Form 10-K
period 2004-12-31
ROYAL CARIBBEAN CRUISES LTD
filed 2005-03-14
CIK 884887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-11884

ROYAL CARIBBEAN CRUISES LTD.

(Exact name of Registrant as specified in its charter)

Republic of Liberia	98-0081645
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1050 Caribbean Way, Miami, Florida 33132

(Address of principal executive offices) (zip code)

(305) 539-6000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	New York Stock Exchange

Liquid Yield Option TM Notes due February 2, 2021	New York Stock Exchange

Zero Coupon Convertible Notes due May 18, 2021	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $4.6 billion as of the last business day of the registrant’s most recently completed second fiscal quarter.

There were 201,696,110 shares of common stock outstanding as of February 28, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

The information required under Part III of this report is incorporated herein by reference to registrant's definitive proxy statement for the 2005 Annual Meeting of Shareholders.

ROYAL CARIBBEAN CRUISES LTD.

PART I

As used in this Annual Report on Form 10-K, the terms “Royal Caribbean,” “Company,” “we,” “our” and “us” refer to Royal Caribbean Cruises Ltd., the term “Celebrity” refers to Celebrity Cruise Lines Inc. and the terms “Royal Caribbean International” and “Celebrity Cruises” refer to our two cruise brands. In accordance with cruise vacation industry practice, the term “berths” is determined based on double occupancy per cabin even though many cabins can accommodate three or more passengers.

Item 1. Business

General

Royal Caribbean International was founded in 1968. The current parent corporation, Royal Caribbean Cruises Ltd., was incorporated on July 23, 1985 in the Republic of Liberia under the Business Corporation Act of Liberia.

We are the world’s second largest cruise company with 29 cruise ships and 60,590 berths.

We operate two brands, Royal Caribbean International and Celebrity Cruises, in the cruise vacation industry. The cruise vacation industry is comprised of the budget, contemporary, premium and luxury segments. Our ships operate on a selection of worldwide itineraries that call on approximately 160 destinations. We compete principally on the basis of quality of ships, quality of service, variety of itineraries and price.

Royal Caribbean International Brand

Royal Caribbean International serves the contemporary and premium segments of the cruise vacation industry. The contemporary segment is served by cruises that are generally seven nights or shorter and feature a casual ambiance. The premium segment is served by cruises that are generally seven to 14 nights and appeal to the more experienced passenger who is usually more affluent. Royal Caribbean International operates 19 cruise ships with 44,136 berths, offering various cruise itineraries that range from two to 14 nights.

Royal Caribbean International’s strategy is to attract an array of vacationing consumers in the contemporary segment by providing a wide variety of itineraries and cruise lengths with multiple innovative options for onboard dining, entertainment and other onboard activities. Royal Caribbean International offers a wide array of onboard activities, services and amenities, including swimming pools, sun decks, beauty salons, exercise and spa facilities, ice skating rinks, in-line skating, basketball courts, rock climbing walls, miniature golf courses, gaming facilities, lounges, bars, Las Vegas-style entertainment, cinemas and “Royal Promenades” which are boulevards with shopping, dining and entertainment venues. Additionally, Royal Caribbean International offers a variety of shore excursions at each port of call. We believe that the variety and quality of Royal Caribbean International’s product offerings represent excellent value to consumers, especially to couples and families traveling with children. Because of the brand’s extensive product offerings, we believe Royal Caribbean International is well positioned to attract new consumers to the cruise vacation industry and to continue to bring past passengers back for their next vacation. While the brand is positioned at the upper end of the contemporary segment, we believe that Royal Caribbean International’s quality enables it to attract consumers from the premium segment as well, thereby achieving one of the broadest market coverage of any of the major brands in the cruise vacation industry.

Celebrity Cruises Brand

Celebrity Cruises primarily serves the premium segment of the cruise vacation industry. Celebrity Cruises operates 10 cruise ships with 16,454 berths and offers various cruise itineraries that range from two to 16 nights.

Celebrity Cruises’ focus is to attract experienced cruisers, with a discerning eye towards unique and enriching experiences, who sail on premium, contemporary and luxury brands. We believe Celebrity Cruises delivers a high quality experience and good value with modern ships, extensive and luxurious spa facilities, premium dining, superior service, unique entertainment programs and a high staff-to-passenger ratio. These are hallmarks of the premium cruise vacation segment. Celebrity Cruises provides a variety of itineraries and cruise lengths and has a high proportion of its fleet deployment in seasonal markets (i.e. Alaska, Bermuda, Europe, Hawaii, the Panama Canal and South America). Celebrity Cruises has increased its breadth of product offerings to include itineraries to the Galapagos Islands, the Arctic, and the Antarctic and has announced it will offer cruises to the Asia-Pacific region in 2006.

Risk Factors

The risk factors set forth below and elsewhere in this Annual Report on Form 10-K are important factors, among others, that could cause actual results to differ from expected or historic results. It is not possible to predict or identify all such factors. Consequently, this list should not be considered a complete statement of all potential risks or uncertainties. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a note regarding forward-looking statements.)

We may lose business to competitors throughout the vacation market.

We operate in the vacation market and cruising is one of many alternatives for people choosing a vacation. We therefore risk losing business not only to other cruise lines, but also to other vacation operators which provide other leisure options including hotels, resorts and package holidays and tours.

We face significant competition from other cruise lines, both on the basis of cruise pricing and also in terms of the nature of ships and services we offer to cruise passengers. Our principal competitors within the cruise vacation industry include Carnival Corporation & plc, which owns, among others, Carnival Cruise Lines, Princess Cruises, Holland America Line, Costa Cruises, P&O Cruises, and Cunard Line; Star Cruises, which owns, among others, Star Cruises and Norwegian Cruise Line; Mediterranean Shipping Company, which owns MSC Cruises; and Disney Cruise Line.

In the event that we do not compete effectively with other vacation alternatives and cruise companies, our results of operations and financial condition could be adversely affected.

Overcapacity within the cruise vacation industry, a reduction in demand or geo-political and economic uncertainties could have a negative impact on revenues, result in impairment of assets and may adversely affect profitability.

Cruising capacity has grown in recent years and we expect it to increase further as the major cruise vacation companies introduce new ships. Demand for cruises has been and is expected to continue to be dependent on the strength of the economies in the countries in which we market our products, the public’s attitude towards the safety of travel and the geo-political climate. Economic or political changes may reduce demand for cruise vacations and may lead to reduced occupancy and/or price discounting which, in turn, could adversely affect our results of operations and financial condition and could result in impairment of our asset values.

Furthermore, events such as terrorist attacks, war and other hostilities and the resulting political instability and concerns over safety and security aspects of traveling have had, and could have in the future, a significant adverse impact on demand and pricing in the travel and vacation industry. Events such as terrorist attacks, war and other hostilities and the resulting security measures and concerns could also impact our ability to source qualified crew from throughout the world at competitive costs and, therefore, increase our shipboard employee costs.

Incidents or adverse publicity concerning the cruise vacation industry could affect our reputation and harm our future sales and profitability.

The operation of cruise ships involves the risk of accidents, illnesses and other incidents which may bring into question passenger safety, health, security and vacation satisfaction and thereby adversely affect future industry performance. Incidents involving cruise ships or adverse media publicity concerning the cruise vacation industry could impact demand and consequently have an adverse impact on our profitability.

Environmental, health and safety, financial responsibility and other maritime regulations could affect operations and increase operating costs.

The United States and various state and foreign government or regulatory agencies have enacted or are considering new environmental regulations or policies that could adversely impact the cruise vacation industry. Some environmental groups have lobbied for more stringent regulation of cruise ships and have generated negative publicity about the cruise vacation industry and its environmental impact. In addition, we are subject to various international, national, state and local laws, regulations and treaties that govern, among other things, safety standards applicable to our ships, health and sanitary standards applicable to our passengers, security standards on board our ships and at the ship/port interface areas, and financial responsibilities to our passengers. These issues are, and we believe will continue to be, an area of focus by the relevant authorities throughout the world. This could result in the enactment of more stringent regulation of cruise ships that would subject us to increasing compliance costs in the future.

We may not be able to obtain financing on terms that are favorable or consistent with our expectations.

To fund our capital expenditures and scheduled debt payments, we rely on a combination of cash flows provided by operations, drawdowns under our available credit facility, the incurrence of additional indebtedness and the sales of equity or debt securities in private or public securities markets. Our credit ratings impact our ability to obtain financing in financial markets and the terms of the financing. Any lowering of our credit ratings may have adverse consequences on our ability to access the financial markets and/or on our cost of financings. In addition, interest rates and our ability to obtain financing are dependent on many economic and political factors beyond our control. Accordingly, we cannot be sure that our cash flows from operations and additional financings will be available in accordance with our expectations.

Conducting business internationally may result in increased costs and other risks.

We operate our business internationally and plan to continue to develop our international presence. Operating internationally exposes us to a number of risks. Examples include political risks and risk of increases in duties and taxes as well as changes in laws and policies affecting cruising, vacation or maritime businesses, or governing the operations of foreign-based companies. Additional risks include currency fluctuations, interest rate movements, imposition of trade barriers and restrictions on repatriation of earnings. If we are unable to address these risks adequately, our results of operations and financial condition could be adversely affected.

We have ship construction contracts which are denominated in euros. While we have entered into euro denominated options and forward contracts to manage a portion of the currency risk associated with these ship construction contracts, we are exposed to fluctuations in the euro exchange rate for the portion of the ship construction contracts that has not been hedged. If the shipyard is unable to perform under the related ship construction contract, any foreign currency hedges that were entered into to manage the currency risk would need to be terminated. Termination of these contracts could result in a significant loss.

Ship construction delays or mechanical faults may result in cancellation of cruises and unscheduled drydocks and repairs.

We depend on the shipyards to construct and deliver our cruise ships on a timely basis and in good working order. The sophisticated nature of building a ship involves risks. Delays or mechanical faults in ship construction have in the past and may in the future result in delays or cancellation of cruises or necessitate unscheduled drydocks and repairs of the ship. Shipyard insolvency and other industrial actions could also delay or indefinitely postpone the timely delivery of new ships. We have experienced mechanical problems with the pod propulsion units on certain ships and there can be no assurance that we will not experience such problems in the future. These events together with any related adverse publicity could, to the extent they are not covered by contractual provisions or insurances, adversely affect our financial results.

Our operating costs and taxes could increase due to market forces and economic or political factors beyond our control.

Our operating costs, including fuel, food, payroll, insurance and security costs, are subject to increases due to market forces and economic or political instability or other factors beyond our control. Increases in these operating costs could adversely affect our profitability. In addition, United States state and local authorities as well as foreign authorities periodically consider increases in taxes. For instance, initiatives are currently pending in Alaska, which, if adopted, would impose taxes on us and our cruise passengers. The implementation of these and other taxes could also cause an increase in our costs.

Unavailability of ports of call may adversely affect our profits.

We believe that port destinations are a major reason why passengers choose to go on a particular cruise or on a cruise vacation. The availability of ports is affected by a number of factors, including, but not limited to, existing capacity constraints, security concerns, adverse weather conditions and natural disasters, financial limitations on port development, local governmental regulations and local community concerns about port development and other adverse impacts on their communities from additional tourists. Any limitations on the availability of our ports of call could adversely affect our profits.

A change in our tax status under the United States Internal Revenue Code may have adverse effects on our income.

We and a number of our subsidiaries are foreign corporations that derive income from a United States trade or business and/or from sources within the United States. Drinker Biddle & Reath LLP, our United States tax counsel, has delivered to us an opinion, based on certain representations and assumptions set forth therein, to the effect that this income, to the extent derived from or incidental to the international operation of a ship or ships, is exempt from United States income tax pursuant to Section 883 of the Internal Revenue Code. We believe that the majority of our income (including that of our subsidiaries) is derived from or incidental to the international operation of a ship or ships. In 2003, final regulations under Section 883 were issued, which narrowed the scope of activities that are considered by the Internal Revenue Service to be incidental to the international operation of ships. Because the regulations are new, the scope of such income that will not qualify for exemption under Section 883 is not clear. (See Outlook under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

Under Section 883, the exemption for our international shipping income is derived from, among other things, a reciprocal exemption provided to United States companies by the Republic of Liberia, the country in which we and our relevant subsidiaries are incorporated. The continuing existence of this reciprocal exemption by Liberia is one of the assumptions upon which our United States tax counsel's opinion is based. To clarify the continued existence of the exemption under an amendment to Liberian tax law adopted in 2000, the Minister of Finance of Liberia promulgated regulations on December 7, 2004, confirming the continued existence of the exemption. This point has also been confirmed in a legal opinion issued by the Minister of Justice and Attorney General of Liberia and in a diplomatic Note sent by the Republic of Liberia to the United States Department of State. We do not have any reason to believe that either the United States Department of State or the Department of Treasury will contest or disagree with the Liberian government's position with respect to the continued existence of the exemption, and are awaiting further confirmation of this point in a diplomatic Note from the United States to Liberia. Based on the foregoing, we believe that the requirement in Section 883 of a reciprocal exemption provided to United States companies by Liberia is and has been satisfied, but until confirmation of this point from the United States Department of State or the Treasury Department is received, there remains the possibility that the Internal Revenue Service might dispute the conclusions regarding Liberian tax law that have been reached by the Liberian authorities.

It should be noted that the provisions of Section 883 are subject to change at any time by legislation. Moreover, changes could occur in the future with respect to the identity, residence or holdings of our direct or indirect shareholders that could affect our eligibility for the Section 883 exemption. Accordingly, there can be no assurance that we will continue to be exempt from United States income tax on United States source shipping income in the future. If we were not entitled to the benefit of Section 883, we and our subsidiaries would be subject to United States taxation on a portion of the income derived from or incidental to the international operation of our ships, which would reduce our net income. See Taxation of the Company below for a discussion of such taxation in the absence of an exemption under Section 883.

We are controlled by principal shareholders that have the power to determine our policies, management and actions requiring shareholder approval.

As of February 28, 2005, A. Wilhelmsen AS., a Norwegian corporation indirectly owned by members of the Wilhelmsen family of Norway, owned approximately 21.3% of our common stock and Cruise Associates, a Bahamian general partnership indirectly owned by various trusts primarily for the benefit of certain members of the Pritzker family and various trusts primarily for the benefit of certain members of the Ofer family, owned approximately 16.5% of our common stock. A. Wilhelmsen AS. and Cruise Associates have the power to determine, among other things:

• our policies and the policies of our subsidiaries,

• the persons who will be our directors and officers, and

• actions requiring shareholder approval.

A. Wilhelmsen AS. and Cruise Associates are parties to a shareholders’ agreement. The agreement provides that our board of directors will consist of the following persons:

• four nominees of A. Wilhelmsen AS.,

• four nominees of Cruise Associates and

• our Chief Executive Officer.

During the term of the shareholders’ agreement, certain corporate actions require the approval of at least one director nominated by A. Wilhelmsen AS. and one director nominated by Cruise Associates. Our principal shareholders are not prohibited from engaging in a business that may compete with our business, subject to certain exceptions. If A. Wilhelmsen AS. and Cruise Associates cease to own a specified percentage of our common stock, we may be obligated to prepay indebtedness outstanding under the majority of our credit facilities, which we may be unable to replace on similar terms. If this were to occur, it could have an adverse impact on our operations and liquidity.

The holders of our common stock may experience a decrease in the value of their equity interest as a result of the sale of currently restricted shares of our common stock into the public market.

A substantial number of shares of our common stock were either issued by us in private transactions not involving a public offering or are held by our affiliates and, therefore the sale of these securities is subject to restrictions under the Securities Act of 1933 (“Securities Act”). These shares include the 42,966,472 shares of our common stock held by A. Wilhelmsen AS. and the 33,281,900 held by Cruise Associates. No predictions can be made as to the effect, if any, that market sales of such shares, or the availability of such shares for future market sales, will have on the market price of our common stock prevailing from time to time. Sales of substantial amounts of our common stock, or the perceptions that such sales could occur, could materially adversely affect the prevailing market price for our common stock and could impair our ability to raise capital through an offering of equity securities. Each of A. Wilhelmsen AS. and Cruise Associates has the right, pursuant to a registration rights agreement, to require us, subject to certain qualifications, to effect the registration under the Securities Act of all or part of their shares of common stock which would allow these shares to be sold into the public market.

We are not a United States corporation and our shareholders may be subject to the uncertainties of a foreign legal system in protecting their interests.

Our corporate affairs are governed by our Restated Articles of Incorporation and By-Laws and by the Business Corporation Act of Liberia. The provisions of the Business Corporation Act of Liberia resemble provisions of the corporation laws of a number of states in the United States. However, while most states have a fairly well developed body of case law interpreting their respective corporate statutes, there are very few judicial cases in Liberia interpreting the Business Corporation Act of Liberia.  For example, the rights and fiduciary responsibilities of directors under Liberian law are not as clearly established as the rights and fiduciary responsibilities of directors under statutes or judicial precedent in existence in certain United States jurisdictions. Thus, our public shareholders may have more difficulty in protecting their interests with respect to actions by management, directors or controlling shareholders than would shareholders of a corporation incorporated in a United States jurisdiction.

Industry

Since 1970, cruising has been one of the fastest growing sectors of the vacation market, as the number of North American passengers has grown to an estimated 9.1 million in 2004 from 0.5 million in 1970, a compound annual growth rate of approximately 9%. We have sought to capitalize on the increasing popularity of cruises through an extensive fleet expansion program.

According to our estimates, the North American cruise market was served by an estimated 114 cruise ships with approximately 136,440 berths at the beginning of 2000. We estimate that this capacity increased to approximately 213,570 berths on 137 ships by the end of 2004. The increase in capacity over the last five years is net of approximately 40 ships with approximately 32,800 berths that have either been retired or moved out of the North American market. There are 11 cruise ships on order with an estimated 30,740 berths which will be placed in service between 2005 and 2007.

The following table details the growth in the North American cruise market of both passengers and weighted-average berths over the past five years:

Year	North American Cruise Passengers(1)	Weighted-Average Supply of Berths Marketed in North America(2)
2000	6,886,000	144,499
2001	6,906,000	151,690
2002	7,640,000	163,187
2003	8,195,000	182,698
2004	9,108,000	206,895

__________

(1)	Source: Cruise Lines International Association based on passengers carried for at least two consecutive nights.
(2)	Source: Our estimates.

Cruise lines compete for consumers’ disposable leisure time spending with other vacation alternatives such as land-based resort hotels and sightseeing destinations. Demand for such activities is influenced by geo-political and general economic conditions. We believe that cruise passengers currently represent only a small share of the vacation market and that a significant portion of cruise passengers carried are first-time cruisers.

Our ships operate worldwide and have itineraries that call on destinations in Alaska, the Antarctic and Arctic, the Bahamas, Bermuda, California, Canada, the Caribbean, Europe, the Galapagos Islands, Hawaii, Mexico, New England, the Panama Canal and South America.

We compete with a number of cruise lines; however, our principal competitors are Carnival Corporation & plc, which owns, among others, Carnival Cruise Lines, Princess Cruises, Holland America Line, Costa Cruises, P&O Cruises, and Cunard Line; Star Cruises, which owns, among others, Star Cruises and Norwegian Cruise Line; Mediterranean Shipping Company, which owns MSC Cruises; and Disney Cruise Line. We compete principally on the bases of quality of ships, quality of service, variety of itineraries and price.

Operating Strategies

Our principal operating strategies are to:

• improve the awareness and market penetration of both our Royal Caribbean International and Celebrity Cruises brands,

• continue to expand our fleet with state-of-the-art cruise ships,

• continue to improve and expand the quality and innovation of our fleet,

• expand into new markets and itineraries,

• further expand our international passenger sourcing,

• utilize sophisticated yield management systems (revenue optimization per berth),

• further improve our technological capabilities, and

• maintain strong relationships with travel agencies, the principal industry distribution system.

Brand Awareness

We continue to broaden the recognition of both the Royal Caribbean International brand and the Celebrity Cruises brand in the cruise vacation industry. Royal Caribbean International is an established brand in the contemporary and premium segments of the cruise vacation industry. We believe we are positioning Celebrity Cruises brand as the best choice in the premium segment of the cruise vacation industry. Each brand has a distinct identity and marketing focus but utilizes shared infrastructure resources.

The Royal Caribbean International brand awareness is achieved through communication strategies designed to broadly communicate its high quality and excellent-value cruise vacations. Royal Caribbean International’s communication strategies target active adults and families who are vacation enthusiasts interested in exploring new destinations, seeking new experiences and having a real “lust for life”. These strategies are also designed to attract first-time cruisers to the cruise vacation industry and to the Royal Caribbean International brand.

In order to attract the active cruiser who is seeking new experiences as well as first-time cruisers, Royal Caribbean International provides multiple choices to passengers through a wide array of itineraries, accommodations, dining options, onboard activities and shore excursions. Hallmarks of the brand include friendly and engaging service, state-of-the-art cruise ships, family programs, entertainment, health and fitness and energizing onboard and shoreside activities designed for passengers of all ages. With the number of young cruisers increasing, we have partnered with Fisher-Price, Inc. and CrayolaR to develop innovative programs for children and their parents to further enhance their cruise experience.

Celebrity Cruises communicates its brand image and message through a series of consumer and trade campaigns, partnerships, products and experiences, all designed to build awareness within the premium cruise sector. Celebrity Cruises’ communications target the savvy cruiser who is well traveled and informed. We believe the savvy cruiser appreciates quality and is interested in local cultures, the arts and fine cuisine.

In order to attract the savvy cruiser, we believe Celebrity Cruises provides a unique vacation through continuous product evolution while staying true to the hallmarks of the brand. Hallmarks of Celebrity Cruises include award-winning cuisine, luxurious spa facilities, unique entertainment, stateroom amenities and personal service with a high staff-to-passenger ratio. To continue its product evolution, Celebrity Cruises has introduced several initiatives. The brand has recently introduced a first for this segment – a partnership with the world-famous Cirque du Soleil. The Bar at the Edge of the EarthSM has been designed exclusively by Cirque du Soleil for two Celebrity Cruises’ ships to deliver a unique, one-of-a-kind bar and nightclub experience. In addition, Celebrity Cruises has partnered with National Geographic Traveler to offer one of the most extensive enrichment programs at sea. The “Captain’s Club” loyalty program continues to be a marketing focus as these passengers are far more likely to cruise again with Celebrity Cruises than non-members. Launched in 2004, Celebrity XpeditionsSM continues to offer a series of unique, upscale experiences designed to differentiate and elevate the Celebrity Cruises brand within the premium cruise segment. A Celebrity Xpedition may be experienced as part of the cruise vacation or as a separate itinerary. These limited-capacity experiences offer itineraries to the Galapagos Islands aboard the Xpedition and the Arctic and Antarctic aboard the Kapitan Khlebnikov. Land experiences include a behind-the-scenes visit with the KGB and Kremlin in Moscow. For 2005, we are adding 13 new Celebrity XpeditionsSM including excursions to the Matterhorn, Easter Island, Houston Space Center and The Great Pyramids of Egypt.

Fleet Expansion

Based on the ships currently on order, our December 31, 2007 capacity is expected to increase to 66,738 berths. Since our first capital expansion program beginning in 1988, we have continued to increase our average ship size and number of available berths, which has enabled us to achieve certain economies of scale. Larger ships allow us to carry more passengers without a corresponding increase in certain operating expenses.

Royal Caribbean International. Founded in 1968, Royal Caribbean International was the first cruise line to design cruise ships especially for warm water year-round cruising. Royal Caribbean International operated a modern fleet in the 1970s and early 1980s, establishing a reputation for high quality. Between 1988 and 1992, the brand tripled its capacity by embarking on its first major capital expansion program by taking delivery of three Sovereign-class ships. From 1995 through 1998, Royal Caribbean International completed its second capital expansion program by taking delivery of six Vision-class ships, ranging in size from 1,804 to 2,000 berths. During this same period, Royal Caribbean International sold four of its original ships because these ships were older in age and design and no longer consistent with its image and marketing strategy.

Royal Caribbean International began its third capital expansion program with orders for five Voyager-class ships and four Radiance-class ships. The Voyager-class ships were placed in service from 1999 through 2003. Each ship is approximately 140,000 gross tons with 3,114 berths. This class of ships is designed to provide more diverse vacation options for families and for those seeking active sports and entertainment alternatives during their vacation experience. Each Voyager-class ship has a variety of unique features, including the cruise vacation industry’s first horizontal atrium, the “Royal Promenade” (which is four decks tall, longer than a football field and provides entertainment, shopping and dining experiences), recreational activities such as ice skating, in-line skating, rock climbing, miniature golf and full court basketball, enhanced staterooms, expanded dining venues and a variety of intimate spaces.

The brand introduced its four Radiance-class ships from 2001 through 2004. The Radiance-class ships (approximately 90,000 gross tons each) are a progression from the brand’s Vision-class ships and have approximately 2,100 berths each. The Radiance-class ships incorporate many of the dining and entertainment options of the Voyager-class ships, as well as offer a wide array of unique features. These features include alternative dining venues, panoramic glass elevators facing outward to the sea, floor to ceiling glass windows offering spectacular sea views and a billiards club featuring gyroscopic billiard tables.

Building on the success of our Voyager-class ships, we have entered into agreements with a shipyard to purchase two Freedom-class ships, Freedom of the Seas and an unnamed ship. The Freedom-class ships will be approximately 15% larger than the Voyager-class ships with approximately 3,600 berths each. The Freedom-class ships will have some of the largest staterooms and balconies in the industry, including flat screen televisions, capabilities for cell phones and other amenities. Innovations include enhancements to the ship’s security, navigational and environmental-management systems. The two ships on order are scheduled for delivery in the second quarters of 2006 and 2007.  Also, on March 4, 2005, we signed a letter of intent to purchase a third Freedom-class ship, subject to certain conditions.

Celebrity Cruises. Celebrity Cruises was founded in 1990 and operated three ships between 1992 and 1995. Between 1995 and 1997, Celebrity Cruises undertook its first capital expansion program, adding three Century-class ships which range in size from 1,750 to 1,870 berths and disposing of one of its original three ships. Celebrity Cruises completed its second capital expansion program with the delivery of four Millennium-class ships from 2000 through 2002. Each Millennium-class ship has 2,034 berths and is approximately 90,000 gross tons.

The Millennium-class ships have elevated the brand’s position in the premium segment of the marketplace. This class of ships, which is a progression from the Century-class ships, builds on the brand’s primary strengths, including gourmet dining, luxurious spa facilities, and spacious staterooms and suites complete with balconies. On the Millennium-class ships, an entire resort deck is dedicated to health, fitness and the rejuvenating powers of water. Celebrity Cruises’ spas are among the most luxurious facilities afloat and offer a variety of features, including a large hydropool with neck massage and body jets and luxurious services including “acupuncture at sea”. To further enhance the onboard experience, Celebrity Cruises offers a more intimate setting in our piano, champagne, and martini bars and lounges.

In 2004, as an alternative to the customary ship experience, Celebrity Cruises placed in service Xpedition, a 100-berth ship that offers a more intimate, smaller ship experience with sailings to the Galapagos Islands.

Fleet Innovation

We place a strong focus on product innovation, not only for stimulating repeat business, but also for driving new demand for our products. The Voyager, Radiance and Millennium-class ships introduced several product innovations to the marketplace, and our brands have begun to adopt these innovations as signature elements. For example, rock climbing walls reflect Royal Caribbean International’s focus on active vacationers, while spa facilities reflect Celebrity Cruises’ focus on discerning travelers. In order to offer passengers a wider range of activities and amenities and to ensure consistency across our fleets, we have embarked on a program of revitalizing our older ships to update and refresh their interiors and to incorporate signature brand elements. Following the completion of extensive renovations to Monarch of the Seas in 2003, Royal Caribbean International completed extensive renovations on Empress of the Seas and Sovereign of the Seas in 2004. Renovations included new balconies, dining venues, lounges and teen areas as well as extensive refurbishments to staterooms and public areas. The Enchantment of the Seas will undergo a lengthening in the spring of 2005 with a new 73-foot midsection, which will feature an additional 151 staterooms, suspension bridges, an overhanging bar offering spectacular panoramic views and bungee trampolines that send passengers soaring into the air high above the sea.

New Markets and Itineraries

Our ships operate worldwide with a selection of itineraries that call on approximately 160 ports. New ships allow us to expand into new destinations, itineraries and markets. Both Royal Caribbean International and Celebrity Cruises have added new itineraries departing from major United States drive markets. Both brands have expanded their mix of itineraries in Alaska and Europe. The brands are now offering a wide variety of cruise tours from Alaska, the Canadian Rockies and Europe in order to provide vacationers with a much broader range of product options. Most recently, Celebrity Cruises has introduced Celebrity XpeditionsSM sailings, excursions and pre and post cruise packages to exotic destinations. Itineraries in 2006 will include Asian-Pacific countries such as Australia, China, Hong Kong, Japan, New Zealand, Singapore, South Korea, Vietnam, and other destinations.

In an effort to secure satisfactory berthing facilities for our ships, and to provide new or enhanced cruise destinations for our passengers, from time to time we assist or invest in the development or enhancement of certain port facilities and infrastructure located in strategically important ports of call. Generally, we collaborate with local private or governmental entities by providing management and/or financial assistance. In exchange for our involvement, we generally secure preferential berthing rights for our ships.

International Passengers

Although the majority of our passengers are from the United States, international passengers represent an important segment of our business. International passengers have grown from approximately 213,000 in 1998 to approximately 511,000 in 2004. We sell and market the Royal Caribbean International and Celebrity Cruises brands to international passengers through our offices in the United States, United Kingdom, Germany, Norway and Italy and through a network of 42 independent international representatives located throughout the world. In order to accommodate the needs of international passengers, we have made selected adjustments to our onboard product and service, including the use of multi-lingual service staff on our ships with a significant number of international passengers. Passenger ticket revenues generated from countries outside the United

States were 18%, 19% and 18% of total revenues in 2004, 2003 and 2002, respectively. Passenger ticket revenues are attributed to geographic areas based on where the reservation was made.

In connection with our international strategy, we have a multi-faceted strategic alliance with First Choice Holidays PLC (“First Choice”), one of the United Kingdom’s largest integrated tour operators. First Choice now provides both of our brands with a significantly larger distribution base in the United Kingdom and access to First Choice’s significant retail outlets. Separately, we are party to a joint venture with First Choice which operates a cruise brand, Island Cruises, that offers itineraries designed to attract international passengers. Island Cruises operates a 1,512-berth ship sailing under the name Island Escape. In October 2005, Celebrity Cruises’ Horizon will move to our joint venture under a six-year lease agreement in order to expand Island Cruises’ presence in Europe and South America.

Revenue Management

We believe we have one of the most advanced revenue management systems in the industry which enables us to make more advantageous decisions about pricing, inventory and marketing actions. We are continuously working to refine these systems and tools through increased forecasting capabilities, ongoing improvements to our understanding of price/demand relationships, and greater automation of the decision process.

Technological Development

We continue to invest in information technology to support our corporate infrastructure and passenger and travel trade relations. Both Royal Caribbean International and Celebrity Cruises have extensive websites that are world-class marketing portals with consumer booking engines providing access to millions of Internet users throughout the world. We have streamlined our documentation process by providing cruise-only passengers with electronic documents accessible online. We also offer passengers the ability to complete their embarkation forms online prior to the embarkation date and, during 2005, we expect to complete the automation of our pierside embarkation process. To further enhance our customer service, we have provided online access so passengers can book shore excursions and Alaska cruisetour land excursions via our websites. We launched a new website for Celebrity Cruises which improves the ease of use and distribution of multimedia marketing information to our current and potential customers. Additionally, we have implemented a customer relationship management tool, which improves our ability to respond to passenger and travel agent inquiries in a timely and accurate manner. Other innovations include wireless internet cafes and cellular phone access on selected ships to satisfy our passengers’ mobile computing and communication needs. We have installed interactive televisions in passenger staterooms on certain ships, enabling passengers to shop for shore excursions, select a dinner wine and monitor their onboard accounts. We have cruisingpower.com, a website dedicated to Internet communications with the travel agency community, which enables fast access to online tools and is the ultimate shared resource center for Royal Caribbean International and Celebrity Cruises information. These online tools include CruiseMatch® Online, an Internet browser-based booking system, CruisePaySM, an online payment service, Insight, a booking summary report and Cruise WriterSM, which provides the capability to customize brochures and flyers.

Travel Agency Support

Travel agencies generate the majority of the bookings for our ships and we are committed to further developing and strengthening this very important distribution channel. In 2004, Royal Caribbean International and Celebrity Cruises launched a brand-dedicated sales force for the United States comprised of our former dual-branded sales force with additional staffing. Each sales team can now focus on the unique qualities of each brand and will be poised to improve the support to the travel agency community. A new department has been created, “Trade Support & Services”, with branded call center operations, which will further support the travel agency community in designing the cruise vacation experience. We offer an automated reservations system, CruiseMatch® Online, which allows travel agents direct access to our computer reservation system for bookings with both brands. We have launched a dedicated home-based portal on cruisingpower.com which offers home-based travel partners access to exclusive communication, education, sales and marketing tools and resources needed to grow their business with us. We have customer service representatives that are trained to assist travel agents in providing a higher level of service and Insight, the first Internet service tool of its kind in the industry, which assists agencies with productivity and enhances customer service. We currently operate two reservation call centers, one in Miami, Florida and the other in Wichita, Kansas, with plans to open a third in Springfield, Oregon, at the end of 2005 offering flexibility and extended hours of operations.

Passenger Services

During 2004, we enrolled our three-millionth member in the “Crown & Anchor Society” loyalty program which includes benefits such as the Crown & Anchor magazine, special cruise offers, onboard amenities and a new, higher level of member recognition, Diamond Plus.

Celebrity ConciergeClass offers an enhanced level of accommodations featuring new amenities and priority services. As a result of the favorable response to these accommodations, the number of Celebrity ConciergeClass staterooms will more than double in 2005. The “Captain’s Club” loyalty program has been enhanced to reward the most loyal Celebrity Cruises passengers by offering special services and amenities.

In order to provide even more value to our passengers, Royal Caribbean International and Celebrity Cruises have partnered with MBNA America Bank to offer the Royal Caribbean Rewards and Celebrity Rewards Visa Credit Cards.  Also, we offer Celebrity Rewards American Express Credit Cards. The cards enable card users to redeem points for cruise vacation benefits. Further, the Celebrity Rewards’ cards enable users to redeem points for non-cruise vacation benefits, including travel, merchandise and cash rewards.

We offer to handle virtually all travel aspects related to passenger reservations and transportation, including arranging passenger air transportation. Our air/sea program offers passengers the choice of our standard air or custom air programs. Our standard air program allows our passengers to benefit from comprehensive relationships that we maintain with many of the major airlines ranging from fare negotiation and space handling to baggage transfer. Our custom air program enables a passenger to customize their flight arrangements, including selection of airline, specific flights and class of service.

Operations

Cruise Ships and Itineraries

We operate 29 ships, under two brands, with a selection of worldwide itineraries ranging from two to 16 nights that call on approximately 160 destinations. The following table represents summary information concerning our ships and their areas of operation based on 2005 itineraries (subject to change):

Ship	Year Ship Entered Service	Berths	Primary Areas of Operation
Royal Caribbean International
Jewel of the Seas	2004	2,112	Eastern/Western Caribbean, Europe
Mariner of the Seas	2003	3,114	Eastern/Western Caribbean
Serenade of the Seas	2003	2,112	Alaska, Southern Caribbean, Panama Canal, Hawaii
Navigator of the Seas	2002	3,114	Eastern/Western Caribbean
Brilliance of the Seas	2002	2,110	Caribbean, Europe, Panama Canal
Adventure of the Seas	2001	3,114	Southern Caribbean
Radiance of the Seas	2001	2,110	Eastern/Western Caribbean, Pacific Coastal, Alaska, Hawaii, Panama Canal, Mexican Riviera
Explorer of the Seas	2000	3,114	Eastern/Western Caribbean
Voyager of the Seas	1999	3,114	Eastern/Western Caribbean, Bermuda
Vision of the Seas	1998	2,000	Alaska, Mexican Riviera, Pacific Coastal
Enchantment of the Seas[1]	1997	1,950	Western Caribbean, Canada/New England
Rhapsody of the Seas	1997	2,000	Western Caribbean
Grandeur of the Seas	1996	1,950	Western Caribbean, Bermuda
Splendour of the Seas	1996	1,804	Western Caribbean, Europe
Legend of the Seas	1995	1,804	Hawaii, Panama Canal, Europe, Western Caribbean
Majesty of the Seas	1992	2,354	Bahamas
Monarch of the Seas	1991	2,384	Baja Mexico
Empress of the Seas[2]	1990	1,600	Western/Southern Caribbean
Sovereign of the Seas	1988	2,276	Bahamas

Celebrity Cruises Constellation	2002	2,034	Caribbean, Europe, Canada/New England
Summit	2001	2,034	Western Caribbean, Alaska, Panama Canal, Mexican Riviera, Pacific Coastal, Hawaii
Infinity	2001	2,034	Hawaii, Alaska, Panama Canal, South America, Baja Mexico, Pacific Coastal
Millennium	2000	2,034	Eastern/Western Caribbean, Europe, Bahamas
Mercury	1997	1,870	Alaska, Pacific Coastal, Mexican Riviera
Galaxy	1996	1,870	Panama Canal, Europe
Century	1995	1,750	Eastern/Western Caribbean, Europe
Zenith	1992	1,374	Caribbean, Bermuda
Horizon[3]	1990	1,354	Bermuda, Caribbean
Xpedition[4]	2004	100	Galapagos Islands

[1] Enchantment of the Seas will be lengthened resulting in an additional 302 berths in the Spring of 2005. In connection with this project, the ship will be out of service from May until early July 2005.

[2] Formerly Nordic Empress.

[3] Horizon will be leased to Island Cruises starting in October 2005 (See Item 1. Business - International Passengers).

[4] Xpedition was built in 2001.

We have two Freedom-class ships on order for the Royal Caribbean International brand. The Freedom-class ships are being built in Turku, Finland by Aker Finnyards. The planned berths and expected delivery dates of the two ships on order are as follows:

Ship	Expected Delivery Date	Berths
Freedom-class:
Freedom of the Seas	2nd Quarter 2006	3,600
Unnamed	2nd Quarter 2007	3,600

Also, we have signed a letter of intent to purchase a third Freedom-class ship, subject to certain conditions, for an additional capacity of approximately 3,600 berths, with an expected delivery date in early 2008.

Seasonality

Our revenues are seasonal based on the demand for cruises. Demand is strongest for cruises during the summer months.

Passengers and Capacity

Selected statistical information is shown in the following table (see Terminology under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, for definitions):

	Year Ended December 31,

	2004	2003	2002	2001	2000

Passengers Carried	3,405,227	2,990,607	2,768,475	2,438,849	2,049,902
Passenger Cruise Days	22,661,965	20,064,702	18,112,782	15,341,570	13,019,811
Available Passenger Cruise Days	21,439,288	19,439,238	17,334,204	15,067,605	12,475,916
Occupancy Percentage	105.7%	103.2%	104.5%	101.8%	104.4%

Cruise Pricing

Our cruise prices include a wide variety of activities and amenities, including meals and entertainment. Prices vary depending on the destination, cruise length, cabin category selected and the time of year the voyage takes place. Additionally, we offer air transportation as a service for passengers that elect to utilize the air program. Our air transportation is available from cities in the United States, Canada and Europe and prices vary by gateway and destination. On average, air tickets are sold to passengers at prices close to cost.

Onboard Activities and Other Revenues

Both of our brands offer modern fleets with a wide array of onboard activities, services and amenities, including swimming pools, sun decks, spa facilities (which include massage and exercise facilities), beauty salons, gaming facilities, lounges, bars, Las Vegas-style entertainment, retail shopping, libraries, cinemas, conference centers and shore excursions at each port of call. In addition, the Royal Caribbean International brand ships offer rock climbing walls and the Voyager-class ships offer additional activities including ice skating rinks and in-line skating. In 2005, Royal Caribbean International will be introducing bungee trampolines on the renovated Enchantment of the Seas. While many onboard activities are included in the base price of a cruise, we realize additional revenues from, among other things, gaming, the sale of alcoholic and other beverages, gift shop items, shore excursions, photography and spa services. In addition, both Royal Caribbean International and Celebrity Cruises offer a catalogue gift service which is now offered via the internet to provide travel agents and others the opportunity to purchase “bon voyage” gifts.

In conjunction with our cruise vacations, we offer pre and post cruise tours, which generally include vacations at nearby attractions or other destinations. We also offer fully escorted, premium land tour packages in Alaska, British Columbia and Europe through Royal Celebrity Tours. Tour itineraries include travel by deluxe motorcoach and/or Wilderness Express traincars. In addition, we sell cruise vacation protection coverage which provides passengers with coverage for trip cancellation, medical protection and baggage protection.

Segment Reporting

We operate two cruise brands, Royal Caribbean International and Celebrity Cruises. The brands have been aggregated as a single operating segment based on the similarity of their economic characteristics, as well as products and services provided. (For financial information see Item 8. Financial Statements and Supplementary Data.)

Employees

As of December 31, 2004, we employed approximately 3,670 full-time and 600 part-time employees worldwide in our shoreside operations. We also employed approximately 34,600 crew and staff for our ships. As of December 31, 2004, approximately 78% of our shipboard employees were covered by collective bargaining agreements. We believe that our relationship with our employees is good.

Suppliers

Our largest purchases are for travel agency services, port facility utilization, food, fuel, airline transportation, advertising, hotel supplies and products related to passenger accommodations. Most of the supplies we require are available from numerous sources at competitive prices. None of our suppliers provided goods or services in excess of 10% of our total revenues in 2004.

Insurance

We maintain insurance on the hull and machinery of our ships, which includes additional coverage for disbursements, earnings and increased value, which are maintained in amounts related to the value of each ship. The coverage for each of the hull policies is maintained with syndicates of insurance underwriters from the British, Scandinavian, French, United States and other international insurance markets.

We maintain liability protection and indemnity insurance on each of our ships through either Assuranceforeningen GARD or the United Kingdom Mutual Steam Ship Assurance Association (Bermuda) Limited.

We maintain war risk insurance, including terrorist risk insurance, on each ship through a Norwegian war risk insurance organization in an amount equal to the total insured hull value. This coverage includes coverage for physical damage to the ship which is not covered under the hull policies as a result of war exclusion clauses in such hull policies. We also maintain protection and indemnity war risk coverage for risks that would be excluded by the rules of the indemnity insurance organizations, subject to certain limitations. Consistent with most marine war risk policies, under the terms of our war risk insurance coverage, underwriters can give seven days notice to us that the policy will be canceled and reinstated at higher premium rates.

We also maintain a form of business interruption insurance with our insurance underwriters in the event that a ship is unable to operate during scheduled cruise periods due to loss or damage to the ship arising from certain covered events that last more than a specified period of time. We also maintain insurance coverage for certain events which would result in a delayed delivery of our contracted new ships, which we normally place starting approximately two years prior to the scheduled delivery dates.

Insurance coverage for shoreside property, onboard consumables and inventory, and general liability risks are maintained with insurance underwriters in the United States and the United Kingdom. We have decided not to carry business interruption insurance for shoreside operations based on our evaluation of the risks involved and our protective measures already in place, as compared to the premium expense.

All insurance coverage is subject to certain limitations, exclusions and deductible levels. In addition, in certain circumstances, we co-insure a portion of these risks. Premiums charged by insurance carriers, including carriers in the maritime insurance industry, increase or decrease from time to time and tend to be cyclical in nature. These cycles are impacted both by our own loss experience and by losses incurred in direct and reinsurance markets. We historically have been able to obtain insurance coverage in amounts and at premiums we have deemed to be commercially acceptable. No assurance can be given that affordable and secure insurance markets will be available to us in the future, particularly for war risk insurance.

The Athens Convention relating to the Carriage of Passengers and their Luggage by Sea (1974) and the 1976 Protocol to the Athens Convention are generally applicable to passenger ships. The United States has not ratified the Athens Convention; however, the 1976 Athens Convention Protocol may be contractually enforced for cruises that do not call at a United States port if the ship flies the flag of a country that has ratified the 1976 Protocol or for cruises which begin or end in such a country. The International Maritime Organization Diplomatic Conference agreed upon a new Protocol to the Athens Convention on November 1, 2002. The 2002 Protocol, which has not yet been ratified, substantially increases the level of compulsory insurance which must be maintained by passenger ship operators. No assurance can be given as to if or when the 2002 Protocol will be ratified. If ratified, no assurance can be given that affordable and secure insurance markets will be available to provide the level of coverage required under the 2002 Protocol.

Trademarks

We own a number of registered trademarks related to the Royal Caribbean International and Celebrity Cruises brands, including the name “Royal Caribbean” and its crown and anchor logo, the name “Celebrity Cruises” and its “X” logo, and the names of our cruise ships. We believe such trademarks are widely recognized throughout the world and have considerable value.

Regulation

Our ships are regulated by various international, national, state and local laws, regulations and treaties in force in the jurisdictions in which they operate. In addition, all of our ships are registered in the Bahamas with the exception of the Xpedition, which is registered in Ecuador. Each ship is subject to regulations issued by its country of registry, including regulations issued pursuant to international treaties governing the safety of the ship and its passengers. Each country of registry conducts periodic inspections to verify compliance with these regulations. Ships operating out of United States ports are subject to inspection by the United States Coast Guard for compliance with international treaties and by the United States Public Health Service for sanitary conditions. Our ships are also subject to similar inspections pursuant to the laws and regulations of various other countries our ships visit.

Our ships are required to comply with international safety standards defined in the Safety of Life at Sea Convention. The Safety of Life at Sea Convention standards are revised from time to time and the most recent modifications are being phased in through 2010. We do not anticipate that we will be required to make any material expenditures in order to comply with these rules.

We are required to obtain certificates from the United States Federal Maritime Commission relating to our ability to meet liability in cases of non-performance of obligations to passengers, as well as casualty and personal injury. Pursuant to the United States Federal Maritime Commission regulations, we arrange through our insurers for the provision of guarantees aggregating $48.8 million for our ship-operating companies as a condition to obtaining the required certificates. The United States Federal Maritime Commission has proposed various revisions to the financial responsibility regulations which could require us to significantly increase the amount of our bonds and accordingly increase our costs of compliance.

We are also required by the United Kingdom and other jurisdictions to establish our financial responsibility for any liability resulting from the non-performance of our obligations to passengers from these jurisdictions. In the United Kingdom, we are currently required by the United Kingdom Passenger Shipping Association and United Kingdom Civil Aviation Authority to provide performance bonds totaling approximately £37.8 million.

We are subject to various United States and international laws and regulations relating to environmental protection. Under such laws and regulations, we are prohibited from, among other things, discharging certain materials, such as petrochemicals and plastics, into the waterways. We have made, and will continue to make, capital and other expenditures to comply with environmental laws and regulations. From time to time, environmental and other regulators consider more stringent regulations which may affect our operations and increase our compliance costs. We believe that the impact of cruise ships on the global environment will continue to be an area of focus by the relevant authorities throughout the world and, accordingly, this will likely subject us to increasing compliance costs in the future.

We are required to obtain certificates from the United States Coast Guard relating to our ability to satisfy liability in cases of water pollution. Pursuant to United States Coast Guard regulations, we arrange through our insurers for the provision of guarantees aggregating $287 million as a condition to obtaining the required certificates.

We hold a permit from the National Park of Galapagos granting Xpedition the right to conduct cruises in the Galapagos Islands. The permit is subject to renewal by the National Park of Galapagos on an annual basis.

We believe that we are in material compliance with all the regulations applicable to our ships and that we have all licenses necessary to conduct our business. Health, safety, security and financial responsibility issues are, and we believe will continue to be, an area of focus by the relevant government authorities in the United States and internationally. From time to time, various regulatory and legislative changes may be proposed that could impact our operations and would likely subject us to increasing compliance costs in the future.

Taxation of the Company

The following discussion of the application of the United States federal income tax laws to us and to our subsidiaries is based on the current provisions of the United States Internal Revenue Code of 1986, as amended; Treasury Department regulations; administrative rulings; and court decisions. All of the foregoing is subject to change, and any change thereto could affect the accuracy of this discussion.

Application of Section 883 of the Internal Revenue Code

We and our subsidiary, Celebrity Cruises Inc., the operator of Celebrity Cruises, are foreign corporations engaged in a trade or business in the United States, and our ship-owning subsidiaries are foreign corporations that, in many cases, depending upon the itineraries of their ships, receive income from sources within the United States. Under Section 883 of the Internal Revenue Code, certain foreign corporations are not subject to United States income or branch profits tax on United States source income derived from or incidental to the international operation of a ship or ships, including income from the leasing of such ships.

A foreign corporation will qualify for the benefits of Section 883 if, in relevant part, (1) the foreign country in which the foreign corporation is organized grants an equivalent exemption to corporations organized in the United States and (2)(A) more than 50% of the value of the corporation’s capital stock is owned, directly or indirectly, by individuals who are residents of a foreign country that grants such an equivalent exemption to corporations organized in the United States or (B) the stock of the corporation (or the direct or indirect corporate parent thereof) is “primarily and regularly traded on an established securities market” in the United States or another qualifying country, such as Norway. In the opinion of our United States tax counsel, Drinker Biddle & Reath LLP, based on the representations and assumptions set forth in that opinion, we, Celebrity Cruises Inc. and our ship-owning subsidiaries qualify for the benefits of Section 883 because we and each of those subsidiaries are incorporated in a qualifying jurisdiction and our common stock is primarily and regularly traded on an established securities market in the United States or Norway.

In 2003, final regulations were issued under Section 883, which are consistent with the opinion of our United States tax counsel regarding the meaning of the phrase “primarily and regularly traded on an established securities market,” but which narrow the scope of activities that are considered by the Internal Revenue Service to be incidental to the international operation of ships. The activities listed in the regulations as not being incidental to the international operation of ships include income from the sale of air and land transportation such as transfers, shore excursions and pre and post cruise tours. To the extent the income from these activities is earned from sources within the United States, that income will be subject to United States taxation. The effective date of these regulations was postponed for one year by the American Jobs Creation Act of 2004. They will now be effective for our 2005 fiscal year. We estimate the application of these new regulations will reduce our 2005 net income by approximately $9.5 million to $11.5 million.

We, Celebrity Cruises Inc. and our ship-owning subsidiaries are corporations incorporated under the laws of the Republic of Liberia. Accordingly, the existence of an exemption from Liberian tax for the international shipping income of United States companies is one of the assumptions upon which our United States tax counsel's opinion is based. The Liberian Revenue and Finance Law of 1977 provided an exemption from Liberian tax for all earnings derived from the operation, chartering or disposition of ships, aside from earnings derived from traffic exclusively within Liberia. Consistent with that law, in an exchange of diplomatic Notes in October 1987, the United States and Liberia confirmed that each of them grants an equivalent exemption for international shipping income of corporations incorporated in the other country. The Liberian tax law was amended in 2000 with the adoption of a new Reform Tax Code, which substantially superseded prior Liberian tax law as of January 1, 2001 and the text of which did not expressly reiterate the exemption for international shipping income contained in the 1977 law. The status of the exemption has recently been clarified, however, in regulations promulgated by the Minister of Finance of Liberia, dated December 7, 2004, and in an opinion issued by the Minister of Justice and Attorney General of Liberia, each of which confirm that international shipping income is currently exempt from Liberian tax and that this exemption has remained in effect continuously since 1977. We also understand that a diplomatic Note confirming the continuing existence of the reciprocal exemption by Liberia has been delivered by the Liberian Ministry of Foreign Affairs to the Liberian Embassy of the United States. We do not have any reason to believe that either the United States Department of State or the Treasury Department will contest or disagree with the Liberian government's position with respect to the continued existence of the exemption, and are awaiting further confirmation of this point in a diplomatic Note from the United States to Liberia. Based on the foregoing, we believe that the requirement in Section 883 of a reciprocal exemption provided to United States companies by Liberia is and has been satisfied, but until confirmation of this point from the United States Department of State or the Treasury Department is received, there remains the possibility that the Internal Revenue Service might dispute the conclusions regarding Liberia tax law that have been reached by the Liberian authorities, and therefore challenge our exemption under Section 883.

Under certain circumstances, changes in our stock ownership could cause our common stock not to be “regularly traded on an established securities market” within the meaning of the regulations under Section 883. To substantially reduce any such risk, in May 2000, our Articles of Incorporation were amended to prohibit any person, other than our two existing largest shareholders, from owning, as determined for purposes of Section 883(c)(3) of the Internal Revenue Code and the regulations promulgated thereunder, shares that give such person in the aggregate more than 4.9% of the relevant class or classes of our shares. Under Liberian law, this amendment may not be enforceable with respect to shares of common stock that were voted against the amendment or that were recorded as abstaining from the vote.

Also, it should be noted that Section 883 has been the subject of legislative modifications in past years that have had the effect of limiting its availability to certain taxpayers, and there can be no assurance that future legislation or certain changes in our stock ownership will not preclude us from obtaining the benefits of Section 883. At this time, however, there is no known limiting legislation pending before the United States Congress.

We believe that the majority of our income and the income of our subsidiaries is derived from or incidental to the international operation of a ship or ships and, therefore, it is exempt from taxation under Section 883. (See Outlook under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

Taxation in the Absence of an Exemption under Section 883 of the Internal Revenue Code

In the event that we, Celebrity Cruises Inc. or our ship-owning subsidiaries were to fail to meet the requirements of Section 883 of the Internal Revenue Code, or if such provision was repealed, then, as explained below, such companies would be subject to United States income taxation on only a portion of their income.

Because we and Celebrity Cruises Inc. conduct a trade or business in the United States, we and Celebrity Cruises Inc. would be taxable at regular corporate rates on our separate Company taxable income (i.e., without regard to the income of our ship-owning subsidiaries), from United States sources, which includes 100% of income, if any, from transportation which begins and ends in the United States (not including possessions of the United States), 50% of income from transportation that either begins or ends in the United States, and no income from transportation that neither begins nor ends in the United States. The legislative history of the transportation income source rules suggests that a cruise that begins and ends in a United States port, but that calls on more than one foreign port, will derive United States source income only from the first and last legs of such cruise. Because there are no regulations or other Internal Revenue Service interpretations of these rules, the applicability of the transportation income source rules in the aforesaid favorable manner is not free from doubt. In addition, if any of our earnings and profits effectively connected with our United States trade or business were withdrawn or were deemed to have been withdrawn from our United States trade or business, such withdrawn amounts would be subject to a “branch profits” tax at the rate of 30%. The amount of such earnings and profits would be equal to the aforesaid United States source income, with certain generally minor adjustments, less income taxes. Finally, we and Celebrity Cruises Inc. would also be potentially subject to tax on portions of certain interest paid by us at rates of up to 30%.

If Section 883 was not available to our ship-owning subsidiaries, each such subsidiary would be subject to a special 4% tax on its United States source gross transportation income, if any, each year because its income is derived from the leasing of a ship and because it does not have a fixed place of business in the United States. Such United States source gross transportation income may be determined under any reasonable method, including ratios of days traveling directly to or from United States ports to total days traveling, or of the lessee’s United States source gross income from the ship (as determined under the source rules discussed in the preceding paragraph, and subject to the assumptions and qualifications set forth therein) to the lessee’s total gross income from the ship.

Website Access to Reports

We make available, free of charge, access to our Annual Reports on Forms 10-K and 20-F, as applicable; all quarterly and current reports on Forms 10-Q, 8-K and 6-K, as applicable; and all amendments to those reports, as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission through our website at www.rclinvestor.com. The information contained on our website is not a part of the Annual Report on Form 10-K and is not incorporated by reference herein.

Executive Officers of the Company

Pursuant to Instruction 3 to Item 401(b) of Regulation S-K, the information regarding our executive officers is hereby included in Part I of this Annual Report on Form 10-K.

Our executive officers are:

Name	Age	Position
Richard D. Fain	57	Chairman, Chief Executive Officer and Director
Jack L. Williams	55	President and Chief Operating Officer
Adam M. Goldstein	45	President, Royal Caribbean International
Daniel J.Hanrahan	47	President, Celebrity Cruises
Luis E. Leon	52	Executive Vice President and Chief Financial Officer
Brian J. Rice	46	Senior Vice President, Revenue Performance

Richard D. Fain has served as a director since 1981 and as our Chairman and Chief Executive Officer since 1988. Mr. Fain is Chairman of the International Council of Cruise Lines, an industry trade organization. Mr. Fain has been involved in the shipping industry for over 25 years.

Jack L. Williams serves as President and Chief Operating Officer of Royal Caribbean Cruises Ltd., a position he has held since 1997. From 1997 until February 2005, Mr. Williams also served as President of the Royal Caribbean International brand and from November 2001 through February 2005 as President of the Celebrity Cruises brand. Prior to 1997, Mr. Williams was Vice President and General Sales Manager for American Airlines where he had been employed for 23 years in a variety of positions in finance, marketing and operations.

Adam M. Goldstein has served as President of Royal Caribbean International since February 2005. As President, Mr. Goldstein oversees fleet operations, sales and marketing for the Royal Caribbean International brand. Mr. Goldstein is also responsible for our supply chain management and for our tour company, Royal Celebrity Tours. Mr. Goldstein was responsible for overseeing these areas as Executive Vice President from November 2002 to February 2005. Mr. Goldstein has been employed with Royal Caribbean since 1988 in a variety of positions, including Senior Vice President, Total Guest Satisfaction and Senior Vice President, Marketing. Mr. Goldstein served as National Chair of the Travel Industry Association of America in 2001.

Daniel J. Hanrahan has served as President of Celebrity Cruises since February 2005 and, in such capacity, is responsible for the brand’s fleet operations, sales and marketing and brand development. From 1999 through February 2005, Mr. Hanrahan served as Senior Vice President, Sales and Marketing, for the Royal Caribbean International brand where he oversaw the brand’s marketing and sales operations. Mr. Hanrahan is currently Vice Chairman of the Cruise Line Industry Association and a member of its executive committee. Mr. Hanrahan has been employed by the Company since 1999.

Luis E. Leon has served as Executive Vice President and Chief Financial Officer since August 2003. From 2001 through August 2003, Mr. Leon was the Chief Financial Officer for Graphic Packaging International Corporation, a New York Stock Exchange-listed manufacturer of folding cartons for the food, beverage and consumer products industry. In such capacity, Mr. Leon was responsible for all financial and information technology functions of the company. From 1994 through 2001, Mr. Leon held various financial and management positions with GS Industries, Inc., a leading maker of wire rod and grinding media for the mining industry, including serving as Executive Vice President and Chief Financial Officer and as a member of the board of directors and member of its executive committee. From 1999 to 2001, Mr. Leon also served as the Chief Operating Officer for GS Industries, Inc.’s Mining Products division. Mr. Leon serves as a member of the foundation board for Miami-Dade College.

Brian J. Rice has served as Senior Vice President, Revenue Performance since 1999 and, in such capacity, is responsible for revenue management, air/sea, groups, decision support, reservations and customer service for both Royal Caribbean International and Celebrity Cruises. Mr. Rice has been employed with the Company for over 15 years.

Item 2. Properties

Information about our cruise ships, including their size and primary areas of operation, may be found within the Operating Strategies - Fleet Expansion section and the Operations - Cruise Ships and Itineraries section in Item 1. Business. Information regarding our cruise ships under construction, estimated expenditures and financing may be found within the Future Capital Commitments and Funding Sources sections of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our principal executive office and shoreside operations are located at the Port of Miami, Florida where we lease three office buildings totaling approximately 359,000 square feet from Miami-Dade County, Florida, under long-term leases with initial terms expiring in various years in and after 2011.

We lease an office building in Wichita, Kansas totaling approximately 95,000 square feet, which is used primarily as a reservation center. We lease an office building in Miramar, Florida totaling approximately 128,000 square feet, which is used primarily as additional office space. In January 2005, we entered into an agreement providing for a developer to construct and lease to us an additional reservation center on undeveloped property in Springfield, Oregon. The new building will total approximately 163,000 square feet and it is expected to be completed at the end of 2005.

Royal Caribbean International operates two private destinations: (i) an island we own in the Bahamas which we call Cococay; and (ii) Labadee, a secluded peninsula which we lease and is located on the north coast of Haiti. From February 2004 through May 2004, our ships did not call on Labadee due to political unrest in Haiti.

We believe that our facilities are adequate for our current needs. We evaluate our needs periodically and obtain additional facilities when considered necessary.

Item 3. Legal Proceedings

We are routinely involved in claims typical within the cruise vacation industry. The majority of these claims is covered by insurance. We believe the outcome of such claims, net of expected insurance recoveries, will not have a material adverse effect upon our financial condition, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

Our common stock is listed on the New York Stock Exchange (“NYSE”) and the Oslo Stock Exchange (“OSE”) under the symbol “RCL”. The table below sets forth the intra-day high and low prices of our common stock as reported by the NYSE and the OSE for the two most recent years by quarter:

	NYSE Common Stock		OSE Common Stock(1)
	High	Low	High	Low

2004 Fourth Quarter	$55.47	$43.60	337.47	291.86
Third Quarter	44.95	39.10	311.76	263.63
Second Quarter	45.99	37.80	320.78	254.82
First Quarter	46.92	34.82	329.21	231.79
2003 Fourth Quarter	35.00	27.08	237.43	186.20
Third Quarter	32.68	22.27	243.89	159.06
Second Quarter	23.42	14.60	170.16	105.22
First Quarter	18.21	12.42	127.00	89.08

__________

(1)	Denominated in Norwegian kroner.

Holders

As of February 28, 2005 there were 1,045 record holders of our common stock. Since certain of our shares are held indirectly, the foregoing number is not representative of the number of beneficial owners.

Dividends

In each quarter of 2004 and 2003, we declared cash dividends on our common stock in the amount of $0.13 per share.

Holders of our common stock have an equal right to share in our profits in the form of dividends when declared by our board of directors out of funds legally available for the distribution of dividends. If declared, there are no relevant time limits under Liberian law pursuant to which the entitlement to the dividend would lapse. Holders of our common stock have no rights to any sinking fund.

There are no exchange control restrictions on remittances of dividends on our common stock. Since (1) we are and intend to maintain our status as a nonresident Liberian entity under the Revenue Code of Liberia (2000) and the regulations thereunder, and (2) our ship-owning subsidiaries are not now engaged, and are not in the future expected to engage, in any business in Liberia, including voyages exclusively within the territorial waters of the Republic of Liberia, we have been advised by Watson, Farley & Williams, our special Liberian counsel, that under current Liberian law, no Liberian taxes or withholding will be imposed on payments to holders of our securities other than to a holder that is a resident Liberian entity or a resident individual or an individual or entity subject to taxation in Liberia as a result of having a permanent establishment (within the meaning of the Revenue Code of Liberia (2000)) in Liberia.

The declaration of dividends shall at all times be subject to the final determination of our board of directors that a dividend is prudent at that time in consideration of the needs of the business. The shareholders agreement provides that A. Wilhelmsen AS. and Cruise Associates will from time to time consider our dividend policy with due regard for the interests of the shareholders in maximizing the return on their investment and our ability to pay such dividends. The shareholders agreement also provides that payment of dividends will depend, among other factors, upon our earnings, financial condition and capital requirements and the income and other tax liabilities of A. Wilhelmsen AS., Cruise Associates and their respective affiliates relating to their ownership of common stock.

Item 6. Selected Financial Data

The selected consolidated financial data presented below for the years 2000 through 2004 and as of the end of each such year, are derived from our audited financial statements and should be read in conjunction with those financial statements and the related notes.

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(in thousands, except per share data)
Operating Data:
Total revenues	$4,555,375	$3,784,249	$3,434,347	$3,145,250	$2,865,846
Operating income	753,589	526,185	550,975	455,605	569,540
Net income	474,691	280,664	351,284	254,457	445,363
Per Share Data — Diluted:
Net income [1]	$2.26	$1.42	$1.76	$1.31	$2.31
Weighted-average shares and potentially dilutive shares [1]	234,580	211,175	209,565	202,004	192,935
Dividends declared per common share	$0.52	$0.52	$0.52	$0.52	$0.48
Balance Sheet Data:
Total assets	$11,964,084	$11,322,742	$10,538,531	$10,368,782	$7,828,465
Total debt, including 'capital leases	5,731,944	5,835,804	5,444,838	5,646,112	3,410,096
Common stock	2,012	1,961	1,930	1,923	1,921
Total shareholders’ equity	4,804,520	4,262,897	4,034,694	3,756,584	3,615,915

1We adopted the provisions of Emerging Issues Task Force 04-8 “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings Per Share,” (“EITF 04-8”) in our fourth quarter of 2004 and restated prior period diluted earnings per share amounts for comparative purposes. The implementation of EITF 04-8 did not change our previously reported 2000 and 2003 diluted earnings per share; however, it reduced our 2002 and 2001 diluted earnings per share by $0.03 and $0.01, respectively. (See Note 8. Earnings Per Share to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data.)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements under this caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this document constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Words such as “expect,” “anticipate,” “goal,” “project,” “plan,” “believe,” “seek,” and similar expressions are intended to identify these forward looking statements. Forward-looking statements do not guarantee future performance and may involve risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to those discussed under Item 1. Business - Risk Factors as well as the following:

• general economic and business conditions,

• vacation industry competition, including cruise vacation industry competition,

• changes in vacation industry capacity, including over capacity in the cruise vacation industry,

• the impact of tax laws and regulations affecting our business or our principal shareholders,

• the impact of changes in other laws and regulations affecting our business,

• the impact of pending or threatened litigation,

• the delivery of scheduled new ships,

• emergency ship repairs,

• negative incidents involving cruise ships including those involving the health and safety of passengers,

• reduced consumer demand for cruises as a result of any number of reasons, including geo-political and economic uncertainties, the unavailability of air service, armed conflict, terrorist attacks and the resulting concerns over safety and security aspects of traveling,

• our ability to obtain financing on terms that are favorable or consistent with our expectations,

• changes in our stock price or principal stockholders,

• the impact of changes in operating and financing costs, including changes in foreign currency and interest rates and fuel, food, payroll, insurance and security costs, and

• weather.

The above examples are not exhaustive and new risks emerge from time to time. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. (See Note 1. General and Note 2. Summary of Significant Accounting Policies to our consolidated financial statements.) Certain of our accounting policies are deemed “critical,” as they require management’s highest degree of judgment, estimates and assumptions. We have discussed these accounting policies and estimates with the audit committee of our board of directors. We believe our most critical accounting policies are as follows:

Ship Accounting

Our ships represent our most significant assets and are stated at cost less accumulated depreciation or amortization. Depreciation of ships, which includes amortization of ships under capital leases, is computed net of a 15% projected residual value using the straight-line method over estimated service lives of primarily 30 years. Improvement costs that we believe add value to our ships are capitalized as additions to the ship and depreciated over the improvements’ estimated useful lives. The estimated cost and accumulated depreciation of refurbished or replaced ship components are written-off and any resulting gain or loss is recognized in cruise operating expenses. Repairs and maintenance activities are charged to expense as incurred and drydocking costs are accrued evenly over the period to the next scheduled drydocking.

Our service life and residual value estimates take into consideration the impact of anticipated technological changes, long-term cruise and vacation market conditions and historical useful lives of similarly-built ships. In addition, we take into consideration our estimates of the average useful lives of the ships’ major component systems, such as hull, superstructure, main electric, engines and cabins. Given the very large and complex nature of our ships, our accounting estimates related to ships and determinations of ship improvement costs to be capitalized require considerable judgment and are inherently uncertain. We do not have cost segregation studies performed to specifically componentize our ship systems; therefore, we estimate the costs of component systems based principally on general and technical information known about major ship component systems and their lives and our knowledge of the cruise vacation industry. We do not identify and track depreciation by ship component systems, but instead utilize these estimates to determine the net cost basis of assets replaced or refurbished.

We believe we have made reasonable estimates for ship accounting purposes. However, should certain factors or circumstances cause us to revise our estimates of ship service lives or projected residual values, depreciation expense could be materially higher or lower. If circumstances cause us to change our assumptions in making determinations as to whether ship improvements should be capitalized, the amounts we expense each year as repairs and maintenance costs could increase, partially offset by a decrease in depreciation expense. If we had reduced our estimated average 30-year ship service life by one year, depreciation expense for 2004 would have increased by approximately $13 million. Further, if our ships were estimated to have no residual value, depreciation expense for 2004 would have increased by approximately $70 million.

Valuation of Long-Lived Assets and Goodwill

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of our asset based on our estimate of its undiscounted future cash flows. If these estimated future cash flows were less than the carrying value of the asset, an impairment charge would be recognized for the difference between the asset’s estimated fair value and its carrying value.

The determination of fair value is based on quoted market prices in active markets, if available. Such markets are often not available for used cruise ships. Accordingly, we also base fair value on independent appraisals, sales price negotiations and projected future cash flows discounted at a rate determined by management to be commensurate with our business risk. The estimation of fair value utilizing discounted forecasted cash flows includes numerous uncertainties which require our significant judgment when making assumptions of revenues, operating costs, marketing, selling and administrative expenses, interest rates, ship additions and retirements, cruise vacation industry competition and general economic and business conditions, among other factors.

Goodwill is reviewed annually or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be fully recoverable. The impairment review consists of comparing the fair value of goodwill to the carrying value. If the carrying value exceeds the fair value, an impairment charge would be recognized for the difference between the carrying value and the fair value. We use the market capitalization method in determining the fair value of our goodwill. If, under certain circumstances, this method is not representative of fair value, we use a present value of future cash flows approach.

We believe we have made reasonable estimates and judgments in determining whether our long-lived assets and goodwill have been impaired; however, if there is a material change in the assumptions used in our determination of fair values or if there is a material change in the conditions or circumstances influencing fair value, we could be required to recognize a material impairment charge.

Contingencies — Litigation

On an ongoing basis, we assess the potential liabilities related to any lawsuits or claims brought against us. While it is typically very difficult to determine the timing and ultimate outcome of such actions, we use our best judgment to determine if it is probable that we will incur an expense related to the settlement or final adjudication of such matters and whether a reasonable estimation of such probable loss, if any, can be made. In assessing probable losses, we take into consideration estimates of the amount of insurance recoveries, if any. We accrue a liability when we believe a loss is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertainties related to the eventual outcome of litigation and potential insurance recoveries, it is possible that certain matters may be resolved for amounts materially different from any provisions or disclosures that we have previously made.

Terminology

Available Passenger Cruise Days (“APCD”) are our measurement of capacity and represent double occupancy per cabin multiplied by the number of cruise days for the period.

Gross Cruise Costs represent the sum of total cruise operating expenses plus marketing, selling and administrative expenses.

Gross Yields represent total revenues per APCD.

Net Cruise Costs represent Gross Cruise Costs excluding commissions, transportation and other expenses and onboard and other expenses (each of which is described below under the Summary of Historical Results of Operations heading). In measuring our ability to control costs in a manner that positively impacts net income, we believe changes in Net Cruise Costs to be the most relevant indicator of our performance. We have not provided a quantitative reconciliation of projected Gross Cruise Costs to projected Net Cruise Costs due to the significant uncertainty in projecting the costs deducted to arrive at this measure. Accordingly, we do not believe that reconciling information for such projected figures would be meaningful.

Net Yields represent Gross Yields less commissions, transportation and other expenses and onboard and other expenses (each of which is described below under the Summary of Historical Results of Operations heading) per APCD. We utilize Net Yields to manage our business on a day-to-day basis and believe that it is the most relevant measure of our pricing performance. We have not provided a quantitative reconciliation of projected Gross Yields to projected Net Yields due to the significant uncertainty in projecting the costs deducted to arrive at this measure. Accordingly, we do not believe that reconciling information for such projected figures would be meaningful.

Occupancy Percentage, in accordance with cruise vacation industry practice, is calculated by dividing Passenger Cruise Days by APCD. A percentage in excess of 100% indicates that three or more passengers occupied some cabins.

Passenger Cruise Days represent the number of passengers carried for the period multiplied by the number of days of their respective cruises.

Overview

Our revenues consist of the following:

Passenger ticket revenues consist of revenue recognized from the sale of passenger tickets and the sale of air transportation to our ships.

Onboard and other revenues consist primarily of revenues from the sale of goods and/or services onboard our ships, cancellation fees, sales of vacation protection insurance and pre and post tours. Also included are revenues we receive from independent third party concessionaires that pay us a percentage of their revenues in exchange for the right to provide selected goods and/or services onboard our ships.

Our cruise operating expenses consist of the following:

Commissions, transportation and other expenses consist of those costs directly associated with passenger ticket revenues, including travel agent commissions, air and other transportation expenses, port costs that vary with passenger head counts and related credit card fees.

Onboard and other expenses consist of the direct costs associated with onboard and other revenues. These costs include the cost of products sold onboard our ships, vacation protection insurance premiums, costs associated with pre and post tours and related credit card fees. Concession revenues have minimal costs associated with them, as the costs related to these activities are incurred by the concessionaires.

Payroll and related expenses consist of costs for shipboard personnel.

Food expenses include food costs for both passengers and crew.

Other operating expenses consist of operating costs such as fuel, repairs and maintenance, port costs that do not vary with passenger head counts, insurance, entertainment and all other operating costs.

We do not allocate payroll and related costs, food costs or other operating costs to the expense categories attributable to passenger ticket revenues or onboard and other revenues since they are incurred to provide the total cruise vacation experience.

Summary of Historical Results of Operations

We reported historical total revenues, operating income, net income and earnings per share as shown in the following table (in thousands, except per share data):

	Year Ended December 31,

	2004	2003	2002

Total revenues	$ 4,555,375	$ 3,784,249	$ 3,434,347
Operating income	753,589	526,185	550,975
Net income	474,691	280,664	351,284
Basic earnings per share	$ 2.39	$ 1.45	$ 1.82
Diluted earnings per share [1]	$ 2.26	$ 1.42	$ 1.76

1We adopted the provisions of Emerging Issues Task Force 04-8 “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings Per Share,” (“EITF 04-8”) in our fourth quarter of 2004 and restated prior period diluted earnings per share amounts for comparative purposes. The implementation of EITF 04-8 did not change our previously reported 2003 diluted earnings per share; however, it reduced our previously reported 2002 diluted earnings per share by $0.03.

Unaudited selected historical statistical information is shown in the following table:

	Year Ended December 31,

	2004	2003	2002

Passengers Carried	3,405,227	2,990,607	2,768,475
Passenger Cruise Days	22,661,965	20,064,702	18,112,782
APCD	21,439,288	19,439,238	17,334,204
Occupancy Percentage	105.7%	103.2%	104.5%

The following table presents historical operating data as a percentage of total revenues for the last three years:

	Year Ended December 31,

	2004	2003	2002

Passenger ticket revenues	73.7	73.3	75.4
Onboard and other revenues	26.3	26.7	24.6

Total revenues	100.0%	100.0%	100.0%

Cruise operating expenses
Commissions, transportation and other	18.1	18.1	19.5
Onboard and other	6.6	6.6	6.1
Payroll and related	10.7	11.3	9.2
Food	5.9	6.3	7.4
Other operating	20.6	20.6	19.3

Total cruise operating expenses	61.9	62.9	61.5
Marketing, selling and administrative expenses	12.9	13.6	12.6
Depreciation and amortization expenses	8.7	9.6	9.9

Operating income	16.5	13.9	16.0
Other income (expense)	(6.1)	(6.5)	(5.8)

Net income	10.4%	7.4%	10.2%

Net income was $474.7 million or $2.26 per share on a diluted basis in 2004, compared to $280.7 million or $1.42 per share in 2003 and $351.3 million or $1.76 per share in 2002. Revenues for 2004 increased 20.4% to $4.6 billion from revenues of $3.8 billion in 2003. The increase in revenues was a result of a 10.3% increase in capacity along with increases in cruise ticket prices, occupancy levels and onboard revenues as consumer sentiment towards leisure travel improved in 2004. During 2004, Net Yields increased 9.2% compared to 2003. Cruise operating expenses increased 18.4% in 2004 compared to 2003 primarily as a result of increases in capacity, the effect of higher cruise ticket prices on commission expenses and higher fuel prices. Net Cruise Costs per APCD increased 5.6% in 2004 compared to 2003. In addition, net income in 2004 included costs of approximately $11.3 million related to the impact of hurricanes.

Revenues in 2003 increased 10.2% to $3.8 billion from revenues of $3.4 billion in 2002. The increase in revenues was a result of a 12.1% increase in capacity, partially offset by lower cruise ticket prices and occupancy levels. In 2003 and 2002, our business was adversely impacted by the terrorist attacks of September 11, 2001, the war in Iraq, the economy and the publicity surrounding Severe Acute Respiratory Syndrome and noroviruses. As a result, we experienced lower cruise ticket prices attributed to consumer apprehension towards travel. Net income in 2002 included a charge of $20.0 million recorded in connection with a litigation settlement. In 2003, we reduced the amount of the charge by approximately $5.8 million based on the actual number of claims filed. Net income in 2002 also included net proceeds of $33.0 million received in connection with the termination of our merger agreement with P&O Princess Cruises plc (“P&O Princess”). (See Note 3. Termination of Proposed Combination with P&O Princess Cruises plc to our consolidated financial statements.)

Outlook

Consumer demand is healthy across all products and for both brands. Many of the demand characteristics are similar to those we experienced in the late 1990’s. As a result, we expect Net Yields for the first quarter of 2005 to increase approximately 7% and, for the full year 2005, to increase in the range of 5% to 7%.

We also expect that in 2005 we will have a relatively small capacity increase of 1.6%, which means fewer economies of scale to absorb inflationary and other cost pressures. In addition, uncertainty about fuel costs makes forecasting difficult. We previously said that assuming the yearly average at-the-pump price of fuel in 2005 is the same as the yearly average in 2004 and adjusting for fewer fuel hedges, we expected Net Cruise Costs to increase in the range of 2% to 3% per APCD. Expected fuel prices for the first quarter of 2005 are about 11% higher than the 2004 yearly average. Assuming at-the-pump fuel prices are 11% higher for the remainder of 2005 than the 2004 average, our Net Cruise Costs per APCD would increase by an additional 1%, or approximately $23 million, as compared to the previous guidance. This increase is after taking into account the benefit of our fuel hedges. In addition, the timing of certain expenses, including marketing, has been deferred from the first quater to later in the year.

We also expect depreciation and amortization to be in the range of $410 million to $420 million and net interest expense to be in the range of $305 million to $315 million in 2005. Additionally, 2005 will be the initial year we accrue income taxes associated with the final regulations under Internal Revenue Code Section 883. We expect the application of the final regulations to reduce 2005 diluted earnings per share by approximately $0.04 to $0.05.

Other items affecting 2005 include the following:

•

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”). SFAS 123R requires the measurement and recognition of compensation expense at the fair value of employee stock awards, except for employee share purchase plans if they meet certain conditions. We expect this change to reduce diluted earnings per share by approximately $0.02.

•

Enchantment of the Seas is scheduled to undergo a lengthening in the spring of 2005 with a new 73-foot midsection. In connection with this project, the ship will be out of service from May until early July 2005. In addition to lost revenue associated with a decrease in APCD, we expect expenses associated with this project to reduce diluted earnings per share by approximately $0.04.

Including the revised assumption for fuel and our expectations concerning other items set forth above, we now expect diluted earnings per share for the first quarter of 2005 to be in the range of $0.55 to $0.60. Notwithstanding the revised assumption for fuel, our expectation for full year 2005 diluted earnings per share remains unchanged in the range of $2.70 to $2.90.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues

Gross Yields and Net Yields were calculated as follows (in thousands, except APCD and Yields):

	Year Ended December 31,

	2004	2003

Passenger ticket revenues	$3,359,201	$2,775,055
Onboard and other revenues	1,196,174	1,009,194

Total revenues	4,555,375	3,784,249

Less:
Commissions, transportation and other	822,206	684,344
Onboard and other	300,717	249,537

Net Revenues	$3,432,452	$2,850,368

APCD	21,439,288	19,439,238
Gross Yields	$212.48	$194.67
Net Yields	$160.10	$146.63

Net Revenues increased 20.4% in 2004 compared to 2003. The increase was due to a 10.3% increase in capacity and a 9.2% increase in Net Yields. The increase in capacity was primarily associated with the full year effect of the additions of Serenade of the Seas and Mariner of the Seas in 2003 and delivery of Jewel of the Seas in 2004. The increase in capacity was partially offset by the cancellation of 54 days of sailings in 2004 due to hurricanes and unscheduled drydocks. The increase in Net Yields was primarily due to higher cruise ticket prices, occupancy levels and amounts spent per passenger onboard. These increases were primarily attributable to improved consumer sentiment towards leisure travel. In 2003, we experienced lower cruise ticket prices due to consumer apprehension towards travel prior to and during the war in Iraq and economic uncertainty. Occupancy in 2004 was 105.7% compared to 103.2% in 2003. Gross Yields increased 9.1% in 2004 compared to 2003 primarily due to the same reasons discussed above for Net Yields.

Onboard and other revenues included concession revenues of $196.3 million and $163.0 million in 2004 and 2003, respectively, which increased in 2004 primarily due to the same reasons discussed above for Net Revenues.

Expenses

Gross Cruise Costs and Net Cruise Costs were calculated as follows (in thousands, except APCD and costs per APCD):

	Year Ended December 31,

	2004	2003

Total cruise operating expenses	$2,819,383	$2,381,035
Marketing, selling and administrative expenses	588,267	514,334

Gross Cruise Costs	3,407,650	2,895,369

Less:
Commissions, transportation and other	822,206	684,344
Onboard and other	300,717	249,537

Net Cruise Costs	$2,284,727	$1,961,488

APCD	21,439,288	19,439,238
Gross Cruise Costs per APCD	$158.94	$148.94
Net Cruise Costs per APCD	$106.57	$100.90

Net Cruise Costs increased 16.5% in 2004 compared to 2003. The increase was due to the 10.3% increase in capacity mentioned above and a 5.6% increase in Net Cruise Costs per APCD. The increase in Net Cruise Costs per APCD was primarily attributed to increases in fuel prices, marketing, selling and administrative expenses, crew salaries and medical expenses, port expenses and costs associated with hurricanes. The weighted-average fuel price (net of the financial impact of fuel swap agreements) for the year ended December 31, 2004 increased 14% per metric ton from the year ended December 31, 2003. As a percentage of total revenues, fuel costs were 5.5% and 5.2% for 2004 and 2003, respectively. The increase in marketing, selling and administrative expenses was primarily attributable to increases in general and administrative costs associated with the expansion of our reservations and sales force and additional information technology projects. In addition, advertising costs increased primarily due to an increase in television media spending and the launch of the Cirque du Soleil and Xpeditions marketing campaigns for Celebrity Cruises. The increase in port expenses was primarily attributed to itinerary changes. In 2004, we incurred approximately $11.3 million in costs related to the impact of hurricanes. In 2003, other operating expenses were reduced by approximately $5.8 million in connection with a litigation settlement. Gross Cruise Costs per APCD increased 6.7% in 2004 compared to 2003 primarily due to the same reasons discussed above for Net Cruise Costs per APCD.

Depreciation and amortization expenses increased 8.7% in 2004 compared to 2003. The increase was primarily due to incremental depreciation associated with the full year effect of the addition of two new ships in 2003 and one new ship in 2004.

Other Income (Expense)

Gross interest expense increased to $317.2 million in 2004 from $284.3 million in 2003. The increase was primarily attributable to a higher average debt level and higher interest rates. Interest capitalized during 2004 decreased to $7.2 million from $15.9 million in 2003 due to a lower average level of investment in ships under construction.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues

Gross Yields and Net Yields were calculated as follows (in thousands, except APCD and Yields):

	Year Ended December 31,

	2003	2002

Passenger ticket revenues	$2,775,055	$2,589,942
Onboard and other revenues	1,009,194	844,405

Total revenues	3,784,249	3,434,347

Less:
Commissions, transportation and other	684,344	669,177
Onboard and other	249,537	208,231

Net Revenues	$2,850,368	$2,556,939

APCD	19,439,238	17,334,204
Gross Yields	$194.67	$198.13
Net Yields	$146.63	$147.51

Net Revenues increased 11.5% in 2003 compared to 2002. The increase was due to a 12.1% increase in capacity, offset by a 0.6% decrease in Net Yields. The increase in capacity was primarily associated with the full year effect of the additions of Constellation, Brilliance of the Seas and Navigator of the Seas in 2002 and the addition of two new ships in 2003. The increase in capacity was partially offset by the cancellation of 46 days of sailings in 2003 due to unscheduled drydocks and the transfer of Viking Serenade to Island Cruises, our joint venture with First Choice Holidays PLC, in 2002. The decrease in Net Yields was primarily due to lower cruise ticket prices and occupancy levels attributable to consumer apprehension towards travel prior to and during the war in Iraq and economic uncertainty. The decrease was partially offset by an increase in net onboard and other revenues due to the assumption of certain onboard functions previously handled by a concessionaire. Occupancy in 2003 was 103.2% compared to 104.5% in 2002. Gross Yields decreased 1.7% in 2003 compared to 2002 primarily due to the same reasons discussed above for Net Yields.

Onboard and other revenues included concession revenues of $163.0 million and $162.0 million in 2003 and 2002, respectively, which increased in 2003 primarily due to the same reasons discussed above for Net Revenues.

Expenses Gross Cruise Costs and Net Cruise Costs were calculated as follows (in thousands, except APCD and costs per APCD):

	Year Ended December 31,

	2003	2002

Total cruise operating expenses	$2,381,035	$2,113,217
Marketing, selling and administrative expenses	514,334	431,055

Gross Cruise Costs	2,895,369	2,544,272

Less:
Commissions, transportation and other	684,344	669,177
Onboard and other	249,537	208,231

Net Cruise Costs	$1,961,488	$1,666,864

APCD	19,439,238	17,334,204
Gross Cruise Costs per APCD	$148.94	$146.78
Net Cruise Costs per APCD	$100.90	$ 96.16

Net Cruise Costs increased 17.7% in 2003 compared to 2002 due to the 12.1% increase in capacity discussed above and a 4.9% increase in Net Cruise Costs per APCD. The increase in Net Cruise Costs per APCD was primarily attributed to the assumption of certain onboard functions previously handled by a concessionaire, fuel prices, the full year impact of the Brilliance of the Seas lease payments and new initiatives associated with the Celebrity Cruises marketing campaign. The change in the concession arrangement resulted in higher payroll and related expenses and onboard and other expenses, partially offset by a decrease in food costs. Fuel costs as a percentage of total revenues were 5.2% and 4.5% for 2003 and 2002, respectively. The increase in Net Cruise Costs per APCD in 2003 was further impacted by the fact that 2002 reflected lower spending levels as a result of business decisions taken subsequent to the events of September 11, 2001. In addition, included in other operating expenses in 2002 was a charge of $20.0 million recorded in connection with a litigation settlement. In 2003, we reduced the amount of the charge by approximately $5.8 million based on the actual number of claims filed. Gross Cruise Costs per APCD increased 1.5% in 2003 compared to 2002 primarily due to the same reasons discussed above for Net Cruise Costs per APCD.

Depreciation and amortization expenses increased 7.0% in 2003 compared to 2002. The increase was primarily due to incremental depreciation associated with the full year effect of the addition of two new ships in 2002 and two new ships in 2003.

Other Income (Expense)

Gross interest expense decreased to $284.3 million in 2003 from $290.3 million in 2002. The decrease was primarily attributable to lower interest rates. Interest capitalized during 2003 decreased to $15.9 million from $23.4 million in 2002 due to a lower average level of investment in ships under construction and lower interest rates.

Included in other income in 2002 was $33.0 million of net proceeds received in connection with the termination of the P&O Princess merger agreement and $12.3 million of compensation from shipyards related to the late delivery of ships.

Liquidity and Capital Resources

Sources and Uses of Cash

Net cash provided by operating activities was $1.1 billion in 2004 compared to $0.9 billion in both 2003 and 2002. The increase in 2004 compared to 2003 was primarily due to an increase in net income. When comparing 2003 to 2002, the decrease in net income was partially offset by an increase in customer deposits due to the timing of cash receipts.

During the year ended December 31, 2004, our capital expenditures were approximately $0.6 billion compared to approximately $1.0 billion in 2003 and $1.0 billion in 2002. Capital expenditures were primarily related to the deliveries of Jewel of the Seas in 2004; Serenade of the Seas and Mariner of the Seas in 2003; and Constellation and Navigator of the Seas in 2002, as well as progress payments for ships under construction in all years.

Interest capitalized during 2004 decreased to $7.2 million from $15.9 million in 2003 and $23.4 million in 2002 due to a lower average level of investment in ships under construction.

During 2004, we drew $225.0 million on an unsecured variable rate term loan due 2006 through 2012. During 2003, we received net cash proceeds of $590.5 million from the issuance of senior unsecured notes due through 2013. During 2002, we obtained financing of $320.0 million related to the acquisition of Constellation. (See Note 6. Long-Term Debt to our consolidated financial statements.)

In July 2002, we financed the addition of Brilliance of the Seas to our fleet by novating our original ship building contract and entering into an operating lease denominated in British pound sterling. In connection with the novation of the contract, we received $77.7 million for reimbursement of shipyard deposits previously made. (See Note 12. Commitments and Contingencies to our consolidated financial statements.)

We made principal payments totaling approximately $361.4 million, $231.1 million and $603.3 million under various term loans, senior notes, revolving credit facilities and capital leases during 2004, 2003 and 2002, respectively.

During 2004, 2003 and 2002, we received $98.3 million, $46.0 million and $6.6 million, respectively, in connection with the exercise of common stock options and we paid quarterly cash dividends on our common stock totaling $104.5 million, $98.3 million and $100.1 million, respectively.

Future Capital Commitments

As of December 31, 2004, we had two Freedom-class ships on order for an additional capacity of approximately 7,200 berths with scheduled deliveries in the second quarters of 2006 and 2007. The estimated aggregate cost of the ships is approximately $1.6 billion, of which we have deposited $137.8 million as of December 31, 2004. (See Item 7A. Quantitative and Qualitative Disclosures About Market Risk.)

We anticipate total capital expenditures, including the two Freedom-class ships on order, will be approximately $0.4 billion, $1.0 billion and $1.0 billion for 2005, 2006 and 2007, respectively.

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2004, our contractual obligations were as follows (in thousands):

	Payments due by period

		Less than 1	1-3	3-5	More than 5
	Total	year	years	years	years

Long-term debt obligations(1)(2)	$5,384,284	$881,256	$1,098,588	$949,815	$2,454,625
Capital lease obligations	347,660	24,118	54,154	63,129	206,259
Operating lease obligations(3)(4)	665,984	50,770	96,860	94,228	424,126
Ship purchase obligations(5)	1,306,462	108,064	1,198,398	—	—
Other(6)	260,916	51,888	86,608	46,015	76,405

Total	$7,965,306	$1,116,096	$2,534,608	$1,153,187	$3,161,415

(1)	Amounts exclude interest, except for the accreted value of our zero coupon convertible notes and Liquid Yield Option™ Notes.
(2)

The $408.5 million accreted value of the zero coupon convertible notes at December 31, 2004 is included in the three to five years category. The $694.3 million accreted value of the Liquid Yield Option™ Notes at December 31, 2004 is included in the more than five years category. The holders of our zero coupon convertible notes and our Liquid Yield Option™ Notes may require us to purchase any notes outstanding at an accreted value of $501.7 million on May 18, 2009 and $930.8 million on February 2, 2011, respectively. These accreted values were calculated based on the number of notes outstanding at December 31, 2004. We may choose to pay any amounts in cash or common stock or a combination thereof.

(3)	We are obligated under noncancelable operating leases primarily for a ship, offices, warehouses, computer equipment and motor vehicles.
(4)

Under the Brilliance of the Seas lease agreement, we may be required to make a termination payment of approximately £126 million, or approximately $242 million based on the exchange rate at December 31, 2004, if the lease is canceled in 2012. This amount is included in more than 5 years category (see Note 12. Commitments and Contingencies to our consolidated financial statements.)

(5)	Amounts represent contractual obligations with initial terms in excess of one year.
(6)	Amounts represent future commitments with remaining terms in excess of one year to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts.

Our off-balance sheet arrangements consist primarily of operating lease commitments as discussed in Note 12. Commitments and Contingencies to our consolidated financial statements. Under the Brilliance of the Seas operating lease, we have agreed to indemnify the lessor to the extent its after-tax return is negatively impacted by unfavorable changes in corporate tax rates and capital allowance deductions. These indemnifications could result in an increase in our lease payments. We are unable to estimate the maximum potential increase in such lease payments due to the various circumstances, timing or combination of events that could trigger such indemnifications. Under current circumstances we do not believe an indemnification is probable.

Some of the contracts that we enter into include indemnification provisions that obligate us to make payments to the counterparty if certain events occur. These contingencies generally relate to changes in taxes, increased lender capital costs and other similar costs. The indemnification clauses are often standard contractual terms and are entered into in the normal course of business. There are no stated or notional amounts included in the indemnification clauses and we are not able to estimate the maximum potential amount of future payments, if any, under these indemnification clauses. We have not been required to make any payments under such indemnification clauses in the past and, under current circumstances, we do not believe an indemnification in any material amount is probable.

As a normal part of our business, depending on market conditions, pricing and our overall growth strategy, we continuously consider opportunities to enter into contracts for the building of additional ships. We may also consider the sale of ships. We continuously consider potential acquisitions and strategic alliances. If any of these were to occur, they would be financed through the incurrence of additional indebtedness, the issuance of additional shares of equity securities or through cash flows from operations.

Funding Sources

As of December 31, 2004, our liquidity was $1.6 billion consisting of approximately $0.6 billion in cash and cash equivalents and $1.0 billion available under our unsecured revolving credit facility. (See Note 6. Long-Term Debt to our consolidated financial statements.) Capital expenditures and scheduled debt payments will be funded through a combination of cash flows from operations, drawdowns under our available credit facility, the incurrence of additional indebtedness and the sales of equity or debt securities in private or public securities markets. There can be no assurances that cash flows from operations and additional financing from external sources will be available in accordance with our expectations.

Our financing agreements contain covenants that require us, among other things, to maintain minimum net worth, and fixed charge coverage ratio and limit our debt to capital ratio. We were in compliance with all covenants as of December 31, 2004.

If A. Wilhelmsen AS. and Cruise Associates, our two principal shareholders, cease to own a specified percentage of our common stock, we may be obligated to prepay indebtedness outstanding under the majority of our credit facilities, which we may be unable to replace on similar terms. If this were to occur, it could have an adverse impact on our liquidity and operations.

We believe our existing credit facility, cash flows from operations, our ability to obtain new borrowings and/or raise new capital or a combination of these sources will be sufficient to fund operations, debt payment requirements and capital expenditures over the next twelve-month period.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Financial Instruments and Other

General

We are exposed to market risk attributable to changes in interest rates, foreign currency exchange rates and fuel prices. We minimize these risks through a combination of our normal operating and financing activities and through the use of derivative financial instruments pursuant to our hedging practices and policies. The financial impacts of these hedging instruments are primarily offset by corresponding changes in the underlying exposures being hedged. We achieve this by closely matching the amount, term and conditions of the derivative instrument with the underlying risk being hedged. We do not hold or issue derivative financial instruments for trading or other speculative purposes. We monitor our derivative positions using techniques including market valuations and sensitivity analyses. (See Note 11. Financial Instruments to our consolidated financial statements.)

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our long-term debt obligations and our operating lease for Brilliance of the Seas. At December 31, 2004, 64% of our debt was effectively fixed and 36% was floating. We enter into interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense and rent expense.

Market risk associated with our long-term fixed rate debt is the potential increase in fair value resulting from a decrease in interest rates. At December 31, 2004, our interest rate swap agreements effectively changed $268.8 million of fixed rate debt with a weighted-average fixed rate of 7.81% to LIBOR-based floating rate debt. The estimated fair value of our long-term fixed rate debt at December 31, 2004, excluding our Liquid Yield Option™ Notes and zero coupon convertible notes, was $3.1 billion using quoted market prices, where available, or using discounted cash flow analyses based on market rates available to us for similar debt with the same remaining maturities. The fair value of our associated interest rate swap agreements was estimated to be $21.9 million as of December 31, 2004 based on quoted market prices for similar or identical financial instruments to those we hold. A hypothetical one percentage point decrease in interest rates at December 31, 2004 would increase the fair value of our long-term fixed rate debt, excluding our Liquid Yield Option™ Notes and zero coupon convertible notes, by approximately $144.1 million, net of an increase in the fair value of the associated interest rate swap agreements.

Market risk associated with our long-term floating rate debt is the potential increase in interest expense from an increase in interest rates. A hypothetical one percentage point increase in interest rates would increase our 2005 interest expense by approximately $9.4 million. At December 31, 2004, we have an interest rate swap agreement that effectively changes $25 million of LIBOR-based floating rate debt to fixed rate debt of 4.395% beginning January 2005.

Market risk associated with our operating lease for Brilliance of the Seas is the potential increase in rent expense from an increase in sterling LIBOR rates. As of January 2005, we have effectively changed 58% of the operating lease obligation from a floating rate to a fixed rate obligation with a weighted-average rate of 4.81% through a combination of interest rate swap agreements and rate fixings with the lessor. A hypothetical one percentage point increase in sterling LIBOR rates would increase our 2005 rent expense by approximately $2.0 million, based on the exchange rate at December 31, 2004, net of the effect of interest rate swaps.

Convertible Notes

The estimated fair values of our Liquid Yield Option™ Notes and zero coupon convertible notes fluctuate with the price of our common stock and at December 31, 2004 were $962.8 million and $756.8 million, respectively. A hypothetical 10% decrease or increase in our December 31, 2004 common stock price would decrease or increase the value of our Liquid Yield Option™ Notes and zero coupon convertible notes by approximately $96.1 million and $74.3 million, respectively.

Foreign Currency Exchange Rate Risk

Our primary exposure to foreign currency exchange rate risk relates to our firm commitments under ship construction contracts (including a ship lengthening contract), denominated in euros. We entered into euro denominated forward contracts to manage this risk. The estimated fair value of such euro denominated forward contracts at December 31, 2004, was a net unrealized gain of approximately $110.9 million, based on quoted market prices for equivalent instruments with the same remaining maturities. These euro denominated forward contracts mature through 2007. At December 31, 2004, approximately 26% of the cost of the ship construction contracts was exposed to fluctuations in the euro exchange rate. A hypothetical 10% strengthening of the euro as of December 31, 2004, assuming no changes in comparative interest rates, would result in a $140.6 million increase in the United States dollar value of the foreign currency denominated ship construction contracts. This increase would be partially offset by an increase in the fair value of our euro denominated forward contracts of approximately $104.3 million.

We are also exposed to foreign currency exchange rate fluctuations on the United States dollar value of our foreign currency denominated forecasted transactions. To manage this exposure, we take advantage of any natural offsets of our foreign currency revenues and expenses and enter into foreign currency forward contracts and/or option contracts for a portion of the remaining exposure related to these forecasted transactions. Our principal net foreign currency exposure relates to the euro, the Norwegian kroner, British pound sterling and the Canadian dollar. At December 31, 2004, the estimated fair value of such contracts was an unrealized loss of approximately $6.0 million based on quoted market prices for equivalent instruments with the same remaining maturities. A hypothetical 10% strengthening of the principal foreign currencies as of December 31, 2004, assuming no changes in comparative interest rates, would result in a $5.8 million increase in the United States dollar value of the 2005 foreign currency denominated forecasted transactions. This increase would be offset by a decrease in the fair value of our 2005 foreign currency forward contracts of approximately $6.4 million.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the consumption of fuel on our ships. Fuel cost, as a percentage of our total revenues, was approximately 5.5% in 2004, 5.2% in 2003 and 4.5% in 2002. Historically, we have used fuel swap agreements and zero cost collars to mitigate the financial impact of fluctuations in fuel prices. As of December 31, 2004, we had fuel swap agreements to pay fixed prices for fuel with an aggregate notional amount of approximately $35.4 million, maturing through 2005. The estimated fair value of these contracts at December 31, 2004 was an unrealized gain of $8.1 million. We estimate that a hypothetical 10% increase in our weighted-average fuel price from that experienced during the year ended December 31, 2004 would increase our 2005 fuel cost by approximately $28.2 million. This increase would be partially offset by an increase in the fair value of our fuel swap agreements of approximately $3.9 million.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Quarterly Selected Financial Data are included beginning on page F-1 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report and concluded that those controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 during the quarter ended December 31, 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only the reasonable assurance that our controls will succeed in achieving their goals under all potential future conditions.

Item 9B. Other Information

None.

PART III

Items 10, 11, 12, 13 and 14. Directors and Executive Officers of the Registrant, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management, Certain Relationships and Related Transactions, and Principal Accounting Fees and Services.

The information required by Items 10, 11, 12, 13 and 14 is incorporated herein by reference to the Royal Caribbean Cruises Ltd. definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year, except that the information concerning the executive officers called for by Item 401(b) of Regulation S-K is included in Part I of this Annual Report on Form 10-K.

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and other senior officers. This code of ethics is posted on our website at www.rclinvestor.com.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	(1) Financial Statements and Schedules
Our Consolidated Financial Statements have been prepared in accordance with Item 8. Financial Statements and Supplementary Data and are included beginning on page F-1 of this report.

(2) Financial Statement Schedules

None.

(3) Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K and such Index to Exhibits is hereby incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL CARIBBEAN CRUISES LTD.

(Registrant)

By: /s/ RICHARD D. FAIN
Richard D. Fain
Chairman and Chief Executive Officer
March 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2005.

/s/ RICHARD D. FAIN
Richard D. Fain
Director, Chairman and Chief Executive Officer

/s/ LUIS E. LEON
Luis E. Leon
Executive Vice President and Chief Financial Officer

/s/ BLAIR H. GOULD
Blair H. Gould
Vice President and Controller

/s/ * BERNARD W. ARONSON
Bernard W. Aronson
Director

/s/ * JOHN D. CHANDRIS
John D. Chandris
Director

/s/ * ARVID GRUNDEKJOEN
Arvid Grundekjoen
Director

/s/ * WILLIAM L. KIMSEY
William L. Kimsey
Director

/s/ * LAURA LAVIADA
Laura Laviada
Director

/s/ * GERT W. MUNTHE
Gert W. Munthe
Director

/s/ * EYAL OFER
Eyal Ofer
Director

/s/ * THOMAS J. PRITZKER
Thomas J. Pritzker
Director

______________________________
William K. Reilly
Director

/s/ * BERNT REITAN
Bernt Reitan
Director

/s/ * ARNE ALEXANDER WILHELMSEN
Arne Alexander Wilhelmsen
Director

*By: /s/ RICHARD D. FAIN
Richard D. Fain, as Attorney-in-Fact

INDEX TO EXHIBITS
Exhibits 10.8 through 10.24 represent managment compensatory plans or arrangements.
Exhibit	Description
3.1

— Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form F-1, File No. 33-59304, filed with the Securities and Exchange Commission (the "Commission"); Exhibit 2.2 to the Company's 1996 Annual Report on Form 20-F filed with the Commission, File No. 1-11884; Document No. 1 in the Company's Form 6-K filed with the Commission on October 14, 1999; Document No. 1 in the Company's Form 6-K filed with the Commission on May 18, 1999; and Document No. 1 in the Company's Form 6-K filed with the Commission on August 28, 2000).

3.2	— Restated By-Laws of the Company (incorporated by reference to Document No. 2 to the Company’s Form 6-K filed with the Commission on May 18, 1999).
4.1

— Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York, successor to NationsBank of Georgia, National Association, as Trustee (incorporated by reference to Exhibit 2.4 to the Company’s 1994 Annual Report on Form 20-F filed with the Commission, File No. 1-11884).

4.2

— Second Supplemental Indenture dated as of March 29, 1995 to Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York, successor to NationsBank of Georgia, National Association, as Trustee (incorporated by reference to Exhibit 2.5 to the Company’s 1995 Annual Report on Form 20-F filed with the Commission, File No. 1-11884).

4.3

— Fourth Supplemental Indenture dated as of August 12, 1996 to Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York, as Trustee (incorporated by reference to Document No. 2 in the Company’s Form 6-K filed with the Commission on February 10, 1997, File No. 1-11884).

4.4

— Fifth Supplemental Indenture dated as of October 14, 1997 to Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 2.10 to the Company’s 1997 Annual Report on Form 20-F filed with the Commission, File No. 1-11884).

4.5

— Sixth Supplemental Indenture dated as of October 14, 1997 to Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 2.11 to the Company’s 1997 Annual Report on Form 20-F filed with the Commission, File No. 1-11884).

4.6

— Seventh Supplemental Indenture dated as of March 16, 1998 to Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 2.12 to the Company’s 1997 Annual Report on Form 20-F filed with the Commission, File No. 1-11884).

4.7

— Eighth Supplemental Indenture dated as of March 16, 1998 to Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 2.13 to the Company’s 1997 Annual Report on Form 20-F filed with the Commission, File No. 1-11884).

4.8

— Ninth Supplemental Indenture dated as of February 2, 2001 to Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 2.10 to the Company’s 2000 Annual Report on Form 20-F filed with the Commission, File No. 1-11884).

4.9

— Tenth Supplemental Indenture dated as of February 2, 2001 to Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 2.11 to the Company’s 2000 Annual Report on Form 20-F filed with the Commission, File No. 1-11884).

4.10

— Eleventh Supplemental Indenture dated as of May 18, 2001 to Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York, as Trustee (incorporated by Reference to Exhibit 2.12 to the Company’s 2001 Annual Report on Form 20-F filed with the Commission, File No. 1-11884).

4.11

— Twelfth Supplemental Indenture dated as of May 9, 2003 to Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 2.13 to the Company's 2003 Annual Report on Form 20-F filed with the Commission, File No. 1-11884).

4.12

— Thirteenth Supplemental Indenture dated as of November 21, 2003 to Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 2.14 to the Company's 2003 Annual Report on Form 20-F filed with the Commission, File No. 1-11884).

10.1

— Amended and Restated Registration Rights Agreement dated as of July 30, 1997 among the Company, A. Wilhelmsen AS., Cruise Associates, Monument Capital Corporation, Archinav Holdings, Ltd. and Overseas Cruiseship, Inc. (incorporated by reference to Exhibit 2.20 to the Company’s 1997 Annual Report on Form 20-F filed with the Commission, File No. 1-11884).

10.2

— Credit Agreement dated as of March 27, 2003 among the Company and various financial institutions and Citibank, N.A., as Administrative Agent (incorporated by reference to Document No. 2 in the Company’s Form 6-K filed with the Commission on March 28, 2003).

10.3

— Office Building Lease Agreement dated July 25, 1989 between Miami-Dade County and the Company, as amended (incorporated by reference to Exhibits 10.116 and 10.117 to the Company’s Registration Statement on Form F-1, File No. 33-46157, filed with the Commission).

10.4

— Office Building Lease Agreement dated January 18, 1994 between Miami-Dade County and the Company (incorporated by reference to Exhibit 2.13 to the Company’s 1993 Annual Report on Form 20-F filed with the Commission, File No. 1-11884).

10.5

— Lease by and between City of Wichita, Kansas and the Company dated as of December 1, 1997, together with First Supplemental Lease Agreement dated December 1, 2000 (incorporated by reference to Exhibit 4.7 to the Company’s 2002 Annual Report on Form 20-F filed with the Commission).

10.6

— Multi-Tenant Office Lease Agreement dated May 3, 2000 between the Company and Opus Real Estate National IV FL, L.L.C. (formerly Miramar 75, L.L.C.), together with four Amendments thereto dated June 1, 2000, November 20, 2000, October 11, 2001 and September 25, 2003 (incorporated by reference to Exhibit 4.6 to the Company’s 2003 Annual Report on Form 20-F filed with the Commission).

10.7	— Lease Agreement dated January 24, 2005 between the Company and Workstage-Oregon, L.L.C.
10.8	— 1990 Stock Option Plan of the Company, as amended (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8, File No. 333-7290, filed with the Commission).
10.9

— 1995 Incentive Stock Option Plan of the Company, as amended (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8, File No. 333-84980, filed with the Commission).

10.10	— Amended and Restated 2000 Stock Award Plan of the Company (incorporated by reference to Exhibit 4.9 to the Company’s 2003 Annual Report on Form 20-F filed with the Commission).
10.11	— Amendment No. 1 dated December 13, 2004 to the Royal Caribbean Cruises Ltd. Amended and Restated 2000 Stock Award Plan.
10.12	— Employment Agreement dated December 21, 2001 between the Company and Richard D. Fain.
10.13	— Trust Agreement for Richard D. Fain dated as of June 30, 1994 between the Company and Gary Hammond, as Trustee, together with Amendment No. 1 dated as of September 30, 1998.
10.14	— Employment Agreement dated August 26, 2002 between the Company and Jack L. Williams, as amended.
10.15	— Employment agreement dated March 10, 2005 between the Company and Luis E. Leon.
10.16	— Description of consulting arrangement between the Company and William K. Reilly.
10.17	— Royal Caribbean Cruises Ltd et. al. Board of Directors Non Qualified Deferred Compensation Plan.
10.18	— Royal Caribbean Cruises Ltd. et. al. Non Qualified Deferred Compensation Plan Rabbi Trust.
10.19	— Royal Caribbean Cruises Ltd. Executive Incentive Plan.
10.20	— Royal Caribbean Cruises Ltd. et. al. Non Qualified 401(k) Plan.
10.21	— Royal Caribbean Cruises Ltd. Supplemental Executive Retirement Plan effective January 1, 1994.
10.22	— Summary of Royal Caribbean Cruises Ltd. Board of Directors Compensation.
10.23

— Form of Royal Caribbean Cruises Ltd. Amended and Restated 2000 Stock Award Plan Stock Option Certificate (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 16, 2005).

10.24

— Form of Royal Caribbean Cruises Ltd. Amended and Restated 2000 Stock Award Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 16, 2005).

12.1	— Statement regarding computation of fixed charge coverage ratio.
21.1	— List of Subsidiaries.
24	— Powers of Attorney.
31	— Certifications required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32	— Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

ROYAL CARIBBEAN CRUISES LTD.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Royal Caribbean Cruises Ltd.:

We have completed an integrated audit of Royal Caribbean Cruises Ltd.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and shareholders' equity,  present fairly, in all material respects, the financial position of Royal Caribbean Cruises Ltd. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A., that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Miami, Florida

March 14, 2005

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

	(in thousands, except per share data)

Passenger ticket revenues	$ 3,359,201	$ 2,775,055	$ 2,589,942
Onboard and other revenues	1,196,174	1,009,194	844,405

Total revenues	4,555,375	3,784,249	3,434,347

Cruise operating expenses
Commissions, transportation and other	822,206	684,344	669,177
Onboard and other	300,717	249,537	208,231
Payroll and related	487,633	426,462	314,370
Food	269,436	239,483	255,703
Other operating	939,391	781,209	665,736

Total cruise operating expenses	2,819,383	2,381,035	2,113,217
Marketing, selling and administrative expenses	588,267	514,334	431,055
Depreciation and amortization expenses	394,136	362,695	339,100

	3,801,786	3,258,064	2,883,372

Operating income	753,589	526,185	550,975

Other income (expense)
Interest income	9,208	4,519	12,413
Interest expense, net of interest capitalized	(309,977)	(268,398)	(266,842)
Other income	21,871	18,358	54,738

	(278,898)	(245,521)	(199,691)

Net income	$ 474,691	$ 280,664	$ 351,284

EARNINGS PER SHARE:
Basic	$ 2.39	$ 1.45	$ 1.82
Diluted (Note 8)	$ 2.26	$ 1.42	$ 1.76

The accompanying notes are an integral part of these financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED BALANCE SHEETS

	As of December 31,

	2004	2003

	(in thousands, except share data)
ASSETS Current assets Cash and cash equivalents	$ 628,578	$ 330,086
Trade and other receivables, net	84,899	89,489
Inventories	60,260	53,277
Prepaid expenses and other assets	86,869	101,698

Total current assets	860,606	574,550
Property and equipment — at cost less accumulated depreciation and amortization	10,193,443	9,943,495
Goodwill — less accumulated amortization of $138,606	278,561	278,561
Other assets	631,474	526,136

	$11,964,084	$11,322,742

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities Current portion of long-term debt	$ 905,374	$ 315,232
Accounts payable	162,973	187,756
Accrued expenses and other liabilities	330,073	271,944
Customer deposits	875,082	729,595

Total current liabilities	2,273,502	1,504,527
Long-term debt	4,826,570	5,520,572
Other long-term liabilities	59,492	34,746

Commitments and contingencies (Note 12)

Shareholders’ equity
Common stock ($.01 par value; 500,000,000 shares authorized; 201,253,140 and 196,106,658 shares issued)	2,012	1,961
Paid-in capital	2,206,157	2,100,612
Retained earnings	2,533,265	2,162,195
Accumulated other comprehensive income	71,363	5,846
Treasury stock (596,556 and 556,212 common shares at cost)	(8,277)	(7,717)

Total shareholders’ equity	4,804,520	4,262,897

	$11,964,084	$11,322,742

The accompanying notes are an integral part of these financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(in thousands)
Operating Activities Net income	$ 474,691	$ 280,664	$ 351,284
Adjustments:
Depreciation and amortization	394,136	362,695	339,100
Accretion of original issue discount on debt	52,562	48,874	46,796
Changes in operating assets and liabilities:
(Increase) decrease in trade and other receivables, net	(3,256)	10,011	(7,339)
Increase in inventories	(6,813)	(15,978)	(3,806)
(Increase) decrease in prepaid expenses and other assets	(17,196)	6,670	(8,469)
(Decrease) increase in accounts payable	(25,987)	19,756	27,083
Increase (decrease) in accrued expenses and other liabilities	53,851	(3,340)	(2,240)
Increase in customer deposits	145,273	161,640	121,870
Other, net	9,730	(13,189)	6,191

Net cash provided by operating activities	1,076,991	857,803	870,470

Investing Activities Purchases of property and equipment	(630,670)	(1,029,530)	(689,991)
Purchases of short-term investments	(732,165)	(216,450)	(21,995)
Proceeds from sale of short-term investments	732,165	216,450	21,995
Other, net	(1,840)	(73,114)	(6,275)

Net cash used in investing activities	(632,510)	(1,102,644)	(696,266)

Financing Activities Repayments of long-term debt	(361,386)	(231,100)	(603,270)
Net proceeds from issuance of long-term debt	225,000	590,536	—
Dividends	(104,521)	(98,320)	(100,127)
Proceeds from exercise of common stock options	98,316	45,960	6,626
Other, net	(3,398)	25,267	37,973

Net cash (used in) provided by financing activities	(145,989)	332,343	(658,798)

Net increase (decrease) in cash and cash equivalents	298,492	87,502	(484,594)
Cash and cash equivalents at beginning of year	330,086	242,584	727,178

Cash and cash equivalents at end of year	$ 628,578	$ 330,086	$ 242,584

Supplemental Disclosures
Cash paid during the year for:
Interest, net of amount capitalized	$ 266,037	$ 219,598	$ 236,523

Noncash investing and financing activities:
Acquisition of a ship through secured debt	$ —	$ —	$ 319,951

The accompanying notes are an integral part of these financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity

	(in thousands)
Balances at January 1, 2002	$1,923	$2,045,904	$1,731,423	$(16,068)	$(6,598)	$3,756,584
Issuance under employee related plans	7	7,745	—	—	(560)	7,192
Common stock dividends	—	—	(100,127)	—	—	(100,127)
Changes related to cash flow derivative hedges	—	—	—	19,761	—	19,761
Net income	—	—	351,284	—	—	351,284

Balances at December 31, 2002	1,930	2,053,649	1,982,580	3,693	(7,158)	4,034,694
Issuance under employee related plans	31	46,963	—	—	(559)	46,435
Common stock dividends	—	—	(101,049)	—	—	(101,049)
Changes related to cash flow derivative hedges	—	—	—	11,526	—	11,526
Minimum pension liability adjustment	—	—	—	(9,373)	—	(9,373)
Net income	—	—	280,664	—	—	280,664

Balances at December 31, 2003	1,961	2,100,612	2,162,195	5,846	(7,717)	4,262,897
Issuance under employee related plans	51	105,545	—	—	(560)	105,036
Common stock dividends	—	—	(103,621)	—	—	(103,621)
Changes related to cash flow derivative hedges	—	—	—	67,082	—	67,082
Minimum pension liability adjustment	—	—	—	(1,565)	—	(1,565)
Net income	—	—	474,691	—	—	474,691

Balances at December 31, 2004	$2,012	$2,206,157	$2,533,265	$71,363	$(8,277)	$4,804,520

Comprehensive income is as follows:

	Year Ended December 31,

	2004	2003	2002

	(in thousands)
Net income	$474,691	$280,664	$351,284
Changes related to cash flow derivative hedges	67,082	11,526	19,761
Minimum pension liability adjustment	(1,565)	(9,373)	—

Total comprehensive income	$540,208	$282,817	$371,045

The accompanying notes are an integral part of these financial statements.

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. General

Description of Business

We are a global cruise company. We operate two cruise brands, Royal Caribbean International and Celebrity Cruises, with 19 and 10 cruise ships, respectively, at December 31, 2004. Our ships operate on a selection of worldwide itineraries that call on approximately 160 destinations.

Basis for Preparation of Consolidated Financial Statements

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and are presented in United States dollars. Estimates are required for the preparation of financial statements in accordance with generally accepted accounting principles. Actual results could differ from these estimates. All significant intercompany accounts and transactions are eliminated in consolidation.

Note 2. Summary of Significant Accounting Policies

Revenues and Expenses

Deposits received on sales of passenger cruises represent unearned revenue and are initially recorded as customer deposit liabilities on our balance sheet. Customer deposits are subsequently recognized as passenger ticket revenues, together with revenues from onboard and other goods and services and all associated direct costs of a voyage, upon completion of voyages with durations of ten days or less and on a pro rata basis for voyages in excess of ten days.

Cash and Cash Equivalents

Cash and cash equivalents include cash and marketable securities with original maturities of less than 90 days.

Inventories

Inventories consist of provisions, supplies and fuel carried at the lower of cost (weighted-average) or market.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. We capitalize interest as part of the cost of acquiring certain assets. Improvement costs that we believe add value to our ships are capitalized as additions to the ship and depreciated over the improvements’ estimated useful lives. Costs of repairs and maintenance are charged to cruise operating expenses as incurred and drydocking costs are accrued evenly over the period to the next scheduled drydocking. The estimated cost and accumulated depreciation of refurbished or replaced ship components are written-off and any resulting gain or loss is recognized in cruise operating expenses. Liquidated damages received from shipyards as a result of late delivery of new ships are deferred and amortized in other income over the period to which they relate, net of related expenses. We review long-lived assets for impairment whenever events or changes in circumstances indicate, based on estimated future cash flows, that the carrying amount of these assets may not be fully recoverable.

Depreciation of property and equipment, which includes amortization of ships under capital leases, is computed using the straight-line method over estimated useful lives of primarily 30 years for ships, net of a 15% projected residual value, the shorter of the lease term or related asset life for leasehold improvements and three to forty years for other property and equipment. (See Note 4. Property and Equipment.)

Goodwill

Goodwill represents the excess of cost over the fair value of net assets acquired. We review goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be fully recoverable.

Advertising Costs

Advertising costs are expensed as incurred except those costs which result in tangible assets, such as brochures, which are treated as prepaid expenses and charged to expense as consumed. Advertising costs consist of media advertising as well as brochure, production and direct mail costs. Media advertising was $133.2 million, $119.2 million and $97.9 million, and brochure, production and direct mail costs were $82.2 million, $73.5 million and $69.5 million for the years 2004, 2003 and 2002, respectively.

Derivative Instruments

We enter into various forward, swap and option contracts to manage our interest rate exposure and to limit our exposure to fluctuations in foreign currency exchange rates and fuel prices. Generally these instruments are designated as hedges and are recorded on the balance sheet at their fair value. Our derivative instruments are not held for trading or speculative purposes.

At inception of the hedge relationship, a derivative instrument that hedges the exposure to changes in the fair value of a recognized asset or liability, or a firm commitment is designated as a fair value hedge. A derivative instrument that hedges a forecasted transaction or the variability of cash flows related to a recognized asset or liability is designated as a cash flow hedge.

Changes in the fair value of derivatives that are designated as fair value hedges are offset against changes in the fair value of the underlying hedged assets, liabilities or firm commitments. Changes in fair value of derivatives that are designated as cash flow hedges are recorded as a component of accumulated other comprehensive income until the underlying hedged transactions are recognized in earnings. On an ongoing basis, we assess whether derivatives used in hedging transactions are “highly effective” in offsetting changes in fair value or cash flow of hedged items. If it is determined that a derivative is not highly effective as a hedge, changes in fair value of the derivatives are recognized in earnings immediately.

Foreign Currency Transactions

The majority of our transactions are settled in United States dollars. Gains or losses resulting from transactions denominated in other currencies are recognized in income at each balance sheet date.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share incorporates the incremental shares issuable upon the assumed exercise of stock options and conversion of potentially dilutive securities. In addition, net income is adjusted to add back the amount of interest recognized in the period associated with the dilutive securities. (See Note 8. Earnings Per Share.)

Stock-Based Employee Compensation

We use the intrinsic value method to account for stock-based employee compensation. The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to such compensation (in thousands, except per share data):

	Year Ended December 31,

	2004	2003	2002

Net income, as reported	$474,691	$280,664	$351,284
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(9,502)	(11,834)	(20,544)

Pro forma net income	465,189	268,830	330,740

Add: Interest on dilutive convertible notes	54,530	-	18,202

Pro forma net income for diluted earnings per share	$519,719	$268,830	$348,942

Weighted-average common shares outstanding	198,946	194,074	192,485
Dilutive effect of stock options and restricted stock awards	3,888	3,023	2,926
Dilutive effect of convertible notes	31,473	-	13,834

Diluted weighted-average shares outstanding	234,307	197,097	209,245

Earnings per share:
Basic — as reported	$ 2.39	$ 1.45	$ 1.82
Basic — pro forma	$ 2.34	$ 1.39	$ 1.72

Diluted — as reported (Note 8)	$ 2.26	$ 1.42	$ 1.76
Diluted — pro forma	$ 2.22	$ 1.36	$ 1.67

We adopted the provisions of Emerging Issues Task Force 04-8 “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings Per Share,” (“EITF 04-8”) in our fourth quarter of 2004 and restated prior period diluted earnings per share amounts for comparative purposes. The implementation of EITF 04-8 did not change our previously reported 2003 pro forma diluted earnings per share; however, it reduced our previously reported 2002 pro forma diluted earnings per share by $0.02. Pro forma diluted earnings per share for the year ended December 31, 2003 did not include 13.8 million shares of our common stock issuable upon conversion of our zero coupon convertible notes because the effect of including them would have been antidilutive.

The weighted-average fair value of options granted during 2004, 2003 and 2002 was $13.10, $8.18 and $6.84 per share, respectively. Fair value information for our stock options was estimated using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	2004	2003	2002
Dividend yield	1.1%	2.7%	2.7%
Expected stock price volatility	41.6%	42.4%	42.9%
Risk-free interest rate	3%	3%	3%
Expected option life	5 years	5 years	5 years

Segment Reporting

We operate two cruise brands, Royal Caribbean International and Celebrity Cruises. The brands have been aggregated as a single operating segment based on the similarity of their economic characteristics as well as product and services provided.

Information by geographic area is shown in the table below. Passenger ticket revenues are attributed to geographic areas based on where the reservation was made.

	2004	2003	2002
Passenger ticket revenues:
United States	82%	81%	82%
All other countries	18%	19%	18%

Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of wasted material (spoilage). The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The provisions of SFAS No. 151 are not expected to have an impact on our results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”). SFAS 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123R requires the measurement and recognition of compensation expense at fair value of employee stock awards, except for employee share purchase plans if they meet certain conditions. Compensation expense for awards and related tax effects shall be recognized as they vest. Currently, we use the intrinsic value method to measure compensation expense for stock-based awards to our employees under APB Opinion No. 25 and disclose pro forma information. SFAS 123R requires adoption in our third quarter of 2005. As a result, we will adopt SFAS 123R for all new awards and for awards modified, repurchased or cancelled after July 1, 2005. For previously issued awards, we will adopt SFAS 123R on a prospective basis and recognize compensation expense on the unvested portion of the awards over the remaining vesting period. The provisions of SFAS 123R are expected to negatively impact our results of operations by approximately $5 million for the year ended December 31, 2005.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29.” APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured on the fair value of the assets exchanged. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The provisions of SFAS No. 153 are not expected to have an impact on our results of operations or financial position.

Reclassifications

Reclassifications have been made to our Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002 to reflect the gross purchases and sales of variable rate debt obligations within our investing activities. We did not hold any of these variable rate securities as of December 31, 2004, 2003 or 2002. As a result, these reclassifications did not impact our previously reported Consolidated Balance Sheets nor our previously reported net cash flows from operating, investing or financing activities in our Consolidated Statements of Cash Flows.

Note 3. Termination of Proposed Combination with P&O Princess Cruises plc

In October 2002, our proposed combination with P&O Princess Cruises plc (“P&O Princess”) was terminated prior to its consummation and P&O Princess paid us a break fee of $62.5 million. We incurred approximately $29.5 million of merger-related costs. The net proceeds of $33.0 million were included in other income. We also agreed to terminate, effective as of January 1, 2003, our joint venture with P&O Princess. The venture was terminated before it commenced business operations.

Note 4. Property and Equipment

Property and equipment consists of the following (in thousands):

	2004	2003

Land	$ 7,056	$ 7,056
Ships	11,056,851	10,536,947
Ships under capital leases	773,562	772,986
Ships under construction	153,415	121,167
Other	415,785	365,535

	12,406,669	11,803,691
Less — accumulated depreciation and amortization	(2,213,226)	(1,860,196)

	$10,193,443	$ 9,943,495

Ships under construction include progress payments for the construction of new ships as well as planning, design, interest, commitment fees and other associated costs. We capitalized interest costs of $7.2 million, $15.9 million and $23.4 million for the years 2004, 2003 and 2002, respectively. Accumulated amortization related to ships under capital leases was $206.5 million and $183.3 million at December 31, 2004 and 2003, respectively.

Note 5. Other Assets

We hold redeemable convertible preferred stock in First Choice Holidays PLC denominated in British pound sterling valued at approximately $300 million. The redeemable convertible preferred stock carries a 6.75% coupon. Dividends of $24.7 million, $21.5 million and $20.3 million were earned in 2004, 2003 and 2002, respectively and recorded in other income. If fully converted, our holding would represent approximately a 17% interest in First Choice Holidays PLC.

Variable Interest Entity

We have determined that one of our minority interests, a ship repair facility in which we invested in April 2001, is a variable interest entity; however, we are not the primary beneficiary and accordingly we do not consolidate this entity. As of December 31, 2004, our investment in this entity including equity and loans, which is also our maximum exposure to loss, was approximately $42 million.

Note 6. Long-Term Debt

Long-term debt consists of the following (in thousands):

	2004	2003

Unsecured revolving credit facilities	$ —	$ —
Unsecured senior notes and senior debentures, 6.75% to 8.75%, due 2005 through 2013, 2018 and 2027	2,258,436	2,400,284
Liquid Yield Option™ Notes with yield to maturity of 4.875%, due 2021	694,316	661,640
Zero coupon convertible notes with yield to maturity of 4.75%, due 2021	408,484	390,535
$625 million unsecured term loan, LIBOR plus 1.25%, due 2005	575,000	625,000
$360 million unsecured term loan, LIBOR plus 1.0%, due 2006	360,000	360,000
$300 million unsecured term loan, LIBOR plus 0.8%, due 2009 through 2010	200,000	200,000
$225 million unsecured term loan, LIBOR plus 1.75%, due 2006 through 2012	225,000	—
Unsecured term loan, 8.0%, due through 2006	35,694	59,919
Term loans, 7.1% to 8.0%, due through 2010, secured by certain Celebrity ships	225,964	308,842
Term loans, LIBOR plus 0.45% to 1.535%, due through 2010, secured by certain Celebrity ships	401,390	459,586
Capital lease obligations with implicit interest rates ranging from 6.5% to 7.2%, due through 2011	347,660	369,998

	5,731,944	5,835,804
Less — current portion	(905,374)	(315,232)

Long-term portion	$4,826,570	$5,520,572

During 2004, we entered into an eight-year, $225.0 million unsecured term loan, at LIBOR plus 1.75%.

During 2003, we received net proceeds of $345.6 million from the issuance, at par, of our 6.875% senior unsecured notes, due 2013 and $244.9 million from the issuance, at a price of 99.339% of par, of our 8.0% senior unsecured notes, due 2010.

During 2003, we replaced our $1.0 billion unsecured revolving credit facility due in June 2003 with a $500.0 million unsecured revolving credit facility, bearing interest at LIBOR plus 1.75%, due in March 2008. Through December 31, 2004, we increased the commitment amount to $1.0 billion. The commitment fee is 0.6% of the undrawn portion of the revolving credit facility.

The Liquid Yield Option™ Notes and the zero coupon convertible notes are unsecured zero coupon bonds with yields to maturity of 4.875% and 4.75%, respectively, due 2021. Each Liquid Yield Option™ Note and zero coupon convertible note was issued at a price of $381.63 and $391.06, respectively, and will have a principal amount at maturity of $1,000. The Liquid Yield Option™ Notes and zero coupon convertible notes are convertible at the option of the holders into 17.7 million and 13.8 million shares of common stock, respectively, if the market price of our common stock reaches certain levels. These conditions were met at December 31, 2004 for the Liquid Yield Option™ Notes and the zero coupon convertible notes.

Commencing on February 2, 2005 and May 18, 2006, we have the right to redeem the Liquid Yield Option™ Notes and the zero coupon convertible notes, respectively, at their accreted values for cash as a whole at any time, or from time to time in part. Holders may require us to purchase any outstanding Liquid Yield Option™ Notes at their accreted value on February 2, 2005 and February 2, 2011 and any outstanding zero coupon convertible notes at their accreted value on May 18, 2009 and May 18, 2014. We may choose to pay the purchase price in cash or common stock or a combination thereof. The first put on the Liquid Yield Option™ Notes expired on February 2, 2005 and, since the next put date is scheduled for the year 2011, the accreted value of the notes was not included in the schedule of annual maturities below.

We entered into a $264.0 million capital lease to finance Splendour of the Seas and a $260.0 million capital lease to finance Legend of the Seas in 1996 and 1995, respectively. The capital leases each have semi-annual payments of approximately $12.0 million over 15 years with final payments of $99.0 million and $97.5 million, respectively.

Under certain of our agreements, the contractual interest rate and commitment fee vary with our debt rating.

The unsecured senior notes and senior debentures are not redeemable prior to maturity.

Our debt agreements contain covenants that require us, among other things, to maintain minimum net worth and fixed charge coverage ratio and limit our debt to capital ratio. We are in compliance with all covenants as of December 31, 2004. Following is a schedule of annual maturities on long-term debt as of December 31, 2004 for each of the next five years (in thousands):

Year
2005	905,374
2006	755,603
2007	397,139
2008	313,452
2009(1)	699,492

(1)

The $408.5 million accreted value of the zero coupon convertible notes at December 31, 2004 is included in year 2009. The holders of our zero coupon convertible notes may require us to purchase any notes outstanding at an accreted value of $501.7 million on May 18, 2009. This accreted value was calculated based on the number of notes outstanding at December 31, 2004. We may choose to pay any amounts in cash or common stock or a combination thereof.

Note 7. Shareholders’ Equity

Our Employee Stock Purchase Plan (“ESPP”), which has been in effect since January 1, 1994, facilitates the purchase by employees of up to 800,000 shares of common stock. Offerings to employees are made on a quarterly basis. Subject to certain limitations, the purchase price for each share of common stock is equal to 90% of the average of the market prices of the common stock as reported on the New York Stock Exchange on the first business day of the purchase period and the last business day of each month of the purchase period. Shares of common stock of 13,281, 21,280 and 25,649 were issued under the ESPP at a weighted-average price of $39.34, $19.56 and $17.34 during 2004, 2003 and 2002, respectively.

Under an executive compensation program approved in 1994, we will award to a trust 10,086 shares of common stock per quarter, up to a maximum of 806,880 shares. We issued 40,344 shares each year under the program during 2004, 2003 and 2002.

We have three Employee Stock Option Plans which provide for awards to our officers, directors and key employees of options to purchase shares of our common stock. The plans consist of a 1990 Employee Stock Option Plan, a 1995 Incentive Stock Option Plan and a 2000 Stock Award Plan. The 1990 Stock Option Plan and the 1995 Incentive Stock Option Plan terminated by their terms in March 2000 and February 2005, respectively. The 2000 Stock Award Plan provides for the issuance of options and stock awards of up to 13,000,000 shares of our common stock. The 2000 Stock Award Plan provides for the issuance, in addition to nonqualifed stock options, of (i) incentive stock options, (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units and (v) performance shares. We awarded 331,756 and 14,025 restricted stock units in 2004 and 2003, respectively. Options and restricted stock units outstanding as of December 31, 2004, vest over three to five years and four to five years, respectively, from the date of grant. Generally, the shares are forfeited if the recipient ceases to be a director or employee before the shares vest. Options are granted at a price not less than the fair value of the shares on the date of grant and expire not later than ten years after the date of grant.

Stock options activity and information about stock options outstanding are summarized in the following tables:

Stock Options Activity

	2004		2003		2002

	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price

Outstanding options at January 1	11,994,522	$23.28	15,234,577	$21.63	17,022,241	$21.49
Granted	973,769	$40.34	536,991	$25.59	617,600	$20.89
Exercised	(5,064,496)	$19.39	(3,064,355)	$14.89	(599,122)	$11.10
Canceled	(311,054)	$30.02	(712,691)	$25.72	(1,806,142)	$23.61

Outstanding options at December 31	7,592,741	$27.76	11,994,522	$23.28	15,234,577	$21.63

Exercisable options at December 31	5,368,655	$25.47	7,949,284	$23.53	7,890,128	$21.82

Available for future grants at December 31	5,766,889		6,793,185		6,744,505

Stock Options Outstanding

	As of December 31, 2004

	Outstanding			Exercisable

Exercise Price Range	Number of Options	Weighted-Average Remaining Life	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price

$ 9.55 - $19.65	1,916,529	6.22 years	$10.89	1,820,456	$10.55
$19.91 - $27.02	1,982,775	5.74 years	$22.97	1,502,215	$23.46
$27.34 - $40.06	2,238,207	7.11 years	$34.45	826,784	$31.64
$41.58 - $51.23	1,455,230	5.10 years	$46.21	1,219,200	$46.02

	7,592,741	6.14 years	$27.76	5,368,655	$25.47

Note 8. Earnings Per Share A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Year Ended December 31,

	2004	2003	2002

Net income	$474,691	$280,664	$351,284
Interest on dilutive convertible notes	54,530	18,893	18,202

Net income for diluted earnings per share	$529,221	$299,557	$369,486

Weighted-average common shares outstanding	198,946	194,074	192,485
Dilutive effect of stock options and restricted stock awards	4,161	3,267	3,246
Dilutive effect of convertible notes	31,473	13,834	13,834

Diluted weighted-average shares outstanding	234,580	211,175	209,565

Basic earnings per share	$ 2.39	$ 1.45	$ 1.82
Diluted earnings per share	$ 2.26	$ 1.42	$ 1.76

In September 2004, the EITF reached a final consensus on EITF 04-8, which requires all shares contingently issuable under our convertible debt instruments to be included in our calculation of diluted earnings per share, if dilutive. Shares contingently issuable under our convertible debt instruments were previously included in our calculation of diluted earnings per share if the share price of our common stock exceeded the conversion trigger prices specified in the debt instruments. We adopted the provisions of EITF 04-8 in our fourth quarter of 2004 and restated prior period earnings per share amounts for comparative purposes. The implementation of EITF 04-8 did not change our previously reported 2003 diluted earnings per share; however, it reduced our previously reported 2002 diluted earnings per share by $0.03.

Options to purchase 1.3 million, 5.3 million and 8.7 million shares for the years ended December 31, 2004, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because the effect of including them would have been antidilutive. Diluted earnings per share for the years ended December 31, 2003 and 2002 did not include 17.7 million shares of our common stock issuable upon conversion of our Liquid Yield Option™ Notes because the effect of including them would have been antidilutive.

Note 9. Retirement Plan

We maintain a defined contribution pension plan covering full-time shoreside employees who have completed the minimum period of continuous service. Annual contributions to the plan are based on fixed percentages of participants’ salaries and years of service, not to exceed certain maximums. Pension cost was $12.2 million, $9.4 million and $8.5 million for the years 2004, 2003 and 2002, respectively.

Note 10. Income Taxes

We and the majority of our subsidiaries are currently exempt from United States corporate tax on income from the international operation of ships pursuant to Section 883 of the Internal Revenue Code. Income tax expense related to our remaining subsidiaries was not significant for the years ended December 31, 2004, 2003 and 2002.

Final regulations under Section 883 were published on August 26, 2003, and will be effective for the year ending December 31, 2005. These regulations confirmed that we qualify for the exemption provided by Section 883, but also narrowed the scope of activities which are considered by the Internal Revenue Service to be incidental to the international operation of ships. The activities listed in the regulations as not being incidental to the international operation of ships include income from the sale of air and other transportation such as transfers, shore excursions and pre and post tours. To the extent the income from such activities is earned from sources within the United States, such income will be subject to United States taxation. We estimate the application of these new regulations will reduce our 2005 net income by approximately $9.5 million to $11.5 million.

Note 11. Financial Instruments

The estimated fair values of our financial instruments are as follows (in thousands):

	2004	2003
Cash and cash equivalents	$ 628,578	$ 330,086
Long-term debt (including current portion of long-term debt)	(6,580,079)	(6,092,777)
Foreign currency forward contracts and purchased call options in a net gain position	104,904	14,474
Interest rate swap agreements in a net receivable position	20,267	23,945
Fuel swap and zero cost collar agreements in a net receivable position	8,130	4,016

The reported fair values are based on a variety of factors and assumptions. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of December 31, 2004 or 2003 or that will be realized in the future and do not include expenses that could be incurred in an actual sale or settlement. Our financial instruments are not held for trading or speculative purposes.

Our exposure under foreign currency contracts, interest rate and fuel swap agreements is limited to the cost of replacing the contracts in the event of non-performance by the counterparties to the contracts, all of which are currently our lending banks. To minimize this risk, we select counterparties with credit risks acceptable to us and we limit our exposure to an individual counterparty. Furthermore, all foreign currency forward contracts are denominated in primary currencies.

Cash and Cash Equivalents

The carrying amounts of cash and cash equivalents approximate their fair values due to the short maturity of these instruments.

Long-Term Debt

The fair values of our senior notes, senior debentures, Liquid Yield Option™ Notes and zero coupon convertible notes were estimated by obtaining quoted market prices. The fair values of all other debt were estimated using discounted cash flow analyses based on market rates available to us for similar debt with the same remaining maturities.

Foreign Currency Contracts

The fair values of our foreign currency forward contracts were estimated using current market prices for similar instruments. Our exposure to market risk for fluctuations in foreign currency exchange rates relates to two ship construction contracts, one ship lengthening contract and forecasted transactions. We use foreign currency forward contracts and purchased call options to mitigate the impact of fluctuations in foreign currency exchange rates. As of December 31, 2004, we had foreign currency forward contracts in a notional amount of $1.2 billion maturing through 2007. The fair value of our foreign currency forward contracts related to one ship construction contract and the lengthening contract, designated as fair value hedges, was a net unrealized gain of approximately $34.7 million and $3.8 million at December 31, 2004 and 2003, respectively. The fair value of our foreign currency forward contracts and purchased call options related to the other ship construction contract, designated as cash flow hedges, was an unrealized gain, net of option premiums, of approximately $76.2 million and $11.2 million at December 31, 2004 and 2003, respectively. At December 31, 2004, approximately 26% of the cost of the ship contracts was exposed to fluctuations in the euro exchange rate.

Interest Rate Swap Agreements

The fair values of our interest rate swap agreements were estimated based on quoted market prices for similar or identical financial instruments to those we hold. Our exposure to market risk for changes in interest rates relates to our long-term debt obligations and our operating lease for Brilliance of the Seas. We enter into interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense and rent expense.

Market risk associated with our long-term fixed rate debt is the potential increase in fair value resulting from a decrease in interest rates. As of December 31, 2004, we had interest rate swap agreements, designated as fair value hedges, which exchanged fixed interest rates for floating interest rates in a notional amount of $268.8 million, maturing in 2006 through 2013.

Market risk associated with our long-term floating rate debt is the potential increase in interest expense from an increase in interest rates. As of December 31, 2004, we had an interest rate swap agreement, designated as a cash flow hedge, which, beginning January 2005, exchanges floating rate term debt for a fixed interest rate of 4.395% in a notional amount of $25.0 million, maturing in 2008.

Market risk associated with our operating lease for Brilliance of the Seas is the potential increase in rent expense from an increase in sterling LIBOR rates. As of January 2005, we have effectively changed 58% of the operating lease obligation from a floating rate to a fixed rate obligation with a weighted-average rate of 4.81% through a combination of interest rate swap agreements, designated as cash flow hedges, and rate fixings with the lessor, maturing in 2012.

Fuel Swap Agreements

The fair values of our fuel swap and zero cost collar agreements were estimated based on quoted market prices for similar or identical financial instruments to those we hold. Our exposure to market risk for changes in fuel prices relates to the forecasted consumption of fuel on our ships. Historically, we have used fuel swap and zero cost collar agreements to mitigate the impact of fluctuations in fuel prices. As of December 31, 2004 and 2003, we had fuel swap agreements, designated as cash flow hedges, to pay fixed prices for fuel with an aggregate notional amount of $35.4 million, maturing through 2005, and $30.2 million, maturing through 2004, respectively.

Note 12. Commitments and Contingencies

Capital Expenditures

As of December 31, 2004, we had two Freedom-class ships on order for an additional capacity of approximately 7,200 berths. The estimated aggregate cost of the ships is approximately $1.6 billion, of which we have deposited $137.8 million as of December 31, 2004. (See Note 11. Financial Instruments.) We anticipate that overall capital expenditures, including the two Freedom-class ships on order, will be approximately $0.4 billion, $1.0 billion and $1.0 billion for 2005, 2006 and 2007, respectively.

Litigation

We are routinely involved in claims typical within the cruise vacation industry. The majority of these claims is covered by insurance. We believe the outcome of such claims, net of expected insurance recoveries, will not have a material adverse effect upon our financial condition, results of operations or liquidity.

Operating Leases

On July 5, 2002, we added Brilliance of the Seas to Royal Caribbean International’s fleet. In connection with this addition, we novated our original ship building contract and entered into an operating lease denominated in British pound sterling. In connection with the novation of the contract, we received $77.7 million for reimbursement of shipyard deposits previously made. The lease payments vary based on sterling LIBOR. The lease has a contractual life of 25 years; however, the lessor has the right to cancel the lease at years 10 and 18. Accordingly, the lease term for accounting purposes is 10 years. In the event of early termination at year 10, we have the option to cause the sale of the vessel at its fair value and use the proceeds toward the applicable termination obligation plus any unpaid amounts due under the contractual term of the lease. Alternatively, we can make a termination payment of approximately £126 million, or approximately $242 million based on the exchange rate at December 31, 2004, and relinquish our right to cause the sale of the vessel. This termination amount, which is our maximum exposure, has been included in the table below for noncancelable operating leases.

In addition, we are obligated under other noncancelable operating leases primarily for offices, warehouses, computer equipment and motor vehicles. As of December 31, 2004, future minimum lease payments under noncancelable operating leases were as follows (in thousands):

Year
2005	$ 50,770
2006	49,067
2007	47,793
2008	47,174
2009	47,054
Thereafter(1)	424,126

$665,984

(1)

Under the Brilliance of the Seas lease agreement, we may be required to make a termination payment of approximately £126 million, or approximately $242 million based on the exchange rate at December 31, 2004, if the lease is canceled in 2012.

Total expense for all operating leases amounted to $54.5 million, $44.1 million and $24.3 million for the years 2004, 2003 and 2002, respectively.

Under the Brilliance of the Seas operating lease, we have agreed to indemnify the lessor to the extent its after-tax return is negatively impacted by unfavorable changes in corporate tax rates and capital allowance deductions. These indemnifications could result in an increase in our lease payments. We are unable to estimate the maximum potential increase in such lease payments due to the various circumstances, timing or combination of events that could trigger such indemnifications. Under current circumstances we do not believe an indemnification in any material amount is probable.

Other

Some of the contracts that we enter into include indemnification provisions that obligate us to make payments to the counterparty if certain events occur. These contingencies generally relate to changes in taxes, increased lender capital costs and other similar costs. The indemnification clauses are often standard contractual terms and are entered into in the normal course of business. There are no stated or notional amounts included in the indemnification clauses and we are not able to estimate the maximum potential amount of future payments, if any, under these indemnification clauses. We have not been required to make any payments under such indemnification clauses in the past and, under current circumstances, we do not believe an indemnification is probable.

If A. Wilhelmsen AS. and Cruise Associates, our two principal shareholders, cease to own a specified percentage of our common stock, we may be obligated to prepay indebtedness outstanding under the majority of our credit facilities, which we may be unable to replace on similar terms. If this were to occur, it could have an adverse impact on our liquidity and operations.

At December 31, 2004, we have future commitments to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts as follows (in thousands):

Year
2005	$ 51,888
2006	49,835
2007	36,773
2008	27,155
2009	18,860
Thereafter	76,405

$260,916

Note 13. Related Parties

A. Wilhelmsen AS. and Cruise Associates collectively own approximately 37.8% of our common stock and are parties to a shareholders’ agreement which provides that our board of directors will consist of four nominees of A. Wilhelmsen AS., four nominees of Cruise Associates and our Chief Executive Officer. They have the power to determine, among other things, our policies and the policies of our subsidiaries and actions requiring shareholder approval.

Note 14. Quarterly Data (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter

	2004	2003	2004	2003	2004	2003	2004	2003

	(in thousands, except per share data)
Total Revenues	$1,061,684	$880,164	$1,142,999	$905,841	$1,386,107	$1,120,199	$964,585	$878,045
Operating Income	$160,468	$114,942	$194,586	$117,203	$358,381	$249,161	$40,154	$44,879
Net Income (Loss)	$95,846	$53,174	$122,159	$55,672	$282,471	$191,867	$(25,785)	$(20,049)
Earnings (Loss) Per Share:
Basic	$0.49	$0.28	$0.61	$0.29	$1.42	$0.99	$(0.13)	$(0.10)
Diluted	$0.47	$0.27	$0.58	$0.28	$1.26	$0.89	$(0.13)	$(0.10)
Dividends Declared Per Share	$0.13	$0.13	$0.13	$0.13	$0.13	$0.13	$0.13	$0.13

We adopted the provisions of EITF 04-8 in our fourth quarter of 2004 and restated prior period earnings per share amounts for comparative purposes. (See Note 8. Earnings Per Share.) The implementation of EITF 04-8 did not change our previously reported diluted earnings per share, except for a reduction of $0.07 and $0.08 per share in our third quarters of 2004 and 2003, respectively, and a reduction of $0.01 per share in our second quarter of 2004.