Form 10-Q
period 2005-03-31
ROYAL CARIBBEAN CRUISES LTD
filed 2005-04-26
CIK 884887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

There were 201,902,710 shares of common stock outstanding as of April 11, 2005.

ROYAL CARIBBEAN CRUISES LTD.

TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16

Item 4. Controls and Procedures	16

PART II. OTHER INFORMATION

Item 5. Other Information	17

Item 6. Exhibits	17

SIGNATURES	18

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	First Quarter Ended
	March 31,

	2005	2004

Passenger ticket revenues	$ 872,672	$ 790,093
Onboard and other revenues	295,405	271,591

Total revenues	1,168,077	1,061,684

Cruise operating expenses
Commissions, transportation and other	213,572	203,904
Onboard and other	60,954	57,883
Payroll and related	127,785	115,942
Food	67,568	65,836
Other operating	237,503	210,834

Total cruise operating expenses	707,382	654,399
Marketing, selling and administrative expenses	161,530	150,238
Depreciation and amortization expenses	99,762	96,579

Operating Income	199,403	160,468

Other income (expense)
Interest income	2,447	1,449
Interest expense, net of interest capitalized	(75,289)	(75,740)
Other income	8,782	9,669

	(64,060)	(64,622)

Net Income	$ 135,343	$ 95,846

Earnings Per Share:
Basic	$ 0.67	$ 0.49

Diluted	$ 0.63	$ 0.47

Weighted-Average Shares Outstanding:
Basic	201,619	197,425

Diluted	236,209	216,000

The accompanying notes are an integral part of these financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of

	March 31,	December 31,
	2005	2004

	(unaudited)
Assets Current assets Cash and cash equivalents	$ 311,340	$ 628,578
Trade and other receivables, net	82,239	84,899
Inventories	59,585	60,260
Prepaid expenses and other assets	109,024	86,869

Total current assets	562,188	860,606
Property and equipment — at cost less accumulated depreciation and amortization	10,172,558	10,193,443
Goodwill — less accumulated amortization of $138,606	278,561	278,561
Other assets	586,804	631,474

	$11,600,111	$11,964,084

Liabilities and Shareholders’ Equity
Current liabilities Current portion of long-term debt	$ 330,419	$ 905,374
Accounts payable	185,507	162,973
Accrued expenses and other liabilities	320,544	330,073
Customer deposits	1,004,507	875,082

Total current liabilities	1,840,977	2,273,502
Long-term debt	4,794,517	4,826,570
Other long-term liabilities	66,127	59,492
Commitments and contingencies (Note 5) Shareholders’ equity Common stock ($.01 par value; 500,000,000 shares authorized; 201,841,185 and 201,253,140 shares issued)	2,018	2,012
Paid-in capital	2,222,604	2,206,157
Retained earnings	2,642,387	2,533,265
Accumulated other comprehensive income	39,898	71,363
Treasury stock (606,642 and 596,556 common shares at cost)	(8,417)	(8,277)

Total shareholders’ equity	4,898,490	4,804,520

	$11,600,111	$11,964,084

The accompanying notes are an integral part of these financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	First Quarter Ended
	March 31,

	2005	2004

Operating Activities Net income	$ 135,343	$ 95,846
Adjustments:
Depreciation and amortization	99,762	96,579
Accretion of original issue discount on debt	13,426	12,610
Changes in operating assets and liabilities:
Increase in trade and other receivables, net	(716)	(702)
Decrease (increase) in inventories	675	(3,181)
Increase in prepaid expenses and other assets	(18,846)	(35,174)
Increase in accounts payable	21,884	5,821
Decrease in accrued expenses and other liabilities	(3,411)	(9,566)
Increase in customer deposits	129,425	149,986
Other, net	4,165	1,599

Net cash provided by operating activities	381,707	313,818

Investing Activities Purchases of property and equipment	(74,928)	(79,182)
Purchases of short-term investments	(56,500)	(303,822)
Proceeds from sale of short-term investments	56,500	129,950
Other, net	(1,159)	12,326

Net cash used in investing activities	(76,087)	(240,728)

Financing Activities
Repayments of long-term debt	(600,097)	(24,961)
Dividends	(28,049)	(28,460)
Proceeds from exercise of common stock options	5,152	42,158
Other, net	136	(12,788)

Net cash used in financing activities	(622,858)	(24,051)

Net (decrease) increase in cash and cash equivalents	(317,238)	49,039
Cash and cash equivalents at beginning of period	628,578	330,086

Cash and cash equivalents at end of period	$311,340	$379,125

Supplemental Disclosure
Cash paid during the period for:
Interest, net of amount capitalized	$ 59,401	$ 62,255

The accompanying notes are an integral part of these financial statements.

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As used in this document, the terms “Royal Caribbean,” “Company,” “we,” “our” and “us” refer to Royal Caribbean Cruises Ltd., the term “Celebrity” refers to Celebrity Cruise Lines Inc. and the terms “Royal Caribbean International” and “Celebrity Cruises” refer to our two cruise brands. In accordance with cruise vacation industry practice, the term “berths” is determined based on double occupancy per cabin even though many cabins can accommodate three or more passengers.

Note 1. Basis for Preparation of Consolidated Financial Statements

We believe the accompanying unaudited consolidated financial statements contain all normal recurring accruals necessary for a fair presentation. Our revenues are seasonal and results for interim periods are not necessarily indicative of results for the entire year.

The interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004.

Note 2. Summary of Significant Accounting Policies

Stock-Based Employee Compensation

We use the intrinsic value method to account for stock-based employee compensation. The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to such compensation (in thousands, except per share data):

	First Quarter Ended
	March 31,

	2005	2004

Net income, as reported	$135,343	$95,846
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(2,725)	(1,470)

Pro forma net income	132,618	94,376

Add: Interest on dilutive convertible notes	13,944	4,882

Pro forma net income for diluted earnings per share	$146,562	$99,258

Weighted-average common shares outstanding	201,619	197,425
Dilutive effect of stock options and restricted stock awards	2,857	4,256
Dilutive effect of convertible notes	31,270	13,834

Diluted weighted-average shares outstanding	235,746	215,515

Earnings per share:
Basic — as reported	$ 0.67	$ 0.49
Basic — pro forma	$ 0.66	$ 0.48

Diluted — as reported	$ 0.63	$ 0.47
Diluted — pro forma	$ 0.62	$ 0.46

Pro forma diluted earnings per share for the quarter ended March 31, 2004 did not include 17.7 million shares of our common stock issuable upon conversion of our Liquid Yield Option™ Notes and options to purchase 1.7 million shares because the effect of including them would have been antidilutive.

Accounting Pronouncements

In April 2005, the Securities and Exchange Commission issued a rule that amends the implementation dates for SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”). The new rule calls for the implementation of SFAS 123R at the beginning of the first quarter of 2006, instead of the third quarter of 2005. SFAS 123R is expected to reduce our results of operations by approximately $12.1 million for the year ended December 31, 2006.

Reclassifications

Reclassifications have been made to our Consolidated Statement of Cash Flows for the first quarter ended March 31, 2004 to reflect the gross purchases and sales of variable rate debt obligations within our investing activities rather than as a component of cash and cash equivalents. We also changed the amount of our previously reported cash and cash equivalents in our Consolidated Statement of Cash Flows for the first quarter ended March 31, 2004 to $379.1 million from $553.0 million. We did not hold any of these variable rate securities as of March 31, 2005 and December 31, 2004.

Note 3. Earnings Per Share

A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	First Quarter Ended
	March 31,

	2005	2004

Net income	$135,343	$ 95,846
Interest on dilutive convertible notes	13,944	4,882

Net income for diluted earnings per share	$149,287	$100,728

Weighted-average common shares outstanding	201,619	197,425
Dilutive effect of stock options and restricted stock awards	3,320	4,741
Dilutive effect of convertible notes	31,270	13,834

Diluted weighted-average shares outstanding	236,209	216,000

Basic earnings per share	$ 0.67	$ 0.49
Diluted earnings per share	$ 0.63	$ 0.47

Diluted earnings per share for the quarter ended March 31, 2004 did not include 17.7 million shares of our common stock issuable upon conversion of our Liquid Yield Option™ Notes and options to purchase 1.7 million shares because the effect of including them would have been antidilutive.

Note 4. Shareholders' Equity

We declared cash dividends on common shares of $0.13 per share during each of the first quarters in 2005 and 2004.

Note 5. Commitments and Contingencies

Capital Expenditures. As of March 31, 2005, we had three Freedom-class ships on order for an additional capacity of approximately 10,800 berths. The aggregate cost of the ships is approximately $2.5 billion, of which we have deposited $171.9 million as of March 31, 2005. Approximately 19% of the aggregate cost of the ships was exposed to fluctuations in the euro exchange rate at March 31, 2005.

As of March 31, 2005, we anticipated overall capital expenditures, including the three Freedom-class ships on order, will be approximately $0.4 billion for 2005 and $1.1 billion for each of the years 2006, 2007 and 2008.

Litigation. We are routinely involved in claims typical within the cruise vacation industry. The majority of these claims is covered by insurance. We believe the outcome of such claims, net of expected insurance recoveries, will not have a material adverse effect upon our financial condition, results of operations or liquidity.

Other. Under the Brilliance of the Seas operating lease, we have agreed to indemnify the lessor to the extent its after-tax return is negatively impacted by unfavorable changes in corporate tax rates and capital allowance deductions. These indemnifications could result in an increase in our lease payments. We are unable to estimate the maximum potential increase in such lease payments due to the various circumstances, timing or combination of events that could trigger such indemnifications. Under current circumstances we do not believe an indemnification is probable.

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

If A.Wilhelmsen AS. and Cruise Associates, our two principal shareholders, cease to own a specified percentage of our common stock, we may be obligated to prepay indebtedness outstanding under the majority of our credit facilities, which we may be unable to replace on similar terms. If this were to occur, it could have an adverse impact on our liquidity and operations.

Note 6. Comprehensive Income

Comprehensive income includes net income and changes in the fair value of derivative instruments that qualify as cash flow hedges. The cumulative changes in fair value of the derivatives are deferred and recorded as a component of accumulated other comprehensive income until the hedged transactions are realized and recognized in earnings. Comprehensive income was as follows (in thousands):

	First Quarter Ended
	March 31,

	2005	2004

Net income	$135,343	$95,846
Changes related to cash flow derivative hedges	(31,465)	(9,804)

Total comprehensive income	$103,878	$86,042

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements under this caption “Management's Discussion and Analysis of Financial Condition and Results of Operations,” constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Words such as “expect,” “anticipate,” “goal,” “project,” “plan,” “believe,” “seek” and similar expressions are intended to identify these forward-looking statements. Forward-looking statements do not guarantee future performance and may involve risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to:

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

This report should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2004.

Terminology

Available Passenger Cruise Days (“APCD”) are our measurement of capacity and represent double occupancy per cabin multiplied by the number of cruise days for the period.

Gross Cruise Costs represent the sum of total cruise operating expenses plus marketing, selling and administrative expenses.

Gross Yields represent total revenues per APCD.

Net Cruise Costs represent Gross Cruise Costs excluding commissions, transportation and other expenses and onboard and other expenses (each of which is described below under the Overview heading). In measuring our ability to control costs in a manner that positively impacts net income, we believe changes in Net Cruise Costs to be the most relevant indicator of our performance. We have not provided a quantitative reconciliation of projected Gross Cruise Costs to projected Net Cruise Costs due to the significant uncertainty in projecting the costs deducted to arrive at this measure. Accordingly, we do not believe that reconciling information for such projected figures would be meaningful.

Net Yields represent Gross Yields less commissions, transportation and other expenses and onboard and other expenses (each of which is described below under the Overview heading) per APCD. We utilize Net Yields to manage our business on a day-to-day basis and believe that it is the most relevant measure of our pricing performance. We have not provided a quantitative reconciliation of projected Gross Yields to projected Net Yields due to the significant uncertainty in projecting the costs deducted to arrive at this measure. Accordingly, we do not believe that reconciling information for such projected figures would be meaningful.

Occupancy, in accordance with cruise vacation industry practice, is calculated by dividing Passenger Cruise Days by APCD. A percentage in excess of 100% indicates that three or more passengers occupied some cabins.

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

Summary of Historical Results of Operations

Net income was $135.3 million or $0.63 per share on a diluted basis in the first quarter of 2005, compared to $95.8 million or $0.47 per share for the same period in 2004. Total revenues for the first quarter of 2005 increased 10.0% to $1.2 billion from total revenues of $1.1 billion for the same period in 2004. The increase in total revenues was a result of increases in cruise ticket prices, a 3.3% increase in capacity along with increases in occupancy levels and onboard revenues. During the first quarter of 2005, Net Yields increased 8.2% compared to the same period in 2004. Gross Cruise Costs increased 8.0% in the first quarter of 2005 compared to the same period in 2004 primarily as a result of increases in capacity, the effect of higher cruise ticket prices on commission expense and higher fuel prices. Net Cruise Costs per APCD increased 6.0% in the first quarter of 2005 compared to the same period in 2004.

Our revenues are seasonal based on the demand for cruises. Demand is strongest for cruises during the summer months.

The following table presents historical operating data as a percentage of total revenues:

	First Quarter Ended
	March 31,

	2005	2004

Passenger ticket revenues	74.7	74.4
Onboard and other revenues	25.3	25.6

Total revenues	100.0%	100.0%

Cruise operating expenses
Commissions, transportation and other	18.3	19.2
Onboard and other	5.2	5.4
Payroll and related	11.0	10.9
Food	5.8	6.2
Other operating	20.3	19.9

Total cruise operating expenses	60.6	61.6
Marketing, selling and administrative expenses	13.8	14.2
Depreciation and amortization expenses	8.5	9.1

Operating income	17.1	15.1
Other income (expense)	(5.5)	(6.1)

Net income	11.6%	9.0%

Unaudited selected historical statistical information is shown in the following table:

	First Quarter Ended
	March 31,

	2005	2004

Passengers Carried	860,014	829,472
Passenger Cruise Days	5,772,957	5,512,049
APCD	5,462,012	5,289,536
Occupancy	105.7%	104.2%

Outlook

The pace of bookings and consumer demand remains positive and on track with our previous expectations. Our first quarter Net Yield performance allows us to narrow our full year Net Yield guidance to an increase in the range of 6% to 7%. In addition, we currently expect Net Yields for the second quarter of 2005 to increase approximately 6%.

Fuel costs continue to be the most important variable impacting Net Cruise Costs and make forecasting very difficult. In our last update, we estimated that at-the-pump fuel prices for the first quarter would increase about 11% over the average level for 2004. We also estimated that if that 11% figure continued for the full year it would cost an additional $23 million (net of hedges). Fuel prices for the first quarter were 11% higher than the 2004 yearly average. However, since then, at-the-pump fuel prices have continued to rise despite the fact that crude oil prices have actually fallen slightly. Currently, at-the-pump fuel prices are 20% higher than the 2004 yearly average. If prices for the remainder of 2005 remain at today’s level, that price increase would cost the Company $26 million in addition to the $23 million previously disclosed. Based on this assumption, Net Cruise Costs per APCD for 2005 would increase approximately 5% to 6% compared to 2004.

The price increase in fuel accounts for approximately 3 percentage points of this increase. In addition, we currently expect interest expense to be in the range of $300 to $310 million.

Based upon the above, we expect full year 2005 earnings per share to be in the range of $2.65 to $2.85. On the same basis, second quarter 2005 earnings per share are expected to be in the range of $0.55 to $0.60.

Revenues

Gross Yields and Net Yields were calculated as follows (in thousands, except APCD and Yields):

	First Quarter Ended
	March 31,

	2005	2004

Passenger ticket revenues	$ 872,672	$ 790,093
Onboard and other revenues	295,405	271,591

Total revenues	1,168,077	1,061,684

Less:
Commissions, transportation and other	213,572	203,904
Onboard and other	60,954	57,883

Net revenues	$ 893,551	$ 799,897

APCD	5,462,012	5,289,536
Gross Yields	$ 213.85	$ 200.71
Net Yields	$ 163.59	$ 151.22

Net revenues increased 11.7% in the first quarter of 2005 compared to the same period in 2004. The increase was due to an 8.2% increase in Net Yields and a 3.3% increase in capacity. The increase in Net Yields was primarily due to higher cruise ticket prices, occupancy levels and amounts spent per passenger onboard. The increase in capacity was primarily associated with the delivery of Jewel of the Seas in April 2004. Occupancy in the first quarter of 2005 was 105.7% compared to 104.2% for the same period in 2004. Gross Yields increased 6.5% in the first quarter of 2005 compared to 2004 primarily due to the same reasons discussed above for Net Yields.

Onboard and other revenues included concession revenues of $51.4 million and $46.8 million in the first quarters of 2005 and 2004, respectively, which increased in the first quarter of 2005 primarily due to the same reasons discussed above for net revenues.

Expenses

Gross Cruise Costs and Net Cruise Costs were calculated as follows (in thousands, except APCD and costs per APCD):

	First Quarter Ended
	March 31,

	2005	2004

Total cruise operating expenses	$ 707,382	$ 654,399
Marketing, selling and administrative expenses	161,530	150,238

Gross Cruise Costs	868,912	804,637

Less:
Commissions, transportation and other	213,572	203,904
Onboard and other	60,954	57,883

Net Cruise Costs	$ 594,386	$ 542,850

APCD	5,462,012	5,289,536
Gross Cruise Costs per APCD	$ 159.08	$ 152.12
Net Cruise Costs per APCD	$ 108.82	$ 102.63

Net Cruise Costs increased 9.5% in the first quarter of 2005 compared to the same period in 2004. The increase was due to a 6.0% increase in Net Cruise Costs per APCD and the 3.3% increase in capacity mentioned above. Approximately 2.6% of the increase in Net Cruise Costs per APCD was attributed to increases in fuel prices. The average fuel price (net of the financial impact of fuel swap agreements) for the first quarter of 2005 increased 26% per metric ton from the same period in 2004. As a percentage of total revenues, fuel costs were 6.1% and 5.2% for the first quarter of 2005 and 2004, respectively. The remaining 3.4% increase in Net Cruise Costs per APCD was primarily attributed to increases in payroll costs associated with benefits and higher staffing levels. Gross Cruise Costs increased 8.0% in the first quarter of 2005 compared to the same period in 2004, which was a lower percentage increase than Net Cruise Costs primarily because of the lower proportion of passengers who purchased air transportation from us in the first quarter of 2005.

Depreciation and amortization expenses increased 3.3% in the first quarter of 2005 compared to the same period in 2004. The increase was primarily due to the incremental depreciation associated with the addition of a ship in April 2004.

Other Income (Expense)

Gross interest expense increased to $78.3 million in the first quarter of 2005 from $77.6 million for the same period in 2004. The increase was primarily attributable to higher interest rates, partially offset by a lower average debt level. Interest capitalized during the first quarter of 2005 increased to $3.0 million from $1.9 million for the same period in 2004 due to a higher average level of investment in ships under construction.

Liquidity and Capital Resources

Sources and Uses of Cash

Net cash provided by operating activities was $381.7 million for the first quarter of 2005 compared to $313.8 million for the same period in 2004. The increase was primarily due to an increase in net income.

Our capital expenditures were $74.9 million for the first quarter of 2005 compared to $79.2 million for the same period in 2004. Capital expenditures for the first quarters of 2005 and 2004 were primarily related to ships under construction.

Interest capitalized during the first quarter of 2005 increased to $3.0 million from $1.9 million for the same period in 2004 due to a higher average level of investment in ships under construction.

In February 2005, we paid the remaining $575.0 million balance of our $625.0 million unsecured variable rate term loan. During the first quarter of 2005, we received $5.2 million in connection with the exercise of common stock options and we paid quarterly cash dividends on our common stock of $28.0 million.

Future Capital Commitments

We have three Freedom-class ships on order for additional capacity of approximately 10,800 berths with scheduled deliveries in the second quarters of 2006, 2007 and 2008. The aggregate cost of the ships is approximately $2.5 billion, of which we have deposited $171.9 million as of March 31, 2005. Approximately 19% of the aggregate cost of the ships was exposed to fluctuations in the euro exchange rate at March 31, 2005.

As of March 31, 2005, we anticipated overall capital expenditures, including the three Freedom-class ships on order, will be approximately $0.4 billion for 2005 and $1.1 billion for each of the years 2006, 2007 and 2008.

Contractual Obligations

As of March 31, 2005, our contractual obligations were as follows (in thousands):

	Payments due by period

		Less than 1	1-3	3-5	More than 5
	Total	year	years	years	years

Long-term debt obligations(1)(2)	$4,783,009	$305,845	$1,254,449	$794,132	$2,428,583
Capital lease obligations(3)	387,644	25,462	61,655	70,344	230,183
Operating lease obligations(4)(5)	652,464	39,418	99,246	94,208	419,592
Ship purchase obligations(6)	2,072,901	186,238	1,270,872	615,791	—
Other(7)	238,543	37,448	89,891	46,799	64,405

Total	$8,134,561	$594,411	$2,776,113	$1,621,274	$3,142,763

(1)	Amounts exclude interest, except for the accreted value of our zero coupon convertible notes and Liquid Yield Option™ Notes.
(2)

The $413.2 million accreted value of the zero coupon convertible notes at March 31, 2005 is included in the three to five years category. The $692.2 million accreted value of the Liquid Yield Option™ Notes at March 31, 2005 is included in the more than five years category. The holders of our zero coupon convertible notes and our Liquid Yield Option™ Notes may require us to purchase any notes outstanding at an accreted value of $501.6 million on May 18, 2009 and $916.8 million on February 2, 2011, respectively. These accreted values were calculated based on the number of notes outstanding at March 31, 2005. We may choose to pay any amounts in cash or common stock or a combination thereof.

(3)	Amounts exclude interest. Amounts include a capital lease for a reservation call center in Springfield, Oregon, entered into in January 2005. The lease commences on December 23, 2005.
(4)	We are obligated under noncancelable operating leases primarily for a ship, offices, warehouses, computer equipment and motor vehicles.
(5)

Under the Brilliance of the Seas lease agreement, we may be required to make a termination payment of approximately £126 million, or approximately $236 million based on the exchange rate at March 31, 2005, if the lease is canceled in 2012. This amount is included in the more than five years category.

(6)	Amounts represent contractual obligations with initial terms in excess of one year.
(7)	Amounts represent future commitments with remaining terms in excess of one year to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts.

Other

As of March 31, 2005, we had $5.1 billion of long-term debt of which $0.3 billion is due during the twelve-month period ending March 31, 2006.

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

Funding Sources

As of March 31, 2005, our liquidity was $1.3 billion consisting of approximately $0.3 billion in cash and cash equivalents and $1.0 billion available under our unsecured revolving credit facility. Capital expenditures and scheduled debt payments will be funded through a combination of cash flows from operations, drawdowns under our available credit facility, the incurrence of additional indebtedness and the sales of equity or debt securities in private or public securities markets. There can be no assurances that cash flows from operations and additional financing from external sources will be available in accordance with our expectations.

Our financing agreements contain covenants that require us, among other things, to maintain minimum net worth, and fixed charge coverage ratio and limit our debt to capital ratio. We were in compliance with all covenants as of March 31, 2005.

If A.Wilhelmsen AS. and Cruise Associates, our two principal shareholders, cease to own a specified percentage of our common stock, we may be obligated to prepay indebtedness outstanding under the majority of our credit facilities, which we may be unable to replace on similar terms. If this were to occur, it could have an adverse impact on our liquidity and operations.

We believe our existing credit facility, cash flows from operations, our ability to obtain new borrowings and/or raise new capital or a combination of these sources will be sufficient to fund operations, debt payment requirements and capital expenditures over the next twelve-month period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of certain market risks related to our business, see Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our annual report on Form 10-K for the year ended December 31, 2004. There have been no significant developments or material changes with respect to our exposure to the market risks previously reported in the Form 10-K.

Item 4. Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their goals under all potential future conditions.

PART II. OTHER INFORMATION

Item 5. Other Information

On April 25, 2005, the Company entered into employment agreements with each of Adam M. Goldstein, President, Royal Caribbean International, and Brian J. Rice, Executive Vice President, Revenue Performance, and Celebrity Cruises Inc. entered into an employment agreement with Daniel J. Hanrahan, President, Celebrity Cruises. Copies of these agreements are filed as exhibits to this Quarterly Report on Form 10-Q.

The Company's Compensation Committee has approved certain criteria with respect to the payment of annual bonus awards for executive officers for 2005. The amount of any award, which will be determined as a percentage of each executive officer's base salary, will be tied to the Company's overall financial results and the performance of each executive officer together with his or her area of responsibility or business unit. For 2005, the Compensation Committee has set a net income target along with threshold and maximum levels of performance. In addition, the awards will be adjusted based on the Company's performance in EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) relative to the industry. The EBITDA performance will either enhance or diminish the annual bonus award by as much as +/- 15%.

Item 6. Exhibits

10.1	Employment Agreement dated April 25, 2005 between the Company and Adam M. Goldstein.

10.2	Employment Agreement dated April 25, 2005 between the Company and Brian J. Rice.

10.3	Employment Agreement dated April 25, 2005 between Celebrity Cruises Inc. and Daniel J. Hanrahan.

31	Certifications required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934.

32	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL CARIBBEAN CRUISES LTD.

(Registrant)

/s/ LUIS E. LEON
Luis E. Leon
Executive Vice President and
Chief Financial Officer

Date: April 25, 2005