Form 10-Q
period 2005-06-30
ROYAL CARIBBEAN CRUISES LTD
filed 2005-07-27
CIK 884887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

There were 206,141,061 shares of common stock outstanding as of July 15, 2005.

ROYAL CARIBBEAN CRUISES LTD.

TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 4. Submission of Matters to a Vote of Security Holders	20

Item 6. Exhibits	20

SIGNATURES	22

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Quarter Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Passenger ticket revenues	$ 887,952	$ 844,554	$ 1,760,624	$ 1,634,647
Onboard and other revenues	315,290	298,445	610,695	570,036

Total revenues	1,203,242	1,142,999	2,371,319	2,204,683

Cruise operating expenses
Commissions, transportation and other	212,099	206,552	425,671	410,456
Onboard and other	80,189	77,294	141,143	135,177
Payroll and related	126,287	123,987	254,072	239,929
Food	65,216	65,755	132,784	131,591
Other operating	257,125	233,843	494,628	444,677

Total cruise operating expenses	740,916	707,431	1,448,298	1,361,830
Marketing, selling and administrative expenses	148,962	143,321	310,492	293,559
Depreciation and amortization expenses	99,975	97,661	199,737	194,240

Operating Income	213,389	194,586	412,792	355,054

Other income (expense)
Interest income	1,398	1,333	3,845	2,782
Interest expense, net of interest capitalized	(68,742)	(77,146)	(144,031)	(152,886)
Other income	8,449	3,386	17,231	13,055

	(58,895)	(72,427)	(122,955)	(137,049)

Net Income	$ 154,494	$ 122,159	$ 289,837	$ 218,005

Earnings Per Share:
Basic	$ 0.76	$ 0.61	$ 1.43	$ 1.10

Diluted	$ 0.71	$ 0.58	$ 1.34	$ 1.05

Weighted-Average Shares Outstanding
Basic	202,989	198,786	202,308	198,106

Diluted	235,970	234,381	236,091	233,986

The accompanying notes are an integral part of these financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of

	June 30,	December 31,
	2005	2004

	(unaudited)
Assets Current assets Cash and cash equivalents	$ 298,028	$ 628,578
Trade and other receivables, net	82,933	84,899
Inventories	67,544	60,260
Prepaid expenses and other assets	130,201	86,869

Total current assets	578,706	860,606
Property and equipment — at cost less accumulated depreciation and amortization	10,153,424	10,193,443
Goodwill — less accumulated amortization of $138,606	278,561	278,561
Other assets	580,847	631,474

	$11,591,538	$11,964,084

Liabilities and Shareholders’ Equity
Current liabilities Current portion of long-term debt	$ 404,575	$ 905,374
Accounts payable	178,508	162,973
Accrued expenses and other liabilities	321,166	330,073
Customer deposits	1,152,612	875,082

Total current liabilities	2,056,861	2,273,502
Long-term debt	4,330,355	4,826,570
Other long-term liabilities	103,203	59,492
Commitments and contingencies (Note 6) Shareholders’ equity Common stock ($.01 par value; 500,000,000 shares authorized; 205,925,976 and 201,253,140 shares issued)	2,059	2,012
Paid-in capital	2,342,051	2,206,157
Retained earnings	2,770,124	2,533,265
Accumulated other comprehensive (loss) income	(4,558)	71,363
Treasury stock (616,728 and 596,556 common shares at cost)	(8,557)	(8,277)

Total shareholders’ equity	5,101,119	4,804,520

	$11,591,538	$11,964,084

The accompanying notes are an integral part of these financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended
	June 30,

	2005	2004

Operating Activities Net income	$ 289,837	$ 218,005
Adjustments:
Depreciation and amortization	199,737	194,240
Accretion of original issue discount on debt	26,606	25,401
Changes in operating assets and liabilities:
Increase in trade and other receivables, net	(1,410)	(5,686)
Increase in inventories	(7,284)	(11,518)
Increase in prepaid expenses and other assets	(37,066)	(43,192)
Increase in accounts payable	14,885	6,555
(Decrease) increase in accrued expenses and other liabilities	(3,194)	19,112
Increase in customer deposits	277,530	307,227
Other, net	11,601	244

Net cash provided by operating activities	771,242	710,388

Investing Activities Purchases of property and equipment	(152,451)	(476,002)
Purchases of short-term investments	(56,500)	(538,694)
Proceeds from sale of short-term investments	56,500	311,950
Other, net	(7,850)	(3,951)

Net cash used in investing activities	(160,301)	(706,697)

Financing Activities
Repayments of long-term debt, net	(900,492)	(93,724)
Net proceeds from issuance of debt	-	225,000
Dividends	(54,807)	(54,321)
Proceeds from exercise of common stock options	15,319	55,329
Other, net	(1,511)	13,532

Net cash (used in) provided by financing activities	(941,491)	145,816

Net (decrease) increase in cash and cash equivalents	(330,550)	149,507
Cash and cash equivalents at beginning of period	628,578	330,086

Cash and cash equivalents at end of period	$298,028	$479,593

Supplemental Disclosure
Cash paid during the period for:
Interest, net of amount capitalized	$ 125,293	$ 131,623

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

Note 2. Summary of Significant Accounting Policies

Stock-Based Employee Compensation

We use the intrinsic value method to account for stock-based employee compensation. The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to such compensation (in thousands, except per share data):

	Quarter Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net income, as reported	$154,494	$122,159	$289,837	$218,005
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(2,458)	(2,907)	(5,183)	(4,440)

Pro forma net income	152,036	119,252	284,654	213,565

Add: Interest on dilutive convertible notes	13,700	13,517	27,644	26,912

Pro forma net income for diluted earnings per share	$165,736	$132,769	$312,298	$240,477

Weighted-average common shares outstanding	202,989	198,786	202,308	198,106
Dilutive effect of stock options and restricted stock awards	2,506	3,737	2,682	3,966
Dilutive effect of convertible notes	30,318	31,481	30,791	31,483

Diluted weighted-average shares outstanding	235,813	234,004	235,781	233,555

Earnings per share:
Basic — as reported	$ 0.76	$ 0.61	$ 1.43	$ 1.10
Basic — pro forma	$ 0.75	$ 0.60	$ 1.41	$ 1.08
Diluted — as reported	$ 0.71	$ 0.58	$ 1.34	$ 1.05
Diluted — pro forma	$ 0.70	$ 0.57	$ 1.32	$ 1.03

Diluted earnings per share did not include options to purchase 1.4 million and 1.5 million shares for the second quarters of 2005 and 2004, respectively, and 1.4 million and 1.7 million shares for the first six months of 2005 and 2004, respectively, because the effect of including them would have been antidilutive.

Accounting Pronouncements

In April 2005, the Securities and Exchange Commission issued a rule that amends the implementation dates for SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”). The new rule calls for the implementation of SFAS 123R at the beginning of the first quarter of 2006, instead of the third quarter of 2005. SFAS 123R is expected to reduce our results of operations by approximately $11.6 million for the year ended December 31, 2006.

Reclassifications

Reclassifications have been made to our Consolidated Statement of Cash Flows for the six months ended June 30, 2004 to reflect the gross purchases and sales of variable rate debt obligations within our investing activities rather than as a component of cash and cash equivalents. We also changed the amount of our previously reported cash and cash equivalents in our Consolidated Statement of Cash Flows for the six months ended June 30, 2004 to $479.6 million from $706.3 million. We did not hold any of these variable rate securities as of June 30, 2005 and December 31, 2004.

Note 3. Earnings Per Share

A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Quarter Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net income	$154,494	$122,159	$289,837	$ 218,005
Interest on dilutive convertible notes	13,700	13,517	27,644	26,912

Net income for diluted earnings per share	$168,194	$135,676	$317,481	$244,917

Weighted-average common shares outstanding	202,989	198,786	202,308	198,106
Dilutive effect of stock options and restricted stock awards	2,663	4,114	2,992	4,397
Dilutive effect of convertible notes	30,318	31,481	30,791	31,483

Diluted weighted-average shares outstanding	235,970	234,381	236,091	233,986

Basic earnings per share	$ 0.76	$ 0.61	$ 1.43	$ 1.10
Diluted earnings per share	$ 0.71	$ 0.58	$ 1.34	$ 1.05

Diluted earnings per share did not include options to purchase 1.4 million and 1.5 million shares for the second quarters of 2005 and 2004, respectively, and 1.4 million and 1.7 million shares for the first six months of 2005 and 2004, respectively, because the effect of including them would have been antidilutive.

Note 4. Long-Term Debt

In May 2005, we amended our $1.0 billion unsecured revolving credit facility to extend its maturity date to March 27, 2010, and to reduce the currently effective interest rate to LIBOR plus 1.0% and the commitment fee to 0.2% of the undrawn portion of the facility. The other terms of the facility were unchanged. In addition in May, we entered into a five-year, $100.0 million unsecured term loan facility, at a currently effective interest rate of LIBOR plus 0.8% which can be drawn at any time prior to December 31, 2005. We have not drawn on this facility as of June 30, 2005. During the six months ended June 30, 2005, holders of our zero coupon convertible notes converted approximately $108.4 million of the accreted value of these notes into approximately 3.6 million shares of our common stock and cash for fractional shares.

Note 5. Shareholders' Equity

We declared cash dividends on common shares of $0.13 per share during each of the first and second quarters in 2005 and 2004.

Note 6. Commitments and Contingencies

Capital Expenditures. As of June 30, 2005, we had three Freedom-class ships on order for an additional capacity of approximately 10,800 berths. The aggregate cost of the ships is approximately $2.5 billion, of which we have deposited $210.4 million as of June 30, 2005. Less than 2% of the aggregate cost of the ships was exposed to fluctuations in the euro exchange rate at June 30, 2005.

As of June 30, 2005, we anticipated overall capital expenditures, including the three Freedom-class ships on order, will be approximately $0.4 billion for 2005 and $1.1 billion for each of the years 2006, 2007 and 2008. (See Note 8. Subsequent Events.)

Litigation. In April 2005, a purported class action lawsuit was filed in the United States District Court for the Southern District of Florida alleging that Celebrity Cruises improperly requires its cabin stewards to share guest gratuities with assistant cabin stewards. The suit seeks payment of damages, including penalty wages under 46 U.S.C. Section 10113 of U.S. law and interest. We are not able at this time to estimate the impact of this proceeding on us. However, we believe that we have meritorious defenses and we intend to vigorously defend against this action.

In May 2005, a purported class action lawsuit was filed in the United States District Court for the Southern District of Florida alleging that we improperly profit from shore excursions offered to our guests by third party shore excursion operators in violation of the Florida Deceptive and Unfair Trade Practices Act. The suit seeks payment of damages, including the difference between what we collect from our guests for shore excursions and what we pay to the shore excursion operators. We are not able at this time to estimate the impact of this proceeding on us. However, we believe that we have meritorious defenses and we intend to vigorously defend against this action.

We are routinely involved in other claims typical within the cruise vacation industry. The majority of these claims is covered by insurance. We believe the outcome of such claims, net of expected insurance recoveries, will not have a material adverse effect upon our financial condition, results of operations or liquidity.

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

Note 7. Comprehensive Income

Comprehensive income includes net income and changes in the fair value of derivative instruments that qualify as cash flow hedges. The cumulative changes in fair value of the derivatives are deferred and recorded as a component of accumulated other comprehensive (loss) income until the hedged transactions are realized and recognized in earnings. Comprehensive income was as follows (in thousands):

	Quarter Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net income	$154,494	$122,159	$289,837	$218,005
Changes related to cash flow derivative hedges	(44,456)	10,325	(75,921)	521

Total comprehensive income	$110,038	$132,484	$213,916	$218,526

Note 8. Subsequent Events

On July 8, 2005, we entered into an additional five-year, $100.0 million unsecured term loan facility, at a currently effective interest rate of LIBOR plus 0.8% which can be drawn at any time prior to September 30, 2005. We currently have not drawn on this facility.

On July 11, 2005, we signed a letter of intent to build a new ship for the Celebrity Cruises brand with German shipbuilder Meyer Werft, subject to certain conditions. The ship will accommodate approximately 2,850 berths and it is scheduled for delivery in the fall of 2008. Assuming the purchase of this ship, our anticipated overall capital expenditures at June 30, 2005 will increase to approximately $0.5 billion in 2005, $1.1 billion for each of the years 2006 and 2007 and $1.6 billion for 2008. We have an option to build a sister ship, exercisable through March 15, 2006, subject to certain conditions. Over 90% of the aggregate cost of these ships is exposed to fluctuations in the euro exchange rate.

On July 27, 2005, First Choice Holidays PLC (“First Choice”) called for redemption in full of its 6.75% convertible preferred shares effective immediately. Upon redemption, we will receive approximately $348.0 million in cash, resulting in a foreign exchange gain of $44.2 million.

On July 27, 2005, we called for partial redemption of $182 million of the accredited balance of outstanding Liquid Yield Option™ Notes (“LYONs”) due February 2, 2021. The LYONs will be redeemed on a pro-rata basis in cash on August 11, 2005. We expect most holders of the LYONs will elect to convert their portion into shares of our common stock rather than redeem for cash. If all LYONs called for redemption are converted into our common stock, this would result in the issuance of approximately 4.5 million shares. Following the redemption date of the LYONs, we expect to implement an orderly program to repurchase up to $250 million of our common stock, which could include open market purchases, an accelerated share repurchase program, or a tender offer.

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

• changes in our stock price or principal stockholders,

• the impact of changes in operating and financing costs, including changes in foreign currency, interest rates, fuel, food, payroll, insurance and security costs,

• the implementation of regulations in the United States requiring United States citizens to obtain passports for travel to additional foreign destinations, and

• weather.

The above examples are not exhaustive and new risks emerge from time to time. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

This report should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2004.

Terminology and Non-GAAP Financial Measures

Available Passenger Cruise Days (“APCD”) are our measurement of capacity and represent double occupancy per cabin multiplied by the number of cruise days for the period.

Gross Cruise Costs represent the sum of total cruise operating expenses plus marketing, selling and administrative expenses.

Gross Yields represent total revenues per APCD.

Net Cruise Costs represent Gross Cruise Costs excluding commissions, transportation and other expenses and onboard and other expenses (each of which is described below under the Overview heading). In measuring our ability to control costs in a manner that positively impacts net income, we believe changes in Net Cruise Costs to be the most relevant indicator of our performance. A reconciliation of historical Gross Cruise Costs to Net Cruise Costs is provided below under Summary of Historical Results of Operations. We have not provided a quantitative reconciliation of projected Gross Cruise Costs to projected Net Cruise Costs due to the significant uncertainty in projecting the costs deducted to arrive at this measure. Accordingly, we do not believe that reconciling information for such projected figures would be meaningful.

Net Yields represent Gross Yields less commissions, transportation and other expenses and onboard and other expenses (each of which is described below under the Overview heading) per APCD. We utilize Net Yields to manage our business on a day-to-day basis and believe that it is the most relevant measure of our pricing performance because it reflects the cruise revenues earned by us net of our most significant variable costs. A reconciliation of historical Gross Yields to Net Yields is provided below under Summary of Historical Results of Operations. We have not provided a quantitative reconciliation of projected Gross Yields to projected Net Yields due to the significant uncertainty in projecting the costs deducted to arrive at this measure. Accordingly, we do not believe that reconciling information for such projected figures would be meaningful.

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

Summary of Historical Results of Operations

For the second quarter of 2005, net income was $154.5 million or $0.71 per share on a diluted basis compared to $122.2 million or $0.58 per share for the same period in 2004. Total revenues for the second quarter of 2005 increased 5.3% to $1.2 billion from total revenues of $1.1 billion for the same period in 2004. The increase in total revenues was a result of increases in cruise ticket prices and onboard revenues. During the second quarter of 2005, Net Yields increased 6.3% and Net Cruise Costs per APCD increased 5.7% compared to the same period in 2004. Gross Cruise Costs increased 4.6% in the second quarter of 2005 compared to the same period in 2004 primarily as a result of higher fuel prices and commission expense associated with higher cruise ticket prices.

For the first six months of 2005, net income was $289.8 million or $1.34 per share on a diluted basis compared to $218.0 million or $1.05 per share for the same period in 2004. Total revenues for the first six months of 2005 increased 7.6% to $2.4 billion from total revenues of $2.2 billion for the same period in 2004. The increase in total revenues was a result of increases in cruise ticket prices, a 1.5% increase in capacity along with increases in onboard revenues and occupancy levels. During the first six months of 2005, Net Yields increased 7.2% and Net Cruise Costs per APCD increased 5.8% compared to the same period in 2004. Gross Cruise Costs increased 6.2% in the first six months of 2005 compared to the same period in 2004 primarily due to the same reasons discussed above for the second quarter of 2005.

Our revenues are seasonal based on the demand for cruises. Demand is strongest for cruises during the summer months.

The following table presents historical operating data as a percentage of total revenues:

	Quarter Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Passenger ticket revenues	73.8	73.9	74.3	74.1
Onboard and other revenues	26.2	26.1	25.7	25.9

Total revenues	100.0%	100.0%	100.0%	100.0%

Cruise operating expenses
Commissions, transportation and other	17.6	18.1	18.0	18.6
Onboard and other	6.7	6.8	5.9	6.1
Payroll and related	10.5	10.8	10.7	10.9
Food	5.4	5.8	5.6	6.0
Other operating	21.4	20.5	20.9	20.2

Total cruise operating expenses	61.6	62.0	61.1	61.8
Marketing, selling and administrative expenses	12.4	12.5	13.1	13.3
Depreciation and amortization expenses	8.3	8.5	8.4	8.8

Operating income	17.7	17.0	17.4	16.1
Other income (expense)	(4.9)	(6.3)	(5.2)	(6.2)

Net income	12.8%	10.7%	12.2%	9.9%

Unaudited selected historical statistical information is shown in the following table:

	Quarter Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Passengers Carried	839,342	855,253	1,699,356	1,684,725
Passenger Cruise Days	5,664,615	5,639,115	11,437,572	11,151,164
APCD	5,296,700	5,312,326	10,758,712	10,601,862
Occupancy	106.9%	106.2%	106.3%	105.2%

Gross Yields and Net Yields were calculated as follows (in thousands, except APCD and Yields):

	Quarter Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Passenger ticket revenues	$887,952	$844,554	$1,760,624	$ 1,634,647
Onboard and other revenue	315,290	298,445	610,695	570,036

Total revenues	1,203,242	1,142,999	2,371,319	2,204,683

Less:
Commissions, transportation and other	212,099	206,552	425,671	410,456
Onboard and other	80,189	77,294	141,143	135,177

Net revenues	$910,954	$859,153	$1,804,505	$1,659,050

APCD	5,296,700	5,312,326	10,758,712	10,601,862
Gross Yields	$ 227.17	$ 215.16	$ 220.41	$ 207.95
Net Yields	$ 171.99	$ 161.73	$ 167.73	$ 156.49

Gross Cruise Costs and Net Cruise Costs were calculated as follows (in thousands, except APCD and costs per APCD):

	Quarter Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Total cruise operating expenses	$740,916	$707,431	$1,448,298	$1,361,830
Marketing, selling and administrative expenses	148,962	143,321	310,492	293,559

Gross Cruise Costs	889,878	850,752	1,758,790	1,655,389

Less:
Commissions, transportation and other	212,099	206,552	425,671	410,456
Onboard and other	80,189	77,294	141,143	135,177

Net Cruise Costs	$597,590	$566,906	$1,191,976	$1,109,756

APCD	5,296,700	5,312,326	10,758,712	10,601,862
Gross Cruise Costs per APCD	$ 168.01	$ 160.15	$ 163.48	$ 156.14
Net Cruise Costs per APCD	$ 112.82	$ 106.72	$ 110.79	$ 104.68

Outlook

Current consumer demand remains strong and we continue to enjoy price increases over those experienced in the prior year. Assuming there are no external shocks and current booking trends continue, we reaffirm our prior estimates for Net Yields to increase in the range of 6% to 7% in 2005 compared to the prior year. We currently expect Net Yields for the third quarter of 2005 will increase by approximately 6%.

Fuel costs continue to be the most important variable impacting Net Cruise Costs and make forecasting very difficult. At-the-pump fuel prices increased 37% in the second quarter of 2005 compared to the second quarter of 2004. Prices have continued to rise and are currently about 30% higher than the average price for the second half of 2004. If fuel prices for the remainder of the year remain at today’s levels, we estimate that fuel costs (net of hedging and fuel saving initiatives) will increase approximately $32 million, and negatively impact earnings per share by $0.14 compared to our last guidance. Based on this fuel assumption, we estimate that Net Cruise Costs per APCD for 2005 will increase in the range of 6% to 7% as compared to the prior year. Higher fuel costs account for approximately 4 percentage points of this increase. Our expectations for Net Cruise Costs excluding fuel have not changed from previous guidance despite incurring costs associated with vessel incidents. Based on the aforementioned fuel assumption, we estimate that Net Cruise Costs per APCD for the third quarter of 2005 will increase approximately 9% compared to the same quarter in 2004. Higher fuel costs account for approximately 5 percentage points of this increase.

We also expect depreciation and amortization to be in the range of $405 million to $415 million and net interest expense to be in the range of $285 million to $295 million.

We also announced several other factors that we expect will positively impact 2005:

On July 27, 2005, First Choice Holidays PLC (“First Choice”) called for redemption in full of its 6.75% convertible preferred shares effective immediately. Upon redemption, we will receive $348.0 million in cash, resulting in a foreign exchange gain of $44.2 million or $0.19 per share. We will no longer receive dividends associated with the convertible preferred shares, which were approximately $6.0 million on a quarterly basis. The decrease in dividend income is expected to negatively impact 2005 earnings per share by approximately $0.04. The decrease in dividend income will be partially offset by interest benefits resulting from the additional liquidity provided by the redemption. Accordingly, the total impact on 2005 earnings per share relating to the redemption of First Choice convertible preferred shares is expected to be an improvement of approximately $0.17.

On July 27, 2005, we called for partial redemption of $182 million of the accreted balance of outstanding Liquid Yield Option™ Notes (“LYONs”) due February 2, 2021. The LYONs will be redeemed on a pro-rata basis in cash on August 11, 2005. We expect most holders of the LYONs will elect to convert their portion into shares of our common stock rather than redeem for cash. If all LYONs called for redemption are converted into our common stock, this would result in the issuance of approximately 4.5 million shares. Following the redemption date of the LYONs, we expect to implement an orderly program to repurchase up to $250 million of our common stock, which could include open market purchases, an accelerated share repurchase program, or a tender offer.

The total impact of the First Choice, LYONs and share repurchase transactions is expected to be neutral to 2006 earnings per share.

Based upon the expectations and assumptions relating to fuel prices contained in this Outlook section, we expect full year 2005 earnings per share to be in the range of $2.70 to $2.80 and third quarter 2005 earnings per share are expected to be in the range of $1.45 to $1.50.

Looking forward to the 2006 booking environment, demand for our products remains strong. We continue to generate solid demand for our products, resulting in pricing that is ahead of its level at the same time last year. While we do not have enough visibility to provide specific yield guidance for 2006, demand remains stronger than at the same time last year and early indications point to a positive yield environment.

Quarter Ended June 30, 2005 Compared to Quarter Ended June 30, 2004

Revenues

Net revenues increased 6.0% in 2005 compared to 2004 primarily due to a 6.3% increase in Net Yields. The increase in Net Yields was primarily due to higher cruise ticket prices and amounts spent per passenger onboard. Capacity remained consistent in 2005 compared to 2004 due to the fact that the addition of Jewel of the Seas in April 2004 was primarily offset by Enchantment of the Seas, which was out of service for 53 days in 2005 due to its lengthening. Occupancy in 2005 was 106.9% compared to 106.2% in 2004. Gross Yields increased 5.6% in 2005 compared to 2004 primarily due to the same reasons discussed above for Net Yields.

Onboard and other revenues included concession revenues of $52.6 million and $48.9 million in 2005 and 2004, respectively. The increase in concession revenues was primarily due to higher amounts spent per passenger onboard and occupancy levels.

Expenses

Net Cruise Costs increased 5.4% in 2005 compared to 2004 primarily due to a 5.7% increase in Net Cruise Costs per APCD. Approximately 4.1 percentage points of the increase in Net Cruise Costs per APCD was attributed to increases in fuel prices. The average fuel price (net of the financial impact of fuel swap agreements) for the second quarter of 2005 increased 38% per metric ton from the same period in 2004. As a percentage of total revenues, fuel costs were 7.3% and 5.6% in 2005 and 2004, respectively. The remaining 1.6 percentage points of the increase in Net Cruise Costs per APCD was primarily attributed to increases in payroll costs associated with the expansion of our information technology projects and sales force, as well as the expansion of our international activities. Gross Cruise Costs increased 4.6% in 2005 compared to 2004, which was a lower percentage increase than Net Cruise Costs primarily due to a lower proportion of passengers who purchased air transportation from us in the second quarter of 2005.

Depreciation and amortization expenses increased 2.4% in 2005 compared to 2004. The increase was primarily due to incremental depreciation associated with the addition of a ship in April 2004.

Other Income (Expense)

Gross interest expense decreased to $73.0 million in 2005 from $78.7 million in 2004. The decrease was primarily attributable to a lower average debt level, partially offset by higher interest rates. Interest capitalized increased to $4.3 million in 2005 from $1.5 million in 2004 primarily due to a higher average level of investment in ships under construction.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Revenues

Net revenues increased 8.8% in 2005 compared to 2004 primarily due to a 7.2% increase in Net Yields and a 1.5% increase in capacity. The increase in Net Yields was primarily due to higher cruise ticket prices, amounts spent per passenger onboard and occupancy levels. The increase in capacity was primarily attributed to the addition of Jewel of the Seas in April 2004, partially offset by the lengthening of Enchantment of the Seas, as discussed above. Occupancy in 2005 was 106.3% compared to 105.2% in 2004. Gross Yields increased 6.0% in 2005 compared to 2004 primarily due to the same reasons discussed above for Net Yields.

Onboard and other revenues included concession revenues of $104.0 million and $95.7 million in 2005 and 2004, respectively. The increase in concession revenues was primarily due to higher amounts spent per passenger onboard and occupancy levels.

Expenses

Net Cruise Costs increased 7.4% in 2005 compared to 2004 primarily due to a 5.8% increase in Net Cruise Costs per APCD. Approximately 3.3 percentage points of the increase in Net Cruise Costs per APCD was attributed to increases in fuel prices. The average fuel price (net of the financial impact of fuel swap agreements) for the first six months of 2005 increased 32% per metric ton from the same period in 2004. As a percentage of total revenues, fuel costs were 6.7% and 5.4% in 2005 and 2004, respectively. The remaining 2.5 percentage points of the increase in Net Cruise Costs per APCD was primarily attributed to increases in payroll costs associated with benefits and the expansion of our information technology projects and sales force, as well as the expansion of our international activities. Gross Cruise Costs increased 6.2% in 2005 compared to 2004, which was a lower percentage increase than Net Cruise Costs primarily due to a lower proportion of passengers who purchased air transportation from us in 2005.

Depreciation and amortization expenses increased 2.8% in 2005 compared to 2004. The increase was primarily due to incremental depreciation associated with the addition of a ship in April 2004.

Other Income (Expense)

Gross interest expense decreased to $151.3 million in 2005 from $156.3 million in 2004. The decrease was primarily attributable to a lower average debt level, partially offset by higher interest rates. Interest capitalized increased to $7.3 million in 2005 from $3.4 million in 2004 primarily due to a higher average level of investment in ships under construction.

Liquidity and Capital Resources

Sources and Uses of Cash

Net cash provided by operating activities was $771.2 million for the first six months of 2005 compared to $710.4 million for the same period in 2004. The increase was primarily due to an increase in net income.

Our capital expenditures were $152.5 million for the first six months of 2005 compared to $476.0 million for the same period in 2004. Capital expenditures for the first six months of 2005 were primarily related to ships under construction. Capital expenditures for the first six months of 2004 were primarily related to delivery of Jewel of the Seas.

Interest capitalized during the first six months of 2005 increased to $7.3 million from $3.4 million for the same period in 2004 due to a higher average level of investment in ships under construction.

During the first six months of 2005, we made payments on various loan facilities of approximately $900.5 million. During the first six months of 2005, we received $15.3 million in connection with the exercise of common stock options and we paid quarterly cash dividends on our common stock of $54.8 million.

Future Capital Commitments

We have three Freedom-class ships on order for additional capacity of approximately 10,800 berths with scheduled deliveries in the second quarters of 2006, 2007 and 2008. The aggregate cost of the ships is approximately $2.5 billion, of which we have deposited $210.4 million as of June 30, 2005. Less than 2% of the aggregate cost of the ships was exposed to fluctuations in the euro exchange rate at June 30, 2005.

As of June 30, 2005, we anticipated overall capital expenditures, including the three Freedom-class ships on order, will be approximately $0.4 billion for 2005 and $1.1 billion for each of the years 2006, 2007 and 2008.

On July 11, 2005, we signed a letter of intent to build a new ship for the Celebrity Cruises brand with German shipbuilder Meyer Werft, subject to certain conditions. The ship will accommodate approximately 2,850 berths and it is scheduled for delivery in the fall of 2008. Assuming the purchase of this ship, our anticipated overall capital expenditures at June 30, 2005 will increase to approximately $0.5 billion in 2005, $1.1 billion for each of the years 2006 and 2007 and $1.6 billion for 2008. We have an option to build a sister ship, exercisable through March 15, 2006, subject to certain conditions. Over 90% of the aggregate cost of these ships is exposed to fluctuations in the euro exchange rate.

Contractual Obligations

As of June 30, 2005, our contractual obligations were as follows (in thousands):

	Payments due by period

		Less than 1	1-3	3-5	More than 5
	Total	year	years	years	years

Long-term debt obligations(1)(2)	$4,395,964	$376,381	$951,692	$974,655	$2,093,236
Capital lease obligations(3)	384,682	29,906	62,610	156,314	135,852
Operating lease obligations(4)(5)	622,869	25,390	97,185	91,829	408,465
Ship purchase obligations(6)	2,050,236	688,086	1,362,150	—	—
Other(7)	233,699	27,150	92,247	50,198	64,104

Total	$7,687,450	$1,146,913	$2,565,884	$1,272,996	$2,701,657

(1)	Amounts exclude interest, except for the accreted value of our zero coupon convertible notes and Liquid Yield Option™ Notes.
(2)

The $309.4 million accreted value of the zero coupon convertible notes at June 30, 2005 is included in the three to five years category. The $700.5 million accreted value of the Liquid Yield Option™ Notes at June 30, 2005 is included in the more than five years category. The holders of our zero coupon convertible notes and our Liquid Yield Option™ Notes may require us to purchase any notes outstanding at an accreted value of $371.3 million on May 18, 2009 and $916.8 million on February 2, 2011, respectively. These accreted values were calculated based on the number of notes outstanding at June 30, 2005. We may choose to pay any amounts in cash or common stock or a combination thereof.

(3)	Amounts exclude interest. Amounts include a capital lease for a reservation call center in Springfield, Oregon, entered into in January 2005. The lease commences on December 23, 2005.
(4)	We are obligated under noncancelable operating leases primarily for a ship, offices, warehouses, computer equipment and motor vehicles.
(5)

Under the Brilliance of the Seas lease agreement, we may be required to make a termination payment of approximately £126 million, or approximately $229 million based on the exchange rate at June 30, 2005, if the lease is canceled in 2012. This amount is included in the more than five years category.

(6)	Amounts represent contractual obligations with initial terms in excess of one year.
(7)	Amounts represent future commitments with remaining terms in excess of one year to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts.

Other

As of June 30, 2005, we had $4.7 billion of long-term debt of which $0.4 billion is due during the twelve-month period ending June 30, 2006.

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

Funding Sources

As of June 30, 2005, our liquidity was $1.4 billion consisting of approximately $0.3 billion in cash and cash equivalents, $0.1 billion under our unsecured term loan facility and $1.0 billion available under our unsecured revolving credit facility. In July 2005, we entered into an additional five-year, $100.0 million unsecured term loan facility, at a currently effective interest rate of LIBOR plus 0.8% which can be drawn at any time prior to September 30, 2005. We currently have not drawn on this facility. Capital expenditures and scheduled debt payments will be funded through a combination of cash flows from operations, drawdowns under our available credit facilities, the incurrence of additional indebtedness and the sales of equity or debt securities in private or public securities markets. There can be no assurances that cash flows from operations and additional financing from external sources will be available in accordance with our expectations.

Our financing agreements contain covenants that require us, among other things, to maintain minimum net worth, and fixed charge coverage ratio and limit our debt to capital ratio. We were in compliance with all covenants as of June 30, 2005.

If A.Wilhelmsen AS. and Cruise Associates, our two principal shareholders, cease to own a specified percentage of our common stock, we may be obligated to prepay indebtedness outstanding under the majority of our credit facilities, which we may be unable to replace on similar terms. If this were to occur, it could have an adverse impact on our liquidity and operations.

We believe our existing credit facilities, cash flows from operations, our ability to obtain new borrowings and/or raise new capital or a combination of these sources will be sufficient to fund operations, debt payment requirements and capital expenditures over the next twelve-month period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of certain market risks related to our business, see Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our annual report on Form 10-K for the year ended December 31, 2004. There have been no significant developments or material changes with respect to our exposure to the market risks previously reported in Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In April 2005, a purported class action lawsuit was filed in the United States District Court for the Southern District of Florida alleging that Celebrity Cruises improperly requires its cabin stewards to share guest gratuities with assistant cabin stewards. The suit seeks payment of damages, including penalty wages under 46 U.S.C. Section 10113 of U.S. law and interest. We are not able at this time to estimate the impact of this proceeding on us. However, we believe that we have meritorious defenses and we intend to vigorously defend against this action.

In May 2005, a purported class action lawsuit was filed in the United States District Court for the Southern District of Florida alleging that we improperly profit from shore excursions offered to our guests by third party shore excursion operators in violation of the Florida Deceptive and Unfair Trade Practices Act. The suit seeks payment of damages, including the difference between what we collect from our guests for shore excursions and what we pay to the shore excursion operators. We are not able at this time to estimate the impact of this proceeding on us. However, we believe that we have meritorious defenses and we intend to vigorously defend against this action.

Item 4. Submission of Matters to a Vote of Security Holders

On May 17, 2005, Royal Caribbean Cruises Ltd. held its annual meeting of shareholders. The shareholders voted on (1) the election of four directors to terms ending in 2008 and (2) the proposal to ratify the appointment of PricewaterhouseCoopers LLP as the independent registered accountant firm for 2005.

The nominees for directors were elected based on the following votes:

Nominee	Votes For	Votes Withheld

Laura Laviada	171,480,888	4,823,289
Eyal Ofer	171,483,273	4,820,904
William K. Reilly	171,169,480	5,134,697
Arne Alexander Wilhelmsen	171,484,594	4,819,583

The proposal to ratify the appointment of PricewaterhouseCoopers LLP as the independent registered accountant firm for 2005 received the following votes:

175,090,562 Votes for approval

       529,631 Votes against

       683,984 Abstentions

There were no broker non-votes for the above items.

Item 6. Exhibits

10.1

Amendment No. 1 (dated as of May 18, 2005) to Credit Agreement dated as of March 27, 2003 among Royal Caribbean Cruises Ltd. and various financial institutions and Citibank, N.A. as Administrative Agent - incorporated by reference to Exhibit No. 10.1 to the Report on Form 8-K of Royal Caribbean Cruises Ltd. filed on May 24, 2005.

10.2	First Amendment dated April 19, 2005 to Lease Agreement dated January 24, 2005 between Royal Caribbean Cruises Ltd. and Workstage-Oregon, LLC.

31	Certifications required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934.

32	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   ROYAL CARIBBEAN CRUISES LTD.

(Registrant)

/s/ LUIS E. LEON
Luis E. Leon
Executive Vice President and
Chief Financial Officer

Date: July 27, 2005