Form 10-Q
period 2005-09-30
ROYAL CARIBBEAN CRUISES LTD
filed 2005-11-03
CIK 884887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

There were 209,934,900 shares of common stock outstanding as of October 14, 2005.

ROYAL CARIBBEAN CRUISES LTD.

TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 6. Exhibits	24

SIGNATURES	25

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Quarter Ended
	September 30,

	2005	2004

Passenger ticket revenues	$1,110,394	$1,021,148
Onboard and other revenues	391,821	364,959

Total revenues	1,502,215	1,386,107

Cruise operating expenses
Commissions, transportation and other	253,496	235,153
Onboard and other	113,230	108,745
Payroll and related	129,415	124,084
Food	70,779	70,223
Other operating	277,712	249,198

Total cruise operating expenses	844,632	787,403
Marketing, selling and administrative expenses	156,107	141,035
Depreciation and amortization expenses	101,020	99,288

Operating Income	400,456	358,381

Other income (expense)
Interest income	3,360	2,744
Interest expense, net of interest capitalized	(65,260)	(78,575)
Other income (expense)	36,155	(79)

	(25,745)	(75,910)

Net Income	$ 374,711	$ 282,471

Earnings Per Share:
Basic	$1.79	$1.42

Diluted	$1.64	$1.26

Pro Forma Amounts (assuming change in accounting principle was applied retrospectively) (Note 2):
Pro forma net income	$374,711	$285,039

Pro forma basic earnings per share	$1.79	$1.43

Pro forma diluted earnings per share	$1.64	$1.27

Weighted-Average Shares Outstanding:
Basic	209,811	199,107

Diluted	236,038	234,513

The accompanying notes are an integral part of these financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Nine Months Ended
	September 30,

	2005	2004

Passenger ticket revenues	$2,871,018	$2,655,795
Onboard and other revenues	1,002,516	934,995

Total revenues	3,873,534	3,590,790

Cruise operating expenses
Commissions, transportation and other	679,167	645,609
Onboard and other	254,373	243,922
Payroll and related	383,487	364,013
Food	203,563	201,814
Other operating	769,819	693,875

Total cruise operating expenses	2,290,409	2,149,233
Marketing, selling and administrative expenses	466,599	434,594
Depreciation and amortization expenses	300,757	293,528

Operating Income	815,769	713,435

Other income (expense)
Interest income	7,205	5,526
Interest expense, net of interest capitalized	(209,291)	(231,461)
Other income	53,386	12,976

	(148,700)	(212,959)

Income Before Cumulative Effect of a Change in Accounting Principle	667,069	500,476

Cumulative effect of a change in accounting principle (Note 2)	52,491	-

Net Income	$ 719,560	$ 500,476

Basic Earnings Per Share:
Income before cumulative effect of a change in accounting principle	$3.26	$2.52

Cumulative effect of a change in accounting principle (Note 2)	$0.26	$ -

Net income	$3.51	$2.52

Diluted Earnings Per Share:
Income before cumulative effect of a change in accounting principle	$2.99	$2.31

Cumulative effect of a change in accounting principle (Note 2)	$0.22	$ -

Net income	$3.22	$2.31

Pro Forma Amounts (assuming change in accounting principle was applied retrospectively) (Note 2):
Pro forma net income	$667,069	$505,522

Pro forma basic earnings per share	$3.26	$2.55

Pro forma diluted earnings per share	$2.99	$2.33

Weighted-Average Shares Outstanding:
Basic	204,837	198,442

Diluted	236,075	234,164

The accompanying notes are an integral part of these financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of

	September 30,	December 31,
	2005	2004

	(unaudited)
Assets Current assets Cash and cash equivalents	$ 189,206	$ 628,578
Trade and other receivables, net	74,813	84,899
Inventories	68,880	60,260
Prepaid expenses and other assets	118,202	86,869

Total current assets	451,101	860,606
Property and equipment — at cost less accumulated depreciation and amortization	10,222,247	10,193,443
Goodwill — less accumulated amortization of $138,606	278,561	278,561
Other assets	292,291	631,474

	$11,244,200	$11,964,084

Liabilities and Shareholders’ Equity
Current liabilities Current portion of long-term debt	$ 559,285	$ 905,374
Accounts payable	155,187	162,973
Accrued expenses and other liabilities	344,850	330,073
Customer deposits	897,691	875,082

Total current liabilities	1,957,013	2,273,502
Long-term debt	3,594,102	4,826,570
Other long-term liabilities	121,946	59,492
Commitments and contingencies (Note 7) Shareholders’ equity Common stock ($.01 par value; 500,000,000 shares authorized; 215,419,855 and 201,253,140 shares issued)	2,154	2,012
Paid-in capital	2,671,984	2,206,157
Retained earnings	3,167,534	2,533,265
Accumulated other comprehensive (loss) income	(12,714)	71,363
Treasury stock (6,133,306 and 596,556 common shares at cost)	(257,819)	(8,277)

Total shareholders’ equity	5,571,139	4,804,520

	$11,244,200	$11,964,084

The accompanying notes are an integral part of these financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended
	September 30,

	2005	2004

Operating Activities Net income	$ 719,560	$ 500,476
Adjustments:
Depreciation and amortization	300,757	293,528
Cumulative effect of a change in accounting principle	(52,491)	-
Gain on redemption of investment	(44,207)	-
Accretion of original issue discount on debt	37,284	39,235
Changes in operating assets and liabilities:
Decrease (increase) in trade and other receivables, net	220	(5,058)
Increase in inventories	(8,620)	(6,622)
Increase in prepaid expenses and other assets	(21,530)	(23,052)
Decrease in accounts payable	(8,436)	(13,868)
Increase in accrued expenses and other liabilities	18,049	57,559
Increase in customer deposits	22,609	112,715
Other, net	20,644	5,871

Net cash provided by operating activities	983,839	960,784

Investing Activities Purchases of property and equipment	(320,646)	(513,626)
Purchases of short-term investments	(56,500)	(706,348)
Proceeds from sale of short-term investments	56,500	438,806
Proceeds from redemption of investment	348,070	-
Other, net	(4,313)	(9,047)

Net cash provided by (used in) investing activities	23,111	(790,215)

Financing Activities
Repayments of debt, net	(1,257,245)	(242,721)
Net proceeds from issuance of debt	100,000	225,000
Dividends	(54,807)	(80,205)
Proceeds from exercise of common stock options	19,935	60,742
Purchases of treasury stock	(249,122)	-
Other, net	(5,083)	9,861

Net cash used in financing activities	(1,446,322)	(27,323)

Net (decrease) increase in cash and cash equivalents	(439,372)	143,246
Cash and cash equivalents at beginning of period	628,578	330,086

Cash and cash equivalents at end of period	$ 189,206	$ 473,332

Supplemental Disclosure
Cash paid during the period for:
Interest, net of amount capitalized	$ 180,756	$ 194,465

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

Note 2. Summary of Significant Accounting Policies

Change in Accounting Principle Related to Drydocking Costs

In the third quarter of 2005, we changed our method of accounting for drydocking costs from the accrual in advance to the deferral method. Under the accrual in advance method, drydocking costs are accrued evenly over the period to the next scheduled drydock. Under the deferral method, drydocking costs are deferred and charged to expense on a straight-line basis over the period to the next scheduled drydock. The deferral method is preferable because it eliminates the judgment needed to estimate drydocking costs in advance. The cumulative effect of the change on prior years of $52.5 million or $0.22 per share on a diluted basis is included in net income for the nine months ended September 30, 2005. In addition, the change decreased other cruise operating expenses and increased income before cumulative effect of a change in accounting principle by $4.8 million or $0.02 per share on a diluted basis for the nine months ended September 30, 2005. The effect of the change on the quarter ended September 30, 2005 was to decrease other cruise operating expenses and to increase net income by $2.3 million or $0.01 per share on a diluted basis.

The effect of the change on the first and second quarters of 2005 was as follows (in thousands, except per share data):

	Quarter Ended

	March 31,	June 30,
	2005	2005

Net income as reported	$135,343	$154,494
Effect of change in accounting for drydocking costs	1,775	746

Income before cumulative effect of a change in accounting principle	137,118	155,240
Cumulative effect of a change in accounting principle	52,491	-

Net income as restated	$189,609	$155,240

Basic earnings per share:
Net income as reported	$0.67	$0.76

Effect of change in accounting for drydocking costs	$0.01	$0.01

Income before cumulative effect of a change in accounting principle	$0.68	$0.76

Cumulative effect of a change in accounting principle	$0.26	$ -

Net income as restated	$0.94	$0.76

Diluted earnings per share:
Net income as reported	$0.63	$0.71

Effect of change in accounting for drydocking costs	$0.01	$0.01

Income before cumulative effect of a change in accounting principle	$0.64	$0.72

Cumulative effect of a change in accounting principle	$0.22	$ -

Net income as restated	$0.86	$0.72

Stock-Based Employee Compensation

We use the intrinsic value method to account for stock-based employee compensation. The following table illustrates the effect on income before cumulative effect of a change in accounting principle, net income and earnings per share as if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to such compensation (in thousands, except per share data):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Income before cumulative effect of a change in accounting principle	$374,711	$282,471	$667,069	$500,476
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(2,199)	(2,878)	(7,381)	(7,319)

Pro forma income before cumulative effect of a change in accounting principle	372,512	279,593	659,688	493,157
Add: Interest on dilutive convertible notes	12,188	13,774	39,832	40,686

Pro forma income before cumulative effect of a change in accounting principle for diluted earnings per share	$384,700	$293,367	$699,520	$533,843

Net income as reported	$374,711	$282,471	$719,560	$500,476
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(2,199)	(2,878)	(7,381)	(7,319)

Pro forma net income	372,512	279,593	712,179	493,157
Add: Interest on dilutive convertible notes	12,188	13,774	39,832	40,686

Pro forma net income for diluted earnings per share	$384,700	$293,367	$752,011	$533,843

Weighted-average common shares outstanding	209,811	199,107	204,837	198,442
Diluted effect of stock options and restricted stock awards	2,394	3,621	2,586	3,851
Dilutive effect of convertible notes	23,694	31,463	28,399	31,476

Diluted weighted-average shares outstanding	235,899	234,191	235,822	233,769

Earnings per share before cumulative effect of a change in accounting principle:
Basic – as reported	$1.79	$1.42	$3.26	$2.52
Basic – pro forma	$1.78	$1.40	$3.22	$2.49

Diluted – as reported	$1.64	$1.26	$2.99	$2.31
Diluted – pro forma	$1.63	$1.25	$2.97	$2.28

Earnings per share:
Basic – as reported	$1.79	$1.42	$3.51	$2.52
Basic – pro forma	$1.78	$1.40	$3.48	$2.49

Diluted – as reported	$1.64	$1.26	$3.22	$2.31
Diluted – pro forma	$1.63	$1.25	$3.19	$2.28

Diluted earnings per share did not include options to purchase 1.4 million and 1.5 million shares for the third quarters of 2005 and 2004, respectively, and 1.4 million and 1.7 million shares for the first nine months of 2005 and 2004, respectively, because the effect of including them would have been antidilutive. Also, diluted earnings per share did not include 0.5 million shares we may receive in connection with an Accelerated Share Repurchase (“ASR”) transaction because the effect of including them would have been antidilutive (see Note 6. Shareholders' Equity).

Accounting Pronouncements

In April 2005, the Securities and Exchange Commission issued a rule that amends the implementation dates for SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”). The new rule calls for the implementation of SFAS 123R at the beginning of the first quarter of 2006, instead of the third quarter of 2005. SFAS 123R is expected to reduce our results of operations by approximately $11.5 million for the year ended December 31, 2006.

Reclassifications

Reclassifications have been made to our Consolidated Statement of Cash Flows for the nine months ended September 30, 2004 to reflect the gross purchases and sales of variable rate debt obligations within our investing activities rather than as a component of cash and cash equivalents. As a result, we changed the amount of our previously reported net cash used in investing activities in our Consolidated Statement of Cash Flows for the nine months ended September 30, 2004 to $790.2 million from $522.7 million. Also, we changed the amount of our previously reported cash and cash equivalents for the same period to $473.3 million from $740.9 million. We did not hold any of these variable rate securities as of September 30, 2005 and December 31, 2004.

Note 3. Earnings Per Share

A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Income before cumulative effect of a change in accounting principle	$374,711	$282,471	$667,069	$500,476
Cumulative effect of a change in accounting principle (Note 2)	-	-	52,491	-

Net income	374,711	282,471	719,560	500,476
Interest on dilutive convertible notes	12,188	13,774	39,832	40,686

Net income for diluted earnings per share	$386,899	$296,245	$759,392	$541,162

Weighted-average common shares outstanding	209,811	199,107	204,837	198,442
Dilutive effect of stock options and restricted stock awards	2,533	3,943	2,839	4,246
Dilutive effect of convertible notes	23,694	31,463	28,399	31,476

Diluted weighted-average shares outstanding	236,038	234,513	236,075	234,164

Basic earnings per share:
Income before cumulative effect of a change in accounting principle	$1.79	$1.42	$3.26	$2.52
Cumulative effect of a change in accounting principle	$ -	$ -	$0.26	$ -
Net income	$1.79	$1.42	$3.51	$2.52

Diluted earnings per share:
Income before cumulative effect of a change in accounting principle	$1.64	$1.26	$2.99	$2.31
Cumulative effect of a change in accounting principle	$ -	$ -	$0.22	$ -
Net income	$1.64	$1.26	$3.22	$2.31

Diluted earnings per share did not include options to purchase 1.4 million and 1.5 million shares for the third quarters of 2005 and 2004, respectively, and 1.4 million and 1.7 million shares for the first nine months of 2005 and 2004, respectively, because the effect of including them would have been antidilutive. Also, diluted earnings per share did not include 0.5 million shares we may receive in connection with an ASR transaction because the effect of including them would have been antidilutive (see Note 6. Shareholders' Equity).

Note 4. Other Assets

In July 2005, First Choice Holidays PLC (“First Choice”) redeemed in full its 6.75% convertible preferred shares. We received $348.1 million in cash, resulting in a net gain of $44.2 million, primarily due to foreign exchange, which was recorded as a component of other income.

Note 5. Long-Term Debt

In May 2005, we amended our $1.0 billion unsecured revolving credit facility to extend its maturity date to March 27, 2010, and reduce the currently effective interest rate to LIBOR plus 1.0% and the commitment fee to 0.2% of the undrawn portion of the facility. The other terms of the facility were unchanged. In addition, in May 2005, we entered into a five-year, $100.0 million unsecured term loan facility, at a currently effective interest rate of LIBOR plus 0.8% which can be drawn at any time prior to December 31, 2005. We have not drawn on this facility as of September 30, 2005.

In July 2005, we entered into an additional five-year, $100.0 million unsecured term loan facility, at a currently effective interest rate of LIBOR plus 0.8% and we drew the full amount of this facility in September 2005.

In August 2005, we paid $335.8 million in connection with the exercise of purchase options on our capital lease obligations for Legend of the Seas and Splendour of the Seas.

During the nine months ended September 30, 2005, holders of our zero coupon convertible notes converted approximately $254.6 million of the accreted value of these notes into approximately 8.4 million shares of our common stock and cash for fractional shares. In August 2005, we redeemed $182.3 million of the accreted balance of outstanding LYONs due February 2, 2021. Most holders of the LYONs elected to convert into shares of our common stock, rather than redeem for cash, resulting in the issuance of approximately 4.5 million shares.

Note 6. Shareholders' Equity

On September 25, 2005, we announced that we and an investment bank had finalized a forward sale agreement relating to an ASR transaction. As part of the ASR transaction, we purchased 5.5 million shares of our common stock from the investment bank at an initial price of $45.40 per share. Total consideration paid to repurchase such shares, including commissions and other fees, was approximately $249.1 million and recorded in shareholders’ equity as a component of treasury stock.

The forward sale contract is scheduled to mature in February 2006. During the term of the forward sale contract, the investment bank shall purchase shares of our common stock in the open market to settle its obligation related to the shares borrowed from third parties and sold to us. At the end of the contract term, we will receive additional shares of our common stock if the volume weighted-average price of our common stock is lower than $45.40 per share, up to a maximum of 0.5 million shares. Upon settlement of the contract, any incremental shares received will be recorded in shareholders’ equity as a component of treasury stock.

We declared cash dividends on common shares of $0.13 per share during each of the first and second quarters in 2005 and 2004. Cash dividends of $0.15 per share and $0.13 per share were declared in the third quarters of 2005 and 2004, respectively.

Note 7. Commitments and Contingencies

Capital Expenditures. As of September 30, 2005, we had three Freedom-class ships designated for Royal Caribbean International and one new ship designated for Celebrity Cruises on order for an additional capacity of approximately 13,650 berths. The aggregate cost of the ships is approximately $3.2 billion, of which we have deposited $276.9 million as of September 30, 2005. Approximately 25% of the aggregate cost of the ships was exposed to fluctuations in the euro exchange rate at

September 30, 2005. In addition, we have an option to purchase an additional ship for Celebrity Cruises, exercisable through March 15, 2006, subject to certain conditions.

As of September 30, 2005, we anticipated overall capital expenditures, including the four ships on order, will be approximately $0.5 billion for 2005, $1.1 billion for each of the years 2006 and 2007 and $1.6 billion for 2008.

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

In May 2005, a purported class action lawsuit was filed in the United States District Court for the Southern District of Florida alleging that we improperly profit from shore excursions offered to our guests by third party shore excursion operators in violation of the Florida Deceptive and Unfair Trade Practices Act. The suit sought payment of damages, including the difference between what we collect from our guests for shore excursions and what we pay to the shore excursion operators. In September 2005, the Court granted our motion to dismiss the lawsuit.

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

Note 8. Comprehensive Income

Comprehensive income includes net income and changes in the fair value of derivative instruments that qualify as cash flow hedges. The cumulative changes in fair value of the derivatives are deferred and recorded as a component of accumulated other comprehensive (loss) income until the hedged transactions are realized and recognized in earnings. Comprehensive income was as follows (in thousands):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net income	$374,711	$282,471	$719,560	$500,476
Changes related to cash flow derivative hedges	(8,156)	26,744	(84,077)	27,265

Total comprehensive income	$366,555	$309,215	$635,483	$527,741

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

• the impact of pending or threatened litigation,

• the delivery of scheduled new ships,

• emergency ship repairs,

• negative incidents involving cruise ships including those involving the health and safety of passengers,

• reduced consumer demand for cruises as a result of any number of reasons, including geo-political and economic uncertainties, the unavailability of air service, armed conflict, terrorist attacks and the resulting concerns over safety and security aspects of traveling,

• the impact of the spread of contagious diseases,

• our ability to obtain financing on terms that are favorable or consistent with our expectations,

• changes in our stock price or principal shareholders,

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

Summary of Historical Results of Operations

For the third quarter of 2005, net income was $374.7 million or $1.64 per share on a diluted basis compared to $282.5 million or $1.26 per share for the same period in 2004. Total revenues for the third quarter of 2005 increased 8.4% to $1.5 billion from total revenues of $1.4 billion for the same period in 2004. The increase in total revenues was a result of increases in cruise ticket prices, a 1.9% increase in capacity along with increases in onboard revenues. During the third quarter of 2005, Net Yields increased 6.9% and Net Cruise Costs per APCD increased 6.4% compared to the same period in 2004. Gross Cruise Costs increased 7.8% in the third quarter of 2005 compared to the same period in 2004 primarily as a result of higher fuel prices, the increase in capacity mentioned above and commission expense associated with higher cruise ticket prices.

For the first nine months of 2005, net income was $719.6 million or $3.22 per share on a diluted basis compared to $500.5 million or $2.31 per share for the same period in 2004. Total revenues for the first nine months of 2005 increased 7.9% to $3.9 billion from total revenues of $3.6 billion for the same period in 2004. The increase in total revenues was a result of increases in cruise ticket prices, a 1.6% increase in capacity along with increases in onboard revenues. During the first nine months of 2005, Net Yields increased 7.1% and Net Cruise Costs per APCD increased 5.9% compared to the same period in 2004. Gross Cruise Costs increased 6.7% in the first nine months of 2005 compared to the same period in 2004 primarily due to the same reasons discussed above for the third quarter of 2005.

In the third quarter of 2005, we changed our method of accounting for drydocking costs from the accrual in advance to the deferral method (see Note 2. Summary of Significant Accounting Policies). The change resulted in a one-time gain of $52.5 million, or $0.22 per share on a diluted basis, to recognize the cumulative effect of the change on prior years. Other than this one-time gain, which we reflected as part of our results for the first quarter of 2005, the change did not have a material impact on our statement of operations or balance sheet.

Our revenues are seasonal based on the demand for cruises. Demand is strongest for cruises during the summer months.

The following table presents historical operating data as a percentage of total revenues:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Passenger ticket revenues	73.9	73.7	74.1	74.0
Onboard and other revenues	26.1	26.3	25.9	26.0

Total revenues	100.0%	100.0%	100.0%	100.0%

Cruise operating expenses
Commissions, transportation and other	16.9	17.0	17.5	18.0
Onboard and other	7.5	7.8	6.6	6.8
Payroll and related	8.6	8.9	9.9	10.2
Food	4.7	5.1	5.3	5.6
Other operating	18.5	18.0	19.8	19.3

Total cruise operating expenses	56.2	56.8	59.1	59.9
Marketing, selling and administrative expenses	10.4	10.2	12.0	12.1
Depreciation and amortization expenses	6.7	7.1	7.8	8.2

Operating income	26.7	25.9	21.1	19.8
Other income (expense)	(1.8)	(5.5)	(3.9)	(5.9)

Income before cumulative effect of a change in accounting principle	24.9	20.4	17.2	13.9
Cumulative effect of a change in accounting principle	-	-	1.4	-

Net income	24.9%	20.4%	18.6%	13.9%

Unaudited selected historical statistical information is shown in the following table:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Passengers Carried	910,635	904,110	2,609,991	2,588,835
Passenger Cruise Days	6,109,222	5,975,395	17,546,794	17,126,559
APCD	5,588,596	5,483,030	16,347,308	16,084,892
Occupancy	109.3%	109.0%	107.3%	106.5%

Gross Yields and Net Yields were calculated as follows (in thousands, except APCD and Yields):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Passenger ticket revenues	$1,110,394	$1,021,148	$2,871,018	$ 2,655,795
Onboard and other revenue	391,821	364,959	1,002,516	934,995

Total revenues	1,502,215	1,386,107	3,873,534	3,590,790

Less:
Commissions, transportation and other	253,496	235,153	679,167	645,609
Onboard and other	113,230	108,745	254,373	243,922

Net revenues	$1,135,489	$1,042,209	$2,939,994	$2,701,259

APCD	5,588,596	5,483,030	16,347,308	16,084,892
Gross Yields	$ 268.80	$ 252.80	$ 236.95	$ 223.24
Net Yields	$ 203.18	$ 190.08	$ 179.85	$ 167.94

Gross Cruise Costs and Net Cruise Costs were calculated as follows (in thousands, except APCD and costs per APCD):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Total cruise operating expenses	$844,632	$787,403	$2,290,409	$2,149,233
Marketing, selling and administrative expenses	156,107	141,035	466,599	434,594

Gross Cruise Costs	1,000,739	928,438	2,757,008	2,583,827

Less:
Commissions, transportation and other	253,496	235,153	679,167	645,609
Onboard and other	113,230	108,745	254,373	243,922

Net Cruise Costs	$634,013	$584,540	$1,823,468	$1,694,296

APCD	5,588,596	5,483,030	16,347,308	16,084,892
Gross Cruise Costs per APCD	$ 179.07	$ 169.33	$ 168.65	$ 160.64
Net Cruise Costs per APCD	$ 113.45	$ 106.61	$ 111.55	$ 105.33

Outlook

We currently expect that Net Yields for the fourth quarter of 2005 will increase by approximately 5% compared to the same period last year. For the full year 2005, we expect Net Yields to increase approximately 6.5% versus the prior year.

At-the-pump fuel prices for the third quarter of 2005 were 47% higher than the third quarter of 2004. However, since then and through the date of our announcement on October 26, 2005 of our quarterly results, fuel prices rose 17% and were approximately 54% higher than the average price for the fourth quarter of 2004. If fuel prices for the rest of the year remain at this level, we estimate that our fourth quarter 2005 fuel costs (net of hedging and fuel saving initiatives) will increase approximately $24 million and negatively impact earnings per share by $0.10. Based on this fuel assumption, we estimate that Net Cruise Costs per APCD for 2005 will increase in the range of 7% to 8% as compared to the prior year. Higher fuel costs account for approximately 5.0 to 5.5 percentage points of this increase.

Based on the above, we estimate that Net Cruise Costs per APCD for the fourth quarter of 2005 will increase in the range of 11% to 12%, compared to the same quarter in 2004. Higher fuel costs account for approximately 8.0 to 8.5 percentage points of this increase.

Based upon these expectations and the above assumption relating to fuel prices, we expect full year 2005 earnings per share, before the cumulative effect of the change in accounting principle, to be approximately $2.75.

Also, on October 26, 2005, we announced that advance bookings for 2006 continue to show evidence of a continued healthy demand environment for both Royal Caribbean International and Celebrity Cruises. Load factors for 2006 are in-line with levels achieved at the same time last year, but pricing continues to be higher than the previous year. In addition, our onboard revenue initiatives are working well. While it is still too early to quantify projections for 2006, we are optimistic that the current demand environment will result in positive yield improvements.

Fuel prices for 2006, however, remain a concern. As previously announced, if 2006 at-the-pump fuel prices remain at levels mentioned above, we estimate that our 2006 fuel costs will increase approximately $140 million and negatively impact earnings per share by $0.60.

Quarter Ended September 30, 2005 Compared to Quarter Ended September 30, 2004

Revenues

Net revenues increased 9.0% in 2005 compared to 2004 due to a 6.9% increase in Net Yields and a 1.9% increase in capacity. The increase in Net Yields was primarily due to higher cruise ticket prices and amounts spent per passenger onboard. Capacity in 2004 was lower than in 2005 primarily due to the cancellation of certain sailings in 2004 as a result of hurricanes and unscheduled drydocks. Gross Yields increased 6.3% in 2005 compared to 2004 primarily due to the same reasons discussed above for Net Yields.

Onboard and other revenues included concession revenues of $57.9 million and $52.2 million in 2005 and 2004, respectively. The increase in concession revenues was primarily due to higher amounts spent per passenger onboard and the increase in capacity mentioned above.

Expenses

Net Cruise Costs increased 8.5% in 2005 compared to 2004 due to a 6.4% increase in Net Cruise Costs per APCD as well as a 1.9% increase in capacity, as mentioned above. Approximately 5.5 percentage points of the increase in Net Cruise Costs per APCD was attributed to increases in fuel prices. Total fuel costs (net of the financial impact of fuel swap agreements) for the third quarter of 2005 increased 54% per metric ton from the same period in 2004. As a percentage of total revenues, fuel costs were 6.6% and 4.7% in 2005 and 2004, respectively. The remaining 0.9 percentage points of the increase in Net Cruise Costs per APCD were primarily attributed to increases in payroll costs (primarily associated with crew benefits) and marketing activities. In addition, the third quarter of 2004 reflected higher costs associated with the cancellation of certain sailings due to hurricanes. Gross Cruise Costs increased 7.8% in 2005 compared to 2004, which was a lower percentage increase than Net Cruise Costs primarily due to a lower proportion of passengers who purchased air transportation from us in the third quarter of 2005.

Depreciation and amortization expenses increased 1.7% in 2005 compared to 2004. The increase was primarily due to depreciation associated with the lengthening of Enchantment of the Seas and ship revitalizations in 2005.

Other Income (Expense)

In July 2005, First Choice redeemed in full its 6.75% convertible preferred shares. We received $348.1 million in cash, resulting in a net gain of $44.2 million, primarily due to foreign exchange.

Gross interest expense decreased to $69.8 million in 2005 from $79.8 million in 2004. The decrease was primarily attributable to a lower average debt level, partially offset by higher interest rates. Interest capitalized increased to $4.5 million in 2005 from $1.3 million in 2004 primarily due to a higher average level of investment in ships under construction.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Revenues

Net revenues increased 8.8% in 2005 compared to 2004 due to a 7.1% increase in Net Yields and a 1.6% increase in capacity. The increase in Net Yields was primarily due to higher cruise ticket prices and amounts spent per passenger onboard. The increase in capacity was primarily attributed to the addition of Jewel of the Seas in April 2004, partially offset by Enchantment of the Seas, which was out of service for 53 days due to its lengthening. In addition, capacity in 2004 was negatively impacted by the cancellation of certain sailings primarily due to hurricanes and unscheduled drydocks. Gross Yields increased 6.1% in 2005 compared to 2004 primarily due to the same reasons discussed above for Net Yields.

Onboard and other revenues included concession revenues of $161.9 million and $147.9 million in 2005 and 2004, respectively. The increase in concession revenues was primarily due to higher amounts spent per passenger onboard and the increase in capacity mentioned above.

Expenses

Net Cruise Costs increased 7.6% in 2005 compared to 2004 due to a 5.9% increase in Net Cruise Costs per APCD as well as a 1.6% increase in capacity, as mentioned above. Approximately 4.1 percentage points of the increase in Net Cruise Costs per APCD was attributed to increases in fuel prices. Total fuel costs (net of the financial impact of fuel swap agreements) for the first nine months of 2005 increased 40% per metric ton from the same period in 2004. As a percentage of total revenues, fuel costs were 6.6% and 5.1% in 2005 and 2004, respectively. The remaining 1.8 percentage points of the increase in Net Cruise Costs per APCD was primarily attributed to increases in payroll costs associated with benefits. Gross Cruise Costs increased 6.7% in 2005 compared to 2004, which was a lower percentage increase than Net Cruise Costs primarily due to a lower proportion of passengers who purchased air transportation from us in 2005.

Depreciation and amortization expenses increased 2.5% in 2005 compared to 2004. The increase was primarily due to incremental depreciation associated with the addition of a ship in April 2004 as well as depreciation associated with ship revitalizations and the lengthening of Enchantment of the Seas.

Other Income (Expense)

In July 2005, First Choice redeemed in full its 6.75% convertible preferred shares. We received $348.1 million in cash, resulting in a net gain of $44.2 million, primarily due to foreign exchange.

Gross interest expense decreased to $221.1 million in 2005 from $236.1 million in 2004. The decrease was primarily attributable to a lower average debt level, partially offset by higher interest rates. Interest capitalized increased to $11.8 million in 2005 from $4.7 million in 2004 primarily due to a higher average level of investment in ships under construction.

Cumulative Effect of a Change in Accounting Principle

In the third quarter of 2005, we changed our method of accounting for drydocking costs from the accrual in advance to the deferral method (see Note 2. Summary of Significant Accounting Policies). The change resulted in a one-time gain of $52.5 million, or $0.22 per share on a diluted basis, to recognize the cumulative effect of the change on prior years, which we reflected as part of our results for the first quarter of 2005.

Liquidity and Capital Resources

Sources and Uses of Cash

Net cash provided by operating activities was $983.8 million for the first nine months of 2005 compared to $960.8 million for the same period in 2004. The increase was primarily due to an increase in net income, partially offset by a lower rate of increase in customer deposits relative to 2004.

Our capital expenditures were $320.6 million for the first nine months of 2005 compared to $513.6 million for the same period in 2004. Capital expenditures for the first nine months of 2005 were primarily related to ships under construction and the lengthening of Enchantment of the Seas. Capital expenditures for the first nine months of 2004 were primarily related to delivery of Jewel of the Seas.

Interest capitalized during the first nine months of 2005 increased to $11.8 million from $4.7 million for the same period in 2004 due to a higher average level of investment in ships under construction.

In July 2005, First Choice redeemed in full its 6.75% convertible preferred shares. We received $348.1 million in cash, resulting in a net gain of $44.2 million, primarily due to foreign exchange.

During the first nine months of 2005, we drew the full amount of a five-year, $100.0 million unsecured term loan facility and made payments on various loan facilities and capital leases of approximately $921.4 million. In addition, we paid $335.8 million in connection with the exercise of purchase options on our capital lease obligations for Legend of the Seas and Splendour of the Seas.

On September 25, 2005, we announced that we and an investment bank had finalized a forward sale agreement relating to an ASR transaction. As part of the ASR transaction, we purchased 5.5 million shares of our common stock from the investment bank at an initial price of $45.40 per share. Total consideration paid to repurchase such shares, including commissions and other fees, was approximately $249.1 million (see Note 6. Shareholders' Equity). During the first nine months of 2005, we received $19.9 million in connection with the exercise of common stock options and we paid quarterly cash dividends on our common stock of $54.8 million.

Future Capital Commitments

We have three Freedom-class ships designated for Royal Caribbean International and one new ship designated for Celebrity Cruises on order for an additional capacity of approximately 13,650 berths. The three Freedom-class ships are scheduled for deliveries in the second quarters of 2006, 2007 and 2008. The new ship designated for Celebrity Cruises is scheduled for delivery in the fourth quarter of 2008. The aggregate cost of the ships is approximately $3.2 billion, of which we have deposited $276.9 million as of September 30, 2005. Approximately 25% of the aggregate cost of the ships was exposed to fluctuations in the euro exchange rate at September 30, 2005. In addition, we have an option to purchase an additional ship for Celebrity Cruises, exercisable through March 15, 2006, subject to certain conditions.

As of September 30, 2005, we anticipated overall capital expenditures, including the four ships on order, will be approximately $0.5 billion for 2005, $1.1 billion for each of the years 2006 and 2007 and $1.6 billion for 2008.

Contractual Obligations

As of September 30, 2005, our contractual obligations were as follows (in thousands):

	Payments due by period

		Less than 1	1-3	3-5	More than 5
	Total	year	years	years	years

Long-term debt obligations(1)(2)	$4,149,976	$555,874	$768,128	$912,058	$1,913,916
Capital lease obligations(3)	49,128	5,957	6,272	5,767	31,132
Operating lease obligations(4)(5)	537,429	47,925	91,555	85,712	312,237
Ship purchase obligations(6)	2,603,637	690,686	1,388,918	524,033	—
Other(7)	236,476	54,595	82,311	81,625	17,945

Total	$7,576,646	$1,355,037	$2,337,184	$1,609,195	$2,275,230

(1)	Amounts exclude interest, except for the accreted value of our zero coupon convertible notes and Liquid Yield Option™ Notes.
(2)

The $166.5 million accreted value of the zero coupon convertible notes at September 30, 2005 is included in the three to five years category. The $525.5 million accreted value of the Liquid Yield Option™ Notes at September 30, 2005 is included in the more than five years category. The holders of our zero coupon convertible notes and our Liquid Yield Option™ Notes may require us to purchase any notes outstanding at an accreted value of $197.4 million on May 18, 2009 and $679.5 million on February 2, 2011, respectively. These accreted values were calculated based on the number of notes outstanding at September 30, 2005. We may choose to pay any amounts in cash or common stock or a combination thereof (see Note 5. Long-Term Debt).

(3)	Amounts exclude interest. Amounts include a capital lease for a reservation call center in Springfield, Oregon, entered into in January 2005. The lease commences on December 23, 2005.
(4)	We are obligated under noncancelable operating leases primarily for a ship, offices, warehouses, computer equipment and motor vehicles.
(5)

Under the Brilliance of the Seas lease agreement, we may be required to make a termination payment of approximately £126 million, or approximately $223 million based on the exchange rate at September 30, 2005, if the lease is canceled in 2012. This amount is included in the more than five years category.

(6)	Amounts represent contractual obligations with initial terms in excess of one year.
(7)	Amounts represent future commitments with remaining terms in excess of one year to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts.

Other

As of September 30, 2005, we had $4.2 billion of long-term debt of which $0.6 billion is due during the twelve-month period ending September 30, 2006.

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

Funding Sources

As of September 30, 2005, our liquidity was $1.3 billion consisting of approximately $0.2 billion in cash and cash equivalents, $0.1 billion under our unsecured term loan facility and $1.0 billion available under our unsecured revolving credit facility. Capital expenditures and scheduled debt payments will be funded through a combination of cash flows from operations, drawdowns under our available credit facilities, the incurrence of additional indebtedness and the sales of equity or debt securities in private or public securities markets. There can be no assurances that cash flows from operations and additional financing from external sources will be available in accordance with our expectations.

Our financing agreements contain covenants that require us, among other things, to maintain minimum net worth, and fixed charge coverage ratio and limit our debt to capital ratio. We were in compliance with all covenants as of September 30, 2005.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

In May 2005, a purported class action lawsuit was filed in the United States District Court for the Southern District of Florida alleging that we improperly profit from shore excursions offered to our guests by third party shore excursion operators in violation of the Florida Deceptive and Unfair Trade Practices Act. The suit sought payment of damages, including the difference between what we collect from our guests for shore excursions and what we pay to the shore excursion operators. In September 2005, the Court granted our motion to dismiss the lawsuit.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about repurchases of common stock during the quarter ended September 30, 2005:

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or	Maximum Number of Shares that May Yet Be Purchased Under the Plans or
Period	Purchased	Per Share	Programs (a)	Programs

July 1 to July 31	-	-	-	-
August 1 to August 31	-	-	-	-
September 1 to September 30	5,506,492	$45.40	5,506,492	510,912

(a) Shares purchased in accordance with our ASR transaction (see Note 6. Shareholders' Equity).

Item 6. Exhibits

18	Letter regarding change in accounting principle.

31	Certifications required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934.

32	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL CARIBBEAN CRUISES LTD.

(Registrant)

/s/ LUIS E. LEON
Luis E. Leon
Executive Vice President and
Chief Financial Officer

Date: November 3, 2005