Form 10-K
period 2005-12-31
ROYAL CARIBBEAN CRUISES LTD
filed 2006-02-24
CIK 884887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

☒ large accelerated filer	[	] accelerated filer	[	] non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $6.04 billion as of the last business day of the registrant’s most recently completed

Draft 10 2/16/2006 9:17:10 AM

second fiscal quarter.

There were 211,036,298 shares of common stock outstanding as of February 10, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

The information required under Part III of this report is incorporated herein by reference to registrant's definitive proxy statement for the 2006 Annual Meeting of Shareholders.

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

We are the world’s second largest cruise company operating 28 cruise ships with approximately 59,450 berths.

We operate two brands, Royal Caribbean International and Celebrity Cruises, in the cruise vacation industry. The cruise vacation industry is comprised of the budget, contemporary, premium and luxury segments. Our ships operate on a selection of worldwide itineraries that call on approximately 200 destinations. We compete principally on the basis of quality of ships, quality of service, variety of itineraries and price.

Royal Caribbean International Brand

Royal Caribbean International serves the contemporary and premium segments of the cruise vacation industry. The contemporary segment is served by cruises that are generally seven nights or shorter and feature a casual ambiance. The premium segment is served by cruises that are generally seven to 14 nights and appeal to the more experienced passenger who is usually more affluent. Royal Caribbean International operates 19 cruise ships with approximately 44,350 berths, offering various cruise itineraries that range from two to 18 nights.

Royal Caribbean International’s strategy is to attract an array of vacationing consumers in the contemporary segment by providing a wide variety of itineraries and cruise lengths with multiple innovative options for onboard dining, entertainment and other onboard activities. Royal Caribbean International offers a wide array of onboard activities, services and amenities, including swimming pools, sun decks, beauty salons, exercise and spa facilities, ice skating rinks, in-line skating, basketball courts, rock climbing walls, bungee jumping trampolines, miniature golf courses, gaming facilities, lounges, bars, Las Vegas-style entertainment, cinemas and “Royal Promenades” which are boulevards with shopping, dining and entertainment venues. Additionally, Royal Caribbean International offers a variety of shore excursions at each port of call. We believe that the variety and quality of Royal Caribbean International’s product offerings represent excellent value to consumers, especially to couples and families traveling with children. Because of the brand’s extensive product offerings, we believe Royal Caribbean International is well positioned to attract new consumers to the cruise vacation industry and to continue to bring past passengers back for their next vacation. While the brand is positioned at the upper end of the contemporary segment, we believe that Royal Caribbean International’s quality enables it to attract consumers from the premium segment as well, thereby achieving one of the broadest market coverages of any of the major brands in the cruise vacation industry.

Celebrity Cruises Brand

Celebrity Cruises primarily serves the premium segment of the cruise vacation industry. Celebrity Cruises operates 9 cruise ships with approximately 15,100 berths and charters one ship to Island Cruises, our joint venture with First Choice Holidays PLC (“First Choice”). The brand offers various cruise itineraries that range from two to 16 nights.

Celebrity Cruises’ strategy is to attract experienced cruisers who appreciate and want the unique experience the brand offers. Celebrity Cruises delivers a high quality experience and good value with ships that offer extensive and luxurious spa facilities, fine dining, personalized service, unique entertainment and a high staff-to-passenger ratio. These are the hallmarks of the premium cruise vacation segment. Celebrity Cruises provides a variety of itineraries and cruise lengths and has a high proportion of its fleet deployment in seasonal markets (i.e. Alaska, Bermuda, Europe, Hawaii, the Panama Canal and South America). Celebrity Cruises includes in its breadth of product offerings itineraries to the Galapagos Islands and, beginning in Spring 2006, excursions to Machu Picchu in Peru. To further enhance our passengers’ experiences, Celebrity offers a variety of shore excursions at each port of call.

Industry

Since 1970, cruising has been one of the fastest growing sectors of the vacation market, as the number of North American passengers has grown to an estimated 9.7 million in 2005 from 0.5 million in 1970, a compound annual growth rate of approximately 9%. This growth is consistent with the growth experienced in the last five years. We have sought to capitalize on the increasing popularity of cruises through an extensive fleet expansion program.

According to our estimates, the North American cruise market was served by an estimated 109 cruise ships with approximately 137,450 at the beginning of 2001. We estimate that this capacity increased to approximately 218,800 berths on 132 ships by the end of 2005. The increase in capacity over the last five years is net of approximately 35 ships with approximately 30,850 berths that have either been retired or moved out of the North American market. There are 24 cruise ships on order with an estimated 72,250 berths which will be placed in service between 2006 and 2009.

The following table details the growth in the North American cruise market of both passengers and weighted-average berths over the past five years:

Year	North American Cruise Passengers(1)	Weighted-Average Supply of Berths Marketed in North America(2)
2001	6,906,000	151,690
2002	7,640,000	163,187
2003	8,195,000	182,698
2004	9,108,000	206,895
2005	9,700,000	216,250

__________

(1)	Source: Cruise Lines International Association based on passengers carried for at least two consecutive nights, except for 2005, which is based on our estimates.
(2)	Source: Our estimates.

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

Our ships operate worldwide and have itineraries that call on destinations in Alaska, the Bahamas, Bermuda, California, Canada, the Caribbean, Europe, the Galapagos Islands, Hawaii, Mexico, New England, the Panama Canal and South America.

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

• continue to expand our fleet with state-of-the-art cruise ships,

• continue to improve and expand the quality and innovation of our fleet,

• expand into new markets and itineraries,

• further expand our international passenger sourcing,

• utilize sophisticated revenue management systems (optimizing revenue from demand for our products),

• further improve our technological capabilities, and

• maintain strong relationships with travel agencies, the principal industry distribution channel, while offering direct access for consumers.

Brand Awareness

We continue to broaden the recognition of both the Royal Caribbean International brand and the Celebrity Cruises brand among consumers. Royal Caribbean International is an established brand in the contemporary and premium segments of the cruise vacation industry. We believe we are positioning Celebrity Cruises brand as the best choice in the premium segment of the cruise vacation industry. Each brand has a distinct identity and marketing focus but utilizes shared infrastructure resources.

Brand awareness for Royal Caribbean International is achieved through communication strategies designed to broadly communicate its high quality and excellent-value cruise vacations. Royal Caribbean International’s communication strategies target active adults and families who are vacation enthusiasts interested in exploring new destinations, seeking new experiences and having a real “lust for life”. These strategies are also designed to attract first-time cruisers to the cruise vacation industry and to the Royal Caribbean International brand.

In order to attract the active cruiser who is seeking new experiences as well as first-time cruisers, Royal Caribbean International provides multiple choices to passengers through a wide array of itineraries, accommodations, dining options, onboard activities and shore excursions. The hallmarks of the brand include friendly and engaging service, state-of-the-art cruise ships, family programs, entertainment, health and fitness and energizing onboard and shoreside activities designed for passengers of all ages.

Celebrity Cruises communicates its brand image and message through a series of consumer and trade campaigns, products and experiences, all designed to build awareness of its high quality cruise vacations and drive brand preference. Celebrity Cruises’ communications target cruisers who seek upscale experiences and appreciate quality and value. We believe Celebrity Cruises provides a high quality cruise vacation by offering award-winning cuisine, personal service with a high staff-to-passenger ratio and spacious accommodations.

Fleet Expansion

Based on the ships currently on order, our capacity is expected to increase to approximately 81,500 berths by December 31, 2009. Since our first fleet expansion program beginning in 1988, we have continued to increase our average ship size and number of available berths, which has enabled us to achieve certain economies of scale. Larger ships allow us to carry more passengers without a corresponding increase in certain operating expenses.

Royal Caribbean International. Founded in 1968, Royal Caribbean International was the first cruise line to design cruise ships especially for warm water year-round cruising. Royal Caribbean International operated a modern fleet in the 1970s and early 1980s, establishing a reputation for high quality. Between 1988 and 1992, the brand tripled its capacity by embarking on its first major capital expansion program and taking delivery of three Sovereign-class ships. From 1995 through 1998, Royal Caribbean International completed its second capital expansion program by taking delivery of six Vision-class ships, ranging in size from approximately 1,800 to 2,000 berths. During this same period, Royal Caribbean International sold four of its older ships because their age and design were no longer consistent with its image and marketing strategy.

Royal Caribbean International began its third capital expansion program with orders for five Voyager-class ships and four Radiance-class ships. The Voyager-class ships were placed in service from 1999 through 2003. Each ship is approximately 140,000 gross tons with approximately 3,100 berths. This class of ships is designed to provide more diverse vacation options for families and for those seeking active sports and entertainment alternatives during their vacation experience. Each Voyager-class ship has a variety of unique features, including the cruise vacation industry’s first horizontal atrium, the “Royal Promenade” (which is four decks tall, longer than a football field and provides entertainment, shopping and dining experiences), recreational activities such as ice skating, in-line skating, rock climbing, miniature golf and full court basketball, enhanced staterooms, expanded dining venues and a variety of intimate spaces.

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

Building on the success of our Voyager-class ships, we have entered into agreements with a shipyard to purchase three Freedom-class ships. The Freedom-class ships will be approximately 15% larger than the Voyager-class ships with approximately 3,650 berths each. The Freedom-class ships will have some of the largest staterooms and balconies in the industry, flat screen televisions, cell phone services and other amenities. The three ships on order are scheduled for delivery in the second quarters of 2006, 2007 and 2008.

We recently entered into an agreement with a shipyard, subject to certain conditions, to build a new class of ship (approximately 220,000 gross tons) with approximately 5,400 berths. This ship is scheduled for delivery in the third quarter of 2009. Royal Caribbean International also has an option to purchase an additional ship of this class, exercisable through mid-March 2007. If ordered, the optional ship will be delivered in the third quarter of 2010.

Celebrity Cruises. Celebrity Cruises was founded in 1990 and operated three ships between 1992 and 1995. Between 1995 and 1997, Celebrity Cruises undertook its first capital expansion program, adding three Century-class ships which range in size from approximately 1,750 to 1,850 berths and disposing of one of its original three ships. Celebrity Cruises completed its second capital expansion program with the delivery of four Millennium-class ships from 2000 through 2002. Each Millennium-class ship has approximately 2,050 berths and is approximately 90,000 gross tons.

The Millennium-class ships elevated the brand’s position in the premium segment of the marketplace. This class of ships, which is a progression from the Century-class ships, builds on the brand’s primary strengths, including gourmet dining, luxurious spa facilities, and spacious staterooms and suites complete with balconies. On the Millennium-class ships, an entire deck is dedicated to health, fitness and the rejuvenating powers of water. Celebrity Cruises’ spas are among the most luxurious facilities afloat and offer a variety of features, including a large hydropool with neck massage and body jets and luxurious services including “acupuncture at sea”. To further enhance the onboard experience, Celebrity Cruises offers a more intimate setting in our piano, champagne, and martini bars and lounges.

In 2004, Celebrity Cruises introduced Celebrity Xpedition, a 100-berth ship that offers a more intimate, smaller ship experience with sailings to the Galapagos Islands.

To continue its product evolution, Celebrity Cruises entered into contracts with a shipyard to build two Solstice-class ships, Celebrity Solstice and Celebrity Equinox. The Solstice-class ships will be approximately 118,000 gross tons each with approximately 2,850 berths, incorporating many features typically associated with luxury cruising. Approximately 85% of the ships' staterooms will be outside and veranda staterooms. Celebrity Solstice and Celebrity Equinox are scheduled for delivery in the fourth quarter of 2008 and the third quarter of 2009, respectively.

Fleet Innovation

We place a strong focus on product innovation, not only for stimulating repeat business, but also for driving new demand for our products. The Voyager, Radiance and Millennium-class ships introduced several product innovations to the marketplace, and our brands have begun to adopt these innovations as signature elements. For example, Royal Caribbean International’s rock climbing walls reflect focus on active vacationers, while Celebrity Cruises’ spa facilities reflect focus on discerning travelers. In order to offer passengers a wider range of activities and amenities and to ensure consistency across our fleets, we embarked on a program of revitalizing our older ships to update and refresh their interiors and to incorporate signature brand elements. Renovations included new balconies, dining venues, lounges and teen areas as well as extensive refurbishments to staterooms and public areas. Royal Caribbean International commenced its revitalization program in 2003 with extensive renovations to Monarch of the Seas, followed by extensive renovations to Empress of the Seas and Sovereign of the Seas in 2004. In 2005, Enchantment of the Seas underwent a lengthening with a new 73-foot midsection, which features 151 additional staterooms, suspension bridges, an overhanging bar offering spectacular panoramic views and bungee trampolines. For the increasing number of young cruisers, Enchantment of the Seas introduced a new interactive splash pad with water jets on the floor, which transforms into a fiber-optic and water show at night. In 2006, Celebrity Cruises will revitalize Century incorporating many of the Millennium-class standards, while adding 314 new verandas, 18 additional suites and staterooms, a new specialty restaurant and a series of the “tastes of luxury”. In 2006, Freedom of the Seas, the first of three Freedom-class ships, will offer several new experiences to cruising including a surf machine, an interactive water park called the H2O Zone™ and a dedicated sports pool. In 2008, Celebrity Cruises will introduce the Solstice-class, a new wide-body construction class of ships, with large staterooms averaging 215 square feet. Building upon the innovations of the Voyager-class and Freedom-class of ships, Royal Caribbean International will introduce a new class of ship in 2009.

New Markets and Itineraries

Our ships operate worldwide with a selection of itineraries that call on approximately 200 ports. New ships allow us to expand into new destinations, itineraries and markets. Both brands expanded their mix of itineraries in Europe. The brands are now offering a wide variety of cruise tours from Alaska, the Canadian Rockies and Europe in order to provide vacationers with a broad range of product options.

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

International Passengers

Passenger ticket revenues generated by sales in countries outside of the United States were 21%, 18% and 19% of total passenger ticket revenues in 2005, 2004 and 2003, respectively. The percentage of passengers sourced outside of the United States was approximately 16% in 2005 compared to approximately 15% in 2004 and 2003, respectively. International passengers have grown from approximately 213,000 in 1998 to approximately 573,000 in 2005.

We sell and market the Royal Caribbean International and Celebrity Cruises brands to passengers outside of North America through our offices in the United States, United Kingdom, Germany, Norway, Italy and Spain. We further extend our reach with a network of 42 independent international representatives located throughout the world. We market our product in these countries by focusing on innovation and by responding to cultural characteristics of our global passengers. During the summer of 2005, Royal Caribbean International dedicated Legend of the Seas to the United Kingdom passenger market, offering itineraries to the Mediterranean sailing directly from Southampton, United Kingdom and offering onboard products designed to appeal to passengers from the United Kingdom. In 2006, Royal Caribbean International will introduce the first Voyager-class ship, Voyager of the Seas, to Europe, offering Mediterranean sailings from Barcelona, Spain.

In addition to the dynamic development of our global brands, we focus on innovative ways to develop our local presence in markets outside of North America. We have a joint venture with First Choice, one of the largest and most successful integrated tour operators in the United Kingdom. This joint venture operates a cruise brand, Island Cruises, offering itineraries designed to attract passengers from the United Kingdom and Brazil. Island Cruises operates a 1,512-berth ship sailing under the name Island Escape. In October 2005, Celebrity Cruises’ Horizon, a 1,354-berth ship, was chartered under a six-year agreement to this joint venture and is now sailing under the name of Island Star, expanding Island Cruise’s presence in Europe and South America.

Revenue Management

We believe we have one of the most advanced revenue management systems in the industry which enables us to make more advantageous decisions about pricing, inventory and marketing actions. We are continuously working to improve these systems and tools through increased forecasting capabilities, ongoing improvements to our understanding of price/demand relationships, and greater automation of the decision process.

Technological Development

We continue to invest in information technology to support and improve our corporate infrastructure and passenger and travel trade relations. In 2005, we launched a new workforce management system to schedule and manage contracts for our shipboard employees worldwide and automated the transmission of passenger and crew information to all relevant government agencies. Both Royal Caribbean International and Celebrity Cruises have extensive websites that are world-class marketing portals with consumer booking engines providing access to millions of Internet users throughout the world. We have streamlined our documentation process by providing cruise-only passengers with electronic documents accessible online. We also offer passengers the ability to complete their embarkation forms online prior to the embarkation date and, during 2005, we completed the automation of our pierside embarkation and disembarkation process. Automation of the disembarkation process improves the travel experience for our passengers by providing airline boarding passes and luggage check-in for same-day return flights while the passenger is still onboard the ship. To further enhance our customer service, we provide online access so passengers can book shore excursions and Alaska cruisetour land excursions via our websites. We launched a new website for Celebrity Cruises which improves the ease of use and distribution of multimedia marketing information to our current and potential customers. Additionally, we implemented a customer relationship management tool, which improves our ability to respond to passenger and travel agent inquiries in a timely and accurate manner. Other innovations include wireless Internet cafes and cellular phone access on selected ships to satisfy our passengers’ mobile computing and communication needs. We have interactive televisions in passenger staterooms on certain ships, enabling passengers to shop for shore excursions, select a dinner wine and monitor their onboard accounts. We have cruisingpower.com, a website dedicated to Internet communications with the travel agency community, which enables fast access to online tools and is the ultimate shared resource center for Royal Caribbean International and Celebrity Cruises information. These online tools include CruiseMatch® Online, an Internet browser-based booking system, CruisePaySM, an online payment service, Insight, a booking summary report and Cruise WriterSM, which provides the capability to customize brochures and flyers.

Travel Agency Support

Travel agencies generate the majority of the bookings for our ships and we are committed to further developing and strengthening this very important distribution channel. Royal Caribbean International and Celebrity Cruises each have a brand-dedicated sales force for the United States. Each sales team focuses on the unique qualities of each brand and provides support to the travel agency community. The Trade Support & Services department, with branded call center operations, further supports the travel agency community in designing the cruise vacation experience. We offer an automated reservations system, CruiseMatch® Online, which allows travel agents direct access to our computer reservation system for bookings with both brands. We launched a dedicated home-based portal on cruisingpower.com which offers home-based travel partners access to exclusive communication, education, sales and marketing tools and resources needed to grow their business with us. We have customer service representatives that are trained to assist travel agents in providing a higher level of service and Insight, the first Internet service tool of its kind in the industry, which assists agencies with productivity and enhances customer service. We currently operate reservation call centers to support our travel agent community in the United States and in the United Kingdom offering flexibility and extended hours of operations. Call centers in the United States are located in Miami and Miramar, Florida, Wichita, Kansas and Springfield, Oregon and the call center in the United Kingdom is located in Weybridge, England. We have certified vacation planners in our call centers in Miami and Miramar offering cruise planning expertise and personal attention for direct bookings. In addition, direct booking channels are available through our Internet sites at www.royalcaribbean.com and www.celebrity.com.

Passenger Services

We offer to handle virtually all travel aspects related to passenger reservations and transportation, including arranging passenger pre and post hotel stay arrangements and air transportation. Our air/sea program offers passengers the choice of our standard air or custom air programs. Our standard air program allows our passengers to benefit from comprehensive relationships that we maintain with many major airlines ranging from fare negotiation and space handling to baggage transfer. Our custom air program enables passengers to customize their flight arrangements, including selection of airline, specific flights and class of service.

The Royal Caribbean International passenger loyalty program, “Crown & Anchor Society” has over 3.6 million members worldwide and includes benefits such as a secured dedicated section in the www.royalcaribbean.com Internet site with special cruise offers and onboard amenities. Celebrity ConciergeClass offers an enhanced level of accommodations featuring new amenities and priority services. As a result of the favorable response to these accommodations, the number of Celebrity ConciergeClass staterooms more than doubled in 2005. The “Captain’s Club” loyalty program has been enhanced to reward the most loyal Celebrity Cruises passengers by offering special services and amenities.

Operations

Cruise Ships and Itineraries

Currently, we operate 28 ships, under two brands, with a selection of worldwide itineraries ranging from two to 18 nights that call on approximately 200 destinations. In addition, Freedom the Seas is expected to enter revenue service in June, 2006. The following table represents summary information concerning our ships and their areas of operation based on 2006 itineraries (subject to change):

Ship	Year Ship Entered Service	Approximate Berths	Primary Areas of Operation
Royal Caribbean International
Freedom of the Seas	2006	3,650	Western Caribbean
Jewel of the Seas	2004	2,100	Eastern/Western Caribbean, Canada/New England, Europe
Mariner of the Seas	2003	3,100	Eastern/Western Caribbean
Serenade of the Seas	2003	2,100	Alaska, Southern Caribbean, Panama Canal, Hawaii
Navigator of the Seas	2002	3,100	Eastern/Western Caribbean
Brilliance of the Seas	2002	2,100	Caribbean, Europe, Panama Canal
Adventure of the Seas	2001	3,100	Southern Caribbean
Radiance of the Seas	2001	2,100	Eastern/Western Caribbean, Alaska, Hawaii, Panama Canal
Explorer of the Seas	2000	3,100	Eastern/Western Caribbean, Bermuda
Voyager of the Seas	1999	3,100	Eastern/Western Caribbean, Europe
Vision of the Seas	1998	2,000	Alaska, Mexican Riviera,
Enchantment of the Seas[1]	1997	2,250	Western Caribbean
Rhapsody of the Seas	1997	2,000	Western Caribbean
Grandeur of the Seas	1996	1,950	Caribbean, Bermuda
Splendour of the Seas	1996	1,800	Western Caribbean, Europe
Legend of the Seas	1995	1,800	Europe, Western Caribbean
Majesty of the Seas	1992	2,350	Bahamas
Monarch of the Seas	1991	2,400	Baja Mexico
Empress of the Seas	1990	1,600	Southern Caribbean, Bermuda
Sovereign of the Seas	1988	2,300	Bahamas

Celebrity Cruises Constellation	2002	2,050	Caribbean, Europe, Canada/New England
Summit	2001	2,050	Alaska, Panama Canal, Hawaii
Infinity	2001	2,050	Alaska, Panama Canal, South America, Eastern Caribbean, Hawaii
Millennium	2000	2,050	Eastern Caribbean, Europe, South America
Mercury	1997	1,850	Alaska, Pacific/Northwest, Mexican Riviera, Panama Canal
Galaxy	1996	1,850	Panama Canal, Southern Caribbean, Europe
Century	1995	1,750	Eastern/Western Caribbean, Europe
Zenith	1992	1,350	Caribbean, Bermuda
Celebrity Xpedition[2]	2004	100	Galapagos Islands

1 Enchantment of the Seas was lengthened in 2005, resulting in approximately 300 additional berths.

2 Celebrity Xpedition was built in 2001.

In October 2005, Celebrity Cruises’ Horizon was chartered under a six-year agreement to Island Cruises, our joint venture with First Choice.

We have three Freedom-class ships and one ship of a new class on order for the Royal Caribbean International brand. These ships are being built in Finland by Aker Finnyards. We have two Solstice-class ships on order for the Celebrity Cruises brand. These ships are being built in Germany by Meyer Werft. The planned berths and expected delivery dates of the six ships on order are as follows:

Ship	Expected Delivery Date	Approximate Berths
Royal Caribbean International:
Freedom-class:
Freedom of the Seas	2nd Quarter 2006	3,650
Unnamed	2nd Quarter 2007	3,650
Unnamed	2nd Quarter 2008	3,650
New Class (unnamed)
Unnamed	3rd Quarter 2009	5,400
Celebrity Cruises:
Solstice-class:
Celebrity Solstice	4th Quarter 2008	2,850
Celebrity Equinox	3rd Quarter 2009	2,850

We have an option to purchase an additional ship for Royal Caribbean International, exercisable through mid-March 2007, for an additional capacity of approximately 5,400 berths. If ordered, the optional ship will be delivered in the third quarter of 2010.

Seasonality

Our revenues are seasonal based on the demand for cruises. Demand is strongest for cruises during the summer months and holidays.

Passengers and Capacity

Selected statistical information is shown in the following table (see Terminology and Non-GAAP Financial Measures under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, for definitions):

	Year Ended December 31,

	2005	2004	2003	2002	2001

Passengers Carried	3,476,287	3,405,227	2,990,607	2,768,475	2,438,849
Passenger Cruise Days	23,178,560	22,661,965	20,064,702	18,112,782	15,341,570
Available Passenger Cruise Days (APCD)	21,733,724	21,439,288	19,439,238	17,334,204	15,067,605
Occupancy	106.6%	105.7%	103.2%	104.5%	101.8%

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

Onboard Activities and Other Revenues

Both of our brands offer modern fleets with a wide array of onboard activities, services and amenities, including swimming pools, sun decks, spa facilities (which include massage and exercise facilities), beauty salons, gaming facilities, lounges, bars, Las Vegas-style entertainment, retail shopping, libraries, cinemas, conference centers, internet cafes and shore excursions at each port of call. While many onboard activities are included in the base price of a cruise, we realize additional revenues from, among other things, gaming, the sale of alcoholic and other beverages, gift shop items, shore excursions, photography, spa services and art auctions. Both Royal Caribbean International and Celebrity Cruises offer a catalogue gift service which is now offered via the internet to provide travel agents and others the opportunity to purchase “bon voyage” gifts. In 2006, both brands will introduce enhanced functionality on our Internet sites for selecting shore excursions and amenities prior to embarkation. In addition, Celebrity Cruises offers Cirque du Soleil performances on Summit and Constellation. Celebrity will continue to offer the “Savor the Caribbean” culinary themed cruises, marking the third year of this successful program. Royal Caribbean International ships offer rock climbing walls and the Voyager-class ships offer additional activities including ice skating rinks and in-line skating. In 2005, Royal Caribbean International introduced bungee jumping trampolines on the renovated Enchantment of the Seas. In 2006, Freedom of the Seas will offer several new experiences to cruising including a surf machine, an interactive water park called the H2O Zone™ and a dedicated sports pool.

In conjunction with our cruise vacations, we offer pre and post cruise tours, which generally include vacations at nearby attractions or other destinations. We also offer fully escorted, premium land tour packages in Alaska, the Canadian Rockies and Europe through Royal Celebrity Tours. Tour itineraries include travel by deluxe motorcoach and/or Wilderness Express traincars. In addition, we sell cruise vacation protection coverage which provides passengers with coverage for trip cancellation, medical protection and baggage protection.

Segment Reporting

We operate two cruise brands, Royal Caribbean International and Celebrity Cruises. The brands have been aggregated as a single operating segment based on the similarity of their economic characteristics, as well as products and services provided. (For financial information see Item 8. Financial Statements and Supplementary Data.)

Employees

As of December 31, 2005, we employed approximately 3,800 full-time and 600 part-time employees worldwide in our shoreside operations. We also employed approximately 35,000 shipboard employees. As of December 31, 2005, approximately 78.0% of our shipboard employees were covered by collective bargaining agreements. We believe that our relationship with our employees is good.

Suppliers

Our largest purchases are for travel agency services, fuel, port facility utilization, food, airline transportation, advertising, hotel supplies and products related to passenger accommodations. Most of the supplies we require are available from numerous sources at competitive prices. None of our suppliers provided goods or services in excess of 10% of our total revenues in 2005.

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

The Athens Convention relating to the Carriage of Passengers and their Luggage by Sea (1974) and the 1976 Protocol to the Athens Convention are generally applicable to passenger ships. The United States has not ratified the Athens Convention; however, with limited exceptions, the 1976 Athens Convention Protocol may be contractually enforced with respect to those of our cruises that do not call at a United States port. The International Maritime Organization Diplomatic Conference agreed upon a new Protocol to the Athens Convention on November 1, 2002. The 2002 Protocol, which is not yet in force, substantially increases the level of compulsory insurance which must be maintained by passenger ship operators. No assurance can be given as to if or when the 2002 Protocol will come into force. If in force, no assurance can be given that affordable and secure insurance markets will be available to provide the level of coverage required under the 2002 Protocol.

Trademarks

We own a number of registered trademarks related to the Royal Caribbean International and Celebrity Cruises brands, including the name “Royal Caribbean” and its crown and anchor logo, the name “Celebrity Cruises” and its “X” logo, and the names of our cruise ships. We believe such trademarks are widely recognized throughout the world and have considerable value.

Regulation

Our ships are regulated by various international, national, state and local laws, regulations and treaties in force in the jurisdictions in which they operate. In addition, all of our ships are registered in the Bahamas with the exception of the Celebrity Xpedition, which is registered in Ecuador. Each ship is subject to regulations issued by its country of registry, including regulations issued pursuant to international treaties governing the safety of the ship and its passengers. Each country of registry conducts periodic inspections to verify compliance with these regulations. Ships operating out of United States ports are subject to inspection by the United States Coast Guard for compliance with international treaties and by the United States Public Health Service for sanitary conditions. Our ships are also subject to similar inspections pursuant to the laws and regulations of various other countries our ships visit.

Our ships are required to comply with international safety standards defined in the Safety of Life at Sea Convention. The Safety of Life at Sea Convention standards are revised from time to time and the most recent modifications are being phased in through 2010. We do not anticipate that we will be required to make any material expenditures in order to comply with these rules.

We are required to obtain certificates from the United States Federal Maritime Commission relating to our ability to meet liability in cases of non-performance of obligations to passengers, as well as casualty and personal injury. Pursuant to the United States Federal Maritime Commission regulations, we arrange through our insurers for the provision of guarantees aggregating $45 million for our ship-operating companies as a condition to obtaining the required certificates. The United States Federal Maritime Commission has proposed various revisions to the financial responsibility regulations which could require us to significantly increase the amount of our bonds and accordingly increase our costs of compliance.

We are also required by the United Kingdom and other jurisdictions to establish our financial responsibility for any liability resulting from the non-performance of our obligations to passengers from these jurisdictions. In the United Kingdom, we are currently required by the United Kingdom Passenger Shipping Association and United Kingdom Civil Aviation Authority to provide performance bonds totaling approximately £37.0 million.

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

Taxation of the Company

The following discussion of the application of the United States federal income tax laws to us and to our subsidiaries is based on the current provisions of the United States Internal Revenue Code of 1986, as amended; Treasury Department regulations; administrative rulings; and court decisions. All of the foregoing is subject to change, and any such change could affect the accuracy of this discussion.

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

A foreign corporation will qualify for the benefits of Section 883 if, in relevant part, (1) the foreign country in which the foreign corporation is organized grants an equivalent exemption to corporations organized in the United States and (2)(A) more than 50% of the value of the corporation’s capital stock is owned, directly or indirectly, by individuals who are residents of a foreign country that grants such an equivalent exemption to corporations organized in the United States or (B) the stock of the corporation (or the direct or indirect corporate parent thereof) is “primarily and regularly traded on an established securities market” in the United States or another qualifying country such as Norway. In the opinion of our

United States tax counsel, Drinker Biddle & Reath LLP, based on the representations and assumptions set forth in that opinion, we, Celebrity Cruises Inc. and our ship-owning subsidiaries qualify for the benefits of Section 883 because we and each of those subsidiaries are incorporated in Liberia, which is a qualifying country, and our common stock is primarily and regularly traded on an established securities market in the United States or Norway.

We believe that most of our income and the income of our ship-owning subsidiaries is derived from or incidental to the international operation of a ship or ships and, therefore, is exempt from taxation under Section 883. In 2005, final regulations became effective under Section 883, which, among other things, narrow somewhat the scope of activities that are considered by the Internal Revenue Service to be incidental to the international operation of ships. The activities listed in the regulations as not being incidental to the international operation of ships include income from the sale of air and land transportation, shore excursions and pre and post cruise tours. To the extent the income from these activities is earned from sources within the United States, that income will be subject to United States taxation; but the determination of the precise amount of such United States source income involves some uncertainties. The tax impact of these new regulations reduced our net income for the year ended December 31, 2005 by approximately $14 million, and we anticipate tax impacts in subsequent years on an ongoing basis.

Under certain circumstances, changes in the identity, residence or holdings of our direct or indirect shareholders could cause our common stock not to be “regularly traded on an established securities market” within the meaning of the regulations under Section 883. To substantially reduce any such risk, in May 2000, our Articles of Incorporation were amended to prohibit any person, other than our two existing largest shareholders, from owning, as determined for purposes of Section 883(c)(3) of the Internal Revenue Code and the regulations promulgated thereunder, shares that give such person in the aggregate more than 4.9% of the relevant class or classes of our shares. Under Liberian law, this amendment may not be enforceable with respect to shares of common stock that were voted against the amendment or that were recorded as abstaining from the vote.

Also, it should be noted that Section 883 has been the subject of legislative modifications in past years that have had the effect of limiting its availability to certain taxpayers, and there can be no assurance that future legislation will not preclude us from obtaining the benefits of Section 883. At this time, however, there is no known limiting legislation pending before the United States Congress.

Taxation in the Absence of an Exemption under Section 883 of the Internal Revenue Code

If we, Celebrity Cruises Inc. or our ship-owning subsidiaries were to fail to meet the requirements of Section 883 of the Internal Revenue Code, or if the provision was repealed, then, as explained below, such companies would be subject to United States income taxation on a portion of their income derived from or incidental to the international operation of our ships.

Because we and Celebrity Cruises Inc. conduct a trade or business in the United States, we and Celebrity Cruises Inc. would be taxable at regular corporate rates on our separate company taxable income (i.e., without regard to the income of our ship-owning subsidiaries), from United States sources, which includes 100% of income, if any, from transportation that begins and ends in the United States (not including possessions of the United States), 50% of income from transportation that either begins or ends in the United States, and no income from transportation that neither begins nor ends in the United States. The legislative history of the transportation income source rules suggests that a cruise that begins and ends in a United States port, but that calls on more than one foreign port, will derive United States source income only from the first and last legs of such cruise. This conclusion is not free from doubt, however, because there are no regulations or other Internal Revenue Service interpretations of the above rules. In addition, if any of our earnings and profits effectively connected with our United States trade or business were withdrawn, or were deemed to have been withdrawn, from our United States trade or business, those withdrawn amounts would be subject to a “branch profits” tax at the rate of 30%. The amount of such earnings and profits would be equal to the aforesaid United States source income, with certain generally minor adjustments, less income taxes. We and Celebrity Cruises Inc. would also be potentially subject to tax on portions of certain interest paid by us at rates of up to 30%.

If Section 883 was not available to our ship-owning subsidiaries, each such subsidiary would be subject to a special 4% tax on its United States source gross transportation income, if any, each year because it does not have a fixed place of business in the United States and its income is derived from the leasing of a ship. Such United States source gross transportation income may be determined under any reasonable method, including ratios of days traveling directly to or from United States ports to total days traveling, or of the lessee’s United States source gross income from the ship (as determined under the source rules discussed in the preceding paragraph, and subject to the assumptions and qualifications set forth therein) to the lessee’s total gross income from the ship.

Website Access to Reports

We make available, free of charge, access to our Annual Reports, all quarterly and current reports and all amendments to those reports, as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission through our website at www.rclinvestor.com. The information contained on our website is not a part of any of these reports and is not incorporated by reference herein.

Executive Officers of the Company

Pursuant to Instruction 3 to Item 401(b) of Regulation S-K, the information regarding our executive officers is hereby included in Part I of this Annual Report on Form 10-K.

Our executive officers are:

Name	Age	Position
Richard D. Fain	58	Chairman, Chief Executive Officer and Director
Adam M. Goldstein	46	President, Royal Caribbean International
Daniel J.Hanrahan	48	President, Celebrity Cruises
Luis E. Leon	53	Executive Vice President and Chief Financial Officer
Brian J. Rice	47	Executive Vice President, Revenue Performance

Richard D. Fain has served as a director since 1981 and as our Chairman and Chief Executive Officer since 1988. Mr. Fain is Chairman of the International Council of Cruise Lines, an industry trade organization. Mr. Fain has been involved in the shipping industry for over 25 years.

Adam M. Goldstein has served as President of Royal Caribbean International since February 2005. As President, Mr. Goldstein oversees fleet operations, sales, marketing and brand development for the Royal Caribbean International brand. Mr. Goldstein is also responsible for government and community relations, supply chain management and our tour company, Royal Celebrity Tours. Mr. Goldstein has been employed with Royal Caribbean since 1988 in a variety of positions, including Executive Vice President, Brand Operations, Senior Vice President, Total Guest Satisfaction and Senior Vice President, Marketing. Mr. Goldstein served as National Chair of the Travel Industry Association of America in 2001.

Daniel J. Hanrahan has served as President of Celebrity Cruises since February 2005 and, in such capacity, is responsible for the brand’s fleet operations, sales and marketing and brand development as well as corporate communications and sales and marketing for the Latin America, Caribbean, Asia and Pacific regions. From 1999 through February 2005, Mr. Hanrahan served as Senior Vice President, Sales and Marketing, for the Royal Caribbean International brand where he oversaw the brand’s marketing and sales operations. Mr. Hanrahan is currently Vice Chairman of the Cruise Line Industry Association and a member of its executive committee. Mr. Hanrahan has been employed by the company since 1999.

Luis E. Leon has served as Executive Vice President and Chief Financial Officer since August 2003. From 2001 through August 2003, Mr. Leon was the Chief Financial Officer for Graphic Packaging International Corporation, a New York Stock Exchange-listed manufacturer of folding cartons for the food, beverage and consumer products industry. In such capacity, Mr. Leon was responsible for all financial and information technology functions of the company. From 1994 through 2001, Mr. Leon held various financial and management positions with GS Industries, Inc., a leading maker of wire rod and grinding media for the mining industry, including serving as Executive Vice President and Chief Financial Officer and as a member of the board of directors and member of its executive committee. From 1999 to 2001, Mr. Leon also served as the Chief Operating Officer for GS Industries, Inc.’s Mining Products division. Mr. Leon serves as a member of the foundation board for Miami-Dade College and as a trustee for the National ALS Association.

Brian J. Rice has served as Executive Vice President, Revenue Performance, since April 2005. In such capacity, Mr. Rice is responsible for revenue management, air/sea, groups, international operations, decision support, reservations and customer service for both Royal Caribbean International and Celebrity Cruises. Mr. Rice served as Senior Vice President, Revenue Performance, from 1999 to 2005 and has been employed with the company for over 15 years.

Item 1A. Risk Factors

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

fears of terrorist attacks, war and other hostilities and the spread of contagious diseases could have a negative impact on our profitability.

Events such as terrorist attacks, war and other hostilities, the spread of contagious diseases and the resulting political instability, travel restrictions and concerns over safety, health and security aspects of traveling have had, and could have in the future, a significant adverse impact on demand and pricing in the travel and vacation industry. These events could also impact our ability to source qualified crew from throughout the world at competitive costs and, therefore, increase our shipboard employee costs.

Incidents or adverse publicity concerning the cruise vacation industry or unusual weather conditions could affect our reputation and harm our future sales and profitability.

The operation of cruise ships involves the risk of accidents, illnesses and other incidents which may bring into question passenger safety, health, security and vacation satisfaction and thereby adversely affect future industry performance. Incidents involving cruise ships, adverse media publicity concerning the cruise vacation industry or unusual weather patterns or natural disasters, such as hurricanes and earthquakes, could impact demand and consequently have an adverse impact on our profitability.

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

In 2005, the United States issued a proposed Western Hemisphere Travel Initiative which would require United States citizens to have a passport or other accepted identity document to travel to or from certain countries or areas that were previously exempt, such as Canada, Mexico, Central and South America and the Caribbean. The proposal is currently expected to be implemented as of December 31, 2006 for all United States citizens traveling to or from these destinations by air and sea and as of December 31, 2007 for all travel by land border crossings. Many of our United States cruise passengers visiting these destinations currently do not have passports, and it is therefore likely that these regulations will have a negative impact on our bookings when they are implemented.

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

We have ship construction contracts which are denominated in euros. While we have entered into euro denominated forward contracts to manage a portion of the currency risk associated with these ship construction contracts, we are exposed to fluctuations in the euro exchange rate for the portion of the ship construction contracts that has not been hedged. If the shipyard is unable to perform under the related ship construction contract, any foreign currency hedges that were entered into to manage the currency risk would need to be terminated. Termination of these contracts could result in a significant loss.

Ship construction delays or mechanical faults may result in cancellation of cruises and unscheduled drydocks and repairs.

We depend on shipyards to construct and deliver our cruise ships on a timely basis and in good working order. The sophisticated nature of building a ship involves risks. Delays or mechanical faults in ship construction have in the past and may in the future result in delays or cancellation of cruises or necessitate unscheduled drydocks and repairs of ships. Shipyard insolvency and other industrial actions could also delay or indefinitely postpone the timely delivery of new ships. We have experienced mechanical problems with the pod propulsion units on certain ships and there can be no assurance that we will not experience such problems in the future. These events together with any related adverse publicity could, to the extent they are not covered by contractual provisions or insurances, adversely affect our financial results.

Our operating costs and taxes could increase due to market forces and economic or political factors beyond our control.

Our operating costs, including fuel, food, payroll, insurance and security costs, are subject to increases due to market forces and economic or political instability or other factors beyond our control. Increases in these operating costs could adversely affect our profitability. In addition, United States state and local authorities as well as foreign authorities periodically consider increases in taxes. For instance, initiatives are currently pending in Alaska, which, if adopted, would impose taxes and other costs on us and our cruise passengers. The implementation of these and other taxes could also cause an increase in our costs.

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

We and a number of our subsidiaries are foreign corporations that derive income from a United States trade or business and/or from sources within the United States. Drinker Biddle & Reath LLP, our United States tax counsel, has delivered to us an opinion, based on certain representations and assumptions set forth in it, to the effect that this income, to the extent derived from or incidental to the international operation of a ship or ships, is exempt from United States income tax pursuant to Section 883 of the Internal Revenue Code. We believe that most of our income (including that of our subsidiaries) is derived from or incidental to the international operation of a ship or ships.

In 2005, final regulations under Section 883 became effective, which narrowed somewhat the scope of activities that are considered by the Internal Revenue Service to be incidental to the international operation of ships. To the extent the income from non-incidental activities is earned from sources within the United States, that income will be subject to United States taxation; but the determination of the precise amount of such Untied States source income involves some uncertainties. The tax impact of these new regulations reduced our net income for the year ended December 31, 2005 by approximately $14 million and we anticipate tax impacts in subsequent years on an ongoing basis.

It should also be noted that the provisions of Section 883 are subject to change at any time by legislation. Moreover, changes could occur in the future with respect to the identity, residence or holdings of our direct or indirect shareholders that could affect our eligibility for the Section 883 exemption. Accordingly, there can be no assurance that we will continue to be exempt from United States income tax on United States source shipping income in the future. If we were not entitled to the benefit of Section 883, we and our subsidiaries would be subject to United States taxation on a portion of the income derived from or incidental to the international operation of our ships, which would reduce our net income.See Taxation of the Company above for a discussion of such taxation in the absence of an exemption under Section 883.

We are controlled by principal shareholders that have the power to determine our policies, management and actions requiring shareholder approval.

As of February 10, 2006, A. Wilhelmsen AS., a Norwegian corporation indirectly owned by members of the Wilhelmsen family of Norway, owned approximately 20.4% of our common stock and Cruise Associates, a Bahamian general partnership indirectly owned by various trusts primarily for the benefit of certain members of the Pritzker family and various trusts primarily for the benefit of certain members of the Ofer family, owned approximately 15.8% of our common stock. A. Wilhelmsen AS. and Cruise Associates have the power to determine, among other things:

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

A. Wilhelmsen AS. and Cruise Associates are parties to a shareholders’ agreement. The agreement provides that our board of directors will consist of the following persons:

• four nominees of A. Wilhelmsen AS.,

• four nominees of Cruise Associates and

• our Chief Executive Officer.

During the term of the shareholders’ agreement, certain corporate actions require the approval of at least one director nominated by A. Wilhelmsen AS. and one director nominated by Cruise Associates. Our principal shareholders are not prohibited from engaging in a business that may compete with our business, subject to certain exceptions. If any person other than A. Wilhelmsen AS. and Cruise Associates, our two principal shareholders, acquires ownership of more than 30% of our common stock and our two principal shareholders, in the aggregate, own less of our common stock than such person and do not collectively have the right to elect, or to designate for election, at least a majority of the board of directors, we may be obligated to prepay indebtedness outstanding under the majority of our credit facilities, which we may be unable to replace on similar terms. If this were to occur, it could have an adverse impact on our liquidity and operations.

The holders of our common stock may experience a decrease in the value of their equity interest as a result of the sale of currently restricted shares of our common stock into the public market.

A substantial number of shares of our common stock were either issued by us in private transactions not involving a public offering or are held by our affiliates and, therefore the sale of these securities is subject to restrictions under the Securities Act of 1933 (“Securities Act”). These shares include the 20.4% shares of our common stock held by A. Wilhelmsen AS. and the 15.8% held by Cruise Associates. No predictions can be made as to the effect, if any, that market sales of such shares, or the availability of such shares for future market sales, will have on the market price of our common stock prevailing from time to time. Sales of substantial amounts of our common stock, or the perceptions that such sales could occur, could materially adversely affect the prevailing market price for our common stock and could impair our ability to raise capital through an offering of equity securities. Each of A. Wilhelmsen AS. and Cruise Associates has the right, pursuant to a registration rights agreement, to require us, subject to certain qualifications, to effect the registration under the Securities Act of all or part of their shares of common stock which would allow these shares to be sold into the public market.

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

Item 1B. Unresolved Staff Comments

None.

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

We lease an office building in Wichita, Kansas totaling approximately 95,000 square feet, which is used as a call center for reservations and customer service; an office building in Springfield, Oregon totaling approximately 163,000 square feet which is used as a reservation center; and an office building in Miramar, Florida totaling approximately 128,000 square feet, which is used primarily as additional office space. We also maintain offices in Weybridge, England which are used primarily to administer our operations in Europe.

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

In January 2006, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York alleging that we infringed rights in copyrighted works and other intellectual property by presenting performances on our cruise ships without securing the necessary licenses. The suit seeks payment of damages, disgorgement of profits and a permanent injunction against future infringement. We are not able at this time to estimate the impact of this preceding on us.

We are routinely involved in other claims typical within the cruise vacation industry. The majority of these claims is covered by insurance. We believe the outcome of such claims, net of expected insurance recoveries, will not have a material adverse effect upon our financial condition, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the New York Stock Exchange (“NYSE”) and the Oslo Stock Exchange (“OSE”) under the symbol “RCL”. The table below sets forth the intra-day high and low prices of our common stock as reported by the NYSE and the OSE for the two most recent years by quarter:

	NYSE Common Stock		OSE Common Stock(1)
	High	Low	High	Low

2005 Fourth Quarter	$47.35	$38.59	319.94	251.52
Third Quarter	49.47	41.56	327.03	258.96
Second Quarter	49.00	40.72	320.70	257.03
First Quarter	55.23	43.05	345.47	271.14
2004 Fourth Quarter	55.47	43.60	337.47	291.86
Third Quarter	44.95	39.10	311.76	263.63
Second Quarter	45.99	37.80	320.78	254.82
First Quarter	46.92	34.82	329.21	231.79

__________

(1)	Denominated in Norwegian kroner.

Holders

As of February 10, 2006 there were 1,034 record holders of our common stock. Since certain of our shares are held indirectly, the foregoing number is not representative of the number of beneficial owners.

Dividends

Cash dividends of $0.13 per share were declared in each of the first and second quarters of 2005 and $0.15 per share in each of the third and fourth quarters of 2005. We declared cash dividends on common shares of $0.13 per share in each of the quarters of 2004.

Holders of our common stock have an equal right to share in our profits in the form of dividends when declared by our board of directors out of funds legally available for the distribution of dividends. Holders of our common stock have no rights to any sinking fund.

There are no exchange control restrictions on remittances of dividends on our common stock. Since (1) we are and intend to maintain our status as a nonresident Liberian entity under the Revenue Code of Liberia (2000) and the regulations thereunder, and (2) our ship-owning subsidiaries are not now engaged, and are not in the future expected to engage, in any business in Liberia, including voyages exclusively within the territorial waters of the Republic of Liberia, we have been advised by Watson, Farley & Williams (New York) LLP, our special Liberian counsel, that under current Liberian law, no Liberian taxes or withholding will be imposed on payments to holders of our securities other than to a holder that is a resident Liberian entity or a resident individual or an individual or entity subject to taxation in Liberia as a result of having a permanent establishment (within the meaning of the Revenue Code of Liberia (2000)) in Liberia.

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

Issuer Purchases of Equity Securities

The following table provides information about repurchases of common stock during the year ended December 31, 2005:

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or	Maximum Number of Shares that May Yet Be Purchased Under the Plans or
Period	Purchased	Per Share	Programs (a)	Programs

September 1 to September 30	5,506,492	$ 45.40	5,506,492	510,912
October 1 to October 31	-	-	-	-
November 1 to November 30	-	-	-	-
December 1 to December 31	-	-	-	-

Total	5,506,492	$ 45.40	5,506,492	510,912

(a) Shares purchased in accordance with our ASR transaction (see Note 6. Shareholders' Equity to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data).

Item 6. Selected Financial Data

The selected consolidated financial data presented below for the years 2001 through 2005 and as of the end of each such year, are derived from our audited financial statements and should be read in conjunction with those financial statements and the related notes.

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(in thousands, except per share data)
Operating Data:
Total revenues	$4,903,174	$4,555,375	$3,784,249	$3,434,347	$3,145,250
Operating income	871,565	753,589	526,185	550,975	455,605
Income before cumulative effect of a change in accounting principle	663,465	474,691	280,664	351,284	254,457
Cumulative effect of a change in accounting principle[1]	52,491	-	-	-	-
Net income	715,956	474,691	280,664	351,284	254,457
Per Share Data — Basic:
Income before cumulative effect of a change in accounting principle	$3.22	$2.39	$1.45	$1.82	$1.32
Cumulative effect of a change in accounting principle[1]	$0.25	$ -	$ -	$ -	$ -
Net income	$3.47	$2.39	$1.45	$1.82	$1.32
Weighted-average shares	206,217	198,946	194,074	192,485	192,231
Per Share Data — Diluted:
Income before cumulative effect of a change in accounting principle	$3.03	$2.26	$1.42	$1.76	$1.31
Cumulative effect of a change in accounting principle[1]	$0.22	$ -	$ -	$ -	$ -
Net income	$3.26	$2.26	$1.42	$1.76	$1.31
Weighted-average shares and potentially dilutive shares	234,714	234,580	211,175	209,565	202,004
Dividends declared per common share	$0.56	$0.52	$0.52	$0.52	$0.52
Balance Sheet Data:
Total assets	$11,255,771	$11,964,084	$11,322,742	$10,538,531	$10,368,782
Total debt, including capital leases	4,154,775	5,731,944	5,835,804	5,444,838	5,646,112
Common stock	2,165	2,012	1,961	1,930	1,923
Total shareholders’ equity	5,554,465	4,804,520	4,262,897	4,034,694	3,756,584

1In the third quarter of 2005, we changed our method of accounting for drydocking costs from the accrual in advance to the deferral method (see Note 2. Summary of Significant Accounting Policies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data.)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements under this caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this document constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Words such as “expect,” “anticipate,” “goal,” “project,” “plan,” “believe,” “seek” and similar expressions are intended to identify these forward-looking statements. Forward-looking statements do not guarantee future performance and may involve risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to those discussed under Item 1A. Risk Factors as well as the following:

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

• the impact of pending or threatened litigation,

• the delivery of scheduled new ships,

• emergency ship repairs,

• negative incidents involving cruise ships including those involving the health and safety of passengers,

• reduced consumer demand for cruises as a result of any number of reasons, including geo-political and economic uncertainties and the unavailability of air service,

• fears of terrorists attacks, armed conflict and the spread of contagious diseases and the resulting concerns over safety and security aspects of traveling,

• our ability to obtain financing on terms that are favorable or consistent with our expectations,

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

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. (See Note 1. General and Note 2. Summary of Significant Accounting Policies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data.) Certain of our accounting policies are deemed “critical,” as they require management’s highest degree of judgment, estimates and assumptions. We have discussed these accounting policies and estimates with the audit committee of our board of directors. We believe our most critical accounting policies are as follows:

Ship Accounting

Our ships represent our most significant assets and are stated at cost less accumulated depreciation or amortization. Depreciation of ships, which includes amortization of ships under capital leases, is computed net of a 15% projected residual value using the straight-line method over estimated service lives of primarily 30 years. Improvement costs that we believe add value to our ships are capitalized as additions to the ship and depreciated over the improvements’ estimated useful lives. The estimated cost and accumulated depreciation of refurbished or replaced ship components are written-off and any resulting gain or loss is recognized in cruise operating expenses. Repairs and maintenance activities are charged to expense as incurred. In the third quarter of 2005, we changed our method of accounting for drydocking costs from the accrual in advance to the deferral method. Under the accrual in advance method, estimated drydocking costs are accrued evenly over the period to the next scheduled drydock. Under the deferral method, drydocking costs incurred are deferred and charged to expense on a straight-line basis over the period to the next scheduled drydock. (See Note 2. Summary of Significant Accounting Policies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data).

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

We believe we have made reasonable estimates for ship accounting purposes. However, should certain factors or circumstances cause us to revise our estimates of ship service lives or projected residual values, depreciation expense could be materially higher or lower. If circumstances cause us to change our assumptions in making determinations as to whether ship improvements should be capitalized, the amounts we expense each year as repairs and maintenance costs could increase, partially offset by a decrease in depreciation expense. If we had reduced our estimated average 30-year ship service life by one year, depreciation expense for 2005 would have increased by approximately $17 million. If our ships were estimated to have no residual value, depreciation expense for 2005 would have increased by approximately $77 million.

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

Fuel expenses include fuel costs, net of the financial impact of fuel swap agreements, and fuel delivery costs.

Other operating expenses consist of operating costs such as repairs and maintenance, port costs that do not vary with passenger head counts, insurance, entertainment and all other operating costs.

We do not allocate payroll and related costs, food costs, fuel costs or other operating costs to the expense categories attributable to passenger ticket revenues or onboard and other revenues since they are incurred to provide the total cruise vacation experience.

Summary of Historical Results of Operations

We have operated under an exceptionally strong demand environment over the past two years, comparable to pre-9/11 levels. In addition, the rate of capacity growth within the industry decreased significantly to approximately 4.5% in 2005 from approximately 13.2% in 2004. These trends contributed to a favorable pricing environment for our products and allowed us to achieve significant Net Yield increases in 2005. In contrast, increasing fuel costs represented a significant challenge for us during 2005. Record crude oil prices, combined with refining capacity shortfalls, helped to increase “at the pump” prices to record levels. Although price and consumption related initiatives partially mitigated these increases, fuel costs on an APCD basis increased 44% during 2005 as compared to 2004. Despite the significant increases in fuel costs, we achieved the best financial performance in our history.

Highlights for 2005 included:

•

Income before cumulative effect of a change in accounting principle was $663.5 million or $3.03 per share on a diluted basis in 2005 compared to $474.7 million or $2.26 per share in 2004 and $280.7 million or $1.42 per share in 2003. Included in our results for 2005 is a net gain of $44.2 million, primarily due to foreign exchange, on the redemption of our investment in First Choice Holiday PLC (“First Choice”).

•

Total revenues for 2005 increased 7.6% to $4.9 billion from total revenues of $4.6 billion in 2004 primarily as a result of increases in ticket prices. In addition, Net Yields increased 7.4% compared to 2004.

•	Net Cruise Costs per APCD increased 6.3% compared to 2004 primarily as a result of increases in the cost of fuel during the year.

•

In the third quarter of 2005, we changed our method of accounting for drydocking costs from the accrual in advance method to the deferral method, resulting in a one-time gain of $52.5 million (see Note 2. Summary of Significant Accounting Policies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data). Other than this one-time gain, the change did not have a material impact on our consolidated statement of operations.

•	We strengthened our balance sheet in 2005 by reducing our net debt-to-capital ratio to 42.0% in 2005 from 51.5% in 2004.

•	During 2005 and through February 2006, we placed four additional ship orders, bringing our total number of ships on order to six for an additional capacity of approximately 22,050 berths.

Total revenues for 2004 increased 20.4% to $4.6 billion from total revenues of $3.8 billion in 2003. The increase in total revenues was a result of a 10.3% increase in capacity along with increases in cruise ticket prices, occupancy levels and onboard revenues as consumer sentiment towards leisure travel improved in 2004. During 2004, Net Yields increased 9.2% and Net Cruise Costs per APCD increased 5.6% compared to 2003. Gross Cruise Costs increased 17.7% in 2004 compared to 2003 primarily as a result of increases in capacity, commission expense associated with higher cruise ticket prices and higher fuel prices. In addition, in 2004 we incurred costs of approximately $11.3 million related to the impact of hurricanes.

Our revenues are seasonal based on demand for cruises. Demand is strongest for cruises during the summer months and holidays.

We reported historical total revenues, operating income, income before cumulative effect of a change in accounting principle, cumulative effect of a change in accounting principle, net income and earnings per share as shown in the following table (in thousands, except per share data):

	Year Ended December 31,

	2005	2004	2003

Total revenues	$4,903,174	$4,555,375	$3,784,249

Operating income	$871,565	$753,589	$526,185

Income before cumulative effect of a change in accounting principle	$663,465	$474,691	$280,664
Cumulative effect of a change in accounting principle [1]	52,491	-	-

Net income	$715,956	$474,691	$280,664

Basic earnings per share:
Income before cumulative effect of a change in accounting principle	$ 3.22	$ 2.39	$ 1.45
Cumulative effect of a change in accounting principle [1]	$ 0.25	$ -	$ -
Net Income	$ 3.47	$ 2.39	$ 1.45
Diluted earnings per share:
Income before cumulative effect of a change in accounting principle	$ 3.03	$ 2.26	$ 1.42
Cumulative effect of a change in accounting principle [1]	$ 0.22	$ -	$ -
Net Income	$ 3.26	$ 2.26	$ 1.42

1 In the third quarter of 2005, we changed our method of accounting for drydocking costs from the accrual in advance to the deferral method (see Note 2. Summary of Significant Accounting Policies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data.)

The following table presents historical operating data as a percentage of total revenues for the last three years:

	Year Ended December 31,

	2005	2004	2003

Passenger ticket revenues	73.6	73.7	73.3
Onboard and other revenues	26.4	26.3	26.7

Total revenues	100.0%	100.0%	100.0%

Cruise operating expenses
Commissions, transportation and other	17.5	18.1	18.1
Onboard and other	6.3	6.6	6.6
Payroll and related	10.4	10.7	11.3
Food	5.5	5.9	6.3
Fuel	7.5	5.5	5.2
Other operating	13.8	15.1	15.4

Total cruise operating expenses	61.0	61.9	62.9
Marketing, selling and administrative expenses	13.0	12.9	13.6
Depreciation and amortization expenses	8.2	8.7	9.6

Operating income	17.8	16.5	13.9
Other income (expense)	(4.3)	(6.1)	(6.5)

Income before cumulative effect of a change in accounting principle	13.5	-	-
Cumulative effect of a change in accounting principle	1.1	-	-

Net income	14.6%	10.4%	7.4%

Unaudited selected historical statistical information is shown in the following table:

	Year Ended December 31,

	2005	2004	2003

Passengers Carried	3,476,287	3,405,227	2,990,607
Passenger Cruise Days	23,178,560	22,661,965	20,064,702
APCD	21,733,724	21,439,288	19,439,238
Occupancy	106.6%	105.7%	103.2%

Gross Yields and Net Yields were calculated as follows (in thousands, except APCD and Yields):

	Year Ended December 31,

	2005	2004	2003

Passenger ticket revenues	$3,609,487	$3,359,201	$2,775,055
Onboard and other revenues	1,293,687	1,196,174	1,009,194

Total revenues	4,903,174	4,555,375	3,784,249

Less:
Commissions, transportation and other	858,606	822,206	684,344
Onboard and other	308,611	300,717	249,537

Net revenues	$3,735,957	$3,432,452	$2,850,368

APCD	21,733,724	21,439,288	19,439,238
Gross Yields	$225.60	$212.48	$194.67
Net Yields	$171.90	$160.10	$146.63

Gross Cruise Costs and Net Cruise Costs were calculated as follows (in thousands, except APCD and costs per APCD):

	Year Ended December 31,

	2005	2004	2003

Total cruise operating expenses	$2,994,232	$2,819,383	$2,381,035
Marketing, selling and administrative expenses	635,308	588,267	514,334

Gross Cruise Costs	3,629,540	3,407,650	2,895,369

Less:
Commissions, transportation and other	858,606	822,206	684,344
Onboard and other	308,611	300,717	249,537

Net Cruise Costs	$2,462,323	$2,284,727	$1,961,488

APCD	21,733,724	21,439,288	19,439,238
Gross Cruise Costs per APCD	$167.00	$158.94	$148.94
Net Cruise Costs per APCD	$113.30	$106.57	$100.90

Outlook

Full Year 2006

Bookings and pricing levels continue to be solid. As a result, we forecast Net Yields for the full year 2006 will increase in the range of 2% to 4% compared to 2005. As announced on February 2, 2006, “at-the-pump” fuel price was $425 per metric ton, which is 19% higher than the average price for 2005 of $358 per metric ton. If fuel prices for the rest of the year remain at that level, we estimate that our 2006 fuel costs (net of hedging and fuel savings initiatives) will increase approximately $90 million. Fuel prices have not changed significantly since our announcement on February 2, 2006.

Commencing with the first quarter of 2006, we will adopt the new stock-based compensation accounting standard and begin expensing stock options, which is expected to increase 2006 full year expenses by $12 million.

Based on the above, we estimate that Net Cruise Costs per APCD for 2006 will increase in the range of 3% to 5% as compared to the prior year. Higher fuel costs account for 3.0 to 4.0 percentage points of this increase. Additionally, 2006 will be another year of minimal capacity increases. Capacity will grow more substantially in 2007 and beyond, providing us with improved economies of scale to offset normal cost increases.

Depreciation and amortization is expected to be in the range of $425 to $445 million and net interest expense is expected to be in the range of $245 to $265 million.

In January 2006, we partially settled a pending lawsuit against Rolls Royce and Alstom Power Conversion, (“Alstom”) co-producers of the Mermaid pod-propulsion system on Millennium-class ships, for the recurring Mermaid pod failures. Under the terms of the partial settlement, we received $38.0 million from Alstom and released them from the suit, which remains pending against Rolls Royce. The $38.0 million settlement resulted in an estimated gain of $36.0 million, net of estimated reimbursements to insurance companies, which will be recorded in other income during the first quarter of 2006.

Based upon the expectations and assumptions contained in this outlook section (including the legal settlement with Alstom of $0.16 per share), we expect full year 2006 earnings per share to be in the range of $2.95 to $3.15.

First Quarter 2006

Expectations for the first quarter of 2006 are somewhat different than the full year due to seasonal revenue patterns and the timing of certain expenses. We expect Net Yields for the first quarter of 2006 will increase in the range of 1% to 2% compared to the first quarter of 2005.

We estimate that Net Cruise Costs per APCD for the first quarter of 2006 will increase in the range of 12% to 13% compared to the same quarter in 2005. This increase is primarily due to the following:

•

Higher fuel costs account for approximately 7.0 to 8.0 percentage points of the increase. As announced on February 2, 2006, “at-the-pump” fuel price was $425 per metric ton, which is 50% higher than the average price for the first quarter of 2005 of $284 per metric ton. If fuel prices for the rest of the quarter remain at that level, we estimate that our first quarter 2006 fuel costs (net of hedging and fuel savings initiatives) will increase approximately $45 million. Fuel prices have not changed significantly since our announcement on February 2, 2006.

•	Timing of refurbishment expenses due to a larger portion of annual drydocks scheduled in the first quarter.
•	Timing of marketing, selling and administrative expenses mainly due to rescheduling of marketing expenses.

Based upon the expectations and assumptions contained in this outlook section (including the legal settlement with Alstom of $0.16 per share), we expect first quarter 2006 earnings per share to be in the range of $0.45 to $0.50.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues

Net Revenues increased 8.8% in 2005 compared to 2004 due to a 7.4% increase in Net Yields and, to a lesser extent, a 1.4% increase in capacity. The increase in Net Yields was primarily due to higher cruise ticket prices and amounts spent per passenger onboard. Higher cruise ticket prices were primarily attributable to a strong demand environment and a decrease in capacity growth within the industry. The increase in capacity was primarily attributed to the addition of Jewel of the Seas in 2004, partially offset by Enchantment of the Seas, which was out of service for 53 days due to its lengthening. In addition, capacity in 2004 was negatively impacted by the cancellation of certain sailings primarily due to hurricanes and unscheduled drydocks. Occupancy in 2005 was 106.6% compared to 105.7% in 2004. Gross Yields increased 6.2% in 2005 compared to 2004 primarily due to the same reasons discussed above for Net Yields.

Onboard and other revenues included concession revenues of $223.0 million and $196.3 million in 2005 and 2004, respectively. The increase in concession revenues was primarily due to higher amounts spent per passenger onboard and the increase in capacity mentioned above.

Expenses

Net Cruise Costs increased 7.8% in 2005 compared to 2004 due to a 6.3% increase in Net Cruise Costs per APCD and the 1.4% increase in capacity mentioned above. Approximately 4.9 percentage points of the increase in Net Cruise Costs per APCD was attributed to increases in fuel costs. Total fuel costs (net of the financial impact of fuel swap agreements) increased 46.0% in 2005 as compared to an increase of 27.5% in 2004. As a percentage of total revenues, fuel costs were 7.5% and 5.5% in 2005 and 2004, respectively. The remaining 1.4 percentage points of the increase in Net Cruise Costs per APCD was primarily attributed to increases in payroll costs associated with benefits. In addition, Net Cruise Costs in 2004 included approximately $11.3 million in costs related to the impact of hurricanes. Gross Cruise Costs increased 6.5% in 2005 compared to 2004, which was a lower percentage increase than Net Cruise Costs primarily due to a lower proportion of passengers who purchased air transportation from us in 2005.

Depreciation and amortization expenses increased 2.0% in 2005 compared to 2004. The increase was primarily due to incremental depreciation associated with the addition of Jewel of the Seas in 2004 as well as depreciation associated with other capital expenditures, including the lengthening of Enchantment of the Seas in 2005.

Other Income (Expense)

In July 2005, First Choice redeemed in full its 6.75% convertible preferred shares. We received $348.1 million in cash, resulting in a net gain of $44.2 million, primarily due to foreign exchange.

Gross interest expense decreased to $287.4 million in 2005 from $317.2 million in 2004. The decrease was primarily attributable to lower average debt level, partially offset by higher interest rates. Interest capitalized increased to $17.7 million in 2005 from $7.2 million in 2004 due to a higher average level of investment in ships under construction.

Cumulative Effect of a Change in Accounting Principle

In the third quarter of 2005, we changed our method of accounting for drydocking costs from the accrual in advance to the deferral method (see Note 2. Summary of Significant Accounting Policies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data). The change resulted in a one-time gain of $52.5 million, or $0.22 per share on a diluted basis, to recognize the cumulative effect of the change on prior years, which we reflected as part of our results in 2005. Other than this one-time gain, the change did not have a material impact on our consolidated statement of operations.

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

Expenses

Net Cruise Costs increased 16.5% in 2004 compared to 2003. The increase was due to the 10.3% increase in capacity mentioned above and a 5.6% increase in Net Cruise Costs per APCD. The increase in Net Cruise Costs per APCD was primarily attributed to increases in fuel prices, marketing, selling and administrative expenses, crew salaries and medical expenses, port expenses and costs associated with hurricanes. The weighted-average fuel price (net of the financial impact of fuel swap agreements) for the year ended December 31, 2004 increased 14% per metric ton from the year ended December 31, 2003. As a percentage of total revenues, fuel costs were 5.5% and 5.2% for 2004 and 2003, respectively. The increase in marketing, selling and administrative expenses was primarily attributable to increases in general and administrative costs associated with the expansion of our reservations and sales force and additional information technology projects. In addition, advertising costs increased primarily due to an increase in television media spending and the launch of the Cirque du Soleil and Celebrity Xpeditions marketing campaigns for Celebrity Cruises. The increase in port expenses was primarily attributed to itinerary changes. In 2004, we incurred approximately $11.3 million in costs related to the impact of hurricanes. In contrast, other operating expenses in 2003 were reduced by approximately $5.8 million in connection with a litigation settlement. Gross Cruise Costs per APCD increased 6.7% in 2004 compared to 2003 primarily due to the same reasons discussed above for Net Cruise Costs per APCD.

Depreciation and amortization expenses increased 8.7% in 2004 compared to 2003. The increase was primarily due to incremental depreciation associated with the full year effect of the addition of Mariner of the Seas and Serenade of the Seas in 2003 and Jewel of the Seas in 2004.

Other Income (Expense)

Gross interest expense increased to $317.2 million in 2004 from $284.3 million in 2003. The increase was primarily attributable to a higher average debt level and higher interest rates. Interest capitalized during 2004 decreased to $7.2 million from $15.9 million in 2003 due to a lower average level of investment in ships under construction.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash flow generated from operations provides us with a significant source of liquidity. Net cash provided by operating activities was $1.1 billion in each of 2005 and 2004 and $0.9 billion in 2003. Net cash provided by operating activities was positively impacted in 2005 by an increase in income before the cumulative effect of a change in accounting principle compared to 2004. This increase was primarily offset by a lower rate of increase in customer deposits in 2005 relative to 2004. The increase in net cash provided by operating activities in 2004 compared to 2003 was primarily due to an increase in net income.

Net cash used in investing activities decreased to $89.0 million in 2005, from $632.5 million in 2004 and $1.1 billion in 2003. The decrease in 2005 was primarily due to the receipt of $348.1 million in connection with the redemption of our investment in First Choice convertible preferred shares. In addition, our capital expenditures were approximately $429.9 million for the year ended December 31, 2005 compared to approximately $630.1 million in 2004 and $1.0 billion in 2003. Capital expenditures were primarily related to ships under construction and the lengthening of Enchantment of the Seas in 2005, the deliveries of Jewel of the Seas in 2004 and Serenade of the Seas and Mariner of the Seas in 2003, as well as progress payments for ships under construction in all years.

Net cash used in financing activities increased to $1.5 billion in 2005 compared to $0.1 billion in 2004 and net cash provided by financing activities was $0.3 billion in 2003. The increase in 2005 was primarily due to payments made on various debt instruments and an Accelerated Share Repurchase (“ASR”) transaction. We made payments on various term loans, senior notes, revolving credit facilities and capital leases totaling approximately $931.9 million, $361.4 million and $471.1 million in 2005, 2004 and 2003, respectively. In addition, in 2005, we paid $335.8 million in connection with the exercise of purchase options on our capital lease obligations for Legend of the Seas and Splendour of the Seas and we prepaid a total of $297.0 million on secured and unsecured term loans. We also purchased 5.5 million shares of our common stock in 2005 from an investment bank at an initial price of $45.40 per share as part of an ASR transaction. Total consideration paid to repurchase such shares, including commissions and other fees, was approximately $249.1 million (see Note 6. Shareholders’ Equity to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data). In 2005, we drew $200.0 million on unsecured variable rate term loans due 2010 and $190.0 million on our revolving credit facility. In 2004, we drew $225.0 million on an unsecured variable rate term loan due 2006 through 2012. In 2003, we received net cash proceeds of $590.5 million from the issuance of senior unsecured notes due through 2013 (see Note 5. Long-Term Debt to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data.) and we drew $240.0 million on our revolving credit facility. During 2005, 2004 and 2003, we received $22.0 million, $98.3 million and $46.0 million, respectively, in connection with the exercise of common stock options and we paid quarterly cash dividends on our common stock of $118.8 million, $104.5 million and $98.3 million, respectively. These events contributed to improve our net debt-to-capital percentage to 42.0% in 2005 from 51.5% in 2004 and 56.4% in 2003.

Future Capital Commitments

Our future capital commitments consist primarily of new ship orders. As of December 31, 2005, we had three Freedom-class ships designated for Royal Caribbean International and one Solstice-class ship, Celebrity Solstice, on order for an additional capacity of approximately 13,800 berths. The aggregate cost of the ships is approximately $3.2 billion, of which we have deposited $311.4 million as of December 31, 2005. (See Note 10. Financial Instruments to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data.)

As of December 31, 2005, we anticipated overall capital expenditures, including the four ships on order, will be approximately $1.1 billion for 2006, $1.1 billion for 2007, $1.6 billion for 2008 and $0.3 billion for 2009.

In February, 2006 we exercised an option to purchase an additional Solstice-class ship for Celebrity Cruises, Celebrity Equinox, for an additional capacity of approximately 2,850 berths, with scheduled delivery in the third quarter of 2009. Also, in February, 2006 we entered into an agreement with a shipyard to build a new class of ship for Royal Caribbean International, subject to certain conditions, for an additional capacity of approximately 5,400 berths, with scheduled delivery in the third quarter of 2009. Including these two additional ships, our anticipated overall capital expenditures at December 31, 2005 will increase to approximately $1.2 billion for 2006, $1.3 billion for 2007, $1.8 billion for 2008 and $1.9 billion in 2009. We have an option to purchase an additional ship for Royal Caribbean International, exercisable through mid-March 2007, for an additional capacity of approximately 5,400 berths. If ordered, the optional ship will be delivered in the third quarter of 2010. (See Note 13. Subsequent Events to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data.)

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2005, our contractual obligations were as follows (in thousands):

	Payments due by period

		Less than 1	1-3	3-5	More than 5
	Total	year	years	years	years

Long-term debt obligations(1)(2)	$4,106,455	$594,956	$568,539	$1,043,115	$1,899,845
Capital lease obligations(3)	48,320	5,927	6,211	5,710	30,472
Operating lease obligations(4)(5)	513,499	47,262	89,171	83,175	293,891
Ship purchase obligations(6)	2,583,200	725,396	1,857,804	—	—
Other(7)	291,387	78,559	115,016	38,663	59,149

Total	$7,542,861	$1,452,100	$2,636,741	$1,170,663	$2,283,357

(1)	Amounts exclude interest, except for the accreted value of our zero coupon convertible notes and Liquid Yield Option™ Notes.
(2)

The $137.9 million accreted value of the zero coupon convertible notes at December 31, 2005 is included in the three to five years category. The $531.9 million accreted value of the Liquid Yield Option™ Notes at December 31, 2005 is included in the more than five years category. The holders of our zero coupon convertible notes and our Liquid Yield Option™ Notes may require us to purchase any notes outstanding at an accreted value of $161.7 million on May 18, 2009 and $679.5 million on February 2, 2011, respectively. These accreted values were calculated based on the number of notes outstanding at December 31, 2005. We may choose to pay any amounts in cash or common stock or a combination thereof (see Note. 5 Long-Term Debt to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data.)

(3)	Amounts exclude interest. Amounts include a capital lease for a reservation call center in Springfield, Oregon, entered into in January 2005. The lease commenced on December 29, 2005.
(4)	We are obligated under noncancelable operating leases primarily for a ship, offices, warehouses and motor vehicles.
(5)

Under the Brilliance of the Seas lease agreement, we may be required to make a termination payment of approximately £126 million, or approximately $216.7 million based on the exchange rate at December 31, 2005, if the lease is canceled in 2012. This is analogous to a guaranteed residual value. This amount is included in the more than five years category. (See Note 11. Commitments and Contingencies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data.)

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

Funding Sources

As of December 31, 2005, our liquidity was $1.0 billion consisting of approximately $0.1 billion in cash and cash equivalents and $0.9 billion available under our unsecured revolving credit facility. (See Note 5. Long-Term Debt to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data.) We have commitments of approximately $1.5 billion due during the twelve-month period ending December 31, 2006. These commitments will be funded through a combination of cash flows from operations, drawdowns under our available unsecured revolving credit facility, the incurrence of additional indebtedness and the sales of equity or debt securities in private or public securities markets. Although we believe our existing unsecured revolving credit facility, cash flows from operations, our ability to obtain new borrowings and/or raise new capital or a combination of these sources will be sufficient to fund operations, debt payment requirements, capital expenditures and other commitments over the next twelve-month period, there can be no assurances that these sources of cash will be available in accordance with our expectations.

Our financing agreements contain covenants that require us, among other things, to maintain minimum net worth, and fixed charge coverage ratio and limit our debt to capital ratio. We were in compliance with all covenants as of December 31, 2005.

If any person other than A. Wilhelmsen AS. and Cruise Associates, our two principal shareholders, acquires ownership of more than 30% of our common stock and our two principal shareholders, in the aggregate, own less of our common stock than such person and do not collectively have the right to elect, or to designate for election, at least a majority of the board of directors, we may be obligated to prepay indebtedness outstanding under the majority of our credit facilities, which we may be unable to replace on similar terms. If this were to occur, it could have an adverse impact on our liquidity and operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Financial Instruments and Other

General

We are exposed to market risk attributable to changes in interest rates, foreign currency exchange rates and fuel prices. We minimize these risks through a combination of our normal operating and financing activities and through the use of derivative financial instruments pursuant to our hedging practices and policies. The financial impacts of these hedging instruments are primarily offset by corresponding changes in the underlying exposures being hedged. We achieve this by closely matching the amount, term and conditions of the derivative instrument with the underlying risk being hedged. We do not hold or issue derivative financial instruments for trading or other speculative purposes. We monitor our derivative positions using techniques including market valuations and sensitivity analyses. (See Note 10. Financial Instruments to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data.)

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our long-term debt obligations and our operating lease for Brilliance of the Seas. At December 31, 2005, 66% of our long-term debt was effectively fixed and 34% was floating. We enter into interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense and rent expense.

Market risk associated with our long-term fixed rate debt is the potential increase in fair value resulting from a decrease in interest rates. At December 31, 2005, our interest rate swap agreements effectively changed $268.8 million of fixed rate debt with a weighted-average fixed rate of 7.8% to LIBOR-based floating rate debt. The estimated fair value of our long-term fixed rate debt at December 31, 2005, excluding our Liquid Yield Option™ Notes and zero coupon convertible notes, was $2.4 billion using quoted market prices, where available, or using discounted cash flow analyses based on market rates available to us for similar debt with the same remaining maturities. The fair value of our associated interest rate swap agreements was estimated to be $10.5 million as of December 31, 2005 based on quoted market prices for similar or identical financial instruments to those we hold. A hypothetical one percentage point decrease in interest rates at December 31, 2005 would increase the fair value of our long-term fixed rate debt, excluding our Liquid Yield

Option™ Notes and zero coupon convertible notes, by approximately $110.7 million, net of an increase in the fair value of the associated interest rate swap agreements.

Market risk associated with our long-term floating rate debt is the potential increase in interest expense from an increase in interest rates. A hypothetical one percentage point increase in interest rates would increase our 2006 interest expense by approximately $7.6 million. At December 31, 2005, we have an interest rate swap agreement that effectively changes $25 million of LIBOR-based floating rate debt to fixed rate debt of 4.395%.

Market risk associated with our operating lease for Brilliance of the Seas is the potential increase in rent expense from an increase in sterling LIBOR rates. As of January 2006, we have effectively changed 69% of the operating lease obligation from a floating rate to a fixed rate obligation with a weighted-average rate of 4.83% through a combination of interest rate swap agreements and rate fixings with the lessor. A hypothetical one percentage point increase in sterling LIBOR rates would increase our 2006 rent expense by approximately $1.3 million, based on the exchange rate at December 31, 2005, net of the effect of interest rate swaps.

Convertible Notes

The estimated fair values of our Liquid Yield Option™ Notes and zero coupon convertible notes fluctuate with the price of our common stock and at December 31, 2005 were $595.1 million and $200.8 million, respectively. A hypothetical 10% decrease or increase in our December 31, 2005 common stock price would decrease or increase the value of our Liquid Yield Option™ Notes and zero coupon convertible notes by approximately $48.8 million and $20.0 million, respectively.

Foreign Currency Exchange Rate Risk

Our primary exposure to foreign currency exchange rate risk relates to our firm commitments under ship construction contracts denominated in euros. We entered into euro denominated forward contracts to manage this risk. The estimated fair value of such euro denominated forward contracts at December 31, 2005, was a net unrealized loss of approximately $111.1 million, based on quoted market prices for equivalent instruments with the same remaining maturities. These euro denominated forward contracts mature through 2008. At December 31, 2005, approximately 6% of the cost of the ship construction contracts was exposed to fluctuations in the euro exchange rate. A hypothetical 10% strengthening of the euro as of December 31, 2005, assuming no changes in comparative interest rates, would result in a $240.4 million increase in the United States dollar cost of the foreign currency denominated ship construction contracts. This increase would be largely offset by an increase in the fair value of our euro denominated forward contracts.

We are also exposed to foreign currency exchange rate fluctuations on the United States dollar value of our foreign currency denominated forecasted transactions. To manage this exposure, we take advantage of any natural offsets of our foreign currency revenues and expenses and enter into foreign currency forward contracts for a portion of the remaining exposure related to these forecasted transactions. Our principal net foreign currency exposure relates to the euro, the Norwegian kroner and the Canadian dollar. At December 31, 2005, the estimated fair value of such contracts was an unrealized loss of approximately $4.3 million based on quoted market prices for equivalent instruments with the same remaining maturities. A hypothetical 10% strengthening of the principal foreign currencies as of December 31, 2005, assuming no changes in comparative interest rates, would result in a $1.6 million increase in the United States dollar value of the 2006 foreign currency denominated forecasted transactions. This increase would be offset by a decrease in the fair value of our foreign currency forward contracts of approximately $1.5 million.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the consumption of fuel on our ships. Fuel cost (net of the financial impact of fuel swap agreements), as a percentage of our total revenues, was approximately 7.5% in 2005, 5.5% in 2004 and 5.2% in 2003. Historically, we have used fuel swap agreements and zero cost collars to mitigate the financial impact of fluctuations in fuel prices. As of December 31, 2005, we had fuel swap agreements to pay fixed prices for fuel with an aggregate notional amount of approximately $92.4 million, maturing through 2007. The estimated fair value of these contracts at December 31, 2005 was an unrealized loss of $0.1 million. We estimate that a hypothetical 10% increase in our weighted-average fuel price from that experienced during the year ended December 31, 2005 would increase our 2006 fuel cost by approximately

$40.3 million. This increase would be partially offset by an increase in the fair value of our fuel swap agreements of approximately $9.2 million.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 during the quarter ended December 31, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Items 10, 11, 12, 13 and 14. Directors and Executive Officers of the Registrant, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Certain Relationships and Related Transactions, and Principal Accounting Fees and Services.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1) Financial Statements

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

(Registrant)

By: /s/ LUIS E. LEON
Luis E. Leon
Executive Vice President and Chief Financial Officer

February 24, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2006.

/s/ RICHARD D. FAIN
Richard D. Fain
Director, Chairman and Chief Executive Officer

/s/ LUIS E. LEON
Luis E. Leon
Executive Vice President and Chief Financial Officer

/s/ BLAIR H. GOULD
Blair H. Gould
Vice President and Controller

/s/ * BERNARD W. ARONSON
Bernard W. Aronson
Director

/s/ * JOHN D. CHANDRIS
John D. Chandris
Director

/s/ * ARVID GRUNDEKJOEN
Arvid Grundekjoen
Director

/s/ * WILLIAM L. KIMSEY
William L. Kimsey
Director

/s/ * LAURA LAVIADA
Laura Laviada
Director

/s/ * GERT W. MUNTHE
Gert W. Munthe
Director

/s/ * EYAL OFER
Eyal Ofer
Director

/s/ * THOMAS J. PRITZKER
Thomas J. Pritzker
Director

/s/ * WILLIAM K. REILLY
William K. Reilly
Director

/s/ * BERNT REITAN
Bernt Reitan
Director

/s/ * ARNE ALEXANDER WILHELMSEN
Arne Alexander Wilhelmsen
Director

*By: /s/ LUIS E. LEON
Luis E. Leon, as Attorney-in-Fact

INDEX TO EXHIBITS

Exhibits 10.8 through 10.26 represent management compensatory plans or arrangements.

Exhibit	Description

3.1

— Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form F-1, File No. 33-59304, filed with the Securities and Exchange Commission (the “Commission”); Exhibit 2.2 to the Company’s 1996 Annual Report on Form 20-F filed with the Commission, File No. 1-11884; Document No. 1 in the Company’s Form 6-K filed with the Commission on October 14, 1999; Document No. 1 in the Company’s Form 6-K filed with the Commission on May 18, 1999; and Document No. 1 in the Company’s Form 6-K filed with the Commission on August 28, 2000).

3.2	— Restated By-Laws of the Company (incorporated by reference to Document No. 2 to the Company’s Form 6-K filed with the Commission on May 18, 1999).
4.1

— Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York Trust Company, N.A., successor to NationsBank of Georgia, National Association, as Trustee (incorporated by reference to Exhibit 2.4 to the Company’s 1994 Annual Report on Form 20-F filed with the Commission, File No. 1-11884).

4.2

— Second Supplemental Indenture dated as of March 29, 1995 to Indenture dated as of July 15, 1994 between the Company, as issuer, and the Bank of New York Trust Company, N.A., successor to NationsBank of Georgia, National Association, as Trustee (incorporated by reference to Exhibit 2.5 to the Company's 1995 Annual Report on Form 20-F filed with the Commission, File No. 1-11884).

4.3

— Fourth Supplemental Indenture dated as of August 12, 1996 to Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Document No. 2 in the Company's Form 6-K filed with the Commission on February 10, 1997, File No. 1-11884).

4.4

— Fifth Supplemental Indenture dated as of October 14, 1997 to Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 2.10 to the Company’s 1997 Annual Report on Form 20-F filed with the Commission, File No. 1-11884).

4.5

— Sixth Supplemental Indenture dated as of October 14, 1997 to Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 2.11 to the Company’s 1997 Annual Report on Form 20-F filed with the Commission, File No. 1-11884).

4.6

— Seventh Supplemental Indenture dated as of March 16, 1998 to Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 2.12 to the Company’s 1997 Annual Report on Form 20-F filed with the Commission, File No. 1-11884).

4.7

— Eighth Supplemental Indenture dated as of March 16, 1998 to Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 2.13 to the Company’s 1997 Annual Report on Form 20-F filed with the Commission, File No. 1-11884).

4.8

— Ninth Supplemental Indenture dated as of February 2, 2001 to Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 2.10 to the Company’s 2000 Annual Report on Form 20-F filed with the Commission, File No. 1-11884).

4.9

— Tenth Supplemental Indenture dated as of February 2, 2001 to Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 2.11 to the Company’s 2000 Annual Report on Form 20-F filed with the Commission, File No. 1-11884).

4.10

— Eleventh Supplemental Indenture dated as of May 18, 2001 to Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by Reference to Exhibit 2.12 to the Company’s 2001 Annual Report on Form 20-F filed with the Commission, File No. 1-11884).

4.11

— Twelfth Supplemental Indenture dated as of May 9, 2003 to Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 2.13 to the Company’s 2003 Annual Report on Form 20-F filed with the Commission, File No. 1-11884).

4.12

— Thirteenth Supplemental Indenture dated as of November 21, 2003 to Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 2.14 to the Company’s 2003 Annual Report on Form 20-F filed with the Commission, File No. 1-11884,

10.1

— Amended and Restated Registration Rights Agreement dated as of July 30, 1997 among the Company, A. Wilhelmsen AS., Cruise Associates, Monument Capital Corporation, Archinav Holdings, Ltd. and Overseas Cruiseship, Inc. (incorporated by reference to Exhibit 2.20 to the Company’s 1997 Annual Report on Form 20-F filed with the Commission, File No. 1-11884).

10.2

— Credit Agreement dated as of March 27, 2003 among the Company and various financial institutions and Citibank, N.A., as Administrative Agent and Amendment No. 1 thereto dated as of May 18, 2005 (incorporated by reference to Document No. 2 in the Company’s Form 6-K filed with the Commission on March 28, 2003 and Exhibit No. 10.1 to the Current Report on From 8-K filed with the Commission on May 24, 2005).

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

10.7

— Lease Agreement dated January 24, 2005 between the Company and Workstage-Oregon, LLC and Amendment No. 1 thereto dated April 19, 2005 (incorporated by reference to Exhibit 10.7 to the Company's 2004 Annual Report on Form 10-K filed with the Commission and Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed with the Commission).

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

10.10

— Royal Caribbean Cruises Ltd. 2000 Stock Award Plan, as Amended and Restated through December 6, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 8, 2005).

10.11

— Employment Agreement dated December 21, 2001 between the Company and Richard D. Fain (incorporated by reference to Exhibit 10.12 to the Company's 2004 Annual Report on Form 10-K filed with the Commission).

10.12

— Trust Agreement for Richard D. Fain dated as of June 30, 1994 between the Company and Gary Hammond, as Trustee, together with Amendment No. 1 dated as of September 30, 1998 (incorporated by reference to Exhibit 10.13 to the Company's 2004 Annual Report on Form 10-K filed with the Commission).

10.13	— Employment Agreement dated August 26, 2002 between the Company and Jack L. Williams, as amended.
10.14

— Employment agreement dated March 10, 2005 between the Company and Luis E. Leon (incorporated by reference to Exhibit 10.15 to the Company's 2004 Annual Report on Form 10-K filed with the Commission).

10.15

— Employment Agreement dated April 25, 2005 between the Company and Adam M. Goldstein (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed with the Commission).

10.16

— Employment Agreement dated April 25, 2005 between Celebrity Cruises Inc. and Daniel J. Hanrahan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed with the Commission).

10.17

— Employment Agreement dated April 25, 2005 between the Company and Brian J. Rice (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed with the Commission.)

10.18

— Description of consulting arrangement between the Company and William K. Reilly (incorporated by reference to Exhibit 10.16 to the Company's 2004 Annual Report on Form 10-K filed with the Commission).

10.19

— Royal Caribbean Cruises Ltd. et. al. Board of Directors Non Qualified Deferred Compensation Plan , as Amended and Restated through December 6, 2005 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the Commission on December 8, 2005).

10.20

— Royal Caribbean Cruises Ltd. et. al. Non Qualified Deferred Compensation Plan Rabbi Trust (incorporated by reference to Exhibit 10.18 to the Company's 2004 Annual Report on Form 10-K filed with the Commission).

10.21	— Royal Caribbean Cruises Ltd. Executive Incentive Plan (incorporated by reference to Exhibit 10.19 to the Company's 2004 Annual Report on Form 10-K filed with the Commission).
10.22

— Royal Caribbean Cruises Ltd. et. al. Non Qualified 401(k) Plan, as Amended and Restated through December 6, 2005 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on December 8, 2005).

10.23

—Royal Caribbean Cruises Ltd. Supplemental Executive Retirement Plan as Amended and Restated through December 6, 2005 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Commission on December 8, 2005).

10.24	— Summary of Royal Caribbean Cruises Ltd. Board of Directors Compensation.
10.25	— Form of Royal Caribbean Cruises Ltd. 2000 Stock Award Plan Stock Option Certificate.
10.26	— Form of Royal Caribbean Cruises Ltd. 2000 Stock Award Plan Restricted Stock Unit Agreement.
12.1	— Statement regarding computation of fixed charge coverage ratio.
21.1	— List of Subsidiaries.
24	— Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.
24	— Powers of Attorney.
31	— Certifications required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32	— Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

ROYAL CARIBBEAN CRUISES LTD.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders

of Royal Caribbean Cruises Ltd.:

We have completed integrated audits of Royal Caribbean Cruises Ltd.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Royal Caribbean Cruises Ltd. and its subsidiaries at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 of the consolidated financial statements, the Company changed its method of accounting for dry docking costs in 2005.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A., that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Miami, Florida

February 23, 2006

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2005	2004	2003

	(in thousands, except per share data)

Passenger ticket revenues	$ 3,609,487	$ 3,359,201	$ 2,775,055
Onboard and other revenues	1,293,687	1,196,174	1,009,194

Total revenues	4,903,174	4,555,375	3,784,249

Cruise operating expenses
Commissions, transportation and other	858,606	822,206	684,344
Onboard and other	308,611	300,717	249,537
Payroll and related	510,692	487,633	426,462
Food	270,674	269,436	239,483
Fuel	367,864	251,886	197,562
Other operating	677,785	687,505	583,647

Total cruise operating expenses	2,994,232	2,819,383	2,381,035
Marketing, selling and administrative expenses	635,308	588,267	514,334
Depreciation and amortization expenses	402,069	394,136	362,695

	4,031,609	3,801,786	3,258,064

Operating Income	871,565	753,589	526,185

Other income (expense)
Interest income	9,129	9,208	4,519
Interest expense, net of interest capitalized	(269,750)	(309,977)	(268,398)
Other income	52,521	21,871	18,358

	(208,100)	(278,898)	(245,521)

Income Before Cumulative Effect of a Change in Accounting Principle	663,465	474,691	280,664
Cumulative effect of a change in accounting principle (Note 2)	52,491	-	-

Net Income	$ 715,956	$ 474,691	$ 280,664

Basic Earnings per Share:
Income before cumulative effect of a change in accounting principle	$ 3.22	$ 2.39	$ 1.45

Cumulative effect of a change in accounting principle (Note 2)	$ 0.25	$ -	$ -

Net income	$ 3.47	$ 2.39	$ 1.45

Diluted Earnings per Share:
Income before cumulative effect of a change in accounting principle	$ 3.03	$ 2.26	$ 1.42

Cumulative effect of a change in accounting principle (Note 2)	$ 0.22	$ -	$ -

Net income	$ 3.26	$ 2.26	$ 1.42

Pro Forma Amounts (assuming change in accounting principle was applied retrospectively) (Note 2) (unaudited):
Pro forma net income	$ 663,465	$ 483,853	$ 283,235

Pro forma basic earnings per share	$ 3.22	$ 2.43	$ 1.46

Pro forma diluted earnings per share	$ 3.03	$ 2.30	$ 1.43

The accompanying notes are an integral part of these financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED BALANCE SHEETS

	As of December 31,

	2005	2004

	(in thousands, except share data)
Assets Current assets Cash and cash equivalents	$ 125,385	$ 628,578
Trade and other receivables, net	95,254	84,899
Inventories	57,803	60,260
Prepaid expenses and other assets	98,568	86,869

Total current assets	377,010	860,606
Property and equipment — at cost less accumulated depreciation and amortization	10,276,948	10,193,443
Goodwill — less accumulated amortization of $138,606	283,133	278,561
Other assets	318,680	631,474

	$11,255,771	$11,964,084

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$ 600,883	$ 905,374
Accounts payable	159,910	162,973
Accrued expenses and other liabilities	342,995	330,073
Customer deposits	884,994	875,082

Total current liabilities	1,988,782	2,273,502
Long-term debt	3,553,892	4,826,570
Other long-term liabilities	158,632	59,492

Commitments and contingencies (Note 11)

Shareholders’ equity
Common stock ($.01 par value; 500,000,000 shares authorized; 216,504,849 and 201,253,140 shares issued)	2,165	2,012
Paid-in capital	2,706,236	2,206,157
Retained earnings	3,132,286	2,533,265
Accumulated other comprehensive (loss) income	(28,263)	71,363
Treasury stock (6,143,392 and 596,556 common shares at cost)	(257,959)	(8,277)

Total shareholders’ equity	5,554,465	4,804,520

	$11,255,771	$11,964,084

The accompanying notes are an integral part of these financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2005	2004	2003

	(in thousands)
Operating Activities Net income	$ 715,956	$ 474,691	$ 280,664
Adjustments:
Depreciation and amortization	402,069	394,136	362,695
Cumulative effect of a change in accounting principle	(52,491)	-	-
Gain on redemption of investment	(44,207)	-	-
Accretion of original issue discount on debt	45,718	52,562	48,874
Changes in operating assets and liabilities:
(Increase) decrease in trade and other receivables, net	(19,349)	(3,256)	10,011
Decrease (increase) in inventories	2,457	(6,813)	(15,978)
(Increase) decrease in prepaid expenses and other assets	(5,009)	(17,196)	6,670
(Decrease) increase in accounts payable	(3,741)	(25,987)	19,756
Increase (decrease) in accrued expenses and other liabilities	31,772	53,851	(3,340)
Increase in customer deposits	9,912	145,273	161,640
Other, net	28,273	9,730	(13,189)

Net cash provided by operating activities	1,111,360	1,076,991	857,803

Investing Activities Purchases of property and equipment	(429,898)	(630,670)	(1,029,530)
Purchases of short-term investments	(56,500)	(732,165)	(216,450)
Proceeds from sale of short-term investments	56,500	732,165	216,450
Proceeds from redemption of investment	348,070	-	-
Other, net	(7,198)	(1,840)	(73,114)

Net cash used in investing activities	(89,026)	(632,510)	(1,102,644)

Financing Activities Repayments of debt	(1,564,715)	(361,386)	(471,100)
Net proceeds from issuance of debt	390,000	225,000	830,536
Dividends	(118,764)	(104,521)	(98,320)
Proceeds from exercise of common stock options	21,996	98,316	45,960
Purchases of treasury stock	(249,122)	-	-
Other, net	(4,922)	(3,398)	25,267

Net cash (used in) provided by financing activities	(1,525,527)	(145,989)	332,343

Net (decrease) increase in cash and cash equivalents	(503,193)	298,492	87,502
Cash and cash equivalents at beginning of year	628,578	330,086	242,584

Cash and cash equivalents at end of year	$ 125,385	$ 628,578	$ 330,086

Supplemental Disclosures
Cash paid during the year for:
Interest, net of amount capitalized	$ 236,477	$ 266,037	$ 219,598

The accompanying notes are an integral part of these financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity

	(in thousands)
Balances at January 1, 2003	$1,930	$2,053,649	$1,982,580	$3,693	$(7,158)	$4,034,694
Issuance under employee related plans	31	46,963	—	—	(559)	46,435
Common stock dividends	—	—	(101,049)	—	—	(101,049)
Changes related to cash flow derivative hedges	—	—	—	11,526	—	11,526
Minimum pension liability adjustment	—	—	—	(9,373)	—	(9,373)
Net income	—	—	280,664	—	—	280,664

Balances at December 31, 2003	1,961	2,100,612	2,162,195	5,846	(7,717)	4,262,897
Issuance under employee related plans	51	105,545	—	—	(560)	105,036
Common stock dividends	—	—	(103,621)	—	—	(103,621)
Changes related to cash flow derivative hedges	—	—	—	67,082	—	67,082
Minimum pension liability adjustment	—	—	—	(1,565)	—	(1,565)
Net income	—	—	474,691	—	—	474,691

Balances at December 31, 2004	2,012	2,206,157	2,533,265	71,363	(8,277)	4,804,520
Issuance under employee related plans	12	28,059	—	—	(560)	27,511
Purchases of treasury stock	—	—	—	—	(249,122)	(249,122)
Common stock dividends	—	—	(116,935)	—	—	(116,935)
Changes related to cash flow derivative hedges	—	—	—	(100,472)	—	(100,472)
Minimum pension liability adjustment	—	—	—	846	—	846
Debt converted to common stock	141	472,020	—	—	—	472,161
Net income	—	—	715,956	—	—	715,956

Balances at December 31, 2005	$2,165	$2,706,236	$3,132,286	$(28,263)	$(257,959)	$5,554,465

Comprehensive income is as follows (in thousands):

	Year Ended December 31,

	2005	2004	2003

	(in thousands)
Net income	$715,956	$474,691	$280,664
Changes related to cash flow derivative hedges	(100,472)	67,082	11,526
Minimum pension liability adjustment	846	(1,565)	(9,373)

Total comprehensive income	$616,330	$540,208	$282,817

The following tables summarize activity in accumulated other comprehensive income (loss) related to derivatives designated as cash flow hedges and minimum pension liability (in thousands):

	Year Ended December 31,

	2005	2004	2003

Accumulated net gain on cash flow derivative hedges at beginning of year	$82,301	$15,219	$3,693
Net (loss) gain on cash flow derivative hedges	(86,456)	91,251	28,799
Net gain reclassified into earnings	(14,016)	(24,169)	(17,273)

Accumulated net (loss) gain on cash flow derivative hedges at end of year	$(18,171)	$82,301	$15,219

	Changes related to cash flow derivative hedges	Changes related to minimum pension liability adjustment	Accumulated other comprehensive income (loss)

	(in thousands)
Accumulated other comprehensive income at beginning of year	$82,301	$(10,938)	$71,363
Current-period change	(100,472)	846	(99,626)

Accumulated other comprehensive loss at end of year	$(18,171)	$(10,092)	$(28,263)

The accompanying notes are an integral part of these financial statements.

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. General

Description of Business

We are a global cruise company. We operate two cruise brands, Royal Caribbean International and Celebrity Cruises, with 19 and 9 cruise ships, respectively, at December 31, 2005. Our ships operate on a selection of worldwide itineraries that call on approximately 200 destinations. In addition, we charter one ship to Island Cruises, our joint venture with First Choice Holidays PLC (“First Choice”).

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

Note 2. Summary of Significant Accounting Policies

Change in Accounting Principle Related to Drydocking Costs

In the third quarter of 2005, we changed our method of accounting for drydocking costs from the accrual in advance to the deferral method. Under the accrual in advance method, estimated drydocking costs are accrued evenly over the period to the next scheduled drydock. Under the deferral method, drydocking costs incurred are deferred and charged to expense on a straight-line basis over the period to the next scheduled drydock. The deferral method is preferable because it eliminates the judgment needed to estimate drydocking costs in advance. The cumulative effect of the change on prior years of $52.5 million, or $0.22 per share on a diluted basis, was included in net income for the year ended December 31, 2005. Other than this one-time gain, the change did not have a material impact on our consolidated statement of operations or balance sheet.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. We capitalize interest as part of the cost of acquiring certain assets. Improvement costs that we believe add value to our ships are capitalized as additions to the ship and depreciated over the improvements’ estimated useful lives. Costs of repairs and maintenance are charged to cruise operating expenses as incurred and drydocking costs are deferred and charged to expense on a straight-

line basis over the period to the next scheduled drydock. The estimated cost and accumulated depreciation of refurbished or replaced ship components are written-off and any resulting gain or loss is recognized in cruise operating expenses. Liquidated damages received from shipyards as a result of late delivery of new ships are deferred and amortized in other income over the period to which they relate, net of related expenses. We review long-lived assets for impairment whenever events or changes in circumstances indicate, based on estimated future cash flows, that the carrying amount of these assets may not be fully recoverable.

Depreciation of property and equipment is computed using the straight-line method over estimated useful lives of primarily 30 years for ships, net of a 15% projected residual value, and three to forty years for other property and equipment. Depreciation for assets under capital leases and leasehold improvements is computed using the shorter of the lease term or related asset life. (See Note 3. Property and Equipment.)

Goodwill

Goodwill represents the excess of cost over the fair value of net assets acquired. We review goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be fully recoverable.

Advertising Costs

Advertising costs are expensed as incurred except those costs which result in tangible assets, such as brochures, which are treated as prepaid expenses and charged to expense as consumed. Advertising costs consist of media advertising as well as brochure, production and direct mail costs. Media advertising was $139.1 million, $133.2 million and $119.2 million, and brochure, production and direct mail costs were $86.9 million, $82.2 million and $73.5 million for the years 2005, 2004 and 2003, respectively.

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

Changes in the fair value of derivatives that are designated as fair value hedges are offset against changes in the fair value of the underlying hedged assets, liabilities or firm commitments. Changes in fair value of derivatives that are designated as cash flow hedges are recorded as a component of accumulated other comprehensive (loss) income until the underlying hedged transactions are recognized in earnings. On an ongoing basis, we assess whether derivatives used in hedging transactions are “highly effective” in offsetting changes in fair value or cash flow of hedged items. If it is determined that a derivative is not highly effective as a hedge, changes in fair value of the derivatives are recognized in earnings immediately. The ineffective portion of hedges is recognized in earnings immediately.

Foreign Currency Transactions

The majority of our transactions are settled in United States dollars. Gains or losses resulting from transactions denominated in other currencies are recognized in income at each balance sheet date.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share incorporates the incremental shares issuable upon the assumed exercise of stock options and conversion of potentially dilutive securities, including shares contingently issuable under our convertible debt instruments. In addition, net income is adjusted to add back the amount of interest recognized in the period associated with the dilutive securities. (See Note 7. Earnings Per Share.)

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

	Year Ended December 31,

	2005	2004	2003

Income before cumulative effect of a change in accounting principle	$663,465	$474,691	$280,664
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(9,732)	(9,502)	(11,834)

Pro forma income before cumulative effect of a change in accounting principle	653,733	465,189	268,830
Add: Interest on dilutive convertible notes	48,128	54,530	-

Pro forma income before cumulative effect of a change in accounting principle for diluted earnings per share	$701,861	$519,719	$268,830

Net income, as reported	$715,956	$474,691	$280,664
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(9,732)	(9,502)	(11,834)

Pro forma net income	706,224	465,189	268,830

Add: Interest on dilutive convertible notes	48,128	54,530	-

Pro forma net income for diluted earnings per share	$754,352	$519,719	$268,830

Weighted-average common shares outstanding	206,217	198,946	194,074
Dilutive effect of stock options and restricted stock awards	2,498	3,888	3,023
Dilutive effect of convertible notes	25,772	31,473	-

Diluted weighted-average shares outstanding	234,487	234,307	197,097

Earnings per share before cumulative effect of a change in accounting principle:
Basic — as reported	$ 3.22	$ 2.39	$ 1.45
Basic — pro forma	$ 3.17	$ 2.34	$ 1.39

Diluted — as reported	$ 3.03	$ 2.26	$ 1.42
Diluted — pro forma	$ 2.99	$ 2.22	$ 1.36
Earnings per share:
Basic — as reported	$ 3.47	$ 2.39	$ 1.45
Basic — pro forma	$ 3.42	$ 2.34	$ 1.39

Diluted — as reported	$ 3.26	$ 2.26	$ 1.42
Diluted — pro forma	$ 3.22	$ 2.22	$ 1.36

Diluted earnings per share did not include options to purchase 1.3 million shares for each of the years ended December 31, 2005 and 2004 because the effect of including them would have been antidilutive. Also, diluted earnings per share in 2005 did not include 0.2 million shares we received in 2006 in connection with the settlement of an Accelerated Share Repurchase (“ASR”) transaction because the effect of including them would have been antidilutive (see Note 6. Shareholders' Equity). For the year ended December 31, 2003, diluted earnings per share did not include options to purchase 5.3 million shares as well as 17.7 million and 13.8 million shares of our common stock issuable upon conversion of our Liquid Yield Option™ Notes and zero coupon convertible notes, respectively, because the effect of including them would have been antidilutive.

The weighted-average fair value of options granted during 2005, 2004 and 2003 was $20.37, $13.10 and $8.18 per share, respectively. Fair value information for our stock options was estimated using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	2005	2004	2003

Dividend yield	1.0%	1.1%	2.7%
Expected stock price volatility	48.8%	41.6%	42.4%
Risk-free interest rate	3.5%	3%	3%
Expected option life	5 years	5 years	5 years

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

	2005	2004	2003

Passenger ticket revenues:
United States	79%	82%	81%
All other countries	21%	18%	19%

Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”). SFAS 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123R requires the measurement and recognition of compensation expense at fair value of employee stock awards, except for employee share purchase plans if they meet certain conditions. Compensation expense for awards and related tax effects shall be recognized as they vest. Through December 31, 2005, we used the intrinsic value method to measure compensation expense for stock based awards to our employees under APB Opinion No. 25 and disclosed pro forma information. In April 2005, the Securities and Exchange Commission (“SEC”) issued a rule that amends the implementation dates for SFAS 123R. The new SEC rule calls for the implementation of SFAS 123R at the beginning of the first quarter of 2006, instead of the third quarter of 2005. For previously issued awards, we will adopt SFAS 123R on a prospective basis and recognize compensation expense on the unvested portion of the awards over the remaining vesting period. SFAS 123R is expected to reduce our results of operations by approximately $12 million for the year ended December 31, 2006.

Reclassifications

Reclassifications have been made to prior year amounts to conform to the current year presentation.

Note 3. Property and Equipment

Property and equipment consists of the following (in thousands):

	2005	2004

Land	$ 7,056	$ 7,056
Ships	11,952,626	11,056,851
Ships under capital leases	-	773,562
Ships under construction	377,065	153,415
Other	512,904	415,785

	12,849,651	12,406,669
Less — accumulated depreciation and amortization	(2,572,703)	(2,213,226)

	$10,276,948	$10,193,443

In August 2005, we exercised our purchase options on capital lease obligations for Legend of the Seas and Splendour of the Seas (see Note 5. Long-Term Debt).

Ships under construction include progress payments for the construction of new ships as well as planning, design, interest, commitment fees and other associated costs. We capitalized interest costs of $17.7 million, $7.2 million and $15.9 million for the years 2005, 2004 and 2003, respectively. Accumulated amortization related to ships under capital leases was $206.5 million at December 31, 2004.

Note 4. Other Assets

We held redeemable convertible preferred stock in First Choice denominated in British pound sterling valued at approximately $300 million. The redeemable convertible preferred stock carried a 6.75% coupon. Dividends of $14.2 million, $24.7 million and $21.5 million were earned in 2005, 2004 and 2003, respectively, and recorded in other income. In July 2005, First Choice redeemed in full its convertible preferred shares. We received $348.1 million in cash, resulting in a net gain of $44.2 million, primarily due to foreign exchange, which was recorded as a component of other income.

Variable Interest Entity

We have determined that one of our minority interests, a ship repair facility in which we invested in April 2001, is a variable interest entity; however, we are not the primary beneficiary and accordingly we do not consolidate this entity. As of December 31, 2005, our investment in this entity including equity and loans, which is also our maximum exposure to loss, was approximately $44.8 million.

Note 5. Long-Term Debt

Long-term debt consists of the following (in thousands):

	2005	2004

Unsecured revolving credit facility	$ 135,000	$ —
Unsecured senior notes and senior debentures, 6.75% to 8.75%, due 2006 through 2013, 2018 and 2027	2,096,286	2,258,436
Liquid Yield Option™ Notes with yield to maturity of 4.875%, due 2021	531,857	694,316
Zero coupon convertible notes with yield to maturity of 4.75%, due 2021	137,942	408,484
$625 million unsecured term loan	-	575,000
$360 million unsecured term loan, LIBOR plus 1.0%, due 2006	270,000	360,000
$300 million unsecured term loan, LIBOR plus 0.8%, due 2009 through 2010	200,000	200,000
$225 million unsecured term loan, LIBOR plus 1.0%, due 2006 through 2012	225,000	225,000
Unsecured term loan, LIBOR plus 0.8%, due 2010	200,000	—
Unsecured term loan, 8.0%, due through 2006	11,811	35,694
Term loans, 8.0%, due through 2010, secured by a certain Celebrity ship	172,979	225,964
Term loans, LIBOR plus 0.45% to 0.85%, due through 2008, secured by certain Celebrity ships	125,580	401,390
Capital lease obligations	48,320	347,660

	4,154,775	5,731,944
Less — current portion	(600,883)	(905,374)

Long-term portion	$3,553,892	$4,826,570

During 2005, we amended our $1.0 billion unsecured revolving credit facility to extend its maturity date from March 27, 2008 to March 27, 2010, and reduce the effective interest rate to LIBOR plus 1.0% and the commitment fee to 0.2% of the undrawn portion of the facility at December 31, 2005. In addition, in 2005, we entered into two $100.0 million unsecured term loans, due 2010, at an effective interest rate of LIBOR plus 0.8% at December 31, 2005.

During 2004, we entered into an eight-year, $225.0 million unsecured term loan, at LIBOR plus 1.75%, which was amended in 2005 to reduce the effective interest rate to LIBOR plus 1.0% at December 31, 2005.

The Liquid Yield Option™ Notes and the zero coupon convertible notes are unsecured zero coupon bonds with yields to maturity of 4.875% and 4.75%, respectively, due 2021. Each Liquid Yield Option™ Note and zero coupon convertible note was issued at a price of $381.63 and $391.06, respectively, and will have a principal amount at maturity of $1,000. Each Liquid Yield Option™ Note and zero coupon convertible note is convertible at the option of the holder into 11.7152 and 15.6675 shares of common stock, respectively, if the market price of our common stock reaches certain levels. These conditions were met at December 31, 2005 and 2004 for the zero coupon convertible notes and at December 31, 2004 for the Liquid Yield Option™ Notes. Since February 2, 2005, we have the right to redeem the Liquid Yield Option™ Notes and commencing on May 18, 2006, we will have the right to redeem the zero coupon convertible notes at their accreted values for cash as a whole at any time, or from time to time in part. Holders may require us to purchase any outstanding Liquid Yield Option™ Notes at their accreted value on February 2, 2011 and any outstanding zero coupon convertible notes at their accreted value on May 18, 2009 and May 18, 2014. We may choose to pay the purchase price in cash or common stock or a combination thereof.

During 2005, holders of our Liquid Yield Option™ Notes and zero coupon convertible notes converted approximately $10.4 million and $285.0 million, respectively, of the accreted value of these notes into approximately 0.3 million and 9.4 million shares, respectively, of our common stock and cash for fractional shares. In addition, we called for redemption $182.3 million of the accreted balance of outstanding Liquid Yield Option™ Notes. Most holders of the Liquid Yield Option™ Notes elected to convert into shares of our common stock, rather than redeem for cash, resulting in the issuance of approximately 4.5 million shares.

During 2005, we prepaid a total of $297.0 million on a term loan secured by a certain Celebrity ship and on a variable rate unsecured term loan.

In 1996, we entered into a $264.0 million capital lease to finance Splendour of the Seas and in 1995 we entered into a $260.0 million capital lease to finance Legend of the Seas. During 2005, we paid $335.8 million in connection with the exercise of purchase options on these capital lease obligations.

Under certain of our agreements, the contractual interest rate and commitment fee vary with our debt rating.

The unsecured senior notes and senior debentures are not redeemable prior to maturity.

Our debt agreements contain covenants that require us, among other things, to maintain minimum net worth and fixed charge coverage ratio and limit our debt to capital ratio. We are in compliance with all covenants as of December 31, 2005. Following is a schedule of annual maturities on long-term debt as of December 31, 2005 for each of the next five years (in thousands):

Year
2006	$600,883
2007	329,493
2008	245,257
2009(1)	361,449
2010	687,376

(1)

The $137.9 million accreted value of the zero coupon convertible notes at December 31, 2005 is included in year 2009. The holders of our zero coupon convertible notes may require us to purchase any notes outstanding at an accreted value of $161.7 million on May 18, 2009. This accreted value was calculated based on the number of notes outstanding at December 31, 2005. We may choose to pay any amounts in cash or common stock or a combination thereof.

Note 6. Shareholders’ Equity

On September 25, 2005, we announced that we and an investment bank had finalized a forward sale agreement relating to an ASR transaction. As part of the ASR transaction, we purchased 5.5 million shares of our common stock from the investment bank at an initial price of $45.40 per share. Total consideration paid to repurchase such shares, including commissions and other fees, was approximately $249.1 million and was recorded in shareholders’ equity as a component of treasury stock.

The forward sale contract matured in February 2006. During the term of the forward sale contract, the investment bank purchased shares of our common stock in the open market to settle its obligation related to the shares borrowed from third parties and sold to us. Upon settlement of the contract, we received 218,089 additional shares of our common stock. These incremental shares will be recorded in shareholders' equity as a component of treasury stock in the first quarter of 2006.

Our Employee Stock Purchase Plan (“ESPP”), which has been in effect since January 1, 1994, facilitates the purchase by employees of up to 800,000 shares of common stock. Offerings to employees are made on a quarterly basis. Subject to certain limitations, the purchase price for each share of common stock is equal to 90% of the average of the market prices of the common stock as reported on the New York Stock Exchange on the first business day of the purchase period and the last business day of each month of the purchase period. Shares of common stock of 14,476, 13,281 and 21,280 were issued under the ESPP at a weighted-average price of $40.83, $39.34 and $19.56 during 2005, 2004 and 2003, respectively.

Under an executive compensation program approved in 1994, we will award to a trust 10,086 shares of common stock per quarter, up to a maximum of 806,880 shares. We issued 40,344 shares each year under the program during 2005, 2004 and 2003.

We have three Employee Stock Option Plans which provide for awards to our officers, directors and key employees of options to purchase shares of our common stock. The plans consist of a 1990 Employee Stock Option Plan, a 1995 Incentive Stock Option Plan and a 2000 Stock Award Plan. The 1990 Stock Option Plan and the 1995 Incentive Stock Option Plan terminated by their terms in March 2000 and February 2005, respectively. The 2000 Stock Award Plan, as amended, provides for the issuance, in addition to nonqualified stock options, of (i) incentive stock options, (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units and (v) performance shares of up to 13,000,000 shares of our common stock. During any calendar year, no one individual shall be granted awards with respect to more than 500,000 shares. We awarded 160,574, 331,756 and 14,025 restricted stock units in 2005, 2004 and 2003, respectively. Options and restricted stock units outstanding as of December 31, 2005, vest over three to five years and four to five years, respectively, from the date of grant. Generally, the shares are forfeited if the recipient ceases to be a director or employee before the shares vest. Options are granted at a price not less than the fair value of the shares on the date of grant and expire not later than ten years after the date of grant.

Stock options activity and information about stock options outstanding are summarized in the following tables:

Stock Options Activity

	2005		2004		2003

	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price

Outstanding options at January 1	7,592,741	$27.76	11,994,522	$23.28	15,234,577	$21.63
Granted	634,621	$47.69	973,769	$40.34	536,991	$25.59
Exercised	(1,027,503)	$21.49	(5,064,496)	$19.39	(3,064,355)	$14.89
Canceled	(341,725)	$38.70	(311,054)	$30.02	(712,691)	$25.72

Outstanding options at December 31	6,858,134	$30.00	7,592,741	$27.76	11,994,522	$23.28

Exercisable options at December 31	5,156,340	$27.34	5,368,655	$25.47	7,949,284	$23.53

Available for future grants at December 31	3,432,602		5,766,889		6,793,185

Stock Options Outstanding

	As of December 31, 2005

	Outstanding			Exercisable

Exercise Price Range	Number of Options	Weighted-Average Remaining Life	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price

$ 9.55 - $20.30	2,050,467	5.38 years	$13.45	1,934,742	$13.13
$21.71 - $28.88	1,667,021	4.57 years	$25.95	1,413,259	$26.36
$28.88 - $40.06	1,274,139	6.91 years	$37.39	551,986	$36.26
$40.06 - $52.95	1,866,507	5.65 years	$46.74	1,256,353	$46.40

	6,858,134	5.54 years	$30.00	5,156,340	$27.34

Note 7. Earnings Per Share

A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Year Ended December 31,

	2005	2004	2003

Income before cumulative effect of a change in accounting principle	$663,465	$474,691	$280,664
Cumulative effect of a change in accounting principle (Note 2)	52,491	-	-

Net income	715,956	474,691	280,664
Interest on dilutive convertible notes	48,128	54,530	18,893

Net income for diluted earnings per share	$764,084	$529,221	$299,557

Weighted-average common shares outstanding	206,217	198,946	194,074
Dilutive effect of stock options and restricted stock awards	2,725	4,161	3,267
Dilutive effect of convertible notes	25,772	31,473	13,834

Diluted weighted-average shares outstanding	234,714	234,580	211,175

Basic earnings per share:
Income before cumulative effect of change in accounting principle	$ 3.22	$ 2.39	$ 1.45
Cumulative effect of a change in accounting principle	$ 0.25	$ -	$ -
Net income	$ 3.47	$ 2.39	$ 1.45

Diluted earnings per share:
Income before cumulative effect of a change in accounting principle	$ 3.03	$ 2.26	$ 1.42
Cumulative effect of a change in accounting principle	$ 0.22	$ -	$ -
Net income	$ 3.26	$ 2.26	$ 1.42

Diluted earnings per share did not include options to purchase 1.3 million shares for each of the years ended December 31, 2005 and 2004 because the effect of including them would have been antidilutive. For the year ended December 31, 2003, diluted earnings per share did not include options to purchase 5.3 million shares as well as 17.7 million shares of our common stock issuable upon conversion of our Liquid Yield Option™ Notes because the effect of including them would have been antidilutive. Also, diluted earnings per share in 2005 did not include 0.2 million shares we received in 2006 in connection with the settlement of an ASR transaction because the effect of including them would have been antidilutive (see Note 6. Shareholders’ Equity).

Note 8. Retirement Plan

We maintain a defined contribution pension plan covering full-time shoreside employees who have completed the minimum period of continuous service. Annual contributions to the plan are based on fixed percentages of participants’ salaries and years of service, not to exceed certain maximums. Pension cost was $12.8 million, $12.2 million and $9.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Note 9. Income Taxes

We and the majority of our subsidiaries are currently exempt from United States corporate tax on income from the international operation of ships pursuant to Section 883 of the Internal Revenue Code. Income tax expense related to our remaining subsidiaries was not significant for the years ended December 31, 2005, 2004 and 2003.

Final regulations under Section 883 were published on August 26, 2003, and were effective for the year ended December 31, 2005. These regulations confirmed that we qualify for the exemption provided by Section 883, but also narrowed the scope of activities which are considered by the Internal Revenue Service to be incidental to the international operation of ships. The activities listed in the regulations as not being incidental to the international operation of ships include income from the sale of air and other transportation such as transfers, shore excursions and pre and post cruise tours. To the extent the income from such activities is earned from sources within the United States, such income will be subject to United States taxation. The application of these new regulations reduced our net income for the year ended December 31, 2005 by approximately $14 million.

Note 10. Financial Instruments

The estimated fair values of our financial instruments are as follows (in thousands):

	2005	2004

Cash and cash equivalents	$ 125,385	$ 628,578
Long-term debt (including current portion of long-term debt)	(4,368,874)	(6,580,079)
Foreign currency forward contracts in a net (loss) gain position	(115,415)	104,904
Interest rate swap agreements in a net receivable position	8,456	20,267
Fuel swap agreements in a net (payable) receivable position	(78)	8,130

The reported fair values are based on a variety of factors and assumptions. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of December 31, 2005 or 2004 or that will be realized in the future and do not include expenses that could be incurred in an actual sale or settlement. Our financial instruments are not held for trading or speculative purposes.

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

Foreign Currency Contracts

The fair values of our foreign currency forward contracts were estimated using current market prices for similar instruments. Our exposure to market risk for fluctuations in foreign currency exchange rates relates to four ship construction contracts and forecasted transactions. We use foreign currency forward contracts to mitigate the impact of fluctuations in foreign currency exchange rates. As of December 31, 2005, we had foreign currency forward contracts in a notional amount of $2.6 billion maturing through 2008. The fair value of our foreign currency forward contracts related to three ship construction contracts, designated as fair value hedges, was a net unrealized loss of approximately $103.4 million and a net unrealized gain of approximately $34.7 million at December 31, 2005 and 2004, respectively. The fair value of our foreign currency forward contracts related to the other ship construction contract, designated as cash flow hedges, was an unrealized loss, of approximately $7.8 million and an unrealized gain of approximately $76.2 million at December 31, 2005 and 2004, respectively. At December 31, 2005, approximately 6% of the aggregate cost of the four ship contracts was exposed to fluctuations in the euro exchange rate. (See Note 13. Subsequent Events.)

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

Market risk associated with our long-term fixed rate debt is the potential increase in fair value resulting from a decrease in interest rates. As of December 31, 2005, we had interest rate swap agreements, designated as fair value hedges, which exchanged fixed interest rates for floating interest rates in a notional amount of $268.8 million, maturing in 2006 through 2013.

Market risk associated with our long-term floating rate debt is the potential increase in interest expense from an increase in interest rates. As of December 31, 2005, we had an interest rate swap agreement, designated as a cash flow hedge, which, exchanges floating rate term debt for a fixed interest rate of 4.395% in a notional amount of $25.0 million, maturing in 2008.

Market risk associated with our operating lease for Brilliance of the Seas is the potential increase in rent expense from an increase in sterling LIBOR rates. As of January 2006, we have effectively changed 69% of the operating lease obligation from a floating rate to a fixed rate obligation with a weighted-average rate of 4.83% through a combination of interest rate swap agreements, designated as cash flow hedges, and rate fixings with the lessor, maturing in 2012.

Fuel Swap Agreements

The fair values of our fuel swap agreements were estimated based on quoted market prices for similar or identical financial instruments to those we hold. Our exposure to market risk for changes in fuel prices relates to the forecasted consumption of fuel on our ships. Historically, we have used fuel swap and zero cost collar agreements to mitigate the impact of fluctuations in fuel prices. As of December 31, 2005 and 2004, we had fuel swap agreements, designated as cash flow hedges, to pay fixed prices for fuel with an aggregate notional amount of $92.4 million, maturing through 2007, and $35.4 million, maturing through 2005, respectively.

Note 11. Commitments and Contingencies

Capital Expenditures

As of December 31, 2005, we had three Freedom-class ships designated for Royal Caribbean International and one Solstice-class ship, Celebrity Solstice, on order for an additional capacity of approximately 13,800 berths. The aggregate cost of the ships is approximately $3.2 billion, of which we have deposited $311.4 million as of December 31, 2005. (See Note 10. Financial Instruments.)

As of December 31, 2005, we anticipated overall capital expenditures, including the four ships on order, will be approximately $1.1 billion for 2006, $1.1 billion for 2007, $1.6 billion for 2008 and $0.3 billion for 2009. (See Note 13. Subsequent Events.)

Litigation

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

In January 2006, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York alleging that we infringed rights in copyrighted works and other intellectual property by presenting performances on our cruise ships without securing the necessary licenses. The suit seeks payment of damages, disgorgement of profits and a permanent injunction against future infringement. We are not able at this time to estimate the impact of this preceding on us.

We are routinely involved in other claims typical within the cruise vacation industry. The majority of these claims is covered by insurance. We believe the outcome of such claims, net of expected insurance recoveries, will not have a material adverse effect upon our financial condition, results of operations or liquidity.

Operating Leases

On July 5, 2002, we added Brilliance of the Seas to Royal Caribbean International’s fleet. In connection with this addition, we novated our original ship building contract and entered into an operating lease denominated in British pound sterling. In connection with the novation of the contract, we received $77.7 million for reimbursement of shipyard deposits previously made. The lease payments vary based on sterling LIBOR. The lease has a contractual life of 25 years; however, the lessor has the right to cancel the lease at years 10 and 18. Accordingly, the lease term for accounting purposes is 10 years. In the event of early termination at year 10, we have the option to cause the sale of the vessel at its fair value and use the proceeds toward the applicable termination obligation plus any unpaid amounts due under the contractual term of the lease. Alternatively, we can make a termination payment of approximately £126 million, or approximately $216.7 million based on the exchange rate at December 31, 2005, and relinquish our right to cause the sale of the vessel. This is analogous to a guaranteed residual value. This termination amount, which is our maximum exposure, has been included in the table below for noncancelable operating leases. Under current circumstances we do not believe early termination of this lease is probable.

In addition, we are obligated under other noncancelable operating leases primarily for offices, warehouses and motor vehicles. As of December 31, 2005, future minimum lease payments under noncancelable operating leases were as follows (in thousands):

Year
2006	$ 47,262
2007	45,776
2008	43,395
2009	41,738
2010	41,437
Thereafter(1)	293,891

$ 513,499

(1)

Under the Brilliance of the Seas lease agreement, we may be required to make a termination payment of approximately £126 million, or approximately $216.7 million based on the exchange rate at December 31, 2005, if the lease is canceled in 2012. This is analogous to a guaranteed residual value.

Total expense for all operating leases amounted to $57.9 million, $54.5 million and $44.1 million for the years 2005, 2004 and 2003, respectively.

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

If any person other than A. Wilhelmsen AS. and Cruise Associates, our two principal shareholders, acquires ownership of more than 30% of our common stock and our two principal shareholders, in the aggregate, own less of our common stock than such person and do not collectively have the right to elect, or to designate for election, at least a majority of the board of directors, we may be obligated to prepay indebtedness outstanding under the majority of our credit facilities, which we may be unable to replace on similar terms. If this were to occur, it could have an adverse impact on our liquidity and operations.

At December 31, 2005, we have future commitments to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts as follows (in thousands):

Year
2006	$ 78,559
2007	66,822
2008	48,194
2009	22,389
2010	16,274
Thereafter	59,149

$ 291,387

Note 12. Related Parties

A. Wilhelmsen AS. and Cruise Associates collectively own approximately 36.2% of our common stock and are parties to a shareholders’ agreement which provides that our board of directors will consist of four nominees of A. Wilhelmsen AS., four nominees of Cruise Associates and our Chief Executive Officer. They have the power to determine, among other things, our policies and the policies of our subsidiaries and actions requiring shareholder approval.

Note 13. Subsequent Events

In January 2006, we partially settled a pending lawsuit against Rolls Royce and Alstom Power Conversion, (“Alstom”) co-producers of the Mermaid pod-propulsion system on Millennium-class ships, for the recurring Mermaid pod failures. Under the terms of the partial settlement, we received $38.0 million from Alstom and released them from the suit, which remains pending against Rolls Royce. The $38.0 million settlement resulted in an estimated gain of $36.0 million, net of estimated reimbursements to insurance companies, which will be recorded in other income during the first quarter of 2006.

In February 2006, we exercised an option to purchase an additional Solstice-class ship for Celebrity Cruises, Celebrity Equinox, for an additional capacity of approximately 2,850 berths, with scheduled delivery in the third quarter of 2009. Also, in February, 2006 we entered into an agreement with a shipyard to build a new class of ship for Royal Caribbean International, subject to certain conditions, for an additional capacity of approximately 5,400 berths, with scheduled delivery in the third quarter of 2009. Including these two additional ships, our anticipated overall capital expenditures at December 31, 2005 will increase to approximately $1.2 billion for 2006, $1.3 billion for 2007, $1.8 billion for 2008 and $1.9 billion in 2009. Over 81% of the aggregate cost of these ships is exposed to fluctuations in the euro exchange rate. We have an option to purchase an additional ship for Royal Caribbean International, exercisable through mid-March 2007, for an additional capacity of approximately 5,400 berths. If ordered, the optional ship will be delivered in the third quarter of 2010.

Note 14. Quarterly Selected Financial Data (Unaudited)

(In thousands, except per share data)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter

	2005	2004	2005	2004	2005	2004	2005		2004

	(in thousands, except per share data)
Total revenues	$1,168,077	$1,061,684	$1,203,242	$1,142,999	$1,502,215	$1,386,107	$1,029,640		$964,585

Operating income [1]	$201,178	$160,468	$214,135	$194,586	$400,456	$358,381	$55,796		$40,154

Income (loss) before cumulative effect of a change in accounting principle	$137,118	$95,846	$155,240	$122,159	$374,711	$282,471	$(3,604)		$(25,785)
Cumulative effect of a change in accounting principle [1]	52,491	-	-	-	-	-	-		-

Net income (loss)	$189,609	$95,846	$155,240	$122,159	$374,711	$282,471	$(3,604)		$(25,785)

Basic earnings (loss) per share:
Income (loss) before cumulative effect of a change in accounting principle	$0.68	$0.49	$0.76	$0.61	$1.79	$1.42	$(0.02)		$(0.13)
Cumulative effect of a change in accounting principle [1]	0.26	-	-	-	-	-		-	-

Net income (loss)	$0.94	$0.49	$0.76	$0.61	$1.79	$1.42	$(0.02)		$(0.13)

Diluted earnings (loss) per share:
Income (loss) before cumulative effect of a change in accounting principle	$0.64	$0.47	$0.72	$0.58	$1.64	$1.26	$(0.02)		$(0.13)
Cumulative effect of a change in accounting principle [1]	0.22	-	-	-	-	-	-		-

Net income (loss)	$0.86	$0.47	$0.72	$0.58	$1.64	$1.26	$(0.02)		$(0.13)

Dividends declared per share:	$0.13	$0.13	$0.13	$0.13	$0.15	$0.13	$0.15		$0.13

1 In the third quarter of 2005, we changed our method of accounting for drydocking costs. As a result of this change in accounting principle, we restated our previously reported results of operations for the first and second quarters of 2005 (see Note 2. Summary of Significant Accounting Policies).