Form 10-Q
period 2006-03-31
ROYAL CARIBBEAN CRUISES LTD
filed 2006-04-26
CIK 884887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

There were 211,889,465 shares of common stock outstanding as of April, 20, 2006.

ROYAL CARIBBEAN CRUISES LTD.

TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 6. Exhibits	24

SIGNATURES	25

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Quarter Ended
	March 31,

	2006	2005

Passenger ticket revenues	$ 842,263	$ 872,672
Onboard and other revenues	304,273	295,405

Total revenues	1,146,536	1,168,077

Cruise operating expenses
Commissions, transportation and other	202,265	213,572
Onboard and other	59,852	60,954
Payroll and related	117,334	127,785
Food	65,700	67,568
Fuel	112,743	71,112
Other operating	172,240	164,616

Total cruise operating expenses	730,134	705,607
Marketing, selling and administrative expenses	173,192	161,530
Depreciation and amortization expenses	102,159	99,762

Operating Income	141,051	201,178

Other income (expense)
Interest income	1,576	2,447
Interest expense, net of interest capitalized	(57,663)	(75,289)
Other income	34,535	8,782

	(21,552)	(64,060)

Income Before Cumulative Effect of a Change in Accounting Principle	119,499	137,118
Cumulative effect of a change in accounting principle	-	52,491

Net Income	$ 119,499	$ 189,609

Basic Earnings Per Share:
Income before cumulative effect of a change in accounting principle	$ 0.57	$ 0.68
Cumulative effect of a change in accounting principle	$ -	$ 0.26

Net income	$ 0.57	$ 0.94

Diluted Earnings per Share:
Income before cumulative effect of a change in accounting principle	$ 0.55	$ 0.64

Cumulative effect of a change in accounting principle	$ -	$ 0.22

Net income	$ 0.55	$ 0.86

Weighted-Average Shares Outstanding:
Basic	211,372	201,619

Diluted	230,695	236,209

The accompanying notes are an integral part of these financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of

	March 31,	December 31,
	2006	2005

	(unaudited)
Assets Current assets Cash and cash equivalents	$ 271,977	$ 125,385
Trade and other receivables, net	82,259	95,254
Inventories	59,027	57,803
Prepaid expenses and other assets	140,572	98,568

Total current assets	553,835	377,010
Property and equipment — at cost less accumulated depreciation and amortization	10,311,058	10,276,948
Goodwill — less accumulated amortization of $138,606	283,133	283,133
Other assets	403,701	318,680

	$11,551,727	$11,255,771

Liabilities and Shareholders’ Equity
Current liabilities Current portion of long-term debt	$ 595,653	$ 600,883
Accounts payable	150,092	159,910
Accrued expenses and other liabilities	309,257	342,995
Customer deposits	1,050,430	884,994

Total current liabilities	2,105,432	1,988,782
Long-term debt	3,592,772	3,553,892
Other long-term liabilities	158,814	158,632
Commitments and contingencies (Note 6) Shareholders’ equity Common stock ($.01 par value; 500,000,000 shares authorized; 217,601,358 and 216,504,849 shares issued)	2,176	2,165
Paid-in capital	2,736,520	2,706,236
Retained earnings	3,220,034	3,132,286
Accumulated other comprehensive loss	(5,922)	(28,263)
Treasury stock (6,371,567 and 6,143,392 common shares at cost)	(258,099)	(257,959)

Total shareholders’ equity	5,694,709	5,554,465

	$11,551,727	$11,255,771

The accompanying notes are an integral part of these financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Quarter Ended
	March 31,

	2006	2005

Operating Activities Net income	$ 119,499	$ 189,609
Adjustments:
Depreciation and amortization	102,159	99,762
Cumulative effect of a change in accounting principle	-	(52,491)
Accretion of original issue discount on debt	8,267	13,426
Changes in operating assets and liabilities:
Decrease (increase) in trade and other receivables, net	12,995	(716)
(Increase) decrease in inventories	(1,224)	675
Increase in prepaid expenses and other assets	(40,149)	(18,039)
(Decrease) increase in accounts payable	(9,818)	21,884
Decrease in accrued expenses and other liabilities	(14,896)	(5,993)
Increase in customer deposits	165,436	129,425
Other, net	1,619	4,165

Net cash provided by operating activities	343,888	381,707

Investing Activities Purchases of property and equipment	(135,898)	(74,928)
Purchases of notes from First Choice Holidays PLC	(100,000)	-
Purchases of short-term investments	-	(56,500)
Proceeds from sale of short-term investments	-	56,500
Other, net	(1,355)	(1,159)

Net cash used in investing activities	(237,253)	(76,087)

Financing Activities
Repayments of debt, net	(80,581)	(600,097)
Net proceeds from issuance of debt	125,000	-
Dividends	(31,753)	(28,049)
Proceeds from exercise of common stock options	16,739	5,152
Other, net	10,552	136

Net cash provided by (used in) financing activities	39,957	(622,858)

Net increase (decrease) in cash and cash equivalents	146,592	(317,238)
Cash and cash equivalents at beginning of period	125,385	628,578

Cash and cash equivalents at end of period	$271,977	$311,340

Supplemental Disclosure
Cash paid during the period for:
Interest, net of amount capitalized	$ 50,236	$ 59,401

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

The interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005.

Note 2. Summary of Significant Accounting Policies

Change in Accounting Principle Related to Drydocking Costs

In the third quarter of 2005, we changed our method of accounting for drydocking costs from the accrual in advance to the deferral method. The cumulative effect of the change on prior years of $52.5 million, or $0.22 per share on a diluted basis, was included in net income for the quarter ended March 31, 2005. Other than this one-time gain, the change did not have a material impact on our Consolidated Statements of Operations or Consolidated Balance Sheet.

Stock-Based Employee Compensation

We have three stock-based compensation plans which provide for awards to our officers, directors and key employees. The plans consist of a 1990 Employee Stock Option Plan, a 1995 Incentive Stock Option Plan and a 2000 Stock Award Plan. The 1990 Stock Option Plan and the 1995 Incentive Stock Option Plan terminated by their terms in March 2000 and February 2005, respectively. The 2000 Stock Award Plan, as amended, provides for the issuance of (i) incentive and non-qualified stock options, (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units and (v) performance shares of up to 13,000,000 shares of our common stock. During any calendar year, no one individual shall be granted awards of more than 500,000 shares. Options and restricted stock units outstanding as of March 31, 2006, vest in equal installments over three to five years and four to five years, respectively, from the date of grant. Generally, options and restricted stock units are forfeited if the recipient ceases to be a director or employee before the shares vest. Options are granted at a price not less than the fair value of the shares on the date of grant and expire not later than ten years after the date of grant.

We also provide an Employee Stock Purchase Plan to facilitate the purchase by employees of up to 800,000 shares of common stock. Offerings to employees are made on a quarterly basis. Subject to certain limitations, the purchase price for each share of common stock is equal to 90% of the average of the market prices of the common stock as reported on the New York Stock Exchange on the first business day of the purchase period and the last business day of each month of the purchase period.

Under an executive compensation program approved in 1994, we award to a trust 10,086 shares of common stock per quarter, up to a maximum of 806,880 shares.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”). SFAS 123R requires the measurement and recognition of compensation expense at fair value of employee stock awards. Compensation expense for awards and related tax effects is recognized as they vest. Through December 31, 2005, we used the intrinsic value method to account for stock-based awards to our employees under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and disclosed pro forma information as if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). We have adopted SFAS 123R using the modified prospective transition method in which we are recognizing compensation expense on the unvested portion of the awards over the remaining vesting period. Under this transition method, prior period results have not been restated. In addition, SFAS 123R requires us to estimate the amount of expected forfeitures in calculating compensation costs for all outstanding awards. Previously, we had accounted for forfeitures as they occurred. As of January 1, 2006, the cumulative effect of adopting the expected forfeiture method and the impact on cash flows was not significant.

The impact of adopting SFAS 123R for the quarter ended March 31, 2006 was a reduction of our net income by approximately $2.6 million or $0.01 on a basic and diluted earnings per share basis. Total compensation expense recognized under SFAS 123R was $4.7 million for the quarter ended March 31, 2006, of which $3.5 million has been included within marketing, selling and administrative expenses and $1.2 million within payroll and related expenses in our Consolidated Statements of Operations.

The following table illustrates the effect on income before cumulative effect of a change in accounting principle, net income and earnings per share for the quarter ended March 31, 2005, if we had applied the fair value recognition provisions of SFAS 123 (in thousands, except per share amounts):

Quarter Ended
March 31, 2005

Income before cumulative effect of a change in accounting principle, as reported	$137,118
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(2,725)

Pro forma income before cumulative effect of a change in accounting principle	134,393
Add: Interest on dilutive convertible notes	13,944

Pro forma income before cumulative effect of a change in accounting principle for diluted earnings per share	$148,337

Net income, as reported	$189,609
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(2,725)

Pro forma net income	186,884
Add: Interest on dilutive convertible notes	13,944

Pro forma net income for diluted earnings per share	$200,828

Weighted-average common shares outstanding	201,619
Dilutive effect of stock options and restricted stock awards	2,857
Dilutive effect of convertible notes	31,270

Diluted weighted-average shares outstanding	235,746

Earnings per share before cumulative effect of a change in accounting principle:
Basic — as reported	$ 0.68
Basic — pro forma	$ 0.67

Diluted — as reported	$ 0.64
Diluted — pro forma	$ 0.63
Earnings per share:
Basic — as reported	$ 0.94
Basic — pro forma	$ 0.93

Diluted — as reported	$ 0.86
Diluted — pro forma	$ 0.85

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The estimated fair value of stock options, less estimated forfeitures, is amortized over the vesting period using the graded-vesting method. The assumptions used in the Black-Scholes option-pricing model are as follows:

	Quarter Ended
	March 31,

	2006	2005

Dividend yield	1.4%	0.9%
Expected volatility	33.0%	48.8%
Risk-free interest rate	4.5%	3.6%
Expected life (in years)	5.0	5.0

Upon the adoption of SFAS 123R, expected volatility was based on a combination of historical and implied volatilities. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected option life assumed at the date of grant. The expected term was calculated based on historical experience and represents the time period options actually remain outstanding. We estimated forfeitures based on historical pre-vesting forfeitures and shall revise those estimates in subsequent periods if actual forfeitures differ from those estimates. For purposes of calculating pro forma information for periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

Stock options activity is summarized in the following table:

Stock Options Activity	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value[1]
			(years)	(in thousands)
Outstanding at January 1, 2006	6,858,134	$30.00	5.54	$103,283
Granted	890,971	$44.41
Exercised	(652,462)	$21.69
Canceled	(72,722)	$39.33

Outstanding at March 31, 2006	7,023,921	$32.47	6.05	$ 67,078

Options Exercisable at March 31, 2006	4,818,750	$29.03		$ 62,596

1 The intrinsic value represents the amount by which the fair value of stock exceeds the option exercise price.

The weighted-average estimated fair value of stock options granted during the quarters ended March 31, 2006 and 2005 was $14.16 and $20.56, respectively. The total intrinsic value of stock options exercised during the quarters ended March 31, 2006 and 2005 was $14.5 million and $8.8 million, respectively. As of March 31, 2006, there was approximately $19.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under our stock incentive plans which is expected to be recognized over a weighted-average period of 1.9 years.

Restricted stock units are converted into shares of common stock upon vesting on a one-for-one basis. The cost of these awards is determined using the fair value of our common stock on the date of the grant and compensation expense is recognized over the vesting period. Restricted stock activity is summarized in the following table:

Restricted Stock Activity	Number of Awards	Weighted-Average Grant Date Fair Value

Non-vested share units at January 1, 2006	345,530	$42.67
Granted	175,306	$44.42
Vested	(82,503)	$41.45
Canceled	(7,788)	$43.16

Non-vested share units expected to vest at March 31, 2006	430,545	$43.60

The weighted-average estimated fair value of restricted stock units granted during the quarter ended March 31, 2005 was $47.96. As of March 31, 2006, we had $10.2 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock unit grants, which will be recognized over the weighted-average period of 1.6 years.

Reclassifications

A reclassification has been made to our prior year amounts to separately disclose fuel expense in our Consolidated Statements of Operations to conform to the current year presentation.

Note 3. Earnings Per Share

A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Quarter Ended
	March 31,

	2006	2005

Income before cumulative effect of a change in accounting principle	$119,499	$137,118
Cumulative effect of a change in accounting principle	-	52,491

Net income	119,499	189,609
Interest on dilutive convertible notes	8,136	13,944

Net income for diluted earnings per share	$127,635	$203,553

Weighted-average common shares outstanding	211,372	201,619
Dilutive effect of stock options and restricted stock awards	2,122	3,320
Dilutive effect of convertible notes	17,201	31,270

Diluted weighted-average shares outstanding	230,695	236,209

Basic earnings per share:
Income before cumulative effect of a change in accounting principle	$ 0.57	$ 0.68
Cumulative effect of a change in accounting principle	$ -	$ 0.26
Net income	$ 0.57	$ 0.94

Diluted earnings per share:
Income before cumulative effect of a change in accounting principle	$ 0.55	$ 0.64
Cumulative effect of a change in accounting principle	$ -	$ 0.22
Net income	$ 0.55	$ 0.86

Diluted earnings per share did not include options to purchase 2.6 million shares for the first quarter of 2006 because the effect of including them would have been antidilutive.

Note 4. Other Assets

In March 2006, we purchased $100.0 million of notes issued by First Choice Holidays PLC (“First Choice”), our joint-venture partner in Island Cruises. The notes bear interest at 6% and are due from First Choice in March 2009.

Note 5. Shareholders' Equity

We declared and paid cash dividends on common shares of $0.15 and $0.13 per share during the first quarters in 2006 and 2005, respectively.

Note 6. Commitments and Contingencies

Capital Expenditures. The planned berths and expected delivery dates of our ships on order are as follows:

Ship	Expected Delivery Date	Approximate Berths
Royal Caribbean International:
Freedom-class:
Freedom of the Seas	2nd Quarter 2006	3,650
Liberty of the Seas	2nd Quarter 2007	3,650
Unnamed	2nd Quarter 2008	3,650
New Class (unnamed)
Unnamed	3rd Quarter 2009	5,400
Celebrity Cruises:
Solstice-class:
Celebrity Solstice	4th Quarter 2008	2,850
Celebrity Equinox	3rd Quarter 2009	2,850

The aggregate cost of these ships is approximately $5.3 billion, of which we have deposited $376.3 million as of March 31, 2006. Approximately 15.6% of the aggregate cost was exposed to fluctuations in the euro exchange rate at March 31, 2006.

We have an option to purchase an additional ship for Royal Caribbean International, exercisable through March 2007, for an additional capacity of approximately 5,400 berths. If ordered, this ship will be delivered in the third quarter of 2010.

As of March 31, 2006, we anticipated overall capital expenditures, including the six ships on order, will be approximately $1.2 billion for 2006, $1.3 billion for 2007, $1.8 billion for 2008 and $1.9 billion for 2009.

Litigation. In January 2006, we partially settled a pending lawsuit against Rolls Royce and Alstom Power Conversion, co-producers of the Mermaid pod-propulsion system on Millennium-class ships, for the recurring Mermaid pod failures. Under the terms of the partial settlement, we received $38.0 million from Alstom and released them from the suit, which remains pending against Rolls Royce. The $38.0 million settlement resulted in a gain of $36.0 million, net of reimbursements to insurance companies, which we have recorded within other income in our Consolidated Statements of Operations.

In April 2005, a purported class action lawsuit was filed in the United States District Court for the Southern District of Florida alleging that Celebrity Cruises improperly requires its cabin stewards to share guest gratuities with assistant cabin stewards. The suit sought payment of damages, including penalty wages under 46 U.S.C. Section 10113 of U.S. law and interest. In March 2006, the Court granted our motion to dismiss the lawsuit. In April 2006, the plaintiffs filed an appeal of the dismissal to the Eleventh Circuit Court of Appeals.

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

Note 7. Comprehensive Income

Comprehensive income includes net income and changes in the fair value of derivative instruments that qualify as cash flow hedges. The cumulative changes in fair value of the derivatives are deferred and recorded as a component of accumulated other comprehensive loss until the hedged transactions are realized and recognized in earnings. Comprehensive income was as follows (in thousands):

	Quarter Ended
	March 31,

	2006	2005

Net income	$119,499	$189,609
Changes related to cash flow derivative hedges	22,342	(31,465)

Total comprehensive income	$141,841	$158,144

Note 8. Subsequent Events

In April 2006, we entered into and drew in full a $570.0 million unsecured term loan due through 2013 at a current interest rate of 3.77%. The proceeds of this loan were used towards the purchase of Freedom of the Seas, which was delivered in April 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements under this caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this document constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Words such as “expect,” “anticipate,” “goal,” “project,” “plan,” “believe,” “seek” and similar expressions are intended to identify these forward-looking statements. Forward-looking statements do not guarantee future performance and may involve risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to the following:

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

• the impact of pending or threatened litigation,

• the delivery of scheduled new ships,

• emergency ship repairs,

• negative incidents involving cruise ships including those involving the health and safety of passengers,

• reduced consumer demand for cruises as a result of any number of reasons, including geo-political and economic uncertainties and the unavailability of air service,

• fears of terrorist attacks, armed conflict and the resulting concerns over safety and security aspects of traveling,

• the impact of the spread of contagious diseases,

• the availability under our unsecured revolving credit facility, cash flows from operations and our ability to obtain new borrowings and raise new          capital on terms that are favorable or consistent with our expectations to fund operations, debt payment requirements, capital expenditures and          other commitments.

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

This report should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2005.

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

Net Debt-to-Capital is a ratio which represents total long-term debt, including current portion of long-term debt, less cash and cash equivalents (“Net Debt”) divided by the sum of Net Debt and shareholders' equity ("Capital"). We believe Net Debt and Net Debt-to-Capital, along with total long-term debt and shareholders' equity are useful measures of our capital structure.

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

Overview

Our revenues consist of the following:

Passenger ticket revenues consist of revenue recognized from the sale of passenger tickets and the sale of air transportation to and from our ships.

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

Summary of Historical Results of Operations

Our demand environment remained positive during the first quarter of 2006 allowing us to achieve pricing for our products comparable to prior year. This trend along with strong onboard passenger spending allowed us to achieve a moderate increase in Net Yields for the first quarter of 2006 compared to the same period in 2005. The increase in Net Yields, however, was more than offset by our decrease in capacity resulting in a decrease in our total revenues for the first quarter 2006 as compared to the same period in 2005. Also, increases in fuel costs continue to be a challenge for us in 2006. While we continue our efforts to mitigate this increase, fuel costs on an APCD basis increased by 63.3% during the first quarter of 2006 as compared to the same period in 2005. As a result, our net income was $119.5 million or $0.55 per share on a diluted basis for the first quarter of 2006 compared to $189.6 million or $0.86 per share for the first quarter of 2005.

Highlights for the first quarter include:

•

Total revenues for the first quarter of 2006 decreased 1.8% to $1.1 billion from total revenues of $1.2 billion for the same period in 2005 primarily due to a 2.9% decrease in capacity partially offset by a 1.1% increase in Gross Yields.

•	Net Cruise Costs per APCD increased 11.4% in the first quarter of 2006 compared to the same period in 2005 primarily as a result of an increase in the cost of fuel.

•	We reached a partial settlement of our lawsuit related to our recurring pod failures resulting in a net gain of $36.0 million.

•	2005 results included a one-time gain of $52.5 million resulting from the change in accounting for drydocking costs from the accrual in advance method to the deferral method.

•	Net Debt-to-Capital decreased to 40.7% as of March 31, 2006 as compared to 42.0% as of December 31, 2005.

•

During the first quarter of 2006, we exercised an option to purchase the Celebrity Equinox and entered into an agreement to build a new class of ship for Royal Caribbean International. As of March 31, 2006, we have a total of six ships on order for an additional capacity of approximately 22,050 berths.

Our revenues are seasonal based on the demand for cruises. Demand is strongest for cruises during the summer months and holidays.

The following table presents historical operating data as a percentage of total revenues:

	Quarter Ended
	March 31,

	2006	2005

Passenger ticket revenues	73.5	74.7
Onboard and other revenues	26.5	25.3

Total revenues	100.0%	100.0%

Cruise operating expenses
Commissions, transportation and other	17.7	18.3
Onboard and other	5.2	5.2
Payroll and related	10.2	11.0
Food	5.7	5.8
Fuel	9.8	6.1
Other operating	15.1	14.1

Total cruise operating expenses	63.7	60.5
Marketing, selling and administrative expenses	15.1	13.8
Depreciation and amortization expenses	8.9	8.5

Operating income	12.3	17.2
Other income (expense)	(1.9)	(5.5)

Income before cumulative effect of a change in accounting principle	10.4	11.7
Cumulative effect of a change in accounting principle	-	4.5

Net income	10.4%	16.2%

Unaudited selected historical statistical information is shown in the following table:

	Quarter Ended
	March 31,

	2006	2005

Passengers Carried	875,051	860,014
Passenger Cruise Days	5,574,349	5,772,957
APCD	5,303,570	5,462,012
Occupancy	105.1%	105.7%

Gross Yields and Net Yields were calculated as follows (in thousands, except APCD and Yields):

	Quarter Ended
	March 31,

	2006	2005

Passenger ticket revenues	$ 842,263	$ 872,672
Onboard and other revenues	304,273	295,405

Total revenues	1,146,536	1,168,077

Less:
Commissions, transportation and other	202,265	213,572
Onboard and other	59,852	60,954

Net revenues	$ 884,419	$ 893,551

APCD	5,303,570	5,462,012
Gross Yields	$ 216.18	$ 213.85
Net Yields	$ 166.76	$ 163.59

Gross Cruise Costs and Net Cruise Costs were calculated as follows (in thousands, except APCD and costs per APCD):

	Quarter Ended
	March 31,

	2006	2005

Total cruise operating expenses	$ 730,134	$ 705,607
Marketing, selling and administrative expenses	173,192	161,530

Gross Cruise Costs	903,326	867,137

Less:
Commissions, transportation and other	202,265	213,572
Onboard and other	59,852	60,954

Net Cruise Costs	$ 641,209	$ 592,611

APCD	5,303,570	5,462,012
Gross Cruise Costs per APCD	$ 170.32	$ 158.76
Net Cruise Costs per APCD	$ 120.90	$ 108.50

Net Debt-to-Capital was calculated as follows (in thousands):

	Quarter Ended
	March 31,

	2006	2005

Long-term debt	$3,592,772	$4,794,517
Current portion of long-term debt	595,653	330,419

Total long-term debt	4,188,425	5,124,936

Less: Cash and cash equivalents	271,977	311,340

Net debt	3,916,448	4,813,596

Shareholders' equity	5,694,709	4,952,756
Net debt	3,916,448	4,813,596

Capital	$9,611,157	$9,766,352

Net Debt-to-Capital	40.7%	49.3%

Outlook

Full Year 2006

The pace of bookings and consumer demand remains positive. Accordingly, we forecast that Net Yields for the full year 2006 will increase in the range of 3% to 4% compared to 2005.

We estimate that Net Cruise Costs per APCD for 2006 will increase in the range of 5% to 6% as compared to the prior year, driven by the following principal factors:

•

Higher fuel costs account for approximately 3.6 percentage points of this increase. Our current “at-the-pump” fuel price is $432 per metric ton, which is 21% higher than the average price for 2005 of $358 per metric ton. If fuel prices for the rest of the year remain at today’s level, we estimate that our 2006 fuel costs (net of hedging and fuel savings initiatives) will increase approximately $105 million.

•	Non-fuel expenses account for the remainder of the increase, due to the following:
- Expensing of stock options of $12 million as a result of our adoption of the new stock-
based compensation accounting standard,
- Expenses related to ship refurbishments and other corporate projects,
- Additional costs of operating in Cozumel resulting from hurricane damage, and
- General inflationary pressures, some of which will be absorbed.

Depreciation and amortization expense is expected to be in the range of $425 to $445 million and net interest expense is expected to be in the range of $240 to $260 million.

Based upon expectations and assumptions contained in this outlook section, we reiterate our previous guidance and expect full year 2006 earnings per share to be in the range of $2.95 to $3.15 per share.

Second Quarter 2006

We expect Net Yields for the second quarter of 2006 will increase approximately 5% compared to the second quarter of 2005.

We estimate that Net Cruise Costs per APCD for the second quarter of 2006 will increase approximately 13% compared to the same quarter in 2005. The primary drivers of this increase are as follows:

•

Higher fuel costs account for approximately 4.5 percentage points of the increase. Our current “at-the-pump” fuel price is $432 per metric ton, which is 28% higher than the average price for the second quarter of 2005 of $337 per metric ton. If fuel prices for the rest of the quarter remain at today’s level, the company estimates that its second quarter 2006 fuel costs (net of hedging and fuel savings initiatives) will increase approximately $29 million.

•	Timing of expenses, including refurbishment, marketing, and general and administrative items.

Based upon the expectations and assumptions contained in this outlook section, we expect second quarter 2006 earnings per share to be in the range of $0.50 to $0.55.

Quarter Ended March 31, 2006 Compared to Quarter Ended March 31, 2005

Revenues

Net revenues decreased 1.0% in the first quarter of 2006 compared to the same period in 2005 due to a 2.9% decrease in capacity partially offset by a 1.9% increase in Net Yields. The decrease in capacity was due to the charter of Horizon to Island Cruises, our joint venture with First Choice Holidays PLC (“First Choice”), in October of 2005 and an increase in the number of ships in drydock during the quarter. This decrease in capacity was partially offset by additional capacity from the lengthening of Enchantment of the Seas. The increase in Net Yields was primarily due to an increase in onboard spending on a per passenger basis. Occupancy in the first quarter of 2006 was 105.1% compared to 105.7% for the same period in 2005. Gross Yields increased 1.1% in the first quarter of 2006 compared to 2005 primarily due to the same reasons discussed above for Net Yields.

Onboard and other revenues included concession revenues of $54.1 million and $51.4 million in the first quarters of 2006 and 2005, respectively. The increase in concession revenues was primarily due to higher amounts spent per passenger onboard.

Expenses

Net Cruise Costs increased 8.2% in the first quarter of 2006 compared to the same period in 2005 due to an 11.4% increase in Net Cruise Costs per APCD partially offset by a 2.9% decrease in capacity, as mentioned above. Approximately 7.6 percentage points of the increase in Net Cruise Costs per APCD was attributed to increases in fuel costs. Total fuel costs (net of the financial impact of fuel swap agreements) for the first quarter of 2006 increased 64.7% per metric ton. As a percentage of total revenues, fuel costs were 9.8% and 6.1% in the first quarter of 2006 and 2005, respectively. The remaining 3.8 percentage points of the increase in Net Cruise Costs per APCD were primarily attributed to marketing and refurbishment expenses. Marketing expenses increased primarily due to an increase in television and print media spending. Refurbishment expenses increased due to a larger portion of drydocks scheduled in the first quarter of 2006 as compared to the same period in 2005. Gross Cruise Costs increased 4.2% in the first quarter of 2006 compared to the same period in 2005, which was a lower percentage increase than Net Cruise Costs primarily due to lower commission expense as a result of reduced capacity mentioned above and a lower proportion of passengers who purchased air transportation from us in the first quarter of 2006.

Depreciation and amortization expenses increased 2.4% in the first quarter of 2006 compared to the same period in 2005. The increase was primarily due to depreciation associated with ship revitalizations and shore-side additions.

Other Income (Expense)

Gross interest expense decreased to $64.7 million in the first quarter of 2006 from $78.3 million for the same period in 2005. The decrease was primarily attributable to a lower average debt level, partially offset by higher interest rates. Interest capitalized during the first quarter of 2006 increased to $7.1 from $3.0 million during the same period in 2005 primarily due to a higher average level of investment in ships under construction.

In January 2006, we partially settled a pending lawsuit against Rolls Royce and Alstom Power Conversion, co-producers of the Mermaid pod-propulsion system on Millennium-class ships, for the recurring Mermaid pod failures.

Under the terms of the partial settlement, we received $38.0 million from Alstom and released them from the suit, which remains pending against Rolls Royce. The $38.0 million settlement resulted in a gain of $36.0 million, net of reimbursements to insurance companies. Dividend income decreased approximately $6.0 million for the first quarter 2006 compared to the same period in 2005 due to the redemption of our First Choice investment in the third quarter of 2005.

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

Liquidity and Capital Resources

Sources and Uses of Cash

Cash flow generated from operations provides us with a significant source of liquidity. Net cash provided by operating activities was $343.9 million for the first quarter of 2006 compared to $381.7 million for the same period in 2005. The decrease was primarily due to a decrease in income before cumulative effect of a change in accounting principle.

Net cash used in investing activities increased $161.2 million to $237.3 million in the first quarter of 2006 compared to the same period in 2005. The increase in the first quarter of 2006 was primarily due to the purchases of $100.0 million of notes from First Choice and capital expenditures. Our capital expenditures increased to approximately $135.9 million in the first quarter of 2006 from $74.9 million for the same period in 2005, primarily due to an increase in the number of ships under construction.

Net cash provided by financing activities was $40.0 million in the first quarter of 2006 compared to net cash used in financing activities of $622.9 million for the same period in 2005. During the first quarter of 2006, we drew $125.0 million and made payments of $60.0 million on our revolving credit facility. In addition, we made payments of $19.2 million on a loan secured by a Celebrity ship and $1.4 million on capital leases. During the first quarter of 2006, we received $16.7 million in connection with the exercise of common stock options and we paid quarterly cash dividends on our common stock of $31.8 million. These events contributed to improve our Net Debt-to-Capital to 40.7% in the first quarter of 2006 compared to 49.3% for the same period in 2005.

Interest capitalized during the first quarter of 2006 increased to $7.1 million from $3.0 million for the same period in 2005 due to a higher average level of investment in ships under construction.

Future Capital Commitments

As of March 31, 2006, we had three Freedom-class ships designated for Royal Caribbean International and two Solstice-class ships on order for Celebrity Cruises for an additional capacity of approximately 16,650 berths. Also, we entered into an agreement with a shipyard to build a new class of ship for Royal Caribbean International for an additional capacity of approximately 5,400 berths. The aggregate cost of the six ships on order is approximately $5.3 billion, of which we have deposited $376.3 million as of March 31, 2006. Approximately 15.6% of the aggregate cost of the ships was exposed to fluctuations in the euro exchange rate at March 31, 2006.

As of March 31, 2006, we anticipated overall capital expenditures, including the six ships on order, will be approximately $1.2 billion for 2006, $1.3 billion for 2007, $1.8 billion for 2008 and $1.9 billion for 2009.

Contractual Obligations and Off-Balance Sheet Arrangements

As of March 31, 2006, our contractual obligations were as follows (in thousands):

	Payments due by period

		Less than 1	1-3	3-5	More than 5
	Total	year	years	years	years

Long-term debt obligations(1)(2)	$4,141,466	$593,532	$566,493	$2,120,640	$860,801
Capital lease obligations(3)	46,959	2,121	1,558	2,070	41,210
Operating lease obligations(4)(5)	510,003	46,204	90,707	84,244	288,848
Ship purchase obligations(6)	4,290,458	782,807	2,052,126	1,455,525	—
Other(7)	303,479	74,341	115,292	41,217	72,629

Total	$9,292,365	$1,499,005	$2,826,176	$3,703,696	$1,263,488

(1)	Amounts exclude interest, except for the accreted value of our zero coupon convertible notes and Liquid Yield Option™ Notes.
(2)

The $128.0 million accreted value of the zero coupon convertible notes at March 31, 2006 is included in the three to five years category. The $538.3 million accreted value of the Liquid Yield Option™ Notes at March 31, 2006 is included in the three to five years category. The holders of our zero coupon convertible notes and our Liquid Yield Option™ Notes may require us to purchase any notes outstanding at an accreted value of $148.2 million on May 18, 2009 and $679.5 million on February 2, 2011, respectively. These accreted values were calculated based on the number of notes outstanding at March 31, 2006. We may choose to pay any amounts in cash or common stock or a combination thereof.

(3)	Amounts exclude interest. We are obligated under noncancelable operating leases primarily for a ship, offices, warehouses, computer equipment and motor vehicles.
(4)

Under the Brilliance of the Seas lease agreement, we may be required to make a termination payment of approximately £126 million, or approximately $219.8 million based on the exchange rate at March 31, 2006, if the lease is canceled in 2012. This amount is included in the more than five years category.

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

Funding Sources

As of March 31, 2006, our liquidity was $1.1 billion consisting of approximately $0.3 billion in cash and cash equivalents and $0.8 billion available under our unsecured revolving credit facility. We have contractual obligations of approximately $1.5 billion due during the twelve-month period ending March 31, 2007. We anticipate these contractual obligations will be funded through a combination of cash flows from operations, drawdowns under our available unsecured revolving credit facility, the incurrence of additional indebtedness and the sales of equity or debt securities in private or public securities markets. Although we believe our existing unsecured revolving credit facility, cash flows from operations, our ability to obtain new borrowings and/or raise new capital or a combination of these sources will be sufficient to fund operations, debt payment requirements, capital expenditures and other commitments over the next twelve-month period, there can be no assurances that these sources of cash will be available in accordance with our expectations.

Our financing agreements contain covenants that require us, among other things, to maintain minimum net worth, and fixed charge coverage ratio and limit our debt-to-capital ratio. We were in compliance with all covenants as of March 31, 2006.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of certain market risks related to our business, see Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our annual report on Form 10-K for the year ended December 31, 2005. There have been no significant developments or material changes with respect to our exposure to the market risks previously reported in Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 during the quarter ended March 31, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As previously reported in our 2005 Annual Report on Form 10-K, a purported class action lawsuit was filed in April 2005 in the United States District Court for the Southern District of Florida alleging that Celebrity Cruises improperly requires its cabin stewards to share guest gratuities with assistant cabin stewards. The suit sought payment of damages, including penalty wages under 46 U.S.C. Section 10113 of U.S. law and interest. In March 2006, the Court granted our motion to dismiss the lawsuit. In April 2006, the plaintiffs filed an appeal of the dismissal to the Eleventh Circuit U.S. Court of Appeals.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about repurchases of common stock during the quarter ended March 31, 2006:

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or	Maximum Number of Shares that May Yet Be Purchased Under the Plans or
Period	Purchased	Per Share	Programs (a)	Programs

January 1 to January 31	-	-	-	-
February 1 to February 28	218,089	$43.67	5,724,581	-
March 1 to March 31	-	-	-	-

(a) In February 2006, the forward sale contract to our Accelerated Share Repurchase transaction matured and, upon settlement of the contract, we received 218,089 additional shares of our common stock.

Item 6. Exhibits

10.1	Second Amendment to Lease and Lease Commencement Agreement dated March 20, 2006 between Workstage-Oregon LLC and the company.

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

Date: April 25, 2006