Form 10-Q
period 2006-06-30
ROYAL CARIBBEAN CRUISES LTD
filed 2006-07-27
CIK 884887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

There were 208,157,491 shares of common stock outstanding as of July 21, 2006.

ROYAL CARIBBEAN CRUISES LTD.

TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 4. Submission of Matters to a Vote of Security Holders	29

Item 6. Exhibits	29

SIGNATURES	30

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Quarter Ended
	June 30,

	2006	2005

Passenger ticket revenues	$952,907	$887,952
Onboard and other revenues	340,077	315,290

Total revenues	1,292,984	1,203,242

Cruise operating expenses
Commissions, transportation and other	228,733	212,099
Onboard and other	84,926	80,189
Payroll and related	123,427	126,287
Food	65,592	65,216
Fuel	121,487	87,297
Other operating	200,808	169,082

Total cruise operating expenses	824,973	740,170
Marketing, selling and administrative expenses	181,744	148,962
Depreciation and amortization expenses	102,023	99,975

Operating Income	184,244	214,135

Other income (expense)
Interest income	5,741	1,398
Interest expense, net of interest capitalized	(66,649)	(68,742)
Other (expense) income	(909)	8,449

	(61,817)	(58,895)

Net Income	$ 122,427	$ 155,240

Earnings Per Share:
Basic	$0.58	$0.76

Diluted	$0.57	$0.72

Weighted-Average Shares Outstanding:
Basic	211,252	202,989

Diluted	228,193	235,970

The accompanying notes are an integral part of these financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Six Months Ended
	June 30,

	2006	2005

Passenger ticket revenues	$1,795,170	$1,760,624
Onboard and other revenues	644,350	610,695

Total revenues	2,439,520	2,371,319

Cruise operating expenses
Commissions, transportation and other	430,998	425,671
Onboard and other	144,778	141,143
Payroll and related	240,761	254,072
Food	131,292	132,784
Fuel	234,230	158,409
Other operating	373,048	333,698

Total cruise operating expenses	1,555,107	1,445,777
Marketing, selling and administrative expenses	354,936	310,492
Depreciation and amortization expenses	204,182	199,737

Operating Income	325,295	415,313

Other income (expense)
Interest income	7,317	3,845
Interest expense, net of interest capitalized	(124,312)	(144,031)
Other income	33,626	17,231

	(83,369)	(122,955)

Income Before Cumulative Effect of a Change in Accounting Principle	241,926	292,358

Cumulative effect of a change in accounting principle	-	52,491

Net Income	$ 241,926	$ 344,849

Basic Earnings Per Share:
Income before cumulative effect of a change in accounting principle	$1.14	$1.45

Cumulative effect of a change in accounting principle	$ -	$0.26

Net income	$1.14	$1.70

Diluted Earnings Per Share:
Income before cumulative effect of a change in accounting principle	$1.12	$1.36

Cumulative effect of a change in accounting principle	$ -	$0.22

Net income	$1.12	$1.58

Weighted-Average Shares Outstanding:
Basic	211,312	202,308

Diluted	229,438	236,091

The accompanying notes are an integral part of these financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of

	June 30,	December 31,
	2006	2005

	(unaudited)
Assets Current assets Cash and cash equivalents	$ 323,183	$ 125,385
Trade and other receivables, net	84,398	95,254
Inventories	74,866	57,803
Prepaid expenses and other assets	187,230	98,568

Total current assets	669,677	377,010
Property and equipment — at cost less accumulated depreciation and amortization	10,904,463	10,276,948
Goodwill — less accumulated amortization of $138,606	283,133	283,133
Other assets	442,813	318,680

	$12,300,086	$11,255,771

Liabilities and Shareholders’ Equity
Current liabilities Current portion of long-term debt	$ 482,870	$ 600,883
Accounts payable	204,558	159,910
Accrued expenses and other liabilities	340,200	342,995
Customer deposits	1,254,464	884,994

Total current liabilities	2,282,092	1,988,782
Long-term debt	4,171,619	3,553,892
Other long-term liabilities	195,915	158,632
Commitments and contingencies (Note 7) Shareholders’ equity Common stock ($.01 par value; 500,000,000 shares authorized; 218,083,677 and 216,504,849 shares issued)	2,181	2,165
Paid-in capital	2,757,244	2,706,236
Retained earnings	3,310,667	3,132,286
Accumulated other comprehensive income (loss)	3,188	(28,263)
Treasury stock (10,595,783 and 6,143,392 common shares at cost)	(422,820)	(257,959)

Total shareholders’ equity	5,650,460	5,554,465

	$12,300,086	$11,255,771

The accompanying notes are an integral part of these financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended
	June 30,

	2006	2005

Operating Activities Net income	$ 241,926	$ 344,849
Adjustments:
Depreciation and amortization	204,182	199,737
Cumulative effect of a change in accounting principle	-	(52,491)
Accretion of original issue discount on debt	15,759	26,606
Changes in operating assets and liabilities:
Decrease (increase) in trade and other receivables, net	10,856	(1,410)
Increase in inventories	(17,063)	(7,284)
Increase in prepaid expenses and other assets	(63,803)	(39,195)
Increase in accounts payable	44,648	14,885
Decrease in accrued expenses and other liabilities	(6,851)	(3,586)
Increase in customer deposits	369,470	277,530
Accreted interest paid on LYONs repurchase	(121,199)	-
Other, net	5,794	11,601

Net cash provided by operating activities	683,719	771,242

Investing Activities Purchases of property and equipment	(830,956)	(152,451)
Purchases of notes from First Choice Holidays PLC	(100,000)	-
Purchases of short-term investments	-	(56,500)
Proceeds from sale of short-term investments	-	56,500
Other, net	7,110	(7,850)

Net cash used in investing activities	(923,846)	(160,301)

Financing Activities
Net proceeds from issuance of debt	1,591,215	-
Debt issuance costs	(8,122)	-
Repayments of debt, net	(947,512)	(900,492)
Dividends	(63,545)	(54,807)
Proceeds from exercise of common stock options	22,646	15,319
Purchases of treasury stock	(164,582)	-
Other, net	7,825	(1,511)

Net cash provided by (used in) financing activities	437,925	(941,491)

Net increase (decrease) in cash and cash equivalents	197,798	(330,550)
Cash and cash equivalents at beginning of period	125,385	628,578

Cash and cash equivalents at end of period	$ 323,183	$ 298,028

Supplemental Disclosure
Cash paid during the period for:
Interest, net of amount capitalized	$ 227,675	$ 125,293

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

Note 2. Summary of Significant Accounting Policies

Change in Accounting Principle Related to Drydocking Costs

In the third quarter of 2005, we changed our method of accounting for drydocking costs from the accrual in advance to the deferral method. The cumulative effect of the change on prior years of $52.5 million, or $0.22 per share on a diluted basis, was included in net income for the six months ended June 30, 2005. Other than this one-time gain, the change did not have a material impact on our Consolidated Statements of Operations or Consolidated Balance Sheet.

Stock-Based Employee Compensation

We have three stock-based compensation plans which provide for awards to our officers, directors and key employees. The plans consist of a 1990 Employee Stock Option Plan, a 1995 Incentive Stock Option Plan and a 2000 Stock Award Plan. The 1990 Stock Option Plan and the 1995 Incentive Stock Option Plan terminated by their terms in March 2000 and February 2005, respectively. The 2000 Stock Award Plan, as amended, provides for the issuance of (i) incentive and non-qualified stock options, (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units and (v) performance shares of up to 13,000,000 shares of our common stock. During any calendar year, no one individual shall be granted awards of more than 500,000 shares. Options and restricted stock units outstanding as of June 30, 2006, vest in equal installments over three to five years and four to five years, respectively, from the date of grant. Generally, options and restricted stock units are forfeited if the recipient ceases to be a director or employee before the shares vest. Options are granted at a price not less than the fair value of the shares on the date of grant and expire not later than ten years after the date of grant.

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

The impact of adopting SFAS 123R was a reduction of our net income by approximately $2.7 million or $0.01 on a basic and diluted earnings per share basis for the quarter ended June 30, 2006 and $5.6 million or $0.03 and $0.02 on a basic and diluted earnings per share basis, respectively, for the six months ended June 30, 2006.

Total compensation expense recognized under SFAS 123R for the quarter ended June 30, 2006 was $4.5 million, of which $3.4 million has been included within marketing, selling and administrative expenses and $1.1 million within payroll and related expenses. Total compensation expense recognized under SFAS 123R for the six months ended June 30, 2006 was $9.2 million, of which $6.9 million has been included within marketing, selling and administrative expenses and $2.3 million within payroll and related expenses.

The following table illustrates the effect on income before cumulative effect of a change in accounting principle, net income and earnings per share for the quarter ended and six months ended June 30, 2005, if we had applied the fair value recognition provisions of SFAS 123 (in thousands, except per share amounts):

	Quarter Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Income before cumulative effect of a change in accounting principle, as reported	$155,240	$292,358
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(2,458)	(5,183)

Pro forma income before cumulative effect of a change in accounting principle	152,782	287,175
Add: Interest on dilutive convertible notes	13,700	27,644

Pro forma income before cumulative effect of a change in accounting principle for diluted earnings per share	$166,482	$314,819

Net income, as reported	$155,240	$344,849
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(2,458)	(5,183)

Pro forma net income	152,782	339,666
Add: Interest on dilutive convertible notes	13,700	27,644

Pro forma net income for diluted earnings per share	$166,482	$367,310

Weighted-average common shares outstanding	202,989	202,308
Dilutive effect of stock options and restricted stock awards	2,506	2,682
Dilutive effect of convertible notes	30,318	30,791

Diluted weighted-average shares outstanding	235,813	235,781

Earnings per share before cumulative effect of a change in accounting principle:
Basic — as reported	$ 0.76	$ 1.45
Basic — pro forma	$ 0.75	$ 1.42

Diluted — as reported	$ 0.72	$ 1.36
Diluted — pro forma	$ 0.71	$ 1.34
Earnings per share:
Basic — as reported	$ 0.76	$ 1.70
Basic — pro forma	$ 0.75	$ 1.68

Diluted — as reported	$ 0.72	$ 1.58
Diluted — pro forma	$ 0.71	$ 1.56

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The estimated fair value of stock options, less estimated forfeitures, is amortized over the vesting period using the graded-vesting method. The assumptions used in the Black-Scholes option-pricing model are as follows:

	Quarter Ended
	June 30,

	2006	2005

Dividend yield	1.65	-
Expected volatility	0.33	-
Risk-free interest rate	4.96%	-
Expected life (in years)	5	-

	Six Months Ended
	June 30,

	2006	2005

Dividend yield	1.35	0.93
Expected volatility	0.33	0.49
Risk-free interest rate	4.51%	3.61%
Expected life (in years)	5	5

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

Stock options activity is summarized in the following table:

Stock Options Activity	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value[1]
			(years)	(in thousands)
Outstanding at January 1, 2006	6,858,134	$30.00	5.54	$103,283
Granted	894,319	$44.32
Exercised	(784,307)	$21.60
Canceled	(219,819)	$43.61

Outstanding at June 30, 2006	6,748,327	$32.48	5.83	$ 60,159

Options Exercisable at June 30, 2006	4,629,374	$28.94		$ 54,304

1 The intrinsic value represents the amount by which the fair value of stock exceeds the option exercise price.

The weighted-average estimated fair value of stock options granted was $11.48 during the quarter ended June 30, 2006. No stock options were granted during the same period in 2005. The total intrinsic value of stock options exercised during the quarters ended June 30, 2006 and 2005 was $2.2 million and $9.7 million, respectively. The weighted-average estimated fair value of stock options granted during the six months ended June 30, 2006 and 2005 was $14.12 and $20.56, respectively. The total intrinsic value of stock options exercised during the six months ended June 30, 2006 and 2005 was $16.7 million and $18.5 million, respectively. As of June 30, 2006, there was approximately $16.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under our stock incentive plans which is expected to be recognized over a weighted-average period of 1.6 years.

Restricted stock units are converted into shares of common stock upon vesting on a one-for-one basis. The cost of these awards is determined using the fair value of our common stock on the date of the grant and compensation expense is recognized over the vesting period. Restricted stock activity is summarized in the following table:

Restricted Stock Activity	Number of Awards	Weighted-Average Grant Date Fair Value

Non-vested share units at January 1, 2006	345,530	$42.67
Granted	178,562	$44.31
Vested	(91,706)	$40.91
Canceled	(17,059)	$42.63

Non-vested share units expected to vest at June 30, 2006	415,327	$43.76

The weighted-average estimated fair value of restricted stock units granted during the quarter and six months ended June 30, 2005 was $42.66 and $46.96, respectively. As of June 30, 2006, we had $9.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock unit grants, which will be recognized over the weighted-average period of 1.5 years.

Reclassification

A reclassification has been made to our prior year amounts to separately disclose fuel expense in our Consolidated Statements of Operations to conform to the current year presentation.

Note 3. Earnings Per Share

A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Quarter Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Income before cumulative effect of a change in accounting principle	$122,427	$155,240	$241,926	$292,358
Cumulative effect of a change in accounting principle	-	-	-	52,491

Net income	122,427	155,240	241,926	344,849
Interest on dilutive convertible notes	7,319	13,700	15,455	27,644

Net income for diluted earnings per share	$129,746	$168,940	$257,381	$372,493

Weighted-average common shares outstanding	211,252	202,989	211,312	202,308
Dilutive effect of stock options and restricted stock awards	1,678	2,663	1,900	2,992
Dilutive effect of convertible notes	15,263	30,318	16,226	30,791

Diluted weighted-average shares outstanding	228,193	235,970	229,438	236,091

Basic earnings per share:
Income before cumulative effect of a change in accounting principle	$0.58	$0.76	$1.14	$1.45
Cumulative effect of a change in accounting principle	$ -	$ -	$ -	$0.26
Net income	$0.58	$0.76	$1.14	$1.70

Diluted earnings per share:
Income before cumulative effect of a change in accounting principle	$0.57	$0.72	$1.12	$1.36
Cumulative effect of a change in accounting principle	$ -	$ -	$ -	$0.22
Net income	$0.57	$0.72	$1.12	$1.58

Diluted earnings per share did not include options to purchase 3.3 million and 1.4 million shares for the second quarters of 2006 and 2005, respectively, and 2.6 million and 1.4 million shares for the first six months of 2006 and 2005, respectively, because the effect of including them would have been antidilutive.

Note 4. Other Assets

In March 2006, we purchased $100.0 million of notes issued by First Choice Holidays PLC (“First Choice”), our joint-venture partner in Island Cruises. The notes bear interest at 6% and are due from First Choice in March 2009.

Note 5. Long-Term Debt

In April 2006, we entered into and drew in full a $570.0 million unsecured term loan due through 2013 at a rate of 3.77%. The contractual interest rate under this loan agreement varies with our debt rating.

In June 2006, we issued $550.0 million of 7% senior unsecured notes due 2013, at a price of 99.509% of par and $350.0 million of 7.25% senior unsecured notes due 2016, at a price of 99.690% of par.

In June 2006, we paid $530.6 million to redeem in full the accreted balance of our outstanding Liquid Yield Option™ Notes (“LYONs”) due February 2, 2021.

During the six months ended June 30, 2006, holders of our zero coupon convertible notes and LYONs converted approximately $11.5 million and $13.5 million of the accreted value of these notes, respectively, into approximately 688,000 shares of common stock and cash for fractional shares.

Note 6. Shareholders' Equity

On June 2, 2006, we announced that we and an investment bank had finalized a forward sale agreement relating to an Accelerated Share Repurchase (“ASR”) transaction. As part of the ASR transaction, we purchased 4.2 million shares of our common stock from the investment bank at an initial price of $39.15 per share. Total consideration paid to repurchase such shares, including commissions and other fees, was approximately $164.6 million and was recorded in shareholders' equity as a component of treasury stock.

The forward sale contract is scheduled to mature in August 2006. During the term of the forward sale contract, the investment bank will purchase shares of our common stock in the open market to settle its obligation related to the shares borrowed from third parties and sold to us. At the end of the contract term, we will receive additional shares of our common stock if the volume weighted-average price of our common stock is lower than $39.15 per share, up to a maximum of 0.4 million shares. Upon settlement of the contract, any incremental shares received will be recorded in shareholders’ equity as a component of treasury stock.

We declared and paid cash dividends on common shares of $0.15 per share during the first and second quarters of 2006 and $0.13 per share during the first and second quarters in 2005.

Note 7. Commitments and Contingencies

Capital Expenditures. As of June 30, 2006, the planned berths and expected delivery dates of our ships on order are as follows:

Ship	Expected Delivery Date	Approximate Berths
Royal Caribbean International:
Freedom-class:
Liberty of the Seas	2nd Quarter 2007	3,600
Unnamed	2nd Quarter 2008	3,600
New Class (unnamed)
Unnamed	3rd Quarter 2009	5,400
Celebrity Cruises:
Solstice-class:
Celebrity Solstice	4th Quarter 2008	2,850
Celebrity Equinox	3rd Quarter 2009	2,850

The aggregate cost of these ships is approximately $4.6 billion, of which we have deposited $242.7 million as of June 30, 2006. Approximately 5.8% of the aggregate cost was exposed to fluctuations in the euro exchange rate at June 30, 2006.

We have an option to purchase an additional ship for Royal Caribbean International, exercisable through March 2007, for an additional capacity of approximately 5,400 berths. If ordered, this ship will be delivered in the third quarter of 2010.

As of June 30, 2006, we anticipated overall capital expenditures, including the five ships on order, will be approximately $1.2 billion for 2006, $1.3 billion for 2007, $1.8 billion for 2008 and $1.9 billion for 2009.

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

In June 2006, a federal court jury in New York awarded Celebrity approximately $193 million, exclusive of pre-judgment interest and attorneys fees, in a lawsuit against Essef Corp. for damages stemming from a 1994 outbreak of Legionnaires’ disease on one of Celebrity’s ships. The verdict is subject to appeal and, due to the ongoing nature of the proceedings, the ultimate financial benefit to Celebrity is undetermined at this time. Any gain from this verdict will only be recognized when the outcome is known with certainty.

We are routinely involved in other claims typical within the cruise vacation industry. The majority of these claims are covered by insurance. We believe the outcome of such claims, net of expected insurance recoveries, will not have a material adverse effect upon our financial condition, results of operations or liquidity.

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

Note 8. Comprehensive Income

Comprehensive income includes net income and changes in the fair value of derivative instruments that qualify as cash flow hedges. The cumulative changes in fair value of the derivatives are deferred and recorded as a component of accumulated other comprehensive loss until the hedged transactions are realized and recognized in earnings. Comprehensive income was as follows (in thousands):

	Quarter Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Net income	$122,427	$155,240	$241,926	$344,849
Changes related to cash flow derivative hedges	9,109	(44,456)	31,451	(75,921)

Total comprehensive income	$131,536	$110,784	$273,377	$268,928

Note 9. Subsequent Events

In July 2006, we entered into an agreement with a shipyard to build a third Solstice-class ship for Celebrity Cruises, subject to certain conditions, for an additional capacity of approximately 2,850 berths, with scheduled delivery in June 2010. Including this additional ship, our anticipated overall capital expenditures at June 30, 2006 will increase to approximately $1.2 billion for 2006, $1.3 billion for 2007, $1.8 billion for 2008, $2.0 billion in 2009, and $1.0 billion in 2010.

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

Net Debt-to-Capital is a ratio which represents total long-term debt, including current portion of long-term debt, less cash and cash equivalents (“Net Debt”) divided by the sum of Net Debt and total shareholders' equity (“Capital”). We believe Net Debt and Net Debt-to-Capital, along with total long-term debt and shareholders' equity are useful measures of our capital structure.

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

Fuel expenses include fuel and delivery costs, net of the financial impact of fuel swap agreements.

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

Summary of Historical Results of Operations

Our demand environment remained positive during the second quarter of 2006 allowing us to achieve improved pricing for our products compared to prior year. This trend along with strong onboard passenger spending allowed us to achieve a 6.0% increase in Net Yields for the second quarter of 2006 compared to the same period in 2005. Also, increases in fuel costs continue to be a challenge for us in 2006. While we continue our efforts to mitigate this increase, fuel expenses on an APCD basis increased by 37.2% during the second quarter of 2006 as compared to the same period in 2005. Primarily as a result of increases in fuel expenses, ship refurbishment and marketing, selling and administrative expenses, our net income was $122.4 million or $0.57 per share on a diluted basis for the second quarter of 2006 compared to $155.2 million or $0.72 per share for the second quarter of 2005.

Highlights for the second quarter include:

•

Total revenues for the second quarter of 2006 increased by approximately 7.4% to $1.3 billion from total revenues of $1.2 billion for the same period in 2005 primarily due to a 5.9% increase in Gross Yields and a 1.5% increase in capacity.

•

Net Cruise Costs per APCD increased 14.4% in the second quarter of 2006 compared to the same period in 2005 primarily as a result of an increase in fuel expenses, ship refurbishment and marketing, selling and administrative expenses.

•	Net Debt-to-Capital decreased to 43.4% as of June 30, 2006 as compared to 46.3% as of June 30, 2005.

•

We entered into and drew in full a $570.0 million unsecured term loan and issued, at a discount, $900.0 million of senior unsecured notes. In addition, we paid $530.6 million to redeem in full the accreted balance of our outstanding Liquid Yield Option™ Notes due February 2, 2021.

•

In June 2006, we finalized a forward sale agreement relating to an Accelerated Share Repurchase (“ASR”) transaction in which we purchased 4.2 million shares of our common stock at an initial price of $39.15 per share. The ASR transaction was initiated to offset the dilution from the expected call and conversion of our zero coupon convertible notes.

•	In April 2006, we took delivery of Freedom of the Seas.

Our revenues are seasonal based on the demand for cruises. Demand is strongest for cruises during the summer months and holidays.

The following table presents historical operating data as a percentage of total revenues:

	Quarter Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Passenger ticket revenues	73.7	73.8	73.6	74.2
Onboard and other revenues	26.3	26.2	26.4	25.8

Total revenues	100.0%	100.0%	100.0%	100.0%

Cruise operating expenses
Commissions, transportation and other	17.7	17.6	17.7	18.0
Onboard and other	6.6	6.7	5.9	6.0
Payroll and related	9.5	10.5	9.8	10.7
Food	5.1	5.4	5.4	5.6
Fuel	9.4	7.3	9.6	6.7
Other operating	15.5	14.0	15.3	14.0

Total cruise operating expenses	63.8	61.5	63.7	61.0
Marketing, selling and administrative expenses	14.0	12.4	14.6	13.1
Depreciation and amortization expenses	7.9	8.3	8.4	8.4

Operating income	14.3	17.8	13.3	17.5
Other income (expense)	(4.8)	(4.9)	(3.4)	(5.2)

Income before cumulative effect of a change in accounting principle	9.5	12.9	9.9	12.3
Cumulative effect of a change in accounting principle	-	-	-	2.2

Net income	9.5%	12.9%	9.9%	14.5%

Unaudited selected historical statistical information is shown in the following table:

	Quarter Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Passengers Carried	866,700	839,342	1,741,751	1,699,356
Passenger Cruise Days	5,746,992	5,664,615	11,321,341	11,437,572
APCD	5,374,078	5,296,700	10,677,648	10,758,712
Occupancy	106.9%	106.9%	106.0%	106.3%

Gross Yields and Net Yields were calculated as follows (in thousands, except APCD and Yields):

	Quarter Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Passenger ticket revenues	$952,907	$887,952	$1,795,170	$ 1,760,624
Onboard and other revenue	340,077	315,290	644,350	610,695

Total revenues	1,292,984	1,203,242	2,439,520	2,371,319

Less:
Commissions, transportation and other	228,733	212,099	430,998	425,671
Onboard and other	84,926	80,189	144,778	141,143

Net revenues	$979,325	$910,954	$1,863,744	$1,804,505

APCD	5,374,078	5,296,700	10,677,648	10,758,712
Gross Yields	$ 240.60	$ 227.17	$ 228.47	$ 220.41
Net Yields	$ 182.23	$ 171.99	$ 174.55	$ 167.73

Gross Cruise Costs and Net Cruise Costs were calculated as follows (in thousands, except APCD and costs per APCD):

	Quarter Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Total cruise operating expenses	$824,973	$740,170	$1,555,107	$1,445,777
Marketing, selling and administrative expenses	181,744	148,962	354,936	310,492

Gross Cruise Costs	1,006,717	889,132	1,910,043	1,756,269

Less:
Commissions, transportation and other	228,733	212,099	430,998	425,671
Onboard and other	84,926	80,189	144,778	141,143

Net Cruise Costs	$693,058	$596,844	$1,334,267	$1,189,455

APCD	5,374,078	5,296,700	10,677,648	10,758,712
Gross Cruise Costs per APCD	$ 187.33	$ 167.87	$ 178.88	$ 163.24
Net Cruise Costs per APCD	$ 128.96	$ 112.68	$ 124.96	$ 110.56

Net Debt-to-Capital was calculated as follows (in thousands):

	As of
	June 30,

	2006	2005

Long-term debt	4,171,619	4,330,355
Current portion of long-term debt	482,870	404,575

Total long-term debt	4,654,489	4,734,930
Less: Cash and cash equivalents	323,183	298,028

Net Debt	4,331,306	4,436,902

Total shareholders' equity	5,650,460	5,156,131
Net Debt	4,331,306	4,436,902

Net Debt and Capital	9,981,766	9,593,033

Net Debt-to-Capital	43.4%	46.3%

Outlook

Full Year 2006

The company expects that Net Yields for the full year 2006 will increase in the range of 3% to 4% compared to 2005, which is consistent with our previous guidance.

The company estimates that Net Cruise Costs per APCD for 2006 will increase in the range of 6% to 7% as compared to the prior year. Higher fuel costs account for approximately 3.9 percentage points of this increase. Our current “at-the-pump” fuel price is $448 per metric ton, which is 25% higher than the average price for 2005 of $358 per metric ton. If fuel prices for the rest of the year remain at today’s level, the company estimates that its 2006 fuel costs (net of hedging and fuel savings initiatives) will increase approximately $115 million.

Depreciation and amortization is expected to be in the range of $425 to $435 million and net interest expense is expected to be in the range of $255 to $265 million.

Based upon the expectations and assumptions contained in this outlook section, management expects full year 2006 earnings per share to be in the range of $2.90 to $3.00.

Third Quarter 2006

The company expects Net Yields for the third quarter of 2006 will increase 1% to 2% compared to the third quarter of 2005.

The company estimates that Net Cruise Costs per APCD for the third quarter of 2006 will increase approximately 4% compared to the same quarter in 2005. This is due to the increase in Net Cruise Costs discussed above, offset somewhat by the timing of marketing expenses. Higher fuel costs account for approximately 3.0 percentage points of the increase. Our current “at-the-pump” fuel price is $448 per metric ton, which is 16% higher than the average price for the third quarter of 2005 of $385 per metric ton. If fuel prices for the rest of the quarter remain at today’s level, the company estimates that its third quarter 2006 fuel costs (net of hedging and fuel savings initiatives) will increase approximately $25 million.

Based upon the expectations and assumptions contained in this outlook section, we expect third quarter 2006 earnings per share to be in the range of $1.52 to $1.57.

Quarter Ended June 30, 2006 Compared to Quarter Ended June 30, 2005

Revenues

Net revenues increased 7.5% in 2006 compared to the same period in 2005 primarily due to a 6.0% increase in Net Yields and a 1.5% increase in capacity. The increase in Net Yields was primarily due to increases in ticket prices and onboard spending on a per passenger basis. The increase in capacity was primarily due to the additional capacity from the lengthening of Enchantment of the Seas in 2005 and the addition of Freedom of the Seas in the second quarter of 2006. This increase was partially offset by the charter of Horizon to Island Cruises, our joint venture with First Choice Holidays PLC (“First Choice”), in October of 2005, and the revitalization of Century which was out of service for 30 days during the second quarter of 2006. Occupancy in 2006 and 2005 was 106.9%. Gross Yields increased 5.9% in 2006 compared to 2005 primarily due to the same reasons discussed above for Net Yields.

Concession revenues, included within onboard and other revenues, remained relatively consistent at $54.4 million in 2006 as compared to $52.6 million in 2005.

Expenses

Net Cruise Costs increased 16.1% in 2006 compared to the same period in 2005 due to a 14.4% increase in Net Cruise Costs per APCD and a 1.5% increase in capacity. Approximately 5.4 percentage points of the increase in Net Cruise Costs per APCD was attributed to increases in fuel expenses. Total fuel expenses (net of the financial impact of fuel swap agreements) for 2006 increased 39.3% per metric ton. As a percentage of total revenues, fuel expenses were 9.4% and 7.3% in 2006 and 2005, respectively. The remaining 9 percentage points of the increase in Net Cruise Costs per APCD were primarily attributed to increases in other operating expenses and marketing, selling and administrative expenses. Other operating expenses increased primarily due to expenses associated with the revitalization of Century and ship refurbishment expenses. Marketing, selling and administrative expenses increased primarily due to inflationary and other cost pressures, timing of marketing expenses and inaugural expenses incurred in connection with the addition of the Freedom of the Seas. Gross Cruise Costs increased 13.2% in 2006 compared to the same period in 2005, which was a lower percentage increase than Net Cruise Costs primarily due to lower commission expenses as a result of an increase in direct business.

Depreciation and amortization expenses increased 2.0% in 2006 compared to the same period in 2005. The increase was primarily due to depreciation associated with ship revitalizations and shore-side additions.

Other Income (Expense)

Gross interest expense decreased to $72.8 million in 2006 from $73.0 million for the same period in 2005. The decrease was primarily attributable to a lower average debt level, partially offset by higher interest rates. Interest capitalized during 2006 increased to $6.2 from $4.3 million during the same period in 2005 primarily due to a higher average level of investment in ships under construction.

Dividend income decreased approximately $6.2 million for 2006 compared to the same period in 2005 due to the redemption of our First Choice investment in the third quarter of 2005.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005.

Revenues

Net revenues increased 3.3% in 2006 compared to the same period in 2005 primarily due to a 4.1% increase in Net Yields. The increase in Net Yields was primarily due to increases in ticket prices and onboard spending on a per passenger basis. Occupancy in 2006 was 106.0% compared to 106.3% for the same period in 2005. Gross Yields increased 3.7% in 2006 compared to 2005 primarily due to the same reasons discussed above for Net Yields.

Concession revenues, included within onboard and other revenues, remained relatively consistent at $108.5 million in 2006 as compared to $104.0 million in 2005.

Expenses

Net Cruise Costs increased 12.2% in 2006 compared to the same period in 2005 due to a 13.0% increase in Net Cruise Costs per APCD. Approximately 6.5 percentage points of the increase in Net Cruise Costs per APCD was attributed to increases in fuel costs as compared to the same period in 2005. Total fuel expenses (net of the financial impact of fuel swap agreements) for 2006 increased 50.8% per metric ton. As a percentage of total revenues, fuel costs were 9.6% and 6.7% in 2006 and 2005, respectively. The remaining 6.5 percentage points of the increase in Net Cruise Costs per APCD were primarily attributed to increases in other operating expenses and marketing, selling and administrative expenses. Other operating expenses increased primarily due to expenses associated with the revitalization of Century and ship refurbishment expenses. Ship refurbishment expenses increased due to a larger number of drydocks scheduled in the first quarter of 2006 as compared to the same period in 2005. Marketing, selling and administrative expenses increased primarily due to inflationary and other cost pressures, timing of marketing expenses and inaugural expenses incurred in connection with the addition of the Freedom of the Seas. Gross Cruise Costs increased 8.8% in 2006 compared to the same period in 2005, which was a lower percentage increase than Net Cruise Costs primarily due to lower commission expenses as a result of an increase in direct business.

Depreciation and amortization expenses increased 2.2% in 2006 compared to the same period in 2005. The increase was primarily due to depreciation associated with ship revitalizations and shore-side additions.

Other Income (Expense)

Gross interest expense decreased to $137.6 million in 2006 from $151.3 million for the same period in 2005. The decrease was primarily attributable to a lower average debt level, partially offset by higher interest rates. Interest capitalized during 2006 increased to $13.3 million from $7.3 million during the same period in 2005 primarily due to a higher average level of investment in ships under construction.

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

Dividend income decreased approximately $12.4 million for 2006 compared to the same period in 2005 due to the redemption of our First Choice investment in the third quarter of 2005.

Cumulative Effect of a Change in Accounting Principle

In the third quarter of 2005, we changed our method of accounting for drydocking costs from the accrual in advance to the deferral method. The change resulted in a one-time gain of $52.5 million, or $0.22 per share on a diluted basis, to recognize the cumulative effect of the change on prior years, which we reflected as part of our results for the six month period ended June 30, 2005.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash flow generated from operations provides us with a significant source of liquidity. Net cash provided by operating activities was $683.7 million for the first six months of 2006 compared to $771.2 million for the same period in 2005. The decrease was primarily due to the payment of $121.2 million of accreted interest in connection with the repurchase of our LYONs, partially offset by an increase in our customer deposits.

Net cash used in investing activities increased $763.5 million to $923.8 million in the first six months of 2006 compared to the same period in 2005. The increase was primarily due to an increase in capital expenditures and the purchase of $100.0 million of notes from First Choice. Our capital expenditures increased to approximately $831.0 million in the first six months of 2006 from $152.5 million for the same period in 2005, primarily due to the delivery of Freedom of the Seas and ships under construction. Capital expenditures for the first six months of 2005 were primarily related to ships under construction.

Net cash provided by financing activities was $437.9 million in the first six months of 2006 compared to net cash used in financing activities of $941.5 million for the same period in 2005. The change was primarily due to an increase in net proceeds from debt issuances partially offset by purchases of treasury stock through an ASR transaction and an increase in repayments of debt. During the first six months of 2006, we received net proceeds of approximately $890.5 million from a public offering consisting of $550.0 million of 7.0% senior unsecured notes due 2013, and $350.0 million 7.25% senior unsecured notes due 2016. In addition, we drew the full amount of a 7-year, $570 million unsecured term loan due through 2013 and drew $125 million on our revolving credit facility. During the first six months of 2006, we made debt repayments on various loan facilities and capital leases of approximately $947.5 million including $530.6 million to redeem in full the accreted balance of our remaining outstanding LYONs. In June 2006, as part of an ASR transaction, we purchased 4.2 million shares of our common stock from an investment bank at an initial price of $39.15 per share. Total consideration paid to repurchase such shares, including commissions and other fees, was approximately $164.6 million (see Note 6. Shareholders' Equity). During the first six months of 2006, we received $22.6 million in connection with the exercise of common stock options and we paid cash dividends on our common stock of $63.5 million. Net Debt-to-Capital decreased to 43.4% in the first six months of 2006 compared to 46.3% for the same period in 2005.

Depending on market conditions, we expect to call for redemption all of our outstanding zero coupon convertible notes due 2021 by year end. We expect that the holders of these notes will exercise their right to convert them into shares of our common stock prior to redemption. The above-mentioned ASR transaction was entered into to offset the dilution from the expected call and conversion of these notes.

Interest capitalized during the first six months of 2006 increased to $13.3 million from $7.3 million for the same period in 2005 due to a higher average level of investment in ships under construction.

Future Capital Commitments

As of June 30, 2006, we had on order two Freedom-class ships and one ship of a new class designated for Royal Caribbean International, and two Solstice-class ships designated for Celebrity Cruises, for an aggregate additional capacity of approximately 18,300 berths. The aggregate cost of the five ships on order is approximately $4.6 billion, of which we have deposited $242.7 million as of June 30, 2006. Approximately 5.8% of the aggregate cost of the ships was exposed to fluctuations in the euro exchange rate at June 30, 2006.

As of June 30, 2006, we anticipated overall capital expenditures, including the five ships on order, will be approximately $1.2 billion for 2006, $1.3 billion for 2007, $1.8 billion for 2008 and $1.9 billion for 2009.

In July 2006, we entered into an agreement with a shipyard to build a third Solstice-class ship for Celebrity Cruises, subject to certain conditions, for an additional capacity of approximately 2,850 berths, with scheduled delivery in June 2010. Including this additional ship, our anticipated overall capital expenditures at June 30, 2006 will increase to approximately $1.2 billion for 2006, $1.3 billion for 2007, $1.8 billion for 2008, $2.0 billion in 2009, and $1.0 billion in 2010.

Contractual Obligations and Off-Balance Sheet Arrangements

As of June 30, 2006, our contractual obligations were as follows (in thousands):

	Payments due by period

		Less than 1	1-3	3-5	More than 5
	Total	year	years	years	years

Long-term debt obligations(1)(2)	$4,608,971	$482,016	$974,556	$1,265,568	$1,886,831
Capital lease obligations(3)	45,518	854	1,618	2,139	40,907
Operating lease obligations(4)(5)	515,862	48,345	93,036	86,964	287,517
Ship purchase obligations(6)	3,782,135	787,984	1,467,863	1,526,288	—
Other(7)	362,870	96,648	143,494	49,299	73,429

Total	$9,315,356	$1,415,847	$2,680,567	$2,930,258	$2,288,684

(1)	Amounts exclude interest, except for the accreted value of our zero coupon convertible notes.
(2)

The $129.5 million accreted value of the zero coupon convertible notes at June 30, 2006 is included in the one to three years category. The holders of our zero coupon convertible notes may require us to purchase any notes outstanding at an accreted value of $148.2 million on May 18, 2009. These accreted values were calculated based on the number of notes outstanding at June 30, 2006. We may choose to pay any amounts in cash or common stock or a combination thereof.

(3)	Amounts exclude interest. Amounts include a capital lease for a reservation call center in Springfield, Oregon, entered into in January 2005. The lease commenced on December 29, 2005.
(4)	We are obligated under noncancelable operating leases primarily for a ship, offices, warehouses, computer equipment and motor vehicles.
(5)

Under the Brilliance of the Seas lease agreement, we may be required to make a termination payment of approximately £126 million, or approximately $228.3 million based on the exchange rate at June 30, 2006, if the lease is canceled in 2012. This amount is included in the more than five years category.

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

Funding Sources

As of June 30, 2006, our liquidity was $1.3 billion consisting of approximately $0.3 billion in cash and cash equivalents and $1.0 billion available under our unsecured revolving credit facility. We have contractual obligations of approximately $1.4 billion due during the twelve-month period ending June 30, 2007. We anticipate these contractual obligations could be funded through a combination of cash flows from operations, drawdowns under our available unsecured revolving credit facility, the incurrence of additional indebtedness and the sales of equity or debt securities in private or public securities markets. Although we believe our existing unsecured revolving credit facility, cash flows from operations, our ability to obtain new borrowings and/or raise new capital or a combination of these sources will be sufficient to fund operations, debt payment requirements, capital expenditures and other commitments over the next twelve-month period, there can be no assurances that these sources of cash will be available in accordance with our expectations.

Our financing agreements contain covenants that require us, among other things, to maintain minimum net worth, and fixed charge coverage ratio and limit our debt-to-capital ratio. We were in compliance with all covenants as of June 30, 2006.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 during the quarter ended June 30, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As reported in our 2006 First Quarterly Report on Form 10-Q, the United States District Court for the Southern District of Florida dismissed in March 2006 a purported class action lawsuit alleging that Celebrity Cruises improperly requires its cabin stewards to share guest gratuities with assistant cabin stewards. In April 2006, the plaintiffs filed an appeal of the dismissal to the Eleventh Circuit U.S. Court of Appeals.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about repurchases of common stock during the quarter ended June 30, 2006:

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or	Maximum Number of Shares that May Yet Be Purchased Under the Plans or
Period	Purchased	Per Share	Programs (a)	Programs

April 1 to April 30	-	-	-	-
May 1 to May 31	-	-	-	-
June 1 to June 30	4,214,130(a)	$39.15	4,214,130	419,206

(a) In June 2006, we received 4,214,130 shares connected with an Accelerated Share Repurchase transaction. The forward sale contract is expected to mature in August 2006 and, upon settlement of the contract, we may receive up to an additional 419,206 shares (see Note 6. Shareholders' Equity).

Item 4. Submission of Matters to a Vote of Security Holders

On May 26, 2006, Royal Caribbean Cruises Ltd. held its annual meeting of shareholders. The shareholders voted on (1) the election of three directors to terms ending in 2009 and (2) the proposal to ratify the appointment of PricewaterhouseCoopers LLC as the independent registered certified public accounting firm for 2006.

The nominees for directors were elected based on the following votes:

Nominee	Votes For	Votes Withheld
Bernard W. Aronson	197,021,111	1,613,915
Richard D. Fain	196,908,640	1,726,386
Arvid Grundekjoen	196,483,742	2,151,284

The proposal to ratify the appointment of PricewaterhouseCoopers LLP as the independent registered certified public accounting firm for 2006 received the following votes:

197,880,040 Votes for approval
657,792 Votes against
97,194 Abstentions.

There were no broker non-votes for the above items.

Item 6. Exhibits

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

Date: July 27, 2006