Form 10-Q
period 2006-09-30
ROYAL CARIBBEAN CRUISES LTD
filed 2006-11-01
CIK 884887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

There were 212,064,644 shares of common stock outstanding as of October 19, 2006.

ROYAL CARIBBEAN CRUISES LTD.

TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 5. Other Information	30

Item 6. Exhibits	30

SIGNATURES	31

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Quarter Ended
	September 30,

	2006	2005

Passenger ticket revenues	$1,211,758	$1,110,394
Onboard and other revenues	425,093	391,821

Total revenues	1,636,851	1,502,215

Cruise operating expenses
Commissions, transportation and other	289,462	253,496
Onboard and other	123,167	113,230
Payroll and related	130,039	129,415
Food	74,606	70,779
Fuel	126,077	98,961
Other operating	200,815	178,751

Total cruise operating expenses	944,166	844,632
Marketing, selling and administrative expenses	163,745	156,107
Depreciation and amortization expenses	109,331	101,020

Operating Income	419,609	400,456

Other income (expense)
Interest income	4,472	3,360
Interest expense, net of interest capitalized	(71,824)	(65,260)
Other (expense) income	(6,885)	36,155

	(74,237)	(25,745)

Net Income	$ 345,372	$ 374,711

Earnings Per Share:
Basic	$1.66	$1.79

Diluted	$1.63	$1.64

Weighted-Average Shares Outstanding:
Basic	208,129	209,811

Diluted	213,526	236,038

The accompanying notes are an integral part of these financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Nine Months Ended
	September 30,

	2006	2005

Passenger ticket revenues	$3,006,928	$2,871,018
Onboard and other revenues	1,069,443	1,002,516

Total revenues	4,076,371	3,873,534

Cruise operating expenses
Commissions, transportation and other	720,460	679,167
Onboard and other	267,945	254,373
Payroll and related	370,800	383,487
Food	205,898	203,563
Fuel	360,307	257,370
Other operating	573,863	512,449

Total cruise operating expenses	2,499,273	2,290,409
Marketing, selling and administrative expenses	518,681	466,599
Depreciation and amortization expenses	313,513	300,757

Operating Income	744,904	815,769

Other income (expense)
Interest income	11,789	7,205
Interest expense, net of interest capitalized	(196,136)	(209,291)
Other income	26,742	53,386

	(157,605)	(148,700)

Income Before Cumulative Effect of a Change in Accounting Principle	587,299	667,069

Cumulative effect of a change in accounting principle	-	52,491

Net Income	$ 587,299	$ 719,560

Basic Earnings Per Share:
Income before cumulative effect of a change in accounting principle	$2.79	$3.26

Cumulative effect of a change in accounting principle	-	$0.26

Net income	$2.79	$3.51

Diluted Earnings Per Share:
Income before cumulative effect of a change in accounting principle	$2.70	$2.99

Cumulative effect of a change in accounting principle	$ -	$0.22

Net income	$2.70	$3.22

Weighted-Average Shares Outstanding:
Basic	210,239	204,837

Diluted	224,078	236,075

The accompanying notes are an integral part of these financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of

	September 30,	December 31,
	2006	2005

	(unaudited)
Assets Current assets Cash and cash equivalents	$ 220,538	$ 125,385
Trade and other receivables, net	106,691	95,254
Inventories	69,432	57,803
Prepaid expenses and other assets	122,444	98,568

Total current assets	519,105	377,010
Property and equipment — at cost less accumulated depreciation and amortization	10,983,829	10,276,948
Goodwill — less accumulated amortization of $138,606	283,133	283,133
Other assets	425,665	318,680

	$12,211,732	$11,255,771

Liabilities and Shareholders’ Equity
Current liabilities Current portion of long-term debt	$ 268,638	$ 600,883
Accounts payable	168,721	159,910
Accrued expenses and other liabilities	424,393	342,995
Customer deposits	959,871	884,994

Total current liabilities	1,821,623	1,988,782
Long-term debt	4,181,502	3,553,892
Other long-term liabilities	165,473	158,632
Commitments and contingencies (Note 7) Shareholders’ equity Common stock ($.01 par value; 500,000,000 shares authorized; 221,164,558 and 216,504,849 shares issued)	2,212	2,165
Paid-in capital	2,858,274	2,706,236
Retained earnings	3,624,412	3,132,286
Accumulated other comprehensive loss	(18,804)	(28,263)
Treasury stock (10,965,755 and 6,143,392 common shares at cost)	(422,960)	(257,959)

Total shareholders’ equity	6,043,134	5,554,465

	$12,211,732	$11,255,771

The accompanying notes are an integral part of these financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended
	September 30,

	2006	2005

Operating Activities Net income	$ 587,299	$ 719,560
Adjustments:
Depreciation and amortization	313,513	300,757
Cumulative effect of a change in accounting principle	-	(52,491)
Gain on redemption of investment	-	(44,207)
Accretion of original issue discount on debt	17,578	37,284
Changes in operating assets and liabilities:
(Increase) decrease in trade and other receivables, net	(11,437)	220
Increase in inventories	(11,629)	(8,620)
Increase in prepaid expenses and other assets	(18,923)	(21,530)
Increase (decrease) in accounts payable	8,811	(8,436)
Increase in accrued expenses and other liabilities	43,162	18,049
Increase in customer deposits	74,877	22,609
Accreted interest paid on LYONs repurchase	(121,199)	-
Other, net	25,982	20,644

Net cash provided by operating activities	908,034	983,839

Investing Activities Purchases of property and equipment	(1,019,462)	(320,646)
Purchases of notes from First Choice Holidays PLC	(100,000)	-
Purchases of short-term investments	-	(56,500)
Proceeds from sale of short-term investments	-	56,500
Proceeds from redemption of investment	-	348,070
Other, net	(13,204)	(4,313)

Net cash (used in) provided by investing activities	(1,132,666)	23,111

Financing Activities
Net proceeds from issuance of debt	1,806,215	100,000
Debt issuance costs	(8,804)	(5,512)
Repayments of debt, net	(1,276,673)	(1,257,245)
Dividends	(63,543)	(54,807)
Proceeds from exercise of common stock options	19,161	19,935
Purchases of treasury stock	(164,582)	(249,122)
Other, net	8,011	429

Net cash provided by (used in) financing activities	319,785	(1,446,322)

Net increase (decrease) in cash and cash equivalents	95,153	(439,372)
Cash and cash equivalents at beginning of period	125,385	628,578

Cash and cash equivalents at end of period	$ 220,538	$ 189,206

Supplemental Disclosure
Cash paid during the period for:
Interest, net of amount capitalized	$ 276,785	$ 180,756

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

Note 2. Summary of Significant Accounting Policies

Change in Accounting Principle Related to Drydocking Costs

In the third quarter of 2005, we changed our method of accounting for drydocking costs from the accrual in advance to the deferral method. The cumulative effect of the change on prior years of $52.5 million, or $0.22 per share on a diluted basis, was included in net income for the nine months ended September 30, 2005. Other than this one-time gain, the change did not have a material impact on our Consolidated Statements of Operations or Consolidated Balance Sheet.

Stock-Based Employee Compensation

We have three stock-based compensation plans which provide for awards to our officers, directors and key employees. The plans consist of a 1990 Employee Stock Option Plan, a 1995 Incentive Stock Option Plan and a 2000 Stock Award Plan. The 1990 Stock Option Plan and the 1995 Incentive Stock Option Plan terminated by their terms in March 2000 and February 2005, respectively. The 2000 Stock Award Plan, as amended, provides for the issuance of (i) incentive and non-qualified stock options, (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units and (v) performance shares of up to 13,000,000 shares of our common stock. During any calendar year, no one individual shall be granted awards of more than 500,000 shares. Options and restricted stock units outstanding as of September 30, 2006, vest in equal installments over three to five years and four to five years, respectively, from the date of grant. Generally, options and restricted stock units are forfeited if the recipient ceases to be a director or employee before the shares vest. Options are granted at a price not less than the fair value of the shares on the date of grant and expire not later than ten years after the date of grant.

In September 2006, the Compensation Committee amended the Company’s 2000 Stock Award Plan. The amendment extends to one year the period during which a participant must exercise non-qualified options following a termination of service. It also limits to one year the period for exercise of both qualified and non-qualified options following termination of service due to a participant’s death or disability. This amendment is effective for options granted on or after September 18, 2006.

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

The impact of adopting SFAS 123R was a reduction of our net income by approximately $2.9 million or $0.01 on a basic and diluted earnings per share basis for the quarter ended September 30, 2006 and $8.5 million or $0.04 on a basic and diluted earnings per share basis, for the nine months ended September 30, 2006.

Total compensation expense recognized for employee stock based compensation for the quarter ended September 30, 2006 was $4.6 million, of which $3.4 million has been included within marketing, selling and administrative expenses and $1.2 million within payroll and related expenses. Total compensation expense recognized for employee stock based compensation for the nine months ended September 30, 2006 was $13.8 million, of which $10.3 million has been included within marketing, selling and administrative expenses and $3.5 million within payroll and related expenses.

The following table illustrates the effect on income before cumulative effect of a change in accounting principle, net income and earnings per share for the quarter ended and nine months ended September 30, 2005, if we had applied the fair value recognition provisions of SFAS 123 (in thousands, except per share amounts):

	Quarter Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Income before cumulative effect of a change in accounting principle, as reported	$374,711	$667,069
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(2,199)	(7,381)

Pro forma income before cumulative effect of a change in accounting principle	372,512	659,688
Add: Interest on dilutive convertible notes	12,188	39,832

Pro forma income before cumulative effect of a change in accounting principle for diluted earnings per share	$384,700	$699,520

Net income, as reported	$374,711	$719,560
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(2,199)	(7,381)

Pro forma net income	372,512	712,179
Add: Interest on dilutive convertible notes	12,188	39,832

Pro forma net income for diluted earnings per share	$384,700	$752,011

Weighted-average common shares outstanding	209,811	204,837
Dilutive effect of stock options and restricted stock awards	2,394	2,586
Dilutive effect of convertible notes	23,694	28,399

Diluted weighted-average shares outstanding	235,899	235,822

Earnings per share before cumulative effect of a change in accounting principle:
Basic — as reported	$ 1.79	$ 3.26
Basic — pro forma	$ 1.78	$ 3.22

Diluted — as reported	$ 1.64	$ 2.99
Diluted — pro forma	$ 1.63	$ 2.97
Earnings per share:
Basic — as reported	$ 1.79	$ 3.51
Basic — pro forma	$ 1.78	$ 3.48

Diluted — as reported	$ 1.64	$ 3.22
Diluted — pro forma	$ 1.63	$ 3.19

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The estimated fair value of stock options, less estimated forfeitures, is amortized over the vesting period using the graded-vesting method. The assumptions used in the Black-Scholes option-pricing model are as follows:

	Quarter Ended
	September 30,

	2006	2005

Dividend yield	1.62	1.36
Expected volatility	0.33	0.49
Risk-free interest rate	4.78%	4.05%
Expected life (in years)	5	5

	Nine Months Ended
	September 30,

	2006	2005

Dividend yield	1.36	0.95
Expected volatility	0.33	0.49
Risk-free interest rate	4.52%	3.63%
Expected life (in years)	5	5

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

Stock options activity is summarized in the following table:

Stock Options Activity	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value[1]
			(years)	(in thousands)
Outstanding at January 1, 2006	6,858,134	$30.00	5.54	$103,283
Granted	920,485	$44.11
Exercised	(932,698)	$21.22
Canceled	(300,499)	$43.78

Outstanding at September 30, 2006	6,545,422	$32.65	5.62	$ 59,162

Options Exercisable at September 30, 2006	4,501,609	$29.10		$ 53,642

1 The intrinsic value represents the amount by which the fair value of stock exceeds the option exercise price.

The weighted-average estimated fair value of stock options granted was $11.61 and $18.14 during the quarter ended September 30, 2006 and 2005, respectively. The total intrinsic value of stock options exercised during the quarters ended September 30, 2006 and 2005 was $155,200 and $4.7 million, respectively. The weighted-average estimated fair value of stock options granted during the nine months ended September 30, 2006 and 2005 was $14.06 and $20.45, respectively. The total intrinsic value of stock options exercised during the nine months ended September 30, 2006 and 2005 was $19.3 million and $23.2 million, respectively. As of September 30, 2006, there was approximately $13.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under our stock incentive plans which is expected to be recognized over a weighted-average period of 1.55 years.

Restricted stock units are converted into shares of common stock upon vesting on a one-for-one basis. The cost of these awards is determined using the fair value of our common stock on the date of the grant and compensation expense is recognized over the vesting period. Restricted stock activity is summarized in the following table:

Restricted Stock Activity	Number of Awards	Weighted- Average Grant Date Fair Value

Non-vested share units at January 1, 2006	345,530	$42.67
Granted	193,244	$43.76
Vested	(98,207)	$40.74
Canceled	(29,951)	$42.74

Non-vested share units expected to vest at September 30, 2006	410,616	$43.64

The weighted-average estimated fair value of restricted stock units granted during the quarter ended September 30, 2006 was $36.96. The weighted-average estimated fair value of restricted stock units granted during the quarter and nine months ended September 30, 2005 was $42.98 and $46.60 respectively. As of September 30, 2006, we had $7.9 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock unit grants, which will be recognized over the weighted-average period of 1.4 years.

Reclassification

A reclassification has been made to our prior year amounts to separately disclose fuel expense in our Consolidated Statements of Operations to conform to the current year presentation.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return. This Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact FIN 48 may have on our consolidated financial statements.

In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions). SFAS 158 is effective as of the end of the fiscal year ending after December 15, 2006. We are currently evaluating the impact SFAS 158 will have on our consolidated financial statements.

Note 3. Earnings Per Share

A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

Income before cumulative effect of a change in accounting principle	$345,372	$374,711	$587,299	$667,069
Cumulative effect of a change in accounting principle	-	-	-	52,491

Net income	345,372	374,711	587,299	719,560
Interest on dilutive convertible notes	1,641	12,188	17,096	39,832

Net income for diluted earnings per share	$347,013	$386,899	$604,395	$759,392

Weighted-average common shares outstanding	208,129	209,811	210,239	204,837
Dilutive effect of stock options and restricted stock awards	1,433	2,533	1,745	2,839
Dilutive effect of convertible notes	3,964	23,694	12,094	28,399

Diluted weighted-average shares outstanding	213,526	236,038	224,078	236,075

Basic earnings per share:
Income before cumulative effect of a change in accounting principle	$1.66	$1.79	$2.79	$3.26
Cumulative effect of a change in accounting principle	$ -	$ -	$ -	$0.26
Net income	$1.66	$1.79	$2.79	$3.51

Diluted earnings per share:
Income before cumulative effect of a change in accounting principle	$1.63	$1.64	$2.70	$2.99
Cumulative effect of a change in accounting principle	$ -	$ -	$ -	$0.22
Net income	$1.63	$1.64	$2.70	$3.22

Diluted earnings per share did not include options to purchase 3.3 million and 1.4 million shares for the third quarters of 2006 and 2005, respectively, and 3.3 million and 1.4 million shares for the first nine months of 2006 and 2005, respectively, because the effect of including them would have been antidilutive.

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

During the nine months ended September 30, 2006, holders of our LYONs converted approximately $13.5 million of the accreted value of these notes into approximately 319,000 shares of common stock and cash for fractional shares.

In September 2006, we called for redemption all of our outstanding zero coupon convertible notes due May 18, 2021. The redemption period ended in October 2006 at a redemption price of $503.85 per note. Most holders of the notes elected to convert them into shares of our common stock, rather than redeem them for cash, resulting in the issuance of approximately 2.9 million shares through September 30, 2006 and approximately 1.2 million shares through the end of the redemption period for a total of approximately 4.1 million shares. In addition to the 4.1 million shares issued related to the redemption, for the nine months ended September 30, 2006, holders of our zero coupon convertible notes converted approximately $11.5 million of the accreted balance of these notes into approximately 369,000 shares of common stock and cash for fractional shares.

During the nine months ended September 30, 2006, we prepaid a total of $153.8 million on a term loan secured by a certain Celebrity ship. We borrowed $150.0 million on our unsecured revolving credit facility to prepay the term loan.

Note 6. Shareholders' Equity

On June 2, 2006, we announced that we and an investment bank had finalized a forward sale agreement relating to an Accelerated Share Repurchase (“ASR”) transaction. As part of the ASR transaction, we purchased 4.2 million shares of our common stock on June 15, 2006 from the investment bank at an initial price of $39.15 per share. Total consideration paid to repurchase such shares, including commissions and other fees, was approximately $164.6 million and was recorded in shareholders' equity as a component of treasury stock.

The forward sale agreement matured in August 2006. During the term of the forward sale agreement, the investment bank purchased shares of our common stock in the open market to settle its obligation related to the shares borrowed from third parties and sold to us. On August 17, 2006 and upon settlement of the agreement, we received approximately 370,000 additional shares of our common stock which reduced the settlement price of the ASR transaction from an initial price of $39.15 per share to $35.99 per share. The incremental shares were recorded in shareholders’ equity as a component of treasury stock.

Cash dividends of $0.15 per share were declared in the first, second and third quarters of 2006. Cash dividends of $0.13 per share were declared in the first and second quarters of 2005 and $0.15 per share in the third quarter of 2005.

Note 7. Commitments and Contingencies

Capital Expenditures. As of September 30, 2006, the expected delivery dates and planned berths of our ships on order are as follows:

Ship	Expected Delivery Date	Approximate Berths
Royal Caribbean International:
Freedom-class:
Liberty of the Seas	2nd Quarter 2007	3,600
Unnamed	2nd Quarter 2008	3,600
New Class (unnamed)
Unnamed	3rd Quarter 2009	5,400
Celebrity Cruises:
Solstice-class:
Celebrity Solstice	4th Quarter 2008	2,850
Celebrity Equinox	3rd Quarter 2009	2,850
Unnamed	2nd Quarter 2010	2,850

The aggregate cost of these ships is approximately $5.3 billion, of which we have deposited $367.3 million as of September 30, 2006. Approximately 10.5% of the aggregate cost was exposed to fluctuations in the euro exchange rate at September 30, 2006.

We have an option to purchase an additional ship for Royal Caribbean International, exercisable through March 2007, for an additional capacity of approximately 5,400 berths. If ordered, this ship will be delivered in the third quarter of 2010.

As of September 30, 2006, we anticipated overall capital expenditures, including the six ships on order, will be approximately $1.2 billion for 2006, $1.3 billion for 2007, $1.8 billion for 2008, $2.0 billion for 2009 and $1.0 billion for 2010.

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

In July 2006, a purported class action lawsuit was filed in the United States District Court for the Central District of California alleging that we failed to timely pay crew wages and failed to pay proper crew overtime. The suit seeks payment of damages, including penalty wages under 46 USC Section 10313 and equitable relief damages under the California Unfair Competition Law. We are not able at this time to estimate the impact of this proceeding on us. However, we believe that we have meritorious defenses and we intend to vigorously defend against this action.

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

Note 8. Comprehensive Income

Comprehensive income includes net income and changes in the fair value of derivative instruments that qualify as cash flow hedges. The cumulative changes in fair value of the derivatives are deferred and recorded as a component of accumulated other comprehensive income until the hedged transactions are realized and recognized in earnings. Comprehensive income was as follows (in thousands):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

Net income	$345,372	$374,711	$587,299	$719,560
Changes related to cash flow derivative hedges	(21,992)	(8,156)	9,459	(84,077)

Total comprehensive income	$323,380	$366,555	$596,758	$635,483

Note 9. Business Combinations

In August 2006, we announced an agreement to acquire all of the capital stock of Pullmantur S.A. (“Pullmantur”), a Madrid-based cruise and tour operator with five ships operating in Europe and Latin America. We have signed an agreement to buy all of Pullmantur’s capital stock for approximately € 430 million or approximately $559 million and have agreed to repay or refinance Pullmantur’s debt which, as of September 30, 2006, was approximately €270 million or approximately $351 million. We have committed to a bridge facility to finance the purchase price and the debt repayment or refinancing. On October 31, 2006, we announced receipt of antitrust approvals from Spain and Portugal on our acquisition of Pullmantur. The consummation of this acquisition is expected in mid-November 2006.

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

Recent Developments

In August 2006, we announced an agreement to acquire all of the capital stock of Pullmantur S.A. (“Pullmantur”), a Madrid-based cruise and tour operator with five ships operating in Europe and Latin America. We have signed an agreement to buy all of Pullmantur’s capital stock for approximately €430 million or approximately $559 million and have agreed to repay or refinance Pullmantur’s debt which, as of September 30, 2006, was approximately €270 million or approximately $351 million. We have committed to a bridge facility to finance the purchase price and the debt repayment or refinancing. On October 31, 2006, we announced receipt of antitrust approvals from Spain and Portugal on our acquisition of Pullmantur. The consummation of this acquisition is expected in mid-November 2006.

Summary of Historical Results of Operations

Our demand environment remained positive during the third quarter of 2006 allowing us to achieve improved pricing for our products compared to prior year. This trend allowed us to achieve a 2.7% increase in Net Yields for the third quarter of 2006 compared to the same period in 2005. This increase in Net Yields was partially offset by increases in fuel expenses, ships refurbishment and marketing, selling and administrative expenses. In addition, third quarter of 2005 included a net gain of $44.2 million related to the redemption of our investment in First Choice. As a result, net income was $345.4 million or $1.63 per share on a diluted basis for the third quarter of 2006 compared to $374.7 million or $1.64 per share for the third quarter of 2005.

Highlights for the third quarter include:

•

Total revenues for the third quarter of 2006 increased by approximately 9.0 % to $1.6 billion from total revenues of $ 1.5 billion for the same period in 2005 primarily due to a 3.8% increase in Gross Yields and a 5.0% increase in capacity.

•	Net Cruise Costs per APCD increased 4.5% in the third quarter of 2006 compared to the same period in 2005 primarily as a result of an increase in fuel and ship refurbishment expenses.

•	While we continue our efforts to mitigate increases in fuel costs, fuel expenses on an APCD basis increased by 21.4% during the third quarter of 2006 as compared to the same period in 2005.

•	Net Debt-to-Capital decreased to 41.2% as of September 30, 2006 as compared to 41.6% as of September 30, 2005.

•

We called for redemption all of our outstanding zero coupon convertible notes due May 18, 2021. The redemption period ended in October 2006 at a redemption price of $503.85 per note. Most holders of the notes elected to convert them into shares of our common stock, rather than redeem them for cash, resulting in the issuance of approximately 2.9 million shares through September 30, 2006 and approximately 1.2 million shares through the end of the redemption period for a total of approximately 4.1 million shares.

•	We placed an additional ship order, bringing our total number of ships on order to six for an additional capacity of approximately 21,150 berths.

Our revenues are seasonal based on the demand for cruises. Demand is strongest for cruises during the summer months and holidays.

The following table presents historical operating data as a percentage of total revenues:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

Passenger ticket revenues	74.0	73.9	73.8	74.1
Onboard and other revenues	26.0	26.1	26.2	25.9

Total revenues	100.0%	100.0%	100.0%	100.0%

Cruise operating expenses
Commissions, transportation and other	17.7	16.9	17.7	17.5
Onboard and other	7.5	7.5	6.6	6.6
Payroll and related	7.9	8.6	9.1	9.9
Food	4.6	4.7	5.1	5.3
Fuel	7.7	6.6	8.8	6.6
Other operating	12.3	11.9	14.0	13.2

Total cruise operating expenses	57.7	56.2	61.3	59.1
Marketing, selling and administrative expenses	10.0	10.4	12.7	12.0
Depreciation and amortization expenses	6.7	6.7	7.7	7.8

Operating income	25.6	26.7	18.3	21.1
Other income (expense)	(4.5)	(1.8)	(3.9)	(3.9)

Income before cumulative effect of a change in accounting principle	21.1	24.9	14.4	17.2
Cumulative effect of a change in accounting principle	-	-	-	1.4

Net income	21.1%	24.9%	14.4%	18.6%

Selected historical statistical information is shown in the following table:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

Passengers Carried	957,019	910,635	2,698,770	2,609,991
Passenger Cruise Days	6,428,544	6,109,222	17,749,885	17,546,794
APCD	5,865,782	5,588,596	16,543,430	16,347,308
Occupancy	109.6%	109.3%	107.3%	107.3%

Gross Yields and Net Yields were calculated as follows (in thousands, except APCD and Yields):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

Passenger ticket revenues	$1,211,758	$1,110,394	$3,006,928	$ 2,871,018
Onboard and other revenues	425,093	391,821	1,069,443	1,002,516

Total revenues	1,636,851	1,502,215	4,076,371	3,873,534

Less:
Commissions, transportation and other	289,462	253,496	720,460	679,167
Onboard and other	123,167	113,230	267,945	254,373

Net revenues	$1,224,222	$1,135,489	$3,087,966	$2,939,994

APCD	5,865,782	5,588,596	16,543,430	16,347,308
Gross Yields	$ 279.05	$ 268.80	$ 246.40	$ 236.95
Net Yields	$ 208.71	$ 203.18	$ 186.66	$ 179.85

Gross Cruise Costs and Net Cruise Costs were calculated as follows (in thousands, except APCD and costs per APCD):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

Total cruise operating expenses	$944,166	$844,632	$2,499,273	$2,290,409
Marketing, selling and administrative expenses	163,745	156,107	518,681	466,599

Gross Cruise Costs	1,107,911	1,000,739	3,017,954	2,757,008

Less:
Commissions, transportation and other	289,462	253,496	720,460	679,167
Onboard and other	123,167	113,230	267,945	254,373

Net Cruise Costs	$695,282	$634,013	$2,029,549	$1,823,468

APCD	5,865,782	5,588,596	16,543,430	16,347,308
Gross Cruise Costs per APCD	$ 188.88	$ 179.07	$ 182.43	$ 168.65
Net Cruise Costs per APCD	$ 118.53	$ 113.45	$ 122.68	$ 111.55

Net Debt-to-Capital was calculated as follows (in thousands):

	As of
	September 30,

	2006	2005

Long-term debt	4,181,502	3,594,102
Current portion of long-term debt	268,638	559,285

Total long-term debt	4,450,140	4,153,387
Less: Cash and cash equivalents	220,538	189,206

Net Debt	4,229,602	3,964,181

Total shareholders' equity	6,043,134	5,571,139
Net Debt	4,229,602	3,964,181

Net Debt and Capital	10,272,736	9,535,320

Net Debt-to-Capital	41.2%	41.6%

Outlook

Full Year 2006

We expect Net Yields for the full year 2006 will increase in the range of 3% to 4% compared to 2005, which is consistent with our previous guidance.

We estimate that Net Cruise Costs per APCD for 2006 will increase approximately 6% as compared to the prior year. Higher fuel costs account for approximately 3.9 percentage points of this increase. Our current “at-the-pump” fuel price is $388 per metric ton. If fuel prices for the rest of the year remain at today’s level, the company estimates that its 2006 fuel costs (net of hedging and fuel savings initiatives) will be approximately $110 million higher than the prior year.

Depreciation and amortization is expected to be in the range of $420 to $425 million and net interest expense is expected to be in the range of $265 to $270 million.

Based upon the expectations and assumptions contained in this outlook section (including Pullmantur), we expect full year 2006 earnings per share to be in the range of $2.90 to $2.95.

Fourth Quarter 2006

We expect Net Yields for the fourth quarter of 2006 will show year over year increases consistent with those seen in the third quarter.

We estimate that Net Cruise Costs per APCD for the fourth quarter of 2006 will decrease approximately 4% compared to the same quarter in 2005, driven mainly by the timing of drydock and marketing expenses. Our current “at-the-pump” fuel price is $388 per metric ton. If fuel prices for the rest of the quarter remain at today’s level, we estimate that our fourth quarter 2006 fuel costs (net of hedging and fuel savings initiatives) will increase approximately $5 million.

Based upon the expectations and assumptions contained in this outlook section (including Pullmantur), we expect fourth quarter earnings per share to be in the range of $0.20 to $0.25.

Quarter Ended September 30, 2006 Compared to Quarter Ended September 30, 2005

Revenues

Net revenues increased 7.8% in 2006 compared to the same period in 2005 primarily due to a 2.7% increase in Net Yields and a 5.0% increase in capacity. The increase in Net Yields was primarily due to increases in ticket prices on a per passenger basis. The increase in capacity was primarily due to the addition of Freedom of the Seas in the second quarter of 2006 and the additional capacity from the lengthening of Enchantment of the Seas in 2005. This increase was partially offset by the charter of Horizon to Island Cruises, our joint venture with First Choice Holidays PLC (“First Choice”), in October of 2005. Occupancy in 2006 was 109.6% and in 2005 was 109.3%. Gross Yields increased 3.8 % in 2006 compared to 2005 primarily due to the same reasons discussed above.

Concession revenues, included within onboard and other revenues, increased to $62.9 million in 2006 compared to $57.9 million in 2005, primarily due to the addition of the Freedom of the Seas.

Expenses

Net Cruise Costs increased 9.7% in 2006 compared to the same period in 2005 due to a 4.5% increase in Net Cruise Costs per APCD and a 5.0% increase in capacity. Approximately 3.3 percentage points of the increase in Net Cruise Costs per APCD was attributed to increases in fuel expenses. Total fuel expenses (net of the financial impact of fuel swap agreements) for 2006 increased 22.3% per metric ton. As a percentage of total revenues, fuel expenses were 7.7 % and 6.6 % in 2006 and 2005, respectively. The remaining percentage points of the increase in Net Cruise Costs per APCD were primarily attributed to increases in other operating expenses. Other operating expenses increased primarily due to ship refurbishment expenses, unscheduled drydocks and costs related to a cancelled sailing in the third quarter of 2006 as compared to the same period in 2005. Gross Cruise Costs increased 10.7% in 2006 compared to the same period in 2005, which was a larger percentage increase than Net Cruise Costs primarily due to an increase in average air costs and a higher proportion of passengers who purchased air transportation from us in the third quarter of 2006.

Depreciation and amortization expenses increased 8.2% in 2006 compared to the same period in 2005. The increase was primarily due to the addition of the Freedom of the Seas and ship improvements.

Other Income (Expense)

In July 2005, First Choice redeemed in full its 6.75% convertible preferred shares. We received $348.1 million in cash, resulting in a net gain of $44.2 million, primarily due to foreign exchange.

Gross interest expense increased to $ 77.8 million in 2006 from $69.8 million for the same period in 2005. The increase was primarily attributable to higher interest rates as well as a higher average debt level. Interest capitalized during 2006 increased to $6.0 million from $4.5 million during the same period in 2005 primarily due to a higher average level of investment in ships under construction.

Dividend income decreased approximately $1.7 million for 2006 compared to the same period in 2005 due to the redemption of our First Choice investment in the third quarter of 2005.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenues

Net revenues increased 5.0% in 2006 compared to the same period in 2005 primarily due to a 3.8% increase in Net Yields and a 1.2% increase in capacity. The increase in Net Yields was primarily due to increases in ticket prices on a per passenger basis. The increase in capacity was primarily due to the addition of Freedom of the Seas in the second quarter of 2006 and the additional capacity from the lengthening of Enchantment of the Seas in 2005. This increase was partially offset by the charter of Horizon to Island Cruises, our joint venture with First Choice Holidays PLC (“First Choice”), in October of 2005, and the revitalization of Century, which was out of service for 30 days during the nine-month period ended September 30, 2006. Occupancy was 107.3% in 2006 and in 2005. Gross Yields increased 4.0% in 2006 compared to 2005 primarily due to the same reasons discussed above for Net Yields.

Concession revenues, included within onboard and other revenues, increased to $171.4 million in 2006 as compared to $161.9 million in 2005, primarily due to the addition of the Freedom of the Seas.

Expenses

Net Cruise Costs increased 11.3% in 2006 compared to the same period in 2005 due to a 10.0% increase in Net Cruise Costs per APCD and a 1.2% increase in capacity. Approximately 5.4 percentage points of the increase in Net Cruise Costs per APCD was attributed to increases in fuel costs as compared to the same period in 2005. Total fuel expenses (net of the financial impact of fuel swap agreements) for 2006 increased 39.8% per metric ton. As a percentage of total revenues, fuel costs were 8.8% and 6.6% in 2006 and 2005, respectively. The remaining percentage points of the increase in Net Cruise Costs per APCD were primarily attributed to increases in other operating expenses and marketing, selling and administrative expenses. Other operating expenses increased primarily due to ship refurbishment expenses and expenses associated with the revitalization of Century. Ship refurbishment expenses increased due to unscheduled drydocks during the nine month period ended September 30, 2006 as compared to the same period in 2005. Marketing, selling and administrative expenses increased primarily due to inflationary and other cost pressures. Gross Cruise Costs increased 9.5% in 2006 compared to the same period in 2005, which was a lower percentage increase than Net Cruise Costs primarily due to lower commission expenses as a result of an increase in direct business.

Depreciation and amortization expenses increased 4.2% in 2006 compared to the same period in 2005. The increase was primarily due to the addition of the Freedom of the Seas, ship improvements and shore-side additions.

Other Income (Expense)

In July 2005, First Choice redeemed in full its 6.75% convertible preferred shares. We received $348.1 million in cash, resulting in a net gain of $44.2 million, primarily due to foreign exchange.

Gross interest expense decreased to $ 215.5 million in 2006 from $ 221.1 million for the same period in 2005. The decrease was primarily attributable to a lower average debt level, partially offset by higher interest rates. Interest capitalized during 2006 increased to $ 19.3 million from $11.8 million during the same period in 2005 primarily due to a higher average level of investment in ships under construction.

In January 2006, we partially settled a pending lawsuit against Rolls Royce and Alstom Power Conversion, co-producers of the mermaid pod-propulsion system on Millennium-class ships, for the recurring Mermaid pod failures. Under the terms of the partial settlement, we received $38 million from Alstom and released them from the suit, which remains pending against Rolls Royce. The $38 million settlement resulted in a gain of $36 million, net of reimbursements to insurance companies.

Dividend income decreased approximately $14.2 million for 2006 compared to the same period in 2005 due to the redemption of our First Choice investment in the third quarter of 2005.

Cumulative Effect of a Change in Accounting Principle

In the third quarter of 2005, we changed our method of accounting for drydocking costs from the accrual in advance to the deferral method. The change resulted in a one-time gain of $52.5 million, or $0.22 per share on a diluted basis, to recognize the cumulative effect of the change on prior years, which we reflected as part of our results for the nine month period ended September 30, 2005.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash flow generated from operations provides us with a significant source of liquidity. Net cash provided by operating activities was $908.0 million for the first nine months of 2006 compared to $983.8 million for the same period in 2005. The decrease was primarily due to the payment of $121.2 million of accreted interest in connection with the repurchase of our LYONs partially offset by an increase in customer deposits and accrued expenses and other liabilities.

Net cash used in investing activities was $1.1 billion for the first nine months of 2006 compared to net cash provided by investing activities of $23.1 million for the same period in 2005. The change was primarily due to an increase in capital expenditures and the purchase of $100.0 million of notes from First Choice. Our capital expenditures increased to approximately $1.0 billion in the first nine months of 2006 from $320.6 million for the same period in 2005, primarily due to the delivery of Freedom of the Seas and ships under construction. Capital expenditures for the first nine months of 2005 were primarily related to ships under construction. In addition, we received $348.1 million in cash from the redemption of our investment in First Choice during the first nine months of 2005.

Net cash provided by financing activities was $319.8 million in the first nine months of 2006 compared to net cash used in financing activities of $1.4 billion for the same period in 2005. The change was primarily due to an increase in net proceeds from debt issuances. During the first nine months of 2006, we received net proceeds of approximately $890.5 million from a public offering consisting of $550.0 million of 7.0% senior unsecured notes due 2013, and $350.0 million of 7.25% senior unsecured notes due 2016. In addition, we drew the full amount of a 7-year, $570 million unsecured term loan due through 2013 and drew $340 million on our revolving credit facility. During the first nine months of 2006, we made debt repayments on various loan facilities and capital leases of approximately $1.3 billion including $530.6 million to redeem in full the accreted balance of our remaining outstanding LYONs, $260.0 million in payments towards our $1.0 billion revolving credit facility and $153.7 million prepayment of term loan secured by a certain Celebrity ship. In June 2006, as part of an ASR transaction, we purchased 4.2 million shares of our common stock from an investment bank at an initial price of $39.15 per share. Total consideration paid to repurchase such shares, including commission and other fees, was approximately $164.6 million. The forward sale agreement matured in August 2006. During the term of the forward sale agreement, the investment bank purchased shares of our common stock in the open market to settle its obligation related to the shares borrowed from third parties and sold to us. On August 17, 2006 and upon settlement of the agreement, we received 369,972 additional shares of our common stock which reduced the settlement price of the ASR transaction from an initial price of $39.15 per share to $35.99 per share. The incremental shares were recorded in shareholders’ equity as a component of treasury stock (see Note 6. Shareholders’ Equity). During the first nine months of 2006, we received $19.2 million in connection with the exercise of common stock options and we paid cash dividends on our common stock of $63.5 million. Net Debt-to-Capital decreased to 41.2% in the first nine months of 2006 compared to 41.6% for the same period in 2005.

In September 30, 2006, we called for redemption all of our outstanding zero coupon convertible notes due May 18, 2021. The redemption period ended in October 2006 at a redemption price of $503.85 per note. Most holders of the notes elected to convert them into shares of our common stock, rather than redeem them for cash, resulting in the issuance of approximately 2.9 million shares through September 30, 2006 and approximately 1.2 million shares through the end of the redemption period for a total of approximately 4.1 million shares.

Interest capitalized during the first nine months of 2006 increased to $19.3 million from $11.8 million for the same period in 2005 due to a higher average level of investment in ships under construction.

Future Capital Commitments

As of September 30, 2006, we had on order two Freedom-class ships and one ship of a new class designated for Royal Caribbean International, and three Solstice-class ships designated for Celebrity Cruises, for an aggregate additional capacity of approximately 21,150 berths. The aggregate cost of the six ships on order is approximately $5.3 billion, of which we have deposited $367.3 million as of September 30, 2006. Approximately 10.5% of the aggregate cost of the ships was exposed to fluctuations in the euro exchange rate at September 30, 2006.

As of September 30, 2006, we anticipated overall capital expenditures, including the six ships on order, will be approximately $1.2 billion for 2006, $1.3 billion for 2007, $1.8 billion for 2008, $2.0 billion for 2009 and $1.0 billion for 2010.

Contractual Obligations and Off-Balance Sheet Arrangements

As of September 30, 2006, our contractual obligations were as follows (in thousands):

	Payments due by period

		Less than 1	1-3	3-5	More than 5
	Total	year	years	years	years

Long-term debt obligations(1)(2)	$4,405,024	$268,011	$803,090	$1,445,134	$1,888,789
Capital lease obligations(3)	45,116	627	1,679	2,210	40,600
Operating lease obligations(4)(5)	564,393	61,987	106,611	92,977	302,818
Ship purchase obligations(6)	4,305,446	767,274	2,994,141	544,031	—
Other(7)	388,835	89,034	120,368	58,650	120,783

Total	$9,708,814	$1,186,933	$4,025,889	$2,143,002	$2,352,990

(1)	Amounts exclude interest, except for the accreted value of our zero coupon convertible notes.
(2)

The $37.0 million accreted value of the zero coupon convertible notes at September 30, 2006 is included in the one to three years category. These accreted values were calculated based on the number of notes outstanding at September 30, 2006. We may choose to pay any amounts in cash or common stock or a combination thereof.

(3)	Amounts exclude interest.
(4)	We are obligated under noncancelable operating leases primarily for a ship, offices, warehouses, computer equipment and motor vehicles.
(5)

Under the Brilliance of the Seas lease agreement, we may be required to make a termination payment of approximately £126 million, or approximately $236.0 million based on the exchange rate at September 30, 2006, if the lease is canceled in 2012. This amount is included in the more than five years category.

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

Funding Sources

As of September 30, 2006, our liquidity was $1.0 billion consisting of approximately $0.2 billion in cash and cash equivalents and $0.8 billion available under our unsecured revolving credit facility. We have contractual obligations of approximately $1.2 billion due during the twelve-month period ending September 30, 2007. We anticipate these contractual obligations could be funded through a combination of cash flows from operations, drawdowns under our available unsecured revolving credit facility, the incurrence of additional indebtedness and the sales of equity or debt securities in private or public securities markets. Although we believe our existing unsecured revolving credit facility, cash flows from operations, our ability to obtain new borrowings and/or raise new capital or a combination of these sources will be sufficient to fund operations, debt payment requirements, capital expenditures and other commitments over the next twelve-month period, there can be no assurances that these sources of cash will be available in accordance with our expectations.

Our financing agreements contain covenants that require us, among other things, to maintain minimum net worth, and fixed charge coverage ratio and limit our debt-to-capital ratio. We were in compliance with all covenants as of September 30, 2006.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 during the quarter ended September 30, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In July 2006, a purported class action lawsuit was filed in the United States District Court for the Central District of California alleging that we failed to timely pay crew wages and failed to pay proper crew overtime. The suit seeks payment of damages, including penalty wages under 46 USC Section 10313 and equitable relief damages under the California Unfair Competition Law. We are not able at this time to estimate the impact of this proceeding on us. However, we believe that we have meritorious defenses and we intend to vigorously defend against this action.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about repurchases of common stock during the quarter ended September 30, 2006:

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or	Maximum Number of Shares that May Yet Be Purchased Under the Plans or
Period	Purchased	Per Share	Programs	Programs

July 1 to July 31	-	-	-	-
August 1 to August 31	369,972(a)	$35.99	369,972	-
September 1 to September 30	-	-	-	-

(a) We purchased these shares in connection with the settlement of the Accelerated Share transaction (see Note 6. Shareholders' Equity).

Item 5. Other Information

On October 31, 2006, we announced that Chief Financial Officer Mr. Luis E. Leon will retire from the Company and that Executive Vice President Brian Rice will succeed him as Chief Financial Officer. The Company will pay Mr. Leon $1,955,000 and provide certain other customary benefits. Mr. Leon will assist in the transition which is expected to be completed before the end of 2006.

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

Date: October 31, 2006