Form 10-K
period 2006-12-31
ROYAL CARIBBEAN CRUISES LTD
filed 2007-02-28
CIK 884887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $4.9 billion as of the last business day of the registrant’s most recently completed second fiscal quarter.

There were 212,266,640 shares of common stock outstanding as of February 7, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

The information required under Part III of this report is incorporated herein by reference to registrant's definitive proxy statement for the 2007 Annual Meeting of Shareholders.

ROYAL CARIBBEAN CRUISES LTD.

PART I

As used in this Annual Report on Form 10-K, the terms “Royal Caribbean,” the “Company,” “we,” “our” and “us” refer to Royal Caribbean Cruises Ltd., the term “Celebrity” refers to Celebrity Cruise Lines Inc., the term “Pullmantur” refers to Pullmantur S.A. and the terms “Royal Caribbean International”, “Celebrity Cruises” and “Pullmantur Cruises” refer to our three cruise brands. In accordance with cruise vacation industry practice, the term “berths” is determined based on double occupancy per cabin even though many cabins can accommodate three or more passengers.

Item 1. Business

General

Royal Caribbean International was founded in 1968. The current parent corporation, Royal Caribbean Cruises Ltd., was incorporated on July 23, 1985 in the Republic of Liberia under the Business Corporation Act of Liberia.

We are the world’s second largest cruise company operating 34 cruise ships with approximately 67,550 berths.

We operate three cruise brands, Royal Caribbean International, Celebrity Cruises and Pullmantur Cruises, in the cruise vacation industry. The cruise vacation industry is comprised of the budget, contemporary, premium and luxury segments. Our ships operate on a selection of worldwide itineraries that call on approximately 310 destinations. We compete principally on the basis of quality of ships, quality of service, variety of itineraries and price.

Royal Caribbean International

Royal Caribbean International serves the contemporary and premium segments of the cruise vacation industry. The contemporary segment is served by cruises that are generally seven nights or shorter and feature a casual ambiance. The premium segment is served by cruises that are generally seven to 14 nights and appeal to the more experienced passenger who is usually more affluent. Royal Caribbean International operates 20 cruise ships with approximately 47,900 berths, offering various cruise itineraries that range from two to 15 nights.

Royal Caribbean International’s strategy is to attract an array of vacationing consumers in the contemporary segment by providing a wide variety of itineraries and cruise lengths with multiple innovative options for onboard dining, entertainment and other onboard activities. Royal Caribbean International offers a wide array of onboard activities, services and amenities, including swimming pools, sun decks, beauty salons, exercise and spa facilities, ice skating rinks, in-line skating, basketball courts, rock climbing walls, surf machines, bungee jumping trampolines, miniature golf courses, an interactive waterpark called the H2O Zone™, gaming facilities, lounges, bars, Las Vegas-style entertainment, cinemas and “Royal Promenades” which are boulevards with shopping, dining and entertainment venues. Additionally, Royal Caribbean International offers a variety of shore excursions at each port of call. We believe that the variety and quality of Royal Caribbean International’s product offerings represent excellent value to consumers, especially to couples and families traveling with children. Because of the brand’s extensive product offerings, we believe Royal Caribbean International is well positioned to attract new consumers to the cruise vacation industry and to continue to bring past passengers back for their next vacation. While the brand is positioned at the upper end of the contemporary segment, we believe that Royal Caribbean International’s quality enables it to attract consumers from the premium segment as well, thereby achieving one of the broadest market coverages of any of the major brands in the cruise vacation industry.

Celebrity Cruises

Celebrity Cruises primarily serves the premium segment of the cruise vacation industry. Celebrity Cruises operates nine cruise ships with approximately 15,150 berths. The brand offers various cruise itineraries that range from two to 17 nights.

Celebrity Cruises’ strategy is to attract experienced cruise passengers who appreciate and want the unique experience the brand offers. Celebrity Cruises delivers a high quality experience and good value with ships that offer extensive and luxurious spa facilities, fine dining, personalized service, and a high staff-to-passenger ratio. These are the hallmarks of the premium cruise vacation segment. Celebrity Cruises provides a variety of itineraries and cruise lengths and has a high proportion of its fleet deployment in seasonal markets (i.e. Alaska, Australia, Bermuda, Europe, Hawaii, New Zealand, the Panama Canal and South America). Celebrity Cruises includes in its breadth of product offerings itineraries to the Galapagos Islands, and recently inaugurated excursions to Machu Picchu in Peru. To further enhance our passengers’ experiences, Celebrity Cruises also offers a variety of shore excursions at each port of call.

Under its Celebrity Expeditions concept, Celebrity Cruises provides passengers a more intimate experience onboard smaller, upscale ships offering cruises to premium destinations. In 2004, Celebrity Cruises introduced Celebrity Xpedition, a 100-berth ship that offers cruises in the Galapagos Islands, as a Celebrity Expedition. Beginning in 2007, Celebrity Cruises will expand Celebrity Expeditions by introducing two additional ships. Blue Dream and Blue Moon, which are currently part of the recently-acquired Pullmantur fleet, will be redeployed to Celebrity and renamed Celebrity Journey and Celebrity Quest, respectively. Celebrity Journey will offer cruises from the United States to Bermuda commencing in May 2007 and Celebrity Quest will offer a series of Caribbean sailings featuring several first time ports of call as well as a series of Panama Canal itineraries commencing in October 2007. Before switching to the Celebrity Brand, each ship will undergo a revitalization to incorporate Celebrity’s signature elements.

Pullmantur Cruises

On November 14, 2006, we completed our acquisition of Pullmantur S.A., a Madrid-based cruise and tour operator. Pullmantur, formed in 1971, is the largest cruise operator in Spain. It has two primary businesses: cruises and tour operations. Since 2001, Pullmantur has operated five cruise ships in Europe and Latin America serving the contemporary cruise vacation segment with approximately 4,500 berths as of December 31, 2006. Pullmantur’s tour operations sell land-based travel packages to Spanish guests including hotel and flights primarily to Caribbean resorts, and sells land-based travel packages to Europe aimed at Latin American customers. Pullmantur also owns a minority interest in a small air business that operates three aircraft in support of its cruise and tour operations. Pullmantur has offices in Spain and Portugal, with approximately 2,600 employees, and is Royal Caribbean’s first wholly-owned European brand.

Pullmantur increases our presence in Spain and provides us with an opportunity to further grow our business in Europe and Latin America and to increase our product offerings. Pullmantur also provides us an opportunity for incremental guest, revenue and earnings growth.

In June 2007, Zenith will be redeployed from Celebrity Cruises to Pullmantur where it will begin offering cruises to the Eastern Mediterranean. Before switching to the Pullmantur brand, Zenith will undergo a revitalization to increase verandas, enlarge public areas and customize the ship for Spanish and Latin American guests.

Other

As part of our effort to develop our presence in markets outside of North America, in July 2000, we formed a joint venture with First Choice Holidays PLC (“First Choice”), one of the largest integrated tour operators in the United Kingdom. This joint venture operates a cruise brand, Island Cruises, offering itineraries designed to attract passengers from the United Kingdom and Brazil. Island Cruises operates a 1,500-berth ship sailing under the name Island Escape. Celebrity Cruises' Horizon, a 1,350-berth ship, is currently chartered under a six-year agreement through 2011 to this joint venture. Horizon is currently sailing under the name Island Star, expanding Island Cruise's presence in Europe and South America.

Industry

Since 1970, cruising has been one of the fastest growing sectors of the vacation market, as the number of North American passengers has grown to an estimated 10.8 million in 2006 from 0.5 million in 1970, a compound annual growth rate of approximately 9%. However, from 2002 to 2006 a significant amount of growth was experienced resulting in a compound annual growth rate of approximately 12%. We have sought to capitalize on the increasing popularity of cruises through an extensive fleet expansion program.

According to our estimates, the North American cruise market was served by an estimated 112 cruise ships with approximately 156,987 berths at the beginning of 2002. We estimate that this capacity increased to approximately 229,486 berths on approximately 140 ships by the end of 2006. The increase in capacity over the last five years is net of approximately 24 ships with approximately 33,584 berths that have either been retired or moved out of the North American market. There are approximately 24 cruise ships with an estimated 68,360 berths that are expected be placed in service between 2007 and 2010.

The following table details the growth in the North American cruise market of both passengers and estimated weighted-average berths over the past five years:

Year	North American Cruise Passengers(1)	Weighted-Average Supply of Berths Marketed in North America(2)
2002	7,640,000	163,100
2003	8,195,000	182,600
2004	9,108,000	206,700
2005	9,909,000	216,300
2006	10,836,000	227,300

__________

(1)	Source: Cruise Line International Association based on passengers carried for at least two consecutive nights, except for 2006, which is based on our estimates.
(2)	Source: Our estimates.

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

Our ships operate worldwide and have itineraries that call on destinations in Alaska, Asia, Australia, the Bahamas, Bermuda, California, Canada, the Caribbean, Europe, the Galapagos Islands, Hawaii, Mexico, New England, New Zealand, the Panama Canal and South America.

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

• improve the awareness and market penetration of our brands,

• continue to expand our fleet with state-of-the-art cruise ships,

• continue to improve and expand the quality and innovation of our fleet,

• expand into new markets and itineraries,

• further expand our international passenger sourcing,

• utilize sophisticated revenue management systems to optimize revenue from demand for our products,

• continue to manage our costs,

• further improve our technological capabilities, and

• maintain strong relationships with travel agencies, the principal industry distribution channel, while offering direct access for consumers.

Brand Awareness

We continue to broaden the recognition of our brands among consumers. Royal Caribbean International is an established brand in the contemporary and premium segments of the cruise vacation industry. We believe we are positioning Celebrity Cruises as the best choice in the premium segment of the cruise vacation industry. Pullmantur Cruises is a widely recognized brand in the Spanish and Latin American contemporary cruise markets.

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

Under its Celebrity Expeditions concept, Celebrity Cruises provides passengers a more intimate experience onboard smaller, upscale ships offering cruises to premium destinations. Beginning in 2007, Celebrity Cruises will expand Celebrity Expeditions by introducing two additional ships, Celebrity Journey and Celebrity Quest.

Pullmantur Cruises operates in the Spanish market, which is one of the fastest growing cruise markets in Europe. Pullmantur’s cruise product is tailored specifically to Spanish-speaking passengers from both Spain and Latin America. All customer-facing crewmembers speak Spanish, dining times are later and onboard activities, services, shore excursions and menu offerings are designed to suit their target customers’ preferences. We will seek to broaden the awareness and market penetration of our new brand.

Fleet Expansion

Based on the ships currently on order, our capacity is expected to increase to approximately 88,750 berths by December 31, 2010. Since our first fleet expansion program beginning in 1988, we have continued to increase our average ship size and number of available berths, which has enabled us to achieve certain economies of scale. Larger ships allow us to carry more passengers without a corresponding increase in certain operating expenses.

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

In May 2006, Royal Caribbean International launched the 3,600 berth Freedom of the Seas, the first of three planned Freedom-class ships, and the largest cruise ship in the world. Royal Caribbean International expects to take delivery of two additional Freedom-class ships, Liberty of the Seas and Independence of the Seas, in 2007 and 2008, respectively.

Royal Caribbean International will introduce a new class of ship in 2009. This class of ship will have a capacity of approximately 5,400 berths, which is 50% larger than the capacity on the Freedom-class ships. At 1,180 feet long, 154 feet wide and 240 feet high, this new class of ship will give Royal Caribbean ample room to create new amenities to heighten guests’ cruise experience. We have an option to purchase an additional ship in this class, exercisable through March 2007. If ordered, the ship will be delivered in the third quarter of 2010.

Celebrity Cruises. Celebrity Cruises was founded in 1990 and operated three ships between 1992 and 1995. Between 1995 and 1997, Celebrity Cruises undertook its first capital expansion program, adding three Century-class ships, which range in size from approximately 1,750 to 1,850 berths and disposing of one of its original three ships. Celebrity Cruises completed its second capital expansion program with the delivery of four Millennium-class ships from 2000 through 2002. Each Millennium-class ship has approximately 2,050 berths and is approximately 90,000 gross tons.

In 2004, Celebrity Cruises introduced its Celebrity Expeditions cruise concept by launching Celebrity Xpedition, a 100-berth ship that offers a more intimate, smaller ship experience with sailings to the Galapagos Islands. We intend to expand the Celebrity Expeditions concept with the introduction of Celebrity Journey and Celebrity Quest in May and October 2007, respectively.

To continue its product evolution, Celebrity Cruises entered into contracts with a shipyard to build three Solstice-class ships, Celebrity Solstice, Celebrity Equinox and Celebrity Eclipse. The Solstice-class ships will be approximately 118,000 gross tons each with approximately 2,850 berths, incorporating many features typically associated with luxury cruising. Celebrity Solstice, Celebrity Equinox and Celebrity Eclipse are scheduled for delivery in the fourth quarter of 2008, the third quarter of 2009 and the second quarter of 2010, respectively.

Fleet Innovation

We place a strong focus on product innovation, not only for stimulating repeat business, but also for driving new demand for our products. The Voyager, Radiance and Millennium-class ships introduced several product innovations to the marketplace, and our brands have begun to adopt these innovations as signature elements. For example, Royal Caribbean International’s Voyager-class ships provide more diverse vacation options for families and for those seeking active sports and entertainment alternatives during their vacation experience. Each Voyager-class ship has a variety of unique features, including the cruise vacation industry’s first horizontal atrium, the “Royal Promenade” (which is four decks tall, longer than a football field and provides entertainment, shopping and dining experiences), recreational activities such as ice skating, in-line skating, rock climbing, miniature golf and full court basketball, enhanced staterooms, expanded dining venues and a variety of intimate spaces. Radiance-class ships incorporate many of the dining and entertainment options of the Voyager-class ships, as well as offer a wide array of unique features. These features include alternative dining venues, panoramic glass elevators facing outward to the sea, floor to ceiling glass windows offering sea views and a billiards club featuring gyroscopic billiard tables. During the second quarter of 2006, Freedom of the Seas began offering several new experiences to cruising including a surf machine, an interactive water park called the H2O ZoneTM and a dedicated sports pool. The Freedom-class ships are approximately 16% larger than the Voyager-class ships and have some of the largest staterooms and balconies in the industry, flat screen televisions, cell phone services and other amenities. Building upon the innovations of the Voyager-class and Freedom-class ships, Royal Caribbean International will introduce a new class of ship in 2009.

The Millennium-class ships elevated Celebrity Cruises’ position in the premium segment of the marketplace. This class of ships, which is a progression from the Century-class ships, builds on the brand’s primary strengths, including gourmet dining, luxurious spa facilities, and spacious staterooms and suites complete with verandas. On the Millennium-class ships, an entire deck is dedicated to health, fitness and the rejuvenating powers of water. Celebrity Cruises’ spas offer a variety of features, including a large hydropool with neck massage and body jets and services including “acupuncture at sea”. To further enhance the onboard experience, Celebrity Cruises offers a more intimate setting in our piano, champagne, and martini bars and lounges. In 2008, Celebrity Cruises will introduce the Solstice-class, a new wide-body construction class of ships, with large staterooms averaging 215 square feet. Approximately 90% of the ships' staterooms will be outside and 85% of the staterooms will have verandas.

In order to offer passengers a wider range of activities and amenities and to ensure consistency across our fleets, we embarked on a program of revitalizing our older ships to update and refresh their interiors and to incorporate signature brand elements. Renovations included the addition of new balconies, verandas, dining venues, lounges and teen areas as well as extensive refurbishments to staterooms and public areas.

Royal Caribbean International commenced its revitalization program in 2003 with extensive renovations to Monarch of the Seas, followed by extensive renovations to Empress of the Seas and Sovereign of the Seas in 2004. In 2005, Enchantment of the Seas underwent a lengthening with a new 73-foot midsection, which features 151 additional staterooms, suspension bridges, an overhanging bar offering panoramic views and bungee jumping trampolines. For the increasing number of young cruisers, Enchantment of the Seas introduced a new interactive splash pad with water jets on the floor, which transforms into a fiber-optic and water show at night. Majesty of the Seas is scheduled for extensive renovations in the first quarter of 2007 to include the addition of new dining venues, lounges and teen areas as well as new bedding packages for all staterooms.

Celebrity’s revitalization program began during 2006, with extensive renovations to Century, which incorporated many of the Millennium-class standards, while adding 314 new verandas, approximately 26 additional suites and staterooms, and a new specialty restaurant.

New Markets and Itineraries

Our ships operate worldwide with a selection of itineraries that call on approximately 310 ports. New ships, including both newly constructed vessels and those we acquire, allow us to expand into new destinations, itineraries and markets. Our brands have expanded their mix of itineraries in Europe, and our recent Pullmantur acquisition provides us with a brand operating in the Spanish market, while strengthening our ability to penetrate the European and Latin American markets further.

In 2007, we will focus on the acceleration of Royal Caribbean International’s strategic position as a global cruise brand with the announced deployments of Splendour of the Seas in South America and Legend of the Seas in the Dominican Republic. In addition, Royal Caribbean International is expanding itineraries into Asia, Australia and New Zealand with Rhapsody of the Seas in December 2007, and Celebrity Cruises is expanding operations into Australia and New Zealand with Mercury in December 2007. The brands are now offering a wide variety of cruise tours from Alaska, the Canadian Rockies and Europe in order to provide vacationers with a broad range of product options.

In an effort to secure desirable berthing facilities for our ships, and to provide new or enhanced cruise destinations for our passengers, from time to time we assist or invest in the development or enhancement of certain port facilities and infrastructure located in strategic ports of call. Generally, we collaborate with local private or governmental entities by providing management and/or financial assistance. In exchange for our involvement, we generally secure preferential berthing rights for our ships.

International Passengers

Passenger ticket revenues generated by sales in countries outside of the United States were approximately 18%, 21%, and 18% of total passenger ticket revenues in 2006, 2005 and 2004, respectively. The percentage of passengers sourced outside of the United States was approximately 13% in 2006 compared to approximately 16% in 2005 and approximately 15% in 2004. International passengers have grown from approximately 213,000 in 1998 to approximately 586,000 in 2006.

We sell and market the Royal Caribbean International and Celebrity Cruises brands to passengers outside of North America through our offices in the United States, United Kingdom, Germany, Norway, Italy and Spain. We further extend our reach with a network of 48 independent international representatives located throughout the world. We market our product in these countries by focusing on innovation and by responding to cultural characteristics of our global passengers. Our recently acquired Pullmantur Cruises brand sells and markets its cruises to passengers primarily in Spain and Latin America through its offices in Spain.

During the summer of 2005, Royal Caribbean International dedicated Legend of the Seas to the United Kingdom passenger market, offering itineraries to the Mediterranean sailing directly from Southampton, United Kingdom and offering onboard products designed to appeal to passengers from the United Kingdom. Due to the success of this effort, we will be replacing Legend of the Seas with a Voyager-class vessel, Navigator of the Seas, to this itinerary in 2007. Also in 2007, Royal Caribbean International’s Voyager of the Seas will return to Barcelona, Spain offering Mediterranean itineraries. Royal Caribbean International will also introduce the Vision-class ship, Rhapsody of the Seas, to Australia, New Zealand and the South Pacific offering sailings from Singapore, Hong Kong and Shanghai. Splendour of the Seas will begin a Pan-European itinerary out of Venice, Italy beginning in May and will also sail in South America with emphasis on Brazil. At the end of 2007, Celebrity Cruises will introduce Mercury to Australia and New Zealand offering open-jaw sailings between Auckland and Sydney. In May 2008, Independence of the Seas will be introduced in the United Kingdom and will offer itineraries to the Mediterranean, the Channel Islands and the Canary Islands.

In addition to the development of our global brands, we focus on innovative ways to develop our local presence in markets outside of North America. We have a joint venture with First Choice, one of the largest integrated tour operators in the United Kingdom. This joint venture operates a cruise brand, Island Cruises, offering itineraries designed to attract passengers from the United Kingdom and Brazil. Island Cruises operates a 1,500 berth ship sailing under the name Island Escape. Celebrity Cruises’ Horizon, a 1,350 berth ship, is currently chartered under a six-year agreement through 2011 to this joint venture. Horizon is currently sailing under the name Island Star, expanding Island Cruise’s presence in Europe and South America.

Revenue Management

We believe we have one of the most advanced revenue management systems in the industry, which enables us to make more advantageous decisions about pricing, inventory management and marketing actions. We are continuously working to improve these systems and tools through increased forecasting capabilities, ongoing improvements to our understanding of price/demand relationships, and greater automation of the decision process.

Cost Management

We continue to prioritize the identification and implementation of shipboard and shoreside operating cost initiatives, and to foster a corporate culture focused on cost management. Examples of these ongoing efforts include continued optimization of shipboard and shoreside staffing levels, application of continuous improvement processes, and improved efficiency of fuel consumption through technology and opportunistic initiatives, including use of alternative fuel solutions, itinerary optimization, and diligent shipboard conservation efforts.

Technological Development

We continue to invest in information technology to support and improve our corporate infrastructure and passenger and travel trade relations. We have a workforce management system to schedule and manage contracts for our shipboard employees worldwide and have also automated the transmission of passenger and crew information to all relevant government agencies. Both Royal Caribbean International and Celebrity Cruises have extensive websites that are world-class marketing portals with consumer booking engines providing access to millions of Internet users throughout the world. We have streamlined our documentation process by providing our passengers with electronic documents accessible online. We also offer passengers the ability to complete their embarkation forms online prior to the embarkation date and also offer automated pierside embarkation and disembarkation to our passengers. Automation of the disembarkation process improves the travel experience for our passengers by providing airline boarding passes and luggage check-in for same-day return flights while passengers are still onboard the ship. To further enhance our customer service, we provide online access so passengers can book shore excursions and Alaska cruisetour land excursions via our websites. We offer a website for Celebrity Cruises which improves the ease of use and distribution of multimedia marketing information to our current and potential customers. Additionally, we have implemented a customer relationship management tool, which improves our ability to respond to passenger and travel agent inquiries in a timely and accurate manner. Other innovations include wireless Internet cafes and cellular phone access on selected ships to satisfy our passengers’ mobile computing and communication needs. We have interactive televisions in passenger staterooms on certain ships, enabling passengers to shop for shore excursions, select a dinner wine and monitor their onboard accounts. We have cruisingpower.com, a website dedicated to Internet communications with the travel agency community, which enables fast access to online tools and is the ultimate shared resource center for Royal Caribbean International and Celebrity Cruises information. These online tools include CruiseMatch® Online, an Internet browser-based booking system, CruisePaySM, an online payment service, Insight, a booking summary report and Cruise WriterSM, which provides the capability to customize brochures and flyers.

Travel Agency Support

Travel agencies generate the majority of the bookings for our ships and we are committed to further developing and strengthening this very important distribution channel. Each of our brands has a brand-dedicated sales force. Each sales team focuses on the unique qualities of each brand and provides support to the travel agency community. The Trade Support & Services department, with branded call center operations, further supports the travel agency community in designing the cruise vacation experience. We offer an automated reservations system, CruiseMatch® Online, which allows travel agents direct access to Royal Caribbean International’s and Celebrity Cruises’ computer reservation system for direct bookings. We launched a dedicated home-based portal on cruisingpower.com, which offers home-based travel partners access to exclusive communication, education, sales and marketing tools and resources needed to grow their business with us. We have customer service representatives that are trained to assist travel agents in providing a higher level of service and Insight, the first Internet service tool of its kind in the industry, which assists agencies with productivity and enhances customer service. We currently operate reservation call centers to support our travel agent community in the United States, Canada, Spain and the United Kingdom offering flexibility and extended hours of operations. Call centers for the United States and Canada are located in Miami and Miramar, Florida, Wichita, Kansas and Springfield, Oregon. The call center for the United Kingdom is located in Addlestone, England. The call center for Pullmantur Cruises is located in Madrid, Spain. We have certified vacation planners in our call centers in Miami, Miramar, Wichita, Springfield and Addlestone offering cruise planning expertise and personal attention for direct bookings. In addition, direct booking channels for Royal Caribbean International and Celebrity Cruises are available through our Internet sites at www.royalcaribbean.com and www.celebrity.com.

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

The Royal Caribbean International passenger loyalty program, “Crown & Anchor Society” has over 4.1 million members worldwide and includes benefits such as a secured dedicated section in the www.royalcaribbean.com Internet site with special cruise offers and onboard amenities. The Celebrity Cruises passenger loyalty program, “Captain's Club” has approximately 850,000 members. Captain's Club members enjoy exclusive members-only onboard programs and amenities, and are provided with a secured area on the Celebrity Cruises web site, which communicates select product offers.

Operations

Cruise Ships and Itineraries

We operate 34 ships, under three brands, with a selection of worldwide itineraries ranging from two to 17 nights that call on approximately 310 destinations. Liberty of the Seas is expected to enter revenue service in May 2007. In addition, Pullmantur Cruises will operate Pacific and Mona Lisa under charter agreements with third parties from April through October 2007 and June through August 2007, respectively. The following table represents summary information concerning our ships and their areas of operation based on 2007 itineraries (subject to change):

Ship	Year Ship Entered Service	Approximate Berths	Primary Areas of Operation
Royal Caribbean International
Liberty of the Seas	2007	3,600	Eastern/Western Caribbean
Freedom of the Seas	2006	3,600	Eastern/Western Caribbean
Jewel of the Seas	2004	2,100	Eastern/Western Caribbean, Canada/New England, Europe
Mariner of the Seas	2003	3,100	Eastern/Western Caribbean
Serenade of the Seas	2003	2,100	Alaska, Southern Caribbean, Panama Canal, Hawaii
Navigator of the Seas	2002	3,100	Eastern/Western Caribbean, Europe
Brilliance of the Seas	2002	2,100	Caribbean, Europe, Panama Canal
Adventure of the Seas	2001	3,100	Southern Caribbean
Radiance of the Seas	2001	2,100	Eastern/Western Caribbean, Alaska, Hawaii, Panama Canal
Explorer of the Seas	2000	3,100	Eastern/Western Caribbean, Bermuda
Voyager of the Seas	1999	3,100	Eastern/Western Caribbean, Europe
Vision of the Seas	1998	2,000	Alaska, Mexican Riviera
Enchantment of the Seas[1]	1997	2,250	Western Caribbean
Rhapsody of the Seas	1997	2,000	Western Caribbean, Australia/NZ, Asia
Grandeur of the Seas	1996	1,950	Caribbean, Bermuda, Canada, New England
Splendour of the Seas	1996	1,800	Western Caribbean, Europe, South America
Legend of the Seas	1995	1,800	Europe, Western Caribbean, Southern Caribbean
Majesty of the Seas	1992	2,350	Bahamas
Monarch of the Seas	1991	2,350	Baja Mexico
Empress of the Seas	1990	1,600	Southern Caribbean, Bermuda
Sovereign of the Seas	1988	2,300	Bahamas

Celebrity Cruises Constellation	2002	2,050	Caribbean, Europe, Canada/New England
Summit	2001	2,050	Alaska, Panama Canal, Hawaii, Southern Caribbean
Infinity	2001	2,050	Alaska, Panama Canal, South America, Hawaii
Millennium	2000	2,050	Eastern Caribbean, Europe
Mercury	1997	1,850	Alaska, Pacific/Northwest, Mexican Riviera, Panama Canal, Hawaii, Australia/NZ
Galaxy	1996	1,850	Southern Caribbean, Europe
Century[2]	1995	1,800	Western Caribbean, Europe
Zenith[3]	1992	1,350	Caribbean, Bermuda, Mediterranean
Celebrity Xpedition[4]	2004	100	Galapagos Islands

Pullmantur Cruises
Blue Moon[5]	2006	700	Baltic, Caribbean, Panama Canal
Sky Wonder[6]	2006	1,200	Eastern Mediterranean
Holiday Dream[6]	2005	750	Mediterranean, Caribbean
Oceanic[6]	2001	1,150	Western Mediterranean
Blue Dream[7]	2004	700	Mediterranean, Bermuda
Pacific	2007	600	Mediterranean
Mona Lisa	2007	750 ____	Mediterranean
Total	72,500

1Enchantment of the Seas was lengthened in 2005, resulting in approximately 300 additional berths.

2Century was revitalized in 2006, resulting in approximately 26 additional berths.

3Zenith will undergo a revitalization and will be redeployed to Pullmantur in June 2007.

4 Celebrity Xpedition was built in 2001.

5Blue Moon was built in 2000. Blue Moon will undergo a revitalization and be redeployed to Celebrity as Celebrity Quest in October of 2007.

6Sky Wonder, Holiday Dream and Oceanic were built in 1984, 1981 and 1965, respectively.

7Blue Dream was built in 2000. Blue Dream will undergo a revitalization and be redeployed to Celebrity as Celebrity Journey in May of 2007.

Celebrity Cruises’ Horizon, a 1,350 berth ship, is currently chartered under a six-year agreement through 2011 to Island Cruises, our joint venture with First Choice.

We have two Freedom-class ships and one ship of a new class on order for Royal Caribbean International. These ships are being built in Finland by Aker Finnyards. We have three Solstice-class ships on order for Celebrity Cruises. These ships are being built in Germany by Meyer Werft. The expected delivery dates and planned berths of the six ships on order are as follows:

Ship	Expected Delivery Date	Approximate Berths
Royal Caribbean International:
Freedom-class:
Liberty of the Seas	2nd Quarter 2007	3,600
Independence of the Seas	2nd Quarter 2008	3,600
New Class (unnamed)
Unnamed	3rd Quarter 2009	5,400
Celebrity Cruises:
Solstice-class:
Celebrity Solstice	4th Quarter 2008	2,850
Celebrity Equinox	3rd Quarter 2009	2,850
Celebrity Eclipse	2nd Quarter 2010	2,850

We have an option to purchase an additional ship for Royal Caribbean International, exercisable through March 2007, for an additional capacity of approximately 5,400 berths. If ordered, we expect the optional ship will be delivered in the third quarter of 2010.

Seasonality

Our revenues are seasonal based on the demand for cruises. Demand is strongest for cruises during the summer months and holidays.

Passengers and Capacity

Selected statistical information (amounts exclude Pullmantur) is shown in the following table (see Terminology and Non-GAAP Financial Measures under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, for definitions):

	Year Ended December 31,

	2006	2005	2004	2003	2002

Passengers Carried	3,600,807	3,476,287	3,405,227	2,990,607	2,768,475
Passenger Cruise Days	23,849,606	23,178,560	22,661,965	20,064,702	18,112,782
Available Passenger Cruise Days (APCD)	22,392,478	21,733,724	21,439,288	19,439,238	17,334,204
Occupancy	106.5%	106.6%	105.7%	103.2%	104.5%

Cruise Pricing

Our cruise prices include a wide variety of activities and amenities, including meals and entertainment. Prices vary depending on the destination, cruise length, cabin category selected and the time of year the voyage takes place. Additionally, we offer air transportation as a service for passengers that elect to utilize the air program. Our air transportation is available from cities in the United States, Canada, Latin America and Europe. Prices vary by gateway and destination. On average, air tickets are sold to passengers at prices close to cost.

Onboard Activities and Other Revenues

Our brands offer modern fleets with a wide array of onboard activities, services and amenities, including swimming pools, sun decks, spa facilities (which include massage and exercise facilities), beauty salons, gaming facilities, lounges, bars, Las Vegas-style entertainment, retail shopping, libraries, cinemas, conference centers, Internet cafes and shore excursions at each port of call. While many onboard activities are included in the base price of a cruise, we realize additional revenues from, among other things, gaming, the sale of alcoholic and other beverages, gift shop items, shore excursions, photography, spa services and art auctions. Royal Caribbean International and Celebrity Cruises offer a catalogue gift service, which is now offered via the Internet to provide travel agents and others the opportunity to purchase “bon voyage” gifts. In 2006, both brands introduced enhanced functionality on our Internet sites for selecting shore excursions and amenities prior to embarkation. In 2007 Celebrity will continue to offer the “Savor the Caribbean” culinary themed cruises, marking the third year of this successful program. Royal Caribbean International ships offer rock climbing walls and the Voyager-class ships offer additional activities including ice skating rinks and in-line skating. In 2005, Royal Caribbean International introduced bungee jumping trampolines on the renovated Enchantment of the Seas. In 2006, Freedom of the Seas began offering several new experiences to cruising including a surf machine, an interactive water park called the H2O Zone™ and a dedicated sports pool.

In conjunction with our cruise vacations, we offer pre and post cruise hotel packages. We also offer fully escorted, premium land-tour packages in Alaska, Australia, the Canadian Rockies, New Zealand, and Europe through Royal Celebrity Tours. These land-tour itineraries include travel by deluxe motorcoach and/or Wilderness Express traincars. In addition, we sell cruise vacation protection coverage, which provides passengers with coverage for trip cancellation, medical protection and baggage protection.

Pullmantur Cruises also offers land-based travel packages to Spanish and European vacation travelers including hotels and flights to Caribbean resorts and sells land based packages to Europe aimed at Latin American customers.

Segment Reporting

We operate three cruise brands, Royal Caribbean International, Celebrity Cruises and Pullmantur Cruises. The brands have been aggregated as a single reportable segment based on the similarity of their economic characteristics, as well as products and services provided. (For financial information see Item 8. Financial Statements and Supplementary Data.)

Employees

As of December 31, 2006, we employed approximately 4,329 full-time and 687 part-time employees worldwide in our shoreside operations. We also employed approximately 37,942 shipboard employees. As of December 31, 2006, approximately 80% of our shipboard employees were covered by collective bargaining agreements. We believe that our relationship with our employees is good.

Insurance

We maintain insurance on the hull and machinery of our ships, which includes additional coverage for disbursements, earnings and increased value, which are maintained in amounts related to the value of each ship. The coverage for each of the hull policies is maintained with syndicates of insurance underwriters from the British, Scandinavian, French, United States, Spanish and other international insurance markets.

We maintain liability protection and indemnity insurance for each of our Royal Caribbean International and Celebrity Cruises ships through either Assuranceforeningen GARD or the United Kingdom Mutual Steam Ship Assurance Association (Bermuda) Limited.

We maintain war risk insurance for our Royal Caribbean International and Celebrity Cruises ships, including terrorist risk insurance, on each ship through a Norwegian war risk insurance organization. This coverage includes coverage for physical damage to the ship which is not covered under the hull policies as a result of war exclusion clauses in such hull policies. We also maintain protection and indemnity war risk coverage for risks that would be excluded by the rules of the indemnity insurance organizations, subject to certain limitations. Consistent with most marine war risk policies, under the terms of our war risk insurance coverage, underwriters can give seven days notice to us that the policy will be canceled and reinstated at higher premium rates.

Pullmantur's liability protection, indemnity insurance and war risk insurance for its ships are maintained with the Steamship Mutual Underwriting Association (Bermuda) Limited and Assuranceforeningen SKULD.

We also maintain a form of business interruption insurance for our Royal Caribbean International and Celebrity Cruises brands with our insurance underwriters in the event that a ship is unable to operate during scheduled cruise periods due to loss or damage to the ship arising from certain covered events that last more than a specified period of time. We also maintain insurance coverage for certain events, which would result in a delayed delivery of our contracted new ships, which we normally place starting approximately two years prior to the scheduled delivery dates.

Insurance coverage for shoreside property, shipboard inventory, and general liability risks are maintained with insurance underwriters in the United States and the United Kingdom. We have decided not to carry business interruption insurance for shoreside operations based on our evaluation of the risks involved and our protective measures already in place, as compared to the premium expense.

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

The Athens Convention relating to the Carriage of Passengers and their Luggage by Sea (1974) and the 1976 Protocol to the Athens Convention are generally applicable to passenger ships. The United States has not ratified the Athens Convention; however, with limited exceptions, the 1976 Athens Convention Protocol may be contractually enforced with respect to those of our cruises that do not call at a United States port. The International Maritime Organization Diplomatic Conference agreed upon a new Protocol to the Athens Convention on November 1, 2002. The 2002 Protocol, which is not yet in force, substantially increases the level of compulsory insurance, which must be maintained by passenger ship operators. No assurance can be given as to if or when the 2002 Protocol will come into force. If in force, no assurance can be given that affordable and secure insurance markets will be available to provide the level of coverage required under the 2002 Protocol.

Trademarks

We own a number of registered trademarks related to the Royal Caribbean International, Celebrity Cruises and Pullmantur Cruises brands. The registered trademarks include the name “Royal Caribbean” and its crown and anchor logo, the name “Celebrity Cruises” and its “X” logo, the names “Pullmantur Cruises” and “Pullmantur” and the names of various cruise ships. We believe such trademarks are widely recognized throughout the world and have considerable value.

Regulation

Our ships are regulated by various international, national, state and local laws, regulations and treaties in force in the jurisdictions in which they operate. In addition, our ships are registered in the Bahamas, Malta or in the case of Celebrity Xpedition, Ecuador. Each ship is subject to regulations issued by its country of registry, including regulations issued pursuant to international treaties governing the safety of the ship and its passengers. Each country of registry conducts periodic inspections to verify compliance with these regulations. Ships operating out of United States ports are subject to inspection by the United States Coast Guard for compliance with international treaties and by the United States Public Health Service for sanitary conditions. Our ships are also subject to similar inspections pursuant to the laws and regulations of various other countries our ships visit.

Our ships are required to comply with international safety standards defined in the Safety of Life at Sea Convention. The Safety of Life at Sea Convention standards are revised from time to time and the most recent modifications are being phased in through 2010. We do not anticipate that we will be required to make any material expenditures in order to comply with these rules.

We are required to obtain certificates from the United States Federal Maritime Commission relating to our ability to satisfy liability in cases of non-performance of obligations to passengers, as well as casualty and personal injury. Pursuant to the United States Federal Maritime Commission regulations, we arrange through our insurers for the provision of guarantees aggregating $45.0 million for our ship-operating companies as a condition to obtaining the required certificates. The United States Federal Maritime Commission has proposed various revisions to the financial responsibility regulations, which could require us to significantly increase the amount of our bonds and accordingly increase our costs of compliance.

We are also required by the United Kingdom and other jurisdictions to establish our financial responsibility for any liability resulting from the non-performance of our obligations to passengers from these jurisdictions. In the United Kingdom, we are currently required by the United Kingdom Passenger Shipping Association and United Kingdom Civil Aviation Authority to provide performance bonds totaling approximately £44.3 million.

We are subject to various United States and international laws and regulations relating to environmental protection. Under such laws and regulations, we are prohibited from, among other things, discharging certain materials, such as petrochemicals and plastics, into the waterways. We have made, and will continue to make, capital and other expenditures to comply with environmental laws and regulations. From time to time, environmental and other regulators consider more stringent regulations, which may affect our operations and increase our compliance costs. We believe that the impact of cruise ships on the global environment will continue to be an area of focus by the relevant authorities throughout the world and, accordingly, this will likely subject us to increasing compliance costs in the future.

We are required to obtain certificates from the United States Coast Guard relating to our ability to satisfy liability in cases of water pollution. Pursuant to United States Coast Guard regulations, we arrange through our insurers for the provision of guarantees aggregating $318.0 million as a condition to obtaining the required certificates.

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

Taxation of the Company

United States Federal Income Tax

The following discussion of the application of the United States federal income tax laws to us and our subsidiaries is based on the current provisions of the United States Internal Revenue Code, Treasury Department regulations, administrative rulings, and court decisions. All of the foregoing is subject to change, and any such change could affect the accuracy of this discussion.

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

A foreign corporation will qualify for the benefits of Section 883 if, in relevant part: (1) the foreign country in which the foreign corporation is organized grants an equivalent exemption to corporations organized in the United States; and (2)(A) more than 50% of the value of the corporation’s capital stock is owned, directly or indirectly, by individuals who are residents of a foreign country that grants such an equivalent exemption to corporations organized in the United States, or (B) the stock of the corporation (or the direct or indirect corporate parent thereof) is “primarily and regularly traded on an established securities market” in the United States or another qualifying country such as Norway. In the opinion of our United States tax counsel, Drinker Biddle & Reath LLP, based on the representations and assumptions set forth in that opinion, we, Celebrity Cruises Inc. and our ship-owning subsidiaries qualify for the benefits of Section 883 because we and each of those subsidiaries are incorporated in Liberia or Malta, which are qualifying countries, and our common stock is primarily and regularly traded on an established securities market in the United States or Norway.

We believe that most of our income and the income of our ship-owning subsidiaries is derived from or incidental to the international operation of a ship or ships and, therefore, is exempt from taxation under Section 883. In 2005, final regulations became effective under Section 883, which, among other things, narrow somewhat the scope of activities that are considered by the Internal Revenue Service to be incidental to the international operation of ships. The activities listed in the regulations as not being incidental to the international operation of ships include income from the sale of air and land transportation, shore excursions and pre and post cruise tours. To the extent the income from these activities is earned from sources within the United States, that income will be subject to United States taxation; but the determination of the precise amount of such United States source income involves some uncertainties. The tax impact of these new regulations reduced our net income for the year ended December 31, 2006 by approximately $6.3 million, and we anticipate tax impacts in subsequent years on an ongoing basis.

Under certain circumstances, changes in the identity, residence or holdings of our direct or indirect shareholders could cause our common stock not to be “regularly traded on an established securities market” within the meaning of the regulations under Section 883. To substantially reduce any such risk, in May 2000, our Articles of Incorporation were amended to prohibit any person, other than our two existing largest shareholders, from owning, directly or constructively as determined for purposes of Section 883(c)(3) of the Internal Revenue Code and the regulations promulgated under it, more than 4.9% of the relevant class or classes of our shares. Under Liberian law, this amendment may not be enforceable with respect to shares of common stock that were voted against the amendment or that were recorded as abstaining from the vote.

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

Taxation in the Absence of an Exemption under Section 883 of the Internal Revenue Code

If we, Celebrity Cruises Inc., or our ship-owning subsidiaries were to fail to meet the requirements of Section 883 of the Internal Revenue Code, or if the provision was repealed, then, as explained below, such companies would be subject to United States income taxation on a portion of their income derived from or incidental to the international operation of our ships.

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

If Section 883 were not available to our ship-owning subsidiaries, each such subsidiary would be subject to a special 4% tax on its United States source gross transportation income, if any, each year because it does not have a fixed place of business in the United States and its income is derived from the leasing of a ship. Such United States source gross transportation income may be determined under any reasonable method, including ratios of days traveling directly to or from United States ports to total days traveling, or of the lessee’s United States source gross income from the ship (as determined under the source rules discussed in the preceding paragraph, and subject to the assumptions and qualifications set forth therein) to the lessee’s total gross income from the ship.

Maltese Income Tax

The Pullmantur ship-owning subsidiaries qualify as licensed shipping organizations in Malta. No Maltese income tax is charged on the income derived from shipping activities of a licensed shipping organization. Instead, a licensed shipping organization is liable to pay a tonnage tax based on the net tonnage of the ship or ships registered under the relevant provisions of the Merchant Shipping Act. A company qualifies as a shipping organization if it engages in qualifying activities and it obtains a license from the Registrar-General to enable it to carry on such activities. Qualifying activities include, but are not limited to, the ownership, operation (under charter or otherwise), administration and management of a ship or ships registered as a Maltese ship in terms of the Merchant Shipping Act and the carrying on of all ancillary financial, security and commercial activities in connection therewith.

Our Maltese operations that do not qualify as licensed shipping organizations, which are not considered significant, remain subject to normal Maltese corporate income tax.

United Kingdom Income Tax

The Brilliance of the Seas is operated by a company that is strategically and commercially managed in the United Kingdom, which has elected to be subject to the United Kingdom tonnage tax regime (“U.K. tonnage tax”). Companies subject to U.K. tonnage tax pay a corporate tax on a notional profit determined with reference to the net tonnage of qualifying vessels. Normal United Kingdom corporate income tax is not chargeable on the relevant shipping profits of a qualifying U.K. tonnage tax company. The requirements for a company to qualify for the U.K. tonnage tax regime include being subject to United Kingdom corporate income tax, operating qualifying ships, which are strategically and commercially managed in the United Kingdom, and fulfilling a seafarer training requirement.

Relevant shipping profits include income from the operation of qualifying ships and from shipping related activities. Our United Kingdom income from non-shipping activities which do not qualify under the U.K. tonnage tax regime and which are not considered significant, remain subject to United Kingdom corporate income tax.

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

Our executive officers are:

Name	Age	Position
Richard D. Fain	59	Chairman, Chief Executive Officer and Director
Adam M. Goldstein	47	President, Royal Caribbean International
Daniel J.Hanrahan	49	President, Celebrity Cruises
Brian J. Rice	48	Executive Vice President and Chief Financial Officer
Harri U. Kulovaara	54	Executive Vice President Maritime

Richard D. Fain has served as a director since 1979 and as our Chairman and Chief Executive Officer since 1988. Mr. Fain is Chairman of the Cruise Line International Association, an industry trade organization consisting of 16,000 travel agencies and 21 cruise lines. Mr. Fain has been involved in the shipping industry for over 25 years.

Adam M. Goldstein has served as President of Royal Caribbean International since February 2005. As President, Mr. Goldstein oversees fleet operations, sales, marketing and brand development for the Royal Caribbean International brand. Mr. Goldstein is also responsible for international sales and marketing in Europe and Asia, continuous improvement, government relations, supply chain management and our tour company, Royal Celebrity Tours. Mr. Goldstein has been employed with Royal Caribbean since 1988 in a variety of positions, including Executive Vice President, Brand Operations, Senior Vice President, Total Guest Satisfaction and Senior Vice President, Marketing. Mr. Goldstein served as National Chair of the Travel Industry Association of America in 2001.

Daniel J. Hanrahan has served as President of Celebrity Cruises since February 2005 and, in such capacity, is responsible for the brand’s fleet operations, sales and marketing and brand development, as well as corporate communications, human resources and sales and marketing for the Latin America and Caribbean regions. From 1999 through February 2005, Mr. Hanrahan served as Senior Vice President, Sales and Marketing, for the Royal Caribbean International brand where he oversaw the brand’s marketing and sales operations. Mr. Hanrahan is currently Chairman of the Marketing Committee for the Cruise Line International Association and a member of its executive committee. Mr. Hanrahan has been employed by the company since 1999.

Brian J. Rice has served as Executive Vice President and Chief Financial Officer since November 2006. Mr. Rice has been employed with Royal Caribbean since 1989 in a variety of positions including Executive Vice President, Revenue Performance. In such capacity, Mr. Rice was responsible for revenue performance, air/sea, groups, international operations, decision support, reservations and customer service for both Royal Caribbean International and Celebrity Cruises. In addition to serving as Executive Vice President and Chief Financial Officer, Mr. Rice will continue to oversee revenue performance.

Harri U. Kulovaara has served as Executive Vice President, Maritime, since January 2005. Mr. Kulovaara is responsible for fleet design and newbuild operations for Royal Caribbean International and Celebrity Cruises. Mr. Kulovaara also oversees our safety and environment department and chairs our Maritime Safety Advisory Board. Mr. Kulovaara has been employed with Royal Caribbean since 1995 in a variety of positions, including Senior Vice President, Marine Operations, and Senior Vice President, Quality Assurance. Mr. Kulovaara is a naval architect and engineer.

Item 1A. Risk Factors

The risk factors set forth below and elsewhere in this Annual Report on Form 10-K are important factors, among others, that could cause actual results to differ from expected or historical results. It is not possible to predict or identify all such factors. Consequently, this list should not be considered a complete statement of all potential risks or uncertainties. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a note regarding forward-looking statements.)

We may lose business to competitors throughout the vacation market.

We operate in the vacation market and cruising is one of many alternatives for people choosing a vacation. We therefore risk losing business not only to other cruise lines, but also to other vacation operators, which provide other leisure options including hotels, resorts and package holidays and tours.

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

We have ship construction contracts, which are denominated in euros. While we have entered into euro-denominated forward contracts to manage a portion of the currency risk associated with these ship construction contracts, we are exposed to fluctuations in the euro exchange rate for the portion of the ship construction contracts that has not been hedged. If the shipyard is unable to perform under the related ship construction contract, any foreign currency hedges that were entered into to manage the currency risk would need to be terminated. Termination of these contracts could result in a significant loss.

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

In 2005, final regulations under Section 883 became effective, which narrowed somewhat the scope of activities that are considered by the Internal Revenue Service to be incidental to the international operation of ships. To the extent the income from non-incidental activities is earned from sources within the United States, that income will be subject to United States taxation; but the determination of the precise amount of such Untied States source income involves some uncertainties. The tax impact of these new regulations reduced our net income for the year ended December 31, 2006 by approximately $6.3 million and we anticipate tax impacts in subsequent years on an ongoing basis.

It should also be noted that the provisions of Section 883 are subject to change at any time by legislation. Moreover, changes could occur in the future with respect to the identity, residence or holdings of our direct or indirect shareholders that could affect our eligibility for the Section 883 exemption. Accordingly, there can be no assurance that we will continue to be exempt from United States income tax on United States source shipping income in the future. If we were not entitled to the benefit of Section 883, we and our subsidiaries would be subject to United States taxation on a portion of the income derived from or incidental to the international operation of our ships, which would reduce our net income. See Taxation of the Company above for a discussion of such taxation in the absence of an exemption under Section 883.

Finally, changes in the income tax laws affecting our cruise business in Malta, the United Kingdom or elsewhere could result in higher income taxes being charged against our cruise operations, resulting in lower net income.

We are controlled by principal shareholders that have the power to determine our policies, management and actions requiring shareholder approval.

As of February 7, 2007, A. Wilhelmsen AS., a Norwegian corporation indirectly owned by members of the Wilhelmsen family of Norway, owned approximately 20.2% of our common stock and Cruise Associates, a Bahamian general partnership indirectly owned by various trusts primarily for the benefit of certain members of the Pritzker family and various trusts primarily for the benefit of certain members of the Ofer family, owned approximately 15.7% of our common stock. A. Wilhelmsen AS. and Cruise Associates have the power to determine, among other things:

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

A substantial number of shares of our common stock were either issued by us in private transactions not involving a public offering or are held by our affiliates and, therefore the sale of these securities is subject to restrictions under the Securities Act of 1933 (“Securities Act”). These shares include the 20.2% shares of our common stock held by A. Wilhelmsen AS. and the 15.7% held by Cruise Associates. No predictions can be made as to the effect, if any, that market sales of such shares, or the availability of such shares for future market sales, will have on the market price of our common stock prevailing from time to time. Sales of substantial amounts of our common stock, or the perceptions that such sales could occur, could materially adversely affect the prevailing market price for our common stock and could impair our ability to raise capital through an offering of equity securities. Each of A. Wilhelmsen AS. and Cruise Associates has the right, pursuant to a registration rights agreement, to require us, subject to certain qualifications, to effect the registration under the Securities Act of all or part of their shares of common stock which would allow these shares to be sold into the public market.

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

Our principal executive office and shoreside operations are located at the Port of Miami, Florida where we lease three office buildings totaling approximately 359,000 square feet from Miami-Dade County, Florida, under long-term leases with initial terms expiring in various years in and after 2011. We also lease offices in Addlestone, England, which are used primarily to administer our operations in Europe, and an office in Madrid, Spain to administer our Pullmantur operations.

We lease an office building in Springfield, Oregon totaling approximately 163,000 square feet, which is used as a call center for reservations. In addition, we lease an office building in Wichita, Kansas totaling approximately 95,000 square feet, which is used as a call center for reservations and customer service.

We lease an office building in Miramar, Florida totaling approximately 128,000 square feet, which is used primarily as additional office space.

Royal Caribbean International operates two private destinations: (i) an island we own in the Bahamas which we call Cococay; and (ii) Labadee, a secluded peninsula which we lease and is located on the north coast of Haiti.

Item 3. Legal Proceedings

In April 2005, a purported class action lawsuit was filed in the United States District Court of the Southern District of Florida alleging that Celebrity Cruises improperly requires its cabin stewards to share guest gratuities with assistant cabin stewards. The suit sought payment of damages, including penalty wages under the U.S. Seaman’s Wage Act. In March 2006, the Southern District of Florida dismissed the suit and held that the case should be arbitrated pursuant to the arbitration provision in Celebrity’s collective bargaining agreement. In April 2006, the plaintiff appealed the order to the United States 11th Circuit Court of Appeals. We are not able at this time to estimate the impact of this proceeding on us. However, we believe that we have meritorious defenses and we intend to vigorously defend against this action.

In January 2006, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York alleging that we infringed rights in copyrighted works and other intellectual property by presenting performances on our cruise ships without securing the necessary licenses. The suit seeks payment of damages, disgorgement of profits and a permanent injunction against future infringement. In April 2006, we filed a motion to sever and transfer the case to the United States District Court for the Southern District of Florida. The motion is pending. We are not able at this time to estimate the impact of this proceeding on us.

In July 2006, a purported class action lawsuit was filed in the United States District Court for the Central District of California alleging that we failed to timely pay crew wages and failed to pay proper crew overtime.

The suit seeks payment of damages, including penalty wages under the U.S. Seaman’s Wage Act and equitable relief damages under the California Unfair Competition Law. In December 2006, the District Court granted our motion to dismiss the claim and held that it should be arbitrated pursuant to the arbitration provision in Royal Caribbean’s collective bargaining agreement. In January 2007, the plaintiffs appealed the order to the United States Ninth Circuit Court of Appeals. We are not able at this time to estimate the impact of this proceeding on us. However, we believe that we have meritorious defenses and we intend to vigorously defend against this action.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the New York Stock Exchange (“NYSE”) and the Oslo Stock Exchange (“OSE”) under the symbol “RCL”. The table below sets forth the intra-day high and low prices of our common stock as reported by the NYSE and the OSE for the two most recent years by quarter:

	NYSE Common Stock		OSE Common Stock(1)
	High	Low	High	Low

2006 Fourth Quarter	$43.97	$38.06	282.00	243.00
Third Quarter	39.28	32.47	260.00	203.50
Second Quarter	43.86	35.00	280.00	213.00
First Quarter	46.77	40.59	316.50	271.00
2005 Fourth Quarter	$47.35	$38.59	319.94	251.52
Third Quarter	49.47	41.56	327.03	258.96
Second Quarter	49.00	40.72	320.70	257.03
First Quarter	55.23	43.05	345.47	271.14

__________

(1)	Denominated in Norwegian kroner.

Holders

As of February 7, 2007 there were 1,058 record holders of our common stock. Since certain of our shares are held indirectly, the foregoing number is not representative of the number of beneficial owners.

Dividends

We declared cash dividends on our common stock of $0.15 per share in each of the quarters of 2006. Cash dividends of $0.13 per share on our common stock were declared in each of the first and second quarters of 2005 and $0.15 per share in each of the third and fourth quarters of 2005.

Holders of our common stock have an equal right to share in our profits in the form of dividends when declared by our board of directors out of funds legally available for the distribution of dividends. Holders of our common stock have no rights to any sinking fund.

There are no exchange control restrictions on remittances of dividends on our common stock. Since (1) we are and intend to maintain our status as a nonresident Liberian entity under the Revenue Code of Liberia (2000) and the regulations thereunder, and (2) our ship-owning subsidiaries are not now engaged, and are not in the future expected to engage, in any business in Liberia, including voyages exclusively within the territorial waters of the Republic of Liberia, we have been advised by Watson, Farley & Williams (New York) LLP, our special Liberian counsel, that under current Liberian law, no Liberian taxes or withholding will be imposed on payments to holders of our securities other than to a holder that is a resident Liberian entity or a resident individual or an individual or entity subject to taxation in Liberia as a result of having a permanent establishment within the meaning of the Revenue Code of Liberia (2000) in Liberia.

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

Issuer Purchases of Equity Securities

None.

Performance Graph

The following graph compares the performance of the Company’s common stock with the performance of the Standard & Poor’s 500 Composite Stock Index and the Dow Jones U.S. Travel and Leisure Index for a five year period by measuring the changes in common stock prices from December 31, 2001 to December 31, 2006.

The stock performance graph assumes for comparison that the value of the Company’s Common Stock and of each index was $100 on December 31, 2001 and that all dividends were reinvested. Past performance is not necessarily an indicator of future results.

Item 6. Selected Financial Data

The selected consolidated financial data presented below for the years 2002 through 2006 and as of the end of each such year, are derived from our audited financial statements and should be read in conjunction with those financial statements and the related notes.

	Year Ended December 31,

	2006	2005	2004	2003	2002

	(in thousands, except per share data)
Operating Data:
Total revenues	$5,229,584	$4,903,174	$4,555,375	$3,784,249	$3,434,347
Operating income	858,446	871,565	753,589	526,185	550,975
Income before cumulative effect of a change in accounting principle	633,922	663,465	474,691	280,664	351,284
Cumulative effect of a change in accounting principle[1]	-	52,491	-	-	-
Net income	633,922	715,956	474,691	280,664	351,284
Per Share Data — Basic:
Income before cumulative effect of a change in accounting principle	$3.01	$3.22	$2.39	$1.45	$1.82
Cumulative effect of a change in accounting principle[1]	$ -	$0.25	$ -	$ -	$ -
Net income	$3.01	$3.47	$2.39	$1.45	$1.82
Weighted-average shares	210,703	206,217	198,946	194,074	192,485
Per Share Data — Diluted:
Income before cumulative effect of a change in accounting principle	$2.94	$3.03	$2.26	$1.42	$1.76
Cumulative effect of a change in accounting principle[1]	$ -	$0.22	$ -	$ -	$ -
Net income	$2.94	$3.26	$2.26	$1.42	$1.76
Weighted-average shares and potentially dilutive shares	221,485	234,714	234,580	211,175	209,565
Dividends declared per common share	$0.60	$0.56	$0.52	$0.52	$0.52
Balance Sheet Data:
Total assets	$13,393,088	$11,255,771	$11,964,084	$11,322,742	$10,538,531
Total debt, including capital leases	5,413,744	4,154,775	5,731,944	5,835,804	5,444,838
Common stock	2,225	2,165	2,012	1,961	1,930
Total shareholders’ equity	6,091,575	5,554,465	4,804,520	4,262,897	4,034,694

1 In the third quarter of 2005, we changed our method of accounting for drydocking costs from the accrual in advance to the deferral method (see Note 2. Summary of Significant Accounting Policies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data.)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements under this caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this document constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Words such as “expect,” “anticipate,” “goal,” “project,” “plan,” “believe,” “seek” and similar expressions are intended to identify these forward-looking statements. Forward-looking statements do not guarantee future performance and may involve risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to those discussed under Item 1A. Risk Factors as well as the following:

• general economic and business conditions,

• vacation industry competition and changes in industry capacity and overcapacity,

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

• the impact of the spread of contagious diseases,

• the availability under our unsecured revolving credit facility, cash flows from operations and our ability to obtain new borrowings and raise new capital on terms that are favorable or consistent with our expectations to fund operations, debt payment requirements, capital expenditures and other commitments,

• changes in our stock price or principal shareholders,

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

Ship Accounting

Our ships represent our most significant assets and are stated at cost less accumulated depreciation or amortization. Depreciation of ships is generally computed net of a 15% projected residual value using the straight-line method over estimated service lives of primarily 30 years. Improvement costs that we believe add value to our ships are capitalized as additions to the ship and depreciated over the improvements’ estimated useful lives. The estimated cost and accumulated depreciation of refurbished or replaced ship components are written off and any resulting losses are recognized in cruise operating expenses. Repairs and maintenance activities are charged to expense as incurred. We use the deferral method to account for drydocking costs. Under the deferral method, drydocking costs incurred are deferred and charged to expense on a straight-line basis over the period to the next scheduled drydock. (See Note 2. Summary of Significant Accounting Policies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data).

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

We believe we have made reasonable estimates for ship accounting purposes. However, should certain factors or circumstances cause us to revise our estimates of ship service lives or projected residual values, depreciation expense could be materially higher or lower. If circumstances cause us to change our assumptions in making determinations as to whether ship improvements should be capitalized, the amounts we expense each year as repairs and maintenance costs could increase, partially offset by a decrease in depreciation expense. If we had reduced our estimated average 30-year ship service life by one year, depreciation expense for 2006 would have increased by approximately $27.4 million. If our ships were estimated to have no residual value, depreciation expense for 2006 would have increased by approximately $93.9 million.

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

Goodwill and other intangible assets are reviewed annually or whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be fully recoverable. The impairment review consists of comparing the fair value of our reporting units with their carrying value including the intangible asset. If the carrying value of the reporting unit exceeds its fair value, it may be an indication of possible impairment of assets. In this case we would compare the fair value of the reporting unit to the carrying value of the intangible asset. If the carrying value of the intangible asset exceeds the fair value of the reporting unit, an impairment charge would be recognized for the difference between the carrying value of the intangible asset and the fair value of the reporting unit. We use a present value of future cash flows approach to determine the fair value of our reporting units.

We believe we have made reasonable estimates and judgments in determining whether our long-lived assets and intangible assets have been impaired; however, if there is a material change in the assumptions used in our determination of fair values or if there is a material change in the conditions or circumstances influencing fair value, we could be required to recognize a material impairment charge.

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

Net Debt-to-Capital is a ratio which represents total long-term debt, including current portion of long-term debt, less cash and cash equivalents (“Net Debt”) divided by the sum of Net Debt and shareholders' equity ("Capital"). We believe Net Debt and Net Debt-to-Capital, along with total long-term debt and shareholders' equity are useful measures of our capital structure. A reconciliation of historical Debt-to-Capital to Net Debt-to-Capital is provided below under Summary of Historical Results of Operations.

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

Overview

Our revenues consist of the following items:

Passenger ticket revenues consist of revenue recognized from the sale of passenger tickets and the sale of air transportation to our ships.

Onboard and other revenues consist primarily of revenues from the sale of goods and/or services onboard our ships not included in passenger ticket prices, cancellation fees, sales of vacation protection insurance and pre and post cruise hotel and air packages. Also included are revenues we receive from independent third party concessionaires that pay us a percentage of their revenues in exchange for the right to provide selected goods and/or services onboard our ships.

Our cruise operating expenses consist of the following items:

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

Summary of Historical Results of Operations

We achieved a 3.4% increase in Net Yields in 2006 as compared to 2005, marking the third consecutive year of positive yield growth. This increase is primarily due to a favorable pricing environment driven by a positive demand for our products. In contrast, increases in fuel costs represented a challenge for us again in 2006. Although price and consumption related initiatives partially mitigated the increase in fuel costs, fuel expenses on an APCD basis increased 26.7% in 2006 as compared to 2005. As a result, income before the cumulative effect of a change in accounting principle in 2006 decreased to $633.9 million or $2.94 per share on a fully diluted basis compared to $663.5 million or $3.03 per share on a fully diluted basis in 2005.

Highlights for 2006 included:

•	Total revenues increased 6.7% to $5.2 billion from total revenues of $4.9 billion in 2005 primarily due to a 3.5% increase in Gross Yields and a 3.0% increase in capacity.

•	Net Cruise Costs per APCD increased 6.4% compared to 2005 primarily as a result of increases in the cost of fuel and marketing, selling and administrative expenses during the year.

•

Our Net Debt-to-Capital ratio increased to 46.6% in 2006 from 42.0% in 2005 primarily due to the financing of our acquisition of Pullmantur. Similarly, our Debt-to-Capital ratio increased to 47.1% in 2006 from 42.8% in 2005.

•	We took delivery of Freedom of the Seas, Royal Caribbean International’s first Freedom-class ship, which was financed with a $570.0 million unsecured term loan.

•

We placed three additional ship orders, one for Royal Caribbean International and two for Celebrity Cruises bringing our total number of ships on order to six for an additional capacity of approximately 21,150 berths.

•

We acquired Pullmantur in November 2006. For reporting purposes, however, we will be including Pullmantur’s results of operations on a two-month lag beginning with the first quarter of 2007. We have included Pullmantur’s balance sheet in our consolidated balance sheet as of December 31, 2006.

•

We called for redemption all of our outstanding zero coupon convertible notes due May 18, 2021. Most note holders elected to convert their notes into shares of our common stock rather than redeem them for cash, resulting in the issuance of approximately 4.1 million shares of our common stock through the end of the redemption period.

•

Under a forward sale agreement relating to an Accelerated Share Repurchase (“ASR”) transaction, we purchased 4.6 million shares of our common stock at a price of $35.99 per share. The ASR transaction was initiated to offset the dilution from the call for redemption and conversion of our zero coupon convertible notes into common shares.

•	We paid $530.6 million to redeem in full the accreted balance of our outstanding Liquid Yield Option™ Notes (“LYONs”) due February 2, 2021.

•	We issued at a discount, $900.0 million of senior unsecured notes to fund the redemption of our LYONs and the ASR transaction.

•	We recorded a net gain of $36.0 million resulting from the partial settlement of a pending lawsuit against Rolls Royce and Alstom Power Conversion for recurring pod failures on Millennium-class ships.

Total revenues for 2005 increased 7.6% to $4.9 billion from total revenues of $4.6 billion in 2004. The increase in total revenues was primarily as a result of increases in ticket prices. During 2005, Net Yields increased 7.4% and Net Cruise Costs per APCD increased 6.3% compared to 2004. Gross Cruise Costs increased 6.5% in 2005 compared to 2004 primarily as a result of increases in fuel expenses.

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

We reported historical total revenues, operating income, income before cumulative effect of a change in accounting principle, cumulative effect of a change in accounting principle, net income and earnings per share as shown in the following table (in thousands, except per share data):

	Year Ended December 31,

	2006	2005	2004

Total revenues	$5,229,584	$4,903,174	$4,555,375

Operating income	$858,446	$871,565	$753,589

Income before cumulative effect of a change in accounting principle	$633,922	$663,465	$474,691
Cumulative effect of a change in accounting principle [1]	-	52,491	-

Net income	$633,922	$715,956	$474,691

Basic earnings per share:
Income before cumulative effect of a change in accounting principle	$ 3.01	$ 3.22	$ 2.39
Cumulative effect of a change in accounting principle [1]	$ -	$ 0.25	$ -
Net income	$ 3.01	$ 3.47	$ 2.39
Diluted earnings per share:
Income before cumulative effect of a change in accounting principle	$ 2.94	$ 3.03	$ 2.26
Cumulative effect of a change in accounting principle [1]	$ -	$ 0.22	$ -
Net income	$ 2.94	$ 3.26	$ 2.26

1 In the third quarter of 2005, we changed our method of accounting for drydocking costs from the accrual in advance to the deferral method (see Note 2. Summary of Significant Accounting Policies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data.)

The following table presents historical operating data as a percentage of total revenues for the last three years:

	Year Ended December 31,

	2006	2005	2004

Passenger ticket revenues	73.4	73.6	73.7
Onboard and other revenues	26.6	26.4	26.3

Total revenues	100.0%	100.0%	100.0%

Cruise operating expenses
Commissions, transportation and other	17.6	17.5	18.1
Onboard and other	6.3	6.3	6.6
Payroll and related	9.6	10.4	10.7
Food	5.3	5.5	5.9
Fuel	9.2	7.5	5.5
Other operating	14.1	13.8	15.1

Total cruise operating expenses	62.1	61.0	61.9
Marketing, selling and administrative expenses	13.4	13.0	12.9
Depreciation and amortization expenses	8.1	8.2	8.7

Operating income	16.4	17.8	16.5
Other income (expense)	(4.3)	(4.3)	(6.1)

Income before cumulative effect of a change in accounting principle	12.1	13.5	-
Cumulative effect of a change in accounting principle	-	1.1	-

Net income	12.1%	14.6%	10.4%

Unaudited selected historical statistical information is shown in the following table (amounts exclude Pullmantur):

	Year Ended December 31,

	2006	2005	2004

Passengers Carried	3,600,807	3,476,287	3,405,227
Passenger Cruise Days	23,849,606	23,178,560	22,661,965
APCD	22,392,478	21,733,724	21,439,288
Occupancy	106.5%	106.6%	105.7%

Gross Yields and Net Yields were calculated as follows (in thousands, except APCD and Yields):

	Year Ended December 31,

	2006	2005	2004

Passenger ticket revenues	$3,838,648	$3,609,487	$3,359,201
Onboard and other revenues	1,390,936	1,293,687	1,196,174

Total revenues	5,229,584	4,903,174	4,555,375

Less:
Commissions, transportation and other	917,929	858,606	822,206
Onboard and other	331,218	308,611	300,717

Net revenues	$3,980,437	$3,735,957	$3,432,452

APCD	22,392,478	21,733,724	21,439,288
Gross Yields	$233.54	$225.60	$212.48
Net Yields	$177.76	$171.90	$160.10

Gross Cruise Costs and Net Cruise Costs were calculated as follows (in thousands, except APCD and costs per APCD):

	Year Ended December 31,

	2006	2005	2004

Total cruise operating expenses	$3,249,629	$2,994,232	$2,819,383
Marketing, selling and administrative expenses	699,864	635,308	588,267

Gross Cruise Costs	3,949,493	3,629,540	3,407,650

Less:
Commissions, transportation and other	917,929	858,606	822,206
Onboard and other	331,218	308,611	300,717

Net Cruise Costs	$2,700,346	$2,462,323	$2,284,727

APCD	22,392,478	21,733,724	21,439,288
Gross Cruise Costs per APCD	$176.38	$167.00	$158.94
Net Cruise Costs per APCD	$120.59	$113.30	$106.57

Net Debt-to-Capital was calculated as follows (in thousands):

	As of
	December 31,
	2006	2005
Long-term debt, net of current portion	$5,040,322	$3,553,892
Current portion of long-term debt	373,422	600,883
Total debt	5,413,744	4,154,775
Less: Cash and cash equivalents	104,520	125,385
Net Debt	$5,309,224	$4,029,390

Total shareholders' equity, “Capital”	$6,091,575	$5,554,465
Debt	5,413,744	4,154,775
Debt and Capital	11,505,319	9,709,240
Debt-to-Capital	47.1%	42.8%
Net Debt	5,309,224	4,029,390
Net Debt and Capital	$11,400,799	$9,583,855

Net Debt-to-Capital	46.6%	42.0%

Outlook

Full Year 2007

On February 5, 2007, we announced that bookings continued to be solid, while pricing appeared to be leveling off from the appreciation experienced over the last few years. We expected Net Yields to increase in a range around 3% as compared to 2006. We expected Pullmantur’s cruise brand to account for one percentage point of this change, and that its non-cruise operations would contribute an additional percentage point.

Net Cruise Costs per APCD were expected to increase in a range around 3% as compared to 2006. Pullmantur’s cruise brand was expected to decrease Net Cruise Costs per APCD by approximately one percentage point. Pullmantur’s non-cruise operations were expected to increase our costs approximately four percentage points as a result of not having the benefit of additional APCDs.

Our “at-the-pump” fuel price was $361 per metric ton. We are currently 45% hedged for 2007, and estimate that a 10% change in the market price of fuel would result in a $24 million change in fuel costs after taking into account existing hedges.

We expected a 12.2% increase in capacity driven by the acquisition of Pullmantur, the April delivery of Liberty of the Seas, and a full year of service from Freedom of the Seas.

Depreciation and amortization was expected to be in the range of $480.0 to $500.0 million and interest expense was expected to be in the range of $335.0 to $355.0 million in 2007.

Based on the expectations contained in this Outlook section, and assuming that fuel prices remain at the level mentioned herein, we expected full year 2007 earnings per share to be in the range of $3.05 to $3.20.

Our outlook has remained unchanged since our announcement on February 5, 2007.

First Quarter 2007

As announced on February 5, 2007, we expected Net Yields to decrease in a range around 3% in the first quarter of 2007 compared to the first quarter of 2006. We expected Pullmantur’s cruise brand will account for two percentage points of the change and that its non-cruise operations will contribute an additional percentage point.

Net Cruise Costs per APCD was expected to increase in the range of 4% to 5% compared to the first quarter of 2006. We estimated that approximately half of this increase will be driven by Pullmantur’s overall operations, with its cruise brand having a positive impact of approximately one percentage point.

Our “at-the-pump” fuel price was $361 per metric ton and has not changed significantly since our announcement. For the first quarter, our fuel expense is 60% hedged. We estimate that a 10% change in the market price of fuel would result in a $4.0 million impact on our first quarter results.

Based on the expectations contained in this Outlook section, and assuming that fuel prices remain at the level mentioned herein, we expected first quarter 2007 earnings per share to be in the range of $0.03 to $0.08.

Our outlook has remained unchanged since our announcement on February 5, 2007.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues

Net Revenues increased 6.5% in 2006 compared to 2005 due to a 3.4% increase in Net Yields and a 3.0% increase in capacity. The increase in Net Yields was primarily due to higher cruise ticket prices, onboard spending and revenue associated with the charter of Horizon to Island Cruises, our joint venture with First Choice. Higher cruise ticket prices were primarily attributable to a strong demand environment. The increase in capacity was primarily attributed to the addition of Freedom of the Seas in 2006 and the lengthening of Enchantment of the Seas in 2005. This increase was partially offset by the charter of Horizon to Island Cruises. Occupancy in 2006 was 106.5% compared to 106.6% in 2005. Gross Yields increased 3.5% in 2006 compared to 2005 primarily due to the same reasons discussed above for Net Yields.

Onboard and other revenues included concession revenues of $234.5 million and $223.0 million in 2006 and 2005, respectively. The increase in concession revenues was primarily due to the increase in capacity mentioned above and higher amounts spent per passenger onboard.

Expenses

Net Cruise Costs increased 9.7% in 2006 compared to 2005 due to a 6.4% increase in Net Cruise Costs per APCD and the 3.0% increase in capacity mentioned above. Approximately 4.0 percentage points of the increase in Net Cruise Costs per APCD were attributed to increases in fuel expenses. Total fuel expenses (net of the financial impact of fuel swap agreements) increased 28.2% per metric ton in 2006 as compared to an increase of 46.0% per metric ton in 2005. As a percentage of total revenues, fuel expenses were 9.2% and 7.5% in 2006 and 2005, respectively. The remaining 2.4 percentage points of the increase in Net Cruise Costs per APCD were primarily attributed to increases in marketing, selling and administrative expenses associated with personnel costs. Gross Cruise Costs increased 8.8% in 2006 compared to 2005, which was a lower percentage increase than Net Cruise Costs primarily due to lower trip insurance expenses a result of lower trip insurance premiums and lower commission expenses as a result of an increase in direct business.

Depreciation and amortization expenses increased 4.9% in 2006 compared to 2005. The increase was primarily due to the addition of Freedom of the Seas, ship improvements and shore side additions.

Other Income (Expense)

Gross interest expense increased to $295.7 million in 2006 from $287.4 million in 2005. The increase was primarily attributable to higher interest rates, partially offset by lower average debt levels. Interest capitalized increased to $27.8 million in 2006 from $17.7 million in 2005 primarily due to a higher average level of investment in ships under construction.

During 2006, we partially settled a pending lawsuit against Rolls Royce and Alstom Power Conversion, co-producers of the mermaid pod-propulsion system on Millennium-class ships, for the recurring Mermaid pod failures. Under the terms of the partial settlement, we received $38.0 million from Alstom and released them from the suit, which remains pending against Rolls Royce. The $38.0 million settlement resulted in a gain of $36.0 million, net of reimbursements to insurance companies.

In July 2005, First Choice redeemed in full its 6.75% convertible preferred shares. We received $348.1 million in cash, resulting in a net gain of $44.2 million, primarily due to foreign exchange.

Dividend income decreased approximately $14.2 million for 2006 compared to 2005 due to the redemption of our First Choice investment in the third quarter of 2005.

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

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues

Net Revenues increased 8.8% in 2005 compared to 2004 due to a 7.4% increase in Net Yields and, to a lesser extent, a 1.4% increase in capacity. The increase in Net Yields was primarily due to higher cruise ticket prices and onboard spending. Higher cruise ticket prices were primarily attributable to a strong demand environment and a decrease in capacity growth within the industry. The increase in capacity was primarily attributed to the addition of Jewel of the Seas in 2004, partially offset by Enchantment of the Seas, which was out of service for 53 days due to its lengthening. In addition, capacity in 2004 was negatively impacted by the cancellation of certain sailings primarily due to hurricanes and unscheduled drydocks. Occupancy in 2005 was 106.6% compared to 105.7% in 2004. Gross Yields increased 6.2% in 2005 compared to 2004 primarily due to the same reasons discussed above for Net Yields.

Onboard and other revenues included concession revenues of $223.0 million and $196.3 million in 2005 and 2004, respectively. The increase in concession revenues was primarily due to higher amounts spent per passenger onboard and the increase in capacity mentioned above.

Expenses

Net Cruise Costs increased 7.8% in 2005 compared to 2004 due to a 6.3% increase in Net Cruise Costs per APCD and the 1.4% increase in capacity mentioned above. Approximately 4.9 percentage points of the increase in Net Cruise Costs per APCD was attributed to increases in fuel expenses. Total fuel expenses (net of the financial impact of fuel swap agreements) increased 46.0% per metric ton in 2005 as compared to an increase of 27.5% in 2004. As a percentage of total revenues, fuel expenses were 7.5% and 5.5% in 2005 and 2004, respectively. The remaining 1.4 percentage points of the increase in Net Cruise Costs per APCD were primarily attributed to increases in personnel costs associated with benefits. In addition, Net Cruise Costs in 2004 included approximately $11.3 million in costs related to the impact of hurricanes. Gross Cruise Costs increased 6.5% in 2005 compared to 2004, which was a lower percentage increase than Net Cruise Costs primarily due to a lower proportion of passengers who purchased air transportation from us in 2005.

Depreciation and amortization expenses increased 2.0% in 2005 compared to 2004. The increase was primarily due to the addition of Jewel of the Seas in 2004 as well as depreciation associated with other capital expenditures, including the lengthening of Enchantment of the Seas in 2005.

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

Liquidity and Capital Resources

Sources and Uses of Cash

Cash flow generated from operations provides us with a significant source of liquidity. Net cash provided by operating activities was $948.5 million in 2006 and $1.1 billion in each of 2005 and 2004. This decrease was primarily a result of the payment of approximately $121.2 million of accreted interest in connection with the repurchase of our LYONs, a decrease in accounts payable of approximately $25.9 million and an increase in trade and other receivables of approximately $19.5 million as compared to 2005.

Net cash used in investing activities increased to $1.8 billion in 2006, from $89.0 million in 2005 and $632.5 million in 2004. The increase was primarily due to an increase in capital expenditures which were approximately $1.2 billion for the year ended December 31, 2006 compared to approximately $429.9 million in 2005 and $630.1 million in 2004. Capital expenditures were primarily related to ships under construction including the delivery of Freedom of the Seas in 2006, the lengthening of Enchantment of the Seas in 2005, and the delivery of Jewel of the Seas in 2004 as well as progress payments for ships under construction in all years. The increase in net cash used in investing activities was also driven by the purchase of Pullmantur which resulted in a cash outlay of approximately $558.9 million.

Net cash provided by financing activities was $879.7 million in 2006 compared to net cash used in financing activities of $1.5 billion in 2005 and $146.0 million in 2004. The increase in 2006 was primarily due to net proceeds from debt issuances of approximately $2.9 billion including net proceeds of approximately $890.5 million from a public offering consisting of $550.0 million of 7.0% senior unsecured notes due 2013, and $350.0 million of 7.25% senior unsecured notes due 2016. In addition, in connection with the financing of Freedom of the Seas, we entered into and drew in full a $570.0 million unsecured term loan with an interest rate of 3.77% due through 2013. We also obtained a €750.0 million, or approximately $960.5 million, unsecured short-term bridge loan to finance the acquisition of Pullmantur on which we drew €701.0 million, or approximately $925.1 million. Net cash provided by financing activities was partially offset by payments on various term loans, senior notes, revolving credit facilities and capital leases totaling approximately $1.8 billion in 2006 compared to $1.6 billion and $361.4 million in 2005 and 2004, respectively. Debt repayments in 2006 included approximately $529.6 million toward unsecured debt, $409.4 million in connection with the repurchase of our LYONs, $345.9 million of debt repaid in connection with the acquisition of Pullmantur, $260.0 million towards our $1.0 billion revolving credit facility and $237.4 million towards loans secured by certain Celebrity ships. We also purchased 4.6 million shares of our common stock in 2006 from an investment bank at a price of $35.99 per share as part of an ASR transaction. Total consideration paid to repurchase such shares, including commissions and other fees, was approximately $164.6 million. The forward sale agreement matured in 2006. During the term of the forward sale agreement, the investment bank purchased shares of our common stock in the open market to settle its obligation related to the shares borrowed from third parties and sold to us. The shares were recorded in shareholders’ equity as a component of treasury stock (see Note 7. Shareholders’ Equity). Also in 2006 we drew $570.0 million on our revolving credit facility. In 2005, we drew $200.0 million on unsecured variable rate term loans due 2010 and $190.0 million on our revolving credit facility. In 2004, we drew $225.0 million on an unsecured variable rate term loan due 2006 through 2012. During 2006, 2005 and 2004, we received $23.0 million, $22.0 million and $98.3 million, respectively, in connection with the exercise of common stock options and we paid cash dividends on our common stock of $124.5 million, $118.8 million and $104.5 million, respectively. In 2006, we called for redemption all of our outstanding zero coupon convertible notes due May 18, 2021. Most holders of the notes elected to convert them into shares of our common stock, rather than redeem them for cash, resulting in the issuance of approximately 4.1 million shares during the redemption period. Net Debt-to-Capital increased to 46.6% in 2006 compared to 42.0% in 2005. Similarly, our Debt-to-Capital ratio increased to 47.1% in 2006 from 42.8% in 2005.

Interest capitalized during 2006 increased to $27.8 million from $17.7 million in 2005 primarily due to a higher average level of investment in ships under construction and to a lesser extent higher interest rates.

Future Capital Commitments

Our future capital commitments consist primarily of new ship orders. As of December 31, 2006, we had two Freedom-class ships and one ship of a new class designated for Royal Caribbean International and three Solstice-class ships, designated for Celebrity Cruises, on order for an aggregate additional capacity of approximately 21,150 berths.

The aggregate cost of the six ships is approximately $5.3 billion, of which we have deposited $438.4 million as of December 31, 2006. Approximately 11% of the aggregate cost of ships was exposed to fluctuations in the euro exchange rate at December 31, 2006. (See Note 11. Financial Instruments to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data.)

As of December 31, 2006 we anticipated overall capital expenditures, including the six ships on order, will be approximately $1.3 billion for 2007, $1.8 billion for 2008, $2.0 billion for 2009, and $1.0 billion for 2010.

We have an option to purchase an additional ship for Royal Caribbean International, exercisable through March 2007, for an additional capacity of approximately 5,400 berths. If ordered, the optional ship will be delivered in the third quarter of 2010.

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2006, our contractual obligations were as follows (in thousands):

	Payments due by period

		Less than 1	1-3	3-5	More than 5
	Total	year	years	years	years

Long-term debt obligations(1)	$5,365,962	$372,211	$545,547	$1,674,881	$2,773,323
Capital lease obligations(1)	47,782	1,211	2,937	3,346	40,288
Operating lease obligations(2)(3)	570,801	58,728	107,114	97,435	307,524
Ship purchase obligations(4)	4,277,355	755,544	2,946,475	575,336	-
Other(5)	428,329	138,511	130,198	56,378	103,242

Total	$10,690,229	$1,326,205	$3,732,271	$2,407,376	$3,224,377

(1)	Amounts exclude interest.
(2)	We are obligated under noncancelable operating leases primarily for a ship, offices, warehouses and motor vehicles.
(3)

Under the Brilliance of the Seas lease agreement, we may be required to make a termination payment of approximately £126.0 million, or approximately $246.8 million based on the exchange rate at December 31, 2006, if the lease is canceled in 2012. This amount is included in the more than five years category. (See Note 12. Commitments and Contingencies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data.)

(4)	Amounts represent contractual obligations with initial terms in excess of one year.
(5)	Amounts represent future commitments with remaining terms in excess of one year to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts.

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

Funding Sources

As of December 31, 2006, our liquidity was $0.7 billion consisting of approximately $0.1 billion in cash and cash equivalents and $0.6 billion available under our unsecured revolving credit facility. (See Note 6. Long-Term Debt to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data.) We have commitments of approximately $1.3 billion due during the twelve-month period ending December 31, 2007. These commitments will be funded through a combination of cash flows from operations, drawdowns under our available unsecured revolving credit facility, the incurrence of additional indebtedness and the sales of equity or debt securities in private or public securities markets. Although we believe our existing unsecured revolving credit facility, cash flows from operations, our ability to obtain new borrowings and/or raise new capital or a combination of these sources will be sufficient to fund operations, debt payment requirements, capital expenditures and other commitments over the next twelve-month period, there can be no assurances that these sources of cash will be available in accordance with our expectations.

In January 2007, we received approximately €990.9 million, or approximately $1.3 billion, of net proceeds from a €1.0 billion, or approximately $1.3 billion, bond offering. A portion of the net proceeds were used to retire the €750.0 million, or approximately $960.5 million, short-term unsecured bridge loan obtained to finance our acquisition of Pullmantur on which we drew €701.0 million, or approximately $925.1 million. The remainder of the net proceeds, approximately €289.0 million, or approximately $374.8 million, was used to repay a portion of the outstanding balance on our unsecured revolving credit facility. (See Note 14. Subsequent Events)

Our financing agreements contain covenants that require us, among other things, to maintain minimum net worth, and fixed charge coverage ratio and limit our net debt-to-capital ratio. We were in compliance with all covenants as of December 31, 2006.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Financial Instruments and Other

General

We are exposed to market risk attributable to changes in interest rates, foreign currency exchange rates and fuel prices. We manage these risks through a combination of our normal operating and financing activities and through the use of derivative financial instruments pursuant to our hedging practices and policies. The financial impacts of these hedging instruments are primarily offset by corresponding changes in the underlying exposures being hedged. We achieve this by closely matching the amount, term and conditions of the derivative instrument with the underlying risk being hedged. We do not hold or issue derivative financial instruments for trading or other speculative purposes. We monitor our derivative positions using techniques including market valuations and sensitivity analyses. (See Note 11. Financial Instruments to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data.)

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our long-term debt obligations and our operating lease for Brilliance of the Seas. At December 31, 2006, 60% of our long-term debt was effectively fixed and 40% was floating. We enter into interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense and rent expense.

Market risk associated with our long-term fixed rate debt is the potential increase in fair value resulting from a decrease in interest rates. At December 31, 2006, our interest rate swap agreements effectively changed $175.0 million of fixed rate debt with a weighted-average fixed rate of 8.11% to LIBOR-based floating rate debt. The estimated fair value of our long-term fixed rate debt at December 31, 2006, was $3.4 billion using quoted market prices, where available, or using discounted cash flow analyses based on market rates available to us for similar debt with the same remaining maturities. The fair value of our associated interest rate swap agreements was estimated to be $5.6 million as of December 31, 2006 based on quoted market prices for similar or identical financial instruments to those we hold. A hypothetical one percentage point decrease in interest rates at December 31, 2006 would increase the fair value of our long-term fixed rate debt, by approximately $158.7 million, net of an increase in the fair value of the associated interest rate swap agreements.

Market risk associated with our long-term floating rate debt is the potential increase in interest expense from an increase in interest rates. A hypothetical one percentage point increase in interest rates would increase our 2007 interest expense by approximately $12.1 million. At December 31, 2006, we have an interest rate swap agreement that effectively changes $25.0 million of LIBOR-based floating rate debt to fixed rate debt of 4.40%.

Market risk associated with our operating lease for Brilliance of the Seas is the potential increase in rent expense from an increase in sterling LIBOR rates. As of January 2007, we have effectively changed 50% of the operating lease obligation from a floating rate to a fixed rate obligation with a weighted-average rate of 4.76% through rate fixings with the lessor. A hypothetical one percentage point increase in sterling LIBOR rates would increase our 2007 rent expense by approximately $2.2 million, based on the exchange rate at December 31, 2006.

Foreign Currency Exchange Rate Risk

Our primary exposure to foreign currency exchange rate risk relates to our firm commitments under ship construction contracts denominated in euros. We enter into euro-denominated forward contracts to manage this risk. The estimated fair value of such euro-denominated forward contracts at December 31, 2006, was a net unrealized gain of approximately $106.3 million, based on quoted market prices for equivalent instruments with the same remaining maturities. At December 31, 2006, approximately 11% of the aggregate cost of the ships was exposed to fluctuations in the euro exchange rate. A hypothetical 10% strengthening of the euro as of December 31, 2006, assuming no changes in comparative interest rates, would result in a $433.2 million increase in the United States dollar cost of the foreign currency denominated ship construction contracts. This increase would be largely offset by an increase in the fair value of our euro-denominated forward contracts.

We are also exposed to foreign currency exchange rate fluctuations on the United States dollar value of our foreign currency denominated forecasted transactions. To manage this exposure, we take advantage of natural offsets of our foreign currency revenues and expenses and enter into foreign currency forward contracts for a portion of the remaining exposure related to these forecasted transactions. Our principal net foreign currency exposure relates to the euro, the British pound and the Canadian dollar. At December 31, 2006, the estimated fair value of such contracts was an unrealized loss of approximately $2.1 million based on quoted market prices for equivalent instruments with the same remaining maturities. A hypothetical 10% strengthening of the principal foreign currencies as of December 31, 2006, assuming no changes in comparative interest rates, would result in a $28.8 million increase in the United States dollar value of the 2007 foreign currency denominated forecasted transactions. This increase would be offset by a decrease in the fair value of our foreign currency forward contracts maturing in 2007 of approximately $10.1 million.

Also, we consider our investments in foreign subsidiaries to be denominated in relatively stable currencies and of a long-term nature. We partially address the exposure of our investments in foreign subsidiaries by denominating a portion of our debt in our subsidiaries’ functional currencies (generally euros). Specifically, we have assigned debt of approximately €478.8 million, or approximately $631.8 million, as a hedge of our net investment in Pullmantur and, accordingly, have included approximately $18.7 million of foreign-currency transaction losses in the cumulative translation adjustment component of accumulated other comprehensive income (loss)at December 31, 2006. A hypothetical 10% increase or decrease in the December 31, 2006 foreign currency exchange rate, would increase or decrease the fair value of our debt by $63.2 million, which would be offset by a decrease or increase of $63.2 million in the U.S. dollar value of our net investment.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the consumption of fuel on our ships. Fuel cost (net of the financial impact of fuel swap agreements), as a percentage of our total revenues, was approximately 9.2% in 2006, 7.5% in 2005 and 5.5% in 2004. Historically, we have used fuel swap agreements to mitigate the financial impact of fluctuations in fuel prices. As of December 31, 2006, we had fuel swap agreements to pay fixed prices for fuel with an aggregate notional amount of approximately $205.3 million, maturing through 2008. The estimated fair value of these contracts at December 31, 2006 was an unrealized loss of $20.5 million. We estimate that a hypothetical 10% increase in our weighted-average fuel price from that experienced during the year ended December 31, 2006 would increase our 2007 fuel cost by approximately $52.5 million. This increase would be partially offset by an increase in the fair value of our fuel swap agreements maturing in 2007 of approximately $18.2 million.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 during the quarter ended December 31, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Items 10, 11, 12, 13 and 14. Directors, Executive Officers and Corporate Governance of the Registrant, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Certain Relationships and Related Transactions, and Director Independence and Principal Accounting Fees and Services.

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

ROYAL CARIBBEAN CRUISES LTD.

(Registrant)

By: /s/ BRIAN J. RICE
Brian J. Rice
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2007.

/s/ RICHARD D. FAIN
Richard D. Fain
Director, Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ BRIAN J. RICE
Brian J. Rice
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ BLAIR H. GOULD
Blair H. Gould
Vice President and Controller
(Principal Accounting Officer)

/s/ * BERNARD W. ARONSON
Bernard W. Aronson
Director

/s/ * ARVID GRUNDEKJOEN
Arvid Grundekjoen
Director

/s/ * WILLIAM L. KIMSEY
William L. Kimsey
Director

/s/ * LAURA LAVIADA
Laura Laviada
Director

/s/ * GERT W. MUNTHE
Gert W. Munthe
Director

/s/ * EYAL OFER
Eyal Ofer
Director

/s/ * THOMAS J. PRITZKER
Thomas J. Pritzker
Director

/s/ * WILLIAM K. REILLY
William K. Reilly
Director

/s/ * BERNT REITAN
Bernt Reitan
Director

/s/ * ARNE ALEXANDER WILHELMSEN
Arne Alexander Wilhelmsen
Director

*By: /s/ BRIAN J. RICE
Brian J. Rice, as Attorney-in-Fact

INDEX TO EXHIBITS

Exhibits 10.13 through 10.34 represent management compensatory plans or arrangements.

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

3.2	— Restated By-Laws of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 31, 2006).
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

4.12

— Thirteenth Supplemental Indenture dated as of November 21, 2003 to Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 2.14 to the Company’s 2003 Annual Report on Form 20-F filed with the Commission, File No. 1-11884.)

4.13	—Fourteenth Supplemental Indenture dated as of June 12, 2006 to Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee.
4.14	—Fifteenth Supplemental Indenture dated as of June 12, 2006 to Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee.
4.15

—Form of Indenture dated as of July 31, 2006 between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 333-136186) filed with the Commission on July 31, 2006).

4.16

—Indenture dated as of January 25, 2007 among the Company, as issuer, The Bank of New York, as trustee, transfer agent, principal paying agent and security registrar, and AIB/BNY Fund Management (Ireland) Limited, as Irish paying agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2007).

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

10.3

— Amendment No. 2 to Credit Agreement dated as of December 15, 2006, amending Credit Agreement dated as of March 27, 2003, as amended, among the Company and various financial institutions and Citibank, N.A., as Administrative Agent.

10.4

— Credit Agreement dated as of April 6, 2006 among the Company and various financial institutions and Citibank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 19, 2006).

10.5

— Amendment No. 1 to Credit Agreement dated as of December 15, 2006, amending Credit Agreement dated as of April 6, 2006, among the Company and various financial institutions and Citibank, N.A. as Administrative Agent.

10.6

—Credit Agreement dated as of November 7, 2006 among the Company, various financial institutions and Citibank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 8, 2006).

10.7

— Office Building Lease Agreement dated July 25, 1989 between Miami-Dade County and the Company, as amended (incorporated by reference to Exhibits 10.116 and 10.117 to the Company’s Registration Statement on Form F-1, File No. 33-46157, filed with the Commission).

10.8

— Office Building Lease Agreement dated January 18, 1994 between Miami-Dade County and the Company (incorporated by reference to Exhibit 2.13 to the Company’s 1993 Annual Report on Form 20-F filed with the Commission, File No. 1-11884).

10.9

— Lease by and between City of Wichita, Kansas and the Company dated as of December 1, 1997, together with First Supplemental Lease Agreement dated December 1, 2000 (incorporated by reference to Exhibit 4.7 to the Company’s 2002 Annual Report on Form 20-F filed with the Commission).

10.10

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

10.12	— Lease dated August 30, 2006 between DV3 Addlestone Limited, Harmony Investments (Global) Limited and the Company.
10.13	— 1990 Stock Option Plan of the Company, as amended (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8, File No. 333-7290, filed with the Commission).
10.14

— 1995 Incentive Stock Option Plan of the Company, as amended (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8, File No. 333-84980, filed with the Commission).

10.15

— Royal Caribbean Cruises Ltd. 2000 Stock Award Plan, as Amended and Restated through September 18, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 8, 2005 and Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 22, 2006).

10.16

— Employment Agreement dated December 21, 2001 between the Company and Richard D. Fain (incorporated by reference to Exhibit 10.12 to the Company's 2004 Annual Report on Form 10-K filed with the Commission).

10.17

— Trust Agreement for Richard D. Fain dated as of June 30, 1994 between the Company and Gary Hammond, as Trustee, together with Amendment No. 1 dated as of September 30, 1998 (incorporated by reference to Exhibit 10.13 to the Company's 2004 Annual Report on Form 10-K filed with the Commission).

10.18

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

10.20

— Employment Agreement dated April 25, 2005 between Celebrity Cruises Inc. and Daniel J. Hanrahan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed with the Commission).

10.21

— Employment Agreement dated April 25, 2005 between the Company and Brian J. Rice (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed with the Commission.)

10.22	— Employment Agreement dated February 12, 2006 between the Company and Harri U. Kulovaara.
10.23

— Description of consulting arrangement between the Company and William K. Reilly (incorporated by reference to Exhibit 10.16 to the Company's 2004 Annual Report on Form 10-K filed with the Commission).

10.24

— Royal Caribbean Cruises Ltd. et. al. Board of Directors Non Qualified Deferred Compensation Plan, as Amended and Restated through December 6, 2005 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the Commission on December 8, 2005).

10.25	— Amendment to the Royal Caribbean Cruises Ltd. et. al. Board of Directors Non Qualified Deferred Compensation Plan dated as of December 12, 2006.
10.26

— Royal Caribbean Cruises Ltd. et. al. Non Qualified Deferred Compensation Plan Rabbi Trust (incorporated by reference to Exhibit 10.18 to the Company's 2004 Annual Report on Form 10-K filed with the Commission).

10.27	— Royal Caribbean Cruises Ltd. Executive Incentive Plan as amended as of December 12, 2006.
10.28

— Royal Caribbean Cruises Ltd. et. al. Non Qualified 401(k) Plan, as Amended and Restated through December 6, 2005 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on December 8, 2005).

10.29	—Amendment to the Royal Caribbean Cruises Ltd. et. al. Non Qualified 401(k) Plan, dated as of December 12, 2006.
10.30

—Royal Caribbean Cruises Ltd. Supplemental Executive Retirement Plan as Amended and Restated through December 6, 2005 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Commission on December 8, 2005).

10.31	—Amendment to the Royal Caribbean Cruises Ltd. Supplemental Executive Retirement Plan dated as of December 12, 2006.
10.32	— Summary of Royal Caribbean Cruises Ltd. Board of Directors Compensation.
10.33

— Form of Royal Caribbean Cruises Ltd. 2000 Stock Award Plan Stock Option Certificate (incorporated by reference to Exhibit 10.25 to the Company's 2005 Annual Report on Form 10-K filed with the Commission).

10.34

— Form of Royal Caribbean Cruises Ltd. 2000 Stock Award Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.26 to the Company's 2005 Annual Report on Form 10-K filed with the Commission).

12.1	— Statement regarding computation of fixed charge coverage ratio.
21.1	— List of Subsidiaries.
23.1	— Consent of PricewaterhouseCoopers LLP, an independent registered certified public accounting firm.
23.2	— Consent of Drinker Biddle & Reath LLP.
24	— Powers of Attorney.
31	— Certifications required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32	— Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

ROYAL CARIBBEAN CRUISES LTD.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders

of Royal Caribbean Cruises Ltd.:

We have completed integrated audits of Royal Caribbean Cruises Ltd.’s 2006, 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 present fairly, in all material respects, the financial position of Royal Caribbean Cruises Ltd. and its subsidiaries at December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 of the consolidated financial statements, the Company changed its method of accounting for dry docking costs in 2005.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A., that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Miami, Florida

February 28, 2007

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2006	2005	2004

	(in thousands, except per share data)

Passenger ticket revenues	$ 3,838,648	$ 3,609,487	$ 3,359,201
Onboard and other revenues	1,390,936	1,293,687	1,196,174

Total revenues	5,229,584	4,903,174	4,555,375

Cruise operating expenses
Commissions, transportation and other	917,929	858,606	822,206
Onboard and other	331,218	308,611	300,717
Payroll and related	501,874	510,692	487,633
Food	278,604	270,674	269,436
Fuel	480,187	367,864	251,886
Other operating	739,817	677,785	687,505

Total cruise operating expenses	3,249,629	2,994,232	2,819,383
Marketing, selling and administrative expenses	699,864	635,308	588,267
Depreciation and amortization expenses	421,645	402,069	394,136

	4,371,138	4,031,609	3,801,786

Operating Income	858,446	871,565	753,589

Other income (expense)
Interest income	15,238	9,129	9,208
Interest expense, net of interest capitalized	(267,861)	(269,750)	(309,977)
Other income	28,099	52,521	21,871

	(224,524)	(208,100)	(278,898)

Income Before Cumulative Effect of a Change in Accounting Principle	633,922	663,465	474,691
Cumulative effect of a change in accounting Principle (Note 2)	-	52,491	-

Net Income	$ 633,922	$ 715,956	$ 474,691

Basic Earnings per Share:
Income before cumulative effect of a change in accounting principle	$ 3.01	$ 3.22	$ 2.39

Cumulative effect of a change in accounting principle (Note 2)	$ -	$ 0.25	$ -

Net income	$ 3.01	$ 3.47	$ 2.39

Diluted Earnings per Share:
Income before cumulative effect of a change in accounting principle	$ 2.94	$ 3.03	$ 2.26

Cumulative effect of a change in accounting principle (Note 2)	$ -	$ 0.22	$ -

Net income	$ 2.94	$ 3.26	$ 2.26

Pro Forma Amounts (assuming change in accounting principle was applied retrospectively) (Note 2) (unaudited):
Pro forma net income	$ 633,922	$ 663,465	$ 483,853

Pro forma basic earnings per share	$ 3.01	$ 3.22	$ 2.43

Pro forma diluted earnings per share	$ 2.94	$ 3.03	$ 2.30

The accompanying notes are an integral part of these financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED BALANCE SHEETS

	As of December 31,

	2006	2005

	(in thousands, except share data)
Assets Current assets Cash and cash equivalents	$ 104,520	$ 125,385
Trade and other receivables, net	185,886	95,254
Inventories	76,969	57,803
Prepaid expenses and other assets	134,529	98,568

Total current assets	501,904	377,010
Property and equipment — at cost less accumulated depreciation and amortization	11,429,106	10,276,948
Goodwill — less accumulated amortization of $138,606	721,514	283,133
Other assets	740,564	318,680

	$13,393,088	$11,255,771

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$ 373,422	$ 600,883
Accounts payable	193,794	159,910
Accrued expenses and other liabilities	408,209	342,995
Customer deposits	896,943	884,994

Total current liabilities	1,872,368	1,988,782
Long-term debt	5,040,322	3,553,892
Other long-term liabilities	388,823	158,632

Commitments and contingencies (Note 12)

Shareholders’ equity
Common stock ($.01 par value; 500,000,000 shares authorized; 222,489,872 and 216,504,849 shares issued)	2,225	2,165
Paid-in capital	2,904,041	2,706,236
Retained earnings	3,639,211	3,132,286
Accumulated other comprehensive loss	(30,802)	(28,263)
Treasury stock ( 10,985,927 and 6,143,392 common shares at cost)	(423,100)	(257,959)

Total shareholders’ equity	6,091,575	5,554,465

	$13,393,088	$11,255,771

The accompanying notes are an integral part of these financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2006	2005	2004

	(in thousands)
Operating Activities Net income	$ 633,922	$ 715,956	$ 474,691
Adjustments:
Depreciation and amortization	421,645	402,069	394,136
Cumulative effect of a change in accounting principle	-	(52,491)	-
Gain on redemption of investment	-	(44,207)	-
Accretion of original issue discount on debt	17,902	45,718	52,562
Changes in operating assets and liabilities:
Increase in trade and other receivables, net	(38,855)	(19,349)	(3,256)
(Increase) decrease in inventories	(7,441)	2,457	(6,813)
Decrease (increase) in prepaid expenses and other assets	707	(5,009)	(17,196)
Decrease in accounts payable	(29,671)	(3,741)	(25,987)
Increase in accrued expenses and other liabilities	21,815	31,772	53,851
Increase in customer deposits	9,724	9,912	145,273
Accreted interest paid on LYONs repurchase	(121,199)	-	-
Other, net	39,957	28,273	9,730

Net cash provided by operating activities	948,506	1,111,360	1,076,991

Investing Activities Purchases of property and equipment	(1,180,579)	(429,898)	(630,670)
Purchases of notes from First Choice Holidays PLC	(100,000)	-	-
Purchase of Pullmantur, net of cash acquired	(553,312)	-	-
Purchases of short-term investments	-	(56,500)	(732,165)
Proceeds from sale of short-term investments	-	56,500	732,165
Proceeds from redemption of investment	-	348,070	-
Other, net	(15,187)	(7,198)	(1,840)

Net cash used in investing activities	(1,849,078)	(89,026)	(632,510)

Financing Activities Net proceeds from issuance of debt	2,933,915	390,000	225,000
Debt issuance costs	(10,004)	(5,512)	(3,352)
Repayments of debt, net	(1,785,773)	(1,564,715)	(361,386)
Dividends	(124,460)	(118,764)	(104,521)
Proceeds from exercise of common stock options	23,026	21,996	98,316
Purchases of treasury stock	(164,582)	(249,122)	-
Other, net	7,585	590	(46)

Net cash provided by (used in) financing activities	879,707	(1,525,527)	(145,989)

Net (decrease) increase in cash and cash equivalents	(20,865)	(503,193)	298,492
Cash and cash equivalents at beginning of year	125,385	628,578	330,086

Cash and cash equivalents at end of year	$ 104,520	$ 125,385	$ 628,578

Supplemental Disclosures
Cash paid during the year for:
Interest, net of amount capitalized	$ 376,817	$ 236,477	$ 266,037

             Supplemental Schedule of Noncash Investing Activity

            The Company purchased all of the capital stock of Pullmantur for approximately $558.9 million on                 November 14, 2006. In conjuction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired	$1,111,117
Cash paid for capital stock	(558,948)

Liabilities assumed	$ 552,169

The accompanying notes are an integral part of these financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity

(in thousands)
Balances at January 1, 2004	$1,961	$2,100,612	$2,162,195	$5,846	$(7,717)	$4,262,897
Issuance under employee related plans	51	105,545	—	—	(560)	105,036
Common stock dividends	—	—	(103,621)	—	—	(103,621)
Changes related to cash flow derivative hedges	—	—	—	67,082	—	67,082
Minimum pension liability adjustment	—	—	—	(1,565)	—	(1,565)
Net income	—	—	474,691	—	—	474,691

Balances at December 31, 2004	2,012	2,206,157	2,533,265	71,363	(8,277)	4,804,520
Issuance under employee related plans	12	28,059	—	—	(560)	27,511
Purchases of treasury stock	—	—	—	—	(249,122)	(249,122)
Common stock dividends	—	—	(116,935)	—	—	(116,935)
Changes related to cash flow derivative hedges	—	—	—	(100,472)	—	(100,472)
Minimum pension liability adjustment	—	—	—	846	—	846
Debt converted to common stock	141	472,020	—	—	—	472,161
Net income	—	—	715,956	—	—	715,956

Balances at December 31, 2005	2,165	2,706,236	3,132,286	(28,263)	(257,959)	5,554,465
Issuance under employee related plans	12	42,031	—	—	(559)	41,484
Purchases of treasury stock	—	—	—	—	(164,582)	(164,582)
Common stock dividends	—	—	(126,997)	—	—	(126,997)
Changes related to cash flow derivative hedges	—	—	—	3,507	—	3,507
Adoption of FASB Statement No. 158	—	—	—	(6,981)	—	(6,981)
Minimum pension liability adjustment	—	—	—	834	—	834
Equity adjustment from foreign currency translation	—	—	—	101	—	101
Debt converted to common stock	48	155,774	—	—	—	155,822
Net income	—	—	633,922	—	—	633,922

Balances at December 31, 2006	$2,225	$2,904,041	$3,639,211	$(30,802)	$(423,100)	$6,091,575

Comprehensive income is as follows (in thousands):

	Year Ended December 31,

	2006	2005	2004

Net income	$633,922	$715,956	$474,691
Changes related to cash flow derivative hedges	3,507	(100,472)	67,082
Minimum pension liability adjustment	834	846	(1,565)
Currency translation adjustment	101	-	-

Total comprehensive income	$638,364	$616,330	$540,208

The following tables summarize activity in accumulated other comprehensive income (loss) related to derivatives designated as cash flow hedges, minimum pension liability adjustment, adoption of SFAS No. 158 and the equity adjustment from foreign currency translation (in thousands):

	Year Ended December 31,

	2006	2005	2004

Accumulated net (loss) gain on cash flow derivative hedges at beginning of year	$(18,171)	$82,301	$15,219
Net (loss) gain on cash flow derivative hedges	(7,483)	(86,456)	91,251
Net gain (loss) reclassified into earnings	10,990	(14,016)	(24,169)

Accumulated net (loss) gain on cash flow derivative hedges at end of year	$(14,664)	$(18,171)	$82,301

	Changes related to cash flow derivative hedges	Changes related to minimum pension liability adjustment	Other	Accumulated other comprehensive income (loss)
Accumulated other comprehensive loss at beginning of the year	$ (18,171)	$ (10,092)	$ —	$ (28,263)
Current-period change	3,507	834	(6,880)	(2,539)
Accumulated other comprehensive loss at end of year	$ (14,664)	$ (9,258)	$ (6,880)	$ (30,802)

The accompanying notes are an integral part of these financial statements.

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. General

Description of Business

We are a global cruise company. We operate three cruise brands, Royal Caribbean International, Celebrity Cruises and Pullmantur Cruises with 20, 9 and 5 cruise ships, respectively, at December 31, 2006. Our ships operate on a selection of worldwide itineraries that call on approximately 310 destinations. In addition, we charter one ship to Island Cruises, our joint venture with First Choice Holidays PLC (“First Choice”).

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. We capitalize interest as part of the cost of acquiring certain assets. Improvement costs that we believe add value to our ships are capitalized as additions to the ship and depreciated over the improvements’ estimated useful lives. Costs of repairs and maintenance are charged to cruise operating expenses as incurred and commencing in 2005, drydocking costs are deferred and charged to expense on a straight-line basis over the period to the next scheduled drydock. The estimated cost and accumulated depreciation of refurbished or replaced ship components are written off and any resulting gain or loss is recognized in cruise operating expenses. We review long-lived assets for impairment whenever events or changes in circumstances indicate, based on estimated future cash flows, that the carrying amount of these assets may not be fully recoverable.

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

Goodwill

Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets acquired. We review goodwill for impairment at the reporting unit level annually or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be fully recoverable.

Intangible Assets

In connection with our acquisitions, we have acquired certain intangible assets of which value has been assigned to them based on our estimates with the assistance of appraisers engaged by management. Intangible assets that are deemed to have an indefinite life are not amortized, but are subject to periodic impairment testing at future periods in accordance with SFAS No. 142 (“Goodwill and Other Intangible Assets”). We review these intangible assets for impairment at the same time we review our goodwill for impairment or more frequently if impairment indicators arise. Other intangible assets assigned certain useful lives are amortized based on either an estimated weighted cash flows over their life or a straight-line basis over the life of the related contract.

Advertising Costs

Advertising costs are expensed as incurred except those costs, which result in tangible assets, such as brochures, which are treated as prepaid expenses and charged to expense as consumed. Advertising costs consist of media advertising as well as brochure, production and direct mail costs. Media advertising was $141.3 million, $139.1 million and $133.2 million, and brochure, production and direct mail costs were $89.5 million, $86.9 million and $82.2 million for the years 2006, 2005 and 2004, respectively.

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

Changes in the fair value of derivatives that are designated as fair value hedges are offset against changes in the fair value of the underlying hedged assets, liabilities or firm commitments. Changes in fair value of derivatives that are designated as cash flow hedges are recorded as a component of accumulated other comprehensive (loss) income until the underlying hedged transactions are recognized in earnings. The foreign-currency transaction gain or loss of our nonderivative financial instrument designated as a hedge of our net investment in our foreign operations are recognized as a component of accumulated other comprehensive income along with the associated cumulative translation adjustment of the foreign operation.

On an ongoing basis, we assess whether derivatives used in hedging transactions are “highly effective” in offsetting changes in fair value or cash flow of hedged items. If it is determined that a derivative is not highly effective as a hedge, changes in fair value of the derivatives are recognized in earnings immediately. The ineffective portion of hedges is recognized in earnings immediately.

Foreign Currency Translations and Transactions

We translate assets and liabilities of our foreign subsidiaries whose functional currency is the local currency, at exchange rates in effect at the balance sheet date. We translate revenues and expenses at weighted-average exchange rates for the period. Equity is translated at historical rates and the resulting cumulative foreign currency translation adjustments are included as a component of accumulated other comprehensive (loss) income, which is reflected as a separate component of shareholders’ equity. Exchange gains or losses arising from the remeasurement of monetary assets and liabilities denominated in a currency other than the functional currency of the entity involved are immediately included in our earnings, unless certain liabilities have been designated to act as a hedge of a net investment in a foreign operation. The majority of our transactions are settled in United States dollars. Gains or losses resulting from transactions denominated in other currencies are recognized in income at each balance sheet date.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share incorporates the incremental shares issuable upon the assumed exercise of stock options and conversion of potentially dilutive securities, including shares contingently issuable under our previously outstanding convertible debt instruments. In addition, net income is adjusted to add back the amount of interest recognized in the period associated with the dilutive securities. (See Note 8. Earnings Per Share.)

Stock-Based Employee Compensation

We have three stock-based compensation plans, which provide for awards to our officers, directors and key employees. The plans consist of a 1990 Employee Stock Option Plan, a 1995 Incentive Stock Option Plan and a 2000 Stock Award Plan. The 1990 Stock Option Plan and the 1995 Incentive Stock Option Plan terminated by their terms in March 2000 and February 2005, respectively. The 2000 Stock Award Plan, as amended, provides for the issuance of (i) incentive and non-qualified stock options, (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units and (v) performance shares of up to 13,000,000 shares of our common stock. During any calendar year, no one individual shall be granted awards of more than 500,000 shares. We awarded 204,154, 160,574, and 331,756 restricted stock units in 2006, 2005 and 2004 respectively. Options and restricted stock units outstanding as of December 31, 2006, vest in equal installments over three to five years and four to five years, respectively, from the date of grant. Generally, options and restricted stock units are forfeited if the recipient ceases to be a director or employee before the shares vest. Options are granted at a price not less than the fair value of the shares on the date of grant and expire not later than ten years after the date of grant.

In September 2006, the Compensation Committee amended the Company’s 2000 Stock Award Plan. The amendment extends to one year the period during which a participant must exercise non-qualified options following a termination of service. It also limits to one year the period for exercise of both qualified and non-qualified options following termination of service due to a participant’s death or disability. This amendment is effective for options granted on or after September 18, 2006. The amendment did not have any impact on our December 31, 2006 consolidated financial statements.

We also provide an Employee Stock Purchase Plan to facilitate the purchase by employees of up to 800,000 shares of common stock. Offerings to employees are made on a quarterly basis. Subject to certain limitations, the purchase price for each share of common stock is equal to 90% of the average of the market prices of the common stock as reported on the New York Stock Exchange on the first business day of the purchase period and the last business day of each month of the purchase period. Shares of common stock of 18,116, 14,476 and 13,281 were issued under the ESPP at a weighted-average price of $36.00, $40.83 and $39.34 during 2006, 2005 and 2004, respectively.

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

The impact of adopting SFAS 123R was a reduction of our net income by approximately $11.3 million, or $0.05 on a basic and diluted earnings per share basis for the year ended December 31, 2006.

Total compensation expense recognized for employee stock based compensation for the year ended December 31, 2006 was $18.4 million, of which $13.8 million has been included within marketing, selling and administrative expenses and $4.6 million within payroll and related expenses.

The following table illustrates the effect on income before cumulative effect of a change in accounting principle, net income and earnings per share as if we had applied the fair value recognition provisions of SFAS 123 to such compensation (in thousands, except per share data):

	Year Ended December 31,

	2005	2004

Income before cumulative effect of a change in accounting principle	$663,465	$474,691
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(9,732)	(9,502)

Pro forma income before cumulative effect of a change in accounting principle	653,733	465,189
Add: Interest on dilutive convertible notes	48,128	54,530

Pro forma income before cumulative effect of a change in accounting principle for diluted earnings per share	$701,861	$519,719

Net income, as reported	$715,956	$474,691
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(9,732)	(9,502)

Pro forma net income	706,224	465,189

Add: Interest on dilutive convertible notes	48,128	54,530

Pro forma net income for diluted earnings per share	$754,352	$519,719

Weighted-average common shares outstanding	206,217	198,946
Dilutive effect of stock options and restricted stock awards	2,498	3,888
Dilutive effect of convertible notes	25,772	31,473

Diluted weighted-average shares outstanding	234,487	234,307

Earnings per share before cumulative effect of a change in accounting principle:
Basic — as reported	$ 3.22	$ 2.39
Basic — pro forma	$ 3.17	$ 2.34

Diluted — as reported	$ 3.03	$ 2.26
Diluted — pro forma	$ 2.99	$ 2.22
Earnings per share:
Basic — as reported	$ 3.47	$ 2.39
Basic — pro forma	$ 3.42	$ 2.34

Diluted — as reported	$ 3.26	$ 2.26
Diluted — pro forma	$ 3.22	$ 2.22

Diluted earnings per share did not include options to purchase 3.2 million shares for the year ended December 31, 2006 and 1.3 million for each of the years ended December 31, 2005 and December 31, 2004 because the effect of including them would have been antidilutive. Also, diluted earnings per share in 2005 did not include 0.2 million shares we received in 2006 in connection with the settlement of an Accelerated Share Repurchase (“ASR”) transaction because the effect of including them would have been antidilutive.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The estimated fair value of stock options, less estimated forfeitures, is amortized over the vesting period using the graded-vesting method. The assumptions used in the Black-Scholes option-pricing model are as follows:

	2006	2005	2004

Dividend yield	1.4%	1.0%	1.1%
Expected stock price volatility	33.0%	48.8%	41.6%
Risk-free interest rate	4.5%	3.5%	3.0%
Expected option life	5 years	5 years	5 years

Upon the adoption of SFAS 123R, expected volatility was based on a combination of historical and implied volatilities. The risk-free interest rate is based on U.S. Treasury zero coupon issues with a remaining term equal to the expected option life assumed at the date of grant. The expected term was calculated based on historical experience and represents the time period options actually remain outstanding. We estimated forfeitures based on historical pre-vesting forfeitures and shall revise those estimates in subsequent periods if actual forfeitures differ from those estimates. For purposes of calculating pro forma information for periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

Stock options activity and information about stock options outstanding are summarized in the following tables:

Stock Options Activity	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value[1]
			(years)	(in thousands)
Outstanding at January 1, 2006	6,858,134	$30.00	5.54	$103,283
Granted	950,243	44.03
Exercised	(1,082,792)	21.26
Canceled	(418,032)	42.35
Outstanding at December 31, 2006	6,307,553	32.85	5.41	$65,035
Options Exercisable at December 31, 2006	4,415,480	29.11		$60,370

1 The intrinsic value represents the amount by which the fair value of stock exceeds the option exercise price.

Stock Options Outstanding

	As of December 31, 2006

	Outstanding			Exercisable

Exercise Price Range	Number of Options	Weighted-Average Remaining Life	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price

$ 9.55 - $20.30	1,423,505	4.75 years	$12.05	1,363,355	$11.76
$21.71 - $28.88	1,200,575	3.92 years	$25.92	1,107,125	$26.23
$28.88 - $40.06	1,187,129	5.98 years	$37.41	719,186	$36.91
$40.06 - $52.95	2,496,344	6.23 years	$45.87	1,225,814	$46.43

	6,307,553	5.41 years	$32.85	4,415,480	$29.11

The weighted-average estimated fair value of stock options granted was $14.03, $20.37 and $13.10during the years ended December 31, 2006, 2005 and 2004 respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2006, 2005 and 2004 was $22.3, $24.9 and $125.3 million, respectively. As of December 31, 2006, there was approximately $11.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under our stock incentive plans which is expected to be recognized over a weighted-average period of 1.3 years.

Restricted stock units are converted into shares of common stock upon vesting on a one-for-one basis. The cost of these awards is determined using the fair value of our common stock on the date of the grant, and compensation expense is recognized over the vesting period. Restricted stock activity is summarized in the following table:

Restricted Stock Activity	Number of Awards	Weighted-Average Grant Date Fair Value

Non-vested share units at January 1, 2006	345,530	$42.67
Granted	204,154	$43.61
Vested	100,693	$40.94
Canceled	67,524	$43.05

Non-vested share units expected to vest at December 31, 2006	381,467	$43.56

The weighted-average estimated fair value of restricted stock units granted during the year ended December 31, 2005 and 2004 were $46.56 and $40.42, respectively. As of December 31, 2006, we had $6.5 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock unit grants, which will be recognized over the weighted-average period of 1.3 years.

Segment Reporting

We operate three cruise brands, Royal Caribbean International, Celebrity Cruises and Pullmantur Cruises. The brands have been aggregated as a single reportable segment based on the similarity of their economic characteristics as well as products and services provided.

Information by geographic area is shown in the table below. Passenger ticket revenues are attributed to geographic areas based on where the reservation is made.

	2006	2005	2004

Passenger ticket revenues:
United States	82%	79%	82%
All other countries	18%	21%	18%

Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur in comprehensive income. SFAS 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions). SFAS 158 is effective as of the end of the fiscal year ending after December 15, 2006. The impact of adopting SFAS 158 resulted in a reclassification of prior service cost from intangible assets to accumulated other comprehensive income (loss) of approximately $7.0 million in our 2006 consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. We do not expect that the adoption of FIN 48 will have a material impact on our 2007 consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a formal framework for measuring fair value and expands disclosures about fair value measurements. We are currently evaluating the impact SFAS 157 may have on our consolidated financial statements.

Note 3. Business Combination

On November 14, 2006, we completed our acquisition of Pullmantur S.A. (“Pullmantur”), a Madrid-based cruise and tour operator. Pullmantur increases our presence in Spain and provides us with an opportunity to further grow our business in Europe and Latin America and to increase our product offerings. Pullmantur also provides us an opportunity for incremental guest, revenue and earnings growth. We purchased all of the capital stock of Pullmantur for approximately €436.3 million or approximately $558.9 million. For reporting purposes, we will be including Pullmantur’s results of operations on a two-month lag beginning with the first quarter of 2007. We have included Pullmantur’s balance sheet as of the acquisition date in our consolidated balance sheet as of December 31, 2006.

The acquisition was accounted for as a business purchase combination using the purchase method of accounting under the provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). The purchase price for the Pullmantur acquisition was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date, with the excess allocated to goodwill. The allocation of the purchase price requires extensive use of accounting estimates, valuation methodologies employed by appraisers and management's judgment in the determination of fair values and estimated useful lives of tangible and identifiable intangible assets acquired and liabilities assumed.

We have not finalized the allocation of the purchase price to the net assets acquired in this acquisition. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed, with reference to Pullmantur’s balance sheet as of the acquisition date. The amounts allocated to intangible assets, estimated useful lives and amortization methodologies are preliminary and are subject to the completion of an appraisal by management, with the assistance of appraisers engaged by management.

U.S. $ in thousands

Total current assets	57,860
Property and equipment (mostly ships)	380,600
Other non-current assets	4,526
Goodwill	425,530
Other intangible assets	242,600
Current portion of long-term debt	(14,897)
Other current liabilities	(91,221)
Long-term debt	(338,700)
Other long-term liabilities	(107,350)
Net assets acquired	558,948

Of the $242.6 million of acquired intangible assets, approximately $216.0 million was assigned to the value associated with the awareness and reputation of the Pullmantur brand among its customers and it is considered an indefinite life intangible asset. Amortizable intangible assets identified of approximately $26.6 million have a weighted-average useful life of approximately 2.2 years.

Note 4. Property and Equipment

Property and equipment consists of the following (in thousands):

	2006	2005

Land	$ 16,442	$ 7,056
Ships	13,225,184	11,952,626
Ships under construction	557,268	377,065
Other	584,641	512,904

	14,383,535	12,849,651
Less — accumulated depreciation and amortization	(2,954,429)	(2,572,703)

	$11,429,106	$10,276,948

Ships under construction include progress payments for the construction of new ships as well as planning, design, interest, commitment fees and other associated costs. We capitalized interest costs of $27.8 million, $17.7 million and $7.2 million for the years 2006, 2005 and 2004, respectively.

Note 5. Other Assets

In March 2006, we purchased $100.0 million of notes issued by First Choice Holidays PLC (“First Choice”), our joint venture partner in Island Cruises. The notes bear interest at 6.0% and are due from First Choice in March 2009.

Variable Interest Entities

Financial Accounting Standard Board Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities (“FIN46”), addresses consolidation by business enterprises of Variable Interest Entities (“VIEs”) in which an entity absorbs a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity, which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; or (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity’s activities through voting or similar rights; or (b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; or (c) the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

We have determined that one of our minority interests, a ship repair facility in which we invested in April 2001, is a VIE; however, we are not the primary beneficiary and accordingly we do not consolidate this entity. As of December 31, 2006, our investment in this entity including equity and loans, which is also our maximum exposure to loss, was approximately $43.4million.

In conjunction with our acquisition of Pullmantur, we obtained a 49% minority interest in Pullmantur Air, S.A.("Pullmantur Air"), a small air business that operates three aircraft in support of Pullmantur’s operations. We have determined Pullmantur Air is a VIE for which we are the primary beneficiary and in accordance with FIN46, we have consolidated the assets and liabilities of Pullmantur Air at their fair value. The assets and liabilities of Pullmantur Air are immaterial to our December 31, 2006 consolidated financial statements.

Note 6. Long-Term Debt

Long-term debt consists of the following (in thousands):

	2006	2005

Unsecured revolving credit facility, LIBOR plus 0.875% and a commitment fee of 0.175% due 2010	$ 445,000	$ 135,000
Unsecured senior notes and senior debentures, 6.75% to 8.75%, due 2007 through 2016, 2018 and 2027	2,804,608	2,096,286
Liquid Yield Option™ Notes with yield to maturity of 4.875%, due 2021	-	531,857
Zero coupon convertible notes with yield to maturity of 4.75%, due 2021	-	137,942
€750 million unsecured Bridge Loan, EURIBOR plus 0.625%, due 2007	925,110	-
$570 million unsecured term loan, 3.77% due 2006 through 2013	529,286	-
$360 million unsecured term loan, LIBOR plus 1.0%, due 2006	-	270,000
$300 million unsecured term loan, LIBOR plus 0.8%, due 2009 through 2010	200,000	200,000
$225 million unsecured term loan, LIBOR plus 0.75%, due 2006 through 2012	192,848	225,000
€6.0 million unsecured revolving credit lines, EURIBOR plus 0.8% to 1.25% due 2007 through 2008	7,961	-
Unsecured term loans, LIBOR plus 0.7%, due 2010	200,000	200,000
Unsecured term loan, 8.0%, due through 2006	-	11,811
Term loan, 8.0%, due through 2010, secured by a certain Celebrity ship	-	172,979
Term loans, LIBOR plus 0.85%, due through 2008, secured by certain Celebrity ships	61,149	125,580
Capital lease obligations	47,782	48,320

	5,413,744	4,154,775
Less — current portion	(373,422)	(600,883)

Long-term portion	$5,040,322	$ 3,553,892

During 2006, we entered into and drew in full a $570.0 million unsecured term loan due through 2013 at a rate of 3.77%.

During 2006, we issued $550.0 million of 7.0% senior unsecured notes due 2013, at a price of 99.509% of par and $350.0 million of 7.25% senior unsecured notes due 2016, at a price of 99.690% of par.

During 2006, we paid $530.6 million to redeem in full the accreted balance of our outstanding Liquid Yield Option Notes™ (“LYONs”) due February 2, 2021. During 2006, holders our LYONs converted approximately $13.5 million of the accreted value of these notes into approximately 319,000 shares of common stock and cash for fractional shares.

During 2006, we prepaid a total of $153.8 million on an 8.0% term loan secured by a certain Celebrity ship. We borrowed $150.0 million on our unsecured revolving credit facility to prepay the term loan.

During 2006, we called for redemption all of our outstanding zero coupon convertible notes due May 18, 2021. Most holders of the notes elected to convert them into shares of our common stock, rather than redeem them for cash, resulting in the issuance of approximately 4.1 million shares during the redemption period. In addition to the 4.1 million shares issued related to the redemption, holders of our zero coupon convertible notes converted approximately $11.5 million of the accreted balance of these notes into approximately 369,000 shares of common stock and cash for fractional shares.

During 2006, we obtained a €750.0 million, or approximately $960.5 million, unsecured bridge loan, on which we drew €701.0 million, or approximately $925.1 million, to finance our acquisition of Pullmantur. The bridge loan has an original maturity of 364 days. We have classified the bridge loan as long-term debt at December 31, 2006 in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 6, Classification of Short-Term Obligations Expected to be Refinanced. We refinanced the bridge loan subsequent to year-end with a portion of the net proceeds from the €1.0 billion, or approximately $1.3, billion unsecured bond offering which occurred in January 2007. (See Note 14. Subsequent Events)

Under certain of our agreements, the contractual interest rate and commitment fee vary with our debt rating.

The unsecured senior notes and senior debentures are not redeemable prior to maturity.

Our debt agreements contain covenants that require us, among other things, to maintain minimum net worth and fixed charge coverage ratio and limit our net debt-to-capital ratio. We are in compliance with all covenants as of December 31, 2006. Following is a schedule of annual maturities on long-term debt as of December 31, 2006 for each of the next five years (in thousands):

Year
2007	$373,422
2008	283,371
2009	265,113
2010	1,058,493
2011	619,735

Note 7. Shareholders’ Equity

In September 2005, we announced that we and an investment bank had finalized a forward sale agreement relating to an Accelerated Share Repurchase (“ASR”) transaction. The forward sale agreement matured in February 2006. As part of the ASR transaction, we purchased 5.7 million shares of our common stock from the investment bank at a price of $43.67 per share. Total consideration paid to repurchase such shares, including commissions and other fees, was approximately $249.1 million and was recorded in shareholders' equity as a component of treasury stock.

On June 2, 2006, we announced that we, and an investment bank had finalized a forward sale agreement relating to an Accelerated Share Repurchase (“ASR”) transaction. The forward sale agreement matured in August 2006. As part of the ASR transaction, we purchased 4.6 million shares of our common from the investment bank at a price of $35.99 per share. Total consideration paid to repurchase such shares, including commissions and other fees, was approximately $164.6 million and was recorded in shareholders' equity as a component of treasury stock.

We declared cash dividends on our common stock of $0.15 per share in each of the quarters of 2006. Cash dividends of $0.13 per share were declared in each of the first and second quarters of 2005 and $0.15 per share in each of the third and fourth quarters of 2005.

Note 8. Earnings Per Share

A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Year Ended December 31,

	2006	2005	2004

Income before cumulative effect of a change in accounting principle	$633,922	$663,465	$474,691
Cumulative effect of a change in accounting principle (Note 2)	-	52,491	-

Net income	633,922	715,956	474,691
Interest on dilutive convertible notes	17,237	48,128	54,530

Net income for diluted earnings per share	$651,159	$764,084	$529,221

Weighted-average common shares outstanding	210,703	206,217	198,946
Dilutive effect of stock options and restricted stock awards	1,725	2,725	4,161
Dilutive effect of convertible notes	9,057	25,772	31,473

Diluted weighted-average shares outstanding	221,485	234,714	234,580

Basic earnings per share:
Income before cumulative effect of a change in accounting principle	$ 3.01	$ 3.22	$ 2.39
Cumulative effect of a change in accounting principle	$ -	$ 0.25	$ -
Net income	$ 3.01	$ 3.47	$ 2.39

Diluted earnings per share:
Income before cumulative effect of a change in accounting principle	$ 2.94	$ 3.03	$ 2.26
Cumulative effect of a change in accounting principle	$ -	$ 0.22	$ -
Net income	$ 2.94	$ 3.26	$ 2.26

Diluted earnings per share did not include options to purchase 3.2 million shares for the year ending December 31, 2006 and 1.3 million shares for each of the years ended December 31, 2005 and 2004 because the effect of including them would have been antidilutive.

Note 9. Retirement Plan

We maintain a defined contribution pension plan covering full-time shoreside employees who have completed the minimum period of continuous service. Annual contributions to the plan are based on fixed percentages of participants’ salaries and years of service, not to exceed certain maximums. Pension cost was $13.9 million, $12.8 million and $12.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 10. Income Taxes

We and the majority of our subsidiaries are currently exempt from United States corporate tax on income from the international operation of ships pursuant to Section 883 of the Internal Revenue Code. Income tax expense related to our remaining subsidiaries was not significant for the years ended December 31, 2006, 2005 and 2004.

Final regulations under Section 883 were published on August 26, 2003, and were effective for the year ended December 31, 2005. These regulations confirmed that we qualify for the exemption provided by Section 883, but also narrowed the scope of activities which are considered by the Internal Revenue Service to be incidental to the international operation of ships. The activities listed in the regulations as not being incidental to the international operation of ships include income from the sale of air and other transportation such as transfers, shore excursions and pre and post cruise tours. To the extent the income from such activities is earned from sources within the United States, such income will be subject to United States taxation. The application of these new regulations reduced our net income for the years ended December 31, 2006 and December 31, 2005 by approximately $6.3 million and $14.0 million, respectively.

Note 11. Financial Instruments

The estimated fair values of our financial instruments are as follows (in thousands):

	2006	2005

Cash and cash equivalents	$ 104,520	$ 125,385
Long-term debt (including current portion of long-term debt)	(5,474,988)	(4,368,874)
Foreign currency forward contracts in a net (loss) gain position	104,159	(115,415)
Interest rate swap agreements in a net receivable position	5,856	8,456
Fuel swap agreements in a net payable position	(20,456)	(78)

The reported fair values are based on a variety of factors and assumptions. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of December 31, 2006 or 2005, or that will be realized in the future and do not include expenses that could be incurred in an actual sale or settlement. Our financial instruments are not held for trading or speculative purposes.

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

Long-Term Debt

The fair values of our senior notes and senior debentures were estimated by obtaining quoted market prices. The fair values of all other debt were estimated using discounted cash flow analyses based on market rates available to us for similar debt with the same remaining maturities.

Foreign Currency Contracts

The fair values of our foreign currency forward contracts were estimated using current market prices for similar instruments. Our exposure to market risk for fluctuations in foreign currency exchange rates relates to six ship construction contracts and forecasted transactions. We use foreign currency forward contracts to mitigate the impact of fluctuations in foreign currency exchange rates. As of December 31, 2006, we had foreign currency forward contracts in a notional amount of $3.8 billion maturing through 2009. As of December 31, 2006, the fair value of our foreign currency forward contracts related to the six ship construction contracts, which are designated as fair value hedges, was a net unrealized gain of approximately $106.3 million. At December 31, 2005, the fair value of our foreign currency forward contracts related to three ship construction contracts, designated as fair value hedges, was a net unrealized loss of approximately $103.4 million. The fair value of our foreign currency forward contracts related to the other ship construction contract at December 31, 2005, which was designated as a cash flow hedge, was an unrealized loss, of approximately $7.8 million. At December 31, 2006, approximately 11% of the aggregate cost of the ships was exposed to fluctuations in the euro exchange rate.

Hedge of Net Investment in a Foreign Operation

In conjunction with our acquisition of Pullmantur, we obtained a bridge loan with a notional amount of €750.0 million, or approximately $960.5 million, of which we drew €701.0 million, or approximately $925.1 million, to finance the acquisition. We have designated a portion of this bridge loan, approximately €478.8 million, or approximately $631.8 million, which is a nonderivative, as a hedge of our net investment in Pullmantur and, accordingly, have included approximately $18.7 million of foreign-currency transaction losses in the cumulative translation adjustment component of accumulated other comprehensive loss at December 31, 2006.

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

Market risk associated with our long-term fixed rate debt is the potential increase in fair value resulting from a decrease in interest rates. As of December 31, 2006, we had interest rate swap agreements, designated as fair value hedges, which exchanged fixed interest rates for floating interest rates in a notional amount of $175.0 million, maturing in 2010 through 2013.

Market risk associated with our long-term floating rate debt is the potential increase in interest expense from an increase in interest rates. As of December 31, 2006, we had an interest rate swap agreement, designated as a cash flow hedge, which, exchanges floating rate term debt for a fixed interest rate of 4.40% in a notional amount of $25.0 million, maturing in 2008.

Market risk associated with our operating lease for Brilliance of the Seas is the potential increase in rent expense from an increase in sterling LIBOR rates. As of January 2007, we have effectively changed 50% of the operating lease obligation from a floating rate to a fixed rate obligation with a weighted-average rate of 4.76% through rate fixings with the lessor, maturing in 2012.

Fuel Swap Agreements

The fair values of our fuel swap agreements were estimated based on quoted market prices for similar or identical financial instruments to those we hold. Our exposure to market risk for changes in fuel prices relates to the forecasted consumption of fuel on our ships. Historically, we have used fuel swap agreements to mitigate the impact of fluctuations in fuel prices. As of December 31, 2006 and 2005, we had fuel swap agreements, designated as cash flow hedges, to pay fixed prices for fuel with an aggregate notional amount of $205.3 million, maturing through 2008, and $92.4 million, maturing through 2007, respectively.

Note 12. Commitments and Contingencies

Capital Expenditures

As of December 31, 2006, we had two Freedom-class ships, and one unnamed class ship designated for Royal Caribbean International and three Solstice-class ships, on order for an additional capacity of approximately 21,150 berths. The aggregate cost of the ships is approximately $5.3 billion, of which we have deposited $438.4 million as of December 31, 2006. (See Note 11. Financial Instruments.)

As of December 31, 2006, we anticipated overall capital expenditures, including the six ships on order, will be approximately $1.3 billion for 2007, $1.8 billion for 2008, $2.0 billion for 2009, and $1.0 billion for 2010.

Litigation

In April 2005, a purported class action lawsuit was filed in the United States District Court of the Southern District of Florida alleging that Celebrity Cruises improperly requires its cabin stewards to share guest gratuities with assistant cabin stewards. The suit sought payment of damages, including penalty wages under the U.S. Seaman’s Wage Act. In March 2006 the Southern District of Florida dismissed the suit and held that the case should be arbitrated pursuant to the arbitration provision in Celebrity’s collective bargaining agreement. In April 2006, the plaintiff appealed the order to the U.S. 11th Circuit Court of Appeals. We are not able at this time to estimate the impact of this proceeding on us. However, we believe that we have meritorious defenses and we intend to vigorously defend against this action.

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

In January 2006, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York alleging that we infringed rights in copyrighted works and other intellectual property by presenting performances on our cruise ships without securing the necessary licenses. The suit seeks payment of damages, disgorgement of profits and a permanent injunction against future infringement. In April 2006, we filed a motion to sever and transfer the case to the United States District Court for the Southern District of Florida. The motion is pending. We are not able at this time to estimate the impact of this proceeding on us.

In June 2006, a federal court jury in New York awarded Celebrity Cruises approximately $193.0 million, exclusive of pre-judgment interest and attorneys fees, in a lawsuit against Essef Corp. for damages stemming from a 1994 outbreak of Legionnaires’ disease on one of Celebrity’s ships. The verdict is subject to appeal and, due to the ongoing nature of the proceedings, the ultimate financial benefit to Celebrity is undetermined at this time. Any gain from this verdict will only be recognized when the outcome is known with certainty.

In July 2006, a purported class action lawsuit was filed in the United States District Court for the Central District of California alleging that we failed to timely pay crew wages and failed to pay proper crew overtime. The suit seeks payment of damages, including penalty wages under the U.S. Seaman’s Wage Act and equitable relief damages under the California Unfair Competition Law. In December 2006, the District Court granted our motion to dismiss the claim and held that it should be arbitrated pursuant to the arbitration provision in Royal Caribbean’s collective bargaining agreement. In January 2007, the plaintiffs appealed the order to the United States Ninth Circuit Court of Appeals. We are not able at this time to estimate the impact of this proceeding on us. However, we believe that we have meritorious defenses and we intend to vigorously defend against this action.

We are routinely involved in other claims typical within the cruise vacation industry. The majority of these claims is covered by insurance. We believe the outcome of such claims, net of expected insurance recoveries, will not have a material adverse effect upon our financial condition, results of operations or liquidity.

Operating Leases

On July 5, 2002, we added Brilliance of the Seas to Royal Caribbean International’s fleet. In connection with this addition, we novated our original ship building contract and entered into an operating lease denominated in British pound sterling. In connection with the novation of the contract, we received $77.7 million for reimbursement of shipyard deposits previously made. The lease payments vary based on sterling LIBOR. The lease has a contractual life of 25 years; however, the lessor has the right to cancel the lease at years 10 and 18. Accordingly, the lease term for accounting purposes is 10 years. In the event of early termination at year 10, we have the option to cause the sale of the vessel at its fair value and use the proceeds toward the applicable termination obligation plus any unpaid amounts due under the contractual term of the lease. Alternatively, we can make a termination payment of approximately £126.0 million, or approximately $246.8 million based on the exchange rate at December 31, 2006, and relinquish our right to cause the sale of the vessel. This is analogous to a guaranteed residual value. This termination amount, which is our maximum exposure, has been included in the table below for noncancelable operating leases. Under current circumstances we do not believe early termination of this lease is probable.

In addition, we are obligated under other noncancelable operating leases primarily for offices, warehouses and motor vehicles. As of December 31, 2006, future minimum lease payments under noncancelable operating leases were as follows (in thousands):

Year
2007	$ 58,728
2008	56,652
2009	50,462
2010	49,932
2011	47,504
Thereafter(1)	307,524

$ 570,802

(1)

Under the Brilliance of the Seas lease agreement, we may be required to make a termination payment of approximately £126.0 million, or approximately $246.8 million based on the exchange rate at December 31, 2006, if the lease is canceled in 2012. This is analogous to a guaranteed residual value.

Total expense for all operating leases amounted to $57.0 million, $57.9 million and $54.5 million for the years 2006, 2005 and 2004, respectively.

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

At December 31, 2006, we have future commitments to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts as follows (in thousands):

Year
2007	$ 138,511
2008	87,353
2009	42,846
2010	30,795
2011	25,582
Thereafter	103,242
$ 428,329

Note 13. Related Parties

A. Wilhelmsen AS. and Cruise Associates collectively own approximately 35.9% of our common stock and are parties to a shareholders’ agreement which provides that our board of directors will consist of four nominees of A. Wilhelmsen AS., four nominees of Cruise Associates and our Chief Executive Officer. They have the power to determine, among other things, our policies and the policies of our subsidiaries and actions requiring shareholder approval.

Note 14. Subsequent Events

In January 2007, we issued € 1.0 billion, or approximately $1.3 billion, of 5.63% senior unsecured notes due 2014 at a price of 99.638% of par. The net proceeds from the offering were used to retire the €701.0 million, or approximately $925.1 million, drawn on the €750.0 million, or approximately $960.5 million, unsecured bridge loan facility obtained to finance our acquisition of Pullmantur. The remainder of the net proceeds, approximately €289.0 million, or approximately $374.8 million, were used to repay a portion of the outstanding balance on our unsecured revolving credit facility.

In February 2007, we entered into interest rate swap agreements that effectively change €1.0 billion of fixed rate debt with a weighted-average fixed rate of 5.63% to EURIBOR-based floating rate debt. We also entered into cross currency swap agreements that effectively change €300.0 million of floating EURIBOR-based debt to $389.1 million of floating LIBOR-based debt.

Note 15. Quarterly Selected Financial Data (Unaudited)

(In thousands, except per share data)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter

	2006	2005	2006	2005	2006	2005	2006		2005

	(in thousands, except per share data)
Total revenues	$1,146,536	$1,168,077	$1,292,984	$1,203,242	$1,636,851	$1,502,215	$1,153,215		$1,029,640

Operating income [1]	$141,051	$201,178	$184,244	$214,135	$419,609	$400,456	$113,542		$55,796

Income (loss) before cumulative effect of a change in accounting principle	$119,499	$137,118	$122,427	$155,240	$345,372	$374,711	$46,624		$(3,604)
Cumulative effect of a change in accounting principle [1]	-	52,491	-	-	-	-	-		-

Net income (loss)	$119,499	$189,609	$122,427	$155,240	$345,372	$374,711	$46,624		$(3,604)

Basic earnings (loss) per share:
Income (loss) before cumulative effect of a change in accounting principle	$0.57	$0.68	$0.58	$0.76	$1.66	$1.79	$0.22		$(0.02)
Cumulative effect of a change in accounting principle [1]	-	0.26	-	-	-	-		-	-

Net income (loss)	$0.57	$0.94	$0.58	$0.76	$1.66	$1.79	$0.22		$(0.02)

Diluted earnings (loss) per share:
Income (loss) before cumulative effect of a change in accounting principle	$0.55	$0.64	$0.57	$0.72	$1.63	$1.64	$0.22		$(0.02)
Cumulative effect of a change in accounting principle [1]	-	0.22	-	-	-	-	-		-

Net income (loss)	$0.55	$0.86	$0.57	$0.72	$1.63	$1.64	$0.22		$(0.02)

Dividends declared per share:	$0.15	$0.13	$0.15	$0.13	$0.15	$0.15	$0.15		$0.15

1 In the third quarter of 2005, we changed our method of accounting for drydocking costs. (See Note 2. Summary of Significant Accounting Policies)