Form 10-Q
period 2007-03-31
ROYAL CARIBBEAN CRUISES LTD
filed 2007-05-01
CIK 884887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

There were 212,460,419 shares of common stock outstanding as of April 24, 2007.

ROYAL CARIBBEAN CRUISES LTD.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	21

PART II. OTHER INFORMATION

Item 5. Other Information	22

Item 6. Exhibits	22

SIGNATURES	23

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Quarter Ended
	March 31,

	2007	2006

Passenger ticket revenues	$870,416	$842,263
Onboard and other revenues	352,710	304,273

Total revenues	1,223,126	1,146,536

Cruise operating expenses
Commissions, transportation and other	219,685	202,265
Onboard and other	66,403	59,852
Payroll and related	137,280	117,334
Food	73,185	65,700
Fuel	117,334	112,743
Other operating	227,454	172,240

Total cruise operating expenses	841,341	730,134
Marketing, selling and administrative expenses	186,184	173,192
Depreciation and amortization expenses	115,958	102,159

Operating Income	79,643	141,051

Other income (expense)
Interest income	4,500	1,576
Interest expense, net of interest capitalized	(80,480)	(57,663)
Other income	5,162	34,535

	(70,818)	(21,552)

Net Income	$ 8,825	$ 119,499

Earnings Per Share:
Basic	$0.04	$0.57

Diluted	$0.04	$0.55

Weighted-Average Shares Outstanding:
Basic	212,322	211,372

Diluted	214,005	230,695

The accompanying notes are an integral part of these financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of

	March 31,	December 31,
	2007	2006

	(unaudited)
Assets
Current assets
Cash and cash equivalents	$ 199,616	$ 104,520
Trade and other receivables, net	207,020	185,886
Inventories	80,781	76,969
Prepaid expenses and other assets	206,951	134,529

Total current assets	694,368	501,904
Property and equipment — at cost less accumulated depreciation and amortization	11,468,214	11,429,106
Goodwill	732,099	721,514
Other assets	799,391	740,564

	$13,694,072	$13,393,088

Liabilities and Shareholders’ Equity
Current liabilities Current portion of long-term debt	$ 523,142	$ 373,422
Accounts payable	194,271	193,794
Accrued expenses and other liabilities	443,717	408,209
Customer deposits	1,178,095	896,943

Total current liabilities	2,339,225	1,872,368
Long-term debt	4,845,962	5,040,322
Other long-term liabilities	412,818	388,823
Commitments and contingencies (Note 7)
Shareholders’ equity
Common stock ($.01 par value; 500,000,000 shares authorized; 222,741,581 and 222,489,872 shares issued)	2,227	2,225
Paid-in capital	2,911,274	2,904,041
Retained earnings	3,616,186	3,639,211
Accumulated other comprehensive loss	(10,380)	(30,802)
Treasury stock (10,996,013 and 10,985,927 common shares at cost)	(423,240)	(423,100)

Total shareholders’ equity	6,096,067	6,091,575

	$13,694,072	$13,393,088

The accompanying notes are an integral part of these financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Quarter Ended
	March 31,

	2007	2006

Operating Activities
Net income	$ 8,825	$ 119,499
Adjustments:
Depreciation and amortization	115,958	102,159
Accretion of original issue discount on debt	414	8,267
Changes in operating assets and liabilities:
(Increase) decrease in trade and other receivables, net	(20,499)	12,995
Increase in inventories	(3,682)	(1,224)
Increase in prepaid expenses and other assets	(64,816)	(40,149)
Increase (decrease) in accounts payable	279	(9,818)
Increase (decrease) in accrued expenses and other liabilities	40,832	(14,896)
Increase in customer deposits	280,038	165,436
Other, net	2,521	1,619

Net cash provided by operating activities	359,870	343,888

Investing Activities
Purchases of property and equipment	(152,173)	(135,898)
Purchases of notes from First Choice Holidays PLC	-	(100,000)
Other, net	(7,359)	(1,355)

Net cash used in investing activities	(159,532)	(237,253)

Financing Activities
Net proceeds from issuance of debt	1,308,519	125,000
Debt issuance costs	(8,754)	-
Repayments of debt	(1,374,088)	(80,581)
Dividends	(34,390)	(31,753)
Proceeds from exercise of common stock options	3,107	16,739
Other, net	177	10,552

Net cash (used in) provided by financing activities	(105,429)	39,957

Effect of exchange rate changes on cash	187	-

Net increase in cash and cash equivalents	95,096	146,592
Cash and cash equivalents at beginning of period	104,520	125,385

Cash and cash equivalents at end of period	$ 199,616	$ 271,977

Supplemental Disclosure
Cash paid during the period for:
Interest, net of amount capitalized	$ 43,622	$ 50,236

The accompanying notes are an integral part of these financial statements.

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As used in this document, the terms “Royal Caribbean,” the “Company,” “we,” “our” and “us” refer to Royal Caribbean Cruises Ltd., the term “Celebrity” refers to Celebrity Cruise Lines Inc., the term "Pullmantur” refers to Pullmantur S.A. and the terms “Royal Caribbean International,” “Celebrity Cruises” and “Pullmantur Cruises” refer to our three cruise brands. In accordance with cruise vacation industry practice, the term “berths” is determined based on double occupancy per cabin even though many cabins can accommodate three or more passengers.

Note 1. Basis for Preparation of Consolidated Financial Statements

We believe the accompanying unaudited consolidated financial statements contain all normal recurring accruals necessary for a fair presentation. Our revenues are seasonal and results for interim periods are not necessarily indicative of results for the entire year.

The interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006.

Note 2. Stock-Based Employee Compensation

Total compensation expense recognized for employee stock-based compensation for each of the quarters ended March 31, 2007 and 2006, was $4.7 million. Of the total $4.7 million of compensation expense in 2007 and 2006, $3.8 million and $3.5 million, respectively, has been included within marketing, selling and administrative expenses and $0.9 million and $1.2 million, respectively, has been included within payroll and related expenses. During the three months ended March 31, 2007, the Company granted 702,741 stock options and 259,831 restricted stock units, compared to 890,971 stock options and 175,306 restricted stock units granted during the quarter ended March 31, 2006.

Note 3. Business Combination

On November 14, 2006, we completed our acquisition of Pullmantur S.A. (“Pullmantur”), a Madrid-based cruise and tour operator. We purchased all of the capital stock of Pullmantur for approximately €436.3 million, or approximately $558.9 million. For reporting purposes, we have included Pullmantur’s results of operations on a two-month lag in the first quarter of 2007.

The acquisition was accounted for as a business purchase combination using the purchase method of accounting under the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). The purchase price for the Pullmantur acquisition was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date, with the excess allocated to goodwill.

The purchase price allocation resulted in approximately €336.2 million or $430.7 million of goodwill and €189.4 million or $242.6 million of acquired intangible assets. Approximately €168.6 million or $216.0 million of the acquired intangible assets was assigned to the value associated with the awareness and reputation of the Pullmantur brand among its customers and is considered an indefinite life intangible asset. Amortizable intangible assets identified of approximately €20.8 million or $26.6 million have a weighted-average useful life of approximately 4.8 years.

We have not finalized the allocation of the purchase price to the net assets acquired in this acquisition. The amounts allocated to intangible assets, estimated useful lives and amortization methodologies are preliminary and are subject to the completion of an appraisal by management, with the assistance of appraisers engaged by management.

Note 4. Earnings Per Share

A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	First Quarter Ended
	March 31,

	2007	2006

Net income	$8,825	$119,499
Interest on dilutive convertible notes	-	8,136

Net income for diluted earnings per share	$8,825	$127,635

Weighted-average common shares outstanding	212,322	211,372
Dilutive effect of stock options and restricted stock awards	1,683	2,122
Dilutive effect of convertible notes	-	17,201

Diluted weighted-average shares outstanding	214,005	230,695

Basic earnings per share	$ 0.04	$ 0.57
Diluted earnings per share	$ 0.04	$ 0.55

Diluted earnings per share did not include options to purchase 3.0 million shares for the quarter ending March 31, 2007 and 2.6 million shares for the quarter ending March 31, 2006 because the effect of including them would have been antidilutive.

Note 5. Long-Term Debt

In January 2007, we issued €1.0 billion, or approximately $1.3 billion, of 5.625% senior unsecured notes due 2014 at a price of 99.638% of par. The net proceeds from the offering were used to retire the €701.0 million, or approximately $906.5 million, outstanding balance on our unsecured bridge loan facility obtained to finance our acquisition of Pullmantur. The remainder of the net proceeds, approximately €289.0 million, or approximately $374.8 million, was used to repay a portion of the outstanding balance on our unsecured revolving credit facility.

In February 2007, we entered into interest rate swap agreements that effectively change €1.0 billion of fixed rate debt with a weighted-average fixed rate of 5.625% to EURIBOR-based floating rate debt. We also entered into cross currency swap agreements that effectively changes €300.0 million of floating EURIBOR-based debt to $389.1 million floating LIBOR-based debt.

In March 2007, we entered into a $589.0 million unsecured term loan due through 2014 at a rate of 4.215%. The contractual interest rate under this loan agreement varies with our debt rating. In April 2007, we drew in full the $589.0 million available under this unsecured term loan. The proceeds were used towards the purchase of Liberty of the Seas, which was delivered in April 2007.

Note 6. Shareholders' Equity

We declared cash dividends on our common stock of $0.15 per share during the first quarters of 2007 and 2006.

Note 7. Commitments and Contingencies

Capital Expenditures. As of March 31, 2007, the expected delivery dates and planned berths of our ships on order are as follows:

Ship	Expected Delivery Date	Approximate Berths
Royal Caribbean International:
Freedom-class:
Liberty of the Seas	2nd Quarter 2007	3,600
Independence of the Seas	2nd Quarter 2008	3,600
New Class (unnamed)
Unnamed	3rd Quarter 2009	5,400
Celebrity Cruises:
Solstice-class:
Celebrity Solstice	4th Quarter 2008	2,850
Celebrity Equinox	3rd Quarter 2009	2,850
Celebrity Eclipse	2nd Quarter 2010	2,850

The aggregate cost of these ships is approximately $5.4 billion, of which we have deposited $473.4 million as of March 31, 2007. Approximately 0.7% of the aggregate cost was exposed to fluctuations in the euro exchange rate at March 31, 2007.

In March 2007, we exercised our option to purchase a second ship of an unnamed new class for Royal Caribbean International, for an additional capacity of approximately 5,400 berths. The contract, which is subject to the satisfaction of a certain singular condition, provides for the ship to be delivered in the third quarter of 2010. Including this additional ship, we anticipate overall capital expenditures as of March 31, 2007 to be approximately $1.2 billion for 2007, $1.8 billion for 2008, $2.0 billion for 2009, $2.1 billion for 2010 and $300.0 million for 2011.

Litigation. In April 2005, a purported class action lawsuit was filed in the United States District Court of the Southern District of Florida alleging that Celebrity Cruises improperly requires its cabin stewards to share guest gratuities with assistant cabin stewards. The suit sought payment of damages, including penalty wages under the U.S. Seaman’s Wage Act. In March 2006, the Southern District of Florida dismissed the suit and held that the case should be arbitrated pursuant to the arbitration provision in Celebrity’s collective bargaining agreement. In April 2006, the plaintiff appealed the order to the United States Eleventh Circuit Court of Appeals. We are not able at this time to estimate the impact of this proceeding on us. However, we believe that we have meritorious defenses and we intend to vigorously defend against this action.

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

In June 2006, a federal court jury in New York awarded Celebrity Cruises approximately $193.0 million, exclusive of pre-judgement interest and attorneys fees, in a lawsuit against Essef Corp. for damages stemming from a 1994 outbreak of Legionnaires' disease on one of Celebrity's ships. Essef Corp. subsequently filed motions with the trial court challenging the verdict. In January 2007, the trial court partially ruled in favor of Essef by rejecting that portion of the jury's award attributed to Celebrity's claim for loss of Celebrity's enterprise value and ordered a new trial to redetermine the amount of lost profits sustained by Celebrity. A new trial has been scheduled for June 2007. Due to the ongoing nature of the proceedings, the ultimate financial benefit to Celebrity is undetermined at this time.

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

Note 8. Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments and changes in the fair value of derivative instruments that qualify as cash flow hedges. The cumulative changes in fair value of the derivatives are deferred and recorded as a component of accumulated other comprehensive income until the hedged transactions are realized and recognized in earnings. Comprehensive income was as follows (in thousands):

	Quarter Ended
	March 31,

	2007	2006

Net income	$ 8,825	$ 119,499
Changes related to cash flow derivative hedges	20,567	22,342
Currency translation adjustment	(145)	-

Total comprehensive income	$ 29,247	$ 141,841

Note 9. Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return. This Interpretation became effective for the Company on January 1, 2007. The adoption of FIN 48 will not have a material impact on our 2007 consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a formal framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective the first fiscal year beginning after November 15, 2007. We are currently evaluating the impact, if any, the adoption of this statement will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Under SFAS No. 159 entities will have the option to measure certain financial instruments and other items at fair value that are not currently required to be measured at fair value. This statement expands the use of fair value measurement and applies to entities that elect the fair value option at a specified election date. SFAS 159 is effective the first fiscal year beginning after

November 15, 2007. We are currently evaluating the impact, if any, the adoption of this statement will have on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements under this caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this document constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Words such as “expect,” “anticipate,” “goal,” “project,” “plan,” “believe,” “seek” and similar expressions are intended to identify these forward-looking statements. Forward-looking statements do not guarantee future performance and may involve risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to the following:

• general economic and business conditions;

• vacation industry competition and changes in industry capacity and overcapacity;

• the impact of tax laws and regulations affecting our business or our principal shareholders;

• the impact of changes in other laws and regulations affecting our business;

• the impact of pending or threatened litigation;

• the delivery of scheduled new ships;

• emergency ship repairs;

• negative incidents involving cruise ships including those involving the health and safety of passengers;

• reduced consumer demand for cruises as a result of any number of reasons, including geo-political and economic uncertainties and the unavailability of air service;

• fears of terrorist attacks, armed conflict and the resulting concerns over safety and security aspects of traveling;

• the impact of the spread of contagious diseases;

• the availability under our unsecured revolving credit facility, cash flows from operations and our ability to obtain new borrowings and raise new capital on terms that are favorable or consistent with our expectations to fund operations, debt payment requirements, capital expenditures and other commitments;

• changes in our stock price or principal shareholders;

• the impact of changes in operating and financing costs, including changes in foreign currency, interest rates, fuel, food, payroll, insurance and security costs; and

• weather.

The above examples are not exhaustive and new risks emerge from time to time. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

This report should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2006.

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

Net Debt-to-Capital is a ratio which represents total long-term debt, including current portion of long-term debt, less cash and cash equivalents (“Net Debt”) divided by the sum of Net Debt and shareholders' equity. We believe Net Debt and Net Debt-to-Capital, along with total long-term debt and shareholders' equity are useful measures of our capital structure. A reconciliation of historical Debt-to-Capital to Net Debt-to-Capital is provided below under Summary of Historical Results of Operations.

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

Passenger Cruise Days represent the number of passengers carried for the period multiplied by the number of days of their respective cruises.

Overview

Our revenues consist of the following:

•	Passenger ticket revenues consist of revenue recognized from the sale of passenger tickets and the sale of air transportation to our ships.

•

Onboard and other revenues consist primarily of revenues from the sale of goods and/or services onboard our ships not included in passenger ticket prices, cancellation fees, sales of vacation protection insurance, pre and post cruise tours, hotel and air packages. Also included are revenues we receive from independent third party concessionaires that pay us a percentage of their revenues in exchange for the right to provide selected goods and/or services onboard our ships.

Our cruise operating expenses consist of the following:

•

Commissions, transportation and other expenses consist of those costs directly associated with passenger ticket revenues, including travel agent commissions, air and other transportation expenses, port costs that vary with passenger head counts and related credit card fees.

•

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

•	Payroll and related expenses consist of costs for shipboard personnel.

•	Food expenses include food costs for both passengers and crew.

•	Fuel expenses include fuel costs, net of the financial impact of fuel swap agreements and fuel delivery costs.

•

Other operating expenses consist of operating costs such as repairs and maintenance, port costs that do not vary with passenger head counts, Pullmantur’s land-based tours, insurance, entertainment and all other operating costs.

We do not allocate payroll and related costs, food costs, fuel costs or other operating costs to the expense categories attributable to passenger ticket revenues or onboard and other revenues since they are incurred to provide the total cruise vacation experience.

Summary of Historical Results of Operations

We experienced a challenging demand environment for our Caribbean itineraries during the first quarter of 2007 when compared to the same period in 2006. We believe the demand was impacted by general economic conditions affecting the discretionary spending of our customers. This resulted in a decrease in Net Yields of 3.4% and a decrease of 4.2% on a comparable basis (i.e., excluding Pullmantur) for the first quarter of 2007 compared to the same period in 2006. The decrease in Net Yields, however, was offset by an increase in our capacity resulting in an increase in total revenues for the first quarter 2007 as compared to the same period in 2006. The first quarter of 2006 includes a net gain of $36.0 million, or $0.16 per share, related to the partial settlement of a lawsuit. Our net income for the first quarter of 2007 was $8.8 million or $0.04 per share on a diluted basis compared to $119.5 million or $0.55 per share for the first quarter of 2006.

Highlights for the first quarter include:

•

Total revenues increased by approximately 6.7% to $1.2 billion from total revenues of $1.1 billion for the same period in 2006 primarily due to a 9.7% increase in capacity partially offset by a 2.7% decrease in Gross Yields.

•	Net Cruise Costs per APCD increased 5.4% compared to the same period in 2006 primarily as a result of the addition of Pullmantur’s tour business and an increase in payroll and related expenses.

•	Net Debt-to-Capital increased to 45.9% compared to 40.7% for the same period in 2006. Similarly, our Debt-to-Capital ratio increased to 46.8% compared to 42.4% for the same period in 2006.

•

We issued €1.0 billion, or approximately $1.3 billion, of 5.625% senior unsecured notes due 2014 at a price of 99.638% of par. The net proceeds from the offering were used to retire the €701.0 million, or approximately $906.5 million, outstanding balance on our unsecured bridge loan facility obtained to finance our acquisition of Pullmantur. The remainder of the net proceeds, approximately €289.0 million, or approximately $374.8 million, was used to repay a portion of the outstanding balance on our unsecured revolving credit facility.

•

We entered into interest rate swap agreements that effectively change €1.0 billion of fixed rate debt with a weighted-average fixed rate of 5.625% to EURIBOR-based floating rate debt. We also entered into cross currency swap agreements that effectively changes €300.0 million of floating EURIBOR-based debt to $389.1 million floating LIBOR-based debt.

•

Majesty of the Seas underwent a revitalization which included the addition of new dining and entertainment options, the upgrade of guest suites and staterooms and the expansion of the day spa and fitness center.

•	We announced the redeployment of Empress of the Seas to Pullmantur. The redeployment is scheduled for 2008.

•

We entered into a $589.0 million unsecured term loan due through 2014 at a rate of 4.215%. The proceeds from this unsecured loan were used towards the purchase of Liberty of the Seas, which was delivered in April 2007.

Our revenues are seasonal based on the demand for cruises. Demand is strongest for cruises during the summer months and holidays.

The following table presents historical operating data as a percentage of total revenues:

	Quarter Ended
	March 31,

	2007	2006

Passenger ticket revenues	71.2	73.5
Onboard and other revenues	28.8	26.5

Total revenues	100.0%	100.0%

Cruise operating expenses
Commissions, transportation and other	18.0	17.7
Onboard and other	5.4	5.2
Payroll and related	11.2	10.2
Food	6.0	5.7
Fuel	9.6	9.8
Other operating	18.6	15.1

Total cruise operating expenses	68.8	63.7
Marketing, selling and administrative expenses	15.2	15.1
Depreciation and amortization expenses	9.5	8.9

Operating income	6.5	12.3
Other income (expense)	(5.8)	(1.9)

Net income	0.7%	10.4%

Unaudited selected historical statistical information is shown in the following table:

	First Quarter Ended
	March 31,

	2007	2006

Passengers Carried	918,865	875,051
Passenger Cruise Days	6,029,987	5,574,349
APCD	5,816,046	5,303,570
Occupancy	103.7%	105.1%

Gross Yields and Net Yields were calculated as follows (in thousands, except APCD and Yields):

	Quarter Ended
	March 31,

	2007	2006

Passenger ticket revenues	$ 870,416	$ 842,263
Onboard and other revenues	352,710	304,273

Total revenues	1,223,126	1,146,536

Less:
Commissions, transportation and other	219,685	202,265
Onboard and other	66,403	59,852

Net revenues	$ 937,038	$ 884,419

APCD	5,816,046	5,303,570
Gross Yields	$ 210.30	$ 216.18
Net Yields	$ 161.11	$ 166.76

Gross Cruise Costs and Net Cruise Costs were calculated as follows (in thousands, except APCD and costs per APCD):

	Quarter Ended
	March 31,

	2007	2006

Total cruise operating expenses	$ 841,341	$ 730,134
Marketing, selling and administrative expenses	186,184	173,192

Gross Cruise Costs	1,027,525	903,326

Less:
Commissions, transportation and other	219,685	202,265
Onboard and other	66,403	59,852

Net Cruise Costs	$ 741,437	$ 641,209

APCD	5,816,046	5,303,570
Gross Cruise Costs per APCD	$ 176.67	$ 170.32
Net Cruise Costs per APCD	$ 127.48	$ 120.90

Net Debt-to-Capital was calculated as follows (in thousands):

	Quarter Ended
	March 31,

	2007	2006

Long-term debt, net of current portion	$ 4,845,962	$ 3,592,772
Current portion of long-term debt	523,142	595,653

Total debt	5,369,104	4,188,425
Less: Cash and cash equivalents	199,616	271,977

Net Debt	$ 5,169,488	$ 3,916,448

Total shareholders’ equity	$ 6,096,067	$ 5,694,709
Debt	5,369,104	4,188,425

Debt and shareholder’s equity	11,465,171	9,883,134

Debt-to-Capital	46.8%	42.4%
Net Debt	5,169,488	3,916,448

Net Debt and shareholder’s equity	$ 11,265,555	$ 9,611,157

Net Debt-to-Capital	45.9%	40.7%

Outlook

Full Year 2007

We anticipate the following estimates for the full year 2007. For purposes of comparison to full year 2006, “comparable” estimates exclude Pullmantur.

We expect Net Yields will increase in a range around 2% compared to 2006, and on a comparable basis to be flat.

We expect Net Cruise Costs per APCD to increase in a range around 3% compared to 2006, and on a comparable basis to decrease in a range around 2%.

We expect Net Cruise Costs per APCD, excluding fuel, to increase in a range around 5% compared to 2006, and on a comparable basis to be flat.

Our current “at-the-pump” price is $412 per metric ton. This is higher than the February 5, 2007 figure, and represents a negative impact of $0.05 per share versus our previous guidance. We are currently 50% hedged for 2007 and estimate that a 10% change in the market price of fuel would result in an $18.0 million change in fuel costs, after taking into account existing hedges.

We expect a 12.2% increase in capacity, driven by the acquisition of Pullmantur, the April delivery of Liberty of the Seas, and a full year of Freedom of the Seas. On a comparable basis, we expect a 5.0% increase.

Depreciation and amortization is expected to be in the range of $490.0 million to $510.0 million, and interest expense is expected to be in the range of $325.0 million to $345.0 million.

Based on the expectations contained in this Outlook section, and assuming that fuel prices remain at the level mentioned herein, we expect full year 2007 earnings per share to be in the range of $3.05 to $3.20.

Second Quarter 2007

We anticipate the following estimates for the second quarter of 2007. For purposes of comparison to the second quarter of 2006, “comparable” estimates exclude Pullmantur.

We expect Net Yields to be flat compared to 2006 and on a comparable basis to decrease in a range around 1%.

We expect Net Cruise Costs per APCD to be flat compared to 2006, and on a comparable basis to decrease in a range around 3%.

We expect Net Cruise Costs per APCD, excluding fuel, to increase in a range around 3%, and on a comparable basis to decrease in a range around 1%.

Our current “at-the-pump” price is $412 per metric ton. For the second quarter our fuel expense is 56% hedged. We estimate that a 10% change in the market price of fuel would result in a $5.0 million impact on our second quarter results.

We expect a 12.6% increase in capacity, driven by Pullmantur, and the April delivery of Liberty of the Seas. On a comparable basis we expect an increase in a range around 6.3%.

Depreciation and amortization is expected to be in the range of $120.0 million to $125.0 million and interest expense is expected to be in the range of $83.0 million to $88.0 million.

Based on the expectations contained in this Outlook section, and assuming that fuel prices remain at the level mentioned herein, we expect second quarter 2007 earnings per share to be in the range of $0.59 to $0.63.

Quarter Ended March 31, 2007 Compared to Quarter Ended March 31, 2006

Revenues

Net revenues increased 5.9% in 2007 compared to the same period in 2006 primarily due to a 9.7% increase in capacity partially offset by a 3.4% decrease in Net Yields. The increase in capacity was primarily attributed to the addition of Freedom of the Seas in the second quarter of 2006 and the additional capacity obtained as a result of the acquisition of Pullmantur. The decrease in Net Yields was primarily attributed to a decrease in ticket prices on a per passenger basis partially offset by the addition of Pullmantur’s tour business. Occupancy in the first quarter of 2007 was 103.7% compared to 105.1% for the same period in 2006. The decreases in ticket prices and occupancy were primarily attributed to lower demand and general economic conditions affecting the discretionary spending of our customers. Gross Yields decreased 2.7% in the first quarter of 2007 compared to 2006 primarily due to the same reasons discussed above for Net Yields.

Concession revenues, included within onboard and other revenues, remained consistent in 2007 when compared to the same period in 2006.

Expenses

Net Cruise Costs increased 15.6% in 2007 compared to the same period in 2006 due to a 9.7% increase in capacity and a 5.4% increase in Net Cruise Costs per APCD. Approximately 4.7 percentage points of the increase in Net Cruise Costs per APCD were primarily attributed to the addition of Pullmantur’s tour business included within other operating expenses. The remaining percentage points of the increase in Net Cruise Costs per APCD were primarily attributed to increases in payroll and related expenses. Payroll and related expenses increased due to increases in payroll costs associated with our crew personnel including the costs associated with the addition of Pullmantur. Gross Cruise Costs increased 13.7% in 2007 compared to the same period in 2006, which was a lower percentage increase than Net Cruise Costs primarily due to the fact that commissions, transportation and other and onboard and other expenses remained relatively consistent.

Depreciation and amortization expenses increased 13.5% in 2007 compared to the same period in 2006. The increase was primarily due to the addition of Freedom of the Seas in the second quarter of 2006 and the addition of the Pullmantur fleet.

Other Income (Expense)

Gross interest expense increased to $90.6 million in 2007 from $64.7 million for the same period in 2006. The increase was primarily attributable to higher average debt level and, to a lesser extent, higher interest rates. Interest capitalized during 2007 increased to $10.1 million from $7.1 million during the same period in 2006 primarily due to a higher average level of investment in ships under construction.

In January 2006, we partially settled a pending lawsuit against Rolls Royce and Alstom Power Conversion, co-producers of the Mermaid pod-propulsion system on Millennium-class ships, for the recurring Mermaid pod failures. Under the terms of the partial settlement, we received $38.0 million from Alstom and released them from the suit, which remains pending against Rolls Royce, resulting in a net gain of $36.0 million included in the results of the first quarter of 2006.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash flow generated from operations provides us with a significant source of liquidity. Net cash provided by operating activities was $359.9 million for the first quarter of 2007 compared to $343.9 million for the same period in 2006. This increase was primarily a result of an increase in customer deposits of approximately $114.6 million and an increase in accrued expenses and other liabilities of approximately $55.7 million. This increase was partially offset by an increase in trade and other receivables of approximately $33.5 million and an increase in prepaid expenses and other assets of approximately $24.7 million.

Net cash used in investing activities was $159.5 million for the first quarter of 2007 compared to $237.3 million for the same period in 2006. The decrease was primarily due to the purchase of $100.0 million of notes from First Choice Holidays PLC in the first quarter of 2006 that did not recur in the first quarter of 2007, partially offset by an increase in capital expenditures. Our capital expenditures increased to approximately $152.2 million in the first quarter of 2007 from $135.9 million for the same period in 2006, primarily due to ships under construction and the revitalization of Majesty of the Seas.

Net cash used in financing activities was $105.4 million in the first quarter of 2007 compared to net cash provided by financing activities of $40.0 million for the same period in 2006. The change was primarily due to repayments of debt of approximately $1.4 billion partially offset by net proceeds from debt issuances of approximately $1.3 billion. During the first quarter of 2007, we received net proceeds of approximately €990.9 million, or approximately $1.3 billion, from a bond offering consisting of approximately €1.0 billion, or approximately $1.3 billion, of 5.625% senior unsecured notes due 2014. In addition, we drew $20.0 million on our revolving credit facility. During the first quarter of 2007, we made debt repayments on various loan facilities and capital leases, including a payment of approximately $906.5 million to retire the €701.0 million, outstanding balance on our unsecured bridge loan facility. In addition, we made approximately $465.0 million in payments towards our $1.0 billion revolving credit facility. During the first quarter of 2007, we also received $3.1 million in connection with the exercise of common stock options and we paid cash dividends on our common stock of $34.4 million. Net Debt-to-Capital increased to 45.9% in the first quarter of 2007 compared to 40.7% for the same period in 2006.

Interest capitalized during the first quarter of 2007 increased to $10.1 million from $7.1 million for the same period in 2006 due to a higher average level of investment in ships under construction.

Future Capital Commitments

As of March 31, 2007, we had on order two Freedom-class ships and one ship of a new class designated for Royal Caribbean International, and three Solstice-class ships designated for Celebrity Cruises, for an aggregate additional capacity of approximately 21,150 berths. The aggregate cost of the six ships on order is approximately $5.4 billion, of which we have deposited approximately $473.4 million as of March 31, 2007. Approximately 0.7% of the aggregate cost of the ships was exposed to fluctuations in the euro exchange rate at March 31, 2007.

In March 2007, we exercised our option to purchase a second ship of an unnamed new class for Royal Caribbean International, for an additional capacity of approximately 5,400 berths. The contract, which is subject to the satisfaction of a certain singular condition, provides for the ship to be delivered in the third quarter of 2010. Including this additional ship, we anticipate overall capital expenditures as of March 31, 2007 to be approximately $1.2 billion for 2007, $1.8 billion for 2008, $2.0 billion for 2009, $2.1 billion for 2010 and $300.0 million for 2011.

Contractual Obligations and Off-Balance Sheet Arrangements

As of March 31, 2007, our contractual obligations were as follows (in thousands):

	Payments due by period

		Less than 1	1-3	3-5	More than 5
	Total	year	years	years	years

Long-term debt obligations(1)	$5,321,658	$521,927	$391,630	$1,230,382	$3,177,719
Capital lease obligations(1)	47,446	1,215	2,935	3,338	39,958
Operating lease obligations(2)(3)	602,916	67,284	125,902	102,767	306,963
Ship purchase obligations(4)(5)	4,256,857	792,218	2,878,493	586,146	-
Other(6)	426,038	126,062	138,957	57,261	103,758

Total	$10,654,915	$1,508,706	$3,537,917	$1,979,894	$3,628,398

(1)	Amounts exclude interest.
(2)	We are obligated under noncancelable operating leases primarily for a ship, offices, warehouses and motor vehicles.
(3)

Under the Brilliance of the Seas lease agreement, we may be required to make a termination payment of approximately £126.0 million, or approximately $250.5 million based on the exchange rate at March 31, 2007, if the lease is canceled in 2012. This amount is included in the More than 5 years column.

(4)	Amounts represent contractual obligations with initial terms in excess of one year.
(5)

Amounts do not include our anticipated capital expenditures related to the purchase of a second ship of an unnamed class for Royal Caribbean International, since we did not have a firm commitment as of March 31, 2007.

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

Funding Sources

As of March 31, 2007, our liquidity was $1.2 billion consisting of approximately $0.2 billion in cash and cash equivalents and $1.0 billion available under our unsecured revolving credit facility. We have contractual obligations of approximately $1.5 billion due during the twelve-month period ending March 31, 2008. We anticipate these contractual obligations could be funded through a combination of cash flows from operations, drawdowns under our available unsecured revolving credit facility, the incurrence of additional indebtedness and the sales of equity or debt securities in private or public securities markets. Although we believe our existing unsecured revolving credit facility, cash flows from operations, our ability to obtain new borrowings and/or raise new capital or a combination of these sources will be sufficient to fund operations, debt payment requirements, capital expenditures and other commitments over the next twelve-month period, there can be no assurances that these sources of cash will be available in accordance with our expectations.

Our financing agreements contain covenants that require us, among other things, to maintain minimum net worth, and fixed charge coverage ratio and limit our net debt-to-capital ratio. We were in compliance with all covenants as of March 31, 2007.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In February 2007, we entered into interest rate swap agreements that effectively change €1.0 billion of fixed rate debt with a weighted-average fixed rate of 5.625% to EURIBOR-based floating rate debt. We also entered into cross currency swap agreements that effectively changes €300.0 million of floating EURIBOR-based debt to $389.1 million floating LIBOR-based debt.

For a further discussion of certain market risks related to our business, see Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our annual report on Form 10-K for the year ended December 31, 2006.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 during the quarter ended March 31, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 5. Other Information

We have entered into an agreement dated May 1, 2007 with Mr. Richard D. Fain, our Chairman and Chief Executive Officer, which governs the terms and conditions of his employment with the Company.   A copy of this agreement is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

10.1

Credit Agreement dated as of March 27, 2007 among Royal Caribbean Cruises Ltd. and various financial institutions and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2007).

10.2	Employment Agreement dated May 1, 2007 between the Company and Richard D. Fain.

31	Certifications required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934.

32	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL CARIBBEAN CRUISES LTD.

(Registrant)

/s/ BRIAN J. RICE
Brian J. Rice
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: May 1, 2007