Form 10-Q
period 2007-06-30
ROYAL CARIBBEAN CRUISES LTD
filed 2007-07-26
CIK 884887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

There were 223,336,858 shares of common stock outstanding as of July 19, 2007.

ROYAL CARIBBEAN CRUISES LTD.

TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4. Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	25

Item 4. Submission of Matters to a Vote of Security Holders	25

Item 5. Other Information	26

Item 6. Exhibits	26

SIGNATURES	27

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Quarter Ended
	June 30,

	2007	2006

Passenger ticket revenues	$1,066,991	$952,907
Onboard and other revenues	414,334	340,077

Total revenues	1,481,325	1,292,984

Cruise operating expenses
Commissions, transportation and other	268,630	228,733
Onboard and other	102,169	84,926
Payroll and related	142,300	123,427
Food	75,797	65,592
Fuel	126,081	121,487
Other operating	250,552	200,808

Total cruise operating expenses	965,529	824,973
Marketing, selling and administrative expenses	193,195	181,744
Depreciation and amortization expenses	121,718	102,023

Operating Income	200,883	184,244

Other income (expense)
Interest income	6,451	5,741
Interest expense, net of interest capitalized	(85,516)	(66,649)
Other income (expense)	6,927	(909)

	(72,138)	(61,817)

Net Income	$ 128,745	$ 122,427

Earnings Per Share:
Basic	$0.61	$0.58

Diluted	$0.60	$0.57

Weighted-Average Shares Outstanding:
Basic	212,633	211,252

Diluted	214,157	228,193

The accompanying notes are an integral part of these financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Six Months Ended
	June 30,

	2007	2006

Passenger ticket revenues	$1,937,407	$1,795,170
Onboard and other revenues	767,044	644,350

Total revenues	2,704,451	2,439,520

Cruise operating expenses
Commissions, transportation and other	488,315	430,998
Onboard and other	168,573	144,778
Payroll and related	279,580	240,761
Food	148,982	131,292
Fuel	243,415	234,230
Other operating	478,005	373,048

Total cruise operating expenses	1,806,870	1,555,107
Marketing, selling and administrative expenses	379,379	354,936
Depreciation and amortization expenses	237,676	204,182

Operating Income	280,526	325,295

Other income (expense)
Interest income	10,951	7,317
Interest expense, net of interest capitalized	(165,996)	(124,312)
Other income	12,089	33,626

	(142,956)	(83,369)

Net Income	$ 137,570	$ 241,926

Earnings Per Share:
Basic	$0.65	$1.14

Diluted	$0.64	$1.12

Weighted-Average Shares Outstanding:
Basic	212,478	211,312

Diluted	214,101	229,438

The accompanying notes are an integral part of these financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of

	June 30,	December 31,
	2007	2006

	(unaudited)
Assets
Current assets
Cash and cash equivalents	$ 212,365	$ 104,520
Trade and other receivables, net	212,685	185,886
Inventories	86,567	76,969
Prepaid expenses and other assets	235,907	134,529

Total current assets	747,524	501,904
Property and equipment — at cost less accumulated depreciation and amortization	12,239,083	11,429,106
Goodwill	741,596	721,514
Other assets	832,099	740,564

	$14,560,302	$13,393,088

Liabilities and Shareholders’ Equity
Current liabilities Current portion of long-term debt	$ 553,473	$ 373,422
Accounts payable	202,650	193,794
Accrued expenses and other liabilities	453,466	408,209
Customer deposits	1,411,817	896,943

Total current liabilities	2,621,406	1,872,368
Long-term debt	5,242,465	5,040,322
Other long-term liabilities	471,181	388,823
Commitments and contingencies (Note 6)
Shareholders’ equity
Common stock ($.01 par value; 500,000,000 shares authorized; 223,317,844 and 222,489,872 shares issued)	2,233	2,225
Paid-in capital	2,929,469	2,904,041
Retained earnings	3,712,982	3,639,211
Accumulated other comprehensive income (loss)	3,946	(30,802)
Treasury stock (11,006,099 and 10,985,927 common shares at cost)	(423,380)	(423,100)

Total shareholders’ equity	6,225,250	6,091,575

	$14,560,302	$13,393,088

The accompanying notes are an integral part of these financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended
	June 30,

	2007	2006

Operating Activities
Net income	$ 137,570	$ 241,926
Adjustments:
Depreciation and amortization	237,676	204,182
Accretion of original issue discount on debt	884	15,759
Changes in operating assets and liabilities:
(Increase) decrease in trade and other receivables, net	(25,930)	10,856
Increase in inventories	(10,158)	(17,063)
Increase in prepaid expenses and other assets	(112,080)	(63,803)
Increase in accounts payable	7,559	44,648
Increase (decrease) in accrued expenses and other liabilities	76,041	(6,851)
Increase in customer deposits	513,490	369,470
Accreted interest paid on LYONs repurchase	-	(121,199)
Other, net	(1,906)	5,794

Net cash provided by operating activities	823,146	683,719

Investing Activities
Purchases of property and equipment	(1,030,590)	(830,956)
Purchases of notes from First Choice Holidays PLC	-	(100,000)
Other, net	(10,276)	7,110

Net cash used in investing activities	(1,040,866)	(923,846)

Financing Activities
Net proceeds from issuance of debt	1,897,780	1,591,215
Debt issuance costs	(10,048)	(8,122)
Repayments of debt	(1,514,686)	(947,512)
Dividends	(66,339)	(63,545)
Proceeds from exercise of common stock options	16,427	22,646
Purchases of treasury stock	-	(164,582)
Other, net	2,593	7,825

Net cash provided by financing activities	325,727	437,925

Effect of exchange rate changes on cash	(162)	-

Net increase in cash and cash equivalents	107,845	197,798
Cash and cash equivalents at beginning of period	104,520	125,385

Cash and cash equivalents at end of period	$ 212,365	$ 323,183

Supplemental Disclosure
Cash paid during the period for:
Interest, net of amount capitalized	$ 137,499	$ 227,675

The accompanying notes are an integral part of these financial statements.

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As used in this document, the terms “Royal Caribbean,” the “Company,” “we,” “our” and “us” refer to Royal Caribbean Cruises Ltd., the term “Celebrity” refers to Celebrity Cruise Lines Inc., the term "Pullmantur” refers to Pullmantur S.A. and the terms “Royal Caribbean International,” “Celebrity Cruises,” “Pullmantur Cruises” and “Azamara Cruises” refer to our four cruise brands. In accordance with cruise vacation industry practice, the term “berths” is determined based on double occupancy per cabin even though many cabins can accommodate three or more passengers.

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

Note 2. Business Combination

On November 14, 2006, we completed our acquisition of Pullmantur S.A. (“Pullmantur”), a Madrid-based cruise and tour operator. We purchased all of the capital stock of Pullmantur for €436.3 million, or approximately $558.9 million. For reporting purposes, we have included Pullmantur’s results of operations on a two-month lag for the quarter and six months ended June 30, 2007.

The acquisition was accounted for as a business purchase combination using the purchase method of accounting under the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). The purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date, with the excess allocated to goodwill.

The purchase price allocation resulted in approximately €338.5 million or $433.7 million of goodwill and €189.4 million or $242.6 million of acquired intangible assets. Approximately €168.6 million or $216.0 million of the acquired intangible assets was assigned to the value associated with the awareness and reputation of the Pullmantur brand among its customers and is considered an indefinite life intangible asset. Amortizable intangible assets identified of approximately €20.8 million or $26.6 million have a weighted-average useful life of approximately 4.8 years.

Note 3. Earnings Per Share

A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Quarter Ended		Six Months Ended
	June 30,		June 30,

	2007	2006	2007	2006

Net income	$128,745	$122,427	$137,570	$241,926
Interest on dilutive convertible notes	-	7,319	-	15,455

Net income for diluted earnings per share	$128,745	$129,746	$137,570	$257,381

Weighted-average common shares outstanding	212,633	211,252	212,478	211,312
Dilutive effect of stock options and restricted stock awards	1,524	1,678	1,623	1,900
Dilutive effect of convertible notes	-	15,263	-	16,226

Diluted weighted-average shares outstanding	214,157	228,193	214,101	229,438

Basic earnings per share	$0.61	$0.58	$0.65	$1.14
Diluted earnings per share	$0.60	$0.57	$0.64	$1.12

Diluted earnings per share did not include options to purchase 3.0 million and 3.3 million shares for the second quarters of 2007 and 2006, respectively, and 3.0 million and 2.6 million shares for the first six months of 2007 and 2006, respectively, because the effect of including them would have been antidilutive.

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

In June 2007, we amended and restated our unsecured revolving credit facility to increase the amount available from $1.0 billion to $1.2 billion, reduce the effective interest rate to LIBOR plus 0.485%, change the 0.175% commitment fee to a 0.140% facility fee and extend the maturity date from March 27, 2010 to June 29, 2012.

Note 5. Shareholders' Equity

We declared and paid cash dividends on our common stock of $0.15 per share during the first and second quarters of 2007 and 2006.

Note 6. Commitments and Contingencies

Capital Expenditures. As of June 30, 2007, the expected delivery dates and planned berths of our ships on order are as follows:

Ship	Expected Delivery Date	Approximate Berths
Royal Caribbean International:
Freedom-class:
Independence of the Seas	2nd Quarter 2008	3,600
New Class (unnamed):
Unnamed	3rd Quarter 2009	5,400
Unnamed II	3rd Quarter 2010	5,400
Celebrity Cruises:
Solstice-class:
Celebrity Solstice	4th Quarter 2008	2,850
Celebrity Equinox	3rd Quarter 2009	2,850
Celebrity Eclipse	2nd Quarter 2010	2,850
Unnamed	3rd Quarter 2011	2,850
	Total Berths	25,800

The anticipated aggregate cost of these ships is approximately $6.9 billion, of which we have deposited $428.2 million as of June 30, 2007. Approximately 15.8% of the aggregate cost was exposed to fluctuations in the euro exchange rate at June 30, 2007. As of June 30, 2007, we anticipated overall capital expenditures, including the seven ships on order, will be approximately $1.3 billion for 2007, $1.8 billion for 2008, $2.0 billion for 2009, $2.2 billion for 2010 and $1.0 billion for 2011.

Litigation. In April 2005, a purported class action lawsuit was filed in the United States District Court for the Southern District of Florida alleging that Celebrity Cruises improperly requires its cabin stewards to share guest gratuities with assistant cabin stewards. The suit sought payment of damages, including penalty wages under the U.S. Seaman’s Wage Act. In March 2006, the Southern District of Florida dismissed the suit and held that the case should be arbitrated pursuant to the arbitration provision in Celebrity’s collective bargaining agreement. In June 2007, following an appeal by the plaintiff to the United States 11th Circuit Court of Appeals, the Court of Appeals affirmed the District Court’s order dismissing the suit. The plaintiff has since filed with the Court of Appeals a petition for re-hearing enbanc. We are not able at this time to estimate the impact of this proceeding on us. However, we believe that we have meritorious defenses and we intend to vigorously defend against this action.

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

In June 2006, a federal court jury in New York awarded Celebrity Cruises approximately $193.0 million, exclusive of pre-judgment interest and attorneys fees, in a lawsuit against Essef Corp. for damages stemming from a 1994 outbreak of Legionnaires' disease on one of Celebrity's ships. In January 2007, the trial court rejected that portion of the jury's award attributed to Celebrity's claim for loss of Celebrity's enterprise value and ordered a new trial to redetermine the amount of lost profits sustained by Celebrity. A retrial was held in June 2007 and the jury awarded Celebrity Cruises approximately $15.0 million. When combined with approximately $10.0 million of the original award not subject to a retrial, Celebrity has been awarded a total of approximately $25.0 million in the lawsuit, exclusive of pre-judgment interest and attorneys fees. The verdict is subject to appeal and, due to the ongoing nature of the proceedings, the ultimate financial impact to Celebrity is undetermined at this time.

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

The Miami District Office of the U.S. Equal Employment Opportunity Commission (“EEOC”) has alleged that certain of our shipboard employment practices do not comply with U.S. employment laws. They are proposing payment of monetary sanctions and certain remedial actions. No legal proceedings have been initiated and we do not believe that this matter will have a material adverse impact on our financial condition or results of operations.

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

	Quarter Ended		Six Months Ended
	June 30,		June 30,

	2007	2006	2007	2006

Net income	$128,745	$122,427	$137,570	$241,926
Changes related to cash flow derivative hedges	17,202	9,109	37,769	31,451
Currency translation adjustment	(2,876)	-	(3,021)	-

Total comprehensive income	$143,071	$131,536	$172,318	$273,377

Note 8. Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return. We adopted FIN 48 on January 1, 2007. The adoption will not have a material impact on our 2007 consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a formal framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective the first fiscal year beginning after November 15, 2007. We are currently evaluating the impact of SFAS 157, but do not expect the adoption will have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Under SFAS No. 159, entities will have the option to measure certain financial instruments and other items at fair value that are not currently required to be measured at fair value. This statement expands the use of fair value measurement and applies to entities that elect the fair value option at a specified election date. SFAS 159 is effective the first fiscal year beginning after November 15, 2007. We are currently evaluating the impact of SFAS 159, but do not expect the adoption will have a material impact on our consolidated financial statements.

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

The above examples are not exhaustive and new risks emerge from time to time. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a further discussion of risk factors related to our business, see Part I, Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2006.

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

Net Debt-to-Capital is a ratio which represents total long-term debt, including current portion of long-term debt, less cash and cash equivalents (“Net Debt”) divided by the sum of Net Debt and total shareholders' equity. We believe Net Debt and Net Debt-to-Capital, along with total long-term debt and shareholders' equity are useful measures of our capital structure. A reconciliation of historical Debt-to-Capital to Net Debt-to-Capital is provided below under Summary of Historical Results Operations.

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

•

Onboard and other revenues consist primarily of revenues from the sale of goods and/or services onboard our ships not included in passenger ticket prices, cancellation fees, sales of vacation protection insurance, pre- and post-cruise tours, Pullmantur’s land-based tours and hotel and air packages. Also included are revenues we receive from independent third party concessionaires that pay us a percentage of their revenues in exchange for the right to provide selected goods and/or services onboard our ships.

Our cruise operating expenses consist of the following:

•

Commissions, transportation and other expenses consist of those costs directly associated with passenger ticket revenues, including travel agent commissions, air and other transportation expenses, port costs that vary with passenger head counts and related credit card fees.

•

Onboard and other expenses consist of the direct costs associated with onboard and other revenues. These costs include the cost of products sold onboard our ships, vacation protection insurance premiums, costs associated with pre- and post-cruise tours and related credit card fees. Concession revenues have minimal costs associated with them, as the costs related to these activities are incurred by the third party concessionaires.

•	Payroll and related expenses consist of costs for shipboard personnel.

•	Food expenses include food costs for both passengers and crew.

•	Fuel expenses include fuel costs, net of the financial impact of fuel swap agreements and fuel delivery costs.

•

Other operating expenses consist of operating costs such as repairs and maintenance, port costs that do not vary with passenger head counts, costs related to Pullmantur’s land-based tours, insurance, entertainment and all other operating costs.

We do not allocate payroll and related costs, food costs, fuel costs or other operating costs to the expense categories attributable to passenger ticket revenues or onboard and other revenues since they are incurred to provide the total cruise vacation experience.

Summary of Historical Results of Operations

We experienced a relatively stable demand environment during the second quarter of 2007 compared to the same period in 2006, resulting in a 0.9% increase in Net Yields. Although Net Yields remained relatively consistent, our increase in capacity of 12.4% combined with a 1.9% increase in Gross Yields resulted in an increase in total revenues of 14.6% for the second quarter of 2007 compared to the same period in 2006. The increase in total revenues was partially offset by an increase in expenses primarily due to the increase in capacity and the acquisition of Pullmantur. As a result, our net income was $128.7 million or $0.60 per share on a diluted basis for the second quarter of 2007 compared to $122.4 million or $0.57 per share for the second quarter of 2006.

Highlights for the second quarter of 2007 include:

•

Total revenues increased by approximately 14.6% to $1.5 billion from total revenues of $1.3 billion for the same period in 2006 primarily due to a 12.4% increase in capacity and a 1.9% increase in Gross Yields. Net Yields increased by approximately 0.9% compared to the same period in 2006.

•	Net Cruise Costs per APCD increased by approximately 1.1% compared to the same period in 2006.

•

Net Debt-to-Capital increased to 47.3% as of June 30, 2007 compared to 43.4% as of June 30, 2006. Similarly, our Debt-to-Capital ratio increased to 48.2% as of June 30, 2007 compared to 45.2% as of June 30, 2006.

•

We took delivery of Liberty of the Seas, the second Freedom-class ship for Royal Caribbean International. To finance the purchase, we drew in full $589.0 million available under an unsecured term loan due through 2014 at a rate of 4.215%.

•

We executed a contract to build a fourth Solstice-class ship for Celebrity Cruises, for an additional capacity of approximately 2,850 berths. The ship is expected to be delivered in the third quarter of 2011. We also executed a contract to build a second ship of an unnamed new class for Royal Caribbean International for an additional capacity of approximately 5,400 berths. The ship is expected to be delivered in the third quarter of 2010.

•

We purchased the 1,000 berth Pacific Star from P&O Cruises Australia. We will take possession of the ship in the first quarter of 2008. The ship will sail under a new name as part of our Pullmantur Cruises brand. The ship will be operated by P&O Cruises Australia under a bareboat charter agreement until that time.

•

We launched our new cruise brand Azamara Cruises. Azamara Cruises replaced our previously announced Celebrity Expeditions concept and is serving the deluxe cruise segment by offering a more intimate onboard experience while allowing access to less-traveled ports of call. Blue Dream was redeployed from Pullmantur Cruises to Azamara Cruises and is sailing under the name Azamara Journey. In October 2007, Blue Moon will also be redeployed to Azamara Cruises and will sail under the name Azamara Quest.

•	We redeployed Zenith from Celebrity Cruises to Pullmantur Cruises.

•

We amended and restated our unsecured revolving credit facility to increase the amount available from $1.0 billion to $1.2 billion, reduce the effective interest rate to LIBOR plus 0.485%, change the 0.175% commitment fee to a 0.140% facility fee and extend the maturity date from March 27, 2010 to June 29, 2012.

Our revenues are seasonal based on the demand for cruises. Demand is strongest for cruises during the summer months and holidays.

The following table presents historical operating data as a percentage of total revenues:

	Quarter Ended		Six Months Ended
	June 30,		June 30,

	2007	2006	2007	2006

Passenger ticket revenues	72.0	73.7	71.6	73.6
Onboard and other revenues	28.0	26.3	28.4	26.4

Total revenues	100.0%	100.0%	100.0%	100.0%

Cruise operating expenses
Commissions, transportation and other	18.1	17.7	18.1	17.7
Onboard and other	6.9	6.6	6.2	5.9
Payroll and related	9.6	9.5	10.3	9.8
Food	5.1	5.1	5.5	5.4
Fuel	8.5	9.4	9.0	9.6
Other operating	17.0	15.5	17.7	15.3

Total cruise operating expenses	65.2	63.8	66.8	63.7
Marketing, selling and administrative expenses	13.0	14.0	14.0	14.6
Depreciation and amortization expenses	8.2	7.9	8.8	8.4

Operating income	13.6	14.3	10.4	13.3
Other income (expense)	(4.9)	(4.8)	(5.3)	(3.4)

Net income	8.7%	9.5%	5.1%	9.9%

Unaudited selected historical statistical information is shown in the following table:

	Quarter Ended		Six Months Ended
	June 30,		June 30,

	2007	2006	2007	2006

Passengers Carried	959,694	866,700	1,878,559	1,741,751
Passenger Cruise Days	6,403,995	5,746,992	12,433,982	11,321,341
APCD	6,041,961	5,374,078	11,858,007	10,677,648
Occupancy	106.0%	106.9%	104.9%	106.0%

Gross Yields and Net Yields were calculated as follows (in thousands, except APCD and Yields):

	Quarter Ended		Six Months Ended
	June 30,		June 30,

	2007	2006	2007	2006

Passenger ticket revenues	$1,066,991	$952,907	$1,937,407	$1,795,170
Onboard and other revenues	414,334	340,077	767,044	644,350

Total revenues	1,481,325	1,292,984	2,704,451	2,439,520

Less:
Commissions, transportation and other	268,630	228,733	488,315	430,998
Onboard and other	102,169	84,926	168,573	144,778

Net revenues	$1,110,526	$979,325	$2,047,563	$1,863,744

APCD	6,041,961	5,374,078	11,858,007	10,677,648
Gross Yields	$ 245.17	$ 240.60	$ 228.07	$ 228.47
Net Yields	$ 183.80	$ 182.23	$ 172.67	$ 174.55

Gross Cruise Costs and Net Cruise Costs were calculated as follows (in thousands, except APCD and costs per APCD):

	Quarter Ended		Six Months Ended
	June 30,		June 30,

	2007	2006	2007	2006

Total cruise operating expenses	$965,529	$824,973	$1,806,870	$1,555,107
Marketing, selling and administrative expenses	193,195	181,744	379,379	354,936

Gross Cruise Costs	1,158,724	1,006,717	2,186,249	1,910,043

Less:
Commissions, transportation and other	268,630	228,733	488,315	430,998
Onboard and other	102,169	84,926	168,573	144,778

Net Cruise Costs	$787,925	$693,058	$1,529,361	$1,334,267

APCD	6,041,961	5,374,078	11,858,007	10,677,648
Gross Cruise Costs per APCD	$ 191.78	$ 187.33	$ 184.37	$ 178.88
Net Cruise Costs per APCD	$ 130.41	$ 128.96	$ 128.97	$ 124.96

Net Debt-to-Capital was calculated as follows (in thousands):

	As of
	June 30,

	2007	2006

Long-term debt, net of current portion	$ 5,242,465	$ 4,171,619
Current portion of long-term debt	553,473	482,870

Total debt	5,795,938	4,654,489
Less: Cash and cash equivalents	212,365	323,183

Net Debt	$ 5,583,573	$ 4,331,306

Total shareholders’ equity	$ 6,225,250	$ 5,650,460
Total debt	5,795,938	4,654,489

Total debt and shareholder’s equity	12,021,188	10,304,949

Debt-to-Capital	48.2%	45.2%
Net Debt	5,583,573	4,331,306

Net Debt and shareholder’s equity	$ 11,808,823	$ 9,981,766

Net Debt-to-Capital	47.3%	43.4%

Outlook

Full Year 2007

We anticipate the following estimates for the full year 2007. For purposes of comparison to full year 2006, “comparable” estimates exclude Pullmantur.

We expect Net Yields will increase in a range of 2% to 3% compared to 2006, and on a comparable basis to be relatively flat.

We expect Net Cruise Costs per APCD to increase approximately 5% compared to 2006, and on a comparable basis to be relatively flat to decrease approximately 1%. Excluding fuel, we expect Net Cruise Costs per APCD to increase approximately 7% compared to 2006, and on a comparable basis to be relatively flat.

Our current “at-the-pump” price is $486 per metric ton. This is higher than the May 1, 2007 figure, and represents a negative impact of $0.17 per share versus our previous guidance. We are currently 53% hedged for the remainder of 2007 and estimate that a 10% change in the market price of fuel would result in a $12.0 million change in fuel costs for the second half of 2007, after taking into account existing hedges.

We expect a 12.0% increase in capacity in 2007, driven by the acquisition of Pullmantur, the April delivery of Liberty of the Seas, and a full year of Freedom of the Seas. On a comparable basis, we expect a 4.6% increase.

Depreciation and amortization is expected to be in the range of $490.0 million to $500.0 million, and interest expense is expected to be in the range of $330.0 million to $340.0 million.

In July 2007, Celebrity Cruises cancelled two 12-night Mediterranean sailings onboard Millenium due to damage to the ship’s propellers. The cancelled cruises are expected to have a negative impact on earnings of approximately $0.14 per share, which is reflected in our third quarter and full year 2007 guidance.

Based on the expectations contained in this Outlook section, and assuming that fuel prices remain at the level mentioned herein, we expect full year 2007 earnings per share to be in the range of $2.75 to $2.85.

Third Quarter 2007

We anticipate the following estimates for the third quarter of 2007. For purposes of comparison to the third quarter of 2006, “comparable” estimates exclude Pullmantur.

We expect Net Yields will increase in a range of 2% to 3% compared to 2006, and on a comparable basis to be relatively flat.

We expect Net Cruise Costs per APCD to increase in a range of 5% to 6% compared to 2006, and on a comparable basis to be relatively flat to decrease approximately 1%. Excluding fuel, we expect Net Cruise Costs per APCD to increase approximately 7%, and on a comparable basis to be relatively flat to increase approximately 1%.

For the third quarter of 2007, our fuel expense is 57% hedged. We estimate that a 10% change in the market price of fuel would result in a $6.0 million impact on our third quarter results.

We expect a 13.2% increase in capacity, driven by the acquisition of Pullmantur, and the April delivery of Liberty of the Seas. On a comparable basis we expect a 4.9% increase.

Depreciation and amortization is expected to be in the range of $125.0 million to $130.0 million and interest expense is expected to be in the range of $85.0 million to $90.0 million.

Based on the expectations contained in this Outlook section, and assuming that fuel prices remain at the level mentioned herein, we expect third quarter 2007 earnings per share to be in the range of $1.75 to $1.80.

Quarter Ended June 30, 2007 Compared to Quarter Ended June 30, 2006

Revenues

Net revenues increased 13.4% in 2007 compared to the same period in 2006 primarily due to a 12.4% increase in capacity and 0.9% increase in Net Yields. The increase in capacity was primarily due to the acquisition of Pullmantur, the addition of Freedom of the Seas, which entered service in June 2006 and the addition of Liberty of the Seas, which entered service in May 2007. This increase was partially offset by an increase in the number of days ships were in drydock during the second quarter of 2007. The increase in Net Yields was primarily due to the addition of Pullmantur’s tour business partially offset by a slight decrease in ticket prices and onboard spending on an APCD basis. The decreases in ticket prices and onboard spending on an APCD basis were primarily attributed to lower demand and general economic conditions affecting the discretionary spending of our customers. Occupancy in 2007 was 106.0% compared to 106.9% for the same period in 2006. Gross Yields increased 1.9% in 2007 compared to 2006 primarily due to the same reasons discussed above for Net Yields.

Concession revenues, included within onboard and other revenues, increased to $59.4 million in 2007 compared to $54.4 million for the same period in 2006 primarily due to the addition of Freedom of the Seas, the addition of Liberty of the Seas and the acquisition of Pullmantur.

Expenses

Net Cruise Costs increased 13.7% in 2007 compared to the same period in 2006 primarily due to a 12.4% increase in capacity and a 1.1% increase in Net Cruise Costs per APCD. The increase in Net Cruise Costs per APCD was primarily due to increases in other operating expenses. The increase in other operating expenses is due to the addition of Pullmantur’s tour business partially offset by the decrease in costs associated with fewer cancelled sailings in 2007 compared to the same period in 2006. In addition, costs associated with revitalizations were lower in 2007 compared to the same period in 2006. The increase in Net Cruise Costs per APCD was also partially offset by the decrease in fuel expenses compared to the same period in 2006. Total fuel expenses (net of the financial impact of fuel swap agreements) for 2007 decreased 3.6% per metric ton. As a percentage of total revenues, fuel expenses were 8.5% and 9.4% in 2007 and 2006, respectively. Gross Cruise Costs increased 15.1% in 2007 compared to the same period in 2006, which was a greater percentage increase than Net Cruise Costs primarily due to an increase in commissions, transportation and other expenses and an increase in onboard and other expenses. The increase in commissions, transportation and other expenses was primarily due to the acquisition of Pullmantur, increases in port charges and costs associated with transportation and lodging provided to our customers as a result of itinerary changes for certain ships. The increase is also due to an increase in commission expenses due to the increase in passenger ticket revenue in 2007 compared to the same period in 2006. The increase in onboard and other expenses was primarily attributed to an expanded cruise season in certain markets.

Depreciation and amortization expenses increased 19.3% in 2007 compared to the same period in 2006. The increase was primarily due to the addition of the Pullmantur fleet, the addition of Freedom of the Seas, the addition of Liberty of the Seas and depreciation associated with ship revitalizations and shore-side additions.

Other Income (Expense)

Gross interest expense increased to $94.5 million in 2007 from $72.8 million for the same period in 2006. The increase was primarily attributable to a higher average debt level and, to a lesser extent, higher interest rates. Interest capitalized during 2007 increased to $9.0 from $6.2 million during the same period in 2006 primarily due to a higher average level of investment in ships under construction.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006.

Revenues

Net revenues increased 9.9% in 2007 compared to the same period in 2006 primarily due to an 11.1% increase in capacity partially offset by a 1.1% decrease in Net Yields. The increase in capacity was primarily due to the acquisition of Pullmantur, the addition of Freedom of the Seas, which entered service in June 2006 and the addition of Liberty of the Seas, which entered service in May 2007. This increase was partially offset by an increase in the number of days ships were in drydock during the six months ended June 30, 2007. The decrease in Net Yields was primarily due to decreases in ticket prices and onboard spending on an APCD basis partially offset by the addition of Pullmantur’s tour business. Occupancy in 2007 was 104.9% compared to 106.0% for the same period in 2006. The decreases in ticket prices, onboard spending on an APCD basis and occupancy were primarily attributed to lower demand and general economic conditions affecting the discretionary spending of our customers experienced. Gross Yields remained relatively consistent in 2007 compared to the same period in 2006.

Concession revenues, included within onboard and other revenues, increased to $116.5 million in 2007 compared to $108.5 million for the same period in 2006 primarily due to the addition of Freedom of the Seas, the acquisition of Pullmantur and the addition of Liberty of the Seas.

Expenses

Net Cruise Costs increased 14.6% in 2007 compared to the same period in 2006 primarily due to an 11.1% increase in capacity and a 3.2% increase in Net Cruise Costs per APCD. The increase in Net Cruise Costs per APCD was primarily attributed to increases in other operating expenses. Other operating expenses increased primarily due to the addition of Pullmantur’s tour business. The increase in Net Cruise Costs per APCD was partially offset by the decrease in fuel expenses compared to the same period in 2006. Total fuel expenses (net of the financial impact of fuel swap agreements) for 2007 decreased 4.0% per metric ton. As a percentage of total revenues, fuel expenses were 9.0% and 9.6 % in 2007 and 2006, respectively. Gross Cruise Costs increased 14.5% in 2007 compared to 2006 primarily due to the same reasons discussed above for Net Cruise Costs.

Depreciation and amortization expenses increased 16.4% in 2007 compared to the same period in 2006. The increase was primarily due the addition of the Pullmantur fleet, the addition of Freedom of the Seas, the addition of Liberty of the Seas and depreciation associated with ship revitalizations and shore-side additions.

Other Income (Expense)

Gross interest expense increased to $185.1 million in 2007 from $137.6 million for the same period in 2006. The increase was primarily attributable to a higher average debt level and, to a lesser extent, higher interest rates. Interest capitalized during 2007 increased to $19.1 million from $13.3 million during the same period in 2006 primarily due to a higher average level of investment in ships under construction.

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

Liquidity and Capital Resources

Sources and Uses of Cash

Cash flow generated from operations provides us with a significant source of liquidity. Net cash provided by operating activities was $823.1 million for the first six months of 2007 compared to $683.7 million for the same period in 2006. This increase was primarily a result of an increase in customer deposits of approximately $144.0 million and an increase in accrued expenses and other liabilities of approximately $82.9 million. The increase was also due to approximately $121.2 million in payments of accreted interest on the LYONs repurchase in the first six months of 2006 that did not recur in the first six months of 2007. This increase was partially offset by a decrease in net income of approximately $104.4 million, an increase in trade and other receivables of approximately $36.8 million and an increase in prepaid expenses and other assets of approximately $48.3 million.

Net cash used in investing activities was $1.0 billion for the first six months of 2007 compared to $923.8 million for the same period in 2006. The increase was primarily due to an increase in capital expenditures of approximately $199.6 million partially offset by the purchase of $100.0 million of notes from First Choice Holidays PLC during the first six months of 2006 that did not recur in the first six months of 2007. Our capital expenditures increased to approximately $1.0 billion for the first six months of 2007 from $831.0 million for the same period in 2006, primarily due to the purchase of Pacific Star and the increase in number of ships under construction.

Net cash provided by financing activities was $325.7 million in the first six months of 2007 compared to $437.9 million for the same period in 2006. The change was primarily due to an increase in repayments of debt of $567.2 million partially offset by an increase in net proceeds from debt issuances of $306.6 million during the first six months in 2007 compared to the same period in 2006. The change was also partially offset by $164.6 million of treasury stock purchased in the first six months of 2006 that did not recur in the first six months of 2007. During the first six months of 2007, we received net proceeds of €990.9 million, or approximately $1.3 billion, from a bond offering consisting of approximately €1.0 billion, or approximately $1.3 billion, of 5.625% senior unsecured notes due 2014. In addition, we received $589.0 million through an unsecured term loan due through 2014 to purchase Liberty of the Seas and drew $20.0 million on our unsecured revolving credit facility. During the first six months of 2007, we made debt repayments on various loan facilities and capital leases, including a payment of approximately $906.5 million to retire the €701.0 million outstanding balance on our unsecured bridge loan facility. In addition, we made approximately $465.0 million in payments towards our unsecured revolving credit facility and a payment of approximately $61.2 million to repay term loans secured by two Celebrity ships. Approximately $28.9 million of the $61.2 million payment represents a payment made in advance of scheduled maturity. During the first six months of 2007, we received $16.4 million in connection with the exercise of common stock options and paid cash dividends on our common stock of $66.3 million. Net Debt-to-Capital increased to 47.3% as of June 30, 2007 compared to 43.4% for the same period in 2006.

Interest capitalized during the first six months of 2007 increased to $19.1 million from $13.3 million for the same period in 2006 due to a higher average level of investment in ships under construction.

Future Capital Commitments

As of June 30, 2007, we had on order one Freedom-class ship and two ships of an unnamed new class designated for Royal Caribbean International, and four Solstice-class ships designated for Celebrity Cruises, for an aggregate additional capacity of approximately 25,800 berths. The anticipated aggregate cost of the seven ships on order is approximately $6.9 billion, of which we have deposited $428.2 million as of June 30, 2007. Approximately 15.8% of the aggregate cost of the ships was exposed to fluctuations in the euro exchange rate at June 30, 2007.

As of June 30, 2007, we anticipated overall capital expenditures, including the seven ships on order, will be approximately $1.3 billion for 2007, $1.8 billion for 2008, $2.0 billion for 2009, $2.2 billion for 2010 and $1.0 billion for 2011.

Contractual Obligations and Off-Balance Sheet Arrangements

As of June 30, 2007, our contractual obligations were as follows (in thousands):

	Payments due by period

		Less than 1	1-3	3-5	More than 5
	Total	year	years	years	years

Long-term debt obligations(1)	$5,746,809	$551,512	$843,934	$1,097,813	$3,253,550
Capital lease obligations(1)	49,129	1,961	4,220	3,331	39,617
Operating lease obligations(2)(3)	585,926	66,730	119,113	104,262	295,821
Ship purchase obligations(4)	5,532,207	850,509	3,071,039	1,610,659	-
Other(5)	373,968	118,498	133,084	80,100	42,286

Total	$12,288,039	$1,589,210	$4,171,390	$2,896,165	$3,631,274

(1)	Amounts exclude interest.
(2)	We are obligated under noncancelable operating leases primarily for a ship, offices, warehouses and motor vehicles.
(3)

Under the Brilliance of the Seas lease agreement, we may be required to make a termination payment of approximately £126.0 million, or approximately $253.3 million based on the exchange rate at June 30, 2007, if the lease is canceled in 2012. This amount is included in the More than 5 years column.

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

Funding Sources

As of June 30, 2007, our liquidity was $1.4 billion consisting of approximately $0.2 billion in cash and cash equivalents and $1.2 billion available under our unsecured revolving credit facility. We have contractual obligations of approximately $1.6 billion due during the twelve-month period ending June 30, 2008. We anticipate these contractual obligations could be funded through a combination of cash flows from operations, drawdowns under our available unsecured revolving credit facility, the incurrence of additional indebtedness and the sales of equity or debt securities in private or public securities markets. Although we believe our existing unsecured revolving credit facility, cash flows from operations, our ability to obtain new borrowings and/or raise new capital or a combination of these sources will be sufficient to fund operations, debt payment requirements, capital expenditures and other commitments over the next twelve-month period, there can be no assurances that these sources of cash will be available in accordance with our expectations.

In June 2007, we amended and restated our unsecured revolving credit facility to increase the amount available from $1.0 billion to $1.2 billion, reduce the effective interest rate to LIBOR plus 0.485%, change the 0.175% commitment fee to a 0.140% facility fee and extend the maturity date from March 27, 2010 to June 29, 2012. Other structural enhancements provided for in the amended and restated revolving credit facility include, among others; an extension option that provides for, subject to lender approval, one year extensions at the first two anniversary dates of the facility, and an accordion feature that allows us to increase the facility size to $1.5 billion during the life of the facility.

Our financing agreements contain covenants that require us, among other things, to maintain minimum net worth, fixed charge coverage ratio and limit our debt-to-capital ratio. We were in compliance with all covenants as of June 30, 2007.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In February 2007, we entered into interest rate swap agreements that effectively change €1.0 billion of fixed rate debt with a weighted-average fixed rate of 5.625% to EURIBOR-based floating rate debt. We also entered into cross currency swap agreements that effectively changes €300.0 million of floating EURIBOR-based debt to $389.1 million floating LIBOR-based debt. Other than this change there have been no significant developments or material changes with respect to our exposure to the market risks previously reported in our annual report on Form 10-K for the year ended December 31, 2006.

For a further discussion of certain market risks related to our business, see Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our annual report on Form 10-K for the year ended December 31, 2006.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this quarterly report and concluded that those controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 during the quarter ended June 30, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As reported in our annual report on Form 10-K for the year ended December 31, 2006, a purported class action lawsuit was filed in April 2005 in the United States District Court of the Southern District of Florida alleging that Celebrity Cruises improperly requires its cabin stewards to share guest gratuities with assistant cabin stewards. The suit sought payment of damages, including penalty wages under the U.S. Seaman’s Wage Act. In March 2006, the Southern District of Florida dismissed the suit and held that the case should be arbitrated pursuant to the arbitration provision in Celebrity’s collective bargaining agreement. In June 2007, following an appeal by the plaintiff to the United States 11th Circuit Court of Appeals, the Court of Appeals affirmed the district court’s order dismissing the suit. The plaintiff has since filed with the Court of Appeals a petition for re-hearing enbanc.

The Miami District Office of the U.S. Equal Employment Opportunity Commission (“EEOC”) has alleged that certain of our shipboard employment practices do not comply with U.S. employment laws. They are proposing payment of monetary sanctions and certain remedial actions. No legal proceedings have been initiated and we do not believe that this matter will have a material adverse impact on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

On May 31, 2007, Royal Caribbean Cruises Ltd. held its annual meeting of shareholders. The shareholders voted on (1) the election of four directors to terms ending in 2010 and (2) the proposal to ratify the appointment of PricewaterhouseCoopers LLC as the independent registered certified public accounting firm for 2007.

The nominees for directors were elected based on the following votes:

Nominee	Votes For	Votes Withheld
William L. Kimsey	168,319,181	245,128
Gert W. Munthe	167,547,941	1,016,368
Thomas J. Pritzker	167,484,174	1,080,135
Bernt Reitan	167,548,436	1,015,873

The proposal to ratify the appointment of PricewaterhouseCoopers LLP as the independent registered certified public accounting firm for 2007 received the following votes:

168,029,456 Votes for approval
375,231 Votes against
159,620 Abstentions

There were no broker non-votes for the above items.

Item 5. Other Information

We have entered into employment agreements dated July 25, 2007 with Mr. Richard D. Fain, Chairman, Chief Executive Officer and Director, Mr. Adam M. Goldstein, President, Royal Caribbean International, Mr. Daniel J. Hanrahan, President, Celebrity Cruises, Mr. Brian J. Rice, Executive Vice President and Chief Financial Officer, Royal Caribbean Cruises Ltd. and Mr. Harri U. Kulovaara, Executive Vice President, Maritime, Royal Caribbean Cruises Ltd., which govern the terms and conditions of their employment with the Company. Copies of these agreements are filed as Exhibits 10.1, 10.2, 10.3, 10.4, and 10.5 respectively, to this quarterly report on Form 10-Q for the period ended June 30, 2007.

Item 6. Exhibits

10.1	Employment Agreement dated July 25, 2007 between the Company and Richard D. Fain.

10.2	Employment Agreement dated July 25, 2007 between the Company and Adam M. Goldstein.

10.3	Employment Agreement dated July 25, 2007 between the Company and Daniel J. Hanrahan.

10.4	Employment Agreement dated July 25, 2007 between the Company and Brian J. Rice.

10.5	Employment Agreement dated July 25, 2007 between the Company and Harri U. Kulovaara.

10.6

Credit Agreement dated as of March 27, 2003, amended and restated as of June 29, 2007 among Royal Caribbean Cruises Ltd. and various financial institutions and Citibank, N.A. as Administrative Agent (incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2007).

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

ROYAL CARIBBEAN CRUISES LTD.

(Registrant)

/s/ Brian J. Rice
Brian J. Rice
Executive Vice President and
Chief Financial Officer
Date: July 26, 2007	(Principal Financial Officer)