Form 10-Q
period 2007-09-30
ROYAL CARIBBEAN CRUISES LTD
filed 2007-10-22
CIK 884887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

There were 223,376,450 shares of common stock outstanding as of October 12, 2007.

ROYAL CARIBBEAN CRUISES LTD.

TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4. Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	25

Item 6. Exhibits	25

SIGNATURES	26

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Quarter Ended
	September 30,

	2007	2006

Passenger ticket revenues	$1,423,179	$1,211,758
Onboard and other revenues	530,413	425,093

Total revenues	1,953,592	1,636,851

Cruise operating expenses
Commissions, transportation and other	356,471	289,462
Onboard and other	148,218	123,167
Payroll and related	153,106	130,039
Food	87,062	74,606
Fuel	140,655	126,077
Other operating	263,732	200,815

Total cruise operating expenses	1,149,244	944,166
Marketing, selling and administrative expenses	199,169	163,745
Depreciation and amortization expenses	122,345	109,331

Operating Income	482,834	419,609

Other income (expense)
Interest income	5,704	4,472
Interest expense, net of interest capitalized	(85,270)	(71,824)
Other expense	(8,268)	(6,885)

	(87,834)	(74,237)

Net Income	$ 395,000	$ 345,372

Earnings Per Share:
Basic	$1.85	$1.66

Diluted	$1.84	$1.63

Weighted-Average Shares Outstanding:
Basic	213,039	208,129

Diluted	214,295	213,526

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Nine Months Ended
	September 30,

	2007	2006

Passenger ticket revenues	$3,360,586	$3,006,928
Onboard and other revenues	1,297,459	1,069,443

Total revenues	4,658,045	4,076,371

Cruise operating expenses
Commissions, transportation and other	844,784	720,460
Onboard and other	316,792	267,945
Payroll and related	432,686	370,800
Food	236,044	205,898
Fuel	384,070	360,307
Other operating	741,736	573,863

Total cruise operating expenses	2,956,112	2,499,273
Marketing, selling and administrative expenses	578,547	518,681
Depreciation and amortization expenses	360,021	313,513

Operating Income	763,365	744,904

Other income (expense)
Interest income	16,655	11,789
Interest expense, net of interest capitalized	(251,266)	(196,136)
Other income	3,821	26,742

	(230,790)	(157,605)

Net Income	$ 532,575	$ 587,299

Earnings Per Share:
Basic	$2.50	$2.79

Diluted	$2.49	$2.70

Weighted-Average Shares Outstanding:
Basic	212,667	210,239

Diluted	214,170	224,078

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of

	September 30,	December 31,
	2007	2006

	(unaudited)
Assets
Current assets
Cash and cash equivalents	$ 411,906	$ 104,520
Trade and other receivables, net	337,889	185,886
Inventories	88,796	76,969
Prepaid expenses and other assets	221,680	134,529

Total current assets	1,060,271	501,904
Property and equipment, net	12,274,180	11,429,106
Goodwill	772,816	721,514
Other assets	1,058,551	740,564

	$15,165,818	$13,393,088

Liabilities and Shareholders’ Equity
Current liabilities Current portion of long-term debt	$ 558,618	$ 373,422
Accounts payable	192,424	193,794
Accrued expenses and other liabilities	644,494	408,209
Customer deposits	1,175,262	896,943

Total current liabilities	2,570,798	1,872,368
Long-term debt	5,350,523	5,040,322
Other long-term liabilities	589,040	388,823
Commitments and contingencies (Note 6)
Shareholders’ equity
Preferred stock ($.01 par value; 20,000,000 shares authorized;
none outstanding, September 30, 2007 and December 31, 2006)	-	-
Common stock ($.01 par value; 500,000,000 shares authorized;
223,365,773 and 222,489,872 shares issued, September 30, 2007 and December 31, 2006)	2,234	2,225
Paid-in capital	2,935,123	2,904,041
Retained earnings	4,076,028	3,639,211
Accumulated other comprehensive income (loss)	65,592	(30,802)
Treasury stock (11,016,185 and 10,985,927 common shares at cost, September 30, 2007 and December 31, 2006)	(423,520)	(423,100)

Total shareholders’ equity	6,655,457	6,091,575

	$15,165,818	$13,393,088

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended
	September 30,

	2007	2006

Operating Activities
Net income	$ 532,575	$ 587,299
Adjustments:
Depreciation and amortization	360,021	313,513
Accretion of original issue discount on debt	1,354	17,578
Changes in operating assets and liabilities:
Increase in trade and other receivables, net	(146,569)	(11,437)
Increase in inventories	(11,532)	(11,629)
Increase in prepaid expenses and other assets	(60,020)	(18,923)
(Decrease) increase in accounts payable	(4,730)	8,811
Increase in accrued expenses and other liabilities	212,871	43,162
Increase in customer deposits	273,372	74,877
Accreted interest paid on LYONs repurchase	-	(121,199)
Other, net	2,711	25,982

Net cash provided by operating activities	1,160,053	908,034

Investing Activities
Purchases of property and equipment	(1,225,065)	(1,019,462)
Purchases of notes from First Choice Holidays PLC	-	(100,000)
Other, net	43,033	(13,204)

Net cash used in investing activities	(1,182,032)	(1,132,666)

Financing Activities
Net proceeds from issuance of debt	1,904,979	1,806,215
Debt issuance costs	(10,134)	(8,804)
Repayments of debt	(1,515,101)	(1,276,673)
Dividends	(66,339)	(63,543)
Proceeds from exercise of common stock options	16,932	19,161
Purchase of treasury stock	-	(164,582)
Other, net	(1,818)	8,011

Net cash provided by financing activities	328,519	319,785

Effect of exchange rate changes on cash	846	-

Net increase in cash and cash equivalents	307,386	95,153
Cash and cash equivalents at beginning of period	104,520	125,385

Cash and cash equivalents at end of period	$ 411,906	$ 220,538

Supplemental Disclosure
Cash paid during the period for:
Interest, net of amount capitalized	$ 190,995	$ 276,785

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As used in this document, the terms “Royal Caribbean,” the “Company,” “we,” “our” and “us” refer to Royal Caribbean Cruises Ltd., the term “Celebrity” refers to Celebrity Cruise Lines Inc., the term "Pullmantur” refers to Pullmantur S.A. and the terms “Royal Caribbean International,” “Celebrity Cruises,” “Pullmantur Cruises,” “Azamara Cruises” and “CDF Croisieres de France” refer to our five cruise brands. “The Scholar Ship” refers to our education program at sea for graduate and undergraduate students. In accordance with cruise vacation industry practice, the term “berths” is determined based on double occupancy per cabin even though many cabins can accommodate three or more passengers.

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

Note 2. Business Combination

On November 14, 2006, we completed our acquisition of Pullmantur S.A. (“Pullmantur”), a Madrid-based cruise and tour operator. We purchased all of the capital stock of Pullmantur for €436.3 million, or approximately $558.9 million. For reporting purposes, we have included Pullmantur’s results of operations on a two-month lag for the quarter and nine months ended September 30, 2007.

The acquisition was accounted for as a business combination using the purchase method of accounting under the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations”. The purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date, with the excess allocated to goodwill. Approximately €343.2 million or $439.7 million was allocated to goodwill and approximately €189.4 million or $242.6 million was allocated to acquired intangible assets. Approximately €168.6 million or $216.0 million of the acquired intangible assets was assigned to the value associated with the awareness and reputation of the Pullmantur brand among its customers and is considered an indefinite life intangible asset. Amortizable intangible assets identified of approximately €20.8 million or $26.6 million have a weighted-average useful life of approximately 4.8 years.

Note 3. Earnings Per Share

A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

	2007	2006	2007	2006

Net income	$395,000	$345,372	$532,575	$587,299
Interest on dilutive convertible notes	-	1,641	-	17,096

Net income for diluted earnings per share	$395,000	$347,013	$532,575	$604,395

Weighted-average common shares outstanding	213,039	208,129	212,667	210,239
Dilutive effect of stock options and restricted stock awards	1,256	1,433	1,503	1,745
Dilutive effect of convertible notes	-	3,964	-	12,094

Diluted weighted-average shares outstanding	214,295	213,526	214,170	224,078

Basic earnings per share:	$1.85	$1.66	$2.50	$2.79
Diluted earnings per share:	$1.84	$1.63	$2.49	$2.70

Diluted earnings per share did not include options to purchase 3.5 million and 3.3 million shares for the third quarters of 2007 and 2006, respectively, and 2.9 million and 3.3 million shares for the first nine months of 2007 and 2006, respectively, because the effect of including them would have been antidilutive.

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

Note 5. Shareholders' Equity

We declared and paid cash dividends on our common stock of $0.15 per share during the first two quarters of 2007 and 2006. We declared cash dividends on our common stock of $0.15 per share during the third quarters of 2007 and 2006. The dividends for the third quarters of 2007 and 2006 were paid in October 2007 and October 2006, respectively.

Note 6. Commitments and Contingencies

Capital Expenditures. As of September 30, 2007, the expected delivery dates and planned berths of our ships on order are as follows:

Ship	Expected Delivery Date	Approximate Berths
Royal Caribbean International:
Freedom-class:
Independence of the Seas	2nd Quarter 2008	3,600
Project Genesis:
Unnamed	3rd Quarter 2009	5,400
Unnamed	3rd Quarter 2010	5,400

Celebrity Cruises:
Solstice-class:
Celebrity Solstice	4th Quarter 2008	2,850
Celebrity Equinox	3rd Quarter 2009	2,850
Celebrity Eclipse	2nd Quarter 2010	2,850
Unnamed	3rd Quarter 2011	2,850
	Total Berths	25,800

The anticipated aggregate cost of these ships is approximately $7.0 billion, of which we have deposited $499.6 million as of September 30, 2007. Approximately 16.2% of the aggregate cost was exposed to fluctuations in the euro exchange rate at September 30, 2007. As of September 30, 2007, we anticipated overall capital expenditures, including the seven ships on order, will be approximately $1.3 billion for 2007, $1.8 billion for 2008, $2.0 billion for 2009, $2.2 billion for 2010 and $1.0 billion for 2011.

Litigation. In April 2005, a purported class action lawsuit was filed in the United States District Court for the Southern District of Florida alleging that Celebrity Cruises improperly requires its cabin stewards to share guest gratuities with assistant cabin stewards. The suit sought payment of damages, including penalty wages under the U.S. Seaman’s Wage Act. In March 2006, the Southern District of Florida dismissed the suit and held that the case should be arbitrated pursuant to the arbitration provision in Celebrity’s collective bargaining agreement. In June 2007, following an appeal by the plaintiff to the United States 11th Circuit Court of Appeals, the Court of Appeals affirmed the District Court’s order dismissing the suit. In August 2007, the Court of Appeals denied the plaintiff’s petition for re-hearing and petition for re-hearing enbanc. We are not able at this time to estimate the impact of this proceeding on us. However, we believe that we have meritorious defenses and we intend to vigorously defend against this action.

In January 2006, we partially settled a pending lawsuit against Rolls Royce and Alstom Power Conversion, co-producers of the Mermaid pod-propulsion system on Millennium-class ships, for the recurring Mermaid pod failures. Under the terms of the partial settlement, we received $38.0 million from Alstom and released them from the suit, which remains pending against Rolls Royce. The $38.0 million settlement resulted in a gain of $36.0 million, net of reimbursements to insurance companies, which we have recorded within other income in our consolidated statements of operations for the nine month period ended September 30, 2006.

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

In June 2006, a federal court jury in New York awarded Celebrity Cruises approximately $193.0 million, exclusive of pre-judgment interest and attorneys fees, in a lawsuit against Essef Corp. for damages stemming from a 1994 outbreak of Legionnaires' disease on one of Celebrity's ships. In January 2007, the trial court rejected that portion of the jury's award attributed to Celebrity's claim for loss of Celebrity's enterprise value and ordered a new trial to redetermine the amount of lost profits sustained by Celebrity. A retrial was held in June 2007 and the jury awarded Celebrity Cruises approximately $15.0 million. When combined with approximately $10.0 million of the original award not subject to a retrial, Celebrity has been awarded a total of approximately $25.0 million in the lawsuit, exclusive of pre-judgment interest and attorneys fees. The verdict is subject to appeal and, due to the ongoing nature of the proceedings, the ultimate financial impact to Celebrity is undetermined at this time. As a result no portion of this award has been reflected in our financial statements.

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

The Miami District Office of the U.S. Equal Employment Opportunity Commission (“EEOC”) has alleged that certain of our shipboard employment practices do not comply with U.S. employment laws. In June 2007, the EEOC proposed payment of monetary sanctions and certain remedial actions. We are reviewing the matter with the EEOC, and no legal proceedings have been initiated. We do not believe that this matter will have a material adverse effect upon our financial condition, results of operations or liquidity.

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

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

	2007	2006	2007	2006

Net income	$395,000	$345,372	$532,575	$587,299
Changes related to cash flow derivative hedges	57,172	(21,992)	94,941	9,459
Currency translation adjustment	4,474	-	1,453	-

Total comprehensive income	$456,646	$323,380	$628,969	$596,758

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

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Under SFAS 159, entities will have the option to measure certain financial instruments and other items at fair value that are not currently required to be measured at fair value. This statement expands the use of fair value measurement and applies to entities that elect the fair value option at a specified election date. SFAS 159 is effective the first fiscal year beginning after November 15, 2007. We are currently evaluating the impact of SFAS 159, but do not expect the adoption will have a material impact on our consolidated financial statements.

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

Net Revenues represent total revenues less commissions, transportation and other expenses and onboard and other expenses (each of which is described under the Overview heading).

Net Yields represent Net Revenues per APCD. We utilize Net Revenues and Net Yields to manage our business on a day-to-day basis as we believe that it is the most relevant measure of our pricing performance because it reflects the cruise revenues earned by us net of our most significant variable costs, which are commissions, transportation and other expenses and onboard and other expenses. A reconciliation of historical Gross Yields to Net Yields is provided below under Summary of Historical Results of Operations. We have not provided a quantitative reconciliation of projected Gross Yields to projected Net Yields due to the significant uncertainty in projecting the costs deducted to arrive at this measure. Accordingly, we do not believe that reconciling information for such projected figures would be meaningful.

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

•	Payroll and related expenses consist of costs for shipboard personnel.

•	Food expenses include food costs for both passengers and crew.

•	Fuel expenses include fuel and related delivery and storage costs, net of the financial impact of fuel swap agreements.

•

Other operating expenses consist primarily of operating costs such as repairs and maintenance, port costs that do not vary with passenger head counts, vessel operating lease costs, Pullmantur’s land-based tours, vessel related insurance and entertainment.

We do not allocate payroll and related costs, food costs, fuel costs or other operating costs to the expense categories attributable to passenger ticket revenues or onboard and other revenues since they are incurred to provide the total cruise vacation experience.

Summary of Historical Results of Operations

We experienced an improved demand environment during the third quarter of 2007 compared to the same period in 2006, resulting in a 4.1% increase in Net Yields. Our increase in capacity of 13.7% combined with a 5.0% increase in Gross Yields resulted in an increase in total revenues of 19.4% for the third quarter of 2007 compared to the same period in 2006. The increase in total revenues was partially offset by an increase in expenses primarily due to the increase in capacity and the acquisition of Pullmantur. As a result, our net income was $395.0 million or $1.84 per share on a diluted basis for the third quarter of 2007 compared to $345.4 million or $1.63 per share for the third quarter of 2006.

Highlights for the third quarter of 2007 include:

•

Total revenues increased by approximately 19.4% to $2.0 billion from total revenues of $1.6 billion for the same period in 2006. Net Yields increased by approximately 4.1% compared to the same period in 2006.

•	Net Cruise Costs per APCD increased by approximately 6.4% compared to the same period in 2006.

•

Net Debt-to-Capital increased to 45.2% as of September 30, 2007 compared to 41.2% as of September 30, 2006. Similarly, our Debt-to-Capital ratio increased to 47.0% as of September 30, 2007 compared to 42.4% as of September 30, 2006.

•

We launched our new cruise brand CDF Croisieres de France which will serve the French market and will begin sailings in May 2008. In 2008, Holiday Dream will be redeployed from Pullmantur Cruises to CDF Croisieres de France and will sail under the name Bleu de France.

•	We redeployed Blue Moon from Pullmantur Cruises to Azamara Cruises to sail under the name Azamara Quest.

•

The Scholar Ship, our education program at sea for graduate and undergraduate students, commenced its first semester. We lease a 29,000-ton ocean liner under a vessel operating lease agreement that was renovated into the program’s first campus at sea.

Our revenues are seasonal based on the demand for cruises. Demand is strongest for cruises during the summer months and holidays.

The following table presents historical operating data as a percentage of total revenues:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

	2007	2006	2007	2006

Passenger ticket revenues	72.8	74.0	72.2	73.8
Onboard and other revenues	27.2	26.0	27.8	26.2

Total revenues	100.0%	100.0%	100.0%	100.0%

Cruise operating expenses
Commissions, transportation and other	18.2	17.7	18.1	17.7
Onboard and other	7.6	7.5	6.8	6.6
Payroll and related	7.8	7.9	9.3	9.1
Food	4.5	4.6	5.1	5.1
Fuel	7.2	7.7	8.3	8.8
Other operating	13.5	12.3	15.9	14.0

Total cruise operating expenses	58.8	57.7	63.5	61.3
Marketing, selling and administrative expenses	10.2	10.0	12.4	12.7
Depreciation and amortization expenses	6.3	6.7	7.7	7.7

Operating income	24.7	25.6	16.4	18.3
Other income (expense)	(4.5)	(4.5)	(5.0)	(3.9)

Net income	20.2%	21.1%	11.4%	14.4%

Selected historical statistical information is shown in the following table:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

	2007	2006	2007	2006

Passengers Carried	1,054,422	957,019	2,932,981	2,698,770
Passenger Cruise Days	7,277,757	6,428,544	19,711,739	17,749,885
APCD	6,668,881	5,865,782	18,526,888	16,543,430
Occupancy	109.1%	109.6%	106.4%	107.3%

Gross Yields and Net Yields were calculated as follows (in thousands, except APCD and Yields):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

	2007	2006	2007	2006

Passenger ticket revenues	$1,423,179	$1,211,758	$3,360,586	$3,006,928
Onboard and other revenue	530,413	425,093	1,297,459	1,069,443

Total revenues	1,953,592	1,636,851	4,658,045	4,076,371

Less:
Commissions, transportation and other	356,471	289,462	844,784	720,460
Onboard and other	148,218	123,167	316,792	267,945

Net revenues	$1,448,903	$1,224,222	$3,496,469	$3,087,966

APCD	6,668,881	5,865,782	18,526,888	16,543,430
Gross Yields	$ 292.94	$ 279.05	$ 251.42	$ 246.40
Net Yields	$ 217.26	$ 208.71	$ 188.72	$ 186.66

Gross Cruise Costs and Net Cruise Costs were calculated as follows (in thousands, except APCD and costs per APCD):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

	2007	2006	2007	2006

Total cruise operating expenses	$1,149,244	$944,166	$2,956,112	$2,499,273
Marketing, selling and administrative expenses	199,169	163,745	578,547	518,681

Gross Cruise Costs	1,348,413	1,107,911	3,534,659	3,017,954

Less:
Commissions, transportation and other	356,471	289,462	844,784	720,460
Onboard and other	148,218	123,167	316,792	267,945

Net Cruise Costs	$843,724	$695,282	$2,373,083	$2,029,549

APCD	6,668,881	5,865,782	18,526,888	16,543,430
Gross Cruise Costs per APCD	$ 202.19	$ 188.88	$ 190.79	$ 182.43
Net Cruise Costs per APCD	$ 126.52	$ 118.53	$ 128.09	$ 122.68

      Net Debt-to-Capital was calculated as follows (in thousands):

	As of
	September 30,

	2007	2006

Long-term debt, net of current portion	$ 5,350,523	$ 4,181,502
Current portion of long-term debt	558,618	268,638

Total debt	5,909,141	4,450,140
Less: Cash and cash equivalents	411,906	220,538

Net Debt	$ 5,497,235	$ 4,229,602

Total shareholders’ equity	$ 6,655,457	$ 6,043,134
Total debt	5,909,141	4,450,140

Total debt and shareholder’s equity	12,564,598	10,493,274

Debt-to-Capital	47.0%	42.4%
Net Debt	5,497,235	4,229,602

Net Debt and shareholder’s equity	$ 12,152,692	$ 10,272,736

Net Debt-to-Capital	45.2%	41.2%

Outlook

Fourth Quarter 2007

We anticipate the following estimates for the fourth quarter of 2007. For purposes of comparison to the fourth quarter of 2006, “comparable” estimates exclude Pullmantur.

We expect Net Yields will increase approximately 9% compared to 2006, and on a comparable basis will increase approximately 2%.

We expect Net Cruise Costs per APCD to increase in the range of 8% to 9% compared to 2006, and on a comparable basis to increase approximately 2%. Excluding fuel, we expect Net Cruise Costs per APCD to increase approximately 10%, and on a comparable basis to increase approximately 2%.

If fuel prices for the fourth quarter of 2007 remain at the level of current “at-the-pump” prices including any hedge impacts, fuel expenses for the fourth quarter of 2007 will be $137.0 million or $440 per metric ton. We are currently 42% hedged for the fourth quarter of 2007 and estimate that a 10% change in the market price of fuel would result in an $8.0 million change in fuel costs for the fourth quarter of 2007, after taking into account existing hedges.

We expect a 13.6% increase in capacity, driven by the acquisition of Pullmantur, and the April delivery of Liberty of the Seas. On a comparable basis we expect a 4.7% increase in capacity.

Depreciation and amortization is expected to be in the range of $125.0 million to $130.0 million and interest expense is expected to be in the range of $83.0 million to $88.0 million.

Based on the expectations contained in this Outlook section, and assuming that fuel prices remain at the level of current “at-the-pump” prices, we expect fourth quarter 2007 earnings per share to be in the range of $0.32 to $0.37.

Full Year 2007

We anticipate the following estimates for the full year 2007. For purposes of comparison to full year 2006, “comparable” estimates exclude Pullmantur.

We expect Net Yields to increase approximately 3% compared to 2006, and on a comparable basis to be relatively flat.

We expect Net Cruise Costs per APCD to increase in the range of 5% to 6% compared to 2006, and on a comparable basis to be relatively flat. Excluding fuel, we expect Net Cruise Costs per APCD to increase in the range of 7% to 8% compared to 2006, and on a comparable basis to be flat to an increase of approximately 1%.

We expect a 12.4% increase in capacity in 2007, driven by the acquisition of Pullmantur, the April delivery of Liberty of the Seas, and a full year of operating Freedom of the Seas. On a comparable basis, we expect a 4.8% increase in capacity.

Depreciation and amortization is expected to be in the range of $485.0 million to $490.0 million, and interest expense is expected to be in the range of $334.0 million to $339.0 million.

Based on the expectations contained in this Outlook section, and assuming that fuel prices remain at the level of current “at-the-pump” prices, we expect full year 2007 earnings per share to be in the range of $2.80 to $2.85.

First Quarter and Full Year 2008

We anticipate the following estimates for the first quarter and the full year 2008. Pullmantur will be included in 2007 and 2008, thus, we will no longer exclude Pullmantur from our estimates.

We expect Net Yields to increase in the mid-single digits for the first quarter of 2008. While it is still too early to quantify projections for the full year 2008, management is optimistic that the current demand environment will result in positive yield performance for the full year.

If fuel prices for 2008 remain at the level of current “at-the-pump” prices including any hedge impacts, fuel expenses for the first quarter of 2008 and the full year 2008 will be $132.0 million or $436 per metric ton and $560.0 million or $452 per metric ton, respectively. We are currently 44% hedged for the first quarter of 2008 and 38% hedged for the full year 2008. We estimate that a 10% change in the market price of fuel would result in a $7.0 million change in fuel costs for the first quarter of 2008 and a $35.0 million change for the full year 2008, after taking into account existing hedges.

Quarter Ended September 30, 2007 Compared to Quarter Ended September 30, 2006

Revenues

Net revenues increased 18.4% in 2007 compared to the same period in 2006 primarily due to a 13.7% increase in capacity and 4.1% increase in Net Yields. The increase in capacity was primarily due to the acquisition of Pullmantur and the addition of Liberty of the Seas, which entered service in May 2007. The increase in Net Yields was primarily due to the addition of Pullmantur’s tour business which adds revenues without corresponding capacity and an increase in ticket prices. Occupancy in 2007 was 109.1% compared to 109.6% for the same period in 2006. Gross Yields increased 5.0% in 2007 compared to 2006 primarily due to the same reasons discussed above for Net Yields.

Concession revenues, included within onboard and other revenues, increased to $69.4 million in 2007 compared to $62.9 million for the same period in 2006 primarily due to the addition of Liberty of the Seas and the acquisition of Pullmantur, partially offset by changes in passenger spending as a result of changes in itineraries.

Expenses

Net Cruise Costs increased 21.4% in 2007 compared to the same period in 2006 primarily due to a 13.7% increase in capacity and a 6.7% increase in Net Cruise Costs per APCD. The increase in Net Cruise Costs per APCD was primarily due to increases in other operating expenses and marketing, selling and administrative expenses. Other operating expenses increased primarily due to the addition of Pullmantur’s tour business which adds costs without corresponding capacity. The increase in marketing, selling and administrative expenses was primarily attributed to costs associated with the addition of Pullmantur and to a lesser extent timing of marketing expenses. Gross Cruise Costs increased 21.7% in 2007 compared to the same period in 2006 primarily due to the same reasons discussed above for Net Cruise Costs.

Depreciation and amortization expenses increased 11.9% in 2007 compared to the same period in 2006. The increase was primarily due to the addition of Liberty of the Seas, the addition of the Pullmantur fleet, and depreciation associated with ship revitalizations.

Other Income (Expense)

Gross interest expense increased to $95.3 million in 2007 from $77.8 million for the same period in 2006. The increase was primarily attributable to a higher average debt level offset by a slight decrease in interest rates. Interest capitalized during 2007 increased to $10.0 million from $6.0 million during the same period in 2006 primarily due to a higher average level of investment in ships under construction.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Revenues

Net revenues increased 13.2% in 2007 compared to the same period in 2006 primarily due to a 12.0% increase in capacity and a 1.1% increase in Net Yields. The increase in capacity was primarily due to the acquisition of Pullmantur, the addition of Freedom of the Seas, which entered service in June 2006 and the addition of Liberty of the Seas, which entered service in May 2007. The increase in Net Yields was primarily due to the addition of Pullmantur’s tour business which adds revenues without corresponding capacity partially offset by decreases in ticket prices and onboard spending. The decreases in ticket prices and onboard spending were primarily attributed to lower demand and general economic conditions affecting the discretionary spending of our customers experienced primarily during the first quarter of 2007. Occupancy in 2007 was 106.4% compared to 107.3% for the same period in 2006. Gross Yields increased 2.0% in 2007 compared to 2006 primarily due to the same reasons discussed above for Net Yields.

Concession revenues, included within onboard and other revenues, increased to $185.9 million in 2007 compared to $171.4 million for the same period in 2006 primarily due to the addition of Freedom of the Seas, the addition of Liberty of the Seas, and the acquisition of Pullmantur, partially offset by changes in passenger spending as a result of changes in itineraries.

Expenses

Net Cruise Costs increased 16.9% in 2007 compared to the same period in 2006 primarily due to a 12.0% increase in capacity and a 4.4% increase in Net Cruise Costs per APCD. The increase in Net Cruise Costs per APCD was primarily attributed to increases in other operating expenses. Other operating expenses increased primarily due to the addition of Pullmantur’s tour business which adds costs without corresponding capacity. The increase in Net Cruise Costs per APCD was partially offset by the decrease in fuel expenses compared to the same period in 2006. Total fuel expenses (net of the financial impact of fuel swap agreements) for 2007 decreased 1.6% per metric ton. As a percentage of total revenues, fuel expenses were 8.3% and 8.8% in 2007 and 2006, respectively. Gross Cruise Costs increased 17.1% in 2007 compared to 2006 primarily due to the same reasons discussed above for Net Cruise Costs.

Depreciation and amortization expenses increased 14.8% in 2007 compared to the same period in 2006. The increase was primarily due the addition of the Pullmantur fleet, the addition of Freedom of the Seas, the addition of Liberty of the Seas and depreciation associated with ship revitalizations.

Other Income (Expense)

Gross interest expense increased to $280.4 million in 2007 from $215.5 million for the same period in 2006. The increase was primarily attributable to a higher average debt level and, to a lesser extent, higher interest rates. Interest capitalized during 2007 increased to $29.1 million from $19.3 million during the same period in 2006 primarily due to a higher average level of investment in ships under construction.

Other income decreased to $3.8 million from $26.7 million for the same period in 2006 primarily due to the partial settlement in January 2006 of a pending lawsuit against Rolls Royce and Alstom Power Conversion, co-producers of the mermaid pod-propulsion system on Millennium-class ships, for the recurring Mermaid pod failures. Under the terms of the partial settlement, we received $38.0 million from Alstom and released them from the suit, which remains pending against Rolls Royce. The $38.0 million settlement resulted in a gain of $36.0 million, net of reimbursements to insurance companies.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash flow generated from operations provides us with a significant source of liquidity. Net cash provided by operating activities was $1.2 billion for the first nine months of 2007 compared to $908.0 million for the same period in 2006. This increase was primarily a result of an increase in customer deposits of approximately $273.4 million and an increase in accrued expenses and other liabilities of approximately $212.9 million. The increase was also due to approximately $121.2 million in payments of accreted interest on the LYONs repurchase in the first nine months of 2006 that did not recur in the first nine months of 2007. This increase was partially offset by a decrease in net income of approximately $54.7 million, an increase in trade and other receivables of approximately $146.6 million and an increase in prepaid expenses and other assets of approximately $60.0 million.

Net cash used in investing activities was $1.2 billion for the first nine months of 2007 compared to $1.1 billion for the same period in 2006. The increase was primarily due to an increase in capital expenditures of approximately $205.6 million partially offset by the purchase of $100.0 million of notes from First Choice Holidays PLC during the first nine months of 2006 that did not recur in the first nine months of 2007. Our capital expenditures increased to approximately $1.2 billion for the first nine months of 2007 from $1.0 billion for the same period in 2006, primarily due to the purchase of Pacific Star and the increase in number of ships under construction.

Net cash provided by financing activities was $328.5 million in the first nine months of 2007 compared to $319.8 million for the same period in 2006. The change was primarily due to an increase in repayments of debt of approximately $238.4 million partially offset by an increase in proceeds from debt issuances of approximately $98.8 million during the first nine months in 2007 compared to the same period in 2006. The change was also partially offset by $164.6 million of treasury stock purchased in the first nine months of 2006 that did not recur in the first nine months of 2007. During the first nine months of 2007, we received net proceeds of €990.9 million, or approximately $1.3 billion, from a bond offering consisting of approximately €1.0 billion, or approximately $1.3 billion, of 5.625% senior unsecured notes due 2014. In addition, we received $589.0 million through an unsecured term loan due through 2014 to purchase Liberty of the Seas and drew $20.0 million on our unsecured revolving credit facility. During the first nine months of 2007, we made debt repayments on various loan facilities and capital leases, including a payment of approximately $906.5 million to retire the €701.0 million outstanding balance on our unsecured bridge loan facility. In addition, we made approximately $465.0 million in payments towards our unsecured revolving credit facility and a payment of approximately $61.2 million to repay term loans secured by two Celebrity ships. Approximately $28.9 million of the $61.2 million payment represents a payment made in advance of scheduled maturity. During the first nine months of 2007, we received $16.9 million in connection with the exercise of common stock options and paid cash dividends on our common stock of $66.3 million. Net Debt-to-Capital increased to 45.2% as of September 30, 2007 compared to 41.2% for the same period in 2006.

Interest capitalized during the first nine months of 2007 increased to $29.1 million from $19.3 million for the same period in 2006 due to a higher average level of investment in ships under construction.

Future Capital Commitments

As of September 30, 2007, we had on order one Freedom-class ship and two Genesis-class ships for Royal Caribbean International, and four Solstice-class ships designated for Celebrity Cruises, for an aggregate additional capacity of approximately 25,800 berths. The anticipated aggregate cost of the seven ships on order is approximately $7.0 billion, of which we have deposited $499.6 million as of September 30, 2007. Approximately 16.2% of the aggregate cost of the ships was exposed to fluctuations in the euro exchange rate at September 30, 2007.

As of September 30, 2007, we anticipated overall capital expenditures, including the seven ships on order, will be approximately $1.3 billion for 2007, $1.8 billion for 2008, $2.0 billion for 2009, $2.2 billion for 2010 and $1.0 billion for 2011.

Contractual Obligations and Off-Balance Sheet Arrangements

As of September 30, 2007, our contractual obligations were as follows (in thousands):

	Payments due by period

		Less than 1	1-3	3-5	More than 5
	Total	year	years	years	years

Long-term debt obligations(1)	$5,860,509	$556,618	$944,538	$1,000,010	$3,359,343
Capital lease obligations(1)	48,632	2,000	4,038	3,323	39,271
Operating lease obligations(2)(3)	576,933	67,053	119,939	352,376	37,565
Ship purchase obligations(4)	5,539,666	779,088	4,093,064	667,514	-
Other(5)	403,787	83,123	127,054	58,170	135,440

Total	$12,429,527	$1,487,882	$5,288,633	$2,081,393	$3,571,619

(1)	Amounts exclude interest.
(2)	We are obligated under noncancelable operating leases primarily for a ship, offices, warehouses and motor vehicles.
(3)

Under the Brilliance of the Seas lease agreement, we may be required to make a termination payment of approximately £126.0 million, or approximately $258.1 million based on the exchange rate at September 30, 2007, if the lease is canceled in 2012. This amount is included in the 3-5 years column.

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

Funding Sources

As of September 30, 2007, our liquidity was $1.6 billion consisting of approximately $0.4 billion in cash and cash equivalents and $1.2 billion available under our unsecured revolving credit facility. We have contractual obligations of approximately $1.5 billion due during the twelve-month period ending September 30, 2008. We anticipate these contractual obligations could be funded through a combination of cash flows from operations, drawdowns under our available unsecured revolving credit facility, the incurrence of additional indebtedness and the sales of equity or debt securities in private or public securities markets. Although we believe our existing unsecured revolving credit facility, cash flows from operations, our ability to obtain new borrowings and/or raise new capital or a combination of these sources will be sufficient to fund operations, debt payment requirements, capital expenditures and other commitments over the next twelve-month period, there can be no assurances that these sources of cash will be available in accordance with our expectations.

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

Our financing agreements contain covenants that require us, among other things, to maintain minimum net worth, fixed charge coverage ratio and limit our net debt-to-capital ratio. We were in compliance with all covenants as of September 30, 2007.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 during the quarter ended September 30, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As reported in our annual report on Form 10-K for the year ended December 31, 2006, a purported class action lawsuit was filed in April 2005 in the United States District Court of the Southern District of Florida alleging that Celebrity Cruises improperly requires its cabin stewards to share guest gratuities with assistant cabin stewards. The suit sought payment of damages, including penalty wages under the U.S. Seaman’s Wage Act. In March 2006, the Southern District of Florida dismissed the suit and held that the case should be arbitrated pursuant to the arbitration provision in Celebrity’s collective bargaining agreement. In June 2007, following an appeal by the plaintiff to the United States 11th Circuit Court of Appeals, the Court of Appeals affirmed the district court’s order dismissing the suit. In August 2007, the Court of Appeals denied the plaintiff’s petition for re-hearing and petition for re-hearing enbanc.

Item 6. Exhibits

10.1	Amended and Restated Trust Agreement dated September 21, 2007 between Royal Caribbean Cruises Ltd. and Northern Trust, N.A.

10.2	Cruise Policy effective as of October 3, 2007 for Members of the Board of Directors of Royal Caribbean Cruises Ltd.

31	Certifications required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934.

32	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  ROYAL CARIBBEAN CRUISES LTD.

(Registrant)

/s/ Brian J. Rice
Brian J. Rice
Executive Vice President and
Chief Financial Officer
Date: October 22, 2007	(Principal Financial Officer)