Form 10-K
period 2007-12-31
ROYAL CARIBBEAN CRUISES LTD
filed 2008-02-19
CIK 884887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act).

☒ large accelerated filer   [  ] accelerated filer    [  ] non-accelerated filer   [  ] smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes [  ] No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $5.7 billion as of the last business day of the registrant’s most recently completed second fiscal quarter.

There were 213,262,240 shares of common stock outstanding as of February 12, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

The information required under Part III of this report is incorporated herein by reference to registrant's definitive proxy statement for the 2008 Annual Meeting of Shareholders.

ROYAL CARIBBEAN CRUISES LTD.

PART I

As used in this Annual Report on Form 10-K, the terms “Royal Caribbean,” the “Company,” “we,” “our” and “us” refer to Royal Caribbean Cruises Ltd., the term "Pullmantur” refers to Pullmantur S.A. and the terms “Royal Caribbean International,” “Celebrity Cruises,” “Pullmantur Cruises,” “Azamara Cruises” and “CDF Croisières de France” refer to our cruise brands. In accordance with cruise vacation industry practice, the term “berths” is determined based on double occupancy per cabin even though many cabins can accommodate three or more passengers.

Item 1. Business

General

Royal Caribbean International was founded in 1968. The current parent corporation, Royal Caribbean Cruises Ltd., was incorporated on July 23, 1985 in the Republic of Liberia under the Business Corporation Act of Liberia.

We are the world’s second largest cruise company operating 35 ships in the cruise vacation industry with approximately 71,200 berths as of December 31, 2007. We own five cruise brands, Royal Caribbean International, Celebrity Cruises, Pullmantur Cruises, Azamara Cruises, and CDF Croisières de France. In addition, we have a 50% investment in a joint venture with TUI Travel PLC (“TUI Travel”), formerly First Choice Holidays PLC, which operates the brand Island Cruises. Our cruise brands primarily serve the contemporary, premium and deluxe segments of the cruise vacation industry, which also includes the budget and luxury segments. Our ships operate on a selection of worldwide itineraries that call on approximately 380 destinations. We compete principally on the basis of quality of ships, quality of service, variety of itineraries and price.

Historically, our primary focus has been to serve the North American cruise market through our two main global cruise brands, Royal Caribbean International and Celebrity Cruises. Throughout the years, we have expanded our focus to increase international passenger sourcing by opening offices in the United Kingdom, Germany, Norway, Italy, Spain, and, during 2007, in Singapore and China.

We recently further expanded our global base through our 2006 acquisition of Pullmantur Cruises, which provides us with a brand to serve the cruise markets in Spain and Latin America. Our announced launch in September 2007 of CDF Croisières de France will provide us with a custom-tailored product targeted to the cruise market in France beginning in May 2008. In December 2007, we announced a joint venture with TUI AG which, subject to closing, will result in the formation of a German cruise line under the name of TUI Cruises.

In addition to increasing our international passenger sourcing, the launch of Azamara Cruises in 2007 provides us with a new global cruise brand designed to serve the emerging deluxe cruise segment between the premium and luxury segments, primarily in the North American cruise market. Our commitment to acquire state-of-the-art ships, along with our continuous maintenance programs and revitalizations to incorporate our current signature brand elements provides us with the flexibility to deploy our ships among our brand portfolio and expand into growing international markets.

Royal Caribbean International

Royal Caribbean International serves the contemporary and premium segments of the cruise vacation industry. The contemporary segment is served by cruises that are generally seven nights or shorter and feature a casual ambiance. The premium segment is served by cruises that are generally seven to 14 nights and appeal to the more experienced passenger who is usually more affluent. Royal Caribbean International operates 21 ships with approximately 51,500 berths, offering cruise itineraries that range from two to 18 nights. Royal Caribbean International offers a variety of itineraries to destinations worldwide, including Alaska, Asia, Australia, the Caribbean, Europe, Hawaii, Latin America and New Zealand.

Royal Caribbean International’s strategy is to attract an array of vacationing consumers in the contemporary segment by providing a wide variety of itineraries and cruise lengths with multiple innovative options for onboard dining, entertainment and other onboard activities. Royal Caribbean International offers a wide array of onboard services, amenities and activities, including swimming pools, sun decks, beauty salons, exercise and spa facilities, ice skating rinks, in-line skating, basketball courts, rock climbing walls, surf machines, bungee jumping trampolines, miniature golf courses, an interactive waterpark called the H2O Zone™, gaming facilities, lounges, bars, Las Vegas-style entertainment, cinemas, and “Royal Promenades” which are boulevards with shopping, dining and entertainment venues. Additionally, Royal Caribbean International offers a variety of shore excursions at each port of call. We believe that the variety and quality of Royal Caribbean International’s product offerings represent excellent value to consumers, especially to couples and families traveling with children. Because of the brand’s extensive product offerings, we believe Royal Caribbean International is well positioned to attract new consumers to the cruise vacation industry and to continue to bring passengers back for their next vacation. While the brand is positioned at the upper end of the contemporary segment, we believe that Royal Caribbean International’s quality enables it to attract consumers from the premium segment as well, thereby achieving one of the broadest market coverages of any of the major brands in the cruise vacation industry.

Celebrity Cruises

Celebrity Cruises primarily serves the premium segment of the cruise vacation industry. Celebrity Cruises operates eight ships with approximately 13,800 berths, offering various cruise itineraries that range from two to 16 nights.

Celebrity Cruises’ strategy is to attract experienced cruise passengers who appreciate and value the high quality, service-focused experience the brand offers. Celebrity Cruises offers a global cruise experience by providing a variety of cruise lengths and itineraries to premium destinations throughout the world and by deploying a high proportion of its fleet in seasonal markets (i.e. Alaska, Australia, Bermuda, Europe, Hawaii, New Zealand, the Panama Canal and South America). Celebrity Cruises delivers an intimate experience onboard upscale ships that offer extensive spa facilities, fine dining, personalized service, and a high staff-to-passenger ratio. These are the hallmarks of the premium cruise vacation segment.

Pullmantur Cruises

In November 2006, we completed our acquisition of Pullmantur S.A., the largest cruise operator in Spain, which we currently operate as our Pullmantur Cruises brand. Pullmantur Cruises serves the contemporary segment of the Spanish and Latin American cruise markets. Pullmantur Cruises operates four ships with approximately 4,500 berths, offering various seven-night cruise itineraries. In addition, Pullmantur Cruises has tour operations, and owns a minority interest in a small air business that operates two aircraft in support of its cruise and tour operations.

Pullmantur Cruises’ strategy is to attract cruise passengers by providing a variety of cruising options and land-based travel packages. Pullmantur Cruises offers a variety of cruise itineraries to the Caribbean, the Mediterranean and the Baltic. Pullmantur Cruises offers a wide variety of onboard activities and services to passengers, including exercise facilities, swimming pools, beauty salons, gaming facilities, and shopping, dining and entertainment venues. Pullmantur Cruises’ tour operations sell land-based travel packages to Spanish guests including hotels and flights primarily to Caribbean resorts, and sells land-based tour packages to Europe aimed at Latin American guests.

In May 2007, Zenith was redeployed from Celebrity Cruises to Pullmantur Cruises. Before its redeployment to the Pullmantur Cruises brand, Zenith underwent extensive renovations to increase the number of cabins, verandas, enlarge public areas and customize the ship for Spanish and Latin American guests.

In May 2007, Pullmantur Cruises purchased the 1,000-berth Pacific Star and will take possession of the ship in March 2008, at which time it will begin sailing under the name Ocean Dream. Currently, the ship is chartered under a bareboat charter to a third party.

Empress of the Seas and Sovereign of the Seas will be redeployed from Royal Caribbean International to Pullmantur Cruises in March 2008 and November 2008, respectively. Before redeployment to Pullmantur Cruises, each ship will undergo extensive renovations to incorporate Pullmantur Cruises’ signature elements.

Azamara Cruises

In May 2007, we introduced a new cruise brand, Azamara Cruises, designed to serve the emerging deluxe cruise segment between the premium and luxury segments of the North American cruise market. Azamara Cruises operates two ships with approximately 1,400 berths, offering various cruise itineraries that range from ten to 24 nights and appeal to the more experienced passenger who is usually more affluent.

Azamara Cruises’ strategy is to attract experienced cruise passengers seeking a more intimate onboard experience, a high level of service and itineraries to a variety of unique destinations. Azamara Cruises currently offers itineraries to Bermuda, the Caribbean and the Panama Canal. Azamara Cruises will begin offering additional itineraries to Asia, Europe and South America in 2008. Azamara Cruises will also expand its itineraries with around-the-world voyages beginning in 2010. Azamara Cruises offers a wide array of onboard services, amenities and activities, including gaming facilities, fine dining and interactive entertainment venues.

In May 2007, Blue Dream was redeployed from Pullmantur Cruises to Azamara Cruises, and is sailing under the name Azamara Journey. In September 2007, Blue Moon was also redeployed from Pullmantur Cruises to Azamara Cruises and is sailing under the name Azamara Quest. Before redeployment to the Azamara Cruises brand, each ship underwent extensive renovations to incorporate Azamara Cruises’ signature elements.

CDF Croisières de France

In September 2007, we launched a second new cruise brand, CDF Croisières de France. CDF Croisières de France is designed to serve the contemporary segment of the French cruise market and increases our global presence by providing us with a brand custom-tailored for French cruise guests. In April 2008, Holiday Dream, a 750-berth ship, will be redeployed from Pullmantur Cruises to CDF Croisières de France to serve as its first ship and will sail under the name Bleu de France beginning in May 2008. Before redeployment to CDF Croisières de France, Holiday Dream will undergo extensive renovations to customize the ship for French guests.

CDF Croisières de France will offer seasonal seven-night itineraries to the Mediterranean and the Caribbean beginning in May 2008. CDF Croisières de France will offer a variety of onboard services, amenities and activities, including entertainment venues, exercise and spa facilities, fine dining, and gaming facilities.

Island Cruises

We have a joint venture with TUI Travel, one of the largest integrated tour operators in the United Kingdom. This joint venture operates Island Cruises, a cruise brand designed to serve the budget segment of the cruise vacation industry. Island Cruises offers itineraries designed to attract passengers from the United Kingdom and Brazil. Island Cruises operates a 1,500-berth ship sailing under the name Island Escape and a 1,350-berth ship sailing under the name Island Star which was formerly Celebrity Cruises’ Horizon. Celebrity Cruises charters Island Star to Island Cruises under a six-year agreement through 2011.

Other

The Scholar Ship, our education program at sea for graduate and undergraduate students, commenced its first semester during the third quarter of 2007. The Scholar Ship operates a 29,000-ton ocean liner under a seasonal vessel operating lease agreement.

In December 2007, we entered into a joint venture agreement with TUI AG, a European tourism and shipping company which owns 51% of TUI Travel. The completion of the joint venture is contingent on obtaining regulatory/board approvals and other customary closing conditions. If concluded, the joint venture will operate a cruise brand, TUI Cruises, designed to serve the contemporary and premium segments of the German cruise market by offering a custom-tailored product for German cruise guests. TUI Cruises is scheduled to begin service with one ship in early 2009, and intends to expand with the delivery of two newly constructed ships in 2011 and 2012.

Industry

Cruising continues to represent a small but growing sector of the overall vacation market. Cruise lines compete with other vacation alternatives such as land-based resort hotels and sightseeing destinations for consumers’ leisure time. Demand for such activities is influenced by geo-political and general economic conditions. Industry data indicates that a significant portion of cruise passengers carried are first-time cruisers. We believe this presents an opportunity for growth and a potential for increased market share through the expansion of our fleet.

We estimate that the global cruise industry carried 16.6 million cruise passengers in 2007 compared to 15.3 million cruise passengers carried in 2006. According to our estimates, the global cruise market was served by an estimated 187 ships with approximately 231,000 berths at the beginning of 2003. We estimate that this capacity increased to approximately 331,000 berths on approximately 229 ships by the end of 2007. There are approximately 38 ships with an estimated 98,000 berths that are expected to be placed in service in the global cruise market between 2008 and 2011.

North America represents the primary source of our cruise passengers and has experienced a compound annual growth rate of approximately 8.5% since 1970. From 2003 to 2007 North America has experienced a compound annual growth rate in cruise passengers of approximately 6.0%. We estimate that North America was served by 119 ships with approximately 173,000 berths at the beginning of 2003 and by 148 ships with approximately 248,000 berths by the end of 2007. There are approximately 25 ships with an estimated 71,000 berths that are expected to be placed in service in the North American cruise market between 2008 and 2011.

The following table details the growth in the global and North American cruise markets in terms of cruise passengers and estimated weighted-average berths over the past five years:

Year	Global Cruise Passengers(1)	Weighted -Average Supply of Berths Marketed Globally(1)	North American Cruise Passengers(2)	Weighted-Average Supply of Berths Marketed in North America(1)
2003	13,110,000	243,000	8,195,000	183,000
2004	13,757,000	265,000	9,108,000	207,000
2005	14,818,000	282,000	9,909,000	216,000
2006	15,309,000	299,000	10,080,000	227,000
2007	16,586,000	323,000	10,330,000	242,000

__________

(1)	Source: Our estimates.
(2)	Source: Cruise Line International Association based on cruise passengers carried for at least two consecutive nights.

In response to experiencing more attractive pricing in certain markets outside North America, we have been redeploying some of the ships in our Royal Caribbean International and Celebrity Cruises brands from the North American market to Europe, Latin America and Asia. This redeployment has contributed to an increase in the growth of our global cruise brands outside of the North American market.

We compete with a number of cruise lines; however, our principal competitors are Carnival Corporation & plc, which owns, among others, Carnival Cruise Lines, Princess Cruises, Costa Cruises, Holland America Line, P&O Cruises, Cunard Line and Aida Cruises; Star Cruises; NCL Corporation Ltd., which owns, among others, Norwegian Cruise Line; Mediterranean Shipping Company, which owns MSC Cruises; Disney Cruise Line; and Oceania Cruises.

Our ships operate worldwide and have itineraries that call on destinations in Alaska, Asia, Australia, the Bahamas, Bermuda, California, Canada, the Caribbean, Europe, the Galapagos Islands, Hawaii, Mexico, New England, New Zealand, the Panama Canal and South America.

Operating Strategies

Our principal operating strategies are to:

• increase the awareness and market penetration of our brands,

• continue to expand our fleet with new state-of-the-art ships, while improving the quality and innovation of our existing fleet,

• expand into new markets and itineraries,

• continue to expand and diversify our passenger mix through international passenger sourcing,

• utilize sophisticated revenue management systems to optimize revenue from demand for our products,

• continue to improve our return on invested capital and the efficiency of our operating expenditures,

• further improve our technological capabilities, and

• maintain strong relationships with travel agencies, the principal industry distribution channel, while offering direct access for consumers.

Brand Awareness and Market Penetration

We continue to increase the recognition and market penetration of our brands among consumers. Royal Caribbean International and Celebrity Cruises are established global brands in the contemporary and premium segments of the cruise vacation industry. Pullmantur Cruises is a widely recognized brand in the Spanish and Latin American contemporary cruise markets. In May 2007, we introduced a new cruise brand, Azamara Cruises, designed to serve the emerging deluxe cruise segment. In September 2007, we launched a second new cruise brand, CDF Croisières de France, which will commence operations in May 2008 and is designed to serve the contemporary segment of the French cruise market.

We increase brand awareness and market penetration of our Royal Caribbean International brand through communication strategies designed to emphasize its high quality and excellent-value cruise vacations. Royal Caribbean International’s communication strategies target active adults and families who are vacation enthusiasts interested in exploring new destinations and seeking new experiences. These strategies are also designed to attract first-time cruisers to the cruise vacation industry and to the Royal Caribbean International brand. In order to attract the active cruiser who is seeking new experiences as well as first-time cruisers, Royal Caribbean International provides multiple choices to guests through a wide array of itineraries, accommodations, dining options, onboard activities and shore excursions. The hallmarks of the brand include friendly and engaging service, state-of-the-art ships, family programs, entertainment, health and fitness and energizing onboard and shoreside activities designed for guests of all ages.

We increase brand awareness and market penetration of our Celebrity Cruises brand through a series of consumer and trade campaigns designed to broaden the recognition of its high quality cruise vacations and drive loyalty and brand preference by emphasizing the personalized service and attention its guests receive. Celebrity Cruises’ communications target cruisers who seek upscale experiences and appreciate a high staff-to-passenger ratio, spacious accommodations, fine dining and spa services.

We increase brand awareness and market penetration of our Pullmantur Cruises brand primarily through advertising campaigns targeted to Spanish-speaking guests in both Spain and Latin America. All customer-facing crewmembers speak Spanish, and onboard activities, services, shore excursions and menu offerings are designed to suit the preferences of this target market.

We are currently increasing awareness and market penetration of our Azamara Cruises brand through trade education, public relations and direct communications, designed to target the emerging deluxe cruise segment of the North American cruise market. Azamara Cruises’ communications target experienced cruise passengers who prefer a more upscale, intimate and destination-focused cruise experience on smaller ships with longer itineraries. We believe Azamara Cruises provides a more exclusive guest experience with its distinctive combination of personalized service, exceptional cuisine and exotic destinations, with unique excursions.

     We will seek to increase the awareness and market penetration of our CDF Croisières de France brand through trade education, public relations and direct communications, designed to target the contemporary segment of the French cruise market. CDF Croisières de France’s communications will emphasize that its cruise product is tailored specifically to French-speaking guests. All customer-facing crewmembers will speak French, and the onboard activities and menu offerings are designed to suit their target guests’ preferences.

Fleet Expansion and Innovation

Our commitment to acquire state-of-the-art ships, along with our continuous maintenance programs and revitalizations to incorporate the current signature brand elements provides us with the flexibility to deploy our ships among our brand portfolio and expand into growing international markets. Since our first fleet expansion program in 1988, we have continued to increase our average ship size and number of available berths, which has enabled us to achieve certain economies of scale. Based on the ships currently on order, our capacity is expected to increase to approximately 97,000 berths by December 31, 2011.

In addition to expanding our fleet, we place a strong focus on product innovation to drive new demand for our products and stimulate repeat business from our guests. Innovation of our products is achieved by introducing new concepts on our new ships and continuously making improvements to our existing fleet. In order to offer guests a wider range of activities and amenities and to ensure consistency across our fleets, we also embarked on a program of revitalizing our older ships to update and refresh their interiors and to incorporate signature brand elements. Renovations included the addition of new balconies, verandas, dining and entertainment options, as well as extensive refurbishments to staterooms and public areas.

Royal Caribbean International. Founded in 1968, Royal Caribbean International was the first cruise line to design ships especially for warm water year-round cruising. Royal Caribbean International operated a modern fleet in the 1970s and early 1980s, establishing a reputation for high quality. Between 1988 and 1992, the brand tripled its capacity by embarking on its first major capital expansion program and taking delivery of three Sovereign-class ships. Each Sovereign-class ship is approximately 73,000 gross tons, ranging in size from approximately 2,300 to 2,350 berths. Royal Caribbean International began revitalizing its Sovereign-class ships in 2003 with extensive renovations to Monarch of the Seas, followed by Sovereign of the Seas in 2004 and Majesty of the Seas in early 2007. The extensive renovations to the Sovereign-class included the addition of new dining and entertainment options, the upgrade of guest suites and staterooms and the expansion of the day spa and fitness center.

In 1990, Royal Caribbean International took delivery of Empress of the Seas, and in 2004, Royal Caribbean International revitalized Empress of the Seas with extensive renovations including the addition of new dining and entertainment options, the upgrade of guest suites and staterooms and the expansion of the day spa and fitness center.

From 1995 through 1998, Royal Caribbean International took delivery of six Vision-class ships, ranging in size from approximately 1,800 to 2,000 berths. In 2005, Royal Caribbean International revitalized and lengthened Enchantment of the Seas, with the addition of a new 73-foot midsection featuring 151 additional staterooms, the addition of new dining and entertainment options and the expansion of the day spa and fitness center.

From 1999 through 2003, Royal Caribbean International introduced its five Voyager-class ships. Each Voyager-class ship is approximately 140,000 gross tons with approximately 3,100 berths. The Voyager-class ships introduced several product innovations to the marketplace, including the cruise vacation industry’s first horizontal atrium, the “Royal Promenade” (which is four decks tall, longer than a football field and provides entertainment, shopping and dining experiences), recreational activities such as ice skating, in-line skating, rock climbing, miniature golf and full court basketball, enhanced staterooms, expanded dining venues and a variety of intimate spaces.

From 2001 through 2004, Royal Caribbean International introduced its four Radiance-class ships, a progression from the brand’s Vision-class ships. Each Radiance-class ship is approximately 90,000 gross tons with approximately 2,100 berths. The Radiance-class ships incorporate many of the dining and entertainment options of the Voyager-class ships, as well as offer a wide array of unique features. These features include panoramic glass elevators facing outward to the sea, floor to ceiling glass windows offering sea views and a billiards club featuring gyroscopic billiard tables. Royal Caribbean International has adopted the product innovations of the Voyager and Radiance-class ships as signature elements of the brand.

In 2006, Royal Caribbean International launched the 3,600-berth Freedom of the Seas, the first of three Freedom-class ships, and the largest cruise ship in the world. The Freedom-class ships are approximately 16% larger than the Voyager-class ships and have some of the largest staterooms and balconies in the industry, flat screen televisions, cell phone services and other amenities. The launch of the Freedom-class ships also introduced several new experiences to cruising, including a surf machine and an interactive water park called the H2O ZoneTM. Royal Caribbean International took delivery of a second Freedom-class ship, Liberty of the Seas, in April 2007 and a third Freedom-class ship, Independence of the Seas, is expected to enter service in the second quarter of 2008.

Building upon the innovations of the Voyager and Freedom-class ships, Royal Caribbean International will introduce a new class of ships in 2009. This new class of ships, referred to as Project Genesis, will be approximately 220,000 gross tons each with approximately 5,400 berths, which is 50% larger than the capacity on the Freedom-class ships. Royal Caribbean International entered into contracts with a shipyard to build two unnamed Project Genesis class ships, expected to enter service in the fourth quarters of 2009 and 2010, respectively. See Item 1A. Risk Factors regarding shipyards.

Celebrity Cruises. Celebrity Cruises was founded in 1990 and operated three ships between 1992 and 1995. Between 1995 and 1997, Celebrity Cruises began its first capital expansion program, adding three Century-class ships, which range in size from approximately 1,750 to 1,850 berths. During this time, Celebrity Cruises also disposed of one of its original three ships.

From 2000 through 2002, Celebrity Cruises took delivery of four Millennium-class ships. Each Millennium-class ship is approximately 90,000 gross tons with approximately 2,050 berths. The Millennium-class ships are a progression from the Century-class ships and elevated Celebrity Cruises’ position in the premium segment of the marketplace. The Millennium-class ships build on the brand’s primary strengths, including gourmet dining, spacious staterooms and suites with verandas and spa facilities featuring a large hydropool with neck massage, body jets and services including “acupuncture at sea”. On the Millennium-class ships, an entire deck is dedicated to health and fitness. To further enhance the onboard experience, Celebrity Cruises offers a more intimate setting in piano, champagne, and martini bars and lounges.

In 2004, Celebrity Cruises continued to expand its product offerings with the launch of Celebrity Xpedition, a 100-berth ship that offers a more intimate experience onboard a smaller ship with sailings to the Galapagos Islands.

In 2006, in order to ensure consistency across the fleet and to incorporate many of the Millennium-class standards to one of its Century-class ships, Celebrity Cruises made extensive renovations to Celebrity Century by adding 314 new verandas, approximately 26 additional suites and staterooms, and a new specialty restaurant.

From 2005 to 2007, Celebrity Cruises entered into contracts with a shipyard to build four Solstice-class ships. The Solstice-class ships are a new wide-body construction class of ships, and will be approximately 122,000 gross tons each with approximately 2,850 berths. Celebrity Solstice, Celebrity Equinox, Celebrity Eclipse and an unnamed fourth ship are expected to enter service in the fourth quarter of 2008, the third quarter of 2009, the third quarter of 2010 and the third quarter of 2011, respectively. The Solstice-class ships will incorporate many new and improved design features, and will have larger staterooms averaging 215 square feet, which is larger than the average in the industry. Approximately 90% of the ships' staterooms will be outside and approximately 81% of the staterooms will have verandas.

Pullmantur Cruises. Pullmantur Cruises was founded in 1971 and is the largest cruise operator in Spain. Pullmantur Cruises currently operates four ships which range in size from approximately 750 to 1,400 berths. As a result of the acquisition of Pullmantur Cruises in November 2006, we have expanded our overall fleet by five ships and approximately 4,500 berths.

In May 2007, Pullmantur Cruises purchased the 1,000-berth Pacific Star and will take possession of the ship in March 2008, at which time the ship will begin sailing under the name Ocean Dream. The ship is currently chartered under a bareboat charter agreement to a third party.

In May 2007, Zenith was redeployed from Celebrity Cruises to Pullmantur Cruises. Before redeployment to Pullmantur Cruises, Zenith underwent renovations to incorporate Pullmantur Cruises’ signature elements, while adding approximately 38 new verandas and 25 staterooms. Empress of the Seas and Sovereign of the Seas will be redeployed from Royal Caribbean International to Pullmantur Cruises in March 2008 and November 2008, respectively. Before redeployment to Pullmantur Cruises, each ship will undergo extensive renovations to incorporate Pullmantur Cruises’ signature elements.

Azamara Cruises. In May 2007, Blue Dream was redeployed from Pullmantur Cruises to Azamara Cruises, and is sailing under the name Azamara Journey. In September 2007, Blue Moon was also redeployed from Pullmantur Cruises to Azamara Cruises and is sailing under the name Azamara Quest. Before redeployment to the Azamara Cruises brand, each ship underwent extensive renovations to incorporate Azamara Cruises’ signature elements, while upgrading guest suites and staterooms, and adding two new specialty restaurants.

CDF Croisières de France. In April 2008, Holiday Dream will be redeployed from Pullmantur Cruises to CDF Croisières de France and will sail as its first ship under the name Bleu de France. Before redeployment to CDF Croisières de France, Holiday Dream will undergo extensive renovations in April 2008, including the addition of a French bistro and a spa with a sea water center, to customize the ship for French guests.

New Markets and Itineraries

Our ships operate worldwide with a selection of itineraries that call on approximately 380 ports. New ships, including both newly constructed ships and those we acquire, allow us to expand into new markets and itineraries. Our brands have expanded their mix of itineraries, while strengthening our ability to penetrate the European, Latin American and Caribbean markets further.

In April 2007, Royal Caribbean International dedicated Navigator of the Seas to the United Kingdom cruise market, offering itineraries to the Mediterranean sailing directly from Southampton, United Kingdom. In May 2007, Royal Caribbean International’s Voyager of the Seas returned to Barcelona, Spain offering Mediterranean itineraries. In October 2007, Royal Caribbean International introduced the Vision-class ship, Rhapsody of the Seas, to Australia, New Zealand, the South Pacific and Singapore. In December 2007, Royal Caribbean International’s Splendour of the Seas began an itinerary in South America with emphasis on Brazil, and Legend of the Seas began an itinerary in the Caribbean departing from the Dominican Republic. Also in December 2007, Celebrity Cruises introduced Celebrity Mercury to Australia and New Zealand offering open-jaw sailings between Auckland and Sydney. The brands are now offering a wide variety of cruise tours from Asia, Australia, New Zealand and South America in order to provide vacationers with a broad range of product options.

In 2008, we will continue to focus on the acceleration of Royal Caribbean International’s and Celebrity Cruises’ strategic positioning as global cruise brands. In April 2008, Independence of the Seas will be introduced in the United Kingdom and will offer itineraries to the Mediterranean, Ireland and the Canary Islands beginning in May 2008. In April 2008, Navigator of the Seas will begin offering sailings out of Spain and Italy. In October 2008, Rhapsody of the Seas will continue to expand itineraries into Australia and New Zealand. Celebrity Cruises will also expand itineraries into Australia and New Zealand with Celebrity Millennium beginning in November 2008. In December 2008, Legend of the Seas will begin offering sailings from Singapore and Shanghai, and Radiance of the Seas will begin offering an itinerary in South America with emphasis on Chile and Argentina. Also in December 2008, Enchantment of the Seas will begin offering itineraries to the Southern Caribbean from Panama.

In an effort to secure desirable berthing facilities for our ships, and to provide new or enhanced cruise destinations for our guests, from time to time we assist or invest in the development or enhancement of certain port facilities and infrastructure, including mixed-use commercial properties, located in strategic ports of call. Generally, we collaborate with local, private or governmental entities by providing management and/or financial assistance and often enter into long-term port usage arrangements. In exchange for our involvement, we generally secure preferential berthing rights for our ships.

International Passengers

Passenger ticket revenues generated by sales originating in countries outside of North America were approximately 30%, 18%, and 15% of total passenger ticket revenues in 2007, 2006 and 2005, respectively. The percentage of passengers sourced outside of North America was approximately 23% in 2007 compared to approximately 13% in 2006 and approximately 12% in 2005. International passengers have grown from approximately 342,000 in 2003 to approximately 871,000 in 2007.

We sell and market our global brands, Royal Caribbean International, Celebrity Cruises and Azamara Cruises, to passengers outside of North America through our offices in the United Kingdom, Germany, Norway, Italy, Spain, Singapore and China. We further extend our reach with a network of 48 independent international representatives located throughout the world. Historically, our focus has been to primarily source our passengers for our global brands from North America. Currently, we are expanding our focus to sell and market our cruise brands to countries outside of North America through fleet innovation and by responding to cultural characteristics of our global passengers.

In addition to expanding our international passenger sourcing for our global cruise brands, we are focused on increasing our local presence in markets outside of North America by acquiring and developing brands specifically designed to provide custom-tailored products. We have a 50% investment in a joint venture with TUI Travel, one of the largest integrated tour operators in the United Kingdom. This joint venture operates a cruise brand, Island Cruises, designed to serve the budget segment of the cruise vacation industry with a seasonal product specifically tailored to guests in the United Kingdom and Brazil during their summer seasons. In November 2006, we acquired the Pullmantur Cruises brand, which sells and markets its cruises to guests primarily in Spain and Latin America. In September 2007, we launched CDF Croisières de France, designed to sell and market its product designed for guests primarily in France. In December 2007, we entered into a joint venture agreement with TUI AG, a European tourism and shipping company that owns 51% of TUI Travel. The completion of the joint venture is contingent on obtaining regulatory/board approvals and other customary closing conditions. If concluded, the joint venture will operate a cruise brand, TUI Cruises, designed to serve the contemporary and premium segments of the German cruise market by offering a custom-tailored product for German cruise guests.

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

Return on Invested Capital and Efficiency of Operating Expenditures

We continue to foster a corporate culture focused on the ongoing improvement of our return on invested capital and the efficiency of operating expenditures by prioritizing the identification and implementation of shipboard and shoreside cost management initiatives. We are committed to pursuing our cost management initiatives while still making ongoing innovations to our fleet. We are focused on directing our capital expenditures to investments which will provide a desirable return. Our ongoing efforts to maintain a cost management focus include the optimization of shipboard and shoreside staffing levels, and improved efficiency of fuel consumption through technology and other initiatives such as the installation of diesel engines on our eight gas turbine ships. We continue to pursue a number of other opportunistic initiatives, including the use of alternative fuel solutions, itinerary optimization, and diligent shipboard conservation efforts.

Technological Capabilities

We continue to invest in information technology to support and improve our corporate infrastructure and guest and travel trade relations. In addition to introducing Pullmantur Cruises, Azamara Cruises and CDF Croisières de France to the existing reservations infrastructure, we have focused heavily on building tools that make it easy for our trade partners to do business with us. During 2007, we completed phase one of a multi-year investment to re-launch the online trade booking tool, CruiseMatch®, which allows travel agents direct access to Royal Caribbean International’s, Celebrity Cruises’, Pullmantur Cruises’ and Azamara Cruises’ computer reservation systems. The new CruiseMatch® now offers industry-leading functionality for individual,  group and cruisetour bookings from a web-based tool on cruisingpower.com. We have also continued to build enhancements to all of our trade and guest Internet sites providing updated tools in support of all our products and services in both our existing and new markets. Most significantly, we offer our guests the ability to book and pay for shore excursions on our Royal Caribbean International, Celebrity Cruises and Azamara Cruises Internet sites. We have plans to continue to evolve this capability over the next year by adding advanced reservation capability for a wider variety of onboard amenities such as specialty dining reservations.

We have a range of systems that support our supply chain to the global ports that we serve, including automation in support of our warehouses as well as onboard technical purchasing. We continue to evolve our onboard systems to offer new features to our guests and provide better support for managing our shipboard employees worldwide.

To better align our vacations to our guests’ needs, we have built and deployed a range of new customer relationship management tools which improve our ability to respond to passenger and travel agent inquiries in a timely and accurate manner. Additionally, to help us reward our frequent guests and drive continued loyalty to our brands, we have deployed a host of new tools that better support our customer loyalty programs, the “Crown & Anchor Society” and “Captain's Club”.

Travel Agency Support and Direct Business

Travel agencies generate the majority of bookings for our ships. We are committed to further developing and strengthening this very important distribution channel. Our sales teams focus on the unique qualities of each brand and provide support to the travel agency community. The Trade Support & Service department, with branded call center operations, further supports the travel agency community in designing the cruise vacation experience. Cruisingpower.com continues to be an industry-leading website exclusive to the travel agency community. In 2007, the website launched a number of new online tools designed to increase travel agent productivity. VIP CruisePass is a desktop alert designed to give travel agents alerts to special offers, weather updates, itinerary changes and latest news. EMarketing provides travel agents with a personalized link that directs customers to a video magazine or cruise planner interactive experience. EConnect is an online quoting tool that enables travel agents to send up to five online quotes to their database with real-time pricing and web-based functionality. In addition, Royal Caribbean International launched its first online training certification program, “University of Wow,” where travel agents can achieve up to an expert-level certification.

In 2007, we completed phase one of a multi-year investment to re-launch the online trade booking tool, CruiseMatch®. Travel agents nationwide participated in trainings in how to use the new tools offered by CruiseMatch®. The second phase of this investment will be launched in the first quarter of 2008 to offer additional functionality such as enabling travel agents to accept bookings in an existing group block, as well as group insurance. Pullmantur Cruises and Azamara Cruises were also incorporated into the online tool in 2007.

We have customer service representatives that are trained to assist travel agents in providing a higher level of service and Insight, the first Internet service tool of its kind in the industry, which assists agencies with productivity and enhances customer service. We currently operate reservation call centers to support our travel agent community in the United States, Canada, France, Spain and the United Kingdom offering flexibility and extended hours of operations. Call centers for the United States and Canada are located in Miramar, Florida, Wichita, Kansas and Springfield, Oregon. The call center for the United Kingdom is located in Addlestone, England. The call center for Pullmantur Cruises is located in Madrid, Spain. The call center for CDF Croisières de France is located in Paris, France.

We have certified vacation planners in our call centers in Miramar, Wichita and Addlestone offering cruise planning expertise and personal attention for direct bookings. In addition, direct booking channels for Royal Caribbean International, Celebrity Cruises and Azamara Cruises are available through our Internet sites at www.royalcaribbean.com, www.celebrity.com and www.azamaracruises.com. We continue to experience an increase in the use of our Internet sites and other direct booking channels as a source of our overall bookings.

Passenger Services

We offer to handle virtually all travel aspects related to passenger reservations and transportation, including arranging passenger pre- and post-hotel stay arrangements and air transportation. Our air/sea program offers passengers the choice of our standard air or custom air programs. Our standard air program allows our passengers to benefit from comprehensive relationships that we maintain with many major airlines ranging from fare negotiation and space handling to baggage transfer. Our custom air program enables passengers to customize their flight arrangements, including selection of airline, specific flights and class of service.

The Royal Caribbean International passenger loyalty program, Crown & Anchor Society, has over 4.5 million members worldwide and includes benefits such as a secured dedicated section in the www.royalcaribbean.com Internet site with special cruise offers and onboard amenities. The Celebrity Cruises and Azamara Cruises passenger loyalty program, Captain's Club, has over 950,000 members. Captain's Club members enjoy exclusive members-only onboard programs and amenities, and are provided with a secured area on the Celebrity Cruises web site, which communicates select product offers.

Operations

Cruise Ships and Itineraries

As of December 31, 2007, we operate 35 ships under four cruise brands, with a selection of worldwide itineraries ranging from two to 24 nights that call on approximately 380 destinations. Our fifth cruise brand, CDF Croisières de France, will commence operations in May 2008. Independence of the Seas and Celebrity Solstice are expected to enter revenue service in May 2008 and December 2008, respectively. In May 2007, Pullmantur Cruises purchased Pacific Star and will take possession of the ship in March 2008, at which time the ship will begin sailing under the name Ocean Dream as part of the Pullmantur Cruises brand. The ship is currently chartered under a bareboat charter agreement to a third party. The following table represents summary information concerning our ships and their areas of operation based on 2008 itineraries (subject to change):

Ship	Year Ship Entered Service¹	Approximate Berths	Primary Areas of Operation
Royal Caribbean International
Independence of the Seas	2008	3,600	Europe, Eastern/Western Caribbean
Liberty of the Seas	2007	3,600	Eastern/Western Caribbean
Freedom of the Seas	2006	3,600	Eastern/Western Caribbean
Jewel of the Seas	2004	2,100	Eastern/Western Caribbean, Canada/New England, Europe, Panama Canal
Mariner of the Seas	2003	3,100	Eastern/Western Caribbean
Serenade of the Seas	2003	2,100	Alaska, Southern Caribbean, Panama Canal, Hawaii
Navigator of the Seas	2002	3,100	Western Caribbean, Europe
Brilliance of the Seas	2002	2,100	Caribbean, Europe, Panama Canal
Adventure of the Seas	2001	3,100	Southern Caribbean
Radiance of the Seas	2001	2,100	Eastern/Western Caribbean, Alaska, Hawaii, Panama Canal, South America
Explorer of the Seas	2000	3,100	Caribbean, Bermuda, Canada, New England
Voyager of the Seas	1999	3,100	Western Caribbean, Europe
Vision of the Seas	1998	2,000	Alaska, Mexican Riviera
Enchantment of the Seas	1997	2,250	Western Caribbean, Southern Caribbean
Rhapsody of the Seas	1997	2,000	Australia/NZ, Asia, Alaska
Grandeur of the Seas	1996	1,950	Caribbean, Bermuda, Canada, New England
Splendour of the Seas	1996	1,800	Europe, South America
Legend of the Seas	1995	1,800	Europe, Southern Caribbean
Majesty of the Seas	1992	2,350	Bahamas
Monarch of the Seas	1991	2,350	Baja Mexico, Bahamas
Empress of the Seas²	1990	1,600	Southern Caribbean
Sovereign of the Seas²	1988	2,300	Bahamas

Celebrity Cruises
Celebrity Solstice	2008	2,850	Eastern Caribbean
Celebrity Constellation	2002	2,050	Caribbean, Europe, Canada/New England
Celebrity Summit	2001	2,050	Europe, Southern Caribbean

Celebrity Infinity	2001	2,050	Alaska, Panama Canal, South America, Hawaii
Celebrity Millennium	2000	2,050	Eastern Caribbean, Panama Canal, Hawaii, Alaska, Australia/NZ
Celebrity Mercury	1997	1,850	Alaska, Pacific/Northwest, Panama Canal, Hawaii, Australia/NZ
Celebrity Galaxy	1996	1,850	Southern Caribbean, Europe
Celebrity Century	1995	1,800	Western Caribbean, Europe
Celebrity Xpedition³	2004	100	Galapagos Islands

Pullmantur Cruises
Ocean Dream[4]	2008	1,000	Western Mediterranean
Sky Wonder[4]	2006	1,200	Eastern Mediterranean
Holiday Dream[5]	2005	750	Mediterranean, Caribbean
Oceanic[4]	2001	1,150	Western Mediterranean
Zenith[6]	1992	1,400	Mediterranean

Azamara Cruises
Azamara Journey[7]	2004	700	Europe, South America
Azamara Quest[8]	2006	700	Asia, Caribbean, Europe, Panama Canal
Total		78,650

        1 The year a ship entered service refers to the year in which the ship commenced cruise revenue operations for each respective brand, which            is the same as the year the ship was built, unless otherwise noted.

    2 Empress of the Seas and Sovereign of the Seas will be redeployed from Royal Caribbean International to Pullmantur Cruises in March                 2008 and November 2008,  respectively.

3 Celebrity Xpedition was built in 2001.

4 Ocean Dream, Sky Wonder and Oceanic were built in 1981, 1984 and 1965, respectively.

5 Holiday Dream  was built in 1981. In April 2008, Holiday Dream will be redeployed from Pullmantur Cruises to CDF Croisières de France and will sail as its first ship under the name Bleu de France.

6 Zenith was revitalized in 2007 and redeployed to Pullmantur Cruises in May 2007.

7 Azamara Journey (formerly Blue Dream) was built in 2000 and was redeployed from Pullmantur Cruises to Azamara Cruises in May 2007.

8 Azamara Quest (formerly Blue Moon) was built in 2000 and was redeployed from Pullmantur Cruises to Azamara Cruises in September            2007.

Celebrity Cruises’ Horizon, a 1,350 berth ship, was built in 1990 and is currently chartered under a six-year agreement through 2011 to Island Cruises, our joint venture with TUI Travel. In addition, Pullmantur Cruises operated Pacific and Mona Lisa under seasonal time charter agreements with third parties from April through October 2007 and from June through August 2007, respectively.

We have one Freedom-class ship and two ships of a new Project Genesis class on order for Royal Caribbean International. These ships are being built in Finland by Aker Yards Oy. We have four Solstice-class ships on order for Celebrity Cruises. These ships are being built in Germany by Meyer Werft. See Item 1A. Risk Factors regarding shipyards. The expected dates ships enter service and planned berths of the seven ships on order are as follows:

Ship	Expected to Enter Service	Approximate Berths
Royal Caribbean International:
Freedom-class:
Independence of the Seas	2nd Quarter 2008	3,600
Project Genesis:
Unnamed	3rd Quarter 2009	5,400
Unnamed	3rd Quarter 2010	5,400
Celebrity Cruises:
Solstice-class:
Celebrity Solstice	4th Quarter 2008	2,850
Celebrity Equinox	3rd Quarter 2009	2,850
Celebrity Eclipse	3rd Quarter 2010	2,850
Unnamed	3rd Quarter 2011	2,850
	Total Berths	25,800

     Recently we reached an agreement with Meyer Werft to build a fifth Solstice-class ship for Celebrity Cruises, subject to certain conditions, for an additional capacity of approximately 2,850 berths, expected to enter service in the fourth quarter of 2012.

Seasonality

Our revenues are seasonal based on the demand for cruises. Demand is strongest for cruises during the North American summer months and holidays.

Passengers and Capacity

Selected statistical information is shown in the following table (see Terminology and Non-GAAP Financial Measures under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, for definitions) (Amounts include Pullmantur Cruises effective January 1, 2007):

	Year Ended December 31,
	2007	2006	2005	2004	2003
Passengers Carried	3,905,384	3,600,807	3,476,287	3,405,227	2,990,607
Passenger Cruise Days	26,594,515	23,849,606	23,178,560	22,661,965	20,064,702
Available Passenger Cruise Days (APCD)	25,155,768	22,392,478	21,733,724	21,439,288	19,439,238
Occupancy	105.7%	106.5%	106.6%	105.7%	103.2%

Cruise Pricing

Our cruise ticket prices include accommodations and a wide variety of activities and amenities, including meals and entertainment. Prices vary depending on the destination, cruise length, cabin category selected and the time of year the cruise takes place. Although we grant credit terms to certain travel agencies and tour operators outside of North America, our payment terms generally require an upfront deposit to confirm a reservation with the balance due prior to the sailing. During the selling period of a cruise, we continually monitor and adjust our cruise ticket prices for available passenger cabins based on demand, with the objective of maximizing net yields. Historically, we have opened cruises for sale at least one year in advance, and often as much as two years in advance. Additionally, we offer air transportation as a service for guests that elect to utilize our transportation program. Our air transportation program is available from major cities in the United States and Canada, and from select cities in Europe, mainly in the United Kingdom. Prices vary by gateway and destination. Generally, air tickets are sold to guests at prices close to cost.

Onboard Activities and Other Revenues

Our cruise brands offer modern fleets with a wide array of onboard services, amenities and activities, including swimming pools, sun decks, spa facilities (which include massage and exercise facilities), beauty salons, bungee jumping trampolines, gaming facilities, lounges, bars, Las Vegas-style entertainment, retail shopping, libraries, cinemas, conference centers, Internet cafes and shore excursions at each port of call. Royal Caribbean International offers rock climbing walls on its ships, additional activities including ice skating rinks and in-line skating on its Voyager-class ships and a surf machine and an interactive water park called the H2O Zone™ on its Freedom-class ships. While many onboard activities are included in the base price of a cruise, we realize additional revenues from, among other things, gaming, the sale of alcoholic and other beverages, gift shop items, shore excursions, photography, spa services and art auctions. Royal Caribbean International, Celebrity Cruises and Azamara Cruises offer enhanced functionality on our Internet sites for selecting shore excursions and amenities prior to embarkation. Royal Caribbean International and Celebrity Cruises also offer a catalogue gift service, which is now offered via the Internet to provide travel agents and others the opportunity to purchase gifts for guests.

In conjunction with our cruise vacations, we offer pre- and post-cruise hotel packages to our Royal Caribbean International, Celebrity Cruises and Azamara Cruises passengers. We also offer escorted, premium land-tour packages in Alaska, Asia, Australia, the Canadian Rockies, Europe, New Zealand and Latin America. These escorted, premium land-tour packages are offered exclusively in conjunction with our cruises marketed to our Royal Caribbean International, Celebrity Cruises and Azamara Cruises passengers through our tour operations, Royal Celebrity Tours. Pullmantur Cruises also offers land-based tour packages to Spanish and European vacation travelers including hotels and flights to Caribbean resorts and sells land based packages to Europe aimed at Latin American guests. In addition, we sell cruise vacation protection coverage, which provides passengers with coverage for trip cancellation, medical protection and baggage protection.

Segment Reporting

We operate four cruise brands, Royal Caribbean International, Celebrity Cruises, Pullmantur Cruises, and Azamara Cruises, and launched a new brand, CDF Croisières de France, which will commence operations in May 2008. The brands have been aggregated as a single reportable segment based on the similarity of their economic characteristics as well as products and services provided. (For financial information see Item 8. Financial Statements and Supplementary Data.)

Employees

As of December 31, 2007, we employed approximately 4,461 full-time and 607 part-time employees worldwide in our shoreside operations. We also employed approximately 41,475 shipboard employees. As of December 31, 2007, approximately 80% of our shipboard employees were covered by collective bargaining agreements. We believe that our relationship with our employees is good.

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

We maintain liability protection and indemnity insurance for each of our ships through either Assuranceforeningen GARD, the United Kingdom Mutual Steam Ship Assurance Association (Bermuda) Limited, Steamship Mutual Underwriting Association (Bermuda) Limited or Assuranceforeningen SKULD.

We maintain war risk insurance for our ships, including terrorist risk insurance, on each ship through a Norwegian war risk insurance organization. This coverage includes coverage for physical damage to the ship which is not covered under the hull policies as a result of war exclusion clauses in such hull policies. We also maintain protection and indemnity war risk coverage for risks that would be excluded by the rules of the indemnity insurance organizations, subject to certain limitations. Consistent with most marine war risk policies, under the terms of our war risk insurance coverage, underwriters can give seven days notice to us that the policy will be canceled and reinstated at higher premium rates.

We also maintain a form of business interruption insurance for our ships with our insurance underwriters in the event that a ship is unable to operate during scheduled cruise periods due to loss or damage to the ship arising from certain covered events that last more than a specified period of time. We also maintain insurance coverage for certain events, which would result in a delayed delivery of our contracted new ships, which we normally place starting approximately two years prior to the scheduled delivery dates.

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

Trademarks

We own a number of registered trademarks related to the Royal Caribbean International, Celebrity Cruises, Pullmantur Cruises and CDF Croisières de France cruise brands and have filed applications to register trademarks related to the Azamara Cruises brand. The registered trademarks include the name “Royal Caribbean” and its crown and anchor logo, the name “Celebrity Cruises” and its “X” logo, the names “Pullmantur Cruises” and “Pullmantur”, the name “CDF Croisières de France” and the names of various cruise ships. We believe trademarks related to the Royal Caribbean International, Celebrity Cruises and Pullmantur Cruises brands are widely recognized throughout the world and have considerable value. We also believe trademarks related to our new brands, Azamara Cruises and CDF Croisières de France, will be widely recognized throughout the world and will have considerable value.

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

We are also required by the United Kingdom and other jurisdictions to establish our financial responsibility for any liability resulting from the non-performance of our obligations to passengers from these jurisdictions. In the United Kingdom, we are currently required by the United Kingdom Passenger Shipping Association and United Kingdom Civil Aviation Authority to provide performance bonds totaling approximately £55.4 million. The United Kingdom law has recently been changed effective April 1, 2008, such that we will no longer be required by the United Kingdom Civil Aviation Authority to provide such performance bonds. The impact of this change is that the total value of our performance bonds provided in the United Kingdom will be reduced to approximately £34.4 million as of that date. Beginning April 1, 2008 and thereafter, we will be required to pay to the United Kingdom Civil Aviation Authority a non-refundable tax of £1 per passenger. This change will not have a material impact on our 2008 results of operations.

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

Our ships are subject to the United States Passenger Vessel Services Act (“PVSA”) which restricts US coast-wise trading by foreign-flagged cruise ships. In November 2007, the U.S. Customs and Border Protection (“CBP”) proposed an interpretive rule to the PVSA which would require that all roundtrip U.S. cruises by foreign flag vessels spend at least 48 hours in each foreign port of the cruise and that the time spent in foreign ports must be more than 50% of the time spent in all U.S. ports on the cruise. We believe that the CBP issued the proposed rule to protect Norwegian Cruise Line's operations in Hawaii by making it more difficult for foreign-flagged ships to conduct cruises going to Hawaii. However, if the rule is adopted as proposed, it could have an impact on other non-Hawaii itineraries such as Seattle-based Alaska and some Caribbean cruises, which may no longer qualify under the PVSA. If this were to occur, it could have an adverse impact on our financial condition and results of operations.

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

Application of Section 883 of the Internal Revenue Code

We and our subsidiary, Celebrity Cruises Inc., the operator of Celebrity Cruises and Azamara Cruises, are foreign corporations engaged in a trade or business in the United States, and our ship-owning subsidiaries are foreign corporations that, in many cases, depending upon the itineraries of their ships, receive income from sources within the United States. Under Section 883 of the Internal Revenue Code, certain foreign corporations are not subject to United States income or branch profits tax on United States source income derived from or incidental to the international operation of a ship or ships, including income from the leasing of such ships.

A foreign corporation will qualify for the benefits of Section 883 if, in relevant part: (1) the foreign country in which the foreign corporation is organized grants an equivalent exemption to corporations organized in the United States; and (2)(A) more than 50% of the value of the corporation’s capital stock is owned, directly or indirectly, by individuals who are residents of a foreign country that grants such an equivalent exemption to corporations organized in the United States, or (B) the stock of the corporation (or the direct or indirect corporate parent thereof) is “primarily and regularly traded on an established securities market” in the United States or another qualifying country such as Norway. In the opinion of our United States tax counsel, Drinker Biddle & Reath LLP, based on the representations and assumptions set forth in that opinion, we, Celebrity Cruises Inc. and our ship-owning subsidiaries qualify for the benefits of Section 883 because we and each of those subsidiaries are incorporated in Liberia or Malta, which are qualifying countries, and our common stock is primarily and regularly traded on an established securities market in the United States or Norway. If, in the future, Liberia no longer qualifies as an equivalent exemption jurisdiction or Royal Caribbean failed to qualify as a publicly traded corporation, it and all of its ship-owning or operating subsidiaries that rely on Section 883 for tax exemption on qualifying income would be subject to United States federal income tax on their United States source shipping income and income from activities incidental thereto.

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

Maltese Income Tax

Our Pullmantur ship owner-operator subsidiaries qualify as licensed shipping organizations in Malta. No Maltese income tax is charged on the income derived from shipping activities of a licensed shipping organization. Instead, a licensed shipping organization is liable to pay a tonnage tax based on the net tonnage of the ship or ships registered under the relevant provisions of the Merchant Shipping Act. A company qualifies as a shipping organization if it engages in qualifying activities and it obtains a license from the Registrar-General to enable it to carry on such activities. Qualifying activities include, but are not limited to, the ownership, operation (under charter or otherwise), administration and management of a ship or ships registered as a Maltese ship in terms of the Merchant Shipping Act and the carrying on of all ancillary financial, security and commercial activities in connection therewith.

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

Relevant shipping profits include income from the operation of qualifying ships and from shipping related activities. Our United Kingdom income from non-shipping activities which do not qualify under the U.K. tonnage tax regime and which are not considered significant, remain subject to United Kingdom corporate income tax. However, Her Majesty’s Revenue & Customs (HMRC) have announced its intention to make changes to the tonnage tax legislation in the Finance Act of 2008 that include, among other things, amendments to the types of activities that qualify for the tonnage tax regime. We do not expect the impact of these changes to be material to our results of operations for the year ended December 31, 2008.

State Taxation

We, Celebrity Cruises Inc. and certain of our subsidiaries are subject to various U.S. state income taxes which are generally imposed on each state’s portion of the United States source income subject to federal income taxes. Additionally, the State of Alaska passed Ballot Initiative 2 which became effective in 2007 and which among other things subjects commercial passenger vessel income to Alaska corporate state income taxes and also imposes a 33% tax on income from onboard gambling activities. This did not have a material impact to our results of operations for the year ended December 31, 2007.

Other Taxation

We and certain of our subsidiaries are subject to income tax in the United States or other jurisdictions on income that does not qualify for exemption under Section 883 or tonnage tax regimes. The tax on such income was not material to our results of operations for the year ended December 31, 2007.

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

Our executive officers are:

Name	Age	Position
Richard D. Fain	60	Chairman, Chief Executive Officer and Director
Adam M. Goldstein	48	President and Chief Executive Officer, Royal Caribbean International
Daniel J. Hanrahan	50	President and Chief Executive Officer, Celebrity Cruises and Azamara Cruises
Brian J. Rice	49	Executive Vice President and Chief Financial Officer
Harri U. Kulovaara	55	Executive Vice President, Maritime

Richard D. Fain has served as a director since 1979 and as our Chairman and Chief Executive Officer since 1988. Mr. Fain is Chairman of the Cruise Line International Association, an industry trade organization consisting of 16,000 travel agencies and 21 cruise lines. Mr. Fain has been involved in the shipping industry for over 25 years.

Adam M. Goldstein has served as President of Royal Caribbean International since February 2005 and as its President and Chief Executive Officer since September 2007. Mr. Goldstein has been employed with Royal Caribbean since 1988 in a variety of positions, including Executive Vice President, Brand Operations of Royal Caribbean International, Senior Vice President, Total Guest Satisfaction and Senior Vice President, Marketing. Mr. Goldstein served as National Chair of the Travel Industry Association of America in 2001.

Daniel J. Hanrahan has served as President of Celebrity Cruises since February 2005 and as its President and Chief Executive Officer since September 2007. Mr. Hanrahan also serves as President and Chief Executive Officer of Azamara Cruises. From 1999 until February 2005, Mr. Hanrahan served in a variety of positions with the Royal Caribbean International brand, including Senior Vice President, Sales and Marketing. Mr. Hanrahan is currently Chairman of the Marketing Committee for the Cruise Line International Association and a member of its executive committee.

Brian J. Rice has served as Executive Vice President and Chief Financial Officer since November 2006. Mr. Rice has been employed with Royal Caribbean since 1989 in a variety of positions including Executive Vice President, Revenue Performance. In such capacity, Mr. Rice was responsible for revenue management, air/sea, groups, international operations, decision support, reservations and customer service for both Royal Caribbean International and Celebrity Cruises. As part of his responsibilities, Mr. Rice oversees revenue performance.

Harri U. Kulovaara has served as Executive Vice President, Maritime, since January 2005. Mr. Kulovaara is responsible for fleet design and newbuild operations. Mr. Kulovaara also chairs our Maritime Safety Advisory Board. Mr. Kulovaara has been employed with Royal Caribbean since 1995 in a variety of positions, including Senior Vice President, Marine Operations, and Senior Vice President, Quality Assurance. Mr. Kulovaara is a naval architect and engineer.

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

We face significant competition from other cruise lines, both on the basis of cruise pricing and also in terms of the nature of ships and services we offer to passengers. Our principal competitors within the cruise vacation industry include Carnival Corporation & plc, which owns, among others, Carnival Cruise Lines, Princess Cruises, Costa Cruises, Holland America Line, P&O Cruises, Cunard Line and Aida Cruises; Star Cruises; NCL Corporation Ltd., which owns, among others, Norwegian Cruise Line; Mediterranean Shipping Company, which owns MSC Cruises; Disney Cruise Line; and Oceania Cruises.

In the event that we do not compete effectively with other vacation alternatives and cruise companies, our results of operations and financial position could be adversely affected.

Overcapacity within the cruise vacation industry, a reduction in demand or geo-political and economic uncertainties could have a negative impact on revenues, result in impairment of assets and may adversely affect our results of operations.

Cruising capacity has grown in recent years and we expect it to increase further as the major cruise vacation companies introduce new ships. Demand for cruises has been and is expected to continue to be dependent on the strength of the economies in the countries in which we market our products, the public’s attitude towards the safety of travel and the geo-political climate. Economic or political changes may reduce demand for cruise vacations and may lead to reduced occupancy and/or price discounting. For instance, the current weakening of the U.S. economy and the tighter credit markets could have an adverse effect on vacationers’ discretionary income and consumer confidence, which could result in a lower demand for cruises, lower cruise prices and lower onboard revenues, all of which would adversely affect our revenues. In turn, these results could have a negative impact on revenues, result in impairment of assets and may adversely affect our financial position and results of operations.

Fears of terrorist attacks, war and other hostilities and the spread of contagious diseases could have a negative impact on our results of operations.

Events such as terrorist attacks, war and other hostilities and the resulting political instability, travel restrictions, the spread of contagious diseases and concerns over safety, health and security aspects of traveling have had, and could have in the future, a significant adverse impact on demand and pricing in the travel and vacation industry. These events could also impact our ability to source qualified crew from throughout the world at competitive costs and, therefore, increase our shipboard employee costs.

Incidents or adverse publicity concerning the cruise vacation industry or unusual weather conditions could affect our reputation and harm our future sales and results of operations.

The operation of cruise ships involves the risk of accidents, illnesses and other incidents which may bring into question passenger safety, health, security and vacation satisfaction and thereby adversely affect future industry performance. Incidents involving cruise ships, adverse media publicity concerning the cruise vacation industry or unusual weather patterns or natural disasters, such as hurricanes and earthquakes, could impact demand and consequently have an adverse impact on our results of operations.

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

In November 2007, the U.S. Customs and Border Protection (“CBP”) proposed an interpretive rule to the United States Passenger Vessel Services Act (“PVSA”) which would require that all roundtrip U.S. cruises by foreign flag vessels spend at least 48 hours in each foreign port of the cruise and that the time spent in foreign ports must be more than 50% of the time spent in all U.S. ports on the cruise. We believe that the CBP issued the proposed rule to protect Norwegian Cruise Line's operations in Hawaii by making it more difficult for foreign-flagged ships to conduct cruises going to Hawaii. However, if the rule is adopted as proposed, it could be construed to apply to other non-Hawaii itineraries such as Seattle-based Alaska and some Caribbean cruises, which may no longer qualify under the PVSA. If this was to occur, it could have an adverse impact on our financial condition and results of operations.

We may not be able to obtain financing on terms that are favorable or consistent with our expectations.

To fund our capital expenditures and scheduled debt payments, we rely on a combination of cash flows provided by operations, drawdowns under our available credit facilities, the incurrence of additional indebtedness and the sales of equity or debt securities in private or public securities markets. Our credit ratings impact our ability to obtain financing in financial markets and the terms of the financing. Any lowering of our credit ratings may have adverse consequences on our ability to access the financial markets and/or on our cost of financings. In addition, interest rates and our ability to obtain financing are dependent on many economic and political factors beyond our control. Accordingly, we cannot be sure that our cash flows from operations and additional financings will be available in accordance with our expectations.

Conducting business internationally may result in increased costs and other risks.

We operate our business internationally and plan to continue to develop our international presence. Operating internationally exposes us to a number of risks. Examples include political risks and risk of increases in duties and taxes as well as changes in laws and policies affecting cruising, vacation or maritime businesses, or governing the operations of foreign-based companies. Additional risks include currency fluctuations, interest rate movements, imposition of trade barriers and restrictions on repatriation of earnings. If we are unable to address these risks adequately, our financial position and results of operations could be adversely affected.

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

Ship construction delays or mechanical faults may result in cancellation of cruises or unscheduled drydocks and repairs and thus adversely affect our results of operations.

We depend on shipyards to construct and deliver our cruise ships on a timely basis and in good working order. The sophisticated nature of building a ship involves risks. Delays or mechanical faults in ship construction have in the past and may in the future result in delays or cancellation of cruises or necessitate unscheduled drydocks and repairs of ships. We have, for example, experienced mechanical problems with the pod propulsion units on certain ships and there can be no assurance that we will not experience such problems in the future. Delays or cancellations of cruise ships may also adversely impact our ability to maintain our contractual minimum commitments to our ports. These events and any related adverse publicity could result in lost revenue, increased operating expenses, or both, and thus adversely affect our results of operations.

Shipyard financial difficulties or insolvencies, shortages in available shipbuilding facilities and component parts due to strong demand for shipbuilding services within the industry, and industry consolidations may cause delivery delays or price increases that could adversely affect our results of operations.

Conditions in the shipyard industry over which we have no control can affect our financial results. For example, we regularly introduce new ships to our fleet, and regularly repair and refurbish our existing fleet. The timely delivery of new ships and our ability to repair and refurbish our fleet can be adversely affected by factors such as shipyard financial difficulties, shortages in shipbuilding component parts and capacity constraints at qualified shipyard repair facilities. Delivery delays and cancelled deliveries can adversely affect our results of operations, as can any constraints on our ability to repair and maintain our ships on a timely basis. In addition, the cruise shipyard industry is undergoing consolidation, which could result in stronger bargaining power on the part of the shipyards, and thus higher prices for our ships.

Aker Yards Oy, the shipyard that is building Independence of the Seas and our two Project Genesis class ships, announced a lowering of its projected profits and delays in the construction of its vessels. We have engaged in discussions with Aker Yards Oy to assess the impact of this situation on the ships they are building for us. Based on such discussions, we do not expect that this situation will have a material impact on our results of operations. However, in the event that the financial situation of Aker Yards Oy deteriorates further, it could have a material impact on the delivery and costs associated with our Project Genesis class ships and our future results of operations.

Our operating costs and taxes could increase due to market forces and economic or political factors beyond our control.

Our operating costs, including fuel, food, payroll, insurance and security costs are subject to increases due to market forces and economic or political instability or other factors beyond our control. Increases in these operating costs could adversely affect our profitability. In addition, United States state and local authorities as well as foreign authorities periodically consider increases in taxes. The implementation of these and other taxes could also cause an increase in our costs.

The Office of the Attorney General for the State of Florida is conducting a review of our temporary fuel supplement that we implemented in the fourth quarter of 2007 on our Royal Caribbean International, Celebrity Cruises, and Azamara Cruises brands. We are cooperating with the Attorney General’s office in connection with this review and investigation. At this time, we are unable to determine the impact of this item on our 2008 consolidated financial statements.

Unavailability of ports of call may adversely affect our results of operations.

We believe that port destinations are a major reason why passengers choose to go on a particular cruise or on a cruise vacation. The availability of ports is affected by a number of factors, including, but not limited to, existing capacity constraints, security concerns, adverse weather conditions and natural disasters, financial limitations on port development, exclusivity arrangements that ports may have with our competitors, local governmental regulations and local community concerns about port development and other adverse impacts on their communities from additional tourists. Any limitations on the availability of our ports of call or on the availability of shore excursion and other service providers at such ports could adversely affect our results of operations.

Price increases for commercial airline service for our passengers or major changes or reduction in commercial airline service could undermine our ability to provide reasonably priced vacation packages to our guests.

Many of our guests depend on scheduled commercial airline services to transport them to or from the ports where our cruises embark or disembark. Increases in the price of airfare would increase the overall price of the cruise vacation to our guests which may adversely impact demand for our cruises. In addition, changes in the availability of commercial airline services could adversely affect our ability to fly our passengers to or from our cruise ships which could adversely affect our results of operations.

A change in our tax status under the United States Internal Revenue Code, or other jurisdictions, may have adverse effects on our income.

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

Finally, changes in the income tax laws affecting our operations in Malta, the United Kingdom or elsewhere could result in higher income taxes being charged against our operations, resulting in lower net income.

We are controlled by principal shareholders that have the power to determine our policies, management and actions requiring shareholder approval.

As of February 12, 2008, A. Wilhelmsen AS., a Norwegian corporation indirectly owned by members of the Wilhelmsen family of Norway, owned approximately 20.1% of our common stock and Cruise Associates, a Bahamian general partnership indirectly owned by various trusts primarily for the benefit of certain members of the Pritzker family and a trust primarily for the benefit of certain members of the Ofer family, owned approximately 15.6% of our common stock. A. Wilhelmsen AS. and Cruise Associates have the power to determine, among other things:

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

A substantial number of shares of our common stock were either issued by us in private transactions not involving a public offering or are held by our affiliates and, therefore the sale of these securities is subject to restrictions under the Securities Act of 1933 (“Securities Act”). These shares include the 20.1% shares of our common stock held by A. Wilhelmsen AS. and the 15.6% held by Cruise Associates. No predictions can be made as to the effect, if any, that market sales of such shares, or the availability of such shares for future market sales, will have on the market price of our common stock prevailing from time to time. Sales of substantial amounts of our common stock, or the perceptions that such sales could occur, could materially adversely affect the prevailing market price for our common stock and could impair our ability to raise capital through an offering of equity securities. Each of A. Wilhelmsen AS. and Cruise Associates has the right, pursuant to a registration rights agreement, to require us, subject to certain qualifications, to effect the registration under the Securities Act of all or part of their shares of common stock which would allow these shares to be sold into the public market.

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

Litigation, enforcement actions, fines or penalties could adversely impact our financial condition or results of operations and/or damage our reputation.

Our business is subject to various United States and international laws and regulations that could lead to enforcement actions, fines, civil or criminal penalties or the assertion of litigation claims and damages. In addition, improper conduct by our employees or agents could damage our reputation and/or lead to litigation or legal proceedings that could result in civil or criminal penalties, including substantial monetary fines. In certain circumstances it may not be economical to defend against such matters and/or a legal strategy my not ultimately result in us prevailing in a matter. Such events could lead to an adverse impact on our financial condition or results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Information about our cruise ships, including their size and primary areas of operation, may be found within the Operating Strategies - Fleet Expansion and Innovation section and the Operations - Cruise Ships and Itineraries section in Item 1. Business. Information regarding our cruise ships under construction, estimated expenditures and financing may be found within the Future Capital Commitments and Funding Sources sections of Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our principal executive office and shoreside operations are located at the Port of Miami, Florida where we lease three office buildings totaling approximately 359,000 square feet from Miami-Dade County, Florida, under long-term leases with initial terms expiring in various years in and after 2011. We also lease offices in Addlestone, England, which are used primarily to administer our Royal Caribbean International and Celebrity Cruises’ operations in Europe, an office in Madrid, Spain to administer our Pullmantur Cruises operations and offices in Singapore and Shanghai to administer our Royal Caribbean International and Celebrity Cruises’ Asia/Pacific operations.

We lease an office building in Springfield, Oregon totaling approximately 163,000 square feet, which is used as a call center for reservations. In addition, we lease an office building in Wichita, Kansas totaling approximately 95,000 square feet, which is used as a call center for reservations and customer service.

We lease two buildings in Miramar, Florida totaling approximately 178,000 square feet. One building is used primarily as additional office space and the other building is used as a call center for reservations.

The lease of our current logistics center will expire in December 2008. We recently leased a building in Weston, Florida totaling approximately 267,000 square feet which will primarily serve as our logistics center, beginning in October 2008.

Royal Caribbean International operates two private destinations: (i) an island we own in the Bahamas which we call CocoCay; and (ii) Labadee, a secluded peninsula which we lease and is located on the north coast of Haiti.

Item 3. Legal Proceedings

In April 2005, a purported class action lawsuit was filed in the United States District Court for the Southern District of Florida alleging that Celebrity Cruises improperly requires its cabin stewards to share guest gratuities with assistant cabin stewards. The suit sought payment of damages, including penalty wages under the U.S. Seaman’s Wage Act. In March 2006, the Southern District of Florida dismissed the suit and held that the case should be arbitrated pursuant to the arbitration provision in Celebrity’s collective bargaining agreement. In June 2007, the United States 11th Circuit Court of Appeals affirmed the District Court’s order dismissing the suit and subsequently denied the plaintiff’s petition for re-hearing and petition for re-hearing enbanc. In January 2008, the United States Supreme Court denied the plaintiff’s petition requesting that the Court grant certiorari jurisdiction over the action. We are not able at this time to estimate the impact of this proceeding.

In January 2006, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York alleging that we infringed rights in copyrighted works and other intellectual property by presenting performances on our cruise ships without securing the necessary licenses. The suit seeks payment of damages, disgorgement of profits and a permanent injunction against future infringement. In April 2006, we filed a motion to sever and transfer the case to the United States District Court for the Southern District of Florida. The motion is pending. We are not able at this time to estimate the impact of this proceeding.

We have a lawsuit pending in the Circuit Court for Miami-Dade County, Florida against Rolls Royce, co-producer of the Mermaid pod-propulsion system on Millennium-class ships, for the recurring Mermaid pod failures. Alstom Power Conversion, the other co-producer of the pod-propulsion system, settled out of this suit in January 2006 for $38.0 million. The $38.0 million settlement resulted in a gain of $36.0 million, net of reimbursements to insurance companies, which we recorded within other income in our consolidated statements of operations for the year ended December 31, 2006. We are not able at this time to estimate the outcome of the Rolls Royce proceeding.

Celebrity Cruises has been awarded damages in connection with its pending case in New York federal court against Essef Corp. for claims stemming from a 1994 outbreak of Legionnaires’ disease on one of Celebrity Cruises’ ships. The award reflects the culmination of two jury trials held in June 2006 and June 2007, respectively, as most recently modified by the trial judge in January 2008. Judgment has not yet been entered and when entered, the judgment is subject to appeal. The award would result in a net payment to Celebrity Cruises (after costs and payment to insurers) of approximately $15.0 million. We are not able at this time to estimate the outcome of this proceeding, and as of December 31, 2007, no amount of this award has been recognized in our consolidated financial statements.

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

The Office of the Attorney General for the State of Florida is conducting a review of our fuel supplement that we implemented in the fourth quarter of 2007 on our Royal Caribbean International, Celebrity Cruises and Azamara cruise brands. In addition, we have been informed that the same office is conducting an investigation to determine whether there is or has been a violation of state or Federal anti-trust laws in connection with the setting by us and other cruise line operators of our respective fuel supplements. We are cooperating with the Attorney General’s office in connection with this review and investigation. We are not able at this time to estimate the impact of this review and investigation on us.

In February 2008, a purported class action lawsuit was filed in the United States District Court for the Southern District of Florida. The lawsuit alleges, among other things, that we, other cruise lines and a trade association violated Federal anti-trust laws or state deceptive and unfair trade practices laws by conspiring to fix the prices of the fuel supplements announced by the various cruise lines or misleading consumers as to the relationship between each cruise line’s fuel costs and the fuel supplements it is charging its customers. We are not able at this time to estimate the impact of this proceeding on us.

We are routinely involved in other claims typical within the cruise vacation industry. The majority of these claims are covered by insurance. We believe the outcome of such claims, net of expected insurance recoveries, will not have a material adverse impact on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the New York Stock Exchange (“NYSE”) and the Oslo Stock Exchange (“OSE”) under the symbol “RCL”. The table below sets forth the intra-day high and low prices of our common stock as reported by the NYSE and the OSE for the two most recent years by quarter:

	NYSE Common Stock		OSE Common Stock(1)
	High	Low	High	Low
2007
Fourth Quarter	$43.45	$37.52	243.50	205.00
Third Quarter	42.53	36.03	251.00	203.50
Second Quarter	44.62	40.43	268.00	244.00
First Quarter	45.34	38.68	290.00	243.00
2006
Fourth Quarter	$43.97	$38.06	282.00	243.00
Third Quarter	39.28	32.47	260.00	203.50
Second Quarter	43.86	35.00	280.00	213.00
First Quarter	46.77	40.59	316.50	271.00

__________

(1)	Denominated in Norwegian kroner.

Holders

As of February 12, 2008 there were 1,058 record holders of our common stock. Since certain of our shares are held indirectly, the foregoing number is not representative of the number of beneficial owners.

Dividends

We declared cash dividends on our common stock of $0.15 per share in each of the quarters of 2007 and 2006.

Holders of our common stock have an equal right to share in our profits in the form of dividends when declared by our board of directors out of funds legally available for the distribution of dividends. Holders of our common stock have no rights to any sinking fund.

There are no exchange control restrictions on remittances of dividends on our common stock. Since (1) we are and intend to maintain our status as a nonresident Liberian entity under the Revenue Code of Liberia (2000) and the regulations thereunder, and (2) our ship-owning subsidiaries are not now engaged, and are not in the future expected to engage, in any business in Liberia, including voyages exclusively within the territorial waters of the Republic of Liberia, under current Liberian law, no Liberian taxes or withholding will be imposed on payments to holders of our securities other than to a holder that is a resident Liberian entity or a resident individual or an individual or entity subject to taxation in Liberia as a result of having a permanent establishment within the meaning of the Revenue Code of Liberia (2000) in Liberia.

The declaration of dividends shall at all times be subject to the final determination of our board of directors that a dividend is prudent at that time in consideration of the needs of the business. The shareholders agreement provides that A. Wilhelmsen AS. and Cruise Associates will from time to time consider our dividend policy with due regard for the interests of the shareholders in maximizing the return on their investment and our ability to pay such dividends. The shareholders agreement also provides that payment of dividends will depend, among other factors, upon our earnings, financial position and capital requirements and the income and other tax liabilities of A. Wilhelmsen AS., Cruise Associates and their respective affiliates relating to their ownership of common stock.

Issuer Purchases of Equity Securities

None.

Performance Graph

The following graph compares the performance of the Company’s common stock with the performance of the Standard & Poor’s 500 Composite Stock Index and the Dow Jones U.S. Travel and Leisure Index for a five year period by measuring the changes in common stock prices from December 31, 2002 to December 31, 2007.

_________________________________________________________________________
	12/02	12/03	12/04	12/05	12/06	12/07

Royal Caribbean Cruises Ltd.	$ 100.00	$ 213.36	$ 337.80	$ 283.05	$ 263.86	$ 274.59
S&P 500	$ 100.00	$ 128.68	$ 142.69	$ 149.70	$ 173.34	$ 182.87
Dow Jones US Travel & Leisure	$ 100.00	$ 142.61	$ 183.31	$ 186.31	$ 228.12	$ 224.91

The stock performance graph assumes for comparison that the value of the Company’s Common Stock and of each index was $100 on December 31, 2002 and that all dividends were reinvested. Past performance is not necessarily an indicator of future results.

Item 6. Selected Financial Data

The selected consolidated financial data presented below for the years 2003 through 2007 and as of the end of each such year, are derived from our audited financial statements and should be read in conjunction with those financial statements and the related notes.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Operating Data:
Total revenues	$ 6,149,139	$ 5,229,584	$ 4,903,174	$ 4,555,375	$ 3,784,249
Operating income	901,335	858,446	871,565	753,589	526,185
Income before cumulative effect of a change in accounting principle	603,405	633,922	663,465	474,691	280,664
Cumulative effect of a change in accounting principle¹	-	-	52,491	-	-
Net income	603,405	633,922	715,956	474,691	280,664
Per Share Data — Basic:
Income before cumulative effect of a change in accounting principle	$ 2.84	$ 3.01	$ 3.22	$ 2.39	1.45
Cumulative effect of a change in accounting principle¹	-	-	0.25	-	-
Net income	$ 2.84	$ 3.01	$ 3.47	$ 2.39	$ 1.45
Weighted-average shares	212,784	210,703	206,217	198,946	194,074
Per Share Data — Diluted:
Income before cumulative effect of a change in accounting principle	$ 2.82	$ 2.94	$ 3.03	$ 2.26	$ 1.42
Cumulative effect of a change in accounting principle¹	-	-	$ 0.22	-	-
Net income	$ 2.82	$ 2.94	$ 3.26	$ 2.26	$ 1.42
Weighted-average shares and diluted shares	214,255	221,485	234,714	234,580	211,175
Dividends declared per common shares	$ 0.60	$ 0.60	$ 0.56	$ 0.52	$ 0.52
Balance Sheet Data:
Total assets	$ 14,982,281	$ 13,393,088	$ 11,255,771	$ 11,964,084	$ 11,322,742
Total debt, including capital leases	5,698,272	5,413,744	4,154,775	5,731,944	5,835,804
Common stock	2,235	2,225	2,165	2,012	1,961
Total shareholders’ equity	6,757,343	6,091,575	5,554,465	4,804,520	4,262,897

1In the third quarter of 2005, we changed our method of accounting for drydocking costs from the accrual in advance to the deferral method (see Note 2. Summary of Significant Accounting Policies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data.)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Concerning Factors That May Affect Future Results

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

• vacation industry competition and changes in industry capacity and overcapacity,

• the impact of tax laws and regulations affecting our business or our principal shareholders,

• the impact of changes in other laws and regulations affecting our business,

• the impact of pending or threatened litigation,

• the delivery of scheduled new ships,

• emergency ship repairs,

• the impact of problems encountered at shipyards, including industrial actions, shipyard insolvency or financial difficulties,

• the impact on prices of new ships due to shortages in available shipyard facilities, component parts and shipyard consolidations,

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

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. (See Note 1. General and Note 2. Summary of Significant Accounting Policies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data.) Certain of our accounting policies are deemed “critical,” as they require management’s highest degree of judgment, estimates and assumptions. We have discussed these accounting policies and estimates with the audit committee of our board of directors. We believe our most critical accounting policies are as follows:

Ship Accounting

Our ships represent our most significant assets and are stated at cost less accumulated depreciation. Depreciation of ships is generally computed net of a 15% projected residual value using the straight-line method over estimated service lives of primarily 30 years. Improvement costs that we believe add value to our ships are capitalized as additions to the ship and depreciated over the improvements’ estimated useful lives. The estimated cost and accumulated depreciation of replaced or refurbished ship components are written off and any resulting losses are recognized in cruise operating expenses. Repairs and maintenance activities are charged to expense as incurred. We use the deferral method to account for drydocking costs. Under the deferral method, drydocking costs incurred are deferred and charged to expense on a straight-line basis over the period to the next scheduled drydock. Deferred drydock costs consist of the costs to drydock the vessel and other costs incurred in connection with the drydock which are necessary to maintain the vessel’s class certification. (See Note 2. Summary of Significant Accounting Policies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data).

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

We believe we have made reasonable estimates for ship accounting purposes. However, should certain factors or circumstances cause us to revise our estimates of ship service lives or projected residual values, depreciation expense could be materially higher or lower. If circumstances cause us to change our assumptions in making determinations as to whether ship improvements should be capitalized, the amounts we expense each year as repairs and maintenance costs could increase, partially offset by a decrease in depreciation expense. If we had reduced our estimated average 30-year ship service life by one year, depreciation expense for 2007 would have increased by approximately $25.0 million. If our ships were estimated to have no residual value, depreciation expense for 2007 would have increased by approximately $98.5 million.

Valuation of Long-Lived Assets, Goodwill and Indefinite-Lived Intangible Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of our asset based on our estimate of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of the asset, an impairment charge would be recognized for the difference between the asset’s estimated fair value and its carrying value.

The determination of fair value is based on quoted market prices in active markets, if available. Such markets are often not available for used cruise ships. Accordingly, we also base fair value on independent appraisals, sales price negotiations and projected future cash flows discounted at a rate determined by management to be commensurate with the business risk. The estimation of fair value utilizing discounted forecasted cash flows includes numerous uncertainties which require our significant judgment when making assumptions of revenues, operating costs, marketing, selling and administrative expenses, interest rates, ship additions and retirements, cruise vacation industry competition and general economic and business conditions, among other factors.

Goodwill and other indefinite-lived intangible assets are reviewed annually, or when events or circumstances dictate, more frequently. The impairment review for goodwill consists of a two- step process of first determining the fair value of the reporting unit and comparing it to the carrying value of the net assets allocated to the reporting unit. If the fair value of the reporting unit exceeds the carrying value, no further analysis or write-down of goodwill is required. If the fair value of the reporting unit is less than the carrying value of the net assets, the implied fair value of the reporting unit is allocated to all the underlying assets and liabilities, including both recognized and unrecognized tangible and intangible assets, based on their fair value. If necessary, goodwill is then written down to its implied fair value. The indefinite-life intangible asset impairment review consists of a comparison of the fair value of the indefinite-life intangible asset with its carrying amount. If the carrying amount exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. If the fair value exceeds its carrying amount, the indefinite-life intangible asset is not considered impaired.

The fair value of a reporting unit and an indefinite-life intangible asset is based on quoted market prices if available. Quoted market prices are often not available for individual reporting units and for indefinite-life intangible assets. Accordingly, we base the fair value of a reporting unit and an indefinite-life intangible asset on an expected present value technique, which is often the best technique available to estimate fair value. The expected present value technique for a reporting unit and an indefinite-life intangible asset consists of estimating expected future cash flows discounted using a rate commensurate with the business risk. The estimation of fair value utilizing discounted expected future cash flows includes numerous uncertainties which require our significant judgment when making assumptions of expected revenues, operating costs, marketing, selling and administrative expenses, interest rates, ship additions and retirements as well as assumptions regarding the cruise vacation industry competition and general economic and business conditions, among other factors.

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

Terminology

Our revenues are seasonal based on demand for cruises. Demand is strongest for cruises during the North American summer months and holidays. Our revenues consist of the following items:

Passenger ticket revenues consist of revenue recognized from the sale of passenger tickets and the sale of air transportation to and from our ships.

Onboard and other revenues consist primarily of revenues from the sale of goods and/or services onboard our ships not included in passenger ticket prices, cancellation fees, sales of vacation protection insurance, pre- and post-cruise tours, Pullmantur Cruises’ land-based tours and hotel and air packages. Also included are revenues we receive from independent third party concessionaires that pay us a percentage of their revenues in exchange for the right to provide selected goods and/or services onboard our ships.

Our cruise operating expenses consist of the following:

Commissions, transportation and other expenses consist of those costs directly associated with passenger ticket revenues, including travel agent commissions, air and other transportation expenses, port costs that vary with passenger head counts and related credit card fees.

Onboard and other expenses consist of the direct costs associated with onboard and other revenues. These costs include the cost of products sold onboard our ships, vacation protection insurance premiums, costs associated with pre- and post-cruise tours and related credit card fees. These costs also include minimal costs associated with concession revenues, as the costs are mostly incurred by third party concessionaires.

Payroll and related expenses consist of costs for shipboard personnel.

Food expenses include food costs for both passengers and crew.

Fuel expenses include fuel and related delivery and storage costs, including the financial impact of fuel swap agreements.

Other operating expenses consist primarily of operating costs such as repairs and maintenance, port costs that do not vary with passenger head counts, vessel operating lease costs, costs associated with Pullmantur Cruises’ land-based tours, vessel related insurance and entertainment.

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

Executive Overview

Over the past five years, we have experienced higher passenger ticket prices and onboard revenues while maintaining strong occupancies. As a result, Net Yields have grown from $146.63 in 2003 to $183.64 in 2007. The industry’s focus has shifted so that a larger portion of the revenue growth has come from markets outside of North America. We have responded to this shift by redeploying some of our ships to certain international markets such as Europe, Latin America and Asia, as well as focusing on the continued development of our international passenger sourcing. As a result, our passenger ticket revenues generated by sales originating outside of North America has increased from approximately 19% in 2003 to 30% in 2007. Due to the recent recovery in North American bookings and continued strengthening internationally, we expect to see further yield improvements in 2008, in spite of the current weakening of the U.S. economy and the tighter credit markets. These current economic conditions, however, could eventually have an adverse effect on vacationers’ discretionary income and consumer confidence, which could result in a lower demand for cruises, lower cruise prices and lower onboard revenues in the future.

From 2003 through 2007, the cruise industry has been adversely impacted directly and indirectly by substantial increases in fuel prices. In 2003, fuel cost per metric ton was $204, whereas in 2007, our fuel cost per metric ton was $455, an increase of 123%.  If our fuel cost per metric ton in 2007 had remained at 2003's level, our fuel expenses would have been approximately $300 million lower in 2007.  In addition, fuel and other factors have caused cost increases elsewhere including transportation, food products and other commodities.  We have been able to partially mitigate this increase in these costs with our hedging program and energy saving initiatives. Also, we implemented a temporary fuel supplement in 2008; however, we believe this fuel supplement will be partially offset by reductions in ticket prices. We believe higher and volatile fuel prices are a factor that will continue to impact our results of operations for the foreseeable future. Despite these pressures, we continue to focus on cost savings initiatives and expect to limit increases in our Net Cruise Costs on an APCD basis (excluding fuel) to 1% to 2% in 2008.

The Company expects to continue the expansion of its international passenger sourcing and the development and growth of its innovative fleet of ships. As of December 31, 2007, we had signed agreements with two shipyards providing for the construction of seven additional cruise ships. These new ships are expected to continue to help us maintain our current position within the worldwide cruise industry. The year-over-year percentage increase in our capacity for fiscal 2008, 2009, 2010 and 2011, is currently planned to be 5.1%, 9.3%, 11.4% and 6.4% respectively.

Summary of Historical Results of Operations

Total revenues increased 17.6% to $6.1 billion from total revenues of $5.2 billion in 2006 primarily due to a 12.3% increase in capacity and a 4.7% increase in Gross Yields. Net Yields increased by approximately 3.3% compared to the same period in 2006. The increase in Net Yields was primarily due to the addition of Pullmantur’s tour business which provides additional revenues without corresponding capacity and, to a lesser extent, a positive pricing environment. The increase in total revenues was offset by an increase in expenses primarily due to the increase in capacity and the acquisition of Pullmantur as well as an increase in interest expense. As a result, our net income was $603.4 million or $2.82 per share on a fully diluted basis in 2007 compared to $633.9 million or $2.94 per share on a fully diluted basis in 2006.

Highlights for 2007 included:

•

Total revenues increased 17.6% to $6.1 billion from total revenues of $5.2 billion in 2006 primarily due to a 12.3% increase in capacity and a 4.7% increase in Gross Yields. Net Yields increased by approximately 3.3% compared to the same period in 2006.

•	Net Cruise Costs per APCD increased 6.6% compared to 2006.

•	Our Net Debt-to-Capital ratio decreased to 44.7% in 2007 from 46.6% in 2006. Similarly, our Debt-to-Capital ratio decreased to 45.7% in 2007 from 47.1% in 2006.

•

We issued €1.0 billion, or approximately $1.3 billion, of 5.625% senior unsecured notes due 2014 at a price of 99.638% of par. The net proceeds from the offering were used to retire our unsecured bridge loan facility obtained to finance our acquisition of Pullmantur Cruises and to repay a portion of the outstanding balance on our unsecured revolving credit facility.

•	We took delivery of Liberty of the Seas, Royal Caribbean International’s second Freedom-class ship, which was financed with a $589.0 million unsecured term loan.

•

We placed two additional ship orders, one for Royal Caribbean International and one for Celebrity Cruises, bringing our total number of ships on order to seven for an additional capacity of approximately 25,800 berths.

•	We purchased the 1,000-berth Pacific Star and will take possession of the ship in March 2008 at which time the ship will begin sailing under the name Ocean Dream.

•

We launched a new brand, Azamara Cruises, designed to serve the emerging deluxe cruise segment of the North American cruise market. Blue Dream and Blue Moon were redeployed from Pullmantur Cruises to Azamara Cruises and are sailing under the names Azamara Journey and Azamara Quest, respectively.

•	We redeployed Zenith from Celebrity Cruises to Pullmantur Cruises.

•

We amended and restated our unsecured revolving credit facility to increase the amount available from $1.0 billion to $1.2 billion, reduce the effective interest rate to LIBOR plus 0.485%, change the 0.175% commitment fee to a 0.140% facility fee and extend the maturity date from March 27, 2010 to June 29, 2012.

•

We launched a second new brand, CDF Croisières de France, designed to serve the contemporary segment of the French cruise market with sailings beginning in May 2008. In April 2008, Holiday Dream will be redeployed from Pullmantur Cruises to CDF Croisières de France and will sail under the name Bleu de France.

We reported historical total revenues, operating income, income before cumulative effect of a change in accounting principle, cumulative effect of a change in accounting principle, net income and earnings per share as shown in the following table (in thousands, except per share data):

	Year Ended December 31,
	2007	2006	2005

Total revenues	$6,149,139	$5,229,584	$4,903,174

Operating income	$ 901,335	$858,446	$871,565
Income before cumulative effect of a change in accounting principle	$603,405	$633,922	$663,465
Cumulative effect of a change in accounting principle[1]	-	-	52,491
Net income	$603,405	$633,922	$715,956

Basic earnings per share:
Income before cumulative effect of a change in accounting principle	$2.84	$3.01	$3.22
Cumulative effect of a change in accounting principle[1]	$ -	$ -	$0.25
Net income	$2.84	$3.01	$3.47

Diluted earnings per share:
Income before cumulative effect of a change in accounting principle	$2.82	$2.94	$3.03
Cumulative effect of a change in accounting principle[1]	$ -	$ -	$0.22
Net income	$2.82	$2.94	$3.26

1In the third quarter of 2005, we changed our method of accounting for drydocking costs from the accrual in advance to the deferral method (see Note 2. Summary of Significant Accounting Policies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data.)

The following table presents historical operating data as a percentage of total revenues for the last three years:

	Year Ended December 31,
	2007	2006	2005

Passenger ticket revenues	72.0	73.4	73.6
Onboard and other revenues	28.0	26.6	26.4
Total revenues	100.0%	100.0%	100.0%

Cruise operating expenses
Commissions, transportation and other	18.3	17.6	17.5
Onboard and other	6.6	6.3	6.3
Payroll and related	9.5	9.6	10.4
Food	5.3	5.3	5.5
Fuel	8.9	9.2	7.5
Other operating	16.2	14.1	13.8
Total cruise operating expenses	64.8	62.1	61.0
Marketing, selling and administrative expenses	12.7	13.4	13.0
Depreciation and amortization expenses	7.8	8.1	8.2
Operating income	14.7	16.4	17.8
Other expense	(4.9)	(4.3)	(4.3)
Income before cumulative effect of a change in accounting principle	9.8	12.1	13.5
Cumulative effect of a change in accounting principle	-	-	1.1
Net income	9.8%	12.1%	14.6%

Selected historical statistical information is shown in the following table:

	Year Ended December 31,
	2007	2006	2005

Passengers Carried	3,905,384	3,600,807	3,476,287
Passenger Cruise Days	26,594,515	23,849,606	23,178,560
APCD	25,155,768	22,392,478	21,733,724
Occupancy	105.7%	106.5%	106.6%

Gross Yields and Net Yields were calculated as follows (in thousands, except APCD and Yields):

	Year Ended December 31,
	2007	2006	2005

Passenger ticket revenues	$4,427,384	$3,838,648	3,609,487
Onboard and other revenues	1,721,755	1,390,936	1,293,687
Total revenues	6,149,139	5,229,584	4,903,174
Less:
Commissions, transportation and other	1,124,022	917,929	858,606
Onboard and other	405,637	331,218	308,611
Net revenues	$4,619,480	$3,980,437	$3,735,957

APCD	25,155,768	22,392,478	21,733,724
Gross Yields	$244.44	$233.54	$225.60
Net Yields	$183.64	$177.76	$171.90

Gross Cruise Costs and Net Cruise Costs were calculated as follows (in thousands, except APCD and costs per APCD):

	Year Ended December 31,
	2007	2006	2005

Total cruise operating expenses	$3,981,698	$3,249,629	$2,994,232
Marketing, selling and administrative expenses	783,040	699,864	635,308
Gross Cruise Costs	4,764,738	3,949,493	3,629,540
Less:
Commissions, transportation and other	1,124,022	917,929	858,606
Onboard and other	405,637	331,218	308,611
Net Cruise Costs	$3,235,079	$2,700,346	$2,462,323

APCD	25,155,768	22,392,478	21,733,724
Gross Cruise Costs per APCD	$189.41	$176.38	$167.00
Net Cruise Costs per APCD	$128.60	$120.59	$113.30

Net Debt-to-Capital was calculated as follows (in thousands):

	As of December 31,
	2007	2006
Long-term debt, net of current portion	$5,346,547	$5,040,322
Current portion of long-term debt	351,725	373,422
Total debt	5,698,272	5,413,744
Less: Cash and cash equivalents	230,784	104,520
Net Debt	$5,467,488	$5,309,224

Total shareholders' equity	$6,757,343	$6,091,575
Total debt	5,698,272	5,413,744
Total debt and shareholders' equity	12,455,615	11,505,319
Debt-to-Capital	45.7%	47.1%
Net Debt	5,467,488	5,309,224
Net Debt and shareholders' equity	$12,224,831	$11,400,799
Net Debt-to-Capital	44.7%	46.6%

Outlook

      On January 30, 2008, we announced the following guidance for the full year and first quarter of 2008:

Full Year 2008

      We announced that bookings have been better than expected given the current economic conditions. We expected Net Yields to increase approximately 4% compared to 2007.

We expected Net Cruise Costs per APCD to increase approximately 2% compared to 2007. Excluding fuel, we expected Net Cruise Costs per APCD to increase in the range of 1% to 2% compared to 2007.

We do not forecast fuel prices and our cost outlook for fuel is based on current “at-the-pump” prices including any hedge impacts. If fuel prices for the full year 2008 remain at the level of January 30, 2008, fuel expenses for the full year 2008 would be approximately $595.0 million or $484 per metric ton. For the full year 2008, our fuel expense is 45% hedged and a 10% change in the market price of fuel would result in a change in fuel costs of approximately $35.0 million for the full year 2008, after taking into account existing hedges.

We expected a 5.1% increase in capacity in 2008, primarily driven by the addition of Independence of the Seas, which will enter service in May 2008, a full year of Liberty of the Seas, the addition of Pacific Star, which will enter service during the first quarter of 2008 and the addition of Celebrity Solstice, which will enter service in December 2008.

Depreciation and amortization expenses were expected to be in the range of $525.0 million to $545.0 million, and interest expense was expected to be in the range of $340.0 million to $360.0 million.

Based on the expectations contained in this Outlook section, and assuming that fuel prices remain at the level of the January 30, 2008 “at-the-pump” prices, we expected full year 2008 earnings per share to be in the range of $3.20 to $3.40.

First Quarter 2008

      As announced on January 30, 2008, we expected Net Yields will increase approximately 7% compared to 2007.

We expected Net Cruise Costs per APCD to increase approximately 1% compared to 2007. Excluding fuel, we expected Net Cruise Costs per APCD to decrease in the range of 1% to 2% compared to 2007.

We do not forecast fuel prices and our cost outlook for fuel is based on current “at-the-pump” prices including any hedge impacts. If fuel prices for the first quarter of 2008 remain at the level of January 30, 2008, fuel expenses for the first quarter of 2008 would be approximately $145.0 million or $492 per metric ton. For the first quarter of 2008, our fuel expense is 52% hedged and a 10% change in the market price of fuel would result in a change in fuel costs of approximately $8.0 million for the first quarter of 2008, after taking into account existing hedges.

We expected an 8.8% increase in capacity, primarily driven by the addition of Liberty of the Seas, which entered service in May 2007.

Depreciation and amortization expenses were expected to be in the range of $123.0 million to $128.0 million and interest expense was expected to be in the range of $82.0 million to $87.0 million.

Based on the expectations contained in this Outlook section, and assuming that fuel prices remain at the level of the January 30, 2008 “at-the-pump” prices, we expected first quarter 2008 earnings per share to be in the range of $0.30 to $0.35.

Update to Outlook

Since our January 30, 2008 announcement, we have evaluated major changes in our operating environment including booking trends, fuel prices, the impact of our fuel supplement and other factors. Based on our evaluation of these factors, our outlook for the year remains substantially unchanged and we continue to expect full year 2008 earnings per share to be in the range of $3.20 to $3.40. Mainly due to a shift in the timing of certain expenses, we now believe first quarter earnings per share will be in the range of  $0.25 to $0.30.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues

Net Revenues increased 16.1% in 2007 compared to 2006 due to a 12.3% increase in capacity and a 3.3% increase in Net Yields. The increase in capacity was primarily attributed to the addition of Pullmantur Cruises’ fleet, the addition of Liberty of the Seas, which entered service in May 2007 and a full year of Freedom of the Seas. This increase was partially offset by the revitalization of Majesty of the Seas during the first quarter of 2007 which was out of service for 28 days and an increase in the number of days ships were in drydock during 2007 as compared to 2006. The increase in Net Yields was primarily due to the addition of Pullmantur’s tour business which provides additional revenues without corresponding capacity and, to a lesser extent, an increase in ticket prices on a per passenger basis. This increase was partially offset by a decrease in onboard revenues primarily due to an expanded cruise season in certain markets and itinerary changes for certain ships where guests spend less onboard our ships. Occupancy in 2007 was 105.7% compared to 106.5% in 2006. Gross Yields increased 4.7% in 2007 compared to 2006, which was a larger percentage increase than Net Yields primarily due to increases in commissions, transportation, other expenses and onboard and other expenses. The increase in commissions, transportation and other expenses was primarily due to Pullmantur Cruise’s higher commission expenses. This increase was also due to increases in these direct costs as a result of an expanded cruise season in certain markets and itinerary changes for certain ships. The increase in onboard and other expenses was primarily due to increases in shore excursions and land-tour packages sold to our guests as a result of an expanded cruise season in certain markets and itinerary changes for certain ships as well as the acquisition of Pullmantur.

Onboard and other revenues included concession revenues of $239.3 million and $234.5 million in 2007 and 2006, respectively. The increase in concession revenues was primarily due to the increase in capacity mentioned above.

Expenses

Net Cruise Costs increased 19.8% in 2007 compared to 2006 due to a 12.3% increase in capacity mentioned above and a 6.6% increase in Net Cruise Costs per APCD. The increase in Net Cruise Costs per APCD was primarily due to increases in other operating expenses. Other operating expenses increased primarily due to the addition of Pullmantur’s tour business which adds costs without corresponding capacity. Gross Cruise Costs increased 20.6% in 2007 compared to 2006, primarily due to the same reasons discussed above for Net Cruise Costs.

Depreciation and amortization expenses increased 14.6% in 2007 compared to 2006. The increase was primarily due to the addition of the Pullmantur fleet and the addition of Liberty of the Seas, which entered service in May 2007. The increase was also due to the incremental depreciation as a result of the addition of Freedom of the Seas, which entered service in June 2006, shore side additions and ship improvements.

Other Income (Expense)

Interest expense, net of interest capitalized, increased to $333.8 million in 2007 from $267.9 million in 2006. Gross interest expense increased to $373.7 million in 2007 from $295.7 million in 2006. The increase was primarily due to a higher average debt level. Interest capitalized increased to $39.9 million in 2007 from $27.8 million in 2006 primarily due to a higher average level of investment in ships under construction. These amounts are recorded in interest expense, net of interest capitalized.

Other income decreased to $15.8 million in 2007 from $28.1 million in 2006. The decrease was primarily due to a $36.0 million gain on the settlement of a lawsuit in 2006 that did not recur in 2007, partially offset by a gain of $23.1 million related to certain derivative instruments associated with our ship construction firm commitments denominated in euros that did not qualify for hedge accounting treatment.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues

Net Revenues increased 6.5% in 2006 compared to 2005 due to a 3.4% increase in Net Yields and a 3.0% increase in capacity. The increase in Net Yields was primarily due to higher cruise ticket prices, onboard spending and revenue associated with the charter of Horizon to Island Cruises, our joint venture with TUI Travel. Higher cruise ticket prices were primarily attributable to a strong demand environment. The increase in capacity was primarily attributed to the addition of Freedom of the Seas in 2006 and the lengthening of Enchantment of the Seas in 2005. This increase was partially offset by the charter of Horizon to Island Cruises. Occupancy in 2006 was 106.5% compared to 106.6% in 2005. Gross Yields increased 3.5% in 2006 compared to 2005 primarily due to the same reasons discussed above for Net Yields.

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

In July 2005, TUI Travel redeemed in full its 6.75% convertible preferred shares. We received $348.1 million in cash, resulting in a net gain of $44.2 million, primarily due to foreign exchange.

Dividend income decreased approximately $14.2 million for 2006 compared to 2005 due to the redemption of our TUI Travel investment in the third quarter of 2005.

Cumulative Effect of a Change in Accounting Principle

In the third quarter of 2005, we changed our method of accounting for drydocking costs from the accrual in advance to the deferral method (see Note 2. Summary of Significant Accounting Policies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data). The change resulted in a one-time gain of $52.5 million, or $0.22 per share on a diluted basis, to recognize the cumulative effect of the change on prior years, which we reflected as part of our results in 2005. Other than this one-time gain, the change did not have a material impact on our consolidated statements of operations.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash flow generated from operations provides us with a significant source of liquidity. Net cash provided by operating activities was $1.3 billion in 2007 and $948.5 million in 2006. The increase was primarily a result of an increase in customer deposits of $184.7 million and an increase in accrued expenses and other liabilities of $150.2 million. The increase in customer deposits was primarily due to incremental deposits received for our recently acquired and soon to be delivered ships. This increase was also due to higher ticket prices and the timing of scheduled drydocks as compared to 2006. The increase in accrued expenses and other liabilities was due to the timing of payments of interest and other short-term liabilities. The increase in net cash provided by operating activities was also due to $121.2 million in payments of accreted interest on the LYONs repurchase in 2006 that did not recur in 2007.

Net cash used in investing activities decreased to $1.2 billion in 2007 from $1.8 billion in 2006. The decrease was primarily due to $553.3 million related to the purchase of Pullmantur, net of cash acquired, during 2006 that did not recur in 2007. The decrease was also due to the purchase of $100.0 million of notes from TUI Travel during 2006 which were repaid in 2007. The decrease was partially offset by an increase in capital expenditures which were $1.3 billion in 2007, compared to $1.2 billion in 2006. Capital expenditures were primarily related to the purchase of Pacific Star, the deliveries of Liberty of the Seas in 2007 and Freedom of the Seas in 2006 as well as progress payments for ships under construction in both years.

Net cash provided by financing activities was $36.6 million in 2007 compared to $879.7 million in 2006. The decrease was primarily due to a decrease in proceeds from debt issuances of $998.9 million and an increase in repayments of debt of $20.0 million. The decrease was also partially offset by $164.6 million of treasury stock purchased during 2006 that did not recur in 2007. During 2007, we received net proceeds of €990.9 million, or $1.3 billion, from a bond offering consisting of €1.0 billion, or $1.3 billion, of 5.625% senior unsecured notes due 2014. In addition, we received $589.0 million through an unsecured term loan due through 2014 to purchase Liberty of the Seas and drew $50.0 million on our unsecured revolving credit facility. During 2007, we made debt repayments on various loan facilities and capital leases, including a payment of $906.5 million to retire the €701.0 million outstanding balance on our unsecured bridge loan facility. In addition, we made $465.0 million in payments towards our unsecured revolving credit facility, a payment of $200.0 million to retire our 7% unsecured senior notes due 2007, and a payment of $61.2 million to repay term loans secured by two Celebrity ships. During 2007 and 2006 we received $19.6 million and $23.0 million, respectively, in connection with the exercise of common stock options and we paid cash dividends on our common stock of $98.3 million and $124.5 million, respectively. Net Debt-to-Capital decreased to 44.7% in 2007 compared to 46.6% in 2006. Similarly, our Debt-to-Capital ratio decreased to 45.7% in 2007 from 47.1% in 2006.

Interest capitalized during 2007 increased to $39.9 million from $27.8 million in 2006 primarily due to a higher average level of investment in ships under construction.

Future Capital Commitments

Our future capital commitments consist primarily of new ship orders. As of December 31, 2007, we had one Freedom-class ship and two ships of a new Project Genesis class designated for Royal Caribbean International and four Solstice-class ships, designated for Celebrity Cruises, on order for an aggregate additional capacity of approximately 25,800 berths. The aggregate cost of the seven ships is approximately $7.0 billion, of which we have deposited $499.6 million as of December 31, 2007. Approximately 7.7% of the aggregate cost of ships was exposed to fluctuations in the euro exchange rate at December 31, 2007. (See Note 13. Fair Value of Financial Instruments to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data).

As of December 31, 2007 we anticipated overall capital expenditures, including the seven ships on order, will be approximately $1.9 billion for 2008, $2.0 billion for 2009, $2.2 billion for 2010, and $1.0 billion for 2011.

Recently we reached an agreement with Meyer Werft to build a fifth Solstice-class ship for Celebrity Cruises, subject to certain conditions, for an additional capacity of approximately 2,850 berths, expected to enter service in the fourth quarter of 2012. Based on current exchange rates, we estimate the all-in cost of this ship will be approximately $320,000 per berth. This amount is not included in the anticipated overall capital expenditures reflected above.

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2007, our contractual obligations were as follows (in thousands):

	Payments due by period
		Less than 1	1-3	3-5	More than 5
	Total	year	years	years	years
Long-term debt obligations(1)	$5,645,940	$348,402	$1,044,574	$929,375	$3,323,589
Capital lease obligations(1)	52,332	3,323	6,344	3,747	38,918
Operating lease obligations(2)(3)	545,747	67,042	112,938	329,540	36,227
Ship purchase obligations(4)	5,571,652	1,490,376	3,407,191	674,085	-
Other(5)	630,440	123,722	139,601	136,869	230,248
Total	$12,446,111	$2,032,865	$4,710,648	$2,073,616	$3,628,982
(1)	Amounts exclude interest.
(2)	We are obligated under noncancelable operating leases primarily for a ship, offices, warehouses and motor vehicles.
(3)

Under the Brilliance of the Seas lease agreement, we may be required to make a termination payment of approximately £126.0 million, or approximately $250.3 million, based on the exchange rate at December 31, 2007, if the lease is canceled in 2012. This amount is included in the three to five years category. (See Note 14. Commitments and Contingencies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data.)

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

Under the Brilliance of the Seas operating lease, we have agreed to indemnify the lessor to the extent its after-tax return is negatively impacted by unfavorable changes in corporate tax rates, capital allowance deductions and certain unfavorable determinations which may be made by United Kingdom tax authorities. These indemnifications could result in an increase in our lease payments. We are unable to estimate the maximum potential increase in our lease payments due to the various circumstances, timing or a combination of events that could trigger such indemnifications. Under current circumstances we do not believe an indemnification in any material amount is probable.

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

Other than the items described above, we are not party to any other off-balance sheet arrangements, including guarantee contracts, retained or contingent interest, certain derivative instruments and variable interest entities, that either have, or are reasonably likely to have, a current or future material effect on our financial position.

Funding Sources

As of December 31, 2007, our liquidity was $1.4 billion consisting of approximately $0.2 billion in cash and cash equivalents and $1.2 billion available under our unsecured revolving credit facility. (See Note 6. Long-Term Debt to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data.) We have contractual obligations of approximately $2.0 billion due during the twelve-month period ending December 31, 2008. We anticipate these contractual obligations could be funded through a combination of cash flows from operations, drawdowns under our available unsecured revolving credit facility, the incurrence of additional indebtedness and the sales of equity or debt securities in private or public securities markets. Although we believe our existing unsecured revolving credit facility, cash flows from operations, our ability to obtain new borrowings and/or raise new capital or a combination of these sources will be sufficient to fund operations, debt payment requirements, capital expenditures and other commitments over the next twelve-month period, there can be no assurances that these sources of cash will be available in accordance with our expectations.

Our financing agreements contain covenants that require us, among other things, to maintain minimum net worth, fixed charge coverage ratio and limit our net debt-to-capital ratio. We were in compliance with all covenants as of December 31, 2007.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Financial Instruments and Other

General

We are exposed to market risk attributable to changes in interest rates, foreign currency exchange rates and fuel prices. We manage these risks through a combination of our normal operating and financing activities and through the use of derivative financial instruments pursuant to our hedging practices and policies. The financial impacts of these hedging instruments are primarily offset by corresponding changes in the underlying exposures being hedged. We achieve this by closely matching the amount, term and conditions of the derivative instrument with the underlying risk being hedged. We do not hold or issue derivative financial instruments for trading or other speculative purposes. We monitor our derivative positions using techniques including market valuations and sensitivity analyses. (See Note 13. Fair Value of Financial Instruments to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data.)

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our long-term debt obligations and our operating lease for Brilliance of the Seas. At December 31, 2007, 58% of our long-term debt was effectively fixed and 42% was floating. We enter into interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense and rent expense.

Market risk associated with our long-term fixed rate debt is the potential increase in fair value resulting from a decrease in interest rates. At December 31, 2007, our interest rate swap agreements effectively changed $350.0 million of fixed rate debt with a weighted-average fixed rate of 7.25% to LIBOR-based floating rate debt, and €1.0 billion of fixed rate debt with a weighted-average fixed rate of 5.625% to EURIBOR-based floating rate debt. We have cross currency swap agreements that effectively change €300.0 million of the €1.0 billion floating EURIBOR-based debt to floating LIBOR-based debt. (See Foreign Currency Exchange Rate Risk for further information). The estimated fair value of our long-term fixed rate debt at December 31, 2007, was $5.0 billion using quoted market prices, where available, or using the present value of expected future cash flows. The fair value of our associated interest rate swap agreements was estimated to be an asset of $23.4 million as of December 31, 2007 based on the present value of expected future cash flows. A hypothetical one percentage point decrease in interest rates at December 31, 2007 would increase the fair value of our long-term fixed rate debt, by approximately $99.5 million, net of an increase in the fair value of the associated interest rate swap agreements.

Market risk associated with our long-term floating rate debt is the potential increase in interest expense from an increase in interest rates. A hypothetical one percentage point increase in interest rates would increase our 2008 interest expense by approximately $19.3 million, assuming no change in exchange rates.

Market risk associated with our operating lease for Brilliance of the Seas is the potential increase in rent expense from an increase in sterling LIBOR rates. As of January 2008, we have effectively changed 50% of the operating lease obligation from a floating rate to a fixed rate obligation with a weighted-average rate of 4.76% through rate fixings with the lessor. A hypothetical one percentage point increase in sterling LIBOR rates would increase our 2008 rent expense by approximately $2.2 million, based on the exchange rate at December 31, 2007.

Foreign Currency Exchange Rate Risk

Our primary exposure to foreign currency exchange rate risk relates to our ship construction firm commitments denominated in euros. We enter into euro-denominated forward contracts to manage this risk. The estimated fair value of such euro-denominated forward contracts at December 31, 2007, was a net unrealized gain of approximately $413.7 million, based on the present value of expected future cash flows. At December 31, 2007, approximately 7.7% of the aggregate cost of the ships was exposed to fluctuations in the euro exchange rate. A hypothetical 10% strengthening of the euro as of December 31, 2007, assuming no changes in comparative interest rates, would result in a $620.3 million increase in the United States dollar cost of the foreign currency denominated ship construction contracts. This increase would be largely offset by an increase in the fair value of our euro-denominated forward contracts.

As discussed above, we have cross currency swap agreements that effectively change €300.0 million of floating EURIBOR-based debt to $389.1 million of floating LIBOR-based debt at December 31, 2007. (See Interest Rate Risk for further information). The estimated fair value of these cross currency swap agreements at December 31, 2007, was an asset of approximately $54.0 million based on the present value of expected future cash flows. A hypothetical 10% strengthening of the euro as of December 31, 2007, assuming no changes in comparative interest rates, would result in an increase in the fair value of the €300.0 million of floating EURIBOR-based debt by $43.8 million, offset by an increase in the fair value of the cross currency swap agreements of $44.7 million.

Also, we consider our investments in foreign subsidiaries to be denominated in relatively stable currencies and of a long-term nature. We partially address the exposure of our investments in foreign subsidiaries by denominating a portion of our debt in our subsidiaries’ functional currencies (generally euros). Specifically, we have assigned debt of approximately €466.0 million, or approximately $679.9 million, as a hedge of our net investment in Pullmantur and, accordingly, have included approximately $64.0 million of foreign-currency transaction losses in the foreign currency translation adjustment component of accumulated other comprehensive income (loss) at December 31, 2007. A hypothetical 10% increase or decrease in the December 31, 2007 foreign currency exchange rate would increase or decrease the fair value of our assigned debt by $68.0 million, which would be offset by a corresponding decrease or increase in the U.S. dollar value of our net investment.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the consumption of fuel on our ships. Fuel cost (net of the financial impact of fuel swap agreements), as a percentage of our total revenues, was approximately 8.9% in 2007, 9.2% in 2006 and 7.5% in 2005. We use fuel swap agreements to mitigate the financial impact of fluctuations in fuel prices. As of December 31, 2007, we had fuel swap agreements to pay fixed prices for fuel with an aggregate notional amount of approximately $223.9 million, maturing through 2009. The estimated fair value of these contracts at December 31, 2007 was an unrealized gain of $68.6 million. We estimate that a hypothetical 10% increase in our weighted-average fuel price from that experienced during the year ended December 31, 2007 would increase our 2008 fuel cost by approximately $57.4 million. This increase would be partially offset by an increase in the fair value of our fuel swap agreements maturing in 2008 of approximately $20.8 million.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Quarterly Selected Financial Data are included beginning on page F-1 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report and concluded that those controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007. The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, the independent registered certified public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their report, which is included on page F-2.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 during the quarter ended December 31, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Items 10, 11, 12, 13 and 14. Directors, Executive Officers and Corporate Governance, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Certain Relationships and Related Transactions, and Director Independence and Principal Accounting Fees and Services.

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

(Registrant)

        By: /s/ BRIAN J. RICE

Brian J. Rice
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

February 19, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 19, 2008.

/s/ RICHARD D. FAIN
Richard D. Fain
Director, Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ BRIAN J. RICE
Brian J. Rice
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ BLAIR H. GOULD
Blair H. Gould
Vice President and Chief Accounting Officer
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

Exhibits 10.14 through 10.36 represent management compensatory plans or arrangements.

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

4.13

— Fourteenth Supplemental Indenture dated as of June 12, 2006 to Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.13 to the Company's 2006 Annual Report on Form 10-K filed with the Commission).

4.14

— Fifteenth Supplemental Indenture dated as of June 12, 2006 to Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.14 to the Company's 2006 Annual Report on Form 10-K filed with the Commission).

4.15

— Form of Indenture dated as of July 31, 2006 between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 333-136186) filed with the Commission on July 31, 2006).

4.16

— Indenture dated as of January 25, 2007 among the Company, as issuer, The Bank of New York, as trustee, transfer agent, principal paying agent and security registrar, and AIB/BNY Fund Management (Ireland) Limited, as Irish paying agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2007).

10.1

— Amended and Restated Registration Rights Agreement dated as of July 30, 1997 among the Company, A. Wilhelmsen AS., Cruise Associates, Monument Capital Corporation, Archinav Holdings, Ltd. and Overseas Cruiseship, Inc. (incorporated by reference to Exhibit 2.20 to the Company’s 1997 Annual Report on Form 20-F filed with the Commission, File No. 1-11884).

10.2

— Credit Agreement dated as of March 27, 2003, amended and restated as of June 29, 2007 among the Company and various financial institutions and Citibank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 3, 2007).

10.3

— Credit Agreement dated as of April 6, 2006, amended as of December 15, 2006, among the Company and various financial institutions and Citibank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 19, 2006 and Exhibit 10.5 to the Company's 2006 Annual Report on Form 10-K filed with the Commission).

10.4

— Credit Agreement dated as of November 7, 2006 among the Company, various financial institutions and Citibank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 8, 2006).

10.5

— Credit Agreement dated as of March 26, 2007 among the Company and various financial institutions and Citibank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 29, 2007).

10.6

— Credit Agreement dated as of February 6, 2008 among the Company and various financial institutions and Nordea Bank Finland PLC, acting through its New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 11, 2008).

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

10.11

— Lease Agreement dated January 24, 2005, amended as of April 19, 2005, between the Company and Workstage-Oregon, LLC (incorporated by reference to Exhibit 10.7 to the Company's 2004 Annual Report on Form 10-K filed with the Commission and Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed with the Commission).

10.12	— Second Amendment to Lease and Lease Commencement Agreement dated March 20, 2006, amending the Lease Agreement dated January 24, 2005 between the Company and Workstage-Oregon, LLC.
10.13

— Lease dated August 30, 2006 between DV3 Addlestone Limited, RCL Investments Ltd. (formerly Harmony Investments (Global) Limited) and the Company (incorporated by reference to Exhibit 10.12 to the Company's 2006 Annual Report on Form 10-K filed with the Commission).

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

10.16

— Employment Agreement dated July 25, 2007 between the Company and Richard D. Fain (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed with the Commission).

10.17

— Amended and Restated Trust Agreement dated September 21, 2007 between the Company and Northern Trust, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2007 filed with the Commission).

10.18

— Employment agreement dated March 10, 2005 between the Company and Luis E. Leon (incorporated by reference to Exhibit 10.15 to the Company's 2004 Annual Report on Form 10-K filed with the Commission).

10.19

— Employment Agreement dated July 25, 2007 between the Company and Adam M. Goldstein (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed with the Commission).

10.20

— Employment Agreement dated July 25, 2007 between Celebrity Cruises Inc. and Daniel J. Hanrahan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed with the Commission).

10.21

— Employment Agreement dated July 25, 2007 between the Company and Brian J. Rice (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed with the Commission.)

10.22

— Employment Agreement dated July 25, 2007 between the Company and Harri U. Kulovaara (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed with the Commission.).

10.23

— Description of consulting arrangement between the Company and William K. Reilly (incorporated by reference to Exhibit 10.16 to the Company's 2004 Annual Report on Form 10-K filed with the Commission).

10.24

— Royal Caribbean Cruises Ltd. et. al. Board of Directors Non Qualified Deferred Compensation Plan, as amended through December 12, 2006 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the Commission on December 8, 2005 and Exhibit 10.25 to the Company's 2006 Annual Report on Form 10-K filed with the Commission).

10.25

— Royal Caribbean Cruises Ltd. et. al. Non Qualified Deferred Compensation Plan Rabbi Trust (incorporated by reference to Exhibit 10.18 to the Company's 2004 Annual Report on Form 10-K filed with the Commission).

10.26

— Royal Caribbean Cruises Ltd. Executive Incentive Plan as amended as of December 12, 2006 (incorporated by reference to Exhibit 10.27 to the Company's 2006 Annual Report on Form 10-K filed with the Commission).

10.27

— Royal Caribbean Cruises Ltd. et. al. Non Qualified 401(k) Plan, as amended through December 12, 2006 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on December 8, 2005 and Exhibit 10.29 to the Company's 2006 Annual Report on Form 10-K filed with the Commission).

10.28

— Amendment to the Royal Caribbean Cruises Ltd. et. al. Non Qualified 401(k) Plan, dated as of November 5, 2007 renaming Plan to “Royal Caribbean Cruises Ltd. et al. Non Qualified Deferred Compensation Plan”.

10.29	— Amendment to the Royal Caribbean Cruises Ltd. et. al. Non Qualified Deferred Compensation Plan, dated as of December 31, 2007.
10.30

— Royal Caribbean Cruises Ltd. Supplemental Executive Retirement Plan as amended through December 12, 2006 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Commission on December 8, 2005 and Exhibit 10.31 to the Company's 2006 Annual Report on Form 10-K filed with the Commission).

10.31	— Amendment to the Royal Caribbean Cruises Ltd. Supplemental Executive Retirement Plan dated as of December 31, 2007.
10.32	— Summary of Royal Caribbean Cruises Ltd. Board of Directors Compensation.
10.33

— Cruise Policy effective as of October 3, 2007 for Members of the Board of Directors of the Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 filed with the Commission).

10.34	— Form of Royal Caribbean Cruises Ltd. 2000 Stock Award Plan Stock Option Certificate - Incentive Stock Options.

10.35	— Form of Royal Caribbean Cruises Ltd. 2000 Stock Award Plan Stock Option Certificate - Non-Qualified Shares.
10.36	— Form of Royal Caribbean Cruises Ltd. 2000 Stock Award Plan Restricted Stock Unit Agreement.
12.1	— Statement regarding computation of fixed charge coverage ratio.
21.1	— List of Subsidiaries.
23.1	— Consent of PricewaterhouseCoopers LLP, an independent registered certified public accounting firm.
23.2	— Consent of Drinker Biddle & Reath LLP.
24.1	— Power of Attorney of Bernard W. Aronson.
24.2	— Power of Attorney of Arvid Gurndekjoen.
24.3	— Power of Attorney of William L. Kimsey.
24.4	— Power of Attorney of Laura Laviada.
24.5	— Power of Attorney of Gert W. Munthe.
24.6	— Power of Attorney of Eyal Ofer.
24.7	— Power of Attorney of Thomas J. Pritzker.
24.8	— Power of Attorney of William K. Reilly.
24.9	— Power of Attorney of Bernt Reitan.
24.10	— Power of Attorney of Arne Alexander Wilhelmsen.
31.1	— Certification of Richard D. Fain required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	— Certification of Brian J. Rice required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32	— Certification of Richard D. Fain and Brian J. Rice pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

ROYAL CARIBBEAN CRUISES LTD.

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders

of Royal Caribbean Cruises, Ltd.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Royal Caribbean Cruises, Ltd. and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 of the consolidated financial statements, the Company changed its method of accounting for dry dock costs in 2005.

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

PricewaterhouseCoopers LLP

Miami, Florida

February 19, 2008

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(in thousands, except per share data)

Passenger ticket revenues	$ 4,427,384	$ 3,838,648	$ 3,609,487
Onboard and other revenues	1,721,755	1,390,936	1,293,687
Total revenues	6,149,139	5,229,584	4,903,174

Cruise operating expenses
Commissions, transportation and other	1,124,022	917,929	858,606
Onboard and other	405,637	331,218	308,611
Payroll and related	584,081	501,874	510,692
Food	322,996	278,604	270,674
Fuel	546,029	480,187	367,864
Other operating	998,933	739,817	677,785
Total cruise operating expenses	3,981,698	3,249,629	2,994,232
Marketing, selling and administrative expenses	783,040	699,864	635,308
Depreciation and amortization expenses	483,066	421,645	402,069
	5,247,804	4,371,138	4,031,609

Operating Income	901,335	858,446	871,565
Other income (expense)
Interest income	20,025	15,238	9,129
Interest expense, net of interest capitalized	(333,784)	(267,861)	(269,750)
Other income	15,829	28,099	52,521
	(297,930)	(224,524)	(208,100)
Income Before Cumulative Effect of a Change in Accounting Principle	603,405	633,922	663,465
Cumulative effect of a change in accounting Principle (Note 2)	-	-	52,491
Net Income	$ 603,405	$ 633,922	$ 715,956

Basic Earnings per Share:
Income before cumulative effect of a change in accounting principle	$ 2.84	$ 3.01	$ 3.22
Cumulative effect of a change in accounting Principle (Note 2)	$ -	$ -	$ 0.25
Net income	$ 2.84	$ 3.01	$ 3.47
Diluted Earnings per Share:
Income before cumulative effect of a change in accounting principle	$ 2.82	$ 2.94	$ 3.03
Cumulative effect of a change in accounting Principle (Note 2)	$ -	$ -	$ 0.22
Net income	$ 2.82	$ 2.94	$ 3.26
Pro Forma Amounts (assuming change in accounting principle was applied retrospectively) (Note 2) (unaudited):
Pro forma net income	$ 603,405	$ 633,922	$ 663,465
Pro forma basic earnings per share	$ 2.84	$ 3.01	$ 3.22
Pro forma diluted earnings per share	$ 2.82	$ 2.94	$ 3.03

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2007	2006
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$ 230,784	$ 104,520
Trade and other receivables, net	313,640	185,886
Inventories	96,813	76,969
Prepaid expenses and other assets	137,662	98,381
Derivative financial instruments	213,892	36,148
Total current assets	992,791	501,904
Property and equipment, net	12,253,784	11,429,106
Goodwill	797,791	721,514
Other assets	937,915	740,564
	$14,982,281	$13,393,088

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$ 351,725	$ 373,422
Accounts payable	222,895	193,794
Accrued expenses and other liabilities	533,674	351,131
Customer deposits	1,084,359	896,943
Hedged firm commitments	146,642	57,078
Total current liabilities	2,339,295	1,872,368
Long-term debt	5,346,547	5,040,322
Other long-term liabilities	539,096	388,823

Commitments and contingencies (Note 14)

Shareholders’ equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized;
none outstanding)	-	-
Common stock ($0.01 par value; 500,000,000 shares authorized;
223,509,136 and 222,489,872 shares issued, December 31, 2007
and December 31, 2006, respectively)	2,235	2,225
Paid-in capital	2,942,935	2,904,041
Retained earnings	4,114,877	3,639,211
Accumulated other comprehensive income (loss)	120,955	(30,802)
Treasury stock (11,026,271 and 10,985,927common shares at cost, December 31, 2007 and December 31, 2006, respectively)	(423,659)	(423,100)
Total shareholders’ equity	6,757,343	6,091,575
	$ 14,982,281	$ 13,393,088

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Operating Activities
Net income	$ 603,405	$ 633,922	$ 715,956
Adjustments:
Depreciation and amortization	483,066	421,645	402,069
Cumulative effect of a change in accounting principle	-	-	(52,491)
Gain on redemption of investment	-	-	(44,207)
Accretion of original issue discount on debt	1,810	17,902	45,718
Changes in operating assets and liabilities:
Increase in trade and other receivables, net	(122,682)	(38,855)	(19,349)
(Increase) decrease in inventories	(19,424)	(7,441)	2,457
(Increase) decrease in prepaid expenses and other assets	(37,650)	707	(5,009)
Increase (decrease) in accounts payable	23,398	(29,671)	(3,741)
Increase in accrued expenses and other liabilities	150,195	21,815	31,772
Increase in customer deposits	184,713	9,724	9,912
Accreted interest paid on LYONs repurchase	-	(121,199)	-
Other, net	1,863	39,957	28,273
Net cash provided by operating activities	1,268,694	948,506	1,111,360
Investing Activities
Purchases of property and equipment	(1,317,381)	(1,180,579)	(429,898)
Repayment (purchase) of notes from TUI Travel	100,000	(100,000)	-
Purchase of Pullmantur, net of cash acquired	-	(553,312)	-
Purchases of short-term investments	-	-	(56,500)
Proceeds from sale of short-term investments	-	-	56,500
Proceeds from redemption of investment	-	-	348,070
Other, net	46,823	(15,187)	(7,198)
Net cash used in investing activities	(1,170,558)	(1,849,078)	(89,026)
Financing Activities
Proceeds from issuance of debt	1,934,979	2,933,915	390,000
Debt issuance costs	(10,146)	(10,004)	(5,512)
Repayments of debt	(1,805,798)	(1,785,773)	(1,564,715)
Dividends	(98,298)	(124,460)	(118,764)
Proceeds from exercise of common stock options	19,632	23,026	21,996
Purchases of treasury stock	-	(164,582)	(249,122)
Other, net	(3,758)	7,585	590
Net cash provided by (used in) financing activities	36,611	879,707	(1,525,527)

Effect of exchange rate changes on cash	(8,483)	-	-

Net increase (decrease) in cash and cash equivalents	126,264	(20,865)	(503,193)
Cash and cash equivalents at beginning of year	104,520	125,385	628,578
Cash and cash equivalents at end of year	$ 230,784	$ 104,520	$ 125,385

Supplemental Disclosures
Cash paid during the year for:
Interest, net of amount capitalized	$ 285,206	$ 376,817	$ 236,477

Supplemental Schedule of Noncash Investing Activity
The Company purchased all of the capital stock of Pullmantur for approximately $558.9 million in November 2006. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$ 1,111,117
Cash paid for capital stock	(558,948)
Liabilities assumed	$ 552,169

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	(in thousands)
Balances at January 1, 2005	$2,012	$2,206,157	$2,533,265	$71,363	$(8,277)	$4,804,520
Issuance under employee related plans	12	28,059	—	—	(560)	27,511
Purchases of treasury stock	—	—	—	—	(249,122)	(249,122)
Common stock dividends	—	—	(116,935)	—	—	(116,935)
Changes related to cash flow derivative hedges	—	—	—	(100,472)	—	(100,472)
Minimum pension liability adjustment	—	—	—	846	—	846
Debt Converted to common stock	141	472,020	—	—	—	472,161
Net income	—	—	715,956	—	—	715,956
Balances at December 31, 2005	2,165	2,706,236	3,132,286	(28,263)	(257,959)	5,554,465
Issuance under employee related plans	12	42,031	—	—	(559)	41,484
Purchases of treasury stock	—	—	—	—	(164,582)	(164,582)
Common stock dividends	—	—	(126,997)	—	—	(126,997)
Changes related to cash flow derivative hedges	—	—	—	3,507	—	3,507
Adoption of SFAS Statement No. 158	—	—	—	(6,981)	—	(6,981)
Minimum pension liability adjustment	—	—	—	834	—	834
Foreign currency translation adjustments	—	—	—	101	—	101
Debt converted to common stock	48	155,774	—	—	—	155,822
Net income	—	—	633,922	—	—	633,922
Balances at December 31, 2006	2,225	2,904,041	3,639,211	(30,802)	(423,100)	6,091,575
Issuance under employee related plans	10	38,894	—	—	(559)	38,345
Common stock dividends	—	—	(127,739)	—	—	(127,739)
Changes related to cash flow derivative hedges	—	—	—	152,523	—	152,523
Change in defined benefit plans	—	—	—	3,500	—	3,500
Foreign currency translation adjustments	—	—	—	(4,266)	—	(4,266)
Net income	—	—	603,405	—	—	603,405
Balances at December 31, 2007	$2,235	$2,942,935	$4,114,877	$120,955	$(423,659)	$6,757,343

Comprehensive income is as follows (in thousands):	Year Ended December 31,
	2007	2006	2005
Net income	603,405	$633,922	$715,956
Changes related to cash flow derivative hedges	152,523	3,507	(100,472)
Minimum pension liability adjustment	—	834	846
Change in defined benefit plans	3,500	—	—
Foreign currency translation adjustments	(4,266)	101	—
Total comprehensive income	$755,162	$638,364	$616,330

The following tables summarize activity in accumulated other comprehensive income (loss) related to derivatives designated as cash flow hedges, change in defined benefit plans and the foreign currency translation adjustments (in thousands):
	Year Ended December 31,
	2007	2006	2005
Accumulated net (loss) gain on cash flow derivative hedges at beginning of year	$(14,664)	$ (18,171)	82,301
Net gain (loss) on cash flow derivative hedges	163,444	(7,483)	(86,456)
Net (loss) gain reclassified into earnings	(10,921)	10,990	(14,016)
Accumulated net gain (loss) on cash flow derivative hedges at end of year	$137,859	$(14,664)	$(18,171)

	Changes related to cash flow derivative hedges	Change in defined benefit plans	Foreign Currency translation adjustments	Accumulated other comprehensive income (loss)
Accumulated other comprehensive loss at beginning of the year	$ (14,664)	$ (9,258)	$ (6,880)	$ (30,802)
Current-period change	152,523	3,500	(4,266)	151,757
Accumulated other comprehensive loss at end of year	$ 137,859	$ (5,758)	$ (11,146)	$ 120,955

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. General

Description of Business

We are a global cruise company. We own five cruise brands, Royal Caribbean International, Celebrity Cruises, Pullmantur Cruises, and Azamara Cruises with 21, eight, four and two ships, respectively, at December 31, 2007, and CDF Croisières de France, which will begin operating one ship in May 2008. Our ships operate on a selection of worldwide itineraries that call on approximately 380 destinations. In addition, we have a 50% investment in a joint venture with TUI Travel PLC (“TUI Travel”), formerly First Choice Holidays PLC, which operates the brand Island Cruises, and we charter one ship to Island Cruises. We also lease one ship under a seasonal vessel operating lease agreement for The Scholar Ship, our education program at sea for graduate and undergraduate students.

Basis for Preparation of Consolidated Financial Statements

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Estimates are required for the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America. Actual results could differ from these estimates. All significant intercompany accounts and transactions are eliminated in consolidation. We consolidate entities over which we have control, usually evidenced by a direct ownership interest of greater than 50%. For affiliates where significant influence over financial and operating policies exists, usually evidenced by a direct ownership interest from 20% to 50%, the investment is accounted for using the equity method.

Note 2. Summary of Significant Accounting Policies

Change in Accounting Principle Related to Drydocking Costs

In the third quarter of 2005, we changed our method of accounting for drydocking costs from the accrual in advance to the deferral method. Under the accrual in advance method, estimated drydocking costs are accrued evenly over the period to the next scheduled drydock. Under the deferral method, drydocking costs incurred are deferred and charged to expense on a straight-line basis over the period to the next scheduled drydock. The deferral method is preferable because it only recognizes the liability when incurred and does not require the use of estimates inherent in the accrual in advance method. The cumulative effect of the change on prior years of $52.5 million, or $0.22 per share on a diluted basis, was included in net income for the year ended December 31, 2005. Other than this one-time gain, the change did not have a material impact on our consolidated financial statements.

Revenues and Expenses

Deposits received on sales of passenger cruises are initially recorded as customer deposit liabilities on our balance sheet. Customer deposits are subsequently recognized as passenger ticket revenues, together with revenues from onboard and other goods and services and all associated direct costs of a voyage, upon completion of voyages with durations of ten days or less, and on a pro rata basis for voyages in excess of ten days.

Cash and Cash Equivalents

Cash and cash equivalents include cash and marketable securities with original maturities of less than 90 days.

Inventories

Inventories consist of provisions, supplies and fuel carried at the lower of cost (weighted-average) or market.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. We capitalize interest as part of the cost of acquiring certain assets. Improvement costs that we believe add value to our ships are capitalized as additions to the ship and depreciated over the improvements’ estimated useful lives. The estimated cost and accumulated depreciation of replaced or refurbished ship components are written off and any resulting losses are recognized in cruise operating expenses. Costs of repairs and maintenance are charged to cruise operating expenses as incurred and, commencing in 2005, drydocking costs are deferred and charged to expense on a straight-line basis over the period to the next scheduled drydock. Deferred drydock costs consist of the costs to drydock the vessel and other costs incurred in connection with the drydock which are necessary to maintain the vessel’s class certification. Liquidated damages received from shipyards as a result of the late delivery of a new ship are recorded as reductions to the cost basis of the ship. We review long-lived assets for impairment whenever events or changes in circumstances indicate, based on estimated undiscounted future cash flows, that the carrying amount of these assets may not be fully recoverable.

Depreciation of property and equipment is computed using the straight-line method over estimated useful lives of primarily 30 years for ships, net of a 15% projected residual value, and three to 40 years for other property and equipment. Depreciation for assets under capital leases and leasehold improvements is computed using the shorter of the lease term or related asset life. (See Note 4. Property and Equipment.)

Goodwill

Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets acquired. We review goodwill for impairment at the reporting unit level annually, or when events or circumstances dictate, more frequently. The impairment review for goodwill consists of a two- step process of first determining the fair value of the reporting unit and comparing it to the carrying value of the net assets allocated to the reporting unit. If the fair value of the reporting unit exceeds the carrying value, no further analysis or write-down of goodwill is required. If the fair value of the reporting unit is less than the carrying value of the net assets, the implied fair value of the reporting unit is allocated to all the underlying assets and liabilities, including both recognized and unrecognized tangible and intangible assets, based on their fair value. If necessary, goodwill is then written down to its implied fair value.

Intangible Assets

In connection with our acquisitions, we have acquired certain intangible assets of which value has been assigned to them based on our estimates. Intangible assets that are deemed to have an indefinite life are not amortized, but are subject to an annual impairment test, or when events or circumstances dictate, more frequently. The indefinite-life intangible asset impairment test consists of a comparison of the fair value of the indefinite-life intangible asset with its carrying amount. If the carrying amount exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. If the fair value exceeds its carrying amount, the indefinite-life intangible asset is not considered impaired.

Other intangible assets assigned finite useful lives are amortized on a straight-line basis over their estimated useful lives.

Advertising Costs

Advertising costs are expensed as incurred except those costs, which result in tangible assets, such as brochures, which are treated as prepaid expenses and charged to expense as consumed. Advertising costs consist of media advertising as well as brochure, production and direct mail costs. Media advertising was $153.4 million, $141.3 million and $139.1 million, and brochure, production and direct mail costs were $99.0 million, $89.5 million and $86.9 million for the years 2007, 2006 and 2005, respectively.

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

Changes in the fair value of derivatives that are designated as fair value hedges are offset against changes in the fair value of the underlying hedged assets, liabilities or firm commitments. Changes in fair value of derivatives that are designated as cash flow hedges are recorded as a component of accumulated other comprehensive (loss) income until the underlying hedged transactions are recognized in earnings. The foreign-currency transaction gain or loss of our nonderivative financial instrument designated as a hedge of our net investment in our foreign operations is recognized as a component of accumulated other comprehensive income along with the associated foreign currency translation adjustment of the foreign operation.

On an ongoing basis, we assess whether derivatives used in hedging transactions are “highly effective” in offsetting changes in the fair value or cash flow of hedged items. If it is determined that a derivative is not highly effective as a hedge or hedge accounting is discontinued, any change in fair value of the derivative since the last date at which it was determined to be effective is recognized in earnings. In addition, the ineffective portion of our highly effective hedges is recognized in earnings immediately and reported in other income (expense) in our consolidated statements of operations.

Cash flows from derivative instruments that are designated as fair value or cash flow hedges are classified in the same category as the cash flows from the underlying hedged items. In the event that hedge accounting is discontinued, cash flows subsequent to the date of discontinuance are classified consistent with the nature of the instrument.

Foreign Currency Translations and Transactions

We translate assets and liabilities of our foreign subsidiaries whose functional currency is the local currency, at exchange rates in effect at the balance sheet date. We translate revenues and expenses at weighted-average exchange rates for the period. Equity is translated at historical rates and the resulting foreign currency translation adjustments are included as a component of accumulated other comprehensive (loss) income, which is reflected as a separate component of shareholders’ equity. Exchange gains or losses arising from the remeasurement of monetary assets and liabilities denominated in a currency other than the functional currency of the entity involved are immediately included in our earnings, unless certain liabilities have been designated to act as a hedge of a net investment in a foreign operation. The majority of our transactions are settled in United States dollars. Gains or losses resulting from transactions denominated in other currencies are recognized in income at each balance sheet date.

Concentrations of Credit Risk

We monitor concentrations of credit risk associated with financial and other institutions with which we conduct significant business. Credit risk, including but not limited to counterparty nonperformance under derivative instruments and new ship progress payment guarantees, is considered minimal, as we primarily conduct business with large, well-established financial institutions and insurance companies that we have well established relationships with and that have credit risks acceptable to us or the credit risk is spread out among a large number of creditors. We do not anticipate nonperformance by any of our significant counterparties. In addition, we have established guidelines regarding credit ratings and investment maturities that we follow to maintain safety and liquidity. We do not normally require collateral or other security to support credit relationships; however, in certain circumstances this option is available to us. We normally require guarantees to support new ship progress payments to shipyards.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share incorporates the incremental shares issuable upon the assumed exercise of stock options and conversion of potentially dilutive securities. In addition, net income is adjusted to add back the amount of interest recognized in the period associated with convertible dilutive securities. (See Note 9. Earnings Per Share.)

Stock-Based Employee Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”). SFAS 123R requires the measurement and recognition of compensation expense at the fair value of employee stock awards. Compensation expense for awards and related tax effects is recognized as they vest. Through December 31, 2005, we used the intrinsic value method to account for stock-based awards to our employees under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and disclosed pro forma information as if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” We have adopted SFAS 123R using the modified prospective transition method in which we are recognizing compensation expense on the unvested portion of the awards over the remaining vesting period. Under this transition method, prior period results have not been restated. In addition, SFAS 123R requires us to estimate the amount of expected forfeitures in calculating compensation costs for all outstanding awards. Previously, we had accounted for forfeitures as they occurred. As of January 1, 2006, the cumulative effect of adopting the expected forfeiture method and the impact on cash flows was not significant.

The impact of adopting SFAS 123R was a reduction of our net income by approximately $10.3 million and $11.3 million, or $0.05 on a basic and diluted earnings per share basis, for each of the years ended December 31, 2007 and December 31, 2006, respectively.

Segment Reporting

We operate four cruise brands, Royal Caribbean International, Celebrity Cruises, Pullmantur Cruises, and Azamara Cruises, and launched a new brand, CDF Croisières de France, which will commence operations in May 2008. The brands have been aggregated as a single reportable segment based on the similarity of their economic characteristics as well as products and services provided.

Information by geographic area is shown in the table below. Passenger ticket revenues are attributed to geographic areas based on where the reservation originates.

	2007	2006	2005
Passenger ticket revenues:
North America	70%	82%	85%
All other countries	30%	18%	15%

North America includes the United States which represents 63.4%, 75.8% and 78.9% of total consolidated passenger ticket revenue for 2007, 2006 and 2005, respectively.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return. We adopted FIN 48 on January 1, 2007. The adoption did not have a material impact on our 2007 consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a formal framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective the first fiscal year beginning after November 15, 2007, and interim periods within that fiscal year, and is applied prospectively with the exception of certain financial instruments. In February 2008, the FASB issued a FASB Staff Position (“FSP”) that amends SFAS 157 to delay the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. In February 2008, the FASB also issued a FSP that would exclude leasing transactions accounted for under SFAS No. 13, "Accounting for Leases", and its related interpretive accounting pronouncements. We do not expect the adoption of SFAS 157 and related guidance to have a material impact on our 2008 consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). Under SFAS 159, entities will have the option to measure certain financial instruments and other items at fair value that are not currently measured at fair value. At the effective date, a company may elect the fair value option for eligible items that exist at that date. The effect of this election is reported as a cumulative effect adjustment to the opening balance of retained earnings in the year of adoption. SFAS 159 is effective the first fiscal year beginning after November 15, 2007. The adoption of SFAS 159 will not have a material impact on our 2008 consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS 141R”). SFAS 141R requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction whether full or partial acquisition, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, requires expensing of most transaction and restructuring costs, and requires the acquirer to disclose all information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141R applies to all transactions or other events in which an entity obtains control of one or more businesses, including combinations achieved without transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning after December 15, 2008. We are currently evaluating the impact SFAS 141R may have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51,” (“SFAS 160”). SFAS 160 requires reporting entities to present noncontrolling (minority) interests as equity as opposed to as a liability or mezzanine equity and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS 160 is effective the first fiscal year beginning after December 15, 2008, and interim periods within that fiscal year. SFAS 160 applies prospectively as of the beginning of the fiscal year SFAS 160 is initially applied, except for the presentation and disclosure requirements which are applied retrospectively for all periods presented subsequent to adoption. We are currently evaluating the impact SFAS 160 may have on our consolidated financial statements.

Reclassifications

Reclassifications have been made to prior year amounts to conform to the current year presentation.

Note 3. Business Combination

In November 2006, we completed our acquisition of Pullmantur, a Madrid-based cruise and tour operator. The Pullmantur Cruises brand increases our presence in Spain and provides us with an opportunity to further grow our business in Europe and Latin America and to increase our product offerings. Pullmantur Cruises also provides us an opportunity for incremental guest, revenue and earnings growth. We purchased all of the capital stock of Pullmantur for approximately €436.3 million, or approximately $558.9 million. We include Pullmantur’s results of operations on a two-month lag to allow for more timely preparation of our consolidated financial statements.

The acquisition was accounted for as a business purchase combination using the purchase method of accounting under the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations”. The purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date, with the excess allocated to goodwill. Approximately €352.3 million or $451.4 million was allocated to goodwill and approximately €189.4 million or $242.6 million was allocated to acquired intangible assets.

U.S. $ (in thousands)
Total current assets	$ 58,931
Property and equipment (mostly ships)	366,800
Other non-current assets	5,488
Goodwill	451,355
Other intangible assets	242,600
Current portion of long-term debt	(14,897)
Other current liabilities	(110,520)
Long-term debt	(338,700)
Other long-term liabilities	(102,109)
Net assets acquired	$ 558,948

Of the $242.6 million of acquired intangible assets, approximately €168.6 million or $216.0 million was assigned to the value associated with the awareness and reputation of the Pullmantur brand among its passengers and is considered an indefinite life intangible asset. Amortizable intangible assets identified of approximately €20.8 million or $26.6 million have a weighted-average useful life of approximately 4.8 years. The amount allocated to goodwill was adjusted in 2007 by €20.2 million or approximately $25.9 million as a result of the finalization of the purchase price allocation to the net assets acquired, primarily driven by our completion of the fleet valuation.

Note 4. Property and Equipment

Property and equipment consists of the following (in thousands):

	2007	2006
Land	$ 16,288	$ 16,442
Ships	14,284,639	13,225,184
Ships under construction	652,131	557,268
Other	705,304	584,641
	15,658,362	14,383,535
Less — accumulated depreciation and amortization	(3,404,578)	(2,954,429)
	$ 12,253,784	$ 11,429,106

Ships under construction include progress payments for the construction of new ships as well as planning, design, interest, commitment fees and other associated costs. We capitalized interest costs of $39.9 million, $27.8 million and $17.7 million for the years 2007, 2006 and 2005, respectively.

Note 5. Other Assets

Variable Interest Entities

Financial Accounting Standard Board Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities (“FIN 46”), addresses consolidation by business enterprises of Variable Interest Entities (“VIEs”), which are entities in which the equity investors have not provided enough equity to finance its activities or the equity investors (1) cannot directly or indirectly make decisions about the entity’s activities through their voting rights or similar rights; (2) do not have the obligation to absorb the expected losses of the entity; (3) do not have the right to receive the expected residual returns of the entity; or (4) have voting rights that are not proportionate to their economic interests and the entity’s activities involve or are conducted on behalf of an investor with a disproportionately small voting interest.

We have determined that one of our minority interests, a ship repair facility in which we invested in April

2001, is a VIE; however, we are not the primary beneficiary and accordingly we do not consolidate this entity. As of December 31, 2007, our investment in this entity including equity and loans, which is also our maximum exposure to loss, was approximately $42.9 million.

In conjunction with our acquisition of Pullmantur, we obtained a 49% minority interest in Pullmantur Air, S.A. (“Pullmantur Air”), a small air business that operates two aircraft in support of Pullmantur Cruises’ operations. We have determined Pullmantur Air is a VIE for which we are the primary beneficiary and in accordance with FIN46, we have consolidated the assets and liabilities of Pullmantur Air at their fair value. The assets and liabilities of Pullmantur Air are immaterial to our December 31, 2007 consolidated financial statements.

Other

During 2007, we received proceeds from the repayment of $100.0 million of notes from TUI Travel, which we purchased in March 2006.

In July 2005, TUI Travel redeemed in full its convertible preferred shares. We received $348.1 million in cash, resulting in a net gain of $44.2 million, primarily due to foreign exchange, which was recorded as a component of other income.

Note 6. Long-Term Debt

Long-term debt consists of the following (in thousands):

	2007	2006
Unsecured revolving credit facility, LIBOR plus 0.485% and a facility fee of 0.14% due 2012	$ 30,000	$ 445,000
Unsecured senior notes and senior debentures, 6.75% to 8.75%, due 2008 through 2016, 2018 and 2027	2,623,029	2,804,608
€1.0 billion unsecured senior note, 5.625%, due 2014	1,437,429	-
€750 million unsecured Bridge Loan, EURIBOR plus 0.625%, due 2007	-	925,110
$570 million unsecured term loan, 3.77% due 2006 through 2013	447,857	529,286
$589 million unsecured term loan, 4.215% due 2007 through 2014	546,929	-
$300 million unsecured term loan, LIBOR plus 0.8%, due 2009 through 2010	200,000	200,000
$225 million unsecured term loan, LIBOR plus 0.75%, due 2006 through 2012	160,695	192,848
€6.0 million unsecured revolving credit lines, EURIBOR plus 0.8% to 1.25% due 2007	-	7,961
Unsecured term loans, LIBOR plus 0.7%, due 2010	200,000	200,000
Secure term loans, LIBOR plus 0.85%, due through 2008	-	61,149
Capital lease obligations	52,333	47,782
	5,698,272	5,413,744
Less — current portion	(351,725)	(373,422)
Long-term portion	$ 5,346,547	$ 5,040,322

During 2007, we issued €1.0 billion, or approximately $1.3 billion, of 5.625% senior unsecured notes due 2014 at a price of 99.638% of par. The net proceeds from the offering were used to retire the €701.0 million, or approximately $906.5 million, outstanding balance on our unsecured bridge loan facility obtained to finance our acquisition of Pullmantur. The remainder of the net proceeds, approximately €289.0 million, or approximately $374.8 million, was used to repay a portion of the outstanding balance on our unsecured revolving credit facility. Also in 2007, we entered into interest rate swap agreements that effectively changed this fixed rate debt to EURIBOR-based floating rate debt, and we entered into cross currency swap agreements that effectively changed €300.0 million of floating EURIBOR-based debt to $389.1 million floating LIBOR-based debt.

During 2007, we entered into and drew in full a $589.0 million unsecured term loan due through 2014 at a rate of 4.215%. The proceeds were used towards the purchase of Liberty of the Seas, which was delivered in April 2007.

During 2007, we amended and restated our unsecured revolving credit facility to increase the amount available from $1.0 billion to $1.2 billion, reduce the effective interest rate to LIBOR plus 0.485%, change the 0.175% commitment fee to a 0.140% facility fee and extend the maturity date from March 27, 2010 to June 29, 2012.

Under certain of our agreements, the contractual interest rate and commitment fee vary with our debt rating.

The unsecured senior notes and senior debentures are not redeemable prior to maturity.

Our debt agreements contain covenants that require us, among other things, to maintain minimum net worth and fixed charge coverage ratio and limit our net debt-to-capital ratio. We are in compliance with all covenants as of December 31, 2007. Following is a schedule of annual maturities on long-term debt as of December 31, 2007 for each of the next five years (in thousands):

Year
2008	$351,725
2009	351,318
2010	699,599
2011	703,805
2012	229,316

Note 7. Shareholders’ Equity

We declared cash dividends on our common stock of $0.15 per share in each of the quarters of 2007 and 2006.

Note 8. Stock-Based Employee Compensation

As discussed in Note 2, Summary of Significant Accounting Policies, we adopted the provisions of SFAS 123R effective January 1, 2006. We have three stock-based compensation plans, which provide for awards to our officers, directors and key employees. The plans consist of a 1990 Employee Stock Option Plan, a 1995 Incentive Stock Option Plan and a 2000 Stock Award Plan. The 1990 Stock Option Plan and the 1995 Incentive Stock Option Plan terminated by their terms in March 2000 and February 2005, respectively. The 2000 Stock Award Plan, as amended, provides for the issuance of (i) incentive and non-qualified stock options, (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units and (v) performance shares of up to 13,000,000 shares of our common stock. During any calendar year, no one individual shall be granted awards of more than 500,000 shares. We awarded 271,594, 204,154 and 160,574 restricted stock units in 2007, 2006 and 2005, respectively. Options and restricted stock units outstanding as of December 31, 2007 vest in equal installments over four to five years from the date of grant. Generally, options and restricted stock units are forfeited if the recipient ceases to be a director or employee before the shares vest. Options are granted at a price not less than the fair value of the shares on the date of grant and expire not later than ten years after the date of grant.

In September 2006, the Compensation Committee amended the Company’s 2000 Stock Award Plan. The amendment extends the period during which a participant must exercise non-qualified options following a termination of service to one year. It also limits the period for exercise of both qualified and non-qualified options following termination of service due to a participant’s death or disability to one year. This amendment is effective for options granted on or after September 18, 2006. The amendment did not have any impact on our 2007 and 2006 consolidated financial statements.

We also provide an Employee Stock Purchase Plan to facilitate the purchase by employees of up to 800,000 shares of common stock in the aggregate. Offerings to employees are made on a quarterly basis. Subject to certain limitations, the purchase price for each share of common stock is equal to 90% of the average of the market prices of the common stock as reported on the New York Stock Exchange on the first business day of the purchase period and the last business day of each month of the purchase period. Shares of common stock of 20,759, 18,116 and 14,476 were issued under the ESPP at a weighted-average price of $37.25, $36.00 and $40.83 during 2007, 2006 and 2005, respectively.

Under an executive compensation program approved in 1994, we award to a trust 10,086 shares of common stock per quarter, up to a maximum of 806,880 shares.

Total compensation expense recognized for employee stock based compensation for the year ended December 31, 2007 was $19.0 million, of which $16.3 million was included within marketing, selling and administrative expenses and $2.7 million within payroll and related expenses. Total compensation expense recognized for employee stock based compensation for the year ended December 31, 2006 was $18.4 million, of which $13.8 million was included within marketing, selling and administrative expenses and $4.6 million within payroll and related expenses.

The following table illustrates the effect on income before cumulative effect of a change in accounting principle, net income and earnings per share as if we had applied the fair value recognition provisions of SFAS 123 to such compensation for the year ended December 31, 2005 (in thousands, except per share data):

Income before cumulative effect of a change in accounting principle	$663,465
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(9,732)
Pro forma income before cumulative effect of a change in accounting principle	653,733
Add: Interest on dilutive convertible notes	48,128
Pro forma income before cumulative effect of a change in accounting principle for diluted earnings per share	$701,861

Net income, as reported	$715,956
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(9,732)
Pro forma net income	706,224
Add: Interest on dilutive convertible notes	48,128
Pro forma net income for diluted earnings per share	$754,352

Weighted-average common shares outstanding	206,217
Dilutive effect of stock options and restricted stock awards	2,498
Dilutive effect of convertible notes	25,772
Diluted weighted-average shares outstanding	234,487

Earnings per share before cumulative effect of a change in accounting principle:
Basic — as reported	$ 3.22
Basic — pro forma	$ 3.17

Diluted — as reported	$ 3.03
Diluted — pro forma	$ 2.99

Earnings per share:
Basic — as reported	$ 3.47
Basic — pro forma	$ 3.42

Diluted — as reported	$ 3.26
Diluted — pro forma	$ 3.22

      The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The estimated fair value of stock options, less estimated forfeitures, is amortized over the vesting period using the graded-vesting method. The assumptions used in the Black-Scholes option-pricing model are as follows:

	2007	2006	2005

Dividend yield	1.3%	1.4%	1.0%
Expected stock price volatility	28.0%	33.0%	48.8%
Risk-free interest rate	4.8%	4.5%	3.5%
Expected option life	5 years	5 years	5 years

Upon the adoption of SFAS 123R, expected volatility was based on a combination of historical and implied volatilities. The risk-free interest rate is based on U.S. Treasury zero coupon issues with a remaining term equal to the expected option life assumed at the date of grant. The expected term was calculated based on historical experience and represents the time period options actually remain outstanding. We estimated forfeitures based on historical pre-vesting forfeitures and shall revise those estimates in subsequent periods if actual forfeitures differ from those estimates. For purposes of calculating pro forma information for the period prior to fiscal 2006, we accounted for forfeitures as they occurred.

Stock options activity and information about stock options outstanding are summarized in the following tables:

Stock Options Activity	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value[1]
			(years)	(in thousands)
Outstanding at January 1, 2007	6,307,553	$32.85	5.41	$65,035
Granted	755,566	$44.71
Exercised	(853,217)	$23.05
Canceled	(555,229)	$40.71
Outstanding at December 31, 2007	5,654,673	$35.14	5.12	$50,692
Options Exercisable at December 31, 2007	3,935,776	$31.39	3.79	$48,869

1The intrinsic value represents the amount by which the fair value of stock exceeds the option exercise price as of December 31, 2007.

Stock Options Outstanding
	As of December 31,2007
	Outstanding			Exercisable
Exercise Price Range	Number of Options	Weighted Average Remaining Life	Weighted Average Excersise Price	Number of Options	Weighted Average Excersise Price

$9.55 - $20.30	1,086,480	3.82 years	$12.25	1,061,280	$12.10
$21.71 - $28.88	794,274	2.84 years	$25.81	790,524	$25.79
$29.93 - $40.06	955,320	5.53 years	$37.66	699,809	$37.51
$40.50 - $51.23	2,818,599	6.12 years	$45.74	1,384,163	$46.29
	5,654,673	5.12 years	$35.14	3,935,776	$31.39

The weighted-average estimated fair value of stock options granted was $12.93, $14.03 and $20.37 during the years ended December 31, 2007, 2006 and 2005 respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2007, 2006 and 2005 was $16.8, $22.3 and $24.9 million, respectively. As of December 31, 2007, there was approximately $9.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under our stock incentive plans which is expected to be recognized over a weighted-average period of 1.2 years.

Restricted stock units are converted into shares of common stock upon vesting on a one-for-one basis. The cost of these awards is determined using the fair value of our common stock on the date of the grant, and compensation expense is recognized over the vesting period. Restricted stock activity is summarized in the following table:

Restricted Stock Activity	Number of Awards	Weighted- Average Grant Date Fair Value

Non-vested share units at January 1, 2007	381,467	$43.56
Granted	271,594	$45.00
Vested	(127,248)	$43.24
Canceled	(39,303)	$43.78
Non-vested share units expected to vest at December 31, 2007	486,510	$44.43

The weighted-average estimated fair value of restricted stock units granted during the year ended December 31, 2006 and 2005 were $43.61 and $46.56, respectively. As of December 31, 2007, we had $7.4 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock unit grants, which will be recognized over the weighted-average period of 1.4 years.

Note 9. Earnings Per Share

A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Year Ended December 31,
	2007	2006	2005
Income before cumulative effect of a change in accounting principle	$603,405	$633,922	$663,465
Cumulative effect of a change in accounting principle (Note 2)	-	-	52,491
Net income	603,405	633,922	715,956
Interest on dilutive convertible notes	-	17,237	48,128
Net income for diluted earnings per share	603,405	$651,159	$764,084

Weighted-average common shares outstanding	212,784	210,703	206,217
Dilutive effect of stock options and restricted stock awards	1,471	1,725	2,725
Dilutive effect of convertible notes	-	9,057	25,772
Diluted weighted-average shares outstanding	214,255	221,485	234,714

Basic earnings per share:
Income before cumulative effect of a change in accounting principle	$ 2.84	$ 3.01	$ 3.22
Cumulative effect of a change in accounting principle (Note 2)	$ -	$ -	$ 0.25
Net income	$ 2.84	$ 3.01	$ 3.47

Diluted earnings per share:
Income before cumulative effect of a change in accounting principle	$ 2.82	$ 2.94	$ 3.03
Cumulative effect of a change in accounting principle (Note 2)	$ -	$ -	$ 0.22
Net income	$ 2.82	$ 2.94	$ 3.26

Diluted earnings per share did not include options to purchase 2.8 million, 3.2 million and 1.3 million shares for each of the years ended December 31, 2007, 2006 and 2005, respectively, because the effect of including them would have been antidilutive. Also, diluted earnings per share in 2005 did not include 0.2 million shares we received in 2006 in connection with the settlement of an Accelerated Share Repurchase (“ASR”) transaction because the effect of including them would have been antidilutive.

Note 10. Retirement Plan

We maintain a defined contribution pension plan covering full-time shoreside employees who have completed the minimum period of continuous service. Annual contributions to the plan are based on fixed percentages of participants’ salaries and years of service, not to exceed certain maximums. Pension expenses were $15.1 million, $13.9 million and $12.8 million for the years ended December 31, 2007, 2006 and 2005, respectively, for the plan.

Note 11. Income Taxes

We and the majority of our subsidiaries are currently exempt from United States corporate tax on United States source income from the international operation of ships pursuant to Section 883 of the Internal Revenue Code. Regulations under Section 883 have limited the activities that are considered the international operation of a ship or incidental thereto. Accordingly, our provision for United States federal and state income taxes includes taxes on certain activities not considered incidental to the international operation of our ships.

Additionally, some of our ship-operating subsidiaries are subject to income tax under the tonnage tax regimes of Malta or the United Kingdom. Under these regimes, income from qualifying activities is not subject to corporate income tax. Instead, these subsidiaries are subject to a tonnage tax computed by reference to the tonnage of the ship or ships registered under the relevant provisions of the tax regimes. Income from activities not considered qualifying activities, which we do not considered significant, remains subject to Maltese or United Kingdom corporate income tax.

Income tax expense for items not qualifying under Section 883 or under tonnage tax regimes, and for the remainder of our subsidiaries was not significant for the years ended December 31, 2007, 2006 and 2005.

We do not expect to incur income taxes on future distributions of undistributed earnings of foreign subsidiaries. Consequently, no deferred income taxes have been provided for the distribution of these earnings.

Note 12. Derivatives

Fair Value Hedges

During 2007, 2006 and 2005, we recognized in earnings a net loss of approximately $8.4 million, $1.2 million and $0.7 million, respectively, which represented the total ineffectiveness of all fair value hedges. During 2007, we recognized a gain of approximately $21.4 million related to derivative instruments associated with firm commitments which no longer qualified as fair value hedges. The gain primarily represents changes in the fair value of the derivative instruments from the last date the instruments were effective to the termination of the instruments. These amounts are reported in other income (expense) in our consolidated statements of operations.

Cash Flow Hedges

During 2007, 2006 and 2005, we recognized in earnings, a net gain of $1.1 million, a net loss of $0.5 million and a net gain of $1.4 million, respectively, which represented the total ineffectiveness of all cash flow hedges. In addition, we recognized a gain of $1.7 million related to certain derivative instruments which were no longer effective as cash flow hedges. These amounts are reported in other income (expense) in our consolidated statements of operations.

At December 31, 2007, $59.8 million of estimated unrealized net gains associated with our cash flow hedges are expected to be reclassified as earnings from other accumulated comprehensive income within the next twelve months. Reclassification is expected to occur primarily as the result of fuel consumption associated with our hedged forecasted fuel purchases. At December 31, 2007, we have hedged the variability in future cash flows for certain forecasted transactions occurring through the second half of 2011.

Hedge of Net Investment in a Foreign Operation

In 2006, in conjunction with our acquisition of Pullmantur Cruises, we obtained a bridge loan with a notional amount of €750.0 million, or approximately $960.5 million, of which we drew €701.0 million, or approximately $925.1 million, to finance the acquisition. We designated a portion of this bridge loan, approximately €478.8 million, or approximately $631.8 million, as a nonderivative hedge of our net investment in Pullmantur Cruises and, accordingly, included approximately $18.7 million of foreign-currency transaction losses in the foreign currency translation adjustment component of accumulated other comprehensive loss at December 31, 2006.

In 2007, prior to repaying the bridge loan, we included approximately $12.7 million of foreign-currency transaction gains in the foreign currency translation adjustment component of accumulated other comprehensive loss.

Subsequent to repayment of the bridge loan, we issued €1.0 billion unsecured senior notes to refinance the acquisition of Pullmantur Cruises and to repay amounts under our $1.2 billion revolving credit facility. During 2007, we designated a portion of the €1.0 billion unsecured senior notes as a nonderivative hedge of our net investment in Pullmantur Cruises. The designated portion was approximately €466.0 million, or approximately $679.9 million at December 31, 2007. Accordingly, we included approximately $76.7 million of foreign-currency transaction losses related to the €1.0 billion unsecured senior notes in the foreign currency translation adjustment component of accumulated other comprehensive loss. The total net foreign currency transaction loss recorded in the foreign currency translation adjustment component of accumulated other comprehensive loss was approximately $64.0 million as of December 31, 2007.

Note 13. Fair Value of Financial Instruments

The estimated fair values of certain of our financial instruments are as follows (in thousands):

	2007	2006
Long-term debt (including current portion of long-term debt)	$ 5,558,984	$ 5,474,988
Foreign currency forward contracts in a net gain position	413,652	104,159
Interest rate swap agreements in a net receivable position	23,437	5,856
Fuel swap agreements in a net receivable (payable) position	68,595	(20,456)
Cross currency swap agreements in a net receivable position	53,952	-

The reported fair values are based on a variety of factors and assumptions. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of December 31, 2007 or 2006, or that will be realized in the future and do not include expenses that could be incurred in an actual sale or settlement. Our financial instruments are not held for trading or speculative purposes.

Our exposure under foreign currency contracts, interest rate and fuel swap agreements is limited to the cost of replacing the contracts in the event of non-performance by the counterparties to the contracts, all of which are currently our lending banks. To minimize this risk, we select counterparties with credit risks acceptable to us and we limit our exposure to an individual counterparty. Furthermore, all foreign currency forward contracts are denominated in relatively stable currencies.

Long-Term Debt

The fair values of our senior notes and senior debentures were estimated by obtaining quoted market prices. The fair values of all other debt were estimated using the present value of expected future cash flows.

Foreign Currency Contracts

The fair values of our foreign currency forward contracts were estimated using the present value of expected future cash flows. Our exposure to market risk for fluctuations in foreign currency exchange rates relates to seven ship construction contracts and forecasted transactions. We use foreign currency forward contracts to mitigate the impact of fluctuations in foreign currency exchange rates. As of December 31, 2007, we had foreign currency forward contracts in a notional amount of €3.9 billion maturing through 2011. As of December 31, 2007, the fair value of our foreign currency forward contracts was a net unrealized gain of approximately $413.7 million. At December 31, 2006, the fair value of our foreign currency forward contracts was a net unrealized gain of approximately $104.2 million. At December 31, 2007, approximately 7.7% of the aggregate cost of the ships was exposed to fluctuations in the euro exchange rate.

Interest Rate Swap Agreements

The fair values of our interest rate swap agreements were estimated based on the present value of expected future cash flows. We enter into interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense related to our long-term debt obligations.

Market risk associated with our long-term fixed rate debt is the potential increase in fair value resulting from a decrease in interest rates. As of December 31, 2007, we had interest rate swap agreements, designated as fair value hedges, which exchanged fixed U.S. dollar interest rates for floating U.S. dollar interest rates in a notional amount of $350.0 million, maturing in 2016, and exchanged fixed Euro interest rates for floating Euro interest rates in a notional amount of €1.0 billion, maturing in 2014.

Market risk associated with our long-term floating rate debt is the potential increase in interest expense from an increase in interest rates. As of December 31, 2007, we had an interest rate swap agreement, designated as a cash flow hedge, which, exchanges floating rate term debt for a fixed interest rate of 4.40% in a notional amount of $25.0 million, maturing in January 2008.

Fuel Swap Agreements

The fair values of our fuel swap agreements were estimated based on quoted market prices for similar or identical financial instruments to those we hold. Our exposure to market risk for changes in fuel prices relates to the forecasted consumption of fuel on our ships. We use fuel swap agreements to mitigate the impact of fluctuations in fuel prices. As of December 31, 2007 and 2006, we had fuel swap agreements, designated as cash flow hedges, to pay fixed prices for fuel with an aggregate notional amount of $223.9 million, maturing through 2009, and $205.3 million, maturing through 2008, respectively.

Cross Currency Swap Agreements

The fair values of our cross currency swap agreements were estimated based on the present value of expected future cash flows. Our exposure to market risk for fluctuations in foreign currency exchange rates relates to our euro-denominated long-term debt. As of December 31, 2007 we had cross currency swap agreements designated as fair value hedges with an estimated fair value of $54.0 million, maturing in 2014.

Other Financial Instruments

The carrying amounts of all other financial instruments approximate fair value at December 31, 2007 and 2006.

Note 14. Commitments and Contingencies

Capital Expenditures

As of December 31, 2007, we had one Freedom-class ship, two ships of a new Project Genesis class and four Solstice-class ships on order for an aggregate additional capacity of approximately 25,800 berths. The aggregate cost of the ships is approximately $7.0 billion, of which we have deposited $499.6 million as of December 31, 2007. (See Note 13. Fair Value of Financial Instruments).

As of December 31, 2007, we anticipated overall capital expenditures, including the seven ships on order, will be approximately $1.9 billion for 2008, $2.0 billion for 2009, $2.2 billion for 2010 and $1.0 billion for 2011.

Recently we reached an agreement with Meyer Werft to build a fifth Solstice-class ship for Celebrity Cruises, subject to certain conditions, for an additional capacity of approximately 2,850 berths, expected to enter service in the fourth quarter of 2012. Based on current exchange rates,  we estimate the all-in cost of this ship will be approximately $912.0 million. This amount is not included in the anticipated overall capital expenditures reflected above.

Litigation

In April 2005, a purported class action lawsuit was filed in the United States District Court for the Southern District of Florida alleging that Celebrity Cruises improperly requires its cabin stewards to share guest gratuities with assistant cabin stewards. The suit sought payment of damages, including penalty wages under the U.S. Seaman’s Wage Act. In March 2006, the Southern District of Florida dismissed the suit and held that the case should be arbitrated pursuant to the arbitration provision in Celebrity’s collective bargaining agreement. In June 2007, the United States 11th Circuit Court of Appeals affirmed the District Court’s order dismissing the suit and subsequently denied the plaintiff’s petition for re-hearing and petition for re-hearing enbanc. In January 2008, the United States Supreme Court denied the plaintiff’s petition requesting that the Court grant certiorari jurisdiction over the action. We are not able at this time to estimate the impact of this proceeding on us.

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

We have a lawsuit pending in the Circuit Court for Miami-Dade County, Florida against Rolls Royce, co-producer of the Mermaid pod-propulsion system on Millennium-class ships, for the recurring Mermaid pod failures. Alstom Power Conversion, the other co-producer of the pod-propulsion system, settled out of this suit in January 2006 for $38.0 million. The $38.0 million settlement resulted in a gain of $36.0 million, net of reimbursements to insurance companies, which we have recorded within other income in our consolidated statements of operations for the year ended December 31, 2006. We are not able at this time to estimate the outcome to us of the Rolls Royce proceeding.

Celebrity Cruises has been awarded damages in connection with its pending case in New York federal court against Essef Corp. for claims stemming from a 1994 outbreak of Legionnaires’ disease on one of Celebrity Cruises’ ships. The award reflects the culmination of two jury trials held in June 2006 and June 2007, respectively, as most recently modified by the trial judge in January 2008. Judgment has not yet been entered and when entered, the judgment is subject to appeal. The award would result in a net payment to Celebrity Cruises (after costs and payment to insurers) of approximately $15.0 million. We are not able at this time to estimate the outcome of this proceeding, and as of December 31, 2007, no amount of this award has been recognized in our consolidated financial statements.

In July 2006, a purported class action lawsuit was filed in the United States District Court for the Central District of California alleging that we failed to timely pay crew wages and failed to pay proper crew overtime. The suit seeks payment of damages, including penalty wages under the U.S. Seaman’s Wage Act and equitable relief damages under the California Unfair Competition Law. In December 2006, the District Court granted our motion to dismiss the claim and held that it should be arbitrated pursuant to the arbitration provision in Royal Caribbean’s collective bargaining agreement. In January 2007, the plaintiffs appealed the order to the United States Ninth Circuit Court of Appeals. We are not able at this time to estimate the impact of this proceeding.

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

The Office of the Attorney General for the State of Florida is conducting a review of our fuel supplement that we implemented in the fourth quarter of 2007 on our Royal Caribbean International, Celebrity Cruises and Azamara cruise brands. In addition, we have been informed that the same office is conducting an investigation to determine whether there is or has been a violation of state or Federal anti-trust laws in connection with the setting by us and other cruise line operators of our respective fuel supplements. We are cooperating with the Attorney General’s office in connection with this review and investigation. The outcome of this review and investigation will not have an impact to our 2007 consolidated financial statements. At this time, we are unable to determine the impact of this item on our 2008 consolidated financial statements.

In February 2008, a purported class action lawsuit was filed in the United States District Court for the Southern District of Florida. The lawsuit alleges, among other things, that we, other cruise lines and a trade association violated Federal anti-trust laws or state deceptive and unfair trade practices laws by conspiring to fix the prices of the fuel supplements announced by the various cruise lines or misleading consumers as to the relationship between each cruise line’s fuel costs and the fuel supplements it is charging its customers. We are not able at this time to estimate the impact of this proceeding on us.

We are routinely involved in other claims typical within the cruise vacation industry. The majority of these claims are covered by insurance. We believe the outcome of such claims, net of expected insurance recoveries, will not have a material adverse impact on our financial condition or results of operations.

Operating Leases

In 2002, we entered into an operating lease denominated in British pound sterling for the Brilliance of the Seas. The lease payments vary based on sterling LIBOR. The lease has a contractual life of 25 years; however, the lessor has the right to cancel the lease at years 10 and 18. Accordingly, the lease term for accounting purposes is 10 years. In the event of early termination at year 10, we have the option to cause the sale of the vessel at its fair value and use the proceeds toward the applicable termination obligation plus any unpaid amounts due under the contractual term of the lease. Alternatively, we can make a termination payment of approximately £126.0 million, or approximately $250.3 million based on the exchange rate at December 31, 2007, if the lease is canceled in 2012, and relinquish our right to cause the sale of the vessel. This is analogous to a guaranteed residual value. This termination amount, which is our maximum exposure, has been included in the table below for noncancelable operating leases. Under current circumstances we do not believe early termination of this lease is probable.

Under the Brilliance of the Seas operating lease, we have agreed to indemnify the lessor to the extent its after-tax return is negatively impacted by unfavorable changes in corporate tax rates, capital allowance deductions and certain unfavorable determinations which may be made by United Kingdom tax authorities. These indemnifications could result in an increase in our lease payments. We are unable to estimate the maximum potential increase in our lease payments due to the various circumstances, timing or a combination of events that could trigger such indemnifications. Under current circumstances we do not believe an indemnification under the provisions of the lease in any material amount is probable.

In addition, we are obligated under other noncancelable operating leases primarily for offices, warehouses and motor vehicles. As of December 31, 2007, future minimum lease payments under noncancelable operating leases were as follows (in thousands):

Year
2008	$ 67,042
2009	59,498
2010	53,439
2011	50,587
2012	278,954
Thereafter	36,227
$ 545,747

Total expense for all operating leases amounted to $65.6 million, $57.0 million and $57.9 million for the years 2007, 2006 and 2005, respectively.

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

At December 31, 2007, we have future commitments to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts as follows (in thousands):

Year
2008	$ 123,722
2009	74,511
2010	65,089
2011	66,728
2012	70,141
Thereafter	230,249
$ 630,440

Note 15. Related Parties

A. Wilhelmsen AS. and Cruise Associates collectively own approximately 35.7% of our common stock and are parties to a shareholders’ agreement which provides that our board of directors will consist of four nominees of A. Wilhelmsen AS., four nominees of Cruise Associates and our Chief Executive Officer. They have the power to determine, among other things, our policies and the policies of our subsidiaries and actions requiring shareholder approval.

Note 16. Subsequent Events

In February 2008, we entered into a $530.0 million unsecured term loan due through 2015. We have elected to have the entire loan amount bear interest at LIBOR plus the then applicable margin. We intend to use the proceeds of the loan towards the purchase of Independence of the Seas.

Note 17. Quarterly Selected Financial Data (Unaudited)

(In thousands, except per share data)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter

	2007	2006	2007	2006	2007	2006	2007	2006
	(in thousands, except per share data)
Total revenues¹	$1,223,126	$1,146,536	$1,481,325	$1,292,984	$1,953,592	$1,636,851	$1,491,095	$1,153,215
Operating income	$79,643	$141,051	$200,883	$184,244	$482,834	$419,609	$137,974	$113,542
Net income (loss)	$8,825	$119,499	$128,745	$122,427	$395,000	$345,372	$70,834	$46,624
Earnings (loss) per share:
Basic	$0.04	$0.57	$0.61	$0.58	$1.85	$1.66	$0.33	$0.22
Diluted	$0.04	$0.55	$0.60	$0.57	$1.84	$1.63	$0.33	$0.22
Dividends declared per share	$0.15	$0.15	$0.15	$0.15	$0.15	$0.15	$0.15	$0.15

¹Our revenues are seasonal based on the demand for cruises. Demand is strongest for cruises during the North American summer months and holidays.