Form 10-Q
period 2008-03-31
ROYAL CARIBBEAN CRUISES LTD
filed 2008-04-24
CIK 884887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒    Accelerated filer ☐       Non-accelerated filer ☐    Smaller reporting company ☐

(Do not check if a smaller reporting company)

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

There were 213,459,614 shares of common stock outstanding as of April 18, 2008.

ROYAL CARIBBEAN CRUISES LTD.

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4. Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	25

Item 6. Exhibits	26

SIGNATURES	27

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)
	Quarter Ended
	March 31,
	2008	2007
Passenger ticket revenues	$1,037,903	$870,416
Onboard and other revenues	391,182	352,710
Total revenues	1,429,085	1,223,126
Cruise operating expenses:
Commissions, transportation and other	257,940	219,685
Onboard and other	78,520	66,403
Payroll and related	154,239	137,280
Food	83,002	73,185
Fuel	158,234	117,334
Other operating	230,251	227,454
Total cruise operating expenses	962,186	841,341
Marketing, selling and administrative expenses	204,941	186,184
Depreciation and amortization expenses	124,390	115,958
Operating Income	137,568	79,643

Other income (expense):
Interest income	2,508	4,500
Interest expense, net of interest capitalized	(77,948)	(80,480)
Other income	13,479	5,162
	(61,961)	(70,818)
Net Income	$75,607	$8,825
Earnings per Share:
Basic	$0.35	$0.04
Diluted	$0.35	$0.04
Weighted-Average Shares Outstanding:
Basic	213,326	212,322

Diluted	214,464	214,005

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	As of
	March 31,	December 31,
	2008	2007
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$441,127	$230,784
Trade and other receivables, net	236,293	313,640
Inventories	98,037	96,813
Prepaid expenses and other assets	157,308	137,662
Derivative financial instruments	316,291	213,892
Total current assets	1,249,056	992,791
Property and equipment, net	12,329,417	12,253,784
Goodwill	842,940	797,791
Other assets	1,130,320	937,915
	$15,551,733	$14,982,281
Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$201,614	$351,725
Accounts payable	207,342	222,895
Accrued expenses and other liabilities	484,957	533,674
Customer deposits	1,198,812	1,084,359
Hedged firm commitments	257,479	146,642
Total current liabilities	2,350,204	2,339,295
Long-term debt	5,747,371	5,346,547
Other long-term liabilities	547,172	539,096

Commitments and contingencies (Note 4)

Shareholders’ equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none	-	-
outstanding)
Common stock ($0.01 par value; 500,000,000 shares authorized; 223,770,690 and 223,509,136 shares issued, March 31, 2008 and December 31, 2007,
respectively)	2,238	2,235
Paid-in capital	2,948,774	2,942,935
Retained earnings	4,158,469	4,114,877
Accumulated other comprehensive income	221,445	120,955
Treasury stock (11,046,443 and 11,026,271 common shares at cost, March 31,
2008 and December 31, 2007, respectively)	(423,940)	(423,659)
Total shareholders’ equity	6,906,986	6,757,343
	$15,551,733	$14,982,281

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Quarter Ended
	March 31,
	2008	2007
Operating Activities
Net income	$75,607	$8,825
Adjustments:
Depreciation and amortization	124,390	115,958
Changes in operating assets and liabilities:
Decrease (increase) in trade and other receivables, net	81,033	(20,499)
Increase in inventories	(227)	(3,682)
Increase in prepaid expenses and other assets	(17,593)	(64,816)
(Decrease) increase in accounts payable	(19,878)	279
(Decrease) increase in accrued expenses and other liabilities	(51,765)	40,832
Increase in customer deposits	112,092	280,038
Other, net	(1,856)	2,935
Net cash provided by operating activities	301,803	359,870

Investing Activities
Purchases of property and equipment	(260,788)	(154,161)
Cash received on settlement of derivative financial instruments	154,502	1,988
Other, net	(25,132)	(7,359)
Net cash used in investing activities	(131,418)	(159,532)

Financing Activities
Debt proceeds	345,000	1,308,519
Debt issuance costs	(11,121)	(8,754)
Repayments of debt	(265,846)	(1,374,088)
Dividends paid	(32,015)	(34,390)
Proceeds from exercise of common stock options	2,788	3,107
Other, net	176	177
Net cash provided by (used in) financing activities	38,982	(105,429)

Effect of exchange rate changes on cash	976	187

Net increase in cash and cash equivalents	210,343	95,096
Cash and cash equivalents at beginning of period	230,784	104,520
Cash and cash equivalents at end of period	$441,127	$199,616

Supplemental Disclosure
Cash paid during the period for:
Interest, net of amount capitalized	$87,791	$43,622

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As used in this quarterly report on Form 10-Q, the terms “Royal Caribbean,” the “Company,” “we,” “our” and “us” refer to Royal Caribbean Cruises Ltd. and the terms “Royal Caribbean International,” “Celebrity Cruises,” “Pullmantur Cruises,” “Azamara Cruises” and “CDF Croisières de France” refer to our cruise brands. In accordance with cruise vacation industry practice, the term “berths” is determined based on double occupancy per cabin even though many cabins can accommodate three or more passengers. This report should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2007.

Note 1. General

Description of Business

We are a global cruise company. We own five cruise brands, Royal Caribbean International, Celebrity Cruises, Pullmantur Cruises, Azamara Cruises, and CDF Croisières de France. In addition, we have a 50% investment in a joint venture with TUI Travel PLC (“TUI Travel”), formerly First Choice Holidays PLC, which operates the brand Island Cruises.

Basis for Preparation of Consolidated Financial Statements

The unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Estimates are required for the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America. Actual results could differ from these estimates.

All significant intercompany accounts and transactions are eliminated in consolidation. We consolidate entities over which we have control, usually evidenced by a direct ownership interest of greater than 50% and variable interest entities where we are determined to be the primary beneficiary. For affiliates where significant influence over financial and operating policies exists, usually evidenced by a direct ownership interest from 20% to 50%, the investment is accounted for using the equity method.

We believe the accompanying unaudited consolidated financial statements contain all normal recurring accruals necessary for a fair presentation. Our revenues are seasonal and results for interim periods are not necessarily indicative of results for the entire year.

Note 2. Summary of Significant Accounting Policies

Recently Adopted Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a formal framework for measuring fair value and expands disclosures about fair value measurements. Broadly, SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 applies prospectively to fair value measurements performed after the required effective dates as follows: on

January 1, 2008, the standard applied to the measurements of fair values of financial instruments and recurring fair value measurements of non-financial assets and liabilities; on January 1, 2009, the standard will apply to non-recurring measurements of non-financial assets and liabilities such as our measurement of potential impairments of goodwill, other intangibles and other long-lived assets. On January 1, 2008, we adopted the provisions of SFAS 157 for our measurement of fair value of financial instruments and recurring fair value measurements of non-financial assets and liabilities. These provisions did not have a material impact on our consolidated financial statements. We do not expect the adoption of the remaining provisions of SFAS 157 to have a material impact on our consolidated financial statements.

SFAS 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

1.	Level 1 Inputs - Quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access.

2.	Level 2 Inputs - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

3.	Level 3 Inputs - Inputs that are unobservable for the asset or liability.

The availability of observable inputs can vary and is affected by a wide variety of factors. To the extent that valuation is based on inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value of a specific asset or liability may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. For our financial instruments that are recorded at fair value, fair value is measured as follows:

Exchange-traded equity securities and mutual funds: Fair value is based on quoted prices in active markets. Valuation of these items does not entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 1 in the fair value hierarchy.

Derivative Financial Instruments: Our derivative financial instruments consist of foreign currency forward contracts and interest rate, cross currency and fuel swaps. Fair value is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms such as maturity, as well as other inputs such as exchange rates, fuel types, fuel curves, interest rate yield curves, creditworthiness of the counterparty and the Company, as well as other data points. The data sources utilized in these valuation models that are significant to the fair value measurement are Level 2 in the fair value hierarchy.

In conjunction with the adoption of SFAS 157, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides an option, on an instrument-by-instrument basis, for certain financial instruments and other items that are not otherwise measured at fair value, to be reported at fair value with changes in fair value reported in earnings. After the initial adoption, the election is generally made at the acquisition of the instrument and it may not be revoked. At adoption, we did not elect to apply the fair value option to any eligible items, and accordingly, the adoption of the standard did not have an impact on our consolidated financial statements.

Future Application of Accounting Standards

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (SFAS 133),” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 will be effective for our fiscal 2009 interim and annual consolidated financial statements and the relevant disclosures will be added at such time.

Reclassifications

Reclassifications have been made to prior year cash flow amounts to conform to the current year presentation.

Note 3. Earnings Per Share

A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):
	Quarter Ended
	March 31,
	2008	2007
Net income for basic and diluted earnings per share	$75,607	$8,825

Weighted-average common shares outstanding	213,326	212,322
Dilutive effect of stock options and restricted stock awards	1,138	1,683
Diluted weighted-average shares outstanding	214,464	214,005

Basic earnings per share	$0.35	$0.04
Diluted earnings per share	$0.35	$0.04

Diluted earnings per share did not include options to purchase 4.4 million shares for the quarter ending March 31, 2008 and 3.0 million shares for the quarter ending March 31, 2007 because the effect of including them would have been antidilutive.

Note 4. Commitments and Contingencies

Capital Expenditures. As of March 31, 2008, the expected dates our ships on order will enter service and their planned berths are as follows:

	Expected to	Approximate
Ship	Enter Service	Berths
Royal Caribbean International:
Freedom-class:
Independence of the Seas	2nd Quarter 2008	3,600
Project Genesis:
Unnamed	4th Quarter 2009	5,400
Unnamed	4th Quarter 2010	5,400
Celebrity Cruises:
Solstice-class:
Celebrity Solstice	4th Quarter 2008	2,850
Celebrity Equinox	3rd Quarter 2009	2,850
Celebrity Eclipse	3rd Quarter 2010	2,850
Unnamed	3rd Quarter 2011	2,850
	Total Berths	25,800

The anticipated aggregate cost of these ships is approximately $7.1 billion, of which we have deposited $628.5 million as of March 31, 2008. Approximately 8.4% of the aggregate cost was exposed to fluctuations in the euro exchange rate at March 31, 2008. As of March 31, 2008, we anticipated overall capital expenditures, including the seven ships on order, will be approximately $1.9 billion for 2008, $2.0 billion for 2009, $2.2 billion for 2010, and $1.0 billion for 2011. Also, see Note 8. Subsequent Events.

Litigation. A purported class action lawsuit that had been filed in April 2005 in the United States District Court for the Southern District of Florida alleging that Celebrity Cruises improperly requires its cabin stewards to share guest gratuities with assistant cabin stewards was dismissed in March 2006 on the basis that it should be arbitrated pursuant to the arbitration provision in Celebrity’s collective bargaining agreement. The suit sought payment of damages, including penalty wages under the U.S. Seaman’s Wage Act. In June 2007, the dismissal was affirmed by the United States 11th Circuit Court of Appeals and plaintiff’s petition requesting that the United States Supreme Court grant certiorari jurisdiction over the action was subsequently denied. In February 2008, Plaintiff submitted a notice to arbitrate the claim pursuant to Celebrity’s collective bargaining agreement. We are not able at this time to estimate the impact of this proceeding.

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

The Miami District Office of the U.S. Equal Employment Opportunity Commission (“EEOC”) has alleged that certain of our shipboard employment practices do not comply with U.S. employment laws. In June 2007, the EEOC proposed payment of monetary sanctions and certain remedial actions. We have been in on-going discussions with the EEOC regarding this matter. In April 2008, the EEOC informed us that they have transferred the matter to its legal unit for litigation review. To date, no legal proceedings have been initiated. We do not believe that this matter will have a material adverse impact on our financial condition or results of operations.

In February 2008, a New York federal court entered judgment in favor of Celebrity Cruises in connection with Celebrity's pending case against Essef Corp. for claims stemming from a 1994 outbreak of Legionnaires’ disease on one of Celebrity Cruises’ ships. The judgment would result in a net recovery by Celebrity Cruises (after costs and payment to insurers) of approximately $15.0 million. Both parties have filed notices to appeal the judgment, and we are not able at this time to estimate the outcome of this proceeding. As of March 31, 2008, no amount of this award has been recognized in our consolidated financial statements.

In March 2008, a purported class action was filed against us, Celebrity Cruises and a related party, Celebrity Catering Services, in the United States District Court, Southern District of Florida alleging that we improperly deducted amounts from the gratuities paid to our shipboard servers, waiters, bar tenders and other personnel in our bar and restaurant departments. The suit seeks payment of damages, including penalty wages under the U.S. Seaman’s Wage Act. We are not able at this time to estimate the impact of this proceeding.

In connection with a review of our fuel supplement by the Florida Attorney General’s office, the Company agreed in March 2008 to eliminate the fuel supplement on any bookings made on our Royal Caribbean International, Celebrity Cruises and Azamara Cruises brands prior to our November 16, 2007 announcement of the supplement. As a result, we are refunding in full the fuel supplement to the passengers of the affected bookings, the amount of which will aggregate approximately $21.0 million. The Company and Celebrity Cruises also amended their 1997 Assurances of Voluntary Compliance with the Florida Attorney General’s office regarding cruise fare disclosures to address fuel supplement disclosures. The resolution of these matters did not affect the previously announced investigation by the same office to determine whether there is or has been a violation of state or Federal anti-trust laws in connection with the setting by us and other cruise line operators of our respective fuel supplements. We are cooperating with the Attorney General’s office in connection with this investigation and are not able at this time to estimate the impact of this investigation.

In April 2008, five consolidated purported class actions were voluntarily dismissed by the plaintiffs in the United States District Court for the Southern District of Florida. The actions, which had been filed in February and March, 2008 alleged that we, other cruise lines and a trade association violated Federal anti-trust laws or state deceptive and unfair trade practices laws by conspiring to fix the prices of the fuel supplements announced by the various cruise lines or misleading consumers as to the relationship between each cruise line’s fuel costs and the fuel supplements it is charging its customers.

We are routinely involved in other claims typical within the cruise vacation industry. The majority of these claims are covered by insurance. We believe the outcome of such claims, net of expected recoveries, will not have a material adverse impact on our financial condition or results of operations.

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

Note 5. Shareholders' Equity

We declared cash dividends on our common stock of $0.15 per share during the first quarters of 2008 and 2007.

Note 6. Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments and changes in the fair value of derivative instruments that qualify as cash flow hedges. The cumulative changes in fair value of the derivatives are deferred and recorded as a component of accumulated other comprehensive income until the hedged transactions are realized and recognized in earnings.

Comprehensive income was as follows (in thousands):
	Quarter Ended
	March 31,
	2008	2007
Net income	$75,607	$8,825
Changes related to cash flow derivative hedges	104,756	20,567
Foreign currency translation adjustments	(4,266)	(145)
Total comprehensive income	$176,097	$29,247

Note 7. Fair Value Measurements

Assets that are recorded at fair value have been categorized based upon the fair value hierarchy described in Note 2. Summary of Significant Accounting Policies.

The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis as of March 31, 2008 (in thousands):

		Fair Value Measurements
		at Reporting Date Using
Description	Total	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments¹	$788,224	$-	$788,224	$-
Investments²	20,544	20,544	-	-
Total Assets	$808,768	$20,544	$788,224	$-

1  - Consists of foreign currency forward contracts and interest rate, cross currency, and fuel swaps.

2  - Consists of exchange-traded equity securities and mutual funds.

Note 8. Subsequent Events

In April 2008, we took delivery of Independence of the Seas, the third Freedom-class ship for Royal Caribbean International. To finance the purchase, we drew in full $530.0 million from an unsecured term loan due through 2015. The loan bears interest at LIBOR plus an applicable margin, currently approximately 1.05%.

In April 2008, we finalized our contract with Meyer Werft to build a fifth Solstice-class ship for Celebrity Cruises, for an additional capacity of approximately 2,850 berths, expected to enter service in the fourth quarter of 2012. Including this additional ship, our anticipated overall capital expenditures at March 31, 2008 will be approximately $1.9 billion for 2008, $2.0 billion for 2009, $2.2 billion for 2010, $1.0 billion in 2011, and $1.0 billion in 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Concerning Factors That May Affect Future Results

Certain statements under this caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this document constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Words such as “expect”, “intend”, “anticipate”, “goal”, “project”, “plan”, “believe”, “may”, “could”, “should”, “will”, “seek”, “estimate” and similar expressions are intended to identify these forward-looking statements. Forward-looking statements do not guarantee future performance and may involve risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to the following:

• general economic and business conditions,

• vacation industry competition and changes in industry capacity and overcapacity,

• the impact of tax and environmental laws and regulations affecting our business or our principal shareholders,

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

The above examples are not exhaustive and new risks emerge from time to time. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a further discussion of risk factors related to our business, see Part I, Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2007.

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

Net Cruise Costs represent Gross Cruise Costs excluding commissions, transportation and other expenses and onboard and other expenses (each of which is described under the Terminology heading). In measuring our ability to control costs in a manner that positively impacts net income, we believe changes in Net Cruise Costs to be the most relevant indicator of our performance. A reconciliation of historical Gross Cruise Costs to Net Cruise Costs is provided below under Summary of Historical Results of Operations. We have not provided a quantitative reconciliation of projected Gross Cruise Costs to projected Net Cruise Costs due to the significant uncertainty in projecting the costs deducted to arrive at this measure. Accordingly, we do not believe that reconciling information for such projected figures would be meaningful.

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

Net Revenues represent total revenues less commissions, transportation and other expenses and onboard and other expenses (each of which is described under the Terminology heading).

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

Summary of Historical Results of Operations

Total revenues increased 16.8% to $1.4 billion from total revenues of $1.2 billion for the same period in 2007 primarily due to an 8.9% increase in capacity and a 7.3% increase in Gross Yields. Net Yields increased by approximately 7.1% compared to the same period in 2007. The increase in Net Yields was primarily due to an increase in ticket prices and, to a lesser extent, occupancy. The increase in total revenues was partially offset by an increase in expenses primarily due to the increase in capacity and fuel expenses. As a result, our net income was $75.6 million or $0.35 per share on a diluted basis for the first quarter of 2008 compared to $8.8 million or $0.04 per share on a diluted basis for the first quarter of 2007.

Highlights for the first quarter of 2008 include:

•	Total revenues increased 16.8% to $1.4 billion from total revenues of $1.2 billion for the same period in 2007. Net Yields increased by approximately 7.1% compared to the same period in 2007.

•	Net Cruise Costs per APCD increased by approximately 2.9% compared to the same period in 2007.

•

Net Debt-to-Capital decreased to 44.4% as of March 31, 2008 compared to 45.9% as of March 31, 2007. Similarly, our Debt-to-Capital ratio decreased to 46.3% as of March 31, 2008 compared to 46.8% as of March 31, 2007.

•	We obtained approval from European antitrust authorities for our joint venture with TUI AG to operate TUI Cruises. In April 2008, we closed on the transaction.

•	Pullmantur Cruises took possession of the 1,000-berth Pacific Star which was renamed and is currently sailing under the name Ocean Dream.

•

We entered into a $530.0 million unsecured term loan due through 2015. In April 2008, we drew in full the $530.0 million available under this term loan. We used the proceeds of the loan towards the purchase of Independence of the Seas, which we took delivery of in April 2008.

        The following table presents the current quarter’s operating results compared to the same quarter in the prior year:

	Quarter Ended
	March 31,
	2008		2007
		% of Total		% of Total
		Revenues		Revenues
Passenger ticket revenues	$1,037,903	72.6%	$870,416	71.2%
Onboard and other revenues	391,182	27.4%	352,710	28.8%
Total revenues	1,429,085	100%	1,223,126	100%
Cruise operating expenses:
Commissions, transportation and other	257,940	18.0%	219,685	18.0%
Onboard and other	78,520	5.5%	66,403	5.4%
Payroll and related	154,239	10.8%	137,280	11.2%
Food	83,002	5.8%	73,185	6.0%
Fuel	158,234	11.1%	117,334	9.6%
Other operating	230,251	16.1%	227,454	18.6%
Total cruise operating expenses	962,186	67.3%	841,341	68.8%
Marketing, selling and administrative expenses	204,941	14.3%	186,184	15.2%
Depreciation and amortization expenses	124,390	8.7%	115,958	9.5%
Operating Income	137,568	9.6%	79,643	6.5%

Other income (expense):

Interest income	2,508	0.2%	4,500	0.4%
Interest expense, net of interest capitalized	(77,948)	(5.5%)	(80,480)	(6.6%)
Other income	13,479	0.9%	5,162	0.4%
	(61,961)	(4.3%)	(70,818)	(5.8%)
Net Income	75,607	5.3%	8,825	0.7%

Diluted EPS	$0.35		$0.04

      Selected historical information is shown in the following table:

	Quarter Ended March 31,
	2008	2007
Passengers Carried	1,031,668	918,865
Passenger Cruise Days	6,612,925	6,029,987
APCD	6,332,099	5,816,046
Occupancy	104.4%	103.7%

       Gross Yields and Net Yields were calculated as follows (in thousands, except APCD and Yields):

	Quarter Ended March 31,
	2008	2007	% Change
Passenger ticket revenues	$1,037,903	$870,416
Onboard and other revenues	391,182	352,710
Total revenues	1,429,085	1,223,126	16.8%
Less:
Commissions, transportation and other	257,940	219,685
Onboard and other	78,520	66,403
Net revenues	$1,092,625	$937,038	16.6%

APCD	6,332,099	5,816,046	8.9%
Gross Yields	$225.69	$210.30	7.3%
Net Yields	$172.55	$161.11	7.1%

      Gross Cruise Costs and Net Cruise Costs were calculated as follows (in thousands, except APCD and costs per APCD):

	Quarter Ended March 31,
	2008	2007	% Change
Total cruise operating expenses	$962,186	$841,341
Marketing, selling and administrative expenses	204,941	186,184
Gross Cruise Costs	1,167,127	1,027,525	13.6%
Less:
Commissions, transportation and other	257,940	219,685
Onboard and other	78,520	66,403
Net Cruise Costs	$830,667	$741,437	12.0%

APCD	6,332,099	5,816,046	8.9%
Gross Cruise Costs per APCD	$184.32	$176.67	4.3%
Net Cruise Costs per APCD	$131.18	$127.48	2.9%

            Net Debt-to-Capital was calculated as follows (in thousands):

	As of
	March 31,
	2008	2007
Long-term debt, net of current portion	$5,747,371	$4,845,962
Current portion of long-term debt	201,614	523,142
Total debt	5,948,985	5,369,104
Less: Cash and cash equivalents	441,127	199,616
Net Debt	$5,507,858	$5,169,488

Total shareholders’ equity	$6,906,986	$6,096,067
Total debt	5,948,985	5,369,104
Total debt and shareholders’ equity	12,855,971	11,465,171
Debt-to-Capital	46.3%	46.8%
Net Debt	5,507,858	5,169,488
Net Debt and shareholders’ equity	$12,414,844	$11,265,555
Net Debt-to-Capital	44.4%	45.9%

Outlook

Full Year 2008

We anticipate the following estimates for the full year 2008:

We expect Net Yields to increase approximately 4% compared to 2007.

We expect Net Cruise Costs per APCD to increase approximately 5% compared to 2007. Excluding fuel, we expect Net Cruise Costs per APCD to increase in the range of 2% to 3% compared to 2007.

We do not forecast fuel prices and our cost outlook for fuel is based on current “at-the-pump” prices including any hedge impacts. If fuel prices for the full year 2008 remain at the level of current “at-the-pump” prices, fuel expenses for the full year 2008 would be approximately $685.0 million. This amount is $90.0 million higher than our guidance provided on February 19, 2008, and represents a negative impact of $0.42 per share versus our previous guidance. For the full year 2008, our fuel expense is 50% hedged and a 10% change in the market price of fuel would result in a change in fuel costs of approximately $29.0 million for the full year 2008, after taking into account existing hedges.

We expect a 5.1% increase in capacity in 2008, primarily driven by the addition of Independence of the Seas, which will enter service in May 2008, a full year of Liberty of the Seas, the addition of Pacific Star, which entered service in March 2008 and the addition of Celebrity Solstice, which will enter service in the fourth quarter of 2008.

Depreciation and amortization expenses are expected to be in the range of $525.0 million to $545.0 million, and interest expense is expected to be in the range of $320.0 million to $340.0 million.

Based on the expectations contained in this Outlook section, and assuming that fuel prices remain at the level of current “at-the-pump” prices, we expect full year 2008 earnings per share to be in the range of $2.85 to $3.00.

Second Quarter 2008

We anticipate the following estimates for the second quarter of 2008:

We expect Net Yields to increase approximately 2% compared to 2007.

We expect Net Cruise Costs per APCD to increase in the range of 7% to 8% compared to 2007. Excluding fuel, we expect Net Cruise Costs per APCD to increase in the range of 3% to 4% compared to 2007.

We do not forecast fuel prices and our cost outlook for fuel is based on current “at-the-pump” prices including any hedge impacts. If fuel prices for the second quarter of 2008 remain at the level of current “at-the-pump” prices, fuel expenses for the second quarter of 2008 would be approximately $172.0 million. For the second quarter of 2008, our fuel expense is 49% hedged and a 10% change in the market price of fuel would result in a change in fuel costs of approximately $10.0 million for the second quarter of 2008, after taking into account existing hedges.

We expect a 5.4% increase in capacity, primarily driven by the addition of Independence of the Seas, which will enter service in May 2008, a full quarter of Liberty of the Seas and the addition of Pacific Star, which entered service in March 2008.

Depreciation and amortization expenses are expected to be in the range of $128.0 million to $133.0 million, and interest expense is expected to be in the range of $85.0 million to $90.0 million.

Based on the expectations contained in this Outlook section, and assuming that fuel prices remain at the level of current “at-the-pump” prices, we expect second quarter 2008 earnings per share to be in the range of $0.40 to $0.45.

Quarter Ended March 31, 2008 Compared to Quarter Ended March 31, 2007

Revenues

Net Revenues increased 16.6% in 2008 compared to the same period in 2007 due to an 8.9% increase in capacity and a 7.1% increase in Net Yields. The increase in capacity was primarily attributed to the addition of Liberty of the Seas, which entered service in May 2007. The increase in capacity was also due to a decrease in the number of days ships were out of service in 2008 as compared to 2007. The increase in Net Yields was primarily due to an increase in ticket prices and, to a lesser extent, occupancy. Occupancy in 2008 was 104.4% compared to 103.7% in 2007. Gross Yields increased 7.3% in 2008 compared to 2007 due to the same reasons discussed above for Net Yields.

Onboard and other revenues included concession revenues of $60.1 million in 2008 compared to $57.6 million for the same period in 2007. The increase in concession revenues was primarily due to the increase in capacity mentioned above.

Expenses

Net Cruise Costs increased 12.0% in 2008 compared to 2007 due to the 8.9% increase in capacity mentioned above and a 2.9% increase in Net Cruise Costs per APCD. The increase in Net Cruise Costs per APCD was primarily driven by increases in fuel expenses, and to a lesser extent, payroll and related expenses, both of which were partially offset by the decrease in other operating expenses. Fuel expenses represented 3.8 percentage points of the overall increase in Net Cruise Costs per APCD. Fuel expenses, which are net of the financial impact of fuel swap agreements, increased 30.7% per metric ton in 2008 as compared to 2007. As a percentage of total revenues, fuel expenses were 11.1% and 9.6% in 2008 and 2007, respectively. The increase in payroll and related expenses was due to an increase in inflationary and other cost pressures. The decrease in other operating expenses was primarily due to the revitalization of Majesty of the Seas in 2007 which did not recur in 2008. Gross Cruise Costs increased 13.6% in 2008, which was a higher percentage increase than Net Cruise Costs, primarily due to an increase in commission expenses as a result of higher passenger ticket revenues in 2008 compared to 2007 and, to a lesser extent, increases in port costs for certain of our itineraries.

Depreciation and amortization expenses increased 7.3% in 2008 compared to 2007 primarily due to the addition of Liberty of the Seas, which entered service in May 2007 and the addition of Pacific Star, which entered service in March 2008. The increase was also due to ship improvements.

Other Income (Expense)

Interest expense, net of interest capitalized, decreased to $77.9 million in 2008 from $80.5 million in 2007. Gross interest expense increased slightly to $90.8 million in 2008 from $90.6 million in 2007. The marginal increase was primarily due to a higher average debt level, offset by lower interest rates. Interest capitalized increased to $12.9 million in 2008 from $10.1 million in 2007 primarily due to a higher average level of investment in ships under construction.

Other income increased to $13.5 million in 2008 from $5.2 million in 2007. The increase was primarily due to $7.7 million in foreign currency exchange gains in 2008.

Recently Adopted, and Future Application of, Accounting Standards

Refer to Note 2. Summary of Significant Accounting Policies to our financial statements for further information on Recently Adopted Accounting Standards and Future Application of Accounting Standards.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash flow generated from operations provides us with a significant source of liquidity. Net cash provided by operating activities was $301.8 million for the first quarter of 2008 compared to $359.9 million for the same period in 2007. This decrease was primarily a result of the timing of payments of interest and other short-term liabilities as well as receipts on our customer deposits. The decrease was partially offset by the timing of collection on our trade accounts receivable and interest rate swaps and the increase in net income.

Net cash used in investing activities was $131.4 million for the first quarter of 2008 compared to $159.5 million for the same period in 2007. The decrease was primarily due to settlements of approximately $154.5 million on our foreign currency forward contracts, partially offset by an increase in capital expenditures of approximately $106.6 million. Our capital expenditures increased to approximately $260.8 million for the first quarter of 2008 from $154.2 million for the same period in 2007, primarily due to the increase in number of ships under construction.

Net cash provided by financing activities was $39.0 million in the first quarter of 2008 compared to net cash used in financing activities of $105.4 million for the same period in 2007. The change was primarily due to a decrease in repayments of debt of approximately $1.1 billion, partially offset by a decrease in debt proceeds of approximately $963.5 million during the first quarter in 2008 compared to the same period in 2007. During the first quarter of 2008, we drew $345.0 million on our unsecured revolving credit facility. We made debt repayments on various loan facilities and capital leases, including a payment of approximately $150.0 million to retire our 6.75% senior notes due March 2008. In addition, we made approximately $115.0 million in payments towards our unsecured revolving credit facility. During the first quarter of 2008, we received $2.8 million in connection with the exercise of common stock options and paid cash dividends pertaining to the fourth quarter of 2007 on our common stock of $32.0 million. Net Debt-to-Capital decreased to 44.4% as of March 31, 2008 compared to 45.9% for the same period in 2007.

Interest capitalized during the first quarter of 2008 increased to $12.9 million from $10.1 million for the same period in 2007 due to a higher average level of investment in ships under construction.

Future Capital Commitments

Our future capital commitments consist primarily of new ship orders. As of March 31, 2008, we had one Freedom-class ship (Independence of the Seas), and two ships of a new Project Genesis class designated for Royal Caribbean International and four Solstice-class ships, designated for Celebrity Cruises, on order for an aggregate additional capacity of approximately 25,800 berths. The aggregate cost of the seven ships is approximately $7.1 billion, of which we have deposited $628.5 million as of March 31, 2008. Approximately 8.4% of the aggregate cost of ships was exposed to fluctuations in the euro exchange rate at March 31, 2008.

As of March 31, 2008, we anticipated overall capital expenditures, including the seven ships on order, will be approximately $1.9 billion for 2008, $2.0 billion for 2009, $2.2 billion for 2010 and $1.0 billion for 2011.

In April 2008, we finalized our contract with Meyer Werft to build a fifth Solstice-class ship for Celebrity Cruises, for an additional capacity of approximately 2,850 berths, expected to enter service in the fourth quarter of 2012. Including this additional ship, our anticipated overall capital expenditures at March 31, 2008 will be approximately $1.9 billion for 2008, $2.0 billion for 2009, $2.2 billion for 2010, $1.0 billion in 2011, and $1.0 billion in 2012.

Contractual Obligations and Off-Balance Sheet Arrangements

As of March 31, 2008, our contractual obligations were as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Long-term debt obligations (1)	$5,895,035	$197,724	$1,548,339	$655,380	$3,493,592
Capital lease obligations(1)	53,950	3,890	7,807	3,705	38,548
Operating lease obligations(2)(3)	553,825	67,842	115,095	324,143	46,745
Ship purchase obligations(4)	5,658,907	1,420,931	3,562,828	675,148	-
Other(5)	616,540	112,469	138,487	135,637	229,947
Total	$12,778,257	$1,802,856	$5,372,556	$1,794,013	$3,808,832

(1) Amounts exclude interest.
(2) We are obligated under noncancelable operating leases primarily for a ship, offices, warehouses and motor vehicles.

(3) Under the Brilliance of the Seas lease agreement, we may be required to make a termination payment of approximately £126.0 million, or       approximately $250.1 million based on the exchange rate at March 31, 2008, if  the lease is canceled in 2012. This amount is included in the       3-5 years column.

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

Funding Sources

As of March 31, 2008, our liquidity was $1.4 billion consisting of approximately $0.4 billion in cash and cash equivalents and $1.0 billion available under our unsecured revolving credit facility. In addition, we had $0.5 billion available under an unsecured term loan for the purchase of Independence of the Seas (see Note 8. Subsequent Events). We also have either financing commitments or government guarantee commitments for financing for a portion of the contract price of each of our current newbuild orders. We must elect to use these commitments within certain time frames and they are each subject to customary funding conditions.

We have contractual obligations of approximately $1.8 billion due during the twelve-month period ending March 31, 2009. We believe these contractual obligations could be funded through a combination of cash flows from operations, drawdowns under our available unsecured revolving credit facility, the incurrence of additional indebtedness (including indebtedness under the above described commitments), and the sales of equity or debt securities in private or public securities markets. We believe our existing unsecured revolving credit facility, cash flows from operations, our ability to obtain new borrowings and/or raise new capital or a combination of these sources will be sufficient to fund operations, debt payment requirements, capital expenditures and other commitments over the next twelve-month period. However, there can be no assurances that these sources of cash will be available in accordance with our expectations. In April 2008, Standard and Poor’s lowered our credit rating from BBB- with a negative outlook to BB+ with a stable outlook. The lowering of our credit rating will increase our interest expense under certain of our existing credit facilities and could impact adversely the costs, terms and/or accessibility of any new financing. We do not believe that any of the foregoing will have a material impact on our results of operations.

Our financing agreements contain covenants that require us, among other things, to maintain minimum net worth, fixed charge coverage ratio and limit our Net Debt-to-Capital ratio. We were in compliance with all covenants as of March 31, 2008.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of certain market risks related to our business, see Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our annual report on Form 10-K for the year ended December 31, 2007. There have been no significant developments or material changes with respect to our exposure to the market risks previously reported in Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 during the quarter ended March 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As reported in our annual report on Form 10-K for the year ended December 31, 2007, a purported class action lawsuit that had been filed in April 2005 in the United States District Court for the Southern District of Florida alleging that Celebrity Cruises improperly requires its cabin stewards to share guest gratuities with assistant cabin stewards was dismissed in March 2006 on the basis that it should be arbitrated pursuant to the arbitration provision in Celebrity’s collective bargaining agreement. The suit sought payment of damages, including penalty wages under the U.S. Seaman’s Wage Act. In June 2007, the dismissal was affirmed by the United States 11th Circuit Court of Appeals and plaintiff’s petition requesting that the United States Supreme Court grant certiorari jurisdiction over the action was subsequently denied. In February, 2008, Plaintiff submitted a notice to arbitrate the claim pursuant to Celebrity’s collective bargaining agreement. We are not able at this time to estimate the impact of this proceeding.

As reported in our annual report on Form 10-K for the year ended December 31, 2007, Celebrity Cruises was awarded damages in January 2008 in connection with its pending case in New York federal court against Essef Corp. for claims stemming from a 1994 outbreak of Legionnaires’ disease on one of Celebrity Cruises’ ships. In February 2008, judgment on the award was entered in favor of Celebrity Cruises. The judgment would result in a net recovery by Celebrity Cruises (after costs and payment to insurers) of approximately $15.0 million. Both parties have filed notices to appeal the judgment, and we are not able at this time to estimate the outcome of this proceeding.

As reported in our annual report on Form 10-K, the Miami District Office of the U.S. Equal Employment Opportunity Commission (“EEOC”) has alleged that certain of our shipboard employment practices do not comply with U.S. employment laws. In June 2007, the EEOC proposed payment of monetary sanctions and certain remedial actions. We have been in on-going discussions with the EEOC regarding this matter. In April 2008, the EEOC informed us that they have transferred the matter to its legal unit for litigation review. To date, no legal proceedings have been initiated. We do not believe that this matter will have a material adverse impact on our financial condition or results of operations.

As reported in our annual report on Form 10-K for the year ended December 31, 2007, the Office of the Attorney General for the State of Florida was conducting a review of our fuel supplement that we implemented in the fourth quarter of 2007 on our Royal Caribbean International, Celebrity Cruises and Azamara Cruises brands. In connection with this review, the Company voluntarily agreed to eliminate its fuel supplement on any bookings made prior to the November 16, 2007 announcement of the supplement. As a result, we are refunding in full the fuel supplement to the passengers of the affected bookings, the amount of which will aggregate approximately $21.0 million. The Company and Celebrity Cruises also amended their 1997 Assurances of Voluntary Compliance with the Florida Attorney General’s office regarding cruise fare disclosures to address fuel supplement disclosures. The resolution of these matters did not affect the previously announced investigation by the same office to determine whether there is or has been a violation of state or Federal anti-trust laws in connection with the setting by us and other cruise line operators of our respective fuel supplements continues. We are cooperating with the Attorney General’s office in connection with this investigation and are not able at this time to estimate the impact of this investigation.

In March 2008, a purported class action was filed against us, Celebrity Cruises and a related party, Celebrity Catering Services, in the United States District Court, Southern District of Florida alleging that we improperly deducted amounts from the gratuities paid to our shipboard servers, waiters, bar tenders and other personnel in our bar and restaurant departments. The suit seeks payment of damages, including penalty wages under the U.S. Seaman’s Wage Act. We are not able at this time to estimate the impact of this proceeding.

In April 2008, five consolidated purported class actions were voluntarily dismissed by the plaintiffs in the United States District Court for the Southern District of Florida. The actions, which had been filed in February and March 2008, allege that we, other cruise lines and a trade association violated Federal anti-trust laws or state deceptive and unfair trade practices laws by conspiring to fix the prices of the fuel supplements announced by the various cruise lines or misleading consumers as to the relationship between each cruise line’s fuel costs and the fuel supplements it is charging its customers.

We are routinely involved in other claims typical within the cruise vacation industry. The majority of these claims are covered by insurance. We believe the outcome of such claims, net of expected recoveries, will not have a material adverse impact on our financial condition or results of operations.

Item 6. Exhibits

31	Certifications required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934.

32	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

10.1

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

                                                                                            ROYAL CARIBBEAN CRUISES LTD.

                                              (Registrant)

/s/ BRIAN J. RICE
Brian J. Rice
Executive Vice President and
Chief Financial Officer
Date: April 24, 2008	(Principal Financial Officer)