Form 10-Q
period 2008-06-30
ROYAL CARIBBEAN CRUISES LTD
filed 2008-07-25
CIK 884887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 213,517,798 shares of common stock outstanding as of July 14, 2008.

ROYAL CARIBBEAN CRUISES LTD.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Quarter Ended
	June 30,
	2008	2007
Passenger ticket revenues	$1,140,077	$1,066,991
Onboard and other revenues	443,697	414,334

Total revenues	1,583,774	1,481,325

Cruise operating expenses:
Commissions, transportation and other	284,735	268,630
Onboard and other	117,315	102,169
Payroll and related	163,343	142,300
Food	82,096	75,797
Fuel	174,299	126,081
Other operating	269,211	250,552

Total cruise operating expenses	1,090,999	965,529
Marketing, selling and administrative expenses	196,548	193,195
Depreciation and amortization expenses	127,277	121,718

Operating Income	168,950	200,883

Other income (expense):
Interest income	3,015	6,451
Interest expense, net of interest capitalized	(81,086)	(85,516)
Other (expense) income	(6,130)	6,927

	(84,201)	(72,138)

Net Income	$84,749	$128,745

Earnings per Share:
Basic	$0.40	$0.61

Diluted	$0.40	$0.60

Weighted-Average Shares Outstanding:
Basic	213,482	212,633

Diluted	214,280	214,157

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Six Months Ended
	June 30,
	2008	2007
Passenger ticket revenues	$2,177,980	$1,937,407
Onboard and other revenues	834,879	767,044

Total revenues	3,012,859	2,704,451

Cruise operating expenses:
Commissions, transportation and other	542,675	488,315
Onboard and other	195,835	168,573
Payroll and related	317,582	279,580
Food	165,098	148,982
Fuel	332,533	243,415
Other operating	499,462	478,005

Total cruise operating expenses	2,053,185	1,806,870
Marketing, selling and administrative expenses	401,489	379,379
Depreciation and amortization expenses	251,667	237,676

Operating Income	306,518	280,526

Other income (expense):
Interest income	5,523	10,951
Interest expense, net of interest capitalized	(159,034)	(165,996)
Other income	7,349	12,089

	(146,162)	(142,956)

Net Income	$160,356	$137,570

Earnings per Share:
Basic	$0.75	$0.65

Diluted	$0.75	$0.64

Weighted-Average Shares Outstanding:
Basic	213,404	212,478

Diluted	214,398	214,101

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of
	June 30,	December 31,
	2008	2007
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$387,158	$230,784
Trade and other receivables, net	250,557	313,640
Inventories	118,343	96,813
Prepaid expenses and other assets	187,453	137,662
Derivative financial instruments	300,308	213,892

Total current assets	1,243,819	992,791
Property and equipment, net	13,244,859	12,253,784
Goodwill	844,162	797,791
Other assets	1,128,196	937,915

	$16,461,036	$14,982,281

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$430,754	$351,725
Accounts payable	255,487	222,895
Accrued expenses and other liabilities	489,738	533,674
Customer deposits	1,442,338	1,084,359
Hedged firm commitments	164,422	146,642

Total current liabilities	2,782,739	2,339,295
Long-term debt	5,941,206	5,346,547
Other long-term liabilities	689,785	539,096

Commitments and contingencies (Note 5)

Shareholders’ equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 223,817,723 and 223,509,136 shares issued, June 30, 2008 and December 31, 2007, respectively)	2,238	2,235
Paid-in capital	2,942,910	2,942,935
Retained earnings	4,211,195	4,114,877
Accumulated other comprehensive income	315,043	120,955
Treasury stock (11,056,529 and 11,026,271 common shares at cost, June 30, 2008 and December 31, 2007, respectively)	(424,080)	(423,659)

Total shareholders’ equity	7,047,306	6,757,343

	$16,461,036	$14,982,281

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended
	June 30,
	2008	2007
Operating Activities
Net income	$160,356	$137,570
Adjustments:
Depreciation and amortization	251,667	237,676
Changes in operating assets and liabilities:
Decrease (increase) in trade and other receivables, net	68,149	(25,930)
Increase in inventories	(20,341)	(10,158)
Increase in prepaid expenses and other assets	(47,747)	(112,080)
Increase in accounts payable	26,604	7,559
(Decrease) increase in accrued expenses and other liabilities	(15,143)	76,041
Increase in customer deposits	354,894	513,490
Other, net	(17,008)	(1,022)

Net cash provided by operating activities	761,431	823,146

Investing Activities
Purchases of property and equipment	(1,313,168)	(1,075,814)
Cash received on settlement of derivative financial instruments	253,872	45,056
Other, net	(28,515)	(10,108)

Net cash used in investing activities	(1,087,811)	(1,040,866)

Financing Activities
Debt proceeds	1,098,105	1,897,780
Debt issuance costs	(12,006)	(10,048)
Repayments of debt	(511,634)	(1,514,686)
Dividends paid	(96,017)	(66,339)
Proceeds from exercise of common stock options	3,372	16,427
Other, net	495	2,593

Net cash provided by financing activities	482,315	325,727

Effect of exchange rate changes on cash	439	(162)

Net increase in cash and cash equivalents	156,374	107,845
Cash and cash equivalents at beginning of period	230,784	104,520

Cash and cash equivalents at end of period	$387,158	$212,365

Supplemental Disclosure
Cash paid during the period for:
Interest, net of amount capitalized	$172,448	$137,499

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
Note 1. General
Description of Business
     We are a global cruise company. We own five cruise brands, Royal Caribbean International, Celebrity Cruises, Pullmantur Cruises, Azamara Cruises, and CDF Croisières de France. In addition, we have a 50% investment in a joint venture with TUI Travel PLC, formerly First Choice Holidays PLC, which operates the brand Island Cruises. We also have a 50% investment in a joint venture with TUI AG which will operate the brand TUI Cruises.
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
     SFAS 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:
1.	Level 1 Inputs — Quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access.

2.	Level 2 Inputs — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

3.	Level 3 Inputs — Inputs that are unobservable for the asset or liability.
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
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51,” (“SFAS 160”). SFAS 160 requires reporting entities to present noncontrolling (minority) interests as equity as opposed to as a liability or mezzanine equity and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS 160 is effective the first fiscal year beginning after December 15, 2008, and interim periods within that fiscal year. SFAS 160 applies prospectively as of the beginning of the fiscal year SFAS 160 is initially applied, except for the presentation and disclosure requirements which are applied retrospectively for all periods presented subsequent to adoption. We are currently evaluating the impact SFAS 160 may have on our consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133 (SFAS 133),” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 will be effective for our fiscal 2009 interim and annual consolidated financial statements and the relevant disclosures will be added at such time.
Reclassifications
     Reclassifications have been made to prior year amounts to conform to the current year presentation.
Note 3. Earnings Per Share
     A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income for basic and diluted earnings per share	$84,749	$128,745	$160,356	$137,570

Weighted-average common shares outstanding	213,482	212,633	213,404	212,478
Dilutive effect of stock options and restricted stock awards	798	1,524	994	1,623

Diluted weighted-average shares outstanding	214,280	214,157	214,398	214,101

Basic earnings per share	$0.40	$0.61	$0.75	$0.65
Diluted earnings per share	$0.40	$0.60	$0.75	$0.64
     Diluted earnings per share did not include options to purchase 4.6 million and 3.0 million shares for the second quarters of 2008 and 2007, respectively, and 4.5 million and 3.0 million shares for the first six months of 2008 and 2007, respectively, because the effect of including them would have been antidilutive.
Note 4. Long-Term Debt
     In April 2008, we drew in full the $530.0 million available under an unsecured term loan due through 2015. The loan bears interest at LIBOR plus an applicable margin; currently the all-in weighted average rate is approximately 3.72%. The proceeds were used towards the purchase of Independence of the Seas, the third Freedom-class ship for Royal Caribbean International, which was delivered in April 2008.

Note 5. Commitments and Contingencies
     Capital Expenditures. As of June 30, 2008, the expected dates our ships on order will enter service and their planned berths are as follows:

	Expected to	Approximate
Ship	Enter Service	Berths
Royal Caribbean International:
Oasis-class:
Oasis of the Seas	4th Quarter 2009	5,400
Allure of the Seas	4th Quarter 2010	5,400
Celebrity Cruises:
Solstice-class:
Celebrity Solstice	4th Quarter 2008	2,850
Celebrity Equinox	3rd Quarter 2009	2,850
Celebrity Eclipse	3rd Quarter 2010	2,850
Unnamed	3rd Quarter 2011	2,850
Unnamed	4th Quarter 2012	2,850

Total Berths		25,050

     The anticipated aggregate cost of these ships is approximately $7.2 billion, of which we have deposited $522.2 million as of June 30, 2008. Approximately 15.0% of the aggregate cost was exposed to fluctuations in the euro exchange rate at June 30, 2008. As of June 30, 2008, we anticipated overall capital expenditures, including the seven ships on order, will be approximately $1.9 billion for 2008, $2.0 billion for 2009, $2.2 billion for 2010, $1.0 billion for 2011 and $1.0 billion for 2012.
     Litigation. A purported class action lawsuit that had been filed in April 2005 in the United States District Court for the Southern District of Florida alleging that Celebrity Cruises improperly requires its cabin stewards to share guest gratuities with assistant cabin stewards was dismissed in March 2006 on the basis that it should be arbitrated pursuant to the arbitration provision in Celebrity’s collective bargaining agreement. The suit sought payment of damages, including penalty wages under the U.S. Seaman’s Wage Act. In June 2007, the dismissal was affirmed by the United States 11th Circuit Court of Appeals and plaintiff’s petition requesting that the United States Supreme Court grant certiorari jurisdiction over the action was subsequently denied. In February 2008, Plaintiff submitted a notice to arbitrate the claim pursuant to Celebrity’s collective bargaining agreement and arbitration is currently pending. We are not able at this time to estimate the impact of this proceeding.
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
     The Miami District Office of the U.S. Equal Employment Opportunity Commission (“EEOC”) has alleged that certain of our shipboard employment practices do not comply with U.S. employment laws. In June 2007, the EEOC proposed payment of monetary sanctions and certain remedial actions. Following discussions with the EEOC regarding this matter, the EEOC informed us that they transferred the matter to its legal unit for litigation review. To date, no legal proceedings have been initiated. We do not believe that this matter will have a material adverse impact on our financial condition or results of operations.
     In July 2008, we settled our pending case against Pentair Water Treatment (OH) Company (formerly known as Essef Corporation) for claims stemming from a 1994 outbreak of Legionnaires’ disease on one of Celebrity Cruises’ ships. Pursuant to the terms of the settlement agreement, we will be paid, net of costs and payment to insurers, approximately $18.0 million. This award will be recognized in our consolidated financial statements in the third quarter of 2008.
     In March 2008, a purported class action was filed against us, Celebrity Cruises and a related party, Celebrity Catering Services, in the United States District Court, Southern District of Florida alleging that we improperly deducted amounts from the gratuities paid to our shipboard servers, waiters, bar tenders and other personnel in our bar and restaurant departments. The suit also alleged that such persons were not properly compensated for their hours worked. The suit sought payment of damages, including penalty wages under the U.S. Seaman’s Wage Act. The suit was dismissed in June 2008 and ordered to arbitration in accordance with the terms of the applicable collective bargaining agreement. We are not able at this time to estimate the impact of this proceeding.
     In connection with a review of our fuel supplement by the Florida Attorney General’s office, the Company agreed in March 2008 to eliminate the fuel supplement on any bookings made on our Royal Caribbean International, Celebrity Cruises and Azamara Cruises brands prior to our November 16, 2007 announcement of the supplement. As a result, we have eliminated or refunded in full the fuel supplement for the affected bookings, the amount of which aggregated approximately $21.0 million. The Company and Celebrity Cruises also amended their 1997 Assurances of Voluntary Compliance with the Florida Attorney General’s office regarding cruise fare disclosures to address fuel supplement disclosures. The resolution of these matters did not affect the previously announced investigation by the same office to determine whether there is or has been a violation of state or Federal anti-trust laws in connection with the setting by us and other cruise line operators of our respective fuel supplements. We are cooperating with the Attorney General’s office in connection with this investigation and are not able at this time to estimate the impact of this investigation.
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
     In April 2008, a purported class action was filed against us, Celebrity Cruises and a related party, Celebrity Catering Services, in the United States District Court, Southern District of Florida, alleging that we underpaid wages and overtime pay for our shipboard personnel. The suit also alleged that we improperly deducted amounts from the gratuities paid to certain of our shipboard restaurant personnel. The suit sought payment of damages, including penalty wages under the U.S. Seaman’s Wage Act. In June 2008, the court dismissed the case and ordered the parties to arbitration in accordance with the terms of the applicable collective bargaining agreements. We are not able to estimate the impact of this proceeding.
     In June 2008, a purported class action arbitration claim was made against us alleging that we required shipboard personnel of our Royal Caribbean International brand to pay for their own employment commencement expenses in violation of our collective bargaining agreement. We are not able at this time to estimate the impact of this proceeding.
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

Note 6. Shareholders’ Equity
     We declared cash dividends on our common stock of $0.15 per share during the first and second quarters of 2008 and 2007.
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
Comprehensive income was as follows (in thousands):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$84,749	$128,745	$160,356	$137,570
Changes related to cash flow derivative hedges	93,396	17,202	198,152	37,769
Foreign currency translation adjustments	202	(2,876)	(4,064)	(3,021)

Total comprehensive income	$178,347	$143,071	$354,444	$172,318

Note 8. Fair Value Measurements
     Assets that are recorded at fair value have been categorized based upon the fair value hierarchy described in Note 2. Summary of Significant Accounting Policies.
     The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis as of June 30, 2008 (in thousands):

		Fair Value Measurements
		at Reporting Date Using
Description	Total	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments[1]	$769,501	$—	$769,501	$—
Investments[2]	20,573	20,573	—	—

Total Assets	$790,074	$20,573	$769,501	$—

Liabilities:

Derivative financial instruments[3]	$66,500	$—	$66,500	$—

Total Liabilities	$66,500	$—	$66,500	$—

[1]	- Consists of foreign currency forward contracts and interest rate, cross currency and fuel swaps.

[2]	- Consists of exchange-traded equity securities and mutual funds.

[3]	- Consists of interest rate swaps and foreign currency forward contracts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Concerning Factors That May Affect Future Results
     Certain statements under this caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this document constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “goal”, “intend”, “may”, “plan”, “project”, “seek”, “should”, “will”, and similar expressions are intended to identify these forward-looking statements. Forward-looking statements do not guarantee future performance and may involve risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to the following:
•	general economic and business conditions,

•	vacation industry competition and changes in industry capacity and overcapacity,

•	the impact of tax and environmental laws and regulations affecting our business or our principal shareholders,

•	the impact of changes in other laws and regulations affecting our business,

•	the impact of pending or threatened litigation,

•	the delivery of scheduled new ships,

•	the impact of emergency ship repairs, including the related lost revenue,

•	the impact of problems encountered at shipyards, including industrial actions, shipyard insolvency or financial difficulties,

•	the impact on prices of new ships due to shortages in available shipyard facilities, component parts and shipyard consolidations,

•	negative incidents involving cruise ships including those involving the health and safety of passengers,

•	reduced consumer demand for cruises as a result of any number of reasons, including geo-political and economic uncertainties and the unavailability or cost of air service,

•	fears of terrorist attacks, armed conflict and the resulting concerns over safety and security aspects of traveling,

•	the impact of the spread of contagious diseases,

•	the availability under our unsecured revolving credit facility, cash flows from operations and our ability to obtain new borrowings and raise new capital on terms that are favorable or consistent with our expectations to fund operations, debt payment requirements, capital expenditures and other commitments,

•	changes in our stock price or principal shareholders,

•	the impact of changes in operating and financing costs, including changes in foreign currency, interest rates, fuel, food, payroll, insurance and security costs,

•	the unavailability of ports of call,

•	weather.
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
Non-GAAP Financial Measures
     Available Passenger Cruise Days (“APCD”) are our measurement of capacity and represent double occupancy per cabin multiplied by the number of cruise days for the period. We use this measure to perform capacity and rate analyses to identify our main non-capacity drivers which cause our cruise revenue and expenses to vary.
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
     Net Debt-to-Capital is a ratio which represents total long-term debt, including current portion of long-term debt, less cash and cash equivalents (“Net Debt”) divided by the sum of Net Debt and total shareholders’ equity. We believe Net Debt and Net Debt-to-Capital, along with total long-term debt and shareholders’ equity are useful measures of our capital structure. A reconciliation of historical Debt-to-Capital to Net Debt-to-Capital is provided below under Summary of Historical Results of Operations.
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
     The use of certain significant non-GAAP measures, such as Net Yields and Net Cruise Costs, allow us to perform capacity and rate analysis to separate the impact of known capacity changes from other less predictable changes which affect our business. We believe these non-GAAP measures provide expanded insight to measure revenue and cost performance in addition to the standard U.S. GAAP based financial measures. There are no specific rules or regulations for determining non-GAAP measures, and as such, there exists the possibility that they may not be comparable to other companies within the industry.
Summary of Historical Results of Operations
Highlights for the second quarter of 2008 include:
•	Total revenues increased 6.9% to $1.6 billion from total revenues of $1.5 billion for the same period in 2007. Net Yields increased by approximately 1.0% compared to the same period in 2007.

•	Net Cruise Costs per APCD increased by approximately 6.7% compared to the same period in 2007.

•	Fuel expenses per APCD, net of the financial impact of fuel swap agreements, increased 31.0% per APCD as compared to the same period in 2007.

•	Our Debt-to-Capital ratio increased to 47.5% as of June 30, 2008 compared to 45.7% as of December 31, 2007. Similarly, our Net Debt-to-Capital increased to 45.9% as of June 30, 2008 compared to 44.7% as of December 31, 2007.

•	We took delivery of Independence of the Seas, the third Freedom-class ship for Royal Caribbean International. To finance the purchase, we drew in full $530.0 million from an unsecured term loan due through 2015. The loan bears interest at LIBOR plus an applicable margin. Currently, the all-in weighted average rate is approximately 3.72%.

•	We finalized our contract with Meyer Werft to build a fifth Solstice-class ship for Celebrity Cruises, for an additional capacity of approximately 2,850 berths, which is expected to enter service in the fourth quarter of 2012. We have a financing commitment for approximately 80.0% of the contract price.

•	We closed on our joint venture transaction with TUI AG to operate TUI Cruises. Celebrity Galaxy, a 1,850-berth ship currently part of Celebrity Cruises, will be sold to TUI Cruises to serve as its first ship and will sail under a new name beginning in May 2009.

•	We announced The Scholar Ship, our education program at sea for graduate and undergraduate students, ceased operations. The Scholar Ship operated a 29,000-ton ocean liner under a seasonal vessel operating lease agreement. This will not have a material impact on our financial condition or results of operations.
     Operating results for the quarter and six months ended June 30, 2008 compared to the same periods in 2007 are shown in the following table (in thousands, except per share data):

	Quarter Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
		% of Total		% of Total		% of Total		% of Total
		Revenues		Revenues		Revenues		Revenues
Passenger ticket revenues	$1,140,077	72.0%	$1,066,991	72.0%	$2,177,980	72.3%	$1,937,407	71.6%
Onboard and other revenues	443,697	28.0%	414,334	28.0%	834,879	27.7%	767,044	28.4%

Total revenues	1,583,774	100%	1,481,325	100%	3,012,859	100%	2,704,451	100%

Cruise operating expenses:

Commissions, transportation and other	284,735	18.0%	268,630	18.1%	542,675	18.0%	488,315	18.1%
Onboard and other	117,315	7.4%	102,169	6.9%	195,835	6.5%	168,573	6.2%
Payroll and related	163,343	10.3%	142,300	9.6%	317,582	10.5%	279,580	10.3%
Food	82,096	5.2%	75,797	5.1%	165,098	5.5%	148,982	5.5%
Fuel	174,299	11.0%	126,081	8.5%	332,533	11.0%	243,415	9.0%
Other operating	269,211	17.0%	250,552	16.9%	499,462	16.6%	478,005	17.7%

Total cruise operating expenses	1,090,999	68.9%	965,529	65.2%	2,053,185	68.1%	1,806,870	66.8%
Marketing, selling and administrative expenses	196,548	12.4%	193,195	13.0%	401,489	13.3%	379,379	14.0%
Depreciation and amortization expenses	127,277	8.0%	121,718	8.2%	251,667	8.4%	237,676	8.8%

Operating Income	168,950	10.7%	200,883	13.6%	306,518	10.2%	280,526	10.4%

Other income (expense):

Interest income	3,015	0.2%	6,451	0.4%	5,523	0.2%	10,951	0.4%
Interest expense, net of interest capitalized	(81,086)	(5.1%)	(85,516)	(5.8%)	(159,034)	(5.3%)	(165,996)	(6.1%)
Other (expense) income	(6,130)	(0.4%)	6,927	0.5%	7,349	0.2%	12,089	0.4%

	(84,201)	(5.3%)	(72,138)	(4.9%)	(146,162)	(4.9%)	(142,956)	(5.3%)

Net Income	84,749	5.4%	128,745	8.7%	160,356	5.3%	137,570	5.1%

Diluted EPS	$0.40		$0.60		$0.75		$0.64

     Selected historical statistical information is shown in the following table:

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Passengers Carried	989,722	959,694	2,021,390	1,878,559
Passenger Cruise Days	6,619,144	6,403,995	13,232,069	12,433,982
APCD	6,362,851	6,041,961	12,694,950	11,858,007
Occupancy	104.0%	106.0%	104.2%	104.9%
     Gross Yields and Net Yields were calculated as follows (in thousands, except APCD and Yields):

	Quarter Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
Passenger ticket revenues	$1,140,077	$1,066,991	6.8%	$2,177,980	$1,937,407	12.4%
Onboard and other revenues	443,697	414,334	7.1%	834,879	767,044	8.8%

Total revenues	1,583,774	1,481,325	6.9%	3,012,859	2,704,451	11.4%

Less:
Commissions, transportation and other	284,735	268,630	6.0%	542,675	488,315	11.1%
Onboard and other	117,315	102,169	14.8%	195,835	168,573	16.2%

Net revenues	$1,181,724	$1,110,526	6.4%	$2,274,349	$2,047,563	11.1%

APCD	6,362,851	6,041,961	5.3%	12,694,950	11,858,007	7.1%
Gross Yields	$248.91	$245.17	1.5%	$237.33	$228.07	4.1%
Net Yields	$185.72	$183.80	1.0%	$179.15	$172.67	3.8%
     Gross Cruise Costs and Net Cruise Costs were calculated as follows (in thousands, except APCD and costs per APCD):

	Quarter Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
Total cruise operating expenses	$1,090,999	$965,529	13.0%	$2,053,185	$1,806,870	13.6%
Marketing, selling and administrative expenses	196,548	193,195	1.7%	401,489	379,379	5.8%

Gross Cruise Costs	1,287,547	1,158,724	11.1%	2,454,674	2,186,249	12.3%

Less:
Commissions, transportation and other	284,735	268,630	6.0%	542,675	488,315	11.1%
Onboard and other	117,315	102,169	14.8%	195,835	168,573	16.2%

Net Cruise Costs	$885,497	$787,925	12.4%	$1,716,164	$1,529,361	12.2%

APCD	6,362,851	6,041,961	5.3%	12,694,950	11,858,007	7.1%
Gross Cruise Costs per APCD	$202.35	$191.78	5.5%	$193.36	$184.37	4.9%
Net Cruise Costs per APCD	$139.17	$130.41	6.7%	$135.18	$128.97	4.8%

     Net Debt-to-Capital was calculated as follows (in thousands):

	As of
	June 30,	December 31,
	2008	2007
Long-term debt, net of current portion	$5,941,206	$5,346,547
Current portion of long-term debt	430,754	351,725

Total debt	6,371,960	5,698,272

Less: Cash and cash equivalents	387,158	230,784

Net Debt	$5,984,802	$5,467,488

Total shareholders’ equity	$7,047,306	$6,757,343
Total debt	6,371,960	5,698,272

Total debt and shareholders’ equity	13,419,266	12,455,615

Debt-to-Capital	47.5%	45.7%
Net Debt	5,984,802	5,467,488

Net Debt and shareholders’ equity	$13,032,108	$12,224,831

Net Debt-to-Capital	45.9%	44.7%
Outlook
     On July 21, 2008, we announced the following guidance for the full year and third quarter of 2008 which remains materially unchanged:
Full Year 2008
     We expect Net Yields to increase in the range of 3% to 4% compared to 2007.
     We expect Net Cruise Costs per APCD to increase in the range of 6% to 7% compared to 2007. Excluding fuel, we expect Net Cruise Costs per APCD to increase approximately 1% compared to 2007.
     We do not forecast fuel prices and our cost outlook for fuel is based on current “at-the-pump” prices including any hedge impacts. If fuel prices for the full year 2008 remain at the level of July 21, 2008, fuel expenses for the full year 2008 would be approximately $772.0 million. This amount is $86.0 million higher than our guidance provided on April 24, 2008, and represents a negative impact of $0.40 per share versus our previous guidance. For the full year 2008 our fuel consumption is approximately 50% hedged and historically our fuel costs have correlated well over time with the change in West Texas Intermediate crude (WTI). Assuming our fuel prices move in tandem with WTI, a $10 change in WTI would result in a change in our fuel costs of approximately $20.0 million for the full year 2008, after taking into account existing hedges.
     We expect a 5.0% increase in capacity in 2008, primarily driven by the addition of Independence of the Seas, which entered service in May 2008, a full year of Liberty of the Seas, the addition of Ocean Dream, which entered service in March 2008 and the addition of Celebrity Solstice, which will enter service in the fourth quarter of 2008.

     Depreciation and amortization expenses are expected to be in the range of $530.0 million to $540.0 million, and interest expense is expected to be in the range of $330.0 million to $340.0 million.
     Other income (expense) will include an $18.0 million gain from the settlement of a pending lawsuit in the third quarter of 2008.
     On July 21, 2008, we announced a cost savings initiative expected to save approximately $125.0 million annually. This initiative is a response to the reduction in our profitability caused primarily by the increase in fuel prices. As part of this initiative, we are eliminating approximately 400 shore-side positions. In addition, we discontinued some non-core operations, including The Scholar Ship. The elimination of the shore-side positions and the discontinuation of non-core operations are expected to be concluded by the end of the third quarter of 2008. As a result of this initiative, we expect to incur charges, all of which are cash charges, of approximately $15.0 million, or $0.07 per share in the third quarter of 2008, comprised of termination benefits and contract termination costs.
     Based on the expectations above, and assuming that fuel prices remain at the level of July 21, 2008 “at-the-pump” prices, we continue to expect full year 2008 earnings per share to be in the range of $2.55 to $2.65 including the restructuring charges.
Third Quarter 2008
     We expect Net Yields will increase approximately 2% compared to 2007.
     We expect Net Cruise Costs per APCD to increase approximately 10% compared to 2007. Excluding fuel, we expect Net Cruise Costs per APCD to increase in the range of 1% to 2% compared to 2007.
     We do not forecast fuel prices and our cost outlook for fuel is based on current “at-the-pump” prices including any hedge impacts. If fuel prices for the third quarter of 2008 remain at the level of July 21, 2008, fuel expenses for the third quarter 2008 would be approximately $224.0 million. For the third quarter of 2008 our fuel consumption is approximately 44% hedged and historically our fuel costs have correlated well over time with the change in WTI. Assuming our fuel prices move in tandem with WTI, a $10 change in WTI would result in a change in our fuel costs of approximately $11.0 million for the third quarter of 2008, after taking into account existing hedges.
     We expect a 3.9% increase in capacity, primarily driven by the addition of Independence of the Seas, which entered service in May 2008, and the addition of Ocean Dream, which entered service in March 2008.
     Depreciation and amortization is expected to be in the range of $138.0 million to $143.0 million and interest expense is expected to be in the range of $83.0 million to $88.0 million.
     Other income (expense) will include an $18.0 million gain from the settlement of a pending lawsuit in the third quarter of 2008.
     On July 21, 2008, we announced a cost savings initiative expected to save approximately $125.0 million annually. This initiative is a response to the reduction in our profitability caused primarily by the increase in fuel prices. As part of this initiative, we are eliminating approximately 400 shore-side positions. In addition, we discontinued some non-core operations, including The Scholar Ship. The elimination of the shore-side positions and the discontinuation of non-core operations are expected to be concluded by the end of the third quarter of 2008. As a result of this initiative, we expect to incur charges, all of which are cash charges, of approximately $15.0 million, or $0.07 per share in the third quarter of 2008, comprised of termination benefits and contract termination costs.
     Based on the expectations above, and assuming that fuel prices remain at the level of current “at-the-pump” prices, we continue to expect third quarter 2008 earnings per share to be in the range of $1.65 to $1.70 including the restructuring charges.
Quarter Ended June 30, 2008 Compared to Quarter Ended June 30, 2007
Revenues
     Total revenues for 2008 increased $102.4 million or 6.9% to $1.6 billion from $1.5 billion for the same period in 2007. Approximately $78.7 million of this increase is attributable to an increase in capacity of 5.3%. The increase in capacity is primarily due to a full quarter of Liberty of the Seas, which entered service in May 2007, the addition of Independence of the Seas, which entered service in May 2008, and the addition of Ocean Dream, which entered service in March 2008. The remaining increase of $23.7 million is due primarily to an increase in ticket prices partially offset by the 2% decrease in Occupancy.
     Onboard and other revenues included concession revenues of $60.6 million in 2008 compared to $59.4 million for the same period in 2007. The increase in concession revenues was primarily due to the increase in capacity mentioned above.
Cruise Operating Expenses
     Total cruise operating expenses for 2008 increased $125.5 million or 13.0% to $1.1 billion from $965.5 million for the same period in 2007. Approximately $51.3 million of this increase is attributable to the 5.3% increase in capacity. The remaining increase of $74.2 million was primarily driven by increases in fuel expenses, and to a lesser extent payroll and related expenses. Fuel expenses, which are net of the financial impact of fuel swap agreements, increased 35.9% per metric ton in 2008 as compared to 2007 primarily as a result of increasing fuel prices. As a percentage of total revenues, fuel expenses were 11.0% and 8.5% in 2008 and 2007, respectively. The increase in payroll and related expenses was due to an increase in inflationary and other cost pressures.
Marketing, Selling and Administrative Expenses
     Marketing, selling and administrative expenses for 2008 increased $3.3 million or 1.7% to $196.5 million from $193.2 million for the same period in 2007. The increase was primarily due to increases in headcount and other costs associated with personnel, the write-off of certain shore side assets, and exit costs associated with our decision to cease the operations of The Scholar Ship in the second quarter. These increases were partially offset by a change in the employee forfeiture rate assumption related to our stock-based employee compensation plans that resulted in a benefit of approximately $8.2 million in the second quarter of 2008.

Depreciation and Amortization expenses
     Depreciation and amortization expenses for 2008 increased $5.6 million or 4.6% to $127.3 million from $121.7 million for the same period in 2007. This increase is primarily due to a full quarter of Liberty of the Seas, which entered service in May 2007, and the addition of Independence of the Seas, which entered service in May 2008.
Other Income (Expense)
     Interest expense, net of interest capitalized, decreased to $81.1 million in 2008 from $85.5 million in 2007. Gross interest expense decreased to $91.6 million in 2008 from $94.5 million in 2007. The decrease was primarily due to lower interest rates, partially offset by a higher average debt level. Interest capitalized increased to $10.5 million in 2008 from $9.0 million in 2007 primarily due to a higher average level of investment in ships under construction.
     Other expense increased to $6.1 million in 2008 from other income of $6.9 million in 2007 for a net change of $13.0 million when comparing these periods. The net change was primarily due to a $13.8 million gain in 2007 related to certain derivatives instruments associated with our ship construction firm commitments denominated in euros that did not qualify for hedge accounting treatment which did not recur in 2008.
Net Yields
     Net Yields increased 1.0% in 2008 compared to 2007 primarily due to the increase in ticket prices as mentioned above. Occupancy in 2008 was 104.0% compared to 106.0% in 2007. The decrease in occupancy was a result of itinerary changes.
Net Cruise Costs
     Net Cruise Costs increased 12.4% in 2008 compared to 2007 due to the 5.3% increase in capacity mentioned above and a 6.7% increase in Net Cruise Costs per APCD. The increase in Net Cruise Costs per APCD was primarily driven by increases in fuel expenses, and to a lesser extent, payroll and related expenses. Fuel expenses represented 5.0 percentage points of the overall increase in Net Cruise Costs per APCD.
Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
Revenues
     Total revenues for 2008 increased $308.4 million or 11.4% to $3.0 billion from $2.7 billion for the same period in 2007. Approximately $190.9 million of this increase is attributable to an increase in capacity of 7.1%. The increase in capacity is primarily due to a full six months of Liberty of the Seas, which entered service in May 2007, the addition of Independence of the Seas, which entered service in May 2008, and the addition of Ocean Dream, which entered service in March 2008. The remaining increase of $117.5 million is due primarily to an increase in ticket prices.
     Onboard and other revenues included concession revenues of $120.6 million in 2008 compared to $116.5 million for the same period in 2007. The increase in concession revenues was primarily due to the increase in capacity mentioned above.

Cruise Operating Expenses
     Total cruise operating expenses for 2008 increased $246.3 million or 13.6% to $2.1 billion from $1.8 billion for the same period in 2007. Approximately $127.5 million of this increase is attributable to the 7.1% increase in capacity. The remaining increase of $118.8 million was primarily driven by increases in fuel expenses, and to a lesser extent payroll and related expenses. Fuel expenses, which are net of the financial impact of fuel swap agreements, increased 33.3% per metric ton in 2008 as compared to 2007 primarily as a result of increasing fuel prices. As a percentage of total revenues, fuel expenses were 11.0% and 9.0% in 2008 and 2007, respectively. The increase in payroll and related expenses was due to an increase in inflationary and other cost pressures.
Marketing, Selling and Administrative Expenses
     Marketing, selling and administrative expenses for 2008 increased $22.1 million or 5.8% to $401.5 million from $379.4 million for the same period in 2007. The increase was primarily due to increases in headcount and other costs associated with personnel, the write-off of certain shore side assets, and exit costs associated with our decision to cease the operations of The Scholar Ship in the second quarter. These increases were partially offset by a change in the employee forfeiture rate assumption related to our stock-based employee compensation plans that resulted in a benefit of approximately $8.2 million in the second quarter of 2008.
Depreciation and Amortization expenses
     Depreciation and amortization expenses for 2008 increased $14.0 million or 5.9% to $251.7 million from $237.7 million for the same period in 2007. This increase is primarily due to a full six months of Liberty of the Seas, which entered service in May 2007, and the addition of Independence of the Seas, which entered service in May 2008.
Other Income (Expense)
     Interest expense, net of interest capitalized, decreased to $159.0 million in 2008 from $166.0 million in 2007. Gross interest expense decreased to $182.4 million in 2008 from $185.1 million in 2007. The decrease was primarily due to lower interest rates, partially offset by a higher average debt level. Interest capitalized increased to $23.4 million in 2008 from $19.1 million in 2007 primarily due to a higher average level of investment in ships under construction.
     Other income decreased to $7.3 million in 2008 from other income of $12.1 million in 2007. The decrease was primarily due to a gain of $19.1 million in 2007, related to certain derivatives instruments associated with our ship construction firm commitments denominated in euros that did not qualify for hedge accounting treatment which did not recur in 2008. The effect of this gain was partially offset by a $7.0 million in foreign currency exchange gains in 2008.
Net Yields
     Net Yields increased 3.8% in 2008 compared to the same period in 2007 primarily due to increases in ticket prices as mentioned above. Occupancy in 2008 was 104.2% compared to 104.9% in 2007.

Net Cruise Costs
     Net Cruise Costs increased 12.2% in 2008 compared to 2007 due to the 7.1% increase in capacity mentioned above and a 4.8% increase in Net Cruise Costs per APCD. As mentioned above, the increase in Net Cruise Costs per APCD was primarily driven by increases in fuel expenses, and to a lesser extent, payroll and related expenses. Fuel expenses represented 4.4 percentage points of the overall increase in Net Cruise Costs per APCD.
Recently Adopted, and Future Application of, Accounting Standards
Refer to Note 2. Summary of Significant Accounting Policies to our financial statements for further information on Recently Adopted Accounting Standards and Future Application of Accounting Standards.
Liquidity and Capital Resources
Sources and Uses of Cash
     Cash flow generated from operations provides us with a significant source of liquidity. Net cash provided by operating activities was $761.4 million for the first six months of 2008 compared to $823.1 million for the same period in 2007. This decrease was primarily a result of timing of receipts on our customer deposits and timing of payments on our accrued expenses and other liabilities. The decrease was partially offset by the timing of collection on our trade accounts receivable and the timing of payments on our prepaid expenses and other assets.
     Net cash used in investing activities was $1.1 billion for the first six months of 2008 compared to $1.0 billion for the same period in 2007. The increase was primarily due to an increase in capital expenditures of approximately $237.4 million primarily due to the increase in number of ships under construction, partially offset by an increase in settlements of approximately $208.8 million on our foreign currency forward contracts.
     Net cash provided by financing activities was $482.3 million in the first six months of 2008 compared to $325.7 million for the same period in 2007. The change was primarily due to a decrease in repayments of debt of approximately $1.0 billion, partially offset by a decrease in debt proceeds of approximately $799.7 million during the first six months in 2008 compared to the same period in 2007. During the first six months of 2008, we drew $565.0 million on our unsecured revolving credit facility. We made debt repayments on various loan facilities and capital leases, including a payment of approximately $150.0 million to retire our 6.75% senior notes due March 2008. In addition, we made approximately $245.0 million in payments towards our unsecured revolving credit facility. During the first six months of 2008, we received $3.4 million in connection with the exercise of common stock options and paid cash dividends pertaining to the fourth quarter of 2007 and the first and second quarters of 2008 on our common stock of $96.0 million. Net Debt-to-Capital increased to 45.9% as of June 30, 2008 compared to 44.7% as of December 31, 2007.
     Interest capitalized during the first six months of 2008 increased to $23.4 million from $19.1 million for the same period in 2007 due to a higher average level of investment in ships under construction.
Future Capital Commitments
     Our future capital commitments consist primarily of new ship orders. As of June 30, 2008, we had two ships of a new Oasis-class designated for Royal Caribbean International and five Solstice-class ships, designated for Celebrity Cruises, on order for an aggregate additional capacity of approximately 25,050 berths. The aggregate cost of the seven ships is approximately $7.2 billion, of which we have deposited $522.2 million as of June 30, 2008. Approximately 15.0% of the aggregate cost of ships was exposed to fluctuations in the euro exchange rate at June 30, 2008.
     As of June 30, 2008, we anticipated overall capital expenditures, including the seven ships on order, will be approximately $1.9 billion for 2008, $2.0 billion for 2009, $2.2 billion for 2010, $1.0 billion for 2011 and $1.0 billion for 2012.
Contractual Obligations and Off-Balance Sheet Arrangements
     As of June 30, 2008, our contractual obligations were as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Long-term debt obligations(1)	$6,318,860	$426,543	$1,549,538	$1,412,760	$2,930,019
Capital lease obligations(1)	53,099	4,211	7,058	3,664	38,166
Operating lease obligations(2)(3)	536,961	62,178	114,811	314,921	45,051
Ship purchase obligations(4)	6,023,173	801,200	3,738,675	1,483,298	—
Other(5)	592,501	92,910	136,013	134,399	229,179

Total	$13,524,594	$1,387,042	$5,546,095	$3,349,042	$3,242,415

(1)	Amounts exclude interest.

(2)	We are obligated under noncancelable operating leases primarily for a ship, offices, warehouses and motor vehicles.

(3)	Under the Brilliance of the Seas lease agreement, we may be required to make a termination payment of approximately £126.0 million, or approximately $251.2 million based on the exchange rate at June 30, 2008, if the lease is canceled in 2012. This amount is included in the 3-5 years column.

(4)	Amounts represent contractual obligations with initial terms in excess of one year.

(5)	Amounts represent future commitments with remaining terms in excess of one year to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts.
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
Funding Sources
     As of June 30, 2008, our liquidity was $1.3 billion consisting of approximately $0.4 billion in cash and cash equivalents and $0.9 billion available under our unsecured revolving credit facility. During April 2008, we exercised our option to enter into committed financing for approximately 80% of the contract price of Celebrity Solstice which is expected to enter service in November 2008. We also have either financing commitments or government guarantee commitments for financing for a portion of the contract price of each of our other newbuild orders. We must elect to use these commitments within certain time frames and they are each subject to customary funding conditions.
     We have contractual obligations of approximately $1.4 billion due during the twelve-month period ending June 30, 2009. We believe these contractual obligations could be funded through a combination of cash flows from operations, drawdowns under our available unsecured revolving credit facility, the incurrence of additional indebtedness (including indebtedness under the above described commitments), and the sales of equity or debt securities in private or public securities markets. We believe our existing unsecured revolving credit facility, cash flows from operations, our ability to obtain new borrowings and/or raise new capital or a combination of these sources will be sufficient to fund operations, debt payment requirements, capital expenditures and other commitments over the next twelve-month period. However, there can be no assurances that these sources of cash will be available in accordance with our expectations. In April 2008, Standard and Poor’s lowered our credit rating from BBB- with a negative outlook to BB+ with a stable outlook. The lowering of our credit rating will increase our interest expense under certain of our existing credit facilities and could impact adversely the costs, terms and/or accessibility of any new financing. We do not believe that any of the foregoing will have a material impact on our results of operations.
     As of June 30, 2008, we had a working capital deficit of $1.5 billion which was comparable to our working capital deficit of $1.3 billion as of December 31, 2007. Our June 30, 2008 deficit included $1.4 billion of customer deposits received on sales of cruises collected in advance of sailing and initially recorded as customer deposit liabilities on our balance sheet. Substantially all customer deposits represent deferred revenue rather than an actual current cash liability. We generate substantial cash flows from operations and we believe we have the financial liquidity and flexibility to finance and/or refinance our obligations. This business model allows us to maintain this working capital deficit and still meet our operating, investing and financing needs. We expect that we will continue to have working capital deficits in the future.
     Our financing agreements contain covenants that require us, among other things, to maintain minimum net worth, fixed charge coverage ratio and limit our Net Debt-to-Capital ratio. We were in compliance with all covenants as of June 30, 2008.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     As reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, in February 2008 a notice was filed to arbitrate a class action claim alleging that Celebrity Cruises improperly requires its cabin stewards to share guest gratuities with assistant cabin stewards. The claim seeks payment of damages, including penalty wages under the U.S. Seaman’s Wage Act. Arbitration is currently pending. We are not able at this time to estimate the impact of this proceeding.
     As reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, judgment was entered in February 2008 in favor of Celebrity Cruises in its case in New York federal court against Pentair Water Treatment (OH) Company (formerly known as Essef Corporation) for claims stemming from a 1994 outbreak of Legionnaires’ disease on one of Celebrity Cruises’ ships. Both parties filed notices to appeal the judgment. In July 2008, the parties settled the case. Pursuant to the terms of the settlement agreement, we will be paid, net of costs and payment to insurers, approximately $18.0 million. This award will be recognized in our consolidated financial statements in the third quarter of 2008.
     As reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, a purported class action was filed in March 2008 against us, Celebrity Cruises and a related party, Celebrity Catering Services, in the United States District Court, Southern District of Florida alleging that we improperly deducted amounts from the gratuities paid to our shipboard servers, waiters, bar tenders and other personnel in our bar and restaurant departments. The suit also alleged that such persons were not properly compensated for their hours worked. The suit sought payment of damages, including penalty wages under the U.S. Seaman’s Wage Act. The suit was dismissed in June 2008 and ordered to arbitration in accordance with the terms of the applicable collective bargaining agreement. We are not able at this time to estimate the impact of this proceeding.
     As reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, in April 2008, five consolidated purported class actions were voluntarily dismissed by the plaintiffs in the United States District Court for the Southern District of Florida. The actions, which had been filed in February and March 2008, allege that we, other cruise lines and a trade association violated Federal anti-trust laws or state deceptive and unfair trade practices laws by conspiring to fix the prices of the fuel supplements announced by the various cruise lines or misleading consumers as to the relationship between each cruise line’s fuel costs and the fuel supplements it is charging its customers.
     In April 2008, a purported class action was filed against us, Celebrity Cruises and a related party, Celebrity Catering Services, in the United States District Court, Southern District of Florida, alleging that we underpaid wages and overtime pay for our shipboard personnel. The suit also alleged that the parties improperly deducted amounts from the gratuities paid to certain of our shipboard restaurant personnel. The suit sought payment of damages, including penalty wages under the U.S. Seaman’s Wage Act. In June 2008, the court dismissed the case and ordered the parties to arbitration in accordance with the terms of the applicable collective bargaining agreements. We are not able to estimate the impact of this proceeding.
     In June 2008, a purported class action arbitration claim was made against us alleging that we required shipboard personnel on our Royal Caribbean International brand to pay for their own employment commencement expenses in violation of our collective bargaining agreement. We are not able at this time to estimate the impact of this proceeding
     We are routinely involved in other claims typical within the cruise vacation industry. The majority of these claims are covered by insurance. We believe the outcome of such claims, net of expected recoveries, will not have a material adverse impact on our financial condition or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
     On May 13, 2008, Royal Caribbean Cruises Ltd. held its annual meeting of shareholders. The shareholders voted on (1) the election of four directors to terms ending in 2011, (2) the proposal to approve the Royal Caribbean Cruises Ltd. 2008 Equity Incentive Plan, (3) the proposal to ratify the appointment of PricewaterhouseCoopers LLC as the independent registered certified public accounting firm for 2008 and (4) a shareholder proposal set forth in the proxy statement.
     The nominees for directors were elected based on the following votes:

Nominee	Votes For	Votes Withheld
Laura D.B. Laviada	182,030,129	889,062
Eyal Ofer	181,070,045	1,849,146
William K. Reilly	179,932,469	2,986,723
Arne Alexander Wilhelmsen	179,204,245	3,714,947
     The proposal to approve the Royal Caribbean Cruises Ltd. 2008 Equity Incentive Plan received the following votes:

157,093,633	Votes for approval
17,137,484	Votes against
58,436	Abstentions
8,629,639	Broker non-votes
     The proposal to ratify the appointment of PricewaterhouseCoopers LLP as the independent registered certified public accounting firm for 2008 received the following votes:

182,801,366	Votes for approval
70,735	Votes against
47,090	Abstentions
0	Broker non-votes
     The shareholder proposal set forth in the proxy statement received the following votes:

44,213,871	Votes for approval
129,716,664	Votes against
357,897	Abstentions
8,630,760	Broker non-votes

Item 6. Exhibits

10.1	Royal Caribbean Cruises Ltd. 2008 Equity Incentive Plan.

31	Certifications required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934.

32	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL CARIBBEAN CRUISES LTD. (Registrant)
/s/ BRIAN J. RICE
Brian J. Rice
Date: July 25, 2008	Executive Vice President and Chief Financial Officer (Principal Financial Officer)