Form 10-Q
period 2008-09-30
ROYAL CARIBBEAN CRUISES LTD
filed 2008-10-29
CIK 884887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

There were 213,560,804 shares of common stock outstanding as of October 15, 2008.

ROYAL CARIBBEAN CRUISES LTD.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Quarter Ended September 30,
	2008	2007
Passenger ticket revenues	$1,498,221	$1,423,179
Onboard and other revenues	565,168	530,413

Total revenues	2,063,389	1,953,592

Cruise operating expenses:
Commissions, transportation and other	375,638	356,471
Onboard and other	168,145	148,218
Payroll and related	170,269	153,106
Food	90,432	87,062
Fuel	207,274	140,655
Other operating	263,903	263,732

Total cruise operating expenses	1,275,661	1,149,244
Marketing, selling and administrative expenses	191,115	199,169
Depreciation and amortization expenses	134,706	122,345

Operating Income	461,907	482,834

Other income (expense):
Interest income	5,620	5,704
Interest expense, net of interest capitalized	(80,560)	(85,270)
Other income (expense)	24,920	(8,268)

	(50,020)	(87,834)

Net Income	$411,887	$395,000

Earnings per Share:
Basic	$1.93	$1.85

Diluted	$1.92	$1.84

Weighted-Average Shares Outstanding:
Basic	213,524	213,039

Diluted	214,172	214,295

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Nine Months Ended September 30,
	2008	2007
Passenger ticket revenues	$3,676,201	$3,360,586
Onboard and other revenues	1,400,047	1,297,459

Total revenues	5,076,248	4,658,045

Cruise operating expenses:
Commissions, transportation and other	918,313	844,784
Onboard and other	363,980	316,792
Payroll and related	487,851	432,686
Food	255,530	236,044
Fuel	539,807	384,070
Other operating	763,365	741,736

Total cruise operating expenses	3,328,846	2,956,112
Marketing, selling and administrative expenses	592,604	578,547
Depreciation and amortization expenses	386,373	360,021

Operating Income	768,425	763,365

Other income (expense):
Interest income	11,143	16,655
Interest expense, net of interest capitalized	(239,594)	(251,266)
Other income	32,269	3,821

	(196,182)	(230,790)

Net Income	$572,243	$532,575

Earnings per Share:
Basic	$2.68	$2.50

Diluted	$2.67	$2.49

Weighted-Average Shares Outstanding:
Basic	213,445	212,667

Diluted	214,334	214,170

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of
	September 30, 2008	December 31, 2007
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$301,963	$230,784
Trade and other receivables, net	324,131	313,640
Inventories	114,290	96,813
Prepaid expenses and other assets	146,841	137,662
Derivative financial instruments	158,629	213,892

Total current assets	1,045,854	992,791
Property and equipment, net	13,143,055	12,253,784
Goodwill	782,183	797,791
Other assets	799,594	937,915

	$15,770,686	$14,982,281

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$430,861	$351,725
Accounts payable	222,631	222,895
Accrued interest	138,132	132,450
Accrued expenses and other liabilities	451,922	401,224
Customer deposits	1,158,151	1,084,359
Hedged firm commitments	139,635	146,642

Total current liabilities	2,541,332	2,339,295
Long-term debt	5,597,943	5,346,547
Other long-term liabilities	611,100	539,096

Commitments and contingencies (Note 5)

Shareholders’ equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 223,870,166 and 223,509,136 shares issued, September 30, 2008 and December 31, 2007, respectively)	2,239	2,235
Paid-in capital	2,947,528	2,942,935
Retained earnings	4,591,052	4,114,877
Accumulated other comprehensive (loss) income	(96,288)	120,955
Treasury stock (11,066,615 and 11,026,271 common shares at cost, September 30, 2008 and December 31, 2007, respectively)	(424,220)	(423,659)

Total shareholders’ equity	7,020,311	6,757,343

	$15,770,686	$14,982,281

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2008	2007
Operating Activities
Net income	$572,243	$532,575
Adjustments:
Depreciation and amortization	386,373	360,021
Changes in operating assets and liabilities:
Increase in trade and other receivables, net	(16,835)	(146,569)
Increase in inventories	(18,528)	(11,532)
Increase in prepaid expenses and other assets	(9,165)	(60,020)
Decrease in accounts payable	(1,652)	(4,730)
Increase in accrued interest	5,682	86,636
Increase in accrued expenses and other liabilities	61,648	126,235
Increase in customer deposits	73,404	273,372
Other, net	(8,406)	4,065

Net cash provided by operating activities	1,044,764	1,160,053

Investing Activities
Purchases of property and equipment	(1,413,347)	(1,225,065)
Cash received on settlement of derivative financial instruments	256,338	49,782
Loans and equity contributions to unconsolidated affiliates	(41,429)	—
Other, net	(11,317)	(6,749)

Net cash used in investing activities	(1,209,755)	(1,182,032)

Financing Activities
Debt proceeds	1,143,682	1,904,979
Debt issuance costs	(13,400)	(10,134)
Repayments of debt	(762,826)	(1,515,101)
Dividends paid	(128,045)	(66,339)
Proceeds from exercise of common stock options	3,656	16,932
Other, net	(4,318)	(1,818)

Net cash provided by financing activities	238,749	328,519

Effect of exchange rate changes on cash	(2,579)	846

Net increase in cash and cash equivalents	71,179	307,386

Cash and cash equivalents at beginning of period	230,784	104,520

Cash and cash equivalents at end of period	$301,963	$411,906

Supplemental Disclosure
Cash paid during the period for:
Interest, net of amount capitalized	$226,172	$190,995

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As used in this quarterly report on Form 10-Q, the terms “Royal Caribbean,” the “Company,” “we,” “our” and “us” refer to Royal Caribbean Cruises Ltd. and the terms “Royal Caribbean International,” “Celebrity Cruises,” “Pullmantur,” “Azamara Cruises” and “CDF Croisières de France” refer to our cruise brands. In accordance with cruise vacation industry practice, the term “berths” is determined based on double occupancy per cabin even though many cabins can accommodate three or more passengers. This report should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2007.

Note 1. General

Description of Business

We are a global cruise company. We own five cruise brands, Royal Caribbean International, Celebrity Cruises, Pullmantur, Azamara Cruises, and CDF Croisières de France. In addition, we have a 50% investment in a joint venture with TUI Travel PLC, formerly First Choice Holidays PLC, which operates the brand Island Cruises. In October 2008, we announced our agreement to sell our 50% investment in Island Cruises to TUI Travel PLC. (See Note 10. Subsequent Events.) We also have a 50% investment in a joint venture with TUI AG which will operate the brand TUI Cruises. Celebrity Galaxy, a 1,850-berth ship currently part of Celebrity Cruises, will be sold to TUI Cruises to serve as its first ship and will sail under a new name beginning in May 2009.

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

SFAS 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

1.	Level 1 Inputs—Quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access.

2.	Level 2 Inputs—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

3.	Level 3 Inputs—Inputs that are unobservable for the asset or liability.

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

Future Application of Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS 141R”). SFAS 141R requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction whether full or partial acquisition, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, requires expensing of most transaction and restructuring costs, and requires the acquirer to disclose all information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141R applies to all transactions or other events in which an entity obtains control of one or more businesses, including combinations achieved without transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning after December 15, 2008. Currently, the adoption of SFAS 141R is not expected to have a significant impact on our financial position, results of operations or cash flows. The impact on future acquisitions by the Company will depend largely on the nature and terms of such future acquisitions, if any.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51,” (“SFAS 160”). SFAS 160 requires reporting entities to present noncontrolling (minority) interests as equity as opposed to as a liability or mezzanine equity and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS 160 is effective the first fiscal year beginning after December 15, 2008, and interim periods within that fiscal year. SFAS 160 applies prospectively as of the beginning of the fiscal year SFAS 160 is initially applied, except for the presentation and disclosure requirements which are applied retrospectively for all periods presented subsequent to adoption. The adoption of SFAS 160 will not have a material impact on our consolidated financial statements.

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

Reclassifications

Reclassifications have been made to prior year amounts to conform to the current year presentation.

Note 3. Earnings Per Share

A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income for basic and diluted earnings per share	$411,887	$395,000	$572,243	$532,575
Weighted-average common shares outstanding	213,524	213,039	213,445	212,667
Dilutive effect of stock options and restricted stock awards	648	1,256	889	1,503

Diluted weighted-average shares outstanding	214,172	214,295	214,334	214,170

Basic earnings per share	$1.93	$1.85	$2.68	$2.50
Diluted earnings per share	$1.92	$1.84	$2.67	$2.49

Diluted earnings per share did not include options to purchase 5.7 million and 3.5 million shares for the third quarters of 2008 and 2007, respectively, and 4.2 million and 2.9 million shares for the first nine months of 2008 and 2007, respectively, because the effect of including them would have been antidilutive.

Note 4. Long-Term Debt

In April 2008, we drew in full the $530.0 million available under an unsecured term loan due through 2015. The loan currently bears interest at LIBOR plus a weighted average margin of 1.01%; the rate was approximately 3.72% at September 30, 2008. The proceeds were used towards the purchase of Independence of the Seas, which was delivered in April 2008.

In August 2008, we entered into a U.S. dollar unsecured term loan due through 2020 in an amount not to exceed the U.S. dollar equivalent of €412.0 million. In October 2008, we drew $519.1 million, the full amount available under this unsecured term loan. The loan bears interest at LIBOR plus 0.45%; the rate is currently 4.28%. The proceeds were used towards the purchase of Celebrity Solstice, which was delivered in October 2008.

Our debt agreements contain covenants that require us, among other things, to maintain minimum net worth and fixed charge coverage ratio and limit our Net Debt-to-Capital ratio. We are in compliance with all covenants as of September 30, 2008.

Note 5. Commitments and Contingencies

Capital Expenditures. As of September 30, 2008, the expected dates our ships on order will enter service and their planned berths are as follows:

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

The anticipated aggregate cost of these ships is approximately $7.2 billion, of which we have deposited $521.5 million as of September 30, 2008. Approximately 14.1% of the aggregate cost was exposed to fluctuations in the euro exchange rate at September 30, 2008. As of September 30, 2008, we anticipated overall capital expenditures, including the seven ships on order, will be approximately $2.1 billion for 2008, $2.1 billion for 2009, $2.2 billion for 2010, $1.0 billion for 2011 and $1.0 billion for 2012.

Litigation. A purported class action lawsuit that had been filed in April 2005 in the United States District Court for the Southern District of Florida alleging that Celebrity Cruises improperly requires its cabin stewards to share guest gratuities with assistant cabin stewards was dismissed in March 2006 on the basis that it should be arbitrated pursuant to the arbitration provision in Celebrity’s collective bargaining agreement. The suit sought payment of damages, including penalty wages under the U.S. Seaman’s Wage Act. In June 2007, the dismissal was affirmed by the United States 11th Circuit Court of Appeals and plaintiff’s petition requesting that the United States Supreme Court grant certiorari jurisdiction over the action was subsequently denied. In February 2008, Plaintiff submitted a notice to arbitrate the claim pursuant to Celebrity Cruises, Inc.’s collective bargaining agreement. In September 2008, following a procedural arbitration hearing, the arbitrator rejected plaintiff’s request to bring the claim as a class action but held that plaintiff’s individual claim could proceed. We do not believe that this matter will have a material adverse impact on our financial condition or results of operations.

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

In July 2008, we settled our pending case against Pentair Water Treatment (OH) Company (formerly known as Essef Corporation) for claims stemming from a 1994 outbreak of Legionnaires’ disease on one of Celebrity Cruises’ ships. Pursuant to the terms of the settlement agreement, we were paid, net of costs and payment to insurers, approximately $17.6 million. This award was recognized in our consolidated financial statements in the third quarter of 2008 within other income.

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

In October 2008, we were named as a defendant in a purported class action filed in the United States District Court, Western District of Washington against Park West Galleries, Inc. (“Park West”), Fine Art Sales, Inc., HSBC Bank Nevada, NA, HSBC Finance Corporation, Holland America Line Inc., Holland America Line – USA Inc. and other unnamed parties on behalf of purchasers of artwork from Park West. The suit alleges that Park West sold art pieces that Park West falsely claimed were authored by certain artists. The suit seeks damages and equitable relief on behalf of the class members and alleges claims for violation of the Racketeer Influenced and Corrupt Organizations Act (RICO), breach of contract, statutory fraud and other similar claims. Park West has a concession to sell artwork onboard Royal Caribbean International and Celebrity Cruises ships. Although this matter is in the early stages of litigation, we do not at this time believe that this matter will have a material adverse impact on our financial condition or results of operations.

We are routinely involved in other claims typical within the cruise vacation industry. The majority of these claims are covered by insurance. We believe the outcome of such claims, net of expected recoveries, will not have a material adverse impact on our financial condition or results of operations.

Other. Under the Brilliance of the Seas operating lease, we have agreed to indemnify the lessor to the extent its after-tax return is negatively impacted by unfavorable changes in corporate tax rates, capital allowance deductions and certain unfavorable determinations which may be made by United Kingdom tax authorities. These indemnifications could result in an increase in our lease payments. We are unable to estimate the maximum potential increase in our lease payments due to the various circumstances, timing or a combination of events that could trigger such indemnifications. We have been advised by the lessor that the United

Kingdom tax authorities are disputing the lessor’s accounting treatment of the lease and that the parties are in discussions on the matter. If the characterization of the lease is ultimately determined to be incorrect, we could be required to indemnify the lessor under certain circumstances. The lessor has advised us that they believe their characterization of the lease is correct. Based on the foregoing and our review of available information, we do not believe an indemnification is probable. However, if the lessor loses its dispute and we are required to indemnify the lessor, we cannot at this time predict the impact that such an occurrence would have on our financial condition and results of operations.

Some of the contracts that we enter into include indemnification provisions that obligate us to make payments to the counterparty if certain events occur. These contingencies generally relate to changes in taxes, increased lender capital costs and other similar costs. The indemnification clauses are often standard contractual terms and are entered into in the normal course of business. There are no stated or notional amounts included in the indemnification clauses and we are not able to estimate the maximum potential amount of future payments, if any, under these indemnification clauses. We have not been required to make any payments under such indemnification clauses in the past and, under current circumstances, we do not believe an indemnification obligation is probable.

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

Note 6. Shareholders’ Equity

We declared cash dividends on our common stock of $0.15 per share during each of the first three quarters of 2008 and 2007.

Note 7. Comprehensive Income (Loss)

Comprehensive income includes net income, foreign currency translation adjustments and changes in the fair value of derivative instruments that qualify as cash flow hedges. The cumulative changes in fair value of the derivatives are deferred and recorded as a component of accumulated other comprehensive income until the hedged transactions are realized and recognized in earnings.

Comprehensive income was as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$411,887	$395,000	$572,243	$532,575
Changes related to cash flow derivative hedges	(398,464)	57,172	(200,312)	94,941
Foreign currency translation adjustments	(12,867)	4,474	(16,931)	1,453

Total comprehensive income (loss)	$556	$456,646	$355,000	$628,969

Note 8. Fair Value Measurements

Assets that are recorded at fair value have been categorized based upon the fair value hierarchy described in Note 2. Summary of Significant Accounting Policies.

The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis as of September 30, 2008 (in thousands):

		Fair Value Measurements at September 30, 2008 Using
Description	Total	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments[1]	$298,988	$—	$298,988	$—
Investments[2]	20,581	20,581	—	—

Total Assets	$319,569	$20,581	$298,988	$—

Liabilities:
Derivative financial instruments[3]	$203,382	$—	$203,382	$—

Total Liabilities	$203,882	$—	$203,382	$—

1 - Consists of foreign currency forward contracts and interest rate, cross currency and fuel swaps.

2 - Consists of exchange-traded equity securities and mutual funds.

3 - Consists of interest rate and fuel swaps and foreign currency forward contracts.

Note 9. Restructuring Initiatives

During the third quarter of 2008, we implemented a costs savings initiative in response to the reduction in our profitability caused primarily by the increase in fuel prices. As part of this initiative, we eliminated approximately 400 shore-side positions. In addition, we discontinued some non-core operations, including The Scholar Ship. The elimination of the shore-side positions and the discontinuation of non-core operations were concluded during the third quarter of 2008. As a result of this initiative, we incurred charges of approximately $14.3 million, or $0.07 per share in the third quarter of 2008, comprised of $9.0 million related to termination benefits and $5.3 million related to contract termination costs.

Expenses related to termination benefits were included in marketing, selling and administrative expenses and contract termination costs were included in other operating expenses in the consolidated statements of operations.

The following table summarizes the status of the liabilities from the cost savings initiative (in thousands):

	Beginning Balance July 1, 2008	Accruals	Payments	Ending Balance September 30, 2008	Cumulative Charges Incurred
Termination benefits	$—	$9,039	$3,375	$5,664	$9,039
Contract termination costs[1]	$—	5,291	860	4,431	5,291
Total	$—	$14,330	$4,235	$10,095	$14,330

1 - In October 2008, the remaining contract termination costs were paid in full.

Note 10. Subsequent Events

In October 2008, we announced our agreement to sell our 50% investment in Island Cruises to TUI Travel PLC, the other 50% owner in the joint venture. The transaction is expected to close in November 2008. We will receive proceeds of $51.4 million and anticipate a gain of approximately $1.0 million on the transaction. As part of the transaction, we agreed to an early termination of the charter of Island Star to Island Cruises. We anticipate the return of Island Star in April 2009 and intend to redeploy the ship to Pullmantur at that time.

In October 2008, in order to have funds on hand for possible working capital and anticipated capital expenditure needs and in response to the current instability and reduced liquidity in the global credit markets, we increased our outstanding balance under our unsecured revolving credit facility by $460.0 million for a total outstanding balance of $600.0 million. We are currently paying interest on borrowings outstanding under our revolving credit facility at a weighted-average rate of 4.51% and the unused portion of these funds has been invested in government securities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Concerning Factors That May Affect Future Results

Certain statements under this caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this document constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “goal”, “intend”, “may”, “plan”, “project”, “seek”, “should”, “will”, and similar expressions are intended to help identify these forward-looking statements. Forward-looking statements do not guarantee future performance and may involve risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to the following:

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

•	the impact of a prolonged economic downturn on the demand for cruises,

•	the impact of disruptions in the global financial markets on our ability to obtain financing and on the ability of our counterparties and others to perform their obligations to us,

•	changes in our stock price or principal shareholders,

•	the impact of changes in operating and financing costs, including changes in foreign currency, interest rates, fuel, food, payroll, insurance and security costs,

•	the unavailability of ports of call,

•	weather.

The above examples are not exhaustive and new risks emerge from time to time. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a further discussion of risk factors related to our business, see Part I, Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2007 and Part II, Item 1A. Risk Factors in this Form 10-Q.

Terminology

Our revenues are seasonal based on demand for cruises. Demand is strongest for cruises during the Northern Hemisphere summer months and holidays.

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

Other operating expenses consist primarily of operating costs such as repairs and maintenance, port costs that do not vary with passenger head counts, vessel operating lease costs, costs associated with Pullmantur’s land-based tours, vessel related insurance and entertainment.

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

Executive Overview

The overall weakness in the U.S. and other world economies, particularly the turmoil in the credit and capital markets, has created a challenging environment for the cruise industry. These conditions have impacted consumer confidence and placed considerable negative pressure on discretionary consumer spending, particularly in recent weeks. As a result, new bookings – especially for further out sailings – slowed considerably during the month of September.

It is still too early to gauge any discernable trend as to the possible length, breadth or severity of the economic downturn. If it continues for an extended period of time or worsens, we could experience a prolonged period of booking slowdowns or depressed cruise prices. This could adversely impact our business, financial condition and results of operations.

Our business model has historically proven resilient during tough times, and we are taking proactive steps to address the current challenges. Although we feel it is premature to respond to the current economic situation in a systematic manner, we are using price discounting in a measured way as a tool to attract close in bookings. We are also continuing our focus on cost improvement, and the general and administrative cost cutting initiatives announced on July 21, 2008 are on track to produce the anticipated savings. In addition, we are encouraged by the current drop in fuel prices which, if they remain at current levels, would equate to significant savings to us. Moreover, our current liquidity is good, including our available borrowing capacity, and we have financing guarantees and/or financing commitments available for all of our vessels on order.

Although the operating environment has changed in recent weeks, we had strong third quarter 2008 earnings. Total third quarter revenues increased 5.6% to $2.1 billion from total revenues of $2.0 billion for the same period in 2007 primarily due to a 4.1% increase in capacity and a 1.4% increase in Gross Yields. Net Yields increased by approximately 0.7% compared to the same period in 2007. The increase in Net Yields was primarily due to an increase in ticket prices and, to a lesser extent, an increase in onboard and other revenues. The increase in total revenues was partially offset by an increase in expenses primarily due to the increase in fuel and onboard and other expenses. In addition, we recorded a one-time litigation gain of approximately $17.6 million related to the settlement of our pending case against Pentair Water Treatment (OH) Company (formerly known as Essef Corporation). As a result, our net income was $411.9 million or $1.92 per share on a diluted basis for the third quarter of 2008 compared to $395.0 million or $1.84 per share on a diluted basis for the third quarter of 2007.

Highlights for the third quarter of 2008 include:

•	Total revenues increased 5.6% to $2.1 billion from total revenues of $2.0 billion for the same period in 2007. Net Yields increased by approximately 0.7% compared to the same period in 2007.

•	Net Cruise Costs per APCD increased by approximately 5.0% compared to the same period in 2007.

•	Fuel expenses per APCD, net of the financial impact of fuel swap agreements, increased 41.5% per APCD as compared to the same period in 2007.

•

Our Debt-to-Capital ratio was 46.2% as of September 30, 2008 compared to 45.7% as of December 31, 2007. Our Net Debt-to-Capital ratio was 44.9% as of September 30, 2008 compared to 44.7% as of December 31, 2007.

•

In connection with the purchase of Celebrity Solstice in October 2008, we borrowed $519.1 million under an unsecured term loan due through 2020. The loan bears interest at LIBOR plus 0.45%; the rate is currently 4.28%.

•

In July 2008, we implemented a cost savings initiative expected to save approximately $125.0 million annually. As part of this initiative, we eliminated approximately 400 shore-side positions. In addition, we discontinued some non-core operations, including The Scholar Ship. As a result of this initiative, we incurred charges of approximately $14.3 million, or $0.07 per share.

•

In July 2008, we settled our pending case against Pentair Water Treatment (OH) Company (formerly known as Essef Corporation). Pursuant to the terms of the settlement agreement, we were paid, net of costs and payments to insurers, approximately $17.6 million which we recognized during the third quarter.

Operating results for the quarter and nine months ended September 30, 2008 compared to the same periods in 2007 are shown in the following table (in thousands, except per share data):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
		% of Total Revenues		% of Total Revenues		% of Total Revenues		% of Total Revenues
Passenger ticket revenues	$1,498,221	72.6%	$1,423,179	72.8%	$3,676,201	72.4%	$3,360,586	72.1%
Onboard and other revenues	565,168	27.4%	530,413	27.2%	1,400,047	27.6%	1,297,459	27.9%

Total revenues	2,063,389	100%	1,953,592	100%	5,076,248	100%	4,658,045	100%

Cruise operating expenses:
Commissions, transportation and other	375,638	18.2%	356,471	18.2%	918,313	18.1%	844,784	18.1%
Onboard and other	168,145	8.1%	148,218	7.6%	363,980	7.2%	316,792	6.8%
Payroll and related	170,269	8.3%	153,106	7.8%	487,851	9.6%	432,686	9.3%
Food	90,432	4.4%	87,062	4.5%	255,530	5.0%	236,044	5.1%
Fuel	207,274	10.0%	140,655	7.2%	539,807	10.6%	384,070	8.2%
Other operating	263,903	12.8%	263,732	13.5%	763,365	15.0%	741,736	15.9%

Total cruise operating expenses	1,275,661	61.8%	1,149,244	58.8%	3,328,846	65.6%	2,956,112	63.5%
Marketing, selling and administrative expenses	191,115	9.3%	199,169	10.2%	592,604	11.7%	578,547	12.4%
Depreciation and amortization expenses	134,706	6.5%	122,345	6.3%	386,373	7.6%	360,021	7.7%

Operating Income	461,907	22.4%	482,834	24.7%	768,425	15.1%	763,365	16.4%

Other income (expense):
Interest income	5,620	0.3%	5,704	0.3%	11,143	0.2%	16,655	0.4%
Interest expense, net of interest capitalized	(80,560)	(3.9)%	(85,270)	(4.4)%	(239,594)	(4.7)%	(251,266)	(5.4)%
Other income (expense)	24,920	1.2%	(8,268)	(0.4)%	32,269	0.6%	3,821	0.1%

	(50,020)	(2.4)%	(87,834)	(4.5)%	(196,182)	(3.9)%	(230,790)	(5.0)%

Net Income	411,887	20.0%	395,000	20.2%	572,243	11.3%	532,575	11.4%

Diluted EPS	$1.92		$1.84		$2.67		$2.49

Selected historical statistical information is shown in the following table:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Passengers Carried	1,072,358	1,054,422	3,093,748	2,932,981
Passenger Cruise Days	7,487,096	7,277,757	20,719,165	19,711,739
APCD	6,945,217	6,668,881	19,640,167	18,526,888
Occupancy	107.8%	109.1%	105.5%	106.4%

Gross Yields and Net Yields were calculated as follows (in thousands, except APCD and Yields):

	Quarter Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
Passenger ticket revenues	$1,498,221	$1,423,179	5.3%	$3,676,201	$3,360,586	9.4%
Onboard and other revenues	565,168	530,413	6.6%	1,400,047	1,297,459	7.9%

Total revenues	2,063,389	1,953,592	5.6%	5,076,248	4,658,045	9.0%

Less:
Commissions, transportation and other	375,638	356,471	5.4%	918,313	844,784	8.7%
Onboard and other	168,145	148,218	13.4%	363,980	316,792	14.9%

Net revenues	$1,519,606	$1,448,903	4.9%	$3,793,955	$3,496,469	8.5%

APCD	6,945,217	6,668,881	4.1%	19,640,167	18,526,888	6.0%
Gross Yields	$297.09	$292.94	1.4%	$258.46	$251.42	2.8%
Net Yields	$218.80	$217.26	0.7%	$193.17	$188.72	2.4%

Gross Cruise Costs and Net Cruise Costs were calculated as follows (in thousands, except APCD and costs per APCD):

	Quarter Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
Total cruise operating expenses	$1,275,661	$1,149,244	11.0%	$3,328,846	$2,956,112	12.6%
Marketing, selling and administrative expenses	191,115	199,169	(4.0)%	592,604	578,547	2.4%

Gross Cruise Costs	1,466,776	1,348,413	8.8%	3,921,450	3,534,659	10.9%

Less:
Commissions, transportation and other	375,638	356,471	5.4%	918,313	844,784	8.7%
Onboard and other	168,145	148,218	13.4%	363,980	316,792	14.9%

Net Cruise Costs	$922,993	$843,724	9.4%	$2,639,157	$2,373,083	11.2%

APCD	6,945,217	6,668,881	4.1%	19,640,167	18,526,888	6.0%
Gross Cruise Costs per APCD	$211.19	$202.19	4.4%	$199.66	$190.79	4.7%
Net Cruise Costs per APCD	$132.90	$126.52	5.0%	$134.38	$128.09	4.9%

Net Debt-to-Capital was calculated as follows (in thousands):

	As of
	September 30, 2008	December 31, 2007
Long-term debt, net of current portion	$5,597,943	$5,346,547
Current portion of long-term debt	430,861	351,725

Total debt	6,028,804	5,698,272
Less: Cash and cash equivalents	301,963	230,784

Net Debt	$5,726,841	$5,467,488

Total shareholders’ equity	$7,020,311	$6,757,343
Total debt	6,028,804	5,698,272

Total debt and shareholders’ equity	13,049,115	12,455,615

Debt-to-Capital	46.2%	45.7%
Net Debt	5,726,841	5,467,488

Net Debt and shareholders’ equity	$12,747,152	$12,224,831

Net Debt-to-Capital	44.9%	44.7%

Outlook

Fourth Quarter 2008

We expect Net Yields to decrease in the range of 4% to 5% compared to 2007 due to strengthening of the US dollar against the Euro and slowing of new bookings during September. Close-in bookings volumes, augmented by discounting, are stronger than those further out.

We expect Net Cruise Costs per APCD to decrease approximately 3% compared to 2007. Excluding fuel, we expect Net Cruise Costs per APCD to decrease approximately 1% compared to 2007.

We do not forecast fuel prices and our cost outlook for fuel is based on current “at-the-pump” prices including any hedge impacts. If fuel prices for the fourth quarter of 2008 remain at the level of October 28, 2008, fuel expenses for the fourth quarter 2008 would be approximately $146.0 million. For the fourth quarter of 2008 our fuel consumption is approximately 55% hedged and historically our fuel costs have correlated well over time with the change in West Texas Intermediate (WTI). Assuming our fuel prices correlate with the movement in the price of WTI, a $10 change in the WTI price per barrel would result in a change in our fuel costs of approximately $10.0 million for the fourth quarter of 2008, after taking into account existing hedges.

We expect a 2.9% increase in capacity, primarily driven by the addition of Independence of the Seas, which entered service in May 2008, the addition of Ocean Dream, which entered service in March 2008 and the addition of Celebrity Solstice, which will enter service in the fourth quarter of 2008.

Depreciation and amortization is expected to be in the range of $133.0 million to $138.0 million and interest expense is expected to be in the range of $88.0 million to $93.0 million.

On July 21, 2008, we announced a $125.0 million cost savings initiative. The initiative was primarily targeted at our general and administrative expenses and was specifically designed to preserve our guest experience, trade relationships and global expansion efforts. The program is on track to deliver the announced cost savings.

Based on the expectations above, and assuming that fuel prices remain at the level of current “at-the-pump” prices, we expect fourth quarter 2008 earnings per share to be in the range of $0.05 to $0.10.

Full Year 2008

We expect Net Yields to increase approximately 1% compared to 2007.

We expect Net Cruise Costs per APCD to increase in the range of approximately 3% compared to 2007. Excluding fuel, we expect Net Cruise Costs per APCD to decrease in the range of 1% to 2% compared to 2007.

We expect a 5.2% increase in capacity in 2008, primarily driven by the addition of Independence of the Seas, which entered service in May 2008, a full year of Liberty of the Seas, which entered service in May 2007, the addition of Ocean Dream, which entered service in March 2008 and the addition of Celebrity Solstice, which will enter service in the fourth quarter of 2008.

Depreciation and amortization expenses are expected to be in the range of $519.0 million to $524.0 million, and interest expense is expected to be in the range of $328.0 million to $333.0 million.

Based on the expectations above, and assuming that fuel prices remain at the level of current “at-the-pump” prices, we expect full year 2008 earnings per share to be in the range of $2.73 to $2.78.

On October 24, 2008, we announced that our fuel supplement will no longer apply to new Royal Caribbean International, Celebrity Cruises and Azamara Cruises bookings made on or after November 10, 2008 for sailings that depart on or after January 1, 2010. For sailings booked before November 10, 2008, we will determine on a quarterly basis whether fuel supplements will be refunded depending on whether fuel prices remain below a specific price threshold. This change to our fuel supplement will not impact our fourth quarter or full year 2008 results.

As of September 30, 2008, our liquidity was $1.4 billion, including cash and cash equivalents and the undrawn portion of our unsecured revolving credit facility. We have four Solstice-class vessels under construction all of which have committed bank financing arrangements and include financing guarantees for a portion of the financed amount. We also have two Oasis-class vessels under construction, both of which have commitments for financing guarantees. We expect that these financing arrangements will be adequate to meet our ongoing operations and capital expenditure requirements and we do not anticipate any other requirements to access the capital markets in the foreseeable future.

Quarter Ended September 30, 2008 Compared to Quarter Ended September 30, 2007

Revenues

Total revenues for 2008 increased $109.8 million or 5.6% to $2.1 billion from $2.0 billion for the same period in 2007. Approximately $80.9 million of this increase is attributable to an increase in capacity of 4.1%. The increase in capacity is primarily due to the addition of Independence of the Seas, which entered service in May 2008, and the addition of Ocean Dream, which entered service in March 2008. The remaining increase of $28.9 million is due to an increase in ticket prices, and to a lesser extent, an increase in onboard and other revenues. The increase in onboard and other revenues is primarily due to an increase in spending on a per passenger basis related to shore excursions and tour activities.

Onboard and other revenues included concession revenues of $70.9 million in 2008 compared to $69.4 million for the same period in 2007. The increase in concession revenues was primarily due to the increase in capacity mentioned above, partially offset by a decrease in spending on a per passenger basis.

Cruise Operating Expenses

Total cruise operating expenses for 2008 increased $126.4 million or 11.0% to $1.3 billion from $1.1 billion for the same period in 2007. Approximately $47.6 million of this increase is attributable to the 4.1% increase in capacity. The remaining increase of $78.8 million was primarily driven by increases in fuel expenses, and to a lesser extent, an increase in onboard and other expenses. Fuel expenses, which are net of the financial impact of fuel swap agreements, increased 46.3% per metric ton in 2008 as compared to 2007 primarily as a result of increasing fuel prices. As a percentage of total revenues, fuel expenses were 10.0% and 7.2% in 2008 and 2007, respectively. The increase in onboard and other expenses was due primarily to the increase in expenses associated with shore excursions and tour activities. These increases were partially offset by a favorable court opinion received from the Norwegian tax authorities which will provide for a refund of $9.7 million associated with a litigation settlement.

Marketing, Selling and Administrative Expenses

Marketing, selling and administrative expenses for 2008 decreased $8.1 million or 4.0% to $191.1 million from $199.2 million for the same period in 2007. The decrease was primarily due to the timing of marketing, selling and administrative expenses coupled with the previously announced cost savings initiative. As part of this initiative, we eliminated approximately 400 shore-side positions during the quarter. This decrease was partially offset by termination benefits of $9.0 million related to the cost savings initiative.

Depreciation and Amortization expenses

Depreciation and amortization expenses for 2008 increased $12.4 million or 10.1% to $134.7 million from $122.3 million for the same period in 2007. This increase is primarily due to the addition of Independence of the Seas, which entered service in May 2008. The remainder of the increase is due to depreciation associated with shipboard and shore-side additions.

Other Income (Expense)

Interest expense, net of interest capitalized, decreased to $80.6 million in 2008 from $85.3 million in 2007. Gross interest expense decreased to $91.5 million in 2008 from $95.3 million in 2007. The decrease was primarily due to lower interest rates, partially offset by a higher average debt level. Interest capitalized increased to $10.9 million in 2008 from $10.0 million in 2007 primarily due to a higher average level of investment in ships under construction.

Other income increased to $24.9 million in 2008 from other expense of $8.3 million in 2007 for a net change of $33.2 million when comparing these periods. The increase was primarily due to a $17.6 million settlement received in the case against Pentair Water Treatment (OH) Company (formerly known as Essef Corporation). The increase was also due to $6.1 million in foreign currency exchange gains in 2008 as compared to $9.5 million in foreign currency exchange losses in 2007 for a net change of $15.6 million when comparing these periods.

Net Yields

Net Yields increased 0.7% in 2008 compared to 2007 primarily due to the increase in ticket prices as mentioned above. Occupancy in 2008 was 107.8% compared to 109.1% in 2007. The decrease in occupancy was driven by our Spanish brand Pullmantur, which has been impacted by a difficult Spanish economy.

Net Cruise Costs

Net Cruise Costs increased 9.4% in 2008 compared to 2007 due to the 4.1% increase in capacity mentioned above and a 5.0% increase in Net Cruise Costs per APCD. As mentioned above, the increase in Net Cruise Costs per APCD was primarily driven by increases in fuel expenses. Fuel expenses represented 6.9 percentage points of the overall increase in Net Cruise Costs per APCD. This increase was partially offset by the favorable court opinion received in connection with a 1999 Norwegian stock option grant as mentioned above.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Revenues

Total revenues for 2008 increased $418.2 million or 9.0% to $5.1 billion from $4.7 billion for the same period in 2007. Approximately $279.9 million of this increase is attributable to an increase in capacity of 6.0%. The increase in capacity is primarily due to the addition of Independence of the Seas, which entered service in May 2008, a full nine months of Liberty of the Seas, which entered service in May 2007, and the addition of Ocean Dream, which entered service in March 2008. The remaining increase of $138.3 million is due primarily to an increase in ticket prices.

Onboard and other revenues included concession revenues of $191.5 million in 2008 compared to $185.9 million for the same period in 2007. The increase in concession revenues was primarily due to the increase in capacity mentioned above, partially offset by a decrease in spending on a per passenger basis.

Cruise Operating Expenses

Total cruise operating expenses for 2008 increased $372.7 million or 12.6% to $3.3 billion from $3.0 billion for the same period in 2007. Approximately $177.6 million of this increase is attributable to the 6.0% increase in capacity. The remaining increase of $195.1 million was primarily driven by increases in fuel expenses, payroll and related expenses, and onboard and other expenses. Fuel expenses, which are net of the financial impact of fuel swap agreements, increased 38.1% per metric ton in 2008 as compared to 2007 primarily as a result of increasing fuel prices. As a percentage of total revenues, fuel expenses were 10.6% and 8.2% in 2008 and 2007, respectively. The increase in payroll and related expenses was due to an increase in inflationary and other cost pressures. The increase in onboard and other expenses was primarily due to the increase in expenses associated with shore excursions and tour activities. These increases were partially offset by a favorable court opinion received from the Norwegian tax authorities which will provide for a refund of $9.7 million associated with a litigation settlement.

Marketing, Selling and Administrative Expenses

Marketing, selling and administrative expenses for 2008 increased $14.1 million or 2.4% to $592.6 million from $578.5 million for the same period in 2007. The increase was primarily due to increases in headcount and other costs associated with personnel during the first six months of 2008. These increases were partially offset by timing of marketing, selling and administrative expenses coupled with the cost savings initiative announced during the third quarter to reduce spending along with a change in the employee forfeiture rate assumption related to our stock-based employee compensation plans that resulted in a benefit of approximately $8.2 million in the second quarter of 2008. As part of the cost savings initiative, we eliminated approximately 400 shore-side positions during the quarter. The decrease due to the cost savings initiative was partially offset by termination benefits of $9.0 million, related to the same initiative.

Depreciation and Amortization expenses

Depreciation and amortization expenses for 2008 increased $26.4 million or 7.3% to $386.4 million from $360.0 million for the same period in 2007. This increase is primarily due to a full nine months of Liberty of the Seas, which entered service in May 2007, and the addition of Independence of the Seas, which entered service in May 2008. The remainder of the increase is due to depreciation associated with shipboard and shore-side additions.

Other Income (Expense)

Interest expense, net of interest capitalized, decreased to $239.6 million in 2008 from $251.3 million in 2007. Gross interest expense decreased to $274.0 million in 2008 from $280.4 million in 2007. The decrease was primarily due to lower interest rates, partially offset by a higher average debt level. Interest capitalized increased to $34.4 million in 2008 from $29.1 million in 2007 primarily due to a higher average level of investment in ships under construction.

Other income increased to $32.3 million in 2008 from $3.8 million in 2007. The increase was due to $13.0 million in foreign currency exchange gains in 2008 as compared to $14.0 million in foreign currency exchange losses in 2007, for a net change of $27.0 million when comparing these periods. The increase was also due to a $17.6 million settlement received in the case against Pentair Water Treatment (OH) Company (formerly known as Essef Corporation). These increases were partially offset by a gain of $18.5 million in 2007 related to certain derivatives instruments associated with our ship construction firm commitments denominated in euros that did not qualify for hedge accounting treatment which did not recur in 2008.

Net Yields

Net Yields increased 2.4% in 2008 compared to the same period in 2007 primarily due to increases in ticket prices as mentioned above. Occupancy in 2008 was 105.5% compared to 106.4% in 2007. The decrease in occupancy was driven by our Spanish brand Pullmantur, which has been impacted by a difficult Spanish economy. Our North American brands have maintained steady volume levels year-over-year.

Net Cruise Costs

Net Cruise Costs increased 11.2% in 2008 compared to 2007 due to the 6.0% increase in capacity mentioned above and a 4.9% increase in Net Cruise Costs per APCD. The increase in Net Cruise Costs per APCD was primarily driven by increases in fuel expenses, and to a lesser extent, payroll and related expenses. Fuel expenses represented 5.3 percentage points of the overall increase in Net Cruise Costs per APCD.

Restructuring Initiatives

On July 21, 2008, we announced a cost savings initiative expected to save approximately $125.0 million annually. This initiative is a response to the reduction in our profitability caused primarily by the increase in fuel prices. As part of this initiative, we eliminated approximately 400 shore-side positions. In addition, we discontinued some non-core operations, including The Scholar Ship. The elimination of the shore-side positions and the discontinuation of non-core operations were concluded by the end of the third quarter of 2008.

As a result of this initiative, we incurred charges, all of which are cash charges, of $14.3 million, or $0.07 per share in the third quarter of 2008, comprised of $9.0 million in termination benefits and $5.3 million in contract termination costs. Expenses related to termination benefits were included in marketing, selling and administrative expenses and contract termination costs were included in other operating expenses in the consolidated statements of operations. As of September 30, 2008, we paid approximately $3.4 million and $0.9 million of the termination benefits and the contract termination costs, respectively. We anticipate paying the remaining termination benefits by the end of the third quarter of 2009. The remaining contract termination costs were paid in October 2008.

Recently Adopted, and Future Application of, Accounting Standards

Refer to Note 2. Summary of Significant Accounting Policies to our financial statements for further information on Recently Adopted Accounting Standards and Future Application of Accounting Standards.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash flow generated from operations provides us with a significant source of liquidity. Net cash provided by operating activities was $1.0 billion for the first nine months of 2008 compared to $1.2 billion for the same period in 2007. This decrease was primarily a result of timing of receipts on our customer deposits and timing of payments on our accrued expenses and other liabilities. The decrease was partially offset by the timing of collection on our trade accounts receivable and the timing of payments on our prepaid expenses and other assets.

Net cash used in investing activities was $1.2 billion for the first nine months of 2008 and 2007. These balances were comprised of capital expenditures of approximately $1.4 billion and $1.2 billion in 2008 and 2007, respectively. These expenditures were partially offset by settlements of approximately $256.3 million and $49.8 million on our foreign currency forward contracts in 2008 and 2007, respectively.

Net cash provided by financing activities was $238.7 million in the first nine months of 2008 compared to $328.5 million for the same period in 2007. The change was primarily due to a decrease in debt proceeds of approximately $761.3 million, partially offset by a decrease in repayments of debt of approximately $752.3 million during the first nine months in 2008 compared to the same period in 2007. During the first nine months of 2008, we received $530.0 million through an unsecured term loan due through 2015 to purchase Independence of the Seas and drew $605.0 million on our unsecured revolving credit facility. We made debt repayments on various loan facilities and capital leases, including a payment of approximately $150.0 million to retire our 6.75% senior notes due March 2008. In addition, we made approximately $495.0 million in payments towards our unsecured revolving credit facility. During the first nine months of 2008, we received $3.7 million in connection with the exercise of common stock options and paid cash dividends pertaining to the fourth quarter of 2007 and the first, second and third quarters of 2008 on our common stock of $128.0 million. Net Debt-to-Capital increased to 44.9% as of September 30, 2008 compared to 44.7% as of December 31, 2007.

Interest capitalized during the first nine months of 2008 increased to $34.4 million from $29.1 million for the same period in 2007 due to a higher average level of investment in ships under construction.

Future Capital Commitments

Our future capital commitments consist primarily of new ship orders. As of September 30, 2008, we had two ships of a new Oasis-class designated for Royal Caribbean International and five Solstice-class ships, designated for Celebrity Cruises, on order for an aggregate additional capacity of approximately 25,050 berths. The aggregate cost of the seven ships is approximately $7.2 billion, of which we have deposited $521.5 million as of September 30, 2008. Approximately 14.1% of the aggregate cost of ships was exposed to fluctuations in the euro exchange rate at September 30, 2008.

As of September 30, 2008, we anticipated overall capital expenditures, including the seven ships on order, will be approximately $2.1 billion for 2008, $2.1 billion for 2009, $2.2 billion for 2010, $1.0 billion for 2011 and $1.0 billion for 2012.

Contractual Obligations and Off-Balance Sheet Arrangements

As of September 30, 2008, our contractual obligations were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations(1)	$5,976,642	$426,432	$1,550,168	$1,203,657	$2,796,385
Capital lease obligations(1)	52,162	4,429	6,334	3,622	37,777
Operating lease obligations(2)(3)	473,697	55,952	104,236	273,361	40,148
Ship purchase obligations(4)	6,005,654	1,401,446	3,882,568	721,640	—
Other(5)	653,267	80,436	189,906	148,017	234,908

Total	$13,161,422	$1,968,695	$5,733,212	$2,350,297	$3,109,218

(1)	Amounts exclude interest.
(2)	We are obligated under noncancelable operating leases primarily for a ship, offices, warehouses and motor vehicles.
(3)	Under the Brilliance of the Seas lease agreement, we may be required to make a termination payment of approximately £126.0 million, or approximately $224.6 million based on the exchange rate at September 30, 2008, if the lease is canceled in 2012. This amount is included in the 3-5 years column.
(4)	Amounts represent contractual obligations with initial terms in excess of one year.
(5)	Amounts represent future commitments with remaining terms in excess of one year to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts.

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

Under the Brilliance of the Seas operating lease, we have agreed to indemnify the lessor to the extent its after-tax return is negatively impacted by unfavorable changes in corporate tax rates, capital allowance deductions and certain unfavorable determinations which may be made by United Kingdom tax authorities. These indemnifications could result in an increase in our lease payments. We are unable to estimate the maximum potential increase in our lease payments due to the various circumstances, timing or a combination of events that could trigger such indemnifications. We have been advised by the lessor that the United Kingdom tax authorities are disputing the lessor’s accounting treatment of the lease and that the parties are in discussions on the matter. If the characterization of the lease is ultimately determined to be incorrect, we could be required to indemnify the lessor under certain circumstances. The lessor has advised us that they believe their characterization of the lease is correct. Based on the foregoing and our review of available information, we do not believe an indemnification is probable. However, if the lessor loses its dispute and we are required to indemnify the lessor, we cannot at this time predict the impact that such an occurrence would have on our financial condition and results of operations.

Some of the contracts that we enter into include indemnification provisions that obligate us to make payments to the counterparty if certain events occur. These contingencies generally relate to changes in taxes, increased lender capital costs and other similar costs. The indemnification clauses are often standard contractual terms and are entered into in the normal course of business. There are no stated or notional amounts included in the indemnification clauses and we are not able to estimate the maximum potential amount of future payments, if any, under these indemnification clauses. We have not been required to make any payments under such indemnification clauses in the past and, under current circumstances, we do not believe an indemnification obligation is probable.

Other than the items described above, we are not party to any other off-balance sheet arrangements, including guarantee contracts, retained or contingent interest, certain derivative instruments and variable interest entities, that either have, or are reasonably likely to have, a current or future material effect on our financial position.

Funding Sources

As of September 30, 2008, our liquidity was $1.4 billion consisting of approximately $0.3 billion in cash and cash equivalents and $1.1 billion available under our unsecured revolving credit facility. In October 2008, in order to have funds on hand for possible working capital and anticipated capital expenditure needs and in response to the current instability and reduced liquidity in the global credit markets, we increased our outstanding balance under our unsecured revolving credit facility by $460.0 million for a total outstanding balance of $600.0 million. We are currently paying interest on borrowings outstanding under our revolving credit facility at a weighted-average rate of 4.51% and the unused portion of these funds has been invested in government securities. In October 2008, we also drew in full the $519.1 million available under an unsecured term loan due through 2020. The proceeds were used towards the purchase of Celebrity Solstice which was delivered in October 2008.

We have four additional Solstice-class vessels under construction in Germany, all of which have committed bank financing arrangements and include financing guarantees from HERMES (Euler Hermes Kreditrersicherungs AG), the export credit agency of the German government for a portion of the financed amount. The terms of the financing guarantees and bank commitments are similar to those established for the Celebrity Solstice and are executable at our option. We must elect to use these commitments within certain time frames and they are each subject to customary funding conditions.

We also have two Oasis-class vessels under construction in Finland, both of which have commitments for financing guarantees which can be used at our option. Oasis of the Seas is scheduled for delivery in the fourth quarter of 2009 and Allure of the Seas is scheduled for delivery in late 2010. The guarantee commitments are from Finnvera, the export credit agency of Finland and provide potential lenders with government guarantees of up to 80% of the financed amount. We must elect to use these commitments within certain time frames and they are each subject to customary funding conditions.

As of September 30, 2008, we had a working capital deficit of $1.5 billion which was comparable to our working capital deficit of $1.3 billion as of December 31, 2007. Our September 30, 2008 deficit included $1.2 billion of customer deposits received on sales of cruises collected in advance of sailing and initially recorded as customer deposit liabilities on our balance sheet compared to $1.1 billion at December 31, 2007. Substantially all customer deposits represent deferred revenue rather than an actual current cash liability. We generate substantial cash flows from operations and our business model has historically allowed us to maintain this working capital deficit and still meet our operating, investing and financing needs. We expect that we will continue to have working capital deficits in the future.

We have contractual obligations of approximately $2.0 billion due during the twelve-month period ending September 30, 2009. We anticipate that these contractual obligations will be funded through a combination of cash flows from operations, drawdowns under our available unsecured credit facility and the incurrence of additional indebtedness. Although we believe the foregoing sources will be sufficient, there can be no assurances that these sources of cash will be available in accordance with our expectations. We may also elect to fund these obligations through other means if current conditions in the capital markets improve.

Our financing agreements contain covenants that require us, among other things, to maintain minimum net worth, fixed charge coverage ratio and limit our Net Debt-to-Capital ratio. We were in compliance with all covenants as of September 30, 2008.

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

Financial Instruments and Other

General

As disclosed in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our annual report on Form 10-K for the year ended December 31, 2007, we are exposed to market risk attributable to changes in interest rates, foreign currency exchange rates and fuel prices. We manage these risks through a combination of our normal operating and financing activities and through the use of derivative financial instruments pursuant to our hedging practices and policies. The financial impacts of these hedging instruments are primarily offset by corresponding changes in the underlying exposures being hedged. We achieve this by closely matching the amount, term and conditions of the derivative instrument with the underlying risk being hedged. We do not hold or issue derivative financial instruments for trading or other speculative purposes. We monitor our derivative positions using techniques including market valuations and sensitivity analyses.

The recent turmoil in the credit and capital markets has increased the volatility associated with interest rates, foreign currency exchange rates and fuel prices. However, we continue to manage these risks as described above and as more fully described in our annual report on Form 10-K for the year ended December 31, 2007.

For a further discussion of our market risk, refer to Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our annual report on Form 10-K for the year ended December 31, 2007.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

In addition to the legal proceedings described below, we are involved in other legal proceedings as described in our 2007 Annual Report on Form 10-K.

As reported in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008, arbitration is currently pending in a claim alleging that Celebrity Cruises improperly requires its cabin stewards to share guest gratuities with assistant cabin stewards. The claim seeks payment of damages, including penalty wages under the U.S. Seaman’s Wage Act. In September 2008, following a procedural arbitration hearing, the arbitrator rejected plaintiff’s request to bring the claim as a class action but held that plaintiff’s individual claim could proceed. We do not believe that this matter will have a material adverse impact on our financial condition or results of operations.

As reported in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008, and June 30, 2008, we settled in July 2008 our pending case against Pentair Water Treatment (OH) Company (formerly known as Essef Corporation) for claims stemming from a 1994 outbreak of Legionnaires’ disease on one of Celebrity Cruises’ ships. Pursuant to the terms of the settlement agreement, we were paid, net of costs and payment to insurers, approximately $17.6 million. This award was recognized in our consolidated financial statements in the third quarter of 2008 within other income.

As reported in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008, a purported class action against us, Celebrity Cruises and a related party, Celebrity Catering Services, in the United States District Court, Southern District of Florida was dismissed in June 2008 and ordered to arbitration in accordance with the terms of the applicable collective bargaining agreement. The claim alleges that we improperly deducted amounts from the gratuities paid to our shipboard servers, waiters, bar tenders and other personnel in our bar and restaurant departments. The claim also alleges that such persons were not properly compensated for their hours worked. The claim seeks payment of damages, including penalty wages under the U.S. Seaman’s Wage Act. We are not able at this time to estimate the impact of this proceeding.

As reported in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008, five consolidated purported class actions were voluntarily dismissed in April 2008 by the plaintiffs in the United States District Court for the Southern District of Florida. The actions, which had been filed in February and March 2008, allege that we, other cruise lines and a trade association violated Federal anti-trust laws or state deceptive and unfair trade practices laws by conspiring to fix the prices of the fuel supplements announced by the various cruise lines or misleading consumers as to the relationship between each cruise line’s fuel costs and the fuel supplements it is charging its customers.

As reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, a purported class action against us, Celebrity Cruises and a related party, Celebrity Catering Services, in the United States District Court, Southern District of Florida, was dismissed in June 2008 and ordered to arbitration in accordance with the terms of the applicable collective bargaining agreement. The claim alleges that we underpaid wages and overtime pay for our shipboard personnel. The claim also alleges that the parties improperly deducted amounts from the gratuities paid to certain of our shipboard restaurant personnel. The claim seeks payment of damages, including penalty wages under the U.S. Seaman’s Wage Act. We are not able to estimate the impact of this proceeding.

As reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, a purported class action arbitration claim was made against us in June 2008 alleging that we required shipboard personnel on our Royal Caribbean International brand to pay for their own employment commencement expenses in violation of our collective bargaining agreement. We are not able at this time to estimate the impact of this proceeding.

In October 2008, we were named as a defendant in a purported class action filed in the United States District Court, Western District of Washington against Park West Galleries, Inc. (“Park West”), Fine Art Sales, Inc., HSBC Bank Nevada, NA, HSBC Finance Corporation, Holland America Line Inc., Holland America Line – USA Inc. and other unnamed parties on behalf of purchasers of artwork from Park West. The suit alleges that Park West sold art pieces that Park West falsely claimed were authored by certain artists. The suit seeks damages and equitable relief on behalf of the class members and alleges claims for violation of the Racketeer Influenced and Corrupt Organizations Act (RICO), breach of contract, statutory fraud and other similar claims. Park West has a concession to sell artwork onboard Royal Caribbean International and Celebrity Cruises ships. Although this matter is in the early stages of litigation, we do not at this time believe that this matter will have a material adverse impact on our financial condition or results of operations.

We are routinely involved in other claims typical within the cruise vacation industry. The majority of these claims are covered by insurance. We believe the outcome of such claims, net of expected recoveries, will not have a material adverse impact on our financial condition or results of operations.

Item 1A.	Risk Factors

In connection with information set forth in this Form 10-Q, the factors discussed under “Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2007, should be considered. Additionally, we are subject to the risks set forth below:

The impact of a prolonged economic downturn on the demand for cruises.

If the current economic downturn continues for an extended period of time or worsens, we could experience a prolonged period of booking slowdowns or depressed cruise prices. This could adversely impact our business, financial condition and results of operations.

The impact of disruptions in the global financial markets on our ability to obtain financing and on the ability of our counterparties and others to perform their obligations to us.

The economic events over the past several weeks, including recent failures of financial service companies and the related liquidity crisis, have considerably disrupted the capital and credit markets. These disruptions may adversely affect our ability to borrow funds or issue securities as needed to fund our operations. In addition, these disruptions could cause our counterparties and others to breach their obligations to us under our contracts with them, which could include failures of banks or other financial service companies to fund required borrowings under our loan agreements, to pay us amounts that may become due under our derivative contracts for hedging of fuel prices, interest rates and foreign currencies, and to pay us amounts that may become due under other agreements. This could adversely impact our business, financial condition and results of operations.

The risks included in the Form 10-K and as set forth above could materially and adversely affect our business, financial condition, and results of operations.

Item 6.	Exhibits

10.1	Amendment to Royal Caribbean Cruises Ltd. Supplemental Executive Retirement Plan, dated as of September 12, 2008.

10.2	Royal Caribbean Cruises Ltd. Executive Short-Term Bonus Plan dated as of September 12, 2008.

10.3	Form of Royal Caribbean Cruises Ltd. 2008 Equity Incentive Plan Stock Option Award Agreement - Incentive Options.

10.4	Form of Royal Caribbean Cruises Ltd. 2008 Equity Incentive Plan Stock Option Award Agreement - Nonqualified Shares.

10.5	Form of Royal Caribbean Cruises Ltd. 2008 Equity Incentive Plan Restricted Stock Unit Agreement.

31	Certifications required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934.

32	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL CARIBBEAN CRUISES LTD.
(Registrant)

/s/ BRIAN J. RICE
Brian J. Rice
Executive Vice President and Chief Financial Officer
Date: October 29, 2008	(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
10.1	Amendment to Royal Caribbean Cruises Ltd. Supplemental Executive Retirement Plan, dated as of September 12, 2008.

10.2	Royal Caribbean Cruises Ltd. Executive Short-Term Bonus Plan dated as of September 12, 2008.

10.3	Form of Royal Caribbean Cruises Ltd. 2008 Equity Incentive Plan Stock Option Award Agreement – Incentive Options.

10.4	Form of Royal Caribbean Cruises Ltd. 2008 Equity Incentive Plan Stock Option Award Agreement – Nonqualified Shares.

10.5	Form of Royal Caribbean Cruises Ltd. 2008 Equity Incentive Plan Restricted Stock Unit Agreement.

31	Certifications required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934.

32	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.