Form 10-K
period 2008-12-31
ROYAL CARIBBEAN CRUISES LTD
filed 2009-02-24
CIK 884887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

large accelerated filer	☒	accelerated filer	☐

non-accelerated filer	☐	smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $3.0 billion as of the last business day of the registrant’s most recently completed second fiscal quarter.

There were 213,676,131 shares of common stock outstanding as of February 12, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

The information required under Part III of this report is incorporated herein by reference to registrant’s definitive proxy statement for the 2009 Annual Meeting of Shareholders.

ROYAL CARIBBEAN CRUISES LTD.

PART I

As used in this Annual Report on Form 10-K, the terms “Royal Caribbean,” the “Company,” “we,” “our” and “us” refer to Royal Caribbean Cruises Ltd. and the terms “Royal Caribbean International,” “Celebrity Cruises,” “Pullmantur,” “Azamara Cruises,” and “CDF Croisières de France” refer to our cruise brands. In accordance with cruise vacation industry practice, the term “berths” is determined based on double occupancy per cabin even though many cabins can accommodate three or more passengers.

Item 1.	Business

General

Royal Caribbean International was founded in 1968. The current parent corporation, Royal Caribbean Cruises Ltd., was incorporated on July 23, 1985 in the Republic of Liberia under the Business Corporation Act of Liberia.

We are the world’s second largest cruise company operating 38 ships in the cruise vacation industry with approximately 78,650 berths as of December 31, 2008. We own five cruise brands, Royal Caribbean International, Celebrity Cruises, Pullmantur, Azamara Cruises, and CDF Croisières de France. In addition, we have a 50% investment in a joint venture with TUI AG which operates the brand TUI Cruises. Our cruise brands primarily serve the contemporary, premium and deluxe segments of the cruise vacation industry, which also includes the budget and luxury segments. Our ships operate on a selection of worldwide itineraries that call on approximately 425 destinations. We compete principally on the basis of quality of ships, quality of service, variety of itineraries and price.

Historically, our primary focus has been to serve the North American cruise market through our two main global cruise brands, Royal Caribbean International and Celebrity Cruises. Throughout the years, we have expanded our focus to increase international passenger sourcing by opening offices in the United Kingdom, Germany, Norway, Italy, Spain, Singapore, China, Brazil, and Australia. We also expanded our global base through the strategic acquisition of Pullmantur in 2006, which provides us with a brand to serve the cruise markets in Spain and Latin America. Our launch of CDF Croisières de France in 2007 provides us with a custom tailored product targeted at the cruise market in France and our joint venture with TUI AG will provide us with a custom tailored product targeted at the cruise market in Germany beginning in 2009.

In addition to increasing our international passenger sourcing, the launch of Azamara Cruises in 2007 provides us with a new global cruise brand designed to serve the emerging deluxe cruise segment between the premium and luxury segments, primarily in the North American, U.K. and German cruise markets.

Our commitment to acquire state-of-the-art ships, along with our maintenance programs and revitalizations to incorporate our current signature brand elements provides us with the flexibility to deploy our ships among our brand portfolio and expand into growing international markets.

We believe cruising has become a more widely accepted vacation alternative over the years due to its perceived value, expanded itineraries, shipboard innovation, and variety of shore-side activities. In addition, we believe that our products appeal to a large consumer base and are not dependent on a single market or demographic. Further, we believe our global brands possess the versatility to enter multiple cruise market segments within the cruise vacation industry.

Royal Caribbean International

Royal Caribbean International is positioned at the upper end of the contemporary segment of the cruise vacation industry, although its quality enables it to attract consumers from the premium segment as well. This allows Royal Caribbean International to achieve one of the broadest market coverages of any of the major cruise brands in the vacation industry. The contemporary segment is served by cruises that are generally seven nights or shorter and feature a casual ambiance. The premium segment is served by cruises that are generally seven to 14 nights and appeal to the more experienced guest who is usually more affluent. Royal Caribbean International operates 20 ships with approximately 51,200 berths, offering cruise itineraries that range from two to 18 nights. Royal Caribbean International offers a variety of itineraries to destinations worldwide, including Alaska, Asia, Australia, Bermuda, Canada, the Caribbean, Europe, Hawaii, Latin America and New Zealand.

Royal Caribbean International’s strategy is to attract an array of vacationing consumers by providing a wide variety of itineraries and cruise lengths with multiple innovative options for onboard dining, entertainment and other onboard activities. Royal Caribbean International offers a wide array of onboard services, amenities and activities. It has introduced many product innovations such as ice skating rinks, rock climbing walls, surf simulators, bungee jumping trampolines, an interactive waterpark called the H2O Zone™, and “Royal Promenades” which are boulevards with shopping, dining and entertainment venues. Additionally, Royal Caribbean International offers a variety of shore excursions at each port of call. We believe that the variety and quality of Royal Caribbean International’s product offerings represent excellent value to consumers, especially to couples and families traveling with children. Because of the brand’s extensive product offerings, we believe Royal Caribbean International is well positioned to attract new consumers to the cruise vacation industry and to continue to bring guests back for their next vacation.

Celebrity Cruises

Celebrity Cruises primarily serves the premium segment of the cruise vacation industry. Celebrity Cruises operates nine ships with approximately 16,650 berths, offering various cruise itineraries that range from two to 16 nights. Celebrity Cruises’ fleet and service has been consistently recognized with numerous awards from cruise traveler polls, travel agents and travel industry publications.

Celebrity Cruises’ strategy is to attract experienced cruise guests who appreciate and value the high quality, service-focused experience the brand offers. Celebrity Cruises offers a global cruise experience by providing a variety of cruise lengths and itineraries to premium destinations throughout the world and has deployed a high proportion of its fleet in seasonal markets, e.g., Alaska, Australia, Europe, Hawaii, New Zealand, the Panama Canal, the Caribbean and South America. Celebrity Cruises is also the only major cruise line to operate a ship in the Galapagos Islands, Celebrity Xpedition. Celebrity Xpedition has approximately 100 berths and provides this unique experience on seven day cruises with pre-cruise tours in Ecuador.

Celebrity Cruises’ products and service have broad appeal for a global audience. Celebrity Cruises delivers an intimate experience onboard upscale ships that offer a high staff-to-passenger ratio, extensive spa facilities, fine dining, personalized service, and on Celebrity Solstice, unique onboard attractions such as the “Lawn Club”, a half acre venue featuring live grass and the “Hot Glass Show”, a fully functional glass blowing studio.

Pullmantur

Pullmantur serves the contemporary segment of the Spanish and Latin American cruise markets. Pullmantur operates six ships with approximately 8,650 berths, offering various seven-night cruise itineraries. In addition, Pullmantur has tour operations, and owns a 49% interest in a small air business that operates three Boeing 747 aircraft in support of its cruise and tour operations.

Pullmantur’s strategy is to attract cruise guests by providing a variety of cruising options and land-based travel packages. Pullmantur offers a range of cruise itineraries to the Caribbean, the Mediterranean, Brazil and the Baltic. Pullmantur offers a wide array of onboard activities and services to guests, including exercise facilities, swimming pools, beauty salons, gaming facilities, shopping, and dining and entertainment venues. Pullmantur’s tour operations sell land-based travel packages to Spanish guests including hotels and flights primarily to Caribbean resorts, and sell land-based tour packages to Europe aimed at Latin American guests.

Empress of the Seas and Sovereign of the Seas were redeployed from Royal Caribbean International to Pullmantur in March 2008 and November 2008, respectively. The ships currently sail under the names of Empress and Sovereign, respectively. Before redeployment to Pullmantur, each ship underwent renovations including the expansion of public areas and restaurants, the redesign of the Atrium and incorporation of Pullmantur’s signature elements.

Azamara Cruises

Azamara Cruises is designed to serve the emerging deluxe cruise segment between the premium and luxury segments of the North American cruise markets, along with the U.K. and German markets. Azamara Cruises operates two ships with a total of approximately 1,400 berths, offering various cruise itineraries that range from seven to 24 nights and appeal to the more experienced guest who is usually more affluent.

Azamara Cruises’ strategy is to attract experienced travelers who enjoy cruising and who seek a more intimate onboard experience, a high level of service and itineraries to a variety of unique destinations. Azamara Cruises completed its first full year of operation offering global itineraries to many ports not accessible by larger ships. Europe, South America, the Caribbean, Asia, and the Panama Canal were all visited by either Azamara Journey or Azamara Quest in 2008.

Azamara Cruises offers a wide array of onboard services, amenities and activities, including gaming facilities, fine dining and interactive entertainment venues.

CDF Croisières de France

CDF Croisières de France is designed to serve the contemporary segment of the French cruise market and increases our global presence by providing us with a brand custom-tailored for French cruise guests. In April 2008, Holiday Dream, a 750-berth ship, was redeployed from Pullmantur to CDF Croisières de France and is currently sailing under the name Bleu de France as the brand’s only ship. Before redeployment to CDF Croisières de France, Bleu de France underwent renovations to customize the ship for French guests.

CDF Croisières de France offers seasonal seven to ten night itineraries to the Mediterranean and the Caribbean. CDF Croisières de France offers a variety of onboard services, amenities and activities, including entertainment venues, exercise and spa facilities, fine dining, and gaming facilities.

TUI Cruises

In April 2008, we closed on our joint venture agreement with TUI AG, a European tourism and shipping company which owns 51% of TUI Travel. The joint venture operates TUI Cruises, designed to serve the contemporary and premium segments of the German cruise market by offering a custom-tailored product for German guests. Celebrity Galaxy, a 1,850-berth ship currently part of Celebrity Cruises, will be sold to TUI Cruises to serve as its first ship and will sail under a new name beginning in May 2009.

Other

In November 2008, we sold our 50% investment in a joint venture with TUI Travel PLC (“TUI Travel”), formerly First Choice Holidays PLC, which operates the brand Island Cruises. As part of this transaction, we agreed to an early termination of the charter of Island Star to Island Cruises. We anticipate the return of Island Star in April 2009 and intend to redeploy the ship to Pullmantur. The ship will sail under the name Pacific Dream. Before redeployment to Pullmantur, the ship will undergo renovations to incorporate Pullmantur’s signature elements. This ship will be dedicated to the Latin American market in support of Pullmantur’s Latin American expansion.

Industry

Over the past several years, cruising has represented a small but growing sector of the overall vacation market. Industry data indicates that a significant portion of cruise guests carried are first-time cruisers. We believe this could present an opportunity for long-term growth and a potential for increased market share through the expansion of our fleet.

We estimate that the global cruise industry carried 17.2 million cruise passengers in 2008 compared to 16.6 million cruise passengers carried in 2007. We estimate that the global cruise fleet was served by approximately 354,000 berths on approximately 240 ships by the end of 2008. There are approximately 34 ships with an estimated 86,000 berths that are expected to be placed in service in the global cruise market between 2009 and 2012.

North America represents the primary source of our cruise passengers and has experienced a compound annual growth rate of approximately 8.7% since 1970. From 2004 to 2008 North America has experienced a compound annual growth rate in cruise passengers of approximately 4.4%. We estimate that North America was served by 132 ships with approximately 194,000 berths at the beginning of 2004 and by 150 ships with approximately 257,000 berths by the end of 2008. There are approximately 27 ships with an estimated 68,000 berths that are expected to be placed in service in the North American cruise market between 2009 and 2012.

The following table details the growth in the global and North American cruise markets in terms of cruise passengers and estimated weighted-average berths over the past five years:

Year	Global Cruise Passengers(1)	Weighted-Average Supply of Berths Marketed Globally(1)	North American Cruise Passengers(2)	Weighted- Average Supply of Berths Marketed in North America(1)
2004	13,757,000	265,000	9,108,000	207,000
2005	14,818,000	282,000	9,909,000	216,000
2006	15,309,000	299,000	10,080,000	227,000
2007	16,586,000	323,000	10,330,000	242,000
2008	17,184,000	345,000	10,815,000	254,000

(1)	Source: Our estimates.
(2)	Source: Cruise Line International Association based on cruise passengers carried for at least two consecutive nights.

In an effort to penetrate untapped markets and diversify our customer base, we have redeployed some of the ships in our Royal Caribbean International and Celebrity Cruises brands from the North American market to Europe, Latin America and Asia. This redeployment has contributed to an increase in the growth of our global cruise brands outside of the North American market.

Although the global and North American cruise markets have grown steadily over the past several years, the recent weakening of the United States and other economies has significantly deteriorated consumer confidence and discretionary spending. This has caused a global drop in demand for cruises and a resulting drop in cruise prices. The long-term impact of these conditions on the continued growth of the cruise market will depend on the depth and duration of this worldwide economic downturn. In addition, the projected increase in capacity within the cruise industry from new cruise ships currently on order could produce additional pricing pressures within the industry. See Item 1A. Risk Factors.

We compete with a number of cruise lines; however, our principal competitors are Carnival Corporation & plc, which owns, among others, Aida Cruises, Carnival Cruise Lines, Costa Cruises, Cunard Line, Holland America Line, P&O Cruises and Princess Cruises and has a joint venture with Orizonia Corporation under which they operate Iberocruceros; Disney Cruise Line; MSC Cruises; Norwegian Cruise Line and Oceania Cruises. Cruise lines compete with other vacation alternatives such as land-based resort hotels and sightseeing destinations for consumers’ leisure time. Demand for such activities is influenced by political and general economic conditions. Companies within the vacation market are dependent on consumer discretionary spending. Although vacation spending is likely to be curtailed significantly in the midst of the current worldwide economic downturn, we believe that cruising is perceived by consumers as a good value when compared to other vacation alternatives.

Our ships operate worldwide and have itineraries that call on destinations in Alaska, Asia, Australia, the Bahamas, Bermuda, California, Canada, the Caribbean, Europe, the Galapagos Islands, Hawaii, Mexico, New England, New Zealand, the Panama Canal and South America.

Operating Strategies

Our principal operating strategies are to:

•	manage the efficiency of our operating expenditures and preserve cash and liquidity during the current worldwide economic downturn,

•	increase the awareness and market penetration of our brands,

•	expand our fleet with the new state-of-the-art cruise ships currently on order,

•	expand into new markets and itineraries,

•	continue to expand and diversify our passenger mix through passenger sourcing outside North America,

•	protect the health, safety and security of our passengers and employees and protect the environment in which our vessels and organization operate,

•	utilize sophisticated revenue management capabilities to optimize revenue based on demand for our products,

•	further improve our technological capabilities, and

•	maintain strong relationships with travel agencies, the principal industry distribution channel, while offering direct access for consumers.

Manage operating expenditures and preserve cash and liquidity

During the current worldwide economic downturn we are focused on maximizing the efficiency of our operating expenditures and preserving cash and liquidity. During 2008, we announced the reduction in our workforce of approximately 400 shoreside positions and implemented a number of cost-saving initiatives in an effort to reduce our operating costs. To preserve liquidity, we have discontinued our quarterly dividend commencing in the fourth quarter of 2008, curtailed our non-shipbuild capital expenditures, and currently do not have plans to place further newbuild orders. We believe these strategies will enhance our ability to fund our capital spending obligations and improve our balance sheet.

Brand Awareness and Market Penetration

We continue to increase the recognition and market penetration of our brands among consumers. Royal Caribbean International and Celebrity Cruises are established global brands in the contemporary and premium segments of the vacation industry. Pullmantur is a widely recognized brand in the Spanish and Latin American contemporary cruise markets. Azamara Cruises is designed to serve the emerging deluxe cruise segment. CDF Croisières de France which commenced operations in May 2008, is targeted to serve the contemporary segment of the French cruise market.

We increase brand awareness and market penetration of our Royal Caribbean International brand through communication strategies designed to emphasize its high quality and excellent-value cruise vacations. For instance, in 2008, Royal Caribbean International launched a new brand campaign, “The Nation of Why Not.” This brand campaign highlights Royal Caribbean International’s global destinations and innovative onboard amenities. Royal Caribbean International’s communication strategies target adults and families who are vacation enthusiasts interested in exploring new destinations and seeking new experiences. These strategies are also designed to attract first-time cruisers to the cruise vacation industry and to the Royal Caribbean International brand. In order to attract the experienced cruiser who is seeking new experiences as well as first-time cruisers, Royal Caribbean International provides multiple choices to guests through a wide array of itineraries, accommodations, dining options, onboard activities and shore excursions. The hallmarks of the brand include friendly and engaging service, state-of-the-art ships, family programs, entertainment, health and fitness and energizing onboard and shoreside activities designed for guests of all ages.

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

We increase brand awareness and market penetration of our Pullmantur brand primarily through advertising campaigns targeted to Spanish-speaking guests in both Spain and Latin America. All customer-facing crewmembers speak Spanish, and onboard activities, services, shore excursions and menu offerings are designed to suit the preferences of this target market.

We are increasing awareness and market penetration of our Azamara Cruises brand through trade advertising and education, public relations and direct communications, designed to target the emerging deluxe cruise segment of the North American and European cruise markets. Azamara Cruises’ communications target experienced cruise guests who prefer a more upscale, intimate and destination-focused cruise experience on smaller ships with longer itineraries. We believe Azamara Cruises provides a more exclusive guest experience with its distinctive combination of personalized service, exceptional cuisine and exotic destinations, with unique excursions.

We are increasing the awareness and market penetration of our CDF Croisières de France brand through trade education, public relations and direct communications, designed to target the contemporary segment of the French cruise market. CDF Croisières de France’s communications emphasizes that its cruise product is tailored specifically to French-speaking guests. All customer-facing crewmembers speak French, and the onboard activities and menu offerings are designed to suit their target guests’ preferences.

In addition, we also increase brand awareness through our travel agencies who generate the majority of our bookings. We are committed to further developing and strengthening this very important distribution channel by facilitating their focus on the unique qualities of each of our brands.

Fleet Development and Maintenance

We currently have signed agreements with two shipyards providing for the construction of six new state-of-the-art cruise ships scheduled to enter service between the third quarter of 2009 and the fourth quarter of 2012. These additions are expected to result in an increase in our passenger capacity of approximately 22,200 berths by December 31, 2012, or approximately 28.0% as compared to our capacity as of December 31, 2008. It is possible that some of our older ships may be sold or retired during this time period, thus reducing the size of our fleet. We could also order new ships or purchase existing ships, thereby further increasing our fleet size; however, we do not believe that current economic conditions warrant buying or ordering new ships other than what is currently on order.

The acquisition of the state-of-the-art ships on order, along with our maintenance programs on our existing fleet will provide us with the flexibility to deploy our ships among our brand portfolio and expand into growing international markets. Since our first fleet expansion program in 1988, we have increased our average ship size and number of available berths, which has enabled us to achieve certain economies of scale.

In addition to our fleet development, we place a strong focus on product innovation to drive new demand for our products and stimulate repeat business from our guests. Innovation of our products is achieved by introducing new concepts on our new ships and continuously making improvements to our existing fleet. In order to offer guests a wider range of activities and amenities and to ensure consistency across our fleets, we have revitalized some of our older ships to update and refresh their interiors and to incorporate signature brand elements. Renovations have included the addition of new balconies, dining and entertainment options, as well as refurbishments to staterooms and public areas.

Royal Caribbean International. Founded in 1968, Royal Caribbean International was the first cruise line to design ships for warm water year-round cruising. Royal Caribbean International operated a modern fleet in the 1970s and early 1980s, establishing a reputation for high quality. Between 1988 and 1992, the brand tripled its capacity by embarking on its first major capital expansion program and taking delivery of three Sovereign-class ships. In addition, Royal Caribbean International took delivery of Empress of the Seas in 1990 and from 1995 through 1998, took delivery of six Vision-class ships. Since delivery, several of these ships have undergone extensive renovations and refurbishments. This includes the addition of new dining and entertainment options, the upgrade of guest suites and staterooms, the expansion of day spa and fitness center facilities, and in one case, a new 73-foot midsection featuring 151 additional staterooms.

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

In 2006, Royal Caribbean International launched the 3,600-berth Freedom of the Seas, the first of three Freedom-class ships. The Freedom-class ships are approximately 16% larger than the Voyager-class ships and have some of the largest staterooms and balconies in the industry, flat screen televisions, cell phone services and other amenities. The launch of the Freedom-class ships also introduced several new experiences to cruising, including a surf simulator and an interactive water park called the H2O ZoneTM. Royal Caribbean International took delivery of a second Freedom-class ship, Liberty of the Seas, in April 2007 and the third Freedom-class ship, Independence of the Seas, in April 2008.

Building upon the innovations of the Voyager and Freedom-class ships, Royal Caribbean International will introduce a new class of ships in 2009. This new class of ships, the Oasis-class, will be approximately 220,000 gross tons each with approximately 5,400 berths. Each ship will be 50% larger than the Freedom-class ships and will span 16 decks and 2,700 staterooms. The new Oasis-class ships will introduce several new experiences to cruising including the new neighborhood concept. The neighborhood concept consists of seven distinct themed areas which will include Central Park, a park open to the sky; Boardwalk, an outdoor family-friendly area featuring a handcrafted carousel; AquaTheater, the first amphitheater at sea; Rising Tide, a levitating bar; a sloped-beach entry pool and many other new features. The Oasis-class ships will also offer new categories in onboard accommodations including bi-level, urban-style two bedroom/two bathroom suites and balcony staterooms facing some of the distinct neighborhoods. Royal Caribbean International has contracts with a shipyard to build two Oasis-class ships, Oasis of the Seas and Allure of the Seas, expected to enter service in the fourth quarters of 2009 and 2010, respectively. See Item 1A. Risk Factors regarding shipyards.

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

From 2005 to 2008, Celebrity Cruises entered into contracts with a shipyard to build five Solstice-class ships. The Solstice-class ships are a new wide-body construction class of ships, and are approximately 122,000 gross tons each with approximately 2,850 berths. This new wide-body construction design provides for many intimate areas onboard the ship. The Solstice-class ships incorporate many new and improved design features including the industry’s first ever “Lawn Club”. The Lawn Club is over a half acre venue featuring live grass for guest enjoyment. Celebrity Cruises also introduced the “Hot Glass Show,” a fully functional glass blowing studio which operates at the Lawn Club onboard Solstice-class ships. The Solstice-class ships are also equipped with solar foils and solar panels, another industry first. Approximately 90% of the ships’ staterooms are outside and approximately 85% of the staterooms have verandas. In 2008, Celebrity Cruises took delivery of Celebrity Solstice, the first of the five Solstice-class ships. Celebrity Equinox and Celebrity Eclipse are expected to enter service in the third quarters of 2009 and 2010, respectively. Two unnamed ships are expected to enter service in the third quarter of 2011 and the fourth quarter of 2012, respectively.

In 2009, Celebrity Galaxy, a 1,850-berth ship currently part of Celebrity Cruises, will be sold to TUI Cruises to serve as its first ship and will sail under a new name beginning in May 2009.

Pullmantur. Pullmantur was founded in 1971 and currently operates six ships which range in size from approximately 1,000 to 2,300 berths. As a result of the acquisition of Pullmantur in November 2006, we expanded our overall fleet by five ships and approximately 4,500 berths. Furthermore, Pullmantur purchased a 1,000-berth ship which is currently sailing under the name Ocean Dream.

In May 2007, Zenith was redeployed from Celebrity Cruises to Pullmantur. Before redeployment to Pullmantur, Zenith underwent renovations to incorporate Pullmantur’s signature elements, while adding approximately 38 new verandas and 25 staterooms. Empress of the Seas and Sovereign of the Seas were redeployed from Royal Caribbean International to Pullmantur in March 2008 and November 2008, respectively. Before redeployment to Pullmantur, each ship underwent renovations to incorporate Pullmantur’s signature elements. Upon the return of Island Star in April 2009 from Island Cruises, the ship will be redeployed to Pullmantur and will sail under the name Pacific Dream. Before redeployment to Pullmantur, the ship will undergo renovations to incorporate Pullmantur’s signature elements. This ship will be dedicated to the Latin American market in support of Pullmantur’s Latin American expansion.

Azamara Cruises. In May 2007, Blue Dream was redeployed from Pullmantur to Azamara Cruises, and is sailing under the name Azamara Journey. In September 2007, Blue Moon was also redeployed from Pullmantur to Azamara Cruises and is sailing under the name Azamara Quest. Before redeployment to the Azamara Cruises brand, each ship underwent renovations to incorporate Azamara Cruises’ signature elements, while upgrading guest suites and staterooms, and adding two new specialty restaurants.

CDF Croisières de France. In April 2008, Holiday Dream was redeployed from Pullmantur to CDF Croisières de France and sails as its first ship under the name Bleu de France. Before redeployment to CDF Croisières de France, Holiday Dream underwent renovations, including the addition of a French bistro and a spa with a sea water center, to customize the ship for French guests.

New Markets and Itineraries

Our ships operate worldwide with a selection of itineraries that call on approximately 425 ports. New ships, including both newly constructed ships and those we acquire, allow us to expand into new markets and itineraries. Our brands have expanded their mix of itineraries, while strengthening our ability to penetrate the European, Latin American and Caribbean markets further.

In April 2008, Independence of the Seas was introduced in the United Kingdom and began offering itineraries from the United Kingdom to the Mediterranean, Ireland and the Canary Islands. Navigator of the Seas, which had offered the U.K. program in 2007, offered cruises sailing out of Spain and Italy during the summer of 2008. In the fall, both Royal Caribbean International and Celebrity Cruises expanded in Australia, New Zealand and the South Pacific with Royal Caribbean International’s Rhapsody of the Seas and Celebrity Millennium. In December 2008, Royal Caribbean International introduced new Southern Caribbean itineraries from Panama on Enchantment of the Seas. Also in late 2008, Legend of the Seas began offering sailings throughout Asia from Singapore and Shanghai, and Radiance of the Seas began offering cruises in South America around Cape Horn.

In 2009, we will continue to focus on the acceleration of Royal Caribbean International’s and Celebrity Cruise’s strategic positioning as global cruise brands while expanding Pullmantur. An unprecedented 22 ships will be sailing in Europe for the Company and Royal Caribbean International will have the most European capacity of any non-European brand as it increases its capacity to eight ships: Independence of the Seas, Voyager of the Seas, Navigator of the Seas, Brilliance of the Seas, Jewel of the Seas, Legend of the Seas, Splendour of the Seas, and Vision of the Seas. Brilliance of the Seas will remain in Europe year round throughout 2009, and then will begin offering sailings from Dubai starting in January 2010. In late 2009, Legend of the Seas will return to Asia and commence year round deployment throughout 2010.

Celebrity Cruises will also increase its capacity in Europe in 2009. With five ships, the brand will have its greatest presence ever in Europe, with sailings being offered on Celebrity Solstice, Celebrity Equinox, Celebrity Century, Celebrity Summit and Celebrity Constellation. The 2009 season will also mark the debut of Celebrity Equinox with Holy Land sailings from Rome, which will be a first for the brand. The Royal Caribbean International brand will return to Israel in 2009, having last visited Israel in 2000. Azamara Cruises will offer European sailings on both Azamara Journey and Azamara Quest. Also, Pullmantur and CDF Croisières de France will continue to offer European itineraries on all ships.

In January 2009, Mariner of the Seas began year round cruises to Mexico from Los Angeles, California. Also in January, Vision of the Seas began offering seasonal Caribbean itineraries from the Dominican Republic. Starting in the fall of 2009, both the Celebrity Cruises and Royal Caribbean International brands are expanding into new North American markets. Celebrity Mercury will operate Caribbean cruises from Baltimore, Maryland and Charleston, South Carolina and Royal Caribbean International will operate Mexico cruises from San Diego, California with the Radiance of the Seas. Royal Caribbean International will debut Oasis of the Seas in the Eastern Caribbean in December 2009. Also starting in December, Royal Caribbean International will increase its capacity in Brazil, deploying both Splendour of the Seas and Vision of the Seas.

In an effort to secure desirable berthing facilities for our ships, and to provide new or enhanced cruise destinations for our passengers, we actively assist or invest in the development or enhancement of certain port facilities and infrastructure, including mixed-use commercial properties, located in strategic ports of call. Generally, we collaborate with local, private or governmental entities by providing management and/or financial assistance and often enter into long-term port usage arrangements. In exchange for our involvement, we generally secure preferential berthing rights for our ships.

International Passengers

Passenger ticket revenues generated by sales originating in countries outside of the United States were approximately 40%, 37%, and 24% of total passenger ticket revenues in 2008, 2007 and 2006, respectively. International passengers have grown from approximately 511,000 in 2004 to approximately 1.3 million in 2008.

We sell and market our global brands, Royal Caribbean International, Celebrity Cruises and Azamara Cruises, to passengers outside of North America through our offices in the United Kingdom, Germany, Norway, Italy, Spain, Singapore, China, Brazil, and Australia. We believe that having a local presence in these markets provides us with the ability to react faster to local market conditions as well as providing us with the ability to better understand our customer base in each respective market. We further extend our reach with a network of 48 independent international representatives located throughout the world. Historically, our focus has been to primarily source our passengers for our global brands from North America. Currently, we are expanding our focus to sell and market our cruise brands to countries outside of North America through fleet innovation and by responding to cultural characteristics of our global passengers.

In 2008, we continued our strategy of acquiring or developing brands custom-tailored to specific markets when we closed on our joint venture agreement with TUI AG, a European tourism and shipping company that owns 51% of TUI Travel. This joint venture operates TUI Cruises, a new cruise brand targeted at the cruise market in Germany. TUI Cruises will complement two of our existing brands custom-tailored to specific markets, Pullmantur, which is targeted at passengers primarily in Spain and Latin America and CDF Croisières de France, which is targeted at passengers primarily in France.

Health, Safety, Security and Environmental Policies

We are committed to protecting the health, safety and security of our passengers, employees and others working on our behalf. We are also committed to protecting the marine environment in which our vessels sail and the communities in which we operate by minimizing adverse environmental consequences and using resources efficiently. To this end, we established a unified department to oversee Global Security, Maritime Safety, Medical and Public Health areas, and Environmental Stewardship. The organization is comprised of technical experts in each area focused on improving our systems for prevention and response.

Revenue Management

We believe we have some of the most advanced revenue management capabilities in the industry, which enables us to make more advantageous decisions about pricing, inventory management and marketing actions. We are continuously working to improve our systems and tools through increased forecasting capabilities, ongoing improvements to our understanding of price/demand relationships, and greater automation of the decision processes. We believe these revenue management capabilities allow us to make more advantageous decisions to enhance revenue, especially during these uncertain economic times.

Technological Capabilities

We continue to invest in information technology to align with our business strategies. In 2008, we completed the integration of Pullmantur and CDF Croisières de France into our reservations and accounting platforms, enabling additional synergies across brands. Also in 2008, we completed major upgrades to the reservations platform to support future needs. The most significant changes enabled the selling of Oasis of the Seas with expanded pricing options and key enhancements. We also invested in our shoreside and shipboard systems integration, most notably the Advanced Shipboard Revenue platform, where we enabled the sale of specialty dining on our websites, prior to guests boarding the vessel. This capability allows our guests to pre-arrange not only shore excursions in advance of their cruise vacation, but also allows guests to make reservations for one of our specialty restaurants.

To further align with our business strategy, we completed a major web globalization initiative, launching our full Royal Caribbean International website with localized content in a number of major international markets, including the U.K., Spain, Latin America, and Brazil.

This year also marked the completion of a major Customer Relationship Management initiative, an enhanced Marketing Datamart, which allows us to better target marketing campaigns based on a wide array of customer touch points, including web, call centers, and onboard.

Our fleet expansion was also a major focus for IT this year, with the launch of Celebrity Solstice, our first ship with a converged data/voice network and an enhanced in-stateroom entertainment system. This will serve as a model for future ships and opens the door to a number of exciting opportunities to enhance the guest experience.

Finally, we have implemented a number of key technologies across the enterprise to further enhance our guest experience and reduce operating costs. This includes enhancing the guest internet and telecommunications capabilities onboard. These technologies also include a consolidation strategy across systems, providing higher service levels and at the same time reducing operating expenses.

Travel Agency Support and Direct Business

Travel agencies generate the majority of bookings for our ships. We are committed to further developing and strengthening this very important distribution channel. Our sales teams focus on the unique qualities of each brand and provide support to the travel agency community. The Trade Support & Service department, with branded call center operations, further supports the travel agency community in delivering the cruise vacation experience. Cruisingpower.com continues to be an industry-leading website exclusive to the travel agency community. Over the past two years, the website launched a number of new online tools designed to increase travel agent productivity and the focus in 2008 has been on increasing travel agents adoption of these tools. This includes VIP CruisePass, a desktop alert designed to give travel agents alerts to special offers, weather updates, itinerary changes and latest news. EMarketing provides travel agents with a personalized link that directs customers to a video magazine or cruise planner interactive experience. EConnect is an online quoting tool that enables travel agents to send up to five online quotes to their database with real-time pricing and web-based functionality. In addition, Royal Caribbean International continues to enhance its online training certification program, “University of Wow,” where travel agents can now achieve up to an expert-plus graduate level certification. In 2008 Celebrity Cruises launched “Five Star Academy,” a travel partner learning suite featuring five sequential modules. The modules cover from brand basics to accommodations, amenities, and destinations.

In 2008, we completed several key enhancements to simplify the online booking process via our new CruiseMatch trade booking tool based on feedback from our travel agent partners. The second phase of this investment will be launched in 2009 to offer additional functionality such as enabling travel agents to make bookings in an existing group block, as well as provide group insurance. Pullmantur and Azamara Cruises were also incorporated into the online tool in 2008.

In 2008, we also launched a program directed to help support our travel agents during the current economic downturn. The program, Agent Support Action Plan (ASAP), includes multiple components to help the agency community during this period. These components include a one percent commission supplement on any cruise bookings made between January 1 and February 28, 2009 for sailings from January 2009 through March 2010, increased co-op funding for qualifying agencies undertaking significant marketing plans, relaxed requirements to qualify for tour conductor credits which will help agents earn more money while encouraging group bookings, and an individual agent booking incentive through which agents can earn a complimentary cruise.

We have customer service representatives that are trained to assist travel agents in providing a higher level of service and Insight, the first service tool of its kind in the industry, assists agencies with productivity and enhances customer service. We currently operate reservation call centers to support our travel agent community in the United States, Canada, France, Spain and the United Kingdom offering flexibility and extended hours of operations.

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

Passenger Services

We offer to handle virtually all travel aspects related to passenger reservations and transportation, including arranging passenger pre- and post-hotel stay arrangements and air transportation. We offer our passengers the ability to check-in online in order to alleviate boarding time during embarkation. Our air/sea program offers passengers the choice of our standard air or custom air programs. Our standard air program allows our passengers to benefit from comprehensive relationships that we maintain with many major airlines ranging from fare negotiation and space handling to baggage transfer. Our custom air program enables passengers to customize their flight arrangements, including selection of airline, specific flights and class of service.

The Royal Caribbean International passenger loyalty program, Crown & Anchor Society, has over five million members worldwide and includes benefits such as a secured dedicated section in the www.royalcaribbean.com internet site with special cruise offers and onboard amenities. The Celebrity Cruises and Azamara Cruises passenger loyalty program, Captain’s Club, has over one million members. Captain’s Club members enjoy exclusive members-only onboard programs and amenities, and are provided with a secured area on the Celebrity Cruises website, which communicates select products.

Operations

Cruise Ships and Itineraries

As of December 31, 2008, we operate 38 ships under five cruise brands, with a selection of worldwide itineraries ranging from two to 24 nights that call on approximately 425 destinations. Celebrity Equinox and Oasis of the Seas are expected to enter revenue service in the third and fourth quarters of 2009, respectively. The following table represents summary information concerning our ships and their areas of operation based on 2009 itineraries (subject to change):

Ship	Year Ship Entered Service[1]	Approximate Berths	Primary Areas of Operation
Royal Caribbean International
Oasis of the Seas	2009	5,400	Eastern Caribbean
Independence of the Seas	2008	3,600	Europe, Eastern/Western Caribbean
Liberty of the Seas	2007	3,600	Eastern/Western Caribbean
Freedom of the Seas	2006	3,600	Eastern/Western Caribbean
Jewel of the Seas	2004	2,100	Caribbean, Panama Canal, Canada/New England, Europe
Mariner of the Seas	2003	3,100	South America, Mexican Riviera
Serenade of the Seas	2003	2,100	Alaska, Southern Caribbean, Panama Canal
Navigator of the Seas	2002	3,100	Western Caribbean, Europe
Brilliance of the Seas	2002	2,100	Europe
Adventure of the Seas	2001	3,100	Southern Caribbean
Radiance of the Seas	2001	2,100	South America, Mexican Riviera, Alaska
Explorer of the Seas	2000	3,100	Eastern/Southern Caribbean, Bermuda, Canada/New England
Voyager of the Seas	1999	3,100	Western Caribbean, Europe
Vision of the Seas	1998	2,000	Southern Caribbean, Europe, Brazil
Enchantment of the Seas	1997	2,250	Western/Southern Caribbean
Rhapsody of the Seas	1997	2,000	Australia/NZ, Alaska
Grandeur of the Seas	1996	1,950	Eastern/Western Caribbean, Bermuda, Canada/New England
Splendour of the Seas	1996	1,800	Europe, Brazil
Legend of the Seas	1995	1,800	Asia, Europe
Majesty of the Seas	1992	2,350	Bahamas
Monarch of the Seas	1991	2,350	Bahamas

Celebrity Cruises
Celebrity Equinox	2009	2,850	Europe, Caribbean
Celebrity Solstice	2008	2,850	Europe, Eastern Caribbean
Celebrity Constellation	2002	2,050	Caribbean, Europe, Canada/New England, Panama Canal
Celebrity Summit	2001	2,050	Europe, Southern Caribbean
Celebrity Infinity	2001	2,050	Alaska, Panama Canal, South America

Celebrity Millennium	2000	2,050	Southern Caribbean, Panama Canal, Hawaii, Alaska, Australia/NZ
Celebrity Mercury	1997	1,850	Alaska, Pacific Northwest, Panama Canal, Hawaii, Bahamas, Eastern Caribbean
Celebrity Galaxy[3]	1996	1,850	Southern Caribbean
Celebrity Century	1995	1,800	Western Caribbean, Bahamas, Europe

Celebrity Xpedition[4]	2004	100	Galapagos Islands

Pullmantur
Ocean Dream[5]	2008	1,000	Southern Caribbean
Sky Wonder[11]	2006	1,200	Eastern Mediterranean
Oceanic[5]	2001	1,150	Western Mediterranean
Zenith[7]	1992	1,400	Western Europe, Baltic
Empress[2]	1990	1,600	Eastern Mediterranean
Sovereign[2]	1988	2,300	Western Mediterranean
Pacific Dream[10]	1990	1,350	Mexico

Azamara Cruises
Azamara Journey[8]	2004	700	Europe, Caribbean, Panama Canal
Azamara Quest[9]	2006	700	Europe, Asia

CDF Croisières de France
Bleu de France[6]	2005	750	Mediterranean, Caribbean

Total		88,250

[1]	The year a ship entered service refers to the year in which the ship commenced cruise revenue operations for the Company, which is the same as the year the ship was built, unless otherwise noted.
[2]	Empress (formerly Empress of the Seas) and Sovereign (formerly Sovereign of the Seas) were redeployed from Royal Caribbean International to Pullmantur in March 2008 and November 2008, respectively.
[3]	Celebrity Galaxy will be sold to TUI Cruises to serve as its first ship and will sail under a new name beginning in May 2009.
[4]	Celebrity Xpedition was built in 2001.
[5]	Ocean Dream and Oceanic were built in 1981and 1965, respectively.
[6]	Bleu de France (formerly Holiday Dream) was built in 1981 and was redeployed from Pullmantur to CDF Croisières de France in April 2008.
[7]	Zenith was revitalized in 2007 and redeployed to Pullmantur in May 2007.
[8]	Azamara Journey (formerly Blue Dream) was built in 2000 and was redeployed from Pullmantur to Azamara Cruises in May 2007.
[9]	Azamara Quest (formerly Blue Moon) was built in 2000 and was redeployed from Pullmantur to Azamara Cruises in September 2007.
[10]

Celebrity Cruises’ Horizon was built in 1990 and is currently chartered to Island Cruises. We anticipate the return of the ship in April 2009 and intend to redeploy the ship to Pullmantur. The ship will sail under the name Pacific Dream.

[1][1]	Sky Wonder was built in 1984 and will begin sailing under the name Atlantic Star in March 2009.

We have two Oasis-class ships on order for Royal Caribbean International. These ships are being built in Finland by STX Finland Cruise Oy (formerly Aker Yards Oy). We have four Solstice-class ships on order for Celebrity Cruises. These ships are being built in Germany by Meyer Werft GmbH. See Item 1A. Risk Factors regarding shipyards. The expected dates these ships will enter service and their planned number of berths are as follows:

Ship	Expected to Enter Service	Approximate Berths
Royal Caribbean International:
Oasis-class:
Oasis of the Seas	4th Quarter 2009	5,400
Allure of the Seas	4th Quarter 2010	5,400
Celebrity Cruises:
Solstice-class:
Celebrity Equinox	3rd Quarter 2009	2,850
Celebrity Eclipse	3rd Quarter 2010	2,850
Unnamed	3rd Quarter 2011	2,850
Unnamed	4th Quarter 2012	2,850

	Total Berths	22,200

Seasonality

Our revenues are seasonal based on the demand for cruises. Demand is strongest for cruises during the Northern Hemisphere summer months and holidays.

Passengers and Capacity

Selected statistical information is shown in the following table (see Terminology and Non-GAAP Financial Measures under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, for definitions). (Amounts include Pullmantur effective January 1, 2007):

	Year Ended December 31,
	2008	2007	2006	2005	2004
Passengers Carried	4,017,554	3,905,384	3,600,807	3,476,287	3,405,227
Passenger Cruise Days	27,657,578	26,594,515	23,849,606	23,178,560	22,661,965
Available Passenger Cruise Days (APCD)	26,463,637	25,155,768	22,392,478	21,733,724	21,439,288
Occupancy	104.5%	105.7%	106.5%	106.6%	105.7%

Cruise Pricing

Our cruise ticket prices include accommodations and a wide variety of activities and amenities, including meals and entertainment. Prices vary depending on the destination, cruise length, cabin category selected and the time of year the cruise takes place. Although we grant credit terms to certain travel agencies and tour operators outside of the United States, our payment terms generally require an upfront deposit to confirm a reservation with the balance due prior to the sailing. During the selling period of a cruise, we continually monitor and adjust our cruise ticket prices for available passenger cabins based on demand, with the objective of maximizing net yields. Historically, we have opened cruises for sale at least one year in advance, and often as much as two years in advance. Additionally, we offer air transportation as a service for guests that elect to utilize our transportation program. Our air transportation program is available from major cities in the United States and Canada, and from select cities in Europe, mainly in the United Kingdom. Prices vary by gateway and destination. Generally, air tickets are sold to guests at prices close to cost. Passenger ticket revenues accounted for 72.4%, 72.0% and 73.4% of total revenues in 2008, 2007 and 2006, respectively.

Onboard Activities and Other Revenues

Our cruise brands offer modern fleets with a wide array of onboard services, amenities and activities, including swimming pools, sun decks, lawn decks, spa facilities (which include massage and exercise facilities), beauty salons, bungee jumping trampolines, gaming facilities, lounges, bars, a wide variety of dining options and venues, Las Vegas-style entertainment, hot glass shows, retail shopping, libraries, dedicated recreational areas for youth of all ages, cinemas, conference centers, internet cafes and shore excursions at each port of call. Royal Caribbean International offers rock climbing walls on its ships, additional activities including ice skating rinks and in-line skating on its Voyager-class and Freedom-class ships, sports courts, a surf simulator and an interactive water park called the H2O Zone™ on its Freedom-class ships. While many onboard activities are included in the base price of a cruise, we realize additional revenues from, among other things, gaming, the sale of alcoholic and other beverages, specialty restaurants, gift shop items, shore excursions, photography, spa/salon and fitness services and art auctions. Royal Caribbean International, Celebrity Cruises and Azamara Cruises offer enhanced functionality on our internet sites for selecting shore excursions, specialty dining and amenities prior to embarkation. Royal Caribbean International and Celebrity Cruises also offer a catalogue gift service, which is now offered via the internet to provide travel agents and others the opportunity to purchase gifts for guests.

In conjunction with our cruise vacations, we offer pre- and post-cruise hotel packages to our Royal Caribbean International, Celebrity Cruises and Azamara Cruises guests. We also offer escorted, premium land-tour vacation packages in Alaska, Asia, Australia, the Canadian Rockies, Europe, New Zealand and Latin America. These escorted, premium land-tour vacations are offered exclusively in conjunction with our cruises marketed to our Royal Caribbean International, Celebrity Cruises and Azamara Cruises guests through our cruise-tour operations, Royal Celebrity Tours. Pullmantur also offers land-based tour packages to Spanish and European vacation travelers including hotels and flights to Caribbean resorts and sells land based packages to Europe aimed at Latin

American guests. In addition, we sell cruise vacation protection coverage, which provides guests with coverage for trip cancellation, medical protection and baggage protection. Onboard and other revenues accounted for 27.6%, 28.0% and 26.6% of total revenues in 2008, 2007 and 2006, respectively.

Segment Reporting

We operate five cruise brands, Royal Caribbean International, Celebrity Cruises, Pullmantur, Azamara Cruises and CDF Croisières de France. The brands have been aggregated as a single reportable segment based on the similarity of their economic characteristics as well as products and services provided. (For financial information see Item 8. Financial Statements and Supplementary Data.)

Employees

As of December 31, 2008, we employed approximately 4,400 full-time and 650 part-time employees worldwide in our shoreside operations. We also employed approximately 44,600 shipboard employees. As of December 31, 2008, approximately 80% of our shipboard employees were covered by collective bargaining agreements. We believe that our relationship with our employees is good.

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

We maintain liability protection and indemnity insurance for each of our ships through either the United Kingdom Mutual Steam Ship Assurance Association (Bermuda) Limited or Steamship Mutual Underwriting Association (Bermuda) Limited. Our protection and indemnity liability insurance is done on a mutual basis and we are subject to additional premium calls in amounts based on claim records of all members of the mutual protection and indemnity association. We are also subject to additional premium calls based on investment shortfalls experienced by the insurer.

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

We do not carry business interruption insurance for our ships nor our shoreside operations based on our evaluation of the risks involved and protective measures already in place, as compared to the cost of insurance.

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

Trademarks

We own a number of registered trademarks related to the Royal Caribbean International, Celebrity Cruises, Pullmantur, Azamara Cruises and CDF Croisières de France cruise brands. The registered trademarks include the name “Royal Caribbean” and its crown and anchor logo, the name “Celebrity Cruises” and its “X” logo, the names “Pullmantur Cruises” and “Pullmantur” and their logos, the name “Azamara Cruises” and its logo, the name “CDF Croisières de France” and its logo, and the names of various cruise ships. We believe trademarks related to the Royal Caribbean International, Celebrity Cruises and Pullmantur Cruises brands are widely recognized throughout the world and have considerable value. We also believe trademarks related to our new brands, Azamara Cruises and CDF Croisières de France, have received recent recognition throughout the world and have significant value.

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

We are also required by the United Kingdom and other jurisdictions to establish our financial responsibility for any liability resulting from the non-performance of our obligations to passengers from these jurisdictions. In the United Kingdom, we are currently required by the United Kingdom Passenger Shipping Association to provide performance bonds totaling approximately £42.0 million. We are also required to pay to the United Kingdom Civil Aviation Authority a non-refundable tax of £1 per passenger.

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

Our ships are subject to the International Maritime Organization’s regulations under the International Convention for the Prevention of Pollution from Ships (the “MARPOL Regulations”), which impose limitations on the sulfur content of fuel used by ships operating worldwide. The MARPOL Regulations also provide for special Emission Control Areas (“ECAs”) to be established with more stringent limitations on sulfur emissions.

In 2008, the MARPOL Regulations were amended (the “Amendment”) to require reductions in sulfur emissions by reducing the maximum sulfur content in fuel oil that may be used in ECAs to 1.0% by 2010. The Amendment also introduced progressive reductions in nitrogen oxide emissions from both existing and new marine diesel engines by 2011.

Compliance with the MARPOL Regulations will increase our fuel and operating costs, due to the higher cost of purchasing low sulfur fuel. In addition, compliance with the new standards under the Amendment may require the development of new engine designs or exhaust gas treatment systems, which may result in significant additional costs.

In 2010, a European Union directive also regarding the use of low sulfur fuels for passenger ships becomes effective. The directive places a 0.1% sulfur content limit on all marine fuels used by such ships while alongside in European Union ports. Compliance with this directive will require us to use distillate fuels such as marine gas oil, which will increase our fuel costs.

The International Labour Organization, an agency of the United Nations that develops worldwide employment standards, has adopted a new Consolidated Maritime Labour Convention (the “Convention”). The Convention reflects standards and conditions to govern all aspects of crew management for all ships in international commerce, including additional requirements not previously in effect. The Convention may be ratified in 2010, in which case it would enter into force in 2011. If ratified, our crew costs may increase in order to comply with the Convention.

We are required to obtain certificates from the United States Coast Guard relating to our ability to satisfy liability in cases of water pollution. Pursuant to United States Coast Guard regulations, we arrange through our insurers for the provision of guarantees aggregating $348.0 million as a condition to obtaining the required certificates.

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

A foreign corporation will qualify for the benefits of Section 883 if, in relevant part: (1) the foreign country in which the foreign corporation is organized grants an equivalent exemption to corporations organized in the United States; and (2)(A) more than 50% of the value of the corporation’s capital stock is owned, directly or indirectly, by individuals who are residents of a foreign country that grants such an equivalent exemption to corporations organized in the United States, or (B) the stock of the corporation (or the direct or indirect corporate parent thereof) is “primarily and regularly traded on an established securities market” in the United States or another qualifying country such as Norway. In the opinion of our United States tax counsel, Drinker Biddle & Reath LLP, based on the representations and assumptions set forth in that opinion, we, Celebrity Cruises Inc. and our ship-owning subsidiaries qualify for the benefits of Section 883 because we and each of those subsidiaries are incorporated in Liberia or Malta, which are qualifying countries, and our common stock is primarily and regularly traded on an established securities market in the United States or Norway. If, in the future, (1) Liberia no longer qualifies as an equivalent exemption jurisdiction, and we do not reincorporate in a jurisdiction that does qualify for the exemption, or (2) we fail to qualify as a publicly traded corporation, we and all of our ship-owning or operating subsidiaries that rely on Section 883 for tax exemption on qualifying income would be subject to United States federal income tax on their United States source shipping income and income from activities incidental thereto.

We believe that most of our income and the income of our ship-owning subsidiaries is derived from or incidental to the international operation of a ship or ships and, therefore, is exempt from taxation under Section 883. In 2005, final regulations became effective under Section 883, which, among other things, narrow somewhat the scope of activities that are considered by the Internal Revenue Service to be incidental to the international operation of ships. The activities listed in the regulations as not being incidental to the international operation of ships include income from the sale of air and land transportation, shore excursions and pre- and post-cruise tours. To the extent the income from these activities is earned from sources within the United States, that income will be subject to United States taxation; but the determination of the precise amount of such United States source income involves some uncertainties.

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

State Taxation

We, Celebrity Cruises Inc. and certain of our subsidiaries are subject to various United States state income taxes which are generally imposed on each state’s portion of the United States source income subject to federal income taxes. Additionally, the state of Alaska subjects an allocated portion of the total income of companies doing business in Alaska and certain other affiliated companies to Alaska corporate state income taxes and also imposes a 33% tax on income from onboard gambling activities conducted in Alaska waters. This did not have a material impact to our results of operations for all years presented.

Other Taxation

We and certain of our subsidiaries are subject to income tax in the United States or other jurisdictions on income that does not qualify for exemption under Section 883 or tonnage tax regimes. The tax on such income was not material to our results of operations for all years presented.

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

Executive Officers of the Company

Our executive officers are:

Name	Age	Position
Richard D. Fain	61	Chairman, Chief Executive Officer and Director
Adam M. Goldstein	49	President and Chief Executive Officer, Royal Caribbean International
Daniel J.Hanrahan	51	President and Chief Executive Officer, Celebrity Cruises and Azamara Cruises
Brian J. Rice	50	Executive Vice President and Chief Financial Officer
Harri U. Kulovaara	56	Executive Vice President, Maritime
Gonzalo Chico Barbier	48	President and Chief Executive Officer, Pullmantur

Richard D. Fain has served as a director since 1979 and as our Chairman and Chief Executive Officer since 1988. Mr. Fain has been involved in the shipping industry for over 25 years.

Adam M. Goldstein has served as President of Royal Caribbean International since February 2005 and as its President and Chief Executive Officer since September 2007. Mr. Goldstein has been employed with Royal Caribbean since 1988 in a variety of positions, including Executive Vice President, Brand Operations of Royal Caribbean International, Senior Vice President, Total Guest Satisfaction and Senior Vice President, Marketing. Mr. Goldstein served as National Chair of the United States Travel Association (formerly, Travel Industry Association of America) in 2001.

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

Gonzalo Chico Barbier has served as President and Chief Executive Officer of Pullmantur since June 2008. From 1995 to June 2008, Mr. Chico served as Executive President of TNT Spain, a division of TNT, a global distribution, logistics and international mail service company. From 1986 until 1995, Mr. Chico was employed in a variety of positions with Ford Motor Company in Spain and in the United Kingdom, including Pan-European Fleet Business Manager of Ford of Europe, Ltd.

Item 1A.	Risk Factors

The risk factors set forth below and elsewhere in this Annual Report on Form 10-K are important factors, among others, that could cause actual results to differ from expected or historical results. It is not possible to predict or identify all such factors. Consequently, this list should not be considered a complete statement of all potential risks or uncertainties. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a cautionary note regarding forward-looking statements.)

The adverse impact of the continuing worldwide economic downturn on the demand for cruises could adversely impact our operating results, cash flows and financial condition.

The demand for cruises is affected by international, national and local economic conditions. The current worldwide economic downturn has had an adverse effect on vacationers’ discretionary income and consumer confidence which has resulted in cruise booking slowdowns, decreased cruise prices and lower onboard revenues for us and for the others in the cruise industry. We cannot predict the extent or duration of this downturn or the timing or strength of a subsequent economic recovery. However, if the downturn continues for an extended period of time or worsens, we could experience a prolonged period of booking slowdowns, depressed cruise prices and reduced onboard revenues. This could adversely impact our operating results, cash flows and financial condition including the impairment of the value of our ships, goodwill and other intangible assets.

We may not be able to obtain sufficient financing or capital for our needs or may not be able to do so on terms that are acceptable or consistent with our expectations.

To fund our capital expenditures and scheduled debt payments, we have historically relied on a combination of cash flows provided by operations, drawdowns under available credit facilities, the incurrence of additional indebtedness and the sale of equity or debt securities in private or public securities markets. The decrease in consumer cruise spending as a result of the current economic environment is adversely impacting our cash flows from operations. The disruption in the credit markets has resulted in a lack of liquidity worldwide which may affect our ability to successfully raise capital or to do so on acceptable terms. These factors may prevent us from having sufficient available capital or financing to meet our needs or to do so on acceptable terms. During 2008, our credit rating was lowered from BBB- with a negative outlook to BB with a negative outlook by Standard and Poor’s. In January 2009, Standard and Poor’s placed our credit rating on credit watch with negative implications. In addition, our credit rating was lowered from Ba1 with a stable outlook to Ba2 with a negative outlook by Moody’s. There is no assurance that our credit ratings will not be lowered further. The lowering of our credit ratings may increase our cost of financing and can make it more difficult for us to access the financial markets. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.

As of December 31, 2008, we had two ships of a new Oasis-class designated for Royal Caribbean International and four Solstice-class ships designated for Celebrity Cruises on order. We expect to take delivery of Celebrity Equinox and Oasis of the Seas in July 2009 and November 2009, respectively. We have committed financing for all of the Solstice-class ships and have commitments for government financing guarantees from Finnvera, the export credit agency of Finland for 80% of the financed amount of the Oasis-class ships. We must still secure financing for Oasis of the Seas and Allure of the Seas, and, although we believe that we will be able to do so, there can be no assurance that we will be able to do so or that we will be able to do so on acceptable terms.

The impact of disruptions in the global financial markets may affect the ability of our counterparties and others to perform their obligations to us.

The economic events over the past several months, including recent failures of financial service companies and the related liquidity crisis, have disrupted the capital and credit markets. These disruptions could cause our counterparties and others to breach their obligations to us under our contracts with them. This could include failures of banks or other financial service companies to fund required borrowings under our loan agreements or to pay us amounts that may become due under our derivative contracts for hedging of fuel prices, interest rates and foreign currencies or other agreements. If this occurs it may have a negative impact on our cash flows including our ability to meet our obligations, results of operations and financial condition.

The increase in capacity resulting from delivery of newbuilds currently on order within the cruise industry could further adversely impact the demand for cruises or cruise pricing.

A total of 34 new ships are on order for delivery through 2012 in the cruise industry, six of which are ours. The current worldwide economic downturn and tighter credit markets have already resulted in a weaker demand environment which has led to lower cruise prices and lower onboard purchases, all of which have adversely affected our revenues. The further growth in capacity from these new ships, without an increase in the cruise industry’s share of the vacation market, could further depress cruise prices, compounding with the current adverse economic environment to hinder our ability for a quick recovery.

We may lose business to competitors throughout the vacation market.

We operate in the vacation market and cruising is one of many alternatives for people choosing a vacation. We therefore risk losing business not only to other cruise lines, but also to other vacation operators, which provide other leisure options including hotels, resorts and package holidays and tours.

We face significant competition from other cruise lines, both on the basis of cruise pricing and also in terms of the nature of ships and services we offer to passengers. Our principal competitors within the cruise vacation industry include Carnival Corporation & plc, which owns, among others, Aida Cruises, Carnival Cruise Lines, Costa Cruises, Cunard Line, Holland America Line, P&O Cruises and Princess Cruises and has a joint venture with Orizonia Corporation under which they operate Iberocruceros; Disney Cruise Line; MSC Cruises; Norwegian Cruise Line and Oceania Cruises.

In the event that we do not compete effectively with other vacation alternatives and cruise companies, our results of operations and financial position could be adversely affected.

Fears of terrorist and pirate attacks, war, and other hostilities and the spread of contagious diseases could have a negative impact on our results of operations.

Events such as terrorist and pirate attacks, war, and other hostilities and the resulting political instability, travel restrictions, the spread of contagious diseases and concerns over safety, health and security aspects of traveling have had, and could have in the future, a significant adverse impact on demand and pricing in the travel and vacation industry. These events could also impact our ability to source qualified crew from throughout the world at competitive costs and, therefore, increase our shipboard employee costs.

Incidents or adverse publicity concerning the cruise vacation industry or unusual weather conditions could affect our reputation and harm our future sales and results of operations.

The operation of cruise ships involves the risk of accidents, illnesses and other incidents which may bring into question passenger safety, health, security and vacation satisfaction and create a perception that cruising is more dangerous than other vacation alternatives. Incidents involving cruise ships, adverse media publicity concerning the cruise vacation industry or unusual weather patterns or natural disasters, such as hurricanes and earthquakes, could impact demand and consequently have an adverse impact on our results of operations and on future industry performance.

Environmental, health and safety, financial responsibility and other maritime regulations could affect operations and increase operating costs.

The United States and various state and foreign government or regulatory agencies have enacted or are considering new environmental regulations or policies, such as requiring the use of low sulfur fuels, increasing fuel efficiency requirements or further restricting emissions, that could adversely impact the cruise vacation industry. Some environmental groups have also lobbied for more stringent regulation of cruise ships and have generated negative publicity about the cruise vacation industry and its environmental impact. In addition, we are subject to various international, national, state and local laws, regulations and treaties that govern, among other things, safety standards applicable to our ships, health and sanitary standards applicable to our passengers, security standards on board our ships and at the ship/port interface areas, and financial responsibilities to our passengers. These issues are, and we believe will continue to be, an area of focus by the relevant authorities throughout the world. This could result in the enactment of more stringent regulation of cruise ships that would subject us to increasing compliance costs in the future.

Conducting business internationally may result in increased costs and other risks.

We operate our business internationally and plan to continue to develop our international presence. Operating internationally exposes us to a number of risks. Examples include unstable local political or economic conditions and risk of increases in duties and taxes as well as changes in laws and policies affecting cruising, vacation or maritime businesses, or governing the operations of foreign-based companies. Additional risks include currency fluctuations, interest rate movements, imposition of trade barriers and restrictions on repatriation of earnings. If we are unable to address these risks adequately, our financial position and results of operations could be adversely affected.

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

Our attempts to expand our business into new markets may not be successful.

Historically our focus has been to serve the North American cruise market, which continues to be our primary source of cruise passengers. We have expanded our focus to increase our international passenger sourcing, most recently, in the Brazilian and Australian markets. Expansion into new markets requires significant levels of investment. There can be no assurance that these markets will develop as anticipated or that we will have success in these markets, and if we do not, we may be unable to recover our investment, which could adversely impact our business, financial condition and results of operations.

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

The current worldwide economic downturn is resulting in financial difficulties for shipyards and their subcontractors. This may cause or result in delivery delays, ship cancellations or increases in shipbuilding costs that could adversely affect our results of operations.

The current downturn in the worldwide economy is causing a loss of business for shipyards and their subcontractors which could result in financial difficulties, liquidations or closures. These events could adversely affect the timely delivery or costs of new ships or the ability of shipyards to repair and refurbish our existing fleet in accordance with our needs or expectations. Delivery delays and cancelled deliveries can adversely affect our results of operations, as can any constraints on our ability to repair and maintain our ships on a timely basis. In addition, the cruise shipyard industry is undergoing consolidation, which could result in stronger bargaining power on the part of the shipyards, and thus higher prices for our future ship orders.

Our operating costs and taxes could increase due to market forces and economic or geo- political factors beyond our control.

Our operating costs, including fuel, food, payroll, airfare for our shipboard personnel, insurance and security costs are subject to increases due to market forces and economic or political instability or other factors beyond our control. Increases in these operating costs could adversely affect our profitability. In addition, the recent volatility in the price of fuel is making our ability to predict fuel prices extremely difficult. United States, state and local authorities as well as foreign authorities periodically consider increases in taxes. Any such tax increases could also cause an increase in our costs.

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

Price increases for commercial airline service for our passengers or major changes or reduction in commercial airline service could adversely impact the demand for cruises and undermine our ability to provide reasonably priced vacation packages to our passengers.

Many of our passengers depend on scheduled commercial airline services to transport them to or from the ports where our cruises embark or disembark. Increases in the price of airfare would increase the overall price of the cruise vacation to our passengers which may adversely impact demand for our cruises. In addition, changes in the availability of commercial airline services could adversely affect our passenger’s ability to obtain airfare as well as our ability to fly our passengers to or from our cruise ships which could adversely affect our results of operations.

Changes or disruptions to external distribution channels for our guest bookings could adversely affect our results of operations.

We rely on travel agencies to generate the majority of bookings for our ships. If the current worldwide economic downturn continues for an extended period of time or worsens, these agencies could be adversely impacted and significant disruptions or contractions could occur to these businesses. This could reduce the distribution channels available for us to market and sell our cruises. If this were to occur, it could have an adverse impact on our financial condition and results of operations.

The loss of key personnel or our inability to recruit or retain qualified personnel could adversely affect our results of operations.

Our success depends, in large part, on the skills and contributions of key executives and other employees, and on our ability to recruit and retain high quality employees. We must continue to recruit, retain and motivate management and other employees sufficient to maintain our current business and support our projected growth. A loss of key employees could adversely affect our results of operations.

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

It should also be noted that the provisions of Section 883 are subject to change at any time by legislation. Moreover, changes could occur in the future with respect to the identity, residence or holdings of our direct or indirect shareholders, or relevant foreign tax laws, that could affect our eligibility for the Section 883 exemption. Accordingly, there can be no assurance that we will continue to be exempt from United States income tax on United States source shipping income in the future. If we were not entitled to the benefit of Section 883, we and our subsidiaries would be subject to United States taxation on a portion of the income derived from or incidental to the international operation of our ships, which would reduce our net income. See Taxation of the Company above for a discussion of such taxation in the absence of an exemption under Section 883.

Finally, changes in the income tax laws affecting our operations in Malta, the United Kingdom or elsewhere could result in higher income taxes being charged against our operations, resulting in lower net income.

We are controlled by principal shareholders that have the power to determine our policies, management and actions requiring shareholder approval.

As of February 12, 2009, A. Wilhelmsen AS., a Norwegian corporation indirectly owned by members of the Wilhelmsen family of Norway, owned approximately 20.1% of our common stock and Cruise Associates, a Bahamian general partnership indirectly owned by various trusts primarily for the benefit of certain members of the Pritzker family and a trust primarily for the benefit of certain members of the Ofer family, owned approximately 15.6% of our common stock. A sale of shares by A. Wilhelmsen AS. or Cruise Associates could cause a drop in our share prices.

A. Wilhelmsen AS. and Cruise Associates are parties to a shareholders’ agreement and have the power to determine, among other things our policies, the persons who will be our directors and officers, and actions requiring shareholder approval. The shareholders’ agreement provides that our board of directors will consist of four nominees of A. Wilhelmsen AS., four nominees of Cruise Associates and our Chief Executive Officer.

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

Our corporate affairs are governed by our Restated Articles of Incorporation and By-Laws and by the Business Corporation Act of Liberia. The provisions of the Business Corporation Act of Liberia resemble provisions of the corporation laws of a number of states in the United States. However, while most states have a fairly well developed body of case law interpreting their respective corporate statutes, there are very few judicial cases in Liberia interpreting the Business Corporation Act of Liberia. As such, the rights and fiduciary responsibilities of directors under Liberian law are not as clearly established as the rights and fiduciary responsibilities of directors under statutes or judicial precedent in existence in certain United States jurisdictions. For example, the right of shareholders to bring a derivative action in Liberian courts may be more limited than in United States jurisdictions. There may also be practical difficulties for shareholders attempting to bring suit in Liberia and Liberian courts may or may not recognize and enforce foreign judgments. Thus, our public shareholders may have more difficulty in protecting their interests with respect to actions by management, directors or controlling shareholders than would shareholders of a corporation incorporated in a United States jurisdiction.

Litigation, enforcement actions, fines or penalties could adversely impact our financial condition or results of operations and/or damage our reputation.

Our business is subject to various United States and international laws and regulations that could lead to enforcement actions, fines, civil or criminal penalties or the assertion of litigation claims and damages. In addition, improper conduct by our employees or agents could damage our reputation and/or lead to litigation or legal proceedings that could result in civil or criminal penalties, including substantial monetary fines. In certain circumstances it may not be economical to defend against such matters and/or a legal strategy may not ultimately result in us prevailing in a matter. Such events could lead to an adverse impact on our financial condition or results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Information about our cruise ships, including their size and primary areas of operation, may be found within the Operating Strategies—Fleet Development and Maintenance section and the Operations—Cruise Ships and Itineraries section in Item 1. Business. Information regarding our cruise ships under construction, estimated expenditures and financing may be found within the Future Capital Commitments and Funding Sources sections of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our principal executive office and shoreside operations are located at the Port of Miami, Florida where we lease three office buildings totaling approximately 359,000 square feet from Miami-Dade County, Florida, under long-term leases with initial terms expiring in various years on and after 2011. We also lease offices to administer our Royal Caribbean International and Celebrity Cruises’ operations internationally, including an office in Addlestone, England, for our Europe operations, offices in Singapore and Shanghai for our Asia/Pacific operations and an office in Sydney for our Australia operations. We lease an office in Madrid, Spain and in Mexico City, Mexico to administer our Pullmantur operations.

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

We lease our logistics center in Pembroke Park, Florida totaling approximately 154,000 square feet through December 2009. We also lease a building in Weston, Florida totaling approximately 267,000 square feet which is currently used as additional office space. This facility will be used as our logistics center in the future.

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

We have a lawsuit pending in the Circuit Court for Miami-Dade County, Florida against Rolls Royce, co-producer of the Mermaid pod-propulsion system on Millennium-class ships, for the recurring Mermaid pod failures. Alstom Power Conversion, the other co-producer of the pod-propulsion system, settled out of this suit in January 2006 for $38.0 million. In December 2008, Rolls Royce filed its answer to our lawsuit denying the allegations and asserting various affirmative defenses. At the same time, Rolls Royce counterclaimed that we engaged in a civil conspiracy with Alstom Power Conversion and its various affiliates (“Alstom”), that we tortiously interfered with Rolls Royce’s joint venture agreement with Alstom and that we caused Alstom to breach its fiduciary obligations owing to Rolls Royce under the joint venture agreement. Rolls Royce alleges damages against us in excess of $100.0 million for these claims. They also brought a third-party complaint against Alstom and are seeking indemnification and contribution from them. We have moved to dismiss Rolls Royce’s counterclaims on the basis that they are frivolous, unfounded and untimely. We are not able at this time to estimate the outcome of the Rolls Royce proceeding although we believe we have meritorious claims against Rolls Royce and meritorious defenses to the counterclaims, both of which we intend to vigorously pursue.

In July 2006, a purported class action lawsuit was filed in the United States District Court for the Central District of California alleging that we failed to timely pay crew wages and failed to pay proper crew overtime. The suit seeks payment of damages, including penalty wages under the United States Seaman’s Wage Act and equitable relief damages under the California Unfair Competition Law. In December 2006, the District Court granted our motion to dismiss the claim and held that it should be arbitrated pursuant to the arbitration provision in Royal Caribbean’s collective bargaining agreement. In November 2008, the United States Ninth Circuit Court of Appeals affirmed the District Court’s finding and plaintiffs subsequent request for rehearing and rehearing en banc was denied. We are not able at this time to estimate the impact of this proceeding.

The Miami District Office of the United States Equal Employment Opportunity Commission (“EEOC”) has alleged that certain of our shipboard employment practices do not comply with United States employment laws. In June 2007, the EEOC proposed payment of monetary sanctions and certain remedial actions. Following discussions with the EEOC regarding this matter, the EEOC informed us that they transferred the matter to its legal unit for litigation review. To date, no legal proceedings have been initiated. We do not believe that this matter will have a material adverse impact on our financial condition or results of operations.

The Florida Attorney General’s office is investigating whether there is or has been a violation of state or federal anti-trust laws in connection with the setting by us and other cruise line operators of fuel supplements in 2007. We are cooperating with the Attorney General’s office in connection with this investigation and are not able at this time to estimate the impact of this investigation.

In October 2008, we were named as a defendant in a purported class action filed in the United States District Court, Western District of Washington against Park West Galleries, Inc. (“Park West”), Fine Arts Sales, Inc., HSBC Bank Nevada, NA, HSBC Finance Corporation, Holland America Line Inc., Holland America Line – USA Inc. and other unnamed parties on behalf of purchasers of artwork from Park West. The suit alleges that Park West sold art pieces that Park West falsely claimed were authored by certain artists. The suit seeks damages and equitable relief on behalf of the class members and alleges claims for violation of the Racketeer Influenced and Corrupt Organizations Act (RICO), breach of contract, statutory fraud and other similar claims. Park West has a concession to sell artwork onboard Royal Caribbean International and Celebrity Cruises ships. In January 2009, we were dismissed without prejudice from the case.

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

Market Information

Our common stock is listed on the New York Stock Exchange (“NYSE”) and the Oslo Stock Exchange (“OSE”) under the symbol “RCL”. The table below sets forth the high and low prices of our common stock as reported by the NYSE and the OSE for the two most recent years by quarter:

	NYSE Common Stock		OSE Common Stock(1)
	High	Low	High	Low
2008
Fourth Quarter	$21.26	$6.64	133.50	54.50
Third Quarter	29.35	19.54	164.00	97.50
Second Quarter	35.47	22.33	181.50	113.50
First Quarter	41.22	30.23	229.00	160.00
2007
Fourth Quarter	$43.45	$37.52	243.50	205.00
Third Quarter	42.53	36.03	251.00	203.50
Second Quarter	44.62	40.43	268.00	244.00
First Quarter	45.34	38.68	290.00	243.00

(1)	Denominated in Norwegian kroner.

Holders

As of February 12, 2009 there were 1,254 record holders of our common stock. Since certain of our shares are held indirectly, the foregoing number is not representative of the number of beneficial owners.

Dividends

We declared cash dividends on our common stock of $0.15 per share in the each of the first three quarters of 2008 and each of the quarters of 2007. Commencing in the fourth quarter 2008 our board of directors discontinued the quarterly dividends.

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

Issuer Purchases of Equity Securities

None.

Performance Graph

The following graph compares the total return, assuming reinvestment of dividends, on an investment in the Company, based on performance of the Company’s common stock with the performance of the Standard & Poor’s 500 Composite Stock Index and the Dow Jones United States Travel and Leisure Index for a five year period by measuring the changes in common stock prices from December 31, 2003 to December 31, 2008.

	12/03	12/04	12/05	12/06	12/07	12/08
Royal Caribbean Cruises Ltd.	$100.00	$158.32	$132.66	$123.67	$128.70	$42.33
S&P 500	$100.00	$110.88	$116.33	$134.70	$142.10	$89.53
Dow Jones United States Travel & Leisure	$100.00	$128.53	$130.64	$159.96	$157.71	$102.30

The stock performance graph assumes for comparison that the value of the Company’s common stock and of each index was $100 on December 31, 2003 and that all dividends were reinvested. Past performance is not necessarily an indicator of future results.

Item 6.	Selected Financial Data

The selected consolidated financial data presented below for the years 2004 through 2008 and as of the end of each such year, are derived from our audited financial statements and should be read in conjunction with those financial statements and the related notes.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Operating Data:

Total revenues	$6,532,525	$6,149,139	$5,229,584	$4,903,174	$4,555,375

Operating income	831,984	901,335	858,446	871,565	753,589
Income before cumulative effect of a change in accounting principle	573,722	603,405	633,922	663,465	474,691
Cumulative effect of a change in accounting principle[1]	—	—	—	52,491	—

Net income	573,722	603,405	633,922	715,956	474,691

Per Share Data — Basic:
Income before cumulative effect of a change in accounting principle	$2.69	$2.84	$3.01	$3.22	$2.39
Cumulative effect of a change in accounting principle[1]	$—	$—	$—	$0.25	$—

Net income	$2.69	$2.84	$3.01	$3.47	$2.39

Weighted-average shares	213,477	212,784	210,703	206,217	198,946

Per Share Data — Diluted:
Income before cumulative effect of a change in accounting principle	$2.68	$2.82	$2.94	$3.03	$2.26
Cumulative effect of a change in accounting principle[1]	$—	$—	$—	$0.22	$—

Net income	$2.68	$2.82	$2.94	$3.26	$2.26

Weighted-average shares and potentially dilutive shares	214,195	214,255	221,485	234,714	234,580

Dividends declared per common share	$0.45	$0.60	$0.60	$0.56	$0.52

Balance Sheet Data:

Total assets	$16,463,310	$14,982,281	$13,393,088	$11,255,771	$11,964,084

Total debt, including capital leases	7,011,403	5,698,272	5,413,744	4,154,775	5,731,944

Common stock	2,239	2,235	2,225	2,165	2,012

Total shareholders’ equity	6,803,012	6,757,343	6,091,575	5,554,465	4,804,520

[1]

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

Cautionary Note Concerning Factors That May Affect Future Results

Certain statements under this caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this document constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “will,” and similar expressions are intended to identify these forward-looking statements. Forward-looking statements do not guarantee future performance and may involve risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to those discussed under Item 1A. Risk Factors as well as the following:

•	the adverse impact of the continuing worldwide economic downturn on the demand for cruises,

•

the impact of the economic downturn on the availability of our credit facility and on our ability to generate cash flows from operations or obtain new borrowings from the credit or capital markets in amounts sufficient to satisfy our capital expenditures, debt repayments and other financing needs,

•	the impact of disruptions in the global financial markets on the ability of our counterparties and others to perform their obligations to us,

•	the uncertainties of conducting business internationally and expanding into new markets,

•	the volatility in fuel prices and foreign exchange rates,

•	the impact of changes in operating and financing costs, including changes in foreign currency, interest rates, fuel, food, payroll, airfare for our shipboard personnel, insurance and security costs,

•	the impact of problems encountered at shipyards and their subcontractors including insolvency or financial difficulties,

•	vacation industry competition and changes in industry capacity and overcapacity,

•	the impact of tax and environmental laws and regulations affecting our business or our principal shareholders,

•	the impact of changes in other laws and regulations affecting our business,

•	the impact of pending or threatened litigation, enforcement actions, fines or penalties,

•	the impact of delayed or cancelled ship orders,

•	the impact of emergency ship repairs, including the related lost revenue,

•	the impact on prices of new ships due to shortages in available shipyard facilities, component parts and shipyard consolidations,

•	negative incidents involving cruise ships including those involving the health and safety of passengers,

•	reduced consumer demand for cruises as a result of any number of reasons, including geo-political and economic uncertainties and the unavailability or cost of air service,

•	the international political climate, fears of terrorist and pirate attacks, armed conflict and the resulting concerns over safety and security aspects of traveling,

•	the impact of the spread of contagious diseases,

•	the impact of changes or disruptions to external distribution channels for our guest bookings,

•	the loss of key personnel or our inability to retain or recruit qualified personnel,

•	changes in our stock price or principal shareholders,

•	uncertainties of a foreign legal system as we are not incorporated in the United States,

•	the unavailability of ports of call,

•	weather.

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

We believe we have made reasonable estimates for ship accounting purposes. However, should certain factors or circumstances cause us to revise our estimates of ship service lives or projected residual values, depreciation expense could be materially higher or lower. If circumstances cause us to change our assumptions in making determinations as to whether ship improvements should be capitalized, the amounts we expense each year as repairs and maintenance costs could increase, partially offset by a decrease in depreciation expense. If we had reduced our estimated average 30-year ship service life by one year, depreciation expense for 2008 would have increased by approximately $31.4 million. If our ships were estimated to have no residual value, depreciation expense for 2008 would have increased by approximately $90.1 million.

Valuation of Long-Lived Assets, Goodwill and Indefinite-Lived Intangible Assets

We review our ships and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of these assets based on our estimate of their undiscounted future cash flows. If estimated future cash flows are less than the carrying value of an asset, an impairment charge is recognized for the difference between the asset’s estimated fair value and its carrying value.

We determine fair value based on quoted market prices in active markets, if available. If active markets are not available we base fair value on independent appraisals, sales price negotiations and projected future cash flows discounted at a rate determined by management to be commensurate with the business risk. The estimation of fair value utilizing discounted forecasted cash flows includes numerous uncertainties which require significant judgment when making assumptions of revenues, operating costs, marketing, selling and administrative expenses, interest rates, cruise vacation industry competition and general economic and business conditions, among other factors.

We review goodwill, trademarks and tradenames, which are our most significant indefinite-lived intangible assets, for impairment whenever events or circumstances indicate but at least annually. The impairment review for goodwill consists of a two- step process of first determining the fair value of the reporting unit and comparing it to the carrying value of the net assets allocated to the reporting unit. If the fair value of the reporting unit exceeds the carrying value, no further analysis or write-down of goodwill is required. If the fair value of the reporting unit is less than the carrying value of its net assets, the implied fair value of the reporting unit is allocated to all its underlying assets and liabilities, including both recognized and unrecognized tangible and intangible assets, based on their fair value. If necessary, goodwill is then written down to its implied fair value. The impairment review for indefinite-life intangible assets consists of a comparison of the fair value of the asset with its carrying amount. If the carrying amount exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. If the fair value exceeds its carrying amount, the indefinite-life intangible asset is not considered impaired.

The fair value of a reporting unit and an indefinite-life intangible asset is based on quoted market prices if available. Quoted market prices are often not available for individual reporting units and for indefinite-life intangible assets. Accordingly, we base the fair value of a reporting unit and an indefinite-life intangible asset on an expected present value technique.

We performed the annual impairment review for goodwill during the fourth quarter of 2008. We determined the fair value of our two reporting units which include goodwill, Royal Caribbean International and Pullmantur, using a probability-weighted discounted cash flow model. The principal assumptions used in the discounted cash flow model are projected operating results, weighted average cost of capital, and terminal value. Cash flows were calculated using our 2009 projected operating results as a base. To that base we added future years’ cash flows assuming multiple revenue and expense scenarios that reflect the impact on each reporting unit of different global economic environments beyond 2009.

We discounted the projected cash flows using rates specific to each reporting unit based on their respective weighted average cost of capital. Based on the probability-weighted discounted cash flows of each reporting unit we determined the fair values of Royal Caribbean International and Pullmantur exceeded their carrying values. Therefore, we did not proceed to step two of the impairment analysis and we do not consider goodwill to be impaired.

We also performed the annual impairment review of our trademarks and trade names during the fourth quarter of 2008 using a discounted cash flow model and the relief-from-royalty method. The royalty rate used is based on comparable royalty agreements in the tourism and hospitality industry. We used the same discount rate used in valuing the Pullmantur reporting unit. Based on the discounted cash flow model we determined the fair value of our trademarks and trade names exceeded their carrying value.

In performing our asset impairment analysis, we considered the fact that at December 31, 2008, the book value of our shareholders’ equity exceeded our market capitalization. However, we did not consider this to be determinative, especially in light of recent negative market conditions, the turmoil in the credit and capital markets and the resulting weakened demand environment.

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

Onboard and other expenses consist of the direct costs associated with onboard and other revenues. These costs include the cost of products sold onboard our ships, vacation protection insurance premiums, costs associated with pre- and post-cruise tours and related credit card fees. These costs also include minimal costs associated with concession revenues, as the costs are mostly incurred by third-party concessionaires.

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

Non-GAAP Financial Measures

Available Passenger Cruise Days (“APCD”) are our measurement of capacity and represent double occupancy per cabin multiplied by the number of cruise days for the period. We use this measure to perform capacity and rate analysis to identify our main non-capacity drivers which cause our cruise revenue and expenses to vary.

Gross Cruise Costs represent the sum of total cruise operating expenses plus marketing, selling and administrative expenses.

Gross Yields represent total revenues per APCD.

Net Cruise Costs represent Gross Cruise Costs excluding commissions, transportation and other expenses and onboard and other expenses (each of which is described above under the Terminology heading). In measuring our ability to control costs in a manner that positively impacts net income, we believe changes in Net Cruise Costs to be the most relevant indicator of our performance. A reconciliation of historical Gross Cruise Costs to Net Cruise Costs is provided below under Summary of Historical Results of Operations. We have not provided a quantitative reconciliation of projected Gross Cruise Costs to projected Net Cruise Costs due to the significant uncertainty in projecting the costs deducted to arrive at this measure. Accordingly, we do not believe that reconciling information for such projected figures would be meaningful.

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

The use of certain significant non-GAAP measures, such as Net Yields and Net Cruise Costs, allow us to perform capacity and rate analysis to separate the impact of known capacity changes from other less predictable changes which affect our business. We believe these non-GAAP measures provide expanded insight to measure revenue and cost performance in addition to the standard United States GAAP based financial measures. There are no specific rules or regulations for determining non-GAAP measures, and as such, there exists the possibility that they may not be comparable to other companies within the industry.

Executive Overview

We have seen a dramatic change in our operating environment during the past several months. The current worldwide economic downturn and the meltdown of the global credit and capital markets have resulted in significant deterioration in consumer confidence and spending. In addition, the current disruption and tightening of the credit and capital markets may make it more difficult for us to secure financing or to raise additional capital or to do so on acceptable terms. We are starting to experience significant compression in our booking window and forward bookings are lagging behind levels achieved during the last few years as consumers are delaying their purchase decisions. The extent and duration of this worldwide economic downturn is uncertain. Forecasting demand in 2009 is extremely difficult and we expect this difficult environment to continue at least through 2009. As a result, we expect 2009 Net Yields to decrease in the range of 9% to 13% compared to 2008.

The current economic environment has also led to more dramatic levels of volatility in fuel prices and foreign exchange rates which have become extremely volatile with significant daily or even hourly price fluctuations. For planning purposes, we do not forecast future fuel prices or exchange rates, but instead use current spot prices for calculation purposes.

In an effort to offset the impact of the weaker demand environment, we have increased our focus on cost reductions and on preserving cash and liquidity. The cost cutting initiatives we announced in July 2008 are on track to produce the anticipated savings and we have implemented a number of new initiatives including the targeting of synergies and capturing deflationary opportunities from our vendors. As a result of these initiatives, we expect a reduction in our 2009 Net Cruise Costs in the range of 7% to 9% per APCD compared to 2008. Approximately 2 percentage points of this decrease relates to reductions in the price of fuel in 2009.

We have also discontinued our quarterly dividend commencing in the fourth quarter of 2008, curtailed our non-shipbuild capital expenditures, and currently do not have plans to place further newbuild ship orders. We are also exploring other activities to improve our liquidity. We believe these strategies will enhance our ability to better fund our capital spending obligations and improve our balance sheet.

While cutting costs throughout the organization, we have not altered our strategy of substantially growing our sourcing of passengers outside of North America. We continue to increase our investments in growth outside of North America with the goal of diversifying our sources and increasing our opportunities for revenue growth.

We have four Solstice-class vessels under construction in Germany, all of which have committed bank financing arrangements and include financing guarantees from HERMES (Euler Hermes Kreditrersicherungs AG), the export credit agency of the German government for 95% of the financed amount. We also have two Oasis-class vessels under construction in Finland each of which has commitments for financing guarantees from Finnvera, the export credit agency of Finland for 80% of the financed amount. We are working with the relevant export credit agencies and various financial institutions to obtain committed financing for Oasis of the Seas. This includes exploring opportunities to increase the guarantee level and obtain partial funding support from the relevant export credit agencies. Although we believe that we will secure committed financing for these ships before their delivery dates, there can be no assurance that we will be able to do so or that we will do so on acceptable terms.

Summary of Historical Results of Operations

Although the operating environment has deteriorated since September 2008, total revenues increased 6.2% to $6.5 billion from total revenues of $6.1 billion for 2007 primarily due to a 5.2% increase in capacity and a 1.0% increase in Gross Yields. Net Yields increased by approximately 0.5% compared to 2007. The increase in Net Yields was primarily due to an increase in ticket prices partially offset by a decrease in onboard and other revenues. The increase in total revenues was partially offset by an increase in expenses primarily due to the increase in fuel and to a lesser extent, payroll and related expenses. In addition, we recorded a one-time litigation gain of approximately $17.6 million related to the settlement of our pending case against Pentair Water Treatment (OH) Company (formerly known as Essef Corporation). As a result, our net income was $573.7 million or $2.68 per share on a diluted basis for 2008 compared to $603.4 million or $2.82 per share on a diluted basis for 2007.

Highlights for 2008 included:

•

Total revenues increased 6.2% to $6.5 billion from total revenues of $6.1 billion in 2007 primarily due to a 5.2% increase in capacity and a 1.0% increase in Gross Yields. Net Yields increased by approximately 0.5% compared to the same period in 2007.

•	Net Cruise Costs per APCD increased 3.7% compared to 2007.

•	Fuel expenses per APCD, net of the financial impact of fuel swap agreements, increased 25.7% per APCD as compared to the same period in 2007.

•	Our Net Debt-to-Capital ratio increased to 49.3% in 2008 from 44.7% in 2007. Similarly, our Debt-to-Capital ratio increased to 50.8% in 2008 from 45.7% in 2007.

•	As of December 31, 2008, liquidity was $1.0 billion, including cash and the undrawn portion of our unsecured revolving credit facility.

•

We took delivery of Independence of the Seas, the third Freedom-class ship for Royal Caribbean International in the second quarter of 2008. To finance the purchase, we borrowed $530.0 million under an unsecured term loan due through 2015. The loan bears interest at LIBOR plus an applicable margin. Currently, the rate is approximately 5.40%.

•

We took delivery of Celebrity Solstice, the first Solstice-class ship for Celebrity Cruises in the fourth quarter of 2008. To finance the purchase, we borrowed $519.1 million under an unsecured term loan due through 2020. The loan bears interest at LIBOR plus 0.45%; the rate is currently 4.28%.

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

•

We finalized our contract with Meyer Werft GmbH to build a fifth Solstice-class ship for Celebrity Cruises, for an additional capacity of approximately 2,850 berths, which is expected to enter service in the fourth quarter of 2012. We signed a credit agreement to finance approximately 80% of the contract price at delivery.

•

We sold our interest in Island Cruises to TUI Travel PLC, the other 50% owner in the joint venture. We received proceeds of $51.4 million and recognized a gain of approximately $1.0 million on the transaction. As part of the transaction, we agreed to an early termination of the charter of Island Star to Island Cruises. We anticipate the return of Island Star in April 2009 and intend to redeploy the ship to Pullmantur at that time.

•	We discontinued the Company’s dividend beginning in the fourth quarter of 2008.

We reported historical total revenues, operating income, net income and earnings per share as shown in the following table (in thousands, except per share data):

	Year Ended December 31,
	2008	2007	2006
Total revenues	$6,532,525	$6,149,139	$5,229,584

Operating income	$831,984	$901,335	$858,446

Net income	$573,722	$603,405	$633,922

Basic earnings per share:
Net income	$2.69	$2.84	$3.01

Diluted earnings per share:
Net income	$2.68	$2.82	$2.94

The following table presents historical operating data as a percentage of total revenues for the last three years:

	Year Ended December 31,
	2008	2007	2006
Passenger ticket revenues	72.4	72.0	73.4
Onboard and other revenues	27.6	28.0	26.6

Total revenues	100.0%	100.0%	100.0%

Cruise operating expenses
Commissions, transportation and other	18.3	18.3	17.6
Onboard and other	7.0	6.6	6.3
Payroll and related	10.1	9.5	9.6
Food	5.2	5.3	5.3
Fuel	11.1	8.9	9.2
Other operating	15.8	16.2	14.1

Total cruise operating expenses	67.5	64.8	62.1
Marketing, selling and administrative expenses	11.9	12.7	13.4
Depreciation and amortization expenses	7.9	7.8	8.1

Operating income	12.7	14.7	16.4
Other expense	(3.9)	(4.9)	(4.3)

Net income	8.8%	9.8%	12.1%

Selected historical statistical information is shown in the following table:

	Year Ended December 31,
	2008	2007	2006
Passengers Carried	4,017,554	3,905,384	3,600,807
Passenger Cruise Days	27,657,578	26,594,515	23,849,606
APCD	26,463,637	25,155,768	22,392,478
Occupancy	104.5%	105.7%	106.5%

Gross Yields and Net Yields were calculated as follows (in thousands, except APCD and Yields):

	Year Ended December 31,
	2008	2007	2006
Passenger ticket revenues	$4,730,289	$4,427,384	$3,838,648
Onboard and other revenues	1,802,236	1,721,755	1,390,936

Total revenues	6,532,525	6,149,139	5,229,584

Less:
Commissions, transportation and other	1,192,316	1,124,022	917,929
Onboard and other	458,385	405,637	331,218

Net revenues	$4,881,824	$4,619,480	$3,980,437

APCD	26,463,637	25,155,768	22,392,478
Gross Yields	$246.85	$244.44	$233.54
Net Yields	$184.47	$183.64	$177.76

Gross Cruise Costs and Net Cruise Costs were calculated as follows (in thousands, except APCD and costs per APCD):

	Year Ended December 31,
	2008	2007	2006
Total cruise operating expenses	$4,403,666	$3,981,698	$3,249,629
Marketing, selling and administrative expenses	776,522	783,040	699,864

Gross Cruise Costs	5,180,188	4,764,738	3,949,493

Less:
Commissions, transportation and other	1,192,316	1,124,022	917,929
Onboard and other	458,385	405,637	331,218

Net Cruise Costs	$3,529,487	$3,235,079	$2,700,346

APCD	26,463,637	25,155,768	22,392,478
Gross Cruise Costs per APCD	$195.75	$189.41	$176.38
Net Cruise Costs per APCD	$133.37	$128.60	$120.59

Net Debt-to-Capital was calculated as follows (in thousands):

	As of December 31,
	2008	2007
Long-term debt, net of current portion	$6,539,510	$5,346,547
Current portion of long-term debt	471,893	351,725

Total debt	7,011,403	5,698,272
Less: Cash and cash equivalents	402,878	230,784

Net Debt	$6,608,525	$5,467,488

Total shareholders’ equity	$6,803,012	$6,757,343
Total debt	7,011,403	5,698,272

Total debt and shareholders’ equity	13,814,415	12,455,615

Debt-to-Capital	50.8%	45.7%
Net Debt	6,608,525	5,467,488

Net Debt and shareholders’ equity	$13,411,537	$12,224,831

Net Debt-to-Capital	49.3%	44.7%

Outlook

On January 29, 2009, we announced the following guidance for the full year and first quarter of 2009:

Full Year 2009

We expected Net Yields to decrease in the range of 9% to 13% compared to 2008.

We expected Net Cruise Costs per APCD to decrease in the range of 7% to 9% compared to 2008. Excluding fuel, we expected Net Cruise Costs per APCD to decrease in the range of 5% to 7% compared to 2008.

We do not forecast fuel prices and our cost calculation for fuel is based on current “at-the-pump” prices net of any hedging impacts. If fuel prices for the full year 2009 remain at the level of January 29, 2009, fuel expenses for the full year 2009 would be approximately $580.0 million. For the full year 2009, our fuel expense is approximately 47% hedged. Assuming our fuel prices correlate with the movement in the price of WTI, a $10 change in the WTI price per barrel would result in a change in our fuel costs of approximately $46.0 million for the full year 2009, after taking into account existing hedges.

We expected a 6.7% increase in capacity in 2009, primarily driven by a full year of Celebrity Solstice, which entered service in November 2008, a full year of Independence of the Seas, which entered service in May 2008, the addition of Celebrity Equinox, which will enter service during the third quarter of 2009, and the addition of Oasis of the Seas, which will enter service in the fourth quarter of 2009.

Depreciation and amortization expenses were expected to be in the range of $543.0 million to $563.0 million, and interest expense was expected to be in the range of $320.0 million to $340.0 million.

Based on the expectations contained in this Outlook section, and assuming that fuel prices remain at the level of the January 29, 2009 “at-the-pump” prices, we expected full year 2009 earnings per share to be around $1.40.

Our outlook has remained essentially unchanged since our announcement on January 29, 2009.

First Quarter 2009

As announced on January 29, 2009, we expected Net Yields will decrease in the range of 14% to 16% compared to 2008.

We expected Net Cruise Costs per APCD to decrease in the range of 4% to 6% compared to 2008. Excluding fuel, we expected Net Cruise Costs per APCD to decrease in the range of 5% to 7% compared to 2008.

We do not forecast fuel prices and our cost calculation for fuel is based on current “at-the-pump” prices net of any hedging impacts. If fuel prices for the first quarter of 2009 remain at the level of January 29, 2009, fuel expenses for the first quarter of 2009 would be approximately $165.0 million. For the first quarter of 2009, our fuel expense is approximately 58% hedged. Assuming our fuel prices correlate with the movement in the price of WTI, a $10 change in the WTI price per barrel would result in a change in our fuel costs of approximately $8.0 million for the first quarter of 2009, after taking into account existing hedges.

We expected a 6.9% increase in capacity, primarily driven by the addition of Independence of the Seas, which entered service in May 2008, the addition of Celebrity Solstice, which entered service in November 2008, and the addition of Ocean Dream, which entered service in March 2008.

Depreciation and amortization expenses were expected to be in the range of $135.0 million to $140.0 million and interest expense was expected to be in the range of $77.0 million to $81.0 million.

Based on the expectations contained in this Outlook section, and assuming that fuel prices remain at the level of the January 29, 2009 “at-the-pump” prices, we expected a first quarter 2009 loss per share in the range of $0.30 to $0.35.

Our outlook has remained essentially unchanged since our announcement on January 29, 2009.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues

Total revenues for 2008 increased $383.4 million or 6.2% to $6.5 billion from $6.1 billion in 2007. Approximately $319.7 million of this increase is attributable to an increase in capacity of 5.2%. The increase in capacity is primarily due to the addition of Independence of the Seas, which entered service in May 2008, a full year of Liberty of the Seas, which entered service in May 2007, the addition of Ocean Dream, which entered service in March 2008, and the addition of Celebrity Solstice, which entered service in November 2008. The remaining increase of $63.7 million is due primarily to an increase in ticket prices partially offset by a decrease in onboard and other revenues. The decrease in onboard and other revenues is due primarily to a decrease in spending on a per passenger basis.

Onboard and other revenues included concession revenues of $230.8 million in 2008 compared to $239.3 million for the same period in 2007. The decrease in concession revenues was primarily due to a decrease in spending on a per passenger basis partially offset by the increase in capacity mentioned above.

Cruise Operating Expenses

Total cruise operating expenses for 2008 increased $422.0 million or 10.6% to $4.4 billion from $4.0 billion for 2007. Approximately $207.0 million of this increase is attributable to the 5.2% increase in capacity. The remaining increase of $215.0 million was primarily driven by increases in fuel expenses, and to a lesser extent payroll and related expenses. Fuel expenses, which are net of the financial impact of fuel swap agreements, increased 30.0% per metric ton in 2008 as compared to 2007 primarily as a result of increasing fuel prices. As a percentage of total revenues, fuel expenses were 11.1% and 8.9% in 2008 and 2007, respectively. The increase in payroll and related expenses was associated with benefits and higher staffing levels.

Marketing, Selling and Administrative Expenses

Marketing, selling and administrative expenses for 2008 decreased $6.5 million or 0.8% to $776.5 million from $783.0 million for 2007. The decrease was primarily due to the cost savings initiative announced during the third quarter to reduce spending along with a change in the employee forfeiture rate assumption related to our stock-based employee compensation plans that resulted in a benefit of approximately $8.2 million in the second quarter of 2008. As part of the cost savings initiative, we eliminated approximately 400 shore-side positions during the third quarter of 2008. The decrease due to the cost savings initiative was partially offset by termination benefits of $9.0 million, related to the same initiative and increases in headcount and other costs associated with personnel during the first six months of 2008.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for 2008 increased $37.3 million or 7.7% to $520.4 million from $483.1 million for the same period in 2007. This increase is primarily due to the addition of Independence of the Seas, which entered service in May 2008, a full year of Liberty of the Seas, which entered service in May 2007, and the addition of Ocean Dream, which entered service in March 2008.

Other Income (Expense)

Interest expense, net of interest capitalized, decreased to $327.3 million in 2008 from $333.8 million in 2007. Gross interest expense decreased to $371.7 million in 2008 from $373.7 million in 2007. The decrease was primarily due to lower interest rates, partially offset by a higher average debt level. Interest capitalized increased to $44.4 million in 2008 from $39.9 million in 2007 primarily due to a higher average level of investment in ships under construction.

Other income increased to $54.9 million in 2008 from $15.8 million in 2007. The increase was due to $23.0 million in foreign currency exchange gains in 2008 as compared to $6.7 million in foreign currency exchange losses in 2007, for a net change of $29.7 million when comparing these periods. The increase was also due to a $17.6 million settlement received in the case against Pentair Water Treatment (OH) Company (formerly known as Essef Corporation). These increases were partially offset by a gain of $18.5 million in 2007 related to certain derivatives instruments associated with our ship construction firm commitments denominated in euros that did not qualify for hedge accounting treatment which did not recur in 2008.

Net Yields

Net Yields increased 0.5% in 2008 compared to the same period in 2007 primarily due to increases in ticket prices as mentioned above. Occupancy in 2008 was 104.5% compared to 105.7% in 2007.

Net Cruise Costs

Net Cruise Costs increased 9.1% in 2008 compared to 2007 due to the 5.2% increase in capacity mentioned above and a 3.7% increase in Net Cruise Costs per APCD. The increase in Net Cruise Costs per APCD was primarily driven by increases in fuel expenses, and to a lesser extent, payroll and related expenses related to shipboard employees. These increases were partially offset by the decrease in marketing, selling and administrative expenses as mentioned above. Fuel expenses represented 4.3 percentage points of the overall increase in Net Cruise Costs per APCD.

Restructuring Initiatives

On July 21, 2008, we announced a cost savings initiative expected to save approximately $125.0 million of general and administrative expenses annually. This initiative was a response to the reduction in our profitability. As part of this initiative, we eliminated approximately 400 shore-side positions. In addition, we discontinued some non-core operations, including The Scholar Ship. The elimination of the shore-side positions and the discontinuation of non-core operations were concluded by the end of the third quarter of 2008.

As a result of this initiative, we incurred charges, all of which were cash charges, of $14.3 million, or $0.07 per share in 2008, comprised of $9.0 million in termination benefits and $5.3 million in contract termination costs. Expenses related to termination benefits were included in marketing, selling and administrative expenses and contract termination costs were included in other operating expenses in the consolidated statements of operations. As of December 31, 2008, we paid approximately $6.9 million of the termination benefits and all of the contract termination costs. We anticipate paying the remaining termination benefits during 2009.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues

Total revenues for 2007 increased $919.6 million or 17.6% to $6.1 billion from $5.2 billion in 2006. Approximately $645.3 million of this increase is attributable to an increase in capacity of 12.3%. The increase in capacity is primarily due to the addition of Pullmantur’s fleet, the addition of Liberty of the Seas, which entered service in May 2007 and a full year of Freedom of the Seas. This increase was partially offset by the revitalization of Majesty of the Seas during the first quarter of 2007 which was out of service for 28 days and an increase in the number of days ships were in drydock during 2007 as compared to 2006. The remaining increase of $274.3 million is due to the addition of Pullmantur’s tour business and, to a lesser extent, an increase in ticket prices. This increase was partially offset by a decrease in onboard revenues primarily due to an expanded cruise season in certain markets and itinerary changes for certain ships where passengers spend less onboard our ships.

Onboard and other revenues included concession revenues of $239.3 million in 2007 compared to $234.5 million in 2006. The increase in concession revenues was primarily due to the increase in capacity mentioned above.

Cruise Operating Expenses

Total cruise operating expenses for 2007 increased $732.1 million or 22.5% to $4.0 billion from $3.2 billion in 2006. Approximately $401.0 million of this increase is attributable to the 12.3% increase in capacity. The remaining increase of $331.1 million was primarily driven by the addition of Pullmantur’s tour business which adds costs without corresponding capacity.

Marketing, Selling and Administrative Expenses

Marketing, selling and administrative expenses for 2007 increased 11.9% to $783.0 million from $699.9 million for 2007. The increase was primarily due to the addition of Pullmantur and other increases in headcount and other costs associated with personnel.

Depreciation and Amortization expenses

Depreciation and amortization expenses for 2007 increased $61.5 million or 14.6% to $483.1 million from $421.6 million for 2006. This increase is primarily due to the addition of the Pullmantur fleet and the addition of Liberty of the Seas, which entered service in May 2007. The increase was also due to the incremental depreciation as a result of the addition of Freedom of the Seas, which entered service in June 2006, shore-side additions and ship improvements.

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

Net Yields

Net Yields increased 3.3% in 2007 compared to 2006 primarily due to, as mentioned above, the addition of Pullmantur’s tour business and, to a lesser extent, an increase in ticket prices on a per passenger basis partially offset by a decrease in onboard revenues. Occupancy in 2007 was 105.7% compared to 106.5% in 2006.

Net Cruise Costs

Net Cruise Costs increased 19.8% in 2007 compared to 2006 due to the 12.3% increase in capacity mentioned above and a 6.6% increase in Net Cruise Costs per APCD. The increase in Net Cruise Costs per APCD was primarily driven by increases in other operating expenses. Other operating expenses increased primarily due to the addition of Pullmantur’s tour business which adds costs without corresponding capacity.

Recently Adopted, and Future Application of, Accounting Standards

Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements for further information on Recently Adopted Accounting Standards and Future Application of Accounting Standards.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash flow generated from operations provides us with a significant source of liquidity. Net cash provided by operating activities decreased $197.4 million to $1.1 billion in 2008 compared to $1.3 billion in 2007. This decrease was primarily a result of a $118.5 million decrease in cash received from customer deposits. The decrease in customer deposits is a result of a compression in the booking window, forward bookings lagging behind the prior year and cruises being purchased for lower ticket prices compared to the prior year. The decrease in customer deposits was also attributable, to a lesser extent, to a decrease in the value of foreign denominated customer deposits due to the strengthening of the United States dollar during 2008 as compared to 2007.

Net cash used in investing activities increased to $2.0 billion in 2008 from $1.2 billion in 2007. The increase was primarily due to an increase in capital expenditures which were $2.2 billion in 2008, compared to $1.3 billion in 2007. Capital expenditures were primarily related to the delivery of Independence of the Seas and Celebrity Solstice in 2008 as compared to Liberty of the Seas and the purchase of Pacific Star in 2007. These expenditures were partially offset by settlements of approximately $269.8 million and $59.4 million on our foreign currency forward contracts in 2008 and 2007, respectively along with proceeds from the sale of our investment in Island Cruises of $51.4 million in 2008.

Net cash provided by financing activities was $1.1 billion in 2008 compared to $36.6 million for the same period in 2007. The change was primarily due to a decrease in repayments of debt of approximately $818.3 million and an increase in debt proceeds of approximately $288.4 million, in 2008 compared to the same period in 2007. During 2008, we received $530.0 million through an unsecured term loan due through 2015 to purchase Independence of the Seas and $519.1 million, through an unsecured term loan due through 2020 to purchase Celebrity Solstice. We also borrowed approximately $1.2 billion under our unsecured revolving credit facility of which we repaid approximately $595.0 million. We made debt repayments on various loan facilities and capital leases, including a payment of approximately $150.0 million to retire our 6.75% senior notes due March 2008. During 2008, we received $3.8 million in connection with the exercise of common stock options and paid cash dividends pertaining to the fourth quarter of 2007 and the first, second and third quarters of 2008 on our common stock of $128.0 million. Net Debt-to-Capital increased to 49.3% as of December 31, 2008 compared to 44.7% as of December 31, 2007. Similarly, our Debt-to-Capital ratio increased to 50.8% in 2008 from 45.7% in 2007.

Interest capitalized during 2008 increased to $44.4 million from $39.9 million for the same period in 2007 due to a higher average level of investment in ships under construction.

Future Capital Commitments

Our future capital commitments consist primarily of new ship orders. As of December 31, 2008, we had two ships of a new Oasis-class designated for Royal Caribbean International and four Solstice-class ships, designated for Celebrity Cruises, on order for an aggregate additional capacity of approximately 22,200 berths. The aggregate cost of the six ships is approximately $6.5 billion, of which we have deposited $540.1 million as of December 31, 2008. Approximately 13.9% of the aggregate cost of ships was exposed to fluctuations in the euro exchange rate at December 31, 2008.

As of December 31, 2008 we anticipated overall capital expenditures, including the six ships on order, will be approximately $2.1 billion for 2009, $2.2 billion for 2010, $1.0 billion for 2011, and $1.0 billion for 2012.

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2008, our contractual obligations were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations(1)	$6,959,586	$466,973	$1,636,480	$2,060,305	$2,795,828
Capital lease obligations(1)	51,817	4,920	6,319	3,196	37,382
Operating lease obligations(2)(3)	390,639	48,459	88,187	219,637	34,356
Ship purchase obligations(4)	5,319,376	1,956,756	2,643,694	718,926	—
Other(5)	647,870	132,841	174,638	154,962	185,429

Total	$13,369,288	$2,609,949	$4,549,318	$3,157,026	$3,052,995

(1)	Amounts exclude interest as a significant portion of our debt is variable-rate.
(2)	We are obligated under noncancelable operating leases primarily for a ship, offices, warehouses and motor vehicles.
(3)	Under the Brilliance of the Seas lease agreement, we may be required to make a termination payment of approximately £126.0 million, or approximately $183.9 million, based on the exchange rate at December 31, 2008, if the lease is canceled in 2012. This amount is included in the three to five years category. (See Note 16. Commitments and Contingencies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data.)
(4)	Amounts represent contractual obligations with initial terms in excess of one year.
(5)	Amounts represent future commitments with remaining terms in excess of one year to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts.

As a normal part of our business, depending on market conditions, pricing and our overall growth strategy, we continuously consider opportunities to enter into contracts for the building of additional ships. We may also consider the sale of ships or the purchase of existing ships. We continuously consider potential acquisitions and strategic alliances. If any of these were to occur, they would be financed through the incurrence of additional indebtedness, the issuance of additional shares of equity securities or through cash flows from operations.

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

Funding Sources

We have significant contractual obligations of which the capital expenditures associated with our ship purchases and our debt maturities represent our largest funding needs. We have $2.6 billion in contractual obligations due in 2009 of which approximately $2.0 billion relates to the acquisition of the Celebrity Equinox and Oasis of the Seas along with progress payments on other ship purchases. In addition, we have $10.8 billion in contractual obligations due beyond 2009 of which debt maturities and ship purchase obligations represent $6.5 billion and $3.4 billion, respectively. We have historically relied on a combination of cash flows provided by operations, drawdowns under our available credit facilities and the incurrence of additional debt to fund these obligations.

As of December 31, 2008, our liquidity was $1.0 billion consisting of approximately $402.9 million in cash and cash equivalents and $625.0 million available under our unsecured revolving credit facility. In addition, we had a working capital deficit of $1.7 billion as of December 31, 2008 as compared to our working capital deficit of $1.3 billion as of December 31, 2007. Our December 31, 2008 deficit included $968.5 million of customer deposits received on sales of cruises collected in advance of sailing and initially recorded as customer deposit liabilities on our balance sheet compared to $1.1 billion at December 31, 2007. Substantially all customer deposits represent deferred revenue rather than an actual current cash liability. We generate substantial cash flows from operations and our business model has historically allowed us to maintain this working capital deficit and still meet our operating, investing and financing needs. We expect that we will continue to have working capital deficits in the future.

We have four Solstice-class vessels under construction in Germany, all of which have committed bank financing arrangements and include financing guarantees from HERMES (Euler Hermes Kreditrersicherungs AG), the export credit agency of the German government for 95% of the financed amount. The terms of the financing guarantees and bank commitments are similar to those established for the Celebrity Solstice and are executable at our option. During 2008, we signed a credit agreement for our fifth Solstice-class ship and have elected our option to finance Celebrity Equinox. We must elect to use the remaining commitments within six months of the relevant ship delivery and they are each subject to customary funding conditions.

We also have two Oasis-class vessels under construction in Finland. Oasis of the Seas is scheduled for delivery in the fourth quarter of 2009 and Allure of the Seas is scheduled for delivery in late 2010. We have commitments for financing guarantees from Finnvera, the export credit agency of Finland for 80% of the financed amount. We must elect to use these commitments within five months of the ship delivery and they are each subject to customary funding conditions. We are working with the relevant export credit agencies and various financial institutions to obtain committed financing for Oasis of the Seas. This includes exploring opportunities to increase the guarantee level and obtain partial funding support from the relevant export credit agencies. Although we believe that we will secure committed financing for these ships before their delivery dates, there can be no assurance that we will be able to do so or that we will do so on acceptable terms.

The current worldwide economic downturn has adversely impacted our cash flows from operations. In addition, the turmoil in the credit and capital markets may make it more difficult for us to secure new financing or to raise additional capital or to do so on acceptable terms. During 2008, our credit rating was lowered from BBB- with a negative outlook to BB with a negative outlook by Standard and Poor’s. In January 2009, Standard and Poor’s placed our credit rating on credit watch with negative implications. In addition, our credit rating was lowered from Ba1 with a stable outlook to Ba2 with a negative outlook by Moody’s. There is no assurance that our credit ratings will not be lowered further. The lowering of our credit ratings may increase our cost of financing and can make it more difficult for us to access the credit and capital markets.

In response to the current environment and in light of our funding needs, we have increased our focus on preserving cash and improving our liquidity. We have discontinued our dividends, curtailed our non-shipbuild capital expenditures, currently do not have plans to place further newbuild orders, and are working with various financial institutions to secure financing for our Oasis-class ships. In addition, we may elect to fund our contractual obligations through other means if current conditions in the capital markets improve. While we anticipate that our cash flows from operations, our current available credit facilities, our current financing arrangements and those that we expect to obtain will be adequate to meet our capital expenditures and debt repayments over the next twelve-month period, there can be no assurance that this will be the case.

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

Debt Covenants

Our financing agreements contain covenants that require us, among other things, to maintain minimum net worth and fixed coverage ratio and limit our net debt-to-capital ratio. Our minimum net worth and maximum net debt-to-capital calculations exclude the impact of accumulated other comprehensive income (loss) on total shareholders’ equity. The fixed coverage ratio is calculated by dividing net cash from operations by the sum of dividend payments plus scheduled principal debt payments in excess of any new financings. We are currently in compliance with all debt covenants. The specific covenants and related definitions can be found in the applicable debt agreements, the majority of which have been previously filed with the Securities and Exchange Commission. As of December 31, 2008, our net worth was $7.1 billion compared with a minimum requirement of $5.1 billion, our fixed coverage ratio was 8.37x compared with a minimum requirement of 1.25x and our net-debt-to-capital ratio was 48.1% compared to a maximum requirement of 62.5%.

Dividends

During fiscal year 2008, we paid out dividends totaling $128.0 million.

In November 2008 our board of directors discontinued our quarterly dividend commencing with the fourth quarter of 2008. This decision is intended to enhance our liquidity during this period of heightened economic and financial market uncertainty.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Financial Instruments and Other

General

We are exposed to market risk attributable to changes in interest rates, foreign currency exchange rates and fuel prices. We manage these risks through a combination of our normal operating and financing activities and through the use of derivative financial instruments pursuant to our hedging practices and policies. The financial impacts of these hedging instruments are primarily offset by corresponding changes in the underlying exposures being hedged. We achieve this by closely matching the amount, term and conditions of the derivative instrument with the underlying risk being hedged. We do not hold or issue derivative financial instruments for trading or other speculative purposes. We monitor our derivative positions using techniques including market valuations and sensitivity analyses. (See Note 15. Fair Value Measurements to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data.)

The recent turmoil in the credit and capital markets has increased the volatility associated with interest rates, foreign currency exchange rates and fuel prices. However, we are taking steps to mitigate these risks.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our long-term debt obligations and our operating lease for Brilliance of the Seas. At December 31, 2008, approximately 43% of our long-term debt was effectively fixed and approximately 57% was floating. We enter into interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense and rent expense.

Market risk associated with our long-term fixed rate debt is the potential increase in fair value resulting from a decrease in interest rates. At December 31, 2008, our interest rate swap agreements effectively changed $350.0 million of fixed rate debt with a fixed rate of 7.25% to LIBOR-based floating rate debt, and €1.0 billion of fixed rate debt with a fixed rate of 5.625% to EURIBOR-based floating rate debt. We have cross currency swap agreements that effectively change €300.0 million of the €1.0 billion floating EURIBOR-based debt to floating LIBOR-based debt. (See Foreign Currency Exchange Rate Risk for further information). The estimated fair value of our long-term fixed rate debt at December 31, 2008, was $3.2 billion using quoted market prices, where available, or using the present value of expected future cash flows. The fair value of our associated interest rate swap agreements was estimated to be an asset of $165.5 million as of December 31, 2008 based on the present value of expected future cash flows. A hypothetical one percentage point decrease in interest rates at December 31, 2008 would increase the fair value of our long-term fixed rate debt by approximately $12.1 million, net of an increase in the fair value of the associated interest rate swap agreements.

Market risk associated with our long-term floating rate debt is the potential increase in interest expense from an increase in interest rates. A hypothetical one percentage point increase in interest rates would increase our 2009 interest expense by approximately $24.7 million, assuming no change in exchange rates.

Market risk associated with our operating lease for Brilliance of the Seas is the potential increase in rent expense from an increase in sterling LIBOR rates. As of January 2008, we have effectively changed 50% of the operating lease obligation from a floating rate to a fixed rate obligation with a weighted-average rate of 4.76% through rate fixings with the lessor. A hypothetical one percentage point increase in sterling LIBOR rates would increase our 2009 rent expense by approximately $1.4 million, based on the exchange rate at December 31, 2008.

Foreign Currency Exchange Rate Risk

Our primary exposure to foreign currency exchange rate risk relates to our ship construction firm commitments denominated in euros. We enter into euro-denominated forward contracts to manage this risk. The estimated fair value of such euro-denominated forward contracts at December 31, 2008, was a net unrealized loss of approximately $66.9 million, based on the present value of expected future cash flows. At December 31, 2008, approximately 13.9% of the aggregate cost of the ships was exposed to fluctuations in the euro exchange rate. A hypothetical 10% strengthening of the euro as of December 31, 2008, assuming no changes in comparative interest rates, would result in a $588.5 million increase in the United States dollar cost of the foreign currency denominated ship construction contracts. This increase would be largely offset by an increase in the fair value of our euro-denominated forward contracts.

As discussed above, we have cross currency swap agreements that effectively change €300 million of floating EURIBOR-based debt to $389 million of floating LIBOR-based debt at December 31, 2008. (See Interest Rate Risk for further information). The estimated fair value of these cross currency swap agreements at December 31, 2008, was an asset of approximately $44.4 million based on the present value of expected future cash flows. A hypothetical 10% strengthening of the euro as of December 31, 2008, assuming no changes in comparative interest rates, would result in an increase in the fair value of the €300 million of floating EURIBOR-based debt by $42.8 million, offset by an increase in the fair value of the cross currency swap agreements of $43.7 million.

Also, we consider our investments in foreign subsidiaries to be denominated in relatively stable currencies and of a long-term nature. We partially address the exposure of our investments in foreign subsidiaries by denominating a portion of our debt in our subsidiaries’ functional currencies (generally euros). Specifically, we have assigned debt of approximately €393.0 million, or approximately $549.1 million, as a hedge of our net investment in Pullmantur and, accordingly, have included approximately $23.2 million of foreign-currency transaction gains in the foreign currency translation adjustment component of accumulated other comprehensive income (loss) at December 31, 2008. A hypothetical 10% increase or decrease in the December 31, 2008 foreign currency exchange rate would increase or decrease the fair value of our assigned debt by $54.9 million, which would be offset by a corresponding decrease or increase in the United States dollar value of our net investment.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the consumption of fuel on our ships. Fuel cost (net of the financial impact of fuel swap agreements), as a percentage of our total revenues, was approximately 11.1% in 2008, 8.9% in 2007 and 9.2% in 2006. We use a range of instruments including fuel swap agreements to mitigate the financial impact of fluctuations in fuel prices. As of December 31, 2008, we had fuel swap agreements to pay fixed prices for fuel with an aggregate notional amount of approximately $367.2 million, maturing through 2010. The estimated fair value of these contracts at December 31, 2008 was an unrealized loss of $191.3 million. We estimate that a hypothetical 10% increase in our weighted-average fuel price from that experienced during the year ended December 31, 2008 would increase our 2009 fuel cost by approximately $76.7 million. This increase would be partially offset by an increase in the fair value of our fuel swap agreements maturing in 2009 of approximately $28.9 million.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our

Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, the independent registered certified public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their report, which is included on page F-2.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 during the quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

None.

PART III

Items 10, 11, 12, 13 and 14. Directors, Executive Officers and Corporate Governance, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Certain Relationships and Related Transactions, and Director Independence and Principal Accountant Fees and Services.

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
Brian J. Rice
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

February 23, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2009.

/s/ RICHARD D. FAIN
Richard D. Fain
Director, Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ BRIAN J. RICE
Brian J. Rice
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ HENRY L. PUJOL
Henry L. Pujol
Vice President and Corporate Controller
(Principal Accounting Officer)

/s/ * MORTEN ARNTZEN
Morten Arntzen
Director

/s/ * BERNARD W. ARONSON
Bernard W. Aronson
Director

/s/ * WILLIAM L. KIMSEY
William L. Kimsey
Director

/s/ * LAURA LAVIADA
Laura Laviada
Director

/s/ * GERT W. MUNTHE
Gert W. Munthe
Director

/s/ * EYAL M. OFER
Eyal M. Ofer
Director

/s/ * THOMAS J. PRITZKER
Thomas J. Pritzker
Director

/s/ * WILLIAM K. REILLY
William K. Reilly
Director

/s/ * BERNT REITAN
Bernt Reitan
Director

/s/ * ARNE ALEXANDER WILHELMSEN
Arne Alexander Wilhelmsen
Director

*By:	/s/ BRIAN J. RICE
Brian J. Rice, as Attorney-in-Fact

INDEX TO EXHIBITS

Exhibits 10.15 through 10.41 represent management compensatory plans or arrangements.

Exhibit	Description
3.1	— Restated Articles of Incorporation of the Company, as amended (composite) (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3, File No. 333-136186, filed with the Securities and Exchange Commission (the “Commission”)).

3.2	— Restated By-Laws of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 31, 2006).

4.1	— Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York Trust Company, N.A., successor to NationsBank of Georgia, National Association, as Trustee (incorporated by reference to Exhibit 2.4 to the Company’s 1994 Annual Report on Form 20-F filed with the Commission, File No. 1-11884).

4.2	— Fourth Supplemental Indenture dated as of August 12, 1996 to Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Document No. 2 in the Company’s Form 6-K filed with the Commission on February 10, 1997, File No. 1-11884).

4.3	— Fifth Supplemental Indenture dated as of October 14, 1997 to Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 2.10 to the Company’s 1997 Annual Report on Form 20-F filed with the Commission, File No. 1-11884).

4.4	— Sixth Supplemental Indenture dated as of October 14, 1997 to Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 2.11 to the Company’s 1997 Annual Report on Form 20-F filed with the Commission, File No. 1-11884).

4.5	— Seventh Supplemental Indenture dated as of March 16, 1998 to Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 2.12 to the Company’s 1997 Annual Report on Form 20-F filed with the Commission, File No. 1-11884).

4.6	— Eighth Supplemental Indenture dated as of March 16, 1998 to Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 2.13 to the Company’s 1997 Annual Report on Form 20-F filed with the Commission, File No. 1-11884).

4.7	— Ninth Supplemental Indenture dated as of February 2, 2001 to Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 2.10 to the Company’s 2000 Annual Report on Form 20-F filed with the Commission, File No. 1-11884).

4.8	— Tenth Supplemental Indenture dated as of February 2, 2001 to Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 2.11 to the Company’s 2000 Annual Report on Form 20-F filed with the Commission, File No. 1-11884).

4.9	— Eleventh Supplemental Indenture dated as of May 18, 2001 to Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by Reference to Exhibit 2.12 to the Company’s 2001 Annual Report on Form 20-F filed with the Commission, File No. 1-11884).

4.10	— Twelfth Supplemental Indenture dated as of May 9, 2003 to Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 2.13 to the Company’s 2003 Annual Report on Form 20-F filed with the Commission, File No. 1-11884).

4.11	— Thirteenth Supplemental Indenture dated as of November 21, 2003 to Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 2.14 to the Company’s 2003 Annual Report on Form 20-F filed with the Commission, File No. 1-11884.)

4.12	— Fourteenth Supplemental Indenture dated as of June 12, 2006 to Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.13 to the Company’s 2006 Annual Report on Form 10-K filed with the Commission).

4.13	— Fifteenth Supplemental Indenture dated as of June 12, 2006 to Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.14 to the Company’s 2006 Annual Report on Form 10-K filed with the Commission).

4.14	— Form of Indenture dated as of July 31, 2006 between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 333-136186) filed with the Commission on July 31, 2006).

4.15	— Indenture dated as of January 25, 2007 among the Company, as issuer, The Bank of New York, as trustee, transfer agent, principal paying agent and security registrar, and AIB/BNY Fund Management (Ireland) Limited, as Irish paying agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2007).

10.1	— Amended and Restated Registration Rights Agreement dated as of July 30, 1997 among the Company, A. Wilhelmsen AS., Cruise Associates, Monument Capital Corporation, Archinav Holdings, Ltd. and Overseas Cruiseship, Inc. (incorporated by reference to Exhibit 2.20 to the Company’s 1997 Annual Report on Form 20-F filed with the Commission, File No. 1-11884).

10.2	— Credit Agreement dated as of March 27, 2003, amended and restated as of June 29, 2007 among the Company and various financial institutions and Citibank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 3, 2007).

10.3	— Credit Agreement dated as of April 6, 2006, amended as of December 15, 2006, among the Company and various financial institutions and Citibank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 19, 2006 and Exhibit 10.5 to the Company’s 2006 Annual Report on Form 10-K filed with the Commission).

10.4	— Credit Agreement dated as of November 7, 2006 among the Company, various financial institutions and Citibank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 8, 2006).

10.5	— Credit Agreement dated as of March 26, 2007 among the Company and various financial institutions and Citibank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 29, 2007).

10.6	— Credit Agreement dated as of February 6, 2008 among the Company and various financial institutions and Nordea Bank Finland PLC, acting through its New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 11, 2008).

10.7	— Credit Agreement dated as of August 7, 2008 among Celebrity Solstice Inc., KfW IPEX-Bank GmbH, as agent for Euler Hermes Kreditversicherungs AG and administrative agent, and KfW IPEX-Bank GmbH and BNP Paribas S.A., as lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 11, 2008).

10.8	— Credit Agreement dated as of December 19, 2008 among Celebrity Solstice V Inc., KfW IPEX-Bank GmbH, as agent for Euler Hermes Kreditversicherungs AG and administrative agent, and KfW IPEX-Bank GmbH, as lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 24, 2008).

10.9	— Office Building Lease Agreement dated July 25, 1989 between Miami-Dade County and the Company, as amended (incorporated by reference to Exhibits 10.116 and 10.117 to the Company’s Registration Statement on Form F-1, File No. 33-46157, filed with the Commission).

10.10	— Office Building Lease Agreement dated January 18, 1994 between Miami-Dade County and the Company (incorporated by reference to Exhibit 2.13 to the Company’s 1993 Annual Report on Form 20-F filed with the Commission, File No. 1-11884).

10.11	— Lease by and between City of Wichita, Kansas and the Company dated as of December 1, 1997, together with First Supplemental Lease Agreement dated December 1, 2000 (incorporated by reference to Exhibit 4.7 to the Company’s 2002 Annual Report on Form 20-F filed with the Commission).

10.12	— Multi-Tenant Office Lease Agreement dated May 3, 2000 between the Company and Opus Real Estate National IV FL, L.L.C. (formerly Miramar 75, L.L.C.), together with four Amendments thereto dated June 1, 2000, November 20, 2000, October 11, 2001 and September 25, 2003 (incorporated by reference to Exhibit 4.6 to the Company’s 2003 Annual Report on Form 20-F filed with the Commission).

10.13	— Lease Agreement dated January 24, 2005, as amended through March 20, 2006, between the Company and Workstage-Oregon, LLC (incorporated by reference to Exhibit 10.7 to the Company’s 2004 Annual Report on Form 10-K filed with the Commission, Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed with the Commission, and Exhibit 10.12 to the Company’s 2007 Annual Report on Form 10-K filed with the Commission).

10.14	— Lease dated August 30, 2006 between DV3 Addlestone Limited, RCL Investments Ltd. (formerly Harmony Investments (Global) Limited) and the Company (incorporated by reference to Exhibit 10.12 to the Company’s 2006 Annual Report on Form 10-K filed with the Commission).

10.15	— 1995 Incentive Stock Option Plan of the Company, as amended (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8, File No. 333-84980, filed with the Commission).

10.16	— Royal Caribbean Cruises Ltd. 2000 Stock Award Plan, as Amended and Restated through September 18, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 8, 2005 and Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 22, 2006).

10.17	— Form of Royal Caribbean Cruises Ltd. 2000 Stock Award Plan Stock Option Certificate - Incentive Stock Options (incorporated by reference to Exhibit 10.34 to the Company’s 2007 Annual Report on Form 10-K filed with the Commission).

10.18	— Form of Royal Caribbean Cruises Ltd. 2000 Stock Award Plan Stock Option Certificate - Non-Qualified Shares (incorporated by reference to Exhibit 10.35 to the Company’s 2007 Annual Report on Form 10-K filed with the Commission).

10.19	— Form of Royal Caribbean Cruises Ltd. 2000 Stock Award Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.36 to the Company’s 2007 Annual Report on Form 10-K filed with the Commission).

10.20	— Form of Royal Caribbean Cruises Ltd. 2008 Equity Incentive Plan Stock Option Award Agreement – Incentive Options (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 filed with the Commission).

10.21	— Form of Royal Caribbean Cruises Ltd. 2008 Equity Incentive Plan Stock Option Award Agreement – Nonqualified shares (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 filed with the Commission).

10.22	— Form of Royal Caribbean Cruises Ltd. 2008 Equity Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 filed with the Commission).

10.23	— Employment Agreement dated July 25, 2007, amended as of December 19, 2008, between the Company and Richard D. Fain (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed with the Commission and Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2008).

10.24	— Amended and Restated Trust Agreement dated September 21, 2007, amended as of December 19, 2008, between the Company and Northern Trust, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007 filed with the Commission and Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2008).

10.25	— Employment Agreement dated July 25, 2007 between the Company and Adam M. Goldstein (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed with the Commission).

10.26	— Employment Agreement dated July 25, 2007 between Celebrity Cruises Inc. and Daniel J. Hanrahan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed with the Commission).

10.27	— Employment Agreement dated July 25, 2007 between the Company and Brian J. Rice (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed with the Commission.)

10.28	— Employment Agreement dated July 25, 2007 between the Company and Harri U. Kulovaara (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed with the Commission.).

10.29	— Description of consulting arrangement between the Company and William K. Reilly (incorporated by reference to Exhibit 10.16 to the Company’s 2004 Annual Report on Form 10-K filed with the Commission).

10.30	— Royal Caribbean Cruises Ltd. et. al. Board of Directors Non Qualified Deferred Compensation Plan, as amended through December 12, 2006 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on December 8, 2005 and Exhibit 10.25 to the Company’s 2006 Annual Report on Form 10-K filed with the Commission).

10.31	— Amendment to Royal Caribbean Cruises Ltd. et. al. Board of Directors Non Qualified Deferred Compensation Plan, dated as of November 11, 2008.

10.32	— Royal Caribbean Cruises Ltd. et. al. Non Qualified Deferred Compensation Plan Rabbi Trust (incorporated by reference to Exhibit 10.18 to the Company’s 2004 Annual Report on Form 10-K filed with the Commission).

10.33	— Royal Caribbean Cruises Ltd. Executive Incentive Plan as amended as of December 12, 2006 (incorporated by reference to Exhibit 10.27 to the Company’s 2006 Annual Report on Form 10-K filed with the Commission).

10.34	— Amendment to Royal Caribbean Cruises Ltd. Executive Incentive Plan, dated as of November 11, 2008.

10.35	— Royal Caribbean Cruises Ltd. et. al. Non Qualified Deferred Compensation Plan, formerly Royal Caribbean Cruises Ltd. et. al. Non Qualified 401(k) Plan, as amended through December 31, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 8, 2005, Exhibit 10.29 to the Company’s 2006 Annual Report on Form 10-K filed with the Commission, Exhibit 10.28 to the Company’s 2007 Annual Report on Form 10-K filed with the Commission, and Exhibit 10.29 to the Company’s 2007 Annual Report on Form 10-K filed with the Commission).

10.36	— Amendment to the Royal Caribbean Cruises Ltd. et. al. Non Qualified Deferred Compensation Plan, dated as of November 11, 2008.

10.37	— Royal Caribbean Cruises Ltd. Supplemental Executive Retirement Plan as amended through September 12, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 8, 2005, Exhibit 10.31 to the Company’s 2006 Annual Report on Form 10-K filed with the Commission, Exhibit 10.31 to the Company’s 2007 Annual Report on Form 10-K filed with the Commission, and Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 filed with the Commission).

10.38	— Amendment to the Royal Caribbean Cruises Ltd. Supplemental Executive Retirement Plan dated as of November 11, 2008.

10.39	— Summary of Royal Caribbean Cruises Ltd. Board of Directors Compensation.

10.40	— Cruise Policy effective as of October 3, 2007 for Members of the Board of Directors of the Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 filed with the Commission).

10.41	— Royal Caribbean Cruises Ltd. Executive Short-Term Bonus Plan dated as of September 12, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 filed with the Commission).

12.1	— Statement regarding computation of fixed charge coverage ratio.

21.1	— List of Subsidiaries.

23.1	— Consent of PricewaterhouseCoopers LLP, an independent registered certified public accounting firm.

23.2	— Consent of Drinker Biddle & Reath LLP.

24.1	— Power of Attorney

31.1	— Certification of Richard D. Fain required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	— Certification of Brian J. Rice required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	— Certification of Richard D. Fain and Brian J. Rice pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

ROYAL CARIBBEAN CRUISES LTD.

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders

of Royal Caribbean Cruises, Ltd.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Royal Caribbean Cruises, Ltd. and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Miami, Florida

February 23, 2009

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(in thousands, except per share data)
Passenger ticket revenues	$4,730,289	$4,427,384	$3,838,648
Onboard and other revenues	1,802,236	1,721,755	1,390,936

Total revenues	6,532,525	6,149,139	5,229,584

Cruise operating expenses:
Commissions, transportation and other	1,192,316	1,124,022	917,929
Onboard and other	458,385	405,637	331,218
Payroll and related	657,721	584,081	501,874
Food	342,620	322,996	278,604
Fuel	722,007	546,029	480,187
Other operating	1,030,617	998,933	739,817

Total cruise operating expenses	4,403,666	3,981,698	3,249,629
Marketing, selling and administrative expenses	776,522	783,040	699,864
Depreciation and amortization expenses	520,353	483,066	421,645

	5,700,541	5,247,804	4,371,138

Operating Income	831,984	901,335	858,446

Other income (expense):
Interest income	14,116	20,025	15,238
Interest expense, net of interest capitalized	(327,312)	(333,784)	(267,861)
Other income	54,934	15,829	28,099

	(258,262)	(297,930)	(224,524)

Net Income	$573,722	$603,405	$633,922

Basic Earnings per Share:
Net income	$2.69	$2.84	$3.01

Diluted Earnings per Share:
Net income	$2.68	$2.82	$2.94

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2008	2007
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$402,878	$230,784
Trade and other receivables, net	271,287	313,640
Inventories	96,077	96,813
Prepaid expenses and other assets	125,160	137,662
Derivative financial instruments	81,935	213,892

Total current assets	977,337	992,791
Property and equipment, net	13,878,998	12,253,784
Goodwill	779,246	797,791
Other assets	827,729	937,915

	$16,463,310	$14,982,281

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$471,893	$351,725
Accounts payable	245,225	222,895
Accrued interest	128,879	132,450
Accrued expenses and other liabilities	687,369	401,224
Customer deposits	968,520	1,084,359
Hedged firm commitments	172,339	146,642

Total current liabilities	2,674,225	2,339,295
Long-term debt	6,539,510	5,346,547
Other long-term liabilities	446,563	539,096

Commitments and contingencies (Note 16)

Shareholders’ equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 223,899,076 and 223,509,136 shares issued, December 31, 2008 and December 31, 2007, respectively)	2,239	2,235
Paid-in capital	2,952,540	2,942,935
Retained earnings	4,592,529	4,114,877
Accumulated other comprehensive (loss) income	(319,936)	120,955
Treasury stock (11,076,701 and 11,026,271 common shares at cost, December 31, 2008 and December 31, 2007, respectively)	(424,360)	(423,659)

Total shareholders’ equity	6,803,012	6,757,343

	$16,463,310	$14,982,281

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Operating Activities
Net income	$573,722	$603,405	$633,922
Adjustments:
Depreciation and amortization	520,353	483,066	421,645
Accretion of original issue discount on debt	1,750	1,810	17,902
Changes in operating assets and liabilities:
Decrease (increase) in trade and other receivables, net	28,150	(122,682)	(38,855)
Increase in inventories	(140)	(19,424)	(7,441)
Decrease (increase) in prepaid expenses and other assets	12,884	(37,650)	707
Increase (decrease) in accounts payable	22,322	23,398	(29,671)
(Decrease) increase in accrued interest	(3,571)	78,160	(2,196)
Increase in accrued expenses and other liabilities	39,766	72,035	24,011
(Decrease) increase in customer deposits	(118,541)	184,713	9,724
Accreted interest paid on LYONs repurchase	—	—	(121,199)
Other, net	(5,440)	1,863	39,957

Net cash provided by operating activities	1,071,255	1,268,694	948,506

Investing Activities
Purchases of property and equipment	(2,223,534)	(1,317,381)	(1,178,960)
Repayment (purchase) of notes from TUI Travel	—	100,000	(100,000)
Purchase of Pullmantur, net of cash acquired	—	—	(553,312)
Cash received on settlement of derivative financial instruments	269,815	59,392	7,288
Loans and equity contributions to unconsolidated affiliates	(52,323)	—	(12,019)
Proceeds from sale of investment in Island Cruises	51,400	—	—
Other, net	(22,607)	(12,569)	(12,075)

Net cash used in investing activities	(1,977,249)	(1,170,558)	(1,849,078)

Financing Activities
Proceeds from issuance of debt	2,223,402	1,934,979	2,933,915
Debt issuance costs	(23,872)	(10,146)	(10,004)
Repayments of debt	(987,547)	(1,805,798)	(1,785,773)
Dividends paid	(128,045)	(98,298)	(124,460)
Proceeds from exercise of common stock options	3,817	19,632	23,026
Purchases of treasury stock	—	—	(164,582)
Other, net	(4,369)	(3,758)	7,585

Net cash provided by financing activities	1,083,386	36,611	879,707

Effect of exchange rate changes on cash	(5,298)	(8,483)	—

Net increase (decrease) in cash and cash equivalents	172,094	126,264	(20,865)
Cash and cash equivalents at beginning of year	230,784	104,520	125,385

Cash and cash equivalents at end of year	$402,878	$230,784	$104,520

Supplemental Disclosures
Cash paid during the year for:
Interest, net of amount capitalized	$321,206	$285,206	$376,817

Non-cash Investing Transactions
We accrued for purchases of property and equipment paid in 2009	$63,857	$—	$—

Supplemental Schedule of Noncash Investing Activity

The Company purchased all of the capital stock of Pullmantur for approximately $558.9 million in November 2006. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired	$1,111,117
Cash paid for capital stock	(558,948)

Liabilities assumed	$552,169

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	(in thousands)
Balances at January 1, 2006	$2,165	$2,706,236	$3,132,286	$(28,263)	$(257,959)	$5,554,465
Issuance under employee related plans	12	42,031	—	—	(559)	41,484
Purchases of treasury stock	—	—	—	—	(164,582)	(164,582)
Common stock dividends	—	—	(126,997)	—	—	(126,997)
Changes related to cash flow derivative hedges	—	—	—	3,507	—	3,507
Adoption of SFAS Statement No. 158	—	—	—	(6,981)	—	(6,981)
Minimum pension liability adjustment	—	—	—	834	—	834
Foreign currency translation adjustments	—	—	—	101	—	101
Debt converted to common stock	48	155,774	—	—	—	155,822
Net income	—	—	633,922	—	—	633,922

Balances at December 31, 2006	2,225	2,904,041	3,639,211	(30,802)	(423,100)	6,091,575
Issuance under employee related plans	10	38,894	—	—	(559)	38,345
Common stock dividends	—	—	(127,739)	—	—	(127,739)
Changes related to cash flow derivative hedges	—	—	—	152,523	—	152,523
Change in defined benefit plans	—	—	—	3,500	—	3,500
Foreign currency translation adjustments	—	—	—	(4,266)	—	(4,266)
Net income	—	—	603,405	—	—	603,405

Balances at December 31, 2007	2,235	2,942,935	4,114,877	120,955	(423,659)	6,757,343
Issuance under employee related plans	4	9,605	—	—	(701)	8,908
Common stock dividends	—	—	(96,070)	—	—	(96,070)
Changes related to cash flow derivative hedges	—	—	—	(430,051)	—	(430,051)
Change in defined benefit plans	—	—	—	(2,835)	—	(2,835)
Foreign currency translation adjustments	—	—	—	(8,005)	—	(8,005)
Net income	—	—	573,722	—	—	573,722

Balances at December 31, 2008	$2,239	$2,952,540	$4,592,529	$(319,936)	$(424,360)	$6,803,012

Comprehensive income is as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Net income	$573,722	$603,405	$633,922
Changes related to cash flow derivative hedges	(430,051)	152,523	3,507
Minimum pension liability adjustment	—	—	834
Change in defined benefit plans	(2,835)	3,500	—
Foreign currency translation adjustments	(8,005)	(4,266)	101

Total comprehensive income	$132,831	$755,162	$638,364

The following tables summarize activity in accumulated other comprehensive income (loss) related to derivatives designated as cash flow hedges, change in defined benefit plans and the foreign currency translation adjustments (in thousands):

	Year Ended December 31,
	2008	2007	2006
Accumulated net (loss) gain on cash flow derivative hedges at beginning of year	$137,859	$(14,664)	$(18,171)
Net gain (loss) on cash flow derivative hedges	(374,810)	163,444	(7,483)
Net (loss) gain reclassified into earnings	(55,241)	(10,921)	10,990

Accumulated net gain (loss) on cash flow derivative hedges at end of year	$(292,192)	$137,859	$(14,664)

	Changes related to cash flow derivative hedges	Change in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)
Accumulated other comprehensive loss at beginning of the year	$137,859	$(12,739)	$(4,165)	$120,955
Current-period change	(430,051)	(2,835)	(8,005)	(440,891)

Accumulated other comprehensive loss at end of year	$(292,192)	$(15,574)	$(12,170)	$(319,936)

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. General

Description of Business

We are a global cruise company. We own five cruise brands, Royal Caribbean International, Celebrity Cruises, Pullmantur, Azamara Cruises, and CDF Croisières de France with 20, nine, six, two and one ships, respectively, at December 31, 2008. Our ships operate on a selection of worldwide itineraries that call on approximately 425 destinations. We also have a 50% investment in a joint venture with TUI AG which operates the brand TUI Cruises. Celebrity Galaxy, a 1,850-berth ship currently part of Celebrity Cruises, will be sold to TUI Cruises to serve as its first ship and will sail under a new name beginning in May 2009.

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

Depreciation of property and equipment is computed using the straight-line method over estimated useful lives of primarily 30 years for ships, net of a 15% projected residual value, and three to 40 years for other property and equipment. Depreciation for assets under capital leases and leasehold improvements is computed using the shorter of the lease term or related asset life. (See Note 6. Property and Equipment.)

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

Our goodwill impairment test is performed annually during the fourth quarter. We determined there was no goodwill impairment as of December 31, 2008, 2007 and 2006.

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

Our indefinite-life intangible assets impairment test is performed annually during the fourth quarter. We determined there was no indefinite-life intangible asset impairment as of December 31, 2008, 2007 and 2006.

Advertising Costs

Advertising costs are expensed as incurred except those costs which result in tangible assets, such as brochures, which are treated as prepaid expenses and charged to expense as consumed. Advertising costs consist of media advertising as well as brochure, production and direct mail costs. Media advertising was $152.5 million, $153.4 million and $141.3 million, and brochure, production and direct mail costs were $100.0 million, $99.0 million and $89.5 million for the years 2008, 2007 and 2006, respectively.

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

Foreign Currency Translations and Transactions

We translate assets and liabilities of our foreign subsidiaries whose functional currency is the local currency, at exchange rates in effect at the balance sheet date. We translate revenues and expenses at weighted-average exchange rates for the period. Equity is translated at historical rates and the resulting foreign currency translation adjustments are included as a component of accumulated other comprehensive (loss) income, which is reflected as a separate component of shareholders’ equity. Exchange gains or losses arising from the remeasurement of monetary assets and liabilities denominated in a currency other than the functional currency of the entity involved are immediately included in our earnings, unless certain liabilities have been designated to act as a hedge of a net investment in a foreign operation. The majority of our transactions are settled in United States dollars. Gains or losses resulting from transactions denominated in other currencies are recognized in income at each balance sheet date. Exchange gains for 2008 were $23.0 million, and exchange losses for 2007 and 2006 were $6.7 million and $2.4 million, respectively, and were recorded in other income.

Concentrations of Credit Risk

We monitor concentrations of credit risk associated with financial and other institutions with which we conduct significant business. Credit risk, including but not limited to counterparty nonperformance under derivative instruments, our revolving credit facility and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions and insurance companies that we have well established relationships with and that have credit risks acceptable to us or the credit risk is spread out among a large number of creditors. We do not anticipate nonperformance by any of our significant counterparties. In addition, we have established guidelines regarding credit ratings and investment maturities that we follow to maintain safety and liquidity. We do not normally require collateral or other security to support credit relationships; however, in certain circumstances this option is available to us. We normally require guarantees to support new ship progress payments to shipyards.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share incorporates the incremental shares issuable upon the assumed exercise of stock options and conversion of potentially dilutive securities. In addition, net income is adjusted to add back the amount of interest recognized in the period associated with convertible dilutive securities. (See Note 11. Earnings Per Share.)

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

The impact of SFAS 123R was a reduction of our net income by approximately $2.9 million, $10.3 million and $11.3 million for each of the years ended December 31, 2008, 2007, and 2006, respectively. The impact on basic and diluted earnings per share was $0.01 for the year ended December 31, 2008 and $0.05 for each of the years ended December 31, 2007 and December 31, 2006.

Segment Reporting

We operate five cruise brands, Royal Caribbean International, Celebrity Cruises, Pullmantur, Azamara Cruises and CDF Croisières de France. The brands have been aggregated as a single reportable segment based on the similarity of their economic characteristics as well as products and services provided.

Information by geographic area is shown in the table below. Passenger ticket revenues are attributed to geographic areas based on where the reservation originates.

	2008	2007	2006
Passenger ticket revenues:
United States	60%	63%	76%
All other countries	40%	37%	24%

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a formal framework for measuring fair value and expands disclosures about fair value measurements. Broadly, SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 applies prospectively to fair value measurements performed after the required effective dates as follows: on January 1, 2008, the standard applied to the measurements of fair values of financial instruments and recurring fair value measurements of non-financial assets and liabilities; on January 1, 2009, the standard will apply to non-recurring measurements of non-financial assets and liabilities such as our measurement of potential impairments of goodwill, other intangibles and other long-lived assets. On January 1, 2008, we adopted the provisions of SFAS 157 for our measurement of fair value of financial instruments and recurring fair value measurements of non-financial assets and liabilities. These provisions did not have a material impact on our consolidated financial statements. We do not expect the adoption of the remaining provisions of SFAS 157 to have a material impact on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51,” (“SFAS 160”). SFAS 160 requires reporting entities to present noncontrolling (minority) interests as equity instead of as a liability or mezzanine equity and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS 160 is effective the first fiscal year beginning after December 15, 2008, and interim periods within that fiscal year. SFAS 160 applies prospectively as of the beginning of the fiscal year SFAS 160 is initially applied, except for the presentation and disclosure requirements which are applied retrospectively for all periods presented subsequent to adoption. The adoption of SFAS 160 will not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (SFAS 133),” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 will be effective for our fiscal year 2009 interim and annual consolidated financial statements and the relevant disclosures will be added at such time.

Reclassifications

Reclassifications have been made to prior year amounts to conform to the current year presentation.

Note 3. Business Combination

In November 2006, we completed our acquisition of Pullmantur, a Madrid-based cruise and tour operator. The Pullmantur brand increases our presence in Spain and provides us with an opportunity to further grow our business in Europe and Latin America and to increase our product offerings. Pullmantur also provides us an opportunity for incremental guest, revenue and earnings growth. We purchased all of the capital stock of Pullmantur for approximately €436.3 million, or approximately $558.9 million. We include Pullmantur’s results of operations on a two-month lag to allow for more timely preparation of our consolidated financial statements.

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

United States $ (in thousands)
Total current assets	$58,931
Property and equipment (mostly ships)	366,800
Other non-current assets	5,488
Goodwill	451,355
Other intangible assets	242,600
Current portion of long-term debt	(14,897)
Other current liabilities	(110,520)
Long-term debt	(338,700)
Other long-term liabilities	(102,109)

Net assets acquired	$558,948

Of the $242.6 million of acquired intangible assets, approximately €168.6 million or $216.0 million was assigned to the value associated with the awareness and reputation of the Pullmantur brand among its passengers and is considered an indefinite-life intangible asset. Finite-life intangible assets identified of approximately €20.8 million or $26.6 million have a weighted-average useful life of approximately 4.8 years. The amount allocated to goodwill was adjusted in 2007 by €20.2 million or approximately $25.9 million as a result of the finalization of the purchase price allocation to the net assets acquired, primarily driven by our completion of the fleet valuation.

Note 4. Goodwill

In 2008, 2007 and 2006, we completed our annual goodwill impairment test and determined there was no impairment. The carrying amount of goodwill attributable to our Royal Caribbean International and the Pullmantur reporting units was as follows (in thousands):

	Royal Caribbean International	Pullmantur	Total
Balance at December 31, 2006	$283,723	$437,791	$721,514
Foreign currency translation adjustment	—	50,377	50,377
Purchase price adjustments	—	25,900	25,900

Balance at December 31, 2007	283,723	514,068	797,791
Foreign currency translation adjustment	—	(18,545)	(18,545)

Balance at December 31, 2008	$283,723	$495,523	$779,246

We performed the annual impairment review for goodwill during the fourth quarter of 2008. We determined the fair value of our two reporting units which include goodwill, Royal Caribbean International and Pullmantur, using a probability-weighted discounted cash flow model. The principal assumptions used in the discounted cash flow model are projected operating results, weighted average cost of capital, and terminal value. Cash flows were calculated using our 2009 projected operating results as a base. To that base we added future years’ cash flows assuming multiple revenue and expense scenarios that reflect the impact on each reporting unit of different global economic environments beyond 2009.

We discounted the projected cash flows using rates specific to each reporting unit based on their respective weighted average cost of capital. Based on the probability-weighted discounted cash flows of each reporting unit we determined the fair values of Royal Caribbean International and Pullmantur exceeded their carrying values. Therefore, we did not proceed to step two of the impairment analysis and we do not consider goodwill to be impaired.

Note 5. Intangible Assets

Intangible assets consist of the following (in thousands):

	2008	2007
Indefinite-life intangible asset — Pullmantur tradename	$246,014	$222,525
Foreign currency translation adjustment	(10,404)	23,489

Total	$235,610	$246,014

We performed the annual impairment review of our trademarks and trade names during the fourth quarter of 2008 using a discounted cash flow model and the relief-from-royalty method. The royalty rate used is based on comparable royalty agreements in the tourism and hospitality industry. We used the same discount rate used in valuing the Pullmantur reporting unit. Based on the discounted cash flow model we determined the fair value of our trademarks and trade names exceeded their carrying value.

Finite-life intangible assets and related accumulated amortization are immaterial to our 2008, 2007, and 2006 consolidated financial statements.

Note 6. Property and Equipment

Property and equipment consists of the following (in thousands):

	2008	2007
Land	$16,288	$16,288
Ships	16,214,832	14,284,639
Ships under construction	749,822	652,131
Other	862,129	705,304

	17,843,071	15,658,362
Less — accumulated depreciation and amortization	(3,964,073)	(3,404,578)

	$13,878,998	$12,253,784

Ships under construction include progress payments for the construction of new ships as well as planning, design, interest, commitment fees and other associated costs. We capitalized interest costs of $44.4 million, $39.9 million and $27.8 million for the years 2008, 2007 and 2006, respectively.

Note 7. Other Assets

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

We have determined that our 40% minority interest in a ship repair and maintenance facility which we invested in 2001 and again in 2008, is a VIE. The facility serves cruise and cargo ships, oil and gas tankers, and offshore units. We utilize this facility, amongst other ship repair facilities, for our regularly scheduled drydocks and certain emergency repairs as may be required. As of December 31, 2008, our investment in this entity including equity and loans, which is also our maximum exposure to loss as we are not contractually required to provide any financial or other support to the facility, was approximately $72.2 million and was included within other assets in the consolidated balance sheet. Of this amount, $26.1 million was invested in 2008 as part of an expansion of the facility. We have determined we are not the primary beneficiary as we would not absorb a majority of the facility’s expected losses nor receive a majority of the facility’s residual returns. Accordingly, we do not consolidate this entity and account for this investment under the equity method of accounting.

In conjunction with our acquisition of Pullmantur, we obtained a 49% minority interest in Pullmantur Air, S.A. (“Pullmantur Air”), a small air business that operates three aircraft in support of Pullmantur’s operations. We have determined Pullmantur Air is a VIE for which we are the primary beneficiary as we are obligated to absorb the losses. In accordance with FIN46, we have consolidated the assets and liabilities of Pullmantur Air at their fair value. The assets and liabilities of Pullmantur Air are immaterial to our December 31, 2008 and 2007 consolidated financial statements.

Other

During 2007, we received proceeds from the repayment of $100.0 million of notes from TUI Travel, which we purchased in March 2006.

Note 8. Long-Term Debt

Long-term debt consists of the following (in thousands):

	2008	2007
$1.225 million unsecured revolving credit facility, LIBOR plus 0.575% and a facility fee of 0.175% due 2012	$600,000	$30,000
Unsecured senior notes and senior debentures, 6.88% to 8.75%, due 2010 through 2016, 2018 and 2027	2,520,575	2,623,029
€1.0 billion unsecured senior notes, 5.625%, due 2014	1,463,785	1,437,429
$570 million unsecured term loan, 3.95% due through 2013	366,429	447,857
$589 million unsecured term loan, 4.39% due through 2014	462,786	546,929
$300 million unsecured term loan, LIBOR plus 0.8%, due through 2010	200,000	200,000
$225 million unsecured term loan, LIBOR plus 1.0%, due through 2012	128,543	160,695
$530 million unsecured term loan, LIBOR plus 1.01%, due through 2015	492,143	—
$519 million unsecured term loan, LIBOR plus 0.45%, due through 2020	519,146	—
$7.3 million unsecured term loan, LIBOR plus 2.5%, due through 2022	6,179	—
Unsecured term loans, LIBOR plus 0.8%, due 2010	200,000	200,000
Capital lease obligations	51,817	52,333

	7,011,403	5,698,272
Less — current portion	(471,893)	(351,725)

Long-term portion	$6,539,510	$5,346,547

During 2008, we borrowed $530.0 million under an unsecured term loan due through 2015. The loan bears interest of approximately 5.40% at December 31, 2008. The proceeds were used towards the purchase of Independence of the Seas, which was delivered in April 2008.

During 2008, we borrowed $519.1 million under an unsecured term loan due through 2020. The loan bears interest of approximately 4.28% at December 31, 2008. The proceeds were used towards the purchase of Celebrity Solstice, which was delivered in October 2008.

Under certain of our agreements, the contractual interest rate and commitment fee vary with our debt rating. During 2008, our credit rating was lowered from BBB- with a negative outlook to BB with a negative outlook by Standard and Poor’s. In January 2009, Standard and Poor’s placed our credit rating on credit watch with negative implications. In addition, our credit rating was lowered from Ba1 with a stable outlook to Ba2 with a negative outlook by Moody’s.

The unsecured senior notes and senior debentures are not redeemable prior to maturity.

Our debt agreements contain covenants that require us, among other things, to maintain minimum net worth and fixed coverage ratio and limit our net debt-to-capital ratio. We are in compliance with all covenants as of December 31, 2008. Following is a schedule of annual maturities on long-term debt as of December 31, 2008 for each of the next five years (in thousands):

Year
2009	$471,893
2010	820,701
2011	822,098
2012	918,733
2013	1,144,768

Note 9. Shareholders’ Equity

We declared cash dividends on our common stock of $0.15 per share in the first three quarters of 2008 and each of the quarters of 2007. Commencing in the fourth quarter 2008 our board of directors discontinued the quarterly dividends.

Note 10. Stock-Based Employee Compensation

As discussed in Note 2, Summary of Significant Accounting Policies, we adopted the provisions of SFAS 123R effective January 1, 2006. We have four stock-based compensation plans, which provide for awards to our officers, directors and key employees. The plans consist of a 1990 Employee Stock Option Plan, a 1995 Incentive Stock Option Plan, a 2000 Stock Award Plan, and a 2008 Equity Plan. The 1990 Stock Option Plan and the 1995 Incentive Stock Option Plan terminated by their terms in March 2000 and February 2005, respectively. The 2000 Stock Award Plan, as amended, and the 2008 Equity Plan provide for the issuance of (i) incentive and non-qualified stock options, (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units and (v) performance shares of up to 13,000,000 shares of our common stock for the 2000 Stock Award Plan and 5,000,000 shares of our common stock for the 2008 Equity Plan. During any calendar year, no one individual shall be granted awards of more than 500,000 shares. We awarded 669,538, 271,594 and 204,154 restricted stock units in 2008, 2007 and 2006, respectively. Options and restricted stock units outstanding as of December 31, 2008 vest in equal installments over four to five years from the date of grant. Generally, options and restricted stock units are forfeited if the recipient ceases to be a director or employee before the shares vest. Options are granted at a price not less than the fair value of the shares on the date of grant and expire not later than ten years after the date of grant.

In September 2006, the Compensation Committee amended the Company’s 2000 Stock Award Plan. The amendment extends the period during which a participant must exercise non-qualified options following a termination of service to one year. It also limits the period for exercise of both qualified and non-qualified options following termination of service due to a participant’s death or disability to one year. This amendment is effective for options granted on or after September 18, 2006. The amendment did not have any impact on our 2008, 2007 and 2006 consolidated financial statements.

We also provide an Employee Stock Purchase Plan to facilitate the purchase by employees of up to 800,000 shares of common stock in the aggregate. Offerings to employees are made on a quarterly basis. Subject to certain limitations, the purchase price for each share of common stock is equal to 90% of the average of the market prices of the common stock as reported on the New York Stock Exchange on the first business day of the purchase period and the last business day of each month of the purchase period. Shares of common stock of 36,836, 20,759 and 18,116 were issued under the ESPP at a weighted-average price of $20.97, $37.25 and $36.00 during 2008, 2007 and 2006, respectively.

Under an executive compensation program approved in 1994, we award to a trust on behalf of our chief executive officer, 10,086 shares of common stock per quarter, up to a maximum of 806,880 shares. Effective January 1, 2009, these shares will be issued directly to our chief executive officer rather than to the trust.

Total compensation expense recognized for employee stock based compensation for the year ended December 31, 2008 was $5.7 million. Of this amount, $6.4 million, which included a benefit of approximately $8.2 million due to a change in the employee forfeiture rate assumption was included within marketing, selling and administrative expenses and income of $0.7 million was included within payroll and related expenses which also included a benefit of approximately $1.0 million due to the change in the forfeiture rate. Total compensation expenses recognized for employee stock based compensation for the years ended December 31, 2007, and 2006 was $19.0 million, and $18.4 million, respectively. Of these amounts, $16.3 million, and $13.8 million was included within marketing, selling and administrative expenses and $2.7 million, and $4.6 million was included within payroll and related expenses for the years ended December 31, 2007, and 2006, respectively.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The estimated fair value of stock options, less estimated forfeitures, is amortized over the vesting period using the graded-vesting method. The assumptions used in the Black-Scholes option-pricing model are as follows:

	2008	2007	2006
Dividend yield	1.9%	1.3%	1.4%
Expected stock price volatility	31.4%	28.0%	33.0%
Risk-free interest rate	2.8%	4.8%	4.5%
Expected option life	5 years	5 years	5 years

Expected volatility was based on a combination of historical and implied volatilities. The risk-free interest rate is based on United States Treasury zero coupon issues with a remaining term equal to the expected option life assumed at the date of grant. The expected term was calculated based on historical experience and represents the time period options actually remain outstanding. We estimated forfeitures based on historical pre-vesting forfeitures and shall revise those estimates in subsequent periods if actual forfeitures differ from those estimates.

Stock options activity and information about stock options outstanding are summarized in the following tables:

Stock Options Activity	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value[1]
			(years)	(in thousands)
Outstanding at January 1, 2008	5,654,673	$35.14	5.12	$50,692
Granted	2,062,299	$33.07
Exercised	(167,213)	$22.13
Canceled	(903,600)	$37.99

Outstanding at December 31, 2008	6,646,159	$34.44	5.38	$2,933

Options Exercisable at December 31, 2008	3,993,455	$33.15	3.12	$2,860

[1]	The intrinsic value represents the amount by which the fair value of stock exceeds the option exercise price as of December 31, 2008.

The weighted-average estimated fair value of stock options granted was $8.72, $12.93 and $14.03 during the years ended December 31, 2008, 2007 and 2006 respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2008, 2007 and 2006 was $2.0 million, $16.8 million and $22.3 million, respectively. As of December 31, 2008, there was approximately $8.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under our stock incentive plans which is expected to be recognized over a weighted-average period of 1.6 years.

Restricted stock units are converted into shares of common stock upon vesting on a one-for-one basis. The cost of these awards is determined using the fair value of our common stock on the date of the grant, and compensation expense is recognized over the vesting period. Restricted stock activity is summarized in the following table:

Restricted Stock Activity	Number of Awards	Weighted- Average Grant Date Fair Value
Non-vested share units at January 1, 2008	486,510	$44.43
Granted	669,538	$33.79
Vested	(181,022)	$43.30
Canceled	(112,292)	$45.59

Non-vested share units expected to vest at December 31, 2008	862,734	$36.24

The weighted-average estimated fair value of restricted stock units granted during the year ended December 31, 2007, and 2006 were $44.43 and $43.61, respectively. As of December 31, 2008, we had $9.9 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock unit grants, which will be recognized over the weighted-average period of 2.0 years.

Note 11. Earnings Per Share

A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Year Ended December 31,
	2008	2007	2006
Net income	573,722	603,405	633,922
Interest on dilutive convertible notes	—	—	17,237

Net income for diluted earnings per share	$573,722	$603,405	$651,159

Weighted-average common shares outstanding	213,477	212,784	210,703
Dilutive effect of stock options and restricted stock awards	718	1,471	1,725
Dilutive effect of convertible notes	—	—	9,057

Diluted weighted-average shares outstanding	214,195	214,255	221,485

Basic earnings per share:
Net income	$2.69	$2.84	$3.01

Diluted earnings per share:
Net income	$2.68	$2.82	$2.94

Diluted earnings per share did not include options to purchase 5.3 million, 2.8 million and 3.2 million shares for each of the years ended December 31, 2008, 2007 and 2006, respectively, because the effect of including them would have been antidilutive.

Note 12. Retirement Plan

We maintain a defined contribution pension plan covering full-time shoreside employees who have completed the minimum period of continuous service. Annual contributions to the plan are based on fixed percentages of participants’ salaries and years of service, not to exceed certain maximums. Pension expenses were $17.3 million, $15.1 million and $13.9 million for the years ended December 31, 2008, 2007 and 2006, respectively, for the plan.

Note 13. Income Taxes

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

Additionally, some of our ship-operating subsidiaries are subject to income tax under the tonnage tax regimes of Malta or the United Kingdom. Under these regimes, income from qualifying activities is not subject to corporate income tax. Instead, these subsidiaries are subject to a tonnage tax computed by reference to the tonnage of the ship or ships registered under the relevant provisions of the tax regimes. Income from activities not considered qualifying activities, which we do not consider significant, remains subject to Maltese or United Kingdom corporate income tax.

Income tax expense for items not qualifying under Section 883 or under tonnage tax regimes, and for the remainder of our subsidiaries was not significant for the years ended December 31, 2008, 2007 and 2006.

We do not expect to incur income taxes on future distributions of undistributed earnings of foreign subsidiaries. Consequently, no deferred income taxes have been provided for the distribution of these earnings.

Note 14. Derivatives

Fair Value Hedges

During 2008, 2007 and 2006, we recognized in earnings, a net gain of approximately $15.6 million, a net loss of approximately $8.4 million and a net loss of $1.2 million, respectively, which represented the total ineffectiveness of all fair value hedges. During 2007, we recognized a gain of approximately $21.4 million related to derivative instruments associated with firm commitments which no longer qualified as fair value hedges. The gain primarily represented changes in the fair value of the derivative instruments from the last date the instruments were effective to the termination of the instruments. These amounts are reported in other income (expense) in our consolidated statements of operations.

Cash Flow Hedges

During 2008, 2007 and 2006, we recognized in earnings, a net loss of $1.7 million, a net gain of $1.1 million and a net loss of $0.5 million, respectively, which represented the total ineffectiveness of all cash flow hedges. During 2008, we recognized a gain of $3.3 million related to the discontinuance of certain cash flow hedges as it was deemed probable that the original forecasted transaction would not occur by the end of the originally specified time period. In addition, during 2007 we recognized a gain of $1.7 million related to certain derivative instruments which were no longer effective as cash flow hedges. These amounts are reported in other income (expense) in our consolidated statements of operations.

At December 31, 2008, $146.5 million of estimated unrealized net losses associated with our cash flow hedges are expected to be reclassified as earnings from other accumulated comprehensive income within the next twelve months. Reclassification is expected to occur primarily as the result of fuel consumption associated with our hedged forecasted fuel purchases. At December 31, 2008, we have hedged the variability in future cash flows for certain forecasted transactions occurring through the second half of 2011.

Hedge of Net Investment in a Foreign Operation

In 2006, in conjunction with our acquisition of Pullmantur, we obtained a bridge loan with a notional amount of €750.0 million, or approximately $960.5 million, of which we drew €701.0 million, or approximately $925.1 million, to finance the acquisition. We designated a portion of this bridge loan, approximately €478.8 million, or approximately $631.8 million, as a nonderivative hedge of our net investment in Pullmantur and, accordingly, included approximately $18.7 million of foreign-currency transaction losses in the foreign currency translation adjustment component of accumulated other comprehensive loss at December 31, 2006.

In 2007, prior to repaying the bridge loan, we included approximately $12.7 million of foreign-currency transaction gains in the foreign currency translation adjustment component of accumulated other comprehensive (loss) income.

Prior to the repayment of the bridge loan, we issued €1.0 billion unsecured senior notes to refinance the acquisition of Pullmantur and to repay amounts under our $1.2 billion revolving credit facility. During 2008 and 2007, we designated a portion of the €1.0 billion unsecured senior notes as a nonderivative hedge of our net investment in Pullmantur. The designated portion was approximately €393.0 million and €466.0 million, or approximately $549.1 million and $679.9 million at December 31, 2008 and 2007, respectively. During 2008 and 2007, we included approximately $23.2 million and $76.7 million of foreign-currency transaction losses, respectively, related to the €1.0 billion unsecured senior notes in the foreign currency translation adjustment component of accumulated other comprehensive loss.

Note 15. Fair Value Measurements

The Company uses quoted prices in active markets when available to determine the fair value of its financial instruments and does not hold them for trading or other speculative purposes. The estimated fair value of our financial instruments that are not measured at fair value on a recurring basis are as follows (in thousands):

	2008	2007
Long-term debt (including current portion of long-term debt)	$5,132,547	$5,558,984

In addition as discussed in Note 2, Summary of Significant Accounting Policies, we adopted the provisions of SFAS 157, “Fair Value Measurements” effective January 1, 2008. SFAS 157 defines fair value, establishes a formal framework for measuring fair value and expands disclosures about fair value measurements.

The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis as of December 31, 2008, segregated among the appropriate levels within the fair value hierarchy:

	Fair Value Measurements at December 31, 2008 Using
Description	Total	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments[1]	$284,175	$—	$284,175	$—
Investments[2]	14,238	14,238	—	—

Total Assets	$298,413	$14,238	$284,175	$—

Liabilities:
Derivative financial instruments[3]	$360,941	$—	$360,941	$—

Total Liabilities	$360,941	$—	$360,941	$—

1.	Consists of foreign currency forward contracts and interest rate, cross currency and fuel swaps.
2.	Consists of exchange-traded equity securities and mutual funds.
3.	Consists of fuel swaps and foreign currency forward contracts.

The reported fair values are based on a variety of factors and assumptions. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of December 31, 2008 or 2007, or that will be realized in the future and do not include expenses that could be incurred in an actual sale or settlement.

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

Other Financial Instruments

The carrying amounts of all other financial instruments approximate fair value at December 31, 2008 and 2007.

Note 16. Commitments and Contingencies

Capital Expenditures

As of December 31, 2008, we had two Oasis-class ships and four Solstice-class ships on order for an aggregate additional capacity of approximately 22,200 berths. The aggregate cost of the ships is approximately $6.5 billion, of which we have deposited $540.1 million as of December 31, 2008. Approximately 13.9% of the aggregate cost was exposed to fluctuations in the euro exchange rate at December 31, 2008. (See Note 15. Fair Value Measurements).

As of December 31, 2008, we anticipated overall capital expenditures, including the six ships on order, will be approximately $2.1 billion for 2009, $2.2 billion for 2010, $1.0 billion for 2011 and $1.0 billion for 2012.

Litigation

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

We have a lawsuit pending in the Circuit Court for Miami-Dade County, Florida against Rolls Royce, co-producer of the Mermaid pod-propulsion system on Millennium-class ships, for the recurring Mermaid pod failures. Alstom Power Conversion, the other co-producer of the pod-propulsion system, settled out of this suit in January 2006 for $38.0 million. In December 2008, Rolls Royce filed its answer to our lawsuit denying the allegations and asserting various affirmative defenses. At the same time, Rolls Royce counterclaimed that we engaged in a civil conspiracy with Alstom Power Conversion and its various affiliates (“Alstom”), that we tortiously interfered with Rolls Royce’s joint venture agreement with Alstom and that we caused Alstom to breach its fiduciary obligations owing to Rolls Royce under the joint venture agreement. Rolls Royce alleges damages against us in excess of $100.0 million for these claims. They also brought a third-party complaint against Alstom and are seeking indemnification and contribution from them. We have moved to dismiss Rolls Royce’s counterclaims on the basis that they are frivolous, unfounded and untimely. We are not able at this time to estimate the outcome of the Rolls Royce proceeding although we believe we have meritorious claims against Rolls Royce and meritorious defenses to the counterclaims, both of which we intend to vigorously pursue.

In July 2006, a purported class action lawsuit was filed in the United States District Court for the Central District of California alleging that we failed to timely pay crew wages and failed to pay proper crew overtime. The suit seeks payment of damages, including penalty wages under the United States Seaman’s Wage Act and equitable relief damages under the California Unfair Competition Law. In December 2006, the District Court granted our motion to dismiss the claim and held that it should be arbitrated pursuant to the arbitration provision in Royal Caribbean’s collective bargaining agreement. In November 2008, the United States Ninth Circuit Court of Appeals affirmed the District Court’s finding and plaintiffs subsequent request for rehearing and rehearing en banc was denied. We are not able at this time to estimate the impact of this proceeding.

The Miami District Office of the United States Equal Employment Opportunity Commission (“EEOC”) has alleged that certain of our shipboard employment practices do not comply with United States employment laws. In June 2007, the EEOC proposed payment of monetary sanctions and certain remedial actions. Following discussions with the EEOC regarding this matter, the EEOC informed us that they transferred the matter to its legal unit for litigation review. To date, no legal proceedings have been initiated. We do not believe that this matter will have a material adverse impact on our financial condition or results of operations.

The Florida Attorney General’s office is investigating whether there is or has been a violation of state or federal anti-trust laws in connection with the setting by us and other cruise line operators of fuel supplements in 2007. We are cooperating with the Attorney General’s office in connection with this investigation and are not able at this time to estimate the impact of this investigation.

In October 2008, we were named as a defendant in a purported class action filed in the United States District Court, Western District of Washington against Park West Galleries, Inc. (“Park West”), Fine Arts Sales, Inc., HSBC Bank Nevada, NA, HSBC Finance Corporation, Holland America Line Inc., Holland America Line – USA Inc. and other unnamed parties on behalf of purchasers of artwork from Park West. The suit alleges that Park West sold art pieces that Park West falsely claimed were authored by certain artists. The suit seeks damages and equitable relief on behalf of the class members and alleges claims for violation of the Racketeer Influenced and Corrupt Organizations Act (RICO), breach of contract, statutory fraud and other similar claims. Park West has a concession to sell artwork onboard Royal Caribbean International and Celebrity Cruises ships. In January 2009, we were dismissed without prejudice from the case.

In July 2008, we settled our pending case against Pentair Water Treatment (OH) Company (formerly known as Essef Corporation) for claims stemming from a 1994 outbreak of Legionnaires’ disease on one of Celebrity Cruises’ ships. Pursuant to the terms of the settlement agreement, we were paid, net of costs and payment to insurers, approximately $17.6 million. This award was recognized in our consolidated financial statements in 2008 within other income.

We are routinely involved in other claims typical within the cruise vacation industry. The majority of these claims are covered by insurance. We believe the outcome of such claims, net of expected insurance recoveries, will not have a material adverse impact on our financial condition or results of operations.

Operating Leases

In 2002, we entered into an operating lease denominated in British pound sterling for the Brilliance of the Seas. The lease payments vary based on sterling LIBOR. The lease has a contractual life of 25 years; however, the lessor has the right to cancel the lease at years 10 and 18. Accordingly, the lease term for accounting purposes is 10 years. In the event of early termination at year 10, we have the option to cause the sale of the vessel at its fair value and use the proceeds toward the applicable termination obligation plus any unpaid amounts due under the contractual term of the lease. Alternatively, we can make a termination payment of approximately £126.0 million, or approximately $183.9 million based on the exchange rate at December 31, 2008, if the lease is canceled in 2012, and relinquish our right to cause the sale of the vessel. This is analogous to a guaranteed residual value. This termination amount, which is our maximum exposure, has been included in the table below for noncancelable operating leases. Under current circumstances we do not believe early termination of this lease is probable.

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

In addition, we are obligated under other noncancelable operating leases primarily for offices, warehouses and motor vehicles. As of December 31, 2008, future minimum lease payments under noncancelable operating leases were as follows (in thousands):

Year
2009	$48,459
2010	45,809
2011	42,378
2012	210,436
2013	9,201
Thereafter	34,356

$390,639

Total expense for all operating leases amounted to $67.6 million, $65.6 million and $57.0 million for the years 2008, 2007 and 2006, respectively.

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

At December 31, 2008, we have future commitments to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts as follows (in thousands):

Year
2009	$132,841
2010	90,711
2011	83,927
2012	84,363
2013	70,599
Thereafter	185,429

$647,870

Note 17. Related Parties

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

Note 18. Restructuring Initiatives

During 2008, we implemented a costs savings initiative in response to the reduction in our profitability. As part of this initiative, we eliminated approximately 400 shore-side positions. In addition, we discontinued some non-core operations, including The Scholar Ship. The elimination of the shore-side positions and the discontinuation of non-core operations were concluded during the third quarter of 2008. As a result of this initiative, we incurred charges of approximately $14.3 million, or $0.07 per share in 2008, comprised of $9.0 million related to termination benefits and $5.3 million related to contract termination costs.

Expenses related to termination benefits were included in marketing, selling and administrative expenses and contract termination costs were included in other operating expenses in the consolidated statements of operations.

The following table summarizes the status of the liabilities from the cost savings initiative (in thousands):

	Beginning Balance January 1, 2008	Accruals	Payments	Ending Balance December 31, 2008	Cumulative Charges Incurred
Termination benefits	$—	$9,039	$6,937	$2,102	$9,039
Contract termination costs	—	5,291	5,291	—	5,291

Total	$—	$14,330	$12,228	$2,102	$14,330

Note 19. Quarterly Selected Financial Data (Unaudited)

	(In thousands, except per share data)
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2008	2007	2008	2007	2008	2007	2008	2007
Total revenues[1]	$1,429,085	$1,223,126	$1,583,774	$1,481,325	$2,063,389	$1,953,592	$1,456,277	$1,491,095

Operating income	$137,568	$79,643	$168,950	$200,883	$461,907	$482,834	$63,559	$137,974

Net income	$75,607	$8,825	$84,749	$128,745	$411,887	$395,000	$1,479	$70,834

Earnings per share:

Basic	$0.35	$0.04	$0.40	$0.61	$1.93	$1.85	$0.01	$0.33

Diluted	$0.35	$0.04	$0.40	$0.60	$1.92	$1.84	$0.01	$0.33

Dividends declared per share	$0.15	$0.15	$0.15	$0.15	$0.15	$0.15	$—	$0.15

[1]	Our revenues are seasonal based on the demand for cruises. Demand is strongest for cruises during the Northern Hemisphere summer months and holidays.