Form 10-Q
period 2009-03-31
ROYAL CARIBBEAN CRUISES LTD
filed 2009-04-23
CIK 884887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 213,753,108 shares of common stock outstanding as of April 13, 2009.

ROYAL CARIBBEAN CRUISES LTD.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Quarter Ended March 31,
	2009	2008
Passenger ticket revenues	$949,270	$1,037,903
Onboard and other revenues	376,332	391,182

Total revenues	1,325,602	1,429,085

Cruise operating expenses:
Commissions, transportation and other	235,829	257,940
Onboard and other	83,234	78,520
Payroll and related	168,746	154,239
Food	85,403	83,002
Fuel	154,875	158,234
Other operating	224,249	230,251

Total cruise operating expenses	952,336	962,186
Marketing, selling and administrative expenses	189,157	204,941
Depreciation and amortization expenses	139,856	124,390

Operating Income	44,253	137,568

Other income (expense):
Interest income	1,730	2,508
Interest expense, net of interest capitalized	(79,462)	(77,948)
Other (expense) income	(2,759)	13,479

	(80,491)	(61,961)

Net (Loss) Income	$(36,238)	$75,607

(Loss) Earnings per Share:
Basic	$(0.17)	$0.35

Diluted	$(0.17)	$0.35

Weighted-Average Shares Outstanding:
Basic	213,687	213,326

Diluted	213,687	214,464

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of
	March 31, 2009	December 31, 2008
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$455,884	$402,878
Trade and other receivables, net	194,508	271,287
Inventories	91,957	96,077
Prepaid expenses and other assets	124,780	125,160
Derivative financial instruments	33,030	81,935

Total current assets	900,159	977,337
Property and equipment, net	13,578,700	13,878,998
Goodwill	753,774	779,246
Other assets	958,394	827,729

	$16,191,027	$16,463,310

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$473,579	$471,893
Accounts payable	241,431	245,225
Accrued interest	108,573	128,879
Accrued expenses and other liabilities	565,051	687,369
Customer deposits	934,430	968,520
Hedged firm commitments	139,729	172,339

Total current liabilities	2,462,793	2,674,225
Long-term debt	6,493,714	6,539,510
Other long-term liabilities	484,775	446,563

Commitments and contingencies (Note 6)

Shareholders’ equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 224,061,664 and 223,899,076 shares issued, March 31, 2009 and December 31, 2008, respectively)	2,241	2,239
Paid-in capital	2,958,477	2,952,540
Retained earnings	4,556,291	4,592,529
Accumulated other comprehensive loss	(353,560)	(319,936)
Treasury stock (10,308,683 and 11,076,701 common shares at cost, March 31, 2009 and December 31, 2008, respectively)	(413,704)	(424,360)

Total shareholders’ equity	6,749,745	6,803,012

	$16,191,027	$16,463,310

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Quarter Ended March 31,
	2009	2008
Operating Activities
Net (loss) income	$(36,238)	$75,607
Adjustments:
Depreciation and amortization	139,856	124,390
Changes in operating assets and liabilities:
Decrease in trade and other receivables, net	64,954	81,033
Decrease (increase) in inventories	2,959	(227)
Increase in prepaid expenses and other assets	(500)	(17,593)
Decrease in accounts payable	(2,304)	(19,878)
Decrease in accrued interest	(20,306)	(41,545)
Decrease in accrued expenses and other liabilities	(28,610)	(10,220)
(Decrease) increase in customer deposits	(33,143)	112,092
Other, net	27,240	(1,856)

Net cash provided by operating activities	113,908	301,803

Investing Activities
Purchases of property and equipment	(219,339)	(260,788)
Cash received on settlement of derivative financial instruments	26,658	154,502
Loans and equity contributions to unconsolidated affiliates	(152,209)	(16,000)
Proceeds from the sale of Celebrity Galaxy	290,928	—
Other, net	(6,434)	(9,132)

Net cash used in investing activities	(60,396)	(131,418)

Financing Activities
Debt proceeds	813	345,000
Debt issuance costs	(105)	(11,121)
Repayments of debt	(1,502)	(265,846)
Dividends paid	—	(32,015)
Proceeds from exercise of common stock options	—	2,788
Other, net	(567)	176

Net cash (used in) provided by financing activities	(1,361)	38,982

Effect of exchange rate changes on cash	855	976

Net increase in cash and cash equivalents	53,006	210,343
Cash and cash equivalents at beginning of period	402,878	230,784

Cash and cash equivalents at end of period	$455,884	$441,127

Supplemental Disclosure
Cash paid during the period for:
Interest, net of amount capitalized	$70,884	$87,791

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As used in this quarterly report on Form 10-Q, the terms “Royal Caribbean,” the “Company,” “we,” “our” and “us” refer to Royal Caribbean Cruises Ltd. and the terms “Royal Caribbean International,” “Celebrity Cruises,” “Pullmantur,” “Azamara Cruises” and “CDF Croisières de France” refer to our cruise brands. In accordance with cruise vacation industry practice, the term “berths” is determined based on double occupancy per cabin even though many cabins can accommodate three or more passengers. This report should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2008.

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

Note 2. Summary of Significant Accounting Policies

Recently Adopted Accounting Standards

On January 1, 2009, we adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 141 (revised 2007), “Business Combinations,” (“SFAS 141R”). SFAS 141R requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction whether full or partial acquisition, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, requires expensing of most transaction and restructuring costs, and requires the acquirer to disclose all information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141R applies to all transactions or other events in which an entity obtains control of one or more businesses, including combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. The adoption of these provisions did not have a material impact on our consolidated financial statements, but will have an impact on the accounting for future business combinations.

On January 1, 2009, we adopted the provisions of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51,” (“SFAS 160”). SFAS 160 requires reporting entities to present noncontrolling (minority) interests as equity instead of as a liability or mezzanine equity and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS 160 applies prospectively as of the beginning of the fiscal year SFAS 160 is initially applied, except for the presentation and disclosure requirements which are applied retrospectively for all periods presented subsequent to adoption. The adoption of SFAS 160 did not have a material impact on our consolidated financial statements.

On January 1, 2009, we adopted the provisions of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (“SFAS 133”),” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. See Note 9. Fair Value Measurements and Derivative Instruments for our disclosures required under SFAS 161.

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 157-2, “Effective date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 provided a one year deferral of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) for non-financial assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis. These provisions became effective for us as of January 1, 2009, and will not significantly impact the determination of fair values when we perform impairment reviews for goodwill, trademarks and other long-lived assets.

Recent Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“the FSP”). The FSP requires disclosures about fair value of financial instruments whenever summarized financial information for interim reporting periods is presented. Entities shall disclose the methods and significant assumptions used to estimate the fair value of financial instruments and shall describe changes in methods and significant assumptions, if any, during the period. The FSP is effective for interim reporting periods ending after June 15, 2009. The FSP is effective for our second quarter 2009 interim reporting period and the relevant disclosures will be added at such time.

Reclassifications

Reclassifications have been made to prior year cash flow amounts to conform to the current year presentation.

Note 3. Earnings (Loss) Per Share

A reconciliation between basic and diluted earnings (loss) per share is as follows (in thousands, except per share data):

	Quarter Ended March 31,
	2009	2008
Net (loss) income for basic and diluted (loss) earnings per share	$(36,238)	$75,607

Weighted-average common shares outstanding	213,687	213,326

Dilutive effect of stock options and restricted stock awards	—	1,138

Diluted weighted-average shares outstanding	213,687	214,464

Basic (loss) earnings per share	$(0.17)	$0.35
Diluted (loss) earnings per share	$(0.17)	$0.35

Diluted (loss) earnings per share did not include options to purchase 6.5 million shares for the quarter ending March 31, 2009 and 4.4 million shares for the quarter ending March 31, 2008 because the effect of including them would have been antidilutive.

Note 4. Long-Term Debt

In February 2009, we entered into a credit agreement based on terms originally agreed in June 2007 providing financing for our fourth Solstice-class ship, which is scheduled for delivery in the third quarter of 2011. The credit agreement provides for an unsecured term loan for up to 80% of the purchase price of the vessel. The loan will have a 12-year life with semi-annual amortization, and will bear interest at a fixed rate of 5.82% (inclusive of the applicable margin).

Our debt agreements contain covenants that require us, among other things, to maintain minimum net worth and fixed charge coverage ratio and limit our net debt-to-capital ratio. We are in compliance with all covenants as of March 31, 2009.

Note 5. Goodwill and Other Assets

We review goodwill for impairment whenever events or circumstances indicate but at least annually. Due to the fact that the book value of our shareholders’ equity exceeded our market capitalization, we performed an interim test for impairment of goodwill during the first quarter of 2009. We determined the fair value of our two reporting units which include goodwill, Royal Caribbean International and Pullmantur, exceeded their carrying values. Therefore, we do not consider goodwill to be impaired and we did not proceed to step two of the impairment analysis.

We have determined that our 50% interest in the TUI Cruises GmbH joint venture with TUI AG, which operates the brand TUI Cruises, is a variable interest entity. In March 2009, we sold Celebrity Galaxy to TUI Cruises for €224.4 million to serve as its first ship. The ship was renamed Mein Schiff and will begin sailing in May 2009. Concurrently with entering into the agreement to sell Celebrity Galaxy, we executed certain forward exchange contracts to lock in the sales price at approximately $315.0 million. We deferred the entire gain on the sale of $35.9 million and will recognize this amount over the remaining life of the ship estimated to be 23 years. We and TUI AG each invested €112.2 million in the joint venture to fund the ship’s purchase. As of March 31, 2009, our investment in this entity which is also our maximum exposure to loss, was approximately $158.9 million and was included within other assets in the consolidated balance sheet. We have determined that we are not the primary beneficiary as we would not absorb the majority of TUI Cruises’ expected losses nor receive a majority of TUI Cruises’ residual returns. Accordingly, we do not consolidate this entity and account for this investment under the equity method of accounting.

Note 6. Commitments and Contingencies

Capital Expenditures As of March 31, 2009, the expected dates our ships on order will enter service and their planned berths are as follows:

Ship	Expected to Enter Service	Approximate Berths
Royal Caribbean International:
Oasis-class:
Oasis of the Seas	4th Quarter 2009	5,400
Allure of the Seas	4th Quarter 2010	5,400
Celebrity Cruises:
Solstice-class:
Celebrity Equinox	3rd Quarter 2009	2,850
Celebrity Eclipse	2nd Quarter 2010	2,850
Unnamed	3rd Quarter 2011	2,850
Unnamed	4th Quarter 2012	2,850

	Total Berths	22,200

The anticipated aggregate cost of these ships is approximately $6.5 billion, of which we have deposited $669.2 million as of March 31, 2009. Approximately 9.0% of the aggregate cost was exposed to fluctuations in the euro exchange rate at March 31, 2009. As of March 31, 2009, we anticipated overall capital expenditures, including the six ships on order, will be approximately $2.1 billion for 2009, $2.2 billion for 2010, $1.0 billion for 2011, and $1.0 billion for 2012.

Litigation

In January 2006, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York alleging that we infringed rights in copyrighted works and other intellectual property by presenting performances on our cruise ships without securing the necessary licenses. The suit seeks payment of damages, disgorgement of profits and a permanent injunction against future infringement. In April 2006, we filed a motion to sever and transfer the case to the United States District Court for the Southern District of Florida. In March 2009, the Court dismissed the complaint for failure to state a claim with sufficient particularity and denied our motion to sever and transfer because it was unable to determine from the pleadings whether the Court has subject matter jurisdiction over the case. The Court granted plaintiff the right to file an amended complaint. We are not able at this time to estimate the impact of this proceeding.

We have a lawsuit pending in the Circuit Court for Miami-Dade County, Florida against Rolls Royce, co-producer of the Mermaid pod-propulsion system on Millennium-class ships, for the recurring Mermaid pod failures. Alstom Power Conversion, the other co-producer of the pod-propulsion system, settled out of this suit in January 2006 for $38.0 million. In December 2008, Rolls Royce filed its answer to our lawsuit denying the allegations and asserting various affirmative defenses. At the same time, Rolls Royce counterclaimed that we engaged in a civil conspiracy with Alstom Power Conversion and its related parties (“Alstom”), that we tortiously interfered with Rolls Royce’s joint venture agreement with Alstom and that we caused Alstom to breach its fiduciary obligations owing to Rolls Royce under the joint venture agreement. Rolls Royce alleges damages against us in excess of $100.0 million for these claims. They also brought a third-party complaint against Alstom. We are not able at this time to estimate the outcome of the Rolls Royce proceeding although we believe we have meritorious claims against Rolls Royce and meritorious defenses to the counterclaims, both of which we intend to vigorously pursue.

In July 2006, a purported class action lawsuit was filed in the United States District Court for the Central District of California alleging that we failed to timely pay crew wages and failed to pay proper crew overtime. The suit seeks payment of damages, including penalty wages under the United States Seaman’s Wage Act and equitable relief damages under the California Unfair Competition Law. In December 2006, the District Court granted our motion to dismiss the claim and held that it should be arbitrated pursuant to the arbitration provision in Royal Caribbean’s collective bargaining agreement. In November 2008, the United States Ninth Circuit Court of Appeals affirmed the District Court’s finding and plaintiffs subsequent request for rehearing and rehearing en banc was denied. Plaintiffs have filed a petition for writ of certiorari with the United States Supreme Court. We do not believe that this matter will have a material impact on our financial condition or results of operation.

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

Other

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

Note 7. Shareholders’ Equity

We declared cash dividends on our common stock of $0.15 per share during the first quarter of 2008. Commencing in the fourth quarter 2008, our board of directors discontinued the quarterly dividends.

Note 8. Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss), foreign currency translation adjustments and changes in the fair value of derivative instruments that qualify as cash flow hedges. The cumulative changes in fair value of the derivatives are deferred and recorded as a component of accumulated other comprehensive income (loss) until the hedged transactions are realized and recognized in earnings.

Comprehensive income (loss) was as follows (in thousands):

	Quarter Ended March 31,
	2009	2008
Net (loss) income	$(36,238)	$75,607
Changes related to cash flow derivative hedges	(15,965)	104,756
Foreign currency translation adjustments	(17,659)	(4,266)

Total comprehensive (loss) income	$(69,862)	$176,097

Note 9. Fair Value Measurements and Derivative Instruments

Fair Value Measurements

Assets that are recorded at fair value have been categorized based upon the fair value hierarchy described in Note 2. Summary of Significant Accounting Policies in our annual report on Form 10-K for the year ended December 31, 2008.

The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2009 Using				Fair Value Measurements at December 31, 2008 Using
Description	Total	Level 1[1]	Level 2[2]	Level 3[3]	Total	Level 1[1]	Level 2[2]	Level 3[3]
Assets:
Derivative financial instruments[4]	$212,245	—	212,245	—	$284,175	—	284,175	—

Investments[5]	$7,338	7,338	—	—	$14,238	14,238	—	—

Total Assets	$219,583	$7,338	$212,245	$—	$298,413	$14,238	$284,175	$—

Liabilities:
Derivative financial instruments[6]	$394,699	—	394,699	—	$360,941	—	360,941	—

Total Liabilities	$394,699	$—	$394,699	$—	$360,941	$—	$360,941	$—

1 – Inputs based on quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access.

2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

3 – Inputs that are unobservable for the asset or liability.

4 – Consists of foreign currency forward contracts and interest rate, cross currency and fuel swaps.

5 – Consists of exchange-traded equity securities and mutual funds.

6 – Consists of fuel swaps and foreign currency forward contracts.

Derivative Instruments

We are exposed to market risk attributable to changes in interest rates, foreign currency exchange rates and fuel prices. We manage these risks through a combination of our normal operating and financing activities and through the use of derivative financial instruments pursuant to our hedging practices and policies. The financial impact of these hedging instruments is primarily offset by corresponding changes in the underlying exposures being hedged. We achieve this by closely matching the amount, term and conditions of the derivative instrument with the underlying risk being hedged. We do not hold or issue derivative financial instruments for trading or other speculative purposes. We monitor our derivative positions using techniques including market valuations and sensitivity analyses.

We enter into various forward, swap and option contracts to manage our interest rate exposure and to limit our exposure to fluctuations in foreign currency exchange rates and fuel prices. We also have a non-derivative financial instrument designated as a hedge of our net investment in our foreign operations. These instruments are designated as hedges and are recorded on the balance sheet at their fair value.

At inception of the hedge relationship, a derivative instrument that hedges the exposure to changes in the fair value of a firm commitment or a recognized asset or liability is designated as a fair value hedge. A derivative instrument that hedges a forecasted transaction or the variability of cash flows related to a recognized asset or liability is designated as a cash flow hedge.

Changes in the fair value of derivatives that are designated as fair value hedges are offset against changes in the fair value of the underlying hedged assets, liabilities or firm commitments. Changes in fair value of derivatives that are designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) until the underlying hedged transactions are recognized in earnings. The foreign-currency transaction gain or loss of our nonderivative financial instrument designated as a hedge of our net investment in our foreign operations is recognized as a component of accumulated other comprehensive income (loss) along with the associated foreign currency translation adjustment of the foreign operation.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our long-term debt obligations including future interest payments. At March 31, 2009, approximately 44% of our long-term debt was effectively fixed and approximately 56% was floating. We enter into interest rate and cross currency swap agreements to modify our exposure to interest rate movements and to manage our interest expense. We assess the risk that changes in interest rates will have either on the fair value of debt obligations or on the amount of future interest payments by monitoring changes in interest rate exposures and by evaluating hedging opportunities.

Market risk associated with our long-term fixed rate debt is the potential increase in fair value resulting from a decrease in interest rates. We enter into interest swap agreements that effectively convert a portion of our fixed-rate debt to a floating-rate basis to manage this risk. At March 31, 2009 our interest rate swap agreements effectively changed $350.0 million of debt with a fixed rate of 7.25% to LIBOR-based floating rate debt, and €1.0 billion of debt with a fixed rate of 5.625% to EURIBOR-based floating rate. In addition, at March 31, 2009 we had cross currency swap agreements that effectively changed €300.0 million of the €1.0 billion floating EURIBOR-based debt to $389.1 million of floating LIBOR-based debt.

Our interest rate swaps and cross currency swap agreements are accounted for as fair value hedges. During 2009, we recognized in earnings, a net loss of approximately $5.1 million which represented the total ineffectiveness of the fair value hedges pertaining to interest rate and cross currency swaps. This amount includes an out of period adjustment of approximately $7.1 million which represents the cumulative reduction in the fair value of certain interest rate swaps during 2007 and 2008 due to an error in data embedded in the software we use to assist with calculating the fair value of our interest rate swaps. Because the adjustment, both individually and in the aggregate, was not material to any of the prior years’ financial statements, and the impact of correcting the adjustment in the current year is not expected to be material to the full year 2009 financial statements, we recorded the correction of this adjustment in the financial statements in the first quarter of 2009.

The notional amount of outstanding debt related to interest rate swaps as of March 31, 2009 was $1.7 billion. The notional amount of outstanding debt related to cross currency swaps as of March 31, 2009 was $389.1 million.

Foreign Currency Exchange Rate Risk

Our primary exposure to foreign currency exchange rate risk relates to our ship construction firm commitments denominated in euros and a portion of our euro-denominated debt. We enter into euro-denominated forward contracts to manage our exposure to movements in foreign currency exchange rates. As discussed above, we also have cross currency swap agreements that effectively change €300.0 million of floating EURIBOR-based debt to $389.1 million of floating LIBOR-based debt at March 31, 2009. At March 31, 2009, approximately 9.0% of the aggregate cost of the ships was exposed to fluctuations in the euro exchange rate.

Our foreign exchange contracts are accounted for as fair value and cash flow hedges depending on the designation of the related hedge. During 2009, we recognized in earnings, a net gain of approximately $5.0 million, which represented the total ineffectiveness of the fair value hedges pertaining to foreign exchange contracts. During 2009, we recognized in earnings, a net loss of approximately $0.7 million which represented the total ineffectiveness of the cash flow hedges pertaining to foreign exchange contracts.

The notional amount of outstanding foreign exchange contracts as of March 31, 2009 was $4.6 billion.

We consider our investments in foreign subsidiaries to be denominated in relatively stable currencies and of a long-term nature. We partially address the exposure of our investments in foreign subsidiaries by denominating a portion of our debt in our subsidiaries’ functional currencies (generally euros). Specifically, we have assigned debt of approximately €403.5 million, or approximately $534.7 million, as a hedge of our net investment in Pullmantur and, accordingly, have included approximately $29.1 million of foreign-currency transaction gains in the foreign currency translation adjustment component of accumulated other comprehensive income (loss) at March 31, 2009.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the consumption of fuel on our ships. We use a range of instruments including fuel swap agreements to mitigate the financial impact of fluctuations in fuel prices. As of March 31, 2009, we have entered into fuel related swap agreements, which pertain to approximately 600,000 metric tons of our projected 2009 fuel purchases, 400,000 metric tons of our projected 2010 fuel purchases and 200,000 metric tons of our projected 2011 fuel purchases. Such agreements pertain to 48% of our projected 2009 fuel requirements, 30% of our projected 2010 fuel requirements and 15% of our projected 2011 fuel requirements.

Our fuel swap agreements are accounted for as cash flow hedges. During 2009, there was no ineffectiveness related to cash flow hedges pertaining to fuel swap agreements.

At March 31, 2009, $100.2 million of estimated unrealized net losses associated with our cash flow hedges pertaining to fuel swap agreements are expected to be reclassified as earnings from other accumulated comprehensive income (loss) within the next twelve months. Reclassification is expected to occur primarily as the result of fuel consumption associated with our hedged forecasted fuel purchases. At March 31, 2009, we have hedged the variability in future cash flows for certain forecasted transactions occurring through the second half of 2011.

At March 31, 2009, the fair value and line item caption of derivative instruments recorded were as follows:

Fair Value of Derivative Instruments

	Asset Derivatives		Liability Derivatives
	As of March 31, 2009		As of March 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
In thousands
Derivatives designated as hedging instruments under Statement 133[1]

Interest rate contracts	Other Assets	$158,017	Other long-term liabilities	$—

Cross currency contracts	Other Assets	19,823	Other long-term liabilities	—

Foreign exchange contracts	Derivative Financial Instruments	32,476	Accrued expenses and other liabilities	(103,151)

Foreign exchange contracts	Other Assets	—	Other long-term liabilities	(167,949)

Commodity contracts	Derivative Financial Instruments	554	Accrued expenses and other liabilities	(98,897)

Commodity contracts	Other Assets	1,378	Other long-term liabilities	(24,702)

Total derivatives designated as hedging instruments under Statement 133		$212,248		$(394,699)

[1]	SFAS 133, Accounting for Derivative Instruments and Hedging Activities

At March 31, 2009, the fair value and line item caption of non-derivative instruments recorded was as follows:

Non-derivative instrument designated as hedging instrument under Statement 133	Balance Sheet Location	Carrying Value
In thousands

Foreign currency debt	Long-term debt	$(534,749)

		$(534,749)

The effect of derivative instruments qualifying and designated as hedging instruments and the related hedged items in fair value hedges on the consolidated statement of operations for the quarter ended March 31, 2009 was as follows:

Derivatives and related Hedged Items in Statement 133 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative and Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative Quarter Ended March 31, 2009	Amount of Gain (Loss) Recognized in Income on Hedged Item Quarter Ended March 31, 2009
In thousands
Interest rate contracts	Interest expense, net of interest capitalized	$6,633	$—
Cross currency contracts	Interest expense, net of interest capitalized	1,198	—
Interest rate contracts	Other income (expense)	16,296	(24,563)
Cross currency contracts	Other income (expense)	(17,351)	20,475
Foreign exchange contracts	Other income (expense)	(61,651)	66,664

		$(54,875)	$62,576

The effect of derivative instruments qualifying and designated as hedging instruments in cash flow hedges on the consolidated financial statements for the quarter ended March 31, 2009 was as follows:

Derivatives in Statement 133 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) Quarter Ended March 31, 2009	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) Quarter Ended March 31, 2009	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness testing) Quarter Ended March 31, 2009
In thousands
Interest rate contracts	$—	Interest Expense, net of interest capitalized	$(308)	Other income (expense)	$—
Foreign exchange contracts	(107,614)	Depreciation and amortization expenses	70	Other income (expense)	(793)
Foreign exchange contracts	—	Passenger ticket revenues	103	Other income (expense)	—
Foreign exchange contracts	22,069	Other income (expense)	—	Other income (expense)	94
Commodity contracts	16,835	Fuel	(53,323)	Other income (expense)	—

	$(68,710)		$(53,458)		$(699)

The effect of derivative instruments qualifying and designated as hedging instruments in net investment hedges on the consolidated financial statements for the quarter ended March 31, 2009 was as follows:

Non-derivatives instrument in Statement 133 Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in OCI (Effective Portion) Quarter Ended March 31, 2009	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) Quarter Ended March 31, 2009
In thousands
Foreign Currency Debt	$29,094	Other Income (expense)	$—

Contingent Features

Starting in 2012, our interest rate and cross currency derivative instruments may require us to post collateral if our Standard & Poor’s and Moody’s credit ratings are below specified levels. Specifically, if on the fifth anniversary of entering into a derivative transaction and on all succeeding fifth-year anniversaries our credit ratings were to be below BBB- by Standard & Poor’s and Baa3 by Moody’s, then each counterparty to such derivatives with whom we are in a net liability position that exceeds the applicable minimum call amount may demand that we post collateral in an amount equal to the net liability position. The amount of collateral required to be posted following such event will change each time our net liability position increases or decreases by more than the applicable minimum call amount. If our credit rating is equal to or above BBB- by Standard & Poor’s or Baa3 by Moody’s, then any collateral posted at such time will be released to us. Currently, our credit ratings are Ba2 with a negative outlook by Moody’s and BB- with a negative outlook by Standard & Poor’s. Only our interest rate and cross currency derivative instruments have a term of at least five years and will not reach their fifth anniversary until 2012. Therefore, as of March 31, 2009, we are not required to post any collateral for our derivative instruments.

Note 10. Subsequent Events

In April 2009, we arranged commitments for unsecured financing in the amount of $1.1 billion or up to 80% of the contract price of Oasis of the Seas. The facility will be 95% guaranteed by Finnvera, the official export credit agency of Finland, and amortizes over 12 years. BNP Paribas, Nordea Bank and SEB have each committed to provide 20% of the financing and each may elect to opt-out after six years. Finnish Export Credit Ltd. will provide funding for the remaining 40%. We have an option of a floating or fixed rate of interest. The commitments are subject to customary funding conditions.

In April 2009, we sold Oceanic for $14.5 million. The sale resulted in an immaterial gain.

In April 2009, we entered into a credit agreement based on terms originally agreed in September 2005 providing financing for Celebrity Equinox, which is scheduled for delivery in the third quarter of 2009. The credit agreement provides for an unsecured term loan not to exceed 80% of the purchase price of the vessel. The loan will have a 12-year life with semi-annual amortization, and will bear interest at a floating rate of LIBOR plus a margin of 50 basis points.

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

The above examples are not exhaustive and new risks emerge from time to time. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a further discussion of risk factors related to our business, see Part I, Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2008.

Critical Accounting Policies

We review goodwill for impairment whenever events or circumstances indicate but at least annually. Due to the fact that the book value of our shareholders’ equity exceeded our market capitalization, we performed an interim test for impairment of goodwill during the first quarter of 2009. We determined the fair value of our two reporting units which include goodwill, Royal Caribbean International and Pullmantur, exceeded their carrying values. Therefore, we do not consider goodwill to be impaired and we did not proceed to step two of the impairment analysis.

For a further discussion of our critical accounting policies, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations within our annual report on Form 10-K for the year ended December 31, 2008.

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

The use of certain significant non-GAAP measures, such as Net Yields and Net Cruise Costs, allow us to perform capacity and rate analyses to separate the impact of known capacity changes from other less predictable changes which affect our business. We believe these non-GAAP measures provide expanded insight to measure revenue and cost performance in addition to the standard United States GAAP based financial measures. There are no specific rules or regulations for determining non-GAAP measures, and as such, there exists the possibility that they may not be comparable to measures used by other companies within the industry.

Summary of Historical Results of Operations

We have continued to experience a compression in our booking window and forward bookings are lagging behind levels achieved during the last few years as consumers are delaying their purchase decisions. To offset these trends and increase booking demand, we utilize discounted pricing. This discounting has exceeded levels of discounting within the past several years. Total revenues decreased 7.2% to $1.3 billion in 2009 from total revenues of $1.4 billion for the same period in 2008 primarily due to the decrease in ticket prices and a 12.9% decrease in Gross Yields. Net Yields decreased by approximately 13.5% compared to the same period in 2008. The decrease in Net Yields was primarily due to the decrease in ticket prices and a decrease in occupancy. As a result, our net loss was $36.2 million or $0.17 per share on a diluted basis for the first quarter of 2009 compared to net income of $75.6 million or $0.35 per share on a diluted basis for the first quarter of 2008.

Other significant items for the first quarter of 2009 include:

•	Net Cruise Costs per APCD decreased by approximately 7.0% compared to the same period in 2008.

•	The Net Debt-to-Capital and Debt-to-Capital ratios remained consistent to December 31, 2008.

•

In February 2009, we entered into a credit agreement based on terms originally agreed in June 2007 providing financing for our fourth Solstice-class ship, which is scheduled for delivery in the third quarter of 2011. The credit agreement provides for an unsecured term loan for up to 80% of the purchase price of the vessel. The loan will have a 12-year life with semi-annual amortization, and will bear interest at a fixed rate of 5.82% (inclusive of the applicable margin).

•

We sold Celebrity Galaxy, a 1,850-berth ship for €224.4 to TUI Cruises to serve as its first ship and will sail under the name Mein Schiff beginning in May 2009. Concurrently with entering into the agreement to sell Celebrity Galaxy, we executed certain forward foreign exchange contracts to lock in the sales price at approximately $315.0 million. In connection with the sale, we deferred a gain of approximately $35.9 million which we will recognize over the remaining life of the ship estimated to be 23 years.

•

In connection with the sale of our 50% investment in a joint venture with TUI Travel PLC, formerly First Choice Holidays PLC, we terminated the charter of Island Star to Island Cruises. We took delivery of the ship in April 2009 and redeployed it to Pullmantur where it is undergoing renovations to incorporate the brand’s signature elements. The ship will sail under the name Pacific Dream beginning in May 2009.

Other Items:

•

In April 2009, we arranged commitments for unsecured financing in the amount of $1.1 billion or up to 80% of the contract price of Oasis of the Seas. The facility will be 95% guaranteed by Finnvera, the official export credit agency of Finland.

•

In April 2009, we entered into a credit agreement based on terms originally agreed in September 2005 providing financing for Celebrity Equinox, which is scheduled for delivery in the third quarter of 2009. The credit agreement provides for an unsecured term loan not to exceed 80% of the purchase price of the vessel. The loan will have a 12-year life with semi-annual amortization, and will bear interest at a floating rate of LIBOR plus a margin of 50 basis points.

The following table presents the current quarter’s operating results compared to the same quarter in the prior year:

	Quarter Ended March 31,
	2009		2008
		% of Total Revenues		% of Total Revenues
Passenger ticket revenues	$949,270	71.6%	$1,037,903	72.6%
Onboard and other revenues	376,332	28.4%	391,182	27.4%

Total revenues	1,325,602	100%	1,429,085	100%

Cruise operating expenses:

Commissions, transportation and other	235,829	17.8%	257,940	18.0%
Onboard and other	83,234	6.3%	78,520	5.5%
Payroll and related	168,746	12.7%	154,239	10.8%
Food	85,403	6.4%	83,002	5.8%
Fuel	154,875	11.7%	158,234	11.1%
Other operating	224,249	16.9%	230,251	16.1%

Total cruise operating expenses	952,336	71.8%	962,186	67.3%
Marketing, selling and administrative expenses	189,157	14.3%	204,941	14.3%
Depreciation and amortization expenses	139,856	10.6%	124,390	8.7%

Operating Income	44,253	3.3%	137,568	9.6%

Other income (expense):

Interest income	1,730	0.1%	2,508	0.2%

Interest expense, net of interest capitalized	(79,462)	(6.0)%	(77,948)	(5.5)%

Other (expense) income	(2,759)	(0.2)%	13,479	0.9%

	(80,491)	(6.1)%	(61,961)	(4.3)%

Net (Loss) Income	(36,238)	(2.7)%	75,607	5.3%

Diluted (Loss) Earnings per Share	$(0.17)		$0.35

Selected historical statistical information is shown in the following table:

	Quarter Ended March 31,
	2009	2008
Passengers Carried	973,666	1,031,668
Passenger Cruise Days	6,822,368	6,612,925
APCD	6,743,456	6,332,099
Occupancy	101.2%	104.4%

Gross Yields and Net Yields were calculated as follows (in thousands, except APCD and Yields):

	Quarter Ended March 31,
	2009	2008	% Change
Passenger ticket revenues	$949,270	$1,037,903
Onboard and other revenues	376,332	391,182

Total revenues	1,325,602	1,429,085	(7.2)%

Less:
Commissions, transportation and other	235,829	257,940
Onboard and other	83,234	78,520

Net revenues	$1,006,539	$1,092,625	(7.9)%

APCD	6,743,456	6,332,099	6.5%
Gross Yields	$196.58	$225.69	(12.9)%
Net Yields	$149.26	$172.55	(13.5)%

Gross Cruise Costs and Net Cruise Costs were calculated as follows (in thousands, except APCD and costs per APCD):

	Quarter Ended March 31,
	2009	2008	% Change
Total cruise operating expenses	$952,336	$962,186
Marketing, selling and administrative expenses	189,157	204,941

Gross Cruise Costs	1,141,493	1,167,127	(2.2)%

Less:
Commissions, transportation and other	235,829	257,940
Onboard and other	83,234	78,520

Net Cruise Costs	$822,430	$830,667	(1.0)%

APCD	6,743,456	6,332,099	6.5%
Gross Cruise Costs per APCD	$169.27	$184.32	(8.2)%
Net Cruise Costs per APCD	$121.96	$131.18	(7.0)%

Net Debt-to-Capital was calculated as follows (in thousands):

	As of
	March 31,	December 31,
	2009	2008
Long-term debt, net of current portion	$6,493,714	$6,539,510
Current portion of long-term debt	473,579	471,893

Total debt	6,967,293	7,011,403
Less: Cash and cash equivalents	455,884	402,878

Net Debt	$6,511,409	$6,608,525

Total shareholders’ equity	$6,749,745	$6,803,012
Total debt	6,967,293	7,011,403

Total debt and shareholders’ equity	13,717,038	13,814,415

Debt-to-Capital	50.8%	50.8%
Net Debt	6,511,409	6,608,525

Net Debt and shareholders’ equity	$13,261,154	$13,411,537

Net Debt-to-Capital	49.1%	49.3%

Outlook

Second Quarter 2009

We expect Net Yields will decrease approximately 17% compared to 2008.

We expect Net Cruise Costs per APCD to decrease in the range of 11% to 12% compared to 2008. Excluding fuel, we expect Net Cruise Costs per APCD to decrease approximately 9% compared to 2008.

We expect a 3.5% increase in capacity, primarily driven by the addition of Celebrity Solstice and a full quarter of Independence of the Seas.

Depreciation and amortization expenses are expected to be in the range of $135.0 million to $140.0 million and interest expense is expected to be in the range of $65.0 million to $70.0 million.

We do not forecast fuel prices and our cost calculations for fuel are based on current “at-the-pump” prices net of any hedging impacts. If fuel prices for the second quarter of 2009 remain at the level of current “at-the-pump” prices, fuel expenses for the second quarter of 2009 would be approximately $142.0 million. For the second quarter of 2009, our fuel expense is approximately 51% hedged and a 10% change in fuel prices would result in a change of fuel expenses of approximately $7.0 million for the second quarter of 2009, after taking into account existing hedges.

Based on the expectations above, and assuming that fuel prices remain at the level of current “at-the-pump” prices, we expect second quarter 2009 earnings (loss) per share to be in the range of $0.00 to a loss of $0.05.

Full Year 2009

We expect Net Yields to decrease in the range of 12% to 13% compared to 2008.

We expect Net Cruise Costs per APCD to decrease in the range of 10% to 12% compared to 2008. Excluding fuel, we expect Net Cruise Costs per APCD to decrease in the range of 6% to 8% compared to 2008.

We expect a 5.9% increase in capacity in 2009, primarily driven by a full year of Celebrity Solstice, a full year of Independence of the Seas, the addition of Celebrity Equinox, which will enter service during the third quarter of 2009, and the addition of Oasis of the Seas, which will enter service in the fourth quarter of 2009.

Depreciation and amortization expenses are expected to be in the range of $560.0 million to $565.0 million, and interest expense is expected to be in the range of $295.0 million to $300.0 million.

We do not forecast fuel prices and our cost calculations for fuel are based on current “at-the-pump” prices net of any hedging impacts. If fuel prices for the full year 2009 remain at the level of current “at-the-pump” prices, fuel expenses for the full year 2009 would be approximately $574.0 million. For the full year 2009, our fuel expense is approximately 48% hedged and a 10% change in fuel prices would result in a change in fuel expenses of approximately $22.0 million for the full year 2009, after taking into account existing hedges.

Based on the expectations above, and assuming that fuel prices remain at the level of current “at-the-pump” prices, we expect full year 2009 earnings per share to be around $1.35.

Quarter Ended March 31, 2009 Compared to Quarter Ended March 31, 2008

Revenues

Total revenues for 2009 decreased $103.5 million or 7.2% to $1.3 billion from $1.4 billion for the same period in 2008. Approximately $196.3 million of this decrease is attributable to discounted ticket prices and a decrease in onboard spending. This decrease was partially offset by an increase of approximately $92.8 million attributable to an increase in capacity of 6.5%. Although the number of passengers carried for the first quarter of 2009 decreased as compared to the same period in 2008, on average, passengers sailed more days per voyage in 2009 as compared to the same period in 2008 due to certain itinerary changes. The increase in capacity is primarily due to the addition of Independence of the Seas, which entered service in May 2008, the addition of Celebrity Solstice, which entered service in November 2008 and a full quarter of Ocean Dream, which entered service in March 2008.

Onboard and other revenues included concession revenues of $54.2 million in 2009 compared to $60.1 million for the same period in 2008. The decrease in concession revenues was primarily due to a decrease in spending on a per passenger basis, partially offset by the increase in capacity mentioned above.

Cruise Operating Expenses

Total cruise operating expenses for 2009 decreased $9.9 million or 1.0% to $952.3 million from $962.2 million for the same period in 2008. This decrease was primarily due to a decrease in commissions, related to the decrease in ticket prices, and a decrease in air expense due to a reduction in guests booking air service through us. In addition, fuel expenses, which are net of the financial impact of fuel swap agreements, decreased 2.4% per metric ton in 2009 as compared to 2008 primarily as a result of lower fuel prices. To a lesser extent, the decrease was also related to a decrease in air expenses associated with our Pullmantur brand and a decrease in operating expenses, due to the discontinuance of The Scholar Ship program in the second quarter of 2008. These decreases were partially offset by the increase in capacity mentioned above.

Marketing, Selling and Administrative Expenses

Marketing, selling and administrative expenses for 2009 decreased $15.7 million or 7.7% to $189.2 million from $204.9 million for the same period in 2008. The decrease was primarily due to a reduction in payroll expenses as a result of the cost savings initiative announced during the third quarter of 2008 to reduce spending. As part of this initiative, we eliminated approximately 400 shore-side positions during the third quarter of 2008.

Depreciation and Amortization expenses

Depreciation and amortization expenses for 2009 increased $15.5 million or 12.5% to $139.9 million from $124.4 million for the same period in 2008. The increase is primarily due to the addition of Independence of the Seas, which entered service in May 2008 and the addition of Celebrity Solstice, which entered service in November 2008. The remainder of the increase is due to depreciation associated with shipboard and shore-side additions.

Other Income (Expense)

Interest expense, net of interest capitalized, increased to $79.5 million in 2009 from $77.9 million in 2008. Gross interest expense decreased to $89.5 million in 2009 from $90.8 million in 2008. The decrease was primarily due to lower interest rates, partially offset by a higher average debt level. Interest capitalized decreased to $10.0 million in 2009 from $12.9 million in 2008 primarily due to a lower average level of investment in ships under construction and lower interest rates.

Other expense decreased to $2.8 million in 2009 from other income of $13.5 million in 2008 for a net change of $16.3 million when comparing these periods. The change was primarily due to an out of period adjustment of approximately $7.1 million which represents the cumulative reduction in the fair value of certain interest rate swaps during 2007 and 2008 due to an error in data embedded in the software we use to assist with calculating the fair value of our interest rate swaps. The change was also attributable to an increase in tax expense of $6.3 million primarily due to a change in the Spanish tax law which resulted in the recapture of certain tax losses.

Net Yields

Net Yields decreased 13.5% in 2009 compared to 2008 primarily due to the decrease in ticket prices as mentioned above. Occupancy in 2009 was 101.2% compared to 104.4% in 2008. The decrease in occupancy was driven by the current worldwide economic downturn with disproportionate pressure out of our Spanish brand Pullmantur.

Net Cruise Costs

Net Cruise Costs decreased 1.0% in 2009 compared to 2008 due a 7.0% decrease in Net Cruise Cost per APCD offset by the 6.5% increase in capacity mentioned above. As mentioned above, the net decrease in Net Cruise Costs per APCD was primarily driven by decreases in fuel expenses, air expenses associated with our Pullmantur brand, and the discontinuance of The Scholar Ship. The remainder of the decrease is due to the decrease in marketing, selling and administrative expenses as mentioned above.

Recently Adopted, and Future Application of, Accounting Standards

Refer to Note 2. Summary of Significant Accounting Policies to our financial statements for further information on Recently Adopted Accounting Standards and Future Application of Accounting Standards.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash flow generated from operations provides us with a significant source of liquidity. Net cash provided by operating activities decreased $187.9 million to $113.9 million for the first quarter of 2009 compared to $301.8 million for the same period in 2008. This decrease was primarily a result of a net loss of $36.2 million for the first quarter of 2009 compared to net income of $75.6 million for the same period in 2008 as well as a decrease of $145.2 million in the net change in customer deposits during the first quarter of 2009 compared to the same period in 2008. The decrease in customer deposits is a result of a compression in the booking window, forward bookings lagging behind the prior year and cruises being purchased for lower ticket prices compared to the prior year. The decrease in customer deposits was also attributable, to a lesser extent, to a decrease in the value of foreign denominated customer deposits due to the strengthening of the United States dollar during the first quarter of 2009 as compared to the same period in 2008.

Net cash used in investing activities decreased to $60.4 million for the first quarter 2009 from $131.4 million for the same period in 2008. The decrease was primarily due to the proceeds received from the sale of Celebrity Galaxy of $290.9 million and a decrease in capital expenditures of approximately $41.4 million. Our capital expenditures decreased to approximately $219.3 million for the first quarter of 2009 from $260.8 million for the same period in 2008, primarily due to the decrease in number of ships under construction. These decreases were offset by a decrease in settlements of approximately $127.8 million on our foreign currency forward contracts and an increase in equity contributions to our unconsolidated affiliates of $136.2 million.

Net cash used in financing activities was $1.4 million in the first quarter of 2009 compared to net cash provided by financing activities of $39.0 million for the same period in 2008. The change was primarily due to a decrease in debt proceeds of approximately $344.2 million, partially offset by a decrease in repayments of debt of approximately $264.3 million and a decrease in dividends paid of approximately $32.0 million during the first quarter in 2009 compared to the same period in 2008.

Interest capitalized during the first quarter of 2009 decreased to $10.0 million from $12.9 million for the same period in 2008 due to a lower average level of investment in ships under construction and lower interest rates.

Future Capital Commitments

Our future capital commitments consist primarily of new ship orders. As of March 31, 2009, we had two ships of a new Oasis-class designated for Royal Caribbean International and four Solstice-class ships, designated for Celebrity Cruises, on order for an aggregate additional capacity of approximately 22,200 berths. The aggregate cost of the six ships is approximately $6.5 billion, of which we have deposited $669.2 million as of March 31, 2009. Approximately 9.0% of the aggregate cost of ships was exposed to fluctuations in the euro exchange rate at March 31, 2009.

As of March 31, 2009 we anticipated overall capital expenditures, including the six ships on order, will be approximately $2.1 billion for 2009, $2.2 billion for 2010, $1.0 billion for 2011, and $1.0 billion for 2012.

Contractual Obligations and Off-Balance Sheet Arrangements

As of March 31, 2009, our contractual obligations were as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Long-term debt obligations(1)	$6,912,936	$467,103	$1,636,371	$3,482,748	$1,326,714
Capital lease obligations(1)	54,357	6,476	7,668	3,245	36,968

Operating lease obligations(2)(3)	372,963	47,116	86,241	207,802	31,804
Ship purchase obligations(4)	5,173,026	1,935,850	2,543,992	693,184	—
Other(5)	654,416	127,794	182,406	156,134	188,082

Total	$13,167,698	$2,584,339	$4,456,678	$4,543,113	$1,583,568

(1)	Amounts exclude interest as a significant portion of our debt is variable-rate debt.
(2)	We are obligated under noncancelable operating leases primarily for a ship, offices, warehouses and motor vehicles.
(3)	Under the Brilliance of the Seas lease agreement, we may be required to make a termination payment of approximately £126.0 million, or approximately $180.6 million based on the exchange rate at March 31, 2009, if the lease is canceled in 2012. This amount is included in the 3-5 years column.
(4)	Amounts represent contractual obligations with initial terms in excess of one year.
(5)	Amounts represent future commitments with remaining terms in excess of one year to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts.

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

Funding Sources

As of March 31, 2009, our liquidity was $1.1 billion consisting of approximately $455.9 million in cash and cash equivalents and $625.0 million available under our unsecured revolving credit facility. In addition, we had a working capital deficit of $1.6 billion as of March 31, 2009 as compared to our working capital deficit of $1.7 billion as of December 31, 2008. Our March 31, 2009 deficit included $934.4 million of customer deposits compared to $968.5 million at December 31, 2008. Customer deposits represent payments received on sales of cruises in advance of sailings. Historically, the aggregate level of customer deposits has been relatively steady. Most of the deposits collected are not refunded and deposits for new bookings are also continuously collected. We generate substantial cash flows from operations and our business model has historically allowed us to maintain this working capital deficit and still meet our operating, investing and financing needs. We expect that we will continue to have working capital deficits in the future.

We have significant contractual obligations of which the capital expenditures associated with our ship purchases and our debt maturities represent our largest funding needs. We have $2.6 billion in contractual obligations due during the twelve month period ending March 31, 2010 of which approximately $1.9 billion relates to the acquisition of the Celebrity Equinox and Oasis of the Seas along with progress payments on other ship purchases. In addition, we have $10.6 billion in contractual obligations due beyond the twelve month period ending March 31, 2010 of which debt maturities and ship purchase obligations represent $6.4 billion and $3.2 billion, respectively.

We have four Solstice-class ships under construction in Germany, all of which have committed unsecured bank financing arrangements and include a financing guarantee from HERMES (Euler Hermes Kreditrersicherungs AG), the export credit agency of the German government for 95% of the financed amount. The terms of the financings are similar to those established for the Celebrity Solstice and are subject to customary funding conditions.

We also have two Oasis-class vessels under construction in Finland. We have commitments for unsecured financing in the amount of $1.1 billion or up to 80% of the contract price of Oasis of the Seas. The facility will be 95% guaranteed by Finnvera, the official export credit agency of Finland. BNP Paribas, Nordea Bank and SEB have each committed to provide 20% of the financing and may elect to opt-out after six years. Finnish Export Credit Ltd. will provide funding for the remaining 40%. The commitments are subject to customary funding conditions. We also have a commitment for a financing guarantee from Finnvera for 80% of the financed amount for Allure of the Seas and we believe we will obtain committed financing on acceptable terms for the ship before its delivery date.

We anticipate that our cash flows from operations, our current available credit facilities, and these financing arrangements will be adequate to meet our capital expenditures and debt repayments in the foreseeable future.

The current worldwide economic downturn has adversely impacted our cash flows from operations. In addition, the turmoil in the credit and capital markets may make it more difficult for us to secure new financing or to raise additional capital or to do so on acceptable terms. As previously disclosed, in January 2009 our credit rating was lowered from Ba1 with a stable outlook to Ba2 with a negative outlook by Moody’s. Further, in March 2009, Standard and Poor’s downgraded our credit rating from BB with a negative outlook to BB- with a negative outlook. There is no assurance that our credit ratings will not be lowered further. The lowering of our credit ratings may increase our cost of financing and can make it more difficult for us to access the credit and capital markets.

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

Debt Covenants

Our financing agreements contain covenants that require us, among other things, to maintain minimum net worth and fixed coverage ratio and limit our net debt-to-capital ratio. Our minimum net worth and maximum net debt-to-capital calculations exclude the impact of accumulated other comprehensive income (loss) on total shareholders’ equity. The fixed coverage ratio is calculated by dividing net cash from operations by the sum of dividend payments plus scheduled principal debt payments in excess of any new financings. We are currently in compliance with all debt covenants. The specific covenants and related definitions can be found in the applicable debt agreements, the majority of which have been previously filed with the Securities and Exchange Commission. As of March 31, 2009, our net worth was $7.1 billion compared with a minimum requirement of $5.1 billion, our fixed coverage ratio was 9.20x compared with a minimum requirement of 1.25x and our net-debt-to-capital was 47.8% compared to a maximum requirement of 62.5%.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For a discussion of certain market risks related to our business, see Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our annual report on Form 10-K for the year ended December 31, 2008. There have been no significant developments or material changes with respect to our exposure to the market risks previously reported in Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

As reported in our annual report on Form 10-K for the year ended December 31, 2008, in January 2006, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York alleging that we infringed rights in copyrighted works and other intellectual property by presenting performances on our cruise ships without securing the necessary licenses. The suit seeks payment of damages, disgorgement of profits and a permanent injunction against future infringement. In April 2006, we filed a motion to sever and transfer the case to the United States District Court for the Southern District of Florida. In March 2009, the Court dismissed the complaint for failure to state a claim with sufficient particularity and denied our motion to sever and transfer because it was unable to determine from the pleadings whether the Court has subject matter jurisdiction over the case. The Court granted plaintiff the right to file an amended complaint. We are not able at this time to estimate the impact of this proceeding.

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

ROYAL CARIBBEAN CRUISES LTD.
(Registrant)

/s/ BRIAN J. RICE
Brian J. Rice
Executive Vice President and
Chief Financial Officer
Date: April 23, 2009	(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
31	Certifications required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934.

32	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.