Form 10-Q
period 2009-06-30
ROYAL CARIBBEAN CRUISES LTD
filed 2009-07-29
CIK 884887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

There were 213,813,628 shares of common stock outstanding as of July 16, 2009.

ROYAL CARIBBEAN CRUISES LTD.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Quarter Ended June 30,
	2009	2008
Passenger ticket revenues	$956,593	$1,140,077
Onboard and other revenues	392,422	443,697

Total revenues	1,349,015	1,583,774

Cruise operating expenses:
Commissions, transportation and other	232,552	284,735
Onboard and other	112,523	117,315
Payroll and related	165,466	163,343
Food	80,913	82,096
Fuel	136,488	174,299
Other operating	237,493	269,211

Total cruise operating expenses	965,435	1,090,999
Marketing, selling and administrative expenses	190,593	196,548
Depreciation and amortization expenses	137,925	127,277

Operating Income	55,062	168,950

Other income (expense):
Interest income	1,159	3,015
Interest expense, net of interest capitalized	(68,327)	(81,086)
Other expense	(22,980)	(6,130)

	(90,148)	(84,201)

Net (Loss) Income	$(35,086)	$84,749

(Loss) Earnings per Share:
Basic	$(0.16)	$0.40

Diluted	$(0.16)	$0.40

Weighted-Average Shares Outstanding:
Basic	213,780	213,482

Diluted	213,780	214,280

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Six Months Ended June 30,
	2009	2008
Passenger ticket revenues	$1,905,863	$2,177,980
Onboard and other revenues	768,754	834,879

Total revenues	2,674,617	3,012,859

Cruise operating expenses:
Commissions, transportation and other	468,381	542,675
Onboard and other	195,757	195,835
Payroll and related	334,212	317,582
Food	166,316	165,098
Fuel	291,363	332,533
Other operating	461,742	499,462

Total cruise operating expenses	1,917,771	2,053,185
Marketing, selling and administrative expenses	379,750	401,489
Depreciation and amortization expenses	277,781	251,667

Operating Income	99,315	306,518

Other income (expense):
Interest income	2,889	5,523
Interest expense, net of interest capitalized	(147,789)	(159,034)
Other (expense) income	(25,739)	7,349

	(170,639)	(146,162)

Net (Loss) Income	$(71,324)	$160,356

(Loss) Earnings per Share:
Basic	$(0.33)	$0.75

Diluted	$(0.33)	$0.75

Weighted-Average Shares Outstanding:
Basic	213,734	213,404

Diluted	213,734	214,398

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of
	June 30, 2009	December 31, 2008
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$309,758	$402,878
Trade and other receivables, net	241,224	271,287
Inventories	102,520	96,077
Prepaid expenses and other assets	145,038	125,160
Derivative financial instruments	111,921	81,935

Total current assets	910,461	977,337
Property and equipment, net	13,593,681	13,878,998
Goodwill	781,609	779,246
Other assets	1,050,906	827,729

	$16,336,657	$16,463,310

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$723,283	$471,893
Accounts payable	262,647	245,225
Accrued interest	80,952	128,879
Accrued expenses and other liabilities	493,792	687,369
Customer deposits	1,109,322	968,520
Hedged firm commitments	192,693	172,339

Total current liabilities	2,862,689	2,674,225
Long-term debt	6,045,388	6,539,510
Other long-term liabilities	379,745	446,563

Commitments and contingencies (Note 6)

Shareholders’ equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 224,104,859 and 223,899,076 shares issued, June 30, 2009 and December 31, 2008, respectively)	2,241	2,239
Paid-in capital	2,962,610	2,952,540
Retained earnings	4,521,205	4,592,529
Accumulated other comprehensive loss	(23,517)	(319,936)
Treasury stock (10,308,683 and 11,076,701 common shares at cost, June 30, 2009 and December 31, 2008, respectively)	(413,704)	(424,360)

Total shareholders’ equity	7,048,835	6,803,012

	$16,336,657	$16,463,310

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2009	2008
Operating Activities
Net (loss) income	$(71,324)	$160,356
Adjustments:
Depreciation and amortization	277,781	251,667
Changes in operating assets and liabilities:
Decrease in trade and other receivables, net	46,842	68,149
Increase in inventories	(6,312)	(20,341)
Increase in prepaid expenses and other assets	(20,197)	(47,747)
Increase in accounts payable	17,670	26,604
Decrease in accrued interest	(47,927)	(41,471)
(Decrease) increase in accrued expenses and other liabilities	(23,453)	26,328
Increase in customer deposits	131,792	354,894
Other, net	37,986	(17,008)

Net cash provided by operating activities	342,858	761,431

Investing Activities
Purchases of property and equipment	(323,589)	(1,313,168)
Cash received on settlement of derivative financial instruments	49,303	253,872
Loans and equity contributions to unconsolidated affiliates	(181,683)	(20,771)
Proceeds from the sale of Celebrity Galaxy	290,928	—
Other, net	(5,883)	(7,744)

Net cash used in investing activities	(170,924)	(1,087,811)

Financing Activities
Debt proceeds	75,813	1,098,105
Debt issuance costs	(15,456)	(12,006)
Repayments of debt	(327,648)	(511,634)
Dividends paid	—	(96,017)
Proceeds from exercise of common stock options	—	3,372
Other, net	721	495

Net cash (used in) provided by financing activities	(266,570)	482,315

Effect of exchange rate changes on cash	1,516	439

Net (decrease) increase in cash and cash equivalents	(93,120)	156,374

Cash and cash equivalents at beginning of period	402,878	230,784

Cash and cash equivalents at end of period	$309,758	$387,158

Supplemental Disclosure
Cash paid during the period for:
Interest, net of amount capitalized	$171,856	$172,448

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

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 157-2, “Effective date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 provided a one year deferral of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) for non-financial assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis. These provisions became effective for us as of January 1, 2009, and the adoption did not have a material impact on our consolidated financial statements.

On April 1, 2009, we adopted the provisions of FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“the FSP”). The FSP requires disclosures about fair value of financial instruments whenever summarized financial information for interim reporting periods is presented. Entities shall disclose the methods and significant assumptions used to estimate the fair value of financial instruments and shall describe changes in methods and significant assumptions, if any, during the period. See Note 9. Fair Value Measurements and Derivative Instruments for our disclosures required under the FSP.

On April 1, 2009, we adopted the provisions of SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of this standard did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS 166 will be effective for our fiscal year 2010 interim and annual consolidated financial statements. We are currently evaluating the impact of adopting this standard.

In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 eliminates FASB Interpretation 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying FASB Interpretation 46(R)’s provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. SFAS 167 will be effective for our fiscal year 2010 interim and annual consolidated financial statements and we are currently evaluating the impact of adopting this standard.

Reclassifications

Reclassifications have been made to prior year cash flow amounts to conform to the current year presentation.

Note 3. (Loss) Earnings Per Share

A reconciliation between basic and diluted (loss) earnings per share is as follows (in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net (loss) income for basic and diluted (loss) earnings per share	$(35,086)	$84,749	$(71,324)	$160,356

Weighted-average common shares outstanding	213,780	213,482	213,734	213,404
Dilutive effect of stock options and restricted stock awards	—	798	—	994

Diluted weighted-average shares outstanding	213,780	214,280	213,734	214,398

Basic (loss) earnings per share	$(0.16)	$0.40	$(0.33)	$0.75
Diluted (loss) earnings per share	$(0.16)	$0.40	$(0.33)	$0.75

Diluted (loss) earnings per share did not include options and restricted stock units of 7.1 million and 4.6 million for the second quarters of 2009 and 2008, respectively, and 7.1 million and 4.5 million for the first six months of 2009 and 2008, respectively, because the effect of including them would have been antidilutive.

Note 4. Long-Term Debt

In February 2009, we entered into a credit agreement based on terms originally agreed in June 2007 providing financing for our fourth Solstice-class ship, which is scheduled for delivery in the third quarter of 2011. The credit agreement provides for an unsecured term loan for up to 80% of the purchase price of the vessel which will be 95% guaranteed by Hermes, the official export credit agency of Germany. The loan will have a 12-year life with semi-annual amortization, and will bear interest at a fixed rate of 5.82% (inclusive of the applicable margin).

In May 2009, we entered into a credit agreement providing financing for Oasis of the Seas, which is scheduled for delivery in the fourth quarter of 2009. The credit agreement provides for an unsecured term loan for up to 80% of the purchase price of the vessel or approximately $840.0 million and €159.4 million which will be 95% guaranteed by Finnvera, the official export credit agency of Finland. The loan amortizes over 12 years with commercial banks providing 60% of the financing, each having the ability to opt-out after six years. Finnish Export Credit Ltd. will provide funding for 40% of the financing. When the loan is drawn, approximately $420.0 million of the facility will be at a fixed interest rate of approximately 5.41% (inclusive of the applicable margin), approximately $420.0 million of the facility will be at a floating interest rate of LIBOR plus 3.00% and approximately €159.4 million of the facility will be at a floating rate of EURIBOR plus 2.25%. Financing for Oasis of the Seas is required to be secured by the vessel if at the time the loan is drawn our senior debt is rated below BB- by Standard & Poor’s or below Ba3 by Moody’s. Our current senior debt rating is BB- with a negative outlook by Standard & Poor’s and Ba3 with a negative outlook by Moody’s.

Our financing agreements contain covenants that require us, among other things, to maintain minimum net worth and fixed charge coverage ratio and limit our net debt-to-capital ratio. Our minimum net worth and maximum net debt-to-capital calculations exclude the impact of accumulated other comprehensive income (loss) on total shareholders’ equity. The fixed charge coverage ratio is calculated by dividing net cash from operations for the past four quarters by the sum of dividend payments plus scheduled principal debt payments in excess of any new financings for the past four quarters. We are currently in compliance with all debt covenants. As of June 30, 2009, our net worth was $7.1 billion compared with a minimum requirement of $5.1 billion, our fixed charge coverage ratio was 20.38x compared with a minimum requirement of 1.25x and our net-debt-to-capital was 47.7% compared to a maximum limit of 62.5%.

Note 5. Goodwill and Other Assets

We review goodwill for impairment whenever events or circumstances indicate but at least annually. Due to the fact that the book value of our shareholders’ equity exceeded our market capitalization, we performed an interim test for impairment of goodwill during the second quarter of 2009. We determined the fair value of our two reporting units which include goodwill, Royal Caribbean International and Pullmantur, exceeded their carrying values. Therefore, we do not consider goodwill to be impaired and we did not proceed to step two of the impairment analysis.

We have determined that our 50% interest in the TUI Cruises GmbH joint venture with TUI AG, which operates the brand TUI Cruises, is a variable interest entity. In March 2009, we sold Celebrity Galaxy to TUI Cruises for €224.4 million to serve as its first ship. The ship was renamed Mein Schiff and began sailing in May 2009. Concurrently with entering into the agreement to sell Celebrity Galaxy, we executed certain forward exchange contracts to lock in the sales price at approximately $315.0 million. We deferred the entire gain on the sale of $35.9 million and will recognize this amount over the remaining life of the ship estimated to be 23 years. We and TUI AG each invested €112.2 million in the joint venture to fund the ship’s purchase. As of June 30, 2009, our investment in this entity which is also our maximum exposure to loss, was approximately $182.9 million and was included within other assets in the consolidated balance sheet. We have determined that we are not the primary beneficiary as we would not absorb the majority of TUI Cruises’ expected losses nor receive a majority of TUI Cruises’ residual returns. Accordingly, we do not consolidate this entity and account for this investment under the equity method of accounting.

Note 6. Commitments and Contingencies

Capital Expenditures. As of June 30, 2009, the expected dates our ships on order will enter service and their planned berths are as follows:

Ship	Expected to Enter Service	Approximate Berths
Royal Caribbean International:
Oasis-class:
Oasis of the Seas	4th Quarter 2009	5,400
Allure of the Seas	4th Quarter 2010	5,400
Celebrity Cruises:
Solstice-class:
Celebrity Equinox[1]	3rd Quarter 2009	2,850
Celebrity Eclipse	2nd Quarter 2010	2,850
Unnamed	3rd Quarter 2011	2,850
Unnamed	4th Quarter 2012	2,850

	Total Berths	22,200

1.	We took delivery of Celebrity Equinox in July 2009.

The anticipated aggregate cost of these ships is approximately $6.5 billion, of which we have deposited $669.2 million as of June 30, 2009. Approximately 12.8% of the aggregate cost was exposed to fluctuations in the euro exchange rate at June 30, 2009. As of June 30, 2009, we anticipated overall capital expenditures, including the six ships on order, will be approximately $2.1 billion for 2009, $2.2 billion for 2010, $1.0 billion for 2011, and $1.0 billion for 2012.

Litigation.

In January 2006, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York alleging that we and certain other named cruise lines infringed rights in copyrighted works and other intellectual property by presenting performances on our cruise ships without securing the necessary licenses. In March 2009, the Court dismissed the complaint for failure to state a claim with sufficient particularity but granted leave to re-file. In April 2009 plaintiffs filed an amended complaint with substantially the same allegations as the original complaint except that it no longer seeks class action treatment and confines its allegations of infringement to plaintiffs’ copyrights of the theatrical production of Grease. The suit seeks payment of damages against all named defendants in an undetermined amount of not less than $10.0 million, as well as disgorgement of profits, a permanent injunction against future infringement and punitive and treble damages. We have filed a motion to dismiss the amended complaint or, alternatively, to sever and transfer the case to the United States District Court for the Southern District of Florida. We believe we have meritorious defenses to these claims which we will continue to vigorously pursue.

We have a lawsuit pending in the Circuit Court for Miami-Dade County, Florida against Rolls Royce, co-producer of the Mermaid pod-propulsion system on Millennium-class ships, for the recurring Mermaid pod failures. Alstom Power Conversion, the other co-producer of the pod-propulsion system, settled out of this suit in January 2006 for $38.0 million. In December 2008, Rolls Royce filed its answer to our lawsuit denying the allegations and asserting various affirmative defenses. Rolls Royce also counterclaimed that we engaged in a civil conspiracy with Alstom Power Conversion and its related parties (“Alstom”), that we tortiously interfered with Rolls Royce’s joint venture agreement with Alstom and that we caused Alstom to breach its fiduciary obligations owing to Rolls Royce under the joint venture agreement. Rolls Royce alleges damages against us in excess of $100.0 million for these claims. The case is set for trial in January 2010 and has been referred to mediation. We believe we have meritorious claims against Rolls Royce and meritorious defenses to the counterclaims, both of which we intend to vigorously pursue.

In July 2006, a purported class action lawsuit was filed in the United States District Court for the Central District of California alleging that we failed to timely pay crew wages and failed to pay proper crew overtime. The suit seeks payment of damages in an undetermined amount, including penalty wages under the United States Seaman’s Wage Act and equitable relief damages under the California Unfair Competition Law. In December 2006, the District Court granted our motion to dismiss the claim and held that it should be arbitrated pursuant to the arbitration provision in Royal Caribbean’s collective bargaining agreement. In November 2008, the United States Ninth Circuit Court of Appeals affirmed the District Court’s finding and plaintiffs’ subsequent request for rehearing and rehearing en banc was denied. In June 2009, the United States Supreme Court denied plaintiffs’ petition for writ of certiorari. We believe we have meritorious defenses to these claims which we will continue to vigorously pursue.

The Miami District Office of the United States Equal Employment Opportunity Commission (“EEOC”) has alleged that certain of our shipboard employment practices do not comply with United States employment laws. In June 2007, the EEOC proposed payment of monetary sanctions of approximately $27.0 million and certain remedial actions. Following discussions with the EEOC regarding this matter, the EEOC informed us in April 2008 that they transferred the matter to its legal unit for litigation review. To date, no legal proceedings have been initiated. We believe we have meritorious defenses to these claims and, if proceedings are initiated, we intend to vigorously pursue them.

The Florida Attorney General’s office is investigating whether there is or has been a violation of state or federal anti-trust laws in connection with the setting by us and other cruise line operators of fuel supplements in 2007. We are cooperating with the Florida Attorney General’s office in connection with this investigation and to date the Florida Attorney General’s office has not initiated any proceedings against us.

In July 2009, three purported class actions were filed in United States District Court for the Eastern District of Michigan against Park West Galleries, Inc., doing business as Park West Gallery, PWG Florida, Inc., Fine Art Sales, Inc., Vista Fine Art LLC, doing business as Park West At Sea (together, “Park West”), Albert Scaglione, the founder and CEO of Park West, other unnamed parties and Royal Caribbean Cruises Ltd. In two of the actions, other cruise line companies are also named as additional defendants, including in one of them, Celebrity Cruises Inc. The actions are being brought on behalf of purchasers of artwork at shipboard art auctions conducted by Park West on the named cruise lines. The substance of the claims in all three actions is virtually the same. The suits allege that the artwork Park West sells is not what it represents to its customers and that Royal Caribbean Cruises Ltd., Celebrity Cruises Inc. and other named cruise lines are fraudulently concealing the activities of Park West, are being enriched unjustly from the sale of the artwork and are engaged in a conspiracy with Park West in violation of the Racketeer Influenced and Corrupt Organizations Act (“RICO”). The actions seek from the named defendants refund and restitution of all monies acquired from the sale of artwork at shipboard auctions, recovery for the amount of payments for the purchased artwork, damages on the RICO claims in an indeterminate amount, permitted statutory damages and unspecified equitable or injunctive relief. The suits also seek from Park West and Scaglione additional statutory, breach of contract and breach of warranty damages in unspecified amounts. The suits are at their very early stages of litigation; however, we believe we have meritorious defenses to the claims against us and we intend to vigorously pursue them.

Because of the inherent uncertainty as to the outcome of the proceedings and investigation described above, we are unable at this time to estimate the possible impact of these matters on us.

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

Note 7. Shareholders’ Equity

We declared cash dividends on our common stock of $0.15 per share during the first, second and third quarters of 2008. Commencing in the fourth quarter 2008, our board of directors discontinued the quarterly dividends.

Note 8. Comprehensive Income

Comprehensive income includes net income (loss), foreign currency translation adjustments and changes in the fair value of derivative instruments that qualify as cash flow hedges. The cumulative changes in fair value of the derivatives are deferred and recorded as a component of accumulated other comprehensive income (loss) until the hedged transactions are realized and recognized in earnings.

Comprehensive income was as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net (loss) income	$(35,086)	$84,749	$(71,324)	$160,356
Changes related to cash flow derivative hedges	301,000	93,396	285,035	198,152

Foreign currency translation adjustments	29,043	202	11,384	(4,064)

Total comprehensive income	$294,957	$178,347	$225,095	$354,444

Note 9. Fair Value Measurements and Derivative Instruments

Fair Value Measurements

The Company uses quoted prices in active markets when available to determine the fair value of its financial instruments. The estimated fair value of our financial instruments that are not measured at fair value on a recurring basis are as follows (in thousands):

	At June 30, 2009	At December 31, 2008
Long-term debt (including current portion of long-term debt)	$5,709,287	$5,132,547

Long-Term Debt

The fair values of our senior notes and senior debentures were estimated by obtaining quoted market prices. The fair values of all other debt were estimated using the present value of expected future cash flows.

Other Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value at June 30, 2009 and December 31, 2008.

In addition, assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy described in Note 2. Summary of Significant Accounting Policies in our annual report on Form 10-K for the year ended December 31, 2008.

The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2009 Using				Fair Value Measurements at December 31, 2008 Using
Description	Total	Level 1[1]	Level 2[2]	Level 3[3]	Total	Level 1[1]	Level 2[2]	Level 3[3]

Assets:

Derivative financial instruments[4]	$353,474	—	353,474	—	$284,175	—	284,175	—

Investments[5]	$8,548	8,548	—	—	$14,238	14,238	—	—

Total Assets	$362,022	$8,548	$353,474	$—	$298,413	$14,238	$284,175	$—

Liabilities:
Derivative financial instruments[6]	$182,844	—	182,844	—	$360,941	—	360,941	—

Total Liabilities	$182,844	$—	$182,844	$—	$360,941	$—	$360,941	$—

1.	Inputs based on quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Valuation of these items does not entail a significant amount of judgment.
2.	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Fair value is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms such as maturity, as well as other inputs such as exchange rates, fuel types, fuel curves, interest rate yield curves, creditworthiness of the counterparty and the Company.
3.	Inputs that are unobservable for the asset or liability. The Company did not use any Level 3 inputs for the fair value measurements during the periods presented.
4.	Consists of foreign currency forward contracts and interest rate, cross currency and fuel swaps.
5.	Consists of exchange-traded equity securities and mutual funds.
6.	Consists of fuel swaps and foreign currency forward contracts.

The reported fair values are based on a variety of factors and assumptions. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of June 30, 2009 or December 31, 2008, or that will be realized in the future and do not include expenses that could be incurred in an actual sale or settlement.

Concentrations of Credit Risk

We monitor concentrations of credit risk associated with financial and other institutions with which we conduct significant business. Our exposure under foreign currency contracts, interest rate and fuel swap agreements is limited to the cost of replacing the contracts in the event of non-performance by the counterparties to the contracts, all of which are currently our lending banks. To minimize this risk, we select counterparties with credit risks acceptable to us and we limit our exposure to an individual counterparty. Credit risk, including but not limited to counterparty nonperformance under derivative instruments, our revolving credit facility and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions and insurance companies that we have well established relationships with and that have credit risks acceptable to us or the credit risk is spread out among a large number of counterparties. We do not anticipate nonperformance by any of our significant counterparties. In addition, we have established guidelines regarding credit ratings and instrument maturities that we follow to maintain safety and liquidity. We do not normally require collateral or other security to support credit relationships; however, in certain circumstances this option is available to us. We normally require guarantees to support new ship progress payments to shipyards.

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

On an ongoing basis, we assess whether derivatives used in hedging transactions are “highly effective” in offsetting changes in the fair value or cash flow of hedged items. We use the long-haul method to assess hedge effectiveness using regression analysis for each hedge relationship under our interest rate, foreign currency and fuel hedging programs. We apply the same methodology on a consistent basis for assessing hedge effectiveness to all hedges within each hedging program (i.e. interest rate, foreign currency and fuel). We generally perform regression analysis over an observation period commensurate with the contractual life of the derivative instrument up to three years. High effectiveness is achieved when a statistically valid relationship reflects a high degree of offset and correlation between the fair values of the derivative instrument and the hedged item. The determination of ineffectiveness is based on the amount of dollar offset between the change in fair value of the derivative instrument and the change in fair value of the hedged item at the end of the reporting period. If it is determined that a derivative is not highly effective as a hedge or hedge accounting is discontinued, any change in fair value of the derivative since the last date at which it was determined to be effective is recognized in earnings. In addition, the ineffective portion of our highly effective hedges is recognized in earnings immediately and reported in other income (expense) in our consolidated statements of operations.

Cash flows from derivative instruments that are designated as fair value or cash flow hedges are classified in the same category as the cash flows from the underlying hedged items. In the event that hedge accounting is discontinued, cash flows subsequent to the date of discontinuance are classified consistent with the nature of the instrument.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our long-term debt obligations including future interest payments. At June 30, 2009, approximately 44% of our long-term debt was effectively fixed and approximately 56% was floating. We enter into interest rate and cross currency swap agreements to modify our exposure to interest rate movements and to manage our interest expense. We assess the risk that changes in interest rates will have either on the fair value of debt obligations or on the amount of future interest payments by monitoring changes in interest rate exposures and by evaluating hedging opportunities.

Market risk associated with our long-term fixed rate debt is the potential increase in fair value resulting from a decrease in interest rates. We enter into interest swap agreements that effectively convert a portion of our fixed-rate debt to a floating-rate basis to manage this risk. At June 30, 2009 our interest rate swap agreements effectively changed $350.0 million of debt with a fixed rate of 7.25% to LIBOR-based floating rate debt, and €1.0 billion of debt with a fixed rate of 5.625% to EURIBOR-based floating rate. In addition, at June 30, 2009 we had cross currency swap agreements that effectively changed €300.0 million of the €1.0 billion floating EURIBOR-based debt to $389.1 million of floating LIBOR-based debt.

Our interest rate swaps and cross currency swap agreements are accounted for as fair value hedges. During the quarter and six months ended June 30, 2009, we recognized in earnings, a net loss of approximately $3.9 million and $9.0 million, respectively, which represented the total ineffectiveness of the fair value hedges pertaining to interest rate and cross currency swaps. The amount for the six months ended June 30, 2009 includes an out of period adjustment of approximately $7.1 million which represents the cumulative reduction in the fair value of certain interest rate swaps during 2007 and 2008 due to an error in data embedded in the software we use to assist with calculating the fair value of our interest rate swaps. Because the adjustment, both individually and in the aggregate, was not material to any of the prior years’ financial statements, and the impact of correcting the adjustment in the current year is not expected to be material to the full year 2009 financial statements, we recorded the correction of this adjustment in the financial statements in the first quarter of 2009.

The notional amount of outstanding debt related to interest rate swaps as of June 30, 2009 was $1.8 billion. The notional amount of outstanding debt related to cross currency swaps as of June 30, 2009 was $389.1 million.

Foreign Currency Exchange Rate Risk

Our primary exposure to foreign currency exchange rate risk relates to our ship construction firm commitments denominated in euros and a portion of our euro-denominated debt. We enter into euro-denominated forward contracts to manage our exposure to movements in foreign currency exchange rates. As discussed above, we also have cross currency swap agreements that effectively change €300.0 million of floating EURIBOR-based debt to $389.1 million of floating LIBOR-based debt at June 30, 2009. At June 30, 2009, approximately 12.8% of the aggregate cost of the ships was exposed to fluctuations in the euro exchange rate. Our foreign exchange contracts are accounted for as fair value and cash flow hedges depending on the designation of the related hedge.

The notional amount of outstanding foreign exchange contracts as of June 30, 2009 was $4.4 billion.

We consider our investments in foreign subsidiaries to be denominated in relatively stable currencies and of a long-term nature. We partially address the exposure of our investments in foreign subsidiaries by denominating a portion of our debt in our subsidiaries’ functional currencies (generally euros). Specifically, we have assigned debt of approximately €375.1 million, or approximately $526.3 million, as a hedge of our net investment in Pullmantur.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the consumption of fuel on our ships. We use fuel swap agreements to mitigate the financial impact of fluctuations in fuel prices. As of June 30, 2009, we have entered into fuel related swap agreements, which pertain to approximately 600,000 metric tons of our projected 2009 fuel purchases, 700,000 metric tons of our projected 2010 fuel purchases and 650,000 metric tons of our projected 2011 fuel purchases. Such agreements pertain to 50% of our projected 2009 fuel requirements, 50% of our projected 2010 fuel requirements and 45% of our projected 2011 fuel requirements. Our fuel swap agreements are accounted for as cash flow hedges.

At June 30, 2009, $18.3 million of estimated unrealized net losses associated with our cash flow hedges pertaining to fuel swap agreements are expected to be reclassified as earnings from other accumulated comprehensive loss within the next twelve months. Reclassification is expected to occur primarily as the result of fuel consumption associated with our hedged forecasted fuel purchases. At June 30, 2009, we have hedged the variability in future cash flows for certain forecasted transactions occurring through the second half of 2011.

At June 30, 2009, the fair value and line item caption of derivative instruments recorded were as follows:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	As of June 30, 2009		As of June 30, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
In thousands
Derivatives designated as hedging instruments under Statement 133[1]

Interest rate swaps	Other Assets	$131,959	Other long-term liabilities	$—

Cross currency swaps	Other Assets	36,688	Other long-term liabilities	—

Foreign currency forward contracts	Derivative Financial Instruments	84,251	Accrued expenses and other liabilities	(58,260)

Foreign currency forward contracts	Other Assets	14,834	Other long-term liabilities	(73,974)

Fuel swaps	Derivative Financial Instruments	27,669	Accrued expenses and other liabilities	(44,226)

Fuel swaps	Other Assets	58,073	Other long-term liabilities	(6,384)

Total derivatives designated as hedging instruments under Statement 133		$353,474		$(182,844)

[1]	SFAS 133, Accounting for Derivative Instruments and Hedging Activities

At June 30, 2009, the fair value and line item caption of non-derivative instruments recorded was as follows:

Non-derivative instrument designated as hedging instrument under Statement 133	Balance Sheet Location	Carrying Value
In thousands
Foreign currency debt	Long-term debt	$(526,335)

		$(526,335)

The effect of derivative instruments qualifying and designated as hedging instruments and the related hedged items in fair value hedges on the consolidated statement of operations for the quarter and six months ended June 30, 2009 was as follows:

Derivatives and related Hedged Items in Statement 133 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative and Hedged Item	Amount of Gain (Loss) Recognized in Income of Derivative		Amount of Gain (Loss) Recognized in Income on Hedged Item
		Quarter Ended June 30, 2009	Six Months Ended June 30, 2009	Quarter Ended June 30, 2009	Six Months Ended June 30, 2009
In thousands
Interest rate swaps	Interest expense, net of interest capitalized	$9,777	$16,410	$—	$—

Cross currency swaps	Interest expense, net of interest capitalized	1,284	2,482	—	—

Interest rate swaps	Other income (expense)	(26,057)	(9,761)	27,607	3,044

Cross currency swaps	Other income (expense)	16,864	(487)	(22,320)	(1,845)

Foreign currency forward contracts	Other income (expense)	81,709	20,058	(83,115)	(16,451)

		$83,577	$28,702	$(77,828)	$(15,252)

The effect of derivative instruments qualifying and designated as hedging instruments in cash flow hedges on the consolidated financial statements for the quarter and six months ended June 30, 2009 was as follows:

Derivatives in Statement 133 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness testing)
	Quarter Ended June 30, 2009	Six Months Ended June 30, 2009		Quarter Ended June 30, 2009	Six Months Ended June 30, 2009		Quarter Ended June 30, 2009	Six Months Ended June 30, 2009
In thousands

Interest rate swaps	$—	$—	Interest Expense, net of interest capitalized	$(311)	$(619)	Other income (expense)	$—	$—

Foreign currency forward contracts	145,981	38,367	Depreciation and amortization expenses	70	140	Other income (expense)	837	44

Foreign currency forward contracts	—	—	Passenger ticket revenues	—	103	Other income (expense)	—	—

Foreign currency forward contracts	(22)	22,047	Other income (expense)	—	—	Other income (expense)	65	159

Fuel swaps	129,378	146,213	Fuel	(27,703)	(81,026)	Other income (expense)	735	735

	$275,337	$206,627		$(27,944)	$(81,402)		$1,637	$938

The effect of derivative instruments qualifying and designated as hedging instruments in net investment hedges on the consolidated financial statements for the quarter and six months ended June 30, 2009 was as follows:

Non-derivatives instrument in Statement 133 Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Quarter Ended June 30, 2009	Six Months Ended June 30, 2009		Quarter Ended June 30, 2009	Six Months Ended June 30, 2009
In thousands
Foreign Currency Debt	$(29,293)	$(199)	Other Income (expense)	$—	$—

	$(29,293)	$(199)		$—	$—

Contingent Features

Starting in 2012, our current interest rate and cross currency derivative instruments may require us to post collateral if our Standard & Poor’s and Moody’s credit ratings are below specified levels. Specifically, if on the fifth anniversary of entering into a derivative transaction and on all succeeding fifth-year anniversaries our credit ratings for our senior debt were to be below BBB- by Standard & Poor’s and Baa3 by Moody’s, then each counterparty to such derivatives with whom we are in a net liability position that exceeds the applicable minimum call amount may demand that we post collateral in an amount equal to the net liability position. The amount of collateral required to be posted following such event will change each time our net liability position increases or decreases by more than the applicable minimum call amount. If our credit rating for our senior debt is equal to or above BBB- by Standard & Poor’s or Baa3 by Moody’s, then any collateral posted at such time will be released to us. Currently, our senior debt credit rating is BB- with a negative outlook by Standard & Poor’s and Ba3 with a negative outlook by Moody’s. Only our interest rate and cross currency derivative instruments have a term of at least five years and will not reach their fifth anniversary until 2012. Therefore, as of June 30, 2009, we are not required to post any collateral for our derivative instruments.

Note 10. Subsequent Events

In July 2009, we issued $300.0 million of 11.875% senior unsecured notes due 2015 at a price of 97.399% of par. The net proceeds from the offering were used to repay $285.0 million outstanding under our unsecured revolving credit facility.

In July 2009, we took delivery of Celebrity Equinox, the second Solstice-class ship for Celebrity Cruises. To finance the purchase, we drew in full $524.5 million from an unsecured term loan which is 95% guaranteed by Hermes, the official export credit agency of Germany. The loan, which is based on terms originally agreed in September 2005, has a 12-year life with semi-annual amortization, and bears interest at LIBOR plus a margin of 50 basis points, currently approximately 1.465%.

We evaluated subsequent events through July 29, 2009, the date our financial statements were issued.

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

Critical Accounting Policies

Valuation of Goodwill

We review goodwill for impairment whenever events or circumstances indicate but at least annually. Due to the fact that the book value of our shareholders’ equity exceeded our market capitalization, we performed an interim test for impairment of goodwill during the second quarter of 2009. We determined the fair value of our two reporting units which include goodwill, Royal Caribbean International and Pullmantur, exceeded their carrying values. Therefore, we do not consider goodwill to be impaired and we did not proceed to step two of the impairment analysis.

Derivative Instruments

We enter into forward and swap contracts to manage our interest rate exposure and to limit our exposure to fluctuations in foreign currency exchange rates and fuel prices. These instruments are designated as hedges and are recorded on the balance sheet at their fair value. Our derivative instruments are not held for trading or speculative purposes. We account for derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133). See Note 2 and 14 of the Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2008 for more information on SFAS 133, the Company’s hedging programs and derivative financial instruments.

We enter into foreign currency forward contracts and interest rate, cross-currency and fuel swaps with third party institutions in over-the-counter markets. We estimate the fair value of our foreign currency forward contracts and interest rate and cross-currency swaps using expected future cash flows based on the instruments’ contract terms and published forward curves for foreign currency exchange and interest rates. We apply present value techniques and LIBOR-based discount rates to convert the expected future cash flows to the current fair value of the instruments.

We estimate the fair value of our fuel swaps using expected future cash flows based on the swaps’ contract terms and forward prices. We derive forward prices from forward fuel curves based on pricing inputs provided by third-party institutions that transact in the fuel indices we hedge. We validate these pricing inputs against actual market transactions. We apply present value techniques and LIBOR-based discount rates to convert the expected future cash flows to the current fair value of the instruments. We also corroborate our fair value estimates using valuations provided by our counterparties.

We adjust the valuation of our derivative financial instruments to incorporate credit risk, when applicable.

We believe it is unlikely that materially different estimates for the fair value of our foreign currency forward contracts and interest rate, cross-currency and fuel swaps would be derived from using other valuation models, assumptions, inputs or conditions suggested by actual historical experience.

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

Summary of Historical Results of Operations

Total revenues decreased 14.8% to $1.3 billion in the second quarter of 2009 from total revenues of $1.6 billion for the same period in 2008 primarily due to the decrease in ticket prices. Net Yields decreased by approximately 17.9% compared to the same period in 2008. The decrease in Net Yields was primarily due to the decrease in ticket prices, a decrease in onboard spending and a slight decrease in occupancy. These decreases were partially offset by decreases in operating expenses. As a result, our net loss was $35.1 million or $0.16 per share on a diluted basis for the second quarter of 2009 compared to net income of $84.7 million or $0.40 per share on a diluted basis for the second quarter of 2008.

We continue to discount pricing below recent historical levels. As a result of our discounted pricing and the elasticity of the market for our cruise vacations, we have maintained levels of occupancy in excess of 100%. General business conditions and the booking environment have remained stable and consistent with those we have observed since the beginning of 2009 with the exception of the effect of the H1N1 virus. During the second quarter of 2009, the H1N1 virus resulted in selective itinerary modifications and diminished demand for our cruises and tours to Mexico.

Other significant items for the second quarter of 2009 include:

•	Net Cruise Costs per APCD decreased by approximately 11.5% compared to the same period in 2008.

•

Net Debt-to-Capital decreased to 47.8% as of June 30, 2009 compared to 49.3% as of December 31, 2008. Similarly, our Debt-to-Capital ratio decreased to 49.0% as of June 30, 2009 compared to 50.8% as of December 31, 2008.

•

In May 2009, we entered into a credit agreement providing financing for Oasis of the Seas, which is scheduled for delivery in the fourth quarter of 2009. The credit agreement provides for an unsecured term loan for up to 80% of the purchase price of the vessel or approximately $840.0 million and €159.4 million which will be 95% guaranteed by Finnvera, the official export credit agency of Finland. The loan amortizes over 12 years with the commercial banks providing 60% of the financing, each having the ability to opt-out after six years. Finnish Export Credit Ltd. will provide funding for 40% of the financing. When the loan is drawn, approximately $420.0 million of the facility will be at a fixed interest rate of approximately 5.41% (inclusive of the applicable margin), approximately $420.0 million of the facility will be at a floating interest rate of LIBOR plus 3.00% and approximately €159.4 million of the facility will be at a floating rate of EURIBOR plus 2.25%. Financing for Oasis of the Seas is required to be secured by the vessel if at the time the loan is drawn our senior debt is rated below BB- by Standard & Poor’s or below Ba3 by Moody’s. Our current senior debt rating is BB- with a negative outlook by Standard & Poor’s and Ba3 with a negative outlook by Moody’s.

•	Mein Schiff (formerly Celebrity Galaxy), the first ship in the TUI Cruises fleet, began sailing in May 2009.

Other Items:

•

In July 2009, we issued $300.0 million of 11.875% senior unsecured notes due 2015 at a price of 97.399% of par. The net proceeds from the offering were used to repay $285.0 million outstanding under our unsecured revolving credit facility.

•

In July 2009, we took delivery of Celebrity Equinox, the second Solstice-class ship for Celebrity Cruises. To finance the purchase, we drew in full $524.5 million from an unsecured term loan which is 95% guaranteed by Hermes, the official export credit agency of Germany. The loan, which is based on terms originally agreed in September 2005, has a 12-year life with semi-annual amortization, and bears interest at LIBOR plus a margin of 50 basis points, currently approximately 1.465%.

Operating results for the quarter and six months ended June 30, 2009 compared to the same periods in 2008 are shown in the following table (in thousands, except per share data):

	Quarter Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
		% of Total Revenues		% of Total Revenues		% of Total Revenues		% of Total Revenues
Passenger ticket revenues	$956,593	70.9%	$1,140,077	72.0%	$1,905,863	71.3%	$2,177,980	72.3%
Onboard and other revenues	392,422	29.1%	443,697	28.0%	768,754	28.7%	834,879	27.7%

Total revenues	1,349,015	100%	1,583,774	100%	2,674,617	100%	3,012,859	100%

Cruise operating expenses:
Commissions, transportation and other	232,552	17.2%	284,735	18.0%	468,381	17.5%	542,675	18.0%
Onboard and other	112,523	8.3%	117,315	7.4%	195,757	7.3%	195,835	6.5%
Payroll and related	165,466	12.3%	163,343	10.3%	334,212	12.5%	317,582	10.5%
Food	80,913	6.0%	82,096	5.2%	166,316	6.2%	165,098	5.5%
Fuel	136,488	10.1%	174,299	11.0%	291,363	10.9%	332,533	11.0%
Other operating	237,493	17.6%	269,211	17.0%	461,742	17.3%	499,462	16.6%

Total cruise operating expenses	965,435	71.6%	1,090,999	68.9%	1,917,771	71.7%	2,053,185	68.1%
Marketing, selling and administrative expenses	190,593	14.1%	196,548	12.4%	379,750	14.2%	401,489	13.3%
Depreciation and amortization expenses	137,925	10.2%	127,277	8.0%	277,781	10.4%	251,667	8.4%

Operating Income	55,062	4.1%	168,950	10.7%	99,315	3.7%	306,518	10.2%

Other income (expense):
Interest income	1,159	0.1%	3,015	0.2%	2,889	0.1%	5,523	0.2%
Interest expense, net of interest capitalized	(68,327)	(5.1)%	(81,086)	(5.1)%	(147,789)	(5.5)%	(159,034)	(5.3)%
Other (expense) income	(22,980)	(1.7)%	(6,130)	(0.4)%	(25,739)	(1.0)%	7,349	0.2%

	(90,148)	(6.7)%	(84,201)	(5.3)%	(170,639)	(6.4)%	(146,162)	(4.9)%

Net (Loss) Income	(35,086)	(2.6)%	84,749	5.4%	(71,324)	(2.7)%	160,356	5.3%

Diluted (Loss) Earnings Per Share	$(0.16)		$0.40		$(0.33)		$0.75

Selected historical statistical information is shown in the following table:

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Passengers Carried	937,610	989,722	1,911,276	2,021,390
Passenger Cruise Days	6,738,213	6,619,144	13,560,581	13,232,069
APCD	6,585,128	6,362,851	13,328,584	12,694,950
Occupancy	102.3%	104.0%	101.7%	104.2%

Gross Yields and Net Yields were calculated as follows (in thousands, except APCD and Yields):

	Quarter Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
Passenger ticket revenues	$956,593	$1,140,077	(16.1)%	$1,905,863	$2,177,980	(12.5)%
Onboard and other revenues	392,422	443,697	(11.6)%	768,754	834,879	(7.9)%

Total revenues	1,349,015	1,583,774	(14.8)%	2,674,617	3,012,859	(11.2)%

Less:
Commissions, transportation and other	232,552	284,735	(18.3)%	468,381	542,675	(13.7)%
Onboard and other	112,523	117,315	(4.1)%	195,757	195,835	0.0%

Net revenues	$1,003,940	$1,181,724	(15.0)%	$2,010,479	$2,274,349	(11.6)%

APCD	6,585,128	6,362,851	3.5%	13,328,584	12,694,950	5.0%
Gross Yields	$204.86	$248.91	(17.7)%	$200.67	$237.33	(15.4)%
Net Yields	$152.46	$185.72	(17.9)%	$150.84	$179.15	(15.8)%

Gross Cruise Costs and Net Cruise Costs were calculated as follows (in thousands, except APCD and costs per APCD):

	Quarter Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
Total cruise operating expenses	$965,435	$1,090,999	(11.5)%	$1,917,771	$2,053,185	(6.6)%
Marketing, selling and administrative expenses	190,593	196,548	(3.0)%	379,750	401,489	(5.4)%

Gross Cruise Costs	1,156,028	1,287,547	(10.2)%	2,297,521	2,454,674	(6.4)%

Less:
Commissions, transportation and other	232,552	284,735	(18.3)%	468,381	542,675	(13.7)%
Onboard and other	112,523	117,315	(4.1)%	195,757	195,835	0.0%

Net Cruise Costs	$810,953	$885,497	(8.4)%	$1,633,383	$1,716,164	(4.8)%

APCD	6,585,128	6,362,851	3.5%	13,328,584	12,694,950	5.0%
Gross Cruise Costs per APCD	$175.55	$202.35	(13.2)%	$172.38	$193.36	(10.9)%
Net Cruise Costs per APCD	$123.15	$139.17	(11.5)%	$122.55	$135.18	(9.3)%

Net Debt-to-Capital was calculated as follows (in thousands):

	As of
	June 30, 2009	December 31, 2008
Long-term debt, net of current portion	$6,045,388	$6,539,510
Current portion of long-term debt	723,283	471,893

Total debt	6,768,671	7,011,403
Less: Cash and cash equivalents	309,758	402,878

Net Debt	$6,458,913	$6,608,525

Total shareholders’ equity	$7,048,835	$6,803,012
Total debt	6,768,671	7,011,403

Total debt and shareholders’ equity	13,817,506	13,814,415

Debt-to-Capital	49.0%	50.8%
Net Debt	6,458,913	6,608,525

Net Debt and shareholders’ equity	$13,507,748	$13,411,537

Net Debt-to-Capital	47.8%	49.3%

Outlook

Third Quarter 2009

We expect Net Yields will decrease approximately 18% compared to 2008.

We expect Net Cruise Costs per APCD to decrease approximately 11% compared to 2008. Excluding fuel, we expect Net Cruise Costs per APCD to decrease approximately 5% compared to 2008.

We expect a 3.1% increase in capacity, primarily driven by the addition of Celebrity Solstice and Celebrity Equinox.

Depreciation and amortization expenses are expected to be approximately $145.0 million and interest expense is expected to be approximately $75.0 million.

We do not forecast fuel prices and our cost calculations for fuel are based on current “at-the-pump” prices net of any hedging impacts. If fuel prices for the third quarter of 2009 remain at the level of current “at-the-pump” prices, fuel expenses for the third quarter of 2009 would be approximately $145.0 million. For the third quarter of 2009, our fuel expense is approximately 49% hedged and a 10% change in fuel prices would result in a change of fuel expenses of approximately $7.0 million for the third quarter of 2009, after taking into account existing hedges.

Based on the expectations above, and assuming that fuel prices remain at the level of current “at-the-pump” prices, we expect third quarter 2009 earnings per share to be in the range of $0.95 to $1.00.

Full Year 2009

We expect Net Yields to decrease approximately 14% compared to 2008.

We expect Net Cruise Costs per APCD to decrease approximately 10% compared to 2008. Excluding fuel, we expect Net Cruise Costs per APCD to decrease in the range of 6% to 7% compared to 2008.

We expect a 5.2% increase in capacity in 2009, primarily driven by a full year of Celebrity Solstice, a full year of Independence of the Seas, the addition of Celebrity Equinox, which entered service during the third quarter of 2009, and the addition of Oasis of the Seas, which will enter service in the fourth quarter of 2009.

Depreciation and amortization expenses are expected to be in the range of $565.0 million to $570.0 million, and interest expense is expected to be approximately $310.0 million.

We do not forecast fuel prices and our cost calculations for fuel are based on current “at-the-pump” prices net of any hedging impacts. If fuel prices for the full year 2009 remain at the level of current “at-the-pump” prices, fuel expenses for the full year 2009 would be approximately $591.0 million. For the full year 2009, our fuel expense is approximately 50% hedged and a 10% change in fuel prices would result in a change in fuel expenses of approximately $15.0 million for the full year 2009, after taking into account existing hedges.

Based on the expectations above, and assuming that fuel prices remain at the level of current “at-the-pump” prices, we expect full year 2009 earnings per share in the range of $0.70 to $0.80.

Quarter Ended June 30, 2009 Compared to Quarter Ended June 30, 2008

Revenues

Total revenues for 2009 decreased $234.8 million or 14.8% to $1.3 billion from $1.6 billion for the same period in 2008. This decrease is primarily due to higher discounts on our ticket prices, a decrease in onboard spending and the adverse effect of foreign currency as a result of a stronger U.S. dollar against the euro, British pound and Canadian dollar compared to 2008. Our revenues were also adversely impacted by a decrease in occupancy from 104.0% in 2008 compared to 102.3% in 2009. The decrease in occupancy was driven by the current worldwide economic downturn with disproportionate pressure within the Spanish market and by the H1N1 virus which resulted in selective itinerary modifications and diminished demand for our cruises and tours to Mexico. This revenue decrease was partially offset by an increase of approximately $55.3 million attributable to an increase in capacity of 3.5%. Although the number of passengers carried for the second quarter of 2009 decreased as compared to the same period in 2008, on average, passengers sailed more days per voyage in 2009 as compared to the same period in 2008 due to certain itinerary changes. The increase in capacity is primarily due to the addition of Celebrity Solstice, which entered service in November 2008 and to a full quarter of Independence of the Seas, which entered service in May 2008. This increase in capacity was partially offset by the sale of Celebrity Galaxy to TUI Cruises.

Onboard and other revenues included concession revenues of $52.8 million in 2009 compared to $60.6 million for the same period in 2008. The decrease in concession revenues was primarily due to a decrease in spending on a per passenger basis, partially offset by the increase in capacity mentioned above.

Cruise Operating Expenses

Total cruise operating expenses for 2009 decreased $125.6 million or 11.5% to $965.4 million from $1.1 billion for the same period in 2008. This decrease was primarily due to a decrease in commissions related to the decrease in ticket prices, a decrease in air expense due to a reduction in guests booking air service through us, a decrease in transportation and lodging expenses related to certain itinerary changes and the impact of the stronger U.S. dollar against the euro, British pound and Canadian dollar compared to 2008. In addition, fuel expenses, which are net of the financial impact of fuel swap agreements, decreased 22.5% per metric ton in 2009 as compared to 2008 primarily as a result of lower fuel prices. These decreases were partially offset by the increase in capacity mentioned above.

Marketing, Selling and Administrative Expenses

Marketing, selling and administrative expenses for 2009 decreased $5.9 million or 3.0% to $190.6 million from $196.5 million for the same period in 2008. The decrease is mainly due to the cost savings initiatives we announced during the third quarter of 2008.

Depreciation and Amortization expenses

Depreciation and amortization expenses for 2009 increased $10.6 million or 8.3% to $137.9 million from $127.3 million for the same period in 2008. The increase is primarily due to the addition of Celebrity Solstice, which entered service in November 2008 and to a full quarter of Independence of the Seas, which entered service in May 2008. This increase was partially offset by the sale of Celebrity Galaxy to TUI Cruises.

Other Income (Expense)

Interest expense, net of interest capitalized, decreased to $68.3 million in 2009 from $81.1 million in 2008. Gross interest expense decreased to $78.7 million in 2009 from $91.6 million in 2008. The decrease was primarily due to lower interest rates, partially offset by a higher average debt level. Interest capitalized remained consistent with the same period in 2008.

Other expense increased to $23.0 million in 2009 from $6.1 million in 2008. The increase was primarily due to a $16.5 million increase in foreign currency exchange losses for 2009 when compared to 2008 due to the impact on customer deposits of the weakening U.S. dollar against the euro, British pound and other currencies in the second quarter of 2009.

Net Yields

Net Yields decreased 17.9% in 2009 compared to 2008 primarily due to the decrease in ticket prices, the decrease in onboard spending and slight decrease in occupancy, the adverse effect of foreign currency due to a stronger U.S. dollar compared to the euro, British pound and Canadian dollar and the impact of itinerary modifications and diminished demand for our cruises and tours to Mexico as mentioned above.

Net Cruise Costs

Net Cruise Costs decreased 8.4% in 2009 compared to 2008 due to a 11.5% decrease in Net Cruise Cost per APCD offset by the 3.5% increase in capacity mentioned above. The decrease in Net Cruise Costs per APCD was primarily driven by decreases in fuel expenses and the decrease in marketing, selling and administrative expenses as mentioned above.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Revenues

Total revenues for 2009 decreased $338.2 million or 11.2% to $2.7 billion from $3.0 billion for the same period in 2008. This decrease is primarily due to higher discounts on our ticket prices, a decrease in onboard spending and the adverse effect of foreign currency as a result of a stronger U.S. dollar against the euro, British pound and Canadian dollar compared to 2008. Our revenues were also adversely impacted by a decrease in occupancy from 104.2% in 2008 compared to 101.7% in 2009. The decrease in occupancy was driven by the current worldwide economic downturn with disproportionate pressure within the Spanish market and by the H1N1 virus which resulted in selective itinerary modifications and diminished demand for our cruises to Mexico. This revenue decrease was partially offset by an increase of approximately $150.4 million attributable to an increase in capacity of 5.0%. Although the number of passengers carried for the first six months of 2009 decreased as compared to the same period in 2008, on average, passengers sailed more days per voyage in 2009 as compared to the same period in 2008 due to certain itinerary changes. The increase in capacity is primarily due to the addition of Celebrity Solstice, which entered service in November 2008, to a full six months of Independence of the Seas, which entered service in May 2008 and a full six months of Ocean Dream which entered service in March 2008. This increase in capacity was partially offset by the sale of Celebrity Galaxy to TUI Cruises.

Onboard and other revenues included concession revenues of $107.0 million in 2009 compared to $120.6 million for the same period in 2008. The decrease in concession revenues was primarily due to a decrease in spending on a per passenger basis, partially offset by the increase in capacity mentioned above.

Cruise Operating Expenses

Total cruise operating expenses for 2009 decreased $135.4 million or 6.6% to $1.9 billion from $2.1 billion for the same period in 2008. This decrease was primarily due to a decrease in commissions related to the decrease in ticket prices, a decrease in air expense due to a reduction in guests booking air service through us and the impact of the stronger U.S. dollar against the euro, British pound and Canadian dollar compared to 2008. In addition, fuel expenses, which are net of the financial impact of fuel swap agreements, decreased 13.0% per metric ton in 2009 as compared to 2008 primarily as a result of lower fuel prices. To a lesser extent, the decrease was also related to a decrease in tour expenses. These decreases were partially offset by the increase in capacity mentioned above.

Marketing, Selling and Administrative Expenses

Marketing, selling and administrative expenses for 2009 decreased $21.7 million or 5.4% to $379.8 million from $401.5 million for the same period in 2008. The decrease is mainly due to the cost savings initiatives we announced during the third quarter of 2008.

Depreciation and Amortization expenses

Depreciation and amortization expenses for 2009 increased $26.1 million or 10.4% to $277.8 million from $251.7 million for the same period in 2008. The increase is primarily due to a full six months of Independence of the Seas, which entered service in March 2008 and the addition of Celebrity Solstice, which entered service in November 2008. This increase was partially offset by the sale of Celebrity Galaxy to TUI Cruises.

Other Income (Expense)

Interest expense, net of interest capitalized, decreased to $147.8 million in 2009 from $159.0 million in 2008. Gross interest expense decreased to $168.1 million in 2009 from $182.4 million in 2008. The decrease was primarily due to lower interest rates, partially offset by a higher average debt level. Interest capitalized decreased to $20.3 million in 2009 from $23.4 million in 2008 primarily due to lower interest rates.

Other expense was $25.7 million in 2009 compared to other income of $7.3 million in 2008 for a net change of $33.0 million when comparing these periods. The decrease was primarily due to $12.9 million in foreign currency exchange losses in 2009 as compared to $7.0 million in foreign currency exchange gains in 2008, for a net change of $19.9 million when comparing these periods. The increase in foreign exchange losses is due to the impact of the weakening U.S. dollar against the British pound and other currencies on our customer deposits in the first six months of 2009, and the impact of the strengthening of the euro against the U.S. dollar on net euro-denominated assets in the first six months of 2008. The decrease was also due to $11.3 million in losses from our equity method investments including losses associated with our joint venture in TUI Cruises due to the start-up of their operations.

Net Yields

Net Yields decreased 15.8% in 2009 compared to 2008 primarily due to the decrease in ticket prices, the decrease in onboard spending, a stronger U.S. dollar compared to the euro, British pound and Canadian dollar as well as the impact of the itinerary modifications and diminished demand for our cruises and tours to Mexico as mentioned above.

Net Cruise Costs

Net Cruise Costs decreased 4.8% in 2009 compared to 2008 due to a 9.3% decrease in Net Cruise Cost per APCD offset by the 5.0% increase in capacity mentioned above. The decrease in Net Cruise Costs per APCD was primarily driven by the decrease in fuel expenses and the decrease in marketing, selling and administrative expenses as mentioned above.

Recently Adopted, and Future Application of, Accounting Standards

Refer to Note 2. Summary of Significant Accounting Policies to our financial statements for further information on Recently Adopted Accounting Standards and Future Application of Accounting Standards.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash flow generated from operations provides us with a significant source of liquidity. Net cash provided by operating activities decreased $418.5 million to $342.9 million for the first six months of 2009 compared to $761.4 million for the same period in 2008. This decrease was primarily a result of a net loss of $71.3 million for the first six months of 2009 compared to net income of $160.4 million for the same period in 2008 as well as a lower rate of increase of $223.1 million in customer deposits during the first six months of 2009 compared to the same period in 2008. The lower rate of increase in customer deposits is a result of a compression in the booking window, forward bookings lagging behind the prior year and cruises being purchased for lower ticket prices compared to the prior year. The lower rate of increase in customer deposits was also attributable, to a lesser extent, to a decrease in the value of foreign denominated customer deposits due to the strengthening of the United States dollar as compared to 2008.

Net cash used in investing activities decreased to $170.9 million for the first six months of 2009 from $1.1 billion for the same period in 2008. The decrease was primarily due to the proceeds received from the sale of Celebrity Galaxy to TUI Cruises of $290.9 million and a decrease in capital expenditures of approximately $989.6 million. Our capital expenditures decreased to approximately $323.6 million for the first six months of 2009 from $1.3 billion for the same period in 2008, primarily due to the timing of new ship deliveries in 2009 as compared to 2008 and a decrease in number of ships under construction. These decreases were offset by a decrease in settlements of approximately $204.6 million on our foreign currency forward contracts and an increase in equity contributions to our unconsolidated affiliates of $160.9 million.

Net cash used in financing activities was $266.6 million in the first six months of 2009 compared to net cash provided by financing activities of $482.3 million for the same period in 2008. The change was due to a decrease in debt proceeds of approximately $1.0 billion primarily due to the timing of borrowings associated with new ship deliveries in 2009 as compared to 2008. This change was offset by a decrease in repayments of debt of approximately $184.0 million and a decrease in dividends paid of approximately $96.0 million during the first six months in 2009 compared to the same period in 2008.

Interest capitalized during the first six months of 2009 decreased to $20.3 million from $23.4 million for the same period in 2008 primarily due to lower interest rates.

Future Capital Commitments

Our future capital commitments consist primarily of new ship orders. As of June 30, 2009, we had two ships of a new Oasis-class designated for Royal Caribbean International and four Solstice-class ships, designated for Celebrity Cruises, on order for an aggregate additional capacity of approximately 22,200 berths. The aggregate cost of the six ships is approximately $6.5 billion, of which we have deposited $669.2 million as of June 30, 2009. Approximately 12.8% of the aggregate cost of ships was exposed to fluctuations in the euro exchange rate at June 30, 2009.

As of June 30, 2009, we anticipate overall capital expenditures, including the six ships on order, will be approximately $2.1 billion for 2009, $2.2 billion for 2010, $1.0 billion for 2011, and $1.0 billion for 2012.

Contractual Obligations and Off-Balance Sheet Arrangements

As of June 30, 2009, our contractual obligations were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations(1)	$6,714,024	$716,679	$1,911,238	$2,881,392	$1,204,715
Interest on long-term debt(2)	1,395,948	267,027	448,310	305,403	375,208
Capital lease obligations(3)	54,647	6,604	7,231	4,272	36,540
Operating lease obligations(4)(5)	407,095	52,295	96,561	227,058	31,181
Ship purchase obligations(6)	5,241,899	2,576,402	1,946,355	719,142	—
Other(7)	681,414	114,365	194,360	158,741	213,948

Total	$14,495,027	$3,733,372	$4,604,055	$4,296,008	$1,861,592

(1)	Amounts represent debt obligations with initial terms in excess of one year.
(2)	Long-term debt obligations mature at various dates through fiscal year 2027 and bear interest at fixed and variable rates. Interest on variable-rate debt is calculated based on forecasted cash outflows, including interest swapped from a fixed-rate to a variable-rate using the applicable rate at June 30, 2009. Debt denominated in other currencies is calculated based on the applicable exchange rate at June 30, 2009. Amounts are based on existing debt obligations and do not consider potential refinancings of expiring debt obligations.
(3)	Amounts represent capital lease obligations with initial terms in excess of one year.
(4)	We are obligated under noncancelable operating leases primarily for a ship, offices, warehouses and motor vehicles.
(5)	Under the Brilliance of the Seas lease agreement, we may be required to make a termination payment of approximately £126.0 million, or approximately $207.5 million based on the exchange rate at June 30, 2009, if the lease is canceled in 2012. This amount is included in the 3-5 years column.
(6)	Amounts represent contractual obligations with initial terms in excess of one year.
(7)	Amounts represent future commitments with remaining terms in excess of one year to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts.

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

Funding Sources

As of June 30, 2009, our liquidity was $0.9 billion consisting of approximately $309.8 million in cash and cash equivalents and $550.0 million available under our unsecured revolving credit facility. In addition, we had a working capital deficit of $2.0 billion as of June 30, 2009 as compared to our working capital deficit of $1.7 billion as of December 31, 2008. Similar to others in our industry, we are able to operate with a substantial working capital deficit because (1) passenger receipts are primarily paid in advance with a relatively low-level of accounts receivable, (2) rapid turnover results in a limited investment in inventories and (3) voyage-related accounts payable usually become due after receipt of cash from related bookings. In addition, we finance the purchase of our ships through long-term debt instruments of which the current portion of these instruments increases our working capital deficit. The current portion of long-term debt increased from $471.9 million as of December 31, 2008 to $723.3 million as of June 30, 2009. We generate substantial cash flows from operations and our business model, along with our unsecured revolving credit facility, has historically allowed us to maintain this working capital deficit and still meet our operating, investing and financing needs. We expect that we will continue to have working capital deficits in the future.

We have significant contractual obligations of which the capital expenditures associated with our ship purchases and our debt maturities represent our largest funding needs. We have $3.7 billion in contractual obligations due during the twelve month period ending June 30, 2010 of which approximately $2.6 billion relates to the acquisition of the Celebrity Equinox, Oasis of the Seas and Celebrity Eclipse along with progress payments on other ship purchases. In addition, we have $10.8 billion in contractual obligations due beyond the twelve month period ending June 30, 2010 of which debt maturities and ship purchase obligations represent $6.0 billion and $2.7 billion, respectively.

We have four Solstice-class ships under construction in Germany as of June 30, 2009, all of which have either committed unsecured bank financing arrangements or an executed credit agreement and include a financing guarantee from HERMES (Euler Hermes Kreditrersicherungs AG), the official export credit agency of Germany for 95% of the financed amount. The terms of the financings are similar to those established for the Celebrity Solstice and are subject to customary funding conditions.

We also have two Oasis-class vessels under construction in Finland. We executed a credit agreement which provides for an unsecured term loan for up to 80% of the contract price of Oasis of the Seas or approximately $840.0 million and €159.4 million. The facility will be 95% guaranteed by Finnvera, the official export credit agency of Finland. The loan amortizes over 12 years with the commercial banks providing 60% of the financing, each having the ability to opt-out after six years. Finnish Export Credit Ltd. will provide funding for 40% of the financing. The financing is subject to customary funding conditions. Financing for Oasis of the Seas is required to be secured by the vessel if at the time the loan is drawn our senior debt is rated below BB- by Standard & Poor’s or below Ba3 by Moody’s. Our current senior debt rating is BB- with a negative outlook by Standard & Poor’s and Ba3 with a negative outlook by Moody’s. We also have a commitment for a financing guarantee from Finnvera for 80% of the financed amount for Allure of the Seas and we believe we will obtain committed financing on acceptable terms for the ship before its delivery date.

We anticipate that our cash flows from operations, our current available credit facilities, and these financing arrangements will be adequate to meet our capital expenditures and debt repayments in the foreseeable future.

The current worldwide economic downturn has adversely impacted our cash flows from operations. In addition, the current state of the credit and capital markets may make it more challenging for us to secure new financing or to raise additional capital or to do so on acceptable terms. During 2009, our credit rating was lowered from BB with a negative outlook to BB- with a negative outlook by Standard and Poor’s. In addition, our corporate credit rating was lowered from Ba1 with a stable outlook to Ba2 with a negative outlook and our senior debt credit rating was lowered from Ba1 with a stable outlook to Ba3 with a negative outlook by Moody’s. The cumulative impact to interest expense in 2009 as a result of these downgrades is not material to our results of operations. There is no assurance that our credit ratings will not be lowered further. The lowering of our credit ratings may increase our cost of financing and can make it more difficult for us to access the credit and capital markets.

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

Debt Covenants

Our financing agreements contain covenants that require us, among other things, to maintain minimum net worth and fixed charge coverage ratio and limit our net debt-to-capital ratio. Our minimum net worth and maximum net debt-to-capital calculations exclude the impact of accumulated other comprehensive income (loss) on total shareholders’ equity. The fixed charge coverage ratio is calculated by dividing net cash from operations for the past four quarters by the sum of dividend payments plus scheduled principal debt payments in excess of any new financings for the past four quarters. We are currently in compliance with all debt covenants. As of June 30, 2009, our net worth was $7.1 billion compared with a minimum requirement of $5.1 billion, our fixed charge coverage ratio was 20.38x compared with a minimum requirement of 1.25x and our net-debt-to-capital was 47.7% compared to a maximum limit of 62.5%.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our growing international business operations subject us to an increasing level of foreign currency exchange risk. Movements in foreign currency exchange rates may affect the translated value of our earnings and cash flows associated with our international operations.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 during the quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

As reported in our annual report on Form 10-K for the year ended December 31, 2008, in January 2006, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York alleging that we and certain other named cruise lines infringed rights in copyrighted works and other intellectual property by presenting performances on our cruise ships without securing the necessary licenses. In March 2009, the Court dismissed the complaint for failure to state a claim with sufficient particularity but granted leave to re-file. In April 2009 plaintiffs filed an amended complaint with substantially the same allegations as the original complaint except that it no longer seeks class action treatment and confines its allegations of infringement to plaintiffs’ copyrights of the theatrical production of Grease. The suit seeks payment of damages against all named defendants in an undetermined amount of not less than $10.0 million, as well as disgorgement of profits, a permanent injunction against future infringement and punitive and treble damages. We have filed a motion to dismiss the amended complaint or, alternatively, to sever and transfer the case to the United States District Court for the Southern District of Florida. We believe we have meritorious defenses to these claims which we will continue to vigorously pursue.

As reported in our annual report on Form 10-K for the year ended December 31, 2008, we have a lawsuit pending in the Circuit Court for Miami-Dade County, Florida against Rolls Royce, co-producer of the Mermaid pod-propulsion system on Millennium-class ships, for the recurring Mermaid pod failures. Alstom Power Conversion, the other co-producer of the pod-propulsion system, settled out of this suit in January 2006 for $38.0 million. In December 2008, Rolls Royce filed its answer to our lawsuit denying the allegations and asserting various affirmative defenses. Rolls Royce also counterclaimed that we engaged in a civil conspiracy with Alstom Power Conversion and its related parties (“Alstom”), that we tortiously interfered with Rolls Royce’s joint venture agreement with Alstom and that we caused Alstom to breach its fiduciary obligations owing to Rolls Royce under the joint venture agreement. Rolls Royce alleges damages against us in excess of $100.0 million for these claims. The case is set for trial in January 2010 and has been referred to mediation. We believe we have meritorious claims against Rolls Royce and meritorious defenses to the counterclaims, both of which we intend to vigorously pursue.

As reported in our annual report on Form 10-K for the year ended December 31, 2008, in July 2006, a purported class action lawsuit was filed in the United States District Court for the Central District of California alleging that we failed to timely pay crew wages and failed to pay proper crew overtime. The suit seeks payment of damages in an undetermined amount, including penalty wages under the United States Seaman’s Wage Act and equitable relief damages under the California Unfair Competition Law. In December 2006, the District Court granted our motion to dismiss the claim and held that it should be arbitrated pursuant to the arbitration provision in Royal Caribbean’s collective bargaining agreement. In November 2008, the United States Ninth Circuit Court of Appeals affirmed the District Court’s finding and plaintiffs’ subsequent request for rehearing and rehearing en banc was denied. In June 2009, the United States Supreme Court denied plaintiffs’ petition for writ of certiorari. We believe we have meritorious defenses to these claims which we will continue to vigorously pursue.

In July 2009, three purported class actions were filed in United States District Court for the Eastern District of Michigan against Park West Galleries, Inc., doing business as Park West Gallery, PWG Florida, Inc., Fine Art Sales, Inc., Vista Fine Art LLC, doing business as Park West At Sea (together, “Park West”), Albert Scaglione, the founder and CEO of Park West, other unnamed parties and Royal Caribbean Cruises Ltd. In two of the actions, other cruise line companies are also named as additional defendants, including in one of them, Celebrity Cruises Inc. The actions are being brought on behalf of purchasers of artwork at shipboard art auctions conducted by Park West on the named cruise lines. The substance of the claims in all three actions is virtually the same. The suits allege that the artwork Park West sells is not what it represents to its customers and that Royal Caribbean Cruises Ltd., Celebrity Cruises Inc. and other named cruise lines are fraudulently concealing the activities of Park West, are being enriched unjustly from the sale of the artwork and are engaged in a conspiracy with Park West in violation of the Racketeer Influenced and Corrupt Organizations Act (“RICO”). The actions seek from the named defendants refund and restitution of all monies acquired from the sale of artwork at shipboard auctions, recovery for the amount of payments for the purchased artwork, damages on the RICO claims in an indeterminate amount, permitted statutory damages and unspecified equitable or injunctive relief. The suits also seek from Park West and Scaglione additional statutory, breach of contract and breach of warranty damages in unspecified amounts. The suits are at their very early stages of litigation; however, we believe we have meritorious defenses to the claims against us and we intend to vigorously pursue them.

We are routinely involved in other claims typical within the cruise vacation industry. The majority of these claims are covered by insurance. We believe the outcome of such claims, net of expected insurance recoveries, will not have a material adverse impact on our financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

On May 27, 2009, Royal Caribbean Cruises Ltd. held its annual meeting of shareholders. The shareholders voted on (1) the election of three directors to terms ending in 2012, (2) the proposal to give the Board of Directors discretion to delist the Company’s common stock from the Oslo Stock Exchange, (3) the proposal to ratify the appointment of PricewaterhouseCoopers LLP as the independent registered certified public accounting firm for 2009 and (4) a shareholder proposal set forth in the proxy statement to declassify the Board of Directors.

The nominees for directors were elected based on the following votes:

Nominee	Votes For	Votes Withheld
Morten Arntzen	171,352,901	739,194
Bernard W. Aronson	170,994,388	1,097,707
Richard D. Fain	166,773,688	5,318,407

The following other directors continued in office after the meeting: William L. Kimsey, Laura Laviada, Gert W. Munthe, Eyal M. Ofer, Thomas J. Pritzker, William K. Reilly, Bernt Reitan and Arne Alexander Wilhelmsen.

The proposal to give the Board of Directors discretion to delist the Company’s common stock from the Oslo Stock Exchange was approved based on the following votes:

167,162,112	Votes for approval
4,709,329	Votes against
220,653	Abstentions
0	Broker non-votes

The proposal to ratify the appointment of PricewaterhouseCoopers LLP as the independent registered certified public accounting firm for 2009 was approved based on the following votes:

171,804,914	Votes for approval
223,576	Votes against
63,604	Abstentions
0	Broker non-votes

The shareholder proposal set forth in the proxy statement to declassify the Board of Directors was not approved based on the following votes:

60,902,122	Votes for approval
95,888,092	Votes against
4,398,845	Abstentions
10,903,036	Broker non-votes

Item 6.	Exhibits

31	Certifications required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934.

32	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL CARIBBEAN CRUISES LTD.
(Registrant)

/s/ BRIAN J. RICE
Brian J. Rice
Executive Vice President and Chief Financial Officer
Date: July 29, 2009	(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
31	Certifications required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934.

32	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.