Form 10-Q
period 2009-09-30
ROYAL CARIBBEAN CRUISES LTD
filed 2009-11-03
CIK 884887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

There were 213,918,139 shares of common stock outstanding as of October 26, 2009.

ROYAL CARIBBEAN CRUISES LTD.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Quarter Ended September 30,
	2009	2008
Passenger ticket revenues	$1,270,610	$1,498,221
Onboard and other revenues	492,932	565,168

Total revenues	1,763,542	2,063,389

Cruise operating expenses:
Commissions, transportation and other	303,969	375,638
Onboard and other	152,579	168,145
Payroll and related	171,164	170,269
Food	88,394	90,432
Fuel	146,254	207,274
Other operating	253,726	263,903

Total cruise operating expenses	1,116,086	1,275,661
Marketing, selling and administrative expenses	196,594	191,115
Depreciation and amortization expenses	144,021	134,706

Operating Income	306,841	461,907

Other income (expense):
Interest income	2,225	5,620
Interest expense, net of interest capitalized	(73,912)	(80,560)
Other (expense) income	(4,762)	24,920

	(76,449)	(50,020)

Net Income	$230,392	$411,887

Earnings per Share:
Basic	$1.08	$1.93

Diluted	$1.07	$1.92

Weighted-Average Shares Outstanding:
Basic	213,839	213,524

Diluted	215,669	214,172

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Nine Months Ended September 30,
	2009	2008
Passenger ticket revenues	$3,176,473	$3,676,201
Onboard and other revenues	1,261,686	1,400,047

Total revenues	4,438,159	5,076,248

Cruise operating expenses:
Commissions, transportation and other	772,350	918,313
Onboard and other	348,336	363,980
Payroll and related	505,376	487,851
Food	254,710	255,530
Fuel	437,617	539,807
Other operating	715,468	763,365

Total cruise operating expenses	3,033,857	3,328,846
Marketing, selling and administrative expenses	576,344	592,604
Depreciation and amortization expenses	421,802	386,373

Operating Income	406,156	768,425

Other income (expense):
Interest income	5,114	11,143
Interest expense, net of interest capitalized	(221,701)	(239,594)
Other (expense) income	(30,501)	32,269

	(247,088)	(196,182)

Net Income	$159,068	$572,243

Earnings per Share:
Basic	$0.74	$2.68

Diluted	$0.74	$2.67

Weighted-Average Shares Outstanding:
Basic	213,769	213,445

Diluted	214,773	214,334

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of
	September 30, 2009	December 31, 2008
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$285,863	$402,878
Trade and other receivables, net	334,666	271,287
Inventories	109,663	96,077
Prepaid expenses and other assets	185,360	125,160
Derivative financial instruments	105,084	81,935

Total current assets	1,020,636	977,337
Property and equipment, net	14,203,910	13,878,998
Goodwill	803,189	779,246
Other assets	1,158,560	827,729

	$17,186,295	$16,463,310

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$667,608	$471,893
Accounts payable	270,472	245,225
Accrued interest	145,586	128,879
Accrued expenses and other liabilities	513,345	687,369
Customer deposits	1,002,488	968,520
Hedged firm commitments	163,318	172,339

Total current liabilities	2,762,817	2,674,225
Long-term debt	6,628,442	6,539,510
Other long-term liabilities	351,290	446,563

Commitments and contingencies (Note 7)

Shareholders’ equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 224,213,977 and 223,899,076 shares issued, September 30, 2009 and December 31, 2008, respectively)	2,242	2,239
Paid-in capital	2,969,663	2,952,540
Retained earnings	4,751,597	4,592,529
Accumulated other comprehensive income (loss)	133,947	(319,936)
Treasury stock (10,308,683 and 11,076,701 common shares at cost, September 30, 2009 and December 31, 2008, respectively)	(413,703)	(424,360)

Total shareholders’ equity	7,443,746	6,803,012

	$17,186,295	$16,463,310

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2009	2008
Operating Activities
Net income	$159,068	$572,243
Adjustments:
Depreciation and amortization	421,802	386,373
Changes in operating assets and liabilities:
Increase in trade and other receivables, net	(18,029)	(16,835)
Increase in inventories	(12,539)	(18,528)
Increase in prepaid expenses and other assets	(9,433)	(9,165)
Increase (decrease) in accounts payable	21,915	(1,652)
Increase in accrued interest	16,706	5,682
Increase in accrued expenses and other liabilities	31,623	61,648
Increase in customer deposits	13,840	73,404
Other, net	38,826	(8,406)

Net cash provided by operating activities	663,779	1,044,764

Investing Activities
Purchases of property and equipment	(1,153,090)	(1,413,347)
Cash received on settlement of derivative financial instruments	105,964	256,338
Loans and equity contributions to unconsolidated affiliates	(181,683)	(41,429)
Proceeds from the sale of Celebrity Galaxy	290,928	—
Other, net	(100)	(11,317)

Net cash used in investing activities	(937,981)	(1,209,755)

Financing Activities
Debt proceeds	992,463	1,143,682
Debt issuance costs	(35,819)	(13,400)
Repayments of debt	(804,356)	(762,826)
Dividends paid	—	(128,045)
Proceeds from exercise of common stock options	290	3,656
Other, net	3,827	(4,318)

Net cash provided by financing activities	156,405	238,749

Effect of exchange rate changes on cash	782	(2,579)

Net (decrease) increase in cash and cash equivalents	(117,015)	71,179

Cash and cash equivalents at beginning of period	402,878	230,784

Cash and cash equivalents at end of period	$285,863	$301,963

Supplemental Disclosure
Cash paid during the period for:
Interest, net of amount capitalized	$205,873	$226,172

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

Basis for Preparation of Consolidated Financial Statements

The unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Estimates are required for the preparation of financial statements in accordance with these principles. Actual results could differ from these estimates.

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

Note 2. Summary of Significant Accounting Policies

Property and Equipment - Drydock

We use the deferral method to account for drydocking costs. Under the deferral method, drydocking costs incurred are deferred and charged to expense on a straight-line basis over the period to the next scheduled drydock which we estimate to be a period of thirty to sixty months based on the vessel’s age as required by class. Deferred drydock costs consist of the costs to drydock the vessel and other costs incurred in connection with the drydock which are necessary to maintain the vessel’s Class certification. Class certification is necessary in order for our cruise ships to be flagged in a specific country, obtain liability insurance and legally operate as passenger cruise ships. The activities associated with those drydocking costs cannot be performed while the vessel is in service and, as such, are done during a drydock as a planned major maintenance activity.

The significant deferred drydock costs consist of hauling and wharfage services provided by the drydock facility, hull inspection and related activities (e.g. scraping, pressure cleaning, bottom painting), maintenance to steering propulsion, stabilizers, thruster equipment and ballast tanks, port services such as tugs, pilotage and line handling, and freight associated with these items. We perform a detailed analysis of the various activities performed for each drydock and only defer those costs that are directly related to planned major maintenance activities necessary to maintain Class. The costs deferred are not otherwise routinely periodically performed to maintain a vessel’s designed and intended operating capability. Repairs and maintenance activities are charged to expense as incurred.

Recently Adopted Accounting Standards

On January 1, 2009, we adopted authoritative guidance which requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction whether full or partial acquisition, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, requires expensing of most transaction and restructuring costs, and requires the acquirer to disclose all information needed to evaluate and understand the nature and financial effect of the business combination. The guidance applies to all transactions or other events in which an entity obtains control of one or more businesses, including combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. The adoption of these provisions did not have a material impact on our consolidated financial statements, but will have an impact on the accounting for future business combinations.

On January 1, 2009, we adopted authoritative guidance which requires reporting entities to present noncontrolling (minority) interests as equity instead of as a liability or mezzanine equity and provides guidance on the accounting for transactions between an entity and noncontrolling interests. The guidance applies prospectively as of the beginning of the fiscal year the guidance is initially applied, except for the presentation and disclosure requirements which are applied retrospectively for all periods presented subsequent to adoption. The adoption of this guidance did not have a material impact on our consolidated financial statements.

On January 1, 2009, we adopted authoritative guidance which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under the standard and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. See Note 10. Fair Value Measurements and Derivative Instruments for our disclosures required under this guidance.

On January 1, 2008, we adopted authoritative guidance for fair value measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value in the financial statements. In February 2008, we adopted authoritative guidance, which allowed for the delay of the effective date of the authoritative guidance for fair value measurements for one year for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. This guidance became effective for us as of January 1, 2009, and the adoption did not have a material impact on our consolidated financial statements.

On April 1, 2009, we adopted authoritative guidance which requires disclosures about fair value of financial instruments whenever summarized financial information for interim reporting periods is presented. Entities shall disclose the methods and significant assumptions used to estimate the fair value of financial instruments and shall describe changes in methods and significant assumptions, if any, during the period. See Note 10. Fair Value Measurements and Derivative Instruments for our disclosures required under this guidance.

On April 1, 2009, we adopted authoritative guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of this guidance did not have a material impact on our consolidated financial statements. See Note 11. Subsequent Events for our disclosures required under this guidance.

Recent Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance which eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This guidance will be effective for our fiscal year 2010 interim and annual consolidated financial statements. We are currently evaluating the impact of the adoption of this authoritative guidance. We do not expect the adoption will have a material impact on our consolidated financial statements.

In June 2009, the FASB issued authoritative guidance which eliminates exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. This guidance also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. This guidance will be effective for our fiscal year 2010 interim and annual consolidated financial statements. The adoption of this authoritative guidance will not have a material impact on our consolidated financial statements.

Note 3. Earnings Per Share

A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income for basic and diluted earnings per share	$230,392	$411,887	$159,068	$572,243

Weighted-average common shares outstanding	213,839	213,524	213,769	213,445
Dilutive effect of stock options and restricted stock awards	1,830	648	1,004	889

Diluted weighted-average shares outstanding	215,669	214,172	214,773	214,334

Basic earnings per share	$1.08	$1.93	$0.74	$2.68
Diluted earnings per share	$1.07	$1.92	$0.74	$2.67

Diluted earnings per share did not include options to purchase 5.1 million and 5.7 million shares for the third quarters of 2009 and 2008, respectively, and 5.1 million and 4.2 million shares for the first nine months of 2009 and 2008, respectively, because the effect of including them would have been antidilutive.

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

In July 2009, we took delivery of Celebrity Equinox, the second Solstice-class ship for Celebrity Cruises. To finance the purchase, we drew in full $524.5 million of an unsecured term loan which has a 12-year life with semi-annual amortization, and bears interest at LIBOR plus a margin of 50 basis points, currently approximately 1.465%.

In October 2009, we took delivery of Oasis of the Seas. To finance the purchase, we drew in full $840.0 million and €159.4 million of an unsecured term loan. The loan amortizes over 12 years. With respect to 60% of the financing, the lenders have the ability to opt-out after six years. Approximately $420.0 million of the facility is at a fixed interest rate of approximately 5.41% (inclusive of the applicable margin); approximately $420.0 million of the facility is at a floating interest rate of LIBOR plus 3.00% currently 3.58%; and approximately €159.4 million of the facility is at a floating rate of EURIBOR plus 2.25% currently 3.27%.

Our financing agreements contain covenants that require us, among other things, to maintain minimum net worth and a fixed charge coverage ratio and limit our net debt-to-capital ratio. Our minimum net worth and maximum net debt-to-capital calculations exclude the impact of accumulated other comprehensive income (loss) on total shareholders’ equity. The fixed charge coverage ratio is calculated by dividing net cash from operations for the past four quarters by the sum of dividend payments plus scheduled principal debt payments in excess of any new financings for the past four quarters (“fixed charges”). We are currently in compliance with all debt covenants. As of September 30, 2009, our net worth was $7.3 billion compared with a minimum requirement of $5.2 billion, our net-debt-to-capital was 49.0% compared to a maximum limit of 62.5% and our fixed charge coverage ratio exceeded the minimum requirement of 1.25x as our fixed charges for the period were $0.00.

Note 5. Property and Equipment

In April 2009, we sold Oceanic for $14.5 million. The sale resulted in an immaterial gain.

In August 2009, we entered into an agreement to sell the Atlantic Star. We have classified the ship as held for sale and transferred the net book value of $50.7 million to prepaid expenses and other assets within our consolidated balance sheet. We anticipate that the sale will be completed during the fourth quarter of 2009. We recognized a charge of $7.1 million during the third quarter of 2009 to reduce the carrying value of the ship to its fair value less cost to sell. This amount is recorded within other operating expenses in our consolidated statements of operations.

Note 6. Other Assets and Liabilities

We review goodwill for impairment whenever events or circumstances indicate but at least annually. We performed an interim test for impairment of goodwill during the third quarter of 2009. We continue to believe that the fair value of our two reporting units which include goodwill, Royal Caribbean International and Pullmantur, exceeded their carrying values. We will perform our annual review for goodwill impairment in the fourth quarter of 2009 based on the then current facts and circumstances.

We have determined that our 50% interest in the TUI Cruises GmbH joint venture with TUI AG, which operates the brand TUI Cruises, is a variable interest entity. In March 2009, we sold Celebrity Galaxy to TUI Cruises for €224.4 million to serve as its first ship. The ship was renamed Mein Schiff and began sailing in May 2009. Concurrently with entering into the agreement to sell Celebrity Galaxy, we executed certain forward exchange contracts to lock in the sales price at approximately $315.0 million. We deferred the entire gain on the sale of $35.9 million and will recognize this amount over the remaining life of the ship estimated to be 23 years. We and TUI AG each invested €112.2 million in the joint venture to fund the ship’s purchase. As of September 30, 2009, our investment in this entity which is substantially our maximum exposure to loss, was approximately $209.2 million and was included within other assets in the consolidated balance sheet. We have determined that we are not the primary beneficiary of this joint venture as we would not absorb the majority of TUI Cruises’ expected losses nor receive a majority of TUI Cruises’ residual returns. Accordingly, we do not consolidate this entity and account for this investment under the equity method of accounting.

During the third quarter of 2009, we recorded an out of period adjustment of approximately $12.3 million to correct an error in the calculation of our deferred tax liability. We reduced the deferred tax liability to reflect a change in the enacted Spanish statutory tax rate used to calculate the liability in 2006 which was identified during the third quarter of 2009. Because the adjustment, both individually and in the aggregate, was not material to any of the prior years’ financial statements, and the impact of correcting the adjustment in the current year is not expected to be material to the full year 2009 financial statements, we recorded the correction of this adjustment in the financial statements in the third quarter of 2009. This amount was recognized within other income (expense) in our consolidated statements of operations.

Note 7. Commitments and Contingencies

Capital Expenditures. As of September 30, 2009, the expected dates our ships on order will enter service and their approximate berths are as follows:

Ship	Expected to Enter Service	Approximate Berths
Royal Caribbean International:
Oasis-class:
Oasis of the Seas[1]	4th Quarter 2009	5,400
Allure of the Seas	4th Quarter 2010	5,400
Celebrity Cruises:
Solstice-class:
Celebrity Eclipse	2nd Quarter 2010	2,850
Unnamed	3rd Quarter 2011	2,850
Unnamed	4th Quarter 2012	2,850

	Total Berths	19,350

1.	We took delivery of Oasis of the Seas in October 2009.

The anticipated aggregate cost of these ships is approximately $5.8 billion, of which we have deposited $678.7 million as of September 30, 2009. Approximately 14.6% of the aggregate cost was exposed to fluctuations in the euro exchange rate at September 30, 2009. As of September 30, 2009, we anticipated overall capital expenditures, including the five ships on order, would be approximately $2.1 billion for 2009, $2.2 billion for 2010, $1.0 billion for 2011, and $1.0 billion for 2012.

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

We have a lawsuit pending in the Circuit Court for Miami-Dade County, Florida against Rolls Royce, co-producer of the Mermaid pod-propulsion system on Millennium-class ships, for the recurring Mermaid pod failures. Alstom Power Conversion, the other co-producer of the pod-propulsion system, settled out of this suit in January 2006 for $38.0 million. In December 2008, Rolls Royce filed its answer to our lawsuit denying the allegations and asserting various affirmative defenses. Rolls Royce also counterclaimed that we engaged in a civil conspiracy with Alstom Power Conversion and its related parties (“Alstom”), that we tortiously interfered with Rolls Royce’s joint venture agreement with Alstom and that we caused Alstom to breach its fiduciary obligations owing to Rolls Royce under the joint venture agreement. Rolls Royce alleges damages against us in excess of $100.0 million for these claims. The case is set for trial in January 2010. We believe we have meritorious claims against Rolls Royce and meritorious defenses to the counterclaims, both of which we intend to vigorously pursue.

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

In July 2009, three purported class actions were filed in United States District Court for the Eastern District of Michigan against Park West Galleries, Inc., doing business as Park West Gallery, PWG Florida, Inc., Fine Art Sales, Inc., Vista Fine Art LLC, doing business as Park West At Sea (together, “Park West”), other named and unnamed parties and Royal Caribbean Cruises Ltd. In two of the actions, other cruise line companies are also named as additional defendants, including in one of them, Celebrity Cruises Inc. The actions are being brought on behalf of purchasers of artwork at shipboard art auctions conducted by Park West on the named cruise lines. In August 2009, one of the actions was transferred to the United States District Court for the Western District of Washington and orders transferring the other two actions have been entered pending showings by defendants why they should not be transferred. The substance of the claims in all three actions is virtually the same. The suits allege that the artwork Park West sells is not what it represents to its customers and that Royal Caribbean Cruises Ltd., Celebrity Cruises Inc. and other named cruise lines are fraudulently concealing the activities of Park West, are being enriched unjustly from the sale of the artwork and are engaged in a conspiracy with Park West in violation of the Racketeer Influenced and Corrupt Organizations Act (“RICO”). The actions seek from the named defendants refund and restitution of all monies acquired from the sale of artwork at shipboard auctions, recovery for the amount of payments for the purchased artwork, damages on the RICO claims in an indeterminate amount, permitted statutory damages and unspecified equitable or injunctive relief. The suits also seek from certain non-Royal Caribbean parties additional statutory, breach of contract and breach of warranty damages in unspecified amounts. The suits are at their very early stages of litigation; however, we believe we have meritorious defenses to the claims against us and we intend to vigorously pursue them.

In September 2009, demands for arbitration were made under our collective bargaining agreement covering Celebrity Cruises’ crewmembers on behalf of twenty current and/or former Celebrity Cruises’ cabin stewards and others similarly situated (the “September 2009 Demands”). These demands contend that between 2001 and 2005 Celebrity Cruises improperly required the named cabin stewards to share guest gratuities with assistant cabin stewards. The demands seek payment of damages, including penalty wages, under the U.S. Seaman’s Wage Act of approximately $0.6 million for the named crewmembers and estimates damages in excess of $200.0 million, for the entire class of other similarly situated crewmembers. The September 2009 Demands are in addition to identical arbitration demands brought by the same counsel in April 2009 (the “April 2009 Demands”) on behalf of ten current and former Celebrity Cruises’ cabin stewards for themselves and others similarly situated. In October 2009, this same counsel brought on behalf of these same ten crew members and others similarly situated a purported class action in the United States District Court, Southern District of Florida, alleging that Celebrity Cruises waived its right to arbitrate the April 2009 demands (the “October 2009 Action”). The October 2009 Action makes the same allegations of improper sharing of gratuities as are made in the April 2009 Demands and seeks an indeterminate amount of damages, including penalty wages. The underlying allegations in the September 2009 Demands, the April 2009 Demands and the October 2009 Action are identical to those that were brought by this same counsel in a previously reported purported class action that had been filed against Celebrity Cruises in April 2005 in the United States District Court, Southern District of Florida (the “April 2005 Action”). The April 2005 Action was eventually dismissed and the matter was directed to arbitration. The arbitrator subsequently rejected plaintiff’s request to bring the claim as a class arbitration, and we settled with the individual plaintiff. Consistent with the outcome of the April 2005 Action, we believe that class arbitration will be rejected in the September 2009 Arbitration Demand and the April 2009 Arbitration Demand. We also believe there is no basis on which to claim we waived our right to arbitrate the April 2009 Action. We also believe we have meritorious defenses to the underlying claims in these matters which we intend to vigorously pursue.

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

Note 9. Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments and changes in the fair value of derivative instruments that qualify as cash flow hedges. The cumulative changes in fair value of the derivatives are deferred and recorded as a component of accumulated other comprehensive income until the hedged transactions are realized and recognized in earnings.

Comprehensive income was as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$230,392	$411,887	$159,068	$572,243
Changes related to cash flow derivative hedges	112,327	(398,464)	397,362	(200,312)
Foreign currency translation adjustments	45,137	(12,867)	56,521	(16,931)

Total comprehensive income	$387,856	$556	$612,951	$355,000

Note 10. Fair Value Measurements and Derivative Instruments

Fair Value Measurements

The Company uses quoted prices in active markets when available to determine the fair value of its financial instruments. The estimated fair value of our financial instruments that are not measured at fair value on a recurring basis are as follows (in thousands):

	At September 30, 2009	At December 31, 2008

Long-term debt (including current portion of long-term debt)	$6,558,015	$5,132,547

Long-Term Debt

The fair values of our senior notes and senior debentures were estimated by obtaining quoted market prices. The fair values of all other debt were estimated using the present value of expected future cash flows.

Other Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value at September 30, 2009 and December 31, 2008.

In addition, assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy described in Note 2. Summary of Significant Accounting Policies in our annual report on Form 10-K for the year ended December 31, 2008.

The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

Description	Fair Value Measurements at September 30, 2009 Using				Fair Value Measurements at December 31, 2008 Using
	Total	Level 1[1]	Level 2[2]	Level 3[3]	Total	Level 1[1]	Level 2[2]	Level 3[3]

Assets:

Derivative financial instruments[4]	$400,221	—	400,221	—	$284,175	—	284,175	—

Investments[5]	$8,877	8,877	—	—	$14,238	14,238	—	—

Total Assets	$409,098	$8,877	$400,221	$—	$298,413	$14,238	$284,175	$—

Liabilities:
Derivative financial instruments[6]	$101,863	—	101,863	—	$360,941	—	360,941	—

Total Liabilities	$101,863	$—	$101,863	$—	$360,941	$—	$360,941	$—

The following table presents information about the Company’s financial instruments recorded at fair value on a nonrecurring basis (in thousands):

	Fair Value Measurements at September 30, 2009 Using
Description	Total	Level 1[1]	Level 2[7]	Level 3[3]	Total Gains (Losses)

Long-lived assets held for sale[8]	$53,390	—	$53,390	—	$(7,124)

1.	Inputs based on quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Valuation of these items does not entail a significant amount of judgment.
2.	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Fair value is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms such as maturity, as well as other inputs such as exchange rates, fuel types, fuel curves, interest rate yield curves, creditworthiness of the counterparty and the Company.
3.	Inputs that are unobservable for the asset or liability. The Company did not use any Level 3 inputs for the fair value measurements during the periods presented.
4.	Consists of foreign currency forward contracts and interest rate, cross currency and fuel swaps.
5.	Consists of exchange-traded equity securities and mutual funds.
6.	Consists of fuel swaps and foreign currency forward contracts.
7.	Inputs based on a quoted price in an active market adjusted for the condition of the asset.
8.	Consists of the fair value of the Atlantic Star and the loss recognized during the period to reduce the carrying value to its fair value less cost to sell.

Long-lived assets held for sale with a carrying amount of $57.8 million, were written down to their fair value of $53.4 million, less cost to sell of $2.7 million (or $50.7 million), resulting in a loss of $7.1 million which was recognized in our consolidated statements of operations. Long-lived assets held for sale are reported within prepaid expenses and other assets in our consolidated balance sheet.

The reported fair values are based on a variety of factors and assumptions. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of September 30, 2009 or December 31, 2008, or that will be realized in the future and do not include expenses that could be incurred in an actual sale or settlement.

Concentrations of Credit Risk

We monitor concentrations of credit risk associated with financial and other institutions with which we conduct significant business. Our exposure under foreign currency contracts, interest rate and fuel swap agreements is limited to the cost of replacing the contracts in the event of non-performance by the counterparties to the contracts, all of which are currently our lending banks. To minimize this risk, we select counterparties with credit risks acceptable to us and we limit our exposure to an individual counterparty. Credit risk, including but not limited to counterparty nonperformance under derivative instruments, our revolving credit facility and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions and insurance companies with which we have long-term relationships and have credit risks acceptable to us or the credit risk is spread out among a large number of counterparties. We do not anticipate nonperformance by any of our significant counterparties. In addition, we have established guidelines regarding credit ratings and instrument maturities that we follow to maintain safety and liquidity. We do not normally require collateral or other security to support credit relationships; however, in certain circumstances this option is available to us. We normally require guarantees to support new ship progress payments to shipyards.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our long-term debt obligations including future interest payments. At September 30, 2009, approximately 45% of our long-term debt was effectively fixed and approximately 55% was floating. We enter into interest rate and cross currency swap agreements to modify our exposure to interest rate movements and to manage our interest expense. We assess the risk that changes in interest rates will have either on the fair value of debt obligations or on the amount of future interest payments by monitoring changes in interest rate exposures and by evaluating hedging opportunities.

Market risk associated with our long-term fixed rate debt is the potential increase in fair value resulting from a decrease in interest rates. We enter into interest swap agreements that effectively convert a portion of our fixed-rate debt to a floating-rate basis to manage this risk. At September 30, 2009 our interest rate swap agreements effectively changed $350.0 million of debt with a fixed rate of 7.25% to LIBOR-based floating rate debt, and €1.0 billion of debt with a fixed rate of 5.625% to EURIBOR-based floating rate. In addition, at September 30, 2009 we had cross currency swap agreements that effectively changed €300.0 million of the €1.0 billion floating EURIBOR-based debt to $389.1 million of floating LIBOR-based debt.

Our interest rate swaps and cross currency swap agreements are accounted for as fair value hedges. During the quarter and nine months ended September 30, 2009, we recognized in earnings, a net loss of approximately $0.8 million and $9.8 million, respectively, which represented the total ineffectiveness of the fair value hedges pertaining to interest rate and cross currency swaps. The amount for the nine months ended September 30, 2009 includes an out of period adjustment of approximately $7.1 million which represents the cumulative reduction in the fair value of certain interest rate swaps during 2007 and 2008 due to an error in data embedded in the software we use to assist with calculating the fair value of our interest rate swaps. Because the adjustment, both individually and in the aggregate, was not material to any of the prior years’ financial statements, and the impact of correcting the adjustment in the current year is not expected to be material to the full year 2009 financial statements, we recorded the correction of this adjustment in the financial statements in the first quarter of 2009.

The notional amount of outstanding debt related to interest rate swaps as of September 30, 2009 was $1.8 billion. The notional amount of outstanding debt related to cross currency swaps as of September 30, 2009 was $389.1 million.

Foreign Currency Exchange Rate Risk

Our primary exposure to foreign currency exchange rate risk relates to our ship construction firm commitments denominated in euros and a portion of our euro-denominated debt. We enter into euro-denominated forward contracts to manage our exposure to movements in foreign currency exchange rates. As discussed above, we also have cross currency swap agreements that effectively change €300.0 million of floating EURIBOR-based debt to $389.1 million of floating LIBOR-based debt at September 30, 2009. At September 30, 2009, approximately 14.6% of the aggregate cost of the ships was exposed to fluctuations in the euro exchange rate. Our foreign exchange contracts are accounted for as fair value or cash flow hedges depending on the designation of the related hedge.

The notional amount of outstanding foreign exchange contracts as of September 30, 2009 was $4.2 billion.

We consider our investments in foreign subsidiaries to be denominated in relatively stable currencies and of a long-term nature. We partially address the exposure of our investments in foreign subsidiaries by denominating a portion of our debt in our subsidiaries’ functional currencies (generally euros). Specifically, we have assigned debt of approximately €347.0 million, or approximately $507.9 million, as a hedge of our net investment in Pullmantur.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the consumption of fuel on our ships. We use fuel swap agreements to mitigate the financial impact of fluctuations in fuel prices. As of September 30, 2009, we have entered into fuel related swap agreements, which pertain to approximately 600,000 metric tons of our projected 2009 fuel purchases, 700,000 metric tons of our projected 2010 fuel purchases, 650,000 metric tons of our projected 2011 fuel purchases and 70,000 metric tons of our projected 2012 fuel requirements. Such agreements pertain to 48% of our projected 2009 fuel requirements, 50% of our projected 2010 fuel requirements, 45% of our projected 2011 fuel requirements and 5% of our projected 2012 fuel requirements. Our fuel swap agreements are accounted for as cash flow hedges.

At September 30, 2009, $1.9 million of estimated unrealized net losses associated with our cash flow hedges pertaining to fuel swap agreements are expected to be reclassified as earnings from other accumulated comprehensive loss within the next twelve months. Reclassification is expected to occur primarily as the result of fuel consumption associated with our hedged forecasted fuel purchases. At September 30, 2009, we have hedged the variability in future cash flows for certain forecasted transactions occurring through 2012.

At September 30, 2009, the fair value and line item caption of derivative instruments recorded were as follows:

Fair Value of Derivative Instruments

	Asset Derivatives		Liability Derivatives
	As of September 30, 2009		As of September 30, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
In thousands
Derivatives designated as hedging instruments under FASB ASC 815-20[1]

Interest rate swaps	Other Assets	$151,647	Other long-term liabilities	$—

Cross currency swaps	Other Assets	55,083	Other long-term liabilities	—

Foreign currency forward contracts	Derivative Financial Instruments	71,246	Accrued expenses and other liabilities	(28,457)

Foreign currency forward contracts	Other Assets	44,223	Other long-term liabilities	(28,970)

Fuel swaps	Derivative Financial Instruments	33,838	Accrued expenses and other liabilities	(35,177)

Fuel swaps	Other Assets	44,184	Other long-term liabilities	(9,259)

Total derivatives designated as hedging instruments under Subtopic 815-20		$400,221		$(101,863)

[1]	Accounting Standard Codification 815-20 “Derivatives and Hedging”.

At September 30, 2009, the fair value and line item caption of non-derivative instruments recorded was as follows:

Non-derivative instrument designated as hedging instrument under Subtopic 815-20	Balance Sheet Location	Carrying Value
In thousands
Foreign currency debt	Long-term debt	$(507,898)

		$(507,898)

The effect of derivative instruments qualifying and designated as hedging instruments and the related hedged items in fair value hedges on the consolidated statement of operations for the quarter and nine months ended September 30, 2009 was as follows:

Derivatives and related Hedged Items under Subtopic 815-20 Fair	Location of Gain (Loss) Recognized in Income on	Amount of Gain (Loss) Recognized in Income of Derivative		Amount of Gain (Loss) Recognized in Income on Hedged Item
Value Hedging Relationships	Derivative and Hedged Item	Quarter Ended September 30, 2009	Nine Months Ended September 30, 2009	Quarter Ended September 30, 2009	Nine Months Ended September 30, 2009
In thousands
Interest rate swaps	Interest expense, net of interest capitalized	$13,682	$30,092	$—	$—

Cross currency swaps	Interest expense, net of interest capitalized	955	3,437	—	—

Interest rate swaps	Other income (expense)	19,687	9,926	(20,745)	(17,701)

Cross currency swaps	Other income (expense)	18,395	17,908	(18,105)	(19,950)

Foreign currency forward contracts	Other income (expense)	36,284	56,342	(36,535)	(52,986)

		$89,003	$117,705	$(75,385)	$(90,637)

The effect of derivative instruments qualifying and designated as hedging instruments in cash flow hedges on the consolidated financial statements for the quarter and nine months ended September 30, 2009 was as follows:

Derivatives under Subtopic 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness testing)
	Quarter Ended September 30, 2009	Nine Months Ended September 30, 2009		Quarter Ended September 30, 2009	Nine Months Ended September 30, 2009		Quarter Ended September 30, 2009	Nine Months Ended September 30, 2009
In thousands

Interest rate swaps	$—	$—	Interest Expense, net of interest capitalized	$—	$(619)	Other income (expense)	$—	$—

Foreign currency forward contracts	111,361	149,728	Depreciation and amortization expenses	67	207	Other income (expense)	94	138

Foreign currency forward contracts	—	—	Passenger ticket revenues	—	103	Other income (expense)	—	—

Foreign currency forward contracts	(163)	21,884	Other income (expense)	259	259	Other income (expense)	(65)	94

Fuel swaps	(4,677)	141,536	Fuel	(3,337)	(84,363)	Other income (expense)	591	1,326

	$106,521	$313,148		$(3,011)	$(84,413)		$620	$1,558

The effect of derivative instruments qualifying and designated as hedging instruments in net investment hedges on the consolidated financial statements for the quarter and nine months ended September 30, 2009 was as follows:

Non-derivatives instrument under Subtopic 815-20 Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Quarter Ended September 30, 2009	Nine Months Ended September 30, 2009		Quarter Ended September 30, 2009	Nine Months Ended September 30, 2009
In thousands

Foreign Currency Debt	$(20,992)	$(21,191)	Other Income (expense)	$—	$—

	$(20,992)	$(21,191)		$—	$—

The effect of derivatives not designated as hedging instruments on the consolidated financial statements for the quarter and nine months ended September 30, 2009 was as follows:

Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Quarter Ended September 30, 2009	Nine Months Ended September 30, 2009
In thousands

Foreign exchange contracts	Other income / (expense)	$71	$71

Contingent Features

Starting in 2012, our current interest rate and cross currency derivative instruments may require us to post collateral if our Standard & Poor’s and Moody’s credit ratings are below specified levels. Specifically, if on the fifth anniversary of entering into a derivative transaction and on all succeeding fifth-year anniversaries our credit ratings for our senior debt were to be below BBB- by Standard & Poor’s and Baa3 by Moody’s, then each counterparty to such derivatives with whom we are in a net liability position that exceeds the applicable minimum call amount may demand that we post collateral in an amount equal to the net liability position. The amount of collateral required to be posted following such event will change each time our net liability position increases or decreases by more than the applicable minimum call amount. If our credit rating for our senior debt is equal to or above BBB- by Standard & Poor’s or Baa3 by Moody’s, then any collateral posted at such time will be released to us. Currently, our senior debt credit rating is BB- with a negative outlook by Standard & Poor’s and Ba3 with a negative outlook by Moody’s. Only our interest rate and cross currency derivative instruments have a term of at least five years and will not reach their fifth anniversary until 2012. Therefore, as of September 30, 2009, we are not required to post any collateral for our derivative instruments.

Note 11. Subsequent Events

We evaluated subsequent events through November 3, 2009, the date our financial statements were issued.

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

•	the adverse impact of the worldwide economic downturn on the demand for cruises,

•

the impact of the economic downturn on the availability of our credit facility and on our ability to generate cash flows from operations or obtain new borrowings from the credit or capital markets in amounts sufficient to satisfy our capital expenditures, debt repayments and other financing needs,

•	the impact of disruptions in the global financial markets on the ability of our counterparties and others to perform their obligations to us,

•	the uncertainties of conducting business internationally and expanding into new markets,

•	the volatility in fuel prices and foreign exchange rates,

•	the impact of changes in operating and financing costs, including changes in foreign currency, interest rates, fuel, food, payroll, airfare for our shipboard personnel, insurance and security costs,

•	the impact of problems encountered at shipyards and their subcontractors including insolvency or financial difficulties,

•	vacation industry competition and changes in industry capacity and overcapacity,

•	the impact of compliance with or changes in tax, environmental, health, safety and other laws and regulations affecting our business or our principal shareholders,

•	the impact of pending or threatened litigation, enforcement actions, fines or penalties,

•	the impact of delayed or cancelled ship orders,

•	the impact of emergency ship repairs, including the related lost revenue,

•	the impact on prices of new ships due to shortages in available shipyard facilities, component parts and shipyard consolidations,

•	negative incidents involving cruise ships including those involving the health and safety of passengers,

•	reduced consumer demand for cruises as a result of any number of reasons, including geo-political and economic uncertainties and the unavailability or cost of air service,

•	the international political climate, fears of terrorist and pirate attacks, armed conflict and the resulting concerns over safety and security aspects of traveling,

•	the impact of the spread of contagious diseases,

•	the impact of changes or disruptions to external distribution channels for our guest bookings,

•	the loss of key personnel or our inability to retain or recruit qualified personnel,

•	changes in our stock price or principal shareholders,

•	uncertainties of a foreign legal system as we are not incorporated in the United States,

•	the unavailability of ports of call,

•	weather.

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

Critical Accounting Policies

Valuation of Goodwill

We review goodwill for impairment whenever events or circumstances indicate but at least annually. We performed an interim test for impairment of goodwill during the third quarter of 2009. We continue to believe that the fair value of our two reporting units which include goodwill, Royal Caribbean International and Pullmantur, exceeded their carrying values. We will perform our annual review for goodwill impairment in the fourth quarter of 2009 based on the then current facts and circumstances.

Derivative Instruments

We enter into forward and swap contracts to manage our interest rate exposure and to limit our exposure to fluctuations in foreign currency exchange rates and fuel prices. These instruments are designated as hedges and are recorded on the balance sheet at their fair value. Our derivative instruments are not held for trading or speculative purposes. We account for derivative financial instruments in accordance with authoritative guidance. See Note 2 and 14 of the Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2008 for more information on related authoritative guidance, the Company’s hedging programs and derivative financial instruments.

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

Ship Accounting - Drydock

We use the deferral method to account for drydocking costs. Under the deferral method, drydocking costs incurred are deferred and charged to expense on a straight-line basis over the period to the next scheduled drydock which we estimate to be a period of thirty to sixty months based on the vessel’s age as required by class. Deferred drydock costs consist of the costs to drydock the vessel and other costs incurred in connection with the drydock which are necessary to maintain the vessel’s Class certification. Class certification is necessary in order for our cruise ships to be flagged in a specific country, obtain liability insurance and legally operate as passenger cruise ships. The activities associated with those drydocking costs cannot be performed while the vessel is in service and, as such, are done during a drydock as a planned major maintenance activity.

The significant deferred drydock costs consist of hauling and wharfage services provided by the drydock facility, hull inspection and related activities (e.g. scraping, pressure cleaning, bottom painting), maintenance to steering propulsion, stabilizers, thruster equipment and ballast tanks, port services such as tugs, pilotage and line handling, and freight associated with these items. We perform a detailed analysis of the various activities performed for each drydock and only defer those costs that are directly related to planned major maintenance activities necessary to maintain Class. The costs deferred are not otherwise routinely periodically performed to maintain a vessel’s designed and intended operating capability. Repairs and maintenance activities are charged to expense as incurred.

We use judgment when estimating the period between drydocks, which can result in adjustments to the estimated amortization of drydock costs. If the vessel is disposed of before the next drydock, the remaining balance in deferred drydock is written-off to the gain or loss upon disposal of vessel in the period in which the sale takes place. We also use judgment when identifying costs incurred during a drydock which are necessary to maintain the vessel’s class certification as compared to those costs attributable to repairs and maintenance which are expensed as incurred.

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

Summary of Historical Results of Operations

Total revenues decreased 14.5% to $1.8 billion in the third quarter of 2009 from total revenues of $2.1 billion for the same period in 2008 primarily due to the decrease in ticket prices. Net Yields decreased by approximately 16.5% compared to the same period in 2008. The decrease in Net Yields was primarily due to the decrease in ticket prices and to a lesser extent, a decrease in onboard spending and a slight decrease in occupancy. These decreases were partially offset by decreases in operating expenses. As a result, our net income was $230.4 million or $1.07 per share on a diluted basis for the third quarter of 2009 compared to $411.9 million or $1.92 per share on a diluted basis for the third quarter of 2008.

The environment for travel remains challenging and we continue to discount pricing below recent historical levels. As a result of our discounted pricing and the elasticity of the market for our cruise vacations, we have maintained levels of occupancy in excess of 100%. General business conditions and the booking environment have remained stable and consistent with those we have observed since the beginning of 2009 with the exception of the effect of the H1N1 virus on Pullmantur’s operations (Pullmantur’s operating results are consolidated on a two-month lag) and the diminished demand for our cruises and tours to Mexico and the Caribbean.

Other significant items for the third quarter of 2009 include:

•	Net Cruise Costs per APCD decreased by 10.0% compared to the same period in 2008.

•

Net Debt-to-Capital decreased to 48.5% as of September 30, 2009 compared to 49.3% as of December 31, 2008. Similarly, our Debt-to-Capital ratio decreased to 49.5% as of September 30, 2009 compared to 50.8% as of December 31, 2008.

•

In July 2009, we issued $300.0 million of 11.875% senior unsecured notes due 2015 at a price of 97.399% of par. The net proceeds from the offering were used to repay $285.0 million outstanding under our unsecured revolving credit facility.

•	In July 2009, we took delivery of Celebrity Equinox, the second Solstice-class ship for Celebrity Cruises. To finance the purchase, we drew in full $524.5 million of an unsecured term loan.

•

In August 2009, we entered into an agreement to sell the Atlantic Star. We have classified the ship as held for sale and transferred the net book value of $50.7 million to prepaid expenses and other assets within our consolidated balance sheet. We anticipate that the sale will be completed during the fourth quarter of 2009. We recognized a charge of $7.1 million during the third quarter of 2009 to reduce the carrying value of the ship to its fair value less cost to sell. This amount is recorded within other operating expenses in our consolidated statements of operations.

Other Items:

•

In October 2009, we took delivery of Oasis of the Seas, the first Oasis-class ship for Royal Caribbean International. To finance the purchase, we drew in full $840.0 million and €159.4 million from an unsecured term loan.

Operating results for the quarter and nine months ended September 30, 2009 compared to the same periods in 2008 are shown in the following table (in thousands, except per share data):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
		% of Total Revenues		% of Total Revenues		% of Total Revenues		% of Total Revenues
Passenger ticket revenues	$1,270,610	72.0%	$1,498,221	72.6%	$3,176,473	71.6%	$3,676,201	72.4%
Onboard and other revenues	492,932	28.0%	565,168	27.4%	1,261,686	28.4%	1,400,047	27.6%

Total revenues	1,763,542	100%	2,063,389	100%	4,438,159	100%	5,076,248	100%

Cruise operating expenses:

Commissions, transportation and other	303,969	17.2%	375,638	18.2%	772,350	17.4%	918,313	18.1%
Onboard and other	152,579	8.7%	168,145	8.1%	348,336	7.8%	363,980	7.2%
Payroll and related	171,164	9.7%	170,269	8.3%	505,376	11.4%	487,851	9.6%
Food	88,394	5.0%	90,432	4.4%	254,710	5.7%	255,530	5.0%
Fuel	146,254	8.3%	207,274	10.0%	437,617	9.9%	539,807	10.6%
Other operating	253,726	14.4%	263,903	12.8%	715,468	16.1%	763,365	15.0%

Total cruise operating expenses	1,116,086	63.3%	1,275,661	61.8%	3,033,857	68.4%	3,328,846	65.6%
Marketing, selling and administrative expenses	196,594	11.1%	191,115	9.3%	576,344	13.0%	592,604	11.7%
Depreciation and amortization expenses	144,021	8.2%	134,706	6.5%	421,802	9.5%	386,373	7.6%

Operating Income	306,841	17.4%	461,907	22.4%	406,156	9.2%	768,425	15.1%

Other income (expense):

Interest income	2,225	0.1%	5,620	0.3%	5,114	0.1%	11,143	0.2%
Interest expense, net of interest capitalized	(73,912)	(4.2)%	(80,560)	(3.9)%	(221,701)	(5.0)%	(239,594)	(4.7)%
Other (expense) income	(4,762)	(0.3)%	24,920	1.2%	(30,501)	(0.7)%	32,269	0.6%

	(76,449)	(4.3)%	(50,020)	(2.4)%	(247,088)	(5.6)%	(196,182)	(3.9)%

Net Income	230,392	13.1%	411,887	20.0%	159,068	3.6%	572,243	11.3%

Diluted Earnings Per Share	$1.07		$1.92		$0.74		$2.67

Selected historical statistical information is shown in the following table:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Passengers Carried	1,046,943	1,072,358	2,958,219	3,093,748
Passenger Cruise Days	7,545,314	7,487,096	21,105,895	20,719,165
APCD	7,157,608	6,945,217	20,486,192	19,640,167
Occupancy	105.4%	107.8%	103.0%	105.5%

Gross Yields and Net Yields were calculated as follows (in thousands, except APCD and Yields):

	Quarter Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
Passenger ticket revenues	$1,270,610	$1,498,221	(15.2)%	$3,176,473	$3,676,201	(13.6)%
Onboard and other revenues	492,932	565,168	(12.8)%	1,261,686	1,400,047	(9.9)%

Total revenues	1,763,542	2,063,389	(14.5)%	4,438,159	5,076,248	(12.6)%

Less:
Commissions, transportation and other	303,969	375,638	(19.1)%	772,350	918,313	(15.9)%
Onboard and other	152,579	168,145	(9.3)%	348,336	363,980	(4.3)%

Net revenues	$1,306,994	$1,519,606	(14.0)%	$3,317,473	$3,793,955	(12.6)%

APCD	7,157,608	6,945,217	3.1%	20,486,192	19,640,167	4.3%
Gross Yields	$246.39	$297.09	(17.1)%	$216.64	$258.46	(16.2)%
Net Yields	$182.60	$218.80	(16.5)%	$161.94	$193.17	(16.2)%

Gross Cruise Costs and Net Cruise Costs were calculated as follows (in thousands, except APCD and costs per APCD):

	Quarter Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
Total cruise operating expenses	$1,116,086	$1,275,661	(12.5)%	$3,033,857	$3,328,846	(8.9)%
Marketing, selling and administrative expenses	196,594	191,115	2.9%	576,344	592,604	(2.7)%

Gross Cruise Costs	1,312,680	1,466,776	(10.5)%	3,610,201	3,921,450	(7.9)%

Less:
Commissions, transportation and other	303,969	375,638	(19.1)%	772,350	918,313	(15.9)%
Onboard and other	152,579	168,145	(9.3)%	348,336	363,980	(4.3)%

Net Cruise Costs	$856,132	$922,993	(7.2)%	$2,489,515	$2,639,157	(5.7)%

APCD	7,157,608	6,945,217	3.1%	20,486,192	19,640,167	4.3%
Gross Cruise Costs per APCD	$183.40	$211.19	(13.2)%	$176.23	$199.66	(11.7)%
Net Cruise Costs per APCD	$119.61	$132.90	(10.0)%	$121.52	$134.38	(9.6)%

Net Debt-to-Capital was calculated as follows (in thousands):

	As of
	September 30, 2009	December 31, 2008
Long-term debt, net of current portion	$6,628,442	$6,539,510
Current portion of long-term debt	667,608	471,893

Total debt	7,296,050	7,011,403
Less: Cash and cash equivalents	285,863	402,878

Net Debt	$7,010,187	$6,608,525

Total shareholders’ equity	$7,443,746	$6,803,012
Total debt	7,296,050	7,011,403

Total debt and shareholders’ equity	14,739,796	13,814,415

Debt-to-Capital	49.5%	50.8%
Net Debt	7,010,187	6,608,525

Net Debt and shareholders’ equity	$14,453,933	$13,411,537

Net Debt-to-Capital	48.5%	49.3%

Outlook

Fourth Quarter 2009

We expect Net Yields will decrease in the range of 7% to 8% compared to 2008.

We expect Net Cruise Costs per APCD to decrease approximately 10% compared to 2008. Excluding fuel, we expect Net Cruise Costs per APCD to decrease in the range of 7% to 8% compared to 2008.

We expect a 7.5% increase in capacity, primarily driven by a full quarter of Celebrity Solstice, the addition of Celebrity Equinox, which entered service during the third quarter of 2009 and the addition of Oasis of the Seas which will enter service during the fourth quarter of 2009.

Depreciation and amortization expenses are expected to be approximately $150.0 million and interest expense is expected to be approximately $80 million.

We do not forecast fuel price changes and our cost calculations for fuel are based on current “at-the-pump” prices net of any hedging impacts. If fuel prices for the fourth quarter of 2009 remain at the level of current “at-the-pump” prices, fuel expenses for the fourth quarter of 2009 would be approximately $158.0 million. For the fourth quarter of 2009, our fuel expense is approximately 40% hedged and a 10% change in fuel prices would result in a change of fuel expenses of approximately $9.0 million for the fourth quarter of 2009, after taking into account existing hedges.

Based on the expectations above, and assuming that fuel prices remain at the level of current “at-the-pump” prices, we expect a fourth quarter 2009 loss per share of approximately $0.05.

Full Year 2009

We expect Net Yields to decrease approximately 14% compared to 2008.

We expect Net Cruise Costs per APCD to decrease approximately 10% compared to 2008. Excluding fuel, we expect Net Cruise Costs per APCD to decrease in the range of 6% to 7% compared to 2008.

We expect a 5.1% increase in capacity in 2009, primarily driven by a full year of Celebrity Solstice, a full year of Independence of the Seas, the addition of Celebrity Equinox, which entered service during the third quarter of 2009, and the addition of Oasis of the Seas, which will enter service during the fourth quarter of 2009.

Depreciation and amortization expenses are expected to be in the range of $565.0 million to $570.0 million, and interest expense is expected to be approximately $305.0 million.

We do not forecast fuel price changes and our cost calculations for fuel are based on current “at-the-pump” prices net of any hedging impacts. If fuel prices for the full year 2009 remain at the level of current “at-the-pump” prices, fuel expenses for the full year 2009 would be approximately $596.0 million.

Based on the expectations above, and assuming that fuel prices remain at the level of current “at-the-pump” prices, we expect full year 2009 earnings per share to be approximately $0.70.

2010

We affirmed our earlier outlook for year over year improvements in Net Yields in the first quarter and for the full year of 2010.

While it is early in our annual planning process, we anticipate flat Net Cruise Cost per APCD, excluding fuel, for the full year 2010.

Quarter Ended September 30, 2009 Compared to Quarter Ended September 30, 2008

Revenues

Total revenues for 2009 decreased $299.8 million or 14.5% to $1.8 billion from $2.1 billion for the same period in 2008. This decrease is primarily due to higher discounts on our ticket prices, and to a lesser extent a decrease in onboard spending and the adverse effect of foreign currency as a result of a stronger U.S. dollar against the euro, British pound and Canadian dollar compared to 2008. Our revenues were also adversely impacted by a decrease in occupancy from 107.8% in 2008 compared to 105.4% in 2009. The decrease in occupancy was driven by the current worldwide economic downturn with disproportionate pressure within the Spanish market and by the H1N1 virus which resulted in selective itinerary modifications and diminished demand for our cruises and tours to Mexico and the Caribbean due to Pullmantur’s operating results included on a two-month lag. This revenue decrease was partially offset by an estimated $63.1 million attributable to an increase in capacity of 3.1%. Although the number of passengers carried for the third quarter of 2009 decreased as compared to the same period in 2008, on average, passengers sailed more days per voyage in 2009 as compared to the same period in 2008 due to certain itinerary changes. The increase in capacity is primarily due to the addition of Celebrity Solstice, which entered service in November 2008 and the addition of Celebrity Equinox, which entered service in July 2009. This increase in capacity was partially offset by the sale of Celebrity Galaxy to TUI Cruises in March 2009 and the sale of Oceanic in April 2009.

Onboard and other revenues included concession revenues of $62.3 million in 2009 compared to $70.9 million for the same period in 2008. The decrease in concession revenues was primarily due to a decrease in spending on a per passenger basis, partially offset by the increase in capacity mentioned above.

Cruise Operating Expenses

Total cruise operating expenses for 2009 decreased $159.6 million or 12.5% to $1.1 billion from $1.3 billion for the same period in 2008. This decrease was primarily due to a decrease in commissions as a result of discounted ticket prices, a decrease in air expense due to a reduction in guests booking air service through us, a decrease in transportation and lodging expenses related to certain itinerary changes, and the impact of the stronger U.S. dollar against the euro, British pound and Canadian dollar compared to 2008. In addition, fuel expenses, which are net of the financial impact of fuel swap agreements, decreased 31.3% per metric ton in 2009 as compared to 2008 primarily as a result of lower fuel prices. To a lesser extent, the decrease was also related to a decrease in tour expenses. These decreases were partially offset by the increase in capacity mentioned above.

Marketing, Selling and Administrative Expenses

Marketing, selling and administrative expenses for 2009 increased $5.5 million or 2.9% to $196.6 million from $191.1 million for the same period in 2008. The increase is primarily due to an increase in marketing and selling expenses associated with our international expansion.

Depreciation and Amortization expenses

Depreciation and amortization expenses for 2009 increased $9.3 million or 6.9% to $144.0 million from $134.7 million for the same period in 2008. The increase is primarily due to the addition of Celebrity Solstice, which entered service in November 2008 and the addition of Celebrity Equinox, which entered service in July 2009. To a lesser extent, the increase is also due to depreciation associated with shipboard and shore-side additions. These increases were partially offset by the sale of Celebrity Galaxy to TUI Cruises.

Other Income (Expense)

Interest expense, net of interest capitalized, decreased to $73.9 million in 2009 from $80.6 million in 2008. Gross interest expense decreased to $85.0 million in 2009 from $91.5 million in 2008. The decrease was primarily due to lower interest rates, partially offset by a higher average debt level. Interest capitalized remained consistent with the same period in 2008.

Other expense increased to $4.8 million in 2009 from other income of $24.9 million in 2008 for a net change of $29.7 million when comparing these periods. This change was primarily due to a $17.6 million settlement gain received in the case against Pentair Water Treatment (OH) Company (formerly known as Essef Corporation) during 2008 that did not recur in 2009. The change was also due to $6.5 million in foreign currency exchange losses in 2009 as compared to $6.1 million in foreign currency exchange gains in 2008, for a net change of $12.6 million when comparing these periods. The change was also due to gains of $5.2 million in hedge ineffectiveness primarily associated with our interest rate swaps and our ship construction firm commitments denominated in euros in 2008 as compared to losses of $0.3 million in 2009. These changes were offset by an out of period adjustment of $12.3 million to correct an error in our deferred tax liability. The out of period adjustment represents the cumulative reduction to a deferred tax liability due to the change in the enacted Spanish statutory tax rate used to calculate the liability in 2006 which was identified during the third quarter of 2009.

Net Yields

Net Yields decreased 16.5% in 2009 compared to 2008 primarily due to the decrease in ticket prices, the decrease in onboard spending and slight decrease in occupancy, the adverse effect of foreign currency due to a stronger U.S. dollar compared to the euro, British pound and Canadian dollar and the impact of itinerary modifications and diminished demand for our cruises and tours to Mexico as mentioned above. Net Yields decreased 14.5% in 2009 compared to 2008 after adjusting for year over year changes in currency.

Net Cruise Costs

Net Cruise Costs decreased 7.2% in 2009 compared to 2008 due to a 10.0% decrease in Net Cruise Cost per APCD offset by the 3.1% increase in capacity mentioned above. The decrease in Net Cruise Costs per APCD was primarily driven by decreases in fuel expenses and a decrease in air and tour expenses. Net Cruise Costs per APCD decreased 8.8% in 2009 compared to 2008 after adjusting for year over year changes in currency.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Revenues

Total revenues for 2009 decreased $638.1 million or 12.6% to $4.4 billion from $5.1 billion for the same period in 2008. This decrease is primarily due to higher discounts on our ticket prices, and to a lesser extent a decrease in onboard spending and the adverse effect of foreign currency as a result of a stronger U.S. dollar against the euro, British pound and Canadian dollar compared to 2008. Our revenues were also adversely impacted by a decrease in occupancy from 105.5% in 2008 compared to 103.0% in 2009. The decrease in occupancy was driven by the current worldwide economic downturn with disproportionate pressure within the Spanish market and by the H1N1 virus which resulted in selective itinerary modifications and diminished demand for our cruises to Mexico and the Caribbean due to Pullmantur’s operating results included on a two-month lag. This revenue decrease was partially offset by an increase of approximately $218.7 million attributable to an increase in capacity of 4.3%. Although the number of passengers carried for the first nine months of 2009 decreased as compared to the same period in 2008, on average, passengers sailed more days per voyage in 2009 as compared to the same period in 2008 due to certain itinerary changes. The increase in capacity is primarily due to the addition of Celebrity Solstice, which entered service in November 2008, a full nine months of Independence of the Seas, which entered service in May 2008, the addition of Celebrity Equinox, which entered service in July 2009, and a full nine months of Ocean Dream which entered service in March 2008. This increase in capacity was partially offset by the sale of Celebrity Galaxy to TUI Cruises in March 2009 and the sale of Oceanic in April 2009.

Onboard and other revenues included concession revenues of $169.2 million in 2009 compared to $191.5 million for the same period in 2008. The decrease in concession revenues was primarily due to a decrease in spending on a per passenger basis, partially offset by the increase in capacity mentioned above.

Cruise Operating Expenses

Total cruise operating expenses for 2009 decreased $295.0 million or 8.9% to $3.0 billion from $3.3 billion for the same period in 2008. This decrease was primarily due to a decrease in commissions as a result of discounted ticket prices, a decrease in air expense due to a reduction in guests booking air service through us, a decrease in transportation and lodging expenses related to certain itinerary changes and the impact of the stronger U.S. dollar against the euro, British pound and Canadian dollar compared to 2008. In addition, fuel expenses, which are net of the financial impact of fuel swap agreements, decreased 20.0% per metric ton in 2009 as compared to 2008 primarily as a result of lower fuel prices. To a lesser extent, the decrease was also related to a decrease in tour expenses. These decreases were partially offset by the increase in capacity mentioned above.

Marketing, Selling and Administrative Expenses

Marketing, selling and administrative expenses for 2009 decreased $16.3 million or 2.8% to $576.3 million from $592.6 million for the same period in 2008. The decrease is mainly due to the cost savings initiatives we announced during the third quarter of 2008.

Depreciation and Amortization expenses

Depreciation and amortization expenses for 2009 increased $35.4 million or 9.2% to $421.8 million from $386.4 million for the same period in 2008. The increase is primarily due to the addition of Celebrity Solstice, which entered service in November 2008, to a full nine months of Independence of the Seas, which entered service in May 2008 and the addition of Celebrity Equinox which entered service in July 2009. To a lesser extent, the increase is also due to depreciation associated with shipboard and shore-side additions. These increases were partially offset by the sale of Celebrity Galaxy to TUI Cruises.

Other Income (Expense)

Interest expense, net of interest capitalized, decreased to $221.7 million in 2009 from $239.6 million in 2008. Gross interest expense decreased to $253.1 million in 2009 from $274.0 million in 2008. The decrease was primarily due to lower interest rates, partially offset by a higher average debt level. Interest capitalized decreased to $31.4 million in 2009 from $34.4 million in 2008 primarily due to lower interest rates.

Other expense increased to $30.5 million in 2009 compared to other income of $32.3 million in 2008 for a net change of $62.8 million when comparing these periods. The change was primarily due to $19.4 million in foreign currency exchange losses in 2009 as compared to $13.0 million in foreign currency exchange gains in 2008, for a net change of $32.4 million when comparing these periods. The change was also due to a $17.6 million settlement gain received in the case against Pentair Water Treatment (OH) Company (formerly known as Essef Corporation) during 2008 that did not recur in 2009. In addition, we had $11.8 million in losses from our equity method investments in 2009 as compared to $3.1 million in gains from our equity method investments in 2008, for a net change of $14.9 million when comparing these periods. These changes were offset by an out of period adjustment of $12.3 million to correct an error in our deferred tax liability. The out of period adjustment represents the cumulative reduction to a deferred tax liability due to the change in the enacted Spanish statutory tax rate used to calculate the liability in 2006 which was identified during the third quarter of 2009.

Net Yields

Net Yields decreased 16.2% in 2009 compared to 2008 primarily due to the decrease in ticket prices, the decrease in onboard spending, a stronger U.S. dollar compared to the euro, British pound and Canadian dollar as well as the impact of the itinerary modifications and diminished demand for our cruises and tours to Mexico as mentioned above. Net Yields decreased 13.3% in 2009 compared to 2008 after adjusting for year over year changes in currency.

Net Cruise Costs

Net Cruise Costs decreased 5.7% in 2009 compared to 2008 due to a 9.6% decrease in Net Cruise Cost per APCD offset by the 4.3% increase in capacity mentioned above. The decrease in Net Cruise Costs per APCD was primarily driven by the decrease in fuel expenses, the decrease in air and tour expenses and the decrease in marketing, selling and administrative expenses. Net Cruise Costs per APCD decreased 7.4% in 2009 compared to 2008 after adjusting for year over year changes in currency.

Recently Adopted, and Future Application of, Accounting Standards

Refer to Note 2. Summary of Significant Accounting Policies to our financial statements for further information on Recently Adopted Accounting Standards and Future Application of Accounting Standards.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash flow generated from operations provides us with a significant source of liquidity. Net cash provided by operating activities decreased $381.0 million to $663.8 million for the first nine months of 2009 compared to $1.0 billion for the same period in 2008. The decrease is primarily due to a decrease in cash generated from ticket and onboard sales during the first nine months of 2009 compared to the same period in 2008. The decrease in cash from ticket sales is a result of a compression in the booking window, forward bookings lagging behind the prior year and cruises being purchased for lower prices compared to prior year. To a lesser extent, the decrease is also due to a decrease in the value of foreign denominated customer deposits due to the strengthening of the U.S. dollar as compared to 2008. As a result of the above factors, we received $558.5 million less in customer deposits during the first nine months of 2009 as compared to the same period in 2008. The decrease in onboard and other revenues is due to less spending per guest as compared to the prior year. The decreases mentioned above were partially offset primarily by a decrease in payments to suppliers and vendors due to our continued focus on cost improvement.

Net cash used in investing activities decreased to $938.0 million for the first nine months of 2009 from $1.2 billion for the same period in 2008. The decrease was primarily due to the proceeds received from the sale of Celebrity Galaxy to TUI Cruises of $290.9 million and a decrease in capital expenditures of approximately $260.3 million. Our capital expenditures decreased to approximately $1.2 billion for the first nine months of 2009 from $1.4 billion for the same period in 2008, primarily due to a decrease in the number of ships under construction. These decreases were offset by a decrease in settlements of approximately $150.4 million on our foreign currency forward contracts and an increase in equity contributions to our unconsolidated affiliates of $140.3 million.

Net cash provided by financing activities was $156.4 million in the first nine months of 2009 compared to $238.7 million for the same period in 2008. The change was due to a decrease in debt proceeds of approximately $151.2 million primarily due to a decrease in amounts drawn under our unsecured revolving credit facility in 2009 as compared to 2008 partially offset by proceeds from our $300.0 million senior unsecured notes issued during 2009. The change was also due to an increase in repayments of debt of approximately $41.5 million. This change was offset by a decrease in dividends paid of approximately $128.0 million during the first nine months in 2009 compared to the same period in 2008.

Interest capitalized during the first nine months of 2009 decreased to $31.4 million from $34.4 million for the same period in 2008 primarily due to lower interest rates.

Future Capital Commitments

Our future capital commitments consist primarily of new ship orders. As of September 30, 2009, we had two ships of a new Oasis-class designated for Royal Caribbean International and three Solstice-class ships, designated for Celebrity Cruises, on order for an aggregate additional capacity of approximately 19,350 berths. The aggregate cost of the five ships is approximately $5.8 billion, of which we have deposited $678.7 million as of September 30, 2009. Approximately 14.6% of the aggregate cost of ships was exposed to fluctuations in the euro exchange rate at September 30, 2009.

As of September 30, 2009, we anticipated overall capital expenditures, including the five ships on order, would be approximately $2.1 billion for 2009, $2.2 billion for 2010, $1.0 billion for 2011, and $1.0 billion for 2012.

Contractual Obligations and Off-Balance Sheet Arrangements

As of September 30, 2009, our contractual obligations were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$7,237,302	$660,275	$1,722,849	$3,043,055	$1,811,123
Interest on long-term debt(2)	1,431,875	293,635	450,578	288,507	399,155
Capital lease obligations (3)	58,748	7,333	10,047	5,262	36,106
Operating lease obligations(4)(5)	386,597	51,632	287,559	18,790	28,616
Ship purchase obligations(6)	4,610,553	1,919,798	1,952,275	738,480	—

Other(7)	717,717	91,589	196,221	172,559	257,348

Total	$14,442,792	$3,024,262	$4,619,529	$4,266,653	$2,532,348

(1)	Amounts represent debt obligations with initial terms in excess of one year.
(2)	Long-term debt obligations mature at various dates through fiscal year 2027 and bear interest at fixed and variable rates. Interest on variable-rate debt is calculated based on forecasted cash outflows, including interest swapped from a fixed-rate to a variable-rate using the applicable rate at September 30, 2009. Debt denominated in other currencies is calculated based on the applicable exchange rate at September 30, 2009. Amounts are based on existing debt obligations and do not consider potential refinancings of expiring debt obligations.
(3)	Amounts represent capital lease obligations with initial terms in excess of one year.
(4)	We are obligated under noncancelable operating leases primarily for a ship, offices, warehouses and motor vehicles.
(5)	Under the Brilliance of the Seas lease agreement, we may be required to make a termination payment of approximately £126.0 million, or approximately $201.4 million based on the exchange rate at September 30, 2009, if the lease is canceled in 2012. This amount is included in the 1-3 years column.
(6)	Amounts represent contractual obligations with initial terms in excess of one year.
(7)	Amounts represent future commitments with remaining terms in excess of one year to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts.

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

Funding Sources

As of September 30, 2009, our liquidity was $1.1 billion consisting of approximately $285.9 million in cash and cash equivalents and $825.0 million available under our unsecured revolving credit facility. In addition, we had a working capital deficit of $1.7 billion as of September 30, 2009 consistent with our working capital deficit of $1.7 billion as of December 31, 2008. Similar to others in our industry, we are able to operate with a substantial working capital deficit because (1) passenger receipts are primarily paid in advance with a relatively low-level of accounts receivable, (2) rapid turnover results in a limited investment in inventories and (3) voyage-related accounts payable usually become due after receipt of cash from related bookings. In addition, we finance the purchase of our ships through long-term debt instruments of which the current portion of these instruments increases our working capital deficit. The current portion of long-term debt increased from $471.9 million as of December 31, 2008 to $667.6 million as of September 30, 2009. We generate substantial cash flows from operations and our business model, along with our unsecured revolving credit facility, has historically allowed us to maintain this working capital deficit and still meet our operating, investing and financing needs. We expect that we will continue to have working capital deficits in the future.

We have significant contractual obligations of which the capital expenditures associated with our ship purchases and our debt maturities represent our largest funding needs. We have $3.0 billion in contractual obligations due during the twelve month period ending September 30, 2010 of which approximately $1.9 billion relates to the acquisition of the Oasis of the Seas and Celebrity Eclipse along with progress payments on other ship purchases. In addition, we have $11.4 billion in contractual obligations due beyond the twelve month period ending September 30, 2010 of which debt maturities and ship purchase obligations represent $6.6 billion and $2.7 billion, respectively.

We have three Solstice-class ships under construction in Germany as of September 30, 2009, all of which have either committed unsecured bank financing arrangements or an executed credit agreement and include a financing guarantee from HERMES (Euler Hermes Kreditrersicherungs AG), the official export credit agency of Germany for 95% of the financed amount. The terms of the financings are similar to those established for the Celebrity Equinox and are subject to customary funding conditions.

We also have two Oasis-class vessels under construction in Finland as of September 30, 2009. To finance the purchase of Oasis of the Seas, we have arranged an unsecured term loan of approximately $840.0 million plus €159.4 million which amortizes over 12 years with commercial banks providing 60% of the financing, each having the ability to opt-out after six years. Finnish Export Credit Ltd. provided funding for 40% of the financing. Approximately $420.0 million of the facility is at a fixed interest rate of approximately 5.41% (inclusive of the applicable margin), approximately $420.0 million of the facility is at a floating interest rate of LIBOR plus 3.00% and approximately €159.4 million of the facility is at a floating rate of EURIBOR plus 2.25%. We also have a commitment for a financing guarantee from Finnvera for 80% of the financed amount for Allure of the Seas and we believe we will obtain committed financing on acceptable terms for the ship before its delivery date.

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

Debt Covenants

Our financing agreements contain covenants that require us, among other things, to maintain minimum net worth and a fixed charge coverage ratio and limit our net debt-to-capital ratio. Our minimum net worth and maximum net debt-to-capital calculations exclude the impact of accumulated other comprehensive income (loss) on total shareholders’ equity. The fixed charge coverage ratio is calculated by dividing net cash from operations for the past four quarters by the sum of dividend payments plus scheduled principal debt payments in excess of any new financings for the past four quarters (“fixed charges”). We are currently in compliance with all debt covenants. As of September 30, 2009, our net worth was $7.3 billion compared with a minimum requirement of $5.2 billion, our net-debt-to-capital was 49.0% compared to a maximum limit of 62.5% and our fixed charge coverage ratio exceeded the minimum requirement of 1.25x as our fixed charges for the period were $0.00.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 during the quarter ended September 30, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

As reported in our annual report on Form 10-K for the year ended December 31, 2008, we have a lawsuit pending in the Circuit Court for Miami-Dade County, Florida against Rolls Royce, co-producer of the Mermaid pod-propulsion system on Millennium-class ships, for the recurring Mermaid pod failures. Alstom Power Conversion, the other co-producer of the pod-propulsion system, settled out of this suit in January 2006 for $38.0 million. In December 2008, Rolls Royce filed its answer to our lawsuit denying the allegations and asserting various affirmative defenses. Rolls Royce also counterclaimed that we engaged in a civil conspiracy with Alstom Power Conversion and its related parties (“Alstom”), that we tortiously interfered with Rolls Royce’s joint venture agreement with Alstom and that we caused Alstom to breach its fiduciary obligations owing to Rolls Royce under the joint venture agreement. Rolls Royce alleges damages against us in excess of $100.0 million for these claims. The case is set for trial in January 2010. We believe we have meritorious claims against Rolls Royce and meritorious defenses to the counterclaims, both of which we intend to vigorously pursue.

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

In July 2009, three purported class actions were filed in United States District Court for the Eastern District of Michigan against Park West Galleries, Inc., doing business as Park West Gallery, PWG Florida, Inc., Fine Art Sales, Inc., Vista Fine Art LLC, doing business as Park West At Sea (together, “Park West”), other named and unnamed parties and Royal Caribbean Cruises Ltd. In two of the actions, other cruise line companies are also named as additional defendants, including in one of them, Celebrity Cruises Inc. The actions are being brought on behalf of purchasers of artwork at shipboard art auctions conducted by Park West on the named cruise lines. In August 2009, one of the actions was transferred to the United States District Court for the Western District of Washington and orders transferring the other two actions have been entered pending showings by defendants why they should not be transferred. The substance of the claims in all three actions is virtually the same. The suits allege that the artwork Park West sells is not what it represents to its customers and that Royal Caribbean Cruises Ltd., Celebrity Cruises Inc. and other named cruise lines are fraudulently concealing the activities of Park West, are being enriched unjustly from the sale of the artwork and are engaged in a conspiracy with Park West in violation of the Racketeer Influenced and Corrupt Organizations Act (“RICO”). The actions seek from the named defendants refund and restitution of all monies acquired from the sale of artwork at shipboard auctions, recovery for the amount of payments for the purchased artwork, damages on the RICO claims in an indeterminate amount, permitted statutory damages and unspecified equitable or injunctive relief. The suits also seek from certain non-Royal Caribbean parties additional statutory, breach of contract and breach of warranty damages in unspecified amounts. The suits are at their very early stages of litigation; however, we believe we have meritorious defenses to the claims against us and we intend to vigorously pursue them.

In September 2009, demands for arbitration were made under our collective bargaining agreement covering Celebrity Cruises’ crewmembers on behalf of twenty current and/or former Celebrity Cruises’ cabin stewards and others similarly situated (the “September 2009 Demands”). These demands contend that between 2001 and 2005 Celebrity Cruises improperly required the named cabin stewards to share guest gratuities with assistant cabin stewards. The demands seek payment of damages, including penalty wages, under the U.S. Seaman’s Wage Act of approximately $0.6 million for the named crewmembers and estimates damages in excess of $200.0 million, for the entire class of other similarly situated crewmembers. The September 2009 Demands are in addition to identical arbitration demands brought by the same counsel in April 2009 (the “April 2009 Demands”) on behalf of ten current and former Celebrity Cruises’ cabin stewards for themselves and others similarly situated. In October 2009, this same counsel brought on behalf of these same ten crew members and others similarly situated a purported class action in the United States District Court, Southern District of Florida, alleging that Celebrity Cruises waived its right to arbitrate the April 2009 demands (the “October 2009 Action”). The October 2009 Action makes the same allegations of improper sharing of gratuities as are made in the April 2009 Demands and seeks an indeterminate amount of damages, including penalty wages. The underlying allegations in the September 2009 Demands, the April 2009 Demands and the October 2009 Action are identical to those that were brought by this same counsel in a previously reported purported class action that had been filed against Celebrity Cruises in April 2005 in the United States District Court, Southern District of Florida (the “April 2005 Action”). The April 2005 Action was eventually dismissed and the matter was directed to arbitration. The arbitrator subsequently rejected plaintiff’s request to bring the claim as a class arbitration, and we settled with the individual plaintiff. Consistent with the outcome of the April 2005 Action, we believe that class arbitration will be rejected in the September 2009 Arbitration Demand and the April 2009 Arbitration Demand. We also believe there is no basis on which to claim we waived our right to arbitrate the April 2009 Action. We also believe we have meritorious defenses to the underlying claims in these matters which we intend to vigorously pursue.

We are routinely involved in other claims typical within the cruise vacation industry. The majority of these claims are covered by insurance. We believe the outcome of such claims, net of expected insurance recoveries, will not have a material adverse impact on our financial condition or results of operations.

Item 6. Exhibits

10.1	Amendment No. 1 to the Credit Agreement dated as of October 9, 2009 among Oasis of the Seas Inc., as borrower, Royal Caribbean Cruises Ltd. as guarantor, various financial institutions and BNP Paribas, as Administrative Agent.

31	Certifications required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934.

32	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL CARIBBEAN CRUISES LTD.
(Registrant)

/S/ BRIAN J. RICE
Brian J. Rice
Date: November 3, 2009	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

10.1	Amendment No. 1 to the Credit Agreement dated as of October 9, 2009 among Oasis of the Seas Inc., as borrower, Royal Caribbean Cruises Ltd. as guarantor, various financial institutions and BNP Paribas, as Administrative Agent.

31	Certifications required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934.

32	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.