Form 10-K
period 2009-12-31
ROYAL CARIBBEAN CRUISES LTD
filed 2010-02-23
CIK 884887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

large accelerated filer	☒	accelerated filer	☐

non-accelerated filer	☐	smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $1.8 billion as of the last business day of the registrant’s most recently completed second fiscal quarter.

There were 214,178,302 shares of common stock outstanding as of February 12, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

The information required under Part III of this report is incorporated herein by reference to registrant’s definitive proxy statement for the 2010 Annual Meeting of Shareholders.

ROYAL CARIBBEAN CRUISES LTD.

PART I

As used in this Annual Report on Form 10-K, the terms “Royal Caribbean,” the “Company,” “we,” “our” and “us” refer to Royal Caribbean Cruises Ltd. and the terms “Royal Caribbean International,” “Celebrity Cruises,” “Pullmantur,” “Azamara Club Cruises,” and “CDF Croisières de France” refer to our cruise brands. In accordance with cruise vacation industry practice, the term “berths” is determined based on double occupancy per cabin even though many cabins can accommodate three or more passengers.

Item 1.	Business

General

Royal Caribbean International was founded in 1968. The current parent corporation, Royal Caribbean Cruises Ltd., was incorporated on July 23, 1985 in the Republic of Liberia under the Business Corporation Act of Liberia.

We are the world’s second largest cruise company operating 38 ships in the cruise vacation industry with approximately 84,050 berths as of December 31, 2009. We own five cruise brands, Royal Caribbean International, Celebrity Cruises, Pullmantur, Azamara Club Cruises, and CDF Croisières de France. In addition, we have a 50% investment in a joint venture with TUI AG which operates the brand TUI Cruises. Our cruise brands primarily serve the contemporary, premium and “up-market” segments of the cruise vacation industry. Our ships operate on a selection of worldwide itineraries that call on approximately 400 destinations. We compete principally on the basis of quality of ships, quality of service, variety of itineraries, choice of destinations and price.

We are a global cruise company serving numerous cruise markets throughout the world through our three main cruise brands, Royal Caribbean International, Celebrity Cruises and Azamara Club Cruises. We have offices in the United Kingdom, Germany, Norway, Italy, Spain, Singapore, China, Brazil, and Australia which focus on our international passenger sourcing. In addition, the strategic acquisition of Pullmantur in 2006 provides us with a brand to serve the cruise markets in Spain, Portugal and Latin America. Our launch of CDF Croisières de France in 2007 provides us with a custom tailored product targeted at the cruise market in France and the formation of our joint venture with TUI AG in 2008 provides us with a custom tailored product targeted at the cruise market in Germany.

Our commitment to acquire state-of-the-art ships, along with our maintenance programs and revitalizations to incorporate our latest signature brand elements provides us with the flexibility to deploy our ships among our brand portfolio and expand into growing international markets.

We believe cruising continues to be a widely accepted vacation alternative due to its inherent value, extensive itineraries and variety of shipboard and shore-side activities. In addition, we believe that our products appeal to a large consumer base and are not dependent on a single market or demographic. Further, we believe our global brands possess the versatility to enter multiple cruise market segments within the cruise vacation industry.

Royal Caribbean International

Royal Caribbean International is positioned at the upper end of the contemporary segment of the cruise vacation industry, although its quality enables it to attract consumers from the premium segment as well. This allows Royal Caribbean International to achieve one of the broadest market coverage of any of the major cruise brands in the vacation industry. The contemporary segment is served by cruises that are generally seven nights or shorter and feature a casual ambiance. The premium segment is served by cruises that are generally seven to 14 nights and appeal to the more experienced guest who is usually more affluent. Royal Caribbean International operates 21 ships with approximately 56,600 berths, offering cruise itineraries that range from two to 18 nights. Royal Caribbean International offers a variety of itineraries to destinations worldwide, including Alaska, Asia, Australia, Bermuda, Canada, the Caribbean, Europe, Hawaii, Latin America, the Middle East, the Panama Canal and New Zealand.

Royal Caribbean International’s strategy is to attract an array of vacationing consumers by providing a wide variety of itineraries and cruise lengths with multiple innovative options for onboard dining, entertainment and other onboard activities. Royal Caribbean International offers a wide array of onboard services, amenities and activities. It has introduced many product innovations such as surf simulators, an interactive water park called the H2O Zone™, “Royal Promenades” which are boulevards with shopping, dining and entertainment venues, ice skating rinks, bungee jumping trampolines and rock climbing walls. It also introduced onboard the Oasis-class ships the new neighborhood concept which consists of seven distinct themed areas including Central Park, a park open to the sky and Boardwalk, an outdoor family-friendly area featuring a handcrafted carousel and an amphitheater at sea known as AquaTheater. Additional new features include an elevating bar, a zip line ride that races diagonally nine-decks above an open-air atrium, a sloped-beach entry pool and a wide variety of specialty restaurants and dining options. Additionally, Royal Caribbean International offers a variety of shore excursions at each port of call. We believe that the variety and quality of Royal Caribbean International’s product offerings represent excellent value to consumers, especially to couples and families traveling with children. Because of the brand’s extensive and innovative product offerings, we believe Royal Caribbean International is well positioned to attract new consumers to the cruise vacation industry and to continue to bring guests back for their next vacation.

Celebrity Cruises

Celebrity Cruises primarily serves the premium segment of the cruise vacation industry. Celebrity Cruises operates nine ships with approximately 17,650 berths, offering various cruise itineraries that range from two to 17 nights. Celebrity Cruises’ fleet and service has been consistently recognized with numerous awards from cruise traveler polls, travel agents and travel industry publications.

Celebrity Cruises’ strategy is to attract experienced cruise guests who appreciate and value the high quality, service-focused experience the brand offers. Celebrity Cruises offers a global cruise experience by providing a variety of cruise lengths and itineraries to premium destinations throughout the world and has deployed a high proportion of its fleet in seasonal markets, e.g., Alaska, Bermuda, Europe, the Panama Canal and South America. Celebrity Cruises is also the only major cruise line to operate a ship in the Galapagos Islands, Celebrity Xpedition. Celebrity Xpedition has approximately 100 berths and provides this unique experience on seven day cruises with pre-cruise tours in Ecuador.

Celebrity Cruises’ products and service have broad appeal for a global audience. Celebrity Cruises delivers an intimate experience onboard upscale ships that offer a high staff-to-passenger ratio, extensive spa facilities, fine dining, personalized service, and on the Celebrity Solstice-class, unique onboard attractions such as the “Lawn Club”, a half acre venue featuring live grass and the “Hot Glass Show”, a fully functional glass blowing studio.

Pullmantur

Pullmantur serves the contemporary segment of the Spanish, Portuguese and Latin American cruise markets. Pullmantur operates five ships with approximately 7,650 berths, offering various seven-night cruise itineraries. Pullmantur has tour operations and owns a 49% interest in a small air business that operates three Boeing 747 aircrafts in support of its cruise and tour operations.

Pullmantur’s strategy is to attract cruise guests by providing a variety of cruising options and land-based travel packages. Pullmantur offers a range of cruise itineraries to the Baltic, Brazil, the Caribbean, the Mediterranean, Mexico and Portugal. Pullmantur offers a wide array of onboard activities and services to guests, including exercise facilities, swimming pools, beauty salons, gaming facilities, shopping, and dining and entertainment venues. Pullmantur’s tour operations sell land-based travel packages to Spanish guests including hotels and flights primarily to Caribbean resorts, and land-based tour packages to Europe aimed at Latin American guests.

Azamara Club Cruises

In 2009, Azamara Club Cruises went through a repositioning of the brand, in which the goal was to achieve greater brand awareness as a destination immersive cruise line. As part of this repositioning, the brand’s name was changed in 2009 from Azamara Cruises to Azamara Club Cruises in order to reflect a more intimate feel of its ships. Azamara Club Cruises is designed to serve the up-market segment of the North American, U.K. and German markets which incorporates elements of the premium and luxury segments. Azamara Club Cruises operates two ships with a total of approximately 1,400 berths, offering various cruise itineraries that range from seven to 16 nights.

Azamara Club Cruises’ strategy is to deliver distinctive destinations, featuring unique itineraries with more overnight stays and specialty tours. Azamara Club Cruises newly refined focus is to attract experienced travelers who enjoy cruising and who seek a more intimate onboard experience and a high level of service. Azamara Club Cruises sails in Asia, Western & Northern Europe, the Mediterranean, the Panama Canal and the less-traveled islands of the Caribbean, with more overnight and late-night stays in every region.

Azamara Club Cruises offers a wide array of onboard services, amenities and activities, including gaming facilities, fine dining and interactive entertainment venues.

CDF Croisières de France

CDF Croisières de France is designed to serve the contemporary segment of the French cruise market and increases our global presence by providing us with a brand custom-tailored for French cruise guests. CDF Croisières de France operates one ship, Bleu de France, with a total of approximately 750 berths offering various four to ten night cruise itineraries.

CDF Croisières de France offers seasonal itineraries to the Mediterranean and the Caribbean. CDF Croisières de France offers a variety of onboard services, amenities and activities, including entertainment venues, exercise and spa facilities, fine dining, and gaming facilities.

TUI Cruises

In 2008, we formed our joint venture with TUI AG, a European tourism and shipping company which owns 51% of TUI Travel. The joint venture operates TUI Cruises, designed to serve the contemporary and premium segments of the German cruise market by offering a custom-tailored product for German guests. All customer-facing crewmembers speak German, and onboard activities, services, shore excursions and menu offerings are designed to suit the preferences of this target market. In addition, the joint venture allows us to expand into this new market and increase our global presence. Celebrity Galaxy, a 1,850-berth ship, previously part of Celebrity Cruises, was sold to TUI Cruises to serve as its first ship and has been sailing under the name Mein Schiff since May 2009.

Industry

Cruising is considered a well established vacation sector in the North American market and a developing but growing sector in several other emerging markets. Industry data indicates that a significant portion of cruise guests carried are first-time cruisers. We believe this could present an opportunity for long-term growth and a potential for increased profitability.

We estimate that the global cruise industry carried 17.3 million cruise passengers in 2009 compared to 17.2 million cruise passengers carried in 2008. We estimate that the global cruise fleet was served by approximately 373,000 berths on approximately 267 ships by the end of 2009. There are approximately 27 ships with an estimated 62,000 berths that are expected to be placed in service in the global cruise market between 2010 and 2013.

The North American cruise market has experienced a compound annual growth rate of approximately 8.3% since 1970. From 2005 to 2009 North America has experienced a compound annual growth rate in cruise passengers of approximately 0.6%, attributable in large part to the recent international expansion within the cruise industry. We estimate that North America was served by 138 ships with approximately 188,000 berths at the beginning of 2005 and by 145 ships with approximately 228,000 berths by the end of 2009. There are approximately 14 ships with an estimated 33,000 berths that are expected to be placed in service in the North American cruise market between 2010 and 2013.

The following table details the growth in the global and North American cruise markets in terms of cruise passengers and estimated weighted-average berths over the past five years:

Year	Global Cruise Passengers(1)	Weighted-Average Supply of Berths Marketed Globally(1)	North American Cruise Passengers(2)	Weighted-Average Supply of Berths Marketed in North America(1)
2005	14,818,000	288,000	9,909,000	190,000
2006	15,309,000	304,000	10,080,000	201,000
2007	16,586,000	327,000	10,330,000	212,000
2008	17,184,000	347,000	10,093,000	219,000
2009	17,340,000	363,000	10,169,000	222,000

1)	Source: Our estimates of the number of global cruise passengers, and the weighted-average supply of berths marketed globally and in North America are based on a combination of data that we obtain from various publicly available cruise industry trade information sources including Seatrade Insider and Cruise Line International Association. In addition, our estimates incorporate our own statistical analysis utilizing the same publicly available cruise industry data as a base.
2)	Source: Cruise Line International Association based on cruise passengers carried for at least two consecutive nights for years 2005 through 2008. Year 2009 amounts represent our estimates (see number 1 above).

We compete with a number of cruise lines; however, our principal competitors are Carnival Corporation & plc, which owns, among others, Aida Cruises, Carnival Cruise Lines, Costa Cruises, Cunard Line, Holland America Line, Iberocruceros, P&O Cruises and Princess Cruises; Disney Cruise Line; MSC Cruises; Norwegian Cruise Line and Oceania Cruises. Cruise lines compete with other vacation alternatives such as land-based resort hotels and sightseeing destinations for consumers’ leisure time. Demand for such activities is influenced by political and general economic conditions. Companies within the vacation market are dependent on consumer discretionary spending.

Our ships operate worldwide and have itineraries that call on destinations in Alaska, Asia, Australia, the Bahamas, Bermuda, California, Canada, the Caribbean, Europe, the Galapagos Islands, Hawaii, Mexico, the Middle East, New England, New Zealand, the Panama Canal and South America.

In an effort to penetrate untapped markets and diversify our customer base, we continue to seek opportunities to redeploy ships in our Royal Caribbean International, Celebrity Cruises and Azamara Club Cruises brands to new markets and itineraries throughout the world. The portability of our ships and our investment in infrastructure allows us to expand into new markets and helps us reduce our dependency on any one market by allowing us to create “home ports” around the world. In addition, it allows us to readily redeploy our ships to meet demand within our existing cruise markets.

The current economic environment has significantly deteriorated consumer confidence and discretionary spending. While there has been a decrease in the demand for cruises and a resulting drop in cruise prices, cruising has proven to be resilient as it offers consumers a good value when compared to other vacation alternatives. However, the projected increase in capacity within the cruise industry from new cruise ships currently on order could produce additional pricing pressures within the industry. See Item 1A. Risk Factors.

Operating Strategies

Our principal operating strategies are to:

•	manage the efficiency of our operating expenditures and ensure adequate cash and liquidity,

•	increase the awareness and market penetration of our brands throughout the world,

•	expand our fleet with the new state-of-the-art cruise ships currently on order,

•	expand into those new markets and itineraries that provide opportunities to optimize returns,

•	continue to expand and diversify our passenger mix,

•	protect the health, safety and security of our passengers and employees and protect the environment in which our vessels and organization operate,

•	utilize sophisticated revenue management capabilities to optimize total revenue,

•	further improve our technological capabilities, and

•	maintain strong relationships with travel agencies, the principal industry distribution channel, while offering direct access for consumers.

Manage operating expenditures and ensure adequate cash and liquidity

We are focused on maximizing the efficiency of our operating expenditures and ensuring adequate cash and liquidity. We are continually committed to improving our cost focus and have implemented new cost-containment initiatives. To ensure adequate liquidity, we discontinued our quarterly dividend commencing in the fourth quarter of 2008 and have tactically managed our capital expenditures. We believe these strategies will enhance our ability to fund our capital spending obligations and improve our balance sheet.

Brand Awareness and Market Penetration

We continue to increase the recognition and market penetration of our brands among consumers throughout the world. Royal Caribbean International and Celebrity Cruises are established global brands in the contemporary and premium segments of the vacation industry. Pullmantur is a widely recognized brand in the Spanish, Portuguese and Latin American contemporary cruise markets. Azamara Club Cruises is designed to serve the up-market cruise segment. CDF Croisières de France is targeted to serve the contemporary segment of the French cruise market.

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

We increase brand awareness and market penetration of our Celebrity Cruises brand through consumer and trade campaigns designed to broaden the recognition of its high quality cruise vacations and drive loyalty and brand preference by emphasizing the personalized service and attention its guests receive. Celebrity Cruises’ communications target cruisers who seek upscale experiences and appreciate a high staff-to-passenger ratio, spacious accommodations, fine dining and spa services. In the beginning of 2010, Celebrity Cruises launched a new brand platform, “Designed for You” that frames how Celebrity Cruises understands what discerning cruisers look for in a cruise experience and delivers it.

We increase brand awareness and market penetration of our Pullmantur brand primarily through advertising campaigns targeted to Spanish and Portuguese-speaking guests in both Spain and Latin America. All customer-facing crewmembers speak Spanish and on certain itineraries Portuguese, and onboard activities, services, shore excursions and menu offerings are designed to suit the preferences of this target market.

We increase awareness and market penetration for Azamara Club Cruises with several marketing campaigns and through other channels. Azamara Club Cruises’ marketing mix includes extensive online marketing, print advertising in key travel magazines, trade advertising, as well as extensive collaboration with up-market travel agents in such areas as training and road shows. We have developed relationships with key boutique agencies and luxury consortiums and work in collaboration with international offices and international representatives. We also have developed a new website and provide internet activities to support the travel trade and customers.

We continue to increase the awareness and market penetration of our CDF Croisières de France brand through trade education, public relations and direct communications, designed to target the contemporary segment of the French cruise market. CDF Croisières de France’s communications emphasizes that its cruise product is tailored specifically to French-speaking guests. All customer-facing crewmembers speak French, and the onboard activities and menu offerings are designed to suit their target guests’ preferences.

In addition, we also increase brand awareness through travel agencies who generate the majority of our bookings. We are committed to further developing and strengthening this very important distribution channel by facilitating their focus on the unique qualities of each of our brands.

Fleet Development and Maintenance

We currently have signed agreements with two shipyards providing for the construction of four new state-of-the-art cruise ships scheduled to enter service between the second quarter of 2010 and the fourth quarter of 2012. These additions are expected to result in an increase in our passenger capacity of approximately 13,950 berths by December 31, 2012, or approximately 16.6% as compared to our capacity as of December 31, 2009. It is possible that some of our older ships may be sold or retired during this time period, thus reducing the size of our fleet. As market conditions warrant, we could also order new ships or purchase existing ships, thereby further increasing our fleet size.

The acquisition of our remaining state-of-the-art ships on order in the Solstice and Oasis class, along with our maintenance programs on our existing fleet will provide us with the flexibility to deploy our ships among our brand portfolio and expand into growing international markets. Our Solstice and Oasis class ships incorporate new innovations and allow us to capture cost savings through their scale and fuel efficiencies. The design of these ships allows for a greater percentage of staterooms with verandas and outside staterooms which provide for premium pricing.

In addition to our fleet development, we place a strong focus on product innovation to drive new demand for our products and stimulate repeat business from our guests. Innovation of our products is achieved by introducing new concepts on our new ships and continuously making improvements to our existing fleet in a cost effective manner. In order to offer guests a wider range of activities and amenities and to ensure consistency across our fleets, we have revitalized some of our older ships to update and refresh their interiors and to incorporate signature brand elements. Renovations have included the addition of new balconies, dining and entertainment options, as well as refurbishments to staterooms and public areas.

Royal Caribbean International. Founded in 1968, Royal Caribbean International was the first cruise line to design ships for warm water year round cruises. Since then Royal Caribbean International has launched several classes of ships, each building upon the innovation of the previous class. Several of these innovations and recreational activities such as the “Royal Promenade” (a boulevard with shopping, dining and entertainment venues), ice and in-line skating rinks, rock climbing walls, miniature golf, full court basketball, enhanced staterooms and expanded dining venues have become signature elements of the brand.

More recently, Royal Caribbean International took delivery of the 3,600-berth Freedom of the Seas, the first of three Freedom-class ships in 2006. The Freedom-class ships have some of the largest staterooms and balconies in the industry, flat screen televisions, cell phone services and other amenities. The launch of the Freedom-class ships also introduced several new experiences to cruising, including a surf simulator and an interactive water park called the H2O ZoneTM. Royal Caribbean International took delivery of a second Freedom-class ship, Liberty of the Seas, in April 2007 and the third Freedom-class ship, Independence of the Seas, in April 2008.

Building upon the innovations of the Freedom-class ships, Royal Caribbean International took delivery of the first Oasis-class ship, Oasis of the Seas in October 2009. The second Oasis-class ship, Allure of the Seas, is expected to enter service in the fourth quarter of 2010. This new class of ships has approximately 5,400 berths. Each ship spans 16 decks and 2,700 staterooms. These ships also allow for a greater percentage of staterooms with verandas and outside staterooms which provide for premium pricing. The new Oasis-class ships have introduced several new experiences to cruising including the new neighborhood concept. The neighborhood concept consists of seven distinct themed areas which include Central Park, a park open to the sky and Boardwalk, an outdoor family-friendly area featuring a handcrafted carousel and an amphitheater at sea known as AquaTheater. Additional new features include an elevating bar, a zip line ride that races diagonally nine-decks above an open-air atrium, a sloped-beach entry pool and a wide variety of specialty restaurants and dining options. The Oasis-class ships also offer new categories in onboard accommodations including bi-level, urban-style two bedroom/two bathroom suites and balcony staterooms facing some of the distinct neighborhoods.

Celebrity Cruises. Celebrity Cruises was founded in 1990 and has introduced several classes of ships each building on the brand’s primary strengths. The progression and innovation of these ships have elevated Celebrity Cruises’ position in the premium segment of the marketplace. Some of the brand’s signature elements include gourmet dining, spacious staterooms and suites with verandas, spa facilities, piano, champagne and martini bars and lounges. Celebrity Cruises improves its existing fleet to keep them current with the newest innovations. Most recently, Celebrity Millennium underwent a renovation of its onboard amenities and public areas in 2009.

With a strong focus on product innovation, Celebrity Cruises ordered a total of five Solstice-class ships, two of which have been delivered. The Solstice-class ships are a new wide-body construction class of ships with approximately 2,850 berths. This new wide-body construction design provides for many intimate areas onboard the ship. The Solstice-class ships incorporate many new and improved design features including the industry’s first ever “Lawn Club”. The Lawn Club is over a half acre venue featuring live grass for guest enjoyment. Celebrity Cruises also introduced the “Hot Glass Show,” a fully functional glass blowing studio which operates at the Lawn Club. The Solstice-class ships are also equipped with solar foils and solar panels, another industry first. Approximately 90% of the ships’ staterooms are outside and approximately 85% of the staterooms have verandas. Celebrity Solstice and Celebrity Equinox, the first and second of the five Solstice-class ships were delivered in 2008 and 2009, respectively. The remaining three ships, Celebrity Eclipse, Celebrity Silhouette and a still unnamed ship, are expected to enter service in the second quarter of 2010, third quarter of 2011 and fourth quarter of 2012, respectively.

Pullmantur. Pullmantur was founded in 1971. We acquired Pullmantur in November 2006 and it currently operates five ships which range in size from approximately 1,000 to 2,300 berths for a total of 7,650 berths.

In May 2007, Zenith was redeployed from Celebrity Cruises to Pullmantur. Before redeployment to Pullmantur, Zenith underwent renovations to incorporate Pullmantur’s signature elements, while adding approximately 38 new verandas and 25 staterooms. Empress of the Seas and Sovereign of the Seas were redeployed from Royal Caribbean International to Pullmantur in March 2008 and November 2008, respectively. Before redeployment to Pullmantur, each ship underwent renovations to incorporate Pullmantur’s signature elements which include Spanish signage, logos and expanded disco areas. Upon the return of Island Star in April 2009 from Island Cruises, the ship was redeployed to Pullmantur and has been sailing under the name Pacific Dream since May 2009. Before redeployment to Pullmantur, the ship underwent renovations to incorporate the signature elements. This ship is dedicated to the Latin American market in support of Pullmantur’s Latin American expansion.

Azamara Club Cruises. In May 2007, Blue Dream was redeployed from Pullmantur to Azamara Club Cruises, and is sailing under the name Azamara Journey. In September 2007, Blue Moon was also redeployed from Pullmantur to Azamara Club Cruises and is sailing under the name Azamara Quest. Before redeployment to the Azamara Club Cruises brand, each ship underwent renovations including the upgrade of guest suites and staterooms, and adding two new specialty restaurants.

CDF Croisières de France. In April 2008, Holiday Dream was redeployed from Pullmantur to CDF Croisières de France and sails as its first ship under the name Bleu de France. Before redeployment to CDF Croisières de France, Holiday Dream underwent renovations, including the addition of a French bistro and a spa with a sea water center, to customize the ship for French guests.

New Markets and Itineraries

Our ships operate worldwide with a selection of itineraries that call on approximately 400 ports. New ships, including both newly constructed ships and those we acquire, allow us to expand into new markets and itineraries. Our brands have expanded their mix of itineraries, while strengthening our ability to penetrate the Asian, Caribbean, European, and Latin American markets further.

In 2009, we continued to focus on the acceleration of Royal Caribbean International’s and Celebrity Cruise’s strategic positioning as global cruise brands while expanding Pullmantur. An unprecedented 22 of our ships sailed in Europe and Royal Caribbean International had the most European capacity of any non-European brand as it increased its capacity to eight ships. In late 2009, Royal Caribbean International returned to Asia and commenced year round deployment through 2010. In addition, Royal Caribbean International returned to Israel in 2009, having last visited Israel in 2000. During 2009, Royal Caribbean International also expanded into new North American markets by operating Mexico cruises from San Diego and Los Angeles, California and offering seasonal Caribbean itineraries from the Dominican Republic. Royal Caribbean International debuted Oasis of the Seas in the Eastern Caribbean in December 2009. Also starting in December 2009, Royal Caribbean International increased its capacity in Brazil.

Royal Caribbean International continues its international expansion in 2010 by adding sailings from Dubai, which started in January 2010. In North America, Royal Caribbean International will now offer year-round cruising from Baltimore starting in June 2010. In late 2010, Allure of the Seas will make its debut from Fort Lauderdale joining Oasis of the Seas with both ships offering alternating Eastern & Western Caribbean voyages allowing guests to enjoy the opportunity to book back-to-back cruises.

Celebrity Cruises also increased its capacity in Europe in 2009. With five ships, the brand had its greatest presence ever in Europe. The 2009 season also marked the debut of Celebrity Equinox with Holy Land sailings from Rome, which was a first for the brand. Starting in the fall of 2009, Celebrity Cruises also expanded into new North American markets operating Caribbean cruises from Baltimore, Maryland and Charleston, South Carolina.

The Solstice-class expansion has allowed the brand to expand into new markets and to broaden its mix of itineraries for 2010. Celebrity Eclipse will be the third vessel of the class, will debut in the second quarter of 2010, and will be deployed in Southampton. This will mark the first time in the brand’s history that it will have a dedicated product in the UK market. Celebrity Cruises will also return to offering year-round cruising in the Caribbean with Celebrity Solstice and will offer cruises to Bermuda and Canada.

Azamara Club Cruises will continue to offer sailings in Western & Northern Europe, Asia, the Mediterranean, the Panama Canal and the less-traveled islands of the Caribbean. Also, Pullmantur and CDF Croisières de France will continue to offer European itineraries on all ships.

In an effort to secure desirable berthing facilities for our ships, and to provide new or enhanced cruise destinations for our guests, we actively assist or invest in the development or enhancement of certain port facilities and infrastructure, including mixed-use commercial properties, located in strategic ports of call. Generally, we collaborate with local, private or governmental entities by providing management and/or financial assistance and often enter into long-term port usage arrangements. In exchange for our involvement, we generally secure preferential berthing rights for our ships. During 2009, an extensive renovation of the Labadee pier and port facility in Haiti was completed which emerged undamaged from the January 2010 earthquake. The renovations allow the Royal Caribbean International’s Freedom and Oasis-class ships to dock at the newly constructed pier without the need for tendering. The renovation also included an overhaul of the facilities and dining venues and a complete revamp of Labadee’s shoreside areas, including the construction of new bars, the replenishment of beach erosion, the construction of a roller coaster and two new meeting areas which offer shopping, shows and cultural activities. We are also currently assisting in the development of a new pier and port facilities at the Port of Falmouth, Jamaica. This will allow for the simultaneous berthing of one Oasis and one Freedom-class ship along with the addition of several new port and shoreside facilities.

International Passengers

Passenger ticket revenues generated by sales originating in countries outside of the United States were approximately 46%, 40%, and 37% of total passenger ticket revenues in 2009, 2008 and 2007, respectively. International passengers have grown from approximately 573,000 in 2005 to approximately 1.5 million in 2009.

We sell and market our global brands, Royal Caribbean International, Celebrity Cruises and Azamara Club Cruises, to passengers outside of North America through our offices in the United Kingdom, Germany, Norway, Italy, Spain, Singapore, China, Brazil, and Australia. We believe that having a local presence in these markets provides us with the ability to react faster to local market conditions as well as providing us with the ability to better understand our customer base in each respective market. We further extend our reach with a network of 47 independent international representatives located throughout the world. Historically, our focus has been to primarily source passengers for our global brands from North America. Over the last several years, we have and continue to expand our focus to sell and market our cruise brands to countries outside of North America through fleet innovation and by responding to the cultural characteristics of our global passengers.

We continue to look for opportunities of acquiring or developing brands custom-tailored to specific markets. TUI Cruises, our joint venture with TUI AG, a European tourism and shipping company, is a new cruise brand targeted at the cruise market in Germany. TUI Cruises complements two of our existing brands custom-tailored to specific markets, Pullmantur, which is targeted at passengers primarily in Spain, Portugal and Latin America and CDF Croisières de France, which is targeted at passengers primarily in France.

Health, Safety, Security and Environmental Policies

We are committed to protecting the health, safety and security of our passengers, employees and others working on our behalf. We are also committed to protecting the marine environment in which our vessels sail and the communities in which we operate by minimizing adverse environmental consequences and using resources efficiently. Our rapid and corporate wide approach to contagious disease challenges, such as those associated with the H1N1 virus, allow us to minimize the impact of any outbreaks on our ships and effectively use our medical and public health expertise to meet the health care needs of our guests and crew. We established a unified department to oversee global security, maritime safety, medical and public health areas, and environmental stewardship. The organization is comprised of technical experts in each area focused on improving our systems for prevention and response.

Revenue Management

We believe we have some of the most advanced revenue management capabilities in the industry, which enables us to make more advantageous decisions about pricing, inventory management and marketing actions even during periods of volatility and contracted booking windows. We are continuously working to improve our systems and tools through increased forecasting capabilities, ongoing improvements to our understanding of price/demand relationships, and greater automation of the decision processes. We also continue our strategy of adapting to our ever changing guest mix by developing new onboard products in an effort to maximize onboard revenue from our existing customers. We believe these revenue management capabilities allow us to make more advantageous decisions to enhance revenue, especially during these uncertain economic times.

Technological Capabilities

Innovation in information technology continues to be an integral part of our business strategy. In 2008 and 2009, we introduced the Solstice-class and Oasis-class ships by delivering three state of the art ships from these classes, Celebrity Solstice, Celebrity Equinox and Oasis of the Seas. Each of these ships leverages a fully converged network that joins telephone, television and internet, helping to drive revenue and guest satisfaction. Oasis of the Seas is a first in class ship, delivering high definition television in each stateroom as well as phone service to our guests over a single converged data network. The ship boasts a pervasive bow to stern wireless network used to run our crew phones, internet access from anywhere and nine different operational systems, including wireless point-of-sale, show ticketing, and electronic mustering hand-helds. Technology innovation is present everywhere on the ship with enhanced digital signage systems with intuitive location and directions capabilities, real-time restaurant availability displays to help our guests decide among a multitude of dining options, and a state-of-the art child tracking system that can locate a child anywhere onboard.

In addition to improving the shipboard experience, we also leverage technology to enhance our guests’ ability to plan their vacation before coming onboard. This includes booking show tickets and signing up for electronic waivers on Oasis of the Seas, receiving guest bag tags and enhanced electronic documents, and booking spa & beverage packages in advance. We also deployed major system enhancements to support innovative new programs, including Choice Air, “My Time Dining” and “Celebrity Select Dining”.

Travel Agency Support and Direct Business

Travel agencies generate the majority of bookings for our ships. We are committed to further developing and strengthening this very important distribution channel. Our sales teams focus on the unique qualities of each brand and provide support to the travel agency community. The trade support & service department, with branded call center operations, further supports the travel agency community in delivering the cruise vacation experience. Cruisingpower.com continues to be an industry-leading website exclusive to the travel agency community. Over the past two years, the website launched a number of new online tools designed to increase travel agent productivity with the focus on consistently increasing travel agent adoption of these tools. This includes VIP CruisePass, a desktop alert designed to give travel agents alerts to special offers, weather updates, itinerary changes and latest news. EMarketing provides travel agents with a personalized link that directs customers to a video magazine or cruise planner interactive experience. EConnect is an online quoting tool that enables travel agents to send quotes to their customers with real-time pricing and web-based functionality. My Marketing Center provides travel agents with easy-to-use and customizable marketing materials for distribution to their customer base. In addition, Royal Caribbean International continues to enhance its online training certification program, “University of Wow,” where travel agents can now achieve up to an expert-plus graduate level certification as well as access ‘extra credit’ modules to build their knowledge. Celebrity Cruises continues to promote “Five Star Academy,” an online travel agent partner learning suite featuring five sequential modules. The modules cover from brand basics to accommodations, amenities, and destinations.

We completed several key enhancements to simplify the online booking process via our new CruiseMatch trade booking tool based on feedback from our travel agent partners, which now includes Azamara Club Cruises and Pullmantur. The second phase of this investment was launched in 2009 to offer additional functionality such as enabling travel agents to make bookings in an existing group block, as well as provide group insurance.

In 2008, we launched a program directed to help the broad travel agent community overcome the poor economic environment. The program, Agent Support Action Plan (ASAP), included a one percent commission supplement on any cruise bookings made between January 1 and February 28, 2009 for sailings from January 2009 through March 2010, increased co-op funding for qualifying agencies undertaking significant marketing plans, relaxed requirements to qualify for tour conductor credits to help agents earn more money while encouraging group bookings, and an individual agent booking incentive through which agents can earn a complimentary cruise. In 2009, we extended our support of the travel agent community with ASAP Plus which allows agencies to maintain their 2009 commission tier levels for 2010 regardless of their 2009 revenue levels subject to certain conditions.

We have customer service representatives that are trained to assist travel agents in providing a higher level of service, and Insight, the first service tool of its kind in the industry, assists agencies with productivity and enhances customer service. We currently operate reservation call centers to support our travel agent community in the United States, Canada, France, Spain and the United Kingdom which allow us to provide flexible and extended hours of operations.

We have certified vacation planners in our call centers in Miramar, Florida, Wichita, Kansas and Addlestone, England offering cruise planning expertise and personal attention for direct bookings. Direct booking channels for Royal Caribbean International, Celebrity Cruises and Azamara Club Cruises are available through our internet sites at www.royalcaribbean.com, www.celebrity.com and www.azamaraclubcruises.com. Guests can also book their cruise vacations onboard our ships. We continue to experience an increase in the use of our internet sites and other direct booking channels as a source of our overall bookings.

Guest Services

We offer to handle virtually all travel aspects related to guest reservations and transportation, including arranging guest pre- and post-hotel stay arrangements and air transportation. We offer our guests the ability to check-in online in order to alleviate boarding time during embarkation. Our air/sea program offers guests the choice of our standard air or custom air programs. Our standard air program allows our guests to benefit from comprehensive relationships that we maintain with many major airlines ranging from fare negotiation and space handling to baggage transfer. Our custom air program enables guests to customize their flight arrangements, including selection of airline, specific flights and class of service. We have made enhancements to our Choice Air program which now allows guests to obtain flight and seat information upon booking.

The Royal Caribbean International passenger loyalty program, Crown & Anchor Society, has over five million members worldwide and includes benefits such as a secured dedicated section in the www.royalcaribbean.com internet site with special cruise offers and onboard amenities. The Celebrity Cruises’ passenger loyalty program, Captain’s Club has over one million members. Captain’s Club members enjoy exclusive members-only onboard programs and amenities, and are provided with a secured area on the Celebrity Cruises website, which communicates select products. Azamara Club Cruises will launch a new passenger loyalty program, Le Club Voyage, in April 2010.

Operations

Cruise Ships and Itineraries

As of December 31, 2009, we operate 38 ships under five cruise brands, with a selection of worldwide itineraries ranging from two to 17 nights that call on approximately 400 destinations. Celebrity Eclipse and Allure of the Seas are expected to enter revenue service in the second and fourth quarters of 2010, respectively. The following table represents summary information concerning our ships and their areas of operation based on 2010 itineraries (subject to change). It does not include Pullmantur’s Atlantic Star which is currently not in operation and which we plan to sell:

Ship	Year Ship Entered or Will Enter Service[1]	Approximate Berths	Primary Areas of Operation
Royal Caribbean International
Allure of the Seas	2010	5,400	Eastern/Western Caribbean
Oasis of the Seas	2009	5,400	Eastern/Western Caribbean
Independence of the Seas	2008	3,600	Europe, Eastern/Western Caribbean
Liberty of the Seas	2007	3,600	Eastern/Western Caribbean
Freedom of the Seas	2006	3,600	Eastern/Western Caribbean
Jewel of the Seas	2004	2,100	Caribbean, Canada/New England, Europe
Mariner of the Seas	2003	3,100	Mexican Riviera
Serenade of the Seas	2003	2,100	Southern Caribbean
Navigator of the Seas	2002	3,100	Western Caribbean, Europe
Brilliance of the Seas	2002	2,100	Europe, Middle East
Adventure of the Seas	2001	3,100	Southern Caribbean, Europe
Radiance of the Seas	2001	2,100	Mexican Riviera, Alaska, Western Caribbean
Explorer of the Seas	2000	3,100	Eastern/Southern Caribbean, Bermuda, Canada/New England
Voyager of the Seas	1999	3,100	Western Caribbean, Europe
Vision of the Seas	1998	2,000	Europe, Brazil
Enchantment of the Seas	1997	2,250	Eastern/Western Caribbean, Bermuda, Canada/New England
Rhapsody of the Seas	1997	2,000	Australia/NZ, Alaska, Hawaii
Grandeur of the Seas	1996	1,950	Eastern/Western/Southern Caribbean
Splendour of the Seas	1996	1,800	Europe, Brazil
Legend of the Seas	1995	1,800	Asia
Majesty of the Seas	1992	2,350	Bahamas
Monarch of the Seas	1991	2,350	Bahamas

Celebrity Cruises
Celebrity Eclipse	2010	2,850	Europe, Caribbean
Celebrity Equinox	2009	2,850	Europe, Caribbean
Celebrity Solstice	2008	2,850	Eastern Caribbean
Celebrity Constellation	2002	2,050	Caribbean, Europe, Panama Canal
Celebrity Summit	2001	2,050	Southern Caribbean, Bermuda, Canada/New England
Celebrity Infinity	2001	2,050	Alaska, Panama Canal, South America
Celebrity Millennium	2000	2,050	Southern Caribbean, Panama Canal, Alaska
Celebrity Mercury	1997	1,850	Alaska, Panama Canal, Bahamas, Eastern Caribbean
Celebrity Century	1995	1,800	Western Caribbean, Bahamas, Europe
Celebrity Xpedition[2]	2004	100	Galapagos Islands

Pullmantur
Ocean Dream[3]	2008	1,000	Southern Caribbean
Zenith[4]	1992	1,400	Mediterranean, Brazil
Empress[5]	1990	1,600	Eastern Mediterranean, Brazil, Baltic
Sovereign[5]	1988	2,300	Western Mediterranean, Brazil
Pacific Dream[6]	1990	1,350	Mexican Pacific, Northern Caribbean

Azamara Club Cruises
Azamara Journey[7]	2004	700	Europe, Caribbean, Panama Canal
Azamara Quest[8]	2006	700	Europe, Asia

CDF Croisières de France
Bleu de France[9]	2005	750	Mediterranean, Caribbean

Total		92,300

[1]

The year a ship entered or will enter service refers to the year in which the ship commenced cruise revenue operations for the Company, which is the same as the year the ship was built, unless otherwise noted.

[2]	Celebrity Xpedition was built in 2001.
[3]	Ocean Dream was built in 1981.
[4]	Zenith was revitalized in 2007 and redeployed to Pullmantur in May 2007.
[5]	Empress (formerly Empress of the Seas) and Sovereign (formerly Sovereign of the Seas) were redeployed from Royal Caribbean International to Pullmantur in March 2008 and November 2008, respectively.
[6]

We took delivery of Celebrity Cruises’ Horizon as part of the termination of the charter to Island Cruises. The ship was redeployed to Pullmantur and has been sailing under the name Pacific Dream since May 2009. The ship was built in 1990.

[7]	Azamara Journey (formerly Blue Dream) was built in 2000 and was redeployed from Pullmantur to Azamara Club Cruises in May 2007.
[8]	Azamara Quest (formerly Blue Moon) was built in 2000 and was redeployed from Pullmantur to Azamara Club Cruises in September 2007.
[9]	Bleu de France (formerly Holiday Dream) was built in 1981 and was redeployed from Pullmantur to CDF Croisières de France in April 2008.

We have one Oasis-class ship on order for Royal Caribbean International. This ship is being built in Finland by STX Finland Cruise Oy (formerly Aker Yards Oy). We have three Solstice-class ships on order for Celebrity Cruises. These ships are being built in Germany by Meyer Werft GmbH. The expected dates these ships will enter service and their planned number of berths are as follows:

Ship	Expected to Enter Service	Approximate Berths
Royal Caribbean International:
Oasis-class:
Allure of the Seas	4th Quarter 2010	5,400
Celebrity Cruises:
Solstice-class:
Celebrity Eclipse	2nd Quarter 2010	2,850
Celebrity Silhouette	3rd Quarter 2011	2,850
Unnamed	4th Quarter 2012	2,850

	Total Berths	13,950

Seasonality

Our revenues are seasonal based on the demand for cruises. Demand is strongest for cruises during the Northern Hemisphere’s summer months and holidays.

Passengers and Capacity

Selected statistical information is shown in the following table (see Terminology and Non-GAAP Financial Measures under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, for definitions). (Amounts include Pullmantur effective January 1, 2007):

	Year Ended December 31,
	2009	2008	2007	2006	2005
Passengers Carried	3,970,278	4,017,554	3,905,384	3,600,807	3,476,287
Passenger Cruise Days	28,503,046	27,657,578	26,594,515	23,849,606	23,178,560
Available Passenger Cruise Days (APCD)	27,821,224	26,463,637	25,155,768	22,392,478	21,733,724
Occupancy	102.5%	104.5%	105.7%	106.5%	106.6%

Cruise Pricing

Our cruise ticket prices include accommodations and a wide variety of activities and amenities, including meals and entertainment. Prices vary depending on the destination, cruise length, stateroom category selected and the time of year the cruise takes place. Although we grant credit terms to certain travel agencies and tour operators outside of the United States, our payment terms generally require an upfront deposit to confirm a reservation with the balance due prior to the sailing. During the selling period of a cruise, we continually monitor and adjust our cruise ticket prices for available passenger staterooms based on demand, with the objective of maximizing net yields. Historically, we have opened cruises for sale at least one year in advance and often as much as two years in advance. Additionally, we offer air transportation as a service for guests that elect to utilize our transportation program. Our air transportation program is available from major cities in the United States and Canada, and from select cities in Europe, mainly in the United Kingdom. Prices vary by gateway and destination. Generally, air tickets are sold to guests at prices close to cost. Passenger ticket revenues accounted for 71.4%, 72.4% and 72.0% of total revenues in 2009, 2008 and 2007, respectively.

Onboard Activities and Other Revenues

Our cruise brands offer modern fleets with a wide array of onboard services, amenities and activities, including swimming pools, sun decks, lawn decks, spa facilities (which include massage and exercise facilities), beauty salons, bungee jumping trampolines, boxing rings, gaming facilities, lounges, bars, a wide variety of dining options and venues, Las Vegas-style entertainment, hot glass shows, retail shopping, libraries, dedicated recreational areas for youth of all ages, cinemas, conference centers, internet cafes and shore excursions at each port of call. While many onboard activities are included in the base price of a cruise, we realize additional revenues from, among other things, gaming, the sale of alcoholic and other beverages, gift shop items, shore excursions, photography, spa/salon and fitness services and art auctions. In addition, we offer a wide variety of specialty restaurants and dining options. A new flexible dining option, “My Time Dining” and “Celebrity Select Dining”, allows guests for Royal Caribbean International and Celebrity Cruises respectively, to choose when they dine in the main dining room onboard, on a day-by-day basis, which includes the industry’s first pre-cruise day-by-day flexible dining reservation system. Royal Caribbean International, Celebrity Cruises and Azamara Club Cruises offer enhanced functionality on their respective internet sites for selecting shore excursions, specialty dining and amenities prior to embarkation. Royal Caribbean International and Celebrity Cruises also offer a catalogue gift service, which is now offered via the internet to provide travel agents and others the opportunity to purchase gifts for guests.

In conjunction with our cruise vacations, we offer pre- and post-cruise hotel packages to our Royal Caribbean International, Celebrity Cruises and Azamara Club Cruises guests. We also offer escorted, premium land-tour vacation packages in Alaska, Asia, Australia, the Canadian Rockies, Europe, New Zealand and Latin America. These escorted, premium land-tour vacations are offered exclusively in conjunction with our cruises marketed to our Royal Caribbean International, Celebrity Cruises and Azamara Club Cruises guests through our cruise-tour operations, Royal Celebrity Tours. Pullmantur also offers land-based travel packages to Spanish and European vacation travelers including hotels and flights to Caribbean and Thailand resorts and sells land based tour packages to Europe aimed at Latin American guests. In addition, we sell cruise vacation protection coverage, which provides guests with coverage for trip cancellation, medical protection and baggage protection. Onboard and other revenues accounted for 28.6%, 27.6% and 28.0% of total revenues in 2009, 2008 and 2007, respectively.

Segment Reporting

We operate five cruise brands, Royal Caribbean International, Celebrity Cruises, Pullmantur, Azamara Club Cruises and CDF Croisières de France. The brands have been aggregated as a single reportable segment based on the similarity of their economic characteristics as well as products and services provided. (For financial information see Item 8. Financial Statements and Supplementary Data.)

Employees

As of December 31, 2009, we employed approximately 4,900 full-time and 800 part-time employees worldwide in our shoreside operations. We also employed approximately 54,600 shipboard employees. As of December 31, 2009, approximately 80% of our shipboard employees were covered by collective bargaining agreements. Based on employee survey results, we believe our employees’ satisfaction level with our organization is strong.

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

We do not carry business interruption insurance for our ships based on our evaluation of the risks involved and protective measures already in place, as compared to the cost of insurance. We carry business interruption insurance for certain of our shoreside operations.

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

Trademarks

We own a number of registered trademarks related to the Royal Caribbean International, Celebrity Cruises, Pullmantur and CDF Croisières de France cruise brands. The registered trademarks include the name “Royal Caribbean” and its crown and anchor logo, the name “Celebrity Cruises” and its “X” logo, the names “Pullmantur Cruises” and “Pullmantur” and their logos, the name “CDF Croisières de France” and its logo, and the names of various cruise ships. We have also filed an application to register trademarks related to Azamara Club Cruises, which include the name “Azamara Club Cruises” and its logo. We believe trademarks related to the Royal Caribbean International, Celebrity Cruises and Pullmantur Cruises brands are widely recognized throughout the world and have considerable value. We also believe trademarks related to our new brands, Azamara Club Cruises and CDF Croisières de France, have received recent recognition throughout the world and have significant value.

Regulation

Our ships are regulated by various international, national, state and local laws, regulations and treaties in force in the jurisdictions in which they operate. In addition, our ships are registered in the Bahamas, Malta or in the case of Celebrity Xpedition, Ecuador. Each ship is subject to regulations issued by its country of registry, including regulations issued pursuant to international treaties governing the safety of our ships, guests and crew as well as environmental protection. Each country of registry conducts periodic inspections to verify compliance with these regulations as discussed more fully below. Ships operating out of United States ports are subject to inspection by the United States Coast Guard for compliance with international treaties and by the United States Public Health Service for sanitary conditions. Our ships are also subject to similar inspections pursuant to the laws and regulations of various other countries our ships visit.

We believe that we are in material compliance with all the regulations applicable to our ships and that we have all licenses necessary to conduct our business. Health, safety, security, environmental and financial responsibility issues are, and we believe will continue to be, an area of focus by the relevant government authorities in the United States and internationally. From time to time, various regulatory and legislative changes may be proposed that could impact our operations and would likely subject us to increasing compliance costs in the future.

Safety Regulations

Our ships are required to comply with international safety standards defined in the International Convention for Safety of Life at Sea (“SOLAS”), which among other things, establishes requirements for ship design, structural features, materials, construction, life saving equipment and safe management and operation of ships to ensure guest and crew safety. The SOLAS standards are revised from time to time and the most recent modifications are being phased in through 2010. We do not anticipate that we will be required to make any material expenditures in order to comply with these rules.

Security Regulations

Our ships are subject to various security requirements, including the International Ship and Port Facility Security Code (“ISPS Code”), which is part of SOLAS, and the U.S. Maritime Transportation Security Act of 2002 (“MTSA”), which is the governing regulation for ships that operate in U.S. ports. In order to satisfy these security requirements, we implement security measures, conduct vessel security assessments, and develop security plans. The security plans for all of our ships have been submitted to and approved by the respective countries of registry for our ships in compliance with the ISPS Code and the MTSA.

Environmental Regulations

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

Our ships are subject to the International Maritime Organization’s (“IMO”) regulations under the International Convention for the Prevention of Pollution from Ships (the “MARPOL Regulations”), which includes requirements designed to prevent and minimize pollution by oil, sewage, garbage and air emissions. We have obtained the relevant international compliance certificates relating to oil, sewage and air pollution prevention for all of our ships.

On January 1, 2010, a European Union directive regarding the use of low sulfur fuels for ships became effective. The directive places a 0.1% sulfur content limit on all marine fuels used by such ships while berthed or anchored in European Union ports. Compliance with this directive will require us to use distillate fuels such as marine gas oil, which we do not expect will have a material effect on our fuel and operating costs.

The MARPOL Regulations impose global limitations on the sulfur content of fuel used by ships operating worldwide, which are currently 4.5% and are required to be reduced to 3.5% by January 1, 2012. We do not expect that this required reduction will have a material effect on our fuel and operating costs. These regulations will also require the worldwide limitations on sulfur content of fuel to be reduced to 0.5% by January 1, 2020, subject to a feasibility review to be completed by IMO no later than 2018. If such a reduced limitation is implemented worldwide in 2020, our fuel costs could increase significantly.

The MARPOL Regulations also establish special Emission Control Areas (“ECAs”) with stringent limitations on sulfur and nitrogen oxide emissions in these areas, which currently include the Baltic Sea and the North Sea/English Channel. Ships operating in ECAs will have to reduce their fuel sulfur content from 1.5% to 1.0% beginning on July 1, 2010. Moreover, the United States and Canada have applied to the IMO to designate waters within 200 nautical miles of their east, west and gulf coasts, as well as the Hawaiian Islands, as an ECA, but excluding certain areas within the Caribbean Basin such as the Bahamas. If approved, this ECA would likely come into effect during the summer of 2012. We do not expect the required sulfur content reductions in either the existing ECAs or in the proposed United States and Canadian ECA will have a material effect on our fuel and operating costs. However, ships operating in ECAs will have to reduce their fuel sulfur content further to 0.1% beginning on January 1, 2015. We estimate that the implementation of this change in the existing ECAs and in the proposed U.S. and Canadian ECA could significantly increase our costs after January 1, 2015 based on current capacities, fuel prices, itineraries and technologies.

The cost impacts from implementing progressively lower sulfur content requirements after January 1, 2015 are not reasonably determinable given the length of time until such possible implementation and the applicability of many possible mitigating factors, such as changes in the future supply and demand for fuel, the development of emissions abatement technologies, including new engine designs or exhaust gas treatment systems, and new fuel conservation initiatives.

We are required to obtain certificates from the United States Coast Guard relating to our ability to satisfy liability in cases of water pollution. Pursuant to United States Coast Guard regulations, we arrange through our insurers for the provision of guarantees aggregating $347.2 million as a condition to obtaining the required certificates.

Labor Regulations

The International Labour Organization, an agency of the United Nations that develops worldwide employment standards, has adopted a new Consolidated Maritime Labour Convention (the “Convention”). The Convention reflects standards and conditions to govern all aspects of crew management for all ships in international commerce, including additional requirements relating to the health, safety and status of crewmembers not previously in effect. The Convention could be ratified as early as 2010, in which case it would enter into force in 2011 or early 2012. If ratified, the enacting countries will be required to enact legislation to implement the standards outlined in the Convention. If implemented, our crew costs would likely increase by an indeterminable amount.

Consumer Regulations

We are required to obtain certificates from the United States Federal Maritime Commission relating to our ability to satisfy liability in cases of non-performance of obligations to guests, as well as casualty and personal injury. Pursuant to the United States Federal Maritime Commission regulations, we arrange through our insurers for the provision of guarantees aggregating $30.0 million for our ship-operating companies as a condition to obtaining the required certificates. The United States Federal Maritime Commission has recently issued an inquiry to solicit information concerning the benefits and burdens of the financial responsibility regulations which could result in enactment of revisions to the regulations that could significantly increase the amount of our bonds and accordingly increase our costs of compliance.

We are also required by the United Kingdom and other jurisdictions to establish our financial responsibility for any liability resulting from the non-performance of our obligations to guests from these jurisdictions. In the United Kingdom, we are currently required by the Association of British Travel Agents to provide performance bonds totaling approximately £23.8 million. We are also required to pay to the United Kingdom Civil Aviation Authority a non-refundable levy of £2.50 per guest where we arrange a flight as part of the cruise vacation.

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

Application of Section 883 of the Internal Revenue Code

We and our subsidiary, Celebrity Cruises Inc., the operator of Celebrity Cruises and Azamara Club Cruises, are foreign corporations engaged in a trade or business in the United States, and our ship-owning subsidiaries are foreign corporations that, in many cases, depending upon the itineraries of their ships, receive income from sources within the United States. Under Section 883 of the Internal Revenue Code, certain foreign corporations are not subject to United States federal income or branch profits tax on United States source income derived from or incidental to the international operation of a ship or ships, including income from the leasing of such ships.

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

We believe that most of our income and the income of our ship-owning subsidiaries is derived from or incidental to the international operation of a ship or ships and, therefore, is exempt from taxation under Section 883. In 2005, final regulations became effective under Section 883, which, among other things, narrowed somewhat the scope of activities that are considered by the Internal Revenue Service to be incidental to the international operation of ships. The activities listed in the regulations as not being incidental to the international operation of ships include income from the sale of air and land transportation, shore excursions and pre- and post-cruise tours. To the extent the income from these activities is earned from sources within the United States, that income will be subject to United States taxation; but the determination of the precise amount of such United States source income involves some uncertainties.

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

Executive Officers of the Company

Our executive officers are:

Name	Age	Position
Richard D. Fain	62	Chairman, Chief Executive Officer and Director
Adam M. Goldstein	50	President and Chief Executive Officer, Royal Caribbean International
Daniel J.Hanrahan	52	President and Chief Executive Officer, Celebrity Cruises
Gonzalo Chico Barbier	49	President and Chief Executive Officer, Pullmantur
Lawrence Pimentel	58	President and Chief Executive Officer, Azamara Club Cruises
Brian J. Rice	51	Executive Vice President and Chief Financial Officer
Harri U. Kulovaara	57	Executive Vice President, Maritime

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

Daniel J. Hanrahan has served as President of Celebrity Cruises since February 2005 and as its President and Chief Executive Officer since September 2007. Mr. Hanrahan served as President and Chief Executive Officer of Azamara Cruises until July 2009. From 1999 until February 2005, Mr. Hanrahan served in a variety of positions with the Royal Caribbean International brand, including Senior Vice President, Sales and Marketing.

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

Lawrence Pimentel has served as President and Chief Executive Officer of Azamara Club Cruises since July 2009. From 2001 until January 2009, Mr. Pimentel was President, Chief Executive Officer, Director and co-owner of SeaDream Yacht Club, a privately held luxury cruise line located in Miami, Florida with two yacht-style ships that sailed primarily in the Caribbean and Mediterranean. From April 1991 to February 2001, Mr. Pimentel was President and Chief Executive Officer of Carnival Corp.’s Seabourn Cruise Line and from May 1998 to February 2001, he was President and Chief Executive Officer of Carnival Corp.’s Cunard Line.

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

The adverse impact of the current worldwide economic environment on the demand for cruises could adversely impact our operating results, cash flows and financial condition.

The demand for cruises is affected by international, national and local economic and business conditions. The current worldwide economic environment, including high unemployment rates, the volatility in the price of fuel and declines in the securities, real estate and other markets, has had an adverse effect on vacationers’ discretionary income and consumer confidence. This, in turn, has resulted in cruise booking slowdowns, decreased cruise prices and lower onboard revenues for us and for the others in the cruise industry. While we have recently begun to discern improvements in the current economic environment, we cannot predict the extent or strength of these improvements. If the current environment worsens, we could experience a prolonged period of booking slowdowns, depressed cruise prices and reduced onboard revenues. This could adversely impact our operating results, cash flows and financial condition including the impairment of the value of our ships, goodwill and other intangible assets.

We may not be able to obtain sufficient financing or capital for our needs or may not be able to do so on terms that are acceptable or consistent with our expectations.

To fund our capital expenditures and scheduled debt payments, we have historically relied on a combination of cash flows provided by operations, drawdowns under available credit facilities, the incurrence of additional indebtedness and the sale of equity or debt securities in private or public securities markets. The decrease in consumer cruise spending as a result of the current economic environment is adversely impacting our cash flows from operations. The disruption of the credit markets in 2008 and 2009 resulted in a lack of liquidity worldwide. A recurrence of these events may affect our ability to successfully raise capital or to do so on acceptable terms. These factors may prevent us from having sufficient available capital or financing to meet our needs or to do so on acceptable terms. In addition, our senior debt credit rating is currently BB- with a negative outlook by Standard and Poor’s and Ba3 with a negative outlook by Moody’s and our corporate credit rating is Ba2 with a negative outlook by Moody’s. There is no assurance that our credit ratings will not be lowered further. The lowering of our credit ratings may increase our cost of financing and can make it more difficult for us to access the financial markets. We will be required to secure Allure of the Seas if at the time we draw down on our loan to purchase the vessel our senior debt is rated below BB- by Standard & Poor’s or below Ba3 by Moody’s. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.

The impact of disruptions in the global financial markets may affect the ability of our counterparties and others to perform their obligations to us.

The economic events during 2008 and 2009, including failures of financial service companies and the related liquidity crisis, disrupted the capital and credit markets. A recurrence of these disruptions could cause our counterparties and others to breach their obligations to us under our contracts with them. This could include failures of banks or other financial service companies to fund required borrowings under our loan agreements or to pay us amounts that may become due under our derivative contracts for hedging of fuel prices, interest rates and foreign currencies or other agreements. If this occurs it may have a negative impact on our cash flows including our ability to meet our obligations, results of operations and financial condition.

The increase in capacity resulting from delivery of newbuilds currently on order within the cruise industry could further adversely impact the demand for cruises or cruise pricing.

A total of 27 new ships are on order for delivery through 2013 in the cruise industry, four of which are ours. The current worldwide economic environment has led to lower cruise prices and lower onboard purchases, all of which have adversely affected our revenues. The further growth in capacity from these new ships, without an increase in the cruise industry’s share of the vacation market, could further depress cruise prices and compound our ability to achieve yield improvement.

We may lose business to competitors throughout the vacation market.

We operate in the vacation market and cruising is one of many alternatives for people choosing a vacation. We therefore risk losing business not only to other cruise lines, but also to other vacation operators, which provide other leisure options including hotels, resorts and package holidays and tours.

We face significant competition from other cruise lines on the basis of cruise pricing, travel agent preference and also in terms of the nature of ships and services we offer to passengers. Our principal competitors within the cruise vacation industry include Carnival Corporation & plc, which owns, among others, Aida Cruises, Carnival Cruise Lines, Costa Cruises, Cunard Line, Holland America Line, Iberocruceros, P&O Cruises and Princess Cruises; Disney Cruise Line; MSC Cruises; Norwegian Cruise Line and Oceania Cruises.

In the event that we do not compete effectively with other vacation alternatives and cruise companies or our competitors offer travel agents higher commission rates and incentives in the future, our results of operations and financial position could be adversely affected.

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

The United States and various state and foreign government or regulatory agencies have enacted or are considering new environmental regulations or policies, such as requiring the use of low sulfur fuels, increasing fuel efficiency requirements or further restricting emissions that could increase our cost for fuel and adversely impact the cruise vacation industry. An increase in fuel prices not only impacts our fuel costs, but also some of our other expenses, such as crew travel, freight and commodity prices. In addition, initiatives to limit greenhouse gas emissions have been introduced or are being considered in several European countries, and numerous bills related to climate change have been introduced in the United States. Although not all are likely to become law, it is apparent that future legislation related to climate change could likely impact all businesses including the cruise industry and adversely impact our costs. Some environmental groups have also lobbied for more stringent regulation of cruise ships and have generated negative publicity about the cruise vacation industry and its environmental impact. In addition, we are subject to various international, national, state and local laws, regulations and treaties that govern, among other things, safety standards applicable to our ships, health and sanitary standards applicable to our passengers, security standards on board our ships and at the ship/port interface areas, and financial responsibilities to our passengers. These issues are, and we believe will continue to be, an area of focus by the relevant authorities throughout the world. This could result in the enactment of more stringent regulation of cruise ships that would subject us to increasing compliance costs in the future.

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

Historically our focus has been to serve the North American cruise market, which continues to be our primary source of cruise passengers. We have expanded our focus to increase our international passenger sourcing, most recently, in the Brazilian, Asian and Australian markets. Expansion into new markets requires significant levels of investment. There can be no assurance that these markets will develop as anticipated or that we will have success in these markets, and if we do not, we may be unable to recover our investment, which could adversely impact our business, financial condition and results of operations.

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

The current worldwide economic environment is resulting in financial difficulties for shipyards and their subcontractors. This may cause or result in delivery delays, ship cancellations or increases in shipbuilding costs that could adversely affect our results of operations.

The current worldwide economic environment is causing a loss of business for shipyards and their subcontractors which could result in financial difficulties, liquidations or closures. These events could adversely affect the timely delivery or costs of new ships or the ability of shipyards to repair and refurbish our existing fleet in accordance with our needs or expectations. Delivery delays and cancelled deliveries can adversely affect our results of operations, as can any constraints on our ability to repair and maintain our ships on a timely basis.

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

Changes or disruptions to the travel agency industry could adversely affect our results of operations.

We rely on travel agencies to generate the majority of bookings for our ships. If the current economic environment continues for an extended period of time or worsens, these agencies could be adversely impacted and significant disruptions or contractions could occur to these businesses. This could reduce the number of travel agencies available for us to market and sell our cruises. If these events were to occur, it could have an adverse impact on our financial condition and results of operations.

A disruption in our shoreside business may adversely affect our results of operations.

Our principal executive office and shoreside operations are located at the Port of Miami, Florida and we have large call centers for reservations in Springfield, Oregon, Wichita, Kansas and Addlestone, England. Although we have developed disaster recovery and similar contingency plans, actual or threatened natural disasters (i.e. hurricanes, earthquakes, tornados, fires, floods), information systems failure or similar events in these locations may have a material impact to our business continuity and results of operations. Further, we do not carry business interruption insurance for the majority of our shoreside operations. As such, any losses or damages incurred by us could have an adverse impact on our results of operations.

Failure to develop the value of our brands and differentiate our products could adversely affect our results of operations.

Our success depends on the strength and continued development of our cruise brands and on the effectiveness of our brand strategies. Our brands have the ability to expand and target the markets in which they operate which is critical to increasing our customer base. Failure to protect and differentiate our brands from competitors throughout the vacation market could adversely affect our results of operations.

The loss of key personnel, our inability to recruit or retain qualified personnel or disruptions among our shipboard personnel due to strained collective bargaining relationships could adversely affect our results of operations.

Our success depends, in large part, on the skills and contributions of key executives and other employees, and on our ability to recruit and retain high quality employees. We must continue to recruit, retain and motivate management and other employees sufficient to maintain our current business and support our projected growth. Furthermore, as of December 31, 2009, 80% of our shipboard employees were covered by collective bargaining agreements. A dispute under our collective bargaining agreements could result in a work stoppage of those employees covered by the agreements. A loss of key employees or disruptions among our shipboard personnel could adversely affect our results of operations.

A change in our tax status under the United States Internal Revenue Code, or other jurisdictions, may have adverse effects on our income.

We and a number of our subsidiaries are foreign corporations that derive income from a United States trade or business and/or from sources within the United States. Drinker Biddle & Reath LLP, our United States tax counsel, has delivered to us an opinion, based on certain representations and assumptions set forth in it, to the effect that this income, to the extent derived from or incidental to the international operation of a ship or ships, is exempt from United States federal income tax pursuant to Section 883 of the Internal Revenue Code. We believe that most of our income (including that of our subsidiaries) is derived from or incidental to the international operation of a ship or ships.

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

Finally, changes in the income tax laws affecting our operations in Malta, Spain, the United Kingdom or elsewhere could result in higher income taxes being charged against our operations, resulting in lower net income.

We are controlled by principal shareholders that have the power to determine our policies, management and actions requiring shareholder approval.

As of February 12, 2010, A. Wilhelmsen AS., a Norwegian corporation indirectly owned by members of the Wilhelmsen family of Norway, owned approximately 20.1% of our common stock and Cruise Associates, a Bahamian general partnership indirectly owned by various trusts primarily for the benefit of certain members of the Pritzker family and a trust primarily for the benefit of certain members of the Ofer family, owned approximately 15.5% of our common stock. A sale of shares by A. Wilhelmsen AS. or Cruise Associates could cause a drop in our share prices.

A. Wilhelmsen AS. and Cruise Associates are parties to a shareholders’ agreement which provides that they will each vote their shares for the election of four nominees of A. Wilhelmsen AS., four nominees of Cruise Associates and our Chief Executive Officer. Our Articles of Incorporation require that during the term of the shareholders agreement the approval of at least one director nominated by A. Wilhelmsen AS. and one director nominated by Cruise Associates is required for certain corporate actions. As such, A. Wilhelmsen AS and Cruise Associates have the power to determine, among other things our policies, the persons who will be our officers, and actions requiring shareholder approval.

A. Wilhelmsen AS. and Cruise Associates are not prohibited from engaging in a business that may compete with our business, subject to certain exceptions. If any person other than A. Wilhelmsen AS. and Cruise Associates acquires ownership of more than 30% of our common stock and our two principal shareholders, in the aggregate, own less of our common stock than such person and do not collectively have the right to elect, or to designate for election, at least a majority of the board of directors, we may be obligated to prepay indebtedness outstanding under the majority of our credit facilities, which we may be unable to replace on similar terms. If this were to occur, it could have an adverse impact on our liquidity and operations.

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

Our principal executive office and shoreside operations are located at the Port of Miami, Florida where we lease three office buildings totaling approximately 359,000 square feet from Miami-Dade County, Florida, under long-term leases with initial terms expiring in various years on and after 2011. We also lease offices to administer our Royal Caribbean International, Celebrity Cruises’ and Azamara Club Cruises’ operations internationally, including offices in Addlestone, England, Barcelona, Spain, Oslo, Norway and Frankfurt, Germany for our Europe operations, offices in Singapore and Shanghai for our Asia/Pacific operations and an office in Sydney for our Australia operations. We lease an office in Madrid, Spain and in Mexico City, Mexico to administer our Pullmantur operations.

We lease an office building in Springfield, Oregon totaling approximately 163,000 square feet, which is used as a call center for reservations. In addition, we own an office building totaling approximately 23,000 square feet and lease an office building totaling approximately 72,000 square feet in Wichita, Kansas, which are used as call centers for reservations and customer service. We lease two buildings in Miramar, Florida totaling approximately 178,000 square feet. One building is used primarily as additional office space and the other building is used as a call center for reservations.

We lease our logistics center in Weston, Florida totaling approximately 267,000 square feet.

We operate two private destinations: (i) an island we own in the Bahamas which we call CocoCay; and (ii) Labadee, a secluded peninsula which we lease and is located on the north coast of Haiti. Our Labadee destination was not damaged by the recent earthquake in Haiti and our ships have been able to continue visiting that destination.

Item 3.	Legal Proceedings

In January 2010, we reached a settlement with Rolls Royce, co-producer of the Mermaid pod-propulsion system on Celebrity Cruises’ Millennium-class ships, in our lawsuit pending in the Circuit Court for Miami-Dade County, Florida against Rolls Royce for the recurring Mermaid pod failures. Under the terms of the settlement, we will receive payments of approximately $85.6 million, net of costs and payments to insurers, of which $20.0 million will be payable within five years. As part of the settlement, each party has agreed to the dismissal of the lawsuit with prejudice and to release the other from all claims and counterclaims made by each party against the other. This award will be recognized in our consolidated financial statements in the first quarter of 2010 within other (expense) income.

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

In 2008, the Office of the Attorney General of Florida initiated an investigation to determine whether there had been a violation of Florida or Federal anti-trust laws in connection with the imposition of supplemental charges for fuel implemented by a number of cruise lines. The Attorney General sought and received documentary information from the Company. In February 2010, the Company was informed that the Attorney General has no plans to take any further action.

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

In July 2009, three purported class actions were filed in United States District Court for the Eastern District of Michigan against Park West Galleries, Inc., doing business as Park West Gallery, PWG Florida, Inc., Fine Art Sales, Inc., Vista Fine Art LLC, doing business as Park West At Sea (together, “Park West”), and other named and unnamed parties, including Royal Caribbean Cruises Ltd. and Celebrity Cruises Inc. and other unaffiliated cruise line companies. The actions are being brought on behalf of purchasers of artwork at shipboard art auctions conducted by Park West on the named cruise lines. All three actions were subsequently transferred to the United States District Court for the Western District of Washington and are no longer being brought on a class action basis. Also pending in the Western District of Washington as a result of transfer are two other actions against Park West and other unaffiliated cruise line companies that, after being transferred, were amended to add Royal Caribbean Cruises Ltd. and Celebrity Cruises Inc. as defendants. One of these actions is being brought on a class action basis. The substance of the claims in all five actions is virtually the same. The suits allege that the artwork Park West sells is not what it represents to its customers and that Royal Caribbean Cruises Ltd., Celebrity Cruises Inc. and other named cruise lines are complicit in the activities of Park West, including engaging in a conspiracy with Park West in violation of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), and are being enriched unjustly from the sale of the artwork. The actions seek from the named defendants refund and restitution of all monies acquired from the sale of artwork at shipboard auctions, recovery for the amount of payments for the purchased artwork, damages on the RICO claims in an indeterminate amount, permitted statutory damages and unspecified equitable or injunctive relief. The suits also seek from certain non-Royal Caribbean parties additional statutory, breach of contract and breach of warranty damages in unspecified amounts. The suits are at their very early stages of litigation; however, we believe we have meritorious defenses to the claims against us and we intend to vigorously pursue them.

In September 2009, demands for arbitration were made under our collective bargaining agreement covering Celebrity Cruises’ crewmembers on behalf of twenty current and/or former Celebrity Cruises’ cabin stewards and others similarly situated (the “September 2009 Demands”). These demands contend that between 2001 and 2005 Celebrity Cruises improperly required the named cabin stewards to share guest gratuities with assistant cabin stewards. The demands seek payment of damages, including penalty wages, under the U.S. Seaman’s Wage Act of approximately $0.6 million for the named crewmembers and estimates damages in excess of $200.0 million, for the entire class of other similarly situated crewmembers. In October 2009, and again in December 2009, additional demands for arbitration were made under our collective bargaining agreement covering Celebrity Cruises’ crewmembers by the same counsel on behalf of a total of three current and/or former Celebrity Cruises’ cabin stewards and others similarly situated, making the same contentions and seeking the same damages as in the September 2009 Demands. A similar action brought by this same counsel in October 2009 on behalf of ten crew members and others similarly situated in the Southern District Court, Southern District of Florida making the same contentions and seeking the same damages as the arbitration demands was dismissed with prejudice. We believe we have meritorious defenses to the pending arbitration demands which we intend to vigorously pursue.

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

Market Information

Our common stock is listed on the New York Stock Exchange (“NYSE”) and the Oslo Stock Exchange (“OSE”) under the symbol “RCL”. The table below sets forth the high and low prices of our common stock as reported by the NYSE and the OSE for the two most recent years by quarter:

	NYSE Common Stock		OSE Common Stock(1)
	High	Low	High	Low
2009
Fourth Quarter	$26.89	$19.75	156.30	113.20
Third Quarter	24.42	12.16	143.30	80.00
Second Quarter	17.09	8.69	106.00	55.00
First Quarter	15.18	5.50	106.50	38.70
2008
Fourth Quarter	$21.26	$6.64	133.50	54.50
Third Quarter	29.35	19.54	164.00	97.50
Second Quarter	35.47	22.33	181.50	113.50
First Quarter	41.22	30.23	229.00	160.00

(1)	Denominated in Norwegian kroner, as listed in the price history database available at www.oslobors.no.

Holders

As of February 12, 2010 there were 1,321 record holders of our common stock. Since certain of our shares are held indirectly, the foregoing number is not representative of the number of beneficial owners.

Dividends

We did not declare cash dividends in 2009. Commencing in the fourth quarter 2008 our board of directors discontinued the quarterly dividends. We declared cash dividends on our common stock of $0.15 per share in the each of the first three quarters of 2008 and each of the quarters of 2007.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is incorporated by reference to Part III, Item 12 of this Form 10-K.

Issuer Purchases of Equity Securities

None.

Performance Graph

The following graph compares the total return, assuming reinvestment of dividends, on an investment in the Company, based on performance of the Company’s common stock with the performance of the Standard & Poor’s 500 Composite Stock Index and the Dow Jones United States Travel and Leisure Index for a five year period by measuring the changes in common stock prices from December 31, 2004 to December 31, 2009.

	12/04	12/05	12/06	12/07	12/08	12/09
Royal Caribbean Cruises Ltd.	$100.00	$83.79	$78.11	$81.29	$26.74	$49.16
S&P 500	$100.00	$104.91	$121.48	$128.16	$80.74	$102.11
Dow Jones United States Travel & Leisure	$100.00	$101.64	$124.45	$122.70	$79.59	$104.25

The stock performance graph assumes for comparison that the value of the Company’s common stock and of each index was $100 on December 31, 2004 and that all dividends were reinvested. Past performance is not necessarily an indicator of future results.

Item 6.	Selected Financial Data

The selected consolidated financial data presented below for the years 2005 through 2009 and as of the end of each such year, are derived from our audited financial statements and should be read in conjunction with those financial statements and the related notes. (Amounts include Pullmantur effective January 1, 2007).

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Operating Data:

Total revenues	$5,889,826	$6,532,525	$6,149,139	$5,229,584	$4,903,174

Operating income	488,511	831,984	901,335	858,446	871,565
Income before cumulative effect of a change in accounting principle	162,421	573,722	603,405	633,922	663,465
Cumulative effect of a change in accounting principle[1]	—	—	—	—	52,491

Net income	162,421	573,722	603,405	633,922	715,956

Per Share Data — Basic:
Income before cumulative effect of a change in accounting principle	$0.76	$2.69	$2.84	$3.01	$3.22
Cumulative effect of a change in accounting principle[1]	$—	$—	$—	$—	$0.25

Net income	$0.76	$2.69	$2.84	$3.01	$3.47

Weighted-average shares	213,809	213,477	212,784	210,703	206,217

Per Share Data — Diluted:
Income before cumulative effect of a change in accounting principle	$0.75	$2.68	$2.82	$2.94	$3.03
Cumulative effect of a change in accounting principle[1]	$—	$—	$—	$—	$0.22

Net income	$0.75	$2.68	$2.82	$2.94	$3.26

Weighted-average shares and potentially dilutive shares	215,295	214,195	214,255	221,485	234,714

Dividends declared per common share	$0.00	$0.45	$0.60	$0.60	$0.56

Balance Sheet Data:

Total assets	$18,233,494	$16,463,310	$14,982,281	$13,393,088	$11,255,771

Total debt, including capital leases	8,419,770	7,011,403	5,698,272	5,413,744	4,154,775

Common stock	2,243	2,239	2,235	2,225	2,165

Total shareholders’ equity	7,499,717	6,803,012	6,757,343	6,091,575	5,554,465

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

Cautionary Note Concerning Factors That May Affect Future Results

Certain statements under this caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this document constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “will,” and similar expressions are intended to identify these forward-looking statements. Forward-looking statements do not guarantee future performance and may involve risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to those discussed under Item 1A. Risk Factors as well as the following:

•	the adverse impact of the current economic environment on the demand for cruises,

•

the impact of the current economic environment on our ability to generate cash flows from operations or obtain new borrowings from the credit or capital markets in amounts sufficient to satisfy our capital expenditures, debt repayments and other financing needs,

•

the impact of disruptions in the global financial markets on the ability of our counterparties and others to perform their obligations to us including those associated with our loan agreements and derivative contracts,

•	the uncertainties of conducting business internationally and expanding into new markets,

•

changes in operating and financing costs, including changes in foreign currency, foreign exchange rates, interest rates, fuel, food, payroll, airfare for our shipboard personnel, insurance and security costs,

•	problems encountered at shipyards and their subcontractors including insolvency or financial difficulties,

•	vacation industry competition and changes in industry capacity and overcapacity,

•	compliance with or changes in tax, environmental, health, safety, security and other laws and regulations affecting our business or our principal shareholders,

•	pending or threatened litigation, enforcement actions, fines or penalties,

•	the impact of delayed or cancelled ship orders,

•	emergency ship repairs, including the related lost revenue,

•	ship delivery delays, ship cancellations or ship construction price increases brought about by the financial difficulties of shipyards and their subcontractors in the current economic environment,

•	negative incidents or adverse publicity concerning the cruise vacation industry including those involving the health, safety and security of passengers,

•

the international political climate, fears of terrorist and pirate attacks, armed conflict, the unavailability or cost of air service and the resulting concerns over safety and security aspects of traveling,

•	the spread of contagious diseases,

•	a disruption to our shoreside business caused by actual or threatened natural disasters, information systems failure or similar events,

•	our ability to protect and differentiate our cruise brands,

•	changes or disruptions to the travel agency industry,

•	the loss of key personnel, strained collective bargaining relationships and/or our inability to retain or recruit qualified personnel,

•	changes in our stock price or principal shareholders,

•	uncertainties of a foreign legal system as we are not incorporated in the United States,

•	the unavailability of ports of call,

•	weather.

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

We believe we have made reasonable estimates for ship accounting purposes. However, should certain factors or circumstances cause us to revise our estimates of ship service lives or projected residual values, depreciation expense could be materially higher or lower. If circumstances cause us to change our assumptions in making determinations as to whether ship improvements should be capitalized, the amounts we expense each year as repairs and maintenance costs could increase, partially offset by a decrease in depreciation expense. If we had reduced our estimated average 30-year ship service life by one year, depreciation expense for 2009 would have increased by approximately $22.2 million. If our ships were estimated to have no residual value, depreciation expense for 2009 would have increased by approximately $115.8 million.

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

We performed our annual impairment review for goodwill during the fourth quarter of 2009. We determined the fair value of our two reporting units which include goodwill, Royal Caribbean International and Pullmantur, using a probability-weighted discounted cash flow model. The principal assumptions used in the discounted cash flow model are projected operating results, weighted-average cost of capital, and terminal value. Cash flows were calculated using our 2010 projected operating results as a base. To that base we added future years’ cash flows assuming multiple revenue and expense scenarios that reflect the impact on each reporting unit of different global economic environments beyond 2010. We assigned a probability to each revenue and expense scenario.

We discounted the projected cash flows using rates specific to each reporting unit based on their respective weighted-average cost of capital. Based on the probability-weighted discounted cash flows of each reporting unit we determined the fair values of Royal Caribbean International and Pullmantur exceeded their carrying values. Therefore, we did not proceed to step two of the impairment analysis and we do not consider goodwill to be impaired.

In performing our goodwill impairment analysis, we considered the fact that at December 31, 2009, the book value of our shareholders’ equity exceeded our market capitalization. We did not consider this to be determinative given that our market capitalization increased approximately 85% during 2009 and given the still highly uncertain economic outlook of the United States and other countries in which we operate.

We also performed the annual impairment review of our trademarks and trade names during the fourth quarter of 2009 using a discounted cash flow model and the relief-from-royalty method. The royalty rate used is based on comparable royalty agreements in the tourism and hospitality industry. Since these trademarks and trade names relate to Pullmantur, we used the same discount rate used in valuing the Pullmantur reporting unit in our goodwill impairment test. Based on the discounted cash flow model we determined the fair value of our trademarks and trade names exceeded their carrying value.

The estimation of fair value utilizing discounted expected future cash flows includes numerous uncertainties which require our significant judgment when making assumptions of expected revenues, operating costs, marketing, selling and administrative expenses, interest rates, ship additions and retirements as well as assumptions regarding the cruise vacation industry competition and general economic and business conditions, among other factors. If there is a material change in the assumptions used in our determination of fair values or if there is a material change in the conditions or circumstances influencing fair value, we could be required to recognize a material impairment charge. For example, the Spanish economy has been harder impacted than most other economies around the world where we trade and there is significant uncertainty as to whether or when it will recover. If that economy weakens more than contemplated in our discounted cash flow model, that could trigger an impairment charge.

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

Derivative Instruments

We enter into forward and swap contracts to manage our interest rate exposure and to limit our exposure to fluctuations in foreign currency exchange rates and fuel prices. The vast majority of these instruments are designated as hedges and are recorded on the balance sheet at their fair value. We have also entered into fuel call options to limit our exposure to fluctuations in fuel prices. These instruments are economic hedges which are not designated as hedging instruments for accounting purposes and thus, changes in their fair value are immediately recognized in earnings. Our derivative instruments are not held for trading or speculative purposes. We account for derivative financial instruments in accordance with authoritative guidance. Refer to Note 2. Summary of Significant Accounting Policies and Note 13. Fair Value Measurements and Derivative Instruments to our consolidated financial statements for more information on related authoritative guidance, the Company’s hedging programs and derivative financial instruments.

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

We estimate the fair value of fuel call options using standard option pricing models with inputs based on the options’ contract terms, such as exercise price and maturity, and data either readily available or derived from public market information, such as fuel curves, volatility levels and discount rates. We corroborate our fair value estimates using valuations provided by our counterparties.

We adjust the valuation of our derivative financial instruments to incorporate credit risk, when applicable.

We believe it is unlikely that materially different estimates for the fair value of our foreign currency forward contracts and interest rate, cross-currency and fuel swaps and options would be derived from using other valuation models, assumptions, inputs or conditions suggested by actual historical experience.

Terminology

Our revenues are seasonal based on demand for cruises. Demand is strongest for cruises during the Northern Hemisphere’s summer months and holidays.

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

Non-GAAP Financial Measures

Available Passenger Cruise Days (“APCD”) is our measurement of capacity and represents double occupancy per cabin multiplied by the number of cruise days for the period. We use this measure to perform capacity and rate analysis to identify our main non-capacity drivers which cause our cruise revenue and expenses to vary.

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

Executive Overview

Total revenues were $5.9 billion in 2009 compared to total revenues of $6.5 billion in 2008. Our financial results have been, and may continue to be, negatively affected by the economic environment including the high unemployment rates in certain markets. This challenging economic environment has strained consumer discretionary spending, which in turn has caused a diminished demand for our cruises and land-based tours to Mexico and the Caribbean. In addition, the adverse impact of the H1N1 flu virus had a significant effect on Pullmantur’s operations during 2009. Nonetheless, we believe the resiliency of the cruise vacation industry coupled with the endurance of our brands allowed us to mitigate, to an extent, the impact of the economic environment on our 2009 results.

In late 2009, we began to experience growth in our order book and a diminishing gap in year-over-year booked volume comparisons. This acceleration in booking volumes has had a positive effect on pricing, which is running ahead of the same time last year. In addition, the design of our Solstice and Oasis-class ships allows for a greater percentage of staterooms with verandas and outside staterooms which provide for premiums in pricing. Although we are not back to pre-recession demand levels, there is solid yield recovery underway. As a result, we expect 2010 Net Yields to increase in the range of 3% to 6% compared to 2009.

Furthermore, we have responded to the operating environment by continuously improving our cost focus through the implementation of new cost-containment initiatives including the renegotiation of long-term contracts with our vendors and a detailed emphasis on cost control. In addition, our Solstice and Oasis-class ships provide us with cost efficiencies through their scale and fuel efficiencies. We expect our 2010 Net Cruise Costs per APCD to be from flat to up slightly compared to 2009.

While cutting costs throughout the organization, we have not altered our strategy of substantially growing our sourcing of international guests. We continue to opportunistically increase our investments in growth outside North America with the goal of diversifying our sources and increasing opportunities for revenue growth. We are also continuing our strategy of tactically spending to maintain brand standards.

Lastly, we believe the credit and capital markets have begun to stabilize. This has improved our ability to secure financing and raise additional capital on terms that are acceptable to us. We currently have three Solstice-class vessels and one Oasis-class vessel under construction, all of which have committed bank financing arrangements. We anticipate funding our scheduled maturities in 2010 through operating cash flows and do not foresee a need to access the capital markets during 2010 although we may opportunistically decide to do so. We are also continuing to pursue our long-term objective of returning to investment grade rating.

Summary of Historical Results of Operations

Total revenues decreased 9.8% to $5.9 billion in 2009 from total revenues of $6.5 billion in 2008 primarily due to the decrease in ticket prices. Net Yields decreased by approximately 14.2% compared to 2008. The decrease in Net Yields was primarily due to the decrease in ticket prices, partially offset by decreases in operating expenses. As a result, our net income was $162.4 million or $0.75 per share on a diluted basis for 2009 compared to $573.7 million or $2.68 per share on a diluted basis for 2008.

Other significant items for 2009 included:

•	Net Cruise Costs per APCD decreased by 9.8% compared to 2008.

•	Fuel expenses per APCD, net of the financial impact of fuel swap agreements, decreased 20.9% per APCD as compared to the same period in 2008.

•	Our Net Debt-to-Capital ratio increased to 52.0% in 2009 from 49.3% in 2008. Similarly, our Debt-to-Capital ratio increased to 52.9% in 2009 from 50.8% in 2008.

•	As of December 31, 2009, liquidity was $0.9 billion, including cash and the undrawn portion of our unsecured revolving credit facility.

•	We sold Celebrity Galaxy, a 1,850-berth ship for €224.4 million or $290.9 million to TUI Cruises to serve as its first ship. The ship has been sailing under the name Mein Schiff since May 2009.

•

We issued $300.0 million of 11.88% senior unsecured notes due 2015 at a price of 97.40% of par. The net proceeds from the offering were used to repay $285.0 million outstanding under our unsecured revolving credit facility.

•	We took delivery of Celebrity Equinox, the second Solstice-class ship for Celebrity Cruises. To finance the purchase, we drew in full $524.5 million of an unsecured term loan.

•

We took delivery of Oasis of the Seas, the first Oasis-class ship for Royal Caribbean International. To finance the purchase, we drew in full $840.0 million and €159.4 million from an unsecured term loan.

•

We arranged commitments for unsecured financing in the amount of $1.1 billion or up to 80% of the contract price of Allure of the Seas. The facility will be 95% guaranteed by Finnvera, the official export credit agency of Finland.

Other Items:

•

In January 2010, we reached a settlement with Rolls Royce, co-producer of the Mermaid pod-propulsion system on Celebrity Cruises’ Millennium-class ships, in our lawsuit pending in the Circuit Court for Miami-Dade County, Florida against Rolls Royce for the recurring Mermaid pod failures. Under the terms of the settlement, we will receive payments of approximately $85.6 million, net of costs and payments to insurers, of which $20.0 million will be payable within five years. This award will be recognized in our consolidated financial statements in the first quarter of 2010 within other (expense) income.

We reported historical total revenues, operating income, net income and earnings per share as shown in the following table (in thousands, except per share data):

	Year Ended December 31,
	2009	2008	2007

Total revenues	$5,889,826	$6,532,525	$6,149,139

Operating income	$488,511	$831,984	$901,335

Net income	$162,421	$573,722	$603,405

Basic earnings per share:
Net income	$0.76	$2.69	$2.84

Diluted earnings per share:
Net income	$0.75	$2.68	$2.82

The following table presents historical operating data as a percentage of total revenues for the last three years:

	Year Ended December 31,
	2009	2008	2007

Passenger ticket revenues	71.4	72.4	72.0
Onboard and other revenues	28.6	27.6	28.0

Total revenues	100.0%	100.0%	100.0%

Cruise operating expenses
Commissions, transportation and other	17.5	18.3	18.3
Onboard and other	7.8	7.0	6.6
Payroll and related	11.6	10.1	9.5
Food	5.9	5.2	5.3
Fuel	10.2	11.1	8.9
Other operating	16.3	15.8	16.2

Total cruise operating expenses	69.3	67.5	64.8
Marketing, selling and administrative expenses	12.9	11.9	12.7
Depreciation and amortization expenses	9.6	7.9	7.8

Operating income	8.2	12.7	14.7
Other expense	(5.5)	(3.9)	(4.9)

Net income	2.7%	8.8%	9.8%

Selected historical statistical information is shown in the following table:

	Year Ended December 31,
	2009	2008	2007

Passengers Carried	3,970,278	4,017,554	3,905,384
Passenger Cruise Days	28,503,046	27,657,578	26,594,515
APCD	27,821,224	26,463,637	25,155,768
Occupancy	102.5%	104.5%	105.7%

Gross Yields and Net Yields were calculated as follows (in thousands, except APCD and Yields):

	Year Ended December 31,
	2009	2008	2007

Passenger ticket revenues	$4,205,709	$4,730,289	$4,427,384
Onboard and other revenues	1,684,117	1,802,236	1,721,755

Total revenues	5,889,826	6,532,525	6,149,139

Less:
Commissions, transportation and other	1,028,867	1,192,316	1,124,022
Onboard and other	457,772	458,385	405,637

Net revenues	$4,403,187	$4,881,824	$4,619,480

APCD	27,821,224	26,463,637	25,155,768
Gross Yields	$211.70	$246.85	$244.44
Net Yields	$158.27	$184.47	$183.64

Gross Cruise Costs and Net Cruise Costs were calculated as follows (in thousands, except APCD and costs per APCD):

	Year Ended December 31,
	2009	2008	2007

Total cruise operating expenses	$4,071,102	$4,403,666	$3,981,698
Marketing, selling and administrative expenses	761,999	776,522	783,040

Gross Cruise Costs	4,833,101	5,180,188	4,764,738

Less:
Commissions, transportation and other	1,028,867	1,192,316	1,124,022
Onboard and other	457,772	458,385	405,637

Net Cruise Costs	$3,346,462	$3,529,487	$3,235,079

APCD	27,821,224	26,463,637	25,155,768
Gross Cruise Costs per APCD	$173.72	$195.75	$189.41
Net Cruise Costs per APCD	$120.28	$133.37	$128.60

Net Debt-to-Capital was calculated as follows (in thousands):

	As of December 31,
	2009	2008

Long-term debt, net of current portion	$7,663,555	$6,539,510
Current portion of long-term debt	756,215	471,893

Total debt	8,419,770	7,011,403
Less: Cash and cash equivalents	284,619	402,878

Net Debt	$8,135,151	$6,608,525

Total shareholders’ equity	$7,499,717	$6,803,012
Total debt	8,419,770	7,011,403

Total debt and shareholders’ equity	15,919,487	13,814,415

Debt-to-Capital	52.9%	50.8%
Net Debt	8,135,151	6,608,525

Net Debt and shareholders’ equity	$15,634,868	$13,411,537

Net Debt-to-Capital	52.0%	49.3%

Outlook

On January 28, 2010, we announced the following guidance for the full year and first quarter of 2010:

Full Year 2010

We expected Net Yields to increase in the range of 3% to 6% compared to 2009.

We expected Net Cruise Costs per APCD and Net Cruise Costs per APCD, excluding fuel, to be from flat to up slightly compared to 2009.

We do not forecast fuel prices and our cost calculation for fuel is based on current “at-the-pump” prices net of any hedging impacts. If fuel prices for the full year 2010 remain at the level of January 28, 2010, fuel expenses for the full year 2010 would be approximately $687.0 million. For the full year 2010, our fuel expense is approximately 50% hedged and a 10% change in fuel prices would result in a change in our fuel expenses of approximately $34.0 million for the full year 2010, after taking into account existing hedges.

We expected a 11.4% increase in capacity in 2010, primarily driven by a full year of Oasis of the Seas, which entered service in December 2009, a full year of Celebrity Equinox, which entered service in July 2009, a full year of Pacific Dream, which entered service in May 2009, the addition of Celebrity Eclipse, which will enter service during the second quarter of 2010, and the addition of Allure of the Seas, which will enter service in the fourth quarter of 2010.

Depreciation and amortization expenses were expected to be in the range of $640.0 million to $660.0 million, and interest expense was expected to be in the range of $330.0 million to $350.0 million.

Based on the expectations contained in this Outlook section, and assuming that fuel prices remain at the level of the January 28, 2010 “at-the-pump” prices, we expected full year 2010 earnings per share to be in the range of $2.00 to $2.20.

Our outlook has remained essentially unchanged since our announcement on January 28, 2010.

First Quarter 2010

As announced on January 28, 2010, we expected Net Yields to increase approximately 2% compared to 2009.

We expected Net Cruise Costs per APCD to be approximately flat compared to 2009. Excluding fuel, we expected Net Cruise Costs per APCD to increase approximately 1% compared to 2009.

We do not forecast fuel prices and our cost calculation for fuel is based on current “at-the-pump” prices net of any hedging impacts. If fuel prices for the first quarter of 2010 remain at the level of January 28, 2010, fuel expenses for the first quarter of 2010 would be approximately $163.0 million. For the first quarter of 2010, our fuel expense is approximately 58% hedged and a 10% change in fuel prices would result in a change in our fuel expenses of approximately $7.0 million for the first quarter of 2010, after taking into account existing hedges.

We expected a 9.2% increase in capacity, primarily driven by the addition of Oasis of the Seas, which entered service in December 2009, the addition of Celebrity Equinox, which entered service in July 2009 and the addition of Pacific Dream, which entered service in May 2009.

Depreciation and amortization expenses were expected to be in the range of $155.0 million to $160.0 million and interest expense was expected to be in the range of $82.0 million to $87.0 million.

Based on the expectations contained in this Outlook section, and assuming that fuel prices remain at the level of the January 28, 2010 “at-the-pump” prices, we expected a first quarter 2010 earnings per share in the range of $0.25 to $0.30.

Our outlook has remained essentially unchanged since our announcement on January 28, 2010.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues

Total revenues for 2009 decreased $642.7 million or 9.8% to $5.9 billion from $6.5 billion in 2008. This decrease is primarily due to higher discounts on our ticket prices, and to a lesser extent a decrease in onboard spending and the adverse effect of foreign currency as a result of a stronger United States dollar against the euro, British pound and Canadian dollar compared to 2008. Our revenues were also adversely impacted by a decrease in occupancy from 104.5% in 2008 compared to 102.5% in 2009. The decrease in occupancy was driven by the current worldwide economic environment with disproportionate pressure within the Spanish market. In addition, the adverse impact of the H1N1 virus resulted in selective itinerary modifications and diminished demand for our cruises to Mexico and the Caribbean. This revenue decrease was partially offset by an estimated increase of approximately $335.0 million attributable to an increase in capacity of 5.1%. Although the number of passengers carried in 2009 decreased as compared to 2008, on average, passengers sailed more days per voyage in 2009 as compared to 2008 due to certain itinerary changes. The increase in capacity is primarily due to a full year of Celebrity Solstice, which entered service in November 2008, a full year of Independence of the Seas, which entered service in May 2008, the addition of Celebrity Equinox, which entered service in July 2009, the addition of Pacific Dream, which entered service in May 2009 as part of the termination of the charter to Island Cruises, a full year of Ocean Dream, which entered service in March 2008 and the addition of Oasis of the Seas, which entered service in December 2009. This increase in capacity was partially offset by the sale of Celebrity Galaxy to TUI Cruises in March 2009, the sale of Oceanic in April 2009 and the Atlantic Star which is no longer in operation.

Onboard and other revenues included concession revenues of $215.6 million in 2009 compared to $230.8 million for the same period in 2008. The decrease in concession revenues was primarily due to a decrease in spending on a per passenger basis, partially offset by the increase in capacity mentioned above.

Cruise Operating Expenses

Total cruise operating expenses for 2009 decreased $332.6 million or 7.6% to $4.1 billion from $4.4 billion for 2008. This decrease was primarily due to a decrease in commissions as a result of discounted ticket prices, a decrease in air expense due to a reduction in guests booking air service through us, a decrease in transportation and lodging expenses related to certain itinerary changes, and the impact of the stronger United States dollar against the euro, British pound and Canadian dollar compared to 2008. In addition, fuel expenses, which are net of the financial impact of fuel swap agreements, decreased 17.9% per metric ton in 2009 as compared to 2008 primarily as a result of lower fuel prices. To a lesser extent, the decrease was also related to a decrease in tour and air expenses. These decreases were partially offset by the increase in capacity mentioned above.

Marketing, Selling and Administrative Expenses

Marketing, selling and administrative expenses for 2009 decreased $14.5 million or 1.9% to $762.0 million from $776.5 million for 2008. The decrease is mainly due to the impact of our cost-containment initiatives and to termination benefits of $9.0 million incurred during 2008 that did not recur in 2009. The decrease was partially offset by an increase in marketing and selling expenses associated with our international expansion.

Depreciation and Amortization expenses

Depreciation and amortization expenses for 2009 increased $47.8 million or 9.2% to $568.2 million from $520.4 million for 2008. The increase is primarily due to a full year of Celebrity Solstice, which entered service in November 2008, a full year of Independence of the Seas, which entered service in May 2008 and the addition of Celebrity Equinox which entered service in July 2009. To a lesser extent, the increase is also due to depreciation associated with shipboard and shore-side additions. These increases were partially offset by the sale of Celebrity Galaxy to TUI Cruises.

Other Income (Expense)

Interest expense, net of interest capitalized, decreased to $300.0 million in 2009 from $327.3 million in 2008. Gross interest expense decreased to $341.1 million in 2009 from $371.7 million in 2008. The decrease was primarily due to lower interest rates, partially offset by a higher average debt level. Interest capitalized decreased to $41.1 million in 2009 from $44.4 million in 2008 primarily due to lower interest rates.

Other expense increased to $33.1 million in 2009 compared to other income of $54.9 million in 2008 for a net change of $88.0 million when comparing these periods. The change was primarily due to $21.1 million in foreign currency exchange losses in 2009 as compared to $23.0 million in foreign currency exchange gains in 2008, for a net change of $44.1 million when comparing these periods. This change was primarily due to the dramatic movements in exchange rates during the latter half of 2008 and most of 2009. In addition, we had $15.2 million in losses from our equity method investments in 2009 as compared to $4.0 million in gains from our equity method investments in 2008, for a net change of $19.2 million when comparing these periods. This change was primarily due to the start-up of operations of one of our investments. The change in other income (expense) was also due to a $17.6 million settlement gain received in the case against Pentair Water Treatment (OH) Company (formerly known as Essef Corporation) during 2008 that did not recur in 2009. These changes were offset by an out of period adjustment recorded in 2009 of $12.3 million to correct an error in our deferred tax liability. The out of period adjustment represents the cumulative reduction to a deferred tax liability due to the change in the enacted Spanish statutory tax rate used to calculate the liability in 2006 which was identified during the third quarter of 2009.

Net Yields

Net Yields decreased 14.2% in 2009 compared to 2008 primarily due to the higher discounts on our ticket prices, the decrease in onboard spending, a stronger United States dollar compared to the euro, British pound and Canadian dollar as well as the impact of the itinerary modifications and diminished demand for our cruises and tours to Mexico and the Caribbean as mentioned above.

Net Cruise Costs

Net Cruise Costs decreased 5.2% in 2009 compared to 2008 due to a 9.8% decrease in Net Cruise Cost per APCD offset by the 5.1% increase in capacity mentioned above. The decrease in Net Cruise Costs per APCD was primarily driven by the decrease in fuel expenses, the decrease in air and tour expenses and the decrease in marketing, selling and administrative expenses.

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

As a result of this initiative, we incurred charges, all of which were cash charges, of $14.3 million, or $0.07 per share in 2008, comprised of $9.0 million in termination benefits and $5.3 million in contract termination costs. Expenses related to termination benefits were included in marketing, selling and administrative expenses and contract termination costs were included in other operating expenses in the consolidated statements of operations. As of December 31, 2008, we paid approximately $6.9 million of the termination benefits and all of the contract termination costs. These termination benefits were paid in 2009.

Recently Adopted, and Future Application of, Accounting Standards

Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements for further information on Recently Adopted Accounting Standards and Future Application of Accounting Standards.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash flow generated from operations provides us with a significant source of liquidity. Net cash provided by operating activities decreased $226.4 million to $844.9 million for 2009 compared to $1.1 billion in 2008. The decrease is primarily due to a decrease in cash generated from ticket and onboard sales during 2009 compared to 2008. The decrease in cash from ticket sales is a result of a compression in the booking window, forward bookings lagging behind the prior year and cruises being purchased for lower prices compared to the prior year. As a result of the above factors, we received an estimated $371.3 million less in customer deposits during 2009 as compared to 2008. The decrease in onboard and other revenues is due to less spending per guest as compared to the prior year. The decreases mentioned above were partially offset primarily by a decrease in payments to suppliers and vendors due to our continued focus on cost improvement.

Net cash used in investing activities increased to $2.3 billion in 2009 from $2.0 billion in 2008. The increase was primarily due to an increase in capital expenditures which were $2.5 billion in 2009, compared to $2.2 billion in 2008. Capital expenditures were primarily related to the delivery of Oasis of the Seas and Celebrity Equinox in 2009 as compared to Independence of the Seas and Celebrity Solstice in 2008. The increase was also related to a decrease in settlements of approximately $159.0 million on our foreign currency forward contracts and an increase in equity contributions to our unconsolidated affiliates of $129.4 million. The increases mentioned above were partially offset by the proceeds received from the sale of Celebrity Galaxy to TUI Cruises of $290.9 million in 2009 compared to proceeds from the sale of our investment in Island Cruises of $51.4 million in 2008.

Net cash provided by financing activities was $1.3 billion in 2009 compared to $1.1 billion in 2008. This change was primarily due to a decrease in dividends paid of approximately $128.0 million during 2009 as compared to 2008. The change was also due to an increase in debt proceeds of approximately $93.8 million and a decrease in repayments of debt of approximately $39.1 million. During 2009, we received $840.0 million and €159.4 (or approximately $228.4 million based on the exchange rate at December 31, 2009), through an unsecured term loan due through 2021 to purchase Oasis of the Seas and $524.5 million through an unsecured term loan due through 2021 to purchase Celebrity Equinox. We also received net proceeds of $285.4 million from our $300.0 million senior unsecured notes issued during 2009. In addition, we borrowed approximately $425.0 million under our unsecured revolving credit facility of which we repaid approximately $375.0 million. We made debt repayments on various loan facilities and capital leases, including a pre-payment of approximately $100.0 million to retire our unsecured term loan, LIBOR plus 1.38%, due November 2010. This change was offset by an increase in debt issuance costs of $37.3 million primarily related to the Oasis of the Seas and Celebrity Equinox financings.

Interest capitalized during 2009 decreased to $41.1 million from $44.4 million in 2008 primarily due to lower interest rates.

Future Capital Commitments

Our future capital commitments consist primarily of new ship orders. As of December 31, 2009, we had one Oasis-class ship designated for Royal Caribbean International and three Solstice-class ships, designated for Celebrity Cruises, on order for an aggregate additional capacity of approximately 13,950 berths. The aggregate cost of the four ships is approximately $4.2 billion, of which we have deposited $430.7 million as of December 31, 2009. Approximately 9.0% of the aggregate cost of ships was exposed to fluctuations in the euro exchange rate at December 31, 2009.

As of December 31, 2009 we anticipated overall capital expenditures, including the four ships on order, will be approximately $2.2 billion for 2010, $1.0 billion for 2011 and $1.0 billion for 2012.

Contractual Obligations

As of December 31, 2009, our contractual obligations were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Activities:
Operating lease obligations(1)(2)	$377,552	$51,531	$281,387	$18,121	$26,513
Interest on long-term debt(3)	1,571,492	317,784	486,107	304,932	462,669
Other(4)	698,102	131,602	217,906	134,725	213,869
Investing Activities:
Ship purchase obligations(5)	3,404,429	1,951,833	1,452,596	—	—
Financing Activities:
Long-term debt obligations (6)	8,362,790	749,404	2,150,655	3,096,234	2,366,497
Capital lease obligations (7)	56,980	6,811	9,259	5,244	35,666

Total	$14,471,345	$3,208,965	$4,597,910	$3,559,256	$3,105,214

(1)	We are obligated under noncancelable operating leases primarily for a ship, offices, warehouses and motor vehicles.
(2)	Under the Brilliance of the Seas lease agreement, we may be required to make a termination payment of approximately £126.0 million, or approximately $203.8 million based on the exchange rate at December 31, 2009, if the lease is canceled in 2012. This amount is included in the 1-3 years column.
(3)	Long-term debt obligations mature at various dates through fiscal year 2027 and bear interest at fixed and variable rates. Interest on variable-rate debt is calculated based on forecasted cash outflows, including interest swapped from a fixed-rate to a variable-rate using the applicable rate at December 31, 2009. Debt denominated in other currencies is calculated based on the applicable exchange rate at December 31, 2009. Amounts are based on existing debt obligations and do not consider potential refinancing of expiring debt obligations.
(4)	Amounts represent future commitments with remaining terms in excess of one year to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts.
(5)	Amounts represent contractual obligations with initial terms in excess of one year.
(6)	Amounts represent debt obligations with initial terms in excess of one year.
(7)	Amounts represent capital lease obligations with initial terms in excess of one year.

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

Off-Balance Sheet Arrangements

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

Funding Sources

We have significant contractual obligations of which the capital expenditures associated with our ship purchases and our debt maturities represent our largest funding needs. We have $3.2 billion in contractual obligations due in 2010 of which approximately $2.0 billion relates to the acquisition of the Celebrity Eclipse and Allure of the Seas along with progress payments on other ship purchases. In addition, we have $11.3 billion in contractual obligations due beyond 2010 of which debt maturities and ship purchase obligations represent $7.6 billion and $1.5 billion, respectively. We have historically relied on a combination of cash flows provided by operations, drawdowns under our available credit facilities and the incurrence of additional debt to fund these obligations.

As of December 31, 2009, our liquidity was $0.9 billion consisting of approximately $284.6 million in cash and cash equivalents and $575.0 million available under our unsecured revolving credit facility. In addition, we had a working capital deficit of $1.7 billion as of December 31, 2009 comparable with our working capital deficit of $1.7 billion as of December 31, 2008. Similar to others in our industry, we are able to operate with a substantial working capital deficit because (1) passenger receipts are primarily paid in advance with a relatively low-level of accounts receivable, (2) rapid turnover results in a limited investment in inventories and (3) voyage-related accounts payable usually become due after receipt of cash from related bookings. In addition, we finance the purchase of our ships through long-term debt instruments of which the current portion of these instruments increases our working capital deficit. The current portion of long-term debt increased from $471.9 million as of December 31, 2008 to $756.2 million as of December 31, 2009. We generate substantial cash flows from operations and our business model, along with our unsecured revolving credit facility, has historically allowed us to maintain this working capital deficit and still meet our operating, investing and financing needs. We expect that we will continue to have working capital deficits in the future.

We have three Solstice-class vessels and one Oasis-class vessel under construction in Germany and Finland, respectively, all of which have committed bank financing arrangements which include financing guarantees.

We anticipate that our cash flows from operations, our current available credit facilities, and these financing arrangements will be adequate to meet our capital expenditures and debt repayments in the foreseeable future.

The decrease in consumer cruise spending as a result of the current economic environment has adversely impacted our cash flows from operations. The disruption of the credit markets in 2008 and 2009 resulted in a lack of liquidity worldwide. Although we have witnessed an improvement in the credit markets and operating environment towards the end of 2009 and early 2010, a recurrence of these events may affect our ability to successfully raise capital or to do so on acceptable terms. In addition, our senior debt credit rating is currently BB- with a negative outlook by Standard and Poor’s and Ba3 with a negative outlook by Moody’s (our corporate credit rating is Ba2 with a negative outlook). The cumulative impact to interest expense in 2009 as a result of credit ratings downgrades which occurred during 2009 was not material to our results of operations. There is no assurance that our credit ratings will not be lowered further.

We are focused on ensuring adequate cash and liquidity. We are continually committed to improving our cost focus and have implemented cost-containment initiatives including the renegotiation of long-term contracts with our vendors and a detailed emphasis on cost control. To ensure adequate liquidity, we have discontinued our quarterly dividend commencing in the fourth quarter of 2008, we have tactically evaluated our non-shipbuild capital expenditures and will consider further newbuild orders as market conditions warrant; however, if a newbuild order were to be placed in the near term, a new delivery would not arrive before 2013. We anticipate that our cash flows from operations, our current available credit facilities and our current financing arrangements will be adequate to meet our capital expenditures and debt repayments over the next twelve-month period. In addition, we may elect to fund our contractual obligations through other means if current conditions in the capital markets improve.

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

Debt Covenants

Our financing agreements contain covenants that require us, among other things, to maintain minimum net worth and a fixed coverage ratio and limit our net debt-to-capital ratio. Our minimum net worth and maximum net debt-to-capital calculations exclude the impact of accumulated other comprehensive income (loss) on total shareholders’ equity. The fixed coverage ratio is calculated by dividing net cash from operations by the sum of dividend payments plus scheduled principal debt payments in excess of any new financings for the past four quarters (“fixed charges”). We are currently in compliance with all debt covenants. The specific covenants and related definitions can be found in the applicable debt agreements, the majority of which have been previously filed with the Securities and Exchange Commission. As of December 31, 2009, our net worth was $7.3 billion compared with a minimum requirement of $5.2 billion, our net-debt-to-capital was 52.7% compared to a maximum limit of 62.5% and our fixed charge coverage ratio exceeded the minimum requirement of 1.25x as our fixed charges for the period were $0.00.

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

Financial Instruments and Other

General

We are exposed to market risk attributable to changes in interest rates, foreign currency exchange rates and fuel prices. We manage these risks through a combination of our normal operating and financing activities and through the use of derivative financial instruments pursuant to our hedging practices and policies. The financial impacts of these hedging instruments are primarily offset by corresponding changes in the underlying exposures being hedged. We achieve this by closely matching the amount, term and conditions of the derivative instrument with the underlying risk being hedged. We do not hold or issue derivative financial instruments for trading or other speculative purposes. We monitor our derivative positions using techniques including market valuations and sensitivity analyses. (See Note 13. Fair Value Measurements and Derivative Instruments to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data.)

The turmoil in the credit and capital markets over the past couple of years has increased the volatility associated with interest rates, foreign currency exchange rates and fuel prices. However, we are taking steps to mitigate these risks.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our long-term debt obligations and our operating lease for Brilliance of the Seas. At December 31, 2009, approximately 43% of our long-term debt was effectively fixed and approximately 57% was floating. We enter into interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense and rent expense.

Market risk associated with our long-term fixed rate debt is the potential increase in fair value resulting from a decrease in interest rates. At December 31, 2009, our interest rate swap agreements effectively changed $350.0 million of fixed rate debt with a fixed rate of 7.25% to LIBOR-based floating rate debt, and €1.0 billion of fixed rate debt with a fixed rate of 5.625% to EURIBOR-based floating rate debt. We have cross currency swap agreements that effectively change €300.0 million of the €1.0 billion floating EURIBOR-based debt to floating LIBOR-based debt. (See Foreign Currency Exchange Rate Risk for further information). The estimated fair value of our long-term fixed rate debt at December 31, 2009, was $5.1 billion using quoted market prices, where available, or using the present value of expected future cash flows which incorporates risk profile. The fair value of our associated interest rate swap and cross currency swap agreements including accrued interest was estimated to be an asset of $229.1 million as of December 31, 2009 based on the present value of expected future cash flows. A hypothetical one percentage point decrease in interest rates at December 31, 2009 would increase the fair value of our long-term fixed rate debt by approximately $95.4 million, net of an increase in the fair value of the associated interest rate swap agreements.

Market risk associated with our long-term floating rate debt is the potential increase in interest expense from an increase in interest rates. A hypothetical one percentage point increase in interest rates would increase our 2010 interest expense by approximately $41.2 million, assuming no change in exchange rates.

Market risk associated with our operating lease for Brilliance of the Seas is the potential increase in rent expense from an increase in sterling LIBOR rates. As of January 2009, we have effectively changed 49% of the operating lease obligation from a floating rate to a fixed rate obligation with a weighted-average rate of 4.76% through rate fixings with the lessor. A hypothetical one percentage point increase in sterling LIBOR rates would increase our 2010 rent expense by approximately $1.5 million, based on the exchange rate at December 31, 2009.

Foreign Currency Exchange Rate Risk

Our primary exposure to foreign currency exchange rate risk relates to our ship construction firm commitments denominated in euros. We enter into euro-denominated forward contracts to manage this risk. The estimated fair value of such euro-denominated forward contracts at December 31, 2009, was estimated to be a liability of $3.3 million, based on the present value of expected future cash flows. At December 31, 2009, approximately 9.0% of the aggregate cost of the ships was exposed to fluctuations in the euro exchange rate. A hypothetical 10% strengthening of the euro as of December 31, 2009, assuming no changes in comparative interest rates, would result in a $38.1 million increase in the United States dollar cost of the foreign currency denominated ship construction contracts exposed to fluctuations in the euro exchange rate.

As discussed above, we have cross currency swap agreements that effectively change €300.0 million of floating EURIBOR-based debt to $389.1 million of floating LIBOR-based debt at December 31, 2009. (See Interest Rate Risk for further information). The estimated fair value of these cross currency swap agreements including accrued interest at December 31, 2009, was an asset of approximately $46.1 million based on the present value of expected future cash flows. A hypothetical 10% strengthening of the euro as of December 31, 2009, assuming no changes in comparative interest rates, would result in a decrease in the fair value of the €300.0 million of floating EURIBOR-based debt by $30.1 million, offset by an increase in the fair value of the cross currency swap agreements of $30.4 million.

Also, we consider our investments in foreign subsidiaries and foreign investments to be denominated in relatively stable currencies and of a long-term nature. We partially address the exposure of our investments in foreign subsidiaries and foreign investments by denominating a portion of our debt in our subsidiaries’ and investments’ functional currencies (generally euros). Specifically, we have assigned debt of approximately €346.8 million and €142.9 million, or approximately $496.8 million and $204.7 million, as a hedge of our net investment in Pullmantur and TUI Cruises, respectively. Accordingly, we have included approximately $2.5 million of foreign-currency transaction losses in the foreign currency translation adjustment component of accumulated other comprehensive income (loss) at December 31, 2009. A hypothetical 10% increase or decrease in the December 31, 2009 foreign currency exchange rate would increase or decrease the fair value of our assigned debt by $57.1 million, which would be offset by a corresponding decrease or increase in the United States dollar value of our net investment.

Our growing international business operations also subject us to an increasing level of foreign currency exchange risk. Movements in foreign currency exchange rates may affect the translated value of our earnings and cash flows associated with our international operations.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the consumption of fuel on our ships. Fuel cost (net of the financial impact of fuel swap agreements), as a percentage of our total revenues, was approximately 10.2% in 2009, 11.1% in 2008 and 8.9% in 2007. We use a range of instruments including fuel swap agreements and fuel call options to mitigate the financial impact of fluctuations in fuel prices. As of December 31, 2009, we had fuel swap agreements to pay fixed prices for fuel with an aggregate notional amount of approximately $680.4 million, maturing through 2012. The fuel swap agreements represent 51% of our projected 2010 fuel requirements, 50% of our projected 2011 fuel requirements and 10% of our projected 2012 fuel requirements. The estimated fair value of these contracts at December 31, 2009 was estimated to be an asset of $122.1 million. As of December 31, 2009, we had fuel call options with exercise prices of $120.00 and $150.00 per barrel for a total of 2.8 million barrels which mature between 2011 and 2012. The fuel call options represent 20% of our projected 2011 fuel requirements and 10% of our projected 2012 fuel requirements. The estimated fair value of these contracts at December 31, 2009 was estimated to be an asset of $10.0 million. We estimate that a hypothetical 10% increase in our weighted-average fuel price from that experienced during the year ended December 31, 2009 would increase our 2010 fuel cost by approximately $29.9 million, net of the impact of fuel swap agreements and fuel call options.

Item 8.	Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Quarterly Selected Financial Data are included beginning on page F-1 of this report.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, our Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report and concluded that those controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009. The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, the independent registered certified public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their report, which is included on page F-2.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 during the quarter ended December 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, including our executive officers and directors. This code of ethics is posted on our website at www.rclinvestor.com.

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
Brian J. Rice
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

February 23, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2010.

/S/ RICHARD D. FAIN
Richard D. Fain
Director, Chairman and Chief Executive Officer
(Principal Executive Officer)

/S/ BRIAN J. RICE
Brian J. Rice
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/S/ HENRY L. PUJOL
Henry L. Pujol
Vice President and Corporate Controller
(Principal Accounting Officer)

/S/ * MORTEN ARNTZEN
Morten Arntzen Director

/S/ * BERNARD W. ARONSON
Bernard W. Aronson Director

/S/ * WILLIAM L. KIMSEY
William L. Kimsey Director

/S/ * LAURA LAVIADA
Laura Laviada Director

/S/ * GERT W. MUNTHE
Gert W. Munthe Director

Eyal M. Ofer Director

/S/ * THOMAS J. PRITZKER
Thomas J. Pritzker Director

/S/ * WILLIAM K. REILLY
William K. Reilly Director

/S/ * BERNT REITAN
Bernt Reitan Director

/S/ * ARNE ALEXANDER WILHELMSEN
Arne Alexander Wilhelmsen Director

*By:	/S/ BRIAN J. RICE
Brian J. Rice, as Attorney-in-Fact

INDEX TO EXHIBITS

Exhibits 10.20 through 10.42 represent management compensatory plans or arrangements.

Exhibit	Description

3.1	— Restated Articles of Incorporation of the Company, as amended (composite) (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3, File No. 333-136186, filed with the Securities and Exchange Commission (the “Commission”)).

3.2	— Restated By-Laws of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 31, 2006).

4.1	— Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York Trust Company, N.A., successor to NationsBank of Georgia, National Association, as Trustee (incorporated by reference to Exhibit 2.4 to the Company’s 1994 Annual Report on Form 20-F filed with the Commission, File No. 1-11884).

4.2	— Fifth Supplemental Indenture dated as of October 14, 1997 to Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 2.10 to the Company’s 1997 Annual Report on Form 20-F filed with the Commission, File No. 1-11884).

4.3	— Sixth Supplemental Indenture dated as of October 14, 1997 to Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 2.11 to the Company’s 1997 Annual Report on Form 20-F filed with the Commission, File No. 1-11884).

4.4	— Seventh Supplemental Indenture dated as of March 16, 1998 to Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 2.12 to the Company’s 1997 Annual Report on Form 20-F filed with the Commission, File No. 1-11884).

4.5	— Eighth Supplemental Indenture dated as of March 16, 1998 to Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 2.13 to the Company’s 1997 Annual Report on Form 20-F filed with the Commission, File No. 1-11884).

4.6	— Ninth Supplemental Indenture dated as of February 2, 2001 to Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 2.10 to the Company’s 2000 Annual Report on Form 20-F filed with the Commission, File No. 1-11884).

4.7	— Twelfth Supplemental Indenture dated as of May 9, 2003 to Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 2.13 to the Company’s 2003 Annual Report on Form 20-F filed with the Commission, File No. 1-11884).

4.8	— Thirteenth Supplemental Indenture dated as of November 21, 2003 to Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 2.14 to the Company’s 2003 Annual Report on Form 20-F filed with the Commission, File No. 1-11884.)

4.9	— Fourteenth Supplemental Indenture dated as of June 12, 2006 to Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.13 to the Company’s 2006 Annual Report on Form 10-K filed with the Commission).

4.10	— Fifteenth Supplemental Indenture dated as of June 12, 2006 to Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.14 to the Company’s 2006 Annual Report on Form 10-K filed with the Commission).

4.11	— Form of Indenture dated as of July 31, 2006 between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 333-136186) filed with the Commission on July 31, 2006).

4.12	— Indenture dated as of January 25, 2007 among the Company, as issuer, The Bank of New York, as trustee, transfer agent, principal paying agent and security registrar, and AIB/BNY Fund Management (Ireland) Limited, as Irish paying agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2007).

4.13	— Form of First Supplemental Indenture dated as of July 6, 2009 between the Company, as issuer, and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 2, 2009).

10.1	— Amended and Restated Registration Rights Agreement dated as of July 30, 1997 among the Company, A. Wilhelmsen AS., Cruise Associates, Monument Capital Corporation, Archinav Holdings, Ltd. and Overseas Cruiseship, Inc. (incorporated by reference to Exhibit 2.20 to the Company’s 1997 Annual Report on Form 20-F filed with the Commission, File No. 1-11884).

10.2	— Credit Agreement dated as of March 27, 2003, amended and restated as of June 29, 2007 among the Company and various financial institutions and Citibank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 3, 2007).

10.3	— Credit Agreement dated as of April 6, 2006, amended as of December 15, 2006, among the Company and various financial institutions and Citibank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 19, 2006 and Exhibit 10.5 to the Company’s 2006 Annual Report on Form 10-K filed with the Commission).

10.4	— Credit Agreement dated as of November 7, 2006 among the Company, various financial institutions and Citibank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 8, 2006).

10.5	— Credit Agreement dated as of March 26, 2007 among the Company and various financial institutions and Citibank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 29, 2007).

10.6	— Credit Agreement dated as of February 6, 2008 among the Company and various financial institutions and Nordea Bank Finland PLC, acting through its New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 11, 2008).

10.7	— Credit Agreement dated as of August 7, 2008 among Celebrity Solstice Inc., KfW IPEX-Bank GmbH, as agent for Euler Hermes Kreditversicherungs AG and administrative agent, and KfW IPEX-Bank GmbH and BNP Paribas S.A., as lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 11, 2008).

10.8	— Credit Agreement dated as of December 19, 2008 among Celebrity Solstice V Inc., KfW IPEX-Bank GmbH, as agent for Euler Hermes Kreditversicherungs AG and administrative agent, and KfW IPEX-Bank GmbH, as lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 24, 2008).

10.9	— Credit Agreement dated as of February 27, 2009 among Celebrity Solstice IV Inc., KfW IPEX-Bank GmbH, as agent for Euler Hermes Kreditversicherungs AG and administrative agent, and KfW IPEX-Bank GmbH, as lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 4, 2009).

10.10	— Credit Agreement dated as of April 15, 2009 among Celebrity Equinox Inc., KfW IPEX-Bank GmbH, as agent for Euler Hermes Kreditversicherungs AG and administrative agent, and KfW IPEX-Bank GmbH, as lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 21, 2009).

10.11	— Credit Agreement dated as of May 7, 2009, amended as of October 9, 2009, among Oasis of the Seas Inc., the Company as guarantor, various financial institutions and BNP Paribas, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 13, 2009 and Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed with the Commission).

10.12	— Credit Agreement dated as of November 26, 2009 among Celebrity Eclipse Inc., KfW IPEX-Bank GmbH, as agent for Euler Hermes Kreditversicherungs AG and administrative agent, and KfW IPEX-Bank GmbH, as lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 2, 2009).

10.13	— Office Building Lease Agreement dated July 25, 1989 between Miami-Dade County and the Company, as amended (incorporated by reference to Exhibits 10.116 and 10.117 to the Company’s Registration Statement on Form F-1, File No. 33-46157, filed with the Commission).

10.14	— Office Building Lease Agreement dated January 18, 1994 between Miami-Dade County and the Company (incorporated by reference to Exhibit 2.13 to the Company’s 1993 Annual Report on Form 20-F filed with the Commission, File No. 1-11884).

10.15	— Lease by and between City of Wichita, Kansas and the Company dated as of December 1, 1997, together with First Supplemental Lease Agreement dated December 1, 2000 (incorporated by reference to Exhibit 4.7 to the Company’s 2002 Annual Report on Form 20-F filed with the Commission).

10.16	— Multi-Tenant Office Lease Agreement dated May 3, 2000 between the Company and Opus Real Estate National IV FL, L.L.C. (formerly Miramar 75, L.L.C.), together with four Amendments thereto dated June 1, 2000, November 20, 2000, October 11, 2001 and September 25, 2003 (incorporated by reference to Exhibit 4.6 to the Company’s 2003 Annual Report on Form 20-F filed with the Commission).

10.17	— Fifth Amendment to Multi-Tenant Office Lease Agreement dated January 26, 2010 between the Company and RT Miramar II, LLC.

10.18	— Lease Agreement dated January 24, 2005, as amended through March 20, 2006, between the Company and RC Springfield 2007, LLC (formerly Workstage-Oregon, LLC) (incorporated by reference to Exhibit 10.7 to the Company’s 2004 Annual Report on Form 10-K filed with the Commission, Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed with the Commission, and Exhibit 10.12 to the Company’s 2007 Annual Report on Form 10-K filed with the Commission).

10.19	— Lease dated August 30, 2006 between DV3 Addlestone Limited, RCL Investments Ltd. (formerly Harmony Investments (Global) Limited) and the Company (incorporated by reference to Exhibit 10.12 to the Company’s 2006 Annual Report on Form 10-K filed with the Commission).

10.20	— Royal Caribbean Cruises Ltd. 2000 Stock Award Plan, as Amended and Restated through September 18, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 8, 2005 and Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 22, 2006).

10.21	— Form of Royal Caribbean Cruises Ltd. 2000 Stock Award Plan Stock Option Certificate - Incentive Stock Options (incorporated by reference to Exhibit 10.34 to the Company’s 2007 Annual Report on Form 10-K filed with the Commission).

10.22	— Form of Royal Caribbean Cruises Ltd. 2000 Stock Award Plan Stock Option Certificate - Non-Qualified Shares (incorporated by reference to Exhibit 10.35 to the Company’s 2007 Annual Report on Form 10-K filed with the Commission).

10.23	— Form of Royal Caribbean Cruises Ltd. 2000 Stock Award Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.36 to the Company’s 2007 Annual Report on Form 10-K filed with the Commission).

10.24	— Royal Caribbean Cruises Ltd. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed with the Commission).

10.25	— Form of Royal Caribbean Cruises Ltd. 2008 Equity Incentive Plan Stock Option Award Agreement – Incentive Options (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 filed with the Commission).

10.26	— Form of Royal Caribbean Cruises Ltd. 2008 Equity Incentive Plan Stock Option Award Agreement – Nonqualified shares (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 filed with the Commission).

10.27	— Form of Royal Caribbean Cruises Ltd. 2008 Equity Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 filed with the Commission).

10.28	— Employment Agreement dated July 25, 2007, amended as of December 19, 2008, between the Company and Richard D. Fain (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed with the Commission and Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2008).

10.29	— Amended and Restated Trust Agreement dated September 21, 2007, amended as of December 19, 2008, between the Company and Northern Trust, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007 filed with the Commission and Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2008).

10.30	— Employment Agreement dated July 25, 2007 between the Company and Adam M. Goldstein (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed with the Commission).

10.31	— Employment Agreement dated July 25, 2007 between Celebrity Cruises Inc. and Daniel J. Hanrahan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed with the Commission).

10.32	— Employment Agreement dated July 25, 2007 between the Company and Brian J. Rice (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed with the Commission.)

10.33	— Employment Agreement dated July 25, 2007 between the Company and Harri U. Kulovaara (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed with the Commission.).

10.34	— Description of consulting arrangement between the Company and William K. Reilly (incorporated by reference to Exhibit 10.16 to the Company’s 2004 Annual Report on Form 10-K filed with the Commission).

10.35	— Royal Caribbean Cruises Ltd. et. al. Board of Directors Non Qualified Deferred Compensation Plan, as amended through November 11, 2008 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on December 8, 2005 and Exhibit 10.25 to the Company’s 2006 Annual Report on Form 10-K filed with the Commission and Exhibit 10.31 to the Company’s 2008 Annual Report on Form 10-K filed with the Commission).

10.36	— Royal Caribbean Cruises Ltd. et. al. Non Qualified Deferred Compensation Plan Rabbi Trust (incorporated by reference to Exhibit 10.18 to the Company’s 2004 Annual Report on Form 10-K filed with the Commission).

10.37	— Royal Caribbean Cruises Ltd. Executive Incentive Plan as amended as of November 11, 2008 (incorporated by reference to Exhibit 10.27 to the Company’s 2006 Annual Report on Form 10-K filed with the Commission and Exhibit 10.34 to the Company’s 2008 Annual Report on Form 10-K filed with the Commission).

10.38	— Royal Caribbean Cruises Ltd. Executive Short-Term Bonus Plan dated as of September 12, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 filed with the Commission).

10.39	— Royal Caribbean Cruises Ltd. et. al. Non Qualified Deferred Compensation Plan, formerly Royal Caribbean Cruises Ltd. et. al. Non Qualified 401(k) Plan, as amended through November 11, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 8, 2005, Exhibit 10.29 to the Company’s 2006 Annual Report on Form 10-K filed with the Commission, Exhibit 10.28 to the Company’s 2007 Annual Report on Form 10-K filed with the Commission, Exhibit 10.29 to the Company’s 2007 Annual Report on Form 10-K filed with the Commission, and Exhibit 10.36 to the Company’s 2008 Annual Report on Form 10-K filed with the Commission).

10.40	— Royal Caribbean Cruises Ltd. Supplemental Executive Retirement Plan as amended through November 11, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 8, 2005, Exhibit 10.31 to the Company’s 2006 Annual Report on Form 10-K filed with the Commission, Exhibit 10.31 to the Company’s 2007 Annual Report on Form 10-K filed with the Commission, Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 filed with the Commission, and Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed with the Commission).

10.41	— Summary of Royal Caribbean Cruises Ltd. Board of Directors Compensation (incorporated by reference to Exhibit 10.39 to the Company’s 2008 Annual Report on Form 10-K filed with the Commission).

10.42	— Cruise Policy effective as of October 3, 2007 for Members of the Board of Directors of the Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 filed with the Commission).

12.1	— Statement regarding computation of fixed charge coverage ratio.

21.1	— List of Subsidiaries.

23.1	— Consent of PricewaterhouseCoopers LLP, an independent registered certified public accounting firm.

23.2	— Consent of Drinker Biddle & Reath LLP.

24.1	— Power of Attorney

31.1	— Certification of Richard D. Fain required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	— Certification of Brian J. Rice required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	— Certification of Richard D. Fain and Brian J. Rice pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

ROYAL CARIBBEAN CRUISES LTD.

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders

of Royal Caribbean Cruises, Ltd.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Royal Caribbean Cruises, Ltd. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Miami, Florida

February 23, 2010

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(in thousands, except per share data)
Passenger ticket revenues	$4,205,709	$4,730,289	$4,427,384
Onboard and other revenues	1,684,117	1,802,236	1,721,755

Total revenues	5,889,826	6,532,525	6,149,139

Cruise operating expenses:
Commissions, transportation and other	1,028,867	1,192,316	1,124,022
Onboard and other	457,772	458,385	405,637
Payroll and related	681,852	657,721	584,081
Food	345,272	342,620	322,996
Fuel	600,203	722,007	546,029
Other operating	957,136	1,030,617	998,933

Total cruise operating expenses	4,071,102	4,403,666	3,981,698
Marketing, selling and administrative expenses	761,999	776,522	783,040
Depreciation and amortization expenses	568,214	520,353	483,066

	5,401,315	5,700,541	5,247,804

Operating Income	488,511	831,984	901,335

Other income (expense):
Interest income	7,016	14,116	20,025
Interest expense, net of interest capitalized	(300,012)	(327,312)	(333,784)
Other (expense) income	(33,094)	54,934	15,829

	(326,090)	(258,262)	(297,930)

Net Income	$162,421	$573,722	$603,405

Basic Earnings per Share:
Net income	$0.76	$2.69	$2.84

Diluted Earnings per Share:
Net income	$0.75	$2.68	$2.82

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2009	2008
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$284,619	$402,878
Trade and other receivables, net	338,804	271,287
Inventories	107,877	96,077
Prepaid expenses and other assets	180,997	125,160
Derivative financial instruments	114,094	81,935

Total current assets	1,026,391	977,337
Property and equipment, net	15,268,053	13,878,998
Goodwill	792,373	779,246
Other assets	1,146,677	827,729

	$18,233,494	$16,463,310

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$756,215	$471,893
Accounts payable	264,554	245,225
Accrued interest	147,547	128,879
Accrued expenses and other liabilities	487,764	687,369
Customer deposits	1,059,524	968,520
Hedged firm commitments	33,426	172,339

Total current liabilities	2,749,030	2,674,225
Long-term debt	7,663,555	6,539,510
Other long-term liabilities	321,192	446,563

Commitments and contingencies (Note 14)

Shareholders’ equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 224,258,247 and 223,899,076 shares issued, December 31, 2009 and December 31, 2008, respectively)	2,243	2,239
Paid-in capital	2,973,495	2,952,540
Retained earnings	4,754,950	4,592,529
Accumulated other comprehensive income (loss)	182,733	(319,936)
Treasury stock (10,308,683 and 11,076,701 common shares at cost, December 31, 2009 and December 31, 2008, respectively)	(413,704)	(424,360)

Total shareholders’ equity	7,499,717	6,803,012

	$18,233,494	$16,463,310

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Operating Activities
Net income	$162,421	$573,722	$603,405
Adjustments:
Depreciation and amortization	568,214	520,353	483,066
Changes in operating assets and liabilities:
(Increase) decrease in trade and other receivables, net	(3,633)	28,150	(122,682)
Increase in inventories	(11,295)	(140)	(19,424)
(Increase) decrease in prepaid expenses and other assets	(3,085)	12,884	(37,650)
Increase in accounts payable	16,424	22,322	23,398
Increase (decrease) in accrued interest	18,668	(3,571)	78,160
Increase in accrued expenses and other liabilities	15,391	39,766	72,035
Increase (decrease) in customer deposits	32,038	(118,541)	184,713
Other, net	49,738	(3,690)	3,673

Net cash provided by operating activities	844,881	1,071,255	1,268,694

Investing Activities
Purchases of property and equipment	(2,477,549)	(2,223,534)	(1,317,381)
Repayment of notes from TUI Travel	—	—	100,000
Cash received on settlement of derivative financial instruments	110,830	269,815	59,392
Loans and equity contributions to unconsolidated affiliates	(181,683)	(52,323)	—
Proceeds from sale of Celebrity Galaxy	290,928	—	—
Proceeds from sale of investment in Island Cruises	—	51,400	—
Other, net	(16,983)	(22,607)	(12,569)

Net cash used in investing activities	(2,274,457)	(1,977,249)	(1,170,558)

Financing Activities
Proceeds from issuance of debt	2,317,158	2,223,402	1,934,979
Debt issuance costs	(61,157)	(23,872)	(10,146)
Repayments of debt	(948,467)	(987,547)	(1,805,798)
Dividends paid	—	(128,045)	(98,298)
Proceeds from exercise of common stock options	569	3,817	19,632
Other, net	4,103	(4,369)	(3,758)

Net cash provided by financing activities	1,312,206	1,083,386	36,611

Effect of exchange rate changes on cash	(889)	(5,298)	(8,483)

Net (decrease) increase in cash and cash equivalents	(118,259)	172,094	126,264
Cash and cash equivalents at beginning of year	402,878	230,784	104,520

Cash and cash equivalents at end of year	$284,619	$402,878	$230,784

Supplemental Disclosures
Cash paid during the year for:
Interest, net of amount capitalized	$288,458	$321,206	$285,206

Non-cash Investing Transactions
We accrued for purchases of property and equipment paid in 2009	$—	$63,857	$—

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	(in thousands)
Balances at January 1, 2007	$2,225	$2,904,041	$3,639,211	$(30,802)	$(423,100)	$6,091,575
Issuance under employee related plans	10	38,894	—	—	(559)	38,345
Common stock dividends	—	—	(127,739)	—	—	(127,739)
Changes related to cash flow derivative hedges	—	—	—	152,523	—	152,523
Change in defined benefit plans	—	—	—	3,500	—	3,500
Foreign currency translation adjustments	—	—	—	(4,266)	—	(4,266)
Net income	—	—	603,405	—	—	603,405

Balances at December 31, 2007	2,235	2,942,935	4,114,877	120,955	(423,659)	6,757,343
Issuance under employee related plans	4	9,605	—	—	(701)	8,908
Common stock dividends	—	—	(96,070)	—	—	(96,070)
Changes related to cash flow derivative hedges	—	—	—	(430,051)	—	(430,051)
Change in defined benefit plans	—	—	—	(2,835)	—	(2,835)
Foreign currency translation adjustments	—	—	—	(8,005)	—	(8,005)
Net income	—	—	573,722	—	—	573,722

Balances at December 31, 2008	2,239	2,952,540	4,592,529	(319,936)	(424,360)	6,803,012
Issuance under employee related plans	4	20,955	—	—	—	20,959
Distribution of Rabbi Trust shares	—	—	—	—	10,656	10,656
Changes related to cash flow derivative hedges	—	—	—	458,220	—	458,220
Change in defined benefit plans	—	—	—	(2,562)	—	(2,562)
Foreign currency translation adjustments	—	—	—	47,011	—	47,011
Net income	—	—	162,421	—	—	162,421

Balances at December 31, 2009	$2,243	$2,973,495	$4,754,950	$182,733	$(413,704)	$7,499,717

Comprehensive income is as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Net income	$162,421	$573,722	$603,405
Changes related to cash flow derivative hedges	458,220	(430,051)	152,523
Change in defined benefit plans	(2,562)	(2,835)	3,500
Foreign currency translation adjustments	47,011	(8,005)	(4,266)

Total comprehensive income	$665,090	$132,831	$755,162

The following tables summarize activity in accumulated other comprehensive income (loss) related to derivatives designated as cash flow hedges, change in defined benefit plans and the foreign currency translation adjustments (in thousands):

	Year Ended December 31,
	2009	2008	2007
Accumulated net (loss) gain on cash flow derivative hedges at beginning of year	$(292,192)	$137,859	$(14,664)
Net gain (loss) on cash flow derivative hedges	376,128	(374,810)	163,444
Net loss (gain) reclassified into earnings	82,092	(55,241)	(10,921)

Accumulated net gain (loss) on cash flow derivative hedges at end of year	$166,028	$(292,192)	$137,859

	Changes related to cash flow derivative hedges	Change in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)
Accumulated other comprehensive loss at beginning of the year	$(292,192)	$(15,574)	$(12,170)	$(319,936)
Current-period change	458,220	(2,562)	47,011	502,669

Accumulated other comprehensive gain at end of year	$166,028	$(18,136)	$34,841	$182,733

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. General

Description of Business

We are a global cruise company. We own five cruise brands, Royal Caribbean International, Celebrity Cruises, Pullmantur, Azamara Club Cruises, and CDF Croisières de France with a combined total of 38 ships at December 31, 2009. Our ships operate on a selection of worldwide itineraries that call on approximately 400 destinations. We also have a 50% investment in a joint venture with TUI AG which operates the brand TUI Cruises. Celebrity Galaxy, a 1,850-berth ship, previously part of Celebrity Cruises, was sold to TUI Cruises to serve as its first ship and has been sailing under the name Mein Schiff since May 2009.

Basis for Preparation of Consolidated Financial Statements

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Estimates are required for the preparation of financial statements in accordance with these principles. Actual results could differ from these estimates. All significant intercompany accounts and transactions are eliminated in consolidation and we include Pullmantur’s results of operations on a two-month lag to allow for more timely preparation of our consolidated financial statements. We consolidate entities over which we have control, usually evidenced by a direct ownership interest of greater than 50% and variable interest entities where we are determined to be the primary beneficiary. For affiliates where significant influence over financial and operating policies exists, usually evidenced by a direct ownership interest from 20% to 50%, the investment is accounted for using the equity method.

Note 2. Summary of Significant Accounting Policies

Revenues and Expenses

Deposits received on sales of passenger cruises are initially recorded as customer deposit liabilities on our balance sheet. Customer deposits are subsequently recognized as passenger ticket revenues, together with revenues from onboard and other goods and services and all associated direct costs of a voyage, upon completion of voyages with durations of ten days or less, and on a pro-rata basis for voyages in excess of ten days.

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

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation of property and equipment is computed using the straight-line method over estimated useful lives of primarily 30 years for ships, net of a 15% projected residual value, and three to 40 years for other property and equipment. Depreciation for assets under capital leases and leasehold improvements is computed using the shorter of the lease term or related asset life. (See Note 5. Property and Equipment.)

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

Goodwill

Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets acquired. We review goodwill for impairment at the reporting unit level annually or, when events or circumstances dictate, more frequently. The impairment review for goodwill consists of a two- step process of first determining the fair value of the reporting unit and comparing it to the carrying value of the net assets allocated to the reporting unit. If the fair value of the reporting unit exceeds the carrying value, no further analysis or write-down of goodwill is required. If the fair value of the reporting unit is less than the carrying value of the net assets, the implied fair value of the reporting unit is allocated to all the underlying assets and liabilities, including both recognized and unrecognized tangible and intangible assets, based on their fair value. If necessary, goodwill is then written down to its implied fair value.

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

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising Costs

Advertising costs are expensed as incurred except those costs which result in tangible assets, such as brochures, which are treated as prepaid expenses and charged to expense as consumed. Advertising costs consist of media advertising as well as brochure, production and direct mail costs. Media advertising was $152.2 million, $152.5 million and $153.4 million, and brochure, production and direct mail costs were $92.0 million, $100.0 million and $99.0 million for the years 2009, 2008 and 2007, respectively.

Derivative Instruments

We enter into various forward, swap and option contracts to manage our interest rate exposure and to limit our exposure to fluctuations in foreign currency exchange rates and fuel prices. These instruments are recorded on the balance sheet at their fair value and the vast majority are designated as hedges. Our derivative instruments are not held for trading or speculative purposes.

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

The foreign-currency transaction gain or loss of our nonderivative financial instruments designated as hedges of our net investment in our foreign operations or investments are recognized as a component of accumulated other comprehensive income (loss) along with the associated foreign currency translation adjustment of the foreign operation.

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

Foreign Currency Translations and Transactions

We translate assets and liabilities of our foreign subsidiaries whose functional currency is the local currency, at exchange rates in effect at the balance sheet date. We translate revenues and expenses at weighted-average exchange rates for the period. Equity is translated at historical rates and the resulting foreign currency translation adjustments are included as a component of accumulated other comprehensive income (loss), which is reflected as a separate component of shareholders’ equity. Exchange gains or losses arising from the remeasurement of monetary assets and liabilities denominated in a currency other than the functional currency of the entity involved are immediately included in our earnings, unless certain liabilities have been designated to act as a hedge of a net investment in a foreign operation or investment. The majority of our transactions are settled in United States dollars. Gains or losses resulting from transactions denominated in other currencies are recognized in income at each balance sheet date. Exchange gains and (losses) were ($21.1) million, $23.0 million and ($6.7) million for the years 2009, 2008 and 2007, respectively, and were recorded in other (expense) income.

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share incorporates the incremental shares issuable upon the assumed exercise of stock options and conversion of potentially dilutive securities. In addition, net income is adjusted to add back the amount of interest recognized in the period associated with convertible dilutive securities. (See Note 10. Earnings Per Share.)

Stock-Based Employee Compensation

We measure and recognize compensation expense at the fair value of employee stock awards. Compensation expense for awards and the related tax effects are recognized as they vest. We use the estimated amount of expected forfeitures to calculate compensation costs for all outstanding awards.

Segment Reporting

We operate five cruise brands, Royal Caribbean International, Celebrity Cruises, Pullmantur, Azamara Club Cruises and CDF Croisières de France. The brands have been aggregated as a single reportable segment based on the similarity of their economic characteristics as well as products and services provided.

Information by geographic area is shown in the table below. Passenger ticket revenues are attributed to geographic areas based on where the reservation originates.

	2009	2008	2007
Passenger ticket revenues:
United States	54%	60%	63%
All other countries	46%	40%	37%

Recent Accounting Pronouncements

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

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On January 1, 2009, we adopted authoritative guidance which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under the standard and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. See Note 13. Fair Value Measurements and Derivative Instruments for our disclosures required under this guidance.

On January 1, 2008, we adopted authoritative guidance for fair value measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value in the financial statements. In February 2008, we adopted authoritative guidance, which allowed for the delay of the effective date of the authoritative guidance for fair value measurements for one year for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. This guidance became effective for us as of January 1, 2009, and the adoption did not have a material impact on our consolidated financial statements. See Note 13. Fair Value Measurements and Derivative Instruments for our disclosures required under this guidance.

On April 1, 2009, we adopted authoritative guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of this guidance did not have a material impact on our consolidated financial statements. See Note 16. Subsequent Events for our disclosures required under this guidance.

In June 2009, the FASB issued authoritative guidance which eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This guidance will be effective for our fiscal year 2010 interim and annual consolidated financial statements and the adoption will not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued authoritative guidance which eliminates exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. This guidance also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. This guidance will be effective for our fiscal year 2010 interim and annual consolidated financial statements and the adoption will not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued authoritative guidance which requires enhanced disclosures for fair value measurements. Entities are required to separately disclose the amounts and reasons of significant transfers in and out of the first two levels of the fair value hierarchy. Entities are also required to separately present information about purchases, sales, issuances, and settlements of fair value measurements within the third level of the fair value hierarchy. This guidance will be effective for our fiscal year 2010 and 2011 interim and annual consolidated financial statements and the relevant disclosures will be added at such time.

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications

Reclassifications have been made to prior year cash flow amounts to conform to the current year presentation.

Note 3. Goodwill

In 2009, 2008 and 2007, we completed our annual goodwill impairment test and determined there was no impairment. The carrying amount of goodwill attributable to our Royal Caribbean International and the Pullmantur reporting units was as follows (in thousands):

	Royal Caribbean International	Pullmantur	Total
Balance at December 31, 2007	283,723	514,068	797,791
Foreign currency translation adjustment	—	(18,545)	(18,545)

Balance at December 31, 2008	$283,723	$495,523	$779,246

Foreign currency translation adjustment	—	13,127	13,127

Balance at December 31, 2009	$283,723	$508,650	$792,373

We performed our annual impairment review for goodwill during the fourth quarter of 2009. We determined the fair value of our two reporting units which include goodwill, Royal Caribbean International and Pullmantur, using a probability-weighted discounted cash flow model. The principal assumptions used in the discounted cash flow model are projected operating results, weighted-average cost of capital, and terminal value. Cash flows were calculated using our 2010 projected operating results as a base. To that base we added future years’ cash flows assuming multiple revenue and expense scenarios that reflect the impact on each reporting unit of different global economic environments beyond 2010. We assigned a probability to each revenue and expense scenario.

We discounted the projected cash flows using rates specific to each reporting unit based on their respective weighted-average cost of capital. Based on the probability-weighted discounted cash flows of each reporting unit we determined the fair values of Royal Caribbean International and Pullmantur exceeded their carrying values. Therefore, we did not proceed to step two of the impairment analysis and we do not consider goodwill to be impaired.

In performing our asset impairment analysis, we considered the fact that at December 31, 2009, the book value of our shareholders’ equity exceeded our market capitalization. We did not consider this to be determinative given that our market capitalization increased approximately 85% during 2009 and given the still highly uncertain economic outlook of the United States and other countries in which we operate.

The estimation of fair value utilizing discounted expected future cash flows includes numerous uncertainties which require our significant judgment when making assumptions of expected revenues, operating costs, marketing, selling and administrative expenses, interest rates, ship additions and retirements as well as assumptions regarding the cruise vacation industry competition and general economic and business conditions, among other factors. If there is a material change in the assumptions used in our determination of fair values or if there is a material change in the conditions or circumstances influencing fair value, we could be required to recognize a material impairment charge. For example, the Spanish economy has been harder impacted than most other economies around the world where we trade and there is significant uncertainty as to whether or when it will recover. If that economy weakens more than contemplated in our discounted cash flow model, that could trigger an impairment charge.

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4. Intangible Assets

Intangible assets consist of the following (in thousands):

	2009	2008
Indefinite-life intangible asset – Pullmantur trademarks and trade names	$235,610	$246,014
Foreign currency translation adjustment	5,953	(10,404)

Total	$241,563	$235,610

We performed the annual impairment review of our trademarks and trade names during the fourth quarter of 2009 using a discounted cash flow model and the relief-from-royalty method. The royalty rate used is based on comparable royalty agreements in the tourism and hospitality industry. We used the same discount rate used in valuing the Pullmantur reporting unit in our goodwill impairment test. Based on the discounted cash flow model we determined the fair value of our trademarks and trade names exceeded their carrying value. If there is a material change in the assumptions used in our determination of fair values or if there is a material change in the conditions or circumstances influencing fair value, we could be required to recognize a material impairment charge. For example, the Spanish economy has been harder impacted than most other economies around the world where we trade and there is significant uncertainty as to whether or when it will recover. If that economy weakens more than contemplated in our discounted cash flow model, that could trigger an impairment charge.

Finite-life intangible assets and related accumulated amortization are immaterial to our 2009, 2008, and 2007 consolidated financial statements.

Note 5. Property and Equipment

Property and equipment consists of the following (in thousands):

	2009	2008
Land	$16,688	$16,288
Ships	18,101,001	16,214,832
Ships under construction	562,530	749,822
Other	880,188	862,129

	19,560,407	17,843,071
Less — accumulated depreciation and amortization	(4,292,354)	(3,964,073)

	$15,268,053	$13,878,998

Ships under construction include progress payments for the construction of new ships as well as planning, design, interest, commitment fees and other associated costs. We capitalized interest costs of $41.1million, $44.4 million and $39.9 million for the years 2009, 2008 and 2007, respectively.

We sold Oceanic for $14.5 million. The sale resulted in an immaterial gain.

Atlantic Star is currently not in operation. We have plans to sell the ship and therefore have classified the ship as held for sale in 2009. As a result, we transferred the net book value of $49.6 million to prepaid expenses and other assets within our consolidated balance sheet. We recognized a charge of $7.0 million to reduce the carrying value of the ship to its fair value less cost to sell. This amount is recorded within other operating expenses in our consolidated statements of operations.

Note 6. Other Assets and Other Liabilities

Variable Interest Entities

Authoritative guidance for consolidation addresses consolidation by business enterprises of Variable Interest Entities (“VIEs”), which are entities in which the equity investors have not provided enough equity to finance its activities or the equity investors (1) cannot directly or indirectly make decisions about the entity’s activities through their voting rights or similar rights; (2) do not have the obligation to absorb the expected losses of the entity; (3) do not have the right to receive the expected residual returns of the entity; or (4) have voting rights that are not proportionate to their economic interests and the entity’s activities involve or are conducted on behalf of an investor with a disproportionately small voting interest.

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have determined that our 40% minority interest in a ship repair and maintenance facility which we initially invested in 2001, is a VIE. The facility serves cruise and cargo ships, oil and gas tankers, and offshore units. We utilize this facility, among other ship repair facilities, for our regularly scheduled drydocks and certain emergency repairs as may be required. As of December 31, 2009, our investment in this entity including equity and loans, which is also our maximum exposure to loss as we are not contractually required to provide any financial or other support to the facility, was approximately $66.2 million and was included within other assets in our consolidated balance sheets. Of this amount, $26.1 million was invested in 2008 as part of an expansion of the facility. We have determined we are not the primary beneficiary as we would not absorb a majority of the facility’s expected losses nor receive a majority of the facility’s residual returns. Accordingly, we do not consolidate this entity and account for this investment under the equity method of accounting.

In conjunction with our acquisition of Pullmantur, we obtained a 49% minority interest in Pullmantur Air, S.A. (“Pullmantur Air”), a small air business that operates three aircrafts in support of Pullmantur’s operations. We have determined Pullmantur Air is a VIE for which we are the primary beneficiary as we are obligated to absorb its losses. In accordance with authoritative guidance, we have consolidated the assets and liabilities of Pullmantur Air. The assets and liabilities of Pullmantur Air are immaterial to our December 31, 2009 and 2008 consolidated financial statements.

We have determined that our 50% interest in the TUI Cruises GmbH joint venture with TUI AG, which operates the brand TUI Cruises, is a variable interest entity. In March 2009, we sold Celebrity Galaxy to TUI Cruises for €224.4 million or $290.9 million to serve as its first ship, which began sailing in May 2009. Concurrently with entering into the agreement to sell Celebrity Galaxy, we executed certain forward exchange contracts to lock in the sales price at approximately $315.0 million. Due to the related party nature of this transaction, we deferred the entire gain on the sale of $35.9 million and will recognize this amount over the remaining life of the ship estimated to be 23 years. We and TUI AG each invested €112.2 million or $145.5 million in the joint venture to fund the ship’s purchase. As of December 31, 2009, our investment in this entity which is substantially our maximum exposure to loss, was approximately $203.5 million and was included within other assets in the consolidated balance sheet. We have determined that we are not the primary beneficiary of this joint venture as we would not absorb the majority of TUI Cruises’ expected losses nor receive a majority of TUI Cruises’ residual returns. Accordingly, we do not consolidate this entity and account for this investment under the equity method of accounting.

Other

During 2009, we recorded an out of period adjustment of approximately $12.3 million to correct an error in the calculation of our deferred tax liability. We reduced the deferred tax liability to reflect a change in the enacted Spanish statutory tax rate used to calculate the liability in 2006 which was identified during 2009. Because the adjustment, both individually and in the aggregate, was not material to any of the prior years’ financial statements, and the impact of correcting the adjustment in the current year is not material to the full year 2009 financial statements, we recorded the correction of this adjustment in the financial statements in the third quarter of 2009. This amount was recognized within other income (expense) in our consolidated statements of operations.

During 2007, we received proceeds from the repayment of $100.0 million of notes from TUI Travel, which we purchased in March 2006.

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7. Long-Term Debt

Long-term debt consists of the following (in thousands):

	2009	2008
$1.225 billion unsecured revolving credit facility, LIBOR plus 1.05%, currently 1.33% and a facility fee of 0.25%, due 2012	$650,000	$600,000
Unsecured senior notes and senior debentures, 6.88% to 11.88%, due 2010 through 2016, 2018 and 2027	2,784,552	2,520,575
€1.0 billion unsecured senior notes, 5.63%, due 2014	1,526,126	1,463,785
$300 million unsecured term loan, LIBOR plus 0.8%, currently 1.05%, due through 2010	50,000	200,000
Unsecured term loans, LIBOR plus 3.0%, currently 3.25%, due 2011	100,000	200,000
$225 million unsecured term loan, LIBOR plus 2.0%, currently 2.25%, due through 2012	96,390	128,543
$570 million unsecured term loan, 4.45%, due through 2013	285,000	366,429
$589 million unsecured term loan, 4.89%, due through 2014	378,643	462,786
$530 million unsecured term loan, LIBOR plus 0.72%, currently 1.32%, due through 2015	416,429	492,143
$519 million unsecured term loan, LIBOR plus 0.45%, currently 1.03%, due through 2020	475,884	519,146
[1]$420 million unsecured term loan, 5.41%, due through 2021	420,000	—
[1]$420 million unsecured term loan, LIBOR plus 3.0%, currently 3.58%, due through 2021	420,000	—
[1]€159.4 million unsecured term loan, EURIBOR plus 2.25%, currently 3.27%, due through 2021	228,398	—
$524.5 million unsecured term loan, LIBOR plus 0.5%, currently 1.47%, due through 2021	524,500	—
$7.3 million unsecured term loan, 8.0%, due through 2022	6,868	6,179
Capital lease obligations	56,980	51,817

	8,419,770	7,011,403
Less — current portion	(756,215)	(471,893)

Long-term portion	$7,663,555	$6,539,510

[1]	Correspond to the Oasis of the Seas unsecured term loan. Facility is shown separately to illustrate different terms.

During 2009, we issued $300.0 million of 11.88% senior unsecured notes due 2015 at a price of 97.40% of par. The net proceeds from the offering were used to repay $285.0 million outstanding under our unsecured revolving credit facility.

During 2009, we took delivery of Celebrity Equinox. To finance the purchase, we drew in full $524.5 million of an unsecured term loan which is 95% guaranteed by Hermes, the official export credit agency of Germany. The loan has a 12-year life with semi-annual amortization, and bears interest at LIBOR plus a margin of 50 basis points, currently approximately 1.47%.

During 2009, we took delivery of Oasis of the Seas. To finance the purchase, we drew in full $840.0 million and €159.4 million of an unsecured term loan which is 95% guaranteed by Finnvera, the official export credit agency of Finland. The loan amortizes over 12 years. With respect to 60% of the financing, the lenders have the ability to opt-out after six years. Approximately $420.0 million of the facility is at a fixed interest rate of approximately 5.41% (inclusive of the applicable margin); approximately $420.0 million of the facility is at a floating interest rate of LIBOR plus 3.00%, currently 3.58%; and approximately €159.4 million of the facility is at a floating rate of EURIBOR plus 2.25%, currently 3.27%.

During 2009, we entered into a credit agreement based on terms originally agreed to in August 2006 providing financing for Celebrity Eclipse, which is scheduled for delivery in the second quarter of 2010. The credit agreement provides for an unsecured term loan for up to 80% of the purchase price of the vessel which will be 95% guaranteed by Hermes, the official credit agency of Germany and will be funded at delivery. The loan will have a 12-year life with semi-annual amortization, and will bear interest at LIBOR plus a margin of 0.37%.

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2009, we arranged commitments for unsecured financing in the amount of $1.1 billion or up to 80% of the contract price of Allure of the Seas. The facility will be 95% guaranteed by Finnvera, the official export credit agency of Finland and will be funded at delivery. The loan will have a 12-year life with semi-annual amortization and the lenders have the ability to opt-out after seven years. We have an option of a floating or fixed rate of interest. We will be required to secure Allure of the Seas if at the time we draw down on our loan to purchase the vessel our senior debt is rated below BB- by Standard & Poor’s or below Ba3 by Moody’s. The commitments are subject to customary funding conditions.

During 2009, we entered into a credit agreement based on terms originally agreed to in June 2007 providing financing for Celebrity Silhouette which is scheduled for delivery in the third quarter of 2011. The credit agreement provides for an unsecured term loan for up to 80% of the purchase price of the vessel which will be 95% guaranteed by Hermes, the official export credit agency of Germany and will be funded at delivery. The loan will have a 12-year life with semi-annual amortization, and will bear interest at a fixed rate of 5.82% (inclusive of the applicable margin).

Under certain of our agreements, the contractual interest rate and commitment fee vary with our debt rating. During 2009, our senior debt credit rating was lowered to BB- with a negative outlook by Standard and Poor’s and to Ba3 with a negative outlook by Moody’s (our corporate credit rating is Ba2 with a negative outlook). The cumulative impact to interest expense in 2009 as a result of these downgrades was not material to our results of operations.

The unsecured senior notes and senior debentures are not redeemable prior to maturity.

Our financing agreements contain covenants that require us, among other things, to maintain minimum net worth and a fixed charge coverage ratio and limit our net debt-to-capital ratio. Our minimum net worth and maximum net debt-to-capital calculations exclude the impact of accumulated other comprehensive income (loss) on total shareholders’ equity. The fixed charge coverage ratio is calculated by dividing net cash from operations for the past four quarters by the sum of dividend payments plus scheduled principal debt payments in excess of any new financings for the past four quarters (“fixed charges”). We are currently in compliance with all debt covenants. As of December 31, 2009, our net worth was $7.3 billion compared with a minimum requirement of $5.2 billion, our net-debt-to-capital was 52.7% compared to a maximum limit of 62.5% and our fixed charge coverage ratio exceeded the minimum requirement of 1.25x as our fixed charges for the period were $0.00.

Following is a schedule of annual maturities on long-term debt including capital leases as of December 31, 2009 for each of the next five years (in thousands):

Year
2010	$756,215
2011	1,056,081
2012	1,103,833
2013	1,278,561
2014	1,822,917
Thereafter	2,402,163

$8,419,770

Note 8. Shareholders’ Equity

We declared cash dividends on our common stock of $0.15 per share in the first three quarters of 2008 and each of the quarters of 2007. Commencing in the fourth quarter 2008 our board of directors discontinued the quarterly dividends.

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9. Stock-Based Employee Compensation

We have four stock-based compensation plans, which provide for awards to our officers, directors and key employees. The plans consist of a 1990 Employee Stock Option Plan, a 1995 Incentive Stock Option Plan, a 2000 Stock Award Plan, and a 2008 Equity Plan. The 1990 Stock Option Plan and the 1995 Incentive Stock Option Plan terminated by their terms in March 2000 and February 2005, respectively. The 2000 Stock Award Plan, as amended, and the 2008 Equity Plan provide for the issuance of (i) incentive and non-qualified stock options, (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units and (v) up to 13,000,000 performance shares of our common stock for the 2000 Stock Award Plan and up to 5,000,000 performance shares of our common stock for the 2008 Equity Plan. During any calendar year, no one individual shall be granted awards of more than 500,000 shares. Options and restricted stock units outstanding as of December 31, 2009 vest in equal installments over four to five years from the date of grant. Generally, options and restricted stock units are forfeited if the recipient ceases to be a director or employee before the shares vest. Options are granted at a price not less than the fair value of the shares on the date of grant and expire not later than ten years after the date of grant.

We also provide an Employee Stock Purchase Plan to facilitate the purchase by employees of up to 800,000 shares of common stock in the aggregate. Offerings to employees are made on a quarterly basis. Subject to certain limitations, the purchase price for each share of common stock is equal to 90% of the average of the market prices of the common stock as reported on the New York Stock Exchange on the first business day of the purchase period and the last business day of each month of the purchase period. Shares of common stock of 65,005, 36,836 and 20,759 were issued under the ESPP at a weighted-average price of $12.78, $20.97 and $37.25 during 2009, 2008 and 2007, respectively.

Under the chief executive officer’s employment agreement we contributed 10,086 shares of our common stock quarterly, to a maximum of 806,880 shares, to a trust on his behalf. In January 2009, the employment agreement and related trust agreement were amended. Consequently, 768,018 shares were distributed from the trust and future quarterly share distributions are issued directly to the chief executive officer.

Total compensation expenses recognized for employee stock-based compensation for the year ended December 31, 2009 was $16.8 million. Of this amount, $16.2 million was included within marketing, selling and administrative expenses and $0.6 million was included within payroll and related expenses. Total compensation expense recognized for employee stock-based compensation for the year ended December 31, 2008 was $5.7 million. Of this amount, $6.4 million, which included a benefit of approximately $8.2 million due to a change in the employee forfeiture rate assumption was included within marketing, selling and administrative expenses and income of $0.7 million was included within payroll and related expenses which also included a benefit of approximately $1.0 million due to the change in the forfeiture rate. Total compensation expenses recognized for employee stock-based compensation for the year ended December 31, 2007 was $19.0 million. Of this amount, $16.3 million was included within marketing, selling and administrative expenses and $2.7 million was included within payroll and related expenses.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The estimated fair value of stock options, less estimated forfeitures, is amortized over the vesting period using the graded-vesting method. The assumptions used in the Black-Scholes option-pricing model are as follows:

	2009	2008	2007

Dividend yield	0.0%	1.9%	1.3%
Expected stock price volatility	55.0%	31.4%	28.0%
Risk-free interest rate	1.8%	2.8%	4.8%
Expected option life	5 years	5 years	5 years

Expected volatility was based on a combination of historical and implied volatilities. The risk-free interest rate is based on United States Treasury zero coupon issues with a remaining term equal to the expected option life assumed at the date of grant. The expected term was calculated based on historical experience and represents the time period options actually remain outstanding. We estimate forfeitures based on historical pre-vesting forfeiture rates and revise those estimates as appropriate to reflect actual experience. In 2008, we increased our estimated forfeiture rate from 4% for options and 8.5% for restricted stock units to 20% to reflect changes in employee retention rates.

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock options activity and information about stock options outstanding are summarized in the following tables:

Stock Options Activity	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value[1]
			(years)	(in thousands)
Outstanding at January 1, 2009	6,646,159	$34.44	5.38	$2,933
Granted	1,829,720	$7.63
Exercised	(49,076)	$11.60
Canceled	(958,309)	$37.47

Outstanding at December 31, 2009	7,468,494	$27.77	5.92	$44,047

Vested and expected to vest at December 31, 2009	6,607,307	$28.97	5.55	$35,243
Options Exercisable at December 31, 2009	4,019,727	$33.18	3.64	$12,741

[1]	The intrinsic value represents the amount by which the fair value of stock exceeds the option exercise price as of December 31, 2009.

The weighted-average estimated fair value of stock options granted was $3.68, $8.72 and $12.93 during the years ended December 31, 2009, 2008 and 2007, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2009, 2008 and 2007 was $0.5 million, $2.0 million and $16.8 million, respectively. As of December 31, 2009, there was approximately $5.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under our stock incentive plans which is expected to be recognized over a weighted-average period of 1.4 years.

Restricted stock units are converted into shares of common stock upon vesting on a one-for-one basis. The cost of these awards is determined using the fair value of our common stock on the date of the grant, and compensation expense is recognized over the vesting period. Restricted stock activity is summarized in the following table:

Restricted Stock Activity	Number of Awards	Weighted- Average Grant Date Fair Value

Non-vested share units at January 1, 2009	862,734	$36.24
Granted	926,827	$7.68
Vested	(259,291)	$38.26
Canceled	(32,053)	$34.48

Non-vested share units expected to vest at December 31, 2009	1,498,217	$18.26

The weighted-average estimated fair value of restricted stock units granted during the year ended December 31, 2008, and 2007 were $36.24 and $44.43, respectively. As of December 31, 2009, we had $6.7 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock unit grants, which will be recognized over the weighted-average period of 1.6 years.

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10. Earnings Per Share

A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Year Ended December 31,
	2009	2008	2007

Net income for basic and diluted earnings per share	$162,421	$573,722	$603,405

Weighted-average common shares outstanding	213,809	213,477	212,784
Dilutive effect of stock options and restricted stock awards	1,486	718	1,471
Diluted weighted-average shares outstanding	215,295	214,195	214,255

Basic earnings per share:
Net income	$0.76	$2.69	$2.84

Diluted earnings per share:
Net income	$0.75	$2.68	$2.82

Diluted earnings per share did not include options to purchase 5.0 million, 5.3 million and 2.8 million shares for each of the years ended December 31, 2009, 2008 and 2007, respectively, because the effect of including them would have been antidilutive.

Note 11. Retirement Plan

We maintain a defined contribution pension plan covering full-time shoreside employees who have completed the minimum period of continuous service. Annual contributions to the plan are based on fixed percentages of participants’ salaries and years of service, not to exceed certain maximums. Pension expenses were $13.6 million, $17.3 million and $15.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Note 12. Income Taxes

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

Income tax expense for items not qualifying under Section 883 or under tonnage tax regimes, and for the remainder of our subsidiaries was not significant for the years ended December 31, 2009, 2008 and 2007.

We do not expect to incur income taxes on future distributions of undistributed earnings of foreign subsidiaries. Consequently, no deferred income taxes have been provided for the distribution of these earnings.

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13. Fair Value Measurements and Derivative Instruments

Fair Value Measurements

The Company uses quoted prices in active markets when available to determine the fair value of its financial instruments. The estimated fair value of our financial instruments that are not measured at fair value on a recurring basis are as follows (in thousands):

	At December 31, 2009	At December 31, 2008

Long-term debt (including current portion of long-term debt)	$7,744,915	$5,132,547

Long-Term Debt

The fair values of our senior notes and senior debentures were estimated by obtaining quoted market prices. The fair values of all other debt were estimated using the present value of expected future cash flows which incorporates our risk profile.

Other Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value at December 31, 2009 and December 31, 2008.

In addition, assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy.

The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2009 Using				Fair Value Measurements at December 31, 2008 Using
Description	Total	Level 1[1]	Level 2[2]	Level 3[3]	Total	Level 1[1]	Level 2[2]	Level 3[3]

Assets:
Derivative financial instruments[4]	$385,760	—	375,762	9,998	$284,175	—	284,175	—

Investments[5]	$8,923	8,923	—	—	$14,238	14,238	—	—

Total Assets	$394,683	$8,923	$375,762	$9,998	$298,413	$14,238	$284,175	$—

Liabilities:
Derivative financial instruments[6]	$79,337	—	79,337	—	$360,941	—	360,941	—

Total Liabilities	$79,337	$—	$79,337	$—	$360,941	$—	$360,941	$—

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents information about the Company’s long-lived assets held for sale recorded at fair value on a nonrecurring basis (in thousands):

	Fair Value Measurements at December 31, 2009 Using
Description	Total	Level 1[1]	Level 2[7]	Level 3[3]	Total Gains (Losses)

Long-lived assets held for sale[8]	$52,252	—	$52,252	—	$(6,972)

1.	Inputs based on quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Valuation of these items does not entail a significant amount of judgment.
2.	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Fair value is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms such as maturity, as well as other inputs such as exchange rates, fuel types, fuel curves, interest rate yield curves, creditworthiness of the counterparty and the Company.
3.	Fair value for fuel call options is derived using standard option pricing models with inputs based on the options’ contract terms, such as exercise price and maturity, and data either readily available or derived from public market information, such as fuel curves, volatility levels and discount rates. Categorized as Level 3 because certain inputs (principally volatility) are unobservable.
4.	Consists of foreign currency forward contracts, interest rate, cross currency, fuel swaps and fuel call options.
5.	Consists of exchange-traded equity securities and mutual funds.
6.	Consists of fuel swaps and foreign currency forward contracts.
7.	Inputs based on a quoted price in an active market adjusted for the condition of the asset.
8.	Consists of the fair value of the Atlantic Star and the loss recognized during the period to reduce the carrying value to its fair value less cost to sell.

Long-lived assets held for sale with a carrying amount of $56.6 million, were written down to their fair value of $52.3 million, less cost to sell of $2.7 million (or $49.6 million), resulting in a loss of $7.0 million which was recognized in our consolidated statements of operations. Long-lived assets held for sale are reported within prepaid expenses and other assets in our consolidated balance sheet.

The following table presents a reconciliation of the Company’s fuel call options’ beginning and ending balances as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Fuel Options

Balance at January 1, 2009	$—
Total gains or losses (realized / unrealized)

Included in other (expense) income	(2,538)
Included in comprehensive income	—
Purchases, issuances, and settlements	12,536
Transfers in and/or out of Level 3	—

Balance at December 31, 2009	$9,998

The amount of total gains or losses for the period included in other (expense) income attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(2,538)

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reported fair values are based on a variety of factors and assumptions. Accordingly, the fair values may not represent actual values of the financial instruments and long-lived assets that could have been realized as of December 31, 2009 or December 31, 2008, or that will be realized in the future and do not include expenses that could be incurred in an actual sale or settlement.

Concentrations of Credit Risk

We monitor concentrations of credit risk associated with financial and other institutions with which we conduct significant business. Our exposure under foreign currency contracts, fuel call options, interest rate and fuel swap agreements that are in-the-money are limited to the cost of replacing the contracts in the event of non-performance by the counterparties to the contracts, all of which are currently our lending banks. To minimize this risk, we select counterparties with credit risks acceptable to us and we limit our exposure to an individual counterparty. Credit risk, including but not limited to counterparty nonperformance under derivative instruments, our revolving credit facility and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions and insurance companies with which we have long-term relationships and have credit risks acceptable to us or the credit risk is spread out among a large number of counterparties. We do not anticipate nonperformance by any of our significant counterparties. In addition, we have established guidelines regarding credit ratings and instrument maturities that we follow to maintain safety and liquidity. We do not normally require collateral or other security to support credit relationships; however, in certain circumstances this option is available to us. We normally require guarantees to support new ship progress payments to shipyards.

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

We enter into various forward, swap and option contracts to manage our interest rate exposure and to limit our exposure to fluctuations in foreign currency exchange rates and fuel prices. These instruments are recorded on the balance sheet at their fair value and the vast majority are designated as hedges. We also have non-derivative financial instruments designated as hedges of our net investment in our foreign operations and investments.

At inception of the hedge relationship, a derivative instrument that hedges the exposure to changes in the fair value of a firm commitment or a recognized asset or liability is designated as a fair value hedge. A derivative instrument that hedges a forecasted transaction or the variability of cash flows related to a recognized asset or liability is designated as a cash flow hedge.

Changes in the fair value of derivatives that are designated as fair value hedges are offset against changes in the fair value of the underlying hedged assets, liabilities or firm commitments. Changes in fair value of derivatives that are designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) until the underlying hedged transactions are recognized in earnings. The foreign-currency transaction gain or loss of our nonderivative financial instrument designated as a hedge of our net investment in our foreign operations and investments are recognized as a component of accumulated other comprehensive income (loss) along with the associated foreign currency translation adjustment of the foreign operation.

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our long-term debt obligations including future interest payments. At December 31, 2009, approximately 43% of our long-term debt was effectively fixed and approximately 57% was floating. We enter into interest rate and cross currency swap agreements to modify our exposure to interest rate movements and to manage our interest expense. We assess the risk that changes in interest rates will have either on the fair value of debt obligations or on the amount of future interest payments by monitoring changes in interest rate exposures and by evaluating hedging opportunities.

Market risk associated with our long-term fixed rate debt is the potential increase in fair value resulting from a decrease in interest rates. We enter into interest rate swap agreements that effectively convert a portion of our fixed-rate debt to a floating-rate basis to manage this risk. At December 31, 2009 our interest rate swap agreements effectively changed $350.0 million of debt with a fixed rate of 7.25% to LIBOR-based floating rate debt, and €1.0 billion of debt with a fixed rate of 5.625% to EURIBOR-based floating rate. In addition, at December 31, 2009 we had cross currency swap agreements that effectively changed €300.0 million of the €1.0 billion floating EURIBOR-based debt to $389.1 million of floating LIBOR-based debt.

Our interest rate swaps and cross currency swap agreements are accounted for as fair value hedges. During the year ended December 31, 2009, we recognized in earnings, a net loss of approximately $9.4 million which represented the total ineffectiveness of the fair value hedges pertaining to interest rate and cross currency swaps. This amount includes an out of period adjustment of approximately $7.1 million which represents the cumulative reduction in the fair value of certain interest rate swaps during 2007 and 2008 due to an error in data embedded in the software we use to assist with calculating the fair value of our interest rate swaps. Because the adjustment, both individually and in the aggregate, was not material to any of the prior years’ financial statements, and the impact of correcting the adjustment in the current year is not material to the full year 2009 financial statements, we recorded the correction of this adjustment in the financial statements in the first quarter of 2009.

The notional amount of outstanding debt related to interest rate swaps as of December 31, 2009 was $1.8 billion. The notional amount of outstanding debt related to cross currency swaps as of December 31, 2009 was $389.1 million.

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Exchange Rate Risk

Our primary exposure to foreign currency exchange rate risk relates to our ship construction firm commitments denominated in euros and a portion of our euro-denominated debt. We enter into euro-denominated forward contracts to manage our exposure to movements in foreign currency exchange rates. As discussed above, we also have cross currency swap agreements that effectively change €300.0 million of floating EURIBOR-based debt to $389.1 million of floating LIBOR-based debt at December 31, 2009. Approximately 9.0% of the aggregate cost of the ships was exposed to fluctuations in the euro exchange rate at December 31, 2009. The vast majority of our foreign exchange contracts are accounted for as fair value or cash flow hedges depending on the designation of the related hedge.

The notional amount of outstanding foreign exchange contracts as of December 31, 2009 was $3.4 billion.

We consider our investments in our foreign subsidiaries and foreign investments to be denominated in relatively stable currencies and of a long-term nature. We partially address the exposure of our investments in foreign subsidiaries and foreign investments by denominating a portion of our debt in our subsidiaries’ and investments’ functional currencies (generally euros). Specifically, we have assigned debt of approximately €346.8 million and €142.9 million, or approximately $496.8 million and $204.7 million, as a hedge of our net investment in Pullmantur and TUI Cruises, respectively.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the consumption of fuel on our ships. We use fuel swap agreements and fuel call options to mitigate the financial impact of fluctuations in fuel prices. As of December 31, 2009, we have entered into fuel swap agreements, on approximately 687,000 metric tons of our projected 2010 fuel purchases, 716,000 metric tons of our projected 2011 fuel purchases and 147,000 metric tons of our projected 2012 fuel purchases. The fuel swap agreements represent 51% of our projected 2010 fuel requirements, 50% of our projected 2011 fuel requirements and 10% of our projected 2012 fuel requirements. Additionally, as of December 31, 2009, we have entered into fuel call options at exercise prices of $120.00 and $150.00 per barrel on a total of 2.8 million barrels which mature between 2011 and 2012. The fuel call options represent 20% of our projected 2011 fuel requirements and 10% of our projected 2012 fuel requirements. Our fuel swap agreements are accounted for as cash flow hedges and our fuel call options are not designated as hedging instruments and thus, changes in their fair value of our fuel call options are immediately recognized in earnings.

At December 31, 2009, $56.9 million of estimated unrealized net gains associated with our cash flow hedges pertaining to fuel swap agreements are expected to be reclassified as earnings from other accumulated comprehensive income (loss) within the next twelve months. Reclassification is expected to occur primarily as the result of fuel consumption associated with our hedged forecasted fuel purchases.

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2009, the fair values and line item captions of derivative instruments recorded were as follows:

Fair Value of Derivative Instruments

	Asset Derivatives		Liability Derivatives
	As of December 31, 2009		As of December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
In thousands
Derivatives designated as hedging instruments under FASB ASC 815-20[1]

Interest rate swaps	Other Assets	$133,586	Other long-term liabilities	$—

Cross currency swaps	Other Assets	43,931	Other long-term liabilities	—

Foreign currency forward contracts	Derivative Financial Instruments	31,483	Accrued expenses and other liabilities	(53,336)

Foreign currency forward contracts	Other Assets	17,706	Other long-term liabilities	(4,627)

Fuel swaps	Derivative Financial Instruments	75,006	Accrued expenses and other liabilities	(17,085)

Fuel swaps	Other Assets	66,445	Other long-term liabilities	(2,269)

Total derivatives designated as hedging instruments under Subtopic 815-20		$368,157		$(77,317)

Derivatives not designated as hedging instruments under FASB ASC 815-20

Foreign currency forward contracts	Derivative Financial Instruments	$7,605	Accrued expenses and other liabilities	$(2,020)
Fuel call options	Other Assets	9,998	Other long-term liabilities	—

Total derivatives not designated as hedging instruments under Subtopic 815-20		$17,603		$(2,020)

Total derivatives		$385,760		$(79,337)

[1]	Accounting Standard Codification 815-20 “Derivatives and Hedging”.

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2009, the fair value and line item caption of non-derivative instruments recorded was as follows:

Non-derivative instrument designated as hedging instrument under Subtopic 815-20	Balance Sheet Location	Carrying Value
In thousands
Foreign currency debt	Long-term debt	$(701,523)

		$(701,523)

The effect of derivative instruments qualifying and designated as hedging instruments and the related hedged items in fair value hedges on the consolidated statement of operations for the year ended December 31, 2009 was as follows:

Derivatives and related Hedged Items under Subtopic 815-20 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative and Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Hedged Item
		Year Ended December 31, 2009	Year Ended December 31, 2009
In thousands
Interest rate swaps	Interest expense, net of interest capitalized	$45,466	$—

Cross currency swaps	Interest expense, net of interest capitalized	4,394	—

Interest rate swaps	Other income (expense)	(8,134)	2,105

Cross currency swaps	Other income (expense)	6,756	(10,170)

Foreign currency forward contracts	Other income (expense)	28,517	(25,295)

		$76,999	$(33,360)

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effect of derivative instruments qualifying and designated as hedging instruments in cash flow hedges on the consolidated financial statements for the year ended December 31, 2009 was as follows:

Derivatives under Subtopic 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness testing)
	Year Ended December 31, 2009		Year Ended December 31, 2009		Year Ended December 31, 2009
In thousands
Interest rate swaps	$—	Interest Expense, net of interest capitalized	$(619)	Other income (expense)	$—
Foreign currency forward contracts	120,867	Depreciation and amortization expenses	271	Other income (expense)	280
Foreign currency forward contracts	—	Passenger ticket revenues	103	Other income (expense)	—
Foreign currency forward contracts	21,814	Other income (expense)	452	Other income (expense)	94
Fuel swaps	233,447	Fuel	(82,299)	Other income (expense)	2,361

	$376,128		$(82,092)		$2,735

At December 31, 2009, we have hedged the variability in future cash flows for certain forecasted transactions occurring through 2012.

The effect of derivative instruments qualifying and designated as hedging instruments in net investment hedges on the consolidated financial statements for the year ended December 31, 2009 was as follows:

Non-derivatives instrument under Subtopic 815-20 Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Location of Gain (Loss) in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Year Ended December 31, 2009		Year Ended December 31, 2009
In thousands
Foreign Currency Debt	$(2,526)	Other Income (expense)	$—

	$(2,526)		$—

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effect of derivatives not designated as hedging instruments on the consolidated financial statements for the year ended December 31, 2009 was as follows:

Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Year Ended December 31, 2009
In thousands
Foreign exchange contracts	Other income / (expense)	$247
Fuel call options	Other income / (expense)	(2,538)

		$(2,291)

Credit Related Contingent Features

Starting in 2012, our current interest rate and cross currency derivative instruments may require us to post collateral if our Standard & Poor’s and Moody’s credit ratings are below specified levels. Specifically, if on the fifth anniversary of entering into a derivative transaction and on all succeeding fifth-year anniversaries our credit ratings for our senior debt were to be below BBB- by Standard & Poor’s and Baa3 by Moody’s, then each counterparty to such derivatives with whom we are in a net liability position that exceeds the applicable minimum call amount may demand that we post collateral in an amount equal to the net liability position. The amount of collateral required to be posted following such event will change each time our net liability position increases or decreases by more than the applicable minimum call amount. If our credit rating for our senior debt is subsequently equal to or above BBB- by Standard & Poor’s or Baa3 by Moody’s, then any collateral posted at such time will be released to us and we will no longer be required to post collateral unless we meet the collateral requirement at the next 5th year anniversary. Currently, our senior debt credit rating is BB- with a negative outlook by Standard & Poor’s and Ba3 with a negative outlook by Moody’s. Only our interest rate and cross currency derivative instruments have a term of at least five years and will not reach their fifth anniversary until 2012. Therefore, as of December 31, 2009, we are not required to post any collateral for our derivative instruments.

Note 14. Commitments and Contingencies

Capital Expenditures

As of December 31, 2009, we had one Oasis-class ship and three Solstice-class ships on order for an aggregate additional capacity of approximately 13,950 berths. The aggregate cost of the ships is approximately $4.2 billion, of which we have deposited $430.7 million as of December 31, 2009. Approximately 9.0% of the aggregate cost was exposed to fluctuations in the euro exchange rate at December 31, 2009. (See Note 13. Fair Value Measurements and Derivative Instruments).

As of December 31, 2009, we anticipated overall capital expenditures, including the four ships on order, will be approximately $2.2 billion for 2010, $1.0 billion for 2011 and $1.0 billion for 2012.

Litigation

In January 2010, we reached a settlement with Rolls Royce, co-producer of the Mermaid pod-propulsion system on Celebrity Cruises’ Millennium-class ships, in our lawsuit pending in the Circuit Court for Miami-Dade County, Florida against Rolls Royce for the recurring Mermaid pod failures. Under the terms of the settlement, we will receive payments of approximately $85.6 million, net of costs and payments to insurers, of which $20.0 million will be payable within five years. As part of the settlement, each party has agreed to the dismissal of the lawsuit with prejudice and to release the other from all claims and counterclaims made by each party against the other. This award will be recognized in our consolidated financial statements in the first quarter of 2010 within other (expense) income.

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In 2008, the Office of the Attorney General of Florida initiated an investigation to determine whether there had been a violation of Florida or Federal anti-trust laws in connection with the imposition of supplemental charges for fuel implemented by a number of cruise lines. The Attorney General sought and received documentary information from the Company. In February 2010, the Company was informed that the Attorney General has no plans to take any further action.

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

In July 2009, three purported class actions were filed in United States District Court for the Eastern District of Michigan against Park West Galleries, Inc., doing business as Park West Gallery, PWG Florida, Inc., Fine Art Sales, Inc., Vista Fine Art LLC, doing business as Park West At Sea (together, “Park West”), and other named and unnamed parties, including Royal Caribbean Cruises Ltd. and Celebrity Cruises Inc. and other unaffiliated cruise line companies. The actions are being brought on behalf of purchasers of artwork at shipboard art auctions conducted by Park West on the named cruise lines. All three actions were subsequently transferred to the United States District Court for the Western District of Washington and are no longer being brought on a class action basis. Also pending in the Western District of Washington as a result of transfer are two other actions against Park West and other unaffiliated cruise line companies that, after being transferred, were amended to add Royal Caribbean Cruises Ltd. and Celebrity Cruises Inc. as defendants. One of these actions is being brought on a class action basis. The substance of the claims in all five actions is virtually the same. The suits allege that the artwork Park West sells is not what it represents to its customers and that Royal Caribbean Cruises Ltd., Celebrity Cruises Inc. and other named cruise lines are complicit in the activities of Park West, including engaging in a conspiracy with Park West in violation of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), and are being enriched unjustly from the sale of the artwork. The actions seek from the named defendants refund and restitution of all monies acquired from the sale of artwork at shipboard auctions, recovery for the amount of payments for the purchased artwork, damages on the RICO claims in an indeterminate amount, permitted statutory damages and unspecified equitable or injunctive relief. The suits also seek from certain non-Royal Caribbean parties additional statutory, breach of contract and breach of warranty damages in unspecified amounts. The suits are at their very early stages of litigation; however, we believe we have meritorious defenses to the claims against us and we intend to vigorously pursue them.

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2009, demands for arbitration were made under our collective bargaining agreement covering Celebrity Cruises’ crewmembers on behalf of twenty current and/or former Celebrity Cruises’ cabin stewards and others similarly situated (the “September 2009 Demands”). These demands contend that between 2001 and 2005 Celebrity Cruises improperly required the named cabin stewards to share guest gratuities with assistant cabin stewards. The demands seek payment of damages, including penalty wages, under the U.S. Seaman’s Wage Act of approximately $0.6 million for the named crewmembers and estimates damages in excess of $200.0 million, for the entire class of other similarly situated crewmembers. In October 2009, and again in December 2009, additional demands for arbitration were made under our collective bargaining agreement covering Celebrity Cruises’ crewmembers by the same counsel on behalf of a total of three current and/or former Celebrity Cruises’ cabin stewards and others similarly situated, making the same contentions and seeking the same damages as in the September 2009 Demands. A similar action brought by this same counsel in October 2009 on behalf of ten crew members and others similarly situated in the Southern District Court, Southern District of Florida making the same contentions and seeking the same damages as the arbitration demands was dismissed with prejudice. We believe we have meritorious defenses to the pending arbitration demands which we intend to vigorously pursue.

We are routinely involved in other claims typical within the cruise vacation industry. The majority of these claims are covered by insurance. We believe the outcome of such claims, net of expected insurance recoveries, will not have a material adverse impact on our financial condition or results of operations.

Operating Leases

In 2002, we entered into an operating lease denominated in British pound sterling for the Brilliance of the Seas. The lease payments vary based on sterling LIBOR. The lease has a contractual life of 25 years; however, the lessor has the right to cancel the lease at years 10 and 18. Accordingly, the lease term for accounting purposes is 10 years. In the event of early termination at year 10, we have the option to cause the sale of the vessel at its fair value and use the proceeds toward the applicable termination obligation plus any unpaid amounts due under the contractual term of the lease. Alternatively, we can make a termination payment of approximately £126.0 million, or approximately $203.8 million based on the exchange rate at December 31, 2009, if the lease is canceled in 2012, and relinquish our right to cause the sale of the vessel. This is analogous to a guaranteed residual value. This termination amount, which is our maximum exposure, has been included in the table below for noncancelable operating leases. Under current circumstances we do not believe early termination of this lease is probable.

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

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, we are obligated under other noncancelable operating leases primarily for offices, warehouses and motor vehicles. As of December 31, 2009, future minimum lease payments under noncancelable operating leases were as follows (in thousands):

Year
2010	$51,531
2011	48,205
2012	233,182
2013	9,129
2014	8,992
Thereafter	26,513

$377,552

Total expense for all operating leases amounted to $54.2 million, $67.6 million and $65.6 million for the years 2009, 2008 and 2007, respectively.

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

At December 31, 2009, we have future commitments to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts as follows (in thousands):

Year
2010	$131,602
2011	114,459
2012	103,447
2013	85,448
2014	49,277
Thereafter	213,869

$698,102

Note 15. Related Parties

A. Wilhelmsen AS. and Cruise Associates collectively own approximately 35.6% of our common stock and are parties to a shareholders’ agreement which provides that our board of directors will consist of four nominees of A. Wilhelmsen AS., four nominees of Cruise Associates and our Chief Executive Officer. They have the power to determine, among other things, our policies and the policies of our subsidiaries and actions requiring shareholder approval.

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16. Subsequent Events

We evaluated subsequent events through February 23, 2010, the date our financial statements were issued.

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17. Quarterly Selected Financial Data (Unaudited)

	(In thousands, except per share data)
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2009	2008	2009	2008	2009	2008	2009	2008

Total revenues[1]	$1,325,602	$1,429,085	$1,349,015	$1,583,774	$1,763,542	$2,063,389	$1,451,667	$1,456,277

Operating income	$44,253	$137,568	$55,062	$168,950	$306,841	$461,907	$82,355	$63,559

Net income (loss)[2,3]	$(36,238)	$75,607	$(35,086)	$84,749	$230,392	$411,887	$3,353	$1,479

Earnings (Loss) per share:

Basic	$(0.17)	$0.35	$(0.16)	$0.40	$1.08	$1.93	$0.02	$0.01

Diluted	$(0.17)	$0.35	$(0.16)	$0.40	$1.07	$1.92	$0.02	$0.01

Dividends declared per share	$—	$0.15	$—	$0.15	$—	$0.15	$—	$—

[1]	Our revenues are seasonal based on the demand for cruises. Demand is strongest for cruises during the Northern Hemisphere’s summer months and holidays.
[2]

The first quarter of 2009 included a $7.1 million adjustment representing the cumulative reduction in fair value of certain interest rate swaps during 2007 and 2008 due to an error in data embedded in the interest rate swap valuation software we use.

[3]	The third quarter of 2009 included a $12.3 million adjustment representing the cumulative reduction in a deferred tax liability due to the change in Spanish statutory tax rates enacted in 2006.