Form 10-Q
period 2010-03-31
ROYAL CARIBBEAN CRUISES LTD
filed 2010-04-29
CIK 884887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

There were 214,950,119 shares of common stock outstanding as of April 23, 2010.

ROYAL CARIBBEAN CRUISES LTD.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Quarter Ended March 31,
	2010	2009
Passenger ticket revenues	$1,082,521	$949,270
Onboard and other revenues	403,129	376,332

Total revenues	1,485,650	1,325,602

Cruise operating expenses:
Commissions, transportation and other	268,650	235,829
Onboard and other	90,935	83,234
Payroll and related	179,434	168,746
Food	92,647	85,403
Fuel	154,939	154,875
Other operating	238,670	224,249

Total cruise operating expenses	1,025,275	952,336
Marketing, selling and administrative expenses	211,048	189,157
Depreciation and amortization expenses	157,575	139,856

Operating Income	91,752	44,253

Other income (expense):
Interest income	1,369	1,730
Interest expense, net of interest capitalized	(83,924)	(79,462)
Other income (expense)	78,250	(2,759)

	(4,305)	(80,491)

Net Income (Loss)	$87,447	$(36,238)

Earnings (Loss) per Share:
Basic	$0.41	$(0.17)

Diluted	$0.40	$(0.17)

Weighted-Average Shares Outstanding:
Basic	214,314	213,687

Diluted	216,975	213,687

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of
	March 31, 2010	December 31, 2009
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$278,104	$284,619
Trade and other receivables, net	257,592	338,804
Inventories	111,349	107,877
Prepaid expenses and other assets	187,076	180,997
Derivative financial instruments	83,107	114,094

Total current assets	917,228	1,026,391
Property and equipment, net	15,229,627	15,268,053
Goodwill	763,554	792,373
Other assets	1,126,737	1,146,677

	$18,037,146	$18,233,494

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$1,255,673	$756,215
Accounts payable	242,350	264,554
Accrued interest	114,206	147,547
Accrued expenses and other liabilities	529,818	521,190
Customer deposits	1,230,133	1,059,524

Total current liabilities	3,372,180	2,749,030
Long-term debt	6,847,719	7,663,555
Other long-term liabilities	351,845	321,192

Commitments and contingencies (Note 6)

Shareholders’ equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 225,226,933 and 224,258,247 shares issued, March 31, 2010 and December 31, 2009, respectively)	2,252	2,243
Paid-in capital	2,994,006	2,973,495
Retained earnings	4,842,397	4,754,950
Accumulated other comprehensive income	40,451	182,733
Treasury stock (10,308,683 common shares at cost, March 31, 2010 and December 31, 2009)	(413,704)	(413,704)

Total shareholders’ equity	7,465,402	7,499,717

	$18,037,146	$18,233,494

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Quarter Ended March 31,
	2010	2009
Operating Activities
Net income (loss)	$87,447	$(36,238)
Adjustments:
Depreciation and amortization	157,575	139,856
Changes in operating assets and liabilities:
Decrease in trade and other receivables, net	89,135	64,954
(Increase) decrease in inventories	(4,625)	2,959
Increase in prepaid expenses and other assets	(5,298)	(500)
Decrease in accounts payable	(21,437)	(2,304)
Decrease in accrued interest	(33,341)	(20,306)
Decrease in accrued expenses and other liabilities	(15,922)	(28,610)
Increase (decrease) in customer deposits	156,128	(33,143)
Other, net	3,262	27,240

Net cash provided by operating activities	412,924	113,908

Investing Activities
Purchases of property and equipment	(166,397)	(219,339)
Cash received on settlement of derivative financial instruments	746	26,658
Loans and equity contributions to unconsolidated affiliates	—	(152,209)
Proceeds from the sale of Celebrity Galaxy	—	290,928
Other, net	(3,076)	(6,434)

Net cash used in investing activities	(168,727)	(60,396)

Financing Activities
Debt proceeds	135,033	813
Debt issuance costs	(16,063)	(105)
Repayments of debt	(378,596)	(1,502)
Proceeds from exercise of common stock options	8,600	—
Other, net	401	(567)

Net cash used in financing activities	(250,625)	(1,361)

Effect of exchange rate changes on cash	(87)	855

Net (decrease) increase in cash and cash equivalents	(6,515)	53,006

Cash and cash equivalents at beginning of period	284,619	402,878

Cash and cash equivalents at end of period	$278,104	$455,884

Supplemental Disclosure
Cash paid during the period for:
Interest, net of amount capitalized	$73,937	$70,884

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As used in this quarterly report on Form 10-Q, the terms “Royal Caribbean,” the “Company,” “we,” “our” and “us” refer to Royal Caribbean Cruises Ltd. and the terms “Royal Caribbean International,” “Celebrity Cruises,” “Pullmantur,” “Azamara Club Cruises” and “CDF Croisières de France” refer to our cruise brands. In accordance with cruise vacation industry practice, the term “berths” is determined based on double occupancy per cabin even though many cabins can accommodate three or more passengers. This report should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2009.

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

All significant intercompany accounts and transactions are eliminated in consolidation. We consolidate entities over which we have control, usually evidenced by a direct ownership interest of greater than 50% and variable interest entities where we are determined to be the primary beneficiary. See Note 5. Other Assets for further information regarding our variable interest entities. For affiliates where significant influence over financial and operating policies exists, usually evidenced by a direct ownership interest from 20% to 50%, the investment is accounted for using the equity method.

We believe the accompanying unaudited consolidated financial statements contain all normal recurring accruals necessary for a fair statement. Our revenues are seasonal and results for interim periods are not necessarily indicative of results for the entire year.

Note 2. Summary of Significant Accounting Policies

Recently Adopted Accounting Standards

In January 2010, we adopted authoritative guidance which eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In January 2010, we adopted authoritative guidance which eliminates exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. This guidance also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In January 2010, authoritative guidance was issued requiring enhanced disclosures for fair value measurements. Entities are required to separately disclose the amounts and reasons of significant transfers in and out of the first two levels of the fair value hierarchy. Entities are also required to present information about purchases, sales, issuances and settlements of fair value measurements within the third level of the fair value hierarchy on a gross basis. We adopted this authoritative guidance, with the exception of the disclosures about purchases, sales, issuance and settlements which will be effective for our fiscal year 2011 interim and annual consolidated financial statements. The adoption of this guidance did not have an impact on our 2010 consolidated financial statements. The remaining disclosures will be added to our future filings when applicable.

Note 3. Earnings (Loss) Per Share

A reconciliation between basic and diluted earnings (loss) per share is as follows (in thousands, except per share data):

	Quarter Ended March 31,
	2010	2009
Net income (loss) for basic and diluted earnings (loss) per share	$87,447	$(36,238)

Weighted-average common shares outstanding	214,314	213,687
Dilutive effect of stock options and restricted stock awards	2,661	—

Diluted weighted-average shares outstanding	216,975	213,687

Basic earnings (loss) per share	$0.41	$(0.17)
Diluted earnings (loss) per share	$0.40	$(0.17)

Diluted earnings (loss) per share did not include options to purchase 3.7 million shares for the quarter ending March 31, 2010 and 6.5 million shares for the quarter ending March 31, 2009 because the effect of including them would have been antidilutive.

Note 4. Long-Term Debt

In March 2010, we entered into a credit agreement providing financing for Allure of the Seas, which is scheduled for delivery in the fourth quarter of 2010. The credit agreement provides for an unsecured term loan for up to 80% of the purchase price of the vessel or approximately $1.1 billion which will be 95% guaranteed by Finnvera, the official export credit agency of Finland. The loan amortizes over 12 years and each of the lenders has the ability upon proper notice to exit the facility on the seventh anniversary of the credit agreement. When the loan is drawn it will bear interest at LIBOR plus a margin of 2.20%. We will be required to secure Allure of the Seas if at the time we draw down on our loan to purchase the vessel our senior debt is rated below BB- by Standard & Poor’s or below Ba3 by Moody’s.

In April 2010, we took delivery of Celebrity Eclipse. To finance the purchase, we drew in full $566.1 million under an unsecured term loan which is 95% guaranteed by Hermes, the official export credit agency of Germany. The loan amortizes over 12 years and bears interest at LIBOR plus a margin of 0.37%, currently approximately 0.83%.

Our financing agreements contain covenants that require us, among other things, to maintain minimum net worth and a fixed charge coverage ratio and limit our net debt-to-capital ratio. Our minimum net worth and maximum net debt-to-capital calculations exclude the impact of accumulated other comprehensive income (loss) on total shareholders’ equity. The fixed charge coverage ratio is calculated by dividing net cash from operations for the past four quarters by the sum of dividend payments plus scheduled principal debt payments in excess of any new financings for the past four quarters (“fixed charges”). We are currently in compliance with all debt covenants. As of March 31, 2010, our net worth was $7.4 billion compared with a minimum requirement of $5.2 billion, our net-debt-to-capital was 51.3% compared to a maximum limit of 62.5% and our fixed charge coverage ratio exceeded the minimum requirement of 1.25x as our fixed charges for the period were $0.00.

Note 5. Other Assets

Variable Interest Entities

Authoritative guidance addresses consolidation by business enterprises of Variable Interest Entities (“VIEs”), which are entities in which the equity investors have not provided enough equity to finance its activities or the equity investors (1) cannot directly or indirectly make decisions about the entity’s activities through their voting rights or similar rights; (2) do not have the obligation to absorb the expected losses of the entity; (3) do not have the right to receive the expected residual returns of the entity; or (4) have voting rights that are not proportionate to their economic interests and the entity’s activities involve or are conducted on behalf of an investor with a disproportionately small voting interest.

We have determined that our 40% noncontrolling interest in a ship repair and maintenance facility which we initially invested in 2001, is a VIE. The facility serves cruise and cargo ships, oil and gas tankers, and offshore units. We utilize this facility, among other ship repair facilities, for our regularly scheduled drydocks and certain emergency repairs as may be required. As of March 31, 2010, our investment in this entity including equity and loans, which is also our maximum exposure to loss as we are not contractually required to provide any financial or other support to the facility, was approximately $66.3 million and was included within other assets in our consolidated balance sheets. We have determined we are not the primary beneficiary as we do not have the power to direct the activities that most significantly impact the facility’s economic performance. Accordingly, we do not consolidate this entity and account for this investment under the equity method of accounting.

In conjunction with our acquisition of Pullmantur in 2006, we obtained a 49% noncontrolling interest in Pullmantur Air, S.A. (“Pullmantur Air”), a small air business that operates three aircrafts in support of Pullmantur’s operations. We have determined Pullmantur Air is a VIE for which we are the primary beneficiary as we have the power to direct the activities that most significantly impacts its economic performance and we are obligated to absorb its losses. In accordance with authoritative guidance, we have consolidated the assets and liabilities of Pullmantur Air. We do not disclose the assets and liabilities of Pullmantur Air as they are immaterial to our March 31, 2010 consolidated financial statements.

We have determined that our 50% interest in the TUI Cruises GmbH joint venture with TUI AG, which operates the brand TUI Cruises, is a VIE. As of March 31, 2010, our investment in this entity which is substantially our maximum exposure to loss, was approximately $183.7 million and was included within other assets in the consolidated balance sheet. We have determined that we are not the primary beneficiary of TUI Cruises. We believe that the power to direct the activities that most significantly impact TUI Cruises’ economic performance are shared between ourselves and TUI AG. All the significant operating and financial decisions of TUI Cruises require the consent of both parties which we believe creates shared power over TUI Cruises. Accordingly, we do not consolidate this entity and account for this investment under the equity method of accounting.

Note 6. Commitments and Contingencies

Capital Expenditures. As of March 31, 2010, the expected dates our ships on order will enter service and their approximate berths are as follows:

Ship	Expected to Enter Service	Approximate Berths
Royal Caribbean International:
Oasis-class:
Allure of the Seas	4th Quarter 2010	5,400
Celebrity Cruises:
Solstice-class:
Celebrity Eclipse[1]	2nd Quarter 2010	2,850
Celebrity Silhouette	3rd Quarter 2011	2,850
Unnamed	4th Quarter 2012	2,850

	Total Berths	13,950

1	We took delivery of Celebrity Eclipse in April 2010.

The aggregate cost of these ships is approximately $4.2 billion, of which we have deposited $528.6 million as of March 31, 2010. Approximately 5.6% of the aggregate cost was exposed to fluctuations in the euro exchange rate at March 31, 2010.

Litigation

In January 2010, we reached a settlement with Rolls Royce, in our lawsuit that was pending in the Circuit Court for Miami-Dade County, Florida against Rolls Royce for the recurring Mermaid pod failures. As part of the settlement, each party dismissed the lawsuit with prejudice and released the other from all claims and counterclaims made by each party against the other. Under the terms of the settlement, we received a payment in the first quarter of 2010 of approximately $68.0 million, net of costs and payments to insurers and will receive an additional $20.0 million that will be payable within five years. We recorded a one-time gain of approximately $85.6 million in the first quarter of 2010 in connection with this settlement, comprised of the $68.0 million payment and the net present value of the $20.0 million receivable or $17.6 million. This amount was recognized within other income (expense) in our consolidated financial statements.

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

In September 2009, demands for arbitration were made under our collective bargaining agreement covering Celebrity Cruises’ crewmembers on behalf of twenty current and/or former Celebrity Cruises’ cabin stewards and others similarly situated (the “September 2009 Demands”). These demands contend that between 2001 and 2005 Celebrity Cruises improperly required the named cabin stewards to share guest gratuities with assistant cabin stewards. The demands seek payment of damages, including penalty wages, under the U.S. Seaman’s Wage Act of approximately $0.6 million for the named crewmembers and estimates damages in excess of $200.0 million, for the entire class of other similarly situated crewmembers. In October 2009, and again in December 2009, additional demands for arbitration were made under our collective bargaining agreement covering Celebrity Cruises’ crewmembers by the same counsel on behalf of a total of three current and/or former Celebrity Cruises’ cabin stewards and others similarly situated, making the same contentions and seeking the same damages as in the September 2009 Demands. A similar action brought by this same counsel in October 2009 on behalf of ten crew members and others similarly situated in the Southern District Court, Southern District of Florida making the same contentions and seeking the same damages as the arbitration demands was dismissed with prejudice. Plaintiff is appealing this dismissal. We believe we have meritorious defenses to the pending arbitration demands and actions which we intend to vigorously pursue.

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

Comprehensive income (loss) was as follows (in thousands):

	Quarter Ended March 31,
	2010	2009
Net income (loss)	$87,447	$(36,238)
Changes related to cash flow derivative hedges	(111,916)	(15,965)
Foreign currency translation adjustments	(30,366)	(17,659)

Total comprehensive loss	$(54,835)	$(69,862)

Note 8. Fair Value Measurements and Derivative Instruments

Fair Value Measurements

The Company uses quoted prices in active markets when available to determine the fair value of its financial instruments. The estimated fair value of our financial instruments that are not measured at fair value on a recurring basis are as follows (in thousands):

	At March 31, 2010	At December 31, 2009

Long-term debt (including current portion of long-term debt)	$7,618,139	$7,744,915

Long-Term Debt

The fair values of our senior notes and senior debentures were estimated by obtaining quoted market prices. The fair values of all other debt were estimated using the present value of expected future cash flows which incorporates our risk profile.

Other Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value at March 31, 2010 and December 31, 2009.

In addition, assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy in accordance with authoritative guidance.

The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2010 Using				Fair Value Measurements at December 31, 2009 Using
Description	Total	Level 1[1]	Level 2[2]	Level 3[3]	Total	Level 1[1]	Level 2[2]	Level 3[3]

Assets:

Derivative financial instruments[4]	$335,696	—	315,153	20,543	$385,760	—	375,762	9,998

Investments[5]	$7,784	7,784	—	—	$8,923	8,923	—	—

Total Assets	$343,480	$7,784	$315,153	$20,543	$394,683	$8,923	$375,762	$9,998

Liabilities:
Derivative financial instruments[6]	$189,908	—	189,908	—	$79,337	—	79,337	—

Total Liabilities	$189,908	$—	$189,908	$—	$79,337	$—	$79,337	$—

1.	Inputs based on quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Valuation of these items does not entail a significant amount of judgment.
2.	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Fair value is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms such as maturity, as well as other inputs such as exchange rates, fuel types, fuel curves, interest rate yield curves, creditworthiness of the counterparty and the Company.
3.	Fair value for fuel call options is derived using standard option pricing models with inputs based on the options’ contract terms, such as exercise price and maturity, and data either readily available or derived from public market information, such as fuel curves, volatility levels and discount rates. Categorized as Level 3 because certain inputs (principally volatility) are unobservable.
4.	Consists of foreign currency forward contracts, interest rate, cross currency, fuel swaps and fuel call options. Please refer to the “Fair Value of Derivative Instruments” table for breakdown by instrument type.
5.	Consists of exchange-traded equity securities and mutual funds.
6.	Consists of fuel swaps and foreign currency forward contracts. Please refer to the “Fair Value of Derivative Instruments” table for breakdown by instrument type.

The following table presents a reconciliation of the Company’s fuel call options’ beginning and ending balances as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Fuel Call Options
Balance at January 1, 2010	$9,998
Total gains or losses (realized / unrealized)
Included in other (expense) income	(3,098)
Included in comprehensive income	—
Purchases, issuances, and settlements	13,643
Transfers in and/or out of Level 3	—

Balance at March 31, 2010	$20,543

The amount of total gains or losses for the period included in other (expense) income attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(3,098)

The reported fair values are based on a variety of factors and assumptions. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of March 31, 2010 or December 31, 2009, or that will be realized in the future and do not include expenses that could be incurred in an actual sale or settlement.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our long-term debt obligations including future interest payments. At March 31, 2010, approximately 45% of our long-term debt was effectively fixed and approximately 55% was floating. We enter into interest rate and cross currency swap agreements to modify our exposure to interest rate movements and to manage our interest expense. We assess the risk that changes in interest rates will have either on the fair value of debt obligations or on the amount of future interest payments by monitoring changes in interest rate exposures and by evaluating hedging opportunities.

Market risk associated with our long-term fixed rate debt is the potential increase in fair value resulting from a decrease in interest rates. We enter into interest rate swap agreements that effectively convert a portion of our fixed-rate debt to a floating-rate basis to manage this risk. At March 31, 2010 our interest rate swap agreements effectively changed $350.0 million of debt with a fixed rate of 7.25% to LIBOR-based floating rate debt, and €1.0 billion of debt with a fixed rate of 5.625% to EURIBOR-based floating rate. In addition, at March 31, 2010 we had cross currency swap agreements that effectively changed €300.0 million of the €1.0 billion floating EURIBOR-based debt to $389.1 million of floating LIBOR-based debt. Our interest rate swaps and cross currency swap agreements are accounted for as fair value hedges.

The notional amount of outstanding debt related to interest rate swaps as of March 31, 2010 was $1.7 billion. The notional amount of outstanding debt related to cross currency swaps as of March 31, 2010 was $389.1 million.

Foreign Currency Exchange Rate Risk

Our primary exposure to foreign currency exchange rate risk relates to our ship construction firm commitments denominated in euros and a portion of our euro-denominated debt. We enter into euro-denominated forward contracts to manage our exposure to movements in foreign currency exchange rates. As discussed above, we also have cross currency swap agreements that effectively change €300.0 million of floating EURIBOR-based debt to $389.1 million of floating LIBOR-based debt at March 31, 2010. Approximately 5.6% of the aggregate cost of the ships was exposed to fluctuations in the euro exchange rate at March 31, 2010. The vast majority of our foreign exchange contracts are accounted for as fair value or cash flow hedges depending on the designation of the related hedge.

The notional amount of outstanding foreign exchange contracts as of March 31, 2010 was $3.5 billion.

We consider our investments in our foreign subsidiaries and foreign investments to be denominated in relatively stable currencies and of a long-term nature. We partially address the exposure of our investments in foreign subsidiaries and foreign investments by denominating a portion of our debt in our subsidiaries’ and investments’ functional currencies (generally euros). Specifically, we have assigned debt of approximately €365.1 million and €142.1 million, or approximately $493.3 million and $191.9 million, as a hedge of our net investment in Pullmantur and TUI Cruises, respectively.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the consumption of fuel on our ships. We use fuel swap agreements and fuel call options to mitigate the financial impact of fluctuations in fuel prices. As of March 31, 2010, we have entered into fuel swap agreements, on approximately 687,000 metric tons of our projected 2010 fuel purchases, 766,000 metric tons of our projected 2011 fuel purchases and 594,000 metric tons of our projected 2012 fuel purchases. The fuel swap agreements represent 51% of our projected 2010 fuel requirements, 53% of our projected 2011 fuel requirements and 40% of our projected 2012 fuel requirements. Additionally, as of March 31, 2010, we have entered into fuel call options at exercise prices of $100.00, $120.00 and $150.00 per barrel on a total of 5.6 million barrels which mature between 2011 and 2012. The fuel call options represent 38% of our projected 2011 fuel requirements and 23% of our projected 2012 fuel requirements. Our fuel swap agreements are accounted for as cash flow hedges and our fuel call options are not designated as hedging instruments and thus, changes in their fair value of our fuel call options are immediately recognized in earnings.

At March 31, 2010, $65.2 million of estimated unrealized net gains associated with our cash flow hedges pertaining to fuel swap agreements are expected to be reclassified as earnings from other accumulated comprehensive income (loss) within the next twelve months. Reclassification is expected to occur primarily as the result of fuel consumption associated with our hedged forecasted fuel purchases.

The fair value and line item caption of derivative instruments recorded were as follows:

	Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
		As of March 31, 2010	As of December 31, 2009		As of March 31, 2010	As of December 31, 2009
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
In thousands
Derivatives designated as hedging instruments under FASB ASC 815-20[1]

Interest rate swaps	Other Assets	$154,324	$133,586	Other long-term liabilities	$—	$—

Cross currency swaps	Other Assets	23,884	43,931	Other long-term liabilities	—	—

Foreign currency forward contracts	Derivative Financial Instruments	871	31,483	Accrued expenses and other liabilities	(128,816)	(53,336)

Foreign currency forward contracts	Other Assets	175	17,706	Other long-term liabilities	(44,246)	(4,627)

Fuel swaps	Derivative Financial Instruments	76,369	75,006	Accrued expenses and other liabilities	(9,834)	(17,085)

Fuel swaps	Other Assets	53,663	66,445	Other long-term liabilities	(6,738)	(2,269)

Total derivatives designated as hedging instruments under Subtopic 815-20		$309,286	$368,157		$(189,634)	$(77,317)

Derivatives not designated as hedging instruments under FASB ASC 815-20

Foreign currency forward contracts	Derivative Financial Instruments	$5,867	$7,605	Accrued expenses and other liabilities	$(274)	$(2,020)

Fuel call options	Other Assets	20,543	9,998	Other long-term liabilities	—	—

Total derivatives not designated as hedging instruments under Subtopic 815-20		$26,410	$17,603		$(274)	$(2,020)

Total derivatives		$335,696	$385,760		$(189,908)	$(79,337)

[1]	Accounting Standard Codification 815-20 “Derivatives and Hedging”.

The fair value and line item caption of non-derivative instruments recorded was as follows:

		Carrying Value
Non-derivative instrument designated as hedging instrument under Subtopic 815-20	Balance Sheet Location	As of March 31, 2010	As of December 31, 2009
In thousands
Foreign currency debt	Long-term debt	$(685,224)	$(701,523)

		$(685,224)	$(701,523)

The effect of derivative instruments qualifying and designated as hedging instruments and the related hedged items in fair value hedges on the consolidated statement of operations was as follows:

Derivatives and related Hedged Items under Subtopic 815-20 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative and Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative		Amount of Gain (Loss) Recognized in Income on Hedged Item
		Quarter Ended March 31, 2010	Quarter Ended March 31, 2009	Quarter Ended March 31, 2010	Quarter Ended March 31, 2009
In thousands
Interest rate swaps	Interest expense, net of interest capitalized	$15,893	$6,633	$—	$—

Cross currency swaps	Interest expense, net of interest capitalized	779	1,198	—	—

Interest rate swaps	Other income (expense)	20,738	16,296	(21,397)	(24,563)

Cross currency swaps	Other income (expense)	(20,046)	(17,351)	24,075	20,475

Foreign currency forward contracts	Other income (expense)	(59,945)	(61,651)	60,709	66,664

		$(42,581)	$(54,875)	$63,387	$62,576

The effect of derivative instruments qualifying and designated as hedging instruments in cash flow hedges on the consolidated financial statements was as follows:

Derivatives under Subtopic 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness testing)
	Quarter Ended March 31, 2010	Quarter Ended March 31, 2009		Quarter Ended March 31, 2010	Quarter Ended March 31, 2009		Quarter Ended March 31, 2010	Quarter Ended March 31, 2009
In thousands
Interest rate swaps	$—	$—	Interest Expense, net of interest capitalized	$—	$(308)	Other income (expense)	$—	$—

Foreign currency forward contracts	(102,309)	(107,614)	Depreciation and amortization expenses	54	70	Other income (expense)	(174)	(793)

Foreign currency forward contracts	—	—	Passenger ticket revenues	—	103	Other income (expense)	—	—

Foreign currency forward contracts	—	22,069	Other income (expense)	263	—	Other income (expense)	—	94

Fuel swaps	(3,366)	16,835	Fuel	5,924	(53,323)	Other income (expense)	455	—

	$(105,675)	$(68,710)		$6,241	$(53,458)		$281	$(699)

At March 31, 2010, we have hedged the variability in future cash flows for certain forecasted transactions occurring through 2012.

The effect of non-derivative instruments qualifying and designated as hedging instruments in net investment hedges on the consolidated financial statements was as follows:

Non-derivatives instrument under Subtopic 815-20 Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Location of Gain (Loss) in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Quarter Ended March 31, 2010	Quarter Ended March 31, 2009		Quarter Ended March 31, 2010	Quarter Ended March 31, 2009
In thousands
Foreign Currency Debt	$41,387	$29,094	Other income (expense)	$—	$—

	$41,387	$29,094		$—	$—

The effect of derivatives not designated as hedging instruments on the consolidated financial statements was as follows:

Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Quarter Ended March 31, 2010	Quarter Ended March 31, 2009
In thousands

Foreign exchange contracts	Other income (expense)	$(57)	$—
Fuel call options	Other income (expense)	(3,098)	—

		$(3,155)	$—

Credit Related Contingent Features

Starting in 2012, our current interest rate and cross currency derivative instruments may require us to post collateral if our Standard & Poor’s and Moody’s credit ratings are below specified levels. Specifically, if on the fifth anniversary of entering into a derivative transaction and on all succeeding fifth-year anniversaries our credit ratings for our senior debt were to be below BBB- by Standard & Poor’s and Baa3 by Moody’s, then each counterparty to such derivatives with whom we are in a net liability position that exceeds the applicable minimum call amount may demand that we post collateral in an amount equal to the net liability position. The amount of collateral required to be posted following such event will change each time our net liability position increases or decreases by more than the applicable minimum call amount. If our credit rating for our senior debt is subsequently equal to or above BBB- by Standard & Poor’s or Baa3 by Moody’s, then any collateral posted at such time will be released to us and we will no longer be required to post collateral unless we meet the collateral requirement at the next fifth-year anniversary. Currently, our senior debt credit rating is BB- with a negative outlook by Standard & Poor’s and Ba3 with a negative outlook by Moody’s. Only our interest rate and cross currency derivative instruments have a term of at least five years and will not reach their fifth anniversary until 2012. Therefore, as of March 31, 2010, we are not required to post any collateral for our derivative instruments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Concerning Factors That May Affect Future Results

Certain statements under this caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this document constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “will,” and similar expressions are intended to identify these forward-looking statements. Forward-looking statements do not guarantee future performance and may involve risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to the following:

•	the impact of the economic environment on the demand for cruises,

•

the impact of the economic environment on our ability to generate cash flows from operations or obtain new borrowings from the credit or capital markets in amounts sufficient to satisfy our capital expenditures, debt repayments and other financing needs,

•

the impact of disruptions in the global financial markets on the ability of our counterparties and others to perform their obligations to us including those associated with our loan agreements and derivative contracts,

•	the uncertainties of conducting business internationally and expanding into new markets,

•	changes in operating and financing costs, including changes in foreign exchange rates, interest rates, fuel, food, payroll, airfare for our shipboard personnel, insurance and security costs,

•	vacation industry competition and changes in industry capacity and overcapacity,

•	the cost of or changes in tax, environmental, health, safety, security and other laws and regulations affecting our business or our principal shareholders,

•	pending or threatened litigation, enforcement actions, fines or penalties,

•	the impact of delayed or cancelled ship orders,

•	emergency ship repairs, including the related lost revenue,

•	ship delivery delays, ship cancellations or ship construction price increases brought about by the financial difficulties of shipyards and their subcontractors,

•

negative incidents or adverse publicity concerning the cruise vacation industry including those involving unusual weather patterns or natural disasters and the health, safety and security of passengers,

•

the international political climate, fears of terrorist and pirate attacks, armed conflict, the unavailability or cost of air service and the resulting concerns over safety and security aspects of traveling,

•	the spread of contagious diseases,

•	a disruption to our business related to actual or threatened natural disasters, information systems failure or similar events,

•	our ability to differentiate our cruise brands,

•	changes or disruptions to the travel agency industry,

•	the loss of key personnel, strained employee relations and/or our inability to retain or recruit qualified personnel,

•	changes in our stock price or principal shareholders,

•	uncertainties of a foreign legal system as we are not incorporated in the United States,

•	the unavailability of ports of call,

•	weather.

The above examples are not exhaustive and new risks emerge from time to time. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a further discussion of risk factors related to our business, see Part I, Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2009.

Critical Accounting Policies

For a discussion of our critical accounting policies, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations within our annual report on Form 10-K for the year ended December 31, 2009.

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

Summary of Historical Results of Operations

Total revenues increased 12.1% to $1.5 billion in the first quarter of 2010 from total revenues of $1.3 billion for the same period in 2009 primarily due to a 9.1% increase in capacity. Net Yields increased by approximately 2.6% compared to the same period in 2009. The increase in Net Yields was primarily due to the increase in ticket prices and to a lesser extent, an increase in onboard spending and an increase in occupancy. This increase was partially offset by increases in operating expenses primarily due to the increase in capacity. In addition, we recorded a one-time gain of approximately $85.6 million related to the settlement of our pending case against Rolls Royce. As a result, our net income was $87.4 million or $0.40 per share on a diluted basis for the first quarter of 2010 compared to a net loss of $36.2 million or $0.17 per share on a diluted basis for the first quarter of 2009.

Other significant items for the first quarter of 2010 include:

•	Net Cruise Costs per APCD decreased by 2.2% compared to the same period in 2009.

•

Net Debt-to-Capital decreased to 51.2% as of March 31, 2010 compared to 52.0% as of December 31, 2009. Similarly, our Debt-to-Capital ratio decreased to 52.1% as of March 31, 2010 compared to 52.9% as of December 31, 2009.

•

We entered into a credit agreement providing financing for Allure of the Seas, the second Oasis-class ship for Royal Caribbean International, which is scheduled for delivery in the fourth quarter of 2010.

Other Items:

•	In April 2010, we took delivery of Celebrity Eclipse, the third Solstice-class ship for Celebrity Cruises. To finance the purchase, we drew in full $566.1 million under an unsecured term loan.

Operating results for the quarter ended March 31, 2010 compared to the same period in 2009 are shown in the following table (in thousands, except per share data):

	Quarter Ended March 31,
	2010		2009
		% of Total Revenues		% of Total Revenues

Passenger ticket revenues	$1,082,521	72.9%	$949,270	71.6%
Onboard and other revenues	403,129	27.1%	376,332	28.4%

Total revenues	1,485,650	100%	1,325,602	100%

Cruise operating expenses:
Commissions, transportation and other	268,650	18.1%	235,829	17.8%
Onboard and other	90,935	6.1%	83,234	6.3%
Payroll and related	179,434	12.1%	168,746	12.7%
Food	92,647	6.2%	85,403	6.4%
Fuel	154,939	10.4%	154,875	11.7%
Other operating	238,670	16.1%	224,249	16.9%

Total cruise operating expenses	1,025,275	69.0%	952,336	71.8%
Marketing, selling and administrative expenses	211,048	14.2%	189,157	14.3%
Depreciation and amortization expenses	157,575	10.6%	139,856	10.6%

Operating Income	91,752	6.2%	44,253	3.3%

Other income (expense):
Interest income	1,369	0.1%	1,730	0.1%
Interest expense, net of interest capitalized	(83,924)	(5.7)%	(79,462)	(6.0)%
Other income (expense)	78,250	5.3%	(2,759)	(0.2)%

	(4,305)	(0.3)%	(80,491)	(6.1)%

Net Income (Loss)	87,447	5.9%	(36,238)	(2.7)%

Diluted Earnings (Loss) Per Share	$0.40		$(0.17)

Selected historical statistical information is shown in the following table:

	Quarter Ended March 31,
	2010	2009
Passengers Carried	1,117,530	973,666
Passenger Cruise Days	7,584,725	6,822,368
APCD	7,354,093	6,743,456
Occupancy	103.1%	101.2%

Gross Yields and Net Yields were calculated as follows (in thousands, except APCD and Yields):

	Quarter Ended March 31,
	2010	2009	% Change
Passenger ticket revenues	$1,082,521	$949,270	14.0%
Onboard and other revenues	403,129	376,332	7.1%

Total revenues	1,485,650	1,325,602	12.1%

Less:
Commissions, transportation and other	268,650	235,829	13.9%

Onboard and other	90,935	83,234	9.3%

Net revenues	$1,126,065	$1,006,539	11.9%

APCD	7,354,093	6,743,456	9.1%
Gross Yields	$202.02	$196.58	2.8%
Net Yields	$153.12	$149.26	2.6%

Gross Cruise Costs and Net Cruise Costs were calculated as follows (in thousands, except APCD and costs per APCD):

	Quarter Ended March 31,
	2010	2009	% Change
Total cruise operating expenses	$1,025,275	$952,336	7.7%
Marketing, selling and administrative expenses	211,048	189,157	11.6%

Gross Cruise Costs	1,236,323	1,141,493	8.3%

Less:
Commissions, transportation and other	268,650	235,829	13.9%
Onboard and other	90,935	83,234	9.3%

Net Cruise Costs	$876,738	$822,430	6.6%

APCD	7,354,093	6,743,456	9.1%
Gross Cruise Costs per APCD	$168.11	$169.27	(0.7)%
Net Cruise Costs per APCD	$119.22	$121.96	(2.2)%

Net Debt-to-Capital was calculated as follows (in thousands):

	As of
	March 31, 2010	December 31, 2009
Long-term debt, net of current portion	$6,847,719	$7,663,555
Current portion of long-term debt	1,255,673	756,215

Total debt	8,103,392	8,419,770

Less: Cash and cash equivalents	278,104	284,619

Net Debt	$7,825,288	$8,135,151

Total shareholders’ equity	$7,465,402	$7,499,717
Total debt	8,103,392	8,419,770

Total debt and shareholders’ equity	15,568,794	15,919,487

Debt-to-Capital	52.1%	52.9%

Net Debt	7,825,288	8,135,151

Net Debt and shareholders’ equity	$15,290,690	$15,634,868

Net Debt-to-Capital	51.2%	52.0%

Outlook

Second Quarter 2010

We expect Net Yields will increase approximately 6% compared to 2009.

We expect Net Cruise Costs per APCD to increase approximately 1% compared to 2009. Excluding fuel, we expect Net Cruise Costs per APCD to decrease approximately 1% compared to 2009.

We expect a 14.6% increase in capacity, primarily driven by a full quarter of Pacific Dream, the addition of Celebrity Equinox, which entered service during the third quarter of 2009, the addition of Oasis of the Seas which entered service during the fourth quarter of 2009 and the addition of Celebrity Eclipse, which will enter service during the second quarter of 2010.

Depreciation and amortization expenses are expected to be in the range of $158.0 million to $163.0 million and interest expense is expected to be in the range of $81.0 million to $86.0 million.

We do not forecast fuel prices and our cost calculations for fuel are based on current “at-the-pump” prices net of any hedging impacts. If fuel prices for the second quarter of 2010 remain at the level of current “at-the-pump” prices, fuel expenses for the second quarter of 2010 would be approximately $170.0 million. For the second quarter of 2010, our fuel expense is approximately 50% hedged and a 10% change in fuel prices would result in a change of fuel expenses of approximately $9.0 million after taking into account existing hedges.

Based on the expectations noted above, and assuming that fuel prices remain at the level of current “at-the-pump” prices, we expect second quarter 2010 earnings per share to be in the range of $0.16 to $0.21.

Full Year 2010

We expect Net Yields to increase in the range of 4% to 5% compared to 2009.

We expect Net Cruise Costs per APCD to be approximately flat to down slightly compared to 2009. Excluding fuel, we expect Net Cruise Costs per APCD to decrease approximately 1% compared to 2009.

We expect a 11.5% increase in capacity in 2010, primarily driven by a full year of Pacific Dream, a full year of Celebrity Equinox, a full year of Oasis of the Seas, the addition of Celebrity Eclipse which will enter service during the second quarter of 2010 and the addition of Allure of the Seas which will enter service during the fourth quarter of 2010.

Depreciation and amortization expenses are expected to be in the range of $638.0 million to $652.0 million, and interest expense is expected to be in the range of $331.0 million to $345.0 million.

We do not forecast fuel prices and our cost calculations for fuel are based on current “at-the-pump” prices net of any hedging impacts. If fuel prices for the full year 2010 remain at the level of current “at-the-pump” prices, fuel expenses for the full year 2010 would be approximately $678.0 million. For the full year 2010, our fuel expense is approximately 48% hedged and a 10% change in fuel prices would result in a change in fuel expenses of approximately $29.0 million after taking into account existing hedges.

Based on the expectations noted above, and assuming that fuel prices remain at the level of current “at-the-pump” prices, we expect full year 2010 earnings per share to be in the range of $2.15 to $2.25.

Quarter Ended March 31, 2010 Compared to Quarter Ended March 31, 2009

Revenues

Total revenues for 2010 increased $160.0 million or 12.1% to $1.5 billion from $1.3 billion in 2009. This increase is primarily attributable to a 9.1% increase in capacity. The increase in capacity is primarily due to the addition of Oasis of the Seas, which entered service in December 2009, the addition of Celebrity Equinox which entered service in July 2009 and the addition of Pacific Dream, which entered service in May 2009. This increase in capacity was partially offset by the sale of Celebrity Galaxy to TUI Cruises in March 2009, the sale of Oceanic in April 2009 and the Atlantic Star which was removed from operation in 2009. Our revenues were also impacted by an increase in occupancy from 101.2% in 2009 to 103.1% in 2010. The increase in occupancy is primarily due to improving market conditions. The increase is also due to the effect of foreign currency as a result of a weaker United States dollar against the euro, British pound and Canadian dollar compared to 2009. To a lesser extent, the increase in revenues is also due to increases in ticket prices and onboard spending on a per passenger basis. These increases were partially offset by a decrease in charter revenue primarily due to the termination of the charter to Island Cruises in April 2009.

Onboard and other revenues included concession revenues of $62.3 million in 2010 compared to $54.2 million for the same period in 2009. The increase in concession revenues was primarily due to the increase in capacity mentioned above, and to a lesser extent an increase in spending on a per passenger basis.

Cruise Operating Expenses

Total cruise operating expenses for 2010 increased $72.9 million or 7.7% to $1.0 billion from $952.3 million for 2009. This increase is attributable to the 9.1% increase in capacity mentioned above and to a lesser extent the adverse effect of foreign currency as a result of a weaker United States dollar against the euro, British pound and Canadian dollar compared to 2009. This increase was partially offset by decreases in air expenses, fuel expenses and payroll and related expenses on a per passenger basis. The decrease in air expenses is primarily due to a reduction in guests booking air service through us. Fuel expenses, which are net of fuel swap agreements, decreased 4.2% per metric ton in 2010 as compared to 2009 primarily as a result of lower fuel prices. The decrease in payroll and related expenses was primarily a result of improved economies of scale of the new classes of ships. These decreases were partially offset by an increase in commissions, as a result of the increase in ticket prices, and increases in hotel and vessel maintenance due to the timing of repairs and maintenance.

Marketing, Selling and Administrative Expenses

Marketing, selling and administrative expenses for 2010 increased $21.8 million or 11.5% to $211.0 million from $189.2 million for 2009. The increase is primarily due to an increase in shoreside payroll and benefits due to increases in headcount primarily related to our international expansion and other compensation related costs.

Depreciation and Amortization expenses

Depreciation and amortization expenses for 2010 increased $17.7 million or 12.7% to $157.6 million from $139.9 million for 2009. The increase is primarily due to the addition of Oasis of the Seas which entered service in December 2009 and the addition of Celebrity Equinox which entered service in July 2009. To a lesser extent, the increase is also due to depreciation associated with shipboard and shore-side additions. These increases were partially offset by the sale of Celebrity Galaxy to TUI Cruises in March 2009 and the sale of Oceanic in April 2009. In addition, the Atlantic Star was classified as held for sale in 2009 and is no longer being depreciated.

Other Income (Expense)

Interest expense, net of interest capitalized, increased to $83.9 million in 2010 from $79.5 million in 2009. Gross interest expense increased to $90.5 million in 2010 from $89.5 million in 2009. The increase was primarily due to a higher average debt level, partially offset by lower interest rates. Interest capitalized decreased to $6.6 million in 2010 from $10.0 million in 2009 primarily due to a lower average level of investment in ships under construction and lower interest rates.

Other income increased to $78.3 million in 2010 compared to other expense of $2.8 million in 2009 for a net change of $81.1 million when comparing these periods. The increase was primarily due to a $85.6 million gain recorded from the settlement with Rolls Royce.

Net Yields

Net Yields increased 2.6% in 2010 compared to 2009 primarily due to the increase in ticket prices, the increase in onboard spending, a weaker United States dollar compared to the euro, British pound and Canadian dollar and the increase in occupancy as mentioned above.

Net Cruise Costs

Net Cruise Costs increased 6.6% in 2010 compared to 2009 due to the 9.1% increase in capacity, partially offset by a 2.2% decrease in Net Cruise Cost per APCD. The decrease in Net Cruise Costs per APCD was primarily driven by the decrease in fuel expenses and the decrease in payroll and related expenses, partially offset by the increase in marketing, selling and administrative expenses.

Recently Adopted, and Future Application of, Accounting Standards

Refer to Note 2. Summary of Significant Accounting Policies to our financial statements for further information on Recently Adopted Accounting Standards and Recent Accounting Pronouncements.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash flow generated from operations provides us with a significant source of liquidity. Net cash provided by operating activities increased $299.0 million to $412.9 million for the first quarter of 2010 compared to $113.9 million for the same period in 2009. The increase is primarily due to an increase in cash generated from ticket and onboard sales during the first quarter of 2010 compared to the same period in 2009. The increase in cash from ticket sales is a result of cruises being purchased for higher prices and the acceleration in booking volumes compared to prior year. As a result of the above factors, we received $294.5 million more in customer deposits during the first quarter of 2010 as compared to the same period in 2009. The increase in onboard revenues is due to an increase in spending per guest as compared to the prior year.

Net cash used in investing activities increased to $168.7 million for the first quarter of 2010 from $60.4 million for the same period in 2009. The increase was primarily due to the proceeds received from the sale of Celebrity Galaxy to TUI Cruises of $290.9 million in 2009 that did not recur in 2010 and a decrease in settlements of approximately $25.9 million on our foreign currency forward contracts. These increases were offset by a decrease in equity contributions to our unconsolidated affiliates of $152.2 million and a decrease in our capital expenditures of approximately $52.9 million. Our capital expenditures decreased to approximately $166.4 million for the first quarter of 2010 from $219.3 million for the same period in 2009, primarily due to a decrease in the number of ships under construction.

Net cash used in financing activities was $250.6 million in the first quarter of 2010 compared to $1.4 million for the same period in 2009. The change was due to an increase in repayments of debt of approximately $377.1 million and an increase in debt issuance costs of $16.0 million. These increases were partially offset by an increase in debt proceeds of approximately $134.2 million primarily due to an increase in amounts drawn under our unsecured revolving credit facility in 2010 as compared to 2009.

Interest capitalized during the first quarter of 2010 decreased to $6.6 million from $10.0 million for the same period in 2009 primarily due a lower average level of investment in ships under construction and lower interest rates.

Future Capital Commitments

Our future capital commitments consist primarily of new ship orders. As of March 31, 2010, we had one ship of a new Oasis-class designated for Royal Caribbean International and three Solstice-class ships, designated for Celebrity Cruises, on order for an aggregate additional capacity of approximately 13,950 berths. The aggregate cost of the four ships is approximately $4.2 billion, of which we have deposited $528.6 million as of March 31, 2010. Approximately 5.6% of the aggregate cost of ships was exposed to fluctuations in the euro exchange rate at March 31, 2010.

As of March 31, 2010, we anticipated overall capital expenditures, including the four ships on order, would be approximately $2.2 billion for 2010, $1.0 billion for 2011 and $1.0 billion for 2012.

Contractual Obligations

As of March 31, 2010, our contractual obligations were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Activities:
Operating lease obligations(1)(2)	$337,308	$48,112	$247,351	$18,020	$23,825
Interest on long-term debt(3)	1,464,687	295,297	460,648	273,606	435,136
Other(4)	664,156	108,233	211,003	133,689	211,231
Investing Activities:
Ship purchase obligations(5)	3,288,522	1,853,231	1,435,291	—	—
Financing Activities:
Long-term debt obligations (6)(7)	8,048,125	1,249,493	1,427,104	3,029,789	2,341,739
Capital lease obligations (8)	55,267	6,180	8,787	5,096	35,204

Total	$13,858,065	$3,560,546	$3,790,184	$3,460,200	$3,047,135

(1)	We are obligated under noncancelable operating leases primarily for a ship, offices, warehouses and motor vehicles.
(2)	Under the Brilliance of the Seas lease agreement, we may be required to make a termination payment of approximately £120.7 million, or approximately $183.3 million based on the exchange rate at March 31, 2010, if the lease is canceled in 2012. This amount is included in the 1-3 years column.
(3)	Long-term debt obligations mature at various dates through fiscal year 2027 and bear interest at fixed and variable rates. Interest on variable-rate debt is calculated based on forecasted cash outflows, including interest swapped from a fixed-rate to a variable-rate using the applicable rate at March 31, 2010. Debt denominated in other currencies is calculated based on the applicable exchange rate at March 31, 2010. Amounts are based on existing debt obligations and do not consider potential refinancing of expiring debt obligations.
(4)	Amounts represent future commitments with remaining terms in excess of one year to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts.
(5)	Amounts represent contractual obligations with initial terms in excess of one year.
(6)	Amounts represent debt obligations with initial terms in excess of one year.
(7)	In April 2010, we drew in full $566.1 million under an unsecured term loan to finance the purchase of Celebrity Eclipse.
(8)	Amounts represent capital lease obligations with initial terms in excess of one year.

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

Funding Sources

We have significant contractual obligations of which the capital expenditures associated with our ship purchases and our debt maturities represent our largest funding needs. We have $3.6 billion in contractual obligations due during the twelve month period ending March 31, 2011 of which approximately $1.9 billion relates to the acquisition of the Celebrity Eclipse and Allure of the Seas along with progress payments on other ship purchases. In addition, we have $10.3 billion in contractual obligations due beyond the twelve month period ending March 31, 2011 of which debt maturities and ship purchase obligations represent $6.8 billion and $1.4 billion, respectively. We have historically relied on a combination of cash flows provided by operations, drawdowns under our available credit facilities and the incurrence of additional debt to fund these obligations.

As of March 31, 2010, our liquidity was $1.1 billion consisting of approximately $278.1 million in cash and cash equivalents and $795.0 million available under our unsecured revolving credit facility. In addition, we had a working capital deficit of $2.5 billion as of March 31, 2010 as compared to our working capital deficit of $1.7 billion as of December 31, 2009. Similar to others in our industry, we are able to operate with a substantial working capital deficit because (1) passenger receipts are primarily paid in advance with a relatively low-level of accounts receivable, (2) rapid turnover results in a limited investment in inventories and (3) voyage-related accounts payable usually become due after receipt of cash from related bookings. In addition, we finance the purchase of our ships through long-term debt instruments of which the current portion of these instruments increases our working capital deficit. The current portion of long-term debt increased from $756.2 million as of December 31, 2009 to $1.3 billion as of March 31, 2010. We generate substantial cash flows from operations and our business model, along with our unsecured revolving credit facility, has historically allowed us to maintain this working capital deficit and still meet our operating, investing and financing needs. We expect that we will continue to have working capital deficits in the future.

As of March 31, 2010, we have three Solstice-class vessels and one Oasis-class vessel under construction in Germany and Finland, respectively, all of which have committed bank financing arrangements which include financing guarantees.

We anticipate that our cash flows from operations, our current available credit facilities, and the above financing arrangements will be adequate to meet our capital expenditures and debt repayments in the foreseeable future.

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

Debt Covenants

Our financing agreements contain covenants that require us, among other things, to maintain minimum net worth and a fixed charge coverage ratio and limit our net debt-to-capital ratio. Our minimum net worth and maximum net debt-to-capital calculations exclude the impact of accumulated other comprehensive income (loss) on total shareholders’ equity. The fixed charge coverage ratio is calculated by dividing net cash from operations for the past four quarters by the sum of dividend payments plus scheduled principal debt payments in excess of any new financings for the past four quarters (“fixed charges”). We are currently in compliance with all debt covenants. As of March 31, 2010, our net worth was $7.4 billion compared with a minimum requirement of $5.2 billion, our net-debt-to-capital was 51.3% compared to a maximum limit of 62.5% and our fixed charge coverage ratio exceeded the minimum requirement of 1.25x as our fixed charges for the period were $0.00.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For a discussion of our market risks, refer to Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our annual report on Form 10-K for the year ended December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 during the quarter ended March 31, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

As previously reported in our annual report on Form 10-K for the year ended December 31, 2009, we reached a settlement in January 2010 with Rolls Royce, in our lawsuit that was pending in the Circuit Court for Miami-Dade County, Florida against Rolls Royce for the recurring Mermaid pod failures. As part of the settlement, each party dismissed the lawsuit with prejudice and released the other from all claims and counterclaims made by each party against the other. Under the terms of the settlement, we received a payment in the first quarter of 2010 of approximately $68.0 million, net of costs and payments to insurers and will receive an additional $20.0 million that will be payable within five years. We recorded a one-time gain of approximately $85.6 million in the first quarter of 2010 in connection with this settlement, comprised of the $68.0 million payment and the net present value of the $20.0 million receivable or $17.6 million.

As previously reported in our annual report on Form 10-K for the year ended December 31, 2009, the Office of the Attorney General of Florida initiated in 2008 an investigation to determine whether there had been a violation of Florida or Federal anti-trust laws in connection with the imposition of supplemental charges for fuel implemented by a number of cruise lines. The Attorney General sought and received documentary information from the Company. In February 2010, the Company was informed that the Attorney General has no plans to take any further action.

As previously reported in our annual report on Form 10-K for the year ended December 31, 2009, demands for arbitration were made under our collective bargaining agreement covering Celebrity Cruises’ crewmembers on behalf of twenty current and/or former Celebrity Cruises’ cabin stewards and others similarly situated (the “September 2009 Demands”). These demands contend that between 2001 and 2005 Celebrity Cruises improperly required the named cabin stewards to share guest gratuities with assistant cabin stewards. The demands seek payment of damages, including penalty wages, under the U.S. Seaman’s Wage Act of approximately $0.6 million for the named crewmembers and estimates damages in excess of $200.0 million, for the entire class of other similarly situated crewmembers. In October 2009, and again in December 2009, additional demands for arbitration were made under our collective bargaining agreement covering Celebrity Cruises’ crewmembers by the same counsel on behalf of a total of three current and/or former Celebrity Cruises’ cabin stewards and others similarly situated, making the same contentions and seeking the same damages as in the September 2009 Demands. A similar action brought by this same counsel in October 2009 on behalf of ten crew members and others similarly situated in the Southern District Court, Southern District of Florida making the same contentions and seeking the same damages as the arbitration demands was dismissed with prejudice. Plaintiff is appealing this dismissal. We believe we have meritorious defenses to the pending arbitration demands and actions which we intend to vigorously pursue.

We are routinely involved in other claims typical within the cruise vacation industry. The majority of these claims are covered by insurance. We believe the outcome of such claims, net of expected insurance recoveries, will not have a material adverse impact on our financial condition or results of operations.

Item 1A.	Risk Factors

The risk factors that affect our business and financial results are discussed in “Item 1A. Risk Factors” in the 2009 Annual Report on Form 10-K. We wish to caution the reader that the risk factors discussed in “Item 1A. Risk Factors” in our 2009 Annual Report on Form 10-K, and those described elsewhere in this report or other Securities and Exchange Commission filings, could cause actual results to differ materially from those stated in any forward-looking statements.

Item 6.	Exhibits

10.1	Credit Agreement dated as of March 15, 2010 among Allure of the Seas Inc., as borrower, Royal Caribbean Cruises Ltd. as guarantor, various financial institutions and Skandinaviska Enskilda Banken AB (publ), as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 19, 2010).

31	Certifications required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934.

32	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Interactive Data File

101*	The following financial statements from Royal Caribbean Cruises LTD.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, as filed with the SEC on April 29, 2010, formatted in XBRL, as follows:

(i) the Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009;

(ii) the Consolidated Balance Sheets at March 31, 2010 and December 31, 2009;

(iii) the Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009; and

(iv) the Notes to the Consolidated Financial Statements, tagged as blocks to text.

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL CARIBBEAN CRUISES LTD.
(Registrant)

/s/ BRIAN J. RICE
Brian J. Rice
Executive Vice President and Chief Financial Officer
Date: April 29, 2010	(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

31	Certifications required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934.

32	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Interactive Data File

101*	The following financial statements from Royal Caribbean Cruises LTD.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, as filed with the SEC on April 29, 2010, formatted in XBRL, as follows:

(i) the Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009;
(ii) the Consolidated Balance Sheets at March 31, 2010 and December 31, 2009;
(iii) the Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009; and
(iv) the Notes to the Consolidated Financial Statements, tagged as blocks to text.

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.