Form 10-Q
period 2010-06-30
ROYAL CARIBBEAN CRUISES LTD
filed 2010-07-23
CIK 884887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

There were 215,127,619 shares of common stock outstanding as of July 16, 2010.

ROYAL CARIBBEAN CRUISES LTD.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Quarter Ended June 30,
	2010	2009
Passenger ticket revenues	$1,159,453	$956,593
Onboard and other revenues	442,244	392,422

Total revenues	1,601,697	1,349,015

Cruise operating expenses:
Commissions, transportation and other	271,140	232,552
Onboard and other	124,190	112,523
Payroll and related	188,608	165,466
Food	93,850	80,913
Fuel	164,118	136,488
Other operating	244,281	237,493

Total cruise operating expenses	1,086,187	965,435
Marketing, selling and administrative expenses	211,795	190,593
Depreciation and amortization expenses	160,031	137,925

Operating Income	143,684	55,062

Other income (expense):
Interest income	1,363	1,159
Interest expense, net of interest capitalized	(83,846)	(68,327)
Other expense	(655)	(22,980)

	(83,138)	(90,148)

Net Income (Loss)	$60,546	$(35,086)

Earnings (Loss) per Share:
Basic	$0.28	$(0.16)

Diluted	$0.28	$(0.16)

Weighted-Average Shares Outstanding:
Basic	215,043	213,780

Diluted	217,561	213,780

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Six Months Ended June 30,
	2010	2009
Passenger ticket revenues	$2,241,974	$1,905,863
Onboard and other revenues	845,373	768,754

Total revenues	3,087,347	2,674,617

Cruise operating expenses:
Commissions, transportation and other	539,790	468,381
Onboard and other	215,125	195,757
Payroll and related	368,042	334,212
Food	186,497	166,316
Fuel	319,057	291,363
Other operating	482,951	461,742

Total cruise operating expenses	2,111,462	1,917,771
Marketing, selling and administrative expenses	422,843	379,750
Depreciation and amortization expenses	317,606	277,781

Operating Income	235,436	99,315

Other income (expense):
Interest income	2,732	2,889
Interest expense, net of interest capitalized	(167,770)	(147,789)
Other income (expense)	77,595	(25,739)

	(87,443)	(170,639)

Net Income (Loss)	$147,993	$(71,324)

Earnings (Loss) per Share:
Basic	$0.69	$(0.33)

Diluted	$0.68	$(0.33)

Weighted-Average Shares Outstanding:
Basic	214,680	213,734

Diluted	217,304	213,734

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of
	June 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$318,820	$284,619
Trade and other receivables, net	212,204	338,804
Inventories	110,695	107,877
Prepaid expenses and other assets	223,913	180,997
Derivative financial instruments	45,516	114,094

Total current assets	911,148	1,026,391
Property and equipment, net	15,683,297	15,268,053
Goodwill	718,399	792,373
Other assets	990,170	1,146,677

	$18,303,014	$18,233,494

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$1,001,343	$756,215
Accounts payable	292,047	264,554
Accrued interest	105,047	147,547
Accrued expenses and other liabilities	658,389	521,190
Customer deposits	1,398,003	1,059,524

Total current liabilities	3,454,829	2,749,030
Long-term debt	7,109,013	7,663,555
Other long-term liabilities	491,405	321,192

Commitments and contingencies (Note 6)

Shareholders’ equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 225,428,145 and 224,258,247 shares issued, June 30, 2010 and December 31, 2009, respectively)	2,254	2,243
Paid-in capital	3,002,106	2,973,495
Retained earnings	4,902,943	4,754,950
Accumulated other comprehensive (loss) income	(245,832)	182,733
Treasury stock (10,308,683 common shares at cost, June 30, 2010 and December 31, 2009)	(413,704)	(413,704)

Total shareholders’ equity	7,247,767	7,499,717

	$18,303,014	$18,233,494

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2010	2009
Operating Activities
Net income (loss)	$147,993	$(71,324)
Adjustments:
Depreciation and amortization	317,606	277,781
Changes in operating assets and liabilities:
Decrease in trade and other receivables, net	127,131	46,842
Increase in inventories	(5,607)	(6,312)
Increase in prepaid expenses and other assets	(37,937)	(20,197)
Increase in accounts payable	23,622	17,670
Decrease in accrued interest	(42,500)	(47,927)
Decrease in accrued expenses and other liabilities	(13,514)	(23,453)
Increase in customer deposits	320,382	131,792
Cash received on settlement of derivative financial instruments	172,993	—
Other, net	733	37,986

Net cash provided by operating activities	1,010,902	342,858

Investing Activities
Purchases of property and equipment	(847,541)	(323,589)
Cash (paid) received on settlement of derivative financial instruments	(7,121)	49,303
Loans and equity contributions to unconsolidated affiliates	—	(181,683)
Proceeds from the sale of Celebrity Galaxy	—	290,928
Other, net	(8,266)	(5,883)

Net cash used in investing activities	(862,928)	(170,924)

Financing Activities
Debt proceeds	1,081,069	75,813
Debt issuance costs	(36,929)	(15,456)
Repayments of debt	(1,168,928)	(327,648)
Proceeds from exercise of common stock options	11,377	—
Other, net	748	721

Net cash used in financing activities	(112,663)	(266,570)

Effect of exchange rate changes on cash	(1,110)	1,516

Net increase (decrease) in cash and cash equivalents	34,201	(93,120)
Cash and cash equivalents at beginning of period	284,619	402,878

Cash and cash equivalents at end of period	$318,820	$309,758

Supplemental Disclosure
Cash paid during the period for:
Interest, net of amount capitalized	$159,288	$171,856

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

All significant intercompany accounts and transactions are eliminated in consolidation. We consolidate entities over which we have control, usually evidenced by a direct ownership interest of greater than 50% and variable interest entities where we are determined to be the primary beneficiary. See Note 5. Other Assets for further information regarding our variable interest entities. For affiliates where significant influence over financial and operating policies exists, usually evidenced by a direct ownership interest from 20% to 50%, the investment is accounted for using the equity method. We include Pullmantur’s results of operations on a two-month lag to allow for more timely preparation of our consolidated financial statements. No material events or transactions affecting Pullmantur have occurred during the two-month lag that would require disclosure or adjustment to our consolidated financial statements as of June 30, 2010.

We believe the accompanying unaudited consolidated financial statements contain all normal recurring accruals necessary for a fair statement. Our revenues are seasonal and results for interim periods are not necessarily indicative of results for the entire year.

Note 2. Summary of Significant Accounting Policies

Recently Adopted Accounting Standards

In January 2010, we adopted authoritative guidance which eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. The adoption of this guidance did not have an impact on our consolidated financial statements.

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

Note 3. Earnings (Loss) Per Share

A reconciliation between basic and diluted earnings (loss) per share is as follows (in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss) for basic and diluted earnings (loss) per share	$60,546	$(35,086)	$147,993	$(71,324)

Weighted-average common shares outstanding	215,043	213,780	214,680	213,734
Dilutive effect of stock options and restricted stock awards	2,518	—	2,624	—

Diluted weighted-average shares outstanding	217,561	213,780	217,304	213,734

Basic earnings (loss) per share	$0.28	$(0.16)	$0.69	$(0.33)
Diluted earnings (loss) per share	$0.28	$(0.16)	$0.68	$(0.33)

Diluted earnings per share for the quarter and six months ended June 30, 2010 did not include options to purchase 2.8 million shares because the effect of including them would have been antidilutive. Diluted (loss) per share for the quarter and six months ended June 30, 2009 did not include options and restricted stock units of 7.1 million shares because the effect of including them would have been antidilutive.

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

We have determined that our 40% noncontrolling interest in a ship repair and maintenance facility which we initially invested in 2001, is a VIE. The facility serves cruise and cargo ships, oil and gas tankers, and offshore units. We utilize this facility, among other ship repair facilities, for our regularly scheduled drydocks and certain emergency repairs as may be required. As of June 30, 2010, our investment in this entity including equity and loans, which is also our maximum exposure to loss as we are not contractually required to provide any financial or other support to the facility, was approximately $65.4 million and was included within other assets in our consolidated balance sheets. We have determined we are not the primary beneficiary as we do not have the power to direct the activities that most significantly impact the facility’s economic performance. Accordingly, we do not consolidate this entity and account for this investment under the equity method of accounting.

In conjunction with our acquisition of Pullmantur in 2006, we obtained a 49% noncontrolling interest in Pullmantur Air, S.A. (“Pullmantur Air”), a small air business that operates four aircrafts in support of Pullmantur’s operations. We have determined Pullmantur Air is a VIE for which we are the primary beneficiary as we have the power to direct the activities that most significantly impacts its economic performance and we are obligated to absorb its losses. In accordance with authoritative guidance, we have consolidated the assets and liabilities of Pullmantur Air. We do not disclose the assets and liabilities of Pullmantur Air as they are immaterial to our June 30, 2010 consolidated financial statements.

We have determined that our 50% interest in the TUI Cruises GmbH joint venture with TUI AG, which operates the brand TUI Cruises, is a VIE. As of June 30, 2010, our investment in this entity which is substantially our maximum exposure to loss, was approximately $165.1 million and was included within other assets in our consolidated balance sheets. We have determined that we are not the primary beneficiary of TUI Cruises. We believe that the power to direct the activities that most significantly impact TUI Cruises’ economic performance are shared between ourselves and TUI AG. All the significant operating and financial decisions of TUI Cruises require the consent of both parties which we believe creates shared power over TUI Cruises. Accordingly, we do not consolidate this entity and account for this investment under the equity method of accounting.

Note 6. Commitments and Contingencies

Capital Expenditures. As of June 30, 2010, the expected dates our ships on order will enter service and their approximate berths are as follows:

Ship	Expected to Enter Service	Approximate Berths
Royal Caribbean International:
Oasis-class:
Allure of the Seas	4th Quarter 2010	5,400
Celebrity Cruises:
Solstice-class:
Celebrity Silhouette	3rd Quarter 2011	2,850
Unnamed	4th Quarter 2012	2,850

	Total Berths	11,100

The aggregate cost of these ships is approximately $3.4 billion, of which we have deposited $433.5 million as of June 30, 2010. Approximately 5.2% of the aggregate cost was exposed to fluctuations in the euro exchange rate at June 30, 2010.

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

The Miami District Office of the United States Equal Employment Opportunity Commission (“EEOC”) has alleged that certain of our shipboard employment practices do not comply with United States employment laws. In June 2007, the EEOC proposed payment of monetary sanctions of approximately $27.0 million and certain remedial actions. Following discussions with the EEOC regarding this matter, the EEOC informed us in April 2008 that they transferred the matter to its legal unit for litigation review. On July 16, 2010, the EEOC issued a Notice of Right to Sue letter to the individual who originally complained, advising that the EEOC has elected not to pursue legal action against us. The individual has 90 days to bring a legal action if the individual so decides. We believe we have meritorious defenses to these claims and, if proceedings are initiated, we intend to vigorously pursue them.

In January 2006, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York alleging that we and certain other named cruise lines infringed rights in copyrighted works and other intellectual property by presenting performances on our cruise ships without securing the necessary licenses. In March 2009, the Court dismissed the complaint for failure to state a claim with sufficient particularity but granted leave to re-file. In April 2009 plaintiffs filed an amended complaint with substantially the same allegations as the original complaint except that it no longer seeks class action treatment and confines its allegations of infringement to plaintiffs’ copyrights of the theatrical production of Grease. The suit seeks payment of damages against all named defendants in an undetermined amount of not less than $10.0 million, as well as disgorgement of profits, a permanent injunction against future infringement and punitive and treble damages. In March 2010, the Court dismissed the amended complaint with leave for plaintiffs to conduct limited discovery on jurisdictional issues and 120 days to file a further amended complaint. The Court also ruled that if plaintiffs did not further amend by that deadline, their claims would be dismissed with prejudice. The deadline passed without plaintiffs filing a further amended complaint.

There are a total of five cases pending in the United States District Court for the Western District of Washington against Park West Galleries, Inc., doing business as Park West Gallery, PWG Florida, Inc., Fine Art Sales, Inc., Vista Fine Art LLC, doing business as Park West At Sea (together, “Park West”), and other named and unnamed parties, including Royal Caribbean Cruises Ltd. and Celebrity Cruises Inc. and other unaffiliated cruise line companies. The actions are being brought on behalf of purchasers of artwork at shipboard art auctions conducted by Park West on the named cruise lines. One of these actions is being brought on a class action basis. The substance of the claims in all five actions is virtually the same. The suits allege that the artwork Park West sells is not what it represents to its customers and that Royal Caribbean Cruises Ltd., Celebrity Cruises Inc. and other named cruise lines are complicit in the activities of Park West, including engaging in a conspiracy with Park West in violation of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), and are being enriched unjustly from the sale of the artwork. The actions seek from the named defendants refund and restitution of all monies acquired from the sale of artwork at shipboard auctions, recovery for the amount of payments for the purchased artwork, damages on the RICO claims in an indeterminate amount, permitted statutory damages and unspecified equitable or injunctive relief. The suits also seek from certain non-Royal Caribbean parties additional statutory, breach of contract and breach of warranty damages in unspecified amounts. In June, 2010, the Court dismissed Royal Caribbean Cruises Ltd. and Celebrity Cruises Inc. from all five actions on the basis that the claims against Royal Caribbean Cruises Ltd. and Celebrity Cruises Inc. were not timely filed and/or properly pled. Plaintiffs have since filed motions seeking permission from the Court to amend their complaints to address the noted deficiencies and to rename Royal Caribbean Cruises Ltd. and Celebrity Cruises Inc. as defendants in the actions. We will vigorously oppose any attempt by plaintiffs to rename either party as defendants and, if we are so renamed, we believe we will have meritorious defenses to the claims against us which we will vigorously pursue.

In September 2009, demands for arbitration were made under our collective bargaining agreement covering Celebrity Cruises’ crewmembers on behalf of twenty current and/or former Celebrity Cruises’ cabin stewards and others similarly situated (the “September 2009 Demands”). These demands contend that between 2001 and 2005 Celebrity Cruises improperly required the named cabin stewards to share guest gratuities with assistant cabin stewards. The demands seek payment of damages, including penalty wages, under the U.S. Seaman’s Wage Act of approximately $0.6 million for the named crewmembers and estimates damages in excess of $200.0 million, for the entire class of other similarly situated crewmembers. In October 2009, and again in December 2009 and in July 2010 additional demands for arbitration were made under our collective bargaining agreement covering Celebrity Cruises’ crewmembers by the same counsel on behalf of a total of eight current and/or former Celebrity Cruises’ cabin stewards and others similarly situated, making the same contentions and seeking the same damages as in the September 2009 Demands. A similar action brought by this same counsel in October 2009 on behalf of ten crew members and others similarly situated in the Southern District Court, Southern District of Florida making the same contentions and seeking the same damages as the arbitration demands was dismissed with prejudice. Plaintiff is appealing this dismissal. We believe we have meritorious defenses to the pending arbitration demands and actions which we intend to vigorously pursue.

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

Comprehensive income (loss) was as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$60,546	$(35,086)	$147,993	$(71,324)
Changes related to cash flow derivative hedges	(241,570)	301,000	(353,486)	285,035
Foreign currency translation adjustments	(44,713)	29,043	(75,079)	11,384

Total comprehensive (loss) income	$(225,737)	$294,957	$(280,572)	$225,095

Note 8. Fair Value Measurements and Derivative Instruments

Fair Value Measurements

The Company uses quoted prices in active markets when available to determine the fair value of its financial instruments. The estimated fair value of our financial instruments that are not measured at fair value on a recurring basis are as follows (in thousands):

	At June 30, 2010	At December 31, 2009
Long-term debt (including current portion of long-term debt)	$7,445,328	$7,744,915

Long-Term Debt

The fair values of our senior notes and senior debentures were estimated by obtaining quoted market prices. The fair values of all other debt were estimated using the present value of expected future cash flows which incorporates our risk profile.

Other Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value at June 30, 2010 and December 31, 2009.

In addition, assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy in accordance with authoritative guidance.

The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2010 Using				Fair Value Measurements at December 31, 2009 Using
Description	Total	Level 1[1]	Level 2[2]	Level 3[3]	Total	Level 1[1]	Level 2[2]	Level 3[3]

Assets:
Derivative financial instruments[4]	$141,985	—	114,795	27,190	$385,760	—	375,762	9,998
Investments[5]	$7,580	7,580	—	—	$8,923	8,923	—	—

Total Assets	$149,565	$7,580	$114,795	$27,190	$394,683	$8,923	$375,762	$9,998

Liabilities:
Derivative financial instruments[6]	$464,712	—	464,712	—	$79,337	—	79,337	—

Total Liabilities	$464,712	$—	$464,712	$—	$79,337	$—	$79,337	$—

1.	Inputs based on quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Valuation of these items does not entail a significant amount of judgment.
2.	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Fair value is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms such as maturity, as well as other inputs such as exchange rates, fuel types, fuel curves, interest rate yield curves, creditworthiness of the counterparty and the Company.
3.	Fair value for fuel call options is derived using standard option pricing models with inputs based on the options’ contract terms, such as exercise price and maturity, and data either readily available or derived from public market information, such as fuel curves, volatility levels and discount rates. Categorized as Level 3 because certain inputs (principally volatility) are unobservable.
4.	Consists of foreign currency forward contracts, interest rate, cross currency, fuel swaps and fuel call options. Please refer to the “Fair Value of Derivative Instruments” table for breakdown by instrument type.
5.	Consists of exchange-traded equity securities and mutual funds.
6.	Consists of cross currency, fuel swaps and foreign currency forward contracts. Please refer to the “Fair Value of Derivative Instruments” table for breakdown by instrument type.

The following table presents a reconciliation of the Company’s fuel call options’ beginning and ending balances as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Fuel Call Options
Quarter Ended June 30, 2010

Balance at April 1, 2010	$20,543
Total gains or losses (realized /unrealized)
Included in other income (expense)	(4,249)
Included in comprehensive income	—
Purchases, issuances, and settlements	10,896
Transfers in and/or out of Level 3	—

Balance at June 30, 2010	$27,190

The amount of total gains or losses for the period included in other (expense) income attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(4,249)

Six Months Ended June 30, 2010

Balance at January 1, 2010	$9,998
Total gains or losses (realized / unrealized)
Included in other income (expense)	(7,347)
Included in comprehensive income	—
Purchases, issuances, and settlements	24,539
Transfers in and/or out of Level 3	—

Balance at June 30, 2010	$27,190

The amount of total gains or losses for the period included in other (expense) income attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(7,347)

The reported fair values are based on a variety of factors and assumptions. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of June 30, 2010 or December 31, 2009, or that will be realized in the future and do not include expenses that could be incurred in an actual sale or settlement.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our long-term debt obligations including future interest payments. At June 30, 2010, approximately 55% of our long-term debt was effectively fixed and approximately 45% was floating as compared to 45% and 55% as of March 31, 2010, respectively. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense. We assess the risk that changes in interest rates will have either on the fair value of debt obligations or on the amount of future interest payments by monitoring changes in interest rate exposures and by evaluating hedging opportunities.

Market risk associated with our long-term fixed rate debt is the potential increase in fair value resulting from a decrease in interest rates. We use interest rate swap agreements that effectively convert a portion of our fixed-rate debt to a floating-rate basis to manage this risk. In an effort to increase our fixed percentage of debt, we terminated during the second quarter of 2010, our interest rate swap agreements that effectively changed €1.0 billion of debt with a fixed rate of 5.625% to EURIBOR-based floating rate debt and our cross currency swap agreements that effectively changed €300.0 million of the €1.0 billion floating EURIBOR-based debt to $389.1 million of floating LIBOR-based debt. Upon termination of these swaps, we received net cash proceeds of approximately $115.4 million. The swaps were designated as fair value hedges and terminating the swaps did not result in a gain or loss. We accounted for the termination of these swaps by recording the cash received and removing the fair value of the instruments from our consolidated balance sheets. In addition, approximately $104.1 million, representing an increase to the carrying amount of the €1.0 billion debt is being amortized as a reduction to interest expense over the remaining life of the debt. The increase to the carrying amount of the debt is reported in long-term debt. At June 30, 2010, we also maintain interest rate swap agreements that effectively changed $350.0 million of debt with a fixed rate of 7.25% to LIBOR-based floating rate debt. These interest rate swap agreements are accounted for as fair value hedges.

The notional amount of outstanding debt related to interest rate swaps as of June 30, 2010 was $350.0 million.

Foreign Currency Exchange Rate Risk

Our primary exposure to foreign currency exchange rate risk relates to our ship construction firm commitments denominated in euros and a portion of our euro-denominated debt. We enter into euro-denominated forward contracts and cross currency swap agreements to manage our exposure to movements in foreign currency exchange rates. During the second quarter of 2010, we entered into cross currency swap agreements that effectively changed €400.0 million of the €1.0 billion debt with a fixed rate of 5.625% to $509.0 million of debt at a weighted-average fixed rate of 6.625%. Approximately 5.2% of the aggregate cost of the ships was exposed to fluctuations in the euro exchange rate at June 30, 2010. The vast majority of our foreign exchange contracts and our cross currency swap agreements are accounted for as fair value or cash flow hedges depending on the designation of the related hedge.

The notional amount of outstanding foreign exchange contracts including our cross currency swap agreements as of June 30, 2010 was $2.7 billion.

We consider our investments in our foreign subsidiaries and foreign investments to be denominated in relatively stable currencies and of a long-term nature. We partially address the exposure of our investments in foreign subsidiaries and foreign investments by denominating a portion of our debt in our subsidiaries’ and investments’ functional currencies (generally euros). Specifically, we have assigned debt of approximately €342.7 million and €136.0 million, or approximately $419.4 million and $166.4 million, as a hedge of our net investment in Pullmantur and TUI Cruises, respectively.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the consumption of fuel on our ships. We use fuel swap agreements and fuel call options to mitigate the financial impact of fluctuations in fuel prices. During the second quarter of 2010, we terminated 22.9% of our fuel swap agreements due to a counterparty no longer meeting our guidelines and entered into new fuel swap agreements with a different counterparty. Upon termination of the fuel swaps, we received net cash proceeds of approximately $57.5 million. The swaps were designated as cash flow hedges and terminating the swaps did not result in the recognition of a gain or loss in our consolidated statement of operations. We accounted for the termination of the swaps by recording the cash received and removing the fair value of the instruments from our consolidated balance sheets. At June 30, 2010, $55.6 million of deferred gains associated with the terminated swaps remain in accumulated other comprehensive income and will be reclassified into earnings in the period that the hedged forecasted transactions affect earnings.

As of June 30, 2010, we have entered into fuel swap agreements, on approximately 338,000 metric tons of our projected 2010 fuel purchases, 766,000 metric tons of our projected 2011 fuel purchases, 738,000 metric tons of our projected 2012 fuel purchases and 150,000 metric tons of our 2013 fuel purchases. The fuel swap agreements hedge 48% of our projected 2010 fuel requirements, 55% of our projected 2011 fuel requirements, 50% of our projected 2012 fuel requirements and 10% of our projected 2013 fuel requirements. Additionally, as of June 30, 2010, we have entered into fuel call options on a total of 6.6 million barrels which mature between 2011 and 2013 in order to provide protection in the event fuel prices exceed the options’ exercise prices. The fuel call options represent 39% of our projected 2011 fuel requirements, 23% of our projected 2012 fuel requirements and 10% of our projected 2013 fuel requirements. Our fuel swap agreements are accounted for as cash flow hedges and our fuel call options are not designated as hedging instruments and thus, changes in the fair value of our fuel call options are recognized in earnings immediately and reported in other income (expense) in our consolidated statements of operations.

At June 30, 2010, $40.6 million of estimated unrealized net gains associated with our cash flow hedges pertaining to fuel swap agreements are expected to be reclassified to earnings from other accumulated comprehensive income (loss) within the next twelve months, including $37.2 million related to fuel swap agreements terminated in the second quarter of 2010. Reclassification is expected to occur as the result of fuel consumption associated with our hedged forecasted fuel purchases.

The fair value and line item caption of derivative instruments recorded were as follows:

Fair Value of Derivative Instruments

	Asset Derivatives			Liability Derivatives
		As of June 30, 2010	As of December 31, 2009		As of June 30, 2010	As of December 31, 2009
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
In thousands
Derivatives designated as hedging instruments under FASB ASC 815-20[1]
Interest rate swaps	Other Assets	$60,586	$133,586	Other long-term liabilities	$—	$—
Cross currency swaps	Other Assets	—	43,931	Other long-term liabilities	(30,911)	—
Foreign currency forward contracts	Derivative Financial Instruments	4,009	31,483	Accrued expenses and other liabilities	(230,442)	(53,336)
Foreign currency forward contracts	Other Assets	—	17,706	Other long-term liabilities	(144,297)	(4,627)
Fuel swaps	Derivative Financial Instruments	23,005	75,006	Accrued expenses and other liabilities	(19,241)	(17,085)
Fuel swaps	Other Assets	8,693	66,445	Other long-term liabilities	(26,915)	(2,269)

Total derivatives designated as hedging instruments under Subtopic 815-20		$96,293	$368,157		$(451,806)	$(77,317)

Derivatives not designated as hedging instruments under FASB ASC 815-20
Foreign currency forward contracts	Derivative Financial Instruments	$18,502	$7,605	Accrued expenses and other liabilities	$(12,906)	$(2,020)
Fuel call options	Other Assets	27,190	9,998	Other long-term liabilities	—	—

Total derivatives not designated as hedging instruments under Subtopic 815-20		$45,692	$17,603		$(12,906)	$(2,020)

Total derivatives		$141,985	$385,760		$(464,712)	$(79,337)

[1]	Accounting Standard Codification 815-20 “Derivatives and Hedging”.

The fair value and line item caption of non-derivative instruments recorded was as follows:

Non-derivative instrument designated as hedging instrument under Subtopic 815-20	Balance Sheet Location	Carrying Value
		As of June 30, 2010	As of December 31, 2009
In thousands
Foreign currency debt	Long-term debt	$(585,800)	$(701,523)

		$(585,800)	$(701,523)

The effect of derivative instruments qualifying and designated as hedging instruments and the related hedged items in fair value hedges on the consolidated statement of operations was as follows:

Derivatives and related Hedged Items under Subtopic 815-20 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative and Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative				Amount of Gain (Loss) Recognized in Income on Hedged Item
		Quarter Ended June 30, 2010	Quarter Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Quarter Ended June 30, 2010	Quarter Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
In thousands
Interest rate swaps	Interest expense, net of interest capitalized	$12,919	$9,777	$28,812	$16,410	$—	$—	$—	$—
Cross currency swaps	Interest expense, net of interest capitalized	208	1,284	987	2,482	—	—	—	—
Interest rate swaps	Other income (expense)	6,280	(26,057)	27,018	(9,761)	(4,763)	27,607	(26,160)	3,044
Cross currency swaps	Other income (expense)	(22,238)	16,864	(42,284)	(487)	23,640	(22,320)	47,715	(1,845)
Foreign currency forward contracts	Other income (expense)	(49,908)	81,709	(109,853)	20,058	52,424	(83,115)	113,133	(16,451)

		$(52,739)	$83,577	$(95,320)	$28,702	$71,301	$(77,828)	$134,688	$(15,252)

The effect of derivative instruments qualifying and designated as hedging instruments in cash flow hedges on the consolidated financial statements was as follows:

Derivatives under Subtopic 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)				Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Quarter Ended June 30, 2010	Quarter Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009		Quarter Ended June 30, 2010	Quarter Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
In thousands
Interest rate swaps	$—	$—	$—	$—	Interest Expense, net of interest capitalized	$—	$(311)	$—	$(619)
Cross currency swaps	(30,911)	—	(30,911)	—	Other income (expense)	(19,200)	—	(19,200)	—
Foreign currency forward contracts	(157,090)	145,981	(259,399)	38,367	Depreciation and amortization expenses	54	70	108	140
Foreign currency forward contracts	—	—	—	—	Passenger ticket revenues	—	—	—	103
Foreign currency forward contracts	—	(22)	—	22,047	Other income (expense)	262	—	525	—
Fuel swaps	(68,867)	129,378	(72,233)	146,213	Fuel	3,586	(27,703)	9,510	(81,026)

	$(256,868)	$275,337	$(362,543)	$206,627		$(15,298)	$(27,944)	$(9,057)	$(81,402)

Derivatives under Subtopic 815-20 Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness testing)
		Quarter Ended June 30, 2010	Quarter Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
In thousands
Interest rate swaps	Other income (expense)	$—	$—	$—	$—
Cross currency swaps	Other income (expense)	—	—	—	—
Foreign currency forward contracts	Other income (expense)	414	837	240	44
Foreign currency forward contracts	Other income (expense)	—	—	—	—
Foreign currency forward contracts	Other income (expense)	—	65	—	159
Fuel swaps	Other income (expense)	(185)	735	270	735

		$229	$1,637	$510	$938

At June 30, 2010, we have hedged the variability in future cash flows for certain forecasted transactions occurring through 2013.

The effect of non-derivative instruments qualifying and designated as hedging instruments in net investment hedges on the consolidated financial statements was as follows:

Non- derivatives instrument under Subtopic 815-20 Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in OCI (Effective Portion)				Location of Gain (Loss) in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Quarter Ended June 30, 2010	Quarter Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009		Quarter Ended June 30, 2010	Quarter Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
In thousands
Foreign Currency Debt	$60,887	$(29,293)	$102,274	$(199)	Other income (expense)	$—	$—	$—	$—

	$60,887	$(29,293)	$102,274	$(199)		$—	$—	$—	$—

The effect of derivatives not designated as hedging instruments on the consolidated financial statements was as follows:

Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Quarter Ended June 30, 2010	Quarter Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
In thousands
Foreign exchange contracts	Other income (expense)	$3	$—	$(54)	$—
Fuel call options	Other income (expense)	(4,250)	—	(7,348)	—

		$(4,247)	$—	$(7,402)	$—

Credit Related Contingent Features

Starting in 2012, our current interest rate derivative instruments may require us to post collateral if our Standard & Poor’s and Moody’s credit ratings are below specified levels. Specifically, if on the fifth anniversary of entering into a derivative transaction and on all succeeding fifth-year anniversaries our credit ratings for our senior debt were to be below BBB- by Standard & Poor’s and Baa3 by Moody’s, then each counterparty to such derivatives with whom we are in a net liability position that exceeds the applicable minimum call amount may demand that we post collateral in an amount equal to the net liability position. The amount of collateral required to be posted following such event will change each time our net liability position increases or decreases by more than the applicable minimum call amount. If our credit rating for our senior debt is subsequently equal to or above BBB- by Standard & Poor’s or Baa3 by Moody’s, then any collateral posted at such time will be released to us and we will no longer be required to post collateral unless we meet the collateral requirement at the next fifth-year anniversary. Currently, our senior debt credit rating is BB- with a stable outlook by Standard & Poor’s and Ba3 with a stable outlook by Moody’s. Only our interest rate instruments have a term of at least five years and will not reach their fifth anniversary until 2012. Therefore, as of June 30, 2010, we are not required to post any collateral for our derivative instruments.

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

•	the uncertainties of conducting business internationally and expanding into new markets,

•	changes in operating and financing costs, including changes in foreign exchange rates, interest rates, fuel, food, payroll, airfare for our shipboard personnel, insurance and security costs,

•	vacation industry competition and changes in industry capacity and overcapacity,

•	the cost of or changes in tax, environmental, health, safety, security and other laws and regulations affecting our business or our principal shareholders,

•	pending or threatened litigation, enforcement actions, fines or penalties,

•	emergency ship repairs, including the related lost revenue,

•

the impact of ship delivery delays, ship cancellations or ship construction price increases brought about by construction faults, mechanical problems or financial difficulties encountered by shipyards or their subcontractors,

•

negative incidents or adverse publicity concerning the cruise vacation industry including those involving unusual weather patterns or natural disasters and the health, safety and security of passengers,

•

the international political climate, fears of terrorist and pirate attacks, armed conflict, the unavailability or cost of air service and the resulting concerns over safety and security aspects of traveling,

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

We believe Net Yields and Net Cruise Costs are our most relevant non-GAAP financial measures. However, a significant portion of our revenue and expenses are denominated in currencies other than the United States dollar. Because our reporting currency is the United States dollar, the value of these revenues and expenses can be affected by changes in currency exchange rates. Although such changes in local currency prices is just one of many elements impacting our revenues and expenses, it can be an important element. For this reason, we also monitor Net Yields and Net Cruise Costs “as if” the current periods’ currency exchange rates had remained constant with the comparable prior periods’ rates, or on a “Constant Currency” basis.

It should be emphasized that the use of Constant Currency is primarily used for comparing short-term changes and/or projections. Over the longer term, changes in guest sourcing and shifting the amount of purchases between currencies significantly change the impact of the purely currency based fluctuations.

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

Summary of Historical Results of Operations

Total revenues increased 18.7% to $1.6 billion in the second quarter of 2010 from total revenues of $1.3 billion for the same period in 2009 primarily due to a 14.6% increase in capacity and a 4.9% increase in Net Yields. The increase in Net Yields was primarily due to an increase in ticket prices, and to a lesser extent, an increase in onboard spending and an increase in occupancy. This increase was partially offset by increases in operating expenses primarily due to the increase in capacity. As a result, our net income was $60.5 million or $0.28 per share on a diluted basis for the second quarter of 2010 compared to a net loss of $35.1 million or $0.16 per share on a diluted basis for the second quarter of 2009.

Other significant items for the second quarter of 2010 include:

•	Net Cruise Costs per APCD decreased by 2.8% compared to the same period in 2009.

•	In April 2010, we took delivery of Celebrity Eclipse, the third Solstice-class ship for Celebrity Cruises. To finance the purchase, we drew in full $566.1 million under an unsecured term loan.

•

We announced the pending sale of Celebrity Mercury to TUI Cruises in the first quarter of 2011 to serve as its second ship. Celebrity Mercury will enter service with TUI Cruises in the second quarter of 2011, under the name Mein Schiff 2, following an extensive refurbishment. We will recognize a gain on the sale which we do not expect to have a material effect on our annual earnings.

•

In an effort to increase our fixed percentage of debt, we terminated certain of our interest rate and cross currency swap agreements which resulted in net cash proceeds of approximately $115.4 million.

Operating results for the quarter and six months ended June 30, 2010 compared to the same periods in 2009 are shown in the following table (in thousands, except per share data):

	Quarter Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
		% of Total Revenues		% of Total Revenues		% of Total Revenues		% of Total Revenues
Passenger ticket revenues	$1,159,453	72.4%	$956,593	70.9%	$2,241,974	72.6%	$1,905,863	71.3%
Onboard and other revenues	442,244	27.6%	392,422	29.1%	845,373	27.4%	768,754	28.7%

Total revenues	1,601,697	100.0%	1,349,015	100%	3,087,347	100.0%	2,674,617	100%

Cruise operating expenses:

Commissions, transportation and other	271,140	16.9%	232,552	17.2%	539,790	17.5%	468,381	17.5%
Onboard and other	124,190	7.8%	112,523	8.3%	215,125	7.0%	195,757	7.3%
Payroll and related	188,608	11.8%	165,466	12.3%	368,042	11.9%	334,212	12.5%
Food	93,850	5.9%	80,913	6.0%	186,497	6.0%	166,316	6.2%
Fuel	164,118	10.3%	136,488	10.1%	319,057	10.3%	291,363	10.9%
Other operating	244,281	15.3%	237,493	17.6%	482,951	15.6%	461,742	17.3%

Total cruise operating expenses	1,086,187	67.8%	965,435	71.6%	2,111,462	68.4%	1,917,771	71.7%
Marketing, selling and administrative expenses	211,795	13.2%	190,593	14.1%	422,843	13.7%	379,750	14.2%
Depreciation and amortization expenses	160,031	10.0%	137,925	10.2%	317,606	10.3%	277,781	10.4%

Operating Income	143,684	9.0%	55,062	4.1%	235,436	7.6%	99,315	3.7%

Other income (expense):

Interest income	1,363	0.1%	1,159	0.1%	2,732	0.1%	2,889	0.1%
Interest expense, net of interest capitalized	(83,846)	(5.2)%	(68,327)	(5.1)%	(167,770)	(5.4)%	(147,789)	(5.5)%
Other (expense) income	(655)	0.0%	(22,980)	(1.7)%	77,595	2.5%	(25,739)	(1.0)%

	(83,138)	(5.2)%	(90,148)	(6.7)%	(87,443)	(2.8)%	(170,639)	(6.4)%

Net Income (Loss)	60,546	3.8%	(35,086)	(2.6)%	147,993	4.8%	(71,324)	(2.7)%

Diluted Earnings (Loss) Per Share	$0.28		$(0.16)		$0.68		$(0.33)

Selected historical statistical information is shown in the following table:

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Passengers Carried	1,112,984	937,610	2,230,514	1,911,276
Passenger Cruise Days	7,817,339	6,738,213	15,402,065	13,560,581
APCD	7,543,536	6,585,128	14,897,628	13,328,584
Occupancy	103.6%	102.3%	103.4%	101.7%

Gross Yields and Net Yields were calculated as follows (in thousands, except APCD and Yields):

	Quarter Ended June 30,			Six Months Ended June 30,
	2010	2010 After adjusting for changes in currency	2009	2010	2010 After adjusting for changes in currency	2009
Passenger ticket revenues	$1,159,453	$1,168,813	$956,593	$2,241,974	$2,207,902	$1,905,863
Onboard and other revenues	442,244	444,577	392,422	845,373	845,041	768,754

Total revenues	1,601,697	1,613,390	1,349,015	3,087,347	3,052,943	2,674,617

Less:
Commissions, transportation and other	271,140	274,148	232,552	539,790	533,049	468,381
Onboard and other	124,190	126,948	112,523	215,125	216,672	195,757

Net revenues	$1,206,367	$1,212,294	$1,003,940	$2,332,432	$2,303,222	$2,010,479

APCD	7,543,536	7,543,536	6,585,128	14,897,628	14,897,628	13,328,584
Gross Yields	$212.33	$213.88	$204.86	$207.24	$204.93	$200.67
Net Yields	$159.92	$160.71	$152.46	$156.56	$154.60	$150.84

Gross Cruise Costs and Net Cruise Costs were calculated as follows (in thousands, except APCD and costs per APCD):

	Quarter Ended June 30,			Six Months Ended June 30,
	2010	2010 After adjusting for changes in currency	2009	2010	2010 After adjusting for changes in currency	2009
Total cruise operating expenses	$1,086,187	$1,098,522	$965,435	$2,111,462	$2,108,808	$1,917,771
Marketing, selling and administrative expenses	211,795	213,389	190,593	422,843	419,644	379,750

Gross Cruise Costs	1,297,982	1,311,911	1,156,028	2,534,305	2,528,452	2,297,521

Less:
Commissions, transportation and other	271,140	274,148	232,552	539,790	533,049	468,381
Onboard and other	124,190	126,948	112,523	215,125	216,672	195,757

Net Cruise Costs	$902,652	$910,815	$810,953	$1,779,390	$1,778,731	$1,633,383

APCD	7,543,536	7,543,536	6,585,128	14,897,628	14,897,628	13,328,584
Gross Cruise Costs per APCD	$172.07	$173.91	$175.55	$170.11	$169.72	$172.38
Net Cruise Costs per APCD	$119.66	$120.74	$123.15	$119.44	$119.40	$122.55

Net Debt-to-Capital was calculated as follows (in thousands):

	As of
	June 30, 2010	December 31, 2009
Long-term debt, net of current portion	$7,109,013	$7,663,555
Current portion of long-term debt	1,001,343	756,215

Total debt	8,110,356	8,419,770
Less: Cash and cash equivalents	318,820	284,619

Net Debt	$7,791,536	$8,135,151

Total shareholders’ equity	$7,247,767	$7,499,717
Total debt	8,110,356	8,419,770

Total debt and shareholders’ equity	15,358,123	15,919,487

Debt-to-Capital	52.8%	52.9%
Net Debt	7,791,536	8,135,151

Net Debt and shareholders’ equity	$15,039,303	$15,634,868

Net Debt-to-Capital	51.8%	52.0%

Outlook

Third Quarter 2010

We expect Net Yields will increase approximately 4% compared to 2009. On a Constant Currency basis, we expect Net Yields will increase approximately 7% compared to 2009.

We expect Net Cruise Costs per APCD to decrease approximately 1% compared to 2009. On a Constant Currency basis, we expect Net Cruise Costs per APCD to remain flat to up slightly compared to 2009. Excluding fuel, we expect Net Cruise Costs per APCD to decrease approximately 2% compared to 2009. On a Constant Currency basis, we expect Net Cruise Costs per APCD excluding fuel to be approximately flat compared to 2009.

We expect a 12.7% increase in capacity, primarily driven by a full quarter of Celebrity Equinox, the addition of Oasis of the Seas which entered service during the fourth quarter of 2009 and the addition of Celebrity Eclipse, which entered service during the second quarter of 2010.

Depreciation and amortization expenses are expected to be in the range of $160.0 million to $165.0 million and interest expense is expected to be in the range of $78.0 million to $83.0 million.

We do not forecast fuel prices and our cost calculations for fuel are based on current “at-the-pump” prices net of any hedging impacts. If fuel prices for the third quarter of 2010 remain at the level of current “at-the-pump” prices, fuel expenses for the third quarter of 2010 would be approximately $170.0 million. For the third quarter of 2010, our fuel expense is approximately 47% hedged and a 10% change in fuel prices would result in a change of fuel expenses of approximately $9.0 million after taking into account existing hedges.

Based on the expectations noted above, and assuming that fuel prices remain at the level of current “at-the-pump” prices, we expect third quarter 2010 earnings per share to be in the range of $1.52 to $1.57.

Full Year 2010

We expect Net Yields to increase in the range of 3% to 4% compared to 2009. On a Constant Currency basis, we expect Net Yields will increase in the range of 4% to 5% compared to 2009.

We expect Net Cruise Costs per APCD to decrease in the range of 1% to 2% compared to 2009. On a Constant Currency basis, we expect Net Cruise Costs per APCD to decrease approximately 1% compared to 2009. Excluding fuel, we expect Net Cruise Costs per APCD to decrease in the range of 1% to 2% compared to 2009. On a Constant Currency basis, we expect Net Cruise Costs per APCD excluding fuel to be approximately flat to a decrease of 1% compared to 2009.

We expect an 11.5% increase in capacity in 2010, primarily driven by a full year of Pacific Dream, a full year of Celebrity Equinox, a full year of Oasis of the Seas, the addition of Celebrity Eclipse which entered service during the second quarter of 2010 and the addition of Allure of the Seas which will enter service during the fourth quarter of 2010.

Depreciation and amortization expenses are expected to be in the range of $640.0 million to $650.0 million, and interest expense is expected to be in the range of $330.0 million to $340.0 million.

We do not forecast fuel prices and our cost calculations for fuel are based on current “at-the-pump” prices net of any hedging impacts. If fuel prices for the full year 2010 remain at the level of current “at-the-pump” prices, fuel expenses for the full year 2010 would be approximately $652.0 million. For the full year 2010, our fuel expense is approximately 48% hedged and a 10% change in fuel prices would result in a change in fuel expenses of approximately $17.0 million after taking into account existing hedges.

Based on the expectations noted above, and assuming that fuel prices remain at the level of current “at-the-pump” prices, we expect full year 2010 earnings per share to be in the range of $2.25 to $2.35.

Quarter Ended June 30, 2010 Compared to Quarter Ended June 30, 2009

Revenues

Total revenues for 2010 increased $252.7 million or 18.7% to $1.6 billion from $1.3 billion in 2009. Approximately $196.3 million of this increase is attributable to a 14.6% increase in capacity. The increase in capacity is primarily due to the addition of Oasis of the Seas, which entered service in December 2009, the addition of Celebrity Equinox which entered service in July 2009, the addition of Celebrity Eclipse which entered service in April 2010 and to a full quarter of Pacific Dream, which entered service in May 2009. This increase in capacity was partially offset by the Atlantic Star which was removed from operation in August 2009. In addition, approximately $56.4 million of the increase was driven by increases in ticket prices and, to a lesser extent, an increase in onboard spending on a per passenger basis. This increase was partially offset by a decrease in air revenue due to an overall decrease in air ticket prices, a decrease in air charter revenue due to a decrease in air charter prices and the number of passengers booking air charter services and the adverse impact of the recent European travel disruptions resulting from the volcanic ash. The increases in ticket prices and onboard spending on a per passenger basis were also partially offset by the adverse effect of changes in foreign currency exchange rates related to our revenue transactions denominated in currencies other than the United States dollar.

Onboard and other revenues included concession revenues of $61.7 million in 2010 compared to $52.8 million for the same period in 2009. The increase in concession revenues was primarily due to the increase in capacity mentioned above, and to a lesser extent an increase in spending on a per passenger basis.

Cruise Operating Expenses

Total cruise operating expenses for 2010 increased $120.8 million or 12.5% to $1.1 billion from $965.4 million for 2009. Approximately $140.5 million of this increase is attributable to the 14.6% increase in capacity mentioned above. This increase was partially offset by a $19.7 million decrease primarily related to lower air expenses including air charter expenses on a per passenger basis as mentioned above, and to a lesser extent our continued emphasis on cost containment. The decrease is also due to the reduction in passengers purchasing air charter services. The increase in cruise operating expenses was also partially offset by the favorable effect of changes in foreign currency exchange rates related to our cruise operating expenses denominated in currencies other than the United States dollar.

Marketing, Selling and Administrative Expenses

Marketing, selling and administrative expenses for 2010 increased $21.2 million or 11.1% to $211.8 million from $190.6 million for 2009. The increase is primarily due to an increase in shoreside payroll and benefits due to increases in headcount primarily related to our international expansion and other compensation related costs. To a lesser extent, the increase is also due to an increase in marketing and selling expenses associated with our international expansion.

Depreciation and Amortization expenses

Depreciation and amortization expenses for 2010 increased $22.1 million or 16.0% to $160.0 million from $137.9 million for 2009. The increase is primarily due to the addition of Oasis of the Seas which entered service in December 2009, the addition of Celebrity Equinox which entered service in July 2009 and the addition of Celebrity Eclipse which entered service in April 2010. These increases were partially offset by the sale of Oceanic in April 2009. In addition, the Atlantic Star was classified as held for sale in August 2009 and is no longer being depreciated.

Other Income (Expense)

Interest expense, net of interest capitalized, increased to $83.8 million in 2010 from $68.3 million in 2009. Gross interest expense increased to $90.6 million in 2010 from $78.7 million in 2009. The increase was primarily due to a higher average debt level. Interest capitalized decreased to $6.8 million in 2010 from $10.3 million in 2009 primarily due to a lower average level of investment in ships under construction.

Other expense for 2010 decreased $22.3 million to $0.7 million from $23.0 million in 2009. The decrease was primarily due to a decrease in foreign exchange losses of $17.2 million when compared to 2009.

Net Yields

Net Yields increased 4.9% in 2010 compared to 2009 primarily due to the increase in ticket prices and the increase in onboard spending, as discussed above. Net Yields increased 5.4% in 2010 compared to 2009 after adjusting for year over year changes in currency.

Net Cruise Costs

Net Cruise Costs increased 11.3% in 2010 compared to 2009 due to the 14.6% increase in capacity, partially offset by a 2.8% decrease in Net Cruise Cost per APCD. The decrease in Net Cruise Costs per APCD was primarily driven by the decrease in air charter expenses and our continued emphasis on cost containment, as discussed above. Net Cruise Costs per APCD decreased 2.0% in 2010 compared to 2009 after adjusting for year over year changes in currency.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenues

Total revenues for 2010 increased $412.7 million or 15.4% to $3.1 billion from $2.7 billion in 2009. Approximately $314.9 million of this increase is attributable to an 11.8% increase in capacity. The increase in capacity is primarily due to the addition of Oasis of the Seas, which entered service in December 2009, the addition of Celebrity Equinox which entered service in July 2009, a full six months of Pacific Dream, which entered service in May 2009 and the addition of Celebrity Eclipse which entered service in April 2010. This increase in capacity was partially offset by the sale of Celebrity Galaxy to TUI Cruises in March 2009, the Atlantic Star which was removed from operation in August 2009 and the sale of Oceanic in April 2009. Our revenues were also impacted by an increase in occupancy from 101.7% in 2009 to 103.4% in 2010. The increase in occupancy is primarily due to improving market conditions. In addition, approximately $97.8 million of the increase was driven by increases in ticket prices and onboard spending on a per passenger basis and to the favorable effect of changes in foreign currency exchange rates related to our revenue transactions denominated in currencies other than the United States dollar. These increases were partially offset by a decrease in air revenue due an overall decrease in air ticket prices and to a decrease in charter revenue. The decrease in charter revenue is due to the termination of the charter to Island Cruises in April 2009 and also due to the decrease in air charter revenue as a result of lower air charter prices and number of passengers booking air charter services.

Onboard and other revenues included concession revenues of $124.0 million in 2010 compared to $107.0 million for the same period in 2009. The increase in concession revenues was primarily due to the increase in capacity mentioned above, and to a lesser extent an increase in spending on a per passenger basis.

Cruise Operating Expenses

Total cruise operating expenses for 2010 increased $193.7 million or 10.1% to $2.1 billion from $1.9 billion for 2009. Approximately $225.8 million of this increase is attributable to the 11.8% increase in capacity mentioned above. These increases were partially offset by a $32.1 million decrease primarily related to lower air expenses including air charter expenses as mentioned above, fuel expenses on a per passenger basis and to a lesser extent our continued emphasis on cost containment. The decrease is also due to the reduction in passengers purchasing air charter services. The decrease in fuel expenses was primarily a result of improved fuel efficiencies related to our newer ships despite increasing fuel prices. The decrease in air charter expenses is due to a reduction in the number of passengers booking air charter services. The decreases in air expenses including air charter expenses and fuel expenses on a per passenger basis were partially offset by an increase in cruise operating expenses related to the adverse effect of changes in foreign currency exchange rates related to our cruise operating expenses denominated in currencies other than the United States dollar.

Marketing, Selling and Administrative Expenses

Marketing, selling and administrative expenses for 2010 increased $43.0 million or 11.3% to $422.8 million from $379.8 million for 2009. The increase is primarily due to an increase in shoreside payroll and benefits due to increases in headcount primarily related to our international expansion and other compensation related costs.

Depreciation and Amortization expenses

Depreciation and amortization expenses for 2010 increased $39.8 million or 14.3% to $317.6 million from $277.8 million for 2009. The increase is primarily due to the addition of Oasis of the Seas which entered service in December 2009, the addition of Celebrity Equinox which entered service in July 2009 and the addition of Celebrity Eclipse which entered service in April 2010. These increases were partially offset by the sale of Celebrity Galaxy to TUI Cruises in March 2009 and the sale of Oceanic in April 2009. In addition, the Atlantic Star was classified as held for sale in August 2009 and is no longer being depreciated.

Other Income (Expense)

Interest expense, net of interest capitalized, increased to $167.8 million in 2010 from $147.8 million in 2009. Gross interest expense increased to $181.2 million in 2010 from $168.1 million in 2009. The increase was primarily due to a higher average debt level, partially offset by lower interest rates. Interest capitalized decreased to $13.4 million in 2010 from $20.3 million in 2009 primarily due to a lower average level of investment in ships under construction and lower interest rates.

Other income increased to $77.6 million in 2010 compared to other expense of $25.7 million in 2009 for a net change of $103.3 million when comparing these periods. The increase was primarily due to a $85.6 million gain recorded from the settlement with Rolls Royce.

Net Yields

Net Yields increased 3.8% in 2010 compared to 2009 primarily due to the increase in ticket prices and the increase in onboard spending, as discussed above. Net Yields increased 2.5% in 2010 compared to 2009 after adjusting for year over year changes in currency.

Net Cruise Costs

Net Cruise Costs increased 8.9% in 2010 compared to 2009 due to the 11.8% increase in capacity, partially offset by a 2.5% decrease in Net Cruise Cost per APCD. The decrease in Net Cruise Costs per APCD was primarily driven by the decrease in fuel expenses, the decrease in air charter expenses and our continued emphasis on cost containment. Net Cruise Costs per APCD after adjusting for year over year changes in currency resulted in a decrease of 2.6%.

Recently Adopted, and Future Application of, Accounting Standards

Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements for further information on Recently Adopted Accounting Standards and Recent Accounting Pronouncements.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash flow generated from operations provides us with a significant source of liquidity. Net cash provided by operating activities increased $668.0 million to $1.0 billion for the first six months of 2010 compared to $342.9 million for the same period in 2009. The increase is primarily due to an increase in cash generated from ticket sales and to a lesser extent onboard sales during the first six months of 2010 compared to the same period in 2009. The increase in cash from ticket sales is a result of higher capacity, cruises being purchased for higher prices and the acceleration in booking volumes compared to prior year. As a result of the above factors, we received $1.1 billion more in customer deposits during the first six months of 2010 as compared to the same period in 2009. The increase in onboard revenues is due to an increase in spending per guest as compared to the prior year. In addition, the increase is due to the monetization of certain of our interest rate, cross currency and fuel swap agreements during the first six months of 2010 of approximately $173.0 million. The monetization of the interest rate and cross currency swap agreements was done in an effort to increase our fixed percentage of debt. The monetization of our fuel swaps was done in connection with our decision to terminate transactions with a counterparty that no longer met our guidelines.

Net cash used in investing activities increased to $862.9 million for the first six months of 2010 from $170.9 million for the same period in 2009. The increase was primarily due to an increase in capital expenditures which were $847.5 million for the first six months of 2010, compared to $323.6 million for the same period in 2009. Capital expenditures were primarily related to the delivery of Celebrity Eclipse during the first six months of 2010. The increase was also due to the proceeds received from the sale of Celebrity Galaxy to TUI Cruises of $290.9 million in 2009 that did not recur in 2010 and to cash paid on settlements of $7.1 million for the first six months of 2010, compared to cash received on settlements of $49.3 million for the same period in 2009 on our foreign currency forward contracts. These increases were offset by a decrease in equity contributions to our unconsolidated affiliates of $181.7 million.

Net cash used in financing activities was $112.7 million for the first six months of 2010 compared to

$266.6 million for the same period in 2009. The change was due to an increase in debt proceeds of approximately $1.0 billion. During the first six months of 2010, we received $566.1 million through an unsecured term loan due through 2022 to purchase Celebrity Eclipse. In addition, the increase in debt proceeds was due to an increase in amounts drawn under our unsecured revolving credit facility during the first six months of 2010 compared to the same period in 2009. The change was also due to an increase in repayments of debt of approximately $841.3 million, an increase in debt issuance costs of $21.5 million and an increase in proceeds of $11.4 million in connection with the exercise of common stock options.

Interest capitalized during the first six months of 2010 decreased to $13.4 million from $20.3 million for the same period in 2009 primarily due to a lower average level of investment in ships under construction and lower interest rates.

Future Capital Commitments

Our future capital commitments consist primarily of new ship orders. As of June 30, 2010, we had one Oasis-class ship designated for Royal Caribbean International and two Solstice-class ships, designated for Celebrity Cruises, on order for an aggregate additional capacity of approximately 11,100 berths. The aggregate cost of the three ships is approximately $3.4 billion, of which we have deposited $433.5 million as of June 30, 2010. Approximately 5.2% of the aggregate cost of ships was exposed to fluctuations in the euro exchange rate at June 30, 2010.

As of June 30, 2010, we anticipated overall capital expenditures, including the three ships on order, would be approximately $2.2 billion for 2010, $1.0 billion for 2011 and $1.0 billion for 2012.

Contractual Obligations

As of June 30, 2010, our contractual obligations were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Activities:
Operating lease obligations(1)(2)	$324,182	$48,016	$236,619	$17,980	$21,567
Interest on long-term debt(3)	1,642,220	343,687	573,911	294,223	430,399
Other(4)	654,821	97,390	214,119	131,990	211,322
Investing Activities:
Ship purchase obligations(5)	2,652,193	1,279,449	1,372,744	—	—
Financing Activities:
Long-term debt obligations (6)	8,057,082	994,821	2,145,153	2,346,042	2,571,066
Capital lease obligations (7)	53,274	6,522	7,939	4,085	34,728

Total	$13,383,772	$2,769,885	$4,550,485	$2,794,320	$3,269,082

(1)	We are obligated under noncancelable operating leases primarily for a ship, offices, warehouses and motor vehicles.
(2)	Under the Brilliance of the Seas lease agreement, we may be required to make a termination payment of approximately £120.7 million, or approximately $180.3 million based on the exchange rate at June 30, 2010, if the lease is canceled in 2012. This amount is included in the 1-3 years column.
(3)	Long-term debt obligations mature at various dates through fiscal year 2027 and bear interest at fixed and variable rates. Interest on variable-rate debt is calculated based on forecasted cash outflows, including interest swapped from a fixed-rate to a variable-rate using the applicable rate at June 30, 2010. Debt denominated in other currencies is calculated based on the applicable exchange rate at June 30, 2010. Amounts are based on existing debt obligations and do not consider potential refinancing of expiring debt obligations.

(4)	Amounts represent future commitments with remaining terms in excess of one year to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts.
(5)	Amounts represent contractual obligations with initial terms in excess of one year.
(6)	Amounts represent debt obligations with initial terms in excess of one year.
(7)	Amounts represent capital lease obligations with initial terms in excess of one year.

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

Funding Sources

We have significant contractual obligations of which the capital expenditures associated with our ship purchases and our debt maturities represent our largest funding needs. We have $2.8 billion in contractual obligations due during the twelve month period ending June 30, 2011 of which approximately $1.3 billion relates to the acquisition of the Allure of the Seas along with progress payments on other ship purchases. In addition, we have $10.6 billion in contractual obligations due beyond the twelve month period ending June 30, 2011 of which debt maturities and ship purchase obligations represent $7.1 billion and $1.4 billion, respectively. We have historically relied on a combination of cash flows provided by operations, drawdowns under our available credit facilities and the incurrence of additional debt to fund these obligations.

As of June 30, 2010, our liquidity was $1.0 billion consisting of approximately $318.8 million in cash and cash equivalents and $685.0 million available under our unsecured revolving credit facility. In addition, we had a working capital deficit of $2.5 billion as of June 30, 2010 as compared to our working capital deficit of $1.7 billion as of December 31, 2009. Similar to others in our industry, we are able to operate with a substantial working capital deficit because (1) passenger receipts are primarily paid in advance with a relatively low-level of accounts receivable, (2) rapid turnover results in a limited investment in inventories and (3) voyage-related accounts payable usually become due after receipt of cash from related bookings. In addition, we finance the purchase of our ships through long-term debt instruments of which the current portion of these instruments increases our working capital deficit. The current portion of long-term debt increased from $756.2 million as of December 31, 2009 to $1.0 billion as of June 30, 2010. We generate substantial cash flows from operations and our business model, along with our unsecured revolving credit facility, has historically allowed us to maintain this working capital deficit and still meet our operating, investing and financing needs. We expect that we will continue to have working capital deficits in the future.

As of June 30, 2010, we have two Solstice-class vessels and one Oasis-class vessel under construction in Germany and Finland, respectively, all of which have unsecured committed bank financing arrangements which include sovereign financing guarantees. (Refer to Note 4. Long-Term Debt to our consolidated financial statements).

We anticipate that our cash flows from operations, our current available credit facilities, and the above financing arrangements will be adequate to meet our capital expenditures and debt repayments in the foreseeable future.

The decrease in consumer cruise spending as a result of the current economic environment has adversely impacted our cash flows from operations. The disruption of the credit markets in 2008 and 2009 resulted in a lack of liquidity worldwide. We have witnessed a moderate improvement in the credit markets and operating environment since the end of 2009.

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

Debt Covenants

Our financing agreements contain covenants that require us, among other things, to maintain minimum net worth and a fixed charge coverage ratio and limit our net debt-to-capital ratio. Our minimum net worth and maximum net debt-to-capital calculations exclude the impact of accumulated other comprehensive income (loss) on total shareholders’ equity. The fixed charge coverage ratio is calculated by dividing net cash from operations for the past four quarters by the sum of dividend payments plus scheduled principal debt payments in excess of any new financings for the past four quarters (“fixed charges”). We are currently in compliance with all debt covenants. As of June 30, 2010, our net worth was $7.5 billion compared with a minimum requirement of $5.2 billion, our net-debt-to-capital was 51.0% compared to a maximum limit of 62.5% and our fixed charge coverage ratio exceeded the minimum requirement of 1.25x as our fixed charges for the period were $0.00.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the second quarter of 2010, we entered into cross currency swap agreements that effectively changed €400.0 million of debt with a fixed rate of 5.625% to $509.0 million at a weighted-average fixed rate debt of 6.625%. In addition, in an effort to increase our fixed percentage, we terminated our interest rate swap agreements that changed €1.0 billion of debt with a fixed rate of 5.625% to EURIBOR-based floating rate and our cross currency swap agreements that changed €300.0 million of the €1.0 billion floating EURIBOR-based debt to $389.1 million of floating LIBOR-based debt. As a result, approximately 55% of our long-term debt was effectively fixed and approximately 45% was floating at June 30, 2010 as compared to 45% and 55% as of March 31, 2010, respectively. Upon termination of these swaps, we received net cash proceeds of approximately $115.4 million.

During the second quarter of 2010, we terminated 22.9% of our fuel swap agreements due to a counterparty no longer meeting our guidelines and entered into new fuel swap agreements with a different counterparty. Upon termination of the fuel swaps, we received net cash proceeds of approximately $57.5 million.

Other than these changes there have been no significant developments or material changes with respect to our exposure to the market risks previously reported in our annual report on Form 10-K for the year ended December 31, 2009. For a further discussion of our market risks, refer to Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our annual report on Form 10-K for the year ended December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 during the quarter ended June 30, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

As previously reported in our annual report on Form 10-K for the year ended December 31, 2009, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York alleging that we and certain other named cruise lines infringed rights in copyrighted works and other intellectual property by presenting performances on our cruise ships without securing the necessary licenses. In March 2009, the Court dismissed the complaint for failure to state a claim with sufficient particularity but granted leave to re-file. In April 2009 plaintiffs filed an amended complaint with substantially the same allegations as the original complaint except that it no longer seeks class action treatment and confines its allegations of infringement to plaintiffs’ copyrights of the theatrical production of Grease. The suit seeks payment of damages against all named defendants in an undetermined amount of not less than $10.0 million, as well as disgorgement of profits, a permanent injunction against future infringement and punitive and treble damages. In March 2010, the Court dismissed the amended complaint with leave for plaintiffs to conduct limited discovery on jurisdictional issues and 120 days to file a further amended complaint. The Court also ruled that if plaintiffs did not further amend by that deadline, their claims would be dismissed with prejudice. The deadline passed without plaintiffs filing a further amended complaint.

As previously reported in our annual report on Form 10-K for the year ended December 31, 2009, demands for arbitration were made under our collective bargaining agreement covering Celebrity Cruises’ crewmembers on behalf of twenty current and/or former Celebrity Cruises’ cabin stewards and others similarly situated (the “September 2009 Demands”). These demands contend that between 2001 and 2005 Celebrity Cruises improperly required the named cabin stewards to share guest gratuities with assistant cabin stewards. The demands seek payment of damages, including penalty wages, under the U.S. Seaman’s Wage Act of approximately $0.6 million for the named crewmembers and estimates damages in excess of $200.0 million, for the entire class of other similarly situated crewmembers. In October 2009, and again in December 2009 and in July 2010, additional demands for arbitration were made under our collective bargaining agreement covering Celebrity Cruises’ crewmembers by the same counsel on behalf of a total of eight current and/or former Celebrity Cruises’ cabin stewards and others similarly situated, making the same contentions and seeking the same damages as in the September 2009 Demands. A similar action brought by this same counsel in October 2009 on behalf of ten crew members and others similarly situated in the Southern District Court, Southern District of Florida making the same contentions and seeking the same damages as the arbitration demands was dismissed with prejudice. Plaintiff is appealing this dismissal. We believe we have meritorious defenses to the pending arbitration demands and actions which we intend to vigorously pursue.

As previously reported in our annual report on Form 10-K for the year ended December 31, 2009, there are a total of five cases pending in the United States District Court for the Western District of Washington against Park West Galleries, Inc., doing business as Park West Gallery, PWG Florida, Inc., Fine Art Sales, Inc., Vista Fine Art LLC, doing business as Park West At Sea (together, “Park West”), and other named and unnamed parties, including Royal Caribbean Cruises Ltd. and Celebrity Cruises Inc. and other unaffiliated cruise line companies. The actions are being brought on behalf of purchasers of artwork at shipboard art auctions conducted by Park West on the named cruise lines. One of these actions is being brought on a class action basis. The substance of the claims in all five actions is virtually the same. The suits allege that the artwork Park West sells is not what it represents to its customers and that Royal Caribbean Cruises Ltd., Celebrity Cruises Inc. and other named cruise lines are complicit in the activities of Park West, including engaging in a conspiracy with Park West in violation of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), and are being enriched unjustly from the sale of the artwork. The actions seek from the named defendants refund and restitution of all monies acquired from the sale of artwork at shipboard auctions, recovery for the amount of payments for the purchased artwork, damages on the RICO claims in an indeterminate amount, permitted statutory damages and unspecified equitable or injunctive relief. The suits also seek from certain non-Royal Caribbean parties additional statutory, breach of contract and breach of warranty damages in unspecified amounts. In June, 2010, the Court dismissed Royal Caribbean Cruises Ltd. and Celebrity Cruises Inc. from all five actions on the basis that the claims against Royal Caribbean Cruises Ltd. and Celebrity Cruises Inc. were not timely filed and/or properly pled. Plaintiffs have since filed motions seeking permission from the Court to amend their complaints to address the noted deficiencies and to rename Royal Caribbean Cruises Ltd. and Celebrity Cruises Inc. as defendants in the actions. We will vigorously oppose any attempt by plaintiffs to rename either party as defendants and, if we are so renamed, we believe we will have meritorious defenses to the claims against us which we will vigorously pursue.

As previously reported in our annual report on Form 10-K for the year ended December 31, 2009, the Miami District Office of the United States Equal Employment Opportunity Commission (“EEOC”) has alleged that certain of our shipboard employment practices do not comply with United States employment laws. In June 2007, the EEOC proposed payment of monetary sanctions of approximately $27.0 million and certain remedial actions. Following discussions with the EEOC regarding this matter, the EEOC informed us in April 2008 that they transferred the matter to its legal unit for litigation review. On July 16, 2010, the EEOC issued a Notice of Right to Sue letter to the individual who originally complained, advising that the EEOC has elected not to pursue legal action against us. The individual employee has 90 days to bring a legal action if the individual so chooses. We believe we have meritorious defenses to these claims and, if proceedings are initiated, we intend to vigorously pursue them.

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

Item 6. Exhibits

10.1	Amendment No. 1 to the Credit Agreement dated as of March 15, 2010 among Allure of the Seas Inc., as borrower, Royal Caribbean Cruises Ltd. as guarantor, various financial institutions and Skandinaviska Enskilda Banken AB (publ), as Administrative Agent.

10.2	Termination of Lease Agreement dated February 26, 2010 to Lease by and between City of Wichita, Kansas and Royal Caribbean Cruises Ltd. dated as of December 1, 1997.

10.3	Amendment No. 1 dated as of May 20, 2010 to the Royal Caribbean Cruises Ltd. 2008 Equity Incentive Plan.

31	Certifications required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934.

32	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Interactive Data File

101*	The following financial statements from Royal Caribbean Cruises LTD.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, as filed with the SEC on July 23, 2010, formatted in XBRL, as follows:

(i) the Consolidated Statements of Operations for the three months ended June 30, 2010 and 2009;

(ii) the Consolidated Statements of Operations for the six months ended June 30, 2010 and 2009;

(iii) the Consolidated Balance Sheets at June 30, 2010 and December 31, 2009;

(iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009; and

(v) the Notes to the Consolidated Financial Statements, tagged as blocks to text.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL CARIBBEAN CRUISES LTD.
(Registrant)

	/s/	BRIAN J. RICE
Brian J. Rice
Executive Vice President and Chief Financial Officer
Date: July 23, 2010		(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

10.1	Amendment No. 1 to the Credit Agreement dated as of March 15, 2010 among Allure of the Seas Inc., as borrower, Royal Caribbean Cruises Ltd. as guarantor, various financial institutions and Skandinaviska Enskilda Banken AB (publ), as Administrative Agent.

10.2	Termination of Lease Agreement dated February 26, 2010 to Lease by and between City of Wichita, Kansas and Royal Caribbean Cruises Ltd. dated as of December 1, 1997.

10.3	Amendment No. 1 dated as of May 20, 2010 to the Royal Caribbean Cruises Ltd. 2008 Equity Incentive Plan.

31	Certifications required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934.

32	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Interactive Data File

101*	The following financial statements from Royal Caribbean Cruises LTD.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, as filed with the SEC on July 23, 2010, formatted in XBRL, as follows:

(i) the Consolidated Statements of Operations for the three months ended June 30, 2010 and 2009;

(ii) the Consolidated Statements of Operations for the six months ended June 30, 2010 and 2009;

(iii) the Consolidated Balance Sheets at June 30, 2010 and December 31, 2009;

(iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009; and

(v) the Notes to the Consolidated Financial Statements, tagged as blocks to text.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.