Form 10-Q
period 2010-09-30
ROYAL CARIBBEAN CRUISES LTD
filed 2010-10-27
CIK 884887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

There were 215,225,585 shares of common stock outstanding as of October 18, 2010.

ROYAL CARIBBEAN CRUISES LTD.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share data)

	Quarter Ended September 30,
	2010	2009
Passenger ticket revenues	$1,520,562	$1,270,610
Onboard and other revenues	540,097	492,932

Total revenues	2,060,659	1,763,542

Cruise operating expenses:
Commissions, transportation and other	350,166	303,969
Onboard and other	159,824	152,579
Payroll and related	197,070	171,164
Food	99,969	88,394
Fuel	164,786	146,254
Other operating	267,810	253,726

Total cruise operating expenses	1,239,625	1,116,086
Marketing, selling and administrative expenses	213,300	196,594
Depreciation and amortization expenses	162,232	144,021

Operating Income	445,502	306,841

Other income (expense):
Interest income	1,815	2,225
Interest expense, net of interest capitalized	(82,494)	(73,912)
Other expense	(8,056)	(4,762)

	(88,735)	(76,449)

Net Income	$356,767	$230,392

Earnings per Share:
Basic	$1.66	$1.08

Diluted	$1.64	$1.07

Weighted-Average Shares Outstanding:
Basic	215,150	213,839

Diluted	217,512	215,669

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share data)

	Nine Months Ended September 30,
	2010	2009
Passenger ticket revenues	$3,762,536	$3,176,473
Onboard and other revenues	1,385,470	1,261,686

Total revenues	5,148,006	4,438,159

Cruise operating expenses:
Commissions, transportation and other	889,956	772,350
Onboard and other	374,949	348,336
Payroll and related	565,112	505,376
Food	286,466	254,710
Fuel	483,843	437,617
Other operating	750,761	715,468

Total cruise operating expenses	3,351,087	3,033,857
Marketing, selling and administrative expenses	636,143	576,344
Depreciation and amortization expenses	479,838	421,802

Operating Income	680,938	406,156

Other income (expense):
Interest income	4,547	5,114
Interest expense, net of interest capitalized	(250,264)	(221,701)
Other income (expense)	69,539	(30,501)

	(176,178)	(247,088)

Net Income	$504,760	$159,068

Earnings per Share:
Basic	$2.35	$0.74

Diluted	$2.32	$0.74

Weighted-Average Shares Outstanding:
Basic	214,839	213,769

Diluted	217,388	214,773

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of
	September 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$441,930	$284,619
Trade and other receivables, net	279,388	338,804
Inventories	113,061	107,877
Prepaid expenses and other assets	171,413	180,997
Derivative financial instruments	37,515	114,094

Total current assets	1,043,307	1,026,391
Property and equipment, net	15,684,378	15,268,053
Goodwill	768,048	792,373
Other assets	1,110,075	1,146,677

	$18,605,808	$18,233,494

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$1,104,706	$756,215
Accounts payable	281,051	264,554
Accrued interest	154,706	147,547
Accrued expenses and other liabilities	645,569	521,190
Customer deposits	1,266,794	1,059,524

Total current liabilities	3,452,826	2,749,030
Long-term debt	6,980,254	7,663,555
Other long-term liabilities	321,484	321,192

Commitments and contingencies (Note 6)

Shareholders’ equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 225,521,087 and 224,258,247 shares issued, September 30, 2010 and December 31, 2009, respectively)	2,255	2,243
Paid-in capital	3,007,803	2,973,495
Retained earnings	5,259,710	4,754,950
Accumulated other comprehensive (loss) income	(4,820)	182,733
Treasury stock (10,308,683 common shares at cost, September 30, 2010 and December 31, 2009)	(413,704)	(413,704)

Total shareholders’ equity	7,851,244	7,499,717

	$18,605,808	$18,233,494

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2010	2009
Operating Activities
Net income	$504,760	$159,068
Adjustments:
Depreciation and amortization	479,838	421,802
Changes in operating assets and liabilities:
Decrease (increase) in trade and other receivables, net	91,196	(18,029)
Increase in inventories	(6,255)	(12,539)
Increase in prepaid expenses and other assets	(33,456)	(9,433)
Increase in accounts payable	16,894	21,915
Increase in accrued interest	7,159	16,706
Increase in accrued expenses and other liabilities	58,700	31,623
Increase in customer deposits	157,952	13,840
Cash received on settlement of derivative financial instruments	172,993	—
Other, net	(13,874)	38,826

Net cash provided by operating activities	1,435,907	663,779

Investing Activities
Purchases of property and equipment	(925,826)	(1,153,090)
Cash (paid) received on settlement of derivative financial instruments	(1,521)	105,964
Loans and equity contributions to unconsolidated affiliates	—	(181,683)
Proceeds from the sale of Celebrity Galaxy	—	290,928
Other, net	(12,057)	(100)

Net cash used in investing activities	(939,404)	(937,981)

Financing Activities
Debt proceeds	1,081,069	992,463
Debt issuance costs	(57,238)	(35,819)
Repayments of debt	(1,378,099)	(804,356)
Proceeds from exercise of common stock options	11,802	290
Other, net	1,148	3,827

Net cash (used in) provided by financing activities	(341,318)	156,405

Effect of exchange rate changes on cash	2,126	782

Net increase (decrease) in cash and cash equivalents	157,311	(117,015)

Cash and cash equivalents at beginning of period	284,619	402,878

Cash and cash equivalents at end of period	$441,930	$285,863

Supplemental Disclosure
Cash paid during the period for:
Interest, net of amount capitalized	$210,684	$205,873

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As used in this quarterly report on Form 10-Q, the terms “Royal Caribbean,” the “Company,” “we,” “our” and “us” refer to Royal Caribbean Cruises Ltd. and the terms “Royal Caribbean International,” “Celebrity Cruises,” “Pullmantur,” “Azamara Club Cruises” and “CDF Croisières de France” refer to our cruise brands. In accordance with cruise vacation industry practice, the term “berths” is determined based on double occupancy per cabin even though many cabins can accommodate three or more passengers. This report should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2009, including the audited consolidated financial statements and related notes included therein.

Note 1. General

Description of Business

We are a global cruise company. We own five cruise brands, Royal Caribbean International, Celebrity Cruises, Pullmantur, Azamara Club Cruises, and CDF Croisières de France. In addition, we have a 50% investment in a joint venture which operates the brand TUI Cruises with TUI AG, a German-based multinational travel and tourism company.

Basis for Preparation of Consolidated Financial Statements

The unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Estimates are required for the preparation of financial statements in accordance with these principles. Actual results could differ from these estimates.

All significant intercompany accounts and transactions are eliminated in consolidation. We consolidate entities over which we have control, usually evidenced by a direct ownership interest of greater than 50% and variable interest entities where we are determined to be the primary beneficiary. See Note 5. Goodwill and Other Assets for further information regarding our variable interest entities. For affiliates we do not control but over which we have significant influence on financial and operating policies, usually evidenced by a direct ownership interest from 20% to 50%, the investment is accounted for using the equity method. We include Pullmantur’s results of operations on a two-month lag to allow for more timely preparation of our consolidated financial statements. No material events or transactions affecting Pullmantur have occurred during the two-month lag that would require disclosure or adjustment to our consolidated financial statements as of September 30, 2010.

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

Recent Accounting Pronouncements

In July 2010, the FASB issued authoritative guidance which requires enhanced and disaggregated disclosures about the credit quality of financing receivables and the allowance for credit losses. The disclosures will provide additional information about the nature of credit risks inherent in financing receivables, how credit risk is analyzed and assessed in determining the allowance for credit losses, and the reasons for any changes to the allowance for credit losses. The disclosures to be presented as of the balance sheet date are effective for our fiscal year 2010 annual consolidated financial statements. The disclosures of reporting period activity (e.g. rollforward disclosures) are effective for our fiscal year 2011 interim and annual consolidated financial statements. The disclosures will be added to our future filings when applicable.

Note 3. Earnings Per Share

A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income for basic and diluted earnings per share	$356,767	$230,392	$504,760	$159,068

Weighted-average common shares outstanding	215,150	213,839	214,839	213,769
Dilutive effect of stock options and restricted stock awards	2,362	1,830	2,549	1,004

Diluted weighted-average shares outstanding	217,512	215,669	217,388	214,773

Basic earnings per share	$1.66	$1.08	$2.35	$0.74
Diluted earnings per share	$1.64	$1.07	$2.32	$0.74

Diluted earnings per share did not include options to purchase 3.7 million and 5.1 million shares for the third quarters of 2010 and 2009, respectively, and 3.6 million and 5.1 million shares for the first nine months of 2010 and 2009, respectively, because the effect of including them would have been antidilutive.

Note 4. Long-Term Debt

In April 2010, we took delivery of Celebrity Eclipse. To finance the purchase, we borrowed $566.1 million under an unsecured term loan which is 95% guaranteed by Hermes, the official export credit agency of Germany. The loan amortizes over 12 years and bears interest at LIBOR plus a margin of 0.37%, currently approximately 0.83%.

Note 5. Goodwill and Other Assets

We review goodwill, trademarks and trade names for impairment whenever events or circumstances indicate but at least annually. Pullmantur’s goodwill, and trademarks and trade names were $482.0 million and $230.0 million at September 30, 2010, respectively. We performed an interim test for impairment of Pullmantur’s goodwill, trademarks and trade names during the third quarter of 2010. We continue to believe that the fair value of Pullmantur’s goodwill and trademarks and trade names exceeded their carrying values. It is possible that relatively minor changes to the cash flow assumptions utilized in the impairment analysis would lead to an impairment. We will perform our annual review of impairment in the fourth quarter of 2010 based on the then current facts and circumstances.

The factors driving the impairment evaluation of Pullmantur’s goodwill and trademarks and trade names also affect the recoverability of Pullmantur’s deferred tax assets. We regularly review deferred tax assets for recoverability based on our history of earnings, expectations for future earnings, and tax planning strategies. As of September 30, 2010, we believe it is more likely than not that we will recover Pullmantur’s deferred tax assets of approximately $33.0 million based on our expectation of future earnings and implementation of tax planning strategies. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income to support the amount of deferred taxes. It is possible we may need to establish a valuation allowance for a portion or all of the deferred tax asset balance if future earnings do not meet expectations or we are unable to successfully implement our tax planning strategies.

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

We have determined that our 40% noncontrolling interest in a ship repair and maintenance facility which we initially invested in 2001, is a VIE. The facility serves cruise and cargo ships, oil and gas tankers, and offshore units. We utilize this facility, among other ship repair facilities, for our regularly scheduled drydocks and certain emergency repairs as may be required. As of September 30, 2010, our investment in this entity including equity and loans, which is also our maximum exposure to loss as we are not contractually required to provide any financial or other support to the facility, was approximately $62.9 million and was included within other assets in our consolidated balance sheets. We have determined we are not the primary beneficiary as we do not have the power to direct the activities that most significantly impact the facility’s economic performance. Accordingly, we do not consolidate this entity and account for this investment under the equity method of accounting.

In conjunction with our acquisition of Pullmantur in 2006, we obtained a 49% noncontrolling interest in Pullmantur Air, S.A. (“Pullmantur Air”), a small air business that operates four aircrafts in support of Pullmantur’s operations. We have determined Pullmantur Air is a VIE for which we are the primary beneficiary as we have the power to direct the activities that most significantly impact its economic performance and we are obligated to absorb its losses. In accordance with authoritative guidance, we have consolidated the assets and liabilities of Pullmantur Air. We do not disclose the assets and liabilities of Pullmantur Air as they are immaterial to our September 30, 2010 consolidated financial statements.

We have determined that our 50% interest in the TUI Cruises GmbH joint venture with TUI AG, which operates the brand TUI Cruises, is a VIE. As of September 30, 2010, our investment in this entity which is substantially our maximum exposure to loss, was approximately $193.1 million and was included within other assets in our consolidated balance sheets. We have determined that we are not the primary beneficiary of TUI Cruises. We believe that the power to direct the activities that most significantly impact TUI Cruises’ economic performance are shared between ourselves and TUI AG. All the significant operating and financial decisions of TUI Cruises require the consent of both parties which we believe creates shared power over TUI Cruises. Accordingly, we do not consolidate this entity and account for this investment under the equity method of accounting.

Note 6. Commitments and Contingencies

Capital Expenditures. As of September 30, 2010, the expected dates our ships on order will enter service and their approximate berths are as follows:

Ship	Expected to Enter Service	Approximate Berths
Royal Caribbean International:
Oasis-class:

Allure of the Seas	4th Quarter 2010	5,400
Celebrity Cruises:
Solstice-class:
Celebrity Silhouette	3rd Quarter 2011	2,850
Celebrity Reflection	4th Quarter 2012	2,850

	Total Berths	11,100

The aggregate cost of these ships is approximately $3.4 billion, of which we have deposited $433.5 million as of September 30, 2010. Approximately 1.4% of the aggregate cost was exposed to fluctuations in the euro exchange rate at September 30, 2010.

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

We commenced an action in June 2010 in the United States District Court for Puerto Rico seeking a declaratory judgment that Puerto Rico’s distributorship laws do not apply to our relationship with an international representative located in Puerto Rico. In September 2010, that international representative filed a number of counterclaims against Royal Caribbean Cruises Ltd. and Celebrity Cruises Inc. alleging violations of Puerto Rico’s distributorship laws, bad faith breach of contract, tortuous interference with contract, violations of various federal and state antitrust and unfair competition laws. The international representative is seeking in excess of $40.0 million on each of these counterclaims together with treble damages in the amount of $120.0 million on several of the counterclaims as well as injunctive relief and declaratory judgment. We believe that the claims made against us are without merit and we intend to vigorously defend ourselves against them.

The Miami District Office of the United States Equal Employment Opportunity Commission (“EEOC”) has alleged that certain of our shipboard employment practices do not comply with United States employment laws. In June 2007, the EEOC proposed payment of monetary sanctions of approximately $27.0 million and certain remedial actions. Following discussions with the EEOC regarding this matter, the EEOC informed us in April 2008 that they transferred the matter to its legal unit for litigation review. On July 16, 2010, the EEOC issued a 90-day Notice of Right to Sue letter to the individual who originally complained, advising that the EEOC has elected not to pursue legal action against us. The 90-day period has expired, and no action to date has been brought. We believe we have meritorious defenses to these claims and, if proceedings are initiated, we intend to vigorously pursue them.

In January 2006, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York alleging that we and certain other named cruise lines infringed rights in copyrighted works and other intellectual property by presenting performances on our cruise ships without securing the necessary licenses. The suit was subsequently refiled on a non-class action basis and is confined to allegations of infringement to plaintiff’s copyrights of the theatrical production Grease. The suit seeks payment of damages against all named defendants in an undetermined amount of not less than $10.0 million, as well as disgorgement of profits, a permanent injunction against future infringement and punitive and treble damages. In August 2010, the Court dismissed the case with prejudice. Plaintiffs have not appealed the order and the deadline for filing the appeal has passed.

There are a total of five cases pending in the United States District Court for the Western District of Washington against Park West Galleries, Inc., doing business as Park West Gallery, PWG Florida, Inc., Fine Art Sales, Inc., Vista Fine Art LLC, doing business as Park West At Sea (together, “Park West”), and other named and unnamed parties, including Royal Caribbean Cruises Ltd. and Celebrity Cruises Inc. and other unaffiliated cruise line companies. The actions are being brought on behalf of purchasers of artwork at shipboard art auctions conducted by Park West on the named cruise lines. One of these actions is being brought on a class action basis. The substance of the claims in all five actions is virtually the same. The suits allege that the artwork Park West sells is not what it represents to its customers and that Royal Caribbean Cruises Ltd., Celebrity Cruises Inc. and other named cruise lines are complicit in the activities of Park West, including engaging in a conspiracy with Park West in violation of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), and are being enriched unjustly from the sale of the artwork. The actions seek from the named defendants refund and restitution of all monies acquired from the sale of artwork at shipboard auctions, recovery for the amount of payments for the purchased artwork, damages on the RICO claims in an indeterminate amount, permitted statutory damages and unspecified equitable or injunctive relief. The suits also seek from certain non-Royal Caribbean parties additional statutory, breach of contract and breach of warranty damages in unspecified amounts. In June, 2010, the Court dismissed Royal Caribbean Cruises Ltd. and Celebrity Cruises Inc. from all five actions on the basis that the claims against Royal Caribbean Cruises Ltd. and Celebrity Cruises Inc. were not timely filed and/or properly pled. Plaintiffs subsequently filed motions seeking permission from the Court to amend their complaints to address the noted deficiencies and to rename Royal Caribbean Cruises Ltd. and Celebrity Cruises Inc. as defendants in the actions. The Court denied these motions. We will vigorously oppose any attempt by plaintiffs to rename either party as defendants and, if we are so renamed, we believe we have meritorious defenses to the claims against us which we will vigorously pursue.

In September 2009, demands for arbitration were made under our collective bargaining agreement covering Celebrity Cruises’ crewmembers on behalf of twenty current and/or former Celebrity Cruises’ cabin stewards and others similarly situated (the “September 2009 Demands”). These demands contend that between 2001 and 2005 Celebrity Cruises improperly required the named cabin stewards to share guest gratuities with assistant cabin stewards. The demands seek payment of damages, including penalty wages, under the U.S. Seaman’s Wage Act of approximately $0.6 million for the named crewmembers and estimates damages in excess of $200.0 million, for the entire class of other similarly situated crewmembers. In October 2009, and again in December 2009, July 2010 and August 2010 additional demands for arbitration were made under our collective bargaining agreement covering Celebrity Cruises’ crewmembers by the same counsel on behalf of a total of nine current and/or former Celebrity Cruises’ cabin stewards and others similarly situated, making the same contentions and seeking the same damages as in the September 2009 Demands. In August 2010, the arbitrator dismissed with prejudice the October and December 2009 demands. Our requests to dismiss the other demands on the same basis are pending with another arbitrator. A similar action brought by this same counsel in October 2009 on behalf of ten crew members and others similarly situated in the Southern District Court, Southern District of Florida making the same contentions and seeking the same damages as the arbitration demands was dismissed with prejudice. Plaintiff is appealing this dismissal. We believe we have meritorious defenses to the pending arbitration demands and actions which we intend to vigorously pursue.

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

If any person other than A. Wilhelmsen AS. and Cruise Associates acquires ownership of more than 30% of our common stock and our two principal shareholders, in the aggregate, own less of our common stock than such person and do not collectively have the right to elect, or to designate for election, at least a majority of the board of directors, we may be obligated to prepay indebtedness outstanding under the majority of our credit facilities, which we may be unable to replace on similar terms. If this were to occur, it would have an adverse impact on our liquidity and operations.

Note 7. Comprehensive Income (Loss)

Comprehensive income (loss) includes net income, foreign currency translation adjustments and changes in the fair value of derivative instruments that qualify as cash flow hedges. The cumulative changes in fair value of the derivatives are deferred and recorded as a component of accumulated other comprehensive income (loss) until the hedged transactions are realized and recognized in earnings.

Comprehensive income (loss) was as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$356,767	$230,392	$504,760	$159,068
Changes related to cash flow derivative hedges	186,085	112,327	(167,401)	397,362
Foreign currency translation adjustments	54,927	45,137	(20,152)	56,521

Total comprehensive income	$597,779	$387,856	$317,207	$612,951

Note 8. Fair Value Measurements and Derivative Instruments

Fair Value Measurements

The Company uses quoted prices in active markets when available to determine the fair value of its financial instruments. The estimated fair value of our financial instruments that are not measured at fair value on a recurring basis are as follows (in thousands):

	At September 30, 2010	At December 31, 2009

Long-term debt (including current portion of long-term debt)	$7,655,448	$7,744,915

Long-Term Debt

The fair values of our senior notes and senior debentures were estimated by obtaining quoted market prices. The fair values of all other debt were estimated using the present value of expected future cash flows which incorporates our risk profile.

Other Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value at September 30, 2010 and December 31, 2009.

In addition, assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy in accordance with authoritative guidance.

The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2010 Using				Fair Value Measurements at December 31, 2009 Using

Description	Total	Level 1[1]	Level 2[2]	Level 3[3]	Total	Level 1[1]	Level 2[2]	Level 3[3]

Assets:

Derivative financial instruments[4]	$186,132	—	155,761	30,371	$385,760	—	375,762	9,998

Investments[5]	$7,390	7,390	—	—	$8,923	8,923	—	—

Total Assets	$193,522	$7,390	$155,761	$30,371	$394,683	$8,923	$375,762	$9,998

Liabilities:
Derivative financial instruments[6]	$192,949	—	$192,949	—	$79,337	—	79,337	—

Total Liabilities	$192,949	$—	$192,949	$—	$79,337	$—	$79,337	$—

1.	Inputs based on quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Valuation of these items does not entail a significant amount of judgment.
2.	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Fair value is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms such as maturity, as well as other inputs such as exchange rates, fuel types, fuel curves, interest rate yield curves, creditworthiness of the counterparty and the Company.
3.	Fair value for fuel call options is derived using standard option pricing models with inputs based on the options’ contract terms, such as exercise price and maturity, and data either readily available or derived from public market information, such as fuel curves, volatility levels and discount rates. Categorized as Level 3 because certain inputs (principally volatility) are unobservable.
4.	Consists of foreign currency forward contracts, interest rate, cross currency, fuel swaps and fuel call options. Please refer to the “Fair Value of Derivative Instruments” table for breakdown by instrument type.
5.	Consists of exchange-traded equity securities and mutual funds.
6.	Consists of fuel swaps and foreign currency forward contracts. Please refer to the “Fair Value of Derivative Instruments” table for breakdown by instrument type.

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

During the third quarter of 2009, we classified the Atlantic Star as held for sale and recognized a charge of $7.1 million to reduce the carrying value of the ship to its fair value less cost to sell. This amount was recorded within other operating expenses in our consolidated statements of operations. The fair market value of the Atlantic Star was determined utilizing Level 2 inputs based on a quoted price in an active market adjusted for the condition of the asset. As of September 30, 2010, the carrying amount of the Atlantic Star which we still believe represents its fair value was $47.2 million.

The following table presents a reconciliation of the Company’s fuel call options’ beginning and ending balances as follows (in thousands):

Quarter Ended September 30, 2010	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Nine Months Ended September 30, 2010	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fuel Call Options		Fuel Call Options

Balance at July 1, 2010	$27,190	Balance at January 1, 2010	$9,998
Total gains or losses (realized /unrealized)		Total gains or losses (realized /unrealized)
Included in other income (expense)	3,181	Included in other income (expense)	(4,166)
Included in comprehensive income	—	Included in comprehensive income	—
Purchases, issuances, and settlements	—	Purchases, issuances, and settlements	24,539
Transfers in and/or out of Level 3	—	Transfers in and/or out of Level 3	—

Balance at September 30, 2010	$30,371	Balance at September 30, 2010	$30,371

The amount of total gains or losses for the period included in other income (expense) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$3,181	The amount of total gains or losses for the period included in other income (expense) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(4,166)

The reported fair values are based on a variety of factors and assumptions. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of September 30, 2010 or December 31, 2009, or that will be realized in the future and do not include expenses that could be incurred in an actual sale or settlement.

Concentrations of Credit Risk

We monitor our credit risk associated with financial and other institutions with which we conduct significant business and, to minimize these risks, we select counterparties with credit risks acceptable to us and we limit our exposure to an individual counterparty. Credit risk, including but not limited to counterparty nonperformance under derivative instruments, our revolving credit facility and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions and insurance companies with which we have long-term relationships and have credit risks acceptable to us or the credit risk is spread out among a large number of counterparties. In addition, our exposure under foreign currency contracts, fuel call options, interest rate and fuel swap agreements that are in-the-money are limited to the cost of replacing the contracts in the event of non-performance by the counterparties to the contracts, all of which are currently our lending banks. We do not anticipate nonperformance by any of our significant counterparties. In addition, we have established guidelines regarding credit ratings and instrument maturities that we follow to maintain safety and liquidity. We do not normally require collateral or other security to support credit relationships; however, in certain circumstances this option is available to us. We normally require guarantees to support new ship progress payments to shipyards.

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

Changes in the fair value of derivatives that are designated as fair value hedges are offset against changes in the fair value of the underlying hedged assets, liabilities or firm commitments. Changes in fair value of derivatives that are designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) until the underlying hedged transactions are recognized in earnings. The foreign-currency transaction gain or loss of our nonderivative financial instruments designated as hedges of our net investment in our foreign operations and investments are recognized as a component of accumulated other comprehensive income (loss) along with the associated foreign currency translation adjustment of the foreign operation.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our long-term debt obligations including future interest payments. At September 30, 2010, approximately 58% of our long-term debt was effectively fixed and approximately 42% was floating as compared to 43% and 57% as of December 31, 2009, respectively. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense. We assess the risk that changes in interest rates will have either on the fair value of debt obligations or on the amount of future interest payments by monitoring changes in interest rate exposures and by evaluating hedging opportunities.

Market risk associated with our long-term fixed rate debt is the potential increase in fair value resulting from a decrease in interest rates. We use interest rate swap agreements that effectively convert a portion of our fixed-rate debt to a floating-rate basis to manage this risk. At September 30, 2010, we maintained interest rate swap agreements that effectively change $350.0 million of debt with a fixed rate of 7.25% to LIBOR-based floating rate debt plus a margin of 1.72%, currently approximately 2.47%. These interest rate swap agreements are accounted for as fair value hedges.

In an effort to increase our percentage of fixed rate debt, during the second quarter of 2010, we terminated our interest rate swap agreements that effectively changed €1.0 billion of debt with a fixed rate of 5.625% to EURIBOR-based floating rate debt and our cross currency swap agreements that effectively changed €300.0 million of the €1.0 billion floating EURIBOR-based debt to $389.1 million of floating LIBOR-based debt. Upon termination of these swaps, we received net cash proceeds of approximately $115.4 million. The swaps were designated as fair value hedges and terminating the swaps did not result in a gain or loss. We accounted for the termination of these swaps by recording the cash received and removing the fair value of the instruments from our consolidated balance sheets. In addition, approximately $104.1 million, representing an increase to the carrying amount of the €1.0 billion debt, is being amortized as a reduction to interest expense over the remaining life of the debt. The increase to the carrying amount of the debt is reported in long-term debt.

Foreign Currency Exchange Rate Risk

Our primary exposure to foreign currency exchange rate risk relates to our ship construction firm commitments denominated in euros and a portion of our euro-denominated debt. We enter into euro-denominated forward contracts and cross currency swap agreements to manage our exposure to movements in foreign currency exchange rates. During the second quarter of 2010, we entered into cross currency swap agreements that effectively changed €400.0 million of the €1.0 billion debt with a fixed rate of 5.625% to $509.0 million of debt at a weighted-average fixed rate of 6.625%. Approximately 1.4% of the aggregate cost of the ships was exposed to fluctuations in the euro exchange rate at September 30, 2010. The vast majority of our foreign exchange contracts and our cross currency swap agreements are accounted for as fair value or cash flow hedges depending on the designation of the related hedge.

The notional amount of outstanding foreign exchange contracts including our cross currency swap agreements as of September 30, 2010 was $2.9 billion.

We consider our investments in our foreign subsidiaries and foreign investments to be denominated in relatively stable currencies and of a long-term nature. We partially address the exposure of our investments in foreign subsidiaries and foreign investments by denominating a portion of our debt in our subsidiaries’ and investments’ functional currencies (generally euros). Specifically, we have assigned debt of approximately €325.6 million and €134.9 million, or approximately $443.9 million and $183.9 million, as a hedge of our net investment in Pullmantur and TUI Cruises, respectively.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the consumption of fuel on our ships. We use fuel swap agreements and fuel call options to mitigate the financial impact of fluctuations in fuel prices. During the second quarter of 2010, we terminated 22.9% of our fuel swap agreements due to a counterparty no longer meeting our guidelines and entered into new fuel swap agreements with a different counterparty. Upon termination of the fuel swaps, we received net cash proceeds of approximately $57.5 million. The swaps were designated as cash flow hedges and terminating the swaps did not result in the recognition of a gain or loss in our consolidated statement of operations. We accounted for the termination of the swaps by recording the cash received and removing the fair value of the instruments from our consolidated balance sheets. At September 30, 2010, $49.5 million of deferred gains associated with the terminated swaps remain in accumulated other comprehensive income and will be reclassified into earnings in the period that the hedged forecasted transactions affect earnings.

As of September 30, 2010, we have entered into fuel swap agreements, on approximately 173,000 metric tons of our projected 2010 fuel purchases, 766,000 metric tons of our projected 2011 fuel purchases, 738,000 metric tons of our projected 2012 fuel purchases and 300,000 metric tons of our 2013 fuel purchases. The fuel swap agreements hedge 50% of our projected 2010 fuel requirements, 58% of our projected 2011 fuel requirements, 55% of our projected 2012 fuel requirements and 22% of our projected 2013 fuel requirements. Additionally, as of September 30, 2010, we have entered into fuel call options on a total of 6.6 million barrels which mature between 2011 and 2013 in order to provide protection in the event fuel prices exceed the options’ exercise prices. The fuel call options represent 40% of our projected 2011 fuel requirements, 25% of our projected 2012 fuel requirements and 11% of our projected 2013 fuel requirements. Our fuel swap agreements are accounted for as cash flow hedges and our fuel call options are not designated as hedging instruments and thus, changes in the fair value of our fuel call options are recognized in earnings immediately and reported in other income (expense) in our consolidated statements of operations.

At September 30, 2010, $62.2 million of estimated unrealized net gains associated with our cash flow hedges pertaining to fuel swap agreements are expected to be reclassified to earnings from other accumulated comprehensive income (loss) within the next twelve months, including $39.9 million related to fuel swap agreements terminated in the second quarter of 2010. Reclassification is expected to occur as the result of fuel consumption associated with our hedged forecasted fuel purchases.

The fair value and line item caption of derivative instruments recorded were as follows:

Fair Value of Derivative Instruments

	Asset Derivatives			Liability Derivatives
		As of September 30, 2010	As of December 31, 2009		As of September 30, 2010	As of December 31, 2009

	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
In thousands
Derivatives designated as hedging instruments under FASB ASC 815-20[1]

Interest rate swaps	Other Assets	$71,252	$133,586	Other long-term liabilities	$—	$—

Cross currency swaps	Other Assets	20,162	43,931	Other long-term liabilities	—	—

Foreign currency forward contracts	Derivative Financial Instruments	—	31,483	Accrued expenses and other liabilities	(168,090)	(53,336)

Foreign currency forward contracts	Other Assets	8,443	17,706	Other long-term liabilities	(12,412)	(4,627)

Fuel swaps	Derivative Financial Instruments	30,542	75,006	Accrued expenses and other liabilities	(6,901)	(17,085)

Fuel swaps	Other Assets	25,362	66,445	Other long-term liabilities	(5,546)	(2,269)

Total derivatives designated as hedging instruments under Subtopic 815-20		$155,761	$368,157		$(192,949)	$(77,317)

Derivatives not designated as hedging instruments under FASB ASC 815-20

Foreign currency forward contracts	Derivative Financial Instruments	$—	$7,605	Accrued expenses and other liabilities	$—	$(2,020)
Fuel call options	Derivative Financial Instruments	6,972	—	Accrued expenses and other liabilities	—	—

Fuel call options	Other Assets	23,399	9,998	Other long-term liabilities	—	—

Total derivatives not designated as hedging instruments under Subtopic 815-20		$30,371	$17,603		$—	$(2,020)

Total derivatives		$186,132	$385,760		$(192,949)	$(79,337)

1 Accounting Standard Codification 815-20 “Derivatives and Hedging”.

The fair value and line item caption of non-derivative instruments recorded was as follows:

Non-derivative instrument designated as hedging instrument under Subtopic 815-20	Balance Sheet Location	Carrying Value
		As of September 30, 2010	As of December 31, 2009
In thousands
Foreign currency debt	Long-term debt	$(627,802)	$(701,523)

		$(627,802)	$(701,523)

The effect of derivative instruments qualifying and designated as hedging instruments and the related hedged items in fair value hedges on the consolidated statement of operations was as follows:

Derivatives and related Hedged Items under Subtopic 815-20 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on	Amount of Gain (Loss) Recognized in Income on Derivative				Amount of Gain (Loss) Recognized in Income on Hedged Item
	Derivative and Hedged Item	Quarter Ended September 30, 2010	Quarter Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Quarter Ended September 30, 2010	Quarter Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
In thousands
Interest rate swaps	Interest expense, net of interest capitalized	$11,779	$13,682	$40,591	$30,092	$—	$—	$—	$—

Cross currency swaps	Interest expense, net of interest capitalized	—	955	987	3,437	—	—	—	—

Interest rate swaps	Other income (expense)	10,666	19,687	37,684	9,926	(9,694)	(20,745)	(35,854)	(17,701)

Cross currency swaps	Other income (expense)	—	18,395	(42,284)	17,908	—	(18,105)	47,715	(19,950)

Foreign currency forward contracts	Other income (expense)	57,879	36,284	(51,974)	56,342	(60,523)	(36,535)	52,610	(52,986)

		$80,324	$89,003	$(14,996)	$117,705	$(70,217)	$(75,385)	$64,471	$(90,637)

The effect of derivative instruments qualifying and designated as hedging instruments in cash flow hedges on the consolidated financial statements was as follows:

Derivatives under Subtopic 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)				Location of Gain (Loss) Reclassified from Accumulated	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Quarter Ended September 30, 2010	Quarter Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	OCI into Income (Effective Portion)	Quarter Ended September 30, 2010	Quarter Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
In thousands

Interest rate swaps	$—	$—	$—	$—	Interest Expense, net of interest capitalized	$—	$—	$—	$(619)

Cross currency swaps	51,074	—	20,163	—	Other income (expense)	55,560	—	36,360	—

Foreign currency forward contracts	169,729	111,361	(89,670)	149,728	Depreciation and amortization expenses	60	67	168	207

Foreign currency forward contracts	—	—	—	—	Passenger ticket revenues	—	—	—	103

Foreign currency forward contracts	(29,007)	(163)	(29,007)	21,884	Other income (expense)	263	259	788	259

Fuel swaps	58,550	(4,677)	(13,683)	141,536	Fuel	8,377	(3,337)	17,887	(84,363)

	$250,346	$106,521	$(112,197)	$313,148		$64,260	$(3,011)	$55,203	$(84,413)

Derivatives under Subtopic 815-20 Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness testing)
	Portion and Amount Excluded from Effectiveness Testing)	Quarter Ended September 30, 2010	Quarter Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
In thousands

Interest rate swaps	Other income (expense)	$—	$—	$—	$—

Cross currency swaps	Other income (expense)	—	—	—	—

Foreign currency forward contracts	Other income (expense)	—	94	240	138

Foreign currency forward contracts	Other income (expense)	—	—	—	—

Foreign currency forward contracts	Other income (expense)	—	(65)	—	94

Fuel swaps	Other income (expense)	2,071	591	2,341	1,326

		$2,071	$620	$2,581	$1,558

At September 30, 2010, we have hedged the variability in future cash flows for certain forecasted transactions occurring through 2013.

The effect of non-derivative instruments qualifying and designated as hedging instruments in net investment hedges on the consolidated financial statements was as follows:

Non-derivative instruments under Subtopic 815-20 Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in OCI (Effective Portion)				Location of Gain (Loss) in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Quarter Ended September 30, 2010	Quarter Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009		Quarter Ended September 30, 2010	Quarter Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
In thousands
Foreign Currency Debt	$(64,281)	$(20,992)	$37,993	$(21,191)	Other income (expense)	$—	$—	$—	$—

	$(64,281)	$(20,992)	$37,993	$(21,191)		$—	$—	$—	$—

The effect of derivatives not designated as hedging instruments on the consolidated financial statements was as follows:

Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income on Derivative
	Recognized in Income on Derivative	Quarter Ended September 30, 2010	Quarter Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
In thousands
Foreign exchange contracts	Other income (expense)	$4	$71	$(50)	$71
Fuel call options	Other income (expense)	3,181	—	(4,166)	—

		$3,185	$71	$(4,216)	$71

Credit Related Contingent Features

Starting in 2012, our current interest rate derivative instruments may require us to post collateral if our Standard & Poor’s and Moody’s credit ratings are below specified levels. Specifically, if on the fifth anniversary of entering into a derivative transaction and on all succeeding fifth-year anniversaries our credit ratings for our senior debt were to be below BBB- by Standard & Poor’s and Baa3 by Moody’s, then each counterparty to such derivatives with whom we are in a net liability position that exceeds the applicable minimum call amount may demand that we post collateral in an amount equal to the net liability position. The amount of collateral required to be posted following such event will change each time our net liability position increases or decreases by more than the applicable minimum call amount. If our credit rating for our senior debt is subsequently equal to or above BBB- by Standard & Poor’s or Baa3 by Moody’s, then any collateral posted at such time will be released to us and we will no longer be required to post collateral unless we meet the collateral requirement at the next fifth-year anniversary. Currently, our senior debt credit rating is BB- with a stable outlook by Standard & Poor’s and Ba3 with a stable outlook by Moody’s. Only our interest rate instruments have a term of at least five years and will not reach their fifth anniversary until July 2012. Therefore, as of September 30, 2010, we are not required to post any collateral for our derivative instruments.

Note 9. Subsequent Events

On October 26, 2010, we borrowed $1.1 billion under an unsecured term loan which is 95% guaranteed by Finnvera, the official export credit agency of Finland to finance the purchase of Allure of the Seas. The loan amortizes over 12 years and each of the lenders has the ability upon proper notice to exit the facility on the seventh anniversary of the credit agreement. The loan bears interest at LIBOR plus a margin of 2.20%, currently approximately 2.65%. The proceeds will be used to finance the purchase of Allure of the Seas which is scheduled for delivery on October 28, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Concerning Factors That May Affect Future Results

The discussion under this caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this document includes forward-looking statements under the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. Words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “will,” and similar expressions are intended to identify these forward-looking statements. Forward-looking statements reflect management’s current expectations, are inherently uncertain and are subject to risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to, the following:

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

•	the spread of contagious diseases,

•	a disruption to our business related to actual or threatened natural disasters, information systems failure or similar events,

•	our ability to differentiate our cruise brands,

•	changes or disruptions to the travel agency industry,

•	the loss of key personnel, strained employee relations and/or our inability to retain or recruit qualified personnel,

•	changes in our stock price or principal shareholders,

•	uncertainties of a foreign legal system as we are not incorporated in the United States,

•	the unavailability of ports of call, and

•	weather.

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

Overview

The discussion and analysis of our financial condition and results of operations has been organized to present the following:

•	an update to our critical accounting policies and review of our financial presentation, including discussion of certain operational and financial metrics we utilize to assist us manage our business;

•	a discussion of our results of operations for the quarter and nine months ended September 30, 2010 compared to the same periods in 2009;

•	a discussion of our business outlook, including our expectations for selected financial items for the fourth quarter and full year of 2010; and

•	a discussion of our liquidity and capital resources, including our future capital and contractual commitments and potential funding sources.

Critical Accounting Policies

Valuation of Goodwill and Trademarks/Trade Names

As discussed in our 2009 Form 10K, the Spanish economy has been affected more severely than most other economies around the world where we trade and there is significant uncertainty as to whether or when it will recover. During the third quarter of 2010, one of Pullmantur’s largest independent travel partners ceased operations. The negative impact of that event coupled with continuing weakness of the Spanish economy and vacation industry prompted us to review Pullmantur’s goodwill, and trademarks and trade names for impairment as of September 30, 2010.

Pullmantur’s goodwill, and trademarks and trade names, were $482.0 million and $230.0 million at September 30, 2010, respectively. We believe the estimated fair values of the Pullmantur reporting unit, including goodwill, and of its trademarks and trade names, continue to exceed their carrying values.

The estimation of fair value utilizing discounted expected future cash flows includes numerous uncertainties which require our significant judgment when making assumptions of expected revenues, operating costs, marketing, selling and administrative expenses, interest rates, ship improvements and retirements as well as assumptions regarding the cruise vacation industry competition and general economic and business conditions, among other factors. Relatively minor changes in the assumptions used in our determination of fair values or unfavorable changes in the conditions or circumstances influencing fair value could result in an impairment.

The factors driving the impairment evaluation of Pullmantur’s goodwill, and trademarks and trade names also affect the recoverability of Pullmantur’s deferred tax assets. At September 30, 2010, Pullmantur has approximately $33.0 million of deferred tax assets.

We regularly review deferred tax assets for recoverability based on our history of earnings, expectations for future earnings, and tax planning strategies. We believe it is more likely than not that we will recover the deferred tax assets based on our expectation of future earnings and implementation of tax planning strategies. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income to support the amount of deferred tax assets. It is possible we may need to establish a valuation allowance for a portion or all of the deferred tax asset balance if future earnings do not meet expectations or we are unable to successfully implement our tax planning strategies.

For a discussion of our critical accounting policies, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations within our annual report on Form 10-K for the year ended December 31, 2009.

Seasonality

Our revenues are seasonal based on demand for cruises. Demand is strongest for cruises during the Northern Hemisphere’s summer months and holidays.

Financial Presentation

Description of Certain Line Items

Revenues

Our revenues are comprised of the following:

•	Passenger ticket revenues, which consist of revenue recognized from the sale of passenger tickets and the sale of air transportation to and from our ships; and

•

Onboard and other revenues, which consist primarily of revenues from the sale of goods and/or services onboard our ships not included in passenger ticket prices, cancellation fees, sales of vacation protection insurance, pre- and post-cruise tours, Pullmantur’s land-based tours and hotel and air packages.

Onboard and other revenues also include revenues we receive from independent third party concessionaires that pay us a percentage of their revenues in exchange for the right to provide selected goods and/or services onboard our ships.

Expenses

Our cruise operating expenses are comprised of the following:

•

Commissions, transportation and other expenses, which consist of those costs directly associated with passenger ticket revenues, including travel agent commissions, air and other transportation expenses, port costs that vary with passenger head counts and related credit card fees;

•

Onboard and other expenses, which consist of the direct costs associated with onboard and other revenues, including the cost of products sold onboard our ships, vacation protection insurance premiums, costs associated with pre- and post-cruise tours, related credit card fees as well as the minimal costs associated with concession revenues, as the costs are mostly incurred by third-party concessionaires;

•	Payroll and related expenses, which consist of costs for shipboard personnel;

•	Food expenses, which include food costs for both passengers and crew;

•	Fuel expenses, which include fuel and related delivery and storage costs, including the financial impact of fuel swap agreements; and

•

Other operating expenses, which consist primarily of operating costs such as repairs and maintenance, port costs that do not vary with passenger head counts, vessel operating lease costs, costs associated with Pullmantur’s land-based tours, vessel related insurance and entertainment.

We do not allocate payroll and related costs, food costs, fuel costs or other operating costs to the expense categories attributable to passenger ticket revenues or onboard and other revenues since they are incurred to provide the total cruise vacation experience.

Selected Operational and Financial Metrics

We utilize a variety of operational and financial metrics which are defined below to evaluate our performance and financial condition. As discussed in more detail herein, certain of these metrics are non-GAAP financial measures which we believe provide useful information to investors as a supplement to our consolidated financial statements, which are prepared and presented in accordance with GAAP. The presentation of non-GAAP financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

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

Net Cruise Costs represent Gross Cruise Costs excluding commissions, transportation and other expenses and onboard and other expenses (each of which is described above under the Description of Certain Line Items heading). In measuring our ability to control costs in a manner that positively impacts net income, we believe changes in Net Cruise Costs to be the most relevant indicator of our performance. A reconciliation of historical Gross Cruise Costs to Net Cruise Costs is provided below under Summary of Historical Results of Operations. We have not provided a quantitative reconciliation of projected Gross Cruise Costs to projected Net Cruise Costs due to the significant uncertainty in projecting the costs deducted to arrive at this measure. Accordingly, we do not believe that reconciling information for such projected figures would be meaningful.

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

Net Revenues represent total revenues less commissions, transportation and other expenses and onboard and other expenses (each of which is described under the Description of Certain Line Items heading).

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

We believe Net Yields and Net Cruise Costs are our most relevant non-GAAP financial measures. However, a significant portion of our revenue and expenses are denominated in currencies other than the United States dollar. Because our reporting currency is the United States dollar, the value of these revenues and expenses can be affected by changes in currency exchange rates. Although such changes in local currency prices is just one of many elements impacting our revenues and expenses, it can be an important element. For this reason, we also monitor Net Yields and Net Cruise Costs as if the current periods’ currency exchange rates had remained constant with the comparable prior periods’ rates, or on a “Constant Currency” basis.

It should be emphasized that Constant Currency is primarily used for comparing short-term changes and/or projections. Over the longer term, changes in guest sourcing and shifting the amount of purchases between currencies significantly change the impact of the purely currency based fluctuations.

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

Results of Operations

Summary

Quarter ended September 30, 2010

Total revenues increased 16.8% to $2.1 billion in the third quarter of 2010 from total revenues of $1.8 billion for the same period in 2009 primarily due to a 12.7% increase in capacity (measured by APCD for such period) and a 5.2% increase in Net Yields. The increase in Net Yields was primarily due to an increase in ticket prices and an increase in occupancy, partially offset by the adverse effect of changes in foreign currency exchange rates related to our revenue transactions denominated in currencies other than the United States dollar. This increase in total revenues was also partially offset by higher operating expenses primarily due to the increase in capacity, in part offset by the favorable effect of changes in foreign currency exchange rates related to our cruise operating expenses denominated in currencies other than the United States dollar. As a result, our net income was $356.8 million or $1.64 per share on a diluted basis for the third quarter of 2010 compared to $230.4 million or $1.07 per share on a diluted basis for the third quarter of 2009.

Nine months ended September 30, 2010

Total revenues increased 16.0% to $5.1 billion for the first nine months of 2010 from total revenues of $4.4 billion for the same period in 2009 primarily due to a 12.1% increase in capacity (measured by APCD for such period) and a 4.4% increase in Net Yields. The increase in Net Yields was primarily due to an increase in ticket prices and an increase in occupancy. This increase in total revenues was partially offset by higher operating expenses primarily due to the increase in capacity, partially mitigated by the favorable effect of changes in foreign currency exchange rates related to our cruise operating expenses denominated in currencies other than the United States dollar. In addition, during 2010, we recorded a one-time gain of approximately $85.6 million related to the settlement of our pending case against Rolls Royce. As a result, our net income was $504.8 million or $2.32 per share on a diluted basis for the first nine months of 2010 compared to $159.1 million or $0.74 per share on a diluted basis for the same period in 2009.

Significant items for the third quarter of 2010 include:

•	Net Cruise Costs per APCD decreased by 2.3% compared to the same period in 2009.

•

Net Debt-to-Capital decreased to 49.3% as of September 30, 2010 compared to 52.0% as of December 31, 2009. Similarly, our Debt-to-Capital ratio decreased to 50.7% as of September 30, 2010 compared to 52.9% as of December 31, 2009.

Other items:

•	On October 26, 2010, we borrowed $1.1 billion under an unsecured term loan. The proceeds will be used to finance the purchase of Allure of the Seas which is scheduled for delivery on October 28, 2010.

Operating results for the quarter and nine months ended September 30, 2010 compared to the same periods in 2009 are shown in the following table (in thousands, except per share data):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
		% of Total Revenues		% of Total Revenues		% of Total Revenues		% of Total Revenues
Passenger ticket revenues	$1,520,562	73.8%	$1,270,610	72.0%	$3,762,536	73.1%	$3,176,473	71.6%

Onboard and other revenues	540,097	26.2%	492,932	28.0%	1,385,470	26.9%	1,261,686	28.4%

Total revenues	2,060,659	100.0%	1,763,542	100.0%	5,148,006	100.0%	4,438,159	100.0%

Cruise operating expenses:

Commissions, transportation and other	350,166	17.0%	303,969	17.2%	889,956	17.3%	772,350	17.4%

Onboard and other	159,824	7.8%	152,579	8.7%	374,949	7.3%	348,336	7.8%

Payroll and related	197,070	9.6%	171,164	9.7%	565,112	11.0%	505,376	11.4%

Food	99,969	4.9%	88,394	5.0%	286,466	5.6%	254,710	5.7%

Fuel	164,786	8.0%	146,254	8.3%	483,843	9.4%	437,617	9.9%

Other operating	267,810	13.0%	253,726	14.4%	750,761	14.6%	715,468	16.1%

Total cruise operating expenses	1,239,625	60.2%	1,116,086	63.3%	3,351,087	65.1%	3,033,857	68.4%
Marketing, selling and administrative expenses	213,300	10.4%	196,594	11.1%	636,143	12.4%	576,344	13.0%
Depreciation and amortization expenses	162,232	7.9%	144,021	8.2%	479,838	9.3%	421,802	9.5%

Operating Income	445,502	21.6%	306,841	17.4%	680,938	13.2%	406,156	9.2%

Other income (expense):

Interest income	1,815	0.1%	2,225	0.1%	4,547	0.1%	5,114	0.1%
Interest expense, net of interest capitalized	(82,494)	(4.0)%	(73,912)	(4.2%)	(250,264)	(4.9)%	(221,701)	(5.0%)
Other (expense) income	(8,056)	(0.4)%	(4,762)	(0.3%)	69,539	1.4%	(30,501)	(0.7%)

	(88,735)	(4.3)%	(76,449)	(4.3%)	(176,178)	(3.4)%	(247,088)	(5.6%)

Net Income	356,767	17.3%	230,392	13.1%	504,760	9.8%	159,068	3.6%

Diluted Earnings Per Share	$1.64		$1.07		$2.32		$0.74

Selected historical statistical information is shown in the following table:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Passengers Carried	1,199,759	1,046,943	3,430,273	2,958,219
Passenger Cruise Days	8,656,023	7,545,314	24,058,087	21,105,895
APCD	8,069,663	7,157,608	22,967,291	20,486,192
Occupancy	107.3%	105.4%	104.7%	103.0%

Gross Yields and Net Yields were calculated as follows (in thousands, except APCD and Yields):

	Quarter Ended September 30,			Nine Months Ended September 30,
	2010	2010 On a Constant Currency basis	2009	2010	2010 On a Constant Currency basis	2009
Passenger ticket revenues	$1,520,562	$1,555,143	$1,270,610	$3,762,536	$3,763,044	$3,176,473
Onboard and other revenues	540,097	548,201	492,932	1,385,470	1,393,243	1,261,686

Total revenues	2,060,659	2,103,344	1,763,542	5,148,006	5,156,287	4,438,159

Less:
Commissions, transportation and other	350,166	359,696	303,969	889,956	892,745	772,350
Onboard and other	159,824	164,669	152,579	374,949	381,341	348,336

Net revenues	$1,550,669	$1,578,979	$1,306,994	$3,883,101	$3,882,201	$3,317,473

APCD	8,069,663	8,069,663	7,157,608	22,967,291	22,967,291	20,486,192

Gross Yields	$255.36	$260.65	$246.39	$224.15	$224.51	$216.64

Net Yields	$192.16	$195.67	$182.60	$169.07	$169.03	$161.94

Gross Cruise Costs and Net Cruise Costs were calculated as follows (in thousands, except APCD and costs per APCD):

	Quarter Ended September 30,			Nine Months Ended September 30,
	2010	2010 On a Constant Currency basis	2009	2010	2010 On a Constant Currency basis	2009
Total cruise operating expenses	$1,239,625	$1,262,872	$1,116,086	$3,351,087	$3,371,680	$3,033,857
Marketing, selling and administrative expenses	213,300	216,427	196,594	636,143	636,070	576,344

Gross Cruise Costs	1,452,925	1,479,299	1,312,680	3,987,230	4,007,750	3,610,201

Less:
Commissions, transportation and other	350,166	359,696	303,969	889,956	892,745	772,350
Onboard and other	159,824	164,669	152,579	374,949	381,341	348,336

Net Cruise Costs	$942,935	$954,934	$856,132	$2,722,325	$2,733,664	$2,489,515

APCD	8,069,663	8,069,663	7,157,608	22,967,291	22,967,291	20,486,192
Gross Cruise Costs per APCD	$180.05	$183.32	$183.40	$173.60	$174.50	$176.23
Net Cruise Costs per APCD	$116.85	$118.34	$119.61	$118.53	$119.02	$121.52

Net Debt-to-Capital was calculated as follows (in thousands):

	As of
	September 30,	December 31,
	2010	2009
Long-term debt, net of current portion	$6,980,254	$7,663,555
Current portion of long-term debt	1,104,706	756,215

Total debt	8,084,960	8,419,770
Less: Cash and cash equivalents	441,930	284,619

Net Debt	$7,643,030	$8,135,151

Total shareholders’ equity	$7,851,244	$7,499,717
Total debt	8,084,960	8,419,770

Total debt and shareholders’ equity	15,936,204	15,919,487

Debt-to-Capital	50.7%	52.9%
Net Debt	7,643,030	8,135,151

Net Debt and shareholders’ equity	$15,494,274	$15,634,868

Net Debt-to-Capital	49.3%	52.0%

Quarter Ended September 30, 2010 Compared to Quarter Ended September 30, 2009

In this section, references to 2010 refer to the quarter ended September 30, 2010 and references to 2009 refer to the quarter ended September 30, 2009.

Revenues

Total revenues for 2010 increased $297.1 million or 16.8% to $2.1 billion from $1.8 billion in 2009. Approximately $224.7 million of this increase is attributable to a 12.7% increase in capacity. The increase in capacity is primarily due to the addition of Oasis of the Seas, which entered service in December 2009, the addition of Celebrity Eclipse which entered service in April 2010 and to a full quarter of service of Celebrity Equinox which entered service in July 2009. This increase in capacity was partially offset by our removal of the Atlantic Star from operation in August 2009. In addition, approximately $115.1 million of the increase in total revenues was driven by increases in ticket prices and by an increase in occupancy from 105.4% in 2009 to 107.3% in 2010. The increase in occupancy is primarily due to improving market conditions, certain itinerary changes and the favorable impact of our newer ships. The increase in occupancy is also due to the absence of the adverse effect caused by the H1N1 virus during the third quarter of 2009 which resulted in selective itinerary modifications and diminished demand for our cruises and tours to Mexico. These increases were partially offset by a decrease in shore excursions revenue on a per passenger basis related to seasonal redeployments and an estimated $42.7 million related to the adverse effect of changes in foreign currency exchange rates related to our revenue transactions denominated in currencies other than the United States dollar.

Onboard and other revenues included concession revenues of $67.4 million in 2010 compared to $62.3 million for the same period in 2009. The increase in concession revenues was primarily due to the increase in capacity mentioned above.

Cruise Operating Expenses

Total cruise operating expenses for 2010 increased $123.5 million or 11.1% to $1.2 billion from $1.1 billion for 2009. Approximately $142.2 million of this increase is attributable to the 12.7% increase in capacity mentioned above, partially offset by an estimated $23.2 million decrease related to the favorable effect of changes in foreign currency exchange rates related to our cruise operating expenses denominated in currencies other than the United States dollar.

Marketing, Selling and Administrative Expenses

Marketing, selling and administrative expenses for 2010 increased $16.7 million or 8.5% to $213.3 million from $196.6 million for 2009. The increase is primarily due to an increase in shoreside payroll and benefits due to higher headcount primarily related to our continued international expansion and other compensation related costs. To a lesser extent, the increase is also due to an increase in marketing and selling expenses associated with our international expansion.

Depreciation and Amortization expenses

Depreciation and amortization expenses for 2010 increased $18.2 million or 12.6% to $162.2 million from $144.0 million for 2009. The increase is primarily due to the addition of Oasis of the Seas which entered service in December 2009, the addition of Celebrity Eclipse which entered service in April 2010 and to a full quarter of service of Celebrity Equinox which entered service in July 2009. In addition, the Atlantic Star was classified as held for sale in August 2009 and, accordingly, is no longer being depreciated.

Other Income (Expense)

Interest expense, net of interest capitalized, increased to $82.5 million in 2010 from $73.9 million in 2009. Gross interest expense increased to $89.2 million in 2010 from $85.0 million in 2009. The increase was primarily due to a higher average debt level, partially offset by lower interest rates. Interest capitalized decreased to $6.7 million in 2010 from $11.1 million in 2009 primarily due to a lower average level of investment in ships under construction.

Other expense for 2010 increased $3.3 million to $8.1 million from $4.8 million in 2009. The change was primarily due to income of $7.8 million from our equity method investments in 2010 compared to losses of $0.5 million from our equity method investments in 2009, for a net change of $8.3 million when comparing these periods. The change was also due to gains of $3.2 million associated with changes in the fair value of our fuel call options in 2010. These changes were offset by an out of period adjustment of $12.3 million during the third quarter of 2009 to correct an error in our deferred tax liability that did not recur in 2010. The out of period adjustment represented the cumulative reduction to a deferred tax liability due to the change in the enacted Spanish statutory tax rate used to calculate the liability in 2006 which was identified during the third quarter of 2009. In addition, this change was also offset by an increase in foreign exchange losses of $2.5 million as compared to 2009.

Net Yields

Net Yields increased 5.2% in 2010 compared to 2009 primarily due to the increase in ticket prices and the increase in occupancy, as discussed above. Net Yields increased 7.2% in 2010 compared to 2009 on a Constant Currency basis.

Net Cruise Costs

Net Cruise Costs increased 10.1% in 2010 compared to 2009 due to the 12.7% increase in capacity, partially offset by a 2.3% decrease in Net Cruise Cost per APCD. The decrease in Net Cruise Costs per APCD was primarily driven by our continued emphasis on cost containment and by the absence in 2010 of a $7.1 million loss recognized during the third quarter of 2009 to reduce the carrying value of the Atlantic Star to its fair value less cost to sell when the ship was classified as held for sale. Net Cruise Costs per APCD decreased 1.1% in 2010 compared to 2009 on a Constant Currency basis.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

In this section, references to 2010 refer to the nine months ended September 30, 2010 and references to 2009 refer to the nine months ended September 30, 2009.

Revenues

Total revenues for 2010 increased $709.8 million or 16.0% to $5.1 billion from $4.4 billion in 2009. Approximately $537.5 million of this increase is attributable to a 12.1% increase in capacity. The increase in capacity is primarily due to the addition of Oasis of the Seas, which entered service in December 2009, to a full nine months of service of Celebrity Equinox which entered service in July 2009, the addition of Celebrity Eclipse which entered service in April 2010 and to a full nine months of service of Pacific Dream, which entered service in May 2009. This increase in capacity was partially offset by the sale of Celebrity Galaxy to TUI Cruises in March 2009, the removal of the Atlantic Star from operation in August 2009 and the sale of Oceanic in April 2009. In addition, approximately $172.3 million of the increase in total revenues was driven by increases in ticket prices and an increase in occupancy from 103.0% in 2009 to 104.7% in 2010. The increase in occupancy is primarily due to improving market conditions, certain itinerary changes and the favorable impact of our newer ships. The increase in occupancy is also due to the absence of the adverse effect caused by the H1N1 virus during the third quarter of 2009 which resulted in selective itinerary modifications and diminished demand for our cruises and tours to Mexico. These increases were partially offset by a decrease in air revenue due to a reduction in guests booking air service through us and an overall decrease in air ticket prices, a decrease in shore excursions revenue on a per passenger basis related to seasonal redeployments and to a decrease in charter revenue due to the termination of the charter to Island Cruises in April 2009. These increases were also partially offset by the adverse effect of changes in foreign currency exchange rates related to our revenue transactions denominated in currencies other than the United States dollar.

Onboard and other revenues included concession revenues of $191.4 million in 2010 compared to $169.2 million for the same period in 2009. The increase in concession revenues was primarily due to the increase in capacity mentioned above.

Cruise Operating Expenses

Total cruise operating expenses for 2010 increased $317.2 million or 10.5% to $3.4 billion from $3.0 billion for 2009. Approximately $367.4 million of this increase is attributable to the 12.1% increase in capacity mentioned above. These increases were partially offset by a $29.6 million decrease primarily attributable to lower air expenses and shore excursions expense on a per passenger basis directly related to the decreases in revenue as mentioned above, and to a lesser extent our continued emphasis on cost containment. The increase in cruise operating expenses was also partially offset by an estimated $20.6 million decrease related to the favorable effect of changes in foreign currency exchange rates related to our cruise operating expenses denominated in currencies other than the United States dollar.

Marketing, Selling and Administrative Expenses

Marketing, selling and administrative expenses for 2010 increased $59.8 million or 10.4% to $636.1 million from $576.3 million for 2009. The increase is primarily due to an increase in shoreside payroll and benefits due to higher headcount primarily related to our continued international expansion and other compensation related costs.

Depreciation and Amortization expenses

Depreciation and amortization expenses for 2010 increased $58.0 million or 13.8% to $479.8 million from $421.8 million for 2009. The increase is primarily due to the addition of Oasis of the Seas which entered service in December 2009, a full nine months of service of Celebrity Equinox which entered service in July 2009 and the addition of Celebrity Eclipse which entered service in April 2010. These increases were partially offset by the sale of Celebrity Galaxy to TUI Cruises in March 2009, the classification of the Atlantic Star as held for sale in August 2009 which, accordingly, is no longer being depreciated and the sale of Oceanic in April 2009.

Other Income (Expense)

Interest expense, net of interest capitalized, increased to $250.3 million in 2010 from $221.7 million in 2009. Gross interest expense increased to $270.4 million in 2010 from $253.1 million in 2009. The increase was primarily due to a higher average debt level, partially offset by lower interest rates. Interest capitalized decreased to $20.1 million in 2010 from $31.4 million in 2009 primarily due to a lower average level of investment in ships under construction and, to a lesser extent, lower interest rates.

Other income was $69.5 million in 2010 compared to other expense of $30.5 million in 2009 for a net change of $100.0 million when comparing these periods. The increase was primarily due to an $85.6 million gain recorded from the settlement with Rolls Royce.

Net Yields

Net Yields increased 4.4% in 2010 compared to 2009 primarily due to the increase in ticket prices and the increase in occupancy, as discussed above. Net Yields on a Constant Currency basis remained consistent with Net Yields.

Net Cruise Costs

Net Cruise Costs increased 9.4% in 2010 compared to 2009 due to the 12.1% increase in capacity, partially offset by a 2.5% decrease in Net Cruise Cost per APCD. The decrease in Net Cruise Costs per APCD was primarily driven by our continued emphasis on cost containment. Net Cruise Costs per APCD on a Constant Currency basis resulted in a decrease of 2.1%.

Outlook

Fourth Quarter 2010

We expect Net Yields to increase in the range of 4% to 5% compared to 2009. On a Constant Currency basis, we expect Net Yields will increase approximately 5% compared to 2009.

We expect Net Cruise Costs per APCD to increase approximately 2% compared to 2009. On a Constant Currency basis, we expect Net Cruise Costs per APCD to increase approximately 3% compared to 2009. Excluding fuel, we expect Net Cruise Costs per APCD to increase approximately 4% compared to 2009. On a Constant Currency basis, we expect Net Cruise Costs per APCD excluding fuel to increase in the range of 4% to 5% compared to 2009.

We expect an 8.1% increase in capacity, primarily driven by a full quarter of service of Oasis of the Seas, the addition of Celebrity Eclipse, which entered service during the second quarter of 2010 and the addition of Allure of the Seas which will enter service during the fourth quarter of 2010.

Depreciation and amortization expenses are expected to be in the range of $162.0 million to $167.0 million and interest expense, net is expected to be in the range of $85.0 million to $90.0 million.

We do not forecast fuel prices and our cost calculations for fuel are based on current “at-the-pump” prices net of any hedging impacts. If fuel prices for the fourth quarter of 2010 remain at the level of current “at-the-pump” prices, fuel expenses for the fourth quarter of 2010 would be approximately $167.0 million. For the fourth quarter of 2010, our fuel expense is approximately 50% hedged and a 10% change in fuel prices would result in a change of fuel expenses of approximately $9.0 million after taking into account existing hedges.

Operational disruptions on Pullmantur’s Pacific Dream and the Celebrity Century have negatively impacted our fourth quarter 2010 earnings per share guidance by approximately $0.05.

Based on the expectations noted above, and assuming that fuel prices remain at the level of current “at-the-pump” prices, we expect fourth quarter 2010 earnings per share to be in the range of $0.08 to $0.12.

Full Year 2010

We expect Net Yields to increase in the range of 4% to 5% on both a Constant Currency basis and as reported, compared to 2009.

We expect Net Cruise Costs per APCD to decrease approximately 1% compared to 2009. We expect Net Cruise Costs per APCD on a Constant Currency basis to remain consistent with Net Cruise Costs per APCD. Excluding fuel, we expect Net Cruise Costs per APCD to decrease approximately 1% compared to 2009. On a Constant Currency basis, we expect Net Cruise Costs per APCD excluding fuel to be approximately flat to a decrease of 1% compared to 2009.

We expect an 11.0% increase in capacity in 2010, primarily driven by a full year of service of Pacific Dream, a full year of service of Celebrity Equinox, a full year of service of Oasis of the Seas, the addition of Celebrity Eclipse which entered service during the second quarter of 2010 and the addition of Allure of the Seas which will enter service during the fourth quarter of 2010.

Depreciation and amortization expenses are expected to be in the range of $642.0 million to $647.0 million, and interest expense, net is expected to be in the range of $330.0 million to $335.0 million.

We do not forecast fuel prices and our cost calculations for fuel are based on current “at-the-pump” prices net of any hedging impacts. If fuel prices for the full year 2010 remain at the level of current “at-the-pump” prices, fuel expenses for the full year 2010 would be approximately $651.0 million. For the full year 2010, our fuel expense is approximately 50% hedged and a 10% change in fuel prices would result in a change in fuel expenses of approximately $9.0 million after taking into account existing hedges.

Based on the expectations noted above, and assuming that fuel prices remain at the level of current “at-the-pump” prices, we expect full year 2010 earnings per share to be in the range of $2.43 to $2.47.

2011

While recognizing it is still too early to provide definitive guidance, early indications are encouraging. At today’s exchange rates, we expect full year 2011 Net Yields to increase by a similar proportion to 2010. We also noted that our business is seasonal and that the biggest yield declines caused by the recession impacted the second and third quarters more than they impacted the first and fourth quarters. As a result, we expect that the most meaningful yield recovery in 2011 will occur correspondingly during those same two summer quarters. We anticipate Net Yields in the first quarter of 2011 to improve in the range of 2% to 4%.

Recently Adopted, and Future Application of, Accounting Standards

Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements for further information on Recently Adopted Accounting Standards and Recent Accounting Pronouncements.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash flow generated from operations provides us with a significant source of liquidity. Net cash provided by operating activities increased $772.1 million to $1.4 billion for the first nine months of 2010 compared to $663.8 million for the same period in 2009. The increase is primarily due to an increase in cash generated from ticket sales. The increase in cash from ticket sales is a result of higher capacity and occupancy, along with cruises being purchased for higher prices and the acceleration in booking volumes compared to prior year. As a result of the above factors, we received $737.4 million more in customer deposits during the first nine months of 2010 as compared to the same period in 2009. In addition, the increase is due to the monetization of certain of our interest rate, cross currency and fuel swap agreements during the first nine months of 2010 of approximately $173.0 million. The monetization of the interest rate and cross currency swap agreements was done in an effort to increase our fixed percentage of debt. The monetization of our fuel swaps was done in connection with our decision to terminate transactions with a counterparty that no longer met our guidelines.

Net cash used in investing activities was $939.4 million for the first nine months of 2010 as compared to $938.0 million for the same period in 2009. During the first nine months of 2010, our use of cash was primarily related to capital expenditures of $925.8 million, down from $1.2 billion in the first nine months of 2009. The decrease in capital expenditures during 2010 is due to a lower level of ships under construction compared to the same period in 2009. In the first nine months of 2009, we also used $181.7 million of cash to make equity contributions to our unconsolidated affiliates. These amounts were partially offset by $290.9 million of proceeds received from the sale of Celebrity Galaxy to TUI Cruises in 2009 and to $106.0 million of cash received in 2009 on settlements on our foreign currency forward contracts.

Net cash used in financing activities was $341.3 million for the first nine months of 2010 compared to cash provided by financing activities of $156.4 million for the same period in 2009. In the first nine months of 2010, we incurred a total of $1.1 billion of new debt and repaid approximately $1.4 billion of outstanding debt as compared to the first nine months of 2009, in which we incurred a total of $992.5 million of new debt and repaid $804.4 million of debt. The $88.6 million increase of debt proceeds was primarily related to an increase in amounts drawn under our unsecured revolving credit facility during the first nine months of 2010 compared to the same period in 2009. The increase in debt proceeds in the first nine months of 2010 as compared to the first nine months of 2009 was offset by the $573.7 million increase in debt repayments as well as a $21.4 million increase in debt issuance costs. During the first nine months of 2010, we received $11.8 million in connection with the exercise of common stock options.

Interest capitalized during the first nine months of 2010 decreased to $20.1 million from $31.4 million for the same period in 2009 primarily due to a lower average level of investment in ships under construction and, to a lesser extent, lower interest rates.

Future Capital Commitments

Our future capital commitments consist primarily of new ship orders. As of September 30, 2010, we had one Oasis-class ship, designated for Royal Caribbean International, and two Solstice-class ships, designated for Celebrity Cruises, on order for an aggregate additional capacity of approximately 11,100 berths. The aggregate cost of the three ships is approximately $3.4 billion, of which we have deposited $433.5 million as of September 30, 2010. Approximately 1.4% of the aggregate cost of the ships was exposed to fluctuations in the euro exchange rate at September 30, 2010.

As of September 30, 2010, we anticipated overall capital expenditures, including the three ships on order, would be approximately $2.2 billion for 2010, $1.0 billion for 2011 and $1.0 billion for 2012.

Contractual Obligations

As of September 30, 2010, our contractual obligations were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Activities:
Operating lease obligations(1)(2)	$327,672	$50,030	$239,834	$17,937	$19,871
Interest on long-term debt(3)	1,528,034	323,850	551,025	252,532	400,627
Other(4)	631,924	79,334	212,050	129,228	211,312
Investing Activities:
Ship purchase obligations(5)(6)	2,678,908	1,975,333	703,575	—	—
Financing Activities:
Long-term debt obligations (6)(7)	8,024,313	1,096,429	1,864,092	2,786,684	2,277,108
Capital lease obligations (8)	60,647	8,277	13,499	4,625	34,246

Total	$13,251,498	$3,533,253	$3,584,075	$3,191,006	$2,943,164

(1)	We are obligated under noncancelable operating leases primarily for a ship, offices, warehouses and motor vehicles.
(2)	Under the Brilliance of the Seas lease agreement, we may be required to make a termination payment of approximately £120.7 million, or approximately $189.7 million based on the exchange rate at September 30, 2010, if the lease is canceled in 2012. This amount is included in the 1-3 years column.
(3)	Long-term debt obligations mature at various dates through fiscal year 2027 and bear interest at fixed and variable rates. Interest on variable-rate debt is calculated based on forecasted cash outflows, including interest swapped from a fixed-rate to a variable-rate using the applicable rate at September 30, 2010. Debt denominated in other currencies is calculated based on the applicable exchange rate at September 30, 2010. Amounts are based on existing debt obligations and do not consider potential refinancing of expiring debt obligations.
(4)	Amounts represent future commitments with remaining terms in excess of one year to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts.
(5)	Amounts represent contractual obligations with initial terms in excess of one year.
(6)	In October 2010, we borrowed $1.1 billion under an unsecured term loan to finance the purchase of Allure of the Seas which is scheduled for delivery on October 28, 2010. The table does not include this amount as a long-term debt obligation. The related purchase obligation with respect to Allure of the Seas is included in the ship purchase obligations.
(7)	Amounts represent debt obligations with initial terms in excess of one year.
(8)	Amounts represent capital lease obligations with initial terms in excess of one year.

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

Funding Sources

We have significant contractual obligations of which the capital expenditures associated with our ship purchases and our debt maturities represent our largest funding needs. We have $3.5 billion in contractual obligations due during the twelve month period ending September 30, 2011 of which approximately $2.0 billion relates to the acquisition of the Allure of the Seas and Celebrity Silhouette along with progress payments on Celebrity Reflection. In addition, we have $9.7 billion in contractual obligations due beyond the twelve month period ending September 30, 2011 of which debt maturities and ship purchase obligations represent $6.9 billion and $703.6 million, respectively. We have historically relied on a combination of cash flows provided by operations, drawdowns under our available credit facilities and the incurrence of additional debt to fund these obligations.

As of September 30, 2010, our liquidity was $1.3 billion consisting of approximately $441.9 million in cash and cash equivalents and $870.0 million available under our unsecured revolving credit facility. In addition, we had a working capital deficit of $2.4 billion as of September 30, 2010 as compared to our working capital deficit of $1.7 billion as of December 31, 2009. Similar to others in our industry, we are able to operate with a substantial working capital deficit because (1) passenger receipts are primarily paid in advance with a relatively low-level of accounts receivable, (2) rapid turnover results in a limited investment in inventories and (3) voyage-related accounts payable usually become due after receipt of cash from related bookings. In addition, we finance the purchase of our ships through long-term debt instruments of which the current portion of these instruments increases our working capital deficit. The current portion of long-term debt increased from $756.2 million as of December 31, 2009 to $1.1 billion as of September 30, 2010. We generate substantial cash flows from operations and our business model, along with our unsecured revolving credit facility, has historically allowed us to maintain this working capital deficit and still meet our operating, investing and financing needs. We expect that we will continue to have working capital deficits in the future.

As of September 30, 2010, we have two Solstice-class vessels and one Oasis-class vessel under construction in Germany and Finland, respectively, all of which have unsecured committed bank financing arrangements which include sovereign financing guarantees. In October 2010, we borrowed $1.1 billion under an unsecured term loan to finance the purchase of Allure of the Seas which is scheduled for delivery on October 28, 2010. (Refer to Note 9. Subsequent Events to our consolidated financial statements).

We anticipate that our cash flows from operations, our current available credit facilities, and the above financing arrangements will be adequate to meet our capital expenditures and debt repayments in the foreseeable future.

We have witnessed a slowly improving overall economic environment since the end of 2009. The improved economic environment has led to an increase in ticket prices and improved occupancy levels. The disruption of the credit markets in 2008 and 2009 which resulted in a lack of liquidity worldwide has also shown moderate improvement.

We continue our focus on ensuring adequate cash and liquidity. We are committed to improving our cost focus and continue to implement cost containment initiatives. To ensure adequate liquidity, we have discontinued our quarterly dividend commencing in the fourth quarter of 2008, we have tactically evaluated our non-shipbuild capital expenditures and will consider further newbuild orders as market conditions warrant; however, if a newbuild order were to be placed in the near term, a new delivery would not arrive before 2014. We anticipate that our cash flows from operations, our current available credit facilities and our current financing arrangements will be adequate to meet our capital expenditures and debt repayments over the next twelve-month period. In addition, we may elect to fund our contractual obligations through other means if favorable opportunities arise.

If any person other than A. Wilhelmsen AS. and Cruise Associates acquires ownership of more than 30% of our common stock and our two principal shareholders, in the aggregate, own less of our common stock than such person and do not collectively have the right to elect, or to designate for election, at least a majority of the board of directors, we may be obligated to prepay indebtedness outstanding under the majority of our credit facilities, which we may be unable to replace on similar terms. If this were to occur, it would have an adverse impact on our liquidity and operations.

Debt Covenants

Our financing agreements contain covenants that require us, among other things, to maintain minimum net worth and a fixed charge coverage ratio and limit our net debt-to-capital ratio. Our minimum net worth and maximum net debt-to-capital calculations exclude the impact of accumulated other comprehensive income (loss) on total shareholders’ equity. The fixed charge coverage ratio is calculated by dividing net cash from operations for the past four quarters by the sum of dividend payments plus scheduled principal debt payments in excess of any new financings for the past four quarters (“fixed charges”). We are currently in compliance with all debt covenants. As of September 30, 2010, our net worth was $7.9 billion compared with a minimum requirement of $5.4 billion, our net-debt-to-capital was 49.3% compared to a maximum limit of 62.5% and our fixed charge coverage ratio exceeded the minimum requirement of 1.25x as our fixed charges for the period were $0.00. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due and/or terminated and, additionally, a portion of our cash may be subject to holdback under our agreements with our credit card processors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the second quarter of 2010, we entered into cross currency swap agreements that effectively changed €400.0 million of debt with a fixed rate of 5.625% to $509.0 million at a weighted-average fixed rate debt of 6.625%. In addition, in an effort to increase our percentage of fixed rate debt, we terminated our interest rate swap agreements that changed €1.0 billion of debt with a fixed rate of 5.625% to EURIBOR-based floating rate and our cross currency swap agreements that changed €300.0 million of the €1.0 billion floating EURIBOR-based debt to $389.1 million of floating LIBOR-based debt. As a result, approximately 55% of our long-term debt was effectively fixed and approximately 45% was floating at June 30, 2010 as compared to 43% and 57% as of December 31, 2009, respectively. Upon termination of these swaps, we received net cash proceeds of approximately $115.4 million.

During the second quarter of 2010, we terminated 22.9% of our fuel swap agreements as of June 30, 2010, due to a counterparty no longer meeting our guidelines and entered into new fuel swap agreements with a different counterparty. Upon termination of the fuel swaps, we received net cash proceeds of approximately $57.5 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based upon such evaluation, our Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that those controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submits under the Exchange Act is accumulated and communicated to management, including our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 during the quarter ended September 30, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

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

We commenced an action in June 2010 in the United States District Court for Puerto Rico seeking a declaratory judgment that Puerto Rico’s distributorship laws do not apply to our relationship with an international representative located in Puerto Rico. In September 2010, that international representative filed a number of counterclaims against Royal Caribbean Cruises Ltd. and Celebrity Cruises Inc. alleging violations of Puerto Rico’s distributorship laws, bad faith breach of contract, tortuous interference with contract, violations of various federal and state antitrust and unfair competition laws. The international representative is seeking in excess of $40.0 million on each of these counterclaims together with treble damages in the amount of $120.0 million on several of the counterclaims as well as injunctive relief and declaratory judgment. We believe that the claims made against us are without merit and we intend to vigorously defend ourselves against them.

As previously reported in our annual report on Form 10-K for the year ended December 31, 2009, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York alleging that we and certain other named cruise lines infringed rights in copyrighted works and other intellectual property by presenting performances on our cruise ships without securing the necessary licenses. The suit was subsequently refiled on a non-class action basis and is confined to allegations of infringement to plaintiff’s copyrights of the theatrical production of Grease. The suit seeks payment of damages against all named defendants in an undetermined amount of not less than $10.0 million, as well as disgorgement of profits, a permanent injunction against future infringement and punitive and treble damages. In August 2010, the Court dismissed the case with prejudice. Plaintiffs have not appealed the order and the deadline for filing the appeal has passed.

As previously reported in our annual report on Form 10-K for the year ended December 31, 2009, demands for arbitration were made under our collective bargaining agreement covering Celebrity Cruises’ crewmembers on behalf of twenty current and/or former Celebrity Cruises’ cabin stewards and others similarly situated (the “September 2009 Demands”). These demands contend that between 2001 and 2005 Celebrity Cruises improperly required the named cabin stewards to share guest gratuities with assistant cabin stewards. The demands seek payment of damages, including penalty wages, under the U.S. Seaman’s Wage Act of approximately $0.6 million for the named crewmembers and estimates damages in excess of $200.0 million, for the entire class of other similarly situated crewmembers. In October 2009, and again in December 2009, July 2010 and August 2010, additional demands for arbitration were made under our collective bargaining agreement covering Celebrity Cruises’ crewmembers by the same counsel on behalf of a total of nine current and/or former Celebrity Cruises’ cabin stewards and others similarly situated, making the same contentions and seeking the same damages as in the September 2009 Demands. In August 2010, the arbitrator dismissed with prejudice the October and December 2009 demands. Our requests to dismiss the other demands on the same basis are pending with another arbitrator. A similar action brought by this same counsel in October 2009 on behalf of ten crew members and others similarly situated in the Southern District Court, Southern District of Florida making the same contentions and seeking the same damages as the arbitration demands was dismissed with prejudice. Plaintiff is appealing this dismissal. We believe we have meritorious defenses to the pending arbitration demands and actions which we intend to vigorously pursue.

As previously reported in our annual report on Form 10-K for the year ended December 31, 2009, there are a total of five cases pending in the United States District Court for the Western District of Washington against Park West Galleries, Inc., doing business as Park West Gallery, PWG Florida, Inc., Fine Art Sales, Inc., Vista Fine Art LLC, doing business as Park West At Sea (together, “Park West”), and other named and unnamed parties, including Royal Caribbean Cruises Ltd. and Celebrity Cruises Inc. and other unaffiliated cruise line companies. The actions are being brought on behalf of purchasers of artwork at shipboard art auctions conducted by Park West on the named cruise lines. One of these actions is being brought on a class action basis. The substance of the claims in all five actions is virtually the same. The suits allege that the artwork Park West sells is not what it represents to its customers and that Royal Caribbean Cruises Ltd., Celebrity Cruises Inc. and other named cruise lines are complicit in the activities of Park West, including engaging in a conspiracy with Park West in violation of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), and are being enriched unjustly from the sale of the artwork. The actions seek from the named defendants refund and restitution of all monies acquired from the sale of artwork at shipboard auctions, recovery for the amount of payments for the purchased artwork, damages on the RICO claims in an indeterminate amount, permitted statutory damages and unspecified equitable or injunctive relief. The suits also seek from certain non-Royal Caribbean parties additional statutory, breach of contract and breach of warranty damages in unspecified amounts. In June, 2010, the Court dismissed Royal Caribbean Cruises Ltd. and Celebrity Cruises Inc. from all five actions on the basis that the claims against Royal Caribbean Cruises Ltd. and Celebrity Cruises Inc. were not timely filed and/or properly pled. Plaintiffs subsequently filed motions seeking permission from the Court to amend their complaints to address the noted deficiencies and to rename Royal Caribbean Cruises Ltd. and Celebrity Cruises Inc. as defendants in the actions. The Court denied these motions. We will vigorously oppose any attempt by plaintiffs to rename either party as defendants and, if we are so renamed, we believe we have meritorious defenses to the claims against us which we will vigorously pursue.

As previously reported in our annual report on Form 10-K for the year ended December 31, 2009, the Miami District Office of the United States Equal Employment Opportunity Commission (“EEOC”) has alleged that certain of our shipboard employment practices do not comply with United States employment laws. In June 2007, the EEOC proposed payment of monetary sanctions of approximately $27.0 million and certain remedial actions. Following discussions with the EEOC regarding this matter, the EEOC informed us in April 2008 that they transferred the matter to its legal unit for litigation review. On July 16, 2010, the EEOC issued a 90-day Notice of Right to Sue letter to the individual who originally complained, advising that the EEOC has elected not to pursue legal action against us. The 90-day period has expired, and no action to date has been brought. We believe we have meritorious defenses to these claims and, if proceedings are initiated, we intend to vigorously pursue them.

We are routinely involved in other claims typical within the cruise vacation industry. The majority of these claims are covered by insurance. We believe the outcome of such claims, net of expected insurance recoveries, will not have a material adverse impact on our financial condition or results of operations.

Item 1A. Risk Factors

The risk factors that affect our business and financial results are discussed in “Item 1A. Risk Factors” in the 2009 Annual Report on Form 10-K and there has been no material change to these risk factors since previously disclosed. We wish to caution the reader that the risk factors discussed in “Item 1A. Risk Factors” in our 2009 Annual Report on Form 10-K, and those described elsewhere in this report or other Securities and Exchange Commission filings, could cause actual results to differ materially from those stated in any forward-looking statements.

Item 6. Exhibits

10.1	Amendment No. 2 to the Credit Agreement dated as of October 9, 2009 among Oasis of the Seas Inc. as borrower, Royal Caribbean Cruises Ltd., as guarantor, various financial institutions and BNP Paribas, as Administrative Agent*

10.2	Amendment No. 2 to the Credit Agreement dated as of March 15, 2010 among Allure of the Seas Inc. as borrower, Royal Caribbean Cruises Ltd. as guarantor, various financial institutions and Skandinaviska Enskilda Banken AB (publ), as Administrative Agent*

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934*

31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934*

32.1	Certifications of the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code**

*	Filed herewith
**	Furnished herewith

Interactive Data File

101*	The following financial statements from Royal Caribbean Cruises LTD.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, as filed with the SEC on October 27, 2010, formatted in XBRL, as follows:

(i)	the Consolidated Statements of Operations for the three months ended September 30, 2010 and 2009;

(ii)	the Consolidated Statements of Operations for the nine months ended September 30, 2010 and 2009;

(iii)	the Consolidated Balance Sheets at September 30, 2010 and December 31, 2009;

(iv)	the Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009; and

(v)	the Notes to the Consolidated Financial Statements, tagged as blocks to text.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL CARIBBEAN CRUISES LTD.
(Registrant)

/s/ BRIAN J. RICE
Brian J. Rice
Executive Vice President and Chief Financial Officer
Date: October 27, 2010	(Principal Financial Officer and duly authorized signatory)