Form 10-K
period 2010-12-31
ROYAL CARIBBEAN CRUISES LTD
filed 2011-02-24
CIK 884887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock at June 30, 2010 (based upon the closing sale price of the common stock on the New York Stock Exchange on June 30, 2010) held by those persons deemed by the registrant to be non-affiliates was approximately $3.04 billion. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of the registrant’s outstanding common stock as of June 30, 2010 have been excluded from this number in that these persons may be deemed affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 216,070,238 shares of common stock outstanding as of February 14, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to its 2011 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

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

This Annual Report on Form 10-K also includes trademarks, trade names and service marks of other companies. Use or display by us of other parties’ trademarks, trade names or service marks is not intended to and does not imply a relationship with, or endorsement or sponsorship of us by, these other parties other than as described herein.

Item 1. Business

General

Royal Caribbean International was founded in 1968. The current parent corporation, Royal Caribbean Cruises Ltd., was incorporated on July 23, 1985 in the Republic of Liberia under the Business Corporation Act of Liberia.

We are the world’s second largest cruise company operating 40 ships in the cruise vacation industry with an aggregate of approximately 92,300 berths as of December 31, 2010. Our brands include Royal Caribbean International, Celebrity Cruises, and Azamara Club Cruises along with our Pullmantur brand, which has been custom tailored to serve the cruise markets in Spain, Portugal and Latin America and our CDF Croisières de France brand which provides us with a custom tailored product targeted at the French market. In addition, we have a 50% investment in a joint venture which operates the brand TUI Cruises, specifically tailored for the German market.

Our ships operate on a selection of worldwide itineraries that call on approximately 420 destinations on all seven continents. In addition to our headquarters in Miami, Florida, we have offices and a network of international representatives around the world which focus on our international guest sourcing.

We compete principally on the basis of innovation and quality of ships, quality of service, variety of itineraries, choice of destinations and price. We believe that our commitment to build state-of-the-art ships and to invest in the maintenance and revitalization of our fleet to, among other things, incorporate our latest signature innovations, allows us to continue to attract new and loyal repeat guests and expand into growing international markets and provides us with the flexibility to deploy our ships among our brand portfolio.

We believe cruising continues to be a widely accepted vacation alternative due to its inherent value, extensive itineraries and variety of shipboard and shore-side activities. In addition, we believe that our products appeal to a large consumer base and are not dependent on a single market or demographic. Further, we believe our global brands possess the versatility to enter multiple cruise market segments within the cruise vacation industry. As a result, we strategically manage our brands as a single business with the ultimate objective of maximizing shareholder value.

Our Brands

Royal Caribbean International

We currently operate 22 ships with approximately 62,000 berths under our Royal Caribbean International brand, offering cruise itineraries that range from two to 18 nights. Royal Caribbean International offers a variety of itineraries to destinations worldwide, including Alaska, Asia, Australia, Bahamas, Bermuda, Canada, the Caribbean, Europe, Hawaii, the Middle East, the Panama Canal, South America and New Zealand.

Royal Caribbean International is positioned at the upper end of the contemporary segment of the cruise vacation industry, generally characterized by cruises that are seven nights or shorter and feature a casual ambiance. We believe that the quality of the Royal Caribbean International brand also enables it to attract consumers from the premium segment, which is generally characterized by cruises that are seven to 14 nights and appeal to the more experienced guest who is usually more affluent. This allows Royal Caribbean International to achieve among the broadest market coverage of any of the major cruise brands in the vacation industry.

Royal Caribbean International’s strategy is to attract an array of vacationing consumers by providing a wide variety of itineraries and cruise lengths with multiple innovative options for onboard dining, entertainment and other onboard activities. Popular product innovations include surf simulators, an interactive water park called the H2O Zone™, “Royal Promenades” (boulevards with shopping, dining and entertainment venues), ice skating rinks, bungee jumping trampolines and rock climbing walls.

Most recently, in October 2009 and October 2010, Royal Caribbean International took delivery of the sister ships, Oasis of the Seas and Allure of the Seas, respectively, which are the largest and most innovative cruise ships in the industry. In addition, during 2010, Royal Caribbean International introduced DreamWorks Animations® themed activities onboard certain ships and the first Starbucks® Coffee at sea onboard Allure of the Seas.

Royal Caribbean International offers a variety of shore excursions at each port of call. We believe that the variety and quality of Royal Caribbean International’s product offerings represent excellent value to consumers, especially to couples and families traveling with children. Because of the brand’s extensive and innovative product offerings, we believe Royal Caribbean International is well positioned to attract new consumers to the cruise vacation industry and to continue to bring loyal repeat guests back for their next vacation.

Celebrity Cruises

We currently operate 10 ships with approximately 20,500 berths under our Celebrity Cruises brand, offering cruise itineraries that range from two to 17 nights. Celebrity Cruises is positioned within the premium segment of the cruise vacation industry.

Celebrity Cruises’ reputation as an upscale cruise vacation brand appeals to experienced cruisers, resulting in a strong base of loyal repeat guests. The brand also appeals to experienced vacationers who have not yet cruised who seek the high quality, service-focused experience the brand offers. Celebrity Cruises offers a global cruise experience by providing a variety of cruise lengths and itineraries to premium destinations throughout the world, including Alaska, Australia, Bermuda, the Caribbean, Europe, New Zealand, the Panama Canal and South America. Celebrity Cruises is also the only major cruise line to operate a ship in the Galapagos Islands, Celebrity Xpedition. Celebrity Xpedition has 96 berths and provides this unique experience on seven day cruises with pre-cruise tours in Ecuador.

Celebrity Cruises’ strategy is to deliver an intimate experience onboard upscale ships that offer luxurious accommodations, a high staff-to-guest ratio, fine dining, personalized service, extensive spa facilities, and unique onboard attractions. In addition, during 2010, Celebrity Cruises introduced the new Celebrity iLounge and became an Authorized Apple Reseller of computers and other media devices onboard certain Celebrity Cruises ships.

Celebrity Cruises’ fleet, dining, service, and spa have been consistently recognized with numerous awards from consumer cruise travel polls, travel agents and travel industry publications.

Azamara Club Cruises

We currently operate two ships with a total of approximately 1,400 berths under our Azamara Club Cruises brand, offering cruise itineraries that range from four to 17 nights. Azamara Club Cruises is designed to serve the up-market segment of the North American, U.K., German and Australian markets, which segment is generally characterized as incorporating elements of the premium and luxury segments.

Azamara Club Cruises’ strategy is to deliver distinctive destinations, featuring unique itineraries with more overnight and longer stays, as well as specialty tours allowing guests to truly experience the destination. Azamara Club Cruises’ focus is to attract experienced travelers who enjoy cruising and who seek a more intimate onboard experience and a high level of service. Azamara Club Cruises sails in Asia, Western & Northern Europe, the Mediterranean, South America, the Panama Canal and the less-traveled islands of the Caribbean, with more overnight and late-night stays in every region.

Azamara Club Cruises offers a wide array of onboard services, amenities and activities, including gaming facilities, fine dining, spa and wellness, butler service for suites, as well as interactive entertainment venues. Starting in April 2010, Azamara Club Cruises also includes as part of the base price, certain onboard services, amenities and activities which are not normally included in the base price of other cruise lines. Some of these onboard services, amenities and activities consist of wine with lunch and dinner, bottled water, soda, premium coffees and teas, gratuities for housekeeping and dining/bar staff, self-service laundry and shuttle buses for certain ports.

Pullmantur

We currently operate five ships with approximately 7,650 berths under our Pullmantur brand, offering seven-night cruise itineraries. Pullmantur serves the contemporary segment of the Spanish cruise market and continues to expand into the Portuguese and Latin American cruise markets. Pullmantur has land-based tour operations and owns a 49% interest in an air business that operates four Boeing 747 aircrafts in support of its cruise and tour operations.

Pullmantur’s strategy is to attract cruise guests by providing a variety of cruising options and land-based travel packages. Pullmantur offers a range of cruise itineraries to the Baltic, Brazil, the Caribbean, the Mediterranean, Mexico and Portugal. Pullmantur offers a wide array of onboard activities and services to guests, including exercise facilities, swimming pools, beauty salons, gaming facilities, shopping, dining, certain complimentary beverages, and entertainment venues. Pullmantur’s tour operations sell land-based travel packages to Spanish guests including hotels and flights primarily to Caribbean resorts, and land-based tour packages to Europe aimed at Latin American guests.

CDF Croisières de France

We currently operate one ship, Bleu de France, with approximately 750 berths under our CDF Croisières de France brand, offering four to ten night cruise itineraries. CDF Croisières de France is designed to serve the contemporary segment of the French cruise market by providing us with a brand custom-tailored for French cruise guests. In November 2010, Bleu de France was sold to an unrelated party. As part of the sale agreement, we chartered Bleu de France from the buyer for a period of one year from the sale date in order to fulfill existing guest commitments. At the end of the charter period, Pullmantur will redeploy Horizon to CDF Croisières de France and prior to its redeployment the ship will undergo renovations to incorporate signature brand elements.

CDF Croisières de France offers seasonal itineraries to the Mediterranean. CDF Croisières de France offers a variety of onboard services, amenities and activities, including entertainment venues, exercise and spa facilities, fine dining, and gaming facilities.

TUI Cruises

In 2008, we formed a joint venture with TUI AG, a European tourism and shipping company which owns 51% of TUI Travel. The joint venture operates TUI Cruises, designed to serve the contemporary and premium segments of the German cruise market by offering a custom-tailored product for German guests. All onboard activities, services, shore excursions and menu offerings are designed to suit the preferences of this target market. TUI Cruises operates one ship, Mein Schiff, with a total of approximately 1,850 berths. As previously announced, we will be selling Celebrity Mercury to TUI Cruises to serve as its second ship. The sale is expected to close at the end of February 2011 and the ship will enter service with TUI Cruises in the second quarter of 2011, under the name Mein Schiff 2, following an extensive refurbishment.

Industry

Cruising is considered a well established vacation sector in the North American market, a growing sector in the European market and a developing but promising sector in several other emerging markets. Industry data indicates that a significant portion of cruise guests carried are first-time cruisers. We believe this could present an opportunity for long-term growth and a potential for increased profitability.

We estimate that the global cruise industry carried 18.7 million cruise passengers in 2010 compared to 17.3 million cruise passengers carried in 2009. We estimate that the global cruise fleet was served by approximately 400,000 berths on approximately 281 ships by the end of 2010. There are approximately 20 ships with an estimated 53,000 berths that are expected to be placed in service in the global cruise market between 2011 and 2014. The majority of cruise passengers in the cruise vacation industry have historically been sourced from North America, and to a lesser extent, Europe.

North America

Although the North American cruise market has historically experienced significant growth, the compound annual growth rate in cruise passengers for this market was approximately 0.9% from 2006 to 2010. This more limited growth is attributable in large part to the recent international expansion within the cruise industry. We estimate that North America was served by 136 ships with approximately 190,000 berths at the beginning of 2006 and by 151 ships with approximately 241,000 berths by the end of 2010. There are approximately 13 ships with an estimated 36,000 berths that are expected to be placed in service in the North American cruise market between 2011 and 2014.

Europe

In Europe, cruising represents a much smaller sector of the vacation industry; however, it has experienced a compound annual growth rate in cruise passengers of approximately 12.4% from 2006 to 2010 and we believe this market has significant continued growth potential. We estimate that Europe was served by 100 ships with approximately 94,000 berths at the beginning of 2006 and by 114 ships with approximately 144,000 berths by the end of 2010. There are approximately seven ships with an estimated 16,000 berths that are expected to be placed in service in the European cruise market between 2011 and 2014.

The following table details the growth in the global, North American and European cruise markets in terms of cruise passengers and estimated weighted-average berths over the past five years:

Year	Global Cruise Passengers(1)	Weighted- Average Supply of Berths Marketed Globally(1)	North American Cruise Passengers(2)	Weighted- Average Supply of Berths Marketed in North America(1)	European Cruise Passengers(3)	Weighted- Average Supply of Berths Marketed in Europe(1)
2006	15,309,000	304,000	10,078,000	201,000	3,460,000	97,000
2007	16,586,000	327,000	10,247,000	212,000	4,080,000	105,000
2008	17,184,000	347,000	10,093,000	219,000	4,500,000	120,000
2009	17,340,000	363,000	10,198,000	222,000	5,000,000	131,000
2010	18,740,000	388,000	10,450,000	232,000	5,448,000	142,000

1)	Source: Our estimates of the number of global cruise passengers, and the weighted-average supply of berths marketed globally, in North America and Europe are based on a combination of data that we obtain from various publicly available cruise industry trade information sources including Seatrade Insider and Cruise Line International Association. In addition, our estimates incorporate our own statistical analysis utilizing the same publicly available cruise industry data as a base.
2)	Source: Cruise Line International Association based on cruise passengers carried for at least two consecutive nights for years 2006 through 2009. Year 2010 amounts represent our estimates (see number 1 above).
3)	Source: European Cruise Council for years 2006 through 2009. Year 2010 amounts represent our estimates (see number 1 above).

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

Operating Strategies

Our principal operating strategies are to:

•

enhance our revenues, manage the efficiency of our operating expenditures and ensure adequate cash and liquidity, with the overall goal of maximizing our return on invested capital and shareholder value,

•	increase the awareness and market penetration of our brands throughout the world,

•	expand our fleet with the new state-of-the-art cruise ships recently delivered and on order, while transferring key innovations to our existing fleet,

•

capitalize on the portability and flexibility of our ships by deploying them into those new markets and itineraries that provide opportunities to optimize returns, while continuing our focus on existing key markets,

•	continue to expand and diversify our passenger mix,

•	protect the health, safety and security of our guests and employees and protect the environment in which our vessels and organization operate,

•	further improve our technological capabilities, and

•	maintain strong relationships with travel agencies, the principal industry distribution channel, while enhancing our direct consumer outreach programs.

Enhance our revenues, manage our operating expenditures and ensure adequate cash and liquidity

We are focused on maximizing revenues, improving yields and strengthening our balance sheet while strategically managing the efficiency of our operating expenditures. We maximize revenues and yields through various programs prior to, during and after a cruise vacation aimed at increasing our ticket prices and occupancy. We are continually committed to improving our cost efficiencies and have implemented various cost-containment initiatives. In addition, to ensure adequate cash and liquidity, during the economic downturn, we discontinued our quarterly dividend commencing in the fourth quarter of 2008 and have tactically managed our capital expenditures. We believe these strategies will enhance our ability of achieving our overall goal of maximizing our return on invested capital and shareholder value.

Brand Awareness and Market Penetration

We continue to increase the recognition and market penetration of our brands among consumers throughout the world. Royal Caribbean International and Celebrity Cruises are established global brands in the contemporary and premium segments of the vacation industry. Azamara Club Cruises is designed to serve the up-market cruise segment. Pullmantur is a widely recognized brand in the Spanish, Portuguese and Latin American contemporary cruise markets. CDF Croisières de France is targeted to serve the contemporary segment of the French cruise market.

We increase brand awareness and market penetration of our Royal Caribbean International brand through communication strategies designed to emphasize its high quality and excellent-value cruise vacations. Royal Caribbean International’s communication strategies, which include social media and networking channels, its website www.royalcaribbean.com and traditional media channels, target adults and families who are vacation enthusiasts interested in exploring new destinations and seeking new experiences. These strategies are also designed to attract first-time cruisers to the cruise vacation industry and to the Royal Caribbean International brand as well as past guests. In order to attract the experienced cruiser who is seeking new experiences as well as first-time cruisers, Royal Caribbean International provides multiple choices to guests through a wide array of itineraries, accommodations, dining options, onboard activities and shore excursions. The hallmarks of the brand include friendly and engaging service, state-of-the-art ships, family programs, entertainment, health and fitness and energizing onboard and shoreside activities designed for guests of all ages.

We increase brand awareness and market penetration of our Celebrity Cruises brand through consumer and trade strategies designed to broaden the recognition of its high quality cruise vacations and drive loyalty and brand preference. We do so by emphasizing the four core pillars of the brand: well-appointed ships, personalized service, fine dining and engaging onboard activities. Celebrity Cruises’ communications target experienced cruisers as well as affluent vacationers who may have not yet cruised who seek upscale experiences and appreciate a high staff-to-guest ratio, luxurious accommodations, fine dining and spa services. Celebrity Cruises retains repeat guests with exclusive benefits for its Captain’s Club members. Celebrity Cruises engages with past and potential guests through its website www.celebritycruises.com, and communicates with consumers through social media channels, as well as through a variety of traditional media channels.

We increase awareness and market penetration for Azamara Club Cruises with several marketing campaigns and through other channels. Azamara Club Cruises’ marketing mix includes extensive online marketing, print advertising in key travel magazines, trade advertising, as well as extensive collaboration with up-market travel agents in such areas as training and road shows. Azamara Club Cruises has developed relationships with key boutique agencies and luxury consortiums and works in collaboration with international offices and international representatives. The brand has also developed a microsite featuring a blog with the goal of establishing a solid and ongoing social media platform to further increase awareness, as well as providing internet activities to support the travel trade and customers.

We increase brand awareness and market penetration of our Pullmantur brand primarily through advertising campaigns targeted to Spanish and Portuguese-speaking guests in Spain, Portugal and Latin America. All customer-facing crewmembers speak Spanish and on certain itineraries Portuguese, and onboard activities, services, shore excursions and menu offerings are designed to suit the preferences of these target markets.

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

In addition, we also increase brand awareness across all of our brands through travel agencies who generate the majority of our bookings. We are committed to further developing and strengthening this very important distribution channel by facilitating their focus on the unique qualities of each of our brands.

Fleet Development, Maintenance and Innovation

We currently have signed agreements with a shipyard providing for the construction of two new state-of-the-art Solstice-class cruise ships scheduled to enter service in the third quarter of 2011 and the fourth quarter of 2012. These additions are expected to result in an increase in our passenger capacity by approximately 5,850 berths by December 31, 2012, or approximately 6.3% as compared to our capacity as of December 31, 2010. We continuously evaluate opportunities to order new ships, purchase existing ships or sell ships in our current fleet.

The acquisition of our remaining Solstice-class ships along with our maintenance programs and revitalizations on our existing fleet allows us to incorporate our latest signature innovations, continue to attract new and repeat guests and expand into growing international markets and provides us with the flexibility to deploy our ships among our brand portfolio. Our Solstice and Oasis-class ships incorporate new innovations and allow us to capture cost savings through their scale and fuel efficiencies. The design of these ships allows for a greater percentage of staterooms with verandas and outside staterooms which provide for premium pricing.

In support of our maintenance programs, we own a 40% interest in a ship repair and maintenance facility, Grand Bahamas Shipyard Ltd., which is the largest cruise ship dry-dock repair facility in the world and is located in Freeport, Grand Bahamas. We utilize this facility, among other ship repair facilities, for our regularly scheduled drydocks and certain emergency repairs as may be required. In addition, the facility serves unaffiliated cruise, cargo ships, oil and gas tankers, and offshore units.

In addition to our fleet development and maintenance, we place a strong focus on product innovation which we seek to achieve by introducing new concepts on our new ships and continuously making improvements to our existing fleet in a cost effective manner. In order to offer guests a wider range of activities and amenities and to ensure consistency across our fleets, we have revitalized some of our older ships to update and refresh their interiors and to incorporate signature brand elements. Renovations have included the addition of new balconies, dining and entertainment options, as well as refurbishments to staterooms and public areas.

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

In 2006, Royal Caribbean International took delivery of the 3,600-berth Freedom of the Seas, the first of three Freedom-class ships. The Freedom-class ships have some of the largest staterooms and balconies in the industry, flat screen televisions, cell phone services and other amenities. The launch of the Freedom-class ships also introduced several new experiences to cruising, including a surf simulator and an interactive water park called the H2O ZoneTM. Royal Caribbean International took delivery of a second Freedom-class ship, Liberty of the Seas, in April 2007 and the third Freedom-class ship, Independence of the Seas, in April 2008.

Building upon the innovations of the Freedom-class ships, Royal Caribbean International took delivery of the first Oasis-class ship, Oasis of the Seas in October 2009 and the second Oasis-class ship, Allure of the Seas, in October 2010. This new class of ships has approximately 5,400 berths. Each ship spans 16 decks and features 2,700 staterooms. These ships also allow for a greater percentage of staterooms with verandas and outside staterooms which provide for premium pricing. The Oasis-class ships have introduced several new experiences to cruising including the neighborhood concept. The neighborhood concept consists of seven distinct themed areas which include Central Park, featuring a park open to the sky, and Boardwalk, an outdoor family-friendly area featuring a handcrafted carousel and an amphitheater at sea known as AquaTheater. Additional features include an elevating bar, a zip line, a sloped-beach entry pool and a wide variety of specialty restaurants and dining options. The Oasis-class ships also offer new categories in onboard accommodations including bi-level, two bedroom/two bathroom suites and balcony staterooms facing some of the distinct neighborhoods.

In 2011, Royal Caribbean International will introduce some of the most popular features of the Oasis-class ships on certain Freedom-class and Radiance-class ships, including the addition of new specialty restaurants, a new lounge for Crown & Anchor Society loyalty program members, interactive flat-panel televisions in all staterooms and wireless internet throughout the ship. Additionally, there will be new balcony staterooms added, select stateroom enhancements and upgrades to public areas, including a refreshed casual dining area.

Celebrity Cruises. Celebrity Cruises was founded in 1990 and has introduced several classes of ships, each building on the brand’s primary strengths. The progression and innovation of these ships have elevated Celebrity Cruises’ position in the premium segment of the marketplace. Some of the brand’s signature elements include the innovative design of the ships, contemporary gourmet dining, spacious staterooms and suites with verandas, spa facilities, piano, champagne and martini bars and lounges. In addition, during 2010 Celebrity Cruises introduced the new Celebrity iLounge and became an Authorized Apple Reseller of computers and other media devices onboard certain Celebrity Cruises ships. The brand continuously improves its existing fleet to keep them current with the newest innovations. Most recently, Celebrity Constellation underwent a renovation of its onboard amenities and public areas. Several attributes of the new Solstice-class were added during this renovation. Between 2011 and 2012, other Celebrity Cruises ships will undergo similar renovations.

With a strong focus on product innovation, Celebrity Cruises ordered a total of five Solstice-class ships, three of which have been delivered as of December 31, 2010. The Solstice-class ships are a new wide-body construction class of ships with approximately 2,850 berths each and 3,000 berths in the case of Celebrity Reflection. This new wide-body construction design provides for many intimate areas onboard the ship. The Solstice-class ships incorporate many new and improved design features including the industry’s first ever “Lawn Club”. The Lawn Club is over a half acre venue featuring live grass for guest enjoyment. Celebrity Cruises also introduced the “Hot Glass Show,” a fully functional glass blowing studio which operates at the Lawn Club. The Solstice-class ships are equipped with solar foils and solar panels, another industry first. Approximately 90% of the ships’ staterooms are outside and approximately 85% of the staterooms have verandas. Celebrity Solstice, Celebrity Equinox, and Celebrity Eclipse the first, second and third of the five Solstice-class ships were delivered in 2008, 2009 and 2010, respectively. The remaining two ships, Celebrity Silhouette and Celebrity Reflection, are expected to enter service in the third quarter of 2011 and fourth quarter of 2012, respectively. As part of our continuous commitment to innovate our fleet, these two new ships will introduce features not included on other Solstice-class ships, including additional dining and rest venues at the Lawn Club. Celebrity Reflection will also offer new spa inspired suites and additional suite and stateroom accommodations as the result of the construction of an additional deck.

Azamara Club Cruises. In May 2007, Blue Dream was redeployed from Pullmantur to Azamara Club Cruises, and is sailing under the name Azamara Journey. In September 2007, Blue Moon was also redeployed from Pullmantur to Azamara Club Cruises and is sailing under the name Azamara Quest. Before redeployment to the Azamara Club Cruises brand, each ship underwent renovations including the upgrade of guest suites and staterooms, and the addition of two new specialty restaurants.

Pullmantur. Pullmantur was founded in 1971. We acquired Pullmantur in November 2006 and it currently operates five ships which range in size from approximately 1,000 to 2,300 berths for a total of 7,650 berths.

In May 2007, Zenith was redeployed from Celebrity Cruises to Pullmantur. Empress of the Seas and Sovereign of the Seas were redeployed from Royal Caribbean International to Pullmantur in March 2008 and November 2008, respectively. Upon the return of Island Star in April 2009 from Island Cruises, the ship was redeployed to Pullmantur and sailed under the name Pacific Dream from May 2009 to October 2010. Since then, the ship has been sailing under the name Horizon. Before redeployment to Pullmantur, each ship underwent renovations to incorporate Pullmantur’s signature elements which include Spanish signage, logos and expanded disco areas.

CDF Croisières de France. In November 2010, Bleu de France was sold to an unrelated party. As part of the sale agreement, we chartered Bleu de France from the buyer for a period of one year from the sale date in order to fulfill existing guest commitments. At the end of the charter period, Pullmantur will redeploy Horizon to CDF Croisières de France. Horizon will undergo renovations, including the replacement of carpets, fabrics and furniture.

Markets and Itineraries

In an effort to penetrate untapped markets and diversify our customer base, we continue to seek opportunities to redeploy ships in our Royal Caribbean International, Celebrity Cruises and Azamara Club Cruises brands to new markets and itineraries throughout the world. The portability of our ships and our investment in infrastructure allows us to expand into new markets and helps us reduce our dependency on any one market by allowing us to create “home ports” around the world. In addition, it allows us to readily deploy our ships to meet demand within our existing cruise markets.

Our ships offer a wide selection of itineraries that call on approximately 420 ports. We are focused on optimizing returns by operating in established markets while growing our presence internationally. New ships allow us to expand into new markets and itineraries. Our brands have expanded their mix of itineraries, while strengthening our ability to penetrate the Asian, Caribbean, European, and Latin American markets further. As we enter into new markets, we continuously evaluate their current and expected performance in order to enhance our revenues. In addition, in order to capitalize on the summer season in the Southern Hemisphere and mitigate the impact of the winter weather in the Northern Hemisphere, our brands have increased deployment to South America and Australia.

We continue to focus on the acceleration of Royal Caribbean International’s, Celebrity Cruises’ and Azamara Club Cruises’ strategic positioning as global cruise brands. Royal Caribbean International has increased its year-round deployment offerings for 2011, including more drive-to and locally sourced products for North American and international markets. In December 2010, Allure of the Seas debuted from Fort Lauderdale joining Oasis of the Seas with both ships offering alternating Eastern and Western Caribbean voyages allowing guests to enjoy the opportunity to book back-to-back cruises.

In the summer of 2011, eleven of Royal Caribbean International’s ships will sail in Europe, making the brand an industry leader in European capacity during the summer season. Approximately 70% of the eleven ships will be dedicated to the European market for guest sourcing. During the Northern Hemisphere’s winter, Royal Caribbean International will increase its capacity in Australia by redeploying a second ship.

Celebrity Cruises had a large portion of its fleet in Europe in 2010. Celebrity Eclipse, the third vessel of the Solstice- class, debuted in the second quarter of 2010 in Southampton for the summer season. This was the first time in the brand’s history that it had a dedicated product in the U.K. market. The year 2010 also marked the return of Celebrity Cruises to Bermuda and the Northeast during the summer with seven night cruises on Celebrity Summit and the offering of year-round Caribbean cruising on Celebrity Solstice.

The Solstice-class expansion has allowed the brand to broaden its mix of itineraries in 2011. This year will mark the debut of Celebrity Silhouette, the fourth Solstice-class ship, which will debut in Europe and will provide sailings in the Northeast Caribbean in the winter. During the 2011 summer season, all four Solstice-class ships will be in Europe. During the winter, Celebrity Cruises will also return to Australia and will add incremental sailings to Hawaii.

In 2011, Azamara Club Cruises will continue to offer more calls to “boutique” ports of call, including Rouen, France, Paros, Greece and many other boutique ports only accessible by smaller ships. The brand also continues to focus on more overnight calls and longer stays in port. In 2011, Azamara Club Cruises’ deployment feature sailings in Western and Northern Europe, Asia, the Mediterranean, the Panama Canal and the less-traveled islands of the Caribbean. In the winter, Azamara will return to South America, adding new cruises to the Amazon. Also, Pullmantur and CDF Croisières de France will continue to offer European itineraries on all ships.

In an effort to secure desirable berthing facilities for our ships, and to provide new or enhanced cruise destinations for our guests, we actively assist or invest in the development or enhancement of certain port facilities and infrastructure, including mixed-use commercial properties, located in strategic ports of call. Generally, we collaborate with local, private or governmental entities by providing management and/or financial assistance and often enter into long-term port usage arrangements. In exchange for our involvement, we generally secure preferential berthing rights for our ships. During 2009, we assisted with the construction of a new port facility in Haiti which emerged undamaged from the January 2010 earthquake. The renovations allow Royal Caribbean International’s Freedom and Oasis-class ships to dock at the newly constructed pier without the need for tendering. The renovations also included an overhaul of the facilities and dining venues and a complete revamp of Labadee’s shoreside areas, including the construction of new bars, the replenishment of beach erosion, the construction of an alpine coaster and two new meeting areas which offer shopping, shows and cultural activities. We are also currently investing in the development of a new pier and port facilities at the Port of Falmouth, Jamaica, which will become operational in 2011. This will allow for the simultaneous berthing of one Oasis and one Freedom-class ship along with the addition of several new port and shoreside facilities.

Expansion and Diversification of our Passenger Mix

Passenger ticket revenues generated by sales originating in countries outside of the United States were approximately 45%, 46%, and 40% of total passenger ticket revenues in 2010, 2009 and 2008, respectively. International passengers have grown from approximately 586,000 in 2006 to approximately 1.8 million in 2010.

We sell and market our global brands, Royal Caribbean International, Celebrity Cruises and Azamara Club Cruises, to passengers outside of North America through our offices in the United Kingdom, Germany, Norway, Italy, Spain, Singapore, China, Brazil, Australia and Mexico. We believe that having a local presence in these markets provides us with the ability to react faster to local market conditions as well as better understand our customer base in each respective market. We further extend our geographic reach with a network of 41 independent international representatives located throughout the world covering 60 countries. Historically, our focus has been to primarily source passengers for our global brands from North America. Over the last several years, we have and continue to expand our focus to sell and market our cruise brands to countries outside of North America through fleet innovation and by responding to the cultural characteristics of our global passengers.

We continue to look for opportunities to acquire or develop brands custom-tailored to specific markets. TUI Cruises, our joint venture with TUI AG, is a cruise brand targeted at the cruise market in Germany. TUI Cruises complements Pullmantur, which is targeted at passengers primarily in Spain, Portugal and Latin America and CDF Croisières de France, which is targeted at passengers primarily in France.

Health, Safety, Security and Environmental Policies

We are committed to protecting the health, safety and security of our guests, employees and others working on our behalf. We are also committed to protecting the marine environment in which our vessels sail and the communities in which we operate by minimizing adverse environmental consequences and using resources efficiently. As part of this commitment, we established a unified internal department to oversee global security, maritime safety, medical and public health areas, and environmental stewardship. This organization is comprised of technical experts in each area focused on improving our prevention and response procedures. Our rapid and corporate wide approach to contagious disease challenges allows us to minimize the impact of any outbreaks on our ships and effectively use our medical and public health expertise to meet the health care needs of our guests and crew.

Technological Capabilities

Innovation in information technology and revenue management continues to be an integral part of our business strategy. We continue our strategy of adapting to our ever changing guest mix by developing new technological advancements in an effort to maximize onboard revenue from our existing customers. A key focus in 2010 was to use technology to make both the pre-cruise and onboard experience easier for guests. For example, we launched interactive, fully electronic guest documents and overhauled the Royal Caribbean International and Celebrity Cruises websites to include a simpler and more user friendly online booking process. We also introduced the new Celebrity iLounge, which features MacBook Pros®, iPods®, essential accessories and classes designed around iLife® applications and became an Authorized Apple Reseller of computers and other media devices onboard certain Celebrity Cruises ships.

We believe we have some of the most advanced revenue management capabilities in the industry, which enables us to make more advantageous decisions about pricing, inventory management and marketing actions even during periods of volatility and contracted booking windows. We are continuously working to improve our systems and tools through increased forecasting capabilities, ongoing improvements to our understanding of price/demand relationships, and greater automation of the decision processes. We believe these revenue management capabilities allow us to make more advantageous decisions to enhance revenue.

We also continue to support our international growth strategy with customized websites for international markets and localized support for our cruise programs in those markets. These international websites include online check-in in local languages as well as special offers and promotions.

Travel Agency Support and Direct Business

Travel agencies generate the majority of bookings for our ships. We believe in the value of this distribution channel and invest heavily in maintaining strong relationships with our travel agents. To accomplish this goal, we seek to ensure that our commission rates and incentive structures remain competitive with our competitors. In addition, our sales teams focus on the unique qualities of each brand and provide support to the travel agency community. Our website Cruisingpower.com continues to be an industry-leading website exclusive to the travel agency community. Royal Caribbean International continues to enhance its online training certification program, “University of Wow,” and Celebrity Cruises continues to promote “Five Star Academy,” its online travel agent partner learning suite. In addition, over the past several years, we have completed several key enhancements to simplify the online booking process via our CruiseMatch trade booking tool based on feedback from our travel agent partners.

In 2010, we introduced a new virtual tradeshow platform, providing travel agents the opportunity to attend a Royal Caribbean International, Celebrity Cruises or Azamara Club Cruises tradeshow event by logging in from their own computer. These events consist of online training sessions, online general sessions with key note speakers and online tradeshow booths all designed to educate, motivate and inform travel agents about our brands.

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

We also have certified vacation planners in our call centers located throughout the world offering cruise planning expertise and personal attention to our guests. We maintain websites that allow guests to plan and book a cruise and customize their reservations for Royal Caribbean International, Celebrity Cruises and Azamara Club Cruises. During 2010, we have placed a significant focus on building strong relationships with our guests before, during and after their cruise vacation with the objective of establishing customer engagement and continued loyalty. As part of this focus, we have established ongoing social media platforms to increase awareness for both repeat and new guests and we have emphasized marketing through our loyalty programs. As a result, we continue to experience an increase in the use of our internet sites and consumer outreach centers as a source of our overall bookings. Guests can also book their cruise vacations onboard our ships.

Guest Services

We offer to handle virtually all travel aspects related to guest reservations and transportation, including arranging guest pre- and post-hotel stay arrangements and air transportation. We offer our guests the ability to check-in online in order to alleviate boarding time during embarkation. In 2010, our air/sea program introduced our new Choice Air web based tool which offers guests their choice of flights and the ability to customize flight arrangements by selecting a specific airline, flight and class of service. Choice Air can be accessed and utilized by both travel agents and guests.

The Royal Caribbean International guest loyalty program, Crown & Anchor Society, has over five million members worldwide and includes benefits such as a secured dedicated section in the www.royalcaribbean.com internet site with special cruise offers and onboard amenities. In early 2011, Royal Caribbean International launched an enhanced Crown & Anchor Society loyalty member section on its website which included redesigned pages, images and content links outlining new loyalty program details, promotional offer presentations and video streaming. In addition, the website will enable guests to select stateroom upgrades, onboard benefit preferences and manage their membership status and information. The Celebrity Cruises’ guest loyalty program, Captain’s Club has over one million members. Captain’s Club members enjoy exclusive members-only onboard programs and amenities, and are provided with a secured area on the Celebrity Cruises website, which communicates select products. The website was upgraded in 2010 to offer more interactive features and ways for Captain’s Club members to view and manage their membership information, including details about their sailing history and upcoming reservations.

Operations

Cruise Ships and Itineraries

As of December 31, 2010, we operate 40 ships under five cruise brands, with a selection of worldwide itineraries ranging from two to 18 nights that call on approximately 420 destinations. Celebrity Silhouette is expected to enter revenue service in the third quarter of 2011. Through our joint venture with TUI AG, TUI Cruises operates Mein Schiff which will offer sailings in Europe during 2011. As previously announced, we will be selling Celebrity Mercury to TUI Cruises to serve as its second ship. The sale is expected to close at the end of February 2011 and the ship will enter service with TUI Cruises in the second quarter of 2011, under the name Mein Schiff 2, following an extensive refurbishment.

The following table represents summary information concerning the ships we operate under our five cruise brands and their areas of operation based on 2011 itineraries (subject to change). It does not include Pullmantur’s Atlantic Star which is currently not in operation and which we plan to sell.

Ship	Year Ship Entered or Will Enter Service[1]	Approximate Berths	Primary Areas of Operation
Royal Caribbean International
Allure of the Seas	2010	5,400	Eastern/Western Caribbean
Oasis of the Seas	2009	5,400	Eastern/Western Caribbean
Independence of the Seas	2008	3,600	Europe
Liberty of the Seas	2007	3,600	Europe, Eastern/Western Caribbean
Freedom of the Seas	2006	3,600	Eastern/Western Caribbean
Jewel of the Seas	2004	2,100	Caribbean, Canada/New England, Europe
Mariner of the Seas	2003	3,100	Western Caribbean, Europe, Brazil
Serenade of the Seas	2003	2,100	Southern Caribbean
Navigator of the Seas	2002	3,100	Western Caribbean, Europe
Brilliance of the Seas	2002	2,100	Europe, Middle East
Adventure of the Seas	2001	3,100	Southern Caribbean, Europe
Radiance of the Seas	2001	2,100	Alaska, Australia, Caribbean
Explorer of the Seas	2000	3,100	Eastern/Southern Caribbean, Bermuda, Canada/New England
Voyager of the Seas	1999	3,100	Western Caribbean, Europe
Vision of the Seas	1998	2,000	Europe, Brazil
Enchantment of the Seas	1997	2,250	Eastern/Western Caribbean, Bermuda, Canada/New England
Rhapsody of the Seas	1997	2,000	Australia/New Zealand, Alaska, Hawaii
Grandeur of the Seas	1996	1,950	Europe, Southern Caribbean
Splendour of the Seas	1996	1,800	Europe, Brazil
Legend of the Seas	1995	1,800	Asia
Majesty of the Seas	1992	2,350	Bahamas
Monarch of the Seas	1991	2,350	Bahamas

Celebrity Cruises
Celebrity Silhouette	2011	2,850	Europe, Eastern / Southern Caribbean
Celebrity Eclipse	2010	2,850	Europe, Caribbean
Celebrity Equinox	2009	2,850	Europe, Caribbean
Celebrity Solstice	2008	2,850	Europe, Caribbean
Celebrity Constellation	2002	2,050	Caribbean, Europe, Panama Canal
Celebrity Summit	2001	2,050	Southern Caribbean, Bermuda, Canada/New England
Celebrity Infinity	2001	2,050	Alaska, Panama Canal, South America
Celebrity Millennium	2000	2,050	Caribbean, Panama Canal, Alaska
Celebrity Mercury	1997	1,850	Eastern Caribbean
Celebrity Century	1995	1,800	Western Caribbean, Europe, Alaska, Hawaii, Australia/New Zealand

Celebrity Xpedition[2]	2004	96	Galapagos Islands

Azamara Club Cruises
Azamara Journey[3]	2004	700	Europe, Caribbean, Panama Canal, South America
Azamara Quest[4]	2006	700	Europe, Asia

Pullmantur
Ocean Dream[5]	2008	1,000	Southern Caribbean, Mexico
Zenith	1992	1,400	Mediterranean, Brazil
Empress	1990	1,600	Europe, Brazil
Sovereign	1988	2,300	Western Mediterranean, Brazil
Horizon[6]	1990	1,350	Mexico, Europe

CDF Croisières de France
Bleu de France[7]	2005	750	Europe

Total		95,146

[1]

The year a ship entered or will enter service refers to the year in which the ship commenced cruise revenue operations for the Company, which is the same as the year the ship was built, unless otherwise noted.

[2]	Celebrity Xpedition was built in 2001.
[3]	Azamara Journey (formerly Blue Dream) was built in 2000.
[4]	Azamara Quest (formerly Blue Moon) was built in 2000.
[5]	Ocean Dream was built in 1981.
[6]	Horizon was built in 1990. The ship was sailing under the name Pacific Dream through October 2010. Since then, the ship has been sailing under the name Horizon.
[7]

Bleu de France (formerly Holiday Dream) was built in 1981. In November 2010, Bleu de France was sold to an unrelated party. As part of the sale agreement, we chartered the Bleu de France from the buyer for a period of one year from the sale date in order to fulfill existing passenger commitments.

We have two Solstice-class ships on order for Celebrity Cruises. These ships are being built in Germany by Meyer Werft GmbH. The expected dates these ships will enter service and their planned number of berths are as follows:

Ship	Expected to Enter Service	Approximate Berths
Celebrity Cruises - Solstice-class:
Celebrity Silhouette	3rd Quarter 2011	2,850
Celebrity Reflection	4th Quarter 2012	3,000

	Total Berths	5,850

In February 2011, we reached a conditional agreement with Meyer Werft to build the first of a new generation of Royal Caribbean International cruise ships. The ship will have a capacity of approximately 4,100 berths based on double occupancy and is expected to enter service in the fourth quarter of 2014. We also have an option to construct a second ship of the same class which will expire on February 28, 2012, subject to earlier acceleration under certain circumstances.

Seasonality

Our revenues are seasonal based on the demand for cruises. Demand is strongest for cruises during the Northern Hemisphere’s summer months and holidays. In order to mitigate the impact of the winter weather in the Northern Hemisphere and to capitalize on the summer season in the Southern Hemisphere, our brands have increased deployment to South America and Australia during the Northern Hemisphere winter months.

Passengers and Capacity

Selected statistical information is shown in the following table (see Description of Certain Line Items and Selected Operational and Financial Metrics under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, for definitions). (Amounts include Pullmantur effective January 1, 2007):

	Year Ended December 31,
	2010	2009	2008	2007	2006
Passengers Carried	4,585,920	3,970,278	4,017,554	3,905,384	3,600,807
Passenger Cruise Days	32,251,217	28,503,046	27,657,578	26,594,515	23,849,606
Available Passenger Cruise Days (APCD)	30,911,073	27,821,224	26,463,637	25,155,768	22,392,478
Occupancy	104.3%	102.5%	104.5%	105.7%	106.5%

Cruise Pricing

Our cruise ticket prices include accommodations and a wide variety of activities and amenities, including meals and entertainment. Prices vary depending on the destination, cruise length, stateroom category selected and the time of year the cruise takes place. Although we grant credit terms to certain travel agencies and tour operators outside of the United States, our payment terms generally require an upfront deposit to confirm a reservation with the balance due prior to the sailing. During the selling period of a cruise, we continually monitor and adjust our cruise ticket prices for available guest staterooms based on demand, with the objective of maximizing net yields. Historically, we have opened cruises for sale at least one year in advance and often as much as two years in advance. Additionally, we offer air transportation as a service for guests that elect to utilize our transportation program. Our air transportation program is available in major cities around the world and prices vary by gateway and destination. Generally, air tickets are sold to guests at prices close to cost. Passenger ticket revenues accounted for 72.7%, 71.4% and 72.4% of total revenues in 2010, 2009 and 2008, respectively.

From time to time, we have introduced temporary fuel supplements to partially offset a portion of fuel costs, which result in an additional fee being charged to the guests. While none of our brands are currently charging fuel supplements, we reserve the right to reinstate our fuel supplements in one or more of our brands and will continue to monitor our markets and review our position based upon the appropriate facts and circumstances.

Onboard Activities and Other Revenues

Our cruise brands offer modern fleets with a wide array of onboard services, amenities and activities which vary by brand and ship including swimming pools, sun decks, lawn decks, spa facilities (which include massage and exercise facilities), beauty salons, bungee jumping trampolines, boxing rings, gaming facilities, lounges, bars, a wide variety of dining options and venues, Las Vegas-style entertainment, hot glass shows, retail shopping, libraries, dedicated recreational areas for youth of all ages, cinemas, conference centers, internet services & cafes and shore excursions at each port of call. While many onboard activities are included in the base price of a cruise, we realize additional revenues from, among other things, gaming, the sale of alcoholic and other beverages, gift shop items, shore excursions, photography, spa/salon and fitness services, art auctions and a wide variety of specialty restaurants and dining options. A flexible dining option, “My Time Dining” and “Celebrity Select Dining”, allows guests for Royal Caribbean International and Celebrity Cruises, respectively, to choose when they dine in the main dining room onboard, on a day-by-day basis, which includes the industry’s first pre-cruise day-by-day flexible dining reservation system. Royal Caribbean International, Celebrity Cruises and Azamara Club Cruises offer enhanced functionality on their respective internet sites for selecting shore excursions, specialty dining and amenities, including spa appointments and beverage packages for Royal Caribbean International and Celebrity Cruises prior to embarkation. Royal Caribbean International and Celebrity Cruises also offer a catalogue gift service, which is now offered via the internet to provide travel agents and others the opportunity to purchase gifts for guests.

In conjunction with our cruise vacations, we offer pre- and post-cruise hotel packages to our Royal Caribbean International, Celebrity Cruises and Azamara Club Cruises guests. We also offer these guests escorted, premium land-tour vacation packages in Alaska, Asia, Australia, the Canadian Rockies, Europe, New Zealand and Latin America

through our cruise-tour operations, Royal Celebrity Tours. Pullmantur also offers land-based travel packages to Spanish and European vacation travelers including hotels and flights to Caribbean resorts and sells land based tour packages to Europe aimed at Latin American guests. In addition, we sell cruise vacation protection coverage, which provides guests with coverage for trip cancellation, medical protection and baggage protection. Onboard and other revenues accounted for 27.3%, 28.6% and 27.6% of total revenues in 2010, 2009 and 2008, respectively.

Segment Reporting

We operate five wholly-owned cruise brands, Royal Caribbean International, Celebrity Cruises, Pullmantur, Azamara Club Cruises and CDF Croisières de France. The brands have been aggregated as a single reportable segment based on the similarity of their economic characteristics, types of customers, regulatory environment, maintenance requirements, supporting systems and processes as well as products and services provided. Our Chairman and Chief Executive Officer has been identified as the chief operating decision-maker and all significant operating decisions including the allocation of resources are based upon the analyses of the Company as one segment. (For financial information see Item 8. Financial Statements and Supplementary Data.)

Employees

As of December 31, 2010, we employed approximately 5,200 full-time and 850 part-time employees worldwide in our shoreside operations. We also employed approximately 52,000 shipboard employees. As of December 31, 2010, approximately 80% of our shipboard employees were covered by collective bargaining agreements. Based on employee survey results, we believe our employees’ satisfaction level with our organization is strong.

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

We maintain liability protection and indemnity insurance for each of our ships through either the United Kingdom Mutual Steam Ship Assurance Association (Bermuda) Limited, the Steamship Mutual Underwriting Association (Bermuda) Limited or the Assuranceforeningen SKULD (Gjensidig). Our protection and indemnity liability insurance is done on a mutual basis and we are subject to additional premium calls in amounts based on claim records of all members of the mutual protection and indemnity association. We are also subject to additional premium calls based on investment shortfalls experienced by the insurer.

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

Trademarks

We own a number of registered trademarks related to the Royal Caribbean International, Celebrity Cruises, Azamara Club Cruises, Pullmantur and CDF Croisières de France cruise brands. The registered trademarks include the name “Royal Caribbean” and its crown and anchor logo, the name “Celebrity Cruises” and its “X” logo, the name “Azamara Club Cruises” and its logo, the names “Pullmantur Cruises” and “Pullmantur” and their logos, the name “CDF Croisières de France” and its logo, and the names of various cruise ships. We believe our trademarks are widely recognized throughout the world and have considerable value.

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

We believe that we are in material compliance with all the regulations applicable to our ships and that we have all licenses necessary to conduct our business. Health, safety, security, environmental and financial responsibility issues are, and we believe will continue to be, an area of focus by the relevant government authorities in the United States and internationally. From time to time, various regulatory and legislative changes may be proposed that could impact our operations and subject us to increasing compliance costs in the future.

Safety Regulations

Our ships are required to comply with international safety standards defined in the International Convention for Safety of Life at Sea (“SOLAS”), which among other things, establishes requirements for ship design, structural features, materials, construction, life saving equipment and safe management and operation of ships to ensure guest and crew safety. The SOLAS standards are revised from time to time and the most recent modifications were phased in through 2010. Compliance with these modified standards did not a have a material effect on our operating costs. SOLAS incorporates the International Safety Management Code (“ISM Code”), which provides an international standard for the safe management and operation of ships and for pollution prevention. The ISM Code is mandatory for passenger vessel operators. All of our operations and ships are regularly audited by national authorities and maintain the required certificates of compliance with the ISM Code.

In July 2010, the U.S. adopted the Cruise Vessel Security and Safety Act of 2010, which applies to passenger vessels which embark or include port stops within the United States. This act requires the implementation of certain safety design features as well the establishment of practices for the reporting of and dealing with allegations of crime. We do not expect that compliance with these provisions will require any material expenditures or materially increase our operating costs.

Security Regulations

Our ships are subject to various security requirements, including the International Ship and Port Facility Security Code (“ISPS Code”), which is part of SOLAS, and the U.S. Maritime Transportation Security Act of 2002 (“MTSA”), which applies to ships that operate in U.S. ports. In order to satisfy these security requirements, we implement security measures, conduct vessel security assessments, and develop security plans. The security plans for all of our ships have been submitted to and approved by the respective countries of registry for our ships in compliance with the ISPS Code and the MTSA.

Environmental Regulations

We are subject to various United States and international laws and regulations relating to environmental protection. Under such laws and regulations, we are prohibited from, among other things, discharging certain materials, such as petrochemicals and plastics, into the waterways. We have made, and will continue to make, capital and other expenditures to comply with environmental laws and regulations. From time to time, environmental and other regulators consider more stringent regulations, which may affect our operations and increase our compliance costs. We believe that the impact of cruise ships on the global environment will continue to be an area of focus by the relevant authorities throughout the world and, accordingly, will likely subject us to increasing compliance costs in the future.

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

On January 1, 2010, a European Union directive regarding the use of low sulfur fuels for ships became effective. The directive places a 0.1% sulfur content limit on all marine fuels used by such ships while berthed or anchored in European Union ports. Compliance with this directive requires us to use distillate fuels such as marine gas oil. This has not had a material effect on our fuel and operating costs.

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

The MARPOL Regulations also establish special Emission Control Areas (“ECAs”) with stringent limitations on sulfur and nitrogen oxide emissions in these areas. As of July 1, 2010, ships operating in designated ECAs were required to reduce their fuel sulfur content from 1.5% to 1.0%. Under these regulations, ships operating in ECAs will be required to further reduce their fuel sulfur content to 0.1% beginning on January 1, 2015.

As of the date of this report, both the Baltic Sea and the North Sea/English Channel have been established as ECAs. During 2010, the IMO accepted and adopted the application by the United States, France and Canada to designate as an ECA waters within 200 nautical miles of their east, west and gulf coasts, as applicable, as well as the Hawaiian Islands, but excluding certain areas within the Caribbean Basin such as the Bahamas, the Canadian Arctic, Western Alaska and the Aleutian Islands. This designation will be effective as of August 1, 2012. In addition, the United States has applied to designate the waters surrounding Puerto Rico and the US Virgin Islands as an ECA. This request was approved by the IMO at the Marine Environment Protection Committee in September 2010. If adopted, this ECA would likely come into effect during the summer of 2013.

As of the date hereof, the required sulfur content reductions in the existing ECAs has not had a material impact on our operations and we do not expect the initial required sulfur content reductions in either the United States and Canadian ECA or the proposed Puerto Rico/US Virgin Islands ECA will have a material effect on our fuel and operating costs. However, the additional reduction to 0.1% as of January 1, 2015 could significantly increase our costs after this date based on current capacities, fuel prices, itineraries and technologies. The cost impact from implementing progressively lower sulfur content requirements after January 1, 2015 is not reasonably determinable given the length of time until such possible implementation and the applicability of many possible mitigating factors, such as changes in the future supply and demand for fuel, the development of emissions abatement technologies, including new engine designs or exhaust gas treatment systems, the cost migration effects of equivalent compliance initiatives and new fuel conservation initiatives.

We are required to obtain certificates from the United States Coast Guard relating to our ability to satisfy liability in cases of water pollution. Pursuant to United States Coast Guard regulations, we arrange through our insurers for the provision of guarantees aggregating $347.2 million as a condition to obtaining the required certificates.

Labor Regulations

The International Labour Organization, an agency of the United Nations that develops worldwide employment standards, has adopted a new Consolidated Maritime Labour Convention (the “Convention”). The Convention, which will be effective one year following ratification by at least 30 countries representing at least 33% of the world gross tonnage, reflects standards and conditions to govern all aspects of crew management for ships in international commerce, including additional requirements relating to the health, safety and status of crewmembers not previously in effect. The Convention is expected to be ratified sometime in 2011, in which case it would enter into force in 2012. Our expenses will likely increase following its effectiveness; however, the amount of the increase is not reasonably determinable pending the enactment of legislation to implement new standards outlined in the Convention by the enacting countries.

Consumer Financial Responsibility Regulations

We are required to obtain certificates from the United States Federal Maritime Commission relating to our ability to satisfy liability in cases of non-performance of obligations to guests, as well as casualty and personal injury. Pursuant to the United States Federal Maritime Commission regulations, we arrange through our insurers for the provision of guarantees aggregating $30.0 million for our ship-operating companies as a condition to obtaining the required certificates. In December 2009, the United States Federal Maritime Commission issued an inquiry to solicit information concerning the benefits and burdens of the financial responsibility regulations which could result in enactment of revisions to the regulations that could significantly increase the amount of our bonds and accordingly increase our costs of compliance.

We are also required by the United Kingdom and other jurisdictions to establish our financial responsibility for any liability resulting from the non-performance of our obligations to guests from these jurisdictions. In the United Kingdom, we are currently required by the Association of British Travel Agents to provide performance bonds totaling approximately £30.5 million. We are also required to pay to the United Kingdom Civil Aviation Authority a non-refundable levy of £2.50 per guest where we arrange a flight as part of the cruise vacation.

Regulations Regarding Protection of Disabled Persons

In 2010, the United States Department of Transportation issued regulations (the “New ADA Regulations”) addressing various issues applicable to passenger vessels under the American with Disabilities Act (the “ADA”). Part I of the New ADA Regulations, which include required reservation policies for disabled guests and requirements for aids and services to disabled passengers, became effective starting in January 2011. We are in compliance with Part I of the New ADA Regulations and did not make any material expenditures to comply. Part II, when issued, is expected to address physical accessibility standards. While we believe our vessels have been designed and outfitted to meet the needs of our disabled guests, we cannot at this time accurately predict whether we will be required to make material modifications or incur significant additional expenses in response to Part II of the New ADA Regulations.

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

United Kingdom Income Tax

The Brilliance of the Seas is operated by a company that is strategically and commercially managed in the United Kingdom, which has elected to be subject to the United Kingdom tonnage tax regime (“U.K. tonnage tax”). Commencing in 2011, to facilitate our growth strategy, an additional eleven ships from our fleet will be operated by a newly created company that is strategically and commercially managed in the United Kingdom and will also elect to be subject to the U.K. tonnage tax regime.

Companies subject to U.K. tonnage tax pay a corporate tax on a notional profit determined with reference to the net tonnage of qualifying vessels. Normal United Kingdom corporate income tax is not chargeable on the relevant shipping profits of a qualifying U.K. tonnage tax company. The requirements for a company to qualify for the U.K. tonnage tax regime include being subject to United Kingdom corporate income tax, operating qualifying ships, which are strategically and commercially managed in the United Kingdom, and fulfilling a seafarer training requirement. Failure to meet any of these requirements could cause us to lose the benefit of the tonnage tax regime which will have a material effect on our results of operations.

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

Executive Officers of the Company

As of February 24, 2011, our executive officers are:

Name	Age	Position
Richard D. Fain	63	Chairman, Chief Executive Officer and Director
Adam M. Goldstein	51	President and Chief Executive Officer, Royal Caribbean International
Daniel J. Hanrahan	53	President and Chief Executive Officer, Celebrity Cruises
Gonzalo Chico Barbier	50	President and Chief Executive Officer, Pullmantur
Lawrence Pimentel	59	President and Chief Executive Officer, Azamara Club Cruises
Brian J. Rice	52	Executive Vice President and Chief Financial Officer
Harri U. Kulovaara	58	Executive Vice President, Maritime
Michael W. Bayley	52	Executive Vice President, International

Richard D. Fain has served as a director since 1979 and as our Chairman and Chief Executive Officer since 1988. Mr. Fain has been involved in the shipping industry for over 30 years.

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

Michael W. Bayley has served as Executive Vice President, International since May 2010. In this capacity, he is responsible for the international sales, marketing and other international business operations for Royal Caribbean International, Celebrity Cruises and Azamara Club Cruises. Mr. Bayley has been employed by Royal Caribbean for over 29 years, serving in a number of roles including, most recently, as Senior Vice President, International. During his tenure with us, Mr. Bayley has also served as Senior Vice President, Hotel Operations for Royal Caribbean International where he oversaw worldwide hotel operations and onboard revenue as well as Chairman and Managing Director of Island Cruises.

Item 1A. Risk Factors

The risk factors set forth below and elsewhere in this Annual Report on Form 10-K are important factors that could cause actual results to differ from expected or historical results. It is not possible to predict or identify all such risks. The risks described below are only those known risks relating to our operations and financial condition that we consider material. There may be additional risks that we consider not to be material, or which are not known, and any of these risks could have the effects set forth below. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a cautionary note regarding forward-looking statements.

Adverse worldwide economic conditions could reduce the demand for cruises and adversely impact our operating results, cash flows and financial condition.

The demand for cruises is affected by international, national and local economic and business conditions and is sensitive to reductions in discretionary consumer spending. The recent severe economic downturn coupled with continued negative economic indicators, including high unemployment rates, the volatility in the price of fuel and declines in the securities, real estate and other markets, has had an adverse effect on vacationers’ discretionary income and consumer confidence. This, in turn, has resulted in cruise booking slowdowns, decreased cruise prices and lower onboard revenues for us and for the others in the cruise industry. Although the cruise industry began to recover in 2010, we cannot predict with any certainty whether demand for cruises will continue to improve or the rate of such improvement. Stagnant or worsening global economic conditions could result in a prolonged period of booking slowdowns, depressed cruise prices and reduced onboard revenues. This could adversely impact our operating results, cash flows and financial condition including the impairment of the value of our ships, goodwill and other assets.

We may not be able to obtain sufficient financing or capital for our needs or may not be able to do so on terms that are acceptable or consistent with our expectations.

To fund our capital expenditures and scheduled debt payments, we have historically relied on a combination of cash flows provided by operations, drawdowns under available credit facilities, the incurrence of additional indebtedness and the sale of equity or debt securities in private or public securities markets. The decrease in consumer cruise spending as a result of the recent severe economic downturn had an adverse impact on our cash flows from operations and if the current economic conditions worsen our operational cash flows could continue to be negatively affected. See “–Adverse worldwide economic conditions could reduce the demand for cruises and adversely impact our operating results, cash flows and financial condition.”

Although we believe we have or can access sufficient liquidity to fund our operations and obligations as expected, there can be no assurances to that effect. Our ability to timely refinance and/or replace our credit facilities on acceptable terms and our ability to access additional funding, as may be needed, will depend upon continued and sustained improvements in the financial markets as well as our financial results and credit ratings and the performance of our industry in general. In addition, our ability to make draws under our revolving credit facilities is subject to the absence of any material adverse changes in our business.

Our inability to satisfy the covenants required by our credit facilities would adversely impact our liquidity.

Our debt agreements contain covenants, including covenants restricting our ability to take certain actions and financial covenants that require us to maintain minimum net worth and fixed charge coverage ratios and limit our net debt-to-capital ratio. Our ability to comply with the terms of our outstanding facilities may be affected by general economic conditions, industry conditions and other events, some of which may be beyond our control. Our failure to comply with the terms of our debt facilities could result in an event of default. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due and/or terminated. We cannot provide assurances that we would have sufficient liquidity to repay or refinance the borrowings under any of the credit facilities or settle our outstanding derivative contracts if such amounts were accelerated upon an event of default.

In addition, we have agreements with a number of credit card companies and processors that accept credit cards for the sale of cruises and other services. Under certain of these agreements, the credit card processor may hold back a reserve from our credit card receivables following the occurrence of certain events, including a default under our major credit facilities. As of December 31, 2010, we were not required to maintain any reserve under such agreements. If circumstances were to occur that would allow a credit card processor to require us to maintain a reserve, our liquidity would be negatively impacted.

The impact of disruptions in the global financial markets may affect the ability of our counterparties and others to perform their obligations to us.

The recent severe economic downturn, including failures of financial service companies and the related liquidity crisis, disrupted the capital and credit markets. A recurrence of these disruptions could cause our counterparties and others to breach their obligations to us under our contracts with them. This could include failures of banks or other financial service companies to fund required borrowings under our loan agreements or to pay us amounts that may become due under our derivative contracts for hedging of fuel prices, interest rates and foreign currencies or other agreements. If this occurs it may have a negative impact on our cash flows including our ability to meet our obligations, results of operations and financial condition.

The increase in capacity resulting from delivery of newbuilds currently on order within the cruise industry could further adversely impact the demand for cruises or cruise pricing.

A total of 20 new ships are on order for delivery through 2014 in the cruise industry, two of which are ours. The further growth in capacity from these new ships, without an increase in the cruise industry’s share of the vacation market, could depress cruise prices and compound our ability to achieve yield improvement.

If we are unable to appropriately balance our cost management strategy with our goal of satisfying guest expectations it may adversely impact our business success.

Our goals are to provide high quality products and deliver high quality services. There can be no assurances that we can successfully balance these goals with our cost containment strategy.

We may lose business to competitors throughout the vacation market.

We operate in the vacation market and cruising is one of many alternatives for people choosing a vacation. We therefore risk losing business not only to other cruise lines, but also to other vacation operators, which provide other leisure options including hotels, resorts and package holidays and tours.

We face significant competition from other cruise lines on the basis of cruise pricing, travel agent preference and also in terms of the nature of ships and services we offer to guests. Our principal competitors within the cruise vacation industry include Carnival Corporation & plc, which owns, among others, Aida Cruises, Carnival Cruise Lines, Costa Cruises, Cunard Line, Holland America Line, Iberocruceros, P&O Cruises and Princess Cruises; Disney Cruise Line; MSC Cruises; Norwegian Cruise Line and Oceania Cruises.

In the event that we do not compete effectively with other vacation alternatives and cruise companies, our results of operations and financial position could be adversely affected.

Fears of terrorist and pirate attacks, war, and other hostilities and the spread of contagious diseases could have a negative impact on our results of operations.

Events such as terrorist and pirate attacks, war, and other hostilities and the resulting political instability, travel restrictions, the spread of contagious diseases and concerns over safety, health and security aspects of traveling or the fear of any of the foregoing have had, and could have in the future, a significant adverse impact on demand and pricing in the travel and vacation industry. These events could also impact our ability to source qualified crew from throughout the world at competitive costs and, therefore, increase our shipboard employee costs.

Incidents or adverse publicity concerning the cruise vacation industry, unusual weather conditions and other natural disasters or disruptions could affect our reputation and harm our future sales and results of operations.

The operation of cruise ships involves the risk of accidents, illnesses and other incidents which may bring into question guest safety, health, security and vacation satisfaction and create a perception that cruising is more dangerous than other vacation alternatives. Incidents involving cruise ships, and, in particular our cruise ships, adverse media publicity concerning the cruise vacation industry or unusual weather patterns or natural disasters or disruptions, such as hurricanes and earthquakes, could impact demand for our cruises. In addition, any events which impact the travel industry more generally may negatively impact our ability to deliver guests to our cruises and/or interrupt our ability to obtain services and goods from key vendors in our supply chain. Any of the foregoing could have an adverse impact on our results of operations and on future industry performance.

Environmental, labor, health and safety, financial responsibility and other maritime regulations could affect operations and increase operating costs.

The United States and various state and foreign government or regulatory agencies have enacted or are considering new environmental regulations or policies, such as requiring the use of low sulfur fuels, increasing fuel efficiency requirements or further restricting emissions that could increase our cost for fuel and adversely impact the cruise vacation industry. See “Item 1. Business — Regulation —Environmental Regulations.” An increase in fuel prices not only impacts our fuel costs, but also some of our other expenses, such as crew travel, freight and commodity prices. In addition, initiatives to limit greenhouse gas emissions have been introduced or are being considered in several European countries, and, beginning in January 2011, the U.S. Environmental Protection Agency began regulating the carbon emissions of companies operating in the United States. Although not all initiatives are likely to be implemented, it is apparent that future legislation and regulations related to climate change could impact the cruise industry and adversely impact our costs. Some environmental groups have also lobbied for more stringent regulation of cruise ships and have generated negative publicity about the cruise vacation industry and its environmental impact.

With regards to labor, we anticipate that the new standards set forth in the Maritime Labour Convention when ratified and effective (which we currently believe may occur in 2011 and 2012, respectively) will likely result in increased costs associated with our onboard employees. See “Item 1. Business —Regulation —Labor Regulations.” While we have been actively seeking ways to mitigate the potential impact on our business, there can be no assurances that our efforts will be successful or that our financial results of operations will not be materially impacted.

In addition, we are subject to various international, national, state and local laws, regulations and treaties that govern, among other things, safety standards applicable to our ships, treatment of disabled persons, health and sanitary standards applicable to our guests, security standards on board our ships and at the ship/port interface areas, and financial responsibilities to our guests. These issues are, and we believe will continue to be, an area of focus by the relevant authorities throughout the world. This could result in the enactment of more stringent regulation of cruise ships that would subject us to increasing compliance costs in the future.

Conducting business internationally may result in increased costs and other risks.

We operate our business internationally and plan to continue to develop our international presence. Operating internationally exposes us to a number of risks, including unstable local economic conditions. Certain countries have been more severely impacted by the recent economic downturn than other economies around the world where we do business including, for example, Spain where we operate our Pullmantur brand. Other risks attendant to operating internationally include volatile local political conditions, potential increases in duties and taxes, changes in laws and policies affecting cruising, vacation or maritime businesses or governing the operations of foreign-based companies, currency fluctuations, interest rate movements, imposition of trade barriers and restrictions on repatriation of earnings. If we are unable to address these risks adequately, our financial position and results of operations could be adversely affected, including the impairment of the value of our ships, goodwill and other assets.

Operating internationally exposes us to numerous and sometimes conflicting legal and regulatory requirements. In many parts of the world, including countries in which we operate, practices in the local business communities might not conform to international business standards. We may not be successful in ensuring that our employees and other representatives stationed throughout the world properly adhere to our policies or applicable laws or regulations. Failure to adhere to our policies or applicable laws or regulations could result in penalties, sanctions, damage to our reputation and related costs which in turn could negatively affect our results of operations and cash flow.

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

Ship construction, repair or refurbishment delays or mechanical faults may result in cancellation of cruises or unscheduled drydocks and repairs and thus adversely affect our results of operations.

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

Shipyards and their subcontractors may experience financial difficulties which could cause or result in delay, ship cancellations or increases in shipbuilding costs that could adversely affect our results of operations.

We rely on shipyards to construct, repair and refurbish our vessels. Financial difficulties, liquidations or closures suffered by these shipyards and/or their subcontractors may impact the timely delivery or costs of new ships or the ability of shipyards to repair and refurbish our existing fleet in accordance with our needs or expectations. Delivery delays and cancelled deliveries can adversely affect our results of operations, as can any constraints on our ability to repair and maintain our ships on a timely basis.

Our operating costs, especially fuel expenditures, could increase due to market forces and economic or geo- political factors beyond our control.

Expenditures for fuel represent a significant cost of operating our business. If fuel prices rise significantly in a short period of time, we may be unable to increase fares or other fees sufficiently to offset fully our increased fuel costs. We routinely hedge a portion of our future fuel requirements to protect against rising fuel costs. However, there can be no assurance that our hedge contracts will provide a sufficient level of protection against increased fuel costs or that our counterparties will be able to perform under our hedge contracts, such as in the case of a counterparty’s bankruptcy. Further volatility in fuel prices or disruptions in fuel supplies could have a material adverse effect on our results of operations, financial condition and liquidity.

Our other operating costs, including food, payroll, airfare for our shipboard personnel, taxes, insurance and security costs are all subject to increases due to market forces and economic or political conditions or other factors beyond our control. Increases in these operating costs could adversely affect our profitability.

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

Price increases for commercial airline service for our guests or major changes or reduction in commercial airline service could adversely impact the demand for cruises and undermine our ability to provide reasonably priced vacation packages to our guests.

Many of our guests depend on scheduled commercial airline services to transport them to or from the ports where our cruises embark or disembark. Increases in the price of airfare would increase the overall price of the cruise vacation to our guests which may adversely impact demand for our cruises. In addition, changes in the availability of commercial airline services could adversely affect our guest’s ability to obtain airfare as well as our ability to fly our guests to or from our cruise ships which could adversely affect our results of operations.

Our reliance on travel agencies to sell and market our cruises exposes us to certain risks which, if realized, could adversely impact our business.

Because we rely on travel agencies to generate the majority of bookings for our ships, we must ensure that our commission rates and incentive structures remain competitive. If we fail to offer competitive compensation packages, these agencies may be incentivized to sell cruises offered by our competitors to our detriment, which could adversely impact our operating results. In addition, the travel agent industry is sensitive to economic conditions that impact discretionary income. Significant disruptions or contractions in the industry could reduce the number of travel agencies available for us to market and sell our cruises, which could have an adverse impact on our financial condition and results of operations.

A disruption in our shoreside business may adversely affect our results of operations.

Our principal executive office and shoreside operations are located at the Port of Miami, Florida and we have call centers for reservations throughout the world. Although we have developed disaster recovery and similar contingency plans, actual or threatened natural disasters (e.g. hurricanes, earthquakes, tornados, fires, floods), substantial or repeated information systems failures, computer viruses and hackers or similar events in these locations may have a material impact to our business continuity and results of operations. Further, we do not carry business interruption insurance for the majority of our shoreside operations. As such, any losses or damages incurred by us could have an adverse impact on our results of operations.

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

The loss of key personnel, our inability to recruit or retain qualified personnel or disruptions among our shipboard personnel due to strained employee relations could adversely affect our results of operations.

Our success depends, in large part, on the skills and contributions of key executives and other employees, and on our ability to recruit and retain high quality employees. We must continue to recruit, retain and motivate management and other employees sufficient to maintain our current business and support our projected growth. Furthermore, as of December 31, 2010, 80% of our shipboard employees were covered by collective bargaining agreements. A dispute under our collective bargaining agreements could result in a work stoppage of those employees covered by the agreements. A loss of key employees or disruptions among our shipboard personnel could adversely affect our results of operations.

Business activities that involve our co-investment with third parties may subject us to additional risks.

Partnerships, joint ventures, and other business structures involving our co-investment with third parties, such as our joint venture to operate TUI Cruises, generally include some form of shared control over the operations of the business and create additional risks, including the possibility that other investors in such ventures could become bankrupt or otherwise lack the financial resources to meet their obligations, or could have or develop business interests, policies or objectives that are inconsistent with ours. In addition, actions by another investor may present additional risks of operational difficulties.

We may not realize the intended benefits of our technological investments.

As part of our strategic focus, we intend to invest resources into technology that will be complementary to our business. Technology development can require a significant amount of management time and financial resources and is subject to integration and implementation challenges, rapid change, short life cycles and obsolescence. There can be no assurances that the resources we invest will be sufficient to materially improve the guest experience or customer satisfaction with our company. Accordingly, there can be no assurances that these investments will generate positive returns.

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

The provisions of Section 883 are subject to change at any time by legislation. Moreover, changes could occur in the future with respect to the identity, residence or holdings of our direct or indirect shareholders, or relevant foreign tax laws, that could affect our eligibility for the Section 883 exemption. Accordingly, there can be no assurance that we will continue to be exempt from United States income tax on United States source shipping income in the future. If we were not entitled to the benefit of Section 883, we and our subsidiaries would be subject to United States taxation on a portion of the income derived from or incidental to the international operation of our ships, which would reduce our net income. See “Item 1. Business —Taxation of the Company” for a discussion of such taxation in the absence of an exemption under Section 883.

As part of our growth strategy, we have recently expanded our presence within the U.K. tonnage tax regime and maintained our participation in various other international tonnage tax regimes. See “Item 1. Business —Taxation of the Company.” To the extent the tonnage tax laws change or we do not continue to meet the applicable requirements, we may be required to pay higher income tax in these jurisdictions, resulting in lower net income.

As budgetary constraints continue to adversely impact the jurisdictions in which we operate, increases in income tax regulations affecting our operations may be imposed.

We are controlled by principal shareholders that have the power to determine our policies, management and actions requiring shareholder approval.

As of February 14, 2011, A. Wilhelmsen AS., a Norwegian corporation indirectly owned by members of the Wilhelmsen family of Norway, owned approximately 19.4% of our common stock and Cruise Associates, a Bahamian general partnership indirectly owned by various trusts primarily for the benefit of certain members of the Pritzker family and a trust primarily for the benefit of certain members of the Ofer family, owned approximately 15.4% of our common stock. A significant sale of shares by A. Wilhelmsen AS. or Cruise Associates, or a perception that either may sell a material amount of shares, could cause a drop in our share prices.

A. Wilhelmsen AS. and Cruise Associates are parties to a shareholders’ agreement which provides that they will each vote their shares for the election of four nominees of A. Wilhelmsen AS., four nominees of Cruise Associates and our Chief Executive Officer. Our Articles of Incorporation require that during the term of the shareholders agreement the approval of at least one director affiliated with A. Wilhelmsen AS. and one director affiliated with Cruise Associates is required for certain corporate actions. As such, A. Wilhelmsen AS and Cruise Associates or either of them have the power to determine, among other things, certain of our policies, the persons who will be our officers, and actions requiring shareholder approval.

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

Provisions of our Articles of Incorporation, Bylaws and Liberian law could inhibit others from acquiring us, prevent a change of control, and may prevent efforts by our shareholders to change our management.

Certain provisions of our Articles of Incorporation and Bylaws and Liberian law may inhibit third parties from effectuating a change of control of the Company without Board approval which could result in the entrenchment of current management. These include provisions in our Articles of Incorporation that prevent third parties, other than A. Wilhelmsen AS. and Cruise Associates, from acquiring beneficial ownership of more than 4.9% of our outstanding shares without the consent of our Board of Directors.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Information about our cruise ships, including their size and primary areas of operation, may be found within the Operating Strategies - Fleet Development and Maintenance section and the Operations - Cruise Ships and Itineraries section in Item 1. Business. Information regarding our cruise ships under construction, estimated expenditures and financing may be found within the Future Capital Commitments and Funding Sources sections of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•

Our principal executive office and shoreside operations are located at the Port of Miami, Florida where we lease three office buildings totaling approximately 361,800 square feet from Miami-Dade County, Florida, under long-term leases with current terms expiring in various years on and after 2015. We also lease a number of international offices throughout Europe, Asia, South America and Australia to administer our brand operations internationally.

We lease an office building in Springfield, Oregon totaling approximately 163,000 square feet, which is used as a call center for reservations. In addition, we own an office building totaling approximately 23,000 square feet and lease an office building totaling approximately 72,000 square feet in Wichita, Kansas, which are used as call centers for reservations and customer service. We lease two buildings in Miramar, Florida totaling approximately 178,000 square feet. One building is used primarily as additional office space and the other building is used as a call center for reservations. We also lease our logistics center in Weston, Florida totaling approximately 267,000 square feet.

We believe that our facilities are adequate for our current needs and that we are capable of obtaining additional facilities as necessary.

We also operate two private destinations which we utilize as a port-of-call on certain of our itineraries: (i) an island we own in the Bahamas which we call CocoCay; and (ii)  Labadee, a secluded peninsula which we lease and is located on the north coast of Haiti.

Item 3. Legal Proceedings

We commenced an action in June 2010 in the United States District Court for Puerto Rico seeking a declaratory judgment that Puerto Rico’s distributorship laws do not apply to our relationship with an international representative located in Puerto Rico. In September 2010, that international representative filed a number of counterclaims against Royal Caribbean Cruises Ltd. and Celebrity Cruises Inc. alleging violations of Puerto Rico’s distributorship laws, bad faith breach of contract, tortious interference with contract, violations of various federal and state antitrust and unfair competition laws. The international representative is seeking in excess of $40.0 million on each of these counterclaims together with treble damages in the amount of $120.0 million on several of the counterclaims as well as injunctive relief and declaratory judgment. We believe that the claims made against us are without merit and we intend to vigorously defend ourselves against them.

In September 2010, the United States District Court for the Western District of Washington denied motions seeking permission by the Court to rename Royal Caribbean Cruises Ltd., Celebrity Cruises Inc. and other cruise lines as defendants in five actions, one of which is a pending class action, being brought against Park West Galleries, Inc., doing business as Park West Gallery, PWG Florida, Inc., Fine Art Sales, Inc., Vista Fine Art LLC, doing business as Park West At Sea (together, “Park West”), and other named and unnamed parties. Royal Caribbean Cruises Ltd. and Celebrity Cruises Inc. had previously been dismissed from these actions on the basis that the claims against them were not timely filed and/or properly pled. The actions are being brought on behalf of purchasers of artwork at shipboard art auctions conducted by Park West on the named cruise lines alleging that the artwork Park West sells is not what it represents to its customers and that Royal Caribbean Cruises Ltd., Celebrity Cruises Inc. and other named cruise lines are complicit in the activities of Park West, including engaging in a conspiracy with Park West in violation of the Racketeer Influenced and

Corrupt Organizations Act (“RICO”), and are being enriched unjustly from the sale of the artwork. The actions seek refund and restitution of all monies acquired from the sale of artwork at shipboard auctions, recovery for the amount of payments for the purchased artwork, damages on the RICO claims in an indeterminate amount, and other permitted statutory damages and equitable relief. We will vigorously oppose any attempt by plaintiffs to rename either Royal Caribbean Cruises Ltd. or Celebrity Cruises Inc. as defendants and, if we are so renamed, we believe we have meritorious defenses to the claims against us which we will vigorously pursue. Under the current facts and circumstances, we no longer consider this matter to be a material proceeding.

Commencing in September 2009 and through August 2010 demands for arbitration were made under our collective bargaining agreement covering Celebrity Cruises’ crewmembers on behalf of twenty nine current and/or former Celebrity Cruises’ cabin stewards and others similarly situated. These demands, all brought by the same counsel, contend that between 2001 and 2005 Celebrity Cruises improperly required the named cabin stewards to share guest gratuities with assistant cabin stewards. The demands seek payment of damages, including penalty wages, under the U.S. Seaman’s Wage Act of approximately $0.6 million for the named crewmembers and estimates damages in excess of $200.0 million, for the entire class of other similarly situated crewmembers. In the fourth quarter of 2010, all but five of the demands were dismissed for failure to file the claims timely and the other five are pending determination. Counsel has brought an action in the United States District Court for the Southern District of Florida seeking to overturn these arbitration awards, and is also appealing the dismissal of a similar action brought in October 2009 on behalf of ten crew members and others similarly situated in the United States District Court for the Southern District of Florida making the same contentions and seeking the same damages as the arbitration demands. We believe we have meritorious defenses to the pending arbitration demands and actions which we intend to vigorously pursue. Under the current facts and circumstances, we no longer consider this matter to be a material proceeding.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the New York Stock Exchange (“NYSE”) and the Oslo Stock Exchange (“OSE”) under the symbol “RCL”. The table below sets forth the high and low sales prices of our common stock as reported by the NYSE and the OSE for the two most recent years by quarter:

	NYSE Common Stock		OSE Common Stock(1)
	High	Low	High	Low
2010
Fourth Quarter	$47.83	$30.87	284.70	180.50
Third Quarter	32.73	21.97	197.00	142.00
Second Quarter	38.12	22.55	225.50	146.50
First Quarter	33.93	24.14	205.10	142.00
2009
Fourth Quarter	$27.39	$18.95	157.60	110.00
Third Quarter	25.02	11.80	145.50	78.75
Second Quarter	17.88	7.75	115.00	52.25
First Quarter	15.50	5.40	106.50	37.00

(1)	Denominated in Norwegian kroner, as listed in the price history database available at www.oslobors.no.

Holders

As of February 14, 2011 there were 1,195 record holders of our common stock. Since certain of our shares are held by brokers and other institutions on behalf of shareholders, the foregoing number is not representative of the number of beneficial owners.

Dividends

We did not declare cash dividends in 2010 or 2009. Commencing in the fourth quarter 2008, our Board of Directors discontinued the issuance of quarterly dividends.

Holders of our common stock have an equal right to share in our profits in the form of dividends when and if declared by our Board of Directors out of funds legally available therefore. Holders of our common stock have no rights to any sinking fund.

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

Performance Graph

The following graph compares the total return, assuming reinvestment of dividends, on an investment in the Company, based on performance of the Company’s common stock with the performance of the Standard & Poor’s 500 Composite Stock Index and the Dow Jones United States Travel and Leisure Index for a five year period by measuring the changes in common stock prices from December 31, 2005 to December 31, 2010.

	12/05	12/06	12/07	12/08	12/09	12/10
Royal Caribbean Cruises Ltd.	$100.00	$93.22	$97.01	$31.91	$58.67	$109.07
S&P 500	$100.00	$115.80	$122.16	$76.96	$97.33	$111.99
Dow Jones United States Travel & Leisure	$100.00	$122.44	$120.72	$78.31	$102.57	$145.02

The stock performance graph assumes for comparison that the value of the Company’s common stock and of each index was $100 on December 31, 2005 and that all dividends were reinvested. Past performance is not necessarily an indicator of future results.

Item 6. Selected Financial Data

The selected consolidated financial data presented below for the years 2006 through 2010 and as of the end of each such year, are derived from our audited consolidated financial statements and should be read in conjunction with those financial statements and the related notes as well as in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (Amounts include Pullmantur effective January 1, 2007).

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)

Operating Data:
Total revenues	$6,752,504	$5,889,826	$6,532,525	$6,149,139	$5,229,584
Operating income	802,633	488,511	831,984	901,335	858,446
Net income	547,467	162,421	573,722	603,405	633,922
Per Share Data — Basic:
Net income	$2.55	$0.76	$2.69	$2.84	$3.01
Weighted-average shares	215,026	213,809	213,477	212,784	210,703
Per Share Data — Diluted:
Net income	$2.51	$0.75	$2.68	$2.82	$2.94
Weighted-average shares and potentially dilutive shares	217,711	215,295	214,195	214,255	221,485
Dividends declared per common share	$0.00	$0.00	$0.45	$0.60	$0.60
Balance Sheet Data:

Total assets	$19,694,904	$18,233,494	$16,463,310	$14,982,281	$13,393,088
Total debt, including capital leases	9,150,116	8,419,770	7,011,403	5,698,272	5,413,744
Common stock	2,262	2,243	2,239	2,235	2,225
Total shareholders’ equity	7,942,502	7,499,717	6,803,012	6,757,343	6,091,575

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Concerning Factors That May Affect Future Results

The discussion under this caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this document, including, for example, under the “Risk Factors” and “Business” captions, includes forward-looking statements under the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, business and industry prospects and future results of operations and financial position, made in this Annual Report on Form 10-K are forward-looking. Words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “will,” and similar expressions are intended to identify these forward-looking statements. Forward-looking statements reflect management’s current expectations, are inherently uncertain and are subject to risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to, the following:

•	the impact of worldwide economic conditions on the demand for cruises;

•

the impact of the economic environment on our ability to generate cash flows from operations, satisfy the financial covenants required by our credit facilities, or obtain new borrowings from the credit or capital markets in amounts sufficient to satisfy our capital expenditures, debt repayments and other financing needs;

•

the impact of disruptions in the global financial markets on the ability of our counterparties and others to perform their obligations to us including those associated with our loan agreements and derivative contracts;

•	if we are unable to appropriately balance our cost management strategy with our goal of satisfying guest expectations it may adversely impact our business success;

•	the uncertainties of conducting business internationally and expanding into new markets;

•	changes in operating and financing costs, including changes in foreign exchange rates, interest rates, fuel, food, payroll, airfare for our shipboard personnel, insurance and security costs;

•	vacation industry competition and changes in industry capacity and overcapacity;

•	the cost of or changes in tax, environmental, labor, health, safety, security and other laws and regulations affecting our business;

•	pending or threatened litigation, enforcement actions, fines or penalties;

•	emergency ship repairs, including the related lost revenue;

•

the impact of ship construction, repair or refurbishment delays, ship cancellations or ship construction price increases brought about by construction faults, mechanical problems or financial difficulties encountered by shipyards or their subcontractors;

•

negative incidents or adverse publicity concerning the cruise vacation industry including those involving unusual weather conditions, natural disasters or disruptions or the health, safety and security of passengers;

•

the international political climate, fears of terrorist and pirate attacks, armed conflict, the unavailability or cost of air service and the resulting concerns over safety and security aspects of traveling;

•	the spread of contagious diseases;

•	a disruption to our shoreside business related to actual or threatened natural disasters, information systems failure or similar events;

•	our ability to differentiate our products;

•	our ability to manage our business activities that involve our co-investment with third parties;

•	our inability to adequately incentivize our travel agents or changes and/or disruptions to the travel agency industry;

•	the loss of key personnel, strained employee relations and/or our inability to retain or recruit qualified personnel;

•	changes in our stock price or principal shareholders;

•	uncertainties of a foreign legal system as we are not incorporated in the United States;

•	the unavailability of ports of call; and

•	weather.

The above examples are not exhaustive and new risks emerge from time to time. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a further discussion of risk factors related to our business, see Part I, Item 1A. Risk Factors in this Annual Report on Form 10-K.

Overview

The discussion and analysis of our financial condition and results of operations has been organized to present the following:

•

a review of our critical accounting policies and review of our financial presentation, including discussion of certain operational and financial metrics we utilize to assist us in managing our business;

•	a discussion of our results of operations for the year ended December 31, 2010 compared to the same period in 2009 and the year ended December 31, 2009 compared to the same period in 2008;

•	a discussion of our business outlook, including our expectations for selected financial items for the first quarter and full year of 2011; and

•	a discussion of our liquidity and capital resources, including our future capital and contractual commitments and potential funding sources.

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

Ship Accounting

Our ships represent our most significant assets and are stated at cost less accumulated depreciation. Depreciation of ships is generally computed net of a 15% projected residual value using the straight-line method over estimated service lives of primarily 30 years. Our service life and residual value estimates take into consideration the impact of anticipated technological changes, long-term cruise and vacation market conditions and historical useful lives of similarly-built ships. In addition, we take into consideration our estimates of the average useful lives of the ships’ major component systems, such as hull, superstructure, main electric, engines and cabins. Given the very large and complex nature of our ships, our accounting estimates related to ships and determinations of ship improvement costs to be capitalized require considerable judgment and are inherently uncertain. We do not have cost segregation studies performed to specifically componentize our ship systems. Therefore, we estimate the costs of component systems based principally on general and technical information known about major ship component systems and their lives and our knowledge of the cruise vacation industry. We do not identify and track depreciation by ship component systems, but instead utilize these estimates to determine the net cost basis of assets replaced or refurbished. Improvement costs that we believe add value to our ships are capitalized as additions to the ship and depreciated over the improvements’ estimated useful lives. The estimated cost and accumulated depreciation of replaced or refurbished ship components are written off and any resulting losses are recognized in cruise operating expenses.

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

We believe we have made reasonable estimates for ship accounting purposes. However, should certain factors or circumstances cause us to revise our estimates of ship service lives or projected residual values, depreciation expense could be materially higher or lower. If circumstances cause us to change our assumptions in making determinations as to whether ship improvements should be capitalized, the amounts we expense each year as repairs and maintenance costs could increase, partially offset by a decrease in depreciation expense. If we had reduced our estimated average 30-year ship service life by one year, depreciation expense for 2010 would have increased by approximately $46.0 million. If our ships were estimated to have no residual value, depreciation expense for 2010 would have increased by approximately $151.0 million.

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

We performed our annual impairment review for goodwill during the fourth quarter of 2010. We determined the fair value of our two reporting units which include goodwill, Royal Caribbean International and Pullmantur, using a probability-weighted discounted cash flow model. The principal assumptions used in the discounted cash flow model are projected operating results, weighted-average cost of capital, and terminal value. Cash flows were calculated using our 2011 projected operating results as a base. To that base we added future years’ cash flows assuming multiple revenue and expense scenarios that reflect the impact on each reporting unit of different global economic environments beyond 2011. We assigned a probability to each revenue and expense scenario.

We discounted the projected cash flows using rates specific to each reporting unit based on their respective weighted-average cost of capital. Based on the probability-weighted discounted cash flows of each reporting unit we determined the fair values of Royal Caribbean International and Pullmantur exceeded their carrying values. Therefore, we did not proceed to step two of the impairment analysis and we do not consider goodwill to be impaired. Royal Caribbean International’s reporting unit’s fair value exceeded its carrying value by a significant margin. Pullmantur’s reporting unit’s fair value exceeded its carrying value by 37% as of December 31, 2010.

We also performed the annual impairment review of our trademarks and trade names during the fourth quarter of 2010 using a discounted cash flow model and the relief-from-royalty method. The royalty rate used is based on comparable royalty agreements in the tourism and hospitality industry. Since these trademarks and trade names relate to Pullmantur, we used the same discount rate used in valuing the Pullmantur reporting unit in our goodwill impairment test. Based on the discounted cash flow model we determined the fair value of our trademarks and trade names exceeded their carrying value by 19%.

The estimation of fair value utilizing discounted expected future cash flows includes numerous uncertainties which require our significant judgment when making assumptions of expected revenues, operating costs, marketing, selling and administrative expenses, interest rates, ship additions and retirements as well as assumptions regarding the cruise vacation industry competition and general economic and business conditions, among other factors. The Spanish economy has been more severely impacted than many other economies around the world where we operate and there is significant uncertainty as to whether or when it will recover. If that economy weakens or recovers more slowly than contemplated in our discounted cash flow model, that could trigger an impairment charge of Pullmantur’s goodwill and trademark and trade names. In addition, it is reasonably possible that significant changes to our projected operating results utilized in the impairment analyses, especially our future net yield assumptions, could lead to an impairment of Pullmantur’s goodwill and trademark and trade names.

The factors influencing the Spanish economy discussed above could also affect the recoverability of Pullmantur’s deferred tax assets. As of December 31, 2010, Pullmantur had deferred tax assets of $35.6 million resulting from net operating losses.

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

Derivative Instruments

We enter into forward and swap contracts to manage our interest rate exposure and to limit our exposure to fluctuations in foreign currency exchange rates and fuel prices. The majority of these instruments are designated as hedges and are recorded on the balance sheet at their fair value. We have also entered into fuel call options to limit our exposure to fluctuations in fuel prices. These instruments are economic hedges which are not designated as hedging instruments for accounting purposes and thus, changes in their fair value are immediately recognized in earnings. Our derivative instruments are not held for trading or speculative purposes. We account for derivative financial instruments in accordance with authoritative guidance. Refer to Note 2. Summary of Significant Accounting Policies and Note 13. Fair Value Measurements and Derivative Instruments to our consolidated financial statements for more information on related authoritative guidance, the Company’s hedging programs and derivative financial instruments.

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

We determine the fair value for our fuel call options based on the prevailing market price for the instruments consisting of published price quotes for similar assets based on recent transactions in an active market.

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

•

Onboard and other expenses, which consist of the direct costs associated with onboard and other revenues, including the costs of products sold onboard our ships, vacation protection insurance premiums, costs associated with pre- and post-cruise tours and related credit card fees as well as the minimal costs associated with concession revenues, as the costs are mostly incurred by third-party concessionaires;

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

Net Cruise Costs represent Gross Cruise Costs excluding commissions, transportation and other expenses and onboard and other expenses (each of which is described above under the Description of Certain Line Items heading). In measuring our ability to control costs in a manner that positively impacts net income, we believe changes in Net Cruise Costs to be the most relevant indicator of our performance. A reconciliation of historical Gross Cruise Costs to Net Cruise Costs is provided below under Results of Operations. We have not provided a quantitative reconciliation of projected Gross Cruise Costs to projected Net Cruise Costs due to the significant uncertainty in projecting the costs deducted to arrive at this measure. Accordingly, we do not believe that reconciling information for such projected figures would be meaningful.

Net Debt-to-Capital is a ratio which represents total long-term debt, including current portion of long-term debt, less cash and cash equivalents (“Net Debt”) divided by the sum of Net Debt and total shareholders’ equity. We believe Net Debt and Net Debt-to-Capital, along with total long-term debt and shareholders’ equity are useful measures of our capital structure. A reconciliation of historical Debt-to-Capital to Net Debt-to-Capital is provided below under Results of Operations.

Net Revenues represent total revenues less commissions, transportation and other expenses and onboard and other expenses (each of which is described under the Description of Certain Line Items heading).

Net Yields represent Net Revenues per APCD. We utilize Net Revenues and Net Yields to manage our business on a day-to-day basis as we believe that it is the most relevant measure of our pricing performance because it reflects the cruise revenues earned by us net of our most significant variable costs, which are commissions, transportation and other expenses and onboard and other expenses. A reconciliation of historical Gross Yields to Net Yields is provided below under Results of Operations. We have not provided a quantitative reconciliation of projected Gross Yields to projected Net Yields due to the significant uncertainty in projecting the costs deducted to arrive at this measure. Accordingly, we do not believe that reconciling information for such projected figures would be meaningful.

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

Executive Overview

During 2010, we saw a slight improvement in the economy which led to pricing increases as described below. Although we are not back at pre-recession levels, the current demand for our brands is improving and we expect this trend to continue through 2011. Profitability momentum and yield accretion are also quite strong with our newest vessels performing well and our management team effectively controlling costs. During 2010, our Net Yields increased 4.2% and our Net Cruise Costs per APCD decreased by 1.8% despite experiencing travel disruptions, extreme weather conditions and currency related issues during the year. Even though the economy remains a challenge our outlook remains encouraging.

During 2011, we will work to further enhance our revenues with the overall goal of maximizing our return on invested capital. We will also continue to improve our cost efficiency through various cost-containment initiatives while ensuring we continue to deliver an outstanding guest experience. We note the potential for an increasing role of our tour operations which include Royal Celebrity Tours and Pullmantur’s tour businesses and other operations on our Net Yields and Net Cruise Costs. We realize that revenues and expenses associated with such operations tend to be more volatile and less predictable than our main cruise business. Because the tour businesses have relatively low margins, this volatility has little impact on our results of operations but can cause fluctuations in our Net Yields and Net Cruise Costs.

Our international expansion also remains a key focus going into 2011 and we continue to invest in mature markets while strategically focusing on developing markets. As a result, we are experiencing an increased demand in these markets. We also continue to tactically invest in our fleet to ensure we maintain class and brand standards including the addition of new venues and other popular amenities across our fleet. In addition, we recently reached a conditional agreement with Meyer Werft to build the first of a new generation of Royal Caribbean International cruise ships.

Lastly, we have experienced a significant improvement in our liquidity during 2010 due to the increase in our operating cash flows coupled with the steps we have taken so far to further reduce refinancing risk, including obtaining an additional unsecured revolving credit facility in 2010 with the goal of maintaining two separate revolving credit facilities with staggered maturity dates going forward. We also have committed bank financing arrangements for our two Solstice-class vessels under construction. We anticipate funding our scheduled maturities in 2011 and other obligations through operating cash flows and do not foresee a need to access the capital markets during 2011 although we may opportunistically decide to do so. We are also continuing to pursue our long-term objective of returning to investment grade rating. During 2010, Standard and Poor’s upgraded our corporate credit rating and our senior unsecured debt credit rating to BB with a stable outlook from BB- with a stable outlook. In January 2011, Moody’s upgraded our corporate credit rating to Ba1 with a stable outlook from Ba2 with a stable outlook and our senior unsecured debt credit rating to Ba2 with a stable outlook from Ba3 with a stable outlook.

Results of Operations

Summary

Year ended December 31, 2010

Total revenues increased 14.6% to $6.8 billion in 2010 from total revenues of $5.9 billion in 2009 primarily due to an 11.1% increase in capacity (measured by APCD for such period) and a 4.2% increase in Net Yields. The increase in Net Yields was primarily due to increases in ticket prices and occupancy, partially offset by the adverse effect of changes in foreign currency exchange rates. This increase in total revenues was also partially offset by higher operating expenses primarily due to the increase in capacity, in part offset by the favorable effect of changes in foreign currency exchange rates. In addition, during 2010, we recorded a one-time gain of approximately $89.0 million, net of costs and payments to insurers, related to the settlement of our case against Rolls Royce. As a result, our net income was $547.5 million or $2.51 per share on a diluted basis for 2010 compared to $162.4 million or $0.75 per share on a diluted basis for 2009.

Significant items for 2010 include:

•	Net Cruise Costs per APCD decreased by 1.8% compared to 2009.

•	Fuel expenses per APCD, net of the financial impact of fuel swap agreements, decreased 3.0% per APCD as compared to the same period in 2009.

•	Our Net Debt-to-Capital ratio increased to 52.4% in 2010 from 52.0% in 2009. Similarly, our Debt-to-Capital ratio increased to 53.5% in 2010 from 52.9% in 2009.

•

As of December 31, 2010, our liquidity was $1.6 billion, including cash and the undrawn portion of our unsecured revolving credit facilities. During 2010, we entered into a $525.0 million unsecured revolving credit facility bearing interest at LIBOR plus a margin of 2.75% and a facility fee of 0.6875% due 2014. Going forward, we anticipate maintaining two separate revolving credit facilities with staggered maturity dates.

•

We took delivery of Allure of the Seas, the second Oasis-class ship for Royal Caribbean International and Celebrity Eclipse, the third Solstice-class ship for Celebrity Cruises. To finance the purchases, we borrowed a total of $1.7 billion under unsecured term loans.

•

In an effort to increase our fixed percentage of debt, we terminated certain of our interest rate and cross currency swap agreements which resulted in net cash proceeds of approximately $115.4 million. In addition, we terminated 22.9% of our fuel swap agreements as of June 30, 2010 which resulted in net cash proceeds of $57.5 million.

Other Items:

•

During 2010, we sold Bleu de France to an unrelated party for $55.0 million and in the first quarter of 2011, we entered into an agreement to sell Celebrity Mercury to TUI Cruises for €234.3 million. We executed certain forward contracts to lock in the sales price at approximately $290.0 million. The sale of Bleu de France resulted in an immaterial deferred gain. We anticipate recognizing a gain on the sale of Celebrity Mercury which we do not expect will have a material effect on our 2011 results of operations.

•

In February 2011, we reached a conditional agreement with Meyer Werft to build the first of a new generation of Royal Caribbean International cruise ships. The ship will have a capacity of approximately 4,100 berths based on double occupancy and is expected to enter service in the fourth quarter of 2014. We also have an option to construct a second ship of the same class which will expire on February 28, 2012, subject to earlier acceleration under certain circumstances.

We reported historical total revenues, operating income, net income and earnings per share as shown in the following table (in thousands, except per share data):

	Year Ended December 31,
	2010	2009	2008

Total revenues	$6,752,504	$5,889,826	$6,532,525

Operating income	$802,633	$488,511	$831,984

Net income	$547,467	$162,421	$573,722

Basic earnings per share:
Net income	$2.55	$0.76	$2.69

Diluted earnings per share:
Net income	$2.51	$0.75	$2.68

The following table presents historical operating data as a percentage of total revenues for the last three years:

	Year Ended December 31,
	2010	2009	2008

Passenger ticket revenues	72.7%	71.4%	72.4%
Onboard and other revenues	27.3	28.6	27.6

Total revenues	100.0%	100.0%	100.0%

Cruise operating expenses
Commissions, transportation and other	17.4%	17.5%	18.3%
Onboard and other	7.1	7.8	7.0
Payroll and related	11.4	11.6	10.1
Food	5.7	5.9	5.2
Fuel	9.6	10.2	11.1
Other operating	14.8	16.3	15.8

Total cruise operating expenses	66.0	69.3	67.5
Marketing, selling and administrative expenses	12.6	12.9	11.9
Depreciation and amortization expenses	9.5	9.6	7.9

Operating income	11.9	8.2	12.7
Other expense	(3.8)	(5.5)	(3.9)

Net income	8.1%	2.7%	8.8%

Selected historical statistical information is shown in the following table:

	Year Ended December 31,
	2010	2009	2008

Passengers Carried	4,585,920	3,970,278	4,017,554
Passenger Cruise Days	32,251,217	28,503,046	27,657,578
APCD	30,911,073	27,821,224	26,463,637
Occupancy	104.3%	102.5%	104.5%

Gross Yields and Net Yields were calculated as follows (in thousands, except APCD and Yields):

	Year Ended December 31,
	2010	2010 On a Constant Currency basis	2009	2008

Passenger ticket revenues	$4,908,644	$4,921,935	$4,205,709	$4,730,289
Onboard and other revenues	1,843,860	1,858,003	1,684,117	1,802,236

Total revenues	6,752,504	6,779,938	5,889,826	6,532,525

Less:
Commissions, transportation and other	1,175,522	1,182,971	1,028,867	1,192,316
Onboard and other	480,564	489,436	457,772	458,385

Net revenues	$5,096,418	$5,107,531	$4,403,187	$4,881,824

APCD	30,911,073	30,911,073	27,821,224	26,463,637
Gross Yields	$218.45	$219.34	$211.70	$246.85
Net Yields	$164.87	$165.23	$158.27	$184.47

Gross Cruise Costs and Net Cruise Costs were calculated as follows (in thousands, except APCD and costs per APCD):

	Year Ended December 31,
	2010	2010 On a Constant Currency basis	2009	2008

Total cruise operating expenses	$4,458,076	$4,493,014	$4,071,102	$4,403,666
Marketing, selling and administrative expenses	848,079	850,201	761,999	776,522

Gross Cruise Costs	5,306,155	5,343,215	4,833,101	5,180,188

Less:
Commissions, transportation and other	1,175,522	1,182,971	1,028,867	1,192,316
Onboard and other	480,564	489,436	457,772	458,385

Net Cruise Costs	$3,650,069	$3,670,808	$3,346,462	$3,529,487

APCD	30,911,073	30,911,073	27,821,224	26,463,637
Gross Cruise Costs per APCD	$171.66	$172.86	$173.72	$195.75
Net Cruise Costs per APCD	$118.08	$118.75	$120.28	$133.37

Net Debt-to-Capital was calculated as follows (in thousands):

	As of December 31,
	2010	2009

Long-term debt, net of current portion	$7,951,187	$7,663,555
Current portion of long-term debt	1,198,929	756,215

Total debt	9,150,116	8,419,770
Less: Cash and cash equivalents	419,929	284,619

Net Debt	$8,730,187	$8,135,151

Total shareholders’ equity	$7,942,502	$7,499,717
Total debt	9,150,116	8,419,770

Total debt and shareholders’ equity	17,092,618	15,919,487

Debt-to-Capital	53.5%	52.9%
Net Debt	8,730,187	8,135,151

Net Debt and shareholders’ equity	$16,672,689	$15,634,868

Net Debt-to-Capital	52.4%	52.0%

Outlook

On January 27, 2011, we announced the following guidance for the full year and first quarter of 2011:

Full Year 2011

We expected Net Yields to increase in the range of 4% to 6% compared to 2010. On a Constant Currency basis, we expected Net Yields to increase in the range of 4% to 5% compared to 2010.

We expected Net Cruise Costs per APCD to increase approximately 2% compared to 2010. On a Constant Currency basis, we expected Net Cruise Costs per APCD to increase in the range of 1% to 2% compared to 2010. Excluding fuel, we expected Net Cruise Costs per APCD to increase approximately 2% compared to 2010. On a Constant Currency basis, we expected Net Cruise Costs per APCD excluding fuel to increase in the range of 1% to 2% compared to 2010.

We expected a 7.4% increase in capacity, primarily driven by a full year of service of Celebrity Eclipse, a full year of service of Allure of the Seas and the addition of Celebrity Silhouette which will enter service during the third quarter of 2011.

Depreciation and amortization expenses were expected to be in the range of $695.0 million to $715.0 million and interest expense, net was expected to be in the range of $305.0 million to $325.0 million.

We do not forecast fuel prices and our cost calculations for fuel are based on current “at-the-pump” prices net of any hedging impacts. If fuel prices for the full year of 2011 remain at the level of January 27, 2011 prices, fuel expenses for the full year of 2011 would be approximately $705.0 million. For the full year of 2011, our fuel expense is approximately 58% hedged and a 10% change in fuel prices would result in a change in our fuel expenses of approximately $28.0 million for the full year 2011, after taking into account existing hedges.

Based on the expectations noted above, and assuming that fuel prices remain at $533 per metric ton and full year foreign currency exchange rates are $1.37 to the euro and $1.59 to the British pound, we expected full year 2011 earnings per share to be in the range of $3.25 to $3.45.

Since our January 27, 2011 announcement, fuel prices and foreign currency exchange rates have fluctuated significantly and are likely to continue to do so. Accordingly, our forecasts are likely to change with these fluctuations. Except for the influence of fuel prices and foreign currency exchange rates, our outlook remains essentially unchanged.

First Quarter 2011

As announced on January 27, 2011, we expected Net Yields to increase in the range of 2% to 3% compared to 2010. On a Constant Currency basis, we expected Net Yields to increase in the range of 1% to 2% compared to 2010.

We expected Net Cruise Costs per APCD to increase approximately 1% compared to 2010. We expected Net Cruise Costs per APCD on a Constant Currency basis to remain consistent with Net Cruise Costs per APCD. Excluding fuel, we expected Net Cruise Costs per APCD to increase approximately 2% compared to 2010. On a Constant Currency basis, we expected Net Cruise Costs per APCD excluding fuel to increase in the range of 1% to 2% compared to 2010.

We expected a 10.2% increase in capacity, primarily driven by the addition of Celebrity Eclipse which entered service during the second quarter of 2010 and the addition of Allure of the Seas which entered service during the fourth quarter of 2010.

Depreciation and amortization expenses were expected to be in the range of $170.0 million to $175.0 million, and interest expense, net was expected to be in the range of $80.0 million to $85.0 million.

We do not forecast fuel prices and our cost calculations for fuel are based on current “at-the-pump” prices net of any hedging impacts. If fuel prices for the first quarter of 2011 remain at the level of January 27, 2011 prices, fuel expenses for the first quarter of 2011 would be approximately $168.0 million. For the first quarter of 2011, our fuel expense is approximately 63% hedged and a 10% change in fuel prices would result in a change in our fuel expenses of approximately $7.0 million for the first quarter of 2011, after taking into account existing hedges.

Based on the expectations noted above, and assuming that fuel prices remain at $515 per metric ton and first quarter foreign currency exchange rates are $1.37 to the euro and $1.59 to the British pound, we expected first quarter 2011 earnings per share to be in the range of $0.10 to $0.15. Since our January 27, 2011 announcement, fuel prices and foreign currency exchange rates have fluctuated significantly and are likely to continue to do so. Accordingly our forecasts are likely to change with these fluctuations. Except for the influence of fuel prices and foreign currency exchange rates, our outlook remains essentially unchanged.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

In this section, references to 2010 refer to the year ended December 31, 2010 and references to 2009 refer to the year ended December 31, 2009.

Revenues

Total revenues for 2010 increased $862.7 million or 14.6% to $6.8 billion from $5.9 billion in 2009. Approximately $654.1 million of this increase is attributable to an 11.1% increase in capacity. The increase in capacity is primarily due to a full year of service of Oasis of the Seas, which entered service in December 2009, the addition of Celebrity Eclipse which entered service in April 2010, a full year of service of Celebrity Equinox which entered service in July 2009, a full year of service of Pacific Dream, which entered service in May 2009 and the addition of Allure of the Seas, which entered service in December 2010. This increase in capacity was partially offset by the sale of Celebrity Galaxy to TUI Cruises in March 2009, the removal of the Atlantic Star from operation in August 2009 and the sale of Oceanic in April 2009. In addition, approximately $208.6 million of the increase in total revenues was driven by increases in ticket prices and an increase in occupancy from 102.5% in 2009 to 104.3% in 2010. The increase in occupancy is primarily due to improving market conditions, certain itinerary changes and the favorable impact of our newer ships. The increase in occupancy is also due to the absence of the adverse effect caused by the H1N1 virus during the third quarter of 2009 which resulted in selective itinerary modifications and diminished demand for our cruises and tours to Mexico. These increases were partially offset by a decrease in air revenue due to a reduction in guests booking air service through us and an overall decrease in air ticket prices, a decrease in shore excursions revenue on a per passenger basis related to seasonal redeployments and to a decrease in charter revenue due to the termination of the charter to Island Cruises in April 2009. These increases in revenues were also partially offset by the adverse effect of changes in foreign currency exchange rates related to our revenue transactions denominated in currencies other than the United States dollar.

Onboard and other revenues included concession revenues of $237.0 million in 2010 compared to $215.6 million for the same period in 2009. The increase in concession revenues was primarily due to the increase in capacity mentioned above.

Cruise Operating Expenses

Total cruise operating expenses for 2010 increased $387.0 million or 9.5% to $4.5 billion from $4.1 billion for 2009. Approximately $452.1 million of this increase is attributable to the 11.1% increase in capacity mentioned above. The increase is also due to an increase in commissions directly related to the increase in ticket prices. These increases were partially offset by a $30.2 million decrease primarily attributable to lower air expenses, shore excursions expenses and fuel expenses on a per passenger basis, and to a lesser extent, our continued emphasis on cost-containment. The decreases in air expenses and shore excursion expenses are directly related to the decreases in revenue as mentioned above. The decrease in fuel expenses was primarily a result of improved fuel efficiencies related to our newer ships and the favorable effect of fuel swap agreements despite increasing fuel prices. The increase in cruise operating expenses was also partially offset an estimated $34.9 million decrease related to the favorable effect of changes in foreign currency exchange rates related to our cruise operating expenses denominated in currencies other than the United States dollar.

Marketing, Selling and Administrative Expenses

Marketing, selling and administrative expenses for 2010 increased $86.1 million or 11.3% to $848.1 million from $762.0 million for 2009. The increase is primarily due to an increase in shoreside payroll and benefits due to higher headcount primarily related to our continued international expansion and general increases in compensation.

Depreciation and Amortization expenses

Depreciation and amortization expenses for 2010 increased $75.5 million or 13.3% to $643.7 million from $568.2 million for 2009. The increase is primarily due to the addition of Oasis of the Seas, the addition of Celebrity Eclipse and a full year of service of Celebrity Equinox. These increases were partially offset by the sale of Celebrity Galaxy to TUI Cruises, the classification of the Atlantic Star as held for sale which, accordingly, is no longer being depreciated and the sale of Oceanic.

Other Income (Expense)

Interest expense, net of interest capitalized, increased to $339.4 million in 2010 from $300.0 million in 2009. Gross interest expense increased to $365.4 million in 2010 from $341.1 million in 2009. The increase was primarily due to a higher average debt level, partially offset by lower interest rates. Interest capitalized decreased to $26.0 million in 2010 from $41.1 million in 2009 primarily due to a lower average level of investment in ships under construction and, to a lesser extent, lower interest rates.

Other income was $75.0 million in 2010 compared to other expense of $33.1 million in 2009 for a net change of $108.1 million when comparing these periods. The increase was primarily due to an $89.0 million gain, net of costs and payments to insurers, recorded from the settlement with Rolls Royce.

Net Yields

Net Yields increased 4.2% in 2010 compared to 2009 primarily due to the increase in ticket prices and the increase in occupancy, as discussed above. Net Yields on a Constant Currency basis remained consistent with Net Yields.

Net Cruise Costs

Net Cruise Costs increased 9.1% in 2010 compared to 2009 due to the 11.1% increase in capacity, partially offset by a 1.8% decrease in Net Cruise Cost per APCD. The decrease in Net Cruise Costs per APCD was primarily driven by the decrease in fuel expenses, our continued emphasis on cost-containment and by the absence in 2010 of a $7.1 million loss recognized during the third quarter of 2009 to reduce the carrying value of the Atlantic Star to its fair value less cost to sell when the ship was classified as held for sale. Net Cruise Costs per APCD on a Constant Currency remained consistent with Net Cruise Costs per APCD.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

In this section, references to 2009 refer to the year ended December 31, 2009 and references to 2008 refer to the year ended December 31, 2008.

Revenues

Total revenues for 2009 decreased $642.7 million or 9.8% to $5.9 billion from $6.5 billion in 2008. This decrease is primarily due to higher discounts on our ticket prices, and to a lesser extent a decrease in onboard spending and the adverse effect of foreign currency as a result of a stronger United States dollar against the euro, British pound and Canadian dollar compared to 2008. Our revenues were also adversely impacted by a decrease in occupancy from 104.5% in 2008 compared to 102.5% in 2009. The decrease in occupancy was driven by the current worldwide economic environment with disproportionate pressure within the Spanish market. In addition, the adverse impact of the H1N1 virus resulted in selective itinerary modifications and diminished demand for our cruises to Mexico and the Caribbean. This revenue decrease was partially offset by an estimated increase of approximately $335.0 million attributable to an increase in capacity of 5.1%. Although the number of passengers carried in 2009 decreased as compared to 2008, on average, passengers sailed more days per voyage in 2009 as compared to 2008 due to certain itinerary changes. The increase in capacity is primarily due to a full year of service of Celebrity Solstice, which entered service in November 2008, a full year of service of Independence of the Seas, which entered service in May 2008, the addition of Celebrity Equinox, which entered service in July 2009, the addition of Pacific Dream, which entered service in May 2009 as part of the termination of the charter to Island Cruises, a full year of service of Ocean Dream, which entered service in March 2008 and the addition of Oasis of the Seas, which entered service in December 2009. This increase in capacity was partially offset by the sale of Celebrity Galaxy to TUI Cruises in March 2009, the sale of Oceanic in April 2009 and the Atlantic Star which is no longer in operation.

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

Depreciation and Amortization expenses

Depreciation and amortization expenses for 2009 increased $47.8 million or 9.2% to $568.2 million from $520.4 million for 2008. The increase is primarily due to a full year of service of Celebrity Solstice, a full year of service of Independence of the Seas and the addition of Celebrity Equinox. To a lesser extent, the increase is also due to depreciation associated with shipboard and shore-side additions. These increases were partially offset by the sale of Celebrity Galaxy to TUI Cruises.

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

Liquidity and Capital Resources

Sources and Uses of Cash

Cash flow generated from operations provides us with a significant source of liquidity. Net cash provided by operating activities increased $818.1 million to $1.7 billion for 2010 compared to $844.9 million for 2009. The increase is primarily due to an increase in cash generated from ticket sales. The increase in cash from ticket sales is a result of higher capacity and occupancy, along with cruises being purchased for higher prices. As a result of the above factors, we received $811.5 million more in customer deposits during 2010 as compared to 2009. The increase is also due to the monetization of certain of our interest rate, cross currency and fuel swap agreements during 2010 of approximately $173.0 million. The monetization of the interest rate and cross currency swap agreements was done in an effort to increase our fixed rate percentage of debt. The monetization of our fuel swaps was done in connection with our decision to terminate transactions with a counterparty that no longer met our guidelines. These increases were partially offset by the timing of payments on our accounts payable and prepaid expenses and other assets.

Net cash used in investing activities was $2.3 billion for 2010, consistent with 2009. During 2010, our use of cash was primarily related to capital expenditures of $2.2 billion, down from $2.5 billion in 2009. The decrease in capital expenditures during 2010 is due to a lower level of ships under construction compared to 2009. In 2009, we also used $181.7 million of cash to make equity contributions to our unconsolidated affiliates. These amounts were partially offset by $290.9 million of proceeds received from the sale of Celebrity Galaxy to TUI Cruises in 2009 and to $110.8 million of cash received in 2009 on settlements on our foreign currency forward contracts compared to $91.3 million of cash paid in 2010 on settlements on our foreign currency forward contracts.

Net cash provided by financing activities was $757.0 million for 2010 compared to $1.3 billion in 2009. This change was due to an increase in repayments of debt of approximately $651.8 million partially offset by an increase in debt proceeds of approximately $103.1 million. The increase in repayments of debt was primarily due to repayments of $820.0 million on our revolving credit facilities during 2010 as compared to $375.0 million in 2009. In addition, during 2010 we repaid a senior unsecured note due in May 2010 along with repayments of various loan facilities related to recent ship deliveries. The increase in debt proceeds was due to borrowings of $715.0 million on our revolving credit facilities during 2010 as compared to $425.0 million in 2009. This increase was partially offset by net proceeds of $285.4 million from our $300.0 million senior unsecured notes issued during 2009 which did not recur in 2010. These increases were offset by a $29.6 million increase in debt issuance costs. During 2010, we received $26.2 million in connection with the exercise of common stock options.

Future Capital Commitments

Our future capital commitments consist primarily of new ship orders. As of December 31, 2010, we had two Solstice-class ships, designated for Celebrity Cruises, on order for an aggregate additional capacity of approximately 5,850 berths. The aggregate cost of the two ships including amounts due to the shipyard and other ship related costs is approximately $1.8 billion, of which we have deposited $199.3 million as of December 31, 2010. Approximately 2.2% of the aggregate cost of the ships on order was exposed to fluctuations in the euro exchange rate at December 31, 2010. (See Note 13. Fair Value Measurements and Derivative Instruments and Note 14. Commitments and Contingencies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data). As of December 31, 2010, we anticipated overall capital expenditures, including the two ships on order, will be approximately $1.0 billion for 2011, $1.0 billion for 2012 and $350.0 million for 2013.

In February 2011, we reached a conditional agreement with Meyer Werft to build the first of a new generation of Royal Caribbean International cruise ships. The ship will have a capacity of approximately 4,100 berths based on double occupancy and is expected to enter service in the fourth quarter of 2014. The agreement will become definitive upon satisfaction of several conditions, including financing. We also have an option to construct a second ship of the same class which will expire on February 28, 2012, subject to earlier acceleration under certain circumstances. Including the conditional agreement for the first ship, our anticipated overall capital expenditures will be approximately $1.0 billion for 2011, $1.0 billion for 2012, $350.0 million for 2013 and $1.1 billion for 2014.

Contractual Obligations

As of December 31, 2010 our contractual obligations were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Activities:
Operating lease obligations(1)(2)	$418,250	$53,688	$240,359	$28,354	$95,849
Interest on long-term debt(3)	1,616,899	335,689	578,546	255,369	447,295
Other(4)	660,705	159,255	227,711	106,597	167,142
Investing Activities:
Ship purchase obligations(5)	1,428,682	725,107	703,575	—	—
Financing Activities:
Long-term debt obligations (6)	9,091,470	1,190,477	2,552,766	2,512,077	2,836,150
Capital lease obligations (7)	58,646	8,452	12,332	4,107	33,755

Total	$13,274,652	$2,472,668	$4,315,289	$2,906,504	$3,580,191

(1)	We are obligated under noncancelable operating leases primarily for a ship, offices, warehouses and motor vehicles.
(2)	Under the Brilliance of the Seas lease agreement, we may be required to make a termination payment of approximately £126.0 million, or approximately $196.7 million based on the exchange rate at December 31, 2010, if the lease is canceled in 2012. This amount is included in the 1-3 years column.
(3)	Long-term debt obligations mature at various dates through fiscal year 2027 and bear interest at fixed and variable rates. Interest on variable-rate debt is calculated based on forecasted cash outflows, including interest swapped from a fixed-rate to a variable-rate using the applicable rate at December 31, 2010. Debt denominated in other currencies is calculated based on the applicable exchange rate at December 31, 2010. Amounts are based on existing debt obligations and do not consider potential refinancing of expiring debt obligations.
(4)	Amounts represent future commitments with remaining terms in excess of one year to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts.
(5)	Amounts represent contractual obligations to the shipyard with initial terms in excess of one year.
(6)	Amounts represent debt obligations with initial terms in excess of one year.
(7)	Amounts represent capital lease obligations with initial terms in excess of one year.

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

Funding Sources

We have significant contractual obligations of which the capital expenditures associated with our ship purchases and our debt maturities represent our largest funding needs. We have $2.5 billion in contractual obligations due in 2011 of which $725.1 million relates to the acquisition of the Celebrity Silhouette along with progress payments on Celebrity Reflection and $1.2 billion relates to debt maturities. In addition, we have $10.8 billion in contractual obligations due beyond 2011 of which debt maturities and ship purchase obligations represent $7.9 billion and $703.6 million, respectively. We have historically relied on a combination of cash flows provided by operations, drawdowns under our available credit facilities and the incurrence of additional debt to fund these obligations.

As of December 31, 2010, our liquidity was $1.6 billion consisting of $419.9 million in cash and cash equivalents and $1.2 billion available under our unsecured revolving credit facilities. In addition, we had a working capital deficit of $2.4 billion as of December 31, 2010 as compared to our working capital deficit of $1.7 billion as of December 31, 2009. Similar to others in our industry, we are able to operate with a substantial working capital deficit because (1) passenger receipts are primarily paid in advance with a relatively low-level of accounts receivable, (2) rapid turnover results in a limited investment in inventories and (3) voyage-related accounts payable usually become due after receipt of cash from related bookings. In addition, we finance the purchase of our ships through long-term debt instruments of which the current portion of these instruments increases our working capital deficit. The current portion of long-term debt increased from $756.2 million as of December 31, 2009 to $1.2 billion as of December 31, 2010. We generate substantial cash flows from operations and our business model, along with our unsecured revolving credit facilities, have historically allowed us to maintain this working capital deficit and still meet our operating, investing and financing needs. We expect that we will continue to have working capital deficits in the future.

We have two Solstice-class vessels under construction in Germany both of which have committed bank financing arrangements which include sovereign financing guarantees.

We continue our focus on ensuring adequate cash and liquidity. We are committed to improving our cost focus and continue to implement cost containment initiatives. To improve liquidity, we entered into a second unsecured revolving credit facility during 2010 that provides us up to $525.0 million in available borrowings. We anticipate that our cash flows from operations, our current available credit facilities and our current financing arrangements will be adequate to meet our capital expenditures and debt repayments over the next twelve-month period. In addition, we may elect to fund our contractual obligations through other means if favorable opportunities arise.

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

Debt Covenants

Our financing agreements contain covenants that require us, among other things, to maintain minimum net worth of at least $5.4 billion, a fixed charge coverage ratio of at least 1.25x and limit our net debt-to-capital ratio to no more than 62.5%. The fixed charge coverage ratio is calculated by dividing net cash from operations for the past four quarters by the sum of dividend payments plus scheduled principal debt payments in excess of any new financings for the past four quarters. Our minimum net worth and maximum net debt-to-capital calculations exclude the impact of accumulated other comprehensive income (loss) on total shareholders’ equity. We are currently well in excess of all debt covenant requirements. The specific covenants and related definitions can be found in the applicable debt agreements, the majority of which have been previously filed with the Securities and Exchange Commission.

Dividends

During the first three quarters of 2008, we paid out dividends totaling $128.0 million. Commencing in the fourth quarter 2008, our Board of Directors discontinued the issuance of quarterly dividends. As a result, we did not declare cash dividends in 2010 or 2009.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Financial Instruments and Other

General

We are exposed to market risk attributable to changes in interest rates, foreign currency exchange rates and fuel prices. We manage these risks through a combination of our normal operating and financing activities and through the use of derivative financial instruments pursuant to our hedging policies and procedures. The financial impacts of these hedging instruments are primarily offset by corresponding changes in the underlying exposures being hedged. We achieve this by closely matching the amount, term and conditions of the derivative instrument with the underlying risk being hedged. We do not hold or issue derivative financial instruments for trading or other speculative purposes. We monitor our derivative positions using techniques including market valuations and sensitivity analyses. (See Note 13. Fair Value Measurements and Derivative Instruments to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data.)

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our long-term debt obligations and our operating lease for Brilliance of the Seas. At December 31, 2010, approximately 49% of our long-term debt was effectively fixed and approximately 51% was floating. We enter into interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense and rent expense.

Market risk associated with our long-term fixed rate debt is the potential increase in fair value resulting from a decrease in interest rates. We use interest rate swap agreements that effectively convert a portion of our fixed-rate debt to a floating-rate basis to manage this risk. In an effort to increase our percentage of fixed rate debt, during 2010, we terminated our interest rate swap agreements that effectively changed €1.0 billion of debt with a fixed rate of 5.625% to EURIBOR-based floating rate debt. We also terminated our cross currency swap agreements that effectively changed €300.0 million of the €1.0 billion floating EURIBOR-based debt to $389.1 million of floating LIBOR-based debt. Upon termination of these swaps, we received net cash proceeds of approximately $115.4 million. At December 31, 2010, we maintained interest rate swap agreements that effectively changed $350.0 million of debt with a fixed rate of 7.25% to LIBOR-based floating rate debt plus a margin of 1.72%, currently approximately 2.18%.

The estimated fair value of our long-term fixed rate debt at December 31, 2010 was $4.9 billion using quoted market prices, where available, or using the present value of expected future cash flows which incorporates risk profile. The fair value of our interest rate swap agreements including accrued interest was estimated to be an asset of $57.3 million as of December 31, 2010 based on the present value of expected future cash flows. A hypothetical one percentage point decrease in interest rates at December 31, 2010 would increase the fair value of our long-term fixed rate debt by approximately $187.7 million, net of an increase in the fair value of the associated interest rate swap agreements.

Market risk associated with our long-term floating rate debt is the potential increase in interest expense from an increase in interest rates. A hypothetical one percentage point increase in interest rates would increase our 2011 interest expense by approximately $37.9 million, assuming no change in exchange rates.

Market risk associated with our operating lease for Brilliance of the Seas is the potential increase in rent expense from an increase in sterling LIBOR rates. We have effectively changed 49% of the operating lease obligation from a floating rate to a fixed rate obligation with a weighted-average rate of 4.76% through rate fixings with the lessor. A hypothetical one percentage point increase in sterling LIBOR rates would increase our 2011 rent expense by approximately $1.5 million, based on the exchange rate at December 31, 2010.

Foreign Currency Exchange Rate Risk

Our primary exposure to foreign currency exchange rate risk relates to our ship construction firm commitments denominated in euros and a portion of our euro-denominated debt. We enter into euro-denominated forward contracts and cross currency swap agreements to manage this risk. The estimated fair value of such euro-denominated forward contracts at December 31, 2010, was estimated to be a liability of $79.9 million, based on the present value of expected future cash flows. At December 31, 2010, approximately 2.2% of the aggregate cost of the ships on order was exposed to fluctuations in the euro exchange rate. A hypothetical 10% strengthening of the euro as of December 31, 2010, assuming no changes in comparative interest rates, would result in a $4.1 million increase in the United States dollar cost of the foreign currency denominated ship construction contracts exposed to fluctuations in the euro exchange rate.

During 2010, we entered into cross currency swap agreements that effectively changed €400.0 million of the €1.0 billion debt with a fixed rate of 5.625% to $509.0 million of debt at a weighted-average fixed rate of 6.625%. The estimated fair value of these cross currency swap agreements including accrued interest at December 31, 2010, was an asset of approximately $16.6 million based on the present value of expected future cash flows. A hypothetical 10% strengthening of the euro as of December 31, 2010, assuming no changes in comparative interest rates, would result in an increase in the fair value of the €400.0 million of fixed rate debt by $46.6 million, offset by an increase in the fair value of the cross currency swap agreements of $46.9 million.

Also, we consider our investments in foreign operations to be denominated in relatively stable currencies and of a long-term nature. We partially address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries’ and investments’ functional currencies. Specifically, we have assigned debt of approximately €469.3 million, or approximately $628.2 million as a hedge of our net investment in foreign operations. Accordingly, we have included approximately $12.3 million of foreign-currency transaction losses in the foreign currency translation adjustment component of accumulated other comprehensive income (loss) at December 31, 2010. A hypothetical 10% increase or decrease in the December 31, 2010 foreign currency exchange rate would increase or decrease the fair value of our assigned debt by $51.3 million, which would be offset by a corresponding decrease or increase in the United States dollar value of our net investment.

Our growing international business operations also subject us to an increasing level of foreign currency exchange risk. Movements in foreign currency exchange rates may affect the translated value of our earnings and cash flows associated with our international operations.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the consumption of fuel on our ships. Fuel cost (net of the financial impact of fuel swap agreements), as a percentage of our total revenues, was approximately 9.6% in 2010, 10.2% in 2009 and 11.1% in 2008. We use a range of instruments including fuel swap agreements and fuel call options to mitigate the financial impact of fluctuations in fuel prices. During the second quarter of 2010, we terminated 22.9% of our fuel swap agreements as of June 30, 2010 due to a counterparty no longer meeting our guidelines and entered into new fuel swap agreements with a different counterparty. Upon termination of the fuel swaps, we received net cash proceeds of approximately $57.5 million.

As of December 31, 2010, we had fuel swap agreements to pay fixed prices for fuel with an aggregate notional amount of approximately $897.5 million, maturing through 2013. The fuel swap agreements represent 58% of our projected 2011 fuel requirements, 55% of our projected 2012 fuel requirements and 22% of our projected 2013 fuel requirements. The estimated fair value of these contracts at December 31, 2010 was estimated to be an asset of $86.2 million. As of December 31, 2010, we purchased fuel call options on a total of 6.6 million barrels which mature between 2011 and 2013. The fuel call options represent 41% of our projected 2011 fuel requirements, 25% of our projected 2012 fuel requirements and 11% of our projected 2013 fuel requirements. The estimated fair value of these contracts at December 31, 2010 was an asset of approximately $31.7 million. We estimate that a hypothetical 10% increase in our weighted-average fuel price from that experienced during the year ended December 31, 2010 would increase our 2011 fuel cost by approximately $28.0 million, net of the impact of fuel swap agreements and fuel call options.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Quarterly Selected Financial Data are included beginning on page F-1 of this report.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based upon such evaluation, our Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that those controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010. The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, the independent registered certified public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in its report, which is included herein on page F-2.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 during the quarter ended December 31, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, including our executive officers, and our directors. This document is posted on our website at www.rclinvestor.com.

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
(Registrant)

By: /s/ BRIAN J. RICE
Brian J. Rice
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)

February 24, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2011.

/s/	RICHARD D. FAIN
Richard D. Fain
Director, Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/	BRIAN J. RICE
Brian J. Rice
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/	HENRY L. PUJOL
Henry L. Pujol
Vice President and Corporate Controller
(Principal Accounting Officer)

*
Morten Arntzen
Director

*
Bernard W. Aronson
Director

*
William L. Kimsey
Director

*
Laura Laviada
Director

*
Gert W. Munthe
Director

*
Eyal M. Ofer
Director

*
Thomas J. Pritzker
Director

*
William K. Reilly
Director

*
Bernt Reitan
Director

*
Arne Alexander Wilhelmsen
Director

*By: /s/	BRIAN J. RICE
Brian J. Rice, as Attorney-in-Fact

INDEX TO EXHIBITS

Exhibits 10.15 through 10.31 represent management compensatory plans or arrangements.

Exhibit	Description

3.1	— Restated Articles of Incorporation of the Company, as amended (composite) (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3, File No. 333-136186, filed with the Securities and Exchange Commission (the “Commission”)).

3.2	— Restated By-Laws of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 31, 2006).

4.1	— Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York Trust Company, N.A., successor to NationsBank of Georgia, National Association, as Trustee (incorporated by reference to Exhibit 2.4 to the Company’s 1994 Annual Report on Form 20-F, File No. 1-11884).

4.2	— Sixth Supplemental Indenture dated as of October 14, 1997 to Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 2.11 to the Company’s 1997 Annual Report on Form 20-F, File No. 1-11884).

4.3	— Seventh Supplemental Indenture dated as of March 16, 1998 to Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 2.12 to the Company’s 1997 Annual Report on Form 20-F, File No. 1-11884).

4.4	— Eighth Supplemental Indenture dated as of March 16, 1998 to Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 2.13 to the Company’s 1997 Annual Report on Form 20-F, File No. 1-11884).

4.5	— Ninth Supplemental Indenture dated as of February 2, 2001 to Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 2.10 to the Company’s 2000 Annual Report on Form 20-F, File No. 1-11884).

4.6	— Thirteenth Supplemental Indenture dated as of November 21, 2003 to Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 2.14 to the Company’s 2003 Annual Report on Form 20-F, File No. 1-11884.)

4.7	— Fourteenth Supplemental Indenture dated as of June 12, 2006 to Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.13 to the Company’s 2006 Annual Report on Form 10-K).

4.8	— Fifteenth Supplemental Indenture dated as of June 12, 2006 to Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.14 to the Company’s 2006 Annual Report on Form 10-K).

4.9	— Form of Indenture dated as of July 31, 2006 between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 333-136186) filed with the Commission on July 31, 2006).

4.10	— Indenture dated as of January 25, 2007 among the Company, as issuer, The Bank of New York, as trustee, transfer agent, principal paying agent and security registrar, and AIB/BNY Fund Management (Ireland) Limited, as Irish paying agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2007).

4.11	— Form of First Supplemental Indenture dated as of July 6, 2009 between the Company, as issuer, and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 2, 2009).

10.1	— Amended and Restated Registration Rights Agreement dated as of July 30, 1997 among the Company, A. Wilhelmsen AS., Cruise Associates, Monument Capital Corporation, Archinav Holdings, Ltd. and Overseas Cruiseship, Inc. (incorporated by reference to Exhibit 2.20 to the Company’s 1997 Annual Report on Form 20-F, File No. 1-11884).

10.2	— US$1,225,000,000 Credit Agreement dated as of March 27, 2003, amended and restated as of June 29, 2007 among the Company and various financial institutions and Citibank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 3, 2007).

10.3	— Credit Agreement dated as of December 19, 2008 among Celebrity Solstice V Inc., KfW IPEX-Bank GmbH, as agent for Euler Hermes Kreditversicherungs AG and administrative agent, and KfW IPEX-Bank GmbH, as lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 24, 2008).

10.4	— Credit Agreement dated as of February 27, 2009 among Celebrity Solstice IV Inc., KfW IPEX-Bank GmbH, as agent for Euler Hermes Kreditversicherungs AG and administrative agent, and KfW IPEX-Bank GmbH, as lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 4, 2009).

10.5	— Credit Agreement dated as of May 7, 2009, amended as of October 9, 2009, among Oasis of the Seas Inc., the Company as guarantor, various financial institutions and BNP Paribas, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 13, 2009, Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 and Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010).

10.6	— Credit Agreement dated as of November 26, 2009 among Celebrity Eclipse Inc., KfW IPEX-Bank GmbH, as agent for Euler Hermes Kreditversicherungs AG and administrative agent, and KfW IPEX-Bank GmbH, as lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 2, 2009).

10.7	— Credit Agreement dated as of March 15, 2010, as amended, among Allure of the Seas Inc., as borrower, Royal Caribbean Cruises Ltd. as guarantor, various financial institutions and Skandinaviska Enskilda Banken AB (publ), as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 19, 2010, Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 and Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010).

10.8	— US$525,000,000 Credit Agreement, dated as of November 19, 2010, among the Company, the various financial institutions as are or shall become parties thereto and Nordea Bank Finland plc, New York Branch, as administrative agent for the lender parties (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 19, 2010).

10.9*	— Amendment No. 1 dated as of November 19, 2010 to the US$525,000,000 Credit Agreement among the Company, the various financial institutions as are or shall become parties thereto and Nordea Bank Finland plc, New York Branch, as administrative agent for the lender parties.

10.10	— Office Building Lease Agreement dated July 25, 1989 between Miami-Dade County and the Company, as amended (incorporated by reference to Exhibits 10.116 and 10.117 to the Company’s Registration Statement on Form F-1, File No. 33-46157, filed with the Commission).

10.11	— Office Building Lease Agreement dated January 18, 1994 between Miami-Dade County and the Company (incorporated by reference to Exhibit 2.13 to the Company’s 1993 Annual Report on Form 20-F, File No. 1-11884).

10.12	— Multi-Tenant Office Lease Agreement dated May 3, 2000, as amended through January 26, 2010, between the Company and RT Miramar II, LLC (incorporated by reference to Exhibit 4.6 to the Company’s 2003 Annual Report on Form 20-F and Exhibit 10.17 to the Company’s 2009 Annual Report on Form 10-K).

10.13	— Lease Agreement dated January 24, 2005, as amended through March 20, 2006, between the Company and RC Springfield 2007, LLC (formerly Workstage-Oregon, LLC) (incorporated by reference to Exhibit 10.7 to the Company’s 2004 Annual Report on Form 10-K, Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and Exhibit 10.12 to the Company’s 2007 Annual Report on Form 10-K).

10.14	— Lease dated August 30, 2006 between DV3 Addlestone Limited, RCL Investments Ltd. (formerly Harmony Investments (Global) Limited) and the Company (incorporated by reference to Exhibit 10.12 to the Company’s 2006 Annual Report on Form 10-K).

10.15	— Royal Caribbean Cruises Ltd. 2000 Stock Award Plan, as Amended and Restated through September 18, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 8, 2005 and Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 22, 2006).

10.16	— Royal Caribbean Cruises Ltd. 2008 Equity Incentive Plan, as amended by Amendment No. 1 dated as of May 20, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 and Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010).

10.17	— Form of Royal Caribbean Cruises Ltd. 2008 Equity Incentive Plan Stock Option Award Agreement – Incentive Options (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).

10.18	— Form of Royal Caribbean Cruises Ltd. 2008 Equity Incentive Plan Stock Option Award Agreement – Nonqualified shares (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).

10.19	— Form of Royal Caribbean Cruises Ltd. 2008 Equity Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).

10.20	— Employment Agreement dated July 25, 2007, amended as of December 19, 2008, between the Company and Richard D. Fain (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 and Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2008).

10.21	— Employment Agreement dated July 25, 2007 between the Company and Adam M. Goldstein (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).

10.22	— Employment Agreement dated July 25, 2007 between Celebrity Cruises Inc. and Daniel J. Hanrahan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).

10.23	— Employment Agreement dated July 25, 2007 between the Company and Brian J. Rice (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).

10.24	— Employment Agreement dated July 25, 2007 between the Company and Harri U. Kulovaara (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).

10.25	— Description of consulting arrangement between the Company and William K. Reilly (incorporated by reference to Exhibit 10.16 to the Company’s 2004 Annual Report on Form 10-K).

10.26	— Royal Caribbean Cruises Ltd. Executive Short-Term Bonus Plan dated as of September 12, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).

10.27	— Royal Caribbean Cruises Ltd. et. al. Non Qualified Deferred Compensation Plan, formerly Royal Caribbean Cruises Ltd. et. al. Non Qualified 401(k) Plan, as amended through November 11, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 8, 2005, Exhibit 10.29 to the Company’s 2006 Annual Report on Form 10-K, Exhibit 10.28 to the Company’s 2007 Annual Report on Form 10-K, Exhibit 10.29 to the Company’s 2007 Annual Report on Form 10-K and Exhibit 10.36 to the Company’s 2008 Annual Report on Form 10-K).

10.28	— Royal Caribbean Cruises Ltd. Supplemental Executive Retirement Plan as amended through November 11, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 8, 2005, Exhibit 10.31 to the Company’s 2006 Annual Report on Form 10-K, Exhibit 10.31 to the Company’s 2007 Annual Report on Form 10-K, Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 and Exhibit 10.38 to the Company’s Annual Report on Form 10-K).

10.29*	— Summary of Royal Caribbean Cruises Ltd. Board of Directors Compensation.

10.30	— Cruise Policy effective as of October 3, 2007 for Members of the Board of Directors of the Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007).

10.31*	— Form of Royal Caribbean Cruises Ltd. 2008 Equity Incentive Plan Restricted Stock Unit Agreement – 2011 Director Grants.

12.1*	— Statement regarding computation of fixed charge coverage ratio.

21.1*	— List of Subsidiaries.

23.1*	— Consent of PricewaterhouseCoopers LLP, an independent registered certified public accounting firm.

23.2*	— Consent of Drinker Biddle & Reath LLP.

24.1*	— Power of Attorney

31.1*	— Certification of Richard D. Fain required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	— Certification of Brian J. Rice required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	— Certification of Richard D. Fain and Brian J. Rice pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
*	Filed herewith
**	Furnished herewith

Interactive Data File

101*	—The following financial statements from Royal Caribbean Cruises LTD.’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on February 24, 2011, formatted in XBRL, as follows:

(i)	the Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008;
(ii)	the Consolidated Balance Sheets at December 31, 2010 and 2009;
(iii)	the Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008;
(iv)	the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2010, 2009 and 2008; and
(v)	the Notes to the Consolidated Financial Statements, tagged as blocks to text.

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

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Royal Caribbean Cruises, Ltd. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Miami, Florida

February 24, 2011

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(in thousands, except per share data)

Passenger ticket revenues	$4,908,644	$4,205,709	$4,730,289
Onboard and other revenues	1,843,860	1,684,117	1,802,236

Total revenues	6,752,504	5,889,826	6,532,525

Cruise operating expenses:
Commissions, transportation and other	1,175,522	1,028,867	1,192,316
Onboard and other	480,564	457,772	458,385
Payroll and related	767,586	681,852	657,721
Food	388,205	345,272	342,620
Fuel	646,998	600,203	722,007
Other operating	999,201	957,136	1,030,617

Total cruise operating expenses	4,458,076	4,071,102	4,403,666
Marketing, selling and administrative expenses	848,079	761,999	776,522
Depreciation and amortization expenses	643,716	568,214	520,353

	5,949,871	5,401,315	5,700,541

Operating Income	802,633	488,511	831,984

Other income (expense):
Interest income	9,243	7,016	14,116
Interest expense, net of interest capitalized	(339,393)	(300,012)	(327,312)
Other income (expense)	74,984	(33,094)	54,934

	(255,166)	(326,090)	(258,262)

Net Income	$547,467	$162,421	$573,722

Basic Earnings per Share:
Net income	$2.55	$0.76	$2.69

Diluted Earnings per Share:
Net income	$2.51	$0.75	$2.68

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2010	2009
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$419,929	$284,619
Trade and other receivables, net	266,710	338,804
Inventories	126,797	107,877
Prepaid expenses and other assets	145,144	180,997
Derivative financial instruments	56,491	114,094

Total current assets	1,015,071	1,026,391
Property and equipment, net	16,769,181	15,268,053
Goodwill	759,328	792,373
Other assets	1,151,324	1,146,677

	$19,694,904	$18,233,494

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$1,198,929	$756,215
Accounts payable	249,047	264,554
Accrued interest	160,906	147,547
Accrued expenses and other liabilities	552,543	521,190
Customer deposits	1,283,073	1,059,524

Total current liabilities	3,444,498	2,749,030
Long-term debt	7,951,187	7,663,555
Other long-term liabilities	356,717	321,192

Commitments and contingencies (Note 14)

Shareholders’ equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 226,211,731 and 224,258,247 shares issued, December 31, 2010 and December 31, 2009, respectively)	2,262	2,243
Paid-in capital	3,027,130	2,973,495
Retained earnings	5,301,748	4,754,950
Accumulated other comprehensive income	25,066	182,733
Treasury stock (10,308,683 common shares at cost, December 31, 2010 and December 31, 2009)	(413,704)	(413,704)

Total shareholders’ equity	7,942,502	7,499,717

	$19,694,904	$18,233,494

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Operating Activities
Net income	$547,467	$162,421	$573,722
Adjustments:
Depreciation and amortization	643,716	568,214	520,353
Changes in operating assets and liabilities:
Decrease (increase) in trade and other receivables, net	146,498	(3,633)	28,150
Increase in inventories	(20,274)	(11,295)	(140)
(Increase) decrease in prepaid expenses and other assets	(10,954)	(3,085)	12,884
(Decrease) increase in accounts payable	(15,507)	16,424	22,322
Increase (decrease) in accrued interest	13,359	18,668	(3,571)
Increase in accrued expenses and other liabilities	72,161	15,391	39,766
Increase (decrease) in customer deposits	135,975	32,038	(118,541)
Cash received on settlement of derivative financial instruments	172,993	—	—
Other, net	(22,415)	49,738	(3,690)

Net cash provided by operating activities	1,663,019	844,881	1,071,255

Investing Activities
Purchases of property and equipment	(2,187,189)	(2,477,549)	(2,223,534)
Cash (paid) received on settlement of derivative financial instruments	(91,325)	110,830	269,815
Loans and equity contributions to unconsolidated affiliates	—	(181,683)	(52,323)
Proceeds from sale of Celebrity Galaxy	—	290,928	—
Proceeds from sale of investment in Island Cruises	—	—	51,400
Other, net	(9,404)	(16,983)	(22,607)

Net cash used in investing activities	(2,287,918)	(2,274,457)	(1,977,249)

Financing Activities
Proceeds from issuance of debt	2,420,262	2,317,158	2,223,402
Debt issuance costs	(90,782)	(61,157)	(23,872)
Repayments of debt	(1,600,265)	(948,467)	(987,547)
Dividends paid	—	—	(128,045)
Proceeds from exercise of common stock options	26,158	569	3,817
Other, net	1,587	4,103	(4,369)

Net cash provided by financing activities	756,960	1,312,206	1,083,386

Effect of exchange rate changes on cash	3,249	(889)	(5,298)

Net increase (decrease) in cash and cash equivalents	135,310	(118,259)	172,094
Cash and cash equivalents at beginning of year	284,619	402,878	230,784

Cash and cash equivalents at end of year	$419,929	$284,619	$402,878

Supplemental Disclosures
Cash paid during the year for:
Interest, net of amount capitalized	$297,477	$288,458	$321,206

Non-cash Investing Transactions
We accrued for purchases of property and equipment paid in 2009	$—	$—	$63,857

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	(in thousands)
Balances at January 1, 2008	2,235	2,942,935	4,114,877	120,955	(423,659)	6,757,343
Issuance under employee related plans	4	9,605	—	—	(701)	8,908
Common stock dividends	—	—	(96,070)	—	—	(96,070)
Changes related to cash flow derivative hedges	—	—	—	(430,051)	—	(430,051)
Change in defined benefit plans	—	—	—	(2,835)	—	(2,835)
Foreign currency translation adjustments	—	—	—	(8,005)	—	(8,005)
Net income	—	—	573,722	—	—	573,722

Balances at December 31, 2008	2,239	2,952,540	4,592,529	(319,936)	(424,360)	6,803,012
Issuance under employee related plans	4	20,955	—	—	—	20,959
Distribution of Rabbi Trust shares	—	—	—	—	10,656	10,656
Changes related to cash flow derivative hedges	—	—	—	458,220	—	458,220
Change in defined benefit plans	—	—	—	(2,562)	—	(2,562)
Foreign currency translation adjustments	—	—	—	47,011	—	47,011
Net income	—	—	162,421	—	—	162,421

Balances at December 31, 2009	2,243	2,973,495	4,754,950	182,733	(413,704)	7,499,717
Issuance under employee related plans	19	53,635	—	—	—	53,654
Dividends declared by Pullmantur Air, S.A.[1]	—	—	(669)	—	—	(669)
Changes related to cash flow derivative hedges	—	—	—	(123,180)	—	(123,180)
Change in defined benefit plans	—	—	—	(5,422)	—	(5,422)
Foreign currency translation adjustments	—	—	—	(29,065)	—	(29,065)
Net income	—	—	547,467	—	—	547,467

Balances at December 31, 2010	$2,262	$3,027,130	$5,301,748	$25,066	$(413,704)	$7,942,502

[1]	Dividends declared by Pullmantur Air, S.A. to its non-controlling shareholder. See Note 6. Other Assets for further information regarding Pullmantur Air, S.A.’s ownership structure.

Comprehensive income is as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Net income	$547,467	$162,421	$573,722
Changes related to cash flow derivative hedges	(123,180)	458,220	(430,051)
Change in defined benefit plans	(5,422)	(2,562)	(2,835)
Foreign currency translation adjustments	(29,065)	47,011	(8,005)

Total comprehensive income	$389,800	$665,090	$132,831

The following tables summarize activity in accumulated other comprehensive income (loss) related to derivatives designated as cash flow hedges, change in defined benefit plans and the foreign currency translation adjustments (in thousands):

	Year Ended December 31,
	2010	2009	2008
Accumulated net gain (loss) on cash flow derivative hedges at beginning of year	$166,028	$(292,192)	$137,859
Net (loss) gain on cash flow derivative hedges	(54,877)	376,128	(374,810)
Net (gain) loss reclassified into earnings	(68,303)	82,092	(55,241)

Accumulated net gain (loss) on cash flow derivative hedges at end of year	$42,848	$166,028	$(292,192)

	Changes related to cash flow derivative hedges	Change in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)
Accumulated other comprehensive gain at beginning of the year	$166,028	$(18,136)	$34,841	$182,733
Current-period change	(123,180)	(5,422)	(29,065)	(157,667)

Accumulated other comprehensive gain at end of year	$42,848	$(23,558)	$5,776	$25,066

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. General

Description of Business

We are a global cruise company. We own five cruise brands, Royal Caribbean International, Celebrity Cruises, Pullmantur, Azamara Club Cruises, and CDF Croisières de France with a combined total of 40 ships in operation at December 31, 2010. Our ships operate on a selection of worldwide itineraries that call on approximately 420 destinations. We also have a 50% investment in a joint venture which operates the brand TUI Cruises with TUI AG, a German-based multinational travel and tourism company.

Basis for Preparation of Consolidated Financial Statements

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Estimates are required for the preparation of financial statements in accordance with these principles. Actual results could differ from these estimates. All significant intercompany accounts and transactions are eliminated in consolidation. We consolidate the operating results of Pullmantur and its wholly-owned subsidiary, CDF Croisières de France, on a two-month lag to allow for more timely preparation of our consolidated financial statements. No material events or transactions affecting Pullmantur and its wholly-owned subsidiary, CDF Croisières de France, have occurred during the two-month lag that would require disclosure or adjustment to our consolidated financial statements as of December 31, 2010, except for the sale of Bleu De France, as described in Note 5. Property and Equipment. We consolidate entities over which we have control, usually evidenced by a direct ownership interest of greater than 50% and variable interest entities where we are determined to be the primary beneficiary. See Note 6. Other Assets for further information regarding our variable interest entities. For affiliates where significant influence over financial and operating policies exists, usually evidenced by a direct ownership interest from 20% to 50%, the investment is accounted for using the equity method.

Note 2. Summary of Significant Accounting Policies

Revenues and Expenses

Deposits received on sales of passenger cruises are initially recorded as customer deposit liabilities on our balance sheet. Customer deposits are subsequently recognized as passenger ticket revenues, together with revenues from onboard and other goods and services and all associated direct costs of a voyage, upon completion of voyages with durations of ten days or less, and on a pro-rata basis for voyages in excess of ten days. Revenues and expenses include taxes assessed by governmental authorities that are directly imposed on a revenue-producing transaction between a seller and a customer. The amounts included in passenger ticket revenues on a gross basis were $398.0 million, $303.2 million and $213.4 million for the years 2010, 2009 and 2008, respectively.

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

Advertising Costs

Advertising costs are expensed as incurred except those costs which result in tangible assets, such as brochures, which are treated as prepaid expenses and charged to expense as consumed. Advertising costs consist of media advertising as well as brochure, production and direct mail costs. Media advertising was $166.0 million, $152.2 million and $152.5 million, and brochure, production and direct mail costs were $104.1 million, $92.0 million and $100.0 million for the years 2010, 2009 and 2008, respectively.

Derivative Instruments

We enter into various forward, swap and option contracts to manage our interest rate exposure and to limit our exposure to fluctuations in foreign currency exchange rates and fuel prices. These instruments are recorded on the balance sheet at their fair value and the majority are designated as hedges. Our derivative instruments are not held for trading or speculative purposes.

At inception of the hedge relationship, a derivative instrument that hedges the exposure to changes in the fair value of a recognized asset or liability, or a firm commitment is designated as a fair value hedge. A derivative instrument that hedges a forecasted transaction or the variability of cash flows related to a recognized asset or liability is designated as a cash flow hedge.

Changes in the fair value of derivatives that are designated as fair value hedges are offset against changes in the fair value of the underlying hedged assets, liabilities or firm commitments. Gains and losses on derivatives that are designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) until the underlying hedged transactions are recognized in earnings.

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

Foreign Currency Translations and Transactions

We translate assets and liabilities of our foreign subsidiaries whose functional currency is the local currency, at exchange rates in effect at the balance sheet date. We translate revenues and expenses at weighted-average exchange rates for the period. Equity is translated at historical rates and the resulting foreign currency translation adjustments are included as a component of accumulated other comprehensive income (loss), which is reflected as a separate component of shareholders’ equity. Exchange gains or losses arising from the remeasurement of monetary assets and liabilities denominated in a currency other than the functional currency of the entity involved are immediately included in our earnings, except for certain liabilities that have been designated to act as a hedge of a net investment in a foreign operation or investment. The majority of our transactions are settled in United States dollars. Gains or losses resulting from transactions denominated in other currencies are recognized in income at each balance sheet date. Exchange gains and (losses) were $(9.5) million, ($21.1) million and $23.0 million for the years 2010, 2009 and 2008, respectively, and were recorded in other income (expense).

Concentrations of Credit Risk

We monitor our credit risk associated with financial and other institutions with which we conduct significant business and, to minimize these risks, we select counterparties with credit risks acceptable to us and we limit our exposure to an individual counterparty. Credit risk, including but not limited to counterparty nonperformance under derivative instruments, our revolving credit facilities and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions and insurance companies with which we have long-term relationships and have credit risks acceptable to us or the credit risk is spread out among a large number of counterparties. In addition, our exposure under foreign currency contracts, fuel call options, interest rate and fuel swap agreements that are in-the-money are limited to the incremental cost of transacting at market prices without any hedge offset or of replacing the contracts at market price. We do not anticipate nonperformance by any of our significant counterparties. In addition, we have established guidelines regarding credit ratings and instrument maturities that we follow to maintain safety and liquidity. We do not normally require collateral or other security to support credit relationships; however, in certain circumstances this option is available to us. We normally require guarantees to support new ship progress payments to shipyards.

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

Segment Reporting

We operate five wholly-owned cruise brands, Royal Caribbean International, Celebrity Cruises, Pullmantur, Azamara Club Cruises and CDF Croisières de France. The brands have been aggregated as a single reportable segment based on the similarity of their economic characteristics, types of customers, regulatory environment, maintenance requirements, supporting systems and processes as well as products and services provided. Our Chairman and Chief Executive Officer has been identified as the chief operating decision-maker and all significant operating decisions including the allocation of resources are based upon the analyses of the Company as one segment.

Information by geographic area is shown in the table below. Passenger ticket revenues are attributed to geographic areas based on where the reservation originates.

	2010	2009	2008
Passenger ticket revenues:
United States	55%	54%	60%
All other countries	45%	46%	40%

Recently Adopted Accounting Pronouncements

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

In January 2010, we adopted authoritative guidance which requires enhanced disclosures for fair value measurements. This guidance requires entities to separately disclose the amounts and reasons of significant transfers in and out of the first two levels of the fair value hierarchy. Entities are also required to present information about purchases, sales, issuances and settlements of fair value measurements within the third level of the fair value hierarchy on a gross basis. We adopted this authoritative guidance, with the exception of the disclosures about purchases, sales, issuance and settlements which will be effective for our fiscal year 2011 interim and annual consolidated financial statements. The adoption of this guidance did not have an impact on our 2010 consolidated financial statements. The remaining disclosures will be added to our future filings when applicable.

In October 2010, we adopted authoritative guidance which requires enhanced and disaggregated disclosures about the credit quality of financing receivables and the allowance for credit losses. The disclosures provide additional information about the nature of credit risks inherent in financing receivables, how credit risk is analyzed and assessed in determining the allowance for credit losses, and the reasons for any changes to the allowance for credit losses. We adopted this authoritative guidance, with the exception of the disclosures of reporting period activity (e.g. rollforward disclosures) which will be effective for our fiscal year 2011 interim and annual consolidated financial statements. The adoption of this guidance did not have a material impact on our 2010 consolidated financial statements. The remaining disclosures will be added to our future filings when applicable. See Note 6. Other Assets for our disclosures required under this guidance.

Note 3. Goodwill

In 2010, 2009 and 2008, we completed our annual goodwill impairment test and determined there was no impairment. The carrying amount of goodwill attributable to our Royal Caribbean International and the Pullmantur reporting units was as follows (in thousands):

	Royal Caribbean International	Pullmantur	Total
Balance at December 31, 2008	283,723	495,523	779,246
Foreign currency translation adjustment	—	13,127	13,127

Balance at December 31, 2009	$283,723	$508,650	$792,373

Foreign currency translation adjustment	—	(33,045)	(33,045)

Balance at December 31, 2010	$283,723	$475,605	$759,328

We performed our annual impairment review for goodwill during the fourth quarter of 2010. We determined the fair value of our reporting units which include goodwill, using a probability-weighted discounted cash flow model. The principal assumptions used in the discounted cash flow model are projected operating results, weighted-average cost of capital, and terminal value. Cash flows were calculated using our 2011 projected operating results as a base. To that base we added future years’ cash flows assuming multiple revenue and expense scenarios that reflect the impact on each reporting unit of different global economic environments beyond 2011. We assigned a probability to each revenue and expense scenario.

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

The estimation of fair value utilizing discounted expected future cash flows includes numerous uncertainties which require our significant judgment when making assumptions of expected revenues, operating costs, marketing, selling and administrative expenses, interest rates, ship additions and retirements as well as assumptions regarding the cruise vacation industry competition and general economic and business conditions, among other factors. The Spanish economy has been harder impacted than most other economies around the world where we operate and there is significant uncertainty as to whether or when it will recover. If that economy weakens more than contemplated in our discounted cash flow model, that could trigger an impairment charge. The Pullmantur reporting unit’s fair value exceeded its carrying value by 37% as of December 31, 2010. It is reasonably possible that significant changes to our projected operating results utilized in the impairment analysis, especially our future net yield assumptions, could lead to an impairment of the Pullmantur reporting unit’s goodwill.

Note 4. Intangible Assets

Intangible assets consist of the following (in thousands):

	2010	2009
Indefinite-life intangible asset – Pullmantur trademarks and trade names	$241,563	$235,610
Foreign currency translation adjustment	(15,884)	5,953

Total	$225,679	$241,563

We performed the annual impairment review of our trademarks and trade names during the fourth quarter of 2010 using a discounted cash flow model and the relief-from-royalty method. The royalty rate used is based on comparable royalty agreements in the tourism and hospitality industry. We used the same discount rate used in valuing the Pullmantur reporting unit in our goodwill impairment test. Based on the discounted cash flow model, we determined the fair value of our trademarks and trade names exceeded their carrying value by 19% at December 31, 2010. The Spanish economy has been harder impacted than most other economies around the world where we trade and there is significant uncertainty as to whether or when it will recover. It is reasonably possible that significant changes to our projected operating results utilized in the impairment analysis, especially our future net yield assumptions, could lead to an impairment of our trademarks and trade names.

Finite-life intangible assets and related accumulated amortization are immaterial to our 2010, 2009, and 2008 consolidated financial statements.

Note 5. Property and Equipment

Property and equipment consists of the following (in thousands):

	2010	2009
Land	$16,688	$16,688
Ships	20,454,964	18,101,001
Ships under construction	250,702	562,530
Other	905,071	880,188

	21,627,425	19,560,407
Less — accumulated depreciation and amortization	(4,858,244)	(4,292,354)

	$16,769,181	$15,268,053

Ships under construction include progress payments for the construction of new ships as well as planning, design, interest, commitment fees and other associated costs. We capitalized interest costs of $26.0 million, $41.1 million and $44.4 million for the years 2010, 2009 and 2008, respectively.

In November 2010, we sold Bleu de France to an unrelated third party for $55.0 million. As part of the sale agreement, we chartered the Bleu de France from the buyer for a period of one year from the sale date to fulfill existing passenger commitments. The sale resulted in an immaterial gain that will be recognized over the charter period.

Atlantic Star is currently not in operation. During 2009, we classified the ship as held for sale within other assets in our consolidated balance sheets and recognized a charge of $7.1 million to reduce the carrying value of the ship to its fair value less cost to sell. This amount was recorded within other operating expenses in our consolidated statements of operations. Management continues to actively pursue the sale of the ship.

Note 6. Other Assets

Variable Interest Entities

Variable Interest Entities (“VIEs”), are entities in which the equity investors have not provided enough equity to finance its activities or the equity investors (1) cannot directly or indirectly make decisions about the entity’s activities through their voting rights or similar rights; (2) do not have the obligation to absorb the expected losses of the entity; (3) do not have the right to receive the expected residual returns of the entity; or (4) have voting rights that are not proportionate to their economic interests and the entity’s activities involve or are conducted on behalf of an investor with a disproportionately small voting interest.

We have determined that our 40% noncontrolling interest in Grand Bahamas Shipyard Ltd., a ship repair and maintenance facility which we initially invested in 2001, is a VIE. The facility serves cruise and cargo ships, oil and gas tankers, and offshore units. We utilize this facility, among other ship repair facilities, for our regularly scheduled drydocks and certain emergency repairs as may be required. As of December 31, 2010, we had loans and interest due from this facility of approximately $64.1 million which is also our maximum exposure to loss as we are not contractually required to provide any financial or other support to the facility. The majority of these loans are in non-accrual status. We monitor credit risk associated with these loans through our participation on the facility’s board of directors along with our review of the facility’s financial statements and projected cash flows. Based on this review, we believe the risk of loss associated with these loans is remote as of December 31, 2010.

We have determined we are not the primary beneficiary of this facility as we do not have the power to direct the activities that most significantly impact the facility’s economic performance. Accordingly, we do not consolidate this entity and account for this investment under the equity method of accounting.

In conjunction with our acquisition of Pullmantur in 2006, we obtained a 49% noncontrolling interest in Pullmantur Air, S.A. (“Pullmantur Air”), a small air business that operates four aircrafts in support of Pullmantur’s operations. We have determined Pullmantur Air is a VIE for which we are the primary beneficiary as we have the power to direct the activities that most significantly impact its economic performance and are obligated to absorb its losses. In accordance with authoritative guidance, we have consolidated the assets and liabilities of Pullmantur Air. We do not disclose the assets and liabilities of Pullmantur Air as they are immaterial to our December 31, 2010 consolidated financial statements.

We have determined that our 50% interest in the TUI Cruises GmbH joint venture with TUI AG, which operates the brand TUI Cruises, is a VIE. As of December 31, 2010, our investment in this entity which is substantially our maximum exposure to loss, was approximately $190.8 million and was included within other assets in our consolidated balance sheets. We have determined that we are not the primary beneficiary of TUI Cruises. We believe that the power to direct the activities that most significantly impact TUI Cruises’ economic performance are shared between ourselves and TUI AG. All the significant operating and financial decisions of TUI Cruises require the consent of both parties which we believe creates shared power over TUI Cruises. Accordingly, we do not consolidate this entity and account for this investment under the equity method of accounting.

Note 7. Long-Term Debt

Long-term debt consists of the following (in thousands):

	2010	2009
$1.225 billion unsecured revolving credit facility, LIBOR plus 0.80%, currently 1.08% and a facility fee of 0.20%, due June 2012	$545,000	$650,000
$525 million unsecured revolving credit facility, LIBOR plus 2.75% and a facility fee of 0.6875%, due 2014	—	—
Unsecured senior notes and senior debentures, 6.88% to 11.88%, due 2011 through 2016, 2018 and 2027	2,548,722	2,784,552
€1.0 billion unsecured senior notes, 5.63%, due 2014	1,427,322	1,526,126
$300 million unsecured term loan, LIBOR plus 0.80%, due through 2010	—	50,000
Unsecured term loan, LIBOR plus 3.0%, currently 3.29%, due 2011	100,000	100,000
$225 million unsecured term loan, LIBOR plus 1.25%, currently 1.55%, due through 2012	64,238	96,390
$570 million unsecured term loan, 4.20%, due through 2013	203,571	285,000
$589 million unsecured term loan, 4.64%, due through 2014	294,500	378,643
$530 million unsecured term loan, LIBOR plus 0.62%, currently 1.07%, due through 2015	340,714	416,429
$519 million unsecured term loan, LIBOR plus 0.45%, currently 0.90%, due through 2020	432,622	475,884
[1]$420 million unsecured term loan, 5.41%, due through 2021	385,000	420,000
[1]$420 million unsecured term loan, LIBOR plus 3.0%, currently 3.45%, due through 2021	385,000	420,000
[1]€159.4 million unsecured term loan, EURIBOR plus 2.25%, currently 3.50%, due through 2021	195,598	228,398
$524.5 million unsecured term loan, LIBOR plus 0.50%, currently 1.23%, due through 2021	480,791	524,500
$566.1 million unsecured term loan, LIBOR plus 0.37%, currently 0.83%, due through 2022	542,483	—
$1.1 billion unsecured term loan, LIBOR plus 2.20%, currently 2.65%, due through 2022	1,130,000	—
$7.3 million unsecured term loan, 7.0%, due through 2022	6,715	6,868
$30.3 million unsecured term loan, LIBOR plus 3.75%, currently 4.04%, due through 2020	9,193	—
Capital lease obligations	58,647	56,980

	9,150,116	8,419,770
Less — current portion	(1,198,929)	(756,215)

Long-term portion	$7,951,187	$7,663,555

[1]	Correspond to Oasis of the Seas unsecured term loan. With respect to 60% of the financing, the lenders have the ability to exit the facility on the sixth anniversary of the loan.

During 2010, we took delivery of Celebrity Eclipse. To finance the purchase, we borrowed $566.1 million under an unsecured term loan which is 95% guaranteed by Hermes, the official export credit agency of Germany. The loan amortizes over 12 years and bears interest at LIBOR plus a margin of 0.37%, currently approximately 0.83%.

During 2010, we took delivery of Allure of the Seas. To finance the purchase, we borrowed $1.1 billion under an unsecured term loan which is 95% guaranteed by Finnvera, the official export credit agency of Finland. The loan amortizes over 12 years and each of the lenders has the ability upon proper notice to exit the facility on the seventh anniversary of the credit agreement. The loan bears interest at LIBOR plus a margin of 2.20%, currently approximately 2.65%.

During 2010, we entered into a $525.0 million unsecured revolving credit facility bearing interest at LIBOR plus a margin of 2.75% and a facility fee of 0.6875% due 2014.

During 2009, we entered into a credit agreement based on terms originally agreed to in June 2007 providing financing for Celebrity Silhouette which is scheduled for delivery in the third quarter of 2011. The credit agreement provides for an unsecured term loan for up to 80% of the purchase price of the vessel which will be 95% guaranteed by Hermes, the official export credit agency of Germany and will be funded at delivery. The loan will have a 12-year life with semi-annual amortization, and will bear interest at our election of either a fixed rate of 5.82% (inclusive of the applicable margin) or a floating rate at LIBOR plus a margin of 0.40%.

During 2008, we entered into a credit agreement based on terms originally agreed to in April 2008 providing financing for Celebrity Reflection which is scheduled for delivery in the fourth quarter of 2012. The credit agreement provides for an unsecured term loan for up to 80% of the purchase price of the vessel which will be 95% guaranteed by Hermes, the official export credit agency of Germany and will be funded at delivery. The loan will have a 12-year life with semi-annual amortization, and will bear interest at our election of either a fixed rate of 4.13% (inclusive of the applicable margin) or a floating rate at LIBOR plus a margin of 0.40%.

Under certain of our agreements, the contractual interest rate and commitment fee vary with our debt rating.

The unsecured senior notes and senior debentures are not redeemable prior to maturity.

Our financing agreements contain covenants that require us, among other things, to maintain minimum net worth of at least $5.4 billion, a fixed charge coverage ratio of at least 1.25x and limit our net debt-to-capital ratio to no more than 62.5%. The fixed charge coverage ratio is calculated by dividing net cash from operations for the past four quarters by the sum of dividend payments plus scheduled principal debt payments in excess of any new financings for the past four quarters. Our minimum net worth and maximum net debt-to-capital calculations exclude the impact of accumulated other comprehensive income (loss) on total shareholders’ equity. We are currently well in excess of all debt covenant requirements. The specific covenants and related definitions can be found in the applicable debt agreements, the majority of which have been previously filed with the Securities and Exchange Commission.

Following is a schedule of annual maturities on long-term debt including capital leases as of December 31, 2010 for each of the next five years (in thousands):

Year
2011	$1,198,929
2012	1,142,775
2013	1,422,323
2014	1,864,791
2015	651,393
Thereafter	2,869,905

$9,150,116

Note 8. Shareholders’ Equity

We declared cash dividends on our common stock of $0.15 per share in the first three quarters of 2008. Commencing in the fourth quarter 2008, our Board of Directors discontinued the issuance of quarterly dividends. As a result, we did not declare cash dividends in 2010 or 2009.

Note 9. Stock-Based Employee Compensation

We have four stock-based compensation plans, which provide for awards to our officers, directors and key employees. The plans consist of a 1990 Employee Stock Option Plan, a 1995 Incentive Stock Option Plan, a 2000 Stock Award Plan, and a 2008 Equity Plan. The 1990 Stock Option Plan and the 1995 Incentive Stock Option Plan terminated by their terms in March 2000 and February 2005, respectively. The 2000 Stock Award Plan, as amended, and the 2008 Equity Plan, as amended, provide for the issuance of up to 13,000,000 and 11,000,000 shares of our common stock, respectively, pursuant to grants of (i) incentive and non-qualified stock options, (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units and (v) performance shares. Each of these stock-based compensation plans has stock awards outstanding as of December 31, 2010, with the exception of stock awards issued under the 1990 Employee Stock Option Plan as remaining awards outstanding under this plan expired during 2009. During any calendar year, no one individual shall be granted awards of more than 500,000 shares. Options and restricted stock units outstanding as of December 31, 2010 vest in equal installments over four to five years from the date of grant. Options and restricted stock units are forfeited if the recipient ceases to be a director or employee before the shares vest. Options are granted at a price not less than the fair value of the shares on the date of grant and expire not later than ten years after the date of grant.

We also provide an Employee Stock Purchase Plan (“ESPP”) to facilitate the purchase by employees of up to 800,000 shares of common stock in the aggregate. Offerings to employees are made on a quarterly basis. Subject to certain limitations, the purchase price for each share of common stock is equal to 90% of the average of the market prices of the common stock as reported on the New York Stock Exchange on the first business day of the purchase period and the last business day of each month of the purchase period. Shares of common stock of 30,054, 65,005 and 36,836 were issued under the ESPP at a weighted-average price of $27.87, $12.78 and $20.97 during 2010, 2009 and 2008, respectively.

Under the chief executive officer’s employment agreement we contributed 10,086 shares of our common stock quarterly to a trust on his behalf. In January 2009, the employment agreement and related trust agreement were amended. Consequently, in January 2009, 768,018 shares were distributed from the trust and beginning in January 2009 quarterly share distributions are issued directly to the chief executive officer.

Total compensation expense recognized for employee stock-based compensation for the years ended December 31, 2010, 2009 and 2008 were as follows:

	Employee Stock-Based Compensation
Location of expense (income)	2010	2009	2008
In thousands
Marketing, selling and administrative expenses	$27,598	$16,157	$6,373
Payroll and related expenses (income)	475	615	(712)

Total Compensation Expense	$28,073	$16,772	$5,661

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The estimated fair value of stock options, less estimated forfeitures, is amortized over the vesting period using the graded-vesting method. The assumptions used in the Black-Scholes option-pricing model are as follows:

	2010	2009	2008

Dividend yield	0.0%	0.0%	1.9%
Expected stock price volatility	45.0%	55.0%	31.4%
Risk-free interest rate	2.6%	1.8%	2.8%
Expected option life	6 years	5 years	5 years

Expected volatility was based on a combination of historical and implied volatilities. The risk-free interest rate was based on United States Treasury zero coupon issues with a remaining term equal to the expected option life assumed at the date of grant. The expected term was calculated based on historical experience and represents the time period options actually remain outstanding. We estimate forfeitures based on historical pre-vesting forfeiture rates and revise those estimates as appropriate to reflect actual experience. In 2008, we increased our estimated forfeiture rate from 4% for options and 8.5% for restricted stock units to 20% to reflect changes in employee retention rates. This resulted in a benefit of approximately $9.2 million in 2008, of which approximately $8.2 million and $1.0 million was included within marketing, selling and administrative expenses and payroll and related expenses, respectively.

Stock options activity and information about stock options outstanding are summarized in the following tables:

Stock Options Activity	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value[1]
			(years)	(in thousands)
Outstanding at January 1, 2010	7,468,494	$27.77	5.92	$44,047
Granted	1,013,647	$25.37
Exercised	(1,503,212)	$17.47
Canceled	(818,036)	$40.74

Outstanding at December 31, 2010	6,160,893	$28.14	6.62	$118,283

Vested and expected to vest at December 31, 2010	5,726,324	$28.76	6.48	$106,415
Options Exercisable at December 31, 2010	2,932,018	$35.97	4.90	$33,454

[1]	The intrinsic value represents the amount by which the fair value of stock exceeds the option exercise price as of December 31, 2010.

The weighted-average estimated fair value of stock options granted was $11.69, $3.68 and $8.72 during the years ended December 31, 2010, 2009 and 2008, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2010, 2009 and 2008 was $26.9 million, $0.5 million and $2.0 million, respectively. As of December 31, 2010, there was approximately $7.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under our stock incentive plans which is expected to be recognized over a weighted-average period of 1.2 years.

Restricted stock units are converted into shares of common stock upon vesting on a one-for-one basis. The cost of these awards is determined using the fair value of our common stock on the date of the grant, and compensation expense is recognized over the vesting period. Restricted stock activity is summarized in the following table:

Restricted Stock Activity	Number of Awards	Weighted- Average Grant Date Fair Value

Non-vested share units at January 1, 2010	1,498,217	$18.26
Granted	615,309	$25.32
Vested	(459,651)	$26.67
Canceled	(22,025)	$27.08

Non-vested share units expected to vest as of December 31, 2010	1,631,850	$18.43

The weighted-average estimated fair value of restricted stock units granted during the year ended December 31, 2009, and 2008 were $18.26 and $36.24, respectively. As of December 31, 2010, we had $8.5 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock unit grants, which will be recognized over the weighted-average period of 1.2 years.

Note 10. Earnings Per Share

A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Year Ended December 31,
	2010	2009	2008

Net income for basic and diluted earnings per share	$547,467	$162,421	$573,722

Weighted-average common shares outstanding	215,026	213,809	213,477
Dilutive effect of stock options and restricted stock awards	2,685	1,486	718
Diluted weighted-average shares outstanding	217,711	215,295	214,195

Basic earnings per share:
Net income	$2.55	$0.76	$2.69

Diluted earnings per share:
Net income	$2.51	$0.75	$2.68

Diluted earnings per share did not include options to purchase 2.6 million, 5.0 million and 5.3 million shares for each of the years ended December 31, 2010, 2009 and 2008, respectively, because the effect of including them would have been antidilutive.

Note 11. Retirement Plan

We maintain a defined contribution pension plan covering full-time shoreside employees who have completed the minimum period of continuous service. Annual contributions to the plan are based on fixed percentages of participants’ salaries and years of service, not to exceed certain maximums. Pension expenses were $13.3 million, $13.6 million and $17.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Income tax (expense) benefit for items not qualifying under Section 883 or under tonnage tax regimes and for the remainder of our subsidiaries was approximately $(21.0) million, $5.0 million and $(2.6) million for the years ended December 31, 2010, 2009 and 2008, respectively. All interest expense and penalties related to income tax liabilities are classified as income tax expense in other income (expense). During 2009, we recorded an out of period adjustment of approximately $12.3 million to correct an error in the calculation of our deferred tax liability. We reduced the deferred tax liability to reflect a change in the enacted Spanish statutory tax rate used to calculate the liability in 2006 which was identified during 2009.

We do not expect to incur income taxes on future distributions of undistributed earnings of foreign subsidiaries. Consequently, no deferred income taxes have been provided for the distribution of these earnings.

Deferred tax assets and liabilities related to our U.S. taxable activities are not material as of December 31, 2010 and 2009. Deferred tax assets and liabilities related to our non-U.S. taxable activities are primarily a result of Pullmantur’s operations. As of December 31, 2010 and 2009, Pullmantur had deferred tax assets of $35.6 million and $41.1 million, respectively, resulting from net operating losses. Net operating losses will expire in years 2021 through 2025. Total losses available for carry forwards as of December 31, 2010 and 2009 are $118.8 million and $137.1 million, respectively.

We regularly review deferred tax assets for recoverability based on our history of earnings, expectations for future earnings, and tax planning strategies. As of December 31, 2010, we believe it is more likely than not that we will recover Pullmantur’s deferred tax assets based on our expectation of future earnings and implementation of tax planning strategies. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income to support the amount of deferred taxes. Pullmantur’s operations are significantly influenced by the Spanish economy which has been harder impacted than most other economies around the world where we trade and there is significant uncertainty as to whether or when it will recover. As a result, it is possible we may need to establish a valuation allowance for a portion or all of the deferred tax asset balance if future earnings do not meet expectations or we are unable to successfully implement our tax planning strategies.

Note 13. Fair Value Measurements and Derivative Instruments

Fair Value Measurements

The Company uses quoted prices in active markets when available to determine the fair value of its financial instruments. The estimated fair value of our financial instruments that are not measured at fair value on a recurring basis are as follows (in thousands):

	At December 31, 2010	At December 31, 2009

Long-term debt (including current portion of long-term debt)	$8,775,875	$7,744,915

Long-Term Debt

The fair values of our senior notes and senior debentures were estimated by obtaining quoted market prices. The fair values of all other debt were estimated using the present value of expected future cash flows which incorporates our risk profile.

Other Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value at December 31, 2010 and December 31, 2009.

In addition, assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy.

The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2010 Using				Fair Value Measurements at December 31, 2009 Using
Description	Total	Level 1[1]	Level 2[2]	Level 3[3]	Total	Level 1[1]	Level 2[2]	Level 3[3]

Assets:
Derivative financial instruments[4]	$195,944	—	195,944	—	$385,760	—	375,762	9,998
Investments[5]	$7,974	7,974	—	—	$8,923	8,923	—	—

Total Assets	$203,918	$7,974	$195,944	$—	$394,683	$8,923	$375,762	$9,998

Liabilities:
Derivative financial instruments[6]	$88,491	—	88,491	—	$79,337	—	79,337	—

Total Liabilities	$88,491	$—	$88,491	$—	$79,337	$—	$79,337	$—

1.	Inputs based on quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Valuation of these items does not entail a significant amount of judgment.
2.	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. For foreign currency forward contracts, interest rate, cross currency and fuel swaps, fair value is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms such as maturity, as well as other inputs such as exchange rates, fuel types, fuel curves, interest rate yield curves, creditworthiness of the counterparty and the Company. Starting in the fourth quarter of 2010, fair value for fuel call options is determined by using the prevailing market price for the instruments consisting of published price quotes for similar assets based on recent transactions in an active market.
3.	For 2009, fair value for fuel call options was derived using standard option pricing models with inputs based on the options’ contract terms, such as exercise price and maturity, and data either readily available or derived from public market information, such as fuel curves, volatility levels and discount rates. Categorized as Level 3 because certain inputs (principally volatility) are unobservable.

4.	Consists of foreign currency forward contracts, interest rate, cross currency, fuel swaps and fuel call options. Please refer to the “Fair Value of Derivative Instruments” table for breakdown by instrument type.
5.	Consists of exchange-traded equity securities and mutual funds.
6.	Consists of fuel swaps and foreign currency forward contracts. Please refer to the “Fair Value of Derivative Instruments” table for breakdown by instrument type.

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

During 2009, we classified the Atlantic Star as held for sale and recognized a charge of $7.1 million to reduce the carrying value of the ship to its fair value less cost to sell based on a firm offer received during 2009. This amount was recorded within other operating expenses in our consolidated statement of operations. We determined the fair market value of the Atlantic Star as of December 31, 2010 based on comparable ship sales adjusted for the condition, age and size of the ship. We have categorized these inputs as Level 3 because they are largely based on our own assumptions. As of December 31, 2010, the carrying amount of the Atlantic Star which we still believe represents its fair value was $46.4 million.

The following table presents a reconciliation of the Company’s fuel call options’ beginning and ending balances as follows (in thousands):

Year Ended December 31, 2010	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Year Ended December 31, 2009	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fuel Call Options		Fuel Call Options
Balance at January 1, 2010	$9,998	Balance at January 1, 2009	$—
Total gains or losses (realized /unrealized)		Total gains or losses (realized /unrealized)
Included in other income (expense)	(2,824)	Included in other income (expense)	(2,538)
Purchases, issuances, and settlements	24,539	Purchases, issuances, and settlements	12,536
Transfers in and/or (out) of Level 3	(31,713)	Transfers in and/or (out) of Level 3	—

Balance at December 31, 2010	$—	Balance at December 31, 2009	$9,998

The amount of total gains or losses for the period included in other income (expense) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(2,824)	The amount of total gains or losses for the period included in other income (expense) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(2,538)

During the fourth quarter of 2010, we changed our valuation technique for fuel call options to a market approach method which employs inputs that are observable. The fair value for fuel call options is determined by using the prevailing market price for the instruments consisting of published price quotes for similar assets based on recent transactions in an active market. We believe that Level 2 categorization is appropriate due to an increase in the observability and transparency of significant inputs. Previously, we derived the fair value of our fuel call options using standard option pricing models with inputs based on the options’ contract terms and data either readily available or formulated from public market information. The fuel call options were categorized as Level 3 because certain inputs, principally volatility, were unobservable.

Net transfers in and/or out of Level 3 are reported as having occurred at the end of the quarter in which the transfer occurred; therefore, gains or losses reflected in the table above for 2010 include fourth quarter fuel call option gains or losses.

The reported fair values are based on a variety of factors and assumptions. Accordingly, the fair values may not represent actual values of the financial instruments and long-lived assets that could have been realized as of December 31, 2010 or December 31, 2009, or that will be realized in the future and do not include expenses that could be incurred in an actual sale or settlement.

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

We enter into various forward, swap and option contracts to manage our interest rate exposure and to limit our exposure to fluctuations in foreign currency exchange rates and fuel prices. These instruments are recorded on the balance sheet at their fair value and the majority are designated as hedges. We also have non-derivative financial instruments designated as hedges of our net investment in foreign operations.

At inception of the hedge relationship, a derivative instrument that hedges the exposure to changes in the fair value of a firm commitment or a recognized asset or liability is designated as a fair value hedge. A derivative instrument that hedges a forecasted transaction or the variability of cash flows related to a recognized asset or liability is designated as a cash flow hedge.

Changes in the fair value of derivatives that are designated as fair value hedges are offset against changes in the fair value of the underlying hedged assets, liabilities or firm commitments. Gains and losses on derivatives that are designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) until the underlying hedged transactions are recognized in earnings. The foreign-currency transaction gain or loss of our non-derivative financial instruments designated as hedges of our net investment in foreign operations are recognized as a component of accumulated other comprehensive income (loss) along with the associated foreign currency translation adjustment of the foreign operation.

On an ongoing basis, we assess whether derivatives used in hedging transactions are “highly effective” in offsetting changes in the fair value or cash flow of hedged items. We use the long-haul method to assess hedge effectiveness using regression analysis for each hedge relationship under our interest rate, foreign currency and fuel hedging programs. We apply the same methodology on a consistent basis for assessing hedge effectiveness to all hedges within each hedging program (i.e. interest rate, foreign currency and fuel). We perform regression analyses over an observation period commensurate with the contractual life of the derivative instrument up to three years. High effectiveness is achieved when a statistically valid relationship reflects a high degree of offset and correlation between the fair values of the derivative instrument and the hedged item. The determination of ineffectiveness is based on the amount of dollar offset between the change in fair value of the derivative instrument and the change in fair value of the hedged item at the end of the reporting period. If it is determined that a derivative is not highly effective as a hedge or hedge accounting is discontinued, any change in fair value of the derivative since the last date at which it was determined to be effective is recognized in earnings. In addition, the ineffective portion of our highly effective hedges is recognized in earnings immediately and reported in other income (expense) in our consolidated statements of operations.

Cash flows from derivative instruments that are designated as fair value or cash flow hedges are classified in the same category as the cash flows from the underlying hedged items. In the event that hedge accounting is discontinued, cash flows subsequent to the date of discontinuance are classified consistent with the nature of the instrument.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our long-term debt obligations including future interest payments. At December 31, 2010, approximately 49% of our long-term debt was effectively fixed and approximately 51% was floating as compared to 43% and 57% as of December 31, 2009, respectively. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense. We assess the risk that changes in interest rates will have either on the fair value of debt obligations or on the amount of future interest payments by monitoring changes in interest rate exposures and by evaluating hedging opportunities.

Market risk associated with our long-term fixed rate debt is the potential increase in fair value resulting from a decrease in interest rates. We use interest rate swap agreements that effectively convert a portion of our fixed-rate debt to a floating-rate basis to manage this risk. At December 31, 2010 and 2009, we maintained interest rate swap agreements that effectively changed $350.0 million of debt with a fixed rate of 7.25% to LIBOR-based floating rate debt plus a margin of 1.72%, currently approximately 2.18%. These interest rate swap agreements are accounted for as fair value hedges.

In an effort to increase our percentage of fixed rate debt, during 2010, we terminated our interest rate swap agreements that effectively changed €1.0 billion of debt with a fixed rate of 5.625% to EURIBOR-based floating rate debt and our cross currency swap agreements that effectively changed €300.0 million of the €1.0 billion floating EURIBOR-based debt to $389.1 million of floating LIBOR-based debt. Upon termination of these swaps, we received net cash proceeds of approximately $115.4 million. The swaps were designated as fair value hedges and terminating the swaps did not result in a gain or loss. We accounted for the termination of these swaps by recording the cash received and removing the fair value of the instruments from our consolidated balance sheets. In addition, approximately $91.1 million, which represents an increase to the carrying amount of the €1.0 billion debt, is being amortized as a reduction to interest expense over the remaining life of the debt. The increase to the carrying amount of the debt is reported in long-term debt.

During the years ended December 31, 2010 and 2009, we recognized in earnings, a net gain of approximately $7.0 million and a net loss of approximately $9.4 million, respectively, which represented the total ineffectiveness of the fair value hedges pertaining to interest rate and cross currency swaps. The amount for 2009 includes an out of period adjustment of approximately $7.1 million which represents the cumulative reduction in the fair value of certain interest rate swaps during 2007 and 2008 due to an error in data embedded in the software we use to assist with calculating the fair value of our interest rate swaps.

The notional amount of outstanding debt related to interest rate swaps as of December 31, 2010 and 2009 was $350.0 million and $1.8 billion, respectively. The notional amount of outstanding debt related to cross currency swaps as of December 31, 2009 was $389.1 million.

Foreign Currency Exchange Rate Risk

Our primary exposure to foreign currency exchange rate risk relates to our ship construction firm commitments denominated in euros and a portion of our euro-denominated debt. We enter into euro-denominated forward contracts and cross currency swap agreements to manage our exposure to movements in foreign currency exchange rates. During 2010, we entered into cross currency swap agreements that effectively changed €400.0 million of the €1.0 billion debt with a fixed rate of 5.625% to $509.0 million of debt at a weighted-average fixed rate of 6.625%.

Approximately 2.2% and 9.0% of the aggregate cost of the ships on order was exposed to fluctuations in the euro exchange rate at December 31, 2010 and December 31, 2009, respectively. The majority of our foreign exchange contracts and our cross currency swap agreements are accounted for as fair value or cash flow hedges depending on the designation of the related hedge.

The notional amount of outstanding foreign exchange contracts including our cross currency swap agreements as of December 31, 2010 and 2009 was $2.5 billion and $3.4 billion, respectively.

We consider our investments in our foreign operations to be denominated in relatively stable currencies and of a long-term nature. We partially address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries’ and investments’ functional currencies. As of December 31, 2010 and 2009, we have assigned debt of approximately €327.7 million and €346.8 million, or approximately $438.7 million and $496.8 million, respectively, as a hedge of our net investment in Pullmantur. As of December 31, 2010 and 2009, we have assigned debt of approximately €141.6 million and €142.9 million, or approximately $189.5 million and $204.7 million, respectively, as a hedge of our net investment in TUI Cruises.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the consumption of fuel on our ships. We use fuel swap agreements and fuel call options to mitigate the financial impact of fluctuations in fuel prices. During 2010, we terminated 22.9% of our fuel swap agreements as of June 30, 2010 due to a counterparty no longer meeting our guidelines and entered into new fuel swap agreements with a different counterparty. Upon termination of the fuel swaps, we received net cash proceeds of approximately $57.5 million. The swaps were designated as cash flow hedges and terminating the swaps did not result in the recognition of a gain or loss in our consolidated statement of operations. We accounted for the termination of the swaps by recording the cash received and removing the fair value of the instruments from our consolidated balance sheets. At December 31, 2010, $37.2 million of deferred gains associated with the terminated swaps remain in accumulated other comprehensive income (loss) and will be reclassified into earnings during 2011 as this is the period that the hedged forecasted transactions affect earnings.

As of December 31, 2010 and 2009, we have entered into the following fuel swap agreements:

	Fuel Swap Agreements
Projected fuel purchases for year:	As of December 31, 2010	As of December 31, 2009
	(metric tons)
2010	—	687,000
2011	766,000	716,000
2012	738,000	147,000
2013	300,000	—

	Fuel Swap Agreements
Projected fuel purchases for year:	As of December 31, 2010	As of December 31, 2009
	(% hedged)
2010	—	51%
2011	58%	50%
2012	55%	10%
2013	22%	—

Additionally, as of December 31, 2010 and 2009, we have entered into fuel call options on a total of 6.6 million barrels which mature between 2011 and 2013, and 2.8 million barrels, which mature between 2011 and 2012, respectively, in order to provide protection in the event fuel prices exceed the options’ exercise prices. As of December 31, 2010, the fuel call options represent 41% of our projected 2011 fuel requirements, 25% of our projected 2012 fuel requirements and 11% of our projected 2013 fuel requirements. As of December 31, 2009, the fuel call options represented 20% of our projected 2011 fuel requirements and 10% of our projected 2012 fuel requirements.

Our fuel swap agreements are accounted for as cash flow hedges and our fuel call options are not designated as hedging instruments and thus, changes in the fair value of our fuel call options are recognized in earnings immediately and reported in other income (expense) in our consolidated statements of operations.

At December 31, 2010 and 2009, $83.6 million and $56.9 million, respectively, of estimated unrealized net gains associated with our cash flow hedges pertaining to fuel swap agreements were expected to be reclassified to earnings from other accumulated comprehensive income (loss) within the next twelve months, including $37.2 million related to fuel swap agreements terminated in 2010. Reclassification is expected to occur as the result of fuel consumption associated with our hedged forecasted fuel purchases.

The fair value and line item caption of derivative instruments recorded were as follows:

Fair Value of Derivative Instruments

	Asset Derivatives			Liability Derivatives
		As of December 31, 2010	As of December 31, 2009		As of December 31, 2010	As of December 31, 2009
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
In thousands
Derivatives designated as hedging instruments under FASB ASC 815-20[1]

Interest rate swaps	Other Assets	$56,497	$133,586	Other long-term liabilities	$—	$—

Cross currency swaps	Other Assets	13,017	43,931	Other long-term liabilities	—	—

Foreign currency forward contracts	Derivative Financial Instruments	—	31,483	Accrued expenses and other liabilities	68,374	53,336

Foreign currency forward contracts	Other Assets	8,058	17,706	Other long-term liabilities	19,630	4,627

Fuel swaps	Derivative Financial Instruments	49,297	75,006	Accrued expenses and other liabilities	—	17,085

Fuel swaps	Other Assets	37,362	66,445	Other long-term liabilities	487	2,269

Total derivatives designated as hedging instruments under Subtopic 815-20		$164,231	$368,157		$88,491	$77,317

Derivatives not designated as hedging instruments under FASB ASC 815-20

Foreign currency forward contracts	Derivative Financial Instruments	$—	$7,605	Accrued expenses and other liabilities	$—	$2,020
Fuel call options	Derivative Financial Instruments	7,194	—	Accrued expenses and other liabilities	—	—
Fuel call options	Other Assets	24,519	9,998	Other long-term liabilities	—	—

Total derivatives not designated as hedging instruments under Subtopic 815-20		$31,713	$17,603		$—	$2,020

Total derivatives		$195,944	$385,760		$88,491	$79,337

[1]	Accounting Standard Codification 815-20 “Derivatives and Hedging”.

The fair value and line item caption of non-derivative instruments recorded was as follows:

Non-derivative instruments designated as hedging instruments under Subtopic 815-20	Balance Sheet Location	Carrying Value
		As of December 31, 2010	As of December 31, 2009
In thousands
Foreign currency debt	Long-term debt	$628,172	$701,523

		$628,172	$701,523

The effect of derivative instruments qualifying and designated as hedging instruments and the related hedged items in fair value hedges on the consolidated statement of operations was as follows:

Derivatives and related Hedged Items under Subtopic 815-20 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative and Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative		Amount of Gain (Loss) Recognized in Income on Hedged Item
		Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2010	Year Ended December 31, 2009
In thousands
Interest rate swaps	Interest expense, net of interest capitalized	$32,340	$45,466	$20,443	$—
Cross currency swaps	Interest expense, net of interest capitalized	987	4,394	—	—
Interest rate swaps	Other income (expense)	22,929	(8,134)	(21,383)	2,105
Cross currency swaps	Other income (expense)	(42,284)	6,756	47,715	(10,170)
Foreign currency forward contracts	Other income (expense)	(62,520)	28,517	63,026	(25,295)

		$(48,548)	$76,999	$109,801	$(33,360)

The effect of derivative instruments qualifying and designated as hedging instruments in cash flow hedges on the consolidated financial statements was as follows:

Derivatives under Subtopic 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness testing)
	Year Ended December 31, 2010	Year Ended December 31, 2009		Year Ended December 31, 2010	Year Ended December 31, 2009		Year Ended December 31, 2010	Year Ended December 31, 2009
In thousands
Interest rate swaps	$—	$—	Interest Expense, net of interest capitalized	$—	$(619)	Other income (expense)	$—	$—
Cross currency swaps	13,016	—	Other income (expense)	26,360	—	Other income (expense)	—	—
Foreign currency forward contracts	(83,601)	120,867	Depreciation and amortization expenses	227	271	Other income (expense)	207	280
Foreign currency forward contracts	—	—	Passenger ticket revenues	—	103	Other income (expense)	—	—
Foreign currency forward contracts	(21,021)	21,814	Other income (expense)	1,051	452	Other income (expense)	—	94
Fuel swaps	36,729	233,447	Fuel	40,665	(82,299)	Other income (expense)	7,779	2,361

	$(54,877)	$376,128		$68,303	$(82,092)		$7,986	$2,735

At December 31, 2010, we have hedged the variability in future cash flows for certain forecasted transactions occurring through 2013.

The effect of non-derivative instruments qualifying and designated as hedging instruments in net investment hedges on the consolidated financial statements was as follows:

Non-derivative instruments under Subtopic 815-20 Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Location of Gain (Loss) in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Year Ended December 31, 2010	Year Ended December 31, 2009		Year Ended December 31, 2010	Year Ended December 31, 2009
In thousands
Foreign Currency Debt	$49,727	$(2,526)	Other income (expense)	$—	$—

	$49,727	$(2,526)		$—	$—

The effect of derivatives not designated as hedging instruments on the consolidated financial statements was as follows:

Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Year Ended December 31, 2010	Year Ended December 31, 2009
In thousands

Foreign exchange contracts	Other income (expense)	$(50)	$247

Fuel call options	Other income (expense)	(2,824)	(2,538)

		$(2,874)	$(2,291)

Credit Related Contingent Features

Starting in 2012, our current interest rate derivative instruments may require us to post collateral if our Standard & Poor’s and Moody’s credit ratings are below specified levels. Specifically, if on the fifth anniversary of entering into a derivative transaction and on all succeeding fifth-year anniversaries our credit ratings for our senior debt were to be below BBB- by Standard & Poor’s and Baa3 by Moody’s, then each counterparty to such derivatives with whom we are in a net liability position that exceeds the applicable minimum call amount may demand that we post collateral in an amount equal to the net liability position. The amount of collateral required to be posted following such event will change each time our net liability position increases or decreases by more than the applicable minimum call amount. If our credit rating for our senior debt is subsequently equal to or above BBB- by Standard & Poor’s or Baa3 by Moody’s, then any collateral posted at such time will be released to us and we will no longer be required to post collateral unless we meet the collateral requirement at the next fifth-year anniversary. Currently, our senior unsecured debt credit rating is BB with a stable outlook by Standard & Poor’s and Ba2 with a stable outlook by Moody’s. Only our interest rate instruments have a term of at least five years and will not reach their fifth anniversary until July 2012. Therefore, as of December 31, 2010, we are not required to post any collateral for our derivative instruments.

Note 14. Commitments and Contingencies

Capital Expenditures

Our future capital commitments consist primarily of new ship orders. As of December 31, 2010, we had two Solstice-class ships, designated for Celebrity Cruises, on order for an aggregate additional capacity of approximately 5,850 berths. The aggregate cost of the two ships including amounts due to the shipyard and other ship related costs is approximately $1.8 billion, of which we have deposited $199.3 million as of December 31, 2010. Approximately 2.2% of the aggregate cost of the ships on order was exposed to fluctuations in the euro exchange rate at December 31, 2010. (See Note 13. Fair Value Measurements and Derivative Instruments). As of December 31, 2010, we anticipated overall capital expenditures, including the two ships on order, will be approximately $1.0 billion for 2011, $1.0 billion for 2012 and $350.0 million for 2013.

In February 2011, we reached a conditional agreement with Meyer Werft to build the first of a new generation of Royal Caribbean International cruise ships. The ship will have a capacity of approximately 4,100 berths based on double occupancy and is expected to enter service in the fourth quarter of 2014. The agreement will become definitive upon satisfaction of several conditions, including financing. We also have an option to construct a second ship of the same class which will expire on February 28, 2012, subject to earlier acceleration under certain circumstances. Including the conditional agreement for the first ship, our anticipated overall capital expenditures will be approximately $1.0 billion for 2011, $1.0 billion for 2012, $350.0 million for 2013 and $1.1 billion for 2014.

Litigation

We commenced an action in June 2010 in the United States District Court for Puerto Rico seeking a declaratory judgment that Puerto Rico’s distributorship laws do not apply to our relationship with an international representative located in Puerto Rico. In September 2010, that international representative filed a number of counterclaims against Royal Caribbean Cruises Ltd. and Celebrity Cruises Inc. alleging violations of Puerto Rico’s distributorship laws, bad faith breach of contract, tortious interference with contract, violations of various federal and state antitrust and unfair competition laws. The international representative is seeking in excess of $40.0 million on each of these counterclaims together with treble damages in the amount of $120.0 million on several of the counterclaims as well as injunctive relief and declaratory judgment. We believe that the claims made against us are without merit and we intend to vigorously defend ourselves against them.

In September 2010, the United States District Court for the Western District of Washington denied motions seeking permission by the Court to rename Royal Caribbean Cruises Ltd., Celebrity Cruises Inc. and other cruise lines as defendants in five actions, one of which is a pending class action, being brought against Park West Galleries, Inc., doing business as Park West Gallery, PWG Florida, Inc., Fine Art Sales, Inc., Vista Fine Art LLC, doing business as Park West At Sea (together, “Park West”), and other named and unnamed parties. Royal Caribbean Cruises Ltd. and Celebrity Cruises Inc. had previously been dismissed from these actions on the basis that the claims against them were not timely filed and/or properly pled. The actions are being brought on behalf of purchasers of artwork at shipboard art auctions conducted by Park West on the named cruise lines alleging that the artwork Park West sells is not what it represents to its customers and that Royal Caribbean Cruises Ltd., Celebrity Cruises Inc. and other named cruise lines are complicit in the activities of Park West, including engaging in a conspiracy with Park West in violation of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), and are being enriched unjustly from the sale of the artwork. The actions seek refund and restitution of all monies acquired from the sale of artwork at shipboard auctions, recovery for the amount of payments for the purchased artwork, damages on the RICO claims in an indeterminate amount, and other permitted statutory damages and equitable relief. We will vigorously oppose any attempt by plaintiffs to rename either Royal Caribbean Cruises Ltd. or Celebrity Cruises Inc. as defendants and, if we are so renamed, we believe we have meritorious defenses to the claims against us which we will vigorously pursue. Under the current facts and circumstances, we no longer consider this matter to be a material proceeding.

Commencing in September 2009 and through August 2010 demands for arbitration were made under our collective bargaining agreement covering Celebrity Cruises’ crewmembers on behalf of twenty nine current and/or former Celebrity Cruises’ cabin stewards and others similarly situated. These demands, all brought by the same counsel, contend that between 2001 and 2005 Celebrity Cruises improperly required the named cabin stewards to share guest gratuities with assistant cabin stewards. The demands seek payment of damages, including penalty wages, under the U.S. Seaman’s Wage Act of approximately $0.6 million for the named crewmembers and estimates damages in excess of $200.0 million, for the entire class of other similarly situated crewmembers. In the fourth quarter of 2010, all but five of the demands were dismissed for failure to file the claims timely and the other five are pending determination. Counsel has brought an action in the United States District Court for the Southern District of Florida seeking to overturn these arbitration awards, and is also appealing the dismissal of a similar action brought in October 2009 on behalf of ten crew members and others similarly situated in the United States District Court for the Southern District of Florida making the same contentions and seeking the same damages as the arbitration demands. We believe we have meritorious defenses to the pending arbitration demands and actions which we intend to vigorously pursue. Under the current facts and circumstances, we no longer consider this matter to be a material proceeding.

We are routinely involved in other claims typical within the cruise vacation industry. The majority of these claims are covered by insurance. We believe the outcome of such claims, net of expected insurance recoveries, will not have a material adverse impact on our financial condition or results of operations.

Operating Leases

In 2002, we entered into an operating lease denominated in British pound sterling for the Brilliance of the Seas. The lease payments vary based on sterling LIBOR. The lease has a contractual life of 25 years; however, the lessor has the right to cancel the lease at years 10 and 18. Accordingly, the lease term for accounting purposes is 10 years. In the event of early termination at year 10, we have the option to cause the sale of the vessel at its fair value and use the proceeds toward the applicable termination obligation plus any unpaid amounts due under the contractual term of the lease. Alternatively, we can make a termination payment of approximately £126.0 million, or approximately $196.7 million based on the exchange rate at December 31, 2010, if the lease is canceled in 2012, and relinquish our right to cause the sale of the vessel. This is analogous to a guaranteed residual value. This termination amount, which is our maximum exposure, has been included in the table below for noncancelable operating leases. Under current circumstances we do not believe early termination of this lease is probable.

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

In addition, we are obligated under other noncancelable operating leases primarily for offices, warehouses and motor vehicles. As of December 31, 2010, future minimum lease payments under noncancelable operating leases were as follows (in thousands):

Year
2011	$53,688
2012	223,943
2013	16,416
2014	14,954
2015	13,400
Thereafter	95,849

$418,250

Total expense for all operating leases amounted to $50.8 million, $54.2 million and $67.6 million for the years 2010, 2009 and 2008, respectively.

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

At December 31, 2010, we have future commitments to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts as follows (in thousands):

Year
2011	$159,255
2012	127,925
2013	99,786
2014	54,704
2015	51,893
Thereafter	167,142

$660,705

Note 15. Related Parties

A. Wilhelmsen AS. and Cruise Associates collectively own approximately 34.9% of our common stock and are parties to a shareholders’ agreement which provides that our board of directors will consist of four nominees of A. Wilhelmsen AS., four nominees of Cruise Associates and our Chief Executive Officer. They have the power to determine, among other things, our policies and the policies of our subsidiaries and actions requiring shareholder approval.

Note 16. Quarterly Selected Financial Data (Unaudited)

	(In thousands, except per share data)
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2010	2009	2010	2009	2010	2009	2010	2009

Total revenues[1]	$1,485,650	$1,325,602	$1,601,697	$1,349,015	$2,060,659	$1,763,542	$1,604,498	$1,451,667
Operating income	$91,752	$44,253	$143,684	$55,062	$445,502	$306,841	$121,695	$82,355
Net income (loss)[2,3,4]	$87,447	$(36,238)	$60,546	$(35,086)	$356,767	$230,392	$42,707	$3,353
Earnings (Loss) per share:
Basic	$0.41	$(0.17)	$0.28	$(0.16)	$1.66	$1.08	$0.20	$0.02
Diluted	$0.40	$(0.17)	$0.28	$(0.16)	$1.64	$1.07	$0.20	$0.02
Dividends declared per share	$—	$—	$—	$—	$—	$—	$—	$—

[1]	Our revenues are seasonal based on the demand for cruises. Demand is strongest for cruises during the Northern Hemisphere’s summer months and holidays.
[2]	The first quarter of 2010 included a one-time gain of approximately $85.6 million, net of costs and payments to insurers, related to the settlement of our case against Rolls Royce.
[3]

The first quarter of 2009 included a $7.1 million adjustment representing the cumulative reduction in fair value of certain interest rate swaps during 2007 and 2008 due to an error in data embedded in the interest rate swap valuation software we use.

[4]	The third quarter of 2009 included a $12.3 million adjustment representing the cumulative reduction in a deferred tax liability due to the change in Spanish statutory tax rates enacted in 2006.