Form 10-Q
period 2011-03-31
ROYAL CARIBBEAN CRUISES LTD
filed 2011-04-28
CIK 884887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

There were 217,006,716 shares of common stock outstanding as of April 18, 2011.

ROYAL CARIBBEAN CRUISES LTD.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share data)

	Quarter Ended March 31,
	2011	2010
Passenger ticket revenues	$1,226,517	$1,082,521
Onboard and other revenues	445,478	403,129

Total revenues	1,671,995	1,485,650

Cruise operating expenses:
Commissions, transportation and other	279,549	268,650
Onboard and other	102,490	90,935
Payroll and related	204,487	179,434
Food	100,082	92,647
Fuel	166,061	154,939
Other operating	248,402	238,670

Total cruise operating expenses	1,101,071	1,025,275
Marketing, selling and administrative expenses	248,138	211,048
Depreciation and amortization expenses	173,252	157,575

Operating Income	149,534	91,752

Other income (expense):
Interest income	3,781	1,369
Interest expense, net of interest capitalized	(87,483)	(83,924)
Other income	25,720	78,250

	(57,982)	(4,305)

Net Income	$91,552	$87,447

Earnings per Share:
Basic	$0.42	$0.41

Diluted	$0.42	$0.40

Weighted-Average Shares Outstanding:
Basic	216,511	214,314

Diluted	219,626	216,975

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of
	March 31, 2011	December 31, 2010
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$470,258	$419,929
Trade and other receivables, net	276,885	266,710
Inventories	140,557	126,797
Prepaid expenses and other assets	182,082	145,144
Derivative financial instruments	144,904	56,491

Total current assets	1,214,686	1,015,071
Property and equipment, net	16,401,579	16,769,181
Goodwill	786,725	759,328
Other assets	1,372,502	1,151,324

	$19,775,492	$19,694,904

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$702,484	$1,198,929
Accounts payable	334,985	249,047
Accrued interest	114,657	160,906
Accrued expenses and other liabilities	454,719	552,543
Customer deposits	1,404,031	1,283,073

Total current liabilities	3,010,876	3,444,498
Long-term debt	8,076,793	7,951,187
Other long-term liabilities	409,840	356,717

Commitments and contingencies (Note 6)

Shareholders’ equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 227,302,678 and 226,211,731 shares issued, March 31, 2011 and December 31, 2010, respectively)	2,273	2,262
Paid-in capital	3,048,894	3,027,130
Retained earnings	5,393,300	5,301,748
Accumulated other comprehensive income	247,220	25,066
Treasury stock (10,308,683 common shares at cost, March 31, 2011 and December 31, 2010)	(413,704)	(413,704)

Total shareholders’ equity	8,277,983	7,942,502

	$19,775,492	$19,694,904

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Quarter Ended March 31,
	2011	2010
Operating Activities
Net income	$91,552	$87,447
Adjustments:
Depreciation and amortization	173,252	157,575
Unrealized (gain) loss on fuel call options	(24,170)	3,098
Changes in operating assets and liabilities:
Decrease in trade and other receivables, net	35,648	89,135
Increase in inventories	(12,658)	(4,625)
Increase in prepaid expenses and other assets	(38,014)	(5,298)
Increase (decrease) in accounts payable	85,050	(21,437)
Decrease in accrued interest	(46,249)	(33,341)
Decrease in accrued expenses and other liabilities	(51,399)	(15,922)
Increase in customer deposits	80,524	156,128
Other, net	(8,117)	164

Net cash provided by operating activities	285,419	412,924

Investing Activities
Purchases of property and equipment	(66,304)	(166,397)
Cash received on settlement of derivative financial instruments	—	746
Loans to unconsolidated affiliates	(56,532)	—
Proceeds from the sale of ships	345,000	—
Other, net	(4,413)	(3,076)

Net cash provided by (used in) investing activities	217,751	(168,727)

Financing Activities
Debt proceeds	485,501	135,033
Debt issuance costs	(11,498)	(16,063)
Repayments of debt	(944,269)	(378,596)
Proceeds from exercise of common stock options	17,259	8,600
Other, net	339	401

Net cash used in financing activities	(452,668)	(250,625)

Effect of exchange rate changes on cash	(173)	(87)

Net increase (decrease) in cash and cash equivalents	50,329	(6,515)
Cash and cash equivalents at beginning of period	419,929	284,619

Cash and cash equivalents at end of period	$470,258	$278,104

Supplemental Disclosure
Cash paid during the period for:
Interest, net of amount capitalized	$122,775	$73,937

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As used in this quarterly report on Form 10-Q, the terms “Royal Caribbean,” the “Company,” “we,” “our” and “us” refer to Royal Caribbean Cruises Ltd. and the terms “Royal Caribbean International,” “Celebrity Cruises,” “Pullmantur,” “Azamara Club Cruises” and “CDF Croisières de France” refer to our cruise brands. In accordance with cruise vacation industry practice, the term “berths” is determined based on double occupancy per cabin even though many cabins can accommodate three or more passengers. This report should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2010, including the audited consolidated financial statements and related notes included therein.

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

All significant intercompany accounts and transactions are eliminated in consolidation. We consolidate entities over which we have control, usually evidenced by a direct ownership interest of greater than 50% and variable interest entities where we are determined to be the primary beneficiary. See Note 5. Goodwill and Other Assets for further information regarding our variable interest entities. For affiliates we do not control but over which we have significant influence on financial and operating policies, usually evidenced by a direct ownership interest from 20% to 50%, the investment is accounted for using the equity method. We consolidate the operating results of Pullmantur and its wholly-owned brand, CDF Croisières de France, on a two-month lag to allow for more timely preparation of our consolidated financial statements. No material events or transactions affecting Pullmantur and its wholly-owned brand, CDF Croisières de France, have occurred during the two-month lag period of February 2011 and March 2011 that would require disclosure or adjustment to our consolidated financial statements as of March 31, 2011.

We believe the accompanying unaudited consolidated financial statements contain all normal recurring accruals necessary for a fair statement. Our revenues are seasonal and results for interim periods are not necessarily indicative of results for the entire year.

Other

Revenues and expenses include taxes assessed by governmental authorities that are directly imposed on a revenue-producing transaction between a seller and a customer. The amounts included on a gross basis in our consolidated statement of operations were $95.7 million and $81.3 million for the first quarters of 2011 and 2010, respectively.

Note 2. Summary of Significant Accounting Policies

Recently Adopted Accounting Standards

In January 2011, we adopted the remaining provisions of authoritative guidance issued in 2010 which requires enhanced disclosures for fair value measurements. The remaining provisions of this guidance became effective for our fiscal year 2011 interim and annual consolidated financial statements and require entities to present information about purchases, sales, issuances and settlements of financial instruments measured at fair value within the third level of the fair value hierarchy on a gross basis. See Note 8. Fair Value Measurements and Derivative Instruments for our disclosures required under this guidance.

In January 2011, we also adopted the remaining provisions of authoritative guidance issued in 2010 which requires enhanced and disaggregated disclosures about the credit quality of financing receivables and the allowance for credit losses. The remaining provisions of this guidance became effective for our fiscal year 2011 interim and annual consolidated financial statements and require entities to disclose reporting period activity for financing receivables and the allowance for credit losses. The adoption of this guidance did not have an impact on our consolidated financial statements.

Recent Accounting Pronouncements

In April 2011, authoritative guidance was issued to clarify when a modification or restructuring of a receivable constitutes a troubled debt restructuring. In evaluating whether such a modification or restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that two conditions exist: (1) the modification or restructuring constitutes a concession and (2) the debtor is experiencing financial difficulties. The guidance will be effective for our interim and annual reporting periods beginning after June 15, 2011 and will be applied retrospectively to the beginning of the annual period of adoption. We are currently evaluating the impact of this newly issued guidance on our consolidated financial statements.

Reclassifications

Reclassifications have been made to prior year cash flow amounts to conform to the current year presentation.

Note 3. Earnings Per Share

A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Quarter Ended March 31,
	2011	2010
Net income for basic and diluted earnings per share	$91,552	$87,447

Weighted-average common shares outstanding	216,511	214,314
Dilutive effect of stock options and restricted stock awards	3,115	2,661

Diluted weighted-average shares outstanding	219,626	216,975

Basic earnings per share	$0.42	$0.41
Diluted earnings per share	$0.42	$0.40

Diluted earnings per share does not include options to purchase 1.3 million and 3.7 million shares for the first quarters of 2011 and 2010, respectively, because the effect of including them would have been antidilutive.

Note 4. Property and Equipment

In November 2010, we sold Bleu de France to an unrelated party for $55.0 million. The sale was recorded in the first quarter of 2011, as we consolidate the operating results of CDF Croisières de France on a two-month lag. (See Note 1. General). As part of the sale agreement, we chartered the Bleu de France from the buyer for a period of one year from the sale date to fulfill existing passenger commitments. The sale resulted in an immaterial gain that will be recognized over the charter period.

In February 2011, we sold Celebrity Mercury to TUI Cruises for €234.3 million. We executed certain forward contracts to lock in the sales price at approximately $290.0 million. The sale resulted in a gain of $24.2 million which will be recognized primarily over the remaining life of the ship, estimated to be 17 years.

Note 5. Goodwill and Other Assets

During the fourth quarter of 2010, we performed our annual analyses to determine if the goodwill attributable to our Royal Caribbean International and Pullmantur reporting units, and the trademarks and trade names held by Pullmantur, were impaired. On December 31, 2010, the estimated fair value of the reporting units and the trademarks and trade names exceeded their respective carrying values.

We use probability-weighted discounted cash flow models to estimate the fair value of the reporting units, and the trademarks and trade names. Significant judgment is required in the assumptions underlying projected future cash flows including, with respect to Pullmantur, whether and when the Spanish economy recovers from its current weakness. If the Spanish economy recovers more slowly than contemplated in our discounted cash flow model, this could trigger an impairment charge against Pullmantur’s goodwill, and trademark and trade names. In addition, it is reasonably possible that significant changes to the projected future cash flows used in the impairment analyses, especially in Net Yields, could lead to an impairment of Pullmantur’s goodwill and trademark and trade names.

We believe no events or circumstances have occurred subsequent to the fourth quarter of 2010 that would require us to perform interim impairment testing of the goodwill or trademarks and trade names.

The continuing weakness of the Spanish economy could also affect the recoverability of Pullmantur’s $37.2 million in deferred tax assets at March 31, 2011. We regularly review deferred tax assets for recoverability based on our history of earnings, expectations for future earnings, and tax planning strategies. We believe it is more likely than not that we will recover the deferred tax assets based on our expectation of future earnings and implementation of tax planning strategies. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income to support the amount of deferred tax assets. It is possible we may need to establish a valuation allowance for a portion or all of the deferred tax asset balance if future earnings do not meet expectations or we are unable to successfully implement our tax planning strategies.

Variable Interest Entities

Variable Interest Entities (“VIEs”) are entities in which the equity investors have not provided enough equity to finance their activities or the equity investors (1) cannot directly or indirectly make decisions about the entity’s activities through their voting rights or similar rights; (2) do not have the obligation to absorb the expected losses of the entity; (3) do not have the right to receive the expected residual returns of the entity; or (4) have voting rights that are not proportionate to their economic interests and the entity’s activities involve or are conducted on behalf of an investor with a disproportionately small voting interest.

We have determined that our 40% noncontrolling interest in Grand Bahamas Shipyard Ltd., a ship repair and maintenance facility in which we initially invested in 2001, is a VIE. The facility serves cruise and cargo ships, oil and gas tankers, and offshore units. We utilize this facility, among other ship repair facilities, for our regularly scheduled drydocks and certain emergency repairs as may be required. We have determined we are not the primary beneficiary of this facility, as we do not have the power to direct the activities that most significantly impact the facility’s economic performance. Accordingly, we do not consolidate this entity and we account for this investment under the equity method of accounting. As of March 31, 2011 and December 31, 2010, we had loans and interest due from this facility of approximately $65.0 million and $64.1 million, respectively, which is also our maximum exposure to loss as we are not contractually required to provide any financial or other support to the facility. The majority of these loans are in non-accrual status. We monitor credit risk associated with these loans through our participation on the facility’s board of directors along with our review of the facility’s financial statements and projected cash flows. Based on this review, we believe the risk of loss associated with these loans is remote as of March 31, 2011.

In conjunction with our acquisition of Pullmantur in 2006, we obtained a 49% noncontrolling interest in Pullmantur Air, S.A. (“Pullmantur Air”), a small air business that operates three aircrafts in support of Pullmantur’s operations. We have determined Pullmantur Air is a VIE for which we are the primary beneficiary as we have the power to direct the activities that most significantly impact its economic performance and we are obligated to absorb its losses. In accordance with authoritative guidance, we have consolidated the assets and liabilities of Pullmantur Air. We do not separately disclose the assets and liabilities of Pullmantur Air as they are immaterial to our March 31, 2011 and December 31, 2010 consolidated financial statements.

We have determined that our 50% interest in the TUI Cruises GmbH joint venture with TUI AG, which operates the brand TUI Cruises, is a VIE. In February 2011, we sold Celebrity Mercury to TUI Cruises for €234.3 million to serve as its second ship. The ship was renamed Mein Schiff 2 and will begin sailing in the second quarter of 2011. Concurrently with entering into the agreement to sell Celebrity Mercury, we executed certain forward exchange contracts to lock in the sales price at approximately $290.0 million. We deferred the gain on the sale of $24.2 million which will be recognized primarily over the remaining life of the ship, estimated to be 17 years. In connection with the sale, we provided a debt facility to TUI Cruises in the amount of up to €90.0 million to be used towards the purchase price and refurbishment of the ship. Amounts drawn under the facility bear interest at the rate of 11% per annum, subject to annual increases, are payable over seven years, are guaranteed 50% by TUI AG and are secured by second mortgages on both Mein Schiff 1 and Mein Schiff 2. In addition, we and TUI AG each guaranteed the repayment of 50% of an €180.0 million 5-year bank loan provided to TUI Cruises in connection with the sale of the ship. Based on current facts and circumstances, we do not believe potential obligations under this guarantee would be material to our results of operations.

As of March 31, 2011 and December 31, 2010, our investment in TUI Cruises, including equity and loans, is substantially our maximum exposure to loss, which was approximately $256.1 million and $190.8 million, respectively, and was included within other assets in our consolidated balance sheets. We have determined that we are not the primary beneficiary of TUI Cruises. We believe that the power to direct the activities that most significantly impact TUI Cruises’ economic performance are shared between ourselves and TUI AG. All the significant operating and financial decisions of TUI Cruises require the consent of both parties which we believe creates shared power over TUI Cruises. Accordingly, we do not consolidate this entity and account for this investment under the equity method of accounting.

Note 6. Commitments and Contingencies

Capital Expenditures

During 2011, we entered into an agreement with Meyer Werft to build the first of a new generation of Royal Caribbean International cruise ships. We received a commitment for the unsecured financing of the ship for up to 80% of the ship contract price, with funding of 50% of the loan subject to syndication prior to delivery. Euler Hermes Kreditversicherungs AG, the official export credit agency of Germany, has agreed to guarantee 95% of the financing. In addition, we have an option to construct a second ship of the same class which will expire on February 28, 2012, subject to earlier acceleration under certain circumstances.

The aggregate cost of our ships on order including the agreement for the first ship of a new generation is approximately $2.8 billion, of which we have deposited $199.3 million as of March 31, 2011. Approximately 5.0% of the aggregate cost was exposed to fluctuations in the euro exchange rate at March 31, 2011.

As of March 31, 2011, the expected dates our ships on order will enter service including the first ship of a new generation and their approximate berths are as follows:

Ship	Expected to Enter Service	Approximate Berths
Celebrity Cruises – Solstice-class:
Celebrity Silhouette	3rd Quarter 2011	2,850
Celebrity Reflection	4th Quarter 2012	3,000
Royal Caribbean International – Project Sunshine:
Unnamed	4th Quarter 2014	4,100

	Total Berths	9,950

We also have committed bank financing arrangements for Celebrity Silhouette and Celebrity Reflection which include sovereign financing guarantees.

Litigation

We commenced an action in June 2010 in the United States District Court for Puerto Rico seeking a declaratory judgment that Puerto Rico’s distributorship laws do not apply to our relationship with an international representative located in Puerto Rico. In September 2010, the international representative filed a number of counterclaims against Royal Caribbean Cruises Ltd. and Celebrity Cruises Inc. alleging violations of Puerto Rico’s distributorship laws, bad faith breach of contract, tortuous interference with contract, violations of various federal and state antitrust and unfair competition laws. The international representative is seeking in excess of $40.0 million on each of these counterclaims together with treble damages in the amount of $120.0 million on several of the counterclaims as well as injunctive relief and declaratory judgment. We believe that the claims made against us are without merit and we intend to vigorously defend ourselves against them.

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

Comprehensive income (loss) was as follows (in thousands):

	Quarter Ended
	March 31,
	2011	2010
Net income	$91,552	$87,447
Changes related to cash flow derivative hedges	192,254	(111,916)
Foreign currency translation adjustments	29,901	(30,366)

Total comprehensive income (loss)	$313,707	$(54,835)

Note 8. Fair Value Measurements and Derivative Instruments

Fair Value Measurements

We use quoted prices in active markets when available to determine the fair value of our financial instruments. The estimated fair value of our financial instruments that are not measured at fair value on a recurring basis are as follows (in thousands):

	At March 31, 2011	At December 31, 2010
Long-term debt (including current portion of long-term debt)	$8,430,049	$8,775,875

Long-Term Debt

The fair values of our senior notes and senior debentures were estimated by obtaining quoted market prices. The fair values of all other debt were estimated using the present value of expected future cash flows which incorporates our risk profile.

Other Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value at March 31, 2011 and December 31, 2010.

In addition, assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy.

The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2011 Using				Fair Value Measurements at December 31, 2010 Using
Description	Total	Level 1[1]	Level 2[2]	Level 3[3]	Total	Level 1[1]	Level 2[2]	Level 3[3]
Assets:
Derivative financial instruments[4]	$431,417	—	431,417	—	$195,944	—	195,944	—
Investments[5]	$8,053	8,053	—	—	$7,974	7,974	—	—

Total Assets	$439,470	$8,053	$431,417	$—	$203,918	$7,974	$195,944	$—

Liabilities:
Derivative financial instruments[6]	$11,597	—	$11,597	—	$88,491	—	88,491	—

Total Liabilities	$11,597	$—	$11,597	$—	$88,491	$—	$88,491	$—

1.	Inputs based on quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Valuation of these items does not entail a significant amount of judgment.
2.	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. For foreign currency forward contracts, interest rate, cross currency and fuel swaps, fair value is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms such as maturity, as well as other inputs such as exchange rates, fuel types, fuel curves, interest rate yield curves, creditworthiness of the counterparty and the Company. For fuel call options, fair value is determined by using the prevailing market price for the instruments consisting of published price quotes for similar assets based on recent transactions in an active market.
3.	Inputs that are unobservable for the asset or liability. The Company did not use any Level 3 inputs as of March 31, 2011 and December 31, 2010.
4.	Consists of foreign currency forward contracts, interest rate, cross currency, fuel swaps and fuel call options. Please refer to the “Fair Value of Derivative Instruments” table for breakdown by instrument type.
5.	Consists of exchange-traded equity securities and mutual funds.
6.	Consists of fuel swaps and foreign currency forward contracts. Please refer to the “Fair Value of Derivative Instruments” table for breakdown by instrument type.

We do not have financial instruments measured at fair value within the third level of the fair value hierarchy as of March 31, 2011. During the fourth quarter of 2010, we changed our valuation technique for fuel call options to a market approach method which employs inputs that are observable. The fair value for fuel call options is determined by using the prevailing market price for the instruments consisting of published price quotes for similar assets based on recent transactions in an active market. We believe that Level 2 categorization is appropriate due to an increase in the observability and transparency of significant inputs. Previously, we derived the fair value of our fuel call options using standard option pricing models with inputs based on the options’ contract terms and data either readily available or formulated from public market information. The fuel call options were categorized as Level 3 as of March 31, 2010, because certain inputs, principally volatility, were unobservable.

The following table presents a reconciliation of the Company’s fuel call options’ beginning and ending balances as of March 31, 2010 (in thousands):

Quarter Ended March 31, 2010	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Fuel Call Options
Balance at January 1, 2010	$9,998
Total gains or losses (realized /unrealized)
Included in other (expense) income	(3,098)
Purchases	13,643
Transfers in and/or out of Level 3	—

Balance at March 31, 2010	$20,543

The amount of total gains or losses for the period included in other income (expense) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(3,098)

The reported fair values are based on a variety of factors and assumptions. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of March 31, 2011 or December 31, 2010, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.

Concentrations of Credit Risk

We monitor our credit risk associated with financial and other institutions with which we conduct significant business and, to minimize these risks, we select counterparties with credit risks acceptable to us and we limit our exposure to an individual counterparty. Credit risk, including but not limited to counterparty nonperformance under derivative instruments, our revolving credit facilities and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions and insurance companies with which we have long-term relationships and which have credit risks acceptable to us or the credit risk is spread out among a large number of counterparties. In addition, our exposure under foreign currency contracts, fuel call options, interest rate and fuel swap agreements that are in-the-money are limited to the cost of replacing the contracts in the event of non-performance by the counterparties to the contracts, all of which are currently our lending banks. We do not anticipate nonperformance by any of our significant counterparties. In addition, we have established guidelines regarding credit ratings and instrument maturities that we follow to maintain safety and liquidity. We do not normally require collateral or other security to support credit relationships; however, in certain circumstances this option is available to us. We normally require that reimbursement of our new ship progress payments to shipyards be guaranteed in the event of default by the shipyard.

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

Changes in the fair value of derivatives that are designated as fair value hedges are offset against changes in the fair value of the underlying hedged assets, liabilities or firm commitments. Gains and losses on derivatives that are designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) until the underlying hedged transactions are recognized in earnings. The foreign-currency transaction gain or loss of our non-derivative financial instruments designated as hedges of our net investment in our foreign operations and investments are recognized as a component of accumulated other comprehensive income (loss) along with the associated foreign currency translation adjustment of the foreign operation.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our long-term debt obligations including future interest payments. At March 31, 2011, approximately 46.5% of our long-term debt was effectively fixed and approximately 53.5% was floating as compared to 49% and 51% as of December 31, 2010, respectively. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense. We assess the risk that changes in interest rates will have either on the fair value of debt obligations or on the amount of future interest payments by monitoring changes in interest rate exposures and by evaluating hedging opportunities.

Market risk associated with our long-term fixed rate debt is the potential increase in fair value resulting from a decrease in interest rates. We use interest rate swap agreements that effectively convert a portion of our fixed-rate debt to a floating-rate basis to manage this risk. At March 31, 2011 and December 31, 2010 we maintained interest rate swap agreements that effectively changed $350.0 million of debt with a fixed rate of 7.25% to a LIBOR-based floating rate equal to LIBOR plus 1.72%, for an interest rate that is currently approximately 2.18%. These interest rate swap agreements are accounted for as fair value hedges.

The notional amount of outstanding debt related to interest rate swaps as of March 31, 2011 and December 31, 2010 was $350.0 million.

Foreign Currency Exchange Rate Risk

Our primary exposure to foreign currency exchange rate risk relates to our ship construction firm commitments denominated in euros and a portion of our euro-denominated debt. We enter into euro-denominated forward contracts and cross currency swap agreements to manage our exposure to movements in foreign currency exchange rates. Approximately 5.0% of the aggregate cost of the ships including the first ship of a new generation was exposed to fluctuations in the euro exchange rate at March 31, 2011. Approximately 2.2% of the aggregate cost of the ships was exposed to fluctuations in the euro exchange rate at December 31, 2010. The majority of our foreign exchange contracts and our cross currency swap agreements are accounted for as fair value or cash flow hedges depending on the designation of the related hedge.

The notional amount of outstanding foreign exchange contracts including our cross currency swap agreements as of March 31, 2011 and December 31, 2010 was $2.8 billion and $2.5 billion, respectively.

We consider our investments in our foreign operations to be denominated in relatively stable currencies and of a long-term nature. We partially address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries’ and investments’ functional currencies. As of March 31, 2011 and December 31, 2010, we have assigned debt of approximately €480.7 million and €469.3 million, or approximately $680.6 million and $628.2 million, respectively, as a hedge of our net investment in Pullmantur and TUI Cruises.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the consumption of fuel on our ships. We use fuel swap agreements and fuel call options to mitigate the financial impact of fluctuations in fuel prices.

As of March 31, 2011 and December 31, 2010, we have entered into the following fuel swap agreements:

	Fuel Swap Agreements
	As of March 31, 2011	As of December 31, 2010
	(metric tons)
2011	560,000	766,000
2012	738,000	738,000
2013	548,000	300,000
2014	138,000	—

	Fuel Swap Agreements
Projected fuel purchases for year:	As of March 31, 2011	As of December 31, 2010
	(% hedged)
2011	56%	58%
2012	55%	55%
2013	40%	22%
2014	10%	—

Additionally, as of March 31, 2011 and December 31, 2010, we have entered into fuel call options on a total of 5.9 million barrels which mature between 2011 and 2013, and 6.6 million barrels, which mature between 2011 and 2013, respectively, in order to provide protection in the event fuel prices exceed the options’ exercise prices. As of March 31, 2011, the fuel call options represented 44% of our projected 2011 fuel requirements, 25% of our projected 2012 fuel requirements and 11% of our projected 2013 fuel requirements. As of December 31, 2010, the fuel call options represented 41% of our projected 2011 fuel requirements, 25% of our projected 2012 fuel requirements and 11% of our projected 2013 fuel requirements.

Our fuel swap agreements are accounted for as cash flow hedges and our fuel call options are not designated as hedging instruments and thus, changes in the fair value of our fuel call options are recognized in earnings immediately and reported in other income (expense) in our consolidated statements of operations.

At March 31, 2011 and December 31, 2010, $147.8 million and $83.6 million, respectively, of estimated unrealized net gains associated with our cash flow hedges pertaining to fuel swap agreements were expected to be reclassified to earnings from other accumulated comprehensive income (loss) within the next twelve months. Reclassification is expected to occur as the result of fuel consumption associated with our hedged forecasted fuel purchases.

The fair value and line item caption of derivative instruments recorded were as follows:

Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
		As of March 31, 2011	As of December 31, 2010		As of March 31, 2011	As of December 31, 2010
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
In thousands
Derivatives designated as hedging instruments under ASC 815-20[1]
Interest rate swaps	Other Assets	$50,537	$56,497	Other long- term liabilities	$—	$—
Cross currency swaps	Other Assets	37,904	13,017	Other long- term liabilities	—	—
Foreign currency forward contracts	Derivative Financial Instruments	2,678	—	Accrued expenses and other liabilities	8,959	68,374
Foreign currency forward contracts	Other Assets	41,783	8,058	Other long- term liabilities	2,638	19,630
Fuel swaps	Derivative Financial Instruments	126,125	49,297	Accrued expenses and other liabilities	—	—
Fuel swaps	Other Assets	116,620	37,362	Other long- term liabilities	—	487

Total derivatives designated as hedging instruments under ASC 815-20		$375,647	$164,231		$11,597	$88,491

Derivatives not designated as hedging instruments under ASC 815-20
Fuel call options	Derivative Financial Instruments	16,101	7,194	Accrued expenses and other liabilities	—	—
Fuel call options	Other Assets	39,669	24,519	Other long- term liabilities	—	—

Total derivatives not designated as hedging instruments under ASC 815-20		$55,770	$31,713		$—	$—

Total derivatives		$431,417	$195,944		$11,597	$88,491

[1]	Accounting Standard Codification 815-20 “Derivatives and Hedging”.

The fair value and line item caption of non-derivative instruments recorded was as follows:

Non-derivative instrument designated as hedging instrument under ASC 815-20	Balance Sheet Location	Carrying Value
		As of March 31, 2011	As of December 31, 2010
In thousands
Foreign currency debt	Long-term debt	$680,602	$628,172

		$680,602	$628,172

The effect of derivative instruments qualifying and designated as hedging instruments and the related hedged items in fair value hedges on the consolidated statement of operations was as follows:

Derivatives and related Hedged Items under ASC 815-20 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative and Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative		Amount of Gain (Loss) Recognized in Income on Hedged Item
		Quarter Ended March 31, 2011	Quarter Ended March 31, 2010	Quarter Ended March 31, 2011	Quarter Ended March 31, 2010
In thousands
Interest rate swaps	Interest expense, net of interest capitalized	$4,437	$15,893	$7,623	$—
Cross currency swaps	Interest expense, net of interest capitalized	—	779	—	—
Interest rate swaps	Other income (expense)	(5,959)	20,738	5,890	(21,397)
Cross currency swaps	Other income (expense)	—	(20,046)	—	24,075
Foreign currency forward contracts	Other income (expense)	22,911	(59,945)	(23,692)	60,709

		$21,389	$(42,581)	$(10,179)	$63,387

The effect of derivative instruments qualifying and designated as hedging instruments in cash flow hedges on the consolidated financial statements was as follows:

Derivatives under ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness testing)
	Quarter Ended March 31, 2011	Quarter Ended March 31, 2010		Quarter Ended March 31, 2011	Quarter Ended March 31, 2010		Quarter Ended March 31, 2011	Quarter Ended March 31, 2010
In thousands
Cross currency swaps	24,887	—	Other income (expense)	30,960	—	Other income (expense)	—	—
Foreign currency forward contracts	67,849	(102,309)	Depreciation and amortization expenses	(174)	54	Other income (expense)	1,028	(174)
Foreign currency forward contracts	(12,375)	—	Other income (expense)	262	263	Other income (expense)	—	—
Fuel swaps	179,015	(3,366)	Fuel	36,074	5,924	Other income (expense)	5,084	455

	$259,376	$(105,675)		$67,122	$6,241		$6,112	$281

At March 31, 2011, we have hedged the variability in future cash flows for certain forecasted transactions occurring through 2014.

The effect of non-derivative instruments qualifying and designated as hedging instruments in net investment hedges on the consolidated financial statements was as follows:

Non-derivative instruments under ASC 815-20 Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Location of Gain (Loss) in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Quarter Ended March 31, 2011	Quarter Ended March 31, 2010		Quarter Ended March 31, 2011	Quarter Ended March 31, 2010
In thousands
Foreign Currency Debt	$(37,208)	$41,387	Other income (expense)	$—	$—

	$(37,208)	$41,387		$—	$—

The effect of derivatives not designated as hedging instruments on the consolidated financial statements was as follows:

Derivatives Not Designated as Hedging Instruments under ASC 815-20	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Quarter Ended March 31, 2011	Quarter Ended March 31, 2010
In thousands
Foreign exchange contracts	Other income (expense)	$—	$(57)
Fuel call options	Other income (expense)	24,153	(3,098)

		$24,153	$(3,155)

Credit Related Contingent Features

Starting in 2012, our current interest rate derivative instruments may require us to post collateral if our Standard & Poor’s and Moody’s credit ratings are below specified levels. Specifically, if on the fifth anniversary of entering into a derivative transaction and on all succeeding fifth-year anniversaries our credit ratings for our senior debt were to be below BBB- by Standard & Poor’s and Baa3 by Moody’s, then each counterparty to such derivative instrument with whom we are in a net liability position that exceeds the applicable minimum call amount may demand that we post collateral in an amount equal to the net liability position. The amount of collateral required to be posted following such event will change each time our net liability position increases or decreases by more than the applicable minimum call amount. If our credit rating for our senior debt is subsequently equal to or above BBB- by Standard & Poor’s or Baa3 by Moody’s, then any collateral posted at such time will be released to us and we will no longer be required to post collateral unless we meet the collateral trigger requirement at the next fifth-year anniversary. Currently, our senior unsecured debt credit rating is BB with a stable outlook by Standard & Poor’s and Ba2 with a stable outlook by Moody’s. Only our interest rate instruments have a term of at least five years. These interest rate instruments will not reach their fifth anniversary until July 2012. Therefore, as of March 31, 2011, we are not required to post any collateral for our derivative instruments. We do not have interest rate derivative instruments which are in a net liability position as of March 31, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Concerning Factors That May Affect Future Results

The discussion under this caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this document includes forward-looking statements under the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, business and industry prospects or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. Words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “will,” and similar expressions are intended to identify these forward-looking statements. Forward-looking statements reflect management’s current expectations, are inherently uncertain and are subject to risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to, the following:

•	the impact of the worldwide economic environment on the demand for cruises;

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

•	our ability to appropriately balance our cost management strategy with our goal of satisfying guest expectations;

•	the uncertainties of conducting business internationally and expanding into new markets;

•	changes in operating and financing costs, including changes in foreign exchange rates, interest rates, fuel, food, payroll, airfare for our shipboard personnel, insurance and security costs;

•	vacation industry competition and changes in industry capacity and overcapacity;

•	the cost of or changes in tax, environmental, labor, health, safety, security and other laws and regulations affecting our business;

•	pending or threatened litigation, enforcement actions, fines or penalties;

•	emergency ship repairs, including the related lost revenue;

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

The above examples are not exhaustive and new risks emerge from time to time. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a further discussion of risk factors related to our business, see Part I, Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2010.

Overview

The discussion and analysis of our financial condition and results of operations has been organized to present the following:

•	a review of our financial presentation, including discussion of certain operational and financial metrics we utilize to assist us manage our business;

•	a discussion of our results of operations for the quarter ended March 31, 2011 compared to the same period in 2010;

•	a discussion of our business outlook, including our expectations for selected financial items for the second quarter and full year of 2011; and

•	a discussion of our liquidity and capital resources, including our future capital and contractual commitments and potential funding sources.

Critical Accounting Policies

For a discussion of our critical accounting policies, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations within our annual report on Form 10-K for the year ended December 31, 2010.

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

Results of Operations

Summary - Quarter ended March 31, 2011

Total revenues increased 12.5% to $1.7 billion in the first quarter of 2011 from total revenues of $1.5 billion for the same period in 2010 primarily due to a 10.1% increase in capacity (measured by APCD for such period) and a 4.0% increase in Net Yields. The increase in Net Yields was primarily due to an increase in ticket prices, an increase in occupancy and the favorable effect on our revenues of changes in foreign currency exchange rates. This increase in total revenues was partially offset by higher operating expenses primarily due to the increase in capacity. In addition, the first quarter of 2011 was impacted by an increase of $27.2 million in the fair value of our fuel call options due to an increase in fuel prices as compared to the corresponding period in 2010. We also recorded a one-time gain during 2010 of approximately $85.6 million related to the settlement of our case against Rolls Royce that did not recur in 2011. As a result, our net income was $91.6 million or $0.42 per share on a diluted basis for the first quarter of 2011 compared to $87.4 million or $0.40 per share on a diluted basis for the first quarter of 2010.

Significant items for the first quarter of 2011 include:

•	Net Cruise Costs per APCD remained consistent with the same period in 2010.

•

Net Debt-to-Capital decreased to 50.1% as of March 31, 2011 compared to 52.4% as of December 31, 2010. Similarly, our Debt-to-Capital ratio decreased to 51.5% as of March 31, 2011 compared to 53.5% as of December 31, 2010.

•

In November 2010, we sold Bleu de France to an unrelated party for $55.0 million. We consolidate the operating results of CDF Croisières de France, on a two-month lag; therefore, the sale of Bleu de France resulted in an immaterial deferred gain in the first quarter of 2011.

•

We sold Celebrity Mercury to TUI Cruises for €234.3 million. We executed certain forward contracts to lock in the sales price at approximately $290.0 million. We deferred the gain on the sale of $24.2 million which will be recognized primarily over the remaining life of the ship, estimated to be 17 years.

Other Items:

•

During 2011, we entered into an agreement with Meyer Werft to build the first of a new generation of Royal Caribbean International cruise ships. The ship will have a capacity of approximately 4,100 berths based on double occupancy and is expected to enter service in the fourth quarter of 2014. We received a commitment for unsecured financing up to 80% of the ship contract price, with funding of 50% of the loan subject to syndication prior to delivery.

Operating results for the quarter ended March 31, 2011 compared to the same period in 2010 are shown in the following table (in thousands, except per share data):

	Quarter Ended March 31,
	2011		2010
		% of Total Revenues		% of Total Revenues
Passenger ticket revenues	$1,226,517	73.4%	$1,082,521	72.9%
Onboard and other revenues	445,478	26.6%	403,129	27.1%

Total revenues	1,671,995	100.0%	1,485,650	100.0%

Cruise operating expenses:

Commissions, transportation and other	279,549	16.7%	268,650	18.1%
Onboard and other	102,490	6.1%	90,935	6.1%
Payroll and related	204,487	12.2%	179,434	12.1%
Food	100,082	6.0%	92,647	6.2%
Fuel	166,061	9.9%	154,939	10.4%
Other operating	248,402	14.9%	238,670	16.1%

Total cruise operating expenses	1,101,071	65.9%	1,025,275	69.0%
Marketing, selling and administrative expenses	248,138	14.8%	211,048	14.2%
Depreciation and amortization expenses	173,252	10.4%	157,575	10.6%

Operating Income	149,534	8.9%	91,752	6.2%

Other income (expense):

Interest income	3,781	0.2%	1,369	0.1%
Interest expense, net of interest capitalized	(87,483)	(5.2)%	(83,924)	(5.7)%
Other income	25,720	1.5%	78,250	5.3%

	(57,982)	(3.5)%	(4,305)	(0.3)%

Net Income	$91,552	5.5%	$87,447	5.9%

Diluted Earnings Per Share	$0.42		$0.40

Selected historical statistical information is shown in the following table:

	Quarter Ended March 31,
	2011	2010
Passengers Carried	1,214,809	1,117,530
Passenger Cruise Days	8,445,699	7,584,725
APCD	8,100,296	7,354,093
Occupancy	104.3%	103.1%

Gross Yields and Net Yields were calculated as follows (in thousands, except APCD and Yields):

	Quarter Ended March 31,
	2011	2011 On a Constant Currency basis	2010
Passenger ticket revenues	$1,226,517	$1,210,275	$1,082,521
Onboard and other revenues	445,478	444,010	403,129

Total revenues	1,671,995	1,654,285	1,485,650

Less:
Commissions, transportation and other	279,549	276,475	268,650
Onboard and other	102,490	102,171	90,935

Net revenues	$1,289,956	$1,275,639	$1,126,065

APCD	8,100,296	8,100,296	7,354,093
Gross Yields	$206.41	$204.23	$202.02
Net Yields	$159.25	$157.48	$153.12

Gross Cruise Costs and Net Cruise Costs were calculated as follows (in thousands, except APCD and costs per APCD):

	Quarter Ended March 31,
	2011	2011 On a Constant Currency basis	2010
Total cruise operating expenses	$1,101,071	$1,097,171	$1,025,275
Marketing, selling and administrative expenses	248,138	246,492	211,048

Gross Cruise Costs	1,349,209	1,343,663	1,236,323

Less:
Commissions, transportation and other	279,549	276,475	268,650
Onboard and other	102,490	102,171	90,935

Net Cruise Costs	$967,170	$965,017	$876,738

APCD	8,100,296	8,100,296	7,354,093
Gross Cruise Costs per APCD	$166.56	$165.88	$168.11
Net Cruise Costs per APCD	$119.40	$119.13	$119.22

Net Debt-to-Capital was calculated as follows (in thousands):

	As of
	March 31, 2011	December 31, 2010
Long-term debt, net of current portion	$8,076,793	$7,951,187
Current portion of long-term debt	702,484	1,198,929

Total debt	8,779,277	9,150,116
Less: Cash and cash equivalents	470,258	419,929

Net Debt	$8,309,019	$8,730,187

Total shareholders’ equity	$8,277,983	$7,942,502
Total debt	8,779,277	9,150,116

Total debt and shareholders’ equity	17,057,260	17,092,618

Debt-to-Capital	51.5%	53.5%
Net Debt	8,309,019	8,730,187

Net Debt and shareholders’ equity	$16,587,002	$16,672,689

Net Debt-to-Capital	50.1%	52.4%

Outlook

Full Year 2011

We expect Net Yields to increase in the range of 5% to 7% compared to 2010. On a Constant Currency basis, we expect Net Yields to increase in the range of 3% to 5% compared to 2010.

We expect Net Cruise Costs per APCD to increase in the range of 5% to 6% compared to 2010. On a Constant Currency basis, we expect Net Cruise Costs per APCD to increase approximately 4% compared to 2010. Excluding fuel, we expect Net Cruise Costs per APCD to increase in the range of 4% to 5% compared to 2010. On a Constant Currency basis, we expect Net Cruise Costs per APCD excluding fuel to increase in the range of 2% to 3% compared to 2010.

We expect a 7.5% increase in capacity, primarily driven by a full year of service of Celebrity Eclipse, a full year of service of Allure of the Seas and the addition of Celebrity Silhouette which will enter service during the third quarter of 2011.

Depreciation and amortization expenses are expected to be in the range of $705.0 million to $715.0 million and interest expense, net is expected to be in the range of $310.0 million to $320.0 million.

We do not forecast fuel prices and our cost calculations for fuel are based on current “at-the-pump” prices net of any hedging impacts. If fuel prices for the full year of 2011 remain at the level of current “at-the-pump” prices, fuel expenses for the full year of 2011 would be approximately $770.0 million. For the remainder of 2011, our fuel expense is approximately 56% hedged and a 10% change in fuel prices would result in a change in our fuel expenses of approximately $31.0 million for the full year 2011, after taking into account existing hedges.

Based on the expectations noted above, and assuming that fuel prices remain at $581 per metric ton and full year foreign currency exchange rates are $1.47 to the euro and $1.66 to the British pound, we expect full year 2011 earnings per share to be in the range of $3.10 to $3.30.

Second Quarter 2011

We expect Net Yields to increase approximately 5% compared to 2010. On a Constant Currency basis, we expect Net Yields to increase in the range of 1% to 2% compared to 2010.

We expect Net Cruise Costs per APCD to increase approximately 5% compared to 2010. We expect Net Cruise Costs per APCD on a Constant Currency basis to increase approximately 3% compared to 2010. Excluding fuel, we expect Net Cruise Costs per APCD to increase in the range of 4% to 5% compared to 2010. On a Constant Currency basis, we expect Net Cruise Costs per APCD excluding fuel to increase approximately 2% compared to 2010.

We expect a 6.6% increase in capacity, primarily driven by a full quarter of Celebrity Eclipse and by the addition of Allure of the Seas which entered service during the fourth quarter of 2010.

Depreciation and amortization expenses are expected to be in the range of $170.0 million to $175.0 million, and interest expense, net is expected to be in the range of $75.0 million to $80.0 million.

We do not forecast fuel prices and our cost calculations for fuel are based on current “at-the-pump” prices net of any hedging impacts. If fuel prices for the second quarter of 2011 remain at the level of current “at-the-pump” prices, fuel expenses for the second quarter of 2011 would be approximately $189.0 million. For the second quarter of 2011, our fuel expense is approximately 58% hedged and a 10% change in fuel prices would result in a change in our fuel expenses of approximately $9.0 million for the second quarter of 2011, after taking into account existing hedges.

Based on the expectations noted above, and assuming that fuel prices remain at $596 per metric ton and second quarter foreign currency exchange rates are $1.47 to the euro and $1.66 to the British pound, we expect second quarter 2011 earnings per share to be in the range of $0.40 to $0.45.

Quarter Ended March 31, 2011 Compared to Quarter Ended March 31, 2010

In this section, references to 2011 refer to the quarter ended March 31, 2011 and references to 2010 refer to the quarter ended March 31, 2010.

Revenues

Total revenues for 2011 increased $186.3 million or 12.5% to $1.7 billion from $1.5 billion in 2010. Approximately $150.7 million of this increase is attributable to a 10.1% increase in capacity. The increase in capacity is primarily due to the addition of Allure of the Seas, which entered service in December 2010, and the addition of Celebrity Eclipse, which entered service in April 2010. This increase in capacity is partially offset by the sale of Celebrity Mercury to TUI Cruises in February 2011. In addition, approximately $35.6 million of the increase in total revenues is driven by increases in ticket prices, an increase in occupancy from 103.1% in 2010 to 104.3% in 2011 and the favorable effect of changes in foreign currency exchange rates related to our revenue transactions denominated in currencies other than the United States dollar. The increase in occupancy is primarily due to improving market conditions and the favorable impact of our newer ships. These increases were partially offset by a decrease in air revenue due to a reduction in guests booking air service through us.

Onboard and other revenues included concession revenues of $68.3 million in 2011 compared to $62.3 million for the same period in 2010. The increase in concession revenues was due to the increase in capacity mentioned above.

Cruise Operating Expenses

Total cruise operating expenses for 2011 increased $75.8 million or 7.4% to $1.1 billion from $1.0 billion for 2010. Approximately $104.0 million of this increase is attributable to the 10.1% increase in capacity mentioned above. These increases were partially offset by a $28.2 million decrease primarily attributable to lower transportation and lodging expenses, air expenses, fuel expenses and vessel maintenance expenses on a per passenger basis. The decrease in transportation, lodging expenses and air expenses is related to a reduction in guests booking these services through us. The decrease in fuel expenses is primarily a result of improved fuel efficiencies related to our newer ships and the favorable effect of fuel swap agreements despite increasing fuel prices. The decrease in vessel maintenance expenses is due to the timing of engine overhauls in the current quarter versus the same period in the prior year as well as efficiency gained from our newer hardware. These decreases were partially offset by an increase in payroll expenses on a per passenger basis related to wage rate increases.

Marketing, Selling and Administrative Expenses

Marketing, selling and administrative expenses for 2011 increased $37.1 million or 17.6% to $248.1 million from $211.0 million for 2010. The increase is primarily due to an increase in marketing activities for television media and internet advertisements due to the timing of these activities as compared to 2010. To a lesser extent, the increase is also due to an increase in marketing and selling expenses associated with our international expansion.

Depreciation and Amortization expenses

Depreciation and amortization expenses for 2011 increased $15.7 million or 9.9% to $173.3 million from $157.6 million for 2010. The increase is primarily due to the addition Allure of the Seas which entered service in December 2010 and the addition of Celebrity Eclipse which entered service in April 2010. These increases were partially offset by the sale of Celebrity Mercury to TUI Cruises and the sale of Bleu de France.

Other Income (Expense)

Gross interest expense was $90.3 million, consistent with 2010. Interest expense, net of interest capitalized, increased to $87.5 million in 2011 from $83.9 million in 2010. The increase was due to a decrease in interest capitalized for ships under construction. Interest capitalized decreased to $2.8 million in 2011 from $6.6 million in 2010 primarily due to a lower average level of investment in ships under construction and, to a lesser extent, lower interest rates.

Other income decreased to $25.7 million in 2011 from $78.3 million in 2010. The decrease in other income (expense) was primarily due to a $85.6 million gain recorded from the settlement with Rolls Royce during 2010 that did not recur in 2011. In addition, we recorded a $24.1 million unrealized gain on our fuel options in 2011 primarily due to the increase in fuel prices which resulted in a net increase of $27.2 million as compared to the corresponding period in 2010. We also had $2.4 million in losses from our equity investments in 2011 as compared to $8.7 million in losses in 2010, for a change of $6.3 million when comparing these periods.

Net Yields

Net Yields increased 4.0% in 2011 compared to 2010 primarily due to the increase in ticket prices and the increase in occupancy, as discussed above. Net Yields increased 2.8% in 2011 compared to 2010 on a Constant Currency basis.

Net Cruise Costs

Net Cruise Costs increased 10.3% in 2011 compared to 2010 due to the 10.1% increase in capacity. Net Cruise Costs per APCD in 2011 remained consistent with 2010. Net Cruise Costs per APCD on a Constant Currency basis in 2011 also remained consistent with 2010.

Recently Adopted, and Future Application of, Accounting Standards

Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements for further information on Recently Adopted Accounting Standards and Recent Accounting Pronouncements.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash flow generated from operations provides us with a significant source of liquidity. Net cash provided by operating activities decreased $127.5 million to $285.4 million for the first quarter of 2011 compared to $412.9 million for the same period in 2010. This decrease was primarily a result of a lower rate of increase in customer deposits, the timing of collections on our trade accounts receivable and the timing of payments on our prepaid expenses and other assets. The decrease was also due to cash received during the first quarter of 2010 of $68.0 million related to the settlement of our case against Rolls Royce that did not recur in 2011. The decrease was partially offset by the timing of payments on our accounts payable.

Net cash provided by investing activities was $217.8 million for the first quarter of 2011 as compared to cash used in investing activities of $168.7 million for the same period in 2010. The change was primarily due to the proceeds received during 2011 from the sale of Celebrity Mercury of $290.0 million and the proceeds received from the sale of Bleu de France of $55.0 million. During the first quarter of 2011, our use of cash was primarily related to capital expenditures of $66.3 million, down from $166.4 million for the same period in 2010. The decrease in capital expenditures during 2011 is due to a lower level of ships under construction compared to the same period in 2010. We also provided $56.5 million in loans to our unconsolidated affiliates during the first quarter of 2011.

Net cash used in financing activities was $452.7 million for the first quarter of 2011 compared to $250.6 million for the same period in 2010. This change was due to an increase in repayments of debt of approximately $565.7 million partially offset by an increase in debt proceeds of approximately $350.5 million. The increase in repayments of debt was primarily due to the repayment of $500.0 million on a senior unsecured note due in February 2011. In addition, we made repayments of $420.0 million on our revolving credit facilities during the first quarter of 2011 as compared to $355.0 million in the same period in 2010. The increase in debt proceeds was primarily due to borrowings of $480.0 million on our revolving credit facilities during the first quarter of 2011 as compared to $135.0 million in the same period in 2010. During the first quarter of 2011, we received $17.3 million in connection with the exercise of common stock options as compared to $8.6 million in the same period in 2010.

Future Capital Commitments

Our future capital commitments consist primarily of new ship orders. We have Celebrity Silhouette, Celebrity Reflection and the first of a new generation of Royal Caribbean International cruise ships on order for an aggregate additional capacity of approximately 9,950 berths. We have an option to construct a second ship of a new generation for Royal Caribbean International which will expire on February 28, 2012, subject to earlier acceleration under certain circumstances.

The aggregate cost of our ships on order including the agreement for the first ship of a new generation is approximately $2.8 billion, of which we have deposited $199.3 million as of March 31, 2011. Approximately 5.0% of the aggregate cost was exposed to fluctuations in the euro exchange rate at March 31, 2011. (See Note 6. Commitments and Contingencies and Note 8. Fair Value Measurements and Derivative Instruments to our consolidated financial statements under Item 1. Financial Statements.)

Including the agreement for the first ship of a new generation, our anticipated overall capital expenditures will be approximately $1.1 billion for 2011, $1.2 billion for 2012, $500.0 million for 2013 and $1.1 billion for 2014. The contractual obligations table below does not include our commitment with Meyer Werft for this new ship.

Contractual Obligations

As of March 31, 2011, our contractual obligations were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating Activities:
Operating lease obligations(1)(2)	$454,373	$59,839	$243,348	$38,911	$112,275

Interest on long-term debt(3)	1,547,166	331,059	547,535	238,653	429,919
Other(4)	701,975	145,412	242,346	146,007	168,210
Investing Activities:
Ship purchase obligations(5)	1,530,233	799,924	730,309	—	—
Financing Activities:
Long-term debt obligations (6)	8,715,846	691,991	4,118,071	1,088,236	2,817,548

Capital lease obligations (7)	63,431	10,493	15,253	4,441	33,244

Total	$13,013,024	$2,038,718	$5,896,862	$1,516,248	$3,561,196

(1)	We are obligated under noncancelable operating leases primarily for a ship, offices, warehouses and motor vehicles.
(2)	Under the Brilliance of the Seas lease agreement, we may be required to make a termination payment of approximately £117.8 million, or approximately $188.8 million based on the exchange rate at March 31, 2011, if the lease is canceled in 2012. This amount is included in the 1-3 years column.
(3)	Long-term debt obligations mature at various dates through fiscal year 2027 and bear interest at fixed and variable rates. Interest on variable-rate debt is calculated based on forecasted cash outflows, including interest swapped from a fixed-rate to a variable-rate using the applicable rate at March 31, 2011. Debt denominated in other currencies is calculated based on the applicable exchange rate at March 31, 2011. Amounts are based on existing debt obligations and do not consider potential refinancing of expiring debt obligations.

(4)	Amounts represent future commitments with remaining terms in excess of one year to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts.
(5)	Amounts represent contractual obligations with initial terms in excess of one year. Also, the less than 1 year column includes $70.8 million available to TUI Cruises under the debt facility we provided for up to €90.0 million in conjunction with the sale of Celebrity Mercury. Remaining amount available calculated based on the euro exchange rate as of March 31, 2011.
(6)	Amounts represent debt obligations with initial terms in excess of one year.
(7)	Amounts represent capital lease obligations with initial terms in excess of one year.

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

In connection with the sale of Celebrity Mercury, we and TUI AG each guaranteed repayment of 50% of an €180.0 million 5-year bank loan provided to TUI Cruises. Based on current facts and circumstances, we do not believe potential obligations under this guarantee would be material to our results of operations.

Other than the items described above, we are not party to any other off-balance sheet arrangements, including guarantee contracts, retained or contingent interest, certain derivative instruments and variable interest entities, that either have, or are reasonably likely to have, a current or future material effect on our financial position.

Funding Sources

We have significant contractual obligations of which the capital expenditures associated with our ship purchases and our debt maturities represent our largest funding needs. We have $2.0 billion in contractual obligations due during the twelve-month period ending March 31, 2012 of which approximately $800.0 million relates to the acquisition of the Celebrity Silhouette along with progress payments on Celebrity Reflection and $692.0 million relates to debt maturities. In addition, we have $11.0 billion in contractual obligations due beyond the twelve month period ending March 31, 2012 of which debt maturities and ship purchase obligations represent $8.0 billion and $730.3 million, respectively. We have historically relied on a combination of cash flows provided by operations, drawdowns under our available credit facilities and the incurrence of additional debt to fund these obligations.

As of March 31, 2011, our liquidity was $1.6 billion consisting of approximately $470.3 million in cash and cash equivalents and $1.1 billion available under our unsecured revolving credit facilities. In addition, we had a working capital deficit of $1.8 billion as of March 31, 2011 as compared to our working capital deficit of $2.4 billion as of December 31, 2010. Similar to others in our industry, we are able to operate with a substantial working capital deficit because (1) passenger receipts are primarily paid in advance with a relatively low-level of accounts receivable, (2) rapid turnover results in a limited investment in inventories and (3) voyage-related accounts payable usually become due after receipt of cash from related bookings. In addition, we finance the purchase of our ships through long-term debt instruments of which the current portion of these instruments increases our working capital deficit. We generate substantial cash flows from operations and our business model, along with our unsecured revolving credit facilities, has historically allowed us to maintain this working capital deficit and still meet our operating, investing and financing needs. We expect that we will continue to have working capital deficits in the future.

Our $1.225 billion unsecured credit facility is currently scheduled to mature in June 2012. In anticipation of this maturity and in an effort to further reduce refinancing risk, we have an additional unsecured revolving credit facility that provides up to $525.0 million in available borrowings. We are evaluating our renewal or replacement options for the $1.225 billion facility and currently expect to extend and/or replace it prior to maturity. Our goal is to maintain two separate revolving credit facilities with staggered maturity dates going forward.

As of March 31, 2011, we have Celebrity Silhouette and Celebrity Reflection under construction in Germany both of which have committed bank financing arrangements which include sovereign financing guarantees. We have also entered into an agreement with Meyer Werft to build the first of a new generation of Royal Caribbean International cruise ships. We received a commitment for the unsecured financing of the ship for up to 80% of the ship contract price, with funding of 50% of the loan subject to syndication prior to delivery. Euler Hermes Kreditversicherungs AG, the official export credit agency of Germany, has agreed to guarantee 95% of the financing. In addition, we have an option to construct a second ship of the same class which will expire on February 28, 2012, subject to earlier acceleration under certain circumstances.

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

Debt Covenants

Our financing agreements contain covenants that require us, among other things, to maintain minimum net worth of at least $5.5 billion and a fixed charge coverage ratio of at least 1.25x and to limit our net debt-to-capital ratio to no more than 62.5%. The fixed charge coverage ratio is calculated by dividing net cash from operations for the past four quarters by the sum of dividend payments plus scheduled principal debt payments in excess of any new financings for the past four quarters. Our minimum net worth and maximum net debt-to-capital calculations exclude the impact of accumulated other comprehensive income (loss) on total shareholders’ equity. We are well in excess of all debt covenant requirements as of March 31, 2011. The specific covenants and related definitions can be found in the applicable debt agreements, the majority of which have been previously filed with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of our market risks, refer to Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our annual report on Form 10-K for the year ended December 31, 2010.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 during the quarter ended March 31, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

The risk factors that affect our business and financial results are discussed in “Item 1A. Risk Factors” in the 2010 Annual Report on Form 10-K and there has been no material change to these risk factors since previously disclosed. We wish to caution the reader that the risk factors discussed in “Item 1A. Risk Factors” in our 2010 Annual Report on Form 10-K, and those described elsewhere in this report or other Securities and Exchange Commission filings, could cause actual results to differ materially from those stated in any forward-looking statements.

Item 6. Exhibits

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934*

31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934*

32.1	Certifications of the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code**

*	Filed herewith
**	Furnished herewith

Interactive Data File

101*	The following financial statements from Royal Caribbean Cruises LTD.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, as filed with the SEC on April 28, 2011, formatted in XBRL, as follows:

(i)	the Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010;

(ii)	the Consolidated Balance Sheets at March 31, 2011 and December 31, 2010;

(iii)	the Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010; and

(iv)	the Notes to the Consolidated Financial Statements, tagged as blocks to text.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL CARIBBEAN CRUISES LTD.
(Registrant)

/s/ BRIAN J. RICE
Brian J. Rice
Executive Vice President and Chief Financial Officer
Date: April 28, 2011	(Principal Financial Officer and duly authorized signatory)