Form 10-Q
period 2011-06-30
ROYAL CARIBBEAN CRUISES LTD
filed 2011-08-01
CIK 884887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

There were 217,065,395 shares of common stock outstanding as of July 18, 2011.

ROYAL CARIBBEAN CRUISES LTD.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share data)

	Quarter Ended
	June 30,
	2011	2010
Passenger ticket revenues	$1,296,789	$1,159,453
Onboard and other revenues	471,084	442,244

Total revenues	1,767,873	1,601,697

Cruise operating expenses:
Commissions, transportation and other	299,174	271,140
Onboard and other	134,938	124,190
Payroll and related	198,794	188,608
Food	99,149	93,850
Fuel	188,128	164,118
Other operating	265,192	244,281

Total cruise operating expenses	1,185,375	1,086,187
Marketing, selling and administrative expenses	242,258	211,795
Depreciation and amortization expenses	172,050	160,031

Operating Income	168,190	143,684

Other income (expense):
Interest income	6,478	1,363
Interest expense, net of interest capitalized	(92,968)	(90,661)
Other income (expense)	11,791	(655)

	(74,699)	(89,953)

Net Income	$93,491	$53,731

Earnings per Share:
Basic	$0.43	$0.25

Diluted	$0.43	$0.25

Weighted-Average Shares Outstanding:
Basic	217,028	215,043

Diluted	219,370	217,561

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Six Months Ended
	June 30,
	2011	2010
Passenger ticket revenues	$2,523,306	$2,241,974
Onboard and other revenues	916,562	845,373

Total revenues	3,439,868	3,087,347

Cruise operating expenses:
Commissions, transportation and other	578,723	539,790
Onboard and other	237,428	215,125
Payroll and related	403,281	368,042
Food	199,231	186,497
Fuel	354,189	319,057
Other operating	513,594	482,951

Total cruise operating expenses	2,286,446	2,111,462
Marketing, selling and administrative expenses	490,396	422,843
Depreciation and amortization expenses	345,302	317,606

Operating Income	317,724	235,436

Other income (expense):
Interest income	10,259	2,732
Interest expense, net of interest capitalized	(193,593)	(182,189)
Other income	37,511	77,595

	(145,823)	(101,862)

Net Income	$171,901	$133,574

Earnings per Share:
Basic	$0.79	$0.62

Diluted	$0.78	$0.61

Weighted-Average Shares Outstanding:
Basic	216,771	214,680

Diluted	219,516	217,304

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of
	June 30,	December 31,
	2011	2010
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$551,460	$419,929
Trade and other receivables, net	273,708	266,710
Inventories	145,547	126,797
Prepaid expenses and other assets	225,326	145,144
Derivative financial instruments	130,835	56,491

Total current assets	1,326,876	1,015,071
Property and equipment, net	16,440,866	16,771,677
Goodwill	800,436	759,328
Other assets	1,380,320	1,107,753

	$19,948,498	$19,653,829

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$703,245	$1,198,929
Accounts payable	343,162	249,047
Accrued interest	100,253	160,906
Accrued expenses and other liabilities	480,656	553,218
Customer deposits	1,660,614	1,283,073

Total current liabilities	3,287,930	3,445,173
Long-term debt	7,901,646	7,951,187
Other long-term liabilities	410,643	356,717

Commitments and contingencies (Note 7)

Shareholders’ equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 227,366,165 and 226,211,731 shares issued, June 30, 2011 and December 31, 2010, respectively)	2,273	2,262
Paid-in capital	3,054,797	3,027,130
Retained earnings	5,431,899	5,259,998
Accumulated other comprehensive income	273,014	25,066
Treasury stock (10,308,683 common shares at cost, June 30, 2011 and December 31, 2010)	(413,704)	(413,704)

Total shareholders’ equity	8,348,279	7,900,752

	$19,948,498	$19,653,829

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended
	June 30,
	2011	2010
Operating Activities
Net income	$171,901	$133,574
Adjustments:
Depreciation and amortization	345,302	317,606
(Gain) loss on fuel call options	(24,803)	7,348
Changes in operating assets and liabilities:
Decrease in trade and other receivables, net	63,803	127,131
Increase in inventories	(17,316)	(5,607)
Increase in prepaid expenses and other assets	(83,740)	(37,937)
Increase in accounts payable	92,619	23,622
Decrease in accrued interest	(60,653)	(42,500)
Decrease in accrued expenses and other liabilities	(21,931)	(13,572)
Increase in customer deposits	306,070	320,382
Cash received on settlement of derivative financial instruments	—	172,993
Other, net	(4,510)	7,862

Net cash provided by operating activities	766,742	1,010,902

Investing Activities
Purchases of property and equipment	(251,565)	(847,541)
Cash received (paid) on settlement of derivative financial instruments	25,250	(7,121)
Loans to unconsolidated affiliates	(69,682)	—
Proceeds from the sale of ships	345,000	—
Other, net	(3,044)	(8,266)

Net cash provided by (used in) investing activities	45,959	(862,928)

Financing Activities
Debt proceeds	702,442	1,081,069
Debt issuance costs	(28,593)	(36,929)
Repayments of debt	(1,376,801)	(1,168,928)
Proceeds from exercise of common stock options	17,923	11,377
Other, net	705	748

Net cash used in financing activities	(684,324)	(112,663)

Effect of exchange rate changes on cash	3,154	(1,110)

Net increase in cash and cash equivalents	131,531	34,201
Cash and cash equivalents at beginning of period	419,929	284,619

Cash and cash equivalents at end of period	$551,460	$318,820

Supplemental Disclosure
Cash paid during the period for:
Interest, net of amount capitalized	$223,438	$159,288

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

Note 1. General

Description of Business

We are a global cruise company. We own five cruise brands, Royal Caribbean International, Celebrity Cruises, Pullmantur, Azamara Club Cruises, and CDF Croisières de France. In addition, we have a 50% investment in a joint venture which operates the brand TUI Cruises.

Basis for Preparation of Consolidated Financial Statements

The unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Estimates are required for the preparation of financial statements in accordance with these principles. Actual results could differ from these estimates. See Note 2. Sumarry of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of our significant accounting policies.

All significant intercompany accounts and transactions are eliminated in consolidation. We consolidate entities over which we have control, usually evidenced by a direct ownership interest of greater than 50% and variable interest entities where we are determined to be the primary beneficiary. See Note 6. Goodwill and Other Assets for further information regarding our variable interest entities. For affiliates we do not control but over which we have significant influence on financial and operating policies, usually evidenced by a direct ownership interest from 20% to 50%, the investment is accounted for using the equity method. We consolidate the operating results of Pullmantur and its wholly-owned brand, CDF Croisières de France, on a two-month lag to allow for more timely preparation of our consolidated financial statements. No material events or transactions affecting Pullmantur or CDF Croisières de France, have occurred during the two-month lag period of May 2011 and June 2011 that would require disclosure or adjustment to our consolidated financial statements as of June 30, 2011.

We believe the accompanying unaudited consolidated financial statements contain all normal recurring accruals necessary for a fair statement. Our revenues are seasonal and results for interim periods are not necessarily indicative of results for the entire year.

Revision of Prior Period Financial Statements

In connection with the preparation of our consolidated financial statements for the second quarter of 2011, we identified an error in the manner in which we were amortizing guarantee fees related to three outstanding export credit agency guaranteed loans, and to a much lesser extent, fees associated with our revolving credit facilities. Previously, these fees were amortized on a straight-line basis over the life of the respective loan. We have changed our method to amortize these guarantee fees based on the timing of their payment, which payments are made semi-annually and vary in amount depending on a number of factors, including the relevant outstanding loan balance and our credit rating. In accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), we assessed the materiality of the error and concluded that the errors were not material to any of our previously issued financial statements. In accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), we will revise our previously issued financial statements to correct the effect of these errors. This non-cash revision does not impact our operating income or cash flows for any prior period.

The following tables present the effect of this correction on the Company’s Consolidated Statements of Operations for all periods affected:

	Year Ended December 31, 2010			Year Ended December 31, 2009
	(in thousands, except per share data)
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Interest expense, net of interest capitalized	$(339,393)	$(31,814)	$(371,207)	$(300,012)	$(9,936)	$(309,948)
Total other expense	(255,166)	(31,814)	(286,980)	(326,090)	(9,936)	(336,026)
Net Income	547,467	(31,814)	515,653	162,421	(9,936)	152,485
Earning per Share:
Basic	$2.55	$(0.15)	$2.40	$0.76	$(0.05)	$0.71
Diluted	$2.51	$(0.15)	$2.37	$0.75	$(0.05)	$0.71

	Quarter Ended March 31, 2011			Quarter Ended March 31, 2010
	(in thousands, except per share data)
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Interest expense, net of interest capitalized	$(87,483)	$(13,142)	$(100,625)	$(83,924)	$(7,604)	$(91,528)
Total other expense	(57,982)	(13,142)	(71,124)	(4,305)	(7,604)	(11,909)
Net Income	91,552	(13,142)	78,410	87,447	(7,604)	79,843
Earning per Share:
Basic	$0.42	$(0.06)	$0.36	$0.41	$(0.04)	$0.37
Diluted	$0.42	$(0.06)	$0.36	$0.40	$(0.04)	$0.37

	Quarter Ended June 30, 2010			Quarter Ended June 30, 2009
	(in thousands, except per share data)
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Interest expense, net of interest capitalized	$(83,846)	$(6,815)	$(90,661)	$(68,327)	$(1,190)	$(69,517)

Total other expense	(83,138)	(6,815)	(89,953)	(90,148)	(1,190)	(91,338)
Net Income (Loss)	60,546	(6,815)	53,731	(35,086)	(1,190)	(36,276)
Earning (Loss) per Share:
Basic	$0.28	$(0.03)	$0.25	$(0.16)	$(0.01)	$(0.17)
Diluted	$0.28	$(0.03)	$0.25	$(0.16)	$(0.01)	$(0.17)

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
	(in thousands, except per share data)
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Interest expense, net of interest capitalized	$(167,770)	$(14,419)	$(182,189)	$(147,789)	$(1,190)	$(148,979)
Total other expense	(87,443)	(14,419)	(101,862)	(170,639)	(1,190)	(171,829)
Net Income (Loss)	147,993	(14,419)	133,574	(71,324)	(1,190)	(72,514)
Earning (Loss) per Share:
Basic	$0.69	$(0.07)	$0.62	$(0.33)	$(0.01)	$(0.34)
Diluted	$0.68	$(0.07)	$0.61	$(0.33)	$(0.01)	$(0.34)

	Quarter Ended September 30, 2010			Quarter Ended September 30, 2009
	(in thousands, except per share data)
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Interest expense, net of interest capitalized	$(82,494)	$(6,588)	$(89,082)	$(73,912)	$(684)	$(74,596)
Total other expense	(88,735)	(6,588)	(95,323)	(76,449)	(684)	(77,133)
Net Income	356,767	(6,588)	350,179	230,392	(684)	229,708
Earning per Share:
Basic	$1.66	$(0.03)	$1.63	$1.08	$0.00	$1.07
Diluted	$1.64	$(0.03)	$1.61	$1.07	$0.00	$1.07

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	(in thousands, except per share data)
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Interest expense, net of interest capitalized	$(250,264)	$(21,007)	$(271,271)	$(221,701)	$(1,873)	$(223,574)
Total other expense	(176,178)	(21,007)	(197,185)	(247,088)	(1,873)	(248,961)
Net Income	504,760	(21,007)	483,753	159,068	(1,873)	157,195
Earning per Share:
Basic	$2.35	$(0.10)	$2.25	$0.74	$(0.01)	$0.74
Diluted	$2.32	$(0.10)	$2.23	$0.74	$(0.01)	$0.73

The following table presents the effect this error has on the Consolidated Balance Sheet at December 31, 2010:

	As of December 31, 2010			As of December 31, 2009
	(in thousands)
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Property and equipment, net	$16,769,181	$2,496	$16,771,677	$15,268,053	$384	$15,268,437
Other assets	1,151,324	(43,571)	1,107,753	1,146,677	(9,453)	1,137,224
Total assets	19,694,904	(41,075)	19,653,829	18,233,494	(9,069)	18,224,425
Accrued expenses and other liabilities	552,543	675	553,218	521,190	867	522,057
Total current liabilities	3,444,498	675	3,445,173	2,749,030	867	2,749,897
Retained earnings	5,301,748	(41,750)	5,259,998	4,754,950	(9,936)	4,745,014
Total shareholders’ equity	7,942,502	(41,750)	7,900,752	7,499,717	(9,936)	7,489,781
Total assets and liabilities	19,694,904	(41,075)	19,653,829	18,233,494	(9,069)	18,224,425

The correction did not have an effect on the Company’s operating cash flows. The following table presents the effect on the individual line items within operating cash flows on the Company’s Consolidated Statement of Cash Flows for June 30, 2010:

	Six Months Ended June 30, 2010 (in thousands)
	As Previously Reported	Adjustment	Reclassification[1]	As Revised
Net income	$147,993	$(14,419)	$—	$133,574
Decrease in accrued expenses and other liabilities	(13,514)	(58)	—	(13,572)
Other, net	733	14,477	(7,348)	7,862

1	Please refer to Note 2. Summary of Significant Accounting Policies for discussion.

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

Recent Accounting Pronouncements

In April 2011, authoritative guidance was issued to clarify when a modification or restructuring of a receivable constitutes a troubled debt restructuring. In evaluating whether such a modification or restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that two conditions exist: (1) the modification or restructuring constitutes a concession and (2) the debtor is experiencing financial difficulties. The guidance will be effective for our interim and annual reporting periods beginning after June 15, 2011 and will be applied retrospectively to the beginning of the annual period of adoption. The adoption of this newly issued guidance is not expected to have a material impact on our consolidated financial statements.

In May 2011, authoritative guidance was issued to achieve consistent fair value measurements and to clarify certain disclosure requirements for fair value measurements. The new guidance includes clarification about when the concept of highest and best use is applicable to fair value measurements, requires quantitative disclosures about inputs used and qualitative disclosures about the sensitivity of recurring Level 3 measurements, and requires the classification of all assets and liabilities measured at fair value in the fair value hierarchy including those assets and liabilities which are not recorded at fair value but for which fair value is disclosed. The guidance will be effective for our interim and annual reporting periods beginning after December 15, 2011. We are evaluating the impact of the adoption of this newly issued guidance but we do not expect it to have a material impact on our consolidated financial statements.

In June 2011, authoritative guidance was issued on the presentation of comprehensive income. Specifically, the guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. This guidance will be applied retrospectively and will be effective for our interim and annual reporting periods beginning after December 15, 2011. We expect to add a new primary consolidated statement of other comprehensive income which will immediately follow our consolidated statements of operations to our filings when applicable.

Reclassifications

For the six months ended June 30, 2010, $7.3 million has been reclassified in the consolidated statement of cash flows from other, net within net cash flows provided by operating activities to (gain) loss on fuel call options within net cash flows provided by operating activities in order to conform to the current year presentation.

Other

Revenues and expenses include taxes assessed by governmental authorities that are directly imposed on a revenue-producing transaction between a seller and a customer. The amounts included on a gross basis in our consolidated statement of operations were $103.2 million and $94.1 million for the second quarters of 2011 and 2010, respectively, and $198.9 million and $175.4 million for the six months ended June 30, 2011 and 2010, respectively.

Note 3. Earnings Per Share

A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income for basic and diluted earnings per share	$93,491	$53,731	$171,901	$133,574

Weighted-average common shares outstanding	217,028	215,043	216,771	214,680
Dilutive effect of stock options and restricted stock awards	2,342	2,518	2,745	2,624

Diluted weighted-average shares outstanding	219,370	217,561	219,516	217,304

Basic earnings per share	$0.43	$0.25	$0.79	$0.62
Diluted earnings per share	$0.43	$0.25	$0.78	$0.61

Diluted earnings per share for the quarter and six months ended June 30, 2011 does not include options to purchase 2.8 million and 1.8 million shares respectively, because the effect of including them would have been antidilutive. Diluted earnings per share for the quarter and six months ended June 30, 2010 does not include options to purchase 2.8 million shares outstanding for both periods because the effect of including them would have been antidilutive.

Note 4. Long-Term Debt

During the second quarter of 2011, we entered into a credit agreement for the financing of the first of a new generation of Royal Caribbean International cruise ships (“Project Sunshine”), which is scheduled for delivery in the third quarter of 2014. The credit agreement makes available to us an unsecured term loan in an amount up to the US Dollar equivalent corresponding to approximately €595.0 million, with funding of 50% of the facility subject to syndication prior to delivery. Euler Hermes Kreditversicherungs AG, the official export credit agency of Germany (“Hermes”), has agreed to guarantee to the lender payment of 95% of the financing. The loan amortizes semi-annually and will mature 12 years following delivery of the ship. Interest on the loan will accrue at our election at either a fixed rate of 4.76% or a floating rate at LIBOR plus a margin of 1.30%.

Certain of our unsecured term loans are guaranteed by the export credit agency in the respective country in which the ship is constructed. These fees are payable either up-front or over the term of the loan. In consideration for these guarantees, we pay to the applicable export credit agency fees that range from 1.13% to 1.96% per annum based on the outstanding loan balance (subject to adjustment in certain of our facilities based upon our credit ratings) over the term of the loan or approximately 2.3% to 2.37% of the maximum loan amount payable up-front depending on the financing arrangement. During the second quarter of 2011, we identified an error in the manner in which we were amortizing fees related to three outstanding export credit agency guaranteed loans, and to a much lesser extent, fees associated with our revolving credit facilities. See Note 1. General – Revision of Prior Period Financial Statements for further details.

Note 5. Property and Equipment

In November 2010, we sold Bleu de France to an unrelated party for $55.0 million. The sale was recorded in the first quarter of 2011, as we consolidate the operating results of CDF Croisières de France on a two-month lag. (See Note 1. General). As part of the sale agreement, we chartered the Bleu de France from the buyer for a period of one year from the sale date to fulfill existing passenger commitments. The sale resulted in an immaterial gain that is being recognized over the charter period.

In February 2011, we sold Celebrity Mercury to TUI Cruises for €234.3 million. We executed certain forward contracts to lock in the sales price at approximately $290.0 million. The sale resulted in a gain of $24.2 million which, due to the related party nature of the transaction, is being recognized primarily over the remaining life of the ship, estimated to be 17 years.

Note 6. Goodwill and Other Assets

During the fourth quarter of 2010, we performed our annual analyses to determine if the goodwill attributable to our Royal Caribbean International and Pullmantur reporting units, and the trademarks and trade names held by Pullmantur, were impaired. On December 31, 2010, the estimated fair value of the reporting units and the trademarks and trade names exceeded their respective carrying values. During the second quarter of 2011, we performed an interim test for impairment of Pullmantur’s goodwill. We continue to believe that the fair value of Pullmantur’s goodwill exceeds its carrying value.

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

The continuing weakness of the Spanish economy could also affect the recoverability of Pullmantur’s $38.4 million in deferred tax assets at June 30, 2011. We regularly review deferred tax assets for recoverability based on our history of earnings, expectations for future earnings, and tax planning strategies. We believe it is more likely than not that we will recover the deferred tax assets based on our expectation of future earnings and implementation of tax planning strategies. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income to support the amount of deferred tax assets. It is possible we may need to establish a valuation allowance for a portion or all of the deferred tax asset balance if future earnings do not meet expectations or we are unable to successfully implement our tax planning strategies.

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

We have determined that our 40% noncontrolling interest in Grand Bahamas Shipyard Ltd. (“Grand Bahama”), a ship repair and maintenance facility in which we initially invested in 2001, is a VIE. The facility serves cruise and cargo ships, oil and gas tankers, and offshore units. We utilize this facility, among other ship repair facilities, for our regularly scheduled drydocks and certain emergency repairs as may be required. We have determined we are not the primary beneficiary of this facility, as we do not have the power to direct the activities that most significantly impact the facility’s economic performance. Accordingly, we do not consolidate this entity and we account for this investment under the equity method of accounting. As of June 30, 2011 and December 31, 2010, we had loans and interest due from this facility of approximately $65.2 million and $64.1 million, respectively, which is also our maximum exposure to loss as we are not contractually required to provide any financial or other support to the facility. The majority of these loans are in non-accrual status. During the first six months of 2011, we received approximately $4.6 million in principal and interest payments from Grand Bahama and recorded gains associated with our investment in Grand Bahama which offset the decrease in the balance of the loans. We monitor credit risk associated with these loans through our participation on the facility’s board of directors along with our review of the facility’s financial statements and projected cash flows. Based on this review, we believe the risk of loss associated with these loans is remote as of June 30, 2011.

In conjunction with our acquisition of Pullmantur in 2006, we obtained a 49% noncontrolling interest in Pullmantur Air, S.A. (“Pullmantur Air”), a small air business that operates four aircrafts in support of Pullmantur’s operations. We have determined Pullmantur Air is a VIE for which we are the primary beneficiary as we have the power to direct the activities that most significantly impact its economic performance and we are obligated to absorb its losses. In accordance with authoritative guidance, we have consolidated the assets and liabilities of Pullmantur Air. We do not separately disclose the assets and liabilities of Pullmantur Air as they are immaterial to our June 30, 2011 and December 31, 2010 consolidated financial statements.

We have determined that our 50% interest in the TUI Cruises GmbH joint venture which operates the brand TUI Cruises, is a VIE. In February 2011, we sold Celebrity Mercury to TUI Cruises for €234.3 million to serve as its second ship. The ship was renamed Mein Schiff 2 and began sailing in May 2011. Concurrently with entering into the agreement to sell Celebrity Mercury, we executed certain forward exchange contracts to lock in the sales price at approximately $290.0 million. We deferred the gain on the sale of $24.2 million which will be recognized primarily over the remaining life of the ship, estimated to be 17 years. In connection with the sale, we provided a debt facility to TUI Cruises in the amount of up to €90.0 million. The amount drawn under the facility as of June 30, 2011 was €50.0 million, or approximately $72.5 million based on the exchange rate at June 30, 2011. The loan bears interest at the rate of 11% per annum, is subject to annual increases, is payable over seven years, is 50% guaranteed by TUI AG and is secured by second mortgages on both Mein Schiff 1 and Mein Schiff 2. In addition, we and TUI AG each guaranteed the repayment of 50% of an €180.0 million 5-year bank loan provided to TUI Cruises in connection with the sale of the ship. Based on current facts and circumstances, we do not believe potential obligations under this guarantee would be material to our results of operations.

As of June 30, 2011 and December 31, 2010, our investment in TUI Cruises, including equity and loans, is substantially our maximum exposure to loss, which was approximately $274.5 million and

$190.8 million, respectively, and was included within other assets in our consolidated balance sheets. We have determined that we are not the primary beneficiary of TUI Cruises. We believe that the power to direct the activities that most significantly impact TUI Cruises’ economic performance are shared between ourselves and TUI AG. All the significant operating and financial decisions of TUI Cruises require the consent of both parties which we believe creates shared power over TUI Cruises. Accordingly, we do not consolidate this entity and account for this investment under the equity method of accounting.

Note 7. Commitments and Contingencies

Capital Expenditures

In February 2011, we entered into an agreement with Meyer Werft to build our Project Sunshine ship. In addition, we have an option to construct a second ship of the same class which will expire on February 28, 2012, subject to earlier acceleration under certain circumstances.

As of June 30, 2011, the aggregate cost of our ships on order was approximately $2.7 billion, of which we had deposited $294.8 million as of such date. Approximately 2.9% of the aggregate cost was exposed to fluctuations in the euro exchange rate at June 30, 2011.

As of June 30, 2011, the expected dates our ships on order will enter service and their approximate berths are as follows:

Ship	Expected to Enter Service	Approximate Berths
Celebrity Cruises – Solstice-class:
Celebrity Silhouette[1]	3rd Quarter 2011	2,850
Celebrity Reflection	4th Quarter 2012	3,000
Royal Caribbean International – Project Sunshine:
Unnamed	3rd Quarter 2014	4,100

	Total Berths	9,950

1	We took delivery of Celebrity Silhouette in July 2011.

We have committed bank financing arrangements for Celebrity Silhouette, Celebrity Reflection and our Project Sunshine ship, each of which include sovereign financing guarantees.

Litigation

We commenced an action in June 2010 in the United States District Court for Puerto Rico seeking a declaratory judgment that Puerto Rico’s distributorship laws do not apply to our relationship with an international representative located in Puerto Rico. In September 2010, the international representative brought as part of this proceeding a number of claims against Royal Caribbean Cruises Ltd. and Celebrity Cruises Inc. alleging violations of Puerto Rico’s distributorship laws, bad faith breach of contract, tortuous interference with contract, violations of various federal and state antitrust and unfair competition laws. The international representative is seeking in excess of $40.0 million on each of six of the claims together with treble damages in an additional amount of $120.0 million on each of three of the claims, as well as injunctive relief and declaratory judgment. We believe that the claims made against us are without merit and we intend to vigorously defend ourselves against them.

In June 2011, a class action complaint was filed against Royal Caribbean Cruises Ltd. in the United States District Court for the Southern District of Florida on behalf of a purported class of stateroom attendants employed onboard Royal Caribbean International cruise vessels alleging that they were required to pay other crew members to help with their duties in violation of the U.S. Seaman’s Wage Act. The lawsuit also alleges that certain lower rated stateroom attendants were required to work back of house assignments without the ability to earn gratuities in violation of the U.S. Seaman’s Wage Act. Plaintiffs seek judgment for damages, wage penalties and interest in an indeterminate amount. We have filed a Motion to Dismiss the Complaint on the basis that the applicable collective bargaining agreement requires any such claims to be arbitrated. We also believe we have meritorious defenses to the lawsuit which we intend to vigorously pursue.

We are routinely involved in other claims typical within the cruise vacation industry. The majority of these claims are covered by insurance. We believe the outcome of such claims, net of expected insurance recoveries, will not have a material adverse impact on our financial condition or results of operations.

Other

In July 2002, we entered into an operating lease denominated in British pound sterling for the Brilliance of the Seas. The lease payments vary based on sterling LIBOR. The lease has a contractual life of 25 years; however, both the lessor and we have certain rights to cancel the lease at years 10 (i.e. 2012) and 18 (i.e. 2020) upon advance notice given approximately one year prior to cancellation. Accordingly, at the inception of the lease, the lease term for accounting purposes was established to be 10 years. In June 2011, the lessor advised us that they will not exercise their right to cancel the lease in 2012 and we subsequently made a determination that we will not exercise our right to cancel the lease in 2012. As a result, we performed a lease classification analysis and concluded that the lease should continue to be classified as an operating lease. In the event of early termination at year 18, we have the option to cause the sale of the vessel at its fair value and to use the proceeds towards the applicable termination payment. Alternatively, we could opt at such time to make a termination payment of approximately £73.8 million, or approximately $118.5 million based on the exchange rate at June 30, 2011 and relinquish our right to cause the sale of the vessel. Under current circumstances we do not believe early termination of this lease is probable.

Under the Brilliance of the Seas operating lease, we have agreed to indemnify the lessor to the extent its after-tax return is negatively impacted by unfavorable changes in corporate tax rates, capital allowance deductions and certain unfavorable determinations which may be made by United Kingdom tax authorities. These indemnifications could result in an increase in our lease payments. We are unable to estimate the maximum potential increase in our lease payments due to the various circumstances, timing or a combination of events that could trigger such indemnifications. We have been advised by the lessor that the United Kingdom tax authorities are disputing the lessor’s accounting treatment of the lease and that the parties are in discussions on the matter. If the characterization of the lease is ultimately determined to be incorrect, we could be required to indemnify the lessor under certain circumstances. The lessor has advised us that they believe their characterization of the lease is correct. Based on the foregoing and our review of available information, we do not believe an indemnification payment is probable. However, if the lessor loses its dispute and we are required to indemnify the lessor, we cannot at this time predict the impact that such an occurrence would have on our financial condition and results of operations.

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

Note 8. Comprehensive Income (Loss)

Comprehensive income (loss) includes net income, foreign currency translation adjustments, changes in our defined benefit plans and changes in the fair value of derivative instruments that qualify as cash flow hedges. The cumulative changes in fair value of the derivatives are deferred and recorded as a component of accumulated other comprehensive income (loss) until the hedged transactions are realized and recognized in earnings.

Comprehensive income (loss) was as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$93,491	$53,731	$171,901	$133,574
Changes related to cash flow derivative hedges	16,521	(241,570)	208,775	(353,486)
Change in defined benefit plans	(216)	—	(216)	—
Foreign currency translation adjustments	9,488	(44,713)	39,389	(75,079)

Total comprehensive income (loss)	$119,284	$(232,552)	$419,849	$(294,991)

Note 9. Fair Value Measurements and Derivative Instruments

Fair Value Measurements

We use quoted prices in active markets when available to determine the fair value of our financial instruments. The estimated fair value of our financial instruments that are not measured at fair value on a recurring basis are as follows (in thousands):

	At June 30, 2011	At December 31, 2010

Long-term debt (including current portion of long-term debt)	$8,858,400	$8,775,875

Long-Term Debt

The fair values of our senior notes and senior debentures were estimated by obtaining quoted market prices. The fair values of all other debt were estimated using the present value of expected future cash flows which incorporates our risk profile.

Other Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value at June 30, 2011 and December 31, 2010.

Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2011 Using				Fair Value Measurements at December 31, 2010 Using
Description	Total	Level 1[1]	Level 2[2]	Level 3[3]	Total	Level 1[1]	Level 2[2]	Level 3[3]

Assets:

Derivative financial instruments[4]	$447,469	—	447,469	—	$195,944	—	195,944	—

Investments[5]	$7,833	7,833	—	—	$7,974	7,974	—	—

Total Assets	$455,302	$7,833	$447,469	$—	$203,918	$7,974	$195,944	$—

Liabilities:
Derivative financial instruments[6]	$2,038	—	$2,038	—	$88,491	—	88,491	—

Total Liabilities	$2,038	$—	$2,038	$—	$88,491	$—	$88,491	$—

1.	Inputs based on quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Valuation of these items does not entail a significant amount of judgment.
2.	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. For foreign currency forward contracts, interest rate, cross currency and fuel swaps, fair value is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms such as maturity, as well as other inputs such as exchange rates, fuel types, fuel curves, interest rate yield curves, creditworthiness of the counterparty and the Company. For fuel call options, fair value is determined by using the prevailing market price for the instruments consisting of published price quotes for similar assets based on recent transactions in an active market.
3.	Inputs that are unobservable for the asset or liability. The Company did not use any Level 3 inputs as of June 30, 2011 and December 31, 2010.
4.	Consists of foreign currency forward contracts, interest rate, cross currency, fuel swaps and fuel call options. Please refer to the “Fair Value of Derivative Instruments” table for breakdown by instrument type.
5.	Consists of exchange-traded equity securities and mutual funds.
6.	Consists of fuel swaps and foreign currency forward contracts. Please refer to the “Fair Value of Derivative Instruments” table for breakdown by instrument type.

We do not have financial instruments measured at fair value within the third level of the fair value hierarchy as of June 30, 2011. During the fourth quarter of 2010, we changed our valuation technique for fuel call options to a market approach method which employs inputs that are observable. The fair value for fuel call options is determined by using the prevailing market price for the instruments consisting of published price quotes for similar assets based on recent transactions in an active market. We believe that Level 2 categorization is appropriate due to an increase in the observability and transparency of significant inputs. Previously, we derived the fair value of our fuel call options using standard option pricing models with inputs based on the options’ contract terms and data either readily available or formulated from public market information. The fuel call options were categorized as Level 3 as of June 30, 2010, because certain inputs, principally volatility, were unobservable.

The following table presents a reconciliation of the Company’s fuel call options’ beginning and ending balances as of June 30, 2010 (in thousands):

Quarter Ended June 30, 2010	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Six Months Ended June 30, 2010	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fuel Call Options		Fuel Call Options

Balance at April 1, 2010	$20,543	Balance at January 1, 2010	$9,998
Total gains or losses (realized /unrealized)		Total gains or losses (realized /unrealized)
Included in other income (expense)	(4,249)	Included in other income (expense)	(7,347)
Purchases	10,896	Purchases	24,539
Transfers in and/or out of Level 3	—	Transfers in and/or out of Level 3	—

Balance at June 30, 2010	$27,190	Balance at June 30, 2010	$27,190

The amount of total gains or losses for the period included in other (expense) income attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(4,249)	The amount of total gains or losses for the period included in other (expense) income attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(7,347)

The reported fair values are based on a variety of factors and assumptions. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of June 30, 2011, December 31, 2010 or June 30, 2010, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.

Concentrations of Credit Risk

We monitor our credit risk associated with financial and other institutions with which we conduct significant business and, to minimize these risks, we select counterparties with credit risks acceptable to us and we limit our exposure to an individual counterparty. Credit risk, including but not limited to counterparty nonperformance under derivative instruments, our revolving credit facilities and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions and insurance companies with which we have long-term relationships and which have credit risks acceptable to us or where the credit risk is spread out among a large number of counterparties. In addition, our exposure under foreign currency contracts, fuel call options, interest rate and fuel swap agreements that are in-the-money are limited to the cost of replacing the contracts in the event of non-performance by the counterparties to the contracts, all of which are currently our lending banks. We do not anticipate nonperformance by any of our significant counterparties. In addition, we have established guidelines regarding credit ratings and instrument maturities that we follow to maintain safety and liquidity. We do not normally require collateral or other security to support credit relationships; however, in certain circumstances this option is available to us. We normally require that reimbursement of our new ship progress payments to shipyards be guaranteed by either the respective export credit agency, a financial institution or an insurance company in the event of default by the shipyard.

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

Changes in the fair value of derivatives that are designated as fair value hedges are offset against changes in the fair value of the underlying hedged assets, liabilities or firm commitments. Gains and losses on derivatives that are designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) until the underlying hedged transactions are recognized in earnings. The foreign currency transaction gain or loss of our non-derivative financial instruments designated as hedges of our net investment in our foreign operations and investments are recognized as a component of accumulated other comprehensive income (loss) along with the associated foreign currency translation adjustment of the foreign operation.

On an ongoing basis, we assess whether derivatives used in hedging transactions are “highly effective” in offsetting changes in the fair value or cash flow of hedged items. We use the long-haul method to assess hedge effectiveness using regression analysis for each hedge relationship under our interest rate, foreign currency and fuel hedging programs. We apply the same methodology on a consistent basis for assessing hedge effectiveness to all hedges within each hedging program (i.e. interest rate, foreign currency and fuel). We perform regression analyses over an observation period commensurate with the contractual life of the derivative instrument, up to three years for interest rate and foreign currency relationships and four years for fuel relationships. High effectiveness is achieved when a statistically valid relationship reflects a high degree of offset and correlation between the fair values of the derivative instrument and the hedged item. The determination of ineffectiveness is based on the amount of dollar offset between the change in fair value of the derivative instrument and the change in fair value of the hedged item at the end of the reporting period. If it is determined that a derivative is not highly effective as a hedge or hedge accounting is discontinued, any change in fair value of the derivative since the last date at which it was determined to be effective is recognized in earnings. In addition, the ineffective portion of our highly effective hedges is recognized in earnings immediately and reported in other income (expense) in our consolidated statements of operations.

Cash flows from derivative instruments that are designated as fair value or cash flow hedges are classified in the same category as the cash flows from the underlying hedged items. In the event that hedge accounting is discontinued, cash flows subsequent to the date of discontinuance are classified within investing activities. Cash flows from derivative instruments not designated as hedging instruments are classified as investing activities.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our long-term debt obligations including future interest payments. At June 30, 2011, approximately 47% of our long-term debt was effectively fixed and approximately 53% was floating as compared to 49% and 51% as of December 31, 2010, respectively. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense. We assess the risk that changes in interest rates will have either on the fair value of debt obligations or on the amount of future interest payments by monitoring changes in interest rate exposures and by evaluating hedging opportunities.

Market risk associated with our long-term fixed rate debt is the potential increase in fair value resulting from a decrease in interest rates. We use interest rate swap agreements that effectively convert a portion of our fixed-rate debt to a floating-rate basis to manage this risk. At June 30, 2011 and December 31, 2010 we maintained interest rate swap agreements that effectively changed $350.0 million of debt with a fixed rate of 7.25% to a LIBOR-based floating rate equal to LIBOR plus 1.72%, for an interest rate that is currently approximately 2.12%. These interest rate swap agreements are accounted for as fair value hedges.

The notional amount of outstanding debt related to interest rate swaps as of June 30, 2011 and as of December 31, 2010 was $350.0 million.

Foreign Currency Exchange Rate Risk

Derivative Instruments

Our primary exposure to foreign currency exchange rate risk relates to our ship construction firm commitments denominated in euros, a portion of our euro-denominated debt, and to a lesser extent, transactions arising from our international operations that are denominated in currencies other than the United States dollar. We enter into euro-denominated forward contracts and cross currency swap agreements to manage portions of the exposure to movements in foreign currency exchange rates. Approximately 2.9% of the aggregate cost of the ships was exposed to fluctuations in the euro exchange rate at June 30, 2011. Approximately 2.2% of the aggregate cost of the ships was exposed to fluctuations in the euro exchange rate at December 31, 2010. The majority of our foreign exchange contracts and our cross currency swap agreements are accounted for as fair value or cash flow hedges depending on the designation of the related hedge.

During the second quarter of 2011, we recognized a gain of approximately $5.0 million related to certain derivative instruments associated with our ship construction firm commitments denominated in euros that no longer qualified for hedge accounting treatment because it was probable that the original forecasted transaction would not occur by the end of the originally specified time period. The gain represents the derivative gain, net of ineffectiveness, previously reported in accumulated other comprehensive income. This amount is reported in other income (expense) in our consolidated statements of operations.

The notional amount of outstanding foreign exchange contracts including our cross currency swap agreements as of June 30, 2011 and December 31, 2010 was $2.7 billion and $2.5 billion, respectively.

Non-Derivative Instruments

We consider our investments in our foreign operations to be denominated in relatively stable currencies and of a long-term nature. We partially address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries’ and investments’ functional currencies. As of June 30, 2011 and December 31, 2010, we have assigned debt of approximately €452.7 million and €469.3 million, or approximately $656.5 million and $628.2 million, respectively, as a hedge of our net investment in Pullmantur and TUI Cruises.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the consumption of fuel on our ships. We use fuel swap agreements and fuel call options to mitigate the financial impact of fluctuations in fuel prices.

As of June 30, 2011 and December 31, 2010, we have entered into the following fuel swap agreements:

	Fuel Swap Agreements
	As of June 30, 2011	As of December 31, 2010
	(metric tons)
2011	436,000	766,000
2012	738,000	738,000
2013	644,000	300,000
2014	418,000	—
2015	284,000	—

	Fuel Swap Agreements
Projected fuel purchases for year:	As of June 30, 2011	As of December 31, 2010
	(% hedged)
2011	55%	58%
2012	55%	55%
2013	47%	22%
2014	30%	—
2015	20%	—

Additionally, as of June 30, 2011, we have entered into fuel call options on a total of 1.7 million barrels which mature between 2012 and 2013 in order to provide protection in the event fuel prices exceed the options’ exercise prices. This compares to fuel call options of 6.6 million barrels, maturing between 2011 and 2013, held as of December 31, 2010. During the second quarter of 2011, we terminated 100% of our fuel call options maturing in 2011 and 68% of our fuel call options maturing in 2012 in order to monetize previously recorded gains pertaining to the fuel call options’ fair value prior to their expiration. Upon termination of these options, we recognized a gain of approximately $7.2 million and received net cash proceeds of approximately $27.8 million which are reflected as cash flows from investing activities. We accounted for the settlement of these fuel call options by recording the cash received and removing the fair value of the instrument from our balance sheet. As of June 30, 2011, the fuel call options represented 8% of our projected 2012 fuel requirements and 11% of our projected 2013 fuel requirements. As of December 31, 2010, the fuel call options represented 41% of our projected 2011 fuel requirements, 25% of our projected 2012 fuel requirements and 11% of our projected 2013 fuel requirements.

Our fuel swap agreements are accounted for as cash flow hedges. Because our fuel call options are not designated as hedging instruments, changes in the fair value of our fuel call options are recognized in earnings immediately and reported in other income (expense) in our consolidated statements of operations.

At June 30, 2011 and December 31, 2010, $130.3 million and $83.6 million, respectively, of estimated unrealized net gains associated with our cash flow hedges pertaining to fuel swap agreements were expected to be reclassified to earnings from other accumulated comprehensive income (loss) within the next twelve months. Reclassification is expected to occur as the result of fuel consumption associated with our hedged forecasted fuel purchases.

The fair value and line item caption of derivative instruments recorded were as follows:

	Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of June 30, 2011	As of December 31, 2010	Balance Sheet Location	As of June 30, 2011	As of December 31, 2010
		Fair Value	Fair Value		Fair Value	Fair Value
In thousands
Derivatives designated as hedging instruments under ASC 815-20[1]

Interest rate swaps	Other Assets	$57,871	$56,497	Other long- term liabilities	$—	$—
Cross currency swaps	Other Assets	51,595	13,017	Other long- term liabilities	—	—
Foreign currency forward contracts	Derivative Financial Instruments	13,645	—	Accrued expenses and other liabilities	644	68,374
Foreign currency forward contracts	Other Assets	69,941	8,058	Other long- term liabilities	607	19,630
Fuel swaps	Derivative Financial Instruments	117,190	49,297	Accrued expenses and other liabilities	—	—
Fuel swaps	Other Assets	104,783	37,362	Other long- term liabilities	787	487

Total derivatives designated as hedging instruments under ASC 815-20		$415,025	$164,231		$2,038	$88,491

Derivatives not designated as hedging instruments under ASC 815-20

Foreign currency forward contracts	Other Assets	4,519	—	Other long- term liabilities	—	—
Fuel call options	Derivative Financial Instruments	—	7,194	Accrued expenses and other liabilities	—	—
Fuel call options	Other Assets	27,925	24,519	Other long- term liabilities	—	—

Total derivatives not designated as hedging instruments under ASC 815-20		$32,444	$31,713		$—	$—

Total derivatives		$447,469	$195,944		$2,038	$88,491

[1]	Accounting Standard Codification 815-20 “Derivatives and Hedging”.

The fair value and line item caption of non-derivative instruments recorded was as follows:

Non-derivative instrument designated as hedging instrument under ASC 815-20	Balance Sheet Location	Carrying Value
		As of June 30, 2011	As of December 31, 2010
In thousands
Foreign currency debt	Long-term debt	$656,509	$628,172

		$656,509	$628,172

The effect of derivative instruments qualifying and designated as hedging instruments and the related hedged items in fair value hedges on the consolidated statement of operations was as follows:

Derivatives and related Hedged Items under ASC 815-20 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative and Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative				Amount of Gain (Loss) Recognized in Income on Hedged Item
		Quarter Ended June 30, 2011	Quarter Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Quarter Ended June 30, 2011	Quarter Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
In thousands

Interest rate swaps	Interest expense, net of interest capitalized	$4,444	$12,919	$8,881	$28,812	$7,971	$—	$15,594	$—

Cross currency swaps	Interest expense, net of interest capitalized	—	208	—	987	—	—	—	—

Interest rate swaps	Other income (expense)	7,333	6,280	1,374	27,018	(6,933)	(4,763)	(1,043)	(26,160)

Cross currency swaps	Other income (expense)	—	(22,238)	—	(42,284)	—	23,640	—	47,715

Foreign currency forward contracts	Other income (expense)	(10)	(49,908)	22,901	(109,853)	(28)	52,424	(23,720)	113,133

		$11,767	$(52,739)	$33,156	$(95,320)	$1,010	$71,301	$(9,169)	$134,688

The effect of derivative instruments qualifying and designated as hedging instruments in cash flow hedges on the consolidated financial statements was as follows:

Derivatives under ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)				Location of Gain (Loss) Reclassified from	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Quarter Ended June 30, 2011	Quarter Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Accumulated OCI into Income (Effective Portion)	Quarter Ended June 30, 2011	Quarter Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
In thousands
Cross currency swaps	13,691	(30,911)	38,578	(30,911)	Other income (expense)	13,760	(19,200)	44,720	(19,200)
Foreign currency forward contracts	44,307	(157,090)	112,156	(259,399)	Depreciation and amortization expenses	(175)	54	(349)	108
Foreign currency forward contracts	—	—	(12,375)	—	Other income (expense)	(71)	262	191	525
Fuel swaps	14,464	(68,867)	193,479	(72,233)	Fuel	42,427	3,586	78,501	9,510

	$72,462	$(256,868)	$331,838	$(362,543)		$55,941	$(15,298)	$123,063	$(9,057)

Derivatives under ASC 815-20 Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness testing)
	Excluded from Effectiveness Testing)	Quarter Ended June 30, 2011	Quarter Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
In thousands
Cross currency swaps	Other income (expense)	—	—	—	—

Foreign currency forward contracts	Other income (expense)	1,661	414	2,689	240

Foreign currency forward contracts	Other income (expense)	—	—	—	—

Fuel swaps	Other income (expense)	1,685	(185)	6,769	270

		$3,346	$229	$9,458	$510

At June 30, 2011, we have hedged the variability in future cash flows for certain forecasted fuel transactions occurring through 2015.

The effect of non-derivative instruments qualifying and designated as hedging instruments in net investment hedges on the consolidated financial statements was as follows:

Non-derivatives instruments under ASC 815-20 Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in OCI (Effective Portion)				Location of Gain (Loss) in Income (Ineffective	Amount of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Quarter Ended June 30, 2011	Quarter Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Portion and Amount Excluded from Effectiveness Testing)	Quarter Ended June 30, 2011	Quarter Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
In thousands
Foreign Currency Debt	$(17,294)	$60,887	$(54,502)	$102,274	Other income (expense)	$—	$—	$—	$—

	$(17,294)	$60,887	$(54,502)	$102,274		$—	$—	$—	$—

The effect of derivatives not designated as hedging instruments on the consolidated financial statements was as follows:

Derivatives Not Designated as Hedging Instruments under ASC 815-20	Location of Gain (Loss) Recognized in	Amount of Gain (Loss) Recognized in Income on Derivative
	Income on Derivative	Quarter Ended June 30, 2011	Quarter Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
In thousands
Foreign exchange contracts	Other income (expense)	$4,697	$3	$4,697	$(54)

Fuel call options	Other income (expense)	642	(4,250)	24,795	(7,348)

		$5,339	$(4,247)	$29,492	$(7,402)

Credit Related Contingent Features

Starting in 2012, our current interest rate derivative instruments may require us to post collateral if our Standard & Poor’s and Moody’s credit ratings remain below specified levels. Specifically, if on the fifth anniversary of entering into a derivative transaction and on all succeeding fifth-year anniversaries our credit ratings for our senior unsecured debt were to be below BBB- by Standard & Poor’s and Baa3 by Moody’s, then each counterparty to such derivative instrument with whom we are in a net liability position that exceeds the applicable minimum call amount may demand that we post collateral in an amount equal to the net liability position. The amount of collateral required to be posted following such event will change each time our net liability position increases or decreases by more than the applicable minimum call amount. If our credit rating for our senior debt is subsequently equal to or above BBB- by Standard & Poor’s or Baa3 by Moody’s, then any collateral posted at such time will be released to us and we will no longer be required to post collateral unless we meet the collateral trigger requirement at the next fifth-year anniversary. Currently, our senior unsecured debt credit rating is BB with a stable outlook by Standard & Poor’s and Ba2 with a stable outlook by Moody’s. Only our interest rate instruments have a term of at least five years. These interest rate instruments will not reach their fifth anniversary until July 2012. Therefore, as of June 30, 2011, we are not required to post any collateral for our derivative instruments. We do not have interest rate derivative instruments which are in a net liability position as of June 30, 2011.

Note 10. Subsequent Events

In July 2011, we took delivery of Celebrity Silhouette. To finance the purchase, we borrowed $632.0 million under our previously committed unsecured term loan which is 95% guaranteed by Hermes. The loan amortizes semi-annually over 12 years and bears interest at LIBOR plus a margin of 0.40%, currently approximately 0.81%.

Effective July 21, 2011, we amended and restated our $1.225 billion unsecured revolving credit facility which was due to expire in June 2012. We have extended the termination date through July 21, 2016 and reduced the facility amount to $875.0 million. This facility combined with our $525.0 million facility provides us with access to $1.4 billion in liquidity. Under the amended facility, advances currently bear interest at LIBOR plus a margin of 2.00% and we are required to pay a facility fee of 0.42% per annum. The contractual interest rate and facility fee vary with our debt rating.

Commencing in the third quarter of 2011 our board of directors reinstated our quarterly dividend which was discontinued in the fourth quarter of 2008. On July 27, 2011, we declared a cash dividend on our common stock of $0.10 for holders of record at the close of business on August 12, 2011 payable August 30, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revision of Prior Period Financial Statements

During the second quarter of 2011, we identified an error in the manner in which we were amortizing guarantee fees related to three outstanding export credit agency guaranteed loans, and to a much lesser extent, fees associated with our revolving credit facilities. We will revise our prior period financial statements to correct these errors. Refer to Note 1. General – Revision of Prior Period Financial Statements for further details. This error impacted the interest expense we reported in prior periods. The error does not impact operating income, cash flows, Net Yields, Net Cruise Costs and Net Cruise Costs Excluding Fuel. The discussion and analysis included herein is based on the revised financial results for the quarter ended June 30, 2010 and the six months ended June 30, 2010.

Cautionary Note Concerning Forward-Looking Statements

The discussion under this caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this document includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, business and industry prospects or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. Words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “will,” and similar expressions are intended to identify these forward-looking statements. Forward-looking statements reflect management’s current expectations, are inherently uncertain and are subject to risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to, the following:

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

The above examples are not exhaustive and new risks emerge from time to time. All forward-looking statements made in this Quarterly Report on Form 10-Q speak only as of the date of this document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a further discussion of risk factors related to our business, see Part I, Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2010.

Overview

The discussion and analysis of our financial condition and results of operations has been organized to present the following:

•	a review of our financial presentation, including discussion of certain operational and financial metrics we utilize to assist us manage our business;

•	a discussion of our results of operations for the quarter and six months ended June 30, 2011 compared to the same period in 2010;

•	a discussion of our business outlook, including our expectations for selected financial items for the third quarter and full year of 2011; and

•	a discussion of our liquidity and capital resources, including our future capital and contractual commitments and potential funding sources.

Critical Accounting Policies

For a discussion of our critical accounting policies, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations within our annual report on Form 10-K for the year ended December 31, 2010.

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

Cruise Operating Expenses

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

•	Payroll and related expenses, which consist of costs for shipboard personnel (costs associated with our shoreside personnel are included in marketing, selling and administrative expenses);

•	Food expenses, which include food costs for both passengers and crew;

•	Fuel expenses, which include fuel and related delivery and storage costs, including the financial impact of fuel swap agreements; and

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

Selected Operational and Financial Metrics

We utilize a variety of operational and financial metrics which are defined below to evaluate our performance and financial condition. As discussed in more detail herein, certain of these metrics are non-GAAP financial measures, which we believe provide useful information to investors as a supplement to our consolidated financial statements, which are prepared and presented in accordance with GAAP. The presentation of non-GAAP financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

Available Passenger Cruise Days (“APCD”) is our measurement of capacity and represents double occupancy per cabin multiplied by the number of cruise days for the period. We use this measure to perform capacity and rate analyses to identify the main non-capacity drivers that cause our cruise revenue and expenses to vary.

Gross Cruise Costs represent the sum of total cruise operating expenses plus marketing, selling and administrative expenses.

Gross Yields represent total revenues per APCD.

Net Cruise Costs and Net Cruise Costs Excluding Fuel represent Gross Cruise Costs excluding commissions, transportation and other expenses and onboard and other expenses and, in the case of Net Cruise Costs Excluding Fuel, fuel (each of which is described above under the Description of Certain Line Items heading). In measuring our ability to control costs in a manner that positively impacts net income, we believe changes in Net Cruise Costs and Net Cruise Costs Excluding Fuel to be the most relevant indicators of our performance. A reconciliation of historical Gross Cruise Costs to Net Cruise Costs and Net Cruise Costs Excluding Fuel is provided below under Results of Operations. We have not provided a quantitative reconciliation of projected Gross Cruise Costs to projected Net Cruise Costs and projected Net Cruise Costs Excluding Fuel due to the significant uncertainty in projecting the costs deducted to arrive at these measures. Accordingly, we do not believe that reconciling information for such projected figures would be meaningful.

Net Debt-to-Capital is a ratio which represents total long-term debt, including the current portion of long-term debt, less cash and cash equivalents (“Net Debt”) divided by the sum of Net Debt and total shareholders’ equity. We believe Net Debt and Net Debt-to-Capital, along with total long-term debt and shareholders’ equity are useful measures of our capital structure. A reconciliation of historical Debt-to-Capital to Net Debt-to-Capital is provided below under Results of Operations.

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

We believe Net Yields, Net Cruise Costs and Net Cruise Costs Excluding Fuel are our most relevant non-GAAP financial measures. However, a significant portion of our revenue and expenses are denominated in currencies other than the United States dollar. Because our reporting currency is the United States dollar, the value of these revenues and expenses can be affected by changes in currency exchange rates. Although such changes in local currency prices is just one of many elements impacting our revenues and expenses, it can be an important element. For this reason, we also monitor Net Yields, Net Cruise Costs and Net Cruise Costs Excluding Fuel as if the current periods’ currency exchange rates had remained constant with the comparable prior periods’ rates, or on a “Constant Currency” basis.

It should be emphasized that Constant Currency is primarily used for comparing short-term changes and/or projections. Over the longer term, changes in guest sourcing and shifting the amount of purchases between currencies can significantly change the impact of the purely currency based fluctuations.

The use of certain significant non-GAAP measures, such as Net Yields, Net Cruise Costs and Net Cruise Costs Excluding Fuel, allow us to perform capacity and rate analysis to separate the impact of known capacity changes from other less predictable changes which affect our business. We believe these non-GAAP measures provide expanded insight to measure revenue and cost performance in addition to the standard United States GAAP based financial measures. There are no specific rules or regulations for determining non-GAAP and Constant Currency measures, and as such, there exists the possibility that they may not be comparable to other companies within the industry.

Results of Operations

Summary

Quarter ended June 30, 2011

Total revenues increased 10.4% to $1.8 billion in the second quarter of 2011 from total revenues of $1.6 billion for the same period in 2010, primarily due to a 6.6% increase in capacity (measured by APCD for such period) and a 3.8% increase in Net Yields. The increase in Net Yields was primarily due to the favorable effect on our revenues of changes in foreign currency exchange rates, and, to a lesser extent, an increase in ticket prices. These increases were partially offset by the continuing effect of the impact of geopolitical events including the political unrest in Northern Africa and the earthquake and related events in Japan. These events resulted in deployment changes to avoid calling on ports in those areas and pricing reductions to stimulate demand in surrounding areas. The increase in total revenues was partially offset by higher operating expenses primarily due to the increase in capacity and fuel expenses. The increase was also offset by an increase in marketing, selling and administrative expenses primarily associated with our ongoing international expansion. As a result, our net income was $93.5 million or $0.43 per share on a diluted basis for the second quarter of 2011 compared to $53.7 million or $0.25 per share on a diluted basis for the second quarter of 2010.

Six months ended June 30, 2011

Total revenues increased 11.4% to $3.4 billion for the first six months of 2011 from total revenues of $3.1 billion for the same period in 2010, primarily due to an 8.3% increase in capacity (measured by APCD for such period) and a 3.8% increase in Net Yields. The increase in Net Yields was primarily due to the favorable effect on our revenues of changes in foreign currency exchange rates and, to a lesser extent, an increase in ticket prices. Our results for the first six months of 2011 were also positively impacted by an increase of $32.1 million in the fair value of our fuel call options due to an increase in fuel prices as compared to the corresponding period in 2010. These increases were partially offset by the continuing effect of the impact of geopolitical events including the political unrest in Northern Africa and the earthquake and related events in Japan. These events resulted in deployment changes to avoid calling on ports in those areas and pricing reductions to stimulate demand in surrounding areas. This increase in total revenues was partially offset by higher operating expenses primarily due to the increase in capacity and fuel expenses. The increase was also offset by an increase in marketing, selling and administrative expenses primarily associated with our ongoing international expansion. In addition, we also recorded a one-time gain during 2010 of approximately $85.6 million related to a litigation settlement that did not recur in 2011. As a result, our net income was $171.9 million or $0.78 per share on a diluted basis for the first six months of 2011 compared to $133.6 million or $0.61 per share on a diluted basis for the first six months of 2010.

Significant items for the second quarter of 2011 include:

•	We entered into a credit agreement providing financing for our Project Sunshine ship, which is scheduled for delivery in the third quarter of 2014.

•	Net Cruise Costs per APCD increased 3.3% compared with the same period in 2010.

•

Net Debt-to-Capital decreased to 49.1% as of June 30, 2011 compared to 52.5% as of December 31, 2010. Similarly, our Debt-to-Capital ratio decreased to 50.8% as of June 30, 2011 compared to 53.7% as of December 31, 2010.

Other Items:

•	In July 2011, we took delivery of Celebrity Silhouette. To finance the purchase we borrowed $632.0 million under our previously committed 12-year unsecured term loan which is 95% guaranteed by Hermes.

•

Effective July 21, 2011, we amended and restated our $1.225 billion unsecured revolving credit facility which was due to expire in June 2012. We have extended the termination date through July 21, 2016 and reduced the facility amount to $875.0 million. This facility combined with our $525.0 million facility provides us with access to $1.4 billion in liquidity.

•

Effective July 2011, our Brilliance of the Seas lease agreement was extended from 2012 until 2020. Refer to our lease discussion under the heading Off-Balance Sheet Arrangements below and Note 7. Commitments and Contingencies to our consolidated financial statements for further information.

•

Commencing in the third quarter of 2011 our board of directors reinstated our quarterly dividend which was discontinued in the fourth quarter of 2008. On July 27, 2011, we declared a cash dividend on our common stock of $0.10 for holders of record at the close of business on August 12, 2011 payable August 30, 2011.

Operating results for the quarter and six months ended June 30, 2011 compared to the same period in 2010 are shown in the following table (in thousands, except per share data):

	Quarter Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
		% of Total Revenues		% of Total Revenues		% of Total Revenues		% of Total Revenues

Passenger ticket revenues	$1,296,789	73.4%	$1,159,453	72.4%	$2,523,306	73.4%	$2,241,974	72.6%

Onboard and other revenues	471,084	26.6%	442,244	27.6%	916,562	26.6%	845,373	27.4%

Total revenues	1,767,873	100.0%	1,601,697	100.0%	3,439,868	100.0%	3,087,347	100.0%

Cruise operating expenses:

Commissions, transportation and other	299,174	16.9%	271,140	16.9%	578,723	16.8%	539,790	17.5%

Onboard and other	134,938	7.6%	124,190	7.8%	237,428	6.9%	215,125	7.0%

Payroll and related	198,794	11.2%	188,608	11.8%	403,281	11.7%	368,042	11.9%

Food	99,149	5.6%	93,850	5.9%	199,231	5.8%	186,497	6.0%

Fuel	188,128	10.6%	164,118	10.3%	354,189	10.3%	319,057	10.3%

Other operating	265,192	15.0%	244,281	15.3%	513,594	14.9%	482,951	15.6%

Total cruise operating expenses	1,185,375	67.1%	1,086,187	67.8%	2,286,446	66.5%	2,111,462	68.4%

Marketing, selling and administrative expenses	242,258	13.7%	211,795	13.2%	490,396	14.3%	422,843	13.7%

Depreciation and Amortization expenses	172,050	9.7%	160,031	10.0%	345,302	10.0%	317,606	10.3%

Operating Income	168,190	9.5%	143,684	9.0%	317,724	9.2%	235,436	7.6%

Other income (expense):

Interest income	6,478	0.4%	1,363	0.1%	10,259	0.3%	2,732	0.1%

Interest expense, net of interest capitalized	(92,968)	(5.3%)	(90,661)	(5.7%)	(193,593)	(5.6%)	(182,189)	(5.9%)

Other income (expense)	11,791	0.7%	(655)	(0.0%)	37,511	1.1%	77,595	2.5%

	(74,699)	(4.2%)	(89,953)	(5.6%)	(145,823)	(4.2%)	(101,862)	(3.3%)

Net Income	93,491	5.3%	53,731	3.4%	171,901	5.0%	133,574	4.3%

Diluted Earnings Per Share	$0.43		$0.25		$0.78		$0.61

Selected historical statistical information is shown in the following table:

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Passengers Carried	1,185,679	1,112,984	2,400,489	2,230,514
Passenger Cruise Days	8,337,646	7,817,339	16,783,344	15,402,065
APCD	8,038,014	7,543,536	16,138,310	14,897,628
Occupancy	103.7%	103.6%	104.0%	103.4%

Gross Yields and Net Yields were calculated as follows (in thousands, except APCD and Yields):

	Quarter Ended June 30,			Six Months Ended June 30,
	2011	2011 On a Constant Currency basis	2010	2011	2011 On a Constant Currency basis	2010
Passenger ticket revenues	$1,296,789	$1,250,933	$1,159,453	$2,523,306	$2,461,208	$2,241,974

Onboard and other revenues	471,084	463,063	442,244	916,562	907,073	845,373

Total revenues	1,767,873	1,713,996	1,601,697	3,439,868	3,368,281	3,087,347

Less:
Commissions, transportation and other	299,174	287,707	271,140	578,723	564,182	539,790

Onboard and other	134,938	130,240	124,190	237,428	232,411	215,125

Net revenues	$1,333,761	$1,296,049	$1,206,367	$2,623,717	$2,571,688	$2,332,432

APCD	8,038,014	8,038,014	7,543,536	16,138,310	16,138,310	14,897,628
Gross Yields	$219.94	$213.24	$212.33	$213.15	$208.71	$207.24
Net Yields	$165.93	$161.24	$159.92	$162.58	$159.35	$156.56

Gross Cruise Costs, Net Cruise Costs and Net Cruise Costs Excluding Fuel were calculated as follows (in thousands, except APCD and costs per APCD):

	Quarter Ended June 30,			Six Months Ended June 30,
	2011	2011 On a Constant Currency basis	2010	2011	2011 On a Constant Currency basis	2010

Total cruise operating expenses	$1,185,375	$1,157,939	$1,086,187	$2,286,446	$2,255,110	$2,111,462
Marketing, selling and administrative expenses	242,258	233,152	211,795	490,396	479,644	422,843

Gross Cruise Costs	1,427,633	1,391,091	1,297,982	2,776,842	2,734,754	2,534,305

Less:
Commissions, transportation and other	299,174	287,707	271,140	578,723	564,182	539,790
Onboard and other	134,938	130,240	124,190	237,428	232,411	215,125

Net Cruise Costs	$993,521	$973,144	$902,652	$1,960,691	$1,938,161	$1,779,390

Less:
Fuel	188,128	186,823	164,118	354,189	352,379	319,057
Net Cruise Costs Excluding Fuel	$805,393	$786,321	$738,534	$1,606,502	$1,585,782	$1,460,333

APCD	8,038,014	8,038,014	7,543,536	16,138,310	16,138,310	14,897,628
Gross Cruise Costs per APCD	$177.61	$173.06	$172.07	$172.07	$169.46	$170.11
Net Cruise Costs per APCD	$123.60	$121.07	$119.66	$121.49	$120.10	$119.44
Net Cruise Costs Excluding Fuel per APCD	$100.20	$97.83	$97.90	$99.55	$98.26	$98.02

Net Debt-to-Capital was calculated as follows (in thousands):

	As of
	June 30,	December 31,
	2011	2010
Long-term debt, net of current portion	$7,901,646	$7,951,187
Current portion of long-term debt	703,245	1,198,929

Total debt	8,604,891	9,150,116
Less: Cash and cash equivalents	551,460	419,929

Net Debt	$8,053,431	$8,730,187

Total shareholders’ equity	$8,348,279	$7,900,752
Total debt	8,604,891	9,150,116

Total debt and shareholders’ equity	16,953,170	17,050,868

Debt-to-Capital	50.8%	53.7%

Net Debt	8,053,431	8,730,187

Net Debt and shareholders’ equity	$16,401,710	$16,630,939

Net Debt-to-Capital	49.1%	52.5%

Outlook

Full Year 2011

We expect Net Yields to increase approximately 5% compared to 2010. On a Constant Currency basis, we expect Net Yields to increase in the range of 2% to 3% compared to 2010.

We expect Net Cruise Costs per APCD to increase approximately 4% compared to 2010. On a Constant Currency basis, we expect Net Cruise Costs per APCD to increase approximately 3% compared to 2010. Excluding fuel, we expect Net Cruise Costs per APCD to increase approximately 3% compared to 2010. On a Constant Currency basis, we expect Net Cruise Costs per APCD excluding fuel to increase in the range of 1% to 2% compared to 2010.

We expect a 7.6% increase in capacity, primarily driven by a full year of service of Celebrity Eclipse, a full year of service of Allure of the Seas and the addition of Celebrity Silhouette which entered service during the third quarter of 2011.

Depreciation and amortization expenses are expected to be in the range of $705.0 million to $710.0 million and interest expense, net is expected to be in the range of $355.0 million to $365.0 million. Interest expense, net includes a revision of interest expense relating to the amortization of certain financing fees. This revision is expected to reduce full year 2011 diluted earnings per share by approximately $0.20.

We do not forecast fuel prices and our cost calculations for fuel are based on current “at-the-pump” prices net of any hedging impacts. If fuel prices for the full year of 2011 remain at the level of current “at-the-pump” prices, fuel expenses for the full year of 2011 would be approximately $763.0 million. For the remainder of 2011, our fuel expense is approximately 55% hedged and a 10% change in fuel prices would result in a change in our fuel expenses of approximately $20.0 million for the full year 2011, after taking into account existing hedges.

Based on the expectations noted above, and assuming that fuel prices remain at $578 per metric ton and full year foreign currency exchange rates are $1.45 to the euro and $1.64 to the British pound, we expect full year 2011 earnings per share to be in the range of $2.85 to $2.95.

Third Quarter 2011

We expect Net Yields to increase approximately 5% compared to 2010. On a Constant Currency basis, we expect Net Yields to increase in the range of 1% to 2% compared to 2010.

We expect Net Cruise Costs per APCD to increase approximately 6% compared to 2010. We expect Net Cruise Costs per APCD on a Constant Currency basis to increase in the range of 4% to 5% compared to 2010. Excluding fuel, we expect Net Cruise Costs per APCD to increase in the range of 4% to 5% compared to 2010. On a Constant Currency basis, we expect Net Cruise Costs per APCD excluding fuel to increase approximately 2% compared to 2010.

We expect a 6.3% increase in capacity, primarily driven by the addition of Allure of the Seas which entered service during the fourth quarter of 2010 and the addition of Celebrity Silhouette which entered service during the third quarter of 2011.

Depreciation and amortization expenses are expected to be in the range of $175.0 million to $180.0 million, and interest expense, net is expected to be in the range of $88.0 million to $93.0 million.

We do not forecast fuel prices and our cost calculations for fuel are based on current “at-the-pump” prices net of any hedging impacts. If fuel prices for the third quarter of 2011 remain at the level of current “at-the-pump” prices, fuel expenses for the third quarter of 2011 would be approximately $202.0 million. For the third quarter of 2011, our fuel expense is approximately 53% hedged and a 10% change in fuel prices would result in a change in our fuel expenses of approximately $10.0 million for the third quarter of 2011, after taking into account existing hedges.

Based on the expectations noted above, and assuming that fuel prices remain at $603 per metric ton and third quarter foreign currency exchange rates are $1.45 to the euro and $1.64 to the British pound, we expect third quarter 2011 earnings per share to be in the range of $1.85 to $1.90.

Quarter Ended June 30, 2011 Compared to Quarter Ended June 30, 2010

In this section, references to 2011 refer to the quarter ended June 30, 2011 and references to 2010 refer to the quarter ended June 30, 2010.

Revenues

Total revenues for 2011 increased $166.2 million or 10.4% to $1.8 billion from $1.6 billion in 2010. Approximately $105.0 million of this increase was attributable to a 6.6% increase in capacity. The increase in capacity was primarily due to the addition of Allure of the Seas, which entered service in December 2010, and to a full quarter of Celebrity Eclipse which entered service in April 2010. This increase in capacity was partially offset by the sale of Celebrity Mercury to TUI Cruises in February 2011. In addition, approximately $61.2 million of the increase in revenue was driven by the favorable effect of changes in foreign currency exchange rates related to our revenue transactions denominated in currencies other than the United States dollar, and to a lesser extent, an increase in ticket prices. These increases were partially offset by the continuing effect of the impact of geopolitical events including the political unrest in Northern Africa and the earthquake and related events in Japan which offset pricing improvements in other regions. These events resulted in deployment changes to avoid calling on ports in those areas and pricing reductions to stimulate demand in surrounding areas.

Onboard and other revenues included concession revenues of $65.4 million in 2011 compared to $61.7 million for the same period in 2010. The increase in concession revenues was primarily due to the increase in capacity mentioned above.

Cruise Operating Expenses

Total cruise operating expenses for 2011 increased $99.2 million or 9.1% to $1.2 billion from $1.1 billion for 2010. Approximately $71.2 million of this increase was attributable to the 6.6% increase in capacity mentioned above. Other significant drivers of the increase include the unfavorable effect of changes in foreign currency exchange rates related to our cruise operating expenses denominated in currencies other than the United States dollar and an increase in fuel expenses on a per passenger basis. Fuel expenses, which are net of the financial impact of fuel swap agreements, increased 15.9% per metric ton in 2011 as compared to 2010 primarily as a result of increasing fuel prices. These increases were partially offset by slight decreases in all other expense categories on a per passenger basis due to our continued emphasis on cost containment.

Marketing, Selling and Administrative Expenses

Marketing, selling and administrative expenses for 2011 increased $30.5 million or 14.4% to $242.3 million from $211.8 million for 2010. The increase is due to an increase in marketing, selling and payroll expenses primarily associated with our ongoing international expansion.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for 2011 increased $12.0 million or 7.5% to $172.0 million from $160.0 million for 2010. The increase is primarily due to the addition of Allure of the Seas which entered service in December 2010 and to a full quarter of Celebrity Eclipse which entered service in April 2010. These increases were partially offset by the sale of Celebrity Mercury to TUI Cruises and the sale of Bleu de France.

Other Income (Expense)

Interest expense, net of interest capitalized, increased to $93.0 million in 2011 from $90.7 million in 2010. The increase was due to a decrease in interest capitalized for ships under construction. Interest capitalized decreased to $4.0 million in 2011 from $7.5 million in 2010 primarily due to a lower average level of investment in ships under construction and, to a lesser extent, lower interest rates. Gross interest expense decreased to $97.0 million from $98.2 million in 2010. The decrease was primarily due to lower interest rates partially offset by a higher average debt level.

Other income increased to $11.8 million in 2011 compared to other expense of $0.7 million in 2010 for a net change of $12.5 million when comparing these periods. The increase in other income (expense) was primarily due to the following:

•

A gain of $0.6 million in 2011 as compared to a loss of $4.3 million in 2010, for a net change of $4.9 million on our fuel options in 2011 resulting from the increase in fuel prices as compared to the corresponding period in 2010; and

•	A $4.1 million gain in 2011 related to certain derivative instruments associated with our ship construction firm commitments denominated in euros that no longer qualify for hedge accounting treatment.

Net Yields

Net Yields increased 3.8% in 2011 compared to 2010 primarily due to the favorable impact of changes in exchange rates and to a lesser extent, an increase in ticket prices as discussed above. Net Yields per APCD increased 0.8% in 2011 compared to 2010 on a Constant Currency basis.

Net Cruise Costs

Net Cruise Costs increased 10.1% in 2011 compared to 2010 due to the 6.6% increase in capacity and by the 3.3% increase in Net Cruise Cost per APCD. The increase in Net Cruise Costs per APCD was primarily driven by the unfavorable impact of changes in exchange rates and an increase in fuel expenses as discussed above. Net Cruise Costs per APCD increased 1.2% in 2011 compared to 2010 on a Constant Currency basis. Net Cruise Costs Excluding Fuel per APCD increased 2.3% and remained consistent with 2010 on a Constant Currency basis.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

In this section, references to 2011 refer to the six months ended June 30, 2011 and references to 2010 refer to the six months ended June 30, 2010.

Revenues

Total revenues for 2011 increased $352.5 million or 11.4% to $3.4 billion from $3.1 billion in 2010. Approximately $257.1 million of this increase was attributable to an 8.3% increase in capacity. The increase in capacity was primarily due to the addition of Allure of the Seas, which entered service in December 2010, and to a full six months of Celebrity Eclipse which entered service in April 2010. This increase in capacity was partially offset by the sale of Celebrity Mercury to TUI Cruises in February 2011. In addition, approximately $95.4 million of the increase in revenue was driven by the favorable effect of changes in foreign currency exchange rates related to our revenue transactions denominated in currencies other than the United States dollar, and to a lesser extent, an increase in ticket prices. These increases were partially offset by the continuing effect of the impact of geopolitical events including the political unrest in Northern Africa and the earthquake and related events in Japan which offset pricing improvements in other regions. These events resulted in deployment changes to avoid calling on ports in those areas and pricing reductions to stimulate demand in surrounding areas.

Onboard and other revenues included concession revenues of $133.7 million in 2011 compared to $124.0 million for the same period in 2010. The increase in concession revenues was due to the increase in capacity mentioned above.

Cruise Operating Expenses

Total cruise operating expenses for 2011 increased $175.0 million or 8.3% to $2.3 billion from $2.1 billion for 2010. An increase of approximately $175.8 million was attributable to the 8.3% increase in capacity mentioned above. Other significant drivers of the increase include the unfavorable effect of changes in foreign currency exchange rates related to our cruise operating expenses denominated in currencies other than the United States dollar and an increase in fuel expenses on a per passenger basis. Fuel expenses, which are net of the financial impact of fuel swap agreements, increased 8.5% per metric ton in 2011 as compared to 2010 primarily as a result of increasing fuel prices. These increases were partially offset by slight decreases in several other expense categories on a per passenger basis due to our continued emphasis on cost containment.

Marketing, Selling and Administrative Expenses

Marketing, selling and administrative expenses for 2011 increased $67.6 million or 16.0% to $490.4 million from $422.8 million for 2010. The increase is due to an increase in marketing, selling and payroll expenses primarily associated with our international expansion.

Depreciation and Amortization expenses

Depreciation and amortization expenses for 2011 increased $27.7 million or 8.7% to $345.3 million from $317.6 million for 2010. The increase is primarily due to the addition of Allure of the Seas which entered service in December 2010 and to a full six months of Celebrity Eclipse which entered service in April 2010. These increases were partially offset by the sale of Celebrity Mercury to TUI Cruises and the sale of Bleu de France.

Other Income (Expense)

Interest expense, net of interest capitalized, increased to $193.6 million in 2011 from $182.2 million in 2010. The increase was due to a decrease in interest capitalized for ships under construction. Interest capitalized decreased to $7.4 million in 2011 from $14.6 million in 2010 primarily due to a lower average level of investment in ships under construction and, to a lesser extent, lower interest rates. Gross interest expense increased to $201.0 million from $196.8 million in 2010. The increase was primarily due to a higher average debt level partially offset by lower interest rates.

Other income decreased to $37.5 million in 2011 from $77.6 million in 2010. The $40.1 million decrease in other income (expense) was due primarily to the following:

•	An $85.6 million gain recorded from a litigation settlement during 2010 that did not recur in 2011;

•

A gain of $24.8 million in 2011 as compared to a loss of $7.3 million in 2010, for a net change of $32.1 million on our fuel options in 2011 resulting from the increase in fuel prices as compared to the corresponding period in 2010; and

•	$0.6 million in losses from our equity investments in 2011 as compared to $9.2 million in losses in 2010, for a change of $8.6 million when comparing these periods.

Net Yields

Net Yields increased 3.8% in 2011 compared to 2010 primarily due to the favorable impact of changes in exchange rates and to a lesser extent, an increase in ticket prices as discussed above. Net Yields per APCD increased 1.8% in 2011 compared to 2010 on a Constant Currency basis primarily due to the increase in ticket prices as discussed above.

Net Cruise Costs

Net Cruise Costs increased 10.2% in 2011 compared to 2010 due to the 8.3% increase in capacity and by a 1.7% increase in Net Cruise Cost per APCD. The increase in Net Cruise Costs per APCD was primarily driven by the unfavorable impact of changes in exchange rates and an increase in fuel expenses as discussed above. Net Cruise Costs per APCD increased 0.6% in 2011 compared to 2010 on a Constant Currency basis. Net Cruise Costs Excluding Fuel per APCD increased 1.6% and remained consistent with 2010 on a Constant Currency basis.

Recently Adopted, and Future Application of, Accounting Standards

Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements for further information on Recently Adopted Accounting Standards and Recent Accounting Pronouncements.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash flow generated from operations provides us with a significant source of liquidity. Net cash provided by operating activities decreased $244.2 million to $766.7 million for the first six months of 2011 compared to $1.0 billion for the same period in 2010. This decrease was primarily a result of the monetization of certain of our interest rate, cross currency and fuel swap agreements during the first six months of 2010 which generated approximately $173.0 million of cash that did not recur in 2011. The decrease was also due to the timing of collections on our trade accounts receivable and the timing of payments on our prepaid expenses and other assets. The decrease was also due to cash received during the first six months of 2010 of $68.0 million related to a litigation settlement that did not recur in 2011. These decreases were partially offset by the timing of payments on our accounts payable.

Net cash provided by investing activities was $46.0 million for the first six months of 2011 as compared to cash used in investing activities of $862.9 million for the same period in 2010. During the first six months of 2011, our use of cash was primarily related to capital expenditures of $251.6 million, down from $847.5 million for the same period in 2010. The decrease in capital expenditures during 2011 is primarily due to the timing of new ship deliveries in 2011 as compared to 2010 and a decrease in the number of ships under construction. Our utilization of cash for investing activities was offset by our receipt during 2011 of proceeds from the sale of Celebrity Mercury of $290.0 million and proceeds from the sale of Bleu de France of $55.0 million. In addition, we received approximately $28.6 million in proceeds from the sale of our fuel call options and provided approximately $69.7 million in loans to our unconsolidated affiliates during the first six months of 2011.

Net cash used in financing activities was $684.3 million for the first six months of 2011 compared to $112.7 million for the same period in 2010. This change was primarily due to a decrease in debt facility drawings of $378.6 million due to the timing of new ship deliveries in 2011 as compared to 2010. We borrowed $566.1 million received during the first six months of 2010 through an unsecured term loan due through 2022 to purchase Celebrity Eclipse which did not recur in 2011. This decrease was partially offset by an increase of $175.0 million on borrowings on our revolving credit facilities during the first six months of 2011 as compared to the same period in 2010. The increased use of cash in 2011 was also due to an increase in repayments of debt of $207.9 million. The increase in repayments of debt was primarily due to the repayment of $250.0 million on a senior unsecured note partially offset by a decrease of $65.0 million in repayments on our revolving credit facilities during the first six months of 2011 as compared to the same period in 2010. During the first six months of 2011, we received $17.9 million in connection with the exercise of common stock options as compared to $11.4 million in the same period in 2010.

Future Capital Commitments

Our future capital commitments consist primarily of new ship orders. As of June 30, 2011, we have Celebrity Silhouette, Celebrity Reflection and our Project Sunshine ship under construction for an aggregate additional capacity of approximately 9,950 berths. We have an option to construct a second ship under Project Sunshine which will expire on February 28, 2012, subject to earlier acceleration under certain circumstances.

As of June 30, 2011, the aggregate cost of our ships on order was approximately $2.7 billion, of which we had deposited $294.8 million as of such date. Approximately 2.9% of the aggregate cost was exposed to fluctuations in the euro exchange rate at June 30, 2011. (See Note 7. Commitments and Contingencies and Note 9. Fair Value Measurements and Derivative Instruments to our consolidated financial statements under Item 1. Financial Statements.)

Our anticipated overall capital expenditures will be approximately $1.1 billion for 2011, $1.2 billion for 2012, $500.0 million for 2013 and $1.1 billion for 2014.

Contractual Obligations

As of June 30, 2011, our contractual obligations were as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Operating Activities:
Operating lease obligations(1)(2)	$465,377	$66,180	$245,345	$39,124	$114,728
Interest on long-term debt(3)	1,453,905	334,904	532,545	246,137	340,319

Other(4)	672,732	124,486	236,103	143,933	168,210
Investing Activities:
Ship purchase obligations(5)	2,238,684	685,441	862,304	690,939	—
Financing Activities:
Long-term debt obligations (6)	8,544,075	692,871	3,470,930	1,718,070	2,662,204
Capital lease obligations (7)	60,816	10,374	13,902	3,823	32,717
Other (8)	206,624	48,339	83,663	54,084	20,538

Total	$13,642,213	$1,962,595	$5,444,792	$2,896,110	$3,338,716

(1)	We are obligated under noncancelable operating leases primarily for a ship, offices, warehouses and motor vehicles.
(2)

As of June 30, 2011, under the Brilliance of the Seas lease agreement, we would have been required to make a termination payment of approximately £117.8 million, or approximately $189.1 million based on the exchange rate at June 30, 2011, if the lease was canceled in 2012. This amount is included in the 1-3 years column. Effective July 2011, the Brilliance of the Seas lease agreement was extended through 2020 as neither party to the lease agreement exercised its right to cancel the lease in 2012. The termination payment in 2020 is approximately £73.8 million, or approximately $118.5 million based on the exchange rate at June 30, 2011. Refer to our lease discussion under the heading Off-Balance Sheet Arrangements below and Note. 7 Commitments and Contingencies to our consolidated financial statements for further information.
(3)	Long-term debt obligations mature at various dates through fiscal year 2027 and bear interest at fixed and variable rates. Interest on variable-rate debt is calculated based on forecasted cash outflows, including interest swapped from a fixed-rate to a variable-rate using the applicable rate at June 30, 2011. Debt denominated in other currencies is calculated based on the applicable exchange rate at June 30, 2011. Amounts are based on existing debt obligations and do not consider potential refinancing of expiring debt obligations.
(4)	Amounts represent future commitments with remaining terms in excess of one year to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts.
(5)	Amounts represent contractual obligations with initial terms in excess of one year.
(6)	Amounts represent debt obligations with initial terms in excess of one year.
(7)	Amounts represent capital lease obligations with initial terms in excess of one year.
(8)	Amounts represent fees payable to sovereign guarantors in connection with certain of our export credit debt facilities and facility fees on our revolving credit facilities.

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

Off-Balance Sheet Arrangements

In July 2002, we entered into an operating lease denominated in British pound sterling for the Brilliance of the Seas. The lease payments vary based on sterling LIBOR. The lease has a contractual life of 25 years; however, both the lessor and we have certain rights to cancel the lease at years 10 (i.e. 2012) and 18 (i.e. 2020) upon advance notice given approximately one year prior to cancellation. Accordingly, at the inception of the lease, the lease term for accounting purposes was established to be 10 years. In June 2011, the lessor advised us that they will not exercise their right to cancel the lease in 2012 and we subsequently made a determination that we will not exercise our right to cancel the lease in 2012. As a result, we performed a lease classification analysis and concluded that the lease should continue to be classified as an operating lease. In the event of early termination at year 18, we have the option to cause the sale of the vessel at its fair value and to use the proceeds towards the applicable termination payment. Alternatively, we could opt at such time to make a termination payment of approximately £73.8 million, or approximately $118.5 million based on the exchange rate at June 30, 2011 and relinquish our right to cause the sale of the vessel. Under current circumstances we do not believe early termination of this lease is probable.

Under the Brilliance of the Seas operating lease, we have agreed to indemnify the lessor to the extent its after-tax return is negatively impacted by unfavorable changes in corporate tax rates, capital allowance deductions and certain unfavorable determinations which may be made by United Kingdom tax authorities. These indemnifications could result in an increase in our lease payments. We are unable to estimate the maximum potential increase in our lease payments due to the various circumstances, timing or a combination of events that could trigger such indemnifications. We have been advised by the lessor that the United Kingdom tax authorities are disputing the lessor’s accounting treatment of the lease and that the parties are in discussions on the matter. If the characterization of the lease is ultimately determined to be incorrect, we could be required to indemnify the lessor under certain circumstances. The lessor has advised us that they believe their characterization of the lease is correct. Based on the foregoing and our review of available information, we do not believe an indemnification payment is probable. However, if the lessor loses its dispute and we are required to indemnify the lessor, we cannot at this time predict the impact that such an occurrence would have on our financial condition and results of operations.

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

Funding Sources

We have significant contractual obligations of which the capital expenditures associated with our ship purchases and our debt maturities represent our largest funding needs. We have $2.0 billion in contractual obligations due during the twelve-month period ending June 30, 2012 of which approximately $685.4 million relates to the acquisition of the Celebrity Silhouette. In addition, we have $11.7 billion in contractual obligations due beyond the twelve month period ending June 30, 2012 of which debt maturities and ship purchase obligations represent $7.9 billion and $1.6 billion, respectively. We have historically relied on a combination of cash flows provided by operations, drawdowns under our available credit facilities, the incurrence of additional debt and the issuance of additional shares of equity securities to fund these obligations.

Currently, our liquidity is $1.3 billion, consisting of approximately $551.5 million in cash and cash equivalents and $725.0 million available under our unsecured revolving credit facilities. Effective July 21, 2011, we amended and restated our $1.225 billion unsecured revolving credit facility in order to, among other things, reduce the facility amount to $875.0 million and extend the termination date until July 21, 2016. Together with the $525.0 million revolving credit facility we will have total revolving credit capacity of $1.4 billion which we feel is an appropriate amount given our strategic initiatives over the next several years. Under the amended facility, advances currently bear interest at LIBOR plus a margin of 2.00% and we are required to pay a facility fee of 0.42% per annum. The contractual interest rate and facility fee vary with our debt rating.

In addition, we had a working capital deficit of $2.0 billion as of June 30, 2011 as compared to our working capital deficit of $2.4 billion as of December 31, 2010. Similar to others in our industry, we are able to operate with a substantial working capital deficit because (1) passenger receipts are primarily paid in advance with a relatively low-level of accounts receivable, (2) rapid turnover results in a limited investment in inventories and (3) voyage-related accounts payable usually become due after receipt of cash from related bookings. In addition, we finance the purchase of our ships through long-term debt instruments. We generate substantial cash flows from operations and our business model, along with our unsecured revolving credit facilities, has historically allowed us to maintain this working capital deficit and still meet our operating, investing and financing needs.

As of June 30, 2011, we have Celebrity Silhouette, Celebrity Reflection and our Project Sunshine ship under construction in Germany all of which have committed bank financing arrangements which include sovereign financing guarantees (50% of the loan for our Project Sunshine ship is subject to syndication prior to delivery). In addition, we have an option to construct a second Project Sunshine ship which will expire on February 28, 2012, subject to earlier acceleration under certain circumstances.

We continue our focus on ensuring adequate cash and liquidity. We are committed to improving our cost focus and continue to implement cost containment initiatives. We anticipate that our cash flows from operations, our current available credit facilities and our current financing arrangements will be adequate to meet our capital expenditures and debt repayments over the next twelve-month period. In addition, we may elect to fund our contractual obligations through other means if favorable opportunities arise. Our current and anticipated liquidity has also allowed us to reinstate our quarterly dividends. Commencing in the third quarter of 2011 our board of directors reinstated our quarterly dividend which was discontinued in the fourth quarter of 2008. On July 27, 2011, we declared a cash dividend on our common stock of $0.10 for holders of record at the close of business on August 12, 2011 payable August 30, 2011.

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

Debt Covenants

Our financing agreements contain covenants that require us, among other things, to maintain minimum net worth of at least $5.2 billion and a fixed charge coverage ratio of at least 1.25x and to limit our net debt-to-capital ratio to no more than 62.5%. The fixed charge coverage ratio is calculated by dividing net cash from operations for the past four quarters by the sum of dividend payments plus scheduled principal debt payments in excess of any new financings for the past four quarters. Our minimum net worth and maximum net debt-to-capital calculations exclude the impact of accumulated other comprehensive income (loss) on total shareholders’ equity. We are well in excess of all debt covenant requirements as of June 30, 2011. The specific covenants and related definitions can be found in the applicable debt agreements, the majority of which have been previously filed with the Securities and Exchange Commission.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In June 2011, a class action complaint was filed against Royal Caribbean Cruises Ltd. in the United States District Court for the Southern District of Florida on behalf of a purported class of stateroom attendants employed onboard Royal Caribbean International cruise vessels alleging that they were required to pay other crew members to help with their duties in violation of the U.S. Seaman’s Wage Act. The lawsuit also alleges that certain lower rated stateroom attendants were required to work back of house assignments without the ability to earn gratuities in violation of the U.S. Seaman’s Wage Act. Plaintiffs seek judgment for damages, wage penalties and interest in an indeterminate amount. We have filed a Motion to Dismiss the Complaint on the basis that the applicable collective bargaining agreement requires any such claims to be arbitrated. We also believe we have meritorious defenses to the lawsuit which we intend to vigorously pursue.

Item 1A. Risk Factors

The risk factors that affect our business and financial results are discussed in “Item 1A. Risk Factors” in the 2010 Annual Report on Form 10-K and there has been no material change to these risk factors since previously disclosed. We wish to caution the reader that the risk factors discussed in “Item 1A. Risk Factors” in our 2010 Annual Report on Form 10-K, and those described elsewhere in this report or other Securities and Exchange Commission filings, could cause future results to differ materially from those stated in any forward-looking statements.

Item 6. Exhibits

10.1	Hull No. S-697 Credit Agreement, dated as of June 8, 2011, between Royal Caribbean Cruises Ltd., as the Borrower, the Lenders from time to time party thereto and KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent and Initial Mandated Lead Arranger (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 10, 2011)

10.2	Assignment and Amendment to the Amended and Restated Credit Agreement, dated as of July 15, 2011, among Royal Caribbean Cruises Ltd., the various financial institutions party thereto and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 21, 2011)

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Certifications of the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code**

*	Filed herewith
**	Furnished herewith

Interactive Data File

101*	The following financial statements from Royal Caribbean Cruises Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, as filed with the SEC on July 29, 2011, formatted in XBRL, as follows:

(i)	the Consolidated Statements of Operations for the three months ended June 30, 2011 and 2010;

(ii)	the Consolidated Statements of Operations for the six months ended June 30, 2011 and 2010;

(iii)	the Consolidated Balance Sheets at June 30, 2011 and December 31, 2010;

(iv)	the Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and

(v)	the Notes to the Consolidated Financial Statements, tagged in summary and detail.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL CARIBBEAN CRUISES LTD.
(Registrant)

/s/ BRIAN J. RICE
Brian J. Rice
Executive Vice President and
Chief Financial Officer
Date: July 29, 2011	(Principal Financial Officer and duly authorized signatory)