Form 10-Q
period 2011-09-30
ROYAL CARIBBEAN CRUISES LTD
filed 2011-10-31
CIK 884887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

There were 217,261,663 shares of common stock outstanding as of October 17, 2011.

ROYAL CARIBBEAN CRUISES LTD.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Quarter Ended September 30,
	2011	2010
Passenger ticket revenues	$1,734,328	$1,520,562
Onboard and other revenues	587,666	540,097

Total revenues	2,321,994	2,060,659

Cruise operating expenses:
Commissions, transportation and other	405,674	350,166
Onboard and other	181,604	159,824
Payroll and related	210,535	197,070
Food	113,319	99,969
Fuel	202,478	164,786
Other operating	291,690	267,810

Total cruise operating expenses	1,405,300	1,239,625
Marketing, selling and administrative expenses	231,761	213,300
Depreciation and amortization expenses	177,191	162,232

Operating Income	507,742	445,502

Other income (expense):
Interest income	7,070	1,815
Interest expense, net of interest capitalized	(98,198)	(89,082)
Other expense	(17,656)	(8,056)

	(108,784)	(95,323)

Net Income	$398,958	$350,179

Earnings per Share:
Basic	$1.84	$1.63

Diluted	$1.82	$1.61

Weighted-Average Shares Outstanding:
Basic	217,105	215,150

Diluted	218,934	217,512

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Nine Months Ended September 30,
	2011	2010
Passenger ticket revenues	$4,257,634	$3,762,536
Onboard and other revenues	1,504,228	1,385,470

Total revenues	5,761,862	5,148,006

Cruise operating expenses:
Commissions, transportation and other	984,397	889,956
Onboard and other	419,032	374,949
Payroll and related	613,816	565,112
Food	312,550	286,466
Fuel	556,667	483,843
Other operating	805,284	750,761

Total cruise operating expenses	3,691,746	3,351,087
Marketing, selling and administrative expenses	722,157	636,143
Depreciation and amortization expenses	522,493	479,838

Operating Income	825,466	680,938

Other income (expense):
Interest income	17,329	4,547
Interest expense, net of interest capitalized	(291,791)	(271,271)
Other income	19,855	69,539

	(254,607)	(197,185)

Net Income	$570,859	$483,753

Earnings per Share:
Basic	$2.63	$2.25

Diluted	$2.60	$2.23

Weighted-Average Shares Outstanding:
Basic	216,883	214,839

Diluted	219,315	217,388

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of
	September 30, 2011	December 31, 2010
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$451,460	$419,929
Trade and other receivables, net	303,919	266,710
Inventories	152,273	126,797
Prepaid expenses and other assets	241,392	145,144
Derivative financial instruments	74,074	56,491

Total current assets	1,223,118	1,015,071
Property and equipment, net	16,988,832	16,771,677
Goodwill	760,769	759,328
Other assets	1,197,307	1,107,753

	$20,170,026	$19,653,829

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$639,497	$1,198,929
Accounts payable	323,082	249,047
Accrued interest	146,536	160,906
Accrued expenses and other liabilities	526,158	553,218
Customer deposits	1,479,968	1,283,073

Total current liabilities	3,115,241	3,445,173
Long-term debt	8,136,206	7,951,187
Other long-term liabilities	480,483	356,717

Commitments and contingencies (Note 7)

Shareholders’ equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 227,530,560 and 226,211,731 shares issued, September 30, 2011 and December 31, 2010, respectively)	2,275	2,262
Paid-in capital	3,066,162	3,027,130
Retained earnings	5,809,150	5,259,998
Accumulated other comprehensive (loss) income	(25,787)	25,066
Treasury stock (10,308,683 common shares at cost, September 30, 2011 and December 31, 2010)	(413,704)	(413,704)

Total shareholders’ equity	8,438,096	7,900,752

	$20,170,026	$19,653,829

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2011	2010
Operating Activities
Net income	$570,859	$483,753
Adjustments:
Depreciation and amortization	522,493	479,838
(Gain) loss on fuel call options	(11,701)	4,167
Changes in operating assets and liabilities:
Decrease in trade and other receivables, net	55,062	91,196
Increase in inventories	(25,490)	(6,255)
Increase in prepaid expenses and other assets	(72,538)	(33,456)
Increase in accounts payable	74,498	16,894
(Decrease) increase in accrued interest	(14,370)	7,159
Increase in accrued expenses and other liabilities	34,380	59,855
Increase in customer deposits	97,089	157,952
Cash received on settlement of derivative financial instruments	—	172,993
Dividends received from unconsolidated affiliates	21,147	—
Other, net	21,289	1,811

Net cash provided by operating activities	1,272,718	1,435,907

Investing Activities
Purchases of property and equipment	(1,030,102)	(925,826)
Cash received (paid) on settlement of derivative financial instruments	20,172	(1,521)
Loans to unconsolidated affiliates	(110,660)	—
Proceeds from the sale of ships	345,000	—
Other, net	352	(12,057)

Net cash used in investing activities	(775,238)	(939,404)

Financing Activities
Debt proceeds	1,408,368	1,081,069
Debt issuance costs	(80,619)	(57,238)
Repayments of debt	(1,786,414)	(1,378,099)
Dividends paid	(21,707)	—
Proceeds from exercise of common stock options	18,947	11,802
Other, net	10,413	1,148

Net cash used in financing activities	(451,012)	(341,318)

Effect of exchange rate changes on cash	(14,937)	2,126

Net increase in cash and cash equivalents	31,531	157,311
Cash and cash equivalents at beginning of period	419,929	284,619

Cash and cash equivalents at end of period	$451,460	$441,930

Supplemental Disclosure
Cash paid during the period for:
Interest, net of amount capitalized	$269,625	$210,684

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

All significant intercompany accounts and transactions are eliminated in consolidation. We consolidate entities over which we have control, usually evidenced by a direct ownership interest of greater than 50% and variable interest entities where we are determined to be the primary beneficiary. See Note 6. Goodwill and Other Assets for further information regarding our variable interest entities. For affiliates we do not control but over which we have significant influence on financial and operating policies, usually evidenced by a direct ownership interest from 20% to 50%, the investment is accounted for using the equity method. We consolidate the operating results of Pullmantur and its wholly-owned brand, CDF Croisières de France, on a two-month lag to allow for more timely preparation of our consolidated financial statements. No material events or transactions affecting Pullmantur or CDF Croisières de France, have occurred during the two-month lag period of August 2011 and September 2011 that would require disclosure or adjustment to our consolidated financial statements as of September 30, 2011.

We believe the accompanying unaudited consolidated financial statements contain all normal recurring accruals necessary for a fair statement. Our revenues are seasonal and results for interim periods are not necessarily indicative of results for the entire year.

Revision of Prior Period Financial Statements

In connection with the preparation of our consolidated financial statements for the second quarter of 2011, we identified and corrected errors in the manner in which we were amortizing guarantee fees related to three outstanding export credit agency guaranteed loans, and to a much lesser extent, fees associated with our revolving credit facilities. Previously, these fees were amortized on a straight-line basis over the life of the respective loan. Following identification of the errors, in the second quarter of 2011 we corrected our method of amortizing these guarantee fees based on the timing of their payment, which payments are made semi-annually and vary in amount depending on a number of factors, including the relevant outstanding loan balance and our credit rating. In accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), we assessed the materiality of the errors and concluded that the errors were not material to any of our previously issued financial statements. In accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), we revised previously reported results for the quarter and six months ended June 30, 2010 in our quarterly report on Form 10-Q for the quarter ended June 30, 2011. We revised previously reported results for the quarter and nine months ended September 30, 2010 in the current filing and will revise all other previously reported results as such financial information is included in future filings. These non-cash errors did not impact our operating income or cash flows for any prior period.

The following tables present the effects of the revision on the Company’s Consolidated Statements of Operations for the respective periods:

	000000000000	000000000000	000000000000	000000000000	000000000000	000000000000
	Year Ended December 31, 2010			Year Ended December 31, 2009
	(in thousands, except per share data)
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Interest expense, net of interest capitalized	$(339,393)	$(31,814)	$(371,207)	$(300,012)	$(9,936)	$(309,948)

Total other expense	(255,166)	(31,814)	(286,980)	(326,090)	(9,936)	(336,026)
Net Income	547,467	(31,814)	515,653	162,421	(9,936)	152,485
Earning per Share:
Basic	$2.55	$(0.15)	$2.40	$0.76	$(0.05)	$0.71
Diluted	$2.51	$(0.15)	$2.37	$0.75	$(0.05)	$0.71

	000000000000	000000000000	000000000000	000000000000	000000000000	000000000000
	Quarter Ended March 31, 2011			Quarter Ended March 31, 2010
	(in thousands, except per share data)
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Interest expense, net of interest capitalized	$(87,483)	$(13,142)	$(100,625)	$(83,924)	$(7,604)	$(91,528)

Total other expense	(57,982)	(13,142)	(71,124)	(4,305)	(7,604)	(11,909)
Net Income	91,552	(13,142)	78,410	87,447	(7,604)	79,843
Earning per Share:
Basic	$0.42	$(0.06)	$0.36	$0.41	$(0.04)	$0.37
Diluted	$0.42	$(0.06)	$0.36	$0.40	$(0.04)	$0.37

	00000000000	00000000000	00000000000	00000000000	00000000000	00000000000
	Quarter Ended June 30, 2009			Six Months Ended June 30, 2009
	(in thousands, except per share data)
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Interest expense, net of interest capitalized	$(68,327)	$(1,190)	$(69,517)	$(147,789)	$(1,190)	$(148,979)
Total other expense	(90,148)	(1,190)	(91,338)	(170,639)	(1,190)	(171,829)
Net Loss	(35,086)	(1,190)	(36,276)	(71,324)	(1,190)	(72,514)
Loss per Share:
Basic	$(0.16)	$(0.01)	$(0.17)	$(0.33)	$(0.01)	$(0.34)
Diluted	$(0.16)	$(0.01)	$(0.17)	$(0.33)	$(0.01)	$(0.34)

	00000000000	00000000000	00000000000	00000000000	00000000000	00000000000
	Quarter Ended September 30, 2010			Quarter Ended September 30, 2009
	(in thousands, except per share data)
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Interest expense, net of interest capitalized	$(82,494)	$(6,588)	$(89,082)	$(73,912)	$(684)	$(74,596)
Total other expense	(88,735)	(6,588)	(95,323)	(76,449)	(684)	(77,133)
Net Income	356,767	(6,588)	350,179	230,392	(684)	229,708
Earning per Share:
Basic	$1.66	$(0.03)	$1.63	$1.08	$0.00	$1.07
Diluted	$1.64	$(0.03)	$1.61	$1.07	$0.00	$1.07

	00000000000	00000000000	00000000000	00000000000	00000000000	00000000000
	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	(in thousands, except per share data)
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Interest expense, net of interest capitalized	$(250,264)	$(21,007)	$(271,271)	$(221,701)	$(1,873)	$(223,574)
Total other expense	(176,178)	(21,007)	(197,185)	(247,088)	(1,873)	(248,961)
Net Income	504,760	(21,007)	483,753	159,068	(1,873)	157,195
Earning per Share:
Basic	$2.35	$(0.10)	$2.25	$0.74	$(0.01)	$0.74
Diluted	$2.32	$(0.10)	$2.23	$0.74	$(0.01)	$0.73

	00000000000	00000000000	00000000000	00000000000	00000000000	00000000000
	Quarter Ended December 31, 2010			Quarter Ended December 31, 2009
	(in thousands, except per share data)
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Interest expense, net of interest capitalized	$(89,129)	$(10,807)	$(99,936)	$(78,311)	$(8,063)	$(86,374)
Total other expense	(78,988)	(10,807)	(89,795)	(79,002)	(8,063)	(87,065)
Net Income (Loss)	42,707	(10,807)	31,900	3,353	(8,063)	(4,710)
Earning (Loss) per Share:
Basic	$0.20	$(0.05)	$0.15	$0.02	$(0.04)	$(0.02)
Diluted	$0.20	$(0.05)	$0.15	$0.02	$(0.04)	$(0.02)

The following table presents the effect the revision had on the Consolidated Balance Sheets at December 31, 2010 and December 31, 2009:

	As of December 31, 2010			As of December 31, 2009
	(in thousands)
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Property and equipment, net	$16,769,181	$2,496	$16,771,677	$15,268,053	$384	$15,268,437
Other assets	1,151,324	(43,571)	1,107,753	1,146,677	(9,453)	1,137,224
Total assets	19,694,904	(41,075)	19,653,829	18,233,494	(9,069)	18,224,425
Accrued expenses and other liabilities	552,543	675	553,218	521,190	867	522,057
Total current liabilities	3,444,498	675	3,445,173	2,749,030	867	2,749,897
Retained earnings	5,301,748	(41,750)	5,259,998	4,754,950	(9,936)	4,745,014
Total shareholders’ equity	7,942,502	(41,750)	7,900,752	7,499,717	(9,936)	7,489,781
Total liabilities and shareholders’ equity	19,694,904	(41,075)	19,653,829	18,233,494	(9,069)	18,224,425

The correction did not have an effect on the Company’s total operating cash flows. The following table presents the effect on the individual line items within operating cash flows on the Company’s Consolidated Statement of Cash Flows for September 30, 2010:

	Nine Months Ended September 30, 2010 (in thousands)
	As Previously Reported	Adjustment	Reclassification[1]	As Revised
Net income	$504,760	$(21,007)	$—	$483,753
Increase in accrued expenses and other liabilities	58,700	1,155	—	59,855
Other, net	(13,874)	19,852	(4,167)	1,811

[1]	Please refer to Note 2. Summary of Significant Accounting Policies for discussion.

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

In July 2011, we adopted authoritative guidance issued to clarify when a modification or restructuring of a receivable constitutes a troubled debt restructuring. In evaluating whether such a modification or restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that two conditions exist: (1) the modification or restructuring constitutes a concession and (2) the debtor is experiencing financial difficulties. The guidance became effective for our interim and annual reporting periods beginning after June 15, 2011 and was applied retrospectively for all of fiscal year 2011. The adoption of this guidance did not have any impact on our consolidated financial statements.

Recent Accounting Pronouncements

In May 2011, authoritative guidance was issued to achieve consistent fair value measurements and to clarify certain disclosure requirements for fair value measurements. The new guidance includes clarification about when the concept of highest and best use is applicable to fair value measurements, requires quantitative disclosures about inputs used and qualitative disclosures about the sensitivity of recurring Level 3 measurements, and requires the classification of all assets and liabilities measured at fair value in the fair value hierarchy, including those assets and liabilities which are not recorded at fair value but for which fair value is disclosed. The guidance will be effective for our interim and annual reporting periods beginning after December 15, 2011. Based on our current fair value measurements, the adoption of this newly issued guidance is not expected to have any impact on our consolidated financial statements.

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

In September 2011, amended guidance regarding the periodic testing of goodwill for impairment was issued. The new guidance allows an entity to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and based on this assessment whether it is necessary to perform the two-step goodwill impairment test. This guidance will be effective for our annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. We plan to early adopt this guidance when performing our annual goodwill impairment testing in the fourth quarter of 2011. The adoption of this newly issued guidance is not expected to have an impact on our consolidated financial statements.

Reclassifications

For the nine months ended September 30, 2010, $4.2 million has been reclassified in the consolidated statement of cash flows from other, net to (gain) loss on fuel call options within net cash flows provided by operating activities in order to conform to the current year presentation.

Other

Revenues and expenses include taxes assessed by governmental authorities that are directly imposed on a revenue-producing transaction between a seller and a customer. The amounts included on a gross basis in our consolidated statement of operations were $130.4 million and $120.0 million for the third quarters of 2011 and 2010, respectively, and $329.3 million and $295.4 million for the nine months ended September 30, 2011 and 2010, respectively.

Note 3. Earnings Per Share

A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income for basic and diluted earnings per share	$398,958	$350,179	$570,859	$483,753

Weighted-average common shares outstanding	217,105	215,150	216,883	214,839
Dilutive effect of stock options and restricted stock awards	1,829	2,362	2,432	2,549

Diluted weighted-average shares outstanding	218,934	217,512	219,315	217,388

Basic earnings per share	$1.84	$1.63	$2.63	$2.25
Diluted earnings per share	$1.82	$1.61	$2.60	$2.23

Diluted earnings per share did not include options to purchase 3.5 million and 3.7 million shares for the third quarters of 2011 and 2010, respectively, and 2.8 million and 3.6 million shares for the first nine months of 2011 and 2010, respectively, because the effect of including them would have been antidilutive.

Note 4. Long-Term Debt

During the second quarter of 2011, we entered into a credit agreement for the financing of the first of a new generation of Royal Caribbean International cruise ships (“Project Sunshine”), which is scheduled for delivery in the third quarter of 2014. The credit agreement makes available to us an unsecured term loan in an amount up to the United States dollar equivalent corresponding to approximately €595.0 million, with funding of 50% of the facility subject to syndication prior to delivery. Euler Hermes Kreditversicherungs AG (“Hermes”), the official export credit agency of Germany, has agreed to guarantee to the lender payment of 95% of the financing. The loan amortizes semi-annually and will mature 12 years following delivery of the ship. Interest on the loan will accrue at our election at either a fixed rate of 4.76% or a floating rate at LIBOR plus a margin of 1.30%.

During the third quarter of 2011, we took delivery of Celebrity Silhouette. To finance the purchase, we borrowed $632.0 million under our previously committed unsecured term loan which is 95% guaranteed by Hermes. The loan amortizes semi-annually over 12 years and bears interest at LIBOR plus a margin of 0.40%, currently approximately 0.81%.

During the third quarter of 2011, we amended and restated our $1.225 billion unsecured revolving credit facility which was due to expire in June 2012. We have extended the termination date through July 2016 and reduced the facility amount to $875.0 million. This facility, combined with our $525.0 million unsecured revolving credit facility, provides us with access to $1.4 billion in liquidity. Under the amended facility, advances currently bear interest at LIBOR plus a margin of 2.00%, currently approximately 2.24%, and we are required to pay a facility fee of 0.42% per annum. The contractual interest rate and facility fee vary with our debt rating. As of September 30, 2011, our liquidity is $1.3 billion, consisting of approximately $451.5 million in cash and cash equivalents and $840.0 million available under our unsecured revolving credit facilities.

Effective September 23, 2011, we amended our unsecured term loans for Oasis of the Seas and Allure of the Seas primarily to reduce the margins on those facilities. The interest rates on the Oasis of the Seas term loan were reduced from LIBOR plus 3.00% to LIBOR plus 2.10%, currently approximately 2.53%, on the $420.0 million floating rate tranche and from EURIBOR plus 2.25% to EURIBOR plus 1.58%, currently approximately 3.23%, on the €159.4 million floating rate tranche. The interest rate on the $420.0 million fixed rate tranche remains unchanged at 5.41%. The interest rate on the entire $1.1 billion Allure of the Seas term loan was reduced from LIBOR plus 2.20% to LIBOR plus 2.10%, currently approximately 2.53%. In addition, we prepaid $200 million of the Allure of the Seas term loan. We partially funded the prepayment by extending our $100.0 million unsecured floating rate term loan from September 2011 to September 2013. In addition, the interest rate was reduced from LIBOR plus 3.00% to LIBOR plus 2.75%, currently approximately 2.99%.

Certain of our unsecured term loans are guaranteed by the export credit agency in the respective country in which the ship is constructed. In consideration for these guarantees, depending on the financing arrangement, we pay to the applicable export credit agency fees that range from either (1) 1.13% to 1.96% per annum based on the outstanding loan balance over the term of the loan (subject to adjustment in certain of our facilities based upon our credit ratings) or (2) an upfront fee of approximately 2.3% to 2.37% of the maximum loan amount. During the second quarter of 2011, we identified errors in the manner in which we were amortizing fees related to three outstanding export credit agency guaranteed loans, and to a much lesser extent, fees associated with our revolving credit facilities. See Note 1. General – Revision of Prior Period Financial Statements for further details.

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

Note 6. Goodwill and Other Assets

During the fourth quarter of 2010, we performed our annual analyses to determine if the goodwill attributable to our Royal Caribbean International and Pullmantur reporting units, and the trademarks and trade names held by Pullmantur, were impaired. On December 31, 2010, the estimated fair value of the reporting units and the trademarks and trade names exceeded their respective carrying values. During the third quarter of 2011, we performed an interim test for impairment of Pullmantur’s goodwill and trademarks and trade names. We continue to believe that the fair value of Pullmantur’s goodwill exceeds its carrying value and the fair value of our trademarks and trade names exceeds their carrying value. We will perform our annual goodwill and trademarks and trade names impairment testing in the fourth quarter of 2011.

We use probability-weighted discounted cash flow models to estimate the fair value of the reporting units, and the trademarks and trade names. Significant judgment is required in the assumptions underlying projected future cash flows including, with respect to Pullmantur, whether and when the Spanish economy recovers from its current weakness. If the Spanish economy recovers more slowly than contemplated in our discounted cash flow model, this could trigger an impairment charge against Pullmantur’s goodwill, and trademark and trade names. In addition, it is reasonably possible that significant changes to the projected future cash flows used in the impairment analyses, especially in Net Yields, could occur and would lead to an impairment of Pullmantur’s goodwill and trademark and trade names.

The continuing weakness of the Spanish economy could also affect the recoverability of Pullmantur’s $35.6 million in deferred tax assets at September 30, 2011. We regularly review deferred tax assets for recoverability based on our history of earnings, expectations for future earnings, and tax planning strategies. We believe it is more likely than not that we will recover the deferred tax assets based on our expectation of future earnings and implementation of tax planning strategies. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income to support the amount of deferred tax assets. It is possible we may need to establish a valuation allowance for a portion or all of the deferred tax asset balance if future earnings do not meet expectations or we are unable to successfully implement our tax planning strategies.

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

We have determined that our 40% noncontrolling interest in Grand Bahamas Shipyard Ltd. (“Grand Bahama”), a ship repair and maintenance facility in which we initially invested in 2001, is a VIE. The facility serves cruise and cargo ships, oil and gas tankers, and offshore units. We utilize this facility, among other ship repair facilities, for our regularly scheduled drydocks and certain emergency repairs as may be required. We have determined we are not the primary beneficiary of this facility, as we do not have the power to direct the activities that most significantly impact the facility’s economic performance. Accordingly, we do not consolidate this entity and we account for this investment under the equity method of accounting. As of September 30, 2011 and December 31, 2010, the net book value of our investment in Grand Bahama, including equity and loans, was approximately $61.6 million and $64.1 million, respectively, which is also our maximum exposure to loss as we are not contractually required to provide any financial or other support to the facility. The majority of our loans to Grand Bahama are in non-accrual status. During the first nine months of 2011, we received approximately $9.7 million in principal and interest payments from Grand Bahama and recorded income associated with our investment in Grand Bahama. We monitor credit risk associated with these loans through our participation on the facility’s board of directors along with our review of the facility’s financial statements and projected cash flows. Based on this review, we believe the risk of loss associated with these loans is remote as of September 30, 2011.

In conjunction with our acquisition of Pullmantur in 2006, we obtained a 49% noncontrolling interest in Pullmantur Air, S.A. (“Pullmantur Air”), a small air business that operates four aircrafts in support of Pullmantur’s operations. We have determined Pullmantur Air is a VIE for which we are the primary beneficiary as we have the power to direct the activities that most significantly impact its economic performance and we are obligated to absorb its losses. In accordance with authoritative guidance, we have consolidated the assets and liabilities of Pullmantur Air. We do not separately disclose the assets and liabilities of Pullmantur Air as they are immaterial to our September 30, 2011 and December 31, 2010 consolidated financial statements.

We have determined that our 50% interest in the TUI Cruises GmbH joint venture which operates the brand TUI Cruises, is a VIE. In February 2011, we sold Celebrity Mercury to TUI Cruises for €234.3 million to serve as its second ship. The ship was renamed Mein Schiff 2 and began sailing in May 2011. Concurrently with entering into the agreement to sell Celebrity Mercury, we executed certain forward exchange contracts to lock in the sales price at approximately $290.0 million. We deferred the gain on the sale of $24.2 million which will be recognized primarily over the remaining life of the ship, estimated to be 17 years. In connection with the sale, we provided a debt facility to TUI Cruises in the amount of up to €90.0 million. The amount drawn under the facility as of September 30, 2011 was €80.0 million, or approximately $107.1 million based on the exchange rate at September 30, 2011. The loan bears interest at the rate of 9.54% per annum payable, is payable over seven years, is 50% guaranteed by TUI AG (our joint venture partner) and is secured by second mortgages on both Mein Schiff 1 and Mein Schiff 2. In addition, we and TUI AG each guaranteed the repayment of 50% of an €180.0 million 5-year bank loan provided to TUI Cruises in connection with the sale of the ship. Based on current facts and circumstances, we do not believe potential obligations under this guarantee would be material to our results of operations.

As of September 30, 2011 and December 31, 2010, our investment in TUI Cruises, including equity and loans, is substantially our maximum exposure to loss, which was approximately $285.9 million and $190.8 million, respectively, and was included within other assets in our consolidated balance sheets. We have determined that we are not the primary beneficiary of TUI Cruises. We believe that the power to direct the activities that most significantly impact TUI Cruises’ economic performance are shared between ourselves and TUI AG. All the significant operating and financial decisions of TUI Cruises require the consent of both parties which we believe creates shared power over TUI Cruises. Accordingly, we do not consolidate this entity and account for this investment under the equity method of accounting.

During the third quarter of 2011, TUI Cruises entered into a construction agreement with STX Finland to build their first newbuild ship, scheduled for delivery in the second quarter of 2014. TUI Cruises has secured a bank financing commitment for 80% of the contract price of the ship as well as a conditional guarantee commitment from Finnvera, the official export agency of Finland, for 95% of the bank loan facility. The remaining portion of the contract price of the ship will be funded through either TUI Cruises’ cash flows from operations or loans and/or equity contributions from ourselves and TUI AG. The construction agreement includes certain restrictions on each of our and TUI AG’s ability to reduce our current ownership interest in TUI Cruises below 37.5% through the construction period. In addition, the bank credit facility agreement upon its effectiveness will extend this restriction through 2019. TUI Cruises has an option to construct a second ship of the same class which will expire on October 31, 2012.

Note 7. Commitments and Contingencies

Capital Expenditures

In February 2011, we entered into an agreement with Meyer Werft to build our Project Sunshine ship. In addition, we have an option to construct a second ship of the same class which will expire on February 28, 2012, subject to earlier acceleration under certain circumstances.

As of September 30, 2011, the aggregate cost of our ships on order was approximately $1.9 billion, of which we had deposited $185.8 million as of such date. Approximately 3.0% of the aggregate cost was exposed to fluctuations in the euro exchange rate at September 30, 2011. These amounts do not include any costs associated with the construction agreement entered into by TUI Cruises to build their first newbuild ship.

As of September 30, 2011, the expected dates our ships on order will enter service and their approximate berths are as follows:

Ship	Expected to Enter Service	Approximate Berths
Celebrity Cruises – Solstice-class:
Celebrity Reflection	4th Quarter 2012	3,000
Royal Caribbean International – Project Sunshine:
Unnamed	3rd Quarter 2014	4,100

	Total Berths	7,100

We have committed bank financing arrangements for Celebrity Reflection and our Project Sunshine ship, each of which include sovereign financing guarantees.

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

In June 2011, a class action complaint was filed against Royal Caribbean Cruises Ltd. in the United States District Court for the Southern District of Florida on behalf of a purported class of stateroom attendants employed onboard Royal Caribbean International cruise vessels alleging that they were required to pay other crew members to help with their duties in violation of the U.S. Seaman’s Wage Act. The lawsuit also alleges that certain lower rated stateroom attendants were required to work back of house assignments without the ability to earn gratuities in violation of the U.S. Seaman’s Wage Act. Plaintiffs seek judgment for damages, wage penalties and interest in an indeterminate amount. We have filed a Motion to Dismiss the Complaint on the basis that the applicable collective bargaining agreement requires any such claims to be arbitrated. We believe we have meritorious defenses to the lawsuit which we intend to vigorously pursue.

Between August 1, 2011 and September 8, 2011, three similar purported class action lawsuits were filed against us and certain of our officers in the U.S. District Court of the Southern District of Florida. In each action, the plaintiff is seeking to represent a class of purchasers of our common stock during some or all of the period from April 23, 2009 through July 28, 2011. Each complaint alleges that the defendants violated the federal securities laws by making purported false and misleading statements about the Company’s financial condition, internal and financial controls and prospects in public filings prior to the second quarter release. The complaints seek unspecified damages, equitable, and injunctive relief. We believe the claims are without merit and we intend to vigorously defend ourselves against them.

We are routinely involved in other claims typical within the cruise vacation industry. The majority of these claims are covered by insurance. We believe the outcome of such claims, net of expected insurance recoveries, will not have a material adverse impact on our financial condition or results of operations.

Other

In July 2002, we entered into an operating lease denominated in British pound sterling for the Brilliance of the Seas. The lease payments vary based on sterling LIBOR. The lease has a contractual life of 25 years; however, both the lessor and we have certain rights to cancel the lease at years 10 (i.e. 2012) and 18 (i.e. 2020) upon advance notice given approximately one year prior to cancellation. Accordingly, at the inception of the lease, the lease term for accounting purposes was established to be 10 years. In June 2011, the lessor advised us that they will not exercise their right to cancel the lease in 2012 and we subsequently made a determination that we will not exercise our right to cancel the lease in 2012. As a result, we performed a lease classification analysis and concluded that the lease should continue to be classified as an operating lease. In the event of early termination at year 18, we have the option to cause the sale of the vessel at its fair value and to use the proceeds towards the applicable termination payment. Alternatively, we could opt at such time to make a termination payment of approximately £66.8 million, or approximately $104.1 million based on the exchange rate at September 30, 2011 and relinquish our right to cause the sale of the vessel. Under current circumstances we do not believe early termination of this lease is probable.

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

If (i) any person other than A. Wilhelmsen AS. and Cruise Associates and their respective affiliates (the “Applicable Group”) acquires ownership of more than 30% of our common stock and the Applicable Group owns less of our common stock than such person, or (ii) subject to certain exceptions, during any 24-month period, a majority of the Board is no longer comprised of individuals who were members of the Board on the first day of such period, we may be obligated to prepay indebtedness outstanding under the majority of our credit facilities, which we may be unable to replace on similar terms. If this were to occur, it would have an adverse impact on our liquidity and operations.

Note 8. Shareholders’ Equity

In July 2011, our board of directors reinstated our quarterly dividend which had been discontinued beginning in the fourth quarter of 2008. We declared and paid a cash dividend on our common stock of $0.10 per share during the third quarter of 2011.

Note 9. Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments, changes in our defined benefit plans and changes in the fair value of derivative instruments that qualify as cash flow hedges. The cumulative changes in fair value of the derivatives are deferred and recorded as a component of accumulated other comprehensive (loss) income until the hedged transactions are realized and recognized in earnings.

Comprehensive income was as follows (in thousands):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$398,958	$350,179	$570,859	$483,753

Changes related to cash flow derivative hedges	(255,015)	186,085	(46,240)	(167,401)

Change in defined benefit plans	—	—	(216)	—

Foreign currency translation adjustments	(43,786)	54,927	(4,397)	(20,152)

Total comprehensive income	$100,157	$591,191	$520,006	$296,200

Note 10. Fair Value Measurements and Derivative Instruments

Fair Value Measurements

We use quoted prices in active markets when available to determine the fair value of our financial instruments. The estimated fair value of our financial instruments that are not measured at fair value on a recurring basis are as follows (in thousands):

	At September 30, 2011	At December 31, 2010

Long-term debt (including current portion of long-term debt)	$8,739,309	$8,775,875

Long-Term Debt

The fair values of our senior notes and senior debentures were estimated by obtaining quoted market prices. The fair values of all other debt were estimated using the present value of expected future cash flows which incorporates our risk profile.

Other Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value at September 30, 2011 and December 31, 2010.

Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2011 Using				Fair Value Measurements at December 31, 2010 Using
Description	Total	Level 1[1]	Level 2[2]	Level 3[3]	Total	Level 1[1]	Level 2[2]	Level 3[3]

Assets:

Derivative financial instruments[4]	$222,409	—	222,409	—	$195,944	—	195,944	—

Investments[5]	$7,016	7,016	—	—	$7,974	7,974	—	—

Total Assets	$229,425	$7,016	$222,409	$—	$203,918	$7,974	$195,944	$—

Liabilities:
Derivative financial instruments[6]	$69,990	—	69,990	—	$88,491	—	88,491	—

Total Liabilities	$69,990	$—	$69,990	$—	$88,491	$—	$88,491	$—

1.	Inputs based on quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Valuation of these items does not entail a significant amount of judgment.
2.	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. For foreign currency forward contracts, interest rate, cross currency and fuel swaps, fair value is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms such as maturity, as well as other inputs such as exchange rates, fuel types, fuel curves, interest rate yield curves, creditworthiness of the counterparty and the Company. For fuel call options, fair value is determined by using the prevailing market price for the instruments consisting of published price quotes for similar assets based on recent transactions in an active market.
3.	Inputs that are unobservable for the asset or liability. The Company did not use any Level 3 inputs as of September 30, 2011 and December 31, 2010.
4.	Consists of foreign currency forward contracts, interest rate, cross currency, fuel swaps and fuel call options. Please refer to the “Fair Value of Derivative Instruments” table for breakdown by instrument type.
5.	Consists of exchange-traded equity securities and mutual funds.
6.	Consists of fuel swaps and foreign currency forward contracts. Please refer to the “Fair Value of Derivative Instruments” table for breakdown by instrument type.

We do not have financial instruments measured at fair value within the third level of the fair value hierarchy as of September 30, 2011. During the fourth quarter of 2010, we changed our valuation technique for fuel call options to a market approach method which employs inputs that are observable. The fair value for fuel call options is determined by using the prevailing market price for the instruments consisting of published price quotes for similar assets based on recent transactions in an active market. We believe that Level 2 categorization is appropriate due to an increase in the observability and transparency of significant inputs. Previously, we derived the fair value of our fuel call options using standard option pricing models with inputs based on the options’ contract terms and data either readily available or formulated from public market information. The fuel call options were categorized as Level 3 as of September 30, 2010, because certain inputs, principally volatility, were unobservable.

The following table presents a reconciliation of the Company’s fuel call options’ beginning and ending balances as of September 30, 2010 (in thousands):

Quarter Ended September 30, 2010	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Nine Months Ended September 30, 2010	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fuel Call Options		Fuel Call Options

Balance at July 1, 2010	$27,190	Balance at January 1, 2010	$9,998
Total gains or losses (realized /unrealized) Included in other income (expense)	3,181	Total gains or losses (realized /unrealized) Included in other income (expense)	(4,166)
Purchases	—	Purchases	24,539
Transfers in and/or out of Level 3	—	Transfers in and/or out of Level 3	—

Balance at September 30, 2010	$30,371	Balance at September 30, 2010	$30,371

The amount of total gains or losses for the period included in other (expense) income attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$3,181	The amount of total gains or losses for the period included in other (expense) income attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(4,166)

The reported fair values are based on a variety of factors and assumptions. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of September 30, 2011, December 31, 2010 or September 30, 2010, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.

Concentrations of Credit Risk

We monitor our credit risk associated with financial and other institutions with which we conduct significant business and, to minimize these risks, we select counterparties with credit risks acceptable to us and we limit our exposure to an individual counterparty. Credit risk, including but not limited to counterparty nonperformance under derivative instruments, our revolving credit facilities and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions and insurance companies with which we have long-term relationships and which have credit risks acceptable to us or where the credit risk is spread out among a large number of counterparties. In addition, our exposure under foreign currency contracts, fuel call options, interest rate and fuel swap agreements that are in-the-money, which is approximately $178.9 million as of September 30, 2011, is limited to the cost of replacing the contracts in the event of non-performance by the counterparties to the contracts, all of which are currently our lending banks. We do not anticipate nonperformance by any of our significant counterparties. In addition, we have established guidelines regarding credit ratings and instrument maturities that we follow to maintain safety and liquidity. We do not normally require collateral or other security to support credit relationships; however, in certain circumstances this option is available to us. We normally require that reimbursement of our new ship progress payments to shipyards be guaranteed by the respective export credit agency, a financial institution or an insurance company in the event of default by the shipyard.

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

Changes in the fair value of derivatives that are designated as fair value hedges are offset against changes in the fair value of the underlying hedged assets, liabilities or firm commitments. Gains and losses on derivatives that are designated as cash flow hedges are recorded as a component of accumulated other comprehensive (loss) income until the underlying hedged transactions are recognized in earnings. The foreign currency transaction gain or loss of our non-derivative financial instruments designated as hedges of our net investment in our foreign operations and investments are recognized as a component of accumulated other comprehensive (loss) income along with the associated foreign currency translation adjustment of the foreign operation.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our long-term debt obligations including future interest payments. At September 30, 2011, approximately 44% of our long-term debt was effectively fixed and approximately 56% was floating as compared to 49% and 51% as of December 31, 2010, respectively. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense. We assess the risk that changes in interest rates will have either on the fair value of debt obligations or on the amount of future interest payments by monitoring changes in interest rate exposures and by evaluating hedging opportunities.

Market risk associated with our long-term fixed rate debt is the potential increase in fair value resulting from a decrease in interest rates. We use interest rate swap agreements that effectively convert a portion of our fixed-rate debt to a floating-rate basis to manage this risk. At September 30, 2011 and December 31, 2010, we maintained interest rate swap agreements that effectively changed $350.0 million of debt with a fixed rate of 7.25% to a LIBOR-based floating rate equal to LIBOR plus 1.72%, for an interest rate that was approximately 2.12% as of September 30, 2011. These interest rate swap agreements are accounted for as fair value hedges.

The notional amount of outstanding debt related to interest rate swaps as of September 30, 2011 and as of December 31, 2010 was $350.0 million.

Foreign Currency Exchange Rate Risk

Derivative Instruments

Our primary exposure to foreign currency exchange rate risk relates to our ship construction firm commitments denominated in euros, a portion of our euro-denominated debt, and to a lesser extent, transactions arising from our international operations that are denominated in currencies other than the United States dollar. We enter into euro-denominated forward contracts and cross currency swap agreements to manage portions of the exposure to movements in foreign currency exchange rates. Approximately 3.0% of the aggregate cost of the ships was exposed to fluctuations in the euro exchange rate at September 30, 2011. Approximately 2.2% of the aggregate cost of the ships was exposed to fluctuations in the euro exchange rate at December 31, 2010. The majority of our foreign exchange contracts and our cross currency swap agreements are accounted for as fair value hedges.

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

The notional amount of outstanding foreign exchange contracts including our cross currency swap agreements as of September 30, 2011 and December 31, 2010 was $2.0 billion and $2.5 billion, respectively.

Non-Derivative Instruments

We consider our investments in our foreign operations to be denominated in relatively stable currencies and of a long-term nature. We partially address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries’ and investments’ functional currencies. As of September 30, 2011 and December 31, 2010, we have assigned debt of approximately €447.1 million and €469.3 million, or approximately $598.5 million and $628.2 million, respectively, as a hedge of our net investment in Pullmantur and TUI Cruises.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the consumption of fuel on our ships. We use fuel swap agreements and fuel call options to mitigate the financial impact of fluctuations in fuel prices.

As of September 30, 2011 and December 31, 2010, we have entered into the following fuel swap agreements:

	Fuel Swap Agreements
	As of September 30, 2011	As of December 31, 2010
	(metric tons)
2011	199,000	766,000
2012	738,000	738,000
2013	644,000	300,000
2014	418,000	—
2015	284,000	—

	000,000	000,000
	Fuel Swap Agreements
Projected fuel purchases for the remainder of:	As of September 30, 2011	As of December 31, 2010
	(% hedged)
2011	57%	58%
2012	55%	55%
2013	47%	22%
2014	30%	—
2015	20%	—

At September 30, 2011 and December 31, 2010, $79.2 million and $83.6 million, respectively, of estimated unrealized net gains associated with our cash flow hedges pertaining to fuel swap agreements were expected to be reclassified to earnings from other accumulated comprehensive (loss) income within the next twelve months. Reclassification is expected to occur as the result of fuel consumption associated with our hedged forecasted fuel purchases. Our fuel swap agreements are accounted for as cash flow hedges. At September 30, 2011, we have hedged the variability in future cash flows for certain forecasted fuel transactions occurring through 2015.

Additionally, as of September 30, 2011, we have entered into fuel call options on a total of 1.7 million barrels of fuel oil which mature between 2012 and 2013 in order to provide protection in the event fuel prices exceed the options’ exercise prices. This compares to fuel call options of 6.6 million barrels, maturing between 2011 and 2013, held as of December 31, 2010. Our fuel call options are not designated as hedging instruments. As a result, changes in the fair value of our fuel call options are recognized in earnings immediately and reported in other income (expense) in our consolidated statements of operations. During the second quarter of 2011, we terminated 100% of our fuel call options maturing in 2011 and 68% of our fuel call options maturing in 2012 in order to monetize previously recorded gains pertaining to the fuel call options’ fair value prior to their expiration. Upon termination of these options, we recognized a gain of approximately $7.2 million and received net cash proceeds of approximately $27.8 million which were reflected as cash flows from investing activities. We accounted for the settlement of these fuel call options by recording the cash received and removing the fair value of the instrument from our balance sheet. As of September 30, 2011, the fuel call options represented 8% of our projected 2012 fuel requirements and 11% of our projected 2013 fuel requirements. As of December 31, 2010, the fuel call options represented 41% of our projected 2011 fuel requirements, 25% of our projected 2012 fuel requirements and 11% of our projected 2013 fuel requirements.

The fair value and line item caption of derivative instruments recorded were as follows:

Fair Value of Derivative Instruments

	Asset Derivatives			Liability Derivatives
		As of September 30, 2011	As of December 31, 2010		As of September 30, 2011	As of December 31, 2010
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
In thousands
Derivatives designated as hedging instruments under ASC 815-20[1]

Interest rate swaps	Other Assets	$68,558	$56,497	Other long-term liabilities	$—	$—

Cross currency swaps	Other Assets	19,630	13,017	Other long-term liabilities	—	—

Foreign currency forward contracts	Derivative Financial Instruments	—	—	Accrued expenses and other liabilities	—	68,374

Foreign currency forward contracts	Other Assets	8,348	8,058	Other long-term liabilities	26,134	19,630

Fuel swaps	Derivative Financial Instruments	74,074	49,297	Accrued expenses and other liabilities	—	—

Fuel swaps	Other Assets	32,115	37,362	Other long-term liabilities	43,756	487

Total derivatives designated as hedging instruments under ASC 815-20		$202,725	$164,231		$69,890	$88,491

Derivatives not designated as hedging instruments under ASC 815-20

Foreign currency forward contracts	Other Assets	4,853	—	Other long-term liabilities	100	—

Fuel call options	Derivative Financial Instruments	—	7,194	Accrued expenses and other liabilities	—	—

Fuel call options	Other Assets	14,831	24,519	Other long-term liabilities	—	—

Total derivatives not designated as hedging instruments under ASC 815-20		$19,684	$31,713		$100	$—

Total derivatives		$222,409	$195,944		$69,990	$88,491

[1]	Accounting Standard Codification 815-20 “Derivatives and Hedging”.

The fair value and line item caption of non-derivative instruments recorded was as follows:

Non-derivative instrument designated as hedging instrument under ASC 815-20	Balance Sheet Location	Carrying Value
		As of September 30, 2011	As of December 31, 2010
In thousands
Foreign currency debt	Long-term debt	$598,502	$628,172

		$598,502	$628,172

The effect of derivative instruments qualifying and designated as hedging instruments and the related hedged items in fair value hedges on the consolidated statement of operations was as follows:

Derivatives and related Hedged Items under ASC 815-20 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative and Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative				Amount of Gain (Loss) Recognized in Income on Hedged Item
		Quarter Ended September 30, 2011	Quarter Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Quarter Ended September 30, 2011	Quarter Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
In thousands
Interest rate swaps	Interest expense, net of interest capitalized	$4,484	$11,779	$13,365	$40,591	$7,910	$—	$23,504	$—

Cross currency swaps	Interest expense, net of interest capitalized	—	—	—	987	—	—	—	—

Interest rate swaps	Other income (expense)	10,688	10,666	12,062	37,684	(10,629)	(9,694)	(11,672)	(35,854)

Cross currency swaps	Other income (expense)	—	—	—	(42,284)	—	—	—	47,715

Foreign currency forward contracts	Other income (expense)	—	57,879	22,901	(51,974)	—	(60,523)	(23,720)	52,610

		$15,172	$80,324	$48,328	$(14,996)	$(2,719)	$(70,217)	$(11,888)	$64,471

The effect of derivative instruments qualifying and designated as hedging instruments in cash flow hedges on the consolidated financial statements was as follows:

Derivatives under ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)				Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Quarter Ended September 30, 2011	Quarter Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010		Quarter Ended September 30, 2011	Quarter Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
In thousands

Cross currency swaps	(31,964)	51,074	6,614	20,163	Other income (expense)	(44,600)	55,560	120	36,360

Foreign currency forward contracts	(102,142)	169,729	10,014	(89,670)	Depreciation and amortization expenses	(189)	60	(538)	168

Foreign currency forward contracts	—	(29,007)	(12,375)	(29,007)	Other income (expense)	(238)	263	(47)	788

Fuel swaps	(125,352)	58,550	68,127	(13,683)	Fuel	40,584	8,377	119,085	17,887

	$(259,458)	$250,346	$72,380	$(112,197)		$(4,443)	$64,260	$118,620	$55,203

Derivatives under ASC 815-20 Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness testing)
		Quarter Ended September 30, 2011	Quarter Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
In thousands

Cross currency swaps	Other income (expense)	—	—	—	—

Foreign currency forward contracts	Other income (expense)	(2,879)	—	(190)	240

Foreign currency forward contracts	Other income (expense)	—	—	—	—

Fuel swaps	Other income (expense)	223	2,071	6,992	2,341

		$(2,656)	$2,071	$6,802	$2,581

The effect of non-derivative instruments qualifying and designated as hedging instruments in net investment hedges on the consolidated financial statements was as follows:

Non-derivatives instruments under ASC 815-20 Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in OCI (Effective Portion)				Location of Gain (Loss) in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Quarter Ended September 30, 2011	Quarter Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010		Quarter Ended September 30, 2011	Quarter Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
In thousands
Foreign Currency Debt	$49,745	$(64,281)	$(4,757)	$37,993	Other income (expense)	$—	$—	$—	$—

	$49,745	$(64,281)	$(4,757)	$37,993		$—	$—	$—	$—

The effect of derivatives not designated as hedging instruments on the consolidated financial statements was as follows:

Derivatives Not Designated as Hedging Instruments under ASC 815-20	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Quarter Ended September 30, 2011	Quarter Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
In thousands
Foreign exchange contracts	Other income (expense)	$56	$4	$4,753	$(50)

Fuel call options	Other income (expense)	(13,094)	3,181	11,701	(4,166)

		$(13,038)	$3,185	$16,454	$(4,216)

Credit Related Contingent Features

Starting in July 2012, our current interest rate derivative instruments may require us to post collateral if our Standard & Poor’s and Moody’s credit ratings remain below specified levels. Specifically, if on the fifth anniversary of entering into a derivative transaction and on all succeeding fifth-year anniversaries our credit ratings for our senior unsecured debt were to be below BBB- by Standard & Poor’s and Baa3 by Moody’s, then each counterparty to such derivative instrument with whom we are in a net liability position that exceeds the applicable minimum call amount may demand that we post collateral in an amount equal to the net liability position. The amount of collateral required to be posted following such event will change each time our net liability position increases or decreases by more than the applicable minimum call amount. If our credit rating for our senior debt is subsequently equal to, or above BBB- by Standard & Poor’s or Baa3 by Moody’s, then any collateral posted at such time will be released to us and we will no longer be required to post collateral unless we meet the collateral trigger requirement at the next fifth-year anniversary. Currently, our senior unsecured debt credit rating is BB with a stable outlook by Standard & Poor’s and Ba2 with a stable outlook by Moody’s. Only our interest rate derivative instruments have a term of at least five years. These interest rate derivative instruments will not reach their fifth anniversary until July 2012. Therefore, as of September 30, 2011, we are not required to post any collateral for our derivative instruments. We do not have interest rate derivative instruments which are in a net liability position as of September 30, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revision of Prior Period Financial Statements

During the second quarter of 2011, we identified and corrected errors in the manner in which we were amortizing guarantee fees related to three outstanding export credit agency guaranteed loans, and to a much lesser extent, fees associated with our revolving credit facilities. We revised previously reported results for the quarter and six months ended June 30, 2010 in our quarterly report on Form 10-Q for the quarter ended June 30, 2011. We revised previously reported results for the quarter and nine months ended September 30, 2010 in the current filing and will revise all other previously reported results as such financial information is included in future filings. Refer to Note 1. General – Revision of Prior Period Financial Statements for further details. These errors impacted the interest expense we reported in prior periods. The errors do not impact operating income, cash flows, Net Yields, Net Cruise Costs and Net Cruise Costs Excluding Fuel. The discussion and analysis included herein is based on the revised financial results for the quarter ended September 30, 2010 and the nine months ended September 30, 2010.

Cautionary Note Concerning Forward-Looking Statements

The discussion under this caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this document includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance (including our expectations for the fourth quarter and full year of 2011 set forth under the heading “—Outlook” below), business and industry prospects or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. Words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “will,” and similar expressions are intended to identify these forward-looking statements. Forward-looking statements reflect management’s current expectations, are inherently uncertain and are subject to risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to, the following:

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

Overview

The discussion and analysis of our financial condition and results of operations has been organized to present the following:

•	a review of our financial presentation, including discussion of certain operational and financial metrics we utilize to assist us manage our business;

•	a discussion of our results of operations for the quarter and nine months ended September 30, 2011 compared to the same period in 2010;

•	a discussion of our business outlook, including our expectations for selected financial items for the fourth quarter and full year of 2011; and

•	a discussion of our liquidity and capital resources, including our future capital and contractual commitments and potential funding sources.

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

Results of Operations

Summary

Quarter ended September 30, 2011

Total revenues increased 12.7% to $2.3 billion in the third quarter of 2011 from total revenues of $2.1 billion for the same period in 2010, primarily due to a 5.3% increase in Net Yields and a 6.3% increase in capacity (measured by APCD for such period). The increase in Net Yields was primarily due to an increase in ticket prices and the favorable effect on our revenues of changes in foreign currency exchange rates. These increases were partially offset by the impact of geopolitical events including the political unrest in Northern Africa and the earthquake and related events in Japan. These events resulted in deployment changes to avoid calling on ports in those areas and pricing reductions to stimulate demand in surrounding areas. The increase in total revenues was partially offset by higher cruise operating expenses primarily due to increases in fuel prices, commissions, and port costs on a per passenger basis, and to a lesser extent, the unfavorable effect of changes in foreign currency exchange rates and capacity impact. The increase in revenues was also partially offset by an increase in marketing, selling and administrative expenses primarily associated with our ongoing international expansion. As a result, our net income was $399.0 million or $1.82 per share on a diluted basis for the third quarter of 2011 compared to $350.2 million or $1.61 per share on a diluted basis for the third quarter of 2010.

Nine months ended September 30, 2011

Total revenues increased 11.9% to $5.8 billion for the first nine months of 2011 from total revenues of $5.1 billion for the same period in 2010, primarily due to a 7.6% increase in capacity (measured by APCD for such period) and a 4.3% increase in Net Yields. The increase in Net Yields was primarily due to the favorable effect on our revenues of changes in foreign currency exchange rates, and to a lesser extent, an increase in ticket prices. These increases were partially offset by the impact of geopolitical events including the political unrest in Northern Africa and the earthquake and related events in Japan. These events resulted in deployment changes to avoid calling on ports in those areas and pricing reductions to stimulate demand in surrounding areas. This increase in total revenues was partially offset by higher cruise operating expenses primarily due to the increase in capacity, the unfavorable effect of changes in foreign currency exchange rates and an increase in fuel expenses and commissions on a per passenger basis. The increase was also offset by an increase in marketing, selling and administrative expenses primarily associated with our ongoing international expansion and to a much lesser extent an increase in expenses associated with customer engagement initiatives. Our results for the first nine months of 2011 were also positively impacted by a gain on our fuel call options of $11.7 million in 2011 as compared to a loss of $4.2 million in 2010 resulting from the increase in fuel prices in 2011 as compared to the corresponding period in 2010. In addition, we also recorded a one-time gain during 2010 of approximately $85.6 million related to a litigation settlement that did not recur in 2011. As a result, our net income was $570.9 million or $2.60 per share on a diluted basis for the first nine months of 2011 compared to $483.8 million or $2.23 per share on a diluted basis for the first nine months of 2010.

Significant items for the third quarter of 2011 include:

•	In July 2011, we took delivery of Celebrity Silhouette. To finance the purchase we borrowed $632.0 million under our previously committed 12-year unsecured term loan which is 95% guaranteed by Hermes.

•

We amended and restated our $1.225 billion unsecured revolving credit facility which was due to expire in June 2012. We have extended the termination date through July 2016 and reduced the facility amount to $875.0 million. This facility combined with our $525.0 million unsecured revolving credit facility provides us with access to $1.4 billion in liquidity. See Note 4. Long-Term Debt to our consolidated financial statements for further information.

•

The lessor of our Brilliance of the Seas lease agreement advised us that they will not exercise their right to cancel the lease in 2012 and we subsequently made a determination that we will not exercise our right to cancel the lease and thus, the lease will continue until at least 2020 when both parties have the right to cancel the lease. Refer to our lease discussion under the heading Off-Balance Sheet Arrangements below and Note 7. Commitments and Contingencies to our consolidated financial statements for further information.

•

Our board of directors reinstated our quarterly dividend which had been discontinued beginning in the fourth quarter of 2008. We declared and paid a cash dividend on our common stock of $0.10 per share during the third quarter of 2011.

•

In September 2011, the unsecured credit facilities we obtained in connection with our purchase of the Oasis of the Seas in October 2009 and the purchase of Allure of the Seas in October 2010 were amended to reduce certain of the interest rate margins. In connection with these amendments, we prepaid $200.0 million of the Allure of the Seas unsecured term loan. We partially funded the prepayment by extending our $100.0 million unsecured floating rate term loan from September 2011 to September 2013. In addition, the interest rate was reduced from LIBOR plus 3.00% to LIBOR plus 2.75%, currently approximately 2.99%. See Note 4. Long-Term Debt to our consolidated financial statements for further information.

Other Items:

•

In August 2011, the Company was informed by Cruise Associates and A. Wilhelmsen AS, its two largest shareholders, that they have terminated the Shareholders’ Agreement between themselves and that Cruise Associates distributed all of its shares of our common stock to its partners.

•

In September 2011, TUI Cruises entered into an agreement with STX Finland to build their first newbuild ship, scheduled for delivery in the second quarter of 2014. TUI Cruises has secured a bank financing commitment for 80% of the contract price of the ship as well as a conditional guarantee commitment from Finnvera, the official export agency of Finland, for 95% of the bank loan facility. TUI Cruises has an option to construct a second ship of the same class which will expire on October 31, 2012.

Operating results for the quarter and nine months ended September 30, 2011 compared to the same period in 2010 are shown in the following table (in thousands, except per share data):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
		% of Total Revenues		% of Total Revenues		% of Total Revenues		% of Total Revenues
Passenger ticket revenues	$1,734,328	74.7%	$1,520,562	73.8%	$4,257,634	73.9%	$3,762,536	73.1%
Onboard and other revenues	587,666	25.3%	540,097	26.2%	1,504,228	26.1%	1,385,470	26.9%

Total revenues	2,321,994	100.0%	2,060,659	100.0%	5,761,862	100.0%	5,148,006	100.0%

Cruise operating expenses:

Commissions, transportation and other	405,674	17.5%	350,166	17.0%	984,397	17.1%	889,956	17.3%
Onboard and other	181,604	7.8%	159,824	7.8%	419,032	7.3%	374,949	7.3%
Payroll and related	210,535	9.1%	197,070	9.6%	613,816	10.7%	565,112	11.0%
Food	113,319	4.9%	99,969	4.9%	312,550	5.4%	286,466	5.6%
Fuel	202,478	8.7%	164,786	8.0%	556,667	9.7%	483,843	9.4%
Other operating	291,690	12.6%	267,810	13.0%	805,284	14.0%	750,761	14.6%

Total cruise operating expenses	1,405,300	60.5%	1,239,625	60.2%	3,691,746	64.1%	3,351,087	65.1%
Marketing, selling and administrative expenses	231,761	10.0%	213,300	10.4%	722,157	12.5%	636,143	12.4%
Depreciation and Amortization expenses	177,191	7.6%	162,232	7.9%	522,493	9.1%	479,838	9.3%

Operating Income	507,742	21.9%	445,502	21.6%	825,466	14.3%	680,938	13.2%

Other income (expense):

Interest income	7,070	0.3%	1,815	0.1%	17,329	0.3%	4,547	0.1%
Interest expense, net of interest capitalized	(98,198)	(4.2)%	(89,082)	(4.3%)	(291,791)	(5.1)%	(271,271)	(5.3%)
Other income (expense)	(17,656)	(0.8)%	(8,056)	(0.4%)	19,855	0.3%	69,539	1.4%

	(108,784)	(4.7)%	(95,323)	(4.6%)	(254,607)	(4.4)%	(197,185)	(3.8%)

Net Income	398,958	17.2%	350,179	17.0%	570,859	9.9%	483,753	9.4%

Diluted Earnings Per Share	$1.82		$1.61		$2.60		$2.23

Selected historical statistical information is shown in the following table:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Passengers Carried	1,247,574	1,199,759	3,648,063	3,430,273
Passenger Cruise Days	9,255,801	8,656,023	26,039,146	24,058,087
APCD	8,575,926	8,069,663	24,714,236	22,967,291
Occupancy	107.9%	107.3%	105.4%	104.7%

Gross Yields and Net Yields were calculated as follows (in thousands, except APCD and Yields):

	Quarter Ended September 30,			Nine Months Ended September 30,
	2011	2011 On a Constant Currency basis	2010	2011	2011 On a Constant Currency basis	2010
Passenger ticket revenues	$1,734,328	$1,680,010	$1,520,562	$4,257,634	$4,141,218	$3,762,536

Onboard and other revenues	587,666	579,196	540,097	1,504,228	1,486,269	1,385,470

Total revenues	2,321,994	2,259,206	2,060,659	5,761,862	5,627,487	5,148,006

Less:
Commissions, transportation and other	405,674	392,424	350,166	984,397	956,606	889,956
Onboard and other	181,604	176,292	159,824	419,032	408,703	374,949

Net revenues	$1,734,716	$1,690,490	$1,550,669	$4,358,433	$4,262,178	$3,883,101

APCD	8,575,926	8,575,926	8,069,663	24,714,236	24,714,236	22,967,291
Gross Yields	$270.76	$263.44	$255.36	$233.14	$227.70	$224.15
Net Yields	$202.28	$197.12	$192.16	$176.35	$172.46	$169.07

Gross Cruise Costs, Net Cruise Costs and Net Cruise Costs Excluding Fuel were calculated as follows (in thousands, except APCD and costs per APCD):

	Quarter Ended September 30,			Nine Months Ended September 30,
	2011	2011 On a Constant Currency basis	2010	2011	2011 On a Constant Currency basis	2010
Total cruise operating expenses	$1,405,300	$1,377,294	$1,239,625	$3,691,746	$3,633,042	$3,351,087
Marketing, selling and administrative expenses	231,761	225,996	213,300	722,157	705,640	636,143

Gross Cruise Costs	1,637,061	1,603,290	1,452,925	4,413,903	4,338,682	3,987,230

Less:
Commissions, transportation and other	405,674	392,424	350,166	984,397	956,606	889,956
Onboard and other	181,604	176,292	159,824	419,032	408,703	374,949

Net Cruise Costs	$1,049,783	$1,034,574	$942,935	$3,010,474	$2,973,373	$2,722,325

Less:
Fuel	202,478	201,415	164,786	556,667	553,794	483,843

Net Cruise Costs Excluding Fuel	$847,305	$833,159	$778,149	$2,453,807	$2,419,579	$2,238,482

APCD	8,575,926	8,575,926	8,069,663	24,714,236	24,714,236	22,967,291
Gross Cruise Costs per APCD	$190.89	$186.95	$180.05	$178.60	$175.55	$173.60
Net Cruise Costs per APCD	$122.41	$120.64	$116.85	$121.81	$120.31	$118.53
Net Cruise Costs Excluding Fuel per APCD	$98.80	$97.15	$96.43	$99.29	$97.90	$97.46

Net Debt-to-Capital was calculated as follows (in thousands):

	As of
	September 30, 2011	December 31, 2010
Long-term debt, net of current portion	$8,136,206	$7,951,187
Current portion of long-term debt	639,497	1,198,929

Total debt	8,775,703	9,150,116
Less: Cash and cash equivalents	451,460	419,929

Net Debt	$8,324,243	$8,730,187

Total shareholders’ equity	$8,438,096	$7,900,752
Total debt	8,775,703	9,150,116

Total debt and shareholders’ equity	17,213,799	17,050,868

Debt-to-Capital	51.0%	53.7%
Net Debt	8,324,243	8,730,187

Net Debt and shareholders’ equity	$16,762,339	$16,630,939

Net Debt-to-Capital	49.7%	52.5%

Outlook

Full Year 2011

We expect Net Yields to increase approximately 4% compared to 2010. On a Constant Currency basis, we expect Net Yields to increase in the range of 2% to 3% compared to 2010.

We expect Net Cruise Costs per APCD to increase in the range of 3% to 4% compared to 2010. On a Constant Currency basis, we expect Net Cruise Costs per APCD to increase in the range of 2% to 3% compared to 2010. Excluding fuel, we expect Net Cruise Costs per APCD to increase in the range of 2% to 3% compared to 2010. On a Constant Currency basis, we expect Net Cruise Costs per APCD excluding fuel to increase in the range of 1% to 2% compared to 2010.

We expect a 7.5% increase in capacity, primarily driven by a full year of service of Celebrity Eclipse, a full year of service of Allure of the Seas and the addition of Celebrity Silhouette which entered service during the third quarter of 2011.

Depreciation and amortization expenses are expected to be in the range of $702.0 million to $707.0 million and interest expense, net is expected to be in the range of $357.0 million to $362.0 million.

We do not forecast fuel prices and our cost calculations for fuel are based on current “at-the-pump” prices net of any hedging impacts. If fuel prices for the full year of 2011 remain at the level of current “at-the-pump” prices, fuel expenses for the full year of 2011 would be approximately $761.0 million. For the remainder of 2011, our fuel expense is approximately 57% hedged and a 10% change in fuel prices would result in a change in our fuel expenses of approximately $9.0 million for the full year 2011, after taking into account existing hedges.

Based on the expectations noted above, and assuming that fuel prices remain at the level of current “at-the-pump” prices and full year foreign currency exchange rates are $1.39 to the euro, $1.60 to the British pound and $1.00 to the Canadian dollar, we expect full year 2011 earnings per share to be in the range of $2.70 to $2.80.

Fourth Quarter 2011

We expect Net Yields and Net Yields on a Constant Currency basis to increase in the range of 3% to 4% compared to 2010.

We expect Net Cruise Costs per APCD and Net Cruise Costs per APCD on a Constant Currency basis to increase approximately 6% compared to 2010. Excluding fuel, we expect Net Cruise Costs per APCD to increase approximately 4% compared to 2010. On a Constant Currency basis, we expect Net Cruise Costs per APCD excluding fuel to increase in the range of 3% to 4% compared to 2010.

We expect a 7.3% increase in capacity, primarily driven by a full quarter of service of Allure of the Seas which entered service during the fourth quarter of 2010 and the addition of Celebrity Silhouette which entered service during the third quarter of 2011.

Depreciation and amortization expenses are expected to be in the range of $180.0 million to $185.0 million, and interest expense, net is expected to be in the range of $82.0 million to $87.0 million.

We do not forecast fuel prices and our cost calculations for fuel are based on current “at-the-pump” prices net of any hedging impacts. If fuel prices for the fourth quarter of 2011 remain at the level of current “at-the-pump” prices, fuel expenses for the fourth quarter of 2011 would be approximately $204.0 million. For the fourth quarter of 2011, our fuel expense is approximately 57% hedged and a 10% change in fuel prices would result in a change in our fuel expenses of approximately $9.0 million for the fourth quarter of 2011, after taking into account existing hedges.

Based on the expectations noted above, and assuming that fuel prices remain at the level of current “at-the-pump” prices and fourth quarter foreign currency exchange rates are $1.39 to the euro, $1.60 to the British pound and $1.00 to the Canadian dollar, we expect fourth quarter 2011 earnings per share to be in the range of $0.09 to $0.19.

Quarter Ended September 30, 2011 Compared to Quarter Ended September 30, 2010

In this section, references to 2011 refer to the quarter ended September 30, 2011 and references to 2010 refer to the quarter ended September 30, 2010.

Revenues

Total revenues for 2011 increased $261.3 million or 12.7% to $2.3 billion from $2.1 billion in 2010. Approximately $132.0 million of the increase in revenue was driven by an increase in ticket prices and the favorable effect of changes in foreign currency exchange rates related to our revenue transactions denominated in currencies other than the United States dollar, approximately $69.3 million and $62.7 million, respectively. These increases were partially offset by the impact of geopolitical events including the political unrest in Northern Africa and the earthquake and related events in Japan which offset pricing improvements in other regions. These events resulted in deployment changes to avoid calling on ports in those areas and pricing reductions to stimulate demand in surrounding areas. In addition, $129.3 million of this increase was attributable to a 6.3% increase in capacity. The increase in capacity was primarily due to the addition of Allure of the Seas, which entered service in December 2010 and the addition of Celebrity Silhouette which entered service in July 2011. This increase in capacity was partially offset by the sale of Celebrity Mercury to TUI Cruises in February 2011.

Onboard and other revenues included concession revenues of $69.1 million in 2011 compared to $67.4 million for the same period in 2010. The increase in concession revenues was primarily due to the increase in capacity mentioned above.

Cruise Operating Expenses

Total cruise operating expenses for 2011 increased $165.7 million or 13.4% to $1.4 billion from $1.2 billion for 2010. Approximately $87.9 million of this increase was attributable to increases in fuel expenses, commissions, and port costs on a per passenger basis, and to a lesser extent, the unfavorable effect of changes in foreign currency exchange rates related to our cruise operating expenses denominated in currencies other than the United States dollar. Fuel expenses, which are net of the financial impact of fuel swap agreements, increased 26.3% per metric ton in 2011 as compared to 2010 primarily as a result of increasing fuel prices. The increase in commissions was primarily due to the increase in ticket prices as mentioned above. Port costs increased as a result of certain itinerary changes. In addition, $77.8 million of this increase was attributable to the 6.3% increase in capacity mentioned above.

Marketing, Selling and Administrative Expenses

Marketing, selling and administrative expenses for 2011 increased $18.5 million or 8.7% to $231.8 million from $213.3 million for 2010. The increase is due to an increase in marketing, selling and payroll expenses primarily associated with our ongoing international expansion.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for 2011 increased $15.0 million or 9.2% to $177.2 million from $162.2 million for 2010. The increase is primarily due to the addition of Allure of the Seas which entered service in December 2010 and the addition of Celebrity Silhouette which entered service in July 2011. These increases were partially offset by the sale of Celebrity Mercury to TUI Cruises and the sale of Bleu de France.

Other Income (Expense)

Interest expense, net of interest capitalized, increased to $98.2 million in 2011 from $89.1 million in 2010. The increase was due to a decrease in interest capitalized for ships under construction. Interest capitalized decreased to $3.5 million in 2011 from $7.2 million in 2010 primarily due to a lower average level of investment in ships under construction and, to a lesser extent, lower interest rates. Gross interest expense increased to $101.7 million from $96.3 million in 2010. The increase was primarily due to a higher average debt level partially offset by lower interest rates.

Other expense for 2011 increased $9.6 million to $17.7 million from $8.1 million in 2010. The increase in other expense was primarily due to the following:

•	A loss of $13.1 million associated with changes in the fair value of our fuel call options in 2011 as compared to a gain of $3.2 million in 2010, for a net change of $16.3 million;
•	A $9.0 million loss in 2010 in foreign currency exchange losses as compared to minimal foreign currency exchange losses in 2011, for a change of $8.9 million when comparing these periods;

•	$15.4 million in gains from our equity investments in 2011 as compared to $7.8 million in gains in 2010, for a change of $7.6 million when comparing these periods; and
•	A $7.9 million provision accrued in connection with an uncertain tax position that first occurred in the third quarter of 2011.

Net Yields

Net Yields increased 5.3% in 2011 compared to 2010 primarily due to an increase in ticket prices as discussed above and, to a lesser extent, the favorable impact of changes in exchange rates. Net Yields per APCD increased 2.6% in 2011 compared to 2010 on a Constant Currency basis.

Net Cruise Costs

Net Cruise Costs increased 11.3% in 2011 compared to 2010 due to the 6.3% increase in capacity and by the 4.8% increase in Net Cruise Cost per APCD. The increase in Net Cruise Costs per APCD was primarily driven by an increase in fuel expenses and the unfavorable impact of changes in exchange rates as discussed above. Net Cruise Costs per APCD increased 3.2% in 2011 compared to 2010 on a Constant Currency basis. Net Cruise Costs Excluding Fuel per APCD increased 2.5% in 2011 compared to 2010 and remained consistent with 2010 on a Constant Currency basis.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

In this section, references to 2011 refer to the nine months ended September 30, 2011 and references to 2010 refer to the nine months ended September 30, 2010.

Revenues

Total revenues for 2011 increased $613.9 million or 11.9% to $5.8 billion from $5.1 billion in 2010. Approximately $391.6 million of this increase was attributable to a 7.6% increase in capacity. The increase in capacity was primarily due to the addition of Allure of the Seas which entered service in December 2010, a full nine months of Celebrity Eclipse which entered service in April 2010, and the addition of Celebrity Silhouette which entered service in July 2011. This increase in capacity was partially offset by the sale of Celebrity Mercury to TUI Cruises in February 2011. In addition, approximately $222.3 million of the increase in revenue was driven by the favorable effect of changes in foreign currency exchange rates related to our revenue transactions denominated in currencies other than the United States dollar, and to a lesser extent, an increase in ticket prices. These increases were partially offset by the impact of geopolitical events including the political unrest in Northern Africa and the earthquake and related events in Japan which offset pricing improvements in other regions. These events resulted in deployment changes to avoid calling on ports in those areas and pricing reductions to stimulate demand in surrounding areas.

Onboard and other revenues included concession revenues of $202.7 million in 2011 compared to $191.4 million for the same period in 2010. The increase in concession revenues was primarily due to the increase in capacity mentioned above.

Cruise Operating Expenses

Total cruise operating expenses for 2011 increased $340.7 million or 10.2% to $3.7 billion from $3.4 billion for 2010. Approximately $254.9 million of the increase was attributable to the 7.6% increase in capacity mentioned above. Other significant drivers of the increase include the unfavorable effect of changes in foreign currency exchange rates related to our cruise operating expenses denominated in currencies other than the United States dollar and an increase in fuel expenses and commissions on a per passenger basis. Fuel expenses, which are net of the financial impact of fuel swap agreements, increased 14.4% per metric ton in 2011 as compared to 2010 primarily as a result of increasing fuel prices. The increase in commissions was primarily due to the increase in ticket prices as mentioned above.

Marketing, Selling and Administrative Expenses

Marketing, selling and administrative expenses for 2011 increased $86.0 million or 13.5% to $722.2 million from $636.1 million for 2010. The increase is due to an increase in marketing, selling and payroll expenses primarily associated with our international expansion and to a much lesser extent an increase in expenses associated with customer engagement initiatives.

Depreciation and Amortization expenses

Depreciation and amortization expenses for 2011 increased $42.7 million or 8.9% to $522.5 million from $479.8 million for 2010. The increase is primarily due to the addition of Allure of the Seas which entered service in December 2010, a full nine months of Celebrity Eclipse which entered service in April 2010, and the addition of Celebrity Silhouette which entered service in July 2011. These increases were partially offset by the sale of Celebrity Mercury to TUI Cruises and the sale of Bleu de France.

Other Income (Expense)

Interest expense, net of interest capitalized, increased to $291.8 million in 2011 from $271.3 million in 2010. The increase was due to a decrease in interest capitalized for ships under construction. Interest capitalized decreased to $10.9 million in 2011 from $21.9 million in 2010 primarily due to a lower average level of investment in ships under construction and, to a lesser extent, lower interest rates. Gross interest expense increased to $302.7 million from $293.2 million in 2010. The increase was primarily due to a higher average debt level partially offset by lower interest rates.

Other income decreased to $19.9 million in 2011 from $69.5 million in 2010. The $49.6 million decrease in other income was due primarily to an $85.6 million gain recorded from a litigation settlement during 2010 that did not recur in 2011, which was partially offset by:

•	A gain of $14.8 million in equity investments in 2011 as compared to a loss of $1.4 million in 2010, for a net change of $16.2 million when comparing these periods;
•

A gain on our fuel call options of $11.7 million in 2011 as compared to a loss of $4.2 million in 2010, for a net change of $15.9 million resulting from the increase in fuel prices as compared to the corresponding period in 2010; and

•	A gain of $2.1 million in 2011 as compared to a loss of $9.4 million in 2010, for a net change of $11.5 million related to the favorable effect of changes in foreign currency exchange rates.

Net Yields

Net Yields increased 4.3% in 2011 compared to 2010 primarily due to the favorable impact of changes in exchange rates, and to a lesser extent an increase in ticket prices, as discussed above. Net Yields per APCD increased 2.0% in 2011 compared to 2010 on a Constant Currency basis.

Net Cruise Costs

Net Cruise Costs increased 10.6% in 2011 compared to 2010 due to the 7.6% increase in capacity and by a 2.8% increase in Net Cruise Cost per APCD. The increase in Net Cruise Costs per APCD was primarily driven by the unfavorable impact of changes in exchange rates and an increase in fuel expenses as discussed above. Net Cruise Costs per APCD increased 1.5% in 2011 compared to 2010 on a Constant Currency basis. Net Cruise Costs Excluding Fuel per APCD increased 1.9% in 2011 compared to 2010 and remained consistent with 2010 on a Constant Currency basis.

Recently Adopted, and Future Application of, Accounting Standards

Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements for further information on Recently Adopted Accounting Standards and Recent Accounting Pronouncements.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash flow generated from operations provides us with a significant source of liquidity. Net cash provided by operating activities decreased $163.2 million to $1.3 billion for the first nine months of 2011 compared to $1.4 billion for the same period in 2010. This decrease was primarily a result of the monetization of certain of our interest rate, cross currency and fuel swap agreements which generated approximately $173.0 million of cash during the first nine months of 2010 and to cash received of $68.0 million related to a litigation settlement during the first nine months of 2010, which did not recur in 2011. These decreases were partially offset by the timing of payments on our accounts payable and by dividends received from unconsolidated affiliates of $21.1 million during the first nine months of 2011.

Net cash used in investing activities was $775.2 million for the first nine months of 2011 as compared to $939.4 million for the same period in 2010. During the first nine months of 2011, our use of cash was primarily related to capital expenditures of $1.0 billion, up from $925.8 million for the same period in 2010. Capital expenditures were primarily related to the delivery of Celebrity Silhouette during the first nine months of 2011 and the delivery of Celebrity Eclipse during the first nine months of 2010. Our utilization of cash for investing activities was offset by our receipt during 2011 of proceeds from the sale of Celebrity Mercury of $290.0 million and proceeds from the sale of Bleu de France of $55.0 million. In addition, we received approximately $20.2 million in proceeds primarily from the sale of our fuel call options and provided approximately $110.7 million in loans to our unconsolidated affiliates during the first nine months of 2011.

Net cash used in financing activities was $451.0 million for the first nine months of 2011 compared to $341.3 million for the same period in 2010. This change was primarily due to an increase in repayments of debt of $408.3 million. Repayments of debt were $1.8 billion during the first nine months of 2011 compared to $1.4 billion during the same period in 2010. The increase in repayments of debt was primarily due to our prepayment of $200.0 million on our Allure of the Seas unsecured term loan and to the repayment of $500.0 million on a senior unsecured note in 2011 as compared to the repayment of $250.0 million on a senior unsecured note in 2010. The increased use of cash in 2011 was also due a $23.4 million increase in debt issuance costs and cash dividends paid on our common stock of $21.7 million. These increases were offset by an increase in debt facility drawings of $327.3 million during the first nine months of 2011 as compared to the same period in 2010. During the first nine months of 2011, we received $632.0 million through an unsecured term loan due through 2023 to purchase

Celebrity Silhouette and drew $760.0 million on our unsecured revolving credit facilities. During the first nine months of 2010, we received $566.1 million through an unsecured term loan due through 2022 to purchase Celebrity Eclipse and drew $515.0 million on our unsecured revolving credit facilities.

Future Capital Commitments

Our future capital commitments consist primarily of new ship orders. As of September 30, 2011, we have Celebrity Reflection and our Project Sunshine ship under construction for an aggregate additional capacity of approximately 7,100 berths. We have an option to construct a second ship under Project Sunshine which will expire on February 28, 2012, subject to earlier acceleration under certain circumstances.

As of September 30, 2011, the aggregate cost of our ships on order was approximately $1.9 billion, of which we had deposited $185.8 million as of such date. Approximately 3.0% of the aggregate cost was exposed to fluctuations in the euro exchange rate at September 30, 2011. These amounts do not include any costs associated with the construction agreement entered into by TUI Cruises to build their first newbuild ship. (See Note 7. Commitments and Contingencies and Note 10. Fair Value Measurements and Derivative Instruments to our consolidated financial statements under Item 1. Financial Statements.)

Our anticipated overall capital expenditures will be approximately $1.1 billion for 2011, $1.2 billion for 2012, $500.0 million for 2013 and $1.1 billion for 2014.

Contractual Obligations

As of September 30, 2011, our contractual obligations were as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Operating Activities:
Operating lease obligations(1)(2)	$654,155	$64,007	$120,982	$111,461	$357,705
Interest on long-term debt(3)	1,373,044	328,670	484,460	223,890	336,024
Other(4)	742,072	122,111	279,301	171,460	169,200
Investing Activities:
Ship purchase obligations(5)	1,536,884	—	845,945	690,939	—
Financing Activities:
Long-term debt obligations(6)	8,713,557	626,927	3,514,135	2,349,278	2,223,217
Capital lease obligations(7)	62,146	12,570	13,470	3,924	32,182
Other(8)	177,313	27,755	79,229	49,490	20,839

Total	$13,259,171	$1,182,040	$5,337,522	$3,600,442	$3,139,167

(1)	We are obligated under noncancelable operating leases primarily for a ship, offices, warehouses and motor vehicles.
(2)	Under the Brilliance of the Seas lease agreement, we may be required to make a termination payment of approximately £66.8 million, or approximately $104.1 million based on the exchange rate at September 30, 2011, if the lease is canceled in 2020. This amount is included in the more than 5 years column.
(3)	Long-term debt obligations mature at various dates through fiscal year 2027 and bear interest at fixed and variable rates. Interest on variable-rate debt is calculated based on forecasted cash outflows, including interest swapped from a fixed-rate to a variable-rate using the applicable rate at September 30, 2011. Debt denominated in other currencies is calculated based on the applicable exchange rate at September 30, 2011. Amounts are based on existing debt obligations and do not consider potential refinancing of expiring debt obligations.
(4)	Amounts represent future commitments with remaining terms in excess of one year to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts.
(5)	Amounts represent contractual obligations with initial terms in excess of one year.
(6)	Amounts represent debt obligations with initial terms in excess of one year.
(7)	Amounts represent capital lease obligations with initial terms in excess of one year.
(8)	Amounts represent fees payable to sovereign guarantors in connection with certain of our export credit debt facilities and facility fees on our revolving credit facilities.

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

Off-Balance Sheet Arrangements

In July 2002, we entered into an operating lease denominated in British pound sterling for the Brilliance of the Seas. The lease payments vary based on sterling LIBOR. The lease has a contractual life of 25 years; however, both the lessor and we have certain rights to cancel the lease at years 10 (i.e. 2012) and 18 (i.e. 2020) upon advance notice given approximately one year prior to cancellation. Accordingly, at the inception of the lease, the lease term for accounting purposes was established to be 10 years. In June 2011, the lessor advised us that they will not exercise their right to cancel the lease in 2012 and we subsequently made a determination that we will not exercise our right to cancel the lease in 2012. As a result, we performed a lease classification analysis and concluded that the lease should continue to be classified as an operating lease. In the event of early termination at year 18, we have the option to cause the sale of the vessel at its fair value and to use the proceeds towards the applicable termination payment. Alternatively, we could opt at such time to make a termination payment of approximately £66.8 million, or approximately $104.1 million based on the exchange rate at September 30, 2011 and relinquish our right to cause the sale of the vessel. Under current circumstances we do not believe early termination of this lease is probable.

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

TUI Cruises entered into a construction agreement with STX Finland that includes certain restrictions on each of our and TUI AG’s ability to reduce our current ownership interest in TUI Cruises below 37.5% through the construction period. In addition, the bank credit facility agreement upon its effectiveness will extend this restriction through 2019.

Other than the items described above, we are not party to any other off-balance sheet arrangements, including guarantee contracts, retained or contingent interest, certain derivative instruments and variable interest entities, that either have, or are reasonably likely to have, a current or future material effect on our financial position.

Funding Sources

We have significant contractual obligations of which the capital expenditures associated with our ship purchases and our debt maturities represent our largest funding needs. We have $1.2 billion in contractual obligations due during the twelve-month period ending September 30, 2012 of which approximately $626.9 million relates to repayments of debt. In addition, we have $12.1 billion in contractual obligations due beyond the twelve month period ending September 30, 2012 of which debt maturities and ship purchase obligations represent $8.1 billion and $1.5 billion, respectively. We have historically relied on a combination of cash flows provided by operations, drawdowns under our available credit facilities, the incurrence of additional debt and the issuance of additional shares of equity securities to fund these obligations.

As of September 30, 2011, our liquidity is $1.3 billion, consisting of approximately $451.5 million in cash and cash equivalents and $840.0 million available under our unsecured revolving credit facilities. During the third quarter of 2011, we amended and restated our $1.225 billion unsecured revolving credit facility in order to, among other things, reduce the facility amount to $875.0 million and extend the termination date until July 2016. Together with the $525.0 million unsecured revolving credit facility we have total revolving credit capacity of $1.4 billion which we feel is an appropriate amount given our strategic initiatives over the next several years.

In addition, we had a working capital deficit of $1.9 billion as of September 30, 2011 as compared to our working capital deficit of $2.4 billion as of December 31, 2010. Similar to others in our industry, we are able to operate with a substantial working capital deficit because (1) passenger receipts are primarily paid in advance with a relatively low-level of accounts receivable, (2) rapid turnover results in a limited investment in inventories and (3) voyage-related accounts payable usually become due after receipt of cash from related bookings. In addition, we finance the purchase of our ships through long-term debt instruments. We generate substantial cash flows from operations and our business model, along with our unsecured revolving credit facilities, has historically allowed us to maintain this working capital deficit and still meet our operating, investing and financing needs.

As of September 30, 2011, we have Celebrity Reflection and our Project Sunshine ship under construction in Germany all of which have committed bank financing arrangements which include sovereign financing guarantees (50% of the loan for our Project Sunshine ship is subject to syndication prior to delivery). In addition, we have an option to construct a second Project Sunshine ship which will expire on February 28, 2012, subject to earlier acceleration under certain circumstances.

We continue our focus on ensuring adequate cash and liquidity. We are committed to improving our cost focus and continue to implement cost containment initiatives. We anticipate that our cash flows from operations, our current available credit facilities and our current financing arrangements will be adequate to meet our capital expenditures and debt repayments over the next twelve-month period. In addition, we may elect to fund our contractual obligations through other means if favorable opportunities arise. Our current and anticipated liquidity has also allowed us to reinstate our quarterly dividends. As a result, we declared a cash dividend on our common stock of $0.10 for holders of record at the close of business on August 12, 2011 paid on August 30, 2011.

If (i) any person other than A. Wilhelmsen AS. and Cruise Associates and their respective affiliates (the “Applicable Group”) acquires ownership of more than 30% of our common stock and the Applicable Group owns less of our common stock than such person, or (ii) subject to certain exceptions, during any 24-month period, a majority of the Board is no longer comprised of individuals who were members of the Board on the first day of such period, we may be obligated to prepay indebtedness outstanding under the majority of our credit facilities, which we may be unable to replace on similar terms. If this were to occur, it would have an adverse impact on our liquidity and operations.

Debt Covenants

Our financing agreements contain covenants that require us, among other things, to maintain minimum net worth of at least $5.7 billion and a fixed charge coverage ratio of at least 1.25x and to limit our net debt-to-capital ratio to no more than 62.5%. The fixed charge coverage ratio is calculated by dividing net cash from operations for the past four quarters by the sum of dividend payments plus scheduled principal debt payments in excess of any new financings for the past four quarters. Our minimum net worth and maximum net debt-to-capital calculations exclude the impact of accumulated other comprehensive (loss) income on total shareholders’ equity. We are well in excess of all debt covenant requirements as of September 30, 2011. The specific covenants and related definitions can be found in the applicable debt agreements, the majority of which have been previously filed with the Securities and Exchange Commission.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, a class action complaint was filed in June 2011 against Royal Caribbean Cruises Ltd. in the United States District Court for the Southern District of Florida on behalf of a purported class of stateroom attendants employed onboard Royal Caribbean International cruise vessels alleging that they were required to pay other crew members to help with their duties in violation of the U.S. Seaman’s Wage Act. The lawsuit also alleges that certain lower rated stateroom attendants were required to work back of house assignments without the ability to earn gratuities in violation of the U.S. Seaman’s Wage Act. Plaintiffs seek judgment for damages, wage penalties and interest in an indeterminate amount. We have filed a Motion to Dismiss the Complaint on the basis that the applicable collective bargaining agreement requires any such claims to be arbitrated. We believe we have meritorious defenses to the lawsuit which we intend to vigorously pursue.

Between August 1, 2011 and September 8, 2011, three similar purported class action lawsuits were filed against us and certain of our officers in the U.S. District Court of the Southern District of Florida. In each action, the plaintiff is seeking to represent a class of purchasers of our common stock during some or all of the period from April 23, 2009 through July 28, 2011. Each complaint alleges that the defendants violated the federal securities laws by making purported false and misleading statements about the Company’s financial condition, internal and financial controls and prospects in public filings prior to the second quarter release. The complaints seek unspecified damages, equitable, and injunctive relief. We believe the claims are without merit and we intend to vigorously defend ourselves against them.

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

Item 6. Exhibits

10.1	Amendment No. 3 to the Credit Agreement, dated as of September 23, 2011, among Oasis of the Seas Inc., as Borrower, Royal Caribbean Cruises Ltd., as Guarantor, the various financial institutions as are parties to the Credit Agreement and BNP Paribas, as administrative agent.*

10.2	Amendment No. 3 to the Credit Agreement, dated as of September 23, 2011, among Allure of the Seas Inc., as Borrower, Royal Caribbean Cruises Ltd., as Guarantor, the various financial institutions as are parties to the Credit Agreement and Skandinaviska Enskilda Banken AB, as administrative agent.*

10.3	Second Amendment to Lease dated August 3, 2011 between Miami-Dade County and the Company regarding that certain office building located at 1050 Caribbean Way, Miami, Florida 33132 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on August 5, 2011).

10.4	First Amendment to Lease dated August 3, 2011 between Miami-Dade County and the Company regarding that certain office building located at 1080 Caribbean Way, Miami, Florida 33132 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on August 5, 2011).

10.5	Royal Caribbean Cruises Ltd. Amended and Restated Executive Short-Term Bonus Plan dated as of September 22, 2011.*

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Certifications of the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code**

*	Filed herewith
**	Furnished herewith

Interactive Data File

101*	The following financial statements from Royal Caribbean Cruises Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, as filed with the SEC on October 31, 2011, formatted in XBRL, as follows:

	(i)	the Consolidated Statements of Operations for the three months ended September 30, 2011 and 2010;

	(ii)	the Consolidated Statements of Operations for the nine months ended September 30, 2011 and 2010;

	(iii)	the Consolidated Balance Sheets at September 30, 2011 and December 31, 2010;

	(iv)	the Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and

	(v)	the Notes to the Consolidated Financial Statements, tagged in summary and detail.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL CARIBBEAN CRUISES LTD. (Registrant)

/s/ BRIAN J. RICE
Brian J. Rice Executive Vice President and Chief Financial Officer
Date: October 31, 2011	(Principal Financial Officer and duly authorized signatory)