Form 10-K
period 2011-12-31
ROYAL CARIBBEAN CRUISES LTD
filed 2012-02-29
CIK 884887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock at June 30, 2011 (based upon the closing sale price of the common stock on the New York Stock Exchange on June 30, 2011) held by those persons deemed by the registrant to be non-affiliates was approximately $5.08 billion. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of the registrant’s outstanding common stock as of June 30, 2011 have been excluded from this number in that these persons may be deemed affiliates of the registrant. This determination of possible affiliate status is not necessarily a conclusive determination for other purposes.

There were 217,491,694 shares of common stock outstanding as of February 13, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to its 2012 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

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

Item 1. Business

General

Royal Caribbean was founded in 1968 as a partnership. Its corporate structure evolved over the years and the current parent corporation, Royal Caribbean Cruises Ltd., was incorporated on July 23, 1985 in the Republic of Liberia under the Business Corporation Act of Liberia.

We are the world’s second largest cruise company operating 39 ships in the cruise vacation industry across five brands with an aggregate capacity of approximately 92,650 berths as of December 31, 2011.

Our ships operate on a selection of worldwide itineraries that call on approximately 460 destinations on all seven continents. In addition to our headquarters in Miami, Florida, we have offices and a network of international representatives around the world which focus on our global guest sourcing.

We compete principally on the basis of exceptional service provided by our crew, innovation and quality of ships, variety of itineraries, choice of destinations and price. We believe that our commitment to build state-of-the-art ships and to invest in the maintenance and revitalization of our fleet to, among other things, incorporate our latest signature innovations, allows us to continue to attract new and loyal repeat guests. We have also undertaken to expand globally and in 2012, we expect a significant amount of passenger ticket revenues from outside of the United States.

We believe cruising continues to be a widely accepted vacation choice due to its inherent value, extensive itineraries and variety of shipboard and shoreside activities. In addition, we believe that our products appeal to a large consumer base and are not dependent on a single market or demographic.

Our Brands

Our global brands include Royal Caribbean International, Celebrity Cruises, and Azamara Club Cruises. These brands are complemented by our Pullmantur brand, which has been custom tailored to serve the cruise markets in Spain, Portugal and Latin America, and our CDF Croisières de France brand, which provides us with a custom tailored product targeted at the French market. In addition, we have a 50% investment in a joint venture which operates the brand TUI Cruises, specifically tailored for the German market.

We believe our global brands possess the versatility to enter multiple cruise market segments within the cruise vacation industry. Although each of our brands has its own marketing style as well as ships and crews of various sizes, the nature of the products sold and services delivered by our brands share a common base (i.e. the sale and provision of cruise vacations). Our brands also have similar itineraries as well as similar cost and revenue components. In addition, our brands source passengers from similar markets around the world and operate in similar economic environments with a significant degree of commercial overlap. As a result, we strategically manage our brands as a single business with the ultimate objective of maximizing long-term shareholder value.

Royal Caribbean International

We currently operate 22 ships with an aggregate capacity of approximately 62,000 berths under our Royal Caribbean International brand, offering cruise itineraries that range from two to 18 nights. In addition, we have two ships on order for our Royal Caribbean International brand with an aggregate capacity of approximately 8,200 berths which are expected to enter service in the third quarter of 2014 and in the second quarter of 2015, respectively. Royal Caribbean International offers a variety of itineraries to destinations worldwide, including Alaska, Asia, Australia, Bahamas, Bermuda, Canada, the Caribbean, Europe, the Middle East, the Panama Canal, South America, South Pacific and New Zealand.

Royal Caribbean International is positioned at the upper end of the contemporary segment of the cruise vacation industry, generally characterized by cruises that are seven nights or shorter and feature a casual ambiance. We believe that the quality of the Royal Caribbean International brand also enables it to attract guests from the premium segment, which is generally characterized by cruises that are seven to 14 nights and appeal to the more experienced guest who is usually more affluent. This allows Royal Caribbean International to achieve market coverage that is among the broadest of any of the major cruise brands in the cruise vacation industry.

Royal Caribbean International’s strategy is to attract an array of vacationing guests by providing a wide variety of itineraries and cruise lengths with multiple innovative options for onboard dining, entertainment and other onboard activities. Popular product innovations include surf simulators, an interactive water park called the H2O Zone™, “Royal Promenades” (boulevards with shopping, dining and entertainment venues), ice skating rinks and rock climbing walls. In 2011, in an effort to maintain consistency across the fleet, Royal Caribbean International initiated a vessel revitalization program in order to incorporate some of the most popular features of our newer ships across the fleet, including the addition of new specialty restaurants, interactive flat-panel televisions in all staterooms, wireless internet throughout the ships as well as new lounge venues.

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

Celebrity Cruises

We currently operate 10 ships with an aggregate capacity of approximately 21,600 berths under our Celebrity Cruises brand, offering cruise itineraries that range from two to 18 nights. In addition, we have one ship on order for our Celebrity Cruises brand with a capacity of approximately 3,000 berths which is expected to enter service in the fourth quarter of 2012.

Celebrity Cruises is positioned within the premium segment of the cruise vacation industry. Celebrity Cruises delivers a modern luxury cruise vacation experience that appeals to experienced cruisers, resulting in a strong base of loyal repeat guests. The brand also appeals to vacationers who have not yet cruised who seek the high quality, service-focused and luxury experience the brand offers. Celebrity Cruises offers a global cruise experience by providing a variety of cruise lengths and itineraries to premium destinations throughout the world, including Alaska, Asia, Australia, Bermuda, Canada, the Caribbean, Europe, Hawaii, the Middle East, New Zealand, the Panama Canal and South America. Celebrity Cruises is also the only major cruise line to operate a ship in the Galapagos Islands, Celebrity Xpedition. Celebrity Xpedition has 96 berths and provides this unique experience on seven day cruises with pre-cruise tours in Ecuador.

Celebrity Cruises’ strategy is to deliver an intimate experience onboard upscale ships that offer luxurious accommodations, a high staff-to-guest ratio, fine dining, personalized service, extensive spa facilities, and unique onboard activities and entertainment. In addition, Celebrity Cruises introduced the new Celebrity iLounge and became an Authorized Apple Reseller of computers and other media devices onboard certain Celebrity Cruises ships. During 2011, the brand began a revitalization program for all four Millennium-class ships in order to incorporate well-received concepts from the Solstice-class ships, such as AquaClass, the exclusive spa-inspired stateroom experience with its own private restaurant and the Celebrity iLounge, as well as new specialty restaurants, cafes and bar and lounge venues.

In 2011, Celebrity Cruises took delivery of Celebrity Silhouette, the fourth Solstice-class ship, and is expected to take delivery of Celebrity Reflection, the fifth and final Solstice-class ship, in the fourth quarter of 2012. These ships continue to introduce new innovations to further improve upon the guest experience.

Celebrity Cruises’ fleet, dining, service, and spa have been consistently recognized with numerous awards from consumer cruise travel polls, travel agents and travel industry publications.

Azamara Club Cruises

We currently operate two ships with an aggregate capacity of approximately 1,400 berths under our Azamara Club Cruises brand, offering cruise itineraries that range from three to 18 nights. Azamara Club Cruises is designed to serve the up-market segment of the North American, United Kingdom, German and Australian markets. The up-market segment incorporates elements of the premium segment and the luxury segment which is generally characterized by smaller ships, high standards of accommodation and service, higher prices and exotic itineraries to ports which are inaccessible to larger ships.

Azamara Club Cruises’ strategy is to deliver distinctive destination experiences, featuring unique itineraries with more overnights and longer stays as well as in-depth tours allowing guests to truly experience the destination. Azamara Club Cruises’ focus is to attract experienced travelers who enjoy cruising and who seek a more intimate onboard experience and a high level of service. Azamara Club Cruises sails in Asia, Northern and Western Europe, South America and the less-traveled islands of the Caribbean.

Azamara Club Cruises offers a variety of onboard services, amenities and activities, including gaming facilities, fine dining, spa and wellness, butler service for suites, as well as interactive entertainment venues. Azamara Club Cruises also includes as part of the base price of the cruise certain complimentary onboard services, amenities and activities which are not normally included in the base price of other cruise lines including wine with lunch and dinner, bottled water, soda, premium coffees and teas, gratuities for housekeeping and dining/bar staff, self-service laundry and shuttle buses for certain ports.

Pullmantur

As of December 31, 2011, we operated five ships with an aggregate capacity of approximately 7,650 berths under our Pullmantur brand, offering cruise itineraries that range from four to 12 nights. In February 2012, we entered into an agreement to bareboat charter our ship Ocean Dream to an unrelated party for a period of six years from the transfer date. The charter agreement provides a renewal option exercisable by the unrelated party for an additional four years. We anticipate delivery of Ocean Dream will take place in April 2012. In addition, in March 2012, Horizon will be redeployed from Pullmantur to CDF Croisières de France to replace Bleu de France which was sold in November 2010. Pullmantur serves the contemporary segment of the Spanish, Portuguese and Latin American cruise markets. Pullmantur also has land-based tour operations and owns a 49% interest in an air business that operates four Boeing 747 aircrafts in support of its cruise and tour operations.

Pullmantur’s strategy is to attract cruise guests by providing a variety of cruising options and land-based travel packages. Pullmantur offers a range of cruise itineraries to Brazil, the Caribbean, Europe and the Middle East. Pullmantur offers a wide array of onboard activities and services to guests, including exercise facilities, swimming pools, beauty salons, gaming facilities, shopping, dining, certain complimentary beverages, and entertainment venues. Pullmantur’s tour operations sell land-based travel packages to Spanish guests, including hotels and flights primarily to Caribbean resorts, and land-based tour packages to Europe aimed at Latin American guests.

CDF Croisières de France

CDF Croisières de France is designed to serve the contemporary segment of the French cruise market by providing a brand custom-tailored for French cruise guests. CDF Croisières de France offers seasonal itineraries to the Mediterranean and a variety of onboard services, amenities and activities, including entertainment venues, exercise and spa facilities, fine dining, and gaming facilities.

Starting in the second quarter of 2012, CDF Croisières de France will begin operating the 1,350-berth Horizon. This ship is currently operated by Pullmantur and will be redeployed to CDF Croisières de France in March 2012, following a revitalization to incorporate signature brand elements. Until November 2011, CDF Croisières de France operated Bleu de France under a one-year charter agreement following the sale of the ship from CDF Croisières de France to an unrelated third party in November 2010.

TUI Cruises

We also have a joint venture that operates TUI Cruises, which is designed to serve the contemporary and premium segments of the German cruise market by offering a custom-tailored product for German guests. All onboard activities, services, shore excursions and menu offerings are designed to suit the preferences of this target market. TUI Cruises operates two ships, Mein Schiff I and Mein Schiff II, with an aggregate capacity of approximately 3,800 berths. In 2011, TUI Cruises entered into a construction agreement to build its first newbuild ship, scheduled for delivery in the second quarter of 2014. TUI Cruises has an option to construct a second ship of the same class, which will expire on October 31, 2012. Our joint venture partner is TUI AG, a German tourism and shipping company that also owns 51% of TUI Travel.

Industry

Cruising is considered a well established vacation sector in the North American market, a growing sector in the European market and a developing but promising sector in several other emerging markets. Industry data indicates that a significant portion of cruise guests carried are first-time cruisers. We believe this presents an opportunity for long-term growth and a potential for increased profitability.

We estimate that the global cruise industry carried 20.2 million cruise guests in 2011 compared to 18.8 million cruise guests carried in 2010. We estimate that the global cruise fleet was served by approximately 417,000 berths on approximately 285 ships at the end of 2011. There are approximately 20 ships with an estimated 62,000 berths that are expected to be placed in service in the global cruise market between 2012 and 2016, although it is also possible that ships could be taken out of service during these periods. The majority of cruise guests have historically been sourced from North America and Europe.

North America

Although the North American cruise market has historically experienced significant growth, the compound annual growth rate in cruise guests for this market was approximately 3.2% from 2007 to 2011. This more limited growth is attributable in large part to the recent international expansion within the cruise industry. We estimate that North America was served by 138 ships with approximately 201,000 berths at the beginning of 2007 and by 143 ships with approximately 248,000 berths at the end of 2011. There are approximately 10 ships with an estimated 34,000 berths that are expected to be placed in service in the North American cruise market between 2012 and 2016.

Europe

In Europe, cruising represents a smaller but growing sector of the vacation industry. It has experienced a compound annual growth rate in cruise guests of approximately 9.6% from 2007 to 2011 and we believe this market has significant continued growth potential. We estimate that Europe was served by 104 ships with approximately 100,000 berths at the beginning of 2007 and by 121 ships with approximately 155,000 berths at the end of 2011. There are approximately 10 ships with an estimated 28,000 berths that are expected to be placed in service in the European cruise market between 2012 and 2016.

The following table details the growth in the global, North American and European cruise markets in terms of cruise guests and estimated weighted-average berths over the past five years:

Year	Global Cruise Guests(1)	Weighted- Average Supply of Berths Marketed Globally(1)	North American Cruise Guests(2)	Weighted- Average Supply of Berths Marketed in North America(1)	European Cruise Guests	Weighted- Average Supply of Berths Marketed in Europe(1)
2007	16,586,000	327,000	10,247,000	212,000	4,080,000	105,000
2008	17,184,000	347,000	10,093,000	219,000	4,500,000	120,000
2009	17,340,000	363,000	10,198,000	222,000	5,000,000	131,000
2010	18,800,000	391,000	10,781,000	232,000	5,540,000	143,000
2011	20,227,000	412,000	11,625,000	245,000	5,894,000	149,000

1)

Source: Our estimates of the number of global cruise guests, and the weighted-average supply of berths marketed globally, in North America and Europe are based on a combination of data that we obtain from various publicly available cruise industry trade information sources including Seatrade Insider and Cruise Line International Association. In addition, our estimates incorporate our own statistical analysis utilizing the same publicly available cruise industry data as a base.

2)

Source: Cruise Line International Association based on cruise guests carried for at least two consecutive nights for years 2007 through 2010. Year 2011 amounts represent our estimates (see number 1 above).

3)	Source: European Cruise Council for years 2007 through 2010. Year 2011 amounts represent our estimates (see number 1 above).

Other Markets

In addition to expected industry growth in North America and Europe as discussed above, we expect the Asia/Pacific region to demonstrate an even higher growth rate in the near term, although it will continue to represent a relatively small sector compared to North America and Europe.

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

Operating Strategies

Our principal operating strategies are to:

•	protect the health, safety and security of our guests and employees and protect the environment in which our vessels and organization operate,

•	strengthen and support our human capital in order to better serve our global guest base and grow our business,

•	further strengthen our consumer engagement in order to enhance our revenues while continuing to expand and diversify our guest mix through international guest sourcing,

•	manage the efficiency of our operating expenditures and ensure adequate cash and liquidity, with the overall goal of maximizing our return on invested capital and long-term shareholder value,

•	increase the awareness and market penetration of our brands throughout the world,

•

strategically invest in our existing fleet through the revitalization of existing ships and the transfer of key innovations across each brand, while expanding our fleet with the new state-of-the-art cruise ships recently delivered and on order,

•

capitalize on the portability and flexibility of our ships by deploying them into those markets and itineraries that provide opportunities to optimize returns, while continuing our focus on existing key markets,

•	further enhance our technological capabilities to support ongoing operations and initiatives, and

•	maintain strong relationships with travel agencies, the principal industry distribution channel, while enhancing our consumer outreach programs.

Health, safety, security and environmental policies

We are committed to protecting the safety, environment and health of our guests, employees and others working on our behalf. We are also committed to protecting the marine environment in which our ships sail and the communities in which we operate, by reducing/mitigating adverse environmental consequences and using resources efficiently. As part of this commitment, our Safety, Environment and Health Departments oversee our maritime safety, global security, environmental stewardship and medical/public health activities. These departments are comprised of technical experts in our focus areas of: Regulatory and Policy Development; Compliance and Incident Prevention; Incident and Situation Response; and Business Stewardship. We also have a Maritime Advisory Board of experts as well as the Safety, Environment and Health (SEH) Committee of our Board of Directors which oversee these important areas.

Following the recent grounding of the Costa Concordia, we announced a comprehensive review of safety and emergency response procedures across all of our brands to identify lessons learned and best practices to further protect the safety of all of our passengers and crew. This review is being overseen by the Safety, Environment and Health Committee of our Board of Directors and its Chairman, Mr. William K. Reilly. Mr. Reilly was recently co-chair of the United States Government’s “National Commission on the BP Deepwater Horizon Oil Spill and Offshore Drilling.”

Strengthen and support our human capital

Our employees, both shipboard and shoreside, are our most valuable resources. We strive to identify, hire, develop, motivate, and retain the best employees, with backgrounds and perspectives as diverse as our guest base. Attracting, engaging, and retaining key employees has been and will remain critical to our success.

We continue our focus on providing our employees with a competitive compensation structure, development and other personal and professional growth opportunities in order to strengthen and support our human capital. We are also committed to ensuring the very best leaders are developed and selected to lead the enterprise now and in the future. To that end we pay special attention to identifying high potential leaders and develop deep bench strength so these leaders can potentially assume multiple leadership roles throughout the organization. We strive to maintain a work environment that reinforces, collaboration, motivation, innovation and believe that maintaining our vibrant and distinctive culture, is critical to the growth of our business.

Strengthen our consumer engagement to enhance our revenues while expanding and diversifying our guest mix with a greater focus on international expansion

We are focused on further strengthening our consumer engagement with the ultimate goal of increasing revenues and yields while continuing to diversify our guest mix. We increase revenues and yields through various programs prior to, during and after a cruise vacation aimed at increasing our ticket prices and occupancy. In 2012, we plan to continue to strategically invest in a number of potential revenue enhancing projects, including revitalizing several of our vessels, enhancing our customer loyalty programs, introducing new onboard revenue initiatives and implementing various information technology infrastructure investments which we believe will provide opportunities for increased ticket and onboard revenues.

We sell and market our global brands, Royal Caribbean International, Celebrity Cruises and Azamara Club Cruises, to guests outside of North America through our offices in the United Kingdom, France, Germany, Norway, Italy, Spain, Singapore, China, Brazil, Australia and Mexico. We believe that having a local presence in these markets provides us with the ability to react more quickly to local market conditions and better understand our consumer base in each respective market. We further extend our geographic reach with a network of 39 independent international representatives located throughout the world covering 50 countries. Historically, our focus has been to primarily source guests for our global brands from North America. Over the last several years, we have continued to expand our focus on selling and marketing our cruise brands to countries outside of North America through fleet innovation and by responding to the itinerary preferences and cultural characteristics of our international guests. In 2012, Royal Caribbean International will focus on the development of key markets in Southern Europe, particularly France where we established a new office in 2011, and Asia, where we seek to establish a leading position in the Chinese market. In 2012, Celebrity Cruises will have additional product offerings in Australia and Asia.

We are focused on expanding our Pullmantur brand into other cruise markets. When we acquired Pullmantur in 2006, it was a brand primarily targeted at the Spanish cruise market. Since then, Pullmantur has evolved and we are focused on selling and marketing the brand to guests in Portugal and Latin America with particular emphasis in Brazil.

We also look for opportunities to acquire or develop brands custom-tailored to specific markets. TUI Cruises, our joint venture with TUI AG, is a cruise brand targeted at the cruise market in Germany. TUI Cruises complements our other custom-tailored brands including Pullmantur, our Spanish, Portuguese and Latin American targeted cruise line and CDF Croisières de France, which targets guests primarily in France.

Passenger ticket revenues generated by sales originating in countries outside of the United States were approximately 49%, 45%, and 46% of total passenger ticket revenues in 2011, 2010 and 2009, respectively. International guests have grown from approximately 871,000 in 2007 to approximately 2.2 million in 2011.

Manage our operating expenditures and ensure adequate cash and liquidity

We are committed to improving our cost efficiency and continue to implement cost containment initiatives, including a number of initiatives to reduce energy consumption and, by extension, fuel costs. These include the design of more fuel efficient ships as well as the implementation of more efficient hardware, including propulsion and cooling systems incorporating energy efficiencies. In addition, we are focused on maintaining a strong liquidity position, reducing our debt and improving our credit metrics. We are also continuing to pursue our objective of returning our credit ratings to investment grade. We believe these strategies enhance our ability to achieve our overall goal of maximizing our return on invested capital and long-term shareholder value.

Brand awareness and market penetration

We continue to work to increase the recognition and market penetration of our brands among consumers throughout the world. Royal Caribbean International, Celebrity Cruises and Azamara Club Cruises are established global brands in the contemporary, premium and up-market segments of the cruise vacation industry, respectively. We increase brand awareness and market penetration of our Royal Caribbean International brand by targeting adults and families who are vacation enthusiasts interested in exploring new destinations and seeking new experiences through high quality and excellent-value cruise vacations. Celebrity Cruises’ communications target vacationers who most likely have prior cruise experience and who seek upscale experiences, luxurious accommodations, fine dining, spa services, and appreciate a high staff-to-guest ratio. Azamara Club Cruises targets experienced travelers who enjoy cruising and who seek a more intimate onboard experience and a high level of service. Azamara Club Cruises’ communications emphasize its unique itineraries and distinctive destinations experiences with longer stays and more overnights. Pullmantur is a widely recognized brand in the Spanish, Portuguese and Latin American contemporary cruise markets. CDF Croisières de France is targeted to serve the contemporary segment of the French cruise market.

Our brands’ marketing campaigns are designed to broaden the awareness of each brand. This includes the use of traditional media, social media, websites (www.royalcaribbean.com, www.celebritycruises.com, www.azamaraclubcruises.com, www.pullmantur.es, www.cdfcroisieresdefrance.fr) and travel agencies. Our brands engage past and potential guests by collaborating with travel partners and through call centers, international offices and international representatives. In addition, Royal Caribbean International, Celebrity Cruises and Azamara Club Cruises retain repeat guests with exclusive benefits offered through their respective loyalty programs.

We also increase brand awareness across all of our brands through travel agencies who generate the majority of our bookings. We are committed to further developing and strengthening this very important distribution channel by continuing to focus the travel agents on the unique qualities of each of our brands.

Fleet revitalization, maintenance and expansion

We place a strong focus on product innovation which we seek to achieve by introducing new concepts on our new ships and continuously making improvements to our existing fleet in a cost effective manner. Our revitalization and maintenance programs enable us to incorporate our latest signature innovations, maintain consistency across the fleet and allow us to benefit from economies of scale by leveraging our suppliers. Ensuring consistency across our fleet provides us with the flexibility to deploy our ships among our brand portfolio.

We are committed to building state-of-the-art ships, and currently have signed agreements for the construction of three new ships, Celebrity Reflection which is scheduled to enter service in the fourth quarter of 2012 and two ships of a new generation of Royal Caribbean International cruise ships known as “Project Sunshine” which are scheduled to enter service in the third quarter of 2014 and in the second quarter of 2015, respectively. These additions are expected to increase our passenger capacity by approximately 11,200 berths by December 31, 2015, or approximately 12.1%, as compared to our capacity as of December 31, 2011. We continuously evaluate opportunities to order new ships, purchase existing ships or sell ships in our current fleet.

In support of our maintenance programs, we own a 40% interest in a ship repair and maintenance facility, Grand Bahama Shipyard Ltd., which is the largest cruise ship dry-dock repair facility in the world and is located in Freeport, Grand Bahamas. We utilize this facility, among other ship repair facilities, for our regularly scheduled drydocks and certain emergency repairs as may be required. In addition, the facility serves unaffiliated cruise and cargo ships, oil and gas tankers, and offshore units.

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

In 2009 and 2010, Royal Caribbean International took delivery of the sister ships, Oasis of the Seas and Allure of the Seas, respectively, which are the largest and most innovative cruise ships in the cruise industry. In addition, Royal Caribbean International introduced DreamWorks Animations® themed activities onboard certain ships and the first Starbucks® Coffee at sea onboard Allure of the Seas. As part of our strategy to maintain brand consistency across our fleet, in 2011, Royal Caribbean International initiated a vessel revitalization program. Under this program, Royal Caribbean International is introducing some of the most popular features of the Oasis-class ships on certain Freedom-class, Radiance-class and Vision-class ships, including the addition of new specialty restaurants, a new lounge for Crown & Anchor Society loyalty program members, interactive flat-panel televisions in all staterooms and wireless internet throughout the ship. Liberty of the Seas, Freedom of the Seas, Radiance of the Seas and Splendour of the Seas were revitalized in 2011 as part of this revitalization program. An additional five ships are scheduled for revitalization in 2012.

Continuing our commitment to build state-of-the-art ships, Royal Caribbean International entered into an agreement with Meyer Werft to build two new ships of a new generation of Royal Caribbean International cruise ships, known as “Project Sunshine”. These ships will each have a capacity of approximately 4,100 berths and are expected to enter service in the third quarter of 2014 and in the second quarter of 2015, respectively. Project Sunshine will offer guests new activities and entertainment concepts while incorporating energy efficiencies and state-of-the-art environmental technologies.

Celebrity Cruises. Celebrity Cruises was founded in 1990 and has introduced several classes of ships, each building on the brand’s primary strengths. The progression and innovation of these ships have elevated Celebrity Cruises’ position in the premium segment of the marketplace. Some of the brand’s signature elements include the innovative design of the ships, contemporary gourmet dining, spacious staterooms and suites with verandas, spa facilities and a variety of bars and lounges. The brand continuously seeks to improve its existing fleet to keep current with the newest innovations.

With a strong focus on product innovation, Celebrity Cruises ordered a total of five Solstice-class ships, four of which have been delivered as of December 31, 2011. The Solstice-class ships are a wide-body construction class of ships with approximately 2,850 berths each (approximately 3,000 berths in the case of Celebrity Reflection). This wide-body construction design provides for many intimate areas onboard the ship. The Solstice-class ships incorporate many new and improved design features including the industry’s first ever “Lawn Club”. The Lawn Club is over a half acre venue featuring live grass for guest enjoyment. Celebrity Cruises also introduced the “Hot Glass Show,” a fully functional glass blowing studio which operates at the Lawn Club on some vessels. The Solstice-class ships are equipped with solar foils and solar panels, another industry first. Approximately 90% of the ships’ staterooms are outside and approximately 85% of the staterooms have verandas. Celebrity Silhouette, which was delivered in 2011 and Celebrity Reflection, which is expected to enter service in the fourth quarter of 2012, continue to introduce new innovations to further enhance the guest experience.

In 2010, Celebrity Cruises began investing in the revitalization of the Millennium-class ships as Celebrity Constellation underwent a revitalization of its onboard amenities and public areas to incorporate certain Solstice-class features. In 2012, Celebrity Constellation will undergo a second revitalization to incorporate an additional 60 staterooms. In 2011 and early 2012, respectively, Celebrity Infinity and Celebrity Summit added onboard amenities, public areas and 60 new staterooms. In the second quarter of 2012, Celebrity Millennium will undergo a revitalization to incorporate the same additions. These planned revitalizations will, among other things, help us increase brand consistency across the fleet and produce opportunities for increased ticket and onboard revenues.

Azamara Club Cruises. In 2007, we introduced Azamara Club Cruises, a new global cruise brand designed to serve the up-market segment, primarily in the North American cruise market. Since then, Azamara Club Cruises has expanded into the United Kingdom, German, Nordic and Australian markets, incorporating elements of the premium and luxury segments.

In May 2007, Blue Dream was redeployed from Pullmantur to Azamara Club Cruises, and is sailing under the name Azamara Journey. In September 2007, Blue Moon was also redeployed from Pullmantur to Azamara Club Cruises and is sailing under the name Azamara Quest. Before redeployment to the Azamara Club Cruises brand, each ship underwent revitalizations including the upgrade of guest suites and staterooms, and the addition of two new specialty restaurants. During 2012, Azamara Quest will undergo renovations of its onboard amenities and public areas.

Pullmantur. Pullmantur was founded in 1971 and for approximately 20 years it was dedicated to the land tour business in Europe primarily within Spain. As of December 31, 2011, Pullmantur operated five ships which range in size from approximately 1,000 to 2,300 berths for a total of 7,650 berths. In February 2012, we entered into an agreement to bareboat charter our ship Ocean Dream to an unrelated party for a period of six years from the transfer date. The charter agreement provides a renewal option exercisable by the unrelated party for an additional four years. We anticipate delivery of Ocean Dream will take place in April 2012.

In May 2007, Zenith was redeployed from Celebrity Cruises to Pullmantur. Empress of the Seas and Sovereign of the Seas were redeployed from Royal Caribbean International to Pullmantur in March 2008 and November 2008, respectively. Before redeployment to Pullmantur, each ship underwent revitalizations to incorporate Pullmantur’s signature elements which include Spanish signage, logos and expanded disco areas.

CDF Croisières de France. Founded in 2007, CDF Croisières de France is designed to serve the contemporary segment of the French cruise market by providing a custom-tailored product targeted to French cruise guests. Until November 2011, CDF Croisières de France operated Bleu de France under a one-year charter agreement following the sale of the ship from CDF Croisières de France to an unrelated third party in November 2010. In March 2012, Horizon will be redeployed from Pullmantur to CDF Croisières de France. The ship will enter service with CDF Croisières de France in the second quarter of 2012, following a revitalization to incorporate signature brand elements.

TUI Cruises. In 2008, we formed a joint venture with TUI AG, a European tourism and shipping company to operate TUI Cruises, a German cruise line which began operating Mein Schiff I (formerly Celebrity Galaxy). In 2011, we sold Celebrity Mercury to TUI Cruises, to serve as its second ship. The ship was renamed Mein Schiff 2 and began sailing in May 2011 following revitalizations to incorporate signature brand elements. TUI Cruises currently has an aggregate capacity of approximately 3,800 berths. In addition, during 2011, TUI Cruises entered into a construction agreement to build its first newbuild ship, scheduled for delivery in the second quarter of 2014. TUI Cruises has an option to construct a second ship of the same class, which will expire on October 31, 2012.

Markets and itineraries

In an effort to penetrate untapped markets, diversify our consumer base and respond to changing economic and geopolitical market conditions, we continue to seek opportunities to optimally deploy ships in our Royal Caribbean International, Celebrity Cruises, Azamara Club Cruises and Pullmantur brands to new markets and itineraries throughout the world. The portability of our ships and our investment in infrastructure allows us to expand into new markets and helps us reduce our dependency on any one market by allowing us to create “home ports” around the world. In addition, it allows us to readily deploy our ships to meet demand within our existing cruise markets.

Our ships offer a wide selection of itineraries that call on approximately 460 ports in 96 countries, spanning all seven continents. We are focused on obtaining the best possible long-term shareholder returns by operating in established markets while growing our presence in developing markets. New capacity allows us to expand into new markets and itineraries. Our brands have expanded their mix of itineraries, while strengthening our ability to penetrate the Asian, Caribbean, European, and Latin American markets further. We continuously attempt to place our vessels in those markets and itineraries where we are able to maximize our long-term profitability. In addition, in order to capitalize on the summer season in the Southern Hemisphere and mitigate the impact of the winter weather in the Northern Hemisphere, our brands have increased deployment to Australia and Latin America.

We continue to focus on the acceleration of Royal Caribbean International’s, Celebrity Cruises’ and Azamara Club Cruises’ strategic positioning as global cruise brands. In 2011, Royal Caribbean International increased its year-round deployment offerings, including more drive-to and locally sourced products for North American and international markets. During 2011, eleven of Royal Caribbean International’s ships sailed in Europe, making the brand an industry leader in European capacity during the summer season. Approximately 70% of the eleven ships were marketed to the European market for guest sourcing. During the Northern Hemisphere’s winter, Royal Caribbean International increased its capacity in Australia by redeploying a second ship to the region.

During 2012, Royal Caribbean International will continue its international expansion by seasonally adding a second ship in Asia and a third ship in Australia, adding new departure ports in Southern Europe in order to target guests in key source markets in the region and increasing capacity in Northern Europe. The brand has also modified certain of its itineraries for 2012 due to continuing geopolitical unrest in Northern Africa and Greece.

In October 2012, Celebrity Cruises will introduce Celebrity Reflection, the fifth Solstice-class ship, which will offer sailings in Europe and the Caribbean. With this added capacity, Celebrity Cruises will continue to grow in Europe and broaden its mix of itineraries during the winter.

The completion of all five Solstice-class ships will enable the brand to further expand and diversify its winter product offerings, reducing its concentration in the Caribbean from 82% to 58% of capacity when comparing the winter season of 2010 to the winter season of 2013. During the winter season, Celebrity Cruises will have ships in Australia and New Zealand, Hawaii, the Panama Canal and, for the first time in the brand’s history, Asia with longer cruises calling in ports in Southeast Asia, Indonesia, China and Japan.

In 2012, Azamara Club Cruises’ voyages will be sailing to 181 ports in 55 countries around the globe with nearly 50% of its ports-of-call featuring late night stays or overnights, allowing guests to experience the destination by day and by night. The Azamara Club Cruises 2012 deployment features South America, including Carnival in Rio de Janeiro, Antarctica, the West Indies, British Isles and Western Europe, Scandinavia and the Baltics, Eastern & Western Mediterranean, as well as the Indian Ocean and Asia. Also, Pullmantur and CDF Croisières de France will continue to offer itineraries in the Caribbean, Europe and South America with particular emphasis in Brazil.

In an effort to secure desirable berthing facilities for our ships, and to provide new or enhanced cruise destinations for our guests, we actively assist or invest in the development or enhancement of certain port facilities and infrastructure, including mixed-use commercial properties, located in strategic ports of call. Generally, we collaborate with local, private or governmental entities by providing management and/or financial assistance and often enter into long-term port usage arrangements. In exchange for our involvement, we generally secure preferential berthing rights for our ships. During 2011, the new pier and port facilities which we invested in at the Port of Falmouth, Jamaica became operational. In addition to establishing a new port and shoreside facility to improve guest experience, Falmouth allows for the simultaneous berthing of one Oasis-class and one Freedom-class ship.

Enhance technological capabilities to support ongoing operations and initiatives

The need to develop and use technology continues to be increasingly important, even as we manage through difficult economic times. Technology is a pervasive part of virtually every business process we use and must perform well on a consistent basis in order to support our strategic focus and provide a quality experience to guests before, during and after their cruise. Moreover, as the use of our various websites and social media platforms continue to increase along with the increasing use of technology onboard our ships by both our guests and crew, we continually need to upgrade our systems, infrastructure and technologies to facilitate this growth. To further our customer-centricity, in 2011, we continued to improve our customer experiences online with significant enhancements to brand websites and the launch of mobile-friendly platforms. Active engagement in social media channels is also an integral part of our marketing strategy and a part of our broader consumer engagement strategy and relationship management platform.

To support our strategic focus on improving revenue yields, during 2011, we launched a number of new capabilities to improve our revenue management analytics and decision support processes. We also finalized the shipboard rollout of our beverage and spa pre-cruise sales program with all ships now participating which allows guests to purchase beverage packages and spa programs online prior to their sailing. Finally, we continued the execution of our international growth strategy with the launch of our consumer websites tailored to the Australian and Latin American markets and trade tools in multiple languages.

As part of Royal Caribbean International’s revitalization program, we are incorporating many of the technological innovations from the Oasis-class ships, including digital signage, enhanced WiFi and e-Mustering. In addition, Splendour of the Seas will be the first ship to introduce iPad® mobile devices in every stateroom, allowing guests to access daily events and activities, personal itineraries, monitor their onboard spend account, access the internet and watch movies. We anticipate that the iPad® mobile devices will be rolled out to other ships. Similarly, Solstice-class technological innovations, including iLounge and Qsine will be incorporated on the Millennium-class ships as part of the Celebrity Cruises vessel revitalization program.

To position ourselves for the future, we have embarked on several multi-year information technology strategic initiatives to ensure that we can continue to innovate and respond to the ever increasing expectations of our guests, in a scalable and cost effective manner.

Travel agency support and direct business

Travel agencies continue to be the primary source of ticket sales for our ships. We believe in the value of this distribution channel and invest heavily in maintaining strong relationships with our travel agents. To accomplish this goal, we seek to ensure that our commission rates and incentive structures remain competitive with those of other cruise lines. In addition, our sales teams focus on the unique qualities of each brand and provide support to the travel agency community. Our website Cruisingpower.com continues to be an industry-leading website exclusive to the travel agency community. Royal Caribbean International continues to enhance its online training certification program, “University of Wow,” and Celebrity Cruises continues to promote “Five Star Academy,” its online travel agent partner learning suite. In addition, over the past several years, we have completed several key enhancements to simplify the online booking process via our CruiseMatch trade booking tool based on feedback from our travel agent partners.

We have in place a virtual tradeshow platform, providing travel agents the opportunity to attend a Royal Caribbean International, Celebrity Cruises or Azamara Club Cruises tradeshow event by logging in from their own computer. These events consist of online training sessions, online general sessions with keynote speakers and online tradeshow booths all designed to educate, motivate and inform travel agents about our brands.

We have customer service representatives that are trained to assist travel agents in providing a higher level of service, and Insight, the first service tool of its kind in the industry, assists agencies with productivity and enhances customer service. Celebrity Cruises provides sales and marketing support to travel agents through its program, “The Celebrity Commitment”, whereby every travel agent partner in the United States and Canada has a dedicated sales manager who helps them grow their business. In addition, we currently operate reservation call centers to support our travel agent community in the United States, Canada, France, Spain, China, Singapore, Brazil, Mexico, Germany, Norway, France and the United Kingdom which allow us to provide flexible and extended hours of operations.

We also have certified vacation planners in our call centers located throughout the world offering cruise planning expertise and personal attention to our guests. We maintain websites that allow guests to plan and book a cruise and customize their reservations for Royal Caribbean International, Celebrity Cruises and Azamara Club Cruises. During 2011, we enhanced our Royal Caribbean International and Celebrity Cruises Spanish language sites in our Latin American markets, which allow for guests from countries in these markets to complete their entire booking process on-line. In addition, in order to support our direct sales initiative and to process inbound phone reservation requests from all markets, we created a Consumer Outreach department, which provides 24 hour access to certified vacation planners, group vacation planners and customer service agents.

We place a significant focus on building strong relationships with our guests before, during and after their cruise vacation with the objective of establishing customer engagement and continued loyalty. As part of this focus, we established ongoing social media platforms to increase awareness for both repeat and new guests and we emphasized marketing through our loyalty programs. As a result, we continue to experience an increase in the use of our internet sites and consumer outreach centers as a source of our overall bookings. In 2011, we also enhanced the Pullmantur website, www.pullmantur.es to include booking capabilities, which enable guests to plan and book a cruise and customize their reservation. Guests can also book their cruise vacations onboard our ships. We continue to improve our direct outreach programs by enhancing loyalty benefits offered to repeat guests. In addition, Celebrity Cruises provides dedicated agents for guests with reservations in our premium staterooms, and introduced a mobile application and mobile web site. This free application allows users to view Celebrity Cruises’ global destinations, review onboard activities, e-mail itineraries of interest and request or place a call or e-mail to customer service directly via the application.

Guest Services

We offer to handle virtually all travel aspects related to guest reservations and transportation, including arranging guest pre- and post-hotel stay arrangements and air transportation. We offer our guests the ability to check-in online in order to reduce boarding time during embarkation. Our air/sea program offers the Choice Air web based tool, which provides guests their choice of flights and the ability to customize flight arrangements by selecting a specific airline, flight and class of service. Choice Air can be accessed and utilized by both travel agents and guests.

Royal Caribbean International, Celebrity Cruises and Azamara Club Cruises offer rewards to their guests through their loyalty programs, Crown & Anchor Society, Captain’s Club and Le Club Voyage, respectively, to encourage repeat business. Crown & Anchor Society has over 6.0 million members worldwide. Captain’s Club and Le Club Voyage have 1.7 million members combined worldwide. All loyalty programs recognize loyalty guests by offering exclusive member-only benefits. Members are typically eligible to enroll in these complimentary programs after one sailing and earn membership status by accumulating cruise points or credits which can be redeemed in future sailings. In addition, upon achieving a certain level of cruise points or credits, members benefit from reciprocal membership benefits across all of our loyalty programs. We regularly work to enhance each of our loyalty programs by adding new features and amenities in order to reward our repeat guests.

Operations

Cruise Ships and Itineraries

As of December 31, 2011, we operate 39 ships under five cruise brands, with a selection of worldwide itineraries ranging from two to 18 nights that call on approximately 460 destinations. Celebrity Reflection is expected to enter revenue service in the fourth quarter of 2012. In addition, TUI Cruises, our joint venture with TUI AG, operates Mein Schiff I and Mein Schiff II, both of which will offer sailings in Europe and the Caribbean during 2012.

The following table presents summary information concerning the ships we will operate in 2012 under our five cruise brands and their geographic areas of operation based on 2012 itineraries (subject to change). It does not include Pullmantur’s Atlantic Star which is currently not in operation and which we are actively trying to sell. Additionally, in February 2012, we entered into an agreement to bareboat charter our ship Ocean Dream to an unrelated party for a period of six years from the transfer date. The charter agreement provides a renewal option exercisable by the unrelated party for an additional four years. We anticipate delivery of Ocean Dream will take place in April 2012.

Ship	Year Ship Entered or Will Enter Service[1]	Approximate Berths	Primary Areas of Operation
Royal Caribbean International
Allure of the Seas	2010	5,400	Eastern/Western Caribbean
Oasis of the Seas	2009	5,400	Eastern/Western Caribbean
Independence of the Seas	2008	3,600	Europe, Eastern/Western Caribbean
Liberty of the Seas	2007	3,600	Europe, Short Caribbean
Freedom of the Seas	2006	3,600	Eastern/Western Caribbean
Jewel of the Seas	2004	2,100	Western Caribbean, Canada/New England, Europe
Mariner of the Seas	2003	3,100	Western Caribbean, Europe, Middle East
Serenade of the Seas	2003	2,100	Southern Caribbean, Europe, Middle East
Navigator of the Seas	2002	3,100	Western Caribbean, Europe
Brilliance of the Seas	2002	2,100	Europe, Southern Caribbean
Adventure of the Seas	2001	3,100	Southern Caribbean, Europe
Radiance of the Seas	2001	2,100	Alaska, Australia/New Zealand/South Pacific
Explorer of the Seas	2000	3,100	Eastern/Southern Caribbean, Bermuda
Voyager of the Seas	1999	3,100	Western Caribbean, Asia, Australia/New Zealand/South Pacific
Vision of the Seas	1998	2,000	Europe, Brazil, Southern Caribbean, Panama Canal
Enchantment of the Seas	1997	2,250	Eastern/Western Caribbean, Bermuda, Canada/New England
Rhapsody of the Seas	1997	2,000	Australia/New Zealand, Alaska
Grandeur of the Seas	1996	1,950	Europe, Southern Caribbean
Splendour of the Seas	1996	1,800	Europe, Brazil
Legend of the Seas	1995	1,800	Asia
Majesty of the Seas	1992	2,350	Bahamas
Monarch of the Seas	1991	2,350	Bahamas
Celebrity Cruises
Celebrity Reflection	2012	3,000	Europe, Eastern Caribbean
Celebrity Silhouette	2011	2,850	Europe, Middle East, Eastern / Western Caribbean
Celebrity Eclipse	2010	2,850	Europe, Southern Caribbean
Celebrity Equinox	2009	2,850	Europe, Long Caribbean
Celebrity Solstice	2008	2,850	Eastern/Western Caribbean, Europe, Australia/New Zealand
Celebrity Constellation	2002	2,050	Western Caribbean, Europe
Celebrity Summit	2001	2,150	Southern Caribbean, Bermuda, Canada/New England
Celebrity Infinity	2001	2,150	Alaska, Panama Canal, South America
Celebrity Millennium	2000	2,150	Western Caribbean, Alaska, Asia
Celebrity Century	1995	1,800	Australia/New Zealand/South Pacific, Alaska, Hawaii, Panama Canal
Celebrity Xpedition[2]	2004	96	Galapagos Islands

Azamara Club Cruises
Azamara Journey[3]	2004	700	Europe, Caribbean, Asia, South America
Azamara Quest[4]	2006	700	Europe, Asia, South America, Caribbean
Pullmantur
Ocean Dream[5]	2008	1,000	Western/Southern Caribbean
Zenith	1992	1,400	Europe, Middle East, Brazil
Empress	1990	1,600	Europe, Brazil
Sovereign	1988	2,300	Europe, Brazil
CDF Croisières de France
Horizon[6]	1990	1,350	Europe, Brazil

Total		95,846

[1]

The year a ship entered or will enter service refers to the year in which the ship commenced cruise revenue operations for the Company, which is the same as the year the ship was built, unless otherwise noted.

[2]	Celebrity Xpedition was built in 2001.
[3]	Azamara Journey (formerly Blue Dream) was built in 2000.
[4]	Azamara Quest (formerly Blue Moon) was built in 2000.
[5]

Ocean Dream was built in 1981. In February 2012, we entered into an agreement to bareboat charter our ship Ocean Dream to an unrelated party for a period of six years from the transfer date. The charter agreement provides a renewal option exercisable by the unrelated party for an additional four years. We anticipate delivery of Ocean Dream will take place in April 2012.

[6]	Horizon was built in 1990. Horizon will be redeployed from Pullmantur to CDF Croisières de France in March 2012.

We have three ships on order, which are being built in Germany by Meyer Werft GmbH. The expected dates these ships will enter service and their planned number of berths are as follows:

Ship	Expected to Enter Service	Approximate Berths
Celebrity Cruises—Solstice-class:
Celebrity Reflection	4th Quarter 2012	3,000
Royal Caribbean International—Project Sunshine:
Unnamed	3rd Quarter 2014	4,100
Unnamed	2nd Quarter 2015	4,100

	Total Berths	11,200

In addition, in 2011, TUI Cruises entered into a construction agreement to build its first newbuild ship, scheduled for delivery in the second quarter of 2014. TUI Cruises has an option to construct a second ship of the same class, which will expire on October 31, 2012.

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

Passengers and Capacity

Selected statistical information is shown in the following table (see Description of Certain Line Items and Selected Operational and Financial Metrics under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, for definitions):

	Year Ended December 31,
	2011	2010	2009	2008	2007
Passengers Carried	4,850,010	4,585,920	3,970,278	4,017,554	3,905,384
Passenger Cruise Days	34,818,335	32,251,217	28,503,046	27,657,578	26,594,515
Available Passenger Cruise Days (APCD)	33,235,508	30,911,073	27,821,224	26,463,637	25,155,768
Occupancy	104.8%	104.3%	102.5%	104.5%	105.7%

Cruise Pricing

Our cruise ticket prices include accommodations and a wide variety of activities and amenities, including meals and entertainment. Prices vary depending on the destination, cruise length, stateroom category selected and the time of year the cruise takes place. Although we grant credit terms to certain travel agencies and tour operators in select markets outside of the United States, our payment terms generally require an upfront deposit to confirm a reservation with the balance due prior to the sailing. During the selling period of a cruise, we continually monitor and adjust our cruise ticket prices for available guest staterooms based on demand, with the objective of maximizing net yields. Historically, we have opened cruises for sale at least one year in advance and often as much as two years in advance. Additionally, we offer air transportation as a service for guests that elect to utilize our transportation program. Our air transportation program is available in major cities around the world and prices vary by gateway and destination. Generally, air tickets are sold to guests at prices close to cost. Passenger ticket revenues accounted for 73.3%, 72.7% and 71.4% of total revenues in 2011, 2010 and 2009, respectively.

From time to time, we have introduced temporary fuel supplements to partially offset a portion of fuel costs, which result in an additional fee being charged to the guests. While none of our brands are currently charging fuel supplements, we reserve the right to reinstate our fuel supplements for one or more of our brands and will continue to monitor our markets and review our position based upon the appropriate facts and circumstances.

Onboard Activities and Other Revenues

Our cruise brands offer modern fleets with a wide array of onboard services, amenities and activities which vary by brand and ship including swimming pools, sun decks, lawn decks, spa facilities (which include massage and exercise facilities), beauty salons, boxing rings, gaming facilities, lounges, bars, a wide variety of dining options and venues, Las Vegas-style entertainment, hot glass shows, retail shopping, libraries, dedicated recreational areas for youth of all ages, cinemas, conference centers, internet services & cafes and shore excursions at each port of call. While many onboard activities are included in the base price of a cruise, we realize additional revenues from, among other things, gaming, the sale of alcoholic and other beverages, gift shop items, shore excursions, photography, spa/salon and fitness services, art auctions and a wide variety of specialty restaurants and dining options. A flexible dining option, “My Time Dining” and “Celebrity Select Dining”, allows guests for Royal Caribbean International and Celebrity Cruises, respectively, to choose when they dine in the main dining room onboard, on a day-by-day basis, which includes the industry’s first pre-cruise day-by-day flexible dining reservation system. Royal Caribbean International, Celebrity Cruises and Azamara Club Cruises offer enhanced functionality on their respective internet sites for selecting shore excursions, specialty dining and amenities, including spa appointments and beverage packages for Royal Caribbean International and Celebrity Cruises prior to embarkation. Royal Caribbean International and Celebrity Cruises also offer a catalogue gift service, which is now offered via the internet to provide travel agents and others the opportunity to purchase gifts for guests.

In conjunction with our cruise vacations, we offer pre- and post-cruise hotel packages to our Royal Caribbean International, Celebrity Cruises and Azamara Club Cruises guests. We also offer these guests escorted, premium land-tour vacation packages in Alaska, Asia, Australia, the Canadian Rockies, Europe, New Zealand and Latin America

through our cruise-tour operations, Royal Celebrity Tours. Pullmantur offers land-based travel packages to Spanish and European vacation travelers including hotels and flights to Caribbean resorts and sells land based tour packages to Europe aimed at Latin American guests. Pullmantur also owns a 49% interest in an air business that operates four Boeing 747 aircrafts in support of its cruise and tour operations. In addition, we sell cruise vacation protection coverage, which provides guests with coverage for trip cancellation, medical protection and baggage protection. Onboard and other revenues accounted for 26.7%, 27.3% and 28.6% of total revenues in 2011, 2010 and 2009, respectively.

Segment Reporting

We operate five wholly-owned cruise brands, Royal Caribbean International, Celebrity Cruises, Azamara Club Cruises, Pullmantur and CDF Croisières de France. In addition, we have a 50% investment in a joint venture which operates the brand TUI Cruises with TUI AG. We believe our global brands possess the versatility to enter multiple cruise market segments within the cruise vacation industry. Although each of our brands has its own marketing style as well as ships and crews of various sizes, the nature of the products sold and services delivered by our brands share a common base (i.e. the sale and provision of cruise vacations). Our brands also have similar itineraries as well as similar cost and revenue components. In addition, our brands source passengers from similar markets around the world and operate in similar economic environments with a significant degree of commercial overlap. As a result, our brands (including TUI Cruises) have been aggregated as a single reportable segment based on the similarity of their economic characteristics, types of consumers, regulatory environment, maintenance requirements, supporting systems and processes as well as products and services provided. Our Chairman and Chief Executive Officer has been identified as the chief operating decision-maker and all significant operating decisions including the allocation of resources are based upon the analyses of the Company as one segment. (For financial information see Item 8. Financial Statements and Supplementary Data.)

Employees

As of December 31, 2011, we employed approximately 6,300 full-time and 740 part-time employees worldwide in our shoreside operations. We also employed approximately 54,000 shipboard employees. As of December 31, 2011, approximately 80% of our shipboard employees were covered by collective bargaining agreements. Based on employee survey results, we believe our employees’ satisfaction level with our organization is strong.

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

We maintain war risk insurance which covers damage due to acts of war, including invasion, insurrection, terrorism, rebellion, piracy and hijacking, on each ship, through a Norwegian war risk insurance organization. This coverage includes coverage for physical damage to the ship which is not covered under the hull policies as a result of war exclusion clauses in such hull policies. We also maintain protection and indemnity war risk coverage for risks that would be excluded by the rules of the indemnity insurance organizations, subject to certain limitations. Consistent with most marine war risk policies, under the terms of our war risk insurance coverage, underwriters can give seven days notice to us that the policy will be canceled and reinstated at higher premium rates.

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

All insurance coverage is subject to certain limitations, exclusions and deductible levels. In addition, in certain circumstances, we either self-insure or co-insure a portion of these risks. Premiums charged by insurance carriers, including carriers in the maritime insurance industry, increase or decrease from time to time and tend to be cyclical in nature. These cycles are impacted both by our own loss experience and by losses incurred in direct and reinsurance markets. We historically have been able to obtain insurance coverage in amounts and at premiums we have deemed to be commercially acceptable. No assurance can be given that affordable and secure insurance markets will be available to us in the future, particularly for war risk insurance.

The Athens Convention relating to the Carriage of Passengers and their Luggage by Sea (1974) and the 1976 Protocol to the Athens Convention are generally applicable to passenger ships. The United States has not ratified the Athens Convention; however, with limited exceptions, the 1976 Athens Convention Protocol may be contractually enforced with respect to those of our cruises that do not call at a United States port. The International Maritime Organization Diplomatic Conference agreed upon a new Protocol to the Athens Convention on November 1, 2002. The 2002 Protocol, which is not yet in force pending ratification by the requisite number of countries, substantially increases the level of compulsory insurance which must be maintained by passenger ship operators. In an attempt to expedite implementation, the European Union adopted the European Union Regulation 392/2009 (“EU Passenger Liability Regulation”) on the liability of carriers of passengers by sea, which will become effective on December 31, 2012. This regulation incorporates the 2002 Protocol in many ways. We have had discussions with the insurance marketplace and feel that we have sufficient coverage to meet the level of coverage required under the EU Passenger Liability Regulation.

Trademarks

We own a number of registered trademarks related to the Royal Caribbean International, Celebrity Cruises, Azamara Club Cruises, Pullmantur and CDF Croisières de France cruise brands. The registered trademarks include the name “Royal Caribbean International” and its crown and anchor logo, the name “Celebrity Cruises” and its “X” logo, the name “Azamara Club Cruises” and its logo, the names “Pullmantur Cruises” and “Pullmantur” and their logos, the name “CDF Croisières de France” and its logo, and the names of various cruise ships. We believe our trademarks are widely recognized throughout the world and have considerable value.

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

Safety and Security Regulations

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

In July 2010, the U.S. adopted the Cruise Vessel Security and Safety Act of 2010, which applies to passenger vessels which embark or include port stops within the United States. This act requires the implementation of certain safety design features as well the establishment of practices for the reporting of and dealing with allegations of crime. In 2012, the U.S. Coast Guard is expected to issue regulations governing implementation of certain provisions of the act. We already exceed most of the requirements of the act and do not expect any costs that would be material to us to be required due to these likely regulations.

Environmental Regulations

We are subject to various United States and international laws and regulations relating to environmental protection. Under such laws and regulations, we are prohibited from, among other things, discharging certain materials, such as petrochemicals and plastics, into the waterways. We have made, and will continue to make, capital and other expenditures to comply with environmental laws and regulations. From time to time, environmental and other regulators consider more stringent regulations, which may affect our operations and increase our compliance costs. We believe that the impact of ships on the global environment will continue to be an area of focus by the relevant authorities throughout the world and, accordingly, will likely subject us to increasing compliance costs in the future.

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

The MARPOL Regulations impose global limitations on the sulfur content of fuel used by ships operating worldwide. Permitted sulfur content was reduced from 4.5% to 3.5% on January 1, 2012. We do not expect that this required reduction will have a material effect on our fuel and operating costs. These regulations will also require the worldwide limitations on sulfur content of fuel to be reduced to 0.5% by January 1, 2020, subject to a feasibility review to be completed by IMO no later than 2018. If such a reduced limitation is implemented worldwide in 2020, our fuel costs could increase significantly.

In addition to the global limitations, the MARPOL Regulations establish special Emission Control Areas (“ECAs”) with stringent limitations on sulfur and nitrogen oxide emissions in these areas. As of July 1, 2010, ships operating in designated ECAs were required to reduce their fuel sulfur content from 1.5% to 1.0%. Under these regulations, ships operating in ECAs will be required to further reduce their fuel sulfur content to 0.1% beginning on January 1, 2015.

As of the date of this report, both the Baltic Sea and the North Sea/English Channel have been established as ECAs. During 2010, the IMO accepted and adopted the application by the United States, France and Canada to designate as an

ECA waters within 200 nautical miles of their east, west and gulf coasts, as applicable, as well as the Hawaiian Islands, but excluding certain areas within the Caribbean Basin such as the Bahamas, the Canadian Arctic, Western Alaska and the Aleutian Islands. This designation will be effective as of August 1, 2012. In addition, in July 2011, the IMO accepted and adopted the application by the United States to designate the waters surrounding Puerto Rico and the US Virgin Islands as an ECA. This designation will be effective as of January 2014.

As of the date hereof, the required sulfur content reductions in the existing ECAs has not had a material impact on our operations and we do not expect the initial required sulfur content reductions in either the United States, French and Canadian ECA or the Puerto Rico/US Virgin Islands ECA will have a material effect on our fuel and operating costs. However, the additional reduction to 0.1% as of January 1, 2015 could significantly increase our costs after this date based on current capacities, fuel prices, itineraries and technologies. The cost impact from implementing progressively lower sulfur content requirements after January 1, 2015 is not reasonably determinable given the length of time until such possible implementation and the applicability of many possible mitigating factors, such as changes in the future supply and demand for fuel, the development of emissions abatement technologies, including new engine designs or exhaust gas treatment systems, the acceptance of alternative compliance methods, the cost migration effects of equivalent compliance initiatives and new fuel conservation initiatives.

In July 2011, new MARPOL Regulations introduced mandatory measures to reduce greenhouse gas emissions. These include the utilization of an energy efficiency design index (EEDI) for new ships as well as the establishment of an energy efficient management plan for all ships. The EEDI is a performance-based mechanism that requires a certain minimum energy efficiency in new ships. These regulations will be effective as of January 1, 2013. We do not anticipate that compliance with these regulations will have a material effect on our operating costs.

We are required to obtain certificates from the United States Coast Guard relating to our ability to satisfy liability in cases of water pollution. Pursuant to United States Coast Guard regulations, we arrange through our insurers for the provision of guarantees aggregating $347.7 million as a condition to obtaining the required certificates. The cost of obtaining these guarantees does not have a material effect on our operating costs.

Labor Regulations

The International Labour Organization, an agency of the United Nations that develops worldwide employment standards, has adopted a new Consolidated Maritime Labour Convention (the “Convention”). The Convention, which will be effective one year following ratification by at least 30 countries representing at least 33% of the world gross tonnage, reflects a broad range of standards and conditions to govern all aspects of crew management for ships in international commerce, including additional requirements not previously in effect relating to the health, safety, repatriation, entitlements and status of crewmembers and crew recruitment practices. The Convention is expected to be ratified during 2012, in which case it would become effective in 2013. Our expenses will likely increase following its effectiveness; however, the amount of the increase is not reasonably determinable pending the enactment of legislation to implement new standards outlined in the Convention by the enacting countries.

Consumer Financial Responsibility Regulations

We are required to obtain certificates from the United States Federal Maritime Commission relating to our ability to satisfy liability in cases of non-performance of obligations to guests, as well as casualty and personal injury. Pursuant to the United States Federal Maritime Commission regulations, we arrange through our insurers for the provision of guarantees in the amount of $15.0 million for each of our two U.S. ship-operating companies, Royal Caribbean Cruises Ltd. and Celebrity Cruises Inc. and a bond in the amount of $15.0 million for one of our U.K. ship operating companies, as a condition to obtaining the required certificates. In September 2011, the United States Federal Maritime Commission published a proposed rule that would increase the required guarantees to $30.0 million per operator ($90.0 million in the aggregate), subject to consumer price index based adjustments every two years. This increase, if adopted, will be phased in over a two-year period. The FMC is expected to vote on final passage of the proposed rule in early to mid 2012. We do not anticipate that compliance with the new rule will have a material effect on our costs.

We are also required by the United Kingdom, Norway, Finland, and the Baltics to establish our financial responsibility for any liability resulting from the non-performance of our obligations to guests from these jurisdictions. In the United

Kingdom we are currently required by the Association of British Travel Agents to provide performance bonds totaling approximately £30.4 million. The Norwegian Travel Guarantee Fund currently requires us to maintain performance bonds of approximately $27.2 million to cover our financial responsibility in Norway, Finland and the Baltics. We are also required to pay to the United Kingdom Civil Aviation Authority a non-refundable levy of £2.50 per guest where we arrange a flight as part of the cruise vacation.

Certain other jurisdictions also require that we establish financial responsibility to our guests resulting from the non-performance of our obligations however, the related amounts do not have a material effect on our costs.

Regulations Regarding Protection of Disabled Persons

In 2010, the United States Department of Transportation issued regulations (the “New ADA Regulations”) addressing various issues applicable to passenger vessels under the American with Disabilities Act (the “ADA”). Part I of the New ADA Regulations, which include required reservation policies for disabled guests and requirements for aids and services to disabled passengers, became effective in January 2011. We are in compliance with Part I of the New ADA Regulations and did not need to make any material expenditures to comply. Part II, when issued, is expected to address physical accessibility standards. While we believe our vessels have been designed and outfitted to meet the needs of our disabled guests, we cannot at this time accurately predict whether we will be required to make material modifications or incur significant additional expenses in response to Part II of the New ADA Regulations.

Taxation of the Company

The following is a summary of our principal taxes, exemptions and special regimes. In addition to or instead of income taxation, virtually all jurisdictions where our ships call impose some tax or fee, or both, based on guest headcount, tonnage or some other measure.

We are primarily foreign corporations engaged in the business of operating passenger cruise ships in international transportation. We also own and operate other businesses primarily consisting of the land-tour operation in Alaska and the Pullmantur land-tour and air business.

United States Income Taxation

The following is a discussion of the application of the United States federal and state income tax laws to us and is based on the current provisions of the United States Internal Revenue Code, Treasury Department regulations, administrative rulings, court decisions and the relevant state tax laws, regulations, rulings and court decisions of the states where we have business operations. All of the foregoing is subject to change, and any such change could affect the accuracy of this discussion.

Application of Section 883 of the Internal Revenue Code

We and Celebrity Cruises, Inc. and many of our ship-owning subsidiaries are engaged in a trade or business in the United States, and in many cases, depending upon the itineraries of the ships, receive income from sources within the United States. Additionally, our United Kingdom tonnage tax company, owned by us and Celebrity Cruises, Inc., is a ship-operating company that may earn United States source income and is a company for which an election was filed to be classified as a partnership for United States federal income tax purposes. Under Section 883 of the Internal Revenue Code, certain foreign corporations are not subject to United States federal income or branch profits tax on United States source income derived from or incidental to the international operation of a ship or ships, including income from the leasing of such ships.

A foreign corporation will qualify for the benefits of Section 883 if, in relevant part: (1) the foreign country in which the foreign corporation is organized grants an equivalent exemption to corporations organized in the United States; and (2) the stock of the corporation (or the direct or indirect corporate parent thereof) is “primarily and regularly traded on an established securities market” in the United States or another qualifying country such as Norway. In the opinion of our United States tax counsel, Drinker Biddle & Reath LLP, based on the representations and assumptions set forth in that opinion, we, Celebrity Cruises Inc. and our ship-owning subsidiaries qualify for the benefits of Section 883 because we and each of those subsidiaries are incorporated in Liberia or Malta, which are qualifying countries, and our common stock is primarily and regularly traded on an established securities market in the United States or Norway. If, in the future, (1) Liberia or Malta no longer qualifies as an equivalent exemption jurisdiction, and we do not reincorporate in a jurisdiction that does qualify for the exemption, or (2) we fail to qualify as a publicly traded corporation, we and all of our ship-owning or operating subsidiaries that rely on Section 883 for tax exemption on qualifying income would be subject to United States federal income tax on their United States source shipping income and income from activities incidental thereto.

We believe that most of our income and the income of our ship-owning subsidiaries is derived from or incidental to the international operation of a ship or ships and, therefore, is exempt from taxation under Section 883. Additionally, income earned through a partnership will qualify as income derived from or incidental to the international operation of a ship or ships to the same extent as the income would so qualify if earned directly by the partners. Thus, we believe that United States source income derived from or incidental to the international operation of a ship or ships earned by the United Kingdom tonnage tax company will qualify for exemption under Section 883 to the same extent as if it were earned directly by the owners of the United Kingdom tonnage tax company.

Regulations under Section 883 list activities that are not considered by the Internal Revenue Service to be incidental to the international operation of ships including income from the sale of air and land transportation, shore excursions and pre- and post-cruise tours. To the extent the income from these activities is earned from sources within the United States, that income will be subject to United States taxation.

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

Because we and Celebrity Cruises Inc. conduct a trade or business in the United States, we and Celebrity Cruises Inc. would be taxable at regular corporate rates on our separate company taxable income (i.e., without regard to the income of our ship-owning subsidiaries) from United States sources. In addition, if any of our earnings and profits effectively connected with our United States trade or business were withdrawn, or were deemed to have been withdrawn, from our United States trade or business, those withdrawn amounts would be subject to a “branch profits” tax at the rate of 30%. We and Celebrity Cruises Inc. would also be potentially subject to tax on portions of certain interest paid by us at rates of up to 30%.

If Section 883 were not available to our ship-owning subsidiaries, each such subsidiary would be subject to a special 4% tax on its United States source gross transportation income, if any, each year because it does not have a fixed place of business in the United States and its income is derived from the leasing of a ship.

Other United States Taxation

Our primary domestic United States operation, the Alaska land-tour operation, is subject to United States federal income tax. Additionally, we and Celebrity Cruises, Inc. earn United States source income from activities not considered incidental to international shipping. The tax on such income is not material to our results of operation for all years presented.

State Taxation

We, Celebrity Cruises Inc. and certain of our subsidiaries are subject to various United States state income taxes which are generally imposed on each state’s portion of the United States source income subject to federal income taxes. Additionally, the state of Alaska subjects an allocated portion of the total income of companies doing business in Alaska and certain other affiliated companies to Alaska corporate state income taxes and also imposes a 33% tax on adjusted gross income from onboard gambling activities conducted in Alaska waters. This did not have a material impact to our results of operations for all years presented.

Maltese, Spanish and French Income Tax

Our Pullmantur ship owner-operator subsidiaries, which include the owner-operator of CDF Croisieres de France’s ship, qualify as licensed shipping organizations in Malta. No Maltese income tax is charged on the income derived from shipping activities of a licensed shipping organization. Instead, a licensed shipping organization is liable to pay a tonnage tax based on the net tonnage of the ship or ships registered under the relevant provisions of the Merchant Shipping Act. A company qualifies as a shipping organization if it engages in qualifying activities and it obtains a license from the Registrar-General to enable it to carry on such activities. Qualifying activities include, but are not limited to, the ownership, operation (under charter or otherwise), administration and management of a ship or ships registered as a Maltese ship in terms of the Merchant Shipping Act and the carrying on of all ancillary financial, security and commercial activities in connection therewith.

Our Maltese operations that do not qualify as licensed shipping organizations, which are not considered significant, remain subject to normal Maltese corporate income tax.

Pullmantur has sales and marketing functions, land-based tour operations and air business in Spain. These activities are subject to Spanish taxation. The tax from these operations is not considered significant to our operations. CDF Croisieres de France’s French operations are minimal and therefore, its French income taxes are minimal.

United Kingdom Income Tax

We operate thirteen ships under companies which have elected to be subject to the United Kingdom tonnage tax regime (“U.K. tonnage tax”).

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

Brazilian Income Tax

Pullmantur and our U.K. tonnage tax company charters certain ships to Brazilian companies for operations in Brazil from November to May. Some of these charters are with unrelated third parties and others are with a Brazilian affiliate. The Brazilian affiliate’s earnings are subject to Brazilian taxation which is not considered significant. We believe the charter payments made to the U.K. tonnage tax company and to Pullmantur are exempt from Brazilian income tax under Brazilian domestic law.

Other Taxation

We and certain of our subsidiaries are subject to income tax in other jurisdictions on income that does not qualify for exemption or tonnage tax regimes. The tax on such income was not material to our results of operations for all years presented. Our U.K. tonnage tax company is exempt from some taxation in certain jurisdictions where those companies have business operations under relevant United Kingdom tax treaties.

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

Executive Officers of the Company

As of February 29, 2012, our executive officers are:

Name	Age	Position
Richard D. Fain	64	Chairman, Chief Executive Officer and Director
Adam M. Goldstein	52	President and Chief Executive Officer, Royal Caribbean International
Daniel J. Hanrahan	54	President and Chief Executive Officer, Celebrity Cruises
Gonzalo Chico Barbier	51	President and Chief Executive Officer, Pullmantur
Lawrence Pimentel	60	President and Chief Executive Officer, Azamara Club Cruises
Brian J. Rice	53	Executive Vice President and Chief Financial Officer
Harri U. Kulovaara	59	Executive Vice President, Maritime
Michael W. Bayley	53	Executive Vice President, Operations

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

Michael W. Bayley has served as Executive Vice President, Operations since February 2012. In this capacity, he is responsible for the worldwide hotel and marine operations of Royal Caribbean International as well as land operations for Royal Caribbean International, Celebrity Cruises and Azamara Club Cruises. Mr. Bayley has been employed by Royal Caribbean for over 30 years, serving in a number of roles including, most recently, as Executive Vice President, International from May 2010 until February 2012. Mr. Bayley has also served as Senior Vice President, Hotel Operations for Royal Caribbean International where he oversaw worldwide hotel operations and onboard revenue as well as Chairman and Managing Director of Island Cruises.

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

Adverse worldwide economic, geopolitical or other conditions could reduce the demand for cruises and adversely impact our operating results, cash flows and financial condition including potentially impairing the value of our ships, goodwill and other assets.

The demand for cruises is affected by international, national and local economic and geopolitical conditions. The recent severe economic downturn coupled with continued uncertainty as to the future global economic landscape has had and continues to have an adverse effect on vacationers’ discretionary income and consumer confidence. This, in turn, has resulted in cruise booking slowdowns, decreased cruise prices and lower onboard revenues for us and for the others in the cruise industry as compared to more robust economic times. Although the cruise industry continued to recover in 2011, recovery has been slow and has been hindered by the ongoing economic instability, including heightened concerns regarding European economies. In addition, certain countries have been more severely impacted by the recent economic downturn than other economies around the world where we do business including, for example, Spain where we operate our Pullmantur brand. We cannot predict with any certainty whether demand for cruises will continue to improve or the rate of such improvement. Stagnant or worsening global economic conditions could result in a prolonged period of booking slowdowns, depressed cruise prices and reduced onboard revenues.

Demand for our cruises is also influenced by geopolitical events in the markets in which we operate. Unfavorable conditions, such as civil unrest and governmental changes, especially in regions with popular ports of call, can undermine consumer demand and/or pricing for itineraries featuring these ports. For example, the ongoing political instability in the Eastern Mediterranean and Northern Africa and its spillover effects in surrounding areas negatively impacted our results of operations in 2011. Continued unrest and economic instability in this or other regions we do business could materially adversely impact our operating results, cash flows and financial condition including potentially impairing the value of our ships, goodwill and other assets.

We may not be able to obtain sufficient financing or capital for our needs or may not be able to do so on terms that are acceptable or consistent with our expectations.

To fund our capital expenditures and scheduled debt payments, we have historically relied on a combination of cash flows provided by operations, drawdowns under available credit facilities, the incurrence of additional indebtedness and the sale of equity or debt securities in private or public securities markets. The decrease in consumer cruise spending as a result of the recent severe economic downturn had an adverse impact on our cash flows from operations and if the current economic conditions worsen our operational cash flows could continue to be negatively affected. See “—Adverse worldwide economic and geopolitical conditions could reduce the demand for cruises and adversely impact our operating results, cash flows and financial condition.”

Although we believe we have or can access sufficient liquidity to fund our operations and obligations as expected, there can be no assurances to that effect. Our ability to timely refinance and/or replace our outstanding debt securities and credit facilities on acceptable terms, our cost of funding and our ability to access additional funding, as may be needed, will depend upon numerous factors including but not limited to the vibrancy of the financial markets, our financial performance and credit ratings and the performance of our industry in general.

Our inability to satisfy the covenants required by our credit facilities could adversely impact our liquidity.

Our debt agreements contain covenants, including covenants restricting our ability to take certain actions and financial covenants that require us to maintain minimum net worth and fixed charge coverage ratios and limit our net debt-to-capital ratio. Our ability to comply with the terms of our outstanding facilities may be affected by general economic conditions, industry conditions and other events, some of which may be beyond our control. In addition, our ability to make draws under our revolving credit facilities is subject to the absence of material adverse changes in our business. Our ability to maintain our credit facilities may also be impacted by changes in our ownership base. More specifically, we may be required to prepay a majority of our debt facilities if (i) any person other than A. Wilhelmsen AS. and Cruise Associates and their respective affiliates (the “Applicable Group”) acquires ownership of more than 30% of our common stock and the Applicable Group owns less of our common stock than such person or (ii) subject to certain exceptions, during any 24-month period, a majority of the Board is no longer comprised of individuals who were members of the Board on the first day of such period. Certain of our outstanding debt securities also contain change of control provisions that would be triggered by the acquisition of greater than 50% of our common stock by a person other than a member of the Applicable Group coupled with a ratings downgrade.

Our failure to comply with the terms of our debt facilities could result in an event of default. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default acceleration clauses, our outstanding debt and derivative contract payables could become due and/or terminated. We cannot provide assurances that we would have sufficient liquidity to repay or refinance the borrowings under any of the credit facilities or settle other outstanding contracts if such amounts were accelerated upon an event of default.

In addition, under several of our agreements with credit card processors that accept credit cards for the sale of cruises and other services, the credit card processor may hold back a reserve from our credit card receivables following the occurrence of certain events, including a default under our major credit facilities. As of December 31, 2011, we were not required to maintain any reserve under such agreements.

Incidents or adverse publicity concerning the cruise vacation industry, unusual weather conditions and other natural disasters or disruptions could affect our reputation as well as impact our sales and results of operations.

The operation of cruise ships, airplanes, land tours, port facilities and shore excursions involves the risk of accidents, illnesses, environmental incidents and other incidents which may bring into question guest safety, health, security and vacation satisfaction which could negatively impact our reputation. Incidents involving cruise ships, and, in particular the safety and security of guests and crew, such as the recent grounding of the Costa Concordia, media coverage thereof, as well as adverse media publicity concerning the cruise vacation industry or unusual weather patterns or natural disasters or disruptions, such as hurricanes and earthquakes, and the collateral impact thereof could impact demand for our cruises. The considerable expansion in the use of social media over recent years has compounded the potential scope of the negative publicity that could be generated by those incidents. If any such incident occurs in a region during a time of high seasonal demand, the effect could disproportionately impact our results of operations for the year. In addition, any events which impact the travel industry more generally may negatively impact our ability to deliver guests to our cruises and/or interrupt our ability to obtain services and goods from key vendors in our supply chain. Any of the foregoing could have an adverse impact on our results of operations and on industry performance.

The impact of disruptions in the global financial markets may affect the ability of our counterparties and others to perform their obligations to us.

The recent severe economic downturn, including failures of financial service companies and the related liquidity crisis, disrupted the capital and credit markets and additional economic concerns from some of the countries in the European

Union continue to strain the financial markets both in the US and internationally. A recurrence of these disruptions could cause our counterparties and others to breach their obligations to us under our contracts with them. This could include failures of banks or other financial service companies to fund required borrowings under our loan agreements or to pay us amounts that may become due under our derivative contracts for hedging of fuel prices, interest rates and foreign currencies or other agreements. If any of the foregoing occurs it may have a negative impact on our cash flows including our ability to meet our obligations, results of operations and financial condition.

An increase in capacity worldwide or excess capacity in a particular market could adversely impact our cruise sales and/or pricing.

Although our ships can be redeployed, cruise sales and/or pricing may be impacted both by the introduction of new ships into the marketplace and by deployment decisions of ourselves and our competitors. A total of 20 new ships with approximately 62,000 berths are on order for delivery through 2016 in the cruise industry. The further growth in capacity from these new ships and future orders, without an increase in the cruise industry’s share of the vacation market, could depress cruise prices and impede our ability to achieve yield improvement. In addition, to the extent that we or our competitors deploy ships to a particular itinerary and the resulting capacity in that region exceeds the demand, we may lower pricing and profitability may be lower than anticipated. Any of the foregoing could have an adverse impact on our results of operations, cash flows and financial condition including potentially impairing the value of our ships, goodwill and other assets.

If we are unable to appropriately balance our cost management strategy with our goal of satisfying guest expectations it may adversely impact our business success.

Our goals are to provide high quality products and deliver high quality services. There can be no assurances that we can successfully balance these goals with our cost containment efforts.

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

Events such as terrorist and pirate attacks, war, and other hostilities and the resulting political instability, travel restrictions, the spread of contagious diseases and concerns over safety, health and security aspects of traveling or the fear of any of the foregoing have had, and could have in the future, a significant adverse impact on demand and pricing in the travel and vacation industry. As we continue to expand internationally, we become susceptible to a wider range of adverse events. These events could also impact our ability to source qualified crew from throughout the world at competitive costs and, therefore, increase our shipboard employee costs.

Fluctuations in foreign currency exchange rates could affect our financial results.

We earn revenues, pay expenses, recognize assets and incur liabilities in currencies other than the U.S. dollar, including, among others, the euro, the British pound sterling, the Canadian dollar, the Australia dollar and the Brazilian real. In 2011, we derived approximately 49% of revenues from operations outside the United States. Because our consolidated financial statements are presented in U.S. dollars, we must convert revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, absent offsetting changes in other foreign currencies, increases or decreases in the value of the U.S. dollar against other major currencies will affect our revenues, operating income and the value of balance sheet items denominated in foreign currencies. We use derivative financial instruments to mitigate our net exposure to currency exchange rate fluctuations. However, there can be no assurances that fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies, would not materially affect our financial results.

In addition, we have ship construction contracts which are denominated in euros. While we have entered into euro-denominated forward contracts to manage a portion of the currency risk associated with these ship construction contracts, we are exposed to fluctuations in the euro exchange rate for the portion of the ship construction contracts that has not been hedged. Additionally, if the shipyard is unable to perform under the related ship construction contract, any foreign currency hedges that were entered into to manage the currency risk would need to be terminated. Termination of these contracts could result in a significant loss.

Environmental, labor, health and safety, financial responsibility and other maritime regulations could affect operations and increase operating costs.

The United States and various state and foreign government or regulatory agencies have enacted or are considering new environmental regulations or policies, such as requiring the use of low sulfur fuels, increasing fuel efficiency requirements, further restricting emissions, or other initiatives to limit greenhouse gas emissions that could increase our cost for fuel, cause us to incur significant expenses to purchase and/or develop new equipment and adversely impact the cruise vacation industry. See “Item 1. Business—Regulation—Environmental Regulations.” An increase in fuel prices not only impacts our fuel costs, but also some of our other expenses, such as crew travel, freight and commodity prices. Although not all initiatives are likely to be implemented, it is apparent that some future legislation and regulations related to the environment will impact the cruise industry and could adversely impact our costs. Some environmental groups have also lobbied for more stringent regulation of cruise ships and have generated negative publicity about the cruise vacation industry and its environmental impact.

With regards to labor, we anticipate that the new standards set forth in the Maritime Labour Convention when ratified and effective (which we currently believe may occur in 2012 and 2013, respectively) will likely result in increased costs associated with our onboard employees. See “Item 1. Business—Regulation—Labor Regulations.” While we have been actively seeking ways to mitigate the potential impact on our business, there can be no assurances that our efforts will be successful or that our financial results of operations will not be materially impacted.

In addition, we are subject to various international, national, state and local laws, regulations and treaties that govern, among other things, safety standards applicable to our ships, treatment of disabled persons, health and sanitary standards applicable to our guests, security standards on board our ships and at the ship/port interface areas, and financial responsibilities to our guests. These issues are, and we believe will continue to be, an area of focus by the relevant authorities throughout the world, especially in light of the recent grounding of the Costa Concordia. This could result in the enactment of more stringent regulation of cruise ships that would subject us to increasing compliance costs in the future.

Conducting business globally may result in increased costs and other risks.

We operate our business globally and plan to continue to develop our international presence. Operating internationally exposes us to a number of risks, including unstable local economic conditions, volatile local political conditions, potential increases in duties and taxes, required compliance with additional laws and policies affecting cruising, vacation or maritime businesses or governing the operations of foreign-based companies, currency fluctuations, interest rate movements, difficulties in operating under local business environments, U.S. and global anti-bribery laws or regulations, imposition of trade barriers and restrictions on repatriation of earnings. In addition, if a country where we have significant operations or obligations leaves the euro currency system, our financial condition may be adversely impacted. If we are unable to address these risks adequately, our financial position and results of operations could be adversely affected, including potentially impairing the value of our ships, goodwill and other assets.

Operating globally also exposes us to numerous and sometimes conflicting legal and regulatory requirements. In many parts of the world, including countries in which we operate, practices in the local business communities might not conform to international business standards. We may not be successful in ensuring that our employees and other representatives stationed throughout the world properly adhere to our policies or applicable laws or regulations. Failure to adhere to our policies or applicable laws or regulations could result in penalties, sanctions, damage to our reputation and related costs which in turn could negatively affect our results of operations and cash flow.

Our attempts to expand our business into new markets may not be successful.

While our historical focus has been to serve the North American cruise market, we have expanded our focus to increase our international guest sourcing, most recently, in the Brazilian, Asian and Australian markets. Expansion into new markets requires significant levels of investment. There can be no assurance that these markets will develop as anticipated or that we will have success in these markets, and if we do not, we may be unable to recover our investment, which could adversely impact our business, financial condition and results of operations.

Ship construction, repair or refurbishment delays or mechanical faults may result in cancellation of cruises or unscheduled drydocks and repairs and thus adversely affect our results of operations.

We depend on shipyards to construct, repair and refurbish our cruise ships on a timely basis and in good working order. The sophisticated nature of building a ship involves risks. Delays or mechanical faults in ship construction or refurbishment have in the past and may in the future result in delays or cancellation of cruises or necessitate unscheduled drydocks and repairs of ships. These events and any related adverse publicity could result in lost revenue, increased operating expenses, or both, and thus adversely affect our results of operations.

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

We believe that port destinations are a major reason why guests choose to go on a particular cruise or on a cruise vacation. The availability of ports is affected by a number of factors, including, but not limited to, existing capacity constraints, security concerns, adverse weather conditions and natural disasters, financial limitations on port development, exclusivity arrangements that ports may have with our competitors, local governmental regulations and local community concerns about port development and other adverse impacts on their communities from additional tourists. Any limitations on the availability of our ports of call or on the availability of shore excursion and other service providers at such ports could adversely affect our results of operations.

Price increases for commercial airline service for our guests or major changes or reduction in commercial airline service could adversely impact the demand for cruises and undermine our ability to provide reasonably priced vacation packages to our guests.

Many of our guests depend on scheduled commercial airline services to transport them to or from the ports where our cruises embark or disembark. Increases in the price of airfare would increase the overall price of the cruise vacation to our guests which may adversely impact demand for our cruises. In addition, changes in the availability of commercial airline services could adversely affect our guests’ ability to obtain airfare as well as our ability to fly our guests to or from our cruise ships which could adversely affect our results of operations.

Our reliance on travel agencies to sell and market our cruises exposes us to certain risks which, if realized, could adversely impact our business.

Because we rely on travel agencies to generate the majority of bookings for our ships, we must ensure that our commission rates and incentive structures remain competitive. If we fail to offer competitive compensation packages, these agencies may be incentivized to sell cruises offered by our competitors to our detriment, which could adversely impact our operating results. In addition, the travel agent industry is sensitive to economic conditions that impact discretionary income. Significant disruptions, especially disruptions impacting those agencies that sell a high volume of our business, or contractions in the industry could reduce the number of travel agencies available for us to market and sell our cruises, which could have an adverse impact on our financial condition and results of operations.

A disruption in our shoreside operations or our information systems may adversely affect our results of operations.

Our principal executive office and principal shoreside operations are located at the Port of Miami, Florida and we have call centers for reservations throughout the world. Although we have developed disaster recovery and similar contingency plans, actual or threatened natural disasters (e.g. hurricanes, earthquakes, tornados, fires, floods) or similar events in these locations may have a material impact on our business continuity, reputation and results of operations. In addition, substantial or repeated information systems failures, computer viruses, cyber-attacks impacting our shoreside or shipboard operations could adversely impact our business. We do not carry business interruption insurance for the majority of our shoreside operations or our information systems. As such, any losses or damages incurred by us could have an adverse impact on our results of operations.

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

Our success depends, in large part, on the skills and contributions of key executives and other employees, and on our ability to recruit and retain high quality employees. We must continue to recruit, retain and motivate management and other employees sufficient to maintain our current business and support our projected growth. Furthermore, as of December 31, 2011, 80% of our shipboard employees were covered by collective bargaining agreements. A dispute under our collective bargaining agreements could result in a work stoppage of those employees covered by the agreements. A loss of key employees or disruptions among our shipboard personnel could adversely affect our results of operations.

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

A failure to keep pace with developments in technology could impair our operations or competitive position.

Our business continues to demand the use of sophisticated technology and systems. These technologies and systems must be refined, updated, and/or replaced with more advanced systems on a regular basis. If we are unable to do so on a timely basis or within reasonable cost parameters, our business could suffer. We also may not achieve the benefits that we anticipate from any new technology or system, and a failure to do so could result in higher than anticipated costs or could impair our operating results.

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

The provisions of Section 883 are subject to change at any time by legislation. Moreover, changes could occur in the future with respect to the identity, residence or holdings of our direct or indirect shareholders, trading volume or trading frequency of our shares, or relevant foreign tax laws of Liberia or Malta such that they no longer qualify as equivalent exemption jurisdictions, that could affect our eligibility for the Section 883 exemption. Accordingly, there can be no assurance that we will continue to be exempt from United States income tax on United States source shipping income in the future. If we were not entitled to the benefit of Section 883, we and our subsidiaries would be subject to United States taxation on a portion of the income derived from or incidental to the international operation of our ships, which would reduce our net income.

Additionally, portions of our business are operated by companies that are within tonnage tax regimes of the U.K. and Malta. Further, some of the operations of these companies are conducted in jurisdictions where we rely on tax treaties to provide exemption from taxation. To the extent the tonnage tax laws of these countries change or we do not continue to meet the applicable qualification requirements or if tax treaties are changed or revoked, we may be required to pay higher income tax in these jurisdictions, resulting in lower net income.

As budgetary constraints continue to adversely impact the jurisdictions in which we operate, increases in income tax regulations or tax reform affecting our operations may be imposed.

We are not a United States corporation and our shareholders may be subject to the uncertainties of a foreign legal system in protecting their interests.

Our corporate affairs are governed by our Articles of Incorporation and By-Laws and by the Business Corporation Act of Liberia. The provisions of the Business Corporation Act of Liberia resemble provisions of the corporation laws of a number of states in the United States. However, while most states have a fairly well developed body of case law interpreting their respective corporate statutes, there are very few judicial cases in Liberia interpreting the Business Corporation Act of Liberia. As such, the rights and fiduciary responsibilities of directors under Liberian law are not as clearly established as the rights and fiduciary responsibilities of directors under statutes or judicial precedent in existence in certain United States jurisdictions. For example, the right of shareholders to bring a derivative action in Liberian courts may be more limited than in United States jurisdictions. There may also be practical difficulties for shareholders attempting to bring suit in Liberia and Liberian courts may or may not recognize and enforce foreign judgments. Thus, our public shareholders may have more difficulty in protecting their interests with respect to actions by management, directors or controlling shareholders than would shareholders of a corporation incorporated in a United States jurisdiction.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Information about our cruise ships, including their size and primary areas of operation, may be found within the Operating Strategies—Fleet revitalization, maintenance and expansion section and the Operations—Cruise Ships and Itineraries section in Item 1. Business. Information regarding our cruise ships under construction, estimated expenditures and financing may be found within the Future Capital Commitments and Funding Sources sections of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our principal executive office and principal shoreside operations are located at the Port of Miami, Florida where we lease three office buildings totaling approximately 361,800 square feet from Miami-Dade County, Florida, under long-term leases with current terms expiring in 2021. We lease an office building in the United Kingdom totaling approximately 7,230 square feet used to conduct our operations in the United Kingdom. We also lease a number of international offices throughout Europe, Asia, Mexico, South America and Australia to administer our brand operations globally.

We lease an office building in Springfield, Oregon totaling approximately 163,000 square feet, which is used as a call center for reservations. In addition, we own two office buildings totaling approximately 95,000 square feet in Wichita, Kansas, which are used as call centers for reservations and customer service. We lease two buildings in Miramar, Florida totaling approximately 178,000 square feet. One building is used primarily as office space and the other building is used as a call center for reservations. We also lease our logistics center in Weston, Florida totaling approximately 267,000 square feet.

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

Item 3. Legal Proceedings

Between August 1, 2011 and September 8, 2011, three similar purported class action lawsuits were filed against us and certain of our officers in the U.S. District Court of the Southern District of Florida. The cases have since been consolidated and a consolidated amended complaint was filed on February 17, 2012. The consolidated amended complaint was filed on behalf of a purported class of purchasers of our common stock during the period from October 26, 2010 through July 27, 2011 and names the Company, our Chairman and CEO, our CFO and the Presidents and CEOs of our Royal Caribbean International and Celebrity Cruises brands as defendants. The consolidated amended complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 as well as, in the case of the individual defendants, the control person provisions of the Securities Exchange Act. The complaint principally alleges that the defendants knowingly made incorrect statements concerning the Company’s outlook for 2011 by not taking into proper account lagging European and Mediterranean bookings. The consolidated amended complaint seeks unspecified damages, interest, and attorneys’ fees. We believe the claims are without merit and we intend to vigorously defend ourselves against them.

A class action complaint was filed in June 2011 against Royal Caribbean Cruises Ltd. in the United States District Court for the Southern District of Florida on behalf of a purported class of stateroom attendants employed onboard Royal Caribbean International cruise vessels alleging that they were required to pay other crew members to help with their duties in violation of the U.S. Seaman’s Wage Act. The lawsuit also alleges that certain stateroom attendants were required to work back of house assignments without the ability to earn gratuities in violation of the U.S. Seaman’s Wage Act. Plaintiffs seek judgment for damages, wage penalties and interest in an indeterminate amount. We have filed a Motion to Dismiss the Complaint on the basis that the applicable collective bargaining agreement requires any such claims to be arbitrated. We believe we have meritorious defenses to the lawsuit which we intend to vigorously pursue.

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

We are routinely involved in other claims typical within the cruise vacation industry. The majority of these claims are covered by insurance. We believe the outcome of such claims, net of expected insurance recoveries, will not have a material adverse impact on our financial condition or results of operations and cash flows.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the New York Stock Exchange (“NYSE”) and the Oslo Stock Exchange (“OSE”) under the symbol “RCL”. The table below sets forth the high and low sales prices of our common stock as reported by the NYSE and the OSE for the two most recent years by quarter:

	NYSE Common Stock		OSE Common Stock(1)
	High	Low	High	Low
2011
Fourth Quarter	$30.99	$18.70	168.00	111.60
Third Quarter	39.43	21.50	214.30	121.10
Second Quarter	42.30	32.68	232.60	180.00
First Quarter	49.99	40.26	293.10	226.30
2010
Fourth Quarter	$47.83	$30.87	284.70	180.50
Third Quarter	32.73	21.97	197.00	142.00
Second Quarter	38.12	22.55	225.50	146.50
First Quarter	33.93	24.14	205.10	142.00

(1)	Denominated in Norwegian kroner, as listed in the price history database available at www.oslobors.no.

Holders

As of February 13, 2012 there were 1,209 record holders of our common stock. Since certain of our shares are held by brokers and other institutions on behalf of shareholders, the foregoing number is not representative of the number of beneficial owners.

Dividends

In July 2011, our Board of Directors reinstated our quarterly dividend which had been discontinued in the fourth quarter of 2008. We subsequently declared cash dividends on our common stock of $0.10 per share during the third and fourth quarters of 2011.

Holders of our common stock have an equal right to share in our profits in the form of dividends when and if declared by our Board of Directors out of funds legally available. Holders of our common stock have no rights to any sinking fund.

There are no exchange control restrictions on remittances of dividends on our common stock since (1) we are and intend to maintain our status as a nonresident Liberian entity under the Revenue Code of Liberia (2000) and the regulations thereunder, and (2) our ship-owning subsidiaries are not now engaged, and are not in the future expected to engage, in any business in Liberia, including voyages exclusively within the territorial waters of the Republic of Liberia. Under current Liberian law, no Liberian taxes or withholding will be imposed on payments to holders of our securities other than to a holder that is a resident Liberian entity or a resident individual or an individual or entity subject to taxation in Liberia as a result of having a permanent establishment within the meaning of the Revenue Code of Liberia (2000) in Liberia.

The declaration of dividends shall at all times be subject to the final determination of our Board of Directors that a dividend is prudent at that time in consideration of the needs of the business.

Performance Graph

The following graph compares the total return, assuming reinvestment of dividends, on an investment in the Company, based on performance of the Company’s common stock, with the total return of the Standard & Poor’s 500 Composite Stock Index and the Dow Jones United States Travel and Leisure Index for a five year period by measuring the changes in common stock prices from December 31, 2006 to December 31, 2011.

	12/06	12/07	12/08	12/09	12/10	12/11
Royal Caribbean Cruises Ltd.	100.00	104.06	34.23	62.93	117.00	62.17
S&P 500	100.00	105.49	66.46	84.05	96.71	98.75
Dow Jones United States Travel & Leisure	100.00	98.59	63.96	83.77	118.44	126.37

The stock performance graph assumes for comparison that the value of the Company’s common stock and of each index was $100 on December 31, 2006 and that all dividends were reinvested. Past performance is not necessarily an indicator of future results.

Item 6. Selected Financial Data

The selected consolidated financial data presented below for the years 2007 through 2011 and as of the end of each such year are derived from our audited consolidated financial statements and should be read in conjunction with those financial statements and the related notes as well as in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Operating Data:
Total revenues	$7,537,263	$6,752,504	$5,889,826	$6,532,525	$6,149,139
Operating income	931,628	802,633	488,511	831,984	901,335
Net income	607,421	515,653	152,485	573,722	603,405
Per Share Data—Basic:
Net income	$2.80	$2.40	$0.71	$2.69	$2.84
Weighted-average shares	216,983	215,026	213,809	213,477	212,784
Per Share Data—Diluted:
Net income	$2.77	$2.37	$0.71	$2.68	$2.82
Weighted-average shares and potentially dilutive shares	219,229	217,711	215,295	214,195	214,255
Dividends declared per common share	$0.20	$0.00	$0.00	$0.45	$0.60
Balance Sheet Data:
Total assets	$19,804,405	$19,653,829	$18,224,425	$16,463,310	$14,982,281
Total debt, including capital leases	8,495,853	9,150,116	8,419,770	7,011,403	5,698,272
Common stock	2,276	2,262	2,243	2,239	2,235
Total shareholders’ equity	8,407,823	7,900,752	7,489,781	6,803,012	6,757,343

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revision of Prior Period Financial Statements

During the second quarter of 2011, we identified and corrected errors in the manner in which we were amortizing guarantee fees related to three outstanding export credit agency guaranteed loans, and to a much lesser extent, fees associated with our revolving credit facilities. Accordingly, we revised previously reported results for all affected periods. Refer to Note 1. General – Revision of Prior Period Financial Statements to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further details. These errors impacted the interest expense and net income we reported in prior periods. The errors do not impact operating income, cash flows, Net Yields, Net Cruise Costs or Net Cruise Costs Excluding Fuel. The discussion and analysis included herein is based on the revised financial results for the years ended December 31, 2010 and 2009.

Cautionary Note Concerning Forward-Looking Statements

The discussion under this caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this document, including, for example, under the “Risk Factors” and “Business” captions, includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance (including our expectations for the first quarter and full year of 2012 set forth under the heading “- Outlook” below), business and industry prospects or future results of operations or financial position, made in this Annual Report on Form 10-K are forward-looking. Words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “will,” and similar expressions are intended to identify these forward-looking statements. Forward-looking statements reflect management’s current expectations, are inherently uncertain and are subject to risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to, the following:

•	the impact of the worldwide economic and geopolitical environment or other conditions on the demand for cruises;

•

the impact of the worldwide economic environment on our ability to generate cash flows from operations, satisfy the financial covenants required by our credit facilities, or obtain new borrowings from the credit or capital markets in amounts sufficient to satisfy our capital expenditures, debt repayments and other financing needs;

•

the impact of disruptions in the global financial markets on the ability of our counterparties and others to perform their obligations to us including those associated with our loan agreements and derivative contracts;

•

negative incidents concerning the Company and the cruise vacation industry, or adverse publicity, including those involving the health, safety and security of guests, accidents (in particular the Costa Concordia tragedy in early 2012), unusual weather conditions or natural disasters or disruptions;

•	our ability to appropriately balance our cost management strategy with our goal of satisfying guest expectations;

•	failure to keep pace with developments in technology could impair our operations or competitive position;

•	the uncertainties of conducting business globally and our ability to realize the intended benefits of our investments in new markets;

•	changes in operating and financing costs, including changes in foreign exchange rates, interest rates, fuel, food, payroll, airfare for our shipboard personnel, insurance and security costs;

•	vacation industry competition and industry overcapacity in certain markets;

•	the cost of or changes in tax, environmental, labor, health, safety, security and other laws and regulations affecting our business;

•	pending or threatened litigation, enforcement actions, fines or penalties;

•	emergency ship repairs, including the related lost revenue;

•

the impact of ship construction, repair or refurbishment delays, ship cancellations or ship construction price increases brought about by construction faults, mechanical problems or financial difficulties encountered by shipyards or their subcontractors;

•	the global political climate, fears of terrorist and pirate attacks, armed conflict, the unavailability or cost of air service and the resulting concerns over safety and security aspects of traveling;

•	the spread of contagious diseases;

•	a disruption to our shoreside business related to actual or threatened natural disasters, information systems failure or similar events;

•	our ability to differentiate our products;

•	our ability to manage our business activities that involve our co-investment with third parties;

•	our inability to adequately incentivize our travel agents or changes and/or disruptions to the travel agency industry;

•	the loss of key personnel, strained employee relations and/or our inability to retain or recruit qualified personnel;

•	changes in our stock price or principal shareholders;

•	uncertainties of a foreign legal system as we are not incorporated in the United States;

•	the unavailability of ports of call; and

•	weather.

The above examples are not exhaustive and new risks emerge from time to time. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a further discussion of risk factors related to our business, see Part I, Item 1A. Risk Factors in this Annual Report on Form 10-K.

Overview

The discussion and analysis of our financial condition and results of operations has been organized to present the following:

•

a review of our critical accounting policies and review of our financial presentation, including discussion of certain operational and financial metrics we utilize to assist us in managing our business;

•	a discussion of our results of operations for the year ended December 31, 2011 compared to the same period in 2010 and the year ended December 31, 2010 compared to the same period in 2009;

•	a discussion of our business outlook, including our expectations for selected financial items for the first quarter and full year of 2012; and

•	a discussion of our liquidity and capital resources, including our future capital and contractual commitments and potential funding sources.

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

Ship Accounting

Our ships represent our most significant assets and are stated at cost less accumulated depreciation and amortization. Depreciation of ships is generally computed net of a 15% projected residual value using the straight-line method over the estimated useful life of the asset, which is generally 30 years. The 30 year useful life of our newly constructed ships and 15% associated residual value are both based on the weighted-average of all major components of a ship. Our useful life and residual value estimates take into consideration the impact of anticipated technological changes, long-term cruise and vacation market conditions and historical useful lives of similarly-built ships. In addition, we take into consideration our estimates of the weighted-average useful lives of the ships’ major component systems, such as hull, superstructure, main electric, engines and cabins. Given the very large and complex nature of our ships, our accounting estimates related to ships and determinations of ship improvement costs to be capitalized require considerable judgment and are inherently uncertain. We do not have cost segregation studies performed to specifically componentize our ship systems. Therefore, we estimate the costs of component systems based principally on general and technical information known about major ship component systems and their lives and our knowledge of the cruise vacation industry. We do not identify and track depreciation by ship component systems, but instead utilize these estimates to determine the net cost basis of assets replaced or refurbished. Improvement costs that we believe add value to our ships are capitalized as additions to the ship and depreciated over the shorter of the improvements’ estimated useful lives or that of the associated ship. The estimated cost and accumulated depreciation of replaced or refurbished ship components are written off and any resulting losses are recognized in cruise operating expenses.

We use the deferral method to account for drydocking costs. Under the deferral method, drydocking costs incurred are deferred and charged to expense on a straight-line basis over the period to the next scheduled drydock, which we estimate to be a period of thirty to sixty months based on the vessel’s age as required by Class. Deferred drydock costs consist of the costs to drydock the vessel and other costs incurred in connection with the drydock which are necessary to maintain the vessel’s Class certification. Class certification is necessary in order for our cruise ships to be flagged in a specific country, obtain liability insurance and legally operate as passenger cruise ships. The activities associated with those drydocking costs cannot be performed while the vessel is in service and, as such, are done during a drydock as a planned major maintenance activity. The significant deferred drydock costs consist of hauling and wharfage services provided by the drydock facility, hull inspection and related activities (e.g. scraping, pressure cleaning, bottom painting), maintenance to steering propulsion, stabilizers, thruster equipment and ballast tanks, port services such as tugs, pilotage and line handling, and freight associated with these items. We perform a detailed analysis of the various activities performed for each drydock and only defer those costs that are directly related to planned major maintenance activities necessary to maintain Class. The costs deferred are not otherwise routinely periodically performed to maintain a vessel’s designed and intended operating capability. Repairs and maintenance activities are charged to expense as incurred.

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

We believe we have made reasonable estimates for ship accounting purposes. However, should certain factors or circumstances cause us to revise our estimates of ship useful lives or projected residual values, depreciation expense could be materially higher or lower. If circumstances cause us to change our assumptions in making determinations as to whether ship improvements should be capitalized, the amounts we expense each year as repairs and maintenance costs could increase, partially offset by a decrease in depreciation expense. If we had reduced our estimated average 30-year ship useful life by one year, depreciation expense for 2011 would have increased by approximately $27.0 million. If our ships were estimated to have no residual value, depreciation expense for 2011 would have increased by approximately $143.0 million.

Valuation of Long-Lived Assets, Goodwill and Indefinite-Lived Intangible Assets

We review our ships and other long-lived assets for impairment whenever events or changes in circumstances indicate, based on estimated undiscounted future cash flows, that the carrying amount of these assets may not be fully recoverable. We evaluate asset impairment for our ships on an individual basis at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The lowest level for which we maintain identifiable cash flows that are independent of the cash flows of other assets and liabilities is at the ship level. (See Note 2. Summary of Significant Accounting Policies to our consolidated financial statement under Item 8. Financial Statements and Supplementary Data). If estimated future cash flows are less than the carrying value of an asset, an impairment charge is recognized for the difference between the asset’s estimated fair value and its carrying value.

We estimate fair value based on quoted market prices in active markets, if available. If active markets are not available we base fair value on independent appraisals, sales price negotiations and projected future cash flows discounted at a rate estimated by management to be commensurate with the business risk. Quoted market prices are often not available for individual reporting units and for indefinite-life intangible assets. Accordingly, we estimate the fair value of a reporting unit and an indefinite-life intangible asset using an expected present value technique.

We review goodwill, trademarks and tradenames, which are our most significant indefinite-lived intangible assets, for impairment at the reporting unit level annually or, when events or circumstances dictate, more frequently. The impairment review for goodwill consists of a qualitative assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount, followed by a two-step process of determining the fair value of the reporting unit and comparing it to the carrying value of the net assets allocated to the reporting unit. If the qualitative assessment demonstrates that it is more-likely-than-not that the estimated fair value of the reporting unit exceeds its carrying value, it is not necessary to perform the two-step goodwill impairment test. We may elect to bypass the qualitative assessment and proceed directly to step one, for any reporting unit, in any period. We can resume the qualitative assessment for any reporting unit in any subsequent period. When performing the two-step process, if the fair value of the reporting unit exceeds its carrying value, no further analysis or write-down of goodwill is required. If the fair value of the reporting unit is less than the carrying value of its net assets, the implied fair value of the reporting unit is allocated to all its underlying assets and liabilities, including both recognized and unrecognized tangible and intangible assets, based on their fair value. If necessary, goodwill is then written down to its implied fair value.

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

During the fourth quarter of 2011, we performed a qualitative assessment of whether it was more-likely-than-not that our Royal Caribbean International reporting unit’s fair value was less than its carrying amount before applying the two-step goodwill impairment test. The qualitative analysis included assessing the impact of certain factors such as general economic conditions, limitations on accessing capital, changes in forecasted operating results, changes in fuel prices and fluctuations in foreign exchange rates. Based on our qualitative assessment, we concluded that it was more-likely-than-not that the estimated fair value of the Royal Caribbean International reporting unit exceeded its carrying value as of December 31, 2011 and thus, did not proceed to the two-step goodwill impairment test. No indicators of impairment exist primarily because the reporting unit’s fair value has consistently exceeded its carrying value by a significant margin, its financial performance has been solid in the face of mixed economic environments and forecasts of operating results generated by the reporting unit appear sufficient to support its carrying value.

In addition, during the fourth quarter of 2011, we performed our annual impairment review of goodwill for Pullmantur’s reporting unit. At December 31, 2011, the carrying amount of goodwill attributable to our Pullmantur reporting unit was €356.5 million, or $462.8 million. We did not perform a qualitative assessment but instead proceeded directly to the two-step goodwill impairment test. We estimated the fair value of the Pullmantur reporting unit using a probability-weighted discounted cash flow model. The principal assumptions used in the discounted cash flow model are projected operating results, weighted-average cost of capital, and terminal value. Significantly impacting these assumptions are the transfer of vessels from our other cruise brands to Pullmantur. Cash flows were calculated using our 2012 projected operating results as a base. To that base we added future years’ cash flows assuming multiple revenue and expense scenarios that reflect the impact on Pullmantur’s reporting unit of different global economic environments beyond 2012. We assigned a probability to each revenue and expense scenario. We discounted the projected cash flows using rates specific to Pullmantur’s reporting unit based on its weighted-average cost of capital. Based on the probability-weighted discounted cash flows we determined the fair value of the Pullmantur reporting unit exceeded its carrying value. Therefore, we did not proceed to step two of the impairment analysis and we do not consider goodwill to be impaired.

The estimation of fair value utilizing discounted expected future cash flows includes numerous uncertainties which require our significant judgment when making assumptions of expected revenues, operating costs, marketing, selling and administrative expenses, interest rates, ship additions and retirements as well as assumptions regarding the cruise vacation industry’s competitive environment and general economic and business conditions, among other factors. Pullmantur is a brand targeted primarily at the Spanish, Portuguese and Latin American markets. European economies continue to demonstrate instability in light of heightened concerns over sovereign debt issues as well as the impact that proposed austerity measures will have on certain markets. The Spanish economy has been more severely impacted than many other economies around the world where we operate and there is significant uncertainty as to whether or when it will recover. In addition, the recent Costa Concordia incident is having a near term negative impact on our earnings in 2012 while the impact in future years is uncertain. If the Spanish economy weakens further or recovers more slowly than contemplated in our discounted cash flow model, if there are relatively modest changes to our projected future cash flows used in the impairment analyses, especially in Net Yields, or if certain transfers of vessels from our other cruise brands to the Pullmantur fleet do not take place, it is reasonably possible that an impairment charge of Pullmantur’s reporting unit’s goodwill and trademark and trade names may be required.

The factors influencing the Spanish economy and Pullmantur’s operating cash flows discussed above could also affect the recoverability of Pullmantur’s trademarks and trade names and deferred tax assets. We also performed the annual impairment review of our trademarks and trade names during the fourth quarter of 2011 using a discounted cash flow model and the relief-from-royalty method. The royalty rate used is based on comparable royalty agreements in the tourism and hospitality industry. Since these trademarks and trade names relate to Pullmantur, we used the same discount rate used in valuing the Pullmantur reporting unit in our goodwill impairment test. Based on the discounted cash flow model we determined the fair value of our trademarks and trade names exceeded their carrying value.

As of December 31, 2011, Pullmantur had deferred tax assets of €25.9 million, or $33.6 million, resulting from net operating losses. We regularly review deferred tax assets for recoverability based on our history of earnings, expectations for future earnings, and tax planning strategies. We believe it is more-likely-than-not that we will recover the deferred tax assets based on our expectation of future earnings and implementation of tax planning strategies. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income to support the amount of deferred tax assets. It is possible we may need to establish a valuation allowance for a portion or all of the deferred tax asset balance if future earnings do not meet expectations or we are unable to successfully implement our tax planning strategies.

Derivative Instruments

We enter into various forward, swap and option contracts to manage our interest rate exposure and to limit our exposure to fluctuations in foreign currency exchange rates and fuel prices. These instruments are recorded on the balance sheet at their fair value and the vast majority are designated as hedges. We also have non-derivative financial instruments designated as hedges of our net investment in our foreign operations and investments. The fuel options we have entered into represent economic hedges which are not designated as hedging instruments for accounting purposes and thus, changes in their fair value are immediately recognized in earnings. Our derivative instruments are not held for trading or speculative purposes. We account for derivative financial instruments in accordance with authoritative guidance. Refer to Note 2. Summary of Significant Accounting Policies and Note 13. Fair Value Measurements and Derivative Instruments to our consolidated financial statements for more information on related authoritative guidance, the Company’s hedging programs and derivative financial instruments.

We enter into foreign currency forward contracts and interest rate, cross-currency and fuel swaps and options with third party institutions in over-the-counter markets. We estimate the fair value of our foreign currency forward contracts and interest rate and cross-currency swaps using expected future cash flows based on the instruments’ contract terms and published forward curves for foreign currency exchange and interest rates. We apply present value techniques and LIBOR-based discount rates to convert the expected future cash flows to the current fair value of the instruments.

We estimate the fair value of our fuel swaps using expected future cash flows based on the swaps’ contract terms and forward prices. We derive forward prices from forward fuel curves based on pricing inputs provided by third-party institutions that transact in the fuel indices we hedge. We validate these pricing inputs against actual market transactions and published price quotes for similar assets. We apply present value techniques and LIBOR-based discount rates to convert the expected future cash flows to the current fair value of the instruments. We also corroborate our fair value estimates using valuations provided by our counterparties.

We estimate the fair value for our fuel call options based on the prevailing market price for the instruments consisting of published price quotes for similar assets based on recent transactions in an active market.

We adjust the valuation of our derivative financial instruments to incorporate credit risk, when applicable.

We believe it is unlikely that materially different estimates for the fair value of our foreign currency forward contracts and interest rate, cross-currency and fuel swaps and options would be derived from other appropriate valuation models using similar assumptions, inputs or conditions suggested by actual historical experience.

Contingencies—Litigation

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

•

Onboard and other revenues, which consist primarily of revenues from the sale of goods and/or services onboard our ships not included in passenger ticket prices, cancellation fees, sales of vacation protection insurance, pre- and post-cruise tours, Pullmantur’s land-based tours and hotel and air packages including Pullmantur Air’s charter business to third parties.

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

•	Payroll and related expenses, which consist of costs for shipboard personnel (costs associated with our shoreside personnel are included in marketing, selling and administrative expenses);

•	Food expenses, which include food costs for both guests and crew;

•	Fuel expenses, which include fuel and related delivery and storage costs, including the financial impact of fuel swap agreements; and

•

Other operating expenses, which consist primarily of operating costs such as repairs and maintenance, port costs that do not vary with passenger head counts, vessel operating lease costs, costs associated with Pullmantur’s land-based tours and Pullmantur Air’s charter business to third parties, vessel related insurance and entertainment.

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

Available Passenger Cruise Days (“APCD”) is our measurement of capacity and represents double occupancy per cabin multiplied by the number of cruise days for the period. We use this measure to perform capacity and rate analysis to identify our main non-capacity drivers that cause our cruise revenue and expenses to vary.

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

It should be emphasized that Constant Currency is primarily used for comparing short-term changes and/or projections. Over the longer term, changes in guest sourcing and shifting the amount of purchases between currencies can significantly change the impact of the purely currency-based fluctuations.

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

Executive Overview

During 2011, our business demonstrated its fundamental strength and the efficacy of our business model. Despite the impact of geopolitical events including the political unrest in the Eastern Mediterranean and Northern Africa and the earthquake and related events in Japan as well as the uncertain global economic environment, our net income for 2011 increased approximately 18% to $607.4 million in 2011 from $515.7 million in 2010 and our Net Yields increased 4.1%.

Prior to the recent tragedy in Italy involving the Costa Concordia, booking patterns for 2012 were strong and WAVE season (traditionally the first two months of the year where cruise lines experience disproportionately higher volume cruise sales) was off to an excellent start. However, the Costa Concordia incident is having a near term effect on our bookings and the impact on our earnings in 2012 and beyond remains uncertain. Refer to our Outlook section for a further discussion on our expected future results.

The globalization of our operations continues to be a major initiative for 2012 and beyond, especially within developmental markets. During 2012, we expect a significant amount of our passenger ticket revenues from outside of the United States. In 2012, Royal Caribbean International will focus on the development of key markets in Southern Europe and Asia, where we have established a leading position in the Chinese market. In furtherance of this, during 2012, Royal Caribbean International will seasonally add a second ship in Asia and a third ship in Australia, add new departure ports in Southern Europe in order to target guests in key source markets in the region and increase capacity in Northern Europe. In addition, Celebrity Cruises will have additional product offerings in Australia and Asia.

During 2012, we plan to further strengthen our consumer engagement by strategically investing in a number of potential revenue enhancing projects including further developing our customer loyalty programs, expanding our international distribution system, continuing with our vessel revitalization program, introducing new onboard revenue initiatives and implementing various information technology infrastructure investments. We believe these investments will provide opportunities for increased ticket and onboard revenues with the ultimate goal of maximizing our return on invested capital and long-term shareholder value. In October 2012, Celebrity Cruises will introduce Celebrity Reflection, the fifth Solstice-class ship which will offer sailings in Europe and the Caribbean. We also have two Project Sunshine vessels on order for Royal Caribbean International which are expected to enter service in the third quarter of 2014 and in the second quarter of 2015, respectively.

Our liquidity position at the end of 2011 remained strong and our credit metrics have improved. We continue to be focused on our goal of returning to an investment grade credit rating. In 2011, we amended our $1.225 billion unsecured revolving credit facility which was due to expire in June 2012. We have extended the termination date through July 2016 and reduced the facility amount to $875.0 million. This facility, combined with our $525.0 million unsecured revolving credit facility that matures in November 2014, provides us with access to $1.4 billion in revolving credit capacity. As a result of our strong liquidity position, in July 2011, our board of directors reinstated our quarterly dividend at a rate of $0.10 per share. We anticipate funding our 2012 scheduled maturities and other obligations in 2012 through operating cash flows, our current available revolving credit facilities and our current financing arrangements, although we may opportunistically access the credit and capital markets.

Results of Operations

Summary

Year ended December 31, 2011

Total revenues increased 11.6% to $7.5 billion in 2011 from total revenues of $6.8 billion in 2010, primarily due to a 7.5% increase in capacity (measured by APCD for such period) and a 4.1% increase in Net Yields. The increase in Net Yields was primarily due to an increase in ticket prices and the favorable effect on our revenues of changes in foreign currency exchange rates. These increases were partially offset by the impact of geopolitical events including the political unrest in the Eastern Mediterranean and Northern Africa and the earthquake and related events in Japan. These events resulted in deployment changes to avoid calling on ports in those areas and pricing reductions to stimulate demand in other areas. The increase in total revenues was partially offset by higher operating expenses primarily due to the increase in capacity, an increase in fuel expenses and, to a lesser extent, the unfavorable effect of changes in foreign currency exchange rates. Our results for 2011 were also positively impacted by income from our investments in unconsolidated subsidiaries of $22.2 million in 2011 as compared to income of $0.2 million in 2010, and a gain on our fuel call options of $18.9 million in 2011 as compared to a loss of $2.8 million in 2010. We also recorded a one-time gain during 2010 of approximately $89.0 million, net of costs and payments to insurers, related to a litigation settlement that did not recur in 2011. As a result, our net income was $607.4 million or $2.77 per share on a diluted basis for 2011 compared to $515.7 million or $2.37 per share on a diluted basis for 2010.

Significant items for 2011 include:

•	Our Net Debt-to-Capital ratio decreased to 49.5% in 2011 from 52.5% in 2010. Similarly, our Debt-to-Capital ratio decreased to 50.3% in 2011 from 53.7% in 2010.

•

We sold Celebrity Mercury to TUI Cruises for €234.3 million. We executed certain forward contracts to lock in the sales price at approximately $290.0 million. The sale resulted in a gain of $24.2 million which, due to the related party nature of the transaction, is being recognized primarily over the remaining life of the ship, estimated to be 17 years.

•

As of December 31, 2011, our liquidity was $1.1 billion, including cash and the undrawn portion of our unsecured revolving credit facilities. During 2011, we amended and restated our $1.225 billion unsecured revolving credit facility which was due to expire in June 2012. We have extended the termination date through July 2016 and reduced the facility amount to $875.0 million. See Note 7. Long-Term Debt to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information.

•

We took delivery of Celebrity Silhouette, the fourth Solstice-class ship for Celebrity Cruises. To finance the purchase we borrowed $632.0 million under a 12-year unsecured term loan which is 95% guaranteed by Euler Hermes Kreditversicherungs AG (“Hermes”), the official export credit agency of Germany. See Note 7. Long-Term Debt to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information.

•

We entered into agreements with Meyer Werft to build two ships of a new generation of Royal Caribbean International cruise ships, known as “Project Sunshine”. The ships will each have a capacity of approximately 4,100 berths and are expected to enter service in the third quarter of 2014 and in the second quarter of 2015, respectively. To finance the ships, we entered into credit agreements for each ship which make available to us 12-year unsecured amortizing term loans in an amount up to the United States dollar equivalent corresponding to approximately €595.0 million, which are 95% guaranteed by Hermes.

•

The company from which we lease Brilliance of the Seas advised us that it will not exercise its right to cancel the lease in 2012 and we subsequently made a determination that we will not exercise our right to cancel the lease. Thus, the lease will continue until at least 2020 when both parties again have the right to cancel the lease. Refer to our lease discussion under the heading Off-Balance Sheet Arrangements below and Note 14. Commitments and Contingencies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information.

•

Our board of directors reinstated our quarterly dividend which had been discontinued in the fourth quarter of 2008. We declared and paid a cash dividend on our common stock of $0.10 per share during the third quarter of 2011 and declared a cash dividend on our common stock of $0.10 per share in December 2011, which was paid in the first quarter of 2012.

•

We amended the unsecured credit facilities obtained in connection with our financings of the Oasis of the Seas and Allure of the Seas to reduce certain of the interest rate costs. See Note 7. Long-Term Debt to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information.

•

TUI Cruises entered into an agreement with STX Finland to build its first newbuild ship, scheduled for delivery in the second quarter of 2014. TUI Cruises has entered into a credit agreement providing financing for up to 80% of the contract price of the ship. TUI Cruises has an option to construct a second ship of the same class, which will expire on October 31, 2012.

Other Items:

•

In February 2012, we entered into an agreement to bareboat charter our ship Ocean Dream to an unrelated party for a period of six years from the transfer date. The charter agreement provides a renewal option exercisable by the unrelated party for an additional four years. We anticipate delivery of Ocean Dream will take place in April 2012.

•

In February 2012, the credit facility we obtained in connection with our purchase of Celebrity Solstice was assigned from Celebrity Solstice Inc., our subsidiary which owns the ship, to Royal Caribbean Cruises Ltd. Similar assignments were simultaneously made from the ship-owning subsidiary level to Royal Caribbean Cruises Ltd. for the facilities relating to Celebrity Equinox, Celebrity Eclipse and Celebrity Silhouette and for the credit agreement relating to Celebrity Reflection, expected to be delivered in the fourth quarter of 2012. Other than the change in borrower, the economic terms of these facilities remain unchanged. These amended facilities each contain covenants substantially similar to the covenants, in our other parent-level ship financing agreements and our revolving credit facilities.

We reported historical total revenues, operating income, net income and earnings per share as shown in the following table (in thousands, except per share data):

	Year Ended December 31,
	2011	2010	2009
Total revenues	$7,537,263	$6,752,504	$5,889,826

Operating income	$931,628	$802,633	$488,511

Net income	$607,421	$515,653	$152,485

Basic earnings per share:
Net income	$2.80	$2.40	$0.71
Diluted earnings per share:
Net income	$2.77	$2.37	$0.71

The following table presents historical operating data as a percentage of total revenues for the last three years:

	Year Ended December 31,
	2011	2010	2009
Passenger ticket revenues	73.3%	72.7%	71.4%
Onboard and other revenues	26.7	27.3	28.6

Total revenues	100.0%	100.0%	100.0%
Cruise operating expenses:
Commissions, transportation and other	17.2%	17.4%	17.5%
Onboard and other	7.1	7.1	7.8
Payroll and related	11.0	11.4	11.6
Food	5.6	5.7	5.9
Fuel	10.1	9.6	10.2
Other operating	14.5	14.8	16.3

Total cruise operating expenses	65.6	66.0	69.1
Marketing, selling and administrative expenses	12.7	12.6	12.9
Depreciation and amortization expenses	9.3	9.5	9.6

Operating income	12.4	11.9	8.3
Other expense	(4.3)	(4.2)	(5.7)

Net income	8.1%	7.6%	2.6%

Selected historical statistical information is shown in the following table:

	Year Ended December 31,
	2011	2010	2009
Passengers Carried	4,850,010	4,585,920	3,970,278
Passenger Cruise Days	34,818,335	32,251,217	28,503,046
APCD	33,235,508	30,911,073	27,821,224
Occupancy	104.8%	104.3%	102.5%

Gross Yields and Net Yields were calculated as follows (in thousands, except APCD and Yields):

	Year Ended December 31,
	2011	2011 On a Constant Currency basis	2010	2009
Passenger ticket revenues	$5,525,904	$5,414,034	$4,908,644	$4,205,709
Onboard and other revenues	2,011,359	1,993,804	1,843,860	1,684,117

Total revenues	7,537,263	7,407,838	6,752,504	5,889,826

Less:
Commissions, transportation and other	1,299,713	1,273,155	1,175,522	1,028,867
Onboard and other	535,501	525,225	480,564	457,772

Net revenues	$5,702,049	$5,609,458	$5,096,418	$4,403,187

APCD	33,235,508	33,235,508	30,911,073	27,821,224
Gross Yields	$226.78	$222.89	$218.45	$211.70
Net Yields	$171.56	$168.78	$164.87	$158.27

Gross Cruise Costs, Net Cruise Costs and Net Cruise Costs Excluding Fuel were calculated as follows (in thousands, except APCD and costs per APCD):

	Year Ended December 31,
	2011	2011 On a Constant Currency basis	2010	2009
Total cruise operating expenses	$4,942,607	$4,885,732	$4,458,076	$4,071,102
Marketing, selling and administrative expenses	960,602	944,584	848,079	761,999

Gross Cruise Costs	5,903,209	5,830,316	5,306,155	4,833,101

Less:
Commissions, transportation and other	1,299,713	1,273,155	1,175,522	1,028,867
Onboard and other	535,501	525,225	480,564	457,772

Net Cruise Costs	$4,067,995	$4,031,936	$3,650,069	$3,346,462

Less:
Fuel	764,758	762,139	646,998	600,203

Net Cruise Costs Excluding Fuel	$3,303,237	$3,269,797	$3,003,071	$2,746,259

APCD	33,235,508	33,235,508	30,911,073	27,821,224
Gross Cruise Costs per APCD	$177.62	$175.42	$171.66	$173.72
Net Cruise Costs per APCD	$122.40	$121.31	$118.08	$120.28
Net Cruise Cost Excluding Fuel per APCD	$99.39	$98.38	$97.15	$98.71

Net Debt-to-Capital was calculated as follows (in thousands):

	As of December 31,
	2011	2010
Long-term debt, net of current portion	$7,856,962	$7,951,187
Current portion of long-term debt	638,891	1,198,929

Total debt	8,495,853	9,150,116
Less: Cash and cash equivalents	262,186	419,929

Net Debt	$8,233,667	$8,730,187

Total shareholders’ equity	$8,407,823	$7,900,752
Total debt	8,495,853	9,150,116

Total debt and shareholders’ equity	16,903,676	17,050,868

Debt-to-Capital	50.3%	53.7%
Net Debt	8,233,667	8,730,187

Net Debt and shareholders’ equity	$16,641,490	$16,630,939

Net Debt-to-Capital	49.5%	52.5%

Outlook

On February 2, 2012, we announced the following initial first quarter and full year 2012 guidance:

Full Year 2012

	As Reported	Constant Currency
Net Yields	Flat to 4%	1% to 5%
Net Cruise Costs per APCD	5% to 6%	6% to 7%
Net Cruise Costs per APCD, excluding Fuel	3% to 4%	4% to 5%
Capacity Increase	2.1%
Depreciation and Amortization	$730 to $750 million
Interest Expense, net	$360 to $380 million
Fuel Consumption (metric tons)	1,354,000
Fuel Expenses	$889 million
Percent Hedged (fwd consumption)	55%
Impact of 10% change in fuel prices	$42 million

EPS	$1.90 to $2.30

First Quarter 2012

	As Reported	Constant Currency
Net Yields	4% to 6%	5% to 7%
Net Cruise Costs per APCD	Approx. 10%	10% to 11%
Net Cruise Costs per APCD, excluding Fuel	5% to 6%	6% to 7%
Capacity Increase	2.5%
Depreciation and Amortization	$175 to $185 million
Interest Expense, net	$82 to $92 million
Fuel Consumption (metric tons)	341,000
Fuel Expenses	$224 million
Percent Hedged (fwd consumption)	53%
Impact of 10% change in fuel prices	$11 million

EPS	$0.10 to $0.20

In providing the above guidance, we noted that prior to the Costa Concordia incident, bookings had been running approximately 5% higher than the same time last year and at higher prices. Immediately after the incident, we experienced a significant decline in new booking activity, but cancellation activity remained at normal levels. We believe the decline in new bookings was driven by the extensive media coverage of the incident and the curtailment of marketing activities by most cruise lines and travel agencies. We also noted that the impact on bookings was the greatest for the first three quarters of 2012, while longer term bookings remained healthy.

Over the last several weeks, media coverage has subsided and normal marketing activity has resumed. During this period, we have continued to experience a slow improvement in year over year revenue build but the pace of bookings is still lower than at the same time last year and lower when compared to the rate of revenue build we were experiencing prior to the tragedy. While booking patterns have not yet stabilized and a high degree of uncertainty remains, our total booked load factors as of the date of this filing are at approximately the same level as at this same time last year and at modestly higher prices.

As is always the case when evaluating booking activity and expectations over diverse itineraries and markets, it is difficult to reduce the volumes of data to a simple pattern. Nevertheless, the general direction and tone of the market so far are consistent with our earlier expectations as indicated in our February 2, 2012 guidance, and our outlook for Net Yields and Net Cruise Costs excluding fuel is essentially unchanged for the first quarter and for the full year of 2012. Furthermore, we continue to believe that the tragedy will not have a significant long-term impact on our business.

In addition, we noted the following changes since our February 2, 2012 announcement:

Fuel Prices Fuel prices have increased since our previous guidance. While we do not forecast fuel prices, based on current at the pump prices net of hedging, our fuel costs for the first quarter and full year of 2012 are estimated to be $229 million and $921 million, respectively.

Currency Impacts The United States dollar has weakened relative to other currencies in which we transact business. A weaker United States dollar tends to improve revenues and, to a lesser extent, increase expenses. The weakening United States dollar thus has had a net positive impact of approximately $0.04 which has offset some of the increased fuel expense.

Capacity There has been one minor change impacting capacity. We previously expected a 2.1% increase in capacity, primarily driven by the addition of Celebrity Silhouette, which entered service during the third quarter of 2011. We recently agreed to charter Pullmantur’s Ocean Dream to a third party for 6 to 10 years beginning in April 2012. This will slightly reduce our capacity growth to about 1.5% in 2012. This change is not expected to have a material impact on our results.

Except for the items noted above, our expectations for 2012 results have not changed materially since our announcement on February 2, 2012.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

In this section, references to 2011 refer to the year ended December 31, 2011 and references to 2010 refer to the year ended December 31, 2010.

Revenues

Total revenues for 2011 increased $784.8 million or 11.6% to $7.5 billion from $6.8 billion in 2010. Approximately $507.8 million of this increase was attributable to a 7.5% increase in capacity. The increase in capacity was primarily due to a full year of revenue generated by Allure of the Seas which entered service in December 2010, the addition of Celebrity Silhouette which entered service in July 2011, and a full year of Celebrity Eclipse which entered service in April 2010. This increase in capacity was partially offset by the sale of Celebrity Mercury to TUI Cruises in February 2011. In addition, approximately $277.0 million of the increase in revenue was driven by an increase in ticket prices and the favorable effect of changes in foreign currency exchange rates related to our revenue transactions denominated in currencies other than the United States dollar. These increases were partially mitigated by the impact of geopolitical events including the political unrest in the Eastern Mediterranean and Northern Africa and the earthquake and related events in Japan which offset pricing improvements in other regions. These events resulted in deployment changes to avoid calling on ports in those areas and pricing reductions to stimulate demand in other areas.

Onboard and other revenues included concession revenues of $273.4 million in 2011 compared to $237.0 million for the same period in 2010. The increase in concession revenues was due to an increase in spending on a per passenger basis and the increase in capacity mentioned above.

Cruise Operating Expenses

Total cruise operating expenses for 2011 increased $484.5 million or 10.9% to $4.9 billion from $4.5 billion for 2010. Approximately $335.2 million of the increase was attributable to the 7.5% increase in capacity mentioned above. Other significant drivers of the increase include an increase in fuel, air and other hotel and vessel expenses and head taxes, as well as the unfavorable effect of changes in foreign currency exchange rates related to our cruise operating expenses denominated in currencies other than the United States dollar. Fuel expenses, which are net of the financial impact of fuel swap agreements, increased 18.4% per metric ton in 2011 as compared to 2010 primarily as a result of increasing fuel prices. The increase in air and other hotel and vessel expenses and head taxes were primarily due to deployment changes.

Marketing, Selling and Administrative Expenses

Marketing, selling and administrative expenses for 2011 increased $112.5 million or 13.3% to $960.6 million from $848.1 million for 2010. The increase was due to an increase in marketing, selling and payroll expenses primarily associated with our international expansion and, to a much lesser extent, an increase in expenses associated with technological innovations.

Depreciation and Amortization expenses

Depreciation and amortization expenses for 2011 increased $58.7 million or 9.1% to $702.4 million from $643.7 million for 2010. The increase is primarily due to a full year of Allure of the Seas which entered service in December 2010, the addition of Celebrity Silhouette which entered service in July 2011, and a full year of Celebrity Eclipse which entered service in April 2010. These increases were partially offset by the sale of Celebrity Mercury to TUI Cruises and the sale of Bleu de France.

Other Income (Expense)

Interest expense, net of interest capitalized, increased to $382.4 million in 2011 from $371.2 million in 2010. The increase was due to a reduction in interest capitalized for ships under construction. Interest capitalized decreased to $14.0 million in 2011 from $28.1 million in 2010 primarily due to a lower average level of investment in ships under construction. Gross interest expense decreased to $396.4 million from $399.3 million in 2010. The decrease was primarily due to lower interest rates partially offset by a higher average debt level.

Other income decreased to $32.9 million in 2011 from $75.0 million in 2010. The $42.1 million decrease in other income was due primarily to an $89.0 million gain recorded from a litigation settlement during 2010 that did not recur in 2011, which was partially offset by:

•	Income on our investments in unconsolidated subsidiaries of $22.2 million in 2011 as compared to income of $0.2 million in 2010, for a net increase of $22.0 million when comparing these periods;

•	A gain on our fuel call options of $18.9 million in 2011 as compared to a loss of $2.8 million in 2010, for a net change of $21.7 million.

Net Yields

Net Yields increased 4.1% in 2011 compared to 2010 primarily due to an increase in ticket prices and the favorable impact of changes in exchange rates, as discussed above. Net Yields per APCD increased 2.4% in 2011 compared to 2010 on a Constant Currency basis.

Net Cruise Costs

Net Cruise Costs increased 11.4% in 2011 compared to 2010 due to the 7.5% increase in capacity and a 3.7% increase in Net Cruise Cost per APCD. The increase in Net Cruise Costs per APCD was primarily driven by an increase in fuel and other hotel and vessel expenses, and to a lesser extent, the unfavorable impact of changes in exchange rates, as discussed above. Net Cruise Costs per APCD increased 2.7% in 2011 compared to 2010 on a Constant Currency basis. Net Cruise Costs Excluding Fuel per APCD increased 2.3% in 2011 compared to 2010. Net Cruise Costs Excluding Fuel per APCD increased 1.3% in 2011 compared to 2010 on a Constant Currency basis.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

In this section, references to 2010 refer to the year ended December 31, 2010 and references to 2009 refer to the year ended December 31, 2009.

Revenues

Total revenues for 2010 increased $862.7 million or 14.6% to $6.8 billion from $5.9 billion in 2009. Approximately $654.1 million of this increase was attributable to an 11.1% increase in capacity. The increase in capacity was primarily due to a full year of service of Oasis of the Seas, which entered service in December 2009, the addition of Celebrity Eclipse which entered service in April 2010, a full year of service of Celebrity Equinox which entered service in July 2009, a full year of service of Pacific Dream, which entered service in May 2009 and the addition of Allure of the Seas, which entered service in December 2010. This increase in capacity was partially offset by the sale of Celebrity Galaxy to TUI Cruises in March 2009, the removal of the Atlantic Star from operation in August 2009 and the sale of Oceanic in April 2009. In addition, approximately $208.6 million of the increase in total revenues was driven by increases in ticket prices and an increase in occupancy from 102.5% in 2009 to 104.3% in 2010. The increase in occupancy was primarily due to improving market conditions, certain itinerary changes and the favorable impact of our newer ships. The increase in occupancy was also due to the absence of the adverse effect caused by the H1N1 virus during the third quarter of 2009 which resulted in selective itinerary modifications and diminished demand for our cruises and tours to Mexico. These increases were partially offset by a decrease in air revenue due to a reduction in guests booking air service through us and an overall decrease in air ticket prices, a decrease in shore excursions revenue on a per passenger basis related to seasonal redeployments and to a decrease in charter revenue due to the termination of the charter to Island Cruises in April 2009. These increases in revenues were also partially offset by the adverse effect of changes in foreign currency exchange rates related to our revenue transactions denominated in currencies other than the United States dollar.

Onboard and other revenues included concession revenues of $237.0 million in 2010 compared to $215.6 million for the same period in 2009. The increase in concession revenues was primarily due to the increase in capacity mentioned above.

Cruise Operating Expenses

Total cruise operating expenses for 2010 increased $387.0 million or 9.5% to $4.5 billion from $4.1 billion for 2009. Approximately $452.1 million of this increase was attributable to the 11.1% increase in capacity mentioned above. The increase was also due to an increase in commissions directly related to the increase in ticket prices. These increases were partially offset by a $30.2 million decrease primarily attributable to lower air expenses, shore excursions expenses and fuel expenses on a per passenger basis, and to a lesser extent, our continued emphasis on cost-containment. The decreases in air expenses and shore excursion expenses were directly related to the decreases in revenue as mentioned above. The decrease in fuel expenses was primarily a result of improved fuel efficiencies related to our newer ships and the favorable effect of fuel swap agreements despite increasing fuel prices. The increase in cruise operating expenses was also partially offset by an estimated $34.9 million decrease related to the favorable effect of changes in foreign currency exchange rates related to our cruise operating expenses denominated in currencies other than the United States dollar.

Marketing, Selling and Administrative Expenses

Marketing, selling and administrative expenses for 2010 increased $86.1 million or 11.3% to $848.1 million from $762.0 million for 2009. The increase was primarily due to an increase in shoreside payroll and benefits due to higher headcount primarily related to our continued international expansion and general increases in compensation.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for 2010 increased $75.5 million or 13.3% to $643.7 million from $568.2 million for 2009. The increase was primarily due to the addition of Oasis of the Seas, the addition of Celebrity Eclipse and a full year of service of Celebrity Equinox. These increases were partially offset by the sale of Celebrity Galaxy to TUI Cruises, the classification of the Atlantic Star as held for sale which, accordingly, was no longer being depreciated and the sale of Oceanic.

Other Income (Expense)

Interest expense, net of interest capitalized, increased to $371.2 million in 2010 from $309.9 million in 2009. Gross interest expense increased to $399.3 million in 2010 from $351.4 million in 2009. The increase was primarily due to a higher average debt level, partially offset by lower interest rates. Interest capitalized decreased to $28.1 million in 2010 from $41.5 million in 2009 primarily due to a lower average level of investment in ships under construction and, to a lesser extent, lower interest rates.

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

Net Cruise Costs

Net Cruise Costs increased 9.1% in 2010 compared to 2009 due to the 11.1% increase in capacity, partially offset by a 1.8% decrease in Net Cruise Cost per APCD. The decrease in Net Cruise Costs per APCD was primarily driven by the decrease in fuel expenses, our continued emphasis on cost-containment and by the absence in 2010 of a $7.1 million loss recognized during the third quarter of 2009 to reduce the carrying value of the Atlantic Star to its fair value less cost to sell when the ship was classified as held for sale. Net Cruise Costs per APCD on a Constant Currency basis remained consistent with Net Cruise Costs per APCD.

Recently Adopted, and Future Application of, Accounting Standards

Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information on Recently Adopted Accounting Standards and Recent Accounting Pronouncements.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash flow generated from operations provides us with a significant source of liquidity. Net cash provided by operating activities decreased $207.3 million to $1.5 billion for 2011 compared to $1.7 billion for 2010. This decrease was primarily a result of the monetization of certain of our interest rate, cross currency and fuel swap agreements which generated approximately $173.0 million of cash during 2010 as compared to $12.2 million in 2011 and to cash received of $68.0 million related to a litigation settlement during 2010, which did not recur in 2011.

Net cash used in investing activities was $924.6 million in 2011 compared to $2.3 billion for 2010. During 2011, our use of cash was primarily related to capital expenditures of $1.2 billion, down from $2.2 billion in 2010. The decrease in capital expenditures during 2011 was due to a decrease in the number of ships delivered in 2011 as compared to 2010. Capital expenditures were primarily related to the delivery of Celebrity Silhouette during 2011 and the delivery of Celebrity Eclipse and Allure of the Seas during 2010. Our utilization of cash from investing activities was offset by the receipt during 2011 of $290.0 million from the sale of Celebrity Mercury and $55.0 million from the sale of Bleu de France. In addition, during 2011, we received $34.3 million in proceeds primarily from the sale of our fuel call options, partially offset by cash paid on settlements on our foreign currency forward contracts of $18.0 million, compared to $91.3 million of cash paid in 2010 on settlements on our foreign currency forward contracts. We also provided approximately $110.7 million in loans to our unconsolidated affiliates during 2011 which did not occur in 2010.

Net cash used in financing activities was $676.5 million for 2011 compared to net cash provided by financing activities of $757.0 million in 2010. This change was primarily due to an increase in repayments of debt of approximately $578.8 million and a decrease in debt facility drawings of $841.9 million. The increase in repayments of debt was primarily due to our prepayment of $200.0 million on our Allure of the Seas unsecured term loan and a repayment of $500.0 million on a senior unsecured note in 2011 as compared to the repayment of $250.0 million on a senior unsecured note in 2010, and to an increase of $65.0 million in repayments on our unsecured revolving credit facilities from $820.0 million in 2010 to $885.0 million in 2011. The $841.9 million decrease in debt facility drawings during 2011 as compared to the same period in 2010 was primarily due to fewer ship deliveries. During 2011, we drew $632.0 million through an unsecured term loan to purchase Celebrity Silhouette and drew $930.0 million on our unsecured revolving credit facilities whereas during 2010, we drew $1.7 billion through unsecured term loans to purchase Celebrity Eclipse and Allure of the Seas and drew $715.0 million on our unsecured revolving credit facilities.

Future Capital Commitments

Our future capital commitments consist primarily of new ship orders. As of December 31, 2011, we have Celebrity Reflection and our Project Sunshine ship under construction for an aggregate additional capacity of approximately 7,100 berths. In addition, in February 2012, we exercised our option to construct a second Project Sunshine ship with a capacity of approximately 4,100 berths which is expected to enter service in the second quarter of 2015.

As of December 31, 2011, the aggregate cost of our ships on order was approximately $2.0 billion, of which we had deposited $185.8 million as of such date. Approximately 43.3% of the aggregate cost was exposed to fluctuations in the euro exchange rate at December 31, 2011. Including our recently ordered second Project Sunshine ship, the aggregate cost of our ships on order is approximately $2.8 billion. These amounts do not include any costs associated with the construction agreement entered into by TUI Cruises to build its first newbuild ship. (See Note 13. Fair Value Measurements and Derivative Instruments and Note 14. Commitments and Contingencies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data).

As of December 31, 2011, we anticipated overall capital expenditures will be approximately $1.2 billion for 2012, $500.0 million for 2013 and $1.1 billion for 2014. Including our recently ordered second Project Sunshine ship, our anticipated capital expenditures will be approximately $1.3 billion for 2012, $600.0 million for 2013, $1.1 billion for 2014 and $1.0 billion for 2015.

Contractual Obligations

As of December 31, 2011, our contractual obligations were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Activities:
Operating lease obligations(1)(2)	$683,121	$65,435	$120,145	$111,147	$386,394
Interest on long-term debt(3)	1,320,548	329,667	453,275	212,909	324,697
Other(4)	746,772	195,680	252,615	140,740	157,737
Investing Activities:
Ship purchase obligations(5)	1,551,904	764,099	787,805	—	—
Financing Activities:
Long-term debt obligations(6)	8,435,771	626,389	3,447,840	2,242,011	2,119,531
Capital lease obligations(7)	60,082	12,502	11,674	4,268	31,638
Other(8)	173,154	43,357	74,663	41,147	13,987

Total	$12,971,352	$2,037,129	$5,148,017	$2,752,222	$3,033,984

(1)	We are obligated under noncancelable operating leases primarily for a ship, offices, warehouses and motor vehicles.
(2)

Under the Brilliance of the Seas lease agreement, we may be required to make a termination payment of approximately £66.8 million, or approximately $103.8 million based on the exchange rate at December 31, 2011, if the lease is canceled in 2020. This amount is included in the more than 5 years column.

(3)

Long-term debt obligations mature at various dates through fiscal year 2027 and bear interest at fixed and variable rates. Interest on variable-rate debt is calculated based on forecasted debt balances, including interest swapped from a fixed-rate to a variable-rate using the applicable rate at December 31, 2011. Debt denominated in other currencies is calculated based on the applicable exchange rate at December 31, 2011. Amounts are based on existing debt obligations and do not consider potential refinancing of expiring debt obligations.

(4)	Amounts represent future commitments with remaining terms in excess of one year to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts.
(5)	Amounts represent contractual obligations with initial terms in excess of one year. Amounts do not include our second Project Sunshine ship which was ordered in February 2012.
(6)	Amounts represent debt obligations with initial terms in excess of one year.
(7)	Amounts represent capital lease obligations with initial terms in excess of one year.
(8)	Amounts represent fees payable to sovereign guarantors in connection with certain of our export credit debt facilities and facility fees on our revolving credit facilities.

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

Off-Balance Sheet Arrangements

In July 2002, we entered into an operating lease denominated in British pound sterling for the Brilliance of the Seas. The lease payments vary based on sterling LIBOR. The lease has a contractual life of 25 years; however, both the lessor and we have certain rights to cancel the lease at years 10 (i.e. 2012) and 18 (i.e. 2020) upon advance notice given approximately one year prior to cancellation. Accordingly, at the inception of the lease, the lease term for accounting purposes was established to be 10 years. In June 2011, the lessor advised us that it would not exercise its right to cancel the lease in 2012 and we subsequently made a determination that we will not exercise our right to cancel the lease in 2012. As a result, we performed a lease classification analysis and concluded that the lease should continue to be classified as an operating lease. In the event of early termination at year 18, we have the option to cause the sale of the vessel at its fair value and to use the proceeds towards the applicable termination payment. Alternatively, we could opt at such time to make a termination payment of approximately £66.8 million, or approximately $103.8 million based on the exchange rate at December 31, 2011 and relinquish our right to cause the sale of the vessel. Under current circumstances we do not believe early termination of this lease is probable.

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

TUI Cruises entered into a construction agreement with STX Finland to build its first newbuild ship that includes certain restrictions on each of our and TUI AG’s ability to reduce our current ownership interest in TUI Cruises below 37.5% through the construction period. In addition, the bank credit facility agreement associated with the financing of the newbuild extends this restriction through 2019.

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

Funding Sources

We have significant contractual obligations of which the capital expenditures associated with our ship purchases and our debt service obligations represent our largest funding needs. We have approximately $2.0 billion in contractual obligations due in 2012 of which approximately $764.1 million relates to the acquisition of the Celebrity Reflection along with progress payments on our first project Project Sunshine ship, $626.4 million relates to debt maturities and $329.7 million relates to interest on our long-term debt. In addition, we have $10.9 billion in contractual obligations due beyond 2012 of which debt maturities, interest on our long-term debt and ship purchase obligations represent $7.8 billion, $991.0 million and $787.8 million, respectively. We have historically relied on a combination of cash flows provided by operations, drawdowns under our available credit facilities, the incurrence of additional debt and/or the refinancing of our existing debt and the issuance of additional shares of equity securities to fund these obligations.

As of December 31, 2011, our liquidity was $1.1 billion consisting of approximately $262.2 million in cash and cash equivalents and $810.0 million available under our unsecured revolving credit facilities. During 2011, we amended and restated our $1.225 billion unsecured revolving credit facility in order to, among other things, reduce the facility amount to $875.0 million and extend the termination date until July 2016. Together with the $525.0 million unsecured revolving credit facility that matures in November 2014, we have total revolving credit capacity of $1.4 billion.

In addition, we had a working capital deficit of $2.1 billion as of December 31, 2011 as compared to our working capital deficit of $2.4 billion as of December 31, 2010. Similar to others in our industry, we operate with a substantial working capital deficit because (1) passenger receipts are primarily paid in advance with a relatively low-level of accounts receivable, (2) rapid turnover results in a limited investment in inventories and (3) voyage-related accounts payable usually become due after receipt of cash from related bookings. In addition, we finance the purchase of our ships through long-term debt instruments. We generate substantial cash flows from operations and our business model, along with our unsecured revolving credit facilities, has historically allowed us to maintain this working capital deficit and still meet our operating, investing and financing needs. We expect that we will continue to have working capital deficits in the future.

Currently, we have on order Celebrity Reflection and two Project Sunshine ships in Germany each of which has committed bank financing arrangements which include sovereign financing guarantees (50% of the loans for our Project Sunshine ships are subject to syndication prior to delivery).

We continue our focus on ensuring adequate cash and liquidity. We are committed to improving our cost focus and continue to implement cost containment initiatives including a number of initiatives to reduce energy consumption and, by extension, fuel costs. These include the design of more fuel efficient ships and the implementation of other hardware and energy efficiencies. We anticipate that our cash flows from operations, our current available credit facilities and our current financing arrangements will be adequate to meet our capital expenditures and debt repayments over the next twelve-month period. In addition, we may elect to fund our contractual obligations through other means if favorable opportunities arise. Our current and anticipated liquidity has also allowed us to reinstate our quarterly dividends. Refer to our discussion in the “Dividends” section below.

If (i) any person other than A. Wilhelmsen AS. and Cruise Associates and their respective affiliates (the “Applicable Group”) acquires ownership of more than 30% of our common stock and the Applicable Group owns less of our common stock than such person, or (ii) subject to certain exceptions, during any 24-month period, a majority of the Board is no longer comprised of individuals who were members of the Board on the first day of such period, we may be obligated to prepay indebtedness outstanding under the majority of our credit facilities, which we may be unable to replace on similar terms. Certain of our outstanding debt securities also contain change of control provisions that would be triggered by the acquisition of greater than 50% of our common stock by a person other than a member of the Applicable Group coupled with a ratings downgrade. If this were to occur, it would have an adverse impact on our liquidity and operations.

Debt Covenants

Our financing agreements contain covenants that require us, among other things, to maintain minimum net worth of at least $5.7 billion, a fixed charge coverage ratio of at least 1.25x and limit our net debt-to-capital ratio to no more than 62.5%. The fixed charge coverage ratio is calculated by dividing net cash from operations for the past four quarters by the sum of dividend payments plus scheduled principal debt payments in excess of any new financings for the past four quarters. Our minimum net worth and maximum net debt-to-capital calculations exclude the impact of accumulated other comprehensive (loss) income on total shareholders’ equity. We are well in excess of all debt covenant requirements as of December 31, 2011. The specific covenants and related definitions can be found in the applicable debt agreements, the majority of which have been previously filed with the Securities and Exchange Commission.

Dividends

In July 2011, our board of directors reinstated our quarterly dividend which had been discontinued beginning in the fourth quarter of 2008. We declared and paid a cash dividend on our common stock of $0.10 per share during the third quarter of 2011 and declared a cash dividend on our common stock of $0.10 per share in December 2011 which was paid the first quarter of 2012.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our long-term debt obligations, including future interest payments, and our operating lease for Brilliance of the Seas. At December 31, 2011, approximately 40% of our long-term debt was effectively fixed and approximately 60% was floating. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense and rent expense.

Market risk associated with our long-term fixed rate debt is the potential increase in fair value resulting from a decrease in interest rates. We use interest rate swap agreements that effectively convert a portion of our fixed-rate debt to a floating-rate basis to manage this risk. At December 31, 2011, we maintained interest rate swap agreements that effectively changed $350.0 million of debt with a fixed rate of 7.25% to a LIBOR-based floating rate equal to LIBOR plus 1.72%, currently approximately 2.49%. Additionally, during 2011 we entered into interest rate swap agreements on the fixed rate portion of our Oasis of the Seas unsecured amortizing term loan. The interest rate swap agreements effectively changed the unamortized balance of the unsecured term loan, which was $350.0 million at inception of the hedge, with a fixed rate of 5.41%, to LIBOR-based floating rate equal to LIBOR plus 3.87%, currently approximately 4.48%.

The estimated fair value of our long-term fixed rate debt at December 31, 2011 was $4.3 billion using quoted market prices, where available, or using the present value of expected future cash flows which incorporates risk profile. The fair value of our fixed to floating interest rate swap agreements was estimated to be an asset of $65.6 million as of December 31, 2011 based on the present value of expected future cash flows. A hypothetical one percentage point decrease in interest rates at December 31, 2011 would increase the fair value of our long-term fixed rate debt by approximately $59.1 million, net of an increase in the fair value of the associated fixed to floating interest rate swap agreements, assuming no changes in foreign currency exchange rates.

Market risk associated with our long-term floating rate debt is the potential increase in interest expense from an increase in interest rates. We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage this risk. A hypothetical one percentage point increase in interest rates would increase our 2012 interest expense by approximately $38.0 million, assuming no change in foreign currency exchange rates. During 2011, we entered into forward-starting interest rate swap agreements that beginning April 2013 effectively convert the interest rate on the Celebrity Reflection unsecured amortizing term loan balance for approximately $627.2 million from LIBOR plus 0.40% to a fixed-rate of 2.85% (inclusive of margin). The fair value of our floating to fixed interest rate swap agreements was estimated to be a liability of $11.6 million as of December 31, 2011 based on the present value of expected future cash flows.

Market risk associated with our operating lease for Brilliance of the Seas is the potential increase in rent expense from an increase in sterling LIBOR rates. Through July 2012, we have effectively changed 49% of the operating lease obligation from a floating rate to a fixed rate obligation with a weighted-average rate of 4.76% through rate fixings with the lessor. A hypothetical one percentage point increase in sterling LIBOR rates would increase our 2012 rent expense by approximately $2.0 million, based on the exchange rate at December 31, 2011.

Foreign Currency Exchange Rate Risk

Our primary exposure to foreign currency exchange rate risk relates to our ship construction contracts denominated in euro and our growing international business operations. We enter into foreign currency forward contracts and cross currency swap agreements to manage portions of the exposure to movements in foreign currency exchange rates.

The estimated fair value as of December 31, 2011 of our euro-denominated forward contracts associated with our ship construction contracts was estimated to be a liability of $36.5 million, based on the present value of expected future cash flows. During 2011, we implemented a strategy for benefiting from anticipated weakness in the euro exchange rate. As part of that strategy we terminated our foreign currency forward contracts for Project Sunshine to allow the exchange rate to float within a predetermined range, essentially creating a floor and a ceiling around our exposure to the euro denominated cost of the vessel. We may adjust the range over time as we feel appropriate. We effected the termination of a portion of the contracts by entering into offsetting foreign currency forward contracts. We paid $8.7 million to terminate the remaining contracts and deferred a loss of $19.7 million within accumulated other comprehensive income

(loss) which we will recognize within depreciation expense over the estimated useful life of the Project Sunshine ship. As a result, approximately 43.3% of the aggregate cost of the ships under construction was exposed to fluctuations in the euro exchange rate at December 31, 2011. A hypothetical 10% strengthening of the euro as of December 31, 2011, assuming no changes in comparative interest rates, would result in a $81.3 million increase in the United States dollar cost of the foreign currency denominated ship construction contracts exposed to fluctuations in the euro exchange rate.

Our growing international business operations subject us to an increasing level of foreign currency exchange risk. We transact business in many different foreign currencies and maintain investments in foreign operations which may expose us to financial market risk resulting from fluctuations in foreign currency exchange rates. Movements in foreign currency exchange rates may affect the translated value of our earnings and cash flows. We manage most of this exposure on a consolidated basis, which allows us to take advantage of any natural offsets. Therefore, weakness in one particular currency might be offset by strengths in other currencies over time. Our earnings are also subject to volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than the United States dollar. To mitigate our foreign currency exchange rate exposure resulting from our net foreign currency denominated monetary assets and liabilities, we maintain cross currency swap agreements, denominate a portion of our debt in our subsidiaries’ and investments’ functional currencies and enter into foreign currency forward contracts.

At December 31, 2011, we maintained cross currency swap agreements that effectively change €150.0 million of our €1.0 billion debt with a fixed rate of 5.625% to $190.9 million of debt at a fixed rate of 6.68%. Consistent with our strategy for benefiting from anticipated weakness in the euro exchange rate and to further increase the portion of our €1.0 billion debt that we utilize as a net investment hedge of our euro denominated investments in foreign operations, during 2011, we terminated €250.0 million of our cross currency swap agreements. Upon termination of these cross currency swaps, we received net cash proceeds of approximately $12.2 million, and we deferred a loss of $3.5 million within accumulated other comprehensive income (loss) which we will recognize within Interest expense, net of capitalized interest over the remaining life of the debt. At December 31, 2011, the estimated fair value of our cross currency swap agreements was an asset of approximately $7.7 million based on the present value of expected future cash flows. A hypothetical 10% strengthening of the euro as of December 31, 2011, assuming no changes in comparative interest rates, would result in an increase in the fair value of the €150.0 million of fixed rate debt by $21.7 million, offset by an increase in the fair value of the cross currency swap agreements of $30.4 million.

We partially address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries’ and investments’ functional currencies. Specifically, we have assigned debt of €665.0 million, or approximately $863.2 million as a hedge of our net investment in foreign operations. Accordingly, we have included approximately $13.2 million of foreign-currency transaction gains in the foreign currency translation adjustment component of accumulated other comprehensive income (loss) at December 31, 2011. A hypothetical 10% increase or decrease in the December 31, 2011 foreign currency exchange rate would increase or decrease the fair value of our assigned debt by $92.1 million, which would be offset by a corresponding decrease or increase in the United States dollar value of our net investment.

Lastly, during 2011, we entered into foreign currency forward contracts to minimize volatility in earnings resulting from the remeasurement of net monetary assets and payables denominated in a currency other than the United States dollar. On a weekly basis, we enter into an average of approximately $262.0 million of these foreign currency forward contracts. These instruments generally settle on a weekly basis and are not designated as hedging instruments. Changes in the fair value of the foreign currency forward contracts are recognized in earnings within other income (expense) in our consolidated statements of operations.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices primarily relates to the consumption of fuel on our ships. Fuel cost (net of the financial impact of fuel swap agreements), as a percentage of our total revenues, was approximately 10.1% in 2011, 9.6% in 2010 and 10.2% in 2009. We use a range of instruments including fuel swap agreements and fuel call options to mitigate the financial impact of fluctuations in fuel prices. During 2011, we terminated 100% of our fuel call options maturing in 2011 and 2012 in order to monetize previously recorded gains pertaining to the fuel call options’ fair value prior to their expiration. Upon termination of these options, we recognized a gain of approximately $7.3 million and received net cash proceeds of approximately $34.3 million.

As of December 31, 2011, we had fuel swap agreements to pay fixed prices for fuel with an aggregate notional amount of approximately $1.1 billion, maturing through 2015. The fuel swap agreements represent 55% of our projected 2012 fuel requirements, 47% of our projected 2013 fuel requirements, 30% of our projected 2014 fuel requirements and 20% of our projected 2015 fuel requirements. The estimated fair value of these contracts at December 31, 2011 was estimated to be an asset of $79.8 million. As of December 31, 2011, we had fuel call options on a total of 1.0 million barrels which mature in 2013. The fuel call options represent 9% of our projected 2013 fuel requirements. The estimated fair value of these contracts at December 31, 2011 was an asset of approximately $16.4 million. We estimate that a hypothetical 10% increase in our weighted-average fuel price from that experienced during the year ended December 31, 2011 would increase our 2012 fuel cost by approximately $42.0 million, net of the impact of fuel swap agreements.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011. The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, the independent registered certified public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in its report, which is included herein on page F-2.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except for information concerning executive officers (called for by Item 401(b) of Regulation S-K), which is included in Part I of this Annual Report on Form 10-K, the information required by Items 10, 11, 12, 13 and 14 is incorporated herein by reference to the Royal Caribbean Cruises Ltd. definitive proxy statement (the “Proxy Statement”) to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year. Please refer to the following sections in the Proxy Statement for more information regarding our corporate governance: “Corporate Governance”; “Proposal 1 – Election of Directors”; and “Certain Relationships and Related Party Transactions”. Copies of the Proxy Statement can be obtained through our Investor Relations website at www.rclinvestor.com (please see “Financial Reports” under “Financial Information”); by contacting our Investor Relations department at 1050 Caribbean Way, Miami, Florida 33132 – telephone (305) 982-2625; or by visiting the SEC’s website at www.sec.gov.

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, including our executive officers, and our directors. This document is posted on our website at www.rclinvestor.com. None of the websites referenced in this Annual Report on Form 10-K or the information contained therein is incorporated herein by reference.

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
(Registrant)

By: /s/ BRIAN J. RICE
Brian J. Rice
Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

February 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 29, 2012.

/s/	RICHARD D. FAIN
Richard D. Fain
Director, Chairman and Chief Executive Officer (Principal Executive Officer)

/s/	BRIAN J. RICE
Brian J. Rice
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/	HENRY L. PUJOL
Henry L. Pujol
Vice President and Corporate Controller
(Principal Accounting Officer)

*
Morten Arntzen
Director

*
Bernard W. Aronson
Director

*
William L. Kimsey
Director

*
Vagn O. Sørensen
Director

*
Gert W. Munthe
Director

Eyal M. Ofer
Director

*
Thomas J. Pritzker
Director

*
William K. Reilly
Director

*
Bernt Reitan
Director

*
Arne Alexander Wilhelmsen
Director

*By:	/s/	BRIAN J. RICE
Brian J. Rice, as Attorney-in-Fact

INDEX TO EXHIBITS

Exhibits 10.15 through 10.31 represent management compensatory plans or arrangements.

Exhibit	Description

3.1	— Restated Articles of Incorporation of the Company, as amended (composite) (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3, File No. 333-158161, filed with the Securities and Exchange Commission (the “Commission”)) on March 23, 2009.

3.2	— Restated By-Laws of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 31, 2006).

4.1	— Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York Trust Company, N.A., successor to NationsBank of Georgia, National Association, as Trustee (incorporated by reference to Exhibit 2.4 to the Company’s 1994 Annual Report on Form 20-F, File No. 1-11884).

4.2	— Sixth Supplemental Indenture dated as of October 14, 1997 to Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 2.11 to the Company’s 1997 Annual Report on Form 20-F, File No. 1-11884).

4.3	— Seventh Supplemental Indenture dated as of March 16, 1998 to Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 2.12 to the Company’s 1997 Annual Report on Form 20-F, File No. 1-11884).

4.4	— Eighth Supplemental Indenture dated as of March 16, 1998 to Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 2.13 to the Company’s 1997 Annual Report on Form 20-F, File No. 1-11884).

4.5	— Thirteenth Supplemental Indenture dated as of November 21, 2003 to Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 2.14 to the Company’s 2003 Annual Report on Form 20-F, File No. 1-11884.)

4.6	— Fourteenth Supplemental Indenture dated as of June 12, 2006 to Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.13 to the Company’s 2006 Annual Report on Form 10-K).

4.7	— Fifteenth Supplemental Indenture dated as of June 12, 2006 to Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.14 to the Company’s 2006 Annual Report on Form 10-K).

4.8	— Form of Indenture dated as of July 31, 2006 between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 333-136186) filed with the Commission on July 31, 2006).

4.9	— Indenture dated as of January 25, 2007 among the Company, as issuer, The Bank of New York, as trustee, transfer agent, principal paying agent and security registrar, and AIB/BNY Fund Management (Ireland) Limited, as Irish paying agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2007).

4.10	— First Supplemental Indenture dated as of July 6, 2009 between the Company, as issuer, and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 2, 2009).

10.1	— Amended and Restated Registration Rights Agreement dated as of July 30, 1997 among the Company, A. Wilhelmsen AS., Cruise Associates, Monument Capital Corporation, Archinav Holdings, Ltd. and Overseas Cruiseship, Inc. (incorporated by reference to Exhibit 2.20 to the Company’s 1997 Annual Report on Form 20-F, File No. 1-11884).

10.2	— Assignment and Amendment to the US$875,000,000 Amended and Restated Credit Agreement dated as of July 15, 2011 among the Company, the various financial institutions party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 19, 2011).

10.3	— US$525,000,000 Credit Agreement, dated as of November 19, 2010, as amended, among the Company, the various financial institutions as are or shall become parties thereto and Nordea Bank Finland plc, New York Branch, as administrative agent for the lender parties (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 19, 2010 and Exhibit 10.9 to the Company’s 2010 Annual Report on Form 10-K).

10.4	— Assignment and Amendment Deed to Hull No. 677 Credit Agreement, dated as of February 17, 2012, among Celebrity Eclipse Inc., the Company and KfW IPEX-BANK GMBH, in its capacity as agent for Hermes, administrative agent and lender*

10.5	— Assignment and Amendment Deed to Hull No. 679 Credit Agreement, dated as of February 17, 2012, among Celebrity Silhouette Inc., the Company and KfW IPEX-BANK GMBH, in its capacity as agent for Hermes, administrative agent and lender*

10.6	— Assignment and Amendment Deed to Hull No. 691 Credit Agreement, dated as of February 17, 2012, among Celebrity Solstice V Inc., the Company and KfW IPEX-BANK GMBH, in its capacity as agent for Hermes, administrative agent and lender*

10.7	— Credit Agreement dated as of May 7, 2009, amended and restated as of October 9, 2009, as amended, among Oasis of the Seas Inc., the Company as guarantor, various financial institutions and BNP Paribas, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 13, 2009, Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 and Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011).

10.8	— Credit Agreement dated as of March 15, 2010, as amended, among Allure of the Seas Inc., as borrower, Royal Caribbean Cruises Ltd. as guarantor, various financial institutions and Skandinaviska Enskilda Banken AB (publ), as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 19, 2010, Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 and Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011).

10.9	— Hull No. S-697 Credit Agreement, dated as of June 8, 2011, between Company, the Lenders from time to time party thereto and KfW-IPEX-Bank GmbH, as Hermes Agent, Facility Agent and Initial Mandated Lead Arranger (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 10, 2011).

10.10	— Amendment Agreement in connection with the Credit Agreement in respect of Hull No. S-698, dated as of February 17, 2012, between the Company, the Lenders from time to time party thereto and KfW-IPEX-Bank GmbH, as Hermes Agent, Facility Agent and Initial Mandated Lead Arranger*

10.11	— Office Building Lease Agreement dated July 25, 1989 between Miami-Dade County and the Company, as amended (incorporated by reference to Exhibits 10.116 and 10.117 to the Company’s Registration Statement on Form F-1, File No. 33-46157, filed with the Commission and Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 5, 2011).

10.12	— Office Building Lease Agreement dated January 18, 1994 between Miami-Dade County and the Company (incorporated by reference to Exhibit 2.13 to the Company’s 1993 Annual Report on Form 20-F, File No. 1-11884 and Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 5, 2011).

10.13	— Multi-Tenant Office Lease Agreement dated May 3, 2000, as amended through January 26, 2010, between the Company and RT Miramar II, LLC (incorporated by reference to Exhibit 4.6 to the Company’s 2003 Annual Report on Form 20-F and Exhibit 10.17 to the Company’s 2009 Annual Report on Form 10-K).

10.14	— Lease Agreement dated January 24, 2005, as amended through March 20, 2006, between the Company and RC Springfield 2007, LLC (formerly Workstage-Oregon, LLC) (incorporated by reference to Exhibit 10.7 to the Company’s 2004 Annual Report on Form 10-K, Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and Exhibit 10.12 to the Company’s 2007 Annual Report on Form 10-K).

10.15	— Lease dated August 30, 2006 between DV3 Addlestone Limited, RCL Investments Ltd. (formerly Harmony Investments (Global) Limited) and the Company (incorporated by reference to Exhibit 10.12 to the Company’s 2006 Annual Report on Form 10-K).

10.16	— Royal Caribbean Cruises Ltd. 2000 Stock Award Plan, as amended and restated through September 18, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 8, 2005 and Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 22, 2006).

10.17	— Royal Caribbean Cruises Ltd. 2008 Equity Incentive Plan, as amended by Amendment No. 1 dated as of May 20, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 and Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010).

10.18	— Form of Royal Caribbean Cruises Ltd. 2008 Equity Incentive Plan Stock Option Award Agreement — Incentive Options (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).

10.19	— Form of Royal Caribbean Cruises Ltd. 2008 Equity Incentive Plan Stock Option Award Agreement—Nonqualified shares (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).

10.20	— Form of Royal Caribbean Cruises Ltd. 2008 Equity Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).

10.21	— Form of Royal Caribbean Cruises Ltd. 2008 Equity Incentive Plan Restricted Stock Unit Agreement—Director Grants (incorporated by reference to Exhibit 10.31 to the Company’s 2010 Annual Report on Form 10-K).

10.22	— Form of Royal Caribbean Cruises Ltd. 2008 Equity Incentive Plan Performance Share Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 22, 2012).

10.23	— Employment Agreement dated July 25, 2007, amended as of December 19, 2008, between the Company and Richard D. Fain (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 and Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2008).

10.24	— Employment Agreement dated July 25, 2007 between the Company and Adam M. Goldstein (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).

10.25	— Employment Agreement dated July 25, 2007 between Celebrity Cruises Inc. and Daniel J. Hanrahan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).

10.26	— Employment Agreement dated July 25, 2007 between the Company and Brian J. Rice (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).

10.27	— Employment Agreement dated July 25, 2007 between the Company and Harri U. Kulovaara (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).

10.28	— Description of consulting arrangement between the Company and William K. Reilly (incorporated by reference to Exhibit 10.16 to the Company’s 2004 Annual Report on Form 10-K).

10.29	— Royal Caribbean Cruises Ltd. Executive Short-Term Bonus Plan dated as of September 12, 2008, as amended (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011).

10.30	— Royal Caribbean Cruises Ltd. et. al. Non Qualified Deferred Compensation Plan, formerly Royal Caribbean Cruises Ltd. et. al. Non Qualified 401(k) Plan, as amended through November 11, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 8, 2005, Exhibit 10.29 to the Company’s 2006 Annual Report on Form 10-K, Exhibit 10.28 to the Company’s 2007 Annual Report on Form 10-K, Exhibit 10.29 to the Company’s 2007 Annual Report on Form 10-K and Exhibit 10.36 to the Company’s 2008 Annual Report on Form 10-K).

10.31	— Royal Caribbean Cruises Ltd. Supplemental Executive Retirement Plan as amended through November 11, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 8, 2005, Exhibit 10.31 to the Company’s 2006 Annual Report on Form 10-K, Exhibit 10.31 to the Company’s 2007 Annual Report on Form 10-K, Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 and Exhibit 10.38 to the Company’s Annual Report on Form 10-K).

10.32	— Summary of Royal Caribbean Cruises Ltd. Board of Directors Compensation (incorporated by reference to Exhibit 10.29 to the Company’s 2010 Annual Report on Form 10-K).

10.33	— Cruise Policy effective as of October 3, 2007 for Members of the Board of Directors of the Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007).

12.1	— Statement regarding computation of fixed charge coverage ratio*

21.1	— List of Subsidiaries*

23.1	— Consent of PricewaterhouseCoopers LLP, an independent registered certified public accounting firm.*

23.2	— Consent of Drinker Biddle & Reath LLP*

24.1	— Power of Attorney*

31.1	— Certification of Richard D. Fain required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.*

31.2	— Certification of Brian J. Rice required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934*

32.1	— Certification of Richard D. Fain and Brian J. Rice pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code**

* Filed herewith
** Furnished herewith

Interactive Data File

101*—The following financial statements from Royal Caribbean Cruises LTD.’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on February 29, 2011, formatted in XBRL, as follows:

(i) the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009;

(ii) the Consolidated Balance Sheets at December 31, 2011 and 2010;

(iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009;

(iv) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009; and

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

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Royal Caribbean Cruises, Ltd. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Miami, Florida

February 29, 2012

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
	(in thousands, except per share data)
Passenger ticket revenues	$5,525,904	$4,908,644	$4,205,709
Onboard and other revenues	2,011,359	1,843,860	1,684,117

Total revenues	7,537,263	6,752,504	5,889,826

Cruise operating expenses:
Commissions, transportation and other	1,299,713	1,175,522	1,028,867
Onboard and other	535,501	480,564	457,772
Payroll and related	825,676	767,586	681,852
Food	424,308	388,205	345,272
Fuel	764,758	646,998	600,203
Other operating	1,092,651	999,201	957,136

Total cruise operating expenses	4,942,607	4,458,076	4,071,102
Marketing, selling and administrative expenses	960,602	848,079	761,999
Depreciation and amortization expenses	702,426	643,716	568,214

	6,605,635	5,949,871	5,401,315

Operating Income	931,628	802,633	488,511

Other income (expense):
Interest income	25,318	9,243	7,016
Interest expense, net of interest capitalized	(382,416)	(371,207)	(309,948)
Other income (expense)	32,891	74,984	(33,094)

	(324,207)	(286,980)	(336,026)

Net Income	$607,421	$515,653	$152,485

Basic Earnings per Share:
Net income	$2.80	$2.40	$0.71

Diluted Earnings per Share:
Net income	$2.77	$2.37	$0.71

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2011	2010
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$262,186	$419,929
Trade and other receivables, net	292,447	266,710
Inventories	144,553	126,797
Prepaid expenses and other assets	185,460	145,144
Derivative financial instruments	84,642	56,491

Total current assets	969,288	1,015,071
Property and equipment, net	16,934,817	16,771,677
Goodwill	746,537	759,328
Other assets	1,153,763	1,107,753

	$19,804,405	$19,653,829

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$638,891	$1,198,929
Accounts payable	304,623	249,047
Accrued interest	123,853	160,906
Accrued expenses and other liabilities	564,272	553,218
Customer deposits	1,436,003	1,283,073

Total current liabilities	3,067,642	3,445,173
Long-term debt	7,856,962	7,951,187
Other long-term liabilities	471,978	356,717
Commitments and contingencies (Note 14)
Shareholders’ equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 227,366,165 and 226,211,731 shares issued, December 31, 2011 and December 31, 2010, respectively)	2,276	2,262
Paid-in capital	3,071,759	3,027,130
Retained earnings	5,823,430	5,259,998
Accumulated other comprehensive (loss) income	(75,938)	25,066
Treasury stock (10,308,683 common shares at cost, December 31, 2011 and December 31, 2010)	(413,704)	(413,704)

Total shareholders’ equity	8,407,823	7,900,752

	$19,804,405	$19,653,829

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Operating Activities
Net income	$607,421	$515,653	$152,485
Adjustments:
Depreciation and amortization	702,426	643,716	568,214
(Gain) loss on fuel call options	(18,920)	2,826	2,538
Changes in operating assets and liabilities:
Decrease (increase) in trade and other receivables, net	87,872	146,498	(3,633)
Increase in inventories	(18,423)	(20,274)	(11,295)
Increase in prepaid expenses and other assets	(17,052)	(10,954)	(3,085)
Increase (decrease) in accounts payable	56,755	(15,507)	16,424
(Decrease) increase in accrued interest	(28,553)	13,359	18,668
Increase in accrued expenses and other liabilities	25,318	71,969	16,258
Increase in customer deposits	19,482	135,975	32,038
Cash received on early settlement of derivative financial instruments	12,200	172,993	—
Dividends received from unconsolidated affiliates	21,147	—	—
Other, net	6,066	6,765	56,269

Net cash provided by operating activities	1,455,739	1,663,019	844,881

Investing Activities
Purchases of property and equipment	(1,173,626)	(2,187,189)	(2,477,549)
Cash received (paid) on settlement of derivative financial instruments	16,307	(91,325)	110,830
Loans and equity contributions to unconsolidated affiliates	(110,660)	—	(181,683)
Proceeds from sale of ships	345,000	—	290,928
Other, net	(1,586)	(9,404)	(16,983)

Net cash used in investing activities	(924,565)	(2,287,918)	(2,274,457)

Financing Activities
Debt proceeds	1,578,368	2,420,262	2,317,158
Debt issuance costs	(84,381)	(90,782)	(61,157)
Repayments of debt	(2,179,046)	(1,600,265)	(948,467)
Dividends paid	(21,707)	—	—
Proceeds from exercise of common stock options	19,463	26,158	569
Other, net	10,788	1,587	4,103

Net cash (used in) provided by financing activities	(676,515)	756,960	1,312,206

Effect of exchange rate changes on cash	(12,402)	3,249	(889)
Net (decrease) increase in cash and cash equivalents	(157,743)	135,310	(118,259)
Cash and cash equivalents at beginning of year	419,929	284,619	402,878

Cash and cash equivalents at end of year	$262,186	$419,929	$284,619

Supplemental Disclosures
Cash paid during the year for:
Interest, net of amount capitalized	$360,892	$297,477	$288,458

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	(in thousands)
Balances at January 1, 2009	2,239	2,952,540	4,592,529	(319,936)	(424,360)	6,803,012
Issuance under employee related plans	4	20,955	—	—	—	20,959
Distribution of Rabbi Trust shares	—	—	—	—	10,656	10,656
Changes related to cash flow derivative hedges	—	—	—	458,220	—	458,220
Change in defined benefit plans	—	—	—	(2,562)	—	(2,562)
Foreign currency translation adjustments	—	—	—	47,011	—	47,011
Net income	—	—	152,485	—	—	152,485

Balances at December 31, 2009	2,243	2,973,495	4,745,014	182,733	(413,704)	7,489,781
Issuance under employee related plans	19	53,635	—	—	—	53,654
Dividends declared by Pullmantur Air, S.A.[1]	—	—	(669)	—	—	(669)
Changes related to cash flow derivative hedges	—	—	—	(123,180)	—	(123,180)
Change in defined benefit plans	—	—	—	(5,422)	—	(5,422)
Foreign currency translation adjustments	—	—	—	(29,065)	—	(29,065)
Net income	—	—	515,653	—	—	515,653

Balances at December 31, 2010	$2,262	$3,027,130	$5,259,998	$25,066	$(413,704)	$7,900,752
Issuance under employee related plans	14	44,629	—	—	—	44,643
Common Stock dividends	—	—	(43,435)	—	—	(43,435)
Dividends declared by Pullmantur Air, S.A.[1]	—	—	(554)	—	—	(554)
Changes related to cash flow derivative hedges	—	—	—	(76,106)	—	(76,106)
Change in defined benefit plans	—	—	—	(6,698)	—	(6,698)
Foreign currency translation adjustments	—	—	—	(18,200)	—	(18,200)
Net income	—	—	607,421	—	—	607,421

Balances at December 31, 2011	$2,276	$3,071,759	$5,823,430	$(75,938)	$(413,704)	$8,407,823

[1]	Dividends declared by Pullmantur Air, S.A. to its non-controlling shareholder. See Note 6. Other Assets for further information regarding Pullmantur Air, S.A.’s ownership structure.

Comprehensive income is as follows (in thousands):	Year Ended December 31,
	2011	2010	2009
Net income	$607,421	$515,653	$152,485
Changes related to cash flow derivative hedges	(76,106)	(123,180)	458,220
Change in defined benefit plans	(6,698)	(5,422)	(2,562)
Foreign currency translation adjustments	(18,200)	(29,065)	47,011

Total comprehensive income	$506,417	$357,986	$655,154

The following tables summarize activity in accumulated other comprehensive income (loss) related to derivatives designated as cash flow hedges, change in defined benefit plans and the foreign currency translation adjustments (in thousands):

	Year Ended December 31,
	2011	2010	2009
Accumulated net gain (loss) on cash flow derivative hedges at beginning of year	$42,848	$166,028	$(292,192)
Net (loss) gain on cash flow derivative hedges	70,480	(54,877)	376,128
Net (gain) loss reclassified into earnings	(146,586)	(68,303)	82,092

Accumulated net gain (loss) on cash flow derivative hedges at end of year	$(33,258)	$42,848	$166,028

	Changes related to cash flow derivative hedges	Change in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)
Accumulated other comprehensive gain at beginning of the year	$42,848	$(23,558)	$5,776	$25,066
Current-period change	(76,106)	(6,698)	(18,200)	(101,004)

Accumulated other comprehensive gain at end of year	$(33,258)	$(30,256)	$(12,424)	$(75,938)

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. General

Description of Business

We are a global cruise company. We own five cruise brands, Royal Caribbean International, Celebrity Cruises, Pullmantur, Azamara Club Cruises, and CDF Croisières de France with a combined total of 39 ships in operation at December 31, 2011. Our ships operate on a selection of worldwide itineraries that call on approximately 460 destinations. In addition, we have a 50% investment in a joint venture which operates the brand TUI Cruises with TUI AG, a German-based multinational travel and tourism company.

Basis for Preparation of Consolidated Financial Statements

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Estimates are required for the preparation of financial statements in accordance with these principles. Actual results could differ from these estimates.

All significant intercompany accounts and transactions are eliminated in consolidation. We consolidate entities over which we have control, usually evidenced by a direct ownership interest of greater than 50%, and variable interest entities where we are determined to be the primary beneficiary. See Note 6. Other Assets for further information regarding our variable interest entities. For affiliates we do not control but over which we have significant influence on financial and operating policies, usually evidenced by a direct ownership interest from 20% to 50%, the investment is accounted for using the equity method. We consolidate the operating results of Pullmantur and its wholly-owned subsidiary, CDF Croisières de France, on a two-month lag to allow for more timely preparation of our consolidated financial statements. No material events or transactions affecting Pullmantur or CDF Croisières de France have occurred during the two-month lag period of November 2011 and December 2011 that would require disclosure or adjustment to our consolidated financial statements as of December 31, 2011.

Revision of Prior Period Financial Statements

In connection with the preparation of our consolidated financial statements for the second quarter of 2011, we identified and corrected errors in the manner in which we were amortizing guarantee fees related to three outstanding export credit agency guaranteed loans, and to a much lesser extent, fees associated with our revolving credit facilities. Previously, these fees were amortized on a straight-line basis over the life of the respective loan. Following identification of the errors, in the second quarter of 2011 we corrected our method of amortizing these guarantee fees based on the timing of their payment, which payments are made semi-annually and vary in amount depending on a number of factors, including the relevant outstanding loan balance and our credit rating. In accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), we assessed the materiality of the errors and concluded that the errors were not material to any of our previously issued financial statements. In accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), we have revised all affected periods. These non-cash errors did not impact our operating income or cash flows for any prior period.

The following table presents the effects of the revision on the Company’s Consolidated Statements of Operations for the respective annual periods. Please refer to Note 16. Quarterly Selected Financial Data (Unaudited) for the respective quarterly periods.

	Year Ended December 31, 2010			Year Ended December 31, 2009
	(in thousands, except per share data)
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Interest expense, net of interest capitalized	$(339,393)	$(31,814)	$(371,207)	$(300,012)	$(9,936)	$(309,948)
Total other expense	(255,166)	(31,814)	(286,980)	(326,090)	(9,936)	(336,026)
Net Income	547,467	(31,814)	515,653	162,421	(9,936)	152,485
Earnings per Share:
Basic	$2.55	$(0.15)	$2.40	$0.76	$(0.05)	$0.71
Diluted	$2.51	$(0.15)	$2.37	$0.75	$(0.05)	$0.71

The following table presents the effect the revision had on the Consolidated Balance Sheet at December 31, 2010:

	As of December 31, 2010
	(in thousands)
	As Previously Reported	Adjustment	As Revised
Property and equipment, net	$16,769,181	$2,496	$16,771,677
Other assets	1,151,324	(43,571)	1,107,753
Total assets	19,694,904	(41,075)	19,653,829
Accrued expenses and other liabilities	552,543	675	553,218
Total current liabilities	3,444,498	675	3,445,173
Retained earnings	5,301,748	(41,750)	5,259,998
Total shareholders’ equity	7,942,502	(41,750)	7,900,752
Total liabilities and shareholders’ equity	19,694,904	(41,075)	19,653,829

The correction did not have an effect on the Company’s total operating cash flows. The following table presents the effect on the individual line items within operating cash flows on the Company’s Consolidated Statement of Cash Flows for December 31, 2010 and 2009:

	Year Ended December 31, 2010				Year Ended December 31, 2009
	(in thousands)
	As Previously Reported	Adjustment	Reclassification[1]	As Revised	As Previously Reported	Adjustment	Reclassification[1]	As Revised
Net Income	$547,467	$(31,814)	$—	$515,653	$162,421	$(9,936)	$—	$152,485
Increase in accrued expenses and other liabilities	72,161	(192)	—	71,969	15,391	867	—	16,258
Other, net	(22,415)	32,006	(2,826)	6,765	49,738	9,069	(2,538)	56,269

[1]	Please refer to Note 2. Summary of Significant Accounting Policies for discussion.

Note 2. Summary of Significant Accounting Policies

Revenues and Expenses

Deposits received on sales of passenger cruises are initially recorded as customer deposit liabilities on our balance sheet. Customer deposits are subsequently recognized as passenger ticket revenues, together with revenues from onboard and other goods and services and all associated direct costs of a voyage, upon completion of voyages with durations of ten days or less, and on a pro-rata basis for voyages in excess of ten days. Revenues and expenses include port costs that vary with guest head counts. The amounts included in passenger ticket revenues on a gross basis were $442.9 million, $398.0 million and $303.2 million for the years 2011, 2010 and 2009, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash and marketable securities with original maturities of less than 90 days.

Inventories

Inventories consist of provisions, supplies and fuel carried at the lower of cost (weighted-average) or market.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. We capitalize interest as part of the cost of acquiring certain assets. Improvement costs that we believe add value to our ships are capitalized as additions to the ship and depreciated over the shorter of the improvements’ estimated useful lives or that of the associated ship. The estimated cost and accumulated depreciation of replaced or refurbished ship components are written off and any resulting losses are recognized in cruise operating expenses. Liquidated damages received from shipyards as a result of the late delivery of a new ship are recorded as reductions to the cost basis of the ship.

Depreciation of property and equipment is computed using the straight-line method over the estimated useful life of the asset. The useful lives of our ships are generally 30 years, net of a 15% projected residual value. The 30 year useful life of our newly constructed ships and 15% associated residual value are both based on the weighted-average of all major components of a ship. Depreciation for assets under capital leases is computed using the shorter of the lease term or related asset life. (See Note 5. Property and Equipment.)

Depreciation of property and equipment is computed utilizing the following useful lives:

Years
Ships	30
Ship improvements	Shorter of remaining ship life or useful life (3-20)
Buildings and improvements	10-40
Computer hardware and software	3-5
Transportation equipment and other	3-30
Leasehold improvements	Shorter of remaining lease term or useful life (3-30)

We review long-lived assets for impairment whenever events or changes in circumstances indicate, based on estimated undiscounted future cash flows, that the carrying amount of these assets may not be fully recoverable. We evaluate asset impairment for our ships on an individual basis in accordance with ASC 360-

10-35-23, (Property, Plant and Equipment), which requires that, for purposes of recognition and measurement of an impairment loss, long-lived assets be grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The lowest level for which we maintain identifiable cash flows that are independent of the cash flows of other assets and liabilities is at the ship level.

We use the deferral method to account for drydocking costs. Under the deferral method, drydocking costs incurred are deferred and charged to expense on a straight-line basis over the period to the next scheduled drydock, which we estimate to be a period of thirty to sixty months based on the vessel’s age as required by Class. Deferred drydock costs consist of the costs to drydock the vessel and other costs incurred in connection with the drydock which are necessary to maintain the vessel’s Class certification. Class certification is necessary in order for our cruise ships to be flagged in a specific country, obtain liability insurance and legally operate as passenger cruise ships. The activities associated with those drydocking costs cannot be performed while the vessel is in service and, as such, are done during a drydock as a planned major maintenance activity. The significant deferred drydock costs consist of hauling and wharfage services provided by the drydock facility, hull inspection and related activities (e.g. scraping, pressure cleaning, bottom painting), maintenance to steering propulsion, stabilizers, thruster equipment and ballast tanks, port services such as tugs, pilotage and line handling, and freight associated with these items. We perform a detailed analysis of the various activities performed for each drydock and only defer those costs that are directly related to planned major maintenance activities necessary to maintain Class. The costs deferred are not otherwise routinely periodically performed to maintain a vessel’s designed and intended operating capability. Repairs and maintenance activities are charged to expense as incurred.

Goodwill

Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets acquired. We review goodwill for impairment at the reporting unit level annually or, when events or circumstances dictate, more frequently. The impairment review for goodwill consists of a qualitative assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount, followed by a two-step process of determining the fair value of the reporting unit and comparing it to the carrying value of the net assets allocated to the reporting unit. Factors to consider when performing the qualitative assessment include general economic conditions, limitations on accessing capital, changes in forecasted operating results, changes in fuel prices and fluctuations in foreign exchange rates. If the qualitative assessment demonstrates that it is more-likely-than-not that the estimated fair value of the reporting unit exceeds its carrying value, it is not necessary to perform the two-step goodwill impairment test. We began performing this qualitative assessment in the fourth quarter of 2011 as allowable per the newly issued authoritative guidance described under the heading Recently Adopted Accounting Standards below. We may elect to bypass the qualitative assessment and proceed directly to step one, for any reporting unit, in any period. We can resume the qualitative assessment for any reporting unit in any subsequent period. When performing the two-step process, if the fair value of the reporting unit exceeds its carrying value, no further analysis or write-down of goodwill is required. If the fair value of the reporting unit is less than the carrying value of its net assets, the implied fair value of the reporting unit is allocated to all its underlying assets and liabilities, including both recognized and unrecognized tangible and intangible assets, based on their fair value. If necessary, goodwill is then written down to its implied fair value.

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

Contingencies—Litigation

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

Advertising Costs

Advertising costs are expensed as incurred except those costs which result in tangible assets, such as brochures, which are treated as prepaid expenses and charged to expense as consumed. Advertising costs consist of media advertising as well as brochure, production and direct mail costs. Media advertising was $193.7 million, $166.0 million and $152.2 million, and brochure, production and direct mail costs were $124.3 million, $104.1 million and $92.0 million for the years 2011, 2010 and 2009, respectively.

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

The foreign-currency transaction gain or loss of our non-derivative financial instruments designated as hedges of our net investment in our foreign operations or investments are recognized as a component of accumulated other comprehensive (loss) income along with the associated foreign currency translation adjustment of the foreign operation.

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

Foreign Currency Translations and Transactions

We translate assets and liabilities of our foreign subsidiaries whose functional currency is the local currency, at exchange rates in effect at the balance sheet date. We translate revenues and expenses at weighted-average exchange rates for the period. Equity is translated at historical rates and the resulting foreign currency translation adjustments are included as a component of accumulated other comprehensive (loss) income, which is reflected as a separate component of shareholders’ equity. Exchange gains or losses arising from the remeasurement of monetary assets and liabilities denominated in a currency other than the functional currency of the entity involved are immediately included in our earnings, except for certain liabilities that have been designated to act as a hedge of a net investment in a foreign operation or investment. Exchange losses were $1.6 million, $9.5 million and $21.1 million for the years 2011, 2010 and 2009, respectively, and were recorded within other income (expense). The majority of our transactions are settled in United States dollars. Gains or losses resulting from transactions denominated in other currencies are recognized in income at each balance sheet date.

Concentrations of Credit Risk

We monitor our credit risk associated with financial and other institutions with which we conduct significant business and, to minimize these risks, we select counterparties with credit risks acceptable to us and we limit our exposure to an individual counterparty. Credit risk, including but not limited to counterparty nonperformance under derivative instruments, our revolving credit facilities and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions, insurance companies and export credit agencies with which we have long-term relationships and which have credit risks acceptable to us or where the credit risk is spread out among a large number of counterparties. In addition, our exposure under foreign currency contracts, fuel call options, interest rate and fuel swap agreements that are in-the-money, which is approximately $135.5 million as of December 31, 2011, is limited to the cost of replacing the contracts in the event of non-performance by the counterparties to the contract, all of which are currently our lending banks. We do not anticipate nonperformance by any of our significant counterparties. In addition, we have established guidelines regarding credit ratings and instrument maturities that we follow to maintain safety and liquidity. We do not normally require collateral or other security to support credit relationships; however, in certain circumstances this option is available to us.

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

Segment Reporting

We operate five wholly-owned cruise brands, Royal Caribbean International, Celebrity Cruises, Azamara Club Cruises, Pullmantur and CDF Croisières de France. In addition, we have a 50% investment in a joint venture which operates the brand TUI Cruises with TUI AG. We believe our global brands possess the versatility to enter multiple cruise market segments within the cruise vacation industry. Although each of our brands has its own marketing style as well as ships and crews of various sizes, the nature of the products sold and services delivered by our brands share a common base (i.e. the sale and provision of cruise vacations). Our brands also have similar itineraries as well as similar cost and revenue components. In addition, our brands source passengers from similar markets around the world and operate in similar economic environments with a significant degree of commercial overlap. As a result, our brands (including TUI Cruises) have been aggregated as a single reportable segment based on the similarity of their economic characteristics, types of consumers, regulatory environment, maintenance requirements, supporting systems and processes as well as products and services provided. Our Chairman and Chief Executive Officer has been identified as the chief operating decision-maker and all significant operating decisions including the allocation of resources are based upon the analyses of the Company as a whole.

Information by geographic area is shown in the table below. Passenger ticket revenues are attributed to geographic areas based on where the reservation originates.

	2011	2010	2009
Passenger ticket revenues:
United States	51%	55%	54%
All other countries	49%	45%	46%

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

In September 2011, we adopted authoritative guidance regarding the periodic testing of goodwill for impairment. The new guidance allows an entity to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and based on this assessment determine whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for our annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. We early adopted this guidance when performing our annual goodwill impairment testing in the fourth quarter of 2011. See Note 3. Goodwill for our disclosures related to this guidance.

Recent Accounting Pronouncements

In May 2011, authoritative guidance was issued to achieve consistent fair value measurements and to clarify certain disclosure requirements for fair value measurements. The new guidance includes clarification about when the concept of highest and best use is applicable to fair value measurements, requires quantitative disclosures about inputs used and qualitative disclosures about the sensitivity of recurring Level 3 measurements, and requires the classification of all assets and liabilities measured at fair value in the fair value hierarchy, including those assets and liabilities which are not recorded at fair value but for which fair value is disclosed. The guidance will be effective for our interim and annual reporting periods beginning after December 15, 2011. Based on our current fair value measurements, the adoption of this issued guidance is not expected to have an impact on our consolidated financial statements.

In June 2011, authoritative guidance was issued on the presentation of comprehensive income. Specifically, the guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. This guidance must be applied retrospectively and will be effective for our interim and annual reporting periods beginning after December 15, 2011. We expect to add a new primary consolidated statement of other comprehensive income which will immediately follow our consolidated statements of operations to our filings beginning in the first quarter of 2012. In addition, the original guidance issued required that any reclassifications from comprehensive income to net income to be shown on the face of the income statement by income statement line item, however, in December 2011, this guidance was deferred until further notice.

Reclassifications

During 2011, we separately presented gains on our fuel call options of $18.9 million in our consolidated statement of cash flows. As a result, the related prior year amounts were reclassified from other, net to (gain) loss on fuel call options within net cash flows provided by operating activities in order to conform to the current year presentation.

Note 3. Goodwill

In 2011, 2010 and 2009, we completed our annual goodwill impairment test and determined there was no impairment. The carrying amount of goodwill attributable to our Royal Caribbean International and the Pullmantur reporting units was as follows (in thousands):

	Royal Caribbean International	Pullmantur	Total
Balance at December 31, 2009	283,723	508,650	792,373
Foreign currency translation adjustment	—	(33,045)	(33,045)

Balance at December 31, 2010	$283,723	$475,605	$759,328

Foreign currency translation adjustment	—	(12,791)	(12,791)

Balance at December 31, 2011	$283,723	$462,814	$746,537

During the fourth quarter of 2011, we performed a qualitative assessment of whether it was more-likely-than-not that our Royal Caribbean International reporting unit’s fair value was less than its carrying amount before applying the two-step goodwill impairment test. The qualitative analysis included assessing the impact of certain factors such as general economic conditions, limitations on accessing capital, changes in forecasted operating results, changes in fuel prices and fluctuations in foreign exchange rates. Based on our qualitative assessment, we concluded that it was more-likely-than-not that the estimated fair value of the Royal Caribbean International reporting unit exceeded its carrying value as of December 31, 2011 and thus, did not proceed to the two-step goodwill impairment test. No indicators of impairment exist primarily because the reporting unit’s fair value has consistently exceeded its carrying value by a significant margin, its financial performance has been solid in the face of mixed economic environments and forecasts of operating results generated by the reporting unit appear sufficient to support its carrying value.

In addition, during the fourth quarter of 2011, we performed our annual impairment review of goodwill for Pullmantur’s reporting unit. We did not perform a qualitative assessment but instead proceeded directly to the two-step goodwill impairment test. We estimated the fair value of the Pullmantur reporting unit using a probability-weighted discounted cash flow model. The principal assumptions used in the discounted cash flow model are projected operating results, weighted-average cost of capital, and terminal value. Significantly impacting these assumptions are the transfer of vessels from our other cruise brands to Pullmantur. Cash flows were calculated using our 2012 projected operating results as a base. To that base we added future years’ cash flows assuming multiple revenue and expense scenarios that reflect the impact on Pullmantur’s reporting unit of different global economic environments beyond 2012. We assigned a probability to each revenue and expense scenario.

We discounted the projected cash flows using rates specific to Pullmantur’s reporting unit based on its weighted-average cost of capital. Based on the probability-weighted discounted cash flows we determined the fair value of the Pullmantur reporting unit exceeded its carrying value. Therefore, we did not proceed to step two of the impairment analysis and we do not consider goodwill to be impaired.

The estimation of fair value utilizing discounted expected future cash flows includes numerous uncertainties which require our significant judgment when making assumptions of expected revenues, operating costs, marketing, selling and administrative expenses, interest rates, ship additions and retirements as well as assumptions regarding the cruise vacation industry’s competitive environment and general economic and business conditions, among other factors. Pullmantur is a brand targeted primarily at the Spanish, Portuguese and Latin American markets. European economies continue to demonstrate instability in light of heightened concerns over sovereign debt issues as well as the impact that proposed austerity measures will have on certain markets. The Spanish economy has been more severely impacted than many other economies around the world where we operate and there is significant uncertainty as to whether or when it will recover. In addition, the recent Costa Concordia incident is having a near term negative impact on our earnings in 2012 while the impact in future years is uncertain. If the Spanish economy weakens further or recovers more slowly than contemplated in our discounted cash flow model, if there are relatively modest changes to our projected future cash flows used in the impairment analyses, especially in Net Yields, or if certain transfers of vessels from our other cruise brands to the Pullmantur fleet do not take place, it is reasonably possible that an impairment charge of Pullmantur’s reporting unit’s goodwill may be required.

Note 4. Intangible Assets

Intangible assets consist of the following (in thousands):

	2011	2010
Indefinite-life intangible asset – Pullmantur trademarks and trade names	$225,679	$241,563
Foreign currency translation adjustment	(6,796)	(15,884)

Total	$218,883	$225,679

We performed the annual impairment review of our trademarks and trade names during the fourth quarter of 2011 using a discounted cash flow model and the relief-from-royalty method. The royalty rate used is based on comparable royalty agreements in the tourism and hospitality industry. Since these trademarks and trade names relates to Pullmantur, we have used the same discount rate used in valuing the Pullmantur reporting unit in our goodwill impairment test. Based on the discounted cash flow model we determined the fair value of our trademarks and trade names exceeded their carrying value. However, European economies continue to demonstrate instability in light of heightened concerns over sovereign debt issues as well as the impact that proposed austerity measures will have on certain markets. The Spanish economy has been more severely impacted than many other economies around the world where we operate and there is significant uncertainty as to whether or when it will recover. In addition, the recent Costa Concordia incident is having a near term negative impact on our earnings in 2012 while the impact in future years is uncertain. If the Spanish economy weakens further or recovers more slowly than contemplated in our discounted cash flow model, if there are relatively modest changes to our projected future cash flows used in the impairment analyses, especially in Net Yields, or if certain transfers of vessels from our other cruise brands to the Pullmantur fleet do not take place, it is reasonably possible that an impairment charge of Pullmantur’s trademark and trade names may be required.

Finite-life intangible assets and related accumulated amortization are immaterial to our 2011, 2010, and 2009 consolidated financial statements.

Note 5. Property and Equipment

Property and equipment consists of the following (in thousands):

	2011	2010
Ships	$19,958,127	$19,536,283
Ship improvements	976,363	918,681
Ships under construction	227,123	253,198
Land, buildings and improvements, including leasehold improvements and port facilities	360,399	314,044
Computer hardware and software, transportation equipment and other	748,102	607,715

Total property and equipment	22,270,114	21,629,921
Less—accumulated depreciation and amortization	(5,335,297)	(4,858,244)

	$16,934,817	$16,771,677

Ships under construction include progress payments for the construction of new ships as well as planning, design, interest, commitment fees and other associated costs. We capitalized interest costs of $14.0 million, $28.1 million and $41.5 million for the years 2011, 2010 and 2009, respectively.

In November 2010, we sold Bleu de France to an unrelated party for $55.0 million. The sale was recorded in the first quarter of 2011, as we consolidate the operating results of CDF Croisières de France on a two-month lag. (See Note 1. General). As part of the sale agreement, we chartered the Bleu de France from the buyer for a period of one year from the sale date to fulfill existing passenger commitments. The sale resulted in an immaterial gain that was recognized over the charter period.

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

We have determined that our 40% noncontrolling interest in Grand Bahama Shipyard Ltd. (“Grand Bahama”), a ship repair and maintenance facility in which we initially invested in 2001, is a VIE. The facility serves cruise and cargo ships, oil and gas tankers, and offshore units. We utilize this facility, among other ship repair facilities, for our regularly scheduled drydocks and certain emergency repairs as may be required. We have determined we are not the primary beneficiary of this facility, as we do not have the power to direct the activities that most significantly impact the facility’s economic performance. Accordingly, we do not consolidate this entity and we account for this investment under the equity method of accounting. As of December 31, 2011 and December 31, 2010, the net book value of our investment in Grand Bahama, including equity and loans, was approximately $61.4 million and $64.1 million, respectively, which is also our maximum exposure to loss as we are not contractually required to provide any financial or other support to the facility. The majority of our loans to Grand Bahama are in non-accrual status. During 2011, we received approximately $10.8 million in principal and interest payments from Grand Bahama and recorded income associated with our investment in Grand Bahama. We monitor credit risk associated with these loans through our participation on the facility’s board of directors along with our review of the facility’s financial statements and projected cash flows. Based on this review, we believe the risk of loss associated with these loans is remote as of December 31, 2011.

In conjunction with our acquisition of Pullmantur in 2006, we obtained a 49% noncontrolling interest in Pullmantur Air, S.A. (“Pullmantur Air”), a small air business that operates four aircrafts in support of Pullmantur’s operations. We have determined Pullmantur Air is a VIE for which we are the primary beneficiary as we have the power to direct the activities that most significantly impact its economic performance and we are obligated to absorb its losses. In accordance with authoritative guidance, we have consolidated the assets and liabilities of Pullmantur Air. We do not separately disclose the assets and liabilities of Pullmantur Air as they are immaterial to our December 31, 2011 and December 31, 2010 consolidated financial statements.

We have determined that our 50% interest in the TUI Cruises GmbH joint venture which operates the brand TUI Cruises, is a VIE. As of December 31, 2011 and December 31, 2010, our investment in TUI Cruises, including equity and loans, is substantially our maximum exposure to loss, which was approximately $282.0 million and $190.8 million, respectively, and was included within other assets in our consolidated balance sheets. We have determined that we are not the primary beneficiary of TUI Cruises. We believe that the power to direct the activities that most significantly impact TUI Cruises’ economic performance are shared between ourselves and TUI AG. All the significant operating and financial decisions of TUI Cruises require the consent of both parties which we believe creates shared power over TUI Cruises. Accordingly, we do not consolidate this entity and account for this investment under the equity method of accounting.

During 2011, we sold Celebrity Mercury to TUI Cruises for €234.3 million to serve as its second ship. The ship was renamed Mein Schiff 2 and began sailing in May 2011. Concurrently with entering into the agreement to sell Celebrity Mercury, we executed certain forward exchange contracts to lock in the sales price at approximately $290.0 million. We deferred the gain on the sale of $24.2 million which will be recognized primarily over the remaining life of the ship, estimated to be 17 years. In connection with the sale, we provided a debt facility to TUI Cruises in the amount of up to €90.0 million. The amount drawn under the facility as of December 31, 2011 was €80.0 million, or approximately $103.8 million based on the exchange rate at December 31, 2011. The loan bears interest at the rate of 9.54% per annum, is payable over seven years, is 50% guaranteed by TUI AG (our joint venture partner) and is secured by second mortgages on both Mein Schiff 1 and Mein Schiff 2. In addition, we and TUI AG each guaranteed the repayment of 50% of an €180.0 million 5-year bank loan provided to TUI Cruises, €170.3 million as of December 31, 2011, in connection with the sale of the ship. The bank loan amortizes quarterly and is secured by first mortgages on both Mein Schiff 1 and Mein Schiff 2. Based on current facts and circumstances, we do not believe potential obligations under this guarantee would be material to our results of operations.

During 2011, TUI Cruises entered into a construction agreement with STX Finland to build its first newbuild ship, scheduled for delivery in the second quarter of 2014. TUI Cruises has entered into a credit agreement for financing of up to 80% of the contract price of the ship. The remaining portion of the contract price of the ship will be funded through either TUI Cruises’ cash flows from operations or loans and/or equity contributions from us and TUI AG. The construction agreement includes certain restrictions on each of our and TUI AG’s ability to reduce our current ownership interest in TUI Cruises below 37.5% through the construction period. In addition, the credit agreement extends this restriction through 2019. TUI Cruises has an option to construct a second ship of the same class, which will expire on October 31, 2012.

Note 7. Long-Term Debt

Long-term debt consists of the following (in thousands):

	2011	2010
$875.0 million unsecured revolving credit facility, LIBOR plus 2.00%, currently 2.28% and a facility fee of 0.42%, due 2016	$523,000	$545,000
$525.0 million unsecured revolving credit facility, LIBOR plus 2.75%, currently 3.04% and a facility fee of 0.6875%, due 2014	67,000	—
Unsecured senior notes and senior debentures, 6.88% to 11.88%, due 2013 through 2016, 2018 and 2027	2,059,510	2,548,722
€1.0 billion unsecured senior notes, 5.63%, due 2014	1,356,312	1,427,322
Unsecured term loans, LIBOR plus 2.75%, currently 3.05%, due 2013	100,000	100,000
$225 million unsecured term loan, LIBOR plus 1.25%, currently 1.55%, due 2012	32,085	64,238
$570 million unsecured term loan, 4.20%, due through 2013	122,143	203,571
$589 million unsecured term loan, 4.64%, due through 2014	210,358	294,500
$530 million unsecured term loan, LIBOR plus 0.62%, currently 1.21%, due through 2015	265,000	340,714
$519 million unsecured term loan, LIBOR plus 0.45%, currently 1.05%, due through 2020	389,360	432,622
[1]$420 million unsecured term loan, 5.41%, due through 2021	348,142	385,000
$420 million unsecured term loan, LIBOR plus 2.10%, currently 2.71%, due through 2021	350,000	385,000
[1]€159.4 million unsecured term loan, EURIBOR plus 1.58%, currently 3.37%, due through 2021	172,463	195,598
$524.5 million unsecured term loan, LIBOR plus 0.50%, currently 0.92%, due through 2021	437,083	480,791
$566.1 million unsecured term loan, LIBOR plus 0.37%, currently 0.96%, due through 2022	495,311	542,483
[2]$1.1 billion unsecured term loan, LIBOR plus 2.10%, currently 2.71%, due through 2022	844,529	1,130,000
$632.0 million unsecured term loan, LIBOR plus 0.40%, currently 0.81%, due through 2023	631,959	—
$7.3 million unsecured term loan, LIBOR plus 2.5%, currently 2.96%, due through 2023 (7.0%, due through 2022 as of December 31, 2010)	6,343	6,715
$30.3 million unsecured term loan, LIBOR plus 3.75%, currently 4.29%, due through 2021 (due through 2020 as of December 31, 2010)	25,173	9,193
Capital lease obligations	60,082	58,647

	8,495,853	9,150,116
Less — current portion	(638,891)	(1,198,929)

Long-term portion	$7,856,962	$7,951,187

[1]	Corresponds to Oasis of the Seas unsecured term loan. With respect to 60% of the financing, the lenders have the ability to exit the facility on the sixth anniversary of the loan.
[2]	Corresponds to Allure of the Seas unsecured term loan. With respect to 100% of the financing, the lenders have the ability to exit the facility on the seventh anniversary of the loan.

During 2011, we took delivery of Celebrity Silhouette. To finance the purchase, we borrowed $632.0 million under our previously committed unsecured term loan which is 95% guaranteed by Euler Hermes Kreditversicherungs AG (“Hermes”), the official export credit agency of Germany. The loan amortizes semi-annually over 12 years and bears interest at LIBOR plus a margin of 0.40%, currently approximately 0.81%.

During 2011, we amended and restated our $1.225 billion unsecured revolving credit facility which was due to expire in June 2012. We have extended the termination date through July 2016 and reduced the facility amount to $875.0 million. Under the amended facility, advances currently bear interest at LIBOR plus a margin of 2.00%, currently approximately 2.28%, and we are required to pay a facility fee of 0.42% per annum as compared to LIBOR plus 0.80% and a facility fee of 0.20%, as of December 31, 2010.

During 2011, we amended our unsecured term loans for Oasis of the Seas and Allure of the Seas primarily to reduce the margins on those facilities. The interest rates on the Oasis of the Seas term loan were reduced from LIBOR plus 3.00% to LIBOR plus 2.10%, on the $420.0 million floating rate tranche and from EURIBOR plus 2.25% to EURIBOR plus 1.58%, on the €159.4 million floating rate tranche. The interest rate on the entire $1.1 billion Allure of the Seas term loan was reduced from LIBOR plus 2.20% to LIBOR plus 2.10%, currently approximately 2.71%. In addition, we prepaid $200 million of the Allure of the Seas term loan. We partially funded the prepayment by extending the maturity date of our $100.0 million unsecured floating rate term loan from September 2011 to September 2013. In addition, the interest rate on the term loan was reduced from LIBOR plus 3.00% to LIBOR plus 2.75%.

During 2011, we entered into credit agreements for the financing of the first and second of a new generation of Royal Caribbean International cruise ships, known as “Project Sunshine”, which are scheduled for delivery in the third quarter of 2014 and in the second quarter of 2015, respectively. Refer to Note 15. Subsequent Events for information on our recent order of our second Project Sunshine ship. The credit agreements make available to us for each ship an unsecured term loan in an amount up to the United States dollar equivalent corresponding to approximately €595.0 million, with funding of 50% of each facility subject to syndication prior to delivery. Hermes has agreed to guarantee to the lender payment of 95% of each financing. The loans amortize semi-annually and will mature 12 years following delivery of the applicable ship. Interest on the loans will accrue at our election at either a fixed rate of 4.76% or a floating rate at LIBOR plus a margin of 1.30%.

During 2008, we entered into a credit agreement providing financing for Celebrity Reflection which is scheduled for delivery in the fourth quarter of 2012. The credit agreement provides for an unsecured term loan for up to 80% of the purchase price of the vessel which will be 95% guaranteed by Hermes and will be funded at delivery. The loan will have a 12-year life with semi-annual amortization, and will bear interest at our election of either a fixed rate of 4.13% (inclusive of the applicable margin) or a floating rate at LIBOR plus a margin of 0.40%.

In February 2012, the credit facility we obtained in connection with our purchase of Celebrity Solstice was assigned from Celebrity Solstice Inc., our subsidiary which owns the ship, to Royal Caribbean Cruises Ltd. Similar assignments were simultaneously made from the ship-owning subsidiary level to Royal Caribbean Cruises Ltd. for the facilities relating to Celebrity Equinox, Celebrity Eclipse and Celebrity Silhouette and for the credit agreement relating to Celebrity Reflection, expected to be delivered in the fourth quarter of 2012. Other than the change in borrower, the economic terms of these facilities remain unchanged. These amended facilities each contain covenants substantially similar to the covenants, in our other parent-level ship financing agreements and our revolving credit facilities.

Certain of our unsecured term loans are guaranteed by the export credit agency in the respective country in which the ship is constructed. In consideration for these guarantees, depending on the financing arrangement, we pay to the applicable export credit agency fees that range from either (1) 1.13% to 1.96% per annum based on the outstanding loan balance semi-annually over the term of the loan (subject to adjustment in certain of our facilities based upon our credit ratings) or (2) an upfront fee of approximately 2.3% to 2.37% of the maximum loan amount. We amortize the fees that are paid upfront over the life of the loan and those that are paid semi-annually over the life of the loan over each respective payment period. We classify these fees within Debt issuance costs in our consolidated statement of cash flows. During the second quarter of 2011, we identified errors in the manner in which we were amortizing fees related to three outstanding export credit agency guaranteed loans, and to a much lesser extent, fees associated with our revolving credit facilities. See Note 1. General – Revision of Prior Period Financial Statements for further details.

Under certain of our agreements, the contractual interest rate, facility fee and/or export credit agency fee vary with our debt rating.

The unsecured senior notes and senior debentures are not redeemable prior to maturity, except that certain series may be redeemed upon the payment of a make-whole premium.

Following is a schedule of annual maturities on long-term debt including capital leases as of December 31, 2011 for each of the next five years (in thousands):

Year
2012	$638,891
2013	1,561,662
2014	1,897,852
2015	1,002,784
2016	1,243,495
Thereafter	2,151,169

$8,495,853

Note 8. Shareholders’ Equity

In July 2011, our board of directors reinstated our quarterly dividend which had previously been discontinued in the fourth quarter of 2008. We declared and paid a cash dividend on our common stock of $0.10 per share during the third quarter of 2011 and declared a cash dividend on our common stock of $0.10 per share in December 2011, which was paid in the first quarter of 2012.

Note 9. Stock-Based Employee Compensation

We have three stock-based compensation plans, which provide for awards to our officers, directors and key employees. The plans consist of a 1995 Incentive Stock Option Plan, a 2000 Stock Award Plan, and a 2008 Equity Plan. The 1995 Incentive Stock Option Plan terminated by its terms in February 2005. The 2000 Stock Award Plan, as amended, and the 2008 Equity Plan, as amended, provide for the issuance of up to 13,000,000 and 11,000,000 shares of our common stock, respectively, pursuant to grants of (i) incentive and non-qualified stock options, (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units and (v) performance shares. During any calendar year, no one individual shall be granted awards of more than 500,000 shares. Options and restricted stock units outstanding as of December 31, 2011 vest in equal installments over four to five years from the date of grant. With certain limited exceptions, options and restricted stock units are forfeited if the recipient ceases to be a director or employee before the shares vest. Options are granted at a price not less than the fair value of the shares on the date of grant and expire not later than ten years after the date of grant.

We also provide an Employee Stock Purchase Plan (“ESPP”) to facilitate the purchase by employees of up to 800,000 shares of common stock in the aggregate. Offerings to employees are made on a quarterly basis. Subject to certain limitations, the purchase price for each share of common stock is equal to 90% of the average of the market prices of the common stock as reported on the New York Stock Exchange on the first business day of the purchase period and the last business day of each month of the purchase period. Shares of common stock of 28,802, 30,054, and 65,005 were issued under the ESPP at a weighted-average price of $29.46, $27.87 and $12.78 during 2011, 2010 and 2009, respectively.

Under the chief executive officer’s employment agreement we previously contributed 10,086 shares of our common stock quarterly to a trust on his behalf. In January 2009, the employment agreement and related trust agreement were amended. Consequently, in January 2009, 768,018 shares were distributed from the trust and since January 2009 quarterly share distributions are issued directly to the chief executive officer.

Total compensation expense recognized for employee stock-based compensation for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Employee Stock-Based Compensation
Classification of expense	2011	2010	2009
In thousands
Marketing, selling and administrative expenses	$23,803	$27,598	$16,157
Payroll and related expenses	—	475	615

Total Compensation Expense	$23,803	$28,073	$16,772

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The estimated fair value of stock options, less estimated forfeitures, is amortized over the vesting period using the graded-vesting method. The majority of our stock option grants occur early in our fiscal year. The assumptions used in the Black-Scholes option-pricing model are as follows:

	2011	2010	2009
Dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	46.0%	45.0%	55.0%
Risk-free interest rate	2.6%	2.6%	1.8%
Expected option life	6 years	6 years	5 years

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

Stock options activity and information about stock options outstanding are summarized in the following tables:

Stock Options Activity	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value[1]
			(years)	(in thousands)
Outstanding at January 1, 2011	6,160,893	$28.14	6.62	$118,283
Granted	522,870	$45.66
Exercised	(865,396)	$22.37
Canceled	(146,709)	$28.64

Outstanding at December 31, 2011	5,671,658	$30.62	6.15	$21,887

Vested and expected to vest at December 31, 2011	5,405,693	$30.73	6.06	$20,812
Options Exercisable at December 31, 2011	3,209,850	$35.12	4.96	$7,349

[1]	The intrinsic value represents the amount by which the fair value of stock exceeds the option exercise price as of December 31, 2011.

The weighted-average estimated fair value of stock options granted was $21.39, $11.69 and $3.68 during the years ended December 31, 2011, 2010 and 2009, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2011, 2010 and 2009 was $17.3 million, $26.9 million and $0.5 million, respectively. As of December 31, 2011, there was approximately $6.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under our stock incentive plans which is expected to be recognized over a weighted-average period of 0.9 years.

Restricted stock units are converted into shares of common stock upon vesting on a one-for-one basis. The cost of these awards is determined using the fair value of our common stock on the date of the grant, and compensation expense is recognized over the vesting period. Restricted stock activity is summarized in the following table:

Restricted Stock Activity	Number of Awards	Weighted- Average Grant Date Fair Value
Non-vested share units at January 1, 2011	1,631,850	$18.43
Granted	349,226	$45.67
Vested	(572,375)	$41.14
Canceled	(36,476)	$26.85

Non-vested share units expected to vest as of December 31, 2011	1,372,225	$15.67

The weighted-average estimated fair value of restricted stock units granted during the year ended December 31, 2010, and 2009 were $25.32 and $7.68, respectively. The total fair value of shares released on the vesting of restricted stock units during the years ended December 31, 2011, 2010 and 2009 was $25.1 million, $12.0 million and $2.5 million, respectively. As of December 31, 2011, we had $8.5 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock unit grants, which will be recognized over the weighted-average period of 1.0 years.

Note 10. Earnings Per Share

A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Year Ended December 31,
	2011	2010	2009
Net income for basic and diluted earnings per share	$607,421	$515,653	$152,485
Weighted-average common shares outstanding	216,983	215,026	213,809
Dilutive effect of stock options and restricted stock awards	2,246	2,685	1,486

Diluted weighted-average shares outstanding	219,229	217,711	215,295

Basic earnings per share:
Net income	$2.80	$2.40	$0.71
Diluted earnings per share:
Net income	$2.77	$2.37	$0.71

Diluted earnings per share did not include options to purchase 2.8 million, 2.6 million and 5.0 million shares for each of the years ended December 31, 2011, 2010 and 2009, respectively, because the effect of including them would have been antidilutive.

Note 11. Retirement Plan

We maintain a defined contribution pension plan covering full-time shoreside employees who have completed the minimum period of continuous service. Annual contributions to the plan are based on fixed percentages of participants’ salaries and years of service, not to exceed certain maximums. Pension expenses were $15.3 million, $13.3 million and $13.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Income tax (expense) benefit for items not qualifying under Section 883 or under tonnage tax regimes and for the remainder of our subsidiaries was approximately $(20.7) million, $(20.3) million and $5.1 million and was recorded within other income (expense) for the years ended December 31, 2011, 2010 and 2009, respectively. In addition, all interest expense and penalties related to income tax liabilities are classified as income tax expense within other income (expense). During 2009, we recorded an out of period adjustment of approximately $12.3 million to correct an error in the calculation of our deferred tax liability. This correction resulted in the reduction of the deferred tax liability to reflect a change in the enacted Spanish statutory tax rate used to calculate the liability in 2006 which was identified during 2009.

We do not expect to incur income taxes on future distributions of undistributed earnings of foreign subsidiaries. Consequently, no deferred income taxes have been provided for the distribution of these earnings.

Deferred tax assets and liabilities related to our U.S. taxable activities are not material as of December 31, 2011 and 2010. Deferred tax assets and liabilities related to our non-U.S. taxable activities are primarily a result of Pullmantur’s operations. As of December 31, 2011 and 2010, Pullmantur had deferred tax assets of €25.9 million and €26.6 million, or $33.6 million and $35.6 million, respectively, resulting primarily from net operating losses which will expire in years 2024 through 2027. Total losses available for carry forwards as of December 31, 2011 and 2010 are $111.4 million and $118.8 million, respectively.

We regularly review deferred tax assets for recoverability based on our history of earnings, expectations for future earnings, and tax planning strategies. As of December 31, 2011, we believe it is more likely than not that we will recover Pullmantur’s deferred tax assets based on our expectation of future earnings and implementation of tax planning strategies. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income to support the amount of deferred taxes. European economies continue to demonstrate instability in light of heightened concerns over sovereign debt issues as well as the impact that proposed austerity measures will have on certain markets. The Spanish economy has been more severely impacted than many other economies around the world where we operate and there is significant uncertainty as to whether or when it will recover. In addition, the recent Costa Concordia incident is having a near term negative impact on our earnings in 2012 while the impact in future years is uncertain. If the Spanish economy weakens further or recovers more slowly than contemplated in our discounted cash flow model, if there are relatively modest changes to our projected future cash flows used in the impairment analyses, especially in Net Yields, or if certain transfers of vessels from our other cruise brands to the Pullmantur fleet do not take place, it is reasonably possible we may need to establish a valuation allowance for a portion or all of the deferred tax asset balance if future earnings do not meet expectations or we are unable to successfully implement our tax planning strategies.

Note 13. Fair Value Measurements and Derivative Instruments

Fair Value Measurements

We use quoted prices in active markets when available to estimate the fair value of our financial instruments. The estimated fair value of our financial instruments that are not measured at fair value on a recurring basis are as follows (in thousands):

	At December 31, 2011	At December 31, 2010
Long-term debt (including current portion of long-term debt)	$8,617,176	$8,775,875

Long-Term Debt

The fair values of our senior notes and senior debentures were estimated by obtaining quoted market prices. The fair values of all other debt were estimated using the present value of expected future cash flows which incorporates our risk profile.

Other Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value at December 31, 2011 and December 31, 2010.

Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2011 Using				Fair Value Measurements at December 31, 2010 Using
Description	Total	Level 1[1]	Level 2[2]	Level 3[3]	Total	Level 1[1]	Level 2[2]	Level 3[3]
Assets:
Derivative financial instruments[4]	$201,130	—	201,130	—	$195,944	—	195,944	—
Investments[5]	$6,941	6,941	—	—	$7,974	7,974	—	—

Total Assets	$208,071	$6,941	$201,130	$—	$203,918	$7,974	$195,944	$—

Liabilities:
Derivative financial instruments[6]	$84,344	—	84,344	—	$88,491	—	88,491	—

Total Liabilities	$84,344	$—	$84,344	$—	$88,491	$—	$88,491	$—

1.

Inputs based on quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Valuation of these items does not entail a significant amount of judgment.

2.

Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. For foreign currency forward contracts, interest rate, cross currency and fuel swaps, fair value is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms such as maturity, as well as other inputs such as exchange rates, fuel types, fuel curves, interest rate yield curves, creditworthiness of the counterparty and the Company. For fuel call options, fair value is estimated by using the prevailing market price for the instruments consisting of published price quotes for similar assets based on recent transactions in an active market.

3.	Inputs that are unobservable for the asset or liability. The Company did not use any Level 3 inputs as of December 31, 2011 and December 31, 2010.
4.

Consists of foreign currency forward contracts, interest rate, cross currency, fuel swaps and fuel call options. Please refer to the “Fair Value of Derivative Instruments” table for breakdown by instrument type.

5.	Consists of exchange-traded equity securities and mutual funds.
6.	Consists of interest rate and fuel swaps and foreign currency forward contracts. Please refer to the “Fair Value of Derivative Instruments” table for breakdown by instrument type.

We do not have financial instruments measured at fair value within the third level of the fair value hierarchy as of December 31, 2011. During the fourth quarter of 2010, we changed our valuation technique for fuel call options to a market approach method which employs inputs that are observable. The fair value for fuel call options is estimated by using the prevailing market price for the instruments consisting of published price quotes for similar assets based on recent transactions in an active market. We believe that Level 2 categorization is appropriate due to an increase in the observability and transparency of significant inputs. Previously, we derived the fair value of our fuel call options using standard option pricing models with inputs based on the options’ contract terms and data either readily available or formulated from public market information. We previously categorized the fuel call options as Level 3, because certain inputs, principally volatility, were unobservable.

The following table presents a reconciliation of the Company’s fuel call options’ beginning and ending balances as of December 31, 2010 (in thousands):

Year Ended December 31, 2010	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Fuel Call Options
Balance at January 1, 2010	$9,998
Total gains or losses (realized /unrealized)
Included in other (expense) income	(2,824)
Purchases	24,539
Transfers in and/or out of Level 3	(31,713)

Balance at December 31, 2010	$—

The amount of total gains or losses for the period included in other (expense) income attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(2,824)

The reported fair values are based on a variety of factors and assumptions. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of December 31, 2011 or December 31, 2010, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.

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

Changes in the fair value of derivatives that are designated as fair value hedges are offset against changes in the fair value of the underlying hedged assets, liabilities or firm commitments. Gains and losses on derivatives that are designated as cash flow hedges are recorded as a component of accumulated other comprehensive (loss) income until the underlying hedged transactions are recognized in earnings. The foreign currency transaction gain or loss of our non-derivative financial instruments designated as hedges of our net investment in foreign operations and investments are recognized as a component of accumulated other comprehensive (loss) income along with the associated foreign currency translation adjustment of the foreign operation.

On an ongoing basis, we assess whether derivatives used in hedging transactions are “highly effective” in offsetting changes in the fair value or cash flow of hedged items. We use the long-haul method to assess hedge effectiveness using regression analysis for each hedge relationship under our interest rate, foreign currency and fuel hedging programs. We apply the same methodology on a consistent basis for assessing hedge effectiveness to all hedges within each hedging program (i.e. interest rate, foreign currency and fuel). We perform regression analyses over an observation period commensurate with the contractual life of the derivative instrument, up to three years for interest rate and foreign currency relationships and four years for fuel relationships. High effectiveness is achieved when a statistically valid relationship reflects a high degree of offset and correlation between the changes in the fair values of the derivative instrument and the hedged item. The determination of ineffectiveness is based on the amount of dollar offset between the change in fair value of the derivative instrument and the change in fair value of the hedged item at the end of the reporting period. If it is determined that a derivative is not highly effective as a hedge or hedge accounting is discontinued, any change in fair value of the derivative since the last date at which it was determined to be effective is recognized in earnings. In addition, the ineffective portion of our highly effective hedges is recognized in earnings immediately and reported in other income (expense) in our consolidated statements of operations.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our long-term debt obligations including future interest payments. At December 31, 2011, approximately 40% of our long-term debt was effectively fixed and approximately 60% was floating as compared to 49% and 51% as of December 31, 2010, respectively. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense. We manage the risk that changes in interest rates will have either on the fair value of debt obligations or on the amount of future interest payments by monitoring changes in interest rate exposures and by evaluating hedging opportunities.

Market risk associated with our long-term fixed rate debt is the potential increase in fair value resulting from a decrease in interest rates. We use interest rate swap agreements that effectively convert a portion of our fixed-rate debt to a floating-rate basis to manage this risk. At December 31, 2011 and 2010, we maintained interest rate swap agreements that effectively changed $350.0 million of debt with a fixed rate of 7.25% to LIBOR-based floating rate debt plus a margin of 1.72%, for an interest rate that was approximately

2.49% as of December 31, 2011. Additionally, during 2011, we entered into interest rate swap agreements on the $420.0 million fixed rate portion of our Oasis of the Seas unsecured amortizing term loan. The interest rate swap agreements effectively changed the unamortized balance of the unsecured term loan, which was $350.0 million at inception of the hedge, with a fixed rate of 5.41% to LIBOR-based floating rate equal to LIBOR plus 3.87%, currently approximately 4.48%. These interest rate swap agreements are accounted for as fair value hedges.

Market risk associated with our long-term floating rate debt is the potential increase in interest expense from an increase in interest rates. We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage this risk. During 2011, we entered into forward-starting interest rate swap agreements that beginning April 2013 effectively convert the interest rate on the Celebrity Reflection unsecured amortizing term loan balance for approximately $627.2 million from LIBOR plus 0.40% to a fixed-rate of 2.85% (inclusive of margin). These interest rate swap agreements are accounted for as cash flow hedges.

The notional amount of outstanding debt and on our current financing arrangements related to interest rate swaps as of December 31, 2011 and 2010 was $1.3 billion and $350.0 million, respectively.

Foreign Currency Exchange Rate Risk

Derivative Instruments

Our primary exposure to foreign currency exchange rate risk relates to our ship construction contracts denominated in euros and our growing international business operations. We enter into foreign currency forward contracts and cross currency swap agreements to manage portions of the exposure to movements in foreign currency exchange rates. Approximately 43.3% and 2.2% of the aggregate cost of the ships under construction was exposed to fluctuations in the euro exchange rate at December 31, 2011 and December 31, 2010, respectively. The majority of our foreign exchange contracts and our cross currency swap agreements are accounted for as cash flow or fair value hedges depending on the designation of the related hedge.

During 2011, we implemented a strategy for benefiting from anticipated weakness in the euro exchange rate. As part of that strategy we terminated our foreign currency forward contracts for Project Sunshine to allow the exchange rate to float within a predetermined range, essentially creating a floor and a ceiling around our exposure to the euro denominated cost of the vessel. We may adjust the range over time as we feel appropriate. We effected the termination of a portion of the contracts by entering into offsetting foreign currency forward contracts. Neither the original nor the offsetting foreign currency forward contracts are designated as hedging instruments. As a result, subsequent changes in the fair value of the original and offsetting foreign currency forward contracts are recognized in earnings immediately and are reported within other income (expense) in our consolidated statement of operations. We paid $8.7 million to terminate the remaining contracts and deferred a loss of $19.7 million within accumulated other comprehensive income (loss) which we will recognize within depreciation expense over the estimated useful life of the Project Sunshine ship.

At December 31, 2011, we maintained cross currency swap agreements that effectively change €150.0 million of our €1.0 billion debt with a fixed rate of 5.625% to $190.9 million of debt at a fixed rate of 6.68%. Consistent with our strategy for benefiting from anticipated weakness in the euro exchange rate and to further increase the portion of our €1.0 billion debt that we utilize as a net investment hedge of our euro denominated investments in foreign operations, during 2011, we terminated €250.0 million of our cross currency swap agreements. Upon termination of these cross currency swaps, we received net cash proceeds of approximately $12.2 million and we deferred a loss of $3.5 million within accumulated other comprehensive income (loss) which we will recognize within Interest expense, net of capitalized interest over the remaining life of the debt.

During 2011, we entered into foreign currency forward contracts to minimize volatility in earnings resulting from the remeasurement of net monetary assets and payables denominated in a currency other than the United States dollar. On a weekly basis, we enter into an average of approximately $262.0 million of these foreign currency forward contracts. These instruments generally settle on a weekly basis and are not designated as hedging instruments. Changes in the fair value of the foreign currency forward contracts are recognized in earnings within other income (expense) in our consolidated statements of operations.

The notional amount of outstanding foreign exchange contracts including our cross currency swap agreements as of December 31, 2011 and 2010 was $0.9 billion and $2.5 billion, respectively.

Non-Derivative Instruments

We consider our investments in our foreign operations to be denominated in relatively stable currencies and of a long-term nature. We partially address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries’ and investments’ functional currencies. As of December 31, 2011 and 2010, we have assigned debt of approximately €665.0 million and €469.3 million, or approximately $863.2 million and $628.2 million, respectively, as a hedge of our net investment in Pullmantur and TUI Cruises.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates primarily to the consumption of fuel on our ships. We use fuel swap agreements and fuel call options to mitigate the financial impact of fluctuations in fuel prices.

Our fuel swap agreements are accounted for as cash flow hedges. At December 31, 2011, we have hedged the variability in future cash flows for certain forecasted fuel transactions occurring through 2015. As of December 31, 2011 and 2010, we have entered into the following fuel swap agreements:

	Fuel Swap Agreements
	As of December 31, 2011	As of December 31, 2010
	(metric tons)
2011	—	766,000
2012	738,000	738,000
2013	644,000	300,000
2014	418,000	—
2015	284,000	—

	Fuel Swap Agreements
Projected fuel purchases for year:	As of December 31, 2011	As of December 31, 2010
	(% hedged)
2011	0%	58%
2012	55%	55%
2013	47%	22%
2014	30%	—
2015	20%	—

At December 31, 2011 and 2010, $78.5 million and $83.6 million, respectively, of estimated unrealized net gains associated with our cash flow hedges pertaining to fuel swap agreements were expected to be reclassified to earnings from other accumulated comprehensive (loss) income within the next twelve months. Reclassification is expected to occur as the result of fuel consumption associated with our hedged forecasted fuel purchases.

Additionally, as of December 31, 2011 and 2010, we have entered into fuel call options on a total of 1.0 million barrels of fuel oil which mature in 2013, and 6.6 million barrels, maturing between 2011 and 2013, respectively, in order to provide protection in the event fuel prices exceed the options’ exercise prices. Our fuel call options are not designated as hedging instruments. As a result, changes in the fair value of our fuel call options are recognized in earnings immediately and are reported in other income (expense) in our consolidated statements of operations. During 2011, we terminated 100% of our fuel call options maturing in 2011 and 2012 in order to monetize previously recorded gains pertaining to the fuel call options’ fair value prior to their expiration. Upon termination of these options, we recognized a gain of approximately $7.3 million and received net cash proceeds of approximately $34.3 million which were reflected as cash flows from investing activities. We accounted for the settlement of these fuel call options by recording the cash received and removing the fair value of the instrument from our balance sheet. As of December 31, 2011, the fuel call options represented 9% of our projected 2013 fuel requirements. As of December 31, 2010, the fuel call options represented 41% of our projected 2011 fuel requirements, 25% of our projected 2012 fuel requirements and 11% of our projected 2013 fuel requirements.

The fair value and line item caption of derivative instruments recorded were as follows:

Fair Value of Derivative Instruments

	Asset Derivatives			Liability Derivatives
		As of December 31, 2011	As of December 31, 2010		As of December 31, 2011	As of December 31, 2010
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
In thousands
Derivatives designated as hedging instruments under ASC 815-20[1]
Interest rate swaps	Other Assets	$65,531	$56,497	Other long- term liabilities	$11,369	$—
Cross currency swaps	Other Assets	2,914	13,017	Other long- term liabilities	—	—
Foreign currency forward contracts	Derivative Financial Instruments	1,895	—	Accrued expenses and other liabilities	31,775	68,374
Foreign currency forward contracts	Other Assets	—	8,058	Other long- term liabilities	—	19,630
Fuel swaps	Derivative Financial Instruments	82,747	49,297	Accrued expenses and other liabilities	—	—
Fuel swaps	Other Assets	26,258	37,362	Other long- term liabilities	29,213	487

Total derivatives designated as hedging instruments under 815-20		$179,345	$164,231		$72,357	$88,491

Derivatives not designated as hedging instruments under ASC 815-20
Foreign currency forward contracts	Other Assets	$5,414	$—	Other long- term liabilities	$11,987	$—
Fuel call options	Derivative Financial Instruments	—	7,194	Accrued expenses and other liabilities	—	—
Fuel call options	Other Assets	16,371	24,519	Other long- term liabilities	—	—

Total derivatives not designated as hedging instruments under 815-20		$21,785	$31,713		$11,987	$—

Total derivatives		$201,130	$195,944		$84,344	$88,491

[1]	Accounting Standard Codification 815-20 “Derivatives and Hedging”.

The fair value and line item caption of non-derivative instruments recorded was as follows:

Non-derivative instrument designated as hedging instrument under ASC 815-20	Balance Sheet Location	Carrying Value
		As of December 31, 2011	As of December 31, 2010
In thousands
Foreign currency debt	Long-term debt	$863,217	$628,172

		$863,217	$628,172

The effect of derivative instruments qualifying and designated as hedging instruments and the related hedged items in fair value hedges on the consolidated statement of operations was as follows:

Derivatives and related Hedged Items under ASC 815-20 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative and Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative		Amount of Gain (Loss) Recognized in Income on Hedged Item
		Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2011	Year Ended December 31, 2010
In thousands
Interest rate swaps	Interest expense, net of interest capitalized	$18,278	$32,340	$31,045	$20,443
Cross currency swaps	Interest expense, net of interest capitalized	—	987	—	—
Interest rate swaps	Other income (expense)	7,817	22,929	(7,223)	(21,383)
Cross currency swaps	Other income (expense)	—	(42,284)	—	47,715
Foreign currency forward contracts	Other income (expense)	22,901	(62,520)	(23,720)	63,026

		$48,996	$(48,548)	$102	$109,801

The effect of derivative instruments qualifying and designated as hedging instruments in cash flow hedges on the consolidated financial statements was as follows:

Derivatives under ASC 815- 20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness testing)
	Year Ended December 31, 2011	Year Ended December 31, 2010		Year Ended December 31, 2011	Year Ended December 31, 2010		Year Ended December 31, 2011	Year Ended December 31, 2010
In thousands
Cross currency swaps	(6,013)	13,016	Other income (expense)	(15,011)	26,360	Other income (expense)	—	—
Interest rate swaps	(10,131)	—	Other income (expense)	—	—	Other income (expense)	(21)	—
Foreign currency forward contracts	(22,263)	(83,601)	Depreciation and amortization expenses	(734)	227	Other income (expense)	(1,015)	207
Foreign currency forward contracts	(12,375)	(21,021)	Other income (expense)	(285)	1,051	Other income (expense)	—	—
Fuel swaps	121,262	36,729	Fuel	162,616	40,665	Other income (expense)	7,086	7,779

	$70,480	$(54,877)		$146,586	$68,303		$6,050	$7,986

The effect of non-derivative instruments qualifying and designated as hedging instruments in net investment hedges on the consolidated financial statements was as follows:

Non-derivative instruments under ASC 815-20 Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Location of Gain (Loss) in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Year Ended December 31, 2011	Year Ended December 31, 2010		Year Ended December 31, 2011	Year Ended December 31, 2010
In thousands
Foreign Currency Debt	$13,241	$49,727	Other income (expense)	$—	$—

	$13,241	$49,727		$—	$—

The effect of derivatives not designated as hedging instruments on the consolidated financial statements was as follows:

Derivatives Not Designated as Hedging Instruments under ASC 815-20	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Year Ended December 31, 2011	Year Ended December 31, 2010
In thousands
Foreign exchange contracts	Other income (expense)	$4,633	$(50)
Fuel call options	Other income (expense)	18,915	(2,824)

		$23,548	$(2,874)

Credit Related Contingent Features

Our current interest rate derivative instruments may require us to post collateral if our Standard & Poor’s and Moody’s credit ratings remain below specified levels. Specifically, if on the fifth anniversary of entering into a derivative transaction and on all succeeding fifth-year anniversaries our credit ratings for our senior unsecured debt were to be below BBB- by Standard & Poor’s and Baa3 by Moody’s, then each counterparty to such derivative transaction with whom we are in a net liability position that exceeds the applicable minimum call amount may demand that we post collateral in an amount equal to the net liability position. The amount of collateral required to be posted following such event will change each time our net liability position increases or decreases by more than the applicable minimum call amount. If our credit rating for our senior debt is subsequently equal to, or above BBB- by Standard & Poor’s or Baa3 by Moody’s, then any collateral posted at such time will be released to us and we will no longer be required to post collateral unless we meet the collateral trigger requirement at the next fifth-year anniversary. Currently, our senior unsecured debt credit rating is BB with a stable outlook by Standard & Poor’s and Ba2 with a stable outlook by Moody’s. We currently have three interest rate derivative transactions that have a term of at least five years. One of these transactions will reach its fifth anniversary in July 2012. All of the instruments relating to this transaction are in a net asset position as of December 31, 2011. Therefore, as of December 31, 2011, we are not required to post collateral for any of our derivative instruments.

Note 14. Commitments and Contingencies

Capital Expenditures

Our future capital commitments consist primarily of new ship orders. As of December 31, 2011, we had Celebrity Reflection and one Project Sunshine ship under construction for an aggregate additional capacity of approximately 7,100 berths.

As of December 31, 2011, the aggregate cost of the two ships currently under construction including amounts due to the shipyard and other ship related costs was approximately $2.0 billion, of which we had deposited $185.8 million as of such date. Approximately 43.3% of the aggregate cost of these two ships was exposed to fluctuations in the euro exchange rate at December 31, 2011. These amounts do not include any costs associated with the construction agreement entered into by TUI Cruises to build its first newbuild ship. (See Note 13. Fair Value Measurements and Derivative Instruments).

We have committed bank financing arrangements for Celebrity Reflection and our two Project Sunshine ships, each of which include sovereign financing guarantees.

Litigation

Between August 1, 2011 and September 8, 2011, three similar purported class action lawsuits were filed against us and certain of our officers in the U.S. District Court of the Southern District of Florida. The cases have since been consolidated and a consolidated amended complaint was filed on February 17, 2012. The consolidated amended complaint was filed on behalf of a purported class of purchasers of our common stock during the period from October 26, 2010 through July 27, 2011 and names the Company, our Chairman and CEO, our CFO and the Presidents and CEOs of our Royal Caribbean International and Celebrity Cruises brands as defendants. The consolidated amended complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 as well as, in the case of the individual defendants, the control person provisions of the Securities Exchange Act. The complaint principally alleges that the defendants knowingly made incorrect statements concerning the Company’s outlook for 2011 by not taking into proper account lagging European and Mediterranean bookings. The consolidated amended complaint seeks unspecified damages, interest, and attorneys’ fees. We believe the claims are without merit and we intend to vigorously defend ourselves against them.

A class action complaint was filed in June 2011 against Royal Caribbean Cruises Ltd. in the United States District Court for the Southern District of Florida on behalf of a purported class of stateroom attendants employed onboard Royal Caribbean International cruise vessels alleging that they were required to pay other crew members to help with their duties in violation of the U.S. Seaman’s Wage Act. The lawsuit also alleges that certain stateroom attendants were required to work back of house assignments without the ability to earn gratuities in violation of the U.S. Seaman’s Wage Act. Plaintiffs seek judgment for damages, wage penalties and interest in an indeterminate amount. We have filed a Motion to Dismiss the Complaint on the basis that the applicable collective bargaining agreement requires any such claims to be arbitrated. We believe we have meritorious defenses to the lawsuit which we intend to vigorously pursue.

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

In January 2010, we reached a settlement with Rolls Royce in our lawsuit that was pending in the Circuit Court for Miami-Dade County, Florida against Rolls Royce for the recurring Mermaid pod failures. As part of the settlement, each party dismissed the lawsuit with prejudice and released the other from all claims and counterclaims made by each party against the other. Under the terms of the settlement, we received a payment in the first quarter of 2010 of approximately $68.0 million, net of costs and payments to insurers, and will receive an additional $20.0 million that will be payable within five years. We recorded a one-time gain of approximately $85.6 million in the first quarter of 2010 in connection with this settlement, comprised of the $68.0 million payment and the net present value of the $20.0 million receivable or $17.6 million. This amount was recognized within other income (expense) in our consolidated financial statements.

We are routinely involved in other claims typical within the cruise vacation industry. The majority of these claims are covered by insurance. We believe the outcome of such claims, net of expected insurance recoveries, will not have a material adverse impact on our financial condition or results of operations and cash flows.

Operating Leases

In July 2002, we entered into an operating lease denominated in British pound sterling for the Brilliance of the Seas. The lease payments vary based on sterling LIBOR. The lease has a contractual life of 25 years; however, both the lessor and we have certain rights to cancel the lease at years 10 (i.e. 2012) and 18 (i.e. 2020) upon advance notice given approximately one year prior to cancellation. Accordingly, at the inception of the lease, the lease term for accounting purposes was established to be 10 years. In June 2011, the lessor advised us that it would not exercise its right to cancel the lease in 2012 and we subsequently made a determination that we will not exercise our right to cancel the lease in 2012. As a result, we performed a lease classification analysis and concluded that the lease should continue to be classified as an operating lease. In the event of early termination at year 18, we have the option to cause the sale of the vessel at its fair value and to use the proceeds towards the applicable termination payment. Alternatively, we could opt at such time to make a termination payment of approximately £66.8 million, or approximately $103.8 million based on the exchange rate at December 31, 2011 and relinquish our right to cause the sale of the vessel. This is analogous to a guaranteed residual value. This termination amount, which is our maximum exposure, has been included in the table below for noncancelable operating leases. Under current circumstances we do not believe early termination of this lease is probable.

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

In addition, we are obligated under other noncancelable operating leases primarily for offices, warehouses and motor vehicles. As of December 31, 2011, future minimum lease payments under noncancelable operating leases were as follows (in thousands):

Year
2012	$65,435
2013	62,881
2014	57,264
2015	56,210
2016	54,937
Thereafter	386,394

$683,121

Total expense for all operating leases amounted to $60.2 million, $50.8 million and $54.2 million for the years 2011, 2010 and 2009, respectively.

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

If (i) any person other than A. Wilhelmsen AS. and Cruise Associates and their respective affiliates (the “Applicable Group”) acquires ownership of more than 30% of our common stock and the Applicable Group owns less of our common stock than such person, or (ii) subject to certain exceptions, during any 24-month period, a majority of the Board is no longer comprised of individuals who were members of the Board on the first day of such period, we may be obligated to prepay indebtedness outstanding under the majority of our credit facilities, which we may be unable to replace on similar terms. Certain of our outstanding debt securities also contain change of control provisions that would be triggered by the acquisition of greater than 50% of our common stock by a person other than a member of the Applicable Group coupled with a ratings downgrade. If this were to occur, it would have an adverse impact on our liquidity and operations.

At December 31, 2011, we have future commitments to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts as follows (in thousands):

Year
2012	$195,680
2013	159,602
2014	93,013
2015	86,145
2016	54,595
Thereafter	157,737

$746,772

Note 15. Subsequent Events

In February 2012, we entered into an agreement to bareboat charter our ship Ocean Dream to an unrelated party for a period of six years from the transfer date. The charter agreement provides a renewal option exercisable by the unrelated party for an additional four years. The charter agreement constitutes an operating lease and charter revenue will be recognized on a straight-line basis over the six year charter term. We anticipate delivery of Ocean Dream will take place in April 2012.

In February 2012, we exercised our option under the agreement with Meyer Werft to construct a second Project Sunshine ship with approximately 4,100 berths which is expected to enter service in the second quarter of 2015. Including this recently ordered ship, the aggregate cost of our ships on order is approximately $2.8 billion.

Note 16. Quarterly Selected Financial Data (Unaudited)

	(In thousands, except per share data)
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2011	2010	2011	2010	2011	2010	2011	2010
Total revenues[1]	$1,671,995	$1,485,650	$1,767,873	$1,601,697	$2,321,994	$2,060,659	$1,775,401	$1,604,498
Operating income	$149,534	$91,752	$168,190	$143,684	$507,742	$445,502	$106,162	$121,695
Net income[2],3	$78,410	$79,843	$93,491	$53,731	$398,958	$350,179	$36,562	$31,900
Earnings per share:
Basic[3]	$0.36	$0.37	$0.43	$0.25	$1.84	$1.63	$0.17	$0.15
Diluted[3]	$0.36	$0.37	$0.43	$0.25	$1.82	$1.61	$0.17	$0.15
Dividends declared per share	$—	$—	$—	$—	$0.10	$—	$0.10	$—

[1]	Our revenues are seasonal based on the demand for cruises. Demand is strongest for cruises during the Northern Hemisphere’s summer months and holidays.
[2]	The first quarter of 2010 included a one-time gain of approximately $85.6 million, net of costs and payments to insurers, related to the settlement of our case against Rolls Royce.
[3]

Amounts for 2010 and amounts for the first quarter of 2011 include a revision for the correction of an error in the manner in which we were amortizing certain guarantee fees. Refer to the tables below which present the effects of the revision on the Company’s Consolidated Statements of Operations for these respective periods.

The following tables present the effects of the revision on the Company’s Consolidated Statements of Operations for the periods noted above. (See Note 1. General – Revision of Prior Period Financial Statements for further details.)

	Quarter Ended March 31, 2011			Quarter Ended March 31, 2010
	(in thousands, except per share data)
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Interest expense, net of interest capitalized	$(87,483)	$(13,142)	$(100,625)	$(83,924)	$(7,604)	$(91,528)
Total other expense	(57,982)	(13,142)	(71,124)	(4,305)	(7,604)	(11,909)
Net Income	91,552	(13,142)	78,410	87,447	(7,604)	79,843
Earnings per Share:
Basic	$0.42	$(0.06)	$0.36	$0.41	$(0.04)	$0.37
Diluted	$0.42	$(0.06)	$0.36	$0.40	$(0.04)	$0.37

	Quarter Ended June 30, 2010
	(in thousands, except per share data)
	As Previously Reported	Adjustment	As Revised
Interest expense, net of interest capitalized	$(83,846)	$(6,815)	$(90,661)
Total other expense	(83,138)	(6,815)	(89,953)
Net Income	60,546	(6,815)	53,731
Earnings per Share:
Basic	$0.28	$(0.03)	$0.25
Diluted	$0.28	$(0.03)	$0.25

	Quarter Ended September 30, 2010
	(in thousands, except per share data)
	As Previously Reported	Adjustment	As Revised
Interest expense, net of interest capitalized	$(82,494)	$(6,588)	$(89,082)
Total other expense	(88,735)	(6,588)	(95,323)
Net Income	356,767	(6,588)	350,179
Earnings per Share:
Basic	$1.66	$(0.03)	$1.63
Diluted	$1.64	$(0.03)	$1.61

	Quarter Ended December 31, 2010
	(in thousands, except per share data)
	As Previously Reported	Adjustment	As Revised
Interest expense, net of interest capitalized	$(89,129)	$(10,807)	$(99,936)
Total other expense	(78,988)	(10,807)	(89,795)
Net Income (Loss)	42,707	(10,807)	31,900
Earnings (Loss) per Share:
Basic	$0.20	$(0.05)	$0.15
Diluted	$0.20	$(0.05)	$0.15