Form 10-Q
period 2012-03-31
ROYAL CARIBBEAN CRUISES LTD
filed 2012-04-24
CIK 884887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

There were 217,849,051 shares of common stock outstanding as of April 13, 2012.

ROYAL CARIBBEAN CRUISES LTD.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited; in thousands, except per share data)

	Quarter Ended March 31,
	2012	2011
Passenger ticket revenues	$1,352,238	$1,226,517
Onboard and other revenues	482,242	445,478

Total revenues	1,834,480	1,671,995

Cruise operating expenses:
Commissions, transportation and other	320,738	279,549
Onboard and other	107,595	102,490
Payroll and related	210,114	204,487
Food	113,625	100,082
Fuel	228,994	166,061
Other operating	274,046	248,402

Total cruise operating expenses	1,255,112	1,101,071
Marketing, selling and administrative expenses	264,601	248,138
Depreciation and amortization expenses	179,392	173,252

Operating Income	135,375	149,534

Other income (expense):
Interest income	6,346	3,781
Interest expense, net of interest capitalized	(92,666)	(100,625)
Other (expense) income	(2,091)	25,720

	(88,411)	(71,124)

Net Income	$46,964	$78,410

Earnings per Share:
Basic	$0.22	$0.36

Diluted	$0.21	$0.36

Weighted-Average Shares Outstanding:

Basic	217,584	216,511

Diluted	219,230	219,626

Comprehensive Income
Net Income	$46,964	$78,410
Other comprehensive income (loss):
Foreign currency translation adjustments	3,340	29,901
Gain on cash flow derivative hedges	147,470	192,254

Total other comprehensive income	150,810	222,155

Comprehensive Income	$197,774	$300,565

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of
	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$277,533	$262,186
Trade and other receivables, net	313,001	292,447
Inventories	147,898	144,553
Prepaid expenses and other assets	229,655	185,460
Derivative financial instruments	155,410	84,642

Total current assets	1,123,497	969,288
Property and equipment, net	16,949,764	16,934,817
Goodwill	758,445	746,537
Other assets	1,197,253	1,153,763

	$20,028,959	$19,804,405

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$639,365	$638,891
Accounts payable	291,034	304,623
Accrued interest	101,559	123,853
Accrued expenses and other liabilities	520,361	564,272
Customer deposits	1,547,555	1,436,003

Total current liabilities	3,099,874	3,067,642
Long-term debt	7,898,822	7,856,962
Other long-term liabilities	437,693	471,978

Commitments and contingencies (Note 7)

Shareholders’ equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 228,148,620 and 227,366,165 shares issued, March 31, 2012 and December 31, 2011, respectively)	2,282	2,276
Paid-in capital	3,080,504	3,071,759
Retained earnings	5,848,616	5,823,430
Accumulated other comprehensive income (loss)	74,872	(75,938)
Treasury stock (10,308,683 common shares at cost, March 31, 2012 and December 31, 2011)	(413,704)	(413,704)

Total shareholders’ equity	8,592,570	8,407,823

	$20,028,959	$19,804,405

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Quarter Ended March 31,
	2012	2011
Operating Activities
Net income	$46,964	$78,410
Adjustments:
Depreciation and amortization	179,392	173,252
Gain on fuel call options	(2,681)	(24,170)
Changes in operating assets and liabilities:
Decrease in trade and other receivables, net	21,069	35,648
Increase in inventories	(3,141)	(12,658)
Increase in prepaid expenses and other assets	(30,612)	(38,014)
(Decrease) increase in accounts payable	(14,263)	85,050
Decrease in accrued interest	(22,294)	(46,249)
Decrease in accrued expenses and other liabilities	(21,938)	(50,387)
Increase in customer deposits	77,360	80,524
Other, net	(14,641)	4,013

Net cash provided by operating activities	215,215	285,419

Investing Activities
Purchases of property and equipment	(177,235)	(66,304)
Cash received on settlement of derivative financial instruments	8,027	—
Loan to unconsolidated affiliate	—	(56,532)
Proceeds from the sale of ships	—	345,000
Other, net	10,765	(4,413)

Net cash (used in) provided by investing activities	(158,443)	217,751

Financing Activities
Debt proceeds	145,000	485,501
Debt issuance costs	(16,260)	(11,498)
Repayments of debt	(131,810)	(944,269)
Dividends paid	(43,506)	—
Proceeds from exercise of common stock options	1,557	17,259
Other, net	424	339

Net cash used in financing activities	(44,595)	(452,668)

Effect of exchange rate changes on cash	3,170	(173)

Net increase in cash and cash equivalents	15,347	50,329
Cash and cash equivalents at beginning of period	262,186	419,929

Cash and cash equivalents at end of period	$277,533	$470,258

Supplemental Disclosure
Cash paid during the period for:
Interest, net of amount capitalized	$101,065	$122,775

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As used in this quarterly report on Form 10-Q, the terms “Royal Caribbean,” the “Company,” “we,” “our” and “us” refer to Royal Caribbean Cruises Ltd. and the terms “Royal Caribbean International,” “Celebrity Cruises,” “Pullmantur,” “Azamara Club Cruises” and “CDF Croisières de France” refer to our cruise brands. In accordance with cruise vacation industry practice, the term “berths” is determined based on double occupancy per cabin even though many cabins can accommodate three or more passengers. This report should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2011, including the audited consolidated financial statements and related notes included therein.

Note 1. General

Description of Business

We are a global cruise company. We own five cruise brands, Royal Caribbean International, Celebrity Cruises, Pullmantur, Azamara Club Cruises, and CDF Croisières de France. In addition, we have a 50% investment in a joint venture which operates the brand TUI Cruises.

Basis for Preparation of Consolidated Financial Statements

The unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Estimates are required for the preparation of financial statements in accordance with these principles. Actual results could differ from these estimates. See Note 2. Summary of Significant Accounting Policies in this quarterly report on Form 10-Q and in our annual report on Form 10-K for the year ended December 31, 2011 for a discussion of our significant accounting policies.

All significant intercompany accounts and transactions are eliminated in consolidation. We consolidate entities over which we have control, usually evidenced by a direct ownership interest of greater than 50% and variable interest entities where we are determined to be the primary beneficiary. See Note 6. Goodwill and Other Assets for further information regarding our variable interest entities. For affiliates we do not control but over which we have significant influence on financial and operating policies, usually evidenced by a direct ownership interest from 20% to 50%, the investment is accounted for using the equity method. We consolidate the operating results of Pullmantur and its wholly-owned brand, CDF Croisières de France, on a two-month lag to allow for more timely preparation of our consolidated financial statements. No material events or transactions affecting Pullmantur or CDF Croisières de France, have occurred during the two-month lag period of February 2012 and March 2012 that would require disclosure or adjustment to our consolidated financial statements as of March 31, 2012.

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

The following table presents the effects of the revision on the Company’s Consolidated Statement of Comprehensive Income for the quarter ended March 31, 2011:

	Quarter Ended March 31, 2011 (in thousands, except per share data)
	As Previously Reported	Adjustment	As Revised
Interest expense, net of interest capitalized	$(87,483)	$(13,142)	$(100,625)

Total other expense	(57,982)	(13,142)	(71,124)
Net Income	91,552	(13,142)	78,410
Earning per Share:
Basic	$0.42	$(0.06)	$0.36
Diluted	$0.42	$(0.06)	$0.36

The correction did not have an effect on the Company’s total operating cash flows. The following table presents the effect on the individual line items within operating cash flows on the Company’s Consolidated Statement of Cash Flows for March 31, 2011:

	Quarter Ended March 31, 2011 (in thousands)
	As Previously Reported	Adjustment	As Revised
Net income	$91,552	$(13,142)	$78,410
Decrease in accrued expenses and other liabilities	(51,399)	1,012	(50,387)
Other, net	(8,117)	12,130	4,013

Note 2. Summary of Significant Accounting Policies

Stock-Based Employee Compensation

In February 2012, we redesigned our long-term incentive award program and began to grant performance shares to our officers in lieu of stock options. Under our prior program, our officers received a combination of stock options and restricted stock units. Beginning in February 2012, our officers will instead receive their long-term incentive awards through a combination of performance shares and restricted stock units. Each performance share award is expressed as a target number of performance shares based upon the fair market value of our common stock on the date the award is issued. The actual number of shares underlying each award (not to exceed 200% of the target number of performance shares) will be determined based upon the Company’s achievement of a specified performance target range. For the grants made in February 2012, the performance target is diluted earnings per share (“EPS”) for the year ended December 31, 2012, as adjusted by the Compensation Committee of our Board of Directors for events that are outside of management’s control. In February 2012, we issued a target number of 327,240 performance shares which vest on the third anniversary of the award issue date.

We estimate the fair value of each performance share when the grant is authorized and the related service period has commenced. We remeasure the fair value of each of our performance shares in each subsequent reporting period until the grant date has occurred, which represents the date when the performance conditions are satisfied. We recognize compensation cost over the vesting period based on the probability of the service and performance requirements being achieved over the vesting period adjusted for each subsequent fair value measurement. If the specified service and performance requirements are not met, compensation expense will not be recognized and any previously recognized compensation expense will be reversed. The compensation expense recognized for the performance shares during the first quarter of 2012 was not material to our results of operations.

For further information on our significant accounting policies, refer to our annual report on Form 10-K for the year ended December 31, 2011.

Recently Adopted Accounting Standards

In January 2012, we adopted authoritative guidance issued in 2011, the purpose of which was to achieve consistent fair value measurements and to clarify certain disclosure requirements for fair value measurements. The guidance includes clarification about when the concept of highest and best use is applicable to fair value measurements, requires quantitative disclosures about inputs used and qualitative disclosures about the sensitivity of recurring Level 3 measurements, and requires the classification of all assets and liabilities measured at fair value in the fair value hierarchy, including those assets and liabilities which are not recorded at fair value but for which fair value is disclosed. The adoption of this guidance did not have a material impact on our consolidated financial statements. See Note 9. Fair Value Measurements and Derivative Instruments for our disclosures required under this guidance.

In January 2012, we adopted authoritative guidance issued in 2011 on the presentation of comprehensive income which requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. The new guidance eliminates the option to report other comprehensive income and its components in the statement of changes in equity. We elected to present this information using one continuous statement. See our consolidated statements of comprehensive income.

Other

Revenues and expenses include port costs that vary with guest head counts. The amounts included in passenger ticket revenues on a gross basis were $113.1 million and $95.7 million for the quarters ended March 31, 2012 and 2011, respectively.

Note 3. Earnings Per Share

A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Quarter Ended March 31,
	2012	2011
Net income for basic and diluted earnings per share	$46,964	$78,410

Weighted-average common shares outstanding	217,584	216,511
Dilutive effect of stock options and restricted stock awards	1,646	3,115

Diluted weighted-average shares outstanding	219,230	219,626

Basic earnings per share	$0.22	$0.36
Diluted earnings per share	$0.21	$0.36

Diluted earnings per share did not reflect options to purchase common stock and performance shares of an aggregate of 3.8 million and 1.3 million for the first quarters of 2012 and 2011, respectively, because the effect of including them would have been antidilutive.

Note 4. Long-Term Debt

During the first quarter of 2012, we exercised our option under the agreement with Meyer Werft to construct the second ship of a new generation of Royal Caribbean International cruise ships, known as “Project Sunshine” which is scheduled for delivery in the second quarter of 2015. During 2011, we entered into credit agreements to finance the construction of the first and second Project Sunshine ships. Each facility makes available to us an unsecured term loan in an amount up to the United States dollar equivalent corresponding to approximately €595.0 million, with funding of 50% of each facility subject to syndication prior to delivery of the applicable ship. Euler Hermes Kreditversicherungs AG (“Hermes”), the official export credit agency of Germany, has agreed to guarantee to the lender payment of 95% of the financing. The loans will amortize semi-annually and will mature 12 years following delivery of the applicable ship. Interest on the loans will accrue at our election at either a fixed rate of 4.76% or a floating rate of LIBOR plus a margin of 1.30%.

Under the terms of the credit agreement, we have the ability to increase the available capacity under our $875.0 million revolving credit facility due July 2016 by $300.0 million subject to the receipt of additional lender commitments. During the first quarter of 2012, we increased the total capacity to $935.0 million. In April 2012, we increased the capacity by an additional $53.0 million.

Certain of our unsecured term loans are guaranteed by the export credit agency in the respective country in which the ship is constructed. In consideration for these guarantees, depending on the financing arrangement, we pay to the applicable export credit agency fees that range from either (1) 0.88% to 1.48% per annum based on the outstanding loan balance semi-annually over the term of the loan (subject to adjustment in certain of our facilities based upon our credit ratings) or (2) an upfront fee of approximately 2.3% to 2.37% of the maximum loan amount. We amortize the fees that are paid upfront over the life of the loan and those that are paid semi-annually over each respective payment period. We classify these fees within Debt issuance costs in our consolidated statement of cash flows. During the second quarter of 2011, we identified errors in the manner in which we were amortizing fees related to three outstanding export credit agency guaranteed loans, and to a much lesser extent, fees associated with our revolving credit facilities. See Note 1. General – Revision of Prior Period Financial Statements for further details.

We have a credit agreement in place providing financing for Celebrity Reflection which is scheduled for delivery in the fourth quarter of 2012. The credit agreement provides for an unsecured term loan for up to 80% of the purchase price of the vessel which will be 95% guaranteed by Hermes and will be funded at delivery. The loan will have a 12-year life with semi-annual amortization, and will bear interest at our election of either a fixed rate of 4.13% (inclusive of the applicable margin) or a floating rate at LIBOR plus a margin of 0.40%.

Under certain of our agreements, the contractual interest rate, facility fee and/or export credit agency fee vary with our debt rating.

Note 5. Property and Equipment

In February 2012, we entered into an agreement to bareboat charter our ship Ocean Dream to an unrelated party for a period of six years from the delivery date. The charter agreement provides a renewal option exercisable by the unrelated third party for an additional four years. The charter agreement constitutes an operating lease and charter revenue will be recognized on a straight-line basis over the six year charter term. We anticipate delivery of Ocean Dream will take place in April 2012.

Note 6. Goodwill and Other Assets

During the fourth quarter of 2011, we performed our annual analysis to determine if the goodwill for the Pullmantur reporting unit was impaired. We estimated the fair value of the Pullmantur reporting unit using a probability-weighted discounted cash flow model. The principal assumptions used in the discounted cash flow model are projected operating results, weighted-average cost of capital, and terminal value. Significantly impacting these assumptions are the future transfer of vessels from our other cruise brands to Pullmantur. For example, during the first quarter of 2012, we announced the redeployment of Monarch of the Seas from Royal Caribbean International to Pullmantur. The redeployment is expected to occur in April 2013. The discounted cash flow model used our 2012 projected operating results as a base. To that base we added future years’ cash flows assuming multiple revenue and expense scenarios that reflect the impact on Pullmantur’s reporting unit of different global economic environments beyond 2012. We assigned a probability to each revenue and expense scenario. On December 31, 2011, the estimated fair value of the Pullmantur reporting unit exceeded its carrying value.

We also performed the annual impairment review of our trademarks and trade names during the fourth quarter of 2011 using a discounted cash flow model and the relief-from-royalty method. The royalty rate used is based on comparable royalty agreements in the tourism and hospitality industry. These trademarks and trade names relate to Pullmantur and we have used the same discount rate used in valuing the Pullmantur reporting unit in our goodwill impairment test. Based on the discounted cash flow model as of December 31, 2011, we determined the fair value of our trademarks and trade names exceeded their carrying value.

We believe no events or circumstances have occurred subsequent to our annual impairment evaluation that would require us to perform interim impairment testing of the goodwill or trademarks and trade names as of March 31, 2012.

The estimation of fair value utilizing discounted expected future cash flows includes numerous uncertainties which require our significant judgment when making assumptions of expected revenues, operating costs, marketing, selling and administrative expenses, interest rates, ship additions and retirements as well as assumptions regarding the cruise vacation industry’s competitive environment and general economic and business conditions, among other factors. Pullmantur is a brand targeted primarily at the Spanish, Portuguese and Latin American markets. European economies continue to demonstrate instability in light of heightened concerns over sovereign debt issues as well as the impact that proposed austerity measures will have on certain markets. The Spanish economy has been more severely impacted than many other economies around the world where we operate and there is significant uncertainty as to whether or when it will recover. In addition, the recent Costa Concordia incident has had a near term negative impact on our earnings in 2012 while the impact in future years is uncertain. If the Spanish economy weakens further or recovers more slowly than contemplated in our discounted cash flow model, if there are relatively modest changes to our projected future cash flows used in the impairment analyses, especially in Net Yields, or if certain transfers of vessels from our other cruise brands to the Pullmantur fleet do not take place, it is reasonably possible that an impairment charge of Pullmantur’s reporting unit’s goodwill, trademarks and trade name may be required.

The factors influencing the Spanish economy and Pullmantur’s operating cash flows discussed above could also affect the recoverability of Pullmantur’s deferred tax assets. As of March 31, 2012, Pullmantur had deferred tax assets of €25.4 million, or $33.8 million based on the exchange rate at March 31, 2012, resulting from net operating losses. We regularly review deferred tax assets for recoverability based on our history of earnings, expectations for future earnings, and tax planning strategies. We believe it is more-likely-than-not that we will recover the deferred tax assets based on our expectation of future earnings and implementation of tax planning strategies. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income to support the amount of deferred tax assets. It is possible we may need to establish a valuation allowance for a portion or all of the deferred tax asset balance if future earnings do not meet expectations or we are unable to successfully implement our tax planning strategies.

Variable Interest Entities

A Variable Interest Entity (“VIE”), is an entity in which the equity investors have not provided enough equity to finance the entity’s activities or the equity investors (1) cannot directly or indirectly make decisions about the entity’s activities through their voting rights or similar rights; (2) do not have the obligation to absorb the expected losses of the entity; (3) do not have the right to receive the expected residual returns of the entity; or (4) have voting rights that are not proportionate to their economic interests and the entity’s activities involve or are conducted on behalf of an investor with a disproportionately small voting interest.

We have determined that our 40% noncontrolling interest in Grand Bahama Shipyard Ltd. (“Grand Bahama”), a ship repair and maintenance facility in which we initially invested in 2001, is a VIE. The facility serves cruise and cargo ships, oil and gas tankers, and offshore units. We utilize this facility, among other ship repair facilities, for our regularly scheduled drydocks and certain emergency repairs as may be required. We have determined we are not the primary beneficiary of this facility, as we do not have the power to direct the activities that most significantly impact the facility’s economic performance. Accordingly, we do not consolidate this entity and we account for this investment under the equity method of accounting. As of March 31, 2012 and December 31, 2011, the net book value of our investment in Grand Bahama, including equity and loans, was approximately $62.1 million and $61.4 million, respectively, which is also our maximum exposure to loss as we are not contractually required to provide any financial or other support to the facility. The majority of our loans to Grand Bahama are in non-accrual status. During the first three months of 2012, we received approximately $2.2 million in principal and interest payments from Grand Bahama and recorded income associated with our investment in Grand Bahama. We monitor credit risk associated with these loans through our participation on the facility’s board of directors along with our review of the facility’s financial statements and projected cash flows. Based on this review, we believe the risk of loss associated with these loans was remote as of March 31, 2012.

In conjunction with our acquisition of Pullmantur in 2006, we obtained a 49% noncontrolling interest in Pullmantur Air, S.A. (“Pullmantur Air”), a small air business that operates four aircrafts in support of Pullmantur’s operations. We have determined Pullmantur Air is a VIE for which we are the primary beneficiary as we have the power to direct the activities that most significantly impact its economic performance and we are obligated to absorb its losses. In accordance with authoritative guidance, we have consolidated the assets and liabilities of Pullmantur Air. We do not separately disclose the assets and liabilities of Pullmantur Air as they are immaterial to our March 31, 2012 and December 31, 2011 consolidated financial statements.

We have determined that our 50% interest in the TUI Cruises GmbH joint venture which operates the brand TUI Cruises, is a VIE. As of March 31, 2012 and December 31, 2011, our investment in TUI Cruises, including equity and loans, is substantially our maximum exposure to loss, which was approximately $278.7 million and $282.0 million, respectively, and the majority of this amount was included within other assets in our consolidated balance sheets. We have determined that we are not the primary beneficiary of TUI Cruises. We believe that the power to direct the activities that most significantly impact TUI Cruises’ economic performance are shared between ourselves and TUI AG. All the significant operating and financial decisions of TUI Cruises require the consent of both parties which we believe creates shared power over TUI Cruises. Accordingly, we do not consolidate this entity and account for this investment under the equity method of accounting.

In connection with our sale of Celebrity Mercury to TUI Cruises in 2011, we provided a debt facility to TUI Cruises in the amount of up to €90.0 million. The outstanding principal amount of the facility as of March 31, 2012 was €74.3 million, or approximately $98.9 million based on the exchange rate at March 31, 2012. The loan bears interest at the rate of 9.54% per annum, is payable over seven years, is 50% guaranteed by TUI AG (our joint venture partner) and is secured by second mortgages on both Mein Schiff 1 and Mein Schiff 2. In addition, we and TUI AG each guaranteed the repayment of 50% of an €180.0 million 5-year bank loan provided to TUI Cruises, €165.9 million as of March 31, 2012, in connection with the sale of the ship. The bank loan amortizes quarterly and is secured by first mortgages on both Mein Schiff 1 and Mein Schiff 2. Based on current facts and circumstances, we do not believe potential obligations under this guarantee would be material to our results of operations.

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

Note 7. Commitments and Contingencies

Capital Expenditures

During the first quarter of 2012, we exercised our option under the agreement with Meyer Werft to construct a second Project Sunshine ship with approximately 4,100 berths which is expected to enter service in the second quarter of 2015.

As of March 31, 2012, the aggregate cost of our ships on order was approximately $3.0 billion, of which we had deposited $227.9 million as of such date. Approximately 46.3% of the aggregate cost was exposed to fluctuations in the euro exchange rate at March 31, 2012. These amounts do not include any costs associated with the construction agreement entered into by TUI Cruises to build their first newbuild ship.

As of March 31, 2012, the expected dates our ships on order will enter service and their approximate berths are as follows:

Ship	Expected to Enter Service	Approximate Berths
Celebrity Cruises – Solstice-class:
Celebrity Reflection	4th Quarter 2012	3,000
Royal Caribbean International – Project Sunshine:
Unnamed	4th Quarter 2014	4,100
Unnamed	2nd Quarter 2015	4,100

	Total Berths	11,200

We have committed bank financing arrangements for Celebrity Reflection and our Project Sunshine ships, each of which include sovereign financing guarantees.

Litigation

Between August 1, 2011 and September 8, 2011, three similar purported class action lawsuits were filed against us and certain of our officers in the U.S. District Court of the Southern District of Florida. The cases have since been consolidated and a consolidated amended complaint was filed on February 17, 2012. The consolidated amended complaint was filed on behalf of a purported class of purchasers of our common stock during the period from October 26, 2010 through July 27, 2011 and names the Company, our Chairman and CEO, our CFO and the Presidents and CEOs of our Royal Caribbean International and Celebrity Cruises brands as defendants. The consolidated amended complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 as well as, in the case of the individual defendants, the control person provisions of the Securities Exchange Act. The complaint principally alleges that the defendants knowingly made incorrect statements concerning the Company’s outlook for 2011 by not taking into proper account lagging European and Mediterranean bookings. The consolidated amended complaint seeks unspecified damages, interest, and attorneys’ fees. We filed a motion to dismiss the complaint on April 9, 2012. We believe the claims are without merit and we intend to vigorously defend ourselves against them.

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

Other

In July 2002, we entered into an operating lease denominated in British pound sterling for the Brilliance of the Seas. The lease payments vary based on sterling LIBOR. The lease has a contractual life of 25 years; however, both the lessor and we have certain rights to cancel the lease at years 10 (i.e. 2012) and 18 (i.e. 2020) upon advance notice given approximately one year prior to cancellation. Accordingly, at the inception of the lease, the lease term for accounting purposes was established to be 10 years. In June 2011, the lessor advised us that they will not exercise their right to cancel the lease in 2012 and we subsequently made a determination that we will not exercise our right to cancel the lease in 2012. As a result, we performed a lease classification analysis and concluded that the lease should continue to be classified as an operating lease. In the event of early termination at year 18, we have the option to cause the sale of the vessel at its fair value and to use the proceeds towards the applicable termination payment. Alternatively, we could opt at such time to make a termination payment of approximately £66.8 million, or approximately $106.7 million based on the exchange rate at March 31, 2012 and relinquish our right to cause the sale of the vessel. Under current circumstances we do not believe early termination of this lease is probable.

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

Note 8. Shareholders’ Equity

During the first quarter of 2012, we declared and paid a cash dividend on our common stock of $0.10 per share. We also paid a cash dividend during the first quarter of 2012 on our common stock of $0.10 per share which was declared during the fourth quarter of 2011.

Note 9. Fair Value Measurements and Derivative Instruments

Fair Value Measurements

The estimated fair value of our financial instruments that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows (in thousands):

	Fair Value Measurements at March 31, 2012 Using				Fair Value Measurements at December 31, 2011 Using
Description	Total	Level 1[1]	Level 2[2]	Level 3[3]	Total	Level 1[1]	Level 2[2]	Level 3[3]
Assets:
Cash and cash equivalents[4]	$277,533	277,533	—	—	$262,186	262,186	—	—

Total Assets	$277,533	$277,533	$—	$—	$262,186	$262,186	$—	$—

Liabilities:
Long-term debt (including current portion of long-term debt)[5]	$8,691,730	3,515,109	5,176,621	—	$8,557,095	3,424,722	5,132,373	—

Total Liabilities	$8,691,730	$3,515,109	$5,176,621	$—	$8,557,095	$3,424,722	$5,132,373	$—

1.

Inputs based on quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Valuation of these items does not entail a significant amount of judgment.

2.

Inputs other than quoted prices included within Level 1 that are observable for the liability, either directly or indirectly. For unsecured revolving credit facilities and unsecured term loans, fair value is determined utilizing the income valuation approach. This valuation model takes into account the contract terms of our debt such as the debt maturity and the interest rate on the debt. The valuation model also takes into account our creditworthiness based on publicly available credit default swap rates.

3.	Inputs that are unobservable. The Company did not use any Level 3 inputs as of March 31, 2012 and December 31, 2011.
4.	Consists of cash and marketable securities with original maturities of less than 90 days.
5.	Consists of unsecured revolving credit facilities, unsecured senior notes, senior debentures and unsecured term loans. Does not include our capital lease obligations.

Other Financial Instruments

The carrying amounts of accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value at March 31, 2012 and December 31, 2011.

Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2012 Using				Fair Value Measurements at December 31, 2011 Using
Description	Total	Level 1[1]	Level 2[2]	Level 3[3]	Total	Level 1[1]	Level 2[2]	Level 3[3]
Assets:

Derivative financial instruments[4]	$318,876	—	318,876	—	$201,130	—	201,130	—
Investments[5]	$7,220	7,220	—	—	$6,941	6,941	—	—

Total Assets	$326,096	$7,220	$318,876	$—	$208,071	$6,941	$201,130	$—

Liabilities:
Derivative financial instruments[6]	$54,848	—	54,848	—	$84,344	—	84,344	—

Total Liabilities	$54,848	$—	$54,848	$—	$84,344	$—	$84,344	$—

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

3.	Inputs that are unobservable. The Company did not use any Level 3 inputs as of March 31, 2012 and December 31, 2011.
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

The reported fair values are based on a variety of factors and assumptions. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of March 31, 2012 or December 31, 2011, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.

Concentrations of Credit Risk

We monitor our credit risk associated with financial and other institutions with which we conduct significant business and, to minimize these risks, we select counterparties with credit risks acceptable to us and we limit our exposure to an individual counterparty. Credit risk, including but not limited to counterparty nonperformance under derivative instruments, our revolving credit facilities and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions, insurance companies and export credit agencies with which we have long-term relationships and which have credit risks acceptable to us or where the credit risk is spread out among a large number of counterparties. In addition, our exposure under foreign currency contracts, fuel call options, interest rate and fuel swap agreements is approximately $274.8 million as of March 31, 2012, and is limited to the cost of replacing the contracts in the event of non-performance by the counterparties to the contract, all of which are currently our lending banks. We do not anticipate nonperformance by any of our significant counterparties. In addition, we have established guidelines regarding credit ratings and instrument maturities that we follow to maintain safety and liquidity. We do not normally require collateral or other security to support credit relationships; however, in certain circumstances this option is available to us.

Derivative Instruments

We are exposed to market risk attributable to changes in interest rates, foreign currency exchange rates and fuel prices. We manage these risks through a combination of our normal operating and financing activities and through the use of derivative financial instruments pursuant to our hedging practices and policies. The financial impact of these hedging instruments is primarily offset by corresponding changes in the underlying exposures being hedged. We achieve this by closely matching the amount, term and conditions of the derivative instrument with the underlying risk being hedged. Although certain of our derivative financial instruments do not qualify for hedge accounting, we do not hold or issue derivative financial instruments for trading or other speculative purposes. We monitor our derivative positions using techniques including market valuations and sensitivity analyses.

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

On an ongoing basis, we assess whether derivatives used in hedging transactions are “highly effective” in offsetting changes in the fair value or cash flow of hedged items. We use the long-haul method to assess hedge effectiveness using regression analysis for each hedge relationship under our interest rate, foreign currency and fuel hedging programs. We apply the same methodology on a consistent basis for assessing hedge effectiveness to all hedges within each hedging program (i.e. interest rate, foreign currency and fuel). We perform regression analyses over an observation period commensurate with the contractual life of the derivative instrument, up to three years for interest rate and foreign currency relationships and four years for fuel relationships. High effectiveness is achieved when a statistically valid relationship reflects a high degree of offset and correlation between the changes in the fair values of the derivative instrument and the hedged item. The determination of ineffectiveness is based on the amount of dollar offset between the change in fair value of the derivative instrument and the change in fair value of the hedged item at the end of the reporting period. If it is determined that a derivative is not highly effective as a hedge or hedge accounting is discontinued, any change in fair value of the derivative since the last date at which it was determined to be effective is recognized in earnings. In addition, the ineffective portion of our highly effective hedges is recognized in earnings immediately and reported in other income (expense) in our consolidated statements of comprehensive income.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our long-term debt obligations including future interest payments. At March 31, 2012 and December 31, 2011, approximately 40% of our long-term debt was effectively fixed and approximately 60% was floating. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense. We manage the risk that changes in interest rates will have either on the fair value of debt obligations or on the amount of future interest payments by monitoring changes in interest rate exposures and by evaluating hedging opportunities.

Market risk associated with our long-term fixed rate debt is the potential increase in fair value resulting from a decrease in interest rates. We use interest rate swap agreements that effectively convert a portion of our fixed-rate debt to a floating-rate basis to manage this risk. At March 31, 2012 and December 31, 2011, we maintained interest rate swap agreements that effectively changed $350.0 million of debt with a fixed rate of 7.25% to LIBOR-based floating rate debt plus a margin of 1.72%, for an interest rate that was approximately 2.49% as of March 31, 2012 and December 31, 2011. Additionally, at March 31, 2012 and December 31, 2011, we maintained interest rate swap agreements on the $420.0 million fixed rate portion of our Oasis of the Seas unsecured amortizing term loan. The interest rate swap agreements effectively changed the unamortized balance of the unsecured term loan, which was $350.0 million at inception of the hedge, with a fixed rate of 5.41% to LIBOR-based floating rate equal to LIBOR plus 3.87%, currently approximately 4.47%. These interest rate swap agreements are accounted for as fair value hedges.

Market risk associated with our long-term floating rate debt is the potential increase in interest expense from an increase in interest rates. We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage this risk. At March 31, 2012 and December 31, 2011, we maintained forward-starting interest rate swap agreements that beginning April 2013 effectively convert the interest rate on the Celebrity Reflection unsecured amortizing term loan balance for approximately $627.2 million from LIBOR plus 0.40% to a fixed-rate of 2.85% (inclusive of margin). These interest rate swap agreements are accounted for as cash flow hedges.

The notional amount of interest rate swap agreements related to outstanding debt and on our current financing arrangements as of March 31, 2012 and December 31, 2011 was $1.3 billion.

Foreign Currency Exchange Rate Risk

Derivative Instruments

Our primary exposure to foreign currency exchange rate risk relates to our ship construction contracts denominated in euros and our growing international business operations. We enter into foreign currency forward contracts and cross currency swap agreements to manage portions of the exposure to movements in foreign currency exchange rates. Approximately 46.3% and 43.3% of the aggregate cost of the ships under construction was exposed to fluctuations in the euro exchange rate at March 31, 2012 and December 31, 2011, respectively. The majority of our foreign exchange contracts and our cross currency swap agreements are accounted for as cash flow or fair value hedges depending on the designation of the related hedge.

At March 31, 2012 and December 31, 2011, we maintained cross currency swap agreements that effectively change €150.0 million of our €1.0 billion debt with a fixed rate of 5.625% to $190.9 million of debt at a fixed rate of 6.68%.

During the first quarter of 2012, we terminated a portion of our foreign currency forward contracts for Celebrity Reflection because their maturity dates were not aligned with the ship’s delivery date. Simultaneously, we entered into new foreign currency forward contracts that were aligned with the ship’s delivery date and designated the contracts as cash flow hedges. We effected the termination of the contracts by entering into offsetting foreign currency forward contracts. Neither the original nor the offsetting foreign currency forward contracts are designated as hedging instruments. As a result, subsequent changes in the fair value of the original and offsetting foreign currency forward contracts are recognized in earnings immediately and are reported within other income (expense) in our consolidated statements of comprehensive income. We deferred a loss of $10.8 million within accumulated other comprehensive income (loss) and a gain of $1.7 million within accrued expenses and other liabilities for the terminated contracts. Once the ship is placed in service, the net deferred loss of $9.1 million will be recognized as an increase to depreciation expense over the estimated useful life of Celebrity Reflection.

On a regular basis, we enter into foreign currency forward contracts to minimize the volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than the United States dollar. During the first quarter of 2012, we entered into an average of approximately $270.0 million of these foreign currency forward contracts. These instruments are not designated as hedging instruments. Changes in the fair value of the foreign currency forward contracts are recognized in earnings within other income (expense) in our consolidated statements of comprehensive income.

The notional amount of outstanding foreign exchange contracts including our cross currency swap agreements as of March 31, 2012 and December 31, 2011 was $1.2 billion and $0.9 billion, respectively.

Non-Derivative Instruments

We consider our investments in our foreign operations to be denominated in relatively stable currencies and of a long-term nature. We partially address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries’ and investments’ functional currencies. As of March 31, 2012 and December 31, 2011, we have assigned debt of approximately €618.2 million and €665.0 million, or approximately $823.2 million and $863.2 million, respectively, as a hedge of our net investment in Pullmantur and TUI Cruises.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates primarily to the consumption of fuel on our ships. We use fuel swap agreements and fuel call options to mitigate the financial impact of fluctuations in fuel prices.

Our fuel swap agreements are accounted for as cash flow hedges. At March 31, 2012, we have hedged the variability in future cash flows for certain forecasted fuel transactions occurring through 2015. As of March 31, 2012 and December 31, 2011, we have entered into the following fuel swap agreements:

	Fuel Swap Agreements
	As of March 31, 2012	As of December 31, 2011
	(metric tons)
2012	563,000	738,000
2013	692,000	644,000
2014	442,000	418,000
2015	284,000	284,000

	Fuel Swap Agreements
Projected fuel purchases for year:	As of March 31, 2012	As of December 31, 2011
	(% hedged)
2012	56%	55%
2013	51%	47%
2014	32%	30%
2015	20%	20%

At March 31, 2012 and December 31, 2011, $135.0 million and $78.5 million, respectively, of estimated unrealized net gains associated with our cash flow hedges pertaining to fuel swap agreements were expected to be reclassified to earnings from other accumulated comprehensive (loss) income within the next twelve months. Reclassification is expected to occur as the result of fuel consumption associated with our hedged forecasted fuel purchases.

Additionally, as of March 31, 2012 and December 31, 2011, we maintained fuel call options on a total of 1.0 million barrels of fuel oil which mature in 2013 in order to provide protection in the event fuel prices exceed the options’ exercise prices. Our fuel call options are not designated as hedging instruments. As a result, changes in the fair value of our fuel call options are recognized in earnings immediately and are reported in other income (expense) in our consolidated statements of comprehensive income. As of March 31, 2012 and December 31, 2011, the fuel call options represented 9% of our projected 2013 fuel requirements.

The fair value and line item caption of derivative instruments recorded were as follows:

Fair Value of Derivative Instruments

	Asset Derivatives			Liability Derivatives
		As of March 31, 2012	As of December 31, 2011		As of March 31, 2012	As of December 31, 2011
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
In thousands
Derivatives designated as hedging instruments under ASC 815-20[1]
Interest rate swaps	Other Assets	$62,474	$65,531	Other long- term liabilities	$8,302	$11,369
Cross currency swaps	Other Assets	6,877	2,914	Other long-term liabilities	—	—
Foreign currency forward contracts	Derivative Financial Instruments	11,542	1,895	Accrued expenses and other liabilities	15,528	31,775
Foreign currency forward contracts	Other Assets	1,048	—	Other long-term liabilities	—	—
Fuel swaps	Derivative Financial Instruments	137,909	82,747	Accrued expenses and other liabilities	—	—
Fuel swaps	Other Assets	68,225	26,258	Other long-term liabilities	3,671	29,213

Total derivatives designated as hedging instruments under 815-20		$288,075	$179,345		$27,501	$72,357

Derivatives not designated as hedging instruments under ASC 815-20
Foreign currency forward contracts	Derivative Financial Instruments	$5,960	$—	Accrued expenses and other liabilities	$14,968	$—
Foreign currency forward contracts	Other Assets	5,790	5,414	Other long-term liabilities	12,379	11,987
Fuel call options	Other Assets	19,051	16,371	Other long-term liabilities	—	—

Total derivatives not designated as hedging instruments under 815-20		$30,801	$21,785		$27,347	$11,987

Total derivatives		$318,876	$201,130		$54,848	$84,344

[1]	Accounting Standard Codification 815-20 “Derivatives and Hedging”.

The fair value and line item caption of non-derivative instruments recorded was as follows:

Non-derivative instrument designated as hedging instrument under ASC 815-20	Balance Sheet Location	Carrying Value
		As of March 31, 2012	As of December 31, 2011
In thousands
Foreign currency debt	Long-term debt	$823,211	$863,217

		$823,211	$863,217

The effect of derivative instruments qualifying and designated as hedging instruments and the related hedged items in fair value hedges on the consolidated statements of comprehensive income was as follows:

Derivatives and related Hedged Items under ASC 815-20 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative and Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative		Amount of Gain (Loss) Recognized in Income on Hedged Item
		Quarter Ended March 31, 2012	Quarter Ended March 31, 2011	Quarter Ended March 31, 2012	Quarter Ended March 31, 2011
In thousands
Interest rate swaps	Interest expense, net of interest capitalized	$4,982	$4,437	$7,260	$7,623
Interest rate swaps	Other income (expense)	(4,543)	(5,959)	3,714	5,890
Foreign currency forward contracts	Other income (expense)	—	22,911	—	(23,692)

		$439	$21,389	$10,974	$(10,179)

The effect of derivative instruments qualifying and designated as hedging instruments in cash flow hedges on the consolidated financial statements was as follows:

Derivatives under ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness testing)
	Quarter Ended March 31, 2012	Quarter Ended March 31, 2011		Quarter Ended March 31, 2012	Quarter Ended March 31, 2011		Quarter Ended March 31, 2012	Quarter Ended March 31, 2011
In thousands
Cross currency swaps	$(3,587)	$24,887	Other income (expense)	$(2,921)	$30,960	Other income (expense)	$—	$—
Interest rate swaps	4,554	—	Other income (expense)	—	—	Other income (expense)	1	—
Foreign currency forward contracts	17,708	67,849	Depreciation and amortization expenses	(196)	(174)	Other income (expense)	7	1,028
Foreign currency forward contracts	—	(12,375)	Other income (expense)	(238)	262	Other income (expense)	—	—
Fuel swaps	161,267	179,015	Fuel	35,827	36,074	Other income (expense)	529	5,084

	$179,942	$259,376		$32,472	$67,122		$537	$6,112

The effect of non-derivative instruments qualifying and designated as hedging instruments in net investment hedges on the consolidated financial statements was as follows:

Non-derivative instruments under ASC 815-20 Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Location of Gain (Loss) in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Quarter Ended March 31, 2012	Quarter Ended March 31, 2011		Quarter Ended March 31, 2012	Quarter Ended March 31, 2011
In thousands
Foreign Currency Debt	$(20,770)	$(37,208)	Other income (expense)	$—	$—

	$(20,770)	$(37,208)		$—	$—

The effect of derivatives not designated as hedging instruments on the consolidated financial statements was as follows:

Derivatives Not Designated as Hedging Instruments under ASC 815-20	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Quarter Ended March 31, 2012	Quarter Ended March 31, 2011
In thousands
Foreign exchange contracts	Other income (expense)	$8,373	$—
Fuel call options	Other income (expense)	2,682	24,153

		$11,055	$24,153

Credit Related Contingent Features

Our current interest rate derivative instruments may require us to post collateral if our Standard & Poor’s and Moody’s credit ratings remain below specified levels. Specifically, if on the fifth anniversary of entering into a derivative transaction and on all succeeding fifth-year anniversaries our credit ratings for our senior unsecured debt were to be below BBB- by Standard & Poor’s and Baa3 by Moody’s, then each counterparty to such derivative transaction with whom we are in a net liability position that exceeds the applicable minimum call amount may demand that we post collateral in an amount equal to the net liability position. The amount of collateral required to be posted following such event will change each time our net liability position increases or decreases by more than the applicable minimum call amount. If our credit rating for our senior debt is subsequently equal to, or above BBB- by Standard & Poor’s or Baa3 by Moody’s, then any collateral posted at such time will be released to us and we will no longer be required to post collateral unless we meet the collateral trigger requirement at the next fifth-year anniversary. Currently, our senior unsecured debt credit rating is BB with a stable outlook by Standard & Poor’s and Ba1 with a stable outlook by Moody’s. We currently have three interest rate derivative transactions that have a term of at least five years. One of these transactions will reach its fifth anniversary in July 2012. All of the instruments relating to this transaction are in a net asset position as of March 31, 2012. Therefore, as of March 31, 2012, we were not required to post collateral for any of our derivative instruments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revision of Prior Period Financial Statements

During the second quarter of 2011, we identified and corrected errors in the manner in which we were amortizing guarantee fees related to three outstanding export credit agency guaranteed loans, and to a much lesser extent, fees associated with our revolving credit facilities. Accordingly, we revised previously reported results for all affected periods. Refer to Note 1. General – Revision of Prior Period Financial Statements to our consolidated financial statements for further details. These errors impacted the interest expense and net income we reported in prior periods. The errors do not impact operating income, cash flows, Net Yields, Net Cruise Costs or Net Cruise Costs Excluding Fuel. The discussion and analysis included herein is based on the revised financial results for the quarter ended March 31, 2011.

Cautionary Note Concerning Forward-Looking Statements

The discussion under this caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this document includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance (including our expectations for the second quarter and full year of 2012 set forth under the heading “—Outlook” below), business and industry prospects or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. Words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “will,” and similar expressions are intended to identify these forward-looking statements. Forward-looking statements reflect management’s current expectations, are inherently uncertain and are subject to risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to, the following:

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

•	our ability to appropriately balance our cost management strategy with our goal of satisfying guest expectations;

•	failure to keep pace with developments in technology which could impair our operations or competitive position;

•	the uncertainties of conducting business globally and our ability to realize the intended benefits of our investments in new markets;

•	changes in operating and financing costs, including changes in foreign exchange rates, interest rates, fuel, food, payroll, airfare for our shipboard personnel, insurance and security costs;

•	vacation industry competition and industry overcapacity in certain markets;

•	the cost of or changes in tax, environmental, labor, health, safety, security and other laws and regulations affecting our business;

•	pending or threatened litigation, enforcement actions, fines or penalties;

•	emergency ship repairs, including the related lost revenue;

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

The above examples are not exhaustive and new risks emerge from time to time. All forward-looking statements made in this Quarterly Report on Form 10-Q speak only as of the date of this document. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a further discussion of risk factors related to our business, see Part I, Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2011.

Overview

The discussion and analysis of our financial condition and results of operations has been organized to present the following:

•	a review of our financial presentation, including discussion of certain operational and financial metrics we utilize to assist us manage our business;

•	a discussion of our results of operations for the quarter ended March 31, 2012 compared to the same period in 2011;

•	a discussion of our business outlook, including our expectations for selected financial items for the second quarter and full year of 2012; and

•	a discussion of our liquidity and capital resources, including our future capital and contractual commitments and potential funding sources.

Critical Accounting Policies

For a discussion of our critical accounting policies, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations within our annual report on Form 10-K for the year ended December 31, 2011.

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

•	Payroll and related expenses, which consist of costs for shipboard personnel (costs associated with our shoreside personnel are included in marketing, selling and administrative expenses);

•	Food expenses, which include food costs for both passengers and crew;

•	Fuel expenses, which include fuel and related delivery and storage costs, including the financial impact of fuel swap agreements accounted for as hedges; and

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

Net Cruise Costs and Net Cruise Costs Excluding Fuel represent Gross Cruise Costs excluding commissions, transportation and other expenses and onboard and other expenses and, in the case of Net Cruise Costs Excluding Fuel, fuel expenses (each of which is described above under the Description of Certain Line Items heading). In measuring our ability to control costs in a manner that positively impacts net income, we believe changes in Net Cruise Costs and Net Cruise Costs Excluding Fuel to be the most relevant indicators of our performance. A reconciliation of historical Gross Cruise Costs to Net Cruise Costs and Net Cruise Costs Excluding Fuel is provided below under Results of Operations. We have not provided a quantitative reconciliation of projected Gross Cruise Costs to projected Net Cruise Costs and projected Net Cruise Costs Excluding Fuel due to the significant uncertainty in projecting the costs deducted to arrive at these measures. Accordingly, we do not believe that reconciling information for such projected figures would be meaningful.

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

Results of Operations

Summary

As described in our 2011 Annual Report on Form 10-K, the tragedy involving the Costa Concordia is having a short term negative effect on our results of operations. Prior to the incident, booking patterns for 2012 were strong and WAVE season (traditionally the first two months of the year where cruise lines experience disproportionately higher volume cruise sales) was off to an excellent start. Our results of operations for the first quarter of 2012 were negatively impacted by the Costa Concordia incident and we expect the incident will have the greatest impact to our results of operations in the second and third quarters of 2012. Bookings for the fourth quarter of 2012 and for 2013 sailings remain strong, with both load factors and pricing running ahead of same time last year. We still believe the impact of the Costa Concordia incident will not have a significant long term impact to our business.

Our results of operations for the first quarter of 2012 were also influenced by changes to our international distribution system mainly in Latin America implemented in late 2011 pursuant to which we began directly distributing certain of our cruises rather than indirectly distributing them through charter arrangements. In addition, our results were influenced by our commitment to certain deployment initiatives including, but not limited to, increased deployment in Australia and China.

Quarter ended March 31, 2012

Total revenues for the first quarter of 2012 increased $162.5 million or 9.7% to $1.8 billion from $1.7 billion for the same period in 2011. Approximately $85.6 million of the increase in revenue was driven by an increase in ticket prices which was partially attributable to the deployment initiatives discussed above. In addition, approximately three percentage points of the 9.7% increase in total revenues was driven by the changes to our international distribution system as discussed above. As such, our results for the first quarter of 2012 reflect an increase in total revenues related to these changes with a corresponding increase in operating expenses. In addition, $41.2 million of this increase was attributable to a 2.5% increase in capacity. These increases were partially offset by the unfavorable effect of changes in foreign currency exchange rates related to our revenue transactions denominated in currencies other than the United States dollar.

The increase in total revenues was partially offset by higher cruise operating expenses primarily due to the deployment initiatives discussed above and to increases in fuel prices, commissions, food and head taxes on a per passenger basis partially attributable to changes in our international distribution system. The increase in cruise operating expenses was partially offset by the favorable effect of changes in foreign currency exchange rates related to our cruise operating expenses denominated in currencies other than the United States dollar. The increase in revenues was also offset by an increase in marketing, selling and administrative expenses primarily associated with an increase in shoreside payroll and benefits due to higher headcount primarily related to the changes in our international distribution system and, to a much lesser extent, an increase in expenses associated with technological innovations. Our results were also impacted by a gain on our fuel call options of $2.7 million in the first quarter of 2012 as compared to a gain of $24.2 million in the first quarter of 2011. As a result, our net income was $47.0 million or $0.21 per share on a diluted basis for the first quarter of 2012 compared to $78.4 million or $0.36 per share on a diluted basis for the first quarter of 2011.

Significant items for the first quarter of 2012 include:

•

We entered into an agreement to bareboat charter our ship Ocean Dream to an unrelated party for a period of six years from the transfer date. The charter agreement provides a renewal option exercisable by the unrelated third party for an additional four years. We anticipate delivery of Ocean Dream will take place in April 2012.

•

We exercised our option under our agreement with Meyer Werft to construct a second Project Sunshine ship with approximately 4,100 berths which is expected to enter service in the second quarter of 2015. We have a committed bank financing agreement to finance the purchase of the ship which includes a sovereign financing guarantee. See Note 4. Long-Term Debt to our consolidated financial statements for further information.

•	We announced the redeployment of Monarch of the Seas from Royal Caribbean International to Pullmantur. The redeployment is expected to occur in April 2013.

Operating results for the quarter ended March 31, 2012 compared to the same period in 2011 are shown in the following table (in thousands, except per share data):

	Quarter Ended March 31,
	2012		2011
		% of Total Revenues		% of Total Revenues
Passenger ticket revenues	$1,352,238	73.7%	$1,226,517	73.4%
Onboard and other revenues	482,242	26.3%	445,478	26.6%

Total revenues	1,834,480	100.0%	1,671,995	100.0%

Cruise operating expenses:
Commissions, transportation and other	320,738	17.5%	279,549	16.7%
Onboard and other	107,595	5.9%	102,490	6.1%
Payroll and related	210,114	11.5%	204,487	12.2%
Food	113,625	6.2%	100,082	6.0%
Fuel	228,994	12.5%	166,061	9.9%
Other operating	274,046	14.9%	248,402	14.9%

Total cruise operating expenses	1,255,112	68.4%	1,101,071	65.9%
Marketing, selling and administrative expenses	264,601	14.4%	248,138	14.8%
Depreciation and amortization expenses	179,392	9.8%	173,252	10.4%

Operating Income	135,375	7.4%	149,534	8.9%

Other income (expense):
Interest income	6,346	0.3%	3,781	0.2%
Interest expense, net of interest capitalized	(92,666)	(5.1)%	(100,625)	(6.0)%
Other income	(2,091)	(0.1)%	25,720	1.5%

	(88,411)	(4.8)%	(71,124)	(4.3)%

Net Income	$46,964	2.6%	$78,410	4.7%

Diluted Earnings Per Share	$0.21		$0.36

Selected historical statistical information is shown in the following table:

	Quarter Ended March 31,
	2012	2011
Passengers Carried	1,277,571	1,214,809
Passenger Cruise Days	8,683,203	8,445,699
APCD	8,299,800	8,100,296
Occupancy	104.6%	104.3%

Gross Yields and Net Yields were calculated as follows (in thousands, except APCD and Yields):

	Quarter Ended March 31,
		2012
	2012	On a Constant Currency basis	2011
Passenger ticket revenues	$1,352,238	$1,362,413	$1,226,517
Onboard and other revenues	482,242	483,988	445,478

Total revenues	1,834,480	1,846,401	1,671,995

Less:
Commissions, transportation and other	320,738	323,901	279,549
Onboard and other	107,595	107,688	102,490

Net revenues	$1,406,147	$1,414,812	$1,289,956

APCD	8,299,800	8,299,800	8,100,296
Gross Yields	$221.03	$222.46	$206.41
Net Yields	$169.42	$170.46	$159.25

Gross Cruise Costs, Net Cruise Costs and Net Cruise Costs Excluding Fuel were calculated as follows (in thousands, except APCD and costs per APCD):

	Quarter Ended March 31,
	2012	2012 On a Constant Currency basis	2011
Total cruise operating expenses	$1,255,112	$1,263,115	$1,101,071
Marketing, selling and administrative expenses	264,601	266,432	248,138

Gross Cruise Costs	1,519,713	1,529,547	1,349,209

Less:
Commissions, transportation and other	320,738	323,901	279,549
Onboard and other	107,595	107,688	102,490

Net Cruise Costs	$1,091,380	$1,097,958	$967,170

Less:
Fuel	228,994	230,141	166,061
Net Cruise Costs Excluding Fuel	$862,386	$867,817	$801,109

APCD	8,299,800	8,299,800	8,100,296
Gross Cruise Costs per APCD	$183.10	$184.29	$166.56
Net Cruise Costs per APCD	$131.49	$132.29	$119.40
Net Cruise Costs Excluding Fuel per APCD	$103.90	$104.56	$98.90

Net Debt-to-Capital was calculated as follows (in thousands):

	As of
	March 31, 2012	December 31, 2011
Long-term debt, net of current portion	$7,898,822	$7,856,962
Current portion of long-term debt	639,365	638,891

Total debt	8,538,187	8,495,853
Less: Cash and cash equivalents	277,533	262,186

Net Debt	$8,260,654	$8,233,667

Total shareholders’ equity	$8,592,570	$8,407,823
Total debt	8,538,187	8,495,853

Total debt and shareholders’ equity	17,130,757	16,903,676

Debt-to-Capital	49.8%	50.3%
Net Debt	8,260,654	8,233,667

Net Debt and shareholders’ equity	$16,853,224	$16,641,490

Net Debt-to-Capital	49.0%	49.5%

Outlook

As discussed above, our results of operations for 2012 are being negatively impacted by the tragedy involving the Costa Concordia, changes in our international distribution system and certain deployment initiatives. (See Results of Operations – Summary above). The estimated impact of the changes in our international distribution system and deployment initiatives is reflected within our Full Year 2012 and Second Quarter 2012 forward guidance below. These factors are expected to increase Net Yields by approximately 2% and 2.5% for the Full Year 2012 and the Second Quarter 2012, respectively. These factors are also expected to increase Net Cruise Costs per APCD excluding fuel by approximately 3% and 5% for the Full Year 2012 and the Second Quarter 2012, respectively.

Full Year 2012

	As Reported	Constant Currency
Net Yields	1% to 4%	2% to 5%
Net Cruise Costs per APCD	6% to 7%	7% to 8%
Net Cruise Costs per APCD, excluding Fuel	Approx. 4%	Approx. 5%
Capacity Increase	1.5%
Depreciation and Amortization	$730 to $750 million
Interest Expense, net	$353 to $373 million
Fuel Consumption (metric tons)	1,356,000
Fuel Expenses	$923 million
Percent Hedged (fwd consumption)	55%
Impact of 10% change in fuel prices	$32 million
EPS	$1.80 to $2.10

Second Quarter 2012

	As Reported	Constant Currency
Net Yields	2% to 3%	4% to 5%
Net Cruise Costs per APCD	11% to 12%	Approx. 13%
Net Cruise Costs per APCD, excluding Fuel	8% to 9%	10% to 11%
Capacity Increase	1.8%
Depreciation and Amortization	$176 to $186 million
Interest Expense, net	$83 to $93 million
Fuel Consumption (metric tons)	342,000
Fuel Expenses	$232 million
Percent Hedged (fwd consumption)	51%
Impact of 10% change in fuel prices	$12 million
EPS	($0.05) to $0.05

Quarter Ended March 31, 2012 Compared to Quarter Ended March 31, 2011

In this section, references to 2012 refer to the quarter ended March 31, 2012 and references to 2011 refer to the quarter ended March 31, 2011.

Revenues

Total revenues for 2012 increased $162.5 million or 9.7% to $1.8 billion from $1.7 billion in 2011. Approximately $85.6 million of the increase in revenue was driven by an increase in ticket prices which was partially attributable to the deployment initiatives described above. Approximately three percentage points of the 9.7% increase in total revenues was driven by the changes to our international distribution system. In addition, $41.2 million of this increase was attributable to a 2.5% increase in capacity. The increase in capacity was primarily due to the addition of Celebrity Silhouette which entered service in July 2011. This increase in capacity was partially offset by the sale of Celebrity Mercury to TUI Cruises in February 2011 and the completion of the charter of Bleu de France in November 2011 (we consolidate the results of CDF Croisières de France on a two-month lag as discussed in Note 1. General). The increase in total revenues was partially offset by the unfavorable effect of changes in foreign currency exchange rates related to our revenue transactions denominated in currencies other than the United States dollar.

Onboard and other revenues included concession revenues of $73.4 million in 2012 compared to $68.3 million for the same period in 2011. The increase in concession revenues was due to an increase in spending on a per passenger basis and the increase in capacity mentioned above.

Cruise Operating Expenses

Total cruise operating expenses for 2012 increased $154.0 million or 14.0% to $1.3 billion from $1.1 billion for 2011. Approximately $134.9 million of this increase was attributable to the deployment initiatives and to increases in fuel expenses, commissions, food and head taxes on a per passenger basis. Fuel expenses, which are net of the financial impact of fuel swap agreements accounted for as hedges, increased 30.0% per metric ton in 2012 as compared to 2011 primarily as a result of increasing fuel prices. The increase in commissions, food and head taxes was primarily due to the changes to our international distribution system. The increase in commissions was also due to the increase in ticket prices as mentioned above. The increase in food costs was also due to inflationary cost pressures. In addition, $27.1 million of the increase in cruise operating expenses was attributable to the 2.5% increase in capacity mentioned above. These increases were partially offset by the favorable effect of changes in foreign currency exchange rates related to our cruise operating expenses denominated in currencies other than the United States dollar.

Marketing, Selling and Administrative Expenses

Marketing, selling and administrative expenses for 2012 increased $16.5 million or 6.7% to $264.6 million from $248.1 million for 2011. The increase is due to an increase in shoreside payroll and benefits due to higher headcount primarily attributable to the changes to our international distribution system and, to a much lesser extent, an increase in expenses associated with technological innovations.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for 2012 increased $6.1 million or 3.5% to $179.4 million from $173.3 million for 2011. The increase is primarily due to the addition of Celebrity Silhouette which entered service in July 2011. To a lesser extent, the increase is also due to depreciation associated with shipboard and shore-side fixed asset additions. These increases were partially offset by the sale of Celebrity Mercury to TUI Cruises.

Other Income (Expense)

Interest expense, net of interest capitalized, decreased to $92.7 million in 2012 from $100.6 million in 2011. The decrease was due to lower interest rates and a lower average debt level.

Other expense was $2.1 million in 2012 compared to other income of $25.7 million in 2011 for a net change of $27.8 million when comparing these periods. The change was primarily due to a gain on our fuel call options of $2.7 million in 2012 as compared to a gain of $24.2 million in 2011.

Net Yields

Net Yields increased 6.4% in 2012 compared to 2011 primarily due to an increase in ticket prices partially attributable to the deployment initiatives and to the changes to our international distribution system. Net Yields increased 7.0% in 2012 compared to 2011 on a Constant Currency basis.

Net Cruise Costs

Net Cruise Costs increased 12.8% in 2012 compared to 2011 due to the 2.5% increase in capacity and a 10.1% increase in Net Cruise Cost per APCD. The increase in Net Cruise Costs per APCD was primarily driven by the deployment initiatives and an increase in fuel and food expenses as discussed above. Net Cruise Costs per APCD increased 10.8% in 2012 compared to 2011 on a Constant Currency basis. Net Cruise Costs Excluding Fuel per APCD increased 5.1% in 2012 compared to 2011. Net Cruise Costs Excluding Fuel per APCD increased 5.7% in 2012 compared to 2011 on a Constant Currency basis.

Recently Adopted, and Future Application of, Accounting Standards

Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements for further information on Recently Adopted Accounting Standards and Recent Accounting Pronouncements.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash flow generated from operations provides us with a significant source of liquidity. Net cash provided by operating activities decreased $70.2 million to $215.2 million for the first quarter of 2012 compared to $285.4 million for the same period in 2011. This decrease was primarily due to the timing of payments on our accounts payable.

Net cash used in investing activities was $158.4 million for the first quarter of 2012 compared to net cash provided by investing activities of $217.8 million for the same period in 2011. The change was primarily due to $290.0 million of proceeds received from the sale of Celebrity Mercury and $55.0 million of proceeds received from the sale of Bleu de France during the first quarter of 2011 which did not recur in 2012. During the first quarter of 2012, our use of cash was primarily related to capital expenditures of $177.2 million, up from $66.3 million for the same period in 2011. The increase in capital expenditures was attributable to an increase in progress payments on our ships under construction and payments related to our ship revitalization projects in the first quarter of 2012 that did not occur in the first quarter of 2011. We also provided $56.5 million under a debt facility to one of our unconsolidated affiliates during the first quarter of 2011 which did not recur in 2012.

Net cash used in financing activities was $44.6 million for the first quarter of 2012 compared to $452.7 million for the same period in 2011. This change was primarily due to a decrease in repayments of debt of approximately $812.5 million and a decrease in debt facility drawings of $340.5 million. The decrease in repayments of debt was primarily due to the repayment of a $500.0 million senior unsecured note in the first quarter of 2011 that did not recur in 2012 and to a decrease of $340.0 million in repayments on our unsecured revolving credit facilities from $420.0 million during the first quarter of 2011 to $80.0 million during the same period in 2012. The decrease in debt proceeds was primarily due to borrowings of $145.0 million on our revolving credit facilities during the first quarter of 2012 as compared to $480.0 million in the same period in 2011. The change was also due to cash dividends paid on our common stock of $43.5 million during the first quarter of 2012 and a decrease in proceeds of $15.7 million in connection with the exercise of common stock options as compared to the first quarter of 2011.

Future Capital Commitments

Our future capital commitments consist primarily of new ship orders. As of March 31, 2012, we have Celebrity Reflection under construction and two Project Sunshine ships on order for an aggregate additional capacity of approximately 11,200 berths.

As of March 31, 2012, the aggregate cost of our ships on order was approximately $3.0 billion, of which we had deposited $227.9 million as of such date. Approximately 46.3% of the aggregate cost was exposed to fluctuations in the euro exchange rate at March 31, 2012. These amounts do not include any costs associated with the construction agreement entered into by TUI Cruises to build its first newbuild ship. See Note 9. Fair Value Measurements and Derivative Instruments and Note 7. Commitments and Contingencies to our consolidated financial statements under Item 1. Financial Statements.

As of March 31, 2012, we anticipated overall capital expenditures will be approximately $1.3 billion for 2012, $600.0 million for 2013, $1.1 billion for 2014 and $1.0 billion for 2015.

Contractual Obligations

As of March 31, 2012, our contractual obligations were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Activities:
Operating lease obligations(1)(2)	$673,941	$63,975	$118,916	$110,617	$380,433
Interest on long-term debt(3)	1,218,521	321,327	404,498	187,433	305,263
Other(4)	730,676	176,102	257,072	140,306	157,196
Investing Activities:
Ship purchase obligations(5)	2,386,114	764,336	936,752	685,026	—
Financing Activities:
Long-term debt obligations (6)	8,481,182	626,836	3,500,944	2,283,849	2,069,553
Capital lease obligations (7)	57,005	12,529	9,152	4,252	31,072
Other (8)	127,959	33,215	56,075	29,579	9,090

Total	$13,675,398	$1,998,320	$5,283,409	$3,441,062	$2,952,607

(1)	We are obligated under noncancelable operating leases primarily for a ship, offices, warehouses and motor vehicles.
(2)	Under the Brilliance of the Seas lease agreement, we may be required to make a termination payment of approximately £66.8 million, or approximately $106.7 million based on the exchange rate at March 31, 2012, if the lease is canceled in 2020. This amount is included in the more than 5 years column.
(3)	Long-term debt obligations mature at various dates through fiscal year 2027 and bear interest at fixed and variable rates. Interest on variable-rate debt is calculated based on forecasted debt balances, including interest swapped from a fixed-rate to a variable-rate using the applicable rate at March 31, 2012. Debt denominated in other currencies is calculated based on the applicable exchange rate at March 31, 2012. Amounts are based on existing debt obligations and do not consider potential refinancing of expiring debt obligations.
(4)	Amounts represent future commitments with remaining terms in excess of one year to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts.
(5)	Amounts represent contractual obligations with initial terms in excess of one year.
(6)	Amounts represent debt obligations with initial terms in excess of one year.
(7)	Amounts represent capital lease obligations with initial terms in excess of one year.
(8)	Amounts represent fees payable to sovereign guarantors in connection with certain of our export credit debt facilities and facility fees on our revolving credit facilities.

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

Off-Balance Sheet Arrangements

In July 2002, we entered into an operating lease denominated in British pound sterling for the Brilliance of the Seas. The lease payments vary based on sterling LIBOR. The lease has a contractual life of 25 years; however, both the lessor and we have certain rights to cancel the lease at years 10 (i.e. 2012) and 18 (i.e. 2020) upon advance notice given approximately one year prior to cancellation. Accordingly, at the inception of the lease, the lease term for accounting purposes was established to be 10 years. In June 2011, the lessor advised us that they will not exercise their right to cancel the lease in

2012 and we subsequently made a determination that we will not exercise our right to cancel the lease in 2012. As a result, we performed a lease classification analysis and concluded that the lease should continue to be classified as an operating lease. In the event of early termination at year 18, we have the option to cause the sale of the vessel at its fair value and to use the proceeds towards the applicable termination payment. Alternatively, we could opt at such time to make a termination payment of approximately £66.8 million, or approximately $106.7 million based on the exchange rate at March 31, 2012 and relinquish our right to cause the sale of the vessel. Under current circumstances we do not believe early termination of this lease is probable.

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

TUI Cruises entered into a construction agreement with STX Finland that includes certain restrictions on each of our and TUI AG’s ability to reduce our current ownership interest in TUI Cruises below 37.5% through the construction period. In addition, the bank credit facility agreement for the financing of the ship extends this restriction through 2019.

Other than the items described above, we are not party to any other off-balance sheet arrangements, including guarantee contracts, retained or contingent interest, certain derivative instruments and variable interest entities, that either have, or are reasonably likely to have, a current or future material effect on our financial position.

Funding Needs and Sources

We have significant contractual obligations of which the capital expenditures associated with our ship purchases and our debt service obligations represent our largest funding needs. We have approximately $2.0 billion in contractual obligations due during the twelve-month period ending March 31, 2013 of which approximately $764.3 million relates to the acquisition of Celebrity Reflection along with progress payments on our Project Sunshine ships, $626.8 million relates to debt maturities and $321.3 million relates to interest on our long-term debt. In addition, we have $11.7 billion in contractual obligations due beyond the twelve-month period ending March 31, 2013 of which debt maturities, interest on our long-term debt and ship purchase obligations represent $7.9 billion, $897.2 million and $1.6 billion, respectively. We have historically relied on a combination of cash flows provided by operations, drawdowns under our available credit facilities, the incurrence of additional debt and/or the refinancing of our existing debt and the issuance of additional shares of equity securities to fund these obligations.

As of March 31, 2012, our liquidity was $1.1 billion, consisting of approximately $277.5 million in cash and cash equivalents and $805.0 million available under our unsecured revolving credit facilities. As of March 31, 2012, we had total revolving credit capacity of $1.46 billion. In April 2012, we increased our capacity by an additional $53.0 million to $1.5 billion.

In addition, we had a working capital deficit of $2.0 billion as of March 31, 2012 as compared to our working capital deficit of $2.1 billion as of December 31, 2011. Similar to others in our industry, we operate with a substantial working capital deficit because (1) passenger receipts are primarily paid in advance with a relatively low-level of accounts receivable, (2) rapid turnover results in a limited investment in inventories and (3) voyage-related accounts payable usually become due after receipt of cash from related bookings. In addition, we finance the purchase of our ships through long-term debt instruments. We generate substantial cash flows from operations and our business model, along with our unsecured revolving credit facilities, has historically allowed us to maintain this working capital deficit and still meet our operating, investing and financing needs. We expect that we will continue to have working capital deficits in the future.

Currently, we have on order Celebrity Reflection and two Project Sunshine ships in Germany each of which has committed bank financing arrangements which include sovereign financing guarantees (50% of the loans for our Project Sunshine ships are subject to syndication prior to delivery).

We continue our focus on ensuring adequate cash and liquidity. We are committed to improving our cost focus and continue to implement cost containment initiatives including a number of initiatives to reduce energy consumption and, by extension, fuel costs. These include the design of more fuel efficient ships and the implementation of other hardware and energy efficiencies. We anticipate that our cash flows from operations, our current available credit facilities and our current financing arrangements will be adequate to meet our capital expenditures and debt repayments over the next twelve-month period. In addition, we may elect to fund our contractual obligations through other means if favorable opportunities arise. During the first quarter of 2012, we declared and paid a cash dividend on our common stock of $0.10 per share. We also paid a cash dividend during the first quarter of 2012 on our common stock of $0.10 per share which was declared during the fourth quarter of 2011.

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

Debt Covenants

Certain of our financing agreements contain covenants that require us, among other things, to maintain minimum net worth of at least $5.8 billion and a fixed charge coverage ratio of at least 1.25x and to limit our net debt-to-capital ratio to no more than 62.5%. The fixed charge coverage ratio is calculated by dividing net cash from operations for the past four quarters by the sum of dividend payments plus scheduled principal debt payments in excess of any new financings for the past four quarters. Our minimum net worth and maximum net debt-to-capital calculations exclude the impact of accumulated other comprehensive (loss) income on total shareholders’ equity. We are well in excess of all debt covenant requirements as of March 31, 2012. The specific covenants and related definitions can be found in the applicable debt agreements, the majority of which have been previously filed with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of our market risks, refer to Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our annual report on Form 10-K for the year ended December 31, 2011.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As previously reported in our annual report on Form 10-K for the year ended December 31, 2011, between August 1, 2011 and September 8, 2011, three similar purported class action lawsuits were filed against us and certain of our officers in the U.S. District Court of the Southern District of Florida. The cases have since been consolidated and a consolidated amended complaint was filed on February 17, 2012. The consolidated amended complaint was filed on behalf of a purported class of purchasers of our common stock during the period from October 26, 2010 through July 27, 2011 and names the Company, our Chairman and CEO, our CFO and the Presidents and CEOs of our Royal Caribbean International and Celebrity Cruises brands as defendants. The consolidated amended complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 as well as, in the case of the individual defendants, the control person provisions of the Securities Exchange Act. The complaint principally alleges that the defendants knowingly made incorrect statements concerning the Company’s outlook for 2011 by not taking into proper account lagging European and Mediterranean bookings. The consolidated amended complaint seeks unspecified damages, interest, and attorneys’ fees. We filed a motion to dismiss the complaint on April 9, 2012. We believe the claims are without merit and we intend to vigorously defend ourselves against them.

We are routinely involved in other claims typical within the cruise vacation industry. The majority of these claims are covered by insurance. We believe the outcome of such claims, net of expected insurance recoveries, will not have a material adverse impact on our financial condition or results of operations.

Item 1A. Risk Factors

The risk factors that affect our business and financial results are discussed in “Item 1A. Risk Factors” in the 2011 annual report on Form 10-K and there has been no material change to these risk factors since previously disclosed. We wish to caution the reader that the risk factors discussed in “Item 1A. Risk Factors” in our 2011 annual report on Form 10-K, and those described elsewhere in this report or other Securities and Exchange Commission filings, could cause future results to differ materially from those stated in any forward-looking statements.

Item 6. Exhibits

3.1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on April 5, 2012).

10.1	Assignment and Amendment No. 4 to Credit Agreement, dated as of March 26, 2012, among Oasis of the Seas Inc., Royal Caribbean Cruises Ltd., the various financial institutions as are parties to the Credit Agreement and BNP Paribas, as administrative agent.*

10.2	Assignment and Amendment No. 4 to Credit Agreement, dated as of March 26, 2012, among Allure of the Seas Inc., Royal Caribbean Cruises Ltd., the various financial institutions as are parties to the Credit Agreement and Skandinaviska Enskilda Banken AB, as administrative agent.*

10.3	Assignment and Amendment Deed to Hull No. 677 Credit Agreement, dated as of February 17, 2012, among Celebrity Eclipse Inc., the Company and KfW IPEX-BANK GMBH, in its capacity as agent for Hermes, administrative agent and lender (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.4	Assignment and Amendment Deed to Hull No. 679 Credit Agreement, dated as of February 17, 2012, among Celebrity Silhouette Inc., the Company and KfW IPEX-BANK GMBH, in its capacity as agent for Hermes, administrative agent and lender (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.5	Assignment and Amendment Deed to Hull No. 691 Credit Agreement, dated as of February 17, 2012, among Celebrity Solstice V Inc., the Company and KfW IPEX-BANK GMBH, in its capacity as agent for Hermes, administrative agent and lender (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Certifications of the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code**

*	Filed herewith
**	Furnished herewith

Interactive Data File

101*	The following financial statements from Royal Caribbean Cruises Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, as filed with the SEC on April 24, 2012, formatted in XBRL, as follows:

	(i)	the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011;

	(ii)	the Consolidated Balance Sheets at March 31, 2012 and December 31, 2011;

	(iii)	the Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and

	(iv)	the Notes to the Consolidated Financial Statements, tagged in summary and detail.

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

ROYAL CARIBBEAN CRUISES LTD.
(Registrant)

/s/ BRIAN J. RICE
Brian J. Rice
Executive Vice President and
Date: April 24, 2012	Chief Financial Officer (Principal Financial Officer and duly authorized signatory)