Form 10-Q
period 2012-06-30
ROYAL CARIBBEAN CRUISES LTD
filed 2012-07-27
CIK 884887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes  ☐     No  ☒

There were 217,906,953 shares of common stock outstanding as of July 18, 2012.

ROYAL CARIBBEAN CRUISES LTD.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited; in thousands, except per share data)

	Quarter Ended June 30,
	2012	2011
Passenger ticket revenues	$1,332,207	$1,296,789
Onboard and other revenues	488,797	471,084
Total revenues	1,821,004	1,767,873

Cruise operating expenses:
Commissions, transportation and other	307,697	299,174
Onboard and other	130,981	134,938
Payroll and related	206,519	198,794
Food	109,300	99,149
Fuel	237,961	188,128
Other operating	303,556	265,192
Total cruise operating expenses	1,296,014	1,185,375
Marketing, selling and administrative expenses	247,571	242,258
Depreciation and amortization expenses	180,514	172,050
Operating Income	96,905	168,190

Other income (expense):
Interest income	4,972	6,478
Interest expense, net of interest capitalized	(89,106)	(92,968)
Other (expense) income	(16,424)	11,791
	(100,558)	(74,699)
Net (Loss) Income	$(3,653)	$93,491

(Loss) Earnings per Share:
Basic	$(0.02)	$0.43
Diluted	$(0.02)	$0.43

Weighted-Average Shares Outstanding:
Basic	217,866	217,028
Diluted	217,866	219,370

Comprehensive Income (Loss)
Net (Loss) Income	$(3,653)	$93,491
Other comprehensive income (loss):
Foreign currency translation adjustments	(12,361)	16,521
Change in defined benefit plans	-	(216)
(Loss) Gain on cash flow derivative hedges	(288,252)	9,488
Total other comprehensive (loss) income	(300,613)	25,793

Comprehensive (Loss) Income	$(304,266)	$119,284

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited; in thousands, except per share data)

	Six Months Ended June 30,
	2012	2011
Passenger ticket revenues	$2,684,445	$2,523,306
Onboard and other revenues	971,039	916,562
Total revenues	3,655,484	3,439,868

Cruise operating expenses:
Commissions, transportation and other	628,435	578,723
Onboard and other	238,576	237,428
Payroll and related	416,633	403,281
Food	222,925	199,231
Fuel	466,955	354,189
Other operating	577,602	513,594
Total cruise operating expenses	2,551,126	2,286,446
Marketing, selling and administrative expenses	512,172	490,396
Depreciation and amortization expenses	359,906	345,302
Operating Income	232,280	317,724

Other income (expense):
Interest income	11,318	10,259
Interest expense, net of interest capitalized	(181,772)	(193,593)
Other (expense) income	(18,515)	37,511
	(188,969)	(145,823)
Net Income	$43,311	$171,901

Earnings per Share:
Basic	$0.20	$0.79
Diluted	$0.20	$0.78

Weighted-Average Shares Outstanding:
Basic	217,725	216,771
Diluted	219,217	219,516

Comprehensive Income (Loss)
Net Income	$43,311	$171,901
Other comprehensive income (loss):
Foreign currency translation adjustments	(9,021)	208,775
Change in defined benefit plans	-	(216)
(Loss) Gain on cash flow derivative hedges	(140,782)	39,389
Total other comprehensive (loss) income	(149,803)	247,948

Comprehensive (Loss) Income	$(106,492)	$419,849

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of
	June 30,	December 31,
	2012	2011
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$212,209	$262,186
Trade and other receivables, net	284,658	292,447
Inventories	146,711	144,553
Prepaid expenses and other assets	255,274	185,460
Derivative financial instruments	55,296	84,642
Total current assets	954,148	969,288
Property and equipment, net	16,887,693	16,934,817
Goodwill	736,280	746,537
Other assets	1,117,983	1,153,763
	$19,696,104	$19,804,405

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$1,156,549	$638,891
Accounts payable	316,409	304,623
Accrued interest	86,477	123,853
Accrued expenses and other liabilities	544,549	564,272
Customer deposits	1,705,128	1,436,003
Total current liabilities	3,809,112	3,067,642
Long-term debt	7,068,902	7,856,962
Other long-term liabilities	546,416	471,978

Commitments and contingencies (Note 7)

Shareholders’ equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	-	-
Common stock ($0.01 par value; 500,000,000 shares authorized; 228,206,710 and 227,366,165 shares issued, June 30, 2012 and December 31, 2011, respectively)	2,282	2,276
Paid-in capital	3,085,662	3,071,759
Retained earnings	5,823,175	5,823,430
Accumulated other comprehensive loss	(225,741)	(75,938)
Treasury stock (10,308,683 common shares at cost, June 30, 2012 and December 31, 2011)	(413,704)	(413,704)
Total shareholders’ equity	8,271,674	8,407,823
	$19,696,104	$19,804,405

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended
	June 30,
	2012	2011
Operating Activities
Net income	$43,311	$171,901
Adjustments:
Depreciation and amortization	359,906	345,302
Loss (gain) on fuel call options	7,470	(24,803)
Changes in operating assets and liabilities:
Decrease in trade and other receivables, net	56,651	63,803
Increase in inventories	(2,451)	(17,316)
Increase in prepaid expenses and other assets	(58,495)	(83,740)
Increase in accounts payable	12,348	92,619
Decrease in accrued interest	(37,377)	(60,653)
Decrease in accrued expenses and other liabilities	(28,505)	(21,931)
Increase in customer deposits	224,873	306,070
Other, net	5,788	(4,510)
Net cash provided by operating activities	583,519	766,742

Investing Activities
Purchases of property and equipment	(322,751)	(251,565)
Cash received on settlement of derivative financial instruments	4,646	25,250
Loan to unconsolidated affiliate	-	(69,682)
Proceeds from the sale of ships	-	345,000
Other, net	4,936	(3,044)
Net cash (used in) provided by investing activities	(313,169)	45,959

Financing Activities
Debt proceeds	345,000	702,442
Debt issuance costs	(21,730)	(28,593)
Repayments of debt	(575,585)	(1,376,801)
Dividends paid	(65,293)	-
Proceeds from exercise of common stock options	1,768	17,923
Other, net	774	705
Net cash used in financing activities	(315,066)	(684,324)

Effect of exchange rate changes on cash	(5,261)	3,154

Net (decrease) increase in cash and cash equivalents	(49,977)	131,531
Cash and cash equivalents at beginning of period	262,186	419,929
Cash and cash equivalents at end of period	$212,209	$551,460

Supplemental Disclosure
Cash paid during the period for:
Interest, net of amount capitalized	$194,341	$223,438

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As used in this quarterly report on Form 10-Q, the terms “Royal Caribbean,” the “Company,” “we,” “our” and “us” refer to Royal Caribbean Cruises Ltd. and, depending on the context, Royal Caribbean Cruises Ltd.’s consolidated subsidiaries and/or affiliates. The terms “Royal Caribbean International,” “Celebrity Cruises,” “Pullmantur,” “Azamara Club Cruises” and “CDF Croisières de France” refer to our cruise brands. In accordance with cruise vacation industry practice, the term “berths” is determined based on double occupancy per cabin even though many cabins can accommodate three or more passengers. This report should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2011, including the audited consolidated financial statements and related notes included therein.

Note 1. General

Description of Business

We are a global cruise company.  We own the Royal Caribbean International, Celebrity Cruises, Pullmantur, Azamara Club Cruises, and CDF Croisières de France cruise brands as well as the cruise brand TUI Cruises through a 50% joint venture.

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

All significant intercompany accounts and transactions are eliminated in consolidation. We consolidate entities over which we have control, usually evidenced by a direct ownership interest of greater than 50% and variable interest entities where we are determined to be the primary beneficiary. See Note 6. Goodwill and Other Assets for further information regarding our variable interest entities. For affiliates we do not control but over which we have significant influence on financial and operating policies, usually evidenced by a direct ownership interest from 20% to 50%, the investment is accounted for using the equity method.  We consolidate the operating results of Pullmantur and its wholly-owned brand, CDF Croisières de France, on a two-month lag to allow for more timely preparation of our consolidated financial statements.  No material events or transactions affecting Pullmantur or CDF Croisières de France, have occurred during the two-month lag period of May 2012 and June 2012 that would require disclosure or adjustment to our consolidated financial statements as of June 30, 2012.

We believe the accompanying unaudited consolidated financial statements contain all normal recurring accruals necessary for a fair statement.  Our revenues are seasonal and results for interim periods are not necessarily indicative of results for the entire year.

Note 2. Summary of Significant Accounting Policies

Stock-Based Employee Compensation

In February 2012, we redesigned our long-term incentive award program and began to grant performance shares to our officers in lieu of stock options.  Under our prior program, our officers received a combination of stock options and restricted stock units.  Beginning in February 2012, our officers instead receive their long-term incentive awards through a combination of performance shares and restricted stock units. Each performance share award is expressed as a target number of performance shares based upon the fair market value of our common stock on the date the award is issued.  The actual number of shares underlying each award (not to exceed 200% of the target number of performance shares) will be determined based upon the Company’s achievement of a specified performance target range. For the grants made in February 2012, the performance target is diluted earnings per share (“EPS”) for the year ended December 31, 2012, as adjusted by the Compensation Committee of our Board of Directors for events that are outside of management’s control. In February 2012, we issued a target number of 327,240 performance shares which will vest on the third anniversary of the award issue date.

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

In January 2012, we adopted authoritative guidance issued in 2011 on the presentation of comprehensive income which requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements.  The new guidance eliminates the option to report other comprehensive income and its components in the statement of changes in equity.  We elected to present this information using one continuous statement.  See our consolidated statements of comprehensive income (loss) above.

Other

Revenues and expenses include port costs that vary with guest head counts.  The amounts included in passenger ticket revenues on a gross basis were $103.8 million and $103.2 million for the second quarters of 2012 and 2011, respectively, and $216.9 million and $198.9 million for the six months ended June 30, 2012 and 2011, respectively.

Note 3. Earnings Per Share

A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Quarter Ended		Six Months Ended
		June 30,		June 30,
	2012	2011	2012	2011
Net (loss) income for basic and diluted earnings per share	$ (3,653)	$ 93,491	$ 43,311	$171,901

Weighted-average common shares outstanding	217,866	217,028	217,725	216,771
Dilutive effect of stock options and restricted stock awards	-	2,342	1,492	2,745
Diluted weighted-average shares outstanding	217,866	219,370	219,217	219,516

Basic (loss) earnings per share	$(0.02)	$0.43	$0.20	$0.79
Diluted (loss) earnings per share	$(0.02)	$0.43	$0.20	$0.78

Diluted earnings per share for the quarter and six months ended June 30, 2012 did not reflect options to purchase common stock and performance shares of an aggregate of 5.1 million and 3.1 million, respectively, because the effect of including them would have been antidilutive.  Diluted earnings per share for the quarter and six months ended June 30, 2011 did not reflect options to purchase common stock of 2.8 million and 1.8 million, respectively, because the effect of including them would have been antidilutive.

Note 4. Long-Term Debt

During the first quarter of 2012, we exercised our option under the agreement with Meyer Werft to construct the second ship of a new generation of Royal Caribbean International cruise ships, known as “Project Sunshine”.  The second ship is scheduled for delivery in the second quarter of 2015.  During 2011, we entered into credit agreements to finance the construction of the first and second Project Sunshine ships. Each facility makes available to us an unsecured term loan in an amount up to the United States dollar equivalent corresponding to approximately €595.0 million, with funding of approximately 5% remaining subject to syndication for the first ship and 50% remaining subject to syndication for the second ship prior to delivery of the applicable ship. Euler Hermes Kreditversicherungs AG (“Hermes”), the official export credit agency of Germany, has agreed to guarantee to the lender payment of 95% of the financing.  The loans will amortize semi-annually and will mature 12 years following delivery of the applicable ship.  Pursuant to the credit agreements, interest on the loans will accrue at our election (to be made prior to funding) at either a fixed rate (including applicable margin) of 4.76% or a floating rate of LIBOR plus a margin of 1.30%.  Separately, we have entered into forward-starting interest rate swap agreements which effectively convert the floating rate available to us per the credit agreements to a fixed rate (including applicable margin) of 3.74% and 3.86% for the first and second Project Sunshine ships, respectively.  See Note 9. Fair Value

Measurements and Derivative Instruments for further information regarding these agreements.

Under the terms of our revolving credit facility due July 2016, we have the ability to increase the available capacity under the facility by $300.0 million subject to the receipt of additional or increased lender commitments.  During the first six months of 2012, we increased the capacity of this facility by $213.0 million bringing our total capacity, including our revolving credit facility due November 2014, to $1.6 billion as of June 30, 2012. In July 2012, we increased our capacity by an additional $20.0 million.

We have a credit agreement in place providing financing for Celebrity Reflection which is scheduled for delivery in the fourth quarter of 2012.  The credit agreement provides for an unsecured term loan for up to 80% of the purchase price of the vessel which will be 95% guaranteed by Hermes and will be funded at delivery.  The loan will have a 12-year life with semi-annual amortization, and pursuant to the credit agreement, will bear interest at our election (to be made prior to funding) of either a fixed rate of 4.13% (inclusive of the applicable margin) or a floating rate at LIBOR plus a margin of 0.40%.  Separately, we have entered into forward-starting interest rate swap agreements which effectively convert the floating rate available to us per the credit agreement to a fixed rate (including applicable margin) of 2.85%.  See Note 9. Fair Value Measurements and Derivative Instruments for further information regarding these agreements.

Certain of our unsecured ship financing term loans are guaranteed by the export credit agency in the respective country in which the ship is constructed.  In consideration for these guarantees, depending on the financing arrangement, we pay to the applicable export credit agency fees that range from either (1) 0.88% to 1.48% per annum based on the outstanding loan balance semi-annually over the term of the loan (subject to adjustment in certain of our facilities based upon our credit ratings) or (2) an upfront fee of approximately 2.3% to 2.37% of the maximum loan amount. We amortize the fees that are paid upfront over the life of the loan and those that are paid semi-annually over each respective payment period.  We classify these fees within Debt issuance costs in our consolidated statement of cash flows.

Under certain of our agreements, the contractual interest rate, facility fee and/or export credit agency fee vary with our debt rating.

Note 5.  Property and Equipment

During the second quarter of 2012, Pullmantur delivered Ocean Dream to an unrelated third party as part of a six year bareboat charter agreement.  The charter agreement provides a renewal option exercisable by the unrelated third party for an additional four years.  The charter agreement constitutes an operating lease and charter revenue is being recognized on a straight-line basis over the six year charter term.  The charter revenue recognized during the second quarter of 2012 was not material to our results of operations.

Note 6. Goodwill and Other Assets

During the fourth quarter of 2011, we performed our annual analysis to determine if the goodwill for the Pullmantur reporting unit was impaired. We estimated the fair value of the Pullmantur reporting unit using a probability-weighted discounted cash flow model. The principal assumptions used in the discounted cash flow model are projected operating results, weighted-average cost of capital, and terminal value.   Significantly impacting these assumptions are the anticipated future transfer of vessels from our other cruise brands to Pullmantur.  For example, during the first quarter of 2012, we announced the redeployment of Monarch of the Seas from Royal Caribbean International to Pullmantur. The redeployment is expected to occur in April 2013. The discounted cash flow model used our 2012 projected operating results as a base.  To that base we added future years’ cash flows assuming multiple revenue and expense scenarios that reflect the impact on Pullmantur’s reporting unit of different global economic environments beyond 2012. We assigned a probability to each revenue and expense scenario. On December 31, 2011, the estimated fair value of the Pullmantur reporting unit exceeded its carrying value.

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

We are monitoring economic events in Spain for their potential impact on Pullmantur’s business and valuation.  These events continue to reinforce the uncertainty and fragility of the Spanish economy.  However, based on our current projections we do not believe an interim impairment evaluation of Pullmantur’s goodwill or trademarks and trade names is warranted as of June 30, 2012. We will evaluate these intangible assets for potential impairment ahead of our scheduled fourth quarter 2012 annual impairment test if and when future events or other information gleaned while preparing Pullmantur’s 2013 operating plan indicate deterioration in Pullmantur’s business.

The estimation of fair value utilizing discounted expected future cash flows includes numerous uncertainties which require our significant judgment when making assumptions of expected revenues, operating costs, marketing, selling and administrative expenses, interest rates, ship additions and retirements as well as assumptions regarding the cruise vacation industry’s competitive environment and general economic and business conditions, among other factors. Pullmantur is a brand targeted primarily at the Spanish, Portuguese and Latin American markets.  European economies continue to demonstrate instability in light of heightened concerns over sovereign debt issues as well as the impact that proposed austerity measures will have on certain markets.  The Spanish economy has been more severely impacted than many other economies around the world where we operate and there is significant uncertainty as to whether or when it will recover.  In addition, the Costa Concordia incident has had a negative impact on our earnings to date in 2012 while the impact in future years is uncertain.  If the Spanish economy weakens further or recovers more slowly than contemplated in our discounted cash flow model, if there are relatively modest changes to our projected future cash flows used in the impairment analyses, especially in Net Yields, or if certain transfers of vessels from our other cruise brands to the Pullmantur fleet do not take place, it is reasonably possible that an impairment charge of Pullmantur’s reporting unit’s goodwill, trademarks and trade name may be required.

The factors influencing the Spanish economy and Pullmantur’s operating cash flows discussed above could also affect the recoverability of Pullmantur’s deferred tax assets. As of June 30, 2012, Pullmantur had deferred tax assets of €25.4 million, or $32.3 million based on the exchange rate at June 30, 2012, resulting from net operating losses. We regularly review deferred tax assets for recoverability based on our history of earnings, expectations for future earnings, and tax planning strategies.  We believe it is more-likely-than-not that we will recover the deferred tax assets based on our expectation of future earnings and implementation of tax planning strategies.  Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income to support the amount of deferred tax assets.  It is possible we may need to establish a valuation allowance for a portion or all of the deferred tax asset balance if future earnings do not meet expectations or we are unable to successfully implement our tax planning strategies.

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

We have determined that our 40% noncontrolling interest in Grand Bahama Shipyard Ltd. (“Grand Bahama”), a ship repair and maintenance facility in which we initially invested in 2001, is a VIE. The facility serves cruise and cargo ships, oil and gas tankers, and offshore units.  We utilize this facility, among other ship repair facilities, for our regularly scheduled drydocks and certain emergency repairs as may be required.  We have determined we are not the primary beneficiary of this facility, as we do not have the power to direct the activities that most significantly impact the facility’s economic performance. Accordingly, we do not consolidate this entity and we account for this investment under the equity method of accounting. As of June 30, 2012 and December 31, 2011, the net book value of our investment in Grand Bahama, including equity and loans, was approximately $60.8 million and $61.4 million, respectively, which is also our maximum exposure to loss as we are not contractually required to provide any financial or other support to the facility.  The majority of our loans to Grand Bahama are in non-accrual status.  During the first six months of 2012, we received approximately $4.6 million in principal and interest payments from Grand Bahama and recorded income associated with our investment in Grand Bahama.  We monitor credit risk associated with these loans through our participation on Grand Bahama’s board of directors along with our review of Grand Bahama’s financial statements and projected cash flows.  Based on this review, we believe the risk of loss associated with these loans was remote as of June 30, 2012.

In conjunction with our acquisition of Pullmantur in 2006, we obtained a 49% noncontrolling interest in Pullmantur Air, S.A. (“Pullmantur Air”), a small air business that operates four aircrafts in support of Pullmantur’s operations. We have determined Pullmantur Air is a VIE for which we are the primary beneficiary as we have the power to direct the activities that most significantly impact its economic performance and we are obligated to absorb its losses. In accordance with authoritative guidance, we have consolidated the assets and liabilities of Pullmantur Air.  We do not separately disclose the assets and liabilities of Pullmantur Air as they are immaterial to our June 30, 2012 and December 31, 2011 consolidated financial statements.

We have determined that our 50% interest in the TUI Cruises GmbH joint venture which operates the brand TUI Cruises, is a VIE. As of June 30, 2012 and December 31, 2011, our investment in TUI Cruises, including equity and loans, is substantially our maximum exposure to loss, which was approximately $269.6 million and $282.0 million, respectively, and the majority of this amount was included within other assets in our consolidated balance sheets.  We have determined that we are not the primary beneficiary of TUI Cruises.  We believe that the power to direct the activities that most significantly impact TUI Cruises’ economic performance are shared between ourselves and TUI AG.  All the significant operating and financial decisions of TUI Cruises require the consent of both parties which we believe creates shared power over TUI Cruises.  Accordingly, we do not consolidate this entity and account for this investment under the equity method of accounting.

In connection with our sale of Celebrity Mercury to TUI Cruises in 2011, we provided a debt facility to TUI Cruises in the amount of up to €90.0 million. The outstanding principal amount of the facility as of June 30, 2012 was €74.3 million, or approximately $94.3 million based on the exchange rate at June 30, 2012. The loan bears interest at the rate of 9.54% per annum, is payable over seven years, is 50% guaranteed by TUI AG (our joint venture partner) and is secured by second mortgages on both Mein Schiff 1 and Mein Schiff 2. In addition, we and TUI AG each guaranteed the repayment of 50% of an €180.0 million 5-year bank loan provided to TUI Cruises, of which €162.0 million remains outstanding as of June 30, 2012, in connection with the sale of the ship.  The bank loan amortizes quarterly and is secured by first mortgages on both Mein Schiff 1 and Mein Schiff 2.  Based on current facts and circumstances, we do not believe potential obligations under this guarantee are probable.

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

As of June 30, 2012, the aggregate cost of our ships on order was approximately $3.0 billion, of which we had deposited $227.9 million as of such date. Approximately 15.6% of the aggregate cost was exposed to fluctuations in the euro exchange rate at June 30, 2012.  These amounts do not include any costs associated with the construction agreement entered into by TUI Cruises to build their first newbuild ship.

As of June 30, 2012, the expected dates our ships on order will enter service and their approximate berths are as follows:

	Expected to	Approximate
Ship	Enter Service	Berths
Celebrity Cruises – Solstice-class:
Celebrity Reflection	4th Quarter 2012	3,000
Royal Caribbean International – Project Sunshine:
Unnamed	4th Quarter 2014	4,100
Unnamed	2nd Quarter 2015	4,100
	Total Berths	11,200

We have committed bank financing arrangements for Celebrity Reflection and our two Project Sunshine ships, each of which include sovereign financing guarantees.  See Note 4. Long-Term Debt.

Litigation

Between August 1, 2011 and September 8, 2011, three similar purported class action lawsuits were filed against us and certain of our officers in the U.S. District Court of the Southern District of Florida.  The cases have since been consolidated and a consolidated amended complaint was filed on February 17, 2012.  The consolidated amended complaint was filed on behalf of a purported class of purchasers of our common stock during the period from October 26, 2010 through July 27, 2011 and names the Company, our Chairman and CEO, our CFO and the Presidents and CEOs of our Royal Caribbean International and Celebrity Cruises brands as defendants.  The consolidated amended complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 as well as, in the case of the individual defendants, the control person provisions of the Securities Exchange Act.  The complaint principally alleges that the defendants knowingly made incorrect statements concerning the Company’s outlook for 2011 by not taking into proper account lagging European and Mediterranean bookings. The consolidated amended complaint seeks unspecified damages, interest, and attorneys’ fees. We filed a motion to dismiss the complaint on April 9, 2012. We believe the claims made against us are without merit and we intend to vigorously defend ourselves against them.

A class action complaint was filed in June 2011 against Royal Caribbean Cruises Ltd. in the United States District Court for the Southern District of Florida on behalf of a purported class of stateroom attendants employed onboard Royal Caribbean International cruise vessels alleging that they were required to pay other crew members to help with their duties in violation of the U.S. Seaman’s Wage Act. The lawsuit also alleges that certain stateroom attendants were required to work back of house assignments without the ability to earn gratuities in violation of the U.S. Seaman’s Wage Act. Plaintiffs seek judgment for damages, wage penalties and interest in an indeterminate amount. In May 2012, the Court granted our motion to dismiss the complaint on the basis that the applicable collective bargaining agreement requires any such claims to be arbitrated. Plaintiff has appealed this decision to the United States Court of Appeals, 11th Circuit. We believe the claims made against us are without merit and we intend to vigorously defend ourselves against them.

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

Because of the inherent uncertainty as to the outcome of the proceedings described above, we are unable at this time to estimate the possible impact of these matters on us.

We are routinely involved in other claims typical within the cruise vacation industry. The majority of these claims are covered by insurance. We believe the outcome of such claims, net of expected insurance recoveries, will not have a material adverse impact on our financial condition or results of operations and cash flows.

Other

In July 2002, we entered into an operating lease denominated in British pound sterling for the Brilliance of the Seas.  The lease payments vary based on sterling LIBOR.  The lease has a contractual life of 25 years; however, both the lessor and we have certain rights to cancel the lease at year 18 (i.e. 2020) upon advance notice given approximately one year prior to cancellation.  In the event of early termination at year 18, we have the option to cause the sale of the vessel at its fair value and to use the proceeds towards the applicable termination payment.  Alternatively, we could opt at such time to make a termination payment of approximately ₤66.8 million, or approximately $104.8 million based on the exchange rate at June 30, 2012, and relinquish our right to cause the sale of the vessel.  Under current circumstances we do not believe early termination of this lease is probable.

Under the Brilliance of the Seas operating lease, we have agreed to indemnify the lessor to the extent its after-tax return is negatively impacted by unfavorable changes in corporate tax rates, capital allowance deductions and certain unfavorable determinations which may be made by United Kingdom tax authorities. These indemnifications could result in an increase in our lease payments.  We are unable to estimate the maximum potential increase in our lease payments due to the various circumstances, timing or a combination of events that could trigger such indemnifications. We have been advised by the lessor that the United Kingdom tax authorities are disputing the lessor’s accounting treatment of the lease and that the lessor and tax authorities are in discussions on the matter.  If the characterization of the lease is ultimately determined to be incorrect, we could be required to indemnify the lessor under certain circumstances.  The lessor has advised us that they believe their characterization of the lease is correct. Based on the foregoing and our review of available information, we do not believe an indemnification payment is probable.  However, if the lessor loses its dispute and we are required to indemnify the lessor, we cannot at this time predict the impact that such an occurrence would have on our financial condition and results of operations.

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

Note 8. Shareholders’ Equity

During the first and second quarters of 2012, we declared and paid a cash dividend on our common stock of $0.10 per share. During the first quarter of 2012, we also paid a cash dividend on our common stock of $0.10 per share which was declared during the fourth quarter of 2011.

Note 9. Fair Value Measurements and Derivative Instruments

Fair Value Measurements

The estimated fair value of our financial instruments that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows (in thousands):

	Fair Value Measurements At June 30, 2012 Using				Fair Value Measurements at December 31, 2011 Using

Description	Total	Level 1[1]	Level 2[2]	Level 3[3]	Total	Level 1[1]	Level 2[2]	Level 3[3]

Assets:
Cash and cash equivalents[4]	$212,209	212,209	–	–	$262,186	262,186	–	–

Total Assets	$212,209	$212,209	$–	$–	$262,186	$262,186	$–	$–

Liabilities:
Long-term debt (including current portion of long-term debt)[5]		3,458,805	4,886,692	–	$8,557,095	3,424,722	5,132,373	–
	$8,345,497
Total Liabilities	$8,345,497	$3,458,805	$4,886,692	$–	$8,557,095	$3,424,722	$5,132,373	$–

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

3.	Inputs that are unobservable. The Company did not use any Level 3 inputs as of June 30, 2012 and December 31, 2011.
4.	Consists of cash and marketable securities with original maturities of less than 90 days.
5.	Consists of unsecured revolving credit facilities, unsecured senior notes, senior debentures and unsecured term loans. Does not include our capital lease obligations.

Other Financial Instruments

The carrying amounts of accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value at June 30, 2012 and December 31, 2011.

Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy.  The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2012 Using				Fair Value Measurements at December 31, 2011 Using

Description	Total	Level 1[1]	Level 2[2]	Level 3[3]	Total	Level 1[1]	Level 2[2]	Level 3[3]

Assets:

Derivative financial instruments[4]	$156,105	—	156,105	—	$201,130	—	201,130	—
Investments[5]	$6,975	6,975	—	—	$6,941	6,941	—	—

Total Assets	$163,080	$6,975	$156,105	$—	$208,071	$6,941	$201,130	$—

Liabilities:
Derivative financial instruments[6]	$195,593	—	195,593	—	$84,344	—	84,344	—

Total Liabilities	$195,593	$—	$195,593	$—	$84,344	$—	$84,344	$—

1.

Inputs based on quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Valuation of these items does not entail a significant amount of judgment.

2.

Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. For foreign currency forward contracts, interest rate, cross currency and fuel swaps, fair value is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms, such as maturity as well as other inputs, such as foreign exchange rates and curves, fuel types, fuel curves and interest rate yield curves. For fuel call options, fair value is determined by using the prevailing market price for the instruments consisting of published price quotes for similar assets based on recent transactions in an active market. Fair value for foreign currency collar options is determined by using standard option pricing models with inputs based on the options’ contract terms, such as exercise price and maturity, and readily available public market data, such as foreign exchange curves, foreign exchange volatility levels and discount rates. All derivative instrument fair values take into account the creditworthiness of the counterparty and the Company.

3.	Inputs that are unobservable. The Company did not use any Level 3 inputs as of June 30, 2012 and December 31, 2011.
4.

Consists of foreign currency forward contracts, interest rate, cross currency, fuel swaps and fuel call options. Please refer to the “Fair Value of Derivative Instruments” table for breakdown by instrument type.

5.	Consists of exchange-traded equity securities and mutual funds.
6.	Consists of interest rate, fuel swaps, foreign currency forward contracts and collar options. Please refer to the “Fair Value of Derivative Instruments” table for breakdown by instrument type.

The reported fair values are based on a variety of factors and assumptions.  Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of June 30, 2012 or December 31, 2011, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.

Concentrations of Credit Risk

We monitor our credit risk associated with financial and other institutions with which we conduct significant business and, to minimize these risks, we select counterparties with credit risks acceptable to us and we limit our exposure to any individual counterparty.  Credit risk, including but not limited to counterparty nonperformance under derivative instruments, our revolving credit facilities and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions, insurance companies and export credit agencies with which we have long-term relationships and which have credit risks acceptable to us or where the credit risk is spread out among a large number of counterparties. In addition, our exposure under foreign currency forward contracts, foreign currency collar options, fuel call options, interest rate and fuel swap agreements was approximately $30.9 million as of June 30, 2012, and is limited to the cost of replacing the contracts in the event of non-performance by the counterparties to the contract, all of which are currently our lending banks.  We do not anticipate nonperformance by any of our significant counterparties. In addition, we have established guidelines regarding credit ratings and instrument maturities that we follow to maintain safety and liquidity. We do not normally require collateral or other security to support credit relationships; however, in certain circumstances this option is available to us.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our long-term debt obligations including future interest payments.  At June 30, 2012 and December 31, 2011, approximately 40% of our long-term debt was effectively fixed and approximately 60% was floating.  We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense.  We manage the risk that changes in interest rates will have either on the fair value of debt obligations or on the amount of future interest payments by monitoring changes in interest rate exposures and by evaluating hedging opportunities.

Market risk associated with our long-term fixed rate debt is the potential increase in fair value resulting from a decrease in interest rates.  We use interest rate swap agreements that effectively convert a portion of our fixed-rate debt to a floating-rate basis to manage this risk.  At June 30, 2012 and December 31, 2011, we maintained interest rate swap agreements that effectively changed $350.0 million of debt with a fixed rate of 7.25% to LIBOR-based floating rate debt plus a margin of 1.72%, for an interest rate that was approximately 2.46% and 2.49% as of June 30, 2012 and December 31, 2011, respectively.  Additionally, at June 30, 2012 and December 31, 2011, we maintained interest rate swap agreements on the $420.0 million fixed rate portion of our Oasis of the Seas unsecured amortizing term loan.  The interest rate swap agreements effectively changed the balance of the unsecured term loan, which was $332.5 million as of June 30, 2012, with a fixed rate of 5.41% to LIBOR-based floating rate equal to LIBOR plus 3.87%, currently approximately 4.6%. These interest rate swap agreements are accounted for as fair value hedges.

Market risk associated with our long-term floating rate debt is the potential increase in interest expense from an increase in interest rates.  We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage this risk.  During the second quarter of 2012, we entered into forward-starting interest rate swap agreements that hedge the anticipated unsecured amortizing term loans that will finance our purchase of the first and second Project Sunshine ships. Forward-starting interest rate swaps hedging the first Project Sunshine ship loan will effectively convert $735.0 million of the anticipated loan balance from LIBOR plus 1.30% to a fixed rate of 3.74% (inclusive of margin) beginning in October 2014. Forward-starting interest rate swaps hedging the second Project Sunshine ship loan will effectively convert $725.0 million of the anticipated loan balance from LIBOR plus 1.30% to a fixed rate of 3.86% (inclusive of margin) beginning in April 2015.  These interest rate swap agreements are accounted for as cash flow hedges.

In addition, at June 30, 2012 and December 31, 2011, we maintained forward-starting interest rate swap agreements that beginning April 2013 effectively convert the interest rate on the Celebrity Reflection unsecured amortizing term loan balance of approximately $627.2 million from LIBOR plus 0.40% to a fixed-rate of 2.85% (inclusive of margin).  These interest rate swap agreements are accounted for as cash flow hedges.

The notional amount of interest rate swap agreements related to outstanding debt and on our current financing arrangements as of June 30, 2012 and December 31, 2011 was $2.8 billion and $1.3 billion, respectively.

Foreign Currency Exchange Rate Risk

Derivative Instruments

Our primary exposure to foreign currency exchange rate risk relates to our ship construction contracts denominated in euros and our growing international business operations.  We enter into foreign currency forward contracts, collar options and cross currency swap agreements to manage portions of the exposure to movements in foreign currency exchange rates.  Approximately 15.6% and 43.3% of the aggregate cost of the ships under construction was exposed to fluctuations in the euro exchange rate at June 30, 2012 and December 31, 2011, respectively.  The majority of our foreign currency forward contracts, collar options and cross currency swap agreements are accounted for as cash flow or fair value hedges depending on the designation of the related hedge.

During the first quarter of 2012, we terminated a portion of our foreign currency forward contracts for Celebrity Reflection because their maturity dates were not aligned with the ship’s delivery date. Simultaneously, we entered into new foreign currency forward contracts that were aligned with the ship’s delivery date and designated the contracts as cash flow hedges.  We effected the termination of the contracts by entering into offsetting foreign currency forward contracts.  Neither the original nor the offsetting foreign currency forward contracts are designated as hedging instruments.  As a result, subsequent changes in the fair value of the original and offsetting foreign currency forward contracts are recognized in earnings immediately and are reported within other income (expense) in our consolidated statements of comprehensive income.  We deferred a loss of $10.8 million within accumulated other comprehensive income (loss) and a gain of $1.7 million within accrued expenses and other liabilities for the terminated contracts. Once the ship is placed in service, the net deferred loss of $9.1 million will be recognized as an increase to depreciation expense over the estimated useful life of the vessel.

During the second quarter of 2012, we entered into foreign currency collar options to hedge a portion of our foreign currency exposure on the construction contract price for the second Project Sunshine ship.  These foreign currency collar options are accounted for as cash flow hedges and mature in April 2015.

At June 30, 2012 and December 31, 2011, we maintained cross currency swap agreements that effectively change €150.0 million of our €1.0 billion Eurobonds with a fixed rate of 5.625% to $190.9 million of debt at a fixed rate of 6.68%.

On a regular basis, we enter into foreign currency forward contracts to minimize the volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than our functional currency or the functional currencies of our foreign subsidiaries. During the second quarter of 2012, we maintained an average of approximately $322.8 million of these foreign currency forward contracts.  These instruments are not designated as hedging instruments.   Changes in the fair

value of the foreign currency forward contracts are recognized in earnings within other income (expense) in our consolidated statements of comprehensive income.

The notional amount of outstanding foreign exchange contracts including our forward contracts, cross currency swap agreements and collar options as of June 30, 2012 and December 31, 2011 was $2.0 billion and $0.9 billion, respectively.

Non-Derivative Instruments

We consider our investments in our foreign operations to be denominated in relatively stable currencies and of a long-term nature.  We partially address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries’ and investments’ functional currencies.  As of June 30, 2012 and December 31, 2011, we have assigned debt of approximately €626.5 million and €665.0 million, or approximately $795.1 million and $863.2 million, respectively, as a hedge of our net investments in Pullmantur and TUI Cruises.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates primarily to the consumption of fuel on our ships.  We use fuel swap agreements and fuel call options to mitigate the financial impact of fluctuations in fuel prices.

Our fuel swap agreements are accounted for as cash flow hedges.  At June 30, 2012, we have hedged the variability in future cash flows for certain forecasted fuel transactions occurring through 2016.  As of June 30, 2012 and December 31, 2011, we have entered into the following fuel swap agreements:

	Fuel Swap Agreements
	As of June 30, 2012	As of December 31, 2011
	(metric tons)
2012	388,300	738,000
2013	755,300	644,000
2014	535,000	418,000
2015	321,000	284,000
2016	104,370	-

	Fuel Swap Agreements
Projected fuel purchases for year:	As of June 30, 2012	As of December 31, 2011
	(% hedged)
2012	57%	55%
2013	54%	47%
2014	38%	30%
2015	22%	20%
2016	7%	0%

At June 30, 2012 and December 31, 2011, $29.5 million and $78.5 million, respectively, of estimated unrealized net gains associated with our cash flow hedges pertaining to fuel swap agreements were expected to be reclassified to earnings from other accumulated comprehensive (loss) income within the next twelve months.  Reclassification is expected to occur as the result of fuel consumption associated with our hedged forecasted fuel purchases.

Additionally, as of June 30, 2012 and December 31, 2011, we maintained fuel call options on a total of 1.0 million barrels of fuel oil which mature in 2013 in order to provide protection in the event fuel prices exceed the options’ exercise prices.  Our fuel call options are not designated as hedging instruments. As a result, changes in the fair value of our fuel call options are recognized in earnings immediately and are reported in other income (expense) in our consolidated statements of comprehensive income (loss).  As of June 30, 2012 and December 31, 2011, the fuel call options represented 9% of our projected 2013 fuel requirements.

The fair value and line item caption of derivative instruments recorded were as follows:

Fair Value of Derivative Instruments

	Asset Derivatives			Liability Derivatives
		As of June 30, 2012	As of December 31, 2011		As of June 30, 2012	As of December 31, 2011

	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
In thousands
Derivatives designated as hedging instruments under ASC 815-20[1]

Interest rate swaps	Other Assets	$65,729	$65,531	Other long-term liabilities	$41,147	$11,369

Cross currency swaps	Other Assets	-	2,914	Other long-term liabilities	2,140	-

Foreign currency forward contracts	Derivative Financial Instruments	211	1,895	Accrued expenses and other liabilities	39,895	31,775

Foreign currency forward contracts	Other Assets	-	-	Other long-term liabilities	11,035	-

Foreign currency collar options	Other Assets	-	-	Other long-term liabilities	6,906	-

Fuel swaps	Derivative Financial Instruments	37,413	82,747	Accrued expenses and other liabilities	5,994	-

Fuel swaps	Other Assets	11,003	26,258	Other long-term liabilities	40,160	29,213

Total derivatives designated as hedging instruments under 815-20		$114,356	$179,345		$147,277	$72,357

Derivatives not designated as hedging instruments under ASC 815-20
Foreign currency forward contracts	Derivative Financial Instruments	$13,931	$-	Accrued expenses and other liabilities	$22,857	$-
Foreign currency forward contracts	Other Assets	18,912	5,414	Other long-term liabilities	25,459	11,987
Fuel call options	Derivative Financial Instruments	3,741	-	Accrued expenses and other liabilities	-	-
Fuel call options	Other Assets	5,165	16,371	Other long-term liabilities	-	-
Total derivatives not designated as hedging instruments under 815-20		$41,749	$21,785		$48,316	$11,987
Total derivatives		$156,105	$201,130		$195,593	$84,344

1 Accounting Standard Codification 815-20 “Derivatives and Hedging”.

The carrying value and line item caption of non-derivative instruments recorded was as follows:

		Carrying Value
Non-derivative instrument designated as hedging instrument under ASC 815-20	Balance Sheet Location	As of June 30, 2012	As of December 31, 2011
In thousands
Foreign currency debt	Long-term debt	$795,120	$863,217
		$795,120	$863,217

The effect of derivative instruments qualifying and designated as hedging instruments and the related hedged items in fair value hedges on the consolidated statements of comprehensive income was as follows:

		Amount of Gain (Loss) Recognized in Income on Derivative				Amount of Gain (Loss) Recognized in Income on Hedged Item
Derivatives and related Hedged Items under ASC 815-20 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative and Hedged Item	Quarter Ended June 30, 2012	Quarter Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Quarter Ended June 30, 2012	Quarter Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

In thousands
Interest rate swaps	Interest expense, net of interest capitalized	$4,880	$4,444	$9,862	$8,881	$7,107	$7,971	$14,367	$15,594

Interest rate swaps	Other income (expense)	5,959	7,333	1,416	1,374	(5,616)	(6,933)	(1,902)	(1,043)

Foreign currency forward contracts	Other income (expense)	–	(10)	–	22,901	–	(28)	–	(23,720)

		$10,839	$11,767	$11,278	$33,156	$1,491	$1,010	$12,465	$(9,169)

The effect of derivative instruments qualifying and designated as hedging instruments in cash flow hedges on the consolidated financial statements was as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)				Location of Gain (Loss) Reclassified	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives under ASC 815-20 Cash Flow Hedging Relationships	Quarter Ended June 30, 2012	Quarter Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	from Accumulated OCI into Income (Effective Portion)	Quarter Ended June 30, 2012	Quarter Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
In thousands

Cross currency swaps	$ (8,783)	$ 13,691	$ (12,370)	$ 38,578	Other income (expense)	$ (9,800)	$ 13,760	$ (12,721)	$ 44,720
Interest rate swaps	(35,478)	–	(30,924)	–	Other income (expense)	–	–	–	–
Foreign currency forward contracts	(47,758)	44,307	(30,050)	112,156	Depreciation and amortization expenses	(196)	(175)	(392)	(349)

Foreign currency forward contracts	–	–	–	(12,375)	Other income (expense)	(239)	(71)	(477)	191
Foreign currency collar options	(12,564)	–	(12,564)	–	Depreciation and amortization expenses	–	–	–	–

Fuel swaps	(165,746)	14,464	(4,479)	193,479	Fuel	28,158	42,427	63,985	78,501

	$(270,329)	$ 72,462	$ (90,387)	$331,838		$ 17,923	$ 55,941	$ 50,395	$123,063

	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness testing)
Derivatives under ASC 815-20 Cash Flow Hedging Relationships	on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Quarter Ended June 30, 2012	Quarter Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
In thousands

Cross currency swaps	Other income (expense)	(234)	–	(234)	–

Interest rate swaps	Other income (expense)	(71)	–	(70)	–

Foreign currency forward contracts	Other income (expense)	(16)	1,661	(9)	2,689

Foreign currency forward contracts	Other income (expense)	–	–	–	–

Foreign currency collar options	Other income (expense)	–	–	–	–

Fuel swaps	Other income (expense)	(4,418)	1,685	(3,889)	6,769

		$(4,739)	$3,346	$(4,202)	$9,458

The effect of non-derivative instruments qualifying and designated as hedging instruments in net investment hedges on the consolidated financial statements was as follows:

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)				Location of Gain (Loss) in Income	Amount of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Non-derivative instruments under ASC 815-20 Net Investment Hedging Relationships	Quarter Ended June 30, 2012	Quarter Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	(Ineffective Portion and Amount Excluded from Effectiveness Testing)	Quarter Ended June 30, 2012	Quarter Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
In thousands

Foreign Currency Debt	$ 35,888	$ (17,294)	$ 15,118	$ (54,502)	Other income (expense)	$-	$-	$-	$-

	$ 35,888	$ (17,294)	$ 15,118	$ (54,502)		$-	$-	$-	$-

The effect of derivatives not designated as hedging instruments on the consolidated financial statements was as follows:

Derivatives Not Designated as Hedging	Location of Gain	Amount of Gain (Loss) Recognized in Income on Derivative
Instruments under ASC 815-20	(Loss) Recognized in Income on Derivative	Quarter Ended June 30, 2012	Quarter Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
In thousands
Foreign currency forward contracts	Other income (expense)	$(3,876)	$4,697	$4,497	$4,697
Fuel swaps	Other income (expense)	(1,763)	-	(1,763)	-
Fuel call options	Other income (expense)	(10,152)	642	(7,470)	24,795

		$(15,791)	$5,339	$(4,736)	$29,492

Credit Related Contingent Features

Our current interest rate derivative instruments may require us to post collateral if our Standard & Poor’s and Moody’s credit ratings remain below specified levels. Specifically, if on the fifth anniversary of entering into a derivative transaction and on all succeeding fifth-year anniversaries our credit ratings for our senior unsecured debt were to be below BBB- by Standard & Poor’s and Baa3 by Moody’s, then each counterparty to such derivative transaction with whom we are in a net liability position that exceeds the applicable minimum call amount may demand that we post collateral in an amount equal to the net liability position.  The amount of collateral required to be posted following such event will change each time our net liability position increases or decreases by more than the applicable minimum call amount.  If our credit rating for our senior debt is subsequently equal to, or above BBB- by Standard & Poor’s or Baa3 by Moody’s, then any collateral posted at such time will be released to us and we will no longer be required to post collateral unless we meet the collateral trigger requirement at the next fifth-year anniversary.  Currently, our senior unsecured debt credit rating is BB with a stable outlook by Standard & Poor’s and Ba1 with a stable outlook by Moody’s.  We currently have five interest rate derivative transactions that have a term of at least five years.  As of June 30, 2012, none of these interest rate derivative transactions had reached its fifth anniversary and, accordingly, we were not required to post collateral for any of our derivative transactions as of June 30, 2012.  On July 2, 2012, one of the five interest rate derivative transactions reached its fifth anniversary.  However, the transaction is in a net asset position as of the date of this filing and thus, we are currently not required to post collateral.

Note 10. Subsequent Event

In July 2012, we entered into a credit agreement which provides an unsecured Euro-denominated term loan facility in an amount up to €365.0 million or approximately $463.2 million based on the exchange rate at June 30, 2012.  As of July 27, 2012, we have not drawn on this facility.  We have the ability to draw on this facility in up to five tranches at any time on or prior to June 30, 2013.  All amounts borrowed under the facility will be due and payable at maturity in July 2017.  Interest on the loan accrues at a floating rate based on EURIBOR plus the applicable margin.  The applicable margin varies with our debt rating and would currently be 3.0%.  In addition, we are subject to a commitment fee of 1.05% per annum of the undrawn amount.  We anticipate the proceeds from this loan facility will be used primarily as part of our refinancing strategy for our bond maturities in 2013 and 2014.  In connection with this transaction, we prepaid our $100.0 million unsecured floating rate term loan due September 2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Concerning Forward-Looking Statements

The discussion under this caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this document includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact, including statements regarding guidance (including our expectations for the third quarter and full year of 2012 set forth under the heading “—Outlook” below), business and industry prospects or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking.  Words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “will,” and similar expressions are intended to identify these forward-looking statements.  Forward-looking statements reflect management’s current expectations, are inherently uncertain and are subject to risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements.  Examples of these risks, uncertainties and other factors include, but are not limited to, the following:

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

•	our ability to appropriately balance our cost management strategy with our goal of satisfying guest expectations;

•	failure to keep pace with developments in technology which could impair our operations or competitive position;

•	the uncertainties of conducting business globally and our ability to realize the intended benefits of our investments in new markets;

•	changes in operating and financing costs, including changes in foreign exchange rates, interest rates, fuel, food, payroll, and airfare for our shipboard personnel, insurance and security costs;

•	vacation industry competition and industry overcapacity in certain markets;

•	the cost of or changes in tax, environmental, labor, health, safety, security and other laws and regulations affecting our business;

•	pending or threatened litigation, enforcement actions, fines or penalties;

•	emergency ship repairs, including the related lost revenue;

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

Overview

The discussion and analysis of our financial condition and results of operations has been organized to present the following:

•	a review of our financial presentation, including discussion of certain operational and financial metrics we utilize to assist us in managing our business;

•	a discussion of our results of operations for the quarter and six months ended June 30, 2012 compared to the same period in 2011;

•	a discussion of our business outlook, including our expectations for selected financial items for the third quarter and full year of 2012; and

•	a discussion of our liquidity and capital resources, including our future capital and contractual commitments and potential funding sources.

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

Results of Operations

Our results of operations for the quarter and six months ended June 30, 2012 were influenced by changes to our international distribution system mainly in Latin America implemented in late 2011 pursuant to which we began directly distributing certain of our cruises rather than indirectly distributing them through charter arrangements.  Our results were also impacted by certain deployment initiatives including, but not limited to, increased deployment in Australia and China.

Our net loss for the second quarter of 2012 was $3.7 million or $(0.02) per share on a diluted basis as compared to net income of $93.5 million or $0.43 per share on a diluted basis for the second quarter of 2011.

Significant items for the second quarter of 2012 include:

•	Total revenues increased 3.0% to $1.8 billion as compared to the same period in 2011 due to a 1.8% increase in Net Yields and a 1.8% increase in capacity.

•	Cruise operating expenses increased 9.3% to $1.3 billion from $1.2 billion in 2011 due to the 1.8% increase in capacity noted above and a 9.3% increase in Net Cruise Cost per APCD.

•

Other income (expense) includes a loss on our fuel call options of $10.2 million and a loss of $6.2 million due to ineffectiveness on our fuel swaps in 2012 as compared to a gain on our fuel call options of $0.6 million and a gain of $1.7 million due to ineffectiveness on our fuel swaps in 2011.

•

We delivered Ocean Dream to an unrelated third party as part of a six year bareboat charter agreement. The charter agreement provides a renewal option exercisable by the third party for an additional four years.

•

We increased the available capacity under our revolving credit facility due July 2016 by $153.0 million bringing our total capacity, including our revolving credit facility due November 2014, to $1.6 billion as of June 30, 2012. In July 2012, we increased our capacity by an additional $20.0 million.

Other Items:

•	In July 2012, we entered into a credit agreement which provides an unsecured Euro-denominated term loan facility in an amount up to €365.0 million or approximately $463.2 million based on the exchange rate at June 30, 2012.  As of July 27, 2012, we have not drawn on this facility.  We have the ability to draw on this facility in up to five tranches at any time on or prior to June 30, 2013.  All amounts borrowed under the facility will be due and payable at maturity in July 2017. In connection with this transaction, we prepaid our $100.0 million unsecured floating rate term loan due September 2013.

Operating results for the quarter and six months ended June 30, 2012 compared to the same period in 2011 are shown in the following table (in thousands, except per share data):

	Quarter Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
		% of Total Revenues		% of Total Revenues		% of Total Revenues		% of Total Revenues
Passenger ticket revenues	$1,332,207	73.2%	$1,296,789	73.4%	$2,684,445	73.4%	$2,523,306	73.4%
Onboard and other revenues	488,797	26.8%	471,084	26.6%	971,039	26.6%	916,562	26.6%
Total revenues	1,821,004	100.0%	1,767,873	100.0%	3,655,484	100.0%	3,439,868	100.0%

Cruise operating expenses:
Commissions, transportation and other	307,697	16.9%	299,174	16.9%	628,435	17.2%	578,723	16.8%
Onboard and other	130,981	7.2%	134,938	7.6%	238,576	6.5%	237,428	6.9%
Payroll and related	206,519	11.3%	198,794	11.2%	416,633	11.4%	403,281	11.7%
Food	109,300	6.0%	99,149	5.6%	222,925	6.1%	199,231	5.8%
Fuel	237,961	13.1%	188,128	10.6%	466,955	12.8%	354,189	10.3%
Other operating	303,556	16.7%	265,192	15.0%	577,602	15.8%	513,594	14.9%
Total cruise operating expenses	1,296,014	71.2%	1,185,375	67.1%	2,551,126	69.8%	2,286,446	66.5%
Marketing, selling and administrative expenses	247,571	13.6%	242,258	13.7%	512,172	14.0%	490,396	14.3%
Depreciation and amortization expenses	180,514	9.9%	172,050	9.7%	359,906	9.8%	345,302	10.0%
Operating Income	96,905	5.3%	168,190	9.5%	232,280	6.4%	317,724	9.2%

Other income (expense):
Interest income	4,972	0.3%	6,478	0.4%	11,318	0.3%	10,259	0.3%
Interest expense, net of interest capitalized	(89,106)	(4.9)%	(92,968)	(5.3)%	(181,772)	(5.0)%	(193,593)	(5.6)%
Other income (expense)	(16,424)	(0.9)%	11,791	0.7%	(18,515)	(0.5)%	37,511	1.1%
	(100,558)	(5.5)%	(74,699)	(4.2)%	(188,969)	(5.2)%	(145,823)	(4.2)%
Net (Loss) Income	$(3,653)	(0.2)%	$93,491	5.3%	$43,311	1.2%	$171,901	5.0%
Diluted (Loss) Earnings Per Share	$(0.02)		$0.43		$0.20		$0.78

Selected historical statistical information is shown in the following table:

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Passengers Carried	1,183,122	1,185,679	2,460,693	2,400,489
Passenger Cruise Days	8,514,124	8,337,646	17,197,327	16,783,344
APCD	8,180,898	8,038,014	16,480,698	16,138,310
Occupancy	104.1%	103.7%	104.3%	104.0%

Gross Yields and Net Yields were calculated as follows (in thousands, except APCD and Yields):

	Quarter Ended June 30,			Six Months Ended June 30,
		2012			2012
	2012	On a Constant Currency basis	2011	2012	On a Constant Currency basis	2011
Passenger ticket revenues	$1,332,207	$1,375,608	$1,296,789	$2,684,445	$2,738,021	$2,523,306
Onboard and other revenues	488,797	496,229	471,084	971,039	980,217	916,562
Total revenues	1,821,004	1,871,837	1,767,873	3,655,484	3,718,238	3,439,868
Less:
Commissions, transportation and other	307,697	319,188	299,174	628,435	643,089	578,723
Onboard and other	130,981	134,551	134,938	238,576	242,239	237,428
Net revenues	$1,382,326	$1,418,098	$1,333,761	$2,788,473	$2,832,910	$2,623,717

APCD	8,180,898	8,180,898	8,038,014	16,480,698	16,480,698	16,138,310
Gross Yields	$222.59	$228.81	$219.94	$221.80	$225.61	$213.15
Net Yields	$168.97	$173.34	$165.93	$169.20	$171.89	$162.58

Gross Cruise Costs, Net Cruise Costs and Net Cruise Costs Excluding Fuel were calculated as follows (in thousands, except APCD and costs per APCD):

	Quarter Ended June 30,			Six Months Ended June 30,
	2012	2012 On a Constant Currency basis	2011	2012	2012 On a Constant Currency basis	2011
Total cruise operating expenses	$1,296,014	$1,327,706	$1,185,375	$2,551,126	$2,590,821	$2,286,446
Marketing, selling and administrative expenses	247,571	255,681	242,258	512,172	522,113	490,396
Gross Cruise Costs	1,543,585	1,583,387	1,427,633	3,063,298	3,112,934	2,776,842
Less:
Commissions, transportation and other	307,697	319,188	299,174	628,435	643,089	578,723
Onboard and other	130,981	134,551	134,938	238,576	242,239	237,428
Net Cruise Costs	$1,104,907	$1,129,648	$993,521	$2,196,287	$2,227,606	$1,960,691
Less:
Fuel	237,961	241,582	188,128	466,955	471,723	354,189
Net Cruise Costs Excluding Fuel	$866,946	$888,066	$805,393	$1,729,332	$1,755,883	$1,606,502

APCD	8,180,898	8,180,898	8,038,014	16,480,698	16,480,698	16,138,310
Gross Cruise Costs per APCD	$188.68	$193.55	$177.61	$185.87	$188.88	$172.07
Net Cruise Costs per APCD	$135.06	$138.08	$123.60	$133.26	$135.16	$121.49
Net Cruise Costs Excluding Fuel per APCD	$105.97	$108.55	$100.20	$104.93	$106.54	$99.55

Net Debt-to-Capital was calculated as follows (in thousands):

	As of
	June 30,	December 31,
	2012	2011
Long-term debt, net of current portion	$7,068,902	$7,856,962
Current portion of long-term debt	1,156,549	638,891
Total debt	8,225,451	8,495,853
Less: Cash and cash equivalents	212,209	262,186
Net Debt	$8,013,242	$8,233,667

Total shareholders’ equity	$8,271,674	$8,407,823
Total debt	8,225,451	8,495,853
Total debt and shareholders’ equity	16,497,125	16,903,676
Debt-to-Capital	49.9%	50.3%
Net Debt	8,013,242	8,233,667
Net Debt and shareholders’ equity	$16,284,916	$16,641,490
Net Debt-to-Capital	49.2%	49.5%

Outlook

As discussed above, our results of operations for 2012 are being influenced by changes in our international distribution system and certain deployment initiatives (See Results of Operations – Summary above). The estimated impact of the changes in our international distribution system and deployment initiatives is reflected within our Full Year 2012 and Third Quarter 2012 forward guidance below.  These factors are expected to increase Net Yields by approximately 2% and 1% for the Full Year 2012 and the Third Quarter 2012, respectively.  These factors are also expected to increase Net Cruise Costs per APCD excluding fuel by approximately 3% and 1.6% for the Full Year 2012 and the Third Quarter 2012, respectively.

Full Year 2012

	As Reported	Constant Currency
Net Yields	Flat to +1%	2% to 3%
Net Cruise Costs per APCD	Approx. 5%	6% to 7%
Net Cruise Costs per APCD, excluding Fuel	Approx. 2%	Approx. 4%
Capacity Increase	1.5%
Depreciation and Amortization	$725 to $740 million
Interest Expense, net	$345 to $360 million
Fuel Consumption (metric tons)	1,362,000
Fuel Expenses	$899 million
Percent Hedged (fwd consumption)	58%
Impact of 10% change in fuel prices	$26 million
EPS	$1.70 to $1.80

Third Quarter 2012

	As Reported	Constant Currency
Net Yields	Approx. (5%)	(1%) to (2%)
Net Cruise Costs per APCD	1% to 2%	3% to 4%
Net Cruise Costs per APCD, excluding Fuel	Flat to +1%	Approx. 3%
Capacity Increase	0.2%
Depreciation and Amortization	$180 to $190 million
Interest Expense, net	$85 to $95 million
Fuel Consumption (metric tons)	335,000
Fuel Expenses	$213 million
Percent Hedged (fwd consumption)	56%
Impact of 10% change in fuel prices	$13 million
EPS	$1.40 to $1.50

Quarter Ended June 30, 2012 Compared to Quarter Ended June 30, 2011

In this section, references to 2012 refer to the quarter ended June 30, 2012 and references to 2011 refer to the quarter ended June 30, 2011.

Revenues

Total revenues for 2012 increased $53.1 million or 3.0% to $1.8 billion from the corresponding period in 2011.  Approximately $39.6 million of the increase in total revenues was driven by an increase in ticket prices and an increase in revenue associated with Pullmantur’s land-based tours, hotel and air packages.  The increase in Pullmantur’s land-based tours, hotel and air packages revenue was attributable to the addition of new itineraries.  Approximately $32.9 million of the increase in total revenues was driven by the changes to our international distribution system described above.    In addition, $31.4 million of this increase was attributable to a 1.8% increase in capacity.  The increase in capacity was primarily due to the addition of Celebrity Silhouette which entered service in July 2011.  This increase in capacity was partially offset by the end of our one-year charter of the Bleu de France in November 2011 following its sale to a third party in November 2010.  The increase in total revenues was partially offset by a decrease related to the unfavorable effect of changes in foreign currency exchange rates related to our revenue transactions denominated in currencies other than the United States dollar of approximately $50.8 million.

Onboard and other revenues included concession revenues of $67.1 million in 2012 compared to $65.4 million for the same period in 2011.  The increase in concession revenues was due to the increase in capacity mentioned above and, to a lesser extent, an increase in spending on a per passenger basis.

Cruise Operating Expenses

Total cruise operating expenses for 2012 increased $110.6 million or 9.3% to $1.3 billion from $1.2 billion for 2011.  Approximately $121.2 million of this increase was attributable to increases in fuel expenses, expenses related to Pullmantur’s land-based tours, hotel and air packages, food expenses and head taxes on a per passenger basis. Fuel expenses, which are net of the financial impact of fuel swap agreements accounted for as hedges, increased 16.8% per metric ton in 2012 as compared to 2011 primarily as a result of increasing fuel prices. The increase in Pullmantur’s land-based tours, hotel and air packages expense was attributable to the addition of new itineraries as described above.  The increase in food was primarily due to the changes to our international distribution system and to a lesser extent to inflationary cost pressures.  The increase in head taxes was due to changes to our international distribution system as well as certain deployment changes.  In addition, $21.1 million of the increase in cruise operating expenses was attributable to the 1.8% increase in capacity mentioned above.  These increases were partially offset by the favorable effect of changes in foreign currency exchange rates related to our cruise operating expenses denominated in currencies other than the United States dollar of approximately $31.7 million.

Marketing, Selling and Administrative Expenses

Marketing, selling and administrative expenses for 2012 increased $5.3 million or 2.2% to $247.6 million from $242.3 million for 2011.  The increase was partially due to an increase in costs associated with technological innovations and an increase in payroll and benefits due to higher employee headcount partially resulting from the changes in our international distribution system.  These increases were partially offset by the favorable effect of changes in foreign currency exchange rates related to marketing, selling and administrative expenses denominated in currencies other than the United States dollar.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for 2012 increased $8.5 million or 4.9% to $180.5 million from $172.0 million for 2011.  The increase was primarily due to the addition of Celebrity Silhouette which entered service in July 2011.

Other Income (Expense)

Interest expense, net of interest capitalized, decreased to $89.1 million in 2012 from $93.0 million in 2011.  The decrease was due to lower interest rates and a lower average debt level.

Other expense was $16.4 million in 2012 compared to other income of $11.8 million in 2011 for a net change of $28.2 million when comparing these periods.  The change was primarily due to a loss on our fuel call options of $10.2 million and a loss of $6.2 million due to ineffectiveness on our fuel swaps in 2012 as compared to a gain on our fuel call options of $0.6 million and a gain of $1.7 million due to ineffectiveness on our fuel swaps in 2011.

Net Yields

Net Yields increased 1.8% in 2012 compared to 2011 primarily due to an increase in ticket prices, an increase in revenue associated with Pullmantur’s land-based tours, hotel and air packages and to the changes to our international distribution system.  Net Yields increased 4.5% in 2012 compared to 2011 on a Constant Currency basis.

Net Cruise Costs

Net Cruise Costs increased 11.2% in 2012 compared to 2011 due to the 1.8% increase in capacity and a 9.3% increase in Net Cruise Cost per APCD.  The increase in Net Cruise Costs per APCD was primarily driven by an increase in fuel, Pullmantur’s land-based tours, hotel and air packages and food expenses as discussed above.  Net Cruise Costs per APCD increased 11.7% in 2012 compared to 2011 on a Constant Currency basis.  Net Cruise Costs Excluding Fuel per APCD increased 5.8% in 2012 compared to 2011.  Net Cruise Costs Excluding Fuel per APCD increased 8.3% in 2012 compared to 2011 on a Constant Currency basis.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

In this section, references to 2012 refer to the six months ended June 30, 2012 and references to 2011 refer to the six months ended June 30, 2011.

Revenues

Total revenues for 2012 increased $215.6 million or 6.3% to $3.7 billion from $3.4 billion in 2011. Approximately $124.8 million of the increase in total revenues was driven by an increase in ticket prices partially attributable to certain deployment initiatives including, but not limited to, increased deployment in Australia and China, and to an increase in Pullmantur’s land-based tours, hotel and air packages.  The increase in Pullmantur’s land-based tours, hotel and air packages revenue was attributable to the addition of new itineraries.  Approximately $80.6 million of the increase in total revenues was driven by the changes to our international distribution system described above.  In addition, $73.0 million of this increase was attributable to a 2.1% increase in capacity.  The increase in capacity was primarily due to the addition of Celebrity Silhouette which entered service in July 2011.  This increase in capacity was partially offset by the completion of our one-year charter of the Bleu de France in November 2011 following its sale to a third party in November 2010.  As previously disclosed, we consolidate the operating results of Pullmantur and its wholly-owned brand, CDF Croisières de France, on a two-month lag to allow for more timely preparation of our consolidated financial statements.  The increase in total revenues was partially offset by the unfavorable effect of changes in foreign currency exchange rates related to our revenue transactions denominated in currencies other than the United States dollar of approximately $62.8 million.

Onboard and other revenues included concession revenues of $140.4 million in 2012 compared to $133.7 million for the same period in 2011.  The increase in concession revenues was due to an increase in spending on a per passenger basis and the increase in capacity mentioned above.

Cruise Operating Expenses

Total cruise operating expenses for 2012 increased $264.7 million or 11.6% to $2.6 billion from $2.3 billion for 2011.  Approximately $255.9 million of this increase was attributable to increases in fuel expenses, expenses related to Pullmantur’s land-based tours, hotel and air packages, food expenses and head taxes on a per passenger basis. Fuel expenses, which are net of the financial impact of fuel swap agreements accounted for as hedges, increased 23.0% per metric ton in 2012 as compared to 2011 primarily as a result of increasing fuel prices.  The increase in expenses associated with Pullmantur’s land-based tours, hotel and air packages was attributable to the addition of new itineraries.  The increase in food was primarily due to the changes to our international distribution system and to a lesser extent to inflationary cost pressures.  The increase in head taxes was due to changes to our international distribution system as well as certain deployment changes.  In addition, $48.5 million of the increase in cruise operating expenses was attributable to the 2.1% increase in capacity mentioned above.  These increases were partially offset by the favorable effect of changes in foreign currency exchange rates related to our cruise operating expenses denominated in currencies other than the United States dollar of approximately $39.7 million.

Marketing, Selling and Administrative Expenses

Marketing, selling and administrative expenses for 2012 increased $21.8 million or 4.4% to $512.2 million from $490.4 million for 2011.  The increase is due to an increase in payroll and benefits due to higher employee headcount partially resulting from the changes to our international distribution system and to an increase in costs associated with technological innovations.  These increases were partially offset by the favorable effect of changes in foreign currency exchange rates related to our marketing, selling and administrative expenses denominated in currencies other than the United States dollar.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for 2012 increased $14.6 million or 4.2% to $360.0 million from $345.3 million for 2011.  The increase is primarily due to the addition of Celebrity Silhouette which entered service in July 2011.  These increases were partially offset by the sale of Celebrity Mercury to TUI Cruises in February 2011.

Other Income (Expense)

Interest expense, net of interest capitalized, decreased to $181.8 million in 2012 from $193.6 million in 2011.  The decrease was due to lower interest rates and a lower average debt level.

Other expense was $18.5 million in 2012 compared to other income of $37.5 million in 2011 for a net change of $56.0 million when comparing these periods.  The change was primarily due to a loss on our fuel call options of $7.5 million and a loss of $5.7 million due to ineffectiveness on our fuel swaps in 2012 as compared to a gain on our fuel call options of $24.8 million and a gain of $6.8 million due to ineffectiveness on our fuel swaps in 2011.

Net Yields

Net Yields increased 4.1% in 2012 compared to 2011 primarily due to an increase in ticket prices partially attributable to the deployment initiatives, an increase in Pullmantur’s land-based tours, hotel and air packages revenue and to the changes to our international distribution system.  Net Yields increased 5.7% in 2012 compared to 2011 on a Constant Currency basis.

Net Cruise Costs

Net Cruise Costs increased 12.0% in 2012 compared to 2011 due to the 2.1% increase in capacity and a 9.7% increase in Net Cruise Cost per APCD.  The increase in Net Cruise Costs per APCD was primarily driven by an increase in fuel, Pullmantur’s land-based tours, hotel and air packages and food expenses as discussed above.  Net Cruise Costs per APCD increased 11.3% in 2012 compared to 2011 on a Constant Currency basis.  Net Cruise Costs Excluding Fuel per APCD increased 5.4% in 2012 compared to 2011.  Net Cruise Costs Excluding Fuel per APCD increased 7.0% in 2012 compared to 2011 on a Constant Currency basis.

Recently Adopted, and Future Application of, Accounting Standards

Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements for further information on Recently Adopted Accounting Standards and Recent Accounting Pronouncements.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash flow generated from operations provides us with a significant source of liquidity.  Net cash provided by operating activities decreased $183.2 million to $583.5 million for the first six months of 2012 compared to $766.7 million for the same period in 2011.  This decrease was primarily a result of a lower rate of increase in customer deposits and the timing of payments on our accounts payable.

Net cash used in investing activities was $313.2 million for the first six months of 2012 compared to net cash provided by investing activities of $46.0 million for the same period in 2011.  The change was primarily due to $290.0 million of proceeds received from the sale of Celebrity Mercury and $55.0 million of proceeds received from the sale of Bleu de France during the first six months of 2011 which did not recur in 2012.  During the first six months of 2012, our use of cash was primarily related to capital expenditures of $322.8 million, up from $251.6 million for the same period in 2011.  The increase in capital expenditures was primarily attributable to an increase in payments related to our ship revitalization projects in the first six months of 2012 that did not occur in the first six months of 2011.  We also provided $69.7 million under a debt facility to one of our unconsolidated affiliates during the first six months of 2011 which did not recur in 2012.

Net cash used in financing activities was $315.1 million for the first six months of 2012 compared to $684.3 million for the same period in 2011.  This change was primarily due to a decrease in repayments of debt of approximately $801.2 million partially offset by a decrease in debt facility drawings of $357.4 million.  The decrease in repayments of debt was primarily due to the repayment of a $500.0 million senior unsecured note in the first six months of 2011 that did not recur in 2012 and to a decrease of $320.0 million in repayments on our unsecured revolving credit facilities from $560.0 million during the first six months of 2011 to $240.0 million during the same period in 2012.  The decrease in debt proceeds was primarily due to borrowings of $345.0 million on our revolving credit facilities during the first six months of 2012 as compared to $690.0 million in the same period in 2011.  The change was also due to cash dividends paid on our common stock of $65.3 million during the first six months of 2012 and a decrease in proceeds of $16.2 million in connection with the exercise of common stock options as compared to the first six months of 2011.

Future Capital Commitments

Our future capital commitments consist primarily of new ship orders.  As of June 30, 2012, we have Celebrity Reflection under construction and two Project Sunshine ships on order for an aggregate additional capacity of approximately 11,200 berths.

As of June 30, 2012, the aggregate cost of our ships on order was approximately $3.0 billion, of which we had deposited $227.9 million as of such date.  Approximately 15.6% of the aggregate cost was exposed to fluctuations in the euro exchange rate at June 30, 2012.  These amounts do not include any costs associated with the construction agreement entered into by TUI Cruises to build its first newbuild ship.  See Note 7. Commitments and Contingencies and Note 9. Fair Value Measurements and Derivative Instruments to our consolidated financial statements under Item 1. Financial Statements.

As of June 30, 2012, we anticipated overall capital expenditures will be approximately $1.3 billion for 2012, $0.6 billion for 2013, $1.1 billion for 2014 and $1.0 billion for 2015.

Contractual Obligations

As of June 30, 2012, our contractual obligations were as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Operating Activities:
Operating lease obligations(1)(2)	$649,057	$64,187	$117,164	$107,691	$360,015
Interest on long-term debt(3)	1,134,287	313,159	363,916	168,187	289,025
Other(4)	771,585	155,717	273,898	171,771	170,199
Investing Activities:
Ship purchase obligations(5)	2,317,211	847,545	1,469,666	-	-
Financing Activities:
Long-term debt obligations (6)	8,166,723	1,143,565	2,808,220	2,242,083	1,972,855
Capital lease obligations (7)	58,728	12,984	10,508	4,746	30,490
Other (8)	114,611	32,052	53,242	24,589	4,728
Total	$13,212,202	$2,569,209	$5,096,614	$2,719,067	$2,827,312

(1)          We are obligated under noncancelable operating leases primarily for a ship, offices, warehouses and motor vehicles.

(2)          Under the Brilliance of the Seas lease agreement, we may be required to make a termination payment of approximately £66.8 million, or approximately $104.8 million based on the exchange rate at June 30, 2012, if the lease is canceled in 2020.  This amount is included in the more than 5 years column.

(3)          Long-term debt obligations mature at various dates through fiscal year 2027 and bear interest at fixed and variable rates. Interest on variable-rate debt is calculated based on forecasted debt balances, including interest swapped from a fixed-rate to a variable-rate using the applicable rate at June 30, 2012.  Debt denominated in other currencies is calculated based on the applicable exchange rate at June 30, 2012.  Amounts are based on existing debt obligations and do not consider potential refinancing of expiring debt obligations.

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

As a normal part of our business, depending on market conditions, pricing and our overall growth strategy, we continuously consider opportunities to enter into contracts for the building of additional ships.  We may also consider the sale of ships or the purchase of existing ships.  We also continuously consider potential acquisitions and strategic alliances.  If any of these were to occur, they would be financed through the incurrence of additional indebtedness, the issuance of additional shares of equity securities or through cash flows from operations.

 Off-Balance Sheet Arrangements

In July 2002, we entered into an operating lease denominated in British pound sterling for the Brilliance of the Seas.  The lease payments vary based on sterling LIBOR.  The lease has a contractual life of 25 years; however, both the lessor and we have certain rights to cancel the lease at year 18 (i.e. 2020) upon advance notice given approximately one year prior to cancellation.  In the event of early termination at year 18, we have the option to cause the sale of the vessel at its fair value and to use the proceeds towards the applicable termination payment.  Alternatively, we could opt at such time to make a termination payment of approximately ₤66.8 million, or approximately $104.8 million based on the exchange rate at June 30, 2012 and relinquish our right to cause the sale of the vessel.  Under current circumstances we do not believe early termination of this lease is probable.

Under the Brilliance of the Seas operating lease, we have agreed to indemnify the lessor to the extent its after-tax return is negatively impacted by unfavorable changes in corporate tax rates, capital allowance deductions and certain unfavorable determinations which may be made by United Kingdom tax authorities. These indemnifications could result in an increase in our lease payments.  We are unable to estimate the maximum potential increase in our lease payments due to the various circumstances, timing or a combination of events that could trigger such indemnifications. We have been advised by the lessor that the United Kingdom tax authorities are disputing the lessor’s accounting treatment of the lease and that the lessor and tax authorities are in discussions on the matter.  If the characterization of the lease is ultimately determined to be incorrect, we could be required to indemnify the lessor under certain circumstances.  The lessor has advised us that they believe their characterization of the lease is correct. Based on the foregoing and our review of available information, we do not believe an indemnification payment is probable.  However, if the lessor loses its dispute and we are required to indemnify the lessor, we cannot at this time predict the impact that such an occurrence would have on our financial condition and results of operations.

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

In connection with the sale of Celebrity Mercury, we and TUI AG each guaranteed repayment of 50% of an €180.0 million 5-year amortizing bank loan provided to TUI Cruises, of which €162.0 million remains outstanding as of June 30, 2012.  Based on current facts and circumstances, we do not believe potential obligations under this guarantee are probable.

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

Funding Needs and Sources

We have significant contractual obligations of which the capital expenditures associated with our ship purchases and our debt service obligations represent our largest funding needs.  We have approximately $2.6 billion in contractual obligations due during the twelve-month period ending June 30, 2013 of which approximately $848.0 million relates to the acquisition of Celebrity Reflection along with progress payments on our Project Sunshine ships, $1.1 billion relates to debt maturities and $313.2 million relates to interest on our long-term debt.  In addition, we have $10.6 billion in contractual obligations due beyond the twelve-month period ending June 30, 2013 of which debt maturities, interest on our long-term debt and ship purchase obligations represent $7.0 billion, $821.1 million and $1.5 billion, respectively.  We have historically relied on a combination of cash flows provided by operations, drawdowns under our available credit facilities, the incurrence of additional debt and/or the refinancing of our existing debt and the issuance of additional shares of equity securities to fund these obligations.

As of June 30, 2012, our liquidity was $1.1 billion, consisting of approximately $212.2 million in cash and cash equivalents and $918.0 million available under our unsecured revolving credit facilities.  As of June 30, 2012, we had total revolving credit capacity of $1.6 billion.

In addition, we had a working capital deficit of $2.9 billion as of June 30, 2012 as compared to our working capital deficit of $2.1 billion as of December 31, 2011.  Similar to others in our industry, we operate with a substantial working capital deficit.  This deficit is mainly attributable to the fact that, under our business model, a vast majority of our passenger ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts remain a current liability until the sailing date. The cash generated from these advance receipts is used interchangeably with cash on hand from other sources, such as our revolving credit facilities and other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future sailing or otherwise, paying down our revolving credit facilities, invested in long term investments or any other use of cash. In addition, we have a relatively low-level of accounts receivable and rapid turnover results in a limited investment in inventories.  We generate substantial cash flows from operations and our business model, along with our unsecured revolving credit facilities, has historically allowed us to maintain this working capital deficit and still meet our operating, investing and financing needs. We expect that we will continue to have working capital deficits in the future.

Currently, we have on order Celebrity Reflection and two Project Sunshine ships in Germany each of which has committed bank financing arrangements which include sovereign financing guarantees (the funding of approximately 5% remaining subject to syndication for our first Project Sunshine ship and 50% remaining subject to syndication for our second Project Sunshine ship prior to delivery).

In July 2012, we entered into a credit agreement which provides an unsecured Euro-denominated term loan facility in an amount up to €365.0 million or approximately $463.2 million based on the exchange rate at June 30, 2012.  As of July 27, 2012, we have not drawn on this facility.  We have the ability to draw on this facility in up to five tranches at any time on or prior to June 30, 2013.  All amounts borrowed under the facility will be due and payable at maturity in July 2017.  Interest on the loan accrues at a floating rate based on EURIBOR plus the applicable margin.  The applicable margin varies with our debt rating and would currently be 3.0%.  In addition, we are subject to a commitment fee of 1.05% per annum of the undrawn amount.  We anticipate the proceeds from this loan facility will be used primarily as part of our refinancing strategy for our bond maturities in 2013 and 2014. In connection with this transaction, we prepaid our $100.0 million unsecured floating rate term loan due September 2013.  In addition to the €365.0 million in available capacity under this term loan and also as part of our refinancing strategy, since the beginning of the year, we have raised $233.0 million in additional revolving credit capacity.  This initiative has added approximately $400.0 million to our liquidity since June 30, 2012.

We continue our focus on ensuring adequate cash and liquidity.  We are committed to improving our cost focus and continue to implement cost containment initiatives including a number of initiatives to reduce energy consumption and, by extension, fuel costs.  These include the design of more fuel efficient ships and the implementation of other hardware and energy efficiencies.  We anticipate that our cash flows from operations, our current available credit facilities and our current and anticipated financing arrangements will be adequate to meet our capital expenditures and debt repayments over the next twelve-month period.  In addition, we may elect to fund our contractual obligations through other means if favorable opportunities arise.  During the second quarter of 2012, we declared and paid a cash dividend on our common stock of $0.10 per share.

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

Debt Covenants

Certain of our financing agreements contain covenants that require us, among other things, to maintain minimum net worth of at least $5.4 billion and a fixed charge coverage ratio of at least 1.25x and to limit our net debt-to-capital ratio to no more than 62.5%.  The fixed charge coverage ratio is calculated by dividing net cash from operations for the past four quarters by the sum of dividend payments plus scheduled principal debt payments in excess of any new financings for the past four quarters.  Our minimum net worth and maximum net debt-to-capital calculations exclude the impact of accumulated other comprehensive (loss) income on total shareholders’ equity.  We are well in excess of all debt covenant requirements as of June 30, 2012.  The specific covenants and related definitions can be found in the applicable debt agreements, the majority of which have been previously filed with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the second quarter of 2012, we entered into foreign currency collar options to hedge a portion of our foreign currency exposure on the construction contract price for the second Project Sunshine ship.  These options mature in April 2015.  The notional amount of outstanding foreign exchange contracts including our forward contracts, cross currency swap agreements and collar options as of June 30, 2012 and December 31, 2011 was $2.0 billion and $0.9 billion, respectively.

During the second quarter of 2012, we entered into forward-starting interest rate swaps that hedge the anticipated unsecured amortizing term loans that will finance our purchase of the first and second Project Sunshine ships. Forward-starting interest rate swaps hedging the first Project Sunshine ship loan will effectively convert $735.0 million of the anticipated loan balance from LIBOR plus 1.30% to a fixed rate of 3.74% (inclusive of margin) beginning October 2014. Forward-starting interest rate swaps hedging the second Project Sunshine ship loan will effectively convert $725.0 million of the anticipated loan balance from LIBOR plus 1.30% to a fixed rate of 3.86% (inclusive of margin) beginning April 2015. These forward-starting interest rate swaps will mature between 2026 and 2027. The notional amount of interest rate swap agreements related to outstanding debt and on our current financing arrangements as of June 30, 2012 and December 31, 2011 was $2.8 billion and $1.3 billion, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As previously reported in our quarterly report on Form 10-Q for the quarter ended March 31, 2012, between August 1, 2011 and September 8, 2011, three similar purported class action lawsuits were filed against us and certain of our officers in the U.S. District Court of the Southern District of Florida.  The cases have since been consolidated and a consolidated amended complaint was filed on February 17, 2012.  The consolidated amended complaint was filed on behalf of a purported class of purchasers of our common stock during the period from October 26, 2010 through July 27, 2011 and names the Company, our Chairman and CEO, our CFO and the Presidents and CEOs of our Royal Caribbean International and Celebrity Cruises brands as defendants.  The consolidated amended complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 as well as, in the case of the individual defendants, the control person provisions of the Securities Exchange Act.  The complaint principally alleges that the defendants knowingly made incorrect statements concerning the Company’s outlook for 2011 by not taking into proper account lagging European and Mediterranean bookings. The consolidated amended complaint seeks unspecified damages, interest, and attorneys’ fees. We filed a motion to dismiss the complaint on April 9, 2012. We believe the claims made against us are without merit and we intend to vigorously defend ourselves against them.

As previously reported in our annual report on Form 10-K for the year ended December 31, 2011,  a class action complaint was filed in June 2011 against Royal Caribbean Cruises Ltd. in the United States District Court for the Southern District of Florida on behalf of a purported class of stateroom attendants employed onboard Royal Caribbean International cruise vessels alleging that they were required to pay other crew members to help with their duties in violation of the U.S. Seaman’s Wage Act. The lawsuit also alleges that certain stateroom attendants were required to work back of house assignments without the ability to earn gratuities in violation of the U.S. Seaman’s Wage Act. Plaintiffs seek judgment for damages, wage penalties and interest in an indeterminate amount.  In May 2012, the Court granted our motion to dismiss the complaint on the basis that the applicable collective bargaining agreement requires any such claims to be arbitrated.  Plaintiff has appealed this decision to the United States Court of Appeals, 11th Circuit.  We believe the claims made against us are without merit and we intend to vigorously defend ourselves against them.

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

Item 6. Exhibits

10.1

Hull No. S-697 Credit Agreement, dated as of June 8, 2011, between Company, the Lenders from time to time party thereto and KfW-IPEX-Bank GmbH, as Hermes Agent, Facility Agent and Initial Mandated Lead Arranger, as amended on February 17, 2012 and May 10, 2012.

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

Interactive Data File

101

The following financial statements from Royal Caribbean Cruises Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the SEC on July 27, 2012, formatted in XBRL, as follows:

	(i)	the Consolidated Statements of Comprehensive Income for the three months ended June 30, 2012 and 2011;
	(ii)	the Consolidated Statements of Comprehensive Income for the six months ended June 30, 2012 and 2011;
	(iii)	the Consolidated Balance Sheets at June 30, 2012 and December 31, 2011;
	(iv)	the Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and
	(v)	the Notes to the Consolidated Financial Statements, tagged in summary and detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL CARIBBEAN CRUISES LTD.
(Registrant)

	/s/	BRIAN J. RICE
Brian J. Rice
Executive Vice President and
Chief Financial Officer
Date: July 27, 2012	(Principal Financial Officer and duly authorized signatory)