Form 10-Q
period 2012-09-30
ROYAL CARIBBEAN CRUISES LTD
filed 2012-10-25
CIK 884887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes  ☐     No  ☒

There were 218,100,633 shares of common stock outstanding as of October 17, 2012.

ROYAL CARIBBEAN CRUISES LTD.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited; in thousands, except per share data)

	Quarter Ended September 30,
	2012	2011
Passenger ticket revenues	$1,635,033	$1,734,328
Onboard and other revenues	591,357	587,666
Total revenues	2,226,390	2,321,994

Cruise operating expenses:
Commissions, transportation and other	366,100	405,674
Onboard and other	166,356	181,604
Payroll and related	201,644	210,535
Food	111,315	113,319
Fuel	213,434	202,478
Other operating	289,476	291,690
Total cruise operating expenses	1,348,325	1,405,300
Marketing, selling and administrative expenses	243,877	231,761
Depreciation and amortization expenses	182,051	177,191
Operating Income	452,137	507,742

Other income (expense):
Interest income	4,744	7,070
Interest expense, net of interest capitalized	(84,977)	(98,198)
Extinguishment of unsecured senior notes	(7,485)	-
Other income (expense)	3,360	(17,656)
	(84,358)	(108,784)
Net Income	$367,779	$398,958

Earnings per Share:
Basic	$1.69	$1.84
Diluted	$1.68	$1.82

Weighted-Average Shares Outstanding:
Basic	217,940	217,105
Diluted	219,296	218,934

Comprehensive Income (Loss)
Net Income	$367,779	$398,958
Other comprehensive income (loss):
Foreign currency translation adjustments	1,331	(43,786)
Gain (loss) on cash flow derivative hedges	81,322	(255,015)
Total other comprehensive income (loss)	82,653	(298,801)

Comprehensive Income	$450,432	$100,157

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited; in thousands, except per share data)

	Nine Months Ended
	September 30,
	2012	2011
Passenger ticket revenues	$4,319,478	$4,257,634
Onboard and other revenues	1,562,396	1,504,228
Total revenues	5,881,874	5,761,862

Cruise operating expenses:
Commissions, transportation and other	994,535	984,397
Onboard and other	404,932	419,032
Payroll and related	618,277	613,816
Food	334,240	312,550
Fuel	680,389	556,667
Other operating	867,078	805,284
Total cruise operating expenses	3,899,451	3,691,746
Marketing, selling and administrative expenses	756,049	722,157
Depreciation and amortization expenses	541,957	522,493
Operating Income	684,417	825,466

Other income (expense):
Interest income	16,062	17,329
Interest expense, net of interest capitalized	(266,749)	(291,791)
Extinguishment of unsecured senior notes	(7,485)	-
Other (expense) income	(15,155)	19,855
	(273,327)	(254,607)
Net Income	$411,090	$570,859

Earnings per Share:
Basic	$1.89	$2.63
Diluted	$1.87	$2.60

Weighted-Average Shares Outstanding:
Basic	217,797	216,883
Diluted	219,263	219,315

Comprehensive Income (Loss)
Net Income	$411,090	$570,859
Other comprehensive income (loss):
Foreign currency translation adjustments	(7,690)	(4,397)
Change in defined benefit plans	-	(216)
Loss on cash flow derivative hedges	(59,460)	(46,240)
Total other comprehensive loss	(67,150)	(50,853)

Comprehensive Income	$343,940	$520,006

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of
	September 30,	December 31,
	2012	2011
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$241,237	$262,186
Trade and other receivables, net	301,110	292,447
Inventories	143,954	144,553
Prepaid expenses and other assets	249,080	185,460
Derivative financial instruments	97,799	84,642
Total current assets	1,033,180	969,288
Property and equipment, net	16,820,816	16,934,817
Goodwill	742,466	746,537
Other assets	1,071,760	1,153,763
	$19,668,222	$19,804,405

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$1,154,948	$638,891
Accounts payable	361,094	304,623
Accrued interest	119,847	123,853
Accrued expenses and other liabilities	605,699	564,272
Customer deposits	1,584,597	1,436,003
Total current liabilities	3,826,185	3,067,642
Long-term debt	6,623,920	7,856,962
Other long-term liabilities	515,456	471,978

Commitments and contingencies (Note 7)

Shareholders’ equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	-	-
Common stock ($0.01 par value; 500,000,000 shares authorized; 228,384,628 and 227,366,165 shares issued, September 30, 2012 and December 31, 2011, respectively)	2,284	2,276
Paid-in capital	3,093,326	3,071,759
Retained earnings	6,163,842	5,823,430
Accumulated other comprehensive loss	(143,087)	(75,938)
Treasury stock (10,308,683 common shares at cost, September 30, 2012 and December 31, 2011)	(413,704)	(413,704)
Total shareholders’ equity	8,702,661	8,407,823
	$19,668,222	$19,804,405

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended
	September 30,
	2012	2011
Operating Activities
Net income	$411,090	$570,859
Adjustments:
Depreciation and amortization	541,957	522,493
Loss (gain) on fuel call options	5,671	(11,701)
Loss on extinguishment of unsecured senior notes	7,485	-
Changes in operating assets and liabilities:
Decrease in trade and other receivables, net	42,484	55,062
Decrease (increase) in inventories	423	(25,490)
Increase in prepaid expenses and other assets	(39,410)	(72,538)
Increase in accounts payable	46,836	74,498
Decrease in accrued interest	(2,305)	(14,370)
Increase in accrued expenses and other liabilities	11,688	34,380
Increase in customer deposits	80,993	97,089
Cash received on settlement of derivative financial instruments	69,684	-
Dividends received from unconsolidated affiliate	-	21,147
Other, net	(4,340)	21,289
Net cash provided by operating activities	1,172,256	1,272,718

Investing Activities
Purchases of property and equipment	(429,309)	(1,030,102)
Cash received on settlement of derivative financial instruments	19,058	20,172
Loan to unconsolidated affiliate	-	(110,660)
Cash payments received on loan to unconsolidated affiliate	23,512	-
Proceeds from the sale of ships	9,811	345,000
Other, net	(6,395)	352
Net cash used in investing activities	(383,323)	(775,238)

Financing Activities
Debt proceeds	915,000	1,408,368
Debt issuance costs	(48,190)	(80,619)
Repayments of debt	(1,263,769)	(1,786,414)
Extinguishment of unsecured senior notes	(344,150)	-
Dividends paid	(65,293)	(21,707)
Proceeds from exercise of common stock options	3,703	18,947
Other, net	1,228	10,413
Net cash used in financing activities	(801,471)	(451,012)

Effect of exchange rate changes on cash	(8,411)	(14,937)

Net (decrease) increase in cash and cash equivalents	(20,949)	31,531
Cash and cash equivalents at beginning of period	262,186	419,929
Cash and cash equivalents at end of period	$241,237	$451,460

Supplemental Disclosure
Cash paid during the period for:
Interest, net of amount capitalized	$242,680	$269,625

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As used in this quarterly report on Form 10-Q, the terms “Royal Caribbean,” the “Company,” “we,” “our” and “us” refer to Royal Caribbean Cruises Ltd. and, depending on the context, Royal Caribbean Cruises Ltd.’s consolidated subsidiaries and/or affiliates. The terms “Royal Caribbean International,” “Celebrity Cruises,” “Pullmantur,” “Azamara Club Cruises”, “CDF Croisières de France” and “TUI Cruises” refer to our cruise brands. In accordance with cruise vacation industry practice, the term “berths” is determined based on double occupancy per cabin even though many cabins can accommodate three or more passengers. This report should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2011, including the audited consolidated financial statements and related notes included therein.

Note 1. General

Description of Business

We are a global cruise company.  We own Royal Caribbean International, Celebrity Cruises, Pullmantur, Azamara Club Cruises, CDF Croisières de France as well as TUI Cruises (our 50% joint venture).

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

All significant intercompany accounts and transactions are eliminated in consolidation. We consolidate entities over which we have control, usually evidenced by a direct ownership interest of greater than 50% and variable interest entities where we are determined to be the primary beneficiary. See Note 6. Goodwill and Other Assets for further information regarding our variable interest entities. For affiliates we do not control but over which we have significant influence on financial and operating policies, usually evidenced by a direct ownership interest from 20% to 50%, the investment is accounted for using the equity method.  We consolidate the operating results of Pullmantur and its wholly-owned brand, CDF Croisières de France, on a two-month lag to allow for more timely preparation of our consolidated financial statements.  No material events or transactions affecting Pullmantur or CDF Croisières de France have occurred during the two-month lag period of August 2012 and September 2012 that would require disclosure or adjustment to our consolidated financial statements as of September 30, 2012.

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

Recent Accounting Pronouncements

In July 2012, amended guidance was issued regarding the periodic impairment testing of indefinite-lived intangible assets.  The new guidance allows an entity to assess qualitative factors to determine if it is more-likely-than-not that indefinite-lived intangible assets might be impaired and, based on this assessment, whether it is necessary to perform the quantitative impairment tests.  This guidance will be effective for our annual and interim impairment tests for fiscal years beginning after September 15, 2012.  The adoption of this newly issued guidance will not have an impact on our consolidated financial statements.

Other

Revenues and expenses include port costs that vary with guest head counts.  The amounts included in passenger ticket revenues on a gross basis were $128.8 million and $130.4 million for the third quarters of 2012 and 2011, respectively, and $345.7 million and $329.3 million for the nine months ended September 30, 2012 and 2011, respectively.

Note 3. Earnings Per Share

A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

		Quarter Ended	Nine Months Ended
		September 30,		September 30,
	2012	2011	2012	2011
Net income for basic and diluted earnings per share	$ 367,779	$ 398,958	$ 411,090	$570,859

Weighted-average common shares outstanding	217,940	217,105	217,797	216,883
Dilutive effect of stock options and restricted stock awards	1,356	1,829	1,466	2,432
Diluted weighted-average shares outstanding	219,296	218,934	219,263	219,315

Basic earnings per share	$1.69	$1.84	$1.89	$2.63
Diluted earnings per share	$1.68	$1.82	$1.87	$2.60

Diluted earnings per share for the quarter and nine months ended September 30, 2012 did not reflect options to purchase an aggregate of 3.3 million shares of common stock because the effect of including them would have been antidilutive.  Diluted earnings per share for the quarter and nine months ended September 30, 2011 did not reflect options to purchase an aggregate of 3.5 million and 2.8 million shares of common stock, respectively, because the effect of including them would have been antidilutive.

Note 4. Long-Term Debt

In July 2012, we entered into a credit agreement which provides an unsecured Euro-denominated term loan facility in an amount up to €365.0 million, or approximately $469.6 million based on the exchange rate at September 30, 2012.  We have the ability to draw on this facility at anytime on or prior to June 30, 2013.  As of October 25, 2012, we have not drawn on this facility.  All amounts borrowed under the facility will be due and payable at maturity in July 2017.  Interest on the loan accrues at a floating rate based on EURIBOR plus the applicable margin.  The applicable margin varies with our debt rating and would be 3.0% as of September 30, 2012.  In addition, we are subject to a commitment fee of

1.05% per annum of the undrawn amount.  We anticipate the proceeds from this loan facility will be used primarily as part of our refinancing strategy for our bond maturities in 2013 and 2014.  In connection with entering into this facility, we prepaid our $100.0 million unsecured floating rate term loan due September 2013.

In August 2012, we borrowed $290.0 million under an unsecured term loan.  All amounts borrowed under the facility will be due and payable at maturity in February 2016.  Interest on the loan accrues at a floating rate based on LIBOR plus the applicable margin. The applicable margin varies with our debt rating and was 2.5% as of September 30, 2012.  The proceeds of this loan were used to reduce outstanding balances on our revolving credit facilities.

During the first nine months of 2012, we increased the capacity of our revolving credit facility due July 2016 by $233.0 million, bringing our total capacity under this facility to $1.1 billion as of September 30, 2012. We also have a revolving credit facility due November 2014 with capacity of $525.0 million as of September 30, 2012, giving us aggregate revolving borrowing capacity of $1.6 billion.

In September 2012, we repurchased €255.0 million or approximately $328.0 million in aggregate principal amount of our €1.0 billion 5.625% unsecured senior notes due 2014 through a debt tender offer conducted outside of the United States.  Total consideration paid in connection with the tender offer, including premium and related fees and expenses was $344.2 million.  The repurchase of the unsecured senior notes resulted in a loss on the early extinguishment of debt of approximately $7.5 million which was recognized in earnings immediately and is reported within extinguishment of unsecured senior notes in our consolidated statement of comprehensive income (loss).

Certain of our unsecured ship financing term loans are guaranteed by the export credit agency in the respective country in which the ship is constructed.  In consideration for these guarantees, depending on the financing arrangement, we pay to the applicable export credit agency fees that range from either (1) 0.88% to 1.48% per annum based on the outstanding loan balance semi-annually over the term of the loan (subject to adjustment in certain of our facilities based upon our credit ratings) or (2) an upfront fee of approximately 2.3% to 2.37% of the maximum loan amount. We amortize the fees that are paid upfront over the life of the loan and those that are paid semi-annually over each respective payment period.  We classify these fees within Debt issuance costs in our consolidated statement of cash flows and within Other Assets in our consolidated balance sheets.

Under certain of our agreements, the contractual interest rate, facility fee and/or export credit agency fee vary with our debt rating.

Note 5.  Property and Equipment

During the second quarter of 2012, Pullmantur delivered Ocean Dream to an unrelated third party as part of a six year bareboat charter agreement.  The charter agreement provides a renewal option exercisable by the unrelated third party for an additional four years.  The charter agreement constitutes an operating lease and charter revenue is being recognized on a straight-line basis over the six year charter term.  The charter revenue recognized during the second and third quarters of 2012 was not material to our results of operations.

Note 6. Goodwill and Other Assets

During the fourth quarter of 2011, we performed our annual analysis to determine if the goodwill for the Pullmantur reporting unit was impaired. We estimated the fair value of the Pullmantur reporting unit using a probability-weighted discounted cash flow model. The principal assumptions used in the discounted cash flow model were projected operating results, weighted-average cost of capital, and terminal value.  Significantly impacting these assumptions were the anticipated future transfer of vessels from our other cruise brands to Pullmantur.  For example, during the first quarter of 2012, we announced the redeployment of Monarch of the Seas from Royal Caribbean International to Pullmantur. The redeployment is expected to occur in April 2013. The discounted cash flow model used our 2012 projected operating results as a base.  To that base we added future years’ cash flows assuming multiple revenue and expense scenarios that reflect the impact on Pullmantur’s reporting unit of different global economic environments beyond 2012. We assigned a probability to each revenue and expense scenario. On December 31, 2011, the estimated fair value of the Pullmantur reporting unit exceeded its carrying value.

We also performed the annual impairment review of our trademarks and trade names during the fourth quarter of 2011 using a discounted cash flow model and the relief-from-royalty method.  The royalty rate used was based on comparable royalty agreements in the tourism and hospitality industry.  These trademarks and trade names relate to Pullmantur and we have used the same discount rate used in valuing the Pullmantur reporting unit in our goodwill impairment test.  Based on the discounted cash flow model as of December 31, 2011, we determined the fair value of our trademarks and trade names exceeded their carrying value.

We continue to monitor economic events in Spain for their potential impact on Pullmantur’s business and valuation.  These events continue to reinforce the uncertainty and fragility of the Spanish economy.  However, based on our most recent projections we do not believe an interim impairment evaluation of Pullmantur’s goodwill or trademarks and trade names is warranted as of September 30, 2012.  We will evaluate these intangible assets for potential impairment during our annual impairment test scheduled for the fourth quarter of 2012.

The estimation of fair value utilizing discounted expected future cash flows includes numerous uncertainties which require significant judgment when making assumptions of expected revenues, operating costs, marketing, selling and administrative expenses, interest rates, ship additions and retirements as well as assumptions regarding the cruise vacation industry’s competitive environment and general economic and business conditions, among other factors. Pullmantur is a brand targeted primarily at the Spanish, Portuguese and Latin American markets.  European economies continue to demonstrate instability in light of heightened concerns over sovereign debt issues as well as the impact that proposed austerity measures will have on certain markets.  The Spanish economy has been more severely impacted than many other economies around the world where we operate and there is significant uncertainty as to whether or when it will recover.  In addition, the Costa Concordia incident has had a negative impact on Pullmantur’s earnings to date in 2012 and the impact in future years is uncertain.  If the Spanish economy weakens further or recovers more slowly than contemplated in our discounted cash flow model, if there are relatively modest changes to our projected future cash flows used in the impairment analyses, especially in Net Yields, or if certain transfers of vessels from our other cruise brands to the Pullmantur fleet do not take place, it is reasonably possible that an impairment charge of Pullmantur’s reporting unit’s goodwill, trademarks and trade name may be required.

The factors influencing the Spanish economy and Pullmantur’s operating cash flows discussed above could also affect the recoverability of Pullmantur’s deferred tax assets. As of September 30, 2012, Pullmantur had deferred tax assets of €25.4 million, or approximately $32.7 million based on the exchange rate at September 30, 2012, resulting from previous net operating losses. We regularly review deferred tax assets for recoverability based on our history of earnings, expectations for future earnings, and tax planning strategies.  We believe it is more-likely-than-not that we will recover the deferred tax assets based on our expectation of future earnings and implementation of tax planning strategies.  Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income to support the amount of deferred tax assets.  It is possible we may need to establish a valuation allowance for a portion or all of the deferred tax asset balance if future earnings do not meet expectations or we are unable to successfully implement our tax planning strategies.

Variable Interest Entities

A Variable Interest Entity (“VIE”) is an entity in which the equity investors have not provided enough equity to finance the entity’s activities or the equity investors (1) cannot directly or indirectly make decisions about the entity’s activities through their voting rights or similar rights; (2) do not have the obligation to absorb the expected losses of the entity; (3) do not have the right to receive the expected residual returns of the entity; or (4) have voting rights that are not proportionate to their economic interests and the entity’s activities involve or are conducted on behalf of an investor with a disproportionately small voting interest.

We have determined that Grand Bahama Shipyard Ltd. (“Grand Bahama”), a ship repair and maintenance facility in which we have a 40% noncontrolling interest, is a VIE. The facility serves cruise and cargo ships, oil and gas tankers, and offshore units.  We utilize this facility, among other ship repair facilities, for our regularly scheduled drydocks and certain emergency repairs as may be required.  We have determined we are not the primary beneficiary of this facility, as we do not have the power to direct the activities that most significantly impact the facility’s economic performance. Accordingly, we do not consolidate this entity and we account for this investment under the equity method of accounting. As of September 30, 2012 and December 31, 2011, the net book value of our investment in Grand Bahama, including equity and loans, was approximately $59.3 million and $61.4 million, respectively, which is also our maximum exposure to loss as we are not contractually required to provide any financial or other support to the facility.  The majority of our loans to Grand Bahama are in non-accrual status.  During the first nine months of 2012, we received approximately $5.1 million in principal and interest payments related to loans that are in accrual status from Grand Bahama and recorded income associated with our investment in Grand Bahama.  We monitor credit risk associated with these loans through our participation on Grand Bahama’s board of directors along with our review of Grand Bahama’s financial statements and projected cash flows.  Based on this review, we believe the risk of loss associated with these loans was remote as of September 30, 2012.

In conjunction with our acquisition of Pullmantur in 2006, we obtained a 49% noncontrolling interest in Pullmantur Air, S.A. (“Pullmantur Air”), a small air business that operates four aircrafts in support of Pullmantur’s operations. We have determined Pullmantur Air is a VIE for which we are the primary beneficiary as we have the power to direct the activities that most significantly impact its economic performance and we are obligated to absorb its losses. In accordance with authoritative guidance, we have consolidated the assets and liabilities of Pullmantur Air.  We do not separately disclose the assets and liabilities of Pullmantur Air as they are immaterial to our September 30, 2012 and December 31, 2011 consolidated financial statements.

We have determined that TUI Cruises GmbH, our 50%-owned joint venture which operates the brand TUI Cruises, is a VIE. As of September 30, 2012 and December 31, 2011, our investment in TUI Cruises, including equity and loans, was approximately $273.3 million and $282.0 million, respectively, and the majority of this amount was included within other assets in our consolidated balance sheets.  In addition, in conjunction with our sale of Celebrity Mercury to TUI Cruises in 2011, we and TUI AG each guaranteed the repayment of 50% of an €180.0 million 5-year bank loan provided to TUI Cruises (refer to further details below).  This investment amount and the potential obligations under this guarantee are substantially our maximum exposure to loss.  We have determined that we are not the primary beneficiary of TUI Cruises.  We believe that the power to direct the activities that most significantly impact TUI Cruises’ economic performance are shared between ourselves and our joint venture partner, TUI AG.  All the significant operating and financial decisions of TUI Cruises require the consent of both parties which we believe creates shared power over TUI Cruises.  Accordingly, we do not consolidate this entity and account for this investment under the equity method of accounting.

In connection with our sale of Celebrity Mercury to TUI Cruises in 2011, we provided a debt facility to TUI Cruises in the amount of up to €90.0 million. The outstanding principal amount of the facility as of September 30, 2012 was €68.6 million, or approximately $88.2 million based on the exchange rate at September 30, 2012. The loan bears interest at the rate of 9.54% per annum, is payable over seven years, is 50% guaranteed by TUI AG (our joint venture partner) and is secured by second mortgages on both of TUI Cruises’ ships, Mein Schiff 1 and Mein Schiff 2. In addition, we and TUI AG each guaranteed the repayment of 50% of an €180.0 million 5-year bank loan provided to TUI Cruises, of which €157.5 million, or approximately $203.0 million based on the exchange rate at September 30, 2012, remains outstanding as of September 30, 2012, in connection with the sale of the ship.  The bank loan amortizes quarterly and is secured by first mortgages on both Mein Schiff 1 and Mein Schiff 2.  Based on current facts and circumstances, we do not believe potential obligations under this guarantee are probable.

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

Note 7. Commitments and Contingencies

Capital Expenditures

During the first quarter of 2012, we exercised our option under the agreement with Meyer Werft to construct a second Project Sunshine ship with approximately 4,100 berths which is expected to enter service in the second quarter of 2015.  During 2011, we entered into credit agreements to finance the construction of the first and second Project Sunshine ships. Each facility makes available to us unsecured term loans in an amount up to the United States dollar equivalent corresponding to approximately €595.0 million. 50% of the facility for the second ship remains subject to syndication prior to funding. Euler Hermes Kreditversicherungs AG (“Hermes”), the official export credit agency of Germany, has agreed to guarantee to the lenders payment of 95% of the financing.  The loans will amortize semi-annually and will mature 12 years following delivery of the applicable ship.  Pursuant to the credit agreements, interest on the loans will accrue at our election (to be made prior to funding) at either a fixed rate (including applicable margin) of 4.76% or a floating rate of LIBOR plus a margin of 1.30%.  Separately, we have entered into forward-starting interest rate swap agreements which effectively convert the floating rates available to us per the credit agreements to fixed rates (including applicable margin) of 3.74% and 3.86% for the first and second Project Sunshine ships, respectively.  See Note 9. Fair Value Measurements and Derivative Instruments for further information regarding these swap agreements.

As of September 30, 2012, the aggregate cost of our ships on order was approximately $3.1 billion, of which we had deposited $227.9 million as of such date. Approximately 15.7% of the aggregate cost was exposed to fluctuations in the euro exchange rate at September 30, 2012.  These amounts do not include any costs associated with the construction agreement entered into by TUI Cruises to build their first newbuild ship or TUI Cruises’ option for a second newbuild ship.  TUI Cruises has a committed bank financing arrangement for their newbuild order, which includes a sovereign financing guarantee.

As of September 30, 2012, the expected dates that our ships on order (including the first newbuild ship for TUI Cruises) will enter service and their approximate berths are as follows:

	Expected to	Approximate
Ship	Enter Service	Berths
Celebrity Cruises – Solstice-class:
Celebrity Reflection[1]	4th Quarter 2012	3,000
Royal Caribbean International – Project Sunshine:
Unnamed	4th Quarter 2014	4,100
Unnamed	2nd Quarter 2015	4,100
TUI Cruises:
Unnamed	2nd Quarter 2014	2,500
	Total Berths	13,700

1  We took delivery of Celebrity Reflection in October 2012.  See Note 10. Subsequent Event.

Litigation

Between August 1, 2011 and September 8, 2011, three similar purported class action lawsuits were filed against us and certain of our current and former officers in the U.S. District Court of the Southern District of Florida.  The cases have since been consolidated and a consolidated amended complaint was filed on February 17, 2012.  The consolidated amended complaint was filed on behalf of a purported class of purchasers of our common stock during the period from October 26, 2010 through July 27, 2011 and names the Company, our Chairman and CEO, our CFO, the President and CEO of our Royal Caribbean International brand and the former President and CEO of our Celebrity Cruises brand as defendants.  The consolidated amended complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 as well as, in the case of the individual defendants, the control person provisions of the Securities Exchange Act.  The complaint principally alleges that the defendants knowingly made incorrect statements concerning the Company’s outlook for 2011 by not taking into proper account lagging European and Mediterranean bookings. The consolidated amended complaint seeks unspecified damages, interest, and attorneys’ fees. We filed a motion to dismiss the complaint on April 9, 2012. We believe the claims made against us are without merit and we intend to vigorously defend ourselves against them.

A class action complaint was filed in June 2011 against Royal Caribbean Cruises Ltd. in the United States District Court for the Southern District of Florida on behalf of a purported class of stateroom attendants employed onboard Royal Caribbean International cruise vessels alleging that they were required to pay other crew members to help with their duties in violation of the U.S. Seaman’s Wage Act. The lawsuit also alleges that certain stateroom attendants were required to work back of house assignments without the ability to earn gratuities in violation of the U.S. Seaman’s Wage Act. Plaintiffs seek judgment for damages, wage penalties and interest in an indeterminate amount. In May 2012, the Court granted our motion to dismiss the complaint on the basis that the applicable collective bargaining agreement requires any such claims to be arbitrated. Plaintiff’s appeal of this decision was dismissed for lack of jurisdiction by the United States Court of Appeals, 11th Circuit. We believe the claims made against us are without merit and we intend to vigorously defend ourselves against them.

We commenced an action in June 2010 in the United States District Court for Puerto Rico seeking a declaratory judgment that Puerto Rico’s distributorship laws do not apply to our relationship with an international representative located in Puerto Rico.  In September 2010, that international representative filed a number of counterclaims against Royal Caribbean Cruises Ltd. and Celebrity Cruises Inc. alleging violations of Puerto Rico’s distributorship laws, bad faith breach of contract, tortious interference with contract, violations of various federal and state antitrust and unfair competition laws. In August 2012, the parties settled their disputes and dismissed their respective claims with prejudice. The impact of the settlement is immaterial to our results of operations and financial condition.

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

Other

In July 2002, we entered into an operating lease denominated in British pound sterling for the Brilliance of the Seas.  The lease payments vary based on sterling LIBOR.  The lease has a contractual life of 25 years; however, both the lessor and we have certain rights to cancel the lease at year 18 (i.e. 2020) upon advance notice given approximately one year prior to cancellation.  In the event of early termination at year 18, we have the option to cause the sale of the vessel at its fair value and to use the proceeds towards the applicable termination payment.  Alternatively, we could opt at such time to make a termination payment of approximately ₤66.8 million, or approximately $107.9 million based on the exchange rate at September 30, 2012, and relinquish our right to cause the sale of the vessel.  Under current circumstances we do not believe early termination of this lease is probable.

Under the Brilliance of the Seas operating lease, we have agreed to indemnify the lessor to the extent its after-tax return is negatively impacted by unfavorable changes in corporate tax rates, capital allowance deductions and certain unfavorable determinations which may be made by United Kingdom tax authorities. These indemnifications could result in an increase in our lease payments.  We are unable to estimate the maximum potential increase in our lease payments due to the various circumstances, timing or a combination of events that could trigger such indemnifications. The United Kingdom tax authorities are disputing the lessor’s accounting treatment of the lease and the lessor and tax authorities are in discussions on the matter.  If the characterization of the lease is ultimately determined to be incorrect, we could be required to indemnify the lessor under certain circumstances.  The lessor has advised us that they believe their characterization of the lease is correct. Based on the foregoing and our review of available information, we do not believe an indemnification payment is probable.  However, if the lessor loses its dispute and we are required to indemnify the lessor, we cannot at this time predict the impact that such an occurrence would have on our financial condition and results of operations.

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

Note 8. Shareholders’ Equity

In September 2012, we declared a cash dividend on our common stock of $0.12 per share which was paid in the fourth quarter of 2012.  We declared and paid cash dividends on our common stock of $0.10 per share during the first and second quarters of 2012. During the first quarter of 2012, we also paid a cash dividend on our common stock of $0.10 per share which was declared during the fourth quarter of 2011.

Note 9. Fair Value Measurements and Derivative Instruments

Fair Value Measurements

The estimated fair value of our financial instruments that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows (in thousands):

	Fair Value Measurements At September 30, 2012 Using				Fair Value Measurements at December 31, 2011 Using

Description	Total	Level 1[1]	Level 2[2]	Level 3[3]	Total	Level 1[1]	Level 2[2]	Level 3[3]

Assets:
Cash and cash equivalents[4]	$241,237	241,237	–	–	$262,186	262,186	–	–

Total Assets	$241,237	$241,237	$–	$–	$262,186	$262,186	$–	$–

Liabilities:
Long-term debt (including current portion of long-term debt)[5]	$8,075,478	3,202,176	4,873,302	–	$8,557,095	3,424,722	5,132,373	–
Total Liabilities	$8,075,478	$3,202,176	$4,873,302	$–	$8,557,095	$3,424,722	$5,132,373	$–

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

3.	Inputs that are unobservable. The Company did not use any Level 3 inputs as of September 30, 2012 and December 31, 2011.
4.	Consists of cash and marketable securities with original maturities of less than 90 days.
5.	Consists of unsecured revolving credit facilities, unsecured senior notes, senior debentures and unsecured term loans. Does not include our capital lease obligations.

Other Financial Instruments

The carrying amounts of accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value at September 30, 2012 and December 31, 2011.

Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2012 Using				Fair Value Measurements at December 31, 2011 Using

Description	Total	Level 1[1]	Level 2[2]	Level 3[3]	Total	Level 1[1]	Level 2[2]	Level 3[3]

Assets:

Derivative financial instruments[4]	$142,358	—	142,358	—	$201,130	—	201,130	—
Investments[5]	$6,536	6,536	—	—	$6,941	6,941	—	—

Total Assets	$148,894	$6,536	$142,358	$—	$208,071	$6,941	$201,130	$—

Liabilities:
Derivative financial instruments[6]	$164,271	—	164,271	—	$84,344	—	84,344	—

Total Liabilities	$164,271	$—	$164,271	$—	$84,344	$—	$84,344	$—

1.

Inputs based on quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Valuation of these items does not entail a significant amount of judgment.

2.

Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  For foreign currency forward contracts, interest rate swaps, cross currency swaps and fuel swaps, fair value is derived using valuation models that utilize the income valuation approach.  These valuation models take into account the contract terms, such as maturity as well as other inputs, such as foreign exchange rates and curves, fuel types, fuel curves and interest rate yield curves.  For fuel call options, fair value is determined by using the prevailing market price for the instruments consisting of published price quotes for similar assets based on recent transactions in an active market. Fair value for foreign currency collar options is determined by using standard option pricing models with inputs based on the options’ contract terms, such as exercise price and maturity, and readily available public market data, such as foreign exchange curves, foreign exchange volatility levels and discount rates. All derivative instrument fair values take into account the creditworthiness of the counterparty and the Company.

3.	Inputs that are unobservable. The Company did not use any Level 3 inputs as of September 30, 2012 and December 31, 2011.
4.

Consists of foreign currency forward contracts, interest rate swaps, cross currency swaps, fuel swaps and fuel call options.  Please refer to the “Fair Value of Derivative Instruments” table for breakdown by instrument type.

5.	Consists of exchange-traded equity securities and mutual funds.
6.	Consists of interest rate swaps, fuel swaps, foreign currency forward contracts and collar options. Please refer to the “Fair Value of Derivative Instruments” table for breakdown by instrument type.

The reported fair values are based on a variety of factors and assumptions.  Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of September 30, 2012 or December 31, 2011, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.

Concentrations of Credit Risk

We monitor credit risk associated with financial and other institutions with which we conduct significant business and, to minimize these risks, we select counterparties with credit risks acceptable to us and we seek to limit our exposure to any individual counterparty.  Credit risk, including but not limited to counterparty nonperformance under derivative instruments, our revolving credit facilities and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions, insurance companies and export credit agencies with which we have long-term relationships and which have credit risks acceptable to us or where the credit risk is spread out among a large number of counterparties. In addition, our exposure under foreign currency forward contracts, foreign currency collar options, fuel call options, interest rate and fuel swap agreements was approximately $54.7 million as of September 30, 2012, and is limited to the cost of replacing the contracts in the event of non-performance by the counterparties to the contract, all of which are currently our lending banks.  We do not anticipate nonperformance by any of our significant counterparties. In addition, we have established guidelines regarding credit ratings and instrument maturities that we follow to maintain safety and liquidity. We do not normally require collateral or other security to support credit relationships; however, in certain circumstances this option is available to us.

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

On an ongoing basis, we assess whether derivatives used in hedging transactions are “highly effective” in offsetting changes in the fair value or cash flow of hedged items.  We use the long-haul method to assess hedge effectiveness using regression analysis for each hedge relationship under our interest rate, foreign currency and fuel hedging programs.  We apply the same methodology on a consistent basis for assessing hedge effectiveness to all hedges within each hedging program (i.e. interest rate, foreign currency and fuel). We perform regression analyses over an observation period commensurate with the contractual life of the derivative instrument, up to three years for interest rate and foreign currency relationships and four years for fuel relationships.  High effectiveness is achieved when a statistically valid relationship reflects a high degree of offset and correlation between the changes in the fair values of the derivative instrument and the hedged item. The determination of ineffectiveness is based on the amount of dollar offset between the change in fair value of the derivative instrument and the change in fair value of the hedged item at the end of the reporting period.  If it is determined that a derivative is not highly effective as a hedge or hedge accounting is discontinued, any change in fair value of the derivative since the last date at which it was determined to be effective is recognized in earnings. In addition, the ineffective portion of our highly effective hedges is recognized in earnings immediately and reported in other income (expense) in our consolidated statements of comprehensive income (loss).

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our long-term debt obligations including future interest payments.  At September 30, 2012, approximately 42% of our long-term debt was effectively fixed as compared to 40% as of December 31, 2011.  We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense.  We manage the risk that changes in interest rates will have either on the fair value of debt obligations or on the amount of future interest payments by monitoring changes in interest rate exposures and by evaluating hedging opportunities.

Market risk associated with our long-term fixed rate debt is the potential increase in fair value resulting from a decrease in interest rates.  We use interest rate swap agreements that effectively convert a portion of our fixed-rate debt to a floating-rate basis to manage this risk.  At September 30, 2012 and December 31, 2011, we maintained interest rate swap agreements on the $420.0 million fixed rate portion of our Oasis of the Seas unsecured amortizing term loan.  The interest rate swap agreements effectively changed the interest rate on the balance of the unsecured term loan, which was $332.5 million as of September 30, 2012, from a fixed rate of 5.41% to a LIBOR-based floating rate equal to LIBOR plus 3.87%, currently approximately 4.60%. These interest rate swap agreements are accounted for as fair value hedges.

During the third quarter of 2012, we terminated our interest rate swap agreements that effectively changed $350.0 million of debt with a fixed rate of 7.25% to LIBOR-based floating rate debt.  The swaps were designated as fair value hedges and terminating the swaps did not result in a gain or loss.  We received net cash proceeds of approximately $60.6 million upon termination.  A $60.1 million increase to the carrying value of the debt is being amortized to reduce interest expense over the remaining life of the debt.

Market risk associated with our long-term floating rate debt is the potential increase in interest expense from an increase in interest rates.  We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage this risk.  During the second quarter of 2012, we entered into forward-starting interest rate swap agreements that hedge the anticipated unsecured amortizing term loans that will finance our purchase of the first and second Project Sunshine ships. Forward-starting interest rate swaps hedging the first Project Sunshine ship loan will effectively convert the interest rate for $735.0 million of the anticipated loan balance from LIBOR plus 1.30% to a fixed rate of 3.74% (inclusive of margin) beginning in October 2014. Forward-starting interest rate swaps hedging the second Project Sunshine ship loan will effectively convert the interest rate for $725.0 million of the anticipated loan balance from LIBOR plus 1.30% to a fixed rate of 3.86% (inclusive of margin) beginning in April 2015.  These interest rate swap agreements are accounted for as cash flow hedges.

In addition, at September 30, 2012 and December 31, 2011, we maintained forward-starting interest rate swap agreements that beginning April 2013 effectively convert the interest rate on a portion of the Celebrity Reflection unsecured amortizing term loan balance of approximately $627.2 million from LIBOR plus 0.40% to a fixed rate (including applicable margin) of 2.85% through the term of the loan.  These interest rate swap agreements are accounted for as cash flow hedges.

The notional amount of interest rate swap agreements related to outstanding debt and on our current unfunded financing arrangements as of September 30, 2012 and December 31, 2011 was $2.4 billion and $1.3 billion, respectively.

Foreign Currency Exchange Rate Risk

Derivative Instruments

Our primary exposure to foreign currency exchange rate risk relates to our ship construction contracts denominated in euros and our growing international business operations.  We enter into foreign currency forward contracts, collar options and cross currency swap agreements to manage portions of the exposure to movements in foreign currency exchange rates.  Approximately 15.7% and 43.3% of the aggregate cost of the ships under construction was exposed to fluctuations in the euro exchange rate at September 30, 2012 and December 31, 2011, respectively.  The majority of our foreign currency forward contracts, collar options and cross currency swap agreements are accounted for as cash flow or fair value hedges depending on the designation of the related hedge.

During the first quarter of 2012, we terminated a portion of our foreign currency forward contracts for Celebrity Reflection because their maturity dates were not aligned with the ship’s delivery date. Simultaneously, we entered into new foreign currency forward contracts that were aligned with the ship’s delivery date and designated the contracts as cash flow hedges.  We effected the termination of the contracts by entering into offsetting foreign currency forward contracts.  Neither the original nor the offsetting foreign currency forward contracts are designated as hedging instruments.  As a result, subsequent changes in the fair value of the original and offsetting foreign currency forward contracts are recognized in earnings immediately and are reported within other income (expense) in our consolidated statements of comprehensive income (loss).  We deferred a loss of $10.8 million within accumulated other comprehensive income (loss) and a gain of $1.7 million within accrued expenses and other liabilities for the terminated contracts. Once the ship is placed in service, the net deferred loss of $9.1 million will be recognized as an increase to depreciation expense over the estimated useful life of the vessel.

During the second quarter of 2012, we entered into foreign currency collar options to hedge a portion of our foreign currency exposure on the construction contract price for the second Project Sunshine ship.  These foreign currency collar options are accounted for as cash flow hedges and mature in April 2015.

During the third quarter of 2012, we terminated our cross currency swap agreements that effectively changed €150.0 million of our €1.0 billion unsecured senior notes which bear interest at a fixed rate of 5.625%, to $190.9 million with a fixed rate of 6.68%.  We received net cash proceeds of approximately $9.1 million and deferred a loss of $2.6 million within accumulated other comprehensive income (loss) which we will recognize within interest expense, net of capitalized interest over the remaining life of the debt.

On a regular basis, we enter into foreign currency forward contracts to minimize the volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than our functional currency or the functional currencies of our foreign subsidiaries. During the third quarter of 2012, we maintained an average of approximately $484.4 million of these foreign currency forward contracts.  These instruments are not designated as hedging instruments.   Changes in the fair value of the foreign currency forward contracts are recognized in earnings within other income (expense) in our consolidated statements of comprehensive income (loss).

The notional amount of outstanding foreign exchange contracts including our forward contracts, cross currency swap agreements and collar options as of September 30, 2012 and December 31, 2011 was $1.9 billion and $0.9 billion, respectively.

Non-Derivative Instruments

We consider our investments in our foreign operations to be denominated in relatively stable currencies and of a long-term nature.  We partially address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries’ and investments’ functional currencies.  As of September 30, 2012 and December 31, 2011, we have assigned debt of approximately €447.0 million and €665.0 million, or approximately $575.1 million and $863.2 million based on the exchange rate as of September 30, 2012, respectively, as a hedge of our net investments in Pullmantur and TUI Cruises.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates primarily to the consumption of fuel on our ships.  We use fuel swap agreements and fuel call options to mitigate the financial impact of fluctuations in fuel prices.

Our fuel swap agreements are accounted for as cash flow hedges.  At September 30, 2012, we have hedged the variability in future cash flows for certain forecasted fuel transactions occurring through 2016.  As of September 30, 2012 and December 31, 2011, we have entered into the following fuel swap agreements:

	Fuel Swap Agreements
	As of September 30, 2012	As of December 31, 2011
	(metric tons)
2012	199,900	738,000
2013	755,300	644,000
2014	564,500	418,000
2015	321,000	284,000
2016	104,370	-

	Fuel Swap Agreements
Projected fuel purchases for year:	As of September 30, 2012	As of December 31, 2011
	(% hedged)
2012	58%	55%
2013	54%	47%
2014	40%	30%
2015	22%	20%
2016	7%	0%

At September 30, 2012 and December 31, 2011, $72.8 million and $78.5 million, respectively, of estimated unrealized net gains associated with our cash flow hedges pertaining to fuel swap agreements were expected to be reclassified to earnings from other accumulated comprehensive (loss) income within the next twelve months.  Reclassification is expected to occur as the result of fuel consumption associated with our hedged forecasted fuel purchases.

During the third quarter of 2012, we terminated our remaining fuel call options by selling offsetting fuel call options.  We received net cash proceeds of approximately $10.7 million upon termination.  The offsetting fuel call options are not designated as hedging instruments and changes in their fair value are recognized in earnings immediately and are reported in other income (expense) in our consolidated statements of comprehensive income (loss).

The fair value and line item caption of derivative instruments recorded were as follows:

Fair Value of Derivative Instruments

	Asset Derivatives			Liability Derivatives
		As of September 30, 2012	As of December 31, 2011		As of September 30, 2012	As of December 31, 2011

	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
In thousands
Derivatives designated as hedging instruments under ASC 815-20[1]
Interest rate swaps	Other Assets	$5,978	$65,531	Other long-term liabilities	$60,570	$11,369
Cross currency swaps	Other Assets	-	2,914	Other long-term liabilities	-	-
Foreign currency forward contracts	Derivative Financial Instruments	863	1,895	Accrued expenses and other liabilities	31,728	31,775
Foreign currency forward contracts	Other Assets	7,112	-	Other long-term liabilities	7,096	-
Foreign currency collar options	Other Assets	-	-	Other long-term liabilities	2,678	-
Fuel swaps	Derivative Financial Instruments	73,362	82,747	Accrued expenses and other liabilities	921	-
Fuel swaps	Other Assets	18,218	26,258	Other long-term liabilities	9,801	29,213
Total derivatives designated as hedging instruments under 815-20		105,533	179,345		112,794	72,357

Derivatives not designated as hedging instruments under ASC 815-20
Foreign currency forward contracts	Derivative Financial Instruments	$10,857	$-	Accrued expenses and other liabilities	$19,835	$-
Foreign currency forward contracts	Other Assets	13,251	5,414	Other long-term liabilities	19,641	11,987
Fuel swaps	Derivative Financial Instruments	1,786	-	Accrued expenses and other liabilities	1,079	-
Fuel call options	Derivative Financial Instruments	10,931	-	Accrued expenses and other liabilities	10,922	-
Fuel call options	Other Assets	-	16,371	Other long-term liabilities	-	-
Total derivatives not designated as hedging instruments under 815-20		36,825	21,785		51,477	11,987
Total derivatives		$142,358	$201,130		$164,271	$84,344

1 Accounting Standard Codification 815-20 “Derivatives and Hedging”.

The carrying value and line item caption of non-derivative instruments recorded was as follows:

		Carrying Value
Non-derivative instrument designated as hedging instrument under ASC 815-20	Balance Sheet Location	As of September 30, 2012	As of December 31, 2011
In thousands
Foreign currency debt	Long-term debt	$575,101	$863,217
		$575,101	$863,217

The effect of derivative instruments qualifying and designated as hedging instruments and the related hedged items in fair value hedges on the consolidated statements of comprehensive income (loss) was as follows:

Derivatives		Amount of Gain (Loss) Recognized in Income on Derivative				Amount of Gain (Loss) Recognized in Income on Hedged Item
and related Hedged Items under ASC 815-20 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative and Hedged Item	Quarter Ended September 30, 2012	Quarter Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Quarter Ended September 30, 2012	Quarter Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011

In thousands
Interest rate swaps	Interest expense, net of interest capitalized	$3,054	$4,484	$12,916	$13,365	$8,634	$7,910	$23,001	$23,504

Interest rate swaps	Other income (expense)	(2,300)	10,688	(884)	12,062	2,863	(10,629)	961	(11,672)

Interest rate swaps	Extinguishment of unsecured senior notes	-	-	-	-	9,698	-	9,698	-

Foreign currency forward contracts	Other income (expense)	-	-	-	22,901	-	-	-	(23,720)

		$754	$15,172	$12,032	$48,328	$21,195	$(2,719)	$33,660	$(11,888)

The effect of derivative instruments qualifying and designated as hedging instruments in cash flow hedges on the consolidated financial statements was as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)				Location of Gain (Loss)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
					Reclassified
Derivatives under ASC 815-20 Cash Flow Hedging Relationships	Quarter Ended September 30, 2012	Quarter Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	from Accumulated OCI into Income (Effective Portion)	Quarter Ended September 30, 2012	Quarter Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
In thousands

Cross currency swaps	$ 13,221	$ (31,964)	$ 851	$ 6,614	Other income (expense)	$ 14,405	$ (44,600)	$ 2,505	$ 120
Cross currency swaps	–	–	–	–	Interest Expense	(498)	–	(1,319)	–
Interest rate swaps	(19,146)	–	(50,070)	–	Other income (expense)	–	–	–	–
Foreign currency forward contracts	19,881	(102,142)	(10,169)	10,014	Depreciation and amortization expenses	(196)	(189)	(588)	(538)

Foreign currency forward contracts	–	–	–	(12,375)	Other income (expense)	(238)	(238)	(715)	(47)
Foreign currency collar options	4,229	–	(8,335)	–	Depreciation and amortization expenses	–	–	–	–

Fuel swaps	100,942	(125,352)	96,463	68,127	Fuel	24,332	40,584	88,317	119,085

	$119,127	$ (259,458)	$ 28,740	$ 72,380		$ 37,805	$ (4,443)	$ 88,200	$ 118,620

	Location of Gain (Loss) Recognized in Income on	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness testing)
Derivatives under ASC 815-20 Cash Flow Hedging Relationships	Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Quarter Ended September 30, 2012	Quarter Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
In thousands

Cross currency swaps	Other income (expense)	$234	$–	$–	$–
Cross currency swaps	Other income (expense)	–	–	–	–
Interest rate swaps	Other income (expense)	(277)	–	(347)	–
Foreign currency forward contracts	Other income (expense)	(173)	(2,879)	(182)	(190)
Foreign currency forward contracts	Other income (expense)	–	–	–	–
Foreign currency collar options	Other income (expense)	–	–	–	–
Fuel swaps	Other income (expense)	3,325	223	(564)	6,992

		$3,109	$(2,656)	$(1,093)	$6,802

The effect of non-derivative instruments qualifying and designated as hedging instruments in net investment hedges on the consolidated financial statements was as follows:

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)				Location of Gain (Loss) in	Amount of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Non-derivative instruments under ASC 815-20 Net Investment Hedging Relationships	Quarter Ended September 30, 2012	Quarter Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Quarter Ended September 30, 2012	Quarter Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
In thousands

Foreign Currency Debt	$ (19,915)	$ 49,745	$ (4,797)	$ (4,757)	Other income (expense)	$-	$-	$-	$-

	$ (19,915)	$ 49,745	$ (4,797)	$ (4,757)		$-	$-	$-	$-

The effect of derivatives not designated as hedging instruments on the consolidated financial statements was as follows:

Derivatives Not Designated as Hedging	Location of Gain (Loss) Recognized in	Amount of Gain (Loss) Recognized in Income on Derivative
Instruments under ASC 815-20	Income on Derivative	Quarter Ended September 30, 2012	Quarter Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
In thousands
Foreign currency forward contracts	Other income (expense)	$4,793	$56	$9,290	$4,753
Fuel swaps	Other income (expense)	(1,112)	-	(2,875)	-
Fuel call options	Other income (expense)	1,799	(13,094)	(5,671)	11,701

		$5,480	$(13,038)	$744	$16,454

Credit Related Contingent Features

Our current interest rate derivative instruments may require us to post collateral if our Standard & Poor’s and Moody’s credit ratings remain below specified levels. Specifically, if on the fifth anniversary of entering into a derivative transaction and on all succeeding fifth-year anniversaries our credit ratings for our senior unsecured debt were to be below BBB- by Standard & Poor’s and Baa3 by Moody’s, then each counterparty to such derivative transaction with whom we are in a net liability position that exceeds the applicable minimum call amount may demand that we post collateral in an amount equal to the net liability position.  The amount of collateral required to be posted following such event will change each time our net liability position increases or decreases by more than the applicable minimum call amount.  If our credit rating for our senior debt is subsequently equal to, or above BBB- by Standard & Poor’s or Baa3 by Moody’s, then any collateral posted at such time will be released to us and we will no longer be required to post collateral unless we meet the collateral trigger requirement at the next fifth-year anniversary.  Currently, our senior unsecured debt credit rating is BB with a stable outlook by Standard & Poor’s and Ba1 with a stable outlook by Moody’s.  We currently have four interest rate derivative transactions that have a term of at least five years.  The earliest that any of the four interest rate derivative transactions will reach their fifth anniversary is November 2016.  Therefore, as of September 30, 2012, we were not required to post collateral for any of our derivative transactions.

Note 10. Subsequent Event

In October 2012, we took delivery of Celebrity Reflection.  To finance the purchase, we borrowed $673.5 million under a previously committed unsecured term loan which is 95% guaranteed by Hermes.  The loan amortizes semi-annually over 12 years and bears interest at LIBOR plus a margin of 0.40%, currently approximately 1.03%.  In addition during 2011, we entered into forward-starting interest rate swap agreements which effectively convert the floating rate available to us per the credit agreement to a fixed rate (including applicable margin) of 2.85% effective April 2013 through the remaining term of the loan.  See Note 9. Fair Value Measurements and Derivative Instruments for further information regarding these agreements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Concerning Forward-Looking Statements

The discussion under this caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this document includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact, including statements regarding guidance (including our expectations for the fourth quarter and full year of 2012 set forth under the heading “—Outlook” below), business and industry prospects or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking.  Words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “will,” and similar expressions are intended to further identify any of these forward-looking statements.  Forward-looking statements reflect management’s current expectations but they are based on judgments and are inherently uncertain. Furthermore, they are subject to risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements.  Examples of these risks, uncertainties and other factors include, but are not limited to, the following:

•	the impact of the worldwide economic and geopolitical environment or other conditions on the demand for cruises;

•

the impact of the worldwide economic environment on our ability to generate cash flows from operations, satisfy the financial covenants required by our credit facilities, or obtain new borrowings from the credit or capital markets;

•

the impact of disruptions in the global financial markets on the ability of our counterparties and others to perform their obligations to us including those associated with our loan agreements and derivative contracts;

•

negative incidents concerning the Company and the cruise vacation industry, or adverse publicity, including those involving the health, safety and security of guests, accidents, unusual weather conditions or natural disasters or disruptions;

•	our ability to appropriately balance our cost management strategy with our goal of satisfying guest expectations;

•	failure to keep pace with developments in technology which could impair our operations or competitive position;

•	the uncertainties of conducting business globally and our ability to realize the intended benefits of our investments in new markets;

•	changes in operating and financing costs, including changes in foreign exchange rates, interest rates, fuel, food, payroll, airfare, insurance and security costs;

•	vacation industry competition and industry overcapacity in certain markets;

•	the cost of or changes in tax, environmental, labor, health, safety, security and other laws and regulations affecting our business;

•	pending or threatened litigation, enforcement actions, fines or penalties;

•	emergency ship repairs, including the related lost revenue;

•

the impact of ship construction, repair or refurbishment delays, ship cancellations or ship construction price increases brought about by construction faults, mechanical problems or financial difficulties encountered by shipyards or their subcontractors;

•	the global political climate, fears of terrorist and pirate attacks, armed conflict, the unavailability or cost of air service and the resulting concerns over safety and security aspects of traveling;

•	the spread of contagious diseases;

•	disruptions to our shoreside business related to actual or threatened natural disasters, information systems failure or similar events;

•	our ability to differentiate our products;

•	our ability to manage our business activities that involve our co-investment with third parties;

•	our inability to adequately incentivize our travel agents or changes and/or disruptions to the travel agency industry;

•	the loss of key personnel, strained employee relations and/or our inability to retain or recruit qualified personnel;

•	changes in our stock price or principal shareholders;

•	uncertainties of a foreign legal system as we are not incorporated in the United States;

•	the unavailability of ports of call; and

•	weather.

The above examples are not exhaustive and, in addition, new risks emerge from time to time.  All forward-looking statements made in this Quarterly Report on Form 10-Q speak only as of the date of this document.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a further discussion of risk factors related to our business, see Part I, Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2011.

Overview

The discussion and analysis of our financial condition and results of operations has been organized to present the following:

•	a review of our financial presentation, including discussion of certain operational and financial metrics we utilize to assist us in managing our business;

•	a discussion of our results of operations for the quarter and nine months ended September 30, 2012 compared to the same period in 2011;

•	a discussion of our business outlook, including our expectations for selected financial items for the fourth quarter and full year of 2012; and

•	a discussion of our liquidity and capital resources, including our future capital and contractual commitments and potential funding sources.

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

Results of Operations

Our results of operations for the quarter and nine months ended September 30, 2012 were negatively impacted by the Costa Concordia incident which occurred in early 2012 during WAVE season (traditionally the first two months of the year where cruise lines experience disproportionately higher volume cruise sales), affecting our booking patterns.  We still believe the impact of the Costa Concordia incident will not have a significant long term impact to our business.

Our results of operations were also influenced by changes to our international distribution system mainly in Latin America implemented in late 2011 pursuant to which we began directly distributing certain of our cruises rather than indirectly distributing them through charter arrangements.  Our results were also impacted by certain deployment initiatives including, but not limited to, increased deployment in Australia and China.

Our net income for the third quarter of 2012 was $367.8 million or $1.68 per share on a diluted basis as compared to net income of $399.0 million or $1.82 per share on a diluted basis for the third quarter of 2011.

Significant items for the third quarter of 2012 include:

•	Total revenues decreased 4.1% to $2.2 billion from $2.3 billion in 2011 partially due to the unfavorable impact of fluctuations in exchange rates.

•	Cruise operating expenses decreased 4.1% to $1.3 billion from $1.4 billion in 2011 partially due to the favorable impact of changes in exchange rates.

•

Net Debt-to-Capital decreased to 46.4% as of September 30, 2012 compared to 49.5% as of December 31, 2011.  Similarly, our Debt-to-Capital ratio decreased to 47.2% as of September 30, 2012 compared to 50.3% as of December 31, 2011.

•

We repurchased €255.0 million, or approximately $328.0 million, in aggregate principal amount of our outstanding €1.0 billion 5.625% unsecured senior notes due 2014 through a debt tender offer and recorded a loss on early extinguishment of debt of approximately $7.5 million.

•

We entered into a credit agreement which provides an unsecured Euro-denominated term loan facility in an amount up to €365.0 million or approximately $469.6 million based on the exchange rate at September 30, 2012.  See Note 4. Long-Term Debt in our consolidated financial statements for further information regarding this term loan.

•	We entered into and borrowed $290.0 million under an unsecured term loan. See Note 4. Long-Term Debt in our consolidated financial statements for further information regarding this term loan.

•	Our board of directors declared a cash dividend on our common stock of $0.12 per share, which was paid in the fourth quarter of 2012.

Other Items:

•

In October 2012, we took delivery of Celebrity Reflection.  To finance the purchase we borrowed $673.5 million under our previously committed 12-year unsecured term loan which is 95% guaranteed by Hermes.  See Note 10. Subsequent Event in our consolidated financial statements for further information.

Operating results for the quarter and nine months ended September 30, 2012 compared to the same period in 2011 are shown in the following table (in thousands, except per share data):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
		% of Total Revenues		% of Total Revenues		% of Total Revenues		% of Total Revenues
Passenger ticket revenues	$1,635,033	73.4%	$1,734,328	74.7%	$4,319,478	73.4%	$4,257,634	73.9%
Onboard and other revenues	591,357	26.6%	587,666	25.3%	1,562,396	26.6%	1,504,228	26.1%
Total revenues	2,226,390	100.0%	2,321,994	100.0%	5,881,874	100%	5,761,862	100.0%

Cruise operating expenses:
Commissions, transportation and other	366,100	16.4%	405,674	17.5%	994,535	16.9%	984,397	17.1%
Onboard and other	166,356	7.5%	181,604	7.8%	404,932	6.9%	419,032	7.3%
Payroll and related	201,644	9.1%	210,535	9.1%	618,277	10.5%	613,816	10.7%
Food	111,315	5.0%	113,319	4.9%	334,240	5.7%	312,550	5.4%
Fuel	213,434	9.6%	202,478	8.7%	680,389	11.6%	556,667	9.7%
Other operating	289,476	13.0%	291,690	12.6%	867,078	14.7%	805,284	14.0%
Total cruise operating expenses	1,348,325	60.6%	1,405,300	60.5%	3,899,451	66.3%	3,691,746	64.1%
Marketing, selling and administrative expenses	243,877	11.0%	231,761	10.0%	756,049	12.9%	722,157	12.5%
Depreciation and amortization expenses	182,051	8.2%	177,191	7.6%	541,957	9.2%	522,493	9.1%
Operating Income	452,137	20.3%	507,742	21.9%	684,417	11.6%	825,466	14.3%

Other income (expense):
Interest income	4,744	0.2%	7,070	0.3%	16,062	0.3%	17,329	0.3%
Interest expense, net of interest capitalized	(84,977)	(3.8)%	(98,198)	(4.2)%	(266,749)	(4.5)%	(291,791)	(5.1)%
Extinguishment of unsecured senior notes	(7,485)	(0.3)%	-	-	(7,485)	(0.1)%	-	-
Other income (expense)	3,360	0.2%	(17,656)	(0.8)%	(15,155)	(0.3)%	19,855	0.3%
	(84,358)	(3.8)%	(108,784)	(4.7)%	(273,327)	(4.6)%	(254,607)	(4.4)%
Net Income	$367,779	16.6%	398,958	17.2%	$411,090	7.0%	570,859	9.9%
Diluted Earnings Per Share	$1.68		$1.82		$1.87		$2.60

Selected historical statistical information is shown in the following table:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Passengers Carried	1,246,730	1,247,574	3,707,423	3,648,063
Passenger Cruise Days	9,203,801	9,255,801	26,401,129	26,039,146
APCD	8,581,222	8,575,926	25,061,920	24,714,236
Occupancy	107.3%	107.9%	105.3%	105.4%

Gross Yields and Net Yields were calculated as follows (in thousands, except APCD and Yields):

	Quarter Ended September 30,			Nine Months Ended September 30,
		2012			2012
	2012	On a Constant Currency basis	2011	2012	On a Constant Currency basis	2011
Passenger ticket revenues	$1,635,033	$1,685,476	$1,734,328	$4,319,478	$4,423,497	$4,257,634
Onboard and other revenues	591,357	602,293	587,666	1,562,396	1,582,510	1,504,228
Total revenues	2,226,390	2,287,769	2,321,994	5,881,874	6,006,007	5,761,862
Less:
Commissions, transportation and other	366,100	378,173	405,674	994,535	1,021,262	984,397
Onboard and other	166,356	172,260	181,604	404,932	414,498	419,032
Net revenues	$1,693,934	$1,737,336	$1,734,716	$4,482,407	$4,570,247	$4,358,433

APCD	8,581,222	8,581,222	8,575,926	25,061,920	25,061,920	24,714,236
Gross Yields	$259.45	$266.60	$270.76	$234.69	$239.65	$233.14
Net Yields	$197.40	$202.46	$202.28	$178.85	$182.36	$176.35

Gross Cruise Costs, Net Cruise Costs and Net Cruise Costs Excluding Fuel were calculated as follows (in thousands, except APCD and costs per APCD):

	Quarter Ended September 30,			Nine Months Ended September 30,
		2012			2012
	2012	On a Constant Currency basis	2011	2012	On a Constant Currency basis	2011
Total cruise operating expenses	$1,348,325	$1,377,772	$1,405,300	$3,899,451	$3,968,593	$3,691,746
Marketing, selling and administrative expenses	243,877	250,433	231,761	756,049	772,547	722,157
Gross Cruise Costs	1,592,202	1,628,205	1,637,061	4,655,500	4,741,140	4,413,903
Less:
Commissions, transportation and other	366,100	378,173	405,674	994,535	1,021,262	984,397
Onboard and other	166,356	172,260	181,604	404,932	414,498	419,032
Net Cruise Costs	$1,059,746	$1,077,772	$1,049,783	$3,256,033	$3,305,380	$3,010,474
Less:
Fuel	213,434	213,557	202,478	680,389	685,280	556,667
Net Cruise Costs Excluding Fuel	$846,312	$864,215	$847,305	$2,575,644	$2,620,100	$2,453,807

APCD	8,581,222	8,581,222	8,575,926	25,061,920	25,061,920	24,714,236
Gross Cruise Costs per APCD	$185.54	$189.74	$190.89	$185.76	$189.18	$178.60
Net Cruise Costs per APCD	$123.50	$125.60	$122.41	$129.92	$131.89	$121.81
Net Cruise Costs Excluding Fuel per APCD	$98.62	$100.71	$98.80	$102.77	$104.55	$99.29

Net Debt-to-Capital was calculated as follows (in thousands):

	As of
	September 30,	December 31,
	2012	2011
Long-term debt, net of current portion	$6,623,920	$7,856,962
Current portion of long-term debt	1,154,948	638,891
Total debt	7,778,868	8,495,853
Less: Cash and cash equivalents	241,237	262,186
Net Debt	$7,537,631	$8,233,667

Total shareholders’ equity	$8,702,661	$8,407,823
Total debt	7,778,868	8,495,853
Total debt and shareholders’ equity	16,481,529	16,903,676
Debt-to-Capital	47.2%	50.3%
Net Debt	7,537,631	8,233,667
Net Debt and shareholders’ equity	$16,240,292	$16,641,490
Net Debt-to-Capital	46.4%	49.5%

Outlook

As discussed above, our results of operations for 2012 were negatively impacted by the Costa Concordia incident which occurred in early 2012. In addition, our results are being influenced by changes in our international distribution system mainly in Latin America and by certain deployment initiatives including, but not limited to, increased deployment in Australia and China (See Results of Operations – Summary above). The estimated impact of the changes to our international distribution system and deployment initiatives is reflected within our Full Year 2012 and Fourth Quarter 2012 forward guidance below.  On a Constant Currency basis, these factors are expected to increase Net Yields by approximately 2% to 2.5% for the Full Year 2012 and 1% for the Fourth Quarter 2012.  These factors are also expected to increase Net Cruise Costs per APCD excluding fuel by approximately 4% and 1% for the Full Year 2012 and the Fourth Quarter 2012, respectively.

Full Year 2012

	As Reported	Constant Currency
Net Yields	1% to 2%	Approx. 3%
Net Cruise Costs per APCD	5% to 6%	Approx. 7%
Net Cruise Costs per APCD, excluding Fuel	2% to 3%	Approx. 4%
Capacity Increase	1.4%
Depreciation and Amortization	$725 to $735 million
Interest Expense, net	$330 to $340 million
Fuel Consumption (metric tons)	1,363,000
Fuel Expenses	$910 million
Percent Hedged (fwd consumption)	58%
Impact of 10% change in fuel prices	$9 million
EPS	$1.85 to $1.95

Fourth Quarter 2012

	As Reported	Constant Currency
Net Yields	Approx. 1%	Approx. 1%
Net Cruise Costs per APCD	Approx. 2%	2% to 3%
Net Cruise Costs per APCD, excluding Fuel	Flat to 1%	Approx. 1%
Capacity Increase	1.4%
Depreciation and Amortization	$185 to $195 million
Interest Expense, net	$80 to $90 million
Fuel Consumption (metric tons)	344,000
Fuel Expenses	$229 million
Percent Hedged (fwd consumption)	58%
Impact of 10% change in fuel prices	$9 million
EPS	($0.02) to $0.08

2013 Outlook

While it is very early in the 2013 bookings cycle and visibility at this time is limited, we are encouraged by the trends so far.  Booked load factors and average per diems are both slightly higher currently than at this same time last year. This is particularly encouraging in light of the fact that these prior year comparisons relate to bookings before the Costa Concordia incident which occurred in January, 2012.

Quarter Ended September 30, 2012 Compared to Quarter Ended September 30, 2011

In this section, references to 2012 refer to the quarter ended September 30, 2012 and references to 2011 refer to the quarter ended September 30, 2011.

Revenues

Total revenues for 2012 decreased $95.6 million or 4.1% to $2.2 billion from $2.3 billion in 2011.  Approximately $61.4 million of the decrease is due to the unfavorable effect of changes in foreign currency exchange rates related to our revenue transactions denominated in currencies other than the United States dollar.  In addition, $35.7 million of the decrease was attributable to a decrease in ticket prices.  This decrease in total revenues was reduced by additional revenues attributable to an increase in capacity.

Onboard and other revenues included concession revenues of $72.9 million in 2012 compared to $69.1 million for the same period in 2011.  The increase in concession revenues was due to an increase in spending on a per passenger basis.

Cruise Operating Expenses

Total cruise operating expenses for 2012 decreased $57.0 million or 4.1% to $1.3 billion from $1.4 billion in 2011.  Approximately $28.4 million of the decrease was attributable to decreases in commissions primarily related to the decrease in ticket prices, a decrease in land based tour and excursion related expenses primarily due to itinerary changes and a decrease in crew expenses associated with timing of crew travel.  The decrease in total cruise operating expenses was partially offset by an increase in fuel expenses.  Fuel expenses, which are net of the financial impact of fuel swap agreements accounted for as hedges, increased 4.9% per metric ton in 2012 as compared to 2011 primarily as a result of increasing fuel prices.  In addition, $29.4 million of the decrease was due to the favorable effect of changes in foreign currency exchange rates related to our cruise operating expenses denominated in currencies other than the United States dollar.

Marketing, Selling and Administrative Expenses

Marketing, selling and administrative expenses for 2012 increased $12.1 million or 5.2% to $243.9 million from $231.8 million for 2011.  The increase was partially due to an increase in costs associated with investments in technology and to an increase in advertising expenses.  These increases were partially offset by the favorable effect of changes in foreign currency exchange rates related to marketing, selling and administrative expenses denominated in currencies other than the United States dollar.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for 2012 increased $4.9 million or 2.7% to $182.1 million from $177.2 million for 2011.  The increase was primarily due to new shipboard and shoreside additions associated with our ship revitalization projects and investments in technology.

Other Income (Expense)

Interest expense, net of interest capitalized, decreased to $85.0 million in 2012 from $98.2 million in 2011.  The decrease was due to lower interest rates and a lower average debt level.

Other expense for 2012 decreased $13.5 million to $4.1 million from $17.7 million in 2011.  The decrease in other expense was primarily due to the following:

•                A gain of $1.8 million associated with changes in the fair value of our fuel call options in 2012 as compared to a loss of $13.1 million in 2011, for a net change of $14.9 million;

•                A loss of $7.5 million on the early extinguishment of €255.0 million, or approximately $328.0 million, of our outstanding €1.0 billion unsecured senior notes due 2014 in September 2012;

•                A tax expense of $2.8 million in 2012 as compared to a tax expense of $9.2 million in 2011, for a change of $6.4 million when comparing these periods, primarily related to a provision accrued in 2011 in connection with an uncertain tax position which did not recur in 2012.

Net Yields

Net Yields decreased 2.4% in 2012 compared to 2011 primarily due to the unfavorable impact of changes in exchange rates as discussed above.  Net Yields remained consistent with 2011 on a Constant Currency basis.

Net Cruise Costs

Net Cruise Costs and Net Cruise Costs per APCD remained consistent with 2011.  Net Cruise Costs per APCD increased 2.6% in 2012 compared to 2011 on a Constant Currency basis primarily driven by an increase in fuel, an increase in costs associated with technological innovations and an increase in advertising expenses as discussed above.  Net Cruise Costs Excluding Fuel per APCD remained consistent with 2011.  Net Cruise Costs Excluding Fuel per APCD increased 1.9% in 2012 compared to 2011 on a Constant Currency basis.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

In this section, references to 2012 refer to the nine months ended September 30, 2012 and references to 2011 refer to the nine months ended September 30, 2011.

Revenues

Total revenues for 2012 increased $120.0 million or 2.1% to $5.9 billion from $5.8 billion in 2011.  Approximately $95.7 million of the increase in total revenues was driven by an increase in Pullmantur’s land-based tours, hotel and air packages, an increase in onboard spending on a per passenger basis, and to a lesser extent, an increase in ticket prices.  The increase in Pullmantur’s land-based tours, hotel and air packages was attributable to the addition of new itineraries.  The increase in onboard spending was primarily due to the addition of specialty restaurants and other onboard activities as a result of our ship revitalization projects and other revenue enhancing initiatives.  The increase in ticket prices were partially attributable to certain deployment initiatives including, but not limited to, increased deployment in Australia and China.  In addition, approximately $67.4 million of the increase in total revenues was influenced by changes to our international distribution system described above.  These increases were partially offset by the unfavorable effect of changes in foreign currency exchange rates related to our revenue transactions denominated in currencies other than the United States dollar of approximately $124.1 million.

Approximately $81.1 million of the increase in total revenues was attributable to a 1.4% increase in capacity.  The increase in capacity was primarily due to the addition of Celebrity Silhouette which entered service in July 2011.  This increase in capacity was partially offset by the sale of Celebrity Mercury to TUI Cruises in February 2011 and the completion of our one-year charter of the Bleu de France in November 2011 following its sale to a third party in November 2010.  As previously disclosed, we consolidate the operating results of Pullmantur and its wholly-owned brand, CDF Croisières de France, on a two-month lag to allow for more timely preparation of our consolidated financial statements.  The increase in capacity was also partially offset by the delivery of Ocean Dream to an unrelated third party in May 2012 as part of a six year bareboat charter agreement.

Onboard and other revenues included concession revenues of $213.3 million in 2012 compared to $202.7 million for the same period in 2011.  The increase in concession revenues was due to an increase in spending on a per passenger basis and the increase in capacity mentioned above.

Cruise Operating Expenses

Total cruise operating expenses for 2012 increased $207.7 million or 5.6% to $3.9 billion from $3.7 billion for 2011.  Approximately $224.9 million of this increase was attributable to increases in fuel expenses, and expenses related to Pullmantur’s land-based tours, hotel and air packages. Fuel expenses, which are net of the financial impact of fuel swap agreements accounted for as hedges, increased 16.5% per metric ton in 2012 as compared to 2011 primarily as a result of increasing fuel prices.  The increase in Pullmantur’s land-based tours, hotel and air packages expenses was primarily attributable to the addition of new itineraries.  In addition, $51.9 million of the increase in cruise operating expenses was attributable to the 1.4% increase in capacity mentioned above. These increases were partially offset by the favorable effect of changes in foreign currency exchange rates related to our cruise operating expenses denominated in currencies other than the United States dollar of approximately $69.1 million.

Marketing, Selling and Administrative Expenses

Marketing, selling and administrative expenses for 2012 increased $33.9 million or 4.7% to $756.0 million from $722.2 million for 2011.  The increase is due to an increase in payroll and benefits due to higher employee headcount partially resulting from the changes to our international distribution system and to an increase in costs associated with technological innovations.  These increases were partially offset by the favorable effect of changes in foreign currency exchange rates related to our marketing, selling and administrative expenses denominated in currencies other than the United States dollar.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for 2012 increased $19.5 million or 3.7% to $542.0 million from $522.5 million for 2011.  The increase is primarily due to the addition of Celebrity Silhouette which entered service in July 2011.  This increase was partially offset by the sale of Celebrity Mercury to TUI Cruises in February 2011.

Other Income (Expense)

Interest expense, net of interest capitalized, decreased to $266.7 million in 2012 from $291.8 million in 2011.  The decrease was due to lower interest rates and a lower average debt level.

Other expense was $22.6 million in 2012 compared to other income of $19.9 million in 2011 for a net change of $42.5 million when comparing these periods.  The change in other expense was primarily due to the following:

•                A loss of $5.7 million associated with changes in the fair value of our fuel call options in 2012 as compared to a gain of $11.7 million in 2011, for a net change of $17.4 million;

•                A loss of $2.4 million due to ineffectiveness on our fuel swaps in 2012 as compared to a gain of $7.0 million in 2011, for a net change of $9.4 million;

•                A loss of $7.5 million on the early extinguishment of €255.0 million, or approximately $328.0 of our outstanding €1.0 billion unsecured senior notes due 2014 in September 2012.

Net Yields

Net Yields increased 1.4% in 2012 compared to 2011 primarily due to the changes to our international distribution system, an increase in Pullmantur’s land based tours, hotel and air packages revenue and to an increase in ticket prices partially attributable to the deployment initiatives.  Net Yields increased 3.4% in 2012 compared to 2011 on a Constant Currency basis.

Net Cruise Costs

Net Cruise Costs increased 8.2% in 2012 compared to 2011 due to the 1.4% increase in capacity and a 6.7% increase in Net Cruise Cost per APCD.  The increase in Net Cruise Costs per APCD was primarily driven by an increase in fuel and Pullmantur’s land-based tours, hotel and air packages expenses as discussed above.  In addition, the increase in Net Cruise Cost per APCD was due to the changes in our international distribution system and certain deployment initiatives.  Net Cruise Costs per APCD increased 8.3% in 2012 compared to 2011 on a Constant Currency basis.  Net Cruise Costs Excluding Fuel per APCD increased 3.5% in 2012 compared to 2011.  Net Cruise Costs Excluding Fuel per APCD increased 5.3% in 2012 compared to 2011 on a Constant Currency basis.

Recently Adopted, and Future Application of, Accounting Standards

Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements for further information on Recently Adopted Accounting Standards and Recent Accounting Pronouncements.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash flow generated from operations provides us with a significant source of liquidity.  Net cash provided by operating activities decreased $100.5 million to $1.2 billion for the first nine months of 2012 compared to $1.3 billion for the same period in 2011.  This decrease was primarily a result of the timing of payments on our accounts payable and accrued expenses and other liabilities and to a lower rate of increase in customer deposits.

Net cash used in investing activities was $383.3 million for the first nine months of 2012 compared to $775.2 million for the same period in 2011.  The change was primarily due to a decrease in capital expenditures.  During the first nine months of 2012, we used cash for capital expenditures of $429.3 million, down from $1.0 billion for the same period in 2011.  For the first nine months of 2012 and 2011, capital expenditures primarily consisted of payments for our ship revitalization projects and the delivery of Celebrity Silhouette, respectively.  In addition, we provided $110.7 million under a debt facility to one of our unconsolidated affiliates during the first nine months of 2011 which did not recur in 2012.  The change was also due to $290.0 million of proceeds received from the sale of Celebrity Mercury and $55.0 million of proceeds received from the sale of Bleu de France during the first nine months of 2011 which did not recur in 2012.

Net cash used in financing activities was $801.5 million for the first nine months of 2012 compared to $451.0 million for the same period in 2011.  The change was primarily due to a net decrease in debt facility drawings of $493.4 million during the first nine months of 2012 as compared to the same period in 2011. The net decrease in debt facility drawings was primarily due to amounts received under an unsecured term loan of $632.0 million to purchase Celebrity Silhouette during the first nine months of 2011 which did not recur in 2012 and to a decrease of $135.0 million in amounts drawn under our unsecured revolving credit facilities, offset by amounts borrowed under an unsecured term loan of $290.0 million in the same period in 2012. The increase in net cash used in financing activities was partially offset by the decrease in repayments of debt of approximately $178.5 million.  The decrease in repayments of debt was primarily due to the repayment of a $500.0 million unsecured senior note and a prepayment of $200.0 million on our Allure of the Seas unsecured term loan during the first nine months of 2011 as compared to $344.2 million paid in conjunction with the repurchase of €255.0 million or approximately $328.0 million in aggregate principal amount of our €1.0 billion 5.625% unsecured senior notes and the repayment of a $100.0 million unsecured term loan during the same period in 2012.

Future Capital Commitments

Our future capital commitments consist primarily of new ship orders.  As of September 30, 2012, we have Celebrity Reflection under construction, two Project Sunshine ships and TUI Cruises’ first newbuild ship on order for an aggregate additional capacity of approximately 13,700 berths.

As of September 30, 2012, the aggregate cost of our ships on order was approximately $3.1 billion, of which we had deposited $227.9 million as of such date.  Approximately 15.7% of the aggregate cost was exposed to fluctuations in the euro exchange rate at September 30, 2012.  These amounts do not include any costs associated with the construction agreement entered into by TUI Cruises to build its first newbuild ship.  See Note 7. Commitments and Contingencies and Note 9. Fair Value Measurements and Derivative Instruments to our consolidated financial statements under Item 1. Financial Statements.

As of September 30, 2012, we anticipated overall capital expenditures (excluding TUI Cruises) will be approximately $1.3 billion for 2012, $0.6 billion for 2013, $1.1 billion for 2014 and $1.0 billion for 2015.

Contractual Obligations

As of September 30, 2012, our contractual obligations were as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Operating Activities:
Operating lease obligations(1)(2)	$647,195	$65,947	$118,311	$108,966	$353,971
Interest on long-term debt(3)	1,075,976	291,806	350,891	162,794	270,485
Other(4)	801,235	154,057	315,777	166,626	164,775
Investing Activities:
Ship purchase obligations(5)	2,372,770	848,820	1,523,950	-	-
Financing Activities:
Long-term debt obligations (6)	7,724,592	1,143,893	2,638,550	2,015,836	1,926,313
Capital lease obligations (7)	54,276	11,055	8,848	4,474	29,899
Other (8)	113,117	32,160	52,602	23,627	4,728
Total	$12,789,161	$2,547,738	$5,008,929	$2,482,323	$2,750,171

(1)          We are obligated under noncancelable operating leases primarily for a ship, offices, warehouses and motor vehicles.

(2)          Under the Brilliance of the Seas lease agreement, we may be required to make a termination payment of approximately £66.8 million, or approximately $107.9 million based on the exchange rate at September 30, 2012, if the lease is canceled in 2020.  This amount is included in the more than 5 years column.

(3)          Long-term debt obligations mature at various dates through fiscal year 2027 and bear interest at fixed and variable rates. Interest on variable-rate debt is calculated based on forecasted debt balances, including interest swapped using the applicable rate at September 30, 2012.  Debt denominated in other currencies is calculated based on the applicable exchange rate at September 30, 2012.  Amounts are based on existing debt obligations and do not consider potential refinancing of expiring debt obligations.

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

2020) upon advance notice given approximately one year prior to cancellation.  In the event of early termination at year 18, we have the option to cause the sale of the vessel at its fair value and to use the proceeds towards the applicable termination payment.  Alternatively, we could opt at such time to make a termination payment of approximately ₤66.8 million, or approximately $107.9 million based on the exchange rate at September 30, 2012 and relinquish our right to cause the sale of the vessel.  Under current circumstances we do not believe early termination of this lease is probable.

Under the Brilliance of the Seas operating lease, we have agreed to indemnify the lessor to the extent its after-tax return is negatively impacted by unfavorable changes in corporate tax rates, capital allowance deductions and certain unfavorable determinations which may be made by United Kingdom tax authorities. These indemnifications could result in an increase in our lease payments.  We are unable to estimate the maximum potential increase in our lease payments due to the various circumstances, timing or a combination of events that could trigger such indemnifications. The United Kingdom tax authorities are disputing the lessor’s accounting treatment of the lease and the lessor and tax authorities are in discussions on the matter.  If the characterization of the lease is ultimately determined to be incorrect, we could be required to indemnify the lessor under certain circumstances.  The lessor has advised us that they believe their characterization of the lease is correct. Based on the foregoing and our review of available information, we do not believe an indemnification payment is probable.  However, if the lessor loses its dispute and we are required to indemnify the lessor, we cannot at this time predict the impact that such an occurrence would have on our financial condition and results of operations.

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

In connection with the sale of Celebrity Mercury, we and TUI AG each guaranteed repayment of 50% of an €180.0 million 5-year amortizing bank loan provided to TUI Cruises, of which €157.5 million, or approximately $203.0 million based on the exchange rate at September 30, 2012, remains outstanding as of September 30, 2012.  Based on current facts and circumstances, we do not believe potential obligations under this guarantee are probable.

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

Funding Needs and Sources

We have significant contractual obligations of which the capital expenditures associated with our ship purchases and our debt service obligations represent our largest funding needs.  We have approximately $2.5 billion in contractual obligations due during the twelve-month period ending September 30, 2013, of which approximately $848.8 million relates to the acquisition of Celebrity Reflection along with progress payments on our Project Sunshine ships, $1.1 billion relates to debt maturities and $291.8 million relates to interest on our long-term debt.  In addition, we have $10.2 billion in contractual obligations due beyond the twelve-month period ending September 30, 2013 of which debt maturities, interest on our long-term debt and ship purchase obligations represent $6.6 billion, $784.0 million and $1.5 billion, respectively.  We have historically relied on a combination of cash flows provided by operations, drawdowns under our available credit facilities, the incurrence of additional debt and/or the refinancing of our existing debt and the issuance of additional shares of equity securities to fund these obligations.

As of September 30, 2012, our liquidity was $1.9 billion, consisting of approximately $241.2 million in cash and cash equivalents and $1.7 billion available under our unsecured credit facilities.

We had a working capital deficit of $2.8 billion as of September 30, 2012 as compared to a working capital deficit of $2.1 billion as of December 31, 2011.  Similar to others in our industry, we operate with a substantial working capital deficit.  This deficit is mainly attributable to the fact that, under our business model, a vast majority of our passenger ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts remain a current liability until the sailing date. The cash generated from these advance receipts is used interchangeably with cash on hand from other sources, such as our revolving credit facilities and other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future sailing or otherwise, pay down our revolving credit facilities, invest in long term investments or any other use of cash. In addition, we have a relatively low-level of accounts receivable and rapid turnover results in a limited investment in inventories.  We generate substantial cash flows from operations and our business model, along with our unsecured revolving credit facilities, has historically allowed us to maintain this working capital deficit and still meet our operating, investing and financing needs. We expect that we will continue to have working capital deficits in the future.

As of September 30, 2012, we had Celebrity Reflection on order. In October 2012, we took delivery of the ship and borrowed $673.5 million under a previously committed unsecured term loan to finance the purchase. See Note 10. Subsequent Events for additional information. As of September 30, 2012, we also had on order two Project Sunshine ships in Germany each of which has committed unsecured bank financing arrangements which include sovereign financing guarantees. 50% of the facility for the second Project Sunshine ship remains subject to syndication prior to delivery.  TUI Cruises has a committed bank financing arrangement for their newbuild order, which includes a sovereign financing guarantee.

During the third quarter of 2012, we entered into a credit agreement which provides an unsecured Euro-denominated term loan facility in an amount up to €365.0 million, or approximately $469.6 million based on the exchange rate at September 30, 2012.  We have the ability to draw on this facility at any time on or prior to June 30, 2013.  As of October 25, 2012, we have not drawn on this facility.  All amounts borrowed under the facility will be due and payable at maturity in July 2017.  Interest on the loan accrues at a floating rate based on EURIBOR plus the applicable margin.  The applicable margin varies with our debt rating and would currently be 3.0%.  In addition, we are subject to a commitment fee of 1.05% per annum of the undrawn amount.  We anticipate the proceeds from this loan facility will be used primarily as part of our refinancing strategy for our bond maturities in 2013 and 2014.  In connection with this transaction, we prepaid our $100.0 million unsecured floating rate term loan due

September 2013.  In addition to the €365.0 million in available capacity under this term loan and also as part of our refinancing strategy, since the beginning of the year, we have raised $233.0 million in additional revolving credit capacity.

In August 2012, we borrowed $290.0 million under an unsecured term loan.  All amounts borrowed under the facility will be due and payable at maturity in February 2016.  Interest on the loan accrues at a floating rate based on LIBOR plus the applicable margin. The applicable margin varies with our debt rating and is 2.5% as of September 30, 2012.  The proceeds from this loan facility were used to reduce outstanding balances on our revolving credit facilities.

In September 2012, we repurchased €255.0 million or approximately $328.0 million in aggregate principal amount of our €1.0 billion 5.625% unsecured senior notes due 2014 through a debt tender offer conducted outside of the United States.  Total consideration paid in connection with the tender offer, including premium and related fees and expenses was $344.2 million.  The repurchase of the unsecured senior notes resulted in a loss on the early extinguishment of debt of approximately $7.5 million which was recognized in earnings immediately and is reported within extinguishment of unsecured senior notes in our consolidated statements of comprehensive income (loss).  We may from time to time repurchase our debt in the open market, through debt tender offers, exchanges of debt securities, by exercising redemption rights or in privately negotiated transactions.  We may also refinance existing debt or exchange existing debt for newly issued debt obligations.

We continue our focus on ensuring adequate cash and liquidity.  We are committed to improving our cost focus and continue to implement cost containment initiatives including a number of initiatives to reduce energy consumption and, by extension, fuel costs.  These include the design of more fuel efficient ships and the implementation of other hardware and energy efficiencies.  We anticipate that our cash flows from operations, our current available credit facilities and our current and anticipated financing arrangements will be adequate to meet our capital expenditures and debt repayments over the next twelve-month period.  In addition, we may elect to fund our contractual obligations through other means if opportunities arise.  During the third quarter of 2012, we declared a cash dividend on our common stock of $0.12 per share, which was paid in the fourth quarter of 2012.

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

Debt Covenants

Certain of our financing agreements contain covenants that require us, among other things, to maintain minimum net worth of at least $5.6 billion and a fixed charge coverage ratio of at least 1.25x and to limit our net debt-to-capital ratio to no more than 62.5%.  The fixed charge coverage ratio is calculated by dividing net cash from operations for the past four quarters by the sum of dividend payments plus scheduled principal debt payments in excess of any new financings for the past four quarters.  Our minimum net worth and maximum net debt-to-capital calculations exclude the impact of accumulated other comprehensive (loss) income on total shareholders’ equity.  We are well in excess of all debt covenant requirements as of September 30, 2012.  The specific covenants and related definitions can be found in the applicable debt agreements, the majority of which have been previously filed with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

During the second quarter of 2012, we entered into forward-starting interest rate swap agreements that hedge the anticipated unsecured amortizing term loans that will finance our purchase of the first and second Project Sunshine ships. Forward-starting interest rate swaps hedging the first Project Sunshine ship loan will effectively convert the interest rate for $735.0 million of the anticipated loan balance from LIBOR plus 1.30% to a fixed rate of 3.74% (inclusive of margin) beginning in October 2014. Forward-starting interest rate swaps hedging the second Project Sunshine ship loan will effectively convert the interest rate for $725.0 million of the anticipated loan balance from LIBOR plus 1.30% to a fixed rate of 3.86% (inclusive of margin) beginning in April 2015.

During the third quarter of 2012, we terminated our interest rate swap agreements that effectively changed $350.0 million of debt with a fixed rate of 7.25% to LIBOR-based floating rate debt.  Terminating the swaps did not result in a gain or loss.  Upon termination of these swaps, we received net cash proceeds of approximately $60.6 million.

The notional amount of interest rate swap agreements related to outstanding debt and on our current unfunded financing arrangements as of September 30, 2012 and December 31, 2011 was $2.4 billion and $1.3 billion, respectively.

Foreign Currency Exchange Rate Risk

During the second quarter of 2012, we entered into foreign currency collar options to hedge a portion of our foreign currency exposure on the construction contract price for the second Project Sunshine ship.  These options mature in April 2015.

During the third quarter of 2012, we terminated our cross currency swap agreements that effectively changed €150.0 million of our €1.0 billion unsecured senior notes which bear interest at a fixed rate of 5.625%, to $190.9 million with a fixed rate of 6.68%.  Upon termination of these swaps, we received net cash proceeds of approximately $9.1 million and deferred a loss of $2.6 million.

The notional amount of outstanding foreign exchange contracts including our forward contracts, cross currency swap agreements and collar options as of September 30, 2012 and December 31, 2011 was $1.9 billion and $0.9 billion, respectively.

Fuel Price Risk

During the third quarter of 2012, we terminated our remaining fuel call options by selling offsetting fuel call options.  Upon termination, we received net cash proceeds of approximately $10.7 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chairman and Chief Executive Officer and Vice Chairman and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report.  Based upon such evaluation, our Chairman and Chief Executive Officer and Vice Chairman and Chief Financial Officer concluded that those controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chairman and Chief Executive Officer and our Vice Chairman and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As previously reported in our quarterly report on Form 10-Q for the quarter ended March 31, 2012, between August 1, 2011 and September 8, 2011, three similar purported class action lawsuits were filed against us and certain of our current and former officers in the U.S. District Court of the Southern District of Florida.  The cases have since been consolidated and a consolidated amended complaint was filed on February 17, 2012.  The consolidated amended complaint was filed on behalf of a purported class of purchasers of our common stock during the period from October 26, 2010 through July 27, 2011 and names the Company, our Chairman and CEO, our CFO, the President and CEO of our Royal Caribbean International brand and the former President and CEO of our Celebrity Cruises brand as defendants.  The consolidated amended complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 as well as, in the case of the individual defendants, the control person provisions of the Securities Exchange Act.  The complaint principally alleges that the defendants knowingly made incorrect statements concerning the Company’s outlook for 2011 by not taking into proper account lagging European and Mediterranean bookings. The consolidated amended complaint seeks unspecified damages, interest, and attorneys’ fees. We filed a motion to dismiss the complaint on April 9, 2012. We believe the claims made against us are without merit and we intend to vigorously defend ourselves against them.

As previously reported in our annual report on Form 10-K for the year ended December 31, 2011,  a class action complaint was filed in June 2011 against Royal Caribbean Cruises Ltd. in the United States District Court for the Southern District of Florida on behalf of a purported class of stateroom attendants employed onboard Royal Caribbean International cruise vessels alleging that they were required to pay other crew members to help with their duties in violation of the U.S. Seaman’s Wage Act. The lawsuit also alleges that certain stateroom attendants were required to work back of house assignments without the ability to earn gratuities in violation of the U.S. Seaman’s Wage Act. Plaintiffs seek judgment for damages, wage penalties and interest in an indeterminate amount.  In May 2012, the Court granted our motion to dismiss the complaint on the basis that the applicable collective bargaining agreement requires any such claims to be arbitrated.  Plaintiff’s appeal of this decision was dismissed for lack of jurisdiction by the United States Court of Appeals, 11th Circuit.  We believe the claims made against us are without merit and we intend to vigorously defend ourselves against them.

As previously reported in our annual report on Form 10-K for the year ended December 31, 2011, we commenced an action in June 2010 in the United States District Court for Puerto Rico seeking a declaratory judgment that Puerto Rico’s distributorship laws do not apply to our relationship with an international representative located in Puerto Rico.  In September 2010, that international representative filed a number of counterclaims against Royal Caribbean Cruises Ltd. and Celebrity Cruises Inc. alleging violations of Puerto Rico’s distributorship laws, bad faith breach of contract, tortious interference with contract, violations of various federal and state antitrust and unfair competition laws. In August 2012, the parties settled their disputes and dismissed their respective claims with prejudice. The impact of the settlement is immaterial to our results of operations and financial condition.

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

Item 6. Exhibits

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of the Vice Chairman and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1

Certifications of the Chairman and Chief Executive Officer and the Vice Chairman and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code**

*	Filed herewith
**	Furnished herewith

Interactive Data File

101

The following financial statements from Royal Caribbean Cruises Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, as filed with the SEC on October 25, 2012, formatted in XBRL, as follows:

	(i)	the Consolidated Statements of Comprehensive Income (Loss) for the three months ended September 30, 2012 and 2011;
	(ii)	the Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2012 and 2011;
	(iii)	the Consolidated Balance Sheets at September 30, 2012 and December 31, 2011;
	(iv)	the Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and
	(v)	the Notes to the Consolidated Financial Statements, tagged in summary and detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL CARIBBEAN CRUISES LTD.
(Registrant)

	/s/	BRIAN J. RICE
Brian J. Rice
Vice Chairman and
Chief Financial Officer
Date: October 25, 2012	(Principal Financial Officer and duly authorized signatory)