Form 10-K
period 2012-12-31
ROYAL CARIBBEAN CRUISES LTD
filed 2013-02-25
CIK 884887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-11884

ROYAL CARIBBEAN CRUISES LTD.
(Exact name of registrant as specified in its charter)

Republic of Liberia (State or other jurisdiction of incorporation or organization)	98-0081645 (I.R.S. Employer Identification No.)

1050 Caribbean Way, Miami, Florida 33132
(Address of principal executive offices) (zip code)

(305) 539-6000
(Registrant's telephone number, including area code)

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of the registrant's common stock at June 29, 2012 (based upon the closing sale price of the common stock on the New York Stock Exchange on June 29, 2012) held by those persons deemed by the registrant to be non-affiliates was approximately $4.5 billion. Shares of the registrant's common stock held by each executive officer and director and by each entity or person that, to the registrant's knowledge, owned 10% or more of the registrant's outstanding common stock as of June 29, 2012 have been excluded from this number in that these persons may be deemed affiliates of the registrant. This determination of possible affiliate status is not necessarily a conclusive determination for other purposes.

          There were 219,168,946 shares of common stock outstanding as of February 13, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's Definitive Proxy Statement relating to its 2013 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

ROYAL CARIBBEAN CRUISES LTD.

PART I

        As used in this Annual Report on Form 10-K, the terms "Royal Caribbean," the "Company," "we," "our" and "us" refer to Royal Caribbean Cruises Ltd. and, depending on the context, Royal Caribbean Cruises Ltd.'s consolidated subsidiaries and/or affiliates. The terms "Royal Caribbean International," "Celebrity Cruises," "Pullmantur," "Azamara Club Cruises," "CDF Croisières de France," and "TUI Cruises" refer to our cruise brands. However, our operating results and other disclosures herein do not include TUI Cruises unless otherwise specified. In accordance with cruise vacation industry practice, the term "berths" is determined based on double occupancy per cabin even though many cabins can accommodate three or more passengers.

        This Annual Report on Form 10-K also includes trademarks, trade names and service marks of other companies. Use or display by us of other parties' trademarks, trade names or service marks is not intended to and does not imply a relationship with, or endorsement or sponsorship of us by, these other parties other than as described herein.

Item 1.    Business

General

        Royal Caribbean was founded in 1968 as a partnership. Its corporate structure evolved over the years and the current parent corporation, Royal Caribbean Cruises Ltd., was incorporated on July 23, 1985 in the Republic of Liberia under the Business Corporation Act of Liberia.

        We are the world's second largest cruise company. We own Royal Caribbean International, Celebrity Cruises, Pullmantur, Azamara Club Cruises and CDF Croisières de France, as well as TUI Cruises through a 50% joint venture. Together, these six brands operate a combined 41 ships in the cruise vacation industry with an aggregate capacity of approximately 98,650 berths as of December 31, 2012.

        Our ships operate on a selection of worldwide itineraries that call on approximately 455 destinations on all seven continents. In addition to our headquarters in Miami, Florida, we have offices and a network of international representatives around the world which focus on our global guest sourcing.

        We compete principally on the basis of exceptional service provided by our crew; innovation and quality of ships; variety of itineraries; choice of destinations; and price. We believe that our commitment to build state-of-the-art ships and to invest in the maintenance and revitalization of our fleet to, among other things, incorporate our latest signature innovations, allows us to continue to attract new and loyal repeat guests.

        We believe cruising continues to be a widely accepted vacation choice due to its inherent value, extensive itineraries and variety of shipboard and shoreside activities. In addition, we believe that our products appeal to a large consumer base and are not dependent on a single market or demographic.

Our Brands

        Our global brands include Royal Caribbean International, Celebrity Cruises, and Azamara Club Cruises. These brands are complemented by our Pullmantur brand, which has been tailored to serve the cruise markets in Spain, Portugal and Latin America; our CDF Croisières de France brand, which provides us with a tailored product targeted at the French market; and our 50% joint venture TUI Cruises which is specifically tailored for the German market. The operating results of all of our brands are included in our consolidated results of operations, except for TUI Cruises, which is accounted for under the equity method of accounting. See Note 1. General and Note 6. Other Assets to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further details.

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

Royal Caribbean International

        We currently operate 22 ships with an aggregate capacity of approximately 62,000 berths under our Royal Caribbean International brand, offering cruise itineraries that range from two to 18 nights. As previously announced, we will redeploy Monarch of the Seas from Royal Caribbean International to Pullmantur in April 2013. In addition, we currently have three ships on order for our Royal Caribbean International brand with an aggregate capacity of approximately 13,600 berths which are expected to enter service in the fourth quarter of 2014, the second quarter of 2015 and the second quarter of 2016, respectively. This includes our recently ordered third Oasis-class ship. Royal Caribbean International offers a variety of itineraries to destinations worldwide, including Alaska, Asia, Australia, Bahamas, Bermuda, Canada, the Caribbean, Europe, the Middle East, the Panama Canal, South America, South Pacific and New Zealand.

        Royal Caribbean International is positioned at the upper end of the contemporary segment of the cruise vacation industry, generally characterized by cruises that are seven nights or shorter and feature a casual ambiance as well as a variety of activities and entertainment venues. We believe that the quality of the Royal Caribbean International brand also enables it to attract guests from the premium segment, which is generally characterized by cruises that are seven to 14 nights and appeal to the more experienced guest who is usually more affluent. This allows Royal Caribbean International to achieve market coverage that is among the broadest of any of the major cruise brands in the cruise vacation industry.

        Royal Caribbean International's strategy is to attract an array of vacationing guests by providing a wide variety of itineraries and cruise lengths with multiple innovative options for onboard dining, entertainment and other onboard activities. During 2011 Royal Caribbean International initiated a vessel revitalization program in order to incorporate some of the most popular features of our newer ships across the fleet. Nine ships were revitalized under this program during 2011 and 2012 and an additional three ships are scheduled for revitalization during 2013.

        Royal Caribbean International offers a variety of shore excursions at each port of call. We believe that the variety and quality of Royal Caribbean International's product offerings represent excellent value to consumers, especially to couples and families traveling with children. Because of the brand's extensive and innovative product offerings, we believe Royal Caribbean International is well positioned to attract new consumers to the cruise vacation industry and to continue to bring loyal repeat guests back for their next vacation.

Celebrity Cruises

        We currently operate 11 ships with an aggregate capacity of approximately 24,800 berths under our Celebrity Cruises brand, offering cruise itineraries that range from two to 18 nights. Celebrity Cruises offers a global cruise experience by providing a variety of cruise lengths and itineraries to marquee destinations throughout the world, including Alaska, Asia, Australia, Bermuda, Canada, the Caribbean,

Europe, Hawaii, New England, New Zealand, the Panama Canal, the US Pacific Coast and South America. Celebrity Cruises was the first major cruise line to operate a ship in the Galapagos Islands, Celebrity Xpedition, operating in this location since 2004. Celebrity Xpedition has 96 berths and provides this unique experience on seven day cruises that include pre-cruise tours in Ecuador.

        Celebrity Cruises is positioned within the premium segment of the cruise vacation industry. Celebrity Cruises delivers a modern luxury cruise vacation experience that appeals to experienced cruisers, resulting in a strong base of loyal repeat guests. The brand also appeals to vacationers who have not yet cruised who seek to explore destinations throughout the world and would enjoy the high quality, service-focused and modern luxury experience the brand offers.

        Celebrity Cruises' strategy is to deliver an intimate experience onboard upscale ships that offer luxurious accommodations, a high staff-to-guest ratio, fine dining, personalized service, extensive spa facilities, and unique onboard activities and entertainment. The brand began a revitalization program for all four Millennium-class ships in 2010 in order to incorporate well received concepts from the Solstice-class ships. The revitalization program is expected to be completed in 2013 when Celebrity Constellation, the final Millennium-class vessel to be revitalized, will undergo a second revitalization to incorporate additional amenities and staterooms.

Azamara Club Cruises

        We currently operate two ships with an aggregate capacity of approximately 1,400 berths under our Azamara Club Cruises brand, offering cruise itineraries that range from four to 18 nights. Azamara Club Cruises is designed to serve the up-market segment of the North American, United Kingdom and Australian markets. The up-market segment incorporates elements of the premium segment and the luxury segment which is generally characterized by smaller ships, high standards of accommodation and service, higher prices and exotic itineraries to ports which are inaccessible to larger ships.

        Azamara Club Cruises' strategy is to deliver distinctive destination experiences, featuring unique itineraries with more overnights and longer stays as well as thorough tours allowing guests to truly experience the destination. Azamara Club Cruises' focus is to attract experienced travelers who are looking for more in-depth destination experiences, and who seek a more intimate onboard experience and a high level of service. Azamara Club Cruises sails in Asia, Northern and Western Europe, the Mediterranean, South and Central America, the less-traveled islands of the Caribbean and North America.

        Azamara Club Cruises offers a variety of onboard services, amenities and activities, including gaming facilities, fine dining, spa and wellness, butler service for suites, as well as entertainment venues. Azamara Club Cruises also includes as part of the base price of the cruise certain complimentary onboard services, amenities and activities which are not normally included in the base price of other cruise lines.

Pullmantur

        We currently operate three ships with an aggregate capacity of approximately 5,300 berths under our Pullmantur brand, offering cruise itineraries that range from four to 12 nights. As previously announced, Monarch of the Seas will be redeployed from Royal Caribbean International to Pullmantur in April 2013.

        Pullmantur serves the contemporary segment of the Spanish, Portuguese and Latin American cruise markets. Pullmantur also has land-based tour operations and owns a 49% interest in an air business that operates four Boeing 747 aircraft in support of its cruise and tour operations.

        Pullmantur's strategy is to attract cruise guests by providing a variety of cruising options and land-based travel packages. Pullmantur offers a range of cruise itineraries to Brazil, the Caribbean and

Europe. Pullmantur offers a wide array of onboard activities and services to guests, including exercise facilities, swimming pools, beauty salons, gaming facilities, shopping, dining, certain complimentary beverages, and entertainment venues. Pullmantur's tour operations sell land-based travel packages primarily to Spanish guests, including hotels and flights mainly to Caribbean resorts, and land-based tour packages to Europe primarily aimed at Latin American guests. In addition, Pullmantur owns a travel agency network that offers a wide array of travel related products to guests in Spain.

CDF Croisières de France

        CDF Croisières de France currently operates the 1,350-berth Horizon. CDF Croisières de France is designed to serve the contemporary segment of the French cruise market by providing a brand tailored for French cruise guests. CDF Croisières de France offers seasonal itineraries to the Mediterranean and a variety of onboard services, amenities and activities, including entertainment venues, exercise and spa facilities, fine dining, and gaming facilities.

TUI Cruises

        TUI Cruises is designed to serve the contemporary and premium segments of the German cruise market by offering tailored product for German guests. All onboard activities, services, shore excursions and menu offerings are designed to suit the preferences of this target market. TUI Cruises operates two ships, Mein Schiff I and Mein Schiff II, with an aggregate capacity of approximately 3,800 berths. In addition, TUI Cruises has two ships on order, each with a capacity of 2,500 berths, scheduled for delivery in the second quarter of 2014 and second quarter of 2015, respectively. TUI Cruises is a joint venture owned 50% by us and 50% by TUI AG, a German tourism and shipping company that also owns 51% of TUI Travel, a British tourism company.

Industry

        Cruising is considered a well established vacation sector in the North American market, a growing sector over the long-term in the European market and a developing but promising sector in several other emerging markets. Industry data indicates that a significant portion of cruise guests carried are first-time cruisers. We believe this presents an opportunity for long-term growth and a potential for increased profitability.

        We estimate that the global cruise industry carried 20.8 million cruise guests in 2012 compared to 20.2 million cruise guests carried in 2011 and 18.8 million cruise guests carried in 2010. We estimate that the global cruise fleet was served by approximately 432,000 berths on approximately 282 ships at the end of 2012. There are approximately 19 ships with an estimated 65,000 berths that are expected to be placed in service in the global cruise market between 2013 and 2017, although it is also possible that ships could be taken out of service during these periods. The majority of cruise guests have historically been sourced from North America and Europe.

North America

        The North American cruise market has historically experienced significant growth. The compound annual growth rate in cruise guests for this market was approximately 4.5% from 2008 to 2012. We estimate that North America was served by 144 ships with approximately 212,000 berths at the beginning of 2008 and by 146 ships with approximately 258,000 berths at the end of 2012. There are approximately 10 ships with an estimated 40,000 berths that are expected to be placed in service in the North American cruise market between 2013 and 2017.

Europe

        As compared to North America, the European cruise market represents a smaller but even faster growing sector of the vacation industry. It has experienced a compound annual growth rate in cruise guests of approximately 7.6% from 2008 to 2012. This market has recently experienced a number of challenges as a result of the effects of the Costa Concordia incident and the continued instability in the European economic landscape. However, we continue to believe in the long term growth potential of this market. We estimate that Europe was served by 102 ships with approximately 108,000 berths at the beginning of 2008 and by 117 ships with approximately 156,000 berths at the end of 2012. There are approximately 9 ships with an estimated 25,000 berths that are expected to be placed in service in the European cruise market between 2013 and 2017.

        The following table details the growth in the global, North American and European cruise markets in terms of cruise guests and estimated weighted-average berths over the past five years:

Year	Global Cruise Guests(1)	Weighted-Average Supply of Berths Marketed Globally(1)	North American Cruise Guests(2)	Weighted-Average Supply of Berths Marketed in North America(1)	European Cruise Guests	Weighted-Average Supply of Berths Marketed in Europe(1)
2008	17,184,000	347,000	10,093,000	219,000	4,500,000	120,000
2009	17,340,000	363,000	10,198,000	222,000	5,000,000	131,000
2010	18,800,000	391,000	10,781,000	232,000	5,540,000	143,000
2011	20,227,000	412,000	11,625,000	245,000	5,894,000	149,000
2012	20,823,000	425,000	12,044,000	254,000	6,040,000	152,000

(1)
Source: Our estimates of the number of global cruise guests, and the weighted-average supply of berths marketed globally, in North America and Europe are based on a combination of data that we obtain from various publicly available cruise industry trade information sources including Seatrade Insider and Cruise Line International Association ("CLIA"). In addition, our estimates incorporate our own statistical analysis utilizing the same publicly available cruise industry data as a base.

(2)
Source: Cruise Line International Association based on cruise guests carried for at least two consecutive nights for years 2008 through 2011. Year 2012 amounts represent our estimates (see number (1) above).

(3)
Source: CLIA Europe, formerly European Cruise Council, for years 2008 through 2011. Year 2012 amounts represent our estimates (see number (1) above).

Other Markets

        In addition to expected industry growth in North America and Europe as discussed above, we expect the Asia/Pacific region to demonstrate an even higher growth rate in the near term, although it will continue to represent a relatively small sector compared to North America and Europe.

Competition

        We compete with a number of cruise lines. Our principal competitors are Carnival Corporation & plc, which owns, among others, Aida Cruises, Carnival Cruise Lines, Costa Cruises, Cunard Line, Holland America Line, Iberocruceros, P&O Cruises and Princess Cruises; Disney Cruise Line; MSC Cruises; Norwegian Cruise Line and Oceania Cruises. Cruise lines compete with other vacation alternatives such as land-based resort hotels and sightseeing destinations for consumers' leisure time. Demand for such activities is influenced by political and general economic conditions. Companies within the vacation market are dependent on consumer discretionary spending.

Operating Strategies

        Our principal operating strategies are to:

  •
  protect the health, safety and security of our guests and employees and protect the environment in which our vessels and organization operate,

  •
  strengthen and support our human capital in order to better serve our global guest base and grow our business,

  •
  further strengthen our consumer engagement in order to enhance our revenues,

  •
  increase the awareness and market penetration of our brands globally,

  •
  focus on cost efficiency, manage our operating expenditures and ensure adequate cash and liquidity, with the overall goal of maximizing our return on invested capital and long-term shareholder value,

  •
  strategically invest in our fleet through the revitalization of existing ships and the transfer of key innovations across each brand, while prudently expanding our fleet with the new state-of-the-art cruise ships recently delivered and on order,

  •
  capitalize on the portability and flexibility of our ships by deploying them into those markets and itineraries that provide opportunities to optimize returns, while continuing our focus on existing key markets,

  •
  further enhance our technological capabilities to service customer preferences and expectations in an innovative manner, while supporting our strategic focus on profitability, and

  •
  maintain strong relationships with travel agencies, which continue to be the principal industry distribution channel, while enhancing our consumer outreach programs.

Safety, Environment and Health policies

        We are committed to protecting the safety, environment and health of our guests, employees and others working on our behalf. We are also committed to protecting the marine environment in which our ships sail and the communities in which we operate by reducing/mitigating adverse environmental consequences and using resources efficiently. As part of this commitment, we have established a Safety, Environment and Health Department to oversee our maritime safety, global security, environmental stewardship and medical/public health activities. We also have a Maritime Advisory Board of experts as well as the Safety, Environment and Health (SEH) Committee of our Board of Directors which oversees these important areas. In addition, we publish an annual Stewardship Report on our performance in these important areas, which can be accessed on our brand websites.

        Following the Costa Concordia incident in early 2012, we and other cruise lines performed reviews of safety and emergency response procedures to identify lessons learned and best practices to further protect the safety of our guests and crew. During this process, we held regular meetings with other cruise companies to propose new industry-wide policies that we believe will further drive our Company's and the industry's safety performance. A number of these policies have already been implemented and/or publicly announced by the Cruise Lines International Association as well as shared with international regulators.

Strengthen and support our human capital

        We believe that our employees, both shipboard and shoreside, are a critical success factor for our business. We strive to identify, hire, develop, motivate, and retain the best employees, with backgrounds and perspectives as diverse as our guest base. Attracting, engaging, and retaining key employees has been and will remain critical to our success.

        We continue our focus on providing our employees with a competitive compensation structure, development and other personal and professional growth opportunities in order to strengthen and support our human capital. We also seek to select, develop and retain leaders to advance the enterprise now and in the future. To that end, we pay special attention to identifying high performing potential leaders and develop deep bench strength so these leaders can assume leadership roles throughout the organization. We strive to maintain a work environment that reinforces collaboration, motivation and innovation, and believe that maintaining our vibrant and distinctive culture is critical to the growth of our business.

Strengthen our consumer engagement

        We place a strong focus on identifying the needs of our guests and creating product features that our customers value. We are focused on targeting high value guests by better understanding consumer data and insights and creating communication strategies that best resonate with our target audiences.

        We interact with customers across all touch points and seek to identify underlying needs for which guests are willing to pay a premium. We rely on various programs prior to, during and after a cruise vacation aimed at increasing our ticket prices, onboard revenues and occupancy. In 2013, we will continue to strategically invest in a number of potential revenue enhancing projects, including the implementation of new onboard revenue initiatives. We believe these initiatives will provide opportunities for increased ticket and onboard revenues.

Global awareness and market penetration

        We increase brand awareness and market penetration of our cruise brands in various ways, including by using communication strategies and marketing campaigns designed to emphasize the unique qualities of each brand and to broaden the awareness of the brand, especially among the brand target customer groups. Our marketing strategies include the use of traditional media, social media, brand websites and travel agencies. Our brands engage past and potential guests by collaborating with travel partners and through call centers, international offices and international representatives. In addition, Royal Caribbean International, Celebrity Cruises and Azamara Club Cruises retain repeat guests with exclusive benefits offered through their respective loyalty programs.

        We also increase brand awareness across all of our brands through travel agencies who generate the majority of our bookings. We are committed to further developing and strengthening this very important distribution channel by continuing to focus the travel agents on the unique qualities of each of our brands.

        We sell and market our global brands, Royal Caribbean International, Celebrity Cruises and Azamara Club Cruises, to guests outside of North America through our offices in the United Kingdom, France, Germany, Norway, Italy, Spain, Singapore, China, Brazil, Australia and Mexico. We believe that having a local presence in these markets provides us with the ability to react more quickly to local market conditions and better understand our consumer base in each market. We further extend our geographic reach with a network of 36 independent international representatives located throughout the world covering 111 countries. Historically, our focus has been to primarily source guests for our global brands from North America. Over the last several years, we have continued to expand our focus on selling and marketing our cruise brands to guests in countries outside of North America through fleet innovation and by responding to the itinerary preferences and cultural characteristics of our international guests. In 2013, we will continue to focus on the development of key markets in Asia and we will focus on sourcing guests and adding capacity to the markets where we expect significant growth and profitability, such as China and Australia.

        We are also focused on expanding our Pullmantur brand into Latin America, with particular emphasis in Brazil. We also look for opportunities to acquire or develop brands tailored to specific markets. TUI Cruises, our joint venture with TUI AG, is a cruise brand targeted at the cruise market in Germany. TUI Cruises complements our other tailored brands including Pullmantur and CDF Croisières de France.

        Passenger ticket revenues generated by sales originating in countries outside of the United States were approximately 49% of total passenger ticket revenues in 2012 and 2011, and 45% in 2010. International guests have grown from approximately 1.3 million in 2008 to approximately 2.2 million in 2012.

Focus on cost efficiency, manage our operating expenditures and ensure adequate cash and liquidity

        We are committed to our efforts to identify and implement cost containment initiatives, including a number of initiatives to reduce energy consumption and, by extension, fuel costs. These include the design of more fuel efficient ships as well as the implementation of more efficient hardware, including propulsion and cooling systems incorporating energy efficiencies. In addition, we are focused on maintaining a strong liquidity position, reducing our debt and improving our credit metrics. We are also continuing to pursue our long-term objective of returning our credit ratings to investment grade. We believe these strategies enhance our ability to achieve our overall goal of maximizing our return on invested capital and long-term shareholder value.

Fleet revitalization, maintenance and expansion

        We place a strong focus on product innovation, which we seek to achieve by introducing new concepts on our new ships and continuously making improvements to our fleet. Several of these innovations have become signature elements of our brands, such as the "Royal Promenade" (a boulevard with shopping, dining and entertainment venues), ice skating rinks, rock climbing walls, miniature golf and full court basketball for the Royal Caribbean International brand, and the design of the ships, contemporary quality dining, spacious staterooms and suites with verandas, spa facilities and variety of bars and lounges for the Celebrity Cruises brand. In 2009 and 2010, Royal Caribbean International took delivery of sister ships, Oasis of the Seas and Allure of the Seas, which are the largest and most innovative cruise ships in the cruise industry. With the same focus on product innovation, Celebrity Cruises ordered a total of five Solstice-class ships, the last of which, Celebrity Reflection, was delivered in 2012. The Solstice-class ships incorporate many new and improved design features.

        Our revitalization and maintenance programs enable us to incorporate our latest signature innovations and allow us to benefit from economies of scale by leveraging our suppliers. Ensuring consistency across our fleet provides us with the flexibility to redeploy our ships among our brand portfolio. As part of these efforts:

  •
  Royal Caribbean International initiated a vessel revitalization program in 2011 in order to introduce some of the most popular features of the Oasis-class ships on certain Freedom-class, Radiance-class and Vision-class ships. Liberty of the Seas, Freedom of the Seas, Radiance of the Seas and Splendour of the Seas were revitalized in 2011 and Rhapsody of the Seas, Mariner of the Seas, Grandeur of the Seas, Serenade of the Seas and Enchantment of the Seas were revitalized in 2012 as part of this revitalization program. An additional three ships are scheduled for revitalization in 2013.

  •
  Celebrity Cruises began investing in the revitalization of the Millennium-class ships in 2010 as Celebrity Constellation underwent a revitalization of its onboard amenities and public areas to incorporate certain Solstice-class features. In 2011 and the early part of 2012, Celebrity Infinity, Celebrity Summit and Celebrity Millennium added onboard amenities, public areas and new staterooms. In 2013, Celebrity Constellation will undergo a second revitalization to incorporate additional amenities and staterooms.

        We are also committed to building state-of-the-art ships, and currently our brands, including our 50% joint venture TUI Cruises, have signed agreements for the construction of five new ships. These consist of our recently ordered third Oasis-class ship which is scheduled to enter service in the second quarter of 2016, two ships of a new generation of Royal Caribbean International cruise ships to be known as the Quantum-class which are scheduled to enter service in the fourth quarter of 2014 and second quarter of 2015, respectively, and two ships of a new generation for TUI Cruises, which are scheduled to enter service in the second quarter of 2014 and second quarter of 2015, respectively. These additions are expected to increase our passenger capacity by approximately 18,600 berths by December 31, 2016, or approximately 18.9%, as compared to our capacity as of December 31, 2012. We continuously evaluate opportunities to order new ships, purchase existing ships or sell ships in our current fleet.

        In support of our maintenance programs, we own a 40% interest in a ship repair and maintenance facility, Grand Bahama Shipyard Ltd., which is the largest cruise ship dry-dock repair facility in the world and is located in Freeport, Grand Bahama. We utilize this facility, among other ship repair facilities, for our regularly scheduled drydocks and certain emergency repairs as may be required. In addition, the facility serves unaffiliated cruise and cargo ships, oil and gas tankers, and offshore units.

Markets and itineraries

        In an effort to penetrate untapped markets, diversify our consumer base and respond to changing economic and geopolitical market conditions, we continue to seek opportunities to optimally deploy ships to new and stronger markets and itineraries throughout the world. The portability of our ships and our investment in infrastructure allows us to expand into new markets and helps us reduce our dependency on any one market by allowing us to create "home ports" around the world. In addition, it allows us to readily deploy our ships to meet demand within our existing cruise markets.

        Our ships offer a wide selection of itineraries that call on approximately 455 ports in 95 countries, spanning all seven continents. We are focused on obtaining the best possible long-term shareholder returns by operating in established markets while growing our presence in developing markets. New capacity allows us to expand into new markets and itineraries. Our brands have expanded their mix of itineraries while strengthening our ability to penetrate the Asian, Caribbean, European, and Latin American markets further. In addition, in order to capitalize on the summer season in the Southern Hemisphere and mitigate the impact of the winter weather in the Northern Hemisphere, our brands have increased deployment to Australia and Latin America.

        We continue to focus on the acceleration of Royal Caribbean International's, Celebrity Cruises' and Azamara Club Cruises' strategic positioning as global cruise brands. In 2012, Royal Caribbean International continued its global expansion by seasonally adding a second ship in Asia and a third ship in Australia, adding new departure ports in Southern Europe in order to target guests in key source markets in the region and increasing capacity in Northern Europe. The brand also modified certain of its itineraries for 2012 due to continuing geopolitical unrest in Northern Africa and Greece. In 2013, Monarch of the Seas will be redeployed to the Pullmantur fleet and Royal Caribbean International will decrease its European capacity by approximately 23% in order to mitigate its exposure to the uncertain outlook in the European market. Royal Caribbean International will continue to offer short Bahamas sailings, return to year-round southern Caribbean sailings and increase capacity in Asia and China with the repositioning of Mariner of the Seas.

        In October 2012, Celebrity Cruises introduced Celebrity Reflection, the fifth and final Solstice-class ship, which offers sailings in Europe and the Caribbean. The addition of Celebrity Reflection allows Celebrity Cruises to introduce a Solstice-class ship in Alaska and Australia/New Zealand, offer a British Isles/Northern European program, and an Asia program for 2013. The added product offerings in Europe result in a 12% capacity increase for 2013. Celebrity Cruises is expanding its focus on destination by emphasizing exotic ports and calling on new destinations in Australia and New Zealand, Hawaii, the Panama Canal and Asia, with longer cruises in Southeast Asia, Indonesia, China and Japan.

        In 2013, Azamara Club Cruises' voyages will be sailing to 184 ports in 60 countries around the globe with more than 50% of its ports-of-call featuring late night stays or overnights, allowing guests to experience the destination by day and by night. The Azamara Club Cruises 2013 deployment features South America, including Carnival in Rio de Janeiro, Antarctica, the West Indies, British Isles and Western Europe, Scandinavia and the Baltics, Eastern & Western Mediterranean, as well as the Indian Ocean and Asia. Also, Pullmantur and CDF Croisières de France will continue to offer itineraries in the Caribbean, Europe and South America with particular emphasis in Brazil.

        In an effort to secure desirable berthing facilities for our ships, and to provide new or enhanced cruise destinations for our guests, we actively assist or invest in the development or enhancement of certain port facilities and infrastructure, including mixed-use commercial properties, located in strategic ports of call. Generally, we collaborate with local, private or governmental entities by providing management and/or financial assistance and often enter into long-term port usage arrangements. Our participation in these efforts is generally accomplished via investments with the relevant government authority and/or various other strategic partners established to develop and/or operate the port facilities, by providing direct development and management expertise or in certain limited circumstances, by providing direct or indirect financial support. In exchange for our involvement, we generally secure preferential berthing rights for our ships.

Enhance our technological capabilities

        The need to develop and use innovative technology is increasingly important. To this end, technology is a pervasive part of virtually every business process we use in order to support our strategic focus and provide a quality experience to our customers before, during and after their cruise. Moreover, as the use of our various websites and social media platforms continue to increase along with the increasing use of technology onboard our ships by both our guests and crew, we continually need to upgrade our systems, infrastructure and technologies to facilitate this growth. To further our customer-centricity, during 2013, we intend to continue to improve our customer experiences online through the launch of a new digital platform which will include among other improvements, revamped websites, new vacation packaging capabilities, support of mobile applications and increased bandwidth onboard our ships helping our guests remain well-connected while at sea. Active engagement in social media channels is also an integral part of our marketing strategy and a part of our broader consumer engagement strategy and relationship management platform.

        To support our strategic focus on improving revenue yields, during 2012, we began to implement new capabilities to improve our revenue management systems and decision support processes in advance of our WAVE season (traditionally the first two months of the year where cruise lines experience disproportionately higher volume cruise sales). In 2013, we will continue to build on this new platform and introduce new price optimization tools and promotion management capabilities in our reservations system.

        As part of the Royal Caribbean International and Celebrity Cruises revitalization programs, we have incorporated many of the technological innovations from the Oasis-class ships and Solstice-class ships, respectively, across our fleet. In addition, to position ourselves for the future, we have embarked on several multi-year information technology strategic initiatives to ensure that we can continue to innovate and respond to the ever increasing expectations of our guests in a scalable and cost effective manner.

Travel agency support and direct business

        Travel agencies continue to be the primary source of ticket sales for our ships. We believe in the value of this distribution channel and invest heavily in maintaining strong relationships with our travel partners. To accomplish this goal, we seek to ensure that our commission rates and incentive structures remain competitive with the marketplace. We also provide brand dedicated sales representatives who assist our travel partners through a number of platforms, including trained customer service representatives, call centers and online training tools.

        To support our direct sales initiatives, we have established a Consumer Outreach department which allows consumers 24 hour access to our certified vacation planners, group vacation planners and customer service agents in our call centers throughout the world. In addition, we maintain and invest in our websites, including mobile applications and mobile websites, which allow guests to directly plan, book and customize their cruise, as well as encourage guests to book their next cruise vacations onboard our ships.

Guest Services

        We offer to handle virtually all travel aspects related to guest reservations and transportation, including arranging guest pre- and post-hotel stay arrangements and air transportation.

        Royal Caribbean International, Celebrity Cruises and Azamara Club Cruises offer rewards to their guests through their loyalty programs, Crown & Anchor Society, Captain's Club and Le Club Voyage, respectively, to encourage repeat business. Crown & Anchor Society has over 7.2 million members worldwide. Captain's Club and Le Club Voyage have 2.0 million members combined worldwide. Members are typically eligible to enroll in these complimentary programs after one sailing and earn increasing membership status by accumulating cruise points or credits, depending on the brand, which may be redeemed on future sailings. Members are awarded points or credits in proportion to the number of cruise days and stateroom category. The loyalty programs provide certain tiers of membership benefits which can be redeemed by guests after accumulating the number of cruise points or credits specified for each tier. In addition, upon achieving a certain level of cruise points or credits, members benefit from reciprocal membership benefits across all of our loyalty programs. Examples of the rewards available under our loyalty programs include, but are not limited to, priority ship embarkation, priority waitlist for shore excursions, complimentary laundry service, complimentary internet, booklets with onboard discount offers, upgraded bathroom amenities, private seating on the pool deck, ship tours and, in the case of our most loyal guests who have achieved the highest levels of cruise points or credits, complimentary cruises. We regularly work to enhance each of our loyalty programs by adding new features and amenities in order to reward our repeat guests.

Operations

Cruise Ships and Itineraries

        As of December 31, 2012, our brands, including our 50% joint venture TUI Cruises, operate 41 ships with a selection of worldwide itineraries ranging from two to 18 nights that call on approximately 455 destinations.

        The following table presents summary information concerning the ships we will operate in 2013 under our six cruise brands, including our 50% joint venture TUI Cruises, and their geographic areas of operation based on 2013 itineraries (subject to change).

Ship(1)	Year Ship Entered Service(2)	Approximate Berths	Primary Areas of Operation
Royal Caribbean International
Allure of the Seas	2010	5,400	Eastern/Western Caribbean
Oasis of the Seas	2009	5,400	Eastern/Western Caribbean
Independence of the Seas	2008	3,600	Europe, Eastern/Western Caribbean
Liberty of the Seas	2007	3,600	Europe, Short Caribbean
Freedom of the Seas	2006	3,600	Eastern/Western Caribbean
Jewel of the Seas	2004	2,100	Short Western Caribbean, South Caribbean
Mariner of the Seas	2003	3,100	Western Caribbean, Asia
Serenade of the Seas	2003	2,100	Western Caribbean, Europe, Middle East
Navigator of the Seas	2002	3,100	Western Caribbean, Europe
Brilliance of the Seas	2002	2,100	Europe, Western/Southern Caribbean, Canada
Adventure of the Seas	2001	3,100	Southern Caribbean, Europe
Radiance of the Seas	2001	2,100	Alaska, Australia/New Zealand/South Pacific
Explorer of the Seas	2000	3,100	Eastern/Southern Caribbean, Bermuda, Canada
Voyager of the Seas	1999	3,100	Asia, Australia/New Zealand
Vision of the Seas	1998	2,000	Europe, Southern/Eastern Caribbean, Panama Canal
Enchantment of the Seas	1997	2,250	Eastern/Western Caribbean, Bahamas
Rhapsody of the Seas	1997	2,000	Australia/New Zealand, Alaska
Grandeur of the Seas	1996	1,950	Southern/Eastern/Western Caribbean, Bermuda, Canada
Splendour of the Seas	1996	1,800	Europe, Brazil
Legend of the Seas	1995	1,800	Asia, Europe, Eastern/Southern Caribbean, Panama Canal
Majesty of the Seas	1992	2,350	Bahamas
Celebrity Cruises
Celebrity Reflection	2012	3,000	Europe, Eastern Caribbean
Celebrity Silhouette	2011	2,850	Europe, Eastern / Western Caribbean
Celebrity Eclipse	2010	2,850	Europe, Southern Caribbean
Celebrity Equinox	2009	2,850	Europe, Long Caribbean
Celebrity Solstice	2008	2,850	Alaska, Australia/New Zealand
Celebrity Constellation	2002	2,050	Short Caribbean, Europe
Celebrity Summit	2001	2,150	Southern Caribbean, Bermuda, Canada/New England
Celebrity Infinity	2001	2,150	Europe, Panama Canal, South America
Celebrity Millennium	2000	2,150	Alaska, Asia, Panama Canal
Celebrity Century	1995	1,800	Alaska, Hawaii, Panama Canal, Pacific Coastal
Celebrity Xpedition(3)	2004	96	Galapagos Islands

Ship(1)	Year Ship Entered Service(2)	Approximate Berths	Primary Areas of Operation
Azamara Club Cruises
Azamara Journey(4)	2004	700	Europe, Asia
Azamara Quest(5)	2006	700	Europe, South/Central America, Panama Canal
Pullmantur
Zenith	1992	1,400	Europe, Brazil
Empress	1990	1,600	Europe, Brazil
Sovereign	1988	2,300	Europe, Brazil
Monarch of the Seas(6)	1991	2,350	Southern Caribbean, South America
CDF Croisières de France
Horizon(7)	1990	1,350	Europe, Southern Caribbean
TUI Cruises(8)
Mein Schiff 1(9)	2009	1,900	Europe, Southern Caribbean
Mein Schiff 2(10)	2011	1,900	Europe, Middle East, Southern Caribbean

Total		98,646

(1)
It does not include Pullmantur's Atlantic Star which has been out of operation since 2009 and will be transferred to an affiliate of STX France as part of the consideration for building the third Oasis-class ship if the agreement becomes effective. Additionally, in April 2012, we delivered Ocean Dream, previously operated by Pullmantur, to an unrelated third party as part of a six year bareboat charter agreement. The charter agreement provides a renewal option exercisable by the unrelated third party for an additional four years.

(2)
The year a ship entered service refers to the year in which the ship commenced cruise revenue operations for the Company, which is the same as the year the ship was built, unless otherwise noted.

(3)
Celebrity Xpedition was built in 2001.

(4)
Azamara Journey (formerly Blue Dream) was built in 2000.

(5)
Azamara Quest (formerly Blue Moon) was built in 2000.

(6)
Monarch of the Seas will be redeployed from Royal Caribbean International to Pullmantur in April 2013.

(7)
Horizon was built in 1990.

(8)
TUI Cruises refers to our 50% joint venture.

(9)
Mein Schiff 1 (formerly Galaxy) was built in 1996.

(10)
Mein Schiff 2 (formerly Mercury) was built in 1997.

        Our brands, including our 50% joint venture TUI Cruises, have five ships on order. Two ships on order are being built in Germany by Meyer Werft GmbH, two are being built in Finland by STX Finland and one will be built in France by STX France. The expected dates that our ships on order will enter service and their approximate berths are as follows:

Ship	Expected to Enter Service	Approximate Berths
Royal Caribbean International—
Quantum-class:
Quantum of the Seas	4th Quarter 2014	4,100
Anthem of the Seas	2nd Quarter 2015	4,100
Oasis-class(1):
Unnamed	2nd Quarter 2016	5,400
TUI Cruises—
Mein Schiff 3	2nd Quarter 2014	2,500
Mein Schiff 4	2nd Quarter 2015	2,500

Total Berths		18,600

(1)
In December 2012, we ordered a third Oasis-class ship through a conditional agreement. The agreement is subject to certain closing conditions and is expected to become effective in the first quarter of 2013.

Seasonality

        Our revenues are seasonal based on the demand for cruises. Demand is strongest for cruises during the Northern Hemisphere's summer months and holidays. In order to mitigate the impact of the winter weather in the Northern Hemisphere and to capitalize on the summer season in the Southern Hemisphere, our brands have increased deployment to South America and Australia during the Northern Hemisphere winter months.

Passengers and Capacity

        Selected statistical information is shown in the following table (see Description of Certain Line Items and Selected Operational and Financial Metrics under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, for definitions):

	Year Ended December 31,
	2012	2011	2010	2009	2008
Passengers Carried	4,852,079	4,850,010	4,585,920	3,970,278	4,017,554
Passenger Cruise Days	35,197,783	34,818,335	32,251,217	28,503,046	27,657,578
Available Passenger Cruise Days (APCD)	33,705,584	33,235,508	30,911,073	27,821,224	26,463,637
Occupancy	104.4%	104.8%	104.3%	102.5%	104.5%

Cruise Pricing

        Our cruise ticket prices include accommodations and a wide variety of activities and amenities, including meals and entertainment. Prices vary depending on the destination, cruise length, stateroom category selected and the time of year the cruise takes place. Although we grant credit terms to certain travel agencies and tour operators in select markets outside of the United States, our payment terms generally require an upfront deposit to confirm a reservation, with the balance due prior to the sailing. During the selling period of a cruise, we continually monitor and adjust our cruise ticket prices for available guest staterooms based on demand, with the objective of maximizing net yields. In 2013, we plan to use new optimization tools to set pricing and leverage enhancements for the web and our reservation systems. Historically, we have opened cruises for sale at least one year in advance and often as much as two years in advance. Additionally, we offer air transportation as a service for guests that elect to utilize our transportation program. Our air transportation program is available in major cities around the world and prices vary by gateway and destination. Generally, air tickets are sold to guests at prices close to cost. Passenger ticket revenues accounted for approximately 73% of total revenues in 2012, 2011 and 2010.

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

Onboard Activities and Other Revenues

        Our cruise brands offer modern fleets with a wide array of onboard services, amenities and activities which vary by brand and ship. While many onboard activities are included in the base price of a cruise, we realize additional revenues from, among other things, gaming, the sale of alcoholic and other beverages, gift shop items, shore excursions, photography, spa/salon and fitness services, art auctions, catalogue gifts for guests and a wide variety of specialty restaurants and dining options. Royal Caribbean International, Celebrity Cruises and Azamara Club Cruises offer functionality on their respective internet sites for selecting shore excursions, specialty dining and amenities prior to embarkation.

        In conjunction with our cruise vacations, we offer pre- and post-cruise hotel packages to our Royal Caribbean International, Celebrity Cruises and Azamara Club Cruises guests. Pullmantur offers land-based travel packages to European vacation travelers including hotels and flights to Caribbean resorts and sells land based tour packages to Europe aimed at Latin American guests. Pullmantur also owns a 49% interest in an air business that operates four Boeing 747 aircraft in support of its cruise and tour operations. In addition, we sell cruise vacation protection coverage, which provides guests with coverage for trip cancellation, medical protection and baggage protection. We expect to offer these programs more globally in 2013. Onboard and other revenues accounted for approximately 27% of total revenues in 2012, 2011 and 2010.

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

Employees

        As of December 31, 2012, we employed approximately 62,000 employees, including 55,000 shipboard employees as well as 6,200 full-time and 750 part-time employees in our shoreside operations. As of December 31, 2012, approximately 80% of our shipboard employees were covered by collective bargaining agreements. Based on employee survey results, we believe our employees' satisfaction level with our organization is strong.

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

        The Athens Convention relating to the Carriage of Passengers and their Luggage by Sea (1974) and the 1976 Protocol to the Athens Convention are generally applicable to passenger ships. The United States has not ratified the Athens Convention; however, with limited exceptions, the 1976 Athens Convention Protocol may be contractually enforced with respect to those of our cruises that do not call at a United States port. The International Maritime Organization Diplomatic Conference agreed upon a new Protocol to the Athens Convention on November 1, 2002. The 2002 Protocol, which is not yet in force pending ratification by the requisite number of countries, substantially increases the level of compulsory insurance which must be maintained by passenger ship operators. In an attempt to expedite implementation, the European Union adopted the European Union Regulation 392/2009 ("EU Passenger Liability Regulation") on the liability of carriers of passengers by sea, which became effective on December 31, 2012. This regulation incorporates the 2002 Protocol in many ways. Compliance with the EU Passenger Liability Regulation does not have a material impact on operating costs.

Trademarks

        We own a number of registered trademarks related to the Royal Caribbean International, Celebrity Cruises, Azamara Club Cruises, Pullmantur and CDF Croisières de France cruise brands. The registered trademarks include the name "Royal Caribbean International" and its crown and anchor logo, the name "Celebrity Cruises" and its "X" logo, the name "Azamara Club Cruises" and its logo, the names "Pullmantur Cruises" and "Pullmantur" and their logos, the name "CDF Croisières de France" and its logo, and the names of various cruise ships. We believe our trademarks are widely recognized throughout the world and have considerable value.

Regulation

        Our ships are regulated by various international, national, state and local laws, regulations and treaties in force in the jurisdictions in which they operate. In addition, our ships are registered in the Bahamas, Malta or in the case of Celebrity Xpedition, Ecuador (collectively, the "Flag States"). Each ship is subject to regulations issued by its country of registry, including regulations issued pursuant to international treaties governing the safety of our ships, guests and crew as well as environmental protection. Each country of registry conducts periodic inspections to verify compliance with these regulations as discussed more fully below. Ships operating out of United States ports are subject to inspection by the United States Coast Guard for compliance with international treaties and by the United States Public Health Service for sanitary and health conditions. Our ships are also subject to similar inspections pursuant to the laws and regulations of various other countries our ships visit.

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

  Safety and Security Regulations

        Our ships are required to comply with international safety standards defined in the International Convention for Safety of Life at Sea ("SOLAS"), which among other things, establishes requirements for ship design, structural features, materials, construction, life saving equipment and safe management and operation of ships to ensure guest and crew safety. The SOLAS standards are revised from time to time and the most recent modifications were phased in through 2010. Compliance with these modified standards did not have a material effect on our operating costs. SOLAS incorporates the International Safety Management Code ("ISM Code"), which provides an international standard for the safe management and operation of ships and for pollution prevention. The ISM Code is mandatory for all vessels, including passenger vessel operators. All of our operations and ships are regularly audited by national authorities and maintain the required certificates of compliance with the ISM Code. It is possible that the Costa Concordia incident could lead to new safety legislation and/or regulations. Although it is too early to assess the impact of any such legislation or regulation, we already equal or exceed most of the new safety measures under discussion and, accordingly, do not expect that we would be required to incur additional material compliance costs.

        Our ships are subject to various security requirements, including the International Ship and Port Facility Security Code ("ISPS Code"), which is part of SOLAS, and the U.S. Maritime Transportation Security Act of 2002 ("MTSA"), which applies to ships that operate in U.S. ports. In order to satisfy these security requirements, we implement security measures, conduct vessel security assessments, and develop security plans. The security plans for all of our ships have been submitted to and approved by the respective countries of registry for our ships in compliance with the ISPS Code and the MTSA.

        In July 2010, the U.S. adopted the Cruise Vessel Security and Safety Act of 2010, which applies to passenger vessels which embark or include port stops within the United States. This act requires the implementation of certain safety design features as well the establishment of practices for the reporting of and dealing with allegations of crime. In 2013, the U.S. Coast Guard is expected to issue regulations governing implementation of certain provisions of the act. We already exceed most of the requirements of the act and do not expect any costs that would be material to us to be required due to these likely regulations.

  Environmental Regulations

        We are subject to various United States and international laws and regulations relating to environmental protection. Under such laws and regulations, we are prohibited from, among other things, discharging certain materials, such as petrochemicals and plastics, into the waterways. We have made, and will continue to make, capital and other expenditures to comply with environmental laws and regulations. From time to time, environmental and other regulators consider more stringent regulations, which may affect our operations and increase our compliance costs. We believe that the impact of ships on the global environment will continue to be an area of focus by the relevant authorities throughout the world and, accordingly, may subject us to increasing compliance costs in the future, including the items described below.

        Our ships are subject to the International Maritime Organization's ("IMO") regulations under the International Convention for the Prevention of Pollution from Ships (the "MARPOL Regulations"), which includes requirements designed to prevent and minimize pollution by oil, sewage, garbage and air emissions. We have obtained the relevant international compliance certificates relating to oil, sewage and air pollution prevention for all of our ships.

        The MARPOL Regulations impose global limitations on the sulfur content of fuel used by ships operating worldwide. Permitted sulfur content was reduced from 4.5% to 3.5% on January 1, 2012. This reduction has not had a material effect on our fuel and operating costs. These regulations will also require the worldwide limitations on sulfur content of fuel to be reduced to 0.5% by January 1, 2020, subject to a feasibility review to be completed by IMO no later than 2018. If such a reduced limitation is implemented worldwide in 2020, our fuel costs could increase significantly.

        In addition to the global limitations, the MARPOL Regulations establish special Emission Control Areas ("ECAs") with stringent limitations on sulfur and nitrogen oxide emissions in these areas. As of July 1, 2010, ships operating in designated ECAs are required to operate on fuel with a sulfur content of 1.0%. Under these regulations, ships operating in ECAs will be required to further reduce their fuel sulfur content to 0.1% beginning on January 1, 2015.

        As of February 2013, there are three established ECAs: the Baltic Sea, the North Sea/English Channel and certain of the waters surrounding the North American coast. In addition, in July 2011, the IMO accepted and adopted the application by the United States to designate the waters surrounding Puerto Rico and the US Virgin Islands as an ECA. This designation will be effective as of January 2014.

        As of the date hereof, the sulfur content reductions in the existing ECAs has not had a material impact on our operations and we do not expect the initial sulfur content reductions in the Puerto Rico/US Virgin Islands ECA will have a material effect on our fuel and operating costs. However, the additional reduction to 0.1% as of January 1, 2015 will increase our fuel costs after this date. Based on 2013 itineraries and projected fuel consumption inside these ECAs, as well as current fuel prices and technologies, we estimate that implementation of the 0.1% low sulfur content requirement in all four currently designated ECAs would increase our 2013 fuel costs by approximately $65.0 million to $70.0 million. These costs may be reduced by possible mitigating factors, such as decreases in fuel prices, changes in the future supply and demand for fuel, the development of emissions abatement technologies, including new engine designs or exhaust gas treatment systems, the acceptance of alternative compliance methods, the cost migration effects of equivalent compliance initiatives and new fuel conservation initiatives.

        In July 2011, new MARPOL Regulations introduced mandatory measures to reduce greenhouse gas emissions. These include the utilization of an energy efficiency design index (EEDI) for new ships as well as the establishment of an energy efficient management plan for all ships. The EEDI is a performance-based mechanism that requires a certain minimum energy efficiency in new ships. These regulations became effective on January 1, 2013. We do not anticipate that compliance with these regulations will have a material effect on our operating costs.

        We are required to obtain certificates from the United States Coast Guard relating to our ability to satisfy liability in cases of water pollution. Pursuant to United States Coast Guard regulations, we arrange through our insurers for the provision of guarantees aggregating $349.4 million as a condition to obtaining the required certificates. The cost of obtaining these guarantees does not have a material effect on our operating costs.

  Labor Regulations

        The International Labour Organization, an agency of the United Nations that develops worldwide employment standards, has adopted a new Consolidated Maritime Labour Convention (the "Convention"). The Convention, which will be effective starting in August 2013, reflects a broad range of standards and conditions to govern all aspects of crew management for ships in international commerce, including additional requirements not previously in effect relating to the health, safety, repatriation, entitlements and status of crewmembers and crew recruitment practices. Each of our Flag States will be required to enact legislation prior to August 2013 that includes standards at least as stringent as those set forth in the Convention. As of the date of this report, this legislation has not been finalized. Assuming that the Flag States do not impose regulations that materially differ from the Convention requirements, we do no anticipate that our compliance costs will be material. There can be no assurances, however, that the Flag States will not seek to adopt additional requirements that could require us to incur unanticipated material expenses.

  Consumer Financial Responsibility Regulations

        We are required to obtain certificates from the United States Federal Maritime Commission relating to our ability to satisfy liability in cases of non-performance of obligations to guests, as well as casualty and personal injury. Pursuant to the United States Federal Maritime Commission regulations, we arrange through our insurers for the provision of guarantees in the amount of $15.0 million for each of our two U.S. ship-operating companies, Royal Caribbean Cruises Ltd. and Celebrity Cruises Inc. and a bond in the amount of $15.0 million for one of our U.K. ship operating companies, as a condition to obtaining the required certificates. In February 2013, the United States Federal Maritime Commission approved amendments to the performance bond requirements that will increase the required guarantees to $30.0 million per operator ($90.0 million in the aggregate) over a two-year phase-in period. Once phased-in, the guarantee requirements will be subject to additional consumer price index based adjustments. The new rules will become effective in the first quarter of 2014. We do not anticipate that compliance with the new rules will have a material effect on our costs.

        We are also required by the United Kingdom, Norway, Finland, and the Baltics to establish our financial responsibility for any liability resulting from the non-performance of our obligations to guests from these jurisdictions. In the United Kingdom we are currently required by the Association of British Travel Agents to provide performance bonds totaling approximately £32.1 million. The Norwegian Travel Guarantee Fund requires us to maintain performance bonds in varying amounts during the course of the year to cover our financial responsibility in Norway, Finland and the Baltics. These amounts ranged from $4.9 million to $18.8 million during 2012. We are also required to pay to the United Kingdom Civil Aviation Authority a non-refundable levy of £2.50 per guest where we arrange a flight as part of the cruise vacation.

        Certain other jurisdictions also require that we establish financial responsibility to our guests resulting from the non-performance of our obligations; however, the related amounts do not have a material effect on our costs.

  Regulations Regarding Protection of Disabled Persons

        In 2010, the United States Department of Transportation issued regulations (the "New ADA Regulations") addressing various issues applicable to passenger vessels under the American with Disabilities Act (the "ADA"). Part I of the New ADA Regulations, which include required reservation policies for disabled guests and requirements for aids and services to disabled passengers, became effective in January 2011. We believe we are in compliance with Part I of the New ADA Regulations and did not need to make any material expenditures to comply. Part II, when issued, is expected to address physical accessibility standards. While we believe our vessels have been designed and outfitted to meet the needs of our disabled guests, we cannot at this time accurately predict whether we will be required to make material modifications or incur significant additional expenses in response to Part II of the New ADA Regulations.

Taxation of the Company

        The following is a summary of our principal taxes, exemptions and special regimes. In addition to or instead of income taxation, virtually all jurisdictions where our ships call impose some tax or fee, or both, based on guest headcount, tonnage or some other measure.

        We are primarily foreign corporations engaged in the owning and operating of passenger cruise ships in international transportation. During 2012, we also operated other businesses primarily consisting of the land-tour operation in Alaska and the Pullmantur land-tour and air business.

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

Application of Section 883 of the Internal Revenue Code

        We and Celebrity Cruises, Inc. are engaged in a trade or business in the United States, and many of our ship-owning subsidiaries, depending upon the itineraries of their ships, receive income from sources within the United States. Additionally, our United Kingdom tonnage tax company, owned by us and Celebrity Cruises, Inc., is a ship-operating company classified as a partnership for United States federal income tax purposes that may earn United States source income. Under Section 883 of the Internal Revenue Code, certain foreign corporations are not subject to United States federal income or branch profits tax on United States source income derived from or incidental to the international operation of a ship or ships, including income from the leasing of such ships.

        A foreign corporation will qualify for the benefits of Section 883 if, in relevant part: (1) the foreign country in which the foreign corporation is organized grants an equivalent exemption to corporations organized in the United States; and (2) the stock of the corporation (or the direct or indirect corporate parent thereof) is "primarily and regularly traded on an established securities market" in the United States or another qualifying country such as Norway. In the opinion of our United States tax counsel, Drinker Biddle & Reath LLP, based on the representations and assumptions set forth in that opinion, we, Celebrity Cruises Inc. and our ship-owning subsidiaries qualify for the benefits of Section 883 because we and each of those subsidiaries are incorporated in Liberia or Malta, which are qualifying countries, and our common stock is primarily and regularly traded on an established securities market in the United States or Norway. If, in the future, (1) Liberia or Malta no longer qualifies as an equivalent exemption jurisdiction, and we do not reincorporate in a jurisdiction that does qualify for the exemption, or (2) we fail to qualify as a publicly traded corporation, we and all of our ship-owning or operating subsidiaries that rely on Section 883 for tax exemption on qualifying income would be subject to United States federal income tax on their United States source shipping income and income from activities incidental thereto.

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

        Regulations under Section 883 list activities that are not considered by the Internal Revenue Service to be incidental to the international operation of ships including the sale of air and land transportation, shore excursions and pre- and post-cruise tours. Our income from these activities that is earned from sources within the United States will be subject to United States taxation.

Taxation in the Absence of an Exemption under Section 883

        If we, the operator of our vessels, Celebrity Cruises Inc., or our ship-owning subsidiaries were to fail to meet the requirements of Section 883 of the Internal Revenue Code, or if the provision was repealed, then, as explained below, such companies would be subject to United States income taxation on a portion of their income derived from or incidental to the international operation of our ships.

        Because we and Celebrity Cruises Inc. conduct a trade or business in the United States, we and Celebrity Cruises Inc. would be taxable at regular corporate rates on our separate company taxable income (i.e., without regard to the income of our ship-owning subsidiaries) from United States sources. In addition, if any of our earnings and profits effectively connected with our United States trade or business were withdrawn, or were deemed to have been withdrawn, from our United States trade or business, those withdrawn amounts would be subject to a "branch profits" tax at the rate of 30%. We and Celebrity Cruises Inc. would also be potentially subject to tax on portions of certain interest paid by us at rates of up to 30%.

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

State Taxation

        We, Celebrity Cruises Inc. and certain of our subsidiaries are subject to various United States state income taxes which are generally imposed on each state's portion of the United States source income subject to federal income taxes. Additionally, the state of Alaska subjects an allocated portion of the total income of companies doing business in Alaska and certain other affiliated companies to Alaska corporate state income taxes and also imposes a 33% tax on adjusted gross income from onboard gambling activities conducted in Alaska waters. This did not have a material impact to our results of operations for all years presented.

Maltese and Spanish Income Tax

        Our Pullmantur ship owner-operator subsidiaries, which include the owner-operator of CDF Croisières de France's ship, qualify as licensed shipping organizations in Malta. No Maltese income tax is charged on the income derived from shipping activities of a licensed shipping organization. Instead, a licensed shipping organization is liable to pay a tonnage tax based on the net tonnage of the ship or ships registered under the relevant provisions of the Merchant Shipping Act. A company qualifies as a shipping organization if it engages in qualifying activities and it obtains a license from the Registrar-General to enable it to carry on such activities. Qualifying activities include, but are not limited to, the ownership, operation (under charter or otherwise), administration and management of a ship or ships registered as a Maltese ship in terms of the Merchant Shipping Act and the carrying on of all ancillary financial, security and commercial activities in connection therewith.

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

United Kingdom Income Tax

        We operate thirteen ships under companies which have elected to be subject to the United Kingdom tonnage tax regime ("U.K. tonnage tax").

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

Brazilian Income Tax

        Pullmantur and our U.K. tonnage tax company charters certain ships to Brazilian companies for operations in Brazil from November to May. Some of these charters are with unrelated third parties and others are with a Brazilian affiliate. The Brazilian affiliate's earnings are subject to Brazilian taxation which is not considered significant. The charter payments made to the U.K. tonnage tax company and to Pullmantur are exempt from Brazilian income tax under current Brazilian domestic law.

Other Taxation

        We and certain of our subsidiaries are subject to income tax in other jurisdictions on income that does not qualify for exemption or tonnage tax regimes. The tax on such income was not material to our results of operations for all years presented. Our U.K. tonnage tax company is exempt from some taxation in certain jurisdictions where those companies have business operations under relevant United Kingdom tax treaties. CDF Croisières de France's operations within France are minimal and therefore, its French income taxes are minimal.

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

Executive Officers of the Company

        As of February 25, 2013, our executive officers are:

Name	Age	Position
Richard D. Fain	65	Chairman, Chief Executive Officer and Director
Adam M. Goldstein	53	President and Chief Executive Officer, Royal Caribbean International
Michael W. Bayley	54	President and Chief Executive Officer, Celebrity Cruises
Gonzalo Chico Barbier	52	President and Chief Executive Officer, Pullmantur
Lawrence Pimentel	61	President and Chief Executive Officer, Azamara Club Cruises
Brian J. Rice	54	Vice Chairman and Chief Financial Officer
Harri U. Kulovaara	60	Executive Vice President, Maritime
Lisa Bauer-Rudzki	49	Executive Vice President, Global Sales & Marketing, Royal Caribbean International
Lisa Lutoff-Perlo	55	Executive Vice President, Operations, Royal Caribbean International

        Richard D. Fain has served as a director since 1979 and as our Chairman and Chief Executive Officer since 1988. Mr. Fain has been involved in the shipping industry for over 35 years.

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

        Michael W. Bayley has served as President and Chief Executive Officer of Celebrity Cruises since August 2012. Mr. Bayley has been employed by Royal Caribbean for over 30 years, having started as a Purser onboard one of the company's ships. He has served in a number of roles including, most recently, as Executive Vice President, Operations from February 2012 until August 2012. Other positions Mr. Bayley has held include Executive Vice President, International from May 2010 until February 2012; Senior Vice President, International from December 2007 to May 2010; Senior Vice President, Hotel Operations for Royal Caribbean International; and Chairman and Managing Director of Island Cruises.

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

        Lawrence Pimentel has served as President and Chief Executive Officer of Azamara Club Cruises since July 2009. From 2001 until January 2009, Mr. Pimentel was President, Chief Executive Officer, Director and co-owner of SeaDream Yacht Club, a privately held luxury cruise line located in Miami, Florida with two yacht-style ships that sailed primarily in the Caribbean and Mediterranean. From April 1991 to February 2001, Mr. Pimentel was President and Chief Executive Officer of Carnival Corp.'s Seabourn Cruise Line and from May 1998 to February 2001, he was President and Chief Executive Officer of Carnival Corp.'s Cunard Line.

        Brian J. Rice has served as Vice Chairman and Chief Financial Officer since September 2012. Mr. Rice previously served as Executive Vice President and Chief Financial Officer from November 2006 through September 2012. Mr. Rice has been employed with Royal Caribbean since 1989 in a variety of positions including Executive Vice President, Revenue Performance. In such capacity, Mr. Rice was responsible for revenue management, air/sea, groups, international operations, decision support, reservations and customer service for both Royal Caribbean International and Celebrity Cruises.

        Harri U. Kulovaara has served as Executive Vice President, Maritime since January 2005. Mr. Kulovaara is responsible for fleet design and newbuild operations. Mr. Kulovaara also chairs our Maritime Safety Advisory Board. Mr. Kulovaara has been employed with Royal Caribbean since 1995 in a variety of positions, including Senior Vice President, Marine Operations, and Senior Vice President, Quality Assurance. Mr. Kulovaara is a naval architect and engineer.

        Lisa Bauer-Rudzki has served as Executive Vice President of Global Sales & Marketing for Royal Caribbean International since September 2012. Since joining the company in 2002, Mrs. Bauer-Rudzki has held various key roles within Royal Caribbean International, including, serving as Senior Vice President, Global Sales & Marketing from February 2012 to September 2012 and serving as Senior Vice President, Hotel Operations from November 2007 to February 2012. As Executive Vice President of Global Sales & Marketing, Ms. Bauer-Rudzki is responsible for Royal Caribbean International's worldwide marketing and revenue management as well as for the corporation's international sales and marketing offices.

        Lisa Lutoff-Perlo has served as Executive Vice President, Operations for Royal Caribbean International since September 2012 after serving as Senior Vice President, Operations for Royal Caribbean International from August 2012 to September 2012. Mrs. Lutoff-Perlo has been employed with the Company since 1985 in a variety of positions within both Celebrity Cruises and Royal Caribbean International. She started at Royal Caribbean International as District Sales Manager for New England and more recently, from August 2008 to August 2012, she was responsible for Celebrity Cruises' entire hotel operation. In her role as Executive Vice President of Operations, Ms. Lutoff-Perlo is responsible for all of Royal Caribbean International's hotel, marine and port operations.

Item 1A.    Risk Factors

        The risk factors set forth below and elsewhere in this Annual Report on Form 10-K are important factors that could cause actual results to differ from expected or historical results. It is not possible to predict or identify all such risks. The risks described below are only those known risks relating to our operations and financial condition that we consider material. There may be additional risks that we consider not to be material, or which are not known, and any of these risks could have the effects set forth below. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a cautionary note regarding forward-looking statements.

Adverse worldwide economic, geopolitical or other conditions could reduce the demand for cruises and adversely impact our operating results, cash flows and financial condition including potentially impairing the value of our ships, goodwill and other assets.

        The demand for cruises is affected by international, national and local economic and geopolitical conditions. The slow pace of the economic recovery coupled with continued instability in the global economic landscape has had and continues to have an adverse effect on vacationers' discretionary income and consumer confidence. This, in turn, has resulted in cruise booking slowdowns, decreased cruise prices and lower onboard revenues for us and for others in the cruise industry as compared to more robust economic times. Although the cruise industry continued to recover in 2012, recovery has been slow and has been hindered by ongoing economic instability, including the continuing European sovereign debt crisis and financial market volatility. In addition, certain countries have been more severely impacted by recent economic conditions than other economies including, for example, Spain where we operate our Pullmantur brand. We cannot predict with any certainty whether demand for cruises will continue to improve or the rate of such improvement. Stagnant or worsening global economic conditions could result in a prolonged period of booking slowdowns, depressed cruise prices and reduced onboard revenues.

        Demand for our cruises is also influenced by geopolitical events. Unfavorable conditions, such as cross-border conflicts, civil unrest and governmental changes, especially in regions with popular ports of call, can undermine consumer demand and/or pricing for itineraries featuring these ports.

        Continued unrest and economic instability could materially adversely impact our operating results, cash flows and financial condition including potentially impairing the value of our ships, goodwill and other assets. During 2012, we recognized total impairment related charges of $413.9 million associated with our Pullmantur brand. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Despite the Pullmantur related impairment charges, if the Spanish economy weakens further or recovers more slowly than contemplated or if the economies of other markets (e.g. France, Brazil, Latin America) perform worse than contemplated in our discounted cash flow model, or if there are material changes to the projected future cash flows used in the impairment analyses, especially in Net Yields, an additional impairment charge of the Pullmantur reporting unit's goodwill and trademarks and trade names may be required.

We may not be able to obtain sufficient financing or capital for our needs or may not be able to do so on terms that are acceptable or consistent with our expectations.

        To fund our capital expenditures and scheduled debt payments, we have historically relied on a combination of cash flows provided by operations, drawdowns under available credit facilities, the incurrence of additional indebtedness and the sale of equity or debt securities in private or public securities markets. The decrease in consumer cruise spending as a result of the Costa Concordia incident and the economic uncertainty in Europe had an adverse impact on our cash flows from operations in 2012. See "—Adverse worldwide economic, geopolitical or other conditions...." and "—Incidents or adverse publicity concerning the cruise vacation industry...." for more information. If worldwide economic conditions worsen or there is another significant incident impacting the cruise industry, our operational cash flows could be negatively affected.

        Although we believe we can access sufficient liquidity to fund our operations and obligations as expected, there can be no assurances to that effect. During 2013, we anticipate raising additional funds in the capital or credit markets as part of our refinancing strategy for our upcoming 2013 and 2014 maturities. Our ability to access additional funding as and when needed, our ability to timely refinance and/or replace our outstanding debt securities and credit facilities on acceptable terms and, our cost of funding will depend upon numerous factors including but not limited to the vibrancy of the financial markets, our financial performance and credit ratings and the performance of our industry in general. See "Item 7. Management's Discussion & Analysis of Financial Condition and Results of Operations—Funding Needs and Sources" for more information.

Our inability to satisfy the covenants required by our credit facilities could adversely impact our liquidity.

        Our debt agreements contain covenants, including covenants restricting our ability to take certain actions and financial covenants that require us to maintain minimum net worth and fixed charge coverage ratios and limit our net debt-to-capital ratio. Our ability to comply with the terms of our outstanding facilities may be affected by general economic conditions, industry conditions and other events, some of which may be beyond our control. In addition, our ability to make borrowings under our available credit facilities is subject to the absence of material adverse changes in our business. Our ability to maintain our credit facilities may also be impacted by changes in our ownership base. More specifically, we may be required to prepay a majority of our debt facilities if (i) any person other than A. Wilhelmsen AS. and Cruise Associates and their respective affiliates (the "Applicable Group") acquires ownership of more than 33% of our common stock and the Applicable Group owns less of our common stock than such person or (ii) subject to certain exceptions, during any 24-month period, a majority of the Board is no longer comprised of individuals who were members of the Board on the first day of such period. Certain of our outstanding debt securities also contain change of control provisions that would be triggered by the acquisition of greater than 50% of our common stock by a person other than a member of the Applicable Group coupled with a ratings downgrade.

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

        In addition, under several of our agreements with credit card processors that accept credit cards for the sale of cruises and other services, the credit card processor may hold back a reserve from our credit card receivables following the occurrence of certain events, including a default under our major credit facilities. As of December 31, 2012, we were not required to maintain any reserve under such agreements.

Incidents or adverse publicity concerning the cruise vacation industry, unusual weather conditions and other natural disasters or disruptions could affect our reputation as well as impact our sales and results of operations.

        The operation of cruise ships, airplanes, land tours, port facilities and shore excursions involves the risk of accidents, illnesses, environmental incidents and other incidents which may bring into question guest safety, health, security and vacation satisfaction which could negatively impact our reputation. Incidents involving cruise ships, and, in particular the safety and security of guests and crew, such as the Costa Concordia incident, media coverage thereof, as well as adverse media publicity concerning the cruise vacation industry or unusual weather patterns or natural disasters or disruptions, such as hurricanes and earthquakes, and the collateral impact thereof could impact demand for our cruises. The considerable expansion in the use of social media over recent years has compounded the potential scope of the negative publicity that could be generated by those incidents. If any such incident occurs during a time of high seasonal demand, the effect could disproportionately impact our results of operations for the year. In addition, any events which impact the travel industry more generally may negatively impact our ability to deliver guests to our cruises and/or interrupt our ability to obtain services and goods from key vendors in our supply chain. Any of the foregoing could have an adverse impact on our results of operations and on industry performance.

The impact of disruptions in the global financial markets may affect the ability of our counterparties and others to perform their obligations to us.

        The financial crisis of 2008, including failures of financial service companies and the related liquidity crisis, disrupted the capital and credit markets and additional economic concerns from some of the countries in the European Union continue to strain the financial markets both in the US and internationally. A recurrence of these disruptions could cause our counterparties and others to breach their obligations to us under our contracts with them. This could include failures of banks or other financial service companies to fund required borrowings under our loan agreements or to pay us amounts that may become due under our derivative contracts for hedging of fuel prices, interest rates and foreign currencies or other agreements. If any of the foregoing occurs it may have a negative impact on our cash flows, including our ability to meet our obligations, our results of operations and our financial condition.

An increase in capacity worldwide or excess capacity in a particular market could adversely impact our cruise sales and/or pricing.

        Although our ships can be redeployed, cruise sales and/or pricing may be impacted both by the introduction of new ships into the marketplace and by deployment decisions of ourselves and our competitors. A total of 19 new ships with approximately 65,000 berths are on order for delivery through 2017 in the cruise industry. The further growth in capacity from these new ships and future orders, without an increase in the cruise industry's share of the vacation market, could depress cruise prices and impede our ability to achieve yield improvement. In addition, to the extent that we or our competitors deploy ships to a particular itinerary and the resulting capacity in that region exceeds the demand, we may lower pricing and profitability may be lower than anticipated. Any of the foregoing could have an adverse impact on our results of operations, cash flows and financial condition including potentially impairing the value of our ships, goodwill and other assets.

If we are unable to appropriately balance our cost management strategy with our goal of satisfying guest expectations it may adversely impact our business success.

        Our goals call for us to provide high quality products and deliver high quality services. There can be no assurances that we can successfully balance these goals with our cost containment efforts.

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

        Events such as terrorist and pirate attacks, war, and other hostilities and the resulting political instability, travel restrictions, the spread of contagious diseases and concerns over safety, health and security aspects of traveling or the fear of any of the foregoing have had, and could have in the future, a significant adverse impact on demand and pricing in the travel and vacation industry. As we continue to globalize our operations, we become susceptible to a wider range of adverse events.

Fluctuations in foreign currency exchange rates could affect our financial results.

        We earn revenues, pay expenses, recognize assets and incur liabilities in currencies other than the U.S. dollar, including, among others, the British pound sterling, the Canadian dollar, the euro, the Australian dollar and the Brazilian real. In 2012, we derived approximately 49% of revenues from operations outside the United States. Because our consolidated financial statements are presented in U.S. dollars, we must convert revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, absent offsetting changes in other foreign currencies, increases or decreases in the value of the U.S. dollar against other major currencies will affect our revenues, operating income and the value of balance sheet items denominated in foreign currencies. We use derivative financial instruments to mitigate our net balance sheet exposure to currency exchange rate fluctuations. However, there can be no assurances that fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies, would not materially affect our financial results.

        In addition, we have ship construction contracts which are denominated in euros. While we have entered into euro-denominated forward contracts and collar options to manage a portion of the currency risk associated with these ship construction contracts, we are exposed to fluctuations in the euro exchange rate for the portion of the ship construction contracts that has not been hedged. Additionally, if the shipyard is unable to perform under the related ship construction contract, any foreign currency hedges that were entered into to manage the currency risk would need to be terminated. Termination of these contracts could result in a significant loss.

Environmental, labor, health and safety, financial responsibility and other maritime regulations could affect operations and increase operating costs.

        The United States and various state and foreign government or regulatory agencies have enacted or are considering new environmental regulations or policies, such as requiring the use of low sulfur fuels, increasing fuel efficiency requirements, further restricting emissions, or other initiatives to limit greenhouse gas emissions that could increase our cost for fuel, cause us to incur significant expenses to purchase and/or develop new equipment and adversely impact the cruise vacation industry. Some environmental groups have also lobbied for more stringent regulation of cruise ships and have generated negative publicity about the cruise vacation industry and its environmental impact. See "Item 1. Business—Regulation—Environmental Regulations." An increase in fuel prices not only impacts our fuel costs, but also some of our other expenses, such as crew travel, freight and commodity prices.

        In addition, we are subject to various international, national, state and local laws, regulations and treaties that govern, among other things, safety standards applicable to our ships, treatment of disabled persons, health and sanitary standards applicable to our guests, security standards on board our ships and at the ship/port interface areas, and financial responsibilities to our guests. These issues are, and we believe will continue to be, an area of focus by the relevant authorities throughout the world, especially in light of the Costa Concordia incident. This could result in the enactment of more stringent regulation of cruise ships that could subject us to increasing compliance costs in the future.

Conducting business globally may result in increased costs and other risks.

        We operate our business globally and plan to continue to develop our international presence. Operating internationally exposes us to a number of risks, including unstable local economic conditions, volatile local political conditions, potential changes in duties and taxes, including changing interpretations of existing tax laws and regulations, required compliance with additional laws and policies affecting cruising, vacation or maritime businesses or governing the operations of foreign-based companies, currency fluctuations, interest rate movements, difficulties in operating under local business environments, U.S. and global anti-bribery laws or regulations, imposition of trade barriers and restrictions on repatriation of earnings. In addition, if a country where we have significant operations or obligations leaves the euro currency system, our financial condition may be adversely impacted. If we are unable to address these risks adequately, our financial position and results of operations could be adversely affected, including potentially impairing the value of our ships, goodwill and other assets.

        Operating globally also exposes us to numerous and sometimes conflicting legal and regulatory requirements. In many parts of the world, including countries in which we operate, practices in the local business communities might not conform to international business standards. We must adhere to policies designed to promote legal and regulatory compliance as well as applicable laws and regulations. However, we might not be successful in ensuring that our employees, agents, representatives and other third parties with which we associate throughout the world properly adhere to them. Failure by us, our employees or any of these third parties to adhere to our policies or applicable laws or regulations could result in penalties, sanctions, damage to our reputation and related costs which in turn could negatively affect our results of operations and cash flow.

Our attempts to expand our business into new markets may not be successful.

        While our historical focus has been to serve the North American cruise market, we have expanded our focus to increase our international guest sourcing, including sourcing from the Brazilian, Asian and Australian markets. Expansion into new markets requires significant levels of investment. There can be no assurance that these markets will develop as anticipated or that we will have success in these markets, and if we do not, we may be unable to recover our investment, which could adversely impact our business, financial condition and results of operations.

Ship construction, repair or revitalization delays or mechanical faults may result in cancellation of cruises or unscheduled drydocks and repairs and thus adversely affect our results of operations.

        We depend on shipyards to construct, repair and revitalize our cruise ships on a timely basis and in good working order. The sophisticated nature of building a ship involves risks. Delays or mechanical faults in ship construction or revitalization have in the past and may in the future result in delays or cancellation of cruises or necessitate unscheduled drydocks and repairs of ships. These events and any related adverse publicity could result in lost revenue, increased operating expenses, or both, and thus adversely affect our results of operations.

Shipyards and their subcontractors may experience financial difficulties which could cause or result in delay, ship cancellations, our inability to procure new capacity in a timely fashion or increases in shipbuilding costs that could adversely affect our results of operations.

        We rely on shipyards to construct, repair and revitalize our vessels. Financial difficulties, liquidations or closures suffered by these shipyards and/or their subcontractors may impact the timely delivery or costs of new ships or the ability of shipyards to repair and revitalize our fleet in accordance with our needs or expectations. The shipyard that is building the two newbuilds for our TUI Cruises joint venture is currently experiencing financial difficulties. We have engaged in discussions with the shipyard to assess the impact on the ships they are building for TUI Cruises. This situation could have a material impact on the ability of the shipyard to deliver these ships in accordance with the terms of the contract, the costs borne by TUI Cruises associated with these ships and/or the financial support that we may need to provide (e.g. parent guarantees, additional equity contributions) to seek to ensure timely completion.

        In addition, there are a limited number of shipyards with the capability and capacity to build our new vessels and, accordingly, closures or consolidation in the cruise shipyard industry could impact our ability to construct new vessels when and as planned and/or could result in stronger bargaining power on the part of the shipyards and thus higher prices for our future ship orders. Delivery delays and cancelled deliveries can adversely affect our results of operations, as can any constraints on our ability to build, repair and maintain our ships on a timely basis.

Our operating costs, especially fuel expenditures, could increase due to market forces and economic or geopolitical factors beyond our control.

        Expenditures for fuel represent a significant cost of operating our business. If fuel prices rise significantly in a short period of time, we may be unable to increase fares or other fees sufficiently to offset fully our increased fuel costs. We routinely hedge a portion of our future fuel requirements to protect against rising fuel costs. However, there can be no assurance that our hedge contracts will provide a sufficient level of protection against increased fuel costs or that our counterparties will be able to perform under our hedge contracts, such as in the case of a counterparty's bankruptcy. Further volatility in fuel prices or disruptions in fuel supplies could have a material adverse effect on our results of operations, financial condition and liquidity.

        Our other operating costs, including food, payroll, airfare, taxes, insurance and security costs are all subject to increases due to market forces and economic or political conditions or other factors beyond our control. Increases in these operating costs could adversely affect our profitability.

Unavailability of ports of call may adversely affect our results of operations.

        We believe that port destinations are a major reason why guests choose to go on a particular cruise or on a cruise vacation. The availability of ports is affected by a number of factors, including existing capacity constraints, constraints related to the size of certain ships, security concerns, adverse weather conditions and natural disasters, financial limitations on port development, exclusivity arrangements that ports may have with our competitors, local governmental regulations and local community concerns about port development and other adverse impacts on their communities from additional tourists. Any limitations on the availability of our ports of call or on the availability of shore excursion and other service providers at such ports could adversely affect our results of operations.

Price increases for commercial airline service for our guests or major changes or reduction in commercial airline service and/or availability could adversely impact the demand for cruises and undermine our ability to provide reasonably priced vacation packages to our guests.

        Many of our guests depend on scheduled commercial airline services to transport them to or from the ports where our cruises embark or disembark. Increases in the price of airfare would increase the overall price of the cruise vacation to our guests which may adversely impact demand for our cruises. In addition, changes in the availability of commercial airline services could adversely affect our guests' ability to obtain airfare as well as our ability to fly our guests to or from our cruise ships which could adversely affect our results of operations.

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

Disruptions in our shoreside operations or our information systems may adversely affect our results of operations.

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

The loss of key personnel, our inability to recruit or retain qualified personnel, or disruptions among our shipboard personnel due to strained employee relations could adversely affect our results of operations.

        Our success depends, in large part, on the skills and contributions of key executives and other employees, and on our ability to recruit and retain high quality employees. We must continue to recruit, retain and motivate management and other employees sufficient to maintain our current business and support our projected growth. Furthermore, as of December 31, 2012, 80% of our shipboard employees were covered by collective bargaining agreements. A dispute under our collective bargaining agreements could result in a work stoppage of those employees covered by the agreements. A loss of key employees or disruptions among our personnel could adversely affect our results of operations.

Business activities that involve our co-investment with third parties may subject us to additional risks.

        Partnerships, joint ventures, and other business structures involving our co-investment with third parties, such as our joint venture to operate TUI Cruises, generally include some form of shared control over the operations of the business and create additional risks, including the possibility that other investors in such ventures could become bankrupt or otherwise lack the financial resources to meet their obligations, or could have or develop business interests, policies or objectives that are inconsistent with ours. In addition, actions by another investor may present additional risks of operational difficulties or reputational or legal concerns.

A failure to keep pace with developments in technology or technological obsolescence could impair our operations or competitive position.

        Our business continues to demand the use of sophisticated technology and systems. These technologies and systems must be refined, updated, and/or replaced with more advanced systems in order to continue to meet our customers' demands and expectations. If we are unable to do so in a timely manner or within reasonable cost parameters or if we are unable to appropriately and timely train our employees to operate any of these new systems, our business could suffer. We also may not achieve the benefits that we anticipate from any new technology or system, and a failure to do so could result in higher than anticipated costs or could impair our operating results.

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

        Our business is subject to various United States and international laws and regulations that could lead to enforcement actions, fines, civil or criminal penalties or the assertion of litigation claims and damages. In addition, improper conduct by our employees, agents or joint venture partners could damage our reputation and/or lead to litigation or legal proceedings that could result in civil or criminal penalties, including substantial monetary fines. In certain circumstances it may not be economical to defend against such matters and/or a legal strategy may not ultimately result in us prevailing in a matter. Such events could lead to an adverse impact on our financial condition or results of operations.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Information about our cruise ships, including their size and primary areas of operation, may be found within the Operating Strategies—Fleet revitalization, maintenance and expansion section and the Operations—Cruise Ships and Itineraries section in Item 1. Business. Information regarding our cruise ships under construction, estimated expenditures and financing may be found within the Future Capital Commitments and Funding Needs and Sources sections of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Our principal executive office and principal shoreside operations are located at the Port of Miami, Florida where we lease three office buildings totaling approximately 361,800 square feet from Miami-Dade County, Florida, under long-term leases with current terms expiring in 2021. We lease two office buildings in the United Kingdom totaling approximately 57,000 square feet used to conduct our operations in the United Kingdom. We also lease a number of international offices throughout Europe, Asia, Mexico, South America and Australia to administer our brand operations globally.

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

        We also operate two private destinations which we utilize as a port-of-call on certain of our itineraries: (i) an island we own in the Bahamas which we call CocoCay; and (ii) Labadee, a secluded peninsula we lease on the north coast of Haiti.

Item 3.    Legal Proceedings

        Between August 1, 2011 and September 8, 2011, three similar purported class action lawsuits were filed against us and certain of our current and former officers in the U.S. District Court of the Southern District of Florida. The cases have since been consolidated and a consolidated amended complaint was filed on February 17, 2012. The consolidated amended complaint was filed on behalf of a purported class of purchasers of our common stock during the period from October 26, 2010 through July 27, 2011 and names the Company, our Chairman and CEO, our CFO, the President and CEO of our Royal Caribbean International brand and the former President and CEO of our Celebrity Cruises brand as defendants. The consolidated amended complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 as well as, in the case of the individual defendants, the control person provisions of the Securities Exchange Act. The complaint principally alleges that the defendants knowingly made incorrect statements concerning the Company's outlook for 2011 by not taking into proper account lagging European and Mediterranean bookings. The consolidated amended complaint seeks unspecified damages, interest, and attorneys' fees. We filed a motion to dismiss the complaint on April 9, 2012. Briefing on that motion was completed on August 2, 2012. The motion is currently pending. We believe the claims made against us are without merit and we intend to vigorously defend ourselves against them.

        A class action complaint was filed in June 2011 against Royal Caribbean Cruises Ltd. in the United States District Court for the Southern District of Florida on behalf of a purported class of stateroom attendants employed onboard Royal Caribbean International cruise vessels alleging that they were required to pay other crew members to help with their duties in violation of the U.S. Seaman's Wage Act. The lawsuit also alleges that certain stateroom attendants were required to work back of house assignments without the ability to earn gratuities in violation of the U.S. Seaman's Wage Act. Plaintiffs seek judgment for damages, wage penalties and interest in an indeterminate amount. In May 2012, the Court granted our motion to dismiss the complaint on the basis that the applicable collective bargaining agreement requires any such claims to be arbitrated. Plaintiff's appeal of this decision was dismissed for lack of jurisdiction by the United States Court of Appeals, 11th Circuit. Plaintiffs are seeking to renew their appeal. We believe the appeal is without merit as are the underlying claims made against us and we intend to vigorously defend ourselves against them.

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

Item 4.    Mine Safety Disclosures

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock is listed on the New York Stock Exchange ("NYSE") and the Oslo Stock Exchange ("OSE") under the symbol "RCL". The table below sets forth the high and low sales prices of our common stock as reported by the NYSE and the OSE for the two most recent years by quarter:

	NYSE Common Stock		OSE Common Stock(1)
	High	Low	High	Low
2012
Fourth Quarter	$36.18	$30.26	202.50	169.70
Third Quarter	31.97	22.45	182.90	134.50
Second Quarter	29.45	22.12	167.60	134.60
First Quarter	31.96	25.40	183.70	149.30
2011
Fourth Quarter	$30.99	$18.70	168.00	111.60
Third Quarter	39.43	21.50	214.30	121.10
Second Quarter	42.30	32.68	232.60	180.00
First Quarter	49.99	40.26	293.10	226.30

(1)
Denominated in Norwegian kroner, as listed in the price history database available at www.oslobors.no.

Holders

        As of February 13, 2013 there were 1,128 record holders of our common stock. Since certain of our shares are held by brokers and other institutions on behalf of shareholders, the foregoing number is not representative of the number of beneficial owners.

Dividends

        In July 2011, our Board of Directors reinstated our quarterly dividend, which had been discontinued in the fourth quarter of 2008. We subsequently declared cash dividends on our common stock of $0.10 per share during the third and fourth quarters of 2011 and the first and second quarters of 2012. We increased the dividend amount to $0.12 per share for the dividends declared in the third and fourth quarters of 2012.

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

Performance Graph

        The following graph compares the total return, assuming reinvestment of dividends, on an investment in the Company, based on performance of the Company's common stock, with the total return of the Standard & Poor's 500 Composite Stock Index and the Dow Jones United States Travel and Leisure Index for a five year period by measuring the changes in common stock prices from December 31, 2007 to December 31, 2012.

	12/07	12/08	12/09	12/10	12/11	12/12
Royal Caribbean Cruises Ltd.	100.00	32.89	60.47	112.43	59.75	83.26
S&P 500	100.00	63.00	79.67	91.67	93.61	108.59
Dow Jones US Travel & Leisure	100.00	64.87	84.97	120.13	128.17	145.26

        The stock performance graph assumes for comparison that the value of the Company's common stock and of each index was $100 on December 31, 2007 and that all dividends were reinvested. Past performance is not necessarily an indicator of future results.

Item 6.    Selected Financial Data

        The selected consolidated financial data presented below for the years 2008 through 2012 and as of the end of each such year are derived from our audited consolidated financial statements and should be read in conjunction with those financial statements and the related notes as well as in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Operating Data:
Total revenues	$7,688,024	$7,537,263	$6,752,504	$5,889,826	$6,532,525
Operating income(1)	403,110	931,628	802,633	488,511	831,984
Net income(1)(2)	18,287	607,421	515,653	152,485	573,722
Per Share Data—Basic:
Net income	$0.08	$2.80	$2.40	$0.71	$2.69
Weighted-average shares	217,930	216,983	215,026	213,809	213,477
Per Share Data—Diluted:
Net income	$0.08	$2.77	$2.37	$0.71	$2.68
Weighted-average shares and potentially dilutive shares	219,457	219,229	217,711	215,295	214,195
Dividends declared per common share	$0.44	$0.20	$0.00	$0.00	$0.45
Balance Sheet Data:
Total assets	$19,827,930	$19,804,405	$19,653,829	$18,224,425	$16,463,310
Total debt, including capital leases	8,489,947	8,495,853	9,150,116	8,419,770	7,011,403
Common stock	2,291	2,276	2,262	2,243	2,239
Total shareholders' equity	8,308,749	8,407,823	7,900,752	7,489,781	6,803,012

(1)
Amounts for 2012 include an impairment charge of $385.4 million to write down Pullmantur's goodwill to its implied fair value and to write down trademarks and trade names and certain long-lived assets, consisting of three aircraft owned and operated by Pullmantur Air, to their fair value. (See Valuation of Goodwill, Indefinite-Lived Intangible Assets and Long-Lived Assets under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for more information regarding the impairment of these assets).

(2)
Amounts for 2012 include a $33.7 million charge to record a 100% valuation allowance related to our deferred tax assets for Pullmantur. In addition, we reduced the deferred tax liability related to Pullmantur's trademarks and trade names by $5.2 million. These adjustments resulted in an increase of $28.5 million to other (expense) income. (See Valuation of Goodwill, Indefinite-Lived Intangible Assets and Long-Lived Assets under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for more information regarding these transactions).

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Concerning Forward-Looking Statements

        The discussion under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document, including, for example, under the "Risk Factors" and "Business" captions, includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance (including our expectations for the first quarter and full year of 2013 set forth under the heading "Outlook" below), business and industry prospects or future results of operations or financial position, made in this Annual Report on Form 10-K are forward-looking. Words such as "anticipate," "believe," "could," "estimate," "expect," "goal," "intend," "may," "plan," "project," "seek," "should," "will," and similar expressions are intended to further identify any of these forward-looking statements. Forward-looking statements reflect management's current expectations but they are based on judgments and are inherently uncertain. Furthermore, they are subject to risks, uncertainties and other factors, that could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to, the following:

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
  changes in our principal shareholders;

  •
  uncertainties of a foreign legal system as we are not incorporated in the United States;

  •
  the unavailability of ports of call; and

  •
  weather.

        The above examples are not exhaustive and, in addition, new risks emerge from time to time. All forward-looking statements made in this Annual Report on Form 10-K speak only as of the date of this document. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should consider the areas of risk described above, as well as those set forth under the heading "Risk Factors" in Part I, Item 1A. in this Annual Report on Form 10-K, when considering any forward-looking statements that may be made by us and our business generally.

Overview

        The discussion and analysis of our financial condition and results of operations has been organized to present the following:

  •
  a review of our critical accounting policies and review of our financial presentation, including discussion of certain operational and financial metrics we utilize to assist us in managing our business;

  •
  a discussion of our results of operations for the year ended December 31, 2012 compared to the same period in 2011 and the year ended December 31, 2011 compared to the same period in 2010;

  •
  a discussion of our business outlook, including our expectations for selected financial items for the first quarter and full year of 2013; and

  •
  a discussion of our liquidity and capital resources, including our future capital and contractual commitments and potential funding sources.

Critical Accounting Policies

        Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). (See Note 1. General and Note 2. Summary of Significant Accounting Policies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data.) Certain of our accounting policies are deemed "critical," as they require management's highest degree of judgment, estimates and assumptions. We have discussed these accounting policies and estimates with the audit committee of our board of directors. We believe our most critical accounting policies are as follows:

Ship Accounting

        Our ships represent our most significant assets and are stated at cost less accumulated depreciation and amortization. Depreciation of ships is generally computed net of a 15% projected residual value using the straight-line method over the estimated useful life of the asset, which is generally 30 years. The 30 year useful life of our newly constructed ships and 15% associated residual value are both based on the weighted-average of all major components of a ship. Our useful life and residual value estimates take into consideration the impact of anticipated technological changes, long-term cruise and vacation market conditions and historical useful lives of similarly-built ships. In addition, we take into consideration our estimates of the weighted-average useful lives of the ships' major component systems, such as hull, superstructure, main electric, engines and cabins. Given the very large and complex nature of our ships, our accounting estimates related to ships and determinations of ship improvement costs to be capitalized require considerable judgment and are inherently uncertain. We do not have cost segregation studies performed to specifically componentize our ship systems. Therefore, we estimate the costs of component systems based principally on general and technical information known about major ship component systems and their lives and our knowledge of the cruise vacation industry. We do not identify and track depreciation by ship component systems, but instead utilize these estimates to determine the net cost basis of assets replaced or refurbished. Improvement costs that we believe add value to our ships are capitalized as additions to the ship and depreciated over the shorter of the improvements' estimated useful lives or that of the associated ship. The estimated cost and accumulated depreciation of replaced or refurbished ship components are written off and any resulting losses are recognized in cruise operating expenses.

        We use the deferral method to account for drydocking costs. Under the deferral method, drydocking costs incurred are deferred and charged to expense on a straight-line basis over the period to the next scheduled drydock, which we estimate to be a period of thirty to sixty months based on the vessel's age as required by Class. Deferred drydock costs consist of the costs to drydock the vessel and other costs incurred in connection with the drydock which are necessary to maintain the vessel's Class certification. Class certification is necessary in order for our cruise ships to be flagged in a specific country, obtain liability insurance and legally operate as passenger cruise ships. The activities associated with those drydocking costs cannot be performed while the vessel is in service and, as such, are done during a drydock as a planned major maintenance activity. The significant deferred drydock costs consist of hauling and wharfage services provided by the drydock facility, hull inspection and related activities (e.g. scraping, pressure cleaning, bottom painting), maintenance to steering propulsion, stabilizers, thruster equipment and ballast tanks, port services such as tugs, pilotage and line handling, and freight associated with these items. We perform a detailed analysis of the various activities performed for each drydock and only defer those costs that are directly related to planned major maintenance activities necessary to maintain Class. The costs deferred are not otherwise routinely periodically performed to maintain a vessel's designed and intended operating capability. Repairs and maintenance activities are charged to expense as incurred.

        We use judgment when estimating the period between drydocks, which can result in adjustments to the estimated amortization of drydock costs. If the vessel is disposed of before the next drydock, the remaining balance in deferred drydock is written-off to the gain or loss upon disposal of vessel in the period in which the sale takes place. We also use judgment when identifying costs incurred during a drydock which are necessary to maintain the vessel's Class certification as compared to those costs attributable to repairs and maintenance which are expensed as incurred. (See Note 2. Summary of Significant Accounting Policies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data).

        We believe we have made reasonable estimates for ship accounting purposes. However, should certain factors or circumstances cause us to revise our estimates of ship useful lives or projected residual values, depreciation expense could be materially higher or lower. If circumstances cause us to change our assumptions in making determinations as to whether ship improvements should be capitalized, the amounts we expense each year as repairs and maintenance costs could increase, partially offset by a decrease in depreciation expense. If we had reduced our estimated average 30-year ship useful life by one year, depreciation expense for 2012 would have increased by approximately $40.4 million. If our ships were estimated to have no residual value, depreciation expense for 2012 would have increased by approximately $166.7 million.

Valuation of Goodwill, Indefinite-Lived Intangible Assets and Long-Lived Assets

        We review goodwill, trademarks and trade names, which are our most significant indefinite-lived intangible assets, for impairment at the reporting unit level annually or, when events or circumstances dictate, more frequently. The impairment review for goodwill consists of a qualitative assessment of whether it is more-likely-than-not that a reporting unit's fair value is less than its carrying amount, and if necessary, a two-step goodwill impairment test. Factors to consider when performing the qualitative assessment include general economic conditions, limitations on accessing capital, changes in forecasted operating results, changes in fuel prices and fluctuations in foreign exchange rates. If the qualitative assessment demonstrates that it is more-likely-than-not that the estimated fair value of the reporting unit exceeds its carrying value, it is not necessary to perform the two-step goodwill impairment test. We may elect to bypass the qualitative assessment and proceed directly to step one, for any reporting unit, in any period. We can resume the qualitative assessment for any reporting unit in any subsequent period.

        When performing the two-step goodwill impairment test, the fair value of the reporting unit is determined and compared to the carrying value of the net assets allocated to the reporting unit. We estimate the fair value of our reporting units using a probability-weighted discounted cash flow model. The estimation of fair value utilizing discounted expected future cash flows includes numerous uncertainties which require our significant judgment when making assumptions of expected revenues, operating costs, marketing, selling and administrative expenses, interest rates, ship additions and retirements as well as assumptions regarding the cruise vacation industry's competitive environment and general economic and business conditions, among other factors. The principal assumptions used in the discounted cash flow model are projected operating results, weighted-average cost of capital, and terminal value. The discounted cash flow model uses our 2013 projected operating results as a base. To that base we add future years' cash flows assuming multiple revenue and expense scenarios that reflect the impact of different global economic environments beyond 2013 on the reporting unit. We discount the projected cash flows using rates specific to the reporting unit based on its weighted-average cost of capital. If the fair value of the reporting unit exceeds its carrying value, no further analysis or write-down of goodwill is required. If the fair value of the reporting unit is less than the carrying value of its net assets, the implied fair value of the reporting unit is allocated to all its underlying assets and liabilities, including both recognized and unrecognized tangible and intangible assets, based on their fair value. If necessary, goodwill is then written down to its implied fair value.

        The impairment review for indefinite-life intangible assets consists of a comparison of the fair value of the asset with its carrying amount. We estimate the fair value of our indefinite-life intangible assets, which consist of trademarks and trade names related to Pullmantur, using a discounted cash flow model and the relief-from-royalty method. The royalty rate used is based on comparable royalty agreements in the tourism and hospitality industry. The discount rate used is comparable to the rate used in valuing the Pullmantur reporting unit in our goodwill impairment test. If the carrying amount exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. If the fair value exceeds its carrying amount, the indefinite-life intangible asset is not considered impaired. Other intangible assets assigned finite useful lives are amortized on a straight-line basis over their estimated useful lives.

        The factors influencing expected future cash flows for purposes of goodwill impairment testing discussed above also affect the assessment of recoverability of Pullmantur's deferred tax assets. Pullmantur's deferred tax assets principally result from net operating loss carryforwards. We regularly review deferred tax assets for recoverability based on our history of earnings, expectations of future earnings, and tax planning strategies. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income to support the amount of deferred tax assets. A valuation allowance is recorded in those circumstances in which we conclude it is not more-likely-than-not we will recover the deferred tax assets prior to their expiration.

        We review our ships, aircraft and other long-lived assets for impairment whenever events or changes in circumstances indicate, based on estimated undiscounted future cash flows, that the carrying amount of these assets may not be fully recoverable. We evaluate asset impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The lowest level for which we maintain identifiable cash flows that are independent of the cash flows of other assets and liabilities is at the ship level for our ships and at the aggregated asset group level for our aircraft. (See Note 2. Summary of Significant Accounting Policies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data). If estimated future cash flows are less than the carrying value of an asset, an impairment charge is recognized for the difference between the asset's estimated fair value and its carrying value.

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

  Impairment of Pullmantur related assets

        During the fourth quarter of 2012, we performed our annual impairment review of goodwill for Pullmantur's reporting unit. We did not perform a qualitative assessment but instead proceeded directly to the two-step goodwill impairment test. Pullmantur is a brand targeted primarily at the Spanish, Portuguese and Latin American markets and although Pullmantur has diversified its passenger sourcing over the past few years, Spain still represents Pullmantur's largest market. As previously disclosed, European economies continued to demonstrate instability in light of heightened concerns over sovereign debt issues as well as the impact of proposed austerity measures on certain markets. The Spanish economy was more severely impacted than many other economies and there is significant uncertainty as to when it will recover. In addition, the impact of the Costa Concordia incident has had a more lingering effect than expected and the impact in future years is uncertain. These factors were identified in the past as significant risks which could lead to the impairment of Pullmantur's goodwill.

        The Spanish economy has progressively worsened and forecasts suggest the challenging operating environment will continue for an extended period of time. The unemployment rate in Spain reached

26% during the fourth quarter of 2012 and is expected to rise further in 2013. The International Monetary Fund, which had projected GDP growth of 1.8% a year ago, revised its 2013 GDP projections downward for Spain to a contraction of 1.3% during the fourth quarter of 2012 and further reduced it to a contraction of 1.5% in January of 2013. During the latter half of 2012 new austerity measures, such as increases to the Value Added Tax, cuts to benefits, the phasing out of exemptions and the suspension of government bonuses, were implemented by the Spanish government. We believe these austerity measures are having a larger impact on consumer confidence and discretionary spending than previously anticipated. As a result, there has been a significant deterioration in bookings from guests sourced from Spain during the 2013 WAVE season. The combination of all of these factors has caused us to negatively adjust our cash flow projections, especially our closer-in Net Yield assumptions and the expectations regarding future capacity growth for the brand.

        Based on our updated cash flow projections, we determined the implied fair value of goodwill was $145.5 million and recognized an impairment charge of $319.2 million. Similarly, we determined that the fair value of Pullmantur's trademarks and trade names no longer exceeded their carrying value. Accordingly, we recognized an impairment charge of approximately $17.4 million to write down trademarks and trade names to their fair value of $204.9 million.

        As part of step two of our goodwill impairment analysis, we identified that the estimated fair values of certain long-lived assets, consisting of three aircraft owned and operated by Pullmantur Air, were less than their carrying values. As a result, we proceeded to our long-lived asset impairment test. Pullmantur's strategy to further diversify its passenger sourcing and reduce its reliance on the Spanish market has led us to reduce the expected years in which we will use these aircraft when performing the undiscounted cash flow test. The undiscounted cash flows for Pullmantur's aircraft were determined to be less than their carrying value and an impairment charge of $48.9 million was required.

        The combined impairment charge of $385.4 million related to Pullmantur's goodwill, trademarks and trade names and aircraft was recognized in earnings during the quarter ended December 31, 2012 and is reported within Impairment of Pullmantur related assets within our consolidated statements of comprehensive income (loss).

        The factors influencing the Spanish economy and Pullmantur's operating cash flows discussed above also affect the recoverability of Pullmantur's deferred tax assets. During the fourth quarter of 2012, we updated our deferred tax asset recoverability analysis for projections included within the goodwill valuation model discussed above. These projections, including the impact of recently enacted laws regarding net operating loss utilization, and the review of our tax planning strategies show that it is no longer more-likely-than-not that we will recover the deferred tax assets prior to their expiration. As such, we have determined that a 100% valuation allowance of our deferred tax assets was required resulting in a deferred income tax expense of $33.7 million. In addition, Pullmantur has a deferred tax liability that was recorded at the time of acquisition. This liability represents the tax effect of the basis difference between the tax and book values of the trademarks and trade names that were acquired at the time of the acquisition. Due to the impairment charge related to these intangible assets, we reduced the deferred tax liability by $5.2 million. The net $28.5 million impact of these adjustments was recognized in earnings during the fourth quarter of 2012 and is reported within Other (expense) income in our statements of comprehensive income (loss).

        If the Spanish economy weakens further or recovers more slowly than contemplated or if the economies of other markets (e.g. France, Brazil, Latin America) perform worse than contemplated in our discounted cash flow model, or if there are material changes to our projected future cash flows used in the impairment analyses, especially in Net Yields, an additional impairment charge of the Pullmantur reporting unit's goodwill, trademarks, trade names and long-lived assets may be required.

  Royal Caribbean International

        During the fourth quarter of 2012, we performed a qualitative assessment of the Royal Caribbean International reporting unit. Based on our qualitative assessment, we concluded that it was more-likely-than-not that the estimated fair value of the Royal Caribbean International reporting unit exceeded its carrying value as of December 31, 2012 and thus, did not proceed to the two-step goodwill impairment test. No indicators of impairment exist primarily because the reporting unit's fair value has consistently exceeded its carrying value by a significant margin, its financial performance has been solid in the face of mixed economic environments and forecasts of operating results generated by the reporting unit appear sufficient to support its carrying value.

Derivative Instruments

        We enter into various forward, swap and option contracts to manage our interest rate exposure and to limit our exposure to fluctuations in foreign currency exchange rates and fuel prices. These instruments are recorded on the balance sheet at their fair value and the vast majority are designated as hedges. We also have non-derivative financial instruments designated as hedges of our net investment in our foreign operations and investments. The fuel options we have entered into represent economic hedges which are not designated as hedging instruments for accounting purposes and thus, changes in their fair value are immediately recognized in earnings. Although certain of our derivative financial instruments do not qualify or are not accounted for under hedge accounting, our derivative instruments are not held for trading or speculative purposes. We account for derivative financial instruments in accordance with authoritative guidance. Refer to Note 2. Summary of Significant Accounting Policies and Note 13. Fair Value Measurements and Derivative Instruments to our consolidated financial statements for more information on related authoritative guidance, the Company's hedging programs and derivative financial instruments.

        We enter into foreign currency forward contracts and collars, interest rate, cross-currency and fuel swaps and options with third party institutions in over-the-counter markets. We estimate the fair value of our foreign currency forward contracts and interest rate and cross-currency swaps using expected future cash flows based on the instruments' contract terms and published forward curves for foreign currency exchange and interest rates. We apply present value techniques and LIBOR-based discount rates to convert the expected future cash flows to the current fair value of the instruments.

        We estimate the fair value of our foreign currency collars using standard option pricing models with inputs based on the options' contract terms, such as exercise price and maturity, and readily available public market data, such as foreign exchange curves, foreign exchange volatility levels and discount rates.

        We estimate the fair value of our fuel swaps using expected future cash flows based on the swaps' contract terms and forward prices. We derive forward prices from forward fuel curves based on pricing inputs provided by third-party institutions that transact in the fuel indices we hedge. We validate these pricing inputs against actual market transactions and published price quotes for similar assets. We apply present value techniques and LIBOR-based discount rates to convert the expected future cash flows to the current fair value of the instruments. We also corroborate our fair value estimates using valuations provided by our counterparties.

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

Seasonality

        Our revenues are seasonal based on demand for cruises. Demand is strongest for cruises during the Northern Hemisphere's summer months and holidays. In order to mitigate the impact of the winter weather in the Northern Hemisphere and to capitalize on the summer season in the Southern Hemisphere, our brands have increased deployment to South America and Australia during the Northern Hemisphere winter months.

Financial Presentation

Description of Certain Line Items

  Revenues

        Our revenues are comprised of the following:

  •
  Passenger ticket revenues, which consist of revenue recognized from the sale of passenger tickets and the sale of air transportation to and from our ships; and

  •
  Onboard and other revenues, which consist primarily of revenues from the sale of goods and/or services onboard our ships not included in passenger ticket prices, cancellation fees, sales of vacation protection insurance, pre- and post-cruise tours, Pullmantur's land-based tours and hotel and air packages including Pullmantur Air's charter business to third parties.

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

  •
  Fuel expenses, which include fuel and related delivery and storage costs, including the financial impact of fuel swap agreements; and

  •
  Other operating expenses, which consist primarily of operating costs such as repairs and maintenance, port costs that do not vary with passenger head counts, vessel operating lease costs, costs associated with Pullmantur's land-based tours and Pullmantur Air's charter business to third parties, vessel related insurance and entertainment.

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

        Available Passenger Cruise Days ("APCD") is our measurement of capacity and represents double occupancy per cabin multiplied by the number of cruise days for the period. We use this measure to perform capacity and rate analysis to identify our main non-capacity drivers that cause our cruise revenue and expenses to vary.

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

        Net Debt-to-Capital is a ratio which represents total long-term debt, including current portion of long-term debt, less cash and cash equivalents ("Net Debt") divided by the sum of Net Debt and total shareholders' equity. We believe Net Debt and Net Debt-to-Capital, along with total long-term debt and shareholders' equity are useful measures of our capital structure. A reconciliation of historical Debt-to-Capital to Net Debt-to-Capital is provided below under Results of Operations.

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

        We believe that the impairment charges recognized in 2012 related to Pullmantur's goodwill, trademarks, trade names and long-lived assets and the charges related to the adjustments to Pullmantur's deferred tax assets and deferred tax liability ("the impairment related charges") are not an indication of our future earnings performance. As such, we believe it is more meaningful for the impairment related charges to be excluded from our net income and earnings per share, and accordingly, we have elected to also present non-GAAP net income and non-GAAP EPS excluding these impairment related charges for the year ended December 31, 2012.

        We believe Net Yields, Net Cruise Costs and Net Cruise Costs Excluding Fuel are our most relevant non-GAAP financial measures. However, a significant portion of our revenue and expenses are denominated in currencies other than the United States dollar. Because our reporting currency is the United States dollar, the value of these revenues and expenses can be affected by changes in currency exchange rates. Although such changes in local currency prices is just one of many elements impacting our revenues and expenses, it can be an important element. For this reason, we also monitor Net Yields, Net Cruise Costs and Net Cruise Costs Excluding Fuel as if the current periods' currency exchange rates had remained constant with the comparable prior periods' rates, or on a "Constant Currency" basis.

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

Executive Overview

        We believe our results of operations for 2012 demonstrate the strength and resiliency of our brands and the value proposition of a cruise vacation. Despite the slow pace of the economic recovery and the continued instability in the global economic landscape, especially in Europe, our net income for 2012, before the impairment related charges, was $432.2 million and our Net Yields increased 1.5%. During the fourth quarter of 2012, we recognized an impairment charge of $385.4 million to write down Pullmantur's goodwill to its implied fair value and to write down trademarks and trade names and certain long-lived assets, consisting of three aircraft owned and operated by Pullmantur Air, to their fair value. In addition, we recognized a $33.7 million charge to record a 100% valuation allowance related to our deferred tax assets for Pullmantur and we reduced the deferred tax liability related to Pullmantur's trademarks and trade names by $5.2 million. As a result, our net income for 2012 was $18.3 million as compared to $607.4 million for 2011, which was not impacted by the impairment related charges.

        Our results of operations for the year ended December 31, 2012 were also negatively impacted by the effect of the Costa Concordia incident on booking patterns throughout the industry. These effects were magnified by the timing of the incident, which occurred in early 2012 during WAVE season (traditionally the first two months of the year where cruise lines experience disproportionately higher volume cruise sales). We continue to believe the impact of the Costa Concordia incident will not have a significant long term impact on our business.

        Our results of operations were also influenced by changes to our international distribution system mainly in Brazil implemented in late 2011 pursuant to which we began directly distributing certain of our cruises rather than indirectly distributing them through charter arrangements. In addition, our results were impacted by certain deployment initiatives including, but not limited to, increased deployment in Australia and China.

        Our continued focus on cost control has helped us to maintain our profitability despite a tough operating environment with upward pressure on costs. We intend to continue these efforts during 2013. In addition, during 2013 we will continue to strengthen our revenue enhancement opportunities by strategically investing in a number of projects, including the introduction of beverage packages fleet wide, retail and casino enhancements, the continuation of our vessel revitalization program, the introduction of new onboard revenue initiatives and various information technology infrastructure investments. We also intend to enhance our focus on identifying the needs of our guests and creating product features that our customers value. We are focused on targeting high-value guests by better understanding consumer data and insights and creating communication strategies that best resonate with our target audiences. In 2013, we will continue to focus on the development of key markets in Asia and we will focus on sourcing guests and adding capacity to other markets where we expect significant growth and profitability, such as Australia. We believe these initiatives will provide opportunities for increased ticket and onboard revenues with the ultimate goal of maximizing our long-term return on invested capital and shareholder value.

        During 2012, we took delivery of Celebrity Reflection, the fifth and final Solstice-class ship, and ordered a third Oasis-class ship through a conditional agreement. The agreement is subject to certain closing conditions and is expected to become effective in the first quarter of 2013. The ship is scheduled for delivery in the second quarter of 2016. We also have two Quantum-class ships on order for Royal Caribbean International which are expected to enter service in the third quarter of 2014 and in the second quarter of 2015, respectively, and two ships on order for our joint venture TUI Cruises which are scheduled for delivery in the second quarter of 2014 and second quarter of 2015, respectively. As part of our vessel revitalization program, five ships were revitalized for the Royal Caribbean International brand during 2012. By the end of 2013, we expect that all of the Vision-class and Freedom-class ships and all but one of the Radiance-class ships will have been revitalized. For the

Celebrity Cruises brand, two ships underwent revitalization during 2012 to incorporate certain Solstice-class features. By the end of 2013, the Millennium-class revitalization program will be complete as the final ship is scheduled to be revitalized during the course of 2013.

        As of December 31, 2012, our liquidity position remained strong at $2.2 billion, consisting of approximately $194.9 million in cash and cash equivalents and $2.0 billion available under our unsecured credit facilities. In addition, we continue to be focused on our goal of returning to an investment grade credit rating. We have already made strides in this direction and further improvements are anticipated through increasing operating cash flow, a moderate capital expenditure program, retiring of debt and favorable financing programs.

        In 2012, we implemented a number of actions in furtherance of our refinancing strategy for our maturities in 2013 and 2014. These actions, which enabled us to refinance a portion of our outstanding indebtedness with later maturity debt without increasing our total level of indebtedness included:

  •
  obtaining funds through the incurrence of $940.0 million of new debt obligations, including $650.0 million of 5.25% unsecured senior notes due November 2022 and a $290.0 million unsecured term loan due February 2016. With these funds we were able to repay amounts outstanding under our revolving credit facilities and repurchase €255.0 million, or approximately $328.0 million, in aggregate principal amount of our €1.0 billion 5.625% unsecured senior notes due 2014, and

  •
  our establishment of new borrowing capacity, including €365.0 million in available capacity under a Euro-denominated unsecured term loan due July 2017 to be drawn at any time on or prior to June 30, 2013 and $233.0 million of additional revolving credit capacity utilizing the accordion feature on our revolving facility due July 2016.

        During 2013, it is likely we will secure additional liquidity in the capital and/or credit markets as part of our refinancing strategy for our upcoming 2013 and 2014 maturities. We anticipate funding these maturities and other obligations in 2013 through a combination of currently available and anticipated new credit facilities and other financing arrangements and operating cash flows.

Results of Operations

        In addition to the items discussed above under "Executive Overview", significant items for 2012 include:

  •
  Total revenues increased 2.0% to $7.7 billion from $7.5 billion in 2011 partially due to a 1.5% increase in Net Yields and a 1.4% increase in capacity (measured by APCD for such period).

  •
  Cruise operating expenses increased 4.3% to $5.2 billion from $4.9 billion in 2011 partially due to an increase in fuel expenses and the 1.4% increase in capacity noted above.

  •
  We recognized an impairment charge of $385.4 million to write down Pullmantur's goodwill to its implied fair value and to write down trademarks and trade names and certain long-lived assets, consisting of three aircraft owned and operated by Pullmantur Air, to their fair value. In addition, we recognized a $33.7 million charge to record a 100% valuation allowance related to our deferred tax assets for Pullmantur and we reduced the deferred tax liability related to Pullmantur's trademarks and trade names by $5.2 million. As a result, our net income for 2012 was $18.3 million as compared to $607.4 million for 2011.

  •
  We took delivery of Celebrity Reflection. To finance the purchase we borrowed $673.5 million under our previously committed 12-year unsecured term loan which is 95% guaranteed by Hermes. See Note 7. Long-Term Debt to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information.

  •
  We exercised our option under our agreement with Meyer Werft to construct Anthem of the Seas, the second Quantum-class ship for Royal Caribbean International with approximately 4,100 berths which is expected to enter service in the second quarter of 2015. We have a committed bank financing agreement to finance the purchase of the ship which includes a sovereign financing guarantee. See Note 14. Commitments and Contingencies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information.

  •
  We reached a conditional agreement with STX France to build the third Oasis-class ship for Royal Caribbean International. The agreement is subject to certain closing conditions and is expected to become effective in the first quarter of 2013. The ship will have a capacity of approximately 5,400 berths and is expected to enter service in the second quarter of 2016. If the agreement becomes effective, Pullmantur's Atlantic Star, which has been out of operation since 2009, will be transferred to an affiliate of STX France as part of the consideration. The transfer is not expected to result in a gain or a loss. See Note 5. Property and Equipment to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information.

Other Items:

  •
  TUI Cruises, our 50% joint venture, entered into an agreement with STX Finland to build its second newbuild ship, scheduled for delivery in the second quarter of 2015. TUI Cruises has entered into a credit agreement providing financing for up to 80% of the contract price of the ship.

        We reported historical total revenues, operating income, net income, non-GAAP net income (excluding the impairment related charges), earnings per share and non-GAAP earnings per share (excluding the impairment related charges) as shown in the following table (in thousands, except per share data):

	Year Ended December 31,
	2012	2011	2010
Total revenues	$7,688,024	$7,537,263	$6,752,504

Operating income	$403,110	$931,628	$802,633

Net income	$18,287	$607,421	$515,653

Pullmantur impairment related charges	413,932	—	—
Non-GAAP Net income	$432,219	$607,421	$515,653

Basic earnings per share:
Net income	$0.08	$2.80	$2.40
Non-GAAP Net income	$1.98	$2.80	$2.40
Diluted earnings per share:
Net income	$0.08	$2.77	$2.37
Non-GAAP Net income	$1.97	$2.77	$2.37

        The following table presents historical operating data as a percentage of total revenues for the last three years:

	Year Ended December 31,
	2012	2011	2010
Passenger ticket revenues	72.8%	73.3%	72.7%
Onboard and other revenues	27.2	26.7	27.3

Total revenues	100.0%	100.0%	100.0%
Cruise operating expenses:
Commissions, transportation and other	16.8%	17.2%	17.4%
Onboard and other	6.9	7.1	7.1
Payroll and related	10.8	11.0	11.4
Food	5.8	5.6	5.7
Fuel	11.8	10.1	9.6
Other operating	15.0	14.5	14.8

Total cruise operating expenses	67.1	65.6	66.0
Marketing, selling and administrative expenses	13.2	12.7	12.6
Depreciation and amortization expenses	9.5	9.3	9.5
Impairment of Pullmantur related assets	5.0	—	—

Operating income	5.2	12.4	11.9
Other expense	(5.0)	(4.3)	(4.2)

Net income	0.2%	8.1%	7.6%

        Selected historical statistical information is shown in the following table:

	Year Ended December 31,
	2012	2011	2010
Passengers Carried	4,852,079	4,850,010	4,585,920
Passenger Cruise Days	35,197,783	34,818,335	32,251,217
APCD	33,705,584	33,235,508	30,911,073
Occupancy	104.4%	104.8%	104.3%

        Gross Yields and Net Yields were calculated as follows (in thousands, except APCD and Yields):

	Year Ended December 31,
	2012	2012 On a Constant Currency basis	2011	2010
Passenger ticket revenues	$5,594,595	$5,698,635	$5,525,904	$4,908,644
Onboard and other revenues	2,093,429	2,116,296	2,011,359	1,843,860

Total revenues	7,688,024	7,814,931	7,537,263	6,752,504

Less:
Commissions, transportation and other	1,289,255	1,317,028	1,299,713	1,175,522
Onboard and other	529,453	540,011	535,501	480,564

Net revenues	$5,869,316	$5,957,892	$5,702,049	$5,096,418

APCD	33,705,584	33,705,584	33,235,508	30,911,073
Gross Yields	$228.09	$231.86	$226.78	$218.45
Net Yields	$174.13	$176.76	$171.56	$164.87

        Gross Cruise Costs, Net Cruise Costs and Net Cruise Costs Excluding Fuel were calculated as follows (in thousands, except APCD and costs per APCD):

	Year Ended December 31,
	2012	2012 On a Constant Currency basis	2011	2010
Total cruise operating expenses	$5,157,434	$5,231,963	$4,942,607	$4,458,076
Marketing, selling and administrative expenses	1,011,543	1,029,564	960,602	848,079

Gross Cruise Costs	6,168,977	6,261,527	5,903,209	5,306,155

Less:
Commissions, transportation and other	1,289,255	1,317,028	1,299,713	1,175,522
Onboard and other	529,453	540,011	535,501	480,564

Net Cruise Costs	$4,350,269	$4,404,488	$4,067,995	$3,650,069

Less:
Fuel	909,691	914,444	764,758	646,998

Net Cruise Costs Excluding Fuel	$3,440,578	$3,490,044	$3,303,237	$3,003,071

APCD	33,705,584	33,705,584	33,235,508	30,911,073
Gross Cruise Costs per APCD	$183.03	$185.77	$177.62	$171.66
Net Cruise Costs per APCD	$129.07	$130.68	$122.40	$118.08
Net Cruise Cost Excluding Fuel per APCD	$102.08	$103.54	$99.39	$97.15

        Net Debt-to-Capital was calculated as follows (in thousands):

	As of December 31,
	2012	2011
Long-term debt, net of current portion	$6,970,464	$7,856,962
Current portion of long-term debt	1,519,483	638,891

Total debt	8,489,947	8,495,853
Less: Cash and cash equivalents	194,855	262,186

Net Debt	$8,295,092	$8,233,667

Total shareholders' equity	$8,308,749	$8,407,823
Total debt	8,489,947	8,495,853

Total debt and shareholders' equity	16,798,696	16,903,676

Debt-to-Capital	50.5%	50.3%
Net Debt	8,295,092	8,233,667

Net Debt and shareholders' equity	$16,603,841	$16,641,490

Net Debt-to-Capital	50.0%	49.5%

Outlook

        On February 4, 2013, we announced the following initial first quarter and full year 2013 guidance:

Full Year 2013

	As Reported	Constant Currency
Net Yields	3% to 5%	2% to 4%
Net Cruise Costs per APCD	3% to 4%	Approx. 3%
Net Cruise Costs per APCD, excluding Fuel	Approx. 3%	2% to 3%
Capacity Increase	1.4%
Depreciation and Amortization	$750 to $770 million
Interest Expense, net	$335 to $355 million
Fuel Consumption (metric tons)	1,377,500
Fuel Expenses	$960 million
Percent Hedged (fwd consumption)	55%
Impact of 10% change in fuel prices	$43 million
EPS	$2.30 to $2.50

First Quarter 2013

	As Reported	Constant Currency
Net Yields	Approx. 2%	2% to 3%
Net Cruise Costs per APCD	2% to 3%	2% to 3%
Net Cruise Costs per APCD, excluding Fuel	Approx. 2%	Approx. 2%
Capacity Increase	1.5%
Depreciation and Amortization	$183 to $193 million
Interest Expense, net	$82 to $92 million
Fuel Consumption (metric tons)	350,600
Fuel Expenses	$245 million
Percent Hedged (fwd consumption)	53%
Impact of 10% change in fuel prices	$12 million
EPS	$0.10 to $0.20

        Since our earnings release on February 4, 2013, bookings have remained encouraging and consistent with our previous expectations. Accordingly, our outlook has remained essentially unchanged.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

        In this section, references to 2012 refer to the year ended December 31, 2012 and references to 2011 refer to the year ended December 31, 2011.

Revenues

        Total revenues for 2012 increased $150.8 million or 2.0% to $7.7 billion from $7.5 billion in 2011. Despite the impact of the Costa Concordia incident and the continued instability in the global economic landscape, especially in Europe, our passenger ticket revenues increased $68.7 million or 1.2% to $5.6 billion from $5.5 billion in 2011 and our onboard and other revenues increased $82.1 million or 4.1% to $2.1 billion from $2.0 billion in 2011.

        Approximately $171.1 million of the increase in total revenues was driven by an increase in Pullmantur's land-based tours, hotel and air packages, an increase in onboard spending on a per passenger basis, and an increase in concession revenues. The increase in Pullmantur's land-based tours, hotel and air packages was attributable to an increase in guests and the addition of new itineraries. The increase in onboard spending was primarily due to the addition of specialty restaurants and other onboard activities as a result of our ship revitalization projects and other revenue enhancing initiatives. The increase in concession revenues was due to an increase in spending on a per passenger basis. In addition, the increase in total revenues was partially attributable to changes to our international distribution system mainly in Brazil and certain deployment initiatives including, but not limited to increased deployment in Australia and China as described above. These increases were partially offset by the unfavorable effect of changes in foreign currency exchange rates related to our revenue transactions denominated in currencies other than the United States dollar of approximately $126.9 million.

        Approximately $106.6 million of the increase in total revenues was attributable to a 1.4% increase in capacity. The increase in capacity was primarily due to the addition of Celebrity Silhouette which entered service in July 2011 and the addition of Celebrity Reflection which entered service in October 2012. This increase in capacity was partially offset by the sale of Celebrity Mercury to TUI Cruises in February 2011 and the completion of our one-year charter of the Bleu de France in November 2011 following its sale to a third party in November 2010. We consolidate the operating results of Pullmantur and its wholly-owned subsidiary, CDF Croisières de France, on a two-month lag to allow for more timely preparation of our consolidated financial statements. (See Note 1. General to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data). The increase in capacity was also partially offset by the delivery of Ocean Dream to an unrelated third party in April 2012 as part of a six year bareboat charter agreement.

Cruise Operating Expenses

        Total cruise operating expenses for 2012 increased $214.8 million or 4.3% to $5.2 billion from $4.9 billion for 2011. Approximately $219.4 million of this increase was attributable to increases in fuel expenses, and expenses related to Pullmantur's land-based tours, hotel and air packages. Fuel expenses, which are net of the financial impact of fuel swap agreements accounted for as hedges, increased 15.2% per metric ton in 2012 as compared to 2011 primarily as a result of increasing fuel prices. The increase in Pullmantur's land-based tours, hotel and air packages expenses was primarily attributable to an increase in guests and the addition of new itineraries. These increases were partially offset by a decrease in commissions expenses attributable to increased charter business and changes in our distribution channels. In addition, $69.9 million of the increase in cruise operating expenses was attributable to the 1.4% increase in capacity mentioned above. These increases in cruise operating expenses were partially offset by the favorable effect of changes in foreign currency exchange rates related to our cruise operating expenses denominated in currencies other than the United States dollar of approximately $74.5 million.

Marketing, Selling and Administrative Expenses

        Marketing, selling and administrative expenses for 2012 increased $50.9 million or 5.3% to $1.0 billion from $960.6 million for 2011. The increase was due to an increase in costs associated with investments in technology and to an increase in advertising expenses related to our global expansion. These increases were partially offset by the favorable effect of changes in foreign currency exchange rates related to our marketing, selling and administrative expenses denominated in currencies other than the United States dollar.

Depreciation and Amortization Expenses

        Depreciation and amortization expenses for 2012 increased $28.1 million or 4.0% to $730.5 million from $702.4 million for 2011. The increase was primarily due to the addition of Celebrity Silhouette which entered service in July 2011, the addition of Celebrity Reflection which entered service in October 2012 and to new shipboard additions associated with our ship revitalization projects. This increase was partially offset by the sale of Celebrity Mercury to TUI Cruises in February 2011.

Impairment of Pullmantur related assets

        During 2012, we recognized an impairment charge of $385.4 million to write down Pullmantur's goodwill to its implied fair value and to write down trademarks and trade names and certain long-lived assets, consisting of three aircraft owned and operated by Pullmantur Air, to their fair value. (See Valuation of Goodwill, Indefinite-Lived Intangible Assets and Long-Lived Assets above for more information regarding the impairment of these assets).

Other Income (Expense)

        Interest expense, net of interest capitalized, decreased to $355.8 million in 2012 from $382.4 million in 2011. The decrease was due to lower interest rates and a lower average debt level.

        Other expense was $50.4 million in 2012 compared to other income of $32.9 million in 2011 for a net change of $83.3 million when comparing these periods. The change in other expense was primarily due to the following:

  •
  Deferred income tax expense of $33.7 million as a result of a 100% valuation allowance recorded in connection with Pullmantur's deferred tax assets that are no longer expected to be recovered prior to their expiration;

  •
  A reduction in deferred income tax expense of $5.2 million due to a reduction in Pullmantur's deferred tax liability related to the impairment charge of Pullmantur's trademarks and trade names;

  •
  A loss of $5.7 million associated with changes in the fair value of our fuel call options in 2012 as compared to a gain of $18.9 million in 2011, for a net change of $24.6 million;

  •
  A loss of $2.7 million due to ineffectiveness on our fuel swaps in 2012 as compared to a gain of $7.1 million in 2011, for a net change of $9.8 million;

  •
  A loss of $7.5 million on the early extinguishment of €255.0 million, or approximately $328.0 million in aggregate principal amount of our outstanding €1.0 billion unsecured senior notes due 2014 in September 2012.

Net Yields

        Net Yields increased 1.5% in 2012 compared to 2011 primarily due an increase in Pullmantur's land based tours, hotel and air packages revenue and an increase in onboard spending. In addition, the increase was due to the changes in our international distribution system mainly in Brazil and certain deployment initiatives. Net Yields increased 3.0% in 2012 compared to 2011 on a Constant Currency basis.

Net Cruise Costs

        Net Cruise Costs increased 6.9% in 2012 compared to 2011 due to the 1.4% increase in capacity and a 5.4% increase in Net Cruise Cost per APCD. The increase in Net Cruise Costs per APCD was primarily due to an increase in fuel and Pullmantur's land-based tours, hotel and air packages expenses as discussed above. In addition, the increase in Net Cruise Cost per APCD was due to the changes in our international distribution system mainly in Brazil and certain deployment initiatives. Net Cruise Costs per APCD increased 6.8% in 2012 compared to 2011 on a Constant Currency basis. Net Cruise Costs Excluding Fuel per APCD increased 2.7% in 2012 compared to 2011. Net Cruise Costs Excluding Fuel per APCD increased 4.2% in 2012 compared to 2011 on a Constant Currency basis.

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

Liquidity and Capital Resources

Sources and Uses of Cash

        Cash flow generated from operations provides us with a significant source of liquidity. Net cash provided by operating activities decreased $74.0 million to $1.4 billion for 2012 compared to $1.5 billion for 2011. This decrease was primarily a result of a decrease in net income after adjusting for non-cash items and to the timing of collections on our trade accounts receivable partially offset by a higher rate of increase in customer deposits and an increase in cash received on the settlement of derivative financial instruments.

        Net cash used in investing activities was $1.3 billion for 2012 compared to $924.6 million for 2011. The change was primarily due to $290.0 million of proceeds received from the sale of Celebrity Mercury and $55.0 million of proceeds received from the sale of Bleu de France during 2011 which did not recur in 2012. During 2012, our use of cash was primarily related to capital expenditures of $1.3 billion, up from $1.2 billion for 2011. The increase in capital expenditures was primarily attributable to an increase in payments related to our ship revitalization projects in 2012. We also provided $110.7 million under a debt facility to one of our unconsolidated affiliates during 2011 which did not recur in 2012.

        Net cash used in financing activities was $179.6 million for 2012 compared to $676.5 million for 2011, primarily as a result of our refinancing strategy for our upcoming 2013 and 2014 maturities. The change was due to a net increase in debt facility drawings of $980.1 million during 2012 as compared to 2011. The net increase in debt facility drawings was primarily due to proceeds received from the issuance of $650.0 million unsecured senior notes and amounts borrowed under an unsecured term loan of $290.0 million during 2012 which did not occur in 2011. The change in net cash used in financing activities was also due to an increase in repayments of debt of approximately $382.2 million. The increase in repayments of debt was primarily due to an increase of $590.0 million in repayments on our unsecured revolving credit facilities from $885.0 million during 2011 to $1.5 billion during 2012. The increase in repayments of debt was also due $344.6 million paid in conjunction with the repurchase of €255.0 million or approximately $328.0 million in aggregate principal amount of our €1.0 billion 5.625% unsecured senior notes and the prepayment of a $100.0 million unsecured term loan during 2012 as compared to the repayment of a $500.0 million unsecured senior note and a prepayment of $200.0 million on our Allure of the Seas unsecured term loan during 2011. The change was also due to cash dividends paid on our common stock of $117.7 million for 2012 as compared to $21.7 million for 2011.

Future Capital Commitments

        Our future capital commitments consist primarily of new ship orders. As of December 31, 2012, we had two Quantum-class ships and one Oasis-class ship on order for our Royal Caribbean International brand with an aggregate capacity of approximately 13,600 berths. The agreement for our Oasis-class ship is subject to certain closing conditions and is expected to become effective in the first quarter of 2013. We also have an option to construct a fourth Oasis-class ship which will expire five days prior to the first anniversary of the effective date of the contract.

        As of December 31, 2012, the aggregate cost of our ships on order was approximately $3.6 billion, of which we had deposited $131.0 million as of such date. Approximately 49.7% of the aggregate cost was exposed to fluctuations in the euro exchange rate at December 31, 2012. (See Note 13. Fair Value Measurements and Derivative Instruments and Note 14. Commitments and Contingencies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data).

        As of December 31, 2012, we anticipated overall capital expenditures will be approximately $0.7 billion for 2013, $1.2 billion for 2014, $1.2 billion for 2015 and $1.3 billion for 2016.

Contractual Obligations

        As of December 31, 2012, our contractual obligations were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Activities:
Operating lease obligations(1)(2)	$630,948	$65,929	$118,563	$108,343	$338,113
Interest on long-term debt(3)	1,404,380	314,315	396,439	232,940	460,686
Other(4)	779,112	231,137	273,093	178,234	96,648
Investing Activities:
Ship purchase obligations(5)	2,896,826	242,391	1,609,550	1,044,885	—
Financing Activities:
Long-term debt obligations(6)	8,437,016	1,509,945	2,604,499	1,841,418	2,481,154
Capital lease obligations(7)	52,931	9,538	8,097	4,875	30,421
Other(8)	98,665	30,740	46,580	17,664	3,681

Total	$14,299,878	$2,403,995	$5,056,821	$3,428,359	$3,410,703

(1)
We are obligated under noncancelable operating leases primarily for a ship, offices, warehouses and motor vehicles.

(2)
Under the Brilliance of the Seas lease agreement, we may be required to make a termination payment of approximately £65.4 million, or approximately $106.3 million based on the exchange rate at December 31, 2012, if the lease is canceled in 2020. This amount is included in the more than 5 years column.

(3)
Long-term debt obligations mature at various dates through fiscal year 2027 and bear interest at fixed and variable rates. Interest on variable-rate debt is calculated based on forecasted debt balances, including interest swapped using the applicable rate at December 31, 2012. Debt denominated in other currencies is calculated based on the applicable exchange rate at December 31, 2012.

(4)
Amounts represent future commitments with remaining terms in excess of one year to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts.

(5)
Amounts represent contractual obligations with initial terms in excess of one year. Amounts include our third Oasis-class ship which was ordered under a conditional agreement in December 2012 and is expected to become effective in the first quarter of 2013.

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

Off-Balance Sheet Arrangements

        In July 2002, we entered into an operating lease denominated in British pound sterling for the Brilliance of the Seas. The lease payments vary based on sterling LIBOR. The lease has a contractual life of 25 years; however, both the lessor and we have certain rights to cancel the lease at year 18 (i.e. 2020) upon advance notice given approximately one year prior to cancellation. In the event of early termination at year 18, we have the option to cause the sale of the vessel at its fair value and to use the proceeds towards the applicable termination payment. Alternatively, we could opt at such time to make a termination payment of approximately £65.4 million, or approximately $106.3 million based on the exchange rate at December 31, 2012 and relinquish our right to cause the sale of the vessel. Under current circumstances we do not believe early termination of this lease is probable.

        Under the Brilliance of the Seas operating lease, we have agreed to indemnify the lessor to the extent its after-tax return is negatively impacted by unfavorable changes in corporate tax rates, capital allowance deductions and certain unfavorable determinations which may be made by United Kingdom tax authorities. These indemnifications could result in an increase in our lease payments. We are unable to estimate the maximum potential increase in our lease payments due to the various circumstances, timing or a combination of events that could trigger such indemnifications. The United Kingdom tax authorities are disputing the lessor's accounting treatment of the lease and the lessor and tax authorities are in discussions on the matter. If the characterization of the lease is ultimately determined to be incorrect, we could be required to indemnify the lessor under certain circumstances. The lessor has advised us that they believe their characterization of the lease is correct. Based on the foregoing and our review of available information, we do not believe an indemnification payment is probable. However, if the lessor loses its dispute and we are required to indemnify the lessor, we cannot at this time predict the impact that such an occurrence would have on our financial condition and results of operations.

        In connection with the sale of Celebrity Mercury in February 2011, we and TUI AG each guaranteed repayment of 50% of an €180.0 million 5-year amortizing bank loan provided to TUI Cruises. As of December 31, 2012, €153.0 million, or approximately $201.7 million based on the exchange rate at December 31, 2012, remains outstanding. Based on current facts and circumstances, we do not believe potential obligations under this guarantee are probable.

        TUI Cruises entered into construction agreements with STX Finland that includes certain restrictions on each of our and TUI AG's ability to reduce our current ownership interest in TUI Cruises below 37.5% through the construction period for the first TUI newbuild vessel. In addition, the bank credit facility agreement for the financing of the ship extends this restriction through 2019.

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

        We had a working capital deficit of $3.2 billion as of December 31, 2012 as compared to a working capital deficit of $2.1 billion as of December 31, 2011. Included within our working capital deficit is $1.5 billion and $0.6 billion of current portion of long-term debt as of December 31, 2012 and 2011, respectively. The increase is due to the increase in current maturities of long-term debt. Similar to others in our industry, we operate with a substantial working capital deficit. This deficit is mainly attributable to the fact that, under our business model, a vast majority of our passenger ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts remain a current liability until the sailing date. The cash generated from these advance receipts is used interchangeably with cash on hand from other sources, such as our revolving credit facilities and other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future sailing or otherwise, pay down our revolving credit facilities, invest in long term investments or any other use of cash. In addition, we have a relatively low-level of accounts receivable and rapid turnover results in a limited investment in inventories. We generate substantial cash flows from operations and our business model, along with our unsecured revolving credit facilities, has historically allowed us to maintain this working capital deficit and still meet our operating, investing and financing needs. We expect that we will continue to have working capital deficits in the future.

        As of December 31, 2012, we have approximately $8.5 billion in long-term debt obligations, of which approximately $2.5 billion is due through January 2014. Also, we have approximately $894.0 million in contractual obligations, other than long-term debt, due through December 31, 2013. We expect to fund these obligations through our existing liquidity, future financing arrangements and cash flows from operations. As of December 31, 2012, our liquidity was $2.2 billion, consisting of approximately $194.9 million in cash and cash equivalents and $2.0 billion available under our unsecured credit facilities. Of the $2.0 billion available under our unsecured credit facilities, $1.5 billion is from revolving credit facilities and €365.0 million (or $0.5 billion based on the exchange rate at December 31, 2012) is from an unsecured Euro-denominated term loan facility. We have the ability to draw on the €365.0 million facility at any time on or prior to June 30, 2013. During 2013, it is likely we will secure additional liquidity in the capital and/or credit markets as part of our refinancing strategy for our upcoming 2013 and 2014 maturities. In addition, we may elect to fund our contractual obligations through other means if opportunities arise.

        As of December 31, 2012, we have on order two Quantum-class ships and one Oasis-class ship. Each of the Quantum-class ships have committed unsecured bank financing arrangements which include sovereign financing guarantees. The agreement for our Oasis-class ship is subject to certain closing conditions and is expected to become effective in the first quarter of 2013.

        We anticipate that our cash flows from operations, our current available credit facilities and our current and anticipated financing arrangements will be adequate to meet our capital expenditures and debt repayments over the next twelve-month period.

        We continue our focus on ensuring adequate cash and liquidity. We are focused on cost efficiency and continue to implement cost containment initiatives including a number of initiatives to reduce energy consumption and, by extension, fuel costs. These include the design of more fuel efficient ships and the implementation of other hardware and energy efficiencies.

        If (i) any person other than A. Wilhelmsen AS. and Cruise Associates and their respective affiliates (the "Applicable Group") acquires ownership of more than 33% of our common stock and the Applicable Group owns less of our common stock than such person, or (ii) subject to certain exceptions, during any 24-month period, a majority of the Board is no longer comprised of individuals who were members of the Board on the first day of such period, we may be obligated to prepay indebtedness outstanding under the majority of our credit facilities, which we may be unable to replace on similar terms. Certain of our outstanding debt securities also contain change of control provisions that would be triggered by the acquisition of greater than 50% of our common stock by a person other than a member of the Applicable Group coupled with a ratings downgrade. If this were to occur, it would have an adverse impact on our liquidity and operations.

Debt Covenants

        Certain of our financing agreements contain covenants that require us, among other things, to maintain minimum net worth of at least $5.6 billion, a fixed charge coverage ratio of at least 1.25x and limit our net debt-to-capital ratio to no more than 62.5%. The fixed charge coverage ratio is calculated by dividing net cash from operations for the past four quarters by the sum of dividend payments plus scheduled principal debt payments in excess of any new financings for the past four quarters. Our minimum net worth and maximum net debt-to-capital calculations exclude the impact of accumulated other comprehensive (loss) income on total shareholders' equity. We are well in excess of all debt covenant requirements as of December 31, 2012. The specific covenants and related definitions can be found in the applicable debt agreements, the majority of which have been previously filed with the Securities and Exchange Commission.

Dividends

        We declared and paid cash dividends on our common stock of $0.10 per share during each of the first and second quarters of 2012 and $0.12 per share during each of the third and fourth quarters of 2012.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Financial Instruments and Other

General

        We are exposed to market risk attributable to changes in interest rates, foreign currency exchange rates and fuel prices. We manage these risks through a combination of our normal operating and financing activities and through the use of derivative financial instruments pursuant to our hedging practices and policies. The financial impact of these hedging instruments is primarily offset by corresponding changes in the underlying exposures being hedged. We achieve this by closely matching the amount, term and conditions of the derivative instrument with the underlying risk being hedged. Although certain of our derivative financial instruments do not qualify or are not accounted for under hedge accounting, we do not hold or issue derivative financial instruments for trading or other speculative purposes. We monitor our derivative positions using techniques including market valuations and sensitivity analyses. (See Note 13. Fair Value Measurements and Derivative Instruments to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data.)

Interest Rate Risk

        Our exposure to market risk for changes in interest rates relates to our long-term debt obligations, including future interest payments, and our operating lease for Brilliance of the Seas. At December 31, 2012, approximately 45.8% of our long-term debt was effectively fixed as compared to 40% as of December 31, 2011. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense and rent expense.

        Market risk associated with our long-term fixed rate debt is the potential increase in fair value resulting from a decrease in interest rates. We use interest rate swap agreements that effectively convert a portion of our fixed-rate debt to a floating-rate basis to manage this risk. At December 31, 2012 and December 31, 2011, we maintained interest rate swap agreements on the $420.0 million fixed rate portion of our Oasis of the Seas unsecured amortizing term loan. The interest rate swap agreements effectively changed the interest rate on the balance of the unsecured term loan, which was $315.0 million as of December 31, 2012, from a fixed rate of 5.41% to a LIBOR-based floating rate equal to LIBOR plus 3.87%, currently approximately 4.42%. These interest rate swap agreements are accounted for as fair value hedges. In addition, during 2012, we terminated our interest rate swap agreements that effectively changed $350.0 million of debt with a fixed rate of 7.25% to LIBOR-based floating rate debt in order to manage our percentage of fixed rate debt. Terminating the swaps did not result in a gain or loss. Upon termination of these swaps, we received net cash proceeds of approximately $60.6 million. A $60.1 million increase to the carrying value of the debt is being amortized to reduce interest expense over the remaining life of the debt.

        The estimated fair value of our long-term fixed rate debt at December 31, 2012 was $4.5 billion, using quoted market prices, where available, or using the present value of expected future cash flows which incorporates risk profile. The fair value of our fixed to floating interest rate swap agreements was estimated to be an asset of $5.7 million as of December 31, 2012, based on the present value of expected future cash flows. A hypothetical one percentage point decrease in interest rates at December 31, 2012 would increase the fair value of our long-term fixed rate debt by approximately $51.5 million, net of an increase in the fair value of the associated fixed to floating interest rate swap agreements.

        Market risk associated with our long-term floating rate debt is the potential increase in interest expense from an increase in interest rates. We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage this risk. A hypothetical one percentage point increase in interest rates would increase our forecasted 2013 interest expense by approximately $31.6 million, assuming no change in foreign currency exchange rates. At December 31, 2012 and December 31, 2011, we maintained forward-starting interest rate swap agreements that beginning April 2013 effectively convert the interest rate on approximately $627.2 million of the Celebrity Reflection unsecured amortizing term loan balance from LIBOR plus 0.40% to a fixed-rate (including applicable margin) of 2.85% through the term of the loan. These interest rate swap agreements are accounted for as cash flow hedges. In addition, during 2012, we entered into forward-starting interest rate swap agreements that hedge the anticipated unsecured amortizing term loans that will finance our purchase of Quantum of the Seas and Anthem of the Seas. Forward-starting interest rate swaps hedging the Quantum of the Seas loan will effectively convert the interest rate for $735.0 million of the anticipated loan balance from LIBOR plus 1.30% to a fixed rate of 3.74% (inclusive of margin) beginning in October 2014. Forward-starting interest rate swaps hedging the Anthem of the Seas loan will effectively convert the interest rate for $725.0 million of the anticipated loan balance from LIBOR plus 1.30% to a fixed rate of 3.86% (inclusive of margin) beginning in April 2015. The fair value of our floating to fixed interest rate swap agreements was estimated to be a liability of $55.5 million as of December 31, 2012 based on the present value of expected future cash flows.

        Market risk associated with our operating lease for Brilliance of the Seas is the potential increase in rent expense from an increase in sterling LIBOR rates. A hypothetical one percentage point increase in sterling LIBOR rates would increase our forecasted 2013 rent expense by approximately $2.7 million, based on the exchange rate at December 31, 2012.

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

        The estimated fair value as of December 31, 2012 of our euro-denominated forward contracts associated with our ship construction contracts was an asset of $4.1 million, based on the present value of expected future cash flows. As of December 31, 2012, the aggregate cost of our ships on order was approximately $3.6 billion, of which we had deposited $131.0 million as of such date. Approximately 49.7% and 43.3% of the aggregate cost of the ships under construction was exposed to fluctuations in the euro exchange rate at December 31, 2012 and December 31, 2011, respectively. A hypothetical 10% strengthening of the euro as of December 31, 2012, assuming no changes in comparative interest rates, would result in a $205.3 million increase in the United States dollar cost of the foreign currency denominated ship construction contracts exposed to fluctuations in the euro exchange rate.

        Our growing international business operations subject us to an increasing level of foreign currency exchange risk. We transact business in many different foreign currencies and maintain investments in foreign operations which may expose us to financial market risk resulting from fluctuations in foreign currency exchange rates. Movements in foreign currency exchange rates may affect the translated value of our earnings and cash flows. We manage most of this exposure on a consolidated basis, which allows us to take advantage of any natural offsets. Therefore, weakness in one particular currency might be offset by strengths in other currencies over time. Our earnings are also subject to volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than the United States dollar. To mitigate our foreign currency exchange rate exposure resulting from our net foreign currency denominated monetary assets and liabilities, we denominate a portion of our debt in our subsidiaries' and investments' functional currencies, enter into foreign currency forward contracts and we have historically utilized cross currency swap agreements.

        During 2012, we terminated a portion of our foreign currency forward contracts for Celebrity Reflection because their maturity dates were not aligned with the ship's delivery date. The terminated contracts were designated as cash flow hedges. Simultaneously, we entered into new foreign currency forward contracts that were aligned with the ship's delivery date and designated the contracts as cash flow hedges. We effected the termination of the contracts by entering into offsetting foreign currency forward contracts. Neither the original nor the offsetting foreign currency forward contracts were designated as hedging instruments. As a result, subsequent changes in the fair value of the original and offsetting foreign currency forward contracts were recognized in earnings immediately and were reported within other income (expense) in our consolidated statements of comprehensive income (loss). We deferred a loss of $10.8 million within accumulated other comprehensive income (loss) and a gain of $1.7 million within property and equipment, net for the terminated contracts. During the fourth quarter of 2012, we began recognition of the net deferred loss of $9.1 million as an increase to depreciation expense over the estimated useful life of the vessel.

        During 2012, we entered into foreign currency collar options to hedge a portion of our foreign currency exposure on the construction contract price for Anthem of the Seas. These options mature in April 2015 and have an estimated fair value of $9.0 million at December 31, 2012. In addition, to further increase the portion of our €1.0 billion debt that we utilize as a net investment hedge of our euro denominated investments in foreign operations, we terminated our cross currency swap agreements that effectively changed €150.0 million of our €1.0 billion unsecured senior notes which bear interest at a fixed rate of 5.625%, to $190.9 million with a fixed rate of 6.68%. Upon termination of these swaps, we received net cash proceeds of approximately $9.1 million and deferred a loss of $2.6 million within accumulated other comprehensive income (loss) which we will recognize within interest expense, net of capitalized interest over the remaining life of the debt.

        We consider our investments in our foreign operations to be denominated in relatively stable currencies and of a long-term nature. We partially mitigate the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries' and investments' functional currencies and designating it as a hedge of these subsidiaries and investments. We had assigned debt as a hedge of our net investments in Pullmantur and TUI Cruises of approximately €481.7 million and €665.0 million, or approximately $635.1 million and $863.2 million, through December 31, 2012 and 2011, respectively. Accordingly, we have included approximately $10.1 million of foreign-currency transaction losses in the foreign currency translation adjustment component of accumulated other comprehensive income (loss) at December 31, 2012. A hypothetical 10% increase or decrease in the December 31, 2012 euro exchange rate would increase or decrease the fair value of our assigned debt by $68.0 million, which would be offset by a corresponding decrease or increase in the United States dollar value of our net investment.

        Lastly, on a regular basis, we enter into foreign currency forward contracts to minimize volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than our functional currency or the functional currencies of our foreign subsidiaries. During 2012, we maintained an average of approximately $334.7 million of these foreign currency forward contracts. These instruments are not designated as hedging instruments. Foreign currency forward contract gains of approximately $7.7 million are recognized in earnings within other income (expense) in our consolidated statements of comprehensive income (loss). This gain offset exchange losses arising from the remeasurement of monetary assets and liabilities denominated in foreign currencies of $11.8 million in 2012.

Fuel Price Risk

        Our exposure to market risk for changes in fuel prices relates primarily to the consumption of fuel on our ships. Fuel cost (net of the financial impact of fuel swap agreements), as a percentage of our total revenues, was approximately 11.8% in 2012, 10.1% in 2011 and 9.6% in 2010. We use a range of instruments including fuel swap agreements and fuel call options to mitigate the financial impact of fluctuations in fuel prices. During 2012, we terminated our remaining fuel call options by selling offsetting fuel call options in order to adjust the hedged percentage of our projected fuel requirements. Upon termination, we received net cash proceeds of approximately $10.7 million. Subsequent to the termination, neither the original nor the offsetting fuel call options were designated as hedging instruments and changes in their fair value were recognized in earnings immediately and were reported in other income (expense) in our consolidated statements of comprehensive income (loss).

        As of December 31, 2012, we had fuel swap agreements to pay fixed prices for fuel with an aggregate notional amount of approximately $1.1 billion, maturing through 2016. The fuel swap agreements represent 55% of our projected 2013 fuel requirements, 45% of our projected 2014 fuel requirements, 25% of our projected 2015 fuel requirements and 7% of our projected 2016 fuel requirements. The estimated fair value of these contracts at December 31, 2012 was estimated to be an asset of $48.6 million. We estimate that a hypothetical 10% increase in our weighted-average fuel price from that experienced during the year ended December 31, 2012 would increase our forecasted 2013 fuel cost by approximately $35.8 million, net of the impact of fuel swap agreements.

Item 8.    Financial Statements and Supplementary Data

        Our Consolidated Financial Statements and Quarterly Selected Financial Data are included beginning on page F-1 of this report.

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chairman and Chief Executive Officer and Vice Chairman and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based upon such evaluation, our Chairman and Chief Executive Officer and Vice Chairman and Chief Financial Officer concluded that those controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chairman and Chief Executive Officer and our Vice Chairman and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our Chairman and Chief Executive Officer and our Vice Chairman and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012. The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, the independent registered certified public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in its report, which is included herein on page F-2.

Changes in Internal Controls Over Financial Reporting

        There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Except for information concerning executive officers (called for by Item 401(b) of Regulation S-K), which is included in Part I of this Annual Report on Form 10-K, the information required by Items 10, 11, 12, 13 and 14 is incorporated herein by reference to the Royal Caribbean Cruises Ltd. definitive proxy statement (the "Proxy Statement") to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year. Please refer to the following sections in the Proxy Statement for more information regarding our corporate governance: "Corporate Governance"; "Proposal 1—Election of Directors"; and "Certain Relationships and Related Party Transactions". Copies of the Proxy Statement will become available when filed through our Investor Relations website at www.rclinvestor.com (please see "Financial Reports" under "Financial Information"); by contacting our Investor Relations department at 1050 Caribbean Way, Miami, Florida 33132—telephone (305) 982-2625; or by visiting the SEC's website at www.sec.gov.

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

(a)(1)  Financial Statements

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

ROYAL CARIBBEAN CRUISES LTD. (Registrant)
By:	/s/ BRIAN J. RICE Brian J. Rice Vice Chairman and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

February 25, 2013

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2013.

/s/ RICHARD D. FAIN Richard D. Fain Director, Chairman and Chief Executive Officer (Principal Executive Officer)
/s/ BRIAN J. RICE Brian J. Rice Vice Chairman and Chief Financial Officer (Principal Financial Officer)
/s/ HENRY L. PUJOL Henry L. Pujol Vice President and Corporate Controller (Principal Accounting Officer)
* Bernard W. Aronson Director
* William L. Kimsey Director
* Ann S. Moore Director
Gert W. Munthe Director

* Eyal M. Ofer Director
* Thomas J. Pritzker Director
* William K. Reilly Director
* Bernt Reitan Director
* Vagn O. Sørensen Director
* Arne Alexander Wilhelmsen Director

*By:	/s/ BRIAN J. RICE Brian J. Rice, as Attorney-in-Fact

INDEX TO EXHIBITS

        Exhibits 10.15 through 10.32 represent management compensatory plans or arrangements.

Exhibit	Description
3.1	—Restated Articles of Incorporation of the Company, as amended (composite) (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-3, File No. 333-158161, filed with the Securities and Exchange Commission (the "Commission")) on March 23, 2009.
3.2	—Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on April 5, 2012).
4.1
—Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York Trust Company, N.A., successor to NationsBank of Georgia, National Association, as Trustee (incorporated by reference to Exhibit 2.4 to the Company's 1994 Annual Report on Form 20-F, File No. 1-11884).
4.2
—Sixth Supplemental Indenture dated as of October 14, 1997 to Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 2.11 to the Company's 1997 Annual Report on Form 20-F, File No. 1-11884).
4.3
—Eighth Supplemental Indenture dated as of March 16, 1998 to Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 2.13 to the Company's 1997 Annual Report on Form 20-F, File No. 1-11884).
4.4
—Thirteenth Supplemental Indenture dated as of November 21, 2003 to Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 2.14 to the Company's 2003 Annual Report on Form 20-F, File No. 1-11884.)
4.5
—Fourteenth Supplemental Indenture dated as of June 12, 2006 to Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.13 to the Company's 2006 Annual Report on Form 10-K).
4.6
—Fifteenth Supplemental Indenture dated as of June 12, 2006 to Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.14 to the Company's 2006 Annual Report on Form 10-K).
4.7
—Form of Indenture dated as of July 31, 2006 between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (No. 333-136186) filed with the Commission on July 31, 2006).
4.8
—Indenture dated as of January 25, 2007 among the Company, as issuer, The Bank of New York, as trustee, transfer agent, principal paying agent and security registrar, and AIB/BNY Fund Management (Ireland) Limited, as Irish paying agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on January 26, 2007).

Exhibit	Description
4.9	—First Supplemental Indenture dated as of July 6, 2009 between the Company, as issuer, and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Commission on July 2, 2009).
4.10
—Second Supplemental Indenture dated as of November 7, 2012 between the Company, as issuer, and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Commission on November 7, 2012).
10.1
—Amended and Restated Registration Rights Agreement dated as of July 30, 1997 among the Company, A. Wilhelmsen AS., Cruise Associates, Monument Capital Corporation, Archinav Holdings, Ltd. and Overseas Cruiseship, Inc. (incorporated by reference to Exhibit 2.20 to the Company's 1997 Annual Report on Form 20-F, File No. 1-11884).
10.2
—Assignment and Amendment to the US$875,000,000 Amended and Restated Credit Agreement dated as of July 15, 2011 among the Company, the various financial institutions party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 19, 2011).
10.3
—US$525,000,000 Credit Agreement, dated as of November 19, 2010, as amended, among the Company, the various financial institutions as are or shall become parties thereto and Nordea Bank Finland plc, New York Branch, as administrative agent for the lender parties (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on November 19, 2010 and Exhibit 10.9 to the Company's 2010 Annual Report on Form 10-K).
10.4
—Assignment and Amendment Deed to Hull No. 679 Credit Agreement, dated as of February 17, 2012, among Celebrity Silhouette Inc., the Company and KfW IPEX-BANK GMBH, in its capacity as agent for Hermes, administrative agent and lender (incorporated by reference to Exhibit 10.5 to the Company's 2011 Annual Report on Form 10-K).
10.5
—Assignment and Amendment Deed to Hull No. 691 Credit Agreement, dated as of February 17, 2012, among Celebrity Solstice V Inc., the Company and KfW IPEX-BANK GMBH, in its capacity as agent for Hermes, administrative agent and lender (incorporated by reference to Exhibit 10.6 to the Company's 2011 Annual Report on Form 10-K).
10.6
—Assignment and Amendment No. 4 to Credit Agreement, dated as of March 26, 2012, among Oasis of the Seas Inc., Royal Caribbean Cruises Ltd., the various financial institutions as are parties to the Credit Agreement and BNP Paribas, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012).
10.7
—Assignment and Amendment No. 4 to Credit Agreement, dated as of March 26, 2012, among Allure of the Seas Inc., Royal Caribbean Cruises Ltd., the various financial institutions as are parties to the Credit Agreement and Skandinaviska Enskilda Banken AB, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012).
10.8
—Hull No. S-697 Credit Agreement, dated as of June 8, 2011, between Company, the Lenders from time to time party thereto and KfW-IPEX-Bank GmbH, as Hermes Agent, Facility Agent and Initial Mandated Lead Arranger, as amended on February 17, 2012 and May 10, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2012).

Exhibit	Description
10.9	—Amendment Agreement in connection with the Credit Agreement in respect of Hull No. S-698, dated as of February 17, 2012, between the Company, the Lenders from time to time party thereto and KfW-IPEX-Bank GmbH, as Hermes Agent, Facility Agent and Initial Mandated Lead Arranger (incorporated by reference to Exhibit 10.10 to the Company's 2011 Annual Report on Form 10-K).
10.10
—Office Building Lease Agreement dated July 25, 1989 between Miami-Dade County and the Company, as amended (incorporated by reference to Exhibits 10.116 and 10.117 to the Company's Registration Statement on Form F-1, File No. 33-46157, filed with the Commission and Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 5, 2011).
10.11
—Office Building Lease Agreement dated January 18, 1994 between Miami-Dade County and the Company (incorporated by reference to Exhibit 2.13 to the Company's 1993 Annual Report on Form 20-F, File No. 1-11884 and Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 5, 2011).
10.12
—Multi-Tenant Office Lease Agreement dated May 3, 2000, as amended through January 26, 2010, between the Company and RT Miramar II, LLC (incorporated by reference to Exhibit 4.6 to the Company's 2003 Annual Report on Form 20-F and Exhibit 10.17 to the Company's 2009 Annual Report on Form 10-K).
10.13
—Lease Agreement dated January 24, 2005, as amended through March 20, 2006, between the Company and RC Springfield 2007, LLC (formerly Workstage-Oregon, LLC) (incorporated by reference to Exhibit 10.7 to the Company's 2004 Annual Report on Form 10-K, Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and Exhibit 10.12 to the Company's 2007 Annual Report on Form 10-K).
10.14
—Lease dated August 30, 2006 between DV3 Addlestone Limited, RCL Investments Ltd. (formerly Harmony Investments (Global) Limited) and the Company (incorporated by reference to Exhibit 10.12 to the Company's 2006 Annual Report on Form 10-K).
10.15
—Royal Caribbean Cruises Ltd. 2000 Stock Award Plan, as amended and restated through September 18, 2006 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on December 8, 2005 and Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on September 22, 2006).
10.16
—Royal Caribbean Cruises Ltd. 2008 Equity Incentive Plan, as amended by Amendment No. 1 dated as of May 20, 2010 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 and Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010).
10.17
—Form of Royal Caribbean Cruises Ltd. 2008 Equity Incentive Plan Stock Option Award Agreement—Incentive Options (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).
10.18
—Form of Royal Caribbean Cruises Ltd. 2008 Equity Incentive Plan Stock Option Award Agreement—Nonqualified shares (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).
10.19
—Form of Royal Caribbean Cruises Ltd. 2008 Equity Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).

Exhibit	Description
10.20	—Form of Royal Caribbean Cruises Ltd. 2008 Equity Incentive Plan Restricted Stock Unit Agreement—Director Grants (incorporated by reference to Exhibit 10.31 to the Company's 2010 Annual Report on Form 10-K).
10.21
—Form of Royal Caribbean Cruises Ltd. 2008 Equity Incentive Plan Performance Share Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on February 22, 2012).
10.22	—Employment Agreement dated December 31, 2012 between the Company and Richard D. Fain*
10.23	—Employment Agreement dated December 31, 2012 between the Company and Adam M. Goldstein*
10.24	—Employment Agreement dated December 31, 2012 between Celebrity Cruises Inc. and Michael W. Bayley*
10.25	—Employment Agreement dated December 31, 2012 between the Company and Brian J. Rice*
10.26	—Employment Agreement dated December 31, 2012 between the Company and Harri U. Kulovaara*
10.27	—Description of consulting arrangement between the Company and William K. Reilly (incorporated by reference to Exhibit 10.16 to the Company's 2004 Annual Report on Form 10-K).
10.28
—Royal Caribbean Cruises Ltd. Executive Short-Term Bonus Plan dated as of September 12, 2008, as amended (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011).
10.29
—Royal Caribbean Cruises Ltd. et. al. Non Qualified Deferred Compensation Plan, formerly Royal Caribbean Cruises Ltd. et. al. Non Qualified 401(k) Plan, as amended through November 11, 2008 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on December 8, 2005, Exhibit 10.29 to the Company's 2006 Annual Report on Form 10-K, Exhibit 10.28 to the Company's 2007 Annual Report on Form 10-K, Exhibit 10.29 to the Company's 2007 Annual Report on Form 10-K and Exhibit 10.36 to the Company's 2008 Annual Report on Form 10-K).
10.30
—Royal Caribbean Cruises Ltd. Supplemental Executive Retirement Plan as amended through November 11, 2008 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Commission on December 8, 2005, Exhibit 10.31 to the Company's 2006 Annual Report on Form 10-K, Exhibit 10.31 to the Company's 2007 Annual Report on Form 10-K, Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 and Exhibit 10.38 to the Company's Annual Report on Form 10-K).
10.31	—Summary of Royal Caribbean Cruises Ltd. Board of Directors Compensation (incorporated by reference to Exhibit 10.29 to the Company's 2010 Annual Report on Form 10-K).
10.32
—Cruise Policy effective as of October 3, 2007 for Members of the Board of Directors of the Company (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007).
12.1	—Statement regarding computation of fixed charge coverage ratio*
21.1	—List of Subsidiaries*

Exhibit	Description
23.1	—Consent of PricewaterhouseCoopers LLP, an independent registered certified public accounting firm*
23.2	—Consent of Drinker Biddle & Reath LLP*
24.1	—Power of Attorney*
31.1	—Certification of Richard D. Fain required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934*
31.2	—Certification of Brian J. Rice required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934*
32.1	—Certification of Richard D. Fain and Brian J. Rice pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code**

*
Filed herewith

**
Furnished herewith

Interactive Data File

101	—The following financial statements from Royal Caribbean Cruises Ltd.'s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on February 25, 2013, formatted in XBRL, as follows:
	(i)	the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010;
	(ii)	the Consolidated Balance Sheets at December 31, 2012 and 2011;
	(iii)	the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010;
	(iv)	the Consolidated Statements of Shareholders' Equity for the years ended December 31, 2012, 2011 and 2010; and
	(v)	the Notes to the Consolidated Financial Statements, tagged in summary and detail.

ROYAL CARIBBEAN CRUISES LTD.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders
of Royal Caribbean Cruises, Ltd.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income (loss), shareholders' equity and cash flows present fairly, in all material respects, the financial position of Royal Caribbean Cruises, Ltd. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Miami, Florida
February 25, 2013

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2012	2011	2010
	(in thousands, except per share data)
Passenger ticket revenues	$5,594,595	$5,525,904	$4,908,644
Onboard and other revenues	2,093,429	2,011,359	1,843,860

Total revenues	7,688,024	7,537,263	6,752,504

Cruise operating expenses:
Commissions, transportation and other	1,289,255	1,299,713	1,175,522
Onboard and other	529,453	535,501	480,564
Payroll and related	828,198	825,676	767,586
Food	449,649	424,308	388,205
Fuel	909,691	764,758	646,998
Other operating	1,151,188	1,092,651	999,201

Total cruise operating expenses	5,157,434	4,942,607	4,458,076
Marketing, selling and administrative expenses	1,011,543	960,602	848,079
Depreciation and amortization expenses	730,493	702,426	643,716
Impairment of Pullmantur related assets	385,444	—	—

	7,284,914	6,605,635	5,949,871

Operating Income	403,110	931,628	802,633

Other income (expense):
Interest income	21,331	25,318	9,243
Interest expense, net of interest capitalized	(355,785)	(382,416)	(371,207)
Extinguishment of unsecured senior notes	(7,501)	—	—
Other (expense) income (including in 2012 $28.5 million net deferred tax expense related to the Pullmantur impairment)	(42,868)	32,891	74,984

	(384,823)	(324,207)	(286,980)

Net Income	$18,287	$607,421	$515,653

Basic Earnings per Share:
Net income	$0.08	$2.80	$2.40

Diluted Earnings per Share:
Net income	$0.08	$2.77	$2.37

Comprehensive Income (Loss)
Net Income	$18,287	$607,421	$515,653
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,764)	(18,200)	(29,065)
Change in defined benefit plans	(4,567)	(6,698)	(5,422)
Loss on cash flow derivative hedges	(51,247)	(76,106)	(123,180)

Total other comprehensive loss	(58,578)	(101,004)	(157,667)

Comprehensive (Loss) Income	$(40,291)	$506,417	$357,986

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2012	2011
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$194,855	$262,186
Trade and other receivables, net	281,421	292,447
Inventories	146,295	144,553
Prepaid expenses and other assets	207,662	185,460
Derivative financial instruments	57,827	84,642

Total current assets	888,060	969,288
Property and equipment, net	17,451,034	16,934,817
Goodwill	432,975	746,537
Other assets	1,055,861	1,153,763

	$19,827,930	$19,804,405

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$1,519,483	$638,891
Accounts payable	351,587	304,623
Accrued interest	106,366	123,853
Accrued expenses and other liabilities	541,722	564,272
Customer deposits	1,546,993	1,436,003

Total current liabilities	4,066,151	3,067,642
Long-term debt	6,970,464	7,856,962
Other long-term liabilities	482,566	471,978
Commitments and contingencies (Note 14)
Shareholders' equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 229,080,109 and 227,366,165 shares issued, December 31, 2012 and December 31, 2011, respectively)	2,291	2,276
Paid-in capital	3,109,887	3,071,759
Retained earnings	5,744,791	5,823,430
Accumulated other comprehensive loss	(134,516)	(75,938)
Treasury stock (10,308,683 common shares at cost, December 31, 2012 and December 31, 2011)	(413,704)	(413,704)

Total shareholders' equity	8,308,749	8,407,823

	$19,827,930	$19,804,405

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Operating Activities
Net income	$18,287	$607,421	$515,653
Adjustments:
Depreciation and amortization	730,493	702,426	643,716
Impairment of Pullmantur related assets	385,444	—	—
Net deferred tax expense related to Pullmantur impairment	28,488	—	—
Loss (gain) on fuel call options	5,651	(18,920)	2,826
Loss on extinguishment of unsecured senior notes	7,501	—	—
Changes in operating assets and liabilities:
Decrease in trade and other receivables, net	8,026	87,872	146,498
Increase in inventories	(1,645)	(18,423)	(20,274)
Increase in prepaid expenses and other assets	(1,614)	(17,052)	(10,954)
Increase (decrease) in accounts payable	36,602	56,755	(15,507)
(Decrease) increase in accrued interest	(15,786)	(28,553)	13,359
Increase in accrued expenses and other liabilities	33,060	25,318	71,969
Increase in customer deposits	103,733	19,482	135,975
Cash received on settlement of derivative financial instruments	69,684	12,200	172,993
Dividends received from unconsolidated affiliate	—	21,147	—
Other, net	(26,190)	6,066	6,765

Net cash provided by operating activities	1,381,734	1,455,739	1,663,019

Investing Activities
Purchases of property and equipment	(1,291,499)	(1,173,626)	(2,187,189)
Cash (paid) received on settlement of derivative financial instruments	(10,886)	16,307	(91,325)
Loan to unconsolidated affiliate	—	(110,660)	—
Cash payments received on loan to unconsolidated affiliate	23,512	—	—
Proceeds from sale of ships	9,811	345,000	—
Other, net	5,739	(1,586)	(9,404)

Net cash (used in) investing activities	(1,263,323)	(924,565)	(2,287,918)

Financing Activities
Debt proceeds	2,558,474	1,578,368	2,420,262
Debt issuance costs	(75,839)	(84,381)	(90,782)
Repayments of debt	(2,216,701)	(2,179,046)	(1,600,265)
Extinguishment of unsecured senior notes	(344,589)	—	—
Dividends paid	(117,707)	(21,707)	—
Proceeds from exercise of common stock options	15,146	19,463	26,158
Other, net	1,599	10,788	1,587

Net cash (used in) provided by financing activities	(179,617)	(676,515)	756,960

Effect of exchange rate changes on cash	(6,125)	(12,402)	3,249
Net (decrease) increase in cash and cash equivalents	(67,331)	(157,743)	135,310
Cash and cash equivalents at beginning of year	262,186	419,929	284,619

Cash and cash equivalents at end of year	$194,855	$262,186	$419,929

Supplemental Disclosures
Cash paid during the year for:
Interest, net of amount capitalized	$341,047	$360,892	$297,477

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
	(in thousands)
Balances at January 1, 2010	$2,243	$2,973,495	$4,745,014	$182,733	$(413,704)	$7,489,781
Issuance under employee related plans	19	53,635	—	—	—	53,654
Dividends declared by Pullmantur Air, S.A.(1)	—	—	(669)	—	—	(669)
Changes related to cash flow derivative hedges	—	—	—	(123,180)	—	(123,180)
Change in defined benefit plans	—	—	—	(5,422)	—	(5,422)
Foreign currency translation adjustments	—	—	—	(29,065)	—	(29,065)
Net income	—	—	515,653	—	—	515,653

Balances at December 31, 2010	$2,262	$3,027,130	$5,259,998	$25,066	$(413,704)	$7,900,752
Issuance under employee related plans	14	44,629	—	—	—	44,643
Common Stock dividends	—	—	(43,435)	—	—	(43,435)
Dividends declared by Pullmantur Air, S.A.(1)	—	—	(554)	—	—	(554)
Changes related to cash flow derivative hedges	—	—	—	(76,106)	—	(76,106)
Change in defined benefit plans	—	—	—	(6,698)	—	(6,698)
Foreign currency translation adjustments	—	—	—	(18,200)	—	(18,200)
Net income	—	—	607,421	—	—	607,421

Balances at December 31, 2011	$2,276	$3,071,759	$5,823,430	$(75,938)	$(413,704)	$8,407,823
Issuance under employee related plans	15	38,128	—	—	—	38,143
Common Stock dividends	—	—	(95,979)	—	—	(95,979)
Dividends declared by Pullmantur Air, S.A.(1)	—	—	(947)	—	—	(947)
Changes related to cash flow derivative hedges	—	—	—	(51,247)	—	(51,247)
Change in defined benefit plans	—	—	—	(4,567)	—	(4,567)
Foreign currency translation adjustments	—	—	—	(2,764)	—	(2,764)
Net income	—	—	18,287	—	—	18,287

Balances at December 31, 2012	$2,291	$3,109,887	$5,744,791	$(134,516)	$(413,704)	$8,308,749

(1)
Dividends declared by Pullmantur Air, S.A. to its non-controlling shareholder. See Note 6. Other Assets for further information regarding Pullmantur Air, S.A.'s ownership structure.

        The following tables summarize activity in accumulated other comprehensive income (loss) related to derivatives designated as cash flow hedges, change in defined benefit plans and the foreign currency translation adjustments (in thousands):

	Year Ended December 31,
	2012	2011	2010
Accumulated net gain (loss) on cash flow derivative hedges at beginning of year	$(33,258)	$42,848	$166,028
Net (loss) gain on cash flow derivative hedges	58,138	70,480	(54,877)
Net (gain) loss reclassified into earnings	(109,385)	(146,586)	(68,303)

Accumulated net gain (loss) on cash flow derivative hedges at end of year	$(84,505)	$(33,258)	$42,848

	Changes related to cash flow derivative hedges	Change in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)
Accumulated other comprehensive gain at beginning of the year	$(33,258)	$(30,256)	$(12,424)	$(75,938)
Current-period change	(51,247)	(4,567)	(2,764)	(58,578)

Accumulated other comprehensive gain at end of year	$(84,505)	$(34,823)	$(15,188)	$(134,516)

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. General

Description of Business

        We are a global cruise company. We own Royal Caribbean International, Celebrity Cruises, Pullmantur, Azamara Club Cruises, CDF Croisières de France and a 50% joint venture interest in TUI Cruises. Together, these six brands operate a combined 41 ships as of December 31, 2012. Our ships operate on a selection of worldwide itineraries that call on approximately 455 destinations on all seven continents.

Basis for Preparation of Consolidated Financial Statements

        The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Estimates are required for the preparation of financial statements in accordance with these principles. Actual results could differ from these estimates.

        All significant intercompany accounts and transactions are eliminated in consolidation. We consolidate entities over which we have control, usually evidenced by a direct ownership interest of greater than 50%, and variable interest entities where we are determined to be the primary beneficiary. See Note 6. Other Assets for further information regarding our variable interest entities. For affiliates we do not control but over which we have significant influence on financial and operating policies, usually evidenced by a direct ownership interest from 20% to 50%, the investment is accounted for using the equity method. We consolidate the operating results of Pullmantur and its wholly-owned subsidiary, CDF Croisières de France, on a two-month lag to allow for more timely preparation of our consolidated financial statements. No material events or transactions affecting Pullmantur or CDF Croisières de France have occurred during the two-month lag period of November 2012 and December 2012 that would require disclosure or adjustment to our consolidated financial statements as of December 31, 2012, except for the impairment of Pullmantur related assets, as described in Note 3. Goodwill, Note 4. Intangible Assets, Note 5. Property and Equipment and Note 12. Income Taxes.

Note 2. Summary of Significant Accounting Policies

Revenues and Expenses

        Deposits received on sales of passenger cruises are initially recorded as customer deposit liabilities on our balance sheet. Customer deposits are subsequently recognized as passenger ticket revenues, together with revenues from onboard and other goods and services and all associated direct costs of a voyage, upon completion of voyages with durations of ten days or less, and on a pro-rata basis for voyages in excess of ten days. Revenues and expenses include port costs that vary with guest head counts. The amounts of such port costs included in passenger ticket revenues on a gross basis were $459.8 million, $442.9 million and $398.0 million for the years 2012, 2011 and 2010, respectively.

Cash and Cash Equivalents

        Cash and cash equivalents include cash and marketable securities with original maturities of less than 90 days.

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

Inventories

        Inventories consist of provisions, supplies and fuel carried at the lower of cost (weighted-average) or market.

Property and Equipment

        Property and equipment are stated at cost less accumulated depreciation and amortization. We capitalize interest as part of the cost of acquiring certain assets. Improvement costs that we believe add value to our ships are capitalized as additions to the ship and depreciated over the shorter of the improvements' estimated useful lives or that of the associated ship. The estimated cost and accumulated depreciation of replaced or refurbished ship components are written off and any resulting losses are recognized in cruise operating expenses. Liquidated damages received from shipyards as a result of the late delivery of a new ship are recorded as reductions to the cost basis of the ship.

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

        Depreciation of property and equipment is computed utilizing the following useful lives:

Years
Ships	30
Ship improvements	3-20
Buildings and improvements	10-40
Computer hardware and software	3-5
Transportation equipment and other	3-30
Leasehold improvements	Shorter of remaining lease term or useful life 3-30

        We review long-lived assets for impairment whenever events or changes in circumstances indicate, based on estimated undiscounted future cash flows, that the carrying amount of these assets may not be fully recoverable. We evaluate asset impairment in accordance with ASC 360-10-35-23 (Property, Plant and Equipment), which requires that, for purposes of recognition and measurement of an impairment loss, long-lived assets be grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The lowest level for which we maintain identifiable cash flows that are independent of the cash flows of other assets and liabilities is at the ship level for our ships and at the aggregated asset group level for our aircraft.

        We use the deferral method to account for drydocking costs. Under the deferral method, drydocking costs incurred are deferred and charged to expense on a straight-line basis over the period to the next scheduled drydock, which we estimate to be a period of thirty to sixty months based on the vessel's age as required by Class. Deferred drydock costs consist of the costs to drydock the vessel and other costs incurred in connection with the drydock which are necessary to maintain the vessel's Class

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

certification. Class certification is necessary in order for our cruise ships to be flagged in a specific country, obtain liability insurance and legally operate as passenger cruise ships. The activities associated with those drydocking costs cannot be performed while the vessel is in service and, as such, are done during a drydock as a planned major maintenance activity. The significant deferred drydock costs consist of hauling and wharfage services provided by the drydock facility, hull inspection and related activities (e.g. scraping, pressure cleaning, bottom painting), maintenance to steering propulsion, stabilizers, thruster equipment and ballast tanks, port services such as tugs, pilotage and line handling, and freight associated with these items. We perform a detailed analysis of the various activities performed for each drydock and only defer those costs that are directly related to planned major maintenance activities necessary to maintain Class. The costs deferred are not otherwise routinely periodically performed to maintain a vessel's designed and intended operating capability. Repairs and maintenance activities are charged to expense as incurred.

Goodwill

        Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets acquired. We review goodwill for impairment at the reporting unit level annually or, when events or circumstances dictate, more frequently. The impairment review for goodwill consists of a qualitative assessment of whether it is more-likely-than-not that a reporting unit's fair value is less than its carrying amount, and if necessary, a two-step goodwill impairment test. Factors to consider when performing the qualitative assessment include general economic conditions, limitations on accessing capital, changes in forecasted operating results, changes in fuel prices and fluctuations in foreign exchange rates. If the qualitative assessment demonstrates that it is more-likely-than-not that the estimated fair value of the reporting unit exceeds its carrying value, it is not necessary to perform the two-step goodwill impairment test. We may elect to bypass the qualitative assessment and proceed directly to step one, for any reporting unit, in any period. We can resume the qualitative assessment for any reporting unit in any subsequent period. When performing the two-step goodwill impairment test, the fair value of the reporting unit is determined and compared to the carrying value of the net assets allocated to the reporting unit. If the fair value of the reporting unit exceeds its carrying value, no further analysis or write-down of goodwill is required. If the fair value of the reporting unit is less than the carrying value of its net assets, the implied fair value of the reporting unit is allocated to all its underlying assets and liabilities, including both recognized and unrecognized tangible and intangible assets, based on their fair value. If necessary, goodwill is then written down to its implied fair value.

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

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

Contingencies —Litigation

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

Advertising Costs

        Advertising costs are expensed as incurred except those costs which result in tangible assets, such as brochures, which are treated as prepaid expenses and charged to expense as consumed. Advertising costs consist of media advertising as well as brochure, production and direct mail costs. Media advertising was $200.9 million, $193.7 million and $166.0 million, and brochure, production and direct mail costs were $130.4 million, $124.3 million and $104.1 million for the years 2012, 2011 and 2010, respectively.

Derivative Instruments

        We enter into various forward, swap and option contracts to manage our interest rate exposure and to limit our exposure to fluctuations in foreign currency exchange rates and fuel prices. These instruments are recorded on the balance sheet at their fair value and the vast majority are designated as hedges. We also have non-derivative financial instruments designated as hedges of our net investment in our foreign operations and investments. Although certain of our derivative financial instruments do not qualify or are not accounted for under hedge accounting, we do not hold or issue derivative financial instruments for trading or speculative purposes.

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

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

        On an ongoing basis, we assess whether derivatives used in hedging transactions are "highly effective" in offsetting changes in the fair value or cash flow of hedged items. If it is determined that a derivative is not highly effective as a hedge or hedge accounting is discontinued, any change in fair value of the derivative since the last date at which it was determined to be effective is recognized in earnings. In addition, the ineffective portion of our highly effective hedges is recognized in earnings immediately and reported in other income (expense) in our consolidated statements of comprehensive income (loss).

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

Foreign Currency Translations and Transactions

        We translate assets and liabilities of our foreign subsidiaries whose functional currency is the local currency, at exchange rates in effect at the balance sheet date. We translate revenues and expenses at weighted-average exchange rates for the period. Equity is translated at historical rates and the resulting foreign currency translation adjustments are included as a component of accumulated other comprehensive (loss) income, which is reflected as a separate component of shareholders' equity. Exchange gains or losses arising from the remeasurement of monetary assets and liabilities denominated in a currency other than the functional currency of the entity involved are immediately included in our earnings, except for certain liabilities that have been designated to act as a hedge of a net investment in a foreign operation or investment. Exchange losses were $11.8 million, $1.6 million and $9.5 million for the years 2012, 2011 and 2010, respectively, and were recorded within other income (expense). The majority of our transactions are settled in United States dollars. Gains or losses resulting from transactions denominated in other currencies are recognized in income at each balance sheet date.

Concentrations of Credit Risk

        We monitor our credit risk associated with financial and other institutions with which we conduct significant business and, to minimize these risks, we select counterparties with credit risks acceptable to us and we seek to limit our exposure to an individual counterparty. Credit risk, including but not limited to counterparty nonperformance under derivative instruments, our credit facilities and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions, insurance companies and export credit agencies with which we have long-term relationships and which have credit risks acceptable to us or where the credit risk is spread out among a large number of counterparties. In addition, our exposure under foreign currency forward contracts, foreign currency collar options, fuel call options, interest rate and fuel swap agreements was approximately $60.8 million and $135.5 million as of December 31, 2012 and December 31, 2011, respectively, and was limited to the cost of replacing the contracts in the event of non-performance by the counterparties to the contracts, all of which are currently our lending banks. We do not anticipate nonperformance by any of our significant counterparties. In addition, we have established guidelines regarding credit ratings and instrument maturities that we follow to maintain

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

safety and liquidity. We do not normally require collateral or other security to support credit relationships; however, in certain circumstances this option is available to us.

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

	2012	2011	2010
Passenger ticket revenues:
United States	51%	51%	55%
All other countries	49%	49%	45%

Recently Adopted Accounting Standards

        In January 2012, we adopted authoritative guidance issued in 2011, the purpose of which was to achieve consistent fair value measurements and to clarify certain disclosure requirements for fair value measurements. The guidance includes clarification about when the concept of highest and best use is

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

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

        In January 2012, we adopted authoritative guidance issued in 2011 on the presentation of comprehensive income which requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. The new guidance eliminates the option to report other comprehensive income and its components in the statement of changes in equity. We elected to present this information using one continuous statement. See our consolidated statements of comprehensive income (loss).

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

        In February 2013, amended guidance was issued over the presentation of amounts reclassified from accumulated other comprehensive income to net income. The new guidance requires an entity to present, either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source (e.g., the release due to cash flow hedges from interest rate contracts) and the income statement line items affected by the reclassification (e.g., interest income or interest expense). This guidance must be applied prospectively and will be effective for our interim and annual reporting periods beginning after December 15, 2012. The disclosures will be added to our future filings when applicable.

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Goodwill

        The carrying amount of goodwill attributable to our Royal Caribbean International and the Pullmantur reporting units was as follows (in thousands):

	Royal Caribbean International	Pullmantur	Other	Total
Balance at December 31, 2010	$283,723	$473,383	$2,222	$759,328
Foreign currency translation adjustment	—	(14,254)	1,463	(12,791)

Balance at December 31, 2011	$283,723	$459,129	$3,685	$746,537
Impairment charge	—	(319,214)	—	(319,214)
Foreign currency translation adjustment	—	5,624	28	5,652

Balance at December 31, 2012	$283,723	$145,539	$3,713	$432,975

        During the fourth quarter of 2012, we performed a qualitative assessment of whether it was more-likely-than-not that our Royal Caribbean International reporting unit's fair value was less than its carrying amount before applying the two-step goodwill impairment test. The qualitative analysis included assessing the impact of certain factors such as general economic conditions, limitations on accessing capital, changes in forecasted operating results, changes in fuel prices and fluctuations in foreign exchange rates. Based on our qualitative assessment, we concluded that it was more-likely-than-not that the estimated fair value of the Royal Caribbean International reporting unit exceeded its carrying value as of December 31, 2012 and thus, did not proceed to the two-step goodwill impairment test. No indicators of impairment exist primarily because the reporting unit's fair value has consistently exceeded its carrying value by a significant margin, its financial performance has been solid in the face of mixed economic environments and forecasts of operating results generated by the reporting unit appear sufficient to support its carrying value.

        In addition, during the fourth quarter of 2012, we performed our annual impairment review of goodwill for Pullmantur's reporting unit. We did not perform a qualitative assessment but instead proceeded directly to the two-step goodwill impairment test. We estimated the fair value of the Pullmantur reporting unit using a probability-weighted discounted cash flow model. The principal assumptions used in the discounted cash flow model are projected operating results, weighted-average cost of capital, and terminal value. The discounted cash flow model used our 2013 projected operating results as a base. To that base we added future years' cash flows assuming multiple revenue and expense scenarios that reflect the impact on Pullmantur's reporting unit of different global economic environments beyond 2013. We assigned a probability to each revenue and expense scenario. We discounted the projected cash flows using rates specific to Pullmantur's reporting unit based on its weighted-average cost of capital.

        The estimation of fair value utilizing discounted expected future cash flows includes numerous uncertainties which require our significant judgment when making assumptions of expected revenues, operating costs, marketing, selling and administrative expenses, interest rates, ship additions and retirements as well as assumptions regarding the cruise vacation industry's competitive environment and general economic and business conditions, among other factors. Pullmantur is a brand targeted primarily at the Spanish, Portuguese and Latin American markets and although Pullmantur has diversified its passenger sourcing over the past few years, Spain still represents Pullmantur's largest market. As previously disclosed, during 2012 European economies continued to demonstrate instability

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Goodwill (Continued)

in light of heightened concerns over sovereign debt issues as well as the impact of proposed austerity measures on certain markets. The Spanish economy was more severely impacted than many other economies and there is significant uncertainty as to when it will recover. In addition, the impact of the Costa Concordia incident has had a more lingering effect than expected and the impact in future years is uncertain. These factors were identified in the past as significant risks which could lead to the impairment of Pullmantur's goodwill.

        More recently, the Spanish economy has progressively worsened and forecasts suggest the challenging operating environment will continue for an extended period of time. The unemployment rate in Spain reached 26% during the fourth quarter of 2012 and is expected to rise further in 2013. The International Monetary Fund, which had projected GDP growth of 1.8% a year ago, revised its 2013 GDP projections downward for Spain to a contraction of 1.3% during the fourth quarter of 2012 and further reduced it to a contraction of 1.5% in January of 2013. During the latter half of 2012 new austerity measures, such as increases to the Value Added Tax, cuts to benefits, the phasing out of exemptions and the suspension of government bonuses, were implemented by the Spanish government. We believe these austerity measures are having a larger impact on consumer confidence and discretionary spending than previously anticipated. As a result, there has been a significant deterioration in bookings from guests sourced from Spain during the 2013 WAVE season. The combination of all of these factors has caused us to negatively adjust our cash flow projections, especially our closer-in Net Yield assumptions and the expectations regarding future capacity growth for the brand.

        Based on our updated cash flow projections, we determined the implied fair value of goodwill for the Pullmantur reporting unit was $145.5 million and recognized an impairment charge of $319.2 million. This impairment charge was recognized in earnings during the fourth quarter of 2012 and is reported within Impairment of Pullmantur related assets within our consolidated statements of comprehensive income (loss). There have been no goodwill impairment charges related to the Pullmantur reporting unit in prior periods. See Note 13. Fair Value Measurements and Derivative Instruments for further discussion.

        If the Spanish economy weakens further or recovers more slowly than contemplated or if the economies of other markets (e.g. France, Brazil, Latin America) perform worse than contemplated in our discounted cash flow model, or if there are material changes to the projected future cash flows used in the impairment analyses, especially in Net Yields, an additional impairment charge of the Pullmantur reporting unit's goodwill may be required.

Note 4. Intangible Assets

        Intangible assets are reported in other assets in our consolidated balance sheets and consist of the following (in thousands):

	2012	2011
Indefinite-life intangible asset—Pullmantur trademarks and trade names	$218,883	$225,679
Impairment charge	(17,356)	—
Foreign currency translation adjustment	3,339	(6,796)

Total	$204,866	$218,883

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Intangible Assets (Continued)

        During the fourth quarter of 2012, we performed the annual impairment review of our trademarks and trade names using a discounted cash flow model and the relief-from-royalty method. The royalty rate used is based on comparable royalty agreements in the tourism and hospitality industry. These trademarks and trade names relate to Pullmantur and we have used a discount rate comparable to the rate used in valuing the Pullmantur reporting unit in our goodwill impairment test.

        As described in Note 3. Goodwill, the continued deterioration of the Spanish economy caused us to negatively adjust our cash flow projections for the Pullmantur reporting unit, especially our closer-in Net Yield assumptions and the timing of future capacity growth for the brand. Based on our updated cash flow projections, we determined that the fair value of Pullmantur's trademarks and trade names no longer exceeded their carrying value. Accordingly, we recognized an impairment charge of approximately $17.4 million to write down trademarks and trade names to their fair value of $204.9 million. This impairment charge was recognized in earnings during the fourth quarter of 2012 and is reported within Impairment of Pullmantur related assets within our consolidated statements of comprehensive income (loss). See Note 13. Fair Value Measurements and Derivative Instruments for further discussion.

        If the Spanish economy weakens further or recovers more slowly than contemplated or if the economies of other markets (e.g. France, Brazil, Latin America) perform worse than contemplated in our discounted cash flow model, or if there are material changes to the projected future cash flows used in the impairment analyses, especially in Net Yields, an additional impairment charge of Pullmantur's trademarks and trade names may be required.

        Finite-life intangible assets and related accumulated amortization are immaterial to our 2012, 2011, and 2010 consolidated financial statements.

Note 5. Property and Equipment

        Property and equipment consists of the following (in thousands):

	2012	2011
Ships	$20,855,606	$19,958,127
Ship improvements	1,341,137	976,363
Ships under construction	169,274	227,123
Land, buildings and improvements, including leasehold improvements and port facilities	377,821	360,399
Computer hardware and software, transportation equipment and other	698,865	748,102

Total property and equipment	23,442,703	22,270,114
Less—accumulated depreciation and amortization	(5,991,669)	(5,335,297)

	$17,451,034	$16,934,817

        Ships under construction include progress payments for the construction of new ships as well as planning, design, interest, commitment fees and other associated costs. We capitalized interest costs of $13.3 million, $14.0 million and $28.1 million for the years 2012, 2011 and 2010, respectively.

        During 2012, Pullmantur delivered Ocean Dream to an unrelated third party as part of a six year bareboat charter agreement. The charter agreement provides a renewal option exercisable by the

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Property and Equipment (Continued)

unrelated third party for an additional four years. The charter agreement constitutes an operating lease and charter revenue is being recognized on a straight-line basis over the six year charter term. The charter revenue recognized during 2012 was not material to our results of operations.

        We review our long-lived assets for impairment whenever events or changes in circumstances indicate, based on estimated undiscounted future cash flows. As part of step two of our goodwill impairment analysis, (see Note 3. Goodwill for further information), we identified that the estimated fair values of certain long-lived assets, consisting of three aircraft owned and operated by Pullmantur Air, were less than their carrying values. As a result, we proceeded to our long-lived asset impairment test. Pullmantur's strategy to further diversify its passenger sourcing and reduce its reliance on the Spanish market has led us to reduce the number of years during which we expect to use these aircraft when performing the undiscounted cash flow test. The undiscounted cash flows for Pullmantur's aircraft were determined to be less than their carrying value and an impairment charge of $48.9 million was required. This impairment charge was recognized in earnings during the fourth quarter of 2012 and is reported within Impairment of Pullmantur related assets within our consolidated statements of comprehensive income (loss). See Note 13. Fair Value Measurements and Derivative Instruments for further discussion.

        In December 2012, we reached a conditional agreement with STX France to build the third Oasis-class ship for Royal Caribbean International. The agreement is subject to certain closing conditions and is expected to become effective in the first quarter of 2013. The ship will have a capacity of approximately 5,400 berths and is expected to enter service in the second quarter of 2016. If the agreement becomes effective, Pullmantur's Atlantic Star, which has been out of operation since 2009, will be transferred to an affiliate of STX France as part of the consideration. The transfer is not expected to result in a gain or a loss. In addition, we have an option to construct a fourth Oasis-class ship which will expire five days prior to the first anniversary of the effective date of the contract.

Note 6. Other Assets

Variable Interest Entities

        A Variable Interest Entity ("VIE"), is an entity in which the equity investors have not provided enough equity to finance the entity's activities or the equity investors (1) cannot directly or indirectly make decisions about the entity's activities through their voting rights or similar rights; (2) do not have the obligation to absorb the expected losses of the entity; (3) do not have the right to receive the expected residual returns of the entity; or (4) have voting rights that are not proportionate to their economic interests and the entity's activities involve or are conducted on behalf of an investor with a disproportionately small voting interest.

        We have determined that Grand Bahama Shipyard Ltd. ("Grand Bahama"), a ship repair and maintenance facility in which we have a 40% noncontrolling interest, is a VIE. The facility serves cruise and cargo ships, oil and gas tankers, and offshore units. We utilize this facility, among other ship repair facilities, for our regularly scheduled drydocks and certain emergency repairs as may be required. We have determined we are not the primary beneficiary of this facility, as we do not have the power to direct the activities that most significantly impact the facility's economic performance. Accordingly, we do not consolidate this entity and we account for this investment under the equity method of accounting. As of December 31, 2012 and December 31, 2011, the net book value of our investment in Grand Bahama, including equity and loans, was approximately $59.3 million and $61.4 million,

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Other Assets (Continued)

respectively, which is also our maximum exposure to loss as we are not contractually required to provide any financial or other support to the facility. The majority of our loans to Grand Bahama are in non-accrual status and the majority of this amount was included within other assets in our consolidated balance sheets. We received approximately $5.5 million and $10.8 million in principal and interest payments related to loans that are in accrual status from Grand Bahama in 2012 and 2011, respectively, and recorded income associated with our investment in Grand Bahama. We monitor credit risk associated with these loans through our participation on the Grand Bahama's board of directors along with our review of the Grand Bahama's financial statements and projected cash flows. Based on this review, we believe the risk of loss associated with these loans was not probable as of December 31, 2012.

        In conjunction with our acquisition of Pullmantur in 2006, we obtained a 49% noncontrolling interest in Pullmantur Air, S.A. ("Pullmantur Air"), a small air business that operates four aircraft in support of Pullmantur's operations. We have determined Pullmantur Air is a VIE for which we are the primary beneficiary as we have the power to direct the activities that most significantly impact its economic performance and we are obligated to absorb its losses. In accordance with authoritative guidance, we have consolidated the assets and liabilities of Pullmantur Air. We do not separately disclose the assets and liabilities of Pullmantur Air as they are immaterial to our December 31, 2012 and December 31, 2011 consolidated financial statements.

        We have determined that TUI Cruises GmbH, our 50%-owned joint venture which operates the brand TUI Cruises, is a VIE. As of December 31, 2012 and December 31, 2011, our investment in TUI Cruises, including equity and loans, was approximately $287.0 million and $282.0 million, respectively, and the majority of this amount was included within other assets in our consolidated balance sheets. In addition, in conjunction with our sale of Celebrity Mercury to TUI Cruises in 2011, we and TUI AG each guaranteed the repayment of 50% of an €180.0 million 5-year bank loan provided to TUI Cruises (refer to further details below). This investment amount and the potential obligations under this guarantee are substantially our maximum exposure to loss. We have determined that we are not the primary beneficiary of TUI Cruises. We believe that the power to direct the activities that most significantly impact TUI Cruises' economic performance are shared between ourselves and our joint venture partner, TUI AG. All the significant operating and financial decisions of TUI Cruises require the consent of both parties which we believe creates shared power over TUI Cruises. Accordingly, we do not consolidate this entity and account for this investment under the equity method of accounting.

        In connection with our sale of Celebrity Mercury to TUI Cruises in 2011, we provided a debt facility to TUI Cruises in the amount of up to €90.0 million. The outstanding principal amount of the facility as of December 31, 2012 was €68.6 million, or approximately $90.4 million based on the exchange rate at December 31, 2012. The loan bears interest at the rate of 9.54% per annum, is payable over seven years, is 50% guaranteed by TUI AG (our joint venture partner) and is secured by second mortgages on both of TUI Cruises' ships, Mein Schiff 1 and Mein Schiff 2. In addition, we and TUI AG each guaranteed the repayment of 50% of an €180.0 million 5-year bank loan provided to TUI Cruises, of which €153.0 million, or approximately $201.7 million based on the exchange rate at December 31, 2012, remains outstanding as of December 31, 2012, in connection with the sale of the ship. The bank loan amortizes quarterly and is secured by first mortgages on both Mein Schiff 1 and Mein Schiff 2. Based on current facts and circumstances, we do not believe potential obligations under this guarantee are probable.

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Other Assets (Continued)

        During 2011, TUI Cruises entered into a construction agreement with STX Finland to build its first newbuild ship, scheduled for delivery in the second quarter of 2014. TUI Cruises has entered into a credit agreement for financing of up to 80% of the contract price of the ship. The remaining portion of the contract price of the ship will be funded through either TUI Cruises' cash flows from operations or loans and/or equity contributions from us and TUI AG. The construction agreement includes certain restrictions on each of our and TUI AG's ability to reduce our current ownership interest in TUI Cruises below 37.5% through the construction period. In addition, the credit agreement extends this restriction through 2019. In 2012, TUI Cruises exercised their option under the agreement with STX Finland to construct their second newbuild ship, scheduled for delivery in the second quarter of 2015. TUI Cruises has secured a bank financing commitment for 80% of the contract price of the second ship as well as a conditional guarantee commitment from Finnvera, the official export agency of Finland, for 95% of the bank loan facility. The remaining portion of the contract price of the ship will be funded through either TUI Cruises' cash flows from operations or loans and/or equity contributions from us and TUI AG.

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Long-Term Debt

        Long-term debt consists of the following (in thousands):

	2012	2011
$1.1 billion unsecured revolving credit facility, LIBOR plus 1.75%, currently 1.96% and a facility fee of 0.3675%, due 2016	$48,000	$523,000
$525.0 million unsecured revolving credit facility, LIBOR plus 2.50%, currently 2.71% and a facility fee of 0.625%, due 2014	12,000	67,000
Unsecured senior notes and senior debentures, 5.25% to 11.88%, due 2013 through 2016, 2018, 2022 and 2027	2,698,531	2,059,510
€745.0 million unsecured senior notes, 5.63%, due 2014	1,004,940	1,356,312
Unsecured term loans, LIBOR plus 2.75%, due 2013	—	100,000
$225 million unsecured term loan, LIBOR plus 1.25%, due 2012	—	32,085
$570 million unsecured term loan, 4.02%, due through 2013	40,714	122,143
$589 million unsecured term loan, 4.39%, due through 2014	126,214	210,358
$530 million unsecured term loan, LIBOR plus 0.62%, currently 1.21%, due through 2015	189,286	265,000
$519 million unsecured term loan, LIBOR plus 0.45%, currently 1.01%, due through 2020	346,097	389,360
$420 million unsecured term loan, 5.41%, due through 2021(1)	318,230	348,142
$420 million unsecured term loan, LIBOR plus 2.10%, currently 2.65%, due through 2021(1)	315,000	350,000
€159.4 million unsecured term loan, EURIBOR plus 1.58%, currently 1.98%, due through 2021(1)	157,643	172,463
$524.5 million unsecured term loan, LIBOR plus 0.50%, currently 1.23%, due through 2021	393,375	437,083
$566.1 million unsecured term loan, LIBOR plus 0.37%, currently 0.97%, due through 2022	448,138	495,311
$1.1 billion unsecured term loan, LIBOR plus 2.10%, currently 2.65%, due through 2022(2)	767,754	844,529
$632.0 million unsecured term loan, LIBOR plus 0.40%, currently 1.13%, due through 2023	579,295	631,959
$673.5 million unsecured term loan, LIBOR plus 0.40%, currently 1.03%, due through 2024	673,474	—
$290.0 million unsecured term loan, LIBOR plus 2.5%, currently 2.72%, due through 2016	290,000	—
$7.3 million unsecured term loan, LIBOR plus 2.5%, currently 2.81%, due through 2023	5,867	6,343
$30.3 million unsecured term loan, LIBOR plus 3.75%, currently 4.06%, due through 2021	22,458	25,173
Capital lease obligations	52,931	60,082

	8,489,947	8,495,853
Less—current portion	(1,519,483)	(638,891)

Long-term portion	$6,970,464	$7,856,962

(1)
Corresponds to Oasis of the Seas unsecured term loan. With respect to 60% of the financing, the lenders have the ability to exit the facility in October 2015.

(2)
Corresponds to Allure of the Seas unsecured term loan. With respect to 100% of the financing, the lenders have the ability to exit the facility in October 2017.

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Long-Term Debt (Continued)

        During 2012, the credit facility we obtained in connection with our purchase of Celebrity Solstice was assigned from Celebrity Solstice Inc., our subsidiary which owns the ship, to Royal Caribbean Cruises Ltd. Similar assignments were simultaneously made from the ship-owning subsidiary level to Royal Caribbean Cruises Ltd. for the facilities relating to Celebrity Equinox, Celebrity Eclipse, Celebrity Silhouette, Celebrity Reflection, Oasis of the Seas and Allure of the Seas. Other than the change in borrower, the economic terms of these facilities remain unchanged. These amended facilities each contain covenants substantially similar to the covenants in our other parent-level ship financing agreements and our revolving credit facilities.

        During 2012, we entered into a credit agreement which provides an unsecured Euro-denominated term loan facility in an amount up to €365.0 million, or approximately $481.2 million based on the exchange rate at December 31, 2012. We have the ability to draw on this facility at anytime on or prior to June 30, 2013. As of February 25, 2013, we have not drawn on this facility. All amounts borrowed under the facility will be due and payable at maturity in July 2017. Interest on the loan accrues at a floating rate based on EURIBOR plus the applicable margin. The applicable margin varies with our debt rating and would have been 3.0% as of December 31, 2012. In addition, we are subject to a commitment fee of 1.05% per annum of the undrawn amount. We anticipate the proceeds from this loan facility will be used primarily as part of our refinancing strategy for our maturities in 2013 and 2014. In connection with entering into this facility, we prepaid our $100.0 million unsecured floating rate term loan due September 2013.

        During 2012, we borrowed $290.0 million under an unsecured term loan. All amounts borrowed under the facility will be due and payable at maturity in February 2016. Interest on the loan accrues at a floating rate based on LIBOR plus the applicable margin. The applicable margin varies with our debt rating and was 2.5% as of December 31, 2012. The proceeds of this loan were used to reduce outstanding balances on our revolving credit facilities.

        During 2012, we repurchased €255.0 million or approximately $328.0 million in aggregate principal amount of our €1.0 billion 5.625% unsecured senior notes due 2014 through a debt tender offer conducted outside of the United States. Total consideration paid in connection with the tender offer, including premium and related fees and expenses was $344.6 million. The repurchase of the unsecured senior notes resulted in a loss on the early extinguishment of debt of approximately $7.5 million which was recognized in earnings immediately and is reported within extinguishment of unsecured senior notes in our consolidated statements of comprehensive income (loss).

        During 2012, we took delivery of Celebrity Reflection. To finance the purchase, we borrowed $673.5 million under our previously committed unsecured term loan which is 95% guaranteed by Hermes. The loan amortizes semi-annually over 12 years and bears interest at LIBOR plus a margin of 0.40%, currently approximately 1.03%. In addition during 2011, we entered into forward-starting interest rate swap agreements which effectively convert the floating rate available to us per the credit agreement to a fixed rate (including applicable margin) of 2.85% effective April 2013 through the remaining term of the loan. See Note 13. Fair Value Measurements and Derivative Instruments for further information regarding these agreements.

        In November 2012, we issued $650.0 million of 5.25% unsecured senior notes due 2022 at par. The net proceeds from the offering were used to repay amounts outstanding under our unsecured revolving credit facilities. The issuance of these notes was part of our refinancing strategy for our maturities in 2013 and 2014.

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Long-Term Debt (Continued)

        During 2012, we increased the capacity of our revolving credit facility due July 2016 by $233.0 million, bringing our total capacity under this facility to $1.1 billion as of December 31, 2012. We have the ability to increase the capacity of this facility by an additional $67.0 million subject to the receipt of additional or increased lender commitments. We also have a revolving credit facility due November 2014 with capacity of $525.0 million as of December 31, 2012, giving us aggregate revolving borrowing capacity of $1.6 billion.

        Certain of our unsecured ship financing term loans are guaranteed by the export credit agency in the respective country in which the ship is constructed. In consideration for these guarantees, depending on the financing arrangement, we pay to the applicable export credit agency fees that range from either (1) 0.88% to 1.48% per annum based on the outstanding loan balance semi-annually over the term of the loan (subject to adjustment in certain of our facilities based upon our credit ratings) or (2) an upfront fee of approximately 2.3% to 2.37% of the maximum loan amount. We amortize the fees that are paid upfront over the life of the loan and those that are paid semi-annually over each respective payment period. We classify these fees within Debt issuance costs in our consolidated statements of cash flows and within Other Assets in our consolidated balance sheets.

        Under certain of our agreements, the contractual interest rate, facility fee and/or export credit agency fee vary with our debt rating.

        The unsecured senior notes and senior debentures are not redeemable prior to maturity, except that certain series may be redeemed upon the payment of a make-whole premium.

        Following is a schedule of annual maturities on long-term debt including capital leases as of December 31, 2012 for each of the next five years (in thousands):

Year
2013	$1,519,483
2014	1,549,057
2015	1,063,539
2016	1,102,119
2017	744,174
Thereafter	2,511,575

$8,489,947

Note 8. Shareholders' Equity

        In December 2012, we declared and paid a cash dividend on our common stock of $0.12 per share. During the fourth quarter of 2012, we also paid a cash dividend on our common stock of $0.12 per share which was declared during the third quarter of 2012. We declared and paid cash dividends on our common stock of $0.10 per share during the first and second quarters of 2012. During the first quarter of 2012, we also paid a cash dividend on our common stock of $0.10 per share which was declared during the fourth quarter of 2011.

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Stock-Based Employee Compensation

        We currently have awards outstanding under three stock-based compensation plans, which provide for awards to our officers, directors and key employees. The plans consist of a 1995 Incentive Stock Option Plan, a 2000 Stock Award Plan, and a 2008 Equity Plan. Our ability to issue new awards under the 1995 Incentive Stock Option Plan and the 2000 Stock Award Plan terminated in accordance with the terms of the plans in February 2005 and September 2009, respectively. The 2008 Equity Plan, as amended, provides for the issuance of up to 11,000,000 shares of our common stock pursuant to grants of (i) incentive and non-qualified stock options, (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units and (v) performance shares. During any calendar year, no one individual shall be granted awards of more than 500,000 shares. With limited exceptions, options and restricted stock units outstanding as of December 31, 2012 vest in equal installments over four to five years from the date of grant. With certain limited exceptions, options and restricted stock units are forfeited if the recipient ceases to be a director or employee before the shares vest. Options are granted at a price not less than the fair value of the shares on the date of grant and expire not later than ten years after the date of grant.

        In 2012, we redesigned our long-term incentive award program and began to grant performance shares to our officers in lieu of stock options. Under our prior program, our officers received a combination of stock options and restricted stock units. Beginning in 2012, our officers instead receive their long-term incentive awards through a combination of performance shares and restricted stock units. Each performance share award is expressed as a target number of performance shares based upon the fair market value of our common stock on the date the award is issued. The actual number of shares underlying each award (not to exceed 200% of the target number of performance shares) will be determined based upon the Company's achievement of a specified performance target range. For the grants awarded in 2012, the performance target is diluted earnings per share ("EPS") for the year ended December 31, 2012, as adjusted by the Compensation Committee of our Board of Directors for events that are outside of management's control. In 2012, we issued a target number of 329,088 performance shares which will vest on the third anniversary of the award issue date. In February 2013, the Compensation Committee of our Board of Directors set the actual payout level at 94% of target for the performance shares issued in 2012.

        We also provide an Employee Stock Purchase Plan ("ESPP") to facilitate the purchase by employees of up to 800,000 shares of common stock in the aggregate. Offerings to employees are made on a quarterly basis. Subject to certain limitations, the purchase price for each share of common stock is equal to 90% of the average of the market prices of the common stock as reported on the New York Stock Exchange on the first business day of the purchase period and the last business day of each month of the purchase period. 35,927, 28,802, and 30,054 shares of our common stock were issued under the ESPP at a weighted-average price of $25.58, $29.46 and $27.87 during 2012, 2011 and 2010, respectively.

        Under the chief executive officer's employment agreement, we issued 10,086 shares of our common stock per quarter during 2012, 2011 and 2010 to the chief executive officer.

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Stock-Based Employee Compensation (Continued)

        Total compensation expense recognized for employee stock-based compensation for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Employee Stock-Based Compensation
Classification of expense	2012	2011	2010
In thousands
Marketing, selling and administrative expenses	$24,153	$23,803	$27,598
Payroll and related expenses	—	—	475

Total Compensation Expense	$24,153	$23,803	$28,073

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

	2012	2011	2010
Dividend yield	1.5%	0.0%	0.0%
Expected stock price volatility	46.0%	46.0%	45.0%
Risk-free interest rate	1.1%	2.6%	2.6%
Expected option life	6 years	6 years	6 years

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

        Stock options activity and information about stock options outstanding are summarized in the following tables:

Stock Options Activity	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
			(years)	(in thousands)
Outstanding at January 1, 2012	5,671,658	$30.62	6.15	$21,887
Granted	7,576	$26.06
Exercised	(906,011)	$16.24
Canceled	(324,450)	$30.40

Outstanding at December 31, 2012	4,448,773	$33.56	4.55	$25,522

Vested and expected to vest at December 31, 2012	4,367,468	$33.54	4.50	$25,113
Options Exercisable at December 31, 2012	3,329,335	$36.24	3.83	$12,565

(1)
The intrinsic value represents the amount by which the fair value of stock exceeds the option exercise price as of December 31, 2012.

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Stock-Based Employee Compensation (Continued)

        The weighted-average estimated fair value of stock options granted was $9.90, $21.39 and $11.69 during the years ended December 31, 2012, 2011 and 2010, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2012, 2011 and 2010 was $15.3 million, $17.3 million and $26.9 million, respectively. As of December 31, 2012, there was approximately $2.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under our stock incentive plans which is expected to be recognized over a weighted-average period of 0.6 years.

        Restricted stock units are converted into shares of common stock upon vesting or, if applicable, settle on a one-for-one basis. The cost of these awards is determined using the fair value of our common stock on the date of the grant, and compensation expense is recognized over the vesting period. Restricted stock activity is summarized in the following table:

Restricted Stock Activity	Number of Awards	Weighted- Average Grant Date Fair Value
Non-vested share units at January 1, 2012	1,372,225	$15.67
Granted	599,163	$30.03
Vested	(613,650)	$30.19
Canceled	(161,298)	$26.00

Non-vested share units expected to vest as of December 31, 2012	1,196,440	$14.02

        The weighted-average estimated fair value of restricted stock units granted during the year ended December 31, 2011, and 2010 were $45.67 and $25.32, respectively. The total fair value of shares released on the vesting of restricted stock units during the years ended December 31, 2012, 2011 and 2010 was $18.8 million, $25.1 million and $12.0 million, respectively. As of December 31, 2012, we had $9.3 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock unit grants, which will be recognized over the weighted-average period of 1.1 years.

        Performance stock awards are converted into shares of common stock upon vesting on a one-for-one basis. We estimate the fair value of each performance share when the grant is authorized and the related service period has commenced. We remeasure the fair value of our performance shares in each subsequent reporting period until the grant date has occurred, which is the date when the performance conditions are satisfied. We recognize compensation cost over the vesting period based on the probability of the service and performance conditions being achieved adjusted for each subsequent fair value measurement until the grant date. If the specified service and performance conditions are not

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Stock-Based Employee Compensation (Continued)

met, compensation expense will not be recognized and any previously recognized compensation expense will be reversed. Performance stock activity is summarized in the following table:

Performance Share Activity	Number of Awards	Weighted- Average Grant Date Fair Value
Non-vested share units at January 1, 2012	—	$—
Granted	329,088	$30.16
Vested	—	$—
Canceled	(40,595)	$25.74

Non-vested share units expected to vest as of December 31, 2012	288,493	$30.78

        As of December 31, 2012, we had $6.2 million of total unrecognized compensation expense, net of estimated forfeitures, related to performance share unit grants, which will be recognized over the weighted-average period of 2 years.

Note 10. Earnings Per Share

        A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Year Ended December 31,
	2012	2011	2010
Net income for basic and diluted earnings per share	$18,287	$607,421	$515,653
Weighted-average common shares outstanding	217,930	216,983	215,026
Dilutive effect of stock options, performance stock awards and restricted stock awards	1,527	2,246	2,685

Diluted weighted-average shares outstanding	219,457	219,229	217,711

Basic earnings per share:
Net income	$0.08	$2.80	$2.40
Diluted earnings per share:
Net income	$0.08	$2.77	$2.37

        Diluted earnings per share did not reflect options to purchase an aggregate of 3.1 million, 2.8 million and 2.6 million shares for each of the years ended December 31, 2012, 2011 and 2010, respectively, because the effect of including them would have been antidilutive.

Note 11. Retirement Plan

        We maintain a defined contribution pension plan covering full-time shoreside employees who have completed the minimum period of continuous service. Annual contributions to the plan are discretionary and are based on fixed percentages of participants' salaries and years of service, not to exceed certain maximums. Pension expenses were $15.2 million, $15.3 million and $13.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        Income tax (expense) for items not qualifying under Section 883, tonnage taxes and income taxes for the remainder of our subsidiaries was approximately $(55.5) million, $(20.7) million and $(20.3) million and was recorded within other income (expense) for the years ended December 31, 2012, 2011 and 2010, respectively. In addition, all interest expense and penalties related to income tax liabilities are classified as income tax expense within other income (expense).

        We do not expect to incur income taxes on future distributions of undistributed earnings of foreign subsidiaries. Consequently, no deferred income taxes have been provided for the distribution of these earnings.

        We regularly review deferred tax assets for recoverability based on our history of earnings, expectations of future earnings, and tax planning strategies. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income to support the amount of deferred taxes. A valuation allowance is recorded in those circumstances in which we conclude it is not more-likely-than-not we will recover the deferred tax assets prior to their expiration. As previously disclosed, during 2012 European economies continued to demonstrate instability in light of heightened concerns over sovereign debt issues as well as the impact of proposed austerity measures on certain markets. The Spanish economy was more severely impacted than many other economies around the world where we operate and there is significant uncertainty as to when it will recover. In addition, the impact of the Costa Concordia incident has had a more lingering effect than expected and the impact in future years is uncertain. Please refer to Note 3. Goodwill for further information.

        During the fourth quarter of 2012, we updated our deferred tax asset recoverability analysis for projections included within the goodwill valuation model. These projections, including the impact of recently enacted laws regarding net operating loss utilization, and the review of our tax planning strategies show that it is no longer more-likely-than-not that we will recover the deferred tax assets prior to their expiration. As such, we have determined that a 100% valuation allowance of our deferred tax assets was required resulting in a deferred income tax expense of $33.7 million. In addition, Pullmantur has a deferred tax liability that was recorded at the time of acquisition. This liability represents the tax effect of the basis difference between the tax and book values of the trademarks and trade names that were acquired at the time of the acquisition. Due to the impairment charge related to these intangible assets, we reduced the deferred tax liability by $5.2 million to $61.5 million. The net $28.5 million impact of these adjustments was recognized in earnings during the fourth quarter of 2012 and is reported within Other (expense) income in our statements of comprehensive income (loss).

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Income Taxes (Continued)

        Deferred tax assets, related valuation allowances and deferred tax liabilities related to our operations are not material as of December 31, 2012 and 2011.

Note 13. Fair Value Measurements and Derivative Instruments

  Fair Value Measurements

        The estimated fair value of our financial instruments that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows (in thousands):

	Fair Value Measurements at December 31, 2012 Using				Fair Value Measurements at December 31, 2011 Using
Description	Total	Level 1(1)	Level 2(2)	Level 3(3)	Total	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Cash and cash equivalents(4)	$194,855	194,855	—	—	$262,186	262,186	—	—

Total Assets	$194,855	$194,855	$—	$—	$262,186	$262,186	$—	$—

Liabilities:
Long-term debt (including current portion of long-term debt)(5)	$8,859,310	3,917,398	4,941,912	—	$8,557,095	3,424,722	5,132,373	—

Total Liabilities	$8,859,310	$3,917,398	$4,941,912	$—	$8,557,095	$3,424,722	$5,132,373	$—

(1)
Inputs based on quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Valuation of these items does not entail a significant amount of judgment.

(2)
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

(3)
Inputs that are unobservable. The Company did not use any Level 3 inputs as of December 31, 2012 and December 31, 2011.

(4)
Consists of cash and marketable securities with original maturities of less than 90 days.

(5)
Consists of unsecured revolving credit facilities, unsecured senior notes, senior debentures and unsecured term loans. Does not include our capital lease obligations.

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Fair Value Measurements and Derivative Instruments (Continued)

Other Financial Instruments

        The carrying amounts of accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value at December 31, 2012 and December 31, 2011.

        Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company's financial instruments recorded at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2012 Using				Fair Value Measurements at December 31, 2011 Using
Description	Total	Level 1(1)	Level 2(2)	Level 3(3)	Total	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Derivative financial instruments(4)	$96,489	—	96,489	—	$201,130	—	201,130	—
Investments(5)	$6,231	6,231	—	—	$6,941	6,941	—	—

Total Assets	$102,720	$6,231	$96,489	$—	$208,071	$6,941	$201,130	$—

Liabilities:
Derivative financial instruments(6)	$85,119	—	85,119	—	$84,344	—	84,344	—

Total Liabilities	$85,119	$—	$85,119	$—	$84,344	$—	$84,344	$—

(1)
Inputs based on quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Valuation of these items does not entail a significant amount of judgment.

(2)
Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. For foreign currency forward contracts, interest rate swaps, cross currency swaps and fuel swaps, fair value is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms, such as maturity as well as other inputs, such as foreign exchange rates and curves, fuel types, fuel curves and interest rate yield curves. For fuel call options, fair value is determined by using the prevailing market price for the instruments consisting of published price quotes for similar assets based on recent transactions in an active market. Fair value for foreign currency collar options is determined by using standard option pricing models with inputs based on the options' contract terms, such as exercise price and maturity, and readily available public market data, such as foreign exchange curves, foreign exchange volatility levels and discount rates. All derivative instrument fair values take into account the creditworthiness of the counterparty and the Company.

(3)
Inputs that are unobservable. The Company did not use any Level 3 inputs as of December 31, 2012 and December 31, 2011.

(4)
Consists of foreign currency forward contracts and collar options, interest rate swaps, cross currency swaps, fuel swaps and purchased fuel call options. Please refer to the "Fair Value of Derivative Instruments" table for breakdown by instrument type.

(5)
Consists of exchange-traded equity securities and mutual funds.

(6)
Consists of interest rate swaps, fuel swaps, foreign currency forward contracts and sold fuel call options. Please refer to the "Fair Value of Derivative Instruments" table for breakdown by instrument type.

        The reported fair values are based on a variety of factors and assumptions. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Fair Value Measurements and Derivative Instruments (Continued)

December 31, 2012 or December 31, 2011, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.

        The following table presents information about the Company's goodwill, indefinite-life intangible assets and long-lived assets for our Pullmantur reporting unit recorded at fair value on a nonrecurring basis (in thousands):

	Fair Value Measurements at December 31, 2012 Using
Description	Total	Level 1	Level 2	Level 3	Total Impairment
Pullmantur Goodwill(1)	$145,539	—	—	145,539	$319,214
Indefinite-life intangible asset—Pullmantur trademarks and trade names(2)	$204,866	—	—	204,866	$17,356
Long-lived assets—Pullmantur aircraft(3)	$62,288	—	—	62,288	$48,874

(1)
We estimated the fair value of the Pullmantur reporting unit using a probability-weighted discounted cash flow model. The principal assumptions used in the discounted cash flow model are projected operating results, weighted-average cost of capital, and terminal value. Significantly impacting these assumptions were the anticipated future transfer of vessels from our other cruise brands to Pullmantur. The discounted cash flow model used our 2013 projected operating results as a base. To that base we added future years' cash flows through 2017 assuming multiple revenue and expense scenarios that reflect the impact of different global economic environments for this period on Pullmantur's reporting unit. We assigned a probability to each revenue and expense scenario. We discounted the projected cash flows using rates specific to Pullmantur's reporting unit based on its weighted-average cost of capital, which was determined to be 10%.

(2)
We estimated the fair value of our indefinite-life intangible asset using a discounted cash flow model and the relief-from-royalty method. We used a royalty rate of 3% based on comparable royalty agreements in the tourism and hospitality industry. These trademarks and trade names relate to Pullmantur and we have used a discount rate of 11%, comparable to the rate used in valuing the Pullmantur reporting unit.

(3)
We estimated the fair value of our long-lived assets using an undiscounted cash flow model. A significant assumption in performing the undiscounted cash flow test was the number of years during which we expect to use these aircraft.

        Goodwill and indefinite-life intangible assets related to Pullmantur with a carrying amount of $459.1 million and $218.9 million, respectively, were written down to its implied fair value of $145.5 million and its fair value of $204.9 million, respectively. The impairment charges, totaling approximately $336.6 million, were recognized during the fourth quarter of 2012 and are reported within Impairment of Pullmantur related assets in our consolidated statements of comprehensive income (loss). Pullmantur's goodwill and indefinite-life intangible assets are reported within goodwill and other assets, respectively, in our consolidated balance sheets.

        Long-lived assets with a carrying amount of $116.3 million, were written down to their fair value of $62.3 million, resulting in a loss of $48.9 million which was recognized during the fourth quarter of 2012 and is reported within Impairment of Pullmantur related assets in our consolidated statements of

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Fair Value Measurements and Derivative Instruments (Continued)

comprehensive income (loss). Long-lived assets are reported within property and equipment, net in our consolidated balance sheets.

Derivative Instruments

        We are exposed to market risk attributable to changes in interest rates, foreign currency exchange rates and fuel prices. We manage these risks through a combination of our normal operating and financing activities and through the use of derivative financial instruments pursuant to our hedging practices and policies. The financial impact of these hedging instruments is primarily offset by corresponding changes in the underlying exposures being hedged. We achieve this by closely matching the amount, term and conditions of the derivative instrument with the underlying risk being hedged. Although certain of our derivative financial instruments do not qualify or are not accounted for under hedge accounting, we do not hold or issue derivative financial instruments for trading or other speculative purposes. We monitor our derivative positions using techniques including market valuations and sensitivity analyses.

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

        On an ongoing basis, we assess whether derivatives used in hedging transactions are "highly effective" in offsetting changes in the fair value or cash flow of hedged items. We use the long-haul method to assess hedge effectiveness using regression analysis for each hedge relationship under our interest rate, foreign currency and fuel hedging programs. We apply the same methodology on a consistent basis for assessing hedge effectiveness to all hedges within each hedging program (i.e. interest rate, foreign currency and fuel). We perform regression analyses over an observation period commensurate with the contractual life of the derivative instrument, up to three years for interest rate and foreign currency relationships and four years for fuel relationships. High effectiveness is achieved when a statistically valid relationship reflects a high degree of offset and correlation between the changes in the fair values of the derivative instrument and the hedged item. The determination of ineffectiveness is based on the amount of dollar offset between the change in fair value of the derivative instrument and the change in fair value of the hedged item at the end of the

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Fair Value Measurements and Derivative Instruments (Continued)

reporting period. If it is determined that a derivative is not highly effective as a hedge or hedge accounting is discontinued, any change in fair value of the derivative since the last date at which it was determined to be effective is recognized in earnings. In addition, the ineffective portion of our highly effective hedges is recognized in earnings immediately and reported in other income (expense) in our consolidated statements of comprehensive income (loss).

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

Interest Rate Risk

        Our exposure to market risk for changes in interest rates relates to our long-term debt obligations including future interest payments. At December 31, 2012, approximately 45.8% of our long-term debt was effectively fixed as compared to 40% as of December 31, 2011. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense.

        Market risk associated with our long-term fixed rate debt is the potential increase in fair value resulting from a decrease in interest rates. We use interest rate swap agreements that effectively convert a portion of our fixed-rate debt to a floating-rate basis to manage this risk. At December 31, 2012 and 2011, we maintained interest rate swap agreements on the $420.0 million fixed rate portion of our Oasis of the Seas unsecured amortizing term loan. The interest rate swap agreements effectively changed the interest rate on the balance of the unsecured term loan, which was $315.0 million as of December 31, 2012, from a fixed rate of 5.41% to a LIBOR-based floating rate equal to LIBOR plus 3.87%, currently approximately 4.42%. These interest rate swap agreements are accounted for as fair value hedges.

        During 2012, we terminated our interest rate swap agreements that effectively changed $350.0 million of debt with a fixed rate of 7.25% to LIBOR-based floating rate debt. The swaps were designated as fair value hedges and terminating the swaps did not result in a gain or loss. We received net cash proceeds of approximately $60.6 million upon termination. A $60.1 million increase to the carrying value of the debt is being amortized to reduce interest expense over the remaining life of the debt.

        Market risk associated with our long-term floating rate debt is the potential increase in interest expense from an increase in interest rates. We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage this risk. During 2012, we entered into forward-starting interest rate swap agreements that hedge the anticipated unsecured amortizing term loans that will finance our purchase of Quantum of the Seas and Anthem of the Seas. Forward-starting interest rate swaps hedging the Quantum of the Seas loan will effectively convert the interest rate for $735.0 million of the anticipated loan balance from LIBOR plus 1.30% to a fixed rate of 3.74% (inclusive of margin) beginning in October 2014. Forward-starting interest rate swaps hedging the Anthem of the Seas loan will effectively convert the interest rate for $725.0 million of the anticipated loan balance from LIBOR plus 1.30% to a fixed rate of 3.86% (inclusive of margin) beginning in April 2015. These interest rate swap agreements are accounted for as cash flow hedges.

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Fair Value Measurements and Derivative Instruments (Continued)

        In addition, at December 31, 2012 and 2011, we maintained forward-starting interest rate swap agreements that beginning April 2013 effectively convert the interest rate on a portion of the Celebrity Reflection unsecured amortizing term loan balance for approximately $627.2 million from LIBOR plus 0.40% to a fixed-rate (including applicable margin) of 2.85% through the term of the loan. These interest rate swap agreements are accounted for as cash flow hedges.

        The notional amount of interest rate swap agreements related to outstanding debt and on our current unfunded financing arrangements as of December 31, 2012 and 2011 was $2.4 billion and $1.3 billion, respectively.

Foreign Currency Exchange Rate Risk

  Derivative Instruments

        Our primary exposure to foreign currency exchange rate risk relates to our ship construction contracts denominated in euros and our growing international business operations. We enter into foreign currency forward contracts, collar options and cross currency swap agreements to manage portions of the exposure to movements in foreign currency exchange rates. As of December 31, 2012, the aggregate cost of our ships on order was approximately $3.6 billion, of which we had deposited $131.0 million as of such date. Approximately 49.7% and 43.3% of the aggregate cost of the ships under construction was exposed to fluctuations in the euro exchange rate at December 31, 2012 and December 31, 2011, respectively. The majority of our foreign currency forward contracts, collar options and cross currency swap agreements are accounted for as cash flow or fair value hedges depending on the designation of the related hedge.

        We terminated a portion of our foreign currency forward contracts for Celebrity Reflection prior to the ship's delivery in 2012 because the forward contract maturity dates were not aligned with the ship's delivery date. The terminated contracts were designated as cash flow hedges. Simultaneously, we entered into new foreign currency forward contracts that were aligned with the ship's delivery date and designated the contracts as cash flow hedges. We effected the termination of the contracts by entering into offsetting foreign currency forward contracts. Neither the original nor the offsetting foreign currency forward contracts were designated as hedging instruments. As a result, subsequent changes in the fair value of the original and offsetting foreign currency forward contracts were recognized in earnings immediately and were reported within other income (expense) in our consolidated statements of comprehensive income (loss). We deferred a loss of $10.8 million within accumulated other comprehensive income (loss) and a gain of $1.7 million within property and equipment, net for the terminated contracts. During the fourth quarter of 2012, we began recognition of the net deferred loss of $9.1 million to depreciation expense over the estimated useful life of the vessel.

        During 2012, we entered into foreign currency collar options to hedge a portion of our foreign currency exposure on the construction contract price of Anthem of the Seas. These foreign currency collar options are accounted for as cash flow hedges and mature in April 2015.

        During 2012, we terminated our cross currency swap agreements that effectively changed €150.0 million of our €1.0 billion unsecured senior notes which bear interest at a fixed rate of 5.625%, to $190.9 million with a fixed rate of 6.68%. We received net cash proceeds of approximately $9.1 million and deferred a loss of $2.6 million within accumulated other comprehensive income (loss)

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Fair Value Measurements and Derivative Instruments (Continued)

which we will recognize within interest expense, net of capitalized interest over the remaining life of the debt.

        On a regular basis, we enter into foreign currency forward contracts to minimize the volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than our functional currency or the functional currencies of our foreign subsidiaries. During 2012, we maintained an average of approximately $334.7 million of these foreign currency forward contracts. These instruments are not designated as hedging instruments. Changes in the fair value of the foreign currency forward contracts, of approximately $7.7 million, are recognized in earnings within other income (expense) in our consolidated statements of comprehensive income (loss).

        The notional amount of outstanding foreign exchange contracts including our forward contracts, cross currency swap agreements and collar options as of December 31, 2012 and December 31, 2011 was $1.2 billion and $0.9 billion, respectively.

  Non-Derivative Instruments

        We consider our investments in our foreign operations to be denominated in relatively stable currencies and of a long-term nature. We partially address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries' and investments' functional currencies and designating it as a hedge of these subsidiaries and investments. We had assigned debt as a hedge of our net investments in Pullmantur and TUI Cruises of approximately €481.7 million and €665.0 million, or approximately $635.1 million and $863.2 million, through December 31, 2012 and 2011, respectively.

Fuel Price Risk

        Our exposure to market risk for changes in fuel prices relates primarily to the consumption of fuel on our ships. We use fuel swap agreements and fuel call options to mitigate the financial impact of fluctuations in fuel prices.

        Our fuel swap agreements are accounted for as cash flow hedges. At December 31, 2012, we have hedged the variability in future cash flows for certain forecasted fuel transactions occurring through 2016. As of December 31, 2012 and 2011, we had entered into the following fuel swap agreements:

	Fuel Swap Agreements
	As of December 31, 2012	As of December 31, 2011
	(metric tons)
2012	—	738,000
2013	755,000	644,000
2014	635,000	418,000
2015	363,000	284,000
2016	104,000	—

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Fair Value Measurements and Derivative Instruments (Continued)

	Fuel Swap Agreements
	As of December 31, 2012	As of December 31, 2011
	(% hedged)
Projected fuel purchases for year:
2012	0%	55%
2013	55%	47%
2014	45%	30%
2015	25%	20%
2016	7%	—

        At December 31, 2012 and 2011, $47.2 million and $78.5 million, respectively, of estimated unrealized net gains associated with our cash flow hedges pertaining to fuel swap agreements were expected to be reclassified to earnings from other accumulated comprehensive (loss) income within the next twelve months. Reclassification is expected to occur as the result of fuel consumption associated with our hedged forecasted fuel purchases.

        During 2012, we terminated our remaining fuel call options by selling offsetting fuel call options. We received net cash proceeds of approximately $10.7 million upon termination. Subsequent to the termination, neither the original nor the offsetting fuel call options are designated as hedging instruments and changes in their fair value are recognized in earnings immediately and are reported in other income (expense) in our consolidated statements of comprehensive income (loss).

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Fair Value Measurements and Derivative Instruments (Continued)

        The fair value and line item caption of derivative instruments recorded were as follows:

	Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
		As of December 31, 2012	As of December 31, 2011		As of December 31, 2012	As of December 31, 2011
	Balance Sheet Location			Balance Sheet Location
		Fair Value	Fair Value		Fair Value	Fair Value
In thousands
Derivatives designated as hedging instruments under ASC 815-20(1)
Interest rate swaps	Other Assets	$5,099	$65,531	Other long-term liabilities	$55,471	$11,369
Cross currency swaps	Other Assets	—	2,914	Other long-term liabilities	—	—
Foreign currency forward contracts	Derivative Financial Instruments	951	1,895	Accrued expenses and other liabilities	338	31,775
Foreign currency forward contracts	Other Assets	11,564	—	Other long-term liabilities	1,000	—
Foreign currency collar options	Other Assets	8,974	—	Other long-term liabilities	—	—
Fuel swaps	Derivative Financial Instruments	48,624	82,747	Accrued expenses and other liabilities	1,761	—
Fuel swaps	Other Assets	8,585	26,258	Other long-term liabilities	6,369	29,213

Total derivatives designated as hedging instruments under 815-20		83,797	179,345		64,939	72,357

Derivatives not designated as hedging instruments under ASC 815-20
Foreign currency forward contracts	Other Assets	$4,440	$5,414	Other long-term liabilities	$11,475	$11,987
Fuel swaps	Derivative Financial Instruments	—	—	Accrued expenses and other liabilities	475	—
Fuel call options	Derivative Financial Instruments	8,252	—	Accrued expenses and other liabilities	8,230	—
Fuel call options	Other Assets	—	16,371	Other long-term liabilities	—	—

Total derivatives not designated as hedging instruments under 815-20		12,692	21,785		20,180	11,987

Total derivatives		$96,489	$201,130		$85,119	$84,344

(1)
Accounting Standard Codification 815-20 "Derivatives and Hedging".

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Fair Value Measurements and Derivative Instruments (Continued)

        The fair value and line item caption of non-derivative instruments recorded was as follows:

		Carrying Value
Non-derivative instrument designated as hedging instrument under ASC 815-20	Balance Sheet Location	As of December 31, 2012	As of December 31, 2011
In thousands
Foreign currency debt	Current portion of long-term debt	$17,516	$17,246
Foreign currency debt	Long-term debt	617,593	845,971

		$635,109	$863,217

        The effect of derivative instruments qualifying and designated as hedging instruments and the related hedged items in fair value hedges on the consolidated statements of comprehensive income (loss) was as follows:

	Location of Gain (Loss) Recognized in Income on Derivative and Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative		Amount of Gain (Loss) Recognized in Income on Hedged Item
Derivatives and related Hedged Items under ASC 815-20 Fair Value Hedging Relationships		Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2012	Year Ended December 31, 2011
In thousands
Interest rate swaps	Interest expense, net of interest capitalized	$13,682	$18,278	$32,389	$31,045
Interest rate swaps	Other income (expense)	(1,763)	7,817	2,070	(7,223)
Interest rate swaps	Extinguishment of unsecured senior notes	—	—	9,698	—
Foreign currency forward contracts	Other income (expense)	—	22,901	—	(23,720)

		$11,919	$48,996	$44,157	$102

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Fair Value Measurements and Derivative Instruments (Continued)

        The effect of derivative instruments qualifying and designated as hedging instruments in cash flow hedges on the consolidated financial statements was as follows:

							Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness testing)
	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
			Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives under ASC 815-20 Cash Flow Hedging Relationships	Year Ended December 31, 2012	Year Ended December 31, 2011		Year Ended December 31, 2012	Year Ended December 31, 2011		Year Ended December 31, 2012	Year Ended December 31, 2011
In thousands
Cross currency swaps	$851	$(6,013)	Other income (expense)	$2,505	$(15,011)	Other income (expense)	$—	$—
Cross currency swaps	—	—	Interest Expense	(2,209)	—	Other income (expense)	—	—
Interest rate swaps	(44,971)	(10,131)	Other income (expense)	—	—	Other income (expense)	(348)	(21)
Foreign currency forward contracts	11,928	(22,263)	Depreciation and amortization expenses	(953)	(734)	Other income (expense)	—	(1,015)
Foreign currency forward contracts	—	(12,375)	Other income (expense)	(953)	(285)	Other income (expense)	—	—
Foreign currency collar options	3,316	—	Depreciation and amortization expenses	—	—	Other income (expense)	—	—
Fuel swaps	87,014	121,262	Fuel	110,995	162,616	Other income (expense)	(1,041)	7,086

	$58,138	$70,480		$109,385	$146,586		$(1,389)	$6,050

        The effect of non-derivative instruments qualifying and designated as hedging instruments in net investment hedges on the consolidated financial statements was as follows:

				Amount of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Location of Gain (Loss) in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Non-derivative instruments under ASC 815-20 Net Investment Hedging Relationships	Year Ended December 31, 2012	Year Ended December 31, 2011		Year Ended December 31, 2012	Year Ended December 31, 2011
In thousands
Foreign Currency Debt	$(11,065)	$13,241	Other income (expense)	$—	$—

	$(11,065)	$13,241		$—	$—

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Fair Value Measurements and Derivative Instruments (Continued)

        The effect of derivatives not designated as hedging instruments on the consolidated financial statements was as follows:

		Amount of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments under ASC 815-20	Location of Gain (Loss) Recognized in Income on Derivative	Year Ended December 31, 2012	Year Ended December 31, 2011
In thousands
Foreign currency forward contracts	Other income (expense)	$7,152	$4,633
Fuel swaps	Other income (expense)	(3,058)	—
Fuel call options	Other income (expense)	(5,613)	18,915

		$(1,519)	$23,548

Credit Related Contingent Features

        Our current interest rate derivative instruments may require us to post collateral if our Standard & Poor's and Moody's credit ratings remain below specified levels. Specifically, if on the fifth anniversary of entering into a derivative transaction and on all succeeding fifth-year anniversaries our credit ratings for our senior unsecured debt were to be below BBB- by Standard & Poor's and Baa3 by Moody's, then each counterparty to such derivative transaction with whom we are in a net liability position that exceeds the applicable minimum call amount may demand that we post collateral in an amount equal to the net liability position. The amount of collateral required to be posted following such event will change each time our net liability position increases or decreases by more than the applicable minimum call amount. If our credit rating for our senior debt is subsequently equal to, or above BBB- by Standard & Poor's or Baa3 by Moody's, then any collateral posted at such time will be released to us and we will no longer be required to post collateral unless we meet the collateral trigger requirement at the next fifth-year anniversary. Currently, our senior unsecured debt credit rating is BB with a stable outlook by Standard & Poor's and Ba1 with a stable outlook by Moody's. We currently have four interest rate derivative hedges that have a term of at least five years. The aggregate fair values of all derivative instruments with such credit-related contingent features in net liability positions as of December 31, 2012 and December 31, 2011 were $55.5 million and $11.4 million, respectively, which do not include the impact of any such derivatives in net asset positions. The earliest that any of the four interest rate derivative hedges will reach their fifth anniversary is November 2016. Therefore, as of December 31, 2012, we were not required to post collateral for any of our derivative transactions.

Note 14. Commitments and Contingencies

Capital Expenditures

        Our future capital commitments consist primarily of new ship orders. As of December 31, 2012, we had two Quantum-class ships and one Oasis-class ship on order for our Royal Caribbean International brand with an aggregate capacity of approximately 13,600 berths. The agreement for our Oasis-class ship is subject to certain closing conditions and is expected to become effective in the first quarter of 2013. We also have an option to construct a fourth Oasis-class ship which will expire five days prior to the first anniversary of the effective date of the contract.

        During 2012, we exercised our option under the agreement with Meyer Werft to construct Anthem of the Seas, the second Quantum-class ship, with approximately 4,100 berths which is expected to enter

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Commitments and Contingencies (Continued)

service in the second quarter of 2015. During 2011, we entered into credit agreements to finance the construction of Quantum of the Seas and Anthem of the Seas. Each facility makes available to us unsecured term loans in an amount up to the United States dollar equivalent corresponding to approximately €595.0 million. Hermes has agreed to guarantee to the lenders payment of 95% of the financing. The loans will amortize semi-annually and will mature 12 years following delivery of the applicable ship. Pursuant to the credit agreements, interest on the loans will accrue at our election (to be made prior to funding) at either a fixed rate of 4.76% or a floating rate of LIBOR plus a margin of 1.30%. Separately, we have entered into forward-starting interest rate swap agreements which effectively convert the floating rates available to us per the credit agreements to fixed rates (including applicable margin) of 3.74% and 3.86% for Quantum of the Seas and Anthem of the Seas, respectively. See Note 13. Fair Value Measurements and Derivative Instruments for further information regarding these swap agreements.

        As of December 31, 2012, the aggregate cost of our ships on order was approximately $3.6 billion, of which we had deposited $131.0 million as of such date. Approximately 49.7% of the aggregate cost was exposed to fluctuations in the euro exchange rate at December 31, 2012. (See Note 13. Fair Value Measurements and Derivative Instruments).

Litigation

        Between August 1, 2011 and September 8, 2011, three similar purported class action lawsuits were filed against us and certain of our current and former officers in the U.S. District Court of the Southern District of Florida. The cases have since been consolidated and a consolidated amended complaint was filed on February 17, 2012. The consolidated amended complaint was filed on behalf of a purported class of purchasers of our common stock during the period from October 26, 2010 through July 27, 2011 and names the Company, our Chairman and CEO, our CFO, the President and CEO of our Royal Caribbean International brand and the former President and CEO of our Celebrity Cruises brand as defendants. The consolidated amended complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 as well as, in the case of the individual defendants, the control person provisions of the Securities Exchange Act. The complaint principally alleges that the defendants knowingly made incorrect statements concerning the Company's outlook for 2011 by not taking into proper account lagging European and Mediterranean bookings. The consolidated amended complaint seeks unspecified damages, interest, and attorneys' fees. We filed a motion to dismiss the complaint on April 9, 2012. Briefing on that motion was completed on August 2, 2012. The motion is currently pending. We believe the claims made against us are without merit and we intend to vigorously defend ourselves against them.

        A class action complaint was filed in June 2011 against Royal Caribbean Cruises Ltd. in the United States District Court for the Southern District of Florida on behalf of a purported class of stateroom attendants employed onboard Royal Caribbean International cruise vessels alleging that they were required to pay other crew members to help with their duties in violation of the U.S. Seaman's Wage Act. The lawsuit also alleges that certain stateroom attendants were required to work back of house assignments without the ability to earn gratuities in violation of the U.S. Seaman's Wage Act. Plaintiffs seek judgment for damages, wage penalties and interest in an indeterminate amount. In May 2012, the Court granted our motion to dismiss the complaint on the basis that the applicable collective bargaining agreement requires any such claims to be arbitrated. Plaintiff's appeal of this decision was dismissed for lack of jurisdiction by the United States Court of Appeals, 11th Circuit. Plaintiffs are

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Commitments and Contingencies (Continued)

seeking to renew their appeal. We believe the appeal is without merit as are the underlying claims made against us and we intend to vigorously defend ourselves against them.

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

Operating Leases

        In July 2002, we entered into an operating lease denominated in British pound sterling for the Brilliance of the Seas. The lease payments vary based on sterling LIBOR. The lease has a contractual life of 25 years; however, both the lessor and we have certain rights to cancel the lease at year 18 (i.e. 2020) upon advance notice given approximately one year prior to cancellation. In the event of early termination at year 18, we have the option to cause the sale of the vessel at its fair value and to use the proceeds towards the applicable termination payment. Alternatively, we could opt at such time to make a termination payment of approximately £65.4 million, or approximately $106.3 million based on the exchange rate at December 31, 2012, and relinquish our right to cause the sale of the vessel. Under current circumstances we do not believe early termination of this lease is probable.

        Under the Brilliance of the Seas operating lease, we have agreed to indemnify the lessor to the extent its after-tax return is negatively impacted by unfavorable changes in corporate tax rates, capital allowance deductions and certain unfavorable determinations which may be made by United Kingdom tax authorities. These indemnifications could result in an increase in our lease payments. We are unable to estimate the maximum potential increase in our lease payments due to the various circumstances, timing or a combination of events that could trigger such indemnifications. The United Kingdom tax authorities are disputing the lessor's accounting treatment of the lease and the lessor and tax authorities are in discussions on the matter. If the characterization of the lease is ultimately determined to be incorrect, we could be required to indemnify the lessor under certain circumstances. The lessor has advised us that they believe their characterization of the lease is correct. Based on the foregoing and our review of available information, we do not believe an indemnification payment is probable. However, if the lessor loses its dispute and we are required to indemnify the lessor, we cannot at this time predict the impact that such an occurrence would have on our financial condition and results of operations.

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Commitments and Contingencies (Continued)

        In addition, we are obligated under other noncancelable operating leases primarily for offices, warehouses and motor vehicles. As of December 31, 2012, future minimum lease payments under noncancelable operating leases were as follows (in thousands):

Year
2013	$65,929
2014	60,357
2015	58,206
2016	55,547
2017	52,796
Thereafter	338,113

$630,948

        Total expense for all operating leases amounted to $61.6 million, $60.2 million and $50.8 million for the years 2012, 2011 and 2010, respectively.

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

        If (i) any person other than A. Wilhelmsen AS. and Cruise Associates and their respective affiliates (the "Applicable Group") acquires ownership of more than 33% of our common stock and the Applicable Group owns less of our common stock than such person, or (ii) subject to certain exceptions, during any 24-month period, a majority of the Board is no longer comprised of individuals who were members of the Board on the first day of such period, we may be obligated to prepay indebtedness outstanding under the majority of our credit facilities, which we may be unable to replace on similar terms. Certain of our outstanding debt securities also contain change of control provisions that would be triggered by the acquisition of greater than 50% of our common stock by a person other than a member of the Applicable Group coupled with a ratings downgrade. If this were to occur, it would have an adverse impact on our liquidity and operations.

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Commitments and Contingencies (Continued)

        At December 31, 2012, we have future commitments to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts as follows (in thousands):

Year
2013	$231,137
2014	144,288
2015	128,805
2016	83,603
2017	94,631
Thereafter	96,648

$779,112

Note 15. Quarterly Selected Financial Data (Unaudited)

	(In thousands, except per share data)
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2012	2011	2012	2011	2012	2011	2012	2011
Total revenues(1)	$1,834,480	$1,671,995	$1,821,004	$1,767,873	$2,226,390	$2,321,994	$1,806,150	$1,775,401
Operating income(2)	$135,375	$149,534	$96,905	$168,190	$452,137	$507,742	$(281,307)	$106,162
Net income (loss)(2),(3)	$46,964	$78,410	$(3,653)	$93,491	$367,779	$398,958	$(392,803)	$36,562
Earnings per share:
Basic	$0.22	$0.36	$(0.02)	$0.43	$1.69	$1.84	$(1.80)	$0.17
Diluted	$0.21	$0.36	$(0.02)	$0.43	$1.68	$1.82	$(1.80)	$0.17
Dividends declared per share	$0.10	$—	$0.10	$—	$0.12	$0.10	$0.12	$0.10

(1)
Our revenues are seasonal based on the demand for cruises. Demand is strongest for cruises during the Northern Hemisphere's summer months and holidays.

(2)
Amounts for the fourth quarter of 2012, include an impairment charge of $385.4 million to write down Pullmantur's goodwill to its implied fair value and to write down trademarks and trade names and certain long-lived assets, consisting of three aircraft owned and operated by Pullmantur Air, to their fair value.

(3)
Amounts for the fourth quarter of 2012, include a $33.7 million charge to record a 100% valuation allowance related to our deferred tax assets for Pullmantur. In addition, we reduced the deferred tax liability related to Pullmantur's trademarks and trade names by $5.2 million. These adjustments resulted in an increase of $28.5 million to other (expense) income.