Form 10-Q
period 2013-03-31
ROYAL CARIBBEAN CRUISES LTD
filed 2013-04-25
CIK 884887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes  ☐     No  ☒

There were 219,406,547 shares of common stock outstanding as of April 17, 2013.

ROYAL CARIBBEAN CRUISES LTD.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited; in thousands, except per share data)

	Quarter Ended
	March 31,
	2013	2012
Passenger ticket revenues	$1,393,778	$1,352,238
Onboard and other revenues	517,442	482,242
Total revenues	1,911,220	1,834,480

Cruise operating expenses:
Commissions, transportation and other	322,937	320,738
Onboard and other	121,487	107,595
Payroll and related	209,923	210,114
Food	119,483	113,625
Fuel	241,652	228,994
Other operating	266,708	274,046
Total cruise operating expenses	1,282,190	1,255,112
Marketing, selling and administrative expenses	274,034	264,601
Depreciation and amortization expenses	189,364	179,392
Operating Income	165,632	135,375

Other income (expense):
Interest income	3,747	6,346
Interest expense, net of interest capitalized	(90,182)	(92,666)
Other expense	(2,971)	(2,091)
	(89,406)	(88,411)
Net Income	$76,226	$46,964
Earnings per Share:
Basic	$0.35	$0.22
Diluted	$0.35	$0.21

Weighted-Average Shares Outstanding:
Basic	219,097	217,584
Diluted	220,484	219,230

Comprehensive Income (Loss)
Net Income	$76,226	$46,964
Other comprehensive income (loss):
Foreign currency translation adjustments	(4,244)	3,340
(Loss) gain on cash flow derivative hedges	(22,600)	147,470
Total other comprehensive (loss) income	(26,844)	150,810

Comprehensive Income	$49,382	$197,774

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of
	March 31,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$215,888	$194,855
Trade and other receivables, net	308,030	281,421
Inventories	145,922	146,295
Prepaid expenses and other assets	236,954	207,662
Derivative financial instruments	51,820	57,827
Total current assets	958,614	888,060
Property and equipment, net	17,473,793	17,451,034
Goodwill	429,198	432,975
Other assets	1,004,496	1,055,861
	$19,866,101	$19,827,930

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$2,491,064	$1,519,483
Accounts payable	337,441	351,587
Accrued interest	103,838	106,366
Accrued expenses and other liabilities	493,788	541,722
Customer deposits	1,634,373	1,546,993
Total current liabilities	5,060,504	4,066,151
Long-term debt	5,975,890	6,970,464
Other long-term liabilities	491,172	482,566

Commitments and contingencies (Note 7)
Shareholders’ equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	-	-
Common stock ($0.01 par value; 500,000,000 shares authorized; 229,705,743 and 229,080,109 shares issued, March 31, 2013 and December 31, 2012, respectively)	2,297	2,291
Paid-in capital	3,117,135	3,109,887
Retained earnings	5,794,167	5,744,791
Accumulated other comprehensive loss	(161,360)	(134,516)
Treasury stock (10,308,683 common shares at cost, March 31, 2013 and December 31, 2012)	(413,704)	(413,704)
Total shareholders’ equity	8,338,535	8,308,749
	$19,866,101	$19,827,930

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Quarter Ended
	March 31,
	2013	2012
Operating Activities
Net income	$76,226	$46,964
Adjustments:
Depreciation and amortization	189,364	179,392
Gain on fuel call options	-	(2,681)
Changes in operating assets and liabilities:
Decrease in trade and other receivables, net	2,257	21,069
Decrease (increase) in inventories	152	(3,141)
Increase in prepaid expenses and other assets	(19,990)	(30,612)
Decrease in accounts payable	(13,043)	(14,263)
Decrease in accrued interest	(2,528)	(22,294)
Decrease in accrued expenses and other liabilities	(45,953)	(21,938)
Increase in customer deposits	55,751	77,360
Other, net	(979)	(14,641)
Net cash provided by operating activities	241,257	215,215

Investing Activities
Purchases of property and equipment	(178,376)	(177,235)
Cash (paid) received on settlement of derivative financial instruments	(8,747)	8,027
Equity contribution to unconsolidated affiliate	(19,487)	-
Cash payments received on loan to unconsolidated affiliate	11,993	11,813
Other, net	1,104	(1,048)
Net cash used in investing activities	(193,513)	(158,443)

Financing Activities
Debt proceeds	120,000	145,000
Debt issuance costs	(15,516)	(16,260)
Repayments of debt	(106,137)	(131,810)
Dividends paid	(27,735)	(43,506)
Proceeds from exercise of common stock options	3,339	1,557
Other, net	377	424
Net cash used in financing activities	(25,672)	(44,595)

Effect of exchange rate changes on cash	(1,039)	3,170

Net increase in cash and cash equivalents	21,033	15,347
Cash and cash equivalents at beginning of period	194,855	262,186
Cash and cash equivalents at end of period	$215,888	$277,533

Supplemental Disclosure
Cash paid during the period for:
Interest, net of amount capitalized	$88,229	$101,065

Non cash Investing Activities
Purchases of property and equipment through asset trade in	$46,375	$-

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As used in this Quarterly Report on Form 10-Q, the terms “Royal Caribbean,” the “Company,” “we,” “our” and “us” refer to Royal Caribbean Cruises Ltd. and, depending on the context, Royal Caribbean Cruises Ltd.’s consolidated subsidiaries and/or affiliates. The terms “Royal Caribbean International,” “Celebrity Cruises,” “Pullmantur,” “Azamara Club Cruises,” “CDF Croisières de France,” and “TUI Cruises” refer to our cruise brands. However, because TUI Cruises is an unconsolidated investment, our operating results and other disclosures herein do not include TUI Cruises unless otherwise specified.  In accordance with cruise vacation industry practice, the term “berths” is determined based on double occupancy per cabin even though many cabins can accommodate three or more passengers. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012, including the audited consolidated financial statements and related notes included therein.

This Quarterly Report on Form 10-Q also includes trademarks, trade names and service marks of other companies.  Use or display by us of other parties’ trademarks, trade names or service marks is not intended to and does not imply a relationship with, or endorsement or sponsorship of us by, these other parties other than as described herein.

Note 1. General

Description of Business

We are a global cruise company.  We own Royal Caribbean International, Celebrity Cruises, Pullmantur, Azamara Club Cruises, CDF Croisières de France and a 50% joint venture interest in TUI Cruises.

Basis for Preparation of Consolidated Financial Statements

The unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Estimates are required for the preparation of financial statements in accordance with these principles.  Actual results could differ from these estimates.  See Note 2. Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of our significant accounting policies.

All significant intercompany accounts and transactions are eliminated in consolidation. We consolidate entities over which we have control, usually evidenced by a direct ownership interest of greater than 50%, and variable interest entities where we are determined to be the primary beneficiary. See Note 6. Goodwill and Other Assets for further information regarding our variable interest entities. For affiliates we do not control but over which we have significant influence on financial and operating policies, usually evidenced by a direct ownership interest from 20% to 50%, the investment is accounted for using the equity method.  We consolidate the operating results of Pullmantur and CDF Croisières de France, on a two-month lag to allow for more timely preparation of our consolidated financial statements.  No material events or transactions affecting Pullmantur or CDF Croisières de France have occurred during the two-month lag period of February and March 2013 that would require disclosure or adjustment to our consolidated financial statements as of and for the quarter ended March 31, 2013.

We believe the accompanying unaudited consolidated financial statements contain all normal recurring accruals necessary for a fair statement.  Our revenues are seasonal and results for interim periods are not necessarily indicative of results for the entire year.

Note 2. Summary of Significant Accounting Policies

Property and Equipment

During the first quarter of 2013, we performed a review of the estimated useful lives and associated residual values of ships in our fleet approaching the last third of their estimated useful lives.  As a result, effective January 1, 2013, we revised the estimated useful lives of five ships from 30 years with a 15% associated residual value, to 35 years with a 10% associated residual value.  The change in the estimated useful lives and associated residual value was accounted for prospectively as a change in accounting estimate.  The 35-year useful life with a 10% associated residual value is based on revised estimates of the weighted-average useful life of all major ship components for these ships.  The change in estimate is consistent with our recent investments in and future plans to continue to invest in the revitalization of these ships and the use of certain ship components longer than originally estimated. The change allows us to better match depreciation expense with the periods these assets are expected to be in use.  The effect of this change on operating income, net income and basic and diluted earnings per share was immaterial for the quarter ended March 31, 2013.  For the full year 2013, the effect of this change on operating income and net income is estimated to be an increase of approximately $11.0 million and the impact on earnings per share is estimated to be $0.05 per share on a basic and diluted basis.  For further information on our significant accounting policies, refer to Note 2. Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2012.

Recently Adopted Accounting Standards

In January 2013, we adopted authoritative guidance issued in 2012 regarding the periodic impairment testing of indefinite-lived intangible assets.  The new guidance allows an entity to assess qualitative factors to determine if it is more-likely-than-not that indefinite-lived intangible assets might be impaired and, based on this assessment, to determine whether it is necessary to perform the quantitative impairment tests.  The adoption of this guidance did not have an impact on our consolidated financial statements.

In March 2013, we adopted authoritative guidance regarding the presentation of amounts reclassified from accumulated other comprehensive income to net income.  The new guidance requires an entity to present, either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source (e.g., the release due to cash flow hedges from interest rate contracts) and the income statement line items affected by the reclassification (e.g., interest income or interest expense).  We elected to present this information in a single note. See Note 9. Changes in Accumulated Other Comprehensive Income (Loss) for our disclosures required under this guidance.

Recent Accounting Pronouncement

In March 2013, amended guidance was issued regarding the release of cumulative translation adjustments into net income.  The new guidance provides clarification of when to release the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity.  This guidance will be effective for our interim and annual reporting periods beginning after December 15, 2013.  The adoption of this newly issued guidance is not expected to have a material impact on our consolidated financial statements, but will have an impact on the accounting for future sales of investments or changes in control of foreign entities.

Reclassifications

For the quarter ended March 31, 2012, $11.8 million has been reclassified in the consolidated statement of cash flows from other, net to cash payments received on loan to unconsolidated affiliate within net cash flows used in investing activities in order to conform to the current year presentation.

Other

Revenues and expenses include port costs that vary with guest head counts.  The amounts of such port costs included in passenger ticket revenues on a gross basis were $115.7 million and $113.1 million for the quarters ended March 31, 2013 and 2012, respectively.

Note 3. Earnings Per Share

A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

		Quarter Ended
		March 31,
	2013	2012
Net income for basic and diluted earnings per share	$76,226	$46,964

Weighted-average common shares outstanding	219,097	217,584
Dilutive effect of stock options, performance share awards and restricted stock awards	1,387	1,646
Diluted weighted-average shares outstanding	220,484	219,230

Basic earnings per share	$0.35	$0.22
Diluted earnings per share	$0.35	$0.21

Diluted earnings per share did not reflect options to purchase an aggregate of 2.6 million and 3.8 million shares for the first quarters of 2013 and 2012, respectively, because the effect of including them would have been antidilutive.

Note 4. Long-Term Debt

During the first quarter of 2013, we increased the capacity of our revolving credit facility due July 2016 by $20.0 million, bringing our total capacity under this facility to $1.128 billion as of March 31, 2013. We have the ability to increase the capacity of this facility by an additional $47.0 million subject to the receipt of additional or increased lender commitments.  We also have a revolving credit facility due November 2014 with capacity of $525.0 million as of March 31, 2013, giving us an aggregate revolving borrowing capacity of $1.653 billion.

Note 5.  Property and Equipment

In March 2013, our conditional agreement with STX France S.A. to build the third Oasis-class ship for Royal Caribbean International became effective.  We received a commitment for the unsecured financing of the ship for up to 80% of the ship’s cash contract price.  Compagnie Francaise d’Assurance pour le Commerce Extérieur (“COFACE”), the official export credit agency of France, has agreed to guarantee to the lenders 100% of the financing.  The ship will have a capacity of approximately 5,400 berths and is expected to enter service in the second quarter of 2016.  Pullmantur’s Atlantic Star, which has been out of operation since 2009, was transferred to an affiliate of STX France S.A. as part of the consideration.  The Atlantic Star was transferred at carrying value, which approximates fair value.  The transfer did not result in a gain or a loss.

Note 6. Goodwill and Other Assets

We believe no events or circumstances have occurred subsequent to our annual impairment evaluation that would require us to perform interim testing of our goodwill, trademarks or trade names as of March 31, 2013.

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

We have determined that Grand Bahama Shipyard Ltd. (“Grand Bahama”), a ship repair and maintenance facility in which we have a 40% noncontrolling interest, is a VIE. The facility serves cruise and cargo ships, oil and gas tankers, and offshore units.  We utilize this facility, among other ship repair facilities, for our regularly scheduled drydocks and certain emergency repairs as may be required.  We have determined we are not the primary beneficiary of this facility, as we do not have the power to direct the activities that most significantly impact the facility’s economic performance. Accordingly, we do not consolidate this entity and we account for this investment under the equity method of accounting. As of March 31, 2013 and December 31, 2012, the net book value of our investment in Grand Bahama, including equity and loans, was approximately $59.5 million and $59.3 million, respectively, which is also our maximum exposure to loss as we are not contractually required to provide any financial or other support to the facility.  The majority of our loans to Grand Bahama are in non-accrual status and the majority of this amount is included within other assets in our consolidated balance sheets.  During the first three months of 2013, we received approximately $1.6 million in principal and interest payments related to loans that are in accrual status from Grand Bahama and recorded income associated with our investment in Grand Bahama.  We monitor credit risk associated with these loans through our participation on Grand Bahama’s board of directors along with our review of Grand Bahama’s financial statements and projected cash flows.  Based on this review, we believe the risk of loss associated with these loans was not probable as of March 31, 2013.

In conjunction with our acquisition of Pullmantur in 2006, we obtained a 49% noncontrolling interest in Pullmantur Air, S.A. (“Pullmantur Air”), a small air business that operates four aircraft in support of Pullmantur’s operations. We have determined Pullmantur Air is a VIE for which we are the primary beneficiary as we have the power to direct the activities that most significantly impact its economic performance and we are obligated to absorb its losses. In accordance with authoritative guidance, we have consolidated the assets and liabilities of Pullmantur Air.  We do not separately disclose the assets and liabilities of Pullmantur Air as they are immaterial to our March 31, 2013 and December 31, 2012 consolidated financial statements.

We have determined that TUI Cruises GmbH, our 50%-owned joint venture, which operates the brand TUI Cruises, is a VIE. As of March 31, 2013 and December 31, 2012, our investment in TUI Cruises, including equity and loans, was approximately $286.8 million and $287.0 million, respectively, and the majority of this amount was included within other assets in our consolidated balance sheets.  In addition, in conjunction with our sale of Celebrity Mercury to TUI Cruises in 2011, we and TUI AG each guaranteed the repayment of 50% of an €180.0 million 5-year bank loan provided to TUI Cruises (refer to further details below).  This investment amount and the potential obligations under this guarantee are substantially our maximum exposure to loss.  We have determined that we are not the primary beneficiary of TUI Cruises.  We believe that the power to direct the activities that most significantly impact TUI Cruises’ economic performance are shared between ourselves and our joint venture partner, TUI AG.  All the significant operating and financial decisions of TUI Cruises require the consent of both parties which we believe creates shared power over TUI Cruises.  Accordingly, we do not consolidate this entity and account for this investment under the equity method of accounting.

In connection with our sale of Celebrity Mercury to TUI Cruises in 2011, we provided a debt facility to TUI Cruises in the amount of up to €90.0 million.  The outstanding principal amount of the facility as of March 31, 2013 was €62.9 million, or $80.7 million based on the exchange rate at March 31, 2013.  The loan bears interest at the rate of 9.54% per annum, is payable over seven years, is 50% guaranteed by TUI AG (our joint venture partner) and is secured by second mortgages on both of TUI Cruises’ ships, Mein Schiff 1 and Mein Schiff 2.  In addition, we and TUI AG each guaranteed the repayment of 50% of an €180.0 million 5-year bank loan provided to TUI Cruises, of which €148.5 million, or approximately $190.7 million based on the exchange rate at March 31, 2013, remains outstanding as of March 31, 2013, in connection with the sale of the ship.  The bank loan amortizes quarterly and is secured by first mortgages on both Mein Schiff 1 and Mein Schiff 2. Based on current facts and circumstances, we do not believe potential obligations under this guarantee are probable.

During 2011 and 2012, TUI Cruises entered into construction agreements with STX Finland to build its first and second newbuild ships, scheduled for delivery in the second quarter of 2014 and the second quarter of 2015, respectively.  TUI Cruises has entered into credit agreements for the financing of up to 80% of the contract price of each ship. The remaining portion of the contract price of the ship will be funded through either TUI Cruises’ cash flows from operations or loans and/or equity contributions from us and TUI AG.  The construction agreement includes certain restrictions on each of our and TUI AG’s ability to reduce our current ownership interest in TUI Cruises below 37.5% through the construction period.  In addition, the credit agreements extend this restriction through 2019.  The remaining portion of the contract price of the ship will be funded through either TUI Cruises’ cash flows from operations or loans and/or equity contributions from us and TUI AG.

Note 7. Commitments and Contingencies

Capital Expenditures

As of March 31, 2013, the aggregate cost of our ships on order was approximately $3.5 billion, of which we had deposited $202.9 million as of such date. Approximately 46.7% of the aggregate cost was exposed to fluctuations in the euro exchange rate at March 31, 2013.  (See Note 10. Fair Value Measurements and Derivative Instruments).

Our brands, including our 50% joint venture, TUI Cruises, have five ships on order.  As of March 31, 2013, the expected dates that our ships on order will enter service and their approximate berths are as follows:

	Expected to Enter	Approximate
Ship	Service	Berths
Royal Caribbean International –
Quantum-class:
Quantum of the Seas	4th Quarter 2014	4,150
Anthem of the Seas	2nd Quarter 2015	4,150
Oasis-class:
Unnamed	2nd Quarter 2016	5,400
TUI Cruises –
Mein Schiff 3	2nd Quarter 2014	2,500
Mein Schiff 4	2nd Quarter 2015	2,500
	Total Berths	18,700

Litigation

Between August 1, 2011 and September 8, 2011, three similar purported class action lawsuits were filed against us and certain of our current and former officers in the United States District Court of the Southern District of Florida.  The cases have since been consolidated and a consolidated amended complaint was filed on February 17, 2012.  The consolidated amended complaint was filed on behalf of a purported class of purchasers of our common stock during the period from October 26, 2010 through July 27, 2011 and names the Company, our Chairman and CEO, our CFO, the President and CEO of our Royal Caribbean International brand and the former President and CEO of our Celebrity Cruises brand as defendants.  The consolidated amended complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 as well as, in the case of the individual defendants, the control person provisions of the Securities Exchange Act.  The complaint principally alleges that the defendants knowingly made incorrect statements concerning the Company’s outlook for 2011 by not taking into proper account lagging European and Mediterranean bookings.  The consolidated amended complaint seeks unspecified damages, interest, and attorneys’ fees. We filed a motion to dismiss the complaint for failure to state a claim on April 9, 2012.  On April 18, 2013, the district judge granted our motion and ordered the case dismissed with prejudice.  Plaintiffs have the right to file a notice to appeal within thirty days from the date the order is entered.

A class action complaint was filed in June 2011 against Royal Caribbean Cruises Ltd. in the United States District Court for the Southern District of Florida on behalf of a purported class of stateroom attendants employed onboard Royal Caribbean International cruise vessels alleging that they were required to pay other crew members to help with their duties in violation of the U.S. Seaman’s Wage Act. The lawsuit also alleges that certain stateroom attendants were required to work back of house assignments without the ability to earn gratuities in violation of the U.S. Seaman’s Wage Act. Plaintiffs seek judgment for damages, wage penalties and interest in an indeterminate amount. In May 2012, the Court granted our motion to dismiss the complaint on the basis that the applicable collective bargaining agreement requires any such claims to be arbitrated. Plaintiffs’ appeal of this decision was dismissed for lack of jurisdiction by the United States Court of Appeals, 11th Circuit. Plaintiffs are seeking to renew their appeal.  We believe the appeal is without merit as are the underlying claims made against us and we intend to vigorously defend ourselves against them.

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

Other

In July 2002, we entered into an operating lease denominated in British pound sterling for the Brilliance of the Seas.  The lease payments vary based on sterling LIBOR.  The lease has a contractual life of 25 years; however, both the lessor and we have certain rights to cancel the lease at year 18 (i.e. 2020) upon advance notice given approximately one year prior to cancellation.  In the event of early termination at year 18, we have the option to cause the sale of the vessel at its fair value and to use the proceeds towards the applicable termination payment.  Alternatively, we could opt at such time to make a termination payment of approximately £65.4 million, or approximately $99.3 million based on the exchange rate at March 31, 2013, and relinquish our right to cause the sale of the vessel.  Under current circumstances we do not believe early termination of this lease is probable.

Under the Brilliance of the Seas operating lease, we have agreed to indemnify the lessor to the extent its after-tax return is negatively impacted by unfavorable changes in corporate tax rates, capital allowance deductions and certain unfavorable determinations which may be made by the United Kingdom tax authorities. These indemnifications could result in an increase in our lease payments.  We are unable to estimate the maximum potential increase in our lease payments due to the various circumstances, timing or a combination of events that could trigger such indemnifications. The United Kingdom tax authorities are disputing the lessor’s accounting treatment of the lease and the lessor and tax authorities are in discussions on the matter.  If the characterization of the lease is ultimately determined to be incorrect, we could be required to indemnify the lessor under certain circumstances.  The lessor has advised us that they believe their characterization of the lease is correct. Based on the foregoing and our review of available information, we do not believe an indemnification payment is probable.  However, if the lessor loses its dispute and we are required to indemnify the lessor, we cannot at this time predict the impact that such an occurrence would have on our financial condition and results of operations.

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

If (i) any person other than A. Wilhelmsen AS. and Cruise Associates and their respective affiliates (the “Applicable Group”) acquires ownership of more than 33% of our common stock and the Applicable Group owns less of our common stock than such person, or (ii) subject to certain exceptions, during any 24-month period, a majority of the Board is no longer comprised of individuals who were members of the Board on the first day of such period, we may be obligated to prepay indebtedness outstanding under the majority of our credit facilities, which we may be unable to replace on similar terms.  Certain of our outstanding debt securities also contain change of control provisions that would be triggered by the acquisition of greater than 50% of our common stock by a person other than a member of the Applicable Group coupled with a ratings downgrade. If this were to occur, it would have an adverse impact on our liquidity and operations.

Note 8. Shareholders’ Equity

During the first quarter of 2013, we declared and paid a cash dividend on our common stock of $0.12 per share.

Note 9. Changes in Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) by component for the quarter ended March 31, 2013 (in thousands):

	Gains and losses on cash flow derivative hedges	Defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated comprehensive loss at beginning of the year	$ (84,505)	$ (34,823)	$(15,188)	$(134,516)
Other comprehensive loss before reclassifications	(7,330)	-	(4,244)	(11,574)
Amounts reclassified from accumulated other comprehensive loss	(15,270)	-	-	(15,270)
Net current-period other comprehensive income	(22,600)	-	(4,244)	(26,844)
Ending balance	$(107,105)	$(34,823)	$(19,432)	$(161,360)

The following table presents reclassifications out of accumulated other comprehensive income (loss) for the quarter ended March 31, 2013 (in thousands):

Details about Accumulated Other Comprehensive Income Components	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income	Affected Line Item in Statements of Comprehensive Income (Loss)

Gains (losses) on cash flow derivative hedges:
Cross currency swaps	$(871)	Interest expense, net of interest capitalized
Foreign currency forward contracts	(449)	Depreciation and amortization expenses
Foreign currency forward contracts	(238)	Other income (expense)
Fuel swaps	16,828	Fuel
Total reclassifications for the period	$15,270

Note 10. Fair Value Measurements and Derivative Instruments

Fair Value Measurements

The estimated fair value of our financial instruments that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows (in thousands):

	Fair Value Measurements At March 31, 2013 Using				Fair Value Measurements at December 31, 2012 Using

Description	Total	Level 1[1]	Level 2[2]	Level 3[3]	Total	Level 1[1]	Level 2[2]	Level 3[3]

Assets:
Cash and cash equivalents[4]	$215,888	215,888	–	–	$194,855	194,855	–	–

Total Assets	$215,888	$215,888	$–	$–	$194,855	$194,855	$–	$–

Liabilities:
Long-term debt (including current portion of long-term debt)[5]	$8,795,336	3,845,459	4,949,877	–	$8,859,310	3,917,398	4,941,912	–

Total Liabilities	$8,795,336	$3,845,459	$4,949,877	$–	$8,859,310	$3,917,398	$4,941,912	$–

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

3.	Inputs that are unobservable. The Company did not use any Level 3 inputs as of March 31, 2013 and December 31, 2012.
4.	Consists of cash and marketable securities with original maturities of less than 90 days.

5.	Consists of unsecured revolving credit facilities, unsecured senior notes, senior debentures and unsecured term loans. Does not include our capital lease obligations.

Other Financial Instruments

The carrying amounts of accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value at March 31, 2013 and December 31, 2012.

Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2013 Using				Fair Value Measurements at December 31, 2012 Using

Description	Total	Level 1[1]	Level 2[2]	Level 3[3]	Total	Level 1[1]	Level 2[2]	Level 3[3]

Assets:
Derivative financial instruments[4]	$85,427	—	85,427	—	$96,489	-—	96,489	—
Investments[5]	$6,218	6,218	—	—	$6,231	6,231	—	—

Total Assets	$91,645	$6,218	$85,427	$—	$102,720	$6,231	$96,489	$—

Liabilities:
Derivative financial instruments[6]	$97,362	—	97,362	—	$85,119	—	85,119	—

Total Liabilities	$97,362	$—	$97,362	$—	$85,119	$—	$85,119	$—

1.

Inputs based on quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Valuation of these items does not entail a significant amount of judgment.

2.

Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. For foreign currency forward contracts, interest rate swaps, cross currency swaps and fuel swaps, fair value is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms, such as maturity, as well as other inputs, such as foreign exchange rates and curves, fuel types, fuel curves and interest rate yield curves. For fuel call options, fair value is determined by using the prevailing market price for the instruments consisting of published price quotes for similar assets based on recent transactions in an active market. Fair value for foreign currency collar options is determined by using standard option pricing models with inputs based on the options’ contract terms, such as exercise price and maturity, and readily available public market data, such as foreign exchange curves, foreign exchange volatility levels and discount rates. All derivative instrument fair values take into account the creditworthiness of the counterparty and the Company.

3.	Inputs that are unobservable. The Company did not use any Level 3 inputs as of March 31, 2013 and December 31, 2012.
4.

Consists of foreign currency forward contracts, interest rate swaps, fuel swaps and purchased fuel call options. Please refer to the “Fair Value of Derivative Instruments” table for breakdown by instrument type.

5.	Consists of exchange-traded equity securities and mutual funds.
6.

Consists of interest rate swaps, fuel swaps, foreign currency forward contracts and sold fuel call options. Please refer to the “Fair Value of Derivative Instruments” table for breakdown by instrument type.

The reported fair values are based on a variety of factors and assumptions.  Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of March 31, 2013 or December 31, 2012, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.

Concentrations of Credit Risk

We monitor our credit risk associated with financial and other institutions with which we conduct significant business and, to minimize these risks, we select counterparties with credit risks acceptable to us and we seek to limit our exposure to an individual counterparty.  Credit risk, including but not limited to counterparty nonperformance under derivative instruments, our credit facilities and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions, insurance companies and export credit agencies with which we have long-term relationships and which have credit risks acceptable to us or where the credit risk is spread out among a large number of counterparties. In addition, our exposure under foreign currency forward contracts, foreign currency collar options, fuel call options, interest rate and fuel swap agreements was approximately $45.2 million and $60.8 million as of March 31, 2013 and December 31, 2012, respectively, and was limited to the cost of replacing the contracts in the event of non-performance by the counterparties to the contracts, all of which are currently our lending banks.  We do not anticipate nonperformance by any of our significant counterparties. In addition, we have established guidelines regarding credit ratings and instrument maturities that we follow to maintain safety and liquidity. We do not normally require collateral or other security to support credit relationships; however, in certain circumstances this option is available to us.

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

We consider the classification of the underlying hedged item’s cash flows in determining the classification for the designated derivative instrument’s cash flows. We classify derivative instrument cash flows from hedges of benchmark interest rate or hedges of fuel expense as operating activities due to the nature of the hedged item. Likewise, we classify derivative instrument cash flows from hedges of foreign currency risk on our newbuild ship payments as investing activities. Cash flows from derivative instruments not designated under hedge accounting, such as our fuel call options, are reported as investing activities.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our long-term debt obligations including future interest payments.  At March 31, 2013, approximately 45.5% of our long-term debt was effectively fixed as compared to 45.8% as of December 31, 2012.  We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense.

Market risk associated with our long-term fixed rate debt is the potential increase in fair value resulting from a decrease in interest rates.  We use interest rate swap agreements that effectively convert a portion of our fixed-rate debt to a floating-rate basis to manage this risk.  At March 31, 2013 and December 31, 2012, we maintained interest rate swap agreements on the $420.0 million fixed rate portion of our Oasis of the Seas unsecured amortizing term loan.  The interest rate swap agreements effectively changed the interest rate on the balance of the unsecured term loan, which was $315.0 million as of March 31, 2013, from a fixed rate of 5.41% to a LIBOR-based floating rate equal to LIBOR plus

3.87%, currently approximately 4.42%. These interest rate swap agreements are accounted for as fair value hedges.

Market risk associated with our long-term floating rate debt is the potential increase in interest expense from an increase in interest rates.  We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage this risk.  At March 31, 2013 and December 31, 2012, we maintained forward-starting interest rate swap agreements that hedge the anticipated unsecured amortizing term loans that will finance our purchase of Quantum of the Seas and Anthem of the Seas. Forward-starting interest rate swaps hedging the Quantum of the Seas loan will effectively convert the interest rate for $735.0 million of the anticipated loan balance from LIBOR plus 1.30% to a fixed rate of 3.74% (inclusive of margin) beginning in October 2014. Forward-starting interest rate swaps hedging the Anthem of the Seas loan will effectively convert the interest rate for $725.0 million of the anticipated loan balance from LIBOR plus 1.30% to a fixed rate of 3.86% (inclusive of margin) beginning in April 2015.  These interest rate swap agreements are accounted for as cash flow hedges.

In addition, at March 31, 2013 and December 31, 2012, we maintained forward-starting interest rate swap agreements that beginning April 2013 effectively converted the interest rate on a portion of the Celebrity Reflection unsecured amortizing term loan balance of approximately $627.2 million from LIBOR plus 0.40% to a fixed rate (including applicable margin) of 2.85% through the term of the loan.  These interest rate swap agreements are accounted for as cash flow hedges.  These forward-starting interest rate swap agreements became effective on April 8, 2013.

The notional amount of interest rate swap agreements related to outstanding debt and on our current unfunded financing arrangements as of March 31, 2013 and December 31, 2012 was $2.4 billion.

Foreign Currency Exchange Rate Risk

Derivative Instruments

Our primary exposure to foreign currency exchange rate risk relates to our ship construction contracts denominated in euros and our growing international business operations.  We enter into foreign currency forward contracts, collar options and cross currency swap agreements to manage portions of the exposure to movements in foreign currency exchange rates.  As of March 31, 2013, the aggregate cost of our ships on order was approximately $3.5 billion, of which we had deposited $202.9 million as of such date.  Approximately 46.7% and 49.7% of the aggregate cost of the ships under construction was exposed to fluctuations in the euro exchange rate at March 31, 2013 and December 31, 2012, respectively.  The majority of our foreign currency forward contracts, collar options and cross currency swap agreements are accounted for as cash flow or fair value hedges depending on the designation of the related hedge.

During 2012, we entered into foreign currency collar options to hedge a portion of our foreign currency exposure on the construction contract price for Anthem of the Seas.  These foreign currency collar options are accounted for as cash flow hedges and mature in April 2015.

On a regular basis, we enter into foreign currency forward contracts to minimize the volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than our functional currency or the functional currencies of our foreign subsidiaries. During the first quarter of 2013, we maintained an average of approximately $393.9 million of these foreign currency forward contracts.  These instruments are not designated as hedging instruments.  Changes in the fair value of the foreign currency forward contracts, of approximately $(8.6) million and $8.2 million, as of March 31, 2013 and March 31, 2012, respectively, were recognized in earnings within other income (expense) in our consolidated statements of comprehensive income (loss).

The notional amount of outstanding foreign exchange contracts including our forward contracts, cross currency swap agreements and collar options as of March 31, 2013 and December 31, 2012 was $1.2 billion.

Non-Derivative Instruments

We consider our investments in our foreign operations to be denominated in relatively stable currencies and of a long-term nature.  We partially address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries’ and investments’ functional currencies and designating  it as a hedge of these subsidiaries and investments.  We had assigned debt as a hedge of our net investments in Pullmantur and TUI Cruises of approximately €389.4 million and €481.7 million, or approximately $500.0 million and $635.1 million, as of March 31, 2013 and December 31, 2012, respectively.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates primarily to the consumption of fuel on our ships.  We use fuel swap agreements and fuel call options to mitigate the financial impact of fluctuations in fuel prices.

Our fuel swap agreements are accounted for as cash flow hedges.  At March 31, 2013, we have hedged the variability in future cash flows for certain forecasted fuel transactions occurring through 2016.  As of March 31, 2013 and December 31, 2012, we had entered into the following fuel swap agreements:

	Fuel Swap Agreements
	As of March 31, 2013	As of December 31, 2012
	(metric tons)
2013	757,000	755,000
2014	699,000	635,000
2015	435,000	363,000
2016	149,000	104,000

	Fuel Swap Agreements
Projected fuel purchases for year:	As of March 31, 2013	As of December 31, 2012
	(% hedged)
2013	55%	55%
2014	50%	45%
2015	30%	25%
2016	10%	7%

At March 31, 2013 and December 31, 2012, $43.8 million and $47.2 million, respectively, of estimated unrealized net gains associated with our cash flow hedges pertaining to fuel swap agreements were expected to be reclassified to earnings from accumulated other comprehensive loss within the next twelve months.  Reclassification is expected to occur as a result of fuel consumption associated with our hedged forecasted fuel purchases.

The fair value and line item caption of derivative instruments recorded were as follows:

	Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
		As of March 31, 2013	As of December 31, 2012		As of March 31, 2013	As of December 31, 2012
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
In thousands
Derivatives designated as hedging instruments under ASC 815-20[1]
Interest rate swaps	Other Assets	$3,532	$5,099	Other long-term liabilities	$42,729	$55,471
Foreign currency forward contracts	Derivative Financial Instruments	-	951	Accrued expenses and other liabilities	3,967	338
Foreign currency forward contracts	Other Assets	6,446	11,564	Other long-term liabilities	6,383	1,000
Foreign currency collar options	Other Assets	-	8,974	Other long-term liabilities	5,987	-
Fuel swaps	Derivative Financial Instruments	45,124	48,624	Accrued expenses and other liabilities	849	1,761
Fuel swaps	Other Assets	8,110	8,585	Other long-term liabilities	8,372	6,369
Total derivatives designated as hedging instruments under 815-20		63,212	83,797		68,287	64,939

Derivatives not designated as hedging instruments under ASC 815-20
Foreign currency forward contracts	Other Assets	$15,519	$4,440	Other long-term liabilities	$22,493	$11,475
Fuel swaps	Derivative Financial Instruments	-	-	Accrued expenses and other liabilities	-	475
Fuel call options	Derivative Financial Instruments	6,696	8,252	Accrued expenses and other liabilities	6,582	8,230
Fuel call options	Other Assets	-	-	Other long-term liabilities	-	-
Total derivatives not designated as hedging instruments under 815-20		22,215	12,692		29,075	20,180
Total derivatives		$85,427	$96,489		$97,362	$85,119

1 Accounting Standard Codification 815-20 “Derivatives and Hedging”.

The carrying value and line item caption of non-derivative instruments recorded was as follows:

		Carrying Value
Non-derivative instrument designated as hedging instrument under ASC 815-20	Balance Sheet Location	As of March 31, 2013	As of December 31, 2012
In thousands
Foreign currency debt	Current portion of long-term debt	$363,501	$17,516
Foreign currency debt	Long-term debt	136,482	617,593
		$499,983	$635,109

The effect of derivative instruments qualifying and designated as hedging instruments and the related hedged items in fair value hedges on the consolidated statements of comprehensive income (loss) was as follows:

Derivatives and related Hedged Items	Location	Amount of Gain (Loss) Recognized in Income on Derivative		Amount of Gain (Loss) Recognized in Income on Hedged Item
under ASC 815-20 Fair Value Hedging Relationships	of Gain (Loss) Recognized in Income on Derivative and Hedged Item	Quarter Ended March 31, 2013	Quarter Ended March 31, 2012	Quarter Ended March 31, 2013	Quarter Ended March 31, 2012
In thousands
Interest rate swaps	Interest expense, net of interest capitalized	$779	$4,982	$9,276	$7,260
Interest rate swaps	Other income (expense)	(1,569)	(4,543)	1,412	3,714
		$(790)	$439	$10,688	$10,974

The effect of derivative instruments qualifying and designated as hedging instruments in cash flow hedges on the consolidated financial statements was as follows:

Derivatives under ASC	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness testing)
815-20 Cash Flow Hedging Relationships	Quarter Ended March 31, 2013	Quarter Ended March 31, 2012	OCI into Income (Effective Portion)	Quarter Ended March 31, 2013	Quarter Ended March 31, 2012	Portion and Amount Excluded from Effectiveness Testing)	Quarter Ended March 31, 2013	Quarter Ended March 31, 2012
In thousands
Cross currency swaps	$–	$(3,587)	Other income (expense)	$–	$(2,921)	Other income (expense)	$–	$–
Cross currency swaps	–	–	Interest Expense, net of interest capitalized	(871)	–	Other income (expense)	–	–
Interest rate swaps	12,688	4,554	Other income (expense)	–	–	Other income (expense)	54	1
Foreign currency forward contracts	(15,082)	17,708	Depreciation and amortization expenses	(449)	(196)	Other income (expense)	(5)	7
Foreign currency forward contracts	–	–	Other income (expense)	(238)	(238)	Other income (expense)	–	–
Foreign currency collar options	(14,961)	–	Depreciation and amortization expenses	–	–	Other income (expense)	–	–
Fuel swaps	10,025	161,267	Fuel	16,828	35,827	Other income (expense)	(720)	529
	$(7,330)	$179,942		$15,270	$32,472		$(671)	$537

The effect of non-derivative instruments qualifying and designated as hedging instruments in net investment hedges on the consolidated financial statements was as follows:

	Amount of Gain (Loss) Recognized in OCI (Effective)		Location of Gain (Loss) in Income (Ineffective Portion and Amount	Amount of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Non-derivative instruments under ASC 815-20 Net Investment Hedging Relationships	Quarter Ended March 31, 2013	Quarter Ended March 31, 2012	Excluded from Effectiveness Testing)	Quarter Ended March 31, 2013	Quarter Ended March 31, 2012
In thousands
Foreign Currency Debt	$12,732	$(20,770)	Other income (expense)	$-	$-
	$12,732	$(20,770)		$-	$-

The effect of derivatives not designated as hedging instruments on the consolidated financial statements was as follows:

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments under ASC 815-20	Recognized in Income on Derivative	Quarter Ended March 31, 2013	Quarter Ended March 31, 2012
In thousands
Foreign currency forward contracts	Other income (expense)	$(8,611)	$8,373
Fuel swaps	Other income (expense)	109	-
Fuel call options	Other income (expense)	158	2,682
		$(8,344)	$11,055

Credit Related Contingent Features

Our current interest rate derivative instruments may require us to post collateral if our Standard & Poor’s and Moody’s credit ratings remain below specified levels. Specifically, if on the fifth anniversary of entering into a derivative transaction and on all succeeding fifth-year anniversaries our credit ratings for our senior unsecured debt were to be below BBB- by Standard & Poor’s and Baa3 by Moody’s, then each counterparty to such derivative transaction with whom we are in a net liability position that exceeds the applicable minimum call amount may demand that we post collateral in an amount equal to the net liability position.  The amount of collateral required to be posted following such event will change each time our net liability position increases or decreases by more than the applicable minimum call amount.  If our credit rating for our senior debt is subsequently equal to, or above BBB- by Standard & Poor’s or Baa3 by Moody’s, then any collateral posted at such time will be released to us and we will no longer be required to post collateral unless we meet the collateral trigger requirement at the next fifth-year anniversary.  Currently, our senior unsecured debt credit rating is BB with a stable outlook by Standard & Poor’s and Ba1 with a stable outlook by Moody’s.  We currently have four interest rate derivative hedges that have a term of at least five years.  The aggregate fair values of all derivative instruments with such credit-related contingent features in net liability positions as of March 31, 2013 and December 31, 2012 were $42.7 million and $55.5 million, respectively, which do not include the impact of any such derivatives in net asset positions.  The earliest that any of the four interest rate derivative hedges will reach their fifth anniversary is November 2016.  Therefore, as of March 31, 2013, we were not required to post collateral for any of our derivative transactions.

Note 11. Subsequent Events

In April 2013, Monarch of the Seas was redeployed from Royal Caribbean International to Pullmantur. Before redeployment to Pullmantur, the ship underwent revitalizations to incorporate Pullmantur’s signature elements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Concerning Forward-Looking Statements

The discussion under this caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this document includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact, including statements regarding guidance (including our expectations for the second quarter and full year of 2013 set forth under the heading “Outlook” below), business and industry prospects or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking.  Words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “will,” and similar expressions are intended to further identify any of these forward-looking statements.  Forward-looking statements reflect management’s current expectations but they are based on judgments and are inherently uncertain. Furthermore, they are subject to risks, uncertainties and other factors, that could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements.  Examples of these risks, uncertainties and other factors include, but are not limited to, the following:

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

•                 our ability to successfully manage the increased costs and risks of conducting business globally and to realize the intended benefits of our investments in new markets;

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

•      the unavailability of ports of call; and

•      weather.

The above examples are not exhaustive and, in addition, new risks emerge from time to time.  All forward-looking statements made in this Quarterly Report on Form 10-Q speak only as of the date of this document.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  You should consider the areas of risk described above, as well as set forth under the heading “Risk Factors” in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012.

Overview

The discussion and analysis of our financial condition and results of operations has been organized to present the following:

•      a review of our financial presentation, including discussion of certain operational and financial metrics we utilize to assist us in managing our business;

•      a discussion of our results of operations for the quarter ended March 31, 2013 compared to the same period in 2012;

•      a discussion of our business outlook, including our expectations for selected financial items for the second quarter and full year of 2013; and

•      a discussion of our liquidity and capital resources, including our future capital and contractual commitments and potential funding sources.

Critical Accounting Policies

For a discussion of our critical accounting policies, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report on Form 10-K for the year ended December 31, 2012.

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

We do not allocate payroll and related expenses, food expenses, fuel expenses or other operating expenses to the expense categories attributable to passenger ticket revenues or onboard and other revenues since they are incurred to provide the total cruise vacation experience.

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

Results of Operations

Summary

Our net income for the first quarter of 2013 was $76.2 million or $0.35 per share on a diluted basis as compared to net income of $47.0 million or $0.21 per share on a diluted basis for the first quarter of 2012.

Significant items for the first quarter of 2013 include:

•      Total revenues increased 4.2% to $1.9 billion from $1.8 billion in 2012 primarily due to an increase in onboard spending, ticket prices and capacity.

•      Cruise operating expenses increased 2.2% to $1.3 billion from the corresponding period in 2012 primarily due to a 1.5% increase in capacity, an increase in onboard and other expenses and an increase in fuel prices.

•      Our conditional agreement with STX France S.A. to build the third Oasis-class ship for Royal Caribbean International became effective.  See Note 5. Property and Equipment for further information.

Operating results for the quarter ended March 31, 2013 compared to the same period in 2012 are shown in the following table (in thousands, except per share data):

	Quarter Ended March 31,
	2013		2012
		% of Total Revenues		% of Total Revenues
Passenger ticket revenues	$1,393,778	72.9%	$1,352,238	73.7%
Onboard and other revenues	517,442	27.1%	482,242	26.3%
Total revenues	1,911,220	100.0%	1,834,480	100.0%

Cruise operating expenses:
Commissions, transportation and other	322,937	16.9%	320,738	17.5%
Onboard and other	121,487	6.4%	107,595	5.9%
Payroll and related	209,923	11.0%	210,114	11.5%
Food	119,483	6.3%	113,625	6.2%
Fuel	241,652	12.6%	228,994	12.5%
Other operating	266,708	14.0%	274,046	14.9%
Total cruise operating expenses	1,282,190	67.1%	1,255,112	68.4%
Marketing, selling and administrative expenses	274,034	14.3%	264,601	14.4%
Depreciation and amortization expenses	189,364	9.9%	179,392	9.8%
Operating Income	165,632	8.7%	135,375	7.4%

Other income (expense):
Interest income	3,747	0.2%	6,346	0.3%
Interest expense, net of interest capitalized	(90,182)	(4.7)%	(92,666)	(5.1)%
Other expense	(2,971)	(0.2)%	(2,091)	(0.1)%
	(89,406)	(4.7)%	(88,411)	(4.8)%
Net Income	$76,226	4.0%	$46,964	2.6%
Diluted Earnings Per Share	$0.35		$0.21

Selected historical statistical information is shown in the following table:

	Quarter Ended March 31,
	2013	2012
Passengers Carried	1,261,292	1,277,571
Passenger Cruise Days	8,844,590	8,683,203
APCD	8,428,110	8,299,800
Occupancy	104.9%	104.6%

Gross Yields and Net Yields were calculated as follows (in thousands, except APCD and Yields):

	Quarter Ended March 31,
	2013	2013 On a Constant Currency basis	2012
Passenger ticket revenues	$1,393,778	$1,409,742	$1,352,238
Onboard and other revenues	517,442	517,955	482,242
Total revenues	1,911,220	1,927,697	1,834,480
Less:
Commissions, transportation and other	322,937	327,068	320,738
Onboard and other	121,487	121,845	107,595
Net revenues	$1,466,796	$1,478,784	$1,406,147

APCD	8,428,110	8,428,110	8,299,800
Gross Yields	$226.77	$228.72	$221.03
Net Yields	$174.04	$175.46	$169.42

Gross Cruise Costs, Net Cruise Costs and Net Cruise Costs Excluding Fuel were calculated as follows (in thousands, except APCD and costs per APCD):

	Quarter Ended March 31,
	2013	2013 On a Constant Currency basis	2012
Total cruise operating expenses	$1,282,190	$1,288,846	$1,255,112
Marketing, selling and administrative expenses	274,034	274,537	264,601
Gross Cruise Costs	1,556,224	1,563,383	1,519,713
Less:
Commissions, transportation and other	322,937	327,068	320,738
Onboard and other	121,487	121,845	107,595
Net Cruise Costs	1,111,800	1,114,470	1,091,380
Less:
Fuel	241,652	242,855	228,994
Net Cruise Costs Excluding Fuel	$870,148	$871,615	$862,386

APCD	8,428,110	8,428,110	8,299,800

Gross Cruise Costs per APCD	$184.65	$185.50	$183.10
Net Cruise Costs per APCD	$131.92	$132.23	$131.49
Net Cruise Costs Excluding Fuel per APCD	$103.24	$103.42	$103.90

Net Debt-to-Capital was calculated as follows (in thousands):

	As of
	March 31,	December 31,
	2013	2012
Long-term debt, net of current portion	$5,975,890	$6,970,464
Current portion of long-term debt	2,491,064	1,519,483
Total debt	8,466,954	8,489,947
Less: Cash and cash equivalents	215,888	194,855
Net Debt	$8,251,066	$8,295,092

Total shareholders’ equity	$8,338,535	$8,308,749
Total debt	8,466,954	8,489,947
Total debt and shareholders’ equity	16,805,489	16,798,696
Debt-to-Capital	50.4%	50.5%
Net Debt	8,251,066	8,295,092
Net Debt and shareholders’ equity	$16,589,601	$16,603,841
Net Debt-to-Capital	49.7%	50.0%

Outlook

Full Year 2013

	As Reported	Constant Currency
Net Yields	2% to 4%	2% to 4%
Net Cruise Costs per APCD	2% to 3%	2% to 3%
Net Cruise Costs per APCD, excluding Fuel	2% to 3%	2% to 3%
Capacity Increase	1.3%
Depreciation and Amortization	$750 to $770 million
Interest Expense, net	$325 to $340 million
Fuel Consumption (metric tons)	1,363,000
Fuel Expenses	$928 million
Percent Hedged (fwd consumption)	57%
Impact of 10% change in fuel prices	$26 million
EPS	$2.30 to $2.50

Second Quarter 2013

	As Reported	Constant Currency
Net Yields	2% to 3%	Approx. 3%
Net Cruise Costs per APCD	Approx. 2%	Approx. 2%
Net Cruise Costs per APCD, excluding Fuel	Approx. 3%	Approx. 3%
Capacity Increase	1.3%
Depreciation and Amortization	$183 to $193 million
Interest Expense, net	$79 to $89 million
Fuel Consumption (metric tons)	340,000
Fuel Expenses	$236 million
Percent Hedged (fwd consumption)	57%
Impact of 10% change in fuel prices	$9 million
EPS	$0.10 to $0.15

Quarter Ended March 31, 2013 Compared to Quarter Ended March 31, 2012

In this section, references to 2013 refer to the quarter ended March 31, 2013 and references to 2012 refer to the quarter ended March 31, 2012.

Revenues

Total revenues for 2013 increased $76.7 million or 4.2% to $1.9 billion from $1.8 billion in 2012.  Approximately $64.8 million of the increase was attributable to an increase in per passenger revenues primarily in onboard spending and passenger ticket revenues.  The increase in onboard spending was primarily related to an increase in shore excursion revenues attributable to certain deployment initiatives particularly in Asia and Australia.  The increase in onboard spending is also attributable to the addition of specialty restaurants and other onboard activities as a result of our ship revitalization projects and other revenue enhancing initiatives.  The increase in passenger ticket revenues was primarily due to an increase in ticket prices.  In addition, approximately $28.4 million of the increase in total revenues was attributable to a 1.5% increase in capacity, primarily due to the addition of Celebrity Reflection which entered service in October 2012.  The increase in capacity was partially offset by the transfer of Ocean Dream to an unrelated third party in April 2012 as part of a six year bareboat charter agreement.  The increase in total revenues was partially offset by the unfavorable effect of changes in foreign currency exchange rates related to our revenue transactions denominated in currencies other than the United States dollar of approximately $16.5 million.

Onboard and other revenues included concession revenues of $79.7 million in 2013 compared to $73.4 million for the same period in 2012.  The increase in concession revenues was primarily due to an increase in spending on a per passenger basis.

Cruise Operating Expenses

Total cruise operating expenses of $1.3 billion in 2013 increased $27.1 million or 2.2% from the corresponding period in 2012.  Approximately $19.4 million of this increase was attributable to the 1.5% increase in capacity mentioned above.  In addition, $14.3 million of the increase was primarily due to an increase in onboard and other expenses and fuel expenses.  The increase in onboard and other expenses was primarily due to increased expenses associated with shore excursions.  Fuel expenses, which are net of the financial impact of fuel swap agreements accounted for as hedges, increased 5.2% per metric ton in 2013 as compared to 2012 primarily as a result of increasing fuel prices. The increase in total cruise operating expenses was partially offset by the favorable effect of changes in foreign currency exchange rates related to our cruise operating expenses denominated in currencies other than the United States dollar of approximately $6.6 million and a decrease in commission expenses.

Marketing, Selling and Administrative Expenses

Marketing, selling and administrative expenses for 2013 increased $9.4 million or 3.6% to $274.0 million from $264.6 million for 2012.  The increase was primarily due to an increase in advertising expenses and, to a lesser extent, timing of marketing expenses.  These increases were partially offset by the favorable effect of changes in foreign currency exchange rates related to our marketing, selling and administrative expenses denominated in currencies other than the United States dollar.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for 2013 increased $10.0 million or 5.6% to $189.4 million from $179.4 million for 2012.  The increase was primarily due to the addition of Celebrity Reflection which entered service in October 2012 and, to a lesser extent, new shipboard and shoreside additions associated with our ship revitalization projects and investments in technology.

Other Income (Expense)

Interest expense, net of interest capitalized, decreased to $90.2 million in 2013 from $92.7 million in 2012.  The decrease was due to a lower average debt level partially offset by higher interest rates.

Other expense increased $0.9 million or 42.1% to $3.0 million in 2013 compared to $2.1 million for the same period in 2012.  The change in other expense was primarily due to the following:

•	No fuel call option gain or loss in 2013 due to their effective termination in 2012, compared to a $2.7 million gain recorded in 2012; and
•	A gain of $2.3 million in our equity method investments in 2013 as compared to a gain of $0.4 million in 2012, for a net change of $1.9 million.

Net Yields

Net Yields increased 2.7% in 2013 compared to 2012 primarily due to an increase in ticket prices and an increase in onboard spending.  Net Yields increased 3.6% in 2013 compared to 2012 on a Constant Currency basis.

Net Cruise Costs

Net Cruise Costs increased 1.9% in 2013 compared to 2012 primarily due to the 1.5% increase in capacity.  Net Cruise Cost per APCD and Net Cruise Costs per APCD on a Constant Currency basis remained consistent with 2012.  Net Cruise Costs Excluding Fuel per APCD and Net Cruise Costs Excluding Fuel per APCD on a Constant Currency basis remained consistent with 2012.

Recently Adopted, and Future Application of, Accounting Standards

Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements for further information on Recently Adopted Accounting Standards and Recent Accounting Pronouncements.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash flow generated from operations provides us with a significant source of liquidity.  Net cash provided by operating activities increased $26.1 million to $241.3 million for the first quarter of 2013 compared to $215.2 million for the same period in 2012.  The change in cash provided by operating activities was primarily attributable to a $96.2 million increase in cash receipts from customer deposits and an increase of approximately $30.0 million in cash receipts from onboard spending, partially offset by the timing of payments to vendors in 2013 as compared to 2012.

Net cash used in investing activities was $193.5 million for the first quarter of 2013 compared to $158.4 million for the same period in 2012.  The change was primarily due to equity contributions to our unconsolidated affiliates of $19.5 million during 2013 that did not occur in 2012.  In addition, during 2013 we paid $8.7 million on settlements on our foreign currency forward contracts, compared to proceeds of $8.0 million during 2012.

Net cash used in financing activities was $25.7 million for the first quarter of 2013 compared to $44.6 million for the same period in 2012.  The change was primarily due to cash dividends paid on our common stock of $27.7 million during the first quarter of 2013 as compared to $43.5 million for the same period in 2012. The change was also due to a decrease of $30.0 million in repayments on our unsecured revolving credit facilities offset by a decrease of $25.0 million in drawings on the facilities.

Future Capital Commitments

Our future capital commitments consist primarily of new ship orders.  As of March 31, 2013, we had two Quantum-class ships and one Oasis-class ship on order for our Royal Caribbean International brand with an aggregate capacity of approximately 13,700 berths.

As of March 31, 2013, the aggregate cost of our ships on order was approximately $3.5 billion, of which we had deposited $202.9 million as of such date.  Approximately 46.7% of the aggregate cost was exposed to fluctuations in the euro exchange rate at March 31, 2013.  (See Note 10. Fair Value Measurements and Derivative Instruments and Note 7. Commitments and Contingencies to our consolidated financial statements under Item 1. Financial Statements).

As of March 31, 2013, we anticipated overall capital expenditures will be approximately $0.7 billion for 2013, $1.2 billion for 2014, $1.2 billion for 2015 and $1.3 billion for 2016.

Contractual Obligations

As of March 31, 2013, our contractual obligations were as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Operating Activities:
Operating lease obligations(1)(2)	$604,926	$63,182	$112,379	$101,908	$327,457
Interest on long-term debt(3)	1,312,388	285,596	373,776	216,761	436,255
Other(4)	762,612	219,943	261,224	179,707	101,738
Investing Activities:
Ship purchase obligations(5)	2,781,223	231,457	1,580,527	969,239	-
Financing Activities:
Long-term debt obligations (6)	8,414,125	2,482,776	1,913,633	1,738,425	2,279,291
Capital lease obligations (7)	52,829	8,288	9,445	5,357	29,739
Other (8)	96,945	30,759	45,848	16,657	3,681
Total	$14,025,048	$3,322,001	$4,296,832	$3,228,054	$3,178,161

(1)	We are obligated under noncancelable operating leases primarily for a ship, offices, warehouses and motor vehicles.
(2)

Under the Brilliance of the Seas lease agreement, we may be required to make a termination payment of approximately £65.4 million, or approximately $99.3 million based on the exchange rate at March 31, 2013, if the lease is canceled in 2020. This amount is included in the more than 5 years column.

(3)

Long-term debt obligations mature at various dates through fiscal year 2027 and bear interest at fixed and variable rates. Interest on variable-rate debt is calculated based on forecasted debt balances, including interest swapped using the applicable rate at March 31, 2013. Debt denominated in other currencies is calculated based on the applicable exchange rate at March 31, 2013.

(4)	Amounts represent future commitments with remaining terms in excess of one year to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts.

(5)

Amounts represent contractual obligations with initial terms in excess of one year. Amounts include our third Oasis-class ship which was ordered under a conditional agreement in December 2012, which became effective in March 2013.

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

Off-Balance Sheet Arrangements

In July 2002, we entered into an operating lease denominated in British pound sterling for the Brilliance of the Seas.  The lease payments vary based on sterling LIBOR.  The lease has a contractual life of 25 years; however, both the lessor and we have certain rights to cancel the lease at year 18 (i.e. 2020) upon advance notice given approximately one year prior to cancellation.  In the event of early termination at year 18, we have the option to cause the sale of the vessel at its fair value and to use the proceeds towards the applicable termination payment.  Alternatively, we could opt at such time to make a termination payment of approximately £65.4 million, or approximately $99.3 million based on the exchange rate at March 31, 2013 and relinquish our right to cause the sale of the vessel.  Under current circumstances we do not believe early termination of this lease is probable.

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

In connection with the sale of Celebrity Mercury in February 2011, we and TUI AG each guaranteed repayment of 50% of an €180.0 million 5-year amortizing bank loan provided to TUI Cruises.  As of March 31, 2013, €148.5 million, or approximately $190.7 million based on the exchange rate at March 31, 2013, remains outstanding.  Based on current facts and circumstances, we do not believe potential obligations under this guarantee are probable.

TUI Cruises entered into construction agreements with STX Finland that includes certain restrictions on each of our and TUI AG’s ability to reduce our current ownership interest in TUI Cruises below 37.5% through the construction period for the first TUI newbuild vessel.  In addition, the bank credit agreements for the financing of the ships extend this restriction through 2019.

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

We had a working capital deficit of $4.1 billion as of March 31, 2013 as compared to a working capital deficit of $3.2 billion as of December 31, 2012.  Included within our working capital deficit is $2.5 billion and $1.5 billion of current portion of long-term debt as of March 31, 2013 and December 31, 2012, respectively.  The increase in working capital deficit was due to the increase in current maturities of long-term debt.  Similar to others in our industry, we operate with a substantial working capital deficit.  This deficit is mainly attributable to the fact that, under our business model, a vast majority of our passenger ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts remain a current liability until the sailing date. The cash generated from these advance receipts is used interchangeably with cash on hand from other sources, such as our revolving credit facilities and other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future sailing or otherwise, pay down our revolving credit facilities, invest in long term investments or any other use of cash. In addition, we have a relatively low-level of accounts receivable and rapid turnover results in a limited investment in inventories.  We generate substantial cash flows from operations and our business model, along with our unsecured revolving credit facilities, has historically allowed us to maintain this working capital deficit and still meet our operating, investing and financing needs. We expect that we will continue to have working capital deficits in the future.

As of March 31, 2013, we have approximately $8.5 billion in long-term debt obligations, of which approximately $2.5 billion is due through March 31, 2014.  This includes $956.6 million related to our €745.0 million 5.625% unsecured senior notes due January 2014.  Also, we have approximately $830.9 million in contractual obligations, other than long-term debt, due through March 31, 2014.  We expect to fund these obligations through our existing liquidity, future financing arrangements and cash flows from operations.  As of March 31, 2013, our liquidity was $2.2 billion, consisting of approximately $215.9 million in cash and cash equivalents and $2.0 billion available under our unsecured credit facilities.  Of the $2.0 billion available under our unsecured credit facilities, $1.5 billion is from revolving credit facilities and €365.0 million (or $0.5 billion based on the exchange rate at March 31, 2013) is from an unsecured Euro-denominated term loan facility.  We have the ability to and anticipate we will draw on the €365.0 million facility prior to June 30, 2013.  During 2013, it is likely we will secure additional liquidity in the capital and/or credit markets as part of our refinancing strategy for our upcoming 2013 and 2014 maturities.  In addition, we may elect to fund our contractual obligations through other means if opportunities arise.

As of March 31, 2013, we have on order two Quantum-class ships and one Oasis-class ship.  Each of these orders has committed unsecured bank financing arrangements which include sovereign financing guarantees.

We anticipate that our cash flows from operations, our current available credit facilities and our current and anticipated financing arrangements, as described above, will be adequate to meet our capital expenditures and debt repayments over the next twelve-month period.

We continue our focus on ensuring adequate cash and liquidity.  We are focused on cost efficiency and continue to implement cost containment initiatives including a number of initiatives to reduce energy consumption and, by extension, fuel costs.  These include the design of more fuel efficient ships and the implementation of other hardware and energy efficiencies.

If (i) any person other than A. Wilhelmsen AS. and Cruise Associates and their respective affiliates (the “Applicable Group”) acquires ownership of more than 33% of our common stock and the Applicable Group owns less of our common stock than such person, or (ii) subject to certain exceptions, during any 24-month period, a majority of the Board is no longer comprised of individuals who were members of the Board on the first day of such period, we may be obligated to prepay indebtedness outstanding under the majority of our credit facilities, which we may be unable to replace on similar terms.  Certain of our outstanding debt securities also contain change of control provisions that would be triggered by the acquisition of greater than 50% of our common stock by a person other than a member of the Applicable Group coupled with a ratings downgrade.  If this were to occur, it would have an adverse impact on our liquidity and operations.

Debt Covenants

Certain of our financing agreements contain covenants that require us, among other things, to maintain minimum net worth of at least $5.7 billion, a fixed charge coverage ratio of at least 1.25x and limit our net debt-to-capital ratio to no more than 62.5%.  The fixed charge coverage ratio is calculated by dividing net cash from operations for the past four quarters by the sum of dividend payments plus scheduled principal debt payments in excess of any new financings for the past four quarters.  Our minimum net worth and maximum net debt-to-capital calculations exclude the impact of accumulated other comprehensive (loss) income on total shareholders’ equity. We are well in excess of all debt covenant requirements as of March 31, 2013.  The specific covenants and related definitions can be found in the applicable debt agreements, the majority of which have been previously filed with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of our market risks, refer to Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2012.  There have been no significant developments or material changes since the date of our Annual Report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2012, a consolidated amended complaint was filed in the U.S. District Court of the Southern District of Florida on behalf of a purported class of purchasers of our common stock during the period from October 26, 2010 through July 27, 2011 against the Company and certain of our current and former officers.  The complaint alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 as well as, in the case of the individual defendants, the control person provisions of the Securities Exchange Act.  We filed a motion to dismiss the complaint for failure to state a claim on April 9, 2012.  On April 18, 2013, the district judge granted our motion and ordered the case dismissed with prejudice.  Plaintiffs have the right to file a notice to appeal within thirty days from the date the order is entered.

Item 1A. Risk Factors

The risk factors that affect our business and financial results are discussed in “Item 1A. Risk Factors” in the 2012 Annual Report on Form 10-K and there has been no material change to these risk factors since previously disclosed.  We wish to caution the reader that the risk factors discussed in “Item 1A. Risk Factors” in our 2012 Annual Report on Form 10-K, and those described elsewhere in this report or other Securities and Exchange Commission filings, could cause future results to differ materially from those stated in any forward-looking statements.

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

Interactive Data File

101

The following financial statements from Royal Caribbean Cruises Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, as filed with the SEC on April 25, 2013, formatted in XBRL, as follows:

(i) the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2013 and 2012;
(ii) the Consolidated Balance Sheets at March 31, 2013 and December 31, 2012;

(iii)	the Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and

(iv)	the Notes to the Consolidated Financial Statements, tagged in summary and detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL CARIBBEAN CRUISES LTD.
(Registrant)

	/s/	BRIAN J. RICE
Brian J. Rice
Vice Chairman and
Chief Financial Officer
Date: April 25, 2013		(Principal Financial Officer and duly authorized signatory)