Form 10-Q
period 2013-06-30
ROYAL CARIBBEAN CRUISES LTD
filed 2013-07-26
CIK 884887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

There were 219,637,201 shares of common stock outstanding as of July 17, 2013.

ROYAL CARIBBEAN CRUISES LTD.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited; in thousands, except per share data)

	Quarter Ended
	June 30,
	2013	2012
Passenger ticket revenues	$1,366,713	$1,332,207
Onboard and other revenues	516,054	488,797
Total revenues	1,882,767	1,821,004

Cruise operating expenses:
Commissions, transportation and other	316,506	307,697
Onboard and other	140,710	130,981
Payroll and related	208,975	206,519
Food	112,530	109,300
Fuel	232,471	237,961
Other operating	312,427	303,556
Total cruise operating expenses	1,323,619	1,296,014
Marketing, selling and administrative expenses	259,626	247,571
Depreciation and amortization expenses	186,184	180,514
Operating Income	113,338	96,905

Other income (expense):
Interest income	3,405	4,972
Interest expense, net of interest capitalized	(86,877)	(89,106)
Other expense	(5,119)	(16,424)
	(88,591)	(100,558)
Net Income (Loss)	$24,747	$(3,653)

Earnings (Loss) per Share:
Basic	$0.11	$(0.02)
Diluted	$0.11	$(0.02)

Weighted-Average Shares Outstanding:
Basic	219,502	217,866
Diluted	220,648	217,866

Comprehensive Income (Loss)
Net Income (Loss)	$24,747	$(3,653)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,551)	(12,361)
Change in defined benefit plans	5,293	—
Gain (loss) on cash flow derivative hedges	17,542	(288,252)
Total other comprehensive income (loss)	21,284	(300,613)

Comprehensive Income (Loss)	$46,031	$(304,266)

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited; in thousands, except per share data)

	Six Months Ended
	June 30,
	2013	2012
Passenger ticket revenues	$2,760,491	$2,684,445
Onboard and other revenues	1,033,496	971,039
Total revenues	3,793,987	3,655,484

Cruise operating expenses:
Commissions, transportation and other	639,443	628,435
Onboard and other	262,197	238,576
Payroll and related	418,898	416,633
Food	232,013	222,925
Fuel	474,123	466,955
Other operating	579,135	577,602
Total cruise operating expenses	2,605,809	2,551,126
Marketing, selling and administrative expenses	533,660	512,172
Depreciation and amortization expenses	375,548	359,906
Operating Income	278,970	232,280

Other income (expense):
Interest income	7,152	11,318
Interest expense, net of interest capitalized	(177,059)	(181,772)
Other expense	(8,090)	(18,515)
	(177,997)	(188,969)
Net Income	$100,973	$43,311

Earnings per Share:
Basic	$0.46	$0.20
Diluted	$0.46	$0.20

Weighted-Average Shares Outstanding:
Basic	219,301	217,725
Diluted	220,596	219,217

Comprehensive Income (Loss)
Net Income	$100,973	$43,311
Other comprehensive income (loss):
Foreign currency translation adjustments	(5,795)	(9,021)
Change in defined benefit plans	5,293	—
Loss on cash flow derivative hedges	(5,058)	(140,782)
Total other comprehensive loss	(5,560)	(149,803)

Comprehensive Income (Loss)	$95,413	$(106,492)

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of
	June 30,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$205,174	$194,855
Trade and other receivables, net	310,051	281,421
Inventories	141,440	146,295
Prepaid expenses and other assets	270,392	207,662
Derivative financial instruments	26,037	57,827
Total current assets	953,094	888,060
Property and equipment, net	17,511,913	17,451,034
Goodwill	430,666	432,975
Other assets	1,055,121	1,055,861
	$19,950,794	$19,827,930

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$1,906,468	$1,519,483
Accounts payable	314,197	351,587
Accrued interest	75,107	106,366
Accrued expenses and other liabilities	541,699	541,722
Customer deposits	1,874,704	1,546,993
Total current liabilities	4,712,175	4,066,151
Long-term debt	6,347,640	6,970,464
Other long-term liabilities	524,720	482,566

Commitments and contingencies (Note 7)

Shareholders’ equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 229,919,883 and 229,080,109 shares issued, June 30, 2013 and December 31, 2012, respectively)	2,299	2,291
Paid-in capital	3,125,172	3,109,887
Retained earnings	5,792,568	5,744,791
Accumulated other comprehensive loss	(140,076)	(134,516)
Treasury stock (10,308,683 common shares at cost, June 30, 2013 and December 31, 2012)	(413,704)	(413,704)
Total shareholders’ equity	8,366,259	8,308,749
	$19,950,794	$19,827,930

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended
	June 30,
	2013	2012
Operating Activities	$100,973	$43,311
Net income
Adjustments:
Depreciation and amortization	375,548	359,906
Loss on derivative instruments not designated as hedges	25,494	3,278
Changes in operating assets and liabilities:
Decrease in trade and other receivables, net	21,084	56,651
Decrease (increase) in inventories	4,679	(2,451)
Increase in prepaid expenses and other assets	(53,555)	(58,495)
(Decrease) increase in accounts payable	(36,265)	12,348
Decrease in accrued interest	(31,259)	(37,377)
Decrease in accrued expenses and other liabilities	(6,513)	(28,505)
Increase in customer deposits	272,329	224,873
Other, net	273	9,980
Net cash provided by operating activities	672,788	583,519

Investing Activities
Purchases of property and equipment	(396,073)	(322,751)
Cash (paid) received on settlement of derivative financial instruments	(25,843)	4,646
Equity contribution to unconsolidated affiliate	(35,757)	—
Cash payments received on loan to unconsolidated affiliate	11,993	11,813
Other, net	781	(6,877)
Net cash used in investing activities	(444,899)	(313,169)

Financing Activities
Debt proceeds	1,519,464	345,000
Debt issuance costs	(20,554)	(21,730)
Repayments of debt	(1,670,248)	(575,585)
Dividends paid	(54,098)	(65,293)
Proceeds from exercise of common stock options	6,918	1,768
Other, net	742	774
Net cash used in financing activities	(217,776)	(315,066)

Effect of exchange rate changes on cash	206	(5,261)

Net increase (decrease) in cash and cash equivalents	10,319	(49,977)
Cash and cash equivalents at beginning of period	194,855	262,186
Cash and cash equivalents at end of period	$205,174	$212,209

Supplemental Disclosure
Cash paid during the period for:
Interest, net of amount capitalized	$199,288	$194,341

Non cash Investing Activities
Purchases of property and equipment through asset trade in	$46,375	$—

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

All significant intercompany accounts and transactions are eliminated in consolidation. We consolidate entities over which we have control, usually evidenced by a direct ownership interest of greater than 50%, and variable interest entities where we are determined to be the primary beneficiary. See Note 6. Goodwill and Other Assets for further information regarding our variable interest entities. For affiliates we do not control but over which we have significant influence on financial and operating policies, usually evidenced by a direct ownership interest from 20% to 50%, the investment is accounted for using the equity method.  We consolidate the operating results of Pullmantur and CDF Croisières de France on a two-month lag to allow for more timely preparation of our consolidated financial statements.  No material events or transactions affecting Pullmantur or CDF Croisières de France have occurred during the two-month lag period of May and June 2013 that would require disclosure or adjustment to our consolidated financial statements as of and for the quarter ended June 30, 2013.

We believe the accompanying unaudited consolidated financial statements contain all normal recurring accruals necessary for a fair statement.  Our revenues are seasonal and results for interim periods are not necessarily indicative of results for the entire year.

Note 2. Summary of Significant Accounting Policies

Property and Equipment

During the first quarter of 2013, we performed a review of the estimated useful lives and associated residual values of ships in our fleet approaching the last third of their estimated useful lives.  As a result, effective January 1, 2013, we revised the estimated useful lives of five ships from 30 years with a 15% associated residual value, to 35 years with a 10% associated residual value.  The change in the estimated useful lives and associated residual value was accounted for prospectively as a change in accounting estimate.  The 35-year useful life with a 10% associated residual value is based on revised estimates of the weighted-average useful life of all major ship components for these ships.  The change in estimate is consistent with our recent investments in and future plans to continue to invest in the revitalization of these ships and the use of certain ship components longer than originally estimated. The change allows us to better match depreciation expense with the periods these assets are expected to be in use.  For the second quarter of 2013, the effect of this change on operating income and net income is an increase of $3.0 million and the impact on earnings per share is $0.01 per share on a basic and diluted basis.  For the six months ended June 30, 2013, the effect of this change on operating income and net income is an increase of $3.9 million and the impact on earnings per share is $0.02 per share on a basic and diluted basis.  For the full year 2013, the effect of this change on operating income and net income is estimated to be an increase of approximately $11.0 million and the impact on earnings per share is estimated to be $0.05 per share on a basic and diluted basis.  For further information on our significant accounting policies, refer to Note 2. Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

In March 2013, we adopted authoritative guidance regarding the presentation of amounts reclassified from accumulated other comprehensive income to net income.  The new guidance requires an entity to present, either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source (e.g., the release due to cash flow hedges from interest rate contracts) and the income statement line items affected by the reclassification (e.g., interest income or interest expense).  We elected to present this information in a single note. See Note 9. Changes in Accumulated Other Comprehensive Loss for our disclosures required under this guidance.

Recent Accounting Pronouncements

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

In July 2013, amended guidance was issued regarding the inclusion of the Fed Funds Effective Swap Rate as a benchmark interest rate for hedge accounting purposes. The proposed guidance would permit the use of the Fed Funds Effective Swap Rate (OIS) to be included as an acceptable U.S. benchmark and removes the restriction on using different benchmark rates for similar hedges. This guidance will be effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this newly issued guidance is not expected to have an impact on our consolidated financial statements.

Reclassifications

For the six months ended June 30, 2012, $11.8 million has been reclassified in the consolidated statement of cash flows from other, net to cash payments received on loan to unconsolidated affiliate within net cash flows used in investing activities in order to conform to the current year presentation.

For the six months ended June 30, 2012, $(4.2) million has been reclassified in the consolidated statement of cash flows from other, net to loss on derivative instruments not designated as hedges within net cash flows provided by operating activities in order to conform to the current year presentation.

Other

Revenues and expenses include port costs that vary with guest head counts.  The amounts of such port costs included in passenger ticket revenues on a gross basis were $117.0 million and $103.8 million for the second quarters of 2013 and 2012, respectively, and $232.7 million and $216.9 million for the six months ended June 30, 2013 and 2012, respectively.

During the second quarter of 2013, we recorded an out-of-period adjustment of approximately $15.2 million to correct an error in the calculation of our liability for our credit card rewards program which understated the liability and overstated income during the fiscal years 2003 through 2013. Because the adjustment, both individually and in the aggregate, was not material to any of the prior years’ financial statements, and the impact of correcting the error in the current year is not expected to be material to the full year 2013 financial statements, we recorded the correction in the financial statements in the second quarter of 2013. This amount reduced onboard and other revenues in our consolidated statements of comprehensive income (loss).

Note 3. Earnings Per Share

A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income (loss) for basic and diluted earnings per share	$24,747	$(3,653)	$100,973	$43,311

Weighted-average common shares outstanding	219,502	217,866	219,301	217,725
Dilutive effect of stock options, performance share awards and restricted stock awards	1,146	—	1,295	1,492
Diluted weighted-average shares outstanding	220,648	217,866	220,596	219,217

Basic earnings (loss) per share	$0.11	$(0.02)	$0.46	$0.20
Diluted earnings (loss) per share	$0.11	$(0.02)	$0.46	$0.20

Diluted earnings per share for the quarter and six months ended June 30, 2013 did not reflect options to purchase an aggregate of 2.4 million shares because the effect of including them would have been antidilutive.  Diluted earnings per share for the quarter and six months ended June 30, 2012 did not reflect options to purchase an aggregate of 5.1 million and 3.1 million shares, respectively, because the effect of including them would have been antidilutive.

Note 4. Long-Term Debt

In March 2013, we increased the capacity of our revolving credit facility due July 2016 by $20.0 million, bringing our total capacity under this facility to $1.1 billion. As of June 30, 2013, we have an aggregate revolving borrowing capacity of $1.7 billion.

In June 2013, we borrowed €365.0 million, or approximately $474.5 million based on the exchange rate at June 30, 2013, under a previously committed unsecured term loan facility.  The loan is due and payable at maturity in July 2017.  Interest on the loan accrues at a floating rate based on EURIBOR plus the applicable margin.  The applicable margin varies with our debt rating and was 3.0% as of June 30, 2013.  The proceeds of this loan were used to repay amounts outstanding under our unsecured revolving credit facilities. The borrowing was part of our refinancing strategy for our remaining maturities in 2013 and 2014.

In July 2013, we entered into a credit agreement for the financing of the third Oasis-class ship, which is scheduled for delivery in the second quarter of 2016.  The credit agreement makes available to us an unsecured term loan in an amount of €892.2 million, or approximately $1.2 billion, based on the exchange rate at June 30, 2013.  Compagnie Francaise d’Assurance pour le Commerce Extérieur (“COFACE”), the official export credit agency of France, has agreed to guarantee to the lenders payment of 100% of the financing.  The loan amortizes semi-annually and will mature 12 years following delivery of the ship.  Interest on the loan will accrue at our election at either a fixed rate of 2.6% or a floating rate at EURIBOR plus a margin of 1.15%.

Note 5.  Property and Equipment

In March 2013, our conditional agreement with STX France S.A. to build the third Oasis-class ship for Royal Caribbean International became effective.  The ship will have a capacity of approximately 5,400 berths and is expected to enter service in the second quarter of 2016.  Pullmantur’s Atlantic Star, which has been out of operation since 2009, was transferred to an affiliate of STX France S.A. as part of the consideration.  The Atlantic Star was transferred at carrying value, which approximated its fair value on the date of its transfer.  The transfer did not result in a gain or a loss.

Note 6. Goodwill and Other Assets

We believe no events or circumstances have occurred subsequent to our annual impairment evaluation that would require us to perform interim testing of our goodwill, trademarks or trade names as of June 30, 2013.

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

We have determined that Grand Bahama Shipyard Ltd. (“Grand Bahama”), a ship repair and maintenance facility in which we have a 40% noncontrolling interest, is a VIE. The facility serves cruise and cargo ships, oil and gas tankers, and offshore units.  We utilize this facility, among other ship repair facilities, for our regularly scheduled drydocks and certain emergency repairs as may be required.  We have determined that we are not the primary beneficiary of this facility, as we do not have the power to direct the activities that most significantly impact the facility’s economic performance. Accordingly, we do not consolidate this entity and we account for this investment under the equity method of accounting. As of June 30, 2013 and December 31, 2012, the net book value of our investment in Grand Bahama, including equity and loans, was approximately $59.5 million and $59.3 million, respectively, which is also our maximum exposure to loss as we are not contractually required to provide any financial or other support to the facility.  The majority of our loans to Grand Bahama are in non-accrual status and the majority of this amount is included within other assets in our consolidated balance sheets.  During the first six months of 2013, we received approximately $2.5 million in principal and interest payments related to loans that are in accrual status from Grand Bahama and recorded income associated with our investment in Grand Bahama.  We monitor credit risk associated with these loans through our participation on Grand Bahama’s board of directors along with our review of Grand Bahama’s financial statements and projected cash flows.  Based on this review, we believe the risk of loss associated with these loans was not probable as of June 30, 2013.

In conjunction with our acquisition of Pullmantur in 2006, we obtained a 49% noncontrolling interest in Pullmantur Air, S.A. (“Pullmantur Air”), a small air business that operates four aircraft in support of Pullmantur’s operations. We have determined Pullmantur Air is a VIE for which we are the primary beneficiary as we have the power to direct the activities that most significantly impact its economic performance and we are obligated to absorb its losses. In accordance with authoritative guidance, we have consolidated the assets and liabilities of Pullmantur Air.  We do not separately disclose the assets and liabilities of Pullmantur Air as they are immaterial to our June 30, 2013 and December 31, 2012 consolidated financial statements.

We have determined that TUI Cruises GmbH, our 50%-owned joint venture, which operates the brand TUI Cruises, is a VIE. As of June 30, 2013 and December 31, 2012, our investment in TUI Cruises, including equity and loans, was approximately $313.8 million and $287.0 million, respectively, and the majority of this amount was included within other assets in our consolidated balance sheets.  In addition, in conjunction with our sale of Celebrity Mercury to TUI Cruises in 2011, we and TUI AG each guaranteed the repayment of 50% of an €180.0 million 5-year bank loan provided to TUI Cruises (refer to further details below).  Our investment amount and the potential obligations under this guarantee are substantially our maximum exposure to loss.  We have determined that we are not the primary beneficiary of TUI Cruises.  We believe that the power to direct the activities that most significantly impact TUI Cruises’ economic performance are shared between ourselves and our joint venture partner, TUI AG.  All the significant operating and financial decisions of TUI Cruises require the consent of both parties which we believe creates shared power over TUI Cruises.  Accordingly, we do not consolidate this entity and account for this investment under the equity method of accounting.

In connection with our sale of Celebrity Mercury to TUI Cruises in 2011, we provided a debt facility to TUI Cruises in the amount of up to €90.0 million.  The outstanding principal amount of the facility as of June 30, 2013 was €62.9 million, or $81.7 million based on the exchange rate at June 30, 2013.  The loan bears interest at the rate of 9.54% per annum, is payable over seven years, is 50% guaranteed by TUI AG (our joint venture partner) and is secured by second mortgages on both of TUI Cruises’ ships, Mein Schiff 1 and Mein Schiff 2.  As of June 30, 2013, TUI Cruises’ 5-year bank loan discussed above had a remaining balance of €144.0 million, or approximately $187.2 million based on the exchange rate at June 30, 2013.  The bank loan amortizes quarterly and is secured by first mortgages on both Mein Schiff 1 and Mein Schiff 2. Based on current facts and circumstances, we do not believe potential obligations under our guarantee of TUI Cruises’ bank loan are probable.

During 2011 and 2012, TUI Cruises entered into construction agreements with STX Finland to build its first and second newbuild ships, scheduled for delivery in the second quarter of 2014 and the second quarter of 2015, respectively.  TUI Cruises has entered into credit agreements for the financing of up to 80% of the contract price of each ship. The remaining portion of the contract price of the ships will be funded through either TUI Cruises’ cash flows from operations or loans and/or equity contributions from us and TUI AG.  The construction agreements for the ships include certain restrictions on each of our and TUI AG’s ability to reduce our current ownership interest in TUI Cruises below 37.5% through the construction periods.  In addition, the credit agreements extend this restriction through 2019.

Note 7. Commitments and Contingencies

Capital Expenditures

In May 2013, we reached an agreement, subject to satisfaction of financing conditions, with Meyer Werft to build the third Quantum-class ship for Royal Caribbean International.  The agreement is expected to become effective in the third quarter of 2013.  The ship will have a capacity of approximately 4,150 berths and is expected to enter service in the second quarter of 2016.

As of June 30, 2013, the aggregate cost of our ships on order, including the conditional agreement for the third Quantum-class ship described above, was approximately $4.5 billion, of which we had deposited $288.8 million as of such date. Approximately 56.4% of the aggregate cost was exposed to fluctuations in the euro exchange rate at June 30, 2013.  (See Note 10. Fair Value Measurements and Derivative Instruments).

Our brands, including our 50% joint venture, TUI Cruises, have six ships on order.  As of June 30, 2013, the expected dates that our ships on order will enter service and their approximate berths are as follows:

Ship	Expected to Enter Service	Approximate Berths
Royal Caribbean International –
Quantum-class:
Quantum of the Seas	4th Quarter 2014	4,150
Anthem of the Seas	2nd Quarter 2015	4,150
Unnamed	2nd Quarter 2016	4,150
Oasis-class:
Unnamed	2nd Quarter 2016	5,400
TUI Cruises –
Mein Schiff 3	2nd Quarter 2014	2,500
Mein Schiff 4	2nd Quarter 2015	2,500
	Total Berths	22,850

Litigation

Between August 1, 2011 and September 8, 2011, three similar purported class action lawsuits were filed against us and certain of our current and former officers in the United States District Court of the Southern District of Florida.  The cases have since been consolidated and a consolidated amended complaint was filed on February 17, 2012.  The consolidated amended complaint was filed on behalf of a purported class of purchasers of our common stock during the period from October 26, 2010 through July 27, 2011 and names the Company, our Chairman and CEO, our Vice Chairman, the President and CEO of our Royal Caribbean International brand and the former President and CEO of our Celebrity Cruises brand as defendants.  The consolidated amended complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 as well as, in the case of the individual defendants, the control person provisions of the Securities Exchange Act.  The complaint principally alleges that the defendants knowingly made incorrect statements concerning the Company’s outlook.  The consolidated amended complaint seeks unspecified damages, interest, and attorneys’ fees. We filed a motion to dismiss the complaint for failure to state a claim on April 9, 2012.  On April 18, 2013, the district judge granted our motion and ordered the case dismissed with prejudice.  Plaintiffs have the right to file a notice to appeal within thirty days from the date an appealable order is entered.

A class action complaint was filed in June 2011 against Royal Caribbean Cruises Ltd. in the United States District Court for the Southern District of Florida on behalf of a purported class of stateroom attendants employed onboard Royal Caribbean International cruise vessels alleging that they were required to pay other crew members to help with their duties in violation of the U.S. Seaman’s Wage Act. The lawsuit also alleges that certain stateroom attendants were required to work back of house assignments without the ability to earn gratuities in violation of the U.S. Seaman’s Wage Act. Plaintiffs seek judgment for damages, wage penalties and interest in an indeterminate amount. In May 2012, the Court granted our motion to dismiss the complaint on the basis that the applicable collective bargaining agreement requires any such claims to be arbitrated. Plaintiffs have appealed this decision to the United States Court of Appeals, 11th Circuit. We believe the appeal is without merit as are the underlying claims made against us and we intend to vigorously defend ourselves against them.

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

Other

In July 2002, we entered into an operating lease denominated in British pound sterling for the Brilliance of the Seas.  The lease payments vary based on sterling LIBOR and are included in other operating expenses in our consolidated statements of comprehensive income (loss). Brilliance of the Seas lease expense amounts were approximately £3.1 million and £4.1 million, or approximately $4.8 million and $6.5 million, for the quarter ended June 30, 2013 and June 30, 2012, respectively, and were approximately £6.1 million and £8.1 million, or approximately $9.3 million and $12.8 million for the six months ended June 30, 2013 and June 30, 2012, respectively.  The lease has a contractual life of 25 years; however, both the lessor and we have certain rights to cancel the lease at year 18 (i.e. 2020) upon advance notice given approximately one year prior to cancellation.  In the event of early termination at year 18, we have the option to cause the sale of the vessel at its fair value and to use the proceeds towards the applicable termination payment.  Alternatively, we could opt at such time to make a termination payment of approximately £65.4 million, or approximately $99.2 million based on the exchange rate at June 30, 2013, and relinquish our right to cause the sale of the vessel. Under current circumstances we do not believe early termination of this lease is probable.

Under the Brilliance of the Seas operating lease, we have agreed to indemnify the lessor to the extent its after-tax return is negatively impacted by unfavorable changes in corporate tax rates, capital allowance deductions and certain unfavorable determinations which may be made by the United Kingdom tax authorities. These indemnifications could result in an increase in our lease payments.  We are unable to estimate the maximum potential increase in our lease payments due to the various circumstances, timing or a combination of events that could trigger such indemnifications. The United Kingdom tax authorities are disputing the lessor’s accounting treatment of the lease and the lessor and tax authorities are in discussions on the matter.  If the characterization of the lease by the lessor is ultimately determined to be incorrect, we could be required to indemnify the lessor under certain circumstances.  The lessor has advised us that they believe their characterization of the lease is correct. Based on the foregoing and our review of available information, we do not believe an indemnification payment is probable.  However, if the lessor loses its dispute and we are required to indemnify the lessor, we cannot at this time predict the impact that such an occurrence would have on our financial condition and results of operations.

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

Note 8. Shareholders’ Equity

During the first and second quarters of 2013, we declared and paid a cash dividend on our common stock of $0.12 per share. During the first and second quarters of 2012, we declared and paid a cash dividend on our common stock of $0.10 per share. During the first quarter of 2012, we also paid a cash dividend on our common stock of $0.10 per share which was declared during the fourth quarter of 2011.

Note 9. Changes in Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss by component for the six months ended June 30, 2013 (in thousands):

	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated comprehensive loss at beginning of the year	$(84,505)	$(34,823)	$(15,188)	$(134,516)
Other comprehensive income (loss) before reclassifications	18,046	3,999	(5,795)	16,250
Amounts reclassified from accumulated other comprehensive loss	(23,104)	1,294	—	(21,810)
Net current-period other comprehensive (loss) income	(5,058)	5,293	(5,795)	(5,560)
Ending balance	$(89,563)	$(29,530)	$(20,983)	$(140,076)

The following table presents reclassifications out of accumulated other comprehensive loss for the quarter and six months ended June 30, 2013 (in thousands):

	Amount of Gain (Loss) Reclassified from Accumulated OCl into Income
Details about Accumulated Other Comprehensive Income Components	Quarter Ended June 30, 2013	Six Months Ended June 30, 2013	Affected Line Item in Statements of Comprehensive Income (Loss)

Gain (loss) on cash flow derivative hedges:
Cross currency swaps	$(880)	$(1,751)	Interest expense, net of interest capitalized
Foreign currency forward contracts	(450)	(899)	Depreciation and amortization expenses
Foreign currency forward contracts	(239)	(477)	Other income (expense)
Foreign currency forward contracts	(5)	(5)	Interest expense, net of interest capitalized
Fuel swaps	9,408	26,236	Fuel
	$7,834	$23,104
Amortization of defined benefit plans:
Actuarial loss	$(876)	$(876)	Payroll and related
Prior service costs	(418)	(418)	Payroll and related
	$(1,294)	$(1,294)
Total reclassifications for the period	$6,540	$21,810

Note 10. Fair Value Measurements and Derivative Instruments

Fair Value Measurements

The estimated fair value of our financial instruments that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows (in thousands):

	Fair Value Measurements at June 30, 2013 Using				Fair Value Measurements at December 31, 2012 Using
Description	Total	Level 1(1)	Level 2(2)	Level 3(3)	Total	Level 1(1)	Level 2(2)	Level 3(3)

Assets:
Cash and cash equivalents(4)	$205,174	205,174	—	—	$194,855	194,855	—	—
Total Assets	$205,174	$205,174	$—	$—	$194,855	$194,855	$—	$—
Liabilities:
Long-term debt (including current portion of long-term debt)(5)	$8,571,141	3,215,109	5,356,032	—	$8,859,310	3,917,398	4,941,912	—

Total Liabilities	$8,571,141	$3,215,109	$5,356,032	$—	$8,859,310	$3,917,398	$4,941,912	$—

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

(3)         Inputs that are unobservable.  The Company did not use any Level 3 inputs as of June 30, 2013 and December 31, 2012.

(4)         Consists of cash and marketable securities with original maturities of less than 90 days.

(5)         Consists of unsecured revolving credit facilities, unsecured senior notes, senior debentures and unsecured term loans.  Does not include our capital lease obligations.

Other Financial Instruments

The carrying amounts of accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value at June 30, 2013 and December 31, 2012.

Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy.  The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2013 Using				Fair Value Measurements at December 31, 2012 Using
Description	Total	Level 1(1)	Level 2(2)	Level 3(3)	Total	Level 1(1)	Level 2(2)	Level 3(3)

Assets:
Derivative financial instruments(4)	$81,561	—	81,561	—	$96,489	—	96,489	—
Investments(5)	$6,255	6,255	—	—	$6,231	6,231	—	—
Total Assets	$87,816	$6,255	$81,561	$—	$102,720	$6,231	$96,489	$—

Liabilities:
Derivative financial instruments(6)	$141,307	—	141,307	—	$85,119	—	85,119	—
Total Liabilities	$141,307	$—	$141,307	$—	$85,119	$—	$85,119	$—

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

(3)         Inputs that are unobservable.  The Company did not use any Level 3 inputs as of June 30, 2013 and December 31, 2012.

(4)         Consists of foreign currency forward contracts, foreign currency collar options, interest rate swaps, fuel swaps and purchased fuel call options.  Please refer to the “Fair Value of Derivative Instruments” table for breakdown by instrument type.

(5)         Consists of exchange-traded equity securities and mutual funds.

(6)         Consists of interest rate swaps, fuel swaps, foreign currency forward contracts, foreign currency collar options and sold fuel call options.  Please refer to the “Fair Value of Derivative Instruments” table for breakdown by instrument type.

The reported fair values are based on a variety of factors and assumptions.  Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of June 30, 2013 or December 31, 2012, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.

Concentrations of Credit Risk

We monitor our credit risk associated with financial and other institutions with which we conduct significant business and, to minimize these risks, we select counterparties with credit risks acceptable to us and we seek to limit our exposure to an individual counterparty.  Credit risk, including but not limited to counterparty nonperformance under derivative instruments, our credit facilities and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions, insurance companies and export credit agencies with which we have long-term relationships and which have credit risks acceptable to us or where the credit risk is spread out among a large number of counterparties. In addition, our exposure under foreign currency forward contracts, foreign currency collar options, fuel call options, interest rate and fuel swap agreements was approximately $16.1 million and $60.8 million as of June 30, 2013 and December 31, 2012, respectively, and was limited to the cost of replacing the contracts in the event of non-performance by the counterparties to the contracts, all of which are currently our lending banks.  We do not anticipate nonperformance by any of our significant counterparties. In addition, we have established guidelines regarding credit ratings and instrument maturities that we follow to maintain safety and liquidity. We do not normally require collateral or other security to support credit relationships; however, in certain circumstances this option is available to us.

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

Changes in the fair value of derivatives that are designated as fair value hedges are offset against changes in the fair value of the underlying hedged assets, liabilities or firm commitments.  Gains and losses on derivatives that are designated as cash flow hedges are recorded as a component of accumulated other comprehensive loss until the underlying hedged transactions are recognized in earnings.  The foreign currency transaction gain or loss of our non-derivative financial instruments designated as hedges of our net investment in foreign operations and investments are recognized as a component of accumulated other comprehensive loss along with the associated foreign currency translation adjustment of the foreign operation.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our long-term debt obligations including future interest payments.  At June 30, 2013, approximately 38.6% of our long-term debt was effectively fixed as compared to 45.8% as of December 31, 2012.  We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense.

Market risk associated with our long-term fixed rate debt is the potential increase in fair value resulting from a decrease in interest rates.  We use interest rate swap agreements that effectively convert a portion of our fixed-rate debt to a floating-rate basis to manage this risk.  At June 30, 2013 and December 31, 2012, we maintained interest rate swap agreements on the $420.0 million fixed rate portion of our Oasis of the Seas unsecured amortizing term loan.  The interest rate swap agreements effectively changed the interest rate on the balance of the unsecured term loan, which was $297.5 million as of June 30, 2013, from a fixed rate of 5.41% to a LIBOR-based floating rate equal to LIBOR plus 3.87%, currently approximately 4.30%. These interest rate swap agreements are accounted for as fair value hedges.

During the second quarter of 2013, we entered into interest rate swap agreements that effectively changed the interest rate on the $650.0 million unsecured senior notes due 2022, from a fixed rate of 5.25% to a LIBOR-based floating rate equal to LIBOR plus 3.63%, currently approximately 3.91%.  These interest rate swap agreements are accounted for as fair value hedges.

Market risk associated with our long-term floating rate debt is the potential increase in interest expense from an increase in interest rates.  We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage this risk.  At June 30, 2013 and December 31, 2012, we maintained forward-starting interest rate swap agreements that hedge the anticipated unsecured amortizing term loans that will finance our purchase of Quantum of the Seas and Anthem of the Seas. Forward-starting interest rate swaps hedging the Quantum of the Seas loan will effectively convert the interest rate for $735.0 million of the anticipated loan balance from LIBOR plus 1.30% to a fixed rate of 3.74% (inclusive of margin) beginning in October 2014. Forward-starting interest rate swaps hedging the Anthem of the Seas loan will effectively convert the interest rate for $725.0 million of the anticipated loan balance from LIBOR plus 1.30% to a fixed rate of 3.86% (inclusive of margin) beginning in April 2015.  These interest rate swap agreements are accounted for as cash flow hedges.

In addition, at June 30, 2013 and December 31, 2012, we maintained interest rate swap agreements that effectively converted the interest rate on a portion of the Celebrity Reflection unsecured amortizing term loan balance of approximately $627.2 million from LIBOR plus 0.40% to a fixed rate (including applicable margin) of 2.85% through the term of the loan.  These interest rate swap agreements are accounted for as cash flow hedges.

The notional amount of interest rate swap agreements related to outstanding debt and on our current unfunded financing arrangements as of June 30, 2013 and December 31, 2012 was $3.0 billion and $2.4 billion, respectively.

Foreign Currency Exchange Rate Risk

Derivative Instruments

Our primary exposure to foreign currency exchange rate risk relates to our ship construction contracts denominated in euros, our foreign currency denominated debt and our growing international business operations.  We enter into foreign currency forward contracts, collar options and cross currency swap agreements to manage portions of the exposure to movements in foreign currency exchange rates.  As of June 30, 2013, the aggregate cost of our ships on order, including the conditional agreement for a third Quantum-class ship, was approximately $4.5 billion, of which we had deposited $288.8 million as of such date.  Approximately 56.4% and 49.7% of the aggregate cost of the ships under construction was exposed to fluctuations in the euro exchange rate at June 30, 2013 and December 31, 2012, respectively.  The majority of our foreign currency forward contracts, collar options and cross currency swap agreements are accounted for as cash flow or fair value hedges depending on the designation of the related hedge.

During the second quarter of 2013, we entered into foreign currency forward contracts to hedge €365.0 million of our €745.0 million 5.625% unsecured senior notes due January 2014. These foreign currency forward contracts are accounted for as cash flow hedges and mature January 2014.

On a regular basis, we enter into foreign currency forward contracts to minimize the volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than our functional currency or the functional currencies of our foreign subsidiaries. During the second quarter of 2013, we maintained an average of approximately $360.0 million of these foreign currency forward contracts.  These instruments are not designated as hedging instruments.   Changes in the fair value of the foreign currency forward contracts, of approximately $(16.9) million and $(4.1) million, during the quarter ended June 30, 2013 and June 30, 2012, respectively, and approximately $(25.5) million and $4.2 million, during the six months ended June 30, 2013 and June 30, 2012, respectively, were recognized in earnings within other income (expense) in our consolidated statements of comprehensive income (loss).

The notional amount of outstanding foreign exchange contracts including our forward contracts and collar options as of June 30, 2013 and December 31, 2012 was $1.6 billion and $1.2 billion, respectively.

Non-Derivative Instruments

We consider our investments in our foreign operations to be denominated in relatively stable currencies and of a long-term nature.  We partially address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries’ and investments’ functional currencies and designating it as a hedge of these subsidiaries and investments.  We had designated debt as a hedge of our net investments in Pullmantur and TUI Cruises of approximately €501.5 million and €481.7 million, or approximately $651.9 million and $635.1 million, as of June 30, 2013 and December 31, 2012, respectively.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates primarily to the consumption of fuel on our ships.  We use fuel swap agreements and fuel call options to mitigate the financial impact of fluctuations in fuel prices.

Our fuel swap agreements are accounted for as cash flow hedges.  At June 30, 2013, we have hedged the variability in future cash flows for certain forecasted fuel transactions occurring through 2017.  As of June 30, 2013 and December 31, 2012, we had entered into the following fuel swap agreements:

	Fuel Swap Agreements
	As of June 30, 2013	As of December 31, 2012
	(metric tons)
2013	402,000	755,000
2014	768,000	635,000
2015	581,000	363,000
2016	296,000	104,000
2017	74,000	—

	Fuel Swap Agreements
Projected fuel purchases for year:	As of June 30, 2013	As of December 31, 2012
	(% hedged)
2013	60%	55%
2014	55%	45%
2015	39%	25%
2016	20%	7%
2017	5%	—

At June 30, 2013 and December 31, 2012, $4.4 million and $47.2 million, respectively, of estimated unrealized net gains associated with our cash flow hedges pertaining to fuel swap agreements were expected to be reclassified to earnings from accumulated other comprehensive loss within the next twelve months.  Reclassification is expected to occur as a result of fuel consumption associated with our hedged forecasted fuel purchases.

The fair value and line item caption of derivative instruments recorded within our consolidated balance sheets were as follows:

	Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet	As of June 30, 2013	As of December 31, 2012	Balance Sheet	As of June 30, 2013	As of December 31, 2012
	Location	Fair Value	Fair Value	Location	Fair Value	Fair Value
In thousands
Derivatives designated as hedging instruments under ASC 815-20(1)
Interest rate swaps	Other Assets	$44,639	$5,099	Other long-term liabilities	$61,424	$55,471
Foreign currency forward contracts	Derivative Financial Instruments	—	951	Accrued expenses and other liabilities	3,304	338
Foreign currency forward contracts	Other Assets	8,024	11,564	Other long-term liabilities	4,099	1,000
Foreign currency collar options	Other Assets	—	8,974	Other long-term liabilities	2,273	—
Fuel swaps	Derivative Financial Instruments	14,823	48,624	Accrued expenses and other liabilities	12,144	1,761
Fuel swaps	Other Assets	128	8,585	Other long-term liabilities	36,995	6,369
Total derivatives designated as hedging instruments under 815-20		$67,614	$83,797		$120,239	$64,939

Derivatives not designated as hedging instruments under ASC 815-20
Foreign currency forward contracts	Derivative Financial Instruments	$7,559	$—	Accrued expenses and other liabilities	$4,611	$—
Foreign currency forward contracts	Other Assets	2,733	4,440	Other long-term liabilities	12,809	11,475
Fuel swaps	Derivative Financial Instruments	6	—	Accrued expenses and other liabilities	59	475
Fuel call options	Derivative Financial Instruments	3,649	8,252	Accrued expenses and other liabilities	3,589	8,230
Total derivatives not designated as hedging instruments under 815-20		13,947	12,692		21,068	20,180
Total derivatives		$81,561	$96,489		$141,307	$85,119

(1) Accounting Standard Codification 815-20 “Derivatives and Hedging”.

The carrying value and line item caption of non-derivative instruments designated as hedging instruments recorded within our consolidated balance sheets were as follows:

Non-derivative instrument designated as hedging		Carrying Value
instrument under ASC 815-20	Balance Sheet Location	As of June 30, 2013	As of December 31, 2012
In thousands
Foreign currency debt	Current portion of long-term debt	$522,343	$17,516
Foreign currency debt	Long-term debt	129,526	617,593
		$651,869	$635,109

The effect of derivative instruments qualifying and designated as hedging instruments and the related hedged items in fair value hedges on the consolidated statements of comprehensive income (loss) was as follows:

Derivatives and	Location of	Amount of Gain (Loss) Recognized in Income on Derivative				Amount of Gain (Loss) Recognized in Income on Hedged Item
related Hedged Items under ASC 815-20 Fair Value Hedging Relationships	Gain (Loss) Recognized in Income on Derivative and Hedged Item	Quarter Ended June 30, 2013	Quarter Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Quarter Ended June 30, 2013	Quarter Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
In thousands
Interest rate swaps	Interest expense, net of interest capitalized	$2,498	$4,880	$3,277	$9,862	$9,323	$7,107	$18,599	$14,367
Interest rate swaps	Other income (expense)	(57,675)	5,959	(59,244)	1,416	54,761	(5,616)	56,173	(1,902)
		$(55,177)	$10,839	$(55,967)	$11,278	$64,084	$1,491	$74,772	$12,465

The effect of derivative instruments qualifying and designated as cash flow hedging instruments on the consolidated financial statements was as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)				Location of Gain (Loss) Reclassified from	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives under ASC 815-20 Cash Flow Hedging Relationships	Quarter Ended June 30, 2013	Quarter Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Accumulated OCI into Income (Effective Portion)	Quarter Ended June 30, 2013	Quarter Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
In thousands
Cross currency swaps	$—	$—	$—	$—	Interest expense, net of interest capitalized	$(880)	$—	$(1,751)	$—
Cross currency swaps	—	(8,783)	—	(12,370)	Other income (expense)	—	(9,800)	—	(12,721)
Interest rate swaps	80,800	(35,478)	93,488	(30,924)	Other income (expense)	—	—	—	—
Foreign currency forward contracts	6,087	(47,758)	(8,995)	(30,050)	Depreciation and amortization expenses	(450)	(196)	(899)	(392)
Foreign currency forward contracts	—	—	—	—	Other income (expense)	(239)	(239)	(477)	(477)
Foreign currency forward contracts	—	—	—	—	Interest expense, net of interest capitalized	(5)	—	(5)	—
Foreign currency collar options	3,714	(12,564)	(11,247)	(12,564)	Depreciation and amortization expenses	—	—	—	—
Fuel swaps	(65,225)	(165,746)	(55,200)	(4,479)	Fuel	9,408	28,158	26,236	63,985

	$25,376	$(270,329)	$18,046	$(90,387)		$7,834	$17,923	$23,104	$50,395

Derivatives under ASC	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness testing)
815-20 Cash Flow Hedging Relationships	Amount Excluded from Effectiveness Testing)	Quarter Ended June 30, 2013	Quarter Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
In thousands
Cross currency swaps	Other income (expense)	$—	$—	$—	$—
Cross currency swaps	Other income (expense)	—	(234)	—	(234)
Interest rate swaps	Other income (expense)	373	(71)	427	(70)
Foreign currency forward contracts	Other income (expense)	(5)	(16)	(10)	(9)
Foreign currency forward contracts	Other income (expense)	—	—	—	—
Foreign currency forward contracts	Other income (expense)	—	—	—	—
Foreign currency collar options	Other income (expense)	—	—	—	—
Fuel swaps	Other income (expense)	(3,649)	(4,418)	(4,369)	(3,889)

		$(3,281)	$(4,739)	$(3,952)	$(4,202)

The effect of non-derivative instruments qualifying and designated as net investment hedging instruments on the consolidated financial statements was as follows:

Non-derivative	Amount of Gain (Loss) Recognized in OCI (Effective Portion)				Location of Gain (Loss) in Income (Ineffective Portion and	Amount of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
instruments under ASC 815-20 Net Investment Hedging Relationships	Quarter Ended June 30, 2013	Quarter Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Amount Excluded from Effectiveness Testing)	Quarter Ended June 30, 2013	Quarter Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
In thousands
Foreign Currency Debt	$(7,978)	$35,888	$4,754	$15,118	Other income (expense)	$—	$—	$—	$—
	$(7,978)	$35,888	$4,754	$15,118		$—	$—	$—	$—

The effect of derivatives not designated as hedging instruments on the consolidated financial statements was as follows:

Derivatives Not Designated as Hedging	Location of Gain	Amount of Gain (Loss) Recognized in Income on Derivative
Instruments under ASC 815-20	(Loss) Recognized in Income on Derivative	Quarter Ended June 30, 2013	Quarter Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
In thousands
Foreign currency forward contracts	Other income (expense)	$(18,669)	$(3,876)	$(27,280)	$4,497
Fuel swaps	Other income (expense)	(61)	(1,763)	48	(1,763)
Fuel call options	Other income (expense)	(121)	(10,152)	37	(7,470)
		$(18,851)	$(15,791)	$(27,195)	$(4,736)

Credit Related Contingent Features

Our current interest rate derivative instruments may require us to post collateral if our Standard & Poor’s and Moody’s credit ratings remain below specified levels. Specifically, if on the fifth anniversary of entering into a derivative transaction or on any succeeding fifth-year anniversary our credit ratings for our senior unsecured debt were to be below BBB- by Standard & Poor’s and Baa3 by Moody’s, then each counterparty to such derivative transaction with whom we are in a net liability position that exceeds the applicable minimum call amount may demand that we post collateral in an amount equal to the net liability position.  The amount of collateral required to be posted following such event will change each time our net liability position increases or decreases by more than the applicable minimum call amount.  If our credit rating for our senior unsecured debt is subsequently equal to, or above BBB- by Standard & Poor’s or Baa3 by Moody’s, then any collateral posted at such time will be released to us and we will no longer be required to post collateral unless we meet the collateral trigger requirement at the next fifth-year anniversary.  Currently, our senior unsecured debt credit rating is BB with a stable outlook by Standard & Poor’s and Ba1 with a stable outlook by Moody’s.  We currently have five interest rate derivative hedges that have a term of at least five years.  The aggregate fair values of all derivative instruments with such credit-related contingent features in net liability positions as of June 30, 2013 and December 31, 2012 were $61.4 million and $55.5 million, respectively, which do not include the impact of any such derivatives in net asset positions.  The earliest that any of the five interest rate derivative hedges will reach their fifth anniversary is November 2016.  Therefore, as of June 30, 2013, we were not required to post collateral for any of our derivative transactions.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Concerning Forward-Looking Statements

The discussion under this caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this document includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact, including statements regarding guidance (including our expectations for the third quarter and full year of 2013 set forth under the heading “Outlook” below), business and industry prospects or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking.  Words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “will,” and similar expressions are intended to further identify any of these forward-looking statements.  Forward-looking statements reflect management’s current expectations but they are based on judgments and are inherently uncertain.  Furthermore, they are subject to risks, uncertainties and other factors, that could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements.  Examples of these risks, uncertainties and other factors include, but are not limited to, the following:

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

•                  a discussion of our results of operations for the quarter and six months ended June 30, 2013 compared to the same period in 2012;

•                  a discussion of our business outlook, including our expectations for selected financial items for the third quarter and full year of 2013; and

•                  a discussion of our liquidity and capital resources, including our future capital and contractual commitments and potential funding sources.

Critical Accounting Policies

Ship Accounting

During the first quarter of 2013, we performed a review of the estimated useful lives and associated residual values of ships in our fleet approaching the last third of their estimated useful lives.  As a result, effective January 1, 2013, we revised the estimated useful lives of five ships from 30 years with a 15% associated residual value, to 35 years with a 10% associated residual value.  The change in the estimated useful lives and associated residual value was accounted for prospectively as a change in accounting estimate.  The 35-year useful life with a 10% associated residual value is based on revised estimates of the weighted-average useful life of all major ship components for these ships.  The change in estimate is consistent with our recent investments in and future plans to continue to invest in the revitalization of these ships and the use of certain ship components longer than originally estimated. The change allows us to better match depreciation expense with the periods these assets are expected to be in use.  Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements for further information.

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

Results of Operations

Summary

Our results of operations for the quarter and six months ended June 30, 2013 were influenced by an unscheduled drydock for Grandeur of the Seas due to an incident experienced onboard in May 2013.  This incident resulted in additional ship refurbishment expenses and costs related to cancelled sailings. The direct financial impact of this incident, net of insurance, is a reduction of $0.05 per diluted share for the quarter ended June 30, 2013 and we estimate the impact to be $0.10 per diluted share for the year ended December 31, 2013. Grandeur of the Seas returned to service in July 2013.

Our net income for the second quarter of 2013 was $24.7 million or $0.11 per share on a diluted basis as compared to a net loss of $3.7 million or $(0.02) per share on a diluted basis for the second quarter of 2012.

Other significant items for the second quarter of 2013 include:

•                  Total revenues increased 3.4% from 2012 primarily due to an increase in ticket prices, onboard spending and capacity.

•                  Cruise operating expenses increased 2.1% from 2012 primarily due to an increase in vessel maintenance, onboard and other expense, crew expenses and to a lesser extent an increase in capacity.

•                  We reached an agreement, subject to satisfaction of financing conditions, with Meyer Werft to build the third Quantum-class ship for Royal Caribbean International. The agreement is expected to become effective in the third quarter of 2013. The ship will have a capacity of approximately 4,150 berths and is expected to enter service in the second quarter of 2016.

Other Items:

•                  Monarch of the Seas was redeployed from Royal Caribbean International to Pullmantur.

Operating results for the quarter and six months ended June 30, 2013 compared to the same period in 2012 are shown in the following table (in thousands, except per share data):

	Quarter Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
		% of Total Revenues		% of Total Revenues		% of Total Revenues		% of Total Revenues
Passenger ticket revenues	$1,366,713	72.6%	$1,332,207	73.2%	$2,760,491	72.8%	$2,684,445	73.4%
Onboard and other revenues	516,054	27.4%	488,797	26.8%	1,033,496	27.2%	971,039	26.6%
Total revenues	1,882,767	100.0%	1,821,004	100.0%	3,793,987	100.0%	3,655,484	100.0%

Cruise operating expenses:
Commissions, transportation and other	316,506	16.8%	307,697	16.9%	639,443	16.9%	628,435	17.2%
Onboard and other	140,710	7.5%	130,981	7.2%	262,197	6.9%	238,576	6.5%
Payroll and related	208,975	11.1%	206,519	11.3%	418,898	11.0%	416,633	11.4%
Food	112,530	6.0%	109,300	6.0%	232,013	6.1%	222,925	6.1%
Fuel	232,471	12.3%	237,961	13.1%	474,123	12.5%	466,955	12.8%
Other operating	312,427	16.6%	303,556	16.7%	579,135	15.3%	577,602	15.8%
Total cruise operating expenses	1,323,619	70.3%	1,296,014	71.2%	2,605,809	68.7%	2,551,126	69.8%
Marketing, selling and administrative expenses	259,626	13.8%	247,571	13.6%	533,660	14.1%	512,172	14.0%
Depreciation and amortization expenses	186,184	9.9%	180,514	9.9%	375,548	9.9%	359,906	9.8%
Operating Income	113,338	6.0%	96,905	5.3%	278,970	7.4%	232,280	6.4%

Other income (expense):
Interest income	3,405	0.2%	4,972	0.3%	7,152	0.2%	11,318	0.3%
Interest expense, net of interest capitalized	(86,877)	(4.6)%	(89,106)	(4.9)%	(177,059)	(4.7)%	(181,772)	(5.0)%
Other expense	(5,119)	(0.3)%	(16,424)	(0.9)%	(8,090)	(0.2)%	(18,515)	(0.5)%
	(88,591)	(4.7)%	(100,558)	(5.5)%	(177,997)	(4.7)%	(188,969)	(5.2)%
Net Income (Loss)	$24,747	1.3%	$(3,653)	(0.2)%	$100,973	2.7%	$43,311	1.2%
Diluted Earnings (Loss) Per Share	$0.11		$(0.02)		$0.46		$0.20

Selected statistical information is shown in the following table:

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Passengers Carried	1,174,397	1,183,122	2,435,689	2,460,693
Passenger Cruise Days	8,485,968	8,514,124	17,330,559	17,197,327
APCD	8,238,182	8,180,898	16,666,292	16,480,698
Occupancy	103.0%	104.1%	104.0%	104.3%

Gross Yields and Net Yields were calculated as follows (in thousands, except APCD and Yields):

	Quarter Ended June 30,			Six Months Ended June 30,
	2013	2013 On a Constant Currency basis	2012	2013	2013 On a Constant Currency basis	2012
Passenger ticket revenues	$1,366,713	$1,373,476	$1,332,207	$2,760,491	$2,783,218	$2,684,445
Onboard and other revenues	516,054	515,807	488,797	1,033,496	1,035,640	971,039
Total revenues	1,882,767	1,889,283	1,821,004	3,793,987	3,818,858	3,655,484
Less:
Commissions, transportation and other	316,506	317,956	307,697	639,443	645,024	628,435
Onboard and other	140,710	140,440	130,981	262,197	261,811	238,576
Net revenues	$1,425,551	$1,430,887	$1,382,326	$2,892,347	$2,912,023	$2,788,473

APCD	8,238,182	8,238,182	8,180,898	16,666,292	16,666,292	16,480,698
Gross Yields	$228.54	$229.33	$222.59	$227.64	$229.14	$221.80
Net Yields	$173.04	$173.69	$168.97	$173.54	$174.73	$169.20

Gross Cruise Costs, Net Cruise Costs and Net Cruise Costs Excluding Fuel were calculated as follows (in thousands, except APCD and costs per APCD):

	Quarter Ended June 30,			Six Months Ended June 30,
	2013	2013 On a Constant Currency basis	2012	2013	2013 On a Constant Currency basis	2012
Total cruise operating expenses	$1,323,619	$1,325,896	$1,296,014	$2,605,809	$2,613,358	$2,551,126
Marketing, selling and administrative expenses	259,626	259,071	247,571	533,660	533,608	512,172
Gross Cruise Costs	1,583,245	1,584,967	1,543,585	3,139,469	3,146,966	3,063,298
Less:
Commissions, transportation and other	316,506	317,956	307,697	639,443	645,024	628,435
Onboard and other	140,710	140,440	130,981	262,197	261,811	238,576
Net Cruise Costs	$1,126,029	$1,126,571	$1,104,907	$2,237,829	$2,240,131	$2,196,287
Less:
Fuel	232,471	233,754	237,961	474,123	476,609	466,955
Net Cruise Costs Excluding Fuel	$893,558	$892,817	$866,946	$1,763,706	$1,763,522	$1,729,332

APCD	8,238,182	8,238,182	8,180,898	16,666,292	16,666,292	16,480,698
Gross Cruise Costs per APCD	$192.18	$192.39	$188.68	$188.37	$188.82	$185.87
Net Cruise Costs per APCD	$136.68	$136.75	$135.06	$134.27	$134.41	$133.26
Net Cruise Costs Excluding Fuel per APCD	$108.47	$108.38	$105.97	$105.82	$105.81	$104.93

Net Debt-to-Capital was calculated as follows (in thousands):

	As of
	June 30,	December 31,
	2013	2012
Long-term debt, net of current portion	$6,347,640	$6,970,464
Current portion of long-term debt	1,906,468	1,519,483
Total debt	8,254,108	8,489,947
Less: Cash and cash equivalents	205,174	194,855
Net Debt	$8,048,934	$8,295,092

Total shareholders’ equity	$8,366,259	$8,308,749
Total debt	8,254,108	8,489,947
Total debt and shareholders’ equity	16,620,367	16,798,696
Debt-to-Capital	49.7%	50.5%
Net Debt	8,048,934	8,295,092
Net Debt and shareholders’ equity	$16,415,193	$16,603,841
Net Debt-to-Capital	49.0%	50.0%

Outlook

The Company’s guidance for a Full Year 2013 Constant Currency Net Yields increase of approximately 3% (excluding the credit card rewards liability adjustment), is essentially unchanged from the midpoint of the Company’s prior guidance issued on April 25, 2013.  For the Third Quarter 2013, the Company’s Constant Currency Net Yields guidance of +1% to +2% anticipates yield accretion in all markets except for China (as a result of the island dispute between China and Japan) and Pullmantur Caribbean (as a result of the timing of the two-month accounting lag related to the transfer of the Monarch of the Seas).

Full Year 2013

	As Reported	Constant Currency
Net Yields	Approx. 2%	2% to 3%
Net Cruise Costs per APCD	1% to 2%	1% to 2%
Net Cruise Costs per APCD, excluding Fuel	1% to 2%	1% to 2%
Capacity Increase	1%
Depreciation and Amortization	$750 to $770 million
Interest Expense, net	$315 to $335 million
Fuel Consumption (metric tons)	1,346,000
Fuel Expenses	$923 million
Percent Hedged (fwd consumption)	60%
Impact of 10% change in fuel prices	$16 million
EPS	$2.20 to $2.30

Third Quarter 2013

	As Reported	Constant Currency
Net Yields	Approx. 1%	1% to 2%
Net Cruise Costs per APCD	Approx. 4%	3% to 4%
Net Cruise Costs per APCD, excluding Fuel	4% to 5%	Approx. 4%
Capacity Increase	1.8%
Depreciation and Amortization	$183 to $193 million
Interest Expense, net	$75 to $85 million
Fuel Consumption (metric tons)	329,000
Fuel Expenses	$219 million
Percent Hedged (fwd consumption)	56%
Impact of 10% change in fuel prices	$9 million
EPS	$1.60 to $1.70

We are in the early stages of a broad profitability improvement program. The initiatives are aimed at increasing revenues and reducing expenses with a goal of improving our returns on invested capital. While it is still early in the operating plan process, our objective is to generate yield improvements and at least flat Net Cruise Costs Excluding Fuel per APCD in 2014. Two of the planned initiatives relate to Pullmantur and to our international operations, as follows:

•                  Firstly, over the last few years, Pullmantur has systematically increased its emphasis on Latin America which now generates over 50% of its revenues. In recognition of this, Pullmantur will shortly be opening a head office in Latin America to place the operating management closer to its largest and fastest growing market and to help reduce overhead.

•                  Secondly, the broader organization has grown its international footprint meaningfully over the past several years and has now achieved significant scale in both global deployment and sourcing. As part of our profitability initiatives, we are working on opportunities to improve our global sales, marketing and general and administrative cost structure to further leverage economies of scale.

We expect to incur some restructuring charges during 2013 related to these actions.

Quarter Ended June 30, 2013 Compared to Quarter Ended June 30, 2012

In this section, references to 2013 refer to the quarter ended June 30, 2013 and references to 2012 refer to the quarter ended June 30, 2012.

Revenues

Total revenues for 2013 increased $61.8 million or 3.4% to $1.9 billion from $1.8 billion in 2012.  Approximately $55.5 million of the increase was attributable to an increase in per passenger revenues primarily in passenger ticket revenues and onboard spending.  The increase in passenger ticket revenues was primarily due to an increase in ticket prices and itinerary changes.  The increase in onboard spending was primarily related to an increase in gaming revenues, an increase in shore excursion revenues attributable to certain deployment initiatives particularly in Asia and Alaska and an increase in beverage revenues. The increase in onboard spending is also attributable to the addition of specialty restaurants and other onboard activities as a result of our ship revitalization projects.  The increase in total revenues was partially offset by an out-of-period adjustment of approximately $15.2 million to correct the calculation of our liability for our credit card rewards program.  In addition, the increase was partially offset by the unfavorable effect of changes in foreign currency exchange rates related to our revenue transactions denominated in currencies other than the United States dollar of approximately $6.5 million.

Approximately $12.8 million of the increase in total revenues was attributable to a 0.7% increase in capacity, primarily due to the addition of Celebrity Reflection which entered service in October 2012.  This increase in capacity was partially offset by the transfer of Monarch of the Seas to Pullmantur in April 2013.  As disclosed in Note 1. General, we consolidate the operating results of Pullmantur and CDF Croisières de France on a two-month lag, which resulted in a two month reduction of capacity on a consolidated basis compared to the same period in 2012.

Concession revenues included in onboard and other revenues was $72.0 million in 2013 compared to $67.1 million for the same period in 2012.  The increase in concession revenues was primarily due to an increase in spending on a per passenger basis.

Cruise Operating Expenses

Total cruise operating expenses of $1.3 billion in 2013 increased $27.6 million or 2.1% from 2012.  Approximately $20.8 million of this increase was primarily attributable to an increase in expenses associated with vessel maintenance, onboard and other expenses, and to a lesser extent an increase in crew expenses.  The increase in vessel maintenance was primarily due to an unscheduled drydock for Grandeur of the Seas as a result of an incident experienced onboard in May 2013.  The increase in onboard and other expenses was primarily due to increased expenses associated with shore excursions. The increase in crew expenses was attributable to an increase in crew movement expenses related to deployment changes.  In addition, $9.1 million of the increase was due to the 0.7% increase in capacity mentioned above.  The increase in total cruise operating expenses was partially offset by the favorable effect of changes in foreign currency exchange rates related to our cruise operating expenses denominated in currencies other than the United States dollar of approximately $2.3 million.

Marketing, Selling and Administrative Expenses

Marketing, selling and administrative expenses for 2013 increased $12.1 million or 4.9% to $259.6 million from $247.6 million for 2012.  The increase was primarily due to an increase in advertising expenses.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for 2013 increased $5.7 million or 3.1% to $186.2 million from $180.5 million for 2012.  The increase was primarily due to the addition of Celebrity Reflection which entered service in October 2012.  The increase was partially offset by the favorable effect of changes in estimated useful lives and associated residual values for five ships which occurred during the first quarter of 2013 of approximately $3.0 million.

Other Income (Expense)

Interest expense, net of interest capitalized, decreased to $86.9 million in 2013 from $89.1 million in 2012.  The decrease was primarily due to lower interest rates.

Other expense decreased $11.3 million or 68.8% to $5.1 million in 2013 compared to $16.4 million for the same period in 2012.  The change in other expense was primarily due to the following:

•                  No fuel call option gain or loss in 2013 due to their effective termination in 2012, compared to a $10.1 million loss recorded in 2012; and

•                  Income of $5.0 million from our equity method investment in 2013 as compared to income of $2.7 million in 2012, for a net change of $2.3 million.

Net Yields

Net Yields increased 2.4% in 2013 compared to 2012 primarily due to an increase in ticket revenues and onboard spending.  Net Yields increased 2.8% in 2013 compared to 2012 on a Constant Currency basis.

Net Cruise Costs

Net Cruise Costs increased 1.9% in 2013 compared to 2012 primarily due to the increase in advertising expenses, vessel maintenance and crew expenses noted above.  Net Cruise Costs per APCD increased 1.2% in 2013 compared to 2012.  Net Cruise Costs per APCD increased 1.3% in 2013 compared to 2012 on a Constant Currency basis.  Net Cruise Costs Excluding Fuel per APCD increased 2.4% in 2013 compared to 2012.  Net Cruise Costs Excluding Fuel per APCD increased 2.3% in 2013 compared to 2012 on a Constant Currency basis.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

In this section, references to 2013 refer to the six months ended June 30, 2013 and references to 2012 refer to the six months ended June 30, 2012.

Revenues

Total revenues for 2013 increased $138.5 million or 3.8% to $3.8 billion from $3.7 billion in 2012.  Approximately $122.2 million of the increase was attributable to an increase in per passenger revenues primarily in passenger ticket revenues, onboard spending and air revenues.  The increase in passenger ticket revenues and air revenues was primarily due to an increase in ticket prices and itinerary changes.  The increase in onboard spending was primarily related to an increase in shore excursion revenues attributable to certain deployment initiatives particularly in Asia.  The increase in onboard spending is also attributable to the addition of other onboard activities and specialty restaurants as a result of our ship revitalization projects and other revenue enhancing initiatives.  The increase in total revenues was partially offset by an out-of-period adjustment of approximately $13.9 million to correct the calculation of our liability for our credit card rewards program.  In addition, the increase was partially offset by the unfavorable effect of changes in foreign currency exchange rates related to our revenue transactions denominated in currencies other than the United States dollar of approximately $24.9 million.

Approximately $41.2 million of the increase in total revenues was attributable to a 1.1% increase in capacity, primarily due to the addition of Celebrity Reflection which entered service in October 2012.  The increase in capacity was partially offset by the transfer of Ocean Dream to an unrelated third party in April 2012 as part of a six year bareboat charter agreement and the transfer of Monarch of the Seas to Pullmantur in April 2013.  As disclosed in Note 1. General, we consolidate the operating results of Pullmantur and CDF Croisières de France on a two-month lag, which resulted in a two month reduction of capacity on a consolidated basis compared to the same period in 2012.

Concession revenues included in onboard and other revenues was $151.7 million in 2013 compared to $140.4 million for the same period in 2012.  The increase in concession revenues was primarily due to an increase in spending on a per passenger basis.

Cruise Operating Expenses

Total cruise operating expenses of $2.6 billion in 2013 increased $54.7 million or 2.1% from 2012.  Approximately $33.5 million of the increase was attributable to an increase in air expense on a per passenger basis and onboard and other expenses.  The increase in air expense was primarily due to itinerary changes.  The increase in onboard and other expenses was primarily due to increased expenses associated with shore excursions.  In addition, $28.7 million of this increase was attributable to the 1.1%

increase in capacity mentioned above.  The increase in total cruise operating expenses was partially offset by the favorable effect of changes in foreign currency exchange rates related to our cruise operating expenses denominated in currencies other than the United States dollar of approximately $7.5 million.

Marketing, Selling and Administrative Expenses

Marketing, selling and administrative expenses for 2013 increased $21.5 million or 4.2% to $533.7 million from $512.2 million for 2012.  The increase was primarily due to an increase in advertising expenses.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for 2013 increased $15.6 million or 4.3% to $375.5 million from $360.0 million for 2012.  The increase was primarily due to the addition of Celebrity Reflection which entered service in October 2012 and, to a lesser extent, new shipboard and shoreside additions associated with our ship revitalization projects and investments in technology.  The increase was partially offset by the favorable effect of changes in estimated useful lives and associated residual values for five ships which occurred during the first quarter of 2013 of approximately $3.9 million.

Other Income (Expense)

Interest expense, net of interest capitalized, decreased to $177.1 million in 2013 from $181.8 million in 2012.  The decrease was primarily due to lower interest rates.

Other expense decreased $10.4 million or 56.3% to $8.1 million in 2013 compared to $18.5 million for the same period in 2012.  The change in other expense was primarily due to the following:

•                  No fuel call option gain or loss in 2013 due to their effective termination in 2012, compared to a $7.5 million loss recorded in 2012; and

•                  Income of $7.3 million from our equity method investment in 2013 as compared to income of $3.1 million in 2012, for a net change of $4.2 million.

Net Yields

Net Yields increased 2.6% in 2013 compared to 2012 primarily due to an increase in ticket revenues, air revenues and onboard spending.  Net Yields increased 3.3% in 2013 compared to 2012 on a Constant Currency basis.

Net Cruise Costs

Net Cruise Costs increased 1.9% in 2013 compared to 2012 primarily due to the increase in advertising expenses. Net Cruise Costs per APCD increased 0.8% in 2013 compared to 2012.  Net Cruise Costs Excluding Fuel per APCD increased 0.9% in 2013 compared to 2012.  Net Cruise Costs per APCD increased 0.9% compared to 2012 on a Constant Currency basis. Net Cruise Costs Excluding Fuel per APCD increased 0.8% in 2013 compared to 2012 on a Constant Currency basis.

Recently Adopted, and Future Application of, Accounting Standards

Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements for further information on Recently Adopted Accounting Standards and Recent Accounting Pronouncements.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash flow generated from operations provides us with a significant source of liquidity. Net cash provided by operating activities increased $89.3 million to $672.8 million for the first six months of 2013 compared to $583.5 million for the same period in 2012. The change in cash provided by operating activities was primarily attributable to a $229.8 million increase in cash receipts from customer deposits and an increase of approximately $46.2 million in cash receipts from onboard spending, partially offset by the timing of payments to vendors in 2013 as compared to 2012.

Net cash used in investing activities was $444.9 million for the first six months of 2013 compared to $313.2 million for the same period in 2012. During the first six months of 2013, our use of cash was primarily related to capital expenditures of $396.1 million, up from $322.8 million for the same period in 2012. We also provided equity contributions to an unconsolidated affiliate of $35.8 million during 2013 that did not occur in 2012. In addition, during 2013 we paid $25.8 million on settlements on our foreign currency forward contracts, compared to proceeds of $4.6 million during 2012.

Net cash used in financing activities was $217.8 million for the first six months of 2013 compared to $315.1 million for the same period in 2012. This change was primarily due to an increase of $1.2 billion in debt proceeds offset by an increase of $1.1 billion in repayments of debt. The increase in debt proceeds was primarily due to borrowings of $1.0 billion on our revolving credit facilities during the first six months of 2013 as compared to $345.0 million in the same period in 2012. In addition, we borrowed €365.0 million, or approximately $474.5 million based on the exchange rate at June 30, 2013, under a previously committed unsecured term loan facility, during the first six months of 2013 that did not occur in 2012. The increase in repayments of debt were primarily due to a repayment of $550.0 million in unsecured senior notes in the first six months of 2013 that did not occur in 2012 and an increase of $545.0 million in repayments on our unsecured revolving credit facilities.

Future Capital Commitments

Our future capital commitments consist primarily of new ship orders.  As of June 30, 2013, we had three Quantum-class ships and one Oasis-class ship on order for our Royal Caribbean International brand with an aggregate capacity of approximately 17,850 berths.

As of June 30, 2013, the aggregate cost of our ships on order, including the conditional agreement for the third Quantum-class ship, was approximately $4.5 billion, of which we had deposited $288.8 million as of such date.  Approximately 56.4% of the aggregate cost was exposed to fluctuations in the euro exchange rate at June 30, 2013.  (See Note 7. Commitments and Contingencies and Note 10. Fair Value Measurements and Derivative Instruments to our consolidated financial statements under Item 1. Financial Statements).

As of June 30, 2013, we anticipated overall capital expenditures will be approximately $0.7 billion for 2013, $1.2 billion for 2014, $1.2 billion for 2015 and $2.0 billion for 2016.

Contractual Obligations

As of June 30, 2013, our contractual obligations were as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Operating Activities:
Operating lease obligations(1)(2)	$592,436	$62,890	$112,681	$101,035	$315,830
Interest on long-term debt(3)	1,154,983	251,170	342,336	184,299	377,178
Other(4)	731,007	198,439	254,651	181,480	96,437
Investing Activities:
Ship purchase obligations(5)	3,595,238	230,570	3,364,668	—	—
Financing Activities:
Long-term debt obligations (6)	8,202,573	1,899,214	2,263,907	1,906,302	2,133,150
Capital lease obligations (7)	51,535	7,254	8,964	5,474	29,843
Other (8)	83,103	29,306	39,709	11,329	2,759
Total	$14,410,875	$2,678,843	$6,386,916	$2,389,919	$2,955,197

(1)         We are obligated under noncancelable operating leases primarily for a ship, offices, warehouses and motor vehicles.

(2)         Under the Brilliance of the Seas lease agreement, we may be required to make a termination payment of approximately £65.4 million, or approximately $99.2 million based on the exchange rate at June 30, 2013, if the lease is canceled in 2020.  This amount is included in the more than 5 years column.

(3)         Long-term debt obligations mature at various dates through fiscal year 2027 and bear interest at fixed and variable rates. Interest on variable-rate debt is calculated based on forecasted debt balances, including interest swapped using the applicable rate at June 30, 2013.  Debt denominated in other currencies is calculated based on the applicable exchange rate at June 30, 2013.

(4)         Amounts represent future commitments with remaining terms in excess of one year to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts.

(5)         Amounts represent contractual obligations with initial terms in excess of one year.  Amounts include the conditional agreement for our third Quantum-class ship.

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

Off-Balance Sheet Arrangements

In July 2002, we entered into an operating lease denominated in British pound sterling for the Brilliance of the Seas.  The lease payments vary based on sterling LIBOR and are included in other operating expenses in our consolidated statements of comprehensive income (loss). Brilliance of the Seas lease expense amounts were approximately £3.1 million and £4.1 million, or approximately $4.8 million and $6.5 million, for the quarter ended June 30, 2013 and June 30, 2012, respectively, and were approximately £6.1 million and £8.1 million, or approximately $9.3 million and $12.8 million for the six months ended June 30, 2013 and June 30, 2012, respectively.  The lease has a contractual life of 25 years; however, both the lessor and we have certain rights to cancel the lease at year 18 (i.e. 2020) upon advance notice given approximately one year prior to cancellation.  In the event of early termination at year 18, we have the option to cause the sale of the vessel at its fair value and to use the proceeds towards the applicable termination payment.  Alternatively, we could opt at such time to make a termination payment of approximately £65.4 million, or approximately $99.2 million based on the exchange rate at June 30, 2013 and relinquish our right to cause the sale of the vessel.  Under current circumstances we do not believe early termination of this lease is probable.

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

In connection with the sale of Celebrity Mercury in February 2011, we and TUI AG each guaranteed repayment of 50% of an €180.0 million 5-year amortizing bank loan provided to TUI Cruises.  As of June 30, 2013, €144.0 million, or approximately $187.2 million based on the exchange rate at June 30, 2013, remains outstanding.  Based on current facts and circumstances, we do not believe potential obligations under this guarantee are probable.

TUI Cruises entered into construction agreements with STX Finland that include certain restrictions on each of our and TUI AG’s ability to reduce our current ownership interest in TUI Cruises below 37.5% through the construction periods for the first and second TUI newbuild vessels.  In addition, the credit agreements for the financing of the ships extend this restriction through 2019.

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

We had a working capital deficit of $3.8 billion as of June 30, 2013 as compared to a working capital deficit of $3.2 billion as of December 31, 2012.  Included within our working capital deficit is $1.9 billion and $1.5 billion of current portion of long-term debt as of June 30, 2013 and December 31, 2012, respectively.  The increase in working capital deficit was due to the increase in current maturities of long-term debt.  Similar to others in our industry, we operate with a substantial working capital deficit.  This deficit is mainly attributable to the fact that, under our business model, a vast majority of our passenger ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts remain a current liability until the sailing date. The cash generated from these advance receipts is used interchangeably with cash on hand from other sources, such as our revolving credit facilities and other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future sailing or otherwise, pay down our revolving credit facilities, invest in long term investments or any other use of cash. In addition, we have a relatively low-level of accounts receivable and rapid turnover results in a limited investment in inventories.  We generate substantial cash flows from operations and our business model, along with our unsecured revolving credit facilities, has historically allowed us to maintain this working capital deficit and still meet our operating, investing and financing needs. We expect that we will continue to have working capital deficits in the future.

As of June 30, 2013, we have approximately $8.3 billion in long-term debt obligations, of which approximately $1.9 billion is due through June 30, 2014.  Also, we have approximately $772.4 million in contractual obligations, other than long-term debt, due through June 30, 2014.  We expect to fund these obligations through our existing liquidity, future financing arrangements and cash flows from operations.  As of June 30, 2013, our liquidity was $1.5 billion, consisting of approximately $205.2 million in cash and cash equivalents and $1.3 billion available under our unsecured credit facilities.  During 2013, it is likely we will secure additional liquidity in the capital and/or credit markets as part of our refinancing strategy for our remaining 2013 and 2014 maturities.  In addition, we may elect to fund our contractual obligations through other means if opportunities arise.

As of June 30, 2013, we have on order three Quantum-class ships and one Oasis-class ship.  The first and second Quantum-class ships and the Oasis-class ship have committed unsecured bank financing arrangements which include sovereign financing guarantees. We anticipate obtaining financing commitments for the third Quantum-class ship during the third quarter of 2013.

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

Debt Covenants

Certain of our financing agreements contain covenants that require us, among other things, to maintain minimum net worth of at least $5.7 billion, a fixed charge coverage ratio of at least 1.25x and limit our net debt-to-capital ratio to no more than 62.5%.  The fixed charge coverage ratio is calculated by dividing net cash from operations for the past four quarters by the sum of dividend payments plus scheduled principal debt payments in excess of any new financings for the past four quarters.  Our minimum net worth and maximum net debt-to-capital calculations exclude the impact of accumulated other comprehensive loss on total shareholders’ equity. We are well in excess of all debt covenant requirements as of June 30, 2013.  The specific covenants and related definitions can be found in the applicable debt agreements, the majority of which have been previously filed with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

During the second quarter of 2013, we entered into interest rate swap agreements that effectively changed the interest rate on the $650.0 million unsecured senior notes due 2022, from a fixed rate of 5.25% to a LIBOR-based floating rate equal to LIBOR plus 3.63%, currently approximately 3.91%.  These interest rate swap agreements are accounted for as fair value hedges.

The notional amount of interest rate swap agreements related to outstanding debt and on our current unfunded financing arrangements as of June 30, 2013 and December 31, 2012 was $3.0 billion and $2.4 billion, respectively.

Foreign Currency Exchange Rate Risk

During the second quarter of 2013, we entered into foreign currency forward contracts to hedge €365.0 million of our €745.0 million 5.625% unsecured senior notes due January 2014. These foreign currency forward contracts are accounted for as cash flow hedges and mature in January 2014.

The notional amount of outstanding foreign exchange contracts including our forward contracts, cross currency swap agreements and collar options as of June 30, 2013 and December 31, 2012 was $1.6 billion and $1.2 billion, respectively.

Other than the aforementioned changes, there have been no significant developments or material changes with respect to our exposure to market risks previously reported in our Annual Report on Form 10-K for the year ended December 31, 2012.  For a further discussion of our market risks, refer to Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chairman and Chief Executive Officer and Senior Vice President, Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report.  Based upon such evaluation, our Chairman and Chief Executive Officer and Senior Vice President, Chief Financial Officer concluded that those controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chairman and Chief Executive Officer and our Senior Vice President, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2012, a consolidated amended complaint was filed in the U.S. District Court of the Southern District of Florida on behalf of a purported class of purchasers of our common stock during the period from October 26, 2010 through July 27, 2011 against the Company and certain of our current and former officers.  The complaint alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 as well as, in the case of the individual defendants, the control person provisions of the Securities Exchange Act.  We filed a motion to dismiss the complaint for failure to state a claim on April 9, 2012.  On April 18, 2013, the district judge granted our motion and ordered the case dismissed with prejudice.  Plaintiffs have the right to file a notice to appeal within thirty days from the date an appealable order is entered.

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2012, a class action complaint was filed in June 2011 against Royal Caribbean Cruises Ltd. in the United States District Court for the Southern District of Florida on behalf of a purported class of stateroom attendants employed onboard Royal Caribbean International cruise vessels alleging that they were required to pay other crew members to help with their duties in violation of the U.S. Seaman’s Wage Act.  In May 2012, the Court granted our motion to dismiss the complaint on the basis that the applicable collective bargaining agreement requires any such claims to be arbitrated. Plaintiffs have appealed this decision to the United States Court of Appeals, 11th Circuit. We believe the appeal is without merit as are the underlying claims made against us and we intend to vigorously defend ourselves against them.

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

Item 6. Exhibits

10.1

Facility Agreement, dated as of July 9, 2013, between Royal Caribbean Cruises Ltd., as the Borrower, the Lenders from time to time party thereto, Société Générale, as Facility Agent and Mandated Lead Arranger, BNP Paribas, as Documentation Bank and Mandated Lead Arranger, and HSBC France, as Mandated Lead Arranger (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2013).

10.2	Employment Agreement dated May 20, 2013 between Royal Caribbean Cruises Ltd. and Jason T. Liberty. *

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of the Senior Vice President, Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1

Certifications of the Chairman and Chief Executive Officer and the Senior Vice President, Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code**

*	Filed herewith
**	Furnished herewith

Interactive Data File

101

The following financial statements from Royal Caribbean Cruises Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, as filed with the SEC on July 26, 2013, formatted in XBRL, as follows:

	(i)	the Consolidated Statements of Comprehensive Income (Loss) for the quarter ended June 30, 2013 and 2012;
	(ii)	the Consolidated Statements of Comprehensive Income (Loss) for the six months ended June 30, 2013 and 2012;
	(iii)	the Consolidated Balance Sheets at June 30, 2013 and December 31, 2012;
	(iv)	the Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; and
	(v)	the Notes to the Consolidated Financial Statements, tagged in summary and detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL CARIBBEAN CRUISES LTD.
(Registrant)

/s/ JASON T. LIBERTY
Jason T. Liberty
Senior Vice President,
Chief Financial Officer
Date: July 26, 2013	(Principal Financial Officer and duly authorized signatory)