Form 10-Q
period 2013-09-30
ROYAL CARIBBEAN CRUISES LTD
filed 2013-10-24
CIK 884887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

There were 219,938,511 shares of common stock outstanding as of October 17, 2013.

ROYAL CARIBBEAN CRUISES LTD.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited; in thousands, except per share data)

	Quarter Ended
	September 30,
	2013	2012
Passenger ticket revenues	$1,672,051	$1,635,033
Onboard and other revenues	639,698	591,357
Total revenues	2,311,749	2,226,390

Cruise operating expenses:
Commissions, transportation and other	378,291	366,100
Onboard and other	178,269	166,356
Payroll and related	213,860	201,644
Food	119,104	111,315
Fuel	215,686	213,434
Other operating	311,591	289,476
Total cruise operating expenses	1,416,801	1,348,325
Marketing, selling and administrative expenses	249,954	243,877
Depreciation and amortization expenses	188,541	182,051
Restructuring and related charges	12,244	—
Operating Income	444,209	452,137

Other income (expense):
Interest income	3,299	4,744
Interest expense, net of interest capitalized	(79,654)	(84,977)
Extinguishment of unsecured senior notes	(4,206)	(7,485)
Other income	2,053	3,360
	(78,508)	(84,358)
Net Income	$365,701	$367,779

Earnings per Share:
Basic	$1.66	$1.69
Diluted	$1.65	$1.68

Weighted-Average Shares Outstanding:
Basic	219,744	217,940
Diluted	221,004	219,296

Comprehensive Income (Loss)
Net Income	$365,701	$367,779
Other comprehensive income (loss):
Foreign currency translation adjustments	6,164	1,331
Change in defined benefit plans	5,423	—
Gain on cash flow derivative hedges	61,573	81,322
Total other comprehensive income	73,160	82,653

Comprehensive Income	$438,861	$450,432

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited; in thousands, except per share data)

	Nine Months Ended
	September 30,
	2013	2012
Passenger ticket revenues	$4,432,542	$4,319,478
Onboard and other revenues	1,673,194	1,562,396
Total revenues	6,105,736	5,881,874

Cruise operating expenses:
Commissions, transportation and other	1,017,734	994,535
Onboard and other	440,466	404,932
Payroll and related	632,758	618,277
Food	351,117	334,240
Fuel	689,809	680,389
Other operating	890,726	867,078
Total cruise operating expenses	4,022,610	3,899,451
Marketing, selling and administrative expenses	781,936	756,049
Depreciation and amortization expenses	564,089	541,957
Restructuring and related charges	13,922	—
Operating Income	723,179	684,417

Other income (expense):
Interest income	10,451	16,062
Interest expense, net of interest capitalized	(256,713)	(266,749)
Extinguishment of unsecured senior notes	(4,206)	(7,485)
Other expense	(6,037)	(15,155)
	(256,505)	(273,327)
Net Income	$466,674	$411,090

Earnings per Share:
Basic	$2.13	$1.89
Diluted	$2.11	$1.87

Weighted-Average Shares Outstanding:
Basic	219,450	217,797
Diluted	220,744	219,263

Comprehensive Income (Loss)
Net Income	$466,674	$411,090
Other comprehensive income (loss):
Foreign currency translation adjustments	369	(7,690)
Change in defined benefit plans	10,716	—
Gain (loss) on cash flow derivative hedges	56,515	(59,460)
Total other comprehensive income (loss)	67,600	(67,150)

Comprehensive Income	$534,274	$343,940

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of
	September 30,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$209,567	$194,855
Trade and other receivables, net	342,021	281,421
Inventories	160,225	146,295
Prepaid expenses and other assets	258,567	207,662
Derivative financial instruments	48,295	57,827
Total current assets	1,018,675	888,060
Property and equipment, net	17,494,039	17,451,034
Goodwill	436,647	432,975
Other assets	1,136,884	1,055,861
	$20,086,245	$19,827,930

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$1,942,849	$1,519,483
Accounts payable	396,482	351,587
Accrued interest	120,585	106,366
Accrued expenses and other liabilities	623,664	541,722
Customer deposits	1,760,985	1,546,993
Total current liabilities	4,844,565	4,066,151
Long-term debt	5,980,912	6,970,464
Other long-term liabilities	498,684	482,566

Commitments and contingencies (Note 7)

Shareholders’ equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 230,223,320 and 229,080,109 shares issued, September 30, 2013 and December 31, 2012, respectively)	2,302	2,291
Paid-in capital	3,137,112	3,109,887
Retained earnings	6,103,290	5,744,791
Accumulated other comprehensive loss	(66,916)	(134,516)
Treasury stock (10,308,683 common shares at cost, September 30, 2013 and December 31, 2012)	(413,704)	(413,704)
Total shareholders’ equity	8,762,084	8,308,749
	$20,086,245	$19,827,930

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended
	September 30,
	2013	2012
Operating Activities
Net income	$466,674	$411,090
Adjustments:
Depreciation and amortization	564,089	541,957
Loss (gain) on derivative instruments not designated as hedges	8,634	(3,052)
Loss on extinguishment of unsecured senior notes	4,206	7,485
Changes in operating assets and liabilities:
Decrease in trade and other receivables, net	14,278	42,484
(Increase) decrease in inventories	(13,541)	423
Increase in prepaid expenses and other assets	(28,363)	(39,410)
Increase in accounts payable	43,415	46,836
Increase (decrease) in accrued interest	14,219	(2,305)
Increase in accrued expenses and other liabilities	29,496	11,688
Increase in customer deposits	131,237	80,993
Cash received on settlement of derivative financial instruments	—	69,684
Other, net	(4,240)	4,383
Net cash provided by operating activities	1,230,104	1,172,256

Investing Activities
Purchases of property and equipment	(534,046)	(429,309)
Cash (paid) received on settlement of derivative financial instruments	(8,451)	19,058
Investments in unconsolidated affiliates	(60,426)	—
Cash payments received on loan to unconsolidated affiliate	23,372	23,512
Proceeds from sale of ship	—	9,811
Other, net	1,147	(6,395)
Net cash used in investing activities	(578,404)	(383,323)

Financing Activities
Debt proceeds	1,519,464	915,000
Debt issuance costs	(51,720)	(48,190)
Repayments of debt	(2,065,965)	(1,607,919)
Dividends paid	(54,159)	(65,293)
Proceeds from exercise of common stock options	13,626	3,703
Other, net	1,140	1,228
Net cash used in financing activities	(637,614)	(801,471)

Effect of exchange rate changes on cash	626	(8,411)

Net increase (decrease) in cash and cash equivalents	14,712	(20,949)
Cash and cash equivalents at beginning of period	194,855	262,186
Cash and cash equivalents at end of period	$209,567	$241,237

Supplemental Disclosure
Cash paid during the period for:
Interest, net of amount capitalized	$232,769	$242,680
Non cash Investing Activities
Purchase of property and equipment through asset trade in	$46,375	$—

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

All significant intercompany accounts and transactions are eliminated in consolidation. We consolidate entities over which we have control, usually evidenced by a direct ownership interest of greater than 50%, and variable interest entities where we are determined to be the primary beneficiary. See Note 6. Goodwill and Other Assets for further information regarding our variable interest entities. For affiliates we do not control but over which we have significant influence on financial and operating policies, usually evidenced by a direct ownership interest from 20% to 50%, the investment is accounted for using the equity method.  We consolidate the operating results of Pullmantur and CDF Croisières de France on a two-month lag to allow for more timely preparation of our consolidated financial statements. No material events or transactions affecting Pullmantur or CDF Croisières de France have occurred during the two-month lag period of August and September 2013 that would require disclosure or adjustment to our consolidated financial statements as of and for the quarter ended September 30, 2013.

We believe the accompanying unaudited consolidated financial statements contain all normal recurring accruals necessary for a fair statement.  Our revenues are seasonal and results for interim periods are not necessarily indicative of results for the entire year.

Note 2. Summary of Significant Accounting Policies

Property and Equipment

During the first quarter of 2013, we performed a review of the estimated useful lives and associated residual values of ships in our fleet approaching the last third of their estimated useful lives.  As a result, effective January 1, 2013, we revised the estimated useful lives of five ships from 30 years with a 15% associated residual value, to 35 years with a 10% associated residual value.  The change in the estimated useful lives and associated residual value was accounted for prospectively as a change in accounting estimate.  The 35-year useful life with a 10% associated residual value is based on revised estimates of the weighted-average useful life of all major ship components for these ships.  The change in estimate is consistent with our recent investments in and future plans to continue to invest in the revitalization of these ships and the use of certain ship components longer than originally estimated. The change allows us to better match depreciation expense with the periods these assets are expected to be in use.  For the third quarter of 2013, this change increased operating income and net income by $3.4 million and increased earnings per share by $0.02 per share on a basic and diluted basis.  For the nine months ended September 30, 2013, this change increased operating income and net income by $7.2 million and increased earnings per share by $0.03 per share on a basic and diluted basis.  For the full year 2013, this change is estimated to increase operating income and net income by approximately $11.0 million and earnings per share by $0.05 per share on a basic and diluted basis.  For further information on our significant accounting policies, refer to Note 2. Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2012.

Recently Adopted Accounting Standards

In January 2013, we adopted authoritative guidance regarding the periodic impairment testing of indefinite-lived intangible assets.  The new guidance allows an entity to assess qualitative factors to determine if it is more-likely-than-not that indefinite-lived intangible assets might be impaired and, based on this assessment, to determine whether it is necessary to perform the quantitative impairment tests.  The adoption of this guidance did not have an impact on our consolidated financial statements.

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

In July 2013, we adopted authoritative guidance regarding the inclusion of the Fed Funds Effective Swap Rate, or Overnight Index Swap rate (“OIS”), as a benchmark interest rate for hedge accounting purposes. The new guidance permits the use of the OIS to be included as an acceptable U.S. benchmark and removes the restriction on using different benchmark rates for similar hedges. The guidance is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after

July 17, 2013.  The adoption of this guidance did not have an impact on our consolidated financial statements.

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

Reclassifications

For the nine months ended September 30, 2012, $8.7 million has been reclassified in the consolidated statements of cash flows from other, net to loss (gain) on derivative instruments not designated as hedges within net cash flows provided by operating activities in order to conform to the current year presentation.

Other

Revenues and expenses include port costs that vary with guest head counts.  The amounts of such port costs included in passenger ticket revenues on a gross basis were $135.8 million and $128.8 million for the third quarters of 2013 and 2012, respectively, and $368.5 million and $345.7 million for the nine months ended September 30, 2013 and 2012, respectively.

Note 3. Earnings Per Share

A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income for basic and diluted earnings per share	$365,701	$367,779	$466,674	$411,090

Weighted-average common shares outstanding	219,744	217,940	219,450	217,797
Dilutive effect of stock options, performance share awards and restricted stock awards	1,260	1,356	1,294	1,466
Diluted weighted-average shares outstanding	221,004	219,296	220,744	219,263

Basic earnings per share	$1.66	$1.69	$2.13	$1.89
Diluted earnings per share	$1.65	$1.68	$2.11	$1.87

Diluted earnings per share for the quarter and nine months ended September 30, 2013 did not reflect options to purchase an aggregate of 2.2 million shares because the effect of including them would have been antidilutive.  Diluted earnings per share for the quarter and nine months ended September 30, 2012 did not reflect options to purchase an aggregate of 3.3 million shares because the effect of including them would have been antidilutive.

Note 4. Long-Term Debt

In June 2013, we borrowed €365.0 million, or approximately $494.1 million based on the exchange rate at September 30, 2013, under a previously committed unsecured term loan facility.  The loan is due and payable at maturity in July 2017.  Interest on the loan accrues at a floating rate based on EURIBOR plus the applicable margin.  The applicable margin varies with our debt rating and was 3.0% as of September 30, 2013.  The proceeds of this loan were used to repay amounts outstanding under our unsecured revolving credit facilities.

In August 2013, we amended and restated our $525.0 million unsecured revolving credit facility due November 2014.  The amendment increased capacity under this facility to $850.0 million, reduced the applicable margin and fees and extended the termination date to August 2018.  Interest on the amended facility accrues at a floating rate based on LIBOR plus the applicable margin.  The applicable margin varies with our debt rating and was 1.75% as of September 30, 2013.  In addition, we are subject to a facility fee which varies with our debt rating and was 0.37% as of September 30, 2013.  Under the amended facility, we have the ability to increase the capacity of the facility by an additional $300.0 million from time to time subject to the receipt of additional or increased lender commitments.  In addition, we increased the capacity of our unsecured revolving credit facility due July 2016 by $20.0 million in March 2013, bringing our total capacity under this facility to $1.1 billion.  Accordingly, as of September 30, 2013, we have an aggregate revolving borrowing capacity of $2.0 billion.

In August 2013, we entered into a credit agreement which provides an unsecured term loan facility in an amount up to $380.0 million.  We have the ability to draw on this facility at anytime on or prior to January 20, 2014.  As of the date of this filing, we have not drawn on this facility.  All amounts borrowed under the facility will be due and payable at maturity in August 2018.  Interest on the loan accrues at a floating rate based on LIBOR plus the applicable margin.  The applicable margin varies with our debt rating and would have been 2.12% as of September 30, 2013.  In addition, we are subject to a commitment fee of 0.37% per annum of the undrawn amount.

We anticipate the proceeds from the agreements noted above will be used primarily as part of our refinancing strategy for our remaining maturities in 2013 and 2014.

In September 2013, we repurchased $21.0 million of our 11.875% unsecured senior notes due 2015. Total consideration paid in connection with the repurchase, including premium and related fees and expenses, was $24.9 million resulting in a loss on the early extinguishment of debt of approximately $4.2 million which was immediately recognized in earnings.

In July 2013, we entered into a credit agreement for the financing of the third Oasis-class ship, which is scheduled for delivery in the second quarter of 2016.  The credit agreement makes available to us an unsecured term loan in an amount of €892.2 million, or approximately $1.2 billion, based on the exchange rate at September 30, 2013.  Compagnie Francaise d’Assurance pour le Commerce Extérieur (“COFACE”), the official export credit agency of France, has agreed to guarantee to the lenders payment of 100% of the financing.  The loan amortizes semi-annually and will mature 12 years following delivery of the ship.  Interest on the loan will accrue at our election at either a fixed rate of 2.6% or a floating rate at EURIBOR plus a margin of 1.15%.

Note 5.  Property and Equipment

In March 2013, our conditional agreement with STX France S.A. to build the third Oasis-class ship for Royal Caribbean International became effective.  Refer to Note 7. Commitments and Contingencies for further information.  Pullmantur’s Atlantic Star, which has been out of operation since 2009, was transferred in the first quarter of 2013 to an affiliate of STX France S.A. as part of the consideration for the third Oasis-class ship.  The Atlantic Star was transferred at carrying value, which approximated its fair value on the date of its transfer.  The transfer did not result in a gain or a loss.

Note 6. Goodwill and Other Assets

During the fourth quarter of 2012, we performed the annual impairment evaluation of our goodwill and trademarks and trade names and we recognized total impairment related charges of $413.9 million associated with our Pullmantur brand.  As of September 30, 2013, the carrying amounts of goodwill and trademarks and trade names attributable to our Pullmantur reporting unit were $149.4 million and $210.4 million, respectively.  Pullmantur is a brand targeted primarily at the Spanish, Portuguese and Latin American markets.  The persistent economic instability in these markets has created significant uncertainties in forecasting operating results and future cash flows used in our impairment analyses.  We continue to monitor economic events in these markets for their potential impact on Pullmantur’s business and valuation. However, based on our most recent projections we do not believe an interim impairment evaluation of Pullmantur’s goodwill or trademarks and trade names is warranted as of September 30, 2013.

If there are material changes to the projected future cash flows used in the impairment analyses, especially in Net Yields, an additional impairment charge with respect to the Pullmantur reporting unit’s goodwill and trademarks and trade names may be required.  We will evaluate these intangible assets for potential impairment during our annual impairment test scheduled for the fourth quarter of 2013.

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

We have determined that Grand Bahama Shipyard Ltd. (“Grand Bahama”), a ship repair and maintenance facility in which we have a 40% noncontrolling interest, is a VIE. The facility serves cruise and cargo ships, oil and gas tankers, and offshore units.  We utilize this facility, among other ship repair facilities, for our regularly scheduled drydocks and certain emergency repairs as may be required.  We have determined that we are not the primary beneficiary of this facility, as we do not have the power to direct the activities that most significantly impact the facility’s economic performance. Accordingly, we do not consolidate this entity and we account for this investment under the equity method of accounting. As of September 30, 2013 and December 31, 2012, the net book value of our investment in Grand Bahama, including equity and loans, was approximately $58.9 million and $59.3 million, respectively, which is also our maximum exposure to loss as we are not contractually required to provide any financial or other support to the facility. The majority of our loans to Grand Bahama are in non-accrual status and the majority of this amount is included within other assets in our consolidated balance sheets. During the first nine months of 2013, we received approximately $3.3 million in principal and interest payments related to loans that are in accrual status from Grand Bahama and recorded income associated with our investment in Grand Bahama.  We monitor credit risk associated with these loans through our participation on Grand Bahama’s board of directors along with our review of Grand Bahama’s financial statements and projected cash flows.  Based on this review, we believe the risk of loss associated with these loans was not probable as of September 30, 2013.

In conjunction with our acquisition of Pullmantur in 2006, we obtained a 49% noncontrolling interest in Pullmantur Air, S.A. (“Pullmantur Air”), a small air business that operates four aircraft in support of Pullmantur’s operations. We have determined Pullmantur Air is a VIE for which we are the primary beneficiary as we have the power to direct the activities that most significantly impact its economic performance and we are obligated to absorb its losses. In accordance with authoritative guidance, we have consolidated the assets and liabilities of Pullmantur Air.  We do not separately disclose the assets and liabilities of Pullmantur Air as they are immaterial to our September 30, 2013 and December 31, 2012 consolidated financial statements.

We have determined that TUI Cruises GmbH, our 50%-owned joint venture, which operates the brand TUI Cruises, is a VIE. As of September 30, 2013 and December 31, 2012, our investment in TUI Cruises, including equity and loans, was approximately $344.4 million and $287.0 million, respectively, and the majority of this amount was included within other assets in our consolidated balance sheets.  In addition, we and TUI AG, our joint venture partner, have each guaranteed the repayment of 50% of an €180.0 million bank loan provided to TUI Cruises and due in 2016 (refer to further details below).  Our investment amount and the potential obligations under this guarantee are substantially our maximum exposure to loss.  We have determined that we are not the primary beneficiary of TUI Cruises.  We believe that the power to direct the activities that most significantly impact TUI Cruises’ economic performance are shared between ourselves and TUI AG.  All the significant operating and financial decisions of TUI Cruises require the consent of both parties which we believe creates shared power over TUI Cruises.  Accordingly, we do not consolidate this entity and account for this investment under the equity method of accounting.

In connection with our sale of Celebrity Mercury to TUI Cruises in 2011, we provided a debt facility to TUI Cruises in the amount of up to €90.0 million.  The outstanding principal amount of the facility as of September 30, 2013 was €57.1 million, or $77.3 million based on the exchange rate at September 30, 2013.  This facility bears interest at the rate of 9.54% per annum, is payable over seven years, is 50% guaranteed by TUI AG and is secured by second mortgages on both of TUI Cruises’ ships, Mein Schiff 1 and Mein Schiff 2.  As of September 30, 2013, TUI Cruises’ bank loan discussed above had a remaining balance of €139.5 million, or approximately $188.8 million based on the exchange rate at September 30, 2013.  The bank loan amortizes quarterly and is secured by first mortgages on both Mein Schiff 1 and Mein Schiff 2. Based on current facts and circumstances, we do not believe potential obligations under our guarantee of TUI Cruises’ bank loan are probable.

During 2011 and 2012, TUI Cruises entered into construction agreements with STX Finland to build its first and second newbuild ships, scheduled for delivery in the second quarter of 2014 and the second quarter of 2015, respectively.  TUI Cruises has entered into credit agreements for the financing of up to 80% of the contract price of each ship. The remaining portion of the contract price of the ships will be funded through either TUI Cruises’ cash flows from operations and/or loans and/or equity contributions from us and TUI AG.  The construction agreements for the ships include certain restrictions on each of our and TUI AG’s ability to reduce our current ownership interest in TUI Cruises below 37.5% through the construction periods.  In addition, the credit agreements extend this restriction through 2019.

Note 7. Commitments and Contingencies

Capital Expenditures

In September 2013, our agreement with Meyer Werft to build the third Quantum-class ship for Royal Caribbean International became effective.  We received a commitment for the unsecured financing of the ship for up to 80% of the ship’s contract price.  Euler Hermes Deutschland AG (“Hermes”), the official export credit agency of Germany, has agreed to guarantee to the lenders payment of 95% of the financing.  The ship will have a capacity of approximately 4,150 berths and is expected to enter service in the second quarter of 2016.

As of September 30, 2013, the aggregate cost of our ships on order was approximately $4.7 billion, of which we had deposited $335.7 million as of such date. Approximately 45.0% of the aggregate cost was exposed to fluctuations in the euro exchange rate at September 30, 2013.  (See Note 10. Fair Value Measurements and Derivative Instruments). In October 2013, we entered into foreign currency forward contracts to hedge additional amounts related to the cost of our ships on order denominated in euros. As of the date of this filing, approximately 36.7% of the aggregate cost was exposed to fluctuations in the euro exchange rate.

Our brands, including our 50% joint venture, TUI Cruises, have six ships on order.  As of September 30, 2013, the expected dates that our ships on order will enter service and their approximate berths are as follows:

Ship	Expected to Enter Service	Approximate Berths
Royal Caribbean International —
Quantum-class:
Quantum of the Seas	4th Quarter 2014	4,150
Anthem of the Seas	2nd Quarter 2015	4,150
Unnamed	2nd Quarter 2016	4,150
Oasis-class:
Unnamed	2nd Quarter 2016	5,400
TUI Cruises —
Mein Schiff 3	2nd Quarter 2014	2,500
Mein Schiff 4	2nd Quarter 2015	2,500
	Total Berths	22,850

Litigation

Between August 1, 2011 and September 8, 2011, three similar purported class action lawsuits were filed against us and certain of our current and former officers in the United States District Court of the Southern District of Florida.  The cases were consolidated and a consolidated amended complaint was filed on February 17, 2012.  The consolidated amended complaint was filed on behalf of a purported class of purchasers of our common stock during the period from October 26, 2010 through July 27, 2011 and named the Company, our Chairman and CEO, our Vice Chairman, the President and CEO of our Royal Caribbean International brand and the former President and CEO of our Celebrity Cruises brand as defendants.  The consolidated amended complaint alleged violations of Section 10(b) of the Securities

Exchange Act of 1934 and SEC Rule 10b-5 as well as, in the case of the individual defendants, the control person provisions of the Securities Exchange Act.  The complaint principally alleged that the defendants knowingly made incorrect statements concerning the Company’s outlook.  The consolidated amended complaint sought unspecified damages, interest, and attorneys’ fees. We filed a motion to dismiss the complaint for failure to state a claim on April 9, 2012.  On April 18, 2013, the district judge granted our motion and ordered the case dismissed with prejudice.  Plaintiffs did not appeal this order and the case is now closed.

A class action complaint was filed in June 2011 against Royal Caribbean Cruises Ltd. in the United States District Court for the Southern District of Florida on behalf of a purported class of stateroom attendants employed onboard Royal Caribbean International cruise vessels alleging that they were required to pay other crew members to help with their duties in violation of the U.S. Seaman’s Wage Act. The lawsuit also alleges that certain stateroom attendants were required to work back of house assignments without the ability to earn gratuities in violation of the U.S. Seaman’s Wage Act. Plaintiffs seek judgment for damages, wage penalties and interest in an indeterminate amount. In May 2012, the Court granted our motion to dismiss the complaint on the basis that the applicable collective bargaining agreement requires any such claims to be arbitrated. Plaintiffs have appealed this decision to the United States Court of Appeals, 11th Circuit. We believe the appeal is without merit as are the underlying claims made against us and we intend to vigorously defend ourselves against them. Because of the inherent uncertainty as to the outcome of the proceeding described above, we are unable at this time to estimate the possible impact of this matter on us.

We are routinely involved in other claims typical within the cruise vacation industry. The majority of these claims are covered by insurance. We believe the outcome of such claims, net of expected insurance recoveries, will not have a material adverse impact on our financial condition or results of operations and cash flows.

Other

In July 2002, we entered into an operating lease denominated in British pound sterling for the Brilliance of the Seas.  The lease payments vary based on sterling LIBOR and are included in other operating expenses in our consolidated statements of comprehensive income (loss). Brilliance of the Seas lease expense amounts were approximately ₤3.1 million and ₤3.5 million, or approximately $4.8 million and $5.5 million, for the quarter ended September 30, 2013 and September 30, 2012, respectively, and were approximately ₤9.2 million and ₤11.5 million, or approximately $14.1 million and $18.3 million for the nine months ended September 30, 2013 and September 30, 2012, respectively.  The lease has a contractual life of 25 years; however, both the lessor and we have certain rights to cancel the lease at year 18 (i.e. 2020) upon advance notice given approximately one year prior to cancellation.  In the event of early termination at year 18, we have the option to cause the sale of the vessel at its fair value and to use the proceeds towards the applicable termination payment.  Alternatively, we could opt at such time to make a termination payment of approximately ₤65.4 million, or approximately $105.9 million based on the exchange rate at September 30, 2013, and relinquish our right to cause the sale of the vessel. Under current circumstances we do not believe early termination of this lease is probable.

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

Note 8. Shareholders’ Equity

In September 2013, we declared a cash dividend on our common stock of $0.25 per share which was paid in the fourth quarter of 2013.  We declared and paid a cash dividend on our common stock of $0.12 per share during the first and second quarters of 2013.

During the third quarter of 2012, we declared a cash dividend on our common stock of $0.12 per share which was paid in the fourth quarter of 2012.  We declared and paid a cash dividend on our common stock of $0.10 per share during the first and second quarters of 2012. During the first quarter of 2012, we also paid a cash dividend on our common stock of $0.10 per share which was declared during the fourth quarter of 2011.

Note 9. Changes in Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2013 (in thousands):

	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss

Accumulated comprehensive loss at beginning of the year	$(84,505)	$(34,823)	$(15,188)	$(134,516)
Other comprehensive income before reclassifications	109,154	8,774	369	118,297
Amounts reclassified from accumulated other comprehensive loss	(52,639)	1,942	—	(50,697)
Net current-period other comprehensive income	56,515	10,716	369	67,600

Ending balance	$(27,990)	$(24,107)	$(14,819)	$(66,916)

The following table presents reclassifications out of accumulated other comprehensive income (loss) for the quarter and nine months ended September 30, 2013 (in thousands):

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
Details about Accumulated Other Comprehensive Income (Loss) Components	Quarter Ended September 30, 2013	Nine Months Ended September 30, 2013	Affected Line Item in Statements of Comprehensive Income (Loss)

Gain (loss) on cash flow derivative hedges:
Cross currency swaps	$(890)	$(2,641)	Interest expense, net of interest capitalized
Foreign currency forward contracts	(449)	(1,348)	Depreciation and amortization expenses
Foreign currency forward contracts	19,089	18,612	Other income (expense)
Foreign currency forward contracts	(217)	(222)	Interest expense, net of interest capitalized
Fuel swaps	12,002	38,238	Fuel
	29,535	52,639
Amortization of defined benefit plans:
Actuarial loss	(438)	(1,315)	Payroll and related
Prior service costs	(209)	(627)	Payroll and related
	(647)	(1,942)

Total reclassifications for the period	$28,888	$50,697

Note 10. Fair Value Measurements and Derivative Instruments

Fair Value Measurements

The estimated fair value of our financial instruments that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows (in thousands):

	Fair Value Measurements at September 30, 2013 Using				Fair Value Measurements at December 31, 2012 Using
Description	Total	Level 1(1)	Level 2(2)	Level 3(3)	Total	Level 1(1)	Level 2(2)	Level 3(3)

Assets:
Cash and cash equivalents(4)	$209,567	209,567	—	—	$194,855	194,855	—	—

Total Assets	$209,567	$209,567	$—	$—	$194,855	$194,855	$—	$—

Liabilities:
Long-term debt (including current portion of long-term debt)(5)	$8,225,926	3,212,399	5,013,527	—	$8,859,310	3,917,398	4,941,912	—

Total Liabilities	$8,225,926	$3,212,399	$5,013,527	$—	$8,859,310	$3,917,398	$4,941,912	$—

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

(3)                   Inputs that are unobservable.  The Company did not use any Level 3 inputs as of September 30, 2013 and December 31, 2012.

(4)                   Consists of cash and marketable securities with original maturities of less than 90 days.

(5)                   Consists of unsecured revolving credit facilities, unsecured senior notes, senior debentures and unsecured term loans.  Does not include our capital lease obligations.

Other Financial Instruments

The carrying amounts of accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value at September 30, 2013 and December 31, 2012.

Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy.  The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

	Fair Value Measurements At September 30, 2013 Using				Fair Value Measurements at December 31, 2012 Using
Description	Total	Level 1(1)	Level 2(2)	Level 3(3)	Total	Level 1(1)	Level 2(2)	Level 3(3)

Assets:

Derivative financial instruments(4)	$128,484	—	128,484	—	$96,489	—	96,489	—

Investments(5)	$5,985	5,985	—	—	$6,231	6,231	—	—

Total Assets	$134,469	$5,985	$128,484	$—	$102,720	$6,231	$96,489	$—

Liabilities:
Derivative financial instruments(6)	$106,262	—	106,262	—	$85,119	—	85,119	—

Total Liabilities	$106,262	$—	$106,262	$—	$85,119	$—	$85,119	$—

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

(3)                   Inputs that are unobservable.  The Company did not use any Level 3 inputs as of September 30, 2013 and December 31, 2012.

(4)                   Consists of foreign currency forward contracts, foreign currency collar options, interest rate swaps, fuel swaps and purchased fuel call options.  Please refer to the “Fair Value of Derivative Instruments” table for breakdown by instrument type.

(5)                   Consists of exchange-traded equity securities and mutual funds.

(6)                   Consists of interest rate swaps, fuel swaps, foreign currency forward contracts, foreign currency collar options, and sold fuel call options.  Please refer to the “Fair Value of Derivative Instruments” table for breakdown by instrument type.

The reported fair values are based on a variety of factors and assumptions.  Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of September 30, 2013 or December 31, 2012, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.

Concentrations of Credit Risk

We monitor our credit risk associated with financial and other institutions with which we conduct significant business and, to minimize these risks, we select counterparties with credit risks acceptable to us and we seek to limit our exposure to an individual counterparty.  Credit risk, including but not limited to counterparty nonperformance under derivative instruments, our credit facilities and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions, insurance companies and export credit agencies many of which we have long-term relationships and which have credit risks acceptable to us or where the credit risk is spread out among a large number of counterparties. In addition, our exposure under foreign currency forward contracts, foreign currency collar options, fuel call options, interest rate and fuel swap agreements was approximately $48.7 million and $60.8 million as of September 30, 2013 and December 31, 2012, respectively, and was limited to the cost of replacing the contracts in the event of non-performance by the counterparties to the contracts, all of which are currently our lending banks.  We do not anticipate nonperformance by any of our significant counterparties. In addition, we have established guidelines regarding credit ratings and instrument maturities that we follow to maintain safety and liquidity. We do not normally require collateral or other security to support credit relationships; however, in certain circumstances this option is available to us.

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

On an ongoing basis, we assess whether derivatives used in hedging transactions are “highly effective” in offsetting changes in the fair value or cash flow of hedged items.  We use the long-haul method to assess hedge effectiveness using regression analysis for each hedge relationship under our interest rate, foreign currency and fuel hedging programs.  We apply the same methodology on a consistent basis for assessing hedge effectiveness to all hedges within each hedging program (i.e. interest rate, foreign currency and fuel). We perform regression analyses over an observation period of up to three years, utilizing market data relevant to the hedge horizon of each hedge relationship. High effectiveness is achieved when a statistically valid relationship reflects a high degree of offset and correlation between the changes in the fair values of the derivative instrument and the hedged item. The determination of ineffectiveness is based on the amount of dollar offset between the change in fair value of the derivative instrument and the change in fair value of the hedged item at the end of the reporting period.  If it is determined that a derivative is not highly effective as a hedge or hedge accounting is discontinued, any change in fair value of the derivative since the last date at which it was determined to be effective is recognized in earnings. In addition, the ineffective portion of our highly effective hedges is immediately recognized in earnings and reported in other income (expense) in our consolidated statements of comprehensive income (loss).

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

We consider the classification of the underlying hedged item’s cash flows in determining the classification for the designated derivative instrument’s cash flows. We classify derivative instrument cash flows from hedges of benchmark interest rate or hedges of fuel expense as operating activities due to the nature of the hedged item. Likewise, we classify derivative instrument cash flows from hedges of foreign currency risk on our newbuild ship payments as investing activities. Cash flows from derivative instruments not designated under hedge accounting, such as our fuel call options, are classified as investing activities.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our long-term debt obligations including future interest payments.  At September 30, 2013, approximately 40.4% of our long-term debt was effectively fixed as compared to 45.8% as of December 31, 2012.  We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense.

Market risk associated with our long-term fixed rate debt is the potential increase in fair value resulting from a decrease in interest rates.  We use interest rate swap agreements that effectively convert a portion of our fixed-rate debt to a floating-rate basis to manage this risk.  At September 30, 2013 and December 31, 2012, we maintained interest rate swap agreements on the $420.0 million fixed rate portion of our Oasis of the Seas unsecured amortizing term loan.  The interest rate swap agreements effectively changed the interest rate on the balance of the unsecured term loan, which was $297.5 million as of September 30, 2013, from a fixed rate of 5.41% to a LIBOR-based floating rate equal to LIBOR plus 3.87%, currently approximately 4.30%. These interest rate swap agreements are accounted for as fair value hedges.

During the second quarter of 2013, we entered into interest rate swap agreements that effectively changed the interest rate on the $650.0 million unsecured senior notes due 2022, from a fixed rate of 5.25% to a LIBOR-based floating rate equal to LIBOR plus 3.63%, currently approximately 3.90%.  These interest rate swap agreements are accounted for as fair value hedges.

Market risk associated with our long-term floating rate debt is the potential increase in interest expense from an increase in interest rates.  We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage this risk.  At September 30, 2013 and

December 31, 2012, we maintained forward-starting interest rate swap agreements that hedge the anticipated unsecured amortizing term loans that will finance our purchase of Quantum of the Seas and Anthem of the Seas. Forward-starting interest rate swaps hedging the Quantum of the Seas loan will effectively convert the interest rate for $735.0 million of the anticipated loan balance from LIBOR plus 1.30% to a fixed rate of 3.74% (inclusive of margin) beginning in October 2014. Forward-starting interest rate swaps hedging the Anthem of the Seas loan will effectively convert the interest rate for $725.0 million of the anticipated loan balance from LIBOR plus 1.30% to a fixed rate of 3.86% (inclusive of margin) beginning in April 2015.  These interest rate swap agreements are accounted for as cash flow hedges.

In addition, at September 30, 2013 and December 31, 2012, we maintained interest rate swap agreements that effectively converted the interest rate on a portion of the Celebrity Reflection unsecured amortizing term loan balance of approximately $627.2 million from LIBOR plus 0.40% to a fixed rate (including applicable margin) of 2.85% through the term of the loan.  These interest rate swap agreements are accounted for as cash flow hedges.

The notional amount of interest rate swap agreements related to outstanding debt and on our current unfunded financing arrangements as of September 30, 2013 and December 31, 2012 was $3.0 billion and $2.4 billion, respectively.

Foreign Currency Exchange Rate Risk

Derivative Instruments

Our primary exposure to foreign currency exchange rate risk relates to our ship construction contracts denominated in euros, our foreign currency denominated debt and our international business operations.  We enter into foreign currency forward contracts, collar options and cross currency swap agreements to manage portions of the exposure to movements in foreign currency exchange rates.  As of September 30, 2013, the aggregate cost of our ships on order was approximately $4.7 billion, of which we had deposited $335.7 million as of such date.  Approximately 45.0% and 49.7% of the aggregate cost of the ships under construction was exposed to fluctuations in the euro exchange rate at September 30, 2013 and December 31, 2012, respectively.  In October 2013, we entered into foreign currency forward contracts to hedge additional amounts related to the cost of our ships on order denominated in euros. As of the date of this filing, approximately 36.7% of the aggregate cost was exposed to fluctuations in the euro exchange rate.  The majority of our foreign currency forward contracts, collar options and cross currency swap agreements are accounted for as cash flow or fair value hedges depending on the designation of the related hedge.

During the second quarter of 2013, we entered into foreign currency forward contracts to hedge €365.0 million of our €745.0 million 5.625% unsecured senior notes due January 2014. These foreign currency forward contracts are accounted for as cash flow hedges and mature January 2014.

On a regular basis, we enter into foreign currency forward contracts to minimize the volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than our functional currency or the functional currencies of our foreign subsidiaries. During the third quarter of 2013, we maintained an average of approximately $436.4 million of these foreign currency forward contracts.  These instruments are not designated as hedging instruments.  Changes in the fair value of the foreign currency forward contracts, of approximately $16.9 million and $4.5 million, during the quarter ended September 30, 2013 and September 30, 2012, respectively, and approximately $(8.6)

million and $8.7 million, during the nine months ended September 30, 2013 and September 30, 2012, respectively, were recognized in earnings within other income (expense) in our consolidated statements of comprehensive income (loss).

The notional amount of outstanding foreign exchange contracts including our forward contracts and collar options as of September 30, 2013 and December 31, 2012 was $2.1 billion and $1.2 billion, respectively.

Non-Derivative Instruments

We consider our investments in our foreign operations to be denominated in relatively stable currencies and of a long-term nature.  We partially address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries’ and investments’ functional currencies and designating it as a hedge of these subsidiaries and investments.  We had designated debt as a hedge of our net investments in Pullmantur and TUI Cruises of approximately €488.3 million and €481.7 million, or approximately $661.0 million and $635.1 million, as of September 30, 2013 and December 31, 2012, respectively.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates primarily to the consumption of fuel on our ships.  We use fuel swap agreements and fuel call options to mitigate the financial impact of fluctuations in fuel prices.

Our fuel swap agreements are accounted for as cash flow hedges.  At September 30, 2013, we have hedged the variability in future cash flows for certain forecasted fuel transactions occurring through 2017.  As of September 30, 2013 and December 31, 2012, we had the following outstanding fuel swap agreements:

	Fuel Swap Agreements
	As of September 30, 2013	As of December 31, 2012
	(metric tons)
2013	214,000	755,000
2014	762,000	635,000
2015	590,000	363,000
2016	298,000	104,000
2017	74,000	—

	Fuel Swap Agreements
	As of September 30, 2013	As of December 31, 2012
	(% hedged)
Projected fuel purchases for year:
2013	63%	55%
2014	56%	45%
2015	40%	25%
2016	20%	7%
2017	5%	—

At September 30, 2013 and December 31, 2012, $10.6 million and $47.2 million, respectively, of estimated unrealized net gains associated with our cash flow hedges pertaining to fuel swap agreements were expected to be reclassified to earnings from accumulated other comprehensive income (loss) within the next twelve months.  Reclassification is expected to occur as a result of fuel consumption associated with our hedged forecasted fuel purchases.

The fair value and line item caption of derivative instruments recorded within our consolidated balance sheets were as follows:

	Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
		As of September 30, 2013	As of December 31, 2012		As of September 30, 2013	As of December 31, 2012
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
In thousands
Derivatives designated as hedging instruments under ASC 815-20(1)

Interest rate swaps	Other assets	$39,974	$5,099	Other long-term liabilities	$60,541	$55,471
Foreign currency forward contracts	Derivative financial instruments	23,474	951	Accrued expenses and other liabilities	—	338
Foreign currency forward contracts	Other assets	24,494	11,564	Other long-term liabilities	—	1,000
Foreign currency collar options	Other assets	14,529	8,974	Other long-term liabilities	—	—
Fuel swaps	Derivative financial instruments	13,855	48,624	Accrued expenses and other liabilities	4,261	1,761
Fuel swaps	Other assets	1,094	8,585	Other long-term liabilities	23,367	6,369
Total derivatives designated as hedging instruments under 815-20		$117,420	$83,797		$88,169	$64,939

Derivatives not designated as hedging instruments under ASC 815-20
Foreign currency forward contracts	Derivative financial instruments	$8,162	$—	Accrued expenses and other liabilities	$5,208	$—
Foreign currency forward contracts	Other assets	98	4,440	Other long-term liabilities	10,242	11,475
Fuel swaps	Derivative financial instruments	138	—	Accrued expenses and other liabilities	—	475
Fuel call options	Derivative financial instruments	2,666	8,252	Accrued expenses and other liabilities	2,643	8,230
Total derivatives not designated as hedging instruments under 815-20		11,064	12,692		18,093	20,180
Total derivatives		$128,484	$96,489		$106,262	$85,119

(1) Accounting Standard Codification 815-20 “Derivatives and Hedging”.

The carrying value and line item caption of non-derivative instruments designated as hedging instruments recorded within our consolidated balance sheets were as follows:

Non-derivative instrument designated as hedging		Carrying Value
instrument under ASC 815-20	Balance Sheet Location	As of September 30, 2013	As of December 31, 2012
In thousands
Foreign currency debt	Current portion of long-term debt	$526,123	$17,516
Foreign currency debt	Long-term debt	134,887	617,593
		$661,010	$635,109

The effect of derivative instruments qualifying and designated as hedging instruments and the related hedged items in fair value hedges on the consolidated statements of comprehensive income (loss) was as follows:

Derivatives and		Amount of Gain (Loss) Recognized in Income on				Amount of Gain (Loss) Recognized in Income on
related Hedged	Location of	Derivative				Hedged Item
Items under ASC 815-20 Fair Value Hedging Relationships	Gain (Loss) Recognized in Income on Derivative and Hedged Item	Quarter Ended September 30, 2013	Quarter Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Quarter Ended September 30, 2013	Quarter Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
In thousands
Interest rate swaps	Interest expense, net of interest capitalized	$3,022	$3,054	$6,299	$12,916	$9,503	$8,634	$28,102	$23,001
Interest rate swaps	Other income (expense)	958	(2,300)	(58,286)	(884)	(620)	2,863	55,553	961
Interest rate swaps	Extinguishment of unsecured senior notes	—	—	—	—	—	9,698	—	9,698
		$3,980	$754	$(51,987)	$12,032	$8,883	$21,195	$83,655	$33,660

The effect of derivative instruments qualifying and designated as cash flow hedging instruments on the consolidated financial statements was as follows:

	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income on Derivative (Effective Portion)				Location of Gain (Loss) Reclassified from Accumulated Other	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)
Derivatives under ASC 815- 20 Cash Flow Hedging Relationships	Quarter Ended September 30, 2013	Quarter Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Comprehensive Income into Income (Effective Portion)	Quarter Ended September 30, 2013	Quarter Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
In thousands
Cross currency swaps	$—	$13,221	$—	$851	Other income (expense)	$—	$14,405	$—	$2,505
Cross currency swaps	—	—	—	—	Interest expense, net of interest capitalized	(890)	(498)	(2,641)	(1,319)
Interest rate swaps	(5,816)	(19,146)	87,672	(50,070)	Other income (expense)	—	—	—	—
Foreign currency forward contracts	47,338	19,881	38,343	(10,169)	Depreciation and amortization expenses	(449)	(196)	(1,348)	(588)
Foreign currency forward contracts	—	—	—	—	Other income (expense)	19,089	(238)	18,612	(715)
Foreign currency forward contracts	—	—	—	—	Interest expense, net of interest capitalized	(217)	—	(222)	—
Foreign currency collar options	16,801	4,229	5,554	(8,335)	Depreciation and amortization expenses	—	—	—	—
Fuel swaps	32,785	100,942	(22,415)	96,463	Fuel	12,002	24,332	38,238	88,317
	$91,108	$119,127	$109,154	$28,740		$29,535	$37,805	$52,639	$88,200

	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness testing)
Derivatives under ASC 815-20 Cash Flow Hedging Relationships	on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Quarter Ended September 30, 2013	Quarter Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
In thousands
Cross currency swaps	Other income (expense)	$—	$234	$—	$—
Cross currency swaps	Other income (expense)	—	—	—	—
Interest rate swaps	Other income (expense)	(7)	(277)	420	(347)
Foreign currency forward contracts	Other income (expense)	15	(173)	5	(182)
Foreign currency forward contracts	Other income (expense)	—	—	—	—
Foreign currency forward contracts	Other income (expense)	—	—	—	—
Foreign currency collar options	Other income (expense)	—	—	—	—
Fuel swaps	Other income (expense)	(953)	3,325	(5,322)	(564)
		$(945)	$3,109	$(4,897)	$(1,093)

The effect of non-derivative instruments qualifying and designated as net investment hedging instruments on the consolidated financial statements was as follows:

Non-derivative instruments	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)				Location of Gain (Loss) in Income (Ineffective Portion and	Amount of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
under ASC 815- 20 Net Investment Hedging Relationships	Quarter Ended September 30, 2013	Quarter Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Amount Excluded from Effectiveness Testing)	Quarter Ended September 30, 2013	Quarter Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
In thousands
Foreign Currency Debt	$(26,347)	$(19,915)	$(21,593)	$(4,797)	Other income (expense)	$—	$—	$—	$—
	$(26,347)	$(19,915)	$(21,593)	$(4,797)		$—	$—	$—	$—

The effect of derivatives not designated as hedging instruments on the consolidated financial statements was as follows:

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments under ASC 815-20	Location of Gain (Loss) Recognized in Income on Derivatives	Quarter Ended September 30, 2013	Quarter Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
In thousands
Foreign currency forward contracts	Other income (expense)	$16,789	$4,793	$(10,491)	$9,290
Fuel swaps	Other income (expense)	220	(1,112)	268	(2,875)
Fuel call options	Other income (expense)	(38)	1,799	(1)	(5,671)
		$16,971	$5,480	$(10,224)	$744

Credit Related Contingent Features

Our current interest rate derivative instruments may require us to post collateral if our Standard & Poor’s and Moody’s credit ratings remain below specified levels. Specifically, if on the fifth anniversary of entering into a derivative transaction or on any succeeding fifth-year anniversary our credit ratings for our senior unsecured debt were to be below BBB- by Standard & Poor’s and Baa3 by Moody’s, then each counterparty to such derivative transaction with whom we are in a net liability position that exceeds the applicable minimum call amount may demand that we post collateral in an amount equal to the net liability position.  The amount of collateral required to be posted following such event will change each time our net liability position increases or decreases by more than the applicable minimum call amount.  If our credit rating for our senior unsecured debt is subsequently equal to, or above BBB- by Standard & Poor’s or Baa3 by Moody’s, then any collateral posted at such time will be released to us and we will no longer be required to post collateral unless we meet the collateral trigger requirement at the next fifth-year anniversary.  Currently, our senior unsecured debt credit rating is BB with a stable outlook by Standard & Poor’s and Ba1 with a stable outlook by Moody’s.  We currently have five interest rate derivative hedges that have a term of at least five years.  The aggregate fair values of all derivative instruments with such credit-related contingent features in net liability positions as of September 30, 2013 and December 31, 2012 were $60.5 million and $55.5 million, respectively, which do not include the impact of any such derivatives in net asset positions.  The earliest that any of the five interest rate derivative hedges will reach their fifth anniversary is November 2016.  Therefore, as of September 30, 2013, we were not required to post collateral for any of our derivative transactions.

Note 11.  Restructuring and Related Charges

We are in the process of implementing a broad profitability improvement program aimed at improving our returns on invested capital by increasing revenues and reducing expenses.

There are numerous initiatives in connection with this program that are at different stages of implementation.

One of those initiatives relates to realizing economies of scale and improving service delivery to our travel partners and guests by restructuring and consolidating our global sales, marketing and general and administrative structure.  During the third quarter of 2013, we moved forward with activities related to this initiative. The activities include the consolidation of most of our call centers located outside of the United States and the establishment of brand dedicated sales, marketing and revenue management teams in key priority markets. This resulted in the elimination of approximately 500 shore-side positions, primarily from our international markets, and recognition of a liability for one-time termination benefits during the third quarter of 2013.  Additionally, we incurred contract termination costs and other related costs consisting of legal and consulting fees to implement this initiative.

As a result of these actions, we incurred charges of $12.2 million in the third quarter of 2013 and $13.9 million for the nine months ended September 30, 2013 which are classified as Restructuring and related charges in our consolidated statements of comprehensive income (loss). We expect to incur additional restructuring and related charges of approximately $8.6 million, through the end of 2014, to complete this initiative.

The following table summarizes our restructuring and related charges related to the above initiative (in thousands):

	Beginning Balance July 1, 2013	Accruals	Payments	Ending Balance September 30, 2013	Cumulative Charges Incurred	Expected Additional Expenses to be Incurred(1)
Termination benefits	$—	$10,004	$387	$9,617	$10,004	$1,687
Contract termination costs	—	200	—	$200	200	3,761
Other related costs	796	2,040	675	$2,161	3,718	3,167
Total	$796	$12,244	$1,062	$11,978	$13,922	$8,615

(1)         These amounts relate to restructuring and related costs associated with our Global Sales, Marketing and General and Administrative restructuring and consolidation efforts. It does not include any charges related to other initiatives which are being evaluated.

In connection with this initiative, we expect to incur approximately $8 million of costs through the end of 2014, incremental to the amounts reported in the table above. These costs will primarily consist of call center transition costs and accelerated depreciation on leasehold improvements and will be classified in Marketing, selling and administrative expenses and Depreciation and amortization expenses, respectively, in our consolidated statements of comprehensive income (loss).

In addition, we continue to evaluate various other initiatives in furtherance of our profitability improvement program. If we elect to move forward with one or more of these initiatives, we may incur additional charges, some of which may be material.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Concerning Forward-Looking Statements

The discussion under this caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this document includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact, including statements regarding guidance (including our expectations for the fourth quarter and full year of 2013 set forth under the heading “Outlook” below), business and industry prospects or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking.  Words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “will,” and similar expressions are intended to further identify any of these forward-looking statements.  Forward-looking statements reflect management’s current expectations but they are based on judgments and are inherently uncertain.  Furthermore, they are subject to risks, uncertainties and other factors, that could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements.  Examples of these risks, uncertainties and other factors include, but are not limited to, the following:

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

•                  a discussion of our results of operations for the quarter and nine months ended September 30, 2013 compared to the same period in 2012;

•                  a discussion of our business outlook, including our expectations for selected financial items for the fourth quarter and full year of 2013; and

•                  a discussion of our liquidity and capital resources, including our future capital and contractual commitments and potential funding sources.

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

Valuation of Goodwill, Indefinite-Lived Intangible Assets and Long-Lived Assets

During the fourth quarter of 2012, we performed the annual impairment evaluation of our goodwill and trademarks and trade names and we recognized total impairment related charges of $413.9 million associated with our Pullmantur brand.  As of September 30, 2013, the carrying amounts of goodwill and trademarks and trade names attributable to our Pullmantur reporting unit were $149.4 million and $210.4 million, respectively.  Pullmantur is a brand targeted primarily at the Spanish, Portuguese and Latin American markets.  The persistent economic instability in these markets has created significant uncertainties in forecasting operating results and future cash flows used in our impairment analyses.  We continue to monitor economic events in these markets for their potential impact on Pullmantur’s business and valuation. However, based on our most recent projections we do not believe an interim impairment evaluation of Pullmantur’s goodwill or trademarks and trade names is warranted as of September 30, 2013.

If there are material changes to the projected future cash flows used in the impairment analyses, especially in Net Yields, an additional impairment charge of the Pullmantur reporting unit’s goodwill and trademarks and trade names may be required.  We will evaluate these intangible assets for potential impairment during our annual impairment test scheduled for the fourth quarter of 2013.

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

Financial Presentation

Description of Certain Line Items

Revenues

Our revenues are comprised of the following:

•                  Passenger ticket revenues, which consist of revenue recognized from the sale of passenger tickets and the sale of air transportation to and from our ships; and

•                  Onboard and other revenues, which consist primarily of revenues from the sale of goods and/or services onboard our ships not included in passenger ticket prices, cancellation fees, sales of vacation protection insurance, pre- and post-cruise tours, Pullmantur’s travel agency network, land-based tours and air charter business to third parties.

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

•                  Fuel expenses, which include fuel and related delivery and storage costs, including the financial impact of fuel swap agreements; and

•                  Other operating expenses, which consist primarily of operating costs such as repairs and maintenance, port costs that do not vary with passenger head counts, vessel operating lease costs, costs associated with Pullmantur’s travel agency network, land-based tours and air charter business to third parties, vessel related insurance and entertainment.

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

Adjusted Earnings per Share represents Adjusted Net Income divided by weighted average shares outstanding or by diluted weighted average shares outstanding, as applicable. We believe that this non-GAAP measure is meaningful when assessing our performance on a comparative basis.

Adjusted Net Income represents net income excluding restructuring and related charges.  We believe that this non-GAAP measure is meaningful when assessing our performance on a comparative basis.

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

Results of Operations

Summary

Our net income and Adjusted Net Income for the third quarter of 2013 was $365.7 million and $377.9 million or $1.65 and $1.71 per share on a diluted basis, respectively, as compared to net income of $367.8 million or $1.68 per share on a diluted basis for the third quarter of 2012.

Our net income and Adjusted Net Income for the nine months ended September 30, 2013 was $466.7 million and $480.6 million or $2.11 and $2.18 per share on a diluted basis, respectively, as compared to net income of $411.1 million or $1.87 per share on a diluted basis for the nine months ended September 30, 2012.

We are in the process of implementing a broad profitability improvement program aimed at improving our returns on invested capital by increasing revenues and reducing expenses. There are numerous initiatives in connection with this program that are at different stages of implementation. One of those initiatives relates to realizing economies of scale and improving service delivery to our travel partners and guests by restructuring and consolidating our global sales, marketing and general and administrative structure.  During the third quarter of 2013, we moved forward with activities related to this initiative.  As a result of these actions, we incurred charges of $12.2 million in the third quarter of 2013 and $13.9 million for the nine months ended September 30, 2013 which are classified as Restructuring and related charges in our consolidated statements of comprehensive income (loss). Refer to Note 11. Restructuring and Related Charges to our consolidated financial statements for further information on the broad profitability improvement program.

Other significant items for the quarter and nine months ended September 30, 2013 include:

•                  Total revenues increased 3.8% for the quarter and nine months ended September 30, 2013 compared to the same periods in 2012.  These increases were primarily due to an increase in ticket prices, onboard spending, capacity and revenue related to Pullmantur’s travel agency network and air charter business.

•                  Cruise operating expenses increased 5.1% and 3.2% for the quarter and nine months ended September 30, 2013 compared to the same periods in 2012, respectively.  These increases were primarily due to an increase in crew expenses, onboard and other expenses, capacity and expenses related to Pullmantur’s travel agency network and air charter business.

•                  Since the beginning of the year, as part of our refinancing strategy, we have raised $345.0 million in additional revolving capacity; entered into a term loan facility which allows us to draw an amount up to $380.0 million through January 20th, 2014 and is due August 2018; and repurchased $21.0 million of 11.875% unsecured senior notes for which we recorded a loss on early extinguishment of debt of approximately $4.2 million. Refer to Note 4. Long-Term Debt in our consolidated financial statements for further information regarding our refinancing strategy.

•                  Our agreement with Meyer Werft to build the third Quantum-class ship for Royal Caribbean International became effective during the third quarter of 2013.  The ship will have a capacity of approximately 4,150 berths and is expected to enter service in the second quarter of 2016.

•                  In September 2013, our board of directors declared a cash dividend on our common stock of $0.25 per share, which was paid in the fourth quarter of 2013. During each of the first and second quarters of 2013, we declared and paid a cash dividend on our common stock of $0.12 per share.

Operating results for the quarter and nine months ended September 30, 2013 compared to the same period in 2012 are shown in the following table (in thousands, except per share data):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
		% of Total Revenues		% of Total Revenues		% of Total Revenues		% of Total Revenues
Passenger ticket revenues	$1,672,051	72.3%	$1,635,033	73.4%	$4,432,542	72.6%	$4,319,478	73.4%
Onboard and other revenues	639,698	27.7%	591,357	26.6%	1,673,194	27.4%	1,562,396	26.6%
Total revenues	2,311,749	100.0%	2,226,390	100.0%	6,105,736	100.0%	5,881,874	100.0%

Cruise operating expenses:
Commissions, transportation and other	378,291	16.4%	366,100	16.4%	1,017,734	16.7%	994,535	16.9%
Onboard and other	178,269	7.7%	166,356	7.5%	440,466	7.2%	404,932	6.9%
Payroll and related	213,860	9.3%	201,644	9.1%	632,758	10.4%	618,277	10.5%
Food	119,104	5.2%	111,315	5.0%	351,117	5.8%	334,240	5.7%
Fuel	215,686	9.3%	213,434	9.6%	689,809	11.3%	680,389	11.6%
Other operating	311,591	13.5%	289,476	13.0%	890,726	14.6%	867,078	14.7%
Total cruise operating expenses	1,416,801	61.3%	1,348,325	60.6%	4,022,610	65.9%	3,899,451	66.3%
Marketing, selling and administrative expenses	249,954	10.8%	243,877	11.0%	781,936	12.8%	756,049	12.9%
Depreciation and amortization expenses	188,541	8.2%	182,051	8.2%	564,089	9.2%	541,957	9.2%
Restructuring and related charges	12,244	0.5%	—	—	13,922	0.2%	—	—
Operating Income	444,209	19.2%	452,137	20.3%	723,179	11.8%	684,417	11.6%

Other income (expense):
Interest income	3,299	0.1%	4,744	0.2%	10,451	0.2%	16,062	0.3%
Interest expense, net of interest capitalized	(79,654)	(3.4)%	(84,977)	(3.8)%	(256,713)	(4.2)%	(266,749)	(4.5)%
Extinguishment of unsecured senior notes	(4,206)	(0.2)%	(7,485)	(0.3)%	(4,206)	(0.1)%	(7,485)	(0.1)%
Other income (expense)	2,053	0.1%	3,360	0.2%	(6,037)	(0.1)%	(15,155)	(0.3)%
	(78,508)	(3.4)%	(84,358)	(3.8)%	(256,505)	(4.2)%	(273,327)	(4.6)%
Net Income	$365,701	15.8%	$367,779	16.6%	$466,674	7.6%	$411,090	7.0%
Diluted Earnings per Share	$1.65		$1.68		$2.11		$1.87

Adjusted Net Income and Adjusted Earnings per Share were calculated as follows (in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net Income	$365,701	$367,779	$466,674	$411,090

Restructuring and related charges	12,244	—	13,922	—

Adjusted Net Income	$377,945	$367,779	$480,596	$411,090

Weighted-Average Shares Outstanding:
Basic	219,744	217,940	219,450	217,797
Diluted	221,004	219,296	220,744	219,263

Earnings per Share:
Basic	$1.66	$1.69	$2.13	$1.89
Diluted	$1.65	$1.68	$2.11	$1.87

Adjusted Earnings per Share:
Basic	$1.72	$1.69	$2.19	$1.89
Diluted	$1.71	$1.68	$2.18	$1.87

Selected statistical information is shown in the following table:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Passengers Carried	1,259,204	1,246,730	3,694,893	3,707,423
Passenger Cruise Days	9,302,555	9,203,801	26,633,114	26,401,129
APCD	8,667,948	8,581,222	25,334,240	25,061,920
Occupancy	107.3%	107.3%	105.1%	105.3%

Gross Yields and Net Yields were calculated as follows (in thousands, except APCD and Yields):

	Quarter Ended September 30,			Nine Months Ended September 30,
	2013	2013 On a Constant Currency basis	2012	2013	2013 On a Constant Currency basis	2012
Passenger ticket revenues	$1,672,051	$1,672,634	$1,635,033	$4,432,542	$4,455,851	$4,319,478
Onboard and other revenues	639,698	636,837	591,357	1,673,194	1,670,598	1,562,396
Total revenues	2,311,749	2,309,471	2,226,390	6,105,736	6,126,449	5,881,874
Less:
Commissions, transportation and other	378,291	377,123	366,100	1,017,734	1,022,147	994,535
Onboard and other	178,269	177,402	166,356	440,466	439,687	404,932
Net revenues	$1,755,189	$1,754,946	$1,693,934	$4,647,536	$4,664,615	$4,482,407

APCD	8,667,948	8,667,948	8,581,222	25,334,240	25,334,240	25,061,920
Gross Yields	$266.70	$266.44	$259.45	$241.01	$241.82	$234.69
Net Yields	$202.49	$202.46	$197.40	$183.45	$184.12	$178.85

Gross Cruise Costs, Net Cruise Costs and Net Cruise Costs Excluding Fuel were calculated as follows (in thousands, except APCD and costs per APCD):

	Quarter Ended September 30,			Nine Months Ended September 30,
	2013	2013 On a Constant Currency basis	2012	2013	2013 On a Constant Currency basis	2012
Total cruise operating expenses	$1,416,801	$1,410,101	$1,348,325	$4,022,610	$4,024,843	$3,899,451
Marketing, selling and administrative expenses	249,954	249,314	243,877	781,936	781,244	756,049
Gross Cruise Costs	1,666,755	1,659,415	1,592,202	4,804,546	4,806,087	4,655,500
Less:
Commissions, transportation and other	378,291	377,123	366,100	1,017,734	1,022,147	994,535
Onboard and other	178,269	177,402	166,356	440,466	439,687	404,932
Net Cruise Costs	1,110,195	1,104,890	1,059,746	3,346,346	3,344,253	3,256,033
Less:
Fuel	215,686	216,316	213,434	689,809	692,925	680,389
Net Cruise Costs Excluding Fuel	$894,509	$888,574	$846,312	$2,656,537	$2,651,328	$2,575,644

APCD	8,667,948	8,667,948	8,581,222	25,334,240	25,334,240	25,061,920
Gross Cruise Costs per APCD	$192.29	$191.44	$185.54	$189.65	$189.71	$185.76
Net Cruise Costs per APCD	$128.08	$127.47	$123.50	$132.09	$132.01	$129.92
Net Cruise Costs Excluding Fuel per APCD	$103.20	$102.51	$98.62	$104.86	$104.65	$102.77

Net Debt-to-Capital was calculated as follows (in thousands):

	As of
	September 30,	December 31,
	2013	2012
Long-term debt, net of current portion	$5,980,912	$6,970,464
Current portion of long-term debt	1,942,849	1,519,483
Total debt	7,923,761	8,489,947
Less: Cash and cash equivalents	209,567	194,855
Net Debt	$7,714,194	$8,295,092

Total shareholders’ equity	$8,762,084	$8,308,749
Total debt	7,923,761	8,489,947
Total debt and shareholders’ equity	$16,685,845	$16,798,696
Debt-to-Capital	47.5%	50.5%
Net Debt	$7,714,194	$8,295,092
Net Debt and shareholders’ equity	$16,476,278	$16,603,841
Net Debt-to-Capital	46.8%	50.0%

Outlook

Full Year 2013

	As Reported	Constant Currency
Net Yields	2% to 3%	Approx. 3%
Net Cruise Costs per APCD	1% to 2%	1% to 2%
Net Cruise Costs per APCD, excluding Fuel	Approx. 2%	1% to 2%
Capacity Increase	0.8%
Depreciation and Amortization	$750 to $760 million
Interest Expense, net	$310 to $320 million
Fuel Consumption (metric tons)	1,340,400
Fuel Expenses	$920 million
Percent Hedged (fwd consumption)	63%
Impact of 10% change in fuel prices	$8 million
Adjusted Earnings per Share-Diluted*	$2.30 to $2.35

Fourth Quarter 2013

	As Reported	Constant Currency
Net Yields	Approx. 2%	2% to 3%
Net Cruise Costs per APCD	1% to 2%	1% to 2%
Net Cruise Costs per APCD, excluding Fuel	Approx. 2%	1% to 2%
Capacity Increase	Flat
Depreciation and Amortization	$185 to $195 million
Interest Expense, net	$65 to $75 million
Fuel Consumption (metric tons)	337,900
Fuel Expenses	$230 million
Percent Hedged (fwd consumption)	63%
Impact of 10% change in fuel prices	$8 million
Adjusted Earnings per Share-Diluted*	$0.15 to $0.20

*         Adjusted Earnings per Share estimates for the Full Year and Fourth Quarter of 2013 are presented in lieu of earnings per share estimates due to the uncertainty of costs to be incurred for the remainder of 2013 in connection with initiatives being evaluated as part of our broad profitability improvement program.   Refer to Note 11. Restructuring and Related Charges in our consolidated financial statements for further information on the broad profitability improvement program and to the definition for Adjusted Earnings per Share herein. For the nine months ended September 30, 2013, we incurred restructuring and related charges of $13.9 million, or $0.07 per share on a diluted basis.

Full Year 2014

The order book for 2014 remains ahead on both load factor and rate.  Most markets and products are showing year-over-year improvement, including Europe, Alaska and Asia, while advanced bookings for the Caribbean are somewhat weaker.  We believe 2014 should be the fifth consecutive year for yield growth.  Current earnings estimates are consistent with Street consensus of $3.06 on an Adjusted Earnings per Share basis.

Quarter Ended September 30, 2013 Compared to Quarter Ended September 30, 2012

In this section, references to 2013 refer to the quarter ended September 30, 2013 and references to 2012 refer to the quarter ended September 30, 2012.

Revenues

Total revenues for 2013 increased $85.4 million, or 3.8%, to $2.3 billion from $2.2 billion in 2012.

Passenger ticket revenues comprised 72.3% of our 2013 total revenues.  Passenger ticket revenues increased by $37.0 million, or 2.3%, to $1.7 billion in 2013 from $1.6 billion in 2012.  The increase was primarily due to:

•                  an increase in ticket prices driven by greater demand for European sailings, which was partially offset by the impact of unscheduled drydocks for Celebrity Millennium and Grandeur of the Seas; all of which resulted in a $21.1 million increase in passenger ticket revenues; and

•                  a 1.0% increase in capacity, which increased passenger ticket revenues by $16.5 million.

The remaining 27.7% of 2013 total revenues was comprised of onboard and other revenues, which increased $48.3 million, or 8.2%, to $639.7 million in 2013 from $591.4 million in 2012.    The increase was primarily due to:

•                  a $23.1 million increase in onboard revenue attributable to higher spending on a per passenger basis and additional revenue generating opportunitites as a result of our ship revitalization projects.  Onboard and other revenues included concession revenues of $81.4 million in 2013 and $72.9 million in 2012; and

•                  a $16.4 million increase in revenues related to Pullmantur’s travel agency network and air charter business primarily due to the launch of new tour packages and an increase in air charters.

Cruise Operating Expenses

Total cruise operating expenses increased $68.5 million, or 5.1%, to $1.4 billion from $1.3 billion in 2012.  The increase was primarily due to:

•                  a $15.0 million increase in expenses related to Pullmantur’s travel agency network and air charter business noted above;

•                  a $9.6 million increase in crew expenses related to higher medical expenses and, to a lesser extent, an increase in crew movement related to deployment changes;

•                  a $7.2 million increase in per passenger food expenses due to our new culinary initiatives and itinerary changes; and

•                  a $12.9 million increase attributable to the 1.0% increase in capacity noted above.

The increase in total cruise operating expenses includes the unfavorable effect of changes in foreign currency exchange rates related to our cruise operating expenses denominated in currencies other than the United States dollar of approximately $6.7 million.

Marketing, Selling and Administrative Expenses

Marketing, selling and administrative expenses for 2013 of $250.0 million was comparable to $243.9 million for the same period in 2012.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for 2013 increased $6.5 million, or 3.6%, to $188.5 million from $182.1 million in 2012.  The increase was primarily due to the addition of Celebrity Reflection which entered service in October 2012.  The increase was partially offset by the favorable effect of changes made in the first quarter of 2013 to the estimated useful lives and associated residual values for five ships of approximately $3.4 million.

Restructuring and related charges

During the third quarter of 2013, we implemented initiatives, related to a broad profitability improvement program.  As a result of these initiatives, we incurred charges of approximately $12.2 million in the third quarter of 2013.

Other Income (Expense)

Interest expense, net of interest capitalized, decreased $5.3 million, or 6.3%, to $79.7 million in 2013 compared to $85.0 million in 2012.  The decrease was due to lower interest rates partially offset by a higher average debt level.

Extinguishment of unsecured senior notes, decreased $3.3 million, or 43.8%, to $4.2 million in 2013 compared to $7.5 million in 2012.  The decrease is due to a lower amount of notes repurchased during 2013 partially offset by a higher premium paid in connection with the 2013 repurchases.

Net Yields

Net Yields increased 2.6% in 2013 compared to 2012 primarily due to an increase in ticket prices, onboard revenue and the increase in Pullmantur’s travel agency network and air charter business noted above.  Net Yields increased 2.6% in 2013 compared to 2012 on a Constant Currency basis.

Net Cruise Costs

Net Cruise Costs increased 4.8% in 2013 compared to 2012 primarily due to the increase in expenses related to Pullmantur’s travel agency network and air charter business, crew expenses and food expenses noted above.  Net Cruise Costs per APCD increased 3.7% in 2013 compared to 2012 and increased 3.2% in 2013 compared to 2012 on a Constant Currency basis.

Net Cruise Costs Excluding Fuel

Net Cruise Costs Excluding Fuel per APCD increased 4.6% in 2013 compared to 2012 and increased 3.9% in 2013 compared to 2012 on a Constant Currency basis.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

In this section, references to 2013 refer to the nine months ended September 30, 2013 and references to 2012 refer to the nine months ended September 30, 2012.

Revenues

Total revenues for 2013 increased $223.9 million, or 3.8%, to $6.1 billion from $5.9 billion in 2012.

Passenger ticket revenues comprised 72.6% of our 2013 total revenues.  Passenger ticket revenues increased by $113.1 million, or 2.6%, to $4.4 billion in 2013 from $4.3 billion in 2012.  The increase was primarily due to:

•                  an increase in ticket prices driven by greater demand for European sailings, which was partially offset by the impact of the unscheduled drydocks for Celebrity Millennium and Grandeur of the Seas, all of which resulted in a $89.4 million increase in passenger ticket revenues; and

•                  a 1.1% increase in capacity, which increased passenger ticket revenues by $46.9 million.

The increase was partially offset by:

•                  the unfavorable effect of changes in foreign currency exchange rates related to our revenue transactions denominated in currencies other than the United States dollar of approximately $23.3 million.

The remaining 27.4% of 2013 total revenues was comprised of onboard and other revenues, which increased $110.8 million, or 7.1%, to $1.7 billion in 2013 from $1.6 billion in 2012.  The increase was primarily due to:

•                  a $79.9 million increase in onboard revenue primarily due to higher spending on a per passenger basis, additional revenue generating opportunities as a result of our ship revitalization projects and itinerary changes. Onboard and other revenues included concession revenues of $233.1 million in 2013 and $213.3 million in 2012;

•                  a $17.9 million increase in revenues related to Pullmantur’s travel agency network and air charter business due to an increase in air and cruise charters and the addition of new tour packages; and

•                  a $14.9 million increase attributable to the 1.1% increase in capacity noted above.

Cruise Operating Expenses

Total cruise operating expenses increased $123.2 million, or 3.2%, to $4.0 billion from $3.9 billion in 2012.  The increase was primarily due to:

•                  a $18.6 million increase in crew expenses related to higher medical expenses and, to a lesser extent, an increase in crew movement related to deployment changes;

•                  a $12.8 million increase in per passenger food expenses due to our new culinary initiatives and itinerary changes;

•                  a $11.6 million increase in shore excursion expenses attributable to itinerary changes;

•                  a $11.5 million increase in indirect operating expenses mainly due to the 2012 gain from the sale of Oceanic which did not recur in 2013;

•                  a $8.9 million increase in expenses related to Pullmantur’s travel agency network and air charter business noted above; and

•                  a $40.6 million increase attributable to the 1.1% increase in capacity noted above.

Marketing, Selling and Administrative Expenses

Marketing, selling and administrative expenses for 2013 increased $25.9 million, or 3.4%, to $781.9 million in 2013 from $756.0 million in 2012.  The increase was primarily due to an increase in advertising expenses and in costs associated with technological innovations.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for 2013 increased $22.1 million or 4.1% to $564.1 million from $542.0 million in 2012.  The increase was primarily due to the addition of Celebrity Reflection which entered service in October 2012.  The increase was partially offset by the favorable effect of changes made in the first quarter of 2013 to the estimated useful lives and associated residual values for five ships of approximately $7.2 million.

Restructuring and related charges

We incurred charges of approximately $13.9 million in the nine months ended September 30, 2013, as a result of the initiatives we implemented related to a broad profitability improvement program.

Other Income (Expense)

Interest expense, net of interest capitalized, decreased $10.0 million, or 3.8%, to $256.7 million in 2013 from $266.7 million in 2012.  The decrease was due to lower interest rates partially offset by a higher average debt level.

Extinguishment of unsecured senior notes, decreased $3.3 million, or 43.8%, to $4.2 million in 2013 compared to $7.5 million in 2012.  The decrease is due to a lower amount of notes repurchased during 2013 partially offset by a higher premium paid in connection with the 2013 repurchases.

Other expense decreased $9.1 million, or 60.2%, to $6.0 million in 2013 compared to $15.2 million for the same period in 2012.  This change was primarily due to income of $25.3 million from our equity method investments in 2013 as compared to income of $15.8 million in 2012.

Net Yields

Net Yields increased 2.6% in 2013 compared to 2012 primarily due to an increase in ticket prices, onboard revenue and Pullmantur’s travel agency network and air charter business noted above.  Net Yields increased 2.9% in 2013 compared to 2012 on a Constant Currency basis.

Net Cruise Costs

Net Cruise Costs increased 2.8% in 2013 compared to 2012 primarily due to the increase in crew expenses, food expenses, indirect operating expenses and expenses related to Pullmantur’s travel agency network and air charter business, noted above.  Net Cruise Costs per APCD increased 1.7% in 2013 compared to 2012.  Net Cruise Costs per APCD on a Constant Currency basis increased 1.6% in 2013 compared to 2012.

Net Cruise Costs Excluding Fuel

Net Cruise Costs Excluding Fuel per APCD increased 2.0% in 2013 compared to 2012 and increased 1.8% in 2013 compared to 2012 on a Constant Currency basis.

Recently Adopted, and Future Application of, Accounting Standards

Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements for further information on Recently Adopted Accounting Standards and Recent Accounting Pronouncements.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash flow generated from operations provides us with a significant source of liquidity. Net cash provided by operating activities remained consistent at $1.2 billion. The primary drivers for the first nine months of 2013 include cash provided by operating activities primarily attributable to a $327.3 million increase in cash receipts from customer deposits and an increase of approximately $67.3 million in cash receipts from onboard spending, mostly offset by $69.7 million of cash received on the settlement of derivative financial instruments in 2012 which did not recur in 2013 and the timing of payments to vendors in 2013 as compared to 2012.

Net cash used in investing activities was $578.4 million for the first nine months of 2013 compared to $383.3 million for the same period in 2012. During the first nine months of 2013, our use of cash was primarily related to capital expenditures of $534.0 million, up from $429.3 million for the same period in 2012. We also invested $60.4 million in unconsolidated affiliates during 2013. In addition, during 2013 we paid $8.5 million on settlements on our foreign currency forward contracts, compared to proceeds of $19.1 million during 2012.

Net cash used in financing activities was $637.6 million for the first nine months of 2013 compared to $801.5 million for the same period in 2012. This change was primarily due to an increase of $604.5 million in debt proceeds, partially offset by an increase of $458.0 million in repayments of debt. The increase in debt proceeds was primarily due to borrowings of $1.0 billion on our revolving credit facilities during the first nine months of 2013 as compared to $625.0 million in the same period in 2012. In addition, we borrowed $476.0 million from an unsecured term loan facility during the nine months ended September 30, 2013 as compared to $290.0 million borrowed in the same period in 2012. The increase in repayments of debt was primarily due to the payment at maturity of $550.0 million of unsecured senior notes due 2013 and an increase of $330.0 million in repayments on unsecured revolving credit facilities, partially offset by the decrease in the amount paid related to the extinguishments of unsecured senior notes.

Future Capital Commitments

Our future capital commitments consist primarily of new ship orders.  As of September 30, 2013, we had three Quantum-class ships and one Oasis-class ship on order for our Royal Caribbean International brand with an aggregate capacity of approximately 17,850 berths.

As of September 30, 2013, the aggregate cost of our ships on order was approximately $4.7 billion, of which we had deposited $335.7 million as of such date.  Approximately 45.0% of the aggregate cost was exposed to fluctuations in the euro exchange rate at September 30, 2013.  In October 2013, we entered into foreign currency forward contracts to hedge additional amounts related to the cost of our ships on order denominated in euros. As of the date of this filing, approximately 36.7% of the aggregate cost was exposed to fluctuations in the euro exchange rate.  (See Note 7. Commitments and Contingencies and Note 10. Fair Value Measurements and Derivative Instruments to our consolidated financial statements under Item 1. Financial Statements).

As of September 30, 2013, we anticipate overall full year capital expenditures will be approximately $0.7 billion for 2013, $1.2 billion for 2014, $1.2 billion for 2015 and $2.0 billion for 2016.

Contractual Obligations

As of September 30, 2013, our contractual obligations were as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Operating Activities:
Operating lease obligations(1)(2)	$602,470	$63,874	$117,887	$105,242	$315,467
Interest on long-term debt(3)	1,116,091	234,085	337,024	186,696	358,286
Other(4)	728,183	177,780	256,873	193,728	99,802
Investing Activities:
Ship purchase obligations(5)	3,744,364	240,113	3,504,251	—	—
Financing Activities:
Long-term debt obligations (6)	7,870,896	1,935,154	2,146,811	1,703,946	2,084,985
Capital lease obligations (7)	52,865	7,695	10,430	5,642	29,098
Other (8)	93,094	29,230	44,013	17,092	2,759
Total	$14,207,963	$2,687,931	$6,417,289	$2,212,346	$2,890,397

(1)         We are obligated under noncancelable operating leases primarily for a ship, offices, warehouses and motor vehicles. Amounts represent contractual obligations with initial terms in excess of one year.

(2)         Under the Brilliance of the Seas lease agreement, we may be required to make a termination payment of approximately £65.4 million, or approximately $105.9 million based on the exchange rate at September 30, 2013, if the lease is canceled in 2020.  This amount is included in the more than 5 years column.

(3)         Long-term debt obligations mature at various dates through fiscal year 2027 and bear interest at fixed and variable rates. Interest on variable-rate debt is calculated based on forecasted debt balances, including interest swapped using the applicable rate at September 30, 2013.  Debt denominated in other currencies is calculated based on the applicable exchange rate at September 30, 2013.

(4)         Amounts represent future commitments with remaining terms in excess of one year to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts.

(5)         Amounts do not include potential obligations which remain subject to cancellation at our sole discretion.

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

Off-Balance Sheet Arrangements

In July 2002, we entered into an operating lease denominated in British pound sterling for the Brilliance of the Seas.  The lease payments vary based on sterling LIBOR and are included in other operating expenses in our consolidated statements of comprehensive income (loss). Brilliance of the Seas lease expense amounts were approximately ₤3.1 million and ₤3.5 million, or approximately $4.8 million and $5.5 million, for the quarter ended September 30, 2013 and September 30, 2012, respectively, and were approximately ₤9.2 million and ₤11.5 million, or approximately $14.1 million and $18.3 million for the nine months ended September 30, 2013 and September 30, 2012, respectively. The lease has a contractual life of 25 years; however, both the lessor and we have certain rights to cancel the lease at year 18 (i.e. 2020) upon advance notice given approximately one year prior to cancellation.  In the event of early termination at year 18, we have the option to cause the sale of the vessel at its fair value and to use the proceeds towards the applicable termination payment.  Alternatively, we could opt at such time to make a termination payment of approximately ₤65.4 million, or approximately $105.9 million based on the exchange rate at September 30, 2013 and relinquish our right to cause the sale of the vessel.  Under current circumstances we do not believe early termination of this lease is probable.

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

In connection with the sale of Celebrity Mercury in February 2011, we and TUI AG have each guaranteed repayment of 50% of an €180.0 million amortizing bank loan provided to TUI Cruises which is due 2016.  As of September 30, 2013, €139.5 million, or approximately $188.8 million based on the exchange rate at September 30, 2013, remains outstanding.  Based on current facts and circumstances, we do not believe potential obligations under this guarantee are probable.

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

We had a working capital deficit of $3.8 billion as of September 30, 2013 as compared to a working capital deficit of $3.2 billion as of December 31, 2012.  Included within our working capital deficit is $1.9 billion and $1.5 billion of current portion of long-term debt as of September 30, 2013 and December 31, 2012, respectively.  The increase in working capital deficit was primarily due to the increase in current maturities of long-term debt.  Similar to others in our industry, we operate with a substantial working capital deficit.  This deficit is mainly attributable to the fact that, under our business model, a vast majority of our passenger ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts remain a current liability until the sailing date. The cash generated from these advance receipts is used interchangeably with cash on hand from other sources, such as our revolving credit facilities and other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future sailing or otherwise, pay down our revolving credit facilities, invest in long term investments or any other use of cash. In addition, we have a relatively low-level of accounts receivable and rapid turnover results in a limited investment in inventories.  We generate substantial cash flows from operations and our business model, along with our unsecured revolving credit facilities, has historically allowed us to maintain this working capital deficit and still meet our operating, investing and financing needs. We expect that we will continue to have working capital deficits in the future.

As of September 30, 2013, we have approximately $7.9 billion in long-term debt obligations, of which approximately $1.9 billion is due through September 30, 2014.  Also, we have approximately $745.1 million in contractual obligations, other than long-term debt, due through September 30, 2014.  We expect to fund these obligations through our existing liquidity and cash flows from operations.

As of September 30, 2013, we have on order three Quantum-class ships and one Oasis-class ship each of which has committed unsecured bank financing arrangements which include sovereign financing guarantees. Refer to Note 7. Commitments and Contingencies for further information.

In order to ensure that we have adequate liquidity over the next twelve months, we have entered into a series of refinancing transactions. During the third quarter of 2013, we entered into a credit agreement, which provides an unsecured term loan facility in an amount up to $380.0 million due August 2018. Additionally, since the beginning of the year, we have raised $345.0 million in additional revolving capacity, as follows. We amended and restated our $525.0 million unsecured revolving credit facility to $850.0 million and extended the termination date to August 2018.  In addition, we increased the capacity of our revolving credit facility due July 2016 by $20.0 million, bringing our total capacity under this facility to $1.1 billion.  As of September 30, 2013, we have an aggregate revolving borrowing capacity of $2.0 billion.  Refer to Note 4. Long-Term Debt for further information.

As of September 30, 2013, our liquidity was $2.6 billion, consisting of approximately $209.6 million in cash and cash equivalents and $2.4 billion available under our unsecured credit facilities. We anticipate that our cash flows from operations and our current financing arrangements, as described above, will be adequate to meet our capital expenditures and debt repayments over the next twelve-month period.

In September 2013, we repurchased $21.0 million of our 11.875% unsecured senior notes due 2015. Total consideration paid in connection with these repurchases, including premium and related fees and expenses, was $24.9 million resulting in a loss on the early extinguishment of debt of approximately $4.2 million which was immediately recognized in earnings. We may from time to time repurchase our debt in the open market, through debt tender offers, exchanges of debt securities, by exercising redemption rights or in privately negotiated transactions.  We may also refinance existing debt or exchange existing debt for newly issued debt obligations.

We are in the process of implementing a broad profitability improvement program aimed at increasing revenues and reducing expenses with a goal of further improving our returns on invested capital. There are numerous initiatives in connection with this program that are at different stages of implementation. One of those initiatives relates to realizing economies of scale and improving service delivery to our travel partners and guests by restructuring and consolidating our global sales, marketing and general and administrative structure.  During the third quarter of 2013, we moved forward with activities related to this initiative.  We expect to incur an estimated remaining amount of $26 million of cash outlays, mostly through the end of 2014, to complete this initiative.  We believe the cash outlays will be offset by increased cash inflows from the expected cost savings.

We also continue to implement a number of initiatives to reduce energy consumption and, by extension, fuel costs.  These include the design of more fuel efficient ships and the implementation of other hardware and energy efficiencies.

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

Debt Covenants

Certain of our financing agreements contain covenants that require us, among other things, to maintain minimum net worth of at least $5.9 billion, a fixed charge coverage ratio of at least 1.25x and limit our net debt-to-capital ratio to no more than 62.5%.  The fixed charge coverage ratio is calculated by dividing net cash from operations for the past four quarters by the sum of dividend payments plus scheduled principal debt payments in excess of any new financings for the past four quarters.  Our minimum net worth and maximum net debt-to-capital calculations exclude the impact of accumulated other comprehensive income (loss) on total shareholders’ equity. We are well in excess of all debt covenant requirements as of September 30, 2013.  The specific covenants and related definitions can be found in the applicable debt agreements, the majority of which have been previously filed with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

During the second quarter of 2013, we entered into interest rate swap agreements that effectively changed the interest rate on the $650.0 million unsecured senior notes due 2022, from a fixed rate of 5.25% to a LIBOR-based floating rate equal to LIBOR plus 3.63%, currently approximately 3.90%.  These interest rate swap agreements are accounted for as fair value hedges.

The notional amount of interest rate swap agreements related to outstanding debt and on our current unfunded financing arrangements as of September 30, 2013 and December 31, 2012 was $3.0 billion and $2.4 billion, respectively.

Foreign Currency Exchange Rate Risk

During the second quarter of 2013, we entered into foreign currency forward contracts to hedge €365.0 million of our €745.0 million 5.625% unsecured senior notes due January 2014. These foreign currency forward contracts are accounted for as cash flow hedges and mature in January 2014.

The notional amount of outstanding foreign exchange contracts including our forward contracts and collar options as of September 30, 2013 and December 31, 2012 was $2.1 billion and $1.2 billion, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2012, a consolidated amended complaint was filed in the U.S. District Court of the Southern District of Florida on behalf of a purported class of purchasers of our common stock during the period from October 26, 2010 through July 27, 2011 against the Company and certain of our current and former officers.  The complaint alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 as well as, in the case of the individual defendants, the control person provisions of the Securities Exchange Act.  We filed a motion to dismiss the complaint for failure to state a claim on April 9, 2012.  On April 18, 2013, the district judge granted our motion and ordered the case dismissed with prejudice.  Plaintiffs did not appeal this order and the case is now closed.

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

Item 6. Exhibits

3.1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2013).

10.1

Assignment and Amendment to the Credit Agreement, dated as of August 23, 2013, among the Company, the various financial institutions as are or shall become parties thereto and Nordea Bank Finland plc, New York Branch, as administrative agent for the lender parties Arranger (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2013).

10.2

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

10.3	Summary of Board of Directors Compensation*

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of the Senior Vice President, Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1

Certifications of the Chairman and Chief Executive Officer and the Senior Vice President, Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code**

*	Filed herewith
**	Furnished herewith

Interactive Data File

101                          The following financial statements from Royal Caribbean Cruises Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, as filed with the SEC on October 24, 2013, formatted in XBRL, as follows:

(i)                        the Consolidated Statements of Comprehensive Income (Loss) for the quarter ended September 30, 2013 and 2012;

(ii)                     the Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2013 and 2012;

(iii)                  the Consolidated Balance Sheets at September 30, 2013 and December 31, 2012;

(iv)                 the Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and

(v)                    the Notes to the Consolidated Financial Statements, tagged in summary and detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL CARIBBEAN CRUISES LTD.
(Registrant)

/s/ JASON T. LIBERTY
Jason T. Liberty
Senior Vice President,
Chief Financial Officer
Date: October 24, 2013	(Principal Financial Officer and duly authorized signatory)