Form 10-K
period 2013-12-31
ROYAL CARIBBEAN CRUISES LTD
filed 2014-02-20
CIK 884887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the registrant's common stock at June 28, 2013 (based upon the closing sale price of the common stock on the New York Stock Exchange on June 28, 2013) held by those persons deemed by the registrant to be non-affiliates was approximately $5.8 billion. Shares of the registrant's common stock held by each executive officer and director and by each entity or person that, to the registrant's knowledge, owned 10% or more of the registrant's outstanding common stock as of June 28, 2013 have been excluded from this number in that these persons may be deemed affiliates of the registrant. This determination of possible affiliate status is not necessarily a conclusive determination for other purposes.
There were 221,215,079 shares of common stock outstanding as of February 13, 2014.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement relating to its 2014 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

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

Item 1. Business.

General

Royal Caribbean was founded in 1968 as a partnership. Its corporate structure evolved over the years and the current parent corporation, Royal Caribbean Cruises Ltd., was incorporated on July 23, 1985 in the Republic of Liberia under the Business Corporation Act of Liberia.

We are the world’s second largest cruise company. We own Royal Caribbean International, Celebrity Cruises, Pullmantur, Azamara Club Cruises, CDF Croisières de France and a 50% joint venture interest in TUI Cruises. Together, these six brands operate a combined 41 ships in the cruise vacation industry with an aggregate capacity of approximately 98,750 berths as of December 31, 2013.

Our ships operate on a selection of worldwide itineraries that call on approximately 490 destinations on all seven continents. In addition to our headquarters in Miami, Florida, we have offices and a network of international representatives around the world which primarily focus on our global guest sourcing.

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

We believe our global brands possess the versatility to enter multiple cruise market segments within the cruise vacation industry. Although each of our brands has its own marketing style as well as ships and crews of various sizes, the nature of the products sold and services delivered by our brands share a common base (i.e., the sale and provision of cruise vacations). Our brands also have similar itineraries as well as similar cost and revenue components. In addition, our brands source passengers from similar markets around the world and operate in similar economic environments with a significant degree of commercial overlap. As a result, we strategically manage our brands as a single business with the ultimate objective of maximizing long-term shareholder value.

Royal Caribbean International

We currently operate 21 ships with an aggregate capacity of approximately 59,650 berths under our Royal Caribbean International brand, offering cruise itineraries that range from two to 18 nights. In the fourth quarter of 2014, Royal Caribbean International is scheduled to take delivery of the 4,150 berth Quantum of the Seas, its first newbuild since 2010 and the first of a new generation of cruise ships. In addition, we currently have three other ships on order for our Royal Caribbean International brand with an aggregate capacity of approximately 13,700 berths. These include our third Oasis-class ship, which is scheduled to enter service in the second quarter of 2016 and the second and third Quantum-class ships which are scheduled to enter service in the second quarter of 2015 and the second quarter of 2016. Royal Caribbean International offers a variety of itineraries to destinations worldwide, including Alaska, Asia, Australia, Bahamas, Bermuda, Canada, the Caribbean, Europe, the Panama Canal, South America and New Zealand.

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

Royal Caribbean International has a vessel revitalization program designed to incorporate certain of the most popular features of our newer ships across the fleet. From 2011 to 2013, a total of 12 ships have been revitalized under this program. An additional two ships are scheduled for revitalization in 2014.

Celebrity Cruises

We currently operate 11 ships with an aggregate capacity of approximately 24,900 berths under our Celebrity Cruises brand, offering cruise itineraries that range from three to 18 nights. Celebrity Cruises offers a variety of itineraries to popular destinations, including Alaska, Asia, Australia, Bermuda, Canada, the Caribbean, Europe, Hawaii, New Zealand, the Panama Canal and South America.

Celebrity Cruises is positioned within the premium segment of the cruise vacation industry. Celebrity Cruises’ strategy is to target experienced cruisers and quality and service oriented new cruisers by delivering a destination-rich experience onboard upscale ships that offer, among other things, luxurious accommodations, a high staff-to-guest ratio, fine dining, personalized service and extensive spa facilities. The brand has a vessel revitalization program in order to incorporate well-received concepts from its Solstice-class ships.

Azamara Club Cruises

We currently operate two ships with an aggregate capacity of approximately 1,400 berths under our Azamara Club Cruises brand, offering cruise itineraries that range from four to 18 nights. Azamara Club Cruises is designed to serve the up-market segment of the North American, United Kingdom and Australian markets. The up-market segment incorporates elements of the premium segment and the luxury segment which is generally characterized by smaller ships, high standards of accommodation and service, higher prices and exotic itineraries.

Azamara Club Cruises’ strategy is to deliver distinctive destination experiences through unique itineraries with more overnights and longer stays as well as thorough tours allowing guests to experience the destination in more depth. Azamara Club Cruises’ focus is to attract experienced travelers who are looking for more comprehensive destination experiences, and who seek a more intimate onboard experience and a high level of service. In furtherance of this strategy, Azamara Club Cruises includes as part of the base price of the cruise certain complimentary onboard services, amenities and activities which are not normally included in the base price of most other cruise lines. Azamara Club Cruises sails in Asia, Northern and Western Europe, the Mediterranean, South and Central America, the less-traveled islands of the Caribbean and North America.

Pullmantur

During 2013, we operated four ships with an aggregate capacity of approximately 7,650 berths under our Pullmantur brand, offering cruise itineraries that ranged from four to 12 nights throughout South America, the Caribbean and Europe. One of these ships, Zenith, was redeployed from Pullmantur to CDF Croisières de France in January 2014. Pullmantur serves the contemporary segment of the Spanish, Portuguese and Latin American cruise markets. Pullmantur's strategy is to attract cruise guests from these target markets by providing a variety of cruising options and onboard activities directed at couples and families traveling with children. Over the last few years, Pullmantur has systematically increased its focus on Latin America. In recognition of this, Pullmantur recently opened a regional head office in Panama to place the operating management closer to its largest and fastest growing market.

In order to facilitate Pullmantur's ability to focus on its core cruise business, in December 2013, Pullmantur reached an agreement to sell the majority of its interest in its land-based tour operations, travel agency and Pullmantur Air, the closing of which is subject to customary closing conditions. In connection with the agreement, we will retain a 19% interest in the non-core businesses. We will retain ownership of the Pullmantur aircraft which will be dry leased to Pullmantur Air.

CDF Croisières de France

In January 2014, we redeployed Zenith from Pullmantur to CDF Croisières de France. As a result, as of January 2014, we operate two ships with an aggregate capacity of approximately 2,750 berths under our CDF Croisières de France brand. During the summer of 2014, CDF Croisières de France will operate both ships in Europe and, for the first time, the brand will operate in the Caribbean during the winter of 2014. In addition, CDF Croisières de France offers seasonal itineraries to the Mediterranean. CDF Croisières de France is designed to serve the contemporary segment of the French cruise market by providing a brand tailored for French cruise guests.

TUI Cruises

TUI Cruises is designed to serve the contemporary and premium segments of the German cruise market by offering a product tailored for German guests. All onboard activities, services, shore excursions and menu offerings are designed to suit the preferences of this target market. TUI Cruises operates two ships, Mein Schiff 1 and Mein Schiff 2, with an aggregate capacity of approximately 3,800 berths. In addition, TUI Cruises has two ships on order, each with a capacity of 2,500 berths, scheduled for delivery in the second quarter of 2014 and second quarter of 2015. TUI Cruises is a joint venture owned 50% by us and 50% by TUI AG, a German tourism and shipping company that also owns 51% of TUI Travel, a British tourism company.

Industry

Cruising is considered a well-established vacation sector in the North American market, a growing sector over the long-term in the European market and a developing but promising sector in several other emerging markets.

Industry data indicates that market penetration rates are still low and that a significant portion of cruise guests carried are first-time cruisers. We believe this presents an opportunity for long-term growth and a potential for increased profitability.

The following table details market penetration rates for North America and Europe computed based on the number of annual cruise guests as a percentage of the total population:

Year	North America(1)	Europe(2)
2009	3.0%	1.0%
2010	3.1%	1.1%
2011	3.4%	1.1%
2012	3.3%	1.2%
2013	3.4%	1.2%

(1)
Source: International Monetary Fund and Cruise Line International Association based on cruise guests carried for at least two consecutive nights for years 2009 through 2012. Year 2013 amounts represent our estimates. Includes the United States of America and Canada.

(2)	Source: International Monetary Fund and CLIA Europe, formerly European Cruise Council, for years 2009 through 2012. Year 2013 amounts represent our estimates.

We estimate that the global cruise fleet was served by approximately 436,000 berths on approximately 269 ships at the end of 2013. There are approximately 26 ships with an estimated 71,000 berths that are expected to be placed in service in the global cruise market between 2014 and 2018, although it is also possible that ships could be ordered or taken out of service during these periods. We estimate that the global cruise industry carried 21.3 million cruise guests in 2013 compared to 20.9 million cruise guests carried in 2012 and 20.2 million cruise guests carried in 2011.

The following table details the growth in global weighted average berths and the global, North American and European cruise guests over the past five years:

Year	Weighted-Average Supply of Berths Marketed Globally(1)	Royal Caribbean Cruises Ltd. Total Berths	Global Cruise Guests(1)	North American Cruise Guests(2)	European Cruise Guests (3)
2009	363,000	84,050	17,340,000	10,198,000	5,000,000
2010	391,000	92,300	18,800,000	10,781,000	5,540,000
2011	412,000	92,650	20,227,000	11,625,000	5,894,000
2012	425,000	98,650	20,898,000	11,640,000	6,139,000
2013	432,000	98,750	21,300,000	11,816,000	6,399,000
_______________________________________________________________________________

(1)
Source: Our estimates of the number of global cruise guests and the weighted-average supply of berths marketed globally are based on a combination of data that we obtain from various publicly available cruise industry trade information sources including Seatrade Insider, Cruise Industry News and Cruise Line International Association (“CLIA”). In addition, our estimates incorporate our own statistical analysis utilizing the same publicly available cruise industry data as a base.

(2)
Source: Cruise Line International Association based on cruise guests carried for at least two consecutive nights for years 2009 through 2012. Year 2013 amounts represent our estimates (see number 1 above). Includes the United States of America and Canada.

(3)	Source: CLIA Europe, formerly European Cruise Council, for years 2009 through 2012. Year 2013 amounts represent our estimates (see number 1 above).

North America

The majority of cruise guests are sourced from North America, which represented approximately 56% of global cruise guests in 2013. The compound annual growth rate in cruise guests sourced from this market was approximately 3.2% from 2009 to 2013.

Europe

Cruise guests sourced from Europe represented approximately 30% of global cruise guests in 2013. The compound annual growth rate in cruise guests sourced from this market was approximately 6.0% from 2009 to 2013.

Other Markets

In addition to expected industry growth in North America and Europe, we expect the Asia/Pacific region to demonstrate an even higher growth rate in the near term, although it will continue to represent a relatively small sector compared to North America and Europe. Based on industry data, cruise guests sourced from the Asia/Pacific region represented approximately 4.5% of global cruise guests in 2013. The compound annual growth rate in cruise guests sourced from this market was approximately 15% from 2011 to 2013.

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

•
strategically invest in our fleet through the revitalization and maintenance of existing ships and the transfer of key innovations across each brand, while prudently expanding our fleet with new state-of-the-art cruise ships,

•
capitalize on the portability and flexibility of our ships by deploying them into those markets and itineraries that provide opportunities to optimize returns, while continuing our focus on existing key markets,

•	further enhance our technological capabilities to service customer preferences and expectations in an innovative manner, while supporting our strategic focus on profitability, and

•	maintain strong relationships with travel agencies, which continue to be the principal industry distribution channel, while enhancing our consumer outreach programs.

Safety, Environment and Health policies

We are committed to protecting the safety, environment and health of our guests, employees and others working on our behalf. We are also committed to protecting the marine environment and communities in which we operate. As part of this commitment, our Safety, Environment and Health Department oversees our maritime safety, global security, environmental stewardship and medical/public health activities. Our dedication to these areas is guided by a Maritime Advisory Board of experts and overseen by the Safety, Environment and Health Committee of our Board of Directors. We publicly share our safety, environment and health performance through our annual Stewardship Report and through our report under the Global Reporting Initiative, each of which can be accessed on our brand websites. Our brand websites also provide information about our Environmental Performance Goals and our voluntary reporting of onboard security incidents. The foregoing information contained on our websites is not a part of any of these reports and is not incorporated by reference herein or in any other report or document we file with the Securities and Exchange Commission.

Human capital

We believe that our employees, both shipboard and shoreside, are a critical success factor for our business. We strive to identify, hire, develop, motivate, and retain the best employees, with backgrounds and perspectives as diverse as our guest base. Attracting, engaging, and retaining key employees has been and will remain critical to our success.

We continue our focus on providing our employees with a competitive compensation structure, development and other personal and professional growth opportunities in order to strengthen and support our human capital. We also seek to select, develop and retain leaders to advance the enterprise now and in the future. To that end, we pay special attention to identifying high performing potential leaders and developing deep bench strength so these leaders can assume leadership roles throughout the organization. We strive to maintain a work environment that reinforces collaboration, motivation and innovation, and believe that maintaining our vibrant and distinctive culture is critical to the growth of our business.

Consumer engagement

We place a strong focus on identifying the needs of our guests and creating product features that our customers value. We are focused on targeting high-value guests by better understanding consumer data and insights and creating communication strategies that best resonate with our target audiences.

We interact with customers across all touch points and seek to identify underlying needs for which guests are willing to pay a premium. We rely on various programs prior to, during and after a cruise vacation aimed at increasing our ticket prices, onboard revenues and occupancy. We have strategically invested in a number of projects onboard our ships, including the implementation of new onboard revenue initiatives that we believe drive profitability and improve the guest experience.

Global awareness and market penetration

We increase brand awareness and market penetration of our cruise brands in various ways, including through the use of communication strategies and marketing campaigns designed to emphasize the unique qualities of each brand and to broaden the awareness of the brand, especially among the brand target customer groups. Our marketing strategies include the use of traditional media, social media, brand websites and travel agencies. Our brands engage past and potential guests by collaborating with travel partners and through call centers, international offices and international representatives. In addition, Royal Caribbean International, Celebrity Cruises and Azamara Club Cruises target repeat guests with exclusive benefits offered through their respective loyalty programs.

We also increase brand awareness across all of our brands through travel agencies who generate the majority of our bookings. We are committed to further developing and strengthening this very important distribution channel by continuing to focus the travel agents on the unique qualities of each of our brands.

We sell and market our global brands, Royal Caribbean International, Celebrity Cruises and Azamara Club Cruises, to guests outside of North America through our offices in the United Kingdom, France, Germany, Norway, Italy, Spain, Singapore, China, Brazil, Australia and Mexico. We believe that having a local presence in these markets provides us with the ability to react more quickly to local market conditions and better understand our consumer base in each market. We further extend our geographic reach with a network of 36 independent international representatives located throughout the world covering 112 countries. Historically, our focus has been to primarily source guests for our global brands from North America. Over the last several years, we have continued to expand our focus on selling and marketing our cruise brands to guests in countries outside of North America by tailoring itineraries and onboard product offerings to the cultural characteristics and preferences of our international guests. In addition, we explore opportunities that may arise to acquire or develop brands tailored to specific markets.

Passenger ticket revenues generated by sales originating in countries outside of the United States were approximately 48% of total passenger ticket revenues in 2013 and 49% in 2012 and 2011. International guests have grown from approximately 1.5 million in 2009 to approximately 2.3 million in 2013.

Cost efficiency, operating expenditures and adequate cash and liquidity

We continue our commitment to identify and implement cost containment initiatives. Our most recent initiatives relate to realizing economies of scale and improving service delivery to our travel partners and guests by restructuring and consolidating our global sales, marketing, general and administrative structure. We also continue our initiatives to reduce energy consumption and, by extension, fuel costs. These include the design of more fuel-efficient ships as well as the implementation of more efficient hardware, including propulsion and cooling systems incorporating energy efficiencies.

We are focused on maintaining a strong liquidity position, reducing our debt and improving our credit metrics. In addition, we continue to pursue our long-term objective of returning our credit ratings to investment grade. We believe these strategies enhance our ability to achieve our overall goal of maximizing our return on invested capital and long-term shareholder value.

Fleet revitalization, maintenance and expansion

We place a strong focus on product innovation, which we seek to achieve by introducing new concepts on our new ships and continuously making improvements to our fleet. Several of these innovations have become signature elements of our brands, such as the “Royal Promenade” (a boulevard with shopping, dining and entertainment venues) for the Royal Caribbean International brand and enhanced design features found on our Solstice-class ships for the Celebrity Cruises brand.

We are committed to building state-of-the-art ships and our brands, including our 50% joint venture TUI Cruises, currently have signed agreements for the construction of six new ships. These consist of three Quantum-class ships which are scheduled to enter service in the fourth quarter of 2014 and the second quarters of 2015 and 2016, one Oasis-class ship, which is scheduled to enter service in the second quarter of 2016, and two ships of a new generation for TUI Cruises, which are scheduled to enter service in the second quarters of 2014 and 2015. These additions are expected to increase our passenger capacity by approximately 22,850 berths by December 31, 2016, or approximately 23.1%, as compared to our capacity as of December 31, 2013. We continuously evaluate opportunities to order new ships, purchase existing ships or sell ships in our current fleet.

Our revitalization and maintenance programs enable us to incorporate many of our latest signature innovations throughout the brand fleet and allow us to benefit from economies of scale by leveraging our suppliers. Ensuring consistency across our fleet provides us with the flexibility to redeploy our ships among our brand portfolio.

Markets and itineraries

In an effort to penetrate untapped markets, diversify our consumer base and respond to changing economic and geopolitical market conditions, we continue to seek opportunities to optimally deploy ships to new and stronger markets and itineraries throughout the world. The portability of our ships allows us to readily deploy our ships to meet demand within our existing cruise markets. We make deployment decisions with the goal of optimizing the overall profitability of our portfolio, with these decisions generally made 12 to 18 months in advance. Additionally, the infrastructure investments we have made in creating a flexible global sourcing model has made our brand relevant in a number of markets around the world, which allows us to be opportunistic and source the highest yielding guests for our itineraries.

Our ships offer a wide selection of itineraries that call on approximately 490 destinations in 103 countries, spanning all seven continents. We are focused on obtaining the best possible long-term shareholder returns by operating in established markets while growing our presence in developing markets. New capacity allows us to expand into new markets and itineraries. Our brands have expanded their mix of itineraries while strengthening our ability to further penetrate the Asian, Australian, Caribbean, and Latin American markets. Additionally, in order to capitalize on the summer season in the Southern Hemisphere and mitigate the impact of the winter weather in the Northern Hemisphere, our brands have focused on deployment in Australia and Latin America during that period.

In an effort to secure desirable berthing facilities for our ships, and to provide new or enhanced cruise destinations for our guests, we actively assist or invest in the development or enhancement of certain port facilities and infrastructure, including mixed-use commercial properties, located in strategic ports of call. Generally, we collaborate with local, private or governmental entities by providing management and/or financial assistance and often enter into long-term port usage arrangements. Our participation in these efforts is generally accomplished via investments with the relevant government authority and/or various other strategic partnerships established to develop and/or operate the port facilities, by providing direct development and management expertise or in certain limited circumstances, by providing direct or indirect financial support. In exchange for our involvement, we generally secure preferential berthing rights for our ships.

Technological capabilities

The need to develop and use innovative technology is increasingly important. Technology is a pervasive part of virtually every business process we use to support our strategic focus and provide a quality experience to our customers before, during and after their cruise. Moreover, as the use of our various websites and social media platforms continue to increase along with the increasing use of technology onboard our ships by both our guests and crew, we continually need to upgrade our systems, infrastructure and technologies to facilitate this growth. As a result, we have launched several new initiatives, which included among other improvements, revamped websites, new vacation packaging capabilities, support of mobile apps and increased bandwidth onboard our ships helping our guests remain well-connected while at sea.

To support our strategic focus on improving revenue yields, we began to implement new capabilities to improve our revenue management systems and decision support processes in advance of our WAVE season (traditionally the first two months of the year where cruise lines experience disproportionately higher volume cruise sales). As part of this effort, we have introduced new price optimization tools and pricing and promotion management capabilities in our reservations system. We also provided our sales force with new tools to better support our travel agents.

Travel agency support and direct business

Travel agencies continue to be the primary source of ticket sales for our ships. We believe in the value of this distribution channel and invest heavily in maintaining strong relationships with our travel partners. To accomplish this goal, we seek to ensure that our commission rates and incentive structures remain competitive with the marketplace. We provide brand dedicated sales representatives who serve as advisors to our travel partners. We also provide trained customer service representatives, call centers and online training tools.

To support our direct sales initiatives, we have established a Consumer Outreach department which allows consumers 24-hour access to our vacation planners, group vacation planners and customer service agents in our call centers. In addition, we maintain and invest in our websites, including mobile applications and mobile websites, which allow guests to directly plan, book and customize their cruise, as well as encourage guests to book their next cruise vacations onboard our ships.

Guest Services

We offer to handle virtually all travel aspects related to guest reservations and transportation, including arranging guest pre- and post-hotel stay arrangements and air transportation.

Royal Caribbean International, Celebrity Cruises and Azamara Club Cruises offer rewards to their guests through their loyalty programs, Crown & Anchor Society, Captain’s Club and Le Club Voyage, respectively, to encourage repeat business. Crown & Anchor Society has over 7.8 million members worldwide. Captain’s Club and Le Club Voyage have 2.5 million members combined worldwide. Members earn increasing membership status by accumulating cruise points or credits, depending on the brand, which may be redeemed on future sailings. Members are awarded points or credits in proportion to the number of cruise days and stateroom category. The loyalty programs provide certain tiers of membership benefits which can be redeemed by guests after accumulating the number of cruise points or credits specified for each tier. In addition, upon achieving a certain level of cruise points or credits, members benefit from reciprocal membership benefits across all of our loyalty programs. Examples of the rewards available under our loyalty programs include, but are not limited to, priority ship embarkation, priority waitlist for shore excursions, complimentary laundry service, complimentary internet, booklets with onboard discount offers, upgraded bathroom amenities, private seating on the pool deck, ship tours and, in the case of our most loyal guests who have achieved the highest levels of cruise points or credits, complimentary cruises. We regularly work to enhance each of our loyalty programs by adding new features and amenities in order to reward our repeat guests.

Operations

Cruise Ships and Itineraries

As of December 31, 2013, our brands, including our 50% joint venture TUI Cruises, operate 41 ships with a selection of worldwide itineraries ranging from two to 23 nights that call on approximately 490 destinations.

The following table presents summary information concerning the ships we will operate in 2014 under these six cruise brands and their geographic areas of operation based on 2014 itineraries (subject to change).

Ship	Year Ship Entered Service(1)	Approximate Berths	Primary Areas of Operation
Royal Caribbean International
Quantum of the Seas	2014	4,150	Bahamas, Eastern/Southern Caribbean
Allure of the Seas	2010	5,400	Eastern/Western Caribbean
Oasis of the Seas	2009	5,400	Eastern/Western Caribbean, Europe
Independence of the Seas	2008	3,600	Europe, Eastern/Western Caribbean
Liberty of the Seas	2007	3,600	Europe, Short Caribbean
Freedom of the Seas	2006	3,600	Eastern/Western Caribbean
Jewel of the Seas	2004	2,100	Southern Caribbean
Mariner of the Seas	2003	3,100	Asia
Serenade of the Seas	2003	2,100	Western Caribbean, Europe
Navigator of the Seas	2002	3,250	Western Caribbean
Brilliance of the Seas	2002	2,100	Europe, Western Caribbean, Canada
Adventure of the Seas	2001	3,100	Southern Caribbean, Europe
Radiance of the Seas	2001	2,100	Alaska, Australia/New Zealand
Explorer of the Seas	2000	3,100	Eastern/Southern Caribbean, Bermuda, Canada
Voyager of the Seas	1999	3,250	Asia, Australia/New Zealand
Vision of the Seas	1998	2,000	Western Caribbean, Short Caribbean, Southern Caribbean, Bermuda
Enchantment of the Seas	1997	2,250	Bahamas
Rhapsody of the Seas	1997	2,000	Australia/New Zealand, Alaska
Grandeur of the Seas	1996	1,950	Southern/Eastern/Western Caribbean, Bermuda, Canada
Splendour of the Seas	1996	1,800	Europe, Brazil
Legend of the Seas	1995	1,800	Europe, Eastern/Southern Caribbean, Panama Canal
Majesty of the Seas	1992	2,350	Bahamas
Celebrity Cruises
Celebrity Reflection	2012	3,000	Europe, Eastern/Western Caribbean
Celebrity Silhouette	2011	2,850	Europe, Eastern/Western Caribbean
Celebrity Eclipse	2010	2,850	Europe, Southern Caribbean
Celebrity Equinox	2009	2,850	Europe, Eastern/Western/Southern Caribbean
Celebrity Solstice	2008	2,850	Alaska, Australia/New Zealand
Celebrity Constellation	2002	2,150	Short Caribbean, Eastern Caribbean, Europe
Celebrity Summit	2001	2,150	Southern Caribbean, Bermuda, Canada
Celebrity Infinity	2001	2,150	Europe, Panama Canal, S. America
Celebrity Millennium	2000	2,150	Alaska, Asia, Panama Canal
Celebrity Century	1995	1,800	Alaska, Hawaii, Panama Canal, Australia
Celebrity Xpedition(2)	2004	100	Galapagos Islands

Ship	Year Ship Entered Service(1)	Approximate Berths	Primary Areas of Operation
Azamara Club Cruises
Azamara Quest(3)	2006	700	Europe, South/Central America, Asia
Azamara Journey(3)	2004	700	Europe, Asia, South America
Pullmantur(4)
Monarch of the Seas	1991	2,350	Southern Caribbean
Empress	1990	1,600	Europe, Brazil
Sovereign	1988	2,300	Europe, Brazil
CDF Croisières de France
Horizon(5)	2010	1,350	Europe, Southern Caribbean
Zenith(6)	1992	1,400	Europe, Brazil
TUI Cruises
Mein Schiff 3	2014	2,500	Europe, Canary Islands
Mein Schiff 2(7)	2011	1,900	Europe, Middle East
Mein Schiff 1(8)	2009	1,900	Europe, Southern Caribbean
Total		105,700
_______________________________________________________________________________

(1)	The year a ship entered service refers to the year in which the ship commenced cruise revenue operations for the Company, which is the same as the year the ship was built, unless otherwise noted.

(2)	Originally built in 2001.

(3)	Originally built in 2000.

(4)
Does not include Pullmantur’s Ocean Dream as it was delivered to an unrelated third party in April 2012 as part of a six-year bareboat charter agreement. The charter agreement provides a renewal option exercisable by the unrelated third party for an additional four years.

(5)	Originally built in 1990.

(6)	Zenith was redeployed from Pullmantur to CDF Croisières de France in January 2014.

(7)	Originally built in 1997.

(8)	Originally built in 1996.

Our brands, including our 50% joint venture, TUI Cruises, have six ships on order. Three ships on order are being built in Germany by Meyer Werft GmbH, two are being built in Finland by STX Finland and one will be built in France by STX France. The expected dates that our ships on order will enter service and their approximate berths are as follows:

Ship	Expected to Enter Service	Approximate Berths
Royal Caribbean International—
Quantum-class:
Quantum of the Seas	4th Quarter 2014	4,150
Anthem of the Seas	2nd Quarter 2015	4,150
Unnamed	2nd Quarter 2016	4,150
Oasis-class:
Unnamed	2nd Quarter 2016	5,400
TUI Cruises—
Mein Schiff 3	2nd Quarter 2014	2,500
Mein Schiff 4	2nd Quarter 2015	2,500
Total Berths		22,850

Seasonality

Our revenues are seasonal based on the demand for cruises. Demand is strongest for cruises during the Northern Hemisphere’s summer months and holidays. In order to mitigate the impact of the winter weather in the Northern Hemisphere and to capitalize on the summer season in the Southern Hemisphere, our brands have focused on deployment in Australia and Latin America during that period.

Passengers and Capacity

Selected statistical information is shown in the following table (see Description of Certain Line Items and Selected Operational and Financial Metrics under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, for definitions):

	Year Ended December 31,
	2013	2012	2011	2010	2009
Passengers Carried	4,884,763	4,852,079	4,850,010	4,585,920	3,970,278
Passenger Cruise Days	35,561,772	35,197,783	34,818,335	32,251,217	28,503,046
Available Passenger Cruise Days (APCD)	33,974,852	33,705,584	33,235,508	30,911,073	27,821,224
Occupancy	104.7%	104.4%	104.8%	104.3%	102.5%

Cruise Pricing

Our cruise ticket prices include accommodations and a wide variety of activities and amenities, including meals and entertainment. Prices vary depending on many factors including the destination, cruise length, stateroom category selected and the time of year the cruise takes place. Although we grant credit terms in select markets mainly outside of the United States, our payment terms generally require an upfront deposit to confirm a reservation, with the balance due prior to the sailing. During the selling period of a cruise, we continually monitor and adjust our cruise ticket prices for available guest staterooms based on demand, with the objective of maximizing net yields. In 2013, we launched new initiatives, which enable us to set pricing and leverage enhancements for the web and our reservation systems. During 2014, we will continue to develop and implement revenue management tools that we believe will enable us to better understand and react to the current demand and pricing environment. Historically, we have opened cruises for sale at least one year in advance and often as much as two years in advance. Our air transportation program is available in major cities around the world and prices vary by gateway and destination. Generally, air tickets are sold to guests at prices close to cost.

Passenger ticket revenues accounted for approximately 72% of total revenues in 2013 and approximately 73% of total revenues in 2012 and 2011. While none of our brands are currently charging fuel supplements, we have introduced temporary fuel supplements from time to time.

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

In conjunction with our cruise vacations, we offer pre- and post-cruise hotel packages to our Royal Caribbean International, Celebrity Cruises and Azamara Club Cruises guests. During 2013, we expanded the markets in which we sell our cruise vacation protection coverage, which provides guests with coverage for trip cancellation, medical protection and baggage protection. Onboard and other revenues accounted for approximately 28% of total revenues in 2013 and approximately 27% of total revenues in 2012 and 2011.

Segment Reporting

We operate five wholly-owned cruise brands, Royal Caribbean International, Celebrity Cruises, Azamara Club Cruises, Pullmantur and CDF Croisières de France. In addition, we have a 50% investment in a joint venture with TUI AG which operates the brand TUI Cruises. We believe our global brands possess the versatility to enter multiple cruise market segments within the cruise vacation industry. Although each of our brands has its own marketing style as well as ships and crews of various sizes, the nature of the products sold and services delivered by our brands share a common base (i.e., the sale and provision of cruise vacations). Our brands also have similar itineraries as well as similar cost and revenue components. In addition, our brands source passengers from similar markets around the world and operate in similar economic environments with a significant degree of commercial overlap. As a result, our brands (including TUI Cruises) have been aggregated as a single reportable segment based on the similarity of their economic characteristics, types of consumers, regulatory environment, maintenance requirements, supporting systems and processes as well as products and services provided. Our Chairman and Chief Executive Officer has been identified as the chief operating decision-maker and all significant operating decisions including the allocation of resources are based upon the analyses of the Company as one segment. (For financial information see Item 8. Financial Statements and Supplementary Data.)

Employees

As of December 31, 2013, we employed approximately 64,000 employees, including 57,000 shipboard employees as well as 6,200 full-time and 700 part-time employees in our shoreside operations. As of December 31, 2013, approximately 80% of our shipboard employees were covered by collective bargaining agreements.

Insurance

We maintain insurance on the hull and machinery of our ships, which includes additional coverage for disbursements, earnings and increased value, which are maintained in amounts related to the net book value of each ship. The coverage for each of the hull policies is maintained with syndicates of insurance underwriters from the British, Scandinavian, French, United States and other international insurance markets.

We maintain liability protection and indemnity insurance for each of our ships through either the United Kingdom Mutual Steam Ship Assurance Association (Bermuda) Limited or the Steamship Mutual Underwriting Association (Bermuda) Limited. Our protection and indemnity liability insurance is done on a mutual basis and we are subject to additional premium calls in amounts based on claim records of all members of the mutual protection and indemnity association. We are also subject to additional premium calls based on investment shortfalls experienced by the insurer.

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

Recent European Union regulations (effective December 31, 2012) and the 2002 Protocol to the Athens Convention (effective April 2014 for countries that have ratified the Protocol) both provide for substantial increases to the level of compulsory insurance which must be maintained by passenger ship operators. Compliance with these EU regulations has not had a material impact on operating costs and we do not expect that compliance with the 2002 Protocol, when it becomes effective, will have a material impact on our operating costs.

Trademarks

We own a number of registered trademarks related to the Royal Caribbean International, Celebrity Cruises, Azamara Club Cruises, Pullmantur and CDF Croisières de France cruise brands. The registered trademarks include the name “Royal Caribbean International” and its crown and anchor logo, the name “Celebrity Cruises” and its “X” logo, the name “Azamara Club Cruises” and its globe with an “A” logo, the names “Pullmantur Cruises” and “Pullmantur” and their logos, the name “CDF Croisières de France” and its logo, and the names of various cruise ships. We believe our trademarks are widely recognized throughout the world and have considerable value.

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

All of our operations and ships are regularly audited by various national authorities and maintain the required certificates of compliance with the ISM Code.

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

The Cruise Vessel Security and Safety Act of 2010, which applies to passenger vessels which embark or include port stops within the United States, requires the implementation of certain safety design features as well the establishment of practices for the reporting of and dealing with allegations of crime. The cruise industry supported this legislation and we believe that our internal standards are generally as strict or stricter than the law requires. A few provisions of the law call for regulations which have not yet been issued. We expect the U.S. Coast Guard to issue these regulations in 2014. While we cannot predict the full scope of such regulations, we believe we already meet or exceed the requirements of the act and do not expect any material costs due implementing these regulations.

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
Our ships are subject to the International Maritime Organization’s (‘‘IMO’’) regulations under the International Convention for the Prevention of Pollution from Ships (the ‘‘MARPOL Regulations’’), which includes requirements designed to minimize pollution by oil, sewage, garbage and air emissions. We have obtained the relevant international compliance certificates relating to oil, sewage and air pollution prevention for all of our ships.
The MARPOL Regulations impose global limitations on the sulfur content of fuel used by ships operating worldwide. Permitted sulfur content was reduced from 4.5% to 3.5% on January 1, 2012. This reduction has not had a material effect on our fuel and operating costs.

The MARPOL Regulations also establish special Emission Control Areas (‘‘ECAs’’) with stringent limitations on sulfur and nitrogen oxide emissions in these areas. As of February 2014, there are four established ECAs: the Baltic Sea, the North Sea/English Channel, certain of the waters surrounding the North American coast, and the waters surrounding Puerto Rico and the U.S. Virgin Islands. Since July 1, 2010, ships operating in ECAs are required to operate on fuel with a sulfur content of 1.0%. These ECA sulfur content reductions have not had a material impact on our results of operations.
Beginning January 1, 2015, ships operating in ECAs will be required to further reduce their fuel sulfur content to 0.1%. We have been planning for this additional requirement for the last several years and continue to take steps to mitigate the potential impact on our fuel cost. All of our ships on order, including those for TUI Cruises, will be built with advanced exhaust purification ("AEP") systems covering all engines. As these new vessels are delivered, they will provide us with additional operational and deployment flexibility.
In addition, we have been actively developing and testing AEP systems on our existing fleet. We have received exemptions for six of our ships which will apply while they are sailing in the North American and Caribbean ECAs. These exemptions delay the requirement to comply with the additional sulfur content reduction pending our continued development and deployment of AEP systems on these ships. We believe that the learning from our existing endeavors, including our newbuild program, as well as our further efforts with regards to this technology will allow us to execute an effective AEP system strategy for our fleet.
As a result of these and other mitigating actions, we believe the cost of complying with the 2015 ECA sulfur emission requirement will not be significant to our results of operations in 2015 and the years following.
By January 1, 2020, the MARPOL regulations will require the worldwide limitations on sulfur content of fuel to be further reduced to 0.5%. If such a reduced limitation is implemented worldwide in 2020 and we have not been able to successfully mitigate the impact with evolving technical solutions, our fuel costs could increase significantly.
We have also taken a number of other steps to improve the overall fuel efficiency of our fleet and, accordingly, reduce our fuel costs. We are targeting a 25% efficiency improvement for our ships on order. In addition, we continue to work to improve the efficiency of our existing fleet, including improvements to the propulsion, machinery, HVAC systems and lighting. The overall impact of these efforts has resulted in a 21% improvement in energy efficiency since 2005 and we believe that our energy consumption per guest is currently the lowest in the cruise industry.
In July 2011, new MARPOL Regulations introduced mandatory measures to reduce greenhouse gas emissions. These include the utilization of an energy efficiency design index (EEDI) for new ships as well as the establishment of an energy efficient management plan for all ships. The EEDI is a performance-based mechanism that requires a certain minimum energy efficiency in new ships. These regulations apply to new vessels commissioned after January 1, 2013. Compliance with these regulations has not had a material effect on our operating costs. In June 2013, the European Commission proposed legislation which would require cruise ship operators using ports in the European Union to monitor and report on the vessels’ annual carbon dioxide emissions starting in 2018. We expect that compliance with this regulation, if adopted, will not materially impact our results of operations.

Labor Regulations

The International Labour Organization, an agency of the United Nations that develops worldwide employment standards, has adopted a new Consolidated Maritime Labour Convention (the “Convention”) which became effective in August 2013. The Convention reflects a broad range of standards and conditions governing all aspects of crew management for ships in international commerce, including additional requirements not previously in effect relating to the health, safety, repatriation, entitlements and status of crewmembers and crew recruitment practices. Each of our ships has received its certification of compliance with the requirements of the Convention. We have not incurred and do not expect to incur material costs related to implementation and ongoing compliance with the Convention.

Consumer Financial Responsibility Regulations

We are required to obtain certificates from the United States Federal Maritime Commission relating to our ability to satisfy liability in cases of non-performance of obligations to guests, as well as casualty and personal injury. As a condition to obtaining the required certificates, we arrange through our insurers for the provision of surety for three of our ship-operating companies. The required surety amount is currently $15.0 million per operator. However, under amendments approved in February 2013, the required amount will increase to $22.0 million and $30.0 million per operator in 2014 and 2015, respectively. Once fully phased-in in 2015, these surety requirements will be subject to additional consumer price index based adjustments. We do not anticipate that compliance with the new rules will have a material effect on our costs.
We are also required by the United Kingdom, Norway, Finland, and the Baltics to establish our financial responsibility for any liability resulting from the non-performance of our obligations to guests from these jurisdictions. In the United Kingdom we are currently required by the Association of British Travel Agents to provide performance bonds totaling approximately £31.5 million. The Norwegian Travel Guarantee Fund requires us to maintain performance bonds in varying amounts during the course of the year to cover our financial responsibility in Norway, Finland and the Baltics. These amounts ranged from NOK 28 million to NOK 67 million during 2013.
Certain other jurisdictions also require that we establish financial responsibility to our guests resulting from the non-performance of our obligations; however, the related amounts do not have a material effect on our costs.
Regulations Regarding Protection of Disabled Persons

In June 2013, the U.S. Architectural and Transportation Barriers Compliance Board proposed guidelines for the construction and alteration of passenger vessels to ensure that the vessels are readily accessible to and usable by passengers with disabilities. Once finalized, these guidelines will be used by the U.S. Department of Transportation and U.S. Department of Justice to implement mandatory and enforceable standards for passenger vessels covered by the Americans with Disabilities Act. While we believe our vessels have been designed and outfitted to meet the needs of our guests with disabilities, we cannot at this time accurately predict whether we will be required to make material modifications or incur significant additional expenses given the preliminary status of the proposed guidelines.
Taxation of the Company

The following is a summary of our principal taxes, exemptions and special regimes. In addition to or instead of income taxation, virtually all jurisdictions where our ships call impose some tax or fee, or both, based on guest headcount, tonnage or some other measure.
We are primarily foreign corporations engaged in the owning and operating of passenger cruise ships in international transportation. During 2013, we also operated other businesses primarily consisting of the Pullmantur land-tour and air business.
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
A foreign corporation will qualify for the benefits of Section 883 if, in relevant part: (1) the foreign country in which the foreign corporation is organized grants an equivalent exemption to corporations organized in the United States; and (2) the stock of the corporation (or the direct or indirect corporate parent thereof) is “primarily and regularly traded on an established securities market” in the United States or another qualifying country such as Norway. In the opinion of our United States tax counsel, Drinker Biddle & Reath LLP, based on the representations and assumptions set forth in that opinion, we, Celebrity Cruises Inc. and our ship-owning subsidiaries qualify for the benefits of Section 883 because we and each of those subsidiaries are incorporated in Liberia or Malta, which are qualifying countries, and our common stock is primarily and regularly traded on an established securities market in the United States or Norway (i.e., we are a "publicly traded" corporation). If, in the future, (1) Liberia or Malta no longer qualifies as an equivalent exemption jurisdiction, and we do not reincorporate in a jurisdiction that does qualify for the exemption, or (2) we fail to qualify as a publicly traded corporation, we and all of our ship-owning or operating subsidiaries that rely on Section 883 for tax exemption on qualifying income would be subject to United States federal income tax on their United States source shipping income and income from activities incidental thereto.
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
Maltese and Spanish Income Tax

Our Pullmantur ship owner-operator subsidiaries, which include the owner-operator of CDF Croisières de France’s ship, qualify as licensed shipping organizations in Malta. No Maltese income tax is charged on the income derived from shipping activities of a licensed shipping organization. Instead, a licensed shipping organization is liable to pay a tonnage tax based on the net tonnage of the ship or ships registered under the relevant provisions of the Merchant Shipping Act. A company qualifies as a shipping organization if it engages in qualifying activities and it obtains a license from the Registrar-General to enable it to carry on such activities. Qualifying activities include, but are not limited to, the ownership, operation (under charter or otherwise), administration and management of a ship or ships registered as a Maltese ship in terms of the Merchant Shipping Act and the carrying on of all ancillary financial, security and commercial activities in connection therewith.
Our Maltese operations that do not qualify as licensed shipping organizations, which are not considered significant, remain subject to normal Maltese corporate income tax.
Pullmantur has sales and marketing functions, land-based tour operations and air business in Spain. These activities are subject to Spanish taxation. The tax from these operations is not considered significant to our operations. As a result of Pullmantur's increased focus in Latin America and need to have operating management closer to its largest and fastest growing market, Pullmantur has opened a regional head office in Panama. This office has been formed as a "Sedes de Empresas Multinacionales" (SEM) otherwise known in Panama as a Multinational Headquarters company. The SEM regime provides tax advantages for Panamanian entities that only carry out transactions with other entities belonging to their same international group. This new company is expected to be exempt from Panamanian taxation.
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
Other Taxation

We and certain of our subsidiaries are subject to income tax in other jurisdictions on income that does not qualify for exemption or tonnage tax regimes. The tax on such income was not material to our results of operations for all years presented. Our U.K. tonnage tax companies are exempt from some taxation in certain jurisdictions where those companies have business operations under relevant United Kingdom tax treaties. CDF Croisières de France’s operations within France are minimal and therefore, its French income taxes are minimal.
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
Executive Officers of the Company
As of February 20, 2014, our executive officers are:

Name	Age	Position
Richard D. Fain	66	Chairman, Chief Executive Officer and Director
Adam M. Goldstein	54	President and Chief Executive Officer, Royal Caribbean International
Michael W. Bayley	55	President and Chief Executive Officer, Celebrity Cruises
Lawrence Pimentel	62	President and Chief Executive Officer, Azamara Club Cruises
Brian J. Rice (1)	55	Vice Chairman
Harri U. Kulovaara	61	Executive Vice President, Maritime
Lisa Lutoff-Perlo	56	Executive Vice President, Operations, Royal Caribbean International
Jason T. Liberty	38	Senior Vice President, Chief Financial Officer
Bradley H. Stein	58	Senior Vice President, General Counsel, Chief Compliance Officer
Henry L. Pujol	46	Senior Vice President, Chief Accounting Officer

(1)	Mr. Rice is retiring in early 2014.

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
Michael W. Bayley has served as President and Chief Executive Officer of Celebrity Cruises since August 2012. Mr. Bayley has been employed by Royal Caribbean for over 30 years, having started as a Purser onboard one of the Company’s ships. He has served in a number of roles including, most recently, as Executive Vice President, Operations from February 2012 until August 2012. Other positions Mr. Bayley has held include Executive Vice President, International from May 2010 until February 2012; Senior Vice President, International from December 2007 to May 2010; Senior Vice President, Hotel Operations for Royal Caribbean International; and Chairman and Managing Director of Island Cruises.
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
Brian J. Rice has served as Vice Chairman since September 2012. In this capacity, Mr. Rice oversees Royal Caribbean’s finance, supply chain, strategy and information technology functions. Mr. Rice previously served as our Chief Financial Officer from November 2006 through May 2013, when these responsibilities were transitioned in preparation for Mr. Rice’s retirement in early 2014. Mr. Rice has been employed with Royal Caribbean since 1989 in a variety of positions including Executive Vice President, Revenue Performance.
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
Lisa Lutoff-Perlo has served as Executive Vice President, Operations for Royal Caribbean International since September 2012. Ms. Lutoff-Perlo has been employed with the Company since 1985 in a variety of positions within both Celebrity Cruises and Royal Caribbean International.  She started at Royal Caribbean International as District Sales Manager for New England and more recently, from August 2008 to August 2012, she was responsible for Celebrity Cruises’ entire hotel operation. In her role as Executive Vice President of Operations, Ms. Lutoff-Perlo is responsible for all of Royal Caribbean International's hotel, marine and port operations.
Jason T. Liberty has been employed by the Company since 2005 and has served as Senior Vice President and Chief Financial Officer since May 2013. Mr. Liberty previously served as Senior Vice President, Strategy and Finance from September 2012 through May 2013, overseeing the Company’s Corporate and Strategic Planning, Treasury, Investor Relations and Deployment functions. Prior to this, Mr. Liberty served, from 2010 through 2012, as Vice President of Corporate and Revenue Planning and, from 2008 to 2010, as Vice President of Corporate and Strategic Planning. Before joining Royal Caribbean, Mr. Liberty was a Senior Manager at the international public accounting firm of KPMG LLP.

Bradley H. Stein has served as General Counsel of the Company since 2006. He has also served as Senior Vice President and Chief Compliance Officer of the Company since February 2009 and February 2011, respectively. Mr. Stein has been with Royal Caribbean since 1992. Before joining Royal Caribbean, Mr. Stein worked in private practice in New York and Miami.
Henry L. Pujol has served as Senior Vice President, Chief Accounting Officer of the Company since May 2013. Mr. Pujol originally joined Royal Caribbean in 2004 as Assistant Controller and was promoted to Corporate Controller in May 2007. Before joining Royal Caribbean, Mr. Pujol was a Senior Manager at the international public accounting firm of KPMG LLP.

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
The demand for cruises is affected by international, national and local economic and geopolitical conditions. In recent years, we have been faced with very challenging global economic conditions, which have adversely affected vacationers’ discretionary income and consumer confidence. This, in turn, resulted in cruise booking slowdowns, decreased cruise prices and lower onboard revenues for us and for others in the cruise industry as compared to more robust economic times. Although the cruise industry continued to recover in 2013, recovery remains slow in certain key markets, including Southern Europe, and has been hindered in some other markets by ongoing economic instability. We cannot predict with any certainty whether demand for cruises will continue to improve or the rate of such improvement. In addition, any significant deterioration of global economic conditions could result in a prolonged period of booking slowdowns, depressed cruise prices and reduced onboard revenues. Demand for our cruises is also influenced by geopolitical events. Unfavorable conditions, such as cross-border conflicts, civil unrest and governmental changes, especially in regions with popular ports of call, can undermine consumer demand and/or pricing for itineraries featuring these ports.
Continued unrest and economic instability could materially adversely impact our operating results, cash flows and financial condition including potentially impairing the value of our ships, goodwill and other assets. During 2012, we recognized material impairment related charges associated with our Pullmantur brand. Despite these charges, if the economies where Pullmantur operates perform worse than contemplated in our discounted cash flow model, or if there are relatively modest changes to the projected future cash flows used in the impairment analyses, especially in Net Yields or if certain transfers of vessels from our other cruise brands to the Pullmantur fleet do not take place, it is reasonably possible that an additional impairment charge of the Pullmantur reporting unit’s goodwill and trademarks and trade names may be required.
We may not be able to obtain sufficient financing or capital for our needs or may not be able to do so on terms that are acceptable or consistent with our expectations.
To fund our capital expenditures and scheduled debt payments, we have historically relied on a combination of cash flows provided by operations, drawdowns under available credit facilities, the incurrence of additional indebtedness and the sale of equity or debt securities in private or public securities markets. Any circumstance or event which leads to a decrease in consumer cruise spending, such as worsening global economic conditions or significant incidents impacting the cruise industry, could negatively affect our operating cash flows. See “-Adverse worldwide economic, geopolitical or other conditions…” and “-Incidents or adverse publicity concerning the cruise vacation industry…” for more information.
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
Our debt agreements contain covenants, including covenants restricting our ability to take certain actions and financial covenants that require us to maintain minimum net worth and fixed charge coverage ratios and limit our net debt-to-capital ratio. Our ability to comply with the terms of our outstanding facilities may be affected by general economic conditions, industry conditions and other events, some of which may be beyond our control. In addition, our ability to make borrowings under our available credit facilities is subject to the absence of material adverse changes in our business. Our ability to maintain our credit facilities may also be impacted by changes in our ownership base. More specifically, we may be required to prepay a majority of our debt facilities if (i) any person or entity other than A. Wilhelmsen AS. and Cruise Associates and their respective affiliates (the “Applicable Group”) acquires ownership of more than 33% of our common stock and the Applicable Group owns less of our common stock than such person or (ii) subject to certain exceptions, during any 24-month period, a majority of the Board is no longer comprised of individuals who were members of the Board on the first day of such period. Certain of our outstanding debt securities also contain change of control provisions that would be triggered by the acquisition of greater than 50% of our common stock by a person other than a member of the Applicable Group coupled with a ratings downgrade.
Our failure to comply with the terms of our debt facilities could result in an event of default. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default acceleration clauses, our outstanding debt and derivative contract payables could become due and/or terminated. We cannot provide assurances that we would have sufficient liquidity to repay or the ability to refinance the borrowings under any of the credit facilities or settle other outstanding contracts if such amounts were accelerated upon an event of default.
In addition, under several of our agreements with credit card processors that accept credit cards for the sale of cruises and other services, the credit card processor may hold back a reserve from our credit card receivables following the occurrence of certain events, including a default under our major credit facilities. As of December 31, 2013, we were not required to maintain any reserve under such agreements.
Incidents or adverse publicity concerning the cruise vacation industry, unusual weather conditions and other natural disasters or disruptions could affect our reputation as well as impact our sales and results of operations.
The operation of cruise ships, airplanes, land tours, port facilities and shore excursions involves the risk of accidents, illnesses, mechanical failures, environmental incidents and other incidents which may bring into question safety, health, security and vacation satisfaction which could negatively impact our reputation. Incidents involving cruise ships, and, in particular the safety and security of guests and crew, media coverage thereof, as well as adverse media publicity concerning the cruise vacation industry have impacted and could in the future impact demand for our cruises and pricing in the industry. The considerable expansion in the use of social media over recent years has compounded the potential scope of the negative publicity that could be generated by those incidents. If any such incident occurs during a time of high seasonal demand, the effect could disproportionately impact our results of operations for the year. In addition, incidents involving cruise ships may result in additional costs to our business, increasing government or other regulatory oversight and, in the case of incidents involving our ships, potential litigation.
Our cruise ships and port facilities may also be adversely impacted by unusual weather patterns or natural disasters or disruptions, such as hurricanes and earthquakes. It is possible that we could be forced to alter itineraries or cancel a cruise or a series of cruises due to these or other factors, which would have an adverse effect on our sales and profitability. In addition, these and any other events which impact the travel industry more generally may negatively impact our ability to deliver guests or crew to our cruises and/or interrupt our ability to obtain services and goods from key vendors in our supply chain. Any of the foregoing could have an adverse impact on our results of operations and on industry performance.
The impact of disruptions in the global financial markets may affect the ability of our counterparties and others to perform their obligations to us.
The financial crisis of 2008, including failures of financial service and insurance companies and the related liquidity crisis, disrupted the capital and credit markets. A recurrence of these or similar disruptions could cause our counterparties and others to breach their obligations to us under our contracts with them. This could include failures of banks or other financial service companies to fund required borrowings under our loan agreements or to pay us amounts that may become due under our derivative contracts for hedging of fuel prices, interest rates and foreign currencies or other agreements. If any of the foregoing occurs it may have a negative impact on our cash flows, including our ability to meet our obligations, our results of operations and our financial condition.
An increase in capacity worldwide or excess capacity in a particular market could adversely impact our cruise sales and/or pricing.
Although our ships can be redeployed, cruise sales and/or pricing may be impacted both by the introduction of new ships into the marketplace and by deployment decisions of ourselves and our competitors. A total of 26 new ships with approximately 71,000 berths are on order for delivery through 2018 in the cruise industry. The further growth in capacity from these new ships and future orders, without an increase in the cruise industry’s share of the vacation market, could depress cruise prices and impede our ability to achieve yield improvement. In addition, to the extent that we or our competitors deploy ships to a particular itinerary and the resulting capacity in that region exceeds the demand, we may lower pricing and profitability may be lower than anticipated. Any of the foregoing could have an adverse impact on our results of operations, cash flows and financial condition including potentially impairing the value of our ships, goodwill and other assets.
If we are unable to appropriately balance our cost management strategies with our goal of satisfying guest expectations, it may adversely impact our business success.
Our goals call for us to provide high quality products and deliver high quality services. There can be no assurances that we can successfully balance these goals with our cost management strategies.
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
Events such as terrorist and pirate attacks, war, and other hostilities and the resulting political instability, travel restrictions, the spread of contagious diseases and concerns over safety, health and security aspects of traveling or the fear of any of the foregoing have had, and could have in the future, a significant adverse impact on demand and pricing in the travel and vacation industry. In view of our global operations, we have become susceptible to a wider range of adverse events.
Fluctuations in foreign currency exchange rates could affect our financial results.
We earn revenues, pay expenses, recognize assets and incur liabilities in currencies other than the U.S. dollar, including, among others, the British pound sterling, the Canadian dollar, the Euro, the Australian dollar and the Brazilian real. In 2013, we derived approximately 48% of revenues from operations outside the United States. Because our consolidated financial statements are presented in U.S. dollars, we must convert revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, absent offsetting changes in other foreign currencies, increases or decreases in the value of the U.S. dollar against other major currencies will affect our revenues, net income and the value of balance sheet items denominated in foreign currencies. We use derivative financial instruments to mitigate our net balance sheet exposure to currency exchange rate fluctuations. However, there can be no assurances that fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies, would not materially affect our financial results.
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
The United States and various state and foreign government or regulatory agencies have enacted or are considering new environmental regulations or policies, such as requiring the use of low sulfur fuels, increasing fuel efficiency requirements, further restricting emissions, or other initiatives to limit greenhouse gas emissions that could increase our cost for fuel, cause us to incur significant expenses to purchase and/or develop new equipment and adversely impact the cruise vacation industry. Some environmental groups have also lobbied for more stringent regulation of cruise ships and have generated negative publicity about the cruise vacation industry and its environmental impact. See Item 1. Business-Regulation-Environmental Regulations. An increase in fuel prices not only impacts our fuel costs, but also some of our other expenses, such as crew travel, freight and commodity prices.
In addition, we are subject to various international, national, state and local laws, regulations and treaties that govern, among other things, safety standards applicable to our ships, treatment of disabled persons, health and sanitary standards applicable to our guests, security standards on board our ships and at the ship/port interface areas, and financial responsibilities to our guests. These issues are, and we believe will continue to be, an area of focus by the relevant authorities throughout the world, especially in light of several recent incidents involving cruise ships. This could result in the enactment of more stringent regulation of cruise ships that could subject us to increasing compliance costs in the future.
Conducting business globally may result in increased costs and other risks.
We operate our business globally. Operating internationally exposes us to a number of risks, including unstable local economic conditions, volatile local political conditions, potential changes in duties and taxes, including changing interpretations of existing tax laws and regulations, required compliance with additional laws and policies affecting cruising, vacation or maritime businesses or governing the operations of foreign-based companies, currency fluctuations, interest rate movements, difficulties in operating under local business environments, U.S. and global anti-bribery laws or regulations, imposition of trade barriers and restrictions on repatriation of earnings. If we are unable to address these risks adequately, our financial position and results of operations could be adversely affected, including potentially impairing the value of our ships, goodwill and other assets.
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

Failure by us, our employees or any of these third parties to adhere to our policies or applicable laws or regulations could result in penalties, sanctions, damage to our reputation and related costs which in turn could negatively affect our results of operations and cash flows.
Our attempts to expand our business into new markets may not be successful.
While our historical focus has been to serve the North American cruise market, we have expanded our focus to increase our international guest sourcing, including sourcing from the Latin American, Asian and Australian markets. In addition, in early 2014, Pullmantur opened a regional head office in Panama. Expansion into new markets requires significant levels of investment. There can be no assurance that these markets will develop as anticipated or that we will have success in these markets, and if we do not, we may be unable to recover our investment, which could adversely impact our business, financial condition and results of operations, including potentially impairing the value of our goodwill.
Ship construction, repair or revitalization delays or mechanical faults may result in cancellation of cruises or unscheduled drydocks and repairs and thus adversely affect our results of operations.
We depend on shipyards to construct, repair and revitalize our cruise ships on a timely basis and in good working order. The sophisticated nature of building a ship involves risks. Delays in ship construction or revitalization or mechanical faults have in the past and may in the future result in delays or cancellation of cruises or necessitate unscheduled drydocks and repairs of ships. These events and any related adverse publicity could result in lost revenue, increased operating expenses, or both, and thus adversely affect our results of operations.
Shipyards and their subcontractors may experience financial difficulties which could cause or result in delay, ship cancellations, our inability to procure new capacity in a timely fashion or increases in shipbuilding costs that could adversely affect our results of operations.
We rely on shipyards to construct, repair and revitalize our ships. Financial difficulties, liquidations or closures suffered by these shipyards and/or their subcontractors may impact the timely delivery or costs of new ships or the ability of shipyards to repair and revitalize our fleet in accordance with our needs or expectations. The shipyard that is building the two newbuilds for our TUI Cruises joint venture continues to experience financial difficulties. This situation could have a material impact on the ability of the shipyard to deliver these ships in accordance with the terms of the contract, the costs borne by TUI Cruises associated with these ships and/or the additional financial support that we may need to provide to TUI Cruises (e.g., parent guarantees, loans, additional equity contributions) or that TUI Cruises may need to provide to the shipyard to seek to ensure timely completion.
In addition, there are a limited number of shipyards with the capability and capacity to build our new ships and, accordingly, closures or consolidation in the cruise shipyard industry could impact our ability to construct new ships when and as planned and/or could result in stronger bargaining power on the part of the shipyards and thus higher prices for our future ship orders. Delivery delays and canceled deliveries can adversely affect our results of operations, as can any constraints on our ability to build, repair and maintain our ships on a timely basis.
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
We believe that port destinations are a major reason why guests choose to go on a particular cruise or on a cruise vacation. The availability of ports is affected by a number of factors, including existing capacity constraints, constraints related to the size of certain ships, security concerns, adverse weather conditions and natural disasters, financial limitations on port development, exclusivity arrangements that ports may have with our competitors, local governmental regulations and local community concerns about port development and other adverse impacts on their communities from additional tourists. In addition, rising fuel costs may adversely impact the destinations on certain of our itineraries. Any limitations on the availability or feasibility of our ports of call or on the availability of shore excursion and other service providers at such ports could adversely affect our results of operations.
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
Our principal executive office and principal shoreside operations are located at the Port of Miami, Florida and we have shoreside offices throughout the world. Actual or threatened natural disasters (e.g., hurricanes, earthquakes, tornadoes, fires, floods) or similar events in these locations may have a material impact on our business continuity, reputation and results of operations. In addition, substantial or repeated information systems failures, computer viruses or cyber-attacks impacting our shoreside or shipboard operations could adversely impact our business. We do not generally carry business interruption insurance for our shoreside operations or our information systems. As such, any losses or damages incurred by us could have an adverse impact on our results of operations.
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
Our success depends, in large part, on the skills and contributions of key executives and other employees, and on our ability to recruit and retain high quality personnel. We must continue to sufficiently recruit, retain, train and motivate our employees to maintain our current business and support our projected growth. Furthermore, as of December 31, 2013, 80% of our shipboard employees were covered by collective bargaining agreements. A dispute under our collective bargaining agreements could result in a work stoppage of those employees covered by the agreements. A loss of key employees or disruptions among our personnel could adversely affect our results of operations.
Business activities that involve our co-investment with third parties may subject us to additional risks.
Partnerships, joint ventures, and other business structures involving our co-investment with third parties, such as our joint venture to operate TUI Cruises, generally include some form of shared control over the operations of the business and create additional risks, including the possibility that other investors in such ventures could become bankrupt or otherwise lack the financial resources to meet their obligations, or could have or develop business interests, policies or objectives that are inconsistent with ours. In addition, actions by another investor may present additional risks of operational difficulties or reputational or legal concerns. These or other issues related to our co-investment with third parties could adversely impact our operations.
We rely on third-party providers of various services integral to the operations of our businesses. These third parties may act in ways that could harm our business.
In order to achieve cost and operational efficiencies, we outsource to third-party vendors certain services that are integral to the operations of our global businesses, such as our onboard concessionaires, certain of our call center operations and operation of a large part of our information technology systems. We are subject to the risk that certain decisions are subject to the control of our third-party service providers and that these decisions may adversely affect our activities. A failure to adequately monitor a third-party service provider’s compliance with a service level agreement or regulatory or legal requirements could result in significant economic and reputational harm to us. There is also a risk the confidentiality, privacy and/or security of data held by third parties or communicated over third-party networks or platforms could become compromised.
A failure to keep pace with developments in technology or technological obsolescence could impair our operations or competitive position.
Our business continues to demand the use of sophisticated technology and systems. These technologies and systems must be refined, updated, and/or replaced with more advanced systems in order to continue to meet our customers’ demands and expectations. If we are unable to do so in a timely manner or within reasonable cost parameters or if we are unable to appropriately and timely train our employees to operate any of these new systems, our business could suffer. We also may not achieve the benefits that we anticipate from any new technology or system, and a failure to do so could result in higher than anticipated costs or could impair our operating results.
We may be exposed to risks and costs associated with protecting the integrity and security of our guests’ and employees’ personal information.
We are subject to various risks associated with the collection, handling, storage and transmission of sensitive information, including risks related to compliance with applicable laws and other contractual obligations, as well as the risk that our systems collecting such information could be compromised. In the course of doing business, we collect large volumes of internal and customer data, including personally identifiable information for various business purposes. If we fail to maintain compliance with the various applicable data collection and privacy laws or with credit card industry standards or other applicable data security standards, we could be exposed to fines, penalties, restrictions, litigation or other expenses, and our business could be adversely impacted. In addition, even if we are fully compliant with legal standards and contractual requirements, we still may not be able to prevent security breaches involving sensitive data. Any breach, theft, loss, or fraudulent use of guest, employee or company data could cause consumers to lose confidence in the security of our information technology systems and choose not to purchase from us and expose us to risks of data loss, business disruption, litigation and other liability, any of which could adversely affect our business.
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
Our ability to rely on Section 883 could change in the future. For example, U.S. tax legislation has been proposed that would eliminate the availability of Section 883 to us and would thereby cause a portion of our international shipping income to be subject to tax in the United States. Moreover, changes could occur in the future with respect to the identity, residence or holdings of our direct or indirect shareholders, trading volume or trading frequency of our shares, or relevant foreign tax laws of Liberia or Malta such that they no longer qualify as equivalent exemption jurisdictions, that could affect our eligibility for the Section 883 exemption. Accordingly, there can be no assurance that we will continue to be exempt from United States income tax on United States source shipping income in the future. If we were not entitled to the benefit of Section 883, we and our subsidiaries would be subject to United States taxation on a portion of the income derived from or incidental to the international operation of our ships, which would reduce our net income.
Additionally, portions of our business are operated by companies that are within tonnage tax regimes of the U.K. and Malta. Further, some of the operations of these companies are conducted in jurisdictions where we rely on tax treaties to provide exemption from taxation. To the extent the tonnage tax laws of these countries change or we do not continue to meet the applicable qualification requirements or if tax treaties are changed or revoked, we may be required to pay higher income tax in these jurisdictions, adversely impacting our results of operations.
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
Provisions of our Articles of Incorporation, By-Laws and Liberian law could inhibit others from acquiring us, prevent a change of control, and may prevent efforts by our shareholders to change our management.
Certain provisions of our Articles of Incorporation and By-Laws and Liberian law may inhibit third parties from effectuating a change of control of the Company without Board approval which could result in the entrenchment of current management. These include provisions in our Articles of Incorporation that prevent third parties, other than A. Wilhelmsen AS. and Cruise Associates, from acquiring beneficial ownership of more than 4.9% of our outstanding shares without the consent of our Board of Directors.
Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Information about our cruise ships, including their size and primary areas of operation, may be found within the Operating Strategies - Fleet revitalization, maintenance and expansion section and the Operations - Cruise Ships and Itineraries section in Item 1. Business. Information regarding our cruise ships under construction, estimated expenditures and financing may be found within the Future Capital Commitments and Funding Needs and Sources sections of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our principal executive office and principal shoreside operations are located at the Port of Miami, Florida where we lease three office buildings totaling approximately 361,800 square feet from Miami-Dade County, Florida, under long-term leases with current terms expiring in 2021. We lease two office buildings in the United Kingdom totaling approximately 57,000 square feet used to conduct our operations in the United Kingdom. In connection with the consolidation of our global sales structure, we will be reducing our office space in the UK and will lease only one building with approximately 24,000 square feet. We also lease a number of international offices throughout Europe, Asia, Mexico, South America and Australia to administer our brand operations globally.

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

Item 3.    Legal Proceedings
A class action complaint was filed in June 2011 against Royal Caribbean Cruises Ltd. in the United States District Court for the Southern District of Florida on behalf of a purported class of stateroom attendants employed onboard Royal Caribbean International cruise vessels alleging that they were required to pay other crew members to help with their duties in violation of the U.S. Seaman’s Wage Act. Plaintiffs seek judgments for damages, wage penalties and interest in an indeterminate amount. In May 2012, the Court granted our motion to dismiss the complaint on the basis that the applicable collective bargaining agreement requires any such claims to be arbitrated. The United States Court of Appeals, 11th Circuit affirmed the Court's dismissal and denied Plaintiff's petition for re-hearing and re-hearing en banc. We believe the underlying claims made against us are without merit, and we intend to vigorously defend ourselves against them. Because of the inherent uncertainty as to the outcome of this proceeding, we are unable at this time to estimate the possible impact of this matter on us.

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

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the New York Stock Exchange ("NYSE") and the Oslo Stock Exchange ("OSE") under the symbol "RCL". The table below sets forth the high and low sales prices of our common stock as reported by the NYSE and the OSE for the two most recent years by quarter:

	NYSE Common Stock		OSE Common Stock(1)
	High	Low	High	Low
2013
Fourth Quarter	$47.66	$35.97	292.60	216.10
Third Quarter	40.71	33.31	241.80	201.40
Second Quarter	38.62	31.35	224.90	178.00
First Quarter	38.56	31.72	213.50	184.10
2012
Fourth Quarter	$36.18	$30.26	202.50	169.70
Third Quarter	31.97	22.45	182.90	134.50
Second Quarter	29.45	22.12	167.60	134.60
First Quarter	31.96	25.40	183.70	149.30
_______________________________________________________________________________

(1)	Denominated in Norwegian kroner, as listed in the price history database available at www.oslobors.no
Holders
As of February 13, 2014 there were 1,047 record holders of our common stock. Since certain of our shares are held by brokers and other institutions on behalf of shareholders, the foregoing number is not representative of the number of beneficial owners.
Dividends
In 2012, we declared cash dividends on our common stock of $0.10 per share during the first and second quarters of 2012. We increased the dividend amount to $0.12 per share for the dividends declared in the third and fourth quarters of 2012 and the first and second quarters of 2013. The dividend amount was increased to $0.25 per share for the dividends declared in the third and fourth quarters of 2013.
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

Performance Graph
The following graph compares the total return, assuming reinvestment of dividends, on an investment in the Company, based on performance of the Company's common stock, with the total return of the Standard & Poor's 500 Composite Stock Index and the Dow Jones United States Travel and Leisure Index for a five year period by measuring the changes in common stock prices from December 31, 2008 to December 31, 2013.

	12/08	12/09	12/10	12/11	12/12	12/13
Royal Caribbean Cruises Ltd.	100.00	183.85	341.82	181.64	253.12	359.70
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
Dow Jones US Travel & Leisure	100.00	130.99	185.20	197.58	223.93	325.76
The stock performance graph assumes for comparison that the value of the Company's common stock and of each index was $100 on December 31, 2008 and that all dividends were reinvested. Past performance is not necessarily an indicator of future results.

Item 6.    Selected Financial Data
The selected consolidated financial data presented below for the years 2009 through 2013 and as of the end of each such year are derived from our audited consolidated financial statements and should be read in conjunction with those financial statements and the related notes as well as in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Operating Data:
Total revenues	$7,959,894	$7,688,024	$7,537,263	$6,752,504	$5,889,826
Operating income(1)	798,148	403,110	931,628	802,633	488,511
Net income(1)(2)	473,692	18,287	607,421	515,653	152,485
Per Share Data—Basic:
Net income	$2.16	$0.08	$2.80	$2.40	$0.71
Weighted-average shares	219,638	217,930	216,983	215,026	213,809
Per Share Data—Diluted:
Net income	$2.14	$0.08	$2.77	$2.37	$0.71
Weighted-average shares and potentially dilutive shares	220,941	219,457	219,229	217,711	215,295
Dividends declared per common share	$0.74	$0.44	$0.20	$—	$—
Balance Sheet Data:
Total assets	$20,072,947	$19,827,930	$19,804,405	$19,653,829	$18,224,425
Total debt, including capital leases	8,074,804	8,489,947	8,495,853	9,150,116	8,419,770
Common stock	2,308	2,291	2,276	2,262	2,243
Total shareholders' equity	8,808,265	8,308,749	8,407,823	7,900,752	7,489,781
_______________________________________________________________________________

(1)
Amounts for 2013 include restructuring charges of $23.4 million and an impairment charge of $33.5 million to write down the assets held for sale related to the businesses to be sold and certain long-lived assets, consisting of aircraft owned and operated by Pullmantur Air, to their fair value. (See Note 16. Restructuring and Related Impairment Charges to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information). Amounts for 2012 include an impairment charge of $385.4 million to write down Pullmantur's goodwill to its implied fair value and to write down trademarks and trade names and certain long-lived assets, consisting of aircraft owned and operated by Pullmantur Air, to their fair value. (See Valuation of Goodwill, Indefinite-Lived Intangible Assets and Long-Lived Assets under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for more information regarding the impairment of these assets).

(2)
Amounts for 2012 include a $33.7 million charge to record a 100% valuation allowance related to our deferred tax assets for Pullmantur. In addition, we reduced the deferred tax liability related to Pullmantur's trademarks and trade names and recorded a deferred tax benefit of $5.2 million. These adjustments resulted in an increase of $28.5 million to Other (expense) income. (See Valuation of Goodwill, Indefinite-Lived Intangible Assets and Long-Lived Assets under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for more information regarding these transactions).

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Concerning Forward-Looking Statements
The discussion under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document, including, for example, under the "Risk Factors" and "Business" captions, includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance (including our expectations for the first quarter and full year of 2014 set forth under the heading "Outlook" below), business and industry prospects or future results of operations or financial position, made in this Annual Report on Form 10-K are forward-looking. Words such as "anticipate," "believe," "could," "estimate," "expect," "goal," "intend," "may," "plan," "project," "seek," "should," "will," and similar expressions are intended to further identify any of these forward-looking statements. Forward-looking statements reflect management's current expectations but they are based on judgments and are inherently uncertain. Furthermore, they are subject to risks, uncertainties and other factors, that could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to, those discussed in this Annual Report on Form 10-K and, in particular, the risks discussed under the caption "Risk Factors" in Part I, Item 1A of this report.
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

•	a discussion of our results of operations for the year ended December 31, 2013 compared to the same period in 2012 and the year ended December 31, 2012 compared to the same period in 2011;

•	a discussion of our business outlook, including our expectations for selected financial items for the first quarter and full year of 2014; and

•	a discussion of our liquidity and capital resources, including our future capital and contractual commitments and potential funding sources.
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
Ship Accounting
Our ships represent our most significant assets and are stated at cost less accumulated depreciation and amortization. Depreciation of ships is generally computed net of a 15% projected residual value using the straight-line method over the estimated useful life of the asset, which is generally 30 years. The 30-year useful life of our newly constructed ships and 15% associated residual value are both based on the weighted-average of all major components of a ship. Our useful life and residual value estimates take into consideration the impact of anticipated technological changes, long-term cruise and vacation market conditions and historical useful lives of similarly-built ships. In addition, we take into consideration our estimates of the weighted-average useful lives of the ships' major component systems, such as hull, superstructure, main electric, engines and cabins. Given the very large and complex nature of our ships, our accounting estimates related to ships and determinations of ship improvement costs to be capitalized require considerable judgment and are inherently uncertain. We do not have cost segregation studies performed to specifically componentize our ship systems. Therefore, we estimate the costs of component systems based principally on general and technical information known about major ship component systems and their lives and our knowledge of the cruise vacation industry. We do not identify and track depreciation by ship component systems, but instead utilize these estimates to determine the net cost basis of assets replaced or refurbished. Improvement costs that we believe add value to our ships are capitalized as additions to the ship and depreciated over the shorter of the improvements' estimated useful lives or that of the associated ship. The estimated cost and accumulated depreciation of replaced or refurbished ship components are written off and any resulting losses are recognized in cruise operating expenses.
During the first quarter of 2013, we performed a review of the estimated useful lives and associated residual values of ships in our fleet approaching the last third of their estimated useful lives. As a result, effective January 1, 2013, we revised the estimated useful lives of five ships from 30 years with a 15% associated residual value, to 35 years with a 10% associated residual value. The change in the estimated useful lives and associated residual value was accounted for prospectively as a change in accounting estimate. The 35-year useful life with a 10% associated residual value is based on revised estimates of the weighted-average useful life of all major ship components for these ships. The change in estimate is consistent with our recent investments in and future plans to continue to invest in the revitalizations of these ships and the use of certain ship components longer than originally estimated. The change allows us to better match depreciation expense with the periods these assets are expected to be in use. (See Note 2. Summary of Significant Accounting Policies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data).
We use the deferral method to account for drydocking costs. Under the deferral method, drydocking costs incurred are deferred and charged to expense on a straight-line basis over the period to the next scheduled drydock, which we estimate to be a period of thirty to sixty months based on the vessel's age as required by Class. Deferred drydock costs consist of the costs to drydock the vessel and other costs incurred in connection with the drydock which are necessary to maintain the vessel's Class certification. Class certification is necessary in order for our cruise ships to be flagged in a specific country, obtain liability insurance and legally operate as passenger cruise ships. The activities associated with those drydocking costs cannot be performed while the vessel is in service and, as such, are done during a drydock as a planned major maintenance activity. The significant deferred drydock costs consist of hauling and wharfage services provided by the drydock facility, hull inspection and related activities (e.g. scraping, pressure cleaning, bottom painting), maintenance to steering propulsion, thruster equipment and ballast tanks, port services such as tugs, pilotage and line handling, and freight associated with these items. We perform a detailed analysis of the various activities performed for each drydock and only defer those costs that are directly related to planned major maintenance activities necessary to maintain Class. The costs deferred are related to activities not otherwise routinely periodically performed to maintain a vessel's designed and intended operating capability. Repairs and maintenance activities are charged to expense as incurred.
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
We believe we have made reasonable estimates for ship accounting purposes. However, should certain factors or circumstances cause us to revise our estimates of ship useful lives or projected residual values, depreciation expense could be materially higher or lower. If circumstances cause us to change our assumptions in making determinations as to whether ship improvements should be capitalized, the amounts we expense each year as repairs and maintenance costs could increase, partially offset by a decrease in depreciation expense. If we had reduced our estimated average

30-year ship useful life by one year, depreciation expense for 2013 would have increased by approximately $42.6 million. If our ships were estimated to have no residual value, depreciation expense for 2013 would have increased by approximately $168.2 million.
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
When performing the two-step goodwill impairment test, the fair value of the reporting unit is determined and compared to the carrying value of the net assets allocated to the reporting unit. We estimate the fair value of our reporting units using a probability-weighted discounted cash flow model. The estimation of fair value utilizing discounted expected future cash flows includes numerous uncertainties which require our significant judgment when making assumptions of expected revenues, operating costs, marketing, selling and administrative expenses, interest rates, ship additions and retirements as well as assumptions regarding the cruise vacation industry's competitive environment and general economic and business conditions, among other factors. The principal assumptions used in the discounted cash flow model are projected operating results, weighted-average cost of capital, and terminal value. The discounted cash flow model uses our 2014 projected operating results as a base. To that base we add future years' cash flows assuming multiple revenue and expense scenarios that reflect the impact of different global economic environments beyond 2014 on the reporting unit. We discount the projected cash flows using rates specific to the reporting unit based on its weighted-average cost of capital. If the fair value of the reporting unit exceeds its carrying value, no further analysis or write-down of goodwill is required. If the fair value of the reporting unit is less than the carrying value of its net assets, the implied fair value of the reporting unit is allocated to all its underlying assets and liabilities, including both recognized and unrecognized tangible and intangible assets, based on their fair value. If necessary, goodwill is then written down to its implied fair value.
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
We review our ships, aircraft and other long-lived assets for impairment whenever events or changes in circumstances indicate, based on estimated undiscounted future cash flows, that the carrying amount of these assets may not be fully recoverable. We evaluate asset impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The lowest level for which we maintain identifiable cash flows that are independent of the cash flows of other assets and liabilities is at the ship level for our ships and at the aggregated asset group level for our aircraft. (See Note 2. Summary of Significant Accounting Policies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data). If estimated future cash flows are less than the carrying value of an asset, an impairment charge is recognized to the extent its carrying value exceeds fair value.
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
Pullmantur
During the fourth quarter of 2013, we performed our annual impairment review of goodwill for Pullmantur's reporting unit. We did not perform a qualitative assessment but instead proceeded directly to the two-step goodwill impairment test. As a result of the test, we determined the fair value of the Pullmantur reporting unit exceeded its carrying value by approximately 8% resulting in no impairment to Pullmantur's goodwill. We also performed the annual impairment review of our trademarks and trade names using a discounted cash flow model and the relief-from-royalty method. Based on the results of our testing, we did not record an impairment of Pullmantur's tradenames and trademarks for the year ended December 31, 2013.
During the fourth quarter of 2012, we performed the annual impairment evaluation of our goodwill and trademarks and trade names and we recognized total impairment related charges of $413.9 million associated with our Pullmantur brand. Included in this amount was a 100% valuation allowance of our deferred tax assets which resulted in a deferred income tax expense of $33.7 million recorded during the fourth quarter of 2012. In addition, Pullmantur has a deferred tax liability that was recorded at the time of acquisition. This liability represents the tax effect of the basis difference between the tax and book values of the trademarks and trade names that were acquired at the time of the acquisition. Due to the 2012 impairment charge related to these intangible assets, we reduced the deferred tax liability and recorded a deferred tax benefit of $5.2 million during the fourth quarter of 2012. The net $28.5 million impact of these adjustments was recognized in earnings during the fourth quarter of 2012 and was reported within Other (expense) income in our statements of comprehensive income (loss).
In connection with the December 2013 agreement to sell a majority stake in Pullmantur’s non-core businesses, we have agreed to retain certain long-lived assets, consisting of the aircraft owned and operated by Pullmantur Air. Due to an anticipated change in the nature of the cash flows to be generated by the Pullmantur aircraft, we reviewed the aircraft for impairment. We identified that the undiscounted future cash flows of the aircraft were less than their carrying value and recorded an impairment charge of $13.5 million during the fourth quarter of 2013, which is reported in Restructuring and related impairment charges in our consolidated statements of comprehensive income (loss).
Pullmantur is a brand targeted primarily at the Spanish, Portuguese and Latin American markets, with an increasing focus on Latin America. The persistent economic instability in these markets has created significant uncertainties in forecasting operating results and future cash flows used in our impairment analyses. We continue to monitor economic events in these markets for their potential impact on Pullmantur’s business and valuation. Further, the estimation of fair value utilizing discounted expected future cash flows includes numerous uncertainties which require our significant judgment when making assumptions of expected revenues, operating costs, marketing, selling and administrative expenses, interest rates, ship additions and retirements as well as assumptions regarding the cruise vacation industry's competitive environment and general economic and business conditions, among other factors. The opening of a regional head office in Latin America was a significant factor in shaping these assumptions.
If there are relatively modest changes to the projected future cash flows used in the impairment analyses, especially in Net Yields or if certain transfers of vessels from our other cruise brands to the Pullmantur fleet do not take place, it is reasonably possible that an impairment charge of Pullmantur’s reporting unit’s goodwill and trademark and trade names may be required. Of these factors, the planned transfers of vessels to the Pullmantur fleet is most significant to the projected future cash flows. If the transfers do not occur, we will likely fail step one of the impairment test. As of December 31, 2013, the carrying amount of goodwill attributable to our Pullmantur reporting unit was $152.1 million.
Royal Caribbean International
During the fourth quarter of 2013, we performed a qualitative assessment of the Royal Caribbean International reporting unit. Based on our qualitative assessment, we concluded that it was more-likely-than-not that the estimated fair value of the Royal Caribbean International reporting unit exceeded its carrying value and thus, we did not proceed to the two-step goodwill impairment test. No indicators of impairment exist primarily because the reporting unit's fair value has consistently exceeded its carrying value by a significant margin, its financial performance has been solid in the face of mixed economic environments and forecasts of operating results generated by the reporting unit appear sufficient to support its carrying value. As of December 31, 2013, the carrying amount of goodwill attributable to our Royal Caribbean International reporting unit was $287.1 million.
Derivative Instruments
We enter into various forward, swap and option contracts to manage our interest rate exposure and to limit our exposure to fluctuations in foreign currency exchange rates and fuel prices. These instruments are recorded on the balance sheet at their fair value and the vast majority are designated as hedges. We also have non-derivative financial instruments designated as hedges of our net investment in our foreign operations and investments. The fuel options we entered into represent economic hedges which were not designated as hedging instruments for accounting purposes and thus, changes in their fair value were immediately recognized in earnings. Although certain of our derivative financial instruments do not qualify or are not accounted for under hedge accounting, we do not hold or issue derivative financial instruments for trading or other speculative purposes. We account for derivative financial instruments in accordance with authoritative guidance. Refer to Note 2. Summary of Significant Accounting Policies and Note 14. Fair Value Measurements and Derivative Instruments to our consolidated financial statements for more information on related authoritative guidance, the Company's hedging programs and derivative financial instruments.
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
We adjust the valuation of our derivative financial instruments to incorporate credit risk.
We believe it is unlikely that materially different estimates for the fair value of our foreign currency forward contracts and interest rate, cross-currency and fuel swaps and options would be derived from other appropriate valuation models using similar assumptions, inputs or conditions suggested by actual historical experience.
Contingencies—Litigation
On an ongoing basis, we assess the potential liabilities related to any lawsuits or claims brought against us. While it is typically very difficult to determine the timing and ultimate outcome of such actions, we use our best judgment to determine if it is probable that we will incur an expense related to the settlement or final adjudication of such matters and whether a reasonable estimation of such probable loss, if any, can be made. In assessing probable losses, we take into consideration estimates of the amount of insurance recoveries, if any, which are recorded as assets when recoverability is probable. We accrue a liability when we believe a loss is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertainties related to the eventual outcome of litigation and potential insurance recoveries, it is possible that certain matters may be resolved for amounts materially different from any provisions or disclosures that we have previously made.

Seasonality
Our revenues are seasonal based on demand for cruises. Demand is strongest for cruises during the Northern Hemisphere's summer months and holidays. In order to mitigate the impact of the winter weather in the Northern Hemisphere and to capitalize on the summer season in the Southern Hemisphere, our brands have focused on deployment to Australia and Latin America during that period.
Financial Presentation
Description of Certain Line Items
Revenues
Our revenues are comprised of the following:

•	Passenger ticket revenues, which consist of revenue recognized from the sale of passenger tickets and the sale of air transportation to and from our ships; and

•
Onboard and other revenues, which consist primarily of revenues from the sale of goods and/or services onboard our ships not included in passenger ticket prices, cancellation fees, sales of vacation protection insurance, pre- and post-cruise tours, Pullmantur's travel agency network, land-based tours and air charter business to third parties.

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

•
Other operating expenses, which consist primarily of operating costs such as repairs and maintenance, port costs that do not vary with passenger head counts, vessel operating lease costs, costs associated with Pullmantur's travel agency network, land-based tours and air charter business to third parties, vessel related insurance and entertainment.

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
Adjusted Net Income represents net income excluding certain items that we believe adjusting for is meaningful when assessing our performance on a comparative basis. In 2013 and 2012, these items include restructuring and related impairment charges and impairment of Pullmantur related assets, respectively. For comparability purposes, starting in 2014, we will exclude results of the divested Pullmantur non-core businesses from our Adjusted Net Income. In anticipation of the 2014 change, we have presented Adjusted Net Income excluding the estimated impact of the divested Pullmantur non-core businesses in the financial tables under Results of Operations. The estimated impact of the divested Pullmantur non-core businesses was arrived at by adjusting the net income (loss) of these businesses for the ownership percentage we will retain as well as for intercompany transactions that will no longer be eliminated in our consolidated statements of comprehensive income (loss).
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
Net Cruise Costs and Net Cruise Costs Excluding Fuel represent Gross Cruise Costs excluding commissions, transportation and other expenses and onboard and other expenses and, in the case of Net Cruise Costs Excluding Fuel, fuel expenses (each of which is described above under the Description of Certain Line Items heading). In measuring our ability to control costs in a manner that positively impacts net income, we believe changes in Net Cruise Costs and Net Cruise Costs Excluding Fuel to be the most relevant indicators of our performance. A reconciliation of historical Gross Cruise Costs to Net Cruise Costs and Net Cruise Costs Excluding Fuel is provided below under Results of Operations. We have not provided a quantitative reconciliation of projected Gross Cruise Costs to projected Net Cruise Costs and projected Net Cruise Costs Excluding Fuel due to the significant uncertainty in projecting the costs deducted to arrive at these measures. Accordingly, we do not believe that reconciling information for such projected figures would be meaningful. For comparability purposes, starting in 2014, we will exclude results of the divested Pullmantur non-core businesses from our Net Cruise Costs. In anticipation of the 2014 change, we have presented Net Cruise Costs excluding these Pullmantur non-core businesses in the financial tables under Results of Operations.
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
Net Revenues represent total revenues less commissions, transportation and other expenses and onboard and other expenses (each of which is described above under the Description of Certain Line Items heading). For comparability purposes, starting in 2014, we will exclude results of the divested Pullmantur non-core businesses from our Net Revenues. In anticipation of the 2014 change, we have presented Net Revenues excluding these Pullmantur non-core businesses in the financial tables under Results of Operations.

The estimated impact of the divested Pullmantur non-core businesses was arrived at by adjusting net loss of these businesses for the ownership percentage we will retain as well as intercompany transactions that will no longer be eliminated in our consolidated statements of comprehensive income (loss).
Net Yields represent Net Revenues per APCD. We utilize Net Revenues and Net Yields to manage our business on a day-to-day basis as we believe that it is the most relevant measure of our pricing performance because it reflects the cruise revenues earned by us net of our most significant variable costs, which are commissions, transportation and other expenses and onboard and other expenses. A reconciliation of historical Gross Yields to Net Yields is provided below under Results of Operations. We have not provided a quantitative reconciliation of projected Gross Yields to projected Net Yields due to the significant uncertainty in projecting the costs deducted to arrive at this measure. Accordingly, we do not believe that reconciling information for such projected figures would be meaningful. For comparability purposes, starting in 2014, we will exclude results of the divested Pullmantur non-core businesses from our Net Yields. In anticipation of the 2014 change, we have presented Net Yields excluding these Pullmantur non-core businesses in the financial tables under Results of Operations.
Occupancy, in accordance with cruise vacation industry practice, is calculated by dividing Passenger Cruise Days by APCD. A percentage in excess of 100% indicates that three or more passengers occupied some cabins.
Passenger Cruise Days represent the number of passengers carried for the period multiplied by the number of days of their respective cruises.
We believe Net Yields, Net Cruise Costs and Net Cruise Costs Excluding Fuel are our most relevant non-GAAP financial measures. However, a significant portion of our revenue and expenses are denominated in currencies other than the United States dollar. Because our reporting currency is the United States dollar, the value of these revenues and expenses can be affected by changes in currency exchange rates. Although such changes in local currency prices is just one of many elements impacting our revenues and expenses, it can be an important element. For this reason, we also monitor Net Yields, Net Cruise Costs and Net Cruise Costs Excluding Fuel as if the current period's currency exchange rates had remained constant with the comparable prior period's rates, or on a "Constant Currency" basis.
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

Executive Overview
We believe our results of operations for 2013 reinforce the resilience of our business and the strength of our brands. Despite the effect of last year’s negative industry media coverage and a slowly improving, but still challenging, global economy, we achieved diluted Adjusted Earnings per Share of $2.40 in 2013 as compared to $1.97 in 2012. Earnings per share was $2.14 in 2013 compared to $0.08 in 2012. Additionally, our net income and Adjusted Net Income for 2013 was $473.7 million and $530.6 million, respectively, and our Net Yields increased 2.7% and 3.2% on a Constant Currency basis.
Our ticket and onboard revenues grew in 2013 despite our capacity remaining relatively flat. Strong close-in demand for Europe and Asia drove 2013 improvement in passenger ticket revenue. Our global presence enables us to source guests from stronger markets in order to generate higher yields on an opportunistic basis with the ultimate goal of maximizing our long-term return on invested capital and shareholder value. Investments in ship revitalizations and other onboard enhancements led to onboard revenue growth in 2013.

In 2014, we will continue to focus on the development of key markets in Asia and on sourcing guests and adding capacity to the markets where we expect significant growth and profitability. We will also continue to invest in ship revitalizations, technology and other onboard revenue initiatives which we believe will drive profitability and improve the guest experience.
Our continued focus on cost control has helped us to maintain our profitability despite a tough operating environment. During 2013, we incurred $56.9 million in restructuring and related impairment charges associated with our profitability initiatives. Our first initiative relates to the restructuring and consolidation of our global sales, marketing, general and administrative structure, including the consolidation of most of our call centers located outside of the United States and the establishment of brand dedicated sales, marketing and revenue management teams in key priority markets. Our second initiative involves strategic changes to the Pullmantur brand which include the opening of a regional head office in Latin America to place operating management closer to the Latin American market, and the sale of Pullmantur’s non-cruise businesses to allow Pullmantur to focus on its core business. We anticipate benefits as a result of the Pullmantur changes to occur in 2015 and beyond. We expect to incur approximately $23 million in additional restructuring and other costs in connection to both profitability initiatives in 2014.
During 2013, we ordered a third Royal Caribbean International Quantum-class ship and the conditional agreement to construct the third Royal Caribbean International Oasis-class ship became effective. Both ships are scheduled for delivery in the second quarter of 2016. We also have a second Quantum-class ship on order which is expected to enter service in the second quarter of 2015 and two ships on order for our joint venture TUI Cruises which are scheduled for delivery in the second quarters of 2014 and 2015. Each of these ships has committed financing arrangements. In late 2014, we will accept delivery of the first of a new generation of Royal Caribbean International cruise ships, Quantum of the Seas.
As part of our vessel revitalization program, twelve ships were revitalized for the Royal Caribbean International brand from 2011 to 2013 to incorporate certain of the most popular features of the Oasis-class ships on certain Freedom-class, Radiance-class and Vision-class ships. An additional two ships are scheduled for revitalization in 2014. During 2010, the Celebrity Cruises brand began a revitalization program for all four Millenium-class ships to incorporate certain Solstice-class features. The Celebrity revitalization program was completed in 2013.
As of December 31, 2013, we had liquidity of $1.9 billion, consisting of approximately $204.7 million in cash and cash equivalents and $1.7 billion available under our unsecured credit facilities. In 2013, we implemented a number of actions in furtherance of our refinancing strategy for our maturities in 2013 and 2014. We anticipate funding our 2014 maturities and other obligations through our cash flows from operations and our current financing arrangements. In addition, we continue to be focused on our goal of returning to an investment grade credit rating. We have already made strides in this direction and further improvements are anticipated through increasing operating cash flow, a moderate capital expenditure program, retiring of debt and favorable financing programs.
Results of Operations
In addition to the items discussed above under "Executive Overview," significant items for 2013 include:

•	Total revenues increased 3.5% to $8.0 billion from $7.7 billion in 2012 primarily due to an increase in ticket prices and onboard spending.

•	Cruise operating expenses increased 2.9% to $5.3 billion from $5.2 billion in 2012 primarily due to an increase in capacity, crew expenses and onboard and other expenses.

•
We entered into a series of transactions to refinance our 2013 and 2014 bond maturities, reduce interest costs, improve financing terms and extend maturities. See Note 7. Long-Term Debt to our consolidated financial statements for further information.

•
We entered into an agreement with STX France S.A. to build the third Oasis-class ship for Royal Caribbean International with approximately 5,400 berths which is expected to enter service in the second quarter of 2016. We have entered into a credit agreement to finance the purchase of the ship which includes a sovereign financing guarantee. Pullmantur's Atlantic Star, which has been out of operation since 2009, was transferred to an affiliate of STX France S.A. as part of the consideration for the third Oasis-class ship. The transfer did not result in a gain or loss. See Note 5. Property and Equipment and Note 15. Commitments and Contingencies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information.

•
We entered into an agreement with Meyer Werft to build the third Quantum-class ship for Royal Caribbean International with approximately 4,150 berths which is expected to enter service in the second quarter of 2016. We have entered into a credit agreement to finance the purchase of the ship which includes a sovereign financing guarantee. See Note 15. Commitments and Contingencies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information.

•
We incurred restructuring exit costs of $23.4 million related to our profitability initiatives. In addition, we recognized an impairment charge of $13.5 million to write down the aircraft owned and operated by Pullmantur Air to their fair value, and a $20.0 million charge to write down assets classified as held for sale as of December 31, 2013. These charges are classified as Restructuring and related impairment charges in our consolidated statements of comprehensive income (loss). Refer to Note 16. Restructuring and Related Impairment Charges to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information on our profitability initiatives.

For comparability purposes, starting in 2014, we will exclude results of the divested Pullmantur non-core businesses from our Adjusted Net Income. In anticipation of the 2014 change, we have presented the Adjusted Net Income excluding the estimated impact of the divested Pullmantur non-core businesses.

We reported total revenues, operating income, net income, Adjusted Net Income, earnings per share and Adjusted Earnings per Share as shown in the following table (in thousands, except per share data):

	Year Ended December 31,
	2013	2012	2011
Total revenues	$7,959,894	$7,688,024	$7,537,263
Operating income	$798,148	$403,110	$931,628
Net income	$473,692	$18,287	$607,421
Pullmantur impairment related charges (1)	—	413,932	—
Restructuring and related impairment charges	56,946	—	—
Adjusted Net Income	$530,638	$432,219	$607,421
Estimated impact of divesting businesses held for sale	8,586	10,654	(9,572)
Adjusted Net Income excluding estimated impact of businesses held for sale	$539,224	$442,873	$597,849

Weighted-Average Shares Outstanding:
Basic	219,638	217,930	216,983
Diluted	220,941	219,457	219,229

Basic:
Earnings per Share	$2.16	$0.08	$2.80
Adjusted Earnings per Share	$2.42	$1.98	$2.80
Estimated impact of divesting businesses held for sale	$0.04	$0.05	$(0.04)
Adjusted Earnings per Share excluding estimated impact of businesses held for sale	$2.46	$2.03	$2.76

Diluted:
Earnings per Share	$2.14	$0.08	$2.77
Adjusted Earnings per Share	$2.40	$1.97	$2.77
Estimated impact of divesting businesses held for sale	$0.04	$0.05	$(0.04)
Adjusted Earnings per Share excluding estimated impact of businesses held for sale	$2.44	$2.02	$2.73

(1) Includes $28.5 million in net deferred tax expense related to the Pullmantur impairment

The following table presents operating results as a percentage of total revenues for the last three years:

	Year Ended December 31,
	2013	2012	2011
Passenger ticket revenues	71.9%	72.8%	73.3%
Onboard and other revenues	28.1	27.2	26.7
Total revenues	100.0%	100.0%	100.0%
Cruise operating expenses:
Commissions, transportation and other	16.5%	16.8%	17.2%
Onboard and other	7.1	6.9	7.1
Payroll and related	10.6	10.8	11.0
Food	5.9	5.8	5.6
Fuel	11.6	11.8	10.1
Other operating	14.9	15.0	14.5
Total cruise operating expenses	66.7	67.1	65.6
Marketing, selling and administrative expenses	13.1	13.2	12.7
Depreciation and amortization expenses	9.5	9.5	9.3
Impairment of Pullmantur related assets	—	5.0	—
Restructuring and related impairment charges	0.7	—	—
Operating income	10.0	5.2	12.4
Other expense	(4.1)	(5.0)	(4.3)
Net income	6.0%	0.2%	8.1%

Selected statistical information is shown in the following table:

	Year Ended December 31,
	2013	2012	2011
Passengers Carried	4,884,763	4,852,079	4,850,010
Passenger Cruise Days	35,561,772	35,197,783	34,818,335
APCD	33,974,852	33,705,584	33,235,508
Occupancy	104.7%	104.4%	104.8%

For comparability purposes, starting in 2014, we will exclude results of the divested Pullmantur non-core businesses from our Net Yields and Net Cruise Costs. In anticipation of the 2014 change, we have presented Net Yields and Net Cruise Costs excluding these Pullmantur non-core businesses.
Gross Yields and Net Yields were calculated as follows (in thousands, except APCD and Yields):

	Year Ended December 31,
	2013	2013 On a Constant Currency basis	2012	2011
Passenger ticket revenues	$5,722,718	$5,756,849	$5,594,595	$5,525,904
Onboard and other revenues	2,237,176	2,232,642	2,093,429	2,011,359
Total revenues	7,959,894	7,989,491	7,688,024	7,537,263
Less:
Commissions, transportation and other	1,314,595	1,319,340	1,289,255	1,299,713
Onboard and other	568,615	567,094	529,453	535,501
Net revenues	6,076,684	6,103,057	5,869,316	5,702,049
Less:
Net revenues related to businesses held for sale	218,350	211,627	189,527	175,678
Net revenues excluding businesses held for sale	$5,858,334	$5,891,430	$5,679,789	$5,526,371

APCD	33,974,852	33,974,852	33,705,584	33,235,508
Gross Yields	$234.29	$235.16	$228.09	$226.78
Net Yields	$178.86	$179.63	$174.13	$171.56
Net Yields excluding businesses held for sale	$172.43	$173.41	$168.51	$166.28

Gross Cruise Costs, Net Cruise Costs and Net Cruise Costs Excluding Fuel were calculated as follows (in thousands, except APCD and costs per APCD):

	Year Ended December 31,
	2013	2013 On a Constant Currency basis	2012	2011
Total cruise operating expenses	$5,305,270	$5,302,946	$5,157,434	$4,942,607
Marketing, selling and administrative expenses	1,044,819	1,043,050	1,011,543	960,602
Gross Cruise Costs	$6,350,089	$6,345,996	$6,168,977	$5,903,209
Less:
Commissions, transportation and other	1,314,595	1,319,340	1,289,255	1,299,713
Onboard and other	568,615	567,094	529,453	535,501
Net Cruise Costs	$4,466,879	$4,459,562	$4,350,269	$4,067,995
Less:
Fuel	924,414	927,572	909,691	764,758
Net Cruise Costs Excluding Fuel	$3,542,465	$3,531,990	$3,440,578	$3,303,237

Net Cruise Costs	$4,466,879	$4,459,562	$4,350,269	$4,067,995
Less:
Net Cruise Costs related to businesses held for sale	224,864	219,241	199,596	162,671
Net Cruise Costs excluding businesses held for sale	$4,242,015	$4,240,321	$4,150,673	$3,905,324
Less:
Fuel	924,414	927,572	909,691	764,758
Net Cruise Costs Excluding Fuel and businesses held for sale	$3,317,601	$3,312,749	$3,240,982	$3,140,566

APCD	33,974,852	33,974,852	33,705,584	33,235,508
Gross Cruise Costs per APCD	$186.91	$186.79	$183.03	$177.62
Net Cruise Costs per APCD	$131.48	$131.26	$129.07	$122.40
Net Cruise Cost excluding businesses held for sale per APCD	$124.86	$124.81	$123.14	$117.50
Net Cruise Cost Excluding Fuel per APCD	$104.27	$103.96	$102.08	$99.39
Net Cruise Costs Excluding Fuel and businesses held for sale per APCD	$97.65	$97.51	$96.16	$94.49

In anticipation of the 2014 change noted above, in the tables below, we have presented our 2013 quarterly Net Yields and Net Cruise Costs excluding the Pullmantur non-core businesses.
Gross Yields and Net Yields were calculated as follows (in thousands, except APCD and Yields):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended December 31, 2013
Passenger ticket revenues	$1,393,778	$1,366,713	$1,672,051	$1,290,176	$5,722,718
Onboard and other revenues	517,442	516,054	639,698	563,982	2,237,176
Total revenues	1,911,220	1,882,767	2,311,749	1,854,158	7,959,894
Less:
Commissions, transportation and other	322,937	316,506	378,291	296,861	1,314,595
Onboard and other	121,487	140,710	178,269	128,149	568,615
Net Revenues	1,466,796	1,425,551	1,755,189	1,429,148	6,076,684
Less:
Net Revenues related to businesses held for sale	33,114	39,431	70,098	75,707	218,350
Net Revenues excluding businesses held for sale	$1,433,682	$1,386,120	$1,685,091	$1,353,441	$5,858,334

APCD	8,428,110	8,238,182	8,667,948	8,640,612	33,974,852
Gross Yields	$226.77	$228.54	$266.70	$214.59	$234.29
Net Yields	$174.04	$173.04	$202.49	$165.40	$178.86
Net Yields excluding businesses held for sale	$170.11	$168.26	$194.40	$156.64	$172.43

Gross Cruise Costs, Net Cruise Costs and Net Cruise Costs Excluding Fuel were calculated as follows (in thousands, except APCD and costs per APCD):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	December 31, 2013
Total cruise operating expenses	$1,282,190	$1,323,619	$1,416,801	$1,282,660	$5,305,270
Marketing, selling and administrative expenses (1)	274,034	257,948	249,954	262,883	1,044,819
Gross Cruise Costs	1,556,224	1,581,567	1,666,755	1,545,543	6,350,089
Less:
Commissions, transportation and other	322,937	316,506	378,291	296,861	1,314,595
Onboard and other	121,487	140,710	178,269	128,149	568,615
Net Cruise Costs	$1,111,800	$1,124,351	$1,110,195	$1,120,533	$4,466,879
Less:
Fuel	241,652	232,471	215,686	234,605	924,414
Net Cruise Costs Excluding Fuel	$870,148	$891,880	$894,509	$885,928	$3,542,465

Net Cruise Costs	$1,111,800	$1,124,351	$1,110,195	$1,120,533	$4,466,879
Less:
Net Cruise Costs related to businesses held for sale	34,971	49,196	67,760	72,937	224,864
Net Cruise Costs excluding businesses held for sale	$1,076,829	$1,075,155	$1,042,435	$1,047,596	$4,242,015
Less:
Fuel	241,652	232,471	215,686	234,605	924,414
Net Cruise Costs Excluding Fuel and businesses held for sale	$835,177	$842,684	$826,749	$812,991	$3,317,601

APCD	8,428,110	8,238,182	8,667,948	8,640,612	33,974,852
Gross Cruise Costs per APCD	$184.65	$191.98	$192.29	$178.87	$186.91
Net Cruise Costs per APCD	$131.92	$136.48	$128.08	$129.68	$131.48
Net Cruise Costs excluding businesses held for sale per APCD	$127.77	$130.51	$120.26	$121.24	$124.86
Net Cruise Costs Excluding Fuel per APCD	$103.24	$108.26	$103.20	$102.53	$104.27
Net Cruise Costs Excluding Fuel and businesses held for sale per APCD	$99.09	$102.29	$95.38	$94.09	$97.65
(1) For the three months ended June 30, 2013, $1.7 million has been reclassified in the consolidated statements of comprehensive income (loss) from Marketing selling and administrative expenses to Restructuring and related impairment charges in order to conform to the presentation in this Annual Report on Form 10-K impacting the Gross Cruise Costs, Net Cruise Costs and Net Cruise Costs Excluding Fuel calculations reported for the three months ended June 30, 2013.

Net Debt-to-Capital was calculated as follows (in thousands):

	As of December 31,
	2013	2012
Long-term debt, net of current portion	$6,511,426	$6,970,464
Current portion of long-term debt	1,563,378	1,519,483
Total debt	8,074,804	8,489,947
Less: Cash and cash equivalents	204,687	194,855
Net Debt	$7,870,117	$8,295,092
Total shareholders' equity	$8,808,265	$8,308,749
Total debt	8,074,804	8,489,947
Total debt and shareholders' equity	16,883,069	16,798,696
Debt-to-Capital	47.8%	50.5%
Net Debt	7,870,117	8,295,092
Net Debt and shareholders' equity	$16,678,382	$16,603,841
Net Debt-to-Capital	47.2%	50.0%
Outlook
We have presented the tables below excluding Pullmantur's non-core businesses.
On January 27, 2014, we announced the following initial first quarter and full year 2014 guidance, which remains essentially unchanged:
Full Year 2014

	As Reported	Constant Currency
Net Yields	Approx. 2%	2% to 3%
Net Cruise Costs per APCD	Approx. Flat	Approx. Flat
Net Cruise Costs per APCD, excluding Fuel	Approx. Flat	Flat to slightly down
Capacity Increase	1.7%
Depreciation and Amortization	$780 to $790 million
Interest Expense, net	$260 to $270 million
Fuel Consumption (metric tons)	1,352,000
Fuel Expenses	$944 million
Percent Hedged (fwd consumption)	55%
Impact of 10% change in fuel prices	$41.4 million
Adjusted Earnings per Share-Diluted*	$3.20 to $3.40

First quarter 2014

	As Reported	Constant Currency
Net Yields	Approx. (2%)	Approx. Flat
Net Cruise Costs per APCD	1% to 2%	Approx. 2%
Net Cruise Costs per APCD, excluding Fuel	Approx. 2%	2% to 3%
Capacity Increase	0.7%
Depreciation and Amortization	$190 to $200 million
Interest Expense, net	$60 to $70 million
Fuel Consumption (metric tons)	342,000
Fuel Expenses	$242 million
Percent Hedged (fwd consumption)	52%
Impact of 10% change in fuel prices	$11.5 million
Adjusted Earnings per Share-Diluted*	$0.20 to $0.30
* Adjusted Earnings per Share estimates for the Full Year and First Quarter of 2014 are presented in lieu of US GAAP earnings per share estimates due to significant uncertainty in projecting the amounts adjusted to arrive at this measure, such as, uncertainty in the amount of Pullmantur non-core business results that we will absorb in 2014. Refer to Note 16. Restructuring and Related Impairment Charges in our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information on our profitability initiatives and to the definition for Adjusted Earnings per Share herein. For the year ended December 31, 2013, we incurred restructuring and related impairment charges of $56.9 million, or $0.26 per share on a diluted basis.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

In this section, references to 2013 refer to the year ended December 31, 2013 and references to 2012 refer to the year ended December 31, 2012.

Revenues

Total revenues for 2013 increased $271.9 million, or 3.5%, to $8.0 billion from $7.7 billion in 2012.

Passenger ticket revenues comprised 71.9% of our 2013 total revenues. Passenger ticket revenues increased by $128.1 million, or 2.3%, to $5.7 billion in 2013 from $5.6 billion in 2012. The increase was primarily due to:

•
an increase in ticket prices for European sailings and certain deployment initiatives, including but not limited to increased deployment in Australia and Asia, all of which contributed to a $117.6 million increase in Passenger ticket revenues; and

•
a 0.8% increase in capacity, which increased Passenger ticket revenues by $44.6 million. The increase in capacity was primarily due to the addition of Celebrity Reflection which entered service in October 2012. This increase was partially offset by the transfer of Ocean Dream to an unrelated third party in April 2012 as part of a six year bareboat charter agreement and the transfer of Monarch of the Seas to Pullmantur in April 2013 reducing capacity due to the two-month lag further discussed in Note 1. General.

The increase in passenger ticket revenues was partially offset by the unfavorable effect of changes in foreign currency exchange rates related to our revenue transactions denominated in currencies other than the United States dollar of approximately $34.1 million.

The remaining 28.1% of 2013 total revenues was comprised of Onboard and other revenues, which increased $143.7 million, or 6.9%, to $2.2 billion in 2013 from $2.1 billion in 2012.

The increase was primarily due to:

•
a $101.7 million increase in onboard revenue primarily due to higher spending on a per passenger basis due to revenue enhancing initiatives as a result of our ship revitalization projects and an increase in shore excursion revenues attributable to certain deployment initiatives particularly in Australia. Onboard and other revenues included concession revenues of $316.3 million in 2013 and $288.6 million in 2012;

•	a $28.3 million increase in revenues related to Pullmantur’s travel agency network and air charter business due to the addition of new tour packages; and

•	a $14.8 million increase attributable to the 0.8% increase in capacity noted above.

Cruise Operating Expenses

Total cruise operating expenses increased $147.8 million, or 2.9%, to $5.3 billion from $5.2 billion in 2012. The increase was primarily due to:

•	a $39.6 million increase attributable to the 0.8% increase in capacity noted above;

•	a $22.6 million increase in crew expenses related to higher medical expenses and, to a lesser extent, an increase in crew movement related to deployment changes;

•	a $21.1 million increase in expenses related to Pullmantur’s travel agency network and air charter business noted above;

•	a $16.4 million increase in food expenses due to higher costs on a per passenger basis related to our new culinary initiatives and itinerary changes;

•
a $12.1 million increase in expenses attributable to the impact of the unscheduled drydocks for Celebrity Millennium and Grandeur of the Seas and the 2012 gain from the sale of Oceanic which did not recur in 2013; and

•	a $8.6 million increase in shore excursion expenses attributable to itinerary changes noted above.

Marketing, Selling and Administrative Expenses

Marketing, selling and administrative expenses of $1.0 billion for 2013 remained consistent with 2012.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for 2013 increased $24.2 million or 3.4% to $754.7 million from $730.5 million in 2012. The increase was primarily due to the addition of Celebrity Reflection which entered service in October 2012. The increase was partially offset by the favorable effect of changes made in the first quarter of 2013 to the estimated useful lives and associated residual values for five ships of approximately $11.0 million.

Restructuring and related impairment charges

During 2013, we incurred restructuring charges of approximately $23.4 million as a result of global restructuring actions and the pending sale of Pullmantur's non-core businesses. In addition, we recognized an impairment charge of $33.5 million to write down the assets held for sale related to the businesses to be sold and to write down certain long-lived assets, consisting of three aircraft owned and operated by Pullmantur Air, to their fair value. These impairment charges were due to the Pullmantur restructuring initiative. (See Valuation of Goodwill, Indefinite-Lived Intangible Assets and Long-Lived Assets above for more information regarding the impairment of these assets).

Other Income (Expense)

Interest expense, net of interest capitalized, decreased $23.4 million, or 6.6%, to $332.4 million in 2013 from $355.8 million in 2012. The decrease was due to lower interest rates and a lower average debt level.

Extinguishment of unsecured senior notes, decreased $3.3 million, or 44.0%, to $4.2 million in 2013 compared to $7.5 million in 2012. The decrease is due to a lower amount of notes repurchased during 2013 partially offset by a higher premium paid in connection with the 2013 repurchases.

Other expense decreased $41.1 million, or 96.0%, to $1.7 million in 2013 compared to $42.9 million for the same period in 2012. This change was primarily due to:

•
a $29.8 decrease in deferred income tax expense as a result of a 100% valuation allowance recorded in connection with Pullmantur's deferred tax assets in 2012 partially offset by a reduction in Pullmantur's deferred tax liability and resulting tax benefit related to a 2013 impairment of Pullmantur's long-lived assets and a 2012 impairment charge of Pullmantur's trademarks and trade names; and

•	income of $32.0 million from our equity method investments in 2013 as compared to income of $23.8 million in 2012.

Net Yields

Net Yields increased 2.7% in 2013 compared to 2012 primarily due to an increase in ticket prices, onboard revenue and Pullmantur’s travel agency network and air charter business noted above. Net Yields increased 3.2% in 2013 compared to 2012 on a Constant Currency basis.

Net Cruise Costs

Net Cruise Costs increased 2.7% in 2013 compared to 2012 primarily due to the increase in crew expenses, food expenses, indirect operating expenses and expenses related to Pullmantur’s travel agency network and air charter business, noted above. Net Cruise Costs per APCD increased 1.9% in 2013 compared to 2012. Net Cruise Costs per APCD on a Constant Currency basis increased 1.7% in 2013 compared to 2012.

Net Cruise Costs Excluding Fuel

Net Cruise Costs Excluding Fuel per APCD increased 2.1% in 2013 compared to 2012. Net Cruise Costs Excluding Fuel per APCD on a Constant Currency basis increased 1.8% in 2013 compared to 2012.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
In this section, references to 2012 refer to the year ended December 31, 2012 and references to 2011 refer to the year ended December 31, 2011.

Revenues

Total revenues for 2012 increased $150.8 million, or 2.0%, to $7.7 billion from $7.5 billion in 2011.

Passenger ticket revenues comprised 72.8% of our 2012 total revenues. Passenger ticket revenues increased by $68.7 million, or 1.2%, to $5.6 billion in 2012 from $5.5 billion in 2011. The increase was primarily due to:

•
an increase in ticket prices primarily driven by changes to our international distribution system mainly in Brazil and certain deployment initiatives including, but not limited to increased deployment in Australia and China, all of which contributed to a $94.6 million increase in Passenger ticket revenues; and

•
a 1.4% increase in capacity, which contributed to a $78.1 million increase in passenger ticket revenue. The increase in capacity was primarily due to the addition of Celebrity Silhouette which entered service in July 2011 and the addition of Celebrity Reflection which entered service in October 2012. This increase was partially offset by the sale of Celebrity Mercury to TUI Cruises in February 2011 and the completion of our one-year charter of Bleu de France in November 2011 following its sale to a third party in November 2010. The increase in capacity was also partially offset by the delivery of Ocean Dream to an unrelated third party in April 2012 as part of a six-year bareboat charter agreement.

The increase was partially offset by the unfavorable effect of changes in foreign currency exchange rates related to our passenger ticket revenue transactions denominated in currencies other than the United States dollar of approximately $104.0 million.

The remaining 27.2% of 2012 total revenues was comprised of Onboard and other revenues, which increased $82.1 million, or 4.1%, to $2.1 billion in 2012 from $2.0 billion in 2011. The increase was primarily due to:

•
a $32.5 million increase in onboard revenue attributable to higher spending on a per passenger basis primarily due to the addition of specialty restaurants and other onboard activities as a result of our ship revitalization projects and other revenue enhancing initiatives. Onboard and other revenues included concession revenues of $288.6 million in 2012 and $273.4 million in 2011;

•	a $25.4 million increase attributable to the 1.4% increase in capacity noted above; and

•	a $19.1 million increase in revenues related to Pullmantur’s travel agency network and air charter business due to an increase in guests and the addition of new itineraries.

The increase was partially offset by the unfavorable effect of changes in foreign currency exchange rates related to our onboard and other revenue transactions denominated in currencies other than the United States dollar of approximately $22.9 million.

Cruise Operating Expenses

Total cruise operating expenses for 2012 increased $214.8 million, or 4.3%, to $5.2 billion from $4.9 billion in 2011. The increase was primarily due to:

•	a $138.9 million increase in fuel expenses which are net of the financial impact of fuel swap agreements accounted for as hedges due to an increase in fuel prices in 2012 as compared to 2011;

•a $67.5 million increase attributable to the 1.4% increase in capacity noted above;

•a $32.1 million increase in expenses related to Pullmantur’s travel agency network and air charter business noted above; and

•	a $22.5 million increase in food expenses due to higher costs on a per passenger basis related to our new culinary initiatives.

The increase was partially offset by:

•
the favorable effect of changes in foreign currency exchange rates related to our cruise operating expenses denominated in currencies other than the United States dollar of approximately $74.5 million; and

•	a $39.5 million decrease in commissions expense attributable to increased charter business and changes in our distribution channels.

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

•	A reduction in deferred income tax expense of $5.2 million due to a reduction in Pullmantur's deferred tax liability related to the impairment charge of Pullmantur's trademarks and trade names;

•	A loss of $8.4 million associated with our fuel derivative instruments in 2012 as compared to a gain of $26.0 million in 2011, for a net change of $34.4 million.

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
Future Application of Accounting Standards
Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information on Recent Accounting Pronouncements.
Liquidity and Capital Resources
Sources and Uses of Cash
Cash flow generated from operations provides us with a significant source of liquidity. Net cash provided by operating activities remained consistent at $1.4 billion. The primary drivers for 2013 include a $392.5 million increase in cash receipts from customer deposits and an $88.0 million increase in cash receipts from onboard spending, mostly offset by $69.7 million of cash received on the settlement of derivative financial instruments in 2012 which did not recur in 2013 and the timing of payments to vendors in 2013 as compared to 2012.
Net cash used in investing activities was $824.5 million for 2013 compared to $1.3 billion for 2012. During 2013, our use of cash was primarily related to capital expenditures of $763.8 million, down from $1.3 billion for 2012. The decrease in capital expenditures is attributable to the delivery of a ship, Celebrity Reflection, in 2012 which did not recur in 2013, partially offset by a higher level of ships under construction in 2013 compared to 2012. The decrease in capital expenditures was partially offset by investments of $70.6 million to our unconsolidated affiliates during 2013. In addition, during 2013 we paid $17.3 million on settlements on our foreign currency forward contracts, up from $10.9 million paid in 2012.
Net cash used in financing activities was $576.6 million for 2013 compared to $179.6 million for 2012. This change was primarily due to an increase of $295.2 million in repayments of debt, a decrease of $109.0 million in debt proceeds and an increase of $25.9 million paid in dividends. The increase in repayments of debt was primarily due to the payment at maturity of $900.0 million of unsecured senior notes, partially offset by a decrease of $170.0 million in repayments on unsecured revolving credit facilities, a decrease in the early extinguishment of senior notes of $319.7 million and the prepayment of a $100.0 million unsecured term loan during 2012. The decrease in debt proceeds was primarily due to a $650.0 million bond issuance and $963.5 million of debt facilities being drawn upon in 2012, partially offset by $474.5 million drawn upon in 2013 and an increase of $1.0 billion of borrowings on our revolving credit facilities in 2013.
Future Capital Commitments
Our future capital commitments consist primarily of new ship orders. As of December 31, 2013, we had three Quantum-class ships and one Oasis-class ship on order for our Royal Caribbean International brand with an aggregate capacity of approximately 17,850 berths.

As of December 31, 2013, the aggregate cost of our ships on order was approximately $4.7 billion, of which we had disbursed $518.8 million as of such date. Approximately 36.3% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at December 31, 2013. (See Note 14. Fair Value Measurements and Derivative Instruments and Note 15. Commitments and Contingencies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data).

As of December 31, 2013, anticipated overall capital expenditures, based on our existing ships on order, are approximately $1.3 billion for 2014, $1.3 billion for 2015, $2.1 billion for 2016 and $0.3 billion for 2017.

Contractual Obligations
As of December 31, 2013, our contractual obligations were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Activities:
Operating lease obligations(1)(2)	$499,930	$47,097	$88,484	$79,203	$285,146
Interest on long-term debt(3)	1,093,746	228,083	340,646	184,098	340,919
Other(4)	696,827	200,660	254,795	158,432	82,940
Investing Activities:
Ship purchase obligations	3,722,011	934,517	2,787,494	—	—
Financing Activities:
Long-term debt obligations(5)	8,020,061	1,555,869	2,515,563	1,968,898	1,979,731
Capital lease obligations(6)	54,743	7,509	11,176	6,536	29,522
Other(7)	80,011	27,787	37,929	12,322	1,973
Total	$14,167,329	$3,001,522	$6,036,087	$2,409,489	$2,720,231
_______________________________________________________________________________

(1)	We are obligated under noncancelable operating leases primarily for a ship, offices, warehouses and motor vehicles.

(2)
Under the Brilliance of the Seas lease agreement, we may be required to make a termination payment of approximately £65.4 million, or approximately $108.3 million based on the exchange rate at December 31, 2013, if the lease is canceled in 2020. This amount is included in the more than 5 years column. Interest on the Brilliance of the Seas lease agreement is calculated based on the applicable variable interest rate at December 31, 2013.

(3)
Long-term debt obligations mature at various dates through fiscal year 2027 and bear interest at fixed and variable rates. Interest on variable-rate debt is calculated based on forecasted debt balances, including interest swapped using the applicable rate at December 31, 2013. Debt denominated in other currencies is calculated based on the applicable exchange rate at December 31, 2013.

(4)	Amounts represent future commitments with remaining terms in excess of one year to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts.

(5)	Amounts represent debt obligations with initial terms in excess of one year.

(6)	Amounts represent capital lease obligations with initial terms in excess of one year.

(7)	Amounts represent fees payable to sovereign guarantors in connection with certain of our export credit debt facilities and facility fees on our revolving credit facilities.
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
Off-Balance Sheet Arrangements
In July 2002, we entered into an operating lease denominated in British pound sterling for the Brilliance of the Seas. The lease payments vary based on sterling LIBOR and are included in Other operating expenses in our consolidated statements of comprehensive income (loss). Brilliance of the Seas lease expense amounts were approximately £12.3 million, £14.6 million and £15.9 million, or approximately $19.1 million, $23.3 million and $25.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. The lease has a contractual life of 25 years; however, both the lessor and we have certain rights to cancel the lease at year 18 (i.e., 2020) upon advance notice given approximately one year prior to cancellation. In the event of early termination at year 18, we have the option to cause the sale of the vessel at its fair value and to use the proceeds towards the applicable termination payment.

Alternatively, we could opt at such time to make a termination payment of approximately £65.4 million, or approximately $108.3 million based on the exchange rate at December 31, 2013 and relinquish our right to cause the sale of the vessel. Under current circumstances we do not believe early termination of this lease is probable.
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
In connection with the sale of Celebrity Mercury in February 2011, we and TUI AG each guaranteed repayment of 50% of an €180.0 million amortizing bank loan provided to TUI Cruises which is due 2016. As of December 31, 2013, €135.0 million, or approximately $186.0 million based on the exchange rate at December 31, 2013, remains outstanding. Based on current facts and circumstances, we do not believe potential obligations under this guarantee are probable.
TUI Cruises entered into construction agreements with STX Finland that includes certain restrictions on each of our and TUI AG's ability to reduce our current ownership interest in TUI Cruises below 37.5% through the construction periods for the first and second TUI newbuild vessels. In addition, the credit agreements for the financing of the ships extends this restriction through 2019.
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
Funding Needs and Sources
We have significant contractual obligations of which our debt service obligations and the capital expenditures associated with our ship purchases represent our largest funding needs. We have approximately $3.0 billion in contractual obligations due in 2014 of which approximately $1.6 billion relates to debt maturities and $934.5 million relates to the acquisition of Quantum of the Seas along with progress payments on our ship purchases. In addition, we have $11.2 billion in contractual obligations due beyond 2013 of which debt maturities and ship purchase obligations represent $6.5 billion and $2.8 billion, respectively. We have historically relied on a combination of cash flows provided by operations, drawdowns under our available credit facilities, the incurrence of additional debt and/or the refinancing of our existing debt and the issuance of additional shares of equity securities to fund these obligations.
We had a working capital deficit of $3.3 billion as of December 31, 2013 as compared to a working capital deficit of $3.2 billion as of December 31, 2012. Included within our working capital deficit is $1.6 billion and $1.5 billion of current portion of long-term debt as of December 31, 2013 and December 31, 2012, respectively. The increase in working capital deficit was primarily due to the increase in current maturities of long-term debt. Similar to others in our industry, we operate with a substantial working capital deficit. This deficit is mainly attributable to the fact that, under our business model, a vast majority of our passenger ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts remain a current liability until the sailing date. The cash generated from these advance receipts is used interchangeably with cash on hand from other sources, such as our revolving credit facilities and other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future sailing or otherwise, pay down our revolving credit facilities, invest in long term investments or any other use of cash. In addition, we have a relatively low-level of accounts receivable and rapid turnover results in a limited investment in inventories. We generate substantial cash flows from operations and our business model, along with our unsecured revolving credit facilities, has historically allowed us to maintain this working capital deficit and still meet our operating, investing and financing needs. We expect that we will continue to have working capital deficits in the future.
As of December 31, 2013, we have approximately $8.1 billion in long-term debt obligations. During 2012 and 2013 we entered into a series of transactions to refinance our 2013 and 2014 bond maturities, reduce interest costs, improve financing terms and extend maturities. During 2013, we entered into a credit agreement, which provides an unsecured term loan facility in an amount up to $380.0 million due August 2018. We amended and restated our $525.0 million unsecured revolving credit facility to $850.0 million, reduced the pricing and extended the termination date to August 2018. In addition, we increased the capacity of our revolving credit facility due July 2016 by $20.0 million, bringing our total capacity under this facility to $1.1 billion. As of December 31, 2013, we have an aggregate revolving borrowing capacity of $2.0 billion. Refer to Note 7. Long-Term Debt to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information.

As of December 31, 2013, we had liquidity of $1.9 billion, consisting of approximately $204.7 million in cash and cash equivalents and $1.7 billion available under our unsecured credit facilities. We anticipate that our cash flows from operations and our current financing arrangements, as described above, will be adequate to meet our capital expenditures and debt repayments over the next twelve-month period. In January 2014, we repaid our €745.0 million 5.625% unsecured senior notes with proceeds from our $380.0 million unsecured term loan facility and our revolving credit facilities.

In 2013, we repurchased $21.0 million of our 11.875% unsecured senior notes due 2015. Total consideration paid in connection with these repurchases, including premium and related fees and expenses, was $24.9 million resulting in a loss on the early extinguishment of debt of approximately $4.2 million which was immediately recognized in earnings. We may from time to time repurchase our debt in the open market, through debt tender offers, exchanges of debt securities, by exercising redemption rights or in privately negotiated transactions. We may also refinance existing debt or exchange existing debt for newly issued debt obligations.
As of December 31, 2013, we have on order three Quantum-class ships and one Oasis-class ship each of which has committed unsecured bank financing arrangements which include sovereign financing guarantees. Refer to Note 15. Commitments and Contingencies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information.
We are in the process of implementing a broad profitability improvement program aimed at increasing revenues and reducing expenses with a goal of further improving our returns on invested capital. There are numerous initiatives in connection with this program that are at different stages of implementation. One of those initiatives relates to realizing economies of scale and improving service delivery to our travel partners and guests by restructuring and consolidating our global sales, marketing and general and administrative structure. During the third quarter of 2013, we moved forward with activities related to this initiative. A second initiative relates to Pullmantur’s focus on the cruise business and expansion in Latin America. During the fourth quarter of 2013, we moved forward with activities related to this initiative. We expect to incur an estimated remaining amount of $32 million of cash outlays, mostly through the end of 2014, to complete these initiatives. We believe the cash outlays will be offset by increased cash inflows from the expected cost savings.

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
Debt Covenants
Certain of our financing agreements contain financial covenants that require us, among other things, to maintain minimum net worth of at least $5.9 billion, a fixed charge coverage ratio of at least 1.25x and limit our net debt-to-capital ratio to no more than 62.5%. The fixed charge coverage ratio is calculated by dividing net cash from operations for the past four quarters by the sum of dividend payments plus scheduled principal debt payments in excess of any new financings for the past four quarters. Our minimum net worth and maximum net debt-to-capital calculations exclude the impact of Accumulated other comprehensive income (loss) on Total shareholders' equity. We are well in excess of all financial covenant requirements as of December 31, 2013. The specific covenants and related definitions can be found in the applicable debt agreements, the majority of which have been previously filed with the Securities and Exchange Commission.
Dividends
In December 2013, we declared a cash dividend on our common stock of $0.25 per share which was paid in the first quarter of 2014. We declared a cash dividend on our common stock of $0.25 per share during the third quarter of 2013 which was paid in the fourth quarter of 2013. We declared and paid a cash dividend on our common stock of $0.12 per share during the first and second quarters of 2013.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Financial Instruments and Other

General

We are exposed to market risk attributable to changes in interest rates, foreign currency exchange rates and fuel prices. We manage these risks through a combination of our normal operating and financing activities and through the use of derivative financial instruments pursuant to our hedging practices and policies. The financial impact of these hedging instruments is primarily offset by corresponding changes in the underlying exposures being hedged. We achieve this by closely matching the amount, term and conditions of the derivative instrument with the underlying risk being hedged. Although certain of our derivative financial instruments do not qualify or are not accounted for under hedge accounting, we do not hold or issue derivative financial instruments for trading or other speculative purposes. We monitor our derivative positions using techniques including market valuations and sensitivity analyses. (See Note 14. Fair Value Measurements and Derivative Instruments to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data.)

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our long-term debt obligations including future interest payments, and our operating lease for Brilliance of the Seas. At December 31, 2013, approximately 34.6% of our long-term debt was effectively fixed as compared to 45.8% as of December 31, 2012. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense and rent expense.

Market risk associated with our long-term fixed-rate debt is the potential increase in fair value resulting from a decrease in interest rates. We use interest rate swap agreements that effectively convert a portion of our fixed-rate debt to a floating-rate basis to manage this risk. At December 31, 2013 and December 31, 2012, we maintained interest rate swap agreements on the $420.0 million fixed-rate portion of our Oasis of the Seas unsecured amortizing term loan. The interest rate swap agreements effectively changed the interest rate on the balance of the unsecured term loan, which was $280.0 million as of December 31, 2013, from a fixed rate of 5.41% to a LIBOR-based floating rate equal to LIBOR plus 3.87%, currently approximately 4.23%. In addition, during 2013, we entered into interest rate swap agreements that effectively changed the interest rate on the $650.0 million unsecured senior notes due 2022, from a fixed rate of 5.25% to a LIBOR-based floating rate equal to LIBOR plus 3.63%, currently approximately 3.87%. These interest rate swap agreements are accounted for as fair value hedges.

The estimated fair value of our long-term fixed-rate debt at December 31, 2013 was $3.3 billion, using quoted market prices, where available, or using the present value of expected future cash flows which incorporates risk profile. The fair value of our fixed to floating interest rate swap agreements was estimated to be a liability of $69.6 million as of December 31, 2013, based on the present value of expected future cash flows. A hypothetical one percentage point decrease in interest rates at December 31, 2013 would increase the fair value of our hedged and unhedged long-term fixed-rate debt by approximately $109.9 million and would increase the fair value of our fixed to floating interest rate swap agreements by $60.8 million.

Market risk associated with our long-term floating-rate debt is the potential increase in interest expense from an increase in interest rates. We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage this risk. A hypothetical one percentage point increase in interest rates would increase our forecasted 2014 interest expense by approximately $48.6 million, assuming no change in foreign currency exchange rates.

At December 31, 2013 and December 31, 2012, we maintained interest rate swap agreements on a portion of the Celebrity Reflection unsecured amortizing term loan. Beginning April 2013, the interest rate swap agreements effectively converted the interest rate on the balance of the unsecured term loan, which was $600.0 million as of December 31, 2013, from a floating rate equal to LIBOR plus 0.40% to a fixed rate (including applicable margin) of

2.85% through the term of the loan. These interest rate swap agreements are accounted for as cash flow hedges. In addition, at December 31, 2013 and December 31, 2012, we maintained forward-starting interest rate swap agreements that hedge the anticipated unsecured amortizing term loans that will finance our purchase of Quantum of the Seas and Anthem of the Seas. Forward-starting interest rate swaps hedging the Quantum of the Seas loan will effectively convert the interest rate for $735.0 million of the anticipated loan balance from LIBOR plus 1.30% to a fixed rate of 3.74% (inclusive of margin) beginning in October 2014. Forward-starting interest rate swaps hedging the Anthem of the Seas loan will effectively convert the interest rate for $725.0 million of the anticipated loan balance from LIBOR plus 1.30% to a fixed rate of 3.86% (inclusive of margin) beginning in April 2015.

The fair value of our floating to fixed interest rate swap agreements was estimated to be an asset of $56.6 million as of December 31, 2013 based on the present value of expected future cash flows.

Market risk associated with our operating lease for Brilliance of the Seas is the potential increase in rent expense from an increase in sterling LIBOR rates. A hypothetical one percentage point increase in sterling LIBOR rates would increase our forecasted 2014 rent expense by approximately $2.6 million, based on the exchange rate at December 31, 2013.

Foreign Currency Exchange Rate Risk

Our primary exposure to foreign currency exchange rate risk relates to our ship construction contracts denominated in Euros, our foreign currency denominated debt and our international business operations. We enter into foreign currency forward contracts, collar options and cross-currency swap agreements to manage portions of the exposure to movements in foreign currency exchange rates. The majority of our foreign currency forward contracts, collar options and cross-currency swap agreements are accounted for as cash flow or fair value hedges depending on the designation of the related hedge.

The estimated fair value as of December 31, 2013 of our Euro-denominated forward contracts associated with our ship construction contracts was an asset of $68.1 million, based on the present value of expected future cash flows. As of December 31, 2013, the aggregate cost of our ships on order was approximately $4.7 billion, of which we had disbursed $518.8 million as of such date. Approximately 36.3% and 49.7% of the aggregate cost of the ships under construction was exposed to fluctuations in the Euro exchange rate at December 31, 2013 and December 31, 2012, respectively. A hypothetical 10% strengthening of the Euro as of December 31, 2013, assuming no changes in comparative interest rates, would result in a $167.7 million increase in the United States dollar cost of the foreign currency denominated ship construction contracts exposed to fluctuations in the Euro exchange rate.

Our international business operations subject us to foreign currency exchange risk. We transact business in many different foreign currencies and maintain investments in foreign operations which may expose us to financial market risk resulting from fluctuations in foreign currency exchange rates. Movements in foreign currency exchange rates may affect the translated value of our earnings and cash flows. We manage most of this exposure on a consolidated basis, which allows us to take advantage of any natural offsets. Therefore, weakness in one particular currency might be offset by strengths in other currencies over time. Our earnings are also subject to volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than the United States dollar. To mitigate our foreign currency exchange rate exposure resulting from our net foreign currency denominated monetary assets and liabilities, we denominate a portion of our debt in our subsidiaries’ and investments’ functional currencies, enter into foreign currency forward contracts and we have historically utilized cross-currency swap agreements.

During 2012, we entered into foreign currency collar options to hedge a portion of our foreign currency exposure on the construction contract price for Anthem of the Seas. These options mature in April 2015 and have an estimated fair value of $22.2 million at December 31, 2013. In addition, during 2013, we entered into foreign currency forward contracts to hedge €365.0 million of our €745.0 million 5.625% unsecured senior notes due January 2014. These foreign currency forward contracts are accounted for as cash flow hedges and mature January 2014.

We consider our investments in our foreign operations to be denominated in relatively stable currencies and of a long-term nature. We partially mitigate the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries’ and investments’ functional currencies and designating it as a hedge of these subsidiaries and investments. We had designated debt as a hedge of our net investments in Pullmantur and TUI Cruises of approximately €544.9 million and €481.7 million, or approximately $750.8 million and $635.1 million, through December 31, 2013 and 2012, respectively. Accordingly, we have included approximately $44.4 million and $10.1 million of foreign-currency transaction losses in the foreign currency translation adjustment component of Accumulated other comprehensive income (loss) at December 31, 2013 and December 31, 2012, respectively. A hypothetical 10% increase or decrease in the December 31, 2013 Euro exchange rate would increase or decrease the fair value of our assigned debt by $167.8 million, which would be offset by a corresponding decrease or increase in the United States dollar value of our net investment.

Lastly, on a regular basis, we enter into foreign currency forward contracts to minimize volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than our functional currency or the functional currencies of our foreign subsidiaries. During 2013, we maintained an average of approximately $406.7 million of these foreign currency forward contracts. These instruments are not designated as hedging instruments. Changes in the fair value of the foreign currency forward contracts were losses of approximately $19.3 million, which offset gains arising from the remeasurement of monetary assets and liabilities denominated in foreign currencies of $13.4 million for the year ended December 31, 2013. Changes in the fair value of the foreign currency forward contracts were gains of approximately $7.7 million, which offset losses arising from the remeasurement of monetary assets and liabilities denominated in foreign currencies of $11.8 million for the year ended December 31, 2012. Changes in the fair value of the foreign currency forward contracts were losses of approximately $1.1 million and losses arising from the remeasurement of monetary assets and liabilities denominated in foreign currencies of $1.6 million, which resulted in a total loss of $2.7 million for the year ended December 31, 2011. These changes were recognized in earnings within Other (expense) income in our consolidated statements of comprehensive income (loss).

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates primarily to the consumption of fuel on our ships. Fuel cost (net of the financial impact of fuel swap agreements), as a percentage of our total revenues, was approximately 11.6% in 2013, 11.8% in 2012 and 10.1% in 2011. We use a range of instruments including fuel swap agreements and fuel call options to mitigate the financial impact of fluctuations in fuel prices.

As of December 31, 2013, we had fuel swap agreements to pay fixed prices for fuel with an aggregate notional amount of approximately $1.2 billion, maturing through 2017. The fuel swap agreements represent 57% of our projected 2014 fuel requirements, 45% of our projected 2015 fuel requirements, 25% of our projected 2016 fuel requirements and 5% of our projected 2017 fuel requirements. These fuel swap agreements are accounted for as cash flow hedges. The estimated fair value of these contracts at December 31, 2013 was estimated to be an asset of $8.5 million. We estimate that a hypothetical 10% increase in our weighted-average fuel price from that experienced during the year ended December 31, 2013 would increase our forecasted 2014 fuel cost by approximately $40.9 million, net of the impact of fuel swap agreements.
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
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our Chairman and Chief Executive Officer and our Senior Vice President, Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, the independent registered certified public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in its report, which is included herein on page F-2.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Jason T. Liberty Senior Vice President, Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

February 20, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 20, 2014.

/s/ RICHARD D. FAIN
Richard D. Fain Director, Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ JASON T. LIBERTY
Jason T. Liberty Senior Vice President, Chief Financial Officer (Principal Financial Officer)

/s/ HENRY L. PUJOL
Henry L. Pujol Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

*
Bernard W. Aronson Director

John F. Brock Director

*
William L. Kimsey Director

*
Ann S. Moore Director

*
Eyal M. Ofer Director

*
Thomas J. Pritzker Director

*
William K. Reilly Director

*
Bernt Reitan Director

*
Vagn O. Sørensen Director

*
Arne Alexander Wilhelmsen Director

*By:	/s/ JASON T. LIBERTY
Jason T. Liberty, as Attorney-in-Fact

INDEX TO EXHIBITS
Exhibits 10.16 through 10.33 represent management compensatory plans or arrangements.

Exhibit	Description
3.1
— Restated Articles of Incorporation of the Company, as amended (composite) (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3, File No. 333-158161, filed with the Securities and Exchange Commission (the ‘‘Commission’’)) on March 23, 2009.

3.2	— Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 11, 2013).

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

4.5
— Form of Indenture dated as of July 31, 2006 between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 333-136186) filed with the Commission on July 31, 2006).

4.6
— First Supplemental Indenture dated as of July 6, 2009 between the Company, as issuer, and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 2, 2009).

4.7
— Second Supplemental Indenture dated as of November 7, 2012 between the Company, as issuer, and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 7, 2012).

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

10.3
— Assignment and Amendment to the Credit Agreement, dated as of August 23, 2013, among the Company, the various financial institutions as are or shall become parties thereto and Nordea Bank Finland plc, New York Branch, as administrative agent for the lender parties (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 26, 2013).

10.4
— Assignment and Amendment Deed to Hull No. 679 Credit Agreement, dated as of February 17, 2012, among Celebrity Silhouette Inc., the Company and KfW IPEX-BANK GMBH, in its capacity as agent for Hermes, administrative agent and lender (incorporated by reference to Exhibit 10.5 to the Company’s 2011 Annual Report on Form 10-K).

10.5
— Assignment and Amendment Deed to Hull No. 691 Credit Agreement, dated as of February 17, 2012, among Celebrity Solstice V Inc., the Company and KfW IPEX-BANK GMBH, in its capacity as agent for Hermes, administrative agent and lender (incorporated by reference to Exhibit 10.6 to the Company’s 2011 Annual Report on Form 10-K).

Exhibit	Description
10.6
— Assignment and Amendment No. 4 to Credit Agreement, dated as of March 26, 2012, among Oasis of the Seas Inc., Royal Caribbean Cruises Ltd., the various financial institutions as are parties to the Credit Agreement and BNP Paribas, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012).

10.7
— Assignment and Amendment No. 4 to Credit Agreement, dated as of March 26, 2012, among Allure of the Seas Inc., Royal Caribbean Cruises Ltd., the various financial institutions as are parties to the Credit Agreement and Skandinaviska Enskilda Banken AB, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012).

10.8
— Hull No. S-697 Credit Agreement, dated as of June 8, 2011, between Company, the Lenders from time to time party thereto and KfW-IPEX-Bank GmbH, as Hermes Agent, Facility Agent and Initial Mandated Lead Arranger, as amended on February 17, 2012 and May 10, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2012).

10.9
— Amendment Agreement in connection with the Credit Agreement in respect of Hull No. S-698, dated as of February 17, 2012, between the Company, the Lenders from time to time party thereto and KfW-IPEX-Bank GmbH, as Hermes Agent, Facility Agent and Initial Mandated Lead Arranger (incorporated by reference to Exhibit 10.10 to the Company’s 2011 Annual Report on Form 10-K).

10.10
— Facility Agreement, dated as of July 9, 2013, between the Company, as the Borrower, the Lenders from time to time party thereto, Société Générale, as Facility Agent and Mandated Lead Arranger, BNP Paribas, as Documentation Bank and Mandated Lead Arranger, and HSBC France, as Mandated Lead Arranger (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 12, 2013).

10.11
— Hull No. S-699 Credit Agreement, dated as of November 27, 2013, between the Company, as the Borrower, the Lenders from time to time party thereto and KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent and Initial Mandated Lead Arranger (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 3, 2013).

10.12
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

10.14
— Multi-Tenant Office Lease Agreement dated May 3, 2000, as amended through January 26, 2010, between the Company and RT Miramar II, LLC (incorporated by reference to Exhibit 4.6 to the Company’s 2003 Annual Report on Form 20-F and Exhibit 10.17 to the Company’s 2009 Annual Report on Form 10-K).

10.15
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

10.18
— Form of Royal Caribbean Cruises Ltd. 2008 Equity Incentive Plan Stock Option Award Agreement—Incentive Options (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).

10.19
— Form of Royal Caribbean Cruises Ltd. 2008 Equity Incentive Plan Stock Option Award Agreement—Nonqualified shares (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).

Exhibit	Description
10.20
— Form of Royal Caribbean Cruises Ltd. 2008 Equity Incentive Plan Restricted Stock Unit Agreement for grants made in 2010, 2011, 2012 and 2013 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).

10.21
— Form of Royal Caribbean Cruises Ltd. 2008 Equity Incentive Plan Restricted Stock Unit Agreement—Director Grants (incorporated by reference to Exhibit 10.31 to the Company’s 2010 Annual Report on Form 10-K).

10.22
— Form of Royal Caribbean Cruises Ltd. 2008 Equity Incentive Plan Performance Share Agreement for grants made in 2012 and 2013 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on February 22, 2012).

10.23	— Form of Royal Caribbean Cruises Ltd. 2008 Equity Incentive Plan Restricted Stock Unit Agreement for grants made in 2014*

10.24	— Form of Royal Caribbean Cruises Ltd. 2008 Equity Incentive Plan Performance Share Agreement for grants made in 2014*

10.25	— Employment Agreement dated December 31, 2012 between the Company and Richard D. Fain (incorporated by reference to Exhibit 10.22 to the Company’s 2012 Annual Report on Form 10-K).

10.26	— Employment Agreement dated December 31, 2012 between the Company and Adam M. Goldstein (incorporated by reference to Exhibit 10.23 to the Company’s 2012 Annual Report on Form 10-K).

10.27	— Employment Agreement dated December 31, 2012 between Celebrity Cruises Inc. and Michael W. Bayley (incorporated by reference to Exhibit 10.24 to the Company’s 2012 Annual Report on Form 10-K).

10.28	— Employment Agreement dated December 31, 2012 between the Company and Brian J. Rice (incorporated by reference to Exhibit 10.25 to the Company’s 2012 Annual Report on Form 10-K).

10.29	— Employment Agreement dated December 31, 2012 between the Company and Harri U. Kulovaara (incorporated by reference to Exhibit 10.26 to the Company’s 2012 Annual Report on Form 10-K).

10.30
— Employment Agreement dated May 20, 2013 between the Company and Jason T. Liberty (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013).

10.31
— Royal Caribbean Cruises Ltd. Executive Short-Term Bonus Plan dated as of September 12, 2008, as amended (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011).

10.32
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

10.33
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

10.34
— Summary of Royal Caribbean Cruises Ltd. Board of Directors Compensation (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013).

10.35	— Cruise Policy for Members of the Board of Directors of the Company*

12.1	— Statement regarding computation of fixed charge coverage ratio*

21.1	— List of Subsidiaries*

23.1	— Consent of PricewaterhouseCoopers LLP, an independent registered certified public accounting firm*

23.2	— Consent of Drinker Biddle & Reath LLP*

Exhibit	Description

24.1	— Power of Attorney*

31.1	— Certification of Richard D. Fain required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934*

31.2	— Certification of Jason T. Liberty required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934*

32.1	— Certification of Richard D. Fain and Jason T. Liberty pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code**
___________________________________

*	Filed herewith

**	Furnished herewith
Interactive Data File

101
—The following financial statements from Royal Caribbean Cruises Ltd.'s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on February 20, 2014, formatted in XBRL, as follows:

	(i)	the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011;
	(ii)	the Consolidated Balance Sheets at December 31, 2013 and 2012;
	(iii)	the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011;
	(iv)	the Consolidated Statements of Shareholders' Equity for the years ended December 31, 2013, 2012 and 2011; and
	(v)	the Notes to the Consolidated Financial Statements, tagged in summary and detail.

ROYAL CARIBBEAN CRUISES LTD.

Report of Independent Registered Certified Public Accounting Firm
To the Board of Directors and Shareholders
of Royal Caribbean Cruises, Ltd.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income (loss), cash flows and shareholders' equity present fairly, in all material respects, the financial position of Royal Caribbean Cruises, Ltd. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Miami, Florida
February 20, 2014

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except per share data)
Passenger ticket revenues	$5,722,718	$5,594,595	$5,525,904
Onboard and other revenues	2,237,176	2,093,429	2,011,359
Total revenues	7,959,894	7,688,024	7,537,263
Cruise operating expenses:
Commissions, transportation and other	1,314,595	1,289,255	1,299,713
Onboard and other	568,615	529,453	535,501
Payroll and related	841,737	828,198	825,676
Food	469,653	449,649	424,308
Fuel	924,414	909,691	764,758
Other operating	1,186,256	1,151,188	1,092,651
Total cruise operating expenses	5,305,270	5,157,434	4,942,607
Marketing, selling and administrative expenses	1,044,819	1,011,543	960,602
Depreciation and amortization expenses	754,711	730,493	702,426
Impairment of Pullmantur related assets	—	385,444	—
Restructuring and related impairment charges	56,946	—	—
	7,161,746	7,284,914	6,605,635
Operating Income	798,148	403,110	931,628
Other income (expense):
Interest income	13,898	21,331	25,318
Interest expense, net of interest capitalized	(332,422)	(355,785)	(382,416)
Extinguishment of unsecured senior notes	(4,206)	(7,501)	—
Other (expense) income (including $28.5 million net deferred tax expense related to impairments in 2012)	(1,726)	(42,868)	32,891
	(324,456)	(384,823)	(324,207)
Net Income	$473,692	$18,287	$607,421
Basic Earnings per Share:
Net income	$2.16	$0.08	$2.80
Diluted Earnings per Share:
Net income	$2.14	$0.08	$2.77
Comprehensive Income (Loss)
Net Income	$473,692	$18,287	$607,421
Other comprehensive income (loss):
Foreign currency translation adjustments	1,529	(2,764)	(18,200)
Change in defined benefit plans	10,829	(4,567)	(6,698)
Change related to cash flow derivative hedges	127,829	(51,247)	(76,106)
Total other comprehensive income (loss)	140,187	(58,578)	(101,004)
Comprehensive Income (Loss)	$613,879	$(40,291)	$506,417

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2013	2012
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$204,687	$194,855
Trade and other receivables, net	259,746	281,421
Inventories	151,244	146,295
Prepaid expenses and other assets	252,852	207,662
Derivative financial instruments	87,845	57,827
Total current assets	956,374	888,060
Property and equipment, net	17,517,752	17,451,034
Goodwill	439,231	432,975
Other assets	1,159,590	1,055,861
	$20,072,947	$19,827,930
Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$1,563,378	$1,519,483
Accounts payable	372,226	351,587
Accrued interest	103,025	106,366
Accrued expenses and other liabilities	563,702	541,722
Customer deposits	1,664,679	1,546,993
Total current liabilities	4,267,010	4,066,151
Long-term debt	6,511,426	6,970,464
Other long-term liabilities	486,246	482,566
Commitments and contingencies (Note 15)
Shareholders' equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 230,782,315 and 229,080,109 shares issued, December 31, 2013 and December 31, 2012, respectively)	2,308	2,291
Paid-in capital	3,159,038	3,109,887
Retained earnings	6,054,952	5,744,791
Accumulated other comprehensive income (loss)	5,671	(134,516)
Treasury stock (10,308,683 common shares at cost, December 31, 2013 and December 31, 2012)	(413,704)	(413,704)
Total shareholders' equity	8,808,265	8,308,749
	$20,072,947	$19,827,930

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Operating Activities
Net income	$473,692	$18,287	$607,421
Adjustments:
Depreciation and amortization	754,711	730,493	702,426
Impairment of Pullmantur related assets	—	385,444	—
Restructuring related impairments	33,514	—	—
Net deferred tax expense related to Pullmantur impairment	—	28,488	—
Loss (gain) on derivative instruments not designated as hedges	19,287	(2,014)	(18,920)
Loss on extinguishment of unsecured senior notes	4,206	7,501	—
Changes in operating assets and liabilities:
Decrease in trade and other receivables, net	95,401	8,026	87,872
Increase in inventories	(4,321)	(1,645)	(18,423)
Increase in prepaid expenses and other assets	(22,657)	(1,614)	(17,052)
Increase in accounts payable	18,957	36,602	56,755
Decrease in accrued interest	(3,341)	(15,786)	(28,553)
(Decrease) increase in accrued expenses and other liabilities	(6,714)	33,060	25,318
Increase in customer deposits	37,077	103,733	19,482
Cash received on settlement of derivative financial instruments	—	69,684	12,200
Dividends received from unconsolidated affiliates	5,093	—	21,147
Other, net	7,163	(18,525)	6,066
Net cash provided by operating activities	1,412,068	1,381,734	1,455,739
Investing Activities
Purchases of property and equipment	(763,777)	(1,291,499)	(1,173,626)
Cash (paid) received on settlement of derivative financial instruments	(17,338)	(10,886)	16,307
Investments in unconsolidated affiliates	(70,626)	—	(110,660)
Cash payments received on loan to unconsolidated affiliate	23,372	23,512	—
Proceeds from sale of ships	—	9,811	345,000
Other, net	3,831	5,739	(1,586)
Net cash used in investing activities	(824,538)	(1,263,323)	(924,565)
Financing Activities
Debt proceeds	2,449,464	2,558,474	1,578,368
Debt issuance costs	(57,622)	(75,839)	(84,381)
Repayments of debt	(2,856,481)	(2,561,290)	(2,179,046)
Dividends paid	(143,629)	(117,707)	(21,707)
Proceeds from exercise of common stock options	30,125	15,146	19,463
Other, net	1,517	1,599	10,788
Net cash used in financing activities	(576,626)	(179,617)	(676,515)
Effect of exchange rate changes on cash	(1,072)	(6,125)	(12,402)
Net increase (decrease) in cash and cash equivalents	9,832	(67,331)	(157,743)
Cash and cash equivalents at beginning of year	194,855	262,186	419,929
Cash and cash equivalents at end of year	$204,687	$194,855	$262,186

The accompanying notes are an integral part of these consolidated financial statements.

Supplemental Disclosures
Cash paid during the year for:
Interest, net of amount capitalized	$319,476	$341,047	$360,892

Non cash Investing Activities
Purchase of property and equipment through asset trade-in	$46,375	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
	(in thousands)
Balances at January 1, 2011	$2,262	$3,027,130	$5,259,998	$25,066	$(413,704)	$7,900,752
Issuance under employee related plans	14	44,629	—	—	—	44,643
Common Stock dividends	—	—	(43,435)	—	—	(43,435)
Dividends declared by Pullmantur Air, S.A.(1)	—	—	(554)	—	—	(554)
Changes related to cash flow derivative hedges	—	—	—	(76,106)	—	(76,106)
Change in defined benefit plans	—	—	—	(6,698)	—	(6,698)
Foreign currency translation adjustments	—	—	—	(18,200)	—	(18,200)
Net income	—	—	607,421	—	—	607,421
Balances at December 31, 2011	2,276	3,071,759	5,823,430	(75,938)	(413,704)	8,407,823
Issuance under employee related plans	15	38,128	—	—	—	38,143
Common Stock dividends	—	—	(95,979)	—	—	(95,979)
Dividends declared by Pullmantur Air, S.A.(1)	—	—	(947)	—	—	(947)
Changes related to cash flow derivative hedges	—	—	—	(51,247)	—	(51,247)
Change in defined benefit plans	—	—	—	(4,567)	—	(4,567)
Foreign currency translation adjustments	—	—	—	(2,764)	—	(2,764)
Net income	—	—	18,287	—	—	18,287
Balances at December 31, 2012	2,291	3,109,887	5,744,791	(134,516)	(413,704)	8,308,749
Issuance under employee related plans	17	49,151	—	—	—	49,168
Common Stock dividends	—	—	(162,727)	—	—	(162,727)
Dividends declared by Pullmantur Air, S.A.(1)	—	—	(804)	—	—	(804)
Changes related to cash flow derivative hedges	—	—	—	127,829	—	127,829
Change in defined benefit plans	—	—	—	10,829	—	10,829
Foreign currency translation adjustments	—	—	—	1,529	—	1,529
Net income	—	—	473,692	—	—	473,692
Balances at December 31, 2013	$2,308	$3,159,038	$6,054,952	$5,671	$(413,704)	$8,808,265
___________________________________

(1)	Dividends declared by Pullmantur Air, S.A. to its non-controlling shareholder. See Note 6. Other Assets for further information regarding Pullmantur Air, S.A.'s ownership structure.

The following table summarizes activity in accumulated other comprehensive income (loss) related to derivatives designated as cash flow hedges (in thousands):

	Year Ended December 31,
	2013	2012	2011
Accumulated net (loss) gain on cash flow derivative hedges at beginning of year	$(84,505)	$(33,258)	$42,848
Net gain on cash flow derivative hedges	197,428	58,138	70,480
Net gain reclassified into earnings	(69,599)	(109,385)	(146,586)
Accumulated net gain (loss) on cash flow derivative hedges at end of year	$43,324	$(84,505)	$(33,258)

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1. General
Description of Business
We are a global cruise company. We own Royal Caribbean International, Celebrity Cruises, Pullmantur, Azamara Club Cruises, CDF Croisières de France and a 50% joint venture interest in TUI Cruises. Together, these six brands operate a combined 41 ships as of December 31, 2013. Our ships operate on a selection of worldwide itineraries that call on approximately 490 destinations on all seven continents.
Basis for Preparation of Consolidated Financial Statements
The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Estimates are required for the preparation of financial statements in accordance with these principles. Actual results could differ from these estimates. See Note 2. Summary of Significant Accounting Policies for a discussion of our significant accounting policies.
All significant intercompany accounts and transactions are eliminated in consolidation. We consolidate entities over which we have control, usually evidenced by a direct ownership interest of greater than 50%, and variable interest entities where we are determined to be the primary beneficiary. See Note 6. Other Assets for further information regarding our variable interest entities. For affiliates we do not control but over which we have significant influence on financial and operating policies, usually evidenced by a direct ownership interest from 20% to 50%, the investment is accounted for using the equity method. We consolidate the operating results of Pullmantur and CDF Croisières de France on a two-month lag to allow for more timely preparation of our consolidated financial statements. No material events or transactions affecting Pullmantur or CDF Croisières de France have occurred during the two-month lag period of November and December 2013 that would require disclosure or adjustment to our consolidated financial statements as of December 31, 2013. For the anticipated sale of the Pullmantur non-core businesses, see Note 16. Restructuring and Related Impairment Charges.
Note 2. Summary of Significant Accounting Policies
Revenues and Expenses
Deposits received on sales of passenger cruises are initially recorded as customer deposit liabilities on our balance sheet. Customer deposits are subsequently recognized as passenger ticket revenues, together with revenues from onboard and other goods and services and all associated direct costs of a voyage, upon completion of voyages with durations of ten days or less, and on a pro-rata basis for voyages in excess of ten days. Revenues and expenses include port costs that vary with guest head counts. The amounts of such port costs included in Passenger ticket revenues on a gross basis were $494.2 million, $459.8 million and $442.9 million for the years 2013, 2012 and 2011, respectively.
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

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Depreciation of property and equipment is computed using the straight-line method over the estimated useful life of the asset. The useful lives of our ships are generally 30 years, net of a 15% projected residual value. The 30-year useful life of our newly constructed ships and 15% associated residual value are both based on the weighted-average of all major components of a ship. Our useful life and residual value estimates take into consideration the impact of anticipated technological changes, long-term cruise and vacation market conditions and historical useful lives of similarly-built ships. In addition, we take into consideration our estimates of the weighted-average useful lives of the ships' major component systems, such as hull, superstructure, main electric, engines and cabins. Depreciation for assets under capital leases is computed using the shorter of the lease term or related asset life. (See Note 5. Property and Equipment.)
Depreciation of property and equipment is computed utilizing the following useful lives:

Years
Ships	generally 30
Ship improvements	3-20
Buildings and improvements	10-40
Computer hardware and software	3-5
Transportation equipment and other	3-30
Leasehold improvements	Shorter of remaining lease term or useful life 3-30

During the first quarter of 2013, we performed a review of the estimated useful lives and associated residual values of ships in our fleet approaching the last third of their estimated useful lives. As a result, effective January 1, 2013, we revised the estimated useful lives of five ships from 30 years with a 15% associated residual value, to 35 years with a 10% associated residual value. The change in the estimated useful lives and associated residual value was accounted for prospectively as a change in accounting estimate. The 35-year useful life with a 10% associated residual value is based on revised estimates of the weighted-average useful life of all major ship components for these ships. The change in estimate is consistent with our recent investments in and future plans to continue to invest in the revitalization of these ships and the use of certain ship components longer than originally estimated. The change allows us to better match depreciation expense with the periods these assets are expected to be in use. For the full year 2013, this change increased operating income and net income by approximately $11.0 million and increased earnings per share by $0.05 per share on a basic and diluted basis.
We review long-lived assets for impairment whenever events or changes in circumstances indicate, based on estimated undiscounted future cash flows, that the carrying amount of these assets may not be fully recoverable. For purposes of recognition and measurement of an impairment loss, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The lowest level for which we maintain identifiable cash flows that are independent of the cash flows of other assets and liabilities is at the ship level for our ships and at the aggregated asset group level for our aircraft. If estimated future cash flows are less than the carrying value of an asset, an impairment charge is recognized to the extent its carrying value exceeds fair value.
We use the deferral method to account for drydocking costs. Under the deferral method, drydocking costs incurred are deferred and charged to expense on a straight-line basis over the period to the next scheduled drydock, which we estimate to be a period of thirty to sixty months based on the vessel's age as required by Class. Deferred drydock costs consist of the costs to drydock the vessel and other costs incurred in connection with the drydock which are necessary to maintain the vessel's Class certification. Class certification is necessary in order for our cruise ships to be flagged in a specific country, obtain liability insurance and legally operate as passenger cruise ships. The activities associated with those drydocking costs cannot be performed while the vessel is in service and, as such, are done during a drydock as a planned major maintenance activity. The significant deferred drydock costs consist of hauling and wharfage services provided by the drydock facility, hull inspection and related activities (e.g. scraping, pressure cleaning, bottom painting), maintenance to steering propulsion, thruster equipment and ballast tanks, port services such as tugs, pilotage and line

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

handling, and freight associated with these items. We perform a detailed analysis of the various activities performed for each drydock and only defer those costs that are directly related to planned major maintenance activities necessary to maintain Class. The costs deferred are not otherwise routinely periodically performed to maintain a vessel's designed and intended operating capability. Repairs and maintenance activities are charged to expense as incurred.
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
Intangible Assets
In connection with our acquisitions, we have acquired certain intangible assets to which value has been assigned based on our estimates. Intangible assets that are deemed to have an indefinite life are not amortized, but are subject to an annual impairment test, or when events or circumstances dictate, more frequently. The indefinite-life intangible asset impairment test consists of a comparison of the fair value of the indefinite-life intangible asset with its carrying amount. If the carrying amount exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. If the fair value exceeds its carrying amount, the indefinite-life intangible asset is not considered impaired.
Other intangible assets assigned finite useful lives are amortized on a straight-line basis over their estimated useful lives.
Contingencies —Litigation
On an ongoing basis, we assess the potential liabilities related to any lawsuits or claims brought against us. While it is typically very difficult to determine the timing and ultimate outcome of such actions, we use our best judgment to determine if it is probable that we will incur an expense related to the settlement or final adjudication of such matters and whether a reasonable estimation of such probable loss, if any, can be made. In assessing probable losses, we take into consideration estimates of the amount of insurance recoveries, if any, which are recorded as assets when recoverability is probable. We accrue a liability when we believe a loss is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertainties related to the eventual outcome of litigation and potential insurance recoveries, it is possible that certain matters may be resolved for amounts materially different from any provisions or disclosures that we have previously made.
Advertising Costs
Advertising costs are expensed as incurred except those costs which result in tangible assets, such as brochures, which are treated as prepaid expenses and charged to expense as consumed. Advertising costs consist of media advertising as well as brochure, production and direct mail costs.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Media advertising was $205.8 million, $200.9 million and $193.7 million, and brochure, production and direct mail costs were $137.1 million, $130.4 million and $124.3 million for the years 2013, 2012 and 2011, respectively.
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

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign Currency Translations and Transactions
We translate assets and liabilities of our foreign subsidiaries whose functional currency is the local currency, at exchange rates in effect at the balance sheet date. We translate revenues and expenses at weighted-average exchange rates for the period. Equity is translated at historical rates and the resulting foreign currency translation adjustments are included as a component of Accumulated other comprehensive income (loss), which is reflected as a separate component of Shareholders' equity. Exchange gains or losses arising from the remeasurement of monetary assets and liabilities denominated in a currency other than the functional currency of the entity involved are immediately included in our earnings, except for certain liabilities that have been designated to act as a hedge of a net investment in a foreign operation or investment. Exchange gains (losses) were $13.4 million, $(11.8) million and $(1.6) million for the years 2013, 2012 and 2011, respectively, and were recorded within Other (expense) income. The majority of our transactions are settled in United States dollars. Gains or losses resulting from transactions denominated in other currencies are recognized in income at each balance sheet date.
Concentrations of Credit Risk
We monitor our credit risk associated with financial and other institutions with which we conduct significant business and, to minimize these risks, we select counterparties with credit risks acceptable to us and we seek to limit our exposure to an individual counterparty. Credit risk, including but not limited to counterparty nonperformance under derivative instruments, our credit facilities and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions, insurance companies and export credit agencies with which we have long-term relationships and which have credit risks acceptable to us or where the credit risk is spread out among a large number of counterparties. In addition, our exposure under foreign currency forward contracts, foreign currency collar options, fuel call options, interest rate and fuel swap agreements was approximately $92.5 million and $60.8 million as of December 31, 2013 and 2012, respectively, and was limited to the cost of replacing the contracts in the event of non-performance by the counterparties to the contracts, all of which are currently our lending banks. We do not anticipate nonperformance by any of our significant counterparties. In addition, we have established guidelines regarding credit ratings and instrument maturities that we follow to manage our counterparty exposure and credit risk. We do not normally require collateral or other security to support credit relationships; however, in certain circumstances this option is available to us.
Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share incorporates the incremental shares issuable upon the assumed exercise of stock options and conversion of potentially dilutive securities. (See Note 10. Earnings Per Share.)
Stock-Based Employee Compensation
We measure and recognize compensation expense at the estimated fair value of employee stock awards. Compensation expense for awards and the related tax effects are recognized as they vest. We use the estimated amount of expected forfeitures to calculate compensation costs for all outstanding awards.
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

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	2013	2012	2011
Passenger ticket revenues:
United States	52%	51%	51%
All other countries	48%	49%	49%

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

In January 2014, amended guidance was issued regarding the accounting of service concession arrangements. The new guidance defines a service concession as an arrangement between a public-sector entity grantor and an operating entity under which the operating entity operates and maintains the grantor’s infrastructure for a specified period of time and in return receives payments from the grantor and or third party user for use of the infrastructure. The guidance prohibits the operating entity from accounting for a service concession arrangement as a lease and from recording the infrastructure used in the arrangement within property plant and equipment. This guidance must be applied using a modified retrospective approach and will be effective for our interim and annual reporting periods beginning after December 15, 2014. Early adoption is permitted. The adoption of this newly issued guidance is not expected to have a material impact on our consolidated financial statements.
Reclassifications
For the year ended December 31, 2012, $7.7 million has been reclassified in the consolidated statements of cash flows from Other, net to Loss (gain) on derivative instruments not designated as hedges within Net cash provided by operating activities in order to conform to the current year presentation.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Goodwill
The carrying amount of goodwill attributable to our Royal Caribbean International and Pullmantur reporting units was as follows (in thousands):

	Royal Caribbean International	Pullmantur	Total
Balance at December 31, 2011	$287,408	$459,129	$746,537
Impairment charge	—	(319,214)	(319,214)
Foreign currency translation adjustment	28	5,624	5,652
Balance at December 31, 2012	$287,436	$145,539	$432,975
Foreign currency translation adjustment	(312)	6,568	6,256
Balance at December 31, 2013	$287,124	$152,107	$439,231
In 2012, we determined the implied fair value of goodwill for the Pullmantur reporting unit was $145.5 million and recognized an impairment charge of $319.2 million based on a probability-weighted discounted cash flow model further discussed below. This impairment charge was recognized in earnings during the fourth quarter of 2012 and is reported within Impairment of Pullmantur related assets within our consolidated statements of comprehensive income (loss).
During the fourth quarter of 2013, we performed a qualitative assessment of whether it was more-likely-than-not that our Royal Caribbean International reporting unit's fair value was less than its carrying amount before applying the two-step goodwill impairment test. The qualitative analysis included assessing the impact of certain factors such as general economic conditions, limitations on accessing capital, changes in forecasted operating results, changes in fuel prices and fluctuations in foreign exchange rates. Based on our qualitative assessment, we concluded that it was more-likely-than-not that the estimated fair value of the Royal Caribbean International reporting unit exceeded its carrying value and thus, we did not proceed to the two-step goodwill impairment test. No indicators of impairment exist primarily because the reporting unit's fair value has consistently exceeded its carrying value by a significant margin, its financial performance has been solid in the face of mixed economic environments and forecasts of operating results generated by the reporting unit appear sufficient to support its carrying value.
We also performed our annual impairment review of goodwill for Pullmantur's reporting unit during the fourth quarter of 2013. Various strategic decisions regarding Pullmantur, such as the opening of a regional head office in Panama and the agreement for the sale of its non-core businesses, indicated changes in its forecasted cash flows. Therefore, we did not perform a qualitative assessment but instead proceeded directly to the two-step goodwill impairment test. We estimated the fair value of the Pullmantur reporting unit using a probability-weighted discounted cash flow model. The principal assumptions used in the discounted cash flow model are projected operating results, weighted-average cost of capital, and terminal value. Significantly impacting these assumptions are the transfer of vessels from our other cruise brands to Pullmantur. The discounted cash flow model used our 2014 projected operating results as a base. To that base we added future years' cash flows assuming multiple revenue and expense scenarios that reflect the impact on Pullmantur's reporting unit of different global economic environments beyond 2014. We assigned a probability to each revenue and expense scenario.
We discounted the projected cash flows using rates specific to Pullmantur's reporting unit based on its weighted-average cost of capital. Based on the probability-weighted discounted cash flows, we determined the fair value of the Pullmantur reporting unit exceeded its carrying value by approximately 8% resulting in no impairment to Pullmantur's goodwill.
Pullmantur is a brand targeted primarily at the Spanish, Portuguese and Latin American markets, with an increasing focus on Latin America. The persistent economic instability in these markets has created significant uncertainties in forecasting operating results and future cash flows used in our impairment analyses. We continue to monitor economic events in these markets for their potential impact on Pullmantur’s business and valuation. Further, the estimation of

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

fair value utilizing discounted expected future cash flows includes numerous uncertainties which require our significant judgment when making assumptions of expected revenues, operating costs, marketing, selling and administrative expenses, interest rates, ship additions and retirements as well as assumptions regarding the cruise vacation industry's competitive environment and general economic and business conditions, among other factors.
If there are relatively modest changes to the projected future cash flows used in the impairment analyses, especially in Net Yields or if certain transfers of vessels from our other cruise brands to the Pullmantur fleet do not take place, it is reasonably possible that an impairment charge of Pullmantur’s reporting unit’s goodwill and trademark and trade names may be required. Of these factors, the planned transfers of vessels to the Pullmantur fleet is most significant to the projected future cash flows. If the transfers do not occur, we will likely fail step one of the impairment test.
Note 4. Intangible Assets
Intangible assets are reported in Other assets in our consolidated balance sheets and consist of the following (in thousands):

	2013	2012
Indefinite-life intangible asset—Pullmantur trademarks and trade names	$204,866	$218,883
Impairment charge	—	(17,356)
Foreign currency translation adjustment	9,246	3,339
Total	$214,112	$204,866
During the fourth quarter of 2013 and 2012, we performed the annual impairment review of our trademarks and trade names using a discounted cash flow model and the relief-from-royalty method. The royalty rate used is based on comparable royalty agreements in the tourism and hospitality industry. These trademarks and trade names relate to Pullmantur and we have used a discount rate comparable to the rate used in valuing the Pullmantur reporting unit in our goodwill impairment test. Based on the results of our testing, we did not record an impairment of Pullmantur's tradenames and trademarks for the year ended December 31, 2013 but for the year ended December 31, 2012, we recorded an impairment of $17.4 million.
As described in Note 3. Goodwill, the persistent economic instability in Pullmantur's markets has created significant uncertainties in forecasting operating results and future cash flows used in our impairment analysis. We continue to monitor economic events in these markets for their potential impact on Pullmantur’s business and valuation. Further, the estimation of fair value utilizing discounted expected future cash flows includes numerous uncertainties which require our significant judgment when making assumptions of expected revenues, operating costs, marketing, selling and administrative expenses, interest rates, ship additions and retirements as well as assumptions regarding the cruise vacation industry's competitive environment and general economic and business conditions, among other factors. If there are modest changes to the projected future cash flows used in the impairment analysis, especially in Net Yields or if certain transfers of vessels from our other cruise brands to the Pullmantur fleet do not take place, an impairment charge with respect to the Pullmantur reporting unit’s trademarks and trade names may be required.
Finite-life intangible assets and related accumulated amortization are immaterial to our 2013, 2012, and 2011 consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Property and Equipment
Property and equipment consists of the following (in thousands):

	2013	2012
Ships	$20,858,553	$20,855,606
Ship improvements	1,683,644	1,341,137
Ships under construction	563,676	169,274
Land, buildings and improvements, including leasehold improvements and port facilities	394,120	377,821
Computer hardware and software, transportation equipment and other	771,304	698,865
Total property and equipment	24,271,297	23,442,703
Less—accumulated depreciation and amortization	(6,753,545)	(5,991,669)
	$17,517,752	$17,451,034
Ships under construction include progress payments for the construction of new ships as well as planning, design, interest, commitment fees and other associated costs. We capitalized interest costs of $17.9 million, $13.3 million and $14.0 million for the years 2013, 2012 and 2011, respectively.
In 2013, our agreement with STX France S.A. to build the third Oasis-class ship for Royal Caribbean International became effective. Refer to Note 15. Commitments and Contingencies for further information. Pullmantur’s Atlantic Star, which has been out of operation since 2009, was transferred in the first quarter of 2013 to an affiliate of STX France S.A. as part of the consideration for the third Oasis-class ship. The Atlantic Star was transferred at carrying value, which approximated its fair value on the date of its transfer. The transfer did not result in a gain or a loss.

We review our long-lived assets for impairment whenever events or changes in circumstances indicate potential impairment. Due to an anticipated change in the nature of the cash flows to be generated by the Pullmantur aircraft, we reviewed the aircraft for impairment. We identified that the undiscounted future cash flows of the aircraft were less than their carrying value and recorded a restructuring related impairment charge of $13.5 million which is reported in Restructuring and related impairment charges in our consolidated statements of comprehensive income (loss) as of December 31, 2013.

Additionally, Pullmantur's non-core businesses met the accounting criteria to be classified as held for sale during the fourth quarter of 2013 which led to restructuring related impairment charges of $18.2 million to adjust the carrying value of property and equipment held for sale to its fair value, less cost to sell. The impairment charge is reported in Restructuring and related impairment charges in our consolidated statements of comprehensive income (loss). The remaining long-lived assets held for sale are not material. See Note 14. Fair Value Measurements and Derivative Instruments and Note 16. Restructuring and Related Impairment Charges for further discussion.

During 2012, the fair value of Pullmantur's aircraft were determined to be less than their carrying value and an impairment charge of $48.9 million was recognized in earnings during the fourth quarter of 2012 and was reported within Impairment of Pullmantur related assets within our consolidated statements of comprehensive income (loss).

During 2012, Pullmantur delivered Ocean Dream to an unrelated third party as part of a six year bareboat charter agreement. The charter agreement provides a renewal option exercisable by the unrelated third party for an additional four years. The charter agreement constitutes an operating lease and charter revenue is being recognized on a straight-line basis over the six year charter term. The charter revenue recognized during 2013 and 2012 was not material to our results of operations.

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
We have determined that Grand Bahama Shipyard Ltd. ("Grand Bahama"), a ship repair and maintenance facility in which we have a 40% noncontrolling interest, is a VIE. The facility serves cruise and cargo ships, oil and gas tankers, and offshore units. We utilize this facility, among other ship repair facilities, for our regularly scheduled drydocks and certain emergency repairs as may be required. We have determined we are not the primary beneficiary of this facility, as we do not have the power to direct the activities that most significantly impact the facility's economic performance. Accordingly, we do not consolidate this entity and we account for this investment under the equity method of accounting. As of December 31, 2013, the net book value of our investment in Grand Bahama, was approximately $56.1 million, consisting of $6.4 million in equity and $49.7 million in loans. As of December 31, 2012, the net book value of our investment in Grand Bahama was approximately $59.3 million, consisting of $3.3 million in equity and $56.0 million in loans. These amounts represent our maximum exposure to loss as we are not contractually required to provide any financial or other support to the facility. The majority of our loans to Grand Bahama are in non-accrual status and the majority of this amount was included within Other assets in our consolidated balance sheets. We received approximately $6.2 million and $5.5 million in principal and interest payments related to loans that are in accrual status from Grand Bahama in 2013 and 2012, respectively, and recorded income associated with our investment in Grand Bahama. We monitor credit risk associated with these loans through our participation on Grand Bahama's board of directors along with our review of Grand Bahama's financial statements and projected cash flows. Based on this review, we believe the risk of loss associated with these loans was not probable as of December 31, 2013.
In conjunction with our acquisition of Pullmantur in 2006, we obtained a 49% noncontrolling interest in Pullmantur Air, S.A. ("Pullmantur Air"), a small air business that operates four aircraft in support of Pullmantur's operations. As of December 31, 2013, we have determined Pullmantur Air is a VIE for which we are the primary beneficiary as we have the power to direct the activities that most significantly impact its economic performance and we are obligated to absorb its losses. As a result, we have consolidated the assets and liabilities of Pullmantur Air. We do not separately disclose the assets and liabilities of Pullmantur Air as they are immaterial to our December 31, 2013 and December 31, 2012 consolidated financial statements. In December 2013, Pullmantur reached an agreement to sell its controlling interest in its land-based tour operations, travel agency as well as the majority of its interest in Pullmantur Air, the closing of which is subject to customary closing conditions. See Note 16. Restructuring and Related Impairment Charges for further discussion on the anticipated transaction.
We have determined that TUI Cruises GmbH, our 50%-owned joint venture which operates the brand TUI Cruises, is a VIE. As of December 31, 2013 and December 31, 2012, our investment in TUI Cruises, including equity and loans, was approximately $354.3 million and $287.0 million, respectively, and the majority of this amount was included within Other assets in our consolidated balance sheets. In addition, we and TUI AG, our joint venture partner, have each guaranteed the repayment of 50% of an €180.0 million bank loan provided to TUI Cruises and due 2016 (refer to further details below). Our investment amount and the potential obligations under this guarantee are substantially our maximum exposure to loss. We have determined that we are not the primary beneficiary of TUI Cruises. We believe that the power to direct the activities that most significantly impact TUI Cruises' economic performance are shared between ourselves and TUI AG. All the significant operating and financial decisions of TUI Cruises require the consent of both parties which we believe creates shared power over TUI Cruises. Accordingly, we do not consolidate this entity and account for this investment under the equity method of accounting.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In connection with our sale of Celebrity Mercury to TUI Cruises in 2011, we provided a debt facility to TUI Cruises in the amount of up to €90.0 million. The outstanding principal amount of the facility as of December 31, 2013 was €57.1 million, or approximately $78.7 million based on the exchange rate at December 31, 2013. The facility bears interest at the rate of 9.54% per annum, is payable over seven years, is 50% guaranteed by TUI AG and is secured by second mortgages on both of TUI Cruises' ships, Mein Schiff 1 and Mein Schiff 2. As of December 31, 2013, TUI Cruises' bank loan discussed above had a remaining balance of €135.0 million, or approximately $186.0 million based on the exchange rate at December 31, 2013. The bank loan amortizes quarterly and is secured by first mortgages on both Mein Schiff 1 and Mein Schiff 2. Based on current facts and circumstances, we do not believe potential obligations under our guarantee of TUI Cruises' bank loan are probable.
During 2011 and 2012, TUI Cruises entered into construction agreements with STX Finland to build its first and second newbuild ships, scheduled for delivery in the second quarter of 2014 and the second quarter of 2015. TUI Cruises has entered into credit agreements for the financing of up to 80.0% of the contract price of each ship. The remaining portion of the contract price of the ships will be funded through either TUI Cruises' cash flows from operations and/or loans and/or equity contributions from us and TUI AG. The construction agreements for the ships include certain restrictions on each of our and TUI AG's ability to reduce our current ownership interest in TUI Cruises below 37.5% through the construction periods. In addition, the credit agreements extend this restriction through 2019.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Long-Term Debt
Long-term debt consists of the following (in thousands):

	2013	2012
$1.1 billion unsecured revolving credit facility, LIBOR plus 1.75%, currently 1.91% and a facility fee of 0.3675%, due 2016	$435,000	$48,000
$850 million unsecured revolving credit facility, LIBOR plus 1.75%, currently 1.92% and a facility fee of 0.3675%, due 2018	295,000	12,000
Unsecured senior notes and senior debentures, 5.25% to 11.88%, due 2015, 2016, 2018, 2022 and 2027	1,703,040	2,698,531
€745 million unsecured senior notes, 5.63%, due 2014	1,028,126	1,004,940
$570 million unsecured term loan, 4.02%, due through 2013	—	40,714
$589 million unsecured term loan, 4.47%, due through 2014	42,071	126,214
$530 million unsecured term loan, LIBOR plus 0.51%, currently 0.87%, due through 2015	113,571	189,286
$519 million unsecured term loan, LIBOR plus 0.45%, currently 0.81%, due through 2020	302,835	346,097
$420 million unsecured term loan, 5.41%, due through 2021(1)	274,974	318,230
$420 million unsecured term loan, LIBOR plus 2.10%, currently 2.46%, due through 2021(1)	280,000	315,000
€159.4 million unsecured term loan, EURIBOR plus 1.58%, currently 1.92%, due through 2021(1)	146,452	157,643
$524.5 million unsecured term loan, LIBOR plus 0.50%, currently 0.90%, due through 2021	349,667	393,375
$566.1 million unsecured term loan, LIBOR plus 0.37%, currently 0.74%, due through 2022	400,966	448,138
$1.1 billion unsecured term loan, LIBOR plus 2.10%, currently 2.46%, due through 2022(2)	690,978	767,754
$632.0 million unsecured term loan, LIBOR plus 0.40%, currently 0.80%, due through 2023	526,632	579,295
$673.5 million unsecured term loan, LIBOR plus 0.40%, currently 0.77%, due through 2024	617,351	673,474
$290.0 million unsecured term loan, LIBOR plus 2.5%, currently 2.67%, due 2016	290,000	290,000
€365 million unsecured term loan, EURIBOR plus 3.0%, currently 3.23%, due 2017	502,934	—
$7.3 million unsecured term loan, LIBOR plus 2.5%, currently 2.93%, due through 2023	5,391	5,867
$30.3 million unsecured term loan, LIBOR plus 3.75%, currently 3.99%, due through 2021	15,073	22,458
Capital lease obligations	54,743	52,931
	8,074,804	8,489,947
Less-current portion	(1,563,378)	(1,519,483)
Long-term portion	$6,511,426	$6,970,464
___________________________________

(1)	Corresponds to Oasis of the Seas unsecured term loan. With respect to 60% of the financing, the lenders have the ability to exit the facility in October 2015.

(2)	Corresponds to Allure of the Seas unsecured term loan. With respect to 100% of the financing, the lenders have the ability to exit the facility in October 2017.

During 2013, we borrowed €365.0 million, or approximately $502.9 million based on the exchange rate at December 31, 2013, under a previously committed unsecured term loan facility. The proceeds of this loan were used to repay amounts outstanding under our unsecured revolving credit facilities.
During 2013, we amended and restated our $525.0 million unsecured revolving credit facility due November 2014. The amendment increased capacity under this facility to $850.0 million, reduced the applicable margin and fees and extended the termination date to August 2018. Interest on the amended facility accrues at a floating rate based on

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LIBOR plus the applicable margin. The applicable margin and facility fee vary with our debt rating. Under the amended facility, we have the ability to increase the capacity of the facility by an additional $300.0 million from time to time subject to the receipt of additional or increased lender commitments. In addition, during 2013 we increased the capacity of our unsecured revolving credit facility due July 2016 by $20.0 million, bringing our total capacity under this facility to $1.1 billion. Accordingly, as of December 31, 2013, we have an aggregate revolving borrowing capacity of $2.0 billion.

In August 2013, we entered into a delayed draw credit agreement which provides an unsecured term loan facility in an amount up to $380.0 million. During January 2014, we fully drew on this facility. The loan is due and payable at maturity in August 2018. Interest on the loan accrues at a floating rate based on LIBOR plus the applicable margin. The applicable margin varies with our debt rating and would have been 2.12% as of December 31, 2013. In addition, as of December 31, 2013, we are subject to a commitment fee of 0.37% per annum of the undrawn amount. The proceeds from this loan facility were used towards our bond maturity in January 2014.

During 2013, we repurchased $21.0 million of our 11.875% unsecured senior notes due 2015. Total consideration paid in connection with the repurchase, including premium and related fees and expenses, was $24.9 million. During 2012, we repurchased €255.0 million or approximately $328.0 million in aggregate principal amount of our €1.0 billion 5.625% unsecured senior notes due 2014 through a debt tender offer conducted outside of the United States. Total consideration paid in connection with the tender offer, including premium and related fees and expenses was $344.6 million. The repurchase of the unsecured senior notes resulted in losses on the extinguishment of debt of approximately $4.2 million and $7.5 million in 2013 and 2012, respectively, which were recognized in earnings immediately.

In December 2013, we entered into a delayed draw credit agreement which provides an unsecured term loan facility in an amount up to $65.0 million. The loan is due and payable at maturity in December 2019. Interest on the loan accrues at a floating rate based on LIBOR plus the applicable margin. The applicable margin varies with our debt rating and would have been 2.12% as of December 31, 2013. In addition, as of December 31, 2013, we are subject to a commitment fee of 0.37% per annum of the undrawn amount. As of the date of this filing, we have not drawn on this facility.
Certain of our unsecured ship financing term loans are guaranteed by the export credit agency in the respective country in which the ship is constructed. In consideration for these guarantees, depending on the financing arrangement, we pay to the applicable export credit agency fees that range from either (1) 0.88% to 1.48% per annum based on the outstanding loan balance semi-annually over the term of the loan (subject to adjustment under certain of our facilities based upon our credit ratings) or (2) an upfront fee of approximately 2.3% to 2.37% of the maximum loan amount. We amortize the fees that are paid upfront over the life of the loan and those that are paid semi-annually over each respective payment period. We classify these fees within Debt issuance costs in our consolidated statements of cash flows and within Other assets in our consolidated balance sheets.
Under certain of our agreements, the contractual interest rate, facility fee and/or export credit agency fee vary with our debt rating.
The unsecured senior notes and senior debentures are not redeemable prior to maturity, except that certain series may be redeemed upon the payment of a make-whole premium.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Following is a schedule of annual maturities on long-term debt including capital leases as of December 31, 2013 for each of the next five years (in thousands):

Year
2014	$1,563,378
2015	1,051,912
2016	1,474,827
2017	1,247,158
2018	728,276
Thereafter	2,009,253
$8,074,804
Note 8. Shareholders' Equity
In December 2013, we declared a cash dividend on our common stock of $0.25 per share which was paid in the first quarter of 2014. We declared a cash dividend on our common stock of $0.25 per share during the third quarter of 2013 which was paid in the fourth quarter of 2013. We declared and paid a cash dividend on our common stock of $0.12 per share during the first and second quarters of 2013.

During the fourth quarter of 2012, we declared a cash dividend on our common stock of $0.12 per share which was paid in the first quarter of 2013. We declared a cash dividend on our common stock of $0.12 per share during the third quarter of 2012 which was paid in the fourth quarter of 2012. We declared and paid a cash dividend on our common stock of $0.10 per share during the first and second quarters of 2012. During the first quarter of 2012, we also paid a cash dividend on our common stock of $0.10 per share which was declared during the fourth quarter of 2011.

Note 9. Stock-Based Employee Compensation
We currently have awards outstanding under three stock-based compensation plans, which provide for awards to our officers, directors and key employees. The plans consist of a 1995 Incentive Stock Option Plan, a 2000 Stock Award Plan, and a 2008 Equity Plan. Our ability to issue new awards under the 1995 Incentive Stock Option Plan and the 2000 Stock Award Plan terminated in accordance with the terms of the plans in February 2005 and September 2009, respectively. The 2008 Equity Plan, as amended, provides for the issuance of up to 11,000,000 shares of our common stock pursuant to grants of (i) incentive and non-qualified stock options, (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units and (v) performance shares. During any calendar year, no one individual shall be granted awards of more than 500,000 shares. With limited exceptions, options and restricted stock units outstanding as of December 31, 2013 vest in equal installments over four to five years from the date of grant. With certain limited exceptions, options and restricted stock units are forfeited if the recipient ceases to be a director or employee before the shares vest. Options are granted at a price not less than the fair value of the shares on the date of grant and expire not later than ten years after the date of grant.
Prior to 2012, our officers received a combination of stock options and restricted stock units. Beginning in 2012, our officers instead receive their long-term incentive awards through a combination of performance shares and restricted stock units. Each performance share award is expressed as a target number of performance shares based upon the fair market value of our common stock on the date the award is issued. The actual number of shares underlying each award (not to exceed 200% of the target number of performance shares) will be determined based upon the Company's achievement of a specified performance target range. For the grants awarded in 2013, the performance target is return on invested capital ("ROIC") for the year ended December 31, 2013, as adjusted by the Compensation Committee of our Board of Directors for events that are outside of management's control. In 2013, we issued a target number of

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

242,352 performance shares which will vest on the third anniversary of the award issue date. In February 2014, the Compensation Committee of our Board of Directors set the actual payout level at 82.0% of target for the performance shares issued in 2013.
We also provide an Employee Stock Purchase Plan ("ESPP") to facilitate the purchase by employees of up to 800,000 shares of common stock in the aggregate. Offerings to employees are made on a quarterly basis. Subject to certain limitations, the purchase price for each share of common stock is equal to 90.0% of the average of the market prices of the common stock as reported on the New York Stock Exchange on the first business day of the purchase period and the last business day of each month of the purchase period. During 2013, 2012 and 2011, 27,036, 35,927 and 28,802 shares of our common stock were issued under the ESPP at a weighted-average price of $33.16, $25.58 and $29.46, respectively.
Under the chief executive officer's employment agreement, we issued 10,086 shares of our common stock per quarter during 2013, 2012 and 2011 to the chief executive officer.
Total compensation expense recognized for employee stock-based compensation for the years ended December 31, 2013, 2012 and 2011 was as follows:

	Employee Stock-Based Compensation
Classification of expense	2013	2012	2011
In thousands
Marketing, selling and administrative expenses	$21,178	$24,153	$23,803
Total compensation expense	$21,178	$24,153	$23,803
The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The estimated fair value of stock options, less estimated forfeitures, is amortized over the vesting period using the graded-vesting method. We did not issue any stock options in 2013. The assumptions used in the Black-Scholes option-pricing model are as follows:

	2012	2011
Dividend yield	1.5%	—
Expected stock price volatility	46.0%	46.0%
Risk-free interest rate	1.1%	2.6%
Expected option life	6 years	6 years
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

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock option activity and information about stock options outstanding are summarized in the following table:

Stock Option Activity	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
			(years)	(in thousands)
Outstanding at January 1, 2013	4,448,773	$33.56	4.55	$25,522
Granted	—	$—
Exercised	(1,206,860)	$25.42
Canceled	(547,041)	$37.37
Outstanding at December 31, 2013	2,694,872	$36.30	3.83	$30,080
Vested and expected to vest at December 31, 2013	2,678,160	$36.27	3.81	$29,978
Options Exercisable at December 31, 2013	2,344,123	$36.42	3.41	$25,914
___________________________________

(1)	The intrinsic value represents the amount by which the fair value of stock exceeds the option exercise price as of December 31, 2013.
The weighted-average estimated fair value of stock options granted was $9.90 and $21.39 during the years ended December 31, 2012 and 2011, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2013, 2012 and 2011 was $17.5 million, $15.3 million and $17.3 million, respectively. As of December 31, 2013, there was approximately $0.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under our stock incentive plans which is expected to be recognized over a weighted-average period of 0.4 years.
Restricted stock units are converted into shares of common stock upon vesting or, if applicable, settle on a one-for-one basis. The cost of these awards is determined using the fair value of our common stock on the date of the grant, and compensation expense is recognized over the vesting period. Restricted stock activity is summarized in the following table:

Restricted Stock Activity	Number of Awards	Weighted- Average Grant Date Fair Value
Non-vested share units at January 1, 2013	1,196,440	$14.02
Granted	489,840	$36.07
Vested	(535,009)	$35.93
Canceled	(162,266)	$37.38
Non-vested share units expected to vest as of December 31, 2013	989,005	$9.26
The weighted-average estimated fair value of restricted stock units granted during the year ended December 31, 2012, and 2011 were $30.03 and $45.67, respectively. The total fair value of shares released on the vesting of restricted stock units during the years ended December 31, 2013, 2012 and 2011 was $19.2 million, $18.8 million and $25.1 million, respectively. As of December 31, 2013, we had $9.4 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock unit grants, which will be recognized over the weighted-average period of 1.19 years.
Performance stock awards are converted into shares of common stock upon vesting on a one-for-one basis. We estimate the fair value of each performance share when the grant is authorized and the related service period has commenced. We remeasure the fair value of our performance shares in each subsequent reporting period until the grant date has occurred, which is the date when the performance conditions are satisfied. We recognize compensation cost over the vesting period based on the probability of the service and performance conditions being achieved adjusted

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for each subsequent fair value measurement until the grant date. If the specified service and performance conditions are not met, compensation expense will not be recognized and any previously recognized compensation expense will be reversed. Performance stock activity is summarized in the following table:

Performance Stock Activity	Number of Awards	Weighted- Average Grant Date Fair Value
Non-vested share units at January 1, 2013	288,493	$30.78
Granted	242,352	$35.98
Vested	(3,021)	$41.79
Canceled	(67,895)	$38.13
Non-vested share units expected to vest as of December 31, 2013	459,929	$32.36
As of December 31, 2013, we had $8.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to performance share unit grants, which will be recognized over the weighted-average period of 1.6 years.
Note 10. Earnings Per Share
A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Year Ended December 31,
	2013	2012	2011
Net income for basic and diluted earnings per share	$473,692	$18,287	$607,421
Weighted-average common shares outstanding	219,638	217,930	216,983
Dilutive effect of stock options, performance share awards and restricted stock awards	1,303	1,527	2,246
Diluted weighted-average shares outstanding	220,941	219,457	219,229
Basic earnings per share:
Net income	$2.16	$0.08	$2.80
Diluted earnings per share:
Net income	$2.14	$0.08	$2.77
Diluted earnings per share did not reflect options to purchase an aggregate of 1.9 million, 3.1 million and 2.8 million shares for each of the years ended December 31, 2013, 2012 and 2011, respectively, because the effect of including them would have been antidilutive.
Note 11. Retirement Plan
We maintain a defined contribution pension plan covering full-time shoreside employees who have completed the minimum period of continuous service. Annual contributions to the plan are discretionary and are based on fixed percentages of participants' salaries and years of service, not to exceed certain maximums. Pension expenses were $13.0 million, $15.2 million and $15.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Note 12. Income Taxes
We are subject to corporate income taxes in countries where we have operations or subsidiaries. We and the majority of our ship-operating and vessel-owning subsidiaries are currently exempt from United States corporate tax on United States source income from the international operation of ships pursuant to Section 883 of the Internal Revenue Code. Regulations under Section 883 have limited the activities that are considered the international operation of a

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ship or incidental thereto. Accordingly, our provision for United States federal and state income taxes includes taxes on certain activities not considered incidental to the international operation of our ships.
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
Income tax expense for items not qualifying under Section 883, tonnage taxes and income taxes for the remainder of our subsidiaries was approximately $24.9 million, $55.5 million and $20.7 million and was recorded within Other (expense) income for the years ended December 31, 2013, 2012 and 2011, respectively. In addition, all interest expense and penalties related to income tax liabilities are classified as income tax expense within Other (expense) income.
We do not expect to incur income taxes on future distributions of undistributed earnings of foreign subsidiaries. Consequently, no deferred income taxes have been provided for the distribution of these earnings.
Deferred tax assets, related valuation allowances and deferred tax liabilities related to our operations are not material as of December 31, 2013 and 2012.
We regularly review deferred tax assets for recoverability based on our history of earnings, expectations of future earnings, and tax planning strategies. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income to support the amount of deferred taxes. A valuation allowance is recorded in those circumstances in which we conclude it is not more-likely-than-not we will recover the deferred tax assets prior to their expiration. During 2012, we determined that a 100% valuation allowance of our deferred tax assets was required resulting in a deferred income tax expense of $33.7 million. In addition, Pullmantur has a deferred tax liability that was recorded at the time of acquisition. This liability represents the tax effect of the basis difference between the tax and book values of the trademarks and trade names that were acquired at the time of the acquisition. Due to the impairment charge related to these intangible assets, we reduced the deferred tax liability and recorded a deferred tax benefit of $5.2 million. The net $28.5 million impact of these adjustments was recognized in earnings during the fourth quarter of 2012 and was reported within Other (expense) income in our statements of comprehensive income (loss).

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Changes in Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2013 and 2012 (in thousands):

	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive (loss) income

Accumulated comprehensive loss at January 1, 2012	$(33,258)	$(30,256)	$(12,424)	$(75,938)
Other comprehensive income before reclassifications	58,138	(6,797)	(2,764)	48,577
Amounts reclassified from accumulated other comprehensive loss	(109,385)	2,230	—	(107,155)
Net current-period other comprehensive income	(51,247)	(4,567)	(2,764)	(58,578)

Accumulated comprehensive loss at January 1, 2013	(84,505)	(34,823)	(15,188)	(134,516)
Other comprehensive income before reclassifications	197,428	8,240	1,529	207,197
Amounts reclassified from accumulated other comprehensive loss	(69,599)	2,589	—	(67,010)
Net current-period other comprehensive income	127,829	10,829	1,529	140,187

Accumulated comprehensive income (loss) at December 31, 2013	$43,324	$(23,994)	$(13,659)	$5,671

The following table presents reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2013 and 2012 (in thousands):

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income

Details about Accumulated Other Comprehensive Income (Loss) Components	Year Ended December 31, 2013	Year Ended December 31, 2012	Affected Line Item in Statements of Comprehensive Income (Loss)
Gain (loss) on cash flow derivative hedges:
Cross currency swaps	$—	$2,505	Other (expense) income
Cross currency swaps	(3,531)	(2,209)	Interest expense, net of interest capitalized
Foreign currency forward contracts	(1,797)	(953)	Depreciation and amortization expenses
Foreign currency forward contracts	27,423	(953)	Other (expense) income
Foreign currency forward contracts	(440)	—	Interest expense, net of interest capitalized
Fuel swaps	47,944	110,995	Fuel
	69,599	109,385
Amortization of defined benefit plans:
Actuarial loss	(1,753)	(1,394)	Payroll and related
Prior service costs	(836)	(836)	Payroll and related
	(2,589)	(2,230)

Total reclassifications for the period	$67,010	$107,155

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Fair Value Measurements and Derivative Instruments
Fair Value Measurements
The estimated fair value of our financial instruments that are not measured at fair value, categorized based upon the fair value hierarchy, are as follows (in thousands):

		Fair Value Measurements at December 31, 2013 Using					Fair Value Measurements at December 31, 2012 Using
Description	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Cash and cash equivalents(4)	$204,687	$204,687	$204,367	$—	$—	$194,855	$194,855	$194,855	$—	$—
Total Assets	$204,687	$204,687	$204,367	$—	$—	$194,855	$194,855	$194,855	$—	$—
Liabilities:
Long-term debt (including current portion of long-term debt)(5)	$8,074,804	$8,431,220	$2,888,255	$5,542,965	$—	$8,489,947	$8,859,310	$3,917,398	$4,941,912	$—
Total Liabilities	$8,074,804	$8,431,220	$2,888,255	$5,542,965	$—	$8,489,947	$8,859,310	$3,917,398	$4,941,912	$—
___________________________________

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

(3)	Inputs that are unobservable. The Company did not use any Level 3 inputs as of December 31, 2013 and December 31, 2012.

(4)	Consists of cash and marketable securities with original maturities of less than 90 days.

(5)	Consists of unsecured revolving credit facilities, unsecured senior notes, senior debentures and unsecured term loans. Does not include our capital lease obligations.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Financial Instruments
The carrying amounts of accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value at December 31, 2013 and December 31, 2012.
Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company's financial instruments recorded at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2013 Using				Fair Value Measurements at December 31, 2012 Using
Description	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Derivative financial instruments(4)	$188,576	—	188,576	—	$96,489	—	96,489	—
Investments(5)	$6,044	6,044	—	—	$6,231	6,231	—	—
Total Assets	$194,620	$6,044	$188,576	$—	$102,720	$6,231	$96,489	$—
Liabilities:
Derivative financial instruments(6)	$100,260	—	100,260	—	$85,119	—	85,119	—
Total Liabilities	$100,260	$—	$100,260	$—	$85,119	$—	$85,119	$—
___________________________________

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

(3)	Inputs that are unobservable. The Company did not use any Level 3 inputs as of December 31, 2013 and December 31, 2012.

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

The reported fair values are based on a variety of factors and assumptions. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of December 31, 2013 or December 31, 2012, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents information about the Company's goodwill, indefinite-life intangible assets, long-lived assets for our Pullmantur reporting unit and assets held for sale recorded at fair value on a nonrecurring basis (in thousands):

		Fair Value Measurements at December 31, 2013 Using				Fair Value Measurements at December 31, 2012 Using
Description	Total Carrying Amount	Total Fair Value	Level 3	Total Impairment	Total Carrying Amount	Total Fair Value	Level 3	Total Impairment
Pullmantur Goodwill(1)	$152,107	$—	—	$—	$145,539	$145,539	145,539	$319,214
Indefinite-life intangible asset-Pullmantur trademarks and trade names(2)	$214,112	$—	—	$—	$204,866	$204,866	204,866	$17,356
Long-lived assets-Pullmantur aircraft(3)	$49,507	$49,507	49,507	$13,529	$62,288	$62,288	62,288	$48,874
Assets held for sale(4)	$—	$—	—	$19,985	$19,168	$—	—	$—
___________________________________

(1)
For 2012, we estimated the fair value of the Pullmantur reporting unit using a probability-weighted discounted cash flow model. The principal assumptions used in the discounted cash flow model are projected operating results, weighted-average cost of capital, and terminal value. Significantly impacting these assumptions were the anticipated future transfer of vessels from our other cruise brands to Pullmantur. The discounted cash flow model used our 2013 projected operating results as a base. To that base we added future years' cash flows through 2017 assuming multiple revenue and expense scenarios that reflect the impact of different global economic environments for this period on Pullmantur's reporting unit. We assigned a probability to each revenue and expense scenario. We discounted the projected cash flows using rates specific to Pullmantur's reporting unit based on its weighted-average cost of capital, which was determined to be 10%.

(2)
For 2012, we estimated the fair value of our indefinite-life intangible asset using a discounted cash flow model and the relief-from-royalty method. We used a royalty rate of 3% based on comparable royalty agreements in the tourism and hospitality industry. These trademarks and trade names relate to Pullmantur and we have used a discount rate of 11%, comparable to the rate used in valuing the Pullmantur reporting unit.

(3)
We estimated the fair value of our long-lived assets using an undiscounted cash flow model. A significant assumption in performing the undiscounted cash flow test was the number of years during which we expect to use these aircraft. Additionally, as of December 31, 2013, the expected operating use of the aircraft has modified the expected cash flows.

(4)
For 2013, we estimated the fair value of assets held for sale related to the sale of Pullmantur's non-core businesses. This resulted in an impairment of $20.0 million mostly consisting of $18.2 million for property and equipment. See Note 16. Restructuring and Related Impairment Charges for further discussion.

The assets related to Pullmantur’s non-core businesses that met the criteria for held for sale classification as of December 31, 2013 were adjusted to the lower of their carrying amount or fair value less cost to sell. At December 31, 2013, the fair value of certain assets held for sale was lower than the carrying amount, resulting in a loss of $20.0 million which was recognized during the fourth quarter of 2013 and is reported within Restructuring and related impairment charges in our consolidated statements of comprehensive income (loss). See Note 16. Restructuring and Related Impairment Charges for further discussion.
In 2013 and 2012, long-lived assets with carrying amounts of $63.0 million and $116.3 million were written down to their fair values of $49.5 million and $62.3 million, respectively, resulting in losses of $13.5 million and $48.9 million, which were recognized during the fourth quarter of 2013 and 2012, respectively, and are reported within Restructuring and related impairment charges and Impairment of Pullmantur related assets, respectively, in our consolidated statements of comprehensive income (loss). Long-lived assets are reported within Property and equipment, net in our consolidated balance sheets.
In 2012, goodwill and indefinite-life intangible assets related to Pullmantur with a carrying amount of $459.1 million and $218.9 million, respectively, were written down to its implied fair value of $145.5 million and its fair value of $204.9 million, respectively. The impairment charges, totaling approximately $336.6 million, were recognized during

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the fourth quarter of 2012 and are reported within Impairment of Pullmantur related assets in our consolidated statements of comprehensive income (loss). Pullmantur's goodwill and indefinite-life intangible assets are reported within Goodwill and Other assets, respectively, in our consolidated balance sheets.
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
On an ongoing basis, we assess whether derivatives used in hedging transactions are "highly effective" in offsetting changes in the fair value or cash flow of hedged items. We use the long-haul method to assess hedge effectiveness using regression analysis for each hedge relationship under our interest rate, foreign currency and fuel hedging programs. We apply the same methodology on a consistent basis for assessing hedge effectiveness to all hedges within each hedging program (i.e., interest rate, foreign currency and fuel). We perform regression analyses over an observation period of up to three years, utilizing market data relevant to the hedge horizon of each hedge relationship. High effectiveness is achieved when a statistically valid relationship reflects a high degree of offset and correlation between the changes in the fair values of the derivative instrument and the hedged item. The determination of ineffectiveness is based on the amount of dollar offset between the change in fair value of the derivative instrument and the change in fair value of the hedged item at the end of the reporting period. If it is determined that a derivative is not highly effective as a hedge or hedge accounting is discontinued, any change in fair value of the derivative since the last date at which it was determined to be effective is recognized in earnings. In addition, the ineffective portion of our highly effective hedges is immediately recognized in earnings and reported in Other income (expense) in our consolidated statements of comprehensive income (loss).

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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates to our long-term debt obligations including future interest payments. At December 31, 2013, approximately 34.6% of our long-term debt was effectively fixed as compared to 45.8% as of December 31, 2012. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense.
Market risk associated with our long-term fixed rate debt is the potential increase in fair value resulting from a decrease in interest rates. We use interest rate swap agreements that effectively convert a portion of our fixed-rate debt to a floating-rate basis to manage this risk. At December 31, 2013 and 2012, we maintained interest rate swap agreements on the $420.0 million fixed rate portion of our Oasis of the Seas unsecured amortizing term loan. The interest rate swap agreements effectively changed the interest rate on the balance of the unsecured term loan, which was $280.0 million as of December 31, 2013, from a fixed rate of 5.41% to a LIBOR-based floating rate equal to LIBOR plus 3.87%, currently approximately 4.23%. These interest rate swap agreements are accounted for as fair value hedges.
During 2013, we entered into interest rate swap agreements that effectively changed the interest rate on the $650.0 million unsecured senior notes due 2022, from a fixed rate of 5.25% to a LIBOR-based floating rate equal to LIBOR plus 3.63%, currently approximately 3.87%. These interest rate swap agreements are accounted for as fair value hedges.
Market risk associated with our long-term floating rate debt is the potential increase in interest expense from an increase in interest rates. We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage this risk. At December 31, 2013 and 2012, we maintained forward-starting interest rate swap agreements that hedge the anticipated unsecured amortizing term loans that will finance our purchase of Quantum of the Seas and Anthem of the Seas. Forward-starting interest rate swaps hedging the Quantum of the Seas loan will effectively convert the interest rate for $735.0 million of the anticipated loan balance from LIBOR plus 1.30% to a fixed rate of 3.74% (inclusive of margin) beginning in October 2014. Forward-starting interest rate swaps hedging the Anthem of the Seas loan will effectively convert the interest rate for $725.0 million of the anticipated loan balance from LIBOR plus 1.30% to a fixed rate of 3.86% (inclusive of margin) beginning in April 2015. These interest rate swap agreements are accounted for as cash flow hedges.
In addition, at December 31, 2013 and December 31, 2012, we maintained interest rate swap agreements on a portion of the Celebrity Reflection unsecured amortizing term loan. Beginning April 2013, the interest rate swap agreements effectively converted the interest rate on the balance of the unsecured term loan, which was $600.0 million as of December 31, 2013, from a floating rate equal to LIBOR plus 0.40% to a fixed rate (including applicable margin) of 2.85% through the term of the loan. These interest rate swap agreements are accounted for as cash flow hedges.
The notional amount of interest rate swap agreements related to outstanding debt and on our current unfunded financing arrangements as of December 31, 2013 and 2012 was $3.0 billion and $2.4 billion, respectively.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign Currency Exchange Rate Risk
Derivative Instruments
Our primary exposure to foreign currency exchange rate risk relates to our ship construction contracts denominated in Euros, our foreign currency denominated debt and our international business operations. We enter into foreign currency forward contracts, collar options and cross currency swap agreements to manage portions of the exposure to movements in foreign currency exchange rates. As of December 31, 2013, the aggregate cost of our ships on order was approximately $4.7 billion, of which we had disbursed $518.8 million as of such date. Approximately 36.3% and 49.7% of the aggregate cost of the ships under construction was exposed to fluctuations in the euro exchange rate at December 31, 2013 and 2012, respectively. The majority of our foreign currency forward contracts, collar options and cross currency swap agreements are accounted for as cash flow or fair value hedges depending on the designation of the related hedge.
During 2013, we entered into foreign currency forward contracts to hedge €365.0 million of our €745.0 million 5.625% unsecured senior notes due January 2014. These foreign currency forward contracts are accounted for as cash flow hedges and mature January 2014.
On a regular basis, we enter into foreign currency forward contracts to minimize the volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than our functional currency or the functional currencies of our foreign subsidiaries. During 2013, we maintained an average of approximately $406.7 million of these foreign currency forward contracts. These instruments are not designated as hedging instruments. Changes in the fair value of the foreign currency forward contracts were losses of approximately $19.3 million, which offset gains arising from the remeasurement of monetary assets and liabilities denominated in foreign currencies of $13.4 million for the year ended December 31, 2013. Changes in the fair value of the foreign currency forward contracts were gains of approximately $7.7 million, which offset losses arising from the remeasurement of monetary assets and liabilities denominated in foreign currencies of $11.8 million for the year ended December 31, 2012. Changes in the fair value of the foreign currency forward contracts were losses of approximately $1.1 million and losses arising from the remeasurement of monetary assets and liabilities denominated in foreign currencies of $1.6 million, which resulted in a total loss of $2.7 million for the year ended December 31, 2011. These changes were recognized in earnings within Other (expense) income in our consolidated statements of comprehensive income (loss).
The notional amount of outstanding foreign exchange contracts including our forward contracts and collar options as of December 31, 2013 and 2012 was $2.5 billion and $1.2 billion, respectively.
Non-Derivative Instruments
We consider our investments in our foreign operations to be denominated in relatively stable currencies and of a long-term nature. We partially address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries' and investments' functional currencies and designating it as a hedge of these subsidiaries and investments. We had designated debt as a hedge of our net investments in Pullmantur and TUI Cruises of approximately €544.9 million and €481.7 million, or approximately $750.8 million and $635.1 million, through December 31, 2013 and 2012, respectively.
Fuel Price Risk
Our exposure to market risk for changes in fuel prices relates primarily to the consumption of fuel on our ships. We use fuel swap agreements and fuel call options to mitigate the financial impact of fluctuations in fuel prices.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our fuel swap agreements are accounted for as cash flow hedges. At December 31, 2013, we have hedged the variability in future cash flows for certain forecasted fuel transactions occurring through 2017. As of December 31, 2013 and 2012, we had the following outstanding fuel swap agreements:

	Fuel Swap Agreements
	As of December 31, 2013	As of December 31, 2012
	(metric tons)
2013	—	755,000
2014	762,000	635,000
2015	665,000	363,000
2016	372,000	104,000
2017	74,000	—

	Fuel Swap Agreements
	As of December 31, 2013	As of December 31, 2012
	(% hedged)
Projected fuel purchases for year:
2013	—	55%
2014	57%	45%
2015	45%	25%
2016	25%	7%
2017	5%	—
At December 31, 2013 and 2012, $9.5 million and $47.2 million, respectively, of estimated unrealized net gains associated with our cash flow hedges pertaining to fuel swap agreements were expected to be reclassified to earnings from Accumulated other comprehensive income (loss) within the next twelve months. Reclassification is expected to occur as the result of fuel consumption associated with our hedged forecasted fuel purchases.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value and line item caption of derivative instruments recorded within our consolidated balance sheets were as follows:

	Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of December 31, 2013	As of December 31, 2012	Balance Sheet Location	As of December 31, 2013	As of December 31, 2012
		Fair Value	Fair Value		Fair Value	Fair Value
In thousands
Derivatives designated as hedging instruments under ASC 815-20(1)
Interest rate swaps	Other assets	$56,571	$5,099	Other long-term liabilities	$66,920	$55,471
Foreign currency forward contracts	Derivative financial instruments	61,596	951	Accrued expenses and other liabilities	—	338
Foreign currency forward contracts	Other assets	13,783	11,564	Other long-term liabilities	—	1,000
Foreign currency collar options	Other assets	22,172	8,974	Other long-term liabilities	—	—
Fuel swaps	Derivative financial instruments	10,902	48,624	Accrued expenses and other liabilities	1,657	1,761
Fuel swaps	Other assets	8,205	8,585	Other long-term liabilities	9,052	6,369
Total derivatives designated as hedging instruments under ASC 815-20		$173,229	$83,797		$77,629	$64,939
Derivatives not designated as hedging instruments under ASC 815-20
Foreign currency forward contracts	Derivative Financial Instruments	$15,347	$—	Accrued expenses and other liabilities	$22,631	$—
Foreign currency forward contracts	Other assets	—	4,440	Other long-term liabilities	—	11,475
Fuel swaps	Derivative financial instruments	—	—	Accrued expenses and other liabilities	—	475
Fuel call options	Derivative financial instruments	—	8,252	Accrued expenses and other liabilities	—	8,230
Total derivatives not designated as hedging instruments under ASC 815-20		15,347	12,692		22,631	20,180
Total derivatives		$188,576	$96,489		$100,260	$85,119
___________________________________

(1)	Accounting Standard Codification 815-20 "Derivatives and Hedging".
The carrying value and line item caption of non-derivative instruments designated as hedging instruments recorded within our consolidated balance sheets were as follows:

		Carrying Value
Non-derivative instrument designated as hedging instrument under ASC 815-20	Balance Sheet Location	As of December 31, 2013	As of December 31, 2012
In thousands
Foreign currency debt	Current portion of long-term debt	$477,442	$17,516
Foreign currency debt	Long-term debt	273,354	617,593
		$750,796	$635,109

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effect of derivative instruments qualifying and designated as hedging instruments and the related hedged items in fair value hedges on the consolidated statements of comprehensive income (loss) was as follows:

	Location of Gain (Loss) Recognized in Income on Derivative and Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative		Amount of Gain (Loss) Recognized in Income on Hedged Item
Derivatives and related Hedged Items under ASC 815-20 Fair Value Hedging Relationships		Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2013	Year Ended December 31, 2012
In thousands
Interest rate swaps	Interest expense, net of interest capitalized	$9,354	$13,682	$37,745	$32,389
Interest rate swaps	Other (expense) income	(71,630)	(1,763)	68,743	2,070
Interest rate swaps	Extinguishment of unsecured senior notes	—	—	—	9,698
		$(62,276)	$11,919	$106,488	$44,157
The effect of derivative instruments qualifying and designated as cash flow hedging instruments on the consolidated financial statements was as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness testing)
Derivatives under ASC 815-20 Cash Flow Hedging Relationships	Year Ended December 31, 2013	Year Ended December 31, 2012		Year Ended December 31, 2013	Year Ended December 31, 2012		Year Ended December 31, 2013	Year Ended December 31, 2012
In thousands
Cross currency swaps	$—	$851	Other (expense) income	$—	$2,505	Other (expense) income	$—	$—
Cross currency swaps	—	—	Interest Expense	(3,531)	(2,209)	Other (expense) income	—	—
Interest rate swaps	111,223	(44,971)	Other (expense) income	—	—	Other (expense) income	431	(348)
Foreign currency forward contracts	68,364	11,928	Depreciation and amortization expenses	(1,797)	(953)	Other (expense) income	9	—
Foreign currency forward contracts	—	—	Other (expense) income	27,423	(953)	Other (expense) income	—	—
Foreign currency forward contracts	—	—	Interest expense	(440)	—	Other (expense) income	—	—
Foreign currency collar options	13,199	3,316	Depreciation and amortization expenses	—	—	Other (expense) income	—	—
Fuel swaps	4,642	87,014	Fuel	47,944	110,995	Other (expense) income	(3,413)	(1,041)
	$197,428	$58,138		$69,599	$109,385		$(2,973)	$(1,389)

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effect of non-derivative instruments qualifying and designated as net investment hedging instruments on the consolidated financial statements was as follows:

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Location of Gain (Loss) in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Non-derivative instruments under ASC 815-20 Net Investment Hedging Relationships	Year Ended December 31, 2013	Year Ended December 31, 2012		Year Ended December 31, 2013	Year Ended December 31, 2012
In thousands
Foreign Currency Debt	$(34,295)	$(11,065)	Other (expense) income	$—	$—
	$(34,295)	$(11,065)		$—	$—
The effect of derivatives not designated as hedging instruments on the consolidated financial statements was as follows:

		Amount of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments under ASC 815-20	Location of Gain (Loss) Recognized in Income on Derivative	Year Ended December 31, 2013	Year Ended December 31, 2012
In thousands
Foreign currency forward contracts	Other (expense) income	$(21,244)	$7,152
Fuel swaps	Other (expense) income	243	(3,058)
Fuel call options	Other (expense) income	(23)	(5,613)
		$(21,024)	$(1,519)
Credit Related Contingent Features
Our current interest rate derivative instruments may require us to post collateral if our Standard & Poor's and Moody's credit ratings remain below specified levels. Specifically, if on the fifth anniversary of entering into a derivative transaction and on all succeeding fifth-year anniversaries our credit ratings for our senior unsecured debt were to be below BBB- by Standard & Poor's and Baa3 by Moody's, then each counterparty to such derivative transaction with whom we are in a net liability position that exceeds the applicable minimum call amount may demand that we post collateral in an amount equal to the net liability position. The amount of collateral required to be posted following such event will change each time our net liability position increases or decreases by more than the applicable minimum call amount. If our credit rating for our senior unsecured debt is subsequently equal to, or above BBB- by Standard & Poor's or Baa3 by Moody's, then any collateral posted at such time will be released to us and we will no longer be required to post collateral unless we meet the collateral trigger requirement at the next fifth-year anniversary. Currently, our senior unsecured debt credit rating is BB with a stable outlook by Standard & Poor's and Ba1 with a stable outlook by Moody's. We currently have five interest rate derivative hedges that have a term of at least five years. The aggregate fair values of all derivative instruments with such credit-related contingent features in net liability positions as of December 31, 2013 and December 31, 2012 were $66.9 million and $55.5 million, respectively, which do not include the impact of any such derivatives in net asset positions. The earliest that any of the five interest rate derivative hedges will reach their fifth anniversary is November 2016. Therefore, as of December 31, 2013, we were not required to post collateral for any of our derivative transactions.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Commitments and Contingencies
Capital Expenditures
Our future capital commitments consist primarily of new ship orders. As of December 31, 2013, we had three Quantum-class ships and one Oasis-class ship on order for our Royal Caribbean International brand with an aggregate capacity of approximately 17,850 berths.
In 2013, we entered into an agreement with Meyer Werft to build the third Quantum-class ship for Royal Caribbean International. The ship will have a capacity of approximately 4,150 berths and is expected to enter service in the second quarter of 2016. We entered into a credit agreement for the financing of the ship for up to 80.0% of the ship’s contract price. The credit agreement makes available to us, at delivery, an unsecured term loan in an amount up to €636.7 million, or approximately $877.3 million, based on the exchange rate at December 31, 2013. Euler Hermes Deutschland AG (“Hermes”), the official export credit agency of Germany, has agreed to guarantee to the lenders payment of 95.0% of the financing. The loan amortizes semi-annually and will mature 12 years following delivery of the ship. Interest on the loan will accrue at our election at either a fixed rate of 3.32% or a floating rate at LIBOR plus a margin of 1.00%. A commitment fee varying from 0.15% to 0.30% per annum is due through funding.
In 2013, we entered into a credit agreement for the financing of the third Oasis-class ship, which is scheduled for delivery in the second quarter of 2016. The credit agreement makes available to us, at delivery, an unsecured term loan in an amount up to €892.2 million, or approximately $1.2 billion, based on the exchange rate at December 31, 2013. Compagnie Francaise d’Assurance pour le Commerce Extérieur (“COFACE”), the official export credit agency of France, has agreed to guarantee to the lenders payment of 100% of the financing. The loan amortizes semi-annually and will mature 12 years following delivery of the ship. Interest on the loan will accrue at our election at either a fixed rate of 2.6% or a floating rate at EURIBOR plus a margin of 1.15%. A commitment fee varying from 0.15% to 0.30% per annum is due through funding.
As of December 31, 2013, the aggregate cost of our ships on order was approximately $4.7 billion, of which we had disbursed $518.8 million as of such date. Approximately 36.3% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at December 31, 2013. (See Note 14. Fair Value Measurements and Derivative Instruments).
Litigation
A class action complaint was filed in June 2011 against Royal Caribbean Cruises Ltd. in the United States District Court for the Southern District of Florida on behalf of a purported class of stateroom attendants employed onboard Royal Caribbean International cruise vessels alleging that they were required to pay other crew members to help with their duties in violation of the U.S. Seaman’s Wage Act. Plaintiffs seek judgments for damages, wage penalties and interest in an indeterminate amount. In May 2012, the Court granted our motion to dismiss the complaint on the basis that the applicable collective bargaining agreement requires any such claims to be arbitrated. The United States Court of Appeals, 11th Circuit affirmed the Court's dismissal and denied Plaintiff's petition for re-hearing and re-hearing en banc. We believe the underlying claims made against us are without merit, and we intend to vigorously defend ourselves against them. Because of the inherent uncertainty as to the outcome of this proceeding, we are unable at this time to estimate the possible impact of this matter on us.
We are routinely involved in other claims typical within the cruise vacation industry. The majority of these claims are covered by insurance. We believe the outcome of such claims, net of expected insurance recoveries, will not have a material adverse impact on our financial condition or results of operations and cash flows.
Operating Leases
In July 2002, we entered into an operating lease denominated in British pound sterling for the Brilliance of the Seas. The lease payments vary based on sterling LIBOR and are included in Other operating expenses in our consolidated statements of comprehensive income (loss). Brilliance of the Seas lease expense amounts were approximately £12.3 million, £14.6 million and £15.9 million, or approximately $19.1 million, $23.3 million and $25.6 million for the years

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ended December 31, 2013, 2012 and 2011, respectively. The lease has a contractual life of 25 years; however, both the lessor and we have certain rights to cancel the lease at year 18 (i.e. 2020) upon advance notice given approximately one year prior to cancellation. In the event of early termination at year 18, we have the option to cause the sale of the vessel at its fair value and to use the proceeds towards the applicable termination payment. Alternatively, we could opt at such time to make a termination payment of approximately £65.4 million, or approximately $108.3 million based on the exchange rate at December 31, 2013, and relinquish our right to cause the sale of the vessel. Under current circumstances we do not believe early termination of this lease is probable.
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
In addition, we are obligated under other noncancelable operating leases primarily for offices, warehouses and motor vehicles. As of December 31, 2013, future minimum lease payments under noncancelable operating leases were as follows (in thousands):

Year
2014	$47,097
2015	45,608
2016	42,876
2017	40,577
2018	38,626
Thereafter	285,146
$499,930
Total expense for all operating leases amounted to $57.5 million, $61.6 million and $60.2 million for the years 2013, 2012 and 2011, respectively.
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

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to replace on similar terms. Certain of our outstanding debt securities also contain change of control provisions that would be triggered by the acquisition of greater than 50% of our common stock by a person other than a member of the Applicable Group coupled with a ratings downgrade. If this were to occur, it would have an adverse impact on our liquidity and operations.
At December 31, 2013, we have future commitments to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts as follows (in thousands):

Year
2014	$200,660
2015	139,540
2016	115,255
2017	117,663
2018	40,769
Thereafter	82,940
$696,827
Note 16. Restructuring and Related Impairment Charges

For the year ended December 31, 2013, we incurred the following restructuring and related impairment charges in connection with our profitability initiatives (in thousands):

Restructuring exit costs	$23,432
Impairment charges	33,514
Restructuring and related impairment charges	$56,946

The following are the restructuring profitability initiatives that are at different stages of implementation.

Consolidation of Global Sales, Marketing, General and Administrative Structure

One of our profitability initiatives relates to restructuring and consolidation of our global sales, marketing and general and administrative structure. During the third quarter of 2013, we moved forward with activities related to this initiative, including the consolidation of most of our call centers located outside of the United States and the establishment of brand dedicated sales, marketing and revenue management teams in key priority markets. This resulted in the elimination of approximately 500 shore-side positions, primarily from our international markets, and recognition of a liability for one-time termination benefits during the year ended December 31, 2013. Additionally, we incurred contract termination costs and other related costs consisting of legal and consulting fees to implement this initiative.

As a result of these actions, we incurred restructuring exit costs of $18.2 million for the year ended December 31, 2013, which are reported in Restructuring and related impairment charges in our consolidated statements of comprehensive income (loss). We expect to incur additional restructuring exit costs of approximately $1.2 million, through the end of 2014, to complete this initiative.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes our restructuring exit costs related to the above initiative (in thousands):

	Beginning Balance January 1, 2013	Accruals	Payments	Ending Balance December 31, 2013	Cumulative Charges Incurred	Expected Additional Expenses to be Incurred(1)
Termination benefits	$—	$9,638	$1,323	$8,315	$9,638	$915
Contract termination costs	—	4,142	4,016	$126	4,142	—
Other related costs	—	4,379	2,982	$1,397	4,379	317
Total	$—	$18,159	$8,321	$9,838	$18,159	$1,232

(1)
These amounts relate to restructuring exit costs associated with our Global Sales, Marketing and General and Administrative restructuring and consolidation efforts. It does not include charges related to other initiatives.

In connection with this initiative, we also expect to incur approximately $5.2 million of other costs through the end of 2014 which will primarily consist of call center transition costs and accelerated depreciation on leasehold improvements and will be classified within Marketing, selling and administrative expenses and Depreciation and amortization expenses, respectively, in our consolidated statements of comprehensive income (loss).

Pullmantur Restructuring

Restructuring Exit Costs

A second initiative relates to Pullmantur’s focus on the cruise business and expansion in Latin America. During the fourth quarter of 2013, we moved forward with activities related to this initiative. The activities include the opening of a Pullmantur regional head office in Panama to place operating management closer to the Latin American market. This resulted in the elimination of approximately 100 Pullmantur shore-side positions and recognition of a liability for one-time termination benefits during the fourth quarter of 2013. Additionally, we incurred contract termination costs and other related costs consisting of legal and consulting fees to implement this initiative.

As a result of these actions, we incurred restructuring exit costs of $5.3 million for the year ended December 31, 2013, which are reported in Restructuring and related impairment charges in our consolidated statements of comprehensive income (loss). We expect to incur additional restructuring exit costs of approximately $9.2 million, through the end of 2014, to complete this initiative.

The following table summarizes our restructuring exit costs related to the above initiative (in thousands):

	Beginning Balance January 1, 2013	Accruals	Payments	Ending Balance December 31, 2013	Cumulative Charges Incurred	Expected Additional Expenses to be Incurred(2)
Termination benefits	$—	$3,910	$—	$3,910	$3,910	$2,056
Contract termination costs	—	847	—	$847	847	—
Other related costs	—	516	—	$516	516	7,121
Total	$—	$5,273	$—	$5,273	$5,273	$9,177

(2)	These amounts relate to restructuring exit costs associated with our Pullmantur restructuring. It does not include any charges related to other initiatives.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In connection with this initiative, we also expect to incur approximately $7.5 million of other costs through the end of 2014 primarily related to the sale of the Pullmantur non-core businesses, which we anticipate will be classified in Other (expense) income in our consolidated statements of comprehensive income (loss).

Sale of Pullmantur Non-core Businesses

As part of our Pullmantur Restructuring, in December 2013, Pullmantur reached an agreement to sell the majority of its interest in its non-core businesses, the closing of which is subject to customary closing conditions. These non-core businesses include Pullmantur’s land-based tour operations, travel agency and its 49.0% interest in its air business. In connection with the agreement, we will retain a 19.0% interest in the non-core businesses and will retain the aircraft which will be dry leased to Pullmantur Air. The non-core businesses met the accounting criteria to be classified as held for sale during the fourth quarter of 2013 which led to restructuring related impairment charges of $20.0 million to adjust the carrying value of assets held for sale to their fair value, less cost to sell. The impairment charge is reported in Restructuring and related impairment charges in our consolidated statements of comprehensive income (loss). Assets and liabilities held for sale are not material to our consolidated balance sheets.

We expect to have significant continuing involvement after the sale of non-core businesses, and as a result, the non-core businesses did not meet the criteria for discontinued operations reporting. In addition, due to an anticipated change in the nature of the cash flows to be generated by the Pullmantur aircraft, we reviewed the aircraft for impairment. We identified that the undiscounted future cash flows of the aircraft were less than their carrying value and recorded a restructuring related impairment charge of $13.5 million which is reported in Restructuring and related impairment charges in our consolidated statements of comprehensive income (loss).

See Note 5. Property and Equipment and Note 14. Fair Value Measurements and Derivative Instruments for further discussion.

Note 17. Quarterly Selected Financial Data (Unaudited)

	(In thousands, except per share data)
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2013	2012	2013	2012	2013	2012	2013	2012
Total revenues(1)	$1,911,220	$1,834,480	$1,882,767	$1,821,004	$2,311,749	$2,226,390	$1,854,158	$1,806,150
Operating income (loss)(2)	$165,632	$135,375	$113,338	$96,905	$444,209	$452,137	$74,969	$(281,307)
Net income (loss)(2),(3)	$76,226	$46,964	$24,747	$(3,653)	$365,701	$367,779	$7,018	$(392,803)
Earnings per share:
Basic	$0.35	$0.22	$0.11	$(0.02)	$1.66	$1.69	$0.03	$(1.80)
Diluted	$0.35	$0.21	$0.11	$(0.02)	$1.65	$1.68	$0.03	$(1.80)
Dividends declared per share	$0.12	$0.10	$0.12	$0.10	$0.25	$0.12	$0.25	$0.12
___________________________________

(1)	Our revenues are seasonal based on the demand for cruises. Demand is strongest for cruises during the Northern Hemisphere's summer months and holidays.

(2)
Amounts for the second, third and fourth quarters of 2013 include restructuring charges of $1.7 million, $12.2 million and $9.5 million, respectively, and the fourth quarter of 2013 includes an impairment charge of $33.5 million to write down the assets held for sale related to the businesses to be sold and certain long-lived assets, consisting of aircraft owned and operated by Pullmantur Air, to their fair value. Amounts for the fourth quarter of 2012, include an impairment charge of $385.4 million to write down Pullmantur's goodwill to its implied fair value and to write down trademarks and trade names and certain long-lived assets, consisting of aircraft owned and operated by Pullmantur Air, to their fair value.

(3)
Amounts for the fourth quarter of 2012, include a $33.7 million deferred tax expense to record a 100% valuation allowance related to our deferred tax assets for Pullmantur. In addition, we recorded a deferred tax benefit related to Pullmantur's trademarks and trade names of $5.2 million. These adjustments resulted in an increase of $28.5 million to Other (expense) income.