Form 10-Q
period 2014-03-31
ROYAL CARIBBEAN CRUISES LTD
filed 2014-04-24
CIK 884887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

There were 222,124,896 shares of common stock outstanding as of April 17, 2014.

ROYAL CARIBBEAN CRUISES LTD.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in thousands, except per share data)

	Quarter Ended March 31,
	2014	2013
Passenger ticket revenues	$1,348,203	$1,393,778
Onboard and other revenues	539,021	517,442
Total revenues	1,887,224	1,911,220
Cruise operating expenses:
Commissions, transportation and other	325,865	322,937
Onboard and other	123,032	121,487
Payroll and related	210,801	209,923
Food	118,080	119,483
Fuel	244,459	241,652
Other operating	281,743	266,708
Total cruise operating expenses	1,303,980	1,282,190
Marketing, selling and administrative expenses	290,307	274,034
Depreciation and amortization expenses	193,735	189,364
Restructuring charges	1,736	—
Operating Income	97,466	165,632
Other income (expense):
Interest income	3,276	3,747
Interest expense, net of interest capitalized	(68,571)	(90,182)
Other expense	(5,714)	(2,971)
	(71,009)	(89,406)
Net Income	$26,457	$76,226
Earnings per Share:
Basic	$0.12	$0.35
Diluted	$0.12	$0.35
Weighted-Average Shares Outstanding:
Basic	221,295	219,097
Diluted	222,671	220,484
Comprehensive (Loss) Income
Net Income	$26,457	$76,226
Other comprehensive income (loss):
Foreign currency translation adjustments	2,470	(4,244)
Change in defined benefit plans	(2,031)	—
Loss on cash flow derivative hedges	(52,915)	(22,600)
Total other comprehensive loss	(52,476)	(26,844)
Comprehensive (Loss) Income	$(26,019)	$49,382

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of
	March 31,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$216,508	$204,687
Trade and other receivables, net	299,036	259,746
Inventories	145,155	151,244
Prepaid expenses and other assets	293,910	252,852
Derivative financial instruments	56,324	87,845
Total current assets	1,010,933	956,374
Property and equipment, net	17,504,257	17,517,752
Goodwill	439,345	439,231
Other assets	1,171,605	1,159,590
	$20,126,140	$20,072,947
Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$535,834	$1,563,378
Accounts payable	359,518	372,226
Accrued interest	71,023	103,025
Accrued expenses and other liabilities	559,823	563,702
Customer deposits	1,856,581	1,664,679
Total current liabilities	3,382,779	4,267,010
Long-term debt	7,461,530	6,511,426
Other long-term liabilities	504,899	486,246
Commitments and contingencies (Note 6)
Shareholders’ equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 232,381,655 and 230,782,315 shares issued, March 31, 2014 and December 31, 2013, respectively)	2,324	2,308
Paid-in capital	3,209,081	3,159,038
Retained earnings	6,026,036	6,054,952
Accumulated other comprehensive (loss) income	(46,805)	5,671
Treasury stock (10,308,683 common shares at cost, March 31, 2014 and December 31, 2013)	(413,704)	(413,704)
Total shareholders’ equity	8,776,932	8,808,265
	$20,126,140	$20,072,947

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013
Operating Activities
Net income	$26,457	$76,226
Adjustments:
Depreciation and amortization	193,735	189,364
(Gain) loss on derivative instruments not designated as hedges	(1,890)	8,523
Changes in operating assets and liabilities:
(Increase) decrease in trade and other receivables, net	(36,332)	2,257
Decrease in inventories	6,104	152
Increase in prepaid expenses and other assets	(30,565)	(19,990)
Decrease in accounts payable	(13,323)	(13,043)
Decrease in accrued interest	(32,002)	(2,528)
Increase (decrease) in accrued expenses and other liabilities	7,579	(45,953)
Increase in customer deposits	188,367	55,751
Other, net	7,656	(9,502)
Net cash provided by operating activities	315,786	241,257
Investing Activities
Purchases of property and equipment	(177,791)	(178,376)
Cash received (paid) on settlement of derivative financial instruments	4,236	(8,747)
Investments in unconsolidated affiliates	(34,260)	(19,487)
Cash payments received from loan to unconsolidated affiliate	11,610	11,993
Other, net	(1,165)	1,104
Net cash used in investing activities	(197,370)	(193,513)
Financing Activities
Debt proceeds	1,560,000	120,000
Debt issuance costs	(22,641)	(15,516)
Repayments of debt	(1,638,146)	(106,137)
Dividends paid	(76,264)	(27,735)
Proceeds from exercise of common stock options	46,630	3,339
Cash received on settlement of derivative financial instruments	22,835	—
Other, net	81	377
Net cash used in financing activities	(107,505)	(25,672)
Effect of exchange rate changes on cash	910	(1,039)
Net increase in cash and cash equivalents	11,821	21,033
Cash and cash equivalents at beginning of period	204,687	194,855
Cash and cash equivalents at end of period	$216,508	$215,888
Supplemental Disclosure
Cash paid during the period for:
Interest, net of amount capitalized	$94,205	$88,229
Non cash Investing Activities
Purchase of property and equipment through asset trade in	$—	$46,375

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As used in this Quarterly Report on Form 10-Q, the terms “Royal Caribbean,” the “Company,” “we,” “our” and “us” refer to Royal Caribbean Cruises Ltd. and, depending on the context, Royal Caribbean Cruises Ltd.’s consolidated subsidiaries and/or affiliates. The terms “Royal Caribbean International,” “Celebrity Cruises,” “Pullmantur,” “Azamara Club Cruises,” “CDF Croisières de France,” and “TUI Cruises” refer to our cruise brands. However, because TUI Cruises is an unconsolidated investment, our operating results and other disclosures herein do not include TUI Cruises unless otherwise specified.  In accordance with cruise vacation industry practice, the term “berths” is determined based on double occupancy per cabin even though many cabins can accommodate three or more passengers. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013, including the audited consolidated financial statements and related notes included therein.

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

Basis for Preparation of Consolidated Financial Statements

The unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Estimates are required for the preparation of financial statements in accordance with these principles.  Actual results could differ from these estimates.  See Note 2. Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of our significant accounting policies.

All significant intercompany accounts and transactions are eliminated in consolidation. We consolidate entities over which we have control, usually evidenced by a direct ownership interest of greater than 50%, and variable interest entities where we are determined to be the primary beneficiary. See Note 5. Goodwill and Other Assets for further information regarding our variable interest entities. For affiliates we do not control but over which we have significant influence on financial and operating policies, usually evidenced by a direct ownership interest from 20% to 50%, the investment is accounted for using the equity method.  We consolidate the operating results of Pullmantur and CDF Croisières de France on a two-month lag to allow for more timely preparation of our consolidated financial statements. Consistent with the two-month lag, the sale of the Pullmantur non-core businesses which closed on March 31, 2014, will be reported in our consolidated financial statements in our second quarter of 2014. For information on the sale of the Pullmantur non-core businesses, see Note 10. Restructuring Charges. No material events or other transactions affecting Pullmantur or CDF Croisières de France have occurred during the two-month lag period of February and March 2014 that would require further disclosure or adjustment to our consolidated financial statements as of and for the quarter ended March 31, 2014.

We believe the accompanying unaudited consolidated financial statements contain all normal recurring accruals necessary for a fair presentation.  Our revenues are seasonal and results for interim periods are not necessarily indicative of results for the entire year.

Note 2. Summary of Significant Accounting Policies

Recent Accounting Pronouncements

In January 2014, amended guidance was issued regarding the accounting for service concession arrangements. The new guidance defines a service concession as an arrangement between a public-sector entity grantor and an operating entity under which the operating entity operates and maintains the grantor’s infrastructure for a specified period of time and in return receives payments from the grantor and or third party user for use of the infrastructure. The guidance prohibits the operating entity from accounting for a service concession arrangement as a lease and from recording the infrastructure used in the arrangement within property plant and equipment. This guidance must be applied using a modified retrospective approach and will be effective for our interim and annual reporting periods beginning after December 15, 2014. Early adoption is permitted. We are currently evaluating the impact, if any, of this newly issued guidance, the implementation of which is not expected to be material to our consolidated financial statements.

In April 2014, amended guidance was issued changing the requirements for reporting discontinued operations and enhancing the disclosures in this area. The new guidance requires a disposal of a component of an entity or a group of components of an entity to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. The guidance will be effective prospectively for our interim and annual reporting periods beginning after December 15, 2014. The guidance will impact the reporting and disclosures of future disposals, if any.

Reclassifications

For the three months ended March 31, 2013, $8.5 million has been reclassified in the consolidated statements of cash flows from other, net to (gain) loss on derivative instruments not designated as hedges within net cash flows provided by operating activities in order to conform to the current year presentation.

Other

Revenues and expenses include port costs that vary with guest head counts.  The amounts of such port costs included in passenger ticket revenues on a gross basis were $124.1 million and $115.7 million for the first quarters of 2014 and 2013, respectively.

Note 3. Earnings Per Share

A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Quarter Ended March 31,
	2014	2013
Net income for basic and diluted earnings per share	$26,457	$76,226
Weighted-average common shares outstanding	221,295	219,097
Dilutive effect of stock options, performance share awards and restricted stock awards	1,376	1,387
Diluted weighted-average shares outstanding	222,671	220,484
Basic earnings per share	$0.12	$0.35
Diluted earnings per share	$0.12	$0.35

Diluted earnings per share do not reflect options to purchase an aggregate of approximately 6,000 and 2.6 million shares for the quarters ended March 31, 2014 and March 31, 2013, respectively, because the effect of including them would have been antidilutive.

Note 4. Long-Term Debt

In January 2014, we borrowed $380.0 million under a previously committed unsecured term loan facility.  The loan is due and payable at maturity in August 2018. Interest on the loan accrues at a floating rate based on LIBOR plus the applicable margin. The applicable margin varies with our debt rating and was 2.12% as of March 31, 2014. The proceeds of this loan were used to repay our €745.0 million 5.625% unsecured senior notes due January 2014.

In January 2014, we amended and restated our €365.0 million unsecured term loan due July 2017. Interest on the amended facility accrues at a floating rate based on EURIBOR plus a margin which varies with our credit rating. The amendment reduced the margin, which at our current credit rating resulted in a decrease from 3.00% to 2.30%. In addition, the amendment allows us to convert up to €300.0 million of the loan from Euros to US dollars at the then spot rate through July 2014. The amendment did not result in the extinguishment of debt.

In March 2014, we amended our unsecured term loans for Oasis of the Seas and Allure of the Seas primarily to reduce the margins on those facilities and eliminate the lenders option to exit those facilities in 2015 and 2017, respectively. The interest rate on the $420.0 million floating rate tranche of the Oasis of the Seas term loan was reduced from LIBOR plus 2.10% to LIBOR plus 1.85%. The interest rate on the entire $1.1 billion Allure of the Seas term loan was reduced from LIBOR plus 2.10% to LIBOR plus 1.85%. These amendments did not result in the extinguishment of debt.

Note 5. Goodwill and Other Assets

As of March 31, 2014, the carrying amounts of goodwill and trademarks and trade names attributable to our Pullmantur reporting unit were $152.2 million and $214.2 million, respectively. Pullmantur is a brand targeted primarily at the Spanish, Portuguese and Latin American markets, with an increasing focus on Latin America. The persistent economic instability in these markets has created significant uncertainties in forecasting operating results and future cash flows used in our impairment analyses. We continue to monitor economic events in these markets for their potential impact on Pullmantur’s business and valuation. However, based on our most recent projections, we do not believe an interim impairment evaluation of Pullmantur’s goodwill or trademarks and trade names is warranted as of March 31, 2014.

If there are relatively modest changes to the projected future cash flows used in the impairment analyses, especially in Net Yields, or if anticipated transfers of vessels from our other cruise brands to the Pullmantur fleet do not take place, it is reasonably possible that an impairment charge of Pullmantur's reporting unit’s goodwill and trademarks and trade names may be required. Of these factors, the planned transfers of vessels to the Pullmantur fleet is most significant to the projected future cash flows. If the transfers do not occur, we will likely fail step one of the impairment test. We will continue to monitor these intangible assets for potential impairment and perform interim testing of our goodwill, trademarks or trade names if deemed necessary.

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

We have determined that Grand Bahama Shipyard Ltd. (“Grand Bahama”), a ship repair and maintenance facility in which we have a 40% noncontrolling interest, is a VIE. The facility serves cruise and cargo ships, oil and gas tankers, and offshore units.  We utilize this facility, among other ship repair facilities, for our regularly scheduled drydocks and certain emergency repairs as may be required.  We have determined that we are not the primary beneficiary of this facility as we do not have the power to direct the activities that most significantly impact the facility’s economic performance. Accordingly, we do not consolidate this entity and we account for this investment under the equity method of accounting. As of March 31, 2014, the net book value of our investment in Grand Bahama, was approximately $57.5 million, consisting of $8.7 million in equity and $48.8 million in loans. As of December 31, 2013, the net book value of our investment in Grand Bahama was approximately $56.1 million, consisting of $6.4 million in equity and $49.7 million in loans. These amounts represent our maximum exposure to loss as we are not contractually required to provide any financial or other support to the facility. The majority of our loans to Grand Bahama are in non-accrual status and the majority of this amount is included within Other assets in our consolidated balance sheets. During the first three months of 2014, we received approximately $0.8 million in principal and interest payments related to loans that are in accrual status from Grand Bahama and recorded income associated with our investment in Grand Bahama.  We monitor credit risk associated with these loans through our participation on Grand Bahama’s board of directors along with our review of Grand Bahama’s financial statements and projected cash flows.  Based on this review, we believe the risk of loss associated with these loans was not probable as of March 31, 2014.

In conjunction with our acquisition of Pullmantur in 2006, we obtained a 49% noncontrolling interest in Pullmantur Air, S.A. (“Pullmantur Air”), a small air business that operates four aircraft in support of Pullmantur’s operations. As of March 31, 2014 and December 31, 2013, we determined that Pullmantur Air was a VIE for which we were the primary beneficiary as we had the power to direct the activities that most significantly impacted its economic performance and we were obligated to absorb its losses. In accordance with authoritative guidance, we have consolidated the assets and liabilities of Pullmantur Air in these financial statements.  We do not separately disclose the assets and liabilities of Pullmantur Air as they are immaterial to our March 31, 2014 and December 31, 2013 consolidated financial statements.

On March 31, 2014, Pullmantur sold its controlling interest in its land-based tour operations and travel agency as well as the majority of its interest in Pullmantur Air (i.e. Pullmantur's non-core businesses). Consistent with our Pullmantur reporting period two-month lag, we will report the impact of these sales in our consolidated financial statements for our second quarter of 2014. In connection with the sale agreement, we retained a 19% interest in Pullmantur Air and retained the aircraft which will be dry leased to Pullmantur Air. We also determined that Pullmantur Air is no longer a VIE. Starting in the second quarter of 2014, we expect to account for our 19% investment in Pullmantur Air under the cost method of accounting.

Additionally, in connection with the sale of Pullmantur's non-core businesses, we retained a 19% noncontrolling interest in Nautalia Viajes, S.L. ("Nautalia"), a small travel agency network, and Global Tour Operación, S.L. ("Global Tour"), a small tour operations business. We have determined that Nautalia and Global Tour are VIEs. We have further determined that we are not the primary beneficiaries of Nautalia and Global Tour as we do not have the power to direct the activities that most significantly impact the economic performance of these entities. Accordingly, starting in the second quarter of 2014, we will account for our 19% investment in these companies under the equity method of accounting as required for nonconsolidated VIEs. See Note 10. Restructuring Charges for further discussion on the sales transaction.

We have determined that TUI Cruises GmbH, our 50%-owned joint venture, which operates the brand TUI Cruises, is a VIE. As of March 31, 2014 and December 31, 2013, our investment in TUI Cruises, including equity and loans, was approximately $378.9 million and $354.3 million, respectively. The majority of this amount was included within Other assets in our consolidated balance sheets.  In addition, we and TUI AG, our joint venture partner, have each guaranteed the repayment of 50% of an €180.0 million bank loan provided to TUI Cruises and due in 2016 (refer to further details below).  Our investment amount and the potential obligations under this guarantee are substantially our maximum exposure to loss.  We have determined that we are not the primary beneficiary of TUI Cruises. We believe that the power to direct the activities that most significantly impact TUI Cruises’ economic performance are shared between ourselves and TUI AG.  All the significant operating and financial decisions of TUI Cruises require the consent of both parties which we believe creates shared power over TUI Cruises.  Accordingly, we do not consolidate this entity and account for this investment under the equity method of accounting. As of March 31, 2014, TUI Cruises’ bank loan had a remaining balance of €130.5 million, or approximately $179.9 million based on the exchange rate at March 31, 2014.  The bank loan amortizes quarterly and is secured by first mortgages on both Mein Schiff 1 and Mein Schiff 2. Based on current facts and circumstances, we do not believe potential obligations under our guarantee of TUI Cruises’ bank loan are probable.

In connection with our sale of Celebrity Mercury to TUI Cruises in 2011, we provided a debt facility to TUI Cruises in the amount of up to €90.0 million.  In February 2014, the maximum amount of the debt facility was increased to €125.0 million and we provided TUI Cruises with the ability to draw upon the available capacity through October 31, 2015. In addition, the interest rate for balances outstanding at the date of the facility increase was decreased from 9.54% per annum to 5.0% per annum. Further amounts drawn bear interest of EURIBOR plus 4.7%. This facility is 50% guaranteed by TUI AG and is secured by second and third mortgages on both of TUI Cruises’ ships, Mein Schiff 1 and Mein Schiff 2. The outstanding principal amount of the facility as of March 31, 2014 was €66.4 million, or $91.5 million based on the exchange rate at March 31, 2014.

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

Note 6. Commitments and Contingencies

Capital Expenditures

As of March 31, 2014, the aggregate cost of our four ships on order was approximately $4.8 billion, of which we had deposited $483.2 million as of such date. Approximately 23.9% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at March 31, 2014.  (See Note 9. Fair Value Measurements and Derivative Instruments).

Our brands, including our 50% joint venture, TUI Cruises, have six ships on order.  As of March 31, 2014, the expected dates that our ships on order will enter service and their approximate berths are as follows:

Ship	Expected to Enter Service	Approximate Berths
Royal Caribbean International —
Quantum-class:
Quantum of the Seas	4th Quarter 2014	4,150
Anthem of the Seas	2nd Quarter 2015	4,150
Unnamed	2nd Quarter 2016	4,150
Oasis-class:
Unnamed	2nd Quarter 2016	5,450
TUI Cruises (50% joint venture) —
Mein Schiff 3	2nd Quarter 2014	2,500
Mein Schiff 4	2nd Quarter 2015	2,500
	Total Berths	22,900

In April 2014, we entered into a credit agreement for the US dollar financing of a portion of the third Oasis-class ship. The credit agreement makes available to us an unsecured term loan in an amount up to the US dollar equivalent of €178.4 million. The loan amortizes semi-annually and will mature 12 years following delivery of the ship. At our election prior to the ship delivery, interest on the loan will accrue either (1) at a fixed rate of 2.53% (inclusive of the applicable margin) or (2) at a floating rate equal to LIBOR plus 1.20%. In connection with this credit agreement, we amended the €892.2 million credit agreement, originally entered into in 2013 to finance the ship, reducing the maximum facility amount to approximately €713.8 million. Both the existing Euro-denominated facility and the new US dollar-denominated facility are 100% guaranteed by Compagnie Française d’Assurance pour le Commerce Extérieur (“COFACE”), the export credit agency of France.

Litigation

A class action complaint was filed in June 2011 against Royal Caribbean Cruises Ltd. in the United States District Court for the Southern District of Florida on behalf of a purported class of stateroom attendants employed onboard Royal Caribbean International cruise vessels. The complaint alleges that the stateroom attendants were required to pay other crew members to help with their duties and that certain stateroom attendants were required to work back of house assignments without the ability to earn gratuities, in each case in violation of the U.S. Seaman’s Wage Act. Plaintiffs seek judgments for damages, wage penalties and interest in an indeterminate amount. In May 2012, the Court granted our motion to dismiss the complaint on the basis that the applicable collective bargaining agreement requires any such claims to be arbitrated. The United States Court of Appeals, 11th Circuit affirmed the Court's dismissal and denied Plaintiff's petition for re-hearing and re-hearing en banc. We believe the underlying claims made against us are without merit, and we intend to vigorously defend ourselves against them. Because of the inherent uncertainty as to the outcome of this proceeding, we are unable at this time to estimate the possible impact of this matter on us.

We are routinely involved in other claims typical within the cruise vacation industry. The majority of these claims are covered by insurance. We believe the outcome of such claims, net of expected insurance recoveries, will not have a material adverse impact on our financial condition or results of operations and cash flows.

Other

In July 2002, we entered into an operating lease denominated in British pound sterling for the Brilliance of the Seas.  The lease payments vary based on sterling LIBOR and are included in Other operating expenses in our consolidated statements of comprehensive income (loss). Brilliance of the Seas lease expense amounts were approximately £3.1 million and £3.0 million, or approximately $5.1 million and $4.5 million, for the quarters ended March 31, 2014 and March 31, 2013, respectively.  The lease has a contractual life of 25 years; however, both the lessor and we have certain rights to cancel the lease at year 18 (i.e. 2020) upon advance notice given approximately one year prior to cancellation.  In the event of early termination at year 18, we have the option to cause the sale of the vessel at its fair value and to use the proceeds towards the applicable termination payment.  Alternatively, we could opt at such time to make a termination payment of approximately £62.6 million, or approximately $104.4 million based on the exchange rate at March 31, 2014, and relinquish our right to cause the sale of the vessel. Under current circumstances we do not believe early termination of this lease is probable.

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

Note 7. Shareholders’ Equity

During the first quarter of 2014, we declared and paid a cash dividend on our common stock of $0.25 per share. During the first quarter of 2014, we also paid a cash dividend on our common stock of $0.25 per share which was declared during the fourth quarter of 2013.

During the first quarter of 2013, we declared and paid a cash dividend on our common stock of $0.12 per share.

Note 8. Changes in Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive loss by component for the quarter ended March 31, 2014 and 2013 (in thousands):

	Accumulated Other Comprehensive loss for the quarter ended March 31, 2014				Accumulated Other Comprehensive loss for the quarter ended March 31, 2013
	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated comprehensive income (loss) at beginning of the year	$43,324	$(23,994)	$(13,659)	$5,671	$(84,505)	$(34,823)	$(15,188)	$(134,516)
Other comprehensive (loss) income before reclassifications	(57,352)	(2,462)	2,470	(57,344)	(7,330)	—	(4,244)	(11,574)
Amounts reclassified from accumulated other comprehensive income (loss)	4,437	431	—	4,868	(15,270)	—	—	(15,270)
Net current-period other comprehensive (loss) income	(52,915)	(2,031)	2,470	(52,476)	(22,600)	—	(4,244)	(26,844)
Ending balance	$(9,591)	$(26,025)	$(11,189)	$(46,805)	$(107,105)	$(34,823)	$(19,432)	$(161,360)

The following table presents reclassifications out of accumulated other comprehensive loss for the quarter ended March 31, 2014 and 2013 (in thousands):

	Amount of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Income
Details about Accumulated Other Comprehensive (Loss) Income Components	Quarter Ended March 31, 2014	Quarter Ended March 31, 2013	Affected Line Item in Statements of Comprehensive (Loss) Income
(Loss) gain on cash flow derivative hedges:
Cross currency swaps	$(261)	$(871)	Interest expense, net of interest capitalized
Foreign currency forward contracts	(449)	(449)	Depreciation and amortization expenses
Foreign currency forward contracts	(3,576)	(238)	Other expense
Foreign currency forward contracts	(57)	—	Interest expense, net of interest capitalized
Fuel swaps	(94)	16,828	Fuel
	(4,437)	15,270
Amortization of defined benefit plans:
Actuarial loss	(222)	—	Payroll and related
Prior service costs	(209)	—	Payroll and related
	(431)	—
Total reclassifications for the period	$(4,868)	$15,270

Note 9. Fair Value Measurements and Derivative Instruments

Fair Value Measurements

The estimated fair value of our financial instruments that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows (in thousands):

	Fair Value Measurements at March 31, 2014 Using					Fair Value Measurements at December 31, 2013 Using
Description	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Cash and cash equivalents(4)	$216,508	$216,508	$216,508	$—	$—	$204,687	$204,687	$204,687	$—	$—
Total Assets	$216,508	$216,508	$216,508	$—	$—	$204,687	$204,687	$204,687	$—	$—
Liabilities:
Long-term debt (including current portion of long-term debt)(5)	$7,942,449	$8,319,299	$1,893,376	$6,425,923	$—	$8,020,061	$8,431,220	$2,888,255	$5,542,965	$—
Total Liabilities	$7,942,449	$8,319,299	$1,893,376	$6,425,923	$—	$8,020,061	$8,431,220	$2,888,255	$5,542,965	$—

(1) Inputs based on quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access.  Valuation of these items does not entail a significant amount of judgment.
(2) Inputs other than quoted prices included within Level 1 that are observable for the liability, either directly or indirectly.  For unsecured revolving credit facilities and unsecured term loans, fair value is determined utilizing the income valuation approach.  This valuation model takes into account the contract terms of our debt such as the debt maturity and the interest rate on the debt.  The valuation model also takes into account the creditworthiness of the Company.
(3) Inputs that are unobservable.  The Company did not use any Level 3 inputs as of March 31, 2014 and December 31, 2013.
(4) Consists of cash and marketable securities with original maturities of less than 90 days.
(5) Consists of unsecured revolving credit facilities, unsecured senior notes, senior debentures and unsecured term loans.  Does not include our capital lease obligations.

Other Financial Instruments

The carrying amounts of accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value at March 31, 2014 and December 31, 2013.

Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy.  The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2014 Using				Fair Value Measurements at December 31, 2013 Using
Description	Total	Level 1(1)	Level 2(2)	Level 3(3)	Total	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Derivative financial instruments(4)	$119,704	$—	$119,704	$—	$188,576	$—	$188,576	$—
Investments(5)	6,136	6,136	—	—	6,044	6,044	—	—
Total Assets	$125,840	$6,136	$119,704	$—	$194,620	$6,044	$188,576	$—
Liabilities:
Derivative financial instruments(6)	$107,340	$—	$107,340	$—	$100,260	$—	$100,260	$—
Total Liabilities	$107,340	$—	$107,340	$—	$100,260	$—	$100,260	$—

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
(3) Inputs that are unobservable.  The Company did not use any Level 3 inputs as of March 31, 2014 and December 31, 2013.
(4) Consists of foreign currency forward contracts, foreign currency collar options, interest rate swaps and fuel swaps.  Please refer to the “Fair Value of Derivative Instruments” table for breakdown by instrument type.
(5) Consists of exchange-traded equity securities and mutual funds.
(6) Consists of interest rate swaps, fuel swaps and foreign currency forward contracts.  Please refer to the “Fair Value of Derivative Instruments” table for breakdown by instrument type.

The reported fair values are based on a variety of factors and assumptions.  Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of March 31, 2014 or December 31, 2013, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.

Concentrations of Credit Risk

We monitor our credit risk associated with financial and other institutions with which we conduct significant business and, to minimize these risks, we select counterparties with credit risks acceptable to us and we seek to limit our exposure to an individual counterparty.  Credit risk, including but not limited to counterparty nonperformance under derivative instruments, our credit facilities and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions, insurance companies and export credit agencies many of which we have long-term relationships with and which have credit risks acceptable to us or where the credit risk is spread out among a large number of counterparties. In addition, our exposure under our derivative instruments was approximately $39.7 million and $92.5 million as of March 31, 2014 and December 31, 2013, respectively, and was limited to the cost of replacing the contracts in the event of non-performance by the counterparties to the contracts, all of which are currently our lending banks.  We do not anticipate nonperformance by any of our significant counterparties. In addition, we have established guidelines regarding credit ratings and instrument maturities that we follow to maintain safety and liquidity. We do not normally require collateral or other security to support credit relationships; however, in certain circumstances this option is available to us.

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

On an ongoing basis, we assess whether derivatives used in hedging transactions are “highly effective” in offsetting changes in the fair value or cash flow of hedged items.  We use the long-haul method to assess hedge effectiveness using regression analysis for each hedge relationship under our interest rate, foreign currency and fuel hedging programs.  We apply the same methodology on a consistent basis for assessing hedge effectiveness to all hedges within each hedging program (i.e. interest rate, foreign currency and fuel). We perform regression analyses over an observation period of up to three years, utilizing market data relevant to the hedge horizon of each hedge relationship. High effectiveness is achieved when a statistically valid relationship reflects a high degree of offset and correlation between the changes in the fair values of the derivative instrument and the hedged item. The determination of ineffectiveness is based on the amount of dollar offset between the change in fair value of the derivative instrument and the change in fair value of the hedged item at the end of the reporting period.  If it is determined that a derivative is not highly effective as a hedge or hedge accounting is discontinued, any change in fair value of the derivative since the last date at which it was determined to be effective is recognized in earnings. In addition, the ineffective portion of our highly effective hedges is immediately recognized in earnings and reported in Other expense in our consolidated statements of comprehensive income (loss).

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

We consider the classification of the underlying hedged item’s cash flows in determining the classification for the designated derivative instrument’s cash flows. We classify derivative instrument cash flows from hedges of benchmark interest rate or hedges of fuel expense as operating activities due to the nature of the hedged item. Likewise, we classify derivative instrument cash flows from hedges of foreign currency risk on our newbuild ship payments as investing activities. Cash flows from derivative instruments not designated under hedge accounting are classified as investing activities.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our long-term debt obligations including future interest payments.  At March 31, 2014, approximately 22.1% of our long-term debt was effectively fixed as compared to 34.6% as of December 31, 2013.  We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense.

Market risk associated with our long-term fixed rate debt is the potential increase in fair value resulting from a decrease in interest rates.  We use interest rate swap agreements that effectively convert a portion of our fixed-rate debt to a floating-rate basis to manage this risk.  At March 31, 2014 and December 31, 2013, we maintained interest rate swap agreements on the $420.0 million fixed rate portion of our Oasis of the Seas unsecured amortizing term loan and on the $650.0 million unsecured senior notes due 2022.  The interest rate swap agreements on Oasis of the Seas debt effectively changed the interest rate on the balance of the unsecured term loan, which was $280.0 million as of March 31, 2014, from a fixed rate of 5.41% to a LIBOR-based floating rate equal to LIBOR plus 3.87%, currently approximately 4.23%. The interest rate swap agreements on the $650.0 million unsecured senior notes effectively changed the interest rate on the balance of the unsecured senior notes from a fixed rate of 5.25% to a LIBOR-based floating rate equal to LIBOR plus 3.63%, currently approximately 3.87%. These interest rate swap agreements are accounted for as fair value hedges.

Market risk associated with our long-term floating rate debt is the potential increase in interest expense from an increase in interest rates.  We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage this risk.  At March 31, 2014 and December 31, 2013, we maintained forward-starting interest rate swap agreements that hedge the anticipated unsecured amortizing term loans that will finance our purchase of Quantum of the Seas and Anthem of the Seas. Forward-starting interest rate swaps hedging the Quantum of the Seas loan will effectively convert the interest rate for $735.0 million of the anticipated loan balance from LIBOR plus 1.30% to a fixed rate of 3.74% (inclusive of margin) beginning in October 2014. Forward-starting interest rate swaps hedging the Anthem of the Seas loan will effectively convert the interest rate for $725.0 million of the anticipated loan balance from LIBOR plus 1.30% to a fixed rate of 3.86% (inclusive of margin) beginning in April 2015.  These interest rate swap agreements are accounted for as cash flow hedges.

In addition, at March 31, 2014 and December 31, 2013, we maintained interest rate swap agreements that effectively converted the interest rate on a portion of the Celebrity Reflection unsecured amortizing term loan balance of approximately $600.0 million from LIBOR plus 0.40% to a fixed rate (including applicable margin) of 2.85% through the term of the loan.  These interest rate swap agreements are accounted for as cash flow hedges.

The notional amount of interest rate swap agreements related to outstanding debt and on our current unfunded financing arrangements as of March 31, 2014 and December 31, 2013 was $3.0 billion.

Foreign Currency Exchange Rate Risk

Derivative Instruments

Our primary exposure to foreign currency exchange rate risk relates to our ship construction contracts denominated in Euros, our foreign currency denominated debt and our international business operations.  We enter into foreign currency forward contracts, collar options and cross currency swap agreements to manage portions of the exposure to movements in foreign currency exchange rates.  As of March 31, 2014, the aggregate cost of our ships on order was approximately $4.8 billion, of which we had deposited $483.2 million as of such date.  Approximately 23.9% and 36.3% of the aggregate cost of the ships under construction was exposed to fluctuations in the Euro exchange rate at March 31, 2014 and December 31, 2013, respectively.   The majority of our foreign currency forward contracts, collar options and cross currency swap agreements are accounted for as cash flow, fair value or net investment hedges depending on the designation of the related hedge.

On a regular basis, we enter into foreign currency forward contracts to minimize the volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than our functional currency or the functional currencies of our foreign subsidiaries. During the first quarter of 2014, we maintained an average of approximately $398.8 million of these foreign currency forward contracts.  These instruments are not designated as hedging instruments.  Changes in the fair value of the foreign currency forward contracts resulted in a gain (loss), of approximately $1.9 million and $(8.6) million, respectively, during the quarter ended March 31, 2014 and March 31, 2013, respectively, that were recognized in earnings within Other expense in our consolidated statements of comprehensive income (loss).

We consider our investments in our foreign operations to be denominated in relatively stable currencies and of a long-term nature.  In January 2014, we entered into €415.6 million foreign currency forward contracts and designated them as hedges of a portion of our net investments in Pullmantur and TUI Cruises as of March 31, 2014. These forward currency contracts mature in April 2016.

The notional amount of outstanding foreign exchange contracts including our forward contracts and collar options as of March 31, 2014 and December 31, 2013 was $3.1 billion and $2.5 billion, respectively.

Non-Derivative Instruments

We also address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries’ and investments’ functional currencies and designating it as a hedge of these subsidiaries and investments.  We had designated debt as a hedge of our net investments in Pullmantur and TUI Cruises of approximately €81.3 million and €544.9 million, or approximately $112.1 million and $750.8 million, as of March 31, 2014 and December 31, 2013, respectively.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates primarily to the consumption of fuel on our ships.  We use fuel swap agreements and fuel call options to mitigate the financial impact of fluctuations in fuel prices.

Our fuel swap agreements are accounted for as cash flow hedges.  At March 31, 2014, we have hedged the variability in future cash flows for certain forecasted fuel transactions occurring through 2017.  As of March 31, 2014 and December 31, 2013, we had the following outstanding fuel swap agreements:

	Fuel Swap Agreements
	March 31, 2014	December 31, 2013
	(metric tons)
2014	731,000	762,000
2015	720,000	665,000
2016	447,000	373,000
2017	152,000	74,000

	Fuel Swap Agreements
	As of March 31, 2014	As of December 31, 2013
	(% hedged)
Projected fuel purchases for year:
2014	54%	57%
2015	51%	45%
2016	30%	25%
2017	10%	5%

At March 31, 2014 and December 31, 2013, $2.0 million and $9.5 million, respectively, of estimated unrealized net (loss) gain associated with our cash flow hedges pertaining to fuel swap agreements were expected to be reclassified to earnings from Accumulated other comprehensive (loss) income within the next twelve months.  Reclassification is expected to occur as a result of fuel consumption associated with our hedged forecasted fuel purchases.

The fair value and line item caption of derivative instruments recorded within our consolidated balance sheets were as follows:

	Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of March 31, 2014	As of December 31, 2013	Balance Sheet Location	As of March 31, 2014	As of December 31, 2013
		Fair Value	Fair Value		Fair Value	Fair Value
In thousands
Derivatives designated as hedging instruments under ASC 815-20(1)
Interest rate swaps	Other assets	$26,971	$56,571	Other long-term liabilities	$59,353	$66,920
Foreign currency forward contracts	Derivative financial instruments	36,758	61,596	Accrued expenses and other liabilities	—	—
Foreign currency forward contracts	Other assets	14,036	13,783	Other long-term liabilities	4,086	—
Foreign currency collar options	Other assets	19,565	22,172	Other long-term liabilities	—	—
Fuel swaps	Derivative financial instruments	3,982	10,902	Accrued expenses and other liabilities	7,349	1,657
Fuel swaps	Other assets	2,808	8,205	Other long-term liabilities	13,897	9,052
Total derivatives designated as hedging instruments under 815-20		$104,120	$173,229		$84,685	$77,629
Derivatives not designated as hedging instruments under ASC 815-20
Foreign currency forward contracts	Derivative financial instruments	$15,345	$15,347	Accrued expenses and other liabilities	$22,647	$22,631
Fuel swaps	Derivative financial instruments	239	—	Accrued expenses and other liabilities	—	—
Fuel swaps	Other assets	—	—	Other long-term liabilities	8	—
Total derivatives not designated as hedging instruments under 815-20		15,584	15,347		22,655	22,631
Total derivatives		$119,704	$188,576		$107,340	$100,260

(1) Accounting Standard Codification 815-20 “Derivatives and Hedging”.

The carrying value and line item caption of non-derivative instruments designated as hedging instruments recorded within our consolidated balance sheets were as follows:

		Carrying Value
Non-derivative instrument designated as hedging instrument under ASC 815-20	Balance Sheet Location	As of March 31, 2014	As of December 31, 2013
In thousands
Foreign currency debt	Current portion of long-term debt	$—	$477,442
Foreign currency debt	Long-term debt	112,090	273,354
		$112,090	$750,796

The effect of derivative instruments qualifying and designated as hedging instruments and the related hedged items in fair value hedges on the consolidated statements of comprehensive income (loss) was as follows:

Derivatives and related Hedged Items under ASC 815-20 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative and Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative		Amount of (Loss) Gain Recognized in Income on Hedged Item
		Quarter Ended March 31, 2014	Quarter Ended March 31, 2013	Quarter Ended March 31, 2014	Quarter Ended March 31, 2013
In thousands
Interest rate swaps	Interest expense, net of interest capitalized	$3,069	$779	$5,542	$9,276
Interest rate swaps	Other expense	12,510	(1,569)	(11,435)	1,412
		$15,579	$(790)	$(5,893)	$10,688

The effect of derivative instruments qualifying and designated as cash flow hedging instruments on the consolidated financial statements was as follows:

Derivatives under ASC 815-20 Cash Flow Hedging Relationships	Amount of Loss Recognized in Accumulated Other Comprehensive Loss on Derivative (Effective Portion)		Location of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Quarter Ended March 31, 2014	Quarter Ended March 31, 2013		Quarter Ended March 31, 2014	Quarter Ended March 31, 2013		Quarter Ended March 31, 2014	Quarter Ended March 31, 2013
In thousands
Cross currency swaps	—	—	Interest expense, net of interest capitalized	(261)	(871)	Other expense	—	—
Interest rate swaps	(34,525)	12,688	Other expense	—	—	Other expense	(19)	54
Foreign currency forward contracts	1,195	(15,082)	Depreciation and amortization expenses	(449)	(449)	Other expense	(20)	(5)
Foreign currency forward contracts	—	—	Other expense	(3,576)	(238)	Other expense	—	—
Foreign currency forward contracts	—	—	Interest expense, net of interest capitalized	(57)	—	Other expense	—	—
Foreign currency collar options	(2,607)	(14,961)	Depreciation and amortization expenses	—	—	Other expense	—	—
Fuel swaps	(21,415)	10,025	Fuel	(94)	16,828	Other expense	(1,632)	(720)
	$(57,352)	$(7,330)		$(4,437)	$15,270		$(1,671)	$(671)

The effect of non-derivative instruments qualifying and designated as net investment hedging instruments on the consolidated financial statements was as follows:

Non-derivative instruments under ASC 815- 20 Net Investment Hedging Relationships	Amount of Gain Recognized in Other Comprehensive (Loss) Income (Effective Portion)		Location of Gain in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Quarter Ended March 31, 2014	Quarter Ended March 31, 2013		Quarter Ended March 31, 2014	Quarter Ended March 31, 2013
In thousands
Foreign Currency Debt	$4,374	$12,732	Other expense	$—	$—
	$4,374	$12,732		$—	$—

The effect of derivatives not designated as hedging instruments on the consolidated financial statements was as follows:

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments under ASC 815-20	Location of Gain (Loss) Recognized in Income on Derivatives	Quarter Ended March 31, 2014	Quarter Ended March 31, 2013
In thousands
Foreign currency forward contracts	Other expense	$1,881	$(8,611)
Fuel swaps	Other expense	(1,222)	109
Fuel call options	Other expense	—	158
		$659	$(8,344)

Credit Related Contingent Features

Our current interest rate derivative instruments may require us to post collateral if our Standard & Poor’s and Moody’s credit ratings remain below specified levels. Specifically, if on the fifth anniversary of entering into a derivative transaction or on any succeeding fifth-year anniversary our credit ratings for our senior unsecured debt were to be below BBB- by Standard & Poor’s and Baa3 by Moody’s, then each counterparty to such derivative transaction with whom we are in a net liability position that exceeds the applicable minimum call amount may demand that we post collateral in an amount equal to the net liability position.  The amount of collateral required to be posted following such event will change each time our net liability position increases or decreases by more than the applicable minimum call amount.  If our credit rating for our senior unsecured debt is subsequently equal to, or above BBB- by Standard & Poor’s or Baa3 by Moody’s, then any collateral posted at such time will be released to us and we will no longer be required to post collateral unless we meet the collateral trigger requirement at the next fifth-year anniversary.  Currently, our senior unsecured debt credit rating is BB with a stable outlook by Standard & Poor’s and Ba1 with a stable outlook by Moody’s.  We currently have five interest rate derivative hedges that have a term of at least five years.  The aggregate fair values of all derivative instruments with such credit-related contingent features in net liability positions as of March 31, 2014 and December 31, 2013 were $59.4 million and $66.9 million, respectively, which do not include the impact of any such derivatives in net asset positions.  The earliest that any of the five interest rate derivative hedges will reach their fifth anniversary is November 2016.  Therefore, as of March 31, 2014, we were not required to post collateral for any of our derivative transactions.

Note 10.  Restructuring Charges

For the quarter ended March 31, 2014, we incurred $1.7 million of restructuring charges in connection with our broad profitability improvement program. The following are the profitability initiatives that are at different stages of implementation.

Consolidation of Global Sales, Marketing, General and Administrative Structure

One of our profitability initiatives relates to restructuring and consolidation of our global sales, marketing and general and administrative structure. During the first quarter of 2014, we continued with activities related to this initiative, including the consolidation of most of our call centers located outside of the United States and the establishment of brand dedicated sales, marketing and revenue management teams in key priority markets. This resulted in the elimination of approximately 500 shore-side positions in 2013, primarily from our international markets, resulting in recognition of a liability for one-time termination benefits during the year ended December 31, 2013. Additionally, we incurred contract termination costs and other related costs consisting of legal and consulting fees to implement this initiative.

For the quarter ended March 31, 2014, we did not incur significant restructuring exit costs associated with this initiative. We expect to incur restructuring exit costs of approximately $0.5 million, through the end of 2014, to complete this initiative.

The following table summarizes our restructuring exit costs related to the above initiative (in thousands):

	Beginning Balance January 1, 2014	Accruals	Payments	Ending Balance March 31, 2014	Cumulative Charges Incurred	Expected Additional Expenses to be Incurred(1)
Termination benefits	$8,315	$(203)	$1,323	$6,789	$9,435	$353
Contract termination costs	126	5	59	$72	4,147	—
Other related costs	1,397	142	244	$1,295	4,521	121
Total	$9,838	$(56)	$1,626	$8,156	$18,103	$474

(1)
These amounts relate to restructuring exit costs associated with our Global Sales, Marketing and General and Administrative restructuring and consolidation efforts. It does not include charges related to other initiatives.

In connection with this initiative, we incurred approximately $5.7 million of other costs during the quarter ended March 31, 2014 that primarily consisted of call center transition costs and accelerated depreciation on leasehold improvements and were classified within Marketing, selling and administrative expenses and Depreciation and amortization expenses in our consolidated statements of comprehensive income (loss). We expect to incur an additional amount for such costs of approximately $1.2 million through the end of 2014.

Pullmantur Restructuring

Restructuring Exit Costs

A second initiative relates to Pullmantur’s focus on its cruise business and its expansion in Latin America. Activities related to this initiative include the opening of a Latin American regional office to place operating management closer to this market and the sale of Pullmantur's non-core businesses. This resulted in the elimination of approximately 100 Pullmantur shore-side positions and recognition of a liability for one-time termination benefits during the year ended December 31, 2013. Additionally, we incurred contract termination costs and other related costs consisting of legal and consulting fees to implement this initiative. During the first quarter of 2014, we continued with activities related to this initiative.

As a result of these actions, we incurred restructuring exit costs of $1.8 million for the quarter ended March 31, 2014, which are reported within Restructuring charges in our consolidated statements of comprehensive income (loss). We expect to incur additional restructuring exit costs of approximately $4.9 million through the end of 2014, to complete this initiative.

The following table summarizes our restructuring exit costs related to the above initiative (in thousands):

	Beginning Balance January 1, 2014	Accruals	Payments	Ending Balance March 31, 2014	Cumulative Charges Incurred	Expected Additional Expenses to be Incurred(2)
Termination benefits	$3,910	$1,338	$518	$4,730	$5,248	$263
Contract termination costs	847	—	—	$847	847	(848)
Other related costs	516	454	—	$970	970	5,444
Total	$5,273	$1,792	$518	$6,547	$7,065	$4,859

(2)	These amounts relate to restructuring exit costs associated with our Pullmantur restructuring.

In connection with this initiative, we incurred approximately $1.2 million of other costs during the quarter ended March 31, 2014 associated with the opening of a Latin American regional office that was classified within Marketing, selling and administrative expenses in our consolidated statements of comprehensive income (loss). We expect to incur an additional amount for such costs of approximately $0.6 million through the end of 2014.

Sale of Pullmantur Non-core Businesses

As part of our Pullmantur related initiatives, on March 31, 2014, Pullmantur sold the majority of its interest in its non-core businesses. These non-core businesses included Pullmantur’s land-based tour operations, travel agency and 49% interest in its air business. In connection with the sale agreement, we retained a 19% interest in each of the non-core businesses and retained the aircraft which will be dry leased to Pullmantur Air. Consistent with our Pullmantur reporting two-month lag period, we will report the impact of the sale in our second quarter of 2014. We expect to incur a net loss resulting from the sale of Pullmantur's non-core businesses ranging from approximately $6.0 million to $9.0 million during the second quarter of 2014 related to this transaction, which we anticipate will be classified within Other operating expenses in our consolidated statements of comprehensive income (loss). See Note 1. General for information on the basis on which we prepare our consolidated financial statements.

The non-core businesses met the accounting criteria to be classified as held for sale during the fourth quarter of 2013 which led to restructuring related impairment charges of $20.0 million to adjust the carrying value of assets held for sale to their fair value, less cost to sell during 2013. These businesses continued to meet the criteria to be classified as held for sale as of March 31, 2014. Assets and liabilities held for sale are not material to our consolidated balance sheets.

We have significant continuing involvement with the sold businesses and, as a result, these businesses did not meet the criteria for discontinued operations reporting.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Concerning Forward-Looking Statements

The discussion under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance (including our expectations for the second quarter and full year of 2014 set forth under the heading "Outlook" below), business and industry prospects or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. Words such as "anticipate," "believe," "could," "estimate," "expect," "goal," "intend," "may," "plan," "project," "seek," "should," "will," and similar expressions are intended to further identify any of these forward-looking statements. Forward-looking statements reflect management's current expectations but they are based on judgments and are inherently uncertain. Furthermore, they are subject to risks, uncertainties and other factors, that could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013 and, in particular, the risks discussed under the caption "Risk Factors" in Part I, Item 1A of that report.

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

Overview

The discussion and analysis of our financial condition and results of operations has been organized to present the following:

•a review of our financial presentation, including discussion of certain operational and financial metrics we utilize to assist us in managing our business;

•a discussion of our results of operations for the quarter ended March 31, 2014 compared to the same period in 2013;

•a discussion of our business outlook, including our expectations for selected financial items for the second quarter and full year of 2014; and

•a discussion of our liquidity and capital resources, including our future capital and contractual commitments and potential funding sources.

Critical Accounting Policies

Valuation of Goodwill, Indefinite-Lived Intangible Assets and Long-Lived Assets

As of March 31, 2014, the carrying amounts of goodwill and trademarks and trade names attributable to our Pullmantur reporting unit were $152.2 million and $214.2 million, respectively. Pullmantur is a brand targeted primarily at the Spanish, Portuguese and Latin American markets, with an increasing focus on Latin America. The persistent economic instability in these markets has created significant uncertainties in forecasting operating results and future cash flows used in our impairment analyses. We continue to monitor economic events in these markets for their potential impact on Pullmantur’s business and valuation. However, based on our most recent projections we do not believe an interim impairment evaluation of Pullmantur’s goodwill or trademarks and trade names is warranted as of March 31, 2014.

If there are relatively modest changes to the projected future cash flows used in the impairment analyses, especially in Net Yields, or if anticipated transfers of vessels from our other cruise brands to the Pullmantur fleet do not take place, it is reasonably possible that an impairment charge of Pullmantur's reporting unit’s goodwill and trademarks and trade names may be required. Of these factors, the planned transfers of vessels to the Pullmantur fleet is most significant to the projected future cash flows. If the transfers do not occur, we will likely fail step one of the impairment test. We will continue to monitor these intangible assets for potential impairment and perform interim testing of our goodwill, trademarks or trade names if deemed necessary.

For a discussion of our critical accounting policies, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report on Form 10-K for the year ended December 31, 2013.

Seasonality

Our revenues are seasonal based on demand for cruises.  Demand is strongest for cruises during the Northern Hemisphere’s summer months and holidays. In order to mitigate the impact of the winter weather in the Northern Hemisphere and to capitalize on the summer season in the Southern Hemisphere, our brands have focused on deployment to Australia, Latin America and Asia during that period.

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

•Food expenses, which include food costs for both guests and crew;

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

Adjusted Net Income represents net income excluding certain items that we believe adjusting for is meaningful when assessing our performance on a comparative basis. For the quarter ended March 31, 2014 and March 31, 2013, these items included restructuring charges, other costs related to our profitability initiatives and the estimated impact of the divested Pullmantur non-core businesses held for sale. The estimated impact of the divested Pullmantur non-core businesses was arrived at by adjusting the net income (loss) of these businesses for the ownership percentage we will retain as well as for intercompany transactions that will no longer be eliminated in our consolidated statements of comprehensive income (loss).

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

Net Cruise Costs and Net Cruise Costs Excluding Fuel represent Gross Cruise Costs excluding commissions, transportation and other expenses and onboard and other expenses and, in the case of Net Cruise Costs Excluding Fuel, fuel expenses (each of which is described above under the Description of Certain Line Items heading).  In measuring our ability to control costs in a manner that positively impacts net income, we believe changes in Net Cruise Costs and Net Cruise Costs Excluding Fuel to be the most relevant indicators of our performance.  A reconciliation of historical Gross Cruise Costs to Net Cruise Costs and Net Cruise Costs Excluding Fuel is provided below under Results of Operations.  We have not provided a quantitative reconciliation of projected Gross Cruise Costs to projected Net Cruise Costs and projected Net Cruise Costs Excluding Fuel due to the significant uncertainty in projecting the costs deducted to arrive at these measures.  Accordingly, we do not believe that reconciling information for such projected figures would be meaningful. Net Cruise Costs excludes the estimated impact of the divested Pullmantur non-core businesses held for sale for the periods presented. Net Cruise Costs also excludes initiative costs reported within Marketing, selling and administrative expenses.

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

Net Revenues represent total revenues less commissions, transportation and other expenses and onboard and other expenses (each of which is described above under the Description of Certain Line Items heading). We have presented Net Revenues excluding the estimated impact of the divested Pullmantur non-core businesses held for sale in the financial tables under Results of Operations.

Net Yields represent Net Revenues per APCD.  We utilize Net Revenues and Net Yields to manage our business on a day-to-day basis as we believe that it is the most relevant measure of our pricing performance because it reflects the cruise revenues earned by us net of our most significant variable costs, which are commissions, transportation and other expenses and onboard and other expenses.  A reconciliation of historical Gross Yields to Net Yields is provided below under Results of Operations.  We have not provided a quantitative reconciliation of projected Gross Yields to projected Net Yields due to the significant uncertainty in projecting the costs deducted to arrive at this measure.  Accordingly, we do not believe that reconciling information for such projected figures would be meaningful. Net Yields excludes the estimated impact of the divested Pullmantur non-core businesses held for sale for the periods presented.

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

Results of Operations

Summary

Our net income and Adjusted Net Income for the first quarter of 2014 was $26.5 million and $46.1 million or $0.12 and $0.21 per share on a diluted basis, respectively, as compared to net income and Adjusted Net Income of $76.2 million and $78.2 million or $0.35 and $0.35 per share on a diluted basis for the first quarter of 2013.

Significant items for the first quarter of 2014 include:

•
Total revenues of $1.9 billion decreased 1.3% as compared to the same period in 2013 primarily due to the unfavorable effect of changes in foreign currency exchange rates related to our revenue transactions denominated in currencies other than the United States dollar and, to a lesser extent, a decrease in revenue associated with voyage disruptions during 2014 and a decrease in ticket prices for Caribbean sailings.

•
Cruise operating expenses of $1.3 billion increased 1.7% from the corresponding period in 2013 primarily due to an increase in vessel maintenance expenses and expenses related to Pullmantur’s travel agency network and air charter business.

•
Interest expense, net of interest capitalized of $68.6 million decreased 24.0% from the corresponding period in 2013. The decrease was primarily due to lower interest rates and, to a lesser extent, a lower average debt level.

•
During the first quarter of 2014, we borrowed $380.0 million under a previously committed unsecured term loan facility due August 2018 and repaid our €745.0 million 5.625% unsecured senior notes with proceeds from this term loan facility and our revolving credit facilities. Refer to Note 4. Long-Term Debt for further information.

Other Items

•
On March 31, 2014, Pullmantur sold the majority of its interest in its non-core businesses. These non-core businesses included Pullmantur’s land-based tour operations, travel agency and 49% interest in its air business. In connection with the sale agreement, we retained a 19% interest in each of the non-core businesses and retained the aircraft which will be dry leased to Pullmantur Air. Consistent with our Pullmantur reporting two-month lag period, we will report the impact of the sale in our second quarter of 2014.

Operating results for the quarter ended March 31, 2014 compared to the same period in 2013 are shown in the following table (in thousands, except per share data):

	Quarter Ended March 31,
	2014		2013
		% of Total Revenues		% of Total Revenues
Passenger ticket revenues	$1,348,203	71.4%	$1,393,778	72.9%
Onboard and other revenues	539,021	28.6%	517,442	27.1%
Total revenues	1,887,224	100.0%	1,911,220	100.0%
Cruise operating expenses:
Commissions, transportation and other	325,865	17.3%	322,937	16.9%
Onboard and other	123,032	6.5%	121,487	6.4%
Payroll and related	210,801	11.2%	209,923	11.0%
Food	118,080	6.3%	119,483	6.3%
Fuel	244,459	13.0%	241,652	12.6%
Other operating	281,743	14.9%	266,708	14.0%
Total cruise operating expenses	1,303,980	69.1%	1,282,190	67.1%
Marketing, selling and administrative expenses	290,307	15.4%	274,034	14.3%
Depreciation and amortization expenses	193,735	10.3%	189,364	9.9%
Restructuring charges	1,736	0.1%	—	—
Operating Income	97,466	5.2%	165,632	8.7%
Other income (expense):
Interest income	3,276	0.2%	3,747	0.2%
Interest expense, net of interest capitalized	(68,571)	(3.6)%	(90,182)	(4.7)%
Other expense	(5,714)	(0.3)%	(2,971)	(0.2)%
	(71,009)	(3.8)%	(89,406)	(4.7)%
Net Income	$26,457	1.4%	$76,226	4.0%
Diluted Earnings per Share	$0.12		$0.35

Adjusted Net Income and Adjusted Earnings per Share were calculated as follows (in thousands, except per share data):

	Quarter Ended March 31,
	2014	2013
Net Income	$26,457	$76,226
Restructuring charges	1,736	—
Other initiative costs	6,913	—
Estimated impact of divesting businesses held for sale	11,013	1,924
Adjusted Net Income	$46,119	$78,150
Weighted-Average Shares Outstanding:
Basic	221,295	219,097
Diluted	222,671	220,484
Earnings per Share:
Basic	$0.12	$0.35
Diluted	$0.12	$0.35
Adjusted Earnings per Share:
Basic	$0.21	$0.36
Diluted	$0.21	$0.35

Selected statistical information is shown in the following table:

	Quarter Ended March 31,
	2014	2013
Passengers Carried	1,278,234	1,261,292
Passenger Cruise Days	8,853,637	8,844,590
APCD	8,473,250	8,428,110
Occupancy	104.5%	104.9%

Gross Yields and Net Yields were calculated as follows (in thousands, except APCD and Yields):

	Quarter Ended March 31,
	2014	2014 On a Constant Currency basis	2013
Passenger ticket revenues	$1,348,203	$1,386,721	$1,393,778
Onboard and other revenues	539,021	540,763	517,442
Total revenues	1,887,224	1,927,484	1,911,220
Less:
Commissions, transportation and other	325,865	332,461	322,937
Onboard and other	123,032	124,087	121,487
Net Revenues including businesses held for sale	1,438,327	1,470,936	1,466,796
Less:
Net Revenues related to businesses held for sale	35,656	34,403	33,114
Net Revenues	$1,402,671	$1,436,533	$1,433,682

APCD	8,473,250	8,473,250	8,428,110
Gross Yields	$222.73	$227.48	$226.77
Net Yields	$165.54	$169.54	$170.11

Gross Cruise Costs, Net Cruise Costs and Net Cruise Costs Excluding Fuel were calculated as follows (in thousands, except APCD and costs per APCD):

	Quarter Ended March 31,
	2014	2014 On a Constant Currency basis	2013
Total cruise operating expenses	$1,303,980	$1,314,301	$1,282,190
Marketing, selling and administrative expenses	290,307	289,822	274,034
Gross Cruise Costs	1,594,287	1,604,123	1,556,224
Less:
Commissions, transportation and other	325,865	332,461	322,937
Onboard and other	123,032	124,087	121,487
Net Cruise Costs including businesses held for sale	1,145,390	1,147,575	1,111,800
Less:
Net Cruise Costs related to businesses held for sale	47,854	46,158	34,971
Other initiative costs included within Marketing, selling and administrative expenses	5,234	4,787	—
Net Cruise Costs	1,092,302	1,096,630	1,076,829
Less:
Fuel	244,459	245,930	241,652
Net Cruise Costs Excluding Fuel	$847,843	$850,700	$835,177

APCD	8,473,250	8,473,250	8,428,110
Gross Cruise Costs per APCD	$188.16	$189.32	$184.65
Net Cruise Cost per APCD	$128.91	$129.42	$127.77
Net Cruise Costs Excluding Fuel per APCD	$100.06	$100.40	$99.09

Net Debt-to-Capital was calculated as follows (in thousands):

	As of
	March 31,	December 31,
	2014	2013
Long-term debt, net of current portion	$7,461,530	$6,511,426
Current portion of long-term debt	535,834	1,563,378
Total debt	7,997,364	8,074,804
Less: Cash and cash equivalents	216,508	204,687
Net Debt	$7,780,856	$7,870,117
Total shareholders’ equity	$8,776,932	$8,808,265
Total debt	7,997,364	8,074,804
Total debt and shareholders’ equity	$16,774,296	$16,883,069
Debt-to-Capital	47.7%	47.8%
Net Debt	$7,780,856	$7,870,117
Net Debt and shareholders’ equity	$16,557,788	$16,678,382
Net Debt-to-Capital	47.0%	47.2%

Outlook

Full Year 2014

	As Reported	Constant Currency
Net Yields	2% to 3%	2% to 3%
Net Cruise Costs per APCD	Flat to up 1%	Flat to up 1%
Net Cruise Costs per APCD, excluding Fuel	Approx. Flat	Flat to slightly down
Capacity Increase	1.7%
Depreciation and Amortization	$775 to $785 million
Interest Expense, net	$250 to $260 million
Fuel Consumption (metric tons)	1,345,000
Fuel Expenses	$957 million
Percent Hedged (fwd consumption)	55%
Impact of 10% change in fuel prices	$32.2 million
Adjusted Earnings per Share-Diluted	$3.25 to $3.45

Second Quarter 2014

	As Reported	Constant Currency
Net Yields	1.5% to 2.5%	1.5% to 2.5%
Net Cruise Costs per APCD	Approx. (2%)	(1.5%) to (2.5%)
Net Cruise Costs per APCD, excluding Fuel	(2.0%) to (3.0%)	(2.0%) to (3.0%)
Capacity Increase	4.5%
Depreciation and Amortization	$190 to $200 million
Interest Expense, net	$60 to $70 million
Fuel Consumption (metric tons)	338,000
Fuel Expenses	$245 million
Percent Hedged (fwd consumption)	56%
Impact of 10% change in fuel prices	$10.7 million
Adjusted Earnings per Share-Diluted	$0.45 to $0.55

Quarter Ended March 31, 2014 Compared to Quarter Ended March 31, 2013

In this section, references to 2014 refer to the quarter ended March 31, 2014 and references to 2013 refer to the quarter ended March 31, 2013.

Revenues

Total revenues for 2014 decreased $24.0 million, or 1.3%, to $1.9 billion from 2013.

Passenger ticket revenues comprised 71.4% of our 2014 total revenues.  Passenger ticket revenues decreased by $45.6 million, or 3.3%, to $1.3 billion in 2014 from $1.4 billion in 2013.  The decrease was primarily due to:

•
the unfavorable effect of changes in foreign currency exchange rates related to our passenger ticket revenue transactions denominated in currencies other than the United States dollar of approximately $38.5 million; and

•	a decrease in revenue due to voyage disruptions during 2014 and a decrease in ticket prices for Caribbean sailings, all of which contributed to a $14.5 million decrease in Passenger ticket revenues.

The remaining 28.6% of 2014 total revenues was comprised of onboard and other revenues, which increased $21.6 million, or 4.2%, to $539.0 million in 2014 from $517.4 million in 2013.  The increase was primarily due to:

•
an $8.1 million increase in onboard revenue attributable to higher spending on a per passenger basis primarily due to the addition of specialty restaurants and other onboard activities as a result of our ship revitalization projects and other revenue enhancing initiatives. Onboard and other revenues included concession revenues of $77.3 million in 2014 and $79.7 million in 2013; and

•	a $3.5 million increase in revenues related to Pullmantur's travel agency network and air charter business due to the addition of new tour packages.

Cruise Operating Expenses

Total cruise operating expenses increased $21.8 million, or 1.7%, to $1.3 billion.  The increase was primarily due to:

•an $8.3 million increase attributable to vessel maintenance for scheduled drydocks; and

•	an $8.3 million increase in expenses related to Pullmantur’s travel agency network and air charter business noted above.

Marketing, Selling and Administrative Expenses

Marketing, selling and administrative expenses increased $16.3 million, or 5.9%, to $290.3 million from $274.0 million in 2013. The increase was primarily due to other costs associated with our restructuring activities and an increase in advertising expense primarily attributable to our increased focus in Latin America.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for 2014 increased $4.3 million, or 2.3%, to $193.7 million from $189.4 million in 2013.  The increase was driven by the addition of our new reservations pricing engine in December of 2013 and the accelerated depreciation on leasehold improvements associated with our restructuring initiatives.

Restructuring charges

During the third and fourth quarters of 2013, we implemented profitability initiatives related to our global restructuring actions and the sale of Pullmantur's non-core businesses.  As a result of these initiatives, we incurred restructuring charges of approximately $1.7 million in the first quarter of 2014. Refer to Note 10. Restructuring Charges to our consolidated financial statements for further information.

Other Income (Expense)

Interest expense, net of interest capitalized for 2014 decreased $21.6 million, or 24.0%, to $68.6 million from $90.2 million in 2013.  The decrease was primarily due to lower interest rates and, to a lesser extent, a lower average debt level.

Other expense for 2014 increased $2.7 million or 92.3% to $5.7 million from $3.0 million in 2013. The increase was primarily due to the ineffectiveness of our fuel swap agreements.

Net Yields

Net Yields decreased 2.7% in 2014 compared to 2013 primarily due to the decrease in passenger ticket revenues noted above. Net Yields decreased 0.3% in 2014 compared to 2013 on a Constant Currency basis.

Net Cruise Costs

Net Cruise Costs increased 1.4% in 2014 compared to 2013 primarily due to the increase in cruise operating expenses and marketing, selling and administrative expenses noted above.  Net Cruise Costs per APCD increased 0.9% in 2014 compared to 2013 and increased 1.3% in 2014 compared to 2013 on a Constant Currency basis.

Net Cruise Costs Excluding Fuel

Net Cruise Costs Excluding Fuel per APCD increased 1.0% in 2014 compared to 2013 and increased 1.3% in 2014 compared to 2013 on a Constant Currency basis.

Future Application of Accounting Standards

Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements for further information on Recent Accounting Pronouncements.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash flow generated from operations provides us with a significant source of liquidity. Net cash provided by operating activities increased $74.5 million to $315.8 million for the first quarter of 2014 compared to $241.3 million for the same period in 2013. The change in cash provided by operating activities was primarily attributable to a $98.1 million increase in cash receipts from customer deposits, which was partially offset by the timing of payments to vendors in 2014 as compared to 2013.
Net cash used in investing activities was $197.4 million for the first quarter of 2014 compared to $193.5 million for the same period in 2013. During the first three months of 2014, our use of cash was primarily related to capital expenditures of $177.8 million which was comparable to the same period in 2013. The increase in cash used in investing activities was primarily due to investments in unconsolidated affiliates during 2014 of $34.3 million compared to $19.5 million in 2013. The increase was partially offset with $4.2 million of proceeds received on settlements on our foreign currency forward contracts during 2014, compared to payments of $8.7 million in 2013.
Net cash used in financing activities was $107.5 million for the first quarter of 2014 compared to $25.7 million for the same period in 2013. This change was primarily due to an increase of $1.5 billion in repayments of debt and an increase of dividends paid of $48.5 million, partially offset by a $1.4 billion increase in debt proceeds and a $43.3 million increase in the proceeds from the exercise of common stock options. The increase in repayments of debt and proceeds from issuance of debt was primarily due to the payment at maturity of our €745.0 million 5.625% unsecured senior notes with proceeds from our revolving credit facilities and drawing in full on our $380.0 million unsecured term loan facility during the first three months of 2014.
Future Capital Commitments

Our future capital commitments consist primarily of new ship orders.  As of March 31, 2014, we had three Quantum-class ships and one Oasis-class ship on order for our Royal Caribbean International brand with an aggregate capacity of approximately 17,900 berths.

As of March 31, 2014, the aggregate cost of our ships on order was approximately $4.8 billion, of which we had deposited $483.2 million as of such date.  Approximately 23.9% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at March 31, 2014. (See Note 6. Commitments and Contingencies and Note 9. Fair Value Measurements and Derivative Instruments to our consolidated financial statements under Item 1. Financial Statements).

As of March 31, 2014, we anticipate overall full year capital expenditures will be approximately $1.3 billion for 2014, $1.3 billion for 2015, $2.1 billion for 2016 and $0.3 billion for 2017.

Contractual Obligations

As of March 31, 2014, our contractual obligations were as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Operating Activities:
Operating lease obligations(1)(2)	$439,531	$39,710	$74,344	$64,163	$261,314
Interest on long-term debt(3)	1,137,315	236,241	352,287	208,180	340,607
Other(4)	721,091	215,922	270,208	148,135	86,826
Investing Activities:	0
Ship purchase obligations(5)	3,670,988	985,376	2,685,612	—	—
Other(6)	80,768	80,768	—	—	—
Financing Activities:	0
Long-term debt obligations(7)	7,942,449	527,927	2,592,478	2,412,743	2,409,301
Capital lease obligations(8)	54,915	7,907	11,523	6,806	28,679
Other(9)	111,180	27,700	43,892	26,066	13,522
Total	$14,158,237	$2,121,551	$6,030,344	$2,866,093	$3,140,249

(1)         We are obligated under noncancelable operating leases primarily for a ship, offices, warehouses and motor vehicles. Amounts represent contractual obligations with initial terms in excess of one year.
(2)         Under the Brilliance of the Seas lease agreement, we may be required to make a termination payment of approximately £62.6 million, or approximately $104.4 million based on the exchange rate at March 31, 2014, if the lease is canceled in 2020.  This amount is included in the more than 5 years column. Interest on the Brilliance of the Seas lease agreement is calculated based on the applicable variable interest rate at March 31, 2014.
(3)         Long-term debt obligations mature at various dates through fiscal year 2027 and bear interest at fixed and variable rates. Interest on variable-rate debt is calculated based on forecasted debt balances, including interest swapped using the applicable rate at March 31, 2014.  Debt denominated in other currencies is calculated based on the applicable exchange rate at March 31, 2014.
(4)         Amounts primarily represent future commitments with remaining terms in excess of one year to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts.
(5)         Amounts do not include potential obligations which remain subject to cancellation at our sole discretion.
(6)         Amount represents unused commitment on loan to unconsolidated affiliate.
(7)        Amounts represent debt obligations with initial terms in excess of one year.
(8)        Amounts represent capital lease obligations with initial terms in excess of one year.
(9)        Amounts represent fees payable to sovereign guarantors in connection with certain of our export credit debt facilities and facility fees on our revolving credit facilities.

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

Off-Balance Sheet Arrangements

In July 2002, we entered into an operating lease denominated in British pound sterling for the Brilliance of the Seas.  The lease payments vary based on sterling LIBOR and are included in other operating expenses in our consolidated statements of comprehensive income (loss). Brilliance of the Seas lease expense amounts were approximately £3.1 million and £3.0 million, or approximately $5.1 million and $4.5 million, for the quarters ended March 31, 2014 and March 31, 2013, respectively. The lease has a contractual life of 25 years; however, both the lessor and we have certain rights to cancel the lease at year 18 (i.e. 2020) upon advance notice given approximately one year prior to cancellation.  In the event of early termination at year 18, we have the option to cause the sale of the vessel at its fair value and to use the proceeds towards the applicable termination payment.  Alternatively, we could opt at such time to make a termination payment of approximately £62.6 million, or approximately $104.4 million based on the exchange rate at March 31, 2014 and relinquish our right to cause the sale of the vessel.  Under current circumstances we do not believe early termination of this lease is probable.

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

In connection with the sale of Celebrity Mercury in February 2011, we and TUI AG have each guaranteed repayment of 50% of an €180.0 million amortizing bank loan provided to TUI Cruises which is due 2016.  As of March 31, 2014, €130.5 million, or approximately $179.9 million based on the exchange rate at March 31, 2014, remains outstanding.  Based on current facts and circumstances, we do not believe potential obligations under this guarantee are probable.

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

Funding Needs and Sources

We have significant contractual obligations of which our debt service obligations and the capital expenditures associated with our ship purchases represent our largest funding needs. As of March 31, 2014, we have approximately $2.1 billion in contractual obligations due through March 31, 2015 of which approximately $527.9 million relates to debt maturities and $985.4 million relates to the acquisition of Quantum of the Seas along with progress payments on our other ship purchases. We have historically relied on a combination of cash flows provided by operations, drawdowns under our available credit facilities, the incurrence of additional debt and/or the refinancing of our existing debt and the issuance of additional shares of equity securities to fund these obligations.

We had a working capital deficit of $2.4 billion as of March 31, 2014 as compared to a working capital deficit of $3.3 billion as of December 31, 2013.  Included within our working capital deficit is $535.8 million and $1.6 billion of current portion of long-term debt, including capital leases, as of March 31, 2014 and December 31, 2013, respectively.  The decrease in working capital deficit was primarily due to the decrease in current maturities of long-term debt.  Similar to others in our industry, we operate with a substantial working capital deficit.  This deficit is mainly attributable to the fact that, under our business model, a vast majority of our passenger ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts remain a current liability until the sailing date. The cash generated from these advance receipts is used interchangeably with cash on hand from other sources, such as our revolving credit facilities and other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future sailing or otherwise, pay down our revolving credit facilities, invest in long term investments or any other use of cash. In addition, we have a relatively low-level of accounts receivable and rapid turnover results in a limited investment in inventories.  We generate substantial cash flows from operations and our business model, along with our unsecured revolving credit facilities, has historically allowed us to maintain this working capital deficit and still meet our operating, investing and financing needs. We expect that we will continue to have working capital deficits in the future.

As of March 31, 2014, we have on order three Quantum-class ships and one Oasis-class ship each of which has committed unsecured bank financing arrangements which include sovereign financing guarantees. Refer to Note 6. Commitments and Contingencies for further information.

In January 2014, we repaid our €745.0 million 5.625% unsecured senior notes with proceeds from our $380.0 million unsecured term loan facility and our revolving credit facilities. Additionally, in March 2014, we amended our unsecured term loans for Oasis of the Seas and Allure of the Seas primarily to reduce the margins on those facilities and eliminate the lenders option to exit those facilities in 2015 and 2017, respectively. Refer to Note 4. Long-Term Debt for further information.

As of March 31, 2014, our liquidity was $918.5 million, consisting of approximately $216.5 million in cash and cash equivalents and $702.0 million available under our unsecured credit facilities. We anticipate that our cash flows from operations and our current financing arrangements, as described above, will be adequate to meet our capital expenditures and debt repayments over the next twelve-month period.

We are in the process of implementing a broad profitability improvement program with initiatives aimed at improving our returns on invested capital. One of those initiatives, commenced in the third quarter of 2013, relates to realizing economies of scale and improving service delivery to our travel partners and guests by restructuring and consolidating our global sales, marketing and general and administrative structure. A second initiative, commenced in the fourth quarter of 2013, relates to Pullmantur’s focus on its cruise business and expansion in Latin America. We expect to incur an estimated remaining amount of $30 million of cash outlays, mostly through the end of 2014, to complete these initiatives. We believe the cash outlays will be offset by increased cash inflows from the expected cost savings.

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

Debt Covenants

Certain of our financing agreements contain covenants that require us, among other things, to maintain minimum net worth of at least $5.9 billion, a fixed charge coverage ratio of at least 1.25x and limit our net debt-to-capital ratio to no more than 62.5%.  The fixed charge coverage ratio is calculated by dividing net cash from operations for the past four quarters by the sum of dividend payments plus scheduled principal debt payments in excess of any new financings for the past four quarters.  Our minimum net worth and maximum net debt-to-capital calculations exclude the impact of Accumulated other comprehensive (loss) income on total shareholders’ equity. We are well in excess of all debt covenant requirements as of March 31, 2014.  The specific covenants and related definitions can be found in the applicable debt agreements, the majority of which have been previously filed with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of our market risks, refer to Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant developments or material changes since the date of our Annual Report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2013, a class action complaint was filed in June 2011 against Royal Caribbean Cruises Ltd. in the United States District Court for the Southern District of Florida on behalf of a purported class of stateroom attendants employed onboard Royal Caribbean International cruise vessels. The complaint alleges that the stateroom attendants were required to pay other crew members to help with their duties and that certain stateroom attendants were required to work back of house assignments without the ability to earn gratuities, in each case in violation of the U.S. Seaman’s Wage Act. Plaintiffs seek judgments for damages, wage penalties and interest in an indeterminate amount. In May 2012, the Court granted our motion to dismiss the complaint on the basis that the applicable collective bargaining agreement requires any such claims to be arbitrated. The United States Court of Appeals, 11th Circuit affirmed the Court's dismissal and denied Plaintiff's petition for re-hearing and re-hearing en banc. We believe the underlying claims made against us are without merit, and we intend to vigorously defend ourselves against them. Because of the inherent uncertainty as to the outcome of this proceeding, we are unable at this time to estimate the possible impact of this matter on us.

We are also routinely involved in other claims typical within the cruise vacation industry. The majority of these claims are covered by insurance. We believe the outcome of such claims, net of expected insurance recoveries, will not have a material adverse impact on our financial condition or results of operations and cash flows.

Item 1A. Risk Factors

The risk factors that affect our business and financial results are discussed in “Item 1A. Risk Factors” in the 2013 Annual Report on Form 10-K and there has been no material change to these risk factors since previously disclosed.  We wish to caution the reader that the risk factors discussed in “Item 1A. Risk Factors” in our 2013 Annual Report on Form 10-K, and those described elsewhere in this report or other Securities and Exchange Commission filings, could cause future results to differ materially from those stated in any forward-looking statements.

Item 6. Exhibits

10.1
Amendment No. 1 to Amended and Restated Credit Agreement dated March 7, 2014 among the Company, the various financial institutions as are parties to the Credit Agreement and BNP PARIBAS FORTIS S.A./N.V., as administrative agent for the lenders*

10.2
Amendment No. 1 to Amended and Restated Credit Agreement dated March 7, 2014 among the Company, the various financial institutions as are parties to the Credit Agreement and SKANDINAVISKA ENSKILDA BANKEN AB, as administrative agent for the lenders*

10.3
Amendment and Restatement Agreement dated as of April 15, 2014 in respect of a Facility Agreement dated as of July 9, 2013 between the Company, the Lenders from time to time party thereto, Société Générale, as Facility Agent and Mandated Lead Arranger, BNP Paribas, as Documentation Bank and Mandated Lead Arranger, and HSBC France, as Mandated Lead Arranger (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 21, 2014).

10.4
Facility Agreement dated as of April 15, 2014 between the Company, the Lenders from time to time party thereto, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Facility Agent, Documentation Bank and Mandated Lead Arranger, Banco Santander, S.A., as COFACE Agent and Mandated Lead Arranger, and KfW IPEX-BANK GmbH, as Mandated Lead Arranger (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 21, 2014).

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

Interactive Data File

101                          The following financial statements from Royal Caribbean Cruises Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, as filed with the SEC on April 24, 2014, formatted in XBRL, as follows:

(i)                     the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2014 and 2013;

(ii)                  the Consolidated Balance Sheets at March 31, 2014 and December 31, 2013;

(iii)                the Consolidated Statements of Cash Flows for the nine months ended March 31, 2014 and 2013; and

(iv)                  the Notes to the Consolidated Financial Statements, tagged in summary and detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL CARIBBEAN CRUISES LTD.
(Registrant)

/s/ JASON T. LIBERTY
Jason T. Liberty
Senior Vice President,
Chief Financial Officer
Date: April 24, 2014	(Principal Financial Officer and duly authorized signatory)