Form 10-Q
period 2014-06-30
ROYAL CARIBBEAN CRUISES LTD
filed 2014-07-24
CIK 884887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

There were 222,309,015 shares of common stock outstanding as of July 17, 2014.

ROYAL CARIBBEAN CRUISES LTD.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in thousands, except per share data)

	Quarter Ended June 30,
	2014	2013
Passenger ticket revenues	$1,455,099	$1,366,713
Onboard and other revenues	524,944	516,054
Total revenues	1,980,043	1,882,767
Cruise operating expenses:
Commissions, transportation and other	346,180	316,506
Onboard and other	150,606	140,710
Payroll and related	209,171	208,975
Food	119,184	112,530
Fuel	242,804	232,471
Other operating	262,729	312,427
Total cruise operating expenses	1,330,674	1,323,619
Marketing, selling and administrative expenses	260,988	257,948
Depreciation and amortization expenses	192,880	186,184
Restructuring charges	(86)	1,678
Operating Income	195,587	113,338
Other income (expense):
Interest income	2,630	3,405
Interest expense, net of interest capitalized	(65,260)	(86,877)
Other income (expense)	4,716	(5,119)
	(57,914)	(88,591)
Net Income	$137,673	$24,747
Earnings per Share:
Basic	$0.62	$0.11
Diluted	$0.62	$0.11
Weighted-Average Shares Outstanding:
Basic	222,189	219,502
Diluted	223,381	220,648
Comprehensive Income
Net Income	$137,673	$24,747
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,833)	(1,551)
Change in defined benefit plans	(2,054)	5,293
(Loss) gain on cash flow derivative hedges	(20,638)	17,542
Total other comprehensive (loss) income	(24,525)	21,284
Comprehensive Income	$113,148	$46,031

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in thousands, except per share data)

	Six months ended
	June 30,
	2014	2013
Passenger ticket revenues	$2,803,302	$2,760,491
Onboard and other revenues	1,063,965	1,033,496
Total revenues	3,867,267	3,793,987
Cruise operating expenses:
Commissions, transportation and other	672,045	639,443
Onboard and other	273,638	262,197
Payroll and related	419,972	418,898
Food	237,264	232,013
Fuel	487,263	474,123
Other operating	544,472	579,135
Total cruise operating expenses	2,634,654	2,605,809
Marketing, selling and administrative expenses	551,295	531,982
Depreciation and amortization expenses	386,615	375,548
Restructuring charges	1,650	1,678
Operating Income	293,053	278,970
Other income (expense):
Interest income	5,906	7,152
Interest expense, net of interest capitalized	(133,831)	(177,059)
Other expense	(998)	(8,090)
	(128,923)	(177,997)
Net Income	$164,130	$100,973
Earnings per Share:
Basic	$0.74	$0.46
Diluted	$0.74	$0.46
Weighted-Average Shares Outstanding:
Basic	221,745	219,301
Diluted	223,055	220,596
Comprehensive Income
Net Income	$164,130	$100,973
Other comprehensive income (loss):
Foreign currency translation adjustments	637	(5,795)
Change in defined benefit plans	(4,085)	5,293
Loss on cash flow derivative hedges	(73,553)	(5,058)
Total other comprehensive loss	(77,001)	(5,560)
Comprehensive Income	$87,129	$95,413

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of
	June 30,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$185,262	$204,687
Trade and other receivables, net	293,516	259,746
Inventories	143,375	151,244
Prepaid expenses and other assets	299,882	252,852
Derivative financial instruments	56,305	87,845
Total current assets	978,340	956,374
Property and equipment, net	17,474,143	17,517,752
Goodwill	438,367	439,231
Other assets	1,121,361	1,159,590
	$20,012,211	$20,072,947
Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$494,579	$1,563,378
Accounts payable	331,462	372,226
Accrued interest	44,006	103,025
Accrued expenses and other liabilities	576,233	563,702
Customer deposits	2,103,140	1,664,679
Total current liabilities	3,549,420	4,267,010
Long-term debt	7,099,269	6,511,426
Other long-term liabilities	514,282	486,246
Commitments and contingencies (Note 6)
Shareholders’ equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 232,639,334 and 230,782,315 shares issued, June 30, 2014 and December 31, 2013, respectively)	2,326	2,308
Paid-in capital	3,223,832	3,159,038
Retained earnings	6,108,116	6,054,952
Accumulated other comprehensive (loss) income	(71,330)	5,671
Treasury stock (10,308,683 common shares at cost, June 30, 2014 and December 31, 2013)	(413,704)	(413,704)
Total shareholders’ equity	8,849,240	8,808,265
	$20,012,211	$20,072,947

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2014	2013
Operating Activities
Net income	$164,130	$100,973
Adjustments:
Depreciation and amortization	386,615	375,548
(Gain) loss on derivative instruments not designated as hedges	(10,841)	25,494
Changes in operating assets and liabilities:
Decrease in trade and other receivables, net	15,903	21,084
Decrease in inventories	7,777	4,679
Increase in prepaid expenses and other assets	(35,799)	(53,555)
Decrease in accounts payable	(41,228)	(36,265)
Decrease in accrued interest	(59,019)	(31,259)
Increase (decrease) in accrued expenses and other liabilities	45,730	(6,513)
Increase in customer deposits	388,693	272,329
Other, net	18,968	273
Net cash provided by operating activities	880,929	672,788
Investing Activities
Purchases of property and equipment	(342,472)	(396,073)
Cash received (paid) on settlement of derivative financial instruments	18,096	(25,843)
Investments in unconsolidated affiliates	(68,885)	(35,757)
Cash received on loan to unconsolidated affiliate	66,138	11,993
Other, net	1,280	781
Net cash used in investing activities	(325,843)	(444,899)
Financing Activities
Debt proceeds	1,846,200	1,519,464
Debt issuance costs	(33,627)	(20,554)
Repayments of debt	(2,334,396)	(1,670,248)
Dividends paid	(131,857)	(54,098)
Proceeds from exercise of common stock options	54,938	6,918
Cash received on settlement of derivative financial instruments	22,835	—
Other, net	941	742
Net cash used in financing activities	(574,966)	(217,776)
Effect of exchange rate changes on cash	455	206
Net (decrease) increase in cash and cash equivalents	(19,425)	10,319
Cash and cash equivalents at beginning of period	204,687	194,855
Cash and cash equivalents at end of period	$185,262	$205,174
Supplemental Disclosure
Cash paid during the period for:
Interest, net of amount capitalized	$173,470	$199,288
Non cash Investing Activities
Purchase of property and equipment through asset trade-in	$—	$46,375

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

All significant intercompany accounts and transactions are eliminated in consolidation. We consolidate entities over which we have control, usually evidenced by a direct ownership interest of greater than 50%, and variable interest entities where we are determined to be the primary beneficiary. See Note 5. Goodwill and Other Assets for further information regarding our variable interest entities. For affiliates we do not control but over which we have significant influence on financial and operating policies, usually evidenced by a direct ownership interest from 20% to 50%, the investment is accounted for using the equity method.  We consolidate the operating results of Pullmantur and CDF Croisières de France on a two-month lag to allow for more timely preparation of our consolidated financial statements. On March 31, 2014, Pullmantur sold the majority of its interest in its non-core businesses. These non-core businesses included Pullmantur’s land-based tour operations, travel agency and 49% interest in its air business. Consistent with our Pullmantur two-month lag reporting period, we reported the impact of the sale during the second quarter of 2014. No material events or other transactions affecting Pullmantur or CDF Croisières de France have occurred during the two-month lag period of May and June 2014 that would require further disclosure or adjustment to our consolidated financial statements as of and for the quarter ended June 30, 2014.

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

In May 2014, amended guidance was issued to clarify the principles used to recognize revenue for all entities. The guidance is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not comprehensively addressed in the prior accounting guidance. This guidance must be applied using one of two retrospective application methods and will be effective for our interim and annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. We are currently evaluating the impact of the adoption of this newly issued guidance on our consolidated financial statements.

Reclassifications

For the quarter and six months ended June 30, 2013, $1.7 million has been reclassified in the consolidated statements of comprehensive income (loss) from Marketing, selling and administrative expenses to Restructuring Charges to conform to the current year presentation.

Other

Revenues and expenses include port costs that vary with guest head counts.  The amounts of such port costs included in passenger ticket revenues on a gross basis were $137.7 million and $117.0 million for the second quarters of 2014 and 2013, respectively, and $261.8 million and $232.7 million for the six months ended June 30, 2014 and 2013, respectively.

During the second quarter of 2013, we recorded an out-of-period adjustment of approximately $15.2 million to correct an error in the calculation of our liability for our credit card rewards program which understated the liability and overstated income during the fiscal years 2003 through 2013. Because the adjustment, both individually and in the aggregate, was not material to any of the prior years’ financial statements, and the impact of correcting the error was not material to the full year 2013 financial statements, we recorded the correction in the financial statements in the second quarter of 2013. This amount reduced onboard and other revenues in our consolidated statements of comprehensive income (loss).

Note 3. Earnings Per Share

A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income for basic and diluted earnings per share	$137,673	$24,747	$164,130	$100,973
Weighted-average common shares outstanding	222,189	219,502	221,745	219,301
Dilutive effect of stock options, performance share awards and restricted stock awards	1,192	1,146	1,310	1,295
Diluted weighted-average shares outstanding	223,381	220,648	223,055	220,596
Basic earnings per share	$0.62	$0.11	$0.74	$0.46
Diluted earnings per share	$0.62	$0.11	$0.74	$0.46

Diluted earnings per share does not reflect options to purchase an aggregate of 2.4 million shares for each of the quarter and six months ended June 30, 2013, respectively, because the effect of including them would have been antidilutive. There were no antidilutive shares for the quarter and six months ended June 30, 2014.

Note 4. Long-Term Debt

In January 2014, we borrowed $380.0 million under a previously committed unsecured term loan facility.  The loan is due and payable at maturity in August 2018. Interest on the loan accrues at a floating rate based on LIBOR plus the applicable margin. The applicable margin varies with our debt rating and was 2.12% as of June 30, 2014. The proceeds of this loan were used to repay our €745.0 million 5.625% unsecured senior notes due January 2014.

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

Note 5. Goodwill and Other Assets

As of June 30, 2014, the carrying amounts of goodwill and trademarks and trade names attributable to our Pullmantur reporting unit were $151.1 million and $212.7 million, respectively. Pullmantur is a brand targeted primarily at the Spanish, Portuguese and Latin American markets, with an increasing focus on Latin America. The persistent economic instability in these markets has created significant uncertainties in forecasting operating results and future cash flows used in our impairment analyses. We continue to monitor economic events in these markets for their potential impact on Pullmantur’s business and valuation. However, based on our most recent projections, we do not believe an interim impairment evaluation of Pullmantur’s goodwill or trademarks and trade names is warranted as of June 30, 2014.

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

We have determined that Grand Bahama Shipyard Ltd. (“Grand Bahama”), a ship repair and maintenance facility in which we have a 40% noncontrolling interest, is a VIE. The facility serves cruise and cargo ships, oil and gas tankers, and offshore units.  We utilize this facility, among other ship repair facilities, for our regularly scheduled drydocks and certain emergency repairs as may be required.  We have determined that we are not the primary beneficiary of this facility as we do not have the power to direct the activities that most significantly impact the facility’s economic performance. Accordingly, we do not consolidate this entity and we account for this investment under the equity method of accounting. As of June 30, 2014, the net book value of our investment in Grand Bahama, was approximately $57.2 million, consisting of $11.0 million in equity and $46.2 million in loans. As of December 31, 2013, the net book value of our investment in Grand Bahama was approximately $56.1 million, consisting of $6.4 million in equity and $49.7 million in loans. These amounts represent our maximum exposure to loss as we are not contractually required to provide any financial or other support to the facility. The majority of our loans to Grand Bahama are in non-accrual status and the majority of this amount is included within Other assets in our consolidated balance sheets. During the first six months of 2014, we received approximately $3.4 million in principal and interest payments related to loans that are in accrual status from Grand Bahama and recorded income associated with our investment in Grand Bahama.  We monitor credit risk associated with these loans through our participation on Grand Bahama’s board of directors along with our review of Grand Bahama’s financial statements and projected cash flows.  Based on this review, we believe the risk of loss associated with these loans was not probable as of June 30, 2014.

On March 31, 2014, as part of Pullmantur's sale of its non-core businesses, Pullmantur sold the majority of its 49% interest in Pullmantur Air S.A. ("Pullmantur Air"), a small aircraft business that operates four aircraft in support of Pullmantur's operations. Post-sale, we retained a 19% interest in Pullmantur Air as well as 100% ownership of the aircraft, which are now being dry leased to Pullmantur Air. We will continue to utilize the services provided by Pullmantur Air. Consistent with our Pullmantur two-month lag reporting period, we reported the impact of the sale in the second quarter of 2014. As of the date of the sale, we determined that Pullmantur Air was no longer a VIE and have accounted for our 19% investment in Pullmantur Air under the cost method of accounting.

Prior to the sale, we determined that Pullmantur Air was a VIE for which we were the primary beneficiary and we consolidated the assets and liabilities of Pullmantur Air in our consolidated balance sheets as of December 31, 2013.  We did not separately disclose the assets and liabilities of Pullmantur Air as they were immaterial to our December 31, 2013 consolidated financial statements. See Note 10. Restructuring Charges for further discussion on the Pullmantur sales transaction.

Additionally, in connection with the sale of Pullmantur's non-core businesses, Pullmantur sold the majority of its land-based tour operations and travel agency, retaining a 19% noncontrolling interest in both Nautalia Viajes, S.L. ("Nautalia"), a small travel agency network, and Global Tour Operación, S.L. ("Global Tour"), a small tour operations business. We will continue to utilize the services provided by these businesses, in addition to services from other travel agency and tour operations businesses. Consistent with our two-month lag Pullmantur reporting period, we reported the impact of this sale in our consolidated financial statements in the second quarter of 2014. As of the date of the sale, we determined that Nautalia and Global Tour were VIEs for which we were not the primary beneficiaries as we do not have the power to direct the activities that most significantly impact the economic performance of these entities. In accordance with authoritative guidance for nonconsolidated VIEs, we have accounted for our 19% investment in these companies under the equity method of accounting. See Note 10. Restructuring Charges for further discussion on the Pullmantur sales transaction.

We also extended a term loan facility to Nautalia due June 30, 2016 and maintained commercial and bank guarantees on behalf of Nautalia, Pullmantur Air and Global Tour for a maximum period of twelve months. As of June 30, 2014, our maximum exposure to loss related to these transactions was $11.7 million. Except for the aforementioned, we are not contractually required to provide any financial or other support to these businesses. See Note 10. Restructuring Charges for further discussion on the sales transaction.

We have determined that TUI Cruises GmbH, our 50%-owned joint venture, which operates the brand TUI Cruises, is a VIE. As of June 30, 2014 and December 31, 2013, our investment in TUI Cruises, including equity and loans, was approximately $358.9 million and $354.3 million, respectively. The majority of this amount was included within Other assets in our consolidated balance sheets.  In addition, we and TUI AG, our joint venture partner, have each guaranteed the repayment of 50% of a €180.0 million bank loan provided to TUI Cruises due in 2016.  Our investment amount and the potential obligations under this guarantee are substantially our maximum exposure to loss.  We have determined that we are not the primary beneficiary of TUI Cruises. We believe that the power to direct the activities that most significantly impact TUI Cruises’ economic performance are shared between ourselves and TUI AG.  All the significant operating and financial decisions of TUI Cruises require the consent of both parties which we believe creates shared power over TUI Cruises.  Accordingly, we do not consolidate this entity and account for this investment under the equity method of accounting. As of June 30, 2014, TUI Cruises’ bank loan that is guaranteed by the shareholders had a remaining balance of €126.0 million, or approximately $172.5 million based on the exchange rate at June 30, 2014.  This bank loan amortizes quarterly and is secured by first mortgages on both Mein Schiff 1 and Mein Schiff 2. Based on current facts and circumstances, we do not believe potential obligations under our guarantee of this bank loan are probable.

In connection with our sale of Celebrity Mercury to TUI Cruises in 2011, we provided a debt facility to TUI Cruises in the amount of up to €90.0 million.  In February 2014, the maximum amount of the debt facility was increased to €125.0 million and we provided TUI Cruises with the ability to draw upon the available capacity through October 31, 2015. In addition, the interest rate for balances outstanding at the date of the facility increase was decreased from 9.54% per annum to 5.0% per annum. Further amounts drawn bear interest of EURIBOR plus 4.7%. This facility is 50% guaranteed by TUI AG and is secured by second and third mortgages on Mein Schiff 1 and Mein Schiff 2. The outstanding principal amount of the facility as of June 30, 2014 was €51.4 million, or $70.4 million based on the exchange rate at June 30, 2014.

During 2012, TUI Cruises entered into a construction agreement with STX Finland to build its second newbuild ship, scheduled for delivery in the second quarter of 2015.  TUI Cruises has entered into a credit agreement for the financing of up to 80% of the contract price of the ship. The remaining portion of the contract price of the ship will be funded through either TUI Cruises’ cash flows from operations and/or loans and/or equity contributions from us and TUI AG.  The ship construction agreement includes certain restrictions on each of our and TUI AG’s ability to reduce our current ownership interest in TUI Cruises below 37.5% through the construction period.  In addition, the credit agreements extend this restriction through 2019.

Note 6. Commitments and Contingencies

As of June 30, 2014, the aggregate cost of our four ships on order (excluding TUI Cruises' Mein Schiff 4) was approximately $4.8 billion, of which we had deposited $525.4 million as of such date. Approximately 16.3% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at June 30, 2014.  (See Note 9. Fair Value Measurements and Derivative Instruments).

In addition to our ships on order, we reached an agreement with STX France in the second quarter of 2014 to build the fourth Oasis-class ship for Royal Caribbean International. This agreement is subject to certain conditions to effectiveness expected to occur in the third quarter of 2014. The ship will have a capacity of approximately 5,450 berths and is expected to enter service in 2018.

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

Other

In July 2002, we entered into an operating lease denominated in British pound sterling for the Brilliance of the Seas.  The lease payments vary based on sterling LIBOR and are included in Other operating income (expenses) in our consolidated statements of comprehensive income (loss). Brilliance of the Seas lease expense amounts were approximately £3.1 million and £3.1 million, or approximately $5.3 million and $4.8 million, for the quarters ended June 30, 2014 and June 30, 2013, respectively, and were approximately £6.2 million and £6.1 million, or approximately $10.4 million and $9.3 million for the six months ended June 30, 2014 and June 30, 2013, respectively.  The lease has a contractual life of 25 years; however, both the lessor and we have certain rights to cancel the lease at year 18 (i.e. 2020) upon advance notice given approximately one year prior to cancellation.  In the event of early termination at year 18, we have the option to cause the sale of the vessel at its fair value and to use the proceeds towards the applicable termination payment.  Alternatively, we could opt at such time to make a termination payment of approximately £62.6 million, or approximately $107.1 million based on the exchange rate at June 30, 2014, and relinquish our right to cause the sale of the vessel. Under current circumstances we do not believe early termination of this lease is probable.

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

Note 7. Shareholders’ Equity

During the first and second quarters of 2014, we declared and paid a cash dividend on our common stock of $0.25 per share. During the first quarter of 2014, we also paid a cash dividend on our common stock of $0.25 per share which was declared during the fourth quarter of 2013.

During the first and second quarters of 2013, we declared and paid a cash dividend on our common stock of $0.12 per share.

Note 8. Changes in Accumulated Other Comprehensive (Loss) Income

The following table presents the changes in accumulated other comprehensive (loss) income by component for the six months ended June 30, 2014 and 2013 (in thousands):

	Accumulated Other Comprehensive loss for the Six Months Ended June 30, 2014				Accumulated Other Comprehensive loss for the Six Months Ended June 30, 2013
	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated comprehensive income (loss) at beginning of the year	$43,324	$(23,994)	$(13,659)	$5,671	$(84,505)	$(34,823)	$(15,188)	$(134,516)
Other comprehensive (loss) income before reclassifications	(77,794)	(4,948)	(1,360)	(84,102)	18,046	3,999	(5,795)	16,250
Amounts reclassified from accumulated other comprehensive income (loss)	4,241	863	1,997	7,101	(23,104)	1,294	—	(21,810)
Net current-period other comprehensive (loss) income	(73,553)	(4,085)	637	(77,001)	(5,058)	5,293	(5,795)	(5,560)
Ending balance	$(30,229)	$(28,079)	$(13,022)	$(71,330)	$(89,563)	$(29,530)	$(20,983)	$(140,076)

The following table presents reclassifications out of accumulated other comprehensive (loss) income for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Amount of (Loss) Gain Reclassified from Accumulated Other Comprehensive (Loss) Income into Income
Details About Accumulated Other Comprehensive (Loss) Income Components	Quarter Ended June 30, 2014	Quarter Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Affected Line Item in Statements of Comprehensive (Loss) Income
(Loss) gain on cash flow derivative hedges:
Cross currency swaps	$—	$(880)	$(261)	$(1,751)	Interest expense, net of interest capitalized
Foreign currency forward contracts	(450)	(450)	(899)	(899)	Depreciation and amortization expenses
Foreign currency forward contracts	(238)	(239)	(3,814)	(477)	Other income (expense)
Foreign currency forward contracts	—	(5)	(57)	(5)	Interest expense, net of interest capitalized
Fuel swaps	884	9,408	790	26,236	Fuel
	196	7,834	(4,241)	23,104
Amortization of defined benefit plans:
Actuarial loss	(222)	(876)	(445)	(876)	Payroll and related
Prior service costs	(209)	(418)	(418)	(418)	Payroll and related
	(431)	(1,294)	(863)	(1,294)
Release of foreign cumulative translation due to sale of Pullmantur's non-core businesses:
Foreign cumulative translation	(1,997)	—	(1,997)	—	Other operating
Total reclassifications for the period	$(2,232)	$6,540	$(7,101)	$21,810

Note 9. Fair Value Measurements and Derivative Instruments

Fair Value Measurements

The estimated fair value of our financial instruments that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows (in thousands):

	Fair Value Measurements at June 30, 2014 Using					Fair Value Measurements at December 31, 2013 Using
Description	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Cash and cash equivalents(4)	$185,262	$185,262	$185,262	$—	$—	$204,687	$204,687	$204,687	$—	$—
Total Assets	$185,262	$185,262	$185,262	$—	$—	$204,687	$204,687	$204,687	$—	$—
Liabilities:
Long-term debt (including current portion of long-term debt)(5)	$7,538,280	$7,909,833	$1,902,445	$6,007,388	$—	$8,020,061	$8,431,220	$2,888,255	$5,542,965	$—
Total Liabilities	$7,538,280	$7,909,833	$1,902,445	$6,007,388	$—	$8,020,061	$8,431,220	$2,888,255	$5,542,965	$—

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
(3) Inputs that are unobservable.  The Company did not use any Level 3 inputs as of June 30, 2014 and December 31, 2013.
(4) Consists of cash and marketable securities with original maturities of less than 90 days.
(5) Consists of unsecured revolving credit facilities, unsecured senior notes, senior debentures and unsecured term loans.  Does not include our capital lease obligations.

Other Financial Instruments

The carrying amounts of accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value at June 30, 2014 and December 31, 2013.

Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy.  The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2014 Using				Fair Value Measurements at December 31, 2013 Using
Description	Total	Level 1(1)	Level 2(2)	Level 3(3)	Total	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Derivative financial instruments(4)	$80,112	$—	$80,112	$—	$188,576	$—	$188,576	$—
Investments(5)	5,973	5,973	—	—	6,044	6,044	—	—
Total Assets	$86,085	$5,973	$80,112	$—	$194,620	$6,044	$188,576	$—
Liabilities:
Derivative financial instruments(6)	$74,431	$—	$74,431	$—	$100,260	$—	$100,260	$—
Total Liabilities	$74,431	$—	$74,431	$—	$100,260	$—	$100,260	$—

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
(3) Inputs that are unobservable.  The Company did not use any Level 3 inputs as of June 30, 2014 and December 31, 2013.
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

The reported fair values are based on a variety of factors and assumptions.  Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of June 30, 2014 or December 31, 2013, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.

We have master International Swaps and Derivatives Association (“ISDA”) agreements in place with our derivative instrument counterparties. These ISDA agreements provide for final close out netting with our counterparties for all positions in the case of default or termination of the ISDA agreement. We have determined that our ISDA agreements provide us with rights of setoff on the fair value of derivative instruments in a gain position and those in a loss position with the same counterparty. We have elected not to offset such derivative instrument fair values in our Consolidated Balance Sheets.

As of June 30, 2014 and December 31, 2013, no cash collateral was received or pledged under our ISDA agreements. See Credit Related Contingent Features for further discussion on contingent collateral requirements for our derivative instruments.

The following table presents information about the Company’s offsetting of financial assets under master netting agreements with derivative counterparties:

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of June 30, 2014				As of December 31, 2013
	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Received	Net Amount of Derivative Assets
In thousands of dollars
Derivatives subject to master netting agreements	$80,112	$(42,808)	—	$37,304	$188,576	$(91,627)	—	$96,949
Total	$80,112	$(42,808)	—	$37,304	$188,576	$(91,627)	—	$96,949

The following table presents information about the Company’s offsetting of financial liabilities under master netting agreements with derivative counterparties:

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of June 30, 2014				As of December 31, 2013
	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Pledged	Net Amount of Derivative Liabilities
In thousands of dollars
Derivatives subject to master netting agreements	$(74,431)	$42,808	—	$(31,623)	$(100,260)	$91,627	—	$(8,633)
Total	$(74,431)	$42,808	—	$(31,623)	$(100,260)	$91,627	—	$(8,633)

Concentrations of Credit Risk

We monitor our credit risk associated with financial and other institutions with which we conduct significant business and, to minimize these risks, we select counterparties with credit risks acceptable to us and we seek to limit our exposure to an individual counterparty.  Credit risk, including but not limited to counterparty nonperformance under derivative instruments, our credit facilities and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions, insurance companies and export credit agencies many of which we have long-term relationships with and which have credit risks acceptable to us or where the credit risk is spread out among a large number of counterparties. In addition, our exposure under our derivative instruments was approximately $38.5 million and $92.5 million as of June 30, 2014 and December 31, 2013, respectively, and was limited to the cost of replacing the contracts in the event of non-performance by the counterparties to the contracts, all of which are currently our lending banks.  We do not anticipate nonperformance by any of our significant counterparties. In addition, we have established guidelines we follow regarding credit ratings and instrument maturities to maintain safety and liquidity. We do not normally require collateral or other security to support credit relationships; however, in certain circumstances this option is available to us.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our long-term debt obligations including future interest payments.  At June 30, 2014, approximately 22.4% of our long-term debt was effectively fixed as compared to 34.6% as of December 31, 2013.  We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense.

Market risk associated with our long-term fixed rate debt is the potential increase in fair value resulting from a decrease in interest rates.  We use interest rate swap agreements that effectively convert a portion of our fixed-rate debt to a floating-rate basis to manage this risk.  At June 30, 2014 and December 31, 2013, we maintained interest rate swap agreements on the $420.0 million fixed rate portion of our Oasis of the Seas unsecured amortizing term loan and on the $650.0 million unsecured senior notes due 2022.  The interest rate swap agreements on Oasis of the Seas debt effectively changed the interest rate on the balance of the unsecured term loan, which was $262.5 million as of June 30, 2014, from a fixed rate of 5.41% to a LIBOR-based floating rate equal to LIBOR plus 3.87%, currently approximately 4.20%. The interest rate swap agreements on the $650.0 million unsecured senior notes effectively changed the interest rate of the unsecured senior notes from a fixed rate of 5.25% to a LIBOR-based floating rate equal to LIBOR plus 3.63%, currently approximately 3.86%. These interest rate swap agreements are accounted for as fair value hedges.

Market risk associated with our long-term floating rate debt is the potential increase in interest expense from an increase in interest rates.  We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage this risk.  At June 30, 2014 and December 31, 2013, we maintained forward-starting interest rate swap agreements that hedge the anticipated unsecured amortizing term loans that will finance our purchase of Quantum of the Seas and Anthem of the Seas. Forward-starting interest rate swaps hedging the Quantum of the Seas loan will effectively convert the interest rate for $735.0 million of the anticipated loan balance from LIBOR plus 1.30% to a fixed rate of 3.74% (inclusive of margin) beginning in October 2014. Forward-starting interest rate swaps hedging the Anthem of the Seas loan will effectively convert the interest rate for $725.0 million of the anticipated loan balance from LIBOR plus 1.30% to a fixed rate of 3.86% (inclusive of margin) beginning in April 2015.  These interest rate swap agreements are accounted for as cash flow hedges.

In addition, at June 30, 2014 and December 31, 2013, we maintained interest rate swap agreements that effectively converted the interest rate on a portion of the Celebrity Reflection unsecured amortizing term loan balance of approximately $572.7 million from LIBOR plus 0.40% to a fixed rate (including applicable margin) of 2.85% through the term of the loan. These interest rate swap agreements are accounted for as cash flow hedges.

The notional amount of interest rate swap agreements related to outstanding debt and on our current unfunded financing arrangements as of June 30, 2014 and December 31, 2013 was $2.9 billion and $3.0 billion, respectively.

Foreign Currency Exchange Rate Risk

Derivative Instruments

Our primary exposure to foreign currency exchange rate risk relates to our ship construction contracts denominated in Euros, our foreign currency denominated debt and our international business operations.  We enter into foreign currency forward contracts, collar options and cross currency swap agreements to manage portions of the exposure to movements in foreign currency exchange rates.  As of June 30, 2014, the aggregate cost of our ships on order was approximately $4.8 billion, of which we had deposited $525.4 million as of such date.  Approximately 16.3% and 36.3% of the aggregate cost of the ships under construction was exposed to fluctuations in the Euro exchange rate at June 30, 2014 and December 31, 2013, respectively.   The majority of our foreign currency forward contracts, collar options and cross currency swap agreements are accounted for as cash flow, fair value or net investment hedges depending on the designation of the related hedge.

On a regular basis, we enter into foreign currency forward contracts to minimize the volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than our functional currency or the functional currencies of our foreign subsidiaries. During the second quarter of 2014, we maintained an average of approximately $459.8 million of these foreign currency forward contracts.  These instruments are not designated as hedging instruments.  Changes in the fair value of the foreign currency forward contracts resulted in a gain (loss), of approximately $9.0 million and $(16.9) million, respectively, during the quarter ended June 30, 2014 and June 30, 2013, respectively, and approximately $10.8 million and $(25.5) million, during the six months ended June 30, 2014 and June 30, 2013, respectively, that were recognized in earnings within Other income (expense) in our consolidated statements of comprehensive income (loss).

We consider our investments in our foreign operations to be denominated in relatively stable currencies and of a long-term nature.  In January 2014, we entered into €415.6 million foreign currency forward contracts and designated them as hedges of a portion of our net investments in Pullmantur and TUI Cruises as of June 30, 2014. These forward currency contracts mature in April 2016.

The notional amount of outstanding foreign exchange contracts including our forward contracts and collar options as of June 30, 2014 and December 31, 2013 was $3.4 billion and $2.5 billion, respectively.

Non-Derivative Instruments

We also address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries’ and investments’ functional currencies and designating it as a hedge of these subsidiaries and investments.  We had designated debt as a hedge of our net investments in Pullmantur and TUI Cruises of approximately €124.9 million and €544.9 million, or approximately $171.0 million and $750.8 million, as of June 30, 2014 and December 31, 2013, respectively.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates primarily to the consumption of fuel on our ships.  We use fuel swap agreements and fuel call options to mitigate the financial impact of fluctuations in fuel prices.

Our fuel swap agreements are accounted for as cash flow hedges.  At June 30, 2014, we have hedged the variability in future cash flows for certain forecasted fuel transactions occurring through 2017.  As of June 30, 2014 and December 31, 2013, we had the following outstanding fuel swap agreements:

	Fuel Swap Agreements
	June 30, 2014	December 31, 2013
	(metric tons)
2014	731,000	762,000
2015	720,000	665,000
2016	526,000	372,000
2017	229,000	74,000

	Fuel Swap Agreements
	As of June 30, 2014	As of December 31, 2013
	(% hedged)
Projected fuel purchases for year:
2014	55%	57%
2015	51%	45%
2016	35%	25%
2017	15%	5%

At June 30, 2014 and December 31, 2013, $8.5 million and $9.5 million, respectively, of estimated unrealized net (loss) gain associated with our cash flow hedges pertaining to fuel swap agreements were expected to be reclassified to earnings from Accumulated other comprehensive (loss) income within the next twelve months.  Reclassification is expected to occur as a result of fuel consumption associated with our hedged forecasted fuel purchases.

The fair value and line item caption of derivative instruments recorded within our consolidated balance sheets were as follows:

	Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of June 30, 2014	As of December 31, 2013	Balance Sheet Location	As of June 30, 2014	As of December 31, 2013
		Fair Value	Fair Value		Fair Value	Fair Value
In thousands
Derivatives designated as hedging instruments under ASC 815-20(1)
Interest rate swaps	Other assets	$1,640	$56,571	Other long-term liabilities	$51,387	$66,920
Foreign currency forward contracts	Derivative financial instruments	30,214	61,596	Accrued expenses and other liabilities	—	—
Foreign currency forward contracts	Other assets	9,582	13,783	Other long-term liabilities	2,636	—
Foreign currency collar options	Derivative financial instruments	13,439	—	Other long-term liabilities	—	—
Foreign currency collar options	Other assets	—	22,172	Other long-term liabilities	—	—
Fuel swaps	Derivative financial instruments	10,738	10,902	Accrued expenses and other liabilities	3,029	1,657
Fuel swaps	Other assets	12,585	8,205	Other long-term liabilities	5,167	9,052
Total derivatives designated as hedging instruments under 815-20		$78,198	$173,229		$62,219	$77,629
Derivatives not designated as hedging instruments under ASC 815-20
Foreign currency forward contracts	Derivative financial instruments	$1,914	$15,347	Accrued expenses and other liabilities	$12,212	$22,631
Total derivatives not designated as hedging instruments under 815-20		1,914	15,347		12,212	22,631
Total derivatives		$80,112	$188,576		$74,431	$100,260

(1) Accounting Standard Codification 815-20 “Derivatives and Hedging.”

The carrying value and line item caption of non-derivative instruments designated as hedging instruments recorded within our consolidated balance sheets were as follows:

		Carrying Value
Non-derivative instrument designated as hedging instrument under ASC 815-20	Balance Sheet Location	As of June 30, 2014	As of December 31, 2013
In thousands
Foreign currency debt	Current portion of long-term debt	$—	$477,442
Foreign currency debt	Long-term debt	171,035	273,354
		$171,035	$750,796

The effect of derivative instruments qualifying and designated as hedging instruments and the related hedged items in fair value hedges on the consolidated statements of comprehensive income (loss) was as follows:

Derivatives and related Hedged Items under ASC 815-20 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative and Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative				Amount of (Loss) Gain Recognized in Income on Hedged Item
		Quarter Ended June 30, 2014	Quarter Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Quarter Ended June 30, 2014	Quarter Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
In thousands
Interest rate swaps	Interest expense, net of interest capitalized	$3,067	$2,498	$6,136	$3,277	$3,925	$9,323	$9,467	$18,599
Interest rate swaps	Other income (expense)	14,931	(57,675)	27,441	(59,244)	(11,621)	54,761	(23,056)	56,173
		$17,998	$(55,177)	$33,577	$(55,967)	$(7,696)	$64,084	$(13,589)	$74,772

The effect of derivative instruments qualifying and designated as cash flow hedging instruments on the consolidated financial statements was as follows:

Derivatives under ASC 815-20 Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in Accumulated Other Comprehensive (Loss) Income on Derivative (Effective Portion)				Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive (Loss) Gain into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive (Loss) Income into Income (Effective Portion)
	Quarter Ended June 30, 2014	Quarter Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013		Quarter Ended June 30, 2014	Quarter Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
In thousands
Cross currency swaps	—	—	—	—	Interest expense, net of interest capitalized	—	(880)	(261)	(1,751)
Interest rate swaps	(32,221)	80,800	(66,745)	93,488	Other income (expense)	—	—	—	—
Foreign currency forward contracts	(10,437)	6,087	(9,243)	(8,995)	Depreciation and amortization expenses	(450)	(450)	(899)	(899)
Foreign currency forward contracts	—	—	—	—	Other income (expense)	(238)	(239)	(3,814)	(477)
Foreign currency forward contracts	—	—	—	—	Interest expense, net of interest capitalized	—	(5)	(57)	(5)
Foreign currency collar options	(6,127)	3,714	(8,734)	(11,247)	Depreciation and amortization expenses	—	—	—	—
Fuel swaps	28,344	(65,225)	6,928	(55,200)	Fuel	884	9,408	790	26,236
	$(20,441)	$25,376	$(77,794)	$18,046		$196	$7,834	$(4,241)	$23,104

	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives under ASC 815- 20 Cash Flow Hedging Relationships		Quarter Ended June 30, 2014	Quarter Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
In thousands
Interest rate swaps	Other income (expense)	(76)	373	(95)	427
Foreign currency forward contracts	Other income (expense)	(7)	(5)	(27)	(10)
Fuel swaps	Other income (expense)	2,094	(3,649)	462	(4,369)
		$2,011	$(3,281)	$340	$(3,952)

The effect of non-derivative instruments qualifying and designated as net investment hedging instruments on the consolidated financial statements was as follows:

Non-derivative instruments under ASC 815- 20 Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion)				Location of Gain (Loss) in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Quarter Ended June 30, 2014	Quarter Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013		Quarter Ended June 30, 2014	Quarter Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
In thousands
Foreign Currency Debt	$256	$(7,978)	$4,630	$4,754	Other income (expense)	$—	$—	$—	$—
	$256	$(7,978)	$4,630	$4,754		$—	$—	$—	$—

The effect of derivatives not designated as hedging instruments on the consolidated financial statements was as follows:

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments under ASC 815-20	Location of Gain (Loss) Recognized in Income on Derivatives	Quarter Ended June 30, 2014	Quarter Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
In thousands
Foreign currency forward contracts	Other income (expense)	$8,889	$(18,669)	$10,770	$(27,280)
Fuel swaps	Other income (expense)	285	(61)	(937)	48
Fuel call options	Other income (expense)	—	(121)	—	37
		$9,174	$(18,851)	$9,833	$(27,195)

Credit Related Contingent Features

Our current interest rate derivative instruments may require us to post collateral if our Standard & Poor’s and Moody’s credit ratings remain below specified levels. Specifically, if on the fifth anniversary of entering into a derivative transaction or on any succeeding fifth-year anniversary our credit ratings for our senior unsecured debt were to be below BBB- by Standard & Poor’s and Baa3 by Moody’s, then each counterparty to such derivative transaction with whom we are in a net liability position that exceeds the applicable minimum call amount may demand that we post collateral in an amount equal to the net liability position.  The amount of collateral required to be posted following such event will change each time our net liability position increases or decreases by more than the applicable minimum call amount.  If our credit rating for our senior unsecured debt is subsequently equal to, or above BBB- by Standard & Poor’s or Baa3 by Moody’s, then any collateral posted at such time will be released to us and we will no longer be required to post collateral unless we meet the collateral trigger requirement at the next fifth-year anniversary.  Currently, our senior unsecured debt credit rating is BB with a positive outlook by Standard & Poor’s and Ba1 with a stable outlook by Moody’s.  We currently have five interest rate derivative hedges that have a term of at least five years.  The aggregate fair values of all derivative instruments with such credit-related contingent features in net liability positions as of June 30, 2014 and December 31, 2013 were $51.4 million and $66.9 million, respectively, which do not include the impact of any such derivatives in net asset positions.  The earliest that any of the five interest rate derivative hedges will reach their fifth anniversary is November 2016.  Therefore, as of June 30, 2014, we were not required to post collateral for any of our derivative transactions.

Note 10.  Restructuring Charges

For the quarter ended June 30, 2014 and June 30, 2013, we incurred $(0.1) million and $1.7 million, respectively, and for both of the six months ended June 30, 2014 and June 30, 2013, we incurred $1.7 million of restructuring charges in connection with our broad profitability improvement program. The following are the profitability initiatives that are at different stages of implementation.

Consolidation of Global Sales, Marketing, General and Administrative Structure

One of our profitability initiatives relates to restructuring and consolidation of our global sales, marketing and general and administrative structure. Activities related to this initiative include the consolidation of most of our call centers located outside of the United States and the establishment of brand dedicated sales, marketing and revenue management teams in key priority markets.

This resulted in the elimination of approximately 500 shore-side positions in 2013, primarily from our international markets, resulting in recognition of a liability for one-time termination benefits during the year ended December 31, 2013. Additionally, we incurred contract termination costs and other related costs consisting of legal and consulting fees to implement this initiative.

For the quarter and six months ended June 30, 2014, we did not incur significant restructuring exit costs associated with this initiative. For both the quarter and six months ended June 30, 2013, we incurred $1.7 million of restructuring exit costs associated with this initiative.

The following table summarizes our restructuring exit costs related to the above initiative (in thousands):

	Beginning Balance January 1, 2014	Accruals	Payments	Ending Balance June 30, 2014	Cumulative Charges Incurred	Expected Additional Expenses to be Incurred
Termination benefits	$8,315	$(577)	$4,984	$2,754	$9,061	$—
Contract termination costs	126	5	59	$72	4,147	—
Other related costs	1,397	150	244	$1,303	4,529	—
Total	$9,838	$(422)	$5,287	$4,129	$17,737	$—

In connection with this initiative, we incurred approximately $1.7 million and $7.4 million of other costs during the quarter and six months ended June 30, 2014, respectively, that primarily consisted of call center transition costs and accelerated depreciation on leasehold improvements and were classified within Marketing, selling and administrative expenses and Depreciation and amortization expenses in our consolidated statements of comprehensive income (loss).

During the second quarter of 2014, we completed activities related to this initiative and do not expect to incur any restructuring exit or other additional costs.

Pullmantur Restructuring

Restructuring Exit Costs

A second initiative relates to Pullmantur’s focus on its cruise business and its expansion in Latin America. Activities related to this initiative include the sale of Pullmantur's non-core businesses and placing operating management closer to the Latin American market. This resulted in the elimination of approximately 100 Pullmantur shore-side positions and recognition of a liability for one-time termination benefits during the year ended December 31, 2013. In the second quarter of 2014, we elected not to execute the dismissal of approximately 30 of the positions which resulted in a partial reversal of the liability. Additionally, we incurred contract termination costs and other related costs consisting of legal and consulting fees to implement this initiative. During the second quarter of 2014, we continued with activities related to this initiative.

As a result of these actions, we incurred restructuring exit costs of $0.3 million and $2.1 million for the quarter and six months ended June 30, 2014, which are reported within Restructuring charges in our consolidated statements of comprehensive income (loss). Included in these amounts is a $0.7 million reversal of termination benefits due to the reinstatement of certain Pullmantur shore-side positions. We do not expect to incur additional restructuring exit costs to complete this initiative.

The following table summarizes our restructuring exit costs related to the above initiative (in thousands):

	Beginning Balance January 1, 2014	Accruals	Payments	Ending Balance June 30, 2014	Cumulative Charges Incurred	Expected Additional Expenses to be Incurred(1)
Termination benefits	$3,910	$1,362	$1,224	$4,048	$5,272	$103
Contract termination costs	847	—	—	$847	847	(845)
Other related costs	516	710	626	$600	1,226	—
Total	$5,273	$2,072	$1,850	$5,495	$7,345	$(742)

(1)	These amounts relate to restructuring exit costs associated with our Pullmantur restructuring.

In connection with this initiative, we incurred approximately $5.3 million and $6.5 million of other costs during the quarter and six months ended June 30, 2014, respectively, associated with placing operating management closer to the Latin American market that was classified within Marketing, selling and administrative expenses in our consolidated statements of comprehensive income (loss). We expect to incur an additional amount for such costs of approximately $6.0 million through the end of 2014.

Sale of Pullmantur Non-core Businesses

As part of our Pullmantur related initiatives, on March 31, 2014, Pullmantur sold the majority of its interest in its non-core businesses. These non-core businesses included Pullmantur’s land-based tour operations, travel agency and 49% interest in its air business. In connection with the sale agreement, we retained a 19% interest in each of the non-core businesses as well as 100% ownership of the aircraft which are being dry leased to Pullmantur Air. Consistent with our Pullmantur two-month lag reporting period, we reported the impact of the sale in the second quarter of 2014. See Note 1. General for information on the basis on which we prepare our consolidated financial statements and Note 5. Goodwill and Other Assets for the accounting of our 19% retained interest.

The sale resulted in a $0.8 million gain reported in the second quarter of 2014, inclusive of the release of cumulative translation adjustment losses, which is classified within Other operating expenses in our consolidated statements of comprehensive income (loss). As part of the sale, we agreed to maintain commercial and bank guarantees on behalf of the buyer for a maximum period of twelve months and extended a term loan facility to Nautalia due June 30, 2016. In addition, as of June 30, 2014, we recorded the fair value of the guarantees and a loss reserve for the loan amount drawn, offsetting the gain recognized by $2.9 million. See Note 8. Changes in Accumulated Other Comprehensive Income (Loss) for further information on the release of the foreign currency translation losses.

The non-core businesses met the accounting criteria to be classified as held for sale during the fourth quarter of 2013 which resulted in restructuring related impairment charges of $20.0 million in 2013 to adjust the carrying value of assets held for sale to their fair value, less cost to sell. As of December 31, 2013, assets and liabilities held for sale were not material to our consolidated balance sheet and no longer exist as of June 30, 2014. The businesses did not meet the criteria for discontinued operations reporting as a result of our significant continuing involvement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Concerning Forward-Looking Statements

The discussion under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance (including our expectations for the third quarter and full year of 2014 set forth under the heading "Outlook" below and expectations regarding the timing and results of our Double-Double Program), business and industry prospects or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. Words such as "anticipate," "believe," "could," "estimate," "expect," "goal," "intend," "may," "plan," "project," "seek," "should," "will," and similar expressions are intended to further identify any of these forward-looking statements. Forward-looking statements reflect management's current expectations but they are based on judgments and are inherently uncertain. Furthermore, they are subject to risks, uncertainties and other factors, that could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013 and, in particular, the risks discussed under the caption "Risk Factors" in Part I, Item 1A of that report.

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

•a discussion of our results of operations for the quarter and six months ended June 30, 2014 compared to the same period in 2013;

•a discussion of our business outlook, including our expectations for selected financial items for the third quarter and full year of 2014; and

•a discussion of our liquidity and capital resources, including our future capital and contractual commitments and potential funding sources.

Critical Accounting Policies

Valuation of Goodwill, Indefinite-Lived Intangible Assets and Long-Lived Assets

As of June 30, 2014, the carrying amounts of goodwill and trademarks and trade names attributable to our Pullmantur reporting unit were $151.1 million and $212.7 million, respectively. Pullmantur is a brand targeted primarily at the Spanish, Portuguese and Latin American markets, with an increasing focus on Latin America. The persistent economic instability in these markets has created significant uncertainties in forecasting operating results and future cash flows used in our impairment analyses. We continue to monitor economic events in these markets for their potential impact on Pullmantur’s business and valuation. However, based on our most recent projections we do not believe an interim impairment evaluation of Pullmantur’s goodwill or trademarks and trade names is warranted as of June 30, 2014.

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

•
Onboard and other revenues, which consist primarily of revenues from the sale of goods and/or services onboard our ships not included in passenger ticket prices, cancellation fees, sales of vacation protection insurance and pre- and post-cruise tours. Additionally, revenue related to Pullmantur’s travel agency network, land-based tours and air charter business to third parties are included in onboard and other revenues through the date of the sale of Pullmantur's non-core businesses further discussed below.

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

•
Other operating expenses, which consist primarily of operating costs such as repairs and maintenance, port costs that do not vary with passenger head counts, vessel operating lease costs, vessel related insurance and entertainment. Additionally, costs associated with Pullmantur’s travel agency network, land-based tours and air charter business to third parties are included in other operating expenses through the date of the sale of Pullmantur's non-core businesses further discussed below.

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

Adjusted Net Income represents net income excluding certain items that we believe adjusting for is meaningful when assessing our performance on a comparative basis. For the periods presented, these items included restructuring charges, other costs related to our profitability initiatives and the estimated impact of the divested Pullmantur non-core businesses. The estimated impact of the divested Pullmantur non-core businesses was arrived at by adjusting the net income (loss) of these businesses for the ownership percentage we retained as well as for intercompany transactions that are no longer eliminated in our consolidated statements of comprehensive income (loss) subsequent to the sales transaction.

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

Net Cruise Costs and Net Cruise Costs Excluding Fuel represent Gross Cruise Costs excluding commissions, transportation and other expenses and onboard and other expenses and, in the case of Net Cruise Costs Excluding Fuel, fuel expenses (each of which is described above under the Description of Certain Line Items heading).  In measuring our ability to control costs in a manner that positively impacts net income, we believe changes in Net Cruise Costs and Net Cruise Costs Excluding Fuel to be the most relevant indicators of our performance.  A reconciliation of historical Gross Cruise Costs to Net Cruise Costs and Net Cruise Costs Excluding Fuel is provided below under Results of Operations.  We have not provided a quantitative reconciliation of projected Gross Cruise Costs to projected Net Cruise Costs and projected Net Cruise Costs Excluding Fuel due to the significant uncertainty in projecting the costs deducted to arrive at these measures.  Accordingly, we do not believe that reconciling information for such projected figures would be meaningful. For the periods prior to the sale of the Pullmantur non-core businesses, Net Cruise Costs excludes the estimated impact of these divested businesses. Net Cruise Costs also excludes initiative costs reported within Marketing, selling and administrative expenses.

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

Net Revenues represent total revenues less commissions, transportation and other expenses and onboard and other expenses (each of which is described above under the Description of Certain Line Items heading). For the periods prior to the sale of the Pullmantur non-core businesses, we have presented Net Revenues excluding the estimated impact of these divested businesses in the financial tables under Results of Operations.

Net Yields represent Net Revenues per APCD.  We utilize Net Revenues and Net Yields to manage our business on a day-to-day basis as we believe that it is the most relevant measure of our pricing performance because it reflects the cruise revenues earned by us net of our most significant variable costs, which are commissions, transportation and other expenses and onboard and other expenses.  A reconciliation of historical Gross Yields to Net Yields is provided below under Results of Operations.  We have not provided a quantitative reconciliation of projected Gross Yields to projected Net Yields due to the significant uncertainty in projecting the costs deducted to arrive at this measure.  Accordingly, we do not believe that reconciling information for such projected figures would be meaningful. For the periods prior to the sale of the Pullmantur non-core businesses, Net Yields excludes the estimated impact of these divested businesses.

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

Results of Operations

Summary

Our net income and Adjusted Net Income for the second quarter of 2014 was $137.7 million and $146.7 million or $0.62 and $0.66 per share on a diluted basis, respectively, as compared to net income and Adjusted Net Income of $24.7 million and $34.2 million or $0.11 and $0.15 per share on a diluted basis, respectively, for the second quarter of 2013.

Our net income and Adjusted Net Income for the six months ended June 30, 2014 was $164.1 million and $192.8 million or $0.74 and $0.86 per share on a diluted basis, respectively, as compared to net income and Adjusted Net Income of $101.0 million and $112.3 million or $0.46 and $0.51 per share on a diluted basis, respectively, for the six months ended June 30, 2013.

Significant items for the quarter and six months ended June 30, 2014 include:

•
Total revenues increased 5.2% and 1.9% for the quarter and six months ended June 30, 2014 as compared to the same period in 2013, respectively. These increases were primarily due to an increase in overall capacity and ticket prices for close-in European and Asian sailings, which was partially offset by a decrease in ticket prices for Caribbean sailings.

•
Cruise operating expenses increased 0.5% and 1.1% for the quarter and six months ended June 30, 2014 from the corresponding period in 2013, respectively. These increases were primarily due to an increase in capacity, partially offset by the elimination of operating expenses as a result of the sale of Pullmantur's non-core businesses.

•
Interest expense, net of interest capitalized, decreased 24.9% and 24.4% for the quarter and six months ended June 30, 2014 from the corresponding period in 2013, respectively. The decrease was primarily due to lower interest rates and, to a lesser extent, a lower average debt level.

•
During the six months ended June 30, 2014, we borrowed $380.0 million under a previously committed unsecured term loan facility due August 2018 and repaid our €745.0 million 5.625% unsecured senior notes with proceeds from this term loan facility and our revolving credit facilities. Refer to Note 4. Long-Term Debt for further information.

•
We reached a conditional agreement with STX France to build the fourth Oasis-class ship for Royal Caribbean International. The ship will have a capacity of approximately 5,450 berths and is expected to enter service in 2018. Refer to Note 6. Commitments and Contingencies for further information.

Other Items

•
On March 31, 2014, Pullmantur sold the majority of its interest in its non-core businesses. These non-core businesses included Pullmantur’s land-based tour operations, travel agency and 49% interest in its air business. In connection with the sale agreement, we retained a 19% interest in each of the non-core businesses as well as 100% ownership of the aircraft which is being dry leased to Pullmantur Air. Consistent with our Pullmantur reporting two-month lag period, we have reported the impact of the sale in our second quarter of 2014, which resulted in a $0.8 million gain, inclusive of the release of cumulative translation adjustment losses. In addition, we recognized loss reserves of $2.9 million related to a loan facility extended to Nautalia Viajes, S.L. and debt guarantees maintained on behalf of the buyer. The net loss of the sale was classified within Other operating expenses in our consolidated statements of comprehensive income (loss). See Note 10. Restructuring Charges for further discussion on the sales transaction.

•	In May 2014, TUI Cruises, our 50% joint venture, took delivery of Mein Schiff 3.

Operating results for the quarter and six months ended June 30, 2014 compared to the same period in 2013 are shown in the following table (in thousands, except per share data):

	Quarter Ended June 30,				Six months ended June 30,
	2014		2013		2014		2013
		% of Total Revenues		% of Total Revenues		% of Total Revenues		% of Total Revenues
Passenger ticket revenues	$1,455,099	73.5%	$1,366,713	72.6%	$2,803,302	72.5%	$2,760,491	72.8%
Onboard and other revenues	524,944	26.5%	516,054	27.4%	1,063,965	27.5%	1,033,496	27.2%
Total revenues	1,980,043	100.0%	1,882,767	100.0%	3,867,267	100.0%	3,793,987	100.0%
Cruise operating expenses:
Commissions, transportation and other	346,180	17.5%	316,506	16.8%	672,045	17.4%	639,443	16.9%
Onboard and other	150,606	7.6%	140,710	7.5%	273,638	7.1%	262,197	6.9%
Payroll and related	209,171	10.6%	208,975	11.1%	419,972	10.9%	418,898	11.0%
Food	119,184	6.0%	112,530	6.0%	237,264	6.1%	232,013	6.1%
Fuel	242,804	12.3%	232,471	12.3%	487,263	12.6%	474,123	12.5%
Other operating	262,729	13.3%	312,427	16.6%	544,472	14.1%	579,135	15.3%
Total cruise operating expenses	1,330,674	67.2%	1,323,619	70.3%	2,634,654	68.1%	2,605,809	68.7%
Marketing, selling and administrative expenses	260,988	13.2%	257,948	13.7%	551,295	14.3%	531,982	14.0%
Depreciation and amortization expenses	192,880	9.7%	186,184	9.9%	386,615	10.0%	375,548	9.9%
Restructuring charges	(86)	—%	1,678	—%	1,650	—%	1,678	—%
Operating Income	195,587	9.9%	113,338	6.0%	293,053	7.6%	278,970	7.4%
Other income (expense):
Interest income	2,630	0.1%	3,405	0.2%	5,906	0.2%	7,152	0.2%
Interest expense, net of interest capitalized	(65,260)	(3.3)%	(86,877)	(4.6)%	(133,831)	(3.5)%	(177,059)	(4.7)%
Other expense	4,716	0.2%	(5,119)	(0.3)%	(998)	—%	(8,090)	(0.2)%
	(57,914)	(2.9)%	(88,591)	(4.7)%	(128,923)	(3.3)%	(177,997)	(4.7)%
Net Income	$137,673	7.0%	$24,747	1.3%	$164,130	4.2%	$100,973	2.7%
Diluted Earnings per Share	$0.62		$0.11		$0.74		$0.46

Adjusted Net Income and Adjusted Earnings per Share were calculated as follows (in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Income	$137,673	$24,747	$164,130	$100,973
Restructuring charges	(86)	1,678	1,650	1,678
Other initiative costs	9,122	—	16,035	—
Estimated impact of divested businesses prior to sales transaction	—	7,772	11,013	9,696
Adjusted Net Income	$146,709	$34,197	$192,828	$112,347
Weighted-Average Shares Outstanding:
Basic	222,189	219,502	221,745	219,301
Diluted	223,381	220,648	223,055	220,596
Earnings per Share:
Basic	$0.62	$0.11	$0.74	$0.46
Diluted	$0.62	$0.11	$0.74	$0.46
Adjusted Earnings per Share:
Basic	$0.66	$0.16	$0.87	$0.51
Diluted	$0.66	$0.15	$0.86	$0.51

Selected statistical information is shown in the following table:

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Passengers Carried	1,283,596	1,174,397	2,561,830	2,435,689
Passenger Cruise Days	9,032,618	8,485,968	17,886,254	17,330,559
APCD	8,607,667	8,238,182	17,080,917	16,666,292
Occupancy	104.9%	103.0%	104.7%	104.0%

Gross Yields and Net Yields were calculated as follows (in thousands, except APCD and Yields):

	Quarter Ended June 30,			Six Months Ended June 30,
	2014	2014 On a Constant Currency basis	2013	2014	2014 On a Constant Currency basis	2013
Passenger ticket revenues	$1,455,099	$1,456,740	$1,366,713	$2,803,302	$2,843,461	$2,760,491
Onboard and other revenues	524,944	523,820	516,054	1,063,965	1,064,584	1,033,496
Total revenues	1,980,043	1,980,560	1,882,767	3,867,267	3,908,045	3,793,987
Less:
Commissions, transportation and other	346,180	345,544	316,506	672,045	678,005	639,443
Onboard and other	150,606	149,711	140,710	273,638	273,798	262,197
Net Revenues including divested businesses	1,483,257	1,485,305	1,425,551	$2,921,584	$2,956,242	$2,892,347
Less:
Net Revenues related to divested businesses prior to sales transaction	—	—	39,431	$35,656	$34,403	$72,545
Net Revenues	$1,483,257	$1,485,305	$1,386,120	$2,885,928	$2,921,839	$2,819,802

APCD	8,607,667	8,607,667	8,238,182	17,080,917	17,080,917	16,666,292
Gross Yields	$230.03	$230.09	$228.54	$226.41	$228.80	$227.64
Net Yields	$172.32	$172.56	$168.26	$168.96	$171.06	$169.19

Gross Cruise Costs, Net Cruise Costs and Net Cruise Costs Excluding Fuel were calculated as follows (in thousands, except APCD and costs per APCD):

	Quarter Ended June 30,			Six Months Ended June 30,
	2014	2014 On a Constant Currency basis	2013	2014	2014 On a Constant Currency basis	2013
Total cruise operating expenses	$1,330,674	$1,328,146	$1,323,619	$2,634,654	$2,642,448	$2,605,809
Marketing, selling and administrative expenses	260,988	258,818	257,948	551,295	548,640	531,982
Gross Cruise Costs	1,591,662	1,586,964	1,581,567	3,185,949	3,191,088	3,137,791
Less:
Commissions, transportation and other	346,180	345,544	316,506	672,045	678,005	639,443
Onboard and other	150,606	149,711	140,710	273,638	273,798	262,197
Net Cruise Costs including divested businesses	1,094,876	1,091,709	1,124,351	2,240,266	2,239,285	2,236,151
Less:
Net Cruise Costs related to divested businesses prior to sales transaction	—	—	49,196	47,854	46,158	84,167
Other initiative costs included within cruise operating expenses and marketing, selling and administrative expenses	8,562	8,472	—	13,796	12,796	—
Net Cruise Costs	1,086,314	1,083,237	1,075,155	2,178,616	2,180,331	2,151,984
Less:
Fuel	242,804	243,770	232,471	487,263	489,700	474,123
Net Cruise Costs Excluding Fuel	$843,510	$839,467	$842,684	$1,691,353	$1,690,631	$1,677,861

APCD	8,607,667	8,607,667	8,238,182	17,080,917	17,080,917	16,666,292
Gross Cruise Costs per APCD	$184.91	$184.37	$191.98	$186.52	$186.82	$188.27
Net Cruise Cost per APCD	$126.20	$125.85	$130.51	$127.55	$127.65	$129.12
Net Cruise Costs Excluding Fuel per APCD	$98.00	$97.53	$102.29	$99.02	$98.98	$100.67

Net Debt-to-Capital was calculated as follows (in thousands):

	As of
	June 30,	December 31,
	2014	2013
Long-term debt, net of current portion	$7,099,269	$6,511,426
Current portion of long-term debt	494,579	1,563,378
Total debt	7,593,848	8,074,804
Less: Cash and cash equivalents	185,262	204,687
Net Debt	$7,408,586	$7,870,117
Total shareholders’ equity	$8,849,240	$8,808,265
Total debt	7,593,848	8,074,804
Total debt and shareholders’ equity	$16,443,088	$16,883,069
Debt-to-Capital	46.2%	47.8%
Net Debt	$7,408,586	$7,870,117
Net Debt and shareholders’ equity	$16,257,826	$16,678,382
Net Debt-to-Capital	45.6%	47.2%

Outlook

The Company provided the following guidance for the full year and third quarter 2014:

Full Year 2014

	As Reported	Constant Currency
Net Yields	2% to 3%	2% to 3%
Net Cruise Costs per APCD	Flat to up 1%	Flat to up 1%
Net Cruise Costs per APCD, excluding Fuel	Approx. Flat	Flat to slightly down
Capacity Increase	1.7%
Depreciation and Amortization	$775 to $785 million
Interest Expense, net	$250 to $255 million
Fuel Consumption (metric tons)	1,345,000
Fuel Expenses	$949 million
Percent Hedged (fwd consumption)	55%
Impact of 10% change in fuel prices	$20.8 million
Adjusted Earnings per Share-Diluted	$3.40 to $3.50

Third Quarter 2014

	As Reported	Constant Currency
Net Yields	5% to 6%	Approx. 4%
Net Cruise Costs per APCD	Approx. 2%	1.5% to 2.0%
Net Cruise Costs per APCD, excluding Fuel	Approx. 1%	Flat to up 1%
Capacity Increase	0.3%
Depreciation and Amortization	$190 to $200 million
Interest Expense, net	$55 to $60 million
Fuel Consumption (metric tons)	325,000
Fuel Expenses	$231 million
Percent Hedged (fwd consumption)	57%
Impact of 10% change in fuel prices	$9.8 million
Adjusted Earnings per Share-Diluted	Approx. $2.20

In recent years, the Company has focused heavily on improving investment returns with moderate capacity growth. In keeping with this approach, we introduced our Double-Double Program which is designed to achieve two important objectives by 2017:

•	increasing Return on Invested Capital (ROIC)* to double digits; and

•	doubling 2014 Adjusted Earnings per Share.

We believe that establishing and articulating these long-term objectives helps guide internal decision-making and better informs investors of the path of the business.

*
We have historically used ROIC as one of our key financial measures in our executive compensation programs. For a definition of our ROIC metric, refer to our most recent Definitive Proxy Statement on Schedule 14A filed with the Commission on April 1, 2014.

Quarter Ended June 30, 2014 Compared to Quarter Ended June 30, 2013

In this section, references to 2014 refer to the quarter ended June 30, 2014 and references to 2013 refer to the quarter ended June 30, 2013.

Revenues

Total revenues for 2014 increased $97.3 million, or 5.2%, to $2.0 billion in 2014 from $1.9 billion in 2013.

Passenger ticket revenues comprised 73.5% of our 2014 total revenues.  Passenger ticket revenues increased by $88.4 million, or 6.5%, to $1.5 billion in 2014 from $1.4 billion in 2013.  The increase was primarily due to:

•	a 4.5% increase in capacity, which increased Passenger ticket revenues by $61.3 million; and

•
an increase in ticket prices driven by greater demand for close-in European and Asian sailings, which was partially offset by a decrease in ticket prices for Caribbean sailings, all of which contributed to a $28.7 million increase in passenger ticket revenues.

The remaining 26.5% of 2014 total revenues was comprised of onboard and other revenues, which increased $8.9 million, or 1.7%, to $524.9 million in 2014 from $516.1 million in 2013.  The increase was primarily due to:

•	a $20.9 million increase attributable to the 4.5% increase in capacity noted above;

•
a $17.6 million increase in other revenue primarily attributable to an out-of-period adjustment of approximately $15.2 million that was recorded in 2013 to correct the calculation of our liability for our credit card rewards program; and

•
a $10.2 million increase in onboard revenue attributable to higher spending on a per passenger basis primarily due to the addition and promotion of specialty restaurants, the increased revenue associated with Internet and other telecommunication services and other onboard activities, as a result of our ship revitalization projects and other revenue enhancing initiatives. Onboard and other revenues included concession revenues of $77.4 million in 2014 and $72.0 million in 2013.

The increase in onboard and other revenues was partially offset by a $39.3 million decrease in revenues related to Pullmantur's non-core businesses that were sold in 2014 as noted above.

Cruise Operating Expenses

Total cruise operating expenses increased $7.1 million, or 0.5%, to $1.3 billion.  The increase was primarily due to a $57.3 million increase attributable to the 4.5% increase in capacity noted above.

The increase was partially offset by:

•	a $37.3 million decrease in expenses related to Pullmantur's non-core businesses that were sold in 2014 as noted above;

•	a $7.6 million decrease in commissions expense attributable to shifts in our distribution channels; and

•	a $7.5 million decrease attributable to vessel maintenance due to the timing of scheduled drydocks.

Marketing, Selling and Administrative Expenses

Marketing, selling and administrative expenses for 2014 of $261.0 million was comparable to $257.9 million for the same period in 2013.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for 2014 increased $6.7 million, or 3.6%, to $192.9 million from $186.2 million in 2013.  The increase was driven by new shipboard additions associated with our ship revitalization projects, the addition of our new reservations pricing engine in December of 2013 and to a lesser extent, the accelerated depreciation on leasehold improvements associated with our restructuring initiatives.

Restructuring charges

We incurred restructuring charges of approximately $(0.1) million in 2014 compared to $1.7 million in 2013. Refer to Note 10. Restructuring Charges to our consolidated financial statements for further information on our restructuring activities.

Other Income (Expense)

Interest expense, net of interest capitalized for 2014 decreased $21.6 million, or 24.9%, to $65.3 million from $86.9 million in 2013.  The decrease was primarily due to lower interest rates and, to a lesser extent, a lower average debt level.

Other income for 2014 increased $9.8 million or 192.1% to $4.7 million from a loss of $5.1 million in 2013. The increase was primarily due to the ineffectiveness of our fuel and interest rate swap agreements.

Net Yields

Net Yields increased 2.4% in 2014 compared to 2013 primarily due to the increase in passenger ticket revenues noted above. Net Yields increased 2.6% in 2014 compared to 2013 on a Constant Currency basis.

Net Cruise Costs

Net Cruise Costs increased 1.0% in 2014 compared to 2013 primarily due to the increase in capacity.  Net Cruise Costs per APCD decreased 3.3% in 2014 compared to 2013 and decreased 3.6% in 2014 compared to 2013 on a Constant Currency basis primarily due to the decrease in commissions expense and vessel maintenance as noted above.

Net Cruise Costs Excluding Fuel

Net Cruise Costs Excluding Fuel per APCD decreased 4.2% in 2014 compared to 2013 and decreased 4.7% in 2014 compared to 2013 on a Constant Currency basis.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

In this section, references to 2014 refer to the six months ended June 30, 2014 and references to 2013 refer to the six months ended June 30, 2013.

Revenues

Total revenues for 2014 increased $73.3 million, or 1.9%, to $3.9 billion from 2013.

Passenger ticket revenues comprised 72.5% of our 2014 total revenues.  Passenger ticket revenues increased by $42.8 million, or 1.6%, to $2.8 billion.  The increase was primarily due to:

•	a 2.5% increase in capacity, which increased Passenger ticket revenues by $68.7 million; and

•
an increase in ticket prices driven by greater demand for close-in European and Asian sailings, which was partially offset by a decrease in ticket prices for Caribbean sailings, all of which contributed to a $14.3 million increase in Passenger ticket revenues.

The increase was partially offset by the unfavorable effect of changes in foreign currency exchange rates related to our passenger ticket revenue transactions denominated in currencies other than the United States dollar of approximately $40.2 million.

The remaining 27.5% of 2014 total revenues was comprised of onboard and other revenues, which increased $30.5 million, or 2.9%, to $1.1 billion in 2014 from $1.0 billion in 2013.  The increase was primarily due to:

•	a $23.3 million increase attributable to the 2.5% increase in capacity noted above;

•
a $24.4 million increase in other revenue primarily attributable to an out-of-period adjustment of approximately $13.9 million that was recorded in 2013 to correct the calculation of our liability for our credit card rewards program; and

•
an $18.3 million increase in onboard revenue attributable to higher spending on a per passenger basis primarily due to the addition and promotion of specialty restaurants, the increased revenue associated with Internet and other telecommunication services and other onboard activities, as a result of our ship revitalization projects and other revenue enhancing initiatives. Onboard and other revenues included concession revenues of $154.7 million in 2014 and $151.7 million in 2013.

The increase in onboard and other revenues was partially offset by a $35.8 million decrease in revenues related to Pullmantur's non-core businesses that were sold in 2014 as noted above.

Cruise Operating Expenses

Total cruise operating expenses increased $28.8 million, or 1.1%, to $2.6 billion.  The increase was primarily due to:

•a $62.8 million increase attributable to a 2.5% increase in capacity; and

•a $14.1 million increase in air expense.

The increase was partially offset by:

•	a $29.0 million decrease in expenses related to Pullmantur's non-core businesses that were sold in 2014 as noted above; and

•	a $14.4 million decrease in commissions expense attributable to shifts in our distribution channels.

Marketing, Selling and Administrative Expenses

Marketing, selling and administrative expenses increased $19.3 million, or 3.6%, to $551.3 million from $532.0 million in 2013. The increase was primarily due to other costs associated with our restructuring activities.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for 2014 increased $11.1 million, or 2.9%, to $386.6 million from $375.5 million in 2013.  The increase was driven by new shipboard additions associated with our ship revitalization projects. the addition of our new reservations pricing engine in December of 2013 and the accelerated depreciation on leasehold improvements associated with our restructuring initiatives.

Restructuring charges

Restructuring charges for 2014 and 2013 were $1.7 million. Refer to Note 10. Restructuring Charges to our consolidated financial statements for further information on our restructuring activities.

Other Income (Expense)

Interest expense, net of interest capitalized for 2014 decreased $43.2 million, or 24.4%, to $133.8 million from $177.1 million in 2013.  The decrease was primarily due to lower interest rates and, to a lesser extent, a lower average debt level.

Other expense for 2014 decreased $7.1 million or 87.7% to a loss of $1.0 million from a loss of $8.1 million in 2013. The decrease was primarily due to the ineffectiveness of our interest rate swap agreements.

Net Yields

Net Yields for 2014 was comparable to the same period in 2013. Net Yields increased 1.1% in 2014 compared to 2013 on a Constant Currency basis primarily due to the increase in passenger ticket revenues noted above.

Net Cruise Costs

Net Cruise Costs increased 1.2% in 2014 compared to 2013 primarily due to the increase in capacity noted above.  Net Cruise Costs per APCD decreased 1.2% in 2014 compared to 2013 and decreased 1.1% in 2014 compared to 2013 on a Constant Currency basis primarily due to the decrease in commissions expense noted above.

Net Cruise Costs Excluding Fuel

Net Cruise Costs Excluding Fuel per APCD decreased 1.6% in 2014 compared to 2013 and decreased 1.7% in 2014 compared to 2013 on a Constant Currency basis.

Future Application of Accounting Standards

Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements for further information on Recent Accounting Pronouncements.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash flow generated from operations provides us with a significant source of liquidity. Net cash provided by operating activities increased $208.1 million to $880.9 million for the first six months of 2014 compared to $672.8 million for the same period in 2013. The change in cash provided by operating activities was primarily attributable to a $138.0 million increase in cash receipts from customer deposits and the timing of payments to vendors in 2014 as compared to 2013.
Net cash used in investing activities was $325.8 million for the first six months of 2014 compared to $444.9 million for the same period in 2013. During the first six months of 2014, our use of cash was primarily related to capital expenditures of $342.5 million compared to $396.1 million for the same period in 2013, contributing to a $53.6 million decrease. The decrease was also attributable to cash received from loan to an unconsolidated affiliate of $66.1 million in 2014 compared to receipts of $12.0 million in 2013 and cash received on settlement of derivative financial instruments of $18.1 million in 2014 compared to cash paid of $25.8 million in 2013. The decreases were primarily offset by an increase in investments in unconsolidated affiliates of $33.1 million.
Net cash used in financing activities was $575.0 million for the first six months of 2014 compared to $217.8 million for the same period in 2013. This change was primarily due to an increase of $664.1 million in repayments of debt and an increase of dividends paid of $77.8 million, partially offset by a $326.7 million increase in debt proceeds and a $48.0 million increase in the proceeds from the exercise of common stock options. The increase in repayments of debt and proceeds from issuance of debt was primarily due to the payment at maturity of our €745.0 million 5.625% unsecured senior notes with proceeds from our revolving credit facilities and drawing in full on our $380.0 million unsecured term loan facility during the six months of 2014.
Future Capital Commitments

Capital Expenditures

Our brands, including our 50% joint venture, TUI Cruises, have five ships on order.  As of June 30, 2014, the expected dates that our ships on order will enter service and their approximate berths are as follows:

Ship	Expected to Enter Service	Approximate Berths
Royal Caribbean International —
Quantum-class:
Quantum of the Seas	4th Quarter 2014	4,150
Anthem of the Seas	2nd Quarter 2015	4,150
Unnamed	2nd Quarter 2016	4,150
Oasis-class:
Unnamed	2nd Quarter 2016	5,450
TUI Cruises (50% joint venture)(1)
Mein Schiff 4	2nd Quarter 2015	2,500
	Total Berths	20,400

(1) Mein Schiff 3 was placed into service during the second quarter of 2014.

Our future capital commitments consist primarily of new ship orders.  As of June 30, 2014, we had three Quantum-class ships and one Oasis-class ships on order for our Royal Caribbean International brand with an aggregate capacity of approximately 17,900 berths. During the second quarter of 2014, we reached a conditional agreement with STX France to build the fourth Oasis-class ship for Royal Caribbean International. This agreement is subject to certain conditions to effectiveness expected to occur in the third quarter of 2014.

As of June 30, 2014, the aggregate cost of our four ships on order (excluding TUI Cruises' Mein Schiff 4) was approximately $4.8 billion, of which we had deposited $525.4 million as of such date.  Approximately 16.3% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at June 30, 2014. (See Note 6. Commitments and Contingencies and Note 9. Fair Value Measurements and Derivative Instruments to our consolidated financial statements under Item 1. Financial Statements).

As of June 30, 2014, we anticipate overall full year capital expenditures will be approximately $1.4 billion for 2014, $1.4 billion for 2015, $2.2 billion for 2016, $0.3 billion for 2017 and $1.5 billion for 2018, taking into account our conditional agreement for the construction of the fourth Oasis-class ship for Royal Caribbean International.

Contractual Obligations

As of June 30, 2014, our contractual obligations were as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Operating Activities:
Operating lease obligations(1)(2)	$436,964	$40,433	$73,263	$65,327	$257,941
Interest on long-term debt(3)	1,063,695	229,947	320,598	190,901	322,249
Other(4)	859,529	189,782	276,163	206,537	187,047
Investing Activities:	0
Ship purchase obligations(5)	3,618,736	1,709,726	1,909,010	—	—
Other(6)	80,229	80,229	—	—	—
Financing Activities:	0
Long-term debt obligations(7)	7,538,280	485,894	2,503,770	2,258,318	2,290,298
Capital lease obligations(8)	55,568	8,685	12,238	6,832	27,813
Other(9)	98,712	26,160	40,157	22,692	9,703
Total	$13,751,713	$2,770,856	$5,135,199	$2,750,607	$3,095,051

(1)         We are obligated under noncancelable operating leases primarily for a ship, offices, warehouses and motor vehicles. Amounts represent contractual obligations with initial terms in excess of one year.
(2)         Under the Brilliance of the Seas lease agreement, we may be required to make a termination payment of approximately £62.6 million, or approximately $107.1 million based on the exchange rate at June 30, 2014, if the lease is canceled in 2020.  This amount is included in the more than 5 years column. Interest on the Brilliance of the Seas lease agreement is calculated based on the applicable variable interest rate at June 30, 2014.
(3)         Long-term debt obligations mature at various dates through fiscal year 2027 and bear interest at fixed and variable rates. Interest on variable-rate debt is calculated based on forecasted debt balances, including interest swapped using the applicable rate at June 30, 2014.  Debt denominated in other currencies is calculated based on the applicable exchange rate at June 30, 2014.
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

Off-Balance Sheet Arrangements

In July 2002, we entered into an operating lease denominated in British pound sterling for the Brilliance of the Seas.  The lease payments vary based on sterling LIBOR and are included in other operating expenses in our consolidated statements of comprehensive income (loss). Brilliance of the Seas lease expense amounts were approximately £3.1 million and £3.1 million, or approximately $5.3 million and $4.8 million, for the quarters ended June 30, 2014 and June 30, 2013, respectively, and were approximately £6.2 million and £6.1 million, or approximately $10.4 million and $9.3 million for the six months ended June 30, 2014 and June 30, 2013, respectively. The lease has a contractual life of 25 years; however, both the lessor and we have certain rights to cancel the lease at year 18 (i.e. 2020) upon advance notice given approximately one year prior to cancellation.  In the event of early termination at year 18, we have the option to cause the sale of the vessel at its fair value and to use the proceeds towards the applicable termination payment.  Alternatively, we could opt at such time to make a termination payment of approximately £62.6 million, or approximately $107.1 million based on the exchange rate at June 30, 2014 and relinquish our right to cause the sale of the vessel.  Under current circumstances we do not believe early termination of this lease is probable.

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

In connection with the sale of Celebrity Mercury in February 2011, we and TUI AG have each guaranteed repayment of 50% of an €180.0 million amortizing bank loan provided to TUI Cruises which is due 2016.  As of June 30, 2014, €126.0 million, or approximately $172.5 million based on the exchange rate at June 30, 2014, remains outstanding.  Based on current facts and circumstances, we do not believe potential obligations under this guarantee are probable.

TUI Cruises entered into a construction agreement with STX Finland that includes certain restrictions on each of our and TUI AG’s ability to reduce our current ownership interest in TUI Cruises below 37.5% through the construction period for the second TUI newbuild vessel.  In addition, the credit agreements for the financing of TUI's first and second newbuilds extend this restriction through 2019.

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

Funding Needs and Sources

We have significant contractual obligations of which our debt service obligations and the capital expenditures associated with our ship purchases represent our largest funding needs. As of June 30, 2014, we have approximately $2.8 billion in contractual obligations due through June 30, 2015 of which approximately $485.9 million relates to debt maturities and $1.7 billion relates to the acquisition of Quantum of the Seas and Anthem of the Seas along with progress payments on our other ship purchases. We have historically relied on a combination of cash flows provided by operations, drawdowns under our available credit facilities, the incurrence of additional debt and/or the refinancing of our existing debt and the issuance of additional shares of equity securities to fund these obligations.

We had a working capital deficit of $2.6 billion as of June 30, 2014 as compared to a working capital deficit of $3.3 billion as of December 31, 2013.  Included within our working capital deficit is $494.6 million and $1.6 billion of current portion of long-term debt, including capital leases, as of June 30, 2014 and December 31, 2013, respectively.  The decrease in working capital deficit was primarily due to the decrease in current maturities of long-term debt.  Similar to others in our industry, we operate with a substantial working capital deficit.  This deficit is mainly attributable to the fact that, under our business model, a vast majority of our passenger ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts remain a current liability until the sailing date. The cash generated from these advance receipts is used interchangeably with cash on hand from other sources, such as our revolving credit facilities and other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future sailing or otherwise, pay down our revolving credit facilities, invest in long term investments or any other use of cash. In addition, we have a relatively low-level of accounts receivable and rapid turnover results in a limited investment in inventories.  We generate substantial cash flows from operations and our business model, along with our unsecured revolving credit facilities, has historically allowed us to maintain this working capital deficit and still meet our operating, investing and financing needs. We expect that we will continue to have working capital deficits in the future.

As of June 30, 2014, we have on order three Quantum-class ships and one Oasis-class ship each of which has committed unsecured bank financing arrangements which include sovereign financing guarantees. In addition, we have a conditional agreement to build the fourth Oasis-class ship where we are negotiating bank financing arrangements. Refer to Note 6. Commitments and Contingencies for further information.

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

As of June 30, 2014, our liquidity was $1.1 billion, consisting of approximately $185.3 million in cash and cash equivalents and $873.8 million available under our unsecured credit facilities. We anticipate that our cash flows from operations and our current financing arrangements, as described above, will be adequate to meet our capital expenditures and debt repayments over the next twelve-month period.

We continue our implementation of a broad profitability improvement program with initiatives aimed at improving our returns on invested capital. One of those initiatives, commenced in the third quarter of 2013, relates to realizing economies of scale and improving service delivery to our travel partners and guests by restructuring and consolidating our global sales, marketing and general and administrative structure. A second initiative, commenced in the fourth quarter of 2013, relates to Pullmantur’s focus on its cruise business and expansion in Latin America. We expect to incur an estimated remaining amount of $15 million of cash outlays, mostly through the end of 2014, to complete these initiatives. We believe the cash outlays will be offset by increased cash inflows from the expected cost savings.

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

Debt Covenants

Certain of our financing agreements contain covenants that require us, among other things, to maintain minimum net worth of at least $5.9 billion, a fixed charge coverage ratio of at least 1.25x and limit our net debt-to-capital ratio to no more than 62.5%.  The fixed charge coverage ratio is calculated by dividing net cash from operations for the past four quarters by the sum of dividend payments plus scheduled principal debt payments in excess of any new financings for the past four quarters.  Our minimum net worth and maximum net debt-to-capital calculations exclude the impact of Accumulated other comprehensive (loss) income on total shareholders’ equity. We are well in excess of all debt covenant requirements as of June 30, 2014.  The specific covenants and related definitions can be found in the applicable debt agreements, the majority of which have been previously filed with the Securities and Exchange Commission.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

10.1	Royal Caribbean Cruises Ltd. Executive Short-Term Bonus Plan dated as of September 12, 2008, as amended.*

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of the Senior Vice President, Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1
Certifications of the Chairman and Chief Executive Officer and the Senior Vice President, Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code**

*	Filed herewith
**	Furnished herewith

Interactive Data File

101                          The following financial statements from Royal Caribbean Cruises Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, as filed with the SEC on July 24, 2014, formatted in XBRL, as follows:

(i)                     the Consolidated Statements of Comprehensive Income (Loss) for the quarter ended June 30, 2014 and 2013;

(ii)                  the Consolidated Statements of Comprehensive Income (Loss) for the six months ended June 30, 2014 and 2013;

(iii)	the Consolidated Balance Sheets at June 30, 2014 and December 31, 2013;

(iv)                the Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013; and

(v)                  the Notes to the Consolidated Financial Statements, tagged in summary and detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL CARIBBEAN CRUISES LTD.
(Registrant)

/s/ JASON T. LIBERTY
Jason T. Liberty
Senior Vice President,
Chief Financial Officer
Date: July 24, 2014	(Principal Financial Officer and duly authorized signatory)