Form 10-Q
period 2014-09-30
ROYAL CARIBBEAN CRUISES LTD
filed 2014-10-23
CIK 884887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

There were 222,673,323 shares of common stock outstanding as of October 16, 2014.

ROYAL CARIBBEAN CRUISES LTD.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in thousands, except per share data)

	Quarter Ended September 30,
	2014	2013
Passenger ticket revenues	$1,786,746	$1,672,051
Onboard and other revenues	602,016	639,698
Total revenues	2,388,762	2,311,749
Cruise operating expenses:
Commissions, transportation and other	396,916	378,291
Onboard and other	182,658	178,269
Payroll and related	214,260	213,860
Food	120,908	119,104
Fuel	230,818	215,686
Other operating	281,322	311,591
Total cruise operating expenses	1,426,882	1,416,801
Marketing, selling and administrative expenses	239,662	249,954
Depreciation and amortization expenses	192,448	188,541
Restructuring charges	308	12,244
Operating Income	529,462	444,209
Other income (expense):
Interest income	2,117	3,299
Interest expense, net of interest capitalized	(60,100)	(79,654)
Extinguishment of unsecured senior notes	—	(4,206)
Other income	18,769	2,053
	(39,214)	(78,508)
Net Income	$490,248	$365,701
Earnings per Share:
Basic	$2.20	$1.66
Diluted	$2.19	$1.65
Weighted-Average Shares Outstanding:
Basic	222,523	219,744
Diluted	223,859	221,004
Comprehensive Income
Net Income	$490,248	$365,701
Other comprehensive (loss) income:
Foreign currency translation adjustments	(18,482)	6,164
Change in defined benefit plans	(1,451)	5,423
(Loss) gain on cash flow derivative hedges	(249,626)	61,573
Total other comprehensive (loss) income	(269,559)	73,160
Comprehensive Income	$220,689	$438,861

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in thousands, except per share data)

	Nine Months Ended September 30,
	2014	2013
Passenger ticket revenues	$4,590,048	$4,432,542
Onboard and other revenues	1,665,981	1,673,194
Total revenues	6,256,029	6,105,736
Cruise operating expenses:
Commissions, transportation and other	1,068,961	1,017,734
Onboard and other	456,296	440,466
Payroll and related	634,232	632,758
Food	358,172	351,117
Fuel	718,081	689,809
Other operating	825,794	890,726
Total cruise operating expenses	4,061,536	4,022,610
Marketing, selling and administrative expenses	790,957	781,936
Depreciation and amortization expenses	579,063	564,089
Restructuring charges	1,958	13,922
Operating Income	822,515	723,179
Other income (expense):
Interest income	8,023	10,451
Interest expense, net of interest capitalized	(193,931)	(256,713)
Extinguishment of unsecured senior notes	—	(4,206)
Other income (expense)	17,771	(6,037)
	(168,137)	(256,505)
Net Income	$654,378	$466,674
Earnings per Share:
Basic	$2.95	$2.13
Diluted	$2.93	$2.11
Weighted-Average Shares Outstanding:
Basic	222,007	219,450
Diluted	223,351	220,744
Comprehensive Income
Net Income	$654,378	$466,674
Other comprehensive (loss) income:
Foreign currency translation adjustments	(17,845)	369
Change in defined benefit plans	(5,536)	10,716
(Loss) gain on cash flow derivative hedges	(323,179)	56,515
Total other comprehensive (loss) income	(346,560)	67,600
Comprehensive Income	$307,818	$534,274

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of
	September 30,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$183,181	$204,687
Trade and other receivables, net	252,918	259,746
Inventories	136,162	151,244
Prepaid expenses and other assets	273,112	252,852
Derivative financial instruments	14,853	87,845
Total current assets	860,226	956,374
Property and equipment, net	17,211,775	17,517,752
Goodwill	426,538	439,231
Other assets	1,101,371	1,159,590
	$19,599,910	$20,072,947
Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$772,245	$1,563,378
Accounts payable	340,702	372,226
Accrued interest	66,332	103,025
Accrued expenses and other liabilities	719,349	563,702
Customer deposits	1,839,112	1,664,679
Total current liabilities	3,737,740	4,267,010
Long-term debt	6,213,829	6,511,426
Other long-term liabilities	627,313	486,246
Commitments and contingencies (Note 7)
Shareholders’ equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 232,967,271 and 230,782,315 shares issued, September 30, 2014 and December 31, 2013, respectively)	2,329	2,308
Paid-in capital	3,241,723	3,159,038
Retained earnings	6,531,569	6,054,952
Accumulated other comprehensive (loss) income	(340,889)	5,671
Treasury stock (10,308,683 common shares at cost, September 30, 2014 and December 31, 2013)	(413,704)	(413,704)
Total shareholders’ equity	9,021,028	8,808,265
	$19,599,910	$20,072,947

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2014	2013
Operating Activities
Net income	$654,378	$466,674
Adjustments:
Depreciation and amortization	579,063	564,089
Loss on derivative instruments not designated as hedges	24,234	8,634
Loss on extinguishment of unsecured senior notes	—	4,206
Loss on sale of ship	17,401	—
Changes in operating assets and liabilities:
Decrease in trade and other receivables, net	69,833	14,278
Decrease (increase) in inventories	13,900	(13,541)
Increase in prepaid expenses and other assets	(3,596)	(28,363)
(Decrease) increase in accounts payable	(33,668)	43,415
(Decrease) increase in accrued interest	(36,693)	14,219
Increase in accrued expenses and other liabilities	48,600	29,496
Increase in customer deposits	104,211	131,237
Other, net	21,901	(4,240)
Net cash provided by operating activities	1,459,564	1,230,104
Investing Activities
Purchases of property and equipment	(559,018)	(534,046)
Cash paid on settlement of derivative financial instruments	(14,808)	(8,451)
Investments in unconsolidated affiliates	(69,748)	(60,426)
Cash received on loan to unconsolidated affiliate	76,167	23,372
Proceeds from sale of ship	220,000	—
Other, net	2,592	1,147
Net cash used in investing activities	(344,815)	(578,404)
Financing Activities
Debt proceeds	1,917,550	1,519,464
Debt issuance costs	(49,641)	(51,720)
Repayments of debt	(2,958,427)	(2,065,965)
Dividends paid	(131,857)	(54,159)
Proceeds from exercise of common stock options	65,885	13,626
Cash received on settlement of derivative financial instruments	22,835	—
Other, net	1,422	1,140
Net cash used in financing activities	(1,132,233)	(637,614)
Effect of exchange rate changes on cash	(4,022)	626
Net (decrease) increase in cash and cash equivalents	(21,506)	14,712
Cash and cash equivalents at beginning of period	204,687	194,855
Cash and cash equivalents at end of period	$183,181	$209,567
Supplemental Disclosure
Cash paid during the period for:
Interest, net of amount capitalized	$208,311	$232,769
Non cash Investing Activities
Purchase of property and equipment through asset trade-in	$—	$46,375

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

All significant intercompany accounts and transactions are eliminated in consolidation. We consolidate entities over which we have control, usually evidenced by a direct ownership interest of greater than 50%, and variable interest entities where we are determined to be the primary beneficiary. See Note 6. Goodwill and Other Assets for further information regarding our variable interest entities. For affiliates we do not control but over which we have significant influence on financial and operating policies, usually evidenced by a direct ownership interest from 20% to 50%, the investment is accounted for using the equity method. We consolidate the operating results of Pullmantur and CDF Croisières de France on a two-month lag to allow for more timely preparation of our consolidated financial statements. On March 31, 2014, Pullmantur sold the majority of its interest in its non-core businesses. These non-core businesses included Pullmantur’s land-based tour operations, travel agency and 49% interest in its air business. Consistent with our Pullmantur two-month lag reporting period, we reported the impact of the sale during the second quarter of 2014. See Note 11. Restructuring Charges for further discussion on the Pullmantur sales transaction. No material events or other transactions affecting Pullmantur or CDF Croisières de France have occurred during the two-month lag period of August and September 2014 that would require further disclosure or adjustment to our consolidated financial statements as of and for the quarter ended September 30, 2014.

We believe the accompanying unaudited consolidated financial statements contain all normal recurring accruals necessary for a fair presentation. Our revenues are seasonal and results for interim periods are not necessarily indicative of results for the entire year.

Note 2. Summary of Significant Accounting Policies

Revenues and Expenses

Historically, we recognized revenues and cruise operating costs for our shorter voyages (voyages of ten days or less) upon voyage completion while we recognized revenues and cruise operating costs for voyages in excess of ten days on a pro-rata basis. We followed this completed voyage recognition approach on our shorter voyages because the difference between prorating revenue from such voyages and recognizing such revenue at the completion of the voyage was immaterial to our consolidated financial statements. As of September 30, 2014, we have changed our methodology and recognized passenger ticket revenues, revenues from onboard and other goods and services and all associated cruise operating costs for all of our uncompleted voyages on a pro-rata basis. We believe that recognizing revenues and cruise operating costs on a pro-rata basis for all voyages is preferable as revenues and expenses are recorded in the period in which the revenue generating activities are performed.

The effect of this change was an increase to net income of $16.3 million for each of the quarter and nine months ended September 30, 2014 and was immaterial to these periods. In addition, the change has not been retrospectively applied to prior periods, as the impact of prorating all voyages was immaterial to the respective periods presented.

Recent Accounting Pronouncements

In January 2014, amended guidance was issued regarding the accounting for service concession arrangements. The new guidance defines a service concession as an arrangement between a public-sector entity grantor and an operating entity under which the operating entity operates and maintains the grantor’s infrastructure for a specified period of time and in return receives payments from the grantor and or third party user for use of the infrastructure. The guidance prohibits the operating entity from accounting for a service concession arrangement as a lease and from recording the infrastructure used in the arrangement within property plant and equipment. This guidance must be applied using a modified retrospective approach and will be effective for our interim and annual reporting periods beginning after December 15, 2014. Early adoption is permitted. The adoption of this newly issued guidance is not expected to have a material impact to our consolidated financial statements.

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

In May 2014, amended guidance was issued to clarify the principles used to recognize revenue for all entities. The guidance is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not comprehensively addressed in the prior accounting guidance. This guidance must be applied using one of two retrospective application methods and will be effective for our interim and annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. We are currently evaluating the impact of the adoption of this newly issued guidance to our consolidated financial statements.

In August 2014, guidance was issued requiring management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. This guidance will be effective for our annual reporting period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The adoption of this newly issued guidance is not expected to have an impact to our consolidated financial statements.

Other

Revenues and expenses include port costs that vary with guest head counts. The amounts of such port costs included in passenger ticket revenues on a gross basis were $232.7 million and $135.8 million for the third quarters of 2014 and 2013, respectively, and $494.5 million and $368.5 million for the nine months ended September 30, 2014 and 2013, respectively.

Note 3. Earnings Per Share

A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income for basic and diluted earnings per share	$490,248	$365,701	$654,378	$466,674
Weighted-average common shares outstanding	222,523	219,744	222,007	219,450
Dilutive effect of stock options, performance share awards and restricted stock awards	1,336	1,260	1,344	1,294
Diluted weighted-average shares outstanding	223,859	221,004	223,351	220,744
Basic earnings per share	$2.20	$1.66	$2.95	$2.13
Diluted earnings per share	$2.19	$1.65	$2.93	$2.11

Diluted earnings per share does not reflect options to purchase an aggregate of 2.2 million shares for each of the quarter and nine months ended September 30, 2013, respectively, because the effect of including them would have been antidilutive. There were no antidilutive shares for the quarter and nine months ended September 30, 2014.

Note 4. Property and Equipment

In September 2014, we sold Celebrity Century to an unrelated third party for $220.0 million in cash. As part of the sale arrangement, we agreed to charter the Celebrity Century from the buyer until April 2015 to fulfill existing passenger commitments. The sale resulted in a loss of $17.4 million that was recognized within Other operating expenses in our consolidated statements of comprehensive income (loss) for the quarter and nine months ended September 30, 2014.

Note 5. Long-Term Debt

In January 2014, we borrowed $380.0 million under a previously committed unsecured term loan facility. The loan is due and payable at maturity in August 2018. Interest on the loan accrues at a floating rate based on LIBOR plus the applicable margin. The applicable margin varies with our debt rating and was 2.12% as of September 30, 2014. The proceeds of this loan were used to repay our €745.0 million 5.625% unsecured senior notes due January 2014.

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

Note 6. Goodwill and Other Assets

As of September 30, 2014, the carrying amounts of goodwill and trademarks and trade names attributable to our Pullmantur reporting unit were $139.5 million and $196.3 million, respectively. Pullmantur is a brand targeted primarily at the Spanish, Portuguese and Latin American markets, with an increasing focus on Latin America. The persistent economic instability in these markets has created significant uncertainties in forecasting operating results and future cash flows used in our impairment analyses. We continue to monitor economic events in these markets for their potential impact on Pullmantur’s business and valuation. However, based on our most recent projections, we do not believe an interim impairment evaluation of Pullmantur’s goodwill or trademarks and trade names is warranted as of September 30, 2014.

If there are relatively modest changes to the projected future cash flows used in the impairment analyses, especially in Net Yields, or if anticipated transfers of vessels from our other cruise brands to the Pullmantur fleet do not take place, it is reasonably possible that an impairment charge of Pullmantur's reporting unit’s goodwill and trademarks and trade names may be required. Of these factors, the planned transfers of vessels to the Pullmantur fleet is most significant to the projected future cash flows. If the transfers do not occur, we will likely fail step one of the impairment test. We will evaluate these intangible assets for potential impairment during our annual impairment test scheduled for the fourth quarter of 2014.

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

We have determined that Grand Bahama Shipyard Ltd. (“Grand Bahama”), a ship repair and maintenance facility in which we have a 40% noncontrolling interest, is a VIE. The facility serves cruise and cargo ships, oil and gas tankers, and offshore units.  We utilize this facility, among other ship repair facilities, for our regularly scheduled drydocks and certain emergency repairs as may be required. We have determined that we are not the primary beneficiary of this facility as we do not have the power to direct the activities that most significantly impact the facility’s economic performance. Accordingly, we do not consolidate this entity and we account for this investment under the equity method of accounting. As of September 30, 2014, the net book value of our investment in Grand Bahama, was approximately $54.3 million, consisting of $8.2 million in equity and $46.1 million in loans. As of December 31, 2013, the net book value of our investment in Grand Bahama was approximately $56.1 million, consisting of $6.4 million in equity and $49.7 million in loans. These amounts represent our maximum exposure to loss as we are not contractually required to provide any financial or other support to the facility. The majority of our loans to Grand Bahama are in non-accrual status and the majority of this amount is included within Other assets in our consolidated balance sheets. During the first nine months of 2014, we received approximately $3.6 million in principal and interest payments related to loans that are in accrual status from Grand Bahama and recorded income associated with our investment in Grand Bahama. We monitor credit risk associated with these loans through our participation on Grand Bahama’s board of directors along with our review of Grand Bahama’s financial statements and projected cash flows. Based on this review, we believe the risk of loss associated with these loans was not probable as of September 30, 2014.

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

Prior to the sale, we determined that Pullmantur Air was a VIE for which we were the primary beneficiary and we consolidated the assets and liabilities of Pullmantur Air in our consolidated balance sheets as of December 31, 2013. We did not separately disclose the assets and liabilities of Pullmantur Air as they were immaterial to our December 31, 2013 consolidated financial statements. See Note 11. Restructuring Charges for further discussion on the sales transaction.

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

We also extended a term loan facility to Nautalia due June 30, 2016 and maintained commercial and bank guarantees on behalf of Nautalia, Pullmantur Air and Global Tour for a maximum period of twelve months from the date of sale. As of September 30, 2014, our maximum exposure to loss related to these transactions was $10.4 million. Except for the aforementioned, we are not contractually required to provide any financial or other support to these businesses.

We have determined that TUI Cruises GmbH, our 50%-owned joint venture, which operates the brand TUI Cruises, is a VIE. As of September 30, 2014 and December 31, 2013, our investment in TUI Cruises, including equity and loans, was approximately $350.8 million and $354.3 million, respectively. The majority of this amount was included within Other assets in our consolidated balance sheets. In addition, we and TUI AG, our joint venture partner, have each guaranteed the repayment of 50% of a €180.0 million bank loan provided to TUI Cruises due in 2016. Our investment amount and the potential obligations under this guarantee are substantially our maximum exposure to loss. We have determined that we are not the primary beneficiary of TUI Cruises. We believe that the power to direct the activities that most significantly impact TUI Cruises’ economic performance are shared between ourselves and TUI AG. All the significant operating and financial decisions of TUI Cruises require the consent of both parties which we believe creates shared power over TUI Cruises. Accordingly, we do not consolidate this entity and account for this investment under the equity method of accounting. As of September 30, 2014, TUI Cruises’ bank loan that is guaranteed by the shareholders had a remaining balance of €121.5 million, or approximately $153.5 million based on the exchange rate at September 30, 2014. This bank loan amortizes quarterly and is secured by first mortgages on both Mein Schiff 1 and Mein Schiff 2. Based on current facts and circumstances, we do not believe potential obligations under our guarantee of this bank loan are probable.

In connection with our sale of Celebrity Mercury to TUI Cruises in 2011, we provided a debt facility to TUI Cruises in the amount of up to €90.0 million and maturing in June 2018. During 2014, we made several amendments to the facility, including increasing the maximum amount of the facility to €125.0 million and providing TUI Cruises with the ability to draw upon the available capacity through December 31, 2015 to fund installment payments for its newbuild ships. Any amounts drawn under the facility to fund newbuild installments mature in March 2016. Interest under the loan accrues at the rate of 5.0% per annum. This facility is 50% guaranteed by TUI AG and is secured by second and third mortgages on Mein Schiff 1 and Mein Schiff 2. The outstanding principal amount of the facility as of September 30, 2014 was €45.7 million, or $57.7 million based on the exchange rate at September 30, 2014.

TUI Cruises currently has three newbuild ships on order with STX Finland: Mein Schiff 4, scheduled for delivery in the second quarter of 2015, Mein Schiff 5, scheduled for delivery in the second quarter of 2016 and Mein Schiff 6, scheduled for delivery in the second quarter of 2017. TUI Cruises has in place commitments for the financing of up to 80% of the contract price of each ship on order. The remaining portion of the contract price of the ships will be funded through TUI Cruises’ cash flows from operations and/or shareholder loans (via the debt facility described above or otherwise) and/or equity contributions from us and TUI AG. The various ship construction and credit agreements include certain restrictions on each of our and TUI AG’s ability to reduce our current ownership interest in TUI Cruises below 37.5% through 2019.

Note 7. Commitments and Contingencies

As of September 30, 2014, the aggregate cost of our five ships on order (excluding TUI Cruises' ships on order) was approximately $6.0 billion, of which we had deposited $571.4 million as of such date. Approximately 29.3% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at September 30, 2014. (See Note 10. Fair Value Measurements and Derivative Instruments).

In April 2014, we entered into a credit agreement for the US dollar financing of a portion of the third Oasis-class ship. The credit agreement makes available to us an unsecured term loan in an amount up to the US dollar equivalent of €178.4 million. The loan amortizes semi-annually and will mature 12 years following delivery of the ship. At our election, prior to the ship delivery, interest on the loan will accrue either (1) at a fixed rate of 2.53% (inclusive of the applicable margin) or (2) at a floating rate equal to LIBOR plus 1.20%. In connection with this credit agreement, we amended the €892.2 million credit agreement, originally entered into in 2013 to finance the ship, reducing the maximum facility amount to approximately €713.8 million. Both the existing Euro-denominated facility and the new US dollar-denominated facility are 100% guaranteed by Compagnie Française d’Assurance pour le Commerce Extérieur (“COFACE”), the export credit agency of France.

In August 2014, our conditional agreement with STX France to build the fourth Oasis-class ship for Royal Caribbean International became effective. We received commitments for the unsecured financing of the ship for up to 80% of the ship’s contract price through a facility to be guaranteed 100% by COFACE. The ship will have a capacity of approximately 5,450 berths and is expected to enter service in the second quarter of 2018.

Litigation

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2013, a class action complaint was filed in June 2011 against Royal Caribbean Cruises Ltd. in the United States District Court for the Southern District of Florida on behalf of a purported class of stateroom attendants employed onboard Royal Caribbean International cruise vessels. The complaint alleged that the stateroom attendants were required to pay other crew members to help with their duties and that certain stateroom attendants were required to work back of house assignments without the ability to earn gratuities, in each case in violation of the U.S. Seaman’s Wage Act. In May 2012, the district court granted our motion to dismiss the complaint on the basis that the applicable collective bargaining agreement requires any such claims to be arbitrated. The United States Court of Appeals, 11th Circuit, affirmed the district court’s dismissal and denied the plaintiffs’ petition for re-hearing and re-hearing en banc. In October 2014, the United States Supreme Court denied the plaintiffs’ request to review the order compelling arbitration. Shortly thereafter, in excess of 450 crew members submitted demands for arbitration. The demands make substantially the same allegations as in the federal court complaint and are similarly seeking damages, wage penalties and interest in an indeterminate amount. Unlike the federal court complaint, the demands for arbitration are being brought individually by each of the crew members and not on behalf of a purported class of stateroom attendants. At this time, we are unable to estimate the possible impact of this matter on us. However, we believe the underlying claims made against us are without merit, and we intend to vigorously defend ourselves against them.

We are routinely involved in other claims typical within the cruise vacation industry. The majority of these claims are covered by insurance. We believe the outcome of such claims, net of expected insurance recoveries, will not have a material adverse impact on our financial condition or results of operations and cash flows.

Other

In July 2002, we entered into an operating lease denominated in British pound sterling for the Brilliance of the Seas. The lease payments vary based on sterling LIBOR and are included in Other operating income (expenses) in our consolidated statements of comprehensive income (loss). Brilliance of the Seas lease expense amounts were approximately £3.1 million and £3.1 million, or approximately $5.1 million and $4.8 million, for the quarters ended September 30, 2014 and September 30, 2013, respectively, and were approximately £9.3 million and £9.2 million, or approximately $15.4 million and $14.1 million for the nine months ended September 30, 2014 and September 30, 2013, respectively. The lease has a contractual life of 25 years; however, both the lessor and we have certain rights to cancel the lease at year 18 (i.e. 2020) upon advance notice given approximately one year prior to cancellation. In the event of early termination at year 18, we have the option to cause the sale of the vessel at its fair value and to use the proceeds towards the applicable termination payment. Alternatively, we could opt at such time to make a termination payment of approximately £62.6 million, or approximately $101.5 million based on the exchange rate at September 30, 2014, and relinquish our right to cause the sale of the vessel. Although we do not believe that exercise of this early termination provision is probable, we evaluate, from time to time, our alternatives under the lease, including the potential purchase of the vessel.

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

Note 8. Shareholders’ Equity

In September 2014, we declared a cash dividend on our common stock of $0.30 per share which was paid in the fourth quarter of 2014. During the first and second quarters of 2014, we declared and paid a cash dividend on our common stock of $0.25 per share. During the first quarter of 2014, we also paid a cash dividend on our common stock of $0.25 per share which was declared during the fourth quarter of 2013.

During the third quarter of 2013, we declared a cash dividend on our common stock of $0.25 per share which was paid in the fourth quarter of 2013. We declared and paid a cash dividend on our common stock of $0.12 per share during the first and second quarters of 2013.

Note 9. Changes in Accumulated Other Comprehensive (Loss) Income

The following table presents the changes in accumulated other comprehensive (loss) income by component for the nine months ended September 30, 2014 and 2013 (in thousands):

	Accumulated Other Comprehensive loss for the Nine Months Ended September 30, 2014				Accumulated Other Comprehensive loss for the Nine Months Ended September 30, 2013
	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated comprehensive income (loss) at beginning of the year	$43,324	$(23,994)	$(13,659)	$5,671	$(84,505)	$(34,823)	$(15,188)	$(134,516)
Other comprehensive (loss) income before reclassifications	(330,103)	(6,829)	(19,842)	(356,774)	109,154	8,774	369	118,297
Amounts reclassified from accumulated other comprehensive income (loss)	6,924	1,293	1,997	10,214	(52,639)	1,942	—	(50,697)
Net current-period other comprehensive (loss) income	(323,179)	(5,536)	(17,845)	(346,560)	56,515	10,716	369	67,600
Ending balance	$(279,855)	$(29,530)	$(31,504)	$(340,889)	$(27,990)	$(24,107)	$(14,819)	$(66,916)

The following table presents reclassifications out of accumulated other comprehensive (loss) income for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Amount of (Loss) Gain Reclassified from Accumulated Other Comprehensive (Loss) Income into Income
Details About Accumulated Other Comprehensive (Loss) Income Components	Quarter Ended September 30, 2014	Quarter Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Affected Line Item in Statements of Comprehensive (Loss) Income
(Loss) gain on cash flow derivative hedges:
Cross currency swaps	$—	$(890)	$(261)	$(2,641)	Interest expense, net of interest capitalized
Foreign currency forward contracts	(450)	(449)	(1,348)	(1,348)	Depreciation and amortization expenses
Foreign currency forward contracts	(238)	19,089	(4,052)	18,612	Other income (expense)
Foreign currency forward contracts	—	(217)	(57)	(222)	Interest expense, net of interest capitalized
Fuel swaps	(1,996)	12,002	(1,206)	38,238	Fuel
	(2,684)	29,535	(6,924)	52,639
Amortization of defined benefit plans:
Actuarial loss	(222)	(438)	(666)	(1,315)	Payroll and related
Prior service costs	(209)	(209)	(627)	(627)	Payroll and related
	(431)	(647)	(1,293)	(1,942)
Release of foreign cumulative translation due to sale of Pullmantur's non-core businesses:
Foreign cumulative translation	—	—	(1,997)	—	Other operating
Total reclassifications for the period	$(3,115)	$28,888	$(10,214)	$50,697

Note 10. Fair Value Measurements and Derivative Instruments

Fair Value Measurements

The estimated fair value of our financial instruments that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows (in thousands):

	Fair Value Measurements at September 30, 2014 Using					Fair Value Measurements at December 31, 2013 Using
Description	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Cash and cash equivalents(4)	$183,181	$183,181	$183,181	$—	$—	$204,687	$204,687	$204,687	$—	$—
Total Assets	$183,181	$183,181	$183,181	$—	$—	$204,687	$204,687	$204,687	$—	$—
Liabilities:
Long-term debt (including current portion of long-term debt)(5)	$6,931,171	$7,241,824	$1,844,607	$5,397,217	$—	$8,020,061	$8,431,220	$2,888,255	$5,542,965	$—
Total Liabilities	$6,931,171	$7,241,824	$1,844,607	$5,397,217	$—	$8,020,061	$8,431,220	$2,888,255	$5,542,965	$—

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
(3) Inputs that are unobservable. The Company did not use any Level 3 inputs as of September 30, 2014 and December 31, 2013.
(4) Consists of cash and marketable securities with original maturities of less than 90 days.
(5) Consists of unsecured revolving credit facilities, unsecured senior notes, senior debentures and unsecured term loans. Does not include our capital lease obligations.

Other Financial Instruments

The carrying amounts of accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value at September 30, 2014 and December 31, 2013.

Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2014 Using				Fair Value Measurements at December 31, 2013 Using
Description	Total	Level 1(1)	Level 2(2)	Level 3(3)	Total	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Derivative financial instruments(4)	$57,937	$—	$57,937	$—	$188,576	$—	$188,576	$—
Investments(5)	$5,678	5,678	—	—	$6,044	6,044	—	—
Total Assets	$63,615	$5,678	$57,937	$—	$194,620	$6,044	$188,576	$—
Liabilities:
Derivative financial instruments(6)	$275,036	$—	$275,036	$—	$100,260	$—	$100,260	$—
Total Liabilities	$275,036	$—	$275,036	$—	$100,260	$—	$100,260	$—

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
(3) Inputs that are unobservable. The Company did not use any Level 3 inputs as of September 30, 2014 and December 31, 2013.
(4) Consists of foreign currency forward contracts, interest rate swaps and fuel swaps. Please refer to the “Fair Value of Derivative Instruments” table for breakdown by instrument type.
(5) Consists of exchange-traded equity securities and mutual funds.
(6) Consists of interest rate swaps, fuel swaps, foreign currency forward contracts and foreign currency collar options. Please refer to the “Fair Value of Derivative Instruments” table for breakdown by instrument type.

The reported fair values are based on a variety of factors and assumptions. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of September 30, 2014 or December 31, 2013, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.

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

As of September 30, 2014 and December 31, 2013, no cash collateral was received or pledged under our ISDA agreements. See Credit Related Contingent Features for further discussion on contingent collateral requirements for our derivative instruments.

The following table presents information about the Company’s offsetting of financial assets under master netting agreements with derivative counterparties:

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of September 30, 2014				As of December 31, 2013
	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Received	Net Amount of Derivative Assets
In thousands of dollars
Derivatives subject to master netting agreements	$57,937	$(57,937)	$—	$—	$188,576	$(91,627)	$—	$96,949
Total	$57,937	$(57,937)	$—	$—	$188,576	$(91,627)	$—	$96,949

The following table presents information about the Company’s offsetting of financial liabilities under master netting agreements with derivative counterparties:

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of September 30, 2014				As of December 31, 2013
	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Pledged	Net Amount of Derivative Liabilities
In thousands of dollars
Derivatives subject to master netting agreements	$(275,036)	$57,937	$—	$(217,099)	$(100,260)	$91,627	$—	$(8,633)
Total	$(275,036)	$57,937	$—	$(217,099)	$(100,260)	$91,627	$—	$(8,633)

Concentrations of Credit Risk

We monitor our credit risk associated with financial and other institutions with which we conduct significant business and, to minimize these risks, we select counterparties with credit risks acceptable to us and we seek to limit our exposure to an individual counterparty. Credit risk, including but not limited to counterparty nonperformance under derivative instruments, our credit facilities and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions, insurance companies and export credit agencies many of which we have long-term relationships with and which have credit risks acceptable to us or where the credit risk is spread out among a large number of counterparties. As of September 30, 2014 we did not have any exposure under our derivative instruments. As of December 31, 2013 we had exposure under our derivative instruments of approximately $92.5 million, which was limited to the cost of replacing the contracts in the event of non-performance by the counterparties to the contracts, all of which are currently our lending banks. We do not anticipate nonperformance by any of our significant counterparties. In addition, we have established guidelines we follow regarding credit ratings and instrument maturities to maintain safety and liquidity. We do not normally require collateral or other security to support credit relationships; however, in certain circumstances this option is available to us.

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

We consider the classification of the underlying hedged item’s cash flows in determining the classification for the designated derivative instrument’s cash flows. We classify derivative instrument cash flows from hedges of benchmark interest rate or hedges of fuel expense as operating activities due to the nature of the hedged item. Likewise, we classify derivative instrument cash flows from hedges of foreign currency risk on our newbuild ship payments as investing activities and derivative instrument cash flows from hedges of foreign currency risk on debt payments as financing activities.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our long-term debt obligations including future interest payments. At September 30, 2014, approximately 24.4% of our long-term debt was effectively fixed as compared to 34.6% as of December 31, 2013. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense.

Market risk associated with our long-term fixed rate debt is the potential increase in fair value resulting from a decrease in interest rates. We use interest rate swap agreements that effectively convert a portion of our fixed-rate debt to a floating-rate basis to manage this risk. At September 30, 2014 and December 31, 2013, we maintained interest rate swap agreements on the $420.0 million fixed rate portion of our Oasis of the Seas unsecured amortizing term loan and on the $650.0 million unsecured senior notes due 2022. The interest rate swap agreements on Oasis of the Seas debt effectively changed the interest rate on the balance of the unsecured term loan, which was $262.5 million as of September 30, 2014, from a fixed rate of 5.41% to a LIBOR-based floating rate equal to LIBOR plus 3.87%, currently approximately 4.20%. The interest rate swap agreements on the $650.0 million unsecured senior notes effectively changed the interest rate of the unsecured senior notes from a fixed rate of 5.25% to a LIBOR-based floating rate equal to LIBOR plus 3.63%, currently approximately 3.86%. These interest rate swap agreements are accounted for as fair value hedges.

Market risk associated with our long-term floating rate debt is the potential increase in interest expense from an increase in interest rates. We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage this risk. At September 30, 2014 and December 31, 2013, we maintained forward-starting interest rate swap agreements that hedge the anticipated unsecured amortizing term loans that will finance our purchase of Quantum of the Seas and Anthem of the Seas. Forward-starting interest rate swaps hedging the Quantum of the Seas loan will effectively convert the interest rate for $735.0 million of the anticipated loan balance from LIBOR plus 1.30% to a fixed rate of 3.74% (inclusive of margin) beginning in October 2014. Forward-starting interest rate swaps hedging the Anthem of the Seas loan will effectively convert the interest rate for $725.0 million of the anticipated loan balance from LIBOR plus 1.30% to a fixed rate of 3.86% (inclusive of margin) beginning in April 2015. These interest rate swap agreements are accounted for as cash flow hedges.

In addition, at September 30, 2014 and December 31, 2013, we maintained interest rate swap agreements that effectively converted the interest rate on a portion of the Celebrity Reflection unsecured amortizing term loan balance of approximately $572.7 million from LIBOR plus 0.40% to a fixed rate (including applicable margin) of 2.85% through the term of the loan. These interest rate swap agreements are accounted for as cash flow hedges.

The notional amount of interest rate swap agreements related to outstanding debt and on our current unfunded financing arrangements as of September 30, 2014 and December 31, 2013 was $2.9 billion and $3.0 billion, respectively.

Foreign Currency Exchange Rate Risk

Derivative Instruments

Our primary exposure to foreign currency exchange rate risk relates to our ship construction contracts denominated in Euros, our foreign currency denominated debt and our international business operations. We enter into foreign currency forward contracts, collar options and cross currency swap agreements to manage portions of the exposure to movements in foreign currency exchange rates. As of September 30, 2014, the aggregate cost of our ships on order was approximately $6.0 billion, of which we had deposited $571.4 million as of such date. Approximately 29.3% and 36.3% of the aggregate cost of the ships under construction was exposed to fluctuations in the Euro exchange rate at September 30, 2014 and December 31, 2013, respectively. The majority of our foreign currency forward contracts, collar options and cross currency swap agreements are accounted for as cash flow, fair value or net investment hedges depending on the designation of the related hedge.

On a regular basis, we enter into foreign currency forward contracts to minimize the volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than our functional currency or the functional currencies of our foreign subsidiaries. During the third quarter of 2014, we maintained an average of approximately $556.7 million of these foreign currency forward contracts. These instruments are not designated as hedging instruments. Changes in the fair value of the foreign currency forward contracts resulted in a (loss) gain, of approximately $(35.1) million and $16.9 million, respectively, during the quarter ended September 30, 2014 and September 30, 2013, respectively, and approximately $(24.2) million and $(8.6) million, during the nine months ended September 30, 2014 and September 30, 2013, respectively, that were recognized in earnings within Other income (expense) in our consolidated statements of comprehensive income (loss).

We consider our investments in our foreign operations to be denominated in relatively stable currencies and of a long-term nature. In January 2014, we entered into €415.6 million foreign currency forward contracts and designated them as hedges of a portion of our net investments in Pullmantur and TUI Cruises as of September 30, 2014. These forward currency contracts mature in April 2016.

The notional amount of outstanding foreign exchange contracts including our forward contracts and collar options as of September 30, 2014 and December 31, 2013 was $3.5 billion and $2.5 billion, respectively.

Non-Derivative Instruments

We also address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries’ and investments’ functional currencies and designating it as a hedge of these subsidiaries and investments. We had designated debt as a hedge of our net investments in Pullmantur and TUI Cruises of approximately €134.4 million and €544.9 million, or approximately $169.8 million and $750.8 million, as of September 30, 2014 and December 31, 2013, respectively.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates primarily to the consumption of fuel on our ships. We use fuel swap agreements and fuel call options to mitigate the financial impact of fluctuations in fuel prices.

Our fuel swap agreements are accounted for as cash flow hedges. At September 30, 2014, we have hedged the variability in future cash flows for certain forecasted fuel transactions occurring through 2017. As of September 30, 2014 and December 31, 2013, we had the following outstanding fuel swap agreements:

	Fuel Swap Agreements
	September 30, 2014	December 31, 2013
	(metric tons)
2014	731,000	762,000
2015	778,000	665,000
2016	600,000	372,000
2017	306,000	74,000

	Fuel Swap Agreements
	As of September 30, 2014	As of December 31, 2013
	(% hedged)
Projected fuel purchases for year:
2014	54%	57%
2015	56%	45%
2016	41%	25%
2017	20%	5%

At September 30, 2014 and December 31, 2013, $(33.7) million and $9.5 million, respectively, of estimated unrealized net (loss) gain associated with our cash flow hedges pertaining to fuel swap agreements were expected to be reclassified to earnings from Accumulated other comprehensive (loss) income within the next twelve months. Reclassification is expected to occur as a result of fuel consumption associated with our hedged forecasted fuel purchases.

The fair value and line item caption of derivative instruments recorded within our consolidated balance sheets were as follows:

	Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of September 30, 2014	As of December 31, 2013	Balance Sheet Location	As of September 30, 2014	As of December 31, 2013
		Fair Value	Fair Value		Fair Value	Fair Value
In thousands
Derivatives designated as hedging instruments under ASC 815-20(1)
Interest rate swaps	Other assets	$2,384	$56,571	Other long-term liabilities	$50,688	$66,920
Foreign currency forward contracts	Derivative financial instruments	2,882	61,596	Accrued expenses and other liabilities	29,304	—
Foreign currency forward contracts	Other assets	40,682	13,783	Other long-term liabilities	99,437	—
Foreign currency collar options	Derivative financial instruments	—	—	Accrued expenses and other liabilities	8,465	—
Foreign currency collar options	Other assets	—	22,172	Accrued expenses and other liabilities	—	—
Fuel swaps	Derivative financial instruments	—	10,902	Accrued expenses and other liabilities	37,768	1,657
Fuel swaps	Other assets	18	8,205	Other long-term liabilities	27,016	9,052
Total derivatives designated as hedging instruments under ASC 815-20		$45,966	$173,229		$252,678	$77,629
Derivatives not designated as hedging instruments under ASC 815-20
Foreign currency forward contracts	Derivative financial instruments	$11,971	$15,347	Accrued expenses and other liabilities	$22,358	$22,631
Total derivatives not designated as hedging instruments under ASC 815-20		11,971	15,347		22,358	22,631
Total derivatives		$57,937	$188,576		$275,036	$100,260

(1) Accounting Standard Codification 815-20 “Derivatives and Hedging.”

The carrying value and line item caption of non-derivative instruments designated as hedging instruments recorded within our consolidated balance sheets were as follows:

		Carrying Value
Non-derivative instrument designated as hedging instrument under ASC 815-20	Balance Sheet Location	As of September 30, 2014	As of December 31, 2013
In thousands
Foreign currency debt	Current portion of long-term debt	$—	$477,442
Foreign currency debt	Long-term debt	169,819	273,354
		$169,819	$750,796

The effect of derivative instruments qualifying and designated as hedging instruments and the related hedged items in fair value hedges on the consolidated statements of comprehensive income (loss) was as follows:

Derivatives and related Hedged Items under ASC 815-20 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative and Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative				Amount of Gain (Loss) Recognized in Income on Hedged Item
		Quarter Ended September 30, 2014	Quarter Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Quarter Ended September 30, 2014	Quarter Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
In thousands
Interest rate swaps	Interest expense, net of interest capitalized	$3,063	$3,022	$9,199	$6,299	$3,968	$9,503	$13,435	$28,102
Interest rate swaps	Other income (expense)	(3,010)	958	24,431	(58,286)	3,934	(620)	(19,122)	55,553
		$53	$3,980	$33,630	$(51,987)	$7,902	$8,883	$(5,687)	$83,655

The effect of derivative instruments qualifying and designated as cash flow hedging instruments on the consolidated financial statements was as follows:

Derivatives under ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive (Loss) Income on Derivative (Effective Portion)				Location of (Loss) Gain Reclassified from Accumulated Other Comprehensive (Loss) Gain into Income (Effective Portion)	Amount of (Loss) Gain reclassified from Accumulated Other Comprehensive (Loss) Income into Income (Effective Portion)
	Quarter Ended September 30, 2014	Quarter Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013		Quarter Ended September 30, 2014	Quarter Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
In thousands
Cross currency swaps	$—	$—	$—	$—	Interest expense, net of interest capitalized	$—	$(890)	$(261)	$(2,641)
Interest rate swaps	4,437	(5,816)	(62,309)	87,672	Other income (expense)	—	—	—	—
Foreign currency forward contracts	(163,387)	47,338	(172,629)	38,343	Depreciation and amortization expenses	(450)	(449)	(1,348)	(1,348)
Foreign currency forward contracts	—	—	—	—	Other income (expense)	(238)	19,089	(4,052)	18,612
Foreign currency forward contracts	—	—	—	—	Interest expense, net of interest capitalized	—	(217)	(57)	(222)
Foreign currency collar options	(21,904)	16,801	(30,638)	5,554	Depreciation and amortization expenses	—	—	—	—
Fuel swaps	(71,456)	32,785	(64,527)	(22,415)	Fuel	(1,996)	12,002	(1,206)	38,238
	$(252,310)	$91,108	$(330,103)	$109,154		$(2,684)	$29,535	$(6,924)	$52,639

	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives under ASC 815- 20 Cash Flow Hedging Relationships		Quarter Ended September 30, 2014	Quarter Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
In thousands
Interest rate swaps	Other income (expense)	$17	$(7)	$(78)	$420
Foreign currency forward contracts	Other income (expense)	15	15	(12)	5
Fuel swaps	Other income (expense)	(8,069)	(953)	(7,607)	(5,322)
		$(8,037)	$(945)	$(7,697)	$(4,897)

The effect of non-derivative instruments qualifying and designated as net investment hedging instruments on the consolidated financial statements was as follows:

Non-derivative instruments under ASC 815- 20 Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive (Loss) Income (Effective Portion)				Location of Gain (Loss) in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Quarter Ended September 30, 2014	Quarter Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013		Quarter Ended September 30, 2014	Quarter Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
In thousands
Foreign Currency Debt	$13,408	$(26,347)	$18,038	$(21,593)	Other income (expense)	$—	$—	$—	$—
	$13,408	$(26,347)	$18,038	$(21,593)		$—	$—	$—	$—

The effect of derivatives not designated as hedging instruments on the consolidated financial statements was as follows:

		Amount of (Loss) Gain Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments under ASC 815-20	Location of (Loss) Gain Recognized in Income on Derivatives	Quarter Ended September 30, 2014	Quarter Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
In thousands
Foreign currency forward contracts	Other income (expense)	$(35,175)	$16,789	$(24,405)	$(10,491)
Fuel swaps	Other income (expense)	(220)	220	(1,157)	268
Fuel call options	Other income (expense)	—	(38)	—	(1)
		$(35,395)	$16,971	$(25,562)	$(10,224)

Credit Related Contingent Features

Our current interest rate derivative instruments may require us to post collateral if our Standard & Poor’s and Moody’s credit ratings remain below specified levels. Specifically, if on the fifth anniversary of entering into a derivative transaction or on any succeeding fifth-year anniversary our credit ratings for our senior unsecured debt were to be below BBB- by Standard & Poor’s and Baa3 by Moody’s, then each counterparty to such derivative transaction with whom we are in a net liability position that exceeds the applicable minimum call amount may demand that we post collateral in an amount equal to the net liability position. The amount of collateral required to be posted following such event will change each time our net liability position increases or decreases by more than the applicable minimum call amount. If our credit rating for our senior unsecured debt is subsequently equal to, or above BBB- by Standard & Poor’s or Baa3 by Moody’s, then any collateral posted at such time will be released to us and we will no longer be required to post collateral unless we meet the collateral trigger requirement at the next fifth-year anniversary. Currently, our senior unsecured debt credit rating is BB with a positive outlook by Standard & Poor’s and Ba1 with a stable outlook by Moody’s. We currently have five interest rate derivative hedges that have a term of at least five years.  The aggregate fair values of all derivative instruments with such credit-related contingent features in net liability positions as of September 30, 2014 and December 31, 2013 were $50.7 million and $66.9 million, respectively, which do not include the impact of any such derivatives in net asset positions. The earliest that any of the five interest rate derivative hedges will reach their fifth anniversary is November 2016. Therefore, as of September 30, 2014, we were not required to post collateral for any of our derivative transactions.

Note 11.  Restructuring Charges

For the quarter ended September 30, 2014 and September 30, 2013, we incurred $0.3 million and $12.2 million, respectively, and for the nine months ended September 30, 2014 and September 30, 2013, we incurred $2.0 million and $13.9 million, respectively, of restructuring charges in connection with our broad profitability improvement program. The following are the profitability initiatives.

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

For the quarter and nine months ended September 30, 2014, we incurred $1.2 million and $0.8 million, respectively, in restructuring exit costs associated with this initiative, which are reported within Restructuring charges in our consolidated statements of comprehensive income (loss). The costs incurred in the third quarter of 2014 related to discretionary bonus payments paid to persons whose positions were eliminated as part of our restructuring activities. For the quarter and nine months ended September 30, 2013, we incurred $12.2 million and $13.9 million, respectively, of restructuring exit costs associated with this initiative.

The following table summarizes our restructuring exit costs related to the above initiative (in thousands):

	Beginning Balance January 1, 2014	Accruals	Payments	Ending Balance September 30, 2014	Cumulative Charges Incurred	Expected Additional Expenses to be Incurred
Termination benefits	$8,315	$647	$6,991	$1,971	$10,285	$—
Contract termination costs	$126	8	59	$75	4,150	—
Other related costs	$1,397	150	244	$1,303	4,529	500
Total	$9,838	$805	$7,294	$3,349	$18,964	$500

In connection with this initiative, we incurred approximately $7.4 million of other costs during the nine months ended September 30, 2014 that primarily consisted of call center transition costs and accelerated depreciation on leasehold improvements and were classified within Marketing, selling and administrative expenses and Depreciation and amortization expenses in our consolidated statements of comprehensive income (loss). For the quarter ended September 30, 2014, we did not incur any additional other costs associated with this initiative. We do not expect to incur any further material restructuring exit or other additional costs related to this initiative.

Pullmantur Restructuring

Restructuring Exit Costs

In the fourth quarter of 2013, we moved forward with an initiative related to Pullmantur’s focus on its cruise business and its expansion in Latin America. Activities related to this initiative include the sale of Pullmantur's non-core businesses and placing operating management closer to the Latin American market. This resulted in the elimination of approximately 100 Pullmantur shore-side positions and recognition of a liability for one-time termination benefits during the year ended December 31, 2013. In the second quarter of 2014, we elected not to execute the dismissal of approximately 30 of the positions which resulted in a partial reversal of the liability. Additionally, we incurred contract termination costs and other related costs consisting of legal and consulting fees to implement this initiative.

As a result of these actions, we reversed $0.9 million and incurred $1.2 million of restructuring exit costs for the quarter and nine months ended September 30, 2014, respectively, which are reported within Restructuring charges in our consolidated statements of comprehensive income (loss). For the quarter ended September 30, 2014, we reversed contract termination costs and termination benefits to adjust for actual costs incurred.

The following table summarizes our restructuring exit costs related to the above initiative (in thousands):

	Beginning Balance January 1, 2014	Accruals	Payments	Ending Balance September 30, 2014	Cumulative Charges Incurred	Expected Additional Expenses to be Incurred
Termination benefits	$3,910	$1,036	$3,488	$1,458	$4,946	$—
Contract termination costs	$847	(607)	—	$240	240	—
Other related costs	$516	725	855	$386	1,241	1,080
Total	$5,273	$1,154	$4,343	$2,084	$6,427	$1,080

In connection with this initiative, we incurred approximately $1.3 million and $7.8 million of other costs during the quarter and nine months ended September 30, 2014, respectively, associated with placing operating management closer to the Latin American market that was classified within Marketing, selling and administrative expenses in our consolidated statements of comprehensive income (loss). We do not expect to incur any further material restructuring exit or other additional costs related to this initiative.

Sale of Pullmantur Non-core Businesses

As part of our Pullmantur related initiatives, on March 31, 2014, Pullmantur sold the majority of its interest in its non-core businesses. These non-core businesses included Pullmantur’s land-based tour operations, travel agency and 49% interest in its air business. In connection with the sale agreement, we retained a 19% interest in each of the non-core businesses as well as 100% ownership of the aircraft which are being dry leased to Pullmantur Air. Consistent with our Pullmantur two-month lag reporting period, we reported the impact of the sale in the second quarter of 2014. See Note 1. General for information on the basis on which we prepare our consolidated financial statements and Note 6. Goodwill and Other Assets for the accounting of our 19% retained interest.

The sale resulted in a $0.8 million gain reported in the second quarter of 2014, inclusive of the release of cumulative translation adjustment losses, which is classified within Other operating expenses in our consolidated statements of comprehensive income (loss). As part of the sale, we agreed to maintain commercial and bank guarantees on behalf of the buyer for a maximum period of twelve months and extended a term loan facility to Nautalia due June 30, 2016. During the second quarter of 2014, we recorded the fair value of the guarantees and a loss reserve for the loan amount drawn, offsetting the gain recognized by $2.9 million. See Note 9. Changes in Accumulated Other Comprehensive Income (Loss) for further information on the release of the foreign currency translation losses.

The non-core businesses met the accounting criteria to be classified as held for sale during the fourth quarter of 2013 which resulted in restructuring related impairment charges of $20.0 million in 2013 to adjust the carrying value of assets held for sale to their fair value, less cost to sell. As of December 31, 2013, assets and liabilities held for sale were not material to our consolidated balance sheet and no longer exist as of September 30, 2014. The businesses did not meet the criteria for discontinued operations reporting as a result of our significant continuing involvement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Concerning Forward-Looking Statements

The discussion under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance (including our expectations for the fourth quarter and full year of 2014 and our earnings and yield estimates for 2015 set forth under the heading "Outlook" below and expectations regarding the timing and results of our Double-Double Program), business and industry prospects or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. Words such as "anticipate," "believe," "could," "estimate," "expect," "goal," "intend," "may," "plan," "project," "seek," "should," "will," and similar expressions are intended to further identify any of these forward-looking statements. Forward-looking statements reflect management's current expectations but they are based on judgments and are inherently uncertain. Furthermore, they are subject to risks, uncertainties and other factors, that could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013 and, in particular, the risks discussed under the caption "Risk Factors" in Part I, Item 1A of that report.

All forward-looking statements made in this Quarterly Report on Form 10-Q speak only as of the date of this document.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

The discussion and analysis of our financial condition and results of operations has been organized to present the following:

•	a review of our financial presentation, including discussion of certain operational and financial metrics we utilize to assist us in managing our business;

•	a discussion of our results of operations for the quarter and nine months ended September 30, 2014 compared to the same period in 2013;

•	a discussion of our business outlook, including our expectations for selected financial items for the fourth quarter and full year of 2014; and

•	a discussion of our liquidity and capital resources, including our future capital and contractual commitments and potential funding sources.

Critical Accounting Policies

Valuation of Goodwill, Indefinite-Lived Intangible Assets and Long-Lived Assets

As of September 30, 2014, the carrying amounts of goodwill and trademarks and trade names attributable to our Pullmantur reporting unit were $139.5 million and $196.3 million, respectively. Pullmantur is a brand targeted primarily at the Spanish, Portuguese and Latin American markets, with an increasing focus on Latin America. The persistent economic instability in these markets has created significant uncertainties in forecasting operating results and future cash flows used in our impairment analyses. We continue to monitor economic events in these markets for their potential impact on Pullmantur’s business and valuation. However, based on our most recent projections we do not believe an interim impairment evaluation of Pullmantur’s goodwill or trademarks and trade names is warranted as of September 30, 2014.

If there are relatively modest changes to the projected future cash flows used in the impairment analyses, especially in Net Yields, or if anticipated transfers of vessels from our other cruise brands to the Pullmantur fleet do not take place, it is reasonably possible that an impairment charge of Pullmantur's reporting unit’s goodwill and trademarks and trade names may be required. Of these factors, the planned transfers of vessels to the Pullmantur fleet is most significant to the projected future cash flows. If the transfers do not occur, we will likely fail step one of the impairment test. We will evaluate these intangible assets for potential impairment during our annual impairment test scheduled for the fourth quarter of 2014.

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

Adjusted Net Income represents net income excluding certain items that we believe adjusting for is meaningful when assessing our performance on a comparative basis. For the periods presented, these items included restructuring charges, other costs related to our profitability initiatives, the estimated impact of the divested Pullmantur non-core businesses, the loss recognized on the sale of Celebrity Century and the impact of the change in our voyage proration. The estimated impact of the divested Pullmantur non-core businesses was arrived at by adjusting the net income (loss) of these businesses for the ownership percentage we retained, as well as for intercompany transactions that are no longer eliminated in our consolidated statements of comprehensive income (loss) subsequent to the sales transaction.

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

Net Cruise Costs and Net Cruise Costs Excluding Fuel represent Gross Cruise Costs excluding commissions, transportation and other expenses and onboard and other expenses and, in the case of Net Cruise Costs Excluding Fuel, fuel expenses (each of which is described above under the Description of Certain Line Items heading). In measuring our ability to control costs in a manner that positively impacts net income, we believe changes in Net Cruise Costs and Net Cruise Costs Excluding Fuel to be the most relevant indicators of our performance. A reconciliation of historical Gross Cruise Costs to Net Cruise Costs and Net Cruise Costs Excluding Fuel is provided below under Results of Operations. We have not provided a quantitative reconciliation of projected Gross Cruise Costs to projected Net Cruise Costs and projected Net Cruise Costs Excluding Fuel due to the significant uncertainty in projecting the costs deducted to arrive at these measures. Accordingly, we do not believe that reconciling information for such projected figures would be meaningful. For the periods prior to the sale of the Pullmantur non-core businesses, Net Cruise Costs excludes the estimated impact of these divested businesses. Net Cruise Costs also excludes initiative costs reported within Marketing, selling and administrative expenses, as well as the loss recognized on the sale of Celebrity Century included within Other operating expenses.

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

Results of Operations

Summary

Our net income and Adjusted Net Income for the third quarter of 2014 was $490.2 million and $492.9 million or $2.19 and $2.20 per share on a diluted basis, respectively, as compared to net income and Adjusted Net Income of $365.7 million and $377.0 million or $1.65 and $1.71 per share on a diluted basis, respectively, for the third quarter of 2013.

Our net income and Adjusted Net Income for the nine months ended September 30, 2014 was $654.4 million and $685.7 million or $2.93 and $3.07 per share on a diluted basis, respectively, as compared to net income and Adjusted Net Income of $466.7 million and $489.4 million or $2.11 and $2.22 per share on a diluted basis, respectively, for the nine months ended September 30, 2013.

Significant items for the quarter and nine months ended September 30, 2014 include:

•
Total revenues increased 3.3% and 2.5% for the quarter and nine months ended September 30, 2014 as compared to the same period in 2013, respectively. These increases were primarily due to an increase in overall capacity and ticket prices for close-in European and Asian sailings, which was partially offset by a decrease in ticket prices for Caribbean sailings.

•
Cruise operating expenses increased 0.7% and 1.0% for the quarter and nine months ended September 30, 2014 from the corresponding period in 2013, respectively. These increases were primarily due to an increase in capacity, partially offset by the elimination of operating expenses as a result of the sale of Pullmantur's non-core businesses.

•
Interest expense, net of interest capitalized, decreased 24.5% for the quarter and nine months ended September 30, 2014 from the corresponding period in 2013, respectively. The decrease was primarily due to lower interest rates and, to a lesser extent, a lower average debt level.

•
During the nine months ended September 30, 2014, we borrowed $380.0 million under a previously committed unsecured term loan facility due August 2018 and repaid our €745.0 million 5.625% unsecured senior notes with proceeds from this term loan facility and our revolving credit facilities. Refer to Note 5. Long-Term Debt to our consolidated financial statements for further information.

•
In September 2014, we sold Celebrity Century to an unrelated third party for $220.0 million in cash. The sale resulted in a loss of $17.4 million that was recognized within Other operating expenses in our consolidated statements of comprehensive income (loss) for the quarter and nine months ended September 30, 2014. Refer to Note 4. Property and Equipment to our consolidated financial statements for further information.

•
As of September 30, 2014, we changed our voyage recognition methodology and recognized passenger ticket revenues, revenues from onboard and other goods and services and all associated cruise operating costs for all of our uncompleted voyages, including voyages of ten days or less, on a pro-rata basis. The effect of this change was an increase to net income of $16.3 million for each of the quarter and nine months ended September 30, 2014. Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements for further information.

Other Items

•
On March 31, 2014, Pullmantur sold the majority of its interest in its non-core businesses. These non-core businesses included Pullmantur’s land-based tour operations, travel agency and 49% interest in its air business. In connection with the sale agreement, we retained a 19% interest in each of the non-core businesses as well as 100% ownership of the aircraft which is being dry leased to Pullmantur Air. Consistent with our Pullmantur reporting two-month lag period, we reported the impact of the sale in our second quarter of 2014, which resulted in a $0.8 million gain, inclusive of the release of cumulative translation adjustment losses. In addition, during the second quarter of 2014, we recognized loss reserves of $2.9 million related to a loan facility extended to Nautalia Viajes, S.L. and debt guarantees maintained on behalf of the buyer. The net loss of the sale was classified within Other operating expenses in our consolidated statements of comprehensive income (loss). Refer to Note 11. Restructuring Charges to our consolidated financial statements for further discussion on the sales transaction.

•	In May 2014, TUI Cruises, our 50% joint venture, took delivery of Mein Schiff 3.

•
In August 2014, our conditional agreement with STX France S.A. to build the fourth Oasis-class ship for Royal Caribbean International became effective. We also received commitments for the financing of up to 80% of the ship contract price through a facility to be guaranteed 100% by COFACE. Refer to Note 7. Commitments and Contingencies to our consolidated financial statements for further information.

•	In September 2014, TUI Cruises entered into construction agreements with STX Finland to build Mein Schiff 5 and 6, scheduled for delivery in the second quarters of 2016 and 2017, respectively.

Operating results for the quarter and nine months ended September 30, 2014 compared to the same period in 2013 are shown in the following table (in thousands, except per share data):

	Quarter Ended September 30,				Nine months ended September 30,
	2014		2013		2014		2013
		% of Total Revenues		% of Total Revenues		% of Total Revenues		% of Total Revenues
Passenger ticket revenues	$1,786,746	74.8%	$1,672,051	72.3%	$4,590,048	73.4%	$4,432,542	72.6%
Onboard and other revenues	602,016	25.2%	639,698	27.7%	1,665,981	26.6%	1,673,194	27.4%
Total revenues	2,388,762	100.0%	2,311,749	100.0%	6,256,029	100.0%	6,105,736	100.0%
Cruise operating expenses:
Commissions, transportation and other	396,916	16.6%	378,291	16.4%	1,068,961	17.1%	1,017,734	16.7%
Onboard and other	182,658	7.6%	178,269	7.7%	456,296	7.3%	440,466	7.2%
Payroll and related	214,260	9.0%	213,860	9.3%	634,232	10.1%	632,758	10.4%
Food	120,908	5.1%	119,104	5.2%	358,172	5.7%	351,117	5.8%
Fuel	230,818	9.7%	215,686	9.3%	718,081	11.5%	689,809	11.3%
Other operating	281,322	11.8%	311,591	13.5%	825,794	13.2%	890,726	14.6%
Total cruise operating expenses	1,426,882	59.7%	1,416,801	61.3%	4,061,536	64.9%	4,022,610	65.9%
Marketing, selling and administrative expenses	239,662	10.0%	249,954	10.8%	790,957	12.6%	781,936	12.8%
Depreciation and amortization expenses	192,448	8.1%	188,541	8.2%	579,063	9.3%	564,089	9.2%
Restructuring charges	308	—	12,244	0.5%	1,958	—	13,922	0.2%
Operating Income	529,462	22.2%	444,209	19.2%	822,515	13.1%	723,179	11.8%
Other income (expense):
Interest income	2,117	0.1%	3,299	0.1%	8,023	0.1%	10,451	0.2%
Interest expense, net of interest capitalized	(60,100)	(2.5)%	(79,654)	(3.4)%	(193,931)	(3.1)%	(256,713)	(4.2)%
Extinguishment of unsecured senior notes	—	—	(4,206)	(0.2)%	—	—	(4,206)	(0.1)%
Other income (expense)	18,769	0.8%	2,053	0.1%	17,771	0.3%	(6,037)	(0.1)%
	(39,214)	(1.6)%	(78,508)	(3.4)%	(168,137)	(2.7)%	(256,505)	(4.2)%
Net Income	$490,248	20.5%	$365,701	15.8%	$654,378	10.5%	$466,674	7.6%
Diluted Earnings per Share	$2.19		$1.65		$2.93		$2.11

Adjusted Net Income and Adjusted Earnings per Share were calculated as follows (in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Income	$490,248	$365,701	$654,378	$466,674
Restructuring charges	308	12,244	1,958	13,922
Other initiative costs	1,240	—	17,275	—
Estimated impact of divested businesses prior to sales transaction	—	(922)	11,013	8,774
Loss on sale of ship included within other operating expenses	17,401	—	17,401	—
Impact of voyage proration change	(16,344)	—	(16,344)	—
Adjusted Net Income	$492,853	$377,023	$685,681	$489,370
Weighted-Average Shares Outstanding:
Basic	222,523	219,744	222,007	219,450
Diluted	223,859	221,004	223,351	220,744
Earnings per Share:
Basic	$2.20	$1.66	$2.95	$2.13
Diluted	$2.19	$1.65	$2.93	$2.11
Adjusted Earnings per Share:
Basic	$2.21	$1.72	$3.09	$2.23
Diluted	$2.20	$1.71	$3.07	$2.22

Selected statistical information is shown in the following table:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Passengers Carried	1,324,993	1,259,204	3,886,823	3,694,893
Passenger Cruise Days	9,603,329	9,302,555	27,489,584	26,633,114
APCD	8,867,375	8,667,948	25,948,292	25,334,240
Occupancy	108.3%	107.3%	105.9%	105.1%

Gross Yields and Net Yields were calculated as follows (in thousands, except APCD and Yields):

	Quarter Ended September 30,			Nine Months Ended September 30,
	2014	2014 On a Constant Currency basis	2013	2014	2014 On a Constant Currency basis	2013
Passenger ticket revenues	$1,786,746	$1,773,105	$1,672,051	$4,590,048	$4,616,566	$4,432,542
Onboard and other revenues	602,016	600,154	639,698	1,665,981	1,664,738	1,673,194
Total revenues	2,388,762	2,373,259	2,311,749	6,256,029	6,281,304	6,105,736
Less:
Commissions, transportation and other	396,916	394,827	378,291	1,068,961	1,072,832	1,017,734
Onboard and other	182,658	182,466	178,269	456,296	456,264	440,466
Net Revenues including divested businesses	1,809,188	1,795,966	1,755,189	4,730,772	4,752,208	4,647,536
Less:
Net Revenues related to divested businesses prior to sales transaction	—	—	70,098	35,656	34,403	142,643
Net Revenues	$1,809,188	$1,795,966	$1,685,091	$4,695,116	$4,717,805	$4,504,893

APCD	8,867,375	8,867,375	8,667,948	25,948,292	25,948,292	25,334,240
Gross Yields	$269.39	$267.64	$266.70	$241.10	$242.07	$241.01
Net Yields	$204.03	$202.54	$194.40	$180.94	$181.82	$177.82

Gross Cruise Costs, Net Cruise Costs and Net Cruise Costs Excluding Fuel were calculated as follows (in thousands, except APCD and costs per APCD):

	Quarter Ended September 30,			Nine Months Ended September 30,
	2014	2014 On a Constant Currency basis	2013	2014	2014 On a Constant Currency basis	2013
Total cruise operating expenses	$1,426,882	$1,425,119	$1,416,801	$4,061,536	$4,067,566	$4,022,610
Marketing, selling and administrative expenses	239,662	238,514	249,954	790,957	787,155	781,936
Gross Cruise Costs	1,666,544	1,663,633	1,666,755	4,852,493	4,854,721	4,804,546
Less:
Commissions, transportation and other	396,916	394,827	378,291	1,068,961	1,072,832	1,017,734
Onboard and other	182,658	182,466	178,269	456,296	456,264	440,466
Net Cruise Costs including divested businesses	1,086,970	1,086,340	1,110,195	3,327,236	3,325,625	3,346,346
Less:
Net Cruise Costs related to divested businesses prior to sales transaction	—	—	67,760	47,854	46,158	151,927
Other initiative costs included within cruise operating expenses and marketing, selling and administrative expenses	1,240	1,186	—	15,036	14,813	—
Loss on sale of ship included within other operating expenses	17,401	17,401	—	17,401	17,401	—
Net Cruise Costs	1,068,329	1,067,753	1,042,435	3,246,945	3,247,253	3,194,419
Less:
Fuel	230,818	231,745	215,686	718,081	721,446	689,809
Net Cruise Costs Excluding Fuel	$837,511	$836,008	$826,749	$2,528,864	$2,525,807	$2,504,610

APCD	8,867,375	8,867,375	8,667,948	25,948,292	25,948,292	25,334,240
Gross Cruise Costs per APCD	$187.94	$187.61	$192.29	$187.01	$187.09	$189.65
Net Cruise Cost per APCD	$120.48	$120.41	$120.26	$125.13	$125.14	$126.09
Net Cruise Costs Excluding Fuel per APCD	$94.45	$94.28	$95.38	$97.46	$97.34	$98.86

Net Debt-to-Capital was calculated as follows (in thousands):

	As of
	September 30,	December 31,
	2014	2013
Long-term debt, net of current portion	$6,213,829	$6,511,426
Current portion of long-term debt	772,245	1,563,378
Total debt	6,986,074	8,074,804
Less: Cash and cash equivalents	183,181	204,687
Net Debt	$6,802,893	$7,870,117
Total shareholders’ equity	$9,021,028	$8,808,265
Total debt	6,986,074	8,074,804
Total debt and shareholders’ equity	$16,007,102	$16,883,069
Debt-to-Capital	43.6%	47.8%
Net Debt	$6,802,893	$7,870,117
Net Debt and shareholders’ equity	$15,823,921	$16,678,382
Net Debt-to-Capital	43.0%	47.2%

2014 Outlook

The Company provided the following guidance for the full year and fourth quarter 2014:

Full Year 2014

	As Reported	Constant Currency
Net Yields	1.5% to 2.0%	Approx. 2.5%
Net Cruise Costs per APCD	Flat to slightly down	Flat to slightly down
Net Cruise Costs per APCD, excluding Fuel	Flat to down 1%	Flat to slightly down
Capacity Increase	2.4%
Depreciation and Amortization	$765 to $770 million
Interest Expense, net	$240 to $250 million
Fuel Consumption (metric tons)	1,359,000
Fuel Expenses	$943 million
Percent Hedged (fwd consumption)	52%
Impact of 10% change in fuel prices	$10 million
Adjusted Earnings per Share-Diluted	Approx. $3.45

Fourth Quarter 2014

	As Reported	Constant Currency
Net Yields	Approx. 2%	Approx. 3.5%
Net Cruise Costs per APCD	Flat to up 1%	Approx. 1%
Net Cruise Costs per APCD, excluding Fuel	1.5% to 2.0%	2% to 3%
Capacity Increase	2.1%
Depreciation and Amortization	$190 to $195 million
Interest Expense, net	$55 to $65 million
Fuel Consumption (metric tons)	339,000
Fuel Expenses	$225 million
Percent Hedged (fwd consumption)	52%
Impact of 10% change in fuel prices	$10 million
Adjusted Earnings per Share-Diluted	$0.35 to $0.40

Full Year 2015 Outlook

We're experiencing strong early booking trends for 2015. Booked load factors and rates are higher than the same time last year and the booking window has extended. We believe that 2015 will be the sixth consecutive year for yield growth and are comfortable with the Street consensus of $4.55 on an Adjusted Earnings per Share basis.

Quarter Ended September 30, 2014 Compared to Quarter Ended September 30, 2013

In this section, references to 2014 refer to the quarter ended September 30, 2014 and references to 2013 refer to the quarter ended September 30, 2013.

Revenues

Total revenues for 2014 increased $77.0 million, or 3.3%, to $2.4 billion in 2014 from $2.3 billion in 2013.

Passenger ticket revenues comprised 74.8% of our 2014 total revenues. Passenger ticket revenues increased by $114.7 million, or 6.9%, to $1.8 billion in 2014 from $1.7 billion in 2013. The increase was primarily due to:

•
an increase in ticket prices driven by greater demand for close-in European and Asian sailings, which was partially offset by a decrease in ticket prices for Caribbean sailings, all of which contributed to a $62.6 million aggregate increase in passenger ticket revenues;

•	a 2.3% increase in capacity, which increased passenger ticket revenues by $38.5 million and includes the impact of the change in our voyage proration; and

•
the favorable effect of changes in foreign currency exchange rates related to our passenger ticket revenue transactions denominated in currencies other than the United States dollar of approximately $13.6 million.

The remaining 25.2% of 2014 total revenues was comprised of onboard and other revenues, which decreased $37.7 million, or 5.9%, to $602.0 million in 2014 from $639.7 million in 2013. The decrease in onboard and other revenues was primarily due to a $67.2 million decrease in revenues related to Pullmantur's non-core businesses that were sold in 2014 as noted above. The decrease was partially offset by:

•
a $17.6 million increase in onboard revenue attributable to higher spending on a per passenger basis primarily due to our various beverage initiatives, the addition and promotion of specialty restaurants, the increased revenue associated with internet and other telecommunication services and other onboard activities, as a result of our ship revitalization projects and other revenue enhancing initiatives; and

•	a $12.8 million increase attributable to the 2.3% increase in capacity noted above, which includes the impact of the change in our voyage proration.

Onboard and other revenues included concession revenues of $84.1 million in 2014 and $81.4 million in 2013.

Cruise Operating Expenses

Total cruise operating expenses increased $10.1 million, or 0.7%, to $1.4 billion. The increase was primarily due to:

•	a $31.1 million increase attributable to the 2.3% increase in capacity noted above, which includes the impact of the change in our voyage proration;

•	the loss recognized on the sale of Celebrity Century of $17.4 million; and

•	a $9.2 million increase in head taxes mainly attributable to itinerary changes.

The increase was partially offset by a $50.9 million decrease in expenses related to Pullmantur's non-core businesses that were sold in 2014 as noted above.

Marketing, Selling and Administrative Expenses

Marketing, selling and administrative expenses for 2014 decreased $10.3 million, or 4.1%, to $239.7 million in 2014 from $250.0 million for the same period in 2013. The decrease was primarily due to the sale of Pullmantur's non-core businesses in 2014 as noted above.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for 2014 increased $3.9 million, or 2.1%, to $192.4 million from $188.5 million in 2013. The increase was primarily due to new shipboard additions associated with our ship revitalization projects and the addition of our new reservations pricing engine in December of 2013.

Restructuring Charges

We incurred restructuring charges of approximately $0.3 million in 2014 compared to $12.2 million in 2013. Refer to Note 11. Restructuring Charges to our consolidated financial statements for further information on our restructuring activities.

Other Income (Expense)

Interest expense, net of interest capitalized for 2014 decreased $19.6 million, or 24.5%, to $60.1 million from $79.7 million in 2013. The decrease was primarily due to lower interest rates and, to a lesser extent, a lower average debt level.

Other income for 2014 increased $16.7 million or 814.2% to $18.8 million from income of $2.1 million in 2013. The increase was primarily due to income of $25.7 million from our equity method investments as compared to income of $18.0 million in 2013. In addition, we had $3.2 million in foreign exchange gains from the remeasurement of assets and liabilities denominated in foreign currency compared to $5.3 million in losses in 2013.

Extinguishment of unsecured senior notes, decreased $4.2 million in 2014 as compared to the same period in 2013 as we did not repurchase any unsecured notes in 2014.

Net Yields

Net Yields increased 4.9% in 2014 compared to 2013 primarily due to the increase in passenger ticket revenues noted above. Net Yields increased 4.2% in 2014 compared to 2013 on a Constant Currency basis.

Net Cruise Costs

Net Cruise Costs increased 2.5% in 2014 compared to 2013 primarily due to the increase in capacity. Net Cruise Costs per APCD and Net Cruise Costs per APCD on a Constant Currency basis remained consistent compared to 2013.

Net Cruise Costs Excluding Fuel

Net Cruise Costs Excluding Fuel per APCD remained consistent compared to 2013.

Other Comprehensive (Loss) Income

(Loss) gain on cash flow derivative hedges

Loss on cash flow derivative hedges in 2014 was $249.6 million compared to a Gain on cash flow derivative hedges of $61.6 million in 2013. The change of $311.2 million was primarily due to a decrease in the forward rates of Euro and fuel during 2014 compared to an increase in those forward rates during 2013.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

In this section, references to 2014 refer to the nine months ended September 30, 2014 and references to 2013 refer to the nine months ended September 30, 2013.

Revenues

Total revenues for 2014 increased $150.3 million, or 2.5%, to $6.3 billion in 2014 from $6.1 billion in 2013.

Passenger ticket revenues comprised 73.4% of our 2014 total revenues. Passenger ticket revenues increased by $157.5 million, or 3.6%, to $4.6 billion in 2014 from $4.4 billion in 2013. The increase was primarily due to:

•	a 2.4% increase in capacity, which increased passenger ticket revenues by $107.4 million and includes the impact of the change in our voyage proration; and

•
an increase in ticket prices driven by greater demand for close-in European and Asian sailings, which was partially offset by a decrease in ticket prices for Caribbean sailings, all of which contributed to a $76.6 million aggregate increase in passenger ticket revenues.

The increase was partially offset by the unfavorable effect of changes in foreign currency exchange rates related to our passenger ticket revenue transactions denominated in currencies other than the United States dollar of approximately $26.5 million.

The remaining 26.6% of 2014 total revenues was comprised of onboard and other revenues, which decreased $7.2 million, or 0.4%. The decrease in onboard and other revenues was primarily due to $103.0 million in revenues related to Pullmantur's non-core businesses that were sold in 2014 as noted above.

The decrease was partially offset by:

•	a $36.2 million increase attributable to the 2.4% increase in capacity noted above, which includes the impact of the change in our voyage proration;

•
a $35.9 million increase in onboard revenue attributable to higher spending on a per passenger basis primarily due to our various beverage initiatives, the addition and promotion of specialty restaurants, the increased revenue associated with Internet and other telecommunication services and other onboard activities, as a result of our ship revitalization projects and other revenue enhancing initiatives; and

•
a $23.1 million increase in other revenue primarily attributable to an out-of-period adjustment of approximately $13.9 million that was recorded in 2013 to correct the calculation of our liability for our credit card rewards program.

Onboard and other revenues included concession revenues of $238.8 million in 2014 and $233.1 million in 2013.

Cruise Operating Expenses

Total cruise operating expenses increased $38.9 million, or 1.0%, to $4.1 billion in 2014 from $4.0 billion in 2013. The increase was primarily due to:

•	a $93.9 million increase attributable to a 2.4% increase in capacity noted above, which includes the impact of the change in our voyage proration;

•	the loss recognized on the sale of Celebrity Century of $17.4 million; and

•	a $16.4 million increase in air expense primarily due to the increased activity in our air transportation programs.

The increase was partially offset by:

•	a $79.9 million decrease in expenses related to Pullmantur's non-core businesses that were sold in 2014 as noted above; and

•	a $12.9 million decrease in commissions expense mainly attributable to shifts in our distribution channels.

Marketing, Selling and Administrative Expenses

Marketing, selling and administrative expenses increased $9.0 million, or 1.2%, to $791.0 million from $781.9 million in 2013. The increase was primarily due to an increase in other costs associated with our restructuring activities. Refer to Note 11. Restructuring Charges to our consolidated financial statements for further information on our restructuring activities.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for 2014 increased $15.0 million, or 2.7%, to $579.1 million from $564.1 million in 2013. The increase was driven by new shipboard additions associated with our ship revitalization projects, the addition of our new reservations pricing engine in December of 2013 and the accelerated depreciation on leasehold improvements associated with our restructuring initiatives.

Restructuring Charges

We incurred restructuring charges of approximately $2.0 million in 2014 compared to $13.9 million in 2013. Refer to Note 11. Restructuring Charges to our consolidated financial statements for further information on our restructuring activities.

Other Income (Expense)

Interest expense, net of interest capitalized for 2014 decreased $62.8 million, or 24.5%, to $193.9 million from $256.7 million in 2013. The decrease was primarily due to lower interest rates and, to a lesser extent, a lower average debt level.

Other income in 2014 was $17.8 million compared to Other expense of $6.0 million in 2013. The increase in income of $23.8 million or 394.4% was primarily due to ineffectiveness gains of $8.3 million from our interest rate swap agreements compared to ineffectiveness losses of $6.0 million in 2013 and to income of $34.7 million from our equity method investments compared to income of $25.3 million in 2013.

Extinguishment of unsecured senior notes, decreased $4.2 million in 2014 as compared to the same period in 2013 as we did not repurchase any unsecured notes in 2014.

Net Yields

Net Yields increased 1.8% in 2014 compared to 2013 primarily due to the increase in passenger ticket revenues noted above. Net Yields increased 2.2% in 2014 compared to 2013 on a Constant Currency basis.

Net Cruise Costs

Net Cruise Costs increased 1.6% in 2014 compared to 2013 primarily due to the increase in capacity noted above. Net Cruise Costs per APCD and Net Cruise Costs per APCD on a Constant Currency basis decreased 0.8% in 2014 compared to 2013 primarily due to the decrease in commissions noted above.

Net Cruise Costs Excluding Fuel

Net Cruise Costs Excluding Fuel per APCD decreased 1.4% in 2014 compared to 2013 and decreased 1.5% in 2014 compared to 2013 on a Constant Currency basis.

Other Comprehensive (Loss) Income

(Loss) gain on cash flow derivative hedges

Loss on cash flow derivative hedges in 2014 was $323.2 million compared to a Gain on cash flow derivative hedges of $56.5 million in 2013. The change of $379.7 million was primarily due to a decrease in the forward rates of Euro, fuel and LIBOR during 2014 compared to an increase in the forward rates of Euro and LIBOR during 2013.

Future Application of Accounting Standards

Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements for further information on Recent Accounting Pronouncements.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash flow generated from operations provides us with a significant source of liquidity. Net cash provided by operating activities increased $229.5 million to $1.5 billion for the first nine months of 2014 compared to $1.2 billion for the same period in 2013. The change in cash provided by operating activities was primarily attributable to a $51.1 million increase in cash receipts from customer deposits and the timing of payments to vendors in 2014 as compared to 2013.
Net cash used in investing activities was $344.8 million for the first nine months of 2014 compared to $578.4 million for the same period in 2013. The decrease was primarily attributable to cash received of $220.0 million in 2014 for the sale of Celebrity Century which did not occur in 2013 and a $52.8 million increase in cash received from repayments of a loan to an unconsolidated affiliate in 2014 compared to 2013. The additional cash receipts were primarily offset by the increase in capital expenditures of $25.0 million in 2014 compared to 2013.
Net cash used in financing activities was $1.1 billion for the first nine months of 2014 compared to $637.6 million for the same period in 2013. This change was primarily due to an increase of $892.5 million in repayments of debt and an increase of dividends paid of $77.7 million, partially offset by a $398.1 million increase in debt proceeds and a $52.3 million increase in the proceeds from the exercise of common stock options. The increase in repayments of debt and proceeds from issuance of debt was primarily due to a higher level of bond maturities, and higher drawings and repayments on our revolving credit facilities, in 2014.
Future Capital Commitments

Capital Expenditures

Our brands, including our 50% joint venture, TUI Cruises, have eight ships on order. As of September 30, 2014, the expected dates that our ships on order will enter service and their approximate berths are as follows:

Ship	Expected to Enter Service	Approximate Berths
Royal Caribbean International —
Quantum-class:
Quantum of the Seas	4th Quarter 2014	4,150
Anthem of the Seas	2nd Quarter 2015	4,150
Ovation of the Seas	2nd Quarter 2016	4,150
Oasis-class:
Unnamed	2nd Quarter 2016	5,450
Unnamed	2nd Quarter 2018	5,450
TUI Cruises (50% joint venture)(1)
Mein Schiff 4	2nd Quarter 2015	2,500
Mein Schiff 5	2nd Quarter 2016	2,500
Mein Schiff 6	2nd Quarter 2017	2,500
	Total Berths	30,850

(1) Mein Schiff 3 was placed into service during the second quarter of 2014.

Our future capital commitments consist primarily of new ship orders. As of September 30, 2014, we had three Quantum-class ships and two Oasis-class ships on order for our Royal Caribbean International brand with an aggregate capacity of approximately 23,350 berths.

As of September 30, 2014, the aggregate cost of our five ships on order (excluding TUI Cruises' ships on order) was approximately $6.0 billion, of which we had deposited $571.4 million as of such date. Approximately 29.3% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at September 30, 2014. (See Note 7. Commitments and Contingencies and Note 10. Fair Value Measurements and Derivative Instruments to our consolidated financial statements under Item 1. Financial Statements).

As of September 30, 2014, we anticipate overall full year capital expenditures will be approximately $1.4 billion for 2014, $1.4 billion for 2015, $2.2 billion for 2016, $0.3 billion for 2017 and $1.5 billion for 2018.

Contractual Obligations

As of September 30, 2014, our contractual obligations were as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Operating Activities:
Operating lease obligations(1)(2)	$334,169	$31,325	$56,871	$46,604	$199,369
Interest on long-term debt(3)	977,591	209,170	286,711	177,854	303,856
Other(4)	836,336	166,373	275,989	205,286	188,688
Investing Activities:	0
Ship purchase obligations(5)	4,551,195	1,642,961	1,909,870	998,364	—
Other(6)	74,029	74,029	—	—	—
Financing Activities:	0
Long-term debt obligations(7)	6,931,171	763,147	2,295,386	1,627,962	2,244,676
Capital lease obligations(8)	54,903	9,098	12,449	6,898	26,458
Other(9)	96,299	26,017	38,876	21,756	9,650
Total	$13,855,693	$2,922,120	$4,876,152	$3,084,724	$2,972,697

(1)         We are obligated under noncancelable operating leases primarily for a ship, offices, warehouses and motor vehicles. Amounts represent contractual obligations with initial terms in excess of one year.
(2)         Under the Brilliance of the Seas lease agreement, we may be required to make a termination payment of approximately £62.6 million, or approximately $101.5 million based on the exchange rate at September 30, 2014, if the lease is canceled in 2020. This amount is included in the more than 5 years column. Interest on the Brilliance of the Seas lease agreement is calculated based on the applicable variable interest rate at September 30, 2014.
(3)         Long-term debt obligations mature at various dates through fiscal year 2027 and bear interest at fixed and variable rates. Interest on variable-rate debt is calculated based on forecasted debt balances, including interest swapped using the applicable rate at September 30, 2014. Debt denominated in other currencies is calculated based on the applicable exchange rate at September 30, 2014.
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

Off-Balance Sheet Arrangements

In July 2002, we entered into an operating lease denominated in British pound sterling for the Brilliance of the Seas. The lease payments vary based on sterling LIBOR and are included in Other operating income (expenses) in our consolidated statements of comprehensive income (loss). Brilliance of the Seas lease expense amounts were approximately £3.1 million and £3.1 million, or approximately $5.1 million and $4.8 million, for the quarters ended September 30, 2014 and September 30, 2013, respectively, and were approximately £9.3 million and £9.2 million, or approximately $15.4 million and $14.1 million for the nine months ended September 30, 2014 and September 30, 2013, respectively. The lease has a contractual life of 25 years; however, both the lessor and we have certain rights to cancel the lease at year 18 (i.e. 2020) upon advance notice given approximately one year prior to cancellation. In the event of early termination at year 18, we have the option to cause the sale of the vessel at its fair value and to use the proceeds towards the applicable termination payment. Alternatively, we could opt at such time to make a termination payment of approximately £62.6 million, or approximately $101.5 million based on the exchange rate at September 30, 2014 and relinquish our right to cause the sale of the vessel. Although we do not believe that exercise of this early termination provision is probable, we evaluate, from time to time, our alternatives under the lease, including the potential purchase of the vessel.

Under the Brilliance of the Seas operating lease, we have agreed to indemnify the lessor to the extent its after-tax return is negatively impacted by unfavorable changes in corporate tax rates, capital allowance deductions and certain unfavorable determinations which may be made by the United Kingdom tax authorities. These indemnifications could result in an increase in our lease payments. We are unable to estimate the maximum potential increase in our lease payments due to the various circumstances, timing or a combination of events that could trigger such indemnifications. The United Kingdom tax authorities are disputing the lessor’s accounting treatment of the lease and the lessor and tax authorities are in discussions on the matter. If the characterization of the lease is ultimately determined to be incorrect, we could be required to indemnify the lessor under certain circumstances. The lessor has advised us that they believe their characterization of the lease by the lessor is correct. Based on the foregoing and our review of available information, we do not believe an indemnification payment is probable. However, if the lessor loses its dispute and we are required to indemnify the lessor, we cannot at this time predict the impact that such an occurrence would have on our financial condition and results of operations.

We and TUI AG have each guaranteed repayment of 50% of an €180.0 million amortizing bank loan provided to TUI Cruises which is due 2016. As of September 30, 2014, €121.5 million, or approximately $153.5 million based on the exchange rate at September 30, 2014, remains outstanding. Based on current facts and circumstances, we do not believe potential obligations under this guarantee are probable.

TUI Cruises entered into various ship construction and credit agreements that include certain restrictions on each of our and TUI AG’s ability to reduce our current ownership interest in TUI Cruises below 37.5% through 2019.

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

Funding Needs and Sources

We have significant contractual obligations of which our debt service obligations and the capital expenditures associated with our ship purchases represent our largest funding needs. As of September 30, 2014, we have approximately $2.9 billion in contractual obligations due through September 30, 2015 of which approximately $763.1 million relates to debt maturities and $1.6 billion relates to the acquisition of Quantum of the Seas and Anthem of the Seas along with progress payments on our other ship purchases. We have historically relied on a combination of cash flows provided by operations, drawdowns under our available credit facilities, the incurrence of additional debt and/or the refinancing of our existing debt and the issuance of additional shares of equity securities to fund these obligations.

We had a working capital deficit of $2.9 billion as of September 30, 2014 as compared to a working capital deficit of $3.3 billion as of December 31, 2013. Included within our working capital deficit is $772.2 million and $1.6 billion of current portion of long-term debt, including capital leases, as of September 30, 2014 and December 31, 2013, respectively. The decrease in working capital deficit was primarily due to the decrease in current maturities of long-term debt. Similar to others in our industry, we operate with a substantial working capital deficit. This deficit is mainly attributable to the fact that, under our business model, a vast majority of our passenger ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts remain a current liability until the sailing date. The cash generated from these advance receipts is used interchangeably with cash on hand from other sources, such as our revolving credit facilities and other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future sailing or otherwise, pay down our revolving credit facilities, invest in long term investments or any other use of cash. In addition, we have a relatively low-level of accounts receivable and rapid turnover results in a limited investment in inventories. We generate substantial cash flows from operations and our business model, along with our unsecured revolving credit facilities, has historically allowed us to maintain this working capital deficit and still meet our operating, investing and financing needs. We expect that we will continue to have working capital deficits in the future.

As of September 30, 2014, we have on order three Quantum-class ships and two Oasis-class ships each of which has committed unsecured bank financing arrangements which include sovereign financing guarantees. Refer to Note 7. Commitments and Contingencies to our consolidated financial statements for further information.

In January 2014, we repaid our €745.0 million 5.625% unsecured senior notes with proceeds from our $380.0 million unsecured term loan facility and our revolving credit facilities and we amended and restated our €365.0 million unsecured term loan due July 2017 primarily to reduce the margin on the facility. Additionally, in March 2014, we amended our unsecured term loans for Oasis of the Seas and Allure of the Seas primarily to reduce the margins on those facilities and eliminate the lenders option to exit those facilities in 2015 and 2017, respectively. Refer to Note 5. Long-Term Debt to our consolidated financial statements for further information.

As of September 30, 2014, our liquidity was $1.6 billion, consisting of approximately $183.2 million in cash and cash equivalents and $1.4 billion available under our unsecured credit facilities. We anticipate that our cash flows from operations and our current financing arrangements, as described above, will be adequate to meet our capital expenditures and debt repayments over the next twelve-month period.

We continue our implementation of a broad profitability improvement program with initiatives aimed at improving our returns on invested capital. One of those initiatives, commenced in the third quarter of 2013, relates to realizing economies of scale and improving service delivery to our travel partners and guests by restructuring and consolidating our global sales, marketing and general and administrative structure. A second initiative, commenced in the fourth quarter of 2013, relates to Pullmantur’s focus on its cruise business and expansion in Latin America. We expect to incur an estimated remaining amount of $6 million of cash outlays, mostly through the end of 2014, to complete these initiatives. We believe the cash outlays will be offset by increased cash inflows from the expected cost savings.

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

Debt Covenants

Certain of our financing agreements contain covenants that require us, among other things, to maintain minimum net worth of at least $6.2 billion, a fixed charge coverage ratio of at least 1.25x and limit our net debt-to-capital ratio to no more than 62.5%.  The fixed charge coverage ratio is calculated by dividing net cash from operations for the past four quarters by the sum of dividend payments plus scheduled principal debt payments in excess of any new financings for the past four quarters. Our minimum net worth and maximum net debt-to-capital calculations exclude the impact of Accumulated other comprehensive (loss) income on total shareholders’ equity. We are well in excess of all debt covenant requirements as of September 30, 2014. The specific covenants and related definitions can be found in the applicable debt agreements, the majority of which have been previously filed with the Securities and Exchange Commission.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Readers are cautioned that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their goals under all potential future conditions.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2013, a class action complaint was filed in June 2011 against Royal Caribbean Cruises Ltd. in the United States District Court for the Southern District of Florida on behalf of a purported class of stateroom attendants employed onboard Royal Caribbean International cruise vessels. The complaint alleged that the stateroom attendants were required to pay other crew members to help with their duties and that certain stateroom attendants were required to work back of house assignments without the ability to earn gratuities, in each case in violation of the U.S. Seaman’s Wage Act. In May 2012, the district court granted our motion to dismiss the complaint on the basis that the applicable collective bargaining agreement requires any such claims to be arbitrated. The United States Court of Appeals, 11th Circuit, affirmed the district court’s dismissal and denied the plaintiffs’ petition for re-hearing and re-hearing en banc. In October 2014, the United States Supreme Court denied the plaintiffs’ request to review the order compelling arbitration. Shortly thereafter, in excess of 450 crew members submitted demands for arbitration. The demands make substantially the same allegations as in the federal court complaint and are similarly seeking damages, wage penalties and interest in an indeterminate amount. Unlike the federal court complaint, the demands for arbitration are being brought individually by each of the crew members and not on behalf of a purported class of stateroom attendants. At this time, we are unable to estimate the possible impact of this matter on us. However, we believe the underlying claims made against us are without merit, and we intend to vigorously defend ourselves against them.

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

Item 6. Exhibits

10.1	2008 Equity Incentive Plan, as amended*

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of the Senior Vice President, Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1
Certifications of the Chairman and Chief Executive Officer and the Senior Vice President, Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code**

*	Filed herewith
**	Furnished herewith

Interactive Data File

101                          The following financial statements from Royal Caribbean Cruises Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, as filed with the SEC on October 23, 2014, formatted in XBRL, as follows:

(i)                     the Consolidated Statements of Comprehensive Income (Loss) for the quarter ended September 30, 2014 and 2013;

(ii)                  the Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2014 and 2013;

(iii)	the Consolidated Balance Sheets at September 30, 2014 and December 31, 2013;

(iv)                the Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; and

(v)                  the Notes to the Consolidated Financial Statements, tagged in summary and detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL CARIBBEAN CRUISES LTD.
(Registrant)

/s/ JASON T. LIBERTY
Jason T. Liberty
Senior Vice President,
Chief Financial Officer
October 23, 2014	(Principal Financial Officer and duly authorized signatory)