Form 10-K
period 2014-12-31
ROYAL CARIBBEAN CRUISES LTD
filed 2015-02-23
CIK 884887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the registrant's common stock at June 30, 2014 (based upon the closing sale price of the common stock on the New York Stock Exchange on June 30, 2014) held by those persons deemed by the registrant to be non-affiliates was approximately $9.9 billion. Shares of the registrant's common stock held by each executive officer and director and by each entity or person that, to the registrant's knowledge, owned 10% or more of the registrant's outstanding common stock as of June 30, 2014 have been excluded from this number in that these persons may be deemed affiliates of the registrant. This determination of possible affiliate status is not necessarily a conclusive determination for other purposes.
There were 219,620,652 shares of common stock outstanding as of February 12, 2015.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement relating to its 2015 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

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

Item 1. Business.

General

We are the world’s second largest cruise company. We own Royal Caribbean International, Celebrity Cruises, Pullmantur, Azamara Club Cruises, CDF Croisières de France and a 50% joint venture interest in TUI Cruises. Together, these six brands operate a combined 43 ships in the cruise vacation industry with an aggregate capacity of approximately 105,750 berths as of December 31, 2014.

Our ships operate on a selection of worldwide itineraries that call on approximately 480 destinations on all seven continents. In addition to our headquarters in Miami, Florida, we have offices and a network of international representatives around the world which primarily focus on our global guest sourcing.

We compete principally on the basis of exceptional service provided by our crew, innovation and quality of ships, variety of itineraries, choice of destinations and price. We believe that our commitment to build state-of-the-art ships and to invest in the maintenance and upgrade of our fleet to, among other things, incorporate our latest signature innovations, allows us to continue to attract new and loyal repeat guests.

We believe cruising continues to be a popular vacation choice due to its inherent value, extensive itineraries and variety of shipboard and shoreside activities. In addition, we believe that our products appeal to a large consumer base and are not dependent on a single market or demographic.

Royal Caribbean was founded in 1968 as a partnership. Its corporate structure evolved over the years and the current parent corporation, Royal Caribbean Cruises Ltd., was incorporated on July 23, 1985 in the Republic of Liberia under the Business Corporation Act of Liberia.

Our Brands

Our global brands include Royal Caribbean International, Celebrity Cruises, and Azamara Club Cruises. These brands are complemented by our Pullmantur brand, which has been tailored to serve the cruise markets in Spain, Portugal and Latin America; our CDF Croisières de France brand, which provides us with a tailored product targeted at the French market; and our 50% joint venture, TUI Cruises, which is specifically tailored for the German market.
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

Royal Caribbean International

We currently operate 22 ships with an aggregate capacity of approximately 64,150 berths under our Royal Caribbean International brand, offering cruise itineraries that range from two to 18 nights. In October 2014, Royal Caribbean International took delivery of the 4,150 berth Quantum of the Seas, its first newbuild since 2010 and the first of a new generation of cruise ships. In addition, we currently have four ships on order for our Royal Caribbean International brand with an aggregate capacity of approximately 19,200 berths. These include our second Quantum-class ship, which is scheduled to enter service in the second quarter of 2015, our third Oasis-class ship and third Quantum-class ship, each of which is scheduled to enter service in the second quarter of 2016 and our fourth Oasis-class ship, which is scheduled to enter service in the second quarter of 2018. Additionally, we announced that we will redeploy Majesty of the Seas from Royal Caribbean International to Pullmantur in 2016. Royal Caribbean International offers a variety of itineraries to destinations worldwide, including Alaska, Asia, Australia, Bahamas, Bermuda, Canada, the Caribbean, Europe, the Panama Canal, South America and New Zealand.

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

Royal Caribbean International has a ship upgrade program designed to incorporate certain of the most popular features of our newer ships across the fleet. From 2011 to 2014, a total of 14 ships have been upgraded under this program. An additional four ships are currently undergoing or scheduled for upgrades in 2015.

Celebrity Cruises

We currently operate 11 ships with an aggregate capacity of approximately 24,900 berths under our Celebrity Cruises brand, offering cruise itineraries that range from two to 23 nights. In February 2015, we entered into construction agreements with STX France to build two new ships of a new generation of Celebrity Cruises ships. These 2,900-berth ships, being developed under the name "Project Edge", are expected to enter service in the second half of 2018 and the first half of 2020, respectively. In September 2014, we sold Celebrity Century to a subsidiary of Skysea Holding International Ltd. ("Skysea Holding"). As part of the sale agreement, we agreed to charter the ship from the buyer until April 2015 to fulfill existing passenger commitments. As discussed further below, we acquired a 35% equity stake in Skysea Holding in November 2014. Celebrity Cruises offers a variety of itineraries to popular destinations, including Alaska, Asia, Australia, Bermuda, Canada, the Caribbean, Europe, Hawaii, New Zealand, the Panama Canal and South America.

Celebrity Cruises is positioned within the premium segment of the cruise vacation industry. Celebrity Cruises’ strategy is to target experienced cruisers and quality and service oriented new cruisers by delivering a destination-rich experience onboard upscale ships that offer, among other things, luxurious accommodations, a high staff-to-guest ratio, fine dining, personalized service and extensive spa facilities. In 2013, the brand completed a ship upgrade program in order to incorporate well-received concepts from its Solstice-class ships.

Azamara Club Cruises

We currently operate two ships with an aggregate capacity of approximately 1,400 berths under our Azamara Club Cruises brand, offering cruise itineraries that range from four to 20 nights. Azamara Club Cruises is designed to serve the up-market segment of the North American, United Kingdom and Australian markets. The up-market segment incorporates elements of the premium segment and the luxury segment which is generally characterized by smaller ships, high standards of accommodation and service, higher prices and exotic itineraries.

Azamara Club Cruises’ strategy is to deliver distinctive destination experiences through unique itineraries with more overnights and longer stays as well as comprehensive tours allowing guests to experience the destination in more depth. Azamara Club Cruises’ focus is to attract experienced travelers who are looking for more comprehensive destination experiences, and who seek a more intimate onboard experience and a high level of service. In furtherance of this strategy, Azamara Club Cruises includes as part of the base price of the cruise certain complimentary onboard services, amenities and activities which are not normally included in the base price of most other cruise lines. Azamara Club Cruises sails in Asia, Northern and Western Europe, the Mediterranean, South and Central America, the less-traveled islands of the Caribbean and North America.

Pullmantur

We currently operate three ships with an aggregate capacity of approximately 6,200 berths under our Pullmantur brand, offering cruise itineraries that range from two to 17 nights throughout South America, the Caribbean and Europe. Additionally, we announced that Majesty of the Seas will be redeployed from Royal Caribbean International to Pullmantur in 2016. Pullmantur serves the contemporary segment of the Spanish, Portuguese and Latin American cruise markets. Pullmantur's strategy is to attract cruise guests from these target markets by providing a variety of cruising options and onboard activities directed at couples and families traveling with children. Over the last few years, Pullmantur has systematically increased its focus on Latin America and has expanded its presence in that market.

In order to facilitate Pullmantur's ability to focus on its core cruise business, on March 31, 2014, Pullmantur sold the majority of its interest in its non-core businesses. These non-core businesses included Pullmantur’s land-based tour operations, travel agency and 49% interest in its air business. In connection with the sale agreement, we retained a 19% interest in each of the non-core businesses as well as 100% ownership of the aircraft which are being dry leased to Pullmantur Air. See Note 1. General and Note 6. Other Assets to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further details.

CDF Croisières de France

We currently operate two ships with an aggregate capacity of approximately 2,800 berths under our CDF Croisières de France brand. CDF Croisières de France offers seasonal itineraries to the Mediterranean, Europe and Caribbean. During the winter season, Zenith is deployed to the Pullmantur brand for sailings in South America. CDF Croisières de France is designed to serve the contemporary segment of the French cruise market by providing a brand tailored for French cruise guests.

TUI Cruises

TUI Cruises is a joint venture owned 50% by us and 50% by TUI AG, a German tourism and shipping company, and is designed to serve the contemporary and premium segments of the German cruise market by offering a product tailored for German guests. All onboard activities, services, shore excursions and menu offerings are designed to suit the preferences of this target market. TUI Cruises operates three ships, Mein Schiff 1, Mein Schiff 2 and Mein Schiff 3, with an aggregate capacity of approximately 6,300 berths. In addition, TUI Cruises currently has three newbuild ships on order at the Finnish Meyer Turku yard with an aggregate capacity of approximately 7,500 berths: Mein Schiff 4, scheduled for delivery in the second quarter of 2015, Mein Schiff 5, scheduled for delivery in the third quarter of

2016 and Mein Schiff 6, scheduled for delivery in the second quarter of 2017.

Other

In November 2014, we formed a strategic partnership with Ctrip.com International Ltd. ("Ctrip"), a Chinese travel service provider, to operate a new cruise brand known as SkySea Cruises. SkySea Cruises will offer a custom-tailored product for Chinese cruise guests operating the ship purchased from Celebrity Cruises. The new cruise line will begin service in the second quarter of 2015. We and Ctrip each own 35% of the new company, Skysea Holding, with the balance being owned by Skysea Holding management and a private equity fund.

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

The following table details market penetration rates for North America and Europe computed based on the number of annual cruise guests as a percentage of the total population:

Year	North America(1)	Europe(2)
2010	3.1%	1.1%
2011	3.4%	1.1%
2012	3.3%	1.2%
2013	3.4%	1.2%
2014	3.5%	1.3%

(1)
Source: Our estimates are based on a combination of data obtained from publicly available sources including the International Monetary Fund and Cruise Lines International Association ("CLIA"). Rates are based on cruise guests carried for at least two consecutive nights. Includes the United States of America and Canada.

(2)	Source: Our estimates are based on a combination of data obtained from publicly available sources including the International Monetary Fund and CLIA Europe, formerly European Cruise Council.

We estimate that the global cruise fleet was served by approximately 457,000 berths on approximately 283 ships at the end of 2014. There are approximately 33 ships with an estimated 98,650 berths that are expected to be placed in service in the global cruise market between 2015 and 2019, although it is also possible that ships could be ordered or taken out of service during these periods. We estimate that the global cruise industry carried 22.0 million cruise guests in 2014 compared to 21.3 million cruise guests carried in 2013 and 20.9 million cruise guests carried in 2012.

The following table details the growth in global weighted average berths and the global, North American and European cruise guests over the past five years:

Year	Weighted-Average Supply of Berths Marketed Globally(1)	Royal Caribbean Cruises Ltd. Total Berths	Global Cruise Guests(1)	North American Cruise Guests(2)	European Cruise Guests (3)
2010	391,000	92,300	18,800,000	10,781,000	5,540,000
2011	412,000	92,650	20,227,000	11,625,000	5,894,000
2012	425,000	98,650	20,898,000	11,640,000	6,139,000
2013	432,000	98,750	21,300,000	11,816,000	6,399,000
2014	448,000	105,750	22,006,063	12,260,238	6,535,365
_______________________________________________________________________________

(1)
Source: Our estimates of the number of global cruise guests and the weighted-average supply of berths marketed globally are based on a combination of data that we obtain from various publicly available cruise industry trade information sources including Seatrade Insider, Cruise Industry News and CLIA. In addition, our estimates incorporate our own statistical analysis utilizing the same publicly available cruise industry data as a base.

(2)	Source: CLIA based on cruise guests carried for at least two consecutive nights (see number 1 above). Includes the United States of America and Canada.

(3)	Source: CLIA Europe, formerly European Cruise Council, (see number 2 above).

North America

The majority of cruise guests are sourced from North America, which represented approximately 55.7% of global cruise guests in 2014. The compound annual growth rate in cruise guests sourced from this market was approximately 3.3% from 2010 to 2014.

Europe

Cruise guests sourced from Europe represented approximately 29.7% of global cruise guests in 2014. The compound annual growth rate in cruise guests sourced from this market was approximately 4.2% from 2010 to 2014.

Asia/Pacific

In addition to expected industry growth in North America and Europe, we expect the Asia/Pacific region to demonstrate an even higher growth rate in the near term, although it will continue to represent a relatively small sector compared to North America and Europe. Based on industry data, cruise guests sourced from the Asia/Pacific region represented approximately 8.5% of global cruise guests in 2014. The compound annual growth rate in cruise guests sourced from this market was approximately 16.4% from 2010 to 2014.

Competition

We compete with a number of cruise lines. Our principal competitors are Carnival Corporation & plc, which owns, among others, Aida Cruises, Carnival Cruise Line, Costa Cruises, Cunard Line, Holland America Line, Iberocruceros, P&O Cruises and Princess Cruises; Disney Cruise Line; MSC Cruises; Norwegian Cruise Line Holdings Ltd, which owns Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises. Cruise lines compete with other vacation alternatives such as land-based resort hotels and sightseeing destinations for consumers’ leisure time. Demand for such activities is influenced by political and general economic conditions. Companies within the vacation market are dependent on consumer discretionary spending.

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

•
strategically invest in our fleet through the upgrade and maintenance of existing ships and the transfer of key innovations across each brand, while prudently expanding our fleet with new state-of-the-art cruise ships,

•
capitalize on the portability and flexibility of our ships by deploying them into those markets and itineraries that provide opportunities to optimize returns, while continuing our focus on existing key markets,

•	further enhance our technological capabilities to service customer preferences and expectations in an innovative manner, while supporting our strategic focus on profitability, and

•	maintain strong relationships with travel agencies, which continue to be the principal industry distribution channel, while enhancing our consumer outreach programs.

Safety, Environment and Health policies

We are committed to protecting the safety, environment and health of our guests, employees and others working on our behalf. We are also committed to protecting the marine environment and communities in which we operate. As part of this commitment, our Safety, Environment and Health Department oversees our maritime safety, global security, environmental stewardship and medical/public health activities. Our dedication to these areas is guided by a Maritime Advisory Board of experts and overseen by the Safety, Environment and Health Committee of our Board of Directors. We publicly share our safety, environment and health performance along with our social and governance performance through our annual Stewardship Report (calendar years 2008 through 2012) and through its successor, our Sustainability Report, each of which can be accessed on our brand websites. Our most recent report, covering the 2013 year, adopted the Global Reporting Initiative format widely used around the world to help companies better identify and report on the environmental and social aspects that are most significant to the organization and its stakeholders. Our brand websites also provide information about our environmental performance goals and our voluntary reporting of onboard security incidents. The foregoing information contained on our websites is not a part of any of these reports and is not incorporated by reference herein or in any other report or document we file with the Securities and Exchange Commission.

Human capital

We believe that our employees, both shipboard and shoreside, are a critical success factor for our business. We strive to identify, hire, develop, motivate and retain the best employees, who provide our guests with extraordinary vacations. Attracting, engaging, and retaining key employees has been and will remain critical to our success.

We focus on providing our employees with a competitive compensation structure and development and other personal and professional growth opportunities in order to strengthen and support our human capital. We also select, develop and have strategies to retain high performing leaders to advance the enterprise now and in the future. To that end, we pay special attention to identifying high performing potential leaders and developing deep bench strength so these leaders can assume leadership roles throughout the organization. We strive to maintain a work environment that reinforces collaboration, motivation and innovation, and believe that maintaining our strong employee-focused culture is beneficial to the growth and expansion of our business.

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

Global awareness and market penetration

We increase brand awareness and market penetration of our cruise brands in various ways, including through the use of communication strategies and marketing campaigns designed to emphasize the unique qualities of each brand and to broaden the awareness of the brand, especially among the brand's target customer groups. Our marketing strategies include the use of traditional media, social media, brand websites and travel agencies. Our brands engage past and potential guests by collaborating with travel partners and through call centers, international offices and international representatives. In addition, Royal Caribbean International, Celebrity Cruises and Azamara Club Cruises target repeat guests with exclusive benefits offered through their respective loyalty programs.

We also increase brand awareness across all of our brands through travel agencies, which generate the majority of our bookings. We are committed to this very important distribution channel by continuing to focus the travel agents on the unique qualities of each of our brands.

We sell and market our global brands, Royal Caribbean International, Celebrity Cruises and Azamara Club Cruises, to guests outside of the United States and Canada through our offices in the United Kingdom, France, Germany, Norway, Italy, Spain, Singapore, China, Brazil, Australia and Mexico. We believe that having a local presence in these markets provides us with the ability to react more quickly to local market conditions and better understand our consumer base in each market. We further extend our geographic reach with a network of 38 independent international representatives located throughout the world covering 115 countries. Historically, our focus has been to primarily source guests for our global brands from North America. We also continue to expand our focus on selling and marketing our cruise brands to guests in countries outside of North America by tailoring itineraries and onboard product offerings to the cultural characteristics and preferences of our international guests. In addition, we explore opportunities that may arise to acquire or develop brands tailored to specific markets.

Passenger ticket revenues generated by sales originating in countries outside of the United States were approximately 47% of total passenger ticket revenues in 2014 and 48% and 49% in 2013 and 2012, respectively. International guests have grown from approximately 1.8 million in 2010 to approximately 2.2 million in 2014.

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

Fleet upgrade, maintenance and expansion

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

Our upgrade and maintenance programs enable us to incorporate many of our latest signature innovations throughout the brand fleet and allow us to benefit from economies of scale by leveraging our suppliers. Ensuring consistency across our fleet provides us with the flexibility to redeploy our ships among our brand portfolio.

We are committed to building state-of-the-art ships and our brands, excluding our 50% joint venture TUI Cruises, currently have effective agreements for the construction of four new ships. These consist of two Quantum-class ships, which are scheduled to enter service in the second quarters of 2015 and 2016 and two Oasis-class ships, which are scheduled to enter service in the second quarters of 2016 and 2018, respectively. We also reached conditional agreements with STX France to build two ships of a new generation for Celebrity Cruises, which are scheduled to enter service in the second half of 2018 and the first half of 2020. The addition of these six ships is expected to increase our passenger capacity by approximately 25,000 berths by December 31, 2020, or approximately 25.1%, as compared to our capacity as of December 31, 2014.

TUI Cruises, our 50% joint venture, currently has effective agreements for the construction of three new ships. These ships are scheduled to enter service in the second quarter of 2015, third quarter of 2016 and second quarter of 2017, with an expected total capacity of 7,500 berths.

We continuously evaluate opportunities to order new ships, purchase existing ships or sell ships in our current fleet.

Markets and itineraries

In an effort to penetrate untapped markets, diversify our consumer base and respond to changing economic and geopolitical market conditions, we continue to seek opportunities to optimally deploy ships to new and stronger markets and itineraries throughout the world. The portability of our ships allows us to readily deploy our ships to meet demand within our existing cruise markets. We make deployment decisions generally 12 to 18 months in advance, with the goal of optimizing the overall profitability of our portfolio. Additionally, the infrastructure investments we have made to create a flexible global sourcing model has made our brands relevant in a number of markets around the world, which allows us to be opportunistic and source the highest yielding guests for our itineraries.

Our ships offer a wide selection of itineraries that call on approximately 480 destinations in 113 countries, spanning all seven continents. We are focused on obtaining the best possible long-term shareholder returns by operating in established markets while growing our presence in developing markets. New capacity allows us to expand into new markets and itineraries. Our brands have expanded their mix of itineraries while strengthening our ability to further penetrate the Asian, Australian, Caribbean, and Latin American markets. Additionally, in order to capitalize on the summer season in the Southern Hemisphere and mitigate the impact of the winter weather in the Northern Hemisphere, our brands have focused on deployment in Australia and Latin America during that period.

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

Technological capabilities

The need to develop and use innovative technology is increasingly important. Technology is a pervasive part of virtually every business process we use to support our strategic focus and provide a quality experience to our customers before, during and after their cruise. Moreover, as the use of our various websites and social media platforms continue to increase along with the use of technology onboard our ships by both our guests and crew, we continually need to upgrade our systems, infrastructure and technologies to facilitate this growth. As a result, we have launched several new initiatives, which include among other improvements, revamped websites, new vacation packaging capabilities, support of mobile apps and modern high speed bandwidth capabilities onboard our three largest vessels. We also provided a host of new and innovative guest engaging technologies on our newest ship, the Quantum of the Seas.

To support our strategic focus on improving revenue yields, we began to implement new capabilities to improve our revenue management systems and decision support processes. As part of this effort, we have introduced new price optimization tools and continue to further leverage the pricing and promotion management capabilities in our reservations system.

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

To support our sales initiatives, we have established a Consumer Outreach department which allows consumers 24-hour access to our vacation planners, group vacation planners and customer service agents in our call centers. In addition, we maintain and invest in our websites, including mobile applications and mobile websites, which allow guests to directly plan, book and customize their cruise, as well as encourage guests to book their next cruise vacations onboard our ships.

Guest Services

We offer to handle virtually all travel aspects related to guest reservations and transportation, including arranging guest pre- and post-hotel stay arrangements and air transportation.

Royal Caribbean International, Celebrity Cruises and Azamara Club Cruises offer rewards to their guests through their loyalty programs, Crown & Anchor Society, Captain’s Club and Le Club Voyage, respectively, to encourage repeat business. Crown & Anchor Society has approximately 8.4 million members worldwide. Captain’s Club and Le Club Voyage have 2.9 million members combined worldwide. Members earn increasing membership status by accumulating cruise points or credits, depending on the brand, which may be redeemed on future sailings. Members are awarded points or credits in proportion to the number of cruise days and stateroom category. The loyalty programs provide certain tiers of membership benefits which can be redeemed by guests after accumulating the number of cruise points or credits specified for each tier. In addition, upon achieving a certain level of cruise points or credits, members benefit from reciprocal membership benefits across all of our loyalty programs. Examples of the rewards available under our loyalty programs include, but are not limited to, priority ship embarkation, priority waitlist for shore excursions, complimentary laundry service, complimentary internet, booklets with onboard discount offers, upgraded bathroom amenities, private seating on the pool deck, ship tours and, in the case of our most loyal guests who have achieved the highest levels of cruise points or credits, complimentary cruise days. We regularly work to enhance each of our loyalty programs by adding new features and amenities in order to reward our repeat guests.

Operations

Cruise Ships and Itineraries

As of December 31, 2014, our brands, including our 50% joint venture TUI Cruises, operate 43 ships with a selection of worldwide itineraries ranging from two to 23 nights that call on approximately 480 destinations.

The following table presents summary information concerning the ships we will operate in 2015 under these six cruise brands and their geographic areas of operation based on current 2015 itineraries (subject to change).

Ship	Year Ship Built	Year Ship Entered Service(1)	Approximate Berths	Primary Areas of Operation
Royal Caribbean International
Anthem of the Seas	2015	2015	4,150	Europe, Eastern/Western/Southern Caribbean, Bahamas
Quantum of the Seas	2014	2014	4,150	Bahamas, Eastern/Southern Caribbean, Asia
Allure of the Seas	2010	2010	5,400	Eastern/Western Caribbean, Europe
Oasis of the Seas	2009	2009	5,450	Eastern/Western Caribbean
Independence of the Seas	2008	2008	3,600	Eastern/Western Caribbean
Liberty of the Seas	2007	2007	3,600	Eastern/Western Caribbean, Bermuda, Canada
Freedom of the Seas	2006	2006	3,600	Eastern/Western Caribbean
Jewel of the Seas	2004	2004	2,100	Alaska, Southern Caribbean
Mariner of the Seas	2003	2003	3,100	Asia
Serenade of the Seas	2003	2003	2,100	Southern Caribbean, Europe, Canada
Navigator of the Seas	2002	2002	3,250	Eastern/Western Caribbean
Brilliance of the Seas	2002	2002	2,100	Europe, Western Caribbean, Canada
Adventure of the Seas	2001	2001	3,100	Southern Caribbean
Radiance of the Seas	2001	2001	2,100	Alaska, Australia/New Zealand
Explorer of the Seas	2000	2000	3,100	Eastern/Southern Caribbean, Europe, Australia/New Zealand
Voyager of the Seas	1999	1999	3,250	Asia, Australia/New Zealand
Vision of the Seas	1998	1998	2,000	Western Caribbean, Europe
Enchantment of the Seas	1997	1997	2,250	Bahamas
Rhapsody of the Seas	1997	1997	2,000	Europe, South America
Grandeur of the Seas	1996	1996	1,950	Southern/Eastern/Western Caribbean, Bermuda, Canada
Splendour of the Seas	1996	1996	1,800	Europe, Dubai
Legend of the Seas	1995	1995	1,800	Eastern/Southern Caribbean, Asia, Australia/New Zealand
Majesty of the Seas	1992	1992	2,350	Bahamas
Celebrity Cruises
Celebrity Reflection	2012	2012	3,000	Europe, Eastern/Western Caribbean
Celebrity Silhouette	2011	2011	2,850	Europe, Eastern/Western Caribbean
Celebrity Eclipse	2010	2010	2,850	Europe, Southern Caribbean
Celebrity Equinox	2009	2009	2,850	Europe, Eastern/Western/Southern Caribbean
Celebrity Solstice	2008	2008	2,850	Alaska, Australia/New Zealand
Celebrity Constellation	2002	2002	2,150	Short Caribbean, Eastern Caribbean, Europe
Celebrity Summit	2001	2001	2,150	Southern Caribbean, Bermuda, Canada
Celebrity Infinity	2001	2001	2,150	Alaska, Panama Canal, S. America
Celebrity Millennium	2000	2000	2,150	Alaska, Asia
Celebrity Century(2)	1995	1995	1,800	Asia
Celebrity Xpedition	2001	2004	100	Galapagos Islands

Ship	Year Ship Built	Year Ship Entered Service(1)	Approximate Berths	Primary Areas of Operation
Azamara Club Cruises
Azamara Quest	2000	2007	700	Europe, Asia
Azamara Journey	2000	2007	700	Europe, Asia, Central/South America, Eastern/Western and Southern Caribbean, Panama Canal
Pullmantur(3)
Monarch	1991	2013	2,350	Southern Caribbean
Empress	1990	2008	1,600	Europe, Brazil
Sovereign	1988	2008	2,300	Europe, Brazil
CDF Croisières de France
Horizon	1990	2010	1,400	Europe, Southern Caribbean
Zenith(4)	1992	2014	1,400	Europe, Brazil
TUI Cruises
Mein Schiff 4	2015	2015	2,500	Northern Europe, Canary Islands
Mein Schiff 3	2014	2014	2,500	Europe, Canary Islands
Mein Schiff 2	1997	2011	1,900	Europe, Middle East, Southern Caribbean
Mein Schiff 1	1996	2009	1,900	Europe, Canary Islands, Southern Caribbean
Total			112,450
_______________________________________________________________________________

(1)	The year a ship entered service refers to the year in which the ship commenced cruise revenue operations for the brand.

(2)
Celebrity Century was built in 1995. In September 2014, Celebrity Century was sold to Skysea Holdings International Ltd. As part of the sale agreement, we agreed to charter the Celebrity Century from the buyer through April 2015 in order to fulfill existing passenger commitments. After the end of the charter period, the ship will be operated by the brand SkySea Cruises.

(3)
Does not include Pullmantur’s Ocean Dream as it was delivered to an unrelated third-party in April 2012 as part of a six-year bareboat charter agreement. The charter agreement provides a renewal option exercisable by the unrelated third-party for an additional four years.

(4)	Zenith was redeployed from Pullmantur to CDF Croisières de France in January 2014.

Our brands, including our 50% joint venture, TUI Cruises, have seven ships on order. Two ships on order are being built in Germany by Meyer Werft GmbH, three are being built in Finland by Meyer Turku shipyard and two are being built in France by STX France. The expected dates that our ships on order will enter service and their approximate berths are as follows:

Ship	Expected to Enter Service	Approximate Berths
Royal Caribbean International—
Quantum-class:
Anthem of the Seas	2nd Quarter 2015	4,150
Ovation of the Seas	2nd Quarter 2016	4,150
Oasis-class:
Oasis 3	2nd Quarter 2016	5,450
Oasis 4	2nd Quarter 2018	5,450
TUI Cruises (50% joint venture)—
Mein Schiff 4	2nd Quarter 2015	2,500
Mein Schiff 5	3rd Quarter 2016	2,500
Mein Schiff 6	2nd Quarter 2017	2,500
Total Berths		26,700

In addition, we reached conditional agreements with STX France to build two ships of a new generation of Celebrity Cruises ships, known as "Project Edge." The agreements are subject to certain conditions to effectiveness expected to occur in the second quarter of 2015. The ships will each have a capacity of approximately 2,900 berths and are expected to enter service in the second half of 2018 and the first half of 2020, respectively.

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

Passengers and Capacity

Selected statistical information is shown in the following table (see Description of Certain Line Items and Selected Operational and Financial Metrics under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, for definitions):

	Year Ended December 31,
	2014	2013	2012	2011	2010
Passengers Carried	5,149,952	4,884,763	4,852,079	4,850,010	4,585,920
Passenger Cruise Days	36,710,966	35,561,772	35,197,783	34,818,335	32,251,217
Available Passenger Cruise Days (APCD)	34,773,915	33,974,852	33,705,584	33,235,508	30,911,073
Occupancy	105.6%	104.7%	104.4%	104.8%	104.3%

Cruise Pricing

Our cruise ticket prices include accommodations and a wide variety of activities and amenities, including meals and entertainment. Prices vary depending on many factors including the destination, cruise length, stateroom category selected and the time of year the cruise takes place. Although we grant credit terms in select markets mainly outside of the United States, our payment terms generally require an upfront deposit to confirm a reservation, with the balance due prior to the sailing. During the selling period of a cruise, we continually monitor and adjust our cruise ticket prices for available guest staterooms based on demand, with the objective of maximizing net yields. During 2014, we developed and implemented revenue management tools that enabled us to better understand and react to the current demand and pricing environment. Historically, we have opened cruises for sale at least one year in advance and often as much as two years in advance. Our air transportation program is available in major cities around the world and prices vary by gateway and destination. Generally, air tickets are sold to guests at prices close to cost.

Passenger ticket revenues accounted for approximately 73%, 72% and 73% of total revenues in 2014, 2013 and 2012, respectively.

Onboard Activities and Other Revenues

Our cruise brands offer modern fleets with a wide array of onboard services, amenities and activities which vary by brand and ship. While many onboard activities are included in the base price of a cruise, we realize additional revenues from, among other things, gaming, the sale of alcoholic and other beverages, internet and other telecommunication services, gift shop items, shore excursions, photography, spa/salon and fitness services, art auctions, catalogue gifts for guests and a wide variety of specialty restaurants and dining options. Many of these services are available for pre-booking on the internet prior to embarkation.

In conjunction with our cruise vacations, we offer pre- and post-cruise hotel packages to our Royal Caribbean International, Celebrity Cruises and Azamara Club Cruises guests. During 2014, we continued to expand the markets in which we sell our cruise vacation protection coverage, which provides guests with coverage for trip cancellation, medical protection and baggage protection. Onboard and other revenues accounted for approximately 27%, 28% and 27% of total revenues in 2014, 2013 and 2012, respectively.

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

Employees

As of December 31, 2014, our brands, excluding our 50% joint venture, TUI Cruises, employed over 64,000 employees, including 58,000 shipboard employees as well as 5,700 full-time and 600 part-time employees in our shoreside operations. As of December 31, 2014, approximately 86% of our shipboard employees were covered by collective bargaining agreements.

Insurance

We maintain insurance on the hull and machinery of our ships, with insured values generally equal to the net book value of each ship. This coverage is maintained with financially sound insurance underwriters from the British, Scandinavian, French, United States and other reputable international insurance markets.

We maintain protection and indemnity liability insurance, which provides coverage for liabilities, costs and expenses for illness and injury to crew, guest injury, pollution and other third-party claims that arise out of, or are the result of, our cruise operations. Our vessels are insured through either the United Kingdom Mutual Steam Ship Assurance Association (Bermuda) Limited or the Steamship Mutual Underwriting Association (Bermuda) Limited. Our protection and indemnity liability insurance is done on a mutual basis and we are subject to additional premium calls in amounts based on claim records of all members of the mutual protection and indemnity association. We are also subject to additional premium calls based on investment shortfalls experienced by the insurer.

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

Insurance coverage for shoreside property, shipboard inventory, general liability, off-vessel liability, directors & officers and network & privacy risks are maintained with insurance underwriters in the United States and the United Kingdom.

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

International regulations, namely the European Union's Passenger Liability Regulations (effective December 31, 2012) and the Athens Convention 2002 Protocol (effective April 2014 ) require substantial increases to the level of compulsory insurance which must be maintained by passenger ship operators. Maintaining compliance with these regulations has not had a material impact on operating costs.

Trademarks

We own a number of registered trademarks related to the Royal Caribbean International, Celebrity Cruises, Azamara Club Cruises, Pullmantur and CDF Croisières de France cruise brands. The registered trademarks include the name “Royal Caribbean International” and its crown and anchor logo, the name “Celebrity Cruises” and its “X” logo, the name “Azamara Club Cruises” and its globe with an “A” logo, the names “Pullmantur Cruises” and “Pullmantur” and their logos, the name “CDF Croisières de France” and its logo, and the names of various cruise ships, as well as loyalty program names and other marketing programs. We believe our trademarks are widely recognized throughout the world and have considerable value.

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

The Cruise Vessel Security and Safety Act of 2010, which applies to passenger vessels which embark or include port stops within the United States, requires the implementation of certain safety design features as well as the establishment of practices for the reporting of and dealing with allegations of crime. The cruise industry supported this legislation and we believe that our internal standards are generally as strict or stricter than the law requires. A few provisions of the law call for regulations which have not yet been finalized; however, based on proposed regulations issued by the U.S. Coast Guard in January 2015, we do not expect any material costs due to implementing these regulations.

Environmental Regulations

We are subject to various international and national laws and regulations relating to environmental protection. Under such laws and regulations, we are generally prohibited from discharging materials other than food waste into the waterways. We have made, and will continue to make, capital and other expenditures to comply with environmental laws and regulations. From time to time, environmental and other regulators consider more stringent regulations, which may affect our operations and increase our compliance costs. We believe that the impact of ships on the global environment will continue to be an area of focus by the relevant authorities throughout the world and, accordingly, may subject us to increasing compliance costs in the future, including the items described below.

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
The MARPOL Regulations also establish special Emission Control Areas (‘‘ECAs’’) with stringent limitations on sulfur and nitrogen oxide emissions in these areas. As of February 2015, there are four established ECAs: the Baltic Sea, the North Sea/English Channel, certain waters surrounding the North American coast, and the waters surrounding Puerto Rico and the U.S. Virgin Islands.
Since January 1, 2015, ships operating in ECAs have been required to reduce their fuel sulfur content from 1.0% to 0.1%. We have been planning for this additional requirement for the last several years and continue to take steps to mitigate the potential impact on our fuel cost. Both of the ships delivered in 2014 (Quantum of the Seas and Mein Schiff 3) are equipped with advanced emissions purification ("AEP") systems covering all engines. In addition, all of our ships on order will be built with similar capabilities. As these new vessels are delivered, they will provide us with additional operational and deployment flexibility.
In addition, we have been actively developing and testing AEP systems on our existing fleet. We have now received exemptions for 19 of our ships which will apply while they are sailing in the North American and Caribbean ECAs. These exemptions delay the requirement to comply with the additional sulfur content reduction pending our continued development and deployment of AEP systems on these ships. We believe that the learning from our existing endeavors as well as our further efforts with regards to this technology will allow us to execute an effective AEP system retrofit strategy for our fleet.
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
We have also taken a number of other steps to improve the overall fuel efficiency of our fleet, including our new ships on order, and, accordingly, reduce our fuel costs. We continue to work to improve the efficiency of our existing fleet, including improvements in operations and voyage planning as well as improvements to the propulsion, machinery, HVAC and lighting systems. The overall impact of these efforts has resulted in a 21% improvement in energy efficiency since 2005 and we believe that our energy consumption per guest is currently the lowest in the cruise industry.
In July 2011, new MARPOL Regulations introduced mandatory measures to reduce greenhouse gas emissions. These include the utilization of an energy efficiency design index (EEDI) for new ships as well as the establishment of an energy efficient management plan for all ships. The EEDI is a performance-based mechanism that requires a certain minimum energy efficiency in new ships. These regulations apply to new vessels commissioned after January 1, 2013. Compliance with these regulations has not had nor do we expect it to have a material effect on our operating costs. In June 2013, the European Commission proposed legislation which would require cruise ship operators using ports in the European Union to monitor and report on the vessels’ annual carbon dioxide emissions starting in 2018. We expect that compliance with this regulation, if adopted, will not materially impact our results of operations.

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
Consumer Financial Responsibility Regulations

We are required to obtain certificates from the United States Federal Maritime Commission relating to our ability to satisfy liability in cases of non-performance of obligations to guests, as well as casualty and personal injury. As a condition to obtaining the required certificates, we arrange through our insurers for the provision of surety for three of our ship-operating companies. The required surety amount is currently $22.0 million per operator. However, under amendments approved in February 2013, the required amount will increase to $30.0 million per operator by April 2015 and will be subject to additional consumer price index based adjustments thereafter. We do not anticipate that compliance with the new rules will have a material effect on our costs.
We are also required by the United Kingdom, Norway, Finland, and the Baltics to establish our financial responsibility for any liability resulting from the non-performance of our obligations to guests from these jurisdictions. In the United Kingdom we are currently required by the Association of British Travel Agents to provide performance bonds totaling approximately £31.5 million. The Norwegian Travel Guarantee Fund requires us to maintain performance bonds in varying amounts during the course of the year to cover our financial responsibility in Norway, Finland and the Baltics. These amounts ranged from NOK 33 million to NOK 87 million during 2014.
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
Our consolidated operations are primarily foreign corporations engaged in the owning and operating of passenger cruise ships in international transportation.
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
Pullmantur has sales and marketing functions. These activities are subject to Spanish taxation. The tax from these operations is not considered significant to our operations.
United Kingdom Income Tax

We operate fourteen ships under companies which have elected to be subject to the United Kingdom tonnage tax regime (“U.K. tonnage tax”).
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
Brazilian Income Tax
Pullmantur and our U.K. tonnage tax company charters certain ships to Brazilian companies for operations in Brazil from November to May. Some of these charters are with unrelated third parties and others are with a Brazilian affiliate. The Brazilian affiliate’s earnings are subject to Brazilian taxation which is not considered significant. The charter payments made to the U.K. tonnage tax company and to Pullmantur are exempt from Brazilian income tax under current Brazilian domestic law. Additionally, some remittances of revenue from sales of certain cruises in the Brazilian market benefit from an exemption from withholding taxes which is scheduled to expire at the end of 2015. If the exemption is not extended, this may result in increased taxation for our Brazilian operations.
Chinese Taxation
Our U.K. tonnage tax company operates ships in international transportation in China. The income earned from this operation is exempt from taxation in China under the U.K./China double tax treaty and other circulars addressing indirect taxes. Changes to or failure to qualify for the treaty or circular could cause us to lose the benefits provided which would have a material impact on our results of operations. Our Chinese income from non-shipping activities or from shipping activities not qualifying for treaty or circular protection and which are considered insignificant, remain subject to Chinese taxation.
Other Taxation
We and certain of our subsidiaries are subject to value-added and other indirect taxes most of which are reclaimable, zero-rated or exempt. Changes in the application or interpretation of applicable indirect tax laws or changes in tax legislation could have a material impact on our results of operations.
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

Executive Officers of the Company
As of February 23, 2015, our executive officers are:

Name	Age	Position
Richard D. Fain	67	Chairman, Chief Executive Officer and Director
Adam M. Goldstein	55	President and Chief Operating Officer
Michael W. Bayley	56	President and Chief Executive Officer, Royal Caribbean International
Lisa Lutoff-Perlo	57	President and Chief Executive Officer, Celebrity Cruises
Lawrence Pimentel	63	President and Chief Executive Officer, Azamara Club Cruises
Jorge Vilches	41	President and Chief Executive Officer, Pullmantur
Jason T. Liberty	39	Chief Financial Officer
Harri U. Kulovaara	62	Executive Vice President, Maritime
Bradley H. Stein	59	Senior Vice President, General Counsel, Chief Compliance Officer
Henry L. Pujol	47	Senior Vice President, Chief Accounting Officer

Richard D. Fain has served as a director since 1979 and as our Chairman and Chief Executive Officer since 1988. Mr. Fain has been involved in the shipping industry for approximately 40 years.
Adam M. Goldstein has served as President and Chief Operating Officer since April 2014. Prior to this, he served as President of Royal Caribbean International since February 2005 and as its President and Chief Executive Officer since September 2007. Mr. Goldstein has been employed with Royal Caribbean since 1988 in a variety of positions, including Executive Vice President, Brand Operations of Royal Caribbean International, Senior Vice President, Total Guest Satisfaction and Senior Vice President, Marketing. Mr. Goldstein served as National Chair of the United States Travel Association (formerly, Travel Industry Association of America) in 2001. In November 2014, the Board of Directors of Cruise Lines International Association ("CLIA") elected Mr. Goldstein to serve a two-year term as Chairman of CLIA beginning January 1, 2015.
Michael W. Bayley has served as President and Chief Executive Officer of Royal Caribbean International since December 2014. Prior to this, he served as President and Chief Executive Officer of Celebrity Cruises since August 2012. Mr. Bayley has been employed by Royal Caribbean for over 30 years, having started as an Assistant Purser onboard one of the Company’s ships. He has served in a number of roles including as Executive Vice President, Operations from February 2012 until August 2012. Other positions Mr. Bayley has held include Executive Vice President, International from May 2010 until February 2012; Senior Vice President, International from December 2007 to May 2010; Senior Vice President, Hotel Operations for Royal Caribbean International; and Chairman and Managing Director of Island Cruises.
Lisa Lutoff-Perlo has served as President and Chief Executive Officer of Celebrity Cruises since December 2014. Prior to this, she served as Executive Vice President, Operations for Royal Caribbean International since September 2012. Ms. Lutoff-Perlo has been employed with the Company since 1985 in a variety of positions within both Celebrity Cruises and Royal Caribbean International.  She started at Royal Caribbean International as District Sales Manager for New England and from August 2008 to August 2012, she was responsible for Celebrity Cruises’ entire hotel operation. In her role as Executive Vice President of Operations, Ms. Lutoff-Perlo was responsible for all of Royal Caribbean International's hotel, marine and port operations.
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

Jorge Vilches has served as President and Chief Executive Officer of Pullmantur since July 2014. Mr. Vilches has spent the past 10 years in the travel industry, holding various positions with LATAM Airlines Group S.A., one of the largest airline groups in the world whose shares are traded in Santiago. Most recently, from 2012 to May 2014, he served as Chief Executive Officer of LATAM's long haul business unit, the group's biggest division in terms of capacity and revenue, and, prior to that, as CEO of LAN Peru from 2007 to 2012.
Jason T. Liberty has been employed by the Company since 2005 and has served as Chief Financial Officer since May 2013. Mr. Liberty previously served as Senior Vice President, Strategy and Finance from September 2012 through May 2013, overseeing the Company’s Corporate and Strategic Planning, Treasury, Investor Relations and Deployment functions. Prior to this, Mr. Liberty served, from 2010 through 2012, as Vice President of Corporate and Revenue Planning and, from 2008 to 2010, as Vice President of Corporate and Strategic Planning. Before joining Royal Caribbean, Mr. Liberty was a Senior Manager at the international public accounting firm of KPMG LLP.
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
The demand for cruises is affected by international, national and local economic and geopolitical conditions. In recent years, we have been faced with very challenging global economic conditions, which have adversely affected vacationers’ discretionary income and consumer confidence. This, in turn, resulted in cruise booking slowdowns, decreased cruise prices and lower onboard revenues for us and for others in the cruise industry as compared to more robust economic times. Although the cruise industry continued to recover in 2014, ongoing economic challenges continue in certain key markets, including Europe. In addition, we cannot predict with any certainty whether demand for cruises will continue to improve in countries that have experienced improved economic conditions or the strength of such improvement. Any significant deterioration of global, national or local economic conditions could result in a prolonged period of booking slowdowns, depressed cruise prices and reduced onboard revenues. Demand for our cruises is also influenced by geopolitical events. Unfavorable conditions, such as cross-border conflicts, civil unrest and governmental changes, especially in regions with popular ports of call, can undermine consumer demand and/or pricing for itineraries featuring these ports.
Continued unrest and economic instability could materially adversely impact our operating results, cash flows and financial condition including potentially impairing the value of our ships, goodwill and other assets. See Critical Accounting Policies for more information.
We may not be able to obtain sufficient financing or capital for our needs or may not be able to do so on terms that are acceptable or consistent with our expectations.
To fund our capital expenditures and scheduled debt payments, we have historically relied on a combination of cash flows provided by operations, drawdowns under available credit facilities, the incurrence of additional indebtedness and the sale of equity or debt securities in private or public securities markets. We also condition the effectiveness of our ship orders on obtaining committed financing arrangements. Any circumstance or event which leads to a decrease in consumer cruise spending, such as worsening global economic conditions or significant incidents impacting the cruise industry, could negatively affect our operating cash flows. See “-Adverse worldwide economic, geopolitical or other conditions…” and “-Incidents or adverse publicity concerning the cruise vacation industry…” for more information.
Although we believe we can access sufficient liquidity to fund our operations and obligations as expected, there can be no assurances to that effect. Our ability to access additional funding as and when needed, our ability to timely refinance and/or replace our outstanding debt securities and credit facilities on acceptable terms and our cost of funding will depend upon numerous factors including but not limited to the vibrancy of the financial markets, our financial performance and the performance of our industry in general.
Our inability to satisfy the covenants required by our credit facilities could adversely impact our liquidity.
Our debt agreements contain covenants, including covenants restricting our ability to take certain actions and financial covenants. In addition, our ability to make borrowings under our available credit facilities is subject to the absence of material adverse changes in our business. Our ability to maintain our credit facilities may also be impacted by changes in our ownership base. More specifically, we may be required to prepay a majority of our debt facilities if

(i) any person or entity other than A. Wilhelmsen AS. and Cruise Associates and their respective affiliates (the “Applicable Group”) acquires ownership of more than 33% of our common stock and the Applicable Group owns less of our common stock than such person or (ii) subject to certain exceptions, during any 24-month period, a majority of the Board is no longer comprised of individuals who were members of the Board on the first day of such period. Certain of our outstanding debt securities also contain change of control provisions that would be triggered by the acquisition of greater than 50% of our common stock by a person other than a member of the Applicable Group coupled with a ratings downgrade.
Our failure to comply with the terms of our debt facilities could result in an event of default. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default acceleration clauses, our outstanding debt and derivative contract payables could become due and/or terminated. In addition, in such events, our credit card processors could hold back payments to create a reserve. We cannot provide assurances that we would have sufficient liquidity to repay or the ability to refinance the borrowings under any of the credit facilities or settle other outstanding contracts if such amounts were accelerated upon an event of default.
Incidents or adverse publicity concerning the cruise vacation industry, unusual weather conditions and other natural disasters or disruptions could affect our reputation as well as impact our sales and results of operations.
The ownership and/or operation of cruise ships, airplanes, land tours, port facilities and shore excursions involves the risk of accidents, illnesses, mechanical failures, environmental incidents and other incidents which may bring into question safety, health, security and vacation satisfaction which could negatively impact our reputation. Incidents involving cruise ships, and, in particular the safety and security of guests and crew, media coverage thereof, as well as adverse media publicity concerning the cruise vacation industry have impacted and could in the future impact demand for our cruises and pricing in the industry. The considerable expansion in the use of social media and digital marketing over recent years has compounded the potential scope of the negative publicity that could be generated by those incidents. If any such incident occurs during a time of high seasonal demand, the effect could disproportionately impact our results of operations for the year. In addition, incidents involving cruise ships may result in additional costs to our business, increasing government or other regulatory oversight and, in the case of incidents involving our ships, potential litigation.
Our cruise ships and port facilities may also be adversely impacted by unusual weather patterns or natural disasters or disruptions, such as hurricanes and earthquakes. We are often forced to alter itineraries and occasionally to cancel a cruise or a series of cruises due to these or other factors, which could have an adverse effect on our sales and profitability. In addition, these and any other events which impact the travel industry more generally may negatively impact our ability to deliver guests or crew to our cruises and/or interrupt our ability to obtain services and goods from key vendors in our supply chain. Any of the foregoing could have an adverse impact on our results of operations and on industry performance.
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
Although our ships can be redeployed, cruise sales and/or pricing may be impacted both by the introduction of new ships into the marketplace and by deployment decisions of ourselves and our competitors. A total of 33 new ships with approximately 98,650 berths are on order for delivery through 2019 in the cruise industry. The further growth in capacity from these new ships and future orders, without an increase in the cruise industry’s share of the vacation market, could depress cruise prices and impede our ability to achieve yield improvement.
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
We face significant competition from other cruise lines on the basis of cruise pricing, travel agent preference and also in terms of the nature of ships and services we offer to guests. Our principal competitors within the cruise vacation industry include Carnival Corporation & plc, which owns, among others, Aida Cruises, Carnival Cruise Line, Costa Cruises, Cunard Line, Holland America Line, P&O Cruises and Princess Cruises; Disney Cruise Line; MSC Cruises; Norwegian Cruise Line Holdings Ltd which owns Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises.
In the event that we do not compete effectively with other vacation alternatives and cruise companies, our results of operations and financial position could be adversely affected.
Fears of terrorist and pirate attacks, war, and other hostilities and the spread of contagious diseases could have a negative impact on our results of operations.
Events such as terrorist and pirate attacks, war, and other hostilities, including the recent escalation of tensions in the Middle East and terrorism incidents in Europe, and the resulting political instability, travel restrictions, the spread of contagious diseases and concerns over safety, health and security aspects of traveling or the fear of any of the foregoing have had, and could have in the future, a significant adverse impact on demand and pricing in the travel and vacation industry. In view of our global operations, we have become susceptible to a wider range of adverse events.
Fluctuations in foreign currency exchange rates, fuel costs and interest rates could affect our financial results.
We are exposed to market risk attributable to changes in foreign currency exchange rates, fuel prices and changes in interest rates. High levels of volatility with respect to any of the foregoing could have a material impact on our financial results, net of the impact of our hedging activities and other natural offsets. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for more information.
Environmental, labor, health and safety, financial responsibility and other maritime regulations could affect operations and increase operating costs.
The United States and various state and foreign government or regulatory agencies have enacted or are considering new environmental regulations or policies, such as requiring the use of low sulfur fuels, increasing fuel efficiency requirements, further restricting emissions, or other initiatives to limit greenhouse gas emissions that could increase our cost for fuel, limit the supply of compliant fuel, cause us to incur significant expenses to purchase and/or develop new equipment and adversely impact the cruise vacation industry. While we have taken and expect to continue to take a number of actions to mitigate the potential impact of certain of these regulations, there can be no assurances that these efforts will be successful. Some environmental groups have also lobbied for more stringent regulation of cruise ships and have generated negative publicity about the cruise vacation industry and its environmental impact. See Item 1. Business-Regulation-Environmental Regulations. An increase in fuel prices not only impacts our fuel costs, but also some of our other expenses, such as crew travel, freight and commodity prices.
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
We operate our business globally. Operating internationally exposes us to a number of risks, including increased exposure to a wider range of regional and local economic conditions, volatile local political conditions, potential changes in duties and taxes, including changing and/or uncertain interpretations of existing tax laws and regulations, required compliance with additional laws and policies affecting cruising, vacation or maritime businesses or governing the operations of foreign-based companies, currency fluctuations, interest rate movements, difficulties in operating under local business environments, port quality and availability in certain regions, U.S. and global anti-bribery laws or regulations, imposition of trade barriers and restrictions on repatriation of earnings. We have recently expanded our presence in China and, accordingly, our exposure to the risks of doing business in the country. China’s economy differs from the economies of other developed countries in many respects and, as the legal system in China continues to evolve, there may be greater uncertainty as to the interpretation and enforcement of applicable laws and regulations.
Operating globally also exposes us to numerous and sometimes conflicting legal, regulatory and tax requirements. In many parts of the world, including countries in which we operate, practices in the local business communities might not conform to international business standards. We must adhere to policies designed to promote legal and regulatory compliance as well as applicable laws and regulations. However, we might not be successful in ensuring that our employees, agents, representatives and other third parties with which we associate throughout the world properly adhere to them. Failure by us, our employees or any of these third parties to adhere to our policies or applicable laws or regulations could result in penalties, sanctions, damage to our reputation and related costs which in turn could negatively affect our results of operations and cash flows.
If we are unable to address these risks adequately, our financial position and results of operations could be adversely affected, including potentially impairing the value of our ships, goodwill and other assets.
Our attempts to expand our business into new markets may not be successful.
While our historical focus has been to serve the North American cruise market, we have expanded our focus to increase our international guest sourcing, including sourcing from the Asian, Latin American, and Australian markets. Expansion into new markets requires significant levels of investment. There can be no assurance that these markets will develop as anticipated or that we will have success in these markets, and if we do not, we may be unable to recover our investment, which could adversely impact our business, financial condition and results of operations, including potentially impairing the value of our goodwill.
Ship construction, repair or upgrade delays or mechanical faults may result in cancellation of cruises or unscheduled drydocks and repairs and thus adversely affect our results of operations.
We depend on shipyards to construct, repair and upgrade our cruise ships on a timely basis and in good working order. The sophisticated nature of building a ship involves risks. Delays in ship construction or upgrades or mechanical faults have in the past and may in the future result in delays or cancellation of cruises or necessitate unscheduled drydocks and repairs of ships. These events and any related adverse publicity could result in lost revenue, increased operating expenses, or both, and thus adversely affect our results of operations.
Shipyards and their subcontractors may experience financial difficulties or consolidation which could cause or result in delay, ship cancellations, our inability to procure new capacity in a timely fashion or increases in shipbuilding costs that could adversely affect our results of operations.
We rely on shipyards to construct, repair and upgrade our ships. Financial difficulties, liquidations or closures suffered by these shipyards and/or their subcontractors may impact the timely delivery or costs of new ships or the ability of shipyards to repair and upgrade our fleet in accordance with our needs or expectations. In addition, there are a limited number of shipyards with the capability and capacity to build our new ships and, accordingly, consolidation in the cruise shipyard industry could impact our ability to construct new ships when and as planned and/or could result in stronger bargaining power on the part of the shipyards and thus higher prices for our future ship orders. Delivery delays and canceled deliveries can adversely affect our results of operations, as can any constraints on our ability to build, repair and maintain our ships on a timely basis.
Our operating costs could increase due to market forces and economic or geo- political factors beyond our control.
Our operating costs, including fuel, food, payroll, airfare, taxes, insurance and security costs are all subject to increases due to market forces and economic or political conditions or other factors beyond our control. Increases in these operating costs could adversely affect our profitability.
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
Our success depends, in large part, on the skills and contributions of key executives and other employees, and on our ability to recruit and retain high quality personnel in key markets. We must continue to sufficiently recruit, retain, train and motivate our employees to maintain our current business and support our projected global growth. Furthermore, as of December 31, 2014, 86% of our shipboard employees were covered by collective bargaining agreements. A dispute under our collective bargaining agreements could result in a work stoppage of those employees covered by the agreements. A loss of key employees or disruptions among our personnel could adversely affect our results of operations.
Business activities that involve our co-investment with third parties may subject us to additional risks.
Partnerships, joint ventures, and other business structures involving our co-investment with third parties, such as our joint venture to operate TUI Cruises, our new partnership to operate SkySea Cruises, our investment in Grand Bahama Shipyard and our minority ownership investments in various port development and other projects, generally include some form of shared control over the operations of the business and create additional risks, including the possibility that other investors in such ventures could become bankrupt or otherwise lack the financial resources to meet their obligations, or could have or develop business interests, policies or objectives that are inconsistent with ours. In addition, actions by another investor may present additional risks of operational difficulties or reputational or legal concerns. These or other issues related to our co-investment with third parties could adversely impact our operations.
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
We may be exposed to risks and costs associated with cyber security, including protecting the integrity and security of our guests’ and employees’ personal information.
We are subject to various risks associated with the collection, handling, storage and transmission of sensitive information, including risks related to compliance with applicable laws and other contractual obligations, as well as the risk that our systems collecting such information could be compromised. In the course of doing business, we collect large volumes of internal and customer data, including personally identifiable information for various business purposes. If we fail to comply with the various applicable data collection and privacy laws, we could be exposed to fines, penalties, restrictions, litigation or other expenses, and our business could be adversely impacted.
In addition, even if we are fully compliant with legal standards and contractual requirements, we still may not be able to prevent security breaches involving sensitive data. Any breach, theft, loss, or fraudulent use of guest, employee or company data could adversely impact our reputation and brand and our ability to retain or attract new customers, and expose us to risks of data loss, business disruption, governmental investigation, litigation and other liability, any of which could adversely affect our business. Significant capital investments and other expenditures could be required to remedy the problem and prevent future breaches, including costs associated with additional security technologies, personnel, experts and credit monitoring services for those whose data has been breached. Additionally, the techniques and sophistication used to conduct cyber-attacks and breaches of information technology systems, as well as the sources and targets of these attacks, change frequently and are often not recognized until such attacks are launched or have been in place for a period of time. Our security measures cannot provide assurance that we will be successful in preventing such breaches.
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
Our ability to rely on Section 883 could change in the future. Provisions of the Internal Revenue Code, including Section 883, are subject to legislative change at any time. Moreover, changes could occur in the future with respect to the identity, residence or holdings of our direct or indirect shareholders, trading volume or trading frequency of our shares, or relevant foreign tax laws of Liberia or Malta such that they no longer qualify as equivalent exemption jurisdictions, that could affect our eligibility for the Section 883 exemption. Accordingly, there can be no assurance that we will continue to be exempt from United States income tax on United States source shipping income in the future. If we were not entitled to the benefit of Section 883, we and our subsidiaries would be subject to United States taxation on a portion of the income derived from or incidental to the international operation of our ships, which would reduce our net income.
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
Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Information about our cruise ships, including their size and primary areas of operation, may be found within the Operating Strategies - Fleet upgrade, maintenance and expansion section and the Operations - Cruise Ships and Itineraries section in Item 1. Business. Information regarding our cruise ships under construction, estimated expenditures and financing may be found within the Future Capital Commitments and Funding Needs and Sources sections of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our principal executive office and principal shoreside operations are located at the Port of Miami, Florida where we lease three office buildings totaling approximately 361,800 square feet from Miami-Dade County, Florida, under long-term leases with current terms expiring in 2021. These leases may be extended for an additional ten years under two five year options. We lease one office building in the United Kingdom totaling approximately 24,000 square feet used to conduct our operations in the United Kingdom. We also lease a number of international offices throughout Europe, Asia, Mexico, South America and Australia to administer our brand operations globally.

We lease an office building in Springfield, Oregon totaling approximately 163,000 square feet, which is used as a call center for reservations. In addition, we own one office building totaling approximately 95,000 square feet in Wichita, Kansas, which is used as a call center for reservations and customer service. We lease two buildings in Miramar, Florida totaling approximately 179,000 square feet. One building is used primarily as office space and the other building is used as a call center for reservations. We lease our logistics center in Weston, Florida totaling approximately 267,000 square feet.

We believe that our facilities are adequate for our current needs and that we are capable of obtaining additional facilities as necessary.

We also operate two private destinations which we utilize as a port-of-call on certain of our itineraries: (i) an island we own in the Bahamas which we call CocoCay; and (ii) Labadee, a secluded peninsula we lease on the north coast of Haiti.
Item 3.    Legal Proceedings
A class action complaint was filed in June 2011 against Royal Caribbean Cruises Ltd. in the United States District Court for the Southern District of Florida on behalf of a purported class of stateroom attendants employed onboard Royal Caribbean International cruise vessels. The complaint alleged that the stateroom attendants were required to pay other crew members to help with their duties and that certain stateroom attendants were required to work back of house assignments without the ability to earn gratuities, in each case, in violation of the U.S. Seaman’s Wage Act. In May 2012, the district court granted our motion to dismiss the complaint on the basis that the applicable collective bargaining agreement requires any such claims to be arbitrated. The United States Court of Appeals, 11th Circuit, affirmed the district court’s dismissal and denied the plaintiffs’ petition for re-hearing and re-hearing en banc. In October 2014, the United States Supreme Court denied the plaintiffs’ request to review the order compelling arbitration. Subsequently, approximately 575 crew members submitted demands for arbitration. The demands make substantially the same allegations as in the federal court complaint and are similarly seeking damages, wage penalties and interest in an indeterminate amount. Unlike the federal court complaint, the demands for arbitration are being brought individually by each of the crew members and not on behalf of a purported class of stateroom attendants. At this time, we are unable to estimate the possible impact of this matter on us. However, we believe the underlying claims made against us are without merit, and we intend to vigorously defend ourselves against them.

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

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the New York Stock Exchange ("NYSE") and the Oslo Stock Exchange ("OSE") under the symbol "RCL". The table below sets forth the high and low sales prices of our common stock as reported by the NYSE and the OSE for the two most recent years by quarter:

	NYSE Common Stock		OSE Common Stock(1)
	High	Low	High	Low
2014
Fourth Quarter	$83.90	$52.32	638.00	347.00
Third Quarter	$69.31	$53.66	439.60	332.00
Second Quarter	$57.38	$49.65	349.00	300.00
First Quarter	$54.93	$45.95	332.60	284.20
2013
Fourth Quarter	$47.66	$35.97	292.60	216.10
Third Quarter	$40.71	$33.31	241.80	201.40
Second Quarter	$38.62	$31.35	224.90	178.00
First Quarter	$38.56	$31.72	213.50	184.10
_______________________________________________________________________________

(1)	Denominated in Norwegian kroner, as listed in the price history database available at www.oslobors.no
Holders
As of February 12, 2015 there were 961 record holders of our common stock. Since certain of our shares are held by brokers and other institutions on behalf of shareholders, the foregoing number is not representative of the number of beneficial owners.
Dividends
In 2013, we declared cash dividends on our common stock of $0.12 per share during the first and second quarters of 2013. We increased the dividend amount to $0.25 per share for the dividends declared in the third and fourth quarters of 2013 and the first and second quarters of 2014. The dividend amount was increased to $0.30 per share for the dividends declared in the third and fourth quarters of 2014.
Holders of our common stock have an equal right to share in our profits in the form of dividends when and if declared by our Board of Directors out of funds legally available. Holders of our common stock have no rights to any sinking fund.
There are no exchange control restrictions on remittances of dividends on our common stock since (1) we are and intend to maintain our status as a nonresident Liberian entity under the Liberia Revenue Code of 2000 as Amended and the regulations thereunder, and (2) our ship-owning subsidiaries are not now engaged, and are not in the future expected to engage, in any business in Liberia, including voyages exclusively within the territorial waters of the Republic of Liberia. Under current Liberian law, no Liberian taxes or withholding will be imposed on payments to holders of our securities other than to a holder that is a resident Liberian entity or a resident individual or an individual or entity subject to taxation in Liberia as a result of having a permanent establishment within the meaning of the Liberia Revenue Code of 2000 as Amended in Liberia.
The declaration of dividends shall at all times be subject to the final determination of our Board of Directors that a dividend is prudent at that time in consideration of the needs of the business.

Stock Repurchases
The following table presents the total number of shares of our common stock that we repurchased during the quarter ended December 31, 2014:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
November 1, 2014-November 30, 2014 (1)	3,500,000	$67.45	—	—
Total this quarter	3,500,000	$67.45	—	—

(1) As previously announced on Form 8-K, in November 2014, we repurchased 3.5 million shares of our common stock directly from our largest shareholder, Awilhelmsen AS, in a private transaction. The closing of the share repurchase was subject to Awilhelmsen AS having completed a sale of an additional 3.5 million shares to a financial institution in a market transaction pursuant to Rule 144 of the Securities Act (the “Secondary Sale”). The price we paid in connection with the share repurchase was equal to the price paid by the financial institution to Awilhelmsen AS in connection with the Secondary Sale.
Performance Graph
The following graph compares the total return, assuming reinvestment of dividends, on an investment in the Company, based on performance of the Company's common stock, with the total return of the Standard & Poor's 500 Composite Stock Index and the Dow Jones United States Travel and Leisure Index for a five year period by measuring the changes in common stock prices from December 31, 2009 to December 31, 2014.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Royal Caribbean Cruises Ltd., the S&P 500 Index,
and the Dow Jones US Travel & Leisure Supersector Index
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/09
12/10
12/11
12/12
12/13
12/14
Royal Caribbean Cruises Ltd.
S&P 500
Dow Jones US Travel & Leisure Supersector

	12/09	12/10	12/11	12/12	12/13	12/14
Royal Caribbean Cruises Ltd.	100.00	185.92	98.79	137.68	195.65	346.17
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
Dow Jones US Travel & Leisure	100.00	141.39	150.84	170.95	248.70	289.40
The stock performance graph assumes for comparison that the value of the Company's common stock and of each index was $100 on December 31, 2009 and that all dividends were reinvested. Past performance is not necessarily an indicator of future results.

Item 6.    Selected Financial Data
The selected consolidated financial data presented below for the years 2010 through 2014 and as of the end of each such year are derived from our audited consolidated financial statements and should be read in conjunction with those financial statements and the related notes as well as in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Operating Data:
Total revenues	$8,073,855	$7,959,894	$7,688,024	$7,537,263	$6,752,504
Operating income(1)(3)	$941,859	$798,148	$403,110	$931,628	$802,633
Net income(1)(2)(3)	$764,146	$473,692	$18,287	$607,421	$515,653
Per Share Data—Basic:
Net income	$3.45	$2.16	$0.08	$2.80	$2.40
Weighted-average shares	221,658	219,638	217,930	216,983	215,026
Per Share Data—Diluted:
Net income	$3.43	$2.14	$0.08	$2.77	$2.37
Weighted-average shares and potentially dilutive shares	223,044	220,941	219,457	219,229	217,711
Dividends declared per common share	$1.10	$0.74	$0.44	$0.20	$—
Balance Sheet Data:
Total assets	$20,713,190	$20,072,947	$19,827,930	$19,804,405	$19,653,829
Total debt, including capital leases	$8,443,948	$8,074,804	$8,489,947	$8,495,853	$9,150,116
Common stock	$2,331	$2,308	$2,291	$2,276	$2,262
Total shareholders' equity	$8,284,359	$8,808,265	$8,308,749	$8,407,823	$7,900,752
_______________________________________________________________________________

(1)
Amounts for 2014 include restructuring charges of $4.3 million. Amounts for 2013 include restructuring charges of $23.4 million and an impairment charge of $33.5 million to write down the assets held for sale related to the Pullmantur non-core businesses and certain long-lived assets, consisting of aircraft owned and operated by Pullmantur Air, to their fair value (See Note 16. Restructuring and Related Impairment Charges to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information). Amounts for 2012 include an impairment charge of $385.4 million to write down Pullmantur's goodwill to its implied fair value and to write down trademarks and trade names and certain long-lived assets, consisting of aircraft owned and operated by Pullmantur Air, to their fair value. (See Valuation of Goodwill, Indefinite-Lived Intangible Assets and Long-Lived Assets under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for more information regarding the impairment of these assets).

(2)
Amounts for 2014 include a $33.5 million tax benefit related to the reversal of a deferred tax asset valuation allowance due to Spanish tax reform. (See Note 12. Income Taxes to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information). Amounts for 2012 include a $33.7 million charge to record a 100% valuation allowance related to our deferred tax assets for Pullmantur. In addition, in 2012, we reduced the deferred tax liability related to Pullmantur's trademarks and trade names and recorded a deferred tax benefit of $5.2 million. These adjustments resulted in a net deferred tax charge of $28.5 million recorded within Other income (expense). (See Valuation of Goodwill, Indefinite-Lived Intangible Assets and Long-Lived Assets under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for more information regarding these transactions).

(3)
Amounts for 2014 include an aggregate increase to operating income and net income of $53.2 million due to the change in our voyage proration methodology (See Note 2. Summary of Significant Accounting Policies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information).

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Concerning Forward-Looking Statements
The discussion under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document, including, for example, under the "Risk Factors" and "Business" captions, includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance (including our expectations for the first quarter and full year of 2015, our earnings and yield estimates for 2015 set forth under the heading "Outlook" below and expectations regarding the timing and results of our Double-Double Program), business and industry prospects or future results of operations or financial position, made in this Annual Report on Form 10-K are forward-looking. Words such as "anticipate," "believe," "could," "estimate," "expect," "goal," "intend," "may," "plan," "project," "seek," "should," "will," and similar expressions are intended to further identify any of these forward-looking statements. Forward-looking statements reflect management's current expectations but they are based on judgments and are inherently uncertain. Furthermore, they are subject to risks, uncertainties and other factors, that could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to, those discussed in this Annual Report on Form 10-K and, in particular, the risks discussed under the caption "Risk Factors" in Part I, Item 1A of this report.
All forward-looking statements made in this Annual Report on Form 10-K speak only as of the date of this document. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
The discussion and analysis of our financial condition and results of operations have been organized to present the following:

•	a review of our critical accounting policies and of our financial presentation, including discussion of certain operational and financial metrics we utilize to assist us in managing our business;

•	a discussion of our results of operations for the year ended December 31, 2014 compared to the same period in 2013 and the year ended December 31, 2013 compared to the same period in 2012;

•	a discussion of our business outlook, including our expectations for selected financial items for the first quarter and full year of 2015; and

•	a discussion of our liquidity and capital resources, including our future capital and contractual commitments and potential funding sources.
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
We use the deferral method to account for drydocking costs. Under the deferral method, drydocking costs incurred are deferred and charged to expense on a straight-line basis over the period to the next scheduled drydock, which we estimate to be a period of thirty to sixty months based on the vessel's age as required by Class. Deferred drydock costs consist of the costs to drydock the vessel and other costs incurred in connection with the drydock which are necessary to maintain the vessel's Class certification. Class certification is necessary in order for our cruise ships to be flagged in a specific country, obtain liability insurance and legally operate as passenger cruise ships. The activities associated with those drydocking costs cannot be performed while the vessel is in service and, as such, are done during a drydock as a planned major maintenance activity. The significant deferred drydock costs consist of hauling and wharfage services provided by the drydock facility, hull inspection and related activities (e.g., scraping, pressure cleaning, bottom painting), maintenance to steering propulsion, thruster equipment and ballast tanks, port services such as tugs, pilotage and line handling, and freight associated with these items. We perform a detailed analysis of the various activities performed for each drydock and only defer those costs that are directly related to planned major maintenance activities necessary to maintain Class. The costs deferred are related to activities not otherwise routinely periodically performed to maintain a vessel's designed and intended operating capability. Repairs and maintenance activities are charged to expense as incurred.
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
We believe we have made reasonable estimates for ship accounting purposes. However, should certain factors or circumstances cause us to revise our estimates of ship useful lives or projected residual values, depreciation expense could be materially higher or lower. If circumstances cause us to change our assumptions in making determinations as to whether ship improvements should be capitalized, the amounts we expense each year as repairs and maintenance costs could increase, partially offset by a decrease in depreciation expense. If we had reduced our estimated average 30-year ship useful life by one year, depreciation expense for 2014 would have increased by approximately $24.3 million. If our ships were estimated to have no residual value, depreciation expense for 2014 would have increased by approximately $159.1 million.
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
When performing the two-step goodwill impairment test, the fair value of the reporting unit is determined and compared to the carrying value of the net assets allocated to the reporting unit. We estimate the fair value of our reporting units using a probability-weighted discounted cash flow model. The estimation of fair value utilizing discounted expected future cash flows includes numerous uncertainties which require our significant judgment when making assumptions of expected revenues, operating costs, marketing, selling and administrative expenses, interest rates, ship additions and retirements as well as assumptions regarding the cruise vacation industry's competitive environment and general economic and business conditions, among other factors. The principal assumptions used in the discounted cash flow model are projected operating results, weighted-average cost of capital, and terminal value. The discounted cash flow model uses our 2015 projected operating results as a base. To that base, we add future years' cash flows assuming multiple revenue and expense scenarios that reflect the impact of different global economic environments beyond 2015 on the reporting unit. We discount the projected cash flows using rates specific to the reporting unit based on its weighted-average cost of capital. If the fair value of the reporting unit exceeds its carrying value, no further analysis or write-down of goodwill is required. If the fair value of the reporting unit is less than the carrying value of its net assets, the implied fair value of the reporting unit is allocated to all its underlying assets and liabilities, including both recognized and unrecognized tangible and intangible assets, based on their fair value. If necessary, goodwill is then written down to its implied fair value.
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
Pullmantur
During the fourth quarter of 2014, we performed our annual impairment review of goodwill for Pullmantur's reporting unit. We did not perform a qualitative assessment but instead proceeded directly to the two-step goodwill impairment test. As a result of the test, we determined the fair value of the Pullmantur reporting unit exceeded its carrying value by approximately 52% resulting in no impairment to Pullmantur's goodwill. We also performed the annual impairment review of Pullmantur's trademarks and trade names using a discounted cash flow model and the relief-from-royalty method to compare the fair value of these indefinite-lived intangible assets to its carrying value. The results of our testing indicated that the fair value of the trademarks and trade names exceeded its carrying value by approximately 4%, resulting in no impairment to Pullmantur's trademarks and tradenames for the year ended December 31, 2014.

In connection with the December 2013 agreement to sell a majority stake in Pullmantur’s non-core businesses, we agreed to retain certain long-lived assets, consisting of the aircraft owned and operated by Pullmantur Air. Due to the anticipated change in the nature of the cash flows to be generated by the Pullmantur aircraft, during the fourth quarter of 2013, we reviewed the aircraft for impairment. We identified that the undiscounted future cash flows of the aircraft were less than their carrying value and recorded an impairment charge of $48.9 million during the fourth quarter of 2013, which is reported in Restructuring and related impairment charges in our consolidated statements of comprehensive income (loss).
During the fourth quarter of 2012, we performed the annual impairment evaluation of our goodwill and trademarks and trade names and we recognized total impairment related charges of $413.9 million associated with our Pullmantur brand. Included in this amount was a 100% valuation allowance of our deferred tax assets which resulted in a deferred income tax expense of $33.7 million recorded during the fourth quarter of 2012. In addition, Pullmantur has a deferred tax liability that was recorded at the time of acquisition. This liability represents the tax effect of the basis difference between the tax and book values of the trademarks and trade names that were acquired at the time of the acquisition. Due to the 2012 impairment charge related to these intangible assets, we reduced the deferred tax liability and recorded a deferred tax benefit of $5.2 million during the fourth quarter of 2012. The net $28.5 million impact of these adjustments was recognized in earnings during the fourth quarter of 2012 and was reported within Other income (expense) in our statements of comprehensive income (loss).
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
If there are changes to the projected future cash flows used in the impairment analyses, especially in Net Yields, or if anticipated transfers of vessels from our other cruise brands to the Pullmantur fleet do not take place, it is possible that an impairment charge of Pullmantur’s reporting unit’s goodwill and trademarks and trade names may be required. Of these factors, the planned transfers of vessels to the Pullmantur fleet is most significant to the projected future cash flows. If the transfers do not occur, we will likely fail step one of the goodwill impairment test and record an impairment loss related to our trademarks and tradenames. As of December 31, 2014, the carrying amounts of our goodwill and trademarks and trade names attributable to our Pullmantur reporting unit was $133.6 million and $188.0 million, respectively.
Royal Caribbean International
During the fourth quarter of 2014, we performed a qualitative assessment of the Royal Caribbean International reporting unit. Based on our qualitative assessment, we concluded that it was more-likely-than-not that the estimated fair value of the Royal Caribbean International reporting unit exceeded its carrying value and thus, we did not proceed to the two-step goodwill impairment test. No indicators of impairment exist primarily because the reporting unit's fair value has consistently exceeded its carrying value by a significant margin, its financial performance has been solid in the face of mixed economic environments and forecasts of operating results generated by the reporting unit appear sufficient to support its carrying value. As of December 31, 2014, the carrying amount of goodwill attributable to our Royal Caribbean International reporting unit was $287.0 million.
Derivative Instruments
We enter into various forward, swap and option contracts to manage our interest rate exposure and to limit our exposure to fluctuations in foreign currency exchange rates and fuel prices. These instruments are recorded on the balance sheet at their fair value and the vast majority are designated as hedges. We also have non-derivative financial instruments designated as hedges of our net investment in our foreign operations and investments. The fuel options we entered into represent economic hedges which were not designated as hedging instruments for accounting purposes and thus, changes in their fair value were immediately recognized in earnings. Although certain of our derivative financial instruments do not qualify or are not accounted for under hedge accounting, we do not hold or issue derivative financial instruments for trading or other speculative purposes. We account for derivative financial instruments in accordance with authoritative guidance. Refer to Note 2. Summary of Significant Accounting Policies and Note 14. Fair Value Measurements and Derivative Instruments to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for more information on related authoritative guidance, the Company's hedging programs and derivative financial instruments.
We enter into foreign currency forward contracts and collars, interest rate, cross-currency and fuel swaps and options with third-party institutions in over-the-counter markets. We estimate the fair value of our foreign currency forward contracts and interest rate and cross-currency swaps using expected future cash flows based on the instruments' contract terms and published forward prices for foreign currency exchange and interest rates. We apply present value techniques and LIBOR-based discount rates to convert the expected future cash flows to the current fair value of the instruments.
We estimate the fair value of our foreign currency collars using standard option pricing models with inputs based on the options' contract terms, such as exercise price and maturity, and readily available public market data, such as foreign exchange prices, foreign exchange volatility levels and discount rates.
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

•
Onboard and other revenues, which consist primarily of revenues from the sale of goods and/or services onboard our ships not included in passenger ticket prices, cancellation fees, sales of vacation protection insurance and pre- and post-cruise tours. Additionally, revenue related to Pullmantur's travel agency network, land-based tours and air charter business to third parties are included in onboard and other revenues through the date of the sale of Pullmantur's non-core businesses further discussed below. Onboard and other revenues include revenues we receive from independent third-party concessionaires that pay us a percentage of their revenues in exchange for the right to provide selected goods and/or services onboard our ships.

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

•
Other operating expenses, which consist primarily of operating costs such as repairs and maintenance, port costs that do not vary with passenger head counts, vessel related insurance and entertainment. Additionally, costs associated with Pullmantur's travel agency network, land-based tours and air charter business to third parties are included in other operating expenses through the date of the sale of Pullmantur's non-core businesses further discussed below.

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
Adjusted Net Income represents net income excluding certain items that we believe adjusting for is meaningful when assessing our performance on a comparative basis. For the periods presented, these items included restructuring and related impairment charges, other costs related to our profitability initiatives, the estimated impact of the divested Pullmantur non-core businesses, impairment of Pullmantur related assets, the loss recognized on the sale of Celebrity Century, the impact of the change in our voyage proration methodology and the reversal of a deferred tax asset valuation allowance due to Spanish tax reform. The estimated impact of the divested Pullmantur non-core businesses was arrived at by adjusting the net income (loss) of these businesses for the ownership percentage we retained as well as for intercompany transactions that are no longer eliminated in our consolidated statements of comprehensive income (loss) subsequent to the sales transaction. For the full year 2014, the impact of the voyage proration change represents net income that would have been recognized in 2013 had we recognized revenues and cruise operating expenses on a pro-rata basis for all voyages.
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
Net Debt-to-Capital is a ratio which represents total long-term debt, including the current portion of long-term debt, less cash and cash equivalents ("Net Debt") divided by the sum of Net Debt and total shareholders' equity. We believe Net Debt and Net Debt-to-Capital, along with total long-term debt and shareholders' equity are useful measures of our capital structure. A reconciliation of historical Debt-to-Capital to Net Debt-to-Capital is provided below under Results of Operations.
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
The use of certain significant non-GAAP measures, such as Net Yields, Net Cruise Costs and Net Cruise Costs Excluding Fuel, allows us to perform capacity and rate analysis to separate the impact of known capacity changes from other less predictable changes which affect our business. We believe these non-GAAP measures provide expanded insight to measure revenue and cost performance in addition to the standard United States GAAP based financial measures. There are no specific rules or regulations for determining non-GAAP and Constant Currency measures, and as such, there exists the possibility that they may not be comparable to other companies within the industry.

Executive Overview
Midway through 2014, we announced our Double-Double program, which called for increasing the Company’s Return on Invested Capital ("ROIC") to double digits and doubling our 2014 Adjusted Earnings per Share, both by 2017. Our aim, through this program, is to provide shareholders with increased visibility into our long-term financial goals by means of a formalized and measured framework. To achieve these goals, we maintain our focus on three key objectives: growing revenue yields, maintaining cost consciousness and pursuing moderate capacity growth.
Our 2014 results were in line with our Double-Double program. Based on our results, we remain confident that we are on the right path for realizing these objectives. We finished 2014 with net income of $764.1 million, or $3.43 per diluted share, compared to $473.7 million, or $2.14 per diluted share, in 2013. Adjusted Net Income was $755.7 million, or $3.39 per share, compared to $539.2 million, or $2.44 per share, in 2013. Adjusted Earnings per Share of $3.39 per share represented approximately a 40% increase in year-over-year EPS growth and established a new record for our Company.
Caribbean capacity for the industry grew by 13% in 2014 and comprised 49% of our total capacity. This considerable growth led to increased levels of promotional activity throughout the industry and depressed our pricing power. Helping offset the Caribbean was the double-digit yield improvement in Europe and China. The European season was the strongest we have seen in several years and China’s ability to absorb our capacity growth while driving higher yields continues to impress.
Despite the difficulties in the Caribbean, the Company grew 2014 Net Yields by 2.4% on a Constant Currency basis. Net ticket revenue yield improved 1.4% while onboard revenue yield increased by 3.8% on a Constant Currency basis. Onboard revenue continues to be a bright spot with beverage packages, specialty restaurants and internet packages driving strong growth in the Caribbean and Europe, while gaming and retail are fueling our growth in Asia. This, coupled with our investments in ship revitalizations and technology, has helped continue onboard’s strong growth trajectory.
Net cruise costs excluding fuel decreased by 0.6% on a Constant Currency basis. The continued commitment to our profitability improvement plan allowed us to invest strategically in core markets, our product, marketing and technology, while maintaining a lean cost structure.
We continue to see a nice boost in earnings from our equity investments, most notably TUI. As this brand continues to grow through new ship deliveries, we anticipate their contribution to earnings will grow proportionally.
Looking ahead at 2015, we see the challenges in the Caribbean continuing through the first quarter of 2015 but then improving significantly through the summer and beyond as industry capacity declines. The U.S. consumer, bolstered by the stronger dollar and improving economy, appears to be making a comeback while European consumer spending seems to be more restrained.
Quantum of the Seas’ arrival in China is approaching, and we feel encouraged by the advance demand that the ship has generated in the market. Our capacity in Asia continues to surge with 53% growth in 2015 on top of 22% growth in 2014. Investments in the region will continue to expand in order to ensure we maintain our position in the market.
In the fourth quarter of 2014, we saw a rapid decline in fuel prices that was coupled with a strengthening in the U.S. dollar. This produced some volatility in our earnings and this trend is persisting in the first quarter of 2015 as fuel prices continue to fluctuate considerably while the U.S. dollar continues to appreciate. Our fuel hedging program and some natural currency offsets within our results of operations will help mitigate the volatility but will not eliminate it completely.
Our commitment to moderate capacity growth continues and our anticipated growth through 2017 remains unchanged since the announcement of our Double-Double program. In 2015, we will take delivery of Quantum of the Seas’ sister ship, Anthem of the Seas, followed by Ovation of the Seas and the third Oasis-class vessel in 2016. These ships are materially more energy efficient than our fleet average, and we expect them to generate strong consumer demand and propel our earnings growth. In 2014, we announced an order for a new generation of vessels for the Celebrity Cruises brand and have ordered two ships with the first one being delivered in 2018. While we continue to grow our fleet through newbuilds, we also consider opportunities to divest of older tonnage as evidenced with our sale of Celebrity Century to a subsidiary of Skysea Holding in 2014.
Our 2015 will be an important step towards our Double-Double goals. We expect to deliver step-change earnings growth by leveraging our innovative hardware, strong brands, global footprint and exceptional employees.

Results of Operations
In addition to the items discussed above under "Executive Overview," significant items for 2014 include:

•	Total revenues increased 1.4% to $8.1 billion from $8.0 billion in 2013 primarily due to an increase in overall capacity and ticket prices.

•	Cruise operating expenses of $5.3 billion for 2014 remained consistent with 2013.

•
Interest expense, net of interest capitalized of $258.3 million decreased 22.3%, or $74.1 million, for the year ended December 31, 2014 as compared to December 31, 2013. The decrease was primarily due to lower interest rates and, to a lesser extent, a lower average debt level. See Note 7. Long-Term Debt to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information.

•
During 2014, we took delivery of Quantum of the Seas. To finance the purchase, we borrowed $791.1 million under a previously committed 12-year unsecured term loan which is 95% guaranteed by Hermes. Refer to Note 7. Long-Term Debt to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information.

•
In September 2014, we sold Celebrity Century to a subsidiary of Skysea Holding for $220.0 million in cash. The sale resulted in a loss of $17.4 million that was recognized within Other operating expenses in our consolidated statements of comprehensive income (loss) for the year ended December 31, 2014. Subsequently, we acquired a 35% equity stake in Skysea Holding in November 2014 to operate a new cruise brand known as SkySea Cruises. Refer to Note 5. Property and Equipment and Note 6. Other Assets to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information.

•
As of September 30, 2014, we changed our voyage proration methodology and recognized passenger ticket revenues, revenues from onboard and other goods and services and all associated cruise operating costs for all of our uncompleted voyages, including voyages of ten days or less, on a pro-rata basis. The effect of this change was an increase to net income of $53.2 million for the year ended December 31, 2014. Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information.

•
During the fourth quarter of 2014, Spain adopted tax reform legislation that, among other things, amended the net operating loss carryforward rules. As a result, we reversed a portion of the deferred tax asset valuation allowance recorded in 2012 which resulted in a deferred tax benefit of $33.5 million. Refer to Note 12. Income Taxes to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further discussion on the transaction.

Other Items

•
On March 31, 2014, Pullmantur sold the majority of its interest in its non-core businesses. Refer to Note 16. Restructuring and Related Charges to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further discussion on the sales transaction.

•
In December 2014, we terminated the leasing of Brilliance of the Seas under the 25-year operating lease originally entered into in July 2002, denominated in British pound sterling. As part of the agreement, we purchased the Brilliance of the Seas for a net settlement purchase price of approximately £175.4 million or $275.4 million. Refer to Note 5. Property and Equipment to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further discussion on the transaction.

•
During 2014, we entered into an agreement with STX France S.A. to build the fourth Oasis-class ship for Royal Caribbean International. Refer to Note 15. Commitments and Contingencies to our consolidated financial statements for further information.

•
During the fourth quarter of 2014, we repurchased from A. Wilhelmsen AS, our largest shareholder, 3.5 million shares of our common stock. Refer to Note 8. Shareholders' Equity to our consolidated financial statements for further information.

We reported total revenues, operating income, net income, Adjusted Net Income, earnings per share and Adjusted Earnings per Share as shown in the following table (in thousands, except per share data):

	Year Ended December 31,
	2014	2013	2012
Adjusted Net Income	$755,729	$539,224	$442,873
Net income	764,146	473,692	18,287
Net Adjustments to Net Income (Decrease) Increase	$(8,417)	$65,532	$424,586
Adjustments to Net Income:
Pullmantur impairment related charges (1)	$—	$—	$413,932
Restructuring and related impairment charges	4,318	56,946	—
Other initiative costs	21,211	—	—
Estimated impact of divested businesses prior to sales transaction	11,013	8,586	10,654
Loss on sale of ship included within other operating expenses	17,401	—	—
Impact of voyage proration change (2)	(28,877)	—	—
Reversal of a deferred tax valuation allowance	(33,483)
Net Adjustments to Net Income (Decrease) Increase	$(8,417)	$65,532	$424,586

Basic:
Adjusted Earnings per Share	$3.41	$2.46	$2.03
Earnings per Share	$3.45	$2.16	$0.08

Diluted:
Adjusted Earnings per Share	$3.39	$2.44	$2.02
Earnings per Share	$3.43	$2.14	$0.08

Weighted-Average Shares Outstanding:
Basic	221,658	219,638	217,930
Diluted	223,044	220,941	219,457

(1) Includes $28.5 million in net deferred tax expense related to the Pullmantur impairment.
(2) Represents the net income amount that would have been recognized in 2013 had we recognized revenues and cruise operating expenses on a pro-rata basis for all voyages.

The following table presents operating results as a percentage of total revenues for the last three years:

	Year Ended December 31,
	2014	2013	2012
Passenger ticket revenues	73.0%	71.9%	72.8%
Onboard and other revenues	27.0	28.1	27.2
Total revenues	100.0	100.0	100.0
Cruise operating expenses:
Commissions, transportation and other	17.0	16.5	16.8
Onboard and other	7.2	7.1	6.9
Payroll and related	10.5	10.6	10.8
Food	5.9	5.9	5.8
Fuel	11.7	11.6	11.8
Other operating	13.3	14.9	15.0
Total cruise operating expenses	65.7	66.7	67.1
Marketing, selling and administrative expenses	13.0	13.1	13.2
Depreciation and amortization expenses	9.6	9.5	9.5
Impairment of Pullmantur related assets	—	—	5.0
Restructuring and related impairment charges	0.1	0.7	—
Operating income	11.7	10.0	5.2
Other expense	(2.2)	(4.1)	(5.0)
Net income	9.5%	6.0%	0.2%

Selected statistical information is shown in the following table:

	Year Ended December 31,
	2014	2013	2012
Passengers Carried	5,149,952	4,884,763	4,852,079
Passenger Cruise Days	36,710,966	35,561,772	35,197,783
APCD	34,773,915	33,974,852	33,705,584
Occupancy	105.6%	104.7%	104.4%

Gross Yields and Net Yields were calculated as follows (in thousands, except APCD and Yields):

	Year Ended December 31,
	2014	2014 On a Constant Currency basis	2013	2012
Passenger ticket revenues	$5,893,847	$5,956,386	$5,722,718	$5,594,595
Onboard and other revenues	2,180,008	2,184,683	2,237,176	2,093,429
Total revenues	8,073,855	8,141,069	7,959,894	7,688,024
Less:
Commissions, transportation and other	1,372,785	1,383,339	1,314,595	1,289,255
Onboard and other	582,750	585,631	568,615	529,453
Net revenues including divested businesses	6,118,320	6,172,099	6,076,684	5,869,316
Less:
Net revenues related to divested businesses prior to sales transaction	35,656	34,403	218,350	189,527
Net Revenues	$6,082,664	$6,137,696	$5,858,334	$5,679,789

APCD	34,773,915	34,773,915	33,974,852	33,705,584
Gross Yields	$232.18	$234.11	$234.29	$228.09
Net Yields	$174.92	$176.50	$172.43	$168.51

Gross Cruise Costs, Net Cruise Costs and Net Cruise Costs Excluding Fuel were calculated as follows (in thousands, except APCD and costs per APCD):

	Year Ended December 31,
	2014	2014 On a Constant Currency basis	2013	2012
Total cruise operating expenses	$5,306,281	$5,329,013	$5,305,270	$5,157,434
Marketing, selling and administrative expenses	1,048,952	1,048,921	1,044,819	1,011,543
Gross Cruise Costs	6,355,233	6,377,934	6,350,089	6,168,977
Less:
Commissions, transportation and other	1,372,785	1,383,339	1,314,595	1,289,255
Onboard and other	582,750	585,631	568,615	529,453
Net Cruise Costs including divested businesses	4,399,698	4,408,964	4,466,879	4,350,269
Less:
Net Cruise Costs related to divested businesses prior to sales transaction	47,854	46,158	224,864	199,596
Other initiative costs included within cruise operating expenses and marketing, selling and administrative expenses	18,972	19,354	—	—
Loss on sale of ship included within other operating expenses	17,401	17,401	—	—
Net Cruise Costs	4,315,471	4,326,051	4,242,015	4,150,673
Less:
Fuel	947,391	950,945	924,414	909,691
Net Cruise Costs Excluding Fuel	$3,368,080	$3,375,106	$3,317,601	$3,240,982

APCD	34,773,915	34,773,915	33,974,852	33,705,584
Gross Cruise Costs per APCD	$182.76	$183.41	$186.91	$183.03
Net Cruise Costs per APCD	$124.10	$124.41	$124.86	$123.14
Net Cruise Cost Excluding Fuel per APCD	$96.86	$97.06	$97.65	$96.16
Net Debt-to-Capital was calculated as follows (in thousands):

	As of December 31,
	2014	2013
Long-term debt, net of current portion	$7,644,318	$6,511,426
Current portion of long-term debt	799,630	1,563,378
Total debt	8,443,948	8,074,804
Less: Cash and cash equivalents	189,241	204,687
Net Debt	$8,254,707	$7,870,117
Total shareholders' equity	$8,284,359	$8,808,265
Total debt	8,443,948	8,074,804
Total debt and shareholders' equity	$16,728,307	$16,883,069
Debt-to-Capital	50.5%	47.8%
Net Debt	$8,254,707	$7,870,117
Net Debt and shareholders' equity	$16,539,066	$16,678,382
Net Debt-to-Capital	49.9%	47.2%

Outlook
On January 29, 2015, we announced the following initial first quarter and full year 2015 guidance:
Full Year 2015

	As Reported	Constant Currency
Net Yields	(0.5%) to 1.5%	2.5% to 4.5%
Net Cruise Costs per APCD	(4.5%) to (5.5%)	(3.0%) to (4.0%)
Net Cruise Costs per APCD, excluding Fuel	(1.5%) to (0.5%)	1% or better
Capacity Increase	5.5%
Depreciation and Amortization	$840 to $850 million
Interest Expense, net	$260 to $270 million
Fuel Consumption (metric tons)	1,400,000
Fuel Expenses	$806 million
Percent Hedged (fwd consumption)	52%
Impact of 10% change in fuel prices	$25 million
Adjusted Earnings per Share — Diluted	$4.65 to $4.85
First quarter 2015

	As Reported	Constant Currency
Net Yields	Approx. (5.0%)	(1.5%) to (2.0%)
Net Cruise Costs per APCD	(3.5%) to (4.0%)	Approx. (2.0%)
Net Cruise Costs per APCD, excluding Fuel	Flat to up 1%	2.0% to 3.0%
Capacity Increase	3.8%
Depreciation and Amortization	$195 to $205 million
Interest Expense, net	$60 to $70 million
Fuel Consumption (metric tons)	353,000
Fuel Expenses	$207 million
Percent Hedged (fwd consumption)	54%
Impact of 10% change in fuel prices	$7 million
Adjusted Earnings per Share — Diluted	$0.10 to $0.15

Since our earnings release on January 29, 2015, bookings have remained encouraging and consistent with our previous expectations. Accordingly, our forecast has remained essentially unchanged.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

In this section, references to 2014 refer to the year ended December 31, 2014 and references to 2013 refer to the year ended December 31, 2013.

Revenues

Total revenues for 2014 increased $114.0 million, or 1.4%, to $8.1 billion from $8.0 billion in 2013.

Passenger ticket revenues comprised 73.0% of our 2014 total revenues. Passenger ticket revenues increased by $171.1 million, or 3.0%, to $5.9 billion in 2014 from $5.7 billion in 2013. The increase was primarily due to:

•
a 2.4% increase in capacity, which increased Passenger ticket revenues by $134.6 million. The increase in capacity was primarily due to the addition of Quantum of the Seas which entered service in October 2014 and the transfer of Monarch of the Seas to Pullmantur in April 2013 reducing capacity in 2013 due to the two-month lag further discussed in Note 1. General to our consolidated financial statements. Passenger ticket revenues also includes the impact of the change in our voyage proration methodology; and

•
an increase in ticket prices driven by greater demand for close-in European and Asian sailings, which was partially offset by a decrease in ticket prices for Caribbean sailings, all of which contributed to a $99.1 million increase in Passenger ticket revenues.

The increase in passenger ticket revenues was partially offset by the unfavorable effect of changes in foreign currency exchange rates related to our revenue transactions denominated in currencies other than the United States dollar of approximately $62.5 million.

The remaining 27.0% of 2014 total revenues was comprised of onboard and other revenues, which decreased $57.2 million, or 2.6%. The decrease in onboard and other revenues was primarily due to a $177.2 million decrease in revenues related to Pullmantur's non-core businesses that were sold in 2014 as noted above. The decrease was partially offset by:

•
a $45.5 million increase in onboard revenue attributable to higher spending on a per passenger basis primarily due to our ship upgrade programs and other revenue enhancing initiatives, including various beverage initiatives, the addition and promotion of specialty restaurants, the increased revenue associated with internet and other telecommunication services and other onboard activities;

•	a $46.0 million increase attributable to the 2.4% increase in capacity noted above, which includes the impact of the change in our voyage proration; and

•
a $28.7 million increase in other revenue of which the largest driver is attributable to an out-of-period adjustment of approximately $13.9 million that was recorded in 2013 to correct the calculation of our liability for our credit card rewards program.

Onboard and other revenues included concession revenues of $324.3 million in 2014 and $316.3 million in 2013.

Cruise Operating Expenses

Total cruise operating expenses for 2014 increased $1.0 million. The increase was primarily due to:

•	a $119.4 million increase attributable to the 2.4% increase in capacity noted above, which includes the impact of the change in our voyage proration methodology;

•	a $37.8 million increase in head taxes mainly attributable to itinerary changes;

•	the loss recognized on the sale of Celebrity Century of $17.4 million; and

•	a $12.5 million increase primarily attributable to vessel maintenance due to the timing of scheduled drydocks.

The increase was offset by:

•	a $138.0 million decrease in expenses related to Pullmantur's non-core businesses that were sold in 2014 as noted above;

•	a $16.3 million decrease in commissions expense attributable to shifts in our distribution channels; and

•	a $15.0 million decrease in shore excursion expense attributable to itinerary changes and lower costs incurred.

Marketing, Selling and Administrative Expenses

Marketing, selling and administrative expenses for 2014 increased $4.1 million, or 0.4%. The increase was primarily due to an increase in other costs associated with our restructuring activities. Refer to Note 16. Restructuring and Related Impairment Charges to our consolidated financial statements for further information on our restructuring activities.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for 2014 increased $17.7 million or 2.3% to $772.4 million from $754.7 million in 2013. The increase was primarily driven by new shipboard additions associated with our ship upgrade programs, the addition of our new reservations pricing engine in December of 2013 and the addition of Quantum of the Seas which entered service in October 2014.

Restructuring and related impairment charges

We incurred restructuring and related impairment charges of approximately $4.3 million in 2014 compared to $56.9 million in 2013. In 2013, we recognized an impairment charge of $33.5 million to write down the assets held for sale related to the Pullmantur businesses and to write down certain long-lived assets, consisting of three aircraft owned and operated by Pullmantur Air, to their fair value which did not recur in 2014. Refer to Note 16. Restructuring and Related Impairment Charges to our consolidated financial statements for further information on our restructuring activities.

Other Income (Expense)

Interest expense, net of interest capitalized, decreased $74.1 million, or 22.3%, to $258.3 million in 2014 from $332.4 million in 2013. The decrease was due to lower interest rates and, to a lesser extent, a lower average debt level.

Other income in 2014 was $70.2 million compared to Other expense of $1.7 million in 2013. The increase in income of $72.0 million was primarily due to a $33.5 million tax benefit related to the reversal of a deferred tax asset valuation allowance resulting from Spanish tax reform, ineffectiveness gains of $11.5 million from our interest rate swap agreements compared to ineffectiveness losses of $7.3 million in 2013 and to income of $51.6 million from our equity method investments in 2014 compared to income of $32.0 million in 2013.

Extinguishment of unsecured senior notes decreased $4.2 million in 2014 compared to the same period in 2013 as we did not repurchase any unsecured notes in 2014.

Net Yields

Net Yields increased 1.4% in 2014 compared to 2013 primarily due to the increase in passenger ticket revenues noted above. Net Yields increased 2.4% in 2014 compared to 2013 on a Constant Currency basis.

Net Cruise Costs

Net Cruise Costs increased 1.7% in 2014 compared to 2013 primarily due to the increase in capacity noted above. Net Cruise Costs per APCD and Net Cruise Costs per APCD on a Constant Currency basis remained consistent compared to 2013.

Net Cruise Costs Excluding Fuel

Net Cruise Costs Excluding Fuel per APCD decreased 0.8% in 2014 compared to 2013. Net Cruise Costs Excluding Fuel per APCD on a Constant Currency basis for 2014 remained consistent compared to 2013.

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

Passenger ticket revenues comprised 71.9% of our 2013 total revenues. Passenger ticket revenues increased by $128.1 million, or 2.3%, to $5.7 billion in 2013 from $5.6 billion in 2012. The increase was primarily due to:

•
an increase in ticket prices for European sailings and certain deployment initiatives, including but not limited to increased deployment in Australia and Asia, all of which contributed to a $117.6 million increase in Passenger ticket revenues; and

•
a 0.8% increase in capacity, which increased Passenger ticket revenues by $44.6 million. The increase in capacity was primarily due to the addition of Celebrity Reflection which entered service in October 2012. This increase was partially offset by the transfer of Ocean Dream to an unrelated third-party in April 2012 as part of a six year bareboat charter agreement and the transfer of Monarch of the Seas to Pullmantur in April 2013 reducing capacity due to the two-month lag further discussed in Note 1. General.

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

The increase was primarily due to:

•
a $101.7 million increase in onboard revenue primarily due to higher spending on a per passenger basis due to revenue enhancing initiatives as a result of our ship upgrade programs and an increase in shore excursion revenues attributable to certain deployment initiatives particularly in Australia. Onboard and other revenues included concession revenues of $316.3 million in 2013 and $288.6 million in 2012;

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

•	an $8.6 million increase in shore excursion expenses attributable to itinerary changes noted above.

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
Liquidity and Capital Resources
Sources and Uses of Cash
Cash flow generated from operations provides us with a significant source of liquidity. Net cash provided by operating activities increased $331.7 million to $1.7 billion for 2014 compared to $1.4 billion for 2013. The increase was primarily due to a decrease in interest paid in 2014 compared to 2013 and the timing of proceeds from accounts receivable and payments to vendors in 2014. Net cash provided by operating activities in 2013 remained consistent compared to 2012.
Net cash used in investing activities was $1.8 billion for 2014 compared to $824.5 million for 2013. The increase was primarily attributable to an increase in capital expenditures of $1.0 billion in 2014 compared to 2013 primarily due to the delivery of Quantum of the Seas and the purchase of Brilliance of the Seas in 2014. Additionally, there was an increase in investments in and loans to unconsolidated affiliates of $118.0 million and an increase in cash paid on the settlement of derivative financial instruments of $50.8 million. These cash outlays were partially offset by cash received of $220.0 million in 2014 for the sale of Celebrity Century which did not occur in 2013 and a $52.8 million increase in cash received from repayments of a loan to an unconsolidated affiliate in 2014 compared to 2013.
Net cash used in investing activities was $824.5 million for 2013 compared to $1.3 billion for 2012. The decrease in 2013 compared to 2012 is primarily due to a decrease in capital expenditures of $527.7 million attributable to the delivery of a ship, Celebrity Reflection, in 2012 which did not recur in 2013, partially offset by a higher level of ships under construction in 2013 compared to 2012. The decrease in capital expenditures was partially offset by investments of $70.6 million to our unconsolidated affiliates during 2013.
Net cash provided by financing activities was $17.5 million for 2014 compared to net cash used in financing activities of $576.6 million for 2013. This change was primarily due to a $1.7 billion increase in debt proceeds and a $40.8 million increase in the proceeds from the exercise of common stock options, partially offset by the repurchase of treasury stock of $236.1 million, an increase of $867.7 million in repayments of debt and an increase of dividends paid of $55.3 million. The increase in repayments of debt and proceeds from issuance of debt was primarily due to proceeds received from an unsecured term loan of $791.1 million due to the delivery of Quantum of the Seas in 2014, a higher level of bond maturities and higher drawings and repayments on our revolving credit facilities.
Net cash used in financing activities was $576.6 million for 2013 compared to $179.6 million for 2012. This change was primarily due to an increase of $295.2 million in repayments of debt and an increase of $25.9 million paid in dividends, partially offset by a decrease of $109.0 million in debt proceeds.
Future Capital Commitments

Our future capital commitments consist primarily of new ship orders. As of December 31, 2014, we had two Quantum-class ships and two Oasis-class ships on order for our Royal Caribbean International brand with an aggregate capacity of approximately 19,200 berths. Additionally, we have two "Project Edge" ships on order for our Celebrity Cruises brand with an aggregate capacity of approximately 5,800 berths, which are expected to become effective in the second quarter of 2015.

As of December 31, 2014, the aggregate cost of our ships on order, not including the "Project Edge" ships, was approximately $5.0 billion, of which we had deposited $394.4 million as of such date. Approximately 28.8% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at December 31, 2014. (See Note 14. Fair Value Measurements and Derivative Instruments and Note 15. Commitments and Contingencies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data).

As of December 31, 2014, anticipated overall capital expenditures, based on our existing ships on order, are approximately $1.6 billion for 2015, $2.3 billion for 2016, $0.4 billion for 2017 and $2.2 billion for 2018.

Contractual Obligations
As of December 31, 2014, our contractual obligations were as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Operating Activities:
Operating lease obligations(1)	$189,519	$18,154	$28,750	$17,618	$124,997
Interest on long-term debt(2)	1,150,946	245,162	344,430	214,598	346,756
Other(3)	843,262	214,817	303,590	197,012	127,843
Investing Activities:	0
Ship purchase obligations(4)	3,673,286	946,752	1,770,213	956,321	—
Other(5)	58,811	58,811	—	—	—
Financing Activities:	0
Long-term debt obligations(6)	8,391,302	790,920	2,765,464	2,307,677	2,527,241
Capital lease obligations(7)	52,646	8,710	11,525	6,603	25,808
Other(8)	88,610	25,652	37,375	19,099	6,484
Total	$14,448,382	$2,308,978	$5,261,347	$3,718,928	$3,159,129
_______________________________________________________________________________

(1)     We are obligated under noncancelable operating leases primarily for offices, warehouses and motor vehicles. Amounts represent contractual obligations with initial terms in excess of one year.
(2)      Long-term debt obligations mature at various dates through fiscal year 2027 and bear interest at fixed and variable rates. Interest on variable-rate debt is calculated based on forecasted debt balances, including interest swapped using the applicable rate at December 31, 2014. Debt denominated in other currencies is calculated based on the applicable exchange rate at December 31, 2014.
(3)      Amounts primarily represent future commitments with remaining terms in excess of one year to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts.
(4)     Amounts do not include potential obligations which remain subject to cancellation at our sole discretion.
(5)     Amount represents unused commitment on loan to unconsolidated affiliate.
(6)     Amounts represent debt obligations with initial terms in excess of one year.
(7)     Amounts represent capital lease obligations with initial terms in excess of one year.
(8)     Amounts represent fees payable to sovereign guarantors in connection with certain of our export credit debt facilities and facility fees on our revolving credit facilities.
Please refer to Funding Needs and Sources for discussion on the planned funding of the above contractual obligations.

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
Off-Balance Sheet Arrangements
In connection with the sale of Celebrity Mercury in February 2011, we and TUI AG each guaranteed repayment of 50% of a €180.0 million amortizing bank loan provided to TUI Cruises which is due 2016. As of December 31, 2014, €117.0 million, or approximately $141.6 million based on the exchange rate at December 31, 2014, remains outstanding. Based on current facts and circumstances, we do not believe potential obligations under this guarantee are probable.
TUI Cruises has entered into construction agreements with Meyer Turku shipyard that includes certain restrictions on each of our and TUI AG's ability to reduce our current ownership interest in TUI Cruises below 37.5% through 2019.
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
Funding Needs and Sources
We have significant contractual obligations of which our debt service obligations and the capital expenditures associated with our ship purchases represent our largest funding needs. As of December 31, 2014, we have approximately $2.3 billion in contractual obligations due through December 31, 2015 of which approximately $790.9 million relates to debt maturities, $946.8 million relates to the acquisition of Anthem of the Seas along with progress payments on our other ship purchases and $245.2 million relates to interest on long-term debt. We have historically relied on a combination of cash flows provided by operations, drawdowns under our available credit facilities, the incurrence of additional debt and/or the refinancing of our existing debt and the issuance of additional shares of equity securities to fund these obligations.
We had a working capital deficit of $3.0 billion as of December 31, 2014 as compared to a working capital deficit of $3.3 billion as of December 31, 2013. Included within our working capital deficit is $799.6 million and $1.6 billion of current portion of long-term debt, including capital leases, as of December 31, 2014 and December 31, 2013, respectively. The decrease in working capital deficit was primarily due to the decrease in current maturities of long-term debt. Similar to others in our industry, we operate with a substantial working capital deficit. This deficit is mainly attributable to the fact that, under our business model, a vast majority of our passenger ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts remain a current liability until the sailing date. The cash generated from these advance receipts is used interchangeably with cash on hand from other sources, such as our revolving credit facilities and other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future sailing or otherwise, pay down our revolving credit facilities, invest in long term investments or any other use of cash. In addition, we have a relatively low-level of accounts receivable and rapid turnover results in a limited investment in inventories. We generate substantial cash flows from operations and our business model, along with our unsecured revolving credit facilities, has historically allowed us to maintain this working capital deficit and still meet our operating, investing and financing needs. We expect that we will continue to have working capital deficits in the future.
As of December 31, 2014, we have on order two Quantum-class ships and two Oasis-class ships each of which has committed unsecured bank financing arrangements which include sovereign financing guarantees. Refer to Note 15. Commitments and Contingencies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information.
During 2014, we repaid our €745.0 million 5.625% unsecured senior notes with proceeds from our $380.0 million unsecured term loan facility and our revolving credit facilities and we amended and restated our €365.0 million unsecured term loan due July 2017 primarily to reduce the margin on the facility. Additionally, in March 2014, we amended our unsecured term loans for Oasis of the Seas and Allure of the Seas primarily to reduce the margins on those facilities and eliminate the lenders' option to exit those facilities in 2015 and 2017, respectively.
During 2014, we increased the capacity of our unsecured revolving credit facility due August 2018 by $300 million by utilizing the accordion feature, bringing our total capacity under this facility to $1.2 billion as of December 31, 2014. We purchased the Brilliance of the Seas for a net settlement purchase price of approximately £175.4 million or $275.4 million using proceeds from this facility. Refer to Note 7. Long-Term Debt to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information.

As of December 31, 2014, we had liquidity of $1.0 billion, consisting of approximately $189.2 million in cash and cash equivalents and $800.9 million available under our unsecured credit facilities. We anticipate that our cash flows from operations and our current financing arrangements, as described above, will be adequate to meet our capital expenditures and debt repayments over the next twelve-month period.

We implemented a broad profitability improvement program with initiatives aimed at improving our returns on invested capital. One of those initiatives, commenced in the third quarter of 2013, relates to realizing economies of scale and improving service delivery to our travel partners and guests by restructuring and consolidating our global sales, marketing and general and administrative structure. A second initiative, commenced in the fourth quarter of 2013, relates to Pullmantur’s focus on its cruise business and expansion in Latin America. During 2014, we incurred approximately $30 million in cash outlays to implement these initiatives and we do not expect any further cash outlays to be significant.

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

Debt Covenants
Certain of our financing agreements contain financial covenants that require us, among other things, to maintain minimum net worth of at least $6.2 billion, a fixed charge coverage ratio of at least 1.25x and limit our net debt-to-capital ratio to no more than 62.5%. The fixed charge coverage ratio is calculated by dividing net cash from operations for the past four quarters by the sum of dividend payments plus scheduled principal debt payments in excess of any new financings for the past four quarters. Our minimum net worth and maximum net debt-to-capital calculations exclude the impact of Accumulated other comprehensive (loss) income on Total shareholders' equity. We are well in excess of all financial covenant requirements as of December 31, 2014. The specific covenants and related definitions can be found in the applicable debt agreements, the majority of which have been previously filed with the Securities and Exchange Commission.
Dividends
In December 2014, we declared a cash dividend on our common stock of $0.30 per share which was paid in the first quarter of 2015. We declared a cash dividend on our common stock of $0.30 per share during the third quarter of 2014 which was paid in the fourth quarter of 2014. During the first and second quarters of 2014, we declared and paid a cash dividend on our common stock of $0.25 per share. During the first quarter of 2014, we also paid a cash dividend on our common stock of $0.25 per share which was declared during the fourth quarter of 2013.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our long-term debt obligations including future interest payments. At December 31, 2014, approximately 28.5% of our long-term debt was effectively fixed as compared to 34.6% as of December 31, 2013. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense.

Market risk associated with our long-term fixed-rate debt is the potential increase in fair value resulting from a decrease in interest rates. We use interest rate swap agreements that effectively convert a portion of our fixed-rate debt to a floating-rate basis to manage this risk. At December 31, 2014 and December 31, 2013, we maintained interest rate swap agreements on the $420.0 million fixed-rate portion of our Oasis of the Seas unsecured amortizing term loan and on the $650.0 million unsecured senior notes due 2022. The interest rate swap agreements on Oasis of the Seas debt effectively changed the interest rate on the balance of the unsecured term loan, which was $245.0 million as of December 31, 2014, from a fixed rate of 5.41% to a LIBOR-based floating rate equal to LIBOR plus 3.87%, currently approximately 4.20%. The interest rate swap agreements on the $650.0 million unsecured senior notes effectively changed the interest rate of the unsecured senior notes from a fixed rate of 5.25% to a LIBOR-based floating rate equal to LIBOR plus 3.63%, currently approximately 3.86%. These interest rate swap agreements are accounted for as fair value hedges.

The estimated fair value of our long-term fixed-rate debt at December 31, 2014 was $2.1 billion, using quoted market prices, where available, or using the present value of expected future cash flows which incorporates risk profile. The fair value of our fixed to floating interest rate swap agreements was estimated to be a liability of $22.3 million as of December 31, 2014, based on the present value of expected future cash flows. A hypothetical one percentage point decrease in interest rates at December 31, 2014 would increase the fair value of our hedged and unhedged long-term fixed-rate debt by approximately $96.4 million and would increase the fair value of our fixed to floating interest rate swap agreements by $55.5 million.

Market risk associated with our long-term floating-rate debt is the potential increase in interest expense from an increase in interest rates. We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage this risk. A hypothetical one percentage point increase in interest rates would increase our forecasted 2015 interest expense by approximately $48.4 million, assuming no change in foreign currency exchange rates.

At December 31, 2014 and December 31, 2013, we maintained forward-starting interest rate swap agreements that hedge the anticipated unsecured amortizing term loan that will finance our purchase of Anthem of the Seas. Forward-starting interest rate swaps hedging the Anthem of the Seas loan will effectively convert the interest rate for $725.0 million of the anticipated loan balance from LIBOR plus 1.30% to a fixed rate of 3.86% (inclusive of margin) beginning in April 2015. The fair value of our floating to fixed interest rate swap agreements was estimated to be a liability of $47.5 million as of December 31, 2014 based on the present value of expected future cash flows. These interest rate swap agreements are accounted for as cash flow hedges.
In addition, at December 31, 2014 and December 31, 2013, we maintained interest rate swap agreements on our Celebrity Reflection term loan. Our interest rate swap agreements effectively converted the interest rate on a portion of the Celebrity Reflection unsecured amortizing term loan balance of approximately $545.4 million from LIBOR plus 0.40% to a fixed rate (including applicable margin) of 2.85% through the term of the loan. Furthermore, at December 31, 2014, we maintained interest rate swap agreements on our Quantum of the Seas term loan. Our interest rate swap agreements effectively converted the interest rate on a portion of the Quantum of the Seas unsecured amortizing term loan balance of approximately $735.0 million from LIBOR plus 1.30% to a fixed rate of 3.74% (inclusive of margin) through the term of the loan. These interest rate swap agreements are accounted for as cash flow hedges.
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

The estimated fair value, as of December 31, 2014, of our Euro-denominated forward contracts associated with our ship construction contracts was a liability of $182.2 million, based on the present value of expected future cash flows. As of December 31, 2014, the aggregate cost of our ships on order was approximately $5.0 billion, of which we had deposited $394.4 million as of such date. Approximately 28.8% and 36.3% of the aggregate cost of the ships under construction was exposed to fluctuations in the Euro exchange rate at December 31, 2014 and December 31, 2013, respectively. A hypothetical 10% strengthening of the Euro as of December 31, 2014, assuming no changes in comparative interest rates, would result in a $188.4 million increase in the United States dollar cost of the foreign currency denominated ship construction contracts exposed to fluctuations in the Euro exchange rate. The majority of our foreign currency forward contracts, collar options and cross-currency swap agreements are accounted for as cash flow, fair value or net investment hedges depending on the designation of the related hedge.

During 2012, we entered into foreign currency collar options to hedge a portion of our foreign currency exposure on the construction contract price for Anthem of the Seas. These options mature in April 2015 and their fair value was estimated to be a liability of $21.9 million at December 31, 2014.

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

We consider our investments in our foreign operations to be denominated in relatively stable currencies and of a long-term nature. We partially mitigate the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries’ and investments’ functional currencies and designating it as a hedge of these subsidiaries and investments. We designated debt as a hedge of our net investments in Pullmantur and TUI Cruises of approximately €139.4 million and €544.9 million, or approximately $168.7 million and $750.8 million, through December 31, 2014 and December 31, 2013, respectively. A hypothetical 10% increase or decrease in the December 31, 2014 Euro exchange rate would increase or decrease the fair value of our assigned debt by $16.9 million, which would be offset by a corresponding decrease or increase in the United States dollar value of our net investment. Furthermore, during 2014, we entered into foreign currency forward contracts and designated them as hedges of a portion of our net investments in Pullmantur and TUI Cruises of €415.6 million or approximately $502.9 million, based on the exchange rate at December 31, 2014. These forward currency contracts mature in April 2016 and their estimated fair value was an asset of $64.0 million as of December 31, 2014. Accordingly, we have included approximately $45.0 million and

($44.4) million of foreign-currency transaction gains (losses) and of changes in the fair value of derivatives in the foreign currency translation adjustment component of Accumulated other comprehensive (loss) income at December 31, 2014 and December 31, 2013, respectively.

Lastly, on a regular basis, we enter into foreign currency forward contracts and, from time to time, we have utilized cross-currency swap agreements to minimize volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than our functional currency or the functional currencies of our foreign subsidiaries. During 2014, we maintained an average of approximately $474.0 million of these foreign currency forward contracts. These instruments are not designated as hedging instruments. In 2014, 2013 and 2012 changes in the fair value of the foreign currency forward contracts were (losses) gains of approximately ($48.6) million, ($19.3) million and $7.7 million, respectively, which offset gains (losses) arising from the remeasurement of monetary assets and liabilities denominated in foreign currencies in those same years of $49.5 million, $13.4 million and ($11.8) million, respectively. These changes were recognized in earnings within Other income (expense) in our consolidated statements of comprehensive income (loss).

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates primarily to the consumption of fuel on our ships. Fuel cost (net of the financial impact of fuel swap agreements), as a percentage of our total revenues, was approximately 11.7% in 2014, 11.6% in 2013 and 11.8% in 2012. We use fuel swap agreements to mitigate the financial impact of fluctuations in fuel prices.

As of December 31, 2014, we had fuel swap agreements to pay fixed prices for fuel with an aggregate notional amount of approximately $1.4 billion, maturing through 2018. The fuel swap agreements represented 58% of our projected 2015 fuel requirements, 55% of our projected 2016 fuel requirements, 35% of our projected 2017 fuel requirements and 15% of our projected 2018 fuel requirements. These fuel swap agreements are accounted for as cash flow hedges. The estimated fair value of these contracts at December 31, 2014 was estimated to be a liability of $497.8 million. We estimate that a hypothetical 10% increase in our weighted-average fuel price from that experienced during the year ended December 31, 2014 would increase our forecasted 2015 fuel cost by approximately $22.7 million, net of the impact of fuel swap agreements.

Item 8.    Financial Statements and Supplementary Data
Our Consolidated Financial Statements and Quarterly Selected Financial Data are included beginning on page F-1 of this report.
Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chairman and Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based upon such evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded that those controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our Chairman and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, the independent registered certified public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in its report, which is included herein on page F-2.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Jason T. Liberty Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

February 23, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2015.

/s/ RICHARD D. FAIN
Richard D. Fain Director, Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ JASON T. LIBERTY
Jason T. Liberty Chief Financial Officer (Principal Financial Officer)

/s/ HENRY L. PUJOL
Henry L. Pujol Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

*
Bernard W. Aronson Director

*
John F. Brock Director

*
William L. Kimsey Director

*
Ann S. Moore Director

*
Eyal M. Ofer Director

*
Thomas J. Pritzker Director

*
William K. Reilly Director

*
Bernt Reitan Director

*
Vagn O. Sørensen Director

*
Arne Alexander Wilhelmsen Director

*By:	/s/ JASON T. LIBERTY
Jason T. Liberty, as Attorney-in-Fact

INDEX TO EXHIBITS
Exhibits 10.17 through 10.38 represent management compensatory plans or arrangements.

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

10.5
— Amendment No. 1 to Amended and Restated Credit Agreement dated March 7, 2014 among the Company, the various financial institutions as are parties to the Credit Agreement and BNP PARIBAS FORTIS S.A./N.V., as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014).

10.6
— Amendment No. 1 to Amended and Restated Credit Agreement dated March 7, 2014 among the Company, the various financial institutions as are parties to the Credit Agreement and SKANDINAVISKA ENSKILDA BANKEN AB, as administrative agent for the lenders (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014).

Exhibit	Description

10.7
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

10.8
— Amendment Agreement in connection with the Credit Agreement in respect of Hull No. S-698, dated as of February 17, 2012, between the Company, the Lenders from time to time party thereto and KfW-IPEX-Bank GmbH, as Hermes Agent, Facility Agent and Initial Mandated Lead Arranger (incorporated by reference to Exhibit 10.10 to the Company’s 2011 Annual Report on Form 10-K).

10.9
— Amendment and Restatement Agreement dated as of April 15, 2014 in respect of a Facility Agreement dated as of July 9, 2013 between the Company, the Lenders from time to time party thereto, Société Générale, as Facility Agent and Mandated Lead Arranger, BNP Paribas, as Documentation Bank and Mandated Lead Arranger, and HSBC France, as Mandated Lead Arranger (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 21, 2014).

10.10
— Hull No. S-699 Credit Agreement, dated as of November 27, 2013, between the Company, as the Borrower, the Lenders from time to time party thereto and KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent and Initial Mandated Lead Arranger (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 3, 2013).

10.11
— Facility Agreement dated as of April 15, 2014 between the Company, the Lenders from time to time party thereto, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Facility Agent, Documentation Bank and Mandated Lead Arranger, Banco Santander, S.A., as COFACE Agent and Mandated Lead Arranger, and KfW IPEX-BANK GmbH, as Mandated Lead Arranger (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 21, 2014)

10.12
— Novation Agreement, dated as of January 30, 2015, between Frosaitomi Finance Ltd., Royal Caribbean Cruises Ltd., Citibank International Limited, Citicorp Trustee Company Limited, Citibank N.A., London Branch and the banks and financial institutions as a lender parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2015)

10.13
— Office Building Lease Agreement dated July 25, 1989 between Miami-Dade County and the Company, as amended (incorporated by reference to Exhibits 10.116 and 10.117 to the Company’s Registration Statement on Form F-1, File No. 33-46157, filed with the Commission and Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 5, 2011).

10.14
— Office Building Lease Agreement dated January 18, 1994 between Miami-Dade County and the Company (incorporated by reference to Exhibit 2.13 to the Company’s 1993 Annual Report on Form 20-F, File No. 1-11884 and Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 5, 2011).

10.15
— Multi-Tenant Office Lease Agreement dated May 3, 2000, as amended through January 26, 2010, between the Company and RT Miramar II, LLC (incorporated by reference to Exhibit 4.6 to the Company’s 2003 Annual Report on Form 20-F and Exhibit 10.17 to the Company’s 2009 Annual Report on Form 10-K).

10.16
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

10.17
— Royal Caribbean Cruises Ltd. 2000 Stock Award Plan, as amended and restated through September 18, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 8, 2005 and Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 22, 2006).

10.18
— Royal Caribbean Cruises Ltd. 2008 Equity Incentive Plan, as amended to date (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014).

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
10.21
— Form of Royal Caribbean Cruises Ltd. 2008 Equity Incentive Plan Restricted Stock Unit Agreement for grants made in 2011, 2012, 2013 and December 2014 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).

10.22
— Form of Royal Caribbean Cruises Ltd. 2008 Equity Incentive Plan Restricted Stock Unit Agreement for grants made in February 2014 and 2015 (incorporated by reference to Exhibit 10.23 to the Company’s 2013 Annual Report on Form 10-K).

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

10.25
— Form of Royal Caribbean Cruises Ltd. 2008 Equity Incentive Plan Performance Share Agreement for grants made in February 2014 (incorporated by reference to Exhibit 10.23 to the Company’s 2013 Annual Report on Form 10-K).

10.26	— Form of Royal Caribbean Cruises Ltd. 2008 Equity Incentive Plan Performance Share Agreement for grants made in December 2014.*

10.27	— Form of Royal Caribbean Cruises Ltd. 2008 Equity Incentive Plan Performance Share Agreement for grants made in February 2015.*

10.28	— Employment Agreement dated December 31, 2012 between the Company and Richard D. Fain (incorporated by reference to Exhibit 10.22 to the Company’s 2012 Annual Report on Form 10-K).

10.29	— Employment Agreement dated December 31, 2012 between the Company and Adam M. Goldstein (incorporated by reference to Exhibit 10.23 to the Company’s 2012 Annual Report on Form 10-K).

10.30	— Employment Agreement dated December 31, 2012 between Celebrity Cruises Inc. and Michael W. Bayley (incorporated by reference to Exhibit 10.24 to the Company’s 2012 Annual Report on Form 10-K).

10.31	— Employment Agreement dated December 31, 2012 between the Company and Harri U. Kulovaara (incorporated by reference to Exhibit 10.26 to the Company’s 2012 Annual Report on Form 10-K).

10.32
— Employment Agreement dated May 20, 2013 between the Company and Jason T. Liberty (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013).

10.33	— Form of First Amendment to Employment Agreement dated as of February 6, 2015 (entered into between the Company and each of Messrs. Fain, Goldstein, Bayley, Kulovaara and Liberty).*

10.34
— Royal Caribbean Cruises Ltd. Executive Short-Term Bonus Plan, as amended to date (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014).

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

10.36
— Royal Caribbean Cruises Ltd. Supplemental Executive Retirement Plan as amended through November 11, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 8, 2005, Exhibit 10.31 to the Company’s 2006 Annual Report on Form 10-K, Exhibit 10.31 to the Company’s 2007 Annual Report on Form 10-K, Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 and Exhibit 10.38 to the Company’s 2008 Annual Report on Form 10-K).

10.37	— Summary of Royal Caribbean Cruises Ltd. Board of Directors Compensation.*

10.38	— Cruise Policy for Members of the Board of Directors of the Company (incorporated by reference to Exhibit 10.35 to the Company’s 2013 Annual Report on Form 10-K).

Exhibit	Description

12.1	— Statement regarding computation of fixed charge coverage ratio*

21.1	— List of Subsidiaries*

23.1	— Consent of PricewaterhouseCoopers LLP, an independent registered certified public accounting firm*

23.2	— Consent of Drinker Biddle & Reath LLP*

24.1	— Power of Attorney*

31.1	— Certification of Richard D. Fain required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934*

31.2	— Certification of Jason T. Liberty required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934*

32.1	— Certification of Richard D. Fain and Jason T. Liberty pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code**
___________________________________

*	Filed herewith

**	Furnished herewith
Interactive Data File

101
—The following financial statements from Royal Caribbean Cruises Ltd.'s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on February 23, 2015, formatted in XBRL, as follows:

	(i)	the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012;
	(ii)	the Consolidated Balance Sheets at December 31, 2014 and 2013;
	(iii)	the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012;
	(iv)	the Consolidated Statements of Shareholders' Equity for the years ended December 31, 2014, 2013 and 2012; and
	(v)	the Notes to the Consolidated Financial Statements, tagged in summary and detail.

ROYAL CARIBBEAN CRUISES LTD.

Report of Independent Registered Certified Public Accounting Firm
To the Board of Directors and Shareholders
of Royal Caribbean Cruises Ltd.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income (loss), cash flows and shareholders' equity present fairly, in all material respects, the financial position of Royal Caribbean Cruises Ltd. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Miami, Florida
February 23, 2015

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except per share data)
Passenger ticket revenues	$5,893,847	$5,722,718	$5,594,595
Onboard and other revenues	2,180,008	2,237,176	2,093,429
Total revenues	8,073,855	7,959,894	7,688,024
Cruise operating expenses:
Commissions, transportation and other	1,372,785	1,314,595	1,289,255
Onboard and other	582,750	568,615	529,453
Payroll and related	847,641	841,737	828,198
Food	478,130	469,653	449,649
Fuel	947,391	924,414	909,691
Other operating	1,077,584	1,186,256	1,151,188
Total cruise operating expenses	5,306,281	5,305,270	5,157,434
Marketing, selling and administrative expenses	1,048,952	1,044,819	1,011,543
Depreciation and amortization expenses	772,445	754,711	730,493
Impairment of Pullmantur related assets	—	—	385,444
Restructuring and related impairment charges	4,318	56,946	—
	7,131,996	7,161,746	7,284,914
Operating Income	941,859	798,148	403,110
Other income (expense):
Interest income	10,344	13,898	21,331
Interest expense, net of interest capitalized	(258,299)	(332,422)	(355,785)
Extinguishment of unsecured senior notes	—	(4,206)	(7,501)
Other income (expense) (including $33.5 million deferred tax benefit related to the reversal of a valuation allowance in 2014 and ($28.5) million net deferred tax expense related to impairments in 2012)	70,242	(1,726)	(42,868)
	(177,713)	(324,456)	(384,823)
Net Income	$764,146	$473,692	$18,287
Basic Earnings per Share:
Net income	$3.45	$2.16	$0.08
Diluted Earnings per Share:
Net income	$3.43	$2.14	$0.08
Comprehensive (Loss) Income
Net Income	$764,146	$473,692	$18,287
Other comprehensive (loss) income:
Foreign currency translation adjustments	(26,102)	1,529	(2,764)
Change in defined benefit plans	(7,213)	10,829	(4,567)
(Loss) gain on cash flow derivative hedges	(869,350)	127,829	(51,247)
Total other comprehensive (loss) income	(902,665)	140,187	(58,578)
Comprehensive (Loss) Income	$(138,519)	$613,879	$(40,291)

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2014	2013
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$189,241	$204,687
Trade and other receivables, net	261,392	259,746
Inventories	123,490	151,244
Prepaid expenses and other assets	226,960	252,852
Derivative financial instruments	—	87,845
Total current assets	801,083	956,374
Property and equipment, net	18,235,568	17,517,752
Goodwill	420,542	439,231
Other assets	1,255,997	1,159,590
	$20,713,190	$20,072,947
Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$799,630	$1,563,378
Accounts payable	331,505	372,226
Accrued interest	49,074	103,025
Accrued expenses and other liabilities	635,138	539,414
Derivative financial instruments	266,986	24,288
Customer deposits	1,766,914	1,664,679
Total current liabilities	3,849,247	4,267,010
Long-term debt	7,644,318	6,511,426
Other long-term liabilities	935,266	486,246
Commitments and contingencies (Note 15)
Shareholders' equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 233,106,019 and 230,782,315 shares issued, December 31, 2014 and December 31, 2013, respectively)	2,331	2,308
Paid-in capital	3,253,552	3,159,038
Retained earnings	6,575,248	6,054,952
Accumulated other comprehensive (loss) income	(896,994)	5,671
Treasury stock (13,808,683 and 10,308,683 common shares at cost, December 31, 2014 and December 31, 2013, respectively)	(649,778)	(413,704)
Total shareholders' equity	8,284,359	8,808,265
	$20,713,190	$20,072,947

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Operating Activities
Net income	$764,146	$473,692	$18,287
Adjustments:
Depreciation and amortization	772,445	754,711	730,493
Impairment of Pullmantur related assets	—	—	385,444
Restructuring related impairments	—	33,514	—
Net deferred income tax (benefit) expense	(44,437)	(1,842)	28,939
Loss on sale of ship	17,401	—	—
Loss (gain) on derivative instruments not designated as hedges	48,637	19,287	(2,014)
Loss on extinguishment of unsecured senior notes	—	4,206	7,501
Changes in operating assets and liabilities:
Decrease in trade and other receivables, net	100,095	95,401	8,026
Decrease (increase) in inventories	26,254	(4,321)	(1,645)
Decrease (increase) in prepaid expenses and other assets	41,077	(22,657)	(1,614)
(Decrease) increase in accounts payable	(40,651)	18,957	36,602
Decrease in accrued interest	(53,951)	(3,341)	(15,786)
Increase (decrease) in accrued expenses and other liabilities	70,565	(6,714)	33,060
Increase in customer deposits	14,885	37,077	103,733
Cash received on settlement of derivative financial instruments	—	—	69,684
Dividends received from unconsolidated affiliates	5,814	5,093	—
Other, net	21,479	9,005	(18,976)
Net cash provided by operating activities	1,743,759	1,412,068	1,381,734
Investing Activities
Purchases of property and equipment	(1,811,398)	(763,777)	(1,291,499)
Cash paid on settlement of derivative financial instruments	(68,098)	(17,338)	(10,886)
Investments in and loans to unconsolidated affiliates	(188,595)	(70,626)	—
Cash received on loan to unconsolidated affiliate	76,167	23,372	23,512
Proceeds from sale of ships	220,000	—	9,811
Other, net	1,546	3,831	5,739
Net cash used in investing activities	(1,770,378)	(824,538)	(1,263,323)
Financing Activities
Debt proceeds	4,153,958	2,449,464	2,558,474
Debt issuance costs	(72,974)	(57,622)	(75,839)
Repayments of debt	(3,724,218)	(2,856,481)	(2,561,290)
Purchase of treasury stock	(236,074)	—	—
Dividends paid	(198,952)	(143,629)	(117,707)
Proceeds from exercise of common stock options	70,879	30,125	15,146
Cash received on settlement of derivative financial instruments	22,835	—	—
Other, net	2,026	1,517	1,599
Net cash provided by (used in) financing activities	17,480	(576,626)	(179,617)
Effect of exchange rate changes on cash	(6,307)	(1,072)	(6,125)

The accompanying notes are an integral part of these consolidated financial statements.

Net (decrease) increase in cash and cash equivalents	(15,446)	9,832	(67,331)
Cash and cash equivalents at beginning of year	204,687	194,855	262,186
Cash and cash equivalents at end of year	$189,241	$204,687	$194,855
Supplemental Disclosures
Cash paid during the year for:
Interest, net of amount capitalized	$276,933	$319,476	$341,047

Non-Cash Investing Activities
Purchase of property and equipment through asset trade-in	$—	$46,375	$—

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
	(in thousands)
Balances at January 1, 2012	$2,276	$3,071,759	$5,823,430	$(75,938)	$(413,704)	$8,407,823
Issuance under employee related plans	15	38,128	—	—	—	38,143
Common Stock dividends	—	—	(95,979)	—	—	(95,979)
Dividends declared by Pullmantur Air, S.A.(1)	—	—	(947)	—	—	(947)
Changes related to cash flow derivative hedges	—	—	—	(51,247)	—	(51,247)
Change in defined benefit plans	—	—	—	(4,567)	—	(4,567)
Foreign currency translation adjustments	—	—	—	(2,764)	—	(2,764)
Net income	—	—	18,287	—	—	18,287
Balances at December 31, 2012	2,291	3,109,887	5,744,791	(134,516)	(413,704)	8,308,749
Issuance under employee related plans	17	49,151	—	—	—	49,168
Common Stock dividends	—	—	(162,727)	—	—	(162,727)
Dividends declared by Pullmantur Air, S.A.(1)	—	—	(804)	—	—	(804)
Changes related to cash flow derivative hedges	—	—	—	127,829	—	127,829
Change in defined benefit plans	—	—	—	10,829	—	10,829
Foreign currency translation adjustments	—	—	—	1,529	—	1,529
Net income	—	—	473,692	—	—	473,692
Balances at December 31, 2013	2,308	3,159,038	6,054,952	5,671	(413,704)	8,808,265
Issuance under employee related plans	23	94,514	—	—	—	94,537
Common Stock dividends	—	—	(243,550)	—	—	(243,550)
Dividends declared by non-controlling interest (2)	—	—	(300)	—	—	(300)
Changes related to cash flow derivative hedges	—	—	—	(869,350)	—	(869,350)
Change in defined benefit plans	—	—	—	(7,213)	—	(7,213)
Foreign currency translation adjustments	—	—	—	(26,102)	—	(26,102)
Purchases of Treasury Stock	—	—	—	—	(236,074)	(236,074)
Net income	—	—	764,146	—	—	764,146
Balances at December 31, 2014	$2,331	$3,253,552	$6,575,248	$(896,994)	$(649,778)	$8,284,359
___________________________________

(1)	Dividends declared by Pullmantur Air, S.A. to its non-controlling shareholder.

(2)	Dividends declared by Falmouth Land Company Limited to its non-controlling shareholder.

The following table summarizes activity in accumulated other comprehensive income (loss) related to derivatives designated as cash flow hedges (in thousands):

	Year Ended December 31,
	2014	2013	2012
Accumulated net gain (loss) on cash flow derivative hedges at beginning of year	$43,324	$(84,505)	$(33,258)
Net (loss) gain on cash flow derivative hedges	(903,830)	197,428	58,138
Net loss (gain) reclassified into earnings	34,480	(69,599)	(109,385)
Accumulated net (loss) gain on cash flow derivative hedges at end of year	$(826,026)	$43,324	$(84,505)

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1. General
Description of Business
We are a global cruise company. We own Royal Caribbean International, Celebrity Cruises, Pullmantur, Azamara Club Cruises, CDF Croisières de France and a 50% joint venture interest in TUI Cruises. Together, these six brands operate a combined 43 ships as of December 31, 2014. Our ships operate on a selection of worldwide itineraries that call on approximately 480 destinations on all seven continents.
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
All significant intercompany accounts and transactions are eliminated in consolidation. We consolidate entities over which we have control, usually evidenced by a direct ownership interest of greater than 50%, and variable interest entities where we are determined to be the primary beneficiary. See Note 6. Other Assets for further information regarding our variable interest entities. For affiliates we do not control but over which we have significant influence on financial and operating policies, usually evidenced by a direct ownership interest from 20% to 50%, the investment is accounted for using the equity method. We consolidate the operating results of Pullmantur and CDF Croisières de France on a two-month lag to allow for more timely preparation of our consolidated financial statements. On March 31, 2014, Pullmantur sold the majority of its interest in its non-core businesses. These non-core businesses included Pullmantur’s land-based tour operations, travel agency and 49% interest in its air business. See Note 16. Restructuring Charges and Related Impairment Charges for further discussion on the Pullmantur sales transaction. No material events or transactions affecting Pullmantur or CDF Croisières de France have occurred during the two-month lag period of November and December 2014 that would require disclosure or adjustment to our consolidated financial statements as of December 31, 2014.
Note 2. Summary of Significant Accounting Policies
Revenues and Expenses
Deposits received on sales of passenger cruises are initially recorded as customer deposit liabilities on our balance sheet. Customer deposits are subsequently recognized as passenger ticket revenues, together with revenues from onboard and other goods and services and all associated cruise operating expenses of a voyage.

Historically, we recognized revenues and cruise operating expenses for our shorter voyages (voyages of ten days or less) upon voyage completion while we recognized revenues and cruise operating expenses for voyages in excess of ten days on a pro-rata basis. We followed this completed voyage recognition approach on our shorter voyages because the difference between prorating revenue from such voyages and recognizing such revenue at the completion of the voyage was immaterial to our consolidated financial statements. As of September 30, 2014, we changed our methodology and recognized passenger ticket revenues, revenues from onboard and other goods and services and all associated cruise operating expenses for all of our uncompleted voyages on a pro-rata basis. We believe that recognizing revenues and cruise operating expenses on a pro-rata basis for all voyages is preferable as revenues and expenses are recorded in the period in which the revenue generating activities are performed.

The effect of this change was an increase to Passenger ticket revenues and Onboard and other revenues, as well as an increase to our Cruise operating expenses. The change was not individually material to our revenues or any of our cruise operating expenses, and resulted in an aggregate increase to operating income and net income of $53.2 million, or $0.24 per diluted share, for the year ended December 31, 2014. In addition, the change has not been

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

retrospectively applied to prior periods, as the impact of prorating all voyages was immaterial to the respective periods presented.
Revenues and expenses include port costs that vary with guest head counts. The amounts of such port costs included in Passenger ticket revenues on a gross basis were $546.6 million, $494.2 million and $459.8 million for the years 2014, 2013 and 2012, respectively.
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

Effective January 1, 2013, we revised the estimated useful lives of five ships from 30 years with a 15% associated residual value, to 35 years with a 10% associated residual value. The change in the estimated useful lives and associated residual value was accounted for prospectively as a change in accounting estimate. The 35-year useful life with a 10% associated residual value is based on revised estimates of the weighted-average useful life of all major ship components for these ships. The change in estimate is consistent with our recent investments in and future plans to continue to invest in the upgrade of these ships and the use of certain ship components longer than originally estimated. The change allows us to better match depreciation expense with the periods these assets are expected to be in use. For the full year 2013, this change increased operating income and net income by approximately $11.0 million and increased earnings per share by $0.05 per share on a basic and diluted basis.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
We use the deferral method to account for drydocking costs. Under the deferral method, drydocking costs incurred are deferred and charged to expense on a straight-line basis over the period to the next scheduled drydock, which we estimate to be a period of thirty to sixty months based on the vessel's age as required by Class. Deferred drydock costs consist of the costs to drydock the vessel and other costs incurred in connection with the drydock which are necessary to maintain the vessel's Class certification. Class certification is necessary in order for our cruise ships to be flagged in a specific country, obtain liability insurance and legally operate as passenger cruise ships. The activities associated with those drydocking costs cannot be performed while the vessel is in service and, as such, are done during a drydock as a planned major maintenance activity. The significant deferred drydock costs consist of hauling and wharfage services provided by the drydock facility, hull inspection and related activities (e.g., scraping, pressure cleaning, bottom painting), maintenance to steering propulsion, thruster equipment and ballast tanks, port services such as tugs, pilotage and line handling, and freight associated with these items. We perform a detailed analysis of the various activities performed for each drydock and only defer those costs that are directly related to planned major maintenance activities necessary to maintain Class. The costs deferred are not otherwise routinely periodically performed to maintain a vessel's designed and intended operating capability. Repairs and maintenance activities are charged to expense as incurred.
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

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Media advertising was $205.2 million, $205.8 million and $200.9 million, and brochure, production and direct mail costs were $136.7 million, $137.1 million and $130.4 million for the years 2014, 2013 and 2012, respectively.
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
Foreign Currency Translations and Transactions
We translate assets and liabilities of our foreign subsidiaries whose functional currency is the local currency, at exchange rates in effect at the balance sheet date. We translate revenues and expenses at weighted-average exchange rates for the period. Equity is translated at historical rates and the resulting foreign currency translation adjustments are included as a component of Accumulated other comprehensive (loss) income, which is reflected as a separate component of Shareholders' equity. Exchange gains or losses arising from the remeasurement of monetary assets and liabilities denominated in a currency other than the functional currency of the entity involved are immediately included in our earnings, except for certain liabilities that have been designated to act as a hedge of a net investment in a foreign operation or investment. Exchange gains (losses) were $49.5 million, $13.4 million and $(11.8) million for the years 2014, 2013 and 2012, respectively, and were recorded within Other income (expense). The majority of our transactions are settled in United States dollars. Gains or losses resulting from transactions denominated in other currencies are recognized in income at each balance sheet date.
Concentrations of Credit Risk
We monitor our credit risk associated with financial and other institutions with which we conduct significant business and, to minimize these risks, we select counterparties with credit risks acceptable to us and we seek to limit our exposure to an individual counterparty. Credit risk, including but not limited to counterparty nonperformance under derivative instruments, our credit facilities and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions, insurance companies and export credit agencies many of which we have long-term relationships with and which have credit risks acceptable to us or where the credit risk is spread out among a large number of counterparties. As of December 31, 2014, we did not have any counterparty credit risk exposure under our derivative instruments. As of December 31, 2013, we had counterparty credit risk exposure under our derivative instruments of approximately $92.5 million, which was limited to the cost of replacing the contracts in the event of non-performance by the counterparties to the contracts, all of which are currently our lending banks. We do not anticipate nonperformance by any of our significant counterparties. In addition, we have established guidelines we follow regarding credit ratings and instrument maturities to maintain safety and liquidity. We do not normally require collateral or other security to support credit relationships; however, in certain circumstances this option is available to us.
Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share incorporates the incremental shares issuable upon the assumed exercise of stock options and conversion of potentially dilutive securities.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	2014	2013	2012
Passenger ticket revenues:
United States	53%	52%	51%
All other countries	47%	48%	49%

Recent Accounting Pronouncements
In January 2014, amended guidance was issued regarding the accounting for service concession arrangements. The new guidance defines a service concession as an arrangement between a public-sector entity grantor and an operating entity under which the operating entity operates and maintains the grantor’s infrastructure for a specified period of time and in return receives payments from the grantor and or third-party user for use of the infrastructure. The guidance prohibits the operating entity from accounting for a service concession arrangement as a lease and from recording the infrastructure used in the arrangement within property, plant and equipment. This guidance must be applied using a modified retrospective approach and will be effective for our interim and annual reporting periods beginning after December 15, 2014. Early adoption is permitted. The adoption of this newly issued guidance is not expected to have a material impact to our consolidated financial statements.

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

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In January 2015, amended guidance was issued changing the requirements for reporting extraordinary and unusual items in the income statement. The update eliminates the concept of extraordinary items. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. A reporting entity may apply the amendments prospectively or retrospectively to all periods presented in the financial statements. The guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this newly issued guidance is not expected to have an impact to our consolidated financial statements.

In February 2015, amended guidance was issued affecting current consolidation guidance. The guidance changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance must be applied using one of two retrospective application methods and will be effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in any interim period. We are currently evaluating the impact, if any, of the adoption of this newly issued guidance to our consolidated financial statements.
Reclassifications
As of December 31, 2013, $24.3 million has been reclassified in the consolidated balance sheet from Accrued expenses and other liabilities to Derivative financial instruments within Total current liabilities in order to conform to the current year presentation.

For the years ended December 31, 2013 and December 31, 2012, a net deferred income tax benefit (expense) of $1.8 million and $(0.5) million, respectively, have been reclassified in the consolidated statements of cash flows from Other, net to Net deferred income tax (benefit) expense within Net cash provided by operating activities in order to conform to the current year presentation.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Goodwill
The carrying amount of goodwill attributable to our Royal Caribbean International and Pullmantur reporting units was as follows (in thousands):

	Royal Caribbean International	Pullmantur	Total
Balance at December 31, 2012	$287,436	$145,539	$432,975
Foreign currency translation adjustment	(312)	6,568	6,256
Balance at December 31, 2013	$287,124	$152,107	$439,231
Foreign currency translation adjustment	(166)	(18,523)	(18,689)
Balance at December 31, 2014	$286,958	$133,584	$420,542
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
During the fourth quarter of 2014, we performed a qualitative assessment of whether it was more-likely-than-not that our Royal Caribbean International reporting unit's fair value was less than its carrying amount before applying the two-step goodwill impairment test. The qualitative analysis included assessing the impact of certain factors such as general economic conditions, limitations on accessing capital, changes in forecasted operating results, changes in fuel prices and fluctuations in foreign exchange rates. Based on our qualitative assessment, we concluded that it was more-likely-than-not that the estimated fair value of the Royal Caribbean International reporting unit exceeded its carrying value and thus, we did not proceed to the two-step goodwill impairment test. No indicators of impairment exist primarily because the reporting unit's fair value has consistently exceeded its carrying value by a significant margin, its financial performance has been solid in the face of mixed economic environments and forecasts of operating results generated by the reporting unit appear sufficient to support its carrying value.
We also performed our annual impairment review of goodwill for Pullmantur's reporting unit during the fourth quarter of 2014. We did not perform a qualitative assessment but instead proceeded directly to the two-step goodwill impairment test. We estimated the fair value of the Pullmantur reporting unit using a probability-weighted discounted cash flow model. The principal assumptions used in the discounted cash flow model are projected operating results, weighted-average cost of capital, and terminal value. Significantly impacting these assumptions are the transfer of vessels from our other cruise brands to Pullmantur. The discounted cash flow model used our 2015 projected operating results as a base. To that base, we added future years' cash flows assuming multiple revenue and expense scenarios that reflect the impact of different global economic environments beyond 2015 on Pullmantur's reporting unit. We assigned a probability to each revenue and expense scenario.
We discounted the projected cash flows using rates specific to Pullmantur's reporting unit based on its weighted-average cost of capital. Based on the probability-weighted discounted cash flows, we determined the fair value of the Pullmantur reporting unit exceeded its carrying value by approximately 52% resulting in no impairment to Pullmantur's goodwill.
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

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expenses, interest rates, ship additions and retirements as well as assumptions regarding the cruise vacation industry's competitive environment and general economic and business conditions, among other factors.
If there are changes to the projected future cash flows used in the impairment analyses, especially in Net Yields or if certain transfers of vessels from our other cruise brands to the Pullmantur fleet do not take place, it is possible that an impairment charge of Pullmantur’s reporting unit’s goodwill may be required. Of these factors, the planned transfers of vessels to the Pullmantur fleet is most significant to the projected future cash flows. If the transfers do not occur, we will likely fail step one of the impairment test.
Note 4. Intangible Assets
Intangible assets are reported in Other assets in our consolidated balance sheets and consist of the following (in thousands):

	2014	2013
Indefinite-life intangible asset—Pullmantur trademarks and trade names	$214,112	$204,866
Foreign currency translation adjustment	(26,074)	9,246
Total	$188,038	$214,112
During the fourth quarter of 2014, 2013 and 2012, we performed the annual impairment review of Pullmantur's trademarks and trade names using a discounted cash flow model and the relief-from-royalty method to compare the fair value of these indefinite-lived intangible assets to its carrying value. The royalty rate used is based on comparable royalty agreements in the tourism and hospitality industry. We used a discount rate comparable to the rate used in valuing the Pullmantur reporting unit in our goodwill impairment test. Based on the results of our testing, we did not record an impairment of Pullmantur's tradenames and trademarks for the year ended December 31, 2014 and December 31, 2013, but for the year ended December 31, 2012, we recorded an impairment of $17.4 million. During our 2014 annual impairment review, we determined the fair value of the trademarks and trade names exceeded its carrying value by approximately 4% resulting in no impairment to Pullmantur's trademarks and tradenames.
As described in Note 3. Goodwill, the persistent economic instability in Pullmantur's markets has created significant uncertainties in forecasting operating results and future cash flows used in our impairment analysis. We continue to monitor economic events in these markets for their potential impact on Pullmantur’s business and valuation. Further, the estimation of fair value utilizing discounted expected future cash flows includes numerous uncertainties which require our significant judgment when making assumptions of expected revenues, operating costs, marketing, selling and administrative expenses, interest rates, ship additions and retirements as well as assumptions regarding the cruise vacation industry's competitive environment and general economic and business conditions, among other factors. If there are changes to the projected future cash flows used in the impairment analysis, especially in Net Yields or if certain transfers of vessels from our other cruise brands to the Pullmantur fleet do not take place, an impairment charge with respect to the Pullmantur reporting unit’s trademarks and trade names will likely be required.
Finite-life intangible assets and related accumulated amortization are immaterial to our 2014, 2013, and 2012 consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Property and Equipment
Property and equipment consists of the following (in thousands):

	2014	2013
Ships	$21,620,336	$20,858,553
Ship improvements	1,904,524	1,683,644
Ships under construction	561,779	563,676
Land, buildings and improvements, including leasehold improvements and port facilities	349,339	394,120
Computer hardware and software, transportation equipment and other	889,579	771,304
Total property and equipment	25,325,557	24,271,297
Less—accumulated depreciation and amortization	(7,089,989)	(6,753,545)
	$18,235,568	$17,517,752
Ships under construction include progress payments for the construction of new ships as well as planning, design, interest and other associated costs. We capitalized interest costs of $28.8 million, $17.9 million and $13.3 million for the years 2014, 2013 and 2012, respectively.
In 2014, our conditional agreement with STX France to build the fourth Oasis-class ship for Royal Caribbean International became effective. Refer to Note 15. Commitments and Contingencies for further information.

During 2014, we sold Celebrity Century to a subsidiary of Skysea Holding International Ltd. ("Skysea Holding") for $220.0 million in cash. We agreed to charter the Celebrity Century from the buyer until April 2015 to fulfill existing passenger commitments. The sale resulted in a loss of $17.4 million that was recognized in earnings during the third quarter of 2014 and is reported within Other operating expenses in our consolidated statements of comprehensive income (loss). We subsequently acquired a 35% equity stake in Skysea Holding in November 2014. See Note 6. Other Assets for further discussion.

In December 2014, we terminated the leasing of Brilliance of the Seas under the 25 year operating lease originally entered into in July 2002, denominated in British pound sterling. As part of the agreement, we purchased the Brilliance of the Seas for a net settlement purchase price of approximately £175.4 million or $275.4 million. At the date of purchase, the total carrying amount of the ship, including capital improvements previously accounted for as leasehold improvements, was $330.5 million which approximated the estimated fair market value of the ship. We funded the purchase using proceeds from our $1.2 billion unsecured revolving credit facility. See Note 7. Long-Term Debt for further information.

During 2013, the fair value of Pullmantur's aircraft were determined to be less than their carrying value and a restructuring related impairment charge of $13.5 million was recognized in earnings during the fourth quarter of 2013 and reported within Restructuring and related impairment charges within our consolidated statements of comprehensive income (loss). Furthermore, in 2012, the fair value of Pullmantur's aircraft were determined to be less than their carrying value and an impairment charge of $48.9 million was recognized in earnings during the fourth quarter of 2012 and reported within Impairment of Pullmantur related assets within our consolidated statements of comprehensive income (loss).

Additionally, Pullmantur's non-core businesses met the accounting criteria to be classified as held for sale during the fourth quarter of 2013 which led to restructuring related impairment charges of $18.2 million to adjust the carrying value of property and equipment held for sale to its fair value, less cost to sell. The impairment charge was reported in Restructuring and related impairment charges in our consolidated statements of comprehensive income (loss). The remaining long-lived assets held for sale were not material to our December 31, 2013 consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and no longer exist as of December 31, 2014. See Note 14. Fair Value Measurements and Derivative Instruments and Note 16. Restructuring and Related Impairment Charges for further discussion.

Note 6. Other Assets
A Variable Interest Entity ("VIE") is an entity in which the equity investors have not provided enough equity to finance the entity's activities or the equity investors (1) cannot directly or indirectly make decisions about the entity's activities through their voting rights or similar rights; (2) do not have the obligation to absorb the expected losses of the entity; (3) do not have the right to receive the expected residual returns of the entity; or (4) have voting rights that are not proportionate to their economic interests and the entity's activities involve or are conducted on behalf of an investor with a disproportionately small voting interest.
We have determined that Grand Bahama Shipyard Ltd. ("Grand Bahama"), a ship repair and maintenance facility in which we have a 40% noncontrolling interest, is a VIE. The facility serves cruise and cargo ships, oil and gas tankers, and offshore units. We utilize this facility, among other ship repair facilities, for our regularly scheduled drydocks and certain emergency repairs as may be required. We have determined that we are not the primary beneficiary of this facility, as we do not have the power to direct the activities that most significantly impact the facility's economic performance. Accordingly, we do not consolidate this entity and we account for this investment under the equity method of accounting. As of December 31, 2014, the net book value of our investment in Grand Bahama was approximately $53.8 million, consisting of $7.7 million in equity and $46.1 million in loans. As of December 31, 2013, the net book value of our investment in Grand Bahama was approximately $56.1 million, consisting of $6.4 million in equity and $49.7 million in loans. These amounts represent our maximum exposure to loss as we are not contractually required to provide any financial or other support to the facility. The majority of our loans to Grand Bahama are in non-accrual status and the majority of this amount was included within Other assets in our consolidated balance sheets. We received approximately $3.6 million and $6.2 million in principal and interest payments related to loans that are in accrual status from Grand Bahama in 2014 and 2013, respectively, and recorded income associated with our investment in Grand Bahama. We monitor credit risk associated with these loans through our participation on Grand Bahama's board of directors along with our review of Grand Bahama's financial statements and projected cash flows. Based on this review, we believe the risk of loss associated with these loans was not probable as of December 31, 2014.
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

Prior to the sale, we determined that Pullmantur Air was a VIE for which we were the primary beneficiary and we consolidated the assets and liabilities of Pullmantur Air in our consolidated balance sheets as of December 31, 2013. We did not separately disclose the assets and liabilities of Pullmantur Air as they were immaterial to our December 31, 2013 consolidated financial statements. See Note 16. Restructuring and Related Impairment Charges for further discussion of the transaction.

Additionally, in connection with the sale of Pullmantur's non-core businesses, Pullmantur sold the majority of its land-based tour operations and travel agency, retaining a 19% noncontrolling interest in both Nautalia Viajes, S.L. ("Nautalia"), a small travel agency network, and Global Tour Operación, S.L. ("Global Tour"), a small tour operations business. We will continue to utilize the services provided by these businesses, in addition to services from other travel agency and tour operations businesses. Consistent with our two-month lag Pullmantur reporting period, we reported the impact of this sale in our consolidated financial statements in the second quarter of 2014. As of the date of the sale, we determined that Nautalia and Global Tour were VIEs for which we were not the primary beneficiaries as we do not

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

have the power to direct the activities that most significantly impact the economic performance of these entities. In accordance with authoritative guidance for nonconsolidated VIEs, we have accounted for our 19% investment in these companies under the equity method of accounting. The impact of these entities is not material to our consolidated financial statements.

We have determined that TUI Cruises GmbH, our 50%-owned joint venture which operates the brand TUI Cruises, is a VIE. As of December 31, 2014 and December 31, 2013, our investment in TUI Cruises, including equity and loans, was approximately $370.1 million and $354.3 million, respectively. The majority of this amount was included within Other assets in our consolidated balance sheets. In addition, we and TUI AG, our joint venture partner, have each guaranteed the repayment of 50% of a €180.0 million bank loan provided to TUI Cruises due in 2016. Our investment amount and the potential obligations under this guarantee are substantially our maximum exposure to loss. We have determined that we are not the primary beneficiary of TUI Cruises. We believe that the power to direct the activities that most significantly impact TUI Cruises' economic performance are shared between ourselves and TUI AG. All the significant operating and financial decisions of TUI Cruises require the consent of both parties which we believe creates shared power over TUI Cruises. Accordingly, we do not consolidate this entity and account for this investment under the equity method of accounting. As of December 31, 2014, TUI Cruises' bank loan that is guaranteed by the shareholders had a remaining balance of €117.0 million, or approximately $141.6 million based on the exchange rate at December 31, 2014. This bank loan amortizes quarterly and is secured by first mortgages on both Mein Schiff 1 and Mein Schiff 2. Based on current facts and circumstances, we do not believe potential obligations under our guarantee of this bank loan are probable.
In connection with our sale of Celebrity Mercury to TUI Cruises in 2011, we provided a debt facility to TUI Cruises in the amount of up to €90.0 million and maturing through June 2018. During 2014, we made several amendments to the facility, including increasing the maximum amount of the facility to €125.0 million and providing TUI Cruises with the ability to draw upon the available capacity through December 31, 2015 to fund installment payments for its newbuild ships. Any amounts drawn under the facility to fund newbuild installments mature in March 2016. Interest under the loan accrues at the rate of 5.0% per annum. This facility is 50% guaranteed by TUI AG and is secured by second and third mortgages on Mein Schiff 1 and Mein Schiff 2. The outstanding principal amount of the facility as of December 31, 2014 was €55.7 million, or approximately $67.4 million based on the exchange rate at December 31, 2014.
TUI Cruises currently has three newbuild ships on order with Meyer Turku shipyard: Mein Schiff 4, scheduled for delivery in the second quarter of 2015, Mein Schiff 5, scheduled for delivery in the third quarter of 2016 and Mein Schiff 6, scheduled for delivery in the second quarter of 2017. TUI Cruises has in place commitments for the financing of up to 80% of the contract price of each ship on order. The remaining portion of the contract price of the ships will be funded through TUI Cruises’ cash flows from operations and/or shareholder loans (via the debt facility described above or otherwise) and/or equity contributions from us and TUI AG. The various ship construction and credit agreements include certain restrictions on each of our and TUI AG’s ability to reduce our current ownership interest in TUI Cruises below 37.5% through 2019.
During the fourth quarter of 2014, we acquired a 35% noncontrolling interest in Skysea Holding. We have determined that Skysea Holding is a VIE for which we are not the primariy beneficiary, as we do not have the power to direct the activities that most significantly impact the entity's economic performance. Accordingly, we do not consolidate this entity and we account for this investment under the equity method of accounting. As of December 31, 2014, our investment balance in Skysea Holding was $26.3 million. In December 31, 2014, we and Ctrip.com International Ltd, who also owns 35% of Skysea Holding, each provided a debt facility to Exquisite Marine Ltd., one of Skysea Holding's wholly-owned subsidiaries, in the amount of $80.0 million. Interest under these facilities, which mature in January 2030, initially accrues interest at a rate of 3.0% per annum with an increase of at least 0.5% every two years. The facilities, which are pari passu to each other, are each 100% guaranteed by Skysea Holding and secured by a first priority mortgage on the ship, Celebrity Century, which we sold to Exquisite Marine Ltd. in September 2014. See Note 5. Property and Equipment for further discussion on the sales transaction. We have determined that Exquisite Marine Ltd. is a VIE and that we are not the primary beneficiary, as we do not have the power to direct the activities

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

that most significantly impact the entity's economic performance. Accordingly, we do not consolidate this entity. Our investment of $26.3 million and loan amount of $80.0 million are our maximum exposure to loss with respect to SkySea Holding and its subsidiaries.
Our share of income from investments accounted for under the equity method of accounting, including the entities discussed above, was $51.6 million, $32.0 million and $23.8 million for the years ended December 31, 2014, 2013 and 2012, respectively, and was recorded within Other income (expense).
Note 7. Long-Term Debt
Long-term debt consists of the following (in thousands):

	2014	2013
$1.1 billion unsecured revolving credit facility, LIBOR plus 1.75%, currently 1.92% and a facility fee of 0.37%, due 2016	$713,000	$435,000
$1.2 billion unsecured revolving credit facility, LIBOR plus 1.75%, currently 1.91% and a facility fee of 0.37%, due 2018	778,000	295,000
Unsecured senior notes and senior debentures, 5.25% to 11.88%, due 2015, 2016, 2018, 2022 and 2027	1,721,190	1,703,040
€745 million unsecured senior notes, 5.63%, due 2014	—	1,028,126
$589 million unsecured term loan, 4.47%, due through 2014	—	42,071
$530 million unsecured term loan, LIBOR plus 0.51%, currently 0.83%, due through 2015	37,857	113,571
$519 million unsecured term loan, LIBOR plus 0.45%, currently 0.77%, due through 2020	259,573	302,835
$420 million unsecured term loan, 5.41%, due through 2021	241,827	274,974
$420 million unsecured term loan, LIBOR plus 1.85%, currently 2.17%, due through 2021	245,000	280,000
€159.4 million unsecured term loan, EURIBOR plus 1.58%, currently 1.77%, due through 2021	112,540	146,452
$524.5 million unsecured term loan, LIBOR plus 0.50%, currently 0.83%, due through 2021	305,958	349,667
$566.1 million unsecured term loan, LIBOR plus 0.37%, currently 0.69%, due through 2022	353,793	400,966
$1.1 billion unsecured term loan, LIBOR plus 1.85%, currently 2.17%, due through 2022	614,203	690,978
$632.0 million unsecured term loan, LIBOR plus 0.40%, currently 0.73%, due through 2023	473,969	526,632
$673.5 million unsecured term loan, LIBOR plus 0.40%, currently 0.73%, due through 2024	561,228	617,351
$65.0 million unsecured term loan, LIBOR plus 2.12%, currently 2.29%, due through 2019	51,100	—
$1.0 million unsecured term loan, 3.00%, due through 2015	750	—
$380.0 million unsecured term loan, LIBOR plus 2.12%, currently 2.29%, due through 2018	380,000	—
$791.1 million unsecured term loan, LIBOR plus 1.30%, currently 1.62%, due through 2026	791,108	—
$290.0 million unsecured term loan, LIBOR plus 2.5%, currently 2.67%, due 2016	290,000	290,000
€365 million unsecured term loan, EURIBOR plus 2.30%, currently 2.32%, due 2017	441,687	502,934
$7.3 million unsecured term loan, LIBOR plus 2.5%, currently 2.82%, due through 2023	4,915	5,391
$30.3 million unsecured term loan, LIBOR plus 3.75%, currently 3.99%, due through 2021	13,603	15,073
Capital lease obligations	52,647	54,743
	8,443,948	8,074,804
Less—current portion	(799,630)	(1,563,378)
Long-term portion	$7,644,318	$6,511,426

In January 2014, we borrowed $380.0 million under a previously committed unsecured term loan facility. The loan is due and payable at maturity in August 2018. Interest on the loan accrues at a floating rate based on LIBOR plus the

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

applicable margin. The applicable margin varies with our debt rating and was 2.12% as of December 31, 2014. The proceeds of this loan were used to repay our €745.0 million 5.625% unsecured senior notes due January 2014.

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

During 2014, we took delivery of Quantum of the Seas. To finance the purchase, we borrowed $791.1 million under a previously committed unsecured term loan which is 95% guaranteed by Hermes. The loan amortizes semi-annually over 12 years and bears interest at LIBOR plus a margin of 1.30%, currently 1.62%. In addition, during 2012, we entered into forward-starting interest rate swap agreements which effectively converted the floating rate available to us per the credit agreement to a fixed rate, including the applicable margin, of 3.74% effective October 2014 through the remaining term of the loan. See Note 14. Fair Value Measurements and Derivative Instruments for further information regarding these agreements.

During 2014, we increased the capacity of our unsecured revolving credit facility due August 2018 by $300 million by utilizing the accordion feature, bringing our total capacity under this facility to $1.2 billion as of December 31, 2014. We also have a revolving credit facility due July 2016 with capacity of $1.1 billion as of December 31, 2014, giving us an aggregate revolving borrowing capacity of $2.3 billion.
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

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Following is a schedule of annual maturities on long-term debt including capital leases as of December 31, 2014 for each of the next five years (in thousands):

Year
2015	$799,630
2016	1,856,302
2017	920,687
2018	1,785,083
2019	529,197
Thereafter	2,553,049
$8,443,948
Note 8. Shareholders' Equity
During the fourth quarter of 2014, we repurchased from A. Wilhelmsen AS, our largest shareholder, 3.5 million shares of our common stock directly from them in a private transaction at $67.45 per share, which was equal to the price paid by a third-party financial institution for the simultaneous purchase of an additional 3.5 million shares from A. Wilhelmsen AS. Total consideration paid to repurchase such shares was approximately $236.1 million and was recorded in shareholders' equity as a component of treasury stock.

In December 2014, we declared a cash dividend on our common stock of $0.30 per share which was paid in the first quarter of 2015. We declared a cash dividend on our common stock of $0.30 per share during the third quarter of 2014 which was paid in the fourth quarter of 2014. We declared and paid a cash dividend on our common stock of $0.25 per share during the first and second quarters of 2014.

During the fourth quarter of 2013, we declared a cash dividend on our common stock of $0.25 per share which was paid in the first quarter of 2014. We declared a cash dividend on our common stock of $0.25 per share during the third quarter of 2013 which was paid in the fourth quarter of 2013. We declared and paid a cash dividend on our common stock of $0.12 per share during the first and second quarters of 2013. During the first quarter of 2013, we also paid a cash dividend on our common stock of $0.12 per share which was declared during the fourth quarter of 2012.
Note 9. Stock-Based Employee Compensation
We currently have awards outstanding under two stock-based compensation plans, which provide for awards to our officers, directors and key employees. The plans consist of a 2000 Stock Award Plan and a 2008 Equity Plan. Our ability to issue new awards under the 2000 Stock Award Plan terminated in accordance with the terms of the plan in September 2009. The 2008 Equity Plan, as amended, provides for the issuance of up to 11,000,000 shares of our common stock pursuant to grants of (i) incentive and non-qualified stock options, (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units and (v) performance shares. During any calendar year, no one individual shall be granted awards of more than 500,000 shares. Options and restricted stock units outstanding as of December 31, 2014 generally vest in equal installments over four years from the date of grant. In addition, performance shares generally vest in three years. With certain limited exceptions, options, restricted stock units and performance shares are forfeited if the recipient ceases to be a director or employee before the shares vest. Options are granted at a price not less than the fair value of the shares on the date of grant and expire not later than ten years after the date of grant.
Prior to 2012, our officers received a combination of stock options and restricted stock units. Beginning in 2012, our officers instead receive their long-term incentive awards through a combination of performance shares and restricted stock units. Each performance share award is expressed as a target number of performance shares based upon the fair market value of our common stock on the date the award is issued. The actual number of shares underlying each award (not to exceed 200% of the target number of performance shares) will be determined based upon the Company's

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

achievement of a specified performance target range. For the grants awarded in 2014, the performance target is return on invested capital ("ROIC") for the year ended December 31, 2014, as adjusted by the Compensation Committee of our Board of Directors for events that are outside of management's control. In 2014, we issued a target number of 233,831 performance shares which will vest on the third anniversary of the award issue date. In February 2015, the Compensation Committee of our Board of Directors set the actual payout level at 119% of target for the performance shares issued in 2014.
We also provide an Employee Stock Purchase Plan ("ESPP") to facilitate the purchase by employees of up to 1,300,000 shares of common stock in the aggregate. Offerings to employees are made on a quarterly basis. Subject to certain limitations, the purchase price for each share of common stock is equal to 85.0% of the average of the market prices of the common stock as reported on the New York Stock Exchange on the first business day of the purchase period and the last business day of each month of the purchase period. During 2014, 2013 and 2012, 26,921, 27,036 and 35,927 shares of our common stock were issued under the ESPP at a weighted-average price of $52.08, $33.16 and $25.58, respectively.
In 1994, we granted to our Chairman and Chief Executive Officer an award of common stock, issuable in quarterly installments of 10,086 shares until the earlier of the termination of his employment or June 2014. In furtherance of this grant, we issued an aggregate of 40,344 shares of common stock in each of 2012 and 2013 and an aggregate of 20,172 shares of common stock in 2014.
Total compensation expense recognized for employee stock-based compensation for the years ended December 31, 2014, 2013 and 2012 was as follows:

	Employee Stock-Based Compensation
Classification of expense	2014	2013	2012
(In thousands)
Marketing, selling and administrative expenses	$26,116	$21,178	$24,153
Total compensation expense	$26,116	$21,178	$24,153
The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The estimated fair value of stock options, less estimated forfeitures, is amortized over the vesting period using the graded-vesting method. We did not issue any stock options in 2014 and 2013. The assumptions used in the Black-Scholes option-pricing model are as follows:

2012
Dividend yield	1.5%
Expected stock price volatility	46.0%
Risk-free interest rate	1.1%
Expected option life	6 years
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

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock option activity and information about stock options outstanding are summarized in the following table:

Stock Option Activity	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
			(years)	(in thousands)
Outstanding at January 1, 2014	2,694,872	$36.30	3.83	$30,080
Granted	—	$—	—	—
Exercised	(1,941,365)	$36.22	—	—
Canceled	(47,456)	$43.02	—	—
Outstanding at December 31, 2014	706,051	$36.03	3.64	$33,182
Vested and expected to vest at December 31, 2014	704,796	$36.02	3.63	$33,130
Options Exercisable at December 31, 2014	622,168	$34.85	3.31	$29,970
___________________________________

(1)	The intrinsic value represents the amount by which the fair value of stock exceeds the option exercise price as of December 31, 2014.
The weighted-average estimated fair value of stock options granted was $9.90 during the year ended December 31, 2012. The total intrinsic value of stock options exercised during the years ended December 31, 2014, 2013 and 2012 was $35.9 million, $17.5 million and $15.3 million, respectively. As of December 31, 2014, there was approximately $0.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under our stock incentive plans which is expected to be recognized over a weighted-average period of 0.14 years.
Restricted stock units are converted into shares of common stock upon vesting or, if applicable, settle on a one-for-one basis. The cost of these awards is determined using the fair value of our common stock on the date of the grant, and compensation expense is recognized over the vesting period. Restricted stock activity is summarized in the following table:

Restricted Stock Activity	Number of Awards	Weighted- Average Grant Date Fair Value
Non-vested share units at January 1, 2014	989,005	$9.26
Granted	472,150	$54.60
Vested	(405,001)	$51.24
Canceled	(74,601)	$55.30
Non-vested share units expected to vest as of December 31, 2014	981,553	$10.25
The weighted-average estimated fair value of restricted stock units granted during the year ended December 31, 2013, and 2012 were $36.07 and $30.03, respectively. The total fair value of shares released on the vesting of restricted stock units during the years ended December 31, 2014, 2013 and 2012 was $20.7 million, $19.2 million and $18.8 million, respectively. As of December 31, 2014, we had $14.6 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock unit grants, which will be recognized over the weighted-average period of 1.27 years.
Performance share awards are converted into shares of common stock upon vesting on a one-for-one basis. We estimate the fair value of each performance share when the grant is authorized and the related service period has commenced. We remeasure the fair value of our performance shares in each subsequent reporting period until the grant date has occurred, which is the date when the performance conditions are satisfied. We recognize compensation cost over the vesting period based on the probability of the service and performance conditions being achieved adjusted for each subsequent fair value measurement until the grant date. If the specified service and performance conditions

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

are not met, compensation expense will not be recognized and any previously recognized compensation expense will be reversed. Performance stock activity is summarized in the following table:

Performance Stock Activity	Number of Awards	Weighted- Average Grant Date Fair Value
Non-vested share units at January 1, 2014	459,929	$32.36
Granted	233,831	$56.72
Vested	(7,301)	$53.81
Canceled	(27,573)	$54.11
Non-vested share units expected to vest as of December 31, 2014	658,886	$39.86
As of December 31, 2014, we had $12.9 million of total unrecognized compensation expense, net of estimated forfeitures, related to performance share unit grants, which will be recognized over the weighted-average period of 0.89 years.
Note 10. Earnings Per Share
A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Year Ended December 31,
	2014	2013	2012
Net income for basic and diluted earnings per share	$764,146	$473,692	$18,287
Weighted-average common shares outstanding	221,658	219,638	217,930
Dilutive effect of stock options, performance share awards and restricted stock awards	1,386	1,303	1,527
Diluted weighted-average shares outstanding	223,044	220,941	219,457
Basic earnings per share:
Net income	$3.45	$2.16	$0.08
Diluted earnings per share:
Net income	$3.43	$2.14	$0.08
Diluted earnings per share did not reflect options to purchase an aggregate of 1.9 million and 3.1 million shares for each of the years ended December 31, 2013 and 2012, respectively, because the effect of including them would have been antidilutive. There were no antidilutive shares for the year ended December 31, 2014.
Note 11. Retirement Plan
We maintain a defined contribution pension plan covering full-time shoreside employees who have completed the minimum period of continuous service. Annual contributions to the plan are discretionary and are based on fixed percentages of participants' salaries and years of service, not to exceed certain maximums. Pension expenses were $15.4 million, $13.0 million and $15.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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
Income tax (benefit) expense for items not qualifying under Section 883, tonnage taxes and income taxes for the remainder of our subsidiaries was approximately $(20.9) million, $24.9 million and $55.5 million and was recorded within Other income (expense) for the years ended December 31, 2014, 2013 and 2012, respectively. In addition, all interest expense and penalties related to income tax liabilities are classified as income tax expense within Other income (expense).
We do not expect to incur income taxes on future distributions of undistributed earnings of foreign subsidiaries. Consequently, no deferred income taxes have been provided for the distribution of these earnings.
Net deferred tax assets and deferred tax liabilities and corresponding valuation allowances related to our operations were not material as of December 31, 2014 and 2013.
We regularly review deferred tax assets for recoverability based on our history of earnings, expectations of future earnings, and tax planning strategies. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income to support the amount of deferred taxes. A valuation allowance is recorded in those circumstances in which we conclude it is not more-likely-than-not we will recover the deferred tax assets prior to their expiration. During 2012, we determined that a 100% valuation allowance of our deferred tax assets was required resulting in a deferred income tax expense of $33.7 million. In addition, Pullmantur has a deferred tax liability that was recorded at the time of acquisition. This liability represents the tax effect of the basis difference between the tax and book values of the trademarks and trade names that were acquired at the time of the acquisition. Due to the impairment charge related to these intangible assets, we reduced the deferred tax liability and recorded a deferred tax benefit of $5.2 million. The net $28.5 million impact of these adjustments was recognized in earnings during the fourth quarter of 2012 and was reported within Other income (expense) in our statements of comprehensive income (loss).
During the fourth quarter of 2014, Spain adopted tax reform legislation, which included among other things, a reduction of the corporate income tax rate from 30% to 28% in 2015 and a further reduction to 25% in 2016. As a result, we adjusted our deferred tax assets and deferred tax liabilities in Spain to reflect the new tax rate at which we believe they will be realized. This change resulted in a net deferred income tax benefit of $10.0 million. The tax reform also amended the net operating loss carryforward rules by changing the carryforward period from 18 years to unlimited and by changing the annual utilization limitation from 25% of taxable income to 70% of taxable income for certain taxpayers, including Pullmantur. As a result of the change of the net operating loss carryforward period, we reversed a portion of the valuation allowance recorded in 2012 to the extent of 70% of the rate-adjusted deferred tax liability recorded for the basis difference between the tax and book values of the trademarks and trade names recorded at the time of the Pullmantur acquisition and other indefinite lived assets recorded. The amount of the valuation allowance reversed in the fourth quarter was $33.5 million which was recorded as a deferred tax benefit. These deferred tax adjustments were reported within Other income (expense) in our statements of comprehensive income (loss).

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Changes in Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2014 and 2013 (in thousands):

	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive (loss) income

Accumulated comprehensive loss at January 1, 2013	$(84,505)	$(34,823)	$(15,188)	$(134,516)
Other comprehensive income before reclassifications	197,428	8,240	1,529	207,197
Amounts reclassified from accumulated other comprehensive income (loss)	(69,599)	2,589	—	(67,010)
Net current-period other comprehensive income	127,829	10,829	1,529	140,187

Accumulated comprehensive income (loss) at January 1, 2014	43,324	(23,994)	(13,659)	5,671
Other comprehensive loss before reclassifications	(903,830)	(8,937)	(28,099)	(940,866)
Amounts reclassified from accumulated other comprehensive income (loss)	34,480	1,724	1,997	38,201
Net current-period other comprehensive loss	(869,350)	(7,213)	(26,102)	(902,665)

Accumulated comprehensive loss at December 31, 2014	$(826,026)	$(31,207)	$(39,761)	$(896,994)

The following table presents reclassifications out of accumulated other comprehensive (loss) income for the years ended December 31, 2014 and 2013 (in thousands):

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive (Loss) Income into Income

Details about Accumulated Other Comprehensive Income (Loss) Components	Year Ended December 31, 2014	Year Ended December 31, 2013	Affected Line Item in Statements of Comprehensive Income (Loss)
Gain (loss) on cash flow derivative hedges:
Cross currency swaps	$(261)	$(3,531)	Interest expense, net of interest capitalized
Foreign currency forward contracts	(1,887)	(1,797)	Depreciation and amortization expenses
Foreign currency forward contracts	(4,291)	27,423	Other (expense) income
Foreign currency forward contracts	(57)	(440)	Interest expense, net of interest capitalized
Fuel swaps	(27,984)	47,944	Fuel
	(34,480)	69,599
Amortization of defined benefit plans:
Actuarial loss	(888)	(1,753)	Payroll and related
Prior service costs	(836)	(836)	Payroll and related
	(1,724)	(2,589)
Release of foreign cumulative translation due to sale of Pullmantur's non-core businesses:
Foreign cumulative translation	(1,997)	—	Other operating
Total reclassifications for the period	$(38,201)	$67,010

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Fair Value Measurements and Derivative Instruments
Fair Value Measurements
The estimated fair value of our financial instruments that are not measured at fair value, categorized based upon the fair value hierarchy, are as follows (in thousands):

		Fair Value Measurements at December 31, 2014 Using					Fair Value Measurements at December 31, 2013 Using
Description	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Cash and cash equivalents(4)	$189,241	$189,241	$189,241	$—	$—	$204,687	$204,687	$204,687	$—	$—
Total Assets	$189,241	$189,241	$189,241	$—	$—	$204,687	$204,687	$204,687	$—	$—
Liabilities:
Long-term debt (including current portion of long-term debt)(5)	$8,391,301	$8,761,414	$1,859,361	$6,902,053	$—	$8,020,061	$8,431,220	$2,888,255	$5,542,965	$—
Total Liabilities	$8,391,301	$8,761,414	$1,859,361	$6,902,053	$—	$8,020,061	$8,431,220	$2,888,255	$5,542,965	$—
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

(3)	Inputs that are unobservable. The Company did not use any Level 3 inputs as of December 31, 2014 and December 31, 2013.

(4)	Consists of cash and marketable securities with original maturities of less than 90 days.

(5)	Consists of unsecured revolving credit facilities, senior notes, senior debentures and term loans. Does not include our capital lease obligations.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Financial Instruments
The carrying amounts of accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value at December 31, 2014 and December 31, 2013.
Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company's financial instruments recorded at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2014 Using				Fair Value Measurements at December 31, 2013 Using
Description	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Derivative financial instruments(4)	$63,981	$—	$63,981	$—	$188,576	$—	$188,576	$—
Investments(5)	$5,531	5,531	—	—	$6,044	6,044	—	—
Total Assets	$69,512	$5,531	$63,981	$—	$194,620	$6,044	$188,576	$—
Liabilities:
Derivative financial instruments(6)	$767,635	$—	$767,635	$—	$100,260	$—	$100,260	$—
Total Liabilities	$767,635	$—	$767,635	$—	$100,260	$—	$100,260	$—
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

(3)	Inputs that are unobservable. The Company did not use any Level 3 inputs as of December 31, 2014 and December 31, 2013.

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

The reported fair values are based on a variety of factors and assumptions. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of December 31, 2014 or December 31, 2013, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents information about the Company's long-lived assets for our Pullmantur reporting unit and assets held for sale recorded at fair value on a nonrecurring basis (in thousands):

	Fair Value Measurements at December 31, 2013 Using
Description	Total Carrying Amount	Total Fair Value	Level 3	Total Impairment
Long-lived assets — Pullmantur aircraft(1)	$49,507	$49,507	$49,507	$13,529
Assets held for sale(2)	$—	$—	$—	$19,985
___________________________________

(1)
For 2013, we estimated the fair value of our long-lived assets using an undiscounted cash flow model. A significant assumption in performing the undiscounted cash flow test was the number of years during which we expect to use these aircraft. Additionally, as of December 31, 2013, the expected operating use of the aircraft modified the expected cash flows.

(2)
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
In 2013, long-lived assets with a carrying amount of $63.0 million were written down to their fair value of $49.5 million, resulting in losses of $13.5 million, which were recognized during the fourth quarter of 2013 and were reported within Restructuring and related impairment charges in our consolidated statements of comprehensive income (loss). Long-lived assets are reported within Property and equipment, net in our consolidated balance sheets.
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

As of December 31, 2014 and December 31, 2013, no cash collateral was received or pledged under our ISDA agreements. See Credit Related Contingent Features for further discussion on contingent collateral requirements for our derivative instruments.

The following table presents information about the Company’s offsetting of financial assets under master netting agreements with derivative counterparties:

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of December 31, 2014				As of December 31, 2013
	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Received	Net Amount of Derivative Assets
(In thousands of dollars)
Derivatives subject to master netting agreements	$63,981	$(63,981)	$—	$—	$188,576	$(91,627)	$—	$96,949
Total	$63,981	$(63,981)	$—	$—	$188,576	$(91,627)	$—	$96,949

The following table presents information about the Company’s offsetting of financial liabilities under master netting agreements with derivative counterparties:

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of December 31, 2014				As of December 31, 2013
	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Pledged	Net Amount of Derivative Liabilities
(In thousands of dollars)
Derivatives subject to master netting agreements	$(767,635)	$63,981	$—	$(703,654)	$(100,260)	$91,627	$—	$(8,633)
Total	$(767,635)	$63,981	$—	$(703,654)	$(100,260)	$91,627	$—	$(8,633)
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

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At inception of the hedge relationship, a derivative instrument that hedges the exposure to changes in the fair value of a firm commitment or a recognized asset or liability is designated as a fair value hedge. A derivative instrument that hedges a forecasted transaction or the variability of cash flows related to a recognized asset or liability is designated as a cash flow hedge.
Changes in the fair value of derivatives that are designated as fair value hedges are offset against changes in the fair value of the underlying hedged assets, liabilities or firm commitments. Gains and losses on derivatives that are designated as cash flow hedges are recorded as a component of Accumulated other comprehensive (loss) income until the underlying hedged transactions are recognized in earnings. The foreign currency transaction gain or loss of our non-derivative financial instruments and the changes in the fair value of derivatives designated as hedges of our net investment in foreign operations and investments are recognized as a component of Accumulated other comprehensive (loss) income along with the associated foreign currency translation adjustment of the foreign operation.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates to our long-term debt obligations including future interest payments. At December 31, 2014, approximately 28.5% of our long-term debt was effectively fixed as compared to 34.6% as of December 31, 2013. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense.
Market risk associated with our long-term fixed rate debt is the potential increase in fair value resulting from a decrease in interest rates. We use interest rate swap agreements that effectively convert a portion of our fixed-rate debt to a floating-rate basis to manage this risk. At December 31, 2014 and 2013, we maintained interest rate swap agreements on the $420.0 million fixed rate portion of our Oasis of the Seas unsecured amortizing term loan and on the $650.0 million unsecured senior notes due 2022. The interest rate swap agreements on Oasis of the Seas debt effectively changed the interest rate on the balance of the unsecured term loan, which was $245.0 million as of December 31, 2014, from a fixed rate of 5.41% to a LIBOR-based floating rate equal to LIBOR plus 3.87%, currently approximately 4.20%. The interest rate swap agreements on the $650.0 million unsecured senior notes effectively changed the interest rate of the unsecured senior notes from a fixed rate of 5.25% to a LIBOR-based floating rate equal to LIBOR plus 3.63%, currently approximately 3.86%. These interest rate swap agreements are accounted for as fair value hedges.
Market risk associated with our long-term floating rate debt is the potential increase in interest expense from an increase in interest rates. We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage this risk. At December 31, 2014 and 2013, we maintained forward-starting interest rate swap agreements that hedge the anticipated unsecured amortizing term loans that will finance our purchase of Anthem of the Seas. Forward-starting interest rate swaps hedging the Anthem of the Seas loan will effectively convert the interest rate for $725.0 million of the anticipated loan balance from LIBOR plus 1.30% to a fixed rate of 3.86% (inclusive of margin) beginning in April 2015. These interest rate swap agreements are accounted for as cash flow hedges.
In addition, at December 31, 2014 and December 31, 2013, we maintained interest rate swap agreements on our Celebrity Reflection term loan. Our interest rate swap agreements effectively converted the interest rate on a portion of the Celebrity Reflection unsecured amortizing term loan balance of approximately $545.4 million from LIBOR plus 0.40% to a fixed rate (including applicable margin) of 2.85% through the term of the loan. Furthermore, at December 31, 2014, we maintained interest rate swap agreements on our Quantum of the Seas term loan. Our interest rate swap agreements effectively converted the interest rate on a portion of the Quantum of the Seas unsecured amortizing term loan balance of approximately $735.0 million from LIBOR plus 1.30% to a fixed rate of 3.74% (inclusive of margin) through the term of the loan. These interest rate swap agreements are accounted for as cash flow hedges.
The notional amount of interest rate swap agreements related to outstanding debt and on our current unfunded financing arrangements as of December 31, 2014 and 2013 was $2.9 billion and $3.0 billion, respectively.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign Currency Exchange Rate Risk
Derivative Instruments
Our primary exposure to foreign currency exchange rate risk relates to our ship construction contracts denominated in Euros, our foreign currency denominated debt and our international business operations. We enter into foreign currency forward contracts, collar options and cross currency swap agreements to manage portions of the exposure to movements in foreign currency exchange rates. As of December 31, 2014, the aggregate cost of our ships on order was approximately $5.0 billion, of which we had deposited $394.4 million as of such date. Approximately 28.8% and 36.3% of the aggregate cost of the ships under construction was exposed to fluctuations in the Euro exchange rate at December 31, 2014 and 2013, respectively. The majority of our foreign currency forward contracts, collar options and cross currency swap agreements are accounted for as cash flow, fair value or net investment hedges depending on the designation of the related hedge.
During 2013, we entered into foreign currency forward contracts to hedge €365.0 million of our €745.0 million 5.625% unsecured senior notes due January 2014. These foreign currency forward contracts were accounted for as cash flow hedges and matured January 2014.
On a regular basis, we enter into foreign currency forward contracts and, from time to time, we utilize cross-currency swap agreements to minimize the volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than our functional currency or the functional currencies of our foreign subsidiaries. During 2014, we maintained an average of approximately $474.0 million of these foreign currency forward contracts. These instruments are not designated as hedging instruments. In 2014, 2013 and 2012 changes in the fair value of the foreign currency forward contracts were (losses) gains of approximately $(48.6) million, $(19.3) million and $7.7 million, respectively, which offset gains (losses) arising from the remeasurement of monetary assets and liabilities denominated in foreign currencies in those same years of $49.5 million, $13.4 million and $(11.8) million, respectively. These changes were recognized in earnings within Other income (expense) in our consolidated statements of comprehensive income (loss).
We consider our investments in our foreign operations to be denominated in relatively stable currencies and of a long-term nature. In January 2014, we entered into foreign currency forward contracts and designated them as hedges of a portion of our net investments in Pullmantur and TUI Cruises of €415.6 million, or approximately $502.9 million, based on the exchange rate at December 31, 2014. These forward currency contracts mature in April 2016.
The notional amount of outstanding foreign exchange contracts, including our forward contracts and collar options, as of December 31, 2014 and 2013 was $3.0 billion and $2.5 billion, respectively.
Non-Derivative Instruments
We also address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries' and investments' functional currencies and designating it as a hedge of these subsidiaries and investments. We designated debt as a hedge of our net investments in Pullmantur and TUI Cruises of approximately €139.4 million and €544.9 million, or approximately $168.7 million and $750.8 million, through December 31, 2014 and 2013, respectively.
Fuel Price Risk
Our exposure to market risk for changes in fuel prices relates primarily to the consumption of fuel on our ships. We use fuel swap agreements and fuel call options to mitigate the financial impact of fluctuations in fuel prices.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our fuel swap agreements are accounted for as cash flow hedges. At December 31, 2014, we have hedged the variability in future cash flows for certain forecasted fuel transactions occurring through 2018. As of December 31, 2014 and 2013, we had the following outstanding fuel swap agreements:

	Fuel Swap Agreements
	As of December 31, 2014	As of December 31, 2013
	(metric tons)
2014	—	762,000
2015	806,000	665,000
2016	802,000	372,000
2017	525,000	74,000
2018	226,000	—

	Fuel Swap Agreements
	As of December 31, 2014	As of December 31, 2013
	(% hedged)
Projected fuel purchases for year:
2014	—	57%
2015	58%	45%
2016	55%	25%
2017	35%	5%
2018	15%	—%
At December 31, 2014 and 2013, $(223.1) million and $9.5 million, respectively, of estimated unrealized net (loss) gain associated with our cash flow hedges pertaining to fuel swap agreements were expected to be reclassified to earnings from Accumulated other comprehensive (loss) income within the next twelve months. Reclassification is expected to occur as the result of fuel consumption associated with our hedged forecasted fuel purchases.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value and line item caption of derivative instruments recorded within our consolidated balance sheets were as follows:

	Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of December 31, 2014	As of December 31, 2013	Balance Sheet Location	As of December 31, 2014	As of December 31, 2013
		Fair Value	Fair Value		Fair Value	Fair Value
(In thousands)
Derivatives designated as hedging instruments under ASC 815-20(1)
Interest rate swaps	Other assets	$—	$56,571	Other long-term liabilities	$65,768	$66,920
Foreign currency forward contracts	Derivative financial instruments	—	61,596	Derivative financial instruments	17,619	—
Foreign currency forward contracts	Other assets	63,981	13,783	Other long-term liabilities	164,627	—
Foreign currency collar options	Other assets	—	22,172	Other long-term liabilities	—	—
Foreign currency collar options	Derivative financial instruments	—	—	Derivative financial instruments	21,855	—
Fuel swaps	Derivative financial instruments	—	10,902	Derivative financial instruments	227,512	1,657
Fuel swaps	Other assets	—	8,205	Other long-term liabilities	270,254	9,052
Total derivatives designated as hedging instruments under ASC 815-20		63,981	173,229		767,635	77,629
Derivatives not designated as hedging instruments under ASC 815-20
Foreign currency forward contracts	Derivative Financial Instruments	—	15,347	Derivative financial instruments	—	22,631
Total derivatives not designated as hedging instruments under ASC 815-20		—	15,347		—	22,631
Total derivatives		$63,981	$188,576		$767,635	$100,260
___________________________________

(1)	Accounting Standard Codification 815-20 "Derivatives and Hedging."
The carrying value and line item caption of non-derivative instruments designated as hedging instruments recorded within our consolidated balance sheets were as follows:

		Carrying Value
Non-derivative instrument designated as hedging instrument under ASC 815-20	Balance Sheet Location	As of December 31, 2014	As of December 31, 2013
(In thousands)
Foreign currency debt	Current portion of long-term debt	$—	$477,442
Foreign currency debt	Long-term debt	168,718	273,354
		$168,718	$750,796
The effect of derivative instruments qualifying and designated as hedging instruments and the related hedged items in fair value hedges on the consolidated statements of comprehensive income (loss) was as follows:

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Location of Gain (Loss) Recognized in Income on Derivative and Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative		Amount of (Loss) Gain Recognized in Income on Hedged Item
Derivatives and related Hedged Items under ASC 815-20 Fair Value Hedging Relationships		Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2014	Year Ended December 31, 2013
(In thousands)
Interest rate swaps	Interest expense, net of interest capitalized	$12,217	$9,354	$17,403	$37,745
Interest rate swaps	Other income (expense)	42,530	(71,630)	(34,304)	68,743
		$54,747	$(62,276)	$(16,901)	$106,488
The effect of derivative instruments qualifying and designated as cash flow hedging instruments on the consolidated financial statements was as follows:

	Amount of (Loss) Gain Recognized in OCI on Derivative (Effective Portion)		Location of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)		Location of (Loss) Gain Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of (Loss) Gain Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness testing)
Derivatives under ASC 815-20 Cash Flow Hedging Relationships	Year Ended December 31, 2014	Year Ended December 31, 2013		Year Ended December 31, 2014	Year Ended December 31, 2013		Year Ended December 31, 2014	Year Ended December 31, 2013
(In thousands)
Cross currency swaps	$—	$—	Interest Expense	$(261)	$(3,531)	Other income (expense)	$—	$—
Interest rate swaps	(97,851)	111,223	Other income (expense)	—	—	Other income (expense)	(99)	431
Foreign currency forward contracts	(246,627)	68,364	Depreciation and amortization expenses	(1,887)	(1,797)	Other income (expense)	(34)	9
Foreign currency forward contracts	—	—	Other income (expense)	(4,291)	27,423	Other income (expense)	—	—
Foreign currency forward contracts	—	—	Interest expense	(57)	(440)	Other income (expense)	—	—
Foreign currency collar options	(44,028)	13,199	Depreciation and amortization expenses	—	—	Other income (expense)	—	—
Fuel swaps	(515,324)	4,642	Fuel	(27,984)	47,944	Other income (expense)	(14,936)	(3,413)
	$(903,830)	$197,428		$(34,480)	$69,599		$(15,069)	$(2,973)

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effect of non-derivative instruments qualifying and designated as net investment hedging instruments on the consolidated financial statements was as follows:

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Location of Gain (Loss) in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Non-derivative instruments under ASC 815-20 Net Investment Hedging Relationships	Year Ended December 31, 2014	Year Ended December 31, 2013		Year Ended December 31, 2014	Year Ended December 31, 2013
(In thousands)
Foreign Currency Debt	$25,382	$(34,295)	Other income (expense)	$—	$—
	$25,382	$(34,295)		$—	$—
The effect of derivatives not designated as hedging instruments on the consolidated financial statements was as follows:

		Amount of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments under ASC 815-20	Location of Gain (Loss) Recognized in Income on Derivative	Year Ended December 31, 2014	Year Ended December 31, 2013
(In thousands)
Foreign currency forward contracts	Other income (expense)	$(48,791)	$(21,244)
Fuel swaps	Other income (expense)	(1,795)	243
Fuel call options	Other income (expense)	—	(23)
		$(50,586)	$(21,024)
Credit Related Contingent Features
Our current interest rate derivative instruments may require us to post collateral if our Standard & Poor's and Moody's credit ratings remain below specified levels. Specifically, if on the fifth anniversary of entering into a derivative transaction or on any succeeding fifth-year anniversary our credit ratings for our senior unsecured debt were to be below BBB- by Standard & Poor's and Baa3 by Moody's, then each counterparty to such derivative transaction with whom we are in a net liability position that exceeds the applicable minimum call amount may demand that we post collateral in an amount equal to the net liability position. The amount of collateral required to be posted following such event will change each time our net liability position increases or decreases by more than the applicable minimum call amount. If our credit rating for our senior unsecured debt is subsequently equal to, or above BBB- by Standard & Poor's or Baa3 by Moody's, then any collateral posted at such time will be released to us and we will no longer be required to post collateral unless we meet the collateral trigger requirement at the next fifth-year anniversary. Currently, our senior unsecured debt credit rating is BB with a positive outlook by Standard & Poor's and Ba1 with a stable outlook by Moody's. We currently have five interest rate derivative hedges that have a term of at least five years. The aggregate fair values of all derivative instruments with such credit-related contingent features in net liability positions as of December 31, 2014 and December 31, 2013 were $65.8 million and $66.9 million, respectively, which do not include the impact of any such derivatives in net asset positions. The earliest that any of the five interest rate derivative hedges will reach their fifth anniversary is November 2016. Therefore, as of December 31, 2014, we were not required to post collateral for any of our derivative transactions.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Commitments and Contingencies
Capital Expenditures
Our future capital commitments consist primarily of new ship orders. As of December 31, 2014, we had two Quantum-class ships and two Oasis-class ships on order for our Royal Caribbean International brand with an aggregate capacity of approximately 19,200 berths.
In February 2015, we reached conditional agreements with STX France to build two ships of a new generation of Celebrity Cruises ships, known as "Project Edge." The agreement is subject to certain conditions to effectiveness expected to occur in the second quarter of 2015. The ships will each have a capacity of approximately 2,900 berths and are expected to enter service in the second half of 2018 and the first half of 2020.

During 2014, our conditional agreement with STX France to build the fourth Oasis-class ship for Royal Caribbean International became effective. We received commitments for the unsecured financing of the ship for up to 80% of the ship’s contract price through a facility to be guaranteed 100% by COFACE, the official export credit agency of France. The ship will have a capacity of approximately 5,450 berths and is expected to enter service in the second quarter of 2018. In January 2015, we entered into a credit agreement for the US dollar financing of the fourth Oasis-class ship. The credit agreement makes available to us an unsecured term loan in an amount up to the US Dollar equivalent of €931.2 million, or approximately $1.1 billion, based on the exchange rate as of the transaction date. The loan amortizes semi-annually and will mature 12 years following delivery of the ship. At our election, prior to the ship delivery, interest on the loan will accrue either (1) at a fixed rate of 3.82% (inclusive of the applicable margin) or (2) at a floating rate equal to LIBOR plus 1.10%.

In 2014, we entered into a credit agreement for the US dollar financing of a portion of the third Oasis-class ship. The credit agreement makes available to us an unsecured term loan in an amount up to the US dollar equivalent of €178.4 million, or approximately $215.9 million, based on the exchange rate at December 31, 2014. The loan amortizes semi-annually and will mature 12 years following delivery of the ship. At our election, prior to the ship delivery, interest on the loan will accrue either (1) at a fixed rate of 2.53% (inclusive of the applicable margin) or (2) at a floating rate equal to LIBOR plus 1.20%. In connection with this credit agreement, we amended the €892.2 million credit agreement, originally entered into in 2013 to finance the ship, reducing the maximum facility amount to approximately €713.8 million. Both of the facilities are 100% guaranteed by COFACE.
As of December 31, 2014, the aggregate cost of our ships on order, not including those subject to closing conditions, was approximately $5.0 billion, of which we had deposited $394.4 million as of such date. Approximately 28.8% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at December 31, 2014. (See Note 14. Fair Value Measurements and Derivative Instruments).
Litigation
A class action complaint was filed in June 2011 against Royal Caribbean Cruises Ltd. in the United States District Court for the Southern District of Florida on behalf of a purported class of stateroom attendants employed onboard Royal Caribbean International cruise vessels. The complaint alleged that the stateroom attendants were required to pay other crew members to help with their duties and that certain stateroom attendants were required to work back of house assignments without the ability to earn gratuities, in each case in violation of the U.S. Seaman’s Wage Act. In May 2012, the district court granted our motion to dismiss the complaint on the basis that the applicable collective bargaining agreement requires any such claims to be arbitrated. The United States Court of Appeals, 11th Circuit, affirmed the district court’s dismissal and denied the plaintiffs’ petition for re-hearing and re-hearing en banc. In October 2014, the United States Supreme Court denied the plaintiffs’ request to review the order compelling arbitration. Subsequently, approximately 575 crew members submitted demands for arbitration. The demands make substantially the same allegations as in the federal court complaint and are similarly seeking damages, wage penalties and interest in an indeterminate amount. Unlike the federal court complaint, the demands for arbitration are being brought individually by each of the crew members and not on behalf of a purported class of stateroom attendants. At this time, we are unable

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to estimate the possible impact of this matter on us. However, we believe the underlying claims made against us are without merit, and we intend to vigorously defend ourselves against them.
We are routinely involved in other claims typical within the cruise vacation industry. The majority of these claims are covered by insurance. We believe the outcome of such claims, net of expected insurance recoveries, will not have a material adverse impact on our financial condition or results of operations and cash flows.
Operating Leases
In July 2002, we entered into an operating lease denominated in British pound sterling for the Brilliance of the Seas. In December 2014, we terminated the leasing of Brilliance of the Seas and, as part of the agreement, purchased the ship for a net settlement purchase price of approximately £175.4 million or $275.4 million. Refer to Note 5. Property and Equipment for further discussion on the transaction. Prior to the purchase, the lease payments varied based on sterling LIBOR and were included in Other operating expenses in our consolidated statements of comprehensive income (loss). Brilliance of the Seas lease expense amounts were approximately £11.7 million, £12.3 million and £14.6 million, or approximately $19.3 million, $19.1 million and $23.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.
We are obligated under other noncancelable operating leases primarily for offices, warehouses and motor vehicles. As of December 31, 2014, future minimum lease payments under noncancelable operating leases were as follows (in thousands):

Year
2015	$18,154
2016	16,279
2017	12,471
2018	9,919
2019	7,699
Thereafter	124,997
$189,519
Total expense for all operating leases amounted to $52.0 million, $57.5 million and $61.6 million for the years 2014, 2013 and 2012, respectively.
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

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Applicable Group coupled with a ratings downgrade. If this were to occur, it would have an adverse impact on our liquidity and operations.
At December 31, 2014, we have future commitments to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts as follows (in thousands):

Year
2015	$214,817
2016	149,336
2017	154,253
2018	82,010
2019	115,002
Thereafter	127,843
$843,261

Note 16. Restructuring and Related Impairment Charges

For the years ended December 31, 2014 and December 31, 2013, we incurred the following restructuring and related impairment charges in connection with our profitability initiatives (in thousands):

	2014	2013
Restructuring exit costs	$4,318	$23,432
Impairment charges	—	33,514
Restructuring and related impairment charges	$4,318	$56,946

The following are the profitability initiatives:

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

As a result of these actions, we incurred restructuring exit costs of $1.1 million and $18.2 million for the years ended December 31, 2014 and December 31, 2013, respectively, which are reported in Restructuring and related impairment charges in our consolidated statements of comprehensive income (loss). The costs incurred in 2014 are mainly related to discretionary bonus payments paid to persons whose positions were eliminated as part of our restructuring activities.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes our restructuring exit costs related to the above initiative (in thousands):

	Beginning Balance January 1, 2013	Accruals	Payments	Beginning Balance January 1, 2014	Accruals	Payments	Ending Balance December 31, 2014	Cumulative Charges Incurred	Expected Additional Expenses to be Incurred
Termination benefits	$—	$9,638	$1,323	$8,315	$917	$8,926	$306	$10,555	$—
Contract termination costs	—	4,142	4,016	126	(58)	68	—	4,084	—
Other related costs	—	4,379	2,982	1,397	234	1,334	297	4,613	—
Total	$—	$18,159	$8,321	$9,838	$1,093	$10,328	$603	$19,252	$—

In connection with this initiative, we incurred approximately $7.4 million of other costs during 2014 that primarily consisted of call center transition costs and accelerated depreciation on lease hold improvements and were classified within Marketing, selling and administrative expenses and Depreciation and amortization expenses, respectively, in our consolidated statements of comprehensive income (loss). We have completed the restructuring activities related to this initiative and we do not expect to incur any further restructuring exit or other additional costs.

Pullmantur Restructuring

Restructuring Exit Costs

In the fourth quarter of 2013, we moved forward with an initiative related to Pullmantur’s focus on its cruise business and its expansion in Latin America. Activities related to this initiative include the sale of Pullmantur's non-core businesses. This resulted in the elimination of approximately 100 Pullmantur shore-side positions and recognition of a liability for one-time termination benefits during the fourth quarter of 2013. In the second quarter of 2014, we elected not to execute the dismissal of approximately 30 of the positions which resulted in a partial reversal of the liability. Additionally, we incurred contract termination costs and other related costs consisting of legal and consulting fees to implement this initiative.

As a result of these actions, we incurred restructuring exit costs of $3.2 million and $5.3 million for the year ended December 31, 2014 and December 31, 2013, respectively, which are reported in Restructuring and related impairment charges in our consolidated statements of comprehensive income (loss).

The following table summarizes our restructuring exit costs related to the above initiative (in thousands):

	Beginning Balance January 1, 2013	Accruals	Payments	Beginning Balance January 1, 2014	Accruals	Payments	Ending Balance December 31, 2014	Cumulative Charges Incurred	Expected Additional Expenses to be Incurred(2)
Termination benefits	$—	$3,910	$—	$3,910	$3,084	$4,879	$2,115	$6,994	$—
Contract termination costs	—	847	—	847	(607)	—	240	240	—
Other related costs	—	516	—	516	748	1,264	—	1,264	—
Total	$—	$5,273	$—	$5,273	$3,225	$6,143	$2,355	$8,498	$—

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In connection with this initiative, we incurred approximately $8.9 million of other costs during 2014, associated with placing operating management closer to the Latin American market that was classified within Marketing, selling and administrative expenses in our consolidated statements of comprehensive income (loss). We have completed the restructuring activities related to this initiative and we do not expect to incur any further restructuring exit or other additional costs.

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

The sale resulted in a gain of $0.6 million recognized during the year ended December 31, 2014, inclusive of the release of cumulative translation adjustment losses, which is classified within Other operating expenses in our consolidated statements of comprehensive income (loss). As part of the sale, we agreed to maintain commercial and bank guarantees on behalf of the buyer for a maximum period of twelve months and extended a term loan facility to Nautalia due June 30, 2016. We recorded the fair value of the guarantees and a loss reserve for the loan amount drawn, offsetting the gain recognized by $5.5 million. See Note 13. Changes in Accumulated Other Comprehensive Income (Loss) for further information on the release of the foreign currency translation losses.

The non-core businesses met the accounting criteria to be classified as held for sale during the fourth quarter of 2013 which resulted in restructuring related impairment charges of $20.0 million in 2013 to adjust the carrying value of assets held for sale to their fair value, less cost to sell. As of December 31, 2013, assets and liabilities held for sale were not material to our consolidated balance sheet and no longer exist as of December 31, 2014. The businesses did not meet the criteria for discontinued operations reporting as a result of our significant continuing involvement.

Note 17. Quarterly Selected Financial Data (Unaudited)

	(In thousands, except per share data)
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2014	2013	2014	2013	2014	2013	2014	2013
Total revenues(1)	$1,887,224	$1,911,220	$1,980,043	$1,882,767	$2,388,762	$2,311,749	$1,817,826	$1,854,158
Operating income(2)(3)(4)	$97,466	$165,632	$195,587	$113,338	$529,462	$444,209	$119,344	$74,969
Net income(2)(3)(4)	$26,457	$76,226	$137,673	$24,747	$490,248	$365,701	$109,768	$7,018
Earnings per share:
Basic	$0.12	$0.35	$0.62	$0.11	$2.20	$1.66	$0.50	$0.03
Diluted	$0.12	$0.35	$0.62	$0.11	$2.19	$1.65	$0.49	$0.03
Dividends declared per share	$0.25	$0.12	$0.25	$0.12	$0.30	$0.25	$0.30	$0.25
___________________________________

(1)	Our revenues are seasonal based on the demand for cruises. Demand is strongest for cruises during the Northern Hemisphere's summer months and holidays.

(2)
Amounts for the fourth quarter of 2013 include an impairment charge of $33.5 million to write down the assets held for sale related to the businesses to be sold and certain long-lived assets, consisting of aircraft owned and operated by Pullmantur Air, to their fair value.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)
Amounts for the third and fourth quarters of 2014 include an aggregate increase to operating income and net income of $16.3 million and $36.8 million, respectively, due to the change in our voyage proration methodology as of September 30, 2014. Amounts for the third quarter of 2014 also include a loss of $17.4 million due to the sale of Celebrity Century.

(4)
Amounts for the fourth quarter of 2014 include a $33.5 million tax benefit related to the reversal of a deferred tax asset valuation allowance due to Spanish tax reform. See Note 12. Income Taxes for further information.