Form 10-Q
period 2015-03-31
ROYAL CARIBBEAN CRUISES LTD
filed 2015-04-23
CIK 884887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

There were 219,909,660 shares of common stock outstanding as of April 16, 2015.

ROYAL CARIBBEAN CRUISES LTD.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in thousands, except per share data)

	Quarter Ended March 31,
	2015	2014
Passenger ticket revenues	$1,306,779	$1,348,203
Onboard and other revenues	508,820	539,021
Total revenues	1,815,599	1,887,224
Cruise operating expenses:
Commissions, transportation and other	324,418	325,865
Onboard and other	116,239	123,032
Payroll and related	211,591	210,801
Food	119,786	118,080
Fuel	205,276	244,459
Other operating	245,307	281,743
Total cruise operating expenses	1,222,617	1,303,980
Marketing, selling and administrative expenses	286,832	290,307
Depreciation and amortization expenses	200,468	193,735
Restructuring charges	—	1,736
Operating Income	105,682	97,466
Other income (expense):
Interest income	3,737	3,276
Interest expense, net of interest capitalized	(70,159)	(68,571)
Other income (expense)	5,970	(5,714)
	(60,452)	(71,009)
Net Income	$45,230	$26,457
Earnings per Share:
Basic	$0.21	$0.12
Diluted	$0.20	$0.12
Weighted-Average Shares Outstanding:
Basic	219,626	221,295
Diluted	220,842	222,671
Comprehensive Loss
Net Income	$45,230	$26,457
Other comprehensive (loss) income:
Foreign currency translation adjustments	(31,544)	2,470
Change in defined benefit plans	(1,493)	(2,031)
Loss on cash flow derivative hedges	(260,949)	(52,915)
Total other comprehensive loss	(293,986)	(52,476)
Comprehensive Loss	$(248,756)	$(26,019)

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of
	March 31,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$229,705	$189,241
Trade and other receivables, net	297,073	261,392
Inventories	125,063	123,490
Prepaid expenses and other assets	299,362	226,960
Total current assets	951,203	801,083
Property and equipment, net	18,232,115	18,193,627
Goodwill	405,422	420,542
Other assets	1,280,853	1,297,938
	$20,869,593	$20,713,190
Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$1,089,345	$799,630
Accounts payable	336,869	331,505
Accrued interest	77,848	49,074
Accrued expenses and other liabilities	521,408	635,138
Derivative financial instruments	318,252	266,986
Customer deposits	1,992,569	1,766,914
Total current liabilities	4,336,291	3,849,247
Long-term debt	7,470,260	7,644,318
Other long-term liabilities	1,089,132	935,266
Commitments and contingencies (Note 6)
Shareholders’ equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 233,696,581 and 233,106,019 shares issued, March 31, 2015 and December 31, 2014, respectively)	2,337	2,331
Paid-in capital	3,257,809	3,253,552
Retained earnings	6,554,522	6,575,248
Accumulated other comprehensive loss	(1,190,980)	(896,994)
Treasury stock (13,808,683 common shares at cost, March 31, 2015 and December 31, 2014)	(649,778)	(649,778)
Total shareholders’ equity	7,973,910	8,284,359
	$20,869,593	$20,713,190

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
Operating Activities
Net income	$45,230	$26,457
Adjustments:
Depreciation and amortization	200,468	193,735
Net deferred income tax (benefit) expense	(520)	2,633
Loss (gain) on derivative instruments not designated as hedges	28,083	(1,890)
Changes in operating assets and liabilities:
Decrease (increase) in trade and other receivables, net	18,095	(36,332)
(Increase) decrease in inventories	(2,615)	6,104
Increase in prepaid expenses and other assets	(67,772)	(30,565)
Increase (decrease) in accounts payable	9,341	(13,323)
Increase (decrease) in accrued interest	28,774	(32,002)
(Decrease) increase in accrued expenses and other liabilities	(53,681)	7,579
Increase in customer deposits	208,423	188,367
Other, net	12,601	5,023
Net cash provided by operating activities	426,427	315,786
Investing Activities
Purchases of property and equipment	(304,644)	(177,791)
Cash (paid) received on settlement of derivative financial instruments	(45,182)	4,236
Investments in and loans to unconsolidated affiliates	(54,250)	(34,260)
Cash received on loan to unconsolidated affiliate	8,280	11,610
Other, net	(3,780)	(1,165)
Net cash used in investing activities	(399,576)	(197,370)
Financing Activities
Debt proceeds	749,800	1,560,000
Debt issuance costs	(16,493)	(22,641)
Repayments of debt	(587,111)	(1,638,146)
Dividends paid	(131,745)	(76,264)
Proceeds from exercise of common stock options	4,615	46,630
Cash received on settlement of derivative financial instruments	—	22,835
Other, net	587	81
Net cash provided (used) in financing activities	19,653	(107,505)
Effect of exchange rate changes on cash	(6,040)	910
Net increase in cash and cash equivalents	40,464	11,821
Cash and cash equivalents at beginning of period	189,241	204,687
Cash and cash equivalents at end of period	$229,705	$216,508
Supplemental Disclosure
Cash paid during the period for:
Interest, net of amount capitalized	$33,664	$94,205

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As used in this Quarterly Report on Form 10-Q, the terms “Royal Caribbean,” the “Company,” “we,” “our” and “us” refer to Royal Caribbean Cruises Ltd. and, depending on the context, Royal Caribbean Cruises Ltd.’s consolidated subsidiaries and/or affiliates. The terms “Royal Caribbean International,” “Celebrity Cruises,” “Pullmantur,” “Azamara Club Cruises,” “CDF Croisières de France” and “TUI Cruises” refer to our cruise brands. However, because TUI Cruises is an unconsolidated investment, our operating results and other disclosures herein do not include TUI Cruises unless otherwise specified.  In accordance with cruise vacation industry practice, the term “berths” is determined based on double occupancy per cabin even though many cabins can accommodate three or more passengers. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014, including the audited consolidated financial statements and related notes included therein.

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

Basis for Preparation of Consolidated Financial Statements

The unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Estimates are required for the preparation of financial statements in accordance with these principles. Actual results could differ from these estimates. See Note 2. Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of our significant accounting policies.

All significant intercompany accounts and transactions are eliminated in consolidation. We consolidate entities over which we have control, usually evidenced by a direct ownership interest of greater than 50%, and variable interest entities where we are determined to be the primary beneficiary. See Note 5. Goodwill and Other Assets for further information regarding our variable interest entities. For affiliates we do not control but over which we have significant influence on financial and operating policies, usually evidenced by a direct ownership interest from 20% to 50%, the investment is accounted for using the equity method. We consolidate the operating results of Pullmantur and CDF Croisières de France on a two-month lag to allow for more timely preparation of our consolidated financial statements. No material events or other transactions affecting Pullmantur or CDF Croisières de France have occurred during the two-month lag period of February and March 2015 that would require further disclosure or adjustment to our consolidated financial statements as of and for the quarter ended March 31, 2015.

We believe the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary for a fair presentation. Our revenues are seasonal and results for interim periods are not necessarily indicative of results for the entire year.

Note 2. Summary of Significant Accounting Policies

Revenues and Expenses

We recognize passenger ticket revenues, revenues from onboard and other goods and services and all associated cruise operating costs for all of our uncompleted voyages on a pro-rata basis. Prior to September 30, 2014, we recognized revenues and cruise operating costs for our shorter voyages (voyages of ten days or less) upon voyage completion while we recognized revenues and cruise operating costs for voyages in excess of ten days on a pro-rata basis.

The change to prorate all voyages as of September 30, 2014 forward was not retrospectively applied to prior periods, as the impact of prorating all voyages was immaterial to the respective periods presented.

Recent Accounting Pronouncements

In May 2014, amended GAAP guidance was issued to clarify the principles used to recognize revenue for all entities. The guidance is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not comprehensively addressed in the prior accounting guidance. This guidance must be applied using one of two retrospective application methods and will be effective for our interim and annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. We are currently evaluating the impact, if any, of the adoption of this newly issued guidance to our consolidated financial statements.

In August 2014, GAAP guidance was issued requiring management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. This guidance will be effective for our annual reporting period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The adoption of this newly issued guidance is not expected to have an impact to our consolidated financial statements.

In January 2015, amended GAAP guidance was issued changing the requirements for reporting extraordinary and unusual items in the income statement. The update eliminates the concept of extraordinary items. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. A reporting entity may apply the amendments prospectively or retrospectively to all periods presented in the financial statements. The guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this newly issued guidance is not expected to have an impact to our consolidated financial statements.

In February 2015, amended GAAP guidance was issued affecting current consolidation guidance. The guidance changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance must be applied using one of two retrospective application methods and will be effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in any interim period. We are currently evaluating the impact, if any, of the adoption of this newly issued guidance to our consolidated financial statements.

In April 2015, amended GAAP guidance was issued simplifying the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by these amendments. This guidance should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The guidance will be effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. We are currently evaluating the impact, if any, of the adoption of this newly issued guidance to our consolidated financial statements.

In April 2015, amended GAAP guidance was issued to provide a practical expedient for the measurement date of an employer's defined benefit obligation and plan assets. The guidance provides a practical expedient for entities with a fiscal year-end that does not coincide with a month-end and for contributions or significant events that occur between the month-end date and an entity's fiscal year end. The guidance will be effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted. The adoption of this newly issued guidance is not expected to have an impact to our consolidated financial statements.
In April 2015, amended GAAP guidance was issued to clarify a customer’s accounting for fees paid in a cloud computing arrangement. The amendments provide guidance to customers about whether a cloud computing arrangement includes a software license or if the arrangement should be accounted for as a service contract. This guidance will impact the accounting of software licenses but will not change a customer’s accounting for service contracts. The guidance will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. An entity can elect to adopt the amendments either prospectively or retrospectively. We are currently evaluating the impact, if any, of the adoption of this newly issued guidance to our consolidated financial statements.

Other

Revenues and expenses include port costs that vary with guest head counts. The amounts of such port costs included in Passenger ticket revenues on a gross basis were $127.1 million and $124.1 million for the first quarters of 2015 and 2014, respectively.

Reclassifications

On January 1, 2015, we adopted ASC 853, Service Concession Arrangements ("ASC 853"), using the modified retrospective approach. Due to the adoption of ASC 853, $41.9 million has been reclassified in the consolidated balance sheet, as of December 31, 2014, from Property and equipment to Other assets in order to conform to the current year presentation. The adoption of this guidance did not have a material impact to our consolidated financial statements as of and for the quarter ended March 31, 2015.

For the three months ended March 31, 2014, $2.6 million has been reclassified in the consolidated statements of cash flows from Other, net to Net deferred income tax (benefit) expense within Net cash provided by operating activities in order to conform to the current year presentation.

Note 3. Earnings Per Share

A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Quarter Ended March 31,
	2015	2014
Net income for basic and diluted earnings per share	$45,230	$26,457
Weighted-average common shares outstanding	219,626	221,295
Dilutive effect of stock options, performance share awards and restricted stock awards	1,216	1,376
Diluted weighted-average shares outstanding	220,842	222,671
Basic earnings per share	$0.21	$0.12
Diluted earnings per share	$0.20	$0.12

Diluted earnings per share does not reflect options to purchase an aggregate of 6,000 shares for the quarter ended March 31, 2014 because the effect of including them would have been antidilutive. There were no antidilutive shares for the quarter ended March 31, 2015.

Note 4. Long-Term Debt

In April 2015, we took delivery of Anthem of the Seas. To finance the purchase, we borrowed $742.1 million under a previously committed unsecured term loan which is 95% guaranteed by Euler Hermes Deutschland AG ("Hermes"), the official export credit agency of Germany. The loan amortizes semi-annually over 12 years and bears interest at LIBOR plus a margin of 1.30%, currently totaling 1.71%. In addition, during 2012, we entered into forward-starting interest rate swap agreements which effectively converted the floating rate available to us per the credit agreement to a fixed rate, including the applicable margin, of 3.86% effective April 2015 through the remaining term of the loan. See Note 9. Fair Value Measurements and Derivative Instruments for further information regarding these agreements.

Note 5. Goodwill and Other Assets

As of March 31, 2015, the carrying amounts of goodwill and trademarks and trade names attributable to our Pullmantur reporting unit were $118.6 million and $166.9 million, respectively. Pullmantur is a brand targeted primarily at the Spanish, Portuguese and Latin American markets, with an increasing focus on Latin America. The persistent economic instability in these markets has created significant uncertainties in forecasting operating results and future cash flows used in our impairment analyses. We continue to monitor economic events in these markets for their potential impact on Pullmantur’s business and valuation. However, based on our most recent projections, we do not believe an interim impairment evaluation of Pullmantur’s goodwill or trademarks and trade names is warranted as of March 31, 2015.

If there are changes to the projected future cash flows used in the impairment analyses, especially in Net Yields, or if an anticipated transfer of a vessel from one of our other cruise brands to the Pullmantur fleet does not take place, it is reasonably possible that an impairment charge of Pullmantur's reporting unit’s goodwill and trademarks and trade names may be required. Of these factors, the planned transfer of a vessel to the Pullmantur fleet is most significant to the projected future cash flows. If the transfer does not occur, we will likely fail step one of the the goodwill impairment test and record an impairment loss related to our trademarks and tradenames. We will continue to monitor these intangible assets for potential impairment and perform interim testing of our goodwill, trademark or trade names if deemed necessary.

Other Assets

A Variable Interest Entity (“VIE”) is an entity in which the equity investors have not provided enough equity to finance the entity’s activities or the equity investors: (1) cannot directly or indirectly make decisions about the entity’s activities through their voting rights or similar rights; (2) do not have the obligation to absorb the expected losses of the entity; (3) do not have the right to receive the expected residual returns of the entity; or (4) have voting rights that are not proportionate to their economic interests and the entity’s activities involve or are conducted on behalf of an investor with a disproportionately small voting interest.

We have determined that TUI Cruises GmbH, our 50%-owned joint venture, which operates the brand TUI Cruises, is a VIE. As of March 31, 2015 and December 31, 2014, our investment in TUI Cruises, including equity and loans, was approximately $363.7 million and $370.1 million, respectively. The majority of this amount was included within Other assets in our consolidated balance sheets. In addition, we and TUI AG, our joint venture partner, have each guaranteed the repayment of 50% of a €180.0 million bank loan provided to TUI Cruises due in May 2016. Our investment amount and the potential obligations under this guarantee are substantially our maximum exposure to loss. We have determined that we are not the primary beneficiary of TUI Cruises. We believe that the power to direct the activities that most significantly impact TUI Cruises’ economic performance are shared between ourselves and TUI AG. All the significant operating and financial decisions of TUI Cruises require the consent of both parties, which we believe creates shared power over TUI Cruises. Accordingly, we do not consolidate this entity and account for this investment under the equity method of accounting. As of March 31, 2015, TUI Cruises’ bank loan that is guaranteed by the shareholders had a remaining balance of €112.5 million, or approximately $120.8 million based on the exchange rate at March 31, 2015. This bank loan amortizes quarterly and is secured by first mortgages on both Mein Schiff 1 and Mein Schiff 2. Based on current facts and circumstances, we do not believe potential obligations under our guarantee of this bank loan are probable.

In connection with our sale of Celebrity Mercury to TUI Cruises in 2011, we provided a debt facility to TUI Cruises in the amount of up to €90.0 million and maturing in June 2018. During 2014, we made several amendments to the facility, including increasing the maximum amount of the facility to €125.0 million and providing TUI Cruises with the ability to draw upon the available capacity through December 31, 2015 to fund installment payments for its newbuild ships. Any amounts drawn under the facility to fund newbuild installments mature in March 2016. Interest under the loan accrues at the rate of 5.0% per annum. This facility is 50% guaranteed by TUI AG and is secured by second and third mortgages on Mein Schiff 1 and Mein Schiff 2. The outstanding principal amount of the facility as of March 31, 2015 was €95.0 million, or $102.0 million based on the exchange rate at March 31, 2015.

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

In March 2015, we announced the pending sale of Splendour of the Seas to TUI Cruises. The sale will be completed for €188.0 million in April 2016 in order to retain the future revenues to be generated for sailings through that date. After the sale, TUI Cruises will lease the ship to Thomson Cruises, which will operate the ship. The purchase price will be financed by us under a secured credit agreement to be repaid over 10 years. The resulting term loan will be 50% guaranteed by TUI AG and will be secured by a first mortgage on the ship. Interest will accrue at the rate of 6.25% per annum. We executed certain forward contracts to lock in the sales price of the ship at approximately $213.0 million. We expect to recognize a gain on the sale, which we do not expect will have a material effect to our consolidated financial statements.

We have determined that Grand Bahama Shipyard Ltd. (“Grand Bahama”), a ship repair and maintenance facility in which we have a 40% noncontrolling interest, is a VIE. The facility serves cruise and cargo ships, oil and gas tankers and offshore units.  We utilize this facility, among other ship repair facilities, for our regularly scheduled drydocks and certain emergency repairs as may be required. We have determined that we are not the primary beneficiary of this facility as we do not have the power to direct the activities that most significantly impact the facility’s economic performance. Accordingly, we do not consolidate this entity and we account for this investment under the equity method of accounting. As of March 31, 2015, the net book value of our investment in Grand Bahama was approximately $53.9 million, consisting of $7.8 million in equity and $46.1 million in loans. As of December 31, 2014, the net book value of our investment in Grand Bahama was approximately $53.8 million, consisting of $7.7 million in equity and $46.1 million in loans. These amounts represent our maximum exposure to loss. The majority of our loans to Grand Bahama are in non-accrual status and the majority of this amount is included within Other assets in our consolidated balance sheets. For the quarter ended March 31, 2015 and March 31, 2014, we received approximately $0.1 million and $0.8 million, respectively, in principal and interest payments related to a loan that is in accrual status from Grand Bahama. We monitor credit risk associated with these loans through our participation on Grand Bahama’s board of directors along with our review of Grand Bahama’s financial statements and projected cash flows. Based on this review, we believe the risk of loss associated with these loans was not probable as of March 31, 2015.

We have determined that Skysea Holding, in which we have a 35% noncontrolling interest, is a VIE for which we are not the primary beneficiary, as we do not have the power to direct the activities that most significantly impact the entity's economic performance. Accordingly, we do not consolidate this entity and we account for this investment under the equity method of accounting. In addition, we and Ctrip.com International Ltd, which also owns 35% of Skysea Holding, each provided a debt facility to a wholly owned subsidiary of Skysea Holding in the amount of $80.0 million. Interest under these facilities, which mature in January 2030, initially accrues at a rate of 3.0% per annum with an increase of at least 0.5% every two years. The facilities, which are pari passu to each other, are each 100% guaranteed by Skysea Holding and are secured by a first priority mortgage on the ship, Celebrity Century, which we sold to a wholly owned subsidiary of Skysea Holding in September 2014. As of March 31, 2015 and December 31, 2014, our investment in Skysea Holding and its subsidiaries, including equity and loans, was approximately $106.1 million and $106.3 million, respectively. The majority of this amount was included within Other assets in our consolidated balance sheets. Our investment amount is substantially our maximum exposure to loss. As of March 31, 2015, Skysea Holding and its subsidiaries have not commenced operations.

We have determined that both Nautalia Viajes, S.L. ("Nautalia"), a small travel agency network, and Global Tour Operación, S.L. ("Global Tour"), a small tour operations business, in which we have a 19% noncontrolling interest, are VIEs. We have determined that we are not the primary beneficiary of these entities as we do not have the power to direct the activities that most significantly impact the entities' economic performance. Accordingly, we do not consolidate these entities and we account for these investments under the equity method of accounting. As of March 31, 2015 and December 31, 2014, the impact of these entities was not material to our consolidated financial statements.

Our share of income from investments accounted for under the equity method of accounting, including the entities discussed above, was $9.2 million and $5.0 million for the quarters ended March 31, 2015 and March 31, 2014, respectively, and was recorded within Other income (expense).

As of March 31, 2015 and December 31, 2014, our notes receivable balance reported within Trade and other receivables, net was $75.4 million and $38.0 million, respectively.

Note 6. Commitments and Contingencies

In January 2015, we entered into a financing arrangement for the US dollar financing of the fourth Oasis-class ship. Through the financing arrangement, we have the right, but not the obligation, to satisfy the obligations to be incurred upon delivery and acceptance of the vessel under the shipbuilding contract by assuming, at delivery and acceptance, the debt indirectly incurred by the shipbuilder during the construction of the ship. The amount assumed under this arrangement is not to exceed the US Dollar equivalent of €931.2 million, or approximately $1.0 billion, based on the exchange rate at March 31, 2015. The loan, upon assumption at the date of actual delivery, will amortize semi-annually and will mature 12 years following delivery of the ship. At our election, interest on the loan will accrue either (1) at a fixed rate 3.82% (inclusive of the applicable margin) or (2) at a floating rate equal to LIBOR plus 1.10%.

In February 2015, we reached conditional agreements with STX France to build two ships of a new generation of Celebrity Cruises ships, known as "Project Edge." The agreement is subject to certain conditions to effectiveness expected to occur later this year. The ships will each have a capacity of approximately 2,900 berths and are expected to enter service in the fourth quarter of 2018 and the first half of 2020.

As of March 31, 2015, the aggregate cost of our ships on order, not including the "Project Edge" ships and the TUI Cruises' ships on order, was approximately $4.9 billion, of which we had deposited $554.2 million as of such date. Approximately 25.1% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at March 31, 2015. (See Note 9. Fair Value Measurements and Derivative Instruments).

Litigation

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2014, a class action complaint was filed in June 2011 against Royal Caribbean Cruises Ltd. in the United States District Court for the Southern District of Florida on behalf of a purported class of stateroom attendants employed onboard Royal Caribbean International cruise vessels. The complaint alleged that the stateroom attendants were required to pay other crew members to help with their duties and that certain stateroom attendants were required to work back of house assignments without the ability to earn gratuities, in each case in violation of the U.S. Seaman’s Wage Act. In May 2012, the district court granted our motion to dismiss the complaint on the basis that the applicable collective bargaining agreement requires any such claims to be arbitrated. The United States Court of Appeals, 11th Circuit, affirmed the district court’s dismissal and denied the plaintiffs’ petition for re-hearing and re-hearing en banc. In October 2014, the United States Supreme Court denied the plaintiffs’ request to review the order compelling arbitration. Subsequently, approximately 575 crew members submitted demands for arbitration. The demands make substantially the same allegations as in the federal court complaint and are similarly seeking damages, wage penalties and interest in an indeterminate amount. Unlike the federal court complaint, the demands for arbitration are being brought individually by each of the crew members and not on behalf of a purported class of stateroom attendants. At this time, we are unable to estimate the possible impact of this matter on us. However, we believe the underlying claims made against us are without merit, and we intend to vigorously defend ourselves against them.

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

Note 7. Shareholders’ Equity

During the first quarter of 2015, we declared and paid a cash dividend on our common stock of $0.30 per share. During the first quarter of 2015, we also paid a cash dividend on our common stock of $0.30 per share which was declared during the fourth quarter of 2014.

During the first quarter of 2014, we declared and paid a cash dividend on our common stock of $0.25 per share. During the first quarter of 2014, we also paid a cash dividend on our common stock of $0.25 per share which was declared during the fourth quarter of 2013.

Note 8. Changes in Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) by component for the quarter ended March 31, 2015 and 2014 (in thousands):

	Accumulated Other Comprehensive Income (Loss) for the Quarter Ended March 31, 2015				Accumulated Other Comprehensive Income (Loss) for the Quarter Ended March 31, 2014
	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated comprehensive (loss) income at beginning of the year	$(826,026)	$(31,207)	$(39,761)	$(896,994)	$43,324	$(23,994)	$(13,659)	$5,671
Other comprehensive (loss) income before reclassifications	(315,597)	(2,056)	(31,544)	(349,197)	(57,352)	(2,462)	2,470	(57,344)
Amounts reclassified from accumulated other comprehensive (loss) income	54,648	563	—	55,211	4,437	431	—	4,868
Net current-period other comprehensive (loss) income	(260,949)	(1,493)	(31,544)	(293,986)	(52,915)	(2,031)	2,470	(52,476)
Ending balance	$(1,086,975)	$(32,700)	$(71,305)	$(1,190,980)	$(9,591)	$(26,025)	$(11,189)	$(46,805)

The following table presents reclassifications out of accumulated other comprehensive income (loss) for the quarter ended March 31, 2015 and 2014 (in thousands):

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
Details About Accumulated Other Comprehensive Income (Loss) Components	Quarter Ended March 31, 2015	Quarter Ended March 31, 2014	Affected Line Item in Statements of Comprehensive Income (Loss)
Loss on cash flow derivative hedges:
Cross currency swaps	$—	$(261)	Interest expense, net of interest capitalized
Foreign currency forward contracts	(718)	(449)	Depreciation and amortization expenses
Foreign currency forward contracts	(238)	(3,576)	Other income (expense)
Foreign currency forward contracts	—	(57)	Interest expense, net of interest capitalized
Fuel swaps	(53,692)	(94)	Fuel
	(54,648)	(4,437)
Amortization of defined benefit plans:
Actuarial loss	(354)	(222)	Payroll and related
Prior service costs	(209)	(209)	Payroll and related
	(563)	(431)
Total reclassifications for the period	$(55,211)	$(4,868)

Note 9. Fair Value Measurements and Derivative Instruments

Fair Value Measurements

The estimated fair value of our financial instruments that are not measured at fair value, categorized based upon the fair value hierarchy, are as follows (in thousands):

	Fair Value Measurements at March 31, 2015 Using					Fair Value Measurements at December 31, 2014 Using
Description	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Cash and cash equivalents(4)	$229,705	$229,705	$229,705	$—	$—	$189,241	$189,241	$189,241	$—	$—
Total Assets	$229,705	$229,705	$229,705	$—	$—	$189,241	$189,241	$189,241	$—	$—
Liabilities:
Long-term debt (including current portion of long-term debt)(5)	$8,502,921	$8,863,909	$1,868,909	$6,995,000	$—	$8,391,301	$8,761,414	$1,859,361	$6,902,053	$—
Total Liabilities	$8,502,921	$8,863,909	$1,868,909	$6,995,000	$—	$8,391,301	$8,761,414	$1,859,361	$6,902,053	$—

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
(3) Inputs that are unobservable. The Company did not use any Level 3 inputs as of March 31, 2015 and December 31, 2014.
(4) Consists of cash and marketable securities with original maturities of less than 90 days.
(5) Consists of unsecured revolving credit facilities, senior notes, senior debentures and term loans. Does not include our capital lease obligations.

Other Financial Instruments

The carrying amounts of accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value at March 31, 2015 and December 31, 2014.

Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2015 Using				Fair Value Measurements at December 31, 2014 Using
Description	Total	Level 1(1)	Level 2(2)	Level 3(3)	Total	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Derivative financial instruments(4)	$131,128	$—	$131,128	$—	$63,981	$—	$63,981	$—
Investments(5)	$5,575	5,575	—	—	$5,531	5,531	—	—
Total Assets	$136,703	$5,575	$131,128	$—	$69,512	$5,531	$63,981	$—
Liabilities:
Derivative financial instruments(6)	$968,464	$—	$968,464	$—	$767,635	$—	$767,635	$—
Total Liabilities	$968,464	$—	$968,464	$—	$767,635	$—	$767,635	$—

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
(3) Inputs that are unobservable. The Company did not use any Level 3 inputs as of March 31, 2015 and December 31, 2014.
(4) Consists of foreign currency forward contracts, interest rate swaps and fuel swaps. Please refer to the “Fair Value of Derivative Instruments” table for breakdown by instrument type.
(5) Consists of exchange-traded equity securities and mutual funds.
(6) Consists of foreign currency forward contracts, foreign currency collar options, interest rate swaps and fuel swaps. Please refer to the “Fair Value of Derivative Instruments” table for breakdown by instrument type.

The reported fair values are based on a variety of factors and assumptions. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of March 31, 2015 or December 31, 2014, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.

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

As of March 31, 2015 and December 31, 2014, no cash collateral was received or pledged under our ISDA agreements. See Credit Related Contingent Features for further discussion on contingent collateral requirements for our derivative instruments.

The following table presents information about the Company’s offsetting of financial assets under master netting agreements with derivative counterparties:

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of March 31, 2015				As of December 31, 2014
	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Received	Net Amount of Derivative Assets
(In thousands of dollars)
Derivatives subject to master netting agreements	$131,128	$(128,020)	$—	$3,108	$63,981	$(63,981)	$—	$—
Total	$131,128	$(128,020)	$—	$3,108	$63,981	$(63,981)	$—	$—

The following table presents information about the Company’s offsetting of financial liabilities under master netting agreements with derivative counterparties:

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of March 31, 2015				As of December 31, 2014
	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Pledged	Net Amount of Derivative Liabilities
(In thousands of dollars)
Derivatives subject to master netting agreements	$(968,464)	$128,020	$—	$(840,444)	$(767,635)	$63,981	$—	$(703,654)
Total	$(968,464)	$128,020	$—	$(840,444)	$(767,635)	$63,981	$—	$(703,654)

Concentrations of Credit Risk

We monitor our credit risk associated with financial and other institutions with which we conduct significant business and, to minimize these risks, we select counterparties with credit risks acceptable to us and we seek to limit our exposure to an individual counterparty. Credit risk, including but not limited to counterparty nonperformance under derivative instruments, our credit facilities and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions, insurance companies and export credit agencies many of which we have long-term relationships with and which have credit risks acceptable to us or where the credit risk is spread out among a large number of counterparties. As of March 31, 2015, our exposure under our derivative instruments was approximately $3.1 million. As of December 31, 2014, we did not have any exposure under our derivative instruments. We do not anticipate nonperformance by any of our significant counterparties. In addition, we have established guidelines we follow regarding credit ratings and instrument maturities to maintain safety and liquidity. We do not normally require collateral or other security to support credit relationships; however, in certain circumstances this option is available to us.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our long-term debt obligations including future interest payments. At March 31, 2015, approximately 28.2% of our long-term debt was effectively fixed as compared to 28.5% as of December 31, 2014. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense.

Market risk associated with our long-term fixed rate debt is the potential increase in fair value resulting from a decrease in interest rates. We use interest rate swap agreements that effectively convert a portion of our fixed-rate debt to a floating-rate basis to manage this risk. At March 31, 2015 and December 31, 2014, we maintained interest rate swap agreements on the $420.0 million fixed rate portion of our Oasis of the Seas unsecured amortizing term loan and on the $650.0 million unsecured senior notes due 2022. The interest rate swap agreements on Oasis of the Seas debt effectively changed the interest rate on the balance of the unsecured term loan, which was $245.0 million as of March 31, 2015, from a fixed rate of 5.41% to a LIBOR-based floating rate equal to LIBOR plus 3.87%, currently approximately 4.20%. The interest rate swap agreements on the $650.0 million unsecured senior notes effectively changed the interest rate of the unsecured senior notes from a fixed rate of 5.25% to a LIBOR-based floating rate equal to LIBOR plus 3.63%, currently approximately 3.89%. These interest rate swap agreements are accounted for as fair value hedges.

Market risk associated with our long-term floating rate debt is the potential increase in interest expense from an increase in interest rates. We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage this risk. At March 31, 2015 and December 31, 2014, we maintained forward-starting interest rate swap agreements that hedge the anticipated unsecured amortizing term loan that will finance our purchase of Anthem of the Seas. Forward-starting interest rate swaps hedging the Anthem of the Seas loan will effectively convert the interest rate for $725.0 million of the anticipated loan balance from LIBOR plus 1.30% to a fixed rate of 3.86% (inclusive of margin) beginning in April 2015. These interest rate swap agreements are accounted for as cash flow hedges.

In addition, at March 31, 2015 and December 31, 2014, we maintained interest rate swap agreements on our Celebrity Reflection term loan. Our interest rate swap agreements effectively converted the interest rate on a portion of the Celebrity Reflection unsecured amortizing term loan balance of approximately $545.4 million from LIBOR plus 0.40% to a fixed rate (including applicable margin) of 2.85% through the term of the loan. Furthermore, at March 31, 2015 and December 31, 2014, we maintained interest rate swap agreements on our Quantum of the Seas term loan. Our interest rate swap agreements effectively converted the interest rate on a portion of the Quantum of the Seas unsecured amortizing term loan balance of approximately $735.0 million from LIBOR plus 1.30% to a fixed rate of 3.74% (inclusive of margin) through the term of the loan. These interest rate swap agreements are accounted for as cash flow hedges.

The notional amount of interest rate swap agreements related to outstanding debt and on our current unfunded financing arrangements as of March 31, 2015 and December 31, 2014 was $2.9 billion.

Foreign Currency Exchange Rate Risk

Derivative Instruments

Our primary exposure to foreign currency exchange rate risk relates to our ship construction contracts denominated in Euros, our foreign currency denominated debt and our international business operations. We enter into foreign currency forward contracts, collar options and cross currency swap agreements to manage portions of the exposure to movements in foreign currency exchange rates. As of March 31, 2015, the aggregate cost of our ships on order, not including the "Project Edge" ships and the TUI Cruises' ships on order, was approximately $4.9 billion, of which we had deposited $554.2 million as of such date. Approximately 25.1% and 28.8% of the aggregate cost of the ships under construction was exposed to fluctuations in the Euro exchange rate at March 31, 2015 and December 31, 2014, respectively. The majority of our foreign currency forward contracts, collar options and cross currency swap agreements are accounted for as cash flow, fair value or net investment hedges depending on the designation of the related hedge.

On a regular basis, we enter into foreign currency forward contracts and, from time to time, we utilize cross-currency swap agreements to minimize the volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than our functional currency or the functional currencies of our foreign subsidiaries. During the first quarter of 2015, we maintained an average of approximately $398.2 million of these foreign currency forward contracts. These instruments are not designated as hedging instruments. Changes in the fair value of the foreign currency forward contracts resulted in a (loss) gain, of approximately $(28.1) million and $1.9 million, respectively, during the quarter ended March 31, 2015 and March 31, 2014, respectively, that were recognized in earnings within Other income (expense) in our consolidated statements of comprehensive income (loss).

We consider our investments in our foreign operations to be denominated in relatively stable currencies and of a long-term nature. As of March 31, 2015, we maintained foreign currency forward contracts of €415.6 million, or approximately $446.4 million based on the exchange rate at March 31, 2015, and designated them as hedges of a portion of our net investments in Pullmantur and TUI Cruises. These forward currency contracts mature in April 2016.

The notional amount of outstanding foreign exchange contracts including our forward contracts and collar options as of March 31, 2015 and December 31, 2014 was $3.1 billion and $3.0 billion, respectively.

Non-Derivative Instruments

We also address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries’ and investments’ functional currencies and designating it as a hedge of these subsidiaries and investments. We had designated debt as a hedge of our net investments in Pullmantur and TUI Cruises of approximately €75.8 million and €139.4 million, or approximately $81.5 million and $168.7 million, as of March 31, 2015 and December 31, 2014, respectively.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates primarily to the consumption of fuel on our ships. We use fuel swap agreements to mitigate the financial impact of fluctuations in fuel prices.

Our fuel swap agreements are accounted for as cash flow hedges. At March 31, 2015, we have hedged the variability in future cash flows for certain forecasted fuel transactions occurring through 2018. As of March 31, 2015 and December 31, 2014, we had the following outstanding fuel swap agreements:

	Fuel Swap Agreements
	As of March 31, 2015	As of December 31, 2014
	(metric tons)
2015	539,000	806,000
2016	805,000	802,000
2017	598,000	525,000
2018	300,000	226,000

	Fuel Swap Agreements
	As of March 31, 2015	As of December 31, 2014
	(% hedged)
Projected fuel purchases:
2015	52%	58%
2016	55%	55%
2017	40%	35%
2018	20%	15%

At March 31, 2015 and December 31, 2014, $220.8 million and $223.1 million, respectively, of estimated unrealized net loss associated with our cash flow hedges pertaining to fuel swap agreements were expected to be reclassified to earnings from Accumulated other comprehensive loss within the next twelve months. Reclassification is expected to occur as the result of fuel consumption associated with our hedged forecasted fuel purchases.

The fair value and line item caption of derivative instruments recorded within our consolidated balance sheets were as follows:

	Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of March 31, 2015	As of December 31, 2014	Balance Sheet Location	As of March 31, 2015	As of December 31, 2014
		Fair Value	Fair Value		Fair Value	Fair Value
(In thousands)
Derivatives designated as hedging instruments under ASC 815-20(1)
Interest rate swaps	Other assets	$821	$—	Other long-term liabilities	$80,429	$65,768
Foreign currency forward contracts	Derivative financial instruments	—	—	Derivative financial instruments	28,368	17,619
Foreign currency forward contracts	Other assets	130,292	63,981	Other long-term liabilities	318,789	164,627
Foreign currency collar options	Derivative financial instruments	—	—	Derivative financial instruments	69,857	21,855
Fuel swaps	Derivative financial instruments	—	—	Derivative financial instruments	200,402	227,512
Fuel swaps	Other assets	15	—	Other long-term liabilities	235,739	270,254
Total derivatives designated as hedging instruments under 815-20		$131,128	$63,981		$933,584	$767,635
Derivatives not designated as hedging instruments under ASC 815-20
Fuel swaps	Derivative financial instruments	—	—	Derivative financial instruments	19,624	—
Fuel swaps	Other Assets	—	—	Other long-term liabilities	15,256	—
Total derivatives not designated as hedging instruments under 815-20		—	—		34,880	—
Total derivatives		$131,128	$63,981		$968,464	$767,635

(1) Accounting Standard Codification 815-20 “Derivatives and Hedging.”

The carrying value and line item caption of non-derivative instruments designated as hedging instruments recorded within our consolidated balance sheets were as follows:

		Carrying Value
Non-derivative instrument designated as hedging instrument under ASC 815-20	Balance Sheet Location	As of March 31, 2015	As of December 31, 2014
(In thousands)
Foreign currency debt	Long-term debt	$81,451	$168,718
		$81,451	$168,718

The effect of derivative instruments qualifying and designated as hedging instruments and the related hedged items in fair value hedges on the consolidated statements of comprehensive income (loss) was as follows:

Derivatives and Related Hedged Items under ASC 815-20 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative and Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative		Amount of Gain (Loss) Recognized in Income on Hedged Item
		Quarter Ended March 31, 2015	Quarter Ended March 31, 2014	Quarter Ended March 31, 2015	Quarter Ended March 31, 2014
(In thousands)
Interest rate swaps	Interest expense, net of interest capitalized	$2,976	$3,069	$3,882	$5,542
Interest rate swaps	Other income (expense)	15,152	12,510	(12,341)	(11,435)
		$18,128	$15,579	$(8,459)	$(5,893)

The effect of derivative instruments qualifying and designated as cash flow hedging instruments on the consolidated financial statements was as follows:

Derivatives under ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Loss) on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Quarter Ended March 31, 2015	Quarter Ended March 31, 2014		Quarter Ended March 31, 2015	Quarter Ended March 31, 2014		Quarter Ended March 31, 2015	Quarter Ended March 31, 2014
(In thousands)
Cross currency swaps	$—	$—	Interest expense, net of interest capitalized	$—	$(261)	Other income (expense)	$—	$—
Interest rate swaps	(29,028)	(34,525)	Other income (expense)	—	—	Other income (expense)	38	(19)
Foreign currency forward contracts	(172,822)	1,195	Depreciation and amortization expenses	(718)	(449)	Other income (expense)	—	(20)
Foreign currency forward contracts	—	—	Other income (expense)	(238)	(3,576)	Other income (expense)	—	—
Foreign currency forward contracts	—	—	Interest expense, net of interest capitalized	—	(57)	Other income (expense)	—	—
Foreign currency collar options	(64,833)	(2,607)	Depreciation and amortization expenses	—	—	Other income (expense)	—	—
Fuel swaps	(48,914)	(21,415)	Fuel	(53,692)	(94)	Other income (expense)	182	(1,632)
	$(315,597)	$(57,352)		$(54,648)	$(4,437)		$220	$(1,671)

The effect of non-derivative instruments qualifying and designated as net investment hedging instruments on the consolidated financial statements was as follows:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion)		Location of Gain (Loss) in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Non-derivative instruments under ASC 815-20 Net Investment Hedging Relationships	Quarter Ended March 31, 2015	Quarter Ended March 31, 2014		Quarter Ended March 31, 2015	Quarter Ended March 31, 2014
(In thousands)
Foreign Currency Debt	$12,137	$4,374	Other income (expense)	$—	$—
	$12,137	$4,374		$—	$—

The effect of derivatives not designated as hedging instruments on the consolidated financial statements was as follows:

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments under ASC 815-20	Location of Gain (Loss) Recognized in Income on Derivatives	Quarter Ended March 31, 2015	Quarter Ended March 31, 2014
(In thousands)
Foreign currency forward contracts	Other income (expense)	$(28,083)	$1,881
Fuel swaps	Other income (expense)	(129)	(1,222)
		$(28,212)	$659

Credit Related Contingent Features

Our current interest rate derivative instruments may require us to post collateral if our Standard & Poor’s and Moody’s credit ratings remain below specified levels. Specifically, if on the fifth anniversary of entering into a derivative transaction or on any succeeding fifth-year anniversary our credit ratings for our senior unsecured debt were to be rated below BBB- by Standard & Poor’s and Baa3 by Moody’s, then each counterparty to such derivative transaction with whom we are in a net liability position that exceeds the applicable minimum call amount may demand that we post collateral in an amount equal to the net liability position. The amount of collateral required to be posted following such event will change each time our net liability position increases or decreases by more than the applicable minimum call amount. If our credit rating for our senior unsecured debt is subsequently equal to or above BBB- by Standard & Poor’s or Baa3 by Moody’s, then any collateral posted at such time will be released to us and we will no longer be required to post collateral unless we meet the collateral trigger requirement at the next fifth-year anniversary. Currently, our senior unsecured debt credit rating is BB with a positive outlook by Standard & Poor’s and Ba1 with a stable outlook by Moody’s. We currently have five interest rate derivative hedges that have a term of at least five years.  The aggregate fair values of all derivative instruments with such credit-related contingent features in net liability positions as of March 31, 2015 and December 31, 2014 were $80.4 million and $65.8 million, respectively, which do not include the impact of any such derivatives in net asset positions. The earliest that any of the five interest rate derivative hedges will reach their fifth anniversary is November 2016. Therefore, as of March 31, 2015, we were not required to post collateral for any of our derivative transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Concerning Forward-Looking Statements

The discussion under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance (including our expectations for the second quarter and full year of 2015 and our earnings and yield estimates for 2015 set forth under the heading "Outlook" below and expectations regarding the timing and results of our Double-Double Program), business and industry prospects or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. Words such as "anticipate," "believe," "could," "estimate," "expect," "goal," "intend," "may," "plan," "project," "seek," "should," "will" and similar expressions are intended to further identify any of these forward-looking statements. Forward-looking statements reflect management's current expectations but they are based on judgments and are inherently uncertain. Furthermore, they are subject to risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2014 and, in particular, the risks discussed under the caption "Risk Factors" in Part I, Item 1A of that report.

All forward-looking statements made in this Quarterly Report on Form 10-Q speak only as of the date of this document.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

The discussion and analysis of our financial condition and results of operations has been organized to present the following:

•	a review of our financial presentation, including discussion of certain operational and financial metrics we utilize to assist us in managing our business;

•	a discussion of our results of operations for the quarter ended March 31, 2015 compared to the same period in 2014;

•	a discussion of our business outlook, including our expectations for selected financial items for the second quarter and full year of 2015; and

•	a discussion of our liquidity and capital resources, including our future capital and contractual commitments and potential funding sources.

Critical Accounting Policies

Valuation of Goodwill, Indefinite-Lived Intangible Assets and Long-Lived Assets

Pullmantur is a brand targeted primarily at the Spanish, Portuguese and Latin American markets, with an increasing focus on Latin America. The persistent economic instability in these markets has created significant uncertainties in forecasting operating results and future cash flows used in our impairment analyses. We continue to monitor economic events in these markets for their potential impact on Pullmantur’s business and valuation. However, based on our most recent projections, we do not believe an interim impairment evaluation of Pullmantur’s goodwill or trademarks and trade names is warranted as of March 31, 2015.

If there are changes to the projected future cash flows used in the impairment analyses, especially in Net Yields, or if an anticipated transfer of a vessel from one of our other cruise brands to the Pullmantur fleet does not take place, it is reasonably possible that an impairment charge of Pullmantur's reporting unit’s goodwill and trademarks and trade names may be required. Of these factors, the planned transfer of a vessel to the Pullmantur fleet is most significant to the projected future cash flows. If the transfer does not occur, we will likely fail step one of the the goodwill impairment test and record an impairment loss related to our trademarks and tradenames. We will continue to monitor these intangible assets for potential impairment and perform interim testing of our goodwill, trademark or trade names if deemed necessary. As of March 31, 2015, the carrying amounts of goodwill and trademarks and trade names attributable to our Pullmantur reporting unit were $118.6 million and $166.9 million, respectively.

For a discussion of our critical accounting policies, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report on Form 10-K for the year ended December 31, 2014.

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

•
Onboard and other revenues, which consist primarily of revenues from the sale of goods and/or services onboard our ships not included in passenger ticket prices, cancellation fees, sales of vacation protection insurance and pre- and post-cruise tours. Additionally, revenue related to Pullmantur’s travel agency network, land-based tours and air charter business to third parties are included in Onboard and other revenues through March 31, 2014, the date of the sale of Pullmantur's non-core businesses. Onboard and other revenues include revenues we receive from independent third party concessionaires that pay us a percentage of their revenues in exchange for the right to provide selected goods and/or services onboard our ships as well as revenues received for procurement and management related services we perform on behalf of our unconsolidated affiliates.

Cruise Operating Expenses

Our cruise operating expenses are comprised of the following:

•
Commissions, transportation and other expenses, which consist of those costs directly associated with passenger ticket revenues, including travel agent commissions, air and other transportation expenses, port costs that vary with passenger head counts and related credit card fees;

•
Onboard and other expenses, which consist of the direct costs associated with onboard and other revenues, including the costs of products sold onboard our ships, vacation protection insurance premiums, costs associated with pre- and post-cruise tours and related credit card fees as well as the minimal costs associated with concession revenues, as the costs are mostly incurred by third-party concessionaires and costs incurred for the procurement and management related services we perform on behalf of our unconsolidated affiliates;

•	Payroll and related expenses, which consist of costs for shipboard personnel (costs associated with our shoreside personnel are included in Marketing, selling and administrative expenses);

•Food expenses, which include food costs for both guests and crew;

•	Fuel expenses, which include fuel and related delivery and storage costs, including the financial impact of fuel swap agreements; and

•
Other operating expenses, which consist primarily of operating costs such as repairs and maintenance, port costs that do not vary with passenger head counts, vessel related insurance and entertainment. Additionally, costs associated with Pullmantur’s travel agency network, land-based tours and air charter business to third parties are included in Other operating expenses through March 31, 2014, the date of the sale of Pullmantur's non-core businesses.

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

Adjusted Net Income represents net income excluding certain items that we believe adjusting for is meaningful when assessing our performance on a comparative basis. For the periods presented, these items included restructuring charges, other costs related to our profitability initiatives and the estimated impact of the divested Pullmantur non-core businesses for periods prior to the sale transaction. The estimated impact of the divested Pullmantur non-core businesses was arrived at by adjusting the net income (loss) of these businesses for the ownership percentage we retained, as well as for intercompany transactions that are no longer eliminated in our consolidated statements of comprehensive income (loss) subsequent to the sales transaction.

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

Net Debt-to-Capital is a ratio which represents total long-term debt, including the current portion of long-term debt, less cash and cash equivalents (“Net Debt”) divided by the sum of Net Debt and total shareholders’ equity. We believe Net Debt and Net Debt-to-Capital, along with total long-term debt and shareholders’ equity, are useful measures of our capital structure. A reconciliation of historical Debt-to-Capital to Net Debt-to-Capital is provided below under Results of Operations.

Net Revenues represent total revenues less commissions, transportation and other expenses and onboard and other expenses (each of which is described above under the Description of Certain Line Items heading). For the periods prior to the sale of the Pullmantur non-core businesses, we have presented Net Revenues excluding the estimated impact of these divested businesses.

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

Results of Operations

Summary

Our net income and Adjusted Net Income for the first quarter of 2015 were $45.2 million, or $0.20 per share on a diluted basis, as compared to net income and Adjusted Net Income of $26.5 million and $46.1 million, or $0.12 and $0.21 per share on a diluted basis, respectively, for the first quarter of 2014.

Significant items for the first quarter of 2015 include:

•
An unfavorable effect of changes in foreign currency exchange rates related to our passenger ticket and onboard and other revenue transactions denominated in currencies other than the United States dollar, resulting in a decrease to total revenues of $82.3 million for the quarter ended March 31, 2015 as compared to the same period in 2014.

•
A favorable effect of changes in foreign currency exchange rates related to our cruise operating expenses denominated in currencies other than the United States dollar, resulting in a decrease to cruise operating expenses of $32.4 million for the quarter ended March 31, 2015 as compared to the same period in 2014;

•
A decrease of $35.0 million and $32.2 million to total revenues and cruises operating expenses, respectively, for the quarter ended March 31, 2015 as compared to the same period in 2014 due to Pullmantur's non-core businesses that were sold in 2014;

•
Total revenues, excluding the unfavorable effect of changes in foreign currency exchange rates and the decrease in revenues from the sale of Pullmantur’s non-core businesses discussed above, increased 2.4% for the quarter ended March 31, 2015 as compared to the same period in 2014. The increase was primarily due to a 3.6% increase in capacity, net of the unfavorable impact of the change in our voyage proration, partially offset by a decrease in ticket prices for Caribbean sailings;

•
Total Cruise operating expenses, excluding the favorable effect of changes in foreign currency exchange rates and the decrease in cruise operating expenses from the sale of Pullmantur's non-core businesses discussed above, decreased 1.3% for the quarter ended March 31, 2015 from the corresponding period in 2014. The decrease was primarily due to a decrease in fuel prices, mostly offset by the increase in capacity discussed above, net of the favorable impact of the change in our voyage proration; and

•
As of September 30, 2014, we changed our voyage recognition methodology and recognize passenger ticket revenues, revenues from onboard and other goods and services and all associated cruise operating costs for all of our uncompleted voyages on a pro-rata basis. The effect of the change is a decrease to net income of $32.7 million for the quarter ended March 31, 2015 as compared to the same period in 2014.

Other Items

•
In March 2015, we announced the pending sale of Splendour of the Seas to TUI Cruises GmbH, our 50%-owned joint venture. The sale will be completed for €188 million in April 2016 in order to retain the future revenues to be generated for sailings through that date. After the sale, TUI Cruises GmbH will lease the ship to Thomson Cruises, which will operate the ship. The purchase price will be financed by us under a secured credit agreement to be repaid over 10 years. The resulting term loan will be 50% guaranteed by TUI AG, our joint venture partner, and will be secured by a first mortgage on the ship. Interest will accrue at the rate of 6.25% per annum. We executed certain forward contracts to lock in the sales price of the ship at approximately $213 million. We expect to recognize a gain on the sale, which we do not expect will have a material effect to our consolidated financial statements.

•
In April 2015, we took delivery of Anthem of the Seas. To finance the purchase, we borrowed $742.1 million under a previously committed 12-year unsecured term loan, which is 95% guaranteed by Hermes. See Note 4. Long-Term Debt for further information.

Operating results for the quarter ended March 31, 2015 compared to the same period in 2014 are shown in the following table (in thousands, except per share data):

	Quarter Ended March 31,
	2015		2014
		% of Total Revenues		% of Total Revenues
Passenger ticket revenues	$1,306,779	72.0%	$1,348,203	71.4%
Onboard and other revenues	508,820	28.0%	539,021	28.6%
Total revenues	1,815,599	100.0%	1,887,224	100.0%
Cruise operating expenses:
Commissions, transportation and other	324,418	17.9%	325,865	17.3%
Onboard and other	116,239	6.4%	123,032	6.5%
Payroll and related	211,591	11.7%	210,801	11.2%
Food	119,786	6.6%	118,080	6.3%
Fuel	205,276	11.3%	244,459	13.0%
Other operating	245,307	13.5%	281,743	14.9%
Total cruise operating expenses	1,222,617	67.3%	1,303,980	69.1%
Marketing, selling and administrative expenses	286,832	15.8%	290,307	15.4%
Depreciation and amortization expenses	200,468	11.0%	193,735	10.3%
Restructuring charges	—	—	1,736	0.1%
Operating Income	105,682	5.8%	97,466	5.2%
Other income (expense):
Interest income	3,737	0.2%	3,276	0.2%
Interest expense, net of interest capitalized	(70,159)	(3.9)%	(68,571)	(3.6)%
Other income (expense)	5,970	0.3%	(5,714)	(0.3)%
	(60,452)	(3.3)%	(71,009)	(3.8)%
Net Income	$45,230	2.5%	$26,457	1.4%
Diluted Earnings per Share	$0.20		$0.12

Adjusted Net Income and Adjusted Earnings per Share were calculated as follows (in thousands, except per share data):

	Quarter Ended March 31,
	2015	2014
Adjusted Net Income	$45,230	$46,119
Net income	45,230	26,457
Net Adjustments to Net Income- Increase	$—	$19,662
Adjustments to Net Income:
Restructuring charges	$—	$1,736
Other initiative costs	—	6,913
Estimated impact of divested businesses prior to sales transaction	—	11,013
Net Adjustments to Net Income- Increase	$—	$19,662

Basic:
Earnings per Share	$0.21	$0.12
Adjusted Earnings per Share	$0.21	$0.21

Diluted:
Earnings per Share	$0.20	$0.12
Adjusted Earnings per Share	$0.20	$0.21

Weighted-Average Shares Outstanding:
Basic	219,626	221,295
Diluted	220,842	222,671

Selected statistical information is shown in the following table:

	Quarter Ended March 31,
	2015	2014
Passengers Carried	1,335,518	1,278,234
Passenger Cruise Days	9,214,643	8,853,637
APCD	8,778,945	8,473,250
Occupancy	105.0%	104.5%

Gross Yields and Net Yields were calculated as follows (in thousands, except APCD and Yields):

	Quarter Ended March 31,
	2015	2015 On a Constant Currency Basis	2014
Passenger ticket revenues	$1,306,779	$1,378,845	$1,348,203
Onboard and other revenues	508,820	519,085	539,021
Total revenues	1,815,599	1,897,930	1,887,224
Less:
Commissions, transportation and other	324,418	339,430	325,865
Onboard and other	116,239	119,264	123,032
Net Revenues including divested businesses	1,374,942	1,439,236	1,438,327
Less:
Net Revenues related to divested businesses prior to sales transaction	—	—	35,656
Net Revenues	$1,374,942	$1,439,236	$1,402,671

APCD	8,778,945	8,778,945	8,473,250
Gross Yields	$206.81	$216.19	$222.73
Net Yields	$156.62	$163.94	$165.54

Gross Cruise Costs, Net Cruise Costs and Net Cruise Costs Excluding Fuel were calculated as follows (in thousands, except APCD and costs per APCD):

	Quarter Ended March 31,
	2015	2015 On a Constant Currency Basis	2014
Total cruise operating expenses	$1,222,617	$1,255,029	$1,303,980
Marketing, selling and administrative expenses	286,832	296,331	290,307
Gross Cruise Costs	1,509,449	1,551,360	1,594,287
Less:
Commissions, transportation and other	324,418	339,430	325,865
Onboard and other	116,239	119,264	123,032
Net Cruise Costs including divested businesses	1,068,792	1,092,666	1,145,390
Less:
Net Cruise Costs related to divested businesses prior to sales transaction	—	—	47,854
Other initiative costs included within Marketing, selling and administrative expenses	—	—	5,234
Net Cruise Costs	1,068,792	1,092,666	1,092,302
Less:
Fuel	205,276	206,508	244,459
Net Cruise Costs Excluding Fuel	$863,516	$886,158	$847,843

APCD	8,778,945	8,778,945	8,473,250
Gross Cruise Costs per APCD	$171.94	$176.71	$188.16
Net Cruise Cost per APCD	$121.74	$124.46	$128.91
Net Cruise Costs Excluding Fuel per APCD	$98.36	$100.94	$100.06

Net Debt-to-Capital was calculated as follows (in thousands):

	As of
	March 31,	December 31,
	2015	2014
Long-term debt, net of current portion	$7,470,260	$7,644,318
Current portion of long-term debt	1,089,345	799,630
Total debt	8,559,605	8,443,948
Less: Cash and cash equivalents	229,705	189,241
Net Debt	$8,329,900	$8,254,707
Total shareholders’ equity	$7,973,910	$8,284,359
Total debt	8,559,605	8,443,948
Total debt and shareholders’ equity	$16,533,515	$16,728,307
Debt-to-Capital	51.8%	50.5%
Net Debt	$8,329,900	$8,254,707
Net Debt and shareholders’ equity	$16,303,810	$16,539,066
Net Debt-to-Capital	51.1%	49.9%

2015 Outlook

On April 20, 2015, we announced the following second quarter and full year 2015 guidance based on fuel pricing, interest rates and currency exchange rates at that time:

Full Year 2015

	As Reported	Constant Currency
Net Yields	(0.5%) to (2.0%)	2.5% to 4.0%
Net Cruise Costs per APCD	(5.5%) to (6.5%)	(3.5%) to (4.5%)
Net Cruise Costs per APCD, Excluding Fuel	(2.5%) to (3.5%)	Flat to down (1%)
Capacity Increase	5.5%
Depreciation and Amortization	$830 to $840 million
Interest Expense, net	$260 to $270 million
Fuel Consumption (metric tons)	1,382,000
Fuel Expenses	$834 million
Percent Hedged (fwd consumption)	52%
Impact of 10% change in fuel prices	$22 million
Adjusted Earnings per Share-Diluted	$4.45 to $4.65

Second Quarter 2015

	As Reported	Constant Currency
Net Yields	Approx. (1.5%)	Approx. 3.5%
Net Cruise Costs per APCD	Approx. (3.0%)	Flat to slightly down
Net Cruise Costs per APCD, Excluding Fuel	Approx. 1.0%	Approx. 4.5%
Capacity Increase	5.2%
Depreciation and Amortization	$200 to $210 million
Interest Expense, net	$70 to $80 million
Fuel Consumption (metric tons)	344,000
Fuel Expenses	$213 million
Percent Hedged (fwd consumption)	52%
Impact of 10% change in fuel prices	$7 million
Adjusted Earnings per Share-Diluted	Approx. $0.70

Volatility in foreign currency exchange rates affects the US Dollar value of our earnings. Based on our highest net exposure for each quarter and the full year 2015, the top five foreign currencies are ranked below. For example, the British Pound is the most impactful in all quarters, except in the first quarter of 2015 where it is the fourth most impactful. The first quarter 2015 ranking is based on actual results. Rankings for the remaining quarters are based on estimated net exposures.

Ranking	Q1	Q2	Q3	Q4	FY 2015
1	CAD	GBP	GBP	GBP	GBP
2	AUD	CAD	CNY	AUD	AUD
3	BRL	AUD	EUR	EUR	CAD
4	GBP	EUR	CAD	CAD	BRL
5	MXN	BRL	AUD	SGD	EUR

Quarter Ended March 31, 2015 Compared to Quarter Ended March 31, 2014

In this section, references to 2015 refer to the quarter ended March 31, 2015 and references to 2014 refer to the quarter ended March 31, 2014.

Revenues

Total revenues for 2015 decreased $71.6 million, or 3.8%, to $1.8 billion in 2015 from $1.9 billion in 2014.

Passenger ticket revenues comprised 72.0% of our 2015 total revenues. Passenger ticket revenues decreased by $41.4 million, or 3.1%. The decrease was primarily due to:

•
the unfavorable effect of changes in foreign currency exchange rates related to our passenger ticket revenue transactions denominated in currencies other than the United States dollar of approximately $72.1 million; and

•	a decrease of $18.0 million in ticket prices primarily due to the promotional environment for Caribbean sailings.

The decrease was partially offset by a 3.6% increase in capacity, which increased Passenger ticket revenues by $48.6 million, net of the unfavorable impact of the change in our voyage proration. The increase in capacity was primarily due to the addition of Quantum of the Seas, which entered service in October 2014.

The remaining 28.0% of 2015 total revenues was comprised of Onboard and other revenues, which decreased $30.2 million, or 5.6%, to $508.8 million in 2015 from $539.0 million in 2014. The decrease in Onboard and other revenues was primarily due to:

•	a $35.0 million decrease in revenues related to Pullmantur's non-core businesses that were sold in 2014; and

•
the unfavorable effect of changes in foreign currency exchange rates related to our onboard and other revenue transactions denominated in currencies other than the United States dollar of approximately $10.3 million.

The decrease was partially offset by a $17.6 million increase attributable to the 3.6% increase in capacity noted above, net of the unfavorable impact of the change in our voyage proration.

Onboard and other revenues included concession revenues of $73.0 million in 2015 and $77.3 million in 2014.

Cruise Operating Expenses

Total cruise operating expenses decreased $81.4 million, or 6.2%, to $1.2 billion in 2015 from $1.3 billion in 2014. The decrease was primarily due to:

•
a $46.8 million decrease in fuel expense, excluding the impact of the increase in capacity and the favorable effect of changes in foreign currency exchange rates. The price of fuel (net of the financial impact of fuel swap agreements) for 2015 decreased 16.3% per metric ton;

•	a $32.2 million decrease in expenses related to Pullmantur's non-core businesses that were sold in 2014 as noted above; and

•
the favorable effect of changes in foreign currency exchange rates related to our cruise operating expenses denominated in currencies other than the United States dollar of approximately $32.4 million.

The decrease was partially offset by a $45.4 million increase attributable to the 3.6% increase in capacity noted above, net of the favorable impact of the change in our voyage proration.

Marketing, Selling and Administrative Expenses

Marketing, selling and administrative expenses for 2015 decreased $3.5 million, or 1.2%, to $286.8 million in 2015 from $290.3 million for the same period in 2014. The decrease was primarily due to the sale of Pullmantur's non-core businesses in 2014 as noted above, mostly offset by an increase in payroll and benefits.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for 2015 increased $6.7 million, or 3.5%, to $200.5 million from $193.7 million in 2014. The increase was primarily due to the addition of Quantum of the Seas into our fleet and the acquisition of the Brilliance of the Seas, which was previously under lease, partially offset by the removal of Celebrity Century from our fleet due to its sale in September 2014.

Restructuring Charges

We incurred restructuring charges of approximately $1.7 million in 2014, which did not recur in 2015.

Other Income (Expense)

Other income in 2015 was $6.0 million compared to Other expense of $5.7 million in 2014. The increase in income of $11.7 million was primarily due to an increase in income of $4.2 million from our equity method investments and a decrease in income tax expense of $3.3 million.

Net Yields

Net Yields decreased 5.4% in 2015 compared to 2014 primarily due to the unfavorable effect of changes in foreign currency exchange rates related to our passenger ticket revenue transactions denominated in currencies other than the United States dollar noted above. Net Yields decreased 1.0% in 2015 compared to 2014 on a Constant Currency basis primarily due to the change in our voyage proration.

Net Cruise Costs

Net Cruise Costs decreased 2.2% in 2015 compared to 2014 primarily due to the decrease in fuel expense and the favorable effect of changes in foreign currency exchange rates related to our cruise operating expenses denominated in currencies other than the United States dollar partially offset by an increase in capacity. Net Cruise Costs per APCD decreased 5.6% in 2015 compared to 2014. Net Cruise Costs per APCD on a Constant Currency basis decreased 3.5% in 2015 compared to 2014.

Net Cruise Costs Excluding Fuel

Net Cruise Costs Excluding Fuel per APCD decreased 1.7% in 2015 compared to 2014. Net Cruise Costs Excluding Fuel per APCD on a Constant Currency basis remained consistent compared to 2014.

Other Comprehensive Loss

Loss on cash flow derivative hedges

Loss on cash flow derivative hedges in 2015 was $260.9 million compared to $52.9 million in 2014. The change of $208.0 million was primarily due to a decrease in the forward rates of the Euro and fuel during 2015 compared to an increase in those forward rates during 2014.

Future Application of Accounting Standards

Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements for further information on Recent Accounting Pronouncements.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash flow generated from operations provides us with a significant source of liquidity. Net cash provided by operating activities increased $110.6 million to $426.4 million for the first three months of 2015 compared to $315.8 million for the same period in 2014. The change in cash provided by operating activities was primarily attributable to the timing of proceeds from accounts receivable and payments to vendors in 2015 as compared to 2014.
Net cash used in investing activities was $399.6 million for the first three months of 2015 compared to $197.4 million for the same period in 2014. During the first three months of 2015, our use of cash was primarily related to capital expenditures of 304.6 million, up from 177.8 million for the same period in 2014. In addition, during 2015 we paid $45.2 million on settlements on our foreign currency forward contracts, compared to proceeds of $4.2 million during 2014. The increase in cash used in investing activities was also due to investments in unconsolidated affiliates during 2015 of $54.3 million compared to $34.3 million in 2014.
Net cash provided in financing activities was $19.7 million for the first three months of 2015 compared to net cash used in financing activities of $107.5 million for the same period in 2014. This change was primarily due to a decrease of $1.1 billion in repayments of debt, partially offset by an $810.2 million decrease in debt proceeds, an increase of dividends paid of $55.5 million and a $42.0 million decrease in the proceeds from the exercise of common stock options. The decrease in repayments of debt and proceeds from issuance of debt was primarily due to the payment at maturity of our €745.0 million 5.625% unsecured senior notes with proceeds from our revolving credit facilities and drawing in full on our $380.0 million unsecured term loan facility during the first three months of 2014.
Future Capital Commitments

Capital Expenditures

As of March 31, 2015, our brands, including our 50% joint venture, TUI Cruises, have nine ships on order. The expected dates that our ships on order will enter service and their approximate berths are as follows:

Ship	Expected to Enter Service	Approximate Berths
Royal Caribbean International —
Quantum-class:
Anthem of the Seas (1)	2nd Quarter 2015	4,150
Ovation of the Seas	2nd Quarter 2016	4,150
Oasis-class:
Harmony of the Seas	2nd Quarter 2016	5,450
Unnamed	2nd Quarter 2018	5,450
Celebrity Cruises — Project Edge
Unnamed	4th Quarter 2018	2,900
Unnamed	1st Half 2020	2,900
TUI Cruises (50% joint venture)
Mein Schiff 4	2nd Quarter 2015	2,500
Mein Schiff 5	2nd Quarter 2016	2,500
Mein Schiff 6	2nd Quarter 2017	2,500
	Total Berths	32,500

(1) Anthem of the Seas was delivered in April 2015.

Our future capital commitments consist primarily of new ship orders. As of March 31, 2015, we had two Quantum-class ships and two Oasis-class ships on order for our Royal Caribbean International brand with an aggregate capacity of approximately 19,200 berths. In February 2015, we reached conditional agreements with STX France to build two ships of a new generation of Celebrity Cruises ships, known as "Project Edge." The agreement is subject to certain conditions to effectiveness expected to occur later this year. The ships will each have a capacity of approximately 2,900 berths.

As of March 31, 2015, the aggregate cost of our ships on order, not including the "Project Edge" ships and the TUI Cruises' ships on order, was approximately $4.9 billion, of which we had deposited $554.2 million as of such date. Approximately 25.1% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at March 31, 2015. (See Note 6. Commitments and Contingencies and Note 9. Fair Value Measurements and Derivative Instruments to our consolidated financial statements under Item 1. Financial Statements).

As of March 31, 2015, we anticipate overall full year capital expenditures will be approximately $1.6 billion for 2015, $2.3 billion for 2016, $0.4 billion for 2017, $2.2 billion for 2018 and $0.4 billion for 2019.

Contractual Obligations

As of March 31, 2015, our contractual obligations were as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Operating Activities:
Operating lease obligations(1)	$195,816	$20,230	$32,028	$20,322	$123,236
Interest on long-term debt(2)	1,095,228	237,496	329,139	202,805	325,788
Other(3)	823,632	181,454	325,928	193,042	123,208
Investing Activities:	0
Ship purchase obligations(4)	3,127,419	742,986	1,535,512	848,921	—
Other(5)	32,226	32,226	—	—	—
Financing Activities:	0
Long-term debt obligations(6)	8,502,921	1,079,406	2,707,395	2,229,042	2,487,078
Capital lease obligations(7)	56,684	9,939	14,376	6,892	25,477
Other(8)	85,900	25,505	36,058	17,894	6,443
Total	$13,919,826	$2,329,242	$4,980,436	$3,518,918	$3,091,230

(1)         We are obligated under noncancelable operating leases primarily for offices, warehouses and motor vehicles. Amounts represent contractual obligations with initial terms in excess of one year.
(2)         Long-term debt obligations mature at various dates through fiscal year 2027 and bear interest at fixed and variable rates. Interest on variable-rate debt is calculated based on forecasted debt balances, including interest swapped using the applicable rate at March 31, 2015. Debt denominated in other currencies is calculated based on the applicable exchange rate at March 31, 2015.
(3)         Amounts primarily represent future commitments with remaining terms in excess of one year to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts.
(4)         Amounts do not include the conditional agreements with STX France for the "Project Edge" ships.
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

Off-Balance Sheet Arrangements

We and TUI AG have each guaranteed repayment of 50% of an €180.0 million amortizing bank loan provided to TUI Cruises which is due 2016. As of March 31, 2015, €112.5 million, or approximately $120.8 million based on the exchange rate at March 31, 2015, remains outstanding. Based on current facts and circumstances, we do not believe potential obligations under this guarantee are probable.

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

Funding Needs and Sources

We have significant contractual obligations of which our debt service obligations and the capital expenditures associated with our ship purchases represent our largest funding needs. As of March 31, 2015, we have approximately $2.3 billion in contractual obligations due through March 31, 2016 of which approximately $1.1 billion relates to debt maturities, $743.0 million relates to the acquisition of Anthem of the Seas along with progress payments on our other ship purchases and $237.5 million relates to interest on long-term debt. We have historically relied on a combination of cash flows provided by operations, drawdowns under our available credit facilities, the incurrence of additional debt and/or the refinancing of our existing debt and the issuance of additional shares of equity securities to fund these obligations.

As of March 31, 2015, we had on order two Quantum-class ships and two Oasis-class ships each of which has committed unsecured bank financing arrangements which include sovereign financing guarantees.

We had a working capital deficit of $3.4 billion as of March 31, 2015 as compared to a working capital deficit of $3.0 billion as of December 31, 2014. Included within our working capital deficit is $1.1 billion and $799.6 million of current portion of long-term debt, including capital leases, as of March 31, 2015 and December 31, 2014, respectively. The increase in working capital deficit was primarily due to the increase in current maturities of long-term debt. Similar to others in our industry, we operate with a substantial working capital deficit. This deficit is mainly attributable to the fact that, under our business model, a vast majority of our passenger ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts remain a current liability until the sailing date. The cash generated from these advance receipts is used interchangeably with cash on hand from other sources, such as our revolving credit facilities and other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future sailing or otherwise, pay down our revolving credit facilities, invest in long term investments or any other use of cash. In addition, we have a relatively low-level of accounts receivable and rapid turnover results in a limited investment in inventories. We generate substantial cash flows from operations and our business model, along with our unsecured revolving credit facilities, has historically allowed us to maintain this working capital deficit and still meet our operating, investing and financing needs. We expect that we will continue to have working capital deficits in the future.

As of March 31, 2015, we had liquidity of $816.8 million, consisting of approximately $229.7 million in cash and cash equivalents and $587.1 million available under our unsecured credit facilities. We anticipate that our cash flows from operations and our current financing arrangements, as described above, will be adequate to meet our capital expenditures and debt repayments over the next twelve-month period.

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

Debt Covenants

Certain of our financing agreements contain covenants that require us, among other things, to maintain minimum net worth of at least $6.3 billion, a fixed charge coverage ratio of at least 1.25x and limit our net debt-to-capital ratio to no more than 62.5%. The fixed charge coverage ratio is calculated by dividing net cash from operations for the past four quarters by the sum of dividend payments plus scheduled principal debt payments in excess of any new financings for the past four quarters. Our minimum net worth and maximum net debt-to-capital calculations exclude the impact of Accumulated other comprehensive loss on Total shareholders’ equity. We are well in excess of all debt covenant requirements as of March 31, 2015. The specific covenants and related definitions can be found in the applicable debt agreements, the majority of which have been previously filed with the Securities and Exchange Commission (“SEC”).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of our market risks, refer to Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant developments or material changes since the date of our Annual Report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2014, a class action complaint was filed in June 2011 against Royal Caribbean Cruises Ltd. in the United States District Court for the Southern District of Florida on behalf of a purported class of stateroom attendants employed onboard Royal Caribbean International cruise vessels. The complaint alleged that the stateroom attendants were required to pay other crew members to help with their duties and that certain stateroom attendants were required to work back of house assignments without the ability to earn gratuities, in each case in violation of the U.S. Seaman’s Wage Act. In May 2012, the district court granted our motion to dismiss the complaint on the basis that the applicable collective bargaining agreement requires any such claims to be arbitrated. The United States Court of Appeals, 11th Circuit, affirmed the district court’s dismissal and denied the plaintiffs’ petition for re-hearing and re-hearing en banc. In October 2014, the United States Supreme Court denied the plaintiffs’ request to review the order compelling arbitration. Subsequently, approximately 575 crew members submitted demands for arbitration. The demands make substantially the same allegations as in the federal court complaint and are similarly seeking damages, wage penalties and interest in an indeterminate amount. Unlike the federal court complaint, the demands for arbitration are being brought individually by each of the crew members and not on behalf of a purported class of stateroom attendants. At this time, we are unable to estimate the possible impact of this matter on us. However, we believe the underlying claims made against us are without merit, and we intend to vigorously defend ourselves against them.

We are routinely involved in other claims typical within the cruise vacation industry. The majority of these claims are covered by insurance. We believe the outcome of such claims, net of expected insurance recoveries, will not have a material adverse impact on our financial condition or results of operations and cash flows.

Item 1A. Risk Factors

The risk factors that affect our business and financial results are discussed in “Item 1A. Risk Factors” in the 2014 Annual Report on Form 10-K and there has been no material change to these risk factors since previously disclosed. We wish to caution the reader that the risk factors discussed in “Item 1A. Risk Factors” in our 2014 Annual Report on Form 10-K, and those described elsewhere in this report or other SEC filings, could cause future results to differ materially from those stated in any forward-looking statements.

Item 6. Exhibits

10.1
Novation Agreement, dated as of January 30, 2015, between Frosaitomi Finance Ltd., Royal Caribbean Cruises Ltd., Citibank International Limited, Citicorp Trustee Company Limited, Citibank N.A., London branch, and the banks and financial institutions as lender parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on February 5, 2015).

10.2	Employment Agreement dated February 27, 2015 between the Company and Michael W. Bayley*

10.3
Form of First Amendment dated as of February 6, 2015 to Employment agreement (entered into between the Company and each of Messrs. Fain, Goldstein, Kulovaara and Liberty) (incorporated by reference to Exhibit 10.33 to the Company's 2014 Annual Report of Form 10-K).

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1
Certifications of the Chairman and Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code**

*	Filed herewith
**	Furnished herewith

Interactive Data File

101                          The following financial statements from Royal Caribbean Cruises Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, as filed with the SEC on April 23, 2015, formatted in XBRL, as follows:

(i)                     the Consolidated Statements of Comprehensive Income (Loss) for the quarter ended March 31, 2015 and 2014;

(ii)	the Consolidated Balance Sheets at March 31, 2015 and December 31, 2014;

(iii)                the Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and

(iv)                  the Notes to the Consolidated Financial Statements, tagged in summary and detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL CARIBBEAN CRUISES LTD.
(Registrant)

/s/ JASON T. LIBERTY
Jason T. Liberty
Chief Financial Officer
April 23, 2015	(Principal Financial Officer and duly authorized signatory)