Form 10-Q
period 2015-06-30
ROYAL CARIBBEAN CRUISES LTD
filed 2015-07-31
CIK 884887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

There were 219,943,662 shares of common stock outstanding as of July 24, 2015.

ROYAL CARIBBEAN CRUISES LTD.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in thousands, except per share data)

	Quarter Ended June 30,
	2015	2014
Passenger ticket revenues	$1,507,468	$1,455,099
Onboard and other revenues	550,854	524,944
Total revenues	2,058,322	1,980,043
Cruise operating expenses:
Commissions, transportation and other	355,835	346,180
Onboard and other	147,105	150,606
Payroll and related	218,570	209,171
Food	119,407	119,184
Fuel	202,565	242,804
Other operating	272,927	262,729
Total cruise operating expenses	1,316,409	1,330,674
Marketing, selling and administrative expenses	274,148	260,988
Depreciation and amortization expenses	206,468	192,880
Restructuring charges	—	(86)
Operating Income	261,297	195,587
Other income (expense):
Interest income	2,772	2,630
Interest expense, net of interest capitalized	(76,620)	(65,260)
Other (expense) income	(2,482)	4,716
	(76,330)	(57,914)
Net Income	$184,967	$137,673
Earnings per Share:
Basic	$0.84	$0.62
Diluted	$0.84	$0.62
Weighted-Average Shares Outstanding:
Basic	219,913	222,189
Diluted	220,902	223,381
Comprehensive Income
Net Income	$184,967	$137,673
Other comprehensive income (loss):
Foreign currency translation adjustments	11,741	(1,833)
Change in defined benefit plans	3,742	(2,054)
Gain (loss) on cash flow derivative hedges	202,473	(20,638)
Total other comprehensive income (loss)	217,956	(24,525)
Comprehensive Income	$402,923	$113,148

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in thousands, except per share data)

	Six Months Ended June 30,
	2015	2014
Passenger ticket revenues	$2,814,247	$2,803,302
Onboard and other revenues	1,059,674	1,063,965
Total revenues	3,873,921	3,867,267
Cruise operating expenses:
Commissions, transportation and other	680,253	672,045
Onboard and other	263,344	273,638
Payroll and related	430,161	419,972
Food	239,193	237,264
Fuel	407,841	487,263
Other operating	518,234	544,472
Total cruise operating expenses	2,539,026	2,634,654
Marketing, selling and administrative expenses	560,980	551,295
Depreciation and amortization expenses	406,936	386,615
Restructuring charges	—	1,650
Operating Income	366,979	293,053
Other income (expense):
Interest income	6,509	5,906
Interest expense, net of interest capitalized	(146,779)	(133,831)
Other income (expense)	3,488	(998)
	(136,782)	(128,923)
Net Income	$230,197	$164,130
Earnings per Share:
Basic	$1.05	$0.74
Diluted	$1.04	$0.74
Weighted-Average Shares Outstanding:
Basic	219,770	221,745
Diluted	220,886	223,055
Comprehensive Income
Net Income	$230,197	$164,130
Other comprehensive (loss) income:
Foreign currency translation adjustments	(19,803)	637
Change in defined benefit plans	2,249	(4,085)
Loss on cash flow derivative hedges	(58,476)	(73,553)
Total other comprehensive loss	(76,030)	(77,001)
Comprehensive Income	$154,167	$87,129

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of
	June 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$159,360	$189,241
Trade and other receivables, net	212,454	261,392
Inventories	140,228	123,490
Prepaid expenses and other assets	292,431	226,960
Derivative financial instruments	108,918	—
Total current assets	913,391	801,083
Property and equipment, net	18,890,338	18,193,627
Goodwill	409,836	420,542
Other assets	1,181,629	1,297,938
	$21,395,194	$20,713,190
Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$1,188,576	$799,630
Accounts payable	343,981	331,505
Accrued interest	54,072	49,074
Accrued expenses and other liabilities	519,080	635,138
Derivative financial instruments	468,614	266,986
Customer deposits	2,217,215	1,766,914
Total current liabilities	4,791,538	3,849,247
Long-term debt	7,592,330	7,644,318
Other long-term liabilities	691,086	935,266
Commitments and contingencies (Note 6)
Shareholders’ equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 233,733,457 and 233,106,019 shares issued, June 30, 2015 and December 31, 2014, respectively)	2,337	2,331
Paid-in capital	3,267,189	3,253,552
Retained earnings	6,673,516	6,575,248
Accumulated other comprehensive loss	(973,024)	(896,994)
Treasury stock (13,808,683 common shares at cost, June 30, 2015 and December 31, 2014)	(649,778)	(649,778)
Total shareholders’ equity	8,320,240	8,284,359
	$21,395,194	$20,713,190
.

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2015	2014
Operating Activities
Net income	$230,197	$164,130
Adjustments:
Depreciation and amortization	406,936	386,615
Net deferred income tax expense	2,534	2,934
Loss (gain) on derivative instruments not designated as hedges	16,902	(10,841)
Changes in operating assets and liabilities:
Decrease in trade and other receivables, net	54,272	15,903
(Increase) decrease in inventories	(17,523)	7,777
Increase in prepaid expenses and other assets	(58,722)	(35,799)
Increase (decrease) in accounts payable	14,668	(41,228)
Increase (decrease) in accrued interest	4,998	(59,019)
(Decrease) increase in accrued expenses and other liabilities	(39,474)	45,730
Increase in customer deposits	405,752	388,693
Other, net	19,805	16,034
Net cash provided by operating activities	1,040,345	880,929
Investing Activities
Purchases of property and equipment	(1,151,616)	(342,472)
Cash (paid) received on settlement of derivative financial instruments	(118,521)	18,096
Investments in and loans to unconsolidated affiliates	(54,250)	(68,885)
Cash received on loans to unconsolidated affiliates	120,297	66,138
Other, net	(12,482)	1,280
Net cash used in investing activities	(1,216,572)	(325,843)
Financing Activities
Debt proceeds	2,376,001	1,846,200
Debt issuance costs	(41,171)	(33,627)
Repayments of debt	(1,992,232)	(2,334,396)
Dividends paid	(197,718)	(131,857)
Proceeds from exercise of common stock options	5,067	54,938
Cash received on settlement of derivative financial instruments	—	22,835
Other, net	1,156	941
Net cash provided by (used in) financing activities	151,103	(574,966)
Effect of exchange rate changes on cash	(4,757)	455
Net decrease in cash and cash equivalents	(29,881)	(19,425)
Cash and cash equivalents at beginning of period	189,241	204,687
Cash and cash equivalents at end of period	$159,360	$185,262
Supplemental Disclosure
Cash paid during the period for:
Interest, net of amount capitalized	$120,089	$173,470

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

All significant intercompany accounts and transactions are eliminated in consolidation. We consolidate entities over which we have control, usually evidenced by a direct ownership interest of greater than 50%, and variable interest entities where we are determined to be the primary beneficiary. See Note 5. Goodwill and Other Assets for further information regarding our variable interest entities. For affiliates we do not control but over which we have significant influence on financial and operating policies, usually evidenced by a direct ownership interest from 20% to 50%, the investment is accounted for using the equity method. We consolidate the operating results of Pullmantur and CDF Croisières de France on a two-month lag to allow for more timely preparation of our consolidated financial statements. No material events or other transactions affecting Pullmantur or CDF Croisières de France have occurred during the two-month lag period of May and June 2015 that would require further disclosure or adjustment to our consolidated financial statements as of and for the quarter ended June 30, 2015.

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

Recent Accounting Pronouncements

In May 2014, amended GAAP guidance was issued to clarify the principles used to recognize revenue for all entities. The guidance is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not comprehensively addressed in the prior accounting guidance. This guidance must be applied using one of two retrospective application methods. This guidance as currently stated will be effective for our interim and annual reporting periods beginning after December 15, 2016. However, in July 2015, the FASB voted to delay the effective date for interim and annual reporting periods beginning after December 15, 2017 with early adoption permissible one year earlier; updated guidance to reflect this vote is expected by the end of the third quarter of 2015. We are currently evaluating the impact, if any, of the adoption of this newly issued guidance to our consolidated financial statements.

In August 2014, GAAP guidance was issued requiring management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. This guidance will be effective for our annual reporting period ending after December 15, 2016 and for annual periods and interim periods thereafter. Early adoption is permitted. The adoption of this newly issued guidance is not expected to have an impact to our consolidated financial statements.

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

In April 2015, amended GAAP guidance was issued simplifying the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by these amendments. This guidance should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The guidance will be effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The adoption of this newly issued guidance is not expected to have an impact to our consolidated financial statements, with the exception of reclassifying debt issuance costs from Other assets to be reflected as a reduction of our current and long-term liabilities.

In April 2015, amended GAAP guidance was issued to provide a practical expedient for the measurement date of an employer's defined benefit obligation and plan assets. The guidance provides a practical expedient for entities with a fiscal year-end that does not coincide with a month-end and for contributions or significant events that occur between the month-end date and an entity's fiscal year end. The guidance will be effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Earlier application is permitted. The adoption of this newly issued guidance is not expected to have an impact to our consolidated financial statements.
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

In July 2015, amended GAAP guidance was issued to simplify the measurement of inventory for all entities. The amendments apply to all inventory that is measured using first-in, first-out or average cost. The guidance requires an entity to measure inventory at the lower of cost and net realizable value. The guidance must be applied prospectively and will be effective for our interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted as of the beginning of an interim or annual reporting period. The adoption of this newly issued guidance is not expected to have a material impact to our consolidated financial statements.
Other

Revenues and expenses include port costs that vary with guest head counts. The amounts of such port costs included in Passenger ticket revenues on a gross basis were $141.7 million and $137.7 million for the second quarters of 2015 and 2014, respectively, and $268.8 million and $261.8 million for the six months ended June 30, 2015 and 2014, respectively.

Reclassifications

On January 1, 2015, we adopted ASC 853, Service Concession Arrangements ("ASC 853"), using the modified retrospective approach. Due to the adoption of ASC 853, $41.9 million has been reclassified in the consolidated balance sheet, as of December 31, 2014, from Property and equipment, net to Other assets in order to conform to the current year presentation. The adoption of this guidance did not have a material impact to our consolidated financial statements as of and for the quarter and six months ended June 30, 2015.

For the six months ended June 30, 2014, $2.9 million has been reclassified in the consolidated statements of cash flows from Other, net to Net deferred income tax expense within Net cash provided by operating activities in order to conform to the current year presentation.

Note 3. Earnings Per Share

A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income for basic and diluted earnings per share	$184,967	$137,673	$230,197	$164,130
Weighted-average common shares outstanding	219,913	222,189	219,770	221,745
Dilutive effect of stock options, performance share awards and restricted stock awards	989	1,192	1,116	1,310
Diluted weighted-average shares outstanding	220,902	223,381	220,886	223,055
Basic earnings per share	$0.84	$0.62	$1.05	$0.74
Diluted earnings per share	$0.84	$0.62	$1.04	$0.74

There were no antidilutive shares for the quarters and six month periods ended June 30, 2015 and June 30, 2014, respectively.

Note 4. Long-Term Debt

In April 2015, we took delivery of Anthem of the Seas. To finance the purchase, we borrowed $742.1 million under a previously committed unsecured term loan which is 95% guaranteed by Euler Hermes Deutschland AG ("Hermes"), the official export credit agency of Germany. The loan amortizes semi-annually over 12 years and bears interest at LIBOR plus a margin of 1.30%, currently totaling 1.71%. During 2012, we entered into forward-starting interest rate swap agreements for $725.0 million of the loan which effectively converted the floating rate available to us per the credit agreement to a fixed rate on this portion of the loan, including the applicable margin, of 3.86% effective April 2015 through the remaining term of the loan. See Note 9. Fair Value Measurements and Derivative Instruments for further information regarding these agreements.

In June 2015, we amended and restated our $1.1 billion unsecured revolving credit facility due July 2016. The amendment reduced the applicable margin and facility fee and extended the termination date to June 2020. The applicable margin and facility fee vary with our debt rating and were 1.50% and 0.25%, respectively, as of June 30, 2015. We have the ability to increase the capacity of the amended facility by an additional $300 million, subject to the receipt of additional or increased lender commitments, and to extend the termination date by up to two years, subject to lender consent. Additionally in July 2015, we amended our $1.2 billion unsecured revolving credit facility due August 2018 to reduce pricing in line with the amended pricing of the $1.1 billion unsecured revolving credit facility. These amendments did not result in the extinguishment of debt.

In July 2015, we also amended our $380.0 million, €365.0 million, $290.0 million and $65.0 million unsecured term loans due at various dates from 2016 through 2019 to reduce the applicable margins, which is now 1.75% for each loan based on our current debt rating. The termination date of the $290 million unsecured term loan was extended from February 2016 to February 2018. None of these amendments resulted in the extinguishment of debt.

Note 5. Goodwill and Other Assets

As of June 30, 2015, the carrying amounts of goodwill and trademarks and trade names attributable to our Pullmantur reporting unit were $123.0 million and $173.1 million, respectively. Pullmantur is a brand targeted primarily at the Spanish, Portuguese and Latin American markets. The persistent economic instability in these markets has resulted in changes to our operating strategy for this brand since its acquisition. This has created significant uncertainty in forecasting operating results and future cash flows used in our impairment analyses. Most recently, during the first half of 2015, consumer confidence and discretionary spending in Latin America were negatively impacted by slower growing economies and current expectations point to continued weakness through the end of 2015. We continue to monitor economic events in these markets for their potential impact on Pullmantur’s business and valuation.

During the quarter ended June 30, 2015, due to weakness in Latin America and its currencies as well as the opportunity to optimize deployment of our vessels, we made a strategic decision to defer the scheduled transfer of a vessel from one of our other cruise brands to the Pullmantur fleet. As a result of the deferral, we performed an interim impairment evaluation of Pullmantur's goodwill and trademarks and trade names and determined that the fair value of Pullmantur's reporting unit exceeded its carrying value by approximately 25% and the fair value of Pullmantur's trademarks and trade names exceeded its carrying value by approximately 3%, resulting in no impairment in Pullmantur's goodwill and trademarks and trade names as of June 30, 2015.

We estimated the fair value of the Pullmantur reporting unit using a probability-weighted discounted cash flow model. The estimation of future cash flows requires our significant judgment when making assumptions of expected revenues, operating costs, marketing, selling and administrative expenses, interest rates, ship additions and retirements as well as assumptions regarding the cruise vacation industry’s competitive environment and general and economic business conditions, among other factors. Of these assumptions, the planned transfer of a vessel to the Pullmantur fleet is most significant to these projected cash flows. If the transfer does not occur, we will likely fail step one of the goodwill impairment test and record an impairment loss related to our trademarks and trade names. In addition, if there are other unfavorable changes to the projected future cash flows used in the impairment analyses, it is reasonably possible that an impairment charge of Pullmantur's reporting unit’s goodwill and trademarks and trade names may be required.

We continue to monitor these intangible assets for potential impairment and will perform interim testing of our goodwill, trademark or trade names, if deemed necessary, prior to our annual impairment evaluation to be performed during the fourth quarter of 2015.

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

We have determined that TUI Cruises GmbH, our 50%-owned joint venture, which operates the brand TUI Cruises, is a VIE. As of June 30, 2015 and December 31, 2014, our investment, including equity and loans, in TUI Cruises was approximately $294.4 million and $370.1 million, respectively. As of June 30, 2015, this amount was included within Other assets in our consolidated balance sheets. In addition, we and TUI AG, our joint venture partner, have each guaranteed the repayment of 50% of a bank loan originally borrowed by TUI Cruises in 2011 and refinanced in May 2015. In connection with the refinancing, the principal amount of the loan was increased by €40.0 million, resulting in an outstanding principal amount of €148.0 million as of June 30, 2015, or approximately $164.9 million based on the exchange rate at June 30, 2015. In addition the maturity date was extended from May 2016 to May 2022. Notwithstanding this, the lenders have agreed to release each shareholder's guarantee in 2018. The loan continues to amortize quarterly and to be secured by first mortgages on the Mein Schiff 1 and Mein Schiff 2 vessels. Based on current facts and circumstances, we do not believe potential obligations under our guarantee of this bank loan are probable.

The €40 million of additional proceeds received by TUI Cruises in connection with the refinancing of the bank loan discussed above were used during the second quarter of 2015 to repay in full the outstanding balance of the debt facility we originally provided to TUI Cruises in 2011 in connection with our sale of Celebrity Mercury.

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

As of June 30, 2015, TUI Cruises has four newbuild ships on order with Meyer Turku scheduled to be delivered in each of 2016, 2017, 2018 and 2019. TUI Cruises has in place commitments for the financing of up to 80% of the contract price of each ship on order. The remaining portion of the contract price of the ships will be funded with a €150.0 million bank facility and TUI Cruises’ cash flows from operations. The various ship construction and credit agreements include certain restrictions on each of our and TUI AG’s ability to reduce our current ownership interest in TUI Cruises below 37.55% through 2021.

In March 2015, we announced the pending sale of Splendour of the Seas to TUI Cruises. The sale for €188.0 million is scheduled to be completed in April 2016 in order to retain the future revenues to be generated for sailings through that date. After the sale, TUI Cruises will lease the ship to Thomson Cruises, which will operate the ship. The purchase price will be financed by us under a secured credit agreement to be repaid over 10 years. The resulting term loan will be 50% guaranteed by TUI AG and will be secured by a first mortgage on the ship. Interest will accrue at the rate of 6.25% per annum. We executed certain forward contracts to lock in the sales price of the ship at approximately $213 million. We expect to recognize a gain on the sale, which we do not expect will have a material effect to our consolidated financial statements.

We have determined that Grand Bahama Shipyard Ltd. (“Grand Bahama”), a ship repair and maintenance facility in which we have a 40% noncontrolling interest, is a VIE. The facility serves cruise and cargo ships, oil and gas tankers and offshore units.  We utilize this facility, among other ship repair facilities, for our regularly scheduled drydocks and certain emergency repairs as may be required. We have determined that we are not the primary beneficiary of this facility as we do not have the power to direct the activities that most significantly impact the facility’s economic performance. Accordingly, we do not consolidate this entity and we account for this investment under the equity method of accounting. As of June 30, 2015, the net book value of our investment in Grand Bahama was approximately $55.0 million, consisting of $12.0 million in equity and $43.0 million in loans. As of December 31, 2014, the net book value of our investment in Grand Bahama was approximately $53.8 million, consisting of $7.7 million in equity and $46.1 million in loans. These amounts represent our maximum exposure to loss. During the six months ended June 30, 2015 and June 30, 2014, we received approximately $3.1 million and $3.4 million, respectively, in principal and interest payments related to a loan that is in accrual status from Grand Bahama, which was paid in full during the quarter ended June 30, 2015. The remaining amount of our loan to Grand Bahama is in non-accrual status and is included within Other assets in our consolidated balance sheets. We monitor credit risk associated with this loan through our participation on Grand Bahama’s board of directors along with our review of Grand Bahama’s financial statements and projected cash flows. Based on this review, we believe the risk of loss associated with the outstanding loan is not probable as of June 30, 2015.

We have determined that Skysea Holding, in which we have a 35% noncontrolling interest, is a VIE for which we are not the primary beneficiary, as we do not have the power to direct the activities that most significantly impact the entity's economic performance. Accordingly, we do not consolidate this entity and we account for this investment under the equity method of accounting. In addition, we and Ctrip.com International Ltd, which also owns 35% of Skysea Holding, each provided a debt facility to a wholly owned subsidiary of Skysea Holding in the amount of $80.0 million. Interest under these facilities, which mature in January 2030, initially accrues at a rate of 3.0% per annum with an increase of at least 0.5% every two years through maturity. The facilities, which are pari passu to each other, are each 100% guaranteed by Skysea Holding and are secured by a first priority mortgage on the ship, Golden Era, formerly known as Celebrity Century, which we sold to a wholly owned subsidiary of Skysea Holding in September 2014. As of June 30, 2015 and December 31, 2014, our investment in Skysea Holding and its subsidiaries, including equity and loans, was approximately $104.8 million and $106.3 million, respectively. This amount was included within Other assets in our consolidated balance sheets. Our investment amount is substantially our maximum exposure to loss. During the quarter ended June 30, 2015, Skysea Holding and its subsidiaries commenced operations through the brand SkySea Cruises.

We have determined that both Nautalia Viajes, S.L. ("Nautalia"), a small travel agency network, and Global Tour Operación, S.L. ("Global Tour"), a small tour operations business, in which we have a 19% noncontrolling interest, are VIEs. We have determined that we are not the primary beneficiary of these entities as we do not have the power to direct the activities that most significantly impact the entities' economic performance. Accordingly, we do not consolidate these entities and we account for these investments under the equity method of accounting. As of June 30, 2015 and December 31, 2014, the impact of these entities was not material to our consolidated financial statements.

Our share of income from investments accounted for under the equity method of accounting, including the entities discussed above, was $14.7 million and $4.0 million for the quarters ended June 30, 2015 and June 30, 2014, respectively, and $23.8 million and $9.0 million for the six months ended June 30, 2015 and June 30, 2014, respectively, and was recorded within Other income (expense).

Note 6. Commitments and Contingencies

In January 2015, we entered into a financing arrangement for the US dollar financing of the fourth Oasis-class ship. Through the financing arrangement, we have the right, but not the obligation, to satisfy the obligations to be incurred upon delivery and acceptance of the vessel under the shipbuilding contract by assuming, at delivery and acceptance, the debt indirectly incurred by the shipbuilder during the construction of the ship. The amount assumed under this arrangement is not to exceed the US dollar equivalent of €931.2 million, or approximately $1.0 billion, based on the exchange rate at June 30, 2015. The loan, upon assumption at the date of actual delivery, will amortize semi-annually and will mature 12 years following delivery of the ship. At our election, interest on the loan will accrue either (1) at a fixed rate 3.82% (inclusive of the applicable margin) or (2) at a floating rate equal to LIBOR plus 1.10%.
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

In June 2015, we entered into an agreement with Meyer Werft to build the fourth Quantum-class ship for Royal Caribbean International. We have also received a commitment for the unsecured financing of up to 80% of the ship’s contract price. Hermes has agreed to guarantee to the lenders payment of 95% of the financing. The ship will have a capacity of approximately 4,150 berths and is expected to enter service in the second quarter of 2019.

As of June 30, 2015, the aggregate cost of our ships on order, not including the "Project Edge" ships and the TUI Cruises' ships on order, was approximately $5.0 billion, of which we had deposited $385.8 million as of such date. Approximately 42.9% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at June 30, 2015. (See Note 9. Fair Value Measurements and Derivative Instruments).

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

In April 2015, the Alaska Department of Environmental Conservation issued Notices of Violation to Royal Caribbean International and Celebrity Cruises seeking monetary penalties for alleged violations of the Alaska Marine Visible Emission Standards that occurred over the past five years on certain of our vessels. We believe we have meritorious defenses to the allegations and we are cooperating with the state of Alaska. We do not believe that the ultimate outcome of these claims will have a material adverse impact on our financial condition or results of operations and cash flows.

We are routinely involved in other claims typical within the cruise vacation industry. The majority of these claims are covered by insurance. We believe the outcome of such claims, net of expected insurance recoveries, will not have a material adverse impact on our financial condition or results of operations and cash flows.

Other

If (i) any person other than A. Wilhelmsen AS. and Cruise Associates and their respective affiliates (the “Applicable Group”) acquires ownership of more than 33% of our common stock and the Applicable Group owns less of our common stock than such person, or (ii) subject to certain exceptions, during any 24-month period, a majority of the Board is no longer comprised of individuals who were members of the Board on the first day of such period, we may be obligated to prepay indebtedness outstanding under our ship financing facilities, which we may be unable to replace on similar terms. Our other debt agreements also contain change of control provisions that would be triggered by the acquisition of greater than 50% of our common stock by (i) any person or (ii) in the case of our public debt securities, by a person other than a member of the Applicable Group coupled with a ratings downgrade. If this were to occur, it would have an adverse impact on our liquidity and operations.

Note 7. Shareholders’ Equity

During the first and second quarters of 2015, we declared and paid a cash dividend on our common stock of $0.30 per share. During the first quarter of 2015, we also paid a cash dividend on our common stock of $0.30 per share which was declared during the fourth quarter of 2014.

During the first and second quarter of 2014, we declared and paid a cash dividend on our common stock of $0.25 per share. During the first quarter of 2014, we also paid a cash dividend on our common stock of $0.25 per share which was declared during the fourth quarter of 2013.

Note 8. Changes in Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2015 and 2014 (in thousands):

	Accumulated Other Comprehensive Income (Loss) for the Six Months Ended June 30, 2015				Accumulated Other Comprehensive Income (Loss) for the Six Months Ended June 30, 2014
	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated comprehensive (loss) income at beginning of the year	$(826,026)	$(31,207)	$(39,761)	$(896,994)	$43,324	$(23,994)	$(13,659)	$5,671
Other comprehensive (loss) income before reclassifications	(183,646)	1,249	(19,803)	(202,200)	(84,000)	(4,948)	(1,360)	(90,308)
Amounts reclassified from accumulated other comprehensive (loss) income	125,170	1,000	—	126,170	10,447	863	1,997	13,307
Net current-period other comprehensive (loss) income	(58,476)	2,249	(19,803)	(76,030)	(73,553)	(4,085)	637	(77,001)
Ending balance	$(884,502)	$(28,958)	$(59,564)	$(973,024)	$(30,229)	$(28,079)	$(13,022)	$(71,330)

The following table presents reclassifications out of accumulated other comprehensive income (loss) for the quarter and six months ended June 30, 2015 and 2014 (in thousands):

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
Details About Accumulated Other Comprehensive Income (Loss) Components	Quarter Ended June 30, 2015	Quarter Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014	Affected Line Item in Statements of Comprehensive Income (Loss)
(Loss) gain on cash flow derivative hedges:
Cross currency swaps	$—	$—	$—	$(261)	Interest expense, net of interest capitalized
Interest rate swaps	(9,962)	(3,078)	(16,748)	(6,206)	Interest expense, net of interest capitalized
Foreign currency forward contracts	(685)	(450)	(1,402)	(899)	Depreciation and amortization expenses
Foreign currency forward contracts	(239)	(238)	(477)	(3,814)	Other income (expense)
Foreign currency forward contracts	—	—	—	(57)	Interest expense, net of interest capitalized
Foreign currency collar options	(435)	—	(435)	—	Depreciation and amortization expenses
Fuel swaps	(52,416)	884	(106,108)	790	Fuel
	(63,737)	(2,882)	(125,170)	(10,447)
Amortization of defined benefit plans:
Actuarial loss	(354)	(222)	(707)	(445)	Payroll and related
Prior service costs	(84)	(209)	(293)	(418)	Payroll and related
	(438)	(431)	(1,000)	(863)
Release of foreign cumulative translation due to sale of Pullmantur's non-core businesses:
Foreign cumulative translation	—	(1,997)	—	(1,997)	Other operating
Total reclassifications for the period	$(64,175)	$(5,310)	$(126,170)	$(13,307)

Note 9. Fair Value Measurements and Derivative Instruments

Fair Value Measurements

The estimated fair value of our financial instruments that are not measured at fair value, categorized based upon the fair value hierarchy, are as follows (in thousands):

	Fair Value Measurements at June 30, 2015 Using					Fair Value Measurements at December 31, 2014 Using
Description	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Cash and cash equivalents(4)	$159,360	$159,360	$159,360	$—	$—	$189,241	$189,241	$189,241	$—	$—
Total Assets	$159,360	$159,360	$159,360	$—	$—	$189,241	$189,241	$189,241	$—	$—
Liabilities:
Long-term debt (including current portion of long-term debt)(5)	$8,727,026	$9,078,893	$1,839,643	$7,239,250	$—	$8,391,301	$8,761,414	$1,859,361	$6,902,053	$—
Total Liabilities	$8,727,026	$9,078,893	$1,839,643	$7,239,250	$—	$8,391,301	$8,761,414	$1,859,361	$6,902,053	$—

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
(3) Inputs that are unobservable. The Company did not use any Level 3 inputs as of June 30, 2015 and December 31, 2014.
(4) Consists of cash and marketable securities with original maturities of less than 90 days.
(5) Consists of unsecured revolving credit facilities, senior notes, senior debentures and term loans. Does not include our capital lease obligations.

Other Financial Instruments

The carrying amounts of accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value at June 30, 2015 and December 31, 2014.

Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2015 Using				Fair Value Measurements at December 31, 2014 Using
Description	Total	Level 1(1)	Level 2(2)	Level 3(3)	Total	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Derivative financial instruments(4)	$118,046	$—	$118,046	$—	$63,981	$—	$63,981	$—
Investments(5)	$4,312	4,312	—	—	$5,531	5,531	—	—
Total Assets	$122,358	$4,312	$118,046	$—	$69,512	$5,531	$63,981	$—
Liabilities:
Derivative financial instruments(6)	$726,610	$—	$726,610	$—	$767,635	$—	$767,635	$—
Total Liabilities	$726,610	$—	$726,610	$—	$767,635	$—	$767,635	$—

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
(3) Inputs that are unobservable. The Company did not use any Level 3 inputs as of June 30, 2015 and December 31, 2014.
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

The reported fair values are based on a variety of factors and assumptions. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of June 30, 2015 or December 31, 2014, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.

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

As of June 30, 2015 and December 31, 2014, no cash collateral was received or pledged under our ISDA agreements. See Credit Related Contingent Features for further discussion on contingent collateral requirements for our derivative instruments.

The following table presents information about the Company’s offsetting of financial assets under master netting agreements with derivative counterparties:

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of June 30, 2015				As of December 31, 2014
	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Received	Net Amount of Derivative Assets
(In thousands of dollars)
Derivatives subject to master netting agreements	$118,046	$(116,059)	$—	$1,987	$63,981	$(63,981)	$—	$—
Total	$118,046	$(116,059)	$—	$1,987	$63,981	$(63,981)	$—	$—

The following table presents information about the Company’s offsetting of financial liabilities under master netting agreements with derivative counterparties:

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of June 30, 2015				As of December 31, 2014
	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Pledged	Net Amount of Derivative Liabilities
(In thousands of dollars)
Derivatives subject to master netting agreements	$(726,610)	$116,059	$—	$(610,551)	$(767,635)	$63,981	$—	$(703,654)
Total	$(726,610)	$116,059	$—	$(610,551)	$(767,635)	$63,981	$—	$(703,654)

Concentrations of Credit Risk

We monitor our credit risk associated with financial and other institutions with which we conduct significant business and, to minimize these risks, we select counterparties with credit risks acceptable to us and we seek to limit our exposure to an individual counterparty. Credit risk, including but not limited to counterparty nonperformance under derivative instruments, our credit facilities and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions, insurance companies and export credit agencies many of which we have long-term relationships with and which have credit risks acceptable to us or where the credit risk is spread out among a large number of counterparties. As of June 30, 2015, our exposure under our derivative instruments was approximately $1.6 million. As of December 31, 2014, we did not have any exposure under our derivative instruments. We do not anticipate nonperformance by any of our significant counterparties. In addition, we have established guidelines we follow regarding credit ratings and instrument maturities to maintain safety and liquidity. We do not normally require collateral or other security to support credit relationships; however, in certain circumstances this option is available to us.

Derivative Instruments

We are exposed to market risk attributable to changes in interest rates, foreign currency exchange rates and fuel prices. We manage these risks through a combination of our normal operating and financing activities and through the use of derivative financial instruments pursuant to our hedging practices and policies. The financial impact of these hedging instruments is primarily offset by corresponding changes in the underlying exposures being hedged. We achieve this by closely matching the notional amount, term and conditions of the derivative instrument with the underlying risk being hedged. Although certain of our derivative financial instruments do not qualify or are not accounted for under hedge accounting, we do not hold or issue derivative financial instruments for trading or other speculative purposes. We monitor our derivative positions using techniques including market valuations and sensitivity analyses.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our long-term debt obligations including future interest payments. At June 30, 2015, approximately 35.0% of our long-term debt was effectively fixed as compared to 28.5% as of December 31, 2014. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense.

Market risk associated with our long-term fixed rate debt is the potential increase in fair value resulting from a decrease in interest rates. We use interest rate swap agreements that effectively convert a portion of our fixed-rate debt to a floating-rate basis to manage this risk. At June 30, 2015 and December 31, 2014, we maintained interest rate swap agreements on the $420.0 million fixed rate portion of our Oasis of the Seas unsecured amortizing term loan and on the $650.0 million unsecured senior notes due 2022. The interest rate swap agreements on Oasis of the Seas debt effectively changed the interest rate on the balance of the unsecured term loan, which was $227.5 million as of June 30, 2015, from a fixed rate of 5.41% to a LIBOR-based floating rate equal to LIBOR plus 3.87%, currently approximately 4.28%. The interest rate swap agreements on the $650.0 million unsecured senior notes effectively changed the interest rate of the unsecured senior notes from a fixed rate of 5.25% to a LIBOR-based floating rate equal to LIBOR plus 3.63%, currently approximately 3.91%. These interest rate swap agreements are accounted for as fair value hedges.

Market risk associated with our long-term floating rate debt is the potential increase in interest expense from an increase in interest rates. We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage this risk. In May 2015, we entered into forward-starting interest rate swap agreements that hedge the anticipated unsecured amortizing term loan that will finance our purchase of Harmony of the Seas. Forward-starting interest rate swaps hedging the Harmony of the Seas loan will effectively convert the interest rate for €693.4 million, or approximately $772.5 million based on the exchange rate at June 30, 2015, of the anticipated loan balance from EURIBOR plus 1.15% to a fixed rate of 2.26% (inclusive of margin) beginning in May 2016. These interest rate swap agreements are accounted for as cash flow hedges.

In addition, at June 30, 2015 and December 31, 2014, we maintained interest rate swap agreements on our Celebrity Reflection term loan. Our interest rate swap agreements effectively converted the interest rate on a portion of the Celebrity Reflection unsecured amortizing term loan balance of approximately $518.1 million from LIBOR plus 0.40% to a fixed rate (including applicable margin) of 2.85% through the term of the loan. Additionally, at June 30, 2015 and December 31, 2014, we maintained interest rate swap agreements on our Quantum of the Seas term loan. Our interest rate swap agreements effectively converted the interest rate on a portion of the Quantum of the Seas unsecured amortizing term loan balance of approximately $704.4 million from LIBOR plus 1.30% to a fixed rate of 3.74% (inclusive of margin) through the term of the loan. Furthermore, at June 30, 2015, we maintained interest rate swap agreements on our Anthem of the Seas term loan. Our interest rate swap agreements effectively converted the interest rate on a portion of the Anthem of the Seas unsecured amortizing term loan balance of approximately $725.0 million from LIBOR plus 1.30% to a fixed rate of 3.86% (inclusive of margin) through the term of the loan. These interest rate swap agreements are accounted for as cash flow hedges.

The notional amount of interest rate swap agreements related to outstanding debt and on our current unfunded financing arrangements as of June 30, 2015 and December 31, 2014 was $3.6 billion and $2.9 billion, respectively.

Foreign Currency Exchange Rate Risk

Derivative Instruments

Our primary exposure to foreign currency exchange rate risk relates to our ship construction contracts denominated in Euros, our foreign currency denominated debt and our international business operations. We enter into foreign currency forward contracts, collar options and cross currency swap agreements to manage portions of the exposure to movements in foreign currency exchange rates. As of June 30, 2015, the aggregate cost of our ships on order, not including the "Project Edge" ships and the TUI Cruises' ships on order, was approximately $5.0 billion, of which we had deposited $385.8 million as of such date. Approximately 42.9% and 28.8% of the aggregate cost of the ships under construction was exposed to fluctuations in the Euro exchange rate at June 30, 2015 and December 31, 2014, respectively. The majority of our foreign currency forward contracts, collar options and cross currency swap agreements are accounted for as cash flow, fair value or net investment hedges depending on the designation of the related hedge.

On a regular basis, we enter into foreign currency forward contracts and, from time to time, we utilize cross-currency swap agreements to minimize the volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than our functional currency or the functional currencies of our foreign subsidiaries. During the second quarter of 2015, we maintained an average of approximately $480.4 million of these foreign currency forward contracts. These instruments are not designated as hedging instruments. Changes in the fair value of the foreign currency forward contracts resulted in a gain (loss), of approximately $11.2 million and $9.0 million, respectively, during the quarters ended June 30, 2015 and June 30, 2014, respectively, and approximately $(16.9) million and $10.8 million, during the six months ended June 30, 2015 and June 30, 2014, respectively, that were recognized in earnings within Other income (expense) in our consolidated statements of comprehensive income (loss).

We consider our investments in our foreign operations to be denominated in relatively stable currencies and of a long-term nature. As of June 30, 2015, we maintained foreign currency forward contracts of €415.6 million, or approximately $463.0 million based on the exchange rate at June 30, 2015, and designated them as hedges of a portion of our net investments in Pullmantur and TUI Cruises. These forward currency contracts mature in April 2016.

The notional amount of outstanding foreign exchange contracts including our forward contracts and collar options as of June 30, 2015 and December 31, 2014 was $2.5 billion and $3.0 billion, respectively.

Non-Derivative Instruments

We also address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries’ and investments’ functional currencies and designating it as a hedge of these subsidiaries and investments. We had designated debt as a hedge of our net investments in Pullmantur and TUI Cruises of approximately €141.9 million and €139.4 million, or approximately $158.1 million and $168.7 million, as of June 30, 2015 and December 31, 2014, respectively.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates primarily to the consumption of fuel on our ships. We use fuel swap agreements to mitigate the financial impact of fluctuations in fuel prices.

Our fuel swap agreements are accounted for as cash flow hedges. At June 30, 2015, we have hedged the variability in future cash flows for certain forecasted fuel transactions occurring through 2018. As of June 30, 2015 and December 31, 2014, we had the following outstanding fuel swap agreements:

	Fuel Swap Agreements
	As of June 30, 2015	As of December 31, 2014
	(metric tons)
2015	361,000	806,000
2016	805,000	802,000
2017	598,000	525,000
2018	300,000	226,000

	Fuel Swap Agreements
	As of June 30, 2015	As of December 31, 2014
	(% hedged)
Projected fuel purchases:
2015	53%	58%
2016	55%	55%
2017	40%	35%
2018	20%	15%

At June 30, 2015 and December 31, 2014, $176.4 million and $223.1 million, respectively, of estimated unrealized net loss associated with our cash flow hedges pertaining to fuel swap agreements were expected to be reclassified to earnings from Accumulated other comprehensive loss within the next twelve months. Reclassification is expected to occur as the result of fuel consumption associated with our hedged forecasted fuel purchases.

The fair value and line item caption of derivative instruments recorded within our consolidated balance sheets were as follows:

	Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of June 30, 2015	As of December 31, 2014	Balance Sheet Location	As of June 30, 2015	As of December 31, 2014
		Fair Value	Fair Value		Fair Value	Fair Value
(In thousands)
Derivatives designated as hedging instruments under ASC 815-20(1)
Interest rate swaps	Other assets	$7,266	$—	Other long-term liabilities	$62,402	$65,768
Foreign currency forward contracts	Derivative financial instruments	107,900	—	Derivative financial instruments	291,503	17,619
Foreign currency forward contracts	Other assets	—	63,981	Other long-term liabilities	8,545	164,627
Foreign currency collar options	Derivative financial instruments	—	—	Derivative financial instruments	—	21,855
Fuel swaps	Derivative financial instruments	1,018	—	Derivative financial instruments	162,512	227,512
Fuel swaps	Other assets	1,862	—	Other long-term liabilities	174,513	270,254
Total derivatives designated as hedging instruments under 815-20		118,046	63,981		699,475	767,635
Derivatives not designated as hedging instruments under ASC 815-20
Fuel swaps	Derivative financial instruments	—	—	Derivative financial instruments	14,599	—
Fuel swaps	Other Assets	—	—	Other long-term liabilities	12,536	—
Total derivatives not designated as hedging instruments under 815-20		—	—		27,135	—
Total derivatives		$118,046	$63,981		$726,610	$767,635

(1) Accounting Standard Codification 815-20 “Derivatives and Hedging.”

The carrying value and line item caption of non-derivative instruments designated as hedging instruments recorded within our consolidated balance sheets were as follows:

		Carrying Value
Non-derivative instrument designated as hedging instrument under ASC 815-20	Balance Sheet Location	As of June 30, 2015	As of December 31, 2014
(In thousands)
Foreign currency debt	Long-term debt	$158,119	$168,718
		$158,119	$168,718

The effect of derivative instruments qualifying and designated as hedging instruments and the related hedged items in fair value hedges on the consolidated statements of comprehensive income (loss) was as follows:

Derivatives and Related Hedged Items under ASC 815-20 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative and Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative				Amount of Gain (Loss) Recognized in Income on Hedged Item
		Quarter Ended June 30, 2015	Quarter Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014	Quarter Ended June 30, 2015	Quarter Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
(In thousands)
Interest rate swaps	Interest expense, net of interest capitalized	$2,872	$3,067	$5,848	$6,136	$3,925	$3,925	$7,807	$9,467
Interest rate swaps	Other income (expense)	(15,713)	14,931	(561)	27,441	14,348	(11,621)	2,007	(23,056)
		$(12,841)	$17,998	$5,287	$33,577	$18,273	$(7,696)	$9,814	$(13,589)

The effect of derivative instruments qualifying and designated as cash flow hedging instruments on the consolidated financial statements was as follows:

Derivatives under ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Loss) on Derivative (Effective Portion)				Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Effective Portion)
	Quarter Ended June 30, 2015	Quarter Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014		Quarter Ended June 30, 2015	Quarter Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
(In thousands)
Cross currency swaps	$—	$—	$—	$—	Interest expense, net of interest capitalized	$—	$—	$—	$(261)
Interest rate swaps	29,666	(35,301)	(6,149)	(72,951)	Interest expense, net of interest capitalized	(9,962)	(3,078)	(16,748)	(6,206)
Foreign currency forward contracts	42,229	(10,437)	(130,593)	(9,243)	Depreciation and amortization expenses	(685)	(450)	(1,402)	(899)
Foreign currency forward contracts	—	—	—	—	Other income (expense)	(239)	(238)	(477)	(3,814)
Foreign currency forward contracts	—	—	—	—	Interest expense, net of interest capitalized	—	—	—	(57)
Foreign currency collar options	240	(6,127)	(64,593)	(8,734)	Depreciation and amortization expenses	(435)	—	(435)	—
Fuel swaps	66,603	28,344	17,689	6,928	Fuel	(52,416)	884	(106,108)	790
	$138,738	$(23,521)	$(183,646)	$(84,000)		$(63,737)	$(2,882)	$(125,170)	$(10,447)

Derivatives under ASC 815- 20 Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Quarter Ended June 30, 2015	Quarter Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
(In thousands)
Interest rate swaps	Other income (expense)	183	(76)	221	(95)
Foreign currency forward contracts	Other income (expense)	—	(7)	—	(27)
Fuel swaps	Other income (expense)	(600)	2,094	(418)	462
		$(417)	$2,011	$(197)	$340

The effect of non-derivative instruments qualifying and designated as net investment hedging instruments on the consolidated financial statements was as follows:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion)
Non-derivative instruments under ASC 815-20 Net Investment Hedging Relationships	Quarter Ended June 30, 2015	Quarter Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
(In thousands)
Foreign Currency Debt	$(2,746)	$256	$9,391	$4,630
	$(2,746)	$256	$9,391	$4,630

There was no amount recognized in income (ineffective portion and amount excluded from effectiveness testing) for the quarters and six month periods ended June 30, 2015 and June 30, 2014, respectively.

The effect of derivatives not designated as hedging instruments on the consolidated financial statements was as follows:

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments under ASC 815-20	Location of Gain (Loss) Recognized in Income on Derivatives	Quarter Ended June 30, 2015	Quarter Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
(In thousands)
Foreign currency forward contracts	Other income (expense)	$11,181	$8,889	$(16,902)	$10,770
Fuel swaps	Other income (expense)	16	285	(113)	(937)
		$11,197	$9,174	$(17,015)	$9,833

Credit Related Contingent Features

Our current interest rate derivative instruments may require us to post collateral if our Standard & Poor’s and Moody’s credit ratings remain below specified levels. Specifically, if on the fifth anniversary of entering into a derivative transaction or on any succeeding fifth-year anniversary our credit ratings for our senior unsecured debt were to be rated below BBB- by Standard & Poor’s and Baa3 by Moody’s, then each counterparty to such derivative transaction with whom we are in a net liability position that exceeds the applicable minimum call amount may demand that we post collateral in an amount equal to the net liability position. The amount of collateral required to be posted following such event will change each time our net liability position increases or decreases by more than the applicable minimum call amount. If our credit rating for our senior unsecured debt is subsequently equal to or above BBB- by Standard & Poor’s or Baa3 by Moody’s, then any collateral posted at such time will be released to us and we will no longer be required to post collateral unless we meet the collateral trigger requirement at the next fifth-year anniversary. Currently, our senior unsecured debt credit rating is BB with a positive outlook by Standard & Poor’s and Ba1 with a stable outlook by Moody’s. We currently have six interest rate derivative hedges that have a term of at least five years.  The aggregate fair values of all derivative instruments with such credit-related contingent features in net liability positions as of June 30, 2015 and December 31, 2014 were $62.4 million and $65.8 million, respectively, which do not include the impact of any such derivatives in net asset positions. The earliest that any of the six interest rate derivative hedges will reach their fifth anniversary is November 2016. Therefore, as of June 30, 2015, we were not required to post collateral for any of our derivative transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Concerning Forward-Looking Statements

The discussion under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance (including our expectations for the third quarter and full year of 2015 and our earnings and yield estimates for 2015 set forth under the heading "Outlook" below and expectations regarding the timing and results of our Double-Double Program), business and industry prospects or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. Words such as "anticipate," "believe," "could," "estimate," "expect," "goal," "intend," "may," "plan," "project," "seek," "should," "will" and similar expressions are intended to further identify any of these forward-looking statements. Forward-looking statements reflect management's current expectations but they are based on judgments and are inherently uncertain. Furthermore, they are subject to risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2014 and, in particular, the risks discussed under the caption "Risk Factors" in Part I, Item 1A of that report.

All forward-looking statements made in this Quarterly Report on Form 10-Q speak only as of the date of this document.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

The discussion and analysis of our financial condition and results of operations has been organized to present the following:

•	a review of our financial presentation, including discussion of certain operational and financial metrics we utilize to assist us in managing our business;

•	a discussion of our results of operations for the quarter and six months ended June 30, 2015 compared to the same periods in 2014;

•	a discussion of our business outlook, including our expectations for selected financial items for the third quarter and full year of 2015; and

•	a discussion of our liquidity and capital resources, including our future capital and contractual commitments and potential funding sources.

Critical Accounting Policies

Valuation of Goodwill, Indefinite-Lived Intangible Assets and Long-Lived Assets

As of June 30, 2015, the carrying amounts of goodwill and trademarks and trade names attributable to our Pullmantur reporting unit were $123.0 million and $173.1 million, respectively. Pullmantur is a brand targeted primarily at the Spanish, Portuguese and Latin American markets. The persistent economic instability in these markets has resulted in changes to our operating strategy for this brand since its acquisition. This has created significant uncertainty in forecasting operating results and future cash flows used in our impairment analyses. During the first half of 2015, consumer confidence and discretionary spending in Latin America were negatively impacted by slower growing economies and current expectations point to continued weakness through the end of 2015. In the past, the economic crisis in Spain had a significant negative impact on the results of Pullmantur's operations. We continue to monitor economic events in these markets for their potential impact on Pullmantur’s business and valuation.

During the quarter ended June 30, 2015, due to weakness in Latin America and its currencies as well as the opportunity to optimize deployment of our vessels, we made a strategic decision to defer the scheduled transfer of a vessel from one of our other cruise brands to the Pullmantur fleet. As a result of the deferral, we performed an interim impairment evaluation of Pullmantur's goodwill and trademarks and trade names and determined that the fair value of Pullmantur's reporting unit exceeded its carrying value by approximately 25% and the fair value of Pullmantur's trademarks and trade names exceeded its carrying value by approximately 3%, resulting in no impairment in Pullmantur's goodwill and trademarks and trade names as of June 30, 2015.

We estimated the fair value of the Pullmantur reporting unit using a probability-weighted discounted cash flow model. The estimation of future cash flows requires our significant judgment when making assumptions of expected revenues, operating costs, marketing, selling and administrative expenses, interest rates, ship additions and retirements as well as assumptions regarding the cruise vacation industry’s competitive environment and general and economic business conditions, among other factors. Of these assumptions, the planned transfer of a vessel to the Pullmantur fleet is most significant to these projected cash flows. If the transfer does not occur, we will likely fail step one of the goodwill impairment test and record an impairment loss related to our trademarks and trade names. In addition, if there are other unfavorable changes to the projected future cash flows used in the impairment analyses, it is reasonably possible that an impairment charge of Pullmantur's reporting unit’s goodwill and trademarks and trade names may be required.

We continue to monitor these intangible assets for potential impairment and will perform interim testing of our goodwill, trademark or trade names, if deemed necessary, prior to our annual impairment evaluation to be performed during the fourth quarter of 2015.

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

•
Onboard and other revenues, which consist primarily of revenues from the sale of goods and/or services onboard our ships not included in passenger ticket prices, cancellation fees, sales of vacation protection insurance and pre- and post-cruise tours. Additionally, revenue related to Pullmantur’s travel agency network, land-based tours and air charter business to third parties are included in Onboard and other revenues through March 31, 2014, the date of the sale of Pullmantur's non-core businesses. Onboard and other revenues also includes revenues we receive from independent third party concessionaires that pay us a percentage of their revenues in exchange for the right to provide selected goods and/or services onboard our ships as well as revenues received for procurement and management related services we perform on behalf of our unconsolidated affiliates.

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

Adjusted Net Income represents net income excluding certain items that we believe adjusting for is meaningful when assessing our performance on a comparative basis. For the periods presented, these items included restructuring charges, other costs related to our profitability initiatives and the estimated impact of the divested Pullmantur non-core businesses for periods prior to the sales transaction. The estimated impact of the divested Pullmantur non-core businesses was arrived at by adjusting the net income (loss) of these businesses for the ownership percentage we retained, as well as for intercompany transactions that are no longer eliminated in our consolidated statements of comprehensive income (loss) subsequent to the sales transaction.

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

Net Cruise Costs and Net Cruise Costs Excluding Fuel represent Gross Cruise Costs excluding commissions, transportation and other expenses and onboard and other expenses and, in the case of Net Cruise Costs Excluding Fuel, fuel expenses (each of which is described above under the Description of Certain Line Items heading). In measuring our ability to control costs in a manner that positively impacts net income, we believe changes in Net Cruise Costs and Net Cruise Costs Excluding Fuel to be the most relevant indicators of our performance. A reconciliation of historical Gross Cruise Costs to Net Cruise Costs and Net Cruise Costs Excluding Fuel is provided below under Results of Operations. We have not provided a quantitative reconciliation of projected Gross Cruise Costs to projected Net Cruise Costs and projected Net Cruise Costs Excluding Fuel due to the significant uncertainty in projecting the costs deducted to arrive at these measures. Accordingly, we do not believe that reconciling information for such projected figures would be meaningful. For the periods prior to the sale of the Pullmantur non-core businesses, Net Cruise Costs excludes the estimated impact of these divested businesses. Net Cruise Costs also excludes initiative costs reported within Cruise operating expenses and Marketing, selling and administrative expenses.

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

It should be emphasized that Constant Currency is primarily used for comparing short-term changes and/or projections. Changes in guest sourcing and shifting the amount of purchases between currencies can change the impact of the purely currency-based fluctuations.

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

Results of Operations

Summary

Both our net income and Adjusted Net Income for the second quarter of 2015 was $185.0 million and $0.84 per share on a diluted basis, as compared to net income and Adjusted Net Income of $137.7 million and $146.7 million, or $0.62 and $0.66 per share on a diluted basis, respectively, for the second quarter of 2014.

Both our net income and Adjusted Net Income for the six months ended June 30, 2015 was $230.2 million and $1.04 per share on a diluted basis, as compared to net income and Adjusted Net Income of $164.1 million and $192.8 million, or $0.74 and $0.86 per share on a diluted basis, respectively, for the six months ended June 30, 2014.

Significant items for the quarter and six months ended June 30, 2015 include:

•
An unfavorable effect of changes in foreign currency exchange rates related to our passenger ticket and onboard and other revenue transactions denominated in currencies other than the United States dollar, resulting in a decrease to total revenues of $93.9 million and $176.2 million for the quarter and six months ended June 30, 2015, respectively, as compared to the same period in 2014;

•
A favorable effect of changes in foreign currency exchange rates related to our cruise operating expenses denominated in currencies other than the United States dollar, resulting in a decrease to cruise operating expenses of $48.4 million and $80.8 million for the quarter and six months ended June 30, 2015, respectively, as compared to the same period in 2014;

•
A decrease of $36.1 million and $33.4 million to total revenues and cruises operating expenses, respectively, for the six months ended June 30, 2015 as compared to the same period in 2014 due to Pullmantur's non-core businesses that were sold in 2014;

•
Total revenues, excluding the unfavorable effect of changes in foreign currency exchange rates and the decrease in revenues from the sale of Pullmantur’s non-core businesses discussed above, increased 8.7% and 5.7% for the quarter and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. The increase was primarily due to a 5.0% and 4.3% increase in capacity for the quarter and six months ended June 30, 2015, respectively, and for the six months ended June 30, 2015, the increase was net of the unfavorable impact of the change in our voyage proration;

•
Total Cruise operating expenses, excluding the favorable effect of changes in foreign currency exchange rates and the decrease in cruise operating expenses from the sale of Pullmantur's non-core businesses discussed above, increased 2.6% and 0.7% for the quarter and six months ended June 30, 2015, respectively, from the corresponding periods in 2014. The increase was primarily due to the increase in capacity discussed above, net of the favorable impact of the change in our voyage proration for the six months ended June 30, 2015, partially offset by the decrease in fuel prices; and

•
As of September 30, 2014, we changed our voyage recognition methodology and recognize passenger ticket revenues, revenues from onboard and other goods and services and all associated cruise operating costs for all of our uncompleted voyages on a pro-rata basis. The effect of the change is an increase to net income of $11.2 million for the quarter ended June 30, 2015 and a decrease to net income of $21.5 million for the six months ended June 30, 2015 as compared to the same periods in 2014.

Other Items

•
In March 2015, we announced the pending sale of Splendour of the Seas to TUI Cruises GmbH, our 50%-owned joint venture. The sale for €188 million is scheduled to be completed in April 2016 in order to retain the future revenues to be generated for sailings through that date. After the sale, TUI Cruises will lease the ship to Thomson Cruises, which will operate the ship. The purchase price will be financed by us under a secured credit agreement to be repaid over 10 years. The resulting term loan will be 50% guaranteed by TUI AG, our joint venture partner, and will be secured by a first mortgage on the ship. Interest will accrue at the rate of 6.25% per annum. We executed certain forward contracts to lock in the sales price of the ship at approximately $213 million. We expect to recognize a gain on the sale, which we do not expect will have a material effect to our consolidated financial statements.

•
In April 2015, we took delivery of Anthem of the Seas. To finance the purchase, we borrowed $742.1 million under a previously committed 12-year unsecured term loan, which is 95% guaranteed by Hermes. See Note 4. Long-Term Debt for further information.

•	In May 2015, TUI Cruises, our 50% joint venture, took delivery of Mein Schiff 4.

•
In June 2015, we entered into an agreement with Meyer Werft to build the fourth Quantum-class ship for Royal Caribbean International. We have also received a commitment for the unsecured financing of up to 80% of the ship’s contract price. Hermes has agreed to guarantee to the lenders payment of 95% of the financing. See Note 6. Commitments and Contingencies for further information.

•
In June 2015, we amended and restated our $1.1 billion unsecured revolving credit facility due July 2016. The amendment reduced the applicable margin and facility fee and extended the termination date to June 2020. Refer to Note 4. Long-term Debt to our consolidated financial statements for further information.

•
In June 2015, TUI Cruises placed orders with Meyer Turku to build two new ships. The ships will each have a capacity of approximately 2,850 berths and are expected to enter service each of 2018 and 2019. See Note 5. Goodwill and Other Assets for further information.

Operating results for the quarter and six months ended June 30, 2015 compared to the same periods in 2014 are shown in the following table (in thousands, except per share data):

	Quarter Ended June 30,				Six months ended June 30,
	2015		2014		2015		2014
		% of Total Revenues		% of Total Revenues		% of Total Revenues		% of Total Revenues
Passenger ticket revenues	$1,507,468	73.2%	$1,455,099	73.5%	$2,814,247	72.6%	$2,803,302	72.5%
Onboard and other revenues	550,854	26.8%	524,944	26.5%	1,059,674	27.4%	1,063,965	27.5%
Total revenues	2,058,322	100.0%	1,980,043	100.0%	3,873,921	100.0%	3,867,267	100.0%
Cruise operating expenses:
Commissions, transportation and other	355,835	17.3%	346,180	17.5%	680,253	17.6%	672,045	17.4%
Onboard and other	147,105	7.1%	150,606	7.6%	263,344	6.8%	273,638	7.1%
Payroll and related	218,570	10.6%	209,171	10.6%	430,161	11.1%	419,972	10.9%
Food	119,407	5.8%	119,184	6.0%	239,193	6.2%	237,264	6.1%
Fuel	202,565	9.8%	242,804	12.3%	407,841	10.5%	487,263	12.6%
Other operating	272,927	13.3%	262,729	13.3%	518,234	13.4%	544,472	14.1%
Total cruise operating expenses	1,316,409	64.0%	1,330,674	67.2%	2,539,026	65.5%	2,634,654	68.1%
Marketing, selling and administrative expenses	274,148	13.3%	260,988	13.2%	560,980	14.5%	551,295	14.3%
Depreciation and amortization expenses	206,468	10.0%	192,880	9.7%	406,936	10.5%	386,615	10.0%
Restructuring charges	—	—	(86)	—%	—	—	1,650	—%
Operating Income	261,297	12.7%	195,587	9.9%	366,979	9.5%	293,053	7.6%
Other income (expense):
Interest income	2,772	0.1%	2,630	0.1%	6,509	0.2%	5,906	0.2%
Interest expense, net of interest capitalized	(76,620)	(3.7)%	(65,260)	(3.3)%	(146,779)	(3.8)%	(133,831)	(3.5)%
Other income (expense)	(2,482)	(0.1)%	4,716	0.2%	3,488	0.1%	(998)	—%
	(76,330)	(3.7)%	(57,914)	(2.9)%	(136,782)	(3.5)%	(128,923)	(3.3)%
Net Income	$184,967	9.0%	$137,673	7.0%	$230,197	5.9%	$164,130	4.2%
Diluted Earnings per Share	$0.84		$0.62		$1.04		$0.74

Adjusted Net Income and Adjusted Earnings per Share were calculated as follows (in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Adjusted Net Income	$184,967	$146,709	$230,197	$192,828
Net income	184,967	137,673	230,197	164,130
Net Adjustments to Net Income- Increase	$—	$9,036	$—	$28,698
Adjustments to Net Income:
Restructuring charges	$—	$(86)	$—	$1,650
Other initiative costs	—	9,122	—	16,035
Estimated impact of divested businesses prior to sales transaction	—	—	—	11,013
Net Adjustments to Net Income- Increase	$—	$9,036	$—	$28,698

Basic:
Earnings per Share	$0.84	$0.62	$1.05	$0.74
Adjusted Earnings per Share	$0.84	$0.66	$1.05	$0.87

Diluted:
Earnings per Share	$0.84	$0.62	$1.04	$0.74
Adjusted Earnings per Share	$0.84	$0.66	$1.04	$0.86

Weighted-Average Shares Outstanding:
Basic	219,913	222,189	219,770	221,745
Diluted	220,902	223,381	220,886	223,055

Selected statistical information is shown in the following table:

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Passengers Carried	1,314,284	1,283,596	2,649,802	2,561,830
Passenger Cruise Days	9,465,349	9,032,618	18,679,992	17,886,254
APCD	9,040,437	8,607,667	17,819,382	17,080,917
Occupancy	104.7%	104.9%	104.8%	104.7%

Gross Yields and Net Yields were calculated as follows (in thousands, except APCD and Yields):

	Quarter Ended June 30,			Six Months Ended June 30,
	2015	2015 On a Constant Currency Basis	2014	2015	2015 On a Constant Currency Basis	2014
Passenger ticket revenues	$1,507,468	$1,588,539	$1,455,099	$2,814,247	$2,967,384	$2,803,302
Onboard and other revenues	550,854	563,643	524,944	1,059,674	1,082,728	1,063,965
Total revenues	2,058,322	2,152,182	1,980,043	3,873,921	4,050,112	3,867,267
Less:
Commissions, transportation and other	355,835	375,694	346,180	680,253	715,124	672,045
Onboard and other	147,105	153,163	150,606	263,344	272,427	273,638
Net Revenues including divested businesses	1,555,382	1,623,325	1,483,257	2,930,324	3,062,561	2,921,584
Less:
Net Revenues related to divested businesses prior to sales transaction	—	—	—	—	—	35,656
Net Revenues	$1,555,382	$1,623,325	$1,483,257	$2,930,324	$3,062,561	$2,885,928

APCD	9,040,437	9,040,437	8,607,667	17,819,382	17,819,382	17,080,917
Gross Yields	$227.68	$238.06	$230.03	$217.40	$227.29	$226.41
Net Yields	$172.05	$179.56	$172.32	$164.45	$171.87	$168.96

Gross Cruise Costs, Net Cruise Costs and Net Cruise Costs Excluding Fuel were calculated as follows (in thousands, except APCD and costs per APCD):

	Quarter Ended June 30,			Six Months Ended June 30,
	2015	2015 On a Constant Currency Basis	2014	2015	2015 On a Constant Currency Basis	2014
Total cruise operating expenses	$1,316,409	$1,364,803	$1,330,674	$2,539,026	$2,619,832	$2,634,654
Marketing, selling and administrative expenses	274,148	285,340	260,988	560,980	581,671	551,295
Gross Cruise Costs	1,590,557	1,650,143	1,591,662	3,100,006	3,201,503	3,185,949
Less:
Commissions, transportation and other	355,835	375,694	346,180	680,253	715,124	672,045
Onboard and other	147,105	153,163	150,606	263,344	272,427	273,638
Net Cruise Costs including divested businesses	1,087,617	1,121,286	1,094,876	2,156,409	2,213,952	2,240,266
Less:
Net Cruise Costs related to divested businesses prior to sales transaction	—	—	—	—	—	47,854
Other initiative costs included within cruise operating expenses and marketing, selling and administrative expenses	—	—	8,562	—	—	13,796
Net Cruise Costs	1,087,617	1,121,286	1,086,314	2,156,409	2,213,952	2,178,616
Less:
Fuel	202,565	205,382	242,804	407,841	411,890	487,263
Net Cruise Costs Excluding Fuel	$885,052	$915,904	$843,510	$1,748,568	$1,802,062	$1,691,353

APCD	9,040,437	9,040,437	8,607,667	17,819,382	17,819,382	17,080,917
Gross Cruise Costs per APCD	$175.94	$182.53	$184.91	$173.97	$179.66	$186.52
Net Cruise Cost per APCD	$120.31	$124.03	$126.20	$121.01	$124.24	$127.55
Net Cruise Costs Excluding Fuel per APCD	$97.90	$101.31	$98.00	$98.13	$101.13	$99.02

Net Debt-to-Capital was calculated as follows (in thousands):

	As of
	June 30,	December 31,
	2015	2014
Long-term debt, net of current portion	$7,592,330	$7,644,318
Current portion of long-term debt	1,188,576	799,630
Total debt	8,780,906	8,443,948
Less: Cash and cash equivalents	159,360	189,241
Net Debt	$8,621,546	$8,254,707
Total shareholders’ equity	$8,320,240	$8,284,359
Total debt	8,780,906	8,443,948
Total debt and shareholders’ equity	$17,101,146	$16,728,307
Debt-to-Capital	51.3%	50.5%
Net Debt	$8,621,546	$8,254,707
Net Debt and shareholders’ equity	$16,941,786	$16,539,066
Net Debt-to-Capital	50.9%	49.9%

2015 Outlook

On July 31, 2015, we announced the following full year and third quarter 2015 guidance based on fuel pricing, interest rates and currency exchange rates at that time:

Full Year 2015

	As Reported	Constant Currency
Net Yields	(1.1%) to (0.1%)	2.9% to 3.9%
Net Cruise Costs per APCD	Approx. (6.0%)	Approx. (4.0%)
Net Cruise Costs per APCD, Excluding Fuel	Approx. (2.5%)	Better than flat
Capacity Increase	5.4%
Depreciation and Amortization	$830 to $835 million
Interest Expense, net	$260 to $270 million
Fuel Consumption (metric tons)	1,367,000
Fuel Expenses	$818 million
Percent Hedged (fwd consumption)	53%
Impact of 10% change in fuel prices	$13.9 million
Adjusted Earnings per Share-Diluted	$4.65 to $4.75

Third Quarter 2015

	As Reported	Constant Currency
Net Yields	(0.7%) to (0.2%)	3.5% to 4.0%
Net Cruise Costs per APCD	Approx. (6.0%)	Approx. (4.0%)
Net Cruise Costs per APCD, Excluding Fuel	(3.8%) to (3.3%)	(1.5%) to (1.0%)
Capacity Increase	6.7%
Depreciation and Amortization	$209 to $214 million
Interest Expense, net	$60 to $70 million
Fuel Consumption (metric tons)	340,000
Fuel Expenses	$210 million
Percent Hedged (fwd consumption)	48%
Impact of 10% change in fuel prices	$7.8 million
Adjusted Earnings per Share-Diluted	Approx. $2.70

Volatility in foreign currency exchange rates affects the US dollar value of our earnings. Based on our highest net exposure for each quarter and the full year 2015, the top five foreign currencies are ranked below. For example, the British Pound is the most impactful in all quarters, except in the first quarter of 2015 where it is the fourth most impactful. The first and second quarters of 2015 rankings are based on actual results. Rankings for the remaining quarters and full year are based on estimated net exposures.

Ranking	Q1	Q2	Q3	Q4	FY 2015
1	CAD	GBP	GBP	GBP	GBP
2	AUD	AUD	CAD	AUD	CAD
3	BRL	CAD	CNY	CAD	AUD
4	GBP	EUR	EUR	EUR	BRL
5	MXN	BRL	AUD	SGD	CNY

The currency abbreviations above are defined as follows:

Currency Abbreviation	Currency
AUD	Australian Dollar
BRL	Brazilian Real
CAD	Canadian Dollar
CNY	Chinese Yuan
EUR	Euro
GBP	British Dollar
MXN	Mexican Peso
SGD	Singapore Dollar

Quarter Ended June 30, 2015 Compared to Quarter Ended June 30, 2014

In this section, references to 2015 refer to the quarter ended June 30, 2015 and references to 2014 refer to the quarter ended June 30, 2014.

Revenues

Total revenues for 2015 increased $78.3 million, or 4.0%, to $2.1 billion in 2015 from $2.0 billion in 2014.

Passenger ticket revenues comprised 73.2% of our 2015 total revenues. Passenger ticket revenues for 2015 increased by $52.4 million, or 3.6%, from 2014. The increase was primarily due to:

•	a 5.0% increase in capacity, which increased passenger ticket revenues by $73.2 million, which includes the impact of the change in our voyage proration; and

•	an increase in ticket prices across most of our core itineraries that contributed to a $60.3 million aggregate increase in passenger ticket revenues.

The increase was partially offset by an approximate $81.1 million unfavorable effect of changes in foreign currency exchange rates related to our passenger ticket revenue transactions denominated in currencies other than the United States dollar.

The remaining 26.8% of 2015 total revenues was comprised of onboard and other revenues, which increased $25.9 million, or 4.9%, to $550.9 million in 2015 from $524.9 million in 2014. The increase in onboard and other revenues was primarily due to:

•	a $25.7 million increase attributable to the 5.0% increase in capacity noted above, which includes the impact of the change in our voyage proration; and

•
an $8.3 million increase in onboard revenue attributable to higher spending on a per passenger basis primarily due to our revenue enhancing initiatives, including various beverage initiatives, the addition and promotion of specialty restaurants and the increased revenue associated with internet and other telecommunication services.

The increase was partially offset by an approximate $12.8 million unfavorable effect of changes in foreign currency exchange rates related to our onboard and other revenue transactions denominated in currencies other than the United States dollar.

Onboard and other revenues included concession revenues of $73.5 million in 2015 and $77.4 million in 2014.

Cruise Operating Expenses

Total cruise operating expenses for 2015 decreased $14.3 million, or 1.1%, from 2014. The decrease was primarily due to:

•
a $49.6 million decrease in fuel expense, excluding the impact of the increase in capacity. The price of fuel (net of the financial impact of fuel swap agreements) for 2015 decreased 15.8% per metric ton compared to 2014; and

•	an approximate $48.4 million favorable effect of changes in foreign currency exchange rates related to our cruise operating expenses denominated in currencies other than the United States dollar.

The decrease was partially offset by:

•	a $66.4 million increase attributable to the 5.0% increase in capacity noted above;

•	a $12.7 million increase in commission expense mainly attributable to an increase in commission incentives; and

•	a $5.5 million increase in beverage expense due to the increase in beverage revenue noted above.

Marketing, Selling and Administrative Expenses

Marketing, selling and administrative expenses for 2015 increased $13.2 million, or 5.0%, to $274.1 million in 2015 from $261.0 million for the same period in 2014. The increase was primarily due to increased advertising spending mainly relating to our advertising initiatives in the North American and Asian markets.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for 2015 increased $13.6 million, or 7.0%, to $206.5 million from $192.9 million in 2014. The increase was primarily due to the addition of Quantum of the Seas and Anthem of the Seas into our fleet and the acquisition of the Brilliance of the Seas, which was previously under lease, partially offset by the sale of Celebrity Century in September 2014.

Other Income (Expense)

Interest expense, net of interest capitalized for 2015 increased $11.4 million, or 17.4%, to $76.6 million from $65.3 million in 2014. The increase was primarily due to a higher average debt level attributable to the financing of Quantum of the Seas and Anthem of the Seas.

Other expense in 2015 was $2.5 million compared to Other income of $4.7 million in 2014. The increase in expense was primarily due to $9.1 million in foreign exchange losses from the remeasurement of monetary assets and liabilities denominated in foreign currency in 2015 compared to a gain of $2.6 million in 2014 and an ineffectiveness loss of $2.0 million in 2015 compared to an ineffectiveness gain of $5.4 million in 2014 on our interest rate and fuel swaps. The increase in expense was partially offset by income of $14.7 million from our equity method investments in 2015 compared to income of $4.0 million in 2014.

Net Yields

Net Yields remained consistent compared to 2014. Net Yields increased 4.2% in 2015 compared to 2014 on a Constant Currency basis primarily due to the increase in ticket price discussed above.

Net Cruise Costs

Net Cruise Costs remained consistent compared to 2014. Net Cruise Costs per APCD decreased 4.7% in 2015 compared to 2014 primarily due to the decrease in fuel expense and the favorable effect of changes in foreign currency exchange rates related to our cruise operating expenses denominated in currencies other than the United States dollar. Net Cruise Costs per APCD on a Constant Currency basis decreased 1.7% in 2015 compared to 2014.

Net Cruise Costs Excluding Fuel

Net Cruise Costs Excluding Fuel per APCD remained consistent compared to 2014. Net Cruise Costs Excluding Fuel per APCD on a Constant Currency basis increased 3.4% due to an increase in cruise operating expenses as discussed above.

Other Comprehensive Income (loss)

Other comprehensive income in 2015 was $218.0 million compared to Other comprehensive loss of $24.5 million of which the largest driver was the gain recognized in our cash flow derivative hedges in 2015. Gain on cash flow derivative hedges in 2015 was $202.5 million compared to a Loss on cash flow derivative hedges of $20.6 million in 2014. The change of $223.1 million was primarily due to an increase in long-term interest rates and in the forward rates of Euro and fuel during 2015 compared to a decrease or lesser increase in those forward rates during 2014, in addition to the settlement of fuel cash flow hedges in a loss position during 2015.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

In this section, references to 2015 refer to the six months ended June 30, 2015 and references to 2014 refer to the six months ended June 30, 2014.

Revenues

Total revenues for 2015 increased $6.7 million, or 0.2%, from 2014.

Passenger ticket revenues comprised 72.6% of our 2015 total revenues. Passenger ticket revenues for 2015 increased by $10.9 million, or 0.4%, from 2014. The increase was primarily due to:

•	a 4.3% increase in capacity, which increased passenger ticket revenues by $121.2 million, net of the unfavorable impact of the change in our voyage proration; and

•	an increase of $42.9 million in ticket prices primarily driven by Quantum of the Seas and Anthem of the Seas as well as higher pricing on Western Mediterranean sailings.

The increase was partially offset by an approximate $153.1 million unfavorable effect of changes in foreign currency exchange rates related to our passenger ticket revenue transactions denominated in currencies other than the United States dollar.

The remaining 27.4% of 2015 total revenues was comprised of onboard and other revenues, which decreased $4.3 million, or 0.4%, in 2015 from 2014. The decrease in onboard and other revenues was primarily due to:

•	a $36.1 million decrease in revenues related to Pullmantur's non-core businesses that were sold in 2014; and

•	an approximate $23.1 million unfavorable effect of changes in foreign currency exchange rates related to our onboard and other revenue transactions denominated in currencies other than the US dollar.

The decrease was partially offset by:

•	a $43.1 million increase attributable to the 4.3% increase in capacity noted above, net of the unfavorable impact of the change in our voyage proration; and

•
a $4.6 million increase in onboard revenue attributable to higher spending on a per passenger basis primarily due to our revenue enhancing initiatives, including various beverage initiatives, the addition and promotion of specialty restaurants and the increased revenue associated with internet and other telecommunication services.

Onboard and other revenues included concession revenues of $146.5 million in 2015 and $154.7 million in 2014.

Cruise Operating Expenses

Total cruise operating expenses decreased $95.6 million, or 3.6%, to $2.5 billion in 2015 from $2.6 billion in 2014. The decrease was primarily due to:

•
a $96.4 million decrease in fuel expense, excluding the impact of the increase in capacity. The price of fuel (net of the financial impact of fuel swap agreements) for 2015 decreased 16.0% per metric ton compared to 2014;

•	an approximate $80.8 million favorable effect of changes in foreign currency exchange rates related to our cruise operating expenses denominated in currencies other than the United States dollar; and

•	a $33.4 million decrease in expenses related to Pullmantur's non-core businesses that were sold in 2014.

The decrease was partially offset by a $111.6 million increase attributable to a 4.3% increase in capacity noted above.

Marketing, Selling and Administrative Expenses

Marketing, selling and administrative expenses increased $9.7 million, or 1.8%, to $561.0 million from $551.3 million in 2014. The increase was primarily due to an increase in sales and marketing of $20.3 million due to increased advertising spending mainly relating to our advertising initiatives in the North American, Australian and Asian markets, an increase in payroll and benefits of $7.4 million primarily due to an increase in the expense associated with our performance share awards as a result of an increase in our stock price over the past year and higher IT labor costs resulting from the addition of projects and initiatives in 2015 compared to 2014. The increase was partially offset by a decrease in administrative expenses of $19.7 million mainly driven by the decrease in expenses related to Pullmantur's non-core businesses that were sold in 2014 and savings realized from our cost containment initiatives.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for 2015 increased $20.3 million, or 5.3%, to $406.9 million from $386.6 million in 2014. The increase was primarily due to the addition of Quantum of the Seas and Anthem of the Seas into our fleet and the acquisition of the Brilliance of the Seas, which was previously under lease, partially offset by the sale of Celebrity Century in September 2014.

Restructuring Charges

We incurred restructuring charges of approximately $1.7 million in 2014, which did not recur in 2015.

Other Income (Expense)

Interest expense, net of interest capitalized for 2015 increased $12.9 million, or 9.7%, to $146.8 million from $133.8 million in 2014. The increase was primarily due to a higher average debt level attributable to the financing of Quantum of the Seas and Anthem of the Seas.

Other income in 2015 was $3.5 million compared to Other expense of $1.0 million in 2014. The increase in income of $4.5 million was primarily due to income of $23.8 million from our equity method investments in 2015 compared to income of $9.0 million in 2014. The increase in income was partially offset by $12.1 million in foreign exchange losses from the remeasurement of monetary assets and liabilities denominated in foreign currency in 2015 compared to $0.4 million in gains in 2014.

Net Yields

Net Yields decreased 2.7% in 2015 compared to 2014 primarily due to the unfavorable effect of changes in foreign currency exchange rates related to our passenger ticket revenue transactions denominated in currencies other than the United States dollar noted above. Net Yields increased 1.7% in 2015 compared to 2014 on a Constant Currency basis primarily due to the increase in passenger ticket and onboard and other revenues discussed above.

Net Cruise Costs

Net Cruise Costs decreased 1.0% in 2015 compared to 2014 due to the favorable effect of changes in foreign currency exchange rates related to our cruise operating expenses denominated in currencies other than the United States dollar and the decrease in fuel, partially offset by an increase in capacity. Net Cruise Costs per APCD decreased 5.1% in 2015 compared to 2014. Net Cruise Costs per APCD on a Constant Currency basis decreased 2.6% in 2015 compared to 2014.

Net Cruise Costs Excluding Fuel

Net Cruise Costs Excluding Fuel per APCD decreased 0.9% in 2015 compared to 2014 and increased 2.1% in 2015 compared to 2014 on a Constant Currency basis.

Other Comprehensive Loss

Other comprehensive loss decreased by $1.0 million in 2015 compared to 2014 due to a $21.4 million decrease in losses mostly on cash flow derivative hedges resulting from the settlement of fuel cash flow hedges in a loss position during 2015 which partially offset increased unrealized losses from our foreign currency hedges due to the strengthening of the US dollar. The decrease in losses was mostly offset by a $20.4 million increase in foreign currency translation losses resulting from the strengthening of the US dollar compared to the functional currencies of our foreign investments.

Future Application of Accounting Standards

Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements for further information on Recent Accounting Pronouncements.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash flow generated from operations provides us with a significant source of liquidity. Net cash provided by operating activities increased $159.4 million to $1.0 billion for the first six months in 2015 compared to $880.9 million for the same period in 2014. The change in cash provided by operating activities was primarily attributable to an increase in cash receipts from customer deposits, the timing of proceeds from accounts receivable and payments to vendors for the first six months in 2015 compared to the same period in 2014 and a decrease in fuel costs and interest paid for the first six months in 2015 compared to the same period in 2014.
Net cash used in investing activities was $1.2 billion for the first six months in 2015 compared to $0.3 billion for the same period in 2014. The increase was primarily attributable to an increase in capital expenditures of $809.1 million for the first six months in 2015 compared to the same period in 2014 primarily due to the delivery of Anthem of the Seas. In addition, during the first six months of 2015, we paid $118.5 million on settlements on our foreign currency forward contracts, compared to proceeds of $18.1 million during the same period in 2014. The increase was partially offset by an increase in cash received on loan to unconsolidated affiliate of $54.2 million for the first six months in 2015 compared to the same period in 2014.
Net cash provided by financing activities was $151.1 million for the first six months in 2015 compared to net cash used in financing activities of $575.0 million for the same period in 2014. This change was primarily due to an increase in debt proceeds of $529.8 million, a decrease in repayment of debt of $342.2 million, partially offset by an increase in dividends paid of $65.9 million. The increase in debt proceeds was primarily due to the $742.1 million unsecured term loan borrowed in April 2015 to finance the purchase of Anthem of the Seas and higher drawings on our revolving credit facilities during the first six months of 2015 compared to proceeds received on our $380.0 million unsecured term loan facility during the first six months of 2014. The decrease in repayment of debt was primarily due to the payment at maturity of our €745.0 million 5.625% unsecured senior notes during the first six months of 2014 that did not recur in 2015, partially offset by higher payments on our revolving credit facilities during the first six months of 2015.
Future Capital Commitments

Capital Expenditures

As of June 30, 2015, our brands, including our 50% joint venture, TUI Cruises, had ten ships on order. The expected dates that our ships on order will enter service and their approximate berths are as follows:

Ship	Expected to Enter Service	Approximate Berths
Royal Caribbean International —
Quantum-class:
Ovation of the Seas	2nd Quarter 2016	4,150
Unnamed	2nd Quarter 2019	4,150
Oasis-class:
Harmony of the Seas	2nd Quarter 2016	5,450
Unnamed	2nd Quarter 2018	5,450
Celebrity Cruises — Project Edge
Unnamed	4th Quarter 2018	2,900
Unnamed	1st Half 2020	2,900
TUI Cruises (50% joint venture)
Mein Schiff 5	2nd Quarter 2016	2,500
Mein Schiff 6	2nd Quarter 2017	2,500
Unnamed	2nd Quarter 2018	2,850
Unnamed	2nd Quarter 2019	2,850
	Total Berths	35,700

Our future capital commitments consist primarily of new ship orders. As of June 30, 2015, we had two Quantum-class ships and two Oasis-class ships on order for our Royal Caribbean International brand with an aggregate capacity of approximately 19,200 berths. In February 2015, we reached conditional agreements with STX France to build two ships of a new generation of Celebrity Cruises ships, known as "Project Edge." The agreement is subject to certain conditions to effectiveness expected to occur later this year. The ships will each have a capacity of approximately 2,900 berths.

As of June 30, 2015, the aggregate cost of our ships on order, not including the "Project Edge" ships and the TUI Cruises' ships on order was approximately $5.0 billion, of which we had deposited $385.8 million as of such date. Approximately 42.9% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at June 30, 2015. (See Note 6. Commitments and Contingencies and Note 9. Fair Value Measurements and Derivative Instruments to our consolidated financial statements under Item 1. Financial Statements).

As of June 30, 2015, we anticipate overall full year capital expenditures will be approximately $1.6 billion for 2015, $2.3 billion for 2016, $0.5 billion for 2017, $2.4 billion for 2018 and $1.3 billion for 2019.

Contractual Obligations

As of June 30, 2015, our contractual obligations were as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Operating Activities:
Operating lease obligations(1)	$201,602	$23,216	$33,353	$23,392	$121,641
Interest on long-term debt(2)	1,251,860	247,678	390,135	253,883	360,164
Other(3)	854,907	188,742	337,758	204,303	124,104
Investing Activities:	0
Ship purchase obligations(4)	3,539,732	1,637,220	1,154,951	747,561	—
Financing Activities:	0
Long-term debt obligations(5)	8,727,026	1,179,252	1,915,765	2,913,063	2,718,946
Capital lease obligations(6)	53,880	9,324	12,988	7,050	24,518
Other(7)	84,818	22,854	38,041	19,958	3,965
Total	$14,713,825	$3,308,286	$3,882,991	$4,169,210	$3,353,338

(1)	We are obligated under noncancelable operating leases primarily for offices, warehouses and motor vehicles. Amounts represent contractual obligations with initial terms in excess of one year.

(2)
Long-term debt obligations mature at various dates through fiscal year 2027 and bear interest at fixed and variable rates. Interest on variable-rate debt is calculated based on forecasted debt balances, including interest swapped using the applicable rate at June 30, 2015. Debt denominated in other currencies is calculated based on the applicable exchange rate at June 30, 2015.

(3)	Amounts primarily represent future commitments with remaining terms in excess of one year to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts.

(4)	Amounts do not include potential obligations which remain subject to cancellation at our sole discretion and our conditional agreements with STX France for the "Project Edge" ships.

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

Off-Balance Sheet Arrangements

We and TUI AG have each guaranteed repayment of 50% of a €148.0 million amortizing bank loan provided to TUI Cruises which is due 2022. Notwithstanding this, the lenders have agreed to release each shareholder’s guarantee in 2018. As of June 30, 2015, €148.0 million, or approximately $164.9 million based on the exchange rate at June 30, 2015, remains outstanding. Based on current facts and circumstances, we do not believe potential obligations under this guarantee are probable.

TUI Cruises entered into various ship construction and credit agreements that include certain restrictions on each of our and TUI AG’s ability to reduce our current ownership interest in TUI Cruises below 37.55% through 2021.

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

Funding Needs and Sources

We have significant contractual obligations of which our debt service obligations and the capital expenditures associated with our ship purchases represent our largest funding needs. As of June 30, 2015, we had approximately $3.3 billion in contractual obligations due through June 30, 2016, of which approximately $1.2 billion relates to debt maturities, $1.6 billion relates to the acquisition of Harmony of the Seas and Ovation of the Seas along with progress payments on our other ship purchases and $247.7 million relates to interest on long-term debt. We have historically relied on a combination of cash flows provided by operations, drawdowns under our available credit facilities, the incurrence of additional debt and/or the refinancing of our existing debt and the issuance of additional shares of equity securities to fund these obligations.

As of June 30, 2015, we had on order two Quantum-class ships and two Oasis-class ships each of which has committed unsecured bank financing arrangements which include sovereign financing guarantees. Refer to Note 6. Commitments and Contingencies to our consolidated financial statements for further information.

We had a working capital deficit of $3.9 billion as of June 30, 2015 as compared to a working capital deficit of $3.0 billion as of December 31, 2014. Included within our working capital deficit is $1.2 billion and $799.6 million of current portion of long-term debt, including capital leases, as of June 30, 2015 and December 31, 2014, respectively, of which we repaid $279.0 million of unsecured senior notes as scheduled in July 2015. The increase in working capital deficit was primarily due to the increase in current maturities of long-term debt. Similar to others in our industry, we operate with a substantial working capital deficit. This deficit is mainly attributable to the fact that, under our business model, a vast majority of our passenger ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts remain a current liability until the sailing date. The cash generated from these advance receipts is used interchangeably with cash on hand from other sources, such as our revolving credit facilities and other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future sailing or otherwise, pay down our revolving credit facilities, invest in long term investments or any other use of cash. In addition, we have a relatively low-level of accounts receivable and rapid turnover results in a limited investment in inventories. We generate substantial cash flows from operations and our business model, along with our unsecured revolving credit facilities, has historically allowed us to maintain this working capital deficit and still meet our operating, investing and financing needs. We expect that we will continue to have working capital deficits in the future.

During the second quarter of 2015, we amended and restated our $1.1 billion unsecured revolving credit facility due July 2016. The amendment reduced the applicable margin and facility fee and extended the termination date to June 2020.

In July 2015, we amended our $1.2 billion unsecured revolving credit facility due August 2018 to reduce pricing in line with the pricing of the $1.1 billion unsecured revolving credit facility amended in June 2015. At the same time, we also amended our $380.0 million, €365.0 million, $290.0 million and $65.0 million unsecured term loans due at various dates from 2016 through 2019 to reduce the applicable margins, now each 1.75% based on our current debt rating. We also extended the termination date of the $290 million unsecured term loan from February 2016 to February 2018. Refer to Note 4. Long-Term Debt to our consolidated financial statements for further information.

As of June 30, 2015, we had liquidity of $1.0 billion, consisting of approximately $159.4 million in cash and cash equivalents and $880.0 million available under our unsecured credit facilities. We anticipate that our cash flows from operations and our current financing arrangements, as described above, will be adequate to meet our capital expenditures and debt repayments over the next twelve-month period.

If (i) any person other than A. Wilhelmsen AS. and Cruise Associates and their respective affiliates (the “Applicable Group”) acquires ownership of more than 33% of our common stock and the Applicable Group owns less of our common stock than such person, or (ii) subject to certain exceptions, during any 24-month period, a majority of the Board is no longer comprised of individuals who were members of the Board on the first day of such period, we may be obligated to prepay indebtedness outstanding under our ship financing facilities, which we may be unable to replace on similar terms. Our other debt agreements also contain change of control provisions that would be triggered by the acquisition of greater than 50% of our common stock by (i) any person or (ii) in the case of our public debt securities, by a person other than a member of the Applicable Group coupled with a ratings downgrade. If this were to occur, it would have an adverse impact on our liquidity and operations.

Debt Covenants

Certain of our financing agreements contain covenants that require us, among other things, to maintain minimum net worth of at least $6.4 billion, a fixed charge coverage ratio of at least 1.25x and limit our net debt-to-capital ratio to no more than 62.5%.  The fixed charge coverage ratio is calculated by dividing net cash from operations for the past four quarters by the sum of dividend payments plus scheduled principal debt payments in excess of any new financings for the past four quarters. Our minimum net worth and maximum net debt-to-capital calculations exclude the impact of Accumulated other comprehensive loss on Total shareholders’ equity. We were well in excess of all debt covenant requirements as of June 30, 2015. The specific covenants and related definitions can be found in the applicable debt agreements, the majority of which have been previously filed with the Securities and Exchange Commission.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2015, the Alaska Department of Environmental Conservation issued Notices of Violation to Royal Caribbean International and Celebrity Cruises seeking monetary penalties for alleged violations of the Alaska Marine Visible Emission Standards that occurred over the past five years on certain of our vessels. We believe we have meritorious defenses to the allegations and we are cooperating with the state of Alaska. We do not believe that the ultimate outcome of these claims will have a material adverse impact on our financial condition or results of operations and cash flows.

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

Item 6. Exhibits

10.1
Amendment to the Amended and Restated Credit Agreement, dated as of June 15, 2015, among the Company, the various financial institutions as are or shall become parties thereto and The Bank of Nova Scotia, as administrative agent for the lender parties (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 19, 2015).

10.2
Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of July 10, 2015, among the Company, the various financial institutions as are or shall become parties thereto and Nordea Bank Finland Plc, New York Branch, as administrative agent for the lender parties*

10.3	Employment Agreement dated as of July 16, 2015 between the Company and Michael W. Bayley*

10.4	Amended and Restated Executive Short Term Bonus Plan*

10.5	Sixth Amendment to Lease Agreement dated as of May 29, 2015 by and between the Company and RT Miramar II, LLC*

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1
Certifications of the Chairman and Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code**

*	Filed herewith
**	Furnished herewith

Interactive Data File

101                          The following financial statements from Royal Caribbean Cruises Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, as filed with the SEC on July 31, 2015, formatted in XBRL, as follows:

(i)                     the Consolidated Statements of Comprehensive Income (Loss) for the quarter ended June 30, 2015 and 2014;

(ii)                 the Consolidated Statements of Comprehensive Income (Loss) for the six months ended June 30, 2015 and 2014;

(iii)	the Consolidated Balance Sheets at June 30, 2015 and December 31, 2014;

(iv)                the Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014; and

(v)                   the Notes to the Consolidated Financial Statements, tagged in summary and detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL CARIBBEAN CRUISES LTD.
(Registrant)

/s/ JASON T. LIBERTY
Jason T. Liberty
Chief Financial Officer
July 31, 2015	(Principal Financial Officer and duly authorized signatory)