Form 10-Q
period 2015-09-30
ROYAL CARIBBEAN CRUISES LTD
filed 2015-10-23
CIK 884887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

There were 219,995,391 shares of common stock outstanding as of October 16, 2015.

ROYAL CARIBBEAN CRUISES LTD.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in thousands, except per share data)

	Quarter Ended September 30,
	2015	2014
Passenger ticket revenues	$1,873,942	$1,786,746
Onboard and other revenues	649,158	602,016
Total revenues	2,523,100	2,388,762
Cruise operating expenses:
Commissions, transportation and other	413,156	396,916
Onboard and other	175,214	182,658
Payroll and related	217,627	214,260
Food	122,124	120,908
Fuel	199,848	230,818
Other operating	259,057	281,322
Total cruise operating expenses	1,387,026	1,426,882
Marketing, selling and administrative expenses	256,060	239,662
Depreciation and amortization expenses	210,742	192,448
Impairment of Pullmantur related assets	411,267	—
Restructuring charges	—	308
Operating Income	258,005	529,462
Other income (expense):
Interest income	1,735	2,117
Interest expense, net of interest capitalized	(66,819)	(60,100)
Other income (including in 2015 a net deferred tax benefit of $12.0 million related to the Pullmantur impairment)	35,866	18,769
	(29,218)	(39,214)
Net Income	$228,787	$490,248
Earnings per Share:
Basic	$1.04	$2.20
Diluted	$1.03	$2.19
Weighted-Average Shares Outstanding:
Basic	219,963	222,523
Diluted	221,137	223,859
Comprehensive Income
Net Income	$228,787	$490,248
Other comprehensive (loss) income:
Foreign currency translation adjustments	(4,191)	(18,482)
Change in defined benefit plans	3,318	(1,451)
Loss on cash flow derivative hedges	(222,492)	(249,626)
Total other comprehensive loss	(223,365)	(269,559)
Comprehensive Income	$5,422	$220,689

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in thousands, except per share data)

	Nine Months Ended September 30,
	2015	2014
Passenger ticket revenues	$4,688,189	$4,590,048
Onboard and other revenues	1,708,832	1,665,981
Total revenues	6,397,021	6,256,029
Cruise operating expenses:
Commissions, transportation and other	1,093,409	1,068,961
Onboard and other	438,558	456,296
Payroll and related	647,788	634,232
Food	361,317	358,172
Fuel	607,689	718,081
Other operating	777,291	825,794
Total cruise operating expenses	3,926,052	4,061,536
Marketing, selling and administrative expenses	817,040	790,957
Depreciation and amortization expenses	617,678	579,063
Impairment of Pullmantur related assets	411,267	—
Restructuring charges	—	1,958
Operating Income	624,984	822,515
Other income (expense):
Interest income	8,244	8,023
Interest expense, net of interest capitalized	(213,598)	(193,931)
Other income (including in 2015 a net deferred tax benefit of $12.0 million related to the Pullmantur impairment)	39,354	17,771
	(166,000)	(168,137)
Net Income	$458,984	$654,378
Earnings per Share:
Basic	$2.09	$2.95
Diluted	$2.08	$2.93
Weighted-Average Shares Outstanding:
Basic	219,835	222,007
Diluted	220,979	223,351
Comprehensive Income
Net Income	$458,984	$654,378
Other comprehensive (loss) income:
Foreign currency translation adjustments	(23,994)	(17,845)
Change in defined benefit plans	5,567	(5,536)
Loss on cash flow derivative hedges	(280,968)	(323,179)
Total other comprehensive loss	(299,395)	(346,560)
Comprehensive Income	$159,589	$307,818

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of
	September 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$147,419	$189,241
Trade and other receivables, net	241,638	261,392
Inventories	131,108	123,490
Prepaid expenses and other assets	269,914	226,960
Derivative financial instruments	110,747	—
Total current assets	900,826	801,083
Property and equipment, net	18,776,782	18,193,627
Goodwill	286,707	420,542
Other assets	994,533	1,297,938
	$20,958,848	$20,713,190
Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$905,128	$799,630
Accounts payable	305,747	331,505
Accrued interest	83,281	49,074
Accrued expenses and other liabilities	630,455	635,138
Derivative financial instruments	549,524	266,986
Customer deposits	1,886,356	1,766,914
Total current liabilities	4,360,491	3,849,247
Long-term debt	7,584,808	7,644,318
Other long-term liabilities	757,763	935,266
Commitments and contingencies (Note 7)
Shareholders’ equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 233,796,056 and 233,106,019 shares issued, September 30, 2015 and December 31, 2014, respectively)	2,338	2,331
Paid-in capital	3,279,806	3,253,552
Retained earnings	6,819,809	6,575,248
Accumulated other comprehensive loss	(1,196,389)	(896,994)
Treasury stock (13,808,683 common shares at cost, September 30, 2015 and December 31, 2014)	(649,778)	(649,778)
Total shareholders’ equity	8,255,786	8,284,359
	$20,958,848	$20,713,190
.

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2015	2014
Operating Activities
Net income	$458,984	$654,378
Adjustments:
Depreciation and amortization	617,678	579,063
Impairment of Pullmantur related assets	411,267	—
Net deferred income tax (benefit) expense	(13,466)	1,177
Loss on derivative instruments not designated as hedges	49,607	24,234
Loss on sale of property and equipment	—	17,401
Changes in operating assets and liabilities:
Decrease in trade and other receivables, net	24,130	69,833
(Increase) decrease in inventories	(8,377)	13,900
Increase in prepaid expenses and other assets	(30,649)	(3,596)
Decrease in accounts payable	(22,915)	(33,668)
Increase (decrease) in accrued interest	34,207	(36,693)
Increase in accrued expenses and other liabilities	11,558	48,600
Increase in customer deposits	65,511	104,211
Other, net	10,401	20,724
Net cash provided by operating activities	1,607,936	1,459,564
Investing Activities
Purchases of property and equipment	(1,360,637)	(559,018)
Cash paid on settlement of derivative financial instruments	(158,890)	(14,808)
Investments in and loans to unconsolidated affiliates	(54,250)	(69,748)
Cash received on loans to unconsolidated affiliates	122,710	76,167
Proceeds from sale of property and equipment	—	220,000
Other, net	(18,642)	2,592
Net cash used in investing activities	(1,469,709)	(344,815)
Financing Activities
Debt proceeds	2,962,501	1,917,550
Debt issuance costs	(57,146)	(49,641)
Repayments of debt	(2,887,237)	(2,958,427)
Dividends paid	(197,718)	(131,857)
Proceeds from exercise of common stock options	6,902	65,885
Cash received on settlement of derivative financial instruments	—	22,835
Other, net	1,778	1,422
Net cash used in financing activities	(170,920)	(1,132,233)
Effect of exchange rate changes on cash	(9,129)	(4,022)
Net decrease in cash and cash equivalents	(41,822)	(21,506)
Cash and cash equivalents at beginning of period	189,241	204,687
Cash and cash equivalents at end of period	$147,419	$183,181
Supplemental Disclosure
Cash paid during the period for:
Interest, net of amount capitalized	$151,661	$208,311

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

Basis for Preparation of Consolidated Financial Statements

The unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Estimates are required for the preparation of financial statements in accordance with these principles. Actual results could differ from these estimates. Refer to Note 2. Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of our significant accounting policies.

All significant intercompany accounts and transactions are eliminated in consolidation. We consolidate entities over which we have control, usually evidenced by a direct ownership interest of greater than 50%, and variable interest entities where we are determined to be the primary beneficiary. Refer to Note 5. Other Assets for further information regarding our variable interest entities. For affiliates we do not control but over which we have significant influence on financial and operating policies, usually evidenced by a direct ownership interest from 20% to 50%, the investment is accounted for using the equity method. We consolidate the operating results of Pullmantur and CDF Croisières de France on a two-month lag to allow for more timely preparation of our consolidated financial statements. Except for the impairment of Pullmantur related assets, as described in Note 3. Impairment of Pullmantur Related Assets, no material events or transactions affecting Pullmantur or CDF Croisières de France have occurred during the two-month lag period of August and September 2015 that would require further disclosure or adjustment to our consolidated financial statements as of and for the quarter ended September 30, 2015.

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

Recent Accounting Pronouncements

In May 2014, amended GAAP guidance was issued to clarify the principles used to recognize revenue for all entities. The guidance is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not comprehensively addressed in the prior accounting guidance. This guidance must be applied using one of two retrospective application methods. In August 2015, the effective date of this guidance was deferred by one year and will now be effective for our annual reporting period beginning after December 15, 2017, including interim periods therein. Early adoption is permitted for our annual reporting period beginning after December 15, 2016, including interim periods therein. We are currently evaluating the impact, if any, of the adoption of this newly issued guidance to our consolidated financial statements.

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

In April 2015, amended GAAP guidance was issued simplifying the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by these amendments. Additionally, in August 2015, amended GAAP guidance was issued to clarify the presentation of debt issuance costs associated with line-of-credit arrangements. The amendments continue to allow an entity to present debt issuance costs as an asset with subsequent amortization over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This guidance should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The guidance will be effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The adoption of this newly issued guidance is not expected to have an impact to our consolidated financial statements, with the exception of reclassifying debt issuance costs from Other assets to be reflected as a reduction of our current and long-term liabilities.

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
In September 2015, amended GAAP guidance was issued to simplify the accounting for measurement-period adjustments related to business combinations. The amendments require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are determined and eliminates the requirement to retroactively adjust the provisional amounts recognized at the acquisition date. The guidance will be effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to measurement period adjustments that occur after the effective date. Early adoption is permitted for financial statements that have not been issued. The adoption of this newly issued guidance is not expected to have a material impact to our consolidated financial statements.
Other

Revenues and expenses include port costs that vary with guest head counts. The amounts of such port costs included in Passenger ticket revenues on a gross basis were $156.8 million and $155.0 million for the third quarters of 2015 and 2014, respectively, and $425.6 million and $416.8 million for the nine months ended September 30, 2015 and 2014, respectively.

Reclassifications

On January 1, 2015, we adopted ASC 853, Service Concession Arrangements ("ASC 853"), using the modified retrospective approach. Due to the adoption of ASC 853, $41.9 million has been reclassified in the consolidated balance sheet, as of December 31, 2014, from Property and equipment, net to Other assets in order to conform to the current year presentation. The adoption of this guidance did not have a material impact to our consolidated financial statements as of and for the quarter and nine months ended September 30, 2015.

For the nine months ended September 30, 2014, $1.2 million has been reclassified in the consolidated statements of cash flows from Other, net to Net deferred income tax (benefit) expense within Net cash provided by operating activities in order to conform to the current year presentation.

Note 3. Impairment of Pullmantur Related Assets

Pullmantur is a brand targeted primarily at the Spanish and Latin American markets. These markets have experienced significant volatility and the brand has adopted various changes to its operating strategy as a result. Most recently, in response to favorable economic expectations in Latin America, especially Brazil, management undertook a positioning of the brand to increase sourcing of guests and to deliver deployment for Latin American consumers; transferring newer and more efficient capacity to the brand; and selling Pullmantur’s non-cruise businesses to allow the brand to focus on the core cruise business.

However, the Latin American resurgence was short lived and the core Latin American economies, including Brazil, Mexico, Argentina and Venezuela, have regressed and their currencies have materially depreciated versus the US dollar.  During the second quarter of 2015, as a result of the weakness in Latin America, we decided to defer the scheduled transfer of Royal Caribbean International’s Majesty of the Seas to the Pullmantur fleet. During our most recently completed quarter, the negative economic trends significantly deteriorated. Most notably, the Brazilian Real devalued by approximately 22% relative to the US dollar during the third quarter of 2015.
In light of the increased challenges facing Pullmantur’s Latin American strategy, we recently made a decision to significantly change that strategy from growing the brand through vessel transfers to a right-sizing strategy. This right-sizing strategy includes reducing our exposure to Latin America, refocusing on the brand’s core market of Spain and, consequently, reducing the size of Pullmantur’s fleet. This strategic change includes a decision to redeploy Pullmantur’s Empress to the Royal Caribbean International brand as well as a decision to cancel the intended transfer of the Majesty of the Seas to Pullmantur. As we previously disclosed, the planned growth of the Pullmantur fleet through the transfer of vessels into the brand has been the most significant assumption within Pullmantur's projected cash flows supporting the recoverability of the Pullmantur reporting unit’s goodwill and trademarks and trade names. Our decision to reduce the size of Pullmantur’s fleet significantly decreases the cash flow projections which have been the basis of our impairment analysis.
As a result of these developments, we performed an interim impairment evaluation of Pullmantur’s goodwill and trademarks and trade names in connection with the preparation of our financial statements for the quarter ended September 30, 2015. We estimated the fair value of the Pullmantur reporting unit using a probability-weighted discounted cash flow model. The estimation of future cash flows requires our significant judgment when making assumptions of expected revenues, operating costs, marketing, selling and administrative expenses, interest rates, ship additions and retirements as well as assumptions regarding the cruise vacation industry’s competitive environment and general and economic business conditions, among other factors.
Due to the previously described market conditions and our recent decision to reduce our exposure to Latin America, refocus on the brand’s core Spanish market and reduce the brand's overall capacity, we reviewed the two-step goodwill impairment test based on the updated cash flow projections. As a result of this analysis, we determined that the carrying value of the Pullmantur reporting unit exceeded its fair value. Similarly, we determined that the carrying value of Pullmantur’s trademarks and trade names exceeded their fair value as well. Accordingly, upon the completion of the two-step impairment test, we recognized an impairment charge of $123.8 million and $174.3 million for goodwill and trademark and trade names, respectively, during the quarter ended September 30, 2015. These charges reflect the full carrying amounts of the goodwill and trademark and trade names leaving Pullmantur with no intangible assets on its books.

Additionally, in conjunction with performing the two-step goodwill impairment test, we identified that the estimated fair value of certain long-lived assets, consisting of two ships and three aircraft were less than their carrying values. As a result of this determination, we evaluated these assets pursuant to our long-lived asset impairment test. The decision to significantly reduce our exposure to the Latin American market negatively impacted the expected undiscounted cash flows of these vessels and aircraft and resulted in an impairment charge of $113.2 million to write down these assets to their estimated fair values during the quarter ended September 30, 2015. The remaining assets for the Pullmantur reporting unit have fair values greater than or equal to their carrying amounts.

The carrying amounts of goodwill and intangible assets attributable to our Pullmantur reporting unit were as follows (in thousands):

	Goodwill	Intangibles
Balance at December 31, 2014	$133,583	$188,037
Impairment of Pullmantur related assets	(123,814)	(174,285)
Foreign currency translation adjustment	(9,769)	(13,752)
Balance at September 30, 2015	$—	$—

Intangible assets are reported within Other assets in our consolidated balance sheets.

Pullmantur had recognized a deferred tax liability of $43.4 million, which represented the tax effect of the basis difference between the tax and book values of Pullmantur’s trademarks and trade names. In addition, Pullmantur had recognized a net deferred tax asset relating to net operating losses with an unlimited carryforward period. The benefit of the deferred tax asset was previously assumed through the future realization of the deferred tax liability. A partial valuation allowance was previously established against the deferred tax asset since the utilization of the net operating losses is subject to a 70% annual limitation. As a result of the impairment of the trademarks and trade names, we reversed the deferred tax liability of $43.4 million and increased the valuation allowance by $31.4 million, or to 100% of the deferred tax asset balance, resulting in a $12.0 million deferred tax benefit recognized during the quarter ended September 30, 2015.

The combined impairment charge of $411.3 million related to Pullmantur’s goodwill, trademarks and trade names, vessels and aircraft was reported within Impairment of Pullmantur related assets and the net $12.0 million deferred tax benefit was reported within Other income (expense) in our statement of comprehensive income (loss), resulting in a net impairment loss of $399.3 million.
Note 4. Earnings Per Share

A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income for basic and diluted earnings per share	$228,787	$490,248	$458,984	$654,378
Weighted-average common shares outstanding	219,963	222,523	219,835	222,007
Dilutive effect of stock options, performance share awards and restricted stock awards	1,174	1,336	1,144	1,344
Diluted weighted-average shares outstanding	221,137	223,859	220,979	223,351
Basic earnings per share	$1.04	$2.20	$2.09	$2.95
Diluted earnings per share	$1.03	$2.19	$2.08	$2.93

There were no antidilutive shares for the quarters and nine month periods ended September 30, 2015 and September 30, 2014, respectively.

Note 5. Other Assets

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

We have determined that TUI Cruises GmbH, our 50%-owned joint venture, which operates the brand TUI Cruises, is a VIE. As of September 30, 2015 and December 31, 2014, our investment, including equity and loans, in TUI Cruises was approximately $338.4 million and $370.1 million, respectively. As of September 30, 2015, this amount was included within Other assets in our consolidated balance sheets. In addition, we and TUI AG, our joint venture partner, have each guaranteed the repayment of 50% of a bank loan originally borrowed by TUI Cruises in 2011 and refinanced in May 2015. In connection with the refinancing, the principal amount of the loan was increased by €40.0 million. As of September 30, 2015, the outstanding principal amount of the loan was €142.7 million, or approximately $159.3 million based on the exchange rate at September 30, 2015. In addition the maturity date was extended from May 2016 to May 2022. Notwithstanding this, the lenders have agreed to release each shareholder's guarantee in 2018. The loan continues to amortize quarterly and to be secured by first mortgages on the Mein Schiff 1 and Mein Schiff 2 vessels. Based on current facts and circumstances, we do not believe potential obligations under our guarantee of this bank loan are probable.

The €40.0 million of additional proceeds received by TUI Cruises in connection with the refinancing of the bank loan discussed above were used during the second quarter of 2015 to repay in full the outstanding balance of the debt facility we originally provided to TUI Cruises in 2011 in connection with our sale of Celebrity Mercury.

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

As of September 30, 2015, TUI Cruises has four newbuild ships on order with Meyer Turku scheduled to be delivered in each of 2016, 2017, 2018 and 2019. TUI Cruises has in place commitments for the financing of up to 80% of the contract price of each ship on order. The remaining portion of the contract price of the ships will be funded with a €150.0 million bank facility and TUI Cruises’ cash flows from operations. The various ship construction and credit agreements include certain restrictions on each of our and TUI AG’s ability to reduce our current ownership interest in TUI Cruises below 37.55% through 2021.

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

We have determined that Grand Bahama Shipyard Ltd. (“Grand Bahama”), a ship repair and maintenance facility in which we have a 40% noncontrolling interest, is a VIE. The facility serves cruise and cargo ships, oil and gas tankers and offshore units.  We utilize this facility, among other ship repair facilities, for our regularly scheduled drydocks and certain emergency repairs as may be required. We have determined that we are not the primary beneficiary of this facility as we do not have the power to direct the activities that most significantly impact the facility’s economic performance. Accordingly, we do not consolidate this entity and we account for this investment under the equity method of accounting. As of September 30, 2015, the net book value of our investment in Grand Bahama was approximately $52.7 million, consisting of $12.5 million in equity and $40.2 million in loans. As of December 31, 2014, the net book value of our investment in Grand Bahama was approximately $53.8 million, consisting of $7.7 million in equity and $46.1 million in loans. These amounts represent our maximum exposure to loss. During the nine months ended September 30, 2015 and September 30, 2014, we received approximately $3.1 million and $3.6 million, respectively, in principal and interest payments related to a loan that is in accrual status from Grand Bahama, which was paid in full during the quarter ended June 30, 2015. The remaining amount of our loan to Grand Bahama is in non-accrual status and is included within Other assets in our consolidated balance sheets for which we received payments of approximately $2.8 million during the quarter ended September 30 , 2015. We monitor credit risk associated with this loan through our participation on Grand Bahama’s board of directors along with our review of Grand Bahama’s financial statements and projected cash flows. Based on this review, we believe the risk of loss associated with the outstanding loan is not probable as of September 30, 2015.

We have determined that Skysea Holding, in which we have a 35% noncontrolling interest, is a VIE for which we are not the primary beneficiary, as we do not have the power to direct the activities that most significantly impact the entity's economic performance. Accordingly, we do not consolidate this entity and we account for this investment under the equity method of accounting. In addition, we and Ctrip.com International Ltd, which also owns 35% of Skysea Holding, each provided a debt facility to a wholly owned subsidiary of Skysea Holding in the amount of $80.0 million. Interest under these facilities, which mature in January 2030, initially accrues at a rate of 3.0% per annum with an increase of at least 0.5% every two years through maturity. The facilities, which are pari passu to each other, are each 100% guaranteed by Skysea Holding and are secured by a first priority mortgage on the ship, Golden Era, formerly known as Celebrity Century, which we sold to a wholly owned subsidiary of Skysea Holding in September 2014. As of September 30, 2015 and December 31, 2014, our investment in Skysea Holding and its subsidiaries, including equity and loans, was approximately $101.6 million and $106.3 million, respectively. This amount was included within Other assets in our consolidated balance sheets. Our investment amount is substantially our maximum exposure to loss. During the quarter ended June 30, 2015, Skysea Holding and its subsidiaries commenced operations through the brand SkySea Cruises.

Our share of income from investments accounted for under the equity method of accounting, including the entities discussed above, was $38.4 million and $25.7 million for the quarters ended September 30, 2015 and September 30, 2014, respectively, and $62.2 million and $34.7 million for the nine months ended September 30, 2015 and September 30, 2014, respectively, and was recorded within Other income.

Note 6. Long-Term Debt

In April 2015, we took delivery of Anthem of the Seas. To finance the purchase, we borrowed $742.1 million under a previously committed unsecured term loan which is 95% guaranteed by Euler Hermes Deutschland AG ("Hermes"), the official export credit agency of Germany. The loan amortizes semi-annually over 12 years and bears interest at LIBOR plus a margin of 1.30%, totaling 1.71% as of September 30, 2015. Refer to Note 10. Fair Value Measurements and Derivative Instruments for information regarding interest rate swap agreements related to this loan.

In June 2015, we amended and restated our $1.1 billion unsecured revolving credit facility due July 2016. The amendment reduced the applicable margin and facility fee and extended the termination date to June 2020. The applicable margin and facility fee vary with our debt rating and were 1.50% and 0.25%, respectively, as of September 30, 2015. We have the right to request an increase in the capacity of the amended facility by an additional $300 million, subject to the receipt of additional or increased lender commitments, and to extend the termination date by up to two years, subject to lender consent. Additionally, in July 2015, we amended our $1.2 billion unsecured revolving credit facility due August 2018 to reduce pricing in line with the amended pricing of the $1.1 billion unsecured revolving credit facility. These amendments did not result in the extinguishment of debt.

In July 2015, we also amended our $380.0 million, €365.0 million, $290.0 million and $65.0 million unsecured term loans due at various dates from 2016 through 2019 to reduce the applicable margins. The margins are currently 1.75% for each loan based on our debt rating as of September 30, 2015. The termination date of the $290 million unsecured term loan was extended from February 2016 to February 2018. None of these amendments resulted in the extinguishment of debt.

In October 2015, we received increased lender commitments for our unsecured revolving credit facility due June 2020 in the amount of $300 million, bringing our total capacity under this facility to $1.4 billion.

Note 7. Commitments and Contingencies

In January 2015, we entered into a financing arrangement for the US dollar financing of the fourth Oasis-class ship. Through the financing arrangement, we have the right, but not the obligation, to satisfy the obligations to be incurred upon delivery and acceptance of the vessel under the shipbuilding contract by assuming, at delivery and acceptance, the debt indirectly incurred by the shipbuilder during the construction of the ship. The amount assumed under this arrangement is not to exceed the US dollar equivalent of €931.2 million, or approximately $1.0 billion, based on the exchange rate at September 30, 2015. The loan, if we were to elect assumption at the date of actual delivery, will amortize semi-annually and will mature 12 years following delivery of the ship. At our election, interest on the loan will accrue either (1) at a fixed rate of 3.82% (inclusive of the applicable margin) or (2) at a floating rate equal to LIBOR plus 1.10%.
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

In October 2015, our conditional agreements with STX France to build two ships of a new generation of Celebrity Cruises ships, known as "Project Edge" became effective. We received commitments for the unsecured financing of the ships for up to 80% of the ship’s contract price through a facility to be guaranteed 100% by COFACE. The ships will each have a capacity of approximately 2,900 berths and are expected to enter service in the fourth quarter of 2018 and the first half of 2020, respectively.

As of September 30, 2015, the aggregate cost of our ships on order, not including the "Project Edge" ships and the TUI Cruises' ships on order, was approximately $5.0 billion, of which we had deposited $449.8 million as of such date. Approximately 43.7% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at September 30, 2015. Refer to Note 10. Fair Value Measurements and Derivative Instruments for further information.

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

Note 8. Shareholders’ Equity

In September 2015, we declared a cash dividend on our common stock of $0.375 per share which was paid in the fourth quarter of 2015. During the first and second quarters of 2015, we declared and paid a cash dividend on our common stock of $0.30 per share. During the first quarter of 2015, we also paid a cash dividend on our common stock of $0.30 per share which was declared during the fourth quarter of 2014.

During the third quarter of 2014, we declared a cash dividend on our common stock of $0.30 per share which was paid in the fourth quarter of 2014. During the first and second quarters of 2014, we declared and paid a cash dividend on our common stock of $0.25 per share. During the first quarter of 2014, we also paid a cash dividend on our common stock of $0.25 per share which was declared during the fourth quarter of 2013.

In October 2015, our board of directors authorized a common stock repurchase program for up to $500 million. The timing and number of shares purchased will depend on a variety of factors including price and market conditions.  Repurchases under the program are expected to be funded from available cash or borrowings under our revolving credit facilities. On October 23, 2015, we executed an agreement with an investment bank to purchase a total of $200 million, of the $500 million authorized amount, of our common stock under an accelerated stock repurchase (ASR) transaction. Under the terms of the ASR agreement, we will receive upfront the majority of the shares of our common stock to be repurchased based on current market prices in exchange for a prepayment of $200 million. The final number of shares to be repurchased will be determined upon settlement based on the average of the daily volume-weighted average prices of our common stock during the term of the transaction, less a discount (the "Final Repurchase Price"). Upon final settlement, which is expected no later than the end of January 2016, and depending on the Final Repurchase Price, the investment bank may be required to deliver additional shares of common stock to us or we may be required to deliver shares of common stock or to make a cash payment, at our election, to the investment bank. The initial shares received upon prepayment and incremental shares received at maturity, if any, will be recorded in Shareholders’ equity upon delivery, based on the current market price of our common stock. Future stock repurchase transactions could include open market purchases or additional accelerated share repurchases. We expect to complete the program by the end of 2016.

Note 9. Changes in Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2015 and 2014 (in thousands):

	Accumulated Other Comprehensive Income (Loss) for the Nine Months Ended September 30, 2015				Accumulated Other Comprehensive Income (Loss) for the Nine Months Ended September 30, 2014
	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated comprehensive (loss) income at beginning of the year	$(826,026)	$(31,207)	$(39,761)	$(896,994)	$43,324	$(23,994)	$(13,659)	$5,671
Other comprehensive (loss) income before reclassifications	(483,946)	4,213	(23,994)	(503,727)	(339,415)	(6,829)	(19,842)	(366,086)
Amounts reclassified from accumulated other comprehensive (loss) income	202,978	1,354	—	204,332	16,236	1,293	1,997	19,526
Net current-period other comprehensive (loss) income	(280,968)	5,567	(23,994)	(299,395)	(323,179)	(5,536)	(17,845)	(346,560)
Ending balance	$(1,106,994)	$(25,640)	$(63,755)	$(1,196,389)	$(279,855)	$(29,530)	$(31,504)	$(340,889)

The following table presents reclassifications out of accumulated other comprehensive income (loss) for the quarter and nine months ended September 30, 2015 and 2014 (in thousands):

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
Details About Accumulated Other Comprehensive Income (Loss) Components	Quarter Ended September 30, 2015	Quarter Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	Affected Line Item in Statements of Comprehensive Income (Loss)
(Loss) gain on cash flow derivative hedges:
Cross currency swaps	$—	$—	$—	$(261)	Interest expense, net of interest capitalized
Interest rate swaps	(10,276)	(3,106)	(27,024)	(9,312)	Interest expense, net of interest capitalized
Foreign currency forward contracts	(752)	(450)	(2,153)	(1,348)	Depreciation and amortization expenses
Foreign currency forward contracts	(239)	(238)	(715)	(4,052)	Other income
Foreign currency forward contracts	—	—	—	(57)	Interest expense, net of interest capitalized
Foreign currency collar options	(568)	—	(1,003)	—	Depreciation and amortization expenses
Fuel swaps	(65,975)	(1,996)	(172,083)	(1,206)	Fuel
	(77,810)	(5,790)	(202,978)	(16,236)
Amortization of defined benefit plans:
Actuarial loss	(354)	(222)	(1,061)	(666)	Payroll and related
Prior service costs	—	(209)	(293)	(627)	Payroll and related
	(354)	(431)	(1,354)	(1,293)
Release of foreign cumulative translation due to sale of Pullmantur's non-core businesses:
Foreign cumulative translation	—	—	—	(1,997)	Other operating
Total reclassifications for the period	$(78,164)	$(6,221)	$(204,332)	$(19,526)

Note 10. Fair Value Measurements and Derivative Instruments

Fair Value Measurements

The estimated fair value of our financial instruments that are not measured at fair value, categorized based upon the fair value hierarchy, are as follows (in thousands):

	Fair Value Measurements at September 30, 2015 Using					Fair Value Measurements at December 31, 2014 Using
Description	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Cash and cash equivalents(4)	$147,419	$147,419	$147,419	$—	$—	$189,241	$189,241	$189,241	$—	$—
Total Assets	$147,419	$147,419	$147,419	$—	$—	$189,241	$189,241	$189,241	$—	$—
Liabilities:
Long-term debt (including current portion of long-term debt)(5)	$8,438,804	$8,732,461	$1,556,756	$7,175,705	$—	$8,391,301	$8,761,414	$1,859,361	$6,902,053	$—
Total Liabilities	$8,438,804	$8,732,461	$1,556,756	$7,175,705	$—	$8,391,301	$8,761,414	$1,859,361	$6,902,053	$—

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
(3) Inputs that are unobservable. The Company did not use any Level 3 inputs as of September 30, 2015 and December 31, 2014.
(4) Consists of cash and marketable securities with original maturities of less than 90 days.
(5) Consists of unsecured revolving credit facilities, senior notes, senior debentures and term loans. Does not include our capital lease obligations.

Other Financial Instruments

The carrying amounts of accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value at September 30, 2015 and December 31, 2014.

Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2015 Using				Fair Value Measurements at December 31, 2014 Using
Description	Total	Level 1(1)	Level 2(2)	Level 3(3)	Total	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Derivative financial instruments(4)	$113,279	$—	$113,279	$—	$63,981	$—	$63,981	$—
Investments(5)	$3,884	3,884	—	—	$5,531	5,531	—	—
Total Assets	$117,163	$3,884	$113,279	$—	$69,512	$5,531	$63,981	$—
Liabilities:
Derivative financial instruments(6)	$925,202	$—	$925,202	$—	$767,635	$—	$767,635	$—
Total Liabilities	$925,202	$—	$925,202	$—	$767,635	$—	$767,635	$—

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
(3) Inputs that are unobservable. The Company did not use any Level 3 inputs as of September 30, 2015 and December 31, 2014.
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

The reported fair values are based on a variety of factors and assumptions. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of September 30, 2015 or December 31, 2014, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.

The following table presents information about the Company’s goodwill, indefinite-life intangible assets and long-lived assets for our Pullmantur reporting unit recorded at fair value on a nonrecurring basis (in thousands):

	Fair Value Measurements at September 30, 2015 Using
Description	Total Carrying Amount	Total Fair Value	Level 3	Total Impairment
Pullmantur Goodwill (1)	—	—	—	123,814
Indefinite-life intangible asset—Pullmantur trademarks and trade names (2)	—	—	—	174,285
Long-lived assets—Pullmantur aircraft and vessels (3)	147,900	147,900	147,900	113,168
Total	147,900	147,900	147,900	411,267

(1) We estimated the fair value of the Pullmantur reporting unit using a probability-weighted discounted cash flow model. The principal assumptions used in the discounted cash flow model are projected operating results, weighted-average cost of capital and terminal value. Significantly impacting these assumptions was the decision to reduce the size of Pullmantur's fleet. The discounted cash flow model used our 2016 projected operating results as a base. To that base we added future years’ cash flows through 2020 assuming multiple revenue and expense scenarios that reflect the impact of different global economic environments for this period on Pullmantur’s reporting unit. We assigned a probability to each revenue and expense scenario. We discounted the projected cash flows using rates specific to Pullmantur’s reporting unit based on its weighted-average cost of capital, which was determined to be 11%.

(2) We estimated the fair value of our indefinite-life intangible asset using a discounted cash flow model and the relief-from-royalty method. These trademarks and trade names relate to Pullmantur and we have used a discount rate of 11.5%, comparable to the rate used in valuing the Pullmantur reporting unit.

(3) We estimated the fair value of our long-lived assets using the market approach for the aircraft and a blended indication from the cost and market approaches for the vessels. A significant input in performing the fair value assessments for these assets was comparable market transactions.

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

As of September 30, 2015 and December 31, 2014, no cash collateral was received or pledged under our ISDA agreements. See Credit Related Contingent Features for further discussion on contingent collateral requirements for our derivative instruments.

The following table presents information about the Company’s offsetting of financial assets under master netting agreements with derivative counterparties:

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of September 30, 2015				As of December 31, 2014
	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Received	Net Amount of Derivative Assets
(In thousands)
Derivatives subject to master netting agreements	$113,279	$(112,567)	$—	$712	$63,981	$(63,981)	$—	$—
Total	$113,279	$(112,567)	$—	$712	$63,981	$(63,981)	$—	$—

The following table presents information about the Company’s offsetting of financial liabilities under master netting agreements with derivative counterparties:

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of September 30, 2015				As of December 31, 2014
	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Pledged	Net Amount of Derivative Liabilities
(In thousands)
Derivatives subject to master netting agreements	$(925,202)	$112,567	$—	$(812,635)	$(767,635)	$63,981	$—	$(703,654)
Total	$(925,202)	$112,567	$—	$(812,635)	$(767,635)	$63,981	$—	$(703,654)

Concentrations of Credit Risk

We monitor our credit risk associated with financial and other institutions with which we conduct significant business and, to minimize these risks, we select counterparties with credit risks acceptable to us and we seek to limit our exposure to an individual counterparty. Credit risk, including but not limited to counterparty nonperformance under derivative instruments, our credit facilities and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions, insurance companies and export credit agencies many of which we have long-term relationships with and which have credit risks acceptable to us or where the credit risk is spread out among a large number of counterparties. As of September 30, 2015, our exposure under our derivative instruments was approximately $0.7 million. As of December 31, 2014, we did not have any exposure under our derivative instruments. We do not anticipate nonperformance by any of our significant counterparties. In addition, we have established guidelines we follow regarding credit ratings and instrument maturities to maintain safety and liquidity. We do not normally require collateral or other security to support credit relationships; however, in certain circumstances this option is available to us.

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

On an ongoing basis, we assess whether derivatives used in hedging transactions are “highly effective” in offsetting changes in the fair value or cash flow of hedged items. We use the long-haul method to assess hedge effectiveness using regression analysis for each hedge relationship under our interest rate, foreign currency and fuel hedging programs. We apply the same methodology on a consistent basis for assessing hedge effectiveness to all hedges within each hedging program (i.e. interest rate, foreign currency and fuel). We perform regression analyses over an observation period of up to three years, utilizing market data relevant to the hedge horizon of each hedge relationship. High effectiveness is achieved when a statistically valid relationship reflects a high degree of offset and correlation between the changes in the fair values of the derivative instrument and the hedged item. The determination of ineffectiveness is based on the amount of dollar offset between the change in fair value of the derivative instrument and the change in fair value of the hedged item at the end of the reporting period. If it is determined that a derivative is not highly effective as a hedge or hedge accounting is discontinued, any change in fair value of the derivative since the last date at which it was determined to be effective is recognized in earnings. In addition, the ineffective portion of our highly effective hedges is immediately recognized in earnings and reported in Other income in our consolidated statements of comprehensive income (loss).

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our long-term debt obligations including future interest payments. At September 30, 2015, approximately 33.0% of our long-term debt was effectively fixed as compared to 28.5% as of December 31, 2014. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense.

Market risk associated with our long-term fixed rate debt is the potential increase in fair value resulting from a decrease in interest rates. We use interest rate swap agreements that effectively convert a portion of our fixed-rate debt to a floating-rate basis to manage this risk. At September 30, 2015 and December 31, 2014, we maintained interest rate swap agreements on the $420.0 million fixed rate portion of our Oasis of the Seas unsecured amortizing term loan and on the $650.0 million unsecured senior notes due 2022. The interest rate swap agreements on Oasis of the Seas debt effectively changed the interest rate on the balance of the unsecured term loan, which was $227.5 million as of September 30, 2015, from a fixed rate of 5.41% to a LIBOR-based floating rate equal to LIBOR plus 3.87%, currently approximately 4.28%. The interest rate swap agreements on the $650.0 million unsecured senior notes effectively changed the interest rate of the unsecured senior notes from a fixed rate of

5.25% to a LIBOR-based floating rate equal to LIBOR plus 3.63%, currently approximately 3.95%. These interest rate swap agreements are accounted for as fair value hedges.

Market risk associated with our long-term floating rate debt is the potential increase in interest expense from an increase in interest rates. We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage this risk. In May 2015, we entered into forward-starting interest rate swap agreements that hedge the anticipated unsecured amortizing term loan that will finance a portion of our purchase of Harmony of the Seas. Forward-starting interest rate swaps hedging the Harmony of the Seas loan will effectively convert the interest rate for €693.4 million, or approximately $774.2 million based on the exchange rate at September 30, 2015, of the anticipated loan balance from EURIBOR plus 1.15% to a fixed rate of 2.26% (inclusive of margin) beginning in May 2016. In September 2015, we entered into forward-starting interest rate swap agreements that hedge the anticipated unsecured amortizing term loan that will finance our purchase of Ovation of the Seas. Forward-starting interest rate swaps hedging the Ovation of the Seas loan will effectively convert the interest rate for $830.0 million of the anticipated loan balance from LIBOR plus 1.00% to a fixed rate of 3.16% (inclusive of margin) beginning in April 2016. These interest rate swap agreements are accounted for as cash flow hedges.

In addition, at September 30, 2015 and December 31, 2014, we maintained interest rate swap agreements on our Celebrity Reflection term loan. Our interest rate swap agreements effectively converted the interest rate on a portion of the Celebrity Reflection unsecured amortizing term loan balance of approximately $518.1 million from LIBOR plus 0.40% to a fixed rate (including applicable margin) of 2.85% through the term of the loan. Additionally, at September 30, 2015 and December 31, 2014, we maintained interest rate swap agreements on our Quantum of the Seas term loan. Our interest rate swap agreements effectively converted the interest rate on a portion of the Quantum of the Seas unsecured amortizing term loan balance of approximately $704.4 million from LIBOR plus 1.30% to a fixed rate of 3.74% (inclusive of margin) through the term of the loan. Furthermore, at September 30, 2015, we maintained interest rate swap agreements on our Anthem of the Seas term loan. Our interest rate swap agreements effectively converted the interest rate on a portion of the Anthem of the Seas unsecured amortizing term loan balance of approximately $725.0 million from LIBOR plus 1.30% to a fixed rate of 3.86% (inclusive of margin) through the term of the loan. These interest rate swap agreements are accounted for as cash flow hedges.

The notional amount of interest rate swap agreements related to outstanding debt and on our current unfunded financing arrangements as of September 30, 2015 and December 31, 2014 was $4.4 billion and $2.9 billion, respectively.

Foreign Currency Exchange Rate Risk

Derivative Instruments

Our primary exposure to foreign currency exchange rate risk relates to our ship construction contracts denominated in Euros, our foreign currency denominated debt and our international business operations. We enter into foreign currency forward contracts, collar options and cross currency swap agreements to manage portions of the exposure to movements in foreign currency exchange rates. As of September 30, 2015, the aggregate cost of our ships on order, not including the "Project Edge" ships and the TUI Cruises' ships on order, was approximately $5.0 billion, of which we had deposited $449.8 million as of such date. Approximately 43.7% and 28.8% of the aggregate cost of the ships under construction was exposed to fluctuations in the Euro exchange rate at September 30, 2015 and December 31, 2014, respectively. The majority of our foreign currency forward contracts, collar options and cross currency swap agreements are accounted for as cash flow, fair value or net investment hedges depending on the designation of the related hedge.

On a regular basis, we enter into foreign currency forward contracts and, from time to time, we utilize cross-currency swap agreements to minimize the volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than our functional currency or the functional currencies of our foreign subsidiaries. During the third quarter of 2015, we maintained an average of approximately $517.2 million of these foreign currency forward contracts. These instruments are not designated as hedging instruments. Changes in the fair value of the foreign currency forward contracts resulted in a loss, of approximately $32.7 million and $35.1 million, respectively, during the quarters ended September 30, 2015 and September 30, 2014, respectively, and approximately $49.6 million and $24.2 million, during the nine months ended September 30, 2015 and September 30, 2014, respectively, that were recognized in earnings within Other income in our consolidated statements of comprehensive income (loss).

We consider our investments in our foreign operations to be denominated in relatively stable currencies and of a long-term nature. As of September 30, 2015, we maintained foreign currency forward contracts of €415.6 million, or approximately $464.0 million based on the exchange rate at September 30, 2015, and designated them as hedges of a portion of our net investments in Pullmantur and TUI Cruises. These forward currency contracts mature in April 2016.

The notional amount of outstanding foreign exchange contracts including our forward contracts and collar options as of September 30, 2015 and December 31, 2014 was $2.5 billion and $3.0 billion, respectively.

Non-Derivative Instruments

We also address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries’ and investments’ functional currencies and designating it as a hedge of these subsidiaries and investments. We had designated debt as a hedge of our net investments in Pullmantur and TUI Cruises of approximately €185.9 million and €139.4 million, or approximately $207.6 million and $168.7 million, as of September 30, 2015 and December 31, 2014, respectively.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates primarily to the consumption of fuel on our ships. We use fuel swap agreements to mitigate the financial impact of fluctuations in fuel prices.

Our fuel swap agreements are accounted for as cash flow hedges. At September 30, 2015, we have hedged the variability in future cash flows for certain forecasted fuel transactions occurring through 2019. As of September 30, 2015 and December 31, 2014, we had the following outstanding fuel swap agreements:

	Fuel Swap Agreements
	As of September 30, 2015	As of December 31, 2014
	(metric tons)
2015	197,000	806,000
2016	930,000	802,000
2017	854,000	525,000
2018	583,000	226,000
2019	153,000	—

	Fuel Swap Agreements
	As of September 30, 2015	As of December 31, 2014
	(% hedged)
Projected fuel purchases:
2015	57%	58%
2016	65%	55%
2017	59%	35%
2018	40%	15%
2019	10%	—

At September 30, 2015 and December 31, 2014, $252.0 million and $223.1 million, respectively, of estimated unrealized net loss associated with our cash flow hedges pertaining to fuel swap agreements were expected to be reclassified to earnings from Accumulated other comprehensive loss within the next twelve months. Reclassification is expected to occur as the result of fuel consumption associated with our hedged forecasted fuel purchases.

The fair value and line item caption of derivative instruments recorded within our consolidated balance sheets were as follows:

	Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of September 30, 2015	As of December 31, 2014	Balance Sheet Location	As of September 30, 2015	As of December 31, 2014
		Fair Value	Fair Value		Fair Value	Fair Value
(In thousands)
Derivatives designated as hedging instruments under ASC 815-20(1)
Interest rate swaps	Other assets	$1,691	$—	Other long-term liabilities	$93,807	$65,768
Foreign currency forward contracts	Derivative financial instruments	107,668	—	Derivative financial instruments	292,372	17,619
Foreign currency forward contracts	Other assets	—	63,981	Other long-term liabilities	—	164,627
Foreign currency collar options	Derivative financial instruments	—	—	Derivative financial instruments	—	21,855
Fuel swaps	Derivative financial instruments	—	—	Derivative financial instruments	239,715	227,512
Fuel swaps	Other assets	—	—	Other long-term liabilities	277,158	270,254
Total derivatives designated as hedging instruments under 815-20		109,359	63,981		903,052	767,635
Derivatives not designated as hedging instruments under ASC 815-20
Fuel swaps	Derivative financial instruments	3,079	—	Derivative financial instruments	17,437	—
Fuel swaps	Other Assets	841	—	Other long-term liabilities	4,713	—
Total derivatives not designated as hedging instruments under 815-20		3,920	—		22,150	—
Total derivatives		$113,279	$63,981		$925,202	$767,635

(1) Accounting Standard Codification 815-20 “Derivatives and Hedging.”

The carrying value and line item caption of non-derivative instruments designated as hedging instruments recorded within our consolidated balance sheets were as follows:

		Carrying Value
Non-derivative instrument designated as hedging instrument under ASC 815-20	Balance Sheet Location	As of September 30, 2015	As of December 31, 2014
(In thousands)
Foreign currency debt	Long-term debt	$207,585	$168,718
		$207,585	$168,718

The effect of derivative instruments qualifying and designated as hedging instruments and the related hedged items in fair value hedges on the consolidated statements of comprehensive income (loss) was as follows:

Derivatives and Related Hedged Items under ASC 815-20 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative and Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative				Amount of Gain (Loss) Recognized in Income on Hedged Item
		Quarter Ended September 30, 2015	Quarter Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	Quarter Ended September 30, 2015	Quarter Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
(In thousands)
Interest rate swaps	Interest expense, net of interest capitalized	$2,793	$3,063	$8,640	$9,199	$3,968	$3,968	$11,775	$13,435
Interest rate swaps	Other income	22,341	(3,010)	21,780	24,431	(20,252)	3,934	(18,245)	(19,122)
		$25,134	$53	$30,420	$33,630	$(16,284)	$7,902	$(6,470)	$(5,687)

The effect of derivative instruments qualifying and designated as cash flow hedging instruments on the consolidated financial statements was as follows:

Derivatives under ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Loss) on Derivative (Effective Portion)				Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Effective Portion)
	Quarter Ended September 30, 2015	Quarter Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014		Quarter Ended September 30, 2015	Quarter Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
(In thousands)
Cross currency swaps	$—	$—	$—	$—	Interest expense, net of interest capitalized	$—	$—	$—	$(261)
Interest rate swaps	(68,956)	1,331	(75,104)	(71,621)	Interest expense, net of interest capitalized	(10,276)	(3,106)	(27,024)	(9,312)
Foreign currency forward contracts	(619)	(163,387)	(131,211)	(172,629)	Depreciation and amortization expenses	(752)	(450)	(2,153)	(1,348)
Foreign currency forward contracts	—	—	—	—	Other income	(239)	(238)	(715)	(4,052)
Foreign currency forward contracts	—	—	—	—	Interest expense, net of interest capitalized	—	—	—	(57)
Foreign currency collar options	34	(21,904)	(64,559)	(30,638)	Depreciation and amortization expenses	(568)	—	(1,003)	—
Fuel swaps	(230,761)	(71,456)	(213,072)	(64,527)	Fuel	(65,975)	(1,996)	(172,083)	(1,206)
	$(300,302)	$(255,416)	$(483,946)	$(339,415)		$(77,810)	$(5,790)	$(202,978)	$(16,236)

Derivatives under ASC 815- 20 Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Quarter Ended September 30, 2015	Quarter Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
(In thousands)
Interest rate swaps	Other income	(617)	17	(395)	(78)
Foreign currency forward contracts	Other income	—	15	—	(12)
Fuel swaps	Other income	(2,353)	(8,069)	(2,771)	(7,607)
		$(2,970)	$(8,037)	$(3,166)	$(7,697)

The effect of non-derivative instruments qualifying and designated as net investment hedging instruments on the consolidated financial statements was as follows:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion)
Non-derivative instruments under ASC 815-20 Net Investment Hedging Relationships	Quarter Ended September 30, 2015	Quarter Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
(In thousands)
Foreign Currency Debt	$(436)	$13,408	$8,955	$18,038
	$(436)	$13,408	$8,955	$18,038

There was no amount recognized in income (ineffective portion and amount excluded from effectiveness testing) for the quarters and nine month periods ended September 30, 2015 and September 30, 2014, respectively.

The effect of derivatives not designated as hedging instruments on the consolidated financial statements was as follows:

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments under ASC 815-20	Location of Gain (Loss) Recognized in Income on Derivatives	Quarter Ended September 30, 2015	Quarter Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
(In thousands)
Foreign currency forward contracts	Other income	$(32,705)	$(35,175)	$(49,607)	$(24,405)
Fuel swaps	Other income	(76)	(220)	(191)	(1,157)
		$(32,781)	$(35,395)	$(49,798)	$(25,562)

Credit Related Contingent Features

Our current interest rate derivative instruments may require us to post collateral if our Standard & Poor’s and Moody’s credit ratings remain below specified levels. Specifically, if on the fifth anniversary of entering into a derivative transaction or on any succeeding fifth-year anniversary our credit ratings for our senior unsecured debt were to be rated below BBB- by Standard & Poor’s and Baa3 by Moody’s, then each counterparty to such derivative transaction with whom we are in a net liability position that exceeds the applicable minimum call amount may demand that we post collateral in an amount equal to the net liability position. The amount of collateral required to be posted following such event will change each time our net liability position increases or decreases by more than the applicable minimum call amount. If our credit rating for our senior unsecured debt is subsequently equal to or above BBB- by Standard & Poor’s or Baa3 by Moody’s, then any collateral posted at such time will be released to us and we will no longer be required to post collateral unless we meet the collateral trigger requirement at the next fifth-year anniversary. Currently, our senior unsecured debt credit rating is BB+ with a stable outlook by Standard & Poor’s and Ba1 with a stable outlook by Moody’s. We currently have seven interest rate derivative hedges that have a term of at least five years.  The aggregate fair values of all derivative instruments with such credit-related contingent features in net liability positions as of September 30, 2015 and December 31, 2014 were $93.8 million and $65.8 million, respectively, which do not include the impact of any such derivatives in net asset positions. The earliest that any of the seven interest rate derivative hedges will reach their fifth anniversary is November 2016. Therefore, as of September 30, 2015, we were not required to post collateral for any of our derivative transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Concerning Forward-Looking Statements

The discussion under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance (including our expectations for the fourth quarter and full year of 2015 and our earnings and yield estimates for 2015 set forth under the heading "Outlook" below, expectations regarding the timing and results of our Double-Double Program and our plans with respect to share repurchases), business and industry prospects or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. Words such as "anticipate," "believe," "could," "estimate," "expect," "goal," "intend," "may," "plan," "project," "seek," "should," "will" and similar expressions are intended to further identify any of these forward-looking statements. Forward-looking statements reflect management's current expectations but they are based on judgments and are inherently uncertain. Furthermore, they are subject to risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2014 and, in particular, the risks discussed under the caption "Risk Factors" in Part I, Item 1A of that report.

All forward-looking statements made in this Quarterly Report on Form 10-Q speak only as of the date of this document.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

The discussion and analysis of our financial condition and results of operations has been organized to present the following:

•	a review of our financial presentation, including discussion of certain operational and financial metrics we utilize to assist us in managing our business;

•	a discussion of our results of operations for the quarter and nine months ended September 30, 2015 compared to the same periods in 2014;

•	a discussion of our business outlook, including our expectations for selected financial items for the fourth quarter and full year of 2015; and

•	a discussion of our liquidity and capital resources, including our future capital and contractual commitments and potential funding sources.

Critical Accounting Policies

Valuation of Goodwill, Indefinite-Lived Intangible Assets and Long-Lived Assets

Pullmantur is a brand targeted primarily at the Spanish and Latin American markets. These markets have experienced significant volatility and the brand has adopted various changes to its operating strategy as a result. Most recently, in response to favorable economic expectations in Latin America, especially Brazil, management undertook a positioning of the brand to increase sourcing of guests and to deliver deployment for Latin American consumers; transferring newer and more efficient capacity to the brand; and selling Pullmantur’s non-cruise businesses to allow the brand to focus on the core cruise business.

However, the Latin American resurgence was short lived and the core Latin American economies, including Brazil, Mexico, Argentina and Venezuela, have regressed and their currencies have materially depreciated versus the US dollar.  During the second quarter of 2015, as a result of the weakness in Latin America, we decided to defer the scheduled transfer of Royal Caribbean International’s Majesty of the Seas to the Pullmantur fleet. During our most recently completed quarter, the negative economic trends significantly deteriorated. Most notably, the Brazilian Real devalued by approximately 22% relative to the US dollar during the third quarter of 2015.
In light of the increased challenges facing Pullmantur’s Latin American strategy, we recently made a decision to significantly change that strategy from growing the brand through vessel transfers to a right-sizing strategy. This right-sizing strategy includes reducing our exposure to Latin America, refocusing on the brand’s core market of Spain and, consequently, reducing the size of Pullmantur’s fleet. This strategic change includes a decision to redeploy Pullmantur’s Empress to the Royal Caribbean International brand as well as a decision to cancel the intended transfer of the Majesty of the Seas to Pullmantur. As we previously disclosed, the planned growth of the Pullmantur fleet through the transfer of vessels into the brand has been the most significant assumption within Pullmantur's projected cash flows supporting the recoverability of the Pullmantur reporting unit’s goodwill and trademarks and trade names. Our decision to reduce the size of Pullmantur’s fleet significantly decreases the cash flow projections which have been the basis of our impairment analysis.
As a result of these developments, we performed an interim impairment evaluation of Pullmantur’s goodwill and trademarks and trade names in connection with the preparation of our financial statements for the quarter ended September 30, 2015. We estimated the fair value of the Pullmantur reporting unit using a probability-weighted discounted cash flow model. The estimation of future cash flows requires our significant judgment when making assumptions of expected revenues, operating costs, marketing, selling and administrative expenses, interest rates, ship additions and retirements as well as assumptions regarding the cruise vacation industry’s competitive environment and general and economic business conditions, among other factors.
Due to the previously described market conditions and our recent decision to reduce our exposure to Latin America, refocus on the brand’s core Spanish market and reduce the brand's overall capacity, we reviewed the two-step goodwill impairment test based on the updated cash flow projections. As a result of this analysis, we determined that the carrying value of the Pullmantur reporting unit exceeded its fair value. Similarly, we determined that the carrying value of Pullmantur’s trademarks and trade names exceeded their fair value as well. Accordingly, upon the completion of the two-step impairment test, we recognized an impairment charge of $123.8 million and $174.3 million for goodwill and trademark and trade names, respectively, during the quarter ended September 30, 2015. These charges reflect the full carrying amounts of the goodwill and trademark and trade names leaving Pullmantur with no intangible assets on its books.

Additionally, in conjunction with performing the two-step goodwill impairment test, we identified that the estimated fair value of certain long-lived assets, consisting of two ships and three aircraft were less than their carrying values. As a result of this determination, we evaluated these assets pursuant to our long-lived asset impairment test. The decision to significantly reduce our exposure to the Latin American market negatively impacted the expected undiscounted cash flows of these vessels and aircraft and resulted in an impairment charge of $113.2 million to write down these assets to their estimated fair values during the quarter ended September 30, 2015. The remaining assets for the Pullmantur reporting unit have fair values greater than or equal to their carrying amounts.

The combined impairment charge of $411.3 million related to Pullmantur’s goodwill, trademarks and trade names, vessels and aircraft was recognized in earnings during the quarter ended September 30, 2015 and is reported within Impairment of Pullmantur related assets within our consolidated statements of comprehensive income (loss). For further information on the fair value measurements used to estimate the fair value of these assets, refer to Note 10. Fair Value Measurements and Disclosures.
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

Adjusted Net Income represents net income excluding certain items that we believe adjusting for is meaningful when assessing our performance on a comparative basis. For the periods presented, these items included the impairment of the Pullmantur related assets, restructuring charges, other costs related to our profitability initiatives, the estimated impact of the divested Pullmantur non-core businesses for periods prior to the sales transaction, the loss recognized on the sale of Celebrity Century and the impact of the change in our voyage proration. The estimated impact of the divested Pullmantur non-core businesses was arrived at by adjusting the net income (loss) of these businesses for the ownership percentage we retained, as well as for intercompany transactions that are no longer eliminated in our consolidated statements of comprehensive income (loss) subsequent to the sales transaction.

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

Net Cruise Costs and Net Cruise Costs Excluding Fuel represent Gross Cruise Costs excluding commissions, transportation and other expenses and onboard and other expenses and, in the case of Net Cruise Costs Excluding Fuel, fuel expenses (each of which is described above under the Description of Certain Line Items heading). In measuring our ability to control costs in a manner that positively impacts net income, we believe changes in Net Cruise Costs and Net Cruise Costs Excluding Fuel to be the most relevant indicators of our performance. A reconciliation of historical Gross Cruise Costs to Net Cruise Costs and Net Cruise Costs Excluding Fuel is provided below under Results of Operations. We have not provided a quantitative reconciliation of projected Gross Cruise Costs to projected Net Cruise Costs and projected Net Cruise Costs Excluding Fuel due to the significant uncertainty in projecting the costs deducted to arrive at these measures. Accordingly, we do not believe that reconciling information for such projected figures would be meaningful. For the periods prior to the sale of the Pullmantur non-core businesses, Net Cruise Costs excludes the estimated impact of these divested businesses. Net Cruise Costs also excludes initiative costs reported within Cruise operating expenses and Marketing, selling and administrative expenses, as well as the loss recognized on the sale of Celebrity Century included within Other Operating Expenses.

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

Results of Operations

Summary

Our net income and Adjusted Net Income for the third quarter of 2015 was $228.8 million and $628.1 million, or $1.03 and $2.84 per share on a diluted basis, as compared to net income and Adjusted Net Income of $490.2 million and $492.9 million, or $2.19 and $2.20 per share on a diluted basis, respectively, for the third quarter of 2014.

Our net income and Adjusted Net Income for the nine months ended September 30, 2015 was $459.0 million and $858.3 million, or $2.08 and $3.88 per share on a diluted basis, as compared to net income and Adjusted Net Income of $654.4 million and $685.7 million, or $2.93 and $3.07 per share on a diluted basis, respectively, for the nine months ended September 30, 2014.

Significant items for the quarter and nine months ended September 30, 2015 include:

•
In September 2015, we recognized an impairment charge of $399.3 million, net of a $12.0 million deferred tax benefit, to write down Pullmantur's goodwill to its implied fair value and to write down trademarks and trade names and certain long-lived assets to their fair value. Refer to Note 3. Impairment of Pullmantur Related Assets for further discussion.

•
The effect of changes in foreign currency exchange rates related to our passenger ticket and onboard and other revenue transactions and cruise operating expenses denominated in currencies other than the United States dollar, resulted in a decrease to total revenues of $126.5 million and $302.7 million for the quarter and nine months ended September 30, 2015, respectively, as compared to the same period in 2014 and a decrease to cruise operating expenses of $50.7 million and $131.5 million for the quarter and nine months ended September 30, 2015, respectively, as compared to the same period in 2014;

•
A decrease of $37.2 million and $37.9 million to total revenues and cruises operating expenses, respectively, for the nine months ended September 30, 2015 as compared to the same period in 2014 due to Pullmantur's non-core businesses that were sold in 2014;

•
Total revenues, excluding the unfavorable effect of changes in foreign currency exchange rates and the decrease in revenues from the sale of Pullmantur’s non-core businesses discussed above, increased 10.9% and 7.7% for the quarter and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014. The increase was primarily due to a 6.7% and 5.2% increase in capacity for the quarter and nine months ended September 30, 2015, respectively, net of the unfavorable impact of the change in our voyage proration;

•
Total Cruise operating expenses, excluding the favorable effect of changes in foreign currency exchange rates and the decrease in cruise operating expenses from the sale of Pullmantur's non-core businesses discussed above, remained consistent for the quarter and nine months ended September 30, 2015, compared to the corresponding periods in 2014.

•
As of September 30, 2014, we changed our voyage recognition methodology and recognize passenger ticket revenues, revenues from onboard and other goods and services and all associated cruise operating costs for all of our uncompleted voyages on a pro-rata basis. The effect of the change is a decrease to net income of $31.7 million for the quarter ended September 30, 2015 and a decrease to net income of $53.2 million for the nine months ended September 30, 2015 as compared to the same periods in 2014.

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

•
In April 2015, we took delivery of Anthem of the Seas. To finance the purchase, we borrowed $742.1 million under a previously committed 12-year unsecured term loan, which is 95% guaranteed by Hermes. Refer to Note 6. Long-Term Debt for further information.

•	In May 2015, TUI Cruises, our 50% joint venture, took delivery of Mein Schiff 4.

•
In June 2015, we entered into an agreement with Meyer Werft to build the fourth Quantum-class ship for Royal Caribbean International. We have also received a commitment for the unsecured financing of up to 80% of the ship’s contract price. Hermes has agreed to guarantee to the lenders payment of 95% of the financing. Refer to Note 7. Commitments and Contingencies for further information.

•
In June 2015, TUI Cruises placed orders with Meyer Turku to build two new ships. The ships will each have a capacity of approximately 2,850 berths and are expected to enter service each of 2018 and 2019. Refer to Note 5. Other Assets for further information.

•
In June 2015, we amended and restated our $1.1 billion unsecured revolving credit facility due July 2016. The amendment reduced the applicable margin and facility fee and extended the termination date to June 2020. Refer to Note 6. Long-term Debt to our consolidated financial statements for further information.

•
In July 2015, we amended our $380.0 million, €365.0 million, $290.0 million and $65.0 million unsecured term loans due at various dates from 2016 through 2019 to reduce the applicable margins. Additionally, the termination date of the $290 million unsecured term loan was extended from February 2016 to February 2018. We also amended our $1.2 billion unsecured revolving credit facility due August 2018 to reduce pricing in line with the amended pricing of the $1.1 billion unsecured revolving credit facility. Refer to Note 6. Long-term Debt to our consolidated financial statements for further information.

Operating results for the quarter and nine months ended September 30, 2015 compared to the same periods in 2014 are shown in the following table (in thousands, except per share data):

	Quarter Ended September 30,				Nine months ended September 30,
	2015		2014		2015		2014
		% of Total Revenues		% of Total Revenues		% of Total Revenues		% of Total Revenues
Passenger ticket revenues	$1,873,942	74.3%	$1,786,746	74.8%	$4,688,189	73.3%	$4,590,048	73.4%
Onboard and other revenues	649,158	25.7%	602,016	25.2%	1,708,832	26.7%	1,665,981	26.6%
Total revenues	2,523,100	100.0%	2,388,762	100.0%	6,397,021	100.0%	6,256,029	100.0%
Cruise operating expenses:
Commissions, transportation and other	413,156	16.4%	396,916	16.6%	1,093,409	17.1%	1,068,961	17.1%
Onboard and other	175,214	6.9%	182,658	7.6%	438,558	6.9%	456,296	7.3%
Payroll and related	217,627	8.6%	214,260	9.0%	647,788	10.1%	634,232	10.1%
Food	122,124	4.8%	120,908	5.1%	361,317	5.6%	358,172	5.7%
Fuel	199,848	7.9%	230,818	9.7%	607,689	9.5%	718,081	11.5%
Other operating	259,057	10.3%	281,322	11.8%	777,291	12.2%	825,794	13.2%
Total cruise operating expenses	1,387,026	55.0%	1,426,882	59.7%	3,926,052	61.4%	4,061,536	64.9%
Marketing, selling and administrative expenses	256,060	10.1%	239,662	10.0%	817,040	12.8%	790,957	12.6%
Depreciation and amortization expenses	210,742	8.4%	192,448	8.1%	617,678	9.7%	579,063	9.3%
Impairment of Pullmantur related assets	411,267	16.3%	—	—%	411,267	6.4%	—	—%
Restructuring charges	—	—	308	—%	—	—	1,958	—%
Operating Income	258,005	10.2%	529,462	22.2%	624,984	9.8%	822,515	13.1%
Other income (expense):
Interest income	1,735	0.1%	2,117	0.1%	8,244	0.1%	8,023	0.1%
Interest expense, net of interest capitalized	(66,819)	(2.6)%	(60,100)	(2.5)%	(213,598)	(3.3)%	(193,931)	(3.1)%
Other income	35,866	1.4%	18,769	0.8%	39,354	0.6%	17,771	0.3%
	(29,218)	(1.2)%	(39,214)	(1.6)%	(166,000)	(2.6)%	(168,137)	(2.7)%
Net Income	$228,787	9.1%	$490,248	20.5%	$458,984	7.2%	$654,378	10.5%
Diluted Earnings per Share	$1.03		$2.19		$2.08		$2.93

Adjusted Net Income and Adjusted Earnings per Share were calculated as follows (in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Adjusted Net Income	$628,070	$492,853	$858,267	$685,681
Net income	228,787	490,248	458,984	654,378
Net Adjustments to Net Income- Increase	$399,283	$2,605	$399,283	$31,303
Adjustments to Net Income:
Impairment of Pullmantur related assets(1)	$399,283	$—	$399,283	$—
Restructuring charges	—	308	—	1,958
Other initiative costs	—	1,240	—	17,275
Estimated impact of divested businesses prior to sales transaction	—	—	—	11,013
Loss on sale of ship included within other operating expenses	—	17,401	—	17,401
Impact of voyage proration change	—	(16,344)	—	(16,344)
Net Adjustments to Net Income- Increase	$399,283	$2,605	$399,283	$31,303

Basic:
Earnings per Share	$1.04	$2.20	$2.09	$2.95
Adjusted Earnings per Share	$2.86	$2.21	$3.90	$3.09

Diluted:
Earnings per Share	$1.03	$2.19	$2.08	$2.93
Adjusted Earnings per Share	$2.84	$2.20	$3.88	$3.07

Weighted-Average Shares Outstanding:
Basic	219,963	222,523	219,835	222,007
Diluted	221,137	223,859	220,979	223,351

(1) Includes a net income tax benefit of $12.0 million related to the Pullmantur impairment.

Selected statistical information is shown in the following table:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Passengers Carried	1,403,650	1,324,993	4,053,451	3,886,823
Passenger Cruise Days	10,176,750	9,603,329	28,856,742	27,489,584
APCD	9,465,368	8,867,375	27,284,750	25,948,292
Occupancy	107.5%	108.3%	105.8%	105.9%

Gross Yields and Net Yields were calculated as follows (in thousands, except APCD and Yields):

	Quarter Ended September 30,			Nine Months Ended September 30,
	2015	2015 On a Constant Currency Basis	2014	2015	2015 On a Constant Currency Basis	2014
Passenger ticket revenues	$1,873,942	$1,981,570	$1,786,746	$4,688,189	$4,948,954	$4,590,048
Onboard and other revenues	649,158	668,056	602,016	1,708,832	1,750,784	1,665,981
Total revenues	2,523,100	2,649,626	2,388,762	6,397,021	6,699,738	6,256,029
Less:
Commissions, transportation and other	413,156	435,432	396,916	1,093,409	1,150,556	1,068,961
Onboard and other	175,214	185,411	182,658	438,558	457,838	456,296
Net Revenues including divested businesses	1,934,730	2,028,783	1,809,188	4,865,054	5,091,344	4,730,772
Less:
Net Revenues related to divested businesses prior to sales transaction	—	—	—	—	—	35,656
Net Revenues	$1,934,730	$2,028,783	$1,809,188	$4,865,054	$5,091,344	$4,695,116

APCD	9,465,368	9,465,368	8,867,375	27,284,750	27,284,750	25,948,292
Gross Yields	$266.56	$279.93	$269.39	$234.45	$245.55	$241.10
Net Yields	$204.40	$214.34	$204.03	$178.31	$186.60	$180.94

Gross Cruise Costs, Net Cruise Costs and Net Cruise Costs Excluding Fuel were calculated as follows (in thousands, except APCD and costs per APCD):

	Quarter Ended September 30,			Nine Months Ended September 30,
	2015	2015 On a Constant Currency Basis	2014	2015	2015 On a Constant Currency Basis	2014
Total cruise operating expenses	$1,387,026	$1,437,727	$1,426,882	$3,926,052	$4,057,559	$4,061,536
Marketing, selling and administrative expenses	256,060	264,558	239,662	817,040	846,229	790,957
Gross Cruise Costs	1,643,086	1,702,285	1,666,544	4,743,092	4,903,788	4,852,493
Less:
Commissions, transportation and other	413,156	435,432	396,916	1,093,409	1,150,556	1,068,961
Onboard and other	175,214	185,411	182,658	438,558	457,838	456,296
Net Cruise Costs including divested businesses	1,054,716	1,081,442	1,086,970	3,211,125	3,295,394	3,327,236
Less:
Net Cruise Costs related to divested businesses prior to sales transaction	—	—	—	—	—	47,854
Other initiative costs included within cruise operating expenses and marketing, selling and administrative expenses	—	—	1,240	—	—	15,036
Loss on sale of ship included within other operating expenses	—	—	17,401	—	—	17,401
Net Cruise Costs	1,054,716	1,081,442	1,068,329	3,211,125	3,295,394	3,246,945
Less:
Fuel	199,848	203,145	230,818	607,689	615,035	718,081
Net Cruise Costs Excluding Fuel	$854,868	$878,297	$837,511	$2,603,436	$2,680,359	$2,528,864

APCD	9,465,368	9,465,368	8,867,375	27,284,750	27,284,750	25,948,292
Gross Cruise Costs per APCD	$173.59	$179.84	$187.94	$173.84	$179.73	$187.01
Net Cruise Cost per APCD	$111.43	$114.25	$120.48	$117.69	$120.78	$125.13
Net Cruise Costs Excluding Fuel per APCD	$90.32	$92.79	$94.45	$95.42	$98.24	$97.46

2015 Outlook

On October 23, 2015, we announced the following full year and fourth quarter 2015 guidance based on fuel pricing, interest rates and currency exchange rates at that time:

Full Year 2015

	As Reported	Constant Currency
Net Yields	Approx. (1.0%)	Approx. 3.5%
Net Cruise Costs per APCD	Approx. (6.5%)	Approx. (4.5%)
Net Cruise Costs per APCD, Excluding Fuel	(3.5%) to (2.5%)	Flat to down 1.0%
Capacity Increase	5.4%
Depreciation and Amortization	$827 to $831 million
Interest Expense, net	$264 to $268 million
Fuel Consumption (metric tons)	1,363,000
Fuel Expenses	$800 million
Percent Hedged (fwd consumption)	57%
Impact of 10% change in fuel prices	$5.0 million
Adjusted Earnings per Share-Diluted	Approx. $4.80

Fourth Quarter 2015

	As Reported	Constant Currency
Net Yields	1.3% to 1.8%	4.5% to 5.0%
Net Cruise Costs per APCD	Approx. (8.5%)	Approx. (7.5%)
Net Cruise Costs per APCD, Excluding Fuel	Approx. (5.0%)	Approx. (4.0%)
Capacity Increase	6.1%
Depreciation and Amortization	$210 to $214 million
Interest Expense, net	$59 to $63 million
Fuel Consumption (metric tons)	342,000
Fuel Expenses	$193 million
Percent Hedged (fwd consumption)	57%
Impact of 10% change in fuel prices	$5.0 million
Adjusted Earnings per Share-Diluted	Approx. $0.90

Volatility in foreign currency exchange rates affects the US dollar value of our earnings. Based on our highest net exposure for each quarter and the full year 2015, the top five foreign currencies are ranked below. For example, the British Pound is the most impactful in all quarters, except in the first quarter of 2015 where it is the fourth most impactful. The first, second and third quarters of 2015 rankings are based on actual results. Rankings for the remaining quarter and full year are based on estimated net exposures.

Ranking	Q1	Q2	Q3	Q4	FY 2015
1	CAD	GBP	GBP	GBP	GBP
2	AUD	AUD	EUR	AUD	CAD
3	BRL	CAD	CNY	CAD	AUD
4	GBP	EUR	CAD	EUR	BRL
5	MXN	BRL	AUD	MXN	CNY

The currency abbreviations above are defined as follows:

Currency Abbreviation	Currency
AUD	Australian Dollar
BRL	Brazilian Real
CAD	Canadian Dollar
CNY	Chinese Yuan
EUR	Euro
GBP	British Dollar
MXN	Mexican Peso

Quarter Ended September 30, 2015 Compared to Quarter Ended September 30, 2014

In this section, references to 2015 refer to the quarter ended September 30, 2015 and references to 2014 refer to the quarter ended September 30, 2014.

Revenues

Total revenues for 2015 increased $134.3 million, or 5.6%, to $2.5 billion in 2015 from $2.4 billion in 2014.

Passenger ticket revenues comprised 74.3% of our 2015 total revenues. Passenger ticket revenues for 2015 increased by $87.2 million, or 4.9%, from 2014. The increase was primarily due to:

•	a 6.7% increase in capacity, which increased passenger ticket revenues by $120.5 million, net of the unfavorable impact of the change in our voyage proration; and

•	an increase in ticket prices across most of our core itineraries that contributed to a $74.3 million aggregate increase in passenger ticket revenues.

The increase was partially offset by an approximate $107.6 million unfavorable effect of changes in foreign currency exchange rates related to our passenger ticket revenue transactions denominated in currencies other than the United States dollar.

The remaining 25.7% of 2015 total revenues was comprised of onboard and other revenues, which increased $47.1 million, or 7.8%, to $649.2 million in 2015 from $602.0 million in 2014. The increase in onboard and other revenues was primarily due to:

•	a $39.4 million increase attributable to the 6.7% increase in capacity noted above, net of the unfavorable impact of the change in our voyage proration; and

•
a $27.7 million increase in onboard revenue attributable to higher spending on a per passenger basis primarily due to our revenue enhancing initiatives, including various beverage initiatives, and the increased revenue associated with internet and other telecommunication services.

The increase was partially offset by an approximate $18.9 million unfavorable effect of changes in foreign currency exchange rates related to our onboard and other revenue transactions denominated in currencies other than the United States dollar.

Onboard and other revenues included concession revenues of $98.9 million in 2015 and $84.1 million in 2014.

Cruise Operating Expenses

Total cruise operating expenses for 2015 decreased $39.9 million, or 2.8%, from 2014. The decrease was primarily due to:

•
a $43.2 million decrease in fuel expense, excluding the impact of the increase in capacity. The price of fuel (net of the financial impact of fuel swap agreements) for 2015 decreased 14.2% per metric ton compared to 2014;

•	an approximate $50.7 million favorable effect of changes in foreign currency exchange rates related to our cruise operating expenses denominated in currencies other than the United States dollar;

•	a $17.4 million loss incurred in 2014 due to the sale of Celebrity Century that did not recur in 2015;

•	an $11.3 million decrease in port activities expense mainly due to itinerary changes; and

•	an $8.2 million decrease in air expense mainly due to itinerary changes.

The decrease was partially offset by a $95.1 million increase attributable to the 6.7% increase in capacity noted above, net of the favorable impact of the change in our voyage proration.

Marketing, Selling and Administrative Expenses

Marketing, selling and administrative expenses for 2015 increased $16.4 million, or 6.8%, to $256.1 million in 2015 from $239.7 million for the same period in 2014. The increase was primarily due to an increase in advertising spending mainly relating to our initiatives in the North American market, an increase in payroll and benefits primarily due to an increase in our stock price over the past year related to our performance share awards and higher IT labor costs resulting from the addition of projects and initiatives in 2015. The increase was partially offset by a decrease in administrative expenses mainly driven by the sale of Pullmantur's non-core businesses in 2014 and savings realized from our cost containment initiatives.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for 2015 increased $18.3 million, or 9.5%, to $210.7 million from $192.4 million in 2014. The increase was primarily due to the addition of Quantum of the Seas and Anthem of the Seas into our fleet, new shipboard additions associated with our ship upgrade projects and, to a lesser extent, the acquisition of Brilliance of the Seas, which was previously under lease, partially offset by the sale of Celebrity Century in September 2014.

Impairment of Pullmantur related assets

During 2015, we recognized an impairment charge of $411.3 million to write down Pullmantur's goodwill to its implied fair value and to write down trademarks and trade names and certain long-lived assets, consisting of three aircraft owned and operated by Pullmantur Air and two ships owned and operated by Pullmantur, to their fair value.

Other Income (Expense)

Interest expense, net of interest capitalized for 2015 increased $6.7 million, or 11.2%, to $66.8 million from $60.1 million in 2014. The increase was primarily due to a higher average debt level attributable to the financing of Quantum of the Seas and Anthem of the Seas.

Other income in 2015 was $35.9 million compared to $18.8 million in 2014. The increase of $17.1 million was primarily due to income of $38.4 million from our equity method investments in 2015 compared to income of $25.7 million in 2014, a net deferred tax benefit of $12.0 million resulting from the impairment of the Pullmantur related assets and an ineffectiveness gain of $0.2 million in 2015 compared to an ineffectiveness loss of $7.1 million in 2014 on our interest rate and fuel swaps. The increase in other income was partially offset by $5.8 million in foreign exchange losses from the remeasurement of monetary assets and liabilities denominated in foreign currency in 2015 compared to a gain of $3.3 million in 2014.

Net Yields

Net Yields remained consistent compared to 2014. Net Yields increased 5.1% in 2015 compared to 2014 on a Constant Currency basis primarily due to the increase in passenger ticket and onboard and other revenues discussed above.

Net Cruise Costs

Net Cruise Costs decreased 1.3% compared to 2014. Net Cruise Costs per APCD decreased 7.5% in 2015 compared to 2014 primarily due to the decrease in fuel expense and the favorable effect of changes in foreign currency exchange rates related to our cruise operating expenses denominated in currencies other than the United States dollar. Net Cruise Costs per APCD on a Constant Currency basis decreased 5.2% in 2015 compared to 2014.

Net Cruise Costs Excluding Fuel

Net Cruise Costs Excluding Fuel per APCD decreased 4.4% compared to 2014. Net Cruise Costs Excluding Fuel per APCD on a Constant Currency basis decreased 1.8% due to a decrease in cruise operating expenses as discussed above.

Other Comprehensive Income (loss)

Other comprehensive loss decreased by $46.2 million in 2015 compared to 2014 due to a $27.1 million decrease in losses mostly on our cash flow derivative hedges resulting from the settlement of fuel cash flow hedges in a loss position during 2015 and a $14.3 million decrease in foreign currency translation losses.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

In this section, references to 2015 refer to the nine months ended September 30, 2015 and references to 2014 refer to the nine months ended September 30, 2014.

Revenues

Total revenues for 2015 increased $141.0 million, or 2.3%, from 2014.

Passenger ticket revenues comprised 73.3% of our 2015 total revenues. Passenger ticket revenues for 2015 increased by $98.1 million, or 2.1%, from 2014. The increase was primarily due to:

•	a 5.2% increase in capacity, which increased passenger ticket revenues by $236.4 million, net of the unfavorable impact of the change in our voyage proration; and

•	an increase of $122.5 million in ticket prices primarily driven by Quantum of the Seas and Anthem of the Seas as well as higher pricing on Europe, Alaska and Bermuda sailings.

The increase was partially offset by an approximate $260.8 million unfavorable effect of changes in foreign currency exchange rates related to our passenger ticket revenue transactions denominated in currencies other than the United States dollar.

The remaining 26.7% of 2015 total revenues was comprised of onboard and other revenues, which increased $42.9 million, or 2.6%, in 2015 from 2014. The increase in onboard and other revenues was primarily due to:

•	an $81.5 million increase attributable to the 5.2% increase in capacity noted above, net of the unfavorable impact of the change in our voyage proration; and

•
a $33.0 million increase in onboard revenue attributable to higher spending on a per passenger basis primarily due to our revenue enhancing initiatives, including various beverage initiatives, and the increased revenue associated with internet and other telecommunication services.

The increase was partially offset by:

•
an approximate $41.9 million unfavorable effect of changes in foreign currency exchange rates related to our onboard and other revenue transactions denominated in currencies other than the US dollar; and

•	a $37.2 million decrease in revenues related to Pullmantur's non-core businesses that were sold in 2014.

Onboard and other revenues included concession revenues of $245.4 million in 2015 and $238.8 million in 2014.

Cruise Operating Expenses

Total cruise operating expenses decreased $135.5 million, or 3.3%, to $3.9 billion in 2015 from $4.1 billion in 2014. The decrease was primarily due to:

•
a $140.0 million decrease in fuel expense, excluding the impact of the increase in capacity. The price of fuel (net of the financial impact of fuel swap agreements) for 2015 decreased 15.5% per metric ton compared to 2014;

•	an approximate $131.5 million favorable effect of changes in foreign currency exchange rates related to our cruise operating expenses denominated in currencies other than the United States dollar;

•	a $37.9 million decrease in expenses related to Pullmantur's non-core businesses that were sold in 2014; and

•	a $17.4 million loss incurred in 2014 due to the sale of Celebrity Century that did not recur in 2015.

The decrease was partially offset by a $205.6 million increase attributable to a 5.2% increase in capacity noted above, net of the favorable impact of the change in our voyage proration.

Marketing, Selling and Administrative Expenses

Marketing, selling and administrative expenses increased $26.1 million, or 3.3%, to $817.0 million from $791.0 million in 2014. The increase was primarily due to an increase in advertising spending mainly relating to our initiatives in the North American, Australian and Asian markets, an increase in payroll and benefits primarily due to an increase in our stock price over the past year related to our performance share awards and higher IT labor costs resulting from the addition of projects and initiatives in 2015. The increase was partially offset by a decrease in administrative expenses mainly driven by the sale of Pullmantur's non-core businesses in 2014 and savings realized from our cost containment initiatives.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for 2015 increased $38.6 million, or 6.7%, to $617.7 million from $579.1 million in 2014. The increase was primarily due to the addition of Quantum of the Seas and Anthem of the Seas into our fleet, new shipboard additions associated with our ship upgrade projects and the acquisition of the Brilliance of the Seas, which was previously under lease, partially offset by the sale of Celebrity Century in September 2014.

Impairment of Pullmantur related assets

During 2015, we recognized an impairment charge of $411.3 million to write down Pullmantur's goodwill to its implied fair value and to write down trademarks and trade names and certain long-lived assets, consisting of three aircraft owned and operated by Pullmantur Air and two ships owned and operated by Pullmantur, to their fair value.

Restructuring Charges

We incurred restructuring charges of approximately $2.0 million in 2014, which did not recur in 2015.

Other Income (Expense)

Interest expense, net of interest capitalized for 2015 increased $19.7 million, or 10.1%, to $213.6 million from $193.9 million in 2014. The increase was primarily due to a higher average debt level attributable to the financing of Quantum of the Seas and Anthem of the Seas, partially offset by lower pricing on debt refinanced in 2014.

Other income in 2015 was $39.4 million compared to $17.8 million in 2014. The increase in income of $21.6 million was primarily due to income of $62.2 million from our equity method investments in 2015 compared to income of $34.7 million in 2014 and a net deferred tax benefit of $12.0 million resulting from the impairment of the Pullmantur related assets. The increase in other income was partially offset by $17.9 million in foreign exchange losses from the remeasurement of monetary assets and liabilities denominated in foreign currency in 2015 compared to $3.6 million in gains in 2014.

Net Yields

Net Yields decreased 1.5% in 2015 compared to 2014 primarily due to the unfavorable effect of changes in foreign currency exchange rates related to our passenger ticket revenue transactions denominated in currencies other than the United States dollar noted above. Net Yields increased 3.1% in 2015 compared to 2014 on a Constant Currency basis primarily due to the increase in passenger ticket and onboard and other revenues discussed above.

Net Cruise Costs

Net Cruise Costs decreased 1.1% in 2015 compared to 2014 primarily due to the favorable effect of changes in foreign currency exchange rates related to our cruise operating expenses denominated in currencies other than the United States dollar and the decrease in fuel, partially offset by an increase in capacity. Net Cruise Costs per APCD decreased 5.9% in 2015 compared to 2014. Net Cruise Costs per APCD on a Constant Currency basis decreased 3.5% in 2015 compared to 2014.

Net Cruise Costs Excluding Fuel

Net Cruise Costs Excluding Fuel per APCD decreased 2.1% in 2015 compared to 2014 and remained consistent in 2015 compared to 2014 on a Constant Currency basis.

Other Comprehensive Loss

Other comprehensive loss decreased by $47.2 million in 2015 compared to 2014 due to a $42.2 million decrease in losses mostly on cash flow derivative hedges resulting from the settlement of fuel cash flow hedges in a loss position during 2015. The decrease in losses was partially offset by a $6.1 million increase in foreign currency translation losses resulting from the strengthening of the US dollar compared to the functional currencies of our foreign investments.

Future Application of Accounting Standards

Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements for further information on Recent Accounting Pronouncements.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash flow generated from operations provides us with a significant source of liquidity. Net cash provided by operating activities increased $0.1 billion to $1.6 billion for the first nine months in 2015 compared to $1.5 billion for the same period in 2014. The increase in cash provided by operating activities was primarily attributable to an increase in cash receipts from customer deposits and a decrease in fuel costs and interest paid for the first nine months in 2015 compared to the same period in 2014.
Net cash used in investing activities was $1.5 billion for the first nine months in 2015 compared to $0.3 billion for the same period in 2014. The increase was primarily attributable to an increase in capital expenditures of $801.6 million for the first nine months in 2015 compared to the same period in 2014 primarily due to the delivery of Anthem of the Seas and $220.0 million of proceeds received from the sale of Celebrity Century in 2014 that did not recur in 2015. In addition, during the first nine months of 2015, we paid $158.9 million on settlements on our foreign currency forward contracts compared to $14.8 million during the same period in 2014. The increase was partially offset by an increase in cash received on loans to unconsolidated affiliates of $46.5 million for the first nine months in 2015 compared to the same period in 2014.
Net cash used in financing activities was $0.2 billion for the first nine months in 2015 compared to $1.1 billion for the same period in 2014. This change was primarily due to an increase in debt proceeds of $1.0 billion, a decrease in repayment of debt of $71.2 million, partially offset by an increase in dividends paid of $65.9 million. The increase in debt proceeds was primarily due to the $742.1 million unsecured term loan borrowed in April 2015 to finance the purchase of Anthem of the Seas and higher drawings on our revolving credit facilities during the first nine months of 2015 compared to proceeds received on our $380.0 million unsecured term loan facility during the first nine months of 2014. The decrease in repayment of debt was primarily due to the payment at maturity of our €745.0 million 5.625% unsecured senior notes during the first nine months of 2014 that did not recur in 2015, mostly offset by higher payments on our revolving credit facilities and a bond maturity payment during the first nine months of 2015.

Future Capital Commitments

Capital Expenditures

As of September 30, 2015, our brands, including our 50% joint venture, TUI Cruises, had ten ships on order. The expected dates that our ships on order will enter service and their approximate berths are as follows:

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

Our future capital commitments consist primarily of new ship orders. As of September 30, 2015, we had two Quantum-class ships and two Oasis-class ships on order for our Royal Caribbean International brand with an aggregate capacity of approximately 19,200 berths. In October 2015, our conditional agreements with STX France to build two ships of a new generation of Celebrity Cruises ships, known as "Project Edge" became effective. The ships will each have a capacity of approximately 2,900 berths. Refer to Note 6. Long-Term Debt for further information.

As of September 30, 2015, the aggregate cost of our ships on order, not including the "Project Edge" ships and the TUI Cruises' ships on order was approximately $5.0 billion, of which we had deposited $449.8 million as of such date. Approximately 43.7% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at September 30, 2015. Refer to Note 7. Commitments and Contingencies and Note 10. Fair Value Measurements and Derivative Instruments to our consolidated financial statements under Item 1. Financial Statements.

As of September 30, 2015, we anticipate overall full year capital expenditures will be approximately $1.6 billion for 2015, $2.3 billion for 2016, $0.5 billion for 2017, $2.4 billion for 2018 and $1.3 billion for 2019.

Contractual Obligations

As of September 30, 2015, our contractual obligations were as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Operating Activities:
Operating lease obligations(1)	$235,514	$22,758	$37,342	$24,222	$151,192
Interest on long-term debt(2)	1,181,354	232,578	368,996	242,826	336,954
Other(3)	811,077	163,196	337,298	192,460	118,123
Investing Activities:	0
Ship purchase obligations(4)	3,510,290	1,648,338	1,112,780	749,172	—
Financing Activities:	0
Long-term debt obligations(5)	8,438,804	896,440	3,021,637	1,830,372	2,690,355
Capital lease obligations(6)	51,132	8,688	11,690	7,209	23,545
Other(7)	79,057	21,483	35,001	18,607	3,966
Total	$14,307,228	$2,993,481	$4,924,744	$3,064,868	$3,324,135

(1)	We are obligated under noncancelable operating leases primarily for offices, warehouses and motor vehicles. Amounts represent contractual obligations with initial terms in excess of one year.

(2)
Long-term debt obligations mature at various dates through fiscal year 2027 and bear interest at fixed and variable rates. Interest on variable-rate debt is calculated based on forecasted debt balances, including interest swapped using the applicable rate at September 30, 2015. Debt denominated in other currencies is calculated based on the applicable exchange rate at September 30, 2015.

(3)	Amounts primarily represent future commitments with remaining terms in excess of one year to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts.

(4)	Amounts do not include potential obligations which remain subject to cancellation at our sole discretion and our conditional agreements with STX France for the "Project Edge" ships that became effective in October 2015.

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

Off-Balance Sheet Arrangements

We and TUI AG have each guaranteed repayment of 50% of a bank loan provided to TUI Cruises which is due 2022. Notwithstanding this, the lenders have agreed to release each shareholder’s guarantee in 2018. As of September 30, 2015, €142.7 million, or approximately $159.3 million based on the exchange rate at September 30, 2015, remains outstanding. Based on current facts and circumstances, we do not believe potential obligations under this guarantee are probable.

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

Funding Needs and Sources

We have significant contractual obligations of which our debt service obligations and the capital expenditures associated with our ship purchases represent our largest funding needs. As of September 30, 2015, we had approximately $3.0 billion in contractual obligations due through September 30, 2016, of which approximately $0.9 billion relates to debt maturities, $1.6 billion relates to the acquisition of Harmony of the Seas and Ovation of the Seas along with progress payments on our other ship purchases and $232.6 million relates to interest on long-term debt. We have historically relied on a combination of cash flows provided by operations, drawdowns under our available credit facilities, the incurrence of additional debt and/or the refinancing of our existing debt and the issuance of additional shares of equity securities to fund these obligations.

As of September 30, 2015, we had on order two Quantum-class ships and two Oasis-class ships each of which has committed unsecured bank financing arrangements which include sovereign financing guarantees. Refer to Note 7. Commitments and Contingencies to our consolidated financial statements for further information.

We had a working capital deficit of $3.5 billion as of September 30, 2015 as compared to a working capital deficit of $3.0 billion as of December 31, 2014. Included within our working capital deficit is $0.9 billion and $0.8 billion of current portion of long-term debt, including capital leases, as of September 30, 2015 and December 31, 2014, respectively. The increase in working capital deficit was primarily due to the increase in current liabilities of our foreign currency forward contracts and long-term debt. Similar to others in our industry, we operate with a substantial working capital deficit. This deficit is mainly attributable to the fact that, under our business model, a vast majority of our passenger ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts remain a current liability until the sailing date. The cash generated from these advance receipts is used interchangeably with cash on hand from other sources, such as our revolving credit facilities and other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future sailing or otherwise, pay down our revolving credit facilities, invest in long term investments or any other use of cash. In addition, we have a relatively low-level of accounts receivable and rapid turnover results in a limited investment in inventories. We generate substantial cash flows from operations and our business model, along with our unsecured revolving credit facilities, has historically allowed us to maintain this working capital deficit and still meet our operating, investing and financing needs. We expect that we will continue to have working capital deficits in the future.

In June 2015, we amended and restated our $1.1 billion unsecured revolving credit facility due July 2016. The amendment reduced the applicable margin and facility fee and extended the termination date to June 2020.

In July 2015, we amended our $1.2 billion unsecured revolving credit facility due August 2018 to reduce pricing in line with the pricing of the $1.1 billion unsecured revolving credit facility amended in June 2015. At the same time, we also amended our $380.0 million, €365.0 million, $290.0 million and $65.0 million unsecured term loans due at various dates from 2016 through 2019 to reduce the applicable margins, now each 1.75% based on our current debt rating. We also extended the termination date of the $290 million unsecured term loan from February 2016 to February 2018. Refer to Note 6. Long-Term Debt to our consolidated financial statements for further information.

As of September 30, 2015, we had liquidity of $1.0 billion, consisting of approximately $147.4 million in cash and cash equivalents and $858.0 million available under our unsecured credit facilities. Additionally, in October 2015, we received increased lender commitments for our unsecured revolving credit facility due June 2020 in the amount of $300 million, bringing our total capacity under this facility to $1.4 billion.

We anticipate that our cash flows from operations and our current financing arrangements, as described above, will be adequate to meet our capital expenditures and debt repayments over the next twelve-month period.

In October 2015, our board of directors authorized a common stock repurchase program for up to $500 million. On October 23, 2015, we executed an agreement with an investment bank to purchase a total of $200 million, of the $500 million authorized amount, of our common stock under an accelerated stock repurchase (ASR) transaction. Repurchases under the program are expected to be funded from available cash or borrowings under our revolving credit facilities. Under the terms of the ASR agreement, we will receive upfront the majority of the shares of our common stock to be repurchased based on current market prices in exchange for a prepayment of $200 million. The final number of shares to be repurchased will be determined upon settlement based on the average of the daily volume-weighted average prices of our common stock during the term of the transaction, less a discount (the "Final Repurchase Price"). Upon final settlement, which is expected no later than the end of January 2016, and depending on the Final Repurchase Price, the investment bank may be required to deliver additional shares of common stock to us or we may be required to deliver shares of common stock or to make a cash payment, at our election, to the investment bank. Future stock repurchase transactions could include open market purchases or additional accelerated share repurchases. We expect to complete the program by the end of 2016. Refer to Note 8. Shareholders' Equity to our consolidated financial statements for further information.

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

Debt Covenants

Certain of our financing agreements contain covenants that require us, among other things, to maintain minimum net worth of at least $6.5 billion, a fixed charge coverage ratio of at least 1.25x and limit our net debt-to-capital ratio to no more than 62.5%.  The fixed charge coverage ratio is calculated by dividing net cash from operations for the past four quarters by the sum of dividend payments plus scheduled principal debt payments in excess of any new financings for the past four quarters. Our minimum net worth and maximum net debt-to-capital calculations exclude the impact of Accumulated other comprehensive loss on Total shareholders’ equity. We were well in excess of all debt covenant requirements as of September 30, 2015. The specific covenants and related definitions can be found in the applicable debt agreements, the majority of which have been previously filed with the Securities and Exchange Commission.
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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Interactive Data File

101                          The following financial statements from Royal Caribbean Cruises Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, as filed with the SEC on October 23, 2015, formatted in XBRL, as follows:

(i)                     the Consolidated Statements of Comprehensive Income (Loss) for the quarter ended September 30, 2015 and 2014;

(ii)                 the Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2015 and 2014;

(iii)	the Consolidated Balance Sheets at September 30, 2015 and December 31, 2014;

(iv)                the Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; and

(v)                   the Notes to the Consolidated Financial Statements, tagged in summary and detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL CARIBBEAN CRUISES LTD.
(Registrant)

/s/ JASON T. LIBERTY
Jason T. Liberty
Chief Financial Officer
October 23, 2015	(Principal Financial Officer and duly authorized signatory)