Form 10-K
period 2015-12-31
ROYAL CARIBBEAN CRUISES LTD
filed 2016-02-22
CIK 884887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the registrant's common stock at June 30, 2015 (based upon the closing sale price of the common stock on the New York Stock Exchange on June 30, 2015) held by those persons deemed by the registrant to be non-affiliates was approximately $14.4 billion. Shares of the registrant's common stock held by each executive officer and director and by each entity or person that, to the registrant's knowledge, owned 10% or more of the registrant's outstanding common stock as of June 30, 2015 have been excluded from this number in that these persons may be deemed affiliates of the registrant. This determination of possible affiliate status is not necessarily a conclusive determination for other purposes.
There were 217,408,741 shares of common stock outstanding as of February 12, 2016.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement relating to its 2016 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

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

Item 1. Business.

General

We are the world’s second largest cruise company. We own Royal Caribbean International, Celebrity Cruises, Pullmantur, Azamara Club Cruises, CDF Croisières de France and a 50% joint venture interest in TUI Cruises. Together, these six brands operate a combined 44 ships in the cruise vacation industry with an aggregate capacity of approximately 110,900 berths as of December 31, 2015.

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

Our Brands

Our global brands include Royal Caribbean International, Celebrity Cruises and Azamara Club Cruises. These brands are complemented by our Pullmantur brand, which is primarily focused on the cruise market in Spain; our CDF Croisières de France brand, which provides us with a tailored product targeted at the French market; and our 50% joint venture, TUI Cruises, which is specifically tailored for the German market. The operating results of all of our brands are included in our consolidated results of operations, except for TUI Cruises, which is accounted for under the equity method of accounting. Refer to Note 1. General and Note 6. Other Assets to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further details.

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

Royal Caribbean International

We currently operate 23 ships with an aggregate capacity of approximately 68,600 berths under our Royal Caribbean International brand, offering cruise itineraries that range from two to 24 nights. In April 2015, Royal Caribbean International took delivery of the 4,100 berth Anthem of the Seas, our second Quantum-class ship. In addition, we currently have five ships on order with an aggregate capacity of approximately 23,350 berths. These include our third, fourth and fifth Quantum-class ships, which are scheduled to enter service in the second quarter of 2016, second quarter of 2019 and fourth quarter of 2020, respectively, and our third and fourth Oasis-class ships, which are scheduled to enter service in the second quarter of 2016 and 2018, respectively. Additionally, we announced that Empress of the Seas will be redeployed from Pullmantur to Royal Caribbean International in early 2016 and Splendour of the Seas will be sold to TUI Cruises in April 2016. Royal Caribbean International offers a variety of itineraries to destinations worldwide, including Alaska, Asia, Australia, Bahamas, Bermuda, Canada, the Caribbean, Europe, the Panama Canal, South America and New Zealand.

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

Celebrity Cruises

We currently operate 10 ships with an aggregate capacity of approximately 23,100 berths under our Celebrity Cruises brand, offering cruise itineraries that range from two to 18 nights. In addition, we have two ships of a new generation, known as "Project Edge," on order with an aggregate capacity of approximately 5,800 berths which are expected to enter service in the second half of 2018 and the first half of 2020, respectively. Celebrity Cruises offers a variety of itineraries to popular destinations, including Alaska, Asia, Australia, Bermuda, Canada, the Caribbean, Europe, Hawaii, New Zealand, the Panama Canal and South America.

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

Azamara Club Cruises

We currently operate two ships with an aggregate capacity of approximately 1,400 berths under our Azamara Club Cruises brand, offering cruise itineraries that range from three to 20 nights. Azamara Club Cruises is designed to serve the up-market segment of the North American, United Kingdom and Australian markets. The up-market segment incorporates elements of the premium segment and the luxury segment which is generally characterized by smaller ships, high standards of accommodation and service, higher prices and exotic itineraries.

Azamara Club Cruises’ strategy is to deliver distinctive destination experiences through unique itineraries with more overnights and longer stays as well as comprehensive tours allowing guests to experience the destination in more depth. Azamara Club Cruises’ focus is to attract experienced travelers who are looking for more comprehensive destination experiences, and who seek a more intimate onboard experience and a high level of service. In furtherance of this strategy, Azamara Club Cruises includes as part of the base price of the cruise certain complimentary onboard services, amenities and activities which are not normally included in the base price of most other cruise lines. Azamara Club Cruises sails in Asia, Australia, Northern and Western Europe, the Mediterranean, Central and South America, as well as North America and the less-traveled islands of the Caribbean.

Pullmantur

We currently operate three ships with an aggregate capacity of approximately 6,200 berths under our Pullmantur brand, offering cruise itineraries that range from two to 15 nights throughout South America, the Caribbean and Europe. Pullmantur, which operates in the contemporary segment, is designed to attract Spanish-speaking families and couples and includes a Spanish-speaking crew as well as tailored food and entertainment options. While Pullmantur’s strategy over the last several years has focused both on its core cruise market in Spain and on expansion throughout Latin America, significant and continuing challenges in Latin America have resulted in our recent decision to reduce capacity for the brand. As part of these “right-sizing” efforts, we will redeploy Pullmantur's Empress to the Royal Caribbean International fleet in 2016, as well as cancel the intended transfer of the Majesty of the Seas to the Pullmantur fleet. For further information on our right-sizing strategy, please refer to Note 3. Goodwill to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data.

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

TUI Cruises operates four ships, Mein Schiff 1, Mein Schiff 2, Mein Schiff 3 and Mein Schiff 4, with an aggregate capacity of approximately 8,800 berths. In addition, TUI Cruises currently has four newbuild ships on order, including Mein Schiff 5 and Mein Schiff 6, with an aggregate capacity of approximately 5,000 berths, which are scheduled for delivery in the third quarter of 2016 and the second quarter of 2017, respectively, and two ships with an aggregate capacity of approximately 5,700 berths scheduled for delivery in the second quarter of 2018 and 2019, respectively. Additionally, we announced the pending sale of Splendour of the Seas from Royal Caribbean International to TUI Cruises, which is scheduled to be completed in April 2016. After the sale, TUI Cruises will lease the ship to Thomson Cruises, a subsidiary of TUI AG, which will operate the ship. Furthermore, Mein Schiff 1 and Mein Schiff 2 are expected to be moved to Thomson Cruises within the next few years.

Other

In November 2014, we formed a strategic partnership with Ctrip.com International Ltd. ("Ctrip"), a Chinese travel service provider, to operate a new cruise brand known as SkySea Cruises. We and Ctrip each own 35% of the venture, with the remaining equity held by the venture's management and a private equity fund. SkySea Cruises, which is accounted for under the equity method of accounting, commenced operations during the second quarter of 2015 and operates one ship, Golden Era, formerly known as Celebrity Century. SkySea Cruises offers a custom-tailored product for Chinese cruise guests. All onboard activities, services, shore excursions and menu offerings are designed to suit the preferences of this target market.

Industry

Cruising is considered a well-established vacation sector in the North American and European markets and a developing but promising sector in several other emerging markets. Industry data indicates that market penetration rates are still low and that a significant portion of cruise guests carried are first-time cruisers. We believe this presents an opportunity for long-term growth and a potential for increased profitability.

The following table details market penetration rates for North America, Europe and Asia/Pacific computed based on the number of annual cruise guests as a percentage of the total population:

Year	North America(1)(2)	Europe(1)(3)	Asia/Pacific(1)(4)
2011	3.30%	1.20%	0.03%
2012	3.33%	1.21%	0.04%
2013	3.32%	1.24%	0.05%
2014	3.46%	1.23%	0.06%
2015	3.47%	1.24%	0.08%

(1)
Source: Our estimates are based on a combination of data obtained from publicly available sources including the International Monetary Fund, United Nations, Department of Economic and Social Affairs, Cruise Lines International Association ("CLIA") and G.P. Wild.

(2)	Our estimates include the United States and Canada.

(3)	Our estimates include European countries relevant to the industry (e.g. Nordics, Germany, France, Italy, Spain and the United Kingdom).

(4)
Our estimates include the Southeast Asia (e.g. Singapore, Thailand and the Philippines), East Asia (e.g. China and Japan), South Asia (e.g. India and Pakistan) and Oceanian (e.g. Australia and Fiji Islands) regions.

We estimate that the global cruise fleet was served by approximately 472,000 berths on approximately 288 ships at the end of 2015. There are approximately 44 ships with an estimated 139,000 berths that are expected to be placed in service in the global cruise market between 2016 and 2020, although it is also possible that ships could be ordered or taken out of service during these periods. We estimate that the global cruise industry carried 23.0 million cruise guests in 2015 compared to 22.0 million cruise guests carried in 2014 and 21.3 million cruise guests carried in 2013.

The following table details the growth in global weighted average berths and the global, North American, European and Asia/Pacific cruise guests over the past five years (in thousands, except berth data):

Year	Weighted-Average Supply of Berths Marketed Globally(1)	Royal Caribbean Cruises Ltd. Total Berths	Global Cruise Guests(1)	North American Cruise Guests(1)(2)	European Cruise Guests(1)(3)	Asia/Pacific Cruise Guests(1)(4)
2011	412,000	92,650	20,522	11,435	6,178	1,307
2012	425,000	98,650	20,813	11,641	6,225	1,474
2013	432,000	98,750	21,343	11,710	6,430	2,045
2014	448,000	105,750	22,039	12,269	6,387	2,382
2015	466,000	110,900	22,973	12,421	6,407	3,118
_______________________________________________________________________________

(1)
Source: Our estimates of the number of global cruise guests and the weighted-average supply of berths marketed globally are based on a combination of data that we obtain from various publicly available cruise industry trade information sources. We use data obtained from Seatrade Insider, Cruise Industry News and company press releases to estimate weighted-average supply of berths and CLIA and G.P. Wild to estimate cruise guest information. In addition, our estimates incorporate our own statistical analysis utilizing the same publicly available cruise industry data as a base.

(2)	Our estimates include the United States and Canada.

(3)	Our estimates include European countries relevant to the industry (e.g. Nordics, Germany, France, Italy, Spain and the United Kingdom).

(4)
Our estimates include the Southeast Asia (e.g. Singapore, Thailand and the Philippines), East Asia (e.g. China and Japan), South Asia (e.g. India and Pakistan) and Oceanian (e.g. Australia and Fiji Islands) regions.

North America

The majority of cruise guests are sourced from North America, which represented approximately 54% of global cruise guests in 2015. The compound annual growth rate in cruise guests sourced from this market was approximately 2% from 2011 to 2015.

Europe

Cruise guests sourced from Europe represented approximately 28% of global cruise guests in 2015. The compound annual growth rate in cruise guests sourced from this market was approximately 1% from 2011 to 2015.

Asia/Pacific

Cruise guests sourced from the Asia/Pacific region represented approximately 14% of global cruise guests in 2015. The compound annual growth rate in cruise guests sourced from this market was approximately 24% from 2011 to 2015. We expect the Asia/Pacific region to demonstrate an even higher growth rate in the near term, although it will continue to represent a relatively small sector compared to North America.

Competition

We compete with a number of cruise lines. Our principal competitors are Carnival Corporation & plc, which owns, among others, Aida Cruises, Carnival Cruise Line, Costa Cruises, Cunard Line, Holland America Line, P&O Cruises, Princess Cruises and Seabourn; Disney Cruise Line; MSC Cruises; Norwegian Cruise Line Holdings Ltd, which owns Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises. Cruise lines compete with other vacation alternatives such as land-based resort hotels and sightseeing destinations for consumers’ leisure time.

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

Safety, Environment and Health policies

We are committed to protecting the safety, environment and health of our guests, employees and others working on our behalf. We are also committed to protecting the marine environment and communities in which we operate. Our efforts in these areas are guided by a Maritime Advisory Board of experts, overseen by the Safety, Environment and Health Committee of our Board of Directors and managed by our dedicated Safety, Environment and Health Department which is responsible for all of our maritime safety, global security, environmental stewardship and medical/public health activities.

We believe in transparent reporting on our safety, environment and health performance as well as our corporate responsibility efforts and annually publish a Sustainability Report in accordance with the guidelines of the Global Reporting Initiative. This report, which is accessible on our corporate website, highlights our progress with regards to those environmental and social aspects of our business that we believe are most significant to our organization and stakeholders. Our corporate website also provides information about our environmental performance goals and our voluntary reporting of onboard security incidents. The foregoing information contained on our website is not a part of any of these reports and is not incorporated by reference herein or in any other report or document we file with the Securities and Exchange Commission.

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

We sell and market our global brands, Royal Caribbean International, Celebrity Cruises and Azamara Club Cruises, to guests outside of the United States and Canada through our offices in the United Kingdom, France, Germany, Norway, Italy, Spain, Singapore, China, Brazil, Australia and Mexico. We believe that having a local presence in these markets provides us with the ability to react more quickly to local market conditions and better understand our consumer base in each market. We further extend our geographic reach with a network of 37 independent international representatives located throughout the world covering 114 countries. Historically, our focus has been to primarily source guests for our global brands from North America. We continue to expand our focus on selling and marketing our cruise brands to guests in countries outside of North America by tailoring itineraries and onboard product offerings to the cultural characteristics and preferences of our international guests. In addition, we explore opportunities that may arise to acquire or develop brands tailored to specific markets.

Passenger ticket revenues generated by sales originating in countries outside of the United States were approximately 45% of total passenger ticket revenues in 2015 and 47% and 48% in 2014 and 2013, respectively. International guests have grown from approximately 2.2 million in 2011 to approximately 2.5 million in 2015.

Cost efficiency, operating expenditures and adequate cash and liquidity

We continue our commitment to identify and implement cost containment initiatives. In 2015, we consolidated our marine operations organization into a single, global organization in order to better take advantage of synergies, efficiencies and economies of scale of our total fleet. We expect the organization to yield better operating efficiencies while increasing safety and reliability.

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

We are committed to building state-of-the-art ships and we believe our success in this area provides us with a competitive advantage. Our new vessels traditionally generate higher revenue yield premiums and are more efficient to operate than existing vessels.

Our brands, excluding our 50% joint venture TUI Cruises, currently have seven new ships on order. These consist of three Quantum-class ships, which are scheduled to enter service in the second quarter of 2016, second quarter of 2019 and fourth quarter of 2020, respectively, two Oasis-class ships, which are scheduled to enter service in the second quarters of 2016 and 2018, respectively, and two ships of a new generation for Celebrity Cruises, which are scheduled to enter service in the second half of 2018 and the first half of 2020, respectively. The addition of these seven ships is expected to increase our passenger capacity by approximately 29,150 berths by December 31, 2020, or approximately 28.6%, as compared to our capacity as of December 31, 2015. In addition, TUI Cruises, our 50% joint venture, currently has agreements for the construction of four new ships. These ships are scheduled to enter service in the second quarters of 2016, 2017, 2018 and 2019, with an expected total capacity of 10,700 berths.

In addition, we regularly evaluate opportunities to order new ships, purchase existing ships or sell ships in our current fleet. In the current environment of high industry demand, we anticipate placing orders for new ships earlier than historical practice as well as more aggressively seeking to sell older capacity.

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

Our ships offer a wide selection of itineraries that call on approximately 490 destinations in 115 countries, spanning all seven continents. We are focused on obtaining the best possible long-term shareholder returns by operating in established markets while growing our presence in developing markets. New capacity allows us to expand into new markets and itineraries. Our brands have expanded their mix of itineraries while strengthening our ability to further penetrate the Asian and Australian markets. Additionally, in order to capitalize on the summer season in the Southern Hemisphere and mitigate the impact of the winter weather in the Northern Hemisphere, our brands have focused on deployment in the Caribbean, Asia and Australia during that period.

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

Technological capabilities

The need to develop and use innovative technology is increasingly important. Technology is a pervasive part of virtually every business process we use to support our strategic focus and provide a quality experience to our customers before, during and after their cruise. Moreover, as the use of our various websites and social media platforms continue to increase along with the use of technology onboard our ships by both our guests and crew, we continually need to upgrade our systems, infrastructure and technologies to facilitate this growth. For instance, in 2015, we continued to advance our onboard technology in areas such as internet connectivity at sea, guest check-in and dining. We also introduced new mobile-friendly websites for our travel partners and direct customers and new mobile apps to enhance the guest experience onboard our ships. Additionally, cyber security is a continued focus and we have made and will continue to make significant investments to protect our customer data, intellectual property and global operations.

Additionally, as we expand into new markets, we must ensure that we have the proper technology in place to support the market. For instance, our capabilities need to adapt to each of our markets' languages and regulations. As we expand our business, this has been an increased focus for us.

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

Royal Caribbean International, Celebrity Cruises and Azamara Club Cruises offer rewards to their guests through their loyalty programs, Crown & Anchor Society, Captain’s Club and Le Club Voyage, respectively, to encourage repeat business. Crown & Anchor Society has approximately 9.2 million members worldwide. Captain’s Club and Le Club Voyage have 3.1 million members combined worldwide. Members earn increasing membership status by accumulating cruise points or credits, depending on the brand, which may be redeemed on future sailings. Members are awarded points or credits in proportion to the number of cruise days and stateroom category. The loyalty programs provide certain tiers of membership benefits which can be redeemed by guests after accumulating the number of cruise points or credits specified for each tier. In addition, upon achieving a certain level of cruise points or credits, members benefit from reciprocal membership benefits across all of our loyalty programs. Examples of the rewards available under our loyalty programs include, but are not limited to, priority ship embarkation, priority waitlist for shore excursions, complimentary laundry service, complimentary internet, booklets with onboard discount offers, upgraded bathroom amenities, private seating on the pool deck, ship tours and, in the case of our most loyal guests who have achieved the highest levels of cruise points or credits, complimentary cruise days. We regularly work to enhance each of our loyalty programs by adding new features and amenities in order to reward our repeat guests.

Operations

Cruise Ships and Itineraries

As of December 31, 2015, our brands, including our 50% joint venture TUI Cruises, operated 44 ships with a selection of worldwide itineraries ranging from two to 24 nights that call on approximately 490 destinations.

The following table presents summary information concerning the ships we will operate in 2016 under these six cruise brands and their geographic areas of operation based on current 2016 itineraries (subject to change).

Ship	Year Ship Built	Year Ship Entered Service(1)	Approximate Berths	Primary Areas of Operation
Royal Caribbean International
Harmony of the Seas	2016	2016	5,450	Eastern/Western Caribbean, Mediterranean
Ovation of the Seas	2016	2016	4,150	Eastern Asia
Anthem of the Seas	2015	2015	4,100	Bermuda, Canada, Eastern/Western/Southern Caribbean, Bahamas
Quantum of the Seas	2014	2014	4,150	Eastern Asia
Allure of the Seas	2010	2010	5,450	Eastern/Western Caribbean
Oasis of the Seas	2009	2009	5,450	Eastern/Western Caribbean
Independence of the Seas	2008	2008	3,600	Northern Europe, Western Caribbean
Liberty of the Seas	2007	2007	3,600	Western Caribbean
Freedom of the Seas	2006	2006	3,750	Eastern/Western Caribbean
Jewel of the Seas	2004	2004	2,100	Mediterranean, Southern Caribbean
Mariner of the Seas	2003	2003	3,100	Eastern Asia and Southeastern Asia
Serenade of the Seas	2003	2003	2,100	Southern Caribbean, Northern Europe, Canada
Navigator of the Seas	2002	2002	3,250	Northern Europe, Southern/Western Caribbean
Brilliance of the Seas	2002	2002	2,100	Mediterranean, Western Caribbean
Adventure of the Seas	2001	2001	3,100	Southern Caribbean
Radiance of the Seas	2001	2001	2,100	Alaska, Australia/New Zealand
Explorer of the Seas	2000	2000	3,250	Alaska, Australia/New Zealand
Voyager of the Seas	1999	1999	3,250	Eastern Asia, Australia/New Zealand
Vision of the Seas	1998	1998	2,000	Western Caribbean, Mediterranean, Dubai
Enchantment of the Seas	1997	1997	2,250	Bahamas
Rhapsody of the Seas	1997	1997	2,000	Mediterranean, South America, Western Caribbean
Grandeur of the Seas	1996	1996	1,950	Southern/Eastern/Western Caribbean, Bermuda, Bahamas
Splendour of the Seas(2)	1996	1996	1,800	Dubai
Legend of the Seas	1995	1995	1,800	Eastern Asia, Australia/New Zealand
Majesty of the Seas	1992	1992	2,350	Bahamas
Empress of the Seas(3)	1990	2016	1,550	Western Caribbean
Celebrity Cruises
Celebrity Reflection	2012	2012	3,000	Mediterranean, Eastern/Western Caribbean
Celebrity Silhouette	2011	2011	2,850	Northern Europe, Mediterranean, Eastern/Western Caribbean
Celebrity Eclipse	2010	2010	2,850	Northern Europe, Southern Caribbean
Celebrity Equinox	2009	2009	2,850	Mediterranean, Eastern/Southern Caribbean
Celebrity Solstice	2008	2008	2,850	Alaska, Australia/New Zealand
Celebrity Constellation	2002	2002	2,150	Western Caribbean, Mediterranean, Middle East
Celebrity Summit	2001	2001	2,150	Southern Caribbean, Bermuda, Canada
Celebrity Infinity	2001	2001	2,150	South America, Alaska
Celebrity Millennium	2000	2000	2,150	Alaska, Southeastern Asia, Eastern Asia

Ship	Year Ship Built	Year Ship Entered Service(1)	Approximate Berths	Primary Areas of Operation
Celebrity Xpedition	2001	2004	100	Galapagos Islands
Azamara Club Cruises
Azamara Quest	2000	2007	700	Australia/New Zealand, Southeastern Asia, Eastern Asia, Northern Europe, Eastern/Western/Southern Caribbean
Azamara Journey	2000	2007	700	Southeastern Asia, Eastern Asia, Mediterranean Eastern/Western and Southern Caribbean
Pullmantur
Monarch	1991	2013	2,350	Southern Caribbean, Northern Europe
Sovereign	1988	2008	2,300	Mediterranean, Brazil
CDF Croisières de France
Horizon	1990	2010	1,400	Northern Europe, Mediterranean, Southern Caribbean
Zenith	1992	2014	1,400	Europe, Brazil
TUI Cruises
Mein Schiff 5	2016	2016	2,500	Southern Caribbean
Mein Schiff 4	2015	2015	2,500	Northern Europe, Mediterranean, Southern Caribbean
Mein Schiff 3	2014	2014	2,500	Mediterranean, Southern Caribbean, Dubai
Mein Schiff 2	1997	2011	1,900	Dubai, Mediterranean
Mein Schiff 1	1996	2009	1,900	Southeastern Asia, Northern Europe, Mediterranean
Total			123,000
_______________________________________________________________________________

(1)	The year a ship entered service refers to the year in which the ship commenced cruise revenue operations for the brand.

(2)
In March 2015, we announced the pending sale of Splendour of the Seas to TUI Cruises, which is scheduled to be completed in April 2016. After the sale, TUI Cruises will lease the ship to Thomson Cruises, a subsidiary of TUI AG, which will operate the ship.

(3)	Empress of the Seas (also known as Empress) will be redeployed from Pullmantur to Royal Caribbean International in February 2016. Prior to redeployment, Empress of the Seas will operate in Brazil.

Our brands, including our 50% joint venture, TUI Cruises, have eleven ships on order. Three ships on order are being built in Germany by Meyer Werft GmbH, four are being built in Finland by Meyer Turku shipyard and four are being built in France by STX France. The expected dates that our ships on order will enter service and their approximate berths are as follows:

Ship	Expected to Enter Service	Approximate Berths
Royal Caribbean International—
Quantum-class:
Ovation of the Seas	2nd Quarter 2016	4,150
Unnamed	2nd Quarter 2019	4,150
Unnamed	4th Quarter 2020	4,150
Oasis-class:
Harmony of the Seas	2nd Quarter 2016	5,450
Unnamed	2nd Quarter 2018	5,450
Celebrity Cruises — Project Edge
Unnamed	2nd Half 2018	2,900
Unnamed	1st Half 2020	2,900
TUI Cruises (50% joint venture)—
Mein Schiff 5	2nd Quarter 2016	2,500
Mein Schiff 6	2nd Quarter 2017	2,500
Unnamed	2nd Quarter 2018	2,850
Unnamed	2nd Quarter 2019	2,850
Total Berths		39,850

Seasonality

Our revenues are seasonal based on the demand for cruises. Demand is strongest for cruises during the Northern Hemisphere’s summer months and holidays. In order to mitigate the impact of the winter weather in the Northern Hemisphere and to capitalize on the summer season in the Southern Hemisphere, our brands have focused on deployment in the Caribbean, Asia and Australia during that period.

Passengers and Capacity

Selected statistical information is shown in the following table (see Description of Certain Line Items and Selected Operational and Financial Metrics under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, for definitions):

	Year Ended December 31,
	2015	2014	2013	2012	2011
Passengers Carried	5,401,899	5,149,952	4,884,763	4,852,079	4,850,010
Passenger Cruise Days	38,523,060	36,710,966	35,561,772	35,197,783	34,818,335
Available Passenger Cruise Days (APCD)	36,646,639	34,773,915	33,974,852	33,705,584	33,235,508
Occupancy	105.1%	105.6%	104.7%	104.4%	104.8%

Cruise Pricing

Our cruise ticket prices include accommodations and a wide variety of activities and amenities, including meals and entertainment. Prices vary depending on many factors including the destination, cruise length, stateroom category selected and the time of year the cruise takes place. Although we grant credit terms in select markets mainly outside of the United States, our payment terms generally require an upfront deposit to confirm a reservation, with the balance due prior to the sailing. Our cruises are available for sale at least one year in advance and often as much as two years in advance of sailing. During the selling period of a cruise, we continually monitor and adjust our cruise ticket prices for available guest staterooms based on demand, with the objective of maximizing net yields. In early 2015, in an effort to preserve the integrity of our cruise pricing, we implemented a new policy against introducing incremental discounting on our ticket prices in certain markets within a certain period prior to the sailing date.

Additionally, as we grow our business globally, our sale arrangements with travel agents may vary. For instance, our sale arrangements in the mainland Chinese market are primarily composed of travel agent charter and group sales with full payment due close-in to sailing, and to a lesser extent, retail agency and direct sales.

We have developed and implemented enhanced revenue management tools and made improvements to our pricing capabilities. Combined, these enhancements enable us to better understand and react to the current demand and pricing environment and to implement a variety of promotions.

We offer air transportation to our guests through our air transportation program available in major cities around the world. Generally, air tickets are sold to guests at prices close to cost which vary by gateway and destination.

Passenger ticket revenues accounted for approximately 73%, 73% and 72% of total revenues in 2015, 2014 and 2013, respectively.

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

In conjunction with our cruise vacations, we offer pre- and post-cruise hotel packages to our Royal Caribbean International, Celebrity Cruises and Azamara Club Cruises guests. During 2015, we continued to expand the markets in which we sell our cruise vacation protection coverage, which provides guests with coverage for trip cancellation, medical protection and baggage protection. Onboard and other revenues accounted for approximately 27%, 27% and 28% of total revenues in 2015, 2014 and 2013, respectively.

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

Employees

As of December 31, 2015, our brands, excluding our 50% joint venture, TUI Cruises, employed over 66,000 employees, including 60,000 shipboard employees as well as 6,000 full-time and 100 part-time employees in our shoreside operations. As of December 31, 2015, approximately 83% of our shipboard employees were covered by collective bargaining agreements.

Insurance

We maintain insurance on the hull and machinery of our ships, with insured values generally equal to the net book value of each ship. This coverage is maintained with financially sound insurance underwriters from the British, Scandinavian, French, United States and other reputable international insurance markets.

We maintain protection and indemnity liability insurance, which provides coverage for liabilities, costs and expenses for illness and injury to crew, guest injury, pollution and other third-party claims that arise out of, or are the result of, our cruise operations. Our vessels are insured through either the United Kingdom Mutual Steam Ship Assurance Association (Bermuda) Limited, the Steamship Mutual Underwriting Association or Gard AS. Our protection and indemnity liability insurance is done on a mutual basis and we are subject to additional premium calls in amounts based on claim records of all members of the mutual protection and indemnity association. We are also subject to additional premium calls based on investment shortfalls experienced by the insurer.

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

Insurance coverage for shoreside property and casualty exposures, shipboard inventory, off-vessel liability, directors & officers and other risks are maintained with insurance underwriters in the United States and the United Kingdom.

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

Trademarks

We own a number of registered trademarks related to the Royal Caribbean International, Celebrity Cruises, Azamara Club Cruises, Pullmantur and CDF Croisières de France cruise brands. The registered trademarks include the name “Royal Caribbean International” and its crown and anchor logo, the name “Celebrity Cruises” and its “X” logo, the name “Azamara Club Cruises” and its globe with an “A” logo, the names “Pullmantur Cruises” and “Pullmantur” and their logos, the name “CDF Croisières de France” and its logo, and the names of various cruise ships, as well as loyalty program names and other marketing programs. We believe our largest brands' trademarks are widely recognized throughout the world and have considerable value.

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
The MARPOL Regulations impose global limitations on the sulfur content of fuel used by ships operating worldwide to 3.5%. The MARPOL Regulations also establish special Emission Control Areas (‘‘ECAs’’) with stringent limitations on sulfur emissions in these areas. As of February 2016, there are four established ECAs that restrict sulfur emissions: the Baltic Sea, the North Sea/English Channel, certain waters surrounding the North American coast, and the waters surrounding Puerto Rico and the U.S. Virgin Islands (the “Caribbean ECA”).

Since January 1, 2015, ships operating in these sulfur ECAs have been required to reduce their fuel sulfur content from 1.0% to 0.1%. This reduction did not have a significant impact on our results of operations in 2015 largely due to a number of mitigating steps we have taken over the last several years, including equipping all of our new ships delivered during or after 2014 with advanced emissions purification ("AEP") systems covering all engines and actively developing and testing AEP systems on our existing fleet. We currently have in place exemptions for 19 of our ships which apply while they are sailing in the North American and Caribbean ECAs and for 2 of our ships that apply while they are sailing in the Baltic and North Sea/English Channel ECA’s. These exemptions have delayed the requirement to comply with the additional sulfur content reduction pending our continued development and deployment of AEP systems on these ships.

We continue to implement our AEP system strategy both for our ships on order and for our existing fleet. As our new ships are delivered, they will provide us with additional operational and deployment flexibility. In addition, we believe that the learning from our existing endeavors as well as our further efforts with regards to this technology will allow us to execute an effective AEP system retrofit strategy for our fleet. As a result, we believe the cost of complying with the 2015 ECA sulfur emission requirement will not be significant to our results of operations in 2016 and the years following.

By January 1, 2020, the MARPOL regulations will require the worldwide limitations on sulfur content of fuel to be reduced from 3.5% to 0.5%. While this deadline may be extended under certain circumstances and/or in certain regions, if such a reduced limitation is implemented worldwide or in areas in which a substantial number of our ships operate and we have not been able to successfully mitigate the impact with evolving technical solutions, our fuel costs could increase significantly.

All new ships that began construction after January 1, 2016 will be required to meet more stringent nitrogen oxide emission limits when operating within the North American and U.S. Caribbean Sea ECA. We have been in the process of evaluating a number of technological alternatives over the last several years to address these new requirements and believe that we will be able to comply with these limits without a significant impact to our operations or fuel costs.

We have also taken a number of other steps to improve the overall fuel efficiency of our fleet, including our new ships on order, and, accordingly, reduce our fuel costs. We continue to work to improve the efficiency of our existing fleet, including improvements in operations and voyage planning as well as improvements to the propulsion, machinery, HVAC and lighting systems. The overall impact of these efforts has resulted in a 21.4% improvement in energy efficiency from 2005 through 2014 and we believe that our energy consumption per guest is currently the lowest in the cruise industry.

In July 2011, new MARPOL Regulations introduced mandatory measures to reduce greenhouse gas emissions. These include the utilization of an energy efficiency design index (EEDI) for new ships as well as the establishment of an energy efficient management plan for all ships. The EEDI is a performance-based mechanism that requires a minimum energy efficiency in new ships. These regulations apply to new vessels ordered after January 1, 2013. Compliance with these regulations has not had nor do we expect it to have a material effect on our operating costs.

Effective July 1, 2015, the European Commission adopted legislation that will require cruise ship operators with ships visiting ports in the European Union to monitor and report on the ship’s annual carbon dioxide emissions starting in 2018. While we do not expect compliance with this regulation to materially impact our costs or results of operations, the adopting legislation presents the new monitoring and reporting requirements as the first step of a staged approach which could ultimately result in additional costs or charges associated with carbon dioxide emissions.

Labor Regulations

The International Labour Organization, an agency of the United Nations that develops worldwide employment standards, has adopted a new Consolidated Maritime Labour Convention (the “Convention”) which became effective in August 2013. The Convention reflects a broad range of standards and conditions governing all aspects of crew management for ships in international commerce, including additional requirements not previously in effect relating to the health, safety, repatriation, entitlements and status of crew members and crew recruitment practices. Each of our ships required to be certified under the Convention, has received its certification compliance. We have not incurred and do not expect to incur material costs related to ongoing compliance with the Convention.
Consumer Financial Responsibility Regulations

We are required to obtain certificates from the United States Federal Maritime Commission relating to our ability to satisfy liability in cases of non-performance of obligations to guests, as well as casualty and personal injury. As a condition to obtaining the required certificates, we arrange through our insurers for the provision of surety for two of our ship-operating companies. The required surety amount is currently $30.0 million per operator and is subject to additional consumer price index based adjustments.
We are also required by the United Kingdom, Norway, Finland, and the Baltics to establish our financial responsibility for any liability resulting from the non-performance of our obligations to guests from these jurisdictions. In the United Kingdom we are currently required by the Association of British Travel Agents to provide performance bonds totaling approximately £35.1 million. In addition, in 2015 we were required by the Civil Aviation Authority to provide performance bonds totaling approximately £11.9 million. The Norwegian Travel Guarantee Fund requires us to maintain performance bonds in varying amounts during the course of the year to cover our financial responsibility in Norway, Finland and the Baltics. These amounts ranged from NOK 30 million to NOK 105 million during 2015.
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
U.S. Income Taxation

The following is a discussion of the application of the U.S. federal and state income tax laws to us and is based on the current provisions of the U.S. Internal Revenue Code, Treasury Department regulations, administrative rulings, court decisions and the relevant state tax laws, regulations, rulings and court decisions of the states where we have business operations. All of the foregoing is subject to change, and any such change could affect the accuracy of this discussion.
Application of Section 883 of the Internal Revenue Code

We and Celebrity Cruises, Inc. are engaged in a trade or business in the United States, and many of our ship-owning subsidiaries, depending upon the itineraries of their ships, receive income from sources within the United States. Additionally, our United Kingdom tonnage tax company is a ship-operating company classified as a disregarded entity for U.S. federal income tax purposes that may earn U.S. source income. Under Section 883 of the Internal Revenue Code, certain foreign corporations may exclude from gross income (and effectively from branch profits tax as such earnings do not give rise to effectively connected earnings and profits) U.S. source income derived from or incidental to the international operation of a ship or ships, including income from the leasing of such ships.
A foreign corporation will qualify for the benefits of Section 883 if, in relevant part: (1) the foreign country in which the foreign corporation is organized grants an equivalent exemption to corporations organized in the United States; and (2) the stock of the corporation (or the direct or indirect corporate parent thereof) is “primarily and regularly traded on an established securities market” in the United States or another qualifying country such as Norway. In the opinion of our United States tax counsel, Drinker Biddle & Reath LLP, based on the representations and assumptions set forth in that opinion, we, Celebrity Cruises Inc. and our ship-owning subsidiaries with U.S. source shipping income qualify for the benefits of Section 883 because we and each of those subsidiaries are incorporated in Liberia, which is a qualifying country, and our common stock is primarily and regularly traded on an established securities market in the United States or Norway (i.e., we are a "publicly traded" corporation). If, in the future, (1) Liberia no longer qualifies as an equivalent exemption jurisdiction, and we do not reincorporate in a jurisdiction that does qualify for the exemption, or (2) we fail to qualify as a publicly traded corporation, we and all of our ship-owning or operating subsidiaries that rely on Section 883 to exclude qualifying income from gross income would be subject to U.S. federal income tax on their U.S. source shipping income and income from activities incidental thereto.
We believe that most of our income and the income of our ship-owning subsidiaries, including our U.K. tonnage tax company which is considered a division for U.S. tax purposes, is derived from or incidental to the international operation of a ship or ships and, therefore, is exempt from taxation under Section 883.
Regulations under Section 883 list activities that are not considered by the Internal Revenue Service to be incidental to the international operation of ships including the sale of air and land transportation, shore excursions and pre- and post-cruise tours. Our income from these activities that is earned from sources within the United States will be subject to U.S. taxation.
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
Because we and Celebrity Cruises Inc. conduct a trade or business in the U.S., we and Celebrity Cruises Inc. would be taxable at regular corporate rates on our separate company taxable income (i.e., without regard to the income of our ship-owning subsidiaries) on income which is effectively connected with our U.S. trade or business (generally only income from U.S. sources). In addition, if any of our earnings and profits effectively connected with our U.S. trade or business were withdrawn, or were deemed to have been withdrawn, from our U.S. trade or business, those withdrawn amounts would be subject to a “branch profits” tax at the rate of 30%. We and Celebrity Cruises Inc. would also be potentially subject to tax on portions of certain interest paid by us at rates of up to 30%.
If Section 883 were not available to our ship-owning subsidiaries, each such subsidiary would be subject to a special 4% tax on its U.S. source gross transportation income, if any, each year because it does not have a fixed place of business in the United States and its income is derived from the leasing of a ship.
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
Maltese and Spanish Income Tax

Our Pullmantur ship owner-operator subsidiaries, which include the owner-operator of CDF Croisières de France’s ship, qualify as licensed shipping organizations in Malta. No Maltese income tax is charged on the income derived from shipping activities of a licensed shipping organization. Instead, a licensed shipping organization is liable to pay a tax based on the net tonnage of the ship or ships registered under the relevant provisions of the Merchant Shipping Act. A company qualifies as a shipping organization if it engages in qualifying activities and it obtains a license from the Registrar-General to enable it to carry on such activities. Qualifying activities include, but are not limited to, the ownership, operation (under charter or otherwise), administration and management of a ship or ships registered as a Maltese ship in terms of the Merchant Shipping Act and the carrying on of all ancillary financial, security and commercial activities in connection therewith.
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
Relevant shipping profits include income from the operation of qualifying ships and from shipping related activities. Our U.K. income from non-shipping activities which do not qualify under the U.K. tonnage tax regime and which are not considered significant, remain subject to United Kingdom corporate income tax.
Brazilian Income Tax
Pullmantur and our U.K. tonnage tax company charters certain ships to Brazilian companies for operations in Brazil from November to May. Some of these charters are with unrelated third parties and others are with a Brazilian subsidiary. The Brazilian subsidiary’s earnings are subject to Brazilian taxation which is not considered significant. The charter payments made to the U.K. tonnage tax company and to Pullmantur are exempt from Brazilian income tax under current Brazilian domestic law. Additionally, some remittances of revenue from sales of certain cruises in the Brazilian market benefited from an exemption from withholding taxes that expired at the end of 2015, which will result in increased taxation for our Brazilian operations.
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

Executive Officers of the Company
As of February 22, 2016, our executive officers are:

Name	Age	Position
Richard D. Fain	68	Chairman, Chief Executive Officer and Director
Adam M. Goldstein	56	President and Chief Operating Officer
Michael W. Bayley	57	President and Chief Executive Officer, Royal Caribbean International
Lisa Lutoff-Perlo	58	President and Chief Executive Officer, Celebrity Cruises
Lawrence Pimentel	64	President and Chief Executive Officer, Azamara Club Cruises
Jorge Vilches	42	President and Chief Executive Officer, Pullmantur
Jason T. Liberty	40	Chief Financial Officer
Harri U. Kulovaara	63	Executive Vice President, Maritime
Bradley H. Stein	60	Senior Vice President, General Counsel, Chief Compliance Officer
Henry L. Pujol	48	Senior Vice President, Chief Accounting Officer

Richard D. Fain has served as a director since 1979 and as our Chairman and Chief Executive Officer since 1988. Mr. Fain is a recognized industry leader, having participated in shipping for almost 40 years and having held a number of prominent industry positions, such as Chairman of the Cruise Lines International Association (CLIA), the largest cruise industry trade association. He currently serves as Chairman-Elect of the University of Miami Board of Trustees as well as on the National Board of the Posse Foundation. He is also former chairman of the Miami Business Forum, the Greater Miami Convention and Visitors Bureau, and the United Way of Miami-Dade.
Adam M. Goldstein has served as President and Chief Operating Officer since April 2014. Prior to this, he served as President of Royal Caribbean International since February 2005 and as its President and Chief Executive Officer since September 2007. Mr. Goldstein has been employed with Royal Caribbean since 1988 in a variety of positions, including Executive Vice President, Brand Operations of Royal Caribbean International, Senior Vice President, Total Guest Satisfaction and Senior Vice President, Marketing. Mr. Goldstein served as National Chair of the United States Travel Association (formerly, Travel Industry Association of America) in 2001. In November 2014, the Board of Directors of CLIA elected Mr. Goldstein to serve a two-year term as Chairman of CLIA beginning January 1, 2015.
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
Adverse worldwide economic, geopolitical or other conditions could reduce the demand for cruises and passenger spending, adversely impacting our operating results, cash flows and financial condition including potentially impairing the value of our ships and other assets.
The demand for cruises is affected by international, national and local economic and geopolitical conditions. Weak or uncertain economic conditions impact consumer confidence and pose a risk as vacationers may postpone or reduce discretionary spending. This, in turn, may result in cruise booking slowdowns, decreased cruise prices and lower onboard revenues for us and for others in the cruise industry, as experienced in the most recent financial crisis. Given the global nature of our business, we are exposed to many different economies. As a result, gains from favorable economic conditions in certain of our markets may be offset by challenging conditions in other of our markets. For example, recent weakness in the economies of Latin America has adversely impacted the Pullmantur brand and our results of operations, partially mitigating positive economic conditions in other key markets. Any significant deterioration of global, national or local economic conditions could result in a prolonged period of booking slowdowns, depressed cruise prices and reduced onboard revenues.
Demand for our cruises is also influenced by geopolitical events. Unfavorable conditions, such as cross-border conflicts, civil unrest and governmental changes, especially in regions with popular ports of call, can undermine consumer demand and/or pricing for itineraries featuring these ports.
Significant or prolonged unrest and economic instability could materially adversely impact our operating results, cash flows and financial condition including potentially impairing the value of our ships and other assets.
Fears of terrorist and pirate attacks, war, and other hostilities and the spread of contagious diseases could have a negative impact on our results of operations.
Events such as terrorist and pirate attacks, war, and other hostilities, including the continued escalation of tensions in the Middle East and recent global terrorism incidents, and the resulting political instability, travel restrictions and advisories, the spread of contagious diseases, such as the Zika virus, and concerns over safety, health and security aspects of traveling or the fear of any of the foregoing, have had, and could have in the future, a significant adverse impact on demand and pricing in the travel and vacation industry. In view of our global operations, we are susceptible to a wider range of adverse events.
Our operating costs could increase due to market forces and economic or geo-political factors beyond our control.
Our operating costs, including fuel, food, payroll and benefits, airfare, taxes, insurance and security costs are all subject to increases due to market forces and economic or political conditions or other factors beyond our control. Increases in these operating costs could adversely affect our profitability.
Fluctuations in foreign currency exchange rates, fuel costs and interest rates could affect our financial results.
We are exposed to market risk attributable to changes in foreign currency exchange rates, fuel prices and changes in interest rates. High levels of volatility with respect to any of the foregoing could have a material impact on our financial results, net of the impact of our hedging activities and other natural offsets. Our operating results have been and will continue to be impacted, often significantly, by changes in each of these factors. For example, in 2015, the strengthening of the US dollar had a material negative impact on the value of our earnings in foreign currencies. In addition, while interest rates have been near historical lows for several years, there are indications that prevailing rates may increase in 2016. As a substantial portion of our indebtedness accrues interest at a variable rate, any significant increase in rates would adversely impact our operating results. Similarly, any significant increase in fuel prices, which currently are near historical lows, would adversely impact our results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for more information.
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
Operating globally also exposes us to numerous and sometimes conflicting legal, regulatory and tax requirements. In many parts of the world, including countries in which we operate, practices in the local business communities might not conform to international business standards. We must adhere to policies designed to promote legal and regulatory compliance as well as applicable laws and regulations. However, we might not be successful in ensuring that our employees, agents, representatives and other third parties with whom we associate throughout the world properly adhere to them. Failure by us, our employees or any of these third parties to adhere to our policies or applicable laws or regulations could result in penalties, sanctions, damage to our reputation and related costs which in turn could negatively affect our results of operations and cash flows.
If we are unable to address these risks adequately, our financial position and results of operations could be adversely affected, including potentially impairing the value of our ships and other assets.
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
The ownership and/or operation of cruise ships, airplanes, land tours, port facilities and shore excursions involves the risk of accidents, illnesses, mechanical failures, environmental incidents and other incidents which may bring into question safety, health, security and vacation satisfaction which could negatively impact our reputation. Incidents involving cruise ships, and, in particular the safety and security of guests and crew and media coverage thereof have impacted and could in the future impact demand for our cruises and pricing in the industry. Our reputation and our business could also be damaged by negative publicity regarding the cruise industry in general, including publicity regarding potentially adverse environmental impacts of cruising. The considerable expansion in the use of social media and digital marketing over recent years has compounded the potential scope of any negative publicity. If any such incident or news cycle occurs during a time of high seasonal demand, the effect could disproportionately impact our results of operations for the year. In addition, incidents involving cruise ships may result in additional costs to our business, increasing government or other regulatory oversight and, in the case of incidents involving our ships, potential litigation.
Our cruise ships and port facilities may also be adversely impacted by unusual weather patterns or natural disasters or disruptions, such as hurricanes. We are often forced to alter itineraries and occasionally to cancel a cruise or a series of cruises due to these or other factors, which could have an adverse effect on our sales and profitability. Increases in the frequency, severity or duration of severe weather events, including from changes in the global climate, could exacerbate the impact and cause further disruption to our operations. In addition, these and any other events which impact the travel industry more generally may negatively impact our ability to deliver guests or crew to our cruises and/or interrupt our ability to obtain services and goods from key vendors in our supply chain. Any of the foregoing could have an adverse impact on our results of operations and on industry performance.
An increase in capacity worldwide or excess capacity in a particular market could adversely impact our cruise sales and/or pricing.
Although our ships can be redeployed, cruise sales and/or pricing may be impacted both by the introduction of new ships into the marketplace and by deployment decisions of ourselves and our competitors. A total of 44 new ships with approximately 139,000 berths are on order for delivery through 2020 in the cruise industry. The further growth in capacity from these new ships and future orders, without an increase in the cruise industry’s share of the vacation market, could depress cruise prices and impede our ability to achieve yield improvement.
In addition, to the extent that we or our competitors deploy ships to a particular itinerary and the resulting capacity in that region exceeds the demand, we may lower pricing and profitability may be lower than anticipated. This risk may be amplified in emerging cruise markets, such as China, where we expect a significant increase in capacity over a relatively short time horizon. Any of the foregoing could have an adverse impact on our results of operations, cash flows and financial condition including potentially impairing the value of our ships and other assets.
Unavailability of ports of call may adversely affect our results of operations.
We believe that port destinations are a major reason why guests choose to go on a particular cruise or on a cruise vacation. The availability of ports is affected by a number of factors, including existing capacity constraints, constraints related to the size of certain ships, security, environmental and health concerns, adverse weather conditions and natural disasters, financial limitations on port development, exclusivity arrangements that ports may have with our competitors, local governmental regulations and local community concerns about port development and other adverse impacts on their communities from additional tourists. In addition, fuel costs may adversely impact the destinations on certain of our itineraries. Any limitations on the availability or feasibility of our ports of call or on the availability of shore excursion and other service providers at such ports could adversely affect our results of operations.
Shipyard unavailability may adversely affect our ability to grow our business as planned and our results of operations.
We rely on shipyards to construct our new ships and to repair and upgrade our existing ships. There are a limited number of shipyards with the capability and capacity to build our new ships and, accordingly, increased demand for available new construction slots could impact our ability to construct new ships when and as planned, cause us to commit to new ship orders earlier than we have historically done so and/or result in stronger bargaining power on the part of the shipyards and thus higher prices for our future ship orders. Our inability to timely and cost-effectively procure new capacity could have a significant negative impact on our future business plans and results of operations.
In addition, financial difficulties, liquidations or closures suffered by shipyards and/or their subcontractors may impact the timely delivery or costs of new ships or the ability of shipyards to repair and upgrade our fleet in accordance with our needs or expectations. Delivery delays and canceled deliveries can adversely affect our results of operations, as can any constraints on our ability to build, repair and maintain our ships on a timely or cost effective basis.

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
In the event that we do not differentiate our cruise brands from our competitors or otherwise compete effectively with other vacation alternatives and new or existing cruise companies, our results of operations and financial position could be adversely affected.
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
Although we believe we can access sufficient liquidity to fund our operations and obligations as expected, there can be no assurances to that effect. Our ability to access additional funding as and when needed, our ability to timely refinance and/or replace our outstanding debt securities and credit facilities on acceptable terms and our cost of funding will depend upon numerous factors including but not limited to the vibrancy of the financial markets, our financial performance and the performance of our industry in general. In addition, even where financing commitments have been secured, significant disruptions in the capital and credit markets could cause our banking and other counterparties to breach their contractual obligations to us. This could include failures of banks or other financial service companies to fund required borrowings under our loan agreements or to pay us amounts that may become due under our derivative contracts for hedging of fuel prices, interest rates and foreign currencies or other agreements. If any of the foregoing occurs it may have a negative impact on our cash flows, including our ability to meet our obligations, our results of operations and our financial condition.
Our inability to satisfy the covenants required by our credit facilities could adversely impact our liquidity.
Our debt agreements contain covenants, including covenants restricting our ability to take certain actions and financial covenants. In addition, our ability to make borrowings under our available credit facilities is subject to the absence of material adverse changes in our business. Our ability to maintain our credit facilities may also be impacted by changes in our ownership base. More specifically, we may be required to prepay our ship financing facilities if (i) any person or entity other than A. Wilhelmsen AS. and Cruise Associates and their respective affiliates (the “Applicable Group”) acquires ownership of more than 33% of our common stock and the Applicable Group owns less of our common stock than such person or (ii) subject to certain exceptions, during any 24-month period, a majority of the Board is no longer comprised of individuals who were members of the Board on the first day of such period. Our other debt agreements also contain change of control provisions that would be triggered by the acquisition of greater than 50% of our common stock by (i) any person or (ii) in the case of our public debt securities, a person other than a member of the Applicable Group coupled with a ratings downgrade.
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
If we are unable to appropriately balance our cost management and capital allocation strategies with our goal of satisfying guest expectations, it may adversely impact our business success.
Our goals call for us to provide high quality products and deliver high quality services. There can be no assurance that we can successfully balance these goals with our cost management and capital allocation strategies. Our business also requires us to make capital allocation decisions, such as ordering new ships and/or upgrading our ships, based on expected market preferences and projected demand. There can be no assurance that our strategies will be successful, which could adversely impact our business, financial condition and results of operations.
Our attempts to expand our business into new markets and new ventures may not be successful.
We opportunistically seek to grow our business through, among other things, expansion into new destination or source markets and establishment of new ventures complementary to our current offerings. These attempts to expand our business increase the complexity of our business, require significant levels of investment and can strain our management, personnel, operations and systems. There can be no assurance that these business expansion efforts will develop as anticipated or that we will succeed, and if we do not, we may be unable to recover our investment, which could adversely impact our business, financial condition and results of operations.
Our reliance on travel agencies to sell and market our cruises exposes us to certain risks which, if realized, could adversely impact our business.
We rely on travel agencies to generate the majority of bookings for our ships. Accordingly, we must ensure that our commission rates and incentive structures remain competitive. If we fail to offer competitive compensation packages, these agencies may be incentivized to sell cruises offered by our competitors to our detriment, which could adversely impact our operating results. Our reliance on third-party sellers is particularly pronounced in certain markets, such as China, where we have a large number of travel agent charter and group sales and less retail agency and direct booking. Refer to Cruise Pricing under Item 1. Business for further information on the China business model. In addition, the travel agent industry is sensitive to economic conditions that impact discretionary income. Significant disruptions, especially disruptions impacting those agencies that sell a high volume of our business, or contractions in the industry could reduce the number of travel agencies available for us to market and sell our cruises, which could have an adverse impact on our financial condition and results of operations.
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
Our success depends, in large part, on the skills and contributions of key executives and other employees, and on our ability to recruit and retain high quality personnel in key markets. We must continue to sufficiently recruit, retain, train and motivate our employees to maintain our current business and support our projected global growth both shoreside and on our ships. Furthermore, as of December 31, 2015, 83% of our shipboard employees were covered by collective bargaining agreements. A dispute under our collective bargaining agreements could result in a work stoppage of those employees covered by the agreements. A loss of key employees, our inability to recruit or retain qualified personnel or disruptions among our personnel could adversely affect our results of operations.
Business activities that involve our co-investment with third parties may subject us to additional risks.
Partnerships, joint ventures, and other business structures involving our co-investment with third parties, such as our joint venture to operate TUI Cruises, our partnership to operate SkySea Cruises, our investment in Grand Bahama Shipyard and our minority ownership investments in various port development and other projects, generally include some form of shared control over the operations of the business and create additional risks, including the possibility that other investors in such ventures could become bankrupt or otherwise lack the financial resources to meet their obligations, or could have or develop business interests, policies or objectives that are inconsistent with ours. In addition, actions by another investor may present additional risks of operational difficulties or reputational or legal concerns. These or other issues related to our co-investment with third parties could adversely impact our operations.
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
We may be exposed to risks and costs associated with cyber security, including protecting the integrity and security of our guests’, employees’ and business partners’ personal information.
We are subject to various risks associated with the collection, handling, storage and transmission of sensitive information, including risks related to compliance with applicable laws and other contractual obligations, as well as the risk that our systems collecting such information could be compromised. In the course of doing business, we collect large volumes of internal and customer data, including personally identifiable information for various business purposes. We are subject to federal, state and international laws relating to the collection, use, retention, security and transfer of personally identifiable information. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between the Company and its subsidiaries, and among the Company, its subsidiaries and other parties with which the Company has commercial relations. Several jurisdictions have passed laws in this area, and other jurisdictions are considering imposing additional restrictions. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. Complying with emerging and changing international requirements may cause us to incur substantial costs or require us to change our business practices. If we fail to comply with the various applicable data collection and privacy laws, we could be exposed to fines, penalties, restrictions, litigation or other expenses, and our business could be adversely impacted.
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
The United States and various state and foreign government or regulatory agencies have enacted or are considering new environmental regulations or policies, such as requiring the use of low sulfur fuels, increasing fuel efficiency requirements, further restricting emissions, or other initiatives to limit greenhouse gas emissions that could increase our direct cost to operate in certain markets, increase our cost for fuel, limit the supply of compliant fuel, cause us to incur significant expenses to purchase and/or develop new equipment and adversely impact the cruise vacation industry. While we have taken and expect to continue to take a number of actions to mitigate the potential impact of certain of these regulations, there can be no assurances that these efforts will be successful or completed on a timely basis. Some environmental groups have also lobbied for more stringent regulation of cruise ships and have generated negative publicity about the cruise vacation industry and its environmental impact. See Item 1. Business-Regulation-Environmental Regulations. An increase in fuel prices not only impacts our fuel costs, but also some of our other expenses, such as crew travel, freight and commodity prices.
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
We and a number of our subsidiaries are foreign corporations that derive income from a U.S. trade or business and/or from sources within the U.S. Drinker Biddle & Reath LLP, our United States tax counsel, has delivered to us an opinion, based on certain representations and assumptions set forth in it, to the effect that this income, to the extent derived from or incidental to the international operation of a ship or ships, is excluded from gross income U.S. federal income tax purposes pursuant to Section 883 of the Internal Revenue Code. We believe that most of our income (including that of our subsidiaries) is derived from or incidental to the international operation of a ship or ships.

Our ability to rely on Section 883 could change in the future. Provisions of the Internal Revenue Code, including Section 883, are subject to legislative change at any time. Moreover, changes could occur in the future with respect to the identity, residence or holdings of our direct or indirect shareholders, trading volume or trading frequency of our shares, or relevant foreign tax laws of Liberia such that they no longer qualify as equivalent exemption jurisdictions, that could affect our eligibility for the Section 883 exemption. Accordingly, there can be no assurance that we will continue to be exempt from U.S. income tax on U.S. source shipping income in the future. If we were not entitled to the benefit of Section 883, we and our subsidiaries would be subject to U.S. taxation on a portion of the income derived from or incidental to the international operation of our ships, which would reduce our net income.
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

Our principal executive office and principal shoreside operations are located in leased office buildings at the Port of Miami, Florida. We also lease a number of other offices in the US and throughout Europe, Asia, Mexico, South America and Australia to administer our brand operations globally.

We believe that our facilities are adequate for our current needs and that we are capable of obtaining additional facilities as necessary.

We also operate two private destinations which we utilize as a port-of-call on certain of our itineraries: (i) an island we own in the Bahamas which we call CocoCay; and (ii) Labadee, a secluded peninsula we lease on the north coast of Haiti.
Item 3.    Legal Proceedings
A class action complaint was filed in June 2011 against Royal Caribbean Cruises Ltd. in the United States District Court for the Southern District of Florida on behalf of a purported class of stateroom attendants employed onboard Royal Caribbean International cruise vessels. The complaint alleged that the stateroom attendants were required to pay other crew members to help with their duties and that certain stateroom attendants were required to work back of house assignments without the ability to earn gratuities, in each case, in violation of the U.S. Seaman’s Wage Act. In May 2012, the district court granted our motion to dismiss the complaint on the basis that the applicable collective bargaining agreement requires any such claims to be arbitrated. The United States Court of Appeals, 11th Circuit, affirmed the district court’s dismissal and denied the plaintiffs’ petition for re-hearing and re-hearing en banc. In October 2014, the United States Supreme Court denied the plaintiffs’ request to review the order compelling arbitration. Subsequently, approximately 575 crew members submitted demands for arbitration. The demands make substantially the same allegations as in the federal court complaint and are similarly seeking damages, wage penalties and interest in an indeterminate amount. Unlike the federal court complaint, the demands for arbitration are being brought individually by each of the crew members and not on behalf of a purported class of stateroom attendants. In February 2016, we settled this matter as to all demanding crew members in exchange for our payment in the aggregate of an immaterial amount. The settlement is subject to finalization of all settlement documents.

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
Item 4.    Mine Safety Disclosures
None.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the New York Stock Exchange ("NYSE") and the Oslo Stock Exchange ("OSE") under the symbol "RCL". In 2015, we applied for and received approval to delist from the OSE. Our last day of trading on the OSE is scheduled for March 8, 2016.
The table below sets forth the high and low sales prices of our common stock as reported by the NYSE and the OSE for the two most recent years by quarter:

	NYSE Common Stock		OSE Common Stock(1)
	High	Low	High	Low
2015
Fourth Quarter	$103.40	$87.08	905.00	705.00
Third Quarter	$97.60	$77.74	803.50	617.00
Second Quarter	$83.32	$65.91	669.50	485.60
First Quarter	$85.56	$72.79	666.00	555.00
2014
Fourth Quarter	$83.90	$52.32	638.00	347.00
Third Quarter	$69.31	$53.66	439.60	332.00
Second Quarter	$57.38	$49.65	349.00	300.00
First Quarter	$54.93	$45.95	332.60	284.20
_______________________________________________________________________________

(1)	Denominated in Norwegian kroner, as listed in the price history database available at www.oslobors.no
Holders
As of February 12, 2016 there were 907 record holders of our common stock. Since certain of our shares are held by brokers and other institutions on behalf of shareholders, the foregoing number is not representative of the number of beneficial owners.
Dividends
In 2014, we declared cash dividends on our common stock of $0.25 per share during the first and second quarters of 2014. We increased the dividend amount to $0.30 per share for the dividends declared in the third and fourth quarters of 2014 and the first and second quarters of 2015. The dividend amount was increased to $0.375 per share for the dividends declared in the third and fourth quarters of 2015.
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
Stock Repurchases
The following table presents the total number of shares of our common stock that we repurchased during the three months ended December 31, 2015:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1, 2015 - October 31, 2015(1)	1,632,820	(2)	1,632,820	$300,000,000
November 1, 2015 - November 30, 2015(1)	470,468	(2)	470,468	$300,000,000
December 1, 2015 - December 31, 2015(1)	—	—	—	$300,000,000
Total	2,103,288		2,103.288

(1) In October 2015, our board of directors authorized a common stock repurchase program for up to $500 million. Subsequently, in 2015, we executed an agreement with an investment bank to purchase a total of $200 million, of the $500 million authorized amount, of our common stock under an accelerated stock repurchase (ASR) transaction. The ASR transaction was completed on November 30, 2015. Future stock repurchases under this program could include open market purchases or additional accelerated share repurchases. We expect to complete the program by the end of 2016. For further information on the ASR transaction, refer to Note 8. Shareholders' Equity to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data.
(2) Final settlement of the ASR transaction occurred on November 30, 2015, resulting in 2.1 million shares of common stock repurchased at an average price of $95.09 per share.
Performance Graph
The following graph compares the total return, assuming reinvestment of dividends, on an investment in the Company, based on performance of the Company's common stock, with the total return of the Standard & Poor's 500 Composite Stock Index and the Dow Jones United States Travel and Leisure Index for a five year period by measuring the changes in common stock prices from December 31, 2010 to December 31, 2015.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Royal Caribbean Cruises Ltd., the S&P 500 Index and the Dow Jones US Travel & Leisure Supersector Index

$300
$250
$200
$150
$100
$50
$0
12/10
12/11
12/12
12/13
12/14
12/15
Royal Caribbean Cruises Ltd.
S&P 500
Dow Jones US Travel & Leisure Supersector

	12/10	12/11	12/12	12/13	12/14	12/15
Royal Caribbean Cruises Ltd.	100.00	53.14	74.05	105.23	186.20	232.27
S&P 500	100.00	102.11	118.45	156.82	178.29	180.75
Dow Jones US Travel & Leisure	100.00	106.69	120.91	175.90	204.69	216.76
The stock performance graph assumes for comparison that the value of the Company's common stock and of each index was $100 on December 31, 2010 and that all dividends were reinvested. Past performance is not necessarily an indicator of future results.

Item 6.    Selected Financial Data
The selected consolidated financial data presented below for the years 2011 through 2015 and as of the end of each such year, except for Adjusted Net Income amounts, are derived from our audited consolidated financial statements and should be read in conjunction with those financial statements and the related notes as well as in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Operating Data:
Total revenues	$8,299,074	$8,073,855	$7,959,894	$7,688,024	$7,537,263
Operating income	$874,902	$941,859	$798,148	$403,110	$931,628
Net income	$665,783	$764,146	$473,692	$18,287	$607,421
Adjusted Net Income(1) (2)	$1,065,066	$755,729	$539,224	$442,873	$607,421
Per Share Data—Basic:
Net income	$3.03	$3.45	$2.16	$0.08	$2.80
Adjusted Net Income	$4.85	$3.41	$2.46	$2.03	$2.80
Weighted-average shares	219,537	221,658	219,638	217,930	216,983
Per Share Data—Diluted:
Net income	$3.02	$3.43	$2.14	$0.08	$2.77
Adjusted Net Income	$4.83	$3.39	$2.44	$2.02	$2.77
Weighted-average shares and potentially dilutive shares	220,689	223,044	220,941	219,457	219,229
Dividends declared per common share	$1.35	$1.10	$0.74	$0.44	$0.20
Balance Sheet Data:
Total assets	$20,921,855	$20,713,190	$20,072,947	$19,827,930	$19,804,405
Total debt, including capital leases	$8,667,055	$8,443,948	$8,074,804	$8,489,947	$8,495,853
Common stock	$2,339	$2,331	$2,308	$2,291	$2,276
Total shareholders' equity	$8,063,039	$8,284,359	$8,808,265	$8,308,749	$8,407,823
_______________________________________________________________________________

(1)
For 2015, 2014 and 2013, refer to Financial Presentation and Results of Operations under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for definition of Adjusted Net Income and reconciliation of Adjusted Net Income to Net income.

(2)
Amount for 2012 excludes an impairment charge of $385.4 million, to write down Pullmantur's goodwill to its implied fair value and to write down trademarks and trade names and certain long-lived assets, consisting of aircraft that was then owned and operated by Pullmantur Air, to their fair value, and a net deferred tax charge of $28.5 million. The net deferred tax charge includes a $33.7 million charge to record a 100% valuation allowance related to our deferred tax assets for Pullmantur and a $5.2 million tax benefit to reduce the deferred tax liability related to Pullmantur's trademarks and trade names. Additionally, the amount for 2012 excludes a $10.7 million loss related to the estimated impact of Pullmantur's non-core businesses that were sold in 2014.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Concerning Forward-Looking Statements
The discussion under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document, including, for example, under the "Risk Factors" and "Business" captions, includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance (including our expectations for the first quarter and full year of 2016, our earnings and yield estimates for 2016 set forth under the heading "Outlook" below and expectations regarding the timing and results of our Double-Double Program), business and industry prospects or future results of operations or financial position, made in this Annual Report on Form 10-K are forward-looking. Words such as "anticipate," "believe," "could," "estimate," "expect," "goal," "intend," "may," "plan," "project," "seek," "should," "will," and similar expressions are intended to further identify any of these forward-looking statements. Forward-looking statements reflect management's current expectations but they are based on judgments and are inherently uncertain. Furthermore, they are subject to risks, uncertainties and other factors, that could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to, those discussed in this Annual Report on Form 10-K and, in particular, the risks discussed under the caption "Risk Factors" in Part I, Item 1A of this report.
All forward-looking statements made in this Annual Report on Form 10-K speak only as of the date of this document. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
The discussion and analysis of our financial condition and results of operations have been organized to present the following:

•	a review of our critical accounting policies and of our financial presentation, including discussion of certain operational and financial metrics we utilize to assist us in managing our business;

•	a discussion of our results of operations for the year ended December 31, 2015 compared to the same period in 2014 and the year ended December 31, 2014 compared to the same period in 2013;

•	a discussion of our business outlook, including our expectations for selected financial items for the first quarter and full year of 2016; and

•	a discussion of our liquidity and capital resources, including our future capital and contractual commitments and potential funding sources.
Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). (Refer to Note 1. General and Note 2. Summary of Significant Accounting Policies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data). Certain of our accounting policies are deemed "critical," as they require management's highest degree of judgment, estimates and assumptions. We have discussed these accounting policies and estimates with the audit committee of our board of directors. We believe our most critical accounting policies are as follows:
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
We believe we have made reasonable estimates for ship accounting purposes. However, should certain factors or circumstances cause us to revise our estimates of ship useful lives or projected residual values, depreciation expense could be materially higher or lower. If circumstances cause us to change our assumptions in making determinations as to whether ship improvements should be capitalized, the amounts we expense each year as repairs and maintenance costs could increase, partially offset by a decrease in depreciation expense. If we had reduced our estimated average ship useful life by one year, depreciation expense for 2015 would have increased by approximately $66.7 million. If our ships were estimated to have no residual value, depreciation expense for 2015 would have increased by approximately $188.8 million.
Valuation of Goodwill, Indefinite-Lived Intangible Assets and Long-Lived Assets
We review goodwill, trademarks and trade names, which are our most significant indefinite-lived intangible assets, for impairment at the reporting unit level annually or, when events or circumstances dictate, more frequently. The impairment review for goodwill consists of a qualitative assessment of whether it is more-likely-than-not that a reporting unit's fair value is less than its carrying amount, and if necessary, a two-step goodwill impairment test. Factors to consider when performing the qualitative assessment include general economic conditions, limitations on accessing capital, changes in forecasted operating results, changes in fuel prices and fluctuations in foreign exchange rates. If the qualitative assessment demonstrates that it is more-likely-than-not that the estimated fair value of the reporting unit exceeds its carrying value, it is not necessary to perform the two-step goodwill impairment test. We may elect to bypass the qualitative assessment and proceed directly to step one, for any reporting unit, in any period. On a periodic basis, we elect to bypass the qualitative assessment and proceed to step one to corroborate the results of recent years' qualitative assessments. We can resume the qualitative assessment for any reporting unit in any subsequent period.
When performing the two-step goodwill impairment test, the fair value of the reporting unit is determined and compared to the carrying value of the net assets allocated to the reporting unit. We estimate the fair value of our reporting units using a probability-weighted discounted cash flow model. The estimation of fair value utilizing discounted expected future cash flows includes numerous uncertainties which require our significant judgment when making assumptions of expected revenues, operating costs, marketing, selling and administrative expenses, interest rates, ship additions and retirements as well as assumptions regarding the cruise vacation industry's competitive environment and general economic and business conditions, among other factors. The principal assumptions used in the discounted cash flow model are projected operating results, weighted-average cost of capital, and terminal value. The discounted cash flow model uses our 2016 projected operating results as a base. To that base, we add future years' cash flows assuming multiple revenue and expense scenarios that reflect the impact of different global economic environments beyond 2016 on the reporting unit. We discount the projected cash flows using rates specific to the reporting unit based on its weighted-average cost of capital. If the fair value of the reporting unit exceeds its carrying value, no further analysis or write-down of goodwill is required. If the fair value of the reporting unit is less than the carrying value of its net assets, the implied fair value of the reporting unit is allocated to all its underlying assets and liabilities, including both recognized and unrecognized tangible and intangible assets, based on their fair value. If necessary, goodwill is then written down to its implied fair value.
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
2015 Impairment of Pullmantur related assets
Pullmantur is a brand that historically targeted primarily the Spanish and Latin American markets. These markets have experienced significant volatility and the brand has adopted various changes to its operating strategy as a result. Most recently, in response to favorable economic expectations in Latin America, especially Brazil, management undertook a positioning of the brand to increase sourcing of guests and to deliver deployment for Latin American consumers; transferring newer and more efficient capacity to the brand; and selling Pullmantur’s non-core businesses to allow the brand to focus on the core cruise business.
However, the Latin American resurgence was short lived and the core Latin American economies, including Brazil, Mexico, Argentina and Venezuela, have regressed and their currencies have materially depreciated versus the

US dollar. Most notably, the Brazilian Real devalued by approximately 22% relative to the US dollar during the third quarter of 2015.
In light of the increased challenges facing Pullmantur’s Latin American strategy, we made a decision to significantly change that strategy from growing the brand through vessel transfers to a right-sizing strategy during the third quarter of 2015. This right-sizing strategy includes reducing our exposure to Latin America, refocusing on the brand’s core market of Spain and, consequently, reducing the size of Pullmantur’s fleet. This strategic change includes a decision to redeploy Pullmantur’s Empress to the Royal Caribbean International brand as well as a decision to cancel the intended transfer of the Majesty of the Seas to Pullmantur. As we previously disclosed, the planned growth of the Pullmantur fleet through the transfer of vessels into the brand has been the most significant assumption within Pullmantur's projected cash flows supporting the recoverability of the Pullmantur reporting unit’s goodwill and trademarks and trade names. Our decision to reduce the size of Pullmantur’s fleet significantly decreases the cash flow projections which have been the basis of our impairment analysis.
As a result of these developments, we performed an interim impairment evaluation of Pullmantur’s goodwill and trademarks and trade names in connection with the preparation of our financial statements during the quarter ended September 30, 2015.
Due to the previously described market conditions and our recent decision to reduce our exposure to Latin America, refocus on the brand’s core Spanish market and reduce the brand's overall capacity, we reviewed the two-step goodwill impairment test based on the updated cash flow projections. As a result of this analysis, we determined that the carrying value of the Pullmantur reporting unit exceeded its fair value. Similarly, we determined that the carrying value of Pullmantur’s trademarks and trade names exceeded their fair value as well. Accordingly, upon the completion of the two-step impairment test, we recognized impairment charges of $123.8 million and $174.3 million for goodwill and trademark and trade names, respectively, during the quarter ended September 30, 2015. These charges reflected the full carrying amounts of the goodwill and trademark and trade names leaving Pullmantur with no intangible assets on its books.
Additionally, in conjunction with performing the two-step goodwill impairment test, we identified that the estimated fair value of certain long-lived assets, consisting of two ships and three aircraft, were less than their carrying values. As a result of this determination, we evaluated these assets pursuant to our long-lived asset impairment test. The decision to significantly reduce our exposure to the Latin American market negatively impacted the expected undiscounted cash flows of these vessels and aircraft and resulted in an impairment charge of $113.2 million to write down these assets to their estimated fair values during the quarter ended September 30, 2015.
The combined impairment charge of $411.3 million related to Pullmantur’s goodwill, trademarks and trade names, vessels and aircraft was recognized in earnings during the quarter ended September 30, 2015 and is reported within Impairment of Pullmantur related assets in our consolidated statements of comprehensive income (loss).
Royal Caribbean International
During the fourth quarter of 2015, we performed our annual impairment review of goodwill for the Royal Caribbean International reporting unit. We elected to bypass the qualitative assessment and proceeded directly to step one of the two-step goodwill impairment test to corroborate the results of recent years' qualitative assessments. As a result of the test, we determined the fair value of the Royal Caribbean International reporting unit exceeded its carrying value by approximately 90% resulting in no impairment to Royal Caribbean International goodwill. As of December 31, 2015, the carrying amount of goodwill attributable to our Royal Caribbean International reporting unit was $286.8 million.
Derivative Instruments
We enter into various forward, swap and option contracts to manage our interest rate exposure and to limit our exposure to fluctuations in foreign currency exchange rates and fuel prices. These instruments are recorded on the balance sheet at their fair value and the vast majority are designated as hedges. We also use non-derivative financial instruments designated as hedges of our net investment in our foreign operations and investments. The fuel options we entered into represent economic hedges which were not designated as hedging instruments for accounting purposes and thus, changes in their fair value were immediately recognized in earnings. Although certain of our derivative financial instruments do not qualify or are not accounted for under hedge accounting, we do not hold or issue derivative financial instruments for trading or other speculative purposes. We account for derivative financial instruments in accordance with authoritative guidance. Refer to Note 2. Summary of Significant Accounting Policies and Note 14. Fair Value Measurements and Derivative Instruments to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for more information on related authoritative guidance, the Company's hedging programs and derivative financial instruments.
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
Seasonality
Our revenues are seasonal based on demand for cruises. Demand is strongest for cruises during the Northern Hemisphere's summer months and holidays. In order to mitigate the impact of the winter weather in the Northern Hemisphere and to capitalize on the summer season in the Southern Hemisphere, our brands have focused on deployment to the Caribbean, Asia and Australia during that period.

Financial Presentation
Description of Certain Line Items
Revenues
Our revenues are comprised of the following:

•	Passenger ticket revenues, which consist of revenue recognized from the sale of passenger tickets and the sale of air transportation to and from our ships; and

•
Onboard and other revenues, which consist primarily of revenues from the sale of goods and/or services onboard our ships not included in passenger ticket prices, cancellation fees, sales of vacation protection insurance and pre- and post-cruise tours. Additionally, revenue related to Pullmantur's travel agency network, land-based tours and air charter business to third parties are included in Onboard and other revenues through March 31, 2014, the date of the sale of Pullmantur's non-core businesses. Onboard and other revenues also includes revenues we receive from independent third-party concessionaires that pay us a percentage of their revenues in exchange for the right to provide selected goods and/or services onboard our ships, as well as, revenues received for procurement and management related services we perform on behalf of our unconsolidated affiliates.

Cruise Operating Expenses
Our cruise operating expenses are comprised of the following:

•
Commissions, transportation and other expenses, which consist of those costs directly associated with passenger ticket revenues, including travel agent commissions, air and other transportation expenses, port costs that vary with passenger head counts and related credit card fees;

•
Onboard and other expenses, which consist of the direct costs associated with onboard and other revenues, including the costs of products sold onboard our ships, vacation protection insurance premiums, costs associated with pre- and post-cruise tours and related credit card fees as well as the minimal costs associated with concession revenues, as the costs are mostly incurred by third-party concessionaires, and costs incurred for the procurement and management related services we perform on behalf of our unconsolidated affiliates;

•	Payroll and related expenses, which consist of costs for shipboard personnel (costs associated with our shoreside personnel are included in Marketing, selling and administrative expenses);

•	Food expenses, which include food costs for both guests and crew;

•	Fuel expenses, which include fuel and related delivery and storage costs, including the financial impact of fuel swap agreements; and

•
Other operating expenses, which consist primarily of operating costs such as repairs and maintenance, port costs that do not vary with passenger head counts, vessel related insurance, entertainment and gains and/or losses related to the sale of our ships, if any. Additionally, costs associated with Pullmantur's travel agency network, land-based tours and air charter business to third parties are included in Other operating expenses through March 31, 2014, the date of the sale of Pullmantur's non-core businesses.

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
Adjusted Net Income represents net income excluding certain items that we believe adjusting for is meaningful when assessing our performance on a comparative basis. For the periods presented, these items included the impairment of the Pullmantur related assets, restructuring and related impairment charges, other costs related to our profitability initiatives, the estimated impact of the divested Pullmantur non-core businesses for periods prior to the sales transaction, the loss recognized on the sale of Celebrity Century, the impact of the change in our voyage proration methodology and the reversal of a deferred tax asset valuation allowance due to Spanish tax reform. The estimated impact of the divested Pullmantur non-core businesses was arrived at by adjusting the net income (loss) of these businesses for the ownership percentage we retained, as well as, for intercompany transactions that are no longer eliminated in our consolidated statements of comprehensive income (loss) subsequent to the sales transaction. For the full year 2014, the impact of the voyage proration change represents net income that would have been recognized in 2013 had we recognized revenues and cruise operating expenses on a pro-rata basis for all voyages.
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

Executive Overview
The year 2015 marked the second year of our four year Double-Double program (Double-Double) and we remain on track to accomplish our goal of doubling 2014 Adjusted Earnings per Share and achieving double-digit Return on Invested Capital by 2017. The Company’s long term commitment to grow revenue yields, manage costs, and maintain steady capacity growth continues to guide us towards Double-Double.

Our 2015 net income was $665.8 million, or $3.02 per diluted share, compared to $764.1 million, or $3.43 per diluted share, in 2014. Net income for 2015 includes a non-cash impairment charge of $399.3 million related to Pullmantur’s intangible assets and certain long-lived assets. Adjusted Net Income for 2015 was $1.1 billion, or $4.83 per diluted share, compared to $755.7 million, or $3.39 per diluted share, in 2014. The year 2015 was another record year for our Company as adjusted earnings grew by more than 40% year-over-year for the second consecutive year. Additionally, constant currency net yields increased for the sixth consecutive year.

The Company grew 2015 Net Yields by 3.5% on a Constant-Currency basis mainly due to the increase in passenger ticket revenues. The delivery of Quantum of the Seas in late 2014 and her move to China in June 2015 generated record ticket and onboard yields. China was one of our highest yielding products in 2015 despite considerable industry capacity growth, the MERS outbreak in South Korea and several typhoons. European itineraries also proved to be resilient in spite of the politcal instability in Greece, Turkey and Northern Africa. The Caribbean began to see improved demand and a more favorable pricing environment beginning in the spring of 2015. In particular, peak summer pricing for Caribbean itineraries was particularly strong. On the other hand, the Latin American market has experienced significant volatility and the currencies of the core Latin American economies have materially depreciated versus the US dollar, negatively impacting our results of operations.

The world’s currencies weakening relative to the US dollar had an unfavorable impact on the value of our earnings in foreign currencies and negatively impacted onboard spending for our international markets, except for the Asian market, where Quantum of the Seas had record setting onboard revenue yields in the summer of 2015. As we head into 2016, we continue to focus on our beverage packages, specialty restaurants, internet packages and shore excursions to strengthen our onboard yields.

We remain dedicated to finding efficiencies, identifying synergies and improving costs, while at the same time, focusing on strategic spending by investing in areas that will boost revenue. In 2015, our Net Cruise Costs Excluding Fuel declined 0.6% for the year compared to 2014. Going into 2016, we expect that non-fuel costs will be up slightly for the year as we strategically focus on increasing customer-facing venues and revenue generating technologies, spending ‘smart’ marketing dollars, growing our business in China and growing our direct business.

Due to the weakness in Latin America described above, during the third quarter of 2015, we made a decision to significantly change our Pullmantur strategy from growing the brand through vessel transfers to a right-sizing strategy. This right-sizing strategy includes reducing our exposure to Latin America, refocusing on the brand’s core market of Spain and reducing the size of Pullmantur’s fleet. Consequently, our change in strategy led to a non-cash impairment charge of $399.3 million, net of a $12.0 million deferred tax benefit, during the third quarter of 2015, primarily related to its goodwill, its trademark and trade names and a reduction in the carrying value of select vessels in the Pullmantur fleet.

The Company remains focused on improving returns for our shareholders. In September 2015, we announced a 25% dividend increase, followed by our announcement in October 2015 of a $500 million stock repurchase program, including a $200 million accelerated stock repurchase that was completed in November 2015.

For the year 2016, we expect our Caribbean capacity will be up slightly due in part to the introduction of a year-round Quantum-class ship in the Northeast which will augment our two year-round Oasis-class ships in South Florida. We expect capacity in Europe will be up 4% year-over-year for the Company as we intend to make a few hardware changes including the debut of Harmony of the Seas in the second quarter of 2016. The Asia Pacific region is expected to have a 33% increase in capacity year-over-year primarily due to the debut of Ovation of the Seas expected in April 2016. We intend to have nine ships in the region in 2016 compared to eight ships in 2015.

Additionally, we ordered our fourth and fifth Royal Caribbean International Quantum-class ships for delivery in 2019 and 2020, respectively, and expect delivery of Celebrity’s two new Project Edge ships and Royal Caribbean International's fourth Oasis-class ship in 2018, 2020, and 2018, respectively.

In addition to investing in new hardware, we opportunistically evaluate selling or transferring older ships to further optimize our fleet. Since 2014, we have engaged in three transactions that are expected to improve our return on invested capital - the sale of Celebrity Century to a subsidiary of Skysea Holding, the sale of Ocean Dream to an unrelated third party and the pending sale of Splendour of the Seas to TUI Cruises.

Results of Operations
In addition to the items discussed above under "Executive Overview," significant items for 2015 include:

•
The effect of changes in foreign currency exchange rates related to our passenger ticket and onboard and other revenue transactions and cruise operating expenses denominated in currencies other than the US dollar resulted in a decrease to total revenues of $384.4 million for the year ended December 31, 2015 compared to the same period in 2014 and a decrease to cruise operating expenses of $157.6 million for the year ended December 31, 2015 compared to the same period in 2014;

•
Total revenues and total expenses decreased $38.1 million and $40.4 million, respectively, for the year ended December 31, 2015 compared to the same period in 2014 due to sale of Pullmantur's non-core businesses in 2014.

•
Total revenues, excluding the unfavorable effect of changes in foreign currency exchange rates and the decrease in revenues from the sale of Pullmantur's non-core businesses discussed above, increased 8.0% for the year ended December 31, 2015 compared to the same period in 2014 primarily due to an increase in overall capacity and ticket prices.

•
Total Cruise operating expenses, excluding the favorable effect of changes in foreign currency exchange rates and the decrease in cruise operating expenses from the sale of Pullmantur's non-core businesses discussed above, remained consistent for the year ended December 31, 2015 as compared to the same period in 2014.

•
As of September 30, 2014, we changed our voyage proration methodology and recognized passenger ticket revenues, revenues from onboard and other goods and services and all associated cruise operating costs for all of our uncompleted voyages on a pro-rata basis. The effect of the change is an increase to net income of $53.2 million for the year ended December 31, 2014. Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information.

Other Items

•
In March 2015, we announced the pending sale of Splendour of the Seas to TUI Cruises GmbH, our 50%-owned joint venture. The sale for €188 million is scheduled to be completed in April 2016 in order to retain the future revenues to be generated for sailings through that date. After the sale, TUI Cruises will lease the ship to Thomson Cruises, a subsidiary of TUI AG, which will operate the ship. Refer to Note 6. Other Assets to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information.

•
In April 2015, we took delivery of Anthem of the Seas. To finance the purchase, we borrowed $742.1 million under a previously committed 12-year unsecured term loan, which is 95% guaranteed by Hermes. Refer to Note 7. Long-Term Debt to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information.

•
During 2015, we entered into agreements with Meyer Werft to build the fourth and fifth Quantum-class ships for Royal Caribbean International. Additionally, we entered into agreements with STX France to build two ships of a new generation of Celebrity Cruises ships, known as "Project Edge." Refer to Note 15. Commitments and Contingencies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information.

•
In June 2015, we amended and restated our $1.1 billion unsecured revolving credit facility originally due July 2016 and in October 2015, we received increased lender commitments of $300.0 million. Additionally, in July 2015, we also amended our $1.2 billion unsecured revolving credit facility due August 2018. At the same time, we amended our $380.0 million, €365.0 million, $290.0 million and $65.0 million unsecured term loans due at various dates from 2016 through 2019. Refer to Note 7. Long-term Debt to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information.

•
In 2015, TUI Cruises, our 50% joint venture, took delivery of Mein Schiff 4. Also, TUI Cruises placed orders with Meyer Turku to build two new ships. The ships will each have a capacity of approximately 2,850 berths and are expected to enter service during each of 2018 and 2019. Refer to Note 6. Other Assets to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information.

We reported total revenues, operating income, net income, Adjusted Net Income, earnings per share and Adjusted Earnings per Share as shown in the following table (in thousands, except per share data):

	Year Ended December 31,
	2015	2014	2013
Adjusted Net Income	$1,065,066	$755,729	$539,224
Net income	665,783	764,146	473,692
Net Adjustments to Net Income - Increase (Decrease)	$399,283	$(8,417)	$65,532
Adjustments to Net Income:
Impairment of Pullmantur related assets (1)	$399,283	$—	$—
Restructuring and related impairment charges	—	4,318	56,946
Other initiative costs	—	21,211	—
Estimated impact of divested businesses prior to sales transaction	—	11,013	8,586
Loss on sale of ship included within other operating expenses	—	17,401	—
Impact of voyage proration change (2)	—	(28,877)	—
Reversal of a deferred tax valuation allowance	—	(33,483)	—
Net Adjustments to Net Income - Increase (Decrease)	$399,283	$(8,417)	$65,532

Basic:
Earnings per Share	$3.03	$3.45	$2.16
Adjusted Earnings per Share	$4.85	$3.41	$2.46

Diluted:
Earnings per Share	$3.02	$3.43	$2.14
Adjusted Earnings per Share	$4.83	$3.39	$2.44

Weighted-Average Shares Outstanding:
Basic	219,537	221,658	219,638
Diluted	220,689	223,044	220,941

(1) Includes a net deferred income tax benefit of $12.0 million related to the Pullmantur impairment.

(2) Represents the net income amount that would have been recognized in 2013 had we recognized revenues and cruise operating expenses on a pro-rata basis for all voyages.

The following table presents operating results as a percentage of total revenues for the last three years:

	Year Ended December 31,
	2015	2014	2013
Passenger ticket revenues	73.0%	73.0%	71.9%
Onboard and other revenues	27.0%	27.0%	28.1%
Total revenues	100.0%	100.0%	100.0%
Cruise operating expenses:
Commissions, transportation and other	16.9%	17.0%	16.5%
Onboard and other	6.7%	7.2%	7.1%
Payroll and related	10.4%	10.5%	10.6%
Food	5.8%	5.9%	5.9%
Fuel	9.6%	11.7%	11.6%
Other operating	12.1%	13.3%	14.9%
Total cruise operating expenses	61.4%	65.7%	66.7%
Marketing, selling and administrative expenses	13.1%	13.0%	13.1%
Depreciation and amortization expenses	10.0%	9.6%	9.5%
Impairment of Pullmantur related assets	5.0%	—%	—%
Restructuring and related impairment charges	—%	0.1%	0.7%
Operating income	10.5%	11.7%	10.0%
Other expense	(2.5)%	(2.2)%	(4.1)%
Net income	8.0%	9.5%	6.0%

Selected statistical information is shown in the following table:

	Year Ended December 31,
	2015	2014	2013
Passengers Carried	5,401,899	5,149,952	4,884,763
Passenger Cruise Days	38,523,060	36,710,966	35,561,772
APCD	36,646,639	34,773,915	33,974,852
Occupancy	105.1%	105.6%	104.7%

Gross Yields and Net Yields were calculated as follows (in thousands, except APCD and Yields):

	Year Ended December 31,
	2015	2015 On a Constant Currency basis	2014	2013
Passenger ticket revenues	$6,058,821	$6,392,389	$5,893,847	$5,722,718
Onboard and other revenues	2,240,253	2,291,067	2,180,008	2,237,176
Total revenues	8,299,074	8,683,456	8,073,855	7,959,894
Less:
Commissions, transportation and other	1,400,778	1,471,291	1,372,785	1,314,595
Onboard and other	553,104	576,544	582,750	568,615
Net revenues including divested businesses	6,345,192	6,635,621	6,118,320	6,076,684
Less:
Net revenues related to divested businesses prior to sales transaction	—	—	35,656	218,350
Net Revenues	$6,345,192	$6,635,621	$6,082,664	$5,858,334

APCD	36,646,639	36,646,639	34,773,915	33,974,852
Gross Yields	$226.46	$236.95	$232.18	$234.29
Net Yields	$173.15	$181.07	$174.92	$172.43

Gross Cruise Costs, Net Cruise Costs and Net Cruise Costs Excluding Fuel were calculated as follows (in thousands, except APCD and costs per APCD):

	Year Ended December 31,
	2015	2015 On a Constant Currency basis	2014	2013
Total cruise operating expenses	$5,099,393	$5,257,018	$5,306,281	$5,305,270
Marketing, selling and administrative expenses	1,086,504	1,122,977	1,048,952	1,044,819
Gross Cruise Costs	6,185,897	6,379,995	6,355,233	6,350,089
Less:
Commissions, transportation and other	1,400,778	1,471,291	1,372,785	1,314,595
Onboard and other	553,104	576,544	582,750	568,615
Net Cruise Costs including divested businesses	4,232,015	4,332,160	4,399,698	4,466,879
Less:
Net Cruise Costs related to divested businesses prior to sales transaction	—	—	47,854	224,864
Other initiative costs included within cruise operating expenses and marketing, selling and administrative expenses	—	—	18,972	—
Loss on sale of ship included within other operating expenses	—	—	17,401	—
Net Cruise Costs	4,232,015	4,332,160	4,315,471	4,242,015
Less:
Fuel	795,801	803,289	947,391	924,414
Net Cruise Costs Excluding Fuel	$3,436,214	$3,528,871	$3,368,080	$3,317,601

APCD	36,646,639	36,646,639	34,773,915	33,974,852
Gross Cruise Costs per APCD	$168.80	$174.09	$182.76	$186.91
Net Cruise Costs per APCD	$115.48	$118.21	$124.10	$124.86
Net Cruise Cost Excluding Fuel per APCD	$93.77	$96.29	$96.86	$97.65

Outlook
On February 2, 2016, we announced the following initial full year and first quarter 2016 guidance based on fuel pricing, interest rates and currency exchange rates at that time:
Full Year 2016

	As Reported	Constant Currency
Net Yields	Flat to up 2.0%	2.0% to 4.0%
Net Cruise Costs per APCD	(2.5%) to (3.0%)	(2.0%) to (2.5%)
Net Cruise Costs per APCD, excluding Fuel	0.5% or less	1% or less
Capacity Increase	6.3%
Depreciation and Amortization	$898 to $908 million
Interest Expense, net	$282 to $292 million
Fuel Consumption (metric tons)	1,409,000
Fuel Expenses	$716 million
Percent Hedged (fwd consumption)	66%
Impact of 10% change in fuel prices	$12 million
Adjusted Earnings per Share — Diluted	$5.90 to $6.10
First quarter 2016

	As Reported	Constant Currency
Net Yields	Approx. 0.5%	Approx. 4.0%
Net Cruise Costs per APCD	0.5% or less	1.0% to 1.5%
Net Cruise Costs per APCD, excluding Fuel	3.5% to 4.0%	4.5% to 5.0%
Capacity Increase	5.0%
Depreciation and Amortization	$205 to $215 million
Interest Expense, net	$58 to $68 million
Fuel Consumption (metric tons)	341,000
Fuel Expenses	$185 million
Percent Hedged (fwd consumption)	70%
Impact of 10% change in fuel prices	$2.8 million
Adjusted Earnings per Share — Diluted	Approx. $0.30

Since our earnings release on February 2, 2016, bookings have remained encouraging and consistent with our previous expectations. Accordingly, our forecast has remained essentially unchanged.

Volatility in foreign currency exchange rates affects the US dollar value of our earnings. Based on our highest net exposure for each quarter and the full year 2016, the top five foreign currencies are ranked below. For example, the Australian Dollar is the most impactful currency in the first and fourth quarters of 2016. Rankings are based on estimated net exposures.

Ranking	Q1	Q2	Q3	Q4	FY 2016
1	AUD	GBP	CNY	AUD	GBP
2	CAD	CNY	GBP	GBP	CNY
3	GBP	AUD	EUR	CNY	AUD
4	BRL	CAD	CAD	CAD	CAD
5	CNY	MXN	HKD	SGD	EUR

The currency abbreviations above are defined as follows:

Currency Abbreviation	Currency
AUD	Australian Dollar
BRL	Brazilian Real
CAD	Canadian Dollar
CNY	Chinese Yuan
EUR	Euro
GBP	British Pound
HKD	Hong Kong Dollar
MXN	Mexican Peso
SGD	Singapore Dollar

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

In this section, references to 2015 refer to the year ended December 31, 2015 and references to 2014 refer to the year ended December 31, 2014.

Revenues

Total revenues for 2015 increased $225.2 million, or 2.8%, to $8.3 billion from $8.1 billion in 2014.

Passenger ticket revenues comprised 73.0% of our 2015 total revenues. Passenger ticket revenues increased by $165.0 million, or 2.8%, to $6.1 billion in 2015 from $5.9 billion in 2014. The increase was primarily due to:

•
a 5.4% increase in capacity, which increased Passenger ticket revenues by $317.4 million, net of the unfavorable impact of the change in our voyage proration. The increase in capacity was primarily due to the addition of Anthem of the Seas and Quantum of the Seas which entered service in April 2015 and October 2014, respectively; and

•	an increase of $181.1 million in ticket prices driven by higher pricing on Anthem of the Seas and Quantum of the Seas as well as higher pricing on Europe, Alaska and Caribbean sailings.

The increase in passenger ticket revenues was partially offset by the unfavorable effect of changes in foreign currency exchange rates related to our revenue transactions denominated in currencies other than the US dollar of approximately $333.6 million.

The remaining 27.0% of 2015 total revenues was comprised of Onboard and other revenues, which increased $60.2 million, or 2.8%. The increase in Onboard and other revenues was primarily due to:

•	a $111.3 million increase attributable to the 5.4% increase in capacity noted above, net of the unfavorable impact of the change in our voyage proration; and

•
a $35.5 million increase in onboard revenue attributable to higher spending on a per passenger basis primarily due to our ship upgrade programs and other revenue enhancing initiatives, including various beverage initiatives, the addition and promotion of specialty restaurants, the increased revenue associated with internet and other telecommunication services and other onboard activities.

The increase was partially offset by:

•
an approximate $50.8 million unfavorable effect of changes in foreign currency exchange rates related to our onboard and other revenue transactions denominated in currencies other than the US dollar; and

•	a $38.1 million decrease in revenues related to Pullmantur's non-core businesses that were sold in 2014.

Onboard and other revenues included concession revenues of $327.1 million in 2015 and $324.3 million in 2014.

Cruise Operating Expenses

Total cruise operating expenses for 2015 decreased $206.9 million, or 3.9%, to $5.1 billion in 2015 from $5.3 billion in 2014. The decrease was primarily due to:

•
a $195.1 million decrease in fuel expense, excluding the impact of the increase in capacity. Our cost of fuel (net of the financial impact of fuel swap agreements) for 2015 decreased 16.0% per metric ton compared to 2014;

•	an approximate $157.6 million favorable effect of changes in foreign currency exchange rates related to our cruise operating expenses denominated in currencies other than the US dollar;

•	a $40.4 million decrease in expenses related to Pullmantur's non-core businesses that were sold in 2014;

•	a $24.6 million decrease in shore excursion expense attributable to lower contractual costs incurred and itinerary changes;

•	a $19.4 million decrease in lease expense due to the lease termination and purchase of Brilliance of the Seas in 2014; and

•	a $17.4 million loss incurred in 2014 due to the sale of Celebrity Century that did not recur in 2015.

The decrease was partially offset by a $276.7 million increase attributable to a 5.4% increase in capacity noted above, net of the favorable impact of the change in our voyage proration.

Marketing, Selling and Administrative Expenses

Marketing, selling and administrative expenses for 2015 increased $37.6 million, or 3.6%. The increase was primarily due to an increase in advertising spending mainly relating to our initiatives in the North American, Australian and Asian markets, an increase in payroll and benefits primarily due to an increase in our stock price over the past year related to our performance share awards and higher IT labor costs resulting from the addition of projects and initiatives in 2015. The increase was partially offset by a decrease in administrative expenses mainly driven by the sale of Pullmantur's non-core businesses in 2014 and savings realized from our cost containment initiatives.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for 2015 increased $54.6 million, or 7.1%, to $827.0 million from $772.4 million in 2014. The increase was primarily due to the addition of Quantum of the Seas and Anthem of the Seas into our fleet, new shipboard additions associated with our ship upgrade projects and the acquisition of the Brilliance of the Seas, which was previously under lease, partially offset by the sale of Celebrity Century in September 2014.

Impairment of Pullmantur Related Assets

During 2015, we recognized an impairment charge of $411.3 million to write down Pullmantur's goodwill to its implied fair value and to write down trademarks and trade names and certain long-lived assets, consisting of three aircraft owned by Pullmantur and two ships owned and operated by Pullmantur, to their fair value. Refer to Note 3. Goodwill and Note 4. Intangible Assets to our consolidated financial statements for further information on the impairment of these assets.

Restructuring and Related Impairment Charges

We incurred restructuring charges of approximately $4.3 million in 2014, which did not recur in 2015.

Other Income (Expense)

Interest expense, net of interest capitalized, increased $19.4 million, or 7.5%, to $277.7 million in 2015 from $258.3 million in 2014. The increase was primarily due to a higher average debt level attributable to the financing of Quantum of the Seas and Anthem of the Seas, partially offset by lower pricing on debt refinanced in 2015 and 2014.

Other income in 2015 was $56.6 million compared to $70.2 million in 2014. The decrease in income of $13.7 million was primarily due to a $33.5 million tax benefit related to the reversal of a deferred tax asset valuation allowance resulting from Spanish tax reform in 2014, which did not recur in 2015 and $20.9 million in foreign exchange losses from the remeasurement of monetary assets and liabilities denominated in foreign currency in 2015 compared to $0.9 million in gains in 2014. The decrease in other income was partially offset by income of $81.0 million from our equity method investments in 2015 compared to income of $51.6 million in 2014 and a net deferred tax benefit of $12.0 million resulting from the impairment of the Pullmantur related assets in 2015, which did not occur in 2014.

Net Yields

Net Yields decreased 1.0% in 2015 compared to 2014 primarily due to the unfavorable effect of changes in foreign currency exchange rates related to our passenger ticket revenue transactions denominated in currencies other than the US dollar noted above. Net Yields increased 3.5% in 2015 compared to 2014 on a Constant Currency basis primarily due to the increase in passenger ticket and onboard and other revenues discussed above.

Net Cruise Costs

Net Cruise Costs decreased 1.9% in 2015 compared to 2014 primarily due to the decrease in fuel and the favorable effect of changes in foreign currency exchange rates related to our cruise operating expenses denominated in currencies other than the US dollar, partially offset by an increase in capacity. Net Cruise Costs per APCD decreased 6.9% in 2015 compared to 2014. Net Cruise Costs per APCD on a Constant Currency basis decreased 4.7% in 2015 compared to 2014.

Net Cruise Costs Excluding Fuel

Net Cruise Costs Excluding Fuel per APCD decreased 3.2% in 2015 compared to 2014 and remained consistent in 2015 compared to 2014 on a Constant Currency basis.

Other Comprehensive Loss

Other comprehensive loss decreased by $471.2 million in 2015 compared to 2014 due to a $463.3 million decrease in losses mostly on cash flow derivative hedges resulting from the settlement of fuel cash flow hedges in a loss position during 2015.

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

Restructuring and Related Impairment Charges

We incurred restructuring and related impairment charges of approximately $4.3 million in 2014 compared to $56.9 million in 2013. In 2013, we recognized an impairment charge of $33.5 million to write down the assets held for sale related to the Pullmantur businesses and to write down certain long-lived assets, consisting of three aircraft that were then owned and operated by Pullmantur Air, to their fair value which did not recur in 2014. Refer to Note 16. Restructuring and Related Impairment Charges to our consolidated financial statements for further information on our restructuring activities.

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

Other Comprehensive (Loss) Income

Other comprehensive loss in 2014 was $902.7 million compared to Other comprehensive income of $140.2 million in 2013 of which the largest driver was the loss recognized in our cash flow derivative hedges in 2014. Loss on cash flow derivative hedges in 2014 was $869.4 million compared to a Gain on cash flow derivative hedges of $127.8 million in 2013. The change of $997.2 million was primarily due to a decrease in fuel and Euro forward rates during 2014 compared to 2013.

Future Application of Accounting Standards
Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information on Recent Accounting Pronouncements.
Liquidity and Capital Resources
Sources and Uses of Cash
Cash flow generated from operations provides us with a significant source of liquidity. Net cash provided by operating activities increased $202.6 million to $1.9 billion for 2015 compared to $1.7 billion for 2014. The increase in cash provided by operating activities was primarily attributable to a $129.4 million increase in cash receipts from customer deposits, a $66.3 million increase in cash receipts from onboard spending and a decrease in fuel costs and interest paid in 2015 compared to the same period in 2014.
Net cash provided by operating activities increased $331.7 million to $1.7 billion for 2014 compared to $1.4 billion for 2013. The increase was primarily due to a decrease in interest paid in 2014 compared to 2013 and the timing of proceeds from accounts receivable and payments to vendors in 2014.
Net cash used in investing activities decreased $27.4 million in 2015 compared to 2014. During 2015, our use of cash was primarily related to capital expenditures of $1.6 billion, down from $1.8 billion in 2014. The decrease in capital expenditures during 2015 was primarily attributable to the purchase of Brilliance of the Seas in 2014. The decrease in cash used in investing activities was also due to a decrease in investments in and loans to unconsolidated affiliates of $132.4 million in 2015 compared to 2014 and an increase in cash received on loans to unconsolidated affiliates of $48.1 million in 2015 compared to 2014. The decrease was partially offset by $220.0 million of proceeds received from the sale of Celebrity Century in 2014 that did not recur in 2015. Additionally, there was an increase in cash paid on the settlement of derivative financial instruments of $110.5 million.
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
Net cash used in financing activities was $253.5 million for 2015 compared to Net cash provided by financing activities of $17.5 million in 2014. This change was primarily due to an increase of $394.3 million in repayment of debt, an increase of dividends paid of $81.3 million and a decrease in the proceeds from the exercise of common stock options of $59.6 million. The increase in cash used in financing activities is partially offset by a $245.5 million increase in debt proceeds and a $36.1 million decrease in the repurchase of treasury stock. The increase in repayment of debt was due to higher payments of $1.1 billion on our revolving credit facilities and a payment at maturity of $279.0 million on our 11.875% unsecured senior notes during 2015 compared to the payment at maturity of our €745.0 million 5.625% unsecured senior notes during 2014. The increase in debt proceeds was primarily due to the $742.1 million unsecured term loan borrowed to finance the purchase of Anthem of the Seas and higher drawings of $706.0 million on our revolving credit facilities in 2015 compared to proceeds received on an unsecured term loan of $791.1 million due to the delivery of Quantum of the Seas and proceeds received on our $380.0 million unsecured term loan facility during 2014.
Net cash provided by financing activities was $17.5 million for 2014 compared to net cash used in financing activities of $576.6 million for 2013. This change was primarily due to a $1.7 billion increase in debt proceeds and a $40.8 million increase in the proceeds from the exercise of common stock options, partially offset by the repurchase of treasury stock of $236.1 million, an increase of $867.7 million in repayments of debt and an increase of dividends paid of $55.3 million. The increase in repayments of debt and proceeds from the issuance of debt was primarily due to proceeds received from an unsecured term loan of $791.1 million due to the delivery of Quantum of the Seas in 2014, a higher level of bond maturities and higher drawings and repayments on our revolving credit facilities.
Future Capital Commitments
Our future capital commitments consist primarily of new ship orders. As of December 31, 2015, we have three Quantum-class ships and two Oasis-class ships on order for our Royal Caribbean International brand with an aggregate capacity of approximately 23,350 berths. Additionally, we have two "Project Edge" ships on order for our Celebrity Cruises brand with an aggregate capacity of approximately 5,800 berths.

As of December 31, 2015, the aggregate cost of our ships on order, not including the TUI Cruises' ships on order, was approximately $7.8 billion, of which we had deposited $546.5 million as of such date. Approximately 58.2% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at December 31, 2015. (Refer to Note 14. Fair Value Measurements and Derivative Instruments and Note 15. Commitments and Contingencies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data).

As of December 31, 2015, anticipated overall capital expenditures, based on our existing ships on order, are approximately $2.4 billion for 2016, $0.5 billion for 2017, $2.5 billion for 2018 and $1.4 billion for 2019.

Contractual Obligations
As of December 31, 2015, our contractual obligations were as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Operating Activities:
Operating lease obligations(1)	$226,516	$22,229	$34,207	$23,129	$146,951
Interest on long-term debt(2)	1,212,044	246,831	392,463	253,391	319,359
Other(3)	832,789	207,311	292,492	238,262	94,724
Investing Activities:	0
Ship purchase obligations(4)	5,505,728	1,640,196	1,763,274	2,102,258	—
Financing Activities:	0
Long-term debt obligations(5)	8,618,284	891,357	3,180,092	2,086,258	2,460,577
Capital lease obligations(6)	48,771	8,320	10,521	7,371	22,559
Other(7)	72,734	20,918	33,236	16,466	2,114
Total	$16,516,866	$3,037,162	$5,706,285	$4,727,135	$3,046,284
_______________________________________________________________________________

(1)     We are obligated under noncancelable operating leases primarily for offices, warehouses and motor vehicles. Amounts represent contractual obligations with initial terms in excess of one year.
(2)      Long-term debt obligations mature at various dates through fiscal year 2027 and bear interest at fixed and variable rates. Interest on variable-rate debt is calculated based on forecasted debt balances, including the impact of interest rate swap agreements, using the applicable rate at December 31, 2015. Debt denominated in other currencies is calculated based on the applicable exchange rate at December 31, 2015.
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
Off-Balance Sheet Arrangements
We and TUI AG have each guaranteed repayment of 50% of a bank loan provided to TUI Cruises which is due 2022. Notwithstanding this, the lenders have agreed to release each shareholder’s guarantee in 2018. As of December 31, 2015, €137.4 million, or approximately $149.4 million based on the exchange rate at December 31, 2015, remains outstanding. Based on current facts and circumstances, we do not believe potential obligations under this guarantee are probable.
TUI Cruises entered into various ship construction and credit agreements that include certain restrictions on each of our and TUI AG's ability to reduce our current ownership interest in TUI Cruises below 37.55% through 2021.
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
Funding Needs and Sources
We have significant contractual obligations of which our debt service obligations and the capital expenditures associated with our ship purchases represent our largest funding needs. As of December 31, 2015, we have approximately $3.0 billion in contractual obligations due through December 31, 2016 of which approximately $891.4 million relates to debt maturities, $1.6 billion relates to the acquisition of Harmony of the Seas and Ovation of the Seas along with progress payments on our other ship purchases and $246.8 million relates to interest on long-term debt. We have historically relied on a combination of cash flows provided by operations, drawdowns under our available credit facilities, the incurrence of additional debt and/or the refinancing of our existing debt and the issuance of additional shares of equity securities to fund these obligations.
As of December 31, 2015, we have on order three Quantum-class ships and two Oasis-class ships for our Royal Caribbean International brand and we have two "Project Edge" ships on order for our Celebrity Cruises brand all of which has committed unsecured bank financing arrangements which include sovereign financing guarantees. Refer to Note 15. Commitments and Contingencies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information.

We had a working capital deficit of $3.5 billion as of December 31, 2015 as compared to a working capital deficit of $3.0 billion as of December 31, 2014. Included within our working capital deficit is $899.7 million and $799.6 million of current portion of long-term debt, including capital leases, as of December 31, 2015 and December 31, 2014, respectively. The increase in working capital deficit was primarily due to the increase in current liabilities of our foreign currency forward contracts and long-term debt. Similar to others in our industry, we operate with a substantial working capital deficit. This deficit is mainly attributable to the fact that, under our business model, a vast majority of our passenger ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts remain a current liability until the sailing date. The cash generated from these advance receipts is used interchangeably with cash on hand from other sources, such as our revolving credit facilities and other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future sailing or otherwise, pay down our revolving credit facilities, invest in long term investments or any other use of cash. In addition, we have a relatively low-level of accounts receivable and rapid turnover results in a limited investment in inventories. We generate substantial cash flows from operations and our business model, along with our unsecured revolving credit facilities, has historically allowed us to maintain this working capital deficit and still meet our operating, investing and financing needs. We expect that we will continue to have working capital deficits in the future.
In order to improve our liquidity and take advantage of lower interest costs, in June 2015, we amended and restated our $1.1 billion unsecured revolving credit facility due July 2016. The amendment reduced the applicable margin and facility fee and extended the termination date to June 2020. Furthermore, in October 2015, we received increased lender commitments in the amount of $300.0 million, bringing our total capacity under this facility to $1.4 billion. Additionally, in July 2015, we amended our $1.2 billion unsecured revolving credit facility due August 2018 to reduce pricing in line with the pricing of the $1.1 billion unsecured revolving credit facility amended in June 2015. At the same time, we also amended our $380.0 million, €365.0 million, $290.0 million and $65.0 million unsecured term loans due at various dates from 2016 through 2019 to reduce the applicable margins, now each 1.75% based on our current debt rating. We also extended the termination date of the $290 million unsecured term loan from February 2016 to February 2018. Refer to Note 7. Long-Term Debt to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information.
As of December 31, 2015, we had liquidity of $859.6 million, consisting of approximately $121.6 million in cash and cash equivalents and $738.0 million available under our unsecured credit facilities. We anticipate that our cash flows from operations and our current financing arrangements, as described above, will be adequate to meet our capital expenditures and debt repayments over the next twelve-month period.

During the fourth quarter of 2015, under a $500 million authorized common stock repurchase program, we purchased a total of $200 million of our common stock through an ASR transaction. During February 2016, we purchased a total of $150 million of our common stock through open market transactions. The remaining $150 million of stock repurchases could include additional open market purchases or accelerated share repurchases. We expect to complete the program by the end of 2016. Repurchases under the program are expected to be funded from available cash or borrowings under our revolving credit facilities. Refer to Note 8. Shareholders' Equity to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information on the ASR transaction.

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

Debt Covenants

Certain of our financing agreements contain financial covenants that require us, among other things, to maintain minimum net worth of at least $6.6 billion, a fixed charge coverage ratio of at least 1.25x and limit our net debt-to-capital ratio to no more than 62.5%. The fixed charge coverage ratio is calculated by dividing net cash from operations for the past four quarters by the sum of dividend payments plus scheduled principal debt payments in excess of any new financings for the past four quarters. Our minimum net worth and maximum net debt-to-capital calculations exclude the impact of Accumulated other comprehensive loss on Total shareholders' equity. We are well in excess of all financial covenant requirements as of December 31, 2015. The specific covenants and related definitions can be found in the applicable debt agreements, the majority of which have been previously filed with the Securities and Exchange Commission.
Dividends
In December 2015, we declared a cash dividend on our common stock of $0.375 per share which was paid in the first quarter of 2016. We declared a cash dividend on our common stock of $0.375 per share during the third quarter of 2015 which was paid in the fourth quarter of 2015. During the first and second quarters of 2015, we declared and paid a cash dividend on our common stock of $0.30 per share. During the first quarter of 2015, we also paid a cash dividend on our common stock of $0.30 per share which was declared during the fourth quarter of 2014.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Financial Instruments and Other

General

We are exposed to market risk attributable to changes in interest rates, foreign currency exchange rates and fuel prices. We manage these risks through a combination of our normal operating and financing activities and through the use of derivative financial instruments pursuant to our hedging practices and policies. The financial impact of these hedging instruments is primarily offset by corresponding changes in the underlying exposures being hedged. We achieve this by closely matching the amount, term and conditions of the derivative instrument with the underlying risk being hedged. Although certain of our derivative financial instruments do not qualify or are not accounted for under hedge accounting, we do not hold or issue derivative financial instruments for trading or other speculative purposes. We monitor our derivative positions using techniques including market valuations and sensitivity analyses. (Refer to Note 14. Fair Value Measurements and Derivative Instruments to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data.)

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our long-term debt obligations including future interest payments. At December 31, 2015, approximately 31.2% of our long-term debt was effectively fixed as compared to 28.5% as of December 31, 2014. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense.

Market risk associated with our long-term fixed-rate debt is the potential increase in fair value resulting from a decrease in interest rates. We use interest rate swap agreements that effectively convert a portion of our fixed-rate debt to a floating-rate basis to manage this risk. At December 31, 2015 and December 31, 2014, we maintained interest rate swap agreements on the $420.0 million fixed-rate portion of our Oasis of the Seas unsecured amortizing term loan and on the $650.0 million unsecured senior notes due 2022. The interest rate swap agreements on Oasis of the Seas debt effectively changed the interest rate on the balance of the unsecured term loan, which was $210.0 million as of December 31, 2015, from a fixed rate of 5.41% to a LIBOR-based floating rate equal to LIBOR plus 3.87%, currently approximately 4.40%. The interest rate swap agreements on the $650.0 million unsecured senior notes effectively changed the interest rate of the unsecured senior notes from a fixed rate of 5.25% to a LIBOR-based floating rate equal to LIBOR plus 3.63%, currently approximately 3.99%. These interest rate swap agreements are accounted for as fair value hedges.

The estimated fair value of our long-term fixed-rate debt at December 31, 2015 was $1.8 billion, using quoted market prices, where available, or using the present value of expected future cash flows which incorporates risk profile. The fair value of our fixed to floating interest rate swap agreements was estimated to be a liability of $11.8 million as of December 31, 2015, based on the present value of expected future cash flows. A hypothetical one percentage point decrease in interest rates at December 31, 2015 would increase the fair value of our hedged and unhedged long-term fixed-rate debt by approximately $80.9 million and would increase the fair value of our fixed to floating interest rate swap agreements by $48.1 million.

Market risk associated with our long-term floating-rate debt is the potential increase in interest expense from an increase in interest rates. We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage this risk. A hypothetical one percentage point increase in interest rates would increase our forecasted 2016 interest expense by approximately $52.8 million, assuming no change in foreign currency exchange rates.

At December 31, 2015, we maintained forward-starting interest rate swap agreements that hedge the anticipated unsecured amortizing term loan that will finance our purchase of Harmony of the Seas. Forward-starting interest rate swaps hedging the Harmony of the Seas loan will effectively convert the interest rate for €693.4 million, or approximately $753.7 million based on the exchange rate at December 31, 2015, of the anticipated loan balance from

EURIBOR plus 1.15% to a fixed rate of 2.26% (inclusive of margin) beginning in May 2016. In addition, at December 31, 2015, we maintained forward-starting interest rate swap agreements that hedge the anticipated unsecured amortizing term loan that will finance our purchase of Ovation of the Seas. Forward-starting interest rate swaps hedging the Ovation of the Seas loan will effectively convert the interest rate for $830.0 million of the anticipated loan balance from LIBOR plus 1.00% to a fixed rate of 3.16% (inclusive of margin) beginning in April 2016. These interest rate swap agreements are accounted for as cash flow hedges.
In addition, at December 31, 2015 and December 31, 2014, we maintained interest rate swap agreements on our Celebrity Reflection term loan. Our interest rate swap agreements effectively converted the interest rate on a portion of the Celebrity Reflection unsecured amortizing term loan balance of approximately $490.9 million from LIBOR plus 0.40% to a fixed rate (including applicable margin) of 2.85% through the term of the loan. Additionally, at December 31, 2015 and December 31, 2014, we maintained interest rate swap agreements on our Quantum of the Seas term loan. Our interest rate swap agreements effectively converted the interest rate on a portion of the Quantum of the Seas unsecured amortizing term loan balance of approximately $673.8 million from LIBOR plus 1.30% to a fixed rate of 3.74% (inclusive of margin) through the term of the loan. Furthermore, at December 31, 2015 and December 31, 2014, we maintained interest rate swap agreements on our Anthem of the Seas term loan. Our interest rate swap agreements effectively converted the interest rate on a portion of the Anthem of the Seas unsecured amortizing term loan balance of approximately $694.8 million from LIBOR plus 1.30% to a fixed rate of 3.86% (inclusive of margin) through the term of the loan. These interest rate swap agreements are accounted for as cash flow hedges.
The fair value of our floating to fixed interest rate swap agreements was estimated to be a liability of $62.1 million as of December 31, 2015 based on the present value of expected future cash flows. These interest rate swap agreements are accounted for as cash flow hedges.

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

The estimated fair value, as of December 31, 2015, of our Euro-denominated forward contracts associated with our ship construction contracts was a liability of $320.9 million, based on the present value of expected future cash flows. As of December 31, 2015, the aggregate cost of our ships on order, not including the TUI Cruises' ships on order, was approximately $7.8 billion, of which we had deposited $546.5 million as of such date. Approximately 58.2% and 28.8% of the aggregate cost of the ships under construction was exposed to fluctuations in the Euro exchange rate at December 31, 2015 and December 31, 2014, respectively. A hypothetical 10% strengthening of the Euro as of December 31, 2015, assuming no changes in comparative interest rates, would result in a $452.8 million increase in the United States dollar cost of the foreign currency denominated ship construction contracts exposed to fluctuations in the Euro exchange rate. The majority of our foreign currency forward contracts, collar options and cross-currency swap agreements are accounted for as cash flow, fair value or net investment hedges depending on the designation of the related hedge.

Our international business operations subject us to foreign currency exchange risk. We transact business in many different foreign currencies and maintain investments in foreign operations which may expose us to financial market risk resulting from fluctuations in foreign currency exchange rates. Movements in foreign currency exchange rates may affect the value of our earnings in foreign currencies and cash flows. We manage most of this exposure on a consolidated basis, which allows us to take advantage of any natural offsets. Therefore, weakness in one particular currency might be offset by strengths in other currencies over time. The extent to which one currency is effective as a natural offset of another currency fluctuates over time. In addition, some foreign currency exposures have little to no mitigating natural offsets available.

We consider our investments in our foreign operations to be denominated in relatively stable currencies and of a long-term nature. We partially mitigate the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries’ and investments’ functional currencies and designating it as a hedge of these subsidiaries and investments. We designated debt as a hedge of our net investments in Pullmantur and TUI Cruises for €139.4 million, or approximately $168.7 million, through December 31, 2014. As of December 31, 2015, no debt was designated as a hedge of our net investments in Pullmantur and TUI Cruises. Furthermore, at December 31, 2015, we maintained foreign currency forward contracts and designated them as hedges of a portion of our net investment in TUI Cruises of €302.0 million or approximately $328.3 million, based on the exchange rate at December 31, 2015. These forward currency contracts mature in April 2016 and their estimated fair value was an asset of $86.1 million as of December 31, 2015. Accordingly, we have included approximately $104.5 million and $45.0 million of foreign-currency transaction losses and of changes in the fair value of derivatives in the foreign currency translation adjustment component of Accumulated other comprehensive loss at December 31, 2015 and December 31, 2014, respectively.

Lastly, on a regular basis, we enter into foreign currency forward contracts and, from time to time, we utilize cross-currency swap agreements to minimize the volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than our functional currency or the functional currencies of our foreign subsidiaries. During 2015, we maintained an average of approximately $514.4 million of these foreign currency forward contracts. These instruments are not designated as hedging instruments. In 2015, 2014 and 2013 changes in the fair value of the foreign currency forward contracts were losses of approximately $55.5 million, $48.6 million and $19.3 million, respectively, which offset gains arising from the remeasurement of monetary assets and liabilities denominated in foreign currencies in those same years of $34.6 million, $49.5 million and $13.4 million, respectively. These changes were recognized in earnings within Other income (expense) in our consolidated statements of comprehensive income (loss).

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates primarily to the consumption of fuel on our ships. Fuel cost (net of the financial impact of fuel swap agreements), as a percentage of our total revenues, was approximately 9.6% in 2015, 11.7% in 2014 and 11.6% in 2013. We use fuel swap agreements to mitigate the financial impact of fluctuations in fuel prices.

As of December 31, 2015, we had fuel swap agreements to pay fixed prices for fuel with an aggregate notional amount of approximately $1.3 billion, maturing through 2019. The fuel swap agreements represented 65% of our projected 2016 fuel requirements, 59% of our projected 2017 fuel requirements, 40% of our projected 2018 fuel requirements and 15% of our projected 2019 fuel requirements. These fuel swap agreements are accounted for as cash flow hedges. The estimated fair value of these contracts at December 31, 2015 was estimated to be a liability of $632.5 million. We estimate that a hypothetical 10% increase in our weighted-average fuel price from that experienced during the year ended December 31, 2015 would increase our forecasted 2016 fuel cost by approximately $12.0 million, net of the impact of fuel swap agreements.

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
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our Chairman and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015. The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, the independent registered certified public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in its report, which is included herein on page F-2.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Jason T. Liberty Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

February 22, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2016.

/s/ RICHARD D. FAIN
Richard D. Fain Director, Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ JASON T. LIBERTY
Jason T. Liberty Chief Financial Officer (Principal Financial Officer)

/s/ HENRY L. PUJOL
Henry L. Pujol Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

*
John F. Brock Director

*
William L. Kimsey Director

*
Maritza Montiel Director

*
Ann S. Moore Director

*
Eyal M. Ofer Director

*
Thomas J. Pritzker Director

*
William K. Reilly Director

*
Bernt Reitan Director

*
Vagn O. Sørensen Director

*
Donald Thompson Director

*
Arne Alexander Wilhelmsen Director

*By:	/s/ JASON T. LIBERTY
Jason T. Liberty, as Attorney-in-Fact

INDEX TO EXHIBITS
Exhibits 10.14 through 10.43 represent management compensatory plans or arrangements.

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
3.1	Restated Articles of Incorporation of the Company, as amended (composite)	S-3	3.1	3/23/2009
3.2	Amended and Restated By-Laws of the Company	8-K	3.1	9/11/2013
4.1	Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York Trust Company, N.A., successor to NationsBank of Georgia, National Association, as Trustee	20-F	2.4	12/31/1994
4.2	Sixth Supplemental Indenture dated as of October 14, 1997 to Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee	20-F	2.1	12/31/1997
4.3	Eighth Supplemental Indenture dated as of March 16, 1998 to Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee	20-F	2.1	12/31/1997
4.4	Fifteenth Supplemental Indenture dated as of June 12, 2006 to Indenture dated as of July 15, 1994 between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee	10-K	4.1	12/31/2006
4.5	Form of Indenture dated as of July 31, 2006 between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee	S-3	4.1	7/31/2006
4.6	Second Supplemental Indenture dated as of November 7, 2012 between the Company, as issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.1	11/7/2012
10.1	Amended and Restated Registration Rights Agreement dated as of July 30, 1997 among the Company, A. Wilhelmsen AS., Cruise Associates, Monument Capital Corporation, Archinav Holdings, Ltd. and Overseas Cruiseship, Inc.	20-F	2.20	12/31/1997
10.2	Amendment to the Amended and Restated Credit Agreement, dated as of June 15, 2015, among the Company, The Bank of Nova Scotia, as administrative agent for the lender parties and the lender parties	8-K	10.1	6/19/2015
10.2	Assignment and Amendment to the Credit Agreement, dated as of August 23, 2013, among the Company, Nordea Bank Finland plc, New York Branch, as administrative agent for the lender parties and the lender parties (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 26, 2013)	8-K	10.1	8/26/2013
10.3	Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of July 10, 2015, among the Company Nordea Bank Finland Plc, New York Branch, as administrative agent for the lender parties and the lender parties	10-Q	10.2	6/30/2015
10.4
Amendment No. 1 to Amended and Restated Credit Agreement dated February 5, 2016 among the Company, the various financial institutions as are parties to the Credit Agreement and BNP PARIBAS FORTIS S.A./N.V., as administrative agent for the lenders*

10.5
Amendment No. 1 to Amended and Restated Credit Agreement dated February 5, 2016 among the Company, the various financial institutions as are parties to the Credit Agreement and SKANDINAVISKA ENSKILDA BANKEN AB, as administrative agent for the lenders*

10.6	Amendment to Hull No. S-691 Credit Agreement, dated as of January 19, 2016, among the Company and KFW IPEX-BANK GMBH as Hermes Agent, Administrative Agent and Lender*
10.7
Amendment No. 4 to Hull No. S-697 Credit Agreement, dated as of February 2, 2016, between Company, the Lenders from time to time party thereto, the Mandated Lead Arrangers and KfW-IPEX-Bank GmbH, as Hermes Agent and Facility Agent*

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
10.8
Amendment No. 4 to Hull No. S-698 Credit Agreement, dated as of February 3, 2016, between Company, the Lenders from time to time party thereto, the Mandated Lead Arrangers and KfW-IPEX-Bank GmbH, as Hermes Agent and Facility Agent*

10.9	Hull No. S-699 Credit Agreement, dated as of November 27, 2013, between Company, the Lenders from time to time party thereto, the Mandated Lead Arrangers and KfW-IPEX-Bank GmbH, as Hermes Agent and Facility Agent	8-K	10.1	12/3/2013
10.10
Amendment and Restatement Agreement dated as of January 15, 2016 in respect of a Facility Agreement dated as of July 9, 2013 between the Company, the Lenders from time to time party thereto, Société Générale, as Facility Agent and Mandated Lead Arranger, BNP Paribas, as Documentation Bank and Mandated Lead Arranger, and HSBC France, as Mandated Lead Arranger*

10.11	Novation Agreement, dated as of January 30, 2015, between Frosaitomi Finance Ltd. the Company, Citibank International Limited, Citicorp Trustee Company Limited, Citibank N.A., London Branch and the banks and financial institutions as a lender parties thereto	8-K	10.1	2/5/2015
10.12	Hull No. S-700 Credit Agreement, dated as of November 13, 2015, among the Company, the Lenders from time to time party thereto and KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent and Initial Mandated Lead Arranger.	8-K	10.1	11/19/2015
10.13	Hull No. S-713 Credit Agreement, dated as of November 13, 2015, among the Company, the Lenders from time to time party thereto and KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent and Initial Mandated Lead Arranger.	8-K	10.2	11/19/2015
10.14	Royal Caribbean Cruises Ltd. 2000 Stock Award Plan	8-K	10.1	12/8/2005
10.15	Amendment No. 1 to 2000 Stock Award Plan	8-K	10.1	9/22/2006
10.16	Royal Caribbean Cruises Ltd. 2008 Equity Incentive Plan	10-Q	10.1	9/30/2014
10.17	Form of 2008 Equity Incentive Plan Stock Option Award Agreement—Incentive Options	10-Q	10.3	9/30/2008
10.18	Form of 2008 Equity Incentive Plan Stock Option Award Agreement—Nonqualified Options	10-Q	10.4	9/30/2008
10.19	Form of 2008 Equity Incentive Plan Restricted Stock Unit Agreement for grants made in 2012, 2013 and December 2014	10-Q	10.5	9/30/2008
10.20	Form of 2008 Equity Incentive Plan Restricted Stock Unit Agreement for grants made in February 2014, 2015 and 2016	10-K	10.23	12/31/2013
10.21	Form of 2008 Equity Incentive Plan Restricted Stock Unit Agreement—Director Grants	10-K	10.31	12/31/2010
10.22	Form of 2008 Equity Incentive Plan Performance Share Agreement for grants made in 2013	8-K	10.1	2/22/2012
10.23	Form of 2008 Equity Incentive Plan Performance Share Agreement for grants made in February 2014	10-K	10.23	12/31/2013
10.24	Form of 2008 Equity Incentive Plan Performance Share Agreement for grants made in December 2014	10-K	10.26	12/31/2014
10.25	Form of 2008 Equity Incentive Plan Performance Share Agreement for grants made in 2015 and 2016	10-K	10.27	12/31/2014
10.26	Form of 2008 Equity Incentive Plan Performance-Based Restricted Shares Agreement*
10.27	Employment Agreement dated December 31, 2012 between the Company and Richard D. Fain	10-K	10.22	12/31/2012
10.28	Employment Agreement dated December 31, 2012 between the Company and Adam M. Goldstein	10-K	10.23	12/31/2012

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
10.29	Employment Agreement dated December 31, 2012 between the Company and Harri U. Kulovaara	10-K	10.26	12/31/2012
10.30	Employment Agreement dated May 20, 2013 between the Company and Jason T. Liberty	10-Q	10.2	6/30/2013
10.31	Employment Agreement dated July 16, 2015 between the Company and Michael W. Bayley	10-Q	10.3	6/30/2015
10.32	Form of First Amendment to Employment Agreement dated as of February 6, 2015 (entered into between the Company and each of Messrs. Fain, Goldstein, Kulovaara and Liberty)	10-K	10.33	12/31/2014
10.33	Royal Caribbean Cruises Ltd. Executive Short-Term Bonus Plan	10-Q	10.4	6/30/2015
10.34	— Royal Caribbean Cruises Ltd. et. al. Non Qualified Deferred Compensation Plan,	8-K	10.2	12/8/2005
10.35	Amendment to Royal Caribbean Cruises Ltd. et. al. Non Qualified Deferred Compensation Plan	10-K	10.29	12/31/2006
10.36	Amendment to Royal Caribbean Cruises Ltd. et. al. Non Qualified Deferred Compensation Plan	10-K	10.28	12/31/2007
10.37	Amendment to Royal Caribbean Cruises Ltd. et. al. Non Qualified Deferred Compensation Plan	10-K	10.29	12/31/2007
10.38	Amendment to Royal Caribbean Cruises Ltd. et. al. Non Qualified Deferred Compensation Plan	10-K	10.36	12/31/2008
10.39	Royal Caribbean Cruises Ltd. Supplemental Executive Retirement Plan	8-K	10.3	12/8/2005
10.40	Amendment to Royal Caribbean Cruises Ltd. Supplemental Executive Retirement Plan	10-K	10.31	12/31/2006
10.41	Amendment to Royal Caribbean Cruises Ltd. Supplemental Executive Retirement Plan	10-K	10.31	12/31/2007
10.42	Amendment to Royal Caribbean Cruises Ltd. Supplemental Executive Retirement Plan	10-Q	10.1	9/30/2008
10.43	Amendment to Royal Caribbean Cruises Ltd. Supplemental Executive Retirement Plan	10-K	10.38	12/31/2008
10.44	Summary of Royal Caribbean Cruises Ltd. Board of Directors Compensation.	10-K	10.37	12/31/2014
10.43	Cruise Policy for Members of the Board of Directors of the Company	10-K	10.35	12/31/2013
12.1	Statement regarding computation of fixed charge coverage ratio*
21.1	List of Subsidiaries*
23.1	Consent of PricewaterhouseCoopers LLP, an independent registered certified public accounting firm*
23.2	Consent of Drinker Biddle & Reath LLP*
24.1	Power of Attorney*
31.1	Certification of Richard D. Fain required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934*
31.2	Certification of Jason T. Liberty required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Richard D. Fain and Jason T. Liberty pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code**
___________________________________

*	Filed herewith

**	Furnished herewith
Interactive Data File

101
—The following financial statements from Royal Caribbean Cruises Ltd.'s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 19, 2016, formatted in XBRL, as follows:

	(i)	the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013;
	(ii)	the Consolidated Balance Sheets at December 31, 2015 and 2014;
	(iii)	the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013;
	(iv)	the Consolidated Statements of Shareholders' Equity for the years ended December 31, 2015, 2014 and 2013; and
	(v)	the Notes to the Consolidated Financial Statements, tagged in summary and detail.

ROYAL CARIBBEAN CRUISES LTD.

Report of Independent Registered Certified Public Accounting Firm
To the Board of Directors and Shareholders
of Royal Caribbean Cruises Ltd.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income (loss), cash flows and shareholders' equity present fairly, in all material respects, the financial position of Royal Caribbean Cruises Ltd. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Miami, Florida
February 22, 2016

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except per share data)
Passenger ticket revenues	$6,058,821	$5,893,847	$5,722,718
Onboard and other revenues	2,240,253	2,180,008	2,237,176
Total revenues	8,299,074	8,073,855	7,959,894
Cruise operating expenses:
Commissions, transportation and other	1,400,778	1,372,785	1,314,595
Onboard and other	553,104	582,750	568,615
Payroll and related	861,775	847,641	841,737
Food	480,009	478,130	469,653
Fuel	795,801	947,391	924,414
Other operating	1,007,926	1,077,584	1,186,256
Total cruise operating expenses	5,099,393	5,306,281	5,305,270
Marketing, selling and administrative expenses	1,086,504	1,048,952	1,044,819
Depreciation and amortization expenses	827,008	772,445	754,711
Impairment of Pullmantur related assets	411,267	—	—
Restructuring and related impairment charges	—	4,318	56,946
	7,424,172	7,131,996	7,161,746
Operating Income	874,902	941,859	798,148
Other income (expense):
Interest income	12,025	10,344	13,898
Interest expense, net of interest capitalized	(277,725)	(258,299)	(332,422)
Extinguishment of unsecured senior notes	—	—	(4,206)
Other income (expense) (including $12.0 million net deferred tax benefit related to impairments in 2015 and $33.5 million deferred tax benefit related to the reversal of a valuation allowance in 2014)	56,581	70,242	(1,726)
	(209,119)	(177,713)	(324,456)
Net Income	$665,783	$764,146	$473,692
Basic Earnings per Share:
Net income	$3.03	$3.45	$2.16
Diluted Earnings per Share:
Net income	$3.02	$3.43	$2.14
Comprehensive Income (Loss)
Net Income	$665,783	$764,146	$473,692
Other comprehensive (loss) income:
Foreign currency translation adjustments	(30,152)	(26,102)	1,529
Change in defined benefit plans	4,760	(7,213)	10,829
(Loss) gain on cash flow derivative hedges	(406,047)	(869,350)	127,829
Total other comprehensive (loss) income	(431,439)	(902,665)	140,187
Comprehensive Income (Loss)	$234,344	$(138,519)	$613,879

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2015	2014
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$121,565	$189,241
Trade and other receivables, net	238,972	261,392
Inventories	121,332	123,490
Prepaid expenses and other assets	220,579	226,960
Derivative financial instruments	134,574	—
Total current assets	837,022	801,083
Property and equipment, net	18,777,778	18,193,627
Goodwill	286,764	420,542
Other assets	1,020,291	1,297,938
	$20,921,855	$20,713,190
Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$899,677	$799,630
Accounts payable	302,072	331,505
Accrued interest	38,325	49,074
Accrued expenses and other liabilities	658,601	635,138
Derivative financial instruments	651,866	266,986
Customer deposits	1,742,286	1,766,914
Total current liabilities	4,292,827	3,849,247
Long-term debt	7,767,378	7,644,318
Other long-term liabilities	798,611	935,266
Commitments and contingencies (Note 15)
Shareholders' equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 233,905,166 and 233,106,019 shares issued, December 31, 2015 and December 31, 2014, respectively)	2,339	2,331
Paid-in capital	3,297,619	3,253,552
Retained earnings	6,944,862	6,575,248
Accumulated other comprehensive loss	(1,328,433)	(896,994)
Treasury stock (15,911,971 and 13,808,683 common shares at cost, December 31, 2015 and December 31, 2014, respectively)	(853,348)	(649,778)
Total shareholders' equity	8,063,039	8,284,359
	$20,921,855	$20,713,190

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Operating Activities
Net income	$665,783	$764,146	$473,692
Adjustments:
Depreciation and amortization	827,008	772,445	754,711
Impairment of Pullmantur related assets	411,267	—	—
Restructuring related impairments	—	—	33,514
Net deferred income tax (benefit) expense	(10,001)	(41,003)	1,481
Loss on sale of property and equipment	—	17,401	—
Loss on derivative instruments not designated as hedges	59,162	48,637	19,287
Loss on extinguishment of unsecured senior notes	—	—	4,206
Changes in operating assets and liabilities:
Decrease in trade and other receivables, net	63,102	100,095	95,401
Decrease (increase) in inventories	1,197	26,254	(4,321)
Decrease (increase) in prepaid expenses and other assets	14,905	41,077	(22,657)
(Decrease) increase in accounts payable	(25,278)	(40,651)	18,957
Decrease in accrued interest	(10,749)	(53,951)	(3,341)
Increase (decrease) in accrued expenses and other liabilities	41,754	70,565	(6,714)
(Decrease) increase in customer deposits	(92,849)	14,885	37,077
Dividends received from unconsolidated affiliates	33,338	5,814	5,093
Other, net	(32,273)	18,045	5,682
Net cash provided by operating activities	1,946,366	1,743,759	1,412,068
Investing Activities
Purchases of property and equipment	(1,613,340)	(1,811,398)	(763,777)
Cash paid on settlement of derivative financial instruments	(178,597)	(68,098)	(17,338)
Investments in and loans to unconsolidated affiliates	(56,163)	(188,595)	(70,626)
Cash received on loans to unconsolidated affiliates	124,253	76,167	23,372
Proceeds from sale of property and equipment	—	220,000	—
Other, net	(19,128)	1,546	3,831
Net cash used in investing activities	(1,742,975)	(1,770,378)	(824,538)
Financing Activities
Debt proceeds	4,399,501	4,153,958	2,449,464
Debt issuance costs	(68,020)	(72,974)	(57,622)
Repayments of debt	(4,118,553)	(3,724,218)	(2,856,481)
Purchase of treasury stock	(200,000)	(236,074)	—
Dividends paid	(280,212)	(198,952)	(143,629)
Proceeds from exercise of common stock options	11,252	70,879	30,125
Cash received on settlement of derivative financial instruments	—	22,835	—
Other, net	2,520	2,026	1,517
Net cash (used in) provided by financing activities	(253,512)	17,480	(576,626)
Effect of exchange rate changes on cash	(17,555)	(6,307)	(1,072)
Net (decrease) increase in cash and cash equivalents	(67,676)	(15,446)	9,832

The accompanying notes are an integral part of these consolidated financial statements.

Cash and cash equivalents at beginning of year	189,241	204,687	194,855
Cash and cash equivalents at end of year	$121,565	$189,241	$204,687
Supplemental Disclosures
Cash paid during the year for:
Interest, net of amount capitalized	$248,611	$276,933	$319,476

Non-Cash Investing Activities
Purchase of property and equipment through asset trade-in	$—	$—	$46,375

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
	(in thousands)
Balances at January 1, 2013	$2,291	$3,109,887	$5,744,791	$(134,516)	$(413,704)	$8,308,749
Issuance under employee related plans	17	49,151	—	—	—	49,168
Common Stock dividends	—	—	(162,727)	—	—	(162,727)
Dividends declared by Pullmantur Air, S.A.(1)	—	—	(804)	—	—	(804)
Changes related to cash flow derivative hedges	—	—	—	127,829	—	127,829
Change in defined benefit plans	—	—	—	10,829	—	10,829
Foreign currency translation adjustments	—	—	—	1,529	—	1,529
Net income	—	—	473,692	—	—	473,692
Balances at December 31, 2013	2,308	3,159,038	6,054,952	5,671	(413,704)	8,808,265
Issuance under employee related plans	23	94,514	—	—	—	94,537
Common Stock dividends	—	—	(243,550)	—	—	(243,550)
Dividends declared by non-controlling interest (2)	—	—	(300)	—	—	(300)
Changes related to cash flow derivative hedges	—	—	—	(869,350)	—	(869,350)
Change in defined benefit plans	—	—	—	(7,213)	—	(7,213)
Foreign currency translation adjustments	—	—	—	(26,102)	—	(26,102)
Purchases of Treasury Stock	—	—	—	—	(236,074)	(236,074)
Net income	—	—	764,146	—	—	764,146
Balances at December 31, 2014	2,331	3,253,552	6,575,248	(896,994)	(649,778)	8,284,359
Issuance under employee related plans	8	40,497	—	—	—	40,505
Common Stock dividends	—	—	(296,169)	—	—	(296,169)
Changes related to cash flow derivative hedges	—	—	—	(406,047)	—	(406,047)
Change in defined benefit plans	—	—	—	4,760	—	4,760
Foreign currency translation adjustments	—	—	—	(30,152)	—	(30,152)
Purchases of Treasury Stock	—	3,570	—	—	(203,570)	(200,000)
Net income	—	—	665,783	—	—	665,783
Balances at December 31, 2015	$2,339	$3,297,619	$6,944,862	$(1,328,433)	$(853,348)	$8,063,039
___________________________________

(1)	Dividends declared by Pullmantur Air, S.A. to its non-controlling shareholder.

(2)	Dividends declared by Falmouth Land Company Limited to its non-controlling shareholder.

The following table summarizes activity in accumulated other comprehensive income (loss) related to derivatives designated as cash flow hedges (in thousands):

	Year Ended December 31,
	2015	2014	2013
Accumulated net (loss) gain on cash flow derivative hedges at beginning of year	$(826,026)	$43,324	$(84,505)
Net (loss) gain on cash flow derivative hedges	(697,671)	(919,094)	188,073
Net loss (gain) reclassified into earnings	291,624	49,744	(60,244)
Accumulated net (loss) gain on cash flow derivative hedges at end of year	$(1,232,073)	$(826,026)	$43,324

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1. General
Description of Business
We are a global cruise company. We own Royal Caribbean International, Celebrity Cruises, Pullmantur, Azamara Club Cruises, CDF Croisières de France and a 50% joint venture interest in TUI Cruises. Together, these six brands operate a combined 44 ships as of December 31, 2015. Our ships operate on a selection of worldwide itineraries that call on approximately 490 destinations on all seven continents.
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
All significant intercompany accounts and transactions are eliminated in consolidation. We consolidate entities over which we have control, usually evidenced by a direct ownership interest of greater than 50%, and variable interest entities where we are determined to be the primary beneficiary. Refer to Note 6. Other Assets for further information regarding our variable interest entities. For affiliates we do not control but over which we have significant influence on financial and operating policies, usually evidenced by a direct ownership interest from 20% to 50%, the investment is accounted for using the equity method. We consolidate the operating results of Pullmantur and CDF Croisières de France on a two-month lag to allow for more timely preparation of our consolidated financial statements. No material events or transactions affecting Pullmantur or CDF Croisières de France have occurred during the two-month lag period of November and December 2015 that would require disclosure or adjustment to our consolidated financial statements as of December 31, 2015.
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

The effect of this change was an increase to Passenger ticket revenues and Onboard and other revenues, as well as an increase to our Cruise operating expenses. The change was not individually material to our revenues or any of our cruise operating expenses, and resulted in an aggregate increase to operating income and net income of $53.2 million for the year ended December 31, 2014. In addition, the change has not been retrospectively applied to prior periods, as the impact of prorating all voyages was immaterial to the respective periods presented.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenues and expenses include port costs that vary with guest head counts. The amounts of such port costs included in Passenger ticket revenues on a gross basis were $561.1 million, $546.6 million and $494.2 million for the years 2015, 2014 and 2013, respectively.
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

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Goodwill
Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets acquired. We review goodwill for impairment at the reporting unit level annually or, when events or circumstances dictate, more frequently. The impairment review for goodwill consists of a qualitative assessment of whether it is more-likely-than-not that a reporting unit's fair value is less than its carrying amount, and if necessary, a two-step goodwill impairment test. Factors to consider when performing the qualitative assessment include general economic conditions, limitations on accessing capital, changes in forecasted operating results, changes in fuel prices and fluctuations in foreign exchange rates. If the qualitative assessment demonstrates that it is more-likely-than-not that the estimated fair value of the reporting unit exceeds its carrying value, it is not necessary to perform the two-step goodwill impairment test. We may elect to bypass the qualitative assessment and proceed directly to step one, for any reporting unit, in any period. On a periodic basis, we elect to bypass the qualitative assessment and proceed to step one to corroborate the results of recent years' qualitative assessments. We can resume the qualitative assessment for any reporting unit in any subsequent period. When performing the two-step goodwill impairment test, the fair value of the reporting unit is determined and compared to the carrying value of the net assets allocated to the reporting unit. If the fair value of the reporting unit exceeds its carrying value, no further analysis or write-down of goodwill is required. If the fair value of the reporting unit is less than the carrying value of its net assets, the implied fair value of the reporting unit is allocated to all its underlying assets and liabilities, including both recognized and unrecognized tangible and intangible assets, based on their fair value. If necessary, goodwill is then written down to its implied fair value.
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

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Advertising Costs
Advertising costs are expensed as incurred except those costs which result in tangible assets, such as brochures, which are treated as prepaid expenses and charged to expense as consumed. Advertising costs consist of media advertising as well as brochure, production and direct mail costs.
Media advertising was $242.8 million, $205.2 million and $205.8 million, and brochure, production and direct mail costs were $127.1 million, $136.7 million and $137.1 million for the years 2015, 2014 and 2013, respectively.
Derivative Instruments
We enter into various forward, swap and option contracts to manage our interest rate exposure and to limit our exposure to fluctuations in foreign currency exchange rates and fuel prices. These instruments are recorded on the balance sheet at their fair value and the vast majority are designated as hedges. We also use non-derivative financial instruments designated as hedges of our net investment in our foreign operations and investments. Although certain of our derivative financial instruments do not qualify or are not accounted for under hedge accounting, we do not hold or issue derivative financial instruments for trading or other speculative purposes.
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

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

we classify derivative instrument cash flows from hedges of foreign currency risk on our newbuild ship payments as investing activities and derivative instrument cash flows from hedges of foreign currency risk on debt payments as financing activities.
Foreign Currency Translations and Transactions
We translate assets and liabilities of our foreign subsidiaries whose functional currency is the local currency, at exchange rates in effect at the balance sheet date. We translate revenues and expenses at weighted-average exchange rates for the period. Equity is translated at historical rates and the resulting foreign currency translation adjustments are included as a component of Accumulated other comprehensive loss, which is reflected as a separate component of Shareholders' equity. Exchange gains or losses arising from the remeasurement of monetary assets and liabilities denominated in a currency other than the functional currency of the entity involved are immediately included in our earnings, except for certain liabilities that have been designated to act as a hedge of a net investment in a foreign operation or investment. Exchange gains were $34.6 million, $49.5 million and $13.4 million for the years 2015, 2014 and 2013, respectively, and were recorded within Other income (expense). The majority of our transactions are settled in United States dollars. Gains or losses resulting from transactions denominated in other currencies are recognized in income at each balance sheet date.
Concentrations of Credit Risk
We monitor our credit risk associated with financial and other institutions with which we conduct significant business and, to minimize these risks, we select counterparties with credit risks acceptable to us and we seek to limit our exposure to an individual counterparty. Credit risk, including but not limited to counterparty nonperformance under derivative instruments, our credit facilities and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions, insurance companies and export credit agencies many of which we have long-term relationships with and which have credit risks acceptable to us or where the credit risk is spread out among a large number of counterparties. As of December 31, 2015, we had counterparty credit risk exposure under our derivative instruments of approximately $4.8 million, which was limited to the cost of replacing the contracts in the event of non-performance by the counterparties to the contracts, all of which are currently our lending banks. As of December 31, 2014, we did not have any exposure under our derivative instruments. We do not anticipate nonperformance by any of our significant counterparties. In addition, we have established guidelines we follow regarding credit ratings and instrument maturities to maintain safety and liquidity. We do not normally require collateral or other security to support credit relationships; however, in certain circumstances this option is available to us.
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

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	2015	2014	2013
Passenger ticket revenues:
United States	55%	53%	52%
All other countries	45%	47%	48%
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
In November 2015, amended GAAP guidance was issued to simplify the presentation of deferred income taxes. The amendments require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position and eliminates the classification between current and noncurrent amounts. The guidance will be

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

effective for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. An entity can elect to adopt the amendments either prospectively or retrospectively. Early adoption is permitted as of the beginning of an interim or annual reporting period. The adoption of this newly issued guidance is not expected to have a material impact to our consolidated financial statements.
In January 2016, amended GAAP guidance was issued to address certain aspects of recognition, measurement, presentation and disclosure of financial instruments.  The amendments primarily impact the accounting for certain equity investments, the accounting for financial liabilities subject to the fair value option, the presentation and disclosure requirements for financial instruments and change the assessment of valuation allowances related to recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities.  The guidance will be effective for financial statements issued for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years.  Early adoption is permitted for financial statements of fiscal years and interim periods that have not yet been issued or that have not yet been made available for issuance as of the beginning of the fiscal year of adoption.  The adoption of this newly issued guidance is not expected to have a material impact to our consolidated financial statements.
Reclassifications
On January 1, 2015, we adopted ASC 853, Service Concession Arrangements ("ASC 853"), using the modified retrospective approach. Due to the adoption of ASC 853, $41.9 million has been reclassified in the consolidated balance sheet, as of December 31, 2014, from Property and equipment, net to Other assets in order to conform to the current year presentation. The adoption of this guidance did not have a material impact to our consolidated financial statements as of and for the year ended December 31, 2015.

For the year ended December 31, 2014 and December 31, 2013, a net deferred income tax expense of $3.4 million and $3.3 million, respectively, has been reclassified in the consolidated statements of cash flows from Other, net to Net deferred income tax (benefit) expense within Net cash provided by operating activities in order to conform to the current year presentation.

Note 3. Goodwill
The carrying amount of goodwill attributable to our Royal Caribbean International and Pullmantur reporting units and the changes in such balances during the years ended December 31, 2015 and 2014 were as follows (in thousands):

	Royal Caribbean International	Pullmantur	Total
Balance at December 31, 2013	$287,124	$152,107	$439,231
Foreign currency translation adjustment	(166)	(18,523)	(18,689)
Balance at December 31, 2014	286,958	133,584	420,542
Impairment charge	—	(123,814)	(123,814)
Foreign currency translation adjustment	(194)	(9,770)	(9,964)
Balance at December 31, 2015	$286,764	$—	$286,764
During the fourth quarter of 2015, we performed our annual impairment review of goodwill for the Royal Caribbean International reporting unit. We elected to bypass the qualitative assessment and proceeded directly to step one of the two-step goodwill impairment test to corroborate the results of recent years' qualitative assessments. As a result of the test, we determined the fair value of the Royal Caribbean International reporting unit exceeded its carrying value by approximately 90% resulting in no impairment to Royal Caribbean International goodwill.
Additionally, we performed an interim impairment evaluation of Pullmantur's goodwill in connection with the preparation of our financial statements during the quarter ended September 30, 2015. We estimated the fair value of

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Pullmantur reporting unit using a probability-weighted discounted cash flow model. The estimation of future cash flows requires our significant judgment when making assumptions of expected revenues, operating costs, marketing, selling and administrative expenses, interest rates, ship additions and retirements as well as assumptions regarding the cruise vacation industry’s competitive environment and general and economic business conditions, among other factors.

Pullmantur is a brand that historically targeted primarily the Spanish and Latin American markets. These markets have experienced significant volatility and the brand has adopted various changes to its operating strategy as a result. Most recently, in response to favorable economic expectations in Latin America, especially Brazil, management undertook a positioning of the brand to increase sourcing of guests and to deliver deployment for Latin American consumers; transferring newer and more efficient capacity to the brand; and selling Pullmantur’s non-core businesses to allow the brand to focus on the core cruise business.

However, the Latin American resurgence was short lived and the core Latin American economies, including Brazil, Mexico, Argentina and Venezuela, have regressed and their currencies have materially depreciated versus the US dollar. Most notably, the Brazilian Real devalued by approximately 22% relative to the US dollar during the third quarter of 2015.

In light of the increased challenges facing Pullmantur’s Latin American strategy, we made a decision to significantly change that strategy from growing the brand through vessel transfers to a right-sizing strategy during the third quarter of 2015. This right-sizing strategy includes reducing our exposure to Latin America, refocusing on the brand’s core market of Spain and, consequently, reducing the size of Pullmantur’s fleet. This strategic change includes a decision to redeploy Pullmantur’s Empress to the Royal Caribbean International brand as well as a decision to cancel the intended transfer of the Majesty of the Seas to Pullmantur. As we previously disclosed, the planned growth of the Pullmantur fleet through the transfer of vessels into the brand has been the most significant assumption within Pullmantur's projected cash flows supporting the recoverability of the Pullmantur reporting unit’s goodwill and trademarks and trade names. Our decision to reduce the size of Pullmantur’s fleet significantly decreases the cash flow projections which have been the basis of our impairment analysis.

During the third quarter of 2015, due to the previously described market conditions and our recent decision to reduce our exposure to Latin America, refocus on the brand’s core Spanish market and reduce the brand's overall capacity, we reviewed the two-step goodwill impairment test based on the updated cash flow projections. As a result of this analysis, we determined that the carrying value of the Pullmantur reporting unit exceeded its fair value. Accordingly, upon the completion of the two-step impairment test, we recognized a goodwill impairment charge of $123.8 million. The charge reflects the full carrying amount of the goodwill leaving Pullmantur with no goodwill on its books. This impairment charge was recognized in earnings during the third quarter of 2015 and is reported within Impairment of Pullmantur related assets within our consolidated statements of comprehensive income (loss). Refer to Note 14. Fair Value Measurements and Derivative Instruments for further discussion.

For the years ended December 31, 2014 and December 31, 2013, we did not record an impairment of goodwill for our reporting units. Accumulated goodwill impairment losses as of December 31, 2015 were $443.0 million attributable to our Pullmantur reporting unit.

Note 4. Intangible Assets
Intangible assets are reported in Other assets in our consolidated balance sheets and consist of the following (in thousands):

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2015	2014
Indefinite-life intangible asset—Pullmantur trademarks and trade names	$188,038	$214,112
Impairment charge	(174,285)	—
Foreign currency translation adjustment	(13,753)	(26,074)
Total	$—	$188,038

As described in Note 3. Goodwill, the increased challenges facing Pullmantur's Latin American strategy led to our decision to significantly change Pullmantur's strategy from growing the brand through vessel transfers to a right-sizing strategy causing us to negatively adjust our cash flow projections for the Pullmantur reporting unit.
As a result, during the third quarter of 2015, we performed an interim impairment evaluation of Pullmantur's trademarks and trade names using a discounted cash flow model and the relief-from-royalty method to compare the fair value of these indefinite-lived intangible assets to its carrying value. We used a discount rate comparable to the rate used in valuing the Pullmantur reporting unit in our goodwill impairment test.
Based on our updated cash flow projections, we determined that the fair value of Pullmantur’s trademarks and trade names no longer exceeded their carrying value. Accordingly, we recognized an impairment charge of approximately $174.3 million to write down trademarks and trade names to their fair value. The charge reflects the full carrying amount of the trademark and trade names leaving Pullmantur with no intangible assets on its books. This impairment charge was recognized in earnings during the third quarter of 2015 and is reported within Impairment of Pullmantur related assets within our consolidated statements of comprehensive income (loss). Refer to Note 14. Fair Value Measurements and Derivative Instruments for further discussion.
For the years ended December 31, 2014 and December 31, 2013, we did not record an impairment of Pullmantur's trademark and trade names.
Finite-life intangible assets had a net carrying amount of zero as of December 31, 2015, December 31, 2014 and December 31, 2013.
Note 5. Property and Equipment
Property and equipment consists of the following (in thousands):

	2015	2014
Ships	$22,102,025	$21,620,336
Ship improvements	2,019,294	1,904,524
Ships under construction	734,998	561,779
Land, buildings and improvements, including leasehold improvements and port facilities	337,109	303,394
Computer hardware and software, transportation equipment and other	1,025,264	889,579
Total property and equipment	26,218,690	25,279,612
Less—accumulated depreciation and amortization	(7,440,912)	(7,085,985)
	$18,777,778	$18,193,627
Ships under construction include progress payments for the construction of new ships as well as planning, design, interest and other associated costs. We capitalized interest costs of $26.5 million, $28.8 million and $17.9 million for the years 2015, 2014 and 2013, respectively.
We review our long-lived assets for impairment whenever events or changes in circumstances indicate potential impairment. In conjunction with performing the two-step goodwill impairment test for the Pullmantur reporting unit, we identified that the estimated fair value of certain long-lived assets, consisting of two ships and three aircraft were less than their carrying values. As a result of this determination, we evaluated these assets pursuant to our long-lived

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

asset impairment test. The decision to significantly reduce our exposure to the Latin American market negatively impacted the expected undiscounted cash flows of these vessels and aircraft and resulted in an impairment charge of $113.2 million to write down these assets to their estimated fair values. This impairment charge was recognized in earnings during the third quarter of 2015 and is reported within Impairment of Pullmantur related assets within our consolidated statements of comprehensive income (loss). Additionally, during 2013, the fair value of Pullmantur's aircraft were determined to be less than their carrying value which led to a restructuring related impairment charge of $13.5 million. Furthermore, Pullmantur's non-core businesses met the accounting criteria to be classified as held for sale during the fourth quarter of 2013 which led to restructuring related impairment charges of $18.2 million to adjust the carrying value of property and equipment held for sale to its fair value, less cost to sell. These impairment charges were reported within Restructuring and related impairment charges in our consolidated statements of comprehensive income (loss).

During 2015, our conditional agreements with STX France to build two ships of a new generation of Celebrity Cruises ships, known as "Project Edge" became effective. In addition, our conditional agreement with Meyer Werft to build the fourth and fifth Quantum-class ships for Royal Caribbean International became effective. Refer to Note 15. Commitments and Contingencies for further information.

During 2015, Pullmantur sold Ocean Dream to an unrelated third party for $34.6 million. The purchase price was paid via a secured promissory note, payable over a nine year period. The buyer's obligations under this loan accrues interest at the rate of 6.0% per annum and are secured by a first priority mortgage on the ship. The sale resulted in an immaterial gain that will be deferred and is expected to be recognized at the end of the nine year term.

During 2014, we sold Celebrity Century to a subsidiary of Skysea Holding International Ltd. ("Skysea Holding") for $220.0 million in cash. We agreed to charter the Celebrity Century from the buyer until April 2015 to fulfill existing passenger commitments. The sale resulted in a loss of $17.4 million that was recognized in earnings during the third quarter of 2014 and is reported within Other operating expenses in our consolidated statements of comprehensive income (loss). We subsequently acquired a 35% equity stake in Skysea Holding in November 2014. Refer to Note 6. Other Assets for further discussion.

In December 2014, we terminated the leasing of Brilliance of the Seas under the 25 year operating lease originally entered into in July 2002, denominated in British pound sterling. As part of the agreement, we purchased the Brilliance of the Seas for a net settlement purchase price of approximately £175.4 million or $275.4 million. At the date of purchase, the total carrying amount of the ship, including capital improvements previously accounted for as leasehold improvements, was $330.5 million which approximated the estimated fair market value of the ship. We funded the purchase using proceeds from our $1.2 billion unsecured revolving credit facility. Refer to Note 7. Long-Term Debt for further information.

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
We have determined that TUI Cruises GmbH, our 50%-owned joint venture which operates the brand TUI Cruises, is a VIE. As of December 31, 2015 and December 31, 2014, our investment, including equity and loans, in TUI Cruises was approximately $293.8 million and $370.1 million, respectively. This amount was included within Other assets in our consolidated balance sheets. In addition, we and TUI AG, our joint venture partner, have each guaranteed the repayment of 50% of a bank loan originally borrowed by TUI Cruises in 2011 and refinanced in May 2015. As of

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015, the outstanding principal amount of the loan was €137.4 million, or approximately $149.4 million based on the exchange rate at December 31, 2015. In addition the maturity date was extended from May 2016 to May 2022. Notwithstanding this, the lenders have agreed to release each shareholder's guarantee in 2018. The loan continues to amortize quarterly and to be secured by first mortgages on the Mein Schiff 1 and Mein Schiff 2 vessels. Based on current facts and circumstances, we do not believe potential obligations under our guarantee of this bank loan are probable.
A portion of the additional proceeds received by TUI Cruises in connection with the refinancing of the bank loan discussed above were used during the second quarter of 2015 to repay in full the outstanding balance of the debt facility we originally provided to TUI Cruises in 2011 in connection with our sale of Celebrity Mercury.
Our investment amount and the potential obligations under the bank loan guarantee are substantially our maximum exposure to loss. We have determined that we are not the primary beneficiary of TUI Cruises. We believe that the power to direct the activities that most significantly impact TUI Cruises’ economic performance are shared between ourselves and TUI AG. All the significant operating and financial decisions of TUI Cruises require the consent of both parties, which we believe creates shared power over TUI Cruises. Accordingly, we do not consolidate this entity and account for this investment under the equity method of accounting.
TUI Cruises has four newbuild ships on order with Meyer Turku scheduled to be delivered in each of 2016, 2017, 2018 and 2019. TUI Cruises received commitments for the secured financing of the ships for up to 80% of the contract price of each ship on order. Finnvera has agreed to guarantee to the lenders payment of 95% of the financing. The remaining portion of the contract price of the ships will be funded through an existing €150.0 million bank facility and TUI Cruises’ cash flows from operations. The various ship construction and credit agreements include certain restrictions on each of our and TUI AG’s ability to reduce our current ownership interest in TUI Cruises below 37.55% through 2021.
In March 2015, we announced the pending sale of Splendour of the Seas to TUI Cruises. The sale for €188.0 million is scheduled to be completed in April 2016 in order to retain the future revenues to be generated for sailings through that date. After the sale, TUI Cruises will lease the ship to Thomson Cruises, a subsidiary of TUI AG, which will operate the ship. The purchase price will be financed by us under a secured credit agreement to be repaid over 10 years. The resulting term loan will be 50% guaranteed by TUI AG and will be secured by a first mortgage on the ship. Interest will accrue at the rate of 6.25% per annum. We executed certain forward contracts to lock in the sales price of the ship at approximately $213 million. We expect to recognize a gain on the sale, which we do not expect will have a material effect to our consolidated financial statements.
We have determined that Grand Bahama Shipyard Ltd. ("Grand Bahama"), a ship repair and maintenance facility in which we have a 40% noncontrolling interest, is a VIE. The facility serves cruise and cargo ships, oil and gas tankers, and offshore units. We utilize this facility, among other ship repair facilities, for our regularly scheduled drydocks and certain emergency repairs as may be required. During the year ended December 31, 2015, we made payments of $21.7 million to Grand Bahama for ship repair and maintenance services. We have determined that we are not the primary beneficiary of this facility, as we do not have the power to direct the activities that most significantly impact the facility's economic performance. Accordingly, we do not consolidate this entity and we account for this investment under the equity method of accounting. As of December 31, 2015, the net book value of our investment in Grand Bahama was approximately $51.2 million, consisting of $12.6 million in equity and $38.6 million in loans. As of December 31, 2014, the net book value of our investment in Grand Bahama was approximately $53.8 million, consisting of $7.7 million in equity and $46.1 million in loans. These amounts represent our maximum exposure to loss. During 2015 and 2014, we received approximately $3.1 million and $3.6 million, respectively, in principal and interest payments related to a loan in accrual status from Grand Bahama, which was paid in full during 2015. The remaining amount of our loan to Grand Bahama is in non-accrual status and is included within Other assets in our consolidated balance sheets for which we received payments of approximately $4.4 million during 2015. We monitor credit risk associated with this loan through our participation on Grand Bahama's board of directors along with our review of Grand Bahama's financial statements and projected cash flows. Based on this review, we believe the risk of loss associated with the outstanding loan is not probable as of December 31, 2015.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We have determined that Skysea Holding, in which we have a 35% noncontrolling interest, is a VIE for which we are not the primary beneficiary, as we do not have the power to direct the activities that most significantly impact the entity's economic performance. Accordingly, we do not consolidate this entity and we account for this investment under the equity method of accounting. In addition, we and Ctrip.com International Ltd, which also owns 35% of Skysea Holding, each provided a debt facility to a wholly owned subsidiary of Skysea Holding in the amount of $80.0 million. Interest under these facilities, which mature in January 2030, initially accrues at a rate of 3.0% per annum with an increase of at least 0.5% every two years through maturity. The facilities, which are pari passu to each other, are each 100% guaranteed by Skysea Holding and are secured by a first priority mortgage on the ship Golden Era, formerly known as Celebrity Century, which we sold to a wholly owned subsidiary of Skysea Holding in September 2014. As of December 31, 2015 and December 31, 2014, our investment in Skysea Holding and its subsidiaries, including equity and loans, was approximately $99.8 million and $106.3 million, respectively. These amounts were included within Other assets in our consolidated balance sheets and represent our maximum exposure to loss. During 2015, Skysea Holding and its subsidiaries commenced operations through the brand SkySea Cruises.
Our share of income from investments accounted for under the equity method of accounting, including the entities discussed above, was $81.0 million, $51.6 million and $32.0 million for the years ended December 31, 2015, 2014 and 2013, respectively, and was recorded within Other income (expense). Additionally, we received $33.3 million, $5.8 million and $5.1 million of dividends from our equity method investees for the years ended December 31, 2015, 2014 and 2013, respectively. Also, we provide ship management and procurement services to TUI Cruises GmbH and Skysea Holding and recorded $20.2 million, $8.5 million and $9.1 million in revenues and $15.7 million, $4.0 million and $4.5 million in expenses for these services during the years ended December 31, 2015, 2014 and 2013, respectively, which was recorded within Onboard and other revenues and Other operating expenses, respectively .
Summarized financial information for our affiliates accounted for under the equity method of accounting was as follows (in thousands):

	As of December 31,
	2015	2014
Current Assets	$315,264	$325,527
Non Current Assets	2,246,809	1,929,182
Total Assets	$2,562,073	$2,254,709

Current Liabilities	$585,887	$513,842
Non Current Liabilities	1,231,262	958,988
Total Liabilities	$1,817,149	$1,472,830

Equity Attributable to:
Noncontrolling Interest	$1,683	$2,795

	For the period ended December 31,
	2015	2014	2013
Total Revenues	$990,172	$797,441	$605,293
Total Expenses	(830,898)	(682,430)	(538,922)
Net Income	$159,274	$115,011	$66,371

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Long-Term Debt
Long-term debt consists of the following (in thousands):

	2015	2014
$1.4 billion unsecured revolving credit facility, LIBOR plus 1.50%, currently 1.92% and a facility fee of 0.25%, due 2020	$945,000	$713,000
$1.2 billion unsecured revolving credit facility, LIBOR plus 1.50%, currently 1.89% and a facility fee of 0.25%, due 2018	895,000	778,000
Unsecured senior notes and senior debentures, 5.25% to 7.50%, due 2016, 2018, 2022 and 2027	1,434,542	1,721,190
$742.1 million unsecured senior notes, LIBOR plus 1.30%, currently 1.83%, due through 2027	711,180	—
$530 million unsecured term loan, LIBOR plus 0.51%, due through 2015	—	37,857
$519 million unsecured term loan, LIBOR plus 0.45%, currently 0.98%, due through 2020	216,311	259,573
$420 million unsecured term loan, 5.41%, due through 2021	207,223	241,827
$420 million unsecured term loan, LIBOR plus 1.85%, currently 2.38%, due through 2021	210,000	245,000
€159.4 million unsecured term loan, EURIBOR plus 1.58%, currently 1.60%, due through 2021	86,650	112,540
$524.5 million unsecured term loan, LIBOR plus 0.50%, currently 0.96%, due through 2021	262,250	305,958
$566.1 million unsecured term loan, LIBOR plus 0.37%, currently 0.89%, due through 2022	306,621	353,793
$1.1 billion unsecured term loan, LIBOR plus 1.85%, currently 2.38%, due through 2022	537,426	614,203
$632.0 million unsecured term loan, LIBOR plus 0.40%, currently 0.86%, due through 2023	421,306	473,969
$673.5 million unsecured term loan, LIBOR plus 0.40%, currently 0.93%, due through 2024	505,106	561,228
$65.0 million unsecured term loan, LIBOR plus 1.75%, currently 2.17%, due through 2019	71,500	51,100
$1.0 million unsecured term loan, 3.00%, due through 2015	—	750
$380.0 million unsecured term loan, LIBOR plus 1.75%, currently 2.17%, due 2018	380,000	380,000
$791.1 million unsecured term loan, LIBOR plus 1.30%, currently 1.83%, due through 2026	725,182	791,108
$290.0 million unsecured term loan, LIBOR plus 1.75%, currently 2.17%, due 2018	290,000	290,000
€365 million unsecured term loan, EURIBOR plus 1.75%, currently 1.75%, due 2017	396,755	441,687
$7.3 million unsecured term loan, LIBOR plus 2.5%, currently 3.02%, due through 2023	4,440	4,915
$30.3 million unsecured term loan, LIBOR plus 3.75%, currently 4.24%, due through 2021	11,793	13,603
Capital lease obligations	48,770	52,647
	8,667,055	8,443,948
Less—current portion	(899,677)	(799,630)
Long-term portion	$7,767,378	$7,644,318

In April 2015, we took delivery of Anthem of the Seas. To finance the purchase, we borrowed $742.1 million under a previously committed unsecured term loan which is 95% guaranteed by Euler Hermes Deutschland AG ("Hermes"), the official export credit agency of Germany. The loan amortizes semi-annually over 12 years and bears interest at LIBOR plus a margin of 1.30%, totaling 1.83% as of December 31, 2015. Refer to Note 14. Fair Value Measurements and Derivative Instruments for information regarding interest rate swap agreements related to this loan.

In June 2015, we amended and restated our $1.1 billion unsecured revolving credit facility due July 2016. The amendment reduced the applicable margin and facility fee and extended the termination date to June 2020. The applicable margin and facility fee vary with our debt rating and were 1.50% and 0.25%, respectively, as of December 31, 2015. We have the right to extend the termination date by up to two years, subject to lender consent. Furthermore, in October 2015, we received increased lender commitments in the amount of $300.0 million, bringing our total capacity

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

under this facility to $1.4 billion. In July 2015, we also amended our $1.2 billion unsecured revolving credit facility due August 2018 to reduce pricing in line with the amended pricing of the $1.1 billion unsecured revolving credit facility. These amendments did not result in the extinguishment of debt. Accordingly, as of December 31, 2015, we have an aggregate revolving borrowing capacity of $2.6 billion.

In July 2015, we also amended our $380.0 million, €365.0 million, $290.0 million and $65.0 million unsecured term loans due at various dates from 2016 through 2019 to reduce the applicable margins. The margins are currently 1.75% for each loan based on our debt rating as of December 31, 2015. The termination date of the $290 million unsecured term loan was extended from February 2016 to February 2018. None of these amendments resulted in the extinguishment of debt.

In February 2016, we amended our unsecured term loans for Oasis of the Seas and Allure of the Seas primarily to reduce the margins on those facilities. The interest rate on both the $420.0 million floating rate tranche of the Oasis of the Seas term loan and the $1.1 billion Allure of the Seas term loan was reduced from LIBOR plus 1.85% to LIBOR plus 1.65%. These amendments did not result in the extinguishment of debt.
Certain of our unsecured ship financing term loans are guaranteed by the export credit agency in the respective country in which the ship is constructed. In consideration for these guarantees, depending on the financing arrangement, we pay to the applicable export credit agency fees from (1) 1.48% per annum based on the outstanding loan balance semi-annually over the term of the loan (subject to adjustment under certain of our facilities based upon our credit ratings) or (2) an upfront fee of 2.35% to 2.37% of the maximum loan amount. We amortize the fees that are paid upfront over the life of the loan and those that are paid semi-annually over each respective payment period. We classify these fees within Debt issuance costs in our consolidated statements of cash flows and within Other assets in our consolidated balance sheets.
Under certain of our agreements, the contractual interest rate, facility fee and/or export credit agency fee vary with our debt rating.
The unsecured senior notes and senior debentures are not redeemable prior to maturity, except that certain series may be redeemed upon the payment of a make-whole premium.
Following is a schedule of annual maturities on long-term debt including capital leases as of December 31, 2015 for each of the next five years (in thousands):

Year
2016	$899,677
2017	938,036
2018	2,252,577
2019	609,901
2020	1,483,728
Thereafter	2,483,136
$8,667,055

Note 8. Shareholders' Equity
During the fourth and third quarters of 2015, we declared a cash dividend on our common stock of $0.375 per share which was paid in the first quarter of 2016 and fourth quarter of 2015, respectively. We also declared and paid a cash dividend on our common stock of $0.30 per share during the first and second quarters of 2015.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the fourth and third quarters of 2014, we declared a cash dividend on our common stock of $0.30 per share which was paid in the first quarter of 2015 and fourth quarter of 2014, respectively. We also declared and paid a cash dividend on our common stock of $0.25 per share during the first and second quarters of 2014. During the first quarter of 2014, we also paid a cash dividend on our common stock of $0.25 per share which was declared during the fourth quarter of 2013.

In October 2015, our board of directors authorized a common stock repurchase program for up to $500 million. The timing and number of shares purchased will depend on a variety of factors including price and market conditions.  Subsequently, in 2015, we executed an agreement with an investment bank to purchase a total of $200 million, of the $500 million authorized amount, of our common stock under an accelerated stock repurchase (ASR) transaction. Under the terms of the ASR agreement, on October 23, 2015, we received 1.6 million shares of our common stock to be repurchased based on current market prices in exchange for a prepayment of $200 million. The ASR transaction was settled on November 30, 2015 and an additional 0.5 million shares were delivered to us. In total, we repurchased 2.1 million shares at an average price of $95.09 per share. The final number of shares repurchased was determined upon settlement based on the average of the daily volume-weighted average prices of our common stock during the term of the transaction, less a discount. The initial shares received upon prepayment and additional shares received at settlement were recorded within Shareholders’ equity. Future stock repurchase transactions could include open market purchases or additional accelerated share repurchases. We expect to complete the program by the end of 2016.

During February 2016, we repurchased an additional 2.1 million shares for a total of $150.0 million in open market transactions resulting in $150 million available for future stock repurchases.

During the fourth quarter of 2014, we repurchased from A. Wilhelmsen AS, our largest shareholder, 3.5 million shares of our common stock directly from them in a private transaction at $67.45 per share, which was equal to the price paid by a third-party financial institution for the simultaneous purchase of an additional 3.5 million shares from A. Wilhelmsen AS. Total consideration paid to repurchase such shares was approximately $236.1 million and was recorded within Shareholders' equity as a component of treasury stock.

Note 9. Stock-Based Employee Compensation
We currently have awards outstanding under two stock-based compensation plans, which provide for awards to our officers, directors and key employees. The plans consist of a 2000 Stock Award Plan and a 2008 Equity Plan. Our ability to issue new awards under the 2000 Stock Award Plan terminated in accordance with the terms of the plan in September 2009. The 2008 Equity Plan, as amended, provides for the issuance of up to 11,000,000 shares of our common stock pursuant to grants of (i) incentive and non-qualified stock options, (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units and (v) performance shares. During any calendar year, no one individual shall be granted awards of more than 500,000 shares. Options and restricted stock units outstanding as of December 31, 2015 generally vest in equal installments over four years from the date of grant. In addition, performance shares generally vest in three years. With certain limited exceptions, options, restricted stock units and performance shares are forfeited if the recipient ceases to be a director or employee before the shares vest. Options are granted at a price not less than the fair value of the shares on the date of grant and expire not later than ten years after the date of grant.
Prior to 2012, our officers received a combination of stock options and restricted stock units. Beginning in 2012, our officers instead receive their long-term incentive awards through a combination of performance share unit and restricted stock units. Each performance share unit award is expressed as a target number of performance share units based upon the fair market value of our common stock on the date the award is issued. The actual number of shares underlying each award (not to exceed 200% of the target number of performance share unit) will be determined based upon the Company's achievement of a specified performance target range. In 2015, we issued a target number of 161,479 performance share units, which will vest approximately three years following the award issue date. The performance payout of these grants will be based on return on invested capital ("ROIC") and earnings per share (“EPS”) for the year ended December 31, 2017, as may be adjusted by the Compensation Committee of our Board of Directors in early 2018 for events that are outside of management's control. In 2014, we also issued a one-time performance-based equity award to our Chairman & Chief Executive Officer in a target amount of 63,771 performance share units,

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

with the actual number of shares payable under the grant to range from 0% to 200% of target based on our 2015 ROIC performance. In February 2016, the Compensation Committee set the payout level for this grant at 165% of target. The shares issued in settlement of this award vested in February 2016 but remain subject to restrictions on transfer until December 2017, the third anniversary of the award issuance date.
We also provide an Employee Stock Purchase Plan ("ESPP") to facilitate the purchase by employees of up to 506,322 shares of common stock in the aggregate. Offerings to employees are made on a quarterly basis. Subject to certain limitations, the purchase price for each share of common stock is equal to 85% of the average of the market prices of the common stock as reported on the New York Stock Exchange on the first business day of the purchase period and the last business day of each month of the purchase period. During 2015, 2014 and 2013, 28,724, 26,921 and 27,036 shares of our common stock were issued under the ESPP at a weighted-average price of $72.52, $52.08 and $33.16, respectively.
In 1994, we granted to our Chairman and Chief Executive Officer an award of common stock, issuable in quarterly installments of 10,086 shares until the earlier of the termination of his employment or June 2014. In furtherance of this grant, we issued an aggregate of 40,344 shares of common stock in 2013 and an aggregate of 20,172 shares of common stock in 2014.
Total compensation expense recognized for employee stock-based compensation for the years ended December 31, 2015, 2014 and 2013 was as follows:

	Employee Stock-Based Compensation
Classification of expense	2015	2014	2013
(In thousands)
Marketing, selling and administrative expenses	$36,073	$26,116	$21,178
Total compensation expense	$36,073	$26,116	$21,178
The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The estimated fair value of stock options, less estimated forfeitures, is amortized over the vesting period using the graded-vesting method. We did not issue any stock options in 2015, 2014 and 2013.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock option activity and information about stock options outstanding are summarized in the following table:

Stock Option Activity	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
			(years)	(in thousands)
Outstanding at January 1, 2015	706,051	$36.03	3.64	$33,182
Granted	—	—	—	—
Exercised	(287,379)	$39.12	—	—
Canceled	(6,863)	$47.05	—	—
Outstanding at December 31, 2015	411,809	$33.69	3.12	$28,111
Vested and expected to vest at December 31, 2015	411,807	$33.69	3.12	$28,110
Options Exercisable at December 31, 2015	409,915	$33.73	3.11	$27,967
___________________________________

(1)	The intrinsic value represents the amount by which the fair value of stock exceeds the option exercise price as of December 31, 2015.
The total intrinsic value of stock options exercised during the years ended December 31, 2015, 2014 and 2013 was $13.8 million, $35.9 million and $17.5 million, respectively. As of December 31, 2015, there was immaterial unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under our stock incentive plan which is expected to be recognized over a weighted-average period of 0.01 years.
Restricted stock units are converted into shares of common stock upon vesting or, if applicable, settle on a one-for-one basis. The cost of these awards is determined using the fair value of our common stock on the date of the grant, and compensation expense is recognized over the vesting period. Restricted stock activity is summarized in the following table:

Restricted Stock Activity	Number of Awards	Weighted- Average Grant Date Fair Value
Non-vested share units at January 1, 2015	981,553	$42.68
Granted	298,998	$73.98
Vested	(361,843)	$40.04
Canceled	(98,059)	$45.07
Non-vested share units expected to vest as of December 31, 2015	820,649	$54.98
The weighted-average estimated fair value of restricted stock units granted during the year ended 2014 and 2013 was $54.60 and $36.07, respectively. The total fair value of shares released on the vesting of restricted stock units during the years ended December 31, 2015, 2014 and 2013 was $27.6 million, $20.7 million and $19.2 million, respectively. As of December 31, 2015, we had $14.4 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock unit grants, which will be recognized over the weighted-average period of 1.13 years.
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

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Performance Stock Activity	Number of Awards	Weighted- Average Grant Date Fair Value
Non-vested share units at January 1, 2015	658,886	$40.21
Granted	161,479	$71.36
Vested	(241,288)	$33.94
Canceled	(74,866)	$37.59
Non-vested share units expected to vest as of December 31, 2015	504,211	$53.57
The weighted-average estimated fair value of performance share units granted during the year ended 2014 and 2013 was $56.72 and $35.98, respectively. The total fair value of shares released on the vesting of performance share units during the years ended December 31, 2015, 2014 and 2013 was $18.3 million, $0.4 million and $0.1 million, respectively. As of December 31, 2015, we had $11.4 million of total unrecognized compensation expense, net of estimated forfeitures, related to performance share unit grants, which will be recognized over the weighted-average period of 0.81 years.
Note 10. Earnings Per Share
A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Year Ended December 31,
	2015	2014	2013
Net income for basic and diluted earnings per share	$665,783	$764,146	$473,692
Weighted-average common shares outstanding	219,537	221,658	219,638
Dilutive effect of stock options, performance share awards and restricted stock awards	1,152	1,386	1,303
Diluted weighted-average shares outstanding	220,689	223,044	220,941
Basic earnings per share:
Net income	$3.03	$3.45	$2.16
Diluted earnings per share:
Net income	$3.02	$3.43	$2.14
Diluted earnings per share did not reflect options to purchase an aggregate of 1.9 million shares for the year ended December 31, 2013 because the effect of including them would have been antidilutive. There were no antidilutive shares for the year ended December 31, 2015 and December 31, 2014.
Note 11. Retirement Plan
We maintain a defined contribution plan covering full-time shoreside employees who have completed the minimum period of continuous service. Annual contributions to the plan are discretionary and are based on fixed percentages of participants' salaries and years of service, not to exceed certain maximums. Contribution expenses were $16.8 million, $15.4 million and $13.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
Additionally, some of our ship-operating subsidiaries are subject to income tax under the tonnage tax regimes of Malta or the United Kingdom. Under these regimes, income from qualifying activities is subject to corporate income tax, but the tax is computed by reference to the tonnage of the ship or ships registered under the relevant provisions of the tax regimes (the "relevant shipping profits"), which replaces the regular taxable income base. Income from activities not considered qualifying activities, which we do not consider significant, remains subject to Maltese or United Kingdom corporate income tax.
Income tax expense (benefit) for items not qualifying under Section 883, tonnage taxes and income taxes for the remainder of our subsidiaries was approximately $11.1 million, $(20.9) million and $24.9 million and was recorded within Other income (expense) for the years ended December 31, 2015, 2014 and 2013, respectively. In addition, all interest expense and penalties related to income tax liabilities are classified as income tax expense within Other income (expense).
For a majority of our subsidiaries, we do not expect to incur income taxes on future distributions of undistributed earnings of foreign subsidiaries. Accordingly, no deferred income taxes have been provided for the distribution of these earnings. Where we do expect to incur income taxes on future distributions of undistributed earnings, we have provided for deferred taxes, which we do not consider significant to our operations.
As of December 31, 2015, the Company had Net Operating Losses (“NOLs”) in foreign jurisdictions of $309.7 million. Of these NOLs, $259.7 million carryforward indefinitely, although there are limitations to the amount of NOLs that can be utilized on an annual basis. If not utilized, $50.0 million of NOLs are subject to expiration between 2016 and 2028. The Company has not recognized any benefits related to these NOLs, as all NOLs have full valuation allowances.
Net deferred tax assets and deferred tax liabilities and corresponding valuation allowances related to our operations were not material as of December 31, 2015 and 2014.
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
During the fourth quarter of 2014, Spain adopted tax reform legislation, which included among other things, a reduction of the corporate income tax rate from 30% to 28% in 2015 and a further reduction to 25% in 2016. As a result, we adjusted our deferred tax assets and deferred tax liabilities in Spain to reflect the new tax rate at which we believe they will be realized. This change resulted in a net deferred income tax benefit of $10.0 million. The tax reform also amended the net operating loss carryforward rules by changing the carryforward period from 18 years to unlimited and by changing the annual utilization limitation from 25% of taxable income to 70% of taxable income for certain taxpayers, including Pullmantur. As a result of the change of the net operating loss carryforward period, we reversed a portion of the valuation allowance recorded in 2012 to the extent of 70% of the rate-adjusted deferred tax liability recorded for the basis difference between the tax and book values of the trademarks and trade names recorded at the time of the Pullmantur acquisition and other indefinite lived assets recorded. The amount of the valuation allowance reversed in the fourth quarter of 2014 was $33.5 million which was recorded as a deferred tax benefit. These deferred tax adjustments were reported within Other income (expense) in our consolidated statements of comprehensive income (loss).
During the third quarter of 2015, the trademark and trade names were impaired, and therefore there is no longer a difference between the book and tax basis of the trademark and trade names. As a result of the impairment of the trademark/name, we reversed the deferred tax liability of $43.4 million and increased the deferred tax asset valuation allowance by $31.4 million, or to 100% of the deferred tax asset balance. The resulting net $12.0 million deferred tax

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

benefit is recorded as part of our income tax provision and is reported within Other income (expense) in our consolidated statements of comprehensive income (loss).
Note 13. Changes in Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2015 and 2014 (in thousands):

	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)

Accumulated comprehensive loss at January 1, 2013	$(84,505)	$(34,823)	$(15,188)	$(134,516)
Other comprehensive income before reclassifications	188,073	8,240	1,529	197,842
Amounts reclassified from accumulated other comprehensive income (loss)	(60,244)	2,589	—	(57,655)
Net current-period other comprehensive income	127,829	10,829	1,529	140,187

Accumulated comprehensive income (loss) at January 1, 2014	43,324	(23,994)	(13,659)	5,671
Other comprehensive loss before reclassifications	(919,094)	(8,937)	(28,099)	(956,130)
Amounts reclassified from accumulated other comprehensive income (loss)	49,744	1,724	1,997	53,465
Net current-period other comprehensive loss	(869,350)	(7,213)	(26,102)	(902,665)

Accumulated comprehensive loss at January 1, 2015	(826,026)	(31,207)	(39,761)	(896,994)
Other comprehensive (loss) income before reclassifications	(697,671)	3,053	(25,952)	(720,570)
Amounts reclassified from accumulated other comprehensive income (loss)	291,624	1,707	(4,200)	289,131
Net current-period other comprehensive (loss) income	(406,047)	4,760	(30,152)	(431,439)

Accumulated comprehensive loss at December 31, 2015	$(1,232,073)	$(26,447)	$(69,913)	$(1,328,433)

The following table presents reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2015 and 2014 (in thousands):

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
Details about Accumulated Other Comprehensive Income (Loss) Components	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Affected Line Item in Statements of Comprehensive Income (Loss)
(Loss) gain on cash flow derivative hedges:
Cross currency swaps	$—	$(261)	$(3,531)	Interest expense, net of interest capitalized
Interest rate swaps	(36,401)	(15,264)	(9,355)	Interest expense, net of interest capitalized
Foreign currency forward contracts	(2,871)	(1,887)	(1,797)	Depreciation and amortization expenses
Foreign currency forward contracts	7,580	(4,291)	27,423	Other income (expense)
Foreign currency forward contracts	—	(57)	(440)	Interest expense, net of interest capitalized
Foreign currency collar options	(1,605)	—	—	Depreciation and amortization expenses
Fuel swaps	(9,583)	—	—	Other income (expense)
Fuel swaps	(248,744)	(27,984)	47,944	Fuel
	(291,624)	(49,744)	60,244
Amortization of defined benefit plans:
Actuarial loss	(1,414)	(888)	(1,753)	Payroll and related
Prior service costs	(293)	(836)	(836)	Payroll and related
	(1,707)	(1,724)	(2,589)
Release of foreign cumulative translation due to sale or liquidation of businesses:
Foreign cumulative translation	4,200	(1,997)	—	Other operating
Total reclassifications for the period	$(289,131)	$(53,465)	$57,655

Note 14. Fair Value Measurements and Derivative Instruments
Fair Value Measurements
The estimated fair value of our financial instruments that are not measured at fair value, categorized based upon the fair value hierarchy, are as follows (in thousands):

	Fair Value Measurements at December 31, 2015 Using					Fair Value Measurements at December 31, 2014 Using
Description	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Cash and cash equivalents(4)	$121,565	$121,565	$121,565	$—	$—	$189,241	$189,241	$189,241	$—	$—
Total Assets	$121,565	$121,565	$121,565	$—	$—	$189,241	$189,241	$189,241	$—	$—
Liabilities:
Long-term debt (including current portion of long-term debt)(5)	$8,618,285	$8,895,009	$1,536,629	$7,358,380	$—	$8,391,301	$8,761,414	$1,859,361	$6,902,053	$—
Total Liabilities	$8,618,285	$8,895,009	$1,536,629	$7,358,380	$—	$8,391,301	$8,761,414	$1,859,361	$6,902,053	$—
___________________________________

(1)
Inputs based on quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Valuation of these items does not entail a significant amount of judgment.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

(3)	Inputs that are unobservable. The Company did not use any Level 3 inputs as of December 31, 2015 and December 31, 2014.

(4)	Consists of cash and marketable securities with original maturities of less than 90 days.

(5)	Consists of unsecured revolving credit facilities, senior notes, senior debentures and term loans. Does not include our capital lease obligations.

Other Financial Instruments
The carrying amounts of accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value at December 31, 2015 and December 31, 2014.
Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company's financial instruments recorded at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2015 Using				Fair Value Measurements at December 31, 2014 Using
Description	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Derivative financial instruments(4)	$134,574	$—	$134,574	$—	$63,981	$—	$63,981	$—
Investments(5)	$3,965	3,965	—	—	$5,531	5,531	—	—
Total Assets	$138,539	$3,965	$134,574	$—	$69,512	$5,531	$63,981	$—
Liabilities:
Derivative financial instruments(6)	$1,044,292	$—	$1,044,292	$—	$767,635	$—	$767,635	$—
Total Liabilities	$1,044,292	$—	$1,044,292	$—	$767,635	$—	$767,635	$—
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

(3)	Inputs that are unobservable. The Company did not use any Level 3 inputs as of December 31, 2015 and December 31, 2014.

(4)	Consists of foreign currency forward contracts and fuel swaps. Please refer to the "Fair Value of Derivative Instruments" table for breakdown by instrument type.

(5)	Consists of exchange-traded equity securities and mutual funds reported within Other assets in our consolidated balance sheets.

(6)
Consists of interest rate swaps, fuel swaps, foreign currency forward contracts and foreign currency collar options. Please refer to the "Fair Value of Derivative Instruments" table for breakdown by instrument type.

The reported fair values are based on a variety of factors and assumptions. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of December 31, 2015 or December 31, 2014, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents information about the Company's goodwill, indefinite-life intangible assets and long-lived assets for our Pullmantur reporting unit, further discussed in Note 3. Goodwill and Note 4. Intangible Assets, recorded at fair value on a nonrecurring basis (in thousands):

	Fair Value Measurements at December 31, 2015 Using
Description	Total Carrying Amount	Total Fair Value	Level 3	Total Impairment
Pullmantur Goodwill (1)	$—	$—	$—	$123,814
Indefinite-life intangible asset-Pullmantur trademarks and trade names (2)	—	—	—	$174,285
Long-lived assets — Pullmantur aircraft and vessels (3)	140,846	140,846	140,846	$113,168
Total	$140,846	$140,846	$140,846	$411,267
___________________________________

(1)
We estimated the fair value of the Pullmantur reporting unit using a probability-weighted discounted cash flow model. The principal assumptions used in the discounted cash flow model are projected operating results, weighted-average cost of capital and terminal value. Significantly impacting these assumptions was the decision to reduce the size of Pullmantur's fleet. The discounted cash flow model used our 2016 projected operating results as a base. To that base we added future years’ cash flows through 2020 assuming multiple revenue and expense scenarios that reflect the impact of different global economic environments for this period on Pullmantur’s reporting unit. We assigned a probability to each revenue and expense scenario. We discounted the projected cash flows using rates specific to Pullmantur’s reporting unit based on its weighted-average cost of capital, which was determined to be 11%. The fair value of Pullmantur's goodwill was estimated as of August 31, 2015, the date of the last impairment test, at which point it was fully impaired.

(2)
We estimated the fair value of our indefinite-life intangible asset using a discounted cash flow model and the relief-from-royalty method. These trademarks and trade names relate to Pullmantur and we have used a discount rate of 11.5%, comparable to the rate used in valuing the Pullmantur reporting unit. The fair value of these assets were estimated as of August 31, 2015, the date of the last impairment test, at which point they were fully impaired.

(3)
We estimated the fair value of our long-lived assets using the market approach for the aircraft and a blended indication from the cost and market approaches for the vessels as of August 31, 2015, the date of the last impairment test, including depreciation through December 31, 2015. We believe this amount estimates fair value as of December 31, 2015. A significant input in performing the fair value assessments for these assets was comparable market transactions.

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

As of December 31, 2015 and December 31, 2014, no cash collateral was received or pledged under our ISDA agreements. See Credit Related Contingent Features for further discussion on contingent collateral requirements for our derivative instruments.

The following table presents information about the Company’s offsetting of financial assets under master netting agreements with derivative counterparties:

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of December 31, 2015				As of December 31, 2014
	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Received	Net Amount of Derivative Assets
(In thousands)
Derivatives subject to master netting agreements	$134,574	$(129,815)	$—	$4,759	$63,981	$(63,981)	$—	$—
Total	$134,574	$(129,815)	$—	$4,759	$63,981	$(63,981)	$—	$—

The following table presents information about the Company’s offsetting of financial liabilities under master netting agreements with derivative counterparties:

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of December 31, 2015				As of December 31, 2014
	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Pledged	Net Amount of Derivative Liabilities
(In thousands)
Derivatives subject to master netting agreements	$(1,044,292)	$129,815	$—	$(914,477)	$(767,635)	$63,981	$—	$(703,654)
Total	$(1,044,292)	$129,815	$—	$(914,477)	$(767,635)	$63,981	$—	$(703,654)
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
We enter into various forward, swap and option contracts to manage our interest rate exposure and to limit our exposure to fluctuations in foreign currency exchange rates and fuel prices. These instruments are recorded on the balance sheet at their fair value and the vast majority are designated as hedges. We also use non-derivative financial instruments designated as hedges of our net investment in our foreign operations and investments.

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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates to our long-term debt obligations including future interest payments. At December 31, 2015, approximately 31.2% of our long-term debt was effectively fixed as compared to 28.5% as of December 31, 2014. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense.
Market risk associated with our long-term fixed rate debt is the potential increase in fair value resulting from a decrease in interest rates. We use interest rate swap agreements that effectively convert a portion of our fixed-rate debt to a floating-rate basis to manage this risk. At December 31, 2015 and December 31, 2014, we maintained interest rate swap agreements on the $420.0 million fixed rate portion of our Oasis of the Seas unsecured amortizing term loan and on the $650.0 million unsecured senior notes due 2022. The interest rate swap agreements on Oasis of the Seas debt effectively changed the interest rate on the balance of the unsecured term loan, which was $210.0 million as of December 31, 2015, from a fixed rate of 5.41% to a LIBOR-based floating rate equal to LIBOR plus 3.87%, currently approximately 4.40%. The interest rate swap agreements on the $650.0 million unsecured senior notes effectively changed the interest rate of the unsecured senior notes from a fixed rate of 5.25% to a LIBOR-based floating rate equal to LIBOR plus 3.63%, currently approximately 3.99%. These interest rate swap agreements are accounted for as fair value hedges.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Market risk associated with our long-term floating rate debt is the potential increase in interest expense from an increase in interest rates. We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage this risk. At December 31, 2015, we maintained forward-starting interest rate swap agreements that hedge the anticipated unsecured Euro amortizing term loan that will finance a portion of our purchase of Harmony of the Seas. Forward-starting interest rate swaps hedging the Harmony of the Seas loan will effectively convert the interest rate for €693.4 million, or approximately $753.7 million based on the exchange rate at December 31, 2015, of the anticipated loan balance from EURIBOR plus 1.15% to a fixed rate of 2.26% (inclusive of margin) beginning in May 2016. In addition, at December 31, 2015, we maintained forward-starting interest rate swap agreements that hedge the anticipated unsecured amortizing term loan that will finance our purchase of Ovation of the Seas. Forward-starting interest rate swaps hedging the Ovation of the Seas loan will effectively convert the interest rate for $830.0 million of the anticipated loan balance from LIBOR plus 1.00% to a fixed rate of 3.16% (inclusive of margin) beginning in April 2016. These interest rate swap agreements are accounted for as cash flow hedges.
In addition, at December 31, 2015 and December 31, 2014, we maintained interest rate swap agreements on our Celebrity Reflection term loan. Our interest rate swap agreements effectively converted the interest rate on a portion of the Celebrity Reflection unsecured amortizing term loan balance of approximately $490.9 million from LIBOR plus 0.40% to a fixed rate (including applicable margin) of 2.85% through the term of the loan. Additionally, at December 31, 2015 and December 31, 2014, we maintained interest rate swap agreements on our Quantum of the Seas term loan. Our interest rate swap agreements effectively converted the interest rate on a portion of the Quantum of the Seas unsecured amortizing term loan balance of approximately $673.8 million from LIBOR plus 1.30% to a fixed rate of 3.74% (inclusive of margin) through the term of the loan. Furthermore, at December 31, 2015 and December 31, 2014, we maintained interest rate swap agreements on our Anthem of the Seas term loan. Our interest rate swap agreements effectively converted the interest rate on a portion of the Anthem of the Seas unsecured amortizing term loan balance of approximately $694.8 million from LIBOR plus 1.30% to a fixed rate of 3.86% (inclusive of margin) through the term of the loan. These interest rate swap agreements are accounted for as cash flow hedges.
The notional amount of interest rate swap agreements related to outstanding debt and on our current unfunded financing arrangements as of December 31, 2015 and 2014 was $4.3 billion and $2.9 billion, respectively.
Foreign Currency Exchange Rate Risk
Derivative Instruments
Our primary exposure to foreign currency exchange rate risk relates to our ship construction contracts denominated in Euros, our foreign currency denominated debt and our international business operations. We enter into foreign currency forward contracts, collar options and cross currency swap agreements to manage portions of the exposure to movements in foreign currency exchange rates. As of December 31, 2015, the aggregate cost of our ships on order, not including the TUI Cruises' ships on order, was approximately $7.8 billion, of which we had deposited $546.5 million as of such date. Approximately 58.2% and 28.8% of the aggregate cost of the ships under construction was exposed to fluctuations in the Euro exchange rate at December 31, 2015 and 2014, respectively. The majority of our foreign currency forward contracts, collar options and cross currency swap agreements are accounted for as cash flow, fair value or net investment hedges depending on the designation of the related hedge.
On a regular basis, we enter into foreign currency forward contracts and, from time to time, we utilize cross-currency swap agreements to minimize the volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than our functional currency or the functional currencies of our foreign subsidiaries. During 2015, we maintained an average of approximately $514.4 million of these foreign currency forward contracts. These instruments are not designated as hedging instruments. In 2015, 2014 and 2013 changes in the fair value of the foreign currency forward contracts were losses of approximately $55.5 million, $48.6 million and $19.3 million, respectively, which offset gains arising from the remeasurement of monetary assets and liabilities denominated in foreign currencies in those same years of $34.6 million, $49.5 million and $13.4 million, respectively. These changes were recognized in earnings within Other income (expense) in our consolidated statements of comprehensive income (loss).
We consider our investments in our foreign operations to be denominated in relatively stable currencies and of a long-term nature. As of December 31, 2015, we maintained foreign currency forward contracts and designated them as hedges of a portion of our net investment in TUI Cruises of €302.0 million, or approximately $328.3 million, based on the exchange rate at December 31, 2015. These forward currency contracts mature in April 2016.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The notional amount of outstanding foreign exchange contracts, including our forward contracts and collar options, as of December 31, 2015 and 2014 was $2.4 billion and $3.0 billion, respectively.
Non-Derivative Instruments
We also address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries' and investments' functional currencies and designating it as a hedge of these subsidiaries and investments. We designated debt as a hedge of our net investments in Pullmantur and TUI Cruises for €139.4 million, or approximately $168.7 million, through December 31, 2014. As of December 31, 2015, no debt was designated as a hedge of our net investments in Pullmantur and TUI Cruises.
Fuel Price Risk
Our exposure to market risk for changes in fuel prices relates primarily to the consumption of fuel on our ships. We use fuel swap agreements and fuel call options to mitigate the financial impact of fluctuations in fuel prices.
Our fuel swap agreements are accounted for as cash flow hedges. At December 31, 2015, we have hedged the variability in future cash flows for certain forecasted fuel transactions occurring through 2019. As of December 31, 2015 and 2014, we had the following outstanding fuel swap agreements:

	Fuel Swap Agreements
	As of December 31, 2015	As of December 31, 2014
	(metric tons)
2015	—	806,000
2016	930,000	802,000
2017	854,000	525,000
2018	583,000	226,000
2019	231,000	—

	Fuel Swap Agreements
	As of December 31, 2015	As of December 31, 2014
	(% hedged)
Projected fuel purchases for year:
2015	—	58%
2016	65%	55%
2017	59%	35%
2018	40%	15%
2019	15%	—%
At December 31, 2015 and 2014, $321.0 million and $223.1 million, respectively, of estimated unrealized net loss associated with our cash flow hedges pertaining to fuel swap agreements were expected to be reclassified to earnings from Accumulated other comprehensive loss within the next twelve months. Reclassification is expected to occur as the result of fuel consumption associated with our hedged forecasted fuel purchases.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value and line item caption of derivative instruments recorded within our consolidated balance sheets were as follows:

	Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of December 31, 2015	As of December 31, 2014	Balance Sheet Location	As of December 31, 2015	As of December 31, 2014
		Fair Value	Fair Value		Fair Value	Fair Value
(In thousands)
Derivatives designated as hedging instruments under ASC 815-20(1)
Interest rate swaps	Other assets	$—	$—	Other long-term liabilities	$67,371	$65,768
Foreign currency forward contracts	Derivative financial instruments	93,996	—	Derivative financial instruments	320,873	17,619
Foreign currency forward contracts	Other assets	—	63,981	Other long-term liabilities	—	164,627
Foreign currency collar options	Derivative financial instruments	—	—	Derivative financial instruments	—	21,855
Fuel swaps	Derivative financial instruments	—	—	Derivative financial instruments	307,475	227,512
Fuel swaps	Other assets	—	—	Other long-term liabilities	325,055	270,254
Total derivatives designated as hedging instruments under ASC 815-20		93,996	63,981		1,020,774	767,635
Derivatives not designated as hedging instruments under ASC 815-20
Foreign currency forward contracts	Derivative Financial Instruments	32,339	—	Derivative financial instruments	—	—
Fuel swaps	Derivative financial instruments	8,239	—	Derivative financial instruments	23,518	—
Total derivatives not designated as hedging instruments under ASC 815-20		40,578	—		23,518	—
Total derivatives		$134,574	$63,981		$1,044,292	$767,635
___________________________________

(1)	Accounting Standard Codification 815-20 "Derivatives and Hedging."
The carrying value and line item caption of non-derivative instruments designated as hedging instruments recorded within our consolidated balance sheets were as follows:

		Carrying Value
Non-derivative instrument designated as hedging instrument under ASC 815-20	Balance Sheet Location	As of December 31, 2015	As of December 31, 2014
(In thousands)
Foreign currency debt	Long-term debt	$—	$168,718
		$—	$168,718
The effect of derivative instruments qualifying and designated as hedging instruments and the related hedged items in fair value hedges on the consolidated statements of comprehensive income (loss) were as follows:

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Location of Gain (Loss) Recognized in Income on Derivative and Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative		Amount of Gain (Loss) Recognized in Income on Hedged Item
Derivatives and related Hedged Items under ASC 815-20 Fair Value Hedging Relationships		Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2015	Year Ended December 31, 2014
(In thousands)
Interest rate swaps	Interest expense, net of interest capitalized	$11,276	$12,217	$15,743	$17,403
Interest rate swaps	Other income (expense)	10,779	42,530	(7,533)	(34,304)
		$22,055	$54,747	$8,210	$(16,901)
The effect of derivative instruments qualifying and designated as cash flow hedging instruments on the consolidated financial statements was as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness testing)
Derivatives under ASC 815-20 Cash Flow Hedging Relationships	Year Ended December 31, 2015	Year Ended December 31, 2014		Year Ended December 31, 2015	Year Ended December 31, 2014		Year Ended December 31, 2015	Year Ended December 31, 2014
(In thousands)
Cross currency swaps	$—	$—	Interest expense	$—	$(261)	Other income (expense)	$—	$—
Interest rate swaps	(52,602)	(113,116)	Interest expense	(36,401)	(15,264)	Other income (expense)	38	(99)
Foreign currency forward contracts	(141,470)	(246,627)	Depreciation and amortization expenses	(2,871)	(1,887)	Other income (expense)	—	(34)
Foreign currency forward contracts	—	—	Other income (expense)	7,580	(4,291)	Other income (expense)	—	—
Foreign currency forward contracts	—	—	Interest expense	—	(57)	Other income (expense)	—	—
Foreign currency collar options	(64,559)	(44,028)	Depreciation and amortization expenses	(1,605)	—	Other income (expense)	—	—
Fuel swaps	—	—	Other income (expense)	(9,583)	—	Other income (expense)	—	—
Fuel swaps	(439,040)	(515,324)	Fuel	(248,744)	(27,984)	Other income (expense)	(487)	(14,936)
	$(697,671)	$(919,095)		$(291,624)	$(49,744)		$(449)	$(15,069)

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effect of non-derivative instruments qualifying and designated as net investment hedging instruments on the consolidated financial statements was as follows:

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Location of Gain (Loss) in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Non-derivative instruments under ASC 815-20 Net Investment Hedging Relationships	Year Ended December 31, 2015	Year Ended December 31, 2014		Year Ended December 31, 2015	Year Ended December 31, 2014
(In thousands)
Foreign Currency Debt	$8,955	$25,382	Other income (expense)	$—	$—
	$8,955	$25,382		$—	$—
The effect of derivatives not designated as hedging instruments on the consolidated financial statements was as follows:

		Amount of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments under ASC 815-20	Location of Gain (Loss) Recognized in Income on Derivative	Year Ended December 31, 2015	Year Ended December 31, 2014
(In thousands)
Foreign currency forward contracts	Other income (expense)	$(55,489)	$(48,791)
Fuel swaps	Other income (expense)	(175)	(1,795)
		$(55,664)	$(50,586)
Credit Related Contingent Features
Our current interest rate derivative instruments may require us to post collateral if our Standard & Poor's and Moody's credit ratings remain below specified levels. Specifically, if on the fifth anniversary of entering into a derivative transaction or on any succeeding fifth-year anniversary our credit ratings for our senior unsecured debt were to be rated below BBB- by Standard & Poor's and Baa3 by Moody's, then each counterparty to such derivative transaction with whom we are in a net liability position that exceeds the applicable minimum call amount may demand that we post collateral in an amount equal to the net liability position. The amount of collateral required to be posted following such event will change each time our net liability position increases or decreases by more than the applicable minimum call amount. If our credit rating for our senior unsecured debt is subsequently equal to, or above BBB- by Standard & Poor's or Baa3 by Moody's, then any collateral posted at such time will be released to us and we will no longer be required to post collateral unless we meet the collateral trigger requirement at the next fifth-year anniversary. Currently, our senior unsecured debt credit rating is BB+ with a stable outlook by Standard & Poor's and Ba1 with a stable outlook by Moody's. We currently have seven interest rate derivative hedges that have a term of at least five years. The aggregate fair values of all derivative instruments with such credit-related contingent features in net liability positions as of December 31, 2015 and December 31, 2014 were $67.4 million and $65.8 million, respectively, which do not include the impact of any such derivatives in net asset positions. The earliest that any of the seven interest rate derivative hedges will reach their fifth anniversary is November 2016. Therefore, as of December 31, 2015, we were not required to post collateral for any of our derivative transactions.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Commitments and Contingencies
Capital Expenditures
Our future capital commitments consist primarily of new ship orders. As of December 31, 2015, we had three Quantum-class ships and two Oasis-class ships on order for our Royal Caribbean International brand with an aggregate capacity of approximately 23,350 berths. Additionally, we have two "Project Edge" ships on order for our Celebrity Cruises brand with an aggregate capacity of approximately 5,800 berths. The following provides further information on our ship orders:
During 2014, our conditional agreement with STX France to build the fourth Oasis-class ship for Royal Caribbean International became effective. We received commitments for the unsecured financing of the ship for up to 80% of the ship’s contract price through a facility to be guaranteed 100% by COFACE, the official export credit agency of France. The ship will have a capacity of approximately 5,450 berths and is expected to enter service in the second quarter of 2018. In January 2015, we entered into a financing arrangement for the US dollar financing of this ship. Through the financing arrangement, we have the right, but not the obligation, to satisfy the obligations to be incurred upon delivery and acceptance of the vessel under the shipbuilding contract by assuming, at delivery and acceptance, the debt indirectly incurred by the shipbuilder during the construction of the ship. The amount assumed under this arrangement is not to exceed the US dollar equivalent of €931.2 million, or approximately $1.0 billion, based on the exchange rate at December 31, 2015. The loan, if we were to elect assumption at the date of actual delivery, will amortize semi-annually and will mature 12 years following delivery of the ship. Interest on the loan will accrue at a fixed rate of 3.82% (inclusive of the applicable margin).

In 2015, we entered into agreements with Meyer Werft to build the fourth and fifth Quantum-class ships for Royal Caribbean International. We received commitments for the unsecured financing of the ships for up to 80% of each of the ship’s contract price. Hermes has agreed to guarantee to the lenders payment of 95% of the financing. The ships will each have a capacity of approximately 4,150 berths and is expected to enter service in the second quarter of 2019 and the fourth quarter of 2020, respectively.

In 2015, our conditional agreements with STX France to build two ships of a new generation of Celebrity Cruises ships, known as "Project Edge" became effective. We received commitments for the unsecured financing of the ships for up to 80% of the ship’s contract price through a facility to be guaranteed 100% by COFACE. The ships will each have a capacity of approximately 2,900 berths and are expected to enter service in the second half of 2018 and the first half of 2020, respectively.

In 2014, we entered into a credit agreement for the US dollar financing of a portion of the third Oasis-class ship. The credit agreement makes available to us an unsecured term loan in an amount up to the US dollar equivalent of €178.4 million, or approximately $193.9 million, based on the exchange rate at December 31, 2015. The loan amortizes semi-annually and will mature 12 years following delivery of the ship. At our election, prior to the ship delivery, interest on the loan will accrue either (1) at a fixed rate of 2.53% (inclusive of the applicable margin) or (2) at a floating rate equal to LIBOR plus 1.20%. In connection with this credit agreement, we amended the €892.2 million credit agreement, originally entered into in 2013 to finance the ship, reducing the maximum facility amount to approximately €713.8 million. Both of the facilities are 100% guaranteed by COFACE.
As of December 31, 2015, the aggregate cost of our ships on order, not including the TUI Cruises' ships on order, was approximately $7.8 billion, of which we had deposited $546.5 million as of such date. Approximately 58.2% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at December 31, 2015. (Refer to Note 14. Fair Value Measurements and Derivative Instruments).
Litigation
A class action complaint was filed in June 2011 against Royal Caribbean Cruises Ltd. in the United States District Court for the Southern District of Florida on behalf of a purported class of stateroom attendants employed onboard

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Royal Caribbean International cruise vessels. The complaint alleged that the stateroom attendants were required to pay other crew members to help with their duties and that certain stateroom attendants were required to work back of house assignments without the ability to earn gratuities, in each case in violation of the U.S. Seaman’s Wage Act. In May 2012, the district court granted our motion to dismiss the complaint on the basis that the applicable collective bargaining agreement requires any such claims to be arbitrated. The United States Court of Appeals, 11th Circuit, affirmed the district court’s dismissal and denied the plaintiffs’ petition for re-hearing and re-hearing en banc. In October 2014, the United States Supreme Court denied the plaintiffs’ request to review the order compelling arbitration. Subsequently, approximately 575 crew members submitted demands for arbitration. The demands make substantially the same allegations as in the federal court complaint and are similarly seeking damages, wage penalties and interest in an indeterminate amount. Unlike the federal court complaint, the demands for arbitration are being brought individually by each of the crew members and not on behalf of a purported class of stateroom attendants. In February 2016, we settled this matter as to all demanding crew members in exchange for our payment in the aggregate of an immaterial amount. The settlement is subject to finalization of all settlement documents.

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
Operating Leases
In July 2002, we entered into an operating lease denominated in British pound sterling for the Brilliance of the Seas. In December 2014, we terminated the leasing of Brilliance of the Seas and, as part of the agreement, purchased the ship for a net settlement purchase price of approximately £175.4 million or $275.4 million. Refer to Note 5. Property and Equipment for further discussion on the transaction. Prior to the purchase, the lease payments varied based on sterling LIBOR and were included in Other operating expenses in our consolidated statements of comprehensive income (loss). Brilliance of the Seas lease expense amounts were approximately £11.7 million and £12.3 million, or approximately $19.3 million and $19.1 million for the years ended December 31, 2014 and 2013, respectively.
We are obligated under other noncancelable operating leases primarily for offices, warehouses and motor vehicles. As of December 31, 2015, future minimum lease payments under noncancelable operating leases were as follows (in thousands):

Year
2016	$22,229
2017	18,774
2018	15,432
2019	12,323
2020	10,806
Thereafter	146,951
$226,515
Total expense for all operating leases amounted to $29.7 million, $52.0 million and $57.5 million for the years 2015, 2014 and 2013, respectively.
Other

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
At December 31, 2015, we have future commitments to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts as follows (in thousands):

Year
2016	$60,064
2017	60,964
2018	28,437
2019	100,048
2020	28,665
Thereafter	86,556
$364,734

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

The following are the profitability initiatives:

Consolidation of Global Sales, Marketing, General and Administrative Structure

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

One of our profitability initiatives related to restructuring and consolidation of our global sales, marketing and general and administrative structure. Activities related to this initiative include the consolidation of most of our call centers located outside of the United States and the establishment of brand dedicated sales, marketing and revenue management teams in key priority markets. This resulted in the elimination of approximately 500 shore-side positions in 2013, primarily from our international markets, resulting in the recognition of a liability for one-time termination benefits during the year ended December 31, 2013. Additionally, we incurred contract termination costs and other related costs consisting of legal and consulting fees to implement this initiative.

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

In connection with this initiative, we incurred approximately $7.4 million of other costs during 2014 that primarily consisted of call center transition costs and accelerated depreciation on lease hold improvements and were classified within Marketing, selling and administrative expenses and Depreciation and amortization expenses, respectively, in our consolidated statements of comprehensive income (loss). During 2014, we completed the restructuring activities related to this initiative.

Pullmantur Restructuring

Restructuring Exit Costs

In the fourth quarter of 2013, we moved forward with an initiative related to Pullmantur’s focus on its cruise business and its expansion in Latin America. Activities related to this initiative included the sale of Pullmantur's non-core businesses. This resulted in the elimination of approximately 100 Pullmantur shore-side positions and the recognition of a liability for one-time termination benefits during the fourth quarter of 2013. In the second quarter of 2014, we elected not to execute the dismissal of approximately 30 of the positions which resulted in a partial reversal of the liability. Additionally, we incurred contract termination costs and other related costs consisting of legal and consulting fees to implement this initiative.

As a result of these actions, we incurred restructuring exit costs of $3.2 million and $5.3 million for the years ended December 31, 2014 and December 31, 2013, respectively, which are reported in Restructuring and related impairment charges in our consolidated statements of comprehensive income (loss).

In connection with this initiative, we incurred approximately $8.9 million of other costs during 2014, associated with placing operating management closer to the Latin American market that was classified within Marketing, selling and administrative expenses in our consolidated statements of comprehensive income (loss). During 2014, we completed the restructuring activities related to this initiative.

Sale of Pullmantur Non-core Businesses

As part of our Pullmantur related initiatives, on March 31, 2014, Pullmantur sold the majority of its interest in its non-core businesses. These non-core businesses included Pullmantur’s land-based tour operations, travel agency and 49% interest in its air business. In connection with the sale agreement, we retained a 19% interest in each of the non-core businesses as well as 100% ownership of the aircraft which are being dry leased to Pullmantur Air. Consistent with our Pullmantur two-month lag reporting period, we reported the impact of the sale in the second quarter of 2014. Refer to Note 1. General for information on the basis on which we prepare our consolidated financial statements.

The sale resulted in a gain of $0.6 million recognized during the year ended December 31, 2014, inclusive of the release of cumulative translation adjustment losses, which is classified within Other operating expenses in our consolidated statements of comprehensive income (loss). As part of the sale, we agreed to maintain commercial and

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

bank guarantees on behalf of the buyer for a maximum period of twelve months and extended a term loan facility to Nautalia due June 30, 2016. We recorded the fair value of the guarantees and a loss reserve for the loan amount drawn, offsetting the gain recognized by $5.5 million. Refer to Note 13. Changes in Accumulated Other Comprehensive Income (Loss) for further information on the release of the foreign currency translation losses.

The non-core businesses met the accounting criteria to be classified as held for sale during the fourth quarter of 2013 which resulted in restructuring related impairment charges of $20.0 million in 2013 to adjust the carrying value of assets held for sale to their fair value, less cost to sell. Additionally, the fair value of Pullmantur's aircraft were determined to be less than their carrying value and a restructuring related impairment charge of $13.5 million was also recognized in earnings during the fourth quarter of 2013. These impairment charges were reported within Restructuring and related impairment charges in our consolidated statements of comprehensive income (loss). As of December 31, 2013, assets and liabilities held for sale were not material to our consolidated balance sheet and no longer exist as of December 31, 2014. The businesses did not meet the criteria for discontinued operations reporting as a result of our significant continuing involvement.

Note 17. Quarterly Selected Financial Data (Unaudited)

	(In thousands, except per share data)
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2015	2014	2015	2014	2015	2014	2015	2014
Total revenues(1)	$1,815,599	$1,887,224	$2,058,322	$1,980,043	$2,523,100	$2,388,762	$1,902,053	$1,817,826
Operating income(2)(3)	$105,682	$97,466	$261,297	$195,587	$258,005	$529,462	$249,918	$119,344
Net income(2)(3)(4)	$45,230	$26,457	$184,967	$137,673	$228,787	$490,248	$206,799	$109,768
Earnings per share:
Basic	$0.21	$0.12	$0.84	$0.62	$1.04	$2.20	$0.95	$0.50
Diluted	$0.20	$0.12	$0.84	$0.62	$1.03	$2.19	$0.94	$0.49
Dividends declared per share	$0.30	$0.25	$0.30	$0.25	$0.38	$0.30	$0.38	$0.30
___________________________________

(1)	Our revenues are seasonal based on the demand for cruises. Demand is strongest for cruises during the Northern Hemisphere's summer months and holidays.

(2)
Amounts for the third quarter of 2015 include an impairment charge of $411.3 million to write down Pullmantur's goodwill, trademarks and trade names and certain long-lived assets to their fair value. Amounts for the third quarter of 2014 include a loss of $17.4 million due to the sale of Celebrity Century.

(3)
Amounts for the third and fourth quarters of 2014 include an aggregate increase to operating income and net income of $16.3 million and $36.8 million, respectively, due to the change in our voyage proration methodology as of September 30, 2014. Refer to Note 2. Summary of Significant Accounting Policies for further information.

(4)
Amount for the third quarter of 2015 includes a tax benefit of $12.0 million related to the Pullmantur impairment. Amount for the fourth quarter of 2014 includes a $33.5 million tax benefit related to the reversal of a deferred tax asset valuation allowance due to Spanish tax reform. Refer to Note 12. Income Taxes for further information.