Form 10-Q
period 2016-03-31
ROYAL CARIBBEAN CRUISES LTD
filed 2016-04-29
CIK 884887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

There were 215,241,400 shares of common stock outstanding as of April 22, 2016.

ROYAL CARIBBEAN CRUISES LTD.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in thousands, except per share data)

	Quarter Ended March 31,
	2016	2015
Passenger ticket revenues	$1,378,167	$1,306,779
Onboard and other revenues	539,628	508,820
Total revenues	1,917,795	1,815,599
Cruise operating expenses:
Commissions, transportation and other	324,890	324,418
Onboard and other	103,654	116,239
Payroll and related	227,441	211,591
Food	121,510	119,786
Fuel	175,862	205,276
Other operating	288,221	245,307
Total cruise operating expenses	1,241,578	1,222,617
Marketing, selling and administrative expenses	302,021	286,832
Depreciation and amortization expenses	210,764	200,468
Restructuring charges	305	—
Operating Income	163,127	105,682
Other income (expense):
Interest income	2,720	3,737
Interest expense, net of interest capitalized	(65,446)	(70,159)
Other (expense) income (including a $21.7 million loss related to the 2016 elimination of the Pullmantur reporting lag)	(1,261)	5,970
	(63,987)	(60,452)
Net Income	$99,140	$45,230
Earnings per Share:
Basic	$0.46	$0.21
Diluted	$0.46	$0.20
Weighted-Average Shares Outstanding:
Basic	216,914	219,626
Diluted	217,869	220,842
Comprehensive Income
Net Income	$99,140	$45,230
Other comprehensive income (loss):
Foreign currency translation adjustments	6,648	(31,544)
Change in defined benefit plans	(3,512)	(1,493)
Gain (loss) on cash flow derivative hedges	2,737	(260,949)
Total other comprehensive income (loss)	5,873	(293,986)
Comprehensive Income (Loss)	$105,013	$(248,756)

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of
	March 31,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$117,360	$121,565
Trade and other receivables, net	253,303	238,972
Inventories	121,392	121,332
Prepaid expenses and other assets	279,707	220,579
Derivative financial instruments	120,524	134,574
Total current assets	892,286	837,022
Property and equipment, net	18,828,743	18,777,778
Goodwill	286,852	286,764
Other assets	955,532	880,479
	$20,963,413	$20,782,043
Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$895,490	$899,542
Accounts payable	371,854	302,072
Accrued interest	80,888	38,325
Accrued expenses and other liabilities	525,551	658,601
Derivative financial instruments	577,493	651,866
Customer deposits	1,946,668	1,742,286
Total current liabilities	4,397,944	4,292,692
Long-term debt	7,806,690	7,627,701
Other long-term liabilities	871,010	798,611
Commitments and contingencies (Note 6)
Shareholders’ equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 234,544,116 and 233,905,166 shares issued, March 31, 2016 and December 31, 2015, respectively)	2,345	2,339
Paid-in capital	3,298,515	3,297,619
Retained earnings	6,962,858	6,944,862
Accumulated other comprehensive loss	(1,322,560)	(1,328,433)
Treasury stock (18,697,703 and 15,911,971 common shares at cost, March 31, 2016 and December 31, 2015, respectively)	(1,053,389)	(853,348)
Total shareholders’ equity	7,887,769	8,063,039
	$20,963,413	$20,782,043
.

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
Operating Activities
Net income	$99,140	$45,230
Adjustments:
Depreciation and amortization	210,764	200,468
Net deferred income tax expense (benefit)	827	(520)
(Gain) loss on derivative instruments not designated as hedges	(14,455)	28,083
Changes in operating assets and liabilities:
Decrease in trade and other receivables, net	10,094	18,095
Decrease (increase) in inventories	274	(2,615)
Increase in prepaid expenses and other assets	(50,524)	(67,772)
Increase in accounts payable	68,515	9,341
Increase in accrued interest	42,564	28,774
Decrease in accrued expenses and other liabilities	(53,108)	(53,681)
Increase in customer deposits	178,316	208,423
Other, net	(14,511)	12,601
Net cash provided by operating activities	477,896	426,427
Investing Activities
Purchases of property and equipment	(249,840)	(304,644)
Cash received (paid) on settlement of derivative financial instruments	13,101	(45,182)
Investments in and loans to unconsolidated affiliates	—	(54,250)
Cash received on loans to unconsolidated affiliates	7,104	8,280
Other, net	(7,111)	(3,780)
Net cash used in investing activities	(236,746)	(399,576)
Financing Activities
Debt proceeds	1,519,000	749,800
Debt issuance costs	(22,566)	(16,493)
Repayments of debt	(1,382,270)	(587,111)
Purchases of treasury stock	(200,040)	—
Dividends paid	(162,890)	(131,745)
Proceeds from exercise of common stock options	1,345	4,615
Other, net	659	587
Net cash (used in) provided by financing activities	(246,762)	19,653
Effect of exchange rate changes on cash	1,407	(6,040)
Net (decrease) increase in cash and cash equivalents	(4,205)	40,464
Cash and cash equivalents at beginning of period	121,565	189,241
Cash and cash equivalents at end of period	$117,360	$229,705
Supplemental Disclosure
Cash paid during the period for:
Interest, net of amount capitalized	$18,670	$33,664

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As used in this Quarterly Report on Form 10-Q, the terms “Royal Caribbean,” the “Company,” “we,” “our” and “us” refer to Royal Caribbean Cruises Ltd. and, depending on the context, Royal Caribbean Cruises Ltd.’s consolidated subsidiaries and/or affiliates. The terms “Royal Caribbean International,” “Celebrity Cruises,” “Pullmantur,” “Azamara Club Cruises,” “CDF Croisières de France” and “TUI Cruises” refer to our cruise brands. However, because TUI Cruises is an unconsolidated investment, our operating results and other disclosures herein do not include TUI Cruises unless otherwise specified.  In accordance with cruise vacation industry practice, the term “berths” is determined based on double occupancy per cabin even though many cabins can accommodate three or more passengers. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015, including the audited consolidated financial statements and related notes included therein.

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

Basis for Preparation of Consolidated Financial Statements

The unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Estimates are required for the preparation of financial statements in accordance with these principles. Actual results could differ from these estimates. Refer to Note 2. Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of our significant accounting policies.

All significant intercompany accounts and transactions are eliminated in consolidation. We consolidate entities over which we have control, usually evidenced by a direct ownership interest of greater than 50%, and variable interest entities where we are determined to be the primary beneficiary. Refer to Note 4. Other Assets for further information regarding our variable interest entities. For affiliates we do not control but over which we have significant influence on financial and operating policies, usually evidenced by a direct ownership interest from 20% to 50%, the investment is accounted for using the equity method.

Prior to January 1, 2016, we consolidated the operating results of Pullmantur and CDF Croisières de France on a two-month reporting lag to allow for more timely preparation of our consolidated financial statements. Effective January 1, 2016, we eliminated the two-month reporting lag to reflect Pullmantur's and CDF Croisières de France's financial position, results of operations and cash flows concurrently and consistently with the fiscal calendar of the Company ("elimination of the Pullmantur reporting lag"). The elimination of the Pullmantur reporting lag represents a change in accounting principle which we believe to be preferable because it provides more current information to the users of our financial statements. A change in accounting principle requires retrospective application, if material. The impact of the elimination of the reporting lag was immaterial to prior periods and is expected to be immaterial for our fiscal year ended December 31, 2016. As a result, we have accounted for this change in accounting principle in our consolidated results for the first quarter of 2016. Accordingly, the results of Pullmantur and CDF Croisières de France for November and December 2015, in addition to the three months ended March 31, 2016, are included in our statement of comprehensive income (loss) for the quarter ended March 31, 2016. The effect of this change was a decrease to net income of $21.7 million and this amount is reported within Other (expense) income in our consolidated statements of comprehensive income (loss) for the quarter ended March 31, 2016.

Note 2. Summary of Significant Accounting Policies

Recent Accounting Pronouncements

In May 2014, amended GAAP guidance was issued to clarify the principles used to recognize revenue for all entities. The guidance is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not comprehensively addressed in the prior accounting guidance. Additionally, in March 2016, amended GAAP guidance was issued clarifying the implementation guidance on principal versus agent considerations. Also under the revenue recognition guidance, in April 2016, amended GAAP guidance was issued to improve the accounting of revenue from contracts with customers. The amendments clarify the guidance associated with identifying performance obligations and licensing. The revenue recognition guidance discussed above must be applied using one of two retrospective application methods and will be effective for our annual reporting period beginning after December 15, 2017, including interim periods therein. Early adoption is permitted for our annual reporting period beginning after December 15, 2016, including interim periods therein. We are currently evaluating the impact, if any, of the adoption of the revenue recognition guidance to our consolidated financial statements.

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
In January 2016, amended GAAP guidance was issued to address certain aspects of recognition, measurement, presentation and disclosure of financial instruments.  The amendments primarily impact the accounting for certain equity investments, the accounting for financial liabilities subject to the fair value option and the presentation and disclosure requirements for financial instruments. The guidance will be effective for financial statements issued for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted for financial statements of fiscal years and interim periods that have not yet been issued or that have not yet been made available for issuance as of the beginning of the fiscal year of adoption.  The adoption of this newly issued guidance is not expected to have a material impact to our consolidated financial statements.

In February 2016, amended GAAP guidance was issued to increase the transparency and comparability of lease accounting among organizations. For leases with a term greater than 12 months, the amendments require the lease rights and obligations arising from the leasing arrangements, including operating leases, to be recognized as assets and liabilities on the balance sheet. The amendments also expand the required disclosures surrounding leasing arrangements. The guidance must be applied using a retrospective application method and will be effective for financial statements issued for fiscal years beginning after December 15, 2018 and interim periods within those years. Early adoption is permitted. We are currently evaluating the impact of the adoption of this newly issued guidance to our consolidated financial statements.

In March 2016, amended GAAP guidance was issued addressing the effect of derivative contract novations on existing hedge accounting relationships. The amendments clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The guidance must be applied using a prospective or modified retrospective application method and will be effective for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of this newly issued guidance is not expected to have a material impact to our consolidated financial statements.

In March 2016, amended GAAP guidance was issued addressing contingent put and call options in debt instruments. The amendments clarify the requirements for assessing whether contingent call and put options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts, or whether the embedded call and put options should be bifurcated from the related debt instrument and accounted for separately as a derivative. The guidance must be applied using a modified retrospective approach and will be effective for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact, if any, of the adoption of this newly issued guidance to our consolidated financial statements.

In March 2016, amended GAAP guidance was issued to simplify the transition to the equity method of accounting. The amendments eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations and retained earnings retroactively on a step-by step basis as if the equity method had been in effect during all previous periods that the investment had been held. The guidance must be applied prospectively and will be effective for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact, if any, of the adoption of this newly issued guidance to our consolidated financial statements.

In March 2016, amended GAAP guidance was issued to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance will be effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact of the adoption of this newly issued guidance to our consolidated financial statements.

Other

Revenues and expenses include port costs that vary with guest head counts. The amounts of such port costs included in Passenger ticket revenues on a gross basis were $144.4 million and $127.1 million for the first quarters of 2016 and 2015, respectively.

Reclassifications

On January 1, 2016, we adopted ASC 835, Presentation of Debt Issuance Costs ("ASC 835"), using the retrospective approach. Due to the adoption of ASC 835, $139.8 million of debt issuance costs have been reclassified in the consolidated balance sheet, as of December 31, 2015, from Other assets to either Current portion of long-term debt or Long-term debt in order to conform to the current year presentation.

Note 3. Earnings Per Share

A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Quarter Ended March 31,
	2016	2015
Net income for basic and diluted earnings per share	$99,140	$45,230
Weighted-average common shares outstanding	216,914	219,626
Dilutive effect of stock options, performance share awards and restricted stock awards	955	1,216
Diluted weighted-average shares outstanding	217,869	220,842
Basic earnings per share	$0.46	$0.21
Diluted earnings per share	$0.46	$0.20

There were no antidilutive shares for the quarters ended March 31, 2016 and March 31, 2015, respectively.

Note 4. Other Assets

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

We have determined that TUI Cruises GmbH, our 50%-owned joint venture, which operates the brand TUI Cruises, is a VIE. As of March 31, 2016 and December 31, 2015, our equity investment in TUI Cruises was approximately $306.5 million and $293.8 million, respectively. This amount was included within Other assets in our consolidated balance sheets. In addition, we and TUI AG, our joint venture partner, have each guaranteed the repayment of 50% of a bank loan. As of March 31, 2016, the outstanding principal amount of the loan was €132.1 million, or approximately $150.6 million based on the exchange rate at March 31, 2016. While this loan matures May 2022, the lenders have agreed to release each shareholder's guarantee in 2018. The loan amortizes quarterly and is secured by first mortgages on the Mein Schiff 1 and Mein Schiff 2 vessels. Based on current facts and circumstances, we do not believe potential obligations under our guarantee of this bank loan are probable.

In April 2016, we completed the previously announced sale of Splendour of the Seas to TUI Cruises for €188 million, or $213 million. Concurrently with the acquisition, TUI Cruises leased the ship to Thomson Cruises, a subsidiary of TUI Group, who will operate the ship. In connection with the sale, we provided TUI Cruises with seller's financing to be repaid to us over 10 years. The resulting term loan is 50% guaranteed by TUI AG and is secured by a first priority mortgage on the ship. Interest accrues at the rate of 6.25% per annum. The sale resulted in an immaterial gain.

Our investment amount, outstanding term loan and the potential obligations under the bank loan guarantee are substantially our maximum exposure to loss in connection with our investment in TUI Cruises. We have determined that we are not the primary beneficiary of TUI Cruises. We believe that the power to direct the activities that most significantly impact TUI Cruises’ economic performance are shared between ourselves and TUI AG. All the significant operating and financial decisions of TUI Cruises require the consent of both parties, which we believe creates shared power over TUI Cruises. Accordingly, we do not consolidate this entity and account for this investment under the equity method of accounting.

As of March 31, 2016, TUI Cruises has four newbuild ships on order scheduled to be delivered in each of 2016, 2017, 2018 and 2019. TUI Cruises has in place agreements for the secured financing of each of the ships on order for up to 80% of the contract price. Finnvera, the official export credit agency of Finland, has agreed to guarantee to the lenders payment of 95% of each financing. The remaining portion of the contract price of the ships is expected to be funded through an existing €150.0 million bank facility and TUI Cruises’ cash flows from operations. The various ship construction and financing agreements include certain restrictions on each of our and TUI AG’s ability to reduce our current ownership interest in TUI Cruises below 37.55% through 2021.

We have determined that Grand Bahama Shipyard Ltd. (“Grand Bahama”), a ship repair and maintenance facility in which we have a 40% noncontrolling interest, is a VIE. The facility serves cruise and cargo ships, oil and gas tankers and offshore units.  We utilize this facility, among other ship repair facilities, for our regularly scheduled drydocks and certain emergency repairs as may be required. During the quarter ended March 31, 2016, we made payments of $21.1 million to Grand Bahama for ship repair and maintenance services. We have determined that we are not the primary beneficiary of this facility as we do not have the power to direct the activities that most significantly impact the facility’s economic performance. Accordingly, we do not consolidate this entity and we account for this investment under the equity method of accounting. As of March 31, 2016, the net book value of our investment in Grand Bahama was approximately $49.0 million, consisting of $17.5 million in equity and a loan of $31.5 million. As of December 31, 2015, the net book value of our investment in Grand Bahama was approximately $51.2 million, consisting of $12.6 million in equity and a loan of $38.6 million. These amounts represent our maximum exposure to loss related to our investment in Grand Bahama. Our debt agreement with Grand Bahama was amended during the quarter ended March 31, 2016 to extend the maturity by 10 years and increase the applicable interest rate to the lower of (i) LIBOR plus 3.50% and (ii) 5.5%. Interest payable on the loan is due on a semi-annual basis. We will continue to classify the loan, as modified, as non-accrual status. The loan balance is included within Other assets in our consolidated balance sheets. During the quarter ended March 31, 2016, we received principal payments of approximately $7.1 million. We monitor credit risk associated with the loan through our participation on Grand Bahama’s board of directors along with our review of Grand Bahama’s financial statements and projected cash flows. Based on this review, we believe the risk of loss associated with the outstanding loan is not probable as of March 31, 2016.

We have determined that Skysea Holding International Ltd. ("Skysea Holding"), in which we have a 35% noncontrolling interest, is a VIE for which we are not the primary beneficiary, as we do not have the power to direct the activities that most significantly impact the entity's economic performance. Accordingly, we do not consolidate this entity and we account for this investment under the equity method of accounting. In December 2014, we and Ctrip.com International Ltd, which also owns 35% of Skysea Holding, each provided a debt facility to a wholly owned subsidiary of Skysea Holding in the amount of $80.0 million. Interest under these facilities, which mature in January 2030, initially accrues at a rate of 3.0% per annum with an increase of at least 0.5% every two years through maturity. The facilities, which are pari passu to each other, are each 100% guaranteed by Skysea Holding and are secured by first priority mortgages on the ship, Golden Era. As of March 31, 2016 and December 31, 2015, our investment in Skysea Holding and its subsidiaries, including equity and loans, was approximately $96.9 million and $99.8 million, respectively. These amounts were included within Other assets in our consolidated balance sheets and represent our maximum exposure to loss related to our investment in Skysea Holding.

Our share of income from investments accounted for under the equity method of accounting, including the entities discussed above, was $21.0 million and $9.2 million for the quarters ended March 31, 2016 and March 31, 2015, respectively, and was recorded within Other (expense) income. We received $0.8 million and $1.2 million of dividends from our equity method investees for the quarters ended March 31, 2016 and March 31, 2015, respectively. We also provide ship management and procurement services to TUI Cruises GmbH and Skysea Holding and recorded $4.4 million and $5.7 million in revenues and $3.5 million and $3.2 million in expenses for these services during the quarters ended March 31, 2016 and March 31, 2015, respectively. These amounts were recorded within Onboard and other revenues and Other operating expenses, respectively.

.
Note 5. Long-Term Debt

In February 2016, we amended our unsecured term loans for Oasis of the Seas and Allure of the Seas to reduce the margins on those facilities and incorporate certain covenant improvements included in our more recent credit facilities. The interest rate on both the $420.0 million floating rate tranche of the Oasis of the Seas term loan and the $1.1 billion Allure of the Seas term loan was reduced from LIBOR plus 1.85% to LIBOR plus 1.65%. These amendments did not result in the extinguishment of debt.

In February 2016, we agreed with the lenders on our €365.0 million unsecured term loan due 2017 to convert €247.5 million, or $273.2 million, of the outstanding principal balance from Euro to US dollars. Interest on the new US dollar tranche accrues at a floating rate based on LIBOR plus the applicable margin. The balance of the facility of €117.5 million will remain outstanding in Euro and will continue to accrue interest at a floating rate based on EURIBOR plus the applicable margin. The applicable margin varies with our debt rating and was 1.75% as of March 31, 2016. The amendment did not result in the extinguishment of debt.

In April 2016, we took delivery of Ovation of the Seas. To finance the purchase, we borrowed $841.8 million under a previously committed unsecured term loan which is 95% guaranteed by Euler Hermes Deutschland AG ("Hermes"), the official export credit agency of Germany. The loan amortizes semi-annually over 12 years and bears interest at LIBOR plus a margin of 1.00%, currently totaling 1.91%. During 2015, we entered into forward-starting interest rate swap agreements which effectively converted $830.0 million of the loan from the floating rate available to us per the credit agreement to a fixed rate, including the applicable margin, of 3.16% effective from April 2016 through the term of the loan. See Note 9. Fair Value Measurements and Derivative Instruments for further information regarding these agreements.

In April 2016, we entered into and drew in full on a credit agreement which provides an unsecured term loan in the amount of $200 million. The loan is due and payable at maturity in April 2017. Interest on the loan accrues at a floating rate based on LIBOR plus a margin of 1.30%, currently totaling 1.74%. The proceeds from this loan were used to repay amounts outstanding under our unsecured revolving credit facilities.

Note 6. Commitments and Contingencies

As of March 31, 2016, the aggregate cost of our ships on order, not including the TUI Cruises' ships on order, was approximately $8.0 billion, of which we had deposited $554.1 million as of such date. Approximately 58.0% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at March 31, 2016. Refer to Note 9. Fair Value Measurements and Derivative Instruments for further information.

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

Other

If any person acquires ownership of more than 50% of our common stock or, subject to certain exceptions, during any 24-month period, a majority of the Board is no longer comprised of individuals who were members of the Board on the first day of such period, we may be obligated to prepay indebtedness outstanding under our credit facilities, which we may be unable to replace on similar terms. Our public debt securities also contain change of control provisions that would be triggered by a third-party acquisition of greater than 50% of our common stock coupled with a ratings downgrade. If this were to occur, it would have an adverse impact on our liquidity and operations.

Note 7. Shareholders’ Equity

During the first quarter of 2016, we declared and paid a cash dividend on our common stock of $0.375 per share. During the first quarter of 2016, we also paid a cash dividend on our common stock of $0.375 per share which was declared during the fourth quarter of 2015.

During the first quarter of 2015, we declared and paid a cash dividend on our common stock of $0.30 per share. During the first quarter of 2015, we also paid a cash dividend on our common stock of $0.30 per share which was declared during the fourth quarter of 2014.

In October 2015, our board of directors authorized a common stock repurchase program for up to $500 million. The timing and number of shares purchased depend on a variety of factors including price and market conditions. During the first quarter of 2016, we purchased 2.8 million shares for a total of $200.0 million in open market transactions that were recorded within Treasury stock in our consolidated balance sheet. During April 2016, we purchased an additional 0.6 million shares for a total of $50.0 million in open market transactions. Following these repurchases, as well as the $200.0 million repurchase in the fourth quarter of 2015, we have $50 million that remains available for future stock repurchase transactions under our Board approved program. Future stock repurchase transactions could include open market purchases or accelerated share repurchases. We expect to complete the program by the end of 2016.

Note 8. Changes in Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) by component for the quarters ended March 31, 2016 and 2015 (in thousands):

	Accumulated Other Comprehensive Income (Loss) for the Quarter Ended March 31, 2016				Accumulated Other Comprehensive Income (Loss) for the Quarter Ended March 31, 2015
	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated comprehensive loss at beginning of the year	$(1,232,073)	$(26,447)	$(69,913)	$(1,328,433)	$(826,026)	$(31,207)	$(39,761)	$(896,994)
Other comprehensive (loss) income before reclassifications	(99,659)	(3,797)	6,648	(96,808)	(322,383)	(2,056)	(31,544)	(355,983)
Amounts reclassified from accumulated other comprehensive loss	102,396	285	—	102,681	61,434	563	—	61,997
Net current-period other comprehensive income (loss)	2,737	(3,512)	6,648	5,873	(260,949)	(1,493)	(31,544)	(293,986)
Ending balance	$(1,229,336)	$(29,959)	$(63,265)	$(1,322,560)	$(1,086,975)	$(32,700)	$(71,305)	$(1,190,980)

The following table presents reclassifications out of accumulated other comprehensive income (loss) for the quarters ended March 31, 2016 and 2015 (in thousands):

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
Details About Accumulated Other Comprehensive Income (Loss) Components	Quarter Ended March 31, 2016	Quarter Ended March 31, 2015	Affected Line Item in Statements of Comprehensive Income (Loss)
Loss on cash flow derivative hedges:
Interest rate swaps	$(9,128)	$(6,786)	Interest expense, net of interest capitalized
Foreign currency forward contracts	(718)	(718)	Depreciation and amortization expenses
Foreign currency forward contracts	6,087	(238)	Other (expense) income
Foreign currency collar options	(602)	—	Depreciation and amortization expenses
Fuel swaps	(7,335)	—	Other (expense) income
Fuel swaps	(90,700)	(53,692)	Fuel
	(102,396)	(61,434)
Amortization of defined benefit plans:
Actuarial loss	(285)	(354)	Payroll and related
Prior service costs	—	(209)	Payroll and related
	(285)	(563)
Total reclassifications for the period	$(102,681)	$(61,997)

Note 9. Fair Value Measurements and Derivative Instruments

Fair Value Measurements

The estimated fair value of our financial instruments that are not measured at fair value, categorized based upon the fair value hierarchy, are as follows (in thousands):

	Fair Value Measurements at March 31, 2016 Using					Fair Value Measurements at December 31, 2015 Using
Description	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Cash and cash equivalents(4)	$117,360	$117,360	$117,360	$—	$—	$121,565	$121,565	$121,565	$—	$—
Total Assets	$117,360	$117,360	$117,360	$—	$—	$121,565	$121,565	$121,565	$—	$—
Liabilities:
Long-term debt (including current portion of long-term debt)(5)	$8,655,603	$9,039,755	$1,546,938	$7,492,817	$—	$8,478,473	$8,895,009	$1,536,629	$7,358,380	$—
Total Liabilities	$8,655,603	$9,039,755	$1,546,938	$7,492,817	$—	$8,478,473	$8,895,009	$1,536,629	$7,358,380	$—

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
(3) Inputs that are unobservable. The Company did not use any Level 3 inputs as of March 31, 2016 and December 31, 2015.
(4) Consists of cash and marketable securities with original maturities of less than 90 days.
(5) Consists of unsecured revolving credit facilities, senior notes, senior debentures and term loans. Does not include our capital lease obligations.

Other Financial Instruments

The carrying amounts of accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value at March 31, 2016 and December 31, 2015.

Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2016 Using				Fair Value Measurements at December 31, 2015 Using
Description	Total	Level 1(1)	Level 2(2)	Level 3(3)	Total	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Derivative financial instruments(4)	$137,463	$—	$137,463	$—	$134,574	$—	$134,574	$—
Investments(5)	$3,804	3,804	—	—	$3,965	3,965	—	—
Total Assets	$141,267	$3,804	$137,463	$—	$138,539	$3,965	$134,574	$—
Liabilities:
Derivative financial instruments(6)	$1,017,967	$—	$1,017,967	$—	$1,044,292	$—	$1,044,292	$—
Total Liabilities	$1,017,967	$—	$1,017,967	$—	$1,044,292	$—	$1,044,292	$—

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
(3) Inputs that are unobservable. The Company did not use any Level 3 inputs as of March 31, 2016 and December 31, 2015.
(4) Consists of foreign currency forward contracts, interest rate swaps and fuel swaps. Please refer to the “Fair Value of Derivative Instruments” table for breakdown by instrument type.
(5) Consists of exchange-traded equity securities and mutual funds reported within Other assets in our consolidated balance sheets.
(6) Consists of foreign currency forward contracts, interest rate swaps and fuel swaps. Please refer to the “Fair Value of Derivative Instruments” table for breakdown by instrument type.

The reported fair values are based on a variety of factors and assumptions. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of March 31, 2016 or December 31, 2015, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.

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

As of March 31, 2016 and December 31, 2015, no cash collateral was received or pledged under our ISDA agreements. See Credit Related Contingent Features for further discussion on contingent collateral requirements for our derivative instruments.

The following table presents information about the Company’s offsetting of financial assets under master netting agreements with derivative counterparties:

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of March 31, 2016				As of December 31, 2015
	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Received	Net Amount of Derivative Assets
(In thousands)
Derivatives subject to master netting agreements	$137,463	$(137,463)	$—	$—	$134,574	$(129,815)	$—	$4,759
Total	$137,463	$(137,463)	$—	$—	$134,574	$(129,815)	$—	$4,759

The following table presents information about the Company’s offsetting of financial liabilities under master netting agreements with derivative counterparties:

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of March 31, 2016				As of December 31, 2015
	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Pledged	Net Amount of Derivative Liabilities
(In thousands)
Derivatives subject to master netting agreements	$(1,017,967)	$137,463	$—	$(880,504)	$(1,044,292)	$129,815	$—	$(914,477)
Total	$(1,017,967)	$137,463	$—	$(880,504)	$(1,044,292)	$129,815	$—	$(914,477)

Concentrations of Credit Risk

We monitor our credit risk associated with financial and other institutions with which we conduct significant business and, to minimize these risks, we select counterparties with credit risks acceptable to us and we seek to limit our exposure to an individual counterparty. Credit risk, including but not limited to counterparty nonperformance under derivative instruments, our credit facilities and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions, insurance companies and export credit agencies many of which we have long-term relationships with and which have credit risks acceptable to us or where the credit risk is spread out among a large number of counterparties. As of March 31, 2016, we did not have any exposure under our derivative instruments. As of December 31, 2015, we had counterparty credit risk exposure under our derivative instruments of approximately $4.8 million, which was limited to the cost of replacing the contracts in the event of non-performance by the counterparties to the contracts, all of which are currently our lending banks. We do not anticipate nonperformance by any of our significant counterparties. In addition, we have established guidelines we follow regarding credit ratings and instrument maturities to maintain safety and liquidity. We do not normally require collateral or other security to support credit relationships; however, in certain circumstances this option is available to us.

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

On an ongoing basis, we assess whether derivatives used in hedging transactions are “highly effective” in offsetting changes in the fair value or cash flow of hedged items. We use the long-haul method to assess hedge effectiveness using regression analysis for each hedge relationship under our interest rate, foreign currency and fuel hedging programs. We apply the same methodology on a consistent basis for assessing hedge effectiveness to all hedges within each hedging program (i.e. interest rate, foreign currency and fuel). We perform regression analyses over an observation period of up to three years, utilizing market data relevant to the hedge horizon of each hedge relationship. High effectiveness is achieved when a statistically valid relationship reflects a high degree of offset and correlation between the changes in the fair values of the derivative instrument and the hedged item. The determination of ineffectiveness is based on the amount of dollar offset between the change in fair value of the derivative instrument and the change in fair value of the hedged item at the end of the reporting period. If it is determined that a derivative is not highly effective as a hedge or hedge accounting is discontinued, any change in fair value of the derivative since the last date at which it was determined to be effective is recognized in earnings. In addition, the ineffective portion of our highly effective hedges is immediately recognized in earnings and reported in Other (expense) income in our consolidated statements of comprehensive income (loss).

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our long-term debt obligations including future interest payments. At March 31, 2016 and December 31, 2015, approximately 31% of our long-term debt was effectively fixed. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense.

Market risk associated with our long-term fixed rate debt is the potential increase in fair value resulting from a decrease in interest rates. We use interest rate swap agreements that effectively convert a portion of our fixed-rate debt to a floating-rate basis to manage this risk. At March 31, 2016 and December 31, 2015, we maintained interest rate swap agreements on the $420.0 million fixed rate portion of our Oasis of the Seas unsecured amortizing term loan and on the $650.0 million unsecured senior notes due 2022. The interest rate swap agreements on Oasis of the Seas debt effectively changed the interest rate on the balance of the unsecured term loan, which was $210.0 million as of March 31, 2016, from a fixed rate of 5.41% to a LIBOR-based floating rate equal to LIBOR plus 3.87%, currently approximately 4.40%. The interest rate swap agreements on the $650.0 million unsecured senior notes effectively changed the interest rate of the unsecured senior notes from a fixed rate of 5.25% to a LIBOR-based floating rate equal to LIBOR plus 3.63%, currently approximately 4.25%. These interest rate swap agreements are accounted for as fair value hedges.

Market risk associated with our long-term floating rate debt is the potential increase in interest expense from an increase in interest rates. We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage this risk. At March 31, 2016 and December 31, 2015, we maintained forward-starting interest rate swap agreements that hedge the anticipated unsecured Euro amortizing term loan that will finance a portion of our purchase of Harmony of the Seas. Forward-starting interest rate swaps hedging the Harmony of the Seas loan will effectively convert the interest rate for €693.4 million, or approximately $790.1 million based on the exchange rate at March 31, 2016, of the anticipated loan balance from EURIBOR plus 1.15% to a fixed rate of 2.26% (inclusive of margin) beginning in May 2016. In addition, at March 31, 2016 and December 31, 2015, we maintained forward-starting interest rate swap agreements that hedge the anticipated unsecured amortizing term loan that will finance our purchase of Ovation of the Seas. Forward-starting interest rate swaps hedging the Ovation of the Seas loan will effectively convert the interest rate for $830.0 million of the anticipated loan balance from LIBOR plus 1.00% to a fixed rate of 3.16% (inclusive of margin) beginning in April 2016. These interest rate swap agreements are accounted for as cash flow hedges.

In addition, at March 31, 2016 and December 31, 2015, we maintained interest rate swap agreements on our Celebrity Reflection term loan. Our interest rate swap agreements effectively converted the interest rate on a portion of the Celebrity Reflection unsecured amortizing term loan balance of approximately $490.9 million from LIBOR plus 0.40% to a fixed rate (including applicable margin) of 2.85% through the term of the loan. Additionally, at March 31, 2016 and December 31, 2015, we maintained interest rate swap agreements on our Quantum of the Seas term loan. Our interest rate swap agreements effectively converted the interest rate on a portion of the Quantum of the Seas unsecured amortizing term loan balance of approximately $673.8 million from LIBOR plus 1.30% to a fixed rate of 3.74% (inclusive of margin) through the term of the loan. Furthermore, at March 31, 2016 and December 31, 2015, we maintained interest rate swap agreements on our Anthem of the Seas term loan. Our interest rate swap agreements effectively converted the interest rate on a portion of the Anthem of the Seas unsecured amortizing term loan balance of approximately $694.8 million from LIBOR plus 1.30% to a fixed rate of 3.86% (inclusive of margin) through the term of the loan. These interest rate swap agreements are accounted for as cash flow hedges.

The notional amount of interest rate swap agreements related to outstanding debt and on our current unfunded financing arrangements as of March 31, 2016 and December 31, 2015 was $4.3 billion.

Foreign Currency Exchange Rate Risk

Derivative Instruments

Our primary exposure to foreign currency exchange rate risk relates to our ship construction contracts denominated in Euros, our foreign currency denominated debt and our international business operations. We enter into foreign currency forward contracts, collar options and cross currency swap agreements to manage portions of the exposure to movements in foreign currency exchange rates. As of March 31, 2016, the aggregate cost of our ships on order, not including the TUI Cruises' ships on order, was approximately $8.0 billion, of which we had deposited $554.1 million as of such date. At March 31, 2016 and December 31, 2015, approximately 58% of the aggregate cost of the ships under construction was exposed to fluctuations in the Euro exchange rate. The majority of our foreign currency forward contracts, collar options and cross currency swap agreements are accounted for as cash flow, fair value or net investment hedges depending on the designation of the related hedge.

On a regular basis, we enter into foreign currency forward contracts and, from time to time, we utilize cross-currency swap agreements to minimize the volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than our functional currency or the functional currencies of our foreign subsidiaries. During the first quarter of 2016, we maintained an average of approximately $516.2 million of these foreign currency forward contracts. These instruments are not designated as hedging instruments. Changes in the fair value of the foreign currency forward contracts resulted in a gain (loss), of approximately $15.4 million and $(28.1) million during the quarters ended March 31, 2016 and March 31, 2015, respectively, that were recognized in earnings within Other (expense) income in our consolidated statements of comprehensive income (loss).

We consider our investments in our foreign operations to be denominated in relatively stable currencies and of a long-term nature. As of March 31, 2016, we maintained foreign currency forward contracts and designated them as hedges of a portion of our net investment in TUI cruises of €272.0 million, or approximately $309.9 million based on the exchange rate at March 31, 2016. These forward currency contracts mature in April 2016.

The notional amount of outstanding foreign exchange contracts including our forward contracts as of March 31, 2016 and December 31, 2015 was $3.6 billion and $2.4 billion, respectively.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates primarily to the consumption of fuel on our ships. We use fuel swap agreements to mitigate the financial impact of fluctuations in fuel prices.

Our fuel swap agreements are accounted for as cash flow hedges. At March 31, 2016, we have hedged the variability in future cash flows for certain forecasted fuel transactions occurring through 2020. As of March 31, 2016 and December 31, 2015, we had the following outstanding fuel swap agreements:

	Fuel Swap Agreements
	As of March 31, 2016	As of December 31, 2015
	(metric tons)
2016	692,000	930,000
2017	854,000	854,000
2018	583,000	583,000
2019	308,000	231,000
2020	79,000	—

	Fuel Swap Agreements
	As of March 31, 2016	As of December 31, 2015
	(% hedged)
Projected fuel purchases:
2016	65%	65%
2017	60%	59%
2018	40%	40%
2019	20%	15%
2020	5%	—

At March 31, 2016 and December 31, 2015, $294.7 million and $321.0 million, respectively, of estimated unrealized net loss associated with our cash flow hedges pertaining to fuel swap agreements were expected to be reclassified to earnings from Accumulated other comprehensive loss within the next twelve months. Reclassification is expected to occur as the result of fuel consumption associated with our hedged forecasted fuel purchases.

The fair value and line item caption of derivative instruments recorded within our consolidated balance sheets were as follows:

	Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of March 31, 2016	As of December 31, 2015	Balance Sheet Location	As of March 31, 2016	As of December 31, 2015
		Fair Value	Fair Value		Fair Value	Fair Value
(In thousands)
Derivatives designated as hedging instruments under ASC 815-20(1)
Interest rate swaps	Other assets	$13,046	$—	Other long-term liabilities	$139,805	$67,371
Foreign currency forward contracts	Derivative financial instruments	78,179	93,996	Derivative financial instruments	139,456	320,873
Fuel swaps	Derivative financial instruments	—	—	Derivative financial instruments	284,336	307,475
Fuel swaps	Other assets	3,893	—	Other long-term liabilities	300,669	325,055
Total derivatives designated as hedging instruments under 815-20		95,118	93,996		864,266	1,020,774
Derivatives not designated as hedging instruments under ASC 815-20
Foreign currency forward contracts	Derivative financial instruments	$33,779	$32,339	Derivative financial instruments	$129,817	$—
Fuel swaps	Derivative financial instruments	8,566	8,239	Derivative financial instruments	23,884	23,518
Total derivatives not designated as hedging instruments under 815-20		42,345	40,578		153,701	23,518
Total derivatives		$137,463	$134,574		$1,017,967	$1,044,292

(1) Accounting Standard Codification 815-20 “Derivatives and Hedging.”

As of March 31, 2016 and December 31, 2015, there were no non-derivative instruments designated as hedging instruments recorded within our consolidated balance sheets.

The effect of derivative instruments qualifying and designated as hedging instruments and the related hedged items in fair value hedges on the consolidated statements of comprehensive income (loss) was as follows:

Derivatives and Related Hedged Items under ASC 815-20 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative and Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative		Amount of Gain (Loss) Recognized in Income on Hedged Item
		Quarter Ended March 31, 2016	Quarter Ended March 31, 2015	Quarter Ended March 31, 2016	Quarter Ended March 31, 2015
(In thousands)
Interest rate swaps	Interest expense, net of interest capitalized	$2,362	$2,976	$3,925	$3,882
Interest rate swaps	Other (expense) income	26,268	15,152	(23,700)	(12,341)
		$28,630	$18,128	$(19,775)	$(8,459)

The effect of derivative instruments qualifying and designated as cash flow hedging instruments on the consolidated financial statements was as follows:

Derivatives under ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Loss) on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Effective Portion)
	Quarter Ended March 31, 2016	Quarter Ended March 31, 2015		Quarter Ended March 31, 2016	Quarter Ended March 31, 2015
(In thousands)
Interest rate swaps	$(97,371)	$(35,815)	Interest expense, net of interest capitalized	$(9,128)	$(6,786)
Interest rate swaps	—	—	Other (expense) income	—	—
Foreign currency forward contracts	46,049	(172,822)	Depreciation and amortization expenses	(718)	(718)
Foreign currency forward contracts	—	—	Other (expense) income	6,087	(238)
Foreign currency collar options	—	(64,833)	Depreciation and amortization expenses	(602)	—
Fuel swaps	—	—	Other (expense) income	(7,335)	—
Fuel swaps	(48,337)	(48,913)	Fuel	(90,700)	(53,692)
	$(99,659)	$(322,383)		$(102,396)	$(61,434)

Derivatives under ASC 815-20 Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Quarter Ended March 31, 2016	Quarter Ended March 31, 2015
(In thousands)
Interest rate swaps	Other (expense) income	(900)	—
Interest rate swaps	Other (expense) income	—	38
Fuel swaps	Other (expense) income	(16)	182
		$(916)	$220

The effect of non-derivative instruments qualifying and designated as net investment hedging instruments on the consolidated financial statements was as follows:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion)
Non-derivative instruments under ASC 815-20 Net Investment Hedging Relationships	Quarter Ended March 31, 2016	Quarter Ended March 31, 2015
(In thousands)
Foreign Currency Debt	$—	$12,137
	$—	$12,137

There was no amount recognized in income (ineffective portion and amount excluded from effectiveness testing) for the quarters ended March 31, 2016 and March 31, 2015, respectively.

The effect of derivatives not designated as hedging instruments on the consolidated financial statements was as follows:

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments under ASC 815-20	Location of Gain (Loss) Recognized in Income on Derivatives	Quarter Ended March 31, 2016	Quarter Ended March 31, 2015
(In thousands)
Foreign currency forward contracts	Other (expense) income	$14,455	$(28,083)
Fuel swaps	Other (expense) income	22	(129)
		$14,477	$(28,212)

Credit Related Contingent Features

Our current interest rate derivative instruments may require us to post collateral if our Standard & Poor’s and Moody’s credit ratings remain below specified levels. Specifically, if on the fifth anniversary of entering into a derivative transaction or on any succeeding fifth-year anniversary our credit ratings for our senior unsecured debt were to be rated below BBB- by Standard & Poor’s and Baa3 by Moody’s, then each counterparty to such derivative transaction with whom we are in a net liability position that exceeds the applicable minimum call amount may demand that we post collateral in an amount equal to the net liability position. The amount of collateral required to be posted following such event will change each time our net liability position increases or decreases by more than the applicable minimum call amount. If our credit rating for our senior unsecured debt is subsequently equal to or above BBB- by Standard & Poor’s or Baa3 by Moody’s, then any collateral posted at such time will be released to us and we will no longer be required to post collateral unless we meet the collateral trigger requirement at the next fifth-year anniversary. Currently, our senior unsecured debt credit rating is BB+ with a stable outlook by Standard & Poor’s and Ba1 with a stable outlook by Moody’s. We currently have seven interest rate derivative hedges that have a term of at least five years.  The aggregate fair values of all derivative instruments with such credit-related contingent features in net liability positions as of March 31, 2016 and December 31, 2015 were $139.8 million and $67.4 million, respectively, which do not include the impact of any such derivatives in net asset positions. The earliest that any of the seven interest rate derivative hedges will reach their fifth anniversary is November 2016. Therefore, as of March 31, 2016, we were not required to post collateral for any of our derivative transactions.

Note 10. Restructuring Charges

Pullmantur's strategy over the last several years had focused both on its core cruise market in Spain and on expansion throughout Latin America, especially Brazil. However, due to significant and increased challenges facing Pullmantur's Latin American operations, in 2015, we decided to significantly change our strategy from growing the brand through vessel transfers to a right-sizing strategy. This right-sizing strategy includes reducing our exposure to Latin America, refocusing on the brand’s core market of Spain and, consequently, reducing the size of Pullmantur’s fleet.

During the first quarter of 2016, we moved forward with activities related to this right-sizing strategy. The activities included the closing of Pullmantur's regional head office in Brazil and the redeployment of Pullmantur’s Empress to the Royal Caribbean International brand. The closure of the Brazil office resulted in the recognition of a liability for one-time termination benefits during the first quarter of 2016. We also incurred contract termination costs related to this activity.

As a result of these actions, we incurred restructuring exit costs of $0.3 million for the quarter ended March 31, 2016, which are reported within Restructuring charges in our consolidated statements of comprehensive income (loss). We expect to incur additional restructuring exit costs of approximately $2.3 million, through the end of 2016, to implement our right-sizing strategy.

The following table summarizes our restructuring exit costs related to the above strategy (in thousands):

	Beginning Balance January 1, 2016	Accruals	Payments	Ending Balance March 31, 2016	Cumulative Charges Incurred
Termination benefits	$—	$237	$—	$237	$237
Contract termination costs	—	68	—	68	68
Other related costs	—	—	—	—	—
Total	$—	$305	$—	$305	$305

In connection with this strategy, we incurred approximately $2.9 million of other costs during the quarter ended March 31, 2016 that primarily consisted of costs associated with the redeployment of Pullmantur's Empress to the Royal Caribbean International brand that were reported within Cruise operating expenses and Depreciation and amortization expenses in our consolidated statements of comprehensive income (loss). We expect to incur additional other costs of $1.9 million, through the end of 2016, to implement our right-sizing strategy.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Concerning Forward-Looking Statements

The discussion under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance (including our expectations for the second quarter and full year of 2016 and our earnings and yield estimates for 2016 set forth under the heading "Outlook" below and expectations regarding the timing and results of our Double-Double Program), business and industry prospects or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. Words such as "anticipate," "believe," "could," "estimate," "expect," "goal," "intend," "may," "plan," "project," "seek," "should," "will" and similar expressions are intended to further identify any of these forward-looking statements. Forward-looking statements reflect management's current expectations but they are based on judgments and are inherently uncertain. Furthermore, they are subject to risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015 and, in particular, the risks discussed under the caption "Risk Factors" in Part I, Item 1A of that report.

All forward-looking statements made in this Quarterly Report on Form 10-Q speak only as of the date of this document.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

The discussion and analysis of our financial condition and results of operations has been organized to present the following:

•	a review of our financial presentation, including discussion of certain operational and financial metrics we utilize to assist us in managing our business;

•	a discussion of our results of operations for the quarter ended March 31, 2016 compared to the same period in 2015;

•	a discussion of our business outlook, including our expectations for selected financial items for the second quarter and full year of 2016; and

•	a discussion of our liquidity and capital resources, including our future capital and contractual commitments and potential funding sources.

Critical Accounting Policies

For a discussion of our critical accounting policies, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report on Form 10-K for the year ended December 31, 2015.

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

•
Other operating expenses, which consist primarily of operating costs such as repairs and maintenance, port costs that do not vary with passenger head counts, vessel related insurance, entertainment and gains and /or losses related to the sale of our ships, if any.

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

Adjusted Net Income represents net income excluding certain items that we believe adjusting for is meaningful when assessing our performance on a comparative basis. For the periods presented, these items included the net loss related to the elimination of the Pullmantur reporting lag, restructuring charges, and other initiative costs related to our Pullmantur right-sizing strategy.

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

Net Cruise Costs and Net Cruise Costs Excluding Fuel represent Gross Cruise Costs excluding commissions, transportation and other expenses and onboard and other expenses and, in the case of Net Cruise Costs Excluding Fuel, fuel expenses (each of which is described above under the Description of Certain Line Items heading). In measuring our ability to control costs in a manner that positively impacts net income, we believe changes in Net Cruise Costs and Net Cruise Costs Excluding Fuel to be the most relevant indicators of our performance. A reconciliation of historical Gross Cruise Costs to Net Cruise Costs and Net Cruise Costs Excluding Fuel is provided below under Results of Operations. We have not provided a quantitative reconciliation of projected Gross Cruise Costs to projected Net Cruise Costs and projected Net Cruise Costs Excluding Fuel due to the significant uncertainty in projecting the costs deducted to arrive at these measures. Accordingly, we do not believe that reconciling information for such projected figures would be meaningful. Net Cruise Costs excludes initiative costs related to our Pullmantur right-sizing strategy reported within Cruise operating expenses.

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

Results of Operations

Summary

Our net income and Adjusted Net Income for the first quarter of 2016 was $99.1 million and $124.0 million, or $0.46 and $0.57 per share on a diluted basis, as compared to both net income and Adjusted Net Income of $45.2 million, or $0.20 per share on a diluted basis, for the first quarter of 2015.

Significant items for the quarter ended March 31, 2016 include:

•
The effect of changes in foreign currency exchange rates related to our passenger ticket and onboard and other revenue transactions and cruise operating expenses denominated in currencies other than the United States dollar, resulted in a decrease to total revenues of $65.3 million for the quarter ended March 31, 2016 as compared to the same period in 2015 and a decrease to cruise operating expenses of $18.8 million for the quarter ended March 31, 2016 as compared to the same period in 2015;

•
Total revenues, excluding the unfavorable effect of changes in foreign currency exchange rates increased $167.5 million for the quarter ended March 31, 2016 as compared to the same period in 2015. The increase was primarily due to an increase in ticket prices and capacity.

•
Total Cruise operating expenses, excluding the favorable effect of changes in foreign currency exchange rates, increased $37.8 million for the quarter ended March 31, 2016 as compared to the same period in 2015. The increase was primarily due to an increase in capacity.

•
Effective January 1, 2016, we eliminated Pullmantur's and CDF Croisières de France's two-month reporting lag to be consistent with the fiscal calendar of the Company. As a result of this change, the results of Pullmantur and CDF Croisières de France for November and December 2015, in addition to the three months ended March 31, 2016, are included in our statement of comprehensive income (loss) for the quarter ended March 31, 2016. The effect of this change was a decrease to net income of $21.7 million and this amount is reported within Other (expense) income in our consolidated statements of comprehensive income (loss) for the quarter ended March 31, 2016. Refer to Note 1. Financial Statements to our consolidated financial statements for further information on the elimination of the Pullmantur reporting lag.

Other Items

•
In April 2016, we took delivery of Ovation of the Seas. To finance the purchase, we borrowed $841.8 million under a previously committed 12-year unsecured term loan, which is 95% guaranteed by Hermes. Refer to Note 5. Long-Term Debt to our consolidated financial statements for further information.

Operating results for the quarter ended March 31, 2016 compared to the same period in 2015 are shown in the following table (in thousands, except per share data):

	Quarter Ended March 31,
	2016		2015
		% of Total Revenues		% of Total Revenues
Passenger ticket revenues	$1,378,167	71.9%	$1,306,779	72.0%
Onboard and other revenues	539,628	28.1%	508,820	28.0%
Total revenues	1,917,795	100.0%	1,815,599	100.0%
Cruise operating expenses:
Commissions, transportation and other	324,890	16.9%	324,418	17.9%
Onboard and other	103,654	5.4%	116,239	6.4%
Payroll and related	227,441	11.9%	211,591	11.7%
Food	121,510	6.3%	119,786	6.6%
Fuel	175,862	9.2%	205,276	11.3%
Other operating	288,221	15.0%	245,307	13.5%
Total cruise operating expenses	1,241,578	64.7%	1,222,617	67.3%
Marketing, selling and administrative expenses	302,021	15.7%	286,832	15.8%
Depreciation and amortization expenses	210,764	11.0%	200,468	11.0%
Restructuring charges	305	—%	—	—%
Operating Income	163,127	8.5%	105,682	5.8%
Other income (expense):
Interest income	2,720	0.1%	3,737	0.2%
Interest expense, net of interest capitalized	(65,446)	(3.4)%	(70,159)	(3.9)%
Other (expense) income	(1,261)	(0.1)%	5,970	0.3%
	(63,987)	(3.3)%	(60,452)	(3.3)%
Net Income	$99,140	5.2%	$45,230	2.5%
Diluted Earnings per Share	$0.46		$0.20

Adjusted Net Income and Adjusted Earnings per Share were calculated as follows (in thousands, except per share data):

	Quarter Ended March 31,
	2016	2015
Adjusted Net Income	$123,956	$45,230
Net income	99,140	45,230
Net Adjustments to Net Income- Increase	$24,816	$—
Adjustments to Net Income:
Net loss related to the elimination of the Pullmantur reporting lag	$21,656	—
Restructuring charges	305	—
Other initiative costs	2,855	—
Net Adjustments to Net Income- Increase	$24,816	$—

Basic:
Earnings per Share	$0.46	$0.21
Adjusted Earnings per Share	$0.57	$0.21

Diluted:
Earnings per Share	$0.46	$0.20
Adjusted Earnings per Share	$0.57	$0.20

Weighted-Average Shares Outstanding:
Basic	216,914	219,626
Diluted	217,869	220,842

Selected statistical information is shown in the following table:

	Quarter Ended March 31,
	2016(1)	2015
Passengers Carried	1,402,922	1,335,518
Passenger Cruise Days	9,658,990	9,214,643
APCD	9,192,563	8,778,945
Occupancy	105.1%	105.0%

(1) Does not include November and December 2015 amounts related to the elimination of the Pullmantur reporting lag.

Gross Yields and Net Yields were calculated as follows (in thousands, except APCD and Yields):

	Quarter Ended March 31,
	2016	2016 On a Constant Currency Basis	2015
Passenger ticket revenues	$1,378,167	$1,438,485	$1,306,779
Onboard and other revenues	539,628	544,591	508,820
Total revenues	1,917,795	1,983,076	1,815,599
Less:
Commissions, transportation and other	324,890	337,298	324,418
Onboard and other	103,654	104,977	116,239
Net Revenues	$1,489,251	$1,540,801	$1,374,942

APCD	9,192,563	9,192,563	8,778,945
Gross Yields	$208.62	$215.73	$206.81
Net Yields	$162.01	$167.61	$156.62

Gross Cruise Costs, Net Cruise Costs and Net Cruise Costs Excluding Fuel were calculated as follows (in thousands, except APCD and costs per APCD):

	Quarter Ended March 31,
	2016	2016 On a Constant Currency Basis	2015
Total cruise operating expenses	$1,241,578	$1,260,440	$1,222,617
Marketing, selling and administrative expenses	302,021	306,797	286,832
Gross Cruise Costs	1,543,599	1,567,237	1,509,449
Less:
Commissions, transportation and other	324,890	337,298	324,418
Onboard and other	103,654	104,977	116,239
Net Cruise Costs including other initiative costs	1,115,055	1,124,962	1,068,792
Less:
Other initiative costs included within cruise operating expenses	2,491	2,551	—
Net Cruise Costs	1,112,564	1,122,411	1,068,792
Less:
Fuel(1)	175,438	176,015	205,276
Net Cruise Costs Excluding Fuel	$937,126	$946,396	$863,516

APCD	9,192,563	9,192,563	8,778,945
Gross Cruise Costs per APCD	$167.92	$170.49	$171.94
Net Cruise Cost per APCD	$121.03	$122.10	$121.74
Net Cruise Costs Excluding Fuel per APCD	$101.94	$102.95	$98.36

(1) For 2016, amount does not include fuel expense of $0.4 million included within other initiative costs associated with the redeployment of Pullmantur’s Empress to the Royal Caribbean International brand.

2016 Outlook

On April 29, 2016, we announced the following second quarter and full year 2016 guidance based on fuel pricing, interest rates and currency exchange rates at that time:

Full Year 2016

	As Reported	Constant Currency
Net Yields	1.3% to 2.8%	2.5% to 4.0%
Net Cruise Costs per APCD	(1.5%) to (2.0%)	(1.3%) to (1.8%)
Net Cruise Costs per APCD, Excluding Fuel	1.0% or less	Approx. 1.0%
Capacity Increase	6.0%
Depreciation and Amortization	$898 to $908 million
Interest Expense, net	$282 to $292 million
Fuel Consumption (metric tons)	1,411,000
Fuel Expenses	$734 million
Percent Hedged (fwd consumption)	65%
Impact of 10% change in fuel prices	$11 million
Adjusted Earnings per Share-Diluted	$6.15 to $6.35

Second Quarter 2016

	As Reported	Constant Currency
Net Yields	Approx. Flat	Approx. 1.0%
Net Cruise Costs per APCD	Flat to (1.0%)	Flat to (1.0%)
Net Cruise Costs per APCD, Excluding Fuel	1.5% to 2.0%	Approx. 2.0%
Capacity Increase	5.7%
Depreciation and Amortization	$220 to $225 million
Interest Expense, net	$71 to $76 million
Fuel Consumption (metric tons)	353,000
Fuel Expenses	$191 million
Percent Hedged (fwd consumption)	67%
Impact of 10% change in fuel prices	$4 million
Adjusted Earnings per Share-Diluted	Approx. $1.00

Volatility in foreign currency exchange rates affects the US dollar value of our earnings. Based on our highest net exposure for each quarter and the full year 2016, the top five foreign currencies are ranked below. For example, the Australian Dollar is the most impactful currency in the first and fourth quarters of 2016. The first quarter of 2016 rankings are based on actual results. Rankings for the remaining quarters and full year are based on estimated net exposures.

Ranking	Q1	Q2	Q3	Q4	FY 2016
1	AUD	GBP	GBP	AUD	GBP
2	CAD	AUD	CNH	GBP	CNH
3	GBP	CAD	EUR	CNH	AUD
4	CNH	CNH	CAD	CAD	CAD
5	BRL	BRL	AUD	SGD	EUR

The currency abbreviations above are defined as follows:

Currency Abbreviation	Currency
AUD	Australian Dollar
BRL	Brazilian Real
CAD	Canadian Dollar
CNH	Chinese Yuan
EUR	Euro
GBP	British Pound
MXN	Mexican Peso
SGD	Singapore Dollar

Quarter Ended March 31, 2016 Compared to Quarter Ended March 31, 2015

In this section, references to 2016 refer to the quarter ended March 31, 2016 and references to 2015 refer to the quarter ended March 31, 2015.

Revenues

Total revenues for 2016 increased $102.2 million, or 5.6%, to $1.9 billion in 2016 from $1.8 billion in 2015.

Passenger ticket revenues comprised 71.9% of our 2016 total revenues. Passenger ticket revenues for 2016 increased by $71.4 million, or 5.5%, from 2015. The increase was primarily due to:

•	an increase of $70.1 million in ticket prices driven by higher pricing on Anthem of the Seas as well as higher pricing on Caribbean sailings and, to a lesser extent, our other core itineraries; and

•	a 4.7% increase in capacity, which increased passenger ticket revenues by $61.6 million.

The increase was partially offset by an approximate $60.3 million unfavorable effect of changes in foreign currency exchange rates related to our passenger ticket revenue transactions denominated in currencies other than the United States dollar.

The remaining 28.1% of 2016 total revenues was comprised of onboard and other revenues, which increased $30.8 million, or 6.1%, to $539.6 million in 2016 from $508.8 million in 2015. The increase in onboard and other revenues was primarily due to:

•
a $25.3 million increase in onboard revenue attributable to higher spending on a per passenger basis primarily due to our ship upgrade programs and other revenue enhancing initiatives, including various beverage and gaming initiatives, the promotion of specialty restaurants, the increased revenue associated with internet and other telecommunication services and other onboard activities; and

•	a $22.9 million increase attributable to the 4.7% increase in capacity noted above.

The increase was partially offset by an approximate $5.0 million unfavorable effect of changes in foreign currency exchange rates related to our onboard and other revenue transactions denominated in currencies other than the United States dollar.

Onboard and other revenues included concession revenues of $76.3 million in 2016 and $73.0 million in 2015.

Cruise Operating Expenses

Total cruise operating expenses for 2016 increased $19.0 million, or 1.6%, to $1.2 billion. The increase was primarily due to:

•	a $57.0 million increase attributable to the 4.7% increase in capacity noted above;

•	a $10.0 million increase in vessel maintenance due to the costs of scheduled drydocks; and

•	an $8.8 million increase in commissions expense mainly attributable to the increase in ticket prices discussed above.

The increase was partially offset by:

•
a $38.5 million decrease in fuel expense, excluding the impact of the increase in capacity. Our cost of fuel (net of the financial impact of fuel swap agreements) for 2016 decreased 18.3% per metric ton compared to 2015; and

•	an approximate $18.8 million favorable effect of changes in foreign currency exchange rates related to our cruise operating expenses denominated in currencies other than the United States dollar.

Marketing, Selling and Administrative Expenses

Marketing, selling and administrative expenses for 2016 increased $15.2 million, or 5.3%, to $302.0 million from $286.8 million for the same period in 2015. The increase was primarily due to an increase in advertising spending mainly relating to our initiatives in the North American market.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for 2016 increased $10.3 million, or 5.1%, to $210.8 million from $200.5 million in 2015. The increase was primarily due to the addition of Anthem of the Seas into our fleet, and to a lesser extent, new shipboard additions associated with our ship upgrade projects.

Restructuring Charges

We incurred restructuring charges of $0.3 million during the quarter ended March 31, 2016. Refer to Note 10. Restructuring Charges to our consolidated financial statements for further information on our restructuring activities.

Other (Expense) Income

Interest expense, net of interest capitalized for 2016 decreased $4.7 million, or 6.7%, to $65.4 million from $70.2 million in 2015. The decrease was primarily due to lower pricing on debt refinanced in 2015.

Other expense in 2016 was $1.3 million compared to Other income of $6.0 million in 2015. The change of $7.3 million was primarily due to the net loss of $21.7 million related to the elimination of the Pullmantur reporting lag, partially offset by income of $21.0 million from our equity method investments in 2016 compared to income of $9.2 million in 2015.

Net Yields

Net Yields increased 3.4% in 2016 compared to 2015 primarily due to the increase in passenger ticket and onboard and other revenues discussed above. Net Yields increased 7.0% in 2016 compared to 2015 on a Constant Currency basis.

Net Cruise Costs

Net Cruise Costs increased 4.1% in 2016 compared to 2015 primarily due to the increase in capacity noted above. Net Cruise Costs per APCD and Net Cruise Costs per APCD on a Constant Currency basis remained consistent in 2016 compared to 2015.

Net Cruise Costs Excluding Fuel

Net Cruise Costs Excluding Fuel per APCD increased 3.6% in 2016 compared to 2015. Net Cruise Costs Excluding Fuel per APCD on a Constant Currency basis increased 4.7% due to the increase in cruise operating expenses discussed above.

Other Comprehensive Income (loss)

Other comprehensive income in 2016 was $5.9 million compared to Other comprehensive loss of $294.0 million in 2015 of which the largest driver was the loss recognized in our cash flow derivative hedges in 2015. Gain on cash flow derivative hedges in 2016 was $2.7 million compared to a Loss on cash flow derivative hedges of $260.9 million in 2015. The change of $263.6 million was primarily due to a higher amount of losses deferred into OCI during 2015 for our foreign currency cash flow hedges as a result of the strengthening of the US dollar.

Future Application of Accounting Standards

Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements for further information on Recent Accounting Pronouncements.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash flow generated from operations provides us with a significant source of liquidity. Net cash provided by operating activities increased $51.5 million to $477.9 million for the first three months in 2016 compared to $426.4 million for the same period in 2015. The increase in cash provided by operating activities was primarily attributable to the timing of payments to vendors, an increase in proceeds from customer deposits and a decrease in fuel costs and interest paid during the first three months in 2016 compared to the same period in 2015.
Net cash used in investing activities decreased $162.8 million to $236.7 million for the first three months in 2016 compared to $399.6 million for the same period in 2015. The decrease was due to a decrease in capital expenditures of $54.8 million for the first three months in 2016 compared to the same period in 2015 primarily attributable to a lesser amount of cash deposited associated with our ships on order during the first three months of 2016 compared to the same period in 2015. In addition, during the first three months of 2016, we received cash of $13.1 million on settlements on our foreign currency forward contracts compared to cash paid of $45.2 million during the same period in 2015. Furthermore, during the first three months of 2016, there were no investments in loans to our unconsolidated affiliates compared to investments of $54.3 million during the same period in 2015.
Net cash used in financing activities was $246.8 million for the first three months in 2016 compared to Net cash provided by financing activities of $19.7 million for the same period in 2015. The change in financing activities was primarily attributable to an increase in repayment of debt of $795.2 million, treasury stock repurchases of $200.0 million that did not occur during the same period in 2015 and an increase in dividends paid of $31.1 million, partially offset by an increase in debt proceeds of $769.2 million. The increase in repayment of debt was primarily due to higher payments on our revolving credit facilities and the increase in debt proceeds was due to higher drawings on our revolving credit facilities.

Future Capital Commitments

Capital Expenditures

As of March 31, 2016, our brands, including our 50% joint venture, TUI Cruises, had eleven ships on order. The expected dates that our ships on order will enter service and their approximate berths are as follows:

Ship	Expected to Enter Service	Approximate Berths
Royal Caribbean International —
Quantum-class:
Ovation of the Seas(1)	2nd Quarter 2016	4,150
Unnamed	2nd Quarter 2019	4,150
Unnamed	4th Quarter 2020	4,150
Oasis-class:
Harmony of the Seas	2nd Quarter 2016	5,450
Unnamed	2nd Quarter 2018	5,450
Celebrity Cruises — Project Edge
Unnamed	2nd Half 2018	2,900
Unnamed	1st Half 2020	2,900
TUI Cruises (50% joint venture)
Mein Schiff 5	2nd Quarter 2016	2,500
Mein Schiff 6	2nd Quarter 2017	2,500
Unnamed	2nd Quarter 2018	2,850
Unnamed	2nd Quarter 2019	2,850
	Total Berths	39,850

(1) Ovation of the Seas entered service on April 14, 2016.

Our future capital commitments consist primarily of new ship orders. As of March 31, 2016, the aggregate cost of our ships on order, not including the TUI Cruises' ships on order, was approximately $8.0 billion, of which we had deposited $554.1 million as of such date. Approximately 58.0% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at March 31, 2016. Refer to Note 9. Fair Value Measurements and Derivative Instruments to our consolidated financial statements under Item 1. Financial Statements for further information.

As of March 31, 2016, we anticipate overall full year capital expenditures will be approximately $2.4 billion for 2016, $0.5 billion for 2017, $2.5 billion for 2018, $1.4 billion for 2019 and $1.7 billion for 2020.

Contractual Obligations

As of March 31, 2016, our contractual obligations were as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Operating Activities:
Operating lease obligations(1)	$236,797	$23,158	$35,346	$25,336	$152,957
Interest on long-term debt(2)	1,166,596	242,848	381,724	246,304	295,720
Other(3)	827,315	199,852	296,300	236,738	94,425
Investing Activities:	0
Ship purchase obligations(4)	5,749,681	1,697,451	1,848,437	2,203,793	—
Financing Activities:	0
Long-term debt obligations(5)	8,655,603	887,475	3,181,692	2,271,465	2,314,971
Capital lease obligations(6)	46,577	8,015	9,486	7,535	21,541
Other(7)	71,277	19,344	33,314	16,503	2,116
Total	$16,753,846	$3,078,143	$5,786,299	$5,007,674	$2,881,730

(1)	We are obligated under noncancelable operating leases primarily for offices, warehouses and motor vehicles. Amounts represent contractual obligations with initial terms in excess of one year.

(2)
Long-term debt obligations mature at various dates through fiscal year 2027 and bear interest at fixed and variable rates. Interest on variable-rate debt is calculated based on forecasted debt balances, including the impact of interest rate swap agreements using the applicable rate at March 31, 2016. Debt denominated in other currencies is calculated based on the applicable exchange rate at March 31, 2016.

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

Off-Balance Sheet Arrangements

We and TUI AG have each guaranteed repayment of 50% of a bank loan provided to TUI Cruises which is due 2022. Notwithstanding this, the lenders have agreed to release each shareholder’s guarantee in 2018. As of March 31, 2016, €132.1 million, or approximately $150.6 million based on the exchange rate at March 31, 2016, remains outstanding. Based on current facts and circumstances, we do not believe potential obligations under this guarantee are probable.

TUI Cruises has entered into various ship construction and credit agreements that include certain restrictions on each of our and TUI AG’s ability to reduce our current ownership interest in TUI Cruises below 37.55% through 2021.

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

Funding Needs and Sources

We have significant contractual obligations of which our debt service obligations and the capital expenditures associated with our ship purchases represent our largest funding needs. As of March 31, 2016, we had approximately $3.1 billion in contractual obligations due through March 31, 2017, of which approximately $0.9 billion relates to debt maturities, $1.7 billion relates to the acquisition of Harmony of the Seas and Ovation of the Seas along with progress payments on our other ship purchases and $242.8 million relates to interest on long-term debt. We have historically relied on a combination of cash flows provided by operations, drawdowns under our available credit facilities, the incurrence of additional debt and/or the refinancing of our existing debt and the issuance of additional shares of equity securities to fund these obligations.

As of March 31, 2016, we had on order three Quantum-class ships and two Oasis-class ships each of which has committed unsecured bank financing arrangements which include sovereign financing guarantees. Refer to Note 6. Commitments and Contingencies to our consolidated financial statements for further information.

We had a working capital deficit of $3.5 billion as of March 31, 2016 and December 31, 2015. Included within our working capital deficit is $895.5 million and $899.5 million of current portion of long-term debt, including capital leases, as of March 31, 2016 and December 31, 2015, respectively. Similar to others in our industry, we operate with a substantial working capital deficit. This deficit is mainly attributable to the fact that, under our business model, a vast majority of our passenger ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts remain a current liability until the sailing date. The cash generated from these advance receipts is used interchangeably with cash on hand from other sources, such as our revolving credit facilities and other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future sailing or otherwise, pay down our revolving credit facilities, invest in long term investments or any other use of cash. In addition, we have a relatively low-level of accounts receivable and rapid turnover results in a limited investment in inventories. We generate substantial cash flows from operations and our business model, along with our unsecured revolving credit facilities, has historically allowed us to maintain this working capital deficit and still meet our operating, investing and financing needs. We expect that we will continue to have working capital deficits in the future.

As of March 31, 2016, we had liquidity of $0.7 billion, consisting of approximately $117.4 million in cash and cash equivalents and $543.0 million available under our unsecured credit facilities.

We anticipate that our cash flows from operations and our current financing arrangements, as described above, will be adequate to meet our capital expenditures and debt repayments over the next twelve-month period.

During the first quarter of 2016 and the month of April 2016, under a $500 million Board authorized common stock repurchase program, we purchased a total of $200.0 million and $50.0 million, respectively, of our common stock through open market transactions. Following these repurchases, as well as the $200.0 million repurchase in the fourth quarter of 2015, we have $50.0 million that remains available for future stock repurchases under our Board approved program. Future stock repurchase transactions could include open market purchases or accelerated share repurchases. We expect to complete the program by the end of 2016. Repurchases under the program are expected to be funded from available cash or borrowings under our revolving credit facilities. Refer to Note 7. Shareholders' Equity to our consolidated financial statements under Item 1. Financial Statements for further information.

If any person acquires ownership of more than 50% of our common stock or, subject to certain exceptions, during any 24-month period, a majority of the Board is no longer comprised of individuals who were members of the Board on the first day of such period, we may be obligated to prepay indebtedness outstanding under our credit facilities, which we may be unable to replace on similar terms. Our public debt securities also contain change of control provisions that would be triggered by a third-party acquisition of greater than 50% of our common stock coupled with a ratings downgrade. If this were to occur, it would have an adverse impact on our liquidity and operations.

Debt Covenants

Certain of our financing agreements contain covenants that require us, among other things, to maintain minimum net worth of at least $6.6 billion, a fixed charge coverage ratio of at least 1.25x and limit our net debt-to-capital ratio to no more than 62.5%.  The fixed charge coverage ratio is calculated by dividing net cash from operations for the past four quarters by the sum of dividend payments plus scheduled principal debt payments in excess of any new financings for the past four quarters. Our minimum net worth and maximum net debt-to-capital calculations exclude the impact of Accumulated other comprehensive loss on Total shareholders’ equity. We were well in excess of all debt covenant requirements as of March 31, 2016. The specific covenants and related definitions can be found in the applicable debt agreements, the majority of which have been previously filed with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of our market risks, refer to Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant developments or material changes since the date of our Annual Report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2015, a class action complaint was filed in June 2011 against Royal Caribbean Cruises Ltd. in the United States District Court for the Southern District of Florida on behalf of a purported class of stateroom attendants employed onboard Royal Caribbean International cruise vessels. The complaint alleged that the stateroom attendants were required to pay other crew members to help with their duties and that certain stateroom attendants were required to work back of house assignments without the ability to earn gratuities, in each case in violation of the U.S. Seaman’s Wage Act. In May 2012, the district court granted our motion to dismiss the complaint on the basis that the applicable collective bargaining agreement requires any such claims to be arbitrated. The United States Court of Appeals, 11th Circuit, affirmed the district court’s dismissal and denied the plaintiffs’ petition for re-hearing and re-hearing en banc. In October 2014, the United States Supreme Court denied the plaintiffs’ request to review the order compelling arbitration. Subsequently, approximately 575 crew members submitted demands for arbitration. The demands make substantially the same allegations as in the federal court complaint and are similarly seeking damages, wage penalties and interest in an indeterminate amount. Unlike the federal court complaint, the demands for arbitration are being brought individually by each of the crew members and not on behalf of a purported class of stateroom attendants. In February 2016, we settled this matter as to all demanding crew members in exchange for our payment in the aggregate of an immaterial amount.

Except as set forth above, there were no material developments to the pending legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2015.  Refer to Note 6. Commitments and Contingencies to our consolidated financial statements for a description of currently pending legal proceedings.

Item 1A. Risk Factors

The risk factors that affect our business and financial results are discussed in “Item 1A. Risk Factors” in the 2015 Annual Report on Form 10-K and there has been no material change to these risk factors since previously disclosed. We wish to caution the reader that the risk factors discussed in “Item 1A. Risk Factors” in our 2015 Annual Report on Form 10-K, and those described elsewhere in this report or other SEC filings, could cause future results to differ materially from those stated in any forward-looking statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

The following table presents the total number of shares of our common stock that we repurchased during the three months ended March 31, 2016:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2016 - January 31, 2016	—	—	—	$300,000,000
February 1, 2016 - February 29, 2016	2,113,397	$70.97	2,113,397	$150,000,000
March 1, 2016 - March 31, 2016	672,335	$74.37	672,335	$100,000,000
Total	2,785,732		2,785,732

(1)In October 2015, our board of directors authorized a common stock repurchase program for up to $500 million. During the first quarter of 2016, we purchased 2.8 million shares for a total of $200.0 million in open market transactions that were recorded within Treasury stock in our consolidated balance sheet. Under this program, future stock repurchase transactions could include open market purchases or accelerated share repurchases. We expect to complete the program by the end of 2016. For further information on our stock repurchase transactions, please refer to Note 7. Shareholders' Equity to our consolidated financial statements.

Item 6. Exhibits

10.1
Amendment No. 1 to Hull No. S-699 Credit Agreement, dated as of March 31, 2016, between Company, the Lenders from time to time party thereto, the Mandated Lead Arrangers and KfW-IPEX-Bank GmbH, as Hermes Agent and Facility Agent.

18	Preferability Letter Regarding Change in Accounting Principle

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1
Certifications of the Chairman and Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code**

*	Filed herewith
**	Furnished herewith

Interactive Data File

101                          The following financial statements from Royal Caribbean Cruises Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, as filed with the SEC on April 29, 2016, formatted in XBRL, as follows:

(i)                     the Consolidated Statements of Comprehensive Income (Loss) for the quarter ended March 31, 2016 and 2015;

(ii)	the Consolidated Balance Sheets at March 31, 2016 and December 31, 2015;

(iii)                the Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and

(iv)                   the Notes to the Consolidated Financial Statements, tagged in summary and detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL CARIBBEAN CRUISES LTD.
(Registrant)

/s/ JASON T. LIBERTY
Jason T. Liberty
Chief Financial Officer
April 29, 2016	(Principal Financial Officer and duly authorized signatory)