Form 10-Q
period 2016-06-30
ROYAL CARIBBEAN CRUISES LTD
filed 2016-08-02
CIK 884887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

There were 215,264,909 shares of common stock outstanding as of July 26, 2016.

ROYAL CARIBBEAN CRUISES LTD.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in thousands, except per share data)

	Quarter Ended June 30,
	2016	2015
Passenger ticket revenues	$1,516,530	$1,507,468
Onboard and other revenues	588,732	550,854
Total revenues	2,105,262	2,058,322
Cruise operating expenses:
Commissions, transportation and other	334,568	355,835
Onboard and other	136,198	147,105
Payroll and related	230,433	218,570
Food	124,517	119,407
Fuel	176,649	202,565
Other operating	308,222	272,927
Total cruise operating expenses	1,310,587	1,316,409
Marketing, selling and administrative expenses	286,357	274,148
Depreciation and amortization expenses	221,620	206,468
Restructuring charges	4,425	—
Operating Income	282,273	261,297
Other income (expense):
Interest income	5,683	2,772
Interest expense, net of interest capitalized	(78,747)	(76,620)
Other income (expense)	20,696	(2,482)
	(52,368)	(76,330)
Net Income	$229,905	$184,967
Earnings per Share:
Basic	$1.07	$0.84
Diluted	$1.06	$0.84
Weighted-Average Shares Outstanding:
Basic	215,265	219,913
Diluted	216,131	220,902
Comprehensive Income
Net Income	$229,905	$184,967
Other comprehensive (loss) income:
Foreign currency translation adjustments	(2,268)	11,741
Change in defined benefit plans	(3,585)	3,742
Gain on cash flow derivative hedges	156,351	202,473
Total other comprehensive income	150,498	217,956
Comprehensive Income	$380,403	$402,923

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in thousands, except per share data)

	Six Months Ended June 30,
	2016	2015
Passenger ticket revenues	$2,894,697	$2,814,247
Onboard and other revenues	1,128,360	1,059,674
Total revenues	4,023,057	3,873,921
Cruise operating expenses:
Commissions, transportation and other	659,458	680,253
Onboard and other	239,852	263,344
Payroll and related	457,874	430,161
Food	246,027	239,193
Fuel	352,511	407,841
Other operating	596,443	518,234
Total cruise operating expenses	2,552,165	2,539,026
Marketing, selling and administrative expenses	588,378	560,980
Depreciation and amortization expenses	432,384	406,936
Restructuring charges	4,730	—
Operating Income	445,400	366,979
Other income (expense):
Interest income	8,403	6,509
Interest expense, net of interest capitalized	(144,193)	(146,779)
Other income (including a $21.7 million loss related to the 2016 elimination of the Pullmantur reporting lag)	19,435	3,488
	(116,355)	(136,782)
Net Income	$329,045	$230,197
Earnings per Share:
Basic	$1.52	$1.05
Diluted	$1.52	$1.04
Weighted-Average Shares Outstanding:
Basic	216,089	219,770
Diluted	217,040	220,886
Comprehensive Income
Net Income	$329,045	$230,197
Other comprehensive income (loss):
Foreign currency translation adjustments	4,380	(19,803)
Change in defined benefit plans	(7,097)	2,249
Gain (loss) on cash flow derivative hedges	159,088	(58,476)
Total other comprehensive income (loss)	156,371	(76,030)
Comprehensive Income	$485,416	$154,167

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of
	June 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$175,164	$121,565
Trade and other receivables, net	215,804	238,972
Inventories	112,380	121,332
Prepaid expenses and other assets	265,063	220,579
Derivative financial instruments	3,592	134,574
Assets held for sale	85,935	—
Total current assets	857,938	837,022
Property and equipment, net	20,185,878	18,777,778
Goodwill	288,399	286,764
Other assets	1,139,278	880,479
	$22,471,493	$20,782,043
Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$895,411	$899,542
Accounts payable	319,606	302,072
Accrued interest	47,415	38,325
Accrued expenses and other liabilities	551,293	658,601
Derivative financial instruments	237,743	651,866
Customer deposits	2,222,196	1,742,286
Liabilities held for sale	99,967	—
Total current liabilities	4,373,631	4,292,692
Long-term debt	9,153,499	7,627,701
Other long-term liabilities	798,698	798,611
Commitments and contingencies (Note 7)
Shareholders’ equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 234,566,541 and 233,905,166 shares issued, June 30, 2016 and December 31, 2015, respectively)	2,346	2,339
Paid-in capital	3,306,685	3,297,619
Retained earnings	7,112,096	6,944,862
Accumulated other comprehensive loss	(1,172,062)	(1,328,433)
Treasury stock (19,312,522 and 15,911,971 common shares at cost, June 30, 2016 and December 31, 2015, respectively)	(1,103,400)	(853,348)
Total shareholders’ equity	8,145,665	8,063,039
	$22,471,493	$20,782,043
.

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2016	2015
Operating Activities
Net income	$329,045	$230,197
Adjustments:
Depreciation and amortization	432,384	406,936
Net deferred income tax expense	348	2,534
Loss on derivative instruments not designated as hedges	3,979	16,902
Changes in operating assets and liabilities:
Decrease in trade and other receivables, net	33,929	54,272
Decrease (increase) in inventories	1,394	(17,523)
Increase in prepaid expenses and other assets	(47,056)	(58,722)
Increase in accounts payable	41,173	14,668
Increase in accrued interest	9,090	4,998
Increase (decrease) in accrued expenses and other liabilities	21,839	(39,474)
Increase in customer deposits	467,539	405,752
Dividends received from unconsolidated affiliates	23,878	3,981
Other, net	(46,630)	15,824
Net cash provided by operating activities	1,270,912	1,040,345
Investing Activities
Purchases of property and equipment	(2,047,195)	(1,151,616)
Cash paid on settlement of derivative financial instruments	(161,307)	(118,521)
Investments in and loans to unconsolidated affiliates	—	(54,250)
Cash received on loans to unconsolidated affiliates	14,923	120,297
Other, net	(18,871)	(12,482)
Net cash used in investing activities	(2,212,450)	(1,216,572)
Financing Activities
Debt proceeds	5,300,561	2,376,001
Debt issuance costs	(70,406)	(41,171)
Repayments of debt	(3,738,905)	(1,992,232)
Purchases of treasury stock	(250,051)	—
Dividends paid	(243,557)	(197,718)
Proceeds from exercise of common stock options	1,512	5,067
Other, net	1,309	1,156
Net cash provided by financing activities	1,000,463	151,103
Effect of exchange rate changes on cash	9,195	(4,757)
Net increase (decrease) in cash and cash equivalents	68,120	(29,881)
Cash and cash equivalents at beginning of period	121,565	189,241
Less: Cash and cash equivalents attributed to assets held for sale	(14,521)	—
Cash and cash equivalents at end of period	$175,164	$159,360
Supplemental Disclosure
Cash paid during the period for:
Interest, net of amount capitalized	$116,531	$120,089
Non-cash Investing Activities
Notes receivable issued upon sale of property and equipment	$213,042	$—

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

Note 1. General

Description of Business

We are a global cruise company.  As of June 30, 2016, we owned Royal Caribbean International, Celebrity Cruises, Pullmantur, Azamara Club Cruises, CDF Croisières de France and a 50% joint venture interest in TUI Cruises.

Sale of Controlling Interest in Pullmantur

In July 2016, we sold 51% of our interest in Pullmantur and CDF Croisières de France. We retained a 49% interest in these businesses as well as full ownership of the vessels currently operated by the brands, which will be bareboat chartered to Pullmantur and CDF Croisières de France. We will also provide certain ship management services to these businesses. As a result of the sale of a majority interest in these businesses, we expect to recognize an immaterial gain and we will no longer consolidate these businesses in our consolidated financial statements. In addition, we also continue to retain full ownership of the aircraft, which were not impacted by this sales transaction. Our investment in these businesses will be accounted for under the equity method of accounting.

The sale did not represent a strategic shift that will have a major effect on our operations and financial results, as we continue to provide similar itineraries to and source passengers from the markets served by the Pullmantur and Croisières de France businesses. Therefore, the sale of these businesses did not meet the criteria for discontinued operations reporting. Due to the change in the nature of the cash flows to be generated by the Pullmantur vessels, we also reviewed the vessels for impairment. We determined that the undiscounted future cash flows of the vessels exceeded their carrying value; therefore, no impairment was required. Pullmantur and CDF Croisières de France met the accounting criteria to be classified as held for sale during the second quarter of 2016 and accordingly all assets and liabilities of these businesses have been reclassified to Assets held for sale and Liabilities held for sale as of June 30, 2016 on our consolidated balance sheets.

The major classes of assets and liabilities of Pullmantur and CDF Croisières de France included in our consolidated balance sheet as of June 30, 2016 were as follows (in thousands):

Assets
Cash and cash equivalents	$14,521
Trade and other receivables, net	43,466
Inventories	6,943
Prepaid expenses and other assets	14,912
Property and equipment, net	4,436
Other assets	1,657
Total assets held for sale	$85,935
Liabilities
Accounts payable	$27,691
Accrued expenses and other liabilities	42,873
Customer deposits	26,323
Other liabilities	3,080
Total liabilities held for sale	$99,967

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

Prior to January 1, 2016, we consolidated the operating results of Pullmantur and CDF Croisières de France on a two-month reporting lag to allow for more timely preparation of our consolidated financial statements. Effective January 1, 2016, we eliminated the two-month reporting lag to reflect Pullmantur's and CDF Croisières de France's financial position, results of operations and cash flows concurrently and consistently with the fiscal calendar of the Company ("elimination of the Pullmantur reporting lag"). The elimination of the Pullmantur reporting lag represents a change in accounting principle which we believe to be preferable because it provides more current information to the users of our financial statements. A change in accounting principle requires retrospective application, if material. The impact of the elimination of the reporting lag was immaterial to prior periods and is expected to be immaterial for our fiscal year ended December 31, 2016. As a result, we have accounted for this change in accounting principle in our consolidated results for the first six months of 2016. Accordingly, the results of Pullmantur and CDF Croisières de France for November and December 2015, in addition to the six months ended June 30, 2016, are included in our statement of comprehensive income (loss) for the six months ended June 30, 2016. The effect of this change was a decrease to net income of $21.7 million and this amount is reported within Other income in our consolidated statements of comprehensive income (loss) for the six months ended June 30, 2016.

Note 2. Summary of Significant Accounting Policies

Recent Accounting Pronouncements

In May 2014, amended GAAP guidance was issued to clarify the principles used to recognize revenue for all entities. The guidance is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not comprehensively addressed in the prior accounting guidance. Subsequent to the release of this guidance, amended GAAP guidance was issued to provide clarification and additional guidance related to revenue recognition. The revenue recognition guidance discussed above must be applied using one of two retrospective application methods and will be effective for our annual reporting period beginning after December 15, 2017, including interim periods therein. Early adoption is permitted for our annual reporting period beginning after December 15, 2016, including interim periods therein. We are currently evaluating the impact, if any, of the adoption of the revenue recognition guidance to our consolidated financial statements.

In August 2014, GAAP guidance was issued requiring management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. This guidance will be effective for our annual reporting period ending after December 15, 2016 and for annual periods and interim periods thereafter. Early adoption is permitted. The adoption of this guidance is not expected to have an impact to our consolidated financial statements.

In July 2015, amended GAAP guidance was issued to simplify the measurement of inventory for all entities. The amendments apply to all inventory that is measured using first-in, first-out or average cost. The guidance requires an entity to measure inventory at the lower of cost and net realizable value. The guidance must be applied prospectively and will be effective for our interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted as of the beginning of an interim or annual reporting period. The adoption of this guidance is not expected to have a material impact to our consolidated financial statements.
In November 2015, amended GAAP guidance was issued to simplify the presentation of deferred income taxes. The amendments require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position and eliminates the classification between current and noncurrent amounts. The guidance will be effective for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. An entity can elect to adopt the amendments either prospectively or retrospectively. Early adoption is permitted as of the beginning of an interim or annual reporting period. The adoption of this guidance is not expected to have a material impact to our consolidated financial statements.
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

In March 2016, amended GAAP guidance was issued to simplify the transition to the equity method of accounting. The amendments eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations and retained earnings retroactively on a step-by step basis as if the equity method had been in effect during all previous periods that the investment had been held. The guidance must be applied prospectively and will be effective for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. The adoption of this newly issued guidance is not expected to have a material impact to our consolidated financial statements, but could have an impact on our accounting for equity method investments in the future.

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

In June 2016, amended GAAP guidance was issued to address expected credit losses on financial instruments and other commitments. The amendment requires financial assets and net investment leases that are currently measured at amortized cost basis be presented at the net amount expected to be collected. The guidance must be applied using the modified-retrospective approach and will be effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods. Early adoption is permitted beginning after December 15, 2018. The adoption of this newly issued guidance is not expected to have a material impact to our consolidated financial statements.

Other

Revenues and expenses include port costs that vary with guest head counts. The amounts of such port costs included in Passenger ticket revenues on a gross basis were $140.0 million and $141.7 million for the second quarters of 2016 and 2015, respectively, and $284.4 million and $268.8 million for the six months ended June 30, 2016 and 2015, respectively.

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

For the six months ended June 30, 2015, $4.0 million has been reclassified in the consolidated statements of cash flows from Other, net to Dividends received from unconsolidated affiliates within Net cash provided by operating activities in order to conform to the current year presentation.

Note 3. Earnings Per Share

A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income for basic and diluted earnings per share	$229,905	$184,967	$329,045	$230,197
Weighted-average common shares outstanding	215,265	219,913	216,089	219,770
Dilutive effect of stock options, performance share awards and restricted stock awards	866	989	951	1,116
Diluted weighted-average shares outstanding	216,131	220,902	217,040	220,886
Basic earnings per share	$1.07	$0.84	$1.52	$1.05
Diluted earnings per share	$1.06	$0.84	$1.52	$1.04

There were no antidilutive shares for the quarters and six month periods ended June 30, 2016 and June 30, 2015, respectively.

Note 4. Property and Equipment

In April 2016, we completed the previously announced sale of Splendour of the Seas to TUI Cruises for €188 million, or $213 million. Concurrent with the acquisition, TUI Cruises leased the ship to Thomson Cruises, an affiliate of TUI AG, our joint venture partner, who will operate the ship. The sale resulted in an immaterial gain.

In June 2016, we entered into an agreement to sell a ship to Thomson Cruises for $230.0 million in cash. The sale is scheduled to be completed in March 2017 in order to retain the future revenues to be generated for sailings through that date. We expect to recognize a gain on the sale, which we do not expect will have a material effect to our consolidated financial statements.

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

We have determined that TUI Cruises GmbH, our 50%-owned joint venture, which operates the brand TUI Cruises, is a VIE. As of June 30, 2016, the net book value of our investment in TUI Cruises was approximately $514.9 million, consisting of $305.9 million in equity and a loan of $209.0 million. The loan is in connection with the sale of Splendour of the Seas, in the amount of the sales price, which was completed in April 2016 and is to be repaid to us over 10 years. The term loan is 50% guaranteed by TUI AG and is secured by a first priority mortgage on the ship. Interest accrues at the rate of 6.25% per annum. Refer to Note 4. Property and Equipment for further information. As of December 31, 2015, our equity investment in TUI Cruises was approximately $293.8 million. The majority of these amounts were included within Other assets in our consolidated balance sheets.

 In addition, we and TUI AG, our joint venture partner, have each guaranteed the repayment of 50% of a bank loan. As of June 30, 2016, the outstanding principal amount of the loan was €126.9 million, or approximately $141.0 million based on the exchange rate at June 30, 2016. While this loan matures in May 2022, the lenders have agreed to release each shareholder's guarantee in 2018. The loan amortizes quarterly and is secured by first mortgages on the Mein Schiff 1 and Mein Schiff 2 vessels. Based on current facts and circumstances, we do not believe potential obligations under our guarantee of this bank loan are probable.

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

As of June 30, 2016, TUI Cruises has three newbuild ships on order scheduled to be delivered in each of 2017, 2018 and 2019. TUI Cruises has in place agreements for the secured financing of each of the ships on order for up to 80% of the contract price. Finnvera, the official export credit agency of Finland, has agreed to guarantee to the lenders payment of 95% of each financing. The remaining portion of the contract price of the ships is expected to be funded through an existing €150.0 million bank facility and TUI Cruises’ cash flows from operations. The various ship construction and financing agreements include certain restrictions on each of our and TUI AG’s ability to reduce our current ownership interest in TUI Cruises below 37.55% through 2021.

We have determined that Grand Bahama Shipyard Ltd. (“Grand Bahama”), a ship repair and maintenance facility in which we have a 40% noncontrolling interest, is a VIE. The facility serves cruise and cargo ships, oil and gas tankers and offshore units.  We utilize this facility, among other ship repair facilities, for our regularly scheduled drydocks and certain emergency repairs as may be required. During the quarter and six months ended June 30, 2016, we made payments of $12.3 million and $33.4 million, respectively, to Grand Bahama for ship repair and maintenance services. We have determined that we are not the primary beneficiary of this facility as we do not have the power to direct the activities that most significantly impact the facility’s economic performance. Accordingly, we do not consolidate this entity and we account for this investment under the equity method of accounting. As of June 30, 2016, the net book value of our investment in Grand Bahama was approximately $47.9 million, consisting of $24.1 million in equity and a loan of $23.8 million. As of December 31, 2015, the net book value of our investment in Grand Bahama was approximately $51.2 million, consisting of $12.6 million in equity and a loan of $38.6 million. These amounts represent our maximum exposure to loss related to our investment in Grand Bahama. Our debt agreement with Grand Bahama was amended during the quarter ended March 31, 2016 to extend the maturity by 10 years and increase the applicable interest rate to the lower of (i) LIBOR plus 3.50% and (ii) 5.5%. Interest payable on the loan is due on a semi-annual basis. We continue to classify the loan, as modified, as non-accrual status. The loan balance is included within Other assets in our consolidated balance sheets. During the quarter and six months ended June 30, 2016, we received principal payments of approximately $7.7 million and $14.8 million, respectively. We monitor credit risk associated with the loan through our participation on Grand Bahama’s board of directors along with our review of Grand Bahama’s financial statements and projected cash flows. Based on this review, we believe the risk of loss associated with the outstanding loan is not probable as of June 30, 2016.

We have determined that Skysea Holding International Ltd. ("Skysea Holding"), in which we have a 35% noncontrolling interest, is a VIE for which we are not the primary beneficiary, as we do not have the power to direct the activities that most significantly impact the entity's economic performance. Accordingly, we do not consolidate this entity and we account for this investment under the equity method of accounting. In December 2014, we and Ctrip.com International Ltd, which also owns 35% of Skysea Holding, each provided a debt facility to a wholly owned subsidiary of Skysea Holding in the amount of $80.0 million. Interest under these facilities, which mature in January 2030, initially accrues at a rate of 3.0% per annum with an increase of at least 0.5% every two years through maturity. The facilities, which are pari passu to each other, are each 100% guaranteed by Skysea Holding and are secured by first priority mortgages on the ship, Golden Era. As of June 30, 2016, the net book value of our investment in Skysea Holding and its subsidiaries was approximately $94.8 million, consisting of $13.6 million in equity and a loan of $81.2 million. As of December 31, 2015, the net book value of our investment in Skysea Holding and its subsidiaries was approximately $99.8 million, consisting of $17.3 million in equity and a loan of $82.4 million. The majority of these amounts were included within Other assets in our consolidated balance sheets and represent our maximum exposure to loss related to our investment in Skysea Holding.

Our share of income from investments accounted for under the equity method of accounting, including the entities discussed above, was $27.3 million and $14.7 million for the quarters ended June 30, 2016 and June 30, 2015, respectively, and $48.3 million and $23.8 million for the six months ended June 30, 2016 and June 30, 2015, respectively, and was recorded within Other income (expense). We received $23.1 million and $2.8 million of dividends from our equity method investees for the quarters ended June 30, 2016 and June 30, 2015, respectively, and $23.9 million and $4.0 million for the six months ended June 30, 2016 and June 30, 2015, respectively. We also provide ship management and procurement services to TUI Cruises GmbH and Skysea Holding and recorded $4.2 million and $5.9 million in revenues and $3.0 million and $6.4 million in expenses for these services during the quarters ended June 30, 2016 and June 30, 2015, respectively, and $8.6 million and $11.6 million in revenues and $6.5 million and $9.5 million in expenses for these services during the six months ended June 30, 2016 and June 30, 2015, respectively. These amounts were recorded within Onboard and other revenues and Other operating expenses, respectively.

Note 6. Long-Term Debt

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

In February 2016, we agreed with the lenders on our €365.0 million unsecured term loan due 2017 to convert €247.5 million, or $273.2 million, of the outstanding principal balance from Euro to US dollars. Interest on the new US dollar tranche accrues at a floating rate based on LIBOR plus the applicable margin. The balance of the facility of €117.5 million will remain outstanding in Euro and will continue to accrue interest at a floating rate based on EURIBOR, subject to a 0% floor, plus the applicable margin. The applicable margin varies with our debt rating and was 1.75% as of June 30, 2016. The amendment did not result in the extinguishment of debt.

In April 2016, we took delivery of Ovation of the Seas. To finance the purchase, we borrowed $841.8 million under a previously committed unsecured term loan which is 95% guaranteed by Euler Hermes Deutschland AG ("Hermes"), the official export credit agency of Germany. The loan amortizes semi-annually over 12 years and bears interest at LIBOR plus a margin of 1.00%, totaling 1.91% as of June 30, 2016. During 2015, we entered into forward-starting interest rate swap agreements which effectively converted $830.0 million of the loan from the floating rate available to us per the credit agreement to a fixed rate, including the applicable margin, of 3.16% effective from April 2016 through the maturity of the loan. See Note 10. Fair Value Measurements and Derivative Instruments for further information regarding these agreements.

In April 2016, we entered into and drew in full on a credit agreement which provides an unsecured term loan in the amount of $200 million. The loan is due and payable at maturity in April 2017. Interest on the loan accrues at a floating rate based on LIBOR plus a margin of 1.30%, totaling 1.75% as of June 30, 2016. The proceeds from this loan were used to repay amounts outstanding under our unsecured revolving credit facilities.

In May 2016, we took delivery of Harmony of the Seas. To finance the purchase, we borrowed an unsecured Euro-denominated term loan in the amount of €700.7 million, or $778.8 million based on the exchange rate at June 30, 2016, and an unsecured US dollar-denominated term loan in the amount of $226.1 million under previously committed credit agreements. Both of the facilities are 100% guaranteed by Compagnie Francaise d’Assurance pour le Commerce Extérieur (“COFACE”), the official export credit agency of France. The Euro-denominated term loan amortizes semi-annually over 12 years and bears interest at EURIBOR, subject to a 0% floor, plus the applicable margin of 1.15%, totaling 1.15% as of June 30, 2016. The US dollar-denominated term loan amortizes semi-annually over 12 years and bears interest at a fixed rate of 2.53%. During 2015, we entered into forward-starting interest rate swap agreements which effectively converted €693.4 million, or $770.7 million based on the exchange rate at June 30, 2016, of the Euro-denominated term loan from the floating rate per the credit agreement to a fixed rate, including the applicable margin, of 2.26% effective from May 2016 through the maturity of the loan. See Note 10. Fair Value Measurements and Derivative Instruments for further information regarding these agreements.

Note 7. Commitments and Contingencies

In June 2016, we entered into credit agreements for the unsecured financing of our two "Project Edge" ships for up to 80% of each ship’s contract price through facilities to be guaranteed 100% by COFACE. The ships are expected to enter service in the second half of 2018 and the first half of 2020, respectively. Under these financing arrangements, we have the right, but not the obligation, to satisfy the obligations to be incurred upon delivery and acceptance of each vessel under the shipbuilding contract by assuming, at delivery and acceptance, the debt indirectly incurred by the shipbuilder during the construction of each ship. The maximum loan amount under each facility is not to exceed the US dollar equivalent of €622.6 million and €652.6 million, or approximately $692.0 million and $725.4 million, respectively, based on the exchange rate at June 30, 2016, for the first "Project Edge" ship delivery and the second "Project Edge" ship delivery, respectively. The loans will amortize semi-annually and will mature 12 years following delivery of each ship. Interest on the loans will accrue at a fixed rate of 3.23%.

In May 2016, we signed a memorandum of understanding with STX France to build a fifth Oasis-class ship expected to be delivered in the first half of 2021, and two additional "Project Edge" ships expected to be delivered in the second half of each of 2021 and 2022. These orders are contingent upon completion of customary conditions, including documentation and financing.

As of June 30, 2016, the aggregate cost of our ships on firm order, not including the TUI Cruises' ships on order and those subject to conditions to effectiveness, was approximately $5.3 billion, of which we had deposited $151.5 million as of such date. Approximately 65.1% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at June 30, 2016. Refer to Note 10. Fair Value Measurements and Derivative Instruments for further information.

In July 2016, we executed an agreement with Miami Dade County (“MDC”), which was subsequently assigned to Sumitomo Banking Corporation (“SMBC”), to lease land from MDC and construct a new cruise terminal at PortMiami in Miami, Florida. The terminal is expected to be approximately 170,000 square-feet and will serve as a homeport to the Royal Caribbean International brand. During the construction period, expected to be approximately 42 months, SMBC will fund the costs of the terminal’s construction and land lease. Upon completion of the terminal's construction, we will operate and lease the terminal from SMBC for a five-year term. We determined that the lease arrangement between SMBC and us should be accounted for as an operating lease upon completion of the terminal.
Litigation

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

Note 8. Shareholders’ Equity

During the first and second quarters of 2016, we declared and paid a cash dividend on our common stock of $0.375 per share. During the first quarter of 2016, we also paid a cash dividend on our common stock of $0.375 per share which was declared during the fourth quarter of 2015.

During the first and second quarters of 2015, we declared and paid a cash dividend on our common stock of $0.30 per share. During the first quarter of 2015, we also paid a cash dividend on our common stock of $0.30 per share which was declared during the fourth quarter of 2014.

In October 2015, our board of directors authorized a common stock repurchase program for up to $500 million. The timing and number of shares purchased depend on a variety of factors including price and market conditions. During the first and second quarters of 2016, we purchased 2.8 million and 0.6 million shares, respectively, for a total of $200.0 million and $50.0 million, respectively, in open market transactions. These transactions were recorded within Treasury stock in our consolidated balance sheet. Following these repurchases, as well as the $200.0 million of stock repurchased during the fourth quarter of 2015, we have $50 million that remains available for future stock repurchase transactions under our Board approved program. Future stock repurchase transactions could include open market purchases or accelerated share repurchases. We expect to complete the program by the end of 2016.

Note 9. Changes in Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2016 and 2015 (in thousands):

	Accumulated Other Comprehensive Income (Loss) for the Six Months Ended June 30, 2016				Accumulated Other Comprehensive Income (Loss) for the Six Months Ended June 30, 2015
	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated comprehensive loss at beginning of the year	$(1,232,073)	$(26,447)	$(69,913)	$(1,328,433)	$(826,026)	$(31,207)	$(39,761)	$(896,994)
Other comprehensive (loss) income before reclassifications	(24,062)	(8,184)	4,380	(27,866)	(183,646)	1,249	(19,803)	(202,200)
Amounts reclassified from accumulated other comprehensive loss	183,150	1,087	—	184,237	125,170	1,000	—	126,170
Net current-period other comprehensive income (loss)	159,088	(7,097)	4,380	156,371	(58,476)	2,249	(19,803)	(76,030)
Ending balance	$(1,072,985)	$(33,544)	$(65,533)	$(1,172,062)	$(884,502)	$(28,958)	$(59,564)	$(973,024)

The following table presents reclassifications out of accumulated other comprehensive income (loss) for the quarters and six months ended June 30, 2016 and 2015 (in thousands):

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
Details About Accumulated Other Comprehensive Income (Loss) Components	Quarter Ended June 30, 2016	Quarter Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	Affected Line Item in Statements of Comprehensive Income (Loss)
Loss on cash flow derivative hedges:
Interest rate swaps	$(10,938)	$(9,962)	$(20,066)	$(16,748)	Interest expense, net of interest capitalized
Foreign currency forward contracts	(1,980)	(685)	(2,698)	(1,402)	Depreciation and amortization expenses
Foreign currency forward contracts	(12,830)	(239)	(6,742)	(477)	Other income (expense)
Foreign currency forward contracts	(207)	—	(207)	—	Other operating
Foreign currency collar options	(601)	(435)	(1,204)	(435)	Depreciation and amortization expenses
Fuel swaps	13,933	—	6,597	—	Other income (expense)
Fuel swaps	(68,129)	(52,416)	(158,830)	(106,108)	Fuel
	(80,752)	(63,737)	(183,150)	(125,170)
Amortization of defined benefit plans:
Actuarial loss	(285)	(354)	(1,087)	(707)	Payroll and related
Prior service costs	—	(84)	—	(293)	Payroll and related
	(285)	(438)	(1,087)	(1,000)
Total reclassifications for the period	$(81,037)	$(64,175)	$(184,237)	$(126,170)

Note 10. Fair Value Measurements and Derivative Instruments

Fair Value Measurements

The estimated fair value of our financial instruments that are not measured at fair value, categorized based upon the fair value hierarchy, are as follows (in thousands):

	Fair Value Measurements at June 30, 2016 Using					Fair Value Measurements at December 31, 2015 Using
Description	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Cash and cash equivalents(4)	$175,164	$175,164	$175,164	$—	$—	$121,565	$121,565	$121,565	$—	$—
Cash attributed to assets held for sale(4)	$14,521	14,521	14,521	—	—	—	—	—	—	—
Total Assets	$189,685	$189,685	$189,685	$—	$—	$121,565	$121,565	$121,565	$—	$—
Liabilities:
Long-term debt (including current portion of long-term debt)(5)	$10,004,487	$10,526,958	$1,202,286	$9,324,672	$—	$8,478,473	$8,895,009	$1,536,629	$7,358,380	$—
Total Liabilities	$10,004,487	$10,526,958	$1,202,286	$9,324,672	$—	$8,478,473	$8,895,009	$1,536,629	$7,358,380	$—

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
(3) Inputs that are unobservable. The Company did not use any Level 3 inputs as of June 30, 2016 and December 31, 2015.
(4) Consists of cash and marketable securities with original maturities of less than 90 days.
(5) Consists of unsecured revolving credit facilities, senior notes, senior debentures and term loans. Does not include our capital lease obligations.

Other Financial Instruments

The carrying amounts of accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value at June 30, 2016 and December 31, 2015.

Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2016 Using				Fair Value Measurements at December 31, 2015 Using
Description	Total	Level 1(1)	Level 2(2)	Level 3(3)	Total	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Derivative financial instruments(4)	$41,633	$—	$41,633	$—	$134,574	$—	$134,574	$—
Investments(5)	$3,697	3,697	—	—	$3,965	3,965	—	—
Total Assets	$45,330	$3,697	$41,633	$—	$138,539	$3,965	$134,574	$—
Liabilities:
Derivative financial instruments(6)	$614,150	$—	$614,150	$—	$1,044,292	$—	$1,044,292	$—
Total Liabilities	$614,150	$—	$614,150	$—	$1,044,292	$—	$1,044,292	$—

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
(3) Inputs that are unobservable. The Company did not use any Level 3 inputs as of June 30, 2016 and December 31, 2015.
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

The reported fair values are based on a variety of factors and assumptions. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of June 30, 2016 or December 31, 2015, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.

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

As of June 30, 2016 and December 31, 2015, no cash collateral was received or pledged under our ISDA agreements. See Credit Related Contingent Features for further discussion on contingent collateral requirements for our derivative instruments.

The following table presents information about the Company’s offsetting of financial assets under master netting agreements with derivative counterparties:

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of June 30, 2016				As of December 31, 2015
	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Received	Net Amount of Derivative Assets
(In thousands)
Derivatives subject to master netting agreements	$41,633	$(41,633)	$—	$—	$134,574	$(129,815)	$—	$4,759
Total	$41,633	$(41,633)	$—	$—	$134,574	$(129,815)	$—	$4,759

The following table presents information about the Company’s offsetting of financial liabilities under master netting agreements with derivative counterparties:

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of June 30, 2016				As of December 31, 2015
	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Pledged	Net Amount of Derivative Liabilities
(In thousands)
Derivatives subject to master netting agreements	$(614,150)	$41,633	$—	$(572,517)	$(1,044,292)	$129,815	$—	$(914,477)
Total	$(614,150)	$41,633	$—	$(572,517)	$(1,044,292)	$129,815	$—	$(914,477)

Concentrations of Credit Risk

We monitor our credit risk associated with financial and other institutions with which we conduct significant business and, to minimize these risks, we select counterparties with credit risks acceptable to us and we seek to limit our exposure to an individual counterparty. Credit risk, including but not limited to counterparty nonperformance under derivative instruments, our credit facilities and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions, insurance companies and export credit agencies many of which we have long-term relationships with and which have credit risks acceptable to us or where the credit risk is spread out among a large number of counterparties. As of June 30, 2016, we did not have any exposure under our derivative instruments. As of December 31, 2015, we had counterparty credit risk exposure under our derivative instruments of approximately $4.8 million, which was limited to the cost of replacing the contracts in the event of non-performance by the counterparties to the contracts, the majority of which are currently our lending banks. We do not anticipate nonperformance by any of our significant counterparties. In addition, we have established guidelines we follow regarding credit ratings and instrument maturities to maintain safety and liquidity. We do not normally require collateral or other security to support credit relationships; however, in certain circumstances this option is available to us.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our long-term debt obligations including future interest payments. At June 30, 2016 and December 31, 2015, approximately 40.0% and 31.2%, respectively, of our long-term debt was effectively fixed. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense.

Market risk associated with our long-term fixed rate debt is the potential increase in fair value resulting from a decrease in interest rates. We use interest rate swap agreements that effectively convert a portion of our fixed-rate debt to a floating-rate basis to manage this risk. At June 30, 2016 and December 31, 2015, we maintained interest rate swap agreements on the following fixed-rate debt instruments:

Debt Instrument	Swap Notional as of June 30, 2016 (in thousands)	Maturity	Debt Fixed Rate	Swap Floating Rate: LIBOR plus	All-in Swap Floating Rate as of June 30, 2016
Oasis of the Seas term loan	$192,500	October 2021	5.41%	3.87%	4.78%
Unsecured senior notes	650,000	November 2022	5.25%	3.63%	4.26%
	$842,500

These interest rate swap agreements are accounted for as fair value hedges.

Market risk associated with our long-term floating rate debt is the potential increase in interest expense from an increase in interest rates. We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage this risk. At June 30, 2016 and December 31, 2015, we maintained interest rate swap agreements on the following floating-rate debt instruments:

Debt Instrument	Swap Notional as of June 30, 2016 (in thousands)	Maturity	Debt Floating Rate		All-in Swap Fixed Rate
Celebrity Reflection term loan	$463,604	October 2024	LIBOR plus	0.40%	2.85%
Quantum of the Seas term loan	643,125	October 2026	LIBOR plus	1.30%	3.74%
Anthem of the Seas term loan	664,583	April 2027	LIBOR plus	1.30%	3.86%
Ovation of the Seas term loan	830,000	April 2028	LIBOR plus	1.00%	3.16%
Harmony of the Seas term loan (1)	770,714	May 2028	EURIBOR plus	1.15%	2.26%
	$3,372,026

(1) Interest rate swap agreements hedging the Euro-denominated term loan for Harmony of the Seas include swap EURIBOR zero-floors matching the hedged debt EURIBOR zero-floor. Amount presented is based on the exchange rate as of June 30, 2016.

These interest rate swap agreements are accounted for as cash flow hedges.

The notional amount of interest rate swap agreements related to outstanding debt and on our current unfunded financing arrangements as of June 30, 2016 and December 31, 2015 was $4.2 billion and $4.3 billion, respectively.

Foreign Currency Exchange Rate Risk

Derivative Instruments

Our primary exposure to foreign currency exchange rate risk relates to our ship construction contracts denominated in Euros, our foreign currency denominated debt and our international business operations. We enter into foreign currency forward contracts, collar options and cross currency swap agreements to manage portions of the exposure to movements in foreign currency exchange rates. As of June 30, 2016, the aggregate cost of our ships on firm order, not including the TUI Cruises' ships on order and those subject to conditions to effectiveness, was approximately $5.3 billion, of which we had deposited $151.5 million as of such date. At June 30, 2016 and December 31, 2015, approximately 65.1% and 58.2%, respectively, of the aggregate cost of the ships under construction was exposed to fluctuations in the Euro exchange rate. The majority of our foreign currency forward contracts, collar options and cross currency swap agreements are accounted for as cash flow, fair value or net investment hedges depending on the designation of the related hedge.

On a regular basis, we enter into foreign currency forward contracts and, from time to time, we utilize cross-currency swap agreements to minimize the volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than our functional currency or the functional currencies of our foreign subsidiaries. During the second quarter of 2016, we maintained an average of approximately $532.6 million of these foreign currency forward contracts. These instruments are not designated as hedging instruments. Changes in the fair value of the foreign currency forward contracts resulted in a (loss) gain, of approximately $(24.7) million and $11.2 million during the quarters ended June 30, 2016 and June 30, 2015, respectively, and approximately $(9.3) million and $(16.9) million, during the six months ended June 30, 2016 and June 30, 2015, respectively, that were recognized in earnings within Other income (expense) in our consolidated statements of comprehensive income (loss).

The notional amount of outstanding foreign exchange contracts including our forward contracts as of June 30, 2016 and December 31, 2015 was $1.0 billion and $2.4 billion, respectively.

Non-Derivative Instruments

We also address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries’ and investments’ functional currencies and designating it as a hedge of these subsidiaries and investments. We had designated debt as a hedge of our net investments in TUI Cruises of approximately €260.8 million, or approximately $289.9 million, as of June 30, 2016.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates primarily to the consumption of fuel on our ships. We use fuel swap agreements to mitigate the financial impact of fluctuations in fuel prices.

Our fuel swap agreements are accounted for as cash flow hedges. At June 30, 2016, we have hedged the variability in future cash flows for certain forecasted fuel transactions occurring through 2020. As of June 30, 2016 and December 31, 2015, we had the following outstanding fuel swap agreements:

	Fuel Swap Agreements
	As of June 30, 2016	As of December 31, 2015
	(metric tons)
2016	456,000	930,000
2017	854,000	854,000
2018	583,000	583,000
2019	458,000	231,000
2020	232,000	—

	Fuel Swap Agreements
	As of June 30, 2016	As of December 31, 2015
	(% hedged)
Projected fuel purchases:
2016	64%	65%
2017	60%	59%
2018	40%	40%
2019	30%	15%
2020	15%	—

At June 30, 2016 and December 31, 2015, $219.4 million and $321.0 million, respectively, of estimated unrealized net loss associated with our cash flow hedges pertaining to fuel swap agreements were expected to be reclassified to earnings from Accumulated other comprehensive loss within the next twelve months. Reclassification is expected to occur as the result of fuel consumption associated with our hedged forecasted fuel purchases.

The fair value and line item caption of derivative instruments recorded within our consolidated balance sheets were as follows:

	Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of June 30, 2016	As of December 31, 2015	Balance Sheet Location	As of June 30, 2016	As of December 31, 2015
		Fair Value	Fair Value		Fair Value	Fair Value
(In thousands)
Derivatives designated as hedging instruments under ASC 815-20(1)
Interest rate swaps	Other assets	$23,032	$—	Other long-term liabilities	$164,060	$67,371
Foreign currency forward contracts	Derivative financial instruments	—	93,996	Derivative financial instruments	9,548	320,873
Foreign currency forward contracts	Other assets	—	—	Other long-term liabilities	17,488	—
Fuel swaps	Derivative financial instruments	—	—	Derivative financial instruments	211,973	307,475
Fuel swaps	Other assets	15,009	—	Other long-term liabilities	194,859	325,055
Total derivatives designated as hedging instruments under 815-20		38,041	93,996		597,928	1,020,774
Derivatives not designated as hedging instruments under ASC 815-20
Foreign currency forward contracts	Derivative financial instruments	$—	$32,339	Derivative financial instruments	$—	$—
Fuel swaps	Derivative financial instruments	3,592	8,239	Derivative financial instruments	16,222	23,518
Total derivatives not designated as hedging instruments under 815-20		3,592	40,578		16,222	23,518
Total derivatives		$41,633	$134,574		$614,150	$1,044,292

(1) Accounting Standard Codification 815-20 “Derivatives and Hedging.”

The carrying value and line item caption of non-derivative instruments designated as hedging instruments recorded within our consolidated balance sheets were as follows:

		Carrying Value
Non-derivative instrument designated as hedging instrument under ASC 815-20	Balance Sheet Location	As of June 30, 2016	As of December 31, 2015
(In thousands)
Foreign currency debt	Current portion of long-term debt	$32,450	$—
Foreign currency debt	Long-term debt	257,407	—
		$289,857	$—

The effect of derivative instruments qualifying and designated as hedging instruments and the related hedged items in fair value hedges on the consolidated statements of comprehensive income (loss) was as follows:

Derivatives and Related Hedged Items under ASC 815-20 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative and Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative				Amount of Gain (Loss) Recognized in Income on Hedged Item
		Quarter Ended June 30, 2016	Quarter Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	Quarter Ended June 30, 2016	Quarter Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
(In thousands)
Interest rate swaps	Interest expense, net of interest capitalized	$1,976	$2,872	$4,338	$5,848	$3,278	$3,925	$7,203	$7,807
Interest rate swaps	Other income (expense)	9,986	(15,713)	36,254	(561)	(8,601)	14,348	(32,301)	2,007
		$11,962	$(12,841)	$40,592	$5,287	$(5,323)	$18,273	$(25,098)	$9,814

The effect of derivative instruments qualifying and designated as cash flow hedging instruments on the consolidated financial statements was as follows:

Derivatives under ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Loss) on Derivative (Effective Portion)				Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Effective Portion)
	Quarter Ended June 30, 2016	Quarter Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015		Quarter Ended June 30, 2016	Quarter Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
(In thousands)
Interest rate swaps	$(35,732)	$29,666	$(133,103)	$(6,149)	Interest expense, net of interest capitalized	$(10,938)	$(9,962)	$(20,066)	$(16,748)
Foreign currency forward contracts	(34,738)	42,229	11,310	(130,593)	Depreciation and amortization expenses	(1,980)	(685)	(2,698)	(1,402)
Foreign currency forward contracts	—	—	—	—	Other income (expense)	(12,830)	(239)	(6,742)	(477)
Foreign currency forward contracts	—	—	—	—	Other operating	(207)	—	(207)	—
Foreign currency collar options	—	240	—	(64,593)	Depreciation and amortization expenses	(601)	(435)	(1,204)	(435)
Fuel swaps	—	—	—	—	Other income (expense)	13,933	—	6,597	—
Fuel swaps	146,068	66,603	97,731	17,689	Fuel	(68,129)	(52,416)	(158,830)	(106,108)
	$75,598	$138,738	$(24,062)	$(183,646)		$(80,752)	$(63,737)	$(183,150)	$(125,170)

Derivatives under ASC 815-20 Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Quarter Ended June 30, 2016	Quarter Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
(In thousands)
Interest rate swaps	Other income (expense)	(342)	183	(1,242)	221
Foreign currency forward contracts	Other income (expense)	(57)	—	(57)	—
Fuel swaps	Other income (expense)	(3,925)	(600)	(3,941)	(418)
		$(4,324)	$(417)	$(5,240)	$(197)

The effect of non-derivative instruments qualifying and designated as net investment hedging instruments on the consolidated financial statements was as follows:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion)
Non-derivative instruments under ASC 815-20 Net Investment Hedging Relationships	Quarter Ended June 30, 2016	Quarter Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
(In thousands)
Foreign Currency Debt	$4,695	$(2,746)	$4,695	$9,391
	$4,695	$(2,746)	$4,695	$9,391

There was no amount recognized in income (ineffective portion and amount excluded from effectiveness testing) for the quarters and six months ended June 30, 2016 and June 30, 2015, respectively.

The effect of derivatives not designated as hedging instruments on the consolidated financial statements was as follows:

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments under ASC 815-20	Location of Gain (Loss) Recognized in Income on Derivatives	Quarter Ended June 30, 2016	Quarter Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
(In thousands)
Foreign currency forward contracts	Other income (expense)	$(23,703)	$11,181	$(9,248)	$(16,902)
Fuel swaps	Other income (expense)	(73)	16	(51)	(113)
		$(23,776)	$11,197	$(9,299)	$(17,015)

Credit Related Contingent Features

Our current interest rate derivative instruments may require us to post collateral if our Standard & Poor’s and Moody’s credit ratings remain below specified levels. Specifically, if on the fifth anniversary of entering into a derivative transaction or on any succeeding fifth-year anniversary our credit ratings for our senior unsecured debt were to be rated below BBB- by Standard & Poor’s and Baa3 by Moody’s, then each counterparty to such derivative transaction with whom we are in a net liability position that exceeds the applicable minimum call amount may demand that we post collateral in an amount equal to the net liability position, which is measured only on the trades that have reached the five year trade anniversary. The amount of collateral required to be posted following such event will change each time our net liability position increases or decreases by more than the applicable minimum call amount. If our credit rating for our senior unsecured debt is subsequently equal to or above BBB- by Standard & Poor’s or Baa3 by Moody’s, then any collateral posted at such time will be released to us and we will no longer be required to post collateral unless we meet the collateral trigger requirement at the next fifth-year anniversary. Currently, our senior unsecured debt credit rating is BB+ with a stable outlook by Standard & Poor’s and Ba1 with a stable outlook by Moody’s. We currently have seven interest rate derivative hedges that have a term of at least five years.  The aggregate fair values of all derivative instruments with such credit-related contingent features in net liability positions as of June 30, 2016 and December 31, 2015 were $164.1 million and $67.4 million, respectively, which do not include the impact of any such derivatives in net asset positions. The earliest that any of the seven interest rate derivative hedges will reach their fifth anniversary is November 2016. Therefore, as of June 30, 2016, we were not required to post collateral for any of our derivative transactions.

Note 11. Restructuring Charges

Pullmantur Right-sizing Strategy

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

During the first and second quarters of 2016, we moved forward with activities related to this right-sizing strategy. The activities included the closing of Pullmantur's regional head office in Brazil, the redeployment of Pullmantur’s Empress to the Royal Caribbean International brand and personnel reorganization in Pullmantur's headquarters. The closure of the Brazil office and the personnel reorganization resulted in the recognition of a liability for one-time termination benefits during the six months ended June 30, 2016. We also incurred contract termination costs related to the closure of the Brazil office.

As a result of these actions, we incurred restructuring exit costs of $1.8 million and $2.1 million for the quarter and six months ended June 30, 2016, respectively, which are reported within Restructuring charges in our consolidated statements of comprehensive income (loss).

The following table summarizes our restructuring exit costs related to the above strategy (in thousands):

	Beginning Balance January 1, 2016	Accruals	Payments	Ending Balance June 30, 2016	Cumulative Charges Incurred
Termination benefits	$—	$2,067	$621	$1,446	$2,067
Contract termination costs	—	68	19	49	68
Total	$—	$2,135	$640	$1,495	$2,135

In connection with this strategy, we incurred approximately $0.7 million and $3.6 million of other costs during the quarter and six months ended June 30, 2016, respectively, that primarily consisted of costs associated with the redeployment of Pullmantur's Empress to the Royal Caribbean International brand that were reported within Cruise operating expenses, Depreciation and amortization expenses and Marketing, selling and administrative expenses in our consolidated statements of comprehensive income (loss).

In July 2016, we sold 51% of our interest in Pullmantur and CDF Croisières de France. Refer to Note 1. General for further information regarding this sales transaction.

Other Restructuring Initiatives

During the second quarter of 2016, we moved forward with certain other initiatives, including the closing of an international office in Brazil related to the Royal Caribbean International brand and personnel reorganization in our corporate offices. These initiatives resulted in restructuring costs of $2.6 million for both the quarter and six months ended June 30, 2016. The restructuring costs are mainly due to the recognition of a liability for one-time termination benefits. Through the remainder of 2016, we may incur additional immaterial costs as it relates to the restructuring at our corporate and international offices.

The following table summarizes our restructuring exit costs related to the above initiatives (in thousands):

	Beginning Balance January 1, 2016	Accruals	Payments	Ending Balance June 30, 2016	Cumulative Charges Incurred
Termination benefits	$—	$2,580	$56	$2,524	$2,580
Contract termination costs	—	15	—	15	15
Total	$—	$2,595	$56	$2,539	$2,595

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Concerning Forward-Looking Statements

The discussion under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance (including our expectations for the third quarter and full year of 2016 and our earnings and yield estimates for 2016 set forth under the heading "Outlook" below), business and industry prospects or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. Words such as "anticipate," "believe," "could," "estimate," "expect," "goal," "intend," "may," "plan," "project," "seek," "should," "will," "driving" and similar expressions are intended to further identify any of these forward-looking statements. Forward-looking statements reflect management's current expectations but they are based on judgments and are inherently uncertain. Furthermore, they are subject to risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015 and, in particular, the risks discussed under the caption "Risk Factors" in Part I, Item 1A of that report.

All forward-looking statements made in this Quarterly Report on Form 10-Q speak only as of the date of this document.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

The discussion and analysis of our financial condition and results of operations has been organized to present the following:

•	a review of our financial presentation, including discussion of certain operational and financial metrics we utilize to assist us in managing our business;

•	a discussion of our results of operations for the quarter and six months ended June 30, 2016 compared to the same periods in 2015;

•	a discussion of our business outlook, including our expectations for selected financial items for the third quarter and full year of 2016; and

•	a discussion of our liquidity and capital resources, including our future capital and contractual commitments and potential funding sources.

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

•	Payroll and related expenses, which consist of costs for shipboard personnel (costs associated with our shoreside personnel are included in Marketing, selling and administrative expenses);

•Food expenses, which include food costs for both guests and crew;

•	Fuel expenses, which include fuel and related delivery, storage and emission consumable costs and the financial impact of fuel swap agreements; and

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

Net Cruise Costs and Net Cruise Costs Excluding Fuel represent Gross Cruise Costs excluding commissions, transportation and other expenses and onboard and other expenses and, in the case of Net Cruise Costs Excluding Fuel, fuel expenses (each of which is described above under the Description of Certain Line Items heading). In measuring our ability to control costs in a manner that positively impacts net income, we believe changes in Net Cruise Costs and Net Cruise Costs Excluding Fuel to be the most relevant indicators of our performance. A reconciliation of historical Gross Cruise Costs to Net Cruise Costs and Net Cruise Costs Excluding Fuel is provided below under Results of Operations. We have not provided a quantitative reconciliation of projected Gross Cruise Costs to projected Net Cruise Costs and projected Net Cruise Costs Excluding Fuel due to the significant uncertainty in projecting the costs deducted to arrive at these measures. Accordingly, we do not believe that reconciling information for such projected figures would be meaningful. Net Cruise Costs excludes initiative costs related to our Pullmantur right-sizing strategy.

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

Results of Operations

Summary

Our net income and Adjusted Net Income for the second quarter of 2016 was $229.9 million and $235.2 million, or $1.06 and $1.09 per share on a diluted basis, respectively, as compared to both net income and Adjusted Net Income of $185.0 million, or $0.84 per share on a diluted basis, for the second quarter of 2015.

Our net income and Adjusted Net Income for the six months ended June 30, 2016 was $329.0 million and $359.1 million, or $1.52 and $1.65 per share on a diluted basis, respectively, as compared to both net income and Adjusted Net Income of $230.2 million, or $1.04 per share on a diluted basis, for the six months ended June 30, 2015.

Significant items for the quarter and six months ended June 30, 2016 include:

•
The effect of changes in foreign currency exchange rates related to our passenger ticket and onboard and other revenue transactions and cruise operating expenses denominated in currencies other than the United States dollar, resulted in a decrease to total revenues of $30.2 million and $95.4 million for the quarter and six months ended June 30, 2016, respectively, as compared to the same periods in 2015, and a decrease to cruise operating expenses of $5.1 million and $24.0 million for the quarter and six months ended June 30, 2016, respectively, as compared to the same periods in 2015;

•
Total revenues, excluding the unfavorable effect of changes in foreign currency exchange rates, increased $77.1 million and $244.6 million for the quarter and six months ended June 30, 2016 as compared to the same periods in 2015. The increase was primarily due to an increase in capacity.

•
Total Cruise operating expenses, excluding the favorable effect of changes in foreign currency exchange rates, decreased $0.7 million and increased $37.1 million for the quarter and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. The decrease was primarily due to a decrease in fuel expense and the increase was primarily due to the increase in capacity.

•
Effective January 1, 2016, we eliminated Pullmantur's and CDF Croisières de France's two-month reporting lag to be consistent with the fiscal calendar of the Company. As a result of this change, the results of Pullmantur and CDF Croisières de France for November and December 2015, in addition to the six months ended June 30, 2016, are included in our statement of comprehensive income (loss) for the six months ended June 30, 2016. The effect of this change was a decrease to net income of $21.7 million and this amount is reported within Other income in our consolidated statements of comprehensive income (loss) for the six months ended June 30, 2016. Refer to Note 1. Financial Statements to our consolidated financial statements for further information on the elimination of the Pullmantur reporting lag.

Other Items

•
In April 2016, we took delivery of Ovation of the Seas. To finance the purchase, we borrowed $841.8 million under a previously committed 12-year unsecured term loan, which is 95% guaranteed by Hermes. Refer to Note 6. Long-Term Debt to our consolidated financial statements for further information.

•
In May 2016, we took delivery of Harmony of the Seas. To finance the purchase, we borrowed €700.7 million, or $778.8 million based on the exchange rate at June 30, 2016, and $226.1 million under previously committed unsecured term loans. Both of the facilities are 100% guaranteed by COFACE. Refer to Note 6. Long-Term Debt to our consolidated financial statements for further information.

•	In May 2016, TUI Cruises, our 50% joint venture, took delivery of Mein Schiff 5.

•
In June 2016, we entered into an agreement to sell a ship to Thomson Cruises for $230.0 million in cash. The sale is scheduled to be completed in March 2017 in order to retain the future revenues to be generated for sailings through that date. We expect to recognize a gain on the sale, which we do not expect will have a material effect to our consolidated financial statements.

•
In July 2016, we sold 51% of our interest in Pullmantur and CDF Croisières de France. We retained a 49% interest in these businesses as well as full ownership of the vessels and aircraft. As a result of the sale of a majority interest in these businesses, we expect to recognize an immaterial gain and we will no longer consolidate these businesses in our consolidated financial statements. Refer to Note 1. General to our consolidated financial statements for further information.

Operating results for the quarter and six months ended June 30, 2016 compared to the same period in 2015 are shown in the following table (in thousands, except per share data):

	Quarter Ended June 30,				Six months ended June 30,
	2016		2015		2016		2015
		% of Total Revenues		% of Total Revenues		% of Total Revenues		% of Total Revenues
Passenger ticket revenues	$1,516,530	72.0%	$1,507,468	73.2%	$2,894,697	72.0%	$2,814,247	72.6%
Onboard and other revenues	588,732	28.0%	550,854	26.8%	1,128,360	28.0%	1,059,674	27.4%
Total revenues	2,105,262	100.0%	2,058,322	100.0%	4,023,057	100.0%	3,873,921	100.0%
Cruise operating expenses:
Commissions, transportation and other	334,568	15.9%	355,835	17.3%	659,458	16.4%	680,253	17.6%
Onboard and other	136,198	6.5%	147,105	7.1%	239,852	6.0%	263,344	6.8%
Payroll and related	230,433	10.9%	218,570	10.6%	457,874	11.4%	430,161	11.1%
Food	124,517	5.9%	119,407	5.8%	246,027	6.1%	239,193	6.2%
Fuel	176,649	8.4%	202,565	9.8%	352,511	8.8%	407,841	10.5%
Other operating	308,222	14.6%	272,927	13.3%	596,443	14.8%	518,234	13.4%
Total cruise operating expenses	1,310,587	62.3%	1,316,409	64.0%	2,552,165	63.4%	2,539,026	65.5%
Marketing, selling and administrative expenses	286,357	13.6%	274,148	13.3%	588,378	14.6%	560,980	14.5%
Depreciation and amortization expenses	221,620	10.5%	206,468	10.0%	432,384	10.7%	406,936	10.5%
Restructuring charges	4,425	0.2%	—	—	4,730	0.1%	—	—
Operating Income	282,273	13.4%	261,297	12.7%	445,400	11.1%	366,979	9.5%
Other income (expense):
Interest income	5,683	0.3%	2,772	0.1%	8,403	0.2%	6,509	0.2%
Interest expense, net of interest capitalized	(78,747)	(3.7)%	(76,620)	(3.7)%	(144,193)	(3.6)%	(146,779)	(3.8)%
Other income (expense)	20,696	1.0%	(2,482)	(0.1)%	19,435	0.5%	3,488	0.1%
	(52,368)	(2.5)%	(76,330)	(3.7)%	(116,355)	(2.9)%	(136,782)	(3.5)%
Net Income	$229,905	10.9%	$184,967	9.0%	$329,045	8.2%	$230,197	5.9%
Diluted Earnings per Share	$1.06		$0.84		$1.52		$1.04

Adjusted Net Income and Adjusted Earnings per Share were calculated as follows (in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Income	$229,905	$184,967	$329,045	$230,197
Adjusted Net income	235,164	184,967	359,120	230,197
Net Adjustments to Net Income- Increase	$5,259	$—	$30,075	$—
Adjustments to Net Income:
Net loss related to the elimination of the Pullmantur reporting lag	$—	$—	$21,656	$—
Restructuring charges	4,425	—	4,730	—
Other initiative costs	834	—	3,689	—
Net Adjustments to Net Income- Increase	$5,259	$—	$30,075	$—

Basic:
Earnings per Share	$1.07	$0.84	$1.52	$1.05
Adjusted Earnings per Share	$1.09	$0.84	$1.66	$1.05

Diluted:
Earnings per Share	$1.06	$0.84	$1.52	$1.04
Adjusted Earnings per Share	$1.09	$0.84	$1.65	$1.04

Weighted-Average Shares Outstanding:
Basic	215,265	219,913	216,089	219,770
Diluted	216,131	220,902	217,040	220,886

Selected statistical information is shown in the following table:

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016(1)	2015
Passengers Carried	1,403,998	1,314,284	2,806,920	2,649,802
Passenger Cruise Days	9,980,140	9,465,349	19,639,130	18,679,992
APCD	9,544,636	9,040,437	18,737,199	17,819,382
Occupancy	104.6%	104.7%	104.8%	104.8%

(1) Does not include November and December 2015 amounts related to the elimination of the Pullmantur reporting lag.

Gross Yields and Net Yields were calculated as follows (in thousands, except APCD and Yields):

	Quarter Ended June 30,			Six Months Ended June 30,
	2016	2016 On a Constant Currency Basis	2015	2016	2016 On a Constant Currency Basis	2015
Passenger ticket revenues	$1,516,530	$1,544,074	$1,507,468	$2,894,697	$2,982,559	$2,814,247
Onboard and other revenues	588,732	591,338	550,854	1,128,360	1,135,929	1,059,674
Total revenues	2,105,262	2,135,412	2,058,322	4,023,057	4,118,488	3,873,921
Less:
Commissions, transportation and other	334,568	339,191	355,835	659,458	676,489	680,253
Onboard and other	136,198	136,271	147,105	239,852	241,249	263,344
Net Revenues	$1,634,496	$1,659,950	$1,555,382	$3,123,747	$3,200,750	$2,930,324

APCD	9,544,636	9,544,636	9,040,437	18,737,199	18,737,199	17,819,382
Gross Yields	$220.57	$223.73	$227.68	$214.71	$219.80	$217.40
Net Yields	$171.25	$173.91	$172.05	$166.71	$170.82	$164.45

Gross Cruise Costs, Net Cruise Costs and Net Cruise Costs Excluding Fuel were calculated as follows (in thousands, except APCD and costs per APCD):

	Quarter Ended June 30,			Six Months Ended June 30,
	2016	2016 On a Constant Currency Basis	2015	2016	2016 On a Constant Currency Basis	2015
Total cruise operating expenses	$1,310,587	$1,315,712	$1,316,409	$2,552,165	$2,576,152	$2,539,026
Marketing, selling and administrative expenses	286,357	289,673	274,148	588,378	596,740	560,980
Gross Cruise Costs	1,596,944	1,605,385	1,590,557	3,140,543	3,172,892	3,100,006
Less:
Commissions, transportation and other	334,568	339,191	355,835	659,458	676,489	680,253
Onboard and other	136,198	136,271	147,105	239,852	241,249	263,344
Net Cruise Costs including other initiative costs	1,126,178	1,129,923	1,087,617	2,241,233	2,255,154	2,156,409
Less:
Other initiative costs included within cruise operating expenses and marketing, selling and administrative expenses	834	846	—	3,325	3,397	—
Net Cruise Costs	1,125,344	1,129,077	1,087,617	2,237,908	2,251,757	2,156,409
Less:
Fuel(1)	176,649	177,079	202,565	352,087	353,094	407,841
Net Cruise Costs Excluding Fuel	$948,695	$951,998	$885,052	$1,885,821	$1,898,663	$1,748,568

APCD	9,544,636	9,544,636	9,040,437	18,737,199	18,737,199	17,819,382
Gross Cruise Costs per APCD	$167.31	$168.20	$175.94	$167.61	$169.34	$173.97
Net Cruise Cost per APCD	$117.90	$118.29	$120.31	$119.44	$120.18	$121.01
Net Cruise Costs Excluding Fuel per APCD	$99.40	$99.74	$97.90	$100.65	$101.33	$98.13

(1) For the six months ended June 30, 2016, amount does not include fuel expense of $0.4 million included within other initiative costs associated with the redeployment of Pullmantur’s Empress to the Royal Caribbean International brand.

2016 Outlook

On August 2, 2016, we announced the following third quarter and full year 2016 guidance based on fuel pricing, interest rates and currency exchange rates at that time:

Full Year 2016

	As Reported	Constant Currency
Net Yields	Approx. 2.0%	4.0% to 4.5%
Net Cruise Costs per APCD	(1.5%) to (2.0%)	Approx. (1.5%)
Net Cruise Costs per APCD, Excluding Fuel	Flat to up 1.0%	Approx. 1.0%
Capacity Increase	3.3%
Depreciation and Amortization	$890 to $900 million
Interest Expense, net	$282 to $292 million
Fuel Consumption (metric tons)	1,369,000
Fuel Expenses	$725 million
Percent Hedged (fwd consumption)	64%
Impact of 10% change in fuel prices	$8.4 million
Adjusted Earnings per Share-Diluted	$6.00 to $6.10

Third Quarter 2016

	As Reported	Constant Currency
Net Yields	Approx. flat	Approx. 2.0%
Net Cruise Costs per APCD	(3.0%) to (4.0%)	Approx. (3.0%)
Net Cruise Costs per APCD, Excluding Fuel	Approx. (2.0%)	Approx. (1.5%)
Capacity Increase	3.2%
Depreciation and Amortization	$227 to $232 million
Interest Expense, net	$75 to $80 million
Fuel Consumption (metric tons)	341,000
Fuel Expenses	$187 million
Percent Hedged (fwd consumption)	59%
Impact of 10% change in fuel prices	$3.8 million
Adjusted Earnings per Share-Diluted	Approx. $3.10

Adjusted Earnings per Share estimates for the Full Year and Third Quarter of 2016 are presented in lieu of US GAAP earnings per share estimates due to uncertainty in projecting the amounts adjusted to arrive at this measure, such as uncertainty in the amount and timing of restructuring charges and other initiative costs that we will absorb in the remainder of 2016, the amount of which is expected to be immaterial.  Refer to Note 11. Restructuring Charges in our consolidated financial statements under Item 1. Financial Statements for further information on our restructuring charges and other initiative costs and to the definition for Adjusted Earnings per Share herein. For the quarter and six months ended June 30, 2016, we incurred restructuring charges and other initiative costs of $5.3 million and $8.4 million, respectively.

Volatility in foreign currency exchange rates affects the US dollar value of our earnings. Based on our highest net exposure for each quarter and the full year 2016, the top five foreign currencies are ranked below. For example, the British Pound is the most impactful currency in the second and third quarters of 2016. The first and second quarters of 2016 rankings are based on actual results. Rankings for the remaining quarters and full year are based on estimated net exposures.

Ranking	Q1	Q2	Q3	Q4	FY 2016
1	AUD	GBP	GBP	AUD	GBP
2	CAD	AUD	CNH	GBP	AUD
3	GBP	CAD	EUR	CNH	CAD
4	CNH	CNH	CAD	CAD	CNH
5	BRL	MXN	AUD	EUR	EUR

The currency abbreviations above are defined as follows:

Currency Abbreviation	Currency
AUD	Australian Dollar
BRL	Brazilian Real
CAD	Canadian Dollar
CNH	Chinese Yuan
EUR	Euro
GBP	British Pound
MXN	Mexican Peso

Quarter Ended June 30, 2016 Compared to Quarter Ended June 30, 2015

In this section, references to 2016 refer to the quarter ended June 30, 2016 and references to 2015 refer to the quarter ended June 30, 2015.

Revenues

Total revenues for 2016 increased $46.9 million, or 2.3%, from 2015.

Passenger ticket revenues comprised 72.0% of our 2016 total revenues. Passenger ticket revenues for 2016 increased by $9.1 million, or 0.6%, from 2015. The increase was primarily due to a 5.6% increase in capacity, which increased passenger ticket revenues by $84.1 million.

The increase was partially offset by:

•
a decrease of $47.5 million in ticket prices driven by lower pricing on our Mediterranean sailings primarily due to geopolitical events in the region and lower pricing on our Asia sailings due to changes in deployment and the increase in capacity in the region; and

•
an approximate $27.5 million unfavorable effect of changes in foreign currency exchange rates related to our passenger ticket revenue transactions denominated in currencies other than the United States dollar.

The remaining 28.0% of 2016 total revenues was comprised of onboard and other revenues, which increased $37.9 million, or 6.9%, to $588.7 million in 2016 from $550.9 million in 2015. The increase in onboard and other revenues was primarily due to:

•	a $29.7 million increase attributable to the 5.6% increase in capacity noted above; and

•
a $25.3 million increase in onboard revenue attributable to higher spending on a per passenger basis primarily due to our ship upgrade programs and other revenue enhancing initiatives, including various beverage and gaming initiatives, the promotion of specialty restaurants and the increased revenue associated with internet and other telecommunication services.

The increase was partially offset by:

•
a $14.6 million decrease in other revenues primarily due to our travel agency business that was sold in 2015, which is mostly offset by the related decrease in travel agency expenses discussed below; and

•
an approximate $2.6 million unfavorable effect of changes in foreign currency exchange rates related to our onboard and other revenue transactions denominated in currencies other than the United States dollar.

Onboard and other revenues included concession revenues of $77.9 million in 2016 and $73.5 million in 2015.

Cruise Operating Expenses

Total cruise operating expenses for 2016 decreased $5.8 million, or 0.4%, from 2015. The decrease was primarily due to:

•
a $36.8 million decrease in fuel expense, excluding the impact of the increase in capacity. Our cost of fuel (net of the financial impact of fuel swap agreements) for 2016 decreased 14.6% per metric ton compared to 2015;

•	a $12.8 million decrease in commissions expense mainly attributable to the decrease in ticket prices discussed above;

•	a $10.6 million decrease in air expense primarily due to the decrease in air transportation sales and lower costs;

•	a $10.2 million decrease in other expenses primarily due to our travel agency business that was sold in 2015, which mostly offsets the related decrease in travel agency revenues discussed above; and

•	an approximate $5.1 million favorable effect of changes in foreign currency exchange rates related to our cruise operating expenses denominated in currencies other than the United States dollar.

The decrease was partially offset by a $72.3 million increase attributable to the 5.6% increase in capacity noted above.

Marketing, Selling and Administrative Expenses

Marketing, selling and administrative expenses for 2016 increased $12.2 million, or 4.5%, to $286.4 million from $274.1 million for the same period in 2015. The increase was primarily due to an increase in payroll and benefits primarily due to an increase in headcount, merit increases and an increase in costs associated with our restructuring activities. Refer to Note. 11 Restructuring Charges to our consolidated financial statements for further information on our restructuring activities.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for 2016 increased $15.2 million, or 7.3%, to $221.6 million from $206.5 million in 2015. The increase was primarily due to the addition of Ovation of the Seas and Harmony of the Seas into our fleet, and to a lesser extent, new shipboard additions associated with our ship upgrade projects.

Restructuring Charges

We incurred restructuring charges of $4.4 million during 2016. Refer to Note 11. Restructuring Charges to our consolidated financial statements for further information on our restructuring activities.

Other Income (Expense)

Interest expense, net of interest capitalized for 2016 increased $2.1 million, or 2.8%, to $78.7 million from $76.6 million in 2015. The increase was due to a higher average debt level attributable to the financing of Ovation of the Seas and Harmony of the Seas, partially offset by lower pricing on debt refinanced in 2015.

Other income in 2016 was $20.7 million compared to Other expense of $2.5 million in 2015. The change of $23.2 million was primarily due to income of $27.3 million from our equity method investments in 2016 compared to income of $14.7 million in 2015 and a $1.2 million foreign exchange loss from the remeasurement of monetary assets and liabilities denominated in foreign currency, net of hedging, in 2016 compared to a loss of $9.1 million in 2015.

Net Yields

Net Yields remained consistent compared to 2015. Net Yields increased 1.1% in 2016 compared to 2015 on a Constant Currency basis.

Net Cruise Costs

Net Cruise Costs increased 3.5% in 2016 compared to 2015 primarily due to the increase in capacity noted above. Net Cruise Costs per APCD decreased 2.0% compared to 2015 primarily due to the decrease in operating expenses discussed above. Net Cruise Costs per APCD on a Constant Currency basis decreased 1.7% in 2016 compared to 2015.

Net Cruise Costs Excluding Fuel

Net Cruise Costs Excluding Fuel per APCD increased 1.5% in 2016 compared to 2015 and increased 1.9% in 2016 compared to 2015 on a Constant Currency basis.

Other Comprehensive Income

Other comprehensive income decreased by $67.5 million in 2016 compared to 2015. Gain on cash flow derivative hedges in 2016 was $156.4 million compared to $202.5 million in 2015. The decrease of $46.1 million was primarily due to a higher amount of losses deferred into OCI during 2016 for our foreign currency cash flow hedges as a result of the strengthening of the US dollar.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

In this section, references to 2016 refer to the six months ended June 30, 2016 and references to 2015 refer to the six months ended June 30, 2015.

Revenues

Total revenues for 2016 increased $149.1 million, or 3.8%, to $4.0 billion from $3.9 billion in 2015.

Passenger ticket revenues comprised 72.0% of our 2016 total revenues. Passenger ticket revenues for 2016 increased by $80.5 million, or 2.9%, from 2015. The increase was primarily due to:

•	a 5.2% increase in capacity, which increased passenger ticket revenues by $145.0 million; and

•
an increase of $23.4 million in ticket prices primarily driven by Harmony of the Seas, Ovation of the Seas and, to a lesser extent, Anthem of the Seas, as well as higher pricing on Alaska and Caribbean sailings. The increase in ticket prices was partially offset by lower pricing on Mediterranean sailings.

The increase was partially offset by an approximate $87.9 million unfavorable effect of changes in foreign currency exchange rates related to our passenger ticket revenue transactions denominated in currencies other than the United States dollar.

The remaining 28.0% of 2016 total revenues was comprised of onboard and other revenues, which increased $68.7 million, or 6.5%, in 2016 from 2015. The increase in onboard and other revenues was primarily due to:

•	an $52.5 million increase attributable to the 5.2% increase in capacity noted above; and

•
a $50.7 million increase in onboard revenue attributable to higher spending on a per passenger basis primarily due to our ship upgrade programs and other revenue enhancing initiatives, including various beverage and gaming initiatives, the promotion of specialty restaurants and the increased revenue associated with internet and other telecommunication services.

The increase was partially offset by:

•
a $26.1 million decrease in other revenues primarily related to our travel agency business that was sold in 2015, which is mostly offset by the related decrease in travel agency expenses discussed below; and

•	an approximate $7.6 million unfavorable effect of changes in foreign currency exchange rates related to our onboard and other revenue transactions denominated in currencies other than the US dollar.

Onboard and other revenues included concession revenues of $154.2 million in 2016 and $146.5 million in 2015.

Cruise Operating Expenses

Total cruise operating expenses increased $13.1 million, or 0.5%, to $2.6 billion in 2016 from $2.5 billion in 2015. The increase was primarily due to a $128.7 million increase attributable to the 5.2% increase in capacity noted above.

The increase was partially offset by:

•
a $75.3 million decrease in fuel expense, excluding the impact of the increase in capacity. Our cost of fuel (net of the financial impact of fuel swap agreements) for 2016 decreased 16.5% per metric ton compared to 2015;

•	an approximate $24.0 million favorable effect of changes in foreign currency exchange rates related to our cruise operating expenses denominated in currencies other than the United States dollar; and

•	a $19.1 million decrease in other expenses primarily related to our travel agency business that was sold in 2015, which mostly offsets the related decrease in travel agency revenues discussed above.

Marketing, Selling and Administrative Expenses

Marketing, selling and administrative expenses increased $27.4 million, or 4.9%, to $588.4 million from $561.0 million in 2015. The increase was primarily due to an increase in advertising spending mainly relating to our initiatives in the North American market, an increase in payroll and benefits primarily due to an increase in headcount, merit increases and an increase in costs associated with our restructuring activities. Refer to Note.11 Restructuring Charges to our consolidated financial statements for further information on our restructuring activities.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for 2016 increased $25.4 million, or 6.3%, to $432.4 million from $406.9 million in 2015. The increase was primarily due to the addition of Anthem of the Seas in the second quarter of 2015 and the addition of Ovation of the Seas and Harmony of the Seas in the second quarter of 2016 into our fleet and, to a lesser extent, new shipboard additions associated with our ship upgrade projects.

Restructuring Charges

We incurred restructuring charges of $4.7 million in 2016. Refer to Note 11. Restructuring Charges to our consolidated financial statements for further information on our restructuring activities.

Other Income (Expense)

Interest expense, net of interest capitalized, for 2016 decreased $2.6 million, or 1.8%, to $144.2 million from $146.8 million in 2015. The decrease was primarily due to lower pricing on debt refinanced in 2015, partially offset by a higher average debt level attributable to the financing of Ovation of the Seas and Harmony of the Seas.

Other income in 2016 was $19.4 million compared to $3.5 million in 2015. The increase in income of $15.9 million was primarily due to income of $48.3 million from our equity method investments in 2016 compared to income of $23.8 million in 2015 and a $3.0 million foreign exchange loss from the remeasurement of monetary assets and liabilities denominated in foreign currency, net of hedging, in 2016 compared to a loss of $12.1 million in 2015. The increase in other income was partially offset by the net loss of $21.7 million related to the elimination of the Pullmantur reporting lag.

Net Yields

Net Yields increased 1.4% in 2016 compared to 2015 primarily due to the increase in passenger ticket and onboard and other revenues discussed above. Net Yields increased 3.9% in 2016 compared to 2015 on a Constant Currency basis.

Net Cruise Costs

Net Cruise Costs increased 3.8% in 2016 compared to 2015 primarily due to the increase in capacity. Net Cruise Costs per APCD decreased 1.3% in 2016 compared to 2015 primarily due to the decrease in fuel discussed above. Net Cruise Costs per APCD on a Constant Currency basis decreased 0.7% in 2016 compared to 2015.

Net Cruise Costs Excluding Fuel

Net Cruise Costs Excluding Fuel per APCD increased 2.6% in 2016 compared to 2015 and increased 3.3% in 2016 compared to 2015 on a Constant Currency basis.

Other Comprehensive Income (Loss)

Other comprehensive income in 2016 was $156.4 million compared to Other comprehensive loss of $76.0 million in 2015 of which the largest driver was the recognition of a Gain on cash flow derivative hedges in 2016 of $159.1 million compared to a Loss on cash flow derivative hedges of $58.5 million in 2015. The change of $217.6 million was primarily due to a higher amount of losses deferred into OCI during 2015 for our foreign currency cash flow hedges as a result of the strengthening of the US dollar. In addition, a higher amount of losses were reclassified from OCI into Net Income during 2016 for our fuel swap cash flow hedges as a result of the decrease in fuel prices.

Future Application of Accounting Standards

Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements for further information on Recent Accounting Pronouncements.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash flow generated from operations provides us with a significant source of liquidity. Net cash provided by operating activities increased $0.2 billion to $1.3 billion for the first six months in 2016 compared to $1.0 billion for the same period in 2015. The increase in cash provided by operating activities was primarily attributable to an increase in proceeds from customer deposits, the timing of payments to vendors and a decrease in fuel costs and interest paid during the first six months in 2016 compared to the same period in 2015.
Net cash used in investing activities increased $1.0 billion to $2.2 billion for the first six months in 2016 compared to $1.2 billion for the same period in 2015. The increase was primarily attributable to an increase in capital expenditures of $895.6 million for the first six months in 2016 compared to the same period in 2015 primarily due to the delivery of Ovation of the Seas and Harmony of the Seas in 2016. In addition, during the first six months of 2016, we paid cash of $161.3 million on settlements on our foreign currency forward contracts compared to cash paid of $118.5 million during the same period in 2015. Furthermore, we received $14.9 million in cash from loans to our unconsolidated affiliates during the first six months of 2016 compared to cash received of $120.3 million during the same period in 2015. The increase in net cash used in investing activities was partially offset by investments in and loans to our unconsolidated affiliates of $54.3 million during the first six months of 2015 that did not recur in 2016.
Net cash provided by financing activities was $1.0 billion for the first six months in 2016 compared to $0.2 billion for the same period in 2015. The increase was primarily attributable to an increase in debt proceeds of $2.9 billion during the first six months of 2016, partially offset by an increase in repayment of debt of $1.7 billion, stock repurchases of $250.1 million that did not occur during the same period in 2015 and an increase in dividends paid of $45.8 million during the first six months of 2016. The increase in debt proceeds was primarily due to the $841.8 million unsecured term loan borrowed in April 2016 to finance Ovation of the Seas and the €700.7 million and $226.1 million unsecured term loans borrowed in May 2016 to finance Harmony of the Seas and higher drawings on our revolving credit facilities during the first six months of 2016 compared to the $742.1 million unsecured term loan borrowed in April 2015 to finance Anthem of the Seas. The increase in repayment of debt was primarily due to higher payments on our revolving credit facilities and the payment at maturity of our $350.0 million 7.5% unsecured senior notes.

Future Capital Commitments

Capital Expenditures

As of June 30, 2016, our brands, including our 50% joint venture, TUI Cruises, had eight ships on firm order. The expected dates that these ships will enter service and their approximate berths are as follows:

Ship	Expected to Enter Service	Approximate Berths
Royal Caribbean International —
Quantum-class:
Unnamed	2nd Quarter 2019	4,150
Unnamed	4th Quarter 2020	4,150
Oasis-class:
Unnamed	2nd Quarter 2018	5,450
Celebrity Cruises — Project Edge
Unnamed	2nd Half 2018	2,900
Unnamed	1st Half 2020	2,900
TUI Cruises (50% joint venture)
Mein Schiff 6	2nd Quarter 2017	2,500
Unnamed	2nd Quarter 2018	2,850
Unnamed	2nd Quarter 2019	2,850
	Total Berths	27,750

Additionally, in May 2016, we signed a memorandum of understanding with STX France to build a fifth Oasis-class ship expected to be delivered in the first half of 2021, and two additional "Project Edge" ships expected to be delivered in the second half of each of 2021 and 2022. The order is contingent upon completion of customary conditions, including documentation and financing.

Our future capital commitments consist primarily of new ship orders. As of June 30, 2016, the aggregate cost of our ships on firm order, not including the TUI Cruises' ships on order and those subject to conditions to effectiveness, was approximately $5.3 billion, of which we had deposited $151.5 million as of such date. Approximately 65.1% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at June 30, 2016. Refer to Note 10. Fair Value Measurements and Derivative Instruments to our consolidated financial statements under Item 1. Financial Statements for further information.

As of June 30, 2016, we anticipate overall full year capital expenditures, excluding the above mentioned ship orders subject to conditions to effectiveness and TUI Cruises' ships on order, will be approximately $2.4 billion for 2016, $0.5 billion for 2017, $2.5 billion for 2018, $1.4 billion for 2019 and $1.7 billion for 2020.

Contractual Obligations

As of June 30, 2016, our contractual obligations were as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Operating Activities:
Operating lease obligations(1)	$234,537	$23,446	$35,007	$24,619	$151,465
Interest on long-term debt(2)	1,407,688	285,514	445,309	301,175	375,690
Other(3)	790,279	191,379	311,101	170,389	117,410
Investing Activities:	0
Ship purchase obligations(4)	4,104,758	157,145	2,606,033	1,341,580	—
Financing Activities:	0
Long-term debt obligations(5)	10,004,487	887,639	3,413,405	2,567,012	3,136,431
Capital lease obligations(6)	44,423	7,772	8,449	7,704	20,498
Other(7)	62,027	19,665	29,308	12,169	885
Total	$16,648,199	$1,572,560	$6,848,612	$4,424,648	$3,802,379

(1)	We are obligated under noncancelable operating leases primarily for offices, warehouses and motor vehicles. Amounts represent contractual obligations with initial terms in excess of one year.

(2)
Long-term debt obligations mature at various dates through fiscal year 2028 and bear interest at fixed and variable rates. Interest on variable-rate debt is calculated based on forecasted debt balances, including the impact of interest rate swap agreements using the applicable rate at June 30, 2016. Debt denominated in other currencies is calculated based on the applicable exchange rate at June 30, 2016.

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

Off-Balance Sheet Arrangements

We and TUI AG have each guaranteed repayment of 50% of a bank loan provided to TUI Cruises which is due 2022. Notwithstanding this, the lenders have agreed to release each shareholder’s guarantee in 2018. As of June 30, 2016, €126.9 million, or approximately $141.0 million based on the exchange rate at June 30, 2016, remains outstanding. Based on current facts and circumstances, we do not believe potential obligations under this guarantee are probable.

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

As of June 30, 2016, other than the items described above, we are not party to any other off-balance sheet arrangements, including guarantee contracts, retained or contingent interest, certain derivative instruments and variable interest entities, that either have, or are reasonably likely to have, a current or future material effect on our financial position.

Funding Needs and Sources

We have significant contractual obligations of which our debt service obligations and the capital expenditures associated with our ship purchases represent our largest funding needs. As of June 30, 2016, we had approximately $1.6 billion in contractual obligations due through June 30, 2017, of which approximately $887.6 million relates to debt maturities, $285.5 million relates to interest on long-term debt and $157.1 million relates to progress payments on our ship purchases. We have historically relied on a combination of cash flows provided by operations, drawdowns under our available credit facilities, the incurrence of additional debt and/or the refinancing of our existing debt and the issuance of additional shares of equity securities to fund these obligations.

As of June 30, 2016, we had on firm order two Quantum-class ships and one Oasis-class ship for our Royal Caribbean International brand and two "Project Edge" ships for our Celebrity brand, each of which has committed unsecured bank financing arrangements which include sovereign financing guarantees. Refer to Note 7. Commitments and Contingencies to our consolidated financial statements for further information.

We had a working capital deficit of $3.5 billion as of June 30, 2016 and December 31, 2015. Included within our working capital deficit is $895.4 million and $899.5 million of current portion of long-term debt, including capital leases, as of June 30, 2016 and December 31, 2015, respectively. Similar to others in our industry, we operate with a substantial working capital deficit. This deficit is mainly attributable to the fact that, under our business model, a vast majority of our passenger ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts remain a current liability until the sailing date. The cash generated from these advance receipts is used interchangeably with cash on hand from other sources, such as our revolving credit facilities and other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future sailing or otherwise, pay down our revolving credit facilities, invest in long term investments or any other use of cash. In addition, we have a relatively low-level of accounts receivable and rapid turnover results in a limited investment in inventories. We generate substantial cash flows from operations and our business model, along with our unsecured revolving credit facilities, has historically allowed us to maintain this working capital deficit and still meet our operating, investing and financing needs. We expect that we will continue to have working capital deficits in the future.

As of June 30, 2016, we had liquidity of $0.8 billion, consisting of approximately $175.2 million in cash and cash equivalents, $14.5 million in cash and cash equivalents related to assets held for sale and $607.0 million available under our unsecured credit facilities.

We anticipate that our cash flows from operations and our current financing arrangements, as described above, will be adequate to meet our capital expenditures and debt repayments over the next twelve-month period.

During the six months ended June 30, 2016, under a $500 million Board authorized common stock repurchase program, we purchased a total of $250.0 million of our common stock through open market transactions. Following these repurchases, as well as the $200.0 million of stock repurchased during the fourth quarter of 2015, we have $50.0 million that remains available for future stock repurchases under our Board approved program. Future stock repurchase transactions could include open market purchases or accelerated share repurchases. We expect to complete the program by the end of 2016. Repurchases under the program are expected to be funded from available cash or borrowings under our revolving credit facilities. Refer to Note 8. Shareholders' Equity to our consolidated financial statements under Item 1. Financial Statements for further information.

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

Debt Covenants

Certain of our financing agreements contain covenants that require us, among other things, to maintain minimum net worth of at least $6.7 billion, a fixed charge coverage ratio of at least 1.25x and limit our net debt-to-capital ratio to no more than 62.5%.  The fixed charge coverage ratio is calculated by dividing net cash from operations for the past four quarters by the sum of dividend payments plus scheduled principal debt payments in excess of any new financings for the past four quarters. Our minimum net worth and maximum net debt-to-capital calculations exclude the impact of Accumulated other comprehensive loss on Total shareholders’ equity. We were well in excess of all debt covenant requirements as of June 30, 2016. The specific covenants and related definitions can be found in the applicable debt agreements, the majority of which have been previously filed with the Securities and Exchange Commission.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There were no material developments to the pending legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2015 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.  Refer to Note 7. Commitments and Contingencies to our consolidated financial statements for a description of currently pending legal proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

The following table presents the total number of shares of our common stock that we repurchased during the quarter ended June 30, 2016:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1, 2016 - April 30, 2016	614,819	$81.32	614,819	$50,000,000
May 1, 2016 - May 31, 2016	—	—	—	$50,000,000
June 1, 2016 - June 30, 2016	—	—	—	$50,000,000
Total	614,819		614,819

(1)In October 2015, our board of directors authorized a common stock repurchase program for up to $500 million. During the second quarter of 2016, we purchased 0.6 million shares for a total of $50.0 million in open market transactions that were recorded within Treasury stock in our consolidated balance sheet. Under this program, future stock repurchase transactions could include open market purchases or accelerated share repurchases. We expect to complete the program by the end of 2016. For further information on our stock repurchase transactions, please refer to Note 8. Shareholders' Equity to our consolidated financial statements.

Item 6. Exhibits

10.1
Novation Agreement, dated as of June 22, 2016, between Saintiami Finance Ltd., Royal Caribbean Cruises Ltd., Citibank Europe Plc, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC France, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch and the banks and financial institutions as lender parties thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 28, 2016).

10.2
Novation Agreement, dated as of June 22, 2016, between Azairemia Finance Ltd., Royal Caribbean Cruises Ltd., Citibank Europe Plc, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC France, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch and the banks and financial institutions as lender parties thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 28, 2016).

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

Interactive Data File

101                          The following financial statements from Royal Caribbean Cruises Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, as filed with the SEC on August 2, 2016, formatted in XBRL, as follows:

(i)                     the Consolidated Statements of Comprehensive Income (Loss) for the quarter and six months ended June 30, 2016 and 2015;

(ii)	the Consolidated Balance Sheets at June 30, 2016 and December 31, 2015;

(iii)                the Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015; and

(iv)                   the Notes to the Consolidated Financial Statements, tagged in summary and detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL CARIBBEAN CRUISES LTD.
(Registrant)

/s/ JASON T. LIBERTY
Jason T. Liberty
Chief Financial Officer
August 2, 2016	(Principal Financial Officer and duly authorized signatory)