Form 10-Q
period 2016-09-30
ROYAL CARIBBEAN CRUISES LTD
filed 2016-10-28
CIK 884887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

There were 214,582,024 shares of common stock outstanding as of October 20, 2016.

ROYAL CARIBBEAN CRUISES LTD.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in thousands, except per share data)

	Quarter Ended September 30,
	2016	2015
Passenger ticket revenues	$1,899,956	$1,873,942
Onboard and other revenues	663,785	649,158
Total revenues	2,563,741	2,523,100
Cruise operating expenses:
Commissions, transportation and other	400,933	413,156
Onboard and other	159,887	175,214
Payroll and related	214,081	217,627
Food	125,732	122,124
Fuel	178,772	199,848
Other operating	260,718	259,057
Total cruise operating expenses	1,340,123	1,387,026
Marketing, selling and administrative expenses	257,430	256,060
Depreciation and amortization expenses	229,328	210,742
Impairment of Pullmantur related assets	—	411,267
Restructuring charges	1,897	—
Operating Income	734,963	258,005
Other income (expense):
Interest income	6,472	1,735
Interest expense, net of interest capitalized	(82,610)	(66,819)
Other income (including in 2015 a net deferred tax benefit of $12.0 million related to the Pullmantur impairment)	34,432	35,866
	(41,706)	(29,218)
Net Income	$693,257	$228,787
Earnings per Share:
Basic	$3.23	$1.04
Diluted	$3.21	$1.03
Weighted-Average Shares Outstanding:
Basic	214,819	219,963
Diluted	215,667	221,137
Comprehensive Income
Net Income	$693,257	$228,787
Other comprehensive income (loss):
Foreign currency translation adjustments	4,043	(4,191)
Change in defined benefit plans	(5,051)	3,318
Gain (loss) on cash flow derivative hedges	95,536	(222,492)
Total other comprehensive income (loss)	94,528	(223,365)
Comprehensive Income	$787,785	$5,422

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in thousands, except per share data)

	Nine Months Ended September 30,
	2016	2015
Passenger ticket revenues	$4,794,653	$4,688,189
Onboard and other revenues	1,792,145	1,708,832
Total revenues	6,586,798	6,397,021
Cruise operating expenses:
Commissions, transportation and other	1,060,391	1,093,409
Onboard and other	399,739	438,558
Payroll and related	671,955	647,788
Food	371,759	361,317
Fuel	531,283	607,689
Other operating	857,161	777,291
Total cruise operating expenses	3,892,288	3,926,052
Marketing, selling and administrative expenses	845,808	817,040
Depreciation and amortization expenses	661,712	617,678
Impairment of Pullmantur related assets	—	411,267
Restructuring charges	6,627	—
Operating Income	1,180,363	624,984
Other income (expense):
Interest income	14,875	8,244
Interest expense, net of interest capitalized	(226,803)	(213,598)
Other income (including a $21.7 million loss related to the 2016 elimination of the Pullmantur reporting lag and including in 2015 a net deferred tax benefit of $12.0 million related to the Pullmantur impairment)	53,867	39,354
	(158,061)	(166,000)
Net Income	$1,022,302	$458,984
Earnings per Share:
Basic	$4.74	$2.09
Diluted	$4.72	$2.08
Weighted-Average Shares Outstanding:
Basic	215,663	219,835
Diluted	216,575	220,979
Comprehensive Income
Net Income	$1,022,302	$458,984
Other comprehensive income (loss):
Foreign currency translation adjustments	8,423	(23,994)
Change in defined benefit plans	(12,148)	5,567
Gain (loss) on cash flow derivative hedges	254,624	(280,968)
Total other comprehensive income (loss)	250,899	(299,395)
Comprehensive Income	$1,273,201	$159,589

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of
	September 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$178,428	$121,565
Trade and other receivables, net	273,422	238,972
Inventories	118,849	121,332
Prepaid expenses and other assets	231,442	220,579
Derivative financial instruments	928	134,574
Total current assets	803,069	837,022
Property and equipment, net	20,230,803	18,777,778
Goodwill	288,461	286,764
Other assets	1,127,929	880,479
	$22,450,262	$20,782,043
Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$1,298,002	$899,542
Accounts payable	259,027	302,072
Accrued interest	95,112	38,325
Accrued expenses and other liabilities	678,874	658,601
Derivative financial instruments	201,877	651,866
Customer deposits	1,967,678	1,742,286
Total current liabilities	4,500,570	4,292,692
Long-term debt	8,419,850	7,627,701
Other long-term liabilities	739,693	798,611
Commitments and contingencies (Note 7)
Shareholders’ equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 234,589,237 and 233,905,166 shares issued, September 30, 2016 and December 31, 2015, respectively)	2,346	2,339
Paid-in capital	3,316,385	3,297,619
Retained earnings	7,702,260	6,944,862
Accumulated other comprehensive loss	(1,077,534)	(1,328,433)
Treasury stock (20,019,237 and 15,911,971 common shares at cost, September 30, 2016 and December 31, 2015, respectively)	(1,153,308)	(853,348)
Total shareholders’ equity	8,790,149	8,063,039
	$22,450,262	$20,782,043
.

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Nine Months Ended September 30,
	2016	2015
Operating Activities
Net income	$1,022,302	$458,984
Adjustments:
Depreciation and amortization	661,712	617,678
Impairment of Pullmantur related assets	—	411,267
Net deferred income tax expense (benefit)	1,601	(13,466)
Loss on derivative instruments not designated as hedges	6,353	49,607
Changes in operating assets and liabilities:
Decrease in trade and other receivables, net	9,823	24,130
Increase in inventories	(6,379)	(8,377)
Decrease (increase) in prepaid expenses and other assets	2,484	(30,649)
Decrease in accounts payable	(17,313)	(22,915)
Increase in accrued interest	56,787	34,207
Increase in accrued expenses and other liabilities	23,216	11,558
Increase in customer deposits	197,277	65,511
Dividends received from unconsolidated affiliates	71,370	5,327
Other, net	(28,281)	5,074
Net cash provided by operating activities	2,000,952	1,607,936
Investing Activities
Purchases of property and equipment	(2,313,831)	(1,360,637)
Cash paid on settlement of derivative financial instruments	(172,878)	(158,890)
Investments in and loans to unconsolidated affiliates	(8,611)	(54,250)
Cash received on loans to unconsolidated affiliates	22,470	122,710
Other, net (1)	(44,709)	(18,642)
Net cash used in investing activities	(2,517,559)	(1,469,709)
Financing Activities
Debt proceeds	6,038,560	2,962,501
Debt issuance costs	(83,793)	(57,146)
Repayments of debt	(4,818,262)	(2,887,237)
Purchases of treasury stock	(299,959)	—
Dividends paid	(243,557)	(197,718)
Proceeds from exercise of common stock options	1,782	6,902
Other, net	2,179	1,778
Net cash provided by (used in) financing activities	596,950	(170,920)
Effect of exchange rate changes on cash	(23,480)	(9,129)
Net increase (decrease) in cash and cash equivalents	56,863	(41,822)
Cash and cash equivalents at beginning of period	121,565	189,241
Cash and cash equivalents at end of period	$178,428	$147,419
Supplemental Disclosure
Cash paid during the period for:
Interest, net of amount capitalized	$140,335	$151,661
Non-cash Investing Activities
Notes receivable issued upon sale of property and equipment	$213,042	$—

(1)Amount includes $26.0 million related to cash included in the divestiture of RCHE.

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As used in this Quarterly Report on Form 10-Q, the terms “Royal Caribbean,” the “Company,” “we,” “our” and “us” refer to Royal Caribbean Cruises Ltd. and, depending on the context, Royal Caribbean Cruises Ltd.’s consolidated subsidiaries and/or affiliates. The terms “Royal Caribbean International,” “Celebrity Cruises,” “Azamara Club Cruises,” “TUI Cruises,” “Pullmantur,” and “CDF Croisières de France” refer to our cruise brands. However, because TUI Cruises is an unconsolidated investment, our operating results and other disclosures herein do not include TUI Cruises unless otherwise specified. Additionally, prior to August 2016, both Pullmantur and CDF Croisières de France ("CDF") were wholly owned by us. However, in July 2016, we sold 51% of our interest in Pullmantur and CDF, therefore, for the period subsequent to the sale, our operating results and other disclosures herein do not include Pullmantur and CDF unless otherwise specified. In accordance with cruise vacation industry practice, the term “berths” is determined based on double occupancy per cabin even though many cabins can accommodate three or more passengers. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015, including the audited consolidated financial statements and related notes included therein.

This Quarterly Report on Form 10-Q also includes trademarks, trade names and service marks of other companies.  Use or display by us of other parties’ trademarks, trade names or service marks is not intended to and does not imply a relationship with, or endorsement or sponsorship of us by, these other parties other than as described herein.

Note 1. General

Description of Business

We are a global cruise company.  As of September 30, 2016, we own and operate three global cruise brands: Royal Caribbean International, Celebrity Cruises and Azamara Club Cruises. We also own a 50% joint venture interest in the German brand TUI Cruises, a 49% interest in the Spanish brand Pullmantur and have minority interests in other smaller regional brands.

Prior to August 2016, Royal Caribbean Holdings de Espana ("RCHE"), the parent company of the Pullmantur and CDF brands, was wholly owned by us. Effective July 31, 2016, we sold 51% of our interest in RCHE. We retain a 49% interest in RCHE as well as full ownership of the vessels currently operated by the brands, which are bareboat chartered to RCHE. We account for the bareboat charters of the vessels to RCHE as operating leases. We also provide certain ship management services to RCHE. As a result of the sale of a majority interest in RCHE, we recognized an immaterial gain. In addition, we also continue to retain full ownership of the aircraft, which were not impacted by this sale transaction. Effective August 2016, we no longer consolidate RCHE in our consolidated financial statements and our investment in the company is accounted for under the equity method of accounting. Refer to Note 5. Other Assets for further information on our retained interest in RCHE.

The sale did not represent a strategic shift that will have a major effect on our operations and financial results, as we continue to provide similar itineraries to and source passengers from the markets served by the Pullmantur and CDF businesses. Therefore, the sale of RCHE did not meet the criteria for discontinued operations reporting. Due to the change in the nature of the cash flows to be generated by the vessels operated by RCHE, we also reviewed the vessels for impairment. We determined that the undiscounted future cash flows of the vessels exceeded their carrying value; therefore, no impairment was required.

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

Prior to January 1, 2016, we consolidated the operating results of RCHE on a two-month reporting lag to allow for more timely preparation of our consolidated financial statements. Effective January 1, 2016, we eliminated the two-month reporting lag to reflect RCHE's financial position, results of operations and cash flows concurrently and consistently with the fiscal calendar of the Company ("elimination of the Pullmantur reporting lag"). The elimination of the Pullmantur reporting lag represented a change in accounting principle which we believed to be preferable because it provided more current information to the users of our financial statements. A change in accounting principle requires retrospective application, if material. The impact of the elimination of the reporting lag was immaterial to prior periods and is expected to be immaterial for our fiscal year ended December 31, 2016. As a result, we have accounted for this change in accounting principle in our consolidated results for the first nine months of 2016. Accordingly, the results of RCHE for November and December 2015 are included in our statement of comprehensive income (loss) for the nine months ended September 30, 2016. The effect of this change was a decrease to net income of $21.7 million, which has been reported within Other income in our consolidated statements of comprehensive income (loss) for the nine months ended September 30, 2016.

Note 2. Summary of Significant Accounting Policies

Recent Accounting Pronouncements

In May 2014, amended GAAP guidance was issued to clarify the principles used to recognize revenue for all entities. The guidance also requires more detailed disclosures and provides additional guidance for transactions that were not comprehensively addressed in the prior accounting guidance. This guidance must be applied using one of two retrospective application methods and will be effective for our annual reporting period beginning after December 15, 2017, including interim periods therein. Early adoption is permitted for our annual reporting period beginning after December 15, 2016, including interim periods therein. We are currently evaluating the impact, if any, of the adoption of the revenue recognition guidance to our consolidated financial statements and intend to elect the modified retrospective method to all contracts on the date of initial application, January 1, 2018.  This will involve applying the guidance retrospectively only to the most current period presented in the financial statements and recognizing the cumulative effect of initially applying the guidance as an adjustment to the January 1, 2018 opening balance of retained earnings at the date of initial application.

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

In August 2016, amended GAAP guidance was issued to clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are aimed at reducing the existing diversity in practice. The guidance should be applied using a retrospective transition method to each period presented and will be effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. The adoption of this newly issued guidance is not expected to have a material impact to our consolidated financial statements.

Other

Revenues and expenses include port costs that vary with guest head counts. The amounts of such port costs included in Passenger ticket revenues on a gross basis were $158.7 million and $156.8 million for the third quarters of 2016 and 2015, respectively, and $443.1 million and $425.6 million for the nine months ended September 30, 2016 and 2015, respectively.

Reclassifications

On January 1, 2016, we adopted Accounting Standards Codification ("ASC") 835, Presentation of Debt Issuance Costs, using the retrospective approach. Due to the adoption of ASC 835, $139.8 million of debt issuance costs have been reclassified in the consolidated balance sheet, as of December 31, 2015, from Other assets to either Current portion of long-term debt or Long-term debt in order to conform to the current year presentation.

For the nine months ended September 30, 2015, $5.3 million has been reclassified in the consolidated statements of cash flows from Other, net to Dividends received from unconsolidated affiliates within Net cash provided by operating activities in order to conform to the current year presentation.

Note 3. Earnings Per Share

A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income for basic and diluted earnings per share	$693,257	$228,787	$1,022,302	$458,984
Weighted-average common shares outstanding	214,819	219,963	215,663	219,835
Dilutive effect of stock options, performance share awards and restricted stock awards	848	1,174	912	1,144
Diluted weighted-average shares outstanding	215,667	221,137	216,575	220,979
Basic earnings per share	$3.23	$1.04	$4.74	$2.09
Diluted earnings per share	$3.21	$1.03	$4.72	$2.08

There were no antidilutive shares for the quarters and nine month periods ended September 30, 2016 and September 30, 2015.

Note 4. Property and Equipment

In April 2016, we completed the previously announced sale of Splendour of the Seas to TUI Cruises. Concurrent with the acquisition, TUI Cruises leased the ship to Thomson Cruises, an affiliate of TUI AG, our joint venture partner, who will operate the ship. The gain recognized did not have a material effect to our consolidated financial statements.

In June 2016, we entered into an agreement to sell a ship to Thomson Cruises. The sale is scheduled to be completed in March 2017 in order to retain the future revenues to be generated for sailings through that date. We expect to recognize a gain on the sale, which we do not expect will have a material effect to our annual consolidated financial statements.

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

We have determined that TUI Cruises GmbH, our 50%-owned joint venture, which operates the brand TUI Cruises, is a VIE. As of September 30, 2016, the net book value of our investment in TUI Cruises was approximately $513.6 million, consisting of $304.3 million in equity and a loan of $209.3 million. The loan, which was made in connection with the sale of Splendour of the Seas in April 2016, accrues interest at a rate of 6.25% per annum and is payable over a 10-year term. This loan is 50% guaranteed by TUI AG, our joint venture partner, and is secured by a first priority mortgage on the ship. Refer to Note 4. Property and Equipment for further information. As of December 31, 2015, the net book value of our investment in TUI Cruises was approximately $293.8 million, consisting of equity. The majority of these amounts were included within Other assets in our consolidated balance sheets.

 In addition, we and TUI AG have each guaranteed the repayment of 50% of a bank loan. As of September 30, 2016, the outstanding principal amount of the loan was €121.6 million, or approximately $136.6 million based on the exchange rate at September 30, 2016. While this loan matures in May 2022, the lenders have agreed to release each shareholder's guarantee in 2018. The loan amortizes quarterly and is secured by first mortgages on the Mein Schiff 1 and Mein Schiff 2 vessels. Based on current facts and circumstances, we do not believe potential obligations under our guarantee of this bank loan are probable.

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

As of September 30, 2016, TUI Cruises has three newbuild ships on order scheduled to be delivered in each of 2017, 2018 and 2019. TUI Cruises has in place agreements for the secured financing of each of the ships on order for up to 80% of the contract price. The remaining portion of the contract price of the ships is expected to be funded through an existing €150.0 million bank facility and TUI Cruises’ cash flows from operations. The various ship construction and financing agreements include certain restrictions on each of our and TUI AG’s ability to reduce our current ownership interest in TUI Cruises below 37.55% through 2021.

We have determined that RCHE, in which we have a 49% noncontrolling interest, is a VIE for which we are not the primary beneficiary, as we do not have the power to direct the activities that most significantly impact the entity's economic performance. Accordingly, subsequent to the sale of our 51% interest in RCHE to Springwater Capital LLC ("Springwater"), we do not consolidate this entity and we account for this investment under the equity method of accounting. As of September 30, 2016, the net book value of our investment in RCHE was approximately $25.0 million, consisting of reimbursement commitments from several RCHE subsidiaries to RCL for fuel hedge costs related to Pullmantur and CDF through the closing date and as a condition of the sale. The amount is payable through 2019 and is 51% guaranteed by Springwater. This amount was included within Trade and Other Receivables and Other assets in our consolidated balance sheets and represents our maximum exposure to loss related to our investment in RCHE.

In conjunction with the sale, we provided a non-revolving working capital facility to an RCHE subsidiary in the amount of up to €15.0 million or approximately $16.9 million based on the exchange rate at September 30, 2016. Proceeds of the facility, which may be drawn through July 2018, will bear interest at the rate of 6.5% per annum and are payable through 2022. Springwater has guaranteed repayment of 51% of the oustanding amounts under the facility. As of September 30, 2016, no amounts had been drawn on this facility. See Note 1. General for further discussion on the sales transaction.

We have determined that Grand Bahama Shipyard Ltd. (“Grand Bahama”), a ship repair and maintenance facility in which we have a 40% noncontrolling interest, is a VIE. This facility serves cruise and cargo ships, oil and gas tankers and offshore units.  We utilize this facility, among other ship repair facilities, for our regularly scheduled drydocks and certain emergency repairs as may be required. During the quarter and nine months ended September 30, 2016, we made payments of $2.6 million and $36.0 million, respectively, to Grand Bahama for ship repair and maintenance services. We have determined that we are not the primary beneficiary of this facility as we do not have the power to direct the activities that most significantly impact the facility’s economic performance. Accordingly, we do not consolidate this entity and we account for this investment under the equity method of accounting. As of September 30, 2016, the net book value of our investment in Grand Bahama was approximately $45.7 million, consisting of $21.9 million in equity and a loan of $23.8 million. As of December 31, 2015, the net book value of our investment in Grand Bahama was approximately $51.2 million, consisting of $12.6 million in equity and a loan of $38.6 million. These amounts represent our maximum exposure to loss related to our investment in Grand Bahama. Our debt agreement with Grand Bahama was amended during the quarter ended March 31, 2016 to extend the maturity by 10 years and increase the applicable interest rate to the lower of (i) LIBOR plus 3.50% and (ii) 5.5%. Interest payable on the loan is due on a semi-annual basis. We continue to classify the loan, as modified, as non-accrual status. The loan balance is included within Other assets in our consolidated balance sheets. During the quarter ended September 30, 2016, no principal payments were made. During the nine months ended September 30, 2016 we received principal payments of approximately $14.8 million. We monitor credit risk associated with the loan through our participation on Grand Bahama’s board of directors along with our review of Grand Bahama’s financial statements and projected cash flows. Based on this review, we believe the risk of loss associated with the outstanding loan is not probable as of September 30, 2016.

We have determined that Skysea Holding International Ltd. ("Skysea Holding"), in which we have a 35% noncontrolling interest, is a VIE for which we are not the primary beneficiary, as we do not have the power to direct the activities that most significantly impact the entity's economic performance. Accordingly, we do not consolidate this entity and we account for this investment under the equity method of accounting. In December 2014, we and Ctrip.com International Ltd, which also owns 35% of Skysea Holding, each provided a debt facility to a wholly owned subsidiary of Skysea Holding in the amount of $80.0 million. Interest under these facilities, which mature in January 2030, initially accrues at a rate of 3.0% per annum with an increase of at least 0.5% every two years through maturity. The facilities, which are pari passu to each other, are each 100% guaranteed by Skysea Holding and are secured by first priority mortgages on the ship, Golden Era. In September 2016, we and Ctrip.com International Ltd each provided an additional debt facility to Skysea Holding in the amount of up to $3.8 million. Interest under these facilities, which mature in December 2016, accrues at a rate of 3.0% per annum. As of September 30, 2016, the net book value of our investment in Skysea Holding and its subsidiaries was approximately $95.5 million, consisting of $11.2 million in equity and loans of $84.3 million. As of December 31, 2015, the net book value of our investment in Skysea Holding and its subsidiaries was approximately $99.8 million, consisting of $17.3 million in equity and a loan of $82.4 million. The majority of these amounts were included within Other assets in our consolidated balance sheets and represent our maximum exposure to loss related to our investment in Skysea Holding.

The following table sets forth information regarding our investments accounted for under the equity method of accounting, including the entities discussed above, (in thousands):

	Quarter Ended September 30, 2016	Quarter Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Share of equity income from investments (1)	$46,539	$38,359	$94,832	$62,183
Dividends received	$47,491	$1,347	$71,370	$5,327

(1) Our share of equity income from investments are reported within Other income in our consolidated statements of comprehensive income (loss) and Other, net within Operating Activities in our consolidated statements of cash flows.

We also provide ship management services to TUI Cruises GmbH, RCHE and Skysea Holding. Additionally, we bareboat charter to Pullmantur the vessels currently operated by its brands, which were retained by us. We recorded the following as it relates to these services in our operating results within our consolidated statements of comprehensive income (loss) (in thousands):

	Quarter Ended September 30, 2016	Quarter Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Revenues	$9,300	$3,940	$17,888	$15,557
Expenses	$2,410	$2,606	$8,930	$12,149

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

In February 2016, we agreed with the lenders on our €365.0 million unsecured term loan due 2017 to convert €247.5 million, or $273.2 million, of the outstanding principal balance from Euro to US dollars. Interest on the new US dollar tranche accrues at a floating rate based on LIBOR plus the applicable margin. The balance of the facility of €117.5 million will remain outstanding in Euro and will continue to accrue interest at a floating rate based on EURIBOR, subject to a 0% floor, plus the applicable margin. The applicable margin varies with our debt rating and was 1.75% as of September 30, 2016. The amendment did not result in the extinguishment of debt.

In April 2016, we took delivery of Ovation of the Seas. To finance the purchase, we borrowed $841.8 million under a previously committed unsecured term loan which is 95% guaranteed by Euler Hermes Deutschland AG ("Hermes"), the official export credit agency of Germany. The loan amortizes semi-annually over 12 years and bears interest at LIBOR plus a margin of 1.00%, totaling 1.91% as of September 30, 2016. During 2015, we entered into forward-starting interest rate swap agreements which effectively converted $830.0 million of the loan from the floating rate available to us per the credit agreement to a fixed rate, including the applicable margin, of 3.16% effective from April 2016 through the maturity of the loan. See Note 10. Fair Value Measurements and Derivative Instruments for further information regarding these agreements.

In April 2016, we entered into and drew in full on a credit agreement which provides an unsecured term loan in the amount of $200 million. The loan is due and payable at maturity in April 2017. Interest on the loan accrues at a floating rate based on LIBOR plus a margin of 1.30%, totaling 1.82% as of September 30, 2016. The proceeds from this loan were used to repay amounts outstanding under our unsecured revolving credit facilities.

In May 2016, we took delivery of Harmony of the Seas. To finance the purchase, we borrowed an unsecured Euro-denominated term loan in the amount of €700.7 million, or $787.2 million based on the exchange rate at September 30, 2016, and an unsecured US dollar-denominated term loan in the amount of $226.1 million under previously committed credit agreements. Both of the facilities are 100% guaranteed by Compagnie Francaise d’Assurance pour le Commerce Extérieur (“COFACE”), the official export credit agency of France. The Euro-denominated term loan amortizes semi-annually over 12 years and bears interest at EURIBOR, subject to a 0% floor, plus the applicable margin of 1.15%, totaling 1.15% as of September 30, 2016. The US dollar-denominated term loan amortizes semi-annually over 12 years and bears interest at a fixed rate of 2.53%. During 2015, we entered into forward-starting interest rate swap agreements which effectively converted €693.4 million, or $779.0 million based on the exchange rate at September 30, 2016, of the Euro-denominated term loan from the floating rate per the credit agreement to a fixed rate, including the applicable margin, of 2.26% effective from May 2016 through the maturity of the loan. See Note 10. Fair Value Measurements and Derivative Instruments for further information regarding these agreements.

Note 7. Commitments and Contingencies

Ship Purchase Obligations

As of September 30, 2016, the aggregate cost of our ships on firm order, not including the TUI Cruises' ships on order and those subject to conditions to effectiveness, was approximately $5.3 billion, of which we had deposited $282.0 million as of such date. Approximately 56.1% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at September 30, 2016. Refer to Note 10. Fair Value Measurements and Derivative Instruments for further information.

In June 2016, we entered into credit agreements for the unsecured financing of our first two "Project Edge" ships for up to 80% of each ship’s contract price through facilities to be guaranteed 100% by COFACE. The ships are expected to enter service in the fourth quarter of 2018 and the first half of 2020, respectively. Under these financing arrangements, we have the right, but not the obligation, to satisfy the obligations to be incurred upon delivery and acceptance of each vessel under the shipbuilding contract by assuming, at delivery and acceptance, the debt indirectly incurred by the shipbuilder during the construction of each ship. The maximum loan amount under each facility is not to exceed the US dollar equivalent of €622.6 million and €652.6 million, or approximately $699.4 million and $733.1 million, respectively, based on the exchange rate at September 30, 2016, for the first "Project Edge" ship delivery and the second "Project Edge" ship delivery, respectively. The loans will amortize semi-annually and will mature 12 years following delivery of each ship. Interest on the loans will accrue at a fixed rate of 3.23%.

In September 2016, we signed conditional agreements with STX France to build a fifth Oasis-class ship expected to be delivered in the second quarter of 2021, and a third and fourth "Project Edge" ship expected to be delivered in the fourth quarter of each of 2021 and 2022. These agreements are contingent upon completion of conditions precedent, including financing.

In October 2016, we signed a memorandum of understanding with Meyer Turku to build two ships of a new generation of ships for Royal Caribbean International, known as "Project Icon", which are expected to enter service in the second quarters of 2022 and 2024, respectively. While the design is still being finalized, each ship will likely accommodate approximately 5,000 guests. These orders are contingent upon completion of conditions precedent, including documentation and financing.

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

Other

In July 2016, we executed an agreement with Miami Dade County (“MDC”), which was simultaneously assigned to Sumitomo Banking Corporation (“SMBC”), to lease land from MDC and construct a new cruise terminal at PortMiami in Miami, Florida. The terminal is expected to be approximately 170,000 square-feet and will serve as a homeport. During the construction period, SMBC will fund the costs of the terminal’s construction and land lease. Upon completion of the terminal's construction, we will operate and lease the terminal from SMBC for a five-year term. We determined that the lease arrangement between SMBC and us should be accounted for as an operating lease upon completion of the terminal.
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

Note 8. Shareholders’ Equity

In September 2016, we declared a cash dividend on our common stock of $0.48 per share which was paid in October of 2016. During the first and second quarters of 2016, we declared and paid a cash dividend on our common stock of $0.375 per share. During the first quarter of 2016, we also paid a cash dividend on our common stock of $0.375 per share which was declared during the fourth quarter of 2015.

During the third quarter of 2015, we declared a cash dividend on our common stock of $0.375 per share which was paid in October of 2015. During the first and second quarters of 2015, we declared and paid a cash dividend on our common stock of $0.30 per share. During the first quarter of 2015, we also paid a cash dividend on our common stock of $0.30 per share which was declared during the fourth quarter of 2014.

In October 2015, our board of directors authorized a common stock repurchase program for up to $500 million that was completed in August 2016. During the first, second and third quarters of 2016, we purchased 2.8 million, 0.6 million and 0.7 million shares, respectively, for a total of $200.0 million, $50.0 million and $50.0 million, respectively, in open market transactions. These transactions were recorded within Treasury stock in our consolidated balance sheet. Our repurchases under this program, including the $200.0 million of stock repurchased during the fourth quarter of 2015, totaled $500.0 million.

Note 9. Changes in Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2016 and 2015 (in thousands):

	Accumulated Other Comprehensive Income (Loss) for the Nine Months Ended September 30, 2016				Accumulated Other Comprehensive Income (Loss) for the Nine Months Ended September 30, 2015
	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated comprehensive loss at beginning of the year	$(1,232,073)	$(26,447)	$(69,913)	$(1,328,433)	$(826,026)	$(31,207)	$(39,761)	$(896,994)
Other comprehensive (loss) income before reclassifications	(9,150)	(13,521)	8,423	(14,248)	(483,946)	4,213	(23,994)	(503,727)
Amounts reclassified from accumulated other comprehensive loss	263,774	1,373	—	265,147	202,978	1,354	—	204,332
Net current-period other comprehensive income (loss)	254,624	(12,148)	8,423	250,899	(280,968)	5,567	(23,994)	(299,395)
Ending balance	$(977,449)	$(38,595)	$(61,490)	$(1,077,534)	$(1,106,994)	$(25,640)	$(63,755)	$(1,196,389)

The following table presents reclassifications out of accumulated other comprehensive income (loss) for the quarters and nine months ended September 30, 2016 and 2015 (in thousands):

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
Details About Accumulated Other Comprehensive Income (Loss) Components	Quarter Ended September 30, 2016	Quarter Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015	Affected Line Item in Statements of Comprehensive Income (Loss)
(Loss) gain on cash flow derivative hedges:
Interest rate swaps	$(11,953)	$(10,276)	$(32,019)	$(27,024)	Interest expense, net of interest capitalized
Foreign currency forward contracts	(2,710)	(752)	(5,408)	(2,153)	Depreciation and amortization expenses
Foreign currency forward contracts	(3,465)	(239)	(10,206)	(715)	Other income
Foreign currency forward contracts	—	—	(207)	—	Other operating
Foreign currency collar options	(601)	(568)	(1,806)	(1,003)	Depreciation and amortization expenses
Fuel swaps	2,760	—	9,356	—	Other income
Fuel swaps	(64,654)	(65,975)	(223,484)	(172,083)	Fuel
	(80,623)	(77,810)	(263,774)	(202,978)
Amortization of defined benefit plans:
Actuarial loss	(285)	(354)	(1,373)	(1,061)	Payroll and related
Prior service costs	—	—	—	(293)	Payroll and related
	(285)	(354)	(1,373)	(1,354)
Total reclassifications for the period	$(80,908)	$(78,164)	$(265,147)	$(204,332)

Note 10. Fair Value Measurements and Derivative Instruments

Fair Value Measurements

The estimated fair value of our financial instruments that are not measured at fair value, categorized based upon the fair value hierarchy, are as follows (in thousands):

	Fair Value Measurements at September 30, 2016 Using					Fair Value Measurements at December 31, 2015 Using
Description	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Cash and cash equivalents(4)	$178,428	$178,428	$178,428	$—	$—	$121,565	$121,565	$121,565	$—	$—
Total Assets	$178,428	$178,428	$178,428	$—	$—	$121,565	$121,565	$121,565	$—	$—
Liabilities:
Long-term debt (including current portion of long-term debt)(5)	$9,675,483	$10,225,707	$1,232,284	$8,993,423	$—	$8,478,473	$8,895,009	$1,536,629	$7,358,380	$—
Total Liabilities	$9,675,483	$10,225,707	$1,232,284	$8,993,423	$—	$8,478,473	$8,895,009	$1,536,629	$7,358,380	$—

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
(3) Inputs that are unobservable. The Company did not use any Level 3 inputs as of September 30, 2016 and December 31, 2015.
(4) Consists of cash and marketable securities with original maturities of less than 90 days.
(5) Consists of unsecured revolving credit facilities, senior notes, senior debentures and term loans. Does not include our capital lease obligations.

Other Financial Instruments

The carrying amounts of accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value at September 30, 2016 and December 31, 2015.

Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2016 Using				Fair Value Measurements at December 31, 2015 Using
Description	Total	Level 1(1)	Level 2(2)	Level 3(3)	Total	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Derivative financial instruments(4)	$36,697	$—	$36,697	$—	$134,574	$—	$134,574	$—
Investments(5)	$3,669	3,669	—	—	$3,965	3,965	—	—
Total Assets	$40,366	$3,669	$36,697	$—	$138,539	$3,965	$134,574	$—
Liabilities:
Derivative financial instruments(6)	$507,202	$—	$507,202	$—	$1,044,292	$—	$1,044,292	$—
Total Liabilities	$507,202	$—	$507,202	$—	$1,044,292	$—	$1,044,292	$—

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
(3) Inputs that are unobservable. The Company did not use any Level 3 inputs as of September 30, 2016 and December 31, 2015.
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

The reported fair values are based on a variety of factors and assumptions. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of September 30, 2016 or December 31, 2015, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.

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

As of September 30, 2016 and December 31, 2015, no cash collateral was received or pledged under our ISDA agreements. See Credit Related Contingent Features for further discussion on contingent collateral requirements for our derivative instruments.

The following table presents information about the Company’s offsetting of financial assets under master netting agreements with derivative counterparties:

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of September 30, 2016				As of December 31, 2015
	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Received	Net Amount of Derivative Assets
(In thousands)
Derivatives subject to master netting agreements	$36,697	$(34,517)	$—	$2,180	$134,574	$(129,815)	$—	$4,759
Total	$36,697	$(34,517)	$—	$2,180	$134,574	$(129,815)	$—	$4,759

The following table presents information about the Company’s offsetting of financial liabilities under master netting agreements with derivative counterparties:

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of September 30, 2016				As of December 31, 2015
	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Pledged	Net Amount of Derivative Liabilities
(In thousands)
Derivatives subject to master netting agreements	$(507,202)	$34,517	$—	$(472,685)	$(1,044,292)	$129,815	$—	$(914,477)
Total	$(507,202)	$34,517	$—	$(472,685)	$(1,044,292)	$129,815	$—	$(914,477)

Concentrations of Credit Risk

We monitor our credit risk associated with financial and other institutions with which we conduct significant business and, to minimize these risks, we select counterparties with credit risks acceptable to us and we seek to limit our exposure to an individual counterparty. Credit risk, including but not limited to counterparty nonperformance under derivative instruments, our credit facilities and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions, insurance companies and export credit agencies many of which we have long-term relationships with and which have credit risks acceptable to us or where the credit risk is spread out among a large number of counterparties. As of September 30, 2016, we had counterparty credit risk exposure under our derivative instruments of approximately $2.3 million, which was limited to the cost of replacing the contracts in the event of non-performance by the counterparties to the contracts, the majority of which are currently our lending banks. As of December 31, 2015, we had counterparty credit risk exposure under our derivative instruments of approximately $4.8 million, which was limited to the cost of replacing the contracts in the event of non-performance by the counterparties to the contracts, the majority of which are currently our lending banks. We do not anticipate nonperformance by any of our significant counterparties. In addition, we have established guidelines we follow regarding credit ratings and instrument maturities to maintain safety and liquidity. We do not normally require collateral or other security to support credit relationships; however, in certain circumstances this option is available to us.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our long-term debt obligations including future interest payments. At September 30, 2016 and December 31, 2015, approximately 41.4% and 31.2%, respectively, of our long-term debt was effectively fixed. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense.

Market risk associated with our long-term fixed rate debt is the potential increase in fair value resulting from a decrease in interest rates. We use interest rate swap agreements that effectively convert a portion of our fixed-rate debt to a floating-rate basis to manage this risk. At September 30, 2016 and December 31, 2015, we maintained interest rate swap agreements on the following fixed-rate debt instruments:

Debt Instrument	Swap Notional as of September 30, 2016 (In thousands)	Maturity	Debt Fixed Rate	Swap Floating Rate: LIBOR plus	All-in Swap Floating Rate as of September 30, 2016
Oasis of the Seas term loan	$192,500	October 2021	5.41%	3.87%	4.78%
Unsecured senior notes	650,000	November 2022	5.25%	3.63%	4.45%
	$842,500

These interest rate swap agreements are accounted for as fair value hedges.

Market risk associated with our long-term floating rate debt is the potential increase in interest expense from an increase in interest rates. We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage this risk. At September 30, 2016 and December 31, 2015, we maintained interest rate swap agreements on the following floating-rate debt instruments:

Debt Instrument	Swap Notional as of September 30, 2016 (In thousands)	Maturity	Debt Floating Rate		All-in Swap Fixed Rate
Celebrity Reflection term loan	$463,604	October 2024	LIBOR plus	0.40%	2.85%
Quantum of the Seas term loan	643,125	October 2026	LIBOR plus	1.30%	3.74%
Anthem of the Seas term loan	664,583	April 2027	LIBOR plus	1.30%	3.86%
Ovation of the Seas term loan	830,000	April 2028	LIBOR plus	1.00%	3.16%
Harmony of the Seas term loan (1)	778,966	May 2028	EURIBOR plus	1.15%	2.26%
	$3,380,278

(1) Interest rate swap agreements hedging the Euro-denominated term loan for Harmony of the Seas include EURIBOR zero-floors matching the hedged debt EURIBOR zero-floor. Amount presented is based on the exchange rate as of September 30, 2016.

These interest rate swap agreements are accounted for as cash flow hedges.

The notional amount of interest rate swap agreements related to outstanding debt and on our current unfunded financing arrangements as of September 30, 2016 and December 31, 2015 was $4.2 billion and $4.3 billion, respectively.

Foreign Currency Exchange Rate Risk

Derivative Instruments

Our primary exposure to foreign currency exchange rate risk relates to our ship construction contracts denominated in Euros, our foreign currency denominated debt and our international business operations. We enter into foreign currency forward contracts, collar options and cross currency swap agreements to manage portions of the exposure to movements in foreign currency exchange rates. As of September 30, 2016, the aggregate cost of our ships on firm order, not including the TUI Cruises' ships on order and those subject to conditions to effectiveness, was approximately $5.3 billion, of which we had deposited $282.0 million as of such date. At September 30, 2016 and December 31, 2015, approximately 56.1% and 58.2%, respectively, of the aggregate cost of the ships under construction was exposed to fluctuations in the Euro exchange rate. The majority of our foreign currency forward contracts, collar options and cross currency swap agreements are accounted for as cash flow, fair value or net investment hedges depending on the designation of the related hedge.

On a regular basis, we enter into foreign currency forward contracts and, from time to time, we utilize cross-currency swap agreements to minimize the volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than our functional currency or the functional currencies of our foreign subsidiaries. During the third quarter of 2016, we maintained an average of approximately $801.9 million of these foreign currency forward contracts. These instruments are not designated as hedging instruments. Changes in the fair value of the foreign currency forward contracts resulted in a loss, of approximately $2.5 million and $32.7 million during the quarters ended September 30, 2016 and September 30, 2015, respectively, and approximately $11.8 million and $49.6 million, during the nine months ended September 30, 2016 and September 30, 2015, respectively, that were recognized in earnings within Other income in our consolidated statements of comprehensive income (loss).

The notional amount of outstanding foreign exchange contracts including our forward contracts as of September 30, 2016 and December 31, 2015 was $1.4 billion and $2.4 billion, respectively.

Non-Derivative Instruments

We also address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries’ and investments’ functional currencies and designating it as a hedge of these subsidiaries and investments. We had designated debt as a hedge of our net investments in TUI Cruises of approximately €290.0 million, or approximately $325.8 million, as of September 30, 2016.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates primarily to the consumption of fuel on our ships. We use fuel swap agreements to mitigate the financial impact of fluctuations in fuel prices.

Our fuel swap agreements are accounted for as cash flow hedges. At September 30, 2016, we have hedged the variability in future cash flows for certain forecasted fuel transactions occurring through 2020. As of September 30, 2016 and December 31, 2015, we had the following outstanding fuel swap agreements:

	Fuel Swap Agreements
	As of September 30, 2016	As of December 31, 2015
	(metric tons)
2016	231,000	930,000
2017	799,000	854,000
2018	616,000	583,000
2019	521,000	231,000
2020	307,000	—

	Fuel Swap Agreements
	As of September 30, 2016	As of December 31, 2015
	(% hedged)
Projected fuel purchases:
2016	68%	65%
2017	60%	59%
2018	45%	40%
2019	36%	15%
2020	20%	—

At September 30, 2016 and December 31, 2015, $196.2 million and $321.0 million, respectively, of estimated unrealized net loss associated with our cash flow hedges pertaining to fuel swap agreements were expected to be reclassified to earnings from Accumulated other comprehensive loss within the next twelve months. Reclassification is expected to occur as the result of fuel consumption associated with our hedged forecasted fuel purchases.

The fair value and line item caption of derivative instruments recorded within our consolidated balance sheets were as follows:

	Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of September 30, 2016	As of December 31, 2015	Balance Sheet Location	As of September 30, 2016	As of December 31, 2015
		Fair Value	Fair Value		Fair Value	Fair Value
(In thousands)
Derivatives designated as hedging instruments under ASC 815-20(1)
Interest rate swaps	Other assets	$15,371	$—	Other long-term liabilities	$139,322	$67,371
Foreign currency forward contracts	Derivative financial instruments	—	93,996	Derivative financial instruments	136	320,873
Foreign currency forward contracts	Other assets	6,926	—	Other long-term liabilities	7,392	—
Fuel swaps	Derivative financial instruments	—	—	Derivative financial instruments	183,470	307,475
Fuel swaps	Other assets	13,038	—	Other long-term liabilities	149,110	325,055
Total derivatives designated as hedging instruments under 815-20		35,335	93,996		479,430	1,020,774
Derivatives not designated as hedging instruments under ASC 815-20
Foreign currency forward contracts	Derivative financial instruments	$—	$32,339	Derivative financial instruments	$—	$—
Fuel swaps	Derivative financial instruments	928	8,239	Derivative financial instruments	18,271	23,518
Fuel swaps	Other Assets	434	—	Other long-term liabilities	9,501	—
Total derivatives not designated as hedging instruments under 815-20		1,362	40,578		27,772	23,518
Total derivatives		$36,697	$134,574		$507,202	$1,044,292

(1) Accounting Standard Codification 815-20 “Derivatives and Hedging.”

The carrying value and line item caption of non-derivative instruments designated as hedging instruments recorded within our consolidated balance sheets were as follows:

		Carrying Value
Non-derivative instrument designated as hedging instrument under ASC 815-20	Balance Sheet Location	As of September 30, 2016	As of December 31, 2015
(In thousands)
Foreign currency debt	Current portion of long-term debt	$65,595	$—
Foreign currency debt	Long-term debt	260,191	—
		$325,786	$—

The effect of derivative instruments qualifying and designated as hedging instruments and the related hedged items in fair value hedges on the consolidated statements of comprehensive income (loss) was as follows:

Derivatives and Related Hedged Items under ASC 815-20 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative and Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative				Amount of Gain (Loss) Recognized in Income on Hedged Item
		Quarter Ended September 30, 2016	Quarter Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015	Quarter Ended September 30, 2016	Quarter Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
(In thousands)
Interest rate swaps	Interest expense, net of interest capitalized	$1,737	$2,793	$6,075	$8,640	$—	$3,968	$7,203	$11,775
Interest rate swaps	Other income	(7,662)	22,341	28,592	21,780	7,423	(20,252)	(24,878)	(18,245)
		$(5,925)	$25,134	$34,667	$30,420	$7,423	$(16,284)	$(17,675)	$(6,470)

The effect of derivative instruments qualifying and designated as cash flow hedging instruments on the consolidated financial statements was as follows:

Derivatives under ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Loss) on Derivative (Effective Portion)				Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Effective Portion)
	Quarter Ended September 30, 2016	Quarter Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015		Quarter Ended September 30, 2016	Quarter Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
(In thousands)
Interest rate swaps	$6,598	$(68,956)	$(126,505)	$(75,104)	Interest expense, net of interest capitalized	$(11,953)	$(10,276)	$(32,019)	$(27,024)
Foreign currency forward contracts	11,405	(619)	22,715	(131,211)	Depreciation and amortization expenses	(2,710)	(752)	(5,408)	(2,153)
Foreign currency forward contracts	—	—	—	—	Other income	(3,465)	(239)	(10,206)	(715)
Foreign currency forward contracts	—	—	—	—	Other operating	—	—	(207)	—
Foreign currency collar options	—	34	—	(64,559)	Depreciation and amortization expenses	(601)	(568)	(1,806)	(1,003)
Fuel swaps	—	—	—	—	Other income	2,760	—	9,356	—
Fuel swaps	(3,090)	(230,761)	94,640	(213,072)	Fuel	(64,654)	(65,975)	(223,484)	(172,083)
	$14,913	$(300,302)	$(9,150)	$(483,946)		$(80,623)	$(77,810)	$(263,774)	$(202,978)

Derivatives under ASC 815-20 Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Quarter Ended September 30, 2016	Quarter Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
(In thousands)
Interest rate swaps	Other income	90	(617)	(1,152)	(395)
Foreign currency forward contracts	Other income	—	—	(57)	—
Fuel swaps	Other income	(8)	(2,353)	(3,949)	(2,771)
		$82	$(2,970)	$(5,158)	$(3,166)

The effect of non-derivative instruments qualifying and designated as net investment hedging instruments on the consolidated financial statements was as follows:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion)
Non-derivative instruments under ASC 815-20 Net Investment Hedging Relationships	Quarter Ended September 30, 2016	Quarter Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
(In thousands)
Foreign Currency Debt	$(3,382)	$(436)	$1,313	$8,955
	$(3,382)	$(436)	$1,313	$8,955

There was no amount recognized in income (ineffective portion and amount excluded from effectiveness testing) for the quarters and nine months ended September 30, 2016 and September 30, 2015, respectively.

The effect of derivatives not designated as hedging instruments on the consolidated financial statements was as follows:

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments under ASC 815-20	Location of Gain (Loss) Recognized in Income on Derivatives	Quarter Ended September 30, 2016	Quarter Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
(In thousands)
Foreign currency forward contracts	Other income	$(2,464)	$(32,705)	$(11,712)	$(49,607)
Fuel swaps	Other income	(1,172)	(76)	(1,224)	(191)
		$(3,636)	$(32,781)	$(12,936)	$(49,798)

Credit Related Contingent Features

Our current interest rate derivative instruments may require us to post collateral if our Standard & Poor’s and Moody’s credit ratings remain below specified levels. Specifically, if on the fifth anniversary of executing a derivative instrument, or on any succeeding fifth-year anniversary, our credit ratings for our senior unsecured debt were to be rated below BBB- by Standard & Poor’s and Baa3 by Moody’s, then the counterparty may periodically demand that we post collateral in an amount equal to the difference between (i) the net market value of all derivative transactions with such counterparty that have reached their fifth year anniversary, to the extent negative, and (ii) the applicable minimum call amount.

The amount of collateral required to be posted following such event will change as, and to the extent, our net liability position increases or decreases by more than the applicable minimum call amount. If our credit rating for our senior unsecured debt is subsequently equal to or above BBB- by Standard & Poor’s or Baa3 by Moody’s, then any collateral posted at such time will be released to us and we will no longer be required to post collateral unless we meet the collateral trigger requirement at the next fifth-year anniversary. Currently, our senior unsecured debt credit rating is BB+ with a stable outlook by Standard & Poor’s and Ba1 with a positive outlook by Moody’s. We currently have seven interest rate derivative hedges that have a term of at least five years. As of September 30, 2016, none of these instruments had reached their fifth anniversary and, accordingly, we were not required to post any collateral as of such date.

During the next twelve months, four of our interest rate derivative hedges will reach their fifth anniversary, with the first such anniversary to occur on November 2016. If each of these four interest rate hedges had already reached its fifth anniversary as of September 30, 2016, our maximum collateral exposure would have been $96.8 million. Similarly, our maximum collateral exposure as of December 31, 2015, would have been $14.6 million if all hedges scheduled to reach their fifth anniversary date within one year had instead reached their fifth anniversary as of December 31, 2015.

Note 11. Restructuring Charges

Pullmantur Right-sizing Strategy

Pullmantur's strategy over the last several years had focused both on its core cruise market in Spain and on expansion throughout Latin America, especially Brazil. However, due to significant and increased challenges facing Pullmantur's Latin American operations, in 2015, we decided to significantly change our strategy from growing the brand through vessel transfers to a right-sizing strategy. This right-sizing strategy included reducing our exposure to Latin America, refocusing on the brand’s core market of Spain and, consequently, reducing the size of Pullmantur’s fleet.

The right-sizing strategy activities included the closing of Pullmantur's regional head office in Brazil, the redeployment of Pullmantur’s Empress to the Royal Caribbean International brand and personnel reorganization in Pullmantur's headquarters and CDF's office in France. The closure of the Brazil office and the personnel reorganization resulted in the recognition of a liability for one-time termination benefits during the nine months ended September 30, 2016. We also incurred contract termination costs related to the closure of the Brazil office.

As a result of these actions, we incurred restructuring exit costs of $0.3 million and $2.5 million for the quarter and nine months ended September 30, 2016, respectively, which are reported within Restructuring charges in our consolidated statements of comprehensive income (loss).

The following table summarizes our restructuring exit costs related to the above strategy (in thousands):

	Beginning Balance January 1, 2016	Accruals	Payments	Ending Balance September 30, 2016	Cumulative Charges Incurred
Termination benefits	$—	$2,416	$2,416	$—	$2,416
Contract termination costs	—	68	68	—	68
Total	$—	$2,484	$2,484	$—	$2,484

In connection with this strategy, we incurred approximately $3.6 million of other costs during the nine months ended September 30, 2016, respectively, that primarily consisted of costs associated with the redeployment of Pullmantur's Empress to the Royal Caribbean International brand that were reported within Cruise operating expenses, Depreciation and amortization expenses and Marketing, selling and administrative expenses in our consolidated statements of comprehensive income (loss).

In July 2016, we sold 51% of our interest in RCHE, the parent company of the Pullmantur and CDF brands. In connection with the sale, we incurred approximately $3.3 million of other costs during the quarter and nine months ended September 30, 2016 that were reported within Cruise operating expenses and Marketing, selling and administrative expenses in our consolidated statements of comprehensive income (loss). Refer to Note 1. General for further information regarding this sale transaction.

Other Restructuring Initiatives

During the second and third quarters of 2016, we moved forward with certain other initiatives, including the closing of an international office in Brazil related to the Royal Caribbean International brand and personnel reorganization in our corporate offices. These initiatives resulted in restructuring costs of $1.5 million and $4.1 million for the quarter and nine months ended September 30, 2016, respectively. The restructuring costs are mainly due to the recognition of a liability for one-time termination benefits. Through the remainder of 2016, we may incur additional immaterial costs as it relates to the restructuring at our corporate and international offices.

The following table summarizes our restructuring exit costs related to the above initiatives (in thousands):

	Beginning Balance January 1, 2016	Accruals	Payments	Ending Balance September 30, 2016	Cumulative Charges Incurred
Termination benefits	$—	$4,128	$1,584	$2,544	$4,128
Contract termination costs	—	15	15	—	15
Total	$—	$4,143	$1,599	$2,544	$4,143

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Concerning Forward-Looking Statements

The discussion under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance (including our expectations for the fourth quarter and full year of 2016 and our earnings and yield estimates for 2016 set forth under the heading "Outlook" below), business and industry prospects or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. Words such as "anticipate," "believe," "could," "estimate," "expect," "goal," "intend," "may," "plan," "project," "seek," "should," "will," "driving" and similar expressions are intended to further identify any of these forward-looking statements. Forward-looking statements reflect management's current expectations but they are based on judgments and are inherently uncertain. Furthermore, they are subject to risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015 and, in particular, the risks discussed under the caption "Risk Factors" in Part I, Item 1A of that report.

All forward-looking statements made in this Quarterly Report on Form 10-Q speak only as of the date of this document.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

The discussion and analysis of our financial condition and results of operations has been organized to present the following:

•	a review of our financial presentation, including discussion of certain operational and financial metrics we utilize to assist us in managing our business;

•	a discussion of our results of operations for the quarter and nine months ended September 30, 2016 compared to the same periods in 2015;

•	a discussion of our business outlook, including our expectations for selected financial items for the fourth quarter and full year of 2016; and

•	a discussion of our liquidity and capital resources, including our future capital and contractual commitments and potential funding sources.

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

•
Onboard and other revenues, which consist primarily of revenues from the sale of goods and/or services onboard our ships not included in passenger ticket prices, cancellation fees, sales of vacation protection insurance and pre- and post-cruise tours. Onboard and other revenues also includes revenues we receive from independent third party concessionaires that pay us a percentage of their revenues in exchange for the right to provide selected goods and/or services onboard our ships as well as revenues received for our bareboat charter, procurement and management related services we perform on behalf of our unconsolidated affiliates.

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

Adjusted Net Income represents net income excluding certain items that we believe adjusting for is meaningful when assessing our performance on a comparative basis. For the periods presented, these items included the impairment of the Pullmantur related assets, net loss related to the elimination of the Pullmantur reporting lag, the net gain related to the sale of the Pullmantur and CDF brands and related costs, restructuring charges and other initiative costs related to our Pullmantur right-sizing strategy and other restructuring initiatives.

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

Net Cruise Costs and Net Cruise Costs Excluding Fuel represent Gross Cruise Costs excluding commissions, transportation and other expenses and onboard and other expenses and, in the case of Net Cruise Costs Excluding Fuel, fuel expenses (each of which is described above under the Description of Certain Line Items heading). In measuring our ability to control costs in a manner that positively impacts net income, we believe changes in Net Cruise Costs and Net Cruise Costs Excluding Fuel to be the most relevant indicators of our performance. A reconciliation of historical Gross Cruise Costs to Net Cruise Costs and Net Cruise Costs Excluding Fuel is provided below under Results of Operations. We have not provided a quantitative reconciliation of projected Gross Cruise Costs to projected Net Cruise Costs and projected Net Cruise Costs Excluding Fuel due to the significant uncertainty in projecting the costs deducted to arrive at these measures. Accordingly, we do not believe that reconciling information for such projected figures would be meaningful. Net Cruise Costs excludes the net gain related to the sale of the Pullmantur and CDF brands and related costs and initiative costs related to our Pullmantur right-sizing strategy and other restructuring initiatives.

Net Revenues represent total revenues less commissions, transportation and other expenses and onboard and other expenses (each of which is described above under the Description of Certain Line Items heading).

Net Yields represent Net Revenues per APCD. We utilize Net Revenues and Net Yields to manage our business on a day-to-day basis as we believe that it is the most relevant measure of our pricing performance because it reflects the cruise revenues earned by us net of our most significant variable costs, which are commissions, transportation and other expenses and onboard and other expenses. A reconciliation of historical Gross Yields to Net Yields is provided below under Results of Operations. We have not provided a quantitative reconciliation of projected Gross Yields to projected Net Yields due to the significant uncertainty in projecting the costs deducted to arrive at this measure. Accordingly, we do not believe that reconciling information for such projected figures would be meaningful. Net Yields excludes initiative costs related to the sale of the Pullmantur and CDF brands.

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

Results of Operations

Summary

Our net income and Adjusted Net Income for the third quarter of 2016 was $693.3 million and $690.9 million, or $3.21 and $3.20 per share on a diluted basis, respectively, as compared to net income and Adjusted Net Income of $228.8 million and $628.1 million, or $1.03 and $2.84 per share on a diluted basis, respectively, for the third quarter of 2015.

Our net income and Adjusted Net Income for the nine months ended September 30, 2016 was $1.0 billion and $1.1 billion, or $4.72 and $4.85 per share on a diluted basis, respectively, as compared to net income and Adjusted Net Income of $459.0 million and $858.3 million, or $2.08 and $3.88 per share on a diluted basis, respectively, for the nine months ended September 30, 2015.

Significant items for the quarter and nine months ended September 30, 2016 include:

•
The effect of changes in foreign currency exchange rates related to our passenger ticket and onboard and other revenue transactions and cruise operating expenses denominated in currencies other than the United States dollar, resulted in a decrease to total revenues of $58.8 million and $154.3 million for the quarter and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015, and a decrease to cruise operating expenses of $10.2 million and $34.2 million for the quarter and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015;

•
Total revenues, excluding the unfavorable effect of changes in foreign currency exchange rates, increased $99.5 million and $344.0 million for the quarter and nine months ended September 30, 2016 as compared to the same periods in 2015. The increases were primarily due to increases in capacity, which are further discussed below.

•
Total Cruise operating expenses, excluding the favorable effect of changes in foreign currency exchange rates, decreased $36.7 million and increased $0.4 million for the quarter and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. The decrease during the quarter was primarily due to a decrease in fuel expense and the increase during the nine months was primarily due to the increase in capacity, which are further discussed below.

•
Effective January 1, 2016, we eliminated RCHE's, the parent company of the Pullmantur and CDF brands, two-month reporting lag to be consistent with the fiscal calendar of the Company. As a result of this change, the results of RCHE for November and December 2015 are included in our statement of comprehensive income (loss) for the nine months ended September 30, 2016. The effect of this change was a decrease to net income of $21.7 million and this amount is reported within Other income in our consolidated statements of comprehensive income (loss) for the nine months ended September 30, 2016. Refer to Note 1. Financial Statements to our consolidated financial statements for further information on the elimination of the Pullmantur reporting lag.

•
In July 2016, we sold 51% of our interest in RCHE. We retained a 49% interest in these businesses as well as full ownership of the vessels and aircraft. As a result of the sale of a majority interest in these businesses, we recognized an immaterial gain and no longer consolidate these businesses in our consolidated financial statements effective August 2016. Refer to Note 1. General to our consolidated financial statements for further information.

Other Items

•
In April 2016, we took delivery of Ovation of the Seas. To finance the purchase, we borrowed $841.8 million under a previously committed 12-year unsecured term loan, which is 95% guaranteed by Hermes. Refer to Note 6. Long-Term Debt to our consolidated financial statements for further information.

•
In May 2016, we took delivery of Harmony of the Seas. To finance the purchase, we borrowed €700.7 million, or $787.2 million based on the exchange rate at September 30, 2016, and $226.1 million under previously committed unsecured term loans. Both of the facilities are 100% guaranteed by COFACE. Refer to Note 6. Long-Term Debt to our consolidated financial statements for further information.

•	In May 2016, TUI Cruises, our 50% joint venture, took delivery of Mein Schiff 5.

•
In June 2016, we entered into an agreement to sell a ship to Thomson Cruises. The sale is scheduled to be completed in March 2017 in order to retain the future revenues to be generated for sailings through that date. We expect to recognize a gain on the sale, which we do not expect will have a material effect to our annual consolidated financial statements.

Operating results for the quarter and nine months ended September 30, 2016 compared to the same period in 2015 are shown in the following table (in thousands, except per share data):

	Quarter Ended September 30,				Nine months ended September 30,
	2016		2015		2016		2015
		% of Total Revenues		% of Total Revenues		% of Total Revenues		% of Total Revenues
Passenger ticket revenues	$1,899,956	74.1%	$1,873,942	74.3%	$4,794,653	72.8%	$4,688,189	73.3%
Onboard and other revenues	663,785	25.9%	649,158	25.7%	1,792,145	27.2%	1,708,832	26.7%
Total revenues	2,563,741	100.0%	2,523,100	100.0%	6,586,798	100.0%	6,397,021	100.0%
Cruise operating expenses:
Commissions, transportation and other	400,933	15.6%	413,156	16.4%	1,060,391	16.1%	1,093,409	17.1%
Onboard and other	159,887	6.2%	175,214	6.9%	399,739	6.1%	438,558	6.9%
Payroll and related	214,081	8.4%	217,627	8.6%	671,955	10.2%	647,788	10.1%
Food	125,732	4.9%	122,124	4.8%	371,759	5.6%	361,317	5.6%
Fuel	178,772	7.0%	199,848	7.9%	531,283	8.1%	607,689	9.5%
Other operating	260,718	10.2%	259,057	10.3%	857,161	13.0%	777,291	12.2%
Total cruise operating expenses	1,340,123	52.3%	1,387,026	55.0%	3,892,288	59.1%	3,926,052	61.4%
Marketing, selling and administrative expenses	257,430	10.0%	256,060	10.1%	845,808	12.8%	817,040	12.8%
Depreciation and amortization expenses	229,328	8.9%	210,742	8.4%	661,712	10.0%	617,678	9.7%
Impairment of Pullmantur related assets	—	—%	411,267	16.3%	—	—%	411,267	6.4%
Restructuring charges	1,897	0.1%	—	—	6,627	0.1%	—	—
Operating Income	734,963	28.7%	258,005	10.2%	1,180,363	17.9%	624,984	9.8%
Other income (expense):
Interest income	6,472	0.3%	1,735	0.1%	14,875	0.2%	8,244	0.1%
Interest expense, net of interest capitalized	(82,610)	(3.2)%	(66,819)	(2.6)%	(226,803)	(3.4)%	(213,598)	(3.3)%
Other income	34,432	1.3%	35,866	1.4%	53,867	0.8%	39,354	0.6%
	(41,706)	(1.6)%	(29,218)	(1.2)%	(158,061)	(2.4)%	(166,000)	(2.6)%
Net Income	$693,257	27.0%	$228,787	9.1%	$1,022,302	15.5%	$458,984	7.2%
Diluted Earnings per Share	$3.21		$1.03		$4.72		$2.08

Adjusted Net Income and Adjusted Earnings per Share were calculated as follows (in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Income	$693,257	$228,787	$1,022,302	$458,984
Adjusted Net income	690,911	628,070	1,050,031	858,267
Net Adjustments to Net Income- (Decrease) Increase	$(2,346)	$399,283	$27,729	$399,283
Adjustments to Net Income:
Impairment of Pullmantur related assets(1)	$—	$399,283	$—	$399,283
Net loss related to the elimination of the Pullmantur reporting lag	—	—	21,656	—
Net gain related to the sale of the Pullmantur and CDF Croisières de France brands	(3,834)	—	(3,834)	—
Restructuring charges	1,897	—	6,627	—
Other initiative costs	(409)	—	3,280	—
Net Adjustments to Net Income- (Decrease) Increase	$(2,346)	$399,283	$27,729	$399,283

Basic:
Earnings per Share	$3.23	$1.04	$4.74	$2.09
Adjusted Earnings per Share	$3.22	$2.86	$4.87	$3.90

Diluted:
Earnings per Share	$3.21	$1.03	$4.72	$2.08
Adjusted Earnings per Share	$3.20	$2.84	$4.85	$3.88

Weighted-Average Shares Outstanding:
Basic	214,819	219,963	215,663	219,835
Diluted	215,667	221,137	216,575	220,979

(1) Includes a net income tax benefit of $12.0 million related to the Pullmantur impairment.

Selected statistical information is shown in the following table:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016(1)	2015
Passengers Carried	1,558,224	1,403,650	4,365,144	4,053,451
Passenger Cruise Days	10,727,918	10,176,750	30,367,048	28,856,742
APCD	9,766,482	9,465,368	28,503,681	27,284,750
Occupancy	109.8%	107.5%	106.5%	105.8%

(1) Does not include November and December 2015 amounts related to the elimination of the Pullmantur reporting lag.

Gross Yields and Net Yields were calculated as follows (in thousands, except APCD and Yields):

	Quarter Ended September 30,			Nine Months Ended September 30,
	2016	2016 On a Constant Currency Basis	2015	2016	2016 On a Constant Currency Basis	2015
Passenger ticket revenues	$1,899,956	$1,952,378	$1,873,942	$4,794,653	$4,934,937	$4,688,189
Onboard and other revenues	663,785	670,195	649,158	1,792,145	1,806,124	1,708,832
Total revenues	2,563,741	2,622,573	2,523,100	6,586,798	6,741,061	6,397,021
Less:
Commissions, transportation and other	400,933	410,399	413,156	1,060,391	1,086,888	1,093,409
Onboard and other	159,887	160,036	175,214	399,739	401,285	438,558
Net Revenues including other initiative costs	2,002,921	2,052,138	1,934,730	5,126,668	5,252,888	4,865,054
Less:
Other initiative costs included within Net Revenues	(1,843)	(1,790)	—	(1,843)	(1,790)	—
Net Revenues	$2,004,764	$2,053,928	$1,934,730	$5,128,511	$5,254,678	$4,865,054

APCD	9,766,482	9,766,482	9,465,368	28,503,681	28,503,681	27,284,750
Gross Yields	$262.50	$268.53	$266.56	$231.09	$236.50	$234.45
Net Yields	$205.27	$210.30	$204.40	$179.92	$184.35	$178.31

Gross Cruise Costs, Net Cruise Costs and Net Cruise Costs Excluding Fuel were calculated as follows (in thousands, except APCD and costs per APCD):

	Quarter Ended September 30,			Nine Months Ended September 30,
	2016	2016 On a Constant Currency Basis	2015	2016	2016 On a Constant Currency Basis	2015
Total cruise operating expenses	$1,340,123	$1,350,295	$1,387,026	$3,892,288	$3,926,447	$3,926,052
Marketing, selling and administrative expenses	257,430	260,471	256,060	845,808	856,941	817,040
Gross Cruise Costs	1,597,553	1,610,766	1,643,086	4,738,096	4,783,388	4,743,092
Less:
Commissions, transportation and other	400,933	410,399	413,156	1,060,391	1,086,888	1,093,409
Onboard and other	159,887	160,036	175,214	399,739	401,285	438,558
Net Cruise Costs including other initiative costs	1,036,733	1,040,331	1,054,716	3,277,966	3,295,215	3,211,125
Less:
Other initiative costs included within cruise operating expenses and marketing, selling and administrative expenses	(2,252)	(2,157)	—	1,073	1,240	—
Net gain related to the sale of Pullmantur and CDF Croisières de France brands included within other operating expenses	(3,834)	(3,834)	—	(3,834)	(3,834)	—
Net Cruise Costs	1,042,819	1,046,322	1,054,716	3,280,727	3,297,809	3,211,125
Less:
Fuel(1)	178,772	178,742	199,848	530,859	531,836	607,689
Net Cruise Costs Excluding Fuel	$864,047	$867,580	$854,868	$2,749,868	$2,765,973	$2,603,436

APCD	9,766,482	9,766,482	9,465,368	28,503,681	28,503,681	27,284,750
Gross Cruise Costs per APCD	$163.58	$164.93	$173.59	$166.23	$167.82	$173.84
Net Cruise Cost per APCD	$106.78	$107.13	$111.43	$115.10	$115.70	$117.69
Net Cruise Costs Excluding Fuel per APCD	$88.47	$88.83	$90.32	$96.47	$97.04	$95.42

(1) For the nine months ended September 30, 2016, amount does not include fuel expense of $0.4 million included within other initiative costs associated with the redeployment of Pullmantur’s Empress to the Royal Caribbean International brand.

2016 Outlook

The company does not make predictions about fuel pricing, interest rates or currency exchange rates but does provide guidance about its future business activities. On October 28, 2016, we announced the following fourth quarter and full year 2016 guidance based on the then current fuel pricing, interest rates and currency exchange rates:

Full Year 2016

	As Reported	Constant Currency
Net Yields	1.7% to 2.0%	4.0% or better
Net Cruise Costs per APCD	Approx. (2.0%)	Approx. (1.5%)
Net Cruise Costs per APCD, Excluding Fuel	Approx. 0.5%	Approx. 1.0%
Capacity Increase	3.3%
Depreciation and Amortization	$890 to $900 million
Interest Expense, net	$287 to $292 million
Fuel Consumption (metric tons)	1,371,000
Fuel Expenses	$720 million
Percent Hedged (fwd consumption)	68%
Impact of 10% change in fuel prices	$4 million
1% Change in Currency	$4 million
1% Change in Net Yield	$15 million
1% Change in NCC x Fuel	$8 million
1% Change in LIBOR	$12 million
Adjusted Earnings per Share-Diluted	$6.00 to $6.10

Fourth Quarter 2016

	As Reported	Constant Currency
Net Yields	Approx. 4.5%	Approx. 6.0%
Net Cruise Costs per APCD	Approx. (1.5%)	(1.0%) to (1.5%)
Net Cruise Costs per APCD, Excluding Fuel	Approx. (2.0%)	Approx. (1.5%)
Capacity Increase	(0.2%)
Depreciation and Amortization	$230 to $235 million
Interest Expense, net	$75 to $80 million
Fuel Consumption (metric tons)	340,000
Fuel Expenses	$189 million
Percent Hedged (fwd consumption)	68%
Impact of 10% change in fuel prices	$4 million
1% Change in Currency	$4 million
1% Change in Net Yield	$15 million
1% Change in NCC x Fuel	$8 million
1% Change in LIBOR	$12 million
Adjusted Earnings per Share-Diluted	Approx. $1.20

Adjusted Earnings per Share estimates for the Full Year and Fourth Quarter of 2016 are presented in lieu of US GAAP earnings per share estimates due to uncertainty in projecting the amounts adjusted to arrive at this measure, such as uncertainty in the amount and timing of restructuring charges and other initiative costs that we will absorb in the remainder of 2016, the amount of which is expected to be immaterial. Refer to Note 11. Restructuring Charges in our consolidated financial statements under Item 1. Financial Statements for further information on our restructuring charges and other initiative costs and to the definition for Adjusted Earnings per Share herein. For the quarter and nine months ended September 30, 2016, we incurred restructuring charges and other initiative costs of $1.5 million and $9.9 million, respectively.

Volatility in foreign currency exchange rates affects the US dollar value of our earnings. Based on our highest net exposure for each quarter and the full year 2016, the top five foreign currencies are ranked below. For example, the Australian Dollar is the most impactful currency in the first and fourth quarters of 2016. The first, second and third quarters of 2016 rankings are based on actual results. Rankings for the fourth quarter and full year are based on estimated net exposures.

Ranking	Q1	Q2	Q3	Q4	FY 2016
1	AUD	GBP	GBP	AUD	GBP
2	CAD	AUD	CNH	GBP	AUD
3	GBP	CAD	EUR	CAD	CAD
4	CNH	CNH	CAD	EUR	CNH
5	BRL	MXN	AUD	CNH	EUR

The currency abbreviations above are defined as follows:

Currency Abbreviation	Currency
AUD	Australian Dollar
BRL	Brazilian Real
CAD	Canadian Dollar
CNH	Chinese Yuan
EUR	Euro
GBP	British Pound
MXN	Mexican Peso

Quarter Ended September 30, 2016 Compared to Quarter Ended September 30, 2015

In this section, references to 2016 refer to the quarter ended September 30, 2016 and references to 2015 refer to the quarter ended September 30, 2015.

Revenues

Total revenues for 2016 increased $40.6 million, or 1.6%, from 2015.

Passenger ticket revenues comprised 74.1% of our 2016 total revenues. Passenger ticket revenues for 2016 increased by $26.0 million, or 1.4%, from 2015. The increase was primarily due to

•a 3.2% increase in capacity, which increased passenger ticket revenues by $59.6 million; and

•	an increase of $18.8 million in ticket prices primarily driven by Harmony of the Seas and Ovation of the Seas, as well as higher pricing on Alaska and Caribbean sailings.

The increase was partially offset by an approximate $52.4 million unfavorable effect of changes in foreign currency exchange rates related to our passenger ticket revenue transactions denominated in currencies other than the United States dollar.

The remaining 25.9% of 2016 total revenues was comprised of onboard and other revenues, which increased $14.6 million, or 2.3%, to $663.8 million in 2016 from $649.2 million in 2015. The increase in onboard and other revenues was primarily due to:

•	a $19.9 million increase attributable to the 3.2% increase in capacity noted above; and

•
an $8.9 million increase in onboard revenue attributable to higher spending on a per passenger basis primarily due to our ship upgrade programs and other revenue enhancing initiatives, including various beverage and gaming initiatives, the promotion of specialty restaurants and the increased revenue associated with internet and other telecommunication services partially offset by a decrease in port activities revenue mainly due to itinerary changes.

The increase was partially offset by:

•
a $7.8 million decrease in other revenues primarily due to our travel agency business that was sold in 2015, which is mostly offset by the related decrease in travel agency expenses discussed below; and

•
an approximate $6.4 million unfavorable effect of changes in foreign currency exchange rates related to our onboard and other revenue transactions denominated in currencies other than the United States dollar.

Onboard and other revenues included concession revenues of $86.6 million in 2016 and $98.9 million in 2015.

Cruise Operating Expenses

Total cruise operating expenses for 2016 decreased $46.9 million, or 3.4%, from 2015. The decrease was primarily due to:

•
a $27.5 million decrease in fuel expense, excluding the impact of the increase in capacity. Our cost of fuel (net of the financial impact of fuel swap agreements) for 2016 decreased 11.3% per metric ton compared to 2015;

•	a $10.5 million decrease in payroll and related expenses primarily due to changes in our payroll structure;

•	an approximate $10.2 million favorable effect of changes in foreign currency exchange rates related to our cruise operating expenses denominated in currencies other than the United States dollar;

•	an $8.6 million decrease in shore excursion expense attributable to lower contractual costs incurred and the decrease in port activities revenue discussed above;

•	a $7.1 million decrease in other expenses primarily related to our travel agency business that was sold in 2015, which mostly offsets the related decrease in travel agency revenues discussed above;

•	a $5.8 million decrease in vessel and hotel maintenance primarily due to the timing of scheduled drydocks; and

•	a $5.8 million decrease in air expense primarily due to the decrease in air transportation sales and lower costs.

The decrease was partially offset by a $43.6 million increase attributable to the 3.2% increase in capacity noted above.

Marketing, Selling and Administrative Expenses

Marketing, selling and administrative expenses for 2016 remained consistent compared to 2015.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for 2016 increased $18.6 million, or 8.8%, to $229.3 million from $210.7 million in 2015. The increase was primarily due to the addition of Ovation of the Seas and Harmony of the Seas into our fleet, and to a lesser extent, new shipboard additions associated with our ship upgrade projects.

Impairment of Pullmantur related assets

During 2015, we recognized an impairment charge of $411.3 million to write down Pullmantur's goodwill to its implied fair value and to write down trademarks and trade names and certain long-lived assets, consisting of three aircraft owned and operated by Pullmantur Air and two ships owned and operated by Pullmantur, to their fair value.

Restructuring Charges

We incurred restructuring charges of $1.9 million during 2016. Refer to Note 11. Restructuring Charges to our consolidated financial statements for further information on our restructuring activities.

Other Income

Interest expense, net of interest capitalized for 2016 increased $15.8 million, or 23.6%, to $82.6 million from $66.8 million in 2015. The increase was due to a higher average debt level attributable to the financing of Ovation of the Seas and Harmony of the Seas and higher interest rates in 2016 compared to 2015.

Other income in 2016 was $34.4 million compared to $35.9 million in 2015. The decrease in income of $1.4 million was primarily due to a $12.0 million deferred tax benefit recognized in 2015 due to the impairment of Pullmantur related assets discussed above. The decrease was partially offset by income of $46.5 million from our equity method investments in 2016 compared to income of $38.4 million in 2015.

Net Yields

Net Yields remained consistent compared to 2015. Net Yields increased 2.9% in 2016 compared to 2015 on a Constant Currency basis primarily due to the increase in passenger ticket and onboard and other revenues discussed above.

Net Cruise Costs

Net Cruise Costs decreased 1.1% in 2016 compared to 2015 and Net Cruise Costs per APCD decreased 4.2% in 2016 compared to 2015 primarily due to the decrease in operating expenses discussed above. Net Cruise Costs per APCD on a Constant Currency basis decreased 3.9% in 2016 compared to 2015.

Net Cruise Costs Excluding Fuel

Net Cruise Costs Excluding Fuel per APCD decreased 2.0% in 2016 compared to 2015 and decreased 1.6% in 2016 compared to 2015 on a Constant Currency basis.

Other Comprehensive Income (Loss)

Other comprehensive income in 2016 was $94.5 million compared to Other comprehensive loss of $223.4 million in 2015. The change of $317.9 million was primarily due to the Gain on cash flow derivative hedges in 2016 of $95.5 million compared to the Loss on cash flow derivative hedges of $222.5 million in 2015.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

In this section, references to 2016 refer to the nine months ended September 30, 2016 and references to 2015 refer to the nine months ended September 30, 2015.

Revenues

Total revenues for 2016 increased $189.8 million, or 3.0%, to $6.6 billion from $6.4 billion in 2015.

Passenger ticket revenues comprised 72.8% of our 2016 total revenues. Passenger ticket revenues for 2016 increased by $106.5 million, or 2.3%, from 2015. The increase was primarily due to:

•	a 4.5% increase in capacity, which increased passenger ticket revenues by $209.4 million; and

•
an increase of $37.3 million in ticket prices primarily driven by Harmony of the Seas, Ovation of the Seas and, to a lesser extent, Anthem of the Seas, as well as higher pricing on Alaska and Caribbean sailings. The increase in ticket prices was partially offset by lower pricing on Mediterranean and Asia sailings.

The increase was partially offset by an approximate $140.3 million unfavorable effect of changes in foreign currency exchange rates related to our passenger ticket revenue transactions denominated in currencies other than the United States dollar.

The remaining 27.2% of 2016 total revenues was comprised of onboard and other revenues, which increased $83.3 million, or 4.9%, in 2016 from 2015. The increase in onboard and other revenues was primarily due to:

•	a $73.6 million increase attributable to the 4.5% increase in capacity noted above; and

•
a $58.7 million increase in onboard revenue attributable to higher spending on a per passenger basis primarily due to our ship upgrade programs and other revenue enhancing initiatives, including various beverage and gaming initiatives, the promotion of specialty restaurants and the increased revenue associated with internet and other telecommunication services partially offset by a decrease in port activities revenue mainly due to itinerary changes.

The increase was partially offset by:

•
a $34.0 million decrease in other revenues primarily related to our travel agency business that was sold in 2015, which is mostly offset by the related decrease in travel agency expenses discussed below; and

•	an approximate $14.0 million unfavorable effect of changes in foreign currency exchange rates related to our onboard and other revenue transactions denominated in currencies other than the US dollar.

Onboard and other revenues included concession revenues of $240.8 million in 2016 and $245.4 million in 2015.

Cruise Operating Expenses

Total cruise operating expenses decreased $33.8 million, or 0.9%. The decrease was primarily due to:

•
a $102.5 million decrease in fuel expense, excluding the impact of the increase in capacity. Our cost of fuel (net of the financial impact of fuel swap agreements) for 2016 decreased 12.6% per metric ton compared to 2015;

•	an approximate $34.2 million favorable effect of changes in foreign currency exchange rates related to our cruise operating expenses denominated in currencies other than the United States dollar;

•	a $26.2 million decrease in other expenses primarily related to our travel agency business that was sold in 2015, which mostly offsets the related decrease in travel agency revenues discussed above;

•	a $17.2 million decrease in shore excursion expense attributable to lower contractual costs incurred and the decrease in port activities revenue discussed above; and

•	a $14.8 million decrease in air expense primarily due to the decrease in air transportation sales and lower costs.

The decrease was mostly offset by a $173.0 million increase attributable to the 4.5% increase in capacity noted above.

Marketing, Selling and Administrative Expenses

Marketing, selling and administrative expenses increased $28.8 million, or 3.5%, to $845.8 million from $817.0 million in 2015. The increase was primarily due to an increase in payroll and benefits primarily due to an increase in headcount and merit increases, an increase in advertising spending mainly relating to our initiatives in the North American market and an increase in other initiative costs associated with our restructuring activities. Refer to Note.11 Restructuring Charges to our consolidated financial statements for further information on our restructuring activities.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for 2016 increased $44.0 million, or 7.1%, to $661.7 million from $617.7 million in 2015. The increase was primarily due to the addition of Ovation of the Seas and Harmony of the Seas in the second quarter of 2016 into our fleet and the addition of Anthem of the Seas in the second quarter of 2015 and, to a lesser extent, new shipboard additions associated with our ship upgrade projects.

Impairment of Pullmantur related assets

During 2015, we recognized an impairment charge of $411.3 million to write down Pullmantur's goodwill to its implied fair value and to write down trademarks and trade names and certain long-lived assets, consisting of three aircraft owned and operated by Pullmantur Air and two ships owned and operated by Pullmantur, to their fair value.

Restructuring Charges

We incurred restructuring charges of $6.6 million in 2016. Refer to Note 11. Restructuring Charges to our consolidated financial statements for further information on our restructuring activities.

Other Income

Interest expense, net of interest capitalized, for 2016 increased $13.2 million, or 6.2%, to $226.8 million from $213.6 million in 2015. The increase was due to a higher average debt level attributable to the financing of Ovation of the Seas and Harmony of the Seas, partially offset by lower pricing on debt refinanced in 2015.

Other income in 2016 was $53.9 million compared to $39.4 million in 2015. The increase in income of $14.5 million was primarily due to income of $94.8 million from our equity method investments in 2016 compared to income of $62.2 million in 2015. The increase in other income was partially offset by the net loss of $21.7 million related to the elimination of the Pullmantur reporting lag.

Net Yields

Net Yields increased 0.9% in 2016 compared to 2015 primarily due to the increase in passenger ticket and onboard and other revenues discussed above. Net Yields increased 3.4% in 2016 compared to 2015 on a Constant Currency basis.

Net Cruise Costs

Net Cruise Costs increased 2.2% in 2016 compared to 2015 primarily due to the increase in capacity, partially offset by the decrease in fuel, which are further discussed above. Net Cruise Costs per APCD decreased 2.2% in 2016 compared to 2015 primarily due to the decrease in fuel. Net Cruise Costs per APCD on a Constant Currency basis decreased 1.7% in 2016 compared to 2015.

Net Cruise Costs Excluding Fuel

Net Cruise Costs Excluding Fuel per APCD increased 1.1% in 2016 compared to 2015 and increased 1.7% in 2016 compared to 2015 on a Constant Currency basis.

Other Comprehensive Income (Loss)

Other comprehensive income in 2016 was $250.9 million compared to Other comprehensive loss of $299.4 million in 2015. The change of $550.3 million was primarily due to a Gain on cash flow derivative hedges in 2016 of $254.6 million compared to a Loss on cash flow derivative hedges of $281.0 million in 2015.

Future Application of Accounting Standards

Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements for further information on Recent Accounting Pronouncements.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash flow generated from operations provides us with a significant source of liquidity. Net cash provided by operating activities increased $0.4 billion to $2.0 billion for the first nine months in 2016 compared to $1.6 billion for the same period in 2015. The increase in cash provided by operating activities was primarily attributable to an increase in proceeds from customer deposits and a decrease in fuel costs during the first nine months in 2016 compared to the same period in 2015. Additionally, dividends received from unconsolidated affiliates increased by $66.0 million.
Net cash used in investing activities increased $1.0 billion to $2.5 billion for the first nine months in 2016 compared to $1.5 billion for the same period in 2015. The increase was primarily attributable to an increase in capital expenditures of $953.2 million for the first nine months in 2016 compared to the same period in 2015 primarily due to the deliveries of Ovation of the Seas and Harmony of the Seas in 2016. Additionally, cash received on loans to our unconsolidated affiliates decreased $100.2 million during the first nine months of 2016 compared to the same period in 2015.
Net cash provided by financing activities was $0.6 billion for the first nine months in 2016 compared to net cash used in financing activities of $0.2 billion for the same period in 2015. The increase in cash provided by financing activities was primarily attributable to an increase in debt proceeds of $3.1 billion during the first nine months of 2016, partially offset by an increase in repayment of debt of $1.9 billion, stock repurchases of $0.3 billion that did not occur during the same period in 2015 and an increase in dividends paid of $45.8 million during the first nine months of 2016. The increase in debt proceeds was primarily due to the $841.8 million unsecured term loan borrowed in April 2016 to finance Ovation of the Seas, the €700.7 million and $226.1 million unsecured term loans borrowed in May 2016 to finance Harmony of the Seas, the $200.0 million unsecured term loan borrowed in April 2016 and higher drawings on our revolving credit facilities during the first nine months of 2016 compared to the $742.1 million unsecured term loan borrowed in April 2015 to finance Anthem of the Seas. The increase in repayment of debt was primarily due to higher payments on our revolving credit facilities.

Future Capital Commitments

Capital Expenditures

As of September 30, 2016, our brands, including our 50% joint venture, TUI Cruises, had eight ships on firm order. The expected dates that these ships will enter service and their approximate berths are as follows:

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

In September 2016, we signed conditional agreements with STX France to build a fifth Oasis-class ship expected to be delivered in the second quarter of 2021, and a third and fourth "Project Edge" ship expected to be delivered in the fourth quarter of each of 2021 and 2022. These agreements are contingent upon completion of conditions precedent, including financing.

Additionally, in October 2016, we signed a memorandum of understanding with Meyer Turku to build two ships of a new generation of ships for Royal Caribbean International, known as "Project Icon", which are expected to enter service in the second quarters of 2022 and 2024, respectively. While the design is still being finalized, each ship will likely accommodate approximately 5,000 guests. These orders are contingent upon completion of conditions precedent, including documentation and financing.

Our future capital commitments consist primarily of new ship orders. As of September 30, 2016, the aggregate cost of our ships on firm order, not including the TUI Cruises' ships on order and those subject to conditions to effectiveness, was approximately $5.3 billion, of which we had deposited $282.0 million as of such date. Approximately 56.1% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at September 30, 2016. Refer to Note 10. Fair Value Measurements and Derivative Instruments to our consolidated financial statements under Item 1. Financial Statements for further information.

As of September 30, 2016, we anticipate overall full year capital expenditures, excluding the above mentioned ship orders subject to conditions to effectiveness and TUI Cruises' ships on order, will be approximately $2.4 billion for 2016, $0.5 billion for 2017, $2.6 billion for 2018, $1.5 billion for 2019 and $2.0 billion for 2020.

Contractual Obligations

As of September 30, 2016, our contractual obligations were as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Operating Activities:
Operating lease obligations(1)	$232,661	$21,300	$31,792	$25,659	$153,910
Interest on long-term debt(2)	1,358,964	284,590	433,451	291,739	349,184
Other(3)	834,220	172,938	340,044	180,954	140,284
Investing Activities:	0
Ship purchase obligations(4)	4,063,001	37,944	2,655,244	1,369,813	—
Financing Activities:	0
Long-term debt obligations(5)	9,475,483	1,090,558	2,870,327	2,417,486	3,097,112
Capital lease obligations(6)	42,369	7,444	7,614	7,865	19,446
Other(7)	60,413	19,676	28,589	11,263	885
Total	$16,067,111	$1,634,450	$6,367,061	$4,304,779	$3,760,821

(1)	We are obligated under noncancelable operating leases primarily for offices, warehouses and motor vehicles. Amounts represent contractual obligations with initial terms in excess of one year.

(2)
Long-term debt obligations mature at various dates through fiscal year 2028 and bear interest at fixed and variable rates. Interest on variable-rate debt is calculated based on forecasted debt balances, including the impact of interest rate swap agreements using the applicable rate at September 30, 2016. Debt denominated in other currencies is calculated based on the applicable exchange rate at September 30, 2016.

(3)	Amounts primarily represent future commitments with remaining terms in excess of one year to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts.

(4)
Amounts do not include potential obligations which remain subject to cancellation at our sole discretion. In addition, amounts do not include the conditional agreements with STX France for the fifth Oasis-class ship and the third and fourth "Project Edge" ships and the conditional orders with Meyer Turku for the two "Project Icon" ships.

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

Off-Balance Sheet Arrangements

We and TUI AG have each guaranteed repayment of 50% of a bank loan provided to TUI Cruises which is due 2022. Notwithstanding this, the lenders have agreed to release each shareholder’s guarantee in 2018. As of September 30, 2016, €121.6 million, or approximately $136.6 million based on the exchange rate at September 30, 2016, remains outstanding. Based on current facts and circumstances, we do not believe potential obligations under this guarantee are probable.

TUI Cruises has entered into various ship construction and credit agreements that include certain restrictions on each of our and TUI AG’s ability to reduce our current ownership interest in TUI Cruises below 37.55% through 2021.

In July 2016, we executed an agreement with Miami Dade County (“MDC”), which was simultaneously assigned to Sumitomo Banking Corporation (“SMBC”), to lease land from MDC and construct a new cruise terminal at PortMiami in Miami, Florida. The terminal is expected to be approximately 170,000 square feet and will serve as a homeport. During the construction period, SMBC will fund the costs of the terminal’s construction and land lease. Upon completion of the terminal's construction, we will operate and lease the terminal from SMBC for a five-year term. We determined that the lease arrangement between SMBC and us should be accounted for as an operating lease upon completion of the terminal.
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

As of September 30, 2016, other than the items described above, we are not party to any other off-balance sheet arrangements, including guarantee contracts, retained or contingent interest, certain derivative instruments and variable interest entities, that either have, or are reasonably likely to have, a current or future material effect on our financial position.

Funding Needs and Sources

We have significant contractual obligations of which our debt service obligations and the capital expenditures associated with our ship purchases represent our largest funding needs. As of September 30, 2016, we had approximately $1.6 billion in contractual obligations due through September 30, 2017, of which approximately $1.1 billion relates to debt maturities, $284.6 million relates to interest on long-term debt and $37.9 million relates to progress payments on our ship purchases. We have historically relied on a combination of cash flows provided by operations, drawdowns under our available credit facilities, the incurrence of additional debt and/or the refinancing of our existing debt and the issuance of additional shares of equity securities to fund these obligations.

As of September 30, 2016, we had on firm order two Quantum-class ships and one Oasis-class ship for our Royal Caribbean International brand and our first two "Project Edge" ships for our Celebrity brand, each of which has committed unsecured bank financing arrangements which include sovereign financing guarantees. Refer to Note 7. Commitments and Contingencies to our consolidated financial statements for further information.

We had a working capital deficit of $3.7 billion and $3.5 billion as of September 30, 2016 and December 31, 2015, respectively. Included within our working capital deficit is $1.3 billion and $899.5 million of current portion of long-term debt, including capital leases, as of September 30, 2016 and December 31, 2015, respectively. Similar to others in our industry, we operate with a substantial working capital deficit. This deficit is mainly attributable to the fact that, under our business model, a vast majority of our passenger ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts remain a current liability until the sailing date. The cash generated from these advance receipts is used interchangeably with cash on hand from other sources, such as our revolving credit facilities and other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future sailing or otherwise, pay down our revolving credit facilities, invest in long term investments or any other use of cash. In addition, we have a relatively low-level of accounts receivable and rapid turnover results in a limited investment in inventories. We generate substantial cash flows from operations and our business model, along with our unsecured revolving credit facilities, has historically allowed us to maintain this working capital deficit and still meet our operating, investing and financing needs. We expect that we will continue to have working capital deficits in the future.

As of September 30, 2016, we had liquidity of $1.1 billion, consisting of approximately $178.4 million in cash and cash equivalents and $898.0 million available under our unsecured credit facilities.

We anticipate that our cash flows from operations and our current financing arrangements, as described above, will be adequate to meet our capital expenditures and debt repayments over the next twelve-month period.

In October 2015, our board of directors authorized a common stock repurchase program for up to $500 million that was completed in August 2016. During the nine months ended September 30, 2016, we purchased a total of $300.0 million of our common stock through open market transactions. Our repurchases under this program, including the $200.0 million of stock repurchased during the fourth quarter of 2015, totaled $500.0 million.

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

Debt Covenants

Certain of our financing agreements contain covenants that require us, among other things, to maintain minimum net worth of at least $7.1 billion, a fixed charge coverage ratio of at least 1.25x and limit our net debt-to-capital ratio to no more than 62.5%.  The fixed charge coverage ratio is calculated by dividing net cash from operations for the past four quarters by the sum of dividend payments plus scheduled principal debt payments in excess of any new financings for the past four quarters. Our minimum net worth and maximum net debt-to-capital calculations exclude the impact of Accumulated other comprehensive loss on Total shareholders’ equity. We were well in excess of all debt covenant requirements as of September 30, 2016. The specific covenants and related definitions can be found in the applicable debt agreements, the majority of which have been previously filed with the Securities and Exchange Commission.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The risk factors that affect our business and financial results are discussed in “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2015 and there has been no material change to these risk factors since previously disclosed. We wish to caution the reader that the risk factors discussed in “Item 1A. Risk Factors” in our 2015 Annual Report on Form 10-K, and those described elsewhere in this report or other SEC filings, could cause future results to differ materially from those stated in any forward-looking statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

The following table presents the total number of shares of our common stock that we repurchased during the quarter ended September 30, 2016:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1, 2016 - July 31, 2016	—	—	—	$50,000,000
August 1, 2016 - August 31, 2016	706,715	$70.60	706,715	$—
September 1, 2016 - September 30, 2016	—	—	—	$—
Total	706,715		706,715

(1)In October 2015, our board of directors authorized a common stock repurchase program for up to $500 million that was completed in August 2016. For further information on our stock repurchase transactions, please refer to Note 8. Shareholders' Equity to our consolidated financial statements.

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

*	Filed herewith
**	Furnished herewith

Interactive Data File

101                          The following financial statements of Royal Caribbean Cruises Ltd. for the quarter ended September 30, 2016, formatted in XBRL are filed herewith:

(i)                     the Consolidated Statements of Comprehensive Income (Loss) for the quarter and nine months ended September 30, 2016 and 2015;

(ii)	the Consolidated Balance Sheets at September 30, 2016 and December 31, 2015;

(iii)                the Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; and

(iv)                   the Notes to the Consolidated Financial Statements, tagged in summary and detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL CARIBBEAN CRUISES LTD.
(Registrant)

/s/ JASON T. LIBERTY
Jason T. Liberty
Chief Financial Officer
October 28, 2016	(Principal Financial Officer and duly authorized signatory)