Form 10-K
period 2016-12-31
ROYAL CARIBBEAN CRUISES LTD
filed 2017-02-23
CIK 884887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the registrant's common stock at June 30, 2016 (based upon the closing sale price of the common stock on the New York Stock Exchange on June 30, 2016) held by those persons deemed by the registrant to be non-affiliates was approximately $12.1 billion. Shares of the registrant's common stock held by each executive officer and director and by each entity or person that, to the registrant's knowledge, owned 10% or more of the registrant's outstanding common stock as of June 30, 2016 have been excluded from this number in that these persons may be deemed affiliates of the registrant. This determination of possible affiliate status is not necessarily a conclusive determination for other purposes.
There were 214,803,837 shares of common stock outstanding as of February 9, 2017.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement relating to its 2017 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

ROYAL CARIBBEAN CRUISES LTD.

PART I
As used in this Annual Report on Form 10-K, the terms “Royal Caribbean,” the “Company,” “we,” “our” and “us” refer to Royal Caribbean Cruises Ltd. and, depending on the context, Royal Caribbean Cruises Ltd.’s consolidated subsidiaries and/or affiliates. The terms “Royal Caribbean International,” “Celebrity Cruises,” and “Azamara Club Cruises” refer to our wholly-owned global cruise brands. Throughout this report, we also refer to regional brands in which we hold an ownership interest, including “TUI Cruises,” “Pullmantur” and “SkySea Cruises”. However, because these regional brands are unconsolidated investments, our operating results and other disclosures herein do not include these brands unless otherwise specified. In accordance with cruise vacation industry practice, the term “berths” is determined based on double occupancy per cabin even though many cabins can accommodate three or more passengers.

This Annual Report on Form 10-K also includes trademarks, trade names and service marks of other companies. Use or display by us of other parties’ trademarks, trade names or service marks is not intended to and does not imply a relationship with, or endorsement or sponsorship of us by, these other parties other than as described herein.

Item 1. Business.

General

We are the world’s second largest cruise company. We own and operate three global cruise brands: Royal Caribbean International, Celebrity Cruises and Azamara Club Cruises (our "Global Brands"). We also own a 50% joint venture interest in the German brand TUI Cruises, a 49% interest in the Spanish brand Pullmantur and a minority interest in the Chinese brand SkySea Cruises (collectively, our "Partner Brands"). Together, our Global Brands and our Partner Brands operate a combined total of 49 ships in the cruise vacation industry with an aggregate capacity of approximately 123,270 berths as of December 31, 2016.

Our ships operate on a selection of worldwide itineraries that call on approximately 535 destinations on all seven continents. In addition to our headquarters in Miami, Florida, we have offices and a network of international representatives around the world which primarily focus on sales and market development.

We compete principally by establishing valued brands that offer exceptional service provided by our crew and on the basis of innovation and quality of ships, variety of itineraries, choice of destinations and price. We believe that our commitment to build state-of-the-art ships and to invest in the maintenance and upgrade of our fleet to, among other things, incorporate our latest signature innovations, allows us to continue to attract new and loyal repeat guests.

We believe cruising continues to be a popular vacation choice due to its inherent value, extensive itineraries and variety of shipboard and shoreside activities. In addition, our brands are well-positioned globally and possess the ability to attract a wide range of guests by appealing to multiple customer bases allowing our global sourcing to be well diversified.

Royal Caribbean was founded in 1968 as a partnership. Its corporate structure has evolved over the years and the current parent corporation, Royal Caribbean Cruises Ltd., was incorporated on July 23, 1985 in the Republic of Liberia under the Business Corporation Act of Liberia.

Our Global Brands

Our Global Brands include Royal Caribbean International, Celebrity Cruises and Azamara Club Cruises.

We believe our Global Brands possess the versatility to enter multiple cruise market segments within the cruise vacation industry. Although each of our Global Brands has its own marketing style as well as ships and crews of various sizes, the nature of the products sold and services delivered by our Global Brands share a common base (i.e., the sale and provision of cruise vacations). Our Global Brands also have similar itineraries as well as similar cost and revenue components. In addition, our brands source passengers from similar markets around the world and operate in similar economic environments with a significant degree of commercial overlap. As a result, we strategically manage our brands as a single business with the ultimate objective of maximizing long-term shareholder value.

Royal Caribbean International

Royal Caribbean International is positioned at the upper end of the contemporary segment of the cruise vacation industry, generally characterized by cruises that are seven nights or shorter and feature a casual ambiance as well as a variety of activities and entertainment venues. The brand appeals to families with children of all ages, as well as both older and younger couples. We believe that the quality of the Royal Caribbean International brand also enables it to attract guests from the premium segment allowing Royal Caribbean International to achieve market coverage that is among the broadest of any of the major cruise brands in the cruise vacation industry. Royal Caribbean International’s strategy is to attract an array of vacationing guests by providing a wide variety of itineraries to destinations worldwide including Alaska, Asia, Australia, Bahamas, Bermuda, Canada, the Caribbean, Europe, the Panama Canal and New Zealand with cruise lengths that range from two to 24 nights. Royal Caribbean International offers multiple innovative options for onboard dining, entertainment and other onboard activities. Because of the brand’s ability to deliver extensive and innovative product offerings at an excellent value to consumers, we believe Royal Caribbean International is well positioned to attract new consumers to cruising and to continue to bring loyal repeat guests back for their next vacation.

We currently operate 25 ships with an aggregate capacity of approximately 78,150 berths under our Royal Caribbean International brand. This count includes our two newest ships, the 5,450 berth Harmony of the Seas and the 4,100 berth Ovation of the Seas, which entered our fleet in May and April of 2016, respectively.

We have four ships on order with an aggregate capacity of approximately 19,200 berths. These ships include our fourth and fifth Quantum-class ships, which are scheduled to enter service in the second quarter of 2019 and fourth quarter of 2020, respectively, and the fourth and fifth Oasis-class ships, which are scheduled to enter service in the first quarter of 2018 and second quarter of 2021, respectively. Additionally, we signed a memorandum of understanding to build two new ships of a new generation of ships, known as "Project Icon," which are expected to enter service in the second quarters of 2022 and 2024, respectively.

Celebrity Cruises

Celebrity Cruises is positioned within the premium segment of the cruise vacation industry. Celebrity Cruises’ strategy is to target affluent consumers by delivering a "Modern Luxury" experience that includes a destination-rich experience, upscale ships that offer, among other things, luxurious accommodations, a high staff-to-guest ratio, fine dining, personalized service and extensive spa facilities. Celebrity Cruises offers a variety of itineraries to popular destinations, including Alaska, Asia, Australia, Bermuda, Canada, the Caribbean, Europe, the Galapagos, Hawaii, New Zealand, the Panama Canal and South America with cruise lengths that range from two to 18 nights.

We currently operate 12 ships with an aggregate capacity of approximately 23,170 berths under our Celebrity Cruises brand. Additionally, we have four ships of a new generation, known as "Project Edge," on order with an aggregate capacity of approximately 11,600 berths which are expected to enter service in the fourth quarter of 2018, the first quarter of 2020 and the fourth quarters of 2021 and 2022, respectively.

Azamara Club Cruises

Azamara Club Cruises is designed to serve the up-market segment of the North American, United Kingdom and Australian markets. The up-market segment incorporates elements of the premium segment and the luxury segment which is generally characterized by smaller ships, high standards of accommodation and service, higher prices and exotic itineraries. Azamara Club Cruises’ strategy is to deliver distinctive destination experiences through unique itineraries with more overnights and longer stays as well as comprehensive tours allowing guests to experience the destination in more depth. Azamara Club Cruises offers a variety of itineraries to popular destinations, including Asia, Australia/New Zealand, Northern and Western Europe, the Mediterranean, Central and North America and the less-

traveled islands of the Caribbean. We currently operate two ships with an aggregate capacity of approximately 1,400 berths under our Azamara Club Cruises brand, offering cruise itineraries that range from three to 21 nights.

Our Partner Brands

Our Global Brands are complemented by our 50% joint venture interest in TUI Cruises, which is specifically tailored for the German market, our 49% interest in the Spanish brand Pullmantur, which is primarily focused on the cruise market in Spain and a minority interest in SkySea Cruises specifically tailored for the Chinese market. We account for our investments in our Partner Brands under the equity method of accounting and, accordingly, the operating results of these Partner Brands are not included in our consolidated results of operations. Refer to Note 1. General and Note 6. Other Assets to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further details.

TUI Cruises

TUI Cruises is a joint venture owned 50% by us and 50% by TUI AG, a German tourism and shipping company, which is designed to serve the contemporary and premium segments of the German cruise market by offering a product tailored for German guests. All onboard activities, services, shore excursions and menu offerings are designed to suit the preferences of this target market.

TUI Cruises operates five ships, with an aggregate capacity of approximately 11,300 berths. In addition, TUI Cruises currently has three newbuild ships on order which are scheduled for delivery in the second quarters of 2017 and 2018 and the first quarter of 2019, respectively. TUI Cruises plans to offset this additional capacity through the planned transfer of the their first two ships, Mein Schiff 1 and Mein Schiff 2, to Thomson Cruises, an affiliate of TUI AG, in 2018 and 2019, respectively.

Pullmantur

Prior to August 2016, Pullmantur Holdings S.L. ("Pullmantur Holdings"), the parent company of the Pullmantur brand (formerly known as Royal Caribbean Holdings de España S.L. or "RCHE"), was wholly owned by us. Effective July 31, 2016, we sold 51% of our interest in Pullmantur Holdings. We retain a 49% interest in Pullmantur Holdings as well as full ownership of the four vessels currently operated by the Pullmantur brand under bareboat charter arrangements. Refer to Note 1. General to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information on the sale transaction.

Pullmantur operates in the contemporary segment of the Spanish cruise market and is designed to attract Spanish-speaking families and couples and includes a Spanish-speaking crew as well as tailored food and entertainment options. Pullmantur currently operates four ships with an aggregate capacity of approximately 7,450 berths. Pullmantur Holdings also previously operated the small French regional brand CDF Croisières de France.

SkySea Cruises

We have a strategic partnership with Ctrip.com International Ltd. ("Ctrip"), a Chinese travel service provider, to operate the cruise brand known as SkySea Cruises. We and Ctrip each own 35% of the venture, with the remaining equity held by the venture's management and a private equity fund. SkySea Cruises commenced operations during the second quarter of 2015 and operates one ship, SkySea Golden Era, which it purchased from us in 2014. SkySea Cruises offers a custom-tailored product for Chinese cruise guests. All onboard activities, services, shore excursions and menu offerings are designed to suit the preferences of this target market.

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

The following table details industry market penetration rates for North America, Europe and Asia/Pacific computed based on the number of annual cruise guests as a percentage of the total population:

Year	North America(1)(2)	Europe(1)(3)	Asia/Pacific(1)(4)
2012	3.33%	1.21%	0.04%
2013	3.32%	1.24%	0.05%
2014	3.46%	1.23%	0.06%
2015	3.36%	1.25%	0.08%
2016	3.49%	1.24%	0.09%

(1)
Source: Our estimates are based on a combination of data obtained from publicly available sources including the International Monetary Fund, United Nations, Department of Economic and Social Affairs, Cruise Lines International Association ("CLIA") and G.P. Wild.

(2)	Our estimates include the United States and Canada.

(3)	Our estimates include European countries relevant to the industry (e.g., Nordics, Germany, France, Italy, Spain and the United Kingdom).

(4)
Our estimates include the Southeast Asia (e.g., Singapore, Thailand and the Philippines), East Asia (e.g., China and Japan), South Asia (e.g. India and Pakistan) and Oceanian (e.g., Australia and Fiji Islands) regions.

We estimate that the global cruise fleet was served by approximately 503,000 berths on approximately 298 ships at the end of 2016. There are approximately 60 ships with an estimated 173,000 berths that are expected to be placed in service in the global cruise market between 2017 and 2021, although it is also possible that additional ships could be ordered or taken out of service during these periods. We estimate that the global cruise industry carried 24.0 million cruise guests in 2016 compared to 23.0 million cruise guests carried in 2015 and 22.0 million cruise guests carried in 2014.

The following table details the growth in global weighted average berths and the global, North American, European and Asia/Pacific cruise guests over the past five years (in thousands, except berth data):

Year	Weighted-Average Supply of Berths Marketed Globally(1)	Royal Caribbean Cruises Ltd. Total Berths(2)	Global Cruise Guests(1)	North American Cruise Guests(1)(3)	European Cruise Guests(1)(4)	Asia/Pacific Cruise Guests(1)(5)
2012	425,000	98,650	20,813	11,641	6,225	1,474
2013	432,000	98,750	21,343	11,710	6,430	2,045
2014	448,000	105,750	22,039	12,269	6,387	2,382
2015	469,000	112,700	23,000	12,004	6,587	3,129
2016	493,000	123,270	24,000	12,581	6,542	3,636
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

(2)	Total berths include our berths related to our Global Brands and Partner Brands.

(3)	Our estimates include the United States and Canada.

(4)	Our estimates include European countries relevant to the industry (e.g., Nordics, Germany, France, Italy, Spain and the United Kingdom).

(5)
Our estimates include the Southeast Asia (e.g., Singapore, Thailand and the Philippines), East Asia (e.g., China and Japan), South Asia (e.g., India and Pakistan) and Oceanian (e.g., Australia and Fiji Islands) regions.

North America

The majority of industry cruise guests are sourced from North America, which represented approximately 52% of global cruise guests in 2016. The compound annual growth rate in cruise guests sourced from this market was approximately 2% from 2012 to 2016.

Europe

Industry cruise guests sourced from Europe represented approximately 27% of global cruise guests in 2016. The compound annual growth rate in cruise guests sourced from this market was approximately 1% from 2012 to 2016.

Asia/Pacific

Industry cruise guests sourced from the Asia/Pacific region represented approximately 15% of global cruise guests in 2016. The compound annual growth rate in cruise guests sourced from this market was approximately 25% from 2012 to 2016. The Asia/Pacific region is experiencing the highest growth rate of the major regions, although it will continue to represent a relatively small sector compared to North America.

Competition

We compete with a number of cruise lines. Our principal competitors are Carnival Corporation & plc, which owns, among others, Aida Cruises, Carnival Cruise Line, Costa Cruises, Cunard Line, Holland America Line, P&O Cruises, Princess Cruises and Seabourn; Disney Cruise Line; MSC Cruises; and Norwegian Cruise Line Holdings Ltd, which owns Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises. Cruise lines compete with other vacation alternatives such as land-based resort hotels, internet-based alternative lodging sites and sightseeing destinations for consumers’ leisure time. Demand for such activities is influenced by political and general economic conditions. Companies within the vacation market are dependent on consumer discretionary spending.

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

Consumer engagement

We place a strong focus on identifying the needs of our guests and creating product features and innovations that our customers value. We are focused on targeting high-value guests by better understanding consumer data and insights to create communication strategies that resonate with our target audiences.

We target customers across all touch points and identify underlying needs for which guests are willing to pay a premium. We rely on various programs during the cruise-planning, cruising and after-cruise periods aimed at increasing ticket prices, onboard revenues and occupancy. We have and continue to strategically invest in onboard projects on our ships that we believe drive profitability and improve the guest experience.

Global awareness and market penetration

We increase brand awareness and market penetration of our cruise brands in various ways, including the use of communication strategies and marketing campaigns designed to emphasize the qualities of each brand and to broaden the awareness of the brand, especially among target groups. Our marketing strategies include the use of traditional media, mobile and digital media, as well as social media and influencers, brand websites and travel agencies. Our brands engage past and potential guests by collaborating with travel partners and through call centers, international offices and international representatives. In addition, our Global Brands target repeat guests with exclusive benefits offered through their respective loyalty programs.

We sell and market our Global Brands, Royal Caribbean International, Celebrity Cruises and Azamara Club Cruises, to guests outside of the United States and Canada through our offices in the United Kingdom, France, Germany, Norway, Italy, Spain, Singapore, China, Australia, New Zealand and Mexico. We believe that having a local presence in these markets provides us with the ability to react more quickly to local market conditions and better understand our consumer base in each market. We further extend our geographic reach with a network of 61 independent international representatives located throughout the world covering 113 countries. Historically, our focus has been to primarily source guests for our Global Brands from North America. We continue to expand our focus on selling and marketing our cruise brands to guests in countries outside of North America by tailoring itineraries and onboard product offerings to the cultural characteristics and preferences of our international guests. In addition, we explore opportunities that may arise to acquire or develop brands tailored to specific markets.

Passenger ticket revenues generated by sales originating in countries outside of the United States were approximately 45% of total passenger ticket revenues in 2016 and 45% and 47% in 2015 and 2014, respectively. International guests have grown from approximately 2.2 million in 2012 to approximately 2.7 million in 2016. Refer to Item 1A. Risk Factors -“Conducting business globally may result in increased costs and other risks” for a discussion of the risks associated with our international operations.

Cost efficiency, operating expenditures and adequate cash and liquidity

We continue our commitment to identify and implement cost containment initiatives. In 2016, we implemented initiatives, such as the closing of one of our international offices and personnel reorganization in our corporate offices, aimed at improving operating efficiencies and economies of scale. We will continue to focus on and evaluate cost containment initiatives in 2017.

We also continue our initiatives to reduce energy consumption and, by extension, fuel costs. These include the design of more energy-efficient ships as well as the implementation of more efficient hardware, including improvements in operations and voyage planning as well as improvements to the propulsion, machinery, HVAC and lighting systems. The overall impact of these efforts has resulted in an approximate 25% improvement in energy efficiency from 2005 through 2015 and we believe that our energy consumption per guest is currently the lowest in the cruise industry.

We are focused on maintaining a strong liquidity position, reducing our debt and improving our credit metrics. In addition, we continue to pursue our objective of returning our credit ratings to investment grade. We believe these strategies enhance our ability to achieve our overall goal of maximizing our return on invested capital and long-term shareholder value.

Fleet upgrade, maintenance and expansion

We place a strong focus on innovation, which we seek to achieve by introducing new concepts on our new ships and continuously making improvements to our fleet. Several of these innovations have become signature elements of our brands, such as the “Royal Promenade” (a boulevard with shopping, dining and entertainment venues) for the Royal Caribbean International brand and enhanced design features found on our Solstice-class ships for the Celebrity Cruises brand.

Our upgrade and maintenance programs enable us to incorporate many of our latest signature innovations throughout the brand fleet and allow us to benefit from economies of scale by leveraging our suppliers. Ensuring consistency across our fleet provides us with the flexibility to redeploy our ships among our brand portfolio.

We are committed to building state-of-the-art ships at a moderate growth rate and we believe our success in this area provides us with a competitive advantage. Our new vessels traditionally generate higher revenue yield premiums and are more efficient to operate than existing vessels.

Our Global Brands currently have nine ships expected to be delivered between 2018 and the end of 2022. These consist of two Quantum-class ships, which are scheduled to enter service in the second quarter of 2019 and fourth quarter of 2020, respectively, two Oasis-class ships, which are scheduled to enter service in the first quarter of 2018 and second quarter of 2021, respectively, four ships of a new generation for Celebrity Cruises, which are scheduled to enter service in the fourth quarter of 2018, the first quarter of 2020 and the fourth quarters of 2021 and 2022, respectively, and the first of two ships of a new generation for Royal Caribbean International, which is scheduled to enter service in the second quarter of 2022. The addition of these ships, net of Legend of the Seas departing the fleet in 2017, is expected to increase passenger capacity of our Global Brands by approximately 34,000 berths by the end of 2022, which represents an estimated compound annual growth rate of 4.4% from 2016 to December 31, 2022. Additionally, TUI Cruises, our 50% joint venture, currently has agreements for the construction of three new ships. These ships are scheduled to enter service in the second quarters of 2017 and 2018 and the first quarter of 2019, respectively, with an expected total capacity of 8,200 berths.

In addition, we regularly evaluate opportunities to order new ships, purchase existing ships or sell ships in our current fleet. In the current environment of high industry demand, we recently have placed new ship orders earlier than we have historically done as well as more aggressively sought to sell older capacity.

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

Our ships offer a wide selection of itineraries that call on approximately 535 destinations in 105 countries, spanning all seven continents. We are focused on obtaining the best possible long-term shareholder returns by operating in established markets while growing our presence in developing markets. New capacity allows us to expand into new markets and itineraries. Our brands have expanded their mix of itineraries while strengthening our ability to further penetrate the Asian and Australian markets. Additionally, in order to capitalize on the summer season in the Southern Hemisphere and mitigate the impact of the winter weather in the Northern Hemisphere, our brands have focused on deployment in the Caribbean, Asia and Australia during that period.

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

Technological capabilities

The need to develop and use innovative technology is increasingly important. Technology is a pervasive part of virtually every business process we use to support our strategic focus and provide a quality experience to our customers before, during and after their cruise. In the last few years, we introduced RFID WOW bands on some of our ships to make many onboard processes easier and more comfortable for our guests. Moreover, as the use of our various websites and social media platforms continue to increase along with the use of technology onboard our ships by both our guests and crew, we continually need to upgrade our systems, infrastructure and technologies to facilitate this growth. For instance, in 2016, we continued to advance our onboard technology in areas such as internet connectivity at sea, guest check-in and dining. Additionally, we have introduced and continue to improve our mobile-friendly websites for our travel partners and direct customers and to invest in mobile apps that enhance the guest experience onboard our ships. Cyber security and data privacy are a continued focus and we have made and will continue to make significant investments to protect our customer data, intellectual property and global operations.

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

Royal Caribbean International, Celebrity Cruises and Azamara Club Cruises offer rewards to their guests through their loyalty programs, Crown & Anchor Society, Captain’s Club and Le Club Voyage, respectively, to encourage repeat business. Crown & Anchor Society has approximately 10.4 million members worldwide. Captain’s Club and Le Club Voyage have 3.4 million members combined worldwide. Members earn increasing membership status by accumulating cruise points or credits, depending on the brand, which may be redeemed on future sailings. Members are awarded points or credits in proportion to the number of cruise days and stateroom category. The loyalty programs provide certain tiers of membership benefits which can be redeemed by guests after accumulating the number of cruise points or credits specified for each tier. In addition, upon achieving a certain level of cruise points or credits, members benefit from reciprocal membership benefits across all of our loyalty programs. Examples of the rewards available under our loyalty programs include, but are not limited to, priority ship embarkation, priority waitlist for shore excursions, complimentary laundry service, complimentary internet, booklets with onboard discount offers, upgraded bathroom amenities, private seating on the pool deck, ship tours and, in the case of our most loyal guests who have achieved the highest levels of cruise points or credits, complimentary cruise days. We regularly work to enhance each of our loyalty programs by adding new features and amenities in order to reward our repeat guests.

Operations

Cruise Ships and Itineraries

As of December 31, 2016, our Global Brands and Partner Brands collectively operated 49 ships with a selection of worldwide itineraries ranging from two to 24 nights that call on approximately 535 destinations.

The following table presents summary information concerning the ships we will operate in 2017 under our Global Brands and Partner Brands and their geographic areas of operation based on current 2017 itineraries (subject to change).

Ship	Year Ship Built	Year Ship Entered Service(1)	Approximate Berths	Primary Areas of Operation
Royal Caribbean International
Harmony of the Seas	2016	2016	5,450	Eastern/Western Caribbean
Ovation of the Seas	2016	2016	4,100	Eastern Asia, Australia/New Zealand
Anthem of the Seas	2015	2015	4,150	Bermuda, Canada, Eastern/Western/Southern Caribbean
Quantum of the Seas	2014	2014	4,150	Eastern Asia
Allure of the Seas	2010	2010	5,450	Eastern/Western Caribbean
Oasis of the Seas	2009	2009	5,450	Eastern/Western Caribbean
Independence of the Seas	2008	2008	3,600	Northern Europe, Mediterranean, Western Caribbean
Liberty of the Seas	2007	2007	3,750	Western Caribbean
Freedom of the Seas	2006	2006	3,750	Eastern/Western Caribbean, Mediterranean
Jewel of the Seas	2004	2004	2,150	Mediterranean, Southern Caribbean
Mariner of the Seas	2003	2003	3,100	Eastern Asia and Southeastern Asia
Serenade of the Seas	2003	2003	2,100	Southern Caribbean, Northern Europe, Canada
Navigator of the Seas	2002	2002	3,250	Northern Europe, Southern/Western Caribbean, Mediterranean
Brilliance of the Seas	2002	2002	2,100	Mediterranean, Western Caribbean
Adventure of the Seas	2001	2001	3,100	Southern Caribbean
Radiance of the Seas	2001	2001	2,100	Alaska, Australia/New Zealand
Explorer of the Seas	2000	2000	3,250	Alaska, Australia/New Zealand
Voyager of the Seas	1999	1999	3,250	Eastern Asia, Australia/New Zealand
Vision of the Seas	1998	1998	2,000	Northern Europe, Canada, Western Caribbean
Enchantment of the Seas	1997	1997	2,250	Bahamas
Rhapsody of the Seas	1997	1997	2,000	Mediterranean, Western Caribbean
Grandeur of the Seas	1996	1996	1,950	Southern/Eastern/Western Caribbean, Bermuda, Bahamas
Legend of the Seas(2)	1995	1995	1,800	Australia/New Zealand
Majesty of the Seas	1992	1992	2,350	Bahamas
Empress of the Seas	1990	2016	1,550	Western Caribbean
Celebrity Cruises
Celebrity Reflection	2012	2012	3,000	Mediterranean, Eastern/Western Caribbean
Celebrity Silhouette	2011	2011	2,850	Northern Europe, Mediterranean, Eastern/Western Caribbean
Celebrity Eclipse	2010	2010	2,850	Northern Europe, Southern Caribbean
Celebrity Equinox	2009	2009	2,850	Eastern/Western/Southern Caribbean
Celebrity Solstice	2008	2008	2,850	Alaska, Australia/New Zealand
Celebrity Xploration	2007	2016	20	Galapagos Islands
Celebrity Constellation	2002	2002	2,150	Mediterranean, Middle East, Southeast Asia
Celebrity Summit	2001	2001	2,150	Eastern/Western/Southern Caribbean, Bermuda, Canada

Ship	Year Ship Built	Year Ship Entered Service(1)	Approximate Berths	Primary Areas of Operation
Celebrity Infinity	2001	2001	2,150	South America, Alaska
Celebrity Xpedition	2001	2004	100	Galapagos Islands
Celebrity Millennium	2000	2000	2,150	Alaska, Southeastern Asia, Eastern Asia
Celebrity Xperience	1982	2016	50	Galapagos Islands
Azamara Club Cruises
Azamara Quest	2000	2007	700	Mediterranean, Eastern/Western/Southern Caribbean, Latin America
Azamara Journey	2000	2007	700	Southeastern Asia, Eastern Asia, Australia/New Zealand, Mediterranean, Northern Europe
Pullmantur
Zenith	1992	2014	1,400	Mediterranean, Southern Caribbean
Monarch	1991	2013	2,350	Southern Caribbean, Northern Europe
Horizon	1990	2010	1,400	Northern Europe, Mediterranean
Sovereign	1988	2008	2,300	Mediterranean, Brazil
TUI Cruises
Mein Schiff 6	2017	2017	2,500	Northern Europe, North America, Central America
Mein Schiff 5	2016	2016	2,500	Southern Caribbean, Mediterranean, Dubai
Mein Schiff 4	2015	2015	2,500	Northern Europe, Mediterranean, Southern Caribbean
Mein Schiff 3	2014	2014	2,500	Northern Europe, Southern Caribbean
Mein Schiff 2	1997	2011	1,900	Dubai, Mediterranean
Mein Schiff 1	1996	2009	1,900	Southeastern Asia, Northern Europe, Mediterranean
SkySea Cruises
SkySea Golden Era	1995	2015	1,800	Southeastern Asia
Total			125,770
_______________________________________________________________________________

(1)	The year a ship entered service refers to the year in which the ship commenced cruise revenue operations for the brand.

(2)	In June 2016, we entered into an agreement to sell Legend of the Seas to Thomson Cruises, an affiliate of TUI AG, our joint venture partner, which is scheduled to be completed in March 2017.

Our Global Brands and our Partner Brands have eleven ships on order. Two ships on order are being built in Germany by Meyer Werft GmbH, three are being built in Finland by Meyer Turku shipyard and six are being built in France by STX France. The expected dates that the ships on order will enter service and their approximate berths are as follows:

Ship	Expected to Enter Service	Approximate Berths
Royal Caribbean International—
Quantum-class:
Unnamed	2nd Quarter 2019	4,150
Unnamed	4th Quarter 2020	4,150
Oasis-class:
Unnamed	1st Quarter 2018	5,450
Unnamed	2nd Quarter 2021	5,450
Celebrity Cruises — Project Edge
Celebrity Edge	4th Quarter 2018	2,900
Celebrity Beyond	1st Quarter 2020	2,900
Unnamed	4th Quarter 2021	2,900
Unnamed	4th Quarter 2022	2,900
TUI Cruises (50% joint venture) (1)—
Mein Schiff 6	2nd Quarter 2017	2,500
Unnamed	2nd Quarter 2018	2,850
Unnamed	1st Quarter 2019	2,850
Total Berths		39,000
_______________________________________________________________________________

(1)	TUI Cruises plans to offset this additional capacity through the planned transfer of the their first two ships, Mein Schiff 1 and Mein Schiff 2, to Thomson Cruises in 2018 and 2019, respectively.

In October 2016, we signed a memorandum of understanding with Meyer Turku to build two ships of a new generation of ships for Royal Caribbean International, known as "Project Icon," which are expected to enter service in the second quarters of 2022 and 2024, respectively. While the design is still being finalized, each ship will likely accommodate approximately 5,000 guests. These orders are contingent upon completion of conditions precedent, including documentation and financing.

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

Passengers and Capacity

Selected statistical information is shown in the following table (see Financial Presentation- Description of Certain Line Items and Selected Operational and Financial Metrics under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, for definitions):

	Year Ended December 31,
	2016 (1)	2015	2014	2013	2012
Passengers Carried	5,754,747	5,401,899	5,149,952	4,884,763	4,852,079
Passenger Cruise Days	40,250,557	38,523,060	36,710,966	35,561,772	35,197,783
Available Passenger Cruise Days (APCD)	37,844,644	36,646,639	34,773,915	33,974,852	33,705,584
Occupancy	106.4%	105.1%	105.6%	104.7%	104.4%
_______________________________________________________________________________

(1) Does not include November and December 2015 amounts related to the elimination of the Pullmantur reporting lag since the impact is included within Other (expense) income in our consolidated statements of comprehensive income (loss) for the year ended December 31, 2016. Additionally, effective August 2016, we no longer include Pullmantur Holdings in these amounts.

Cruise Pricing

Our cruise ticket prices include accommodations and a wide variety of activities and amenities, including meals and entertainment. Prices vary depending on many factors including the destination, cruise length, stateroom category selected and the time of year the cruise takes place. Although we grant credit terms in select markets mainly outside of the United States, our payment terms generally require an upfront deposit to confirm a reservation, with the balance due prior to the sailing. Our cruises are generally available for sale at least one year in advance and often as much as two years in advance of sailing. During the selling period of a cruise, we continually monitor and adjust our cruise ticket prices for available guest staterooms based on demand, with the objective of maximizing net yields. In early 2015, in an effort to preserve the integrity of our cruise pricing, we implemented a new policy against introducing incremental discounting on our ticket prices in certain markets within 30 days of the sailing date. Through 2016, we continue to follow this policy.

As we grow our business globally, our sale arrangements with travel agents may vary. For instance, our sale arrangements in the mainland Chinese market are primarily composed of travel agent charter and group sales with full payment due close-in to sailing, and to a lesser extent, retail agency and direct sales.

We have developed and implemented enhancements to our reservations system that provide us and our travel partners with additional capabilities. The enhancements also allow us to better understand and react to the current demand and pricing environment and implement a variety of promotions.

We offer air transportation to our guests through our air transportation program available in major cities around the world. Generally, air tickets are sold to guests at prices close to cost which vary by gateway and destination.

Passenger ticket revenues accounted for approximately 72%, 73% and 73% of total revenues in 2016, 2015 and 2014, respectively.

Onboard Activities and Other Revenues

Our cruise brands offer modern fleets with a wide array of onboard services, amenities and activities which vary by brand and ship. While many onboard activities are included in the base price of a cruise, we realize additional revenues from, among other things, gaming, the sale of alcoholic and other beverages, internet and other telecommunication services, gift shop items, shore excursions, photography, spa/salon and fitness services, art auctions, catalogue gifts for guests and a wide variety of specialty restaurants and dining options. Many of these services are available for pre-booking on the internet prior to embarkation. These activities are provided either directly by us or by independent concessionaires from which we receive a percentage of their revenues.

In conjunction with our cruise vacations, we offer pre- and post-cruise hotel packages to our Royal Caribbean International, Celebrity Cruises and Azamara Club Cruises guests. We also offer cruise vacation protection coverage to guests in a number of markets, which provides guests with coverage for trip cancellation, medical protection and baggage protection. Onboard and other revenues accounted for approximately 28%, 27% and 27% of total revenues in 2016, 2015 and 2014, respectively.

Segment Reporting

We operate three wholly-owned cruise brands, Royal Caribbean International, Celebrity Cruises and Azamara Club Cruises. In addition, we have a 50% investment in a joint venture with TUI AG which operates the German brand TUI Cruises, a 49% interest in the Spanish brand Pullmantur and have a minority interest in the Chinese brand SkySea Cruises. We believe our brands possess the versatility to enter multiple cruise market segments within the cruise vacation industry. Although each of our brands has its own marketing style as well as ships and crews of various sizes, the nature of the products sold and services delivered by our brands share a common base (i.e., the sale and provision of cruise vacations). Our brands also have similar itineraries as well as similar cost and revenue components. In addition, our brands source passengers from similar markets around the world and operate in similar economic environments with a significant degree of commercial overlap. As a result, our brands have been aggregated as a single reportable segment based on the similarity of their economic characteristics, types of consumers, regulatory environment, maintenance requirements, supporting systems and processes as well as products and services provided. Our Chairman and Chief Executive Officer has been identified as the chief operating decision-maker and all significant operating decisions including the allocation of resources are based upon the analyses of the Company as one segment. (For financial information see Item 8. Financial Statements and Supplementary Data.)

Employees

As of December 31, 2016, our Global Brands employed over 66,000 employees, including 60,000 shipboard employees as well as 6,000 full-time and 100 part-time employees in our shoreside operations. As of December 31, 2016, approximately 85% of our shipboard employees were covered by collective bargaining agreements.

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

We maintain war risk insurance which covers damage due to acts of war, including invasion, insurrection, terrorism, rebellion, piracy and hijacking, on each ship, through a Norwegian war risk insurance organization. This coverage includes coverage for physical damage to the ship which is not covered under the hull policies as a result of war exclusion clauses in such hull policies. We also maintain protection and indemnity war risk coverage for risks that would be excluded by the rules of the indemnity insurance organizations, subject to certain limitations. Consistent with most marine war risk policies, under the terms of our war risk insurance coverage, in the event of a change in risk, underwriters can give seven days' notice to us that the policy will be canceled and reinstated at higher premium rates.

Insurance coverage for shoreside property and casualty exposures, shipboard inventory, off-vessel liability, directors and officers and other risks are maintained with insurance underwriters in the United States and the United Kingdom.

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

Trademarks

We own a number of registered trademarks related to the Royal Caribbean International, Celebrity Cruises and Azamara Club Cruises cruise brands. The registered trademarks include the name “Royal Caribbean International” and its crown and anchor logo, the name “Celebrity Cruises” and its “X” logo, the name “Azamara Club Cruises” and its globe with an “A” logo, and the names of various cruise ships, as well as loyalty program names and other marketing programs. We believe our largest brands' trademarks are widely recognized throughout the world and have considerable value. The duration of trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.

Regulation

Our ships are regulated by various international, national, state and local laws, regulations and treaties in force in the jurisdictions in which they operate. In addition, our ships are registered in the Bahamas, Malta or in the case of our ships operating in the Galapagos Islands, Ecuador. Each ship is subject to regulations issued by its country of registry, including regulations issued pursuant to international treaties governing the safety of our ships, guests and crew as well as environmental protection. Each country of registry conducts periodic inspections to verify compliance with these regulations as discussed more fully below. Ships operating out of United States ports are subject to inspection by the United States Coast Guard for compliance with international treaties and by the United States Public Health Service for sanitary and health conditions. Our ships are also subject to similar inspections pursuant to the laws and regulations of various other countries our ships visit.

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

Safety and Security Regulations

Our ships are required to comply with international safety standards defined in the International Convention for Safety of Life at Sea (“SOLAS”), which among other things, establishes requirements for ship design, structural features, materials, construction, lifesaving equipment and safe management and operation of ships to ensure guest and crew safety. The SOLAS standards are revised from time to time and the most recent modifications were phased in through 2010. Compliance with these modified standards did not have a material effect on our operating costs. SOLAS incorporates the International Safety Management Code (“ISM Code”), which provides an international standard for the safe management and operation of ships and for pollution prevention. The ISM Code is mandatory for all vessels, including passenger vessel operators.

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
Our ships are subject to the International Maritime Organization’s (‘‘IMO’’) regulations under the International Convention for the Prevention of Pollution from Ships (the ‘‘MARPOL Regulations’’) and the International Convention for the Control and Management of Ships Ballast Water and Sediments (Ballast Water Management Convention), which includes requirements designed to minimize pollution by oil, sewage, garbage, air emissions and the transfer of non-native/non-indigenous species. We have obtained the relevant international compliance certificates relating to oil, sewage and air pollution prevention for all of our ships and have begun to obtain the compliance certificates pertaining to ballast water as they become applicable to our ships.
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

Since January 1, 2015, ships operating in these sulfur ECAs have been required to reduce their fuel sulfur content from 1.0% to 0.1%. This reduction has not had a significant impact on our results of operations to date largely due to a number of mitigating steps we have taken over the last several years, including equipping all of our new ships delivered during or after 2014 with advanced emissions purification ("AEP") systems covering all engines and actively developing and testing AEP systems on our existing fleet.

We continue to implement our AEP system strategy both for our ships on order and for our existing fleet. As our new ships are delivered, they will provide us with additional operational and deployment flexibility. We currently have in place exemptions for 19 of our existing ships which apply while they are sailing in the North American and Caribbean ECAs. These exemptions have delayed the requirement to comply with the additional sulfur content reduction pending our continued development and deployment of AEP systems on these ships.

In addition, we believe that the learning from our existing endeavors as well as our further efforts with regards to this technology will allow us to complete an effective AEP system retrofit strategy for our fleet. As a result, we believe the cost of complying with the 2015 ECA sulfur emission requirement will not be significant to our results of operations.

By January 1, 2020, the MARPOL regulations will require the worldwide limitations on sulfur content of fuel to be reduced from 3.5% to 0.5%. As this regulation is implemented worldwide and if we have not been able to successfully execute our mitigation strategies, including our AEP system retrofit strategy, our fuel costs could increase significantly.

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

Effective September 8, 2017, the IMO Ballast Water Management Convention will require ships that carry and discharge ballast water to meet specific discharge standards by installing Ballast Water Treatment Systems within the next five years. We do not expect compliance with this regulation to have a material effect on our results of operations.

Consumer Financial Responsibility Regulations

We are required to obtain certificates from the United States Federal Maritime Commission relating to our ability to satisfy liability in cases of non-performance of obligations to guests, as well as casualty and personal injury. As a condition to obtaining the required certificates, we arrange through our insurers for the provision of surety for our ship-operating companies. The required surety amount is currently $30.0 million per operator and is subject to additional consumer price index based adjustments.
We are also required by the United Kingdom, Norway, Finland, and the Baltics to establish our financial responsibility for any liability resulting from the non-performance of our obligations to guests from these jurisdictions. In the United Kingdom we are currently required by the Association of British Travel Agents to provide performance bonds totaling approximately £27.4 million. In addition, in 2016 we were required by the Civil Aviation Authority to provide performance bonds totaling approximately £10.1 million. The Norwegian Travel Guarantee Fund requires us to maintain performance bonds in varying amounts during the course of the year to cover our financial responsibility in Norway, Finland and the Baltics. These amounts ranged from NOK 3 million to NOK 33 million during 2016.
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
A foreign corporation will qualify for the benefits of Section 883 if, in relevant part: (1) the foreign country in which the foreign corporation is organized grants an equivalent exemption to corporations organized in the United States; and (2) the stock of the corporation (or the direct or indirect corporate parent thereof) is “primarily and regularly traded on an established securities market” in the United States. In the opinion of our U.S. tax counsel, Drinker Biddle & Reath LLP, based on the representations and assumptions set forth in that opinion, we, Celebrity Cruises Inc. and our ship-owning subsidiaries with U.S. source shipping income qualify for the benefits of Section 883 because we and each of those subsidiaries are incorporated in Liberia, which is a qualifying country, and our common stock is primarily and regularly traded on an established securities market in the United States (i.e., we are a "publicly traded" corporation). If, in the future, (1) Liberia no longer qualifies as an equivalent exemption jurisdiction, and we do not reincorporate in a jurisdiction that does qualify for the exemption, or (2) we fail to qualify as a publicly traded corporation, we and all of our ship-owning or operating subsidiaries that rely on Section 883 to exclude qualifying income from gross income would be subject to U.S. federal income tax on their U.S. source shipping income and income from activities incidental thereto.
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
Taxation in the Absence of an Exemption Under Section 883

If we, the operator of our vessels, Celebrity Cruises Inc., or our ship-owning subsidiaries were to fail to meet the requirements of Section 883 of the Internal Revenue Code, or if the provision was repealed, then, as explained below, such companies would be subject to U.S. income taxation on a portion of their income derived from or incidental to the international operation of our ships.
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
Other United States Taxation
We and Celebrity Cruises, Inc. earn U.S. source income from activities not considered incidental to international shipping. The tax on such income is not material to our results of operation for all years presented.
State Taxation

We, Celebrity Cruises Inc. and certain of our subsidiaries are subject to various U.S. state income taxes which are generally imposed on each state’s portion of the U.S. source income subject to federal income taxes. Additionally, the state of Alaska subjects an allocated portion of the total income of companies doing business in Alaska and certain other affiliated companies to Alaska corporate state income taxes and also imposes a 33% tax on adjusted gross income from onboard gambling activities conducted in Alaska waters. This did not have a material impact to our results of operations for all years presented.
Maltese and Spanish Income Taxation

Effective July 31, 2016, we sold 51% of our interest in Pullmantur Holdings. We account for our retained investment under the equity method of accounting. There was no tax impact to us as a result of this sale transaction. The surviving Pullmantur company continues to be subject to the tax laws of Spain and Malta.
Under the sale agreement, we remain responsible for pre-sale tax matters with respect to years that are still open under the statute of limitations.
United Kingdom Income Taxation

We operate fourteen ships under companies which have elected to be subject to the United Kingdom tonnage tax regime (“U.K. tonnage tax”).
Companies subject to U.K. tonnage tax pay a corporate tax on a notional profit determined with reference to the net tonnage of qualifying vessels. The requirements for a company to qualify for the U.K. tonnage tax regime include being subject to U.K. corporate income tax, operating qualifying ships, which are strategically and commercially managed in the United Kingdom, and fulfilling a seafarer training requirement.
Failure to meet any of these requirements could cause us to lose the benefit of the tonnage tax regime which could have a material effect on our results of operations.
Relevant shipping profits include income from the operation of qualifying ships and from shipping related activities. Our U.K. income from non-shipping activities which do not qualify under the U.K. tonnage tax regime and which are not considered significant, remain subject to U.K. corporate income tax.
Brazilian Income Taxation
Previously, Pullmantur and our U.K. tonnage tax company chartered certain ships to Brazilian subsidiary companies for operations in Brazil. Both Pullmantur and Royal Caribbean International ceased charters to Brazil in January 2016 and March 2016, respectively. While Brazilian charters took place, the Brazilian subsidiaries' earnings were subject to Brazilian taxation which was not considered significant. The charter payments made to the U.K. tonnage tax company and to Pullmantur were exempt from Brazilian income tax under Brazilian domestic law. Additionally, remittances of revenue from sales of certain cruises in the Brazilian market are subject to taxation.
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

Executive Officers of the Company
As of February 23, 2017, our executive officers are:

Name	Age	Position
Richard D. Fain	69	Chairman, Chief Executive Officer and Director
Adam M. Goldstein	57	President and Chief Operating Officer
Michael W. Bayley	58	President and Chief Executive Officer, Royal Caribbean International
Lisa Lutoff-Perlo	59	President and Chief Executive Officer, Celebrity Cruises
Lawrence Pimentel	65	President and Chief Executive Officer, Azamara Club Cruises
Jason T. Liberty	41	Chief Financial Officer
Harri U. Kulovaara	64	Executive Vice President, Maritime
Bradley H. Stein	61	Senior Vice President, General Counsel, Chief Compliance Officer
Henry L. Pujol	49	Senior Vice President, Chief Accounting Officer

Richard D. Fain has served as a director since 1979 and as our Chairman and Chief Executive Officer since 1988. Mr. Fain is a recognized industry leader, having participated in shipping for almost 40 years and having held a number of prominent industry positions, such as Chairman of the Cruise Lines International Association (CLIA), the largest cruise industry trade association. He currently serves as Chairman of the University of Miami Board of Trustees as well as on the National Board of the Posse Foundation. He is also former chairman of the Miami Business Forum, the Greater Miami Convention and Visitors Bureau, and the United Way of Miami-Dade.
Adam M. Goldstein has served as President and Chief Operating Officer since April 2014. Prior to this, he served as President of Royal Caribbean International since February 2005 and as its President and Chief Executive Officer since September 2007. Mr. Goldstein has been employed with Royal Caribbean since 1988 in a variety of positions, including Executive Vice President, Brand Operations of Royal Caribbean International, Senior Vice President, Total Guest Satisfaction and Senior Vice President, Marketing. Mr. Goldstein served as National Chair of the United States Travel Association (formerly, Travel Industry Association of America) in 2001 and as Chairman of CLIA in 2015 and 2016.  Mr. Goldstein began a two-year term as Chairman of the Florida-Caribbean Cruise Association (FCCA) in January 2017.
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
Lisa Lutoff-Perlo has served as President and Chief Executive Officer of Celebrity Cruises since December 2014. Prior to this, she served as Executive Vice President, Operations for Royal Caribbean International from September 2012 to December 2014, where she was responsible for all of Royal Caribbean International's hotel, marine and port operations. Ms. Lutoff-Perlo has been employed with the Company since 1985 in a variety of positions within both Celebrity Cruises and Royal Caribbean International.  She started at Royal Caribbean International as District Sales Manager for New England and from August 2008 to August 2012 she was responsible for Celebrity Cruises’ hotel operation.
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

Item 1A. Risk Factors
The risk factors set forth below and elsewhere in this Annual Report on Form 10-K are important factors that could cause actual results to differ from expected or historical results. It is not possible to predict or identify all such risks. There may be additional risks that we consider not to be material, or which are not known, and any of these risks could have the effects set forth below. The ordering of the risk factors set forth below is not intended to reflect any Company indication of priority or likelihood. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a cautionary note regarding forward-looking statements.
Adverse worldwide economic or other conditions could reduce the demand for cruises and passenger spending, adversely impacting our operating results, cash flows and financial condition including potentially impairing the value of our ships and other assets.
The demand for cruises is affected by international, national and local economic conditions. Weak or uncertain economic conditions impact consumer confidence and pose a risk as vacationers may postpone or reduce discretionary spending. This, in turn, may result in cruise booking slowdowns, decreased cruise prices and lower onboard revenues. Given the global nature of our business, we are exposed to many different economies and our business could be hurt by challenging conditions in any of our markets. Any significant deterioration of global, national or local economic conditions could result in a prolonged period of booking slowdowns, depressed cruise prices and reduced onboard revenues.
Fears of terrorist attacks, war, and other hostilities could have a negative impact on our results of operations.
Events such as terrorist attacks, war (or war-like conditions), conflicts (domestic or cross-border), civil unrest and other hostilities, including an escalation in the frequency or severity of incidents, and the resulting political instability, travel restrictions and advisories, and concerns over safety and security aspects of traveling or the fear of any of the foregoing have had, and could have in the future, a significant adverse impact on demand and pricing in the travel and vacation industry. For example, the series of terrorism incidents throughout Europe in early 2016 negatively impacted demand for European cruises in 2016, particularly as it relates to demand for these cruises from North American guests. In view of our global operations, we are susceptible to a wide range of adverse events.
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
Fluctuations in foreign currency exchange rates, fuel prices and interest rates could affect our financial results.
We are exposed to market risk attributable to changes in foreign currency exchange rates, fuel prices and interest rates. Significant changes in any of the foregoing could have a material impact on our financial results, net of the impact of our hedging activities and natural offsets. Our operating results have been and will continue to be impacted, often significantly, by changes in each of these factors. The value of our earnings in foreign currencies is adversely impacted by a strong United States dollar. In addition, any significant increase in fuel prices could materially adversely affect our business as fuel prices not only impact our fuel costs, but also some of our other expenses, such as crew travel, freight and commodity prices. Also, while interest rates have been near historic lows for several years, prevailing rates started to increase at the end of 2015 and are expected to continue to rise in 2017, which, given our level of variable rate indebtedness, would adversely impact our operating results. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for more information.
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
Our future growth strategies increasingly depend on the growth and sustained profitability of certain international markets, such as China. Some factors that will be critical to our success in developing these markets may be different than those affecting our more-established North American and European markets. In the Chinese market, in particular, our future success depends on our ability to continue to raise awareness of our products, evolve the available distribution channels and adapt our offerings to best suit the Chinese consumer. China’s economy differs from the economies of other developed countries in many respects and, as the legal and regulatory system in China continues to evolve, there may be greater uncertainty as to the interpretation and enforcement of applicable laws and regulations.
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
We have operations in and source passengers from the United Kingdom and other member countries of the European Union. On June 23, 2016, voters in the United Kingdom approved an advisory referendum to withdraw from the European Union. The proposed withdrawal has resulted in increased volatility in the global financial markets and, in particular, in global currency exchange rates. The proposed withdrawal could potentially adversely affect tax, legal and regulatory regimes to which our business in the region is subject. The withdrawal could also, among other potential outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the European Union. Further, uncertainty around these issues could lead to adverse effects on the economy of the United Kingdom and the other economies in which we operate, making it more difficult to source passengers from these regions. These risks may be exacerbated if voters of other countries within the European Union similarly elect to exit the European Union in future referendums.
As a global operator, our business may be impacted by changes in U.S. policy in areas such as trade, immigration and/or environmental or labor regulations, among others. Depending on the nature and scope of these changes, they could impact our domestic and international business operations. While still unclear, these changes, and any international response to them, could potentially introduce new barriers to passenger travel and/or cross border transactions.

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
Many of our guests depend on scheduled commercial airline services to transport them to or from the ports where our cruises embark or disembark. Increases in the price of airfare would increase the overall price of the cruise vacation to our guests, which may adversely impact demand for our cruises. In addition, changes in the availability of commercial airline services could adversely affect our guests’ ability to obtain airfare, as well as our ability to fly our guests to or from our cruise ships, which could adversely affect our results of operations.

Incidents or adverse publicity concerning our ships and/or passengers or the cruise vacation industry in general, unusual weather conditions and other natural disasters or disruptions could affect our reputation as well as impact our sales and results of operations.
The ownership and/or operation of cruise ships, airplanes, private destinations, port facilities and shore excursions involves the risk of accidents, illnesses, mechanical failures, environmental incidents and other incidents which may bring into question safety, health, security and vacation satisfaction which could negatively impact our reputation. Incidents involving cruise ships, and, in particular the safety, health and security of guests and crew and media coverage thereof have impacted and could in the future impact demand for our cruises and pricing in the industry. Our reputation and our business could also be damaged by negative publicity regarding the cruise industry in general, including publicity regarding the spread of contagious disease and the potentially adverse environmental impacts of cruising. The considerable expansion in the use of social media and digital marketing over recent years has compounded the potential scope of any negative publicity. If any such incident or news cycle occurs during a time of high seasonal demand, the effect could disproportionately impact our results of operations for the year. In addition, incidents involving cruise ships may result in additional costs to our business, increasing government or other regulatory oversight and, in the case of incidents involving our ships, potential litigation.
Our cruise ships and port facilities may also be adversely impacted by unusual weather patterns or natural disasters or disruptions, such as hurricanes. We are often forced to alter itineraries and occasionally to cancel a cruise or a series of cruises due to these or other factors, which could have an adverse effect on our sales and profitability. Increases in the frequency, severity or duration of severe weather events, including those related to climate change, could exacerbate the impact and cause further disruption to our operations. In addition, these and any other events which impact the travel industry more generally may negatively impact our ability to deliver guests or crew to our cruises and/or interrupt our ability to obtain services and goods from key vendors in our supply chain. Any of the foregoing could have an adverse impact on our results of operations and on industry performance.
An increase in capacity worldwide or excess capacity in a particular market could adversely impact our cruise sales and/or pricing.
Although our ships can be redeployed, cruise sales and/or pricing may be impacted by the introduction of new ships into the marketplace, reductions in cruise capacity, overall market growth and deployment decisions of ourselves and our competitors. A total of 60 new ships with approximately 173,000 berths are on order for delivery through 2021 in the cruise industry. The further net growth in capacity from these new ships and future orders, without an increase in the cruise industry’s demand and/or share of the vacation market, could depress cruise prices and impede our ability to achieve yield improvement.

In addition, to the extent that we or our competitors deploy ships to a particular itinerary and the resulting capacity in that region exceeds the demand, we may lower pricing and profitability may be lower than anticipated. This risk may be amplified in emerging cruise markets, such as China, where we expect continuing increases in capacity over a relatively short time horizon. Any of the foregoing could have an adverse impact on our results of operations, cash flows and financial condition, including potentially impairing the value of our ships and other assets.

Unavailability of ports of call may adversely affect our results of operations.
We believe that port destinations are a major reason why guests choose to go on a particular cruise or on a cruise vacation. The availability of ports is affected by a number of factors, including existing capacity constraints, constraints related to the size of certain ships, security, environmental and health concerns, adverse weather conditions and natural disasters, financial limitations on port development, exclusivity arrangements that ports may have with our competitors, local governmental regulations and local community concerns about port development and other adverse impacts on their communities from additional tourists. In addition, fuel costs may adversely impact the destinations on certain of our itineraries. Any limitations on the availability or feasibility of our ports of call or on the availability of shore excursions and other service providers at such ports could adversely affect our results of operations.

Our reliance on shipyards and their subcontractors to implement our newbuild and ship upgrade programs and to repair and maintain our ships exposes us to risks which, if realized, could adversely impact our business.
We rely on shipyards and their subcontractors to effectively construct our new ships and to repair, maintain and upgrade our existing ships on a timely basis and in a cost effective manner.
There are a limited number of shipyards with the capability and capacity to build our new ships and, accordingly, increased demand for available new construction slots and/or continued consolidation in the cruise shipyard industry (including completion of Italian shipbuilder Fincantieri's bid for STX France) could impact our ability to construct new ships when and as planned, cause us to continue to commit to new ship orders earlier than we have historically done so and/or result in stronger bargaining power on the part of the shipyards and the export credit agencies providing financing for the project.  Our inability to timely and cost-effectively procure new capacity could have a significant negative impact on our future business plans and results of operations.
Building, repairing, maintaining and/or upgrading a ship is sophisticated work that involves significant risks, and shipyards and/or their subcontractors may encounter financial, technical or design problems when doing these jobs.  If materialized, these problems  could impact the timely delivery or costs of new ships or the ability of shipyards to repair and upgrade our fleet in accordance with our needs or expectations.  In addition, delays or mechanical faults may result in cancellation of cruises or, in more severe situations, new ship orders, or necessitate unscheduled drydocks and repairs of ships. These events and any related adverse publicity could result in lost revenue, increased operating expenses, or both, and thus adversely affect our results of operations.
We may lose business to competitors throughout the vacation market.
We operate in the vacation market and cruising is one of many alternatives for people choosing a vacation. We therefore risk losing business not only to other cruise lines, but also to other vacation operators, which provide other leisure options including hotels, resorts, internet-based alternative lodging sites and package holidays and tours.
We face significant competition from other cruise lines on the basis of cruise pricing, travel agent preference and also in terms of the nature of ships and services we offer to guests. Our principal competitors within the cruise vacation industry include Carnival Corporation & plc, which owns, among others, Aida Cruises, Carnival Cruise Line, Costa Cruises, Cunard Line, Holland America Line, P&O Cruises and Princess Cruises; Disney Cruise Line; MSC Cruises; and Norwegian Cruise Line Holdings Ltd which owns Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises. Our revenues are sensitive to the actions of other cruise lines in many areas including pricing, scheduling, capacity and promotions, which can have a substantial adverse impact not only on our revenues, but on overall industry revenues.
In the event that we do not effectively market or differentiate our cruise brands from our competitors or otherwise compete effectively with other vacation alternatives and new or existing cruise companies, our results of operations and financial position could be adversely affected.
We may not be able to obtain sufficient financing or capital for our needs or may not be able to do so on terms that are acceptable or consistent with our expectations.
To fund our capital expenditures (including new ship orders), operations and scheduled debt payments, we have historically relied on a combination of cash flows provided by operations, drawdowns under available credit facilities, the incurrence of additional indebtedness and the sale of equity or debt securities in private or public securities markets. Any circumstance or event which leads to a decrease in consumer cruise spending, such as worsening global economic conditions or significant incidents impacting the cruise industry, could negatively affect our operating cash flows. See “-Adverse worldwide economic, geopolitical or other conditions…” and “-Incidents or adverse publicity concerning our ships and/or passengers or the cruise vacation industry …” for more information.
Although we believe we can access sufficient liquidity to fund our operations, investments and obligations as expected, there can be no assurances to that effect. Our ability to access additional funding as and when needed, our ability to timely refinance and/or replace our outstanding debt securities and credit facilities on acceptable terms and our cost of funding will depend upon numerous factors including, but not limited to, the vibrancy of the financial markets, our financial performance, the performance of our industry in general and the size, scope and timing of our financial needs. In addition, even where financing commitments have been secured, significant disruptions in the capital and credit markets could cause our banking and other counterparties to breach their contractual obligations to us. This could include failures of banks or other financial service companies to fund required borrowings under our loan agreements or to pay us amounts that may become due or return collateral that is refundable under our derivative contracts for hedging of fuel prices, interest rates and foreign currencies or other agreements. If any of the foregoing occurs it may have a negative impact on our cash flows, including our ability to meet our obligations, our results of operations and our financial condition.
Our liquidity could be adversely impacted if we are unable to satisfy the covenants required by our credit facilities or if we are required to post a significant amount of collateral under our interest rate hedging contracts.
Our debt agreements contain covenants, including covenants restricting our ability to take certain actions and financial covenants. In addition, our ability to make borrowings under our available credit facilities is subject to the absence of material adverse changes in our business. Our ability to maintain our credit facilities may also be impacted by changes in our ownership base. More specifically, we may be required to prepay our ship financing facilities if any person acquires ownership of more than 50% of our common stock or, subject to certain exceptions, during any 24-month period, a majority of the Board is no longer comprised of individuals who were members of the Board on the first day of such period.  Our public debt securities also contain change of control provisions that would be triggered by a third-party acquisition of greater than 50% of our common stock coupled with a ratings downgrade.
Our failure to comply with the terms of our debt facilities could result in an event of default. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default acceleration clauses, our outstanding debt and derivative contract payables could become due and/or terminated. In addition, in such events, our credit card processors could hold back payments to create a reserve. We cannot provide assurances that we would have sufficient liquidity to repay, or the ability to refinance the debt if such amounts were accelerated upon an event of default.
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
Our principal executive office and principal shoreside operations are located in Florida and we have shoreside offices throughout the world. Actual or threatened natural disasters (e.g., hurricanes/typhoons, earthquakes, tornadoes, fires or floods) or similar events in these locations may have a material impact on our business continuity, reputation and results of operations. In addition, substantial or repeated information systems failures, computer viruses or cyber-attacks impacting our shoreside or shipboard operations could adversely impact our business. We do not generally carry business interruption insurance for our shoreside operations or our information systems. As such, any losses or damages incurred by us could have an adverse impact on our results of operations.
The loss of key personnel, our inability to recruit or retain qualified personnel, or disruptions among our shipboard personnel due to strained employee relations could adversely affect our results of operations.
Our success depends, in large part, on the skills and contributions of key executives and other employees, and on our ability to recruit and retain high quality personnel in key markets. We must continue to sufficiently recruit, retain, train and motivate our employees to maintain our current business and support our projected global growth both shoreside and on our ships. Furthermore, as of December 31, 2016, 85% of our shipboard employees were covered by collective bargaining agreements. A dispute under our collective bargaining agreements could result in a work stoppage of those employees covered by the agreements. We may not be able to satisfactorily renegotiate these collective bargaining agreements when they expire. In addition, existing collective bargaining agreements may not prevent a strike or work stoppage on our ships. We may also be subject to or affected by work stoppages unrelated to our business or collective bargaining agreements. Any such work stoppages or potential work stoppages could have a material adverse effect on our financial results, as could a loss of key employees, our inability to recruit or retain qualified personnel or disruptions among our personnel.
Business activities that involve our co-investment with third parties may subject us to additional risks.
Partnerships, joint ventures, and other business structures involving our co-investment with third parties, generally include some form of shared control over the operations of the business and create additional risks, including the possibility that other investors in such ventures could become bankrupt or otherwise lack the financial resources to meet their obligations, or could have or develop business interests, policies or objectives that are inconsistent with ours. With the sale of 51% of our interest in Pullmantur in July 2016, we continue to expand the breadth of our co-investment activities, which also include TUI Cruises, SkySea Cruises, Grand Bahama Shipyard and minority ownership investments in various port development and other projects. In addition to financial risks, our co-investment activities may also present managerial and operational risks and expose us to reputational or legal concerns. These or other issues related to our co-investment with third parties could adversely impact our operations.
We rely on supply chain vendors and third-party service providers who are integral to the operations of our businesses. These vendors and service providers may be unable or unwilling to deliver on their commitments or may act in ways that could harm our business.
We rely on supply chain vendors to deliver key products to the operations of our businesses around the world. Any event impacting a vendor’s ability to deliver goods of the required quality at the location and time needed could negatively impact our ability to deliver our cruise experience. Events impacting our supply chain could be caused by factors beyond the control of our suppliers or us, including inclement weather, natural disasters, increased demand, problems in production or distribution and/or disruptions in third party logistics or transportation systems. Interruptions to our supply chain could increase costs and could limit the availability of products critical to our operations.

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
In addition, even if we are fully compliant with legal standards and contractual requirements, we still may not be able to prevent security breaches involving sensitive data. Any breach, theft, loss, or fraudulent use of guest, employee or company data could adversely impact our reputation and brand and our ability to retain or attract new customers, and expose us to risks of data loss, business disruption, governmental investigation, litigation and other liability, any of which could adversely affect our business. Significant capital investments and other expenditures could be required to remedy the problem and prevent future breaches, including costs associated with additional security technologies, personnel, experts and credit monitoring services for those whose data has been breached. Further, if we or our vendors experience significant data security breaches or fail to detect and appropriately respond to significant data security breaches, we could be exposed to government enforcement actions and private litigation. Additionally, the techniques and sophistication used to conduct cyber-attacks and breaches of information technology systems, as well as the sources and targets of these attacks, change frequently and are often not recognized until such attacks are launched or have been in place for a period of time. Our security measures cannot provide assurance that we will be successful in preventing or identifying such breaches.
The potential unavailability of insurance coverage or an inability to obtain insurance coverage at commercially reasonable rates may adversely affect our financial condition or results of operations.

We seek to maintain appropriate insurance coverage at commercially reasonable rates. We normally insure based on the cost of an asset rather than replacement value and we also elect to self-insure, co-insure, or use deductibles in certain circumstances for certain risks such as loss of use of a ship or a cyber-security breach. The limits of insurance coverage we purchase are based on the availability of the coverage, evaluation of our risk profile and cost of coverage. Accordingly, we are not protected against all risks which could result in an unexpected decrease in our revenue and results of operations in the event of an incident.
Our protection and indemnity (“P&I”) liability insurance is placed on a mutual basis and we are subject to additional premium calls in amounts based on claim records of all members of the P&I Club. We are also subject to additional premium assessments including, but not limited to, investment or underwriting shortfalls experienced by the P&I Club.
We cannot be certain that insurance and reinsurance coverage will be available to us and at commercially reasonable rates in the future. Additionally, if we or other insureds sustain significant losses, the result may be higher insurance premiums, cancellation of coverage, or the inability to obtain coverage. Such events could adversely affect our financial condition or results of operations.
Environmental, labor, health and safety, financial responsibility and other maritime regulations could affect operations and increase operating costs.
The United States and various state and foreign government or regulatory agencies have enacted or may enact environmental regulations or policies, such as requiring the use of low sulfur fuels, that could increase our direct cost to operate in certain markets, increase our cost for fuel, limit the supply of compliant fuel, cause us to incur significant expenses to purchase and/or develop new equipment and adversely impact the cruise vacation industry. While we have taken and expect to continue to take a number of actions to mitigate the potential impact of certain of these regulations, there can be no assurances that these efforts will be successful or completed on a timely basis.
There is increasing global regulatory focus on climate change and greenhouse gas (GHG) emissions. These regulatory efforts, both internationally and in the United States are still developing, and we cannot yet determine what the final regulatory programs or their impact will be in any jurisdiction where we do business. However, such climate change-related regulatory activity in the future may adversely affect our business and financial results by requiring us to reduce our emissions, purchase allowances or otherwise pay for our emissions. Such activity may also impact us by increasing our operating costs, including fuel costs.
Some environmental groups have also lobbied for more stringent regulation of cruise ships and have generated negative publicity about the cruise vacation industry and its environmental impact. See Item 1. Business-Regulation-Environmental Regulations.
In addition, we are subject to various international, national, state and local laws, regulations and treaties that govern, among other things, discharge from our ships, safety standards applicable to our ships, treatment of disabled persons, health and sanitary standards applicable to our guests, security standards on board our ships and at the ship/port interface areas, and financial responsibilities to our guests. These issues are, and we believe will continue to be, an area of focus by the relevant authorities throughout the world. This could result in the enactment of more stringent regulation of cruise ships that could subject us to increasing compliance costs in the future.
A change in our tax status under the United States Internal Revenue Code, or other jurisdictions, may have adverse effects on our income.
We and a number of our subsidiaries are foreign corporations that derive income from a U.S. trade or business and/or from sources within the United States. Drinker Biddle & Reath LLP, our U.S. tax counsel, has delivered to us an opinion, based on certain representations and assumptions set forth in it, to the effect that this income, to the extent derived from or incidental to the international operation of a ship or ships, is excluded from gross income for U.S. federal income tax purposes pursuant to Section 883 of the Internal Revenue Code. We believe that most of our income (including that of our subsidiaries) is derived from or incidental to the international operation of a ship or ships.

Our ability to rely on Section 883 could be challenged or could change in the future. Provisions of the Internal Revenue Code, including Section 883, are subject to legislative change at any time. Moreover, changes could occur in the future with respect to the identity, residence or holdings of our direct or indirect shareholders, trading volume or trading frequency of our shares, or relevant foreign tax laws of Liberia such that it no longer qualifies as an equivalent exemption jurisdiction, that could affect our eligibility for the Section 883 exemption. Accordingly, there can be no assurance that we will continue to be exempt from U.S. income tax on U.S. source shipping income in the future. If we were not entitled to the benefit of Section 883, we and our subsidiaries would be subject to U.S. taxation on a portion of the income derived from or incidental to the international operation of our ships, which would reduce our net income.
Additionally, portions of our business are operated by companies that are within tonnage tax regimes of the United Kingdom and Malta. Further, some of our operations are conducted in jurisdictions where we rely on tax treaties to provide exemption from taxation. To the extent the tonnage tax laws of these countries change or we do not continue to meet the applicable qualification requirements or if tax treaties are changed or revoked, we may be required to pay higher income tax in these jurisdictions, adversely impacting our results of operations.
As budgetary constraints continue to adversely impact the jurisdictions in which we operate, increases in income tax regulations, tax audits or tax reform affecting our operations may be imposed.
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
Our corporate affairs are governed by our Articles of Incorporation and By-Laws and by the Business Corporation Act of Liberia. The provisions of the Business Corporation Act of Liberia resemble provisions of the corporation laws of a number of states in the United States. However, while most states have a fairly well developed body of case law interpreting their respective corporate statutes, there are very few judicial cases in Liberia interpreting the Business Corporation Act of Liberia. As such, the rights and fiduciary responsibilities of directors under Liberian law are not as clearly established as the rights and fiduciary responsibilities of directors under statutes or judicial precedent in certain United States jurisdictions. For example, the right of shareholders to bring a derivative action in Liberian courts may be more limited than in United States jurisdictions. There may also be practical difficulties for shareholders attempting to bring suit in Liberia and Liberian courts may or may not recognize and enforce foreign judgments. Thus, our public shareholders may have more difficulty in protecting their interests with respect to actions by management, directors or controlling shareholders than would shareholders of a corporation incorporated in a United States jurisdiction.
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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Information about our cruise ships, including their size and primary areas of operation, may be found within the Operating Strategies - Fleet upgrade, maintenance and expansion section and the Operations - Cruise Ships and Itineraries sections in Item 1. Business. Information regarding our cruise ships under construction, estimated expenditures and financing may be found within the Future Capital Commitments and Funding Needs and Sources sections of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We also operate two private destinations which we utilize as ports-of-call on certain of our itineraries: (i) an island we own in the Bahamas which we call CocoCay; and (ii) Labadee, a secluded peninsula we lease on the north coast of Haiti.
Item 3.    Legal Proceedings
In April 2015, the Alaska Department of Environmental Conservation issued Notices of Violation to Royal Caribbean International and Celebrity Cruises seeking monetary penalties for alleged violations of the Alaska Marine Visible Emission Standards that occurred over the previous five years on certain of our vessels.  In February 2017, we settled all claims pursuant to a Compliance Order by Consent in which we agreed to pay an amount and perform certain remedial actions which,  individually and in the aggregate, are immaterial to our financial condition or results of operations and cash flows.

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
Item 4.    Mine Safety Disclosures
None.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "RCL." The table below sets forth the high and low sales prices of our common stock as reported by the NYSE for the two most recent years by quarter:

	NYSE Common Stock
	High	Low
2016
Fourth Quarter	$86.84	$67.53
Third Quarter	$75.72	$65.10
Second Quarter	$84.56	$64.95
First Quarter	$99.81	$64.21
2015
Fourth Quarter	$103.40	$87.08
Third Quarter	$97.60	$77.74
Second Quarter	$83.32	$65.91
First Quarter	$85.56	$72.79
In 2015, we applied for and received approval to delist from the Oslo Stock Exchange ("OSE"). Our last day of trading on the OSE was March 8, 2016.
Holders
As of February 9, 2017 there were 1,874 record holders of our common stock. Since certain of our shares are held by brokers and other institutions on behalf of shareholders, the foregoing number is not representative of the number of beneficial owners.
Dividends
In 2015, we declared cash dividends on our common stock of $0.30 per share during the first and second quarters of 2015. We increased the dividend amount to $0.375 per share for the dividends declared in the third and fourth quarters of 2015 and the first and second quarters of 2016. The dividend amount was increased to $0.48 per share for the dividends declared in the third and fourth quarters of 2016.
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

Performance Graph
The following graph compares the total return, assuming reinvestment of dividends, on an investment in the Company, based on performance of the Company's common stock, with the total return of the Standard & Poor's 500 Composite Stock Index and the Dow Jones United States Travel and Leisure Index for a five year period by measuring the changes in common stock prices from December 31, 2011 to December 31, 2016.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Royal Caribbean Cruises Ltd., the S&P 500 Index and the Dow Jones US Travel & Leisure Supersector Index

$500
$400
$300
$200
$100
$0
12/11
12/12
12/13
12/14
12/15
12/16
Royal Caribbean Cruises Ltd.
S&P 500
Dow Jones US Travel & Leisure Supersector

	12/11	12/12	12/13	12/14	12/15	12/16
Royal Caribbean Cruises Ltd.	100.00	139.36	198.03	350.40	437.09	362.38
S&P 500	100.00	116.00	153.58	174.60	177.01	198.18
Dow Jones US Travel & Leisure	100.00	113.33	164.87	191.85	203.17	218.56
The stock performance graph assumes for comparison that the value of the Company's common stock and of each index was $100 on December 31, 2011 and that all dividends were reinvested. Past performance is not necessarily an indicator of future results.

Item 6.    Selected Financial Data
The selected consolidated financial data presented below for the years 2012 through 2016 and as of the end of each such year, except for Adjusted Net Income amounts, are derived from our audited consolidated financial statements and should be read in conjunction with those financial statements and the related notes as well as in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Operating Data:
Total revenues	$8,496,401	$8,299,074	$8,073,855	$7,959,894	$7,688,024
Operating income	$1,477,205	$874,902	$941,859	$798,148	$403,110
Net income	$1,283,388	$665,783	$764,146	$473,692	$18,287
Adjusted Net Income(1) (2) (3)	$1,314,689	$1,065,066	$755,729	$539,224	$442,873
Per Share Data—Basic:
Net income	$5.96	$3.03	$3.45	$2.16	$0.08
Adjusted Net Income	$6.10	$4.85	$3.41	$2.46	$2.03
Weighted-average shares	215,393	219,537	221,658	219,638	217,930
Per Share Data—Diluted:
Net income	$5.93	$3.02	$3.43	$2.14	$0.08
Adjusted Net Income	$6.08	$4.83	$3.39	$2.44	$2.02
Weighted-average shares and potentially dilutive shares	216,316	220,689	223,044	220,941	219,457
Dividends declared per common share	$1.71	$1.35	$1.10	$0.74	$0.44
Balance Sheet Data:
Total assets	$22,310,324	$20,782,043	$20,524,060	$19,915,003	$19,670,401
Total debt, including capital leases	$9,387,436	$8,527,243	$8,254,818	$7,916,860	$8,332,418
Common stock	$2,346	$2,339	$2,331	$2,308	$2,291
Total shareholders' equity	$9,121,412	$8,063,039	$8,284,359	$8,808,265	$8,308,749
_______________________________________________________________________________

(1)
For 2016, 2015 and 2014, refer to Financial Presentation and Results of Operations under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for definition of Adjusted Net Income and reconciliation of Adjusted Net Income to Net income.

(2)
Amount for 2013 excludes restructuring and related impairment charges of $56.9 million and an $8.6 million loss related to the estimated impact of Pullmantur's non-core businesses that were sold in 2014.

(3)
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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Concerning Forward-Looking Statements
The discussion under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document, including, for example, under the "Risk Factors" and "Business" captions, includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance (including our expectations for the first quarter and full year of 2017, our earnings and yield estimates for 2017 set forth under the heading "Outlook" below and expectations regarding the timing and results of our Double-Double Program), business and industry prospects or future results of operations or financial position, made in this Annual Report on Form 10-K are forward-looking. Words such as "anticipate," "believe," "could," "estimate," "expect," "goal," "intend," "may," "plan," "project," "seek," "should," "will," "driving" and similar expressions are intended to further identify any of these forward-looking statements. Forward-looking statements reflect management's current expectations but they are based on judgments and are inherently uncertain. Furthermore, they are subject to risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to, those discussed in this Annual Report on Form 10-K and, in particular, the risks discussed under the caption "Risk Factors" in Part I, Item 1A of this report.
All forward-looking statements made in this Annual Report on Form 10-K speak only as of the date of this document. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
The discussion and analysis of our financial condition and results of operations have been organized to present the following:

•	a review of our critical accounting policies and of our financial presentation, including discussion of certain operational and financial metrics we utilize to assist us in managing our business;

•	a discussion of our results of operations for the year ended December 31, 2016 compared to the same period in 2015 and the year ended December 31, 2015 compared to the same period in 2014;

•	a discussion of our business outlook, including our expectations for selected financial items for the first quarter and full year of 2017; and

•	a discussion of our liquidity and capital resources, including our future capital and contractual commitments and potential funding sources.
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
We believe we have made reasonable estimates for ship accounting purposes. However, should certain factors or circumstances cause us to revise our estimates of ship useful lives or projected residual values, depreciation expense could be materially higher or lower. If circumstances cause us to change our assumptions in making determinations as to whether ship improvements should be capitalized, the amounts we expense each year as repairs and maintenance costs could increase, partially offset by a decrease in depreciation expense. If we had reduced our estimated average ship useful life by one year, depreciation expense for 2016 would have increased by approximately $62.7 million. If our ships were estimated to have no residual value, depreciation expense for 2016 would have increased by approximately $221.9 million.
Valuation of Goodwill, Indefinite-Lived Intangible Assets and Long-Lived Assets
We review goodwill and indefinite-lived intangible assets for impairment at the reporting unit level annually or, when events or circumstances dictate, more frequently. The impairment review for goodwill consists of a qualitative assessment of whether it is more-likely-than-not that a reporting unit's fair value is less than its carrying amount, and if necessary, a two-step goodwill impairment test. Factors to consider when performing the qualitative assessment include general economic conditions, limitations on accessing capital, changes in forecasted operating results, changes in fuel prices and fluctuations in foreign exchange rates. If the qualitative assessment demonstrates that it is more-likely-than-not that the estimated fair value of the reporting unit exceeds its carrying value, it is not necessary to perform the two-step goodwill impairment test. We may elect to bypass the qualitative assessment and proceed directly to step one, for any reporting unit, in any period. On a periodic basis, we elect to bypass the qualitative assessment and proceed to step one to corroborate the results of recent years' qualitative assessments. We can resume the qualitative assessment for any reporting unit in any subsequent period.
When performing the two-step goodwill impairment test, the fair value of the reporting unit is determined and compared to the carrying value of the net assets allocated to the reporting unit. We estimate the fair value of our reporting units using a probability-weighted discounted cash flow model. The estimation of fair value utilizing discounted expected future cash flows includes numerous uncertainties which require our significant judgment when making assumptions of expected revenues, operating costs, marketing, selling and administrative expenses, interest rates, ship additions and retirements as well as assumptions regarding the cruise vacation industry's competitive environment and general economic and business conditions, among other factors. The principal assumptions we use in the discounted cash flow model are projected operating results, weighted-average cost of capital, and terminal value. The discounted cash flow model uses the most current projected operating results for the upcoming fiscal year as a base. To that base, we add future years' cash flows assuming multiple revenue and expense scenarios that reflect the impact of different global economic environments beyond the base year on the reporting unit. We discount the projected cash flows using rates specific to the reporting unit based on its weighted-average cost of capital. If the fair value of the reporting unit exceeds its carrying value, no further analysis or write-down of goodwill is required. If the fair value of the reporting unit is less than the carrying value of its net assets, the implied fair value of the reporting unit is allocated to all its underlying assets and liabilities, including both recognized and unrecognized tangible and intangible assets, based on their fair value. If necessary, goodwill is then written down to its implied fair value.
The impairment review for indefinite-life intangible assets consists of a comparison of the fair value of the asset with its carrying amount. We estimate the fair value of these assets using a discounted cash flow model and various valuation methods depending on the nature of the intangible asset, such as the relief-from-royalty method for trademarks and tradenames. If the carrying amount exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. If the fair value exceeds its carrying amount, the indefinite-life intangible asset is not considered impaired. As of December 31, 2016, the carrying amount of indefinite-life intangible assets was not material. Other intangible assets assigned finite useful lives are amortized on a straight-line basis over their estimated useful lives.
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
Royal Caribbean International
During the fourth quarter of 2016, we performed a qualitative assessment of the Royal Caribbean International reporting unit. Based on our qualitative assessment, we concluded that it was more-likely-than-not that the estimated fair value of the Royal Caribbean International reporting unit exceeded its carrying value and thus, we did not proceed to the two-step goodwill impairment test. No indicators of impairment exist primarily because the reporting unit's fair value has consistently exceeded its carrying value by a significant margin, its financial performance has been solid in the face of mixed economic environments and forecasts of operating results generated by the reporting unit appear sufficient to support its carrying value. As of December 31, 2016, the carrying amount of goodwill attributable to our Royal Caribbean reporting unit was $286.8 million.
2015 Impairment of Pullmantur Related Assets

During the third quarter of 2015, we performed an interim impairment evaluation of Pullmantur’s goodwill and trademarks and trade names in connection with the preparation of our financial statements. As a result of this analysis, we determined that the carrying value of the Pullmantur reporting unit exceeded its fair value. Similarly, we determined that the carrying value of Pullmantur’s trademarks and trade names exceeded their fair value. Accordingly, upon the completion of the relevant impairment tests discussed above, we recognized impairment charges of $123.8 million and $174.3 million for goodwill and trademark and trade names, respectively, during the quarter ended September 30, 2015. These charges reflected the full carrying amounts of the goodwill and trademark and trade names leaving Pullmantur with no intangible assets on its books.
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
We enter into foreign currency forward contracts and collars, interest rate, cross-currency and fuel swaps and options with third-party institutions in over-the-counter markets. We estimate the fair value of our foreign currency forward contracts and interest rate and cross-currency swaps using expected future cash flows based on the instruments' contract terms and published forward prices for foreign currency exchange and interest rates. We apply present value techniques and LIBOR or EURIBOR-based discount rates to convert the expected future cash flows to the current fair value of the instruments.
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

•
Onboard and other revenues, which consist primarily of revenues from the sale of goods and/or services onboard our ships not included in passenger ticket prices, cancellation fees, sales of vacation protection insurance and pre- and post-cruise tours. Additionally, revenue related to Pullmantur's travel agency network, land-based tours and air charter business to third parties are included in Onboard and other revenues through March 31, 2014, the date of the sale of Pullmantur's non-core businesses. Onboard and other revenues also includes revenues we receive from independent third-party concessionaires that pay us a percentage of their revenues in exchange for the right to provide selected goods and/or services onboard our ships, as well as revenues received for our bareboat charters to and procurement and management related services we perform on behalf of our unconsolidated affiliates.

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
Adjusted Earnings per Share ("Adjusted EPS") represents Adjusted Net Income divided by weighted average shares outstanding or by diluted weighted average shares outstanding, as applicable. We believe that this non-GAAP measure is meaningful when assessing our performance on a comparative basis.
Adjusted Net Income represents net income excluding certain items that we believe adjusting for is meaningful when assessing our performance on a comparative basis. For the periods presented, these items included the impairment of the Pullmantur related assets, the net loss related to the elimination of the Pullmantur reporting lag, the net gain related to the sale of the Pullmantur and CDF brands and related costs, restructuring charges and other initiative costs related to our Pullmantur right-sizing strategy and other restructuring initiatives, the estimated impact of the divested Pullmantur non-core businesses for periods prior to the sales transaction, the loss recognized on the sale of Celebrity Century, the impact of the change in our voyage proration methodology and the reversal of a deferred tax asset valuation allowance due to Spanish tax reform. The estimated impact of the divested Pullmantur non-core businesses was arrived at by adjusting the net income (loss) of these businesses for the ownership percentage we retained, as well as, for intercompany transactions that are no longer eliminated in our consolidated statements of comprehensive income (loss) subsequent to the sales transaction. For the full year 2014, the impact of the voyage proration change represents net income that would have been recognized in 2013 had we recognized revenues and cruise operating expenses on a pro-rata basis for all voyages.
Available Passenger Cruise Days ("APCD") is our measurement of capacity and represents double occupancy per cabin multiplied by the number of cruise days for the period. We use this measure to perform capacity and rate analysis to identify our main non-capacity drivers that cause our cruise revenue and expenses to vary.
Double-Double Program refers to the multi-year Adjusted EPS and Return on Invested Capital ("ROIC") goals we publicly announced in 2014 and are seeking to achieve by the end of 2017. We designed this program to help us better execute and achieve our business goals by clearly articulating longer-term financial objectives. Under the Double-Double Program, we are targeting Adjusted EPS of $6.78 by the end of 2017, which is double our 2014 Adjusted EPS of $3.39. We are also targeting ROIC of 10% by the end of 2017 as compared to ROIC of 5.9% in 2014.
Gross Cruise Costs represent the sum of total cruise operating expenses plus marketing, selling and administrative expenses.
Gross Yields represent total revenues per APCD.
Net Cruise Costs and Net Cruise Costs Excluding Fuel represent Gross Cruise Costs excluding commissions, transportation and other expenses and onboard and other expenses and, in the case of Net Cruise Costs Excluding Fuel, fuel expenses (each of which is described above under the Description of Certain Line Items heading). In measuring our ability to control costs in a manner that positively impacts net income, we believe changes in Net Cruise Costs and Net Cruise Costs Excluding Fuel to be the most relevant indicators of our performance. A reconciliation of historical Gross Cruise Costs to Net Cruise Costs and Net Cruise Costs Excluding Fuel is provided below under Results of Operations. We have not provided a quantitative reconciliation of projected Gross Cruise Costs to projected Net Cruise Costs and projected Net Cruise Costs Excluding Fuel due to the significant uncertainty in projecting the costs deducted to arrive at these measures. Accordingly, we do not believe that reconciling information for such projected figures would be meaningful. For the periods prior to the sale of the Pullmantur non-core businesses, Net Cruise Costs excludes the estimated impact of these divested businesses. Net Cruise Costs also excludes the net gain related to the sale of the Pullmantur and CDF brands and related costs and initiative costs related to our Pullmantur right-sizing strategy and other restructuring initiatives, as well as the loss recognized on the sale of Celebrity Century.

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
Net Yields represent Net Revenues per APCD. We utilize Net Revenues and Net Yields to manage our business on a day-to-day basis as we believe that it is the most relevant measure of our pricing performance because it reflects the cruise revenues earned by us net of our most significant variable costs, which are commissions, transportation and other expenses and onboard and other expenses. A reconciliation of historical Gross Yields to Net Yields is provided below under Results of Operations. We have not provided a quantitative reconciliation of projected Gross Yields to projected Net Yields due to the significant uncertainty in projecting the costs deducted to arrive at this measure. Accordingly, we do not believe that reconciling information for such projected figures would be meaningful. For the periods prior to the sale of the Pullmantur non-core businesses, Net Yields excludes the estimated impact of these divested businesses. Net Yields also excludes initiative costs related to the sale of the Pullmantur and CDF brands.
Occupancy, in accordance with cruise vacation industry practice, is calculated by dividing Passenger Cruise Days by APCD. A percentage in excess of 100% indicates that three or more passengers occupied some cabins.
Passenger Cruise Days represent the number of passengers carried for the period multiplied by the number of days of their respective cruises.
We believe Net Yields, Net Cruise Costs and Net Cruise Costs Excluding Fuel are our most relevant non-GAAP financial measures. However, a significant portion of our revenue and expenses are denominated in currencies other than the United States dollar. Because our reporting currency is the United States dollar, the value of these revenues and expenses can be affected by changes in currency exchange rates. Although such changes in local currency prices are just one of many elements impacting our revenues and expenses, they can be an important element. For this reason, we also monitor Net Yields, Net Cruise Costs and Net Cruise Costs Excluding Fuel as if the current periods' currency exchange rates had remained constant with the comparable prior periods' rates, or on a "Constant Currency" basis.
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

Executive Overview
The year 2016 marked the penultimate year of our Double-Double program ("Double-Double"), which we implemented in 2014 to challenge our employees towards a true step change in performance. As part of this effort, we set two multi-year financial targets, including doubling our 2014 Adjusted Earnings Per Share (“Adjusted EPS”) and achieving double-digit Return on Invested Capital (“ROIC”) by the end of 2017. By communicating these goals to our employees, we have been able to better align and influence internal decision making and energize and focus our personnel towards reaching these targets. Our long-term commitment to grow revenue yields, manage costs and maintain steady capacity growth continues to guide us towards Double-Double. While our Double-Double goals are demanding, they are consistent with and reflect the trajectory of our business over the last several years in which we have experienced annual Adjusted EPS growth of approximately 39%, 42% and 26% and annual ROIC growth of approximately 16%, 29% and 17% in each of  2014, 2015 and 2016, respectively.

Our 2016 net income was $1.3 billion, or $5.93 per diluted share, compared to $665.8 million, or $3.02 per diluted share, in 2015. Adjusted Net Income for 2016 was $1.3 billion, or $6.08 per diluted share, compared to $1.1 billion, or $4.83 per diluted share, in 2015. Adjusted EPS for 2016 represents the third straight year we achieved a record amount, growing over 25% on 2015.

Additionally, Net Yields on a Constant-Currency basis increased for the seventh consecutive year. For the year ended December 31, 2016, our Net Yields on a Constant-Currency basis increased by 3.9%, primarily driven by increases in both ticket and onboard yields and by a benefit from the deconsolidation of the Pullmantur brand from the rest of the company in August. The success of North American based sailings such as the Caribbean, Alaska, and Bermuda were largely responsible for our organic revenue growth. Higher yields were also generated by the introductions of two new ships in 2016 - Ovation of the Seas in April and Harmony of the Seas in May. Partly offsetting these successes was softer than anticipated demand from the China market and the continued geopolitical turmoil in Europe, resulting in a shift of sourcing from North American guests to European guests, particularly for Mediterranean sailings.

Net onboard revenue yield in 2016 grew by 7.8% year-over-year on a Constant Currency basis, despite the increasing value of the dollar relative to our basket of foreign currencies which created an unfavorable impact on our earnings and limited the spending power of our foreign guests. Growth came from a variety of areas, most notably from beverage package sales and our high speed onboard internet products. We expect to continue this upward onboard yield growth trend in 2017 and expect them to grow by slightly more than the average net revenue yield growth for the year.
We remain dedicated to finding efficiencies, identifying synergies and reducing costs, while at the same time, focusing on strategic investments in areas that will boost revenue. In 2016, our Net Cruise Costs excluding fuel increased by 0.9% on a Constant Currency basis compared to 2015. Going into 2017, we expect Net Cruise Costs excluding fuel on a Constant Currency basis to be flat as we remain intensely focused on cost controls, and further realize economies of scale.
The Company remains focused on improving returns for our shareholders. In 2016, we bought back $300 million shares of common stock completing our $500 million share repurchase program that was announced in October 2015. Additionally, in September 2016, we announced a 28% increase to our common stock dividend.
For the year 2017, our capacity in the Caribbean will increase year-over-year as Harmony of the Seas and Celebrity Equinox will remain in the Caribbean year-round rather than spending the summer in Europe. While Harmony of the Seas will be replaced by Freedom of the Seas in Europe, we will not be replacing Celebrity Equinox in the Eastern Mediterranean. The combination of these deployment changes result in a reduction in capacity in Europe. Our capacity in the Asia Pacific region is expected to grow 5% year-over-year primarily due to the first full year of deployment for Ovation of the Seas. Industry-wide capacity in the region is expected to grow 17%, slowing from the 34% growth increase the region experienced in 2016.

In May 2016, we announced the order of our fifth Oasis-class ship for delivery in the spring of 2021, and two additional Edge-class ships scheduled for delivery in the fall of each of 2021 and 2022. In addition to investing in new hardware, we opportunistically evaluate selling or transferring older ships to further optimize our fleet. Since 2014, we have sold or are about to sell four ships that are expected to improve our ROIC - the sale of Celebrity Century to a subsidiary of Skysea Holdings, the sale of Ocean Dream to an unrelated third party, the sale of Splendour of the Seas to TUI Cruises, and most recently, the pending sale of Legend of the Seas to Thomson Cruises.

Results of Operations
In addition to the items discussed above under "Executive Overview," significant items for 2016 include:

•
Both our net income and Adjusted Net Income for the year ended December 31, 2016 was $1.3 billion, or $5.93 and $6.08 per share on a diluted basis, respectively, as compared to net income and Adjusted Net Income of $665.8 million and $1.1 billion, or $3.02 and $4.83 per share on a diluted basis, respectively, for the year ended December 31, 2015.

•
The effect of changes in foreign currency exchange rates related to our passenger ticket and onboard and other revenue transactions and cruise operating expenses denominated in currencies other than the United States dollar resulted in a decrease to total revenues of $187.9 million for the year ended December 31, 2016 compared to the same period in 2015 and a decrease to cruise operating expenses of $40.9 million for the year ended December 31, 2016 compared to the same period in 2015.

•
Total revenues, excluding the unfavorable effect of changes in foreign currency exchange rates, increased by $385.2 million for the year ended December 31, 2016 compared to the same period in 2015 primarily due to an increase in overall capacity and ticket prices, which are further discussed below.

•
Total Cruise operating expenses, excluding the favorable effect of changes in foreign currency exchange rates, decreased by $41.9 million for the year ended December 31, 2016 compared to the same period in 2015, primarily due to a decrease in fuel expense, excluding the impact of the increase in capacity, which is further discussed below.

•
Effective January 1, 2016, we eliminated Pullmantur Holdings', the parent company of the Pullmantur and CDF brands, two-month reporting lag to be consistent with the fiscal calendar of the Company. As a result of this change, the results of Pullmantur Holdings for November and December 2015 are included in our statement of comprehensive income (loss) for the year ended December 31, 2016. The effect of this change was a decrease to net income of $21.7 million and this amount is reported within Other income in our consolidated statements of comprehensive income (loss) for the year ended December 31, 2016. Refer to Note 1. General to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information on the elimination of the Pullmantur reporting lag.

•
In July 2016, we sold 51% of our interest in Pullmantur Holdings. We retain a 49% interest in Pullmantur Holdings as well as full ownership of the four vessels currently operated by the Pullmantur brand under bareboat charter arrangements. As a result of the sale of a majority interest in Pullmantur Holdings, we recognized an immaterial gain and no longer consolidate these businesses in our consolidated financial statements effective August 2016. Refer to Note 1. General to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information.

Other items for 2016 include:

•
In April 2016, we took delivery of Ovation of the Seas. To finance the purchase, we borrowed $841.8 million under a previously committed 12-year unsecured term loan, which is 95% guaranteed by Hermes. Refer to Note 7. Long-Term Debt to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information.

•
In May 2016, we took delivery of Harmony of the Seas. To finance the purchase, we borrowed €700.7 million, or $739.2 million based on the exchange rate at December 31, 2016, and $226.1 million under previously committed unsecured term loans. Both of the facilities are 100% guaranteed by COFACE. Refer to Note 7. Long-Term Debt to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information.

•	In May 2016, TUI Cruises, our 50% joint venture, took delivery of Mein Schiff 5.

•
In June 2016, we entered into an agreement to sell Legend of the Seas to Thomson Cruises. The sale is scheduled to be completed in March 2017 in order to retain the future revenues to be generated for sailings through that date. We expect to recognize a gain on the sale, which we do not expect will have a material effect to our annual consolidated financial statements.

•
During 2016, we entered into agreements with STX France to build a fifth Oasis-class ship for Royal Caribbean International and a third and fourth "Project Edge" ship for Celebrity Cruises. Additionally in 2016, we signed a memorandum of understanding with Meyer Turku to build two ships of a new generation of ships for Royal Caribbean International, known as "Project Icon." Refer to Note 15. Commitments and Contingencies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information.

We reported net income, Adjusted Net Income, earnings per share and Adjusted Earnings per Share as shown in the following table (in thousands, except per share data):

	Year Ended December 31,
	2016	2015	2014
Net income	$1,283,388	$665,783	$764,146
Adjusted Net Income	1,314,689	1,065,066	755,729
Net Adjustments to Net Income - Increase (Decrease)	$31,301	$399,283	$(8,417)
Adjustments to Net Income:
Impairment of Pullmantur related assets (1)	$—	$399,283	$—
Net loss related to the elimination of the Pullmantur reporting lag	21,656	—	—
Net gain related to the sale of the Pullmantur and CDF Croisières de France brands	(3,834)	—	—
Restructuring charges	8,452	—	4,318
Other initiative costs	5,027	—	21,211
Estimated impact of divested businesses prior to sales transaction	—	—	11,013
Loss on sale of ship included within other operating expenses	—	—	17,401
Impact of voyage proration change (2)	—	—	(28,877)
Reversal of a deferred tax valuation allowance	—	—	(33,483)
Net Adjustments to Net Income - Increase (Decrease)	$31,301	$399,283	$(8,417)

Basic:
Earnings per Share	$5.96	$3.03	$3.45
Adjusted Earnings per Share	$6.10	$4.85	$3.41

Diluted:
Earnings per Share	$5.93	$3.02	$3.43
Adjusted Earnings per Share	$6.08	$4.83	$3.39

Weighted-Average Shares Outstanding:
Basic	215,393	219,537	221,658
Diluted	216,316	220,689	223,044

(1) Includes a net deferred income tax benefit of $12.0 million related to the Pullmantur impairment.

(2) Represents the net income amount that would have been recognized in 2013 had we recognized revenues and cruise operating expenses on a pro-rata basis for all voyages.

The following table presents operating results as a percentage of total revenues for the last three years:

	Year Ended December 31,
	2016	2015	2014
Passenger ticket revenues	72.4%	73.0%	73.0%
Onboard and other revenues	27.6%	27.0%	27.0%
Total revenues	100.0%	100.0%	100.0%
Cruise operating expenses:
Commissions, transportation and other	15.9%	16.9%	17.0%
Onboard and other	5.8%	6.7%	7.2%
Payroll and related	10.4%	10.4%	10.5%
Food	5.7%	5.8%	5.9%
Fuel	8.4%	9.6%	11.7%
Other operating	12.8%	12.1%	13.3%
Total cruise operating expenses	59.0%	61.4%	65.7%
Marketing, selling and administrative expenses	13.0%	13.1%	13.0%
Depreciation and amortization expenses	10.5%	10.0%	9.6%
Impairment of Pullmantur related assets	—%	5.0%	—%
Restructuring and related impairment charges	0.1%	—%	0.1%
Operating income	17.4%	10.5%	11.7%
Other expense	(2.3)%	(2.5)%	(2.2)%
Net income	15.1%	8.0%	9.5%
Selected statistical information is shown in the following table:

	Year Ended December 31,
	2016 (1)	2015	2014
Passengers Carried	5,754,747	5,401,899	5,149,952
Passenger Cruise Days	40,250,557	38,523,060	36,710,966
APCD	37,844,644	36,646,639	34,773,915
Occupancy	106.4%	105.1%	105.6%

(1) Does not include November and December 2015 amounts related to the elimination of the Pullmantur reporting lag since the impact is included within Other (expense) income in our consolidated statements of comprehensive income (loss) for the year ended December 31, 2016. Additionally, effective August 2016, we no longer include Pullmantur Holdings in these amounts.

Gross Yields and Net Yields were calculated as follows (in thousands, except APCD and Yields):

	Year Ended December 31,
	2016	2016 On a Constant Currency basis	2015	2014
Passenger ticket revenues	$6,149,323	$6,320,827	$6,058,821	$5,893,847
Onboard and other revenues	2,347,078	2,363,497	2,240,253	2,180,008
Total revenues	8,496,401	8,684,324	8,299,074	8,073,855
Less:
Commissions, transportation and other	1,349,677	1,382,295	1,400,778	1,372,785
Onboard and other	493,558	495,101	553,104	582,750
Net revenues including other initiative costs and divested businesses	6,653,166	6,806,928	6,345,192	6,118,320
Less:
Other initiative costs included within Net Revenues	(2,230)	(2,129)	—	—
Net revenues related to divested businesses prior to sales transaction	—	—		35,656
Net Revenues	$6,655,396	$6,809,057	$6,345,192	$6,082,664

APCD	37,844,644	37,844,644	36,646,639	34,773,915
Gross Yields	$224.51	$229.47	$226.46	$232.18
Net Yields	$175.86	$179.92	$173.15	$174.92

Gross Cruise Costs, Net Cruise Costs and Net Cruise Costs Excluding Fuel were calculated as follows (in thousands, except APCD and costs per APCD):

	Year Ended December 31,
	2016	2016 On a Constant Currency basis	2015	2014
Total cruise operating expenses	$5,015,539	$5,056,533	$5,099,393	$5,306,281
Marketing, selling and administrative expenses	1,100,290	1,114,855	1,086,504	1,048,952
Gross Cruise Costs	6,115,829	6,171,388	6,185,897	6,355,233
Less:
Commissions, transportation and other	1,349,677	1,382,295	1,400,778	1,372,785
Onboard and other	493,558	495,101	553,104	582,750
Net Cruise Costs including divested businesses and other initiative costs	4,272,594	4,293,992	4,232,015	4,399,698
Less:
Net gain related to the sale of Pullmantur and CDF Croisières de France brands included within other operating expenses	(3,834)	(3,834)	—	—
Net Cruise Costs related to divested businesses prior to sales transaction	—	—	—	47,854
Other initiative costs included within cruise operating expenses and marketing, selling and administrative expenses	2,433	2,525	—	18,972
Loss on sale of ship included within other operating expenses	—	—	—	17,401
Net Cruise Costs	4,273,995	4,295,301	4,232,015	4,315,471
Less:
Fuel (1)	713,252	714,257	795,801	947,391
Net Cruise Costs Excluding Fuel	$3,560,743	$3,581,044	$3,436,214	$3,368,080

APCD	37,844,644	37,844,644	36,646,639	34,773,915
Gross Cruise Costs per APCD	$161.60	$163.07	$168.80	$182.76
Net Cruise Costs per APCD	$112.94	$113.50	$115.48	$124.10
Net Cruise Cost Excluding Fuel per APCD	$94.09	$94.62	$93.77	$96.86
(1) For the year ended December 31, 2016, amount does not include fuel expense of $0.4 million included within other initiative costs associated with the redeployment of Pullmantur’s Empress to the Royal Caribbean International brand.
Outlook
The company does not make predictions about fuel pricing, interest rates or currency exchange rates but does provide guidance about its future business activities. On January 26, 2017, we announced the following initial full year and first quarter 2017 guidance based on the then current fuel pricing, interest rates and currency exchange rates:

Full Year 2017

	As Reported	Constant Currency
Net Yields	3.3% to 5.3%	4.0% to 6.0%
Net Cruise Costs per APCD	Better than flat	Flat
Net Cruise Costs per APCD, excluding Fuel	Flat to (1%)	Flat
Capacity Increase	(1.7%)
Depreciation and Amortization	$935 to $945 million
Interest Expense, net	$280 to $290 million
Fuel Consumption (metric tons)	1,332,000
Fuel Expenses	$704 million
Percent Hedged (fwd consumption)	60%
Impact of 10% change in fuel prices	$30 million
1% Change in Currency	$17 million
1% Change in Net Yield	$68 million
1% Change in NCC x Fuel	$35 million
1% Change in LIBOR	$43 million
Adjusted Earnings per Share — Diluted	$6.90 to $7.10
First Quarter 2017

	As Reported	Constant Currency
Net Yields	Approx. 5.0%	4.5% to 5.0%
Net Cruise Costs per APCD	Approx. (4.0%)	(3.5%) to (4.0%)
Net Cruise Costs per APCD, excluding Fuel	Approx. (5.0%)	Approx. (4.5%)
Capacity Increase	1.0%
Depreciation and Amortization	$230 million to $240 million
Interest Expense, net	$70 to $80 million
Fuel Consumption (metric tons)	336,000
Fuel Expenses	$178 million
Percent Hedged (fwd consumption)	59%
Impact of 10% change in fuel prices	$7 million
1% Change in Currency	$3 million
1% Change in Net Yield	$16 million
1% Change in NCC x Fuel	$9 million
1% Change in LIBOR	$9 million
Adjusted Earnings per Share — Diluted	Approx. $0.90

Since our earnings release on January 26, 2017, bookings have remained encouraging and consistent with our previous expectations. Accordingly, our forecast has remained essentially unchanged.

Volatility in foreign currency exchange rates affects the United States dollar value of our earnings. Based on our highest net exposure for each quarter and the full year 2017, the top five foreign currencies are ranked below. For example, the Australian Dollar is the most impactful currency in the first and fourth quarters of 2017. Rankings are based on estimated net exposures.

Ranking	Q1	Q2	Q3	Q4	FY 2017
1	AUD	GBP	GBP	AUD	GBP
2	CAD	CNH	CNH	GBP	AUD
3	GBP	AUD	EUR	CAD	CNH
4	CNH	CAD	CAD	CNH	CAD
5	EUR	MXN	MXN	EUR	EUR

The currency abbreviations above are defined as follows:

Currency Abbreviation	Currency
AUD	Australian Dollar
CAD	Canadian Dollar
CNH	Chinese Yuan
EUR	Euro
GBP	British Pound
MXN	Mexican Peso

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

In this section, references to 2016 refer to the year ended December 31, 2016 and references to 2015 refer to the year ended December 31, 2015.

Revenues

Total revenues for 2016 increased $197.3 million, or 2.4%, to $8.5 billion from $8.3 billion in 2015.

Passenger ticket revenues comprised 72.4% of our 2016 total revenues. Passenger ticket revenues increased by $90.5 million, or 1.5%. The increase was primarily due to:

•	a 3.3% increase in capacity, which increased passenger ticket revenues by $198.1 million, net of the capacity decrease resulting from the sale of our majority interest in Pullmantur Holdings; and

•
an increase of $63.9 million in ticket prices primarily driven by our newest ships as well as higher pricing on Alaska and Caribbean sailings. The increase in ticket prices was partially offset by lower pricing on Mediterranean and Asia sailings.

The increase in passenger ticket revenues was partially offset by the unfavorable effect of changes in foreign currency exchange rates related to our revenue transactions denominated in currencies other than the United States dollar of approximately $171.5 million.

The remaining 27.6% of 2016 total revenues was comprised of Onboard and other revenues, which increased $106.8 million, or 4.8%. The increase in Onboard and other revenues was primarily due to:

•	a $70.5 million increase attributable to the 3.3% increase in capacity noted above; and

•
an $89.9 million increase in onboard revenue attributable to higher spending on a per passenger basis primarily due to our ship upgrade programs and other revenue enhancing initiatives, including various beverage and gaming initiatives, the promotion of specialty restaurants and the increased revenue associated with internet and other telecommunication services partially offset by a decrease in port activities revenue mainly due to itinerary changes.

The increase was partially offset by:

•
an approximate $16.4 million unfavorable effect of changes in foreign currency exchange rates related to our onboard and other revenue transactions denominated in currencies other than the United States dollar; and

•
a $37.2 million decrease in other revenues primarily related to our travel agency business that was sold in 2015 partially offset by an increase in revenue received for our bareboat charter and ship management services associated with our unconsolidated affiliates. The decrease in revenues from our travel agency business sold is mostly offset by the related decrease in travel agency expenses discussed below.

Onboard and other revenues included concession revenues of $316.9 million in 2016 and $327.1 million in 2015.

Cruise Operating Expenses

Total cruise operating expenses for 2016 decreased $83.9 million, or 1.6%, to $5.0 billion in 2016 from $5.1 billion in 2015. The decrease was primarily due to:

•
a $114.4 million decrease in fuel expense, excluding the impact of the increase in capacity. Our cost of fuel (net of the financial impact of fuel swap agreements) for 2016 decreased 10.3% per metric ton compared to 2015;

•	an approximate $40.9 million favorable effect of changes in foreign currency exchange rates related to our cruise operating expenses denominated in currencies other than the United States dollar;

•	a $41.2 million decrease in other expenses primarily related to our travel agency business that was sold in 2015, which mostly offsets the related decrease in travel agency revenues discussed above;

•	a $25.0 million decrease in air expense primarily due to the decrease in air transportation sales and lower costs; and

•	a $20.2 million decrease in shore excursion expense attributable to lower contractual costs incurred and the decrease in port activities revenue discussed above.

The decrease was partially offset by a $164.7 million increase attributable to the 3.3% increase in capacity noted above.

Marketing, Selling and Administrative Expenses

Marketing, selling and administrative expenses for 2016 remained consistent compared to 2015.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for 2016 increased $67.9 million, or 8.2%, to $894.9 million from $827.0 million in 2015. The increase was primarily due to the addition of Harmony of the Seas and Ovation of the Seas in the second quarter of 2016 into our fleet and the addition of Anthem of the Seas in the second quarter of 2015 and, to a lesser extent, new shipboard additions associated with our ship upgrade projects. The increase was partially offset by the sale of Splendour of the Seas in April 2016.

Impairment of Pullmantur Related Assets

During 2015, we recognized an impairment charge of $411.3 million to write down Pullmantur's goodwill to its implied fair value and to write down trademarks and trade names and certain long-lived assets, consisting of three aircraft owned and operated by Pullmantur Air and two ships owned and operated by Pullmantur, to their fair value.

Restructuring Charges

We incurred restructuring charges of approximately $8.5 million in 2016. Refer to Note 16. Restructuring Charges to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information on our restructuring initiatives.

Other Income (Expense)

Interest expense, net of interest capitalized, increased $29.6 million, or 10.7%, to $307.4 million in 2016 from $277.7 million in 2015. The increase was due to a higher average debt level attributable to the financing of Ovation of the Seas and Harmony of the Seas, partially offset by lower pricing on debt refinanced in 2015.

Equity investment income increased $47.3 million, or 58.4%, to $128.4 million in 2016 from $81.0 million in 2015 mainly due to the increase in income from TUI Cruises, one of our equity method investments.

Other expense in 2016 was $35.7 million compared to $24.4 million in 2015. The increase in expense of $11.2 million was primarily due to a net loss of $21.7 million related to the elimination of the Pullmantur reporting lag in 2016. The increase in other expense was partially offset by a decrease of $9.6 million in foreign exchange losses from the remeasurement of monetary assets and liabilities denominated in foreign currency.

Net Yields

Net Yields increased 1.6% in 2016 compared to 2015 primarily due to the increase in passenger ticket and onboard and other revenues discussed above. Net Yields increased 3.9% in 2016 compared to 2015 on a Constant Currency basis.

Net Cruise Costs

Net Cruise Costs increased 1.0% in 2016 compared to 2015 primarily due to the increase in capacity, partially offset by the decrease in fuel, which are further discussed above. Net Cruise Costs per APCD decreased 2.2% in 2016 compared to 2015 primarily due to the decrease in fuel. Net Cruise Costs per APCD on a Constant Currency basis decreased 1.7% in 2016 compared to 2015.

Net Cruise Costs Excluding Fuel

Net Cruise Costs Excluding Fuel per APCD remained consistent in 2016 compared to 2015 and increased 0.9% in 2016 compared to 2015 on a Constant Currency basis.

Other Comprehensive Income

Other comprehensive income in 2016 was $411.9 million compared to a loss of $431.4 million in 2015. The change of $843.4 million was primarily due to the Gain on cash flow derivative hedges in 2016 of $411.2 million compared to the Loss on cash flow derivative hedges of $406.0 million in 2015. The gain in 2016 resulted mostly from the reclassification of losses to earnings during 2016 from fuel cash flow hedges. In addition, there was an increase in the fair value of our fuel swaps in 2016 as a result of higher forward fuel prices. The loss in 2015 was primarily due to the decrease in the fair value of our fuel swaps and of our foreign currency forward contracts as a result of decreases in fuel prices and forward currency rates, somewhat offset by the reclassification of losses to earnings during 2015 from fuel cash flow hedges.

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

Passenger ticket revenues comprised 73.0% of our 2015 total revenues. Passenger ticket revenues increased by $165.0 million, or 2.8%, to $6.1 billion in 2015 from $5.9 billion in 2014. The increase was primarily due to:

•
a 5.4% increase in capacity, which increased Passenger ticket revenues by $317.4 million, net of the unfavorable impact of the change in our voyage proration. The increase in capacity was primarily due to the addition of Anthem of the Seas and Quantum of the Seas, which entered service in April 2015 and October 2014, respectively; and

•	an increase of $181.1 million in ticket prices driven by higher pricing on Anthem of the Seas and Quantum of the Seas as well as higher pricing on Europe, Alaska and Caribbean sailings.

The increase in passenger ticket revenues was partially offset by the unfavorable effect of changes in foreign currency exchange rates related to our revenue transactions denominated in currencies other than the United States dollar of approximately $333.6 million.

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

The increase was partially offset by:

•
an approximate $50.8 million unfavorable effect of changes in foreign currency exchange rates related to our onboard and other revenue transactions denominated in currencies other than the United States dollar; and

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

Restructuring Charges

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

Equity investment income increased $29.4 million, or 56.9%, to $81.0 million in 2015 from $51.6 million in 2014 mainly due to the increase in income from TUI Cruises, one of our equity method investments.

Other expense in 2015 was $24.4 million compared to Other income of $18.6 million in 2014. The increase in expense of $43.0 million was primarily due to a $33.5 million tax benefit related to the reversal of a deferred tax asset valuation allowance resulting from Spanish tax reform in 2014, which did not recur in 2015 and $20.9 million in foreign exchange losses from the remeasurement of monetary assets and liabilities denominated in foreign currency in 2015 compared to $0.9 million in gains in 2014. The increase in other expense was partially offset by a net deferred tax benefit of $12.0 million resulting from the impairment of the Pullmantur related assets in 2015, which did not occur in 2014.

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

Net Cruise Costs

Net Cruise Costs decreased 1.9% in 2015 compared to 2014 primarily due to the decrease in fuel and the favorable effect of changes in foreign currency exchange rates related to our cruise operating expenses denominated in currencies other than the United States dollar, partially offset by an increase in capacity. Net Cruise Costs per APCD decreased 6.9% in 2015 compared to 2014. Net Cruise Costs per APCD on a Constant Currency basis decreased 4.7% in 2015 compared to 2014.

Net Cruise Costs Excluding Fuel

Net Cruise Costs Excluding Fuel per APCD decreased 3.2% in 2015 compared to 2014 and remained consistent in 2015 compared to 2014 on a Constant Currency basis.

Other Comprehensive Loss

Other comprehensive loss decreased by $471.2 million in 2015 compared to 2014 due to a $463.3 million decrease in losses on cash flow derivative hedges resulting mostly from the reclassification of losses to earnings during 2015 from fuel cash flow hedges.

Future Application of Accounting Standards
Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information on Recent Accounting Pronouncements.
Liquidity and Capital Resources
Sources and Uses of Cash
Cash flow generated from operations provides us with a significant source of liquidity. Net cash provided by operating activities increased $570.3 million to $2.5 billion for 2016 compared to $1.9 billion for 2015. The increase in cash provided by operating activities was primarily attributable to an increase in proceeds from customer deposits, an increase in cash receipts from onboard spending and a decrease in fuel costs in 2016 compared to 2015. Additionally, dividends received from unconsolidated affiliates increased by $42.6 million.
Net cash provided by operating activities increased $202.6 million to $1.9 billion for 2015 compared to $1.7 billion for 2014. The increase in cash provided by operating activities was primarily attributable to an increase in proceeds from customer deposits, an increase in cash receipts from onboard spending and a decrease in fuel costs and interest paid in 2015 compared to the same period in 2014.
Net cash used in investing activities increased $981.9 million to $2.7 billion in 2016 compared to $1.7 billion in 2015. The increase was primarily attributable to an increase in capital expenditures of $881.0 million in 2016 compared to the same period in 2015 primarily due to the deliveries of Ovation of the Seas and Harmony of the Seas in 2016. Additionally, cash repayments received on loans to our unconsolidated affiliates decreased $86.0 million in 2016 compared to the same period in 2015 mainly due to TUI Cruises repaying in 2015 the outstanding balance of the debt facility we originally provided to them in 2011.
Net cash used in investing activities decreased $27.4 million in 2015 compared to 2014. During 2015, our use of cash was primarily related to capital expenditures of $1.6 billion, down from $1.8 billion in 2014. The decrease in capital expenditures during 2015 was primarily attributable to the purchase of Brilliance of the Seas in 2014. The decrease in cash used in investing activities was also due to a decrease in investments in and loans to unconsolidated affiliates of $132.4 million in 2015 compared to 2014 and an increase in cash repayments received on loans to unconsolidated affiliates of $48.1 million in 2015 compared to 2014. The decrease was partially offset by $220.0 million of proceeds received from the sale of Celebrity Century in 2014 that did not recur in 2015. Additionally, there was an increase in cash paid on the settlement of derivative financial instruments of $110.5 million.
Net cash provided by financing activities was $243.8 million for 2016 compared to Net cash used in financing activities of $253.5 million in 2015. The increase was primarily attributable to an increase in debt proceeds of $2.9 billion during 2016 compared to 2015, partially offset by an increase in repayment of debt of $2.2 billion, an increase in stock repurchases of $100.0 million and an increase in dividends paid of $66.3 million during 2016 compared to 2015. The increase in debt proceeds was primarily due to the $841.8 million unsecured term loan borrowed in April 2016 to finance Ovation of the Seas, the €700.7 million and $226.1 million unsecured term loans borrowed in May 2016 to finance Harmony of the Seas, the $200.0 million unsecured term loan borrowed in April 2016 and higher drawings on our revolving credit facilities during 2016 compared to the $742.1 million unsecured term loan borrowed in April 2015 to finance Anthem of the Seas. The increase in repayment of debt was primarily due to higher payments on our revolving credit facilities.
Net cash used in financing activities was $253.5 million for 2015 compared to Net cash provided by financing activities of $17.5 million in 2014. This change was primarily due to an increase of $394.3 million in repayment of debt, an increase of dividends paid of $81.3 million and a decrease in the proceeds from the exercise of common stock options of $59.6 million. The increase in cash used in financing activities was partially offset by a $245.5 million increase in debt proceeds and a $36.1 million decrease in the repurchase of treasury stock. The increase in repayment of debt was due to higher payments of $1.1 billion on our revolving credit facilities and a payment at maturity of $279.0 million on our 11.875% unsecured senior notes during 2015 compared to the payment at maturity of our €745.0 million 5.625% unsecured senior notes during 2014. The increase in debt proceeds was primarily due to the $742.1 million unsecured term loan borrowed to finance the purchase of Anthem of the Seas and higher drawings of $706.0 million on our revolving credit facilities in 2015 compared to proceeds received on an unsecured term loan of $791.1 million due to the delivery of Quantum of the Seas and proceeds received on our $380.0 million unsecured term loan facility during 2014.
Future Capital Commitments
Our future capital commitments consist primarily of new ship orders. As of December 31, 2016, we have two Quantum-class ships and two Oasis-class ships on order for our Royal Caribbean International brand with an aggregate capacity of approximately 19,200 berths. Additionally, we have four "Project Edge" ships on order for our Celebrity Cruises brand with an aggregate capacity of approximately 11,600 berths. For each of these orders, we have committed unsecured financing arrangements in place covering 80% of the cost of the ship, each of which include sovereign financing guarantees.

As of December 31, 2016, the aggregate cost of our ships on order, not including the TUI Cruises' ships on order and the "Project Icon" ships which remain subject to conditions of effectiveness, was approximately $8.4 billion, of which we had deposited $316.1 million as of such date. Approximately 66.7% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at December 31, 2016. (Refer to Note 14. Fair Value Measurements and Derivative Instruments and Note 15. Commitments and Contingencies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data).

As of December 31, 2016, anticipated overall capital expenditures, based on our existing ships on order, are approximately $0.6 billion for 2017, $2.6 billion for 2018, $1.5 billion for 2019 and $2.0 billion for 2020.

Contractual Obligations
As of December 31, 2016, our contractual obligations were as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Operating Activities:
Operating lease obligations(1)	$309,797	$20,749	$33,025	$24,135	$231,888
Interest on long-term debt(2)	1,294,426	281,066	416,711	277,028	319,621
Other(3)	795,247	232,055	292,353	160,520	110,319
Investing Activities:	0
Ship purchase obligations(4)	6,454,147	108,084	2,746,358	3,005,993	593,712
Financing Activities:	0
Long-term debt obligations(5)	9,147,052	1,078,719	3,057,417	2,233,047	2,777,869
Capital lease obligations(6)	40,384	7,016	7,031	8,060	18,277
Other(7)	51,744	18,364	25,286	7,805	289
Total	$18,092,797	$1,746,053	$6,578,181	$5,716,588	$4,051,975
_______________________________________________________________________________

(1)     We are obligated under noncancelable operating leases primarily for offices, warehouses and motor vehicles. Amounts represent contractual obligations with initial terms in excess of one year.
(2)      Long-term debt obligations mature at various dates through fiscal year 2028 and bear interest at fixed and variable rates. Interest on variable-rate debt is calculated based on forecasted debt balances, including the impact of interest rate swap agreements, using the applicable rate at December 31, 2016. Debt denominated in other currencies is calculated based on the applicable exchange rate at December 31, 2016.
(3)      Amounts primarily represent future commitments with remaining terms in excess of one year to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts. Amounts do not include the PortMiami lease further discussed below under Off-Balance Sheet Arrangements.
(4)     Amounts do not include potential obligations which remain subject to cancellation at our sole discretion. In addition, amounts do not include the conditional agreements with Meyer Turku for the two "Project Icon" ships.
(5)     Amounts represent debt obligations with initial terms in excess of one year. Debt denominated in other currencies is calculated based on the applicable exchange rate at December 31, 2016.
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
Off-Balance Sheet Arrangements
We and TUI AG have each guaranteed repayment of 50% of a bank loan provided to TUI Cruises which is due 2022. Notwithstanding this, the lenders have agreed to release each shareholder’s guarantee in 2018. As of December 31, 2016, €116.3 million, or approximately $122.7 million based on the exchange rate at December 31, 2016, remains outstanding. Based on current facts and circumstances, we do not believe potential obligations under this guarantee are probable.

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
As of December 31, 2016, other than the items described above, we are not party to any other off-balance sheet arrangements, including guarantee contracts, retained or contingent interest, certain derivative instruments and variable interest entities, that either have, or are reasonably likely to have, a current or future material effect on our financial position.
Funding Needs and Sources
We have significant contractual obligations of which our debt service obligations and the capital expenditures associated with our ship purchases represent our largest funding needs. As of December 31, 2016, we have approximately $1.7 billion in contractual obligations due through December 31, 2017 of which approximately $1.1 billion relates to long-term debt maturities, $108.1 million relates to progress payments on our ship purchases and $281.1 million relates to interest on long-term debt. We have historically relied on a combination of cash flows provided by operations, drawdowns under our available credit facilities, the incurrence of additional debt and/or the refinancing of our existing debt and the issuance of additional shares of equity securities to fund these obligations.
We had a working capital deficit of $3.7 billion as of December 31, 2016 as compared to a working capital deficit of $3.5 billion as of December 31, 2015. Included within our working capital deficit is $1.3 billion and $899.5 million of current portion of debt, including capital leases, as of December 31, 2016 and December 31, 2015, respectively. The increase in working capital deficit was primarily due to the increase in current liabilities of our long-term debt and customer deposits. Similar to others in our industry, we operate with a substantial working capital deficit. This deficit is mainly attributable to the fact that, under our business model, a vast majority of our passenger ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts remain a current liability until the sailing date. The cash generated from these advance receipts is used interchangeably with cash on hand from other sources, such as our revolving credit facilities and other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future sailing or otherwise, pay down our revolving credit facilities, invest in long term investments or any other use of cash. In addition, we have a relatively low-level of accounts receivable and rapid turnover results in a limited investment in inventories. We generate substantial cash flows from operations and our business model, along with our unsecured revolving credit facilities, has historically allowed us to maintain this working capital deficit and still meet our operating, investing and financing needs. We expect that we will continue to have working capital deficits in the future.
As of December 31, 2016, we had liquidity of $980.6 million, consisting of approximately $132.6 million in cash and cash equivalents and $848.0 million available under our unsecured credit facilities. We anticipate that our cash flows from operations and our current financing arrangements, as described above, will be adequate to meet our capital expenditures and debt repayments over the next 12-month period.

In October 2015, our board of directors authorized a common stock repurchase program for up to $500 million that was completed in August 2016. During 2016, we purchased 4.1 million shares for a total of $300.0 million in open market transactions. These transactions were recorded within Treasury stock in our consolidated balance sheet. Our repurchases under this program, including the 2.1 million shares repurchased for $200.0 million during the fourth quarter of 2015, totaled $500.0 million.

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

Debt Covenants
Certain of our financing agreements contain financial covenants that require us, among other things, to maintain minimum net worth of at least $7.2 billion, a fixed charge coverage ratio of at least 1.25x and limit our net debt-to-capital ratio to no more than 62.5%. The fixed charge coverage ratio is calculated by dividing net cash from operations for the past four quarters by the sum of dividend payments plus scheduled principal debt payments in excess of any new financings for the past four quarters. Our minimum net worth and maximum net debt-to-capital calculations exclude the impact of Accumulated other comprehensive loss on Total shareholders' equity. We are well in excess of all financial covenant requirements as of December 31, 2016. The specific covenants and related definitions can be found in the applicable debt agreements, the majority of which have been previously filed with the Securities and Exchange Commission.
Dividends
In December 2016, we declared a cash dividend on our common stock of $0.48 per share which was paid in the first quarter of 2017. We declared a cash dividend on our common stock of $0.48 per share during the third quarter of 2016 which was paid in the fourth quarter of 2016. During the first and second quarters of 2016, we declared and paid a cash dividend on our common stock of $0.375 per share. During the first quarter of 2016, we also paid a cash dividend on our common stock of $0.375 per share which was declared during the fourth quarter of 2015.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our long-term debt obligations including future interest payments. At December 31, 2016, approximately 40.5% of our long-term debt was effectively fixed as compared to 31.2% as of December 31, 2015. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense.

Market risk associated with our long-term fixed rate debt is the potential increase in fair value resulting from a decrease in interest rates. We use interest rate swap agreements that effectively convert a portion of our fixed-rate debt to a floating-rate basis to manage this risk. At December 31, 2016 and December 31, 2015, we maintained interest rate swap agreements on the following fixed-rate debt instruments:

Debt Instrument	Swap Notional as of December 31, 2016 (In thousands)	Maturity	Debt Fixed Rate	Swap Floating Rate: LIBOR plus	All-in Swap Floating Rate as of December 31, 2016
Oasis of the Seas term loan	$175,000	October 2021	5.41%	3.87%	5.13%
Unsecured senior notes	650,000	November 2022	5.25%	3.63%	4.54%
	$825,000

These interest rate swap agreements are accounted for as fair value hedges.

The estimated fair value of our long-term fixed-rate debt at December 31, 2016 was $1.6 billion, using quoted market prices, where available, or using the present value of expected future cash flows which incorporates risk profile. The fair value of our fixed to floating interest rate swap agreements was estimated to be a liability of $16.2 million as of December 31, 2016, based on the present value of expected future cash flows. A hypothetical one percentage point decrease in interest rates at December 31, 2016 would increase the fair value of our hedged and unhedged long-term fixed-rate debt by approximately $83.4 million and would increase the fair value of our fixed to floating interest rate swap agreements by approximately $39.8 million.

Market risk associated with our long-term floating-rate debt is the potential increase in interest expense from an increase in interest rates. We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage this risk. A hypothetical one percentage point increase in interest rates would increase our forecasted 2017 interest expense by approximately $42.7 million, assuming no change in foreign currency exchange rates.

At December 31, 2016 and December 31, 2015, we maintained interest rate swap agreements on the following floating-rate debt instruments:

Debt Instrument	Swap Notional as of December 31, 2016 (In thousands)	Maturity	Debt Floating Rate		All-in Swap Fixed Rate
Celebrity Reflection term loan	436,333	October 2024	LIBOR plus	0.40%	2.85%
Quantum of the Seas term loan	612,500	October 2026	LIBOR plus	1.30%	3.74%
Anthem of the Seas term loan	634,375	April 2027	LIBOR plus	1.30%	3.86%
Ovation of the Seas term loan	795,417	April 2028	LIBOR plus	1.00%	3.16%
Harmony of the Seas term loan (1)	701,056	May 2028	EURIBOR plus	1.15%	2.26%
	3,179,681

(1) Interest rate swap agreements hedging the Euro-denominated term loan for Harmony of the Seas include EURIBOR zero-floors matching the hedged debt EURIBOR zero-floor. Amount presented is based on the exchange rate as of December 31, 2016.

These interest rate swap agreements are accounted for as cash flow hedges.

The fair value of our floating to fixed interest rate swap agreements was estimated to be a liability of $42.8 million as of December 31, 2016 based on the present value of expected future cash flows. These interest rate swap agreements are accounted for as cash flow hedges.

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

The estimated fair value, as of December 31, 2016, of our Euro-denominated forward contracts associated with our ship construction contracts was a liability of $73.7 million, based on the present value of expected future cash flows. As of December 31, 2016, the aggregate cost of our ships on order, not including the TUI Cruises' ships on order and those subject to conditions to effectiveness, was approximately $8.4 billion, of which we had deposited $316.1 million as of such date. Approximately 66.7% and 58.2% of the aggregate cost of the ships under construction was exposed to fluctuations in the Euro exchange rate at December 31, 2016 and December 31, 2015, respectively. A hypothetical 10% strengthening of the Euro as of December 31, 2016, assuming no changes in comparative interest rates, would result in a $558.0 million increase in the United States dollar cost of the foreign currency denominated ship construction contracts exposed to fluctuations in the Euro exchange rate. The majority of our foreign currency forward contracts, collar options and cross-currency swap agreements are accounted for as cash flow, fair value or net investment hedges depending on the designation of the related hedge.

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

We consider our investments in our foreign operations to be denominated in relatively stable currencies and of a long-term nature. We partially mitigate the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries’ and investments’ functional currencies and designating it as a hedge of these subsidiaries and investments. We had designated debt as a hedge of our net investments in TUI Cruises of approximately €295.0 million, or approximately $311.2 million, through December 31, 2016. As of December 31, 2015, no debt was designated as a hedge of our net investments in Pullmantur and TUI Cruises. We have included approximately $114.0 million and $104.5 million of foreign-currency transaction losses and of changes in the fair value of derivatives in the foreign currency translation adjustment component of Accumulated other comprehensive loss at December 31, 2016 and December 31, 2015, respectively.

Lastly, on a regular basis, we enter into foreign currency forward contracts and, from time to time, we utilize cross-currency swap agreements to minimize the volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than our functional currency or the functional currencies of our foreign subsidiaries. During 2016, we maintained an average of approximately $642.4 million of these foreign currency forward contracts. These instruments are not designated as hedging instruments. In 2016, 2015 and 2014 changes in the fair value of the foreign currency forward contracts were losses of approximately $51.1 million, $55.5 million and $48.6 million, respectively, which offset gains arising from the remeasurement of monetary assets and liabilities denominated in foreign currencies in those same years of $39.8 million, $34.6 million and $49.5 million, respectively. These changes were recognized in earnings within Other income (expense) in our consolidated statements of comprehensive income (loss).

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates primarily to the consumption of fuel on our ships. Fuel cost (net of the financial impact of fuel swap agreements), as a percentage of our total revenues, was approximately 8.4% in 2016, 9.6% in 2015 and 11.7% in 2014. We use fuel swap agreements to mitigate the financial impact of fluctuations in fuel prices.

As of December 31, 2016, we had fuel swap agreements to pay fixed prices for fuel with an aggregate notional amount of approximately $1.0 billion, maturing through 2020. The fuel swap agreements represented 60% of our projected 2017 fuel requirements, 44% of our projected 2018 fuel requirements, 35% of our projected 2019 fuel requirements and 20% of our projected 2020 fuel requirements. These fuel swap agreements are generally accounted for as cash flow hedges. The estimated fair value of these contracts at December 31, 2016 was estimated to be a liability of $227.9 million. We estimate that a hypothetical 10% increase in our weighted-average fuel price from that experienced during the year ended December 31, 2016 would increase our forecasted 2017 fuel cost by approximately $30.0 million, net of the impact of fuel swap agreements.

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
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our Chairman and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016. The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, the independent registered certified public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in its report, which is included herein on page F-2.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.    Other Information
None.

PART III
Items 10, 11, 12, 13 and 14. Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions; and Director Independence and Principal Accountant Fees and Services.
Except for information concerning executive officers (called for by Item 401(b) of Regulation S-K), which is included in Part I of this Annual Report on Form 10-K, the information required by Items 10, 11, 12, 13 and 14 is incorporated herein by reference to the Royal Caribbean Cruises Ltd. Definitive Proxy Statement relating to our 2017 Annual Meeting of Shareholders (the "Proxy Statement") to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year. Please refer to the following sections in the Proxy Statement for more information regarding our corporate governance: "Corporate Governance"; "Proposal 1—Election of Directors"; and "Certain Relationships and Related Person Transactions." Copies of the Proxy Statement will become available when filed through our Investor Relations website at www.rclinvestor.com (please see "Financial Reports" under "Financial Information"); by contacting our Investor Relations department at 1050 Caribbean Way, Miami, Florida 33132—telephone (305) 982-2625; or by visiting the SEC's website at www.sec.gov.
We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, including our executive officers, and our directors. A copy of the Code of Business Conduct and Ethics is posted in the corporate governance section of our website at www.rclinvestor.com and is available in print, without charge, to shareholders upon written request to our Corporate Secretary at Royal Caribbean Cruises, Ltd., 1050 Caribbean Way, Miami, Florida 33132. Any amendments to the code or any waivers from any provisions of the code granted to executive officers or directors will be promptly disclosed to investors by posting on our website at www.rclinvestor.com. None of the websites referenced in this Annual Report on Form 10-K or the information contained therein is incorporated herein by reference.

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
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL CARIBBEAN CRUISES LTD. (Registrant)
By:	/s/ JASON T. LIBERTY
Jason T. Liberty Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

February 23, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2017.

/s/ RICHARD D. FAIN
Richard D. Fain Director, Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ JASON T. LIBERTY
Jason T. Liberty Chief Financial Officer (Principal Financial Officer)

/s/ HENRY L. PUJOL
Henry L. Pujol Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

*
John F. Brock Director

*
William L. Kimsey Director

*
Maritza G. Montiel Director

*
Ann S. Moore Director

*
Eyal M. Ofer Director

*
Thomas J. Pritzker Director

*
William K. Reilly Director

*
Bernt Reitan Director

*
Vagn O. Sørensen Director

*
Donald Thompson Director

*
Arne Alexander Wilhelmsen Director

*By:	/s/ JASON T. LIBERTY
Jason T. Liberty, as Attorney-in-Fact

INDEX TO EXHIBITS
Exhibits 10.15 through 10.43 represent management compensatory plans or arrangements.

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
3.1	Restated Articles of Incorporation of the Company, as amended (composite)	S-3	3.1	3/23/2009
3.2	Amended and Restated By-Laws of the Company	8-K	3.1	9/11/2013
4.1	Indenture dated as of July 15, 1994, by and between the Company, as issuer, and The Bank of New York Trust Company, N.A., successor to NationsBank of Georgia, National Association, as Trustee	20-F	2.4	12/31/1994
4.2	Sixth Supplemental Indenture dated as of October 14, 1997, to the Indenture, dated as of July 15, 1994, by and between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee	20-F	2.11	12/31/1997
4.3	Eighth Supplemental Indenture dated as of March 16, 1998, to the Indenture, dated as of July 15, 1994, by and between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee	20-F	2.13	12/31/1997
4.4	Form of Indenture, dated as of July 31, 2006, by and between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee	S-3	4.1	7/31/2006
4.5	Second Supplemental Indenture dated as of November 7, 2012 between the Company, as issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.1	11/7/2012
10.1	Amended and Restated Registration Rights Agreement dated as of July 30, 1997, by and among the Company, A. Wilhelmsen AS., Cruise Associates, Monument Capital Corporation, Archinav Holdings, Ltd. and Overseas Cruiseship, Inc.	20-F	2.20	12/31/1997
10.2	Amendment to the Amended and Restated Credit Agreement, dated as of June 15, 2015, by and among the Company, The Bank of Nova Scotia, as administrative agent for the lender parties and the lender parties	8-K	10.1	6/19/2015
10.3	Assignment and Amendment to the Credit Agreement, dated as of August 23, 2013, by and among the Company, Nordea Bank Finland plc, New York Branch, as administrative agent for the lender parties and the lender parties	8-K	10.1	8/26/2013
10.4	Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of July 10, 2015, by and among the Company Nordea Bank Finland Plc, New York Branch, as administrative agent for the lender parties and the lender parties	10-Q	10.2	6/30/2015
10.5	Amendment No. 4 to Hull No. S-697 Credit Agreement, dated as of February 2, 2016, by and between the Company, the Lenders from time to time party thereto, the Mandated Lead Arrangers and KfW-IPEX-Bank GmbH, as Hermes Agent and Facility Agent	10-K	10.7	12/31/2015
10.6	Amendment No. 4 to Hull No. S-698 Credit Agreement, dated as of February 3, 2016, by and between the Company, the Lenders from time to time party thereto, the Mandated Lead Arrangers and KfW-IPEX-Bank GmbH, as Hermes Agent and Facility Agent	10-K	10.8	12/31/2015
10.7	Amendment No. 1 to Hull No. S-699 Credit Agreement, dated as of March 31, 2016, by and between the Company, the Lenders from time to time party thereto, the Mandated Lead Arrangers and KfW-IPEX-Bank GmbH, as Hermes Agent and Facility Agent	10-Q	10.1	3/31/2016
10.8	Amendment and Restatement Agreement, dated as of January 15, 2016, in respect of a Facility Agreement dated, as of July 9, 2013, by and between the Company, the Lenders from time to time party thereto, Société Générale, as Facility Agent and Mandated Lead Arranger, BNP Paribas, as Documentation Bank and Mandated Lead Arranger, and HSBC France, as Mandated Lead Arranger	10-K	10.10	12/31/2015
10.9	Novation Agreement, dated as of January 30, 2015, by and between Frosaitomi Finance Ltd. the Company, Citibank International Limited, Citicorp Trustee Company Limited, Citibank N.A., London Branch and the banks and financial institutions as a lender parties thereto	8-K	10.1	2/5/2015

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
10.10	Form of Hull No. B34 Novated Credit Agreement (as amended and restated on February 8, 2017)*
10.11	Hull No. S-700 Credit Agreement, dated as of November 13, 2015, by and among the Company, the Lenders from time to time party thereto and KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent and Initial Mandated Lead Arranger.	8-K	10.1	11/19/2015
10.12	Hull No. S-713 Credit Agreement, dated as of November 13, 2015, by and among the Company, the Lenders from time to time party thereto and KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent and Initial Mandated Lead Arranger.	8-K	10.2	11/19/2015
10.13	Novation Agreement, dated as of June 22, 2016, by and between Saintiami Finance Ltd., Royal Caribbean Cruises Ltd., Citibank Europe Plc, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC France, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch and the banks and financial institutions as lender parties thereto	8-K	10.1	6/28/2016
10.14	Novation Agreement, dated as of June 22, 2016, by and between Azairemia Finance Ltd., Royal Caribbean Cruises Ltd., Citibank Europe Plc, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC France, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch and the banks and financial institutions as lender parties thereto	8-K	10.2	6/28/2016
10.15	Royal Caribbean Cruises Ltd. 2000 Stock Award Plan	8-K	10.1	12/8/2005
10.16	Amendment No. 1 to 2000 Stock Award Plan	8-K	10.1	9/22/2006
10.17	Royal Caribbean Cruises Ltd. 2008 Equity Incentive Plan (as amended)*
10.18	Form of 2008 Equity Incentive Plan Stock Option Award Agreement—Incentive Options	10-Q	10.3	9/30/2008
10.19	Form of 2008 Equity Incentive Plan Stock Option Award Agreement—Nonqualified Options	10-Q	10.4	9/30/2008
10.20	Form of 2008 Equity Incentive Plan Restricted Stock Unit Agreement - Executive Officer Grants	10-K	10.2	12/31/2013
10.22	Form of 2008 Equity Incentive Plan Restricted Stock Unit Agreement—Director Grants	10-K	10.31	12/31/2010
10.23	Form of 2008 Equity Incentive Plan Performance Shares Agreement	10-K	10.27	12/31/2014
10.24	Form of 2008 Equity Incentive Plan Performance-Based Restricted Shares Agreement	10-K	10.26	12/31/2015
10.25	Employment Agreement, dated as of December 31, 2012, by and between the Company and Richard D. Fain	10-K	10.22	12/31/2012
10.26	Employment Agreement, dated as of December 31, 2012, by and between the Company and Adam M. Goldstein	10-K	10.23	12/31/2012
10.27	Employment Agreement, dated as of December 31, 2012, by and between the Company and Harri U. Kulovaara	10-K	10.26	12/31/2012
10.28	Employment Agreement, dated as of May 20, 2013, by and between the Company and Jason T. Liberty	10-Q	10.20	6/30/2013
10.29	Employment Agreement, dated as of July 16, 2015, by and between the Company and Michael W. Bayley	10-Q	10.3	6/30/2015
10.30	Form of First Amendment to Employment Agreement, dated as of February 6, 2015 (entered into between the Company and each of Messrs. Fain, Goldstein, Kulovaara and Liberty)	10-K	10.3	12/31/2014
10.31	Employment Agreement dated as of August 3, 2015, by and between Celebrity Cruises Inc. and Lisa Lutoff-Perlo*

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
10.32	Royal Caribbean Cruises Ltd. Executive Short-Term Bonus Plan	10-Q	10.4	6/30/2015
10.33	Royal Caribbean Cruises Ltd. et. al. Non Qualified 401(k) Plan	8-K	10.2	12/8/2005
10.34	Amendment to Royal Caribbean Cruises Ltd. et. al. Non Qualified 401(k) Plan	10-K	10.29	12/31/2006
10.35	Amendment to Royal Caribbean Cruises Ltd. et. al. Non Qualified 401(k) Plan	10-K	10.28	12/31/2007
10.36	Amendment to Royal Caribbean Cruises Ltd. et. al. Non Qualified 401(k) Plan	10-K	10.36	12/31/2008
10.37	Royal Caribbean Cruises Ltd. Supplemental Executive Retirement Plan	8-K	10.3	12/8/2005
10.38	Amendment to Royal Caribbean Cruises Ltd. Supplemental Executive Retirement Plan	10-K	10.31	12/31/2006
10.39	Amendment to Royal Caribbean Cruises Ltd. Supplemental Executive Retirement Plan	10-K	10.31	12/31/2007
10.40	Amendment to Royal Caribbean Cruises Ltd. Supplemental Executive Retirement Plan	10-Q	10.1	9/30/2008
10.41	Amendment to Royal Caribbean Cruises Ltd. Supplemental Executive Retirement Plan	10-K	10.38	12/31/2008
10.42	Summary of Royal Caribbean Cruises Ltd. Board of Directors Compensation*
10.43	Cruise Policy for Members of the Board of Directors of the Company	10-K	10.35	12/31/2013
12.1	Statement regarding computation of fixed charge coverage ratio*
18.1	Preferability Letter Regarding Change in Accounting Principle*
21.1	List of Subsidiaries*
23.1	Consent of PricewaterhouseCoopers LLP, an independent registered certified public accounting firm*
23.2	Consent of Drinker Biddle & Reath LLP*
24.1	Power of Attorney*
31.1	Certification of Richard D. Fain required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934*
31.2	Certification of Jason T. Liberty required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Richard D. Fain and Jason T. Liberty pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code**

*	Filed herewith

**	Furnished herewith
Interactive Data File

101
—The following financial statements from Royal Caribbean Cruises Ltd.'s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 23, 2017, formatted in XBRL, as follows:

	(i)	the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014;
	(ii)	the Consolidated Balance Sheets at December 31, 2016 and 2015;
	(iii)	the Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014;
	(iv)	the Consolidated Statements of Shareholders' Equity for the years ended December 31, 2016, 2015 and 2014; and
	(v)	the Notes to the Consolidated Financial Statements, tagged in summary and detail.

ROYAL CARIBBEAN CRUISES LTD.

Report of Independent Registered Certified Public Accounting Firm
To the Board of Directors and Shareholders
of Royal Caribbean Cruises Ltd.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income (loss), of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Royal Caribbean Cruises Ltd. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Notes 1 and 2 to the consolidated financial statements, the Company changed the manner in which it accounts for the consolidation of Pullmantur Holdings and the manner in which it classifies debt issuance costs in 2016.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Miami, Florida
February 23, 2017

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except per share data)
Passenger ticket revenues	$6,149,323	$6,058,821	$5,893,847
Onboard and other revenues	2,347,078	2,240,253	2,180,008
Total revenues	8,496,401	8,299,074	8,073,855
Cruise operating expenses:
Commissions, transportation and other	1,349,677	1,400,778	1,372,785
Onboard and other	493,558	553,104	582,750
Payroll and related	882,891	861,775	847,641
Food	485,673	480,009	478,130
Fuel	713,676	795,801	947,391
Other operating	1,090,064	1,007,926	1,077,584
Total cruise operating expenses	5,015,539	5,099,393	5,306,281
Marketing, selling and administrative expenses	1,100,290	1,086,504	1,048,952
Depreciation and amortization expenses	894,915	827,008	772,445
Impairment of Pullmantur related assets	—	411,267	—
Restructuring charges	8,452	—	4,318
	7,019,196	7,424,172	7,131,996
Operating Income	1,477,205	874,902	941,859
Other income (expense):
Interest income	20,856	12,025	10,344
Interest expense, net of interest capitalized	(307,370)	(277,725)	(258,299)
Equity investment income	128,350	81,026	51,640
Other (expense) income(1)	(35,653)	(24,445)	18,602
	(193,817)	(209,119)	(177,713)
Net Income	$1,283,388	$665,783	$764,146
Basic Earnings per Share:
Net income	$5.96	$3.03	$3.45
Diluted Earnings per Share:
Net income	$5.93	$3.02	$3.43
Comprehensive Income (Loss)
Net Income	$1,283,388	$665,783	$764,146
Other comprehensive income (loss):
Foreign currency translation adjustments	2,362	(30,152)	(26,102)
Change in defined benefit plans	(1,636)	4,760	(7,213)
Gain (loss) on cash flow derivative hedges	411,223	(406,047)	(869,350)
Total other comprehensive income (loss)	411,949	(431,439)	(902,665)
Comprehensive Income (Loss)	$1,695,337	$234,344	$(138,519)

(1)
Including a $21.7 million loss related to the 2016 elimination of the Pullmantur reporting lag, a net deferred tax benefit of $12.0 million related to the 2015 Pullmantur impairment and a deferred tax benefit of $33.5 million related to the 2014 reversal of a valuation allowance.

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2016	2015
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$132,603	$121,565
Trade and other receivables, net	291,899	238,972
Inventories	114,087	121,332
Prepaid expenses and other assets	209,716	220,579
Derivative financial instruments	—	134,574
Total current assets	748,305	837,022
Property and equipment, net	20,161,427	18,777,778
Goodwill	288,386	286,764
Other assets	1,112,206	880,479
	$22,310,324	$20,782,043
Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$1,285,735	$899,542
Accounts payable	305,313	302,072
Accrued interest	46,166	38,325
Accrued expenses and other liabilities	692,322	658,601
Derivative financial instruments	146,592	651,866
Customer deposits	1,965,473	1,742,286
Total current liabilities	4,441,601	4,292,692
Long-term debt	8,101,701	7,627,701
Other long-term liabilities	645,610	798,611
Commitments and contingencies (Note 15)
Shareholders' equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 234,613,486 and 233,905,166 shares issued, December 31, 2016 and December 31, 2015, respectively)	2,346	2,339
Paid-in capital	3,328,517	3,297,619
Retained earnings	7,860,341	6,944,862
Accumulated other comprehensive loss	(916,484)	(1,328,433)
Treasury stock (20,019,237 and 15,911,971 common shares at cost, December 31, 2016 and December 31, 2015, respectively)	(1,153,308)	(853,348)
Total shareholders' equity	9,121,412	8,063,039
	$22,310,324	$20,782,043

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Operating Activities
Net income	$1,283,388	$665,783	$764,146
Adjustments:
Depreciation and amortization	894,915	827,008	772,445
Impairment of Pullmantur related assets	—	411,267	—
Net deferred income tax expense (benefit)	2,608	(10,001)	(41,003)
Share-based compensation expense	32,659	36,073	26,116
Equity investment income	(128,350)	(81,026)	(51,640)
Amortization of debt issuance costs	52,795	52,153	54,993
Loss on sale of property and equipment	—	—	17,401
Loss on derivative instruments not designated as hedges	45,670	59,162	48,637
Changes in operating assets and liabilities:
Decrease in trade and other receivables, net	4,759	63,102	100,095
(Increase) decrease in inventories	(1,679)	1,197	26,254
Decrease (increase) in prepaid expenses and other assets	11,519	(2,262)	21,234
Increase (decrease) in accounts payable	29,564	(25,278)	(40,651)
Increase (decrease) in accrued interest	7,841	(10,749)	(53,951)
Increase in accrued expenses and other liabilities	20,718	33,859	62,019
Increase (decrease) in customer deposits	188,632	(92,849)	14,885
Dividends received from unconsolidated affiliates	75,942	33,338	5,814
Other, net	(4,291)	(14,411)	16,965
Net cash provided by operating activities	2,516,690	1,946,366	1,743,759
Investing Activities
Purchases of property and equipment	(2,494,363)	(1,613,340)	(1,811,398)
Cash paid on settlement of derivative financial instruments	(213,202)	(178,597)	(68,098)
Investments in and loans to unconsolidated affiliates	(9,155)	(56,163)	(188,595)
Cash received on loans to unconsolidated affiliates	38,213	124,253	76,167
Proceeds from sale of property and equipment	—	—	220,000
Other, net (1)	(46,385)	(19,128)	1,546
Net cash used in investing activities	(2,724,892)	(1,742,975)	(1,770,378)
Financing Activities
Debt proceeds	7,338,560	4,399,501	4,153,958
Debt issuance costs	(88,241)	(68,020)	(72,974)
Repayments of debt	(6,365,570)	(4,118,553)	(3,724,218)
Purchase of treasury stock	(299,960)	(200,000)	(236,074)
Dividends paid	(346,487)	(280,212)	(198,952)
Proceeds from exercise of common stock options	2,258	11,252	70,879
Cash received on settlement of derivative financial instruments	—	—	22,835
Other, net	3,249	2,520	2,026
Net cash provided by (used in) financing activities	243,809	(253,512)	17,480
Effect of exchange rate changes on cash	(24,569)	(17,555)	(6,307)

The accompanying notes are an integral part of these consolidated financial statements.

Net increase (decrease) in cash and cash equivalents	11,038	(67,676)	(15,446)
Cash and cash equivalents at beginning of year	121,565	189,241	204,687
Cash and cash equivalents at end of year	$132,603	$121,565	$189,241
Supplemental Disclosures
Cash paid during the year for:
Interest, net of amount capitalized	$256,775	$248,611	$276,933

Non-Cash Investing Activities
Notes receivable issued upon sale of property and equipment	$213,042	$—	$—

(1)Amount includes $26.0 million in 2016 related to cash included in the divestiture of Pullmantur Holdings (formerly known as Royal Caribbean Holdings de España S.L. or RCHE).

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
	(in thousands)
Balances at January 1, 2014	$2,308	$3,159,038	$6,054,952	$5,671	$(413,704)	$8,808,265
Issuance under employee related plans	23	94,514	—	—	—	94,537
Common Stock dividends	—	—	(243,550)	—	—	(243,550)
Dividends declared by non-controlling interest(1)	—	—	(300)	—	—	(300)
Changes related to cash flow derivative hedges	—	—	—	(869,350)	—	(869,350)
Change in defined benefit plans	—	—	—	(7,213)	—	(7,213)
Foreign currency translation adjustments	—	—	—	(26,102)	—	(26,102)
Purchase of Treasury Stock					(236,074)	(236,074)
Net income	—	—	764,146	—	—	764,146
Balances at December 31, 2014	2,331	3,253,552	6,575,248	(896,994)	(649,778)	8,284,359
Issuance under employee related plans	8	40,497	—	—	—	40,505
Common Stock dividends	—	—	(296,169)	—	—	(296,169)
Changes related to cash flow derivative hedges	—	—	—	(406,047)	—	(406,047)
Change in defined benefit plans	—	—	—	4,760	—	4,760
Foreign currency translation adjustments	—	—	—	(30,152)	—	(30,152)
Purchases of Treasury Stock	—	3,570	—	—	(203,570)	(200,000)
Net income	—	—	665,783	—	—	665,783
Balances at December 31, 2015	2,339	3,297,619	6,944,862	(1,328,433)	(853,348)	8,063,039
Issuance under employee related plans	7	30,898	—	—	—	30,905
Common Stock dividends	—	—	(367,909)	—	—	(367,909)
Changes related to cash flow derivative hedges	—	—	—	411,223	—	411,223
Change in defined benefit plans	—	—	—	(1,636)	—	(1,636)
Foreign currency translation adjustments	—	—	—	2,362	—	2,362
Purchases of Treasury Stock	—	—	—	—	(299,960)	(299,960)
Net income	—	—	1,283,388	—	—	1,283,388
Balances at December 31, 2016	$2,346	$3,328,517	$7,860,341	$(916,484)	$(1,153,308)	$9,121,412
___________________________________

(1)	Dividends declared by Falmouth Land Company Limited to its non-controlling shareholder.

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1. General
Description of Business
We are a global cruise company. We own and operate three global cruise brands: Royal Caribbean International, Celebrity Cruises and Azamara Club Cruises. We also own a 50% joint venture interest in the German brand TUI Cruises, a 49% interest in the Spanish brand Pullmantur and have a minority interest in the Chinese brand SkySea Cruises. Together, our Global Brands and our Partner Brands operate a combined 49 ships as of December 31, 2016. Our ships operate on a selection of worldwide itineraries that call on approximately 535 destinations on all seven continents.
Effective July 31, 2016, we sold 51% of our interest in Pullmantur Holdings (formerly known as Royal Caribbean Holdings de España S.L. or "RCHE"), the parent company of the Pullmantur brand. We retain a 49% interest in Pullmantur Holdings as well as full ownership of the four vessels currently operated by the Pullmantur brand under bareboat charter arrangements. We account for the bareboat charters of the vessels to Pullmantur Holdings as operating leases. We also provide certain ship management services to Pullmantur Holdings. We recognized an immaterial gain on the sale of our majority interest in Pullmantur Holdings. In addition, we also continue to retain full ownership of the aircraft, which were not impacted by this sale transaction. Effective August 2016, we no longer consolidate Pullmantur Holdings in our consolidated financial statements and our investment in the company is accounted for under the equity method of accounting. Refer to Note 6. Other Assets for further information on our retained interest in Pullmantur Holdings. The sale did not represent a strategic shift that will have a major effect on our operations and financial results, as we continue to provide similar itineraries to and source passengers from the markets served by the Pullmantur business. Therefore, the sale of Pullmantur Holdings did not meet the criteria for discontinued operations reporting.
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
Prior to January 1, 2016, we consolidated the operating results of Pullmantur Holdings on a two-month reporting lag to allow for more timely preparation of our consolidated financial statements. Effective January 1, 2016, we eliminated the two-month reporting lag to reflect Pullmantur Holdings' financial position, results of operations and cash flows concurrently and consistently with the fiscal calendar of the Company ("elimination of the Pullmantur reporting lag"). The elimination of the Pullmantur reporting lag represented a change in accounting principle which we believed to be preferable because it provided more current information to the users of our financial statements. A change in accounting principle requires retrospective application, if material. The impact of the elimination of the reporting lag was immaterial to prior periods and is immaterial for our fiscal year ended December 31, 2016. As a result, we have accounted for this change in accounting principle in our consolidated results for the year ended December 31, 2016. Accordingly, the results of Pullmantur Holdings for November and December 2015 are included in our statement of comprehensive income (loss) for the year ended December 31, 2016. The effect of this change was a decrease to net income of $21.7 million, which has been reported within Other income in our consolidated statements of comprehensive income (loss) for the year ended December 31, 2016.

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
Revenues and expenses include port costs that vary with guest head counts. The amounts of such port costs charged to our guests and included within Passenger ticket revenues on a gross basis were $570.3 million, $561.1 million and $546.6 million for the years 2016, 2015 and 2014, respectively.
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
Depreciation of property and equipment is computed utilizing the following useful lives:

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years
Ships	generally 30
Ship improvements	3-20
Buildings and improvements	10-40
Computer hardware and software	3-10
Transportation equipment and other	3-30
Leasehold improvements	Shorter of remaining lease term or useful life 3-30
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
Media advertising was $240.3 million, $242.8 million and $205.2 million, and brochure, production and direct mail costs were $120.8 million, $127.1 million and $136.7 million for the years 2016, 2015 and 2014, respectively.
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
Foreign Currency Translations and Transactions
We translate assets and liabilities of our foreign subsidiaries whose functional currency is the local currency, at exchange rates in effect at the balance sheet date. We translate revenues and expenses at weighted-average exchange rates for the period. Equity is translated at historical rates and the resulting foreign currency translation adjustments are included as a component of Accumulated other comprehensive loss, which is reflected as a separate component of Shareholders' equity. Exchange gains or losses arising from the remeasurement of monetary assets and liabilities denominated in a currency other than the functional currency of the entity involved are immediately included in our earnings, except for certain liabilities that have been designated to act as a hedge of a net investment in a foreign operation or investment. Exchange gains were $39.8 million, $34.6 million and $49.5 million for the years 2016, 2015 and 2014, respectively, and were recorded within Other income (expense). The majority of our transactions are settled in United States dollars. Gains or losses resulting from transactions denominated in other currencies are recognized in income at each balance sheet date.
Concentrations of Credit Risk
We monitor our credit risk associated with financial and other institutions with which we conduct significant business and, to minimize these risks, we select counterparties with credit risks acceptable to us and we seek to limit our exposure to an individual counterparty. Credit risk, including but not limited to counterparty nonperformance under derivative instruments, our credit facilities and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions, insurance companies and export credit agencies many of which we have long-term relationships with and which have credit risks acceptable to us or where the credit risk is spread out among a large number of counterparties. As of December 31, 2016, we did not have any exposure under our derivative instruments. As of December 31, 2015, we had counterparty credit risk exposure under our derivative instruments of approximately $4.8 million, which was limited to the cost of replacing the contracts in the event of non-performance by the counterparties to the contracts, all of which are currently our lending banks.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Segment Reporting
We own and operate three global cruise brands, Royal Caribbean International, Celebrity Cruises and Azamara Club Cruises. We also own a 50% joint venture interest with TUI AG which operates the brand TUI Cruises, a 49% interest in the Spanish brand Pullmantur and have a minority interest in the Chinese brand SkySea Cruises. We believe our brands possess the versatility to enter multiple cruise market segments within the cruise vacation industry. Although each of these brands have its own marketing style as well as ships and crews of various sizes, the nature of the products sold and services delivered by these brands share a common base (i.e., the sale and provision of cruise vacations). Our brands also have similar itineraries as well as similar cost and revenue components. In addition, our brands source passengers from similar markets around the world and operate in similar economic environments with a significant degree of commercial overlap. As a result, our brands have been aggregated as a single reportable segment based on the similarity of their economic characteristics, types of consumers, regulatory environment, maintenance requirements, supporting systems and processes as well as products and services provided. Our Chairman and Chief Executive Officer has been identified as the chief operating decision-maker and all significant operating decisions including the allocation of resources are based upon the analyses of the Company as one segment.
Information by geographic area is shown in the table below. Passenger ticket revenues are attributed to geographic areas based on where the reservation originates.

	2016	2015	2014
Passenger ticket revenues:
United States	55%	55%	53%
All other countries	45%	45%	47%
Recent Accounting Pronouncements
Revenue from Contracts with Customers
In May 2014, amended GAAP guidance was issued to clarify the principles used to recognize revenue for all entities. The guidance also requires more detailed disclosures and provides additional guidance for transactions that were not comprehensively addressed in the prior accounting guidance. This guidance must be applied using one of two retrospective application methods and will be effective for our annual reporting period beginning after December 15, 2017, including interim periods therein. Early adoption is permitted for our annual reporting period beginning after December 15, 2016, including interim periods therein. We are currently evaluating the impact, if any, of the adoption of the revenue recognition guidance to our consolidated financial statements and intend to elect the modified retrospective method to all contracts on the date of initial application, January 1, 2018.  This will involve applying the guidance retrospectively only to the most current period presented in the financial statements and recognizing the

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

cumulative effect of initially applying the guidance as an adjustment to the January 1, 2018 opening balance of retained earnings at the date of initial application.

Leases

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

Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships

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

Classification of Certain Cash Receipts and Cash Payments

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

Intra-Entity Transfers of Assets Other Than Inventory

In October 2016, amended GAAP guidance was issued that requires the income tax consequences of an intra-entity transfer of an asset, other than inventory, to be recognized at the time that the transfer occurs, rather than when the asset is sold to an outside party. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted as of the beginning of an annual period for which financial statements have not been issued. The guidance is required to be adopted retrospectively by recording a cumulative-effect adjustment to retained earnings as of the beginning of the adoption period. We are currently evaluating the impact of the adoption of this newly issued guidance to our consolidated financial statements.

Interests held through Related Parties that are under Common Control

In October 2016, amended GAAP guidance was issued related to Interests held through Related Parties that are under Common Control, which alters how a decision maker needs to consider indirect interests in a Variable Interest Entity ("VIE") held through an entity under common control. The amended guidance addresses how a single decision maker of a VIE should treat indirect interests that are held through related parties under common control, when determining whether it is the primary beneficiary of that VIE. The amendments in this update are effective for fiscal

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact of the adoption of this newly issued guidance to our consolidated financial statements.
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

For the years ended December 31, 2015 and December 31, 2014, share-based compensation expense of $36.1 million and $26.1 million, equity investment income of $81.0 million and $51.6 million and amortization of debt issuance costs of $27.1 million and $26.6 million, respectively, have been reclassified in the consolidated statements of cash flows from Other, net to Share-based compensation expense, Equity investment income and Amortization of debt issuance costs, respectively, within Net cash provided by operating activities in order to conform to the current year presentation.

Additionally, for the years ended December 31, 2015 and December 31, 2014, amortization of debt issuance costs of $17.2 million and $19.8 million, respectively, have been reclassified from Decrease (increase) in prepaid expenses and other assets and $7.9 million and $8.5 million, respectively, have been reclassified from Increase in accrued expenses and other liabilities in the consolidated statements of cash flows to Amortization of debt issuance costs, within Net cash provided by operating activities in order to conform to the current year presentation.
Note 3. Goodwill
The carrying amount of goodwill attributable to our Royal Caribbean International and Celebrity Cruises reporting units and the changes in such balances during the years ended December 31, 2016 and December 31, 2015 were as follows (in thousands):

	Royal Caribbean International	Celebrity Cruises	Total
Balance at December 31, 2014	$286,958	$—	$286,958
Foreign currency translation adjustment	(194)	—	(194)
Balance at December 31, 2015	286,764	—	286,764
Goodwill attributable to purchase of Ocean Adventures(1)	—	1,600	1,600
Foreign currency translation adjustment	(10)	32	22
Balance at December 31, 2016	$286,754	$1,632	$288,386

(1)	The Ocean Adventures business combination, including purchase transaction and assets acquired, was immaterial to our consolidated financial statements.
The carrying amount of goodwill attributable to our Pullmantur reporting unit and the changes in such balances during the year ended December 31, 2015 were as follows (in thousands):

Pullmantur
Balance at December 31, 2014	$133,584
Impairment charge	(123,814)
Foreign currency translation adjustment	(9,770)
Balance at December 31, 2015	$—

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the fourth quarter of 2016, we performed a qualitative assessment of whether it was more-likely-than-not that our Royal Caribbean International reporting unit's fair value was less than its carrying amount before applying the two-step goodwill impairment test. The qualitative analysis included assessing the impact of certain factors such as general economic conditions, limitations on accessing capital, changes in forecasted operating results, changes in fuel prices and fluctuations in foreign exchange rates. Based on our qualitative assessment, we concluded that it was more-likely-than-not that the estimated fair value of the Royal Caribbean International reporting unit exceeded its carrying value and thus, we did not proceed to the two-step goodwill impairment test. No indicators of impairment exist primarily because the reporting unit's fair value has consistently exceeded its carrying value by a significant margin, its financial performance has been solid in the face of mixed economic environments and forecasts of operating results generated by the reporting unit appear sufficient to support its carrying value. As a result of our assessment, we did not record an impairment of goodwill for the year ended December 31, 2016.
During the fourth quarter of 2015, we performed our annual impairment review of goodwill for the Royal Caribbean International reporting unit. We elected to bypass the qualitative assessment and proceeded directly to step one of the two-step goodwill impairment test to corroborate the results of prior years' qualitative assessments. As a result of the test, we determined the fair value of the Royal Caribbean International reporting unit exceeded its carrying value by approximately 90% resulting in no impairment to the Royal Caribbean International goodwill for the year ended December 31, 2015.
In 2015, for our Pullmantur reporting unit, we reviewed the two-step goodwill impairment test based on our cash flow projections. As a result of this analysis, we determined that the carrying value of the Pullmantur reporting unit exceeded its fair value. Accordingly, upon the completion of the two-step impairment test, we recognized a goodwill impairment charge of $123.8 million. The charge reflected the full carrying amount of the goodwill leaving Pullmantur with no goodwill on its books. This impairment charge was recognized in earnings during the third quarter of 2015 and is reported within Impairment of Pullmantur related assets within our consolidated statements of comprehensive income (loss). Refer to Note 14. Fair Value Measurements and Derivative Instruments for further information regarding the Pullmantur reporting unit estimated fair value calculation.

For the year ended December 31, 2014, we did not record an impairment of goodwill for our reporting units. Accumulated goodwill impairment losses as of December 31, 2016 were $443.0 million attributable to our Pullmantur reporting unit.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Intangible Assets
Intangible assets are reported in Other assets in our consolidated balance sheets. The carrying amount of indefinite-life intangible assets was not material as of December 31, 2016. Indefinite-life intangible assets consisted of the following as of December 31, 2015 (in thousands):

2015
Indefinite-life intangible asset—Pullmantur trademarks and trade names	$188,038
Impairment charge	(174,285)
Foreign currency translation adjustment	(13,753)
Total	$—
During the third quarter of 2015, we performed an interim impairment evaluation of Pullmantur's trademarks and trade names using a discounted cash flow model and the relief-from-royalty method to compare the fair value of these indefinite-lived intangible assets to its carrying value. We used a discount rate comparable to the rate used in valuing the Pullmantur reporting unit in our goodwill impairment test. Based on our cash flow projections, we determined that the fair value of Pullmantur’s trademarks and trade names no longer exceeded their carrying value. Accordingly, we recognized an impairment charge of approximately $174.3 million to write down trademarks and trade names to their fair value. The charge reflected the full carrying amount of the trademark and trade names leaving Pullmantur with no intangible assets on its books. This impairment charge was recognized in earnings during the third quarter of 2015 and is reported within Impairment of Pullmantur related assets within our consolidated statements of comprehensive income (loss). Refer to Note 14. Fair Value Measurements and Derivative Instruments for further information regarding the estimated fair value calculation of these assets.
For the year ended December 31, 2014, we did not record an impairment of Pullmantur's trademark and trade names.
Finite-life intangible assets had a gross carrying amount and accumulated amortization amount of $8.4 million and $0.2 million, respectively, as of December 31, 2016, consisting of operating licenses to operate in the Galapagos Islands. As of December 31, 2016, the remaining weighted average remaining life of these licenses were approximately 27.6 years. Amortization expense for finite-life intangible assets was immaterial to our consolidated financial statements.
Note 5. Property and Equipment
Property and equipment consists of the following (in thousands):

	2016	2015
Ships	$23,978,822	$22,102,025
Ship improvements	2,359,639	2,019,294
Ships under construction	354,425	734,998
Land, buildings and improvements, including leasehold improvements and port facilities	341,605	337,109
Computer hardware and software, transportation equipment and other	1,108,301	1,025,264
Total property and equipment	28,142,792	26,218,690
Less—accumulated depreciation and amortization	(7,981,365)	(7,440,912)
	$20,161,427	$18,777,778
Ships under construction include progress payments for the construction of new ships as well as planning, design, interest and other associated costs. We capitalized interest costs of $25.3 million, $26.5 million and $28.8 million for the years 2016, 2015 and 2014, respectively.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We review our long-lived assets for impairment whenever events or changes in circumstances indicate potential impairment. During 2016, we sold our 51% interest in Pullmantur Holdings. For further information on the sale transaction, refer to Note 1. General. Due to this sale and the resulting change in the nature of the cash flows generated by the vessels that are owned by us and operated by Pullmantur Holdings, we reviewed these vessels for impairment. We determined that the undiscounted future cash flows of the vessels exceeded their carrying value; therefore, no impairment was required.

During 2016, we entered into agreements with STX France to build a fifth Oasis-class ship and a third and fourth "Project Edge" ship. Refer to Note 15. Commitments and Contingencies for further information.

In April 2016, we completed the previously announced sale of Splendour of the Seas to TUI Cruises. Concurrent with the acquisition, TUI Cruises leased the ship to Thomson Cruises, an affiliate of TUI AG, our joint venture partner, who will operate the ship. The gain recognized did not have a material effect to our consolidated financial statements.

In June 2016, we entered into an agreement to sell Legend of the Seas to Thomson Cruises. The sale is scheduled to be completed in March 2017 in order to retain the future revenues to be generated for sailings through that date. We expect to recognize a gain on the sale, which we do not expect will have a material effect to our annual consolidated financial statements.

During 2015, in conjunction with performing the two-step goodwill impairment test for the Pullmantur reporting unit, we identified that the estimated fair value of certain long-lived assets, consisting of two ships and three aircraft were less than their carrying values. As a result of this determination, we evaluated these assets pursuant to our long-lived asset impairment test, resulting in an impairment charge of $113.2 million to write down these assets to their estimated fair values. This impairment charge was recognized in earnings during the third quarter of 2015 and is reported within Impairment of Pullmantur related assets within our consolidated statements of comprehensive income (loss). Refer to Note 14. Fair Value Measurements and Derivative Instruments for further information regarding the estimated fair value calculation of these assets.

During 2015, Pullmantur sold Ocean Dream to an unrelated third party for $34.6 million. The purchase price was paid via a secured promissory note, payable over a nine-year period. The buyer's obligations under this loan accrue interest at the rate of 6.0% per annum and are secured by a first priority mortgage on the ship. The sale resulted in an immaterial gain that was deferred and is expected to be recognized at the end of the nine-year term.
Note 6. Other Assets
A VIE is an entity in which the equity investors have not provided enough equity to finance the entity's activities or the equity investors (1) cannot directly or indirectly make decisions about the entity's activities through their voting rights or similar rights; (2) do not have the obligation to absorb the expected losses of the entity; (3) do not have the right to receive the expected residual returns of the entity; or (4) have voting rights that are not proportionate to their economic interests and the entity's activities involve or are conducted on behalf of an investor with a disproportionately small voting interest.
We have determined that TUI Cruises GmbH, our 50%-owned joint venture which operates the brand TUI Cruises, is a VIE. As of December 31, 2016, the net book value of our investment in TUI Cruises was approximately $515.9 million, consisting of $323.5 million in equity and a loan of $192.4 million. The loan, which was made in connection with the sale of Splendour of the Seas in April 2016, accrues interest at a rate of 6.25% per annum and is payable over a 10-year term. This loan is 50% guaranteed by TUI AG, our joint venture partner, and is secured by a first priority mortgage on the ship. Refer to Note 5. Property and Equipment for further information. As of December 31, 2015, the net book value of our investment in TUI Cruises was approximately $293.8 million, consisting of equity. The majority of these amounts were included within Other assets in our consolidated balance sheets.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition, we and TUI AG have each guaranteed the repayment of 50% of a bank loan borrowed by TUI Cruises. As of December 31, 2016, the outstanding principal amount of the loan was €116.3 million, or approximately $122.7 million based on the exchange rate at December 31, 2016. While this loan matures in May 2022, the lenders have agreed to release each shareholder's guarantee in 2018. The loan amortizes quarterly and is secured by first mortgages on the Mein Schiff 1 and Mein Schiff 2 vessels. Based on current facts and circumstances, we do not believe potential obligations under our guarantee of this bank loan are probable.
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
TUI Cruises has three newbuild ships on order with Meyer Turku scheduled to be delivered in each of 2017, 2018 and 2019. TUI Cruises has in place agreements for the secured financing of each of the ships on order for up to 80% of the contract price. The remaining portion of the contract price of the ships is expected to be funded through an existing €150.0 million bank facility and TUI Cruises’ cash flows from operations. The various ship construction and financing agreements include certain restrictions on each of our and TUI AG’s ability to reduce our current ownership interest in TUI Cruises below 37.55% through 2021.
We have determined that Pullmantur Holdings, in which we have a 49% noncontrolling interest, is a VIE for which we are not the primary beneficiary, as we do not have the power to direct the activities that most significantly impact the entity's economic performance. Accordingly, subsequent to the sale of our 51% interest in Pullmantur Holdings to Springwater Capital LLC ("Springwater"), we do not consolidate this entity and we account for this investment under the equity method of accounting. As of December 31, 2016, the net book value of our investment in Pullmantur Holdings was was immaterial to our consolidated financial statements.

In conjunction with the sale, we provided a non-revolving working capital facility to a Pullmantur Holdings subsidiary in the amount of up to €15.0 million or approximately $15.8 million based on the exchange rate at December 31, 2016. Proceeds of the facility, which may be drawn through July 2018, will bear interest at the rate of 6.5% per annum and are payable through 2022. Springwater has guaranteed repayment of 51% of the outstanding amounts under the facility. As of December 31, 2016, no amounts had been drawn on this facility. See Note 1. General for further discussion on the sales transaction.
We have determined that Grand Bahama Shipyard Ltd. ("Grand Bahama"), a ship repair and maintenance facility in which we have a 40% noncontrolling interest, is a VIE. This facility serves cruise and cargo ships, oil and gas tankers and offshore units. We utilize this facility, among other ship repair facilities, for our regularly scheduled drydocks and certain emergency repairs as may be required. During the year ended December 31, 2016 and December 31, 2015, we made payments of $39.8 million and $21.7 million, respectively, to Grand Bahama for ship repair and maintenance services. We have determined that we are not the primary beneficiary of this facility, as we do not have the power to direct the activities that most significantly impact the facility's economic performance. Accordingly, we do not consolidate this entity and we account for this investment under the equity method of accounting. As of December 31, 2016, the net book value of our investment in Grand Bahama was approximately $47.0 million, consisting of $23.2 million in equity and a loan of $23.8 million. As of December 31, 2015, the net book value of our investment in Grand Bahama was approximately $51.2 million, consisting of $12.6 million in equity and a loan of $38.6 million. These amounts represent our maximum exposure to loss related to our investment in Grand Bahama. During 2016, our debt agreement with Grand Bahama was amended to extend the maturity by 10 years and increase the applicable interest rate to the lower of (i) LIBOR plus 3.50% and (ii) 5.50%. Interest payable on the loan is due on a semi-annual basis. We continue to classify the loan, as modified, as non-accrual status. The loan balance is included within Other assets in our consolidated balance sheets. During the year ended December 31, 2016 and 2015, we received payments of

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

approximately $14.8 million and $4.4 million, respectively. We monitor credit risk associated with the loan through our participation on Grand Bahama's board of directors along with our review of Grand Bahama's financial statements and projected cash flows. Based on this review, we believe the risk of loss associated with the outstanding loan is not probable as of December 31, 2016.
We have determined that Skysea Holding International Ltd. ("Skysea Holding"), in which we have a 35% noncontrolling interest, is a VIE for which we are not the primary beneficiary, as we do not have the power to direct the activities that most significantly impact the entity's economic performance. Accordingly, we do not consolidate this entity and we account for this investment under the equity method of accounting. In December 2014, we and Ctrip.com International Ltd, which also owns 35% of Skysea Holding, each provided a debt facility to a wholly owned subsidiary of Skysea Holding in the amount of $80.0 million. Interest under these facilities, which mature in January 2030, initially accrues at a rate of 3.0% per annum with an increase of at least 0.5% every two years through maturity. The facilities, which are pari passu to each other, are each 100% guaranteed by Skysea Holding and are secured by first priority mortgages on the ship SkySea Golden Era. As of December 31, 2016, the net book value of our investment in Skysea Holding and its subsidiaries was approximately $95.4 million, consisting of $9.2 million in equity and loans of $86.2 million. As of December 31, 2015, the net book value of our investment in Skysea Holding and its subsidiaries was approximately $99.8 million, consisting of $17.3 million in equity and a loan of $82.5 million. The majority of these amounts were included within Other assets in our consolidated balance sheets and represent our maximum exposure to loss related to our investment in Skysea Holding.
The following table sets forth information regarding our investments accounted for under the equity method of accounting, including the entities discussed above, (in thousands):

	For the period ended December 31,
	2016	2015	2014
Share of equity income from investments	$128,350	$81,026	$51,640
Dividends received	$75,942	$33,338	$5,814

We also provide ship management services to TUI Cruises GmbH, Pullmantur Holdings and Skysea Holding. Additionally, we bareboat charter to Pullmantur the vessels currently operated by its brands, which were retained by us in connection with the sale of our majority interest. We recorded the following as it relates to these services in our operating results within our consolidated statements of comprehensive income (loss) (in thousands):

	For the period ended December 31,
	2016	2015	2014
Revenues	$30,517	$20,217	$8,465
Expenses	$12,795	$15,669	$3,960

Summarized financial information for our affiliates accounted for under the equity method of accounting was as follows (in thousands):

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31,
	2016	2015
Current Assets	$382,529	$315,264
Non Current Assets	2,922,471	2,246,809
Total Assets	$3,305,000	$2,562,073

Current Liabilities	$761,331	$585,887
Non Current Liabilities	1,693,941	1,231,262
Total Liabilities	$2,455,272	$1,817,149

Equity Attributable to:
Noncontrolling Interest	$1,544	$1,683

	For the period ended December 31,
	2016	2015	2014
Total Revenues	$1,232,191	$990,172	$797,441
Total Expenses	(972,454)	(830,898)	(682,430)
Net Income	$259,737	$159,274	$115,011
Note 7. Long-Term Debt
Long-term debt consists of the following (in thousands):

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2016	2015
$1.4 billion unsecured revolving credit facility, LIBOR plus 1.50%, currently 2.26% and a facility fee of 0.25%, due 2020	$925,000	$945,000
$1.2 billion unsecured revolving credit facility, LIBOR plus 1.50%, currently 2.24% and a facility fee of 0.25%, due 2018	805,000	895,000
Unsecured senior notes and senior debentures, 5.25% to 7.50%, due 2018, 2022 and 2027	1,073,261	1,434,542
$200 million unsecured term loan, LIBOR plus 1.30%, currently 2.06% due 2017	200,000	—
$841.8 million unsecured term loan, LIBOR plus 1.00%, currently 2.26% due through 2028	806,756	—
$226.1 million unsecured term loan, 2.53%, due through 2028	216,677	—
€700.7 million unsecured term loan, EURIBOR plus 1.15% currently 1.15%, due through 2028	708,417	—
$742.1 million unsecured term loan, LIBOR plus 1.30%, currently 2.56%, due through 2027	649,338	711,180
$273.2 million unsecured term loan, LIBOR plus 1.75%, currently 2.52%, due 2017	273,166	—
$519 million unsecured term loan, LIBOR plus 0.45%, currently 1.71%, due through 2020	173,049	216,311
$420 million unsecured term loan, 5.41%, due through 2021	171,444	207,223
$420 million unsecured term loan, LIBOR plus 1.65%, currently 2.91%, due through 2021	175,000	210,000
€159.4 million unsecured term loan, EURIBOR plus 1.58%, currently 1.58%, due through 2021	70,082	86,650
$524.5 million unsecured term loan, LIBOR plus 0.50%, currently 1.48%, due through 2021	218,542	262,250
$566.1 million unsecured term loan, LIBOR plus 0.37%, currently 1.63%, due through 2022	259,448	306,621
$1.1 billion unsecured term loan, LIBOR plus 1.65%, currently 2.91%, due through 2022	460,652	537,426
$632.0 million unsecured term loan, LIBOR plus 0.40%, currently 1.38%, due through 2023	368,643	421,306
$673.5 million unsecured term loan, LIBOR plus 0.40%, currently 1.66%, due through 2024	448,983	505,106
$65.0 million unsecured term loan, LIBOR plus 1.75%, currently 2.52%, due through 2019	67,027	71,500
$380.0 million unsecured term loan, LIBOR plus 1.75%, currently 2.52%, due 2018	380,000	380,000
$791.1 million unsecured term loan, LIBOR plus 1.30%, currently 2.56%, due through 2026	659,256	725,182
$290.0 million unsecured term loan, LIBOR plus 1.75%, currently 2.52%, due 2018	290,000	290,000
€365 million unsecured term loan, EURIBOR plus 1.75%, currently 1.75%, due 2017	123,963	396,755
$7.3 million unsecured term loan, LIBOR plus 2.5%, currently 3.76%, due through 2023	3,964	4,440
$30.3 million unsecured term loan, LIBOR plus 3.75%, currently 4.70%, due through 2021	6,597	11,793
Capital lease obligations	40,385	48,770
Total debt	9,574,650	8,667,055
Less: unamortized debt issuance costs	(187,214)	(139,812)
Total debt, net of unamortized debt issuance costs	9,387,436	8,527,243
Less: current portion	(1,285,735)	(899,542)
Long-term portion	$8,101,701	$7,627,701

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

In February 2016, we agreed with the lenders on our €365.0 million unsecured term loan due 2017 to convert €247.5 million, or $273.2 million, of the outstanding principal balance from Euro to United States dollars. Interest on the new United States dollar tranche accrues at a floating rate based on LIBOR plus the applicable margin. The balance of the facility of €117.5 million will remain outstanding in Euro and will continue to accrue interest at a floating rate

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

based on EURIBOR, subject to a 0% floor, plus the applicable margin. The applicable margin varies with our debt rating and was 1.75% as of December 31, 2016. The amendment did not result in the extinguishment of debt.

In April 2016, we took delivery of Ovation of the Seas. To finance the purchase, we borrowed $841.8 million under a previously committed unsecured term loan which is 95% guaranteed by Euler Hermes Deutschland AG ("Hermes"), the official export credit agency of Germany. The loan amortizes semi-annually over 12 years and bears interest at LIBOR plus a margin of 1.00%, totaling 2.26% as of December 31, 2016. During 2015, we entered into forward-starting interest rate swap agreements which effectively converted $830.0 million of the loan from the floating rate available to us per the credit agreement to a fixed rate, including the applicable margin, of 3.16% effective from April 2016 through the maturity of the loan. See Note 14. Fair Value Measurements and Derivative Instruments for further information regarding these agreements.

In April 2016, we entered into and drew in full on a credit agreement which provides an unsecured term loan in the amount of $200 million. The loan is due and payable at maturity in April 2017. Interest on the loan accrues at a floating rate based on LIBOR plus a margin of 1.30%, totaling 2.06% as of December 31, 2016. The proceeds from this loan were used to repay amounts outstanding under our unsecured revolving credit facilities.

In May 2016, we took delivery of Harmony of the Seas. To finance the purchase, we borrowed an unsecured Euro-denominated term loan in the amount of €700.7 million, or $739.2 million based on the exchange rate at December 31, 2016, and an unsecured United States dollar-denominated term loan in the amount of $226.1 million under previously committed credit agreements. Both of the facilities are 100% guaranteed by Compagnie Francaise d’Assurance pour le Commerce Extérieur (“COFACE”), the official export credit agency of France. The Euro-denominated term loan amortizes semi-annually over 12 years and bears interest at EURIBOR, subject to a 0% floor, plus the applicable margin of 1.15%, totaling 1.15% as of December 31, 2016. The United States dollar-denominated term loan amortizes semi-annually over 12 years and bears interest at a fixed rate of 2.53%. During 2015, we entered into forward-starting interest rate swap agreements which effectively converted €693.4 million, or $731.5 million based on the exchange rate at December 31, 2016, of the Euro-denominated term loan from the floating rate per the credit agreement to a fixed rate, including the applicable margin, of 2.26% effective from May 2016 through the maturity of the loan. See Note 14. Fair Value Measurements and Derivative Instruments for further information regarding these agreements.
All of our unsecured ship financing term loans are guaranteed by the export credit agency in the respective country in which the ship is constructed. In consideration for these guarantees, depending on the financing arrangement, we pay to the applicable export credit agency (1) fees from 1.48% per annum based on the outstanding loan balance semi-annually over the term of the loan (subject to adjustment under certain of our facilities based upon our credit ratings) or (2) an upfront fee of 2.35% to 2.37% of the maximum loan amount. We amortize the fees that are paid upfront over the life of the loan and those that are paid semi-annually over each respective payment period. We classify these fees within Debt issuance costs in our consolidated statements of cash flows and within Other assets in our consolidated balance sheets.
Under certain of our agreements, the contractual interest rate, facility fee and/or export credit agency fee vary with our debt rating.
The unsecured senior notes and senior debentures are not redeemable prior to maturity, except that certain series may be redeemed upon the payment of a make-whole premium.
Following is a schedule of annual maturities on long-term debt including capital leases as of December 31, 2016 for each of the next five years (in thousands):

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Year
2017	$1,285,735
2018	2,309,952
2019	754,496
2020	1,608,187
2021	632,920
Thereafter	2,796,146
$9,387,436

Note 8. Shareholders' Equity
During the fourth and third quarters of 2016, we declared a cash dividend on our common stock of $0.48 per share which was paid in the first quarter of 2017 and fourth quarter of 2016, respectively. We also declared and paid a cash dividend on our common stock of $0.375 per share during each of the first and second quarters of 2016.

During the fourth and third quarters of 2015, we declared a cash dividend on our common stock of $0.375 per share which was paid in the first quarter of 2016 and fourth quarter of 2015, respectively. We also declared and paid a cash dividend on our common stock of $0.30 per share during each of the first and second quarters of 2015. During the first quarter of 2015, we also paid a cash dividend on our common stock of $0.30 per share which was declared during the fourth quarter of 2014.

During the fourth quarter of 2015, our board of directors authorized a common stock repurchase program for up to $500 million that was completed in August 2016. During 2016, we purchased 4.1 million shares for a total of $300.0 million in open market transactions. These transactions were recorded within Treasury stock in our consolidated balance sheet. Our repurchases under this program, including the 2.1 million shares repurchased for $200.0 million during the fourth quarter of 2015, totaled $500.0 million.
Note 9. Stock-Based Employee Compensation
We currently have awards outstanding under two stock-based compensation plans, which provide for awards to our officers, directors and key employees. The plans consist of a 2000 Stock Award Plan and a 2008 Equity Plan. Our ability to issue new awards under the 2000 Stock Award Plan terminated in accordance with the terms of the plan in September 2009. The 2008 Equity Plan, as amended, provides for the issuance of up to 14,000,000 shares of our common stock pursuant to grants of (i) incentive and non-qualified stock options, (ii) stock appreciation rights, (iii) stock awards (including time-based and/or performance-based stock awards) and (iv) restricted stock units (including time-based and performance-based restricted stock units). During any calendar year, no one individual (other than non-employee members of our Board of Directors) may be granted awards of more than 500,000 shares and no non-employee member of our Board of Directors may be granted awards with a value in excess of $500,000 at the grant date. Options and restricted stock units outstanding as of December 31, 2016 generally vest in equal installments over four years from the date of grant. In addition, performance shares and performance share units generally vest in three years. With certain limited exceptions, awards are forfeited if the recipient ceases to be an employee before the shares vest. Options are granted at a price not less than the fair value of the shares on the date of grant and expire not later than ten years after the date of grant.
Prior to 2012, our officers received a combination of stock options and restricted stock units. Beginning in 2012, our officers instead receive their long-term incentive awards through a combination of performance share units and restricted stock units. Each performance share unit award is expressed as a target number of performance share units based upon the fair market value of our common stock on the date the award is issued. The actual number of shares underlying each award (not to exceed 200% of the target number of performance share units) will be determined based upon the Company's achievement of a specified performance target range. In 2016, we issued a target number of

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

182,464 performance share units, which will vest approximately three years following the award issue date. The performance payout of these grants will be based on return on our invested capital ("ROIC") and earnings per share (“EPS”) for the year ended December 31, 2018, as may be adjusted by the Talent and Compensation Committee of our Board of Directors in early 2019 for events that are outside of management's control. In 2014, we also issued a one-time performance-based equity award to our Chairman & Chief Executive Officer in a target amount of 63,771 performance share units, with the actual number of shares payable under the grant to range from 0% to 200% of target based on our 2015 ROIC performance. In February 2016, the Compensation Committee set the payout level for this grant at 165% of target. The shares issued in settlement of this award vested in February 2016 but remain subject to restrictions on transfer until December 2017, the third anniversary of the award issuance date.
Beginning in 2016, our senior officers meeting certain minimum age and service criteria receive their long-term incentive awards through a combination of restricted stock awards and restricted stock units. The restricted stock awards are subject to both performance and time-based vesting criteria while the restricted stock units are subject only to time-based vesting criteria. Each restricted stock award is issued in an amount equal to 200% of the target number of shares underlying the award based upon the fair market value of our common stock on the date the award is issued. Dividends accrue (but do not get paid) on the restricted stock awards during the vesting period, with the accrued amounts to be paid out following vesting only on the number of shares underlying the award which actually vest based on satisfaction of the performance criteria. The actual number of shares that vest (not to exceed 200% of the shares) will be determined based upon the Company's achievement of a specified performance target range. In 2016, we issued 132,228 restricted stock awards, representing 200% of the target number of shares underlying the award, all of which are considered issued and outstanding from the date of issuance, however; grantees will only retain those shares earned as the result of the Company achieving the performance goals during the measurement period. The performance payout of the 2016 awards will be based on our return on invested capital ("ROIC") and earnings per share (“EPS”) for the year ended December 31, 2018, as may be adjusted by the Talent and Compensation Committee of our Board of Directors in early 2019 for events that are outside of management's control.
We also provide an Employee Stock Purchase Plan ("ESPP") to facilitate the purchase by employees of up to 1,300,000 shares of common stock in the aggregate. Offerings to employees are made on a quarterly basis. Subject to certain limitations, the purchase price for each share of common stock is equal to 85% of the average of the market prices of the common stock as reported on the New York Stock Exchange on the first business day of the purchase period and the last business day of each month of the purchase period. During 2016, 2015 and 2014, 42,347, 28,724 and 26,921 shares of our common stock were purchased under the ESPP at a weighted-average price of $65.48, $72.52 and $52.08, respectively.
In 1994, we granted to our Chairman and Chief Executive Officer an award of common stock, issuable in quarterly installments of 10,086 shares until the earlier of the termination of his employment or June 2014. In furtherance of this grant, we issued an aggregate of 20,172 shares of common stock in 2014.
Total compensation expense recognized for employee stock-based compensation for the years ended December 31, 2016, 2015 and 2014 was as follows:

	Employee Stock-Based Compensation
Classification of expense	2016	2015	2014
(In thousands)
Marketing, selling and administrative expenses	$32,659	$36,073	$26,116
Total compensation expense	$32,659	$36,073	$26,116
The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The estimated fair value of stock options, less estimated forfeitures, is amortized over the vesting period using the graded-vesting method. We did not issue any stock options during the years ended December 31, 2016, 2015 and 2014.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock option activity and information about stock options outstanding are summarized in the following table:

Stock Option Activity	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
			(years)	(in thousands)
Outstanding at January 1, 2016	411,809	$33.69	3.12	$28,111
Granted	—	—	—	—
Exercised	(61,014)	$37.87	—	—
Canceled	(4,485)	$44.72	—	—
Outstanding at December 31, 2016	346,310	$32.82	2.39	$17,221
Vested and expected to vest at December 31, 2016	346,310	$32.82	2.39	$17,221
Options Exercisable at December 31, 2016	346,310	$32.82	2.39	$17,221
___________________________________

(1)	The intrinsic value represents the amount by which the fair value of stock exceeds the option exercise price as of December 31, 2016.
The total intrinsic value of stock options exercised during the years ended December 31, 2016, 2015 and 2014 was $17.2 million, $13.8 million and $35.9 million, respectively. As of December 31, 2016, there was no unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under our stock incentive plan.
Restricted stock units are converted into shares of common stock upon vesting or, if applicable, are settled on a one-for-one basis. The cost of these awards is determined using the fair value of our common stock on the date of the grant, and compensation expense is recognized over the vesting period. Restricted stock activity is summarized in the following table:

Restricted Stock Units Activity	Number of Awards	Weighted- Average Grant Date Fair Value
Non-vested share units at January 1, 2016	820,649	$54.98
Granted	376,744	$64.51
Vested	(333,733)	$48.91
Canceled	(115,144)	$58.45
Non-vested share units expected to vest as of December 31, 2016	748,516	$61.95
The weighted-average estimated fair value of restricted stock units granted during the year ended 2015 and 2014 was $73.98 and $54.60, respectively. The total fair value of shares released on the vesting of restricted stock units during the years ended December 31, 2016, 2015 and 2014 was $23.2 million, $27.6 million and $20.7 million, respectively. As of December 31, 2016, we had $13.7 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock unit grants, which will be recognized over the weighted-average period of 1.08 years.
Performance share units are converted into shares of common stock upon vesting on a one-for-one basis. We estimate the fair value of each performance share when the grant is authorized and the related service period has commenced. We remeasure the fair value of our performance shares in each subsequent reporting period until the grant date has occurred, which is the date when the performance conditions are satisfied. We recognize compensation cost over the vesting period based on the probability of the service and performance conditions being achieved adjusted for each subsequent fair value measurement until the grant date. If the specified service and performance conditions

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

are not met, compensation expense will not be recognized and any previously recognized compensation expense will be reversed. Performance share units activity is summarized in the following table:

Performance Share Units Activity	Number of Awards	Weighted- Average Grant Date Fair Value
Non-vested share units at January 1, 2016	504,211	$53.57
Granted	182,464	$65.83
Vested	(253,509)	$52.25
Canceled	(91,014)	$50.99
Non-vested share units expected to vest as of December 31, 2016	342,152	$61.78
The weighted-average estimated fair value of performance share units granted during the year ended 2015 and 2014 was $71.36 and $56.72, respectively. The total fair value of shares released on the vesting of performance share units during the years ended December 31, 2016, 2015 and 2014 was $16.9 million, $18.3 million and $0.4 million, respectively. As of December 31, 2016, we had $7.9 million of total unrecognized compensation expense, net of estimated forfeitures, related to performance share unit grants, which will be recognized over the weighted-average period of 1.06 years.
The shares underlying our restricted stock awards to age and service eligible senior officers are issued as of the grant date in an amount equal to 200% of the target number of shares. Following the vesting date, the restrictions will lift with respect to the number of shares for which the performance criteria was met and any excess shares will be cancelled. Dividends will accrue on the issued restricted shares during the vesting period, but will not be paid to the recipient until the awards vest and the final number of shares underlying the award is determined, at which point, the dividends will be paid in cash only on the earned shares. We estimate the fair value of each restricted stock award when the grant is authorized and the related service period has commenced. We remeasure the fair value of these restricted stock awards in each subsequent reporting period until the grant date has occurred, which is the date when the performance conditions are satisfied. We recognize compensation cost over the vesting period based on the probability of the service and performance conditions being achieved adjusted for each subsequent fair value measurement until the grant date. If the specified service and performance conditions are not met, compensation expense will not be recognized, any previously recognized compensation expense will be reversed, and any unearned shares will be returned to the Company. Restricted stock awards activity is summarized in the following table:

Restricted Stock Awards Activity	Number of Awards	Weighted- Average Grant Date Fair Value
Non-vested share units at January 1, 2016	—	$—
Granted	132,228	$66.93
Vested	—	$—
Canceled	—	$—
Non-vested share units expected to vest as of December 31, 2016	132,228	$66.93
As of December 31, 2016, we had $1.5 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock award grants, which will be recognized over the weighted-average period of 0.18 years.

Note 10. Earnings Per Share
A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2016	2015	2014
Net income for basic and diluted earnings per share	$1,283,388	$665,783	$764,146
Weighted-average common shares outstanding	215,393	219,537	221,658
Dilutive effect of stock options, performance share awards and restricted stock awards	923	1,152	1,386
Diluted weighted-average shares outstanding	216,316	220,689	223,044
Basic earnings per share:
Net income	$5.96	$3.03	$3.45
Diluted earnings per share:
Net income	$5.93	$3.02	$3.43
There were no antidilutive shares for the year ended December 31, 2016, 2015 and 2014.
Note 11. Retirement Plan
We maintain a defined contribution plan covering full-time shoreside employees who have completed the minimum period of continuous service. Annual contributions to the plan are discretionary and are based on fixed percentages of participants' salaries and years of service, not to exceed certain maximums. Contribution expenses were $16.7 million, $16.8 million and $15.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Note 12. Income Taxes
We are subject to corporate income taxes in countries where we have operations or subsidiaries. We and the majority of our ship-operating and vessel-owning subsidiaries are currently exempt from U.S. corporate tax on U.S. source income from the international operation of ships pursuant to Section 883 of the Internal Revenue Code. Regulations under Section 883 have limited the activities that are considered the international operation of a ship or incidental thereto. Accordingly, our provision for U.S. federal and state income taxes includes taxes on certain activities not considered incidental to the international operation of our ships.
Additionally, some of our ship-operating subsidiaries are subject to income tax under the tonnage tax regimes of Malta or the United Kingdom. Under these regimes, income from qualifying activities is subject to corporate income tax, but the tax is computed by reference to the tonnage of the ship or ships registered under the relevant provisions of the tax regimes (the "relevant shipping profits"), which replaces the regular taxable income base. Income from activities not considered qualifying activities, which we do not consider significant, remains subject to Maltese or U.K. corporate income tax.
Income tax expense (benefit) for items not qualifying under Section 883, tonnage taxes and income taxes for the remainder of our subsidiaries was approximately $20.1 million, $11.1 million and $(20.9) million and was recorded within Other income (expense) for the years ended December 31, 2016, 2015 and 2014, respectively. In addition, all interest expense and penalties related to income tax liabilities are classified as income tax expense within Other income (expense).
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
As of December 31, 2016, the Company had Net Operating Losses (“NOLs”) in foreign jurisdictions of $67.6 million. If not utilized, $51.8 million of the NOLs are subject to expiration between 2017 and 2024. The Company has not recognized any benefits related to these NOLs, as all NOLs have full valuation allowances.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net deferred tax assets and deferred tax liabilities and corresponding valuation allowances related to our operations were not material as of December 31, 2016 and 2015.
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
During the fourth quarter of 2014, Spain adopted tax reform legislation, which included among other things, a reduction of the corporate income tax rate from 30% to 28% in 2015 and a further reduction to 25% in 2016. As a result, we adjusted our deferred tax assets and deferred tax liabilities in Spain to reflect the new tax rate at which we believe they will be realized. This change resulted in a net deferred income tax benefit of $10.0 million. The tax reform also amended the net operating loss carryforward rules by changing the carryforward period from 18 years to unlimited and by changing the annual utilization limitation from 25% of taxable income to 70% of taxable income for certain taxpayers, including Pullmantur. As a result of the change of the net operating loss carryforward period, we reversed a portion of the valuation allowance recorded in 2012 to the extent of 70% of the rate-adjusted deferred tax liability recorded for the basis difference between the tax and book values of the trademarks and trade names recorded at the time of the Pullmantur acquisition and other indefinite lived assets recorded. The amount of the valuation allowance reversed in the fourth quarter of 2014 was $33.5 million which was recorded as a deferred tax benefit. These deferred tax adjustments are reported within Other income (expense) in our consolidated statements of comprehensive income (loss).
During the third quarter of 2015, the Pullmantur trademark and trade names were impaired. As a result of the impairment, there was no longer a difference between the book and tax basis of the trademark and trade names. During the third quarter of 2015, we reversed the deferred tax liability of $43.4 million and increased the deferred tax asset valuation allowance by $31.4 million, or to 100% of the deferred tax asset balance. The resulting net $12.0 million deferred tax benefit was recorded as part of our income tax provision and was reported within Other income (expense) in our consolidated statements of comprehensive income (loss). Effective July 31, 2016, we sold 51% of our interest in Pullmantur Holdings. For further information on the sale transaction, refer to Note 1. General.

Note 13. Changes in Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2016 and 2015 (in thousands):

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)

Accumulated comprehensive income (loss) at January 1, 2014	$43,324	$(23,994)	$(13,659)	$5,671
Other comprehensive loss before reclassifications	(919,094)	(8,937)	(28,099)	(956,130)
Amounts reclassified from accumulated other comprehensive income (loss)	49,744	1,724	1,997	53,465
Net current-period other comprehensive loss	(869,350)	(7,213)	(26,102)	(902,665)

Accumulated comprehensive loss at January 1, 2015	(826,026)	(31,207)	(39,761)	(896,994)
Other comprehensive (loss) income before reclassifications	(697,671)	3,053	(25,952)	(720,570)
Amounts reclassified from accumulated other comprehensive loss	291,624	1,707	(4,200)	289,131
Net current-period other comprehensive (loss) income	(406,047)	4,760	(30,152)	(431,439)

Accumulated comprehensive loss at January 1, 2015	(1,232,073)	(26,447)	(69,913)	(1,328,433)
Other comprehensive income (loss) before reclassifications	73,973	(2,777)	2,362	73,558
Amounts reclassified from accumulated other comprehensive income (loss)	337,250	1,141	—	338,391
Net current-period other comprehensive income (loss)	411,223	(1,636)	2,362	411,949

Accumulated comprehensive loss at December 31, 2016	$(820,850)	$(28,083)	$(67,551)	$(916,484)

The following table presents reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2016 and 2015 (in thousands):

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Amount of Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
Details about Accumulated Other Comprehensive Income (Loss) Components	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Affected Line Item in Statements of Comprehensive Income (Loss)
Loss on cash flow derivative hedges:
Cross currency swaps	$—	$—	$(261)	Interest expense, net of interest capitalized
Interest rate swaps	(41,480)	(36,401)	(15,264)	Interest expense, net of interest capitalized
Foreign currency forward contracts	(8,114)	(2,871)	(1,887)	Depreciation and amortization expenses
Foreign currency forward contracts	(14,342)	7,580	(4,291)	Other income (expense)
Foreign currency forward contracts	—	—	(57)	Interest expense, net of interest capitalized
Foreign currency forward contracts	(207)	—	—	Other indirect operating expenses
Foreign currency collar options	(2,408)	(1,605)	—	Depreciation and amortization expenses
Fuel swaps	13,685	(9,583)	—	Other income (expense)
Fuel swaps	(284,384)	(248,744)	(27,984)	Fuel
	(337,250)	(291,624)	(49,744)
Amortization of defined benefit plans:
Actuarial loss	(1,141)	(1,414)	(888)	Payroll and related
Prior service costs	—	(293)	(836)	Payroll and related
	(1,141)	(1,707)	(1,724)
Release of foreign cumulative translation due to sale or liquidation of businesses:
Foreign cumulative translation	—	4,200	(1,997)	Other operating
Total reclassifications for the period	$(338,391)	$(289,131)	$(53,465)

Note 14. Fair Value Measurements and Derivative Instruments
Fair Value Measurements
The estimated fair value of our financial instruments that are not measured at fair value, categorized based upon the fair value hierarchy, are as follows (in thousands):

	Fair Value Measurements at December 31, 2016 Using					Fair Value Measurements at December 31, 2015 Using
Description	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Cash and cash equivalents(4)	$132,603	$132,603	$132,603	$—	$—	$121,565	$121,565	$121,565	$—	$—
Total Assets	$132,603	$132,603	$132,603	$—	$—	$121,565	$121,565	$121,565	$—	$—
Liabilities:
Long-term debt (including current portion of long-term debt)(5)	$9,347,051	$9,859,266	$—	$9,859,266	$—	$8,478,473	$8,895,009	$—	$8,895,009	$—
Total Liabilities	$9,347,051	$9,859,266	$—	$9,859,266	$—	$8,478,473	$8,895,009	$—	$8,895,009	$—
___________________________________

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

(3)	Inputs that are unobservable. The Company did not use any Level 3 inputs as of December 31, 2016 and December 31, 2015.

(4)	Consists of cash and marketable securities with original maturities of less than 90 days.

(5)	Consists of unsecured revolving credit facilities, senior notes, senior debentures and term loans. Does not include our capital lease obligations.

Other Financial Instruments
The carrying amounts of accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value at December 31, 2016 and December 31, 2015.
Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company's financial instruments recorded at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2016 Using				Fair Value Measurements at December 31, 2015 Using
Description	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Derivative financial instruments(4)	$19,397	$—	$19,397	$—	$134,574	$—	$134,574	$—
Investments(5)	$3,576	3,576	—	—	$3,965	3,965	—	—
Total Assets	$22,973	$3,576	$19,397	$—	$138,539	$3,965	$134,574	$—
Liabilities:
Derivative financial instruments(6)	$373,497	$—	$373,497	$—	$1,044,292	$—	$1,044,292	$—
Total Liabilities	$373,497	$—	$373,497	$—	$1,044,292	$—	$1,044,292	$—
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

(3)	Inputs that are unobservable. The Company did not use any Level 3 inputs as of December 31, 2016 and December 31, 2015.

(4)	Consists of foreign currency forward contracts, interest rate swaps and fuel swaps. Please refer to the "Fair Value of Derivative Instruments" table for breakdown by instrument type.

(5)	Consists of exchange-traded equity securities and mutual funds reported within Other assets in our consolidated balance sheets.

(6)	Consists of foreign currency forward contracts, interest rate swaps and fuel swaps. Please refer to the "Fair Value of Derivative Instruments" table for breakdown by instrument type.
The reported fair values are based on a variety of factors and assumptions. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of December 31, 2016 or December 31, 2015, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 2016, we purchased Ocean Adventures. The acquisition was accounted for as a business purchase combination using the purchase method of accounting which requires the use of fair value measurements. The business combination, including purchase transaction and assets acquired, was immaterial to our consolidated financial statements. For goodwill attributable to the purchase, refer to Note 3. Goodwill.
The following table presents information about the Company's goodwill, indefinite-life intangible assets and long-lived assets for our Pullmantur reporting unit, further discussed in Note 3. Goodwill and Note 4. Intangible Assets, recorded at fair value on a nonrecurring basis (in thousands):

	Fair Value Measurements at December 31, 2015 Using
Description	Total Carrying Amount	Total Fair Value	Level 3	Total Impairment
Pullmantur Goodwill (1)	$—	$—	—	$123,814
Indefinite-life intangible asset-Pullmantur trademarks and trade names (2)	$—	$—	—	$174,285
Long-lived assets — Pullmantur aircraft and vessels (3)	$140,846	$140,846	$140,846	$113,168
Total	$140,846	$140,846	$140,846	$411,267
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

The following table presents information about the Company’s offsetting of financial assets under master netting agreements with derivative counterparties:

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of December 31, 2016				As of December 31, 2015
	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Received	Net Amount of Derivative Assets
(In thousands)
Derivatives subject to master netting agreements	$19,397	$(19,397)	$—	$—	$134,574	$(129,815)	$—	$4,759
Total	$19,397	$(19,397)	$—	$—	$134,574	$(129,815)	$—	$4,759

The following table presents information about the Company’s offsetting of financial liabilities under master netting agreements with derivative counterparties:

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of December 31, 2016				As of December 31, 2015
	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Pledged	Net Amount of Derivative Liabilities
(In thousands)
Derivatives subject to master netting agreements	$(373,497)	$19,397	$7,213	$(346,887)	$(1,044,292)	$129,815	$—	$(914,477)
Total	$(373,497)	$19,397	$7,213	$(346,887)	$(1,044,292)	$129,815	$—	$(914,477)
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

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates to our long-term debt obligations including future interest payments. At December 31, 2016, approximately 40.5% of our long-term debt was effectively fixed as compared to 31.2% as of December 31, 2015. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Market risk associated with our long-term fixed rate debt is the potential increase in fair value resulting from a decrease in interest rates. We use interest rate swap agreements that effectively convert a portion of our fixed-rate debt to a floating-rate basis to manage this risk. At December 31, 2016 and December 31, 2015, we maintained interest rate swap agreements on the following fixed-rate debt instruments:

Debt Instrument	Swap Notional as of December 31, 2016 (In thousands)	Maturity	Debt Fixed Rate	Swap Floating Rate: LIBOR plus	All-in Swap Floating Rate as of December 31, 2016
Oasis of the Seas term loan	$175,000	October 2021	5.41%	3.87%	5.13%
Unsecured senior notes	650,000	November 2022	5.25%	3.63%	4.54%
	$825,000

These interest rate swap agreements are accounted for as fair value hedges.

Market risk associated with our long-term floating rate debt is the potential increase in interest expense from an increase in interest rates. We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage this risk. At December 31, 2016 and December 31, 2015, we maintained interest rate swap agreements on the following floating-rate debt instruments:

Debt Instrument	Swap Notional as of December 31, 2016 (In thousands)	Maturity	Debt Floating Rate		All-in Swap Fixed Rate
Celebrity Reflection term loan	$436,333	October 2024	LIBOR plus	0.40%	2.85%
Quantum of the Seas term loan	612,500	October 2026	LIBOR plus	1.30%	3.74%
Anthem of the Seas term loan	634,375	April 2027	LIBOR plus	1.30%	3.86%
Ovation of the Seas term loan	795,417	April 2028	LIBOR plus	1.00%	3.16%
Harmony of the Seas term loan (1)	701,056	May 2028	EURIBOR plus	1.15%	2.26%
	$3,179,681

(1) Interest rate swap agreements hedging the Euro-denominated term loan for Harmony of the Seas include EURIBOR zero-floors matching the hedged debt EURIBOR zero-floor. Amount presented is based on the exchange rate as of December 31, 2016.

These interest rate swap agreements are accounted for as cash flow hedges.
The notional amount of interest rate swap agreements related to outstanding debt and on our current unfunded financing arrangements as of December 31, 2016 and 2015 was $4.0 billion and $4.3 billion, respectively.
Foreign Currency Exchange Rate Risk
Derivative Instruments
Our primary exposure to foreign currency exchange rate risk relates to our ship construction contracts denominated in Euros, our foreign currency denominated debt and our international business operations. We enter into foreign currency forward contracts, collar options and cross currency swap agreements to manage portions of the exposure to movements in foreign currency exchange rates. As of December 31, 2016, the aggregate cost of our ships on order, not including the TUI Cruises' ships on order and those subject to conditions to effectiveness, was approximately $8.4 billion, of which we had deposited $316.1 million as of such date. Approximately 66.7% and 58.2% of the aggregate cost of the ships under construction was exposed to fluctuations in the Euro exchange rate at December 31, 2016 and 2015, respectively. The majority of our foreign currency forward contracts, collar options and cross currency swap agreements are accounted for as cash flow, fair value or net investment hedges depending on the designation of the related hedge.
On a regular basis, we enter into foreign currency forward contracts and, from time to time, we utilize cross-currency swap agreements to minimize the volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

currency other than our functional currency or the functional currencies of our foreign subsidiaries. During the fourth quarter of 2016, we maintained an average of approximately $642.4 million of these foreign currency forward contracts. These instruments are not designated as hedging instruments. In 2016, 2015 and 2014 changes in the fair value of the foreign currency forward contracts were losses of approximately $51.1 million, $55.5 million and $48.6 million, respectively, which offset gains arising from the remeasurement of monetary assets and liabilities denominated in foreign currencies in those same years of $39.8 million, $34.6 million and $49.5 million, respectively. These changes were recognized in earnings within Other income (expense) in our consolidated statements of comprehensive income (loss).
The notional amount of outstanding foreign exchange contracts, including our forward contracts and collar options, as of December 31, 2016 and 2015 was $1.3 billion and $2.4 billion, respectively.
Non-Derivative Instruments
We also address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries' and investments' functional currencies and designating it as a hedge of these subsidiaries and investments. We had designated debt as a hedge of our net investments in TUI Cruises of approximately €295.0 million, or approximately $311.2 million, through December 31, 2016. As of December 31, 2015, no debt was designated as a hedge of our net investments in Pullmantur and TUI Cruises.
Fuel Price Risk
Our exposure to market risk for changes in fuel prices relates primarily to the consumption of fuel on our ships. We use fuel swap agreements to mitigate the financial impact of fluctuations in fuel prices.
Our fuel swap agreements are accounted for as cash flow hedges. At December 31, 2016, we have hedged the variability in future cash flows for certain forecasted fuel transactions occurring through 2020. As of December 31, 2016 and 2015, we had the following outstanding fuel swap agreements:

	Fuel Swap Agreements
	As of December 31, 2016	As of December 31, 2015
	(metric tons)
2016	—	930,000
2017	799,065	854,000
2018	616,300	583,000
2019	521,000	231,000
2020	306,500	—

	Fuel Swap Agreements
	As of December 31, 2016	As of December 31, 2015
	(% hedged)
Projected fuel purchases for year:
2016	—	65%
2017	60%	59%
2018	44%	40%
2019	35%	15%
2020	20%	—%
At December 31, 2016 and 2015, $138.5 million and $321.0 million, respectively, of estimated unrealized net loss associated with our cash flow hedges pertaining to fuel swap agreements were expected to be reclassified to earnings from Accumulated other comprehensive loss within the next 12 months. Reclassification is expected to occur as the result of fuel consumption associated with our hedged forecasted fuel purchases.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value and line item caption of derivative instruments recorded within our consolidated balance sheets were as follows:

	Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of December 31, 2016	As of December 31, 2015	Balance Sheet Location	As of December 31, 2016	As of December 31, 2015
		Fair Value	Fair Value		Fair Value	Fair Value
(In thousands)
Derivatives designated as hedging instruments under ASC 815-20(1)
Interest rate swaps	Other assets	$5,246	$—	Other long-term liabilities	$57,679	$67,371
Foreign currency forward contracts	Derivative financial instruments	—	93,996	Derivative financial instruments	5,574	320,873
Foreign currency forward contracts	Other assets	—	—	Other long-term liabilities	68,165	—
Fuel swaps	Derivative financial instruments	—	—	Derivative financial instruments	129,486	307,475
Fuel swaps	Other assets	13,608	—	Other long-term liabilities	95,125	325,055
Total derivatives designated as hedging instruments under ASC 815-20		18,854	93,996		356,029	1,020,774
Derivatives not designated as hedging instruments under ASC 815-20
Foreign currency forward contracts	Derivative Financial Instruments	—	32,339	Derivative financial instruments	—	—
Fuel swaps	Derivative financial instruments	—	8,239	Derivative financial instruments	11,532	23,518
Fuel swaps	Other assets	543	—	Other long-term liabilities	5,936	—
Total derivatives not designated as hedging instruments under ASC 815-20		543	40,578		17,468	23,518
Total derivatives		$19,397	$134,574		$373,497	$1,044,292
___________________________________

(1)	Accounting Standard Codification 815-20 "Derivatives and Hedging."
The carrying value and line item caption of non-derivative instruments designated as hedging instruments recorded within our consolidated balance sheets were as follows:

		Carrying Value
Non-derivative instrument designated as hedging instrument under ASC 815-20	Balance Sheet Location	As of December 31, 2016	As of December 31, 2015
(In thousands)
Foreign currency debt	Current portion of long-term debt	$61,601	$—
Foreign currency debt	Long-term debt	249,624	—
		$311,225	$—
The effect of derivative instruments qualifying and designated as hedging instruments and the related hedged items in fair value hedges on the consolidated statements of comprehensive income (loss) was as follows:

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Location of Gain (Loss) Recognized in Income on Derivative and Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative		Amount of Gain (Loss) Recognized in Income on Hedged Item
Derivatives and Related Hedged Items under ASC 815-20 Fair Value Hedging Relationships		Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2016	Year Ended December 31, 2015
(In thousands)
Interest rate swaps	Interest expense, net of interest capitalized	$7,448	$11,276	$7,203	$15,743
Interest rate swaps	Other income (expense)	(3,625)	10,779	5,072	(7,533)
		$3,823	$22,055	$12,275	$8,210
The effect of derivative instruments qualifying and designated as cash flow hedging instruments on the consolidated financial statements was as follows:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness testing)
Derivatives under ASC 815-20 Cash Flow Hedging Relationships	Year Ended December 31, 2016	Year Ended December 31, 2015		Year Ended December 31, 2016	Year Ended December 31, 2015		Year Ended December 31, 2016	Year Ended December 31, 2015
(In thousands)
Interest rate swaps	(31,049)	(52,602)	Interest expense	(41,480)	(36,401)	Other income (expense)	—	38
Foreign currency forward contracts	(51,092)	(141,470)	Depreciation and amortization expenses	(8,114)	(2,871)	Other income (expense)	—	—
Foreign currency forward contracts	—	—	Other income (expense)	(14,342)	7,580	Other income (expense)	(59)	—
Foreign currency forward contracts	—	—	Other indirect operating expenses	(207)	—	Other income (expense)	—	—
Foreign currency collar options	—	(64,559)	Depreciation and amortization expenses	(2,408)	(1,605)	Other income (expense)	—	—
Fuel swaps	—	—	Other income (expense)	13,685	(9,583)	Other income (expense)	—	—
Fuel swaps	156,139	(439,040)	Fuel	(284,384)	(248,744)	Other income (expense)	(751)	(487)
	$73,998	$(697,671)		$(337,250)	$(291,624)		$(810)	$(449)

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effect of non-derivative instruments qualifying and designated as net investment hedging instruments on the consolidated financial statements was as follows:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)		Location of Gain (Loss) in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Non-derivative instruments under ASC 815-20 Net Investment Hedging Relationships	Year Ended December 31, 2016	Year Ended December 31, 2015		Year Ended December 31, 2016	Year Ended December 31, 2015
(In thousands)
Foreign Currency Debt	$20,295	$8,955	Other income (expense)	$—	$—
	$20,295	$8,955		$—	$—
The effect of derivatives not designated as hedging instruments on the consolidated financial statements was as follows:

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments under ASC 815-20	Location of Gain (Loss) Recognized in Income on Derivatives	Year Ended December 31, 2016	Year Ended December 31, 2015
(In thousands)
Foreign currency forward contracts	Other income (expense)	$(51,029)	$(55,489)
Fuel swaps	Other income (expense)	(1,000)	(175)
		$(52,029)	$(55,664)
Credit Related Contingent Features
Our current interest rate derivative instruments may require us to post collateral if our Standard & Poor's and Moody's credit ratings remain below specified levels. Generally, if on the fifth anniversary of executing a derivative instrument or on any succeeding fifth-year anniversary our credit ratings for our senior unsecured debt were to be rated below BBB- by Standard & Poor's and Baa3 by Moody's, then the counterparty may periodically demand that we post collateral in an amount equal to the difference between (i) the net market value of all derivative transactions with such counterparty that have reached their fifth year anniversary, to the extent negative, and (ii) the applicable minimum call amount.
The amount of collateral required to be posted following such event will change as, and to the extent, our net liability position increases or decreases by more than the applicable minimum call amount. If our credit rating for our senior unsecured debt is subsequently equal to, or above BBB- by Standard & Poor's or Baa3 by Moody's, then any collateral posted at such time will be released to us and we will no longer be required to post collateral unless we meet the collateral trigger requirement at the next fifth-year anniversary. Currently, our senior unsecured debt credit rating is BB+ with a positive outlook by Standard & Poor's and Ba1 with a positive outlook by Moody's. We currently have seven interest rate derivative hedges that have a term of at least five years. As of December 31, 2016, two of these instruments had reached their fifth anniversary and, accordingly, we posted $7.2 million in collateral as of such date.
During the next 12 months, two more of our interest rate derivative hedges will reach their fifth anniversary. If each of these two interest rate hedges had already reached its fifth anniversary as of December 31, 2016, our maximum collateral exposure would have been $22.8 million. Similarly, our maximum collateral exposure as of December 31, 2015, would have been $14.6 million if all hedges scheduled to reach their fifth anniversary date within one year had instead reached their fifth anniversary as of December 31, 2015.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Commitments and Contingencies
Capital Expenditures
Our future capital commitments consist primarily of new ship orders. As of December 31, 2016, we had two Quantum-class ships and two Oasis-class ships on order for our Royal Caribbean International brand with an aggregate capacity of approximately 19,200 berths. Additionally, we have four "Project Edge" ships on order for our Celebrity Cruises brand with an aggregate capacity of approximately 11,600 berths. The following provides further information on our ship orders:
During 2016, we entered into credit agreements for the unsecured financing of our first two "Project Edge" ships for up to 80% of each ship’s contract price through facilities to be guaranteed 100% by COFACE, the official export credit agency of France. The ships will each have a capacity of approximately 2,900 berths and are expected to enter service in the fourth quarter of 2018 and the first half of 2020, respectively. Under these financing arrangements, we have the right, but not the obligation, to satisfy the obligations to be incurred upon delivery and acceptance of each vessel under the shipbuilding contract by assuming, at delivery and acceptance, the debt indirectly incurred by the shipbuilder during the construction of each ship. The maximum loan amount under each facility is not to exceed the United States dollar equivalent of €622.6 million and €652.6 million, or approximately $656.8 million and $688.5 million, respectively, based on the exchange rate at December 31, 2016, for the first "Project Edge" ship delivery and the second "Project Edge" ship delivery, respectively. The loans will amortize semi-annually and will mature 12 years following delivery of each ship. Interest on the loans will accrue at a fixed rate of 3.23%.

During 2016, we entered into agreements with STX France to build the fifth Oasis-class ship for Royal Caribbean International and a third and fourth "Project Edge" ship for Celebrity Cruises. We received commitments for the unsecured financing of the ships for up to 80% of the ship’s contract price through a facility to be guaranteed 100% by COFACE. The ships are expected to enter service during the second quarter of 2021, and fourth quarters of each of 2021 and 2022, respectively.

In October 2016, we signed a memorandum of understanding with Meyer Turku to build two ships of a new generation of ships for Royal Caribbean International, known as "Project Icon," which are expected to enter service in the second quarters of 2022 and 2024, respectively. While the design is still being finalized, each ship will likely accommodate approximately 5,000 guests. These orders are contingent upon completion of conditions precedent, including documentation and financing.

During 2015, we entered into a credit agreement for the unsecured financing of the fourth Oasis-class ship for Royal Caribbean International for up to 80% of the ship’s contract price through a facility to be guaranteed 100% by COFACE. The ship will have a capacity of approximately 5,450 berths and is expected to enter service in the first quarter of 2018. Under the financing arrangement, we have the right, but not the obligation, to satisfy the obligations to be incurred upon delivery and acceptance of the vessel under the shipbuilding contract by assuming, at delivery and acceptance, the debt indirectly incurred by the shipbuilder during the construction of the ship. The maximum loan amount under the facility is not to exceed the United States dollar equivalent of €931.2 million, or approximately $982.4 billion, based on the exchange rate at December 31, 2016. The loan will amortize semi-annually and will mature 12 years following delivery of the ship. Interest on the loan will accrue at a fixed rate of 3.82%. In 2017, we amended the €931.2 million credit agreement, increasing the maximum facility amount to approximately €1.0 billion.

In 2015, we entered into agreements with Meyer Werft to build the fourth and fifth Quantum-class ships for Royal Caribbean International. In 2015, we received credit agreements for the unsecured financing of the ships for up to 80% of each of the ship’s contract price. Hermes has agreed to guarantee to the lenders payment of 95% of the financing. The ships will each have a capacity of approximately 4,150 berths and is expected to enter service in the second quarter of 2019 and the fourth quarter of 2020, respectively. These credit agreements make available to us unsecured term loans in an amount up to the US dollar equivalent of €762.9 million and €777.5 million, or approximately $804.9 million and $820.3 million, respectively, based on the exchange rate at December 31, 2016. The loan amortizes semi-

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

annually and will mature 12 years following delivery of the ship. At our election, prior to the ship delivery, interest on the loans will accrue either (1) at a fixed rate of 3.45% (inclusive of the applicable margin) or (2) at a floating rate equal to LIBOR plus 0.95%.
As of December 31, 2016, the aggregate cost of our ships on order, not including the TUI Cruises' ships on order and the "Project Icon" ships which remain subject to conditions of effectiveness, was approximately $8.4 billion, of which we had deposited $316.1 million as of such date. Approximately 66.7% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at December 31, 2016. (Refer to Note 14. Fair Value Measurements and Derivative Instruments).
Litigation
In April 2015, the Alaska Department of Environmental Conservation issued Notices of Violation to Royal Caribbean International and Celebrity Cruises seeking monetary penalties for alleged violations of the Alaska Marine Visible Emission Standards that occurred over the previous five years on certain of our vessels.  In February 2017, we settled all claims pursuant to a Compliance Order by Consent in which we agreed to pay an amount and perform certain remedial actions which,  individually and in the aggregate, are immaterial to our financial condition or results of operations and cash flows.
We are routinely involved in other claims typical within the cruise vacation industry. The majority of these claims are covered by insurance. We believe the outcome of such claims, net of expected insurance recoveries, will not have a material adverse impact on our financial condition or results of operations and cash flows.
Operating Leases
We are obligated under other noncancelable operating leases primarily for offices, warehouses and motor vehicles. As of December 31, 2016, future minimum lease payments under noncancelable operating leases were as follows (in thousands):

Year
2017	$20,749
2018	17,422
2019	15,603
2020	14,365
2021	9,770
Thereafter	231,888
$309,797
Total expense for all operating leases amounted to $29.0 million, $29.7 million and $52.0 million for the years 2016, 2015 and 2014, respectively.
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

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
At December 31, 2016, we have future commitments to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts as follows (in thousands):

Year
2017	$232,055
2018	162,434
2019	129,920
2020	103,013
2021	57,506
Thereafter	110,319
$795,247

Note 16. Restructuring Charges

For the years ended December 31, 2016 and December 31, 2014, we incurred restructuring charges of $8.5 million and $4.3 million, respectively, in connection with our profitability initiatives. For the year ended December 31, 2015, we did not incur restructuring charges.

2016 Profitability Initiatives:

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

The right-sizing strategy activities included the closing of Pullmantur's regional head office in Brazil, the redeployment of Pullmantur’s Empress to the Royal Caribbean International brand and personnel reorganization in Pullmantur's headquarters and CDF's office in France. The closure of the Brazil office and the personnel reorganization resulted in the recognition of a liability for one-time termination benefits during the twelve months ended December 31, 2016. We also incurred contract termination costs related to the closure of the Brazil office.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As a result of these actions, we incurred restructuring exit costs of $2.7 million for the year ended December 31, 2016 which are reported within Restructuring charges in our consolidated statements of comprehensive income (loss).

The following table summarizes our restructuring exit costs related to the above strategy (in thousands):

	Beginning Balance January 1, 2016	Accruals	Payments	Ending Balance December 31, 2016	Cumulative Charges Incurred
Termination benefits	$—	$2,587	$2,587	$—	$2,587
Contract termination costs	—	68	68	—	68
Other related costs	—	—	—	—	—
Total	$—	$2,655	$2,655	$—	$2,655

In connection with this strategy, we incurred approximately $3.6 million of other costs during the year ended December 31, 2016 that primarily consisted of costs associated with the redeployment of Pullmantur's Empress to the Royal Caribbean International brand that are reported within Cruise operating expenses, Depreciation and amortization expenses and Marketing, selling and administrative expenses in our consolidated statements of comprehensive income (loss). During 2016, we completed the restructuring activities related to this initiative.

In July 2016, we sold 51% of our interest in Pullmantur Holdings. In connection with the sale, we incurred approximately $4.9 million of other costs during the year ended December 31, 2016 that are reported within Cruise operating expenses and Marketing, selling and administrative expenses in our consolidated statements of comprehensive income (loss). Refer to Note 1. General for further information regarding this sale transaction.

Other Restructuring Initiatives

During 2016, we moved forward with certain other initiatives, including the closing of an international office in Brazil related to the Royal Caribbean International brand and personnel reorganization in our corporate offices. These initiatives resulted in restructuring costs of $5.8 million for the year ended December 31, 2016. The restructuring costs are mainly due to the recognition of a liability for one-time termination benefits. During 2016, we completed the restructuring activities related to these initiatives.

The following table summarizes our restructuring exit costs related to the above initiatives (in thousands):

	Beginning Balance January 1, 2016	Accruals	Payments	Ending Balance December 31, 2016	Cumulative Charges Incurred
Termination benefits	$—	$5,612	$2,851	$2,761	$5,612
Contract termination costs	—	15	15	—	15
Other related costs	—	170	3	167	170
Total	$—	$5,797	$2,869	$2,928	$5,797

2014 Profitability Initiatives:

Consolidation of Global Sales, Marketing, General and Administrative Structure

This initiative related to restructuring and consolidation of our global sales, marketing and general and administrative structure. Activities related to this initiative include the consolidation of most of our call centers located outside of the United States and the establishment of brand dedicated sales, marketing and revenue management teams in key priority markets. Activities related to this initiative commenced in 2013. For the year ended December 31, 2014, we incurred restructuring exit costs of $1.1 million mainly related to discretionary bonus payments paid to persons

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

whose positions were eliminated as part of our restructuring activities that are reported within Restructuring charges in our consolidated statements of comprehensive income (loss).

In connection with this initiative, we incurred approximately $7.4 million of other costs during 2014 that primarily consisted of call center transition costs and accelerated depreciation on lease hold improvements and are reported within Marketing, selling and administrative expenses and Depreciation and amortization expenses, respectively, in our consolidated statements of comprehensive income (loss). During 2014, we completed the restructuring activities related to this initiative.

Pullmantur Restructuring

Restructuring Exit Costs

In the fourth quarter of 2013, we moved forward with an initiative related to Pullmantur’s focus on its cruise business and its expansion in Latin America. Activities related to this initiative included the sale of Pullmantur's non-core businesses. This resulted in the recognition of a liability for one-time termination benefits and we also incurred contract termination costs and other related costs consisting of legal and consulting fees to implement this initiative.

As a result of these actions, we incurred restructuring exit costs of $3.2 million for the year ended December 31, 2014 which are reported within Restructuring charges in our consolidated statements of comprehensive income (loss).

In connection with this initiative, we incurred approximately $8.9 million of other costs during 2014, associated with placing operating management closer to the Latin American market that are reported within Marketing, selling and administrative expenses in our consolidated statements of comprehensive income (loss). During 2014, we completed the restructuring activities related to this initiative.

Sale of Pullmantur Non-core Businesses

As part of our Pullmantur related initiatives, on March 31, 2014, Pullmantur sold the majority of its interest in its non-core businesses. These non-core businesses included Pullmantur’s land-based tour operations, travel agency and 49% interest in its air business. In connection with the sale agreement, we retained a 19% interest in each of the non-core businesses as well as 100% ownership of the aircraft which are being dry leased to Pullmantur Air. Consistent with our Pullmantur two-month lag reporting period at the time, we reported the impact of the sale in the second quarter of 2014. Refer to Note 1. General for information on the basis on which we prepare our consolidated financial statements.

The sale resulted in a gain of $0.6 million recognized during the year ended December 31, 2014, inclusive of the release of cumulative translation adjustment losses, which was reported within Other operating expenses in our consolidated statements of comprehensive income (loss). Refer to Note 13. Changes in Accumulated Other Comprehensive Income (Loss) for further information on the release of the foreign currency translation losses.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Quarterly Selected Financial Data (Unaudited)

	(In thousands, except per share data)
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2016	2015	2016	2015	2016	2015	2016	2015
Total revenues(1)	$1,917,795	$1,815,599	$2,105,262	$2,058,322	$2,563,741	$2,523,100	$1,909,603	$1,902,053
Operating income(2)	$163,127	$105,682	$282,273	$261,297	$734,963	$258,005	$296,842	$249,918
Net income(2)(3)(4)	$99,140	$45,230	$229,905	$184,967	$693,257	$228,787	$261,086	$206,799
Earnings per share:
Basic	$0.46	$0.21	$1.07	$0.84	$1.04	$1.04	$1.22	$0.94
Diluted	$0.46	$0.20	$1.06	$0.84	$1.03	$1.03	$1.21	$0.95
Dividends declared per share	$0.375	$0.30	$0.375	$0.30	$0.48	$0.375	$0.48	$0.375
___________________________________

(1)	Our revenues are seasonal based on the demand for cruises. Demand is strongest for cruises during the Northern Hemisphere's summer months and holidays.

(2)	Amounts for the third quarter of 2015 include an impairment charge of $411.3 million to write down Pullmantur's goodwill, trademarks and trade names and certain long-lived assets to their fair value.

(3)	Amount for the first quarter of 2016 includes $21.7 million net loss related to the elimination of the Pullmantur reporting lag.

(4)	Amount for the third quarter of 2015 includes a tax benefit of $12.0 million related to the Pullmantur impairment. Refer to Note 12. Income Taxes for further information.