Form 10-Q
period 2017-03-31
ROYAL CARIBBEAN CRUISES LTD
filed 2017-04-28
CIK 884887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐	(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

There were 215,074,998 shares of common stock outstanding as of April 20, 2017.

ROYAL CARIBBEAN CRUISES LTD.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in thousands, except per share data)

	Quarter Ended March 31,
	2017	2016
Passenger ticket revenues	$1,418,223	$1,378,167
Onboard and other revenues	590,337	539,628
Total revenues	2,008,560	1,917,795
Cruise operating expenses:
Commissions, transportation and other	310,248	324,890
Onboard and other	105,994	103,654
Payroll and related	215,735	227,441
Food	121,211	121,510
Fuel	177,414	175,862
Other operating	245,222	288,221
Total cruise operating expenses	1,175,824	1,241,578
Marketing, selling and administrative expenses	317,465	302,326
Depreciation and amortization expenses	235,749	210,764
Operating Income	279,522	163,127
Other income (expense):
Interest income	6,252	2,720
Interest expense, net of interest capitalized	(80,317)	(65,446)
Equity investment income	11,880	21,026
Other expense (including a $21.7 million loss related to the 2016 elimination of the Pullmantur reporting lag)	(2,611)	(22,287)
	(64,796)	(63,987)
Net Income	$214,726	$99,140
Earnings per Share:
Basic	$1.00	$0.46
Diluted	$0.99	$0.46
Weighted-Average Shares Outstanding:
Basic	214,870	216,914
Diluted	215,813	217,869
Comprehensive Income
Net Income	$214,726	$99,140
Other comprehensive income (loss):
Foreign currency translation adjustments	2,342	6,648
Change in defined benefit plans	(641)	(3,512)
Gain on cash flow derivative hedges	22,461	2,737
Total other comprehensive income	24,162	5,873
Comprehensive Income	$238,888	$105,013

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of
	March 31,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$109,309	$132,603
Trade and other receivables, net	292,975	291,899
Inventories	108,427	114,087
Prepaid expenses and other assets	245,978	209,716
Total current assets	756,689	748,305
Property and equipment, net	19,860,696	20,161,427
Goodwill	288,470	288,386
Other assets	1,111,402	1,112,206
	$22,017,257	$22,310,324
Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$1,727,970	$1,285,735
Accounts payable	362,992	305,313
Accrued interest	91,372	46,166
Accrued expenses and other liabilities	634,009	692,322
Derivative financial instruments	153,820	146,592
Customer deposits	2,301,579	1,965,473
Total current liabilities	5,271,742	4,441,601
Long-term debt	6,841,403	8,101,701
Other long-term liabilities	637,282	645,610
Commitments and contingencies (Note 6)
Shareholders’ equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 235,079,606 and 234,613,486 shares issued, March 31, 2017 and December 31, 2016, respectively)	2,351	2,346
Paid-in capital	3,338,269	3,328,517
Retained earnings	7,971,840	7,860,341
Accumulated other comprehensive loss	(892,322)	(916,484)
Treasury stock (20,019,237 common shares at cost at March 31, 2017 and December 31, 2016)	(1,153,308)	(1,153,308)
Total shareholders’ equity	9,266,830	9,121,412
	$22,017,257	$22,310,324
.

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Three Months Ended March 31,
	2017	2016
Operating Activities
Net income	$214,726	$99,140
Adjustments:
Depreciation and amortization	235,749	210,764
Net deferred income tax expense	610	827
Gain on derivative instruments not designated as hedges	(13,812)	(14,455)
Share-based compensation expense	17,262	5,765
Equity investment income	(11,880)	(21,026)
Amortization of debt issuance costs	13,256	12,365
Gain on sale of property and equipment	(30,902)	—
Changes in operating assets and liabilities:
(Increase) decrease in trade and other receivables, net	(828)	10,094
Decrease in inventories	5,391	274
Increase in prepaid expenses and other assets	(32,083)	(54,441)
Increase in accounts payable	56,373	68,515
Increase in accrued interest	45,206	42,564
Decrease in accrued expenses and other liabilities	(57,344)	(54,871)
Increase in customer deposits	333,735	178,316
Dividends received from unconsolidated affiliates	27,997	791
Other, net	(6,930)	(6,726)
Net cash provided by operating activities	796,526	477,896
Investing Activities
Purchases of property and equipment	(122,783)	(249,840)
Cash received on settlement of derivative financial instruments	13,812	13,101
Cash received on loans to unconsolidated affiliates	5,011	7,104
Proceeds from the sale of property and equipment	230,000	—
Other, net	(2,440)	(7,111)
Net cash provided by (used in) investing activities	123,600	(236,746)
Financing Activities
Debt proceeds	1,006,000	1,519,000
Debt issuance costs	(10,383)	(22,566)
Repayments of debt	(1,840,402)	(1,382,270)
Purchases of treasury stock	—	(200,040)
Dividends paid	(102,942)	(162,890)
Proceeds from exercise of common stock options	2,100	1,345
Other, net	1,233	659
Net cash used in financing activities	(944,394)	(246,762)
Effect of exchange rate changes on cash	974	1,407
Net decrease in cash and cash equivalents	(23,294)	(4,205)
Cash and cash equivalents at beginning of period	132,603	121,565
Cash and cash equivalents at end of period	$109,309	$117,360
Supplemental Disclosure
Cash paid during the period for:
Interest, net of amount capitalized	$24,296	$18,670

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As used in this Quarterly Report on Form 10-Q, the terms “Royal Caribbean,” the “Company,” “we,” “our” and “us” refer to Royal Caribbean Cruises Ltd. and, depending on the context, Royal Caribbean Cruises Ltd.’s consolidated subsidiaries and/or affiliates. The terms “Royal Caribbean International,” “Celebrity Cruises,” and “Azamara Club Cruises” refer to our wholly-owned global cruise brands. Throughout this report, we also refer to regional brands in which we hold an ownership interest, including “TUI Cruises,” “Pullmantur” and “SkySea Cruises.” However, because these regional brands are unconsolidated investments, our operating results and other disclosures herein do not include these brands unless otherwise specified. In accordance with cruise vacation industry practice, the term “berths” is determined based on double occupancy per cabin even though many cabins can accommodate three or more passengers. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016, including the audited consolidated financial statements and related notes included therein.

This Quarterly Report on Form 10-Q also includes trademarks, trade names and service marks of other companies.  Use or display by us of other parties’ trademarks, trade names or service marks is not intended to and does not imply a relationship with, or endorsement or sponsorship of us by, these other parties other than as described herein.

Note 1. General

Description of Business

We are a global cruise company.  As of March 31, 2017, we own and operate three global cruise brands: Royal Caribbean International, Celebrity Cruises and Azamara Club Cruises (collectively, our "Global Brands"). We also own a 50% joint venture interest in the German brand TUI Cruises, a 49% interest in the Spanish brand Pullmantur and have a minority interest in the Chinese brand SkySea Cruises (collectively, our "Partner Brands"). We account for our investments in our Partner Brands under the equity method of accounting.

Prior to August 2016, Pullmantur Holdings S.L. ("Pullmantur Holdings"), the parent company of the Pullmantur brand (formerly known as Royal Caribbean Holdings de España S.L.), was wholly owned by us. Effective July 31, 2016, we sold 51% of our interest in Pullmantur Holdings. We retain a 49% interest in Pullmantur Holdings as well as full ownership of the four vessels currently operated by the Pullmantur brand under bareboat charter arrangements. We account for the bareboat charters of the vessels to Pullmantur Holdings as operating leases. We also provide certain ship management services and other related services to Pullmantur Holdings.

Basis for Preparation of Consolidated Financial Statements

The unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Estimates are required for the preparation of financial statements in accordance with these principles. Actual results could differ from these estimates. Refer to Note 2. Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of our significant accounting policies.

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

Prior to January 1, 2016, we consolidated the operating results of Pullmantur Holdings on a two-month reporting lag to allow for more timely preparation of our consolidated financial statements. Effective January 1, 2016, we eliminated the two-month reporting lag to reflect Pullmantur Holding's financial position, results of operations and cash flows concurrently and consistently with the fiscal calendar of the Company (the "elimination of the Pullmantur reporting lag"). The elimination of the Pullmantur reporting lag represented a change in accounting principle which we believed to be preferable because it provided more current information to the users of our financial statements. A change in accounting principle requires retrospective application, if material. The impact of the elimination of the reporting lag was immaterial to prior periods and was immaterial for our fiscal year ended December 31, 2016. As a result, we have accounted for this change in accounting principle in our consolidated results for the first quarter of 2016. Accordingly, the results of Pullmantur Holdings for November and December 2015 are included in our statement of comprehensive income (loss) for the three months ended March 31, 2016. The effect of this change was a decrease to net income of $21.7 million, which has been reported within Other expense in our consolidated statements of comprehensive income (loss) for the three months ended March 31, 2016.

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

Classification of Certain Cash Receipts and Cash Payments

In August 2016, amended GAAP guidance was issued to clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are aimed at reducing the existing diversity in practice. The guidance should be applied using a retrospective transition method to each period presented and will be effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. We intend to adopt the guidance on the date of initial application, January 1, 2018. The adoption of this newly issued guidance is not expected to have a material impact to our consolidated financial statements.

Intra-Entity Transfers of Assets Other Than Inventory

In October 2016, amended GAAP guidance was issued that requires the income tax consequences of an intra-entity transfer of an asset, other than inventory, to be recognized at the time that the transfer occurs, rather than when the asset is sold to an outside party. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual period for which financial statements have not been issued. The guidance is required to be adopted retrospectively by recording a cumulative-effect adjustment to retained earnings as of the beginning of the adoption period. The adoption of this newly issued guidance is not expected to have a material impact to our consolidated financial statements.

Other

Revenues and expenses include port costs that vary with guest head counts. The amounts of such port costs included in Passenger ticket revenues on a gross basis were $134.5 million and $144.4 million for the first quarters of 2017 and 2016, respectively.

Reclassifications

For the three months ended March 31, 2016, restructuring charges of $0.3 million, have been reclassified into Marketing, selling and administrative expenses in the consolidated statements of comprehensive income (loss) in order to conform to the current year presentation.

For the three months ended March 31, 2016, share-based compensation expense of $5.8 million, equity investment income of $21.0 million and amortization of debt issuance costs of $6.7 million, have been reclassified in the consolidated statements of cash flows from Other, net to Share-based compensation expense, Equity investment income and Amortization of debt issuance costs, respectively, within Net cash provided by operating activities in order to conform to the current year presentation.

For the three months ended March 31, 2016, amortization of debt issuance costs of $3.9 million and $1.8 million, have been reclassified from Increase in prepaid expenses and other assets and from Decrease in accrued expenses and other liabilities, respectively, in the consolidated statements of cash flows to Amortization of debt issuance costs, within Net cash provided by operating activities in order to conform to the current year presentation.

Additionally, for the three months ended March 31, 2016, $0.8 million has been reclassified in the consolidated statements of cash flows from Other, net to Dividends received from unconsolidated affiliates within Net cash provided by operating activities in order to conform to the current year presentation.

Note 3. Earnings Per Share

A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Quarter Ended March 31,
	2017	2016
Net income for basic and diluted earnings per share	$214,726	$99,140
Weighted-average common shares outstanding	214,870	216,914
Dilutive effect of stock options, performance share awards and restricted stock awards	943	955
Diluted weighted-average shares outstanding	215,813	217,869
Basic earnings per share	$1.00	$0.46
Diluted earnings per share	$0.99	$0.46

There were no antidilutive shares for the quarters ended March 31, 2017 and March 31, 2016.

Note 4. Property and Equipment

In March 2017, we sold Legend of the Seas to an affiliate of TUI AG, our joint venture partner in TUI Cruises. The sale resulted in a gain of $30.9 million and is reported in Other operating within Cruise operating expenses in our consolidated statements of comprehensive income (loss).

In April 2016, we sold Splendour of the Seas to TUI Cruises. Concurrent with the acquisition, TUI Cruises leased the ship to the same TUI AG affiliate mentioned above, which now operates the ship. The gain recognized did not have a material effect to our consolidated financial statements and was also reported in Other operating within Cruise operating expenses in our consolidated statements of comprehensive income (loss).

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

We have determined that TUI Cruises GmbH, our 50%-owned joint venture, which operates the brand TUI Cruises, is a VIE. As of March 31, 2017, the net book value of our investment in TUI Cruises was approximately $514.7 million, consisting of $324.0 million in equity and a loan of $190.7 million. As of December 31, 2016, the net book value of our investment in TUI Cruises was approximately $515.9 million, consisting of $323.5 million in equity and a loan of $192.4 million. The loan, which was made in connection with the sale of Splendour of the Seas in April 2016, accrues interest at a rate of 6.25% per annum and is payable over 10 years. This loan is 50% guaranteed by TUI AG, our joint venture partner in TUI Cruises, and is secured by a first priority mortgage on the ship. Refer to Note 4. Property and Equipment for further information. The majority of these amounts were included within Other assets in our consolidated balance sheets.

 In addition, we and TUI AG have each guaranteed the repayment by TUI Cruises of 50% of a bank loan. As of March 31, 2017, the outstanding principal amount of the loan was €111.0 million, or approximately $118.7 million based on the exchange rate at March 31, 2017. While this loan matures in May 2022, the lenders have agreed to release each shareholder's guarantee in 2018. The loan amortizes quarterly and is secured by first mortgages on the Mein Schiff 1 and Mein Schiff 2 vessels. Based on current facts and circumstances, we do not believe potential obligations under our guarantee of this bank loan are probable.

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

We have determined that Pullmantur Holdings, in which we have a 49% noncontrolling interest, is a VIE for which we are not the primary beneficiary, as we do not have the power to direct the activities that most significantly impact the entity's economic performance. Accordingly, following the sale of our 51% interest in Pullmantur Holdings to Springwater Capital LLC ("Springwater"), we do not consolidate this entity and we account for this investment under the equity method of accounting. As of March 31, 2017 and December 31, 2016, the net book value of our investment in Pullmantur Holdings was immaterial to our consolidated financial statements.

In conjunction with the sale, we provided a non-revolving working capital facility to a Pullmantur Holdings subsidiary in the amount of up to €15.0 million or approximately $16.0 million based on the exchange rate at March 31, 2017. Proceeds of the facility, which may be drawn through July 2018, will bear interest at the rate of 6.5% per annum and are payable through 2022. Springwater has guaranteed repayment of 51% of the outstanding amounts under the facility. As of March 31, 2017, no amounts had been drawn on this facility.

We have determined that Grand Bahama Shipyard Ltd. (“Grand Bahama”), a ship repair and maintenance facility in which we have a 40% noncontrolling interest, is a VIE. This facility serves cruise and cargo ships, oil and gas tankers and offshore units.  We utilize this facility, among other ship repair facilities, for our regularly scheduled drydocks and certain emergency repairs as may be required. During the quarter ended March 31, 2017, we made payments of $1.7 million to Grand Bahama for ship repair and maintenance services. We have determined that we are not the primary beneficiary of this facility as we do not have the power to direct the activities that most significantly impact the facility’s economic performance. Accordingly, we do not consolidate this entity and we account for this investment under the equity method of accounting. As of March 31, 2017, the net book value of our investment in Grand Bahama was approximately $50.0 million, consisting of $26.5 million in equity and a loan of $23.5 million. As of December 31, 2016, the net book value of our investment in Grand Bahama was approximately $47.0 million, consisting of $23.2 million in equity and a loan of $23.8 million. These amounts represent our maximum exposure to loss related to our investment in Grand Bahama. Our debt agreement with Grand Bahama was amended during the quarter ended March 31, 2016 to extend the maturity by 10 years and increase the applicable interest rate to the lower of (i) LIBOR plus 3.50% and (ii) 5.5%. Interest payable on the loan is due on a semi-annual basis. We continue to classify the loan, as modified, as non-accrual status. The loan balance is included within Other assets in our consolidated balance sheets. We monitor credit risk associated with the loan through our participation on Grand Bahama’s board of directors along with our review of Grand Bahama’s financial statements and projected cash flows. Based on this review, we believe the risk of loss associated with the outstanding loan is not probable as of March 31, 2017.

We have determined that Skysea Holding International Ltd. ("Skysea Holding"), in which we have a 35% noncontrolling interest, is a VIE for which we are not the primary beneficiary, as we do not have the power to direct the activities that most significantly impact the entity's economic performance. Accordingly, we do not consolidate this entity and we account for this investment under the equity method of accounting. In December 2014, we and Ctrip.com International Ltd, which also owns 35% of Skysea Holding, each provided a debt facility to a wholly owned subsidiary of Skysea Holding in the amount of $80.0 million. Interest under these facilities, which mature in January 2030, currently accrues at a rate of 6.5% per annum with an increase of at least 0.5% every two years through maturity. The facilities, which are pari passu to each other, are each 100% guaranteed by Skysea Holding and are secured by first priority mortgages on the ship, Golden Era. As of March 31, 2017, the net book value of our investment in Skysea Holding and its subsidiaries was approximately $93.7 million, consisting of $6.1 million in equity and loans of $87.6 million. As of December 31, 2016, the net book value of our investment in Skysea Holding and its subsidiaries was approximately $95.4 million, consisting of $9.2 million in equity and a loan of $86.2 million. The majority of these amounts were included within Other assets in our consolidated balance sheets and represent our maximum exposure to loss related to our investment in Skysea Holding.

In April 2017, we made an additional equity investment of $7.1 million in Skysea Holding. This contribution was made in compliance with scheduled installments under a funding arrangement in which three of the entity's investors have agreed to contribute a total of $30.0 million in proportion to their equity interest. Subsequent to March 31, 2017, RCL's non-controlling equity interest in Skysea Holding has increased from 35% to 36% as a result of its participation in the funding arrangement.

The following table sets forth information regarding our investments accounted for under the equity method of accounting, including the entities discussed above, (in thousands):

	Quarter Ended March 31, 2017	Quarter Ended March 31, 2016
Share of equity income from investments	$11,880	$21,026
Dividends received	$27,997	$791

We also provide ship management services to TUI Cruises GmbH, Pullmantur Holdings and Skysea Holding. Additionally, we bareboat charter to Pullmantur the vessels currently operated by its brands, which were retained by us. We recorded the following as it relates to these services in our operating results within our consolidated statements of comprehensive income (loss) (in thousands):

	Quarter Ended March 31, 2017	Quarter Ended March 31, 2016
Revenues	$12,615	$4,391
Expenses	$3,713	$3,501

Note 6. Commitments and Contingencies

Ship Purchase Obligations

Our future capital commitments consist primarily of new ship orders. As of March 31, 2017, we had two Quantum-class ships and two Oasis-class ships on order for our Royal Caribbean International brand with an aggregate capacity of approximately 19,200 berths. Additionally, as of March 31, 2017, we have four "Project Edge" ships on order for our Celebrity Cruises brand with an aggregate capacity of approximately 11,600 berths.

In April 2017, we signed conditional agreements with Meyer Turku to build two ships of a new generation of ships for Royal Caribbean International, known as “Project Icon”. These ships, which have an aggregate capacity of approximately 11,300 berths, are expected to be delivered in the second quarters of 2022 and 2024. Our agreements with Meyer Turku are contingent upon completion of conditions precedent, including financing.

As of March 31, 2017, the aggregate cost of our ships on order, not including the TUI Cruises' ships on order and the Project Icon ships, was approximately $8.5 billion, of which we had deposited $316.3 million as of such date. Approximately 60.5% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at March 31, 2017. Refer to Note 9. Fair Value Measurements and Derivative Instruments for further information.

Litigation

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2016, we settled in February 2017 all claims by the Alaska Department of Environmental Conservation for alleged violations of the Alaska Marine Visible Emissions Standards. Pursuant to this settlement, we agreed to pay an amount and perform certain remedial actions which, individually and in the aggregate, are immaterial to our financial condition or results of operations and cash flows.

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

Note 7. Shareholders’ Equity

During the first quarter of 2017, we declared a cash dividend on our common stock of $0.48 per share which was paid in April 2017. During the first quarter of 2017, we also paid a cash dividend on our common stock of $0.48 per share which was declared during the fourth quarter of 2016.

During the first quarter of 2016, we declared and paid a cash dividend on our common stock of $0.375 per share. During the first quarter of 2016, we also paid a cash dividend on our common stock of $0.375 per share which was declared during the fourth quarter of 2015.

In April 2017, our board of directors authorized a common stock repurchase program for up to $500 million. The timing and number of shares purchased will depend on a variety of factors including price and market conditions. Repurchases under the program will be composed of open market purchases. We expect to complete the program by April 2018.

Note 8. Changes in Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) by component for the quarters ended March 31, 2017 and 2016 (in thousands):

	Accumulated Other Comprehensive Income (Loss) for the Quarter Ended March 31, 2017				Accumulated Other Comprehensive Income (Loss) for the Quarter Ended March 31, 2016
	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated comprehensive loss at beginning of the year	$(820,850)	$(28,083)	$(67,551)	$(916,484)	$(1,232,073)	$(26,447)	$(69,913)	$(1,328,433)
Other comprehensive (loss) income before reclassifications	(30,929)	(904)	2,342	(29,491)	(99,659)	(3,797)	6,648	(96,808)
Amounts reclassified from accumulated other comprehensive loss	53,390	263	—	53,653	102,396	285	—	102,681
Net current-period other comprehensive income (loss)	22,461	(641)	2,342	24,162	2,737	(3,512)	6,648	5,873
Ending balance	$(798,389)	$(28,724)	$(65,209)	$(892,322)	$(1,229,336)	$(29,959)	$(63,265)	$(1,322,560)

The following table presents reclassifications out of accumulated other comprehensive income (loss) for the quarters ended March 31, 2017 and 2016 (in thousands):

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
Details About Accumulated Other Comprehensive Income (Loss) Components	Quarter Ended March 31, 2017	Quarter Ended March 31, 2016	Affected Line Item in Statements of Comprehensive Income (Loss)
Loss on cash flow derivative hedges:
Interest rate swaps	$(8,857)	$(9,128)	Interest expense, net of interest capitalized
Foreign currency forward contracts	(2,710)	(718)	Depreciation and amortization expenses
Foreign currency forward contracts	(3,570)	6,087	Other expense
Foreign currency collar options	(602)	(602)	Depreciation and amortization expenses
Fuel swaps	2,277	(7,335)	Other expense
Fuel swaps	(39,928)	(90,700)	Fuel
	(53,390)	(102,396)
Amortization of defined benefit plans:
Actuarial loss	(263)	(285)	Payroll and related
	(263)	(285)
Total reclassifications for the period	$(53,653)	$(102,681)

Note 9. Fair Value Measurements and Derivative Instruments

Fair Value Measurements

The estimated fair value of our financial instruments that are not measured at fair value, categorized based upon the fair value hierarchy, are as follows (in thousands):

	Fair Value Measurements at March 31, 2017 Using					Fair Value Measurements at December 31, 2016 Using
Description	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Cash and cash equivalents(4)	$109,309	$109,309	$109,309	$—	$—	$132,603	$132,603	$132,603	$—	$—
Total Assets	$109,309	$109,309	$109,309	$—	$—	$132,603	$132,603	$132,603	$—	$—
Liabilities:
Long-term debt (including current portion of long-term debt)(5)	$8,531,379	$9,074,027	$—	$9,074,027	$—	$9,347,051	$9,859,266	$—	$9,859,266	$—
Total Liabilities	$8,531,379	$9,074,027	$—	$9,074,027	$—	$9,347,051	$9,859,266	$—	$9,859,266	$—

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
(3) Inputs that are unobservable. The Company did not use any Level 3 inputs as of March 31, 2017 and December 31, 2016.
(4) Consists of cash and marketable securities with original maturities of less than 90 days.
(5) Consists of unsecured revolving credit facilities, senior notes, senior debentures and term loans. This does not include our capital lease obligations.

Other Financial Instruments

The carrying amounts of accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value at March 31, 2017 and December 31, 2016.

Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2017 Using				Fair Value Measurements at December 31, 2016 Using
Description	Total	Level 1(1)	Level 2(2)	Level 3(3)	Total	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Derivative financial instruments(4)	$16,297	$—	$16,297	$—	$19,397	$—	$19,397	$—
Investments(5)	$3,105	3,105	—	—	$3,576	3,576	—	—
Total Assets	$19,402	$3,105	$16,297	$—	$22,973	$3,576	$19,397	$—
Liabilities:
Derivative financial instruments(6)	$357,973	$—	$357,973	$—	$373,497	$—	$373,497	$—
Total Liabilities	$357,973	$—	$357,973	$—	$373,497	$—	$373,497	$—

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
(3) Inputs that are unobservable. The Company did not use any Level 3 inputs as of March 31, 2017 and December 31, 2016.
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

The reported fair values are based on a variety of factors and assumptions. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of March 31, 2017 or December 31, 2016, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.

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

The following table presents information about the Company’s offsetting of financial assets under master netting agreements with derivative counterparties:

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of March 31, 2017				As of December 31, 2016
	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Received	Net Amount of Derivative Assets
(In thousands)
Derivatives subject to master netting agreements	$16,297	$(16,297)	$—	$—	$19,397	$(19,397)	$—	$—
Total	$16,297	$(16,297)	$—	$—	$19,397	$(19,397)	$—	$—

The following table presents information about the Company’s offsetting of financial liabilities under master netting agreements with derivative counterparties:

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of March 31, 2017				As of December 31, 2016
	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Pledged	Net Amount of Derivative Liabilities
(In thousands)
Derivatives subject to master netting agreements	$(357,973)	$16,297	$8,516	$(333,160)	$(373,497)	$19,397	$7,213	$(346,887)
Total	$(357,973)	$16,297	$8,516	$(333,160)	$(373,497)	$19,397	$7,213	$(346,887)

Concentrations of Credit Risk

We monitor our credit risk associated with financial and other institutions with which we conduct significant business and, to minimize these risks, we select counterparties with credit risks acceptable to us and we seek to limit our exposure to an individual counterparty. Credit risk, including but not limited to counterparty nonperformance under derivative instruments, our credit facilities and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions, insurance companies and export credit agencies many of which we have long-term relationships with and which have credit risks acceptable to us or where the credit risk is spread out among a large number of counterparties. As of March 31, 2017 and December 31, 2016, we did not have any exposure under our derivative instruments. We do not anticipate nonperformance by any of our significant counterparties. In addition, we have established guidelines we follow regarding credit ratings and instrument maturities to maintain safety and liquidity. We do not normally require collateral or other security to support credit relationships; however, in certain circumstances this option is available to us.

Derivative Instruments

We are exposed to market risk attributable to changes in interest rates, foreign currency exchange rates and fuel prices. We try to mitigate these risks through a combination of our normal operating and financing activities and through the use of derivative financial instruments pursuant to our hedging practices and policies. The financial impact of these hedging instruments is primarily offset by corresponding changes in the underlying exposures being hedged. We achieve this by closely matching the notional amount, term and conditions of the derivative instrument with the underlying risk being hedged. Although certain of our derivative financial instruments do not qualify or are not accounted for under hedge accounting, our objective is not to hold or issue derivative financial instruments for trading or other speculative purposes.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our long-term debt obligations including future interest payments. At March 31, 2017 and December 31, 2016, approximately 44.3% and 40.5%, respectively, of our long-term debt was effectively fixed. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense.

Market risk associated with our long-term fixed rate debt is the potential increase in fair value resulting from a decrease in interest rates. We use interest rate swap agreements that effectively convert a portion of our fixed-rate debt to a floating-rate basis to manage this risk. At March 31, 2017 and December 31, 2016, we maintained interest rate swap agreements on the following fixed-rate debt instruments:

Debt Instrument	Swap Notional as of March 31, 2017 (In thousands)	Maturity	Debt Fixed Rate	Swap Floating Rate: LIBOR plus	All-in Swap Floating Rate as of March 31, 2017
Oasis of the Seas term loan	$175,000	October 2021	5.41%	3.87%	5.13%
Unsecured senior notes	650,000	November 2022	5.25%	3.63%	4.67%
	$825,000

These interest rate swap agreements are accounted for as fair value hedges.

Market risk associated with our long-term floating rate debt is the potential increase in interest expense from an increase in interest rates. We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage this risk. At March 31, 2017 and December 31, 2016, we maintained interest rate swap agreements on the following floating-rate debt instruments:

Debt Instrument	Swap Notional as of March 31, 2017 (In thousands)	Maturity	Debt Floating Rate		All-in Swap Fixed Rate
Celebrity Reflection term loan	$436,333	October 2024	LIBOR plus	0.40%	2.85%
Quantum of the Seas term loan	612,500	October 2026	LIBOR plus	1.30%	3.74%
Anthem of the Seas term loan	634,375	April 2027	LIBOR plus	1.30%	3.86%
Ovation of the Seas term loan	795,417	April 2028	LIBOR plus	1.00%	3.16%
Harmony of the Seas term loan (1)	710,492	May 2028	EURIBOR plus	1.15%	2.26%
	$3,189,117

(1) Interest rate swap agreements hedging the Euro-denominated term loan for Harmony of the Seas include EURIBOR zero-floors matching the hedged debt EURIBOR zero-floor. Amount presented is based on the exchange rate as of March 31, 2017.

These interest rate swap agreements are accounted for as cash flow hedges.

The notional amount of interest rate swap agreements related to outstanding debt as of March 31, 2017 and December 31, 2016 was $4.0 billion.

Foreign Currency Exchange Rate Risk

Derivative Instruments

Our primary exposure to foreign currency exchange rate risk relates to our ship construction contracts denominated in Euros, our foreign currency denominated debt and our international business operations. We enter into foreign currency forward contracts, collar options and cross currency swap agreements to manage portions of the exposure to movements in foreign currency exchange rates. As of March 31, 2017, the aggregate cost of our ships on order, not including the TUI Cruises' ships on order and those subject to conditions to effectiveness, was approximately $8.5 billion, of which we had deposited $316.3 million as of such date. At March 31, 2017 and December 31, 2016, approximately 60.5% and 66.7%, respectively, of the aggregate cost of the ships under construction was exposed to fluctuations in the Euro exchange rate. The majority of our foreign currency forward contracts, collar options and cross currency swap agreements are accounted for as cash flow, fair value or net investment hedges depending on the designation of the related hedge.

On a regular basis, we enter into foreign currency forward contracts and, from time to time, we utilize cross-currency swap agreements to minimize the volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than our functional currency or the functional currencies of our foreign subsidiaries. During the first quarter of 2017, we maintained an average of approximately $627.7 million of these foreign currency forward contracts. These instruments are not designated as hedging instruments. Changes in the fair value of the foreign currency forward contracts resulted in a gain, of approximately $13.8 million and $15.4 million during the quarters ended March 31, 2017 and March 31, 2016, respectively, that were recognized in earnings within Other expense in our consolidated statements of comprehensive income (loss).

The notional amount of outstanding foreign exchange contracts including our forward contracts as of March 31, 2017 and December 31, 2016 was $1.9 billion and $1.3 billion, respectively.

Non-Derivative Instruments

We also address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries’ and investments’ functional currencies and designating it as a hedge of these subsidiaries and investments. We had designated debt as a hedge of our net investments in TUI Cruises of approximately €323.0 million, or approximately $345.4 million, as of March 31, 2017.

 Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates primarily to the consumption of fuel on our ships. We use fuel swap agreements to mitigate the financial impact of fluctuations in fuel prices.

Our fuel swap agreements are accounted for as cash flow hedges. At March 31, 2017, we have hedged the variability in future cash flows for certain forecasted fuel transactions occurring through 2021. As of March 31, 2017 and December 31, 2016, we had the following outstanding fuel swap agreements:

	Fuel Swap Agreements
	As of March 31, 2017	As of December 31, 2016
	(metric tons)
2017	599,865	799,065
2018	616,300	616,300
2019	521,000	521,000
2020	381,400	306,500
2021	75,100	—

	Fuel Swap Agreements
	As of March 31, 2017	As of December 31, 2016
	(% hedged)
Projected fuel purchases:
2017	60%	60%
2018	44%	44%
2019	35%	35%
2020	25%	20%
2021	5%	—

At March 31, 2017 and December 31, 2016, $138.4 million and $138.5 million, respectively, of estimated unrealized net loss associated with our cash flow hedges pertaining to fuel swap agreements were expected to be reclassified to earnings from Accumulated other comprehensive loss within the next twelve months. Reclassification is expected to occur as the result of fuel consumption associated with our hedged forecasted fuel purchases.

The fair value and line item caption of derivative instruments recorded within our consolidated balance sheets were as follows:

	Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of March 31, 2017	As of December 31, 2016	Balance Sheet Location	As of March 31, 2017	As of December 31, 2016
		Fair Value	Fair Value		Fair Value	Fair Value
(In thousands)
Derivatives designated as hedging instruments under ASC 815-20(1)
Interest rate swaps	Other assets	$5,935	$5,246	Other long-term liabilities	$53,274	$57,679
Foreign currency forward contracts	Derivative financial instruments	614	—	Derivative financial instruments	12,896	5,574
Foreign currency forward contracts	Other assets	605	—	Other long-term liabilities	54,073	68,165
Fuel swaps	Derivative financial instruments	483	—	Derivative financial instruments	130,815	129,486
Fuel swaps	Other assets	8,345	13,608	Other long-term liabilities	92,065	95,125
Total derivatives designated as hedging instruments under 815-20		15,982	18,854		343,123	356,029
Derivatives not designated as hedging instruments under ASC 815-20
Fuel swaps	Derivative financial instruments	—	—	Derivative financial instruments	10,110	11,532
Fuel swaps	Other Assets	315	543	Other long-term liabilities	4,740	5,936
Total derivatives not designated as hedging instruments under 815-20		315	543		14,850	17,468
Total derivatives		$16,297	$19,397		$357,973	$373,497

(1) Accounting Standard Codification 815-20 “Derivatives and Hedging.”

The carrying value and line item caption of non-derivative instruments designated as hedging instruments recorded within our consolidated balance sheets were as follows:

		Carrying Value
Non-derivative instrument designated as hedging instrument under ASC 815-20	Balance Sheet Location	As of March 31, 2017	As of December 31, 2016
(In thousands)
Foreign currency debt	Current portion of long-term debt	$62,431	$61,601
Foreign currency debt	Long-term debt	282,921	249,624
		$345,352	$311,225

The effect of derivative instruments qualifying and designated as hedging instruments and the related hedged items in fair value hedges on the consolidated statements of comprehensive income (loss) was as follows:

Derivatives and Related Hedged Items under ASC 815-20 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative and Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative		Amount of Gain (Loss) Recognized in Income on Hedged Item
		Quarter Ended March 31, 2017	Quarter Ended March 31, 2016	Quarter Ended March 31, 2017	Quarter Ended March 31, 2016
(In thousands)
Interest rate swaps	Interest expense, net of interest capitalized	$1,173	$2,362	$—	$3,925
Interest rate swaps	Other expense	(1,531)	26,268	2,457	(23,700)
		$(358)	$28,630	$2,457	$(19,775)

The effect of derivative instruments qualifying and designated as cash flow hedging instruments on the consolidated financial statements was as follows:

Derivatives under ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Loss) on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Effective Portion)
	Quarter Ended March 31, 2017	Quarter Ended March 31, 2016		Quarter Ended March 31, 2017	Quarter Ended March 31, 2016
(In thousands)
Interest rate swaps	$(2,489)	$(97,371)	Interest expense, net of interest capitalized	$(8,857)	$(9,128)
Foreign currency forward contracts	2,129	46,049	Depreciation and amortization expenses	(2,710)	(718)
Foreign currency forward contracts	—	—	Other expense	(3,570)	6,087
Foreign currency collar options	—	—	Depreciation and amortization expenses	(602)	(602)
Fuel swaps	—	—	Other expense	2,277	(7,335)
Fuel swaps	(30,569)	(48,337)	Fuel	(39,928)	(90,700)
	$(30,929)	$(99,659)		$(53,390)	$(102,396)

Derivatives under ASC 815-20 Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Quarter Ended March 31, 2017	Quarter Ended March 31, 2016
(In thousands)
Interest rate swaps	Other expense	—	(900)
Foreign currency forward contracts	Other expense	(18)	—
Fuel swaps	Other expense	(2,281)	(16)
		$(2,299)	$(916)

The effect of non-derivative instruments qualifying and designated as net investment hedging instruments on the consolidated financial statements was as follows:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion)
Non-derivative instruments under ASC 815-20 Net Investment Hedging Relationships	Quarter Ended March 31, 2017	Quarter Ended March 31, 2016
(In thousands)
Foreign Currency Debt	$4,369	$—
	$4,369	$—

There was no amount recognized in income (ineffective portion and amount excluded from effectiveness testing) for the quarters March 31, 2017 and March 31, 2016, respectively.

The effect of derivatives not designated as hedging instruments on the consolidated financial statements was as follows:

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments under ASC 815-20	Location of Gain (Loss) Recognized in Income on Derivatives	Quarter Ended March 31, 2017	Quarter Ended March 31, 2016
(In thousands)
Foreign currency forward contracts	Other expense	$13,812	$14,455
Fuel swaps	Other expense	(60)	22
		$13,752	$14,477

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

The amount of collateral required to be posted following such event will change as, and to the extent, our net liability position increases or decreases by more than the applicable minimum call amount. If our credit rating for our senior unsecured debt is subsequently equal to or above BBB- by Standard & Poor’s or Baa3 by Moody’s, then any collateral posted at such time will be released to us and we will no longer be required to post collateral unless we meet the collateral trigger requirement at the next fifth-year anniversary. At March 31, 2017, our senior unsecured debt credit rating was BB+ with a positive outlook by Standard & Poor’s and Ba1 with a positive outlook by Moody’s. As of March 31, 2017, two of our interest rate derivative instruments had reached their fifth anniversary and, accordingly, we posted $8.5 million in collateral as of such date.

In April 2017, Moody's changed our senior unsecured debt credit rating to Baa3 with a stable outlook.  Consistent with the provisions of our interest rate derivatives instruments, all collateral that was posted with our counterparties as of such date was returned in April 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Concerning Forward-Looking Statements

The discussion under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance (including our expectations for the second quarter and full year of 2017 and our earnings and yield estimates for 2017 set forth under the heading "Outlook" below), business and industry prospects or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. Words such as "anticipate," "believe," "could," "estimate," "expect," "goal," "intend," "may," "plan," "project," "seek," "should," "will," "driving" and similar expressions are intended to further identify any of these forward-looking statements. Forward-looking statements reflect management's current expectations but they are based on judgments and are inherently uncertain. Furthermore, they are subject to risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q and, in particular, the risks discussed under the caption "Risk Factors" in Part II, Item 1A herein and in our Annual Report on Form 10-K for the year ended December 31, 2016.

All forward-looking statements made in this Quarterly Report on Form 10-Q speak only as of the date of this document.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

The discussion and analysis of our financial condition and results of operations has been organized to present the following:

•	a review of our financial presentation, including discussion of certain operational and financial metrics we utilize to assist us in managing our business;

•	a discussion of our results of operations for the quarter ended March 31, 2017 compared to the same period in 2016;

•	a discussion of our business outlook, including our expectations for selected financial items for the second quarter and full year of 2017; and

•	a discussion of our liquidity and capital resources, including our future capital and contractual commitments and potential funding sources.

Critical Accounting Policies

For a discussion of our critical accounting policies, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report on Form 10-K for the year ended December 31, 2016.

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

•
Other operating expenses, which consist primarily of operating costs such as repairs and maintenance, port costs that do not vary with passenger head counts, vessel related insurance, entertainment and gains and /or losses related to the sale of our ships.

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

Adjusted Net Income represents net income excluding certain items that we believe adjusting for is meaningful when assessing our performance on a comparative basis. For the periods presented, these items included the net loss related to the elimination of the Pullmantur reporting lag, restructuring charges and other initiative costs related to our Pullmantur right-sizing strategy.

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

Net Cruise Costs and Net Cruise Costs Excluding Fuel represent Gross Cruise Costs excluding commissions, transportation and other expenses and onboard and other expenses and, in the case of Net Cruise Costs Excluding Fuel, fuel expenses (each of which is described above under the Description of Certain Line Items heading). In measuring our ability to control costs in a manner that positively impacts net income, we believe changes in Net Cruise Costs and Net Cruise Costs Excluding Fuel to be the most relevant indicators of our performance. A reconciliation of historical Gross Cruise Costs to Net Cruise Costs and Net Cruise Costs Excluding Fuel is provided below under Results of Operations. We have not provided a quantitative reconciliation of projected Gross Cruise Costs to projected Net Cruise Costs and projected Net Cruise Costs Excluding Fuel due to the significant uncertainty in projecting the costs deducted to arrive at these measures. Accordingly, we do not believe that reconciling information for such projected figures would be meaningful. For the periods presented, Net Cruise Costs excludes initiative costs related to our Pullmantur right-sizing strategy.

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

Results of Operations

Summary

Both our net income and Adjusted Net Income for the first quarter of 2017 were $214.7 million, or $0.99 per share on a diluted basis compared to net income and Adjusted Net Income of $99.1 million and $124.0 million, or $0.46 and $0.57 per share on a diluted basis, respectively, for the first quarter of 2016.

Significant items for the quarter ended March 31, 2017 include:

•
Total revenues increased $90.8 million for the quarter ended March 31, 2017 as compared to the same period in 2016. The increase was primarily due to an increase in overall capacity and ticket prices, which is further discussed below.

•
Total Cruise operating expenses decreased $65.8 million for the quarter ended March 31, 2017 as compared to the same period in 2016. The decrease during the quarter was due to a decrease in air expense and a decrease in Payroll and related expenses, net of the impact of the increase in capacity, which is further discussed below. Additionally, in March 2017, we sold Legend of the Seas to an affiliate of TUI AG, our joint venture partner in TUI Cruises. The sale resulted in a gain of $30.9 million that is reported within Other operating in our consolidated statements of comprehensive income (loss).

•
The effect of changes in foreign currency exchange rates related to our passenger ticket and onboard and other revenue transactions and cruise operating expenses, denominated in currencies other than the United States dollar, was immaterial to our consolidated statements of comprehensive income (loss).

Operating results for the quarter ended March 31, 2017 compared to the same period in 2016 are shown in the following table (in thousands, except per share data):

	Quarter Ended March 31,
	2017		2016
		% of Total Revenues		% of Total Revenues
Passenger ticket revenues	$1,418,223	70.6%	$1,378,167	71.9%
Onboard and other revenues	590,337	29.4%	539,628	28.1%
Total revenues	2,008,560	100.0%	1,917,795	100.0%
Cruise operating expenses:
Commissions, transportation and other	310,248	15.4%	324,890	16.9%
Onboard and other	105,994	5.3%	103,654	5.4%
Payroll and related	215,735	10.7%	227,441	11.9%
Food	121,211	6.0%	121,510	6.3%
Fuel	177,414	8.8%	175,862	9.2%
Other operating	245,222	12.2%	288,221	15.0%
Total cruise operating expenses	1,175,824	58.5%	1,241,578	64.7%
Marketing, selling and administrative expenses	317,465	15.8%	302,326	15.8%
Depreciation and amortization expenses	235,749	11.7%	210,764	11.0%
Operating Income	279,522	13.9%	163,127	8.5%
Other income (expense):
Interest income	6,252	0.3%	2,720	0.1%
Interest expense, net of interest capitalized	(80,317)	(4.0)%	(65,446)	(3.4)%
Equity investment income	11,880	0.6%	21,026	1.1%
Other expense	(2,611)	(0.1)%	(22,287)	(1.2)%
	(64,796)	(3.2)%	(63,987)	(3.3)%
Net Income	$214,726	10.7%	$99,140	5.2%
Diluted Earnings per Share	$0.99		$0.46

Adjusted Net Income and Adjusted Earnings per Share were calculated as follows (in thousands, except per share data):

	Quarter Ended March 31,
	2017	2016
Net Income	$214,726	$99,140
Adjusted Net income	214,726	123,956
Net Adjustments to Net Income- Increase	$—	$24,816
Adjustments to Net Income:
Net loss related to the elimination of the Pullmantur reporting lag	$—	$21,656
Restructuring charges	—	305
Other initiative costs	—	2,855
Net Adjustments to Net Income- Increase	$—	$24,816

Basic:
Earnings per Share	$1.00	$0.46
Adjusted Earnings per Share	$1.00	$0.57

Diluted:
Earnings per Share	$0.99	$0.46
Adjusted Earnings per Share	$0.99	$0.57

Weighted-Average Shares Outstanding:
Basic	214,870	216,914
Diluted	215,813	217,869

Selected statistical information is shown in the following table:

	Quarter Ended March 31,
	2017	2016 (1)
Passengers Carried	1,425,533	1,402,922
Passenger Cruise Days	9,959,565	9,658,990
APCD	9,279,410	9,192,563
Occupancy	107.3%	105.1%

(1) Does not include November and December 2015 amounts related to the elimination of the Pullmantur reporting lag since the impact is included within Other expense in our consolidated statements of comprehensive income (loss) for the quarter ended March 31, 2016. Additionally, effective August 2016, we no longer include Pullmantur Holdings in these amounts.

Gross Yields and Net Yields were calculated as follows (in thousands, except APCD and Yields):

	Quarter Ended March 31,
	2017	2017 On a Constant Currency Basis	2016
Passenger ticket revenues	$1,418,223	$1,419,602	$1,378,167
Onboard and other revenues	590,337	590,930	539,628
Total revenues	2,008,560	2,010,532	1,917,795
Less:
Commissions, transportation and other	310,248	311,188	324,890
Onboard and other	105,994	105,717	103,654
Net Revenues	$1,592,318	$1,593,627	$1,489,251

APCD	9,279,410	9,279,410	9,192,563
Gross Yields	$216.45	$216.67	$208.62
Net Yields	$171.60	$171.74	$162.01

Gross Cruise Costs, Net Cruise Costs and Net Cruise Costs Excluding Fuel were calculated as follows (in thousands, except APCD and costs per APCD):

	Quarter Ended March 31,
	2017	2017 On a Constant Currency Basis	2016
Total cruise operating expenses	$1,175,824	$1,177,857	$1,241,578
Marketing, selling and administrative expenses(1)	317,465	321,070	302,021
Gross Cruise Costs	1,493,289	1,498,927	1,543,599
Less:
Commissions, transportation and other	310,248	311,188	324,890
Onboard and other	105,994	105,717	103,654
Net Cruise Costs including other initiative costs	1,077,047	1,082,022	1,115,055
Less:
Other initiative costs included within cruise operating expenses	—	—	2,491
Net Cruise Costs	1,077,047	1,082,022	1,112,564
Less:
Fuel(2)	177,414	177,414	175,438
Net Cruise Costs Excluding Fuel	$899,633	$904,608	$937,126

APCD	9,279,410	9,279,410	9,192,563
Gross Cruise Costs per APCD	$160.92	$161.53	$167.92
Net Cruise Costs per APCD	$116.07	$116.60	$121.03
Net Cruise Costs Excluding Fuel per APCD	$96.95	$97.49	$101.94

(1) For 2016, amount does not include restructuring charges of $0.3 million.

(2) For 2016, amount does not include fuel expense of $0.4 million included within other initiative costs associated with the redeployment of Pullmantur’s Empress to the Royal Caribbean International brand.

2017 Outlook

The company does not make predictions about fuel pricing, interest rates or currency exchange rates but does provide guidance about its future business activities. On April 28, 2017, we announced the following full year and second quarter 2017 guidance based on the then current fuel pricing, interest rates and currency exchange rates:

Full Year 2017

	As Reported	Constant Currency
Net Yields	4.0% to 5.5%	4.5% to 6.0%
Net Cruise Costs per APCD	Flat to up slightly	Flat to 1.0%
Net Cruise Costs per APCD, Excluding Fuel	Flat	Flat to up slightly
Capacity Decrease	(1.9%)
Depreciation and Amortization	$935 to $945 million
Interest Expense, net	$268 to $278 million
Fuel Consumption (metric tons)	1,332,000
Fuel Expenses	$707 million
Percent Hedged (fwd consumption)	60%
Impact of 10% change in fuel prices	$23 million
1% Change in Currency	$13 million
1% Change in Net Yield	$52 million
1% Change in NCC x Fuel	$26 million
1% Change in LIBOR	$31 million
Adjusted Earnings per Share-Diluted	$7.00 to $7.20

Second Quarter 2017

	As Reported	Constant Currency
Net Yields	Approx. 9.0%	10.0% to 10.5%
Net Cruise Costs per APCD	(1.0%) to (1.5%)	Approx. (1.0%)
Net Cruise Costs per APCD, Excluding Fuel	Approx. (2.5%)	Approx. (2.0%)
Capacity Decrease	(4.0%)
Depreciation and Amortization	$230 to $240 million
Interest Expense, net	$65 to $75 million
Fuel Consumption (metric tons)	331,000
Fuel Expenses	$177 million
Percent Hedged (fwd consumption)	61%
Impact of 10% change in fuel prices	$7 million
1% Change in Currency	$3 million
1% Change in Net Yield	$17 million
1% Change in NCC x Fuel	$9 million
1% Change in LIBOR	$9 million
Adjusted Earnings per Share-Diluted	$1.60 to $1.65

Volatility in foreign currency exchange rates affects the US dollar value of our earnings. Based on our highest net exposure for each quarter and the full year 2017, the top five foreign currencies are ranked below. For example, the Australian Dollar is the most impactful currency in the first and fourth quarters of 2017. The first quarter of 2017 rankings are based on actual results. Rankings for the remaining quarters and full year are based on estimated net exposures.

Ranking	Q1	Q2	Q3	Q4	FY 2017
1	AUD	GBP	GBP	AUD	GBP
2	CAD	CNH	CNH	GBP	AUD
3	GBP	AUD	EUR	CAD	CNH
4	CNH	CAD	CAD	CNH	CAD
5	BRL	MXN	MXN	EUR	EUR

The currency abbreviations above are defined as follows:

Currency Abbreviation	Currency
AUD	Australian Dollar
BRL	Brazilian Real
CAD	Canadian Dollar
CNH	Chinese Yuan
EUR	Euro
GBP	British Pound
MXN	Mexican Peso

Quarter Ended March 31, 2017 Compared to Quarter Ended March 31, 2016

In this section, references to 2017 refer to the quarter ended March 31, 2017 and references to 2016 refer to the quarter ended March 31, 2016.

Revenues

Total revenues for 2017 increased $90.8 million, or 4.7%, from 2016.

Passenger ticket revenues comprised 70.6% of our 2017 total revenues. Passenger ticket revenues for 2017 increased by $40.1 million, or 2.9%, from 2016. The increase was primarily due to:

•	a $28.4 million increase in ticket prices primarily driven by our newest vessels, Harmony of the Seas and Ovation of the Seas; and

•
a $13.0 million increase resulting from a net 0.9% increase in capacity due to the addition of Ovation of the Seas and Harmony of the Seas into our fleet, partially offset by a capacity decrease resulting from the sale of our majority interest in Pullmantur Holdings and the sale of Splendour of the Seas.

The remaining 29.4% of 2017 total revenues was comprised of onboard and other revenues, which increased $50.7 million, or 9.4%, to $590.3 million in 2017 from $539.6 million in 2016. The increase in onboard and other revenues was primarily due to:

•
a $37.5 million increase in onboard revenue attributable to higher pricing and spending on a per passenger basis primarily due to our ship upgrade programs and other revenue enhancing initiatives, including prepaid beverage package sales and promotions, gaming initiatives, new strategies and promotion on specialty restaurants and the increased revenue associated with internet and other telecommunication services;

•	a $8.4 million increase in other revenue primarily due to charter revenue generated from Pullmantur Holdings; and

•	a $5.0 million increase attributable to the net increase in capacity noted above.

Onboard and other revenues included concession revenues of $79.3 million in 2017 and $76.3 million in 2016.

Cruise Operating Expenses

Total cruise operating expenses for 2017 decreased $65.8 million, or 5.3%, from 2016. The decrease was primarily due to:

•	a $30.9 million decrease in other operating expenses due to a gain resulting from the sale of Legend of the Seas in 2017;

•	a $15.8 million decrease in air expense primarily driven by a decrease in air transportation sales and to a lesser extent deployment changes in 2017;

•	a $11.7 million decrease in payroll and related expenses primarily driven by the sale of our majority interest in Pullmantur Holdings; and

•	an $8.1 million decrease in vessel maintenance primarily due to the timing of scheduled drydocks.

The decrease was partially offset by an $11.7 million increase primarily attributable to the net increase in capacity noted above.

Marketing, Selling and Administrative Expenses

Marketing, selling and administrative expenses for 2017 increased $15.1 million, or 5.0%, to $317.5 million from $302.3 million in 2016. The increase was primarily due to a $10.2 million increase in payroll and benefits primarily due to an increase in our stock price year over year.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for 2017 increased $25.0 million, or 11.9%, to $235.7 million from $210.8 million in 2016. The increase was primarily due to the addition of Ovation of the Seas and Harmony of the Seas into our fleet, and to a lesser extent, new shipboard additions associated with our ship upgrade projects. The increase was partially offset by the sale of Splendour of the Seas in 2016.

Other Income (Expense)

Interest expense, net of interest capitalized for 2017 increased $14.9 million, or 22.7%, to $80.3 million from $65.4 million in 2016. The increase was due to higher interest rates and a higher debt level.

Equity investment income decreased $9.1 million, or 43.5%, to $11.9 million in 2017 from $21.0 million in 2016 mainly due to losses recorded from Pullmantur Holdings in 2017, partially offset by an increase in income from TUI Cruises. Effective July 31, 2016, as a result of the sale of 51% of our interest in Pullmantur Holdings, we account for our investment in Pullmantur Holdings under the equity method of accounting.

Other expense in 2017 was $2.6 million compared to $22.3 million in 2016. The decrease in other expense of $19.7 million was primarily driven by $21.7 million of expense in 2016 related to the elimination of the Pullmantur reporting lag.

Net Yields

Net Yields increased 6.0% in 2017 compared to 2016 on a Constant Currency basis primarily due to the increase in passenger ticket and onboard and other revenues discussed above.

Net Cruise Costs

Net Cruise Costs decreased 3.2% in 2017 compared to 2016 and Net Cruise Costs per APCD decreased 4.1% in 2017 compared to 2016 primarily due to the decrease in operating expenses discussed above. Net Cruise Costs per APCD on a Constant Currency basis decreased 3.7% in 2017 compared to 2016.

Net Cruise Costs Excluding Fuel

Net Cruise Costs Excluding Fuel per APCD decreased 4.9% in 2017 compared to 2016 and decreased 4.4% in 2017 compared to 2016 on a Constant Currency basis.

Other Comprehensive Income (Loss)

Other comprehensive income in 2017 was $24.2 million compared to $5.9 million in 2016. The increase of $18.3 million was primarily due to the Gain on cash flow derivative hedges in 2017 of $22.5 million compared to $2.7 million in 2016. The higher net gain of $22.5 million in 2017 was due to the reclassification of losses to earnings primarily from our fuel and interest rate swaps during the first quarter of 2017, partially offset by a decrease in the fair value of our fuel swaps as a result of a decrease in forward fuel prices. The lower net gain of $2.7 million in 2016 was primarily due to the reclassification of losses to earnings from our fuel and interest swaps during the first quarter of 2016, almost offset by a decrease in the fair value of our interest rate and fuel swaps resulting from a decrease in LIBOR forward rates and a decrease in fuel forward prices, respectively.

Future Application of Accounting Standards

Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements for further information on Recent Accounting Pronouncements.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash flow generated from operations provides us with a significant source of liquidity. Net cash provided by operating activities increased $318.6 million to $796.5 million for the first three months in 2017 compared to $477.9 million for the same period in 2016. The increase in cash provided by operating activities was primarily attributable to an increase in proceeds from customer deposits during the first three months in 2017 compared to the same period in 2016. Additionally, dividends received from unconsolidated affiliates increased by $27.2 million.
Net cash provided in investing activities was $123.6 million for the first three months in 2017 compared to Net cash used in investing activities of $236.7 million for the same period in 2016. The change was primarily attributable to $230.0 million of proceeds received from the sale of property and equipment in 2017. Additionally, capital expenditures decreased by $127.1 million during the first three months in 2017 compared to the same period in 2016.
Net cash used in financing activities increased $697.6 million to $944.4 million for the first three months in 2017 compared to $246.8 million for the same period in 2016. The increase in cash used in financing activities was primarily attributable to an increase in repayment of debt of $458.1 million and to a decrease in debt proceeds of $513.0 million during the first three months of 2017 compared to the same period in 2016. The increase in repayment of debt was due to higher payments on our revolving credit facilities during the first three months in 2017 compared to the same period in 2016. The decrease in debt proceeds was primarily due to lower drawings on our revolving credit facilities during the first three months in 2017 compared to the same period in 2016. Partially offsetting this increase in cash used in financing activities, are stock repurchases of $200.0 million in 2016 that did not recur in 2017 and a lower level of dividends paid in the first quarter of 2017 as compared to the first quarter of 2016.

Future Capital Commitments

Capital Expenditures

As of March 31, 2017, our Global Brands and our Partner Brands have eleven ships on order. The expected dates that these ships will enter service and their approximate berths are as follows:

Ship	Expected to Enter Service	Approximate Berths
Royal Caribbean International —
Quantum-class:
Unnamed	2nd Quarter 2019	4,150
Unnamed	4th Quarter 2020	4,150
Oasis-class:
Symphony of the Seas	1st Quarter 2018	5,450
Unnamed	2nd Quarter 2021	5,450
Celebrity Cruises — Project Edge
Celebrity Edge	4th Quarter 2018	2,900
Celebrity Beyond	2nd Quarter 2020	2,900
Unnamed	4th Quarter 2021	2,900
Unnamed	4th Quarter 2022	2,900
TUI Cruises (50% joint venture) (1)—
Mein Schiff 6	2nd Quarter 2017	2,500
Unnamed	2nd Quarter 2018	2,850
Unnamed	1st Quarter 2019	2,850
Total Berths		39,000

(1) TUI Cruises plans to offset this additional capacity through the planned transfer of the their first two ships, Mein Schiff 1 and Mein Schiff 2, to an affiliate of TUI AG, our joint venture partner in TUI Cruises, in 2018 and 2019, respectively.

In April 2017, we signed conditional agreements with Meyer Turku to build two ships of a new generation of ships for Royal Caribbean International, known as “Project Icon”. These ships, which have an aggregate capacity of approximately 11,300 berths, are expected to be delivered in the second quarters of 2022 and 2024. Our agreements with Meyer Turku are contingent upon completion of conditions precedent, including financing.

Our future capital commitments consist primarily of new ship orders. As of March 31, 2017, the aggregate cost of our ships on order, not including the TUI Cruises' ships on order and the Project Icon ships, was approximately $8.5 billion, of which we had deposited $316.3 million as of such date. Approximately 60.5% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at March 31, 2017. Refer to Note 9. Fair Value Measurements and Derivative Instruments to our consolidated financial statements under Item 1. Financial Statements for further information.

As of March 31, 2017, we anticipate overall full year capital expenditures, not including the TUI Cruises' ships, will be approximately $0.6 billion for 2017, $2.6 billion for 2018, $1.5 billion for 2019, $2.0 billion for 2020 and $2.3 billion for 2021.

Contractual Obligations

As of March 31, 2017, our contractual obligations were as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Operating Activities:
Operating lease obligations(1)	$229,626	$21,468	$35,082	$23,041	$150,035
Interest on long-term debt(2)	1,191,793	257,965	378,084	262,864	292,880
Other(3)	759,411	210,895	296,313	142,032	110,171
Investing Activities:	0
Ship purchase obligations(4)	6,535,343	1,248,116	2,295,990	2,417,849	573,388
Financing Activities:	0
Long-term debt obligations(5)	8,331,379	1,522,023	2,266,658	1,783,746	2,758,952
Capital lease obligations(6)	37,994	5,947	6,814	8,041	17,192
Other(7)	50,165	16,765	25,302	7,809	289
Total	$17,135,711	$3,283,179	$5,304,243	$4,645,382	$3,902,907

(1)	We are obligated under noncancelable operating leases primarily for offices, warehouses and motor vehicles. Amounts represent contractual obligations with initial terms in excess of one year.

(2)
Long-term debt obligations mature at various dates through fiscal year 2028 and bear interest at fixed and variable rates. Interest on variable-rate debt is calculated based on forecasted debt balances, including the impact of interest rate swap agreements using the applicable rate at March 31, 2017. Debt denominated in other currencies is calculated based on the applicable exchange rate at March 31, 2017.

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

Off-Balance Sheet Arrangements

We and TUI AG have each guaranteed repayment of 50% of a bank loan provided to TUI Cruises which is due 2022. Notwithstanding this, the lenders have agreed to release each shareholder’s guarantee in 2018. As of March 31, 2017, €111.0 million, or approximately $118.7 million based on the exchange rate at March 31, 2017, remains outstanding. Based on current facts and circumstances, we do not believe potential obligations under this guarantee are probable.

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

As of March 31, 2017, other than the items described above, we are not party to any other off-balance sheet arrangements, including guarantee contracts, retained or contingent interest, certain derivative instruments and variable interest entities, that either have, or are reasonably likely to have, a current or future material effect on our financial position.

Funding Needs and Sources

We have significant contractual obligations of which our debt service obligations and the capital expenditures associated with our ship purchases represent our largest funding needs. As of March 31, 2017, we had approximately $3.3 billion in contractual obligations due through March 31, 2018, of which approximately $1.5 billion relates to debt maturities, $258.0 million relates to interest on long-term debt and $1.2 billion relates to progress payments on our ship orders and the final installment payable on delivery of Symphony of the Seas in the first quarter of 2018. We have historically relied on a combination of cash flows provided by operations, drawdowns under our available credit facilities, the incurrence of additional debt and/or the refinancing of our existing debt and the issuance of additional shares of equity securities to fund these obligations.

We had a working capital deficit of $4.5 billion and $3.7 billion as of March 31, 2017 and December 31, 2016, respectively. Included within our working capital deficit is $1.7 billion and $1.3 billion of current portion of long-term debt, including capital leases, as of March 31, 2017 and December 31, 2016, respectively. Similar to others in our industry, we operate with a substantial working capital deficit. This deficit is mainly attributable to the fact that, under our business model, a vast majority of our passenger ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts remain a current liability until the sailing date. The cash generated from these advance receipts is used interchangeably with cash on hand from other sources, such as our revolving credit facilities and other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future sailing or otherwise, pay down our revolving credit facilities, invest in long term investments or any other use of cash. In addition, we have a relatively low-level of accounts receivable and rapid turnover results in a limited investment in inventories. We generate substantial cash flows from operations and our business model, along with our unsecured revolving credit facilities, has historically allowed us to maintain this working capital deficit and still meet our operating, investing and financing needs. We expect that we will continue to have working capital deficits in the future.

As of March 31, 2017, we had liquidity of $1.7 billion, consisting of approximately $109.3 million in cash and cash equivalents and $1.6 billion available under our unsecured credit facilities. We anticipate that our cash flows from operations and our current financing arrangements, as described above, will be adequate to meet our capital expenditures and debt repayments over the next twelve-month period.

In April 2017, Moody's changed our senior unsecured debt credit rating to Baa3 with a stable outlook.  Consistent with the provisions of our interest rate derivatives instruments, all collateral that was posted with our counterparties as of that date was returned in April 2017.

In April 2017, our board of directors authorized a common stock repurchase program for up to $500 million. The timing and number of shares purchased will depend on a variety of factors including price and market conditions. Repurchases under the program will be composed of open market purchases and are expected to be funded from available cash or borrowings under our revolving credit facilities. We expect to complete the program by April 2018. Refer to Note 7. Shareholders' Equity to our consolidated financial statements under Item 1. Financial Statements for further information.

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

Debt Covenants

Certain of our financing agreements contain covenants that require us, among other things, to maintain minimum net worth of at least $7.3 billion, a fixed charge coverage ratio of at least 1.25x and limit our net debt-to-capital ratio to no more than 62.5%.  The fixed charge coverage ratio is calculated by dividing net cash from operations for the past four quarters by the sum of dividend payments plus scheduled principal debt payments in excess of any new financings for the past four quarters. Our minimum net worth and maximum net debt-to-capital calculations exclude the impact of Accumulated other comprehensive loss on Total shareholders’ equity. We were well in excess of all debt covenant requirements as of March 31, 2017. The specific covenants and related definitions can be found in the applicable debt agreements, the majority of which have been previously filed with the Securities and Exchange Commission.

Dividends

During the first quarter of 2017, we declared a cash dividend on our common stock of $0.48 per share which was paid in April 2017. We also declared a cash dividend on our common stock of $0.48 per share during the fourth quarter of 2016 which was paid in the first quarter of 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of our market risks, refer to Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant developments or material changes since the date of our Annual Report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2016, we settled in February 2017 all claims by the Alaska Department of Environmental Conservation for alleged violations of the Alaska Marine Visible Emissions Standards. Pursuant to this settlement, we agreed to pay an amount and perform certain remedial actions which, individually and in the aggregate, are immaterial to our financial condition or results of operations and cash flows.

We are routinely involved in other claims typical within the cruise vacation industry. The majority of these claims are covered by insurance. We believe the outcome of such claims, net of expected insurance recoveries, will not have a material adverse impact on our financial condition or results of operations and cash flows.

Item 1A. Risk Factors

The risk factors set forth below and elsewhere in this Quarterly Report on Form 10-Q are important factors that could cause actual results to differ from expected or historical results. It is not possible to predict or identify all such risks. There may be additional risks that we consider not to be material, or which are not known, and any of these risks could have the effects set forth below. The ordering of the risk factors set forth below is not intended to reflect any Company indication of priority or likelihood. See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a cautionary note regarding forward-looking statements.

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

Events such as terrorist attacks, war (or war-like conditions), conflicts (domestic or cross-border), civil unrest and other hostilities, including an escalation in the frequency or severity of incidents, and the resulting political instability, travel restrictions and advisories, and concerns over safety and security aspects of traveling or the fear of any of the foregoing have had, and could have in the future, a significant adverse impact on demand and pricing in the travel and vacation industry. For example, the series of terrorism incidents throughout Europe in early 2016 negatively impacted demand for European cruises in 2016. In view of our global operations, we are susceptible to a wide range of adverse events. These events could also result in additional security measures taken by local authorities which may potentially impact access to ports and/or destinations.

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

We have operations in and source passengers from the United Kingdom and other member countries of the European Union. In March 2017, The United Kingdom notified the European Council of its intent to withdraw from the European Union. Since the initial referendum in June 2016, the proposed withdrawal has resulted in increased volatility in the global financial markets and, in particular, in global currency exchange rates. The withdrawal could potentially adversely affect tax, legal and regulatory regimes to which our business in the region is subject. The withdrawal could also, among other potential outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the European Union. Further, uncertainty around these issues could lead to adverse effects on the economy of the United Kingdom and the other economies in which we operate, making it more difficult to source passengers from these regions. These risks may be exacerbated if voters of other countries within the European Union similarly elect to exit the European Union in future referendums.

As a global operator, our business may be impacted by changes in U.S. policy or priorities in areas such as trade, immigration and/or environmental or labor regulations, among others. Depending on the nature and scope of these changes, they could impact our domestic and international business operations. While still unclear, these changes, and any international response to them, could potentially introduce new barriers to passenger or crew travel and/or cross border transactions, impact our guest experience and/or increase our operating costs.

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

Although our ships can be redeployed, cruise sales and/or pricing may be impacted by the introduction of new ships into the marketplace, reductions in cruise capacity, overall market growth and deployment decisions of ourselves and our competitors. A total of 62 new ships with approximately 173,000 berths are on order for delivery through 2021 in the cruise industry. The further net growth in capacity from these new ships and future orders, without an increase in the cruise industry’s demand and/or share of the vacation market, could depress cruise prices and impede our ability to achieve yield improvement.

In addition, to the extent that we or our competitors deploy ships to a particular itinerary and the resulting capacity in that region exceeds the demand, we may lower pricing and profitability may be lower than anticipated. This risk exists in emerging cruise markets, such as China, where we expect continuing increases in capacity and in mature markets where excess capacity is typically redeployed. Any of the foregoing could have an adverse impact on our results of operations, cash flows and financial condition, including potentially impairing the value of our ships and other assets.

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

Our liquidity could be adversely impacted if we are unable to satisfy the covenants required by our credit facilities.

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

Our goals call for us to provide high quality products and deliver high quality services. There can be no assurance that we can successfully balance these goals with our cost management and capital allocation strategies. Our business also requires us to make capital allocation decisions, such as ordering new ships and/or upgrading our existing fleet, based on expected market preferences and projected demand. There can be no assurance that our strategies will be successful, which could adversely impact our business, financial condition and results of operations. Investments in older tonnage, in particular, run the risk of not meeting expected returns and diluting related asset values.

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

Our business continues to demand the use of sophisticated technology and systems. These technologies and systems require significant investment and must be proven, refined, updated, and/or replaced with more advanced systems in order to continue to meet our customers’ demands and expectations. If we are unable to do so in a timely manner or within reasonable cost parameters or if we are unable to appropriately and timely train our employees to operate any of these new systems, our business could suffer. We also may not achieve the benefits that we anticipate from any new technology or system, and a failure to do so could result in higher than anticipated costs or could impair our operating results.

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

Additionally, portions of our business are operated by companies that are within the United Kingdom tonnage tax regime. Further, some of our operations are conducted in jurisdictions where we rely on tax treaties to provide exemption from taxation. To the extent the United Kingdom tonnage tax laws change or we do not continue to meet the applicable qualification requirements or if tax treaties are changed or revoked, we may be required to pay higher income tax in these jurisdictions, adversely impacting our results of operations.

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

*	Filed herewith
**	Furnished herewith

Interactive Data File

101                          The following financial statements of Royal Caribbean Cruises Ltd. for the quarter ended March 31, 2017, formatted in XBRL are filed herewith:

(i)                     the Consolidated Statements of Comprehensive Income (Loss) for the quarter ended March 31, 2017 and 2016;

(ii)	the Consolidated Balance Sheets at March 31, 2017 and December 31, 2016;

(iii)                the Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; and

(iv)                   the Notes to the Consolidated Financial Statements, tagged in summary and detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL CARIBBEAN CRUISES LTD.
(Registrant)

/s/ JASON T. LIBERTY
Jason T. Liberty
Executive Vice President, Chief Financial Officer
April 28, 2017	(Principal Financial Officer and duly authorized signatory)