Form 10-Q
period 2017-06-30
ROYAL CARIBBEAN CRUISES LTD
filed 2017-08-01
CIK 884887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

There were 215,110,988 shares of common stock outstanding as of July 27, 2017.

ROYAL CARIBBEAN CRUISES LTD.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in thousands, except per share data)

	Quarter Ended June 30,
	2017	2016
Passenger ticket revenues	$1,581,385	$1,516,530
Onboard and other revenues	613,889	588,732
Total revenues	2,195,274	2,105,262
Cruise operating expenses:
Commissions, transportation and other	340,331	334,568
Onboard and other	132,437	136,198
Payroll and related	210,362	230,433
Food	121,764	124,517
Fuel	170,748	176,649
Other operating	281,143	308,222
Total cruise operating expenses	1,256,785	1,310,587
Marketing, selling and administrative expenses	283,855	290,782
Depreciation and amortization expenses	234,937	221,620
Operating Income	419,697	282,273
Other income (expense):
Interest income	5,811	5,683
Interest expense, net of interest capitalized	(76,632)	(78,747)
Equity investment income	23,359	27,268
Other expense	(2,709)	(6,572)
	(50,171)	(52,368)
Net Income	$369,526	$229,905
Earnings per Share:
Basic	$1.72	$1.07
Diluted	$1.71	$1.06
Weighted-Average Shares Outstanding:
Basic	215,085	215,265
Diluted	216,062	216,131
Comprehensive Income
Net Income	$369,526	$229,905
Other comprehensive income (loss):
Foreign currency translation adjustments	5,979	(2,268)
Change in defined benefit plans	(3,649)	(3,585)
Gain on cash flow derivative hedges	128,954	156,351
Total other comprehensive income	131,284	150,498
Comprehensive Income	$500,810	$380,403

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in thousands, except per share data)

	Six Months Ended June 30,
	2017	2016
Passenger ticket revenues	$2,999,608	$2,894,697
Onboard and other revenues	1,204,226	1,128,360
Total revenues	4,203,834	4,023,057
Cruise operating expenses:
Commissions, transportation and other	650,579	659,458
Onboard and other	238,431	239,852
Payroll and related	426,097	457,874
Food	242,975	246,027
Fuel	348,162	352,511
Other operating	526,365	596,443
Total cruise operating expenses	2,432,609	2,552,165
Marketing, selling and administrative expenses	601,320	593,108
Depreciation and amortization expenses	470,686	432,384
Operating Income	699,219	445,400
Other income (expense):
Interest income	12,063	8,403
Interest expense, net of interest capitalized	(156,949)	(144,193)
Equity investment income	35,239	48,292
Other expense (including a $21.7 million loss related to the 2016 elimination of the Pullmantur reporting lag)	(5,320)	(28,857)
	(114,967)	(116,355)
Net Income	$584,252	$329,045
Earnings per Share:
Basic	$2.72	$1.52
Diluted	$2.71	$1.52
Weighted-Average Shares Outstanding:
Basic	214,978	216,089
Diluted	215,944	217,040
Comprehensive Income
Net Income	$584,252	$329,045
Other comprehensive income (loss):
Foreign currency translation adjustments	8,321	4,380
Change in defined benefit plans	(4,290)	(7,097)
Gain on cash flow derivative hedges	151,415	159,088
Total other comprehensive income	155,446	156,371
Comprehensive Income	$739,698	$485,416

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of
	June 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$130,477	$132,603
Trade and other receivables, net	263,992	291,899
Inventories	109,136	114,087
Prepaid expenses and other assets	264,036	209,716
Total current assets	767,641	748,305
Property and equipment, net	19,798,542	20,161,427
Goodwill	288,479	288,386
Other assets	1,169,506	1,112,206
	$22,024,168	$22,310,324
Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$1,541,519	$1,285,735
Accounts payable	376,508	305,313
Accrued interest	51,652	46,166
Accrued expenses and other liabilities	655,480	692,322
Derivative financial instruments	128,101	146,592
Customer deposits	2,532,693	1,965,473
Total current liabilities	5,285,953	4,441,601
Long-term debt	6,478,806	8,101,701
Other long-term liabilities	576,001	645,610
Commitments and contingencies (Note 6)
Shareholders’ equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 235,115,867 and 234,613,486 shares issued, June 30, 2017 and December 31, 2016, respectively)	2,351	2,346
Paid-in capital	3,357,348	3,328,517
Retained earnings	8,238,055	7,860,341
Accumulated other comprehensive loss	(761,038)	(916,484)
Treasury stock (20,019,237 common shares at cost at June 30, 2017 and December 31, 2016)	(1,153,308)	(1,153,308)
Total shareholders’ equity	9,683,408	9,121,412
	$22,024,168	$22,310,324

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Six Months Ended June 30,
	2017	2016
Operating Activities
Net income	$584,252	$329,045
Adjustments:
Depreciation and amortization	470,686	432,384
Net deferred income tax expense	1,084	348
(Gain) loss on derivative instruments not designated as hedges	(34,988)	3,979
Share-based compensation expense	35,379	13,330
Equity investment income	(35,239)	(48,292)
Amortization of debt issuance costs	26,035	25,847
Gain on sale of property and equipment	(30,902)	—
Changes in operating assets and liabilities:
Decrease in trade and other receivables, net	33,045	33,929
Decrease in inventories	4,682	1,394
Increase in prepaid expenses and other assets	(36,931)	(54,725)
Increase in accounts payable	69,634	41,173
Increase in accrued interest	5,486	9,090
(Decrease) increase in accrued expenses and other liabilities	(47,189)	18,321
Increase in customer deposits	563,546	467,539
Dividends received from unconsolidated affiliates	57,402	23,878
Other, net	(6,702)	(26,328)
Net cash provided by operating activities	1,659,280	1,270,912
Investing Activities
Purchases of property and equipment	(271,541)	(2,047,195)
Cash received (paid) on settlement of derivative financial instruments	34,866	(161,307)
Cash received on loans to unconsolidated affiliates	23,487	14,923
Proceeds from the sale of property and equipment	230,000	—
Other, net	(9,144)	(18,871)
Net cash provided by (used in) investing activities	7,668	(2,212,450)
Financing Activities
Debt proceeds	2,236,000	5,300,561
Debt issuance costs	(14,575)	(70,406)
Repayments of debt	(3,689,890)	(3,738,905)
Purchases of treasury stock	—	(250,051)
Dividends paid	(206,039)	(243,557)
Proceeds from exercise of common stock options	2,385	1,512
Other, net	2,626	1,309
Net cash (used in) provided by financing activities	(1,669,493)	1,000,463
Effect of exchange rate changes on cash	419	9,195
Net (decrease) increase in cash and cash equivalents	(2,126)	68,120
Cash and cash equivalents at beginning of period	132,603	121,565
Less: Cash and cash equivalents attributed to assets held for sale	—	(14,521)
Cash and cash equivalents at end of period	$130,477	$175,164
Supplemental Disclosure
Cash paid during the period for:
Interest, net of amount capitalized	$125,007	$116,531
Non-cash Investing Activities
Notes receivable issued upon sale of property and equipment	$—	$213,042

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

Note 1. General

Description of Business

We are a global cruise company.  As of June 30, 2017, we own and operate three global cruise brands: Royal Caribbean International, Celebrity Cruises and Azamara Club Cruises (collectively, our "Global Brands"). We also own a 50% joint venture interest in the German brand TUI Cruises, a 49% interest in the Spanish brand Pullmantur and have a minority interest in the Chinese brand SkySea Cruises (collectively, our "Partner Brands"). We account for our investments in our Partner Brands under the equity method of accounting.

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

Basis for Preparation of Consolidated Financial Statements

The unaudited consolidated financial statements are presented pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, these statements include all adjustments necessary for a fair presentation of the results of the interim periods reported herein. Adjustments consist only of normal recurring items, except for any discussed in the notes below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted as permitted by such rules and regulations. Estimates are required for the preparation of financial statements in accordance with GAAP and actual results could differ from these estimates. Refer to Note 2. Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of our significant accounting policies.

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

Prior to January 1, 2016, we consolidated the operating results of Pullmantur Holdings on a two-month reporting lag to allow for more timely preparation of our consolidated financial statements. Effective January 1, 2016, we eliminated the two-month reporting lag to reflect Pullmantur Holding's financial position, results of operations and cash flows concurrently and consistently with the fiscal calendar of the Company (the "elimination of the Pullmantur reporting lag"). The elimination of the Pullmantur reporting lag represented a change in accounting principle which we believed to be preferable because it provided more current information to the users of our financial statements. A change in accounting principle requires retrospective application, if material. The impact of the elimination of the reporting lag was immaterial to prior periods and was immaterial for our fiscal year ended December 31, 2016. As a result, we have accounted for this change in accounting principle in our consolidated results for the first quarter of 2016. Accordingly, the results of Pullmantur Holdings for November and December 2015 are included in our statement of comprehensive income (loss) for the six months ended June 30, 2016. The effect of this change was a decrease to net income of $21.7 million, which has been reported within Other expense in our consolidated statements of comprehensive income (loss) for the six months ended June 30, 2016.

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

We have made significant progress toward completing our evaluation of potential changes to our core revenues using the five-step model supported by the new revenue standard. Based on our preliminary assessment, we do not expect the adoption of the new standard to materially change the timing of recognition of our core revenues, but we do anticipate enhancing our disclosures with respect to our revenue recognition policies in compliance with the new standard. We will continue to evaluate the impact of adopting this new standard on our consolidated financial statements, and expect to have our evaluation completed during the fourth quarter of fiscal 2017.
Upon adoption, we intend to elect the modified retrospective method. This will involve applying the guidance retrospectively only to the most current period presented in the consolidated financial statements and recognizing the cumulative effect of initially applying the guidance as an adjustment to the January 1, 2018 opening balance of retained earnings.
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

Service Concession Arrangements

In May 2017, amended GAAP guidance was issued to reduce the diversity in practice in accounting for service concession arrangements. The amendments in this updated guidance provide clarity in determining the customer in a service concession arrangement and enables more consistent application of other aspects of the revenue guidance, which are affected by this customer determination. This guidance must be applied using one of two retrospective application methods and will be effective for our annual reporting period beginning after December 15, 2017, including interim periods therein. We are currently evaluating the impact of the adoption of this newly issued guidance to our consolidated financial statements.

Other

Revenues and expenses include port costs that vary with guest head counts. The amounts of such port costs included in Passenger ticket revenues on a gross basis were $143.4 million and $140.0 million for the second quarters of 2017 and 2016, respectively, and $277.9 million and $284.4 million for the six months ended June 30, 2017 and 2016, respectively.

Reclassifications

For the second quarter and six months ended June 30, 2016, restructuring charges of $4.4 million and $4.7 million, respectively, have been reclassified into Marketing, selling and administrative expenses in the consolidated statements of comprehensive income (loss) in order to conform to the current year presentation.

For the six months ended June 30, 2016, share-based compensation expense of $13.3 million, equity investment income of $48.3 million and amortization of debt issuance costs of $14.7 million, have been reclassified in the consolidated statements of cash flows from Other, net to Share-based compensation expense, Equity investment income and Amortization of debt issuance costs, respectively, within Net cash provided by operating activities in order to conform to the current year presentation.

Additionally, for the six months ended June 30, 2016, amortization of debt issuance costs of $7.7 million and $3.5 million, have been reclassified from Increase in prepaid expenses and other assets and from Decrease (increase) in accrued expenses and other liabilities, respectively, in the consolidated statements of cash flows to Amortization of debt issuance costs, within Net cash provided by operating activities in order to conform to the current year presentation.

Note 3. Earnings Per Share

A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income for basic and diluted earnings per share	$369,526	$229,905	$584,252	$329,045
Weighted-average common shares outstanding	215,085	215,265	214,978	216,089
Dilutive effect of stock options, performance share awards and restricted stock awards	977	866	966	951
Diluted weighted-average shares outstanding	216,062	216,131	215,944	217,040
Basic earnings per share	$1.72	$1.07	$2.72	$1.52
Diluted earnings per share	$1.71	$1.06	$2.71	$1.52

There were no antidilutive shares for the quarters and six month periods ended June 30, 2017 and June 30, 2016.

Note 4. Property and Equipment

In March 2017, we sold Legend of the Seas to an affiliate of TUI AG, our joint venture partner in TUI Cruises. The sale resulted in a gain of $30.9 million and is reported within Other operating within Cruise operating expenses in our consolidated statements of comprehensive income (loss) for the six months ended June 30, 2017.

In April 2016, we sold Splendour of the Seas to TUI Cruises. Concurrent with the acquisition, TUI Cruises leased the ship to the same TUI AG affiliate mentioned above, which now operates the ship. The gain recognized did not have a material effect to our consolidated financial statements and was also reported in Other operating within Cruise operating expenses in our consolidated statements of comprehensive income (loss) for the six months ended June 30, 2016.

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

We have determined that TUI Cruises GmbH, our 50%-owned joint venture, which operates the brand TUI Cruises, is a VIE. As of June 30, 2017, the net book value of our investment in TUI Cruises was approximately $536.3 million, primarily consisting of $335.5 million in equity and a loan of €174.3 million, or approximately $198.7 million based on the exchange rate at June 30, 2017. As of December 31, 2016, the net book value of our investment in TUI Cruises was approximately $517.0 million, primarily consisting of $323.5 million in equity and a loan of €182.3 million, or approximately $192.4 million based on the exchange rate at December 31, 2016. The loan, which was made in connection with the sale of Splendour of the Seas in April 2016, accrues interest at a rate of 6.25% per annum and is payable over 10 years. This loan is 50% guaranteed by TUI AG, our joint venture partner in TUI Cruises, and is secured by a first priority mortgage on the ship. Refer to Note 4. Property and Equipment for further information. The majority of these amounts were included within Other assets in our consolidated balance sheets.

 In addition, we and TUI AG have each guaranteed the repayment by TUI Cruises of 50% of a bank loan. As of June 30, 2017, the outstanding principal amount of the loan was €105.7 million, or approximately $120.5 million based on the exchange rate at June 30, 2017. While this loan matures in May 2022, the lenders have agreed to release each shareholder's guarantee in 2018. The loan amortizes quarterly and is secured by first mortgages on the Mein Schiff 1 and Mein Schiff 2 vessels. Based on current facts and circumstances, we do not believe potential obligations under our guarantee of this bank loan are probable.

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

TUI Cruises has two newbuild ships on order scheduled to be delivered in each of 2018 and 2019. TUI Cruises has in place agreements for the secured financing of each of the ships on order for up to 80% of the contract price. The remaining portion of the contract price of the ships is expected to be funded through an existing €150.0 million bank facility and TUI Cruises’ cash flows from operations. The various ship construction and financing agreements include certain restrictions on each of our and TUI AG’s ability to reduce our current ownership interest in TUI Cruises below 37.55% through 2021.

We have determined that Pullmantur Holdings, in which we have a 49% noncontrolling interest, is a VIE for which we are not the primary beneficiary, as we do not have the power to direct the activities that most significantly impact the entity's economic performance. Accordingly, following the sale of our 51% interest in Pullmantur Holdings to Springwater Capital LLC ("Springwater"), we do not consolidate this entity and we account for this investment under the equity method of accounting. As of June 30, 2017, our maximum exposure to loss in Pullmantur Holdings was approximately $32.0 million consisting of loans and other receivables. As of December 31, 2016, our maximum exposure to loss in Pullmantur Holdings was approximately $32.9 million consisting of loans and other receivables. The majority of these amounts were included within Trade and other receivables, net in our consolidated balance sheets.

In conjunction with the sale, we agreed to provide a non-revolving working capital facility to a Pullmantur Holdings subsidiary in the amount of up to €15.0 million or approximately $17.1 million based on the exchange rate at June 30, 2017. Proceeds of the facility, which may be drawn through July 2018, will bear interest at the rate of 6.5% per annum and are payable through 2022. Springwater has guaranteed repayment of 51% of the outstanding amounts under the facility. As of June 30, 2017, no amounts had been drawn on this facility.

We have determined that Grand Bahama Shipyard Ltd. (“Grand Bahama”), a ship repair and maintenance facility in which we have a 40% noncontrolling interest, is a VIE. This facility serves cruise and cargo ships, oil and gas tankers and offshore units.  We utilize this facility, among other ship repair facilities, for our regularly scheduled drydocks and certain emergency repairs as may be required. During the quarter and six months ended June 30, 2017, we made payments of $3.9 million and $5.5 million, respectively, to Grand Bahama for ship repair and maintenance services. We have determined that we are not the primary beneficiary of this facility as we do not have the power to direct the activities that most significantly impact the facility’s economic performance. Accordingly, we do not consolidate this entity and we account for this investment under the equity method of accounting. As of June 30, 2017, the net book value of our investment in Grand Bahama was approximately $50.2 million, consisting of $30.6 million in equity and a loan of $19.6 million. As of December 31, 2016, the net book value of our investment in Grand Bahama was approximately $47.0 million, consisting of $23.2 million in equity and a loan of $23.8 million. These amounts represent our maximum exposure to loss related to our investment in Grand Bahama. Our debt agreement with Grand Bahama was amended during the quarter ended March 31, 2016 to extend the maturity by 10 years and increase the applicable interest rate to the lower of (i) LIBOR plus 3.50% and (ii) 5.5%. Interest payable on the loan is due on a semi-annual basis. We continue to classify the loan, as modified, as non-accrual status. The loan balance is included within Other assets in our consolidated balance sheets. We monitor credit risk associated with the loan through our participation on Grand Bahama’s board of directors along with our review of Grand Bahama’s financial statements and projected cash flows. Based on this review, we believe the risk of loss associated with the outstanding loan is not probable as of June 30, 2017.

We have determined that Skysea Holding International Ltd. ("Skysea Holding"), in which we have a 36% noncontrolling interest, is a VIE. During the second quarter of 2017, we made an equity contribution of $7.1 million which increased our equity interest from 35% to 36%. The contribution was made pursuant to a funding arrangement in which the entity's three largest investors agreed to contribute a total of $30.0 million in proportion to their equity interest in a series of installments. We have determined that we are not the primary beneficiary, as we do not have the power to direct the activities that most significantly impact the entity's economic performance. Accordingly, we do not consolidate this entity and we account for this investment under the equity method of accounting. In December 2014, we and Ctrip.com International Ltd, which also owns 36% of Skysea Holding, each provided a debt facility to a wholly owned subsidiary of Skysea Holding in the amount of $80.0 million. Interest under these facilities, which mature in January 2030, currently accrues at a rate of 6.5% per annum. The facilities, which are pari passu to each other, are each 100% guaranteed by Skysea Holding and are secured by first priority mortgages on the ship, Golden Era. As of June 30, 2017, the net book value of our investment in Skysea Holding and its subsidiaries was approximately $101.7 million, consisting of $10.7 million in equity and loans and other receivables of $91.0 million. As of December 31, 2016, the net book value of our investment in Skysea Holding and its subsidiaries was approximately $98.0 million, consisting of $9.2 million in equity and loans and other receivables of $88.8 million. The majority of these amounts were included within Other assets in our consolidated balance sheets and represent our maximum exposure to loss related to our investment in Skysea Holding.

The following table sets forth information regarding our investments accounted for under the equity method of accounting, including the entities discussed above, (in thousands):

	Quarter Ended June 30, 2017	Quarter Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Share of equity income from investments	$23,359	$27,268	$35,239	$48,292
Dividends received	$29,405	$23,087	$57,402	$23,878

We also provide ship management services to TUI Cruises GmbH, Pullmantur Holdings and Skysea Holding. Additionally, we bareboat charter to Pullmantur the vessels currently operated by its brands, which were retained by us. We recorded the following as it relates to these services in our operating results within our consolidated statements of comprehensive income (loss) (in thousands):

	Quarter Ended June 30, 2017	Quarter Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Revenues	$13,318	$4,198	$25,933	$8,589
Expenses	$4,020	$3,004	$7,733	$6,505

Note 6. Commitments and Contingencies

Ship Purchase Obligations

Our future capital commitments consist primarily of new ship orders. As of June 30, 2017, we had two Quantum-class ships, two Oasis-class ships and two ships of a new generation of ships, known as "Project Icon," on order for our Royal Caribbean International brand with an aggregate capacity of approximately 30,500 berths. Additionally, as of June 30, 2017, we have four Edge-class ships on order for our Celebrity Cruises brand with an aggregate capacity of approximately 11,600 berths. The following provides further information on recent developments with respect to our ship orders.

During the second quarter of 2017, we entered into agreements with Meyer Turku to build two "Project Icon" ships. We have received commitments for the unsecured financing of the ships for up to 80% of the ships' contract price. For each ship, the official Finnish export credit agency, Finnvera plc, has agreed to guarantee to the lenders 100% of a substantial majority of the financing, with Euler Hermes, the official German export credit agency, to also provide a 95% guarantee of a smaller portion of the financing. These ships, with an aggregate capacity of approximately 11,300 berths, are expected to be delivered in the second quarters of each of 2022 and 2024.

In July 2017, we entered into credit agreements for the unsecured financing of the third and fourth Edge-class ships and the fifth Oasis-class ship for up to 80% of each ship’s contract price through facilities to be guaranteed 100% by Bpifrance Assurance Export, the official export credit agency of France. Under these financing arrangements, we have the right, but not the obligation, to satisfy the obligations to be incurred upon delivery and acceptance of the ship under the shipbuilding contract by assuming, at delivery and acceptance, the debt indirectly incurred by the shipbuilder during the construction of the ship. The maximum loan amount under each facility is not to exceed €684.2 million in the case of the third Edge-class ship and the United States dollar equivalent of €714.6 million and €1.1 billion in the case of the fourth Edge-class ship and fifth Oasis-class ship, or approximately $814.9 million and $1.3 billion, respectively, based on the exchange rate at June 30, 2017. The loans will amortize semi-annually and will mature 12 years following delivery of each ship. Interest on the loans will accrue at a fixed rate of 1.28% for the third Edge-class ship and at a fixed rate of 3.18% for both, the fourth Edge-class ship and the fifth Oasis-class ship. The third and fourth Edge-class ships, each of which will have a capacity of approximately 2,900 berths, are expected to enter service in the fourth quarters of 2021 and 2022, respectively. The fifth Oasis-class ship will have a capacity of approximately 5,450 berths and is expected to enter service in the second quarter of 2021.

As of June 30, 2017, the aggregate cost of our ships on order, not including any ships on order by our Partner Brands, was approximately $12.6 billion, of which we had deposited $322.4 million as of such date. Approximately 63.3% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at June 30, 2017. Refer to Note 9. Fair Value Measurements and Derivative Instruments for further information.

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

Note 7. Shareholders’ Equity

During the first and second quarters of 2017, we declared a cash dividend on our common stock of $0.48 per share which was paid in April 2017 and July 2017, respectively. During the first quarter of 2017, we also paid a cash dividend on our common stock of $0.48 per share which was declared during the fourth quarter of 2016.

During the first and second quarters of 2016, we declared and paid a cash dividend on our common stock of $0.375 per share. During the first quarter of 2016, we also paid a cash dividend on our common stock of $0.375 per share which was declared during the fourth quarter of 2015.

In April 2017, our board of directors authorized a 12-month common stock repurchase program for up to $500 million. The timing and number of shares purchased will depend on a variety of factors including price and market conditions. Repurchases under the program may be made at management's discretion from time to time on the open market or through privately negotiated transactions. As of June 30, 2017, we have not made any purchases under this program.

Note 8. Changes in Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2017 and 2016 (in thousands):

	Accumulated Other Comprehensive Income (Loss) for the Six Months Ended June 30, 2017				Accumulated Other Comprehensive Income (Loss) for the Six Months Ended June 30, 2016
	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated comprehensive loss at beginning of the year	$(820,850)	$(28,083)	$(67,551)	$(916,484)	$(1,232,073)	$(26,447)	$(69,913)	$(1,328,433)
Other comprehensive income (loss) before reclassifications	43,408	(4,847)	8,321	46,882	(24,062)	(8,184)	4,380	(27,866)
Amounts reclassified from accumulated other comprehensive loss	108,007	557	—	108,564	183,150	1,087	—	184,237
Net current-period other comprehensive income (loss)	151,415	(4,290)	8,321	155,446	159,088	(7,097)	4,380	156,371
Ending balance	$(669,435)	$(32,373)	$(59,230)	$(761,038)	$(1,072,985)	$(33,544)	$(65,533)	$(1,172,062)

The following table presents reclassifications out of accumulated other comprehensive income (loss) for the quarters and six months ended June 30, 2017 and 2016 (in thousands):

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
Details About Accumulated Other Comprehensive Income (Loss) Components	Quarter Ended June 30, 2017	Quarter Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016	Affected Line Item in Statements of Comprehensive Income (Loss)
Loss on cash flow derivative hedges:
Interest rate swaps	$(7,863)	$(10,938)	$(16,720)	$(20,066)	Interest expense, net of interest capitalized
Foreign currency forward contracts	(2,710)	(1,980)	(5,420)	(2,698)	Depreciation and amortization expenses
Foreign currency forward contracts	(4,105)	(12,830)	(7,675)	(6,742)	Other expense
Foreign currency forward contracts	—	(207)	—	(207)	Other operating
Foreign currency collar options	(602)	(601)	(1,204)	(1,204)	Depreciation and amortization expenses
Fuel swaps	2,498	13,933	4,775	6,597	Other expense
Fuel swaps	(41,835)	(68,129)	(81,763)	(158,830)	Fuel
	(54,617)	(80,752)	(108,007)	(183,150)
Amortization of defined benefit plans:
Actuarial loss	(293)	(285)	(557)	(1,087)	Payroll and related
	(293)	(285)	(557)	(1,087)
Total reclassifications for the period	$(54,910)	$(81,037)	$(108,564)	$(184,237)

Note 9. Fair Value Measurements and Derivative Instruments

Fair Value Measurements

The estimated fair value of our financial instruments that are not measured at fair value, categorized based upon the fair value hierarchy, are as follows (in thousands):

	Fair Value Measurements at June 30, 2017 Using					Fair Value Measurements at December 31, 2016 Using
Description	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Cash and cash equivalents(4)	$130,477	$130,477	$130,477	$—	$—	$132,603	$132,603	$132,603	$—	$—
Total Assets	$130,477	$130,477	$130,477	$—	$—	$132,603	$132,603	$132,603	$—	$—
Liabilities:
Long-term debt (including current portion of long-term debt)(5)	$7,984,221	$8,540,510	$—	$8,540,510	$—	$9,347,051	$9,859,266	$—	$9,859,266	$—
Total Liabilities	$7,984,221	$8,540,510	$—	$8,540,510	$—	$9,347,051	$9,859,266	$—	$9,859,266	$—

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

(3)	Inputs that are unobservable. The Company did not use any Level 3 inputs as of June 30, 2017 and December 31, 2016.

(4)	Consists of cash and marketable securities with original maturities of less than 90 days.

(5)	Consists of unsecured revolving credit facilities, senior notes, senior debentures and term loans. This does not include our capital lease obligations.

Other Financial Instruments

The carrying amounts of accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value at June 30, 2017 and December 31, 2016.

Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2017 Using				Fair Value Measurements at December 31, 2016 Using
Description	Total	Level 1(1)	Level 2(2)	Level 3(3)	Total	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Derivative financial instruments(4)	$68,693	$—	$68,693	$—	$19,397	$—	$19,397	$—
Investments(5)	$3,120	3,120	—	—	$3,576	3,576	—	—
Total Assets	$71,813	$3,120	$68,693	$—	$22,973	$3,576	$19,397	$—
Liabilities:
Derivative financial instruments(6)	$266,257	$—	$266,257	$—	$373,497	$—	$373,497	$—
Total Liabilities	$266,257	$—	$266,257	$—	$373,497	$—	$373,497	$—

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

(3)	Inputs that are unobservable. The Company did not use any Level 3 inputs as of June 30, 2017 and December 31, 2016.

(4)	Consists of foreign currency forward contracts, interest rate swaps and fuel swaps. Please refer to the “Fair Value of Derivative Instruments” table for breakdown by instrument type.

(5)	Consists of exchange-traded equity securities and mutual funds reported within Other assets in our consolidated balance sheets.

(6)	Consists of foreign currency forward contracts, interest rate swaps and fuel swaps. Please refer to the “Fair Value of Derivative Instruments” table for breakdown by instrument type.

The reported fair values are based on a variety of factors and assumptions. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of June 30, 2017 or December 31, 2016, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.

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

The following table presents information about the Company’s offsetting of financial assets under master netting agreements with derivative counterparties:

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of June 30, 2017				As of December 31, 2016
	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Received	Net Amount of Derivative Assets
(In thousands)
Derivatives subject to master netting agreements	$68,693	$(45,156)	$—	$23,537	$19,397	$(19,397)	$—	$—
Total	$68,693	$(45,156)	$—	$23,537	$19,397	$(19,397)	$—	$—

The following table presents information about the Company’s offsetting of financial liabilities under master netting agreements with derivative counterparties:

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of June 30, 2017				As of December 31, 2016
	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Pledged	Net Amount of Derivative Liabilities
(In thousands)
Derivatives subject to master netting agreements	$(266,257)	$45,156	$—	$(221,101)	$(373,497)	$19,397	$7,213	$(346,887)
Total	$(266,257)	$45,156	$—	$(221,101)	$(373,497)	$19,397	$7,213	$(346,887)

Concentrations of Credit Risk

We monitor our credit risk associated with financial and other institutions with which we conduct significant business and, to minimize these risks, we select counterparties with credit risks acceptable to us and we seek to limit our exposure to an individual counterparty. Credit risk, including but not limited to counterparty nonperformance under derivative instruments, our credit facilities and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions, insurance companies and export credit agencies many of which we have long-term relationships with and which have credit risks acceptable to us or where the credit risk is spread out among a large number of counterparties. As of June 30, 2017, we had counterparty credit risk exposure under our derivative instruments of approximately $23.7 million, which was limited to the cost of replacing the contracts in the event of non-performance by the counterparties to the contracts, the majority of which are currently our lending banks. As of December 31, 2016, we did not have any exposure under our derivative instruments. We do not anticipate nonperformance by any of our significant counterparties. In addition, we have established guidelines we follow regarding credit ratings and instrument maturities to maintain safety and liquidity. We do not normally require collateral or other security to support credit relationships; however, in certain circumstances this option is available to us.

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

Changes in the fair value of derivatives that are designated as fair value hedges are offset against changes in the fair value of the underlying hedged assets, liabilities or firm commitments. Gains and losses on derivatives that are designated as cash flow hedges are recorded as a component of Accumulated other comprehensive loss until the underlying hedged transactions are recognized in earnings. The foreign currency transaction gain or loss of our non-derivative financial instruments and the changes in the fair value of derivatives designated as hedges of our net investment in foreign operations and investments are recognized as a component of Accumulated other comprehensive loss along with the associated foreign currency translation adjustment of the foreign operation or investment.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our long-term debt obligations including future interest payments. At June 30, 2017 and December 31, 2016, approximately 45.9% and 40.5%, respectively, of our long-term debt was effectively fixed. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense.

Market risk associated with our long-term fixed rate debt is the potential increase in fair value resulting from a decrease in interest rates. We use interest rate swap agreements that effectively convert a portion of our fixed-rate debt to a floating-rate basis to manage this risk. At June 30, 2017 and December 31, 2016, we maintained interest rate swap agreements on the following fixed-rate debt instruments:

Debt Instrument	Swap Notional as of June 30, 2017 (In thousands)	Maturity	Debt Fixed Rate	Swap Floating Rate: LIBOR plus	All-in Swap Floating Rate as of June 30, 2017
Oasis of the Seas term loan	$157,500	October 2021	5.41%	3.87%	5.29%
Unsecured senior notes	650,000	November 2022	5.25%	3.63%	4.81%
	$807,500

These interest rate swap agreements are accounted for as fair value hedges.

Market risk associated with our long-term floating rate debt is the potential increase in interest expense from an increase in interest rates. We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage this risk. At June 30, 2017 and December 31, 2016, we maintained interest rate swap agreements on the following floating-rate debt instruments:

Debt Instrument	Swap Notional as of June 30, 2017 (In thousands)	Maturity	Debt Floating Rate		All-in Swap Fixed Rate
Celebrity Reflection term loan	$409,063	October 2024	LIBOR plus	0.40%	2.85%
Quantum of the Seas term loan	581,875	October 2026	LIBOR plus	1.30%	3.74%
Anthem of the Seas term loan	604,167	April 2027	LIBOR plus	1.30%	3.86%
Ovation of the Seas term loan	760,833	April 2028	LIBOR plus	1.00%	3.16%
Harmony of the Seas term loan (1)	724,794	May 2028	EURIBOR plus	1.15%	2.26%
	$3,080,732

(1) Interest rate swap agreements hedging the Euro-denominated term loan for Harmony of the Seas include EURIBOR zero-floors matching the hedged debt EURIBOR zero-floor. Amount presented is based on the exchange rate as of June 30, 2017.

These interest rate swap agreements are accounted for as cash flow hedges.

The notional amount of interest rate swap agreements related to outstanding debt as of June 30, 2017 and December 31, 2016 was $3.9 billion and $4.0 billion, respectively.

Foreign Currency Exchange Rate Risk

Derivative Instruments

Our primary exposure to foreign currency exchange rate risk relates to our ship construction contracts denominated in Euros, our foreign currency denominated debt and our international business operations. We enter into foreign currency forward contracts, collar options and cross currency swap agreements to manage portions of the exposure to movements in foreign currency exchange rates. As of June 30, 2017, the aggregate cost of our ships on order, not including the TUI Cruises' ships on order and those subject to conditions to effectiveness, was approximately $12.6 billion, of which we had deposited $322.4 million as of such date. At June 30, 2017 and December 31, 2016, approximately 63.3% and 66.7%, respectively, of the aggregate cost of the ships under construction was exposed to fluctuations in the Euro exchange rate. The majority of our foreign currency forward contracts, collar options and cross currency swap agreements are accounted for as cash flow, fair value or net investment hedges depending on the designation of the related hedge.

On a regular basis, we enter into foreign currency forward contracts and, from time to time, we utilize cross-currency swap agreements to minimize the volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than our functional currency or the functional currencies of our foreign subsidiaries. During the second quarter of 2017, we maintained an average of approximately $670.6 million of these foreign currency forward contracts. These instruments are not designated as hedging instruments. Changes in the fair value of the foreign currency forward contracts resulted in a gain (loss), of approximately $21.3 million and $(24.7) million during the quarters ended June 30, 2017 and June 30, 2016, respectively, and approximately $35.1 million and $(9.3) million, during the six months ended June 30, 2017 and June 30, 2016, respectively, that were recognized in earnings within Other expense in our consolidated statements of comprehensive income (loss).

The notional amount of outstanding foreign exchange contracts including our forward contracts as of June 30, 2017 and December 31, 2016 was $2.7 billion and $1.3 billion, respectively.

Non-Derivative Instruments

We also address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries’ and investments’ functional currencies and designating it as a hedge of these subsidiaries and investments. We had designated debt as a hedge of our net investments in TUI Cruises of approximately €310.0 million, or approximately $353.5 million, as of June 30, 2017.

 Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates primarily to the consumption of fuel on our ships. We use fuel swap agreements to mitigate the financial impact of fluctuations in fuel prices.

Our fuel swap agreements are accounted for as cash flow hedges. At June 30, 2017, we have hedged the variability in future cash flows for certain forecasted fuel transactions occurring through 2021. As of June 30, 2017 and December 31, 2016, we had the following outstanding fuel swap agreements:

	Fuel Swap Agreements
	As of June 30, 2017	As of December 31, 2016
	(metric tons)
2017	427,100	799,065
2018	756,700	616,300
2019	668,500	521,000
2020	531,200	306,500
2021	224,900	—

	Fuel Swap Agreements
	As of June 30, 2017	As of December 31, 2016
	(% hedged)
Projected fuel purchases:
2017	64%	60%
2018	54%	44%
2019	45%	35%
2020	35%	20%
2021	15%	—

At June 30, 2017 and December 31, 2016, $123.0 million and $138.5 million, respectively, of estimated unrealized net loss associated with our cash flow hedges pertaining to fuel swap agreements were expected to be reclassified to earnings from Accumulated other comprehensive loss within the next twelve months. Reclassification is expected to occur as the result of fuel consumption associated with our hedged forecasted fuel purchases.

The fair value and line item caption of derivative instruments recorded within our consolidated balance sheets were as follows:

	Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of June 30, 2017	As of December 31, 2016	Balance Sheet Location	As of June 30, 2017	As of December 31, 2016
		Fair Value	Fair Value		Fair Value	Fair Value
(In thousands)
Derivatives designated as hedging instruments under ASC 815-20(1)
Interest rate swaps	Other assets	$886	$5,246	Other long-term liabilities	$54,726	$57,679
Foreign currency forward contracts	Prepaid expenses and other assets	16,137	—	Derivative financial instruments	1,127	5,574
Foreign currency forward contracts	Other assets	37,299	—	Other long-term liabilities	3,758	68,165
Fuel swaps	Prepaid expenses and other assets	1,577	—	Derivative financial instruments	117,654	129,486
Fuel swaps	Other assets	12,281	13,608	Other long-term liabilities	76,102	95,125
Total derivatives designated as hedging instruments under 815-20		68,180	18,854		253,367	356,029
Derivatives not designated as hedging instruments under ASC 815-20
Fuel swaps	Prepaid expenses and other assets	73	—	Derivative financial instruments	9,320	11,532
Fuel swaps	Other Assets	440	543	Other long-term liabilities	3,570	5,936
Total derivatives not designated as hedging instruments under 815-20		513	543		12,890	17,468
Total derivatives		$68,693	$19,397		$266,257	$373,497

(1) Accounting Standard Codification 815-20 “Derivatives and Hedging.”

The carrying value and line item caption of non-derivative instruments designated as hedging instruments recorded within our consolidated balance sheets were as follows:

		Carrying Value
Non-derivative instrument designated as hedging instrument under ASC 815-20	Balance Sheet Location	As of June 30, 2017	As of December 31, 2016
(In thousands)
Foreign currency debt	Current portion of long-term debt	$66,582	$61,601
Foreign currency debt	Long-term debt	286,911	249,624
		$353,493	$311,225

The effect of derivative instruments qualifying and designated as hedging instruments and the related hedged items in fair value hedges on the consolidated statements of comprehensive income (loss) was as follows:

Derivatives and Related Hedged Items under ASC 815-20 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative and Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative				Amount of Gain (Loss) Recognized in Income on Hedged Item
		Quarter Ended June 30, 2017	Quarter Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016	Quarter Ended June 30, 2017	Quarter Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
(In thousands)
Interest rate swaps	Interest expense, net of interest capitalized	$869	$1,976	$2,042	$4,338	$—	$3,278	$—	$7,203
Interest rate swaps	Other expense	5,351	9,986	3,820	36,254	(4,311)	(8,601)	(1,854)	(32,301)
		$6,220	$11,962	$5,862	$40,592	$(4,311)	$(5,323)	$(1,854)	$(25,098)

The effect of derivative instruments qualifying and designated as cash flow hedging instruments on the consolidated financial statements was as follows:

Derivatives under ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Loss) on Derivative (Effective Portion)				Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Effective Portion)
	Quarter Ended June 30, 2017	Quarter Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016		Quarter Ended June 30, 2017	Quarter Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
(In thousands)
Interest rate swaps	$(19,060)	$(35,732)	$(21,549)	$(133,103)	Interest expense, net of interest capitalized	$(7,863)	$(10,938)	$(16,720)	$(20,066)
Foreign currency forward contracts	97,521	(34,738)	99,650	11,310	Depreciation and amortization expenses	(2,710)	(1,980)	(5,420)	(2,698)
Foreign currency forward contracts	—	—	—	—	Other expense	(4,105)	(12,830)	(7,675)	(6,742)
Foreign currency forward contracts	—	—	—	—	Other operating	—	(207)	—	(207)
Foreign currency collar options	—	—	—	—	Depreciation and amortization expenses	(602)	(601)	(1,204)	(1,204)
Fuel swaps	—	—	—	—	Other expense	2,498	13,933	4,775	6,597
Fuel swaps	(4,125)	146,068	(34,693)	97,731	Fuel	(41,835)	(68,129)	(81,763)	(158,830)
	$74,336	$75,598	$43,408	$(24,062)		$(54,617)	$(80,752)	$(108,007)	$(183,150)

Derivatives under ASC 815-20 Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Quarter Ended June 30, 2017	Quarter Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
(In thousands)
Interest rate swaps	Other expense	—	(342)	—	(1,242)
Foreign currency forward contracts	Other expense	43	—	25	—
Foreign currency forward contracts	Other expense	—	(57)	—	(57)
Fuel swaps	Other expense	2,281	—	—	—
Fuel swaps	Other expense	(2,337)	(3,925)	(2,337)	(3,941)
		$(13)	$(4,324)	$(2,312)	$(5,240)

The effect of non-derivative instruments qualifying and designated as net investment hedging instruments on the consolidated financial statements was as follows:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion)
Non-derivative instruments under ASC 815-20 Net Investment Hedging Relationships	Quarter Ended June 30, 2017	Quarter Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
(In thousands)
Foreign Currency Debt	$21,888	$4,695	$26,257	$4,695
	$21,888	$4,695	$26,257	$4,695

There was no amount recognized in income (ineffective portion and amount excluded from effectiveness testing) for the quarters and six months ended June 30, 2017 and June 30, 2016, respectively.

The effect of derivatives not designated as hedging instruments on the consolidated financial statements was as follows:

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments under ASC 815-20	Location of Gain (Loss) Recognized in Income on Derivatives	Quarter Ended June 30, 2017	Quarter Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
(In thousands)
Foreign currency forward contracts	Other expense	$21,256	$(23,703)	$35,068	$(9,248)
Fuel swaps	Other expense	(20)	(73)	(80)	(51)
		$21,236	$(23,776)	$34,988	$(9,299)

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

The amount of collateral required to be posted following such event will change as, and to the extent, our net liability position increases or decreases by more than the applicable minimum call amount. If our credit rating for our senior unsecured debt is subsequently equal to or above BBB- by Standard & Poor’s or Baa3 by Moody’s, then any collateral posted at such time will be released to us and we will no longer be required to post collateral unless we meet the collateral trigger requirement at the next fifth-year anniversary. At June 30, 2017, four of our interest rate derivative instruments had reached their fifth anniversary; however, our senior unsecured debt credit rating was BBB- by Standard & Poor’s and Baa3 by Moody’s and, accordingly, we were not required to post any collateral as of such date. As of December 31, 2016, two of our interest rate derivative instruments had reached their fifth anniversary. As our unsecured debt credit rating at December 31, 2016 was below BBB-/Baa3, we had posted $7.2 million in collateral as of such date. Consistent with the provisions of our interest rate derivatives instruments, all collateral that was posted with our counterparties was returned upon reaching investment grade.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Concerning Forward-Looking Statements

The discussion under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance (including our expectations for the third quarter and full year of 2017 and our earnings and yield estimates for 2017 set forth under the heading "Outlook" below), business and industry prospects or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. Words such as "anticipate," "believe," "could," "estimate," "expect," "goal," "intend," "may," "plan," "project," "seek," "should," "will," "driving" and similar expressions are intended to further identify any of these forward-looking statements. Forward-looking statements reflect management's current expectations but they are based on judgments and are inherently uncertain. Furthermore, they are subject to risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q and, in particular, the risks discussed under the caption "Risk Factors" in Part II, Item 1A herein.

All forward-looking statements made in this Quarterly Report on Form 10-Q speak only as of the date of this document.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

The discussion and analysis of our financial condition and results of operations has been organized to present the following:

•	a review of our financial presentation, including discussion of certain operational and financial metrics we utilize to assist us in managing our business;

•	a discussion of our results of operations for the quarter and six months ended June 30, 2017 compared to the same period in 2016;

•	a discussion of our business outlook, including our expectations for selected financial items for the third quarter and full year of 2017; and

•	a discussion of our liquidity and capital resources, including our future capital and contractual commitments and potential funding sources.

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

Selected Operational and Financial Metrics

We utilize a variety of operational and financial metrics which are defined below to evaluate our performance and financial condition. As discussed in more detail herein, certain of these metrics are non-GAAP financial measures. These non-GAAP financial measures are provided along with the related GAAP financial measures as we believe they provide useful information to investors as a supplement to our consolidated financial statements, which are prepared and presented in accordance with GAAP. The presentation of non-GAAP financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

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

We have not provided a quantitative reconciliation of (i) projected Total revenues to projected Net Revenues, (ii) projected Gross Yields to projected Net Yields, (iii) projected Gross Cruise Costs to projected Net Cruise Costs and projected Net Cruise Costs Excluding Fuel and (iv) projected Net Income and Earnings per Share to projected Adjusted Net Income and Adjusted Earnings per Share because preparation of meaningful GAAP projections of Total revenues, Gross Yields, Gross Cruise Costs, Net Income and Earnings per Share would require unreasonable effort. Due to significant uncertainty, we are unable to predict, without unreasonable effort, the future movement of foreign exchange rates, fuel prices and interest rates inclusive of our related hedging programs. In addition, we are unable to determine the future impact of restructuring expenses or other non-core business related gains and losses which may result from strategic initiatives. These items are uncertain and could be material to our results of operations in accordance with GAAP. Due to this uncertainty, we do not believe that reconciling information for such projected figures would be meaningful.

Results of Operations

Summary

Both our net income and Adjusted Net Income for the second quarter of 2017 were $369.5 million, or $1.71 per share on a diluted basis compared to net income and Adjusted Net Income of $229.9 million and $235.2 million, or $1.06 and $1.09 per share on a diluted basis, respectively, for the second quarter of 2016.

Both our net income and Adjusted Net Income for the six months ended June 30, 2017 were $584.3 million, or $2.71 per share on a diluted basis as compared to net income and Adjusted Net Income of $329.0 million and $359.1 million, or $1.52 and $1.65, per share on a diluted basis, respectively, for the six months ended June 30, 2016.

Significant items for the quarter and six months ended June 30, 2017 include:

•
The effect of changes in foreign currency exchange rates related to our passenger ticket and onboard and other revenue transactions and cruise operating expenses denominated in currencies other than the United States dollar, resulted in a decrease in total revenues of $29.4 million and $31.4 million for the quarter and six months ended June 30, 2017, respectively, as compared to the same periods in 2016, and a decrease in cruise operating expenses by $6.8 million and $8.9 million for the quarter and six months ended June 30, 2017, respectively, as compared to the same periods in 2016.

•
Total revenues, excluding the unfavorable effect of changes in foreign currency exchange rates, increased $119.4 million and $212.2 million for the quarter and six months ended June 30, 2017, respectively, as compared to the same period in 2016. The increase was primarily due to an increase in ticket prices and onboard spending on a per passenger basis, which is further discussed below.

•
Total Cruise operating expenses, excluding the favorable effect of changes in foreign currency exchange rates, decreased $47.0 million and $110.7 million for the quarter and six months ended June 30, 2017, respectively, as compared to the same period in 2016. The decrease was primarily due to the decrease in capacity, which is further discussed below. Additionally, we recognized a $30.9 million gain on the sale of Legend of the Seas in March 2017.

Other Items

•	In May 2017, TUI Cruises, our 50% joint venture, took delivery of Mein Schiff 6.

•
During the second quarter of 2017, we entered into agreements with Meyer Turku to build two "Project Icon" ships. Refer to Note 6. Commitments and Contingencies to our consolidated financial statements for further information.

Operating results for the quarter and six months ended June 30, 2017 compared to the same period in 2016 are shown in the following table (in thousands, except per share data):

	Quarter Ended June 30,				Six months ended June 30,
	2017		2016		2017		2016
		% of Total Revenues		% of Total Revenues		% of Total Revenues		% of Total Revenues
Passenger ticket revenues	$1,581,385	72.0%	$1,516,530	72.0%	$2,999,608	71.4%	$2,894,697	72.0%
Onboard and other revenues	613,889	28.0%	588,732	28.0%	1,204,226	28.6%	1,128,360	28.0%
Total revenues	2,195,274	100.0%	2,105,262	100.0%	4,203,834	100.0%	4,023,057	100.0%
Cruise operating expenses:
Commissions, transportation and other	340,331	15.5%	334,568	15.9%	650,579	15.5%	659,458	16.4%
Onboard and other	132,437	6.0%	136,198	6.5%	238,431	5.7%	239,852	6.0%
Payroll and related	210,362	9.6%	230,433	10.9%	426,097	10.1%	457,874	11.4%
Food	121,764	5.5%	124,517	5.9%	242,975	5.8%	246,027	6.1%
Fuel	170,748	7.8%	176,649	8.4%	348,162	8.3%	352,511	8.8%
Other operating	281,143	12.8%	308,222	14.6%	526,365	12.5%	596,443	14.8%
Total cruise operating expenses	1,256,785	57.2%	1,310,587	62.3%	2,432,609	57.9%	2,552,165	63.4%
Marketing, selling and administrative expenses	283,855	12.9%	290,782	13.8%	601,320	14.3%	593,108	14.7%
Depreciation and amortization expenses	234,937	10.7%	221,620	10.5%	470,686	11.2%	432,384	10.7%
Operating Income	419,697	19.1%	282,273	13.4%	699,219	16.6%	445,400	11.1%
Other income (expense):
Interest income	5,811	0.3%	5,683	0.3%	12,063	0.3%	8,403	0.2%
Interest expense, net of interest capitalized	(76,632)	(3.5)%	(78,747)	(3.7)%	(156,949)	(3.7)%	(144,193)	(3.6)%
Equity investment income	23,359	1.1%	27,268	1.3%	35,239	0.8	48,292	1.2%
Other expense	(2,709)	(0.1)%	(6,572)	(0.3)%	(5,320)	(0.1)%	(28,857)	(0.7)%
	(50,171)	(2.3)%	(52,368)	(2.5)%	(114,967)	(2.7)%	(116,355)	(2.9)%
Net Income	$369,526	16.8%	$229,905	10.9%	$584,252	13.9%	$329,045	8.2%
Diluted Earnings per Share	$1.71		$1.06		$2.71		$1.52

Adjusted Net Income and Adjusted Earnings per Share were calculated as follows (in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Income	$369,526	$229,905	$584,252	$329,045
Adjusted Net income	369,526	235,164	584,252	359,120
Net Adjustments to Net Income- Increase	$—	$5,259	$—	$30,075
Adjustments to Net Income:
Net loss related to the elimination of the Pullmantur reporting lag	$—	$—	—	21,656
Restructuring charges	—	4,425	—	4,730
Other initiative costs	—	834	—	3,689
Net Adjustments to Net Income- Increase	$—	$5,259	$—	$30,075

Basic:
Earnings per Share	$1.72	$1.07	$2.72	$1.52
Adjusted Earnings per Share	$1.72	$1.09	$2.72	$1.66

Diluted:
Earnings per Share	$1.71	$1.06	$2.71	$1.52
Adjusted Earnings per Share	$1.71	$1.09	$2.71	$1.65

Weighted-Average Shares Outstanding:
Basic	215,085	215,265	214,978	216,089
Diluted	216,062	216,131	215,944	217,040

Selected statistical information is shown in the following table:

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016(1)
Passengers Carried	1,433,339	1,403,998	2,858,872	2,806,920
Passenger Cruise Days	9,950,570	9,980,140	19,910,135	19,639,130
APCD	9,152,899	9,544,636	18,432,309	18,737,199
Occupancy	108.7%	104.6%	108.0%	104.8%

(1) Does not include November and December 2015 amounts for Pullmantur as the net Pullmantur result for those months was included within Other expense in our consolidated statements of comprehensive income (loss) for the six months ended June 30, 2016, as a result of the elimination of the Pullmantur reporting lag, and did not affect Gross Yields, Net Yields, Gross Cruise Costs, Net Cruise Costs and Net Cruise Costs Excluding Fuel.

Gross Yields and Net Yields were calculated as follows (in thousands, except APCD and Yields):

	Quarter Ended June 30,			Six Months Ended June 30,
	2017	2017 On a Constant Currency Basis	2016	2017	2017 On a Constant Currency Basis	2016
Passenger ticket revenues	$1,581,385	$1,607,965	$1,516,530	$2,999,608	$3,027,567	$2,894,697
Onboard and other revenues	613,889	616,736	588,732	1,204,226	1,207,666	1,128,360
Total revenues	2,195,274	2,224,701	2,105,262	4,203,834	4,235,233	4,023,057
Less:
Commissions, transportation and other	340,331	344,944	334,568	650,579	656,131	659,458
Onboard and other	132,437	132,781	136,198	238,431	238,498	239,852
Net Revenues	$1,722,506	$1,746,976	$1,634,496	$3,314,824	$3,340,604	$3,123,747

APCD	9,152,899	9,152,899	9,544,636	18,432,309	18,432,309	18,737,199
Gross Yields	$239.84	$243.06	$220.57	$228.07	$229.77	$214.71
Net Yields	$188.19	$190.87	$171.25	$179.84	$181.24	$166.71

Gross Cruise Costs, Net Cruise Costs and Net Cruise Costs Excluding Fuel were calculated as follows (in thousands, except APCD and costs per APCD):

	Quarter Ended June 30,			Six Months Ended June 30,
	2017	2017 On a Constant Currency Basis	2016	2017	2017 On a Constant Currency Basis	2016
Total cruise operating expenses	$1,256,785	$1,263,620	$1,310,587	$2,432,609	$2,441,477	$2,552,165
Marketing, selling and administrative expenses(1)	283,855	286,875	286,357	601,320	607,946	588,378
Gross Cruise Costs	1,540,640	1,550,495	1,596,944	3,033,929	3,049,423	3,140,543
Less:
Commissions, transportation and other	340,331	344,944	334,568	650,579	656,131	659,458
Onboard and other	132,437	132,781	136,198	238,431	238,498	239,852
Net Cruise Costs including other initiative costs	1,067,872	1,072,770	1,126,178	2,144,919	2,154,794	2,241,233
Less:
Other initiative costs included within cruise operating expenses and marketing, selling and administrative expenses	—	—	834	—	—	3,325
Net Cruise Costs	1,067,872	1,072,770	1,125,344	2,144,919	2,154,794	2,237,908
Less:
Fuel(2)	170,748	170,747	176,649	348,162	348,161	352,087
Net Cruise Costs Excluding Fuel	$897,124	$902,023	$948,695	$1,796,757	$1,806,633	$1,885,821

APCD	9,152,899	9,152,899	9,544,636	18,432,309	18,432,309	18,737,199
Gross Cruise Costs per APCD	$168.32	$169.40	$167.31	$164.60	$165.44	$167.61
Net Cruise Costs per APCD	$116.67	$117.21	$117.90	$116.37	$116.90	$119.44
Net Cruise Costs Excluding Fuel per APCD	$98.02	$98.55	$99.40	$97.48	$98.01	$100.65

(1) For the quarter and six months ended June 30, 2016, amounts do not include restructuring charges of $4.4 million and $4.7 million, respectively.

(2) For the six months ended June 30, 2016, amount does not include fuel expense of $0.4 million included within other initiative costs associated with the redeployment of Pullmantur’s Empress to the Royal Caribbean International brand.

2017 Outlook

The company does not make predictions about fuel pricing, interest rates or currency exchange rates but does provide guidance about its future business activities. On August 1, 2017, we announced the following full year and third quarter 2017 guidance based on the then current fuel pricing, interest rates and currency exchange rates:

Full Year 2017

	As Reported	Constant Currency
Net Yields	Approx. 6.0%	5.5% to 6.0%
Net Cruise Costs per APCD	Approx. 1.0%	Approx. 1.0%
Net Cruise Costs per APCD, Excluding Fuel	Approx. 1.0%	Approx. 1.0%
Capacity Decrease	(1.9%)
Depreciation and Amortization	$945 to $953 million
Interest Expense, net	$273 to $278 million
Fuel Consumption (metric tons)	1,324,000
Fuel Expenses	$706 million
Percent Hedged (fwd consumption)	64%
Impact of 10% change in fuel prices	$15 million
1% Change in Currency	$10 million
1% Change in Net Yield	$36 million
1% Change in NCC x Fuel	$17 million
1% Change in LIBOR	$16 million
Adjusted Earnings per Share-Diluted	$7.35 to $7.45

Third Quarter 2017

	As Reported	Constant Currency
Net Yields	4.5% to 5.0%	4.0% to 4.5%
Net Cruise Costs per APCD	Approx. 4.0%	Approx. 4.0%
Net Cruise Costs per APCD, Excluding Fuel	4.0% to 4.5%	Approx. 4.0%
Capacity Decrease	(4.0%)
Depreciation and Amortization	$235 to $240 million
Interest Expense, net	$65 to $70 million
Fuel Consumption (metric tons)	329,000
Fuel Expenses	$176 million
Percent Hedged (fwd consumption)	63%
Impact of 10% change in fuel prices	$8 million
1% Change in Currency	$6 million
1% Change in Net Yield	$20 million
1% Change in NCC x Fuel	$9 million
1% Change in LIBOR	$6 million
Adjusted Earnings per Share-Diluted	Approx. $3.45

Volatility in foreign currency exchange rates affects the US dollar value of our earnings. Based on our highest net exposure for each quarter and the full year 2017, the top five foreign currencies are ranked below. For example, the Australian Dollar is the most impactful currency in the first and fourth quarters of 2017. The first and second quarters of 2017 rankings are based on actual results. Rankings for the remaining quarters and full year are based on estimated net exposures.

Ranking	Q1	Q2	Q3	Q4	FY 2017
1	AUD	GBP	GBP	AUD	GBP
2	CAD	CNH	CNH	GBP	AUD
3	GBP	AUD	EUR	CAD	CAD
4	CNH	CAD	CAD	EUR	CNH
5	BRL	MXN	MXN	CNH	EUR

The currency abbreviations above are defined as follows:

Currency Abbreviation	Currency
AUD	Australian Dollar
BRL	Brazilian Real
CAD	Canadian Dollar
CNH	Chinese Yuan
EUR	Euro
GBP	British Pound
MXN	Mexican Peso

Quarter Ended June 30, 2017 Compared to Quarter Ended June 30, 2016

In this section, references to 2017 refer to the quarter ended June 30, 2017 and references to 2016 refer to the quarter ended June 30, 2016.

Revenues

Total revenues for 2017 increased $90.0 million, or 4.3%, from 2016.

Passenger ticket revenues comprised 72.0% of our 2017 total revenues. Passenger ticket revenues for 2017 increased by $64.9 million, or 4.3%, from 2016. The increase was primarily due to a $154.2 million increase in ticket prices driven by higher pricing on North America and Europe sailings. Additionally, the exit of the Pullmantur ships and the addition of Harmony of the Seas improved our ticket price on a per passenger basis. The increase in ticket prices was partially offset by lower pricing on Asia/Pacific sailings.

The increase was partially offset by:

•
a 4.1% decrease in capacity, which decreased passenger ticket revenues by $62.2 million primarily due to the sale of our majority interest in Pullmantur Holdings during the third quarter of 2016 and the sale of Legend of the Seas in first quarter of 2017, which was partially offset by an increase in capacity primarily due to the addition of Harmony of the Seas into our fleet during the second quarter of 2016; and

•	an unfavorable effect of changes in foreign currency exchange rates related to our revenue transactions denominated in currencies other than the United States dollar of approximately $26.6 million.

The remaining 28.0% of 2017 total revenues was comprised of onboard and other revenues, which increased $25.2 million, or 4.3%, to $613.9 million in 2017 from $588.7 million in 2016. The increase in onboard and other revenues was primarily due to:

•
a $33.3 million increase in onboard revenue attributable to higher spending on a per passenger basis primarily due to our revenue enhancing initiatives, including beverage package sales and promotions, gaming initiatives, and to a lesser extent, an increase in port activities mainly due to itinerary changes; and

•	a $17.5 million increase in other revenue primarily due to charter revenue and management fees earned from Pullmantur Holdings.

The increase was partially offset by a $23.9 million decrease attributable to the 4.1% decrease in capacity noted above.

Onboard and other revenues included concession revenues of $77.7 million in 2017 and $77.9 million in 2016.

Cruise Operating Expenses

Total cruise operating expenses for 2017 decreased $53.8 million, or 4.1%, from 2016. The decrease was primarily due to:

•	a $53.7 million decrease attributable to the 4.1% decrease in capacity noted above; and

•	a $10.5 million decrease in payroll and related expenses primarily driven by efficiencies gained through our cost reduction initiatives.

The net decrease was partially offset by a $17.0 million increase in commissions expense mainly due to changes in commission incentives and the increase in ticket prices discussed above.

Marketing, Selling and Administrative Expenses

Marketing, selling and administrative expenses for 2017 decreased $6.9 million, or 2.4%, to $283.9 million from $290.8 million in 2016. The decrease was primarily due to the sale of our majority interest in Pullmantur Holdings, partially offset by an increase in payroll and benefits primarily due to an increase in our stock price year over year related to our performance share awards.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for 2017 increased $13.3 million, or 6.0%, to $234.9 million from $221.6 million in 2016. The increase was primarily due to the addition of Harmony of the Seas into our fleet, and to a lesser extent, new shipboard additions associated with our ship upgrade projects. The increase was partially offset by the sale of Legend of the Seas in the first quarter of 2017.

Other Income (Expense)

Interest expense, net of interest capitalized for 2017 decreased $2.1 million, or 2.7%, to $76.6 million from $78.7 million in 2016. The decrease was primarily due to a lower average debt in 2017 compared to 2016, partially offset by higher interest rates in 2017 compared to 2016.

Equity investment income decreased $3.9 million, or 14.3%, to $23.4 million in 2017 from $27.3 million in 2016 mainly due to losses associated with Pullmantur Holdings in 2017, partially offset by an increase in income from TUI Cruises. Effective July 31, 2016, as a result of the sale of 51% of our interest in Pullmantur Holdings, we account for our investment in Pullmantur Holdings under the equity method of accounting.

Other expense in 2017 was $2.7 million compared to $6.6 million in 2016. The decrease in other expense of $3.9 million, or 58.8%, was primarily driven by an increase in income attributable to changes in fair value of our derivative instruments that are not accounted for under hedge accounting, partially offset by an increase in foreign exchange losses during the second quarter of 2017.

Gross and Net Yields

Gross Yields and Net Yields increased 8.7% and 9.9% in 2017, respectively, compared to 2016 primarily due to the increase in passenger ticket and onboard and other revenues discussed above. Gross Yields and Net Yields, on a Constant Currency basis, increased 10.2% and 11.5% in 2017, respectively, compared to 2016.

Gross and Net Cruise Costs

Gross Cruise Costs and Net Cruise Costs decreased 3.5% and 5.1%, respectively, compared to 2016 primarily due to the decrease in capacity and cruise operating expenses discussed above. Gross Cruise Costs per APCD in 2017 was consistent with 2016 and Net Cruise Costs per APCD decreased 1.0% in 2017 compared to 2016. Gross Cruise Costs per APCD on a Constant Currency basis increased 1.2% in 2017 compared to 2016. Net Cruise Costs per APCD on a Constant Currency basis decreased 0.6% in 2017 compared to 2016. Net Cruise Costs Excluding Fuel per APCD decreased 1.4% in 2017 compared to 2016 and decreased 0.9% in 2017 compared to 2016 on a Constant Currency basis.

Other Comprehensive Income (Loss)

Other comprehensive income in 2017 was $131.3 million compared to $150.5 million in 2016. The decrease of $19.2 million, or 12.8%, was primarily due to the Gain on cash flow derivative hedges in 2017 of $129.0 million compared to $156.4 million in 2016. The lower net gain of $129.0 million in 2017 was due to a lower amount of deferred fuel swap losses reclassified into earnings during the quarter ended June 30, 2017 resulting from a lower average swap price in 2017.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

In this section, references to 2017 refer to the six months ended June 30, 2017 and references to 2016 refer to the six months ended June 30, 2016.

Revenues

Total revenues for 2017 increased $180.8 million, or 4.5%, from 2016.

Passenger ticket revenues comprised 71.4% of our 2017 total revenues. Passenger ticket revenues for 2017 increased by $104.9 million, or 3.6%, from 2016. The increase was primarily due to an increase of $180.5 million in ticket prices primarily driven by the improvement in our ticket price on a per passenger basis due to the exit of the Pullmantur ships and the addition of Harmony of the Seas and Ovation of the Seas, as well as higher pricing on North America and Europe sailings. The increase in ticket prices on these itineraries was partially offset by lower pricing on Asia/Pacific sailings.

The increase was partially offset by:

•
a 1.6% decrease in capacity, which decreased passenger ticket revenues by $47.1 million primarily due to the sale of our majority interest in Pullmantur Holdings during the third quarter of 2016, the sale of Splendour of the Seas in the second quarter of 2016 and the sale of Legend of the Seas in first quarter of 2017, which was partially offset by an increase in capacity due to the addition of Ovation of the Seas and Harmony of the Seas into our fleet during the second quarter of 2016; and

•
an approximate $28.0 million unfavorable effect of changes in foreign currency exchange rates related to our passenger ticket revenue transactions denominated in currencies other than the United States dollar.

The remaining 28.6% of 2017 total revenues was comprised of onboard and other revenues, which increased $75.9 million, or 6.7%, in 2017 from 2016. The increase in onboard and other revenues was primarily due to:

•
a $70.4 million increase in onboard revenue attributable to higher spending on a per passenger basis primarily due to our revenue enhancing initiatives, including beverage package sales and promotions, gaming initiatives, and to a lesser extent, an increase in port activities mainly due to itinerary changes; and

•	a $25.7 million increase in other revenue primarily due to charter revenue and management fees earned from Pullmantur Holdings.

The increase was partially offset by an $18.2 million decrease attributable to the 1.6% decrease in capacity noted above.

Onboard and other revenues included concession revenues of $157.0 million in 2017 and $154.2 million in 2016.

Cruise Operating Expenses

Total cruise operating expenses for 2017 decreased $119.6 million, or 4.7%, from 2016.

The decrease was primarily due to:

•	a $41.4 million decrease attributable to the 1.6% decrease in capacity noted above;

•	a $30.9 million gain resulting from the sale of Legend of the Seas in 2017 compared to an immaterial gain from the sale of Splendour of the Seas in 2016;

•	a $24.2 million decrease in payroll and related expenses primarily driven by efficiencies gained through our cost reduction initiatives;

•	a $23.8 million decrease in air expense due to itinerary changes and lower ticket costs; and

•	a $15.8 million decrease in vessel maintenance primarily due to the timing of scheduled drydocks.

The net decrease was partially offset by an increase in commissions expense of $12.5 million mainly due to changes in commission incentives and the increase in ticket prices discussed above.

Marketing, Selling and Administrative Expenses

Marketing, selling and administrative expenses for 2017 increased $8.2 million, or 1.4%, to $601.3 million from $593.1 million in 2016. The increase was primarily due to an increase in payroll and benefits which was driven by an increase in our stock price year over year related to our performance share awards, partially offset by a decrease due to the sale of our majority interest in Pullmantur Holdings.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for 2017 increased $38.3 million, or 8.9%, to $470.7 million from $432.4 million in 2016. The increase was primarily due to the addition of Ovation of the Seas and Harmony of the Seas in the second quarter of 2016 into our fleet, and to a lesser extent, new shipboard additions associated with our ship upgrade projects. The increase was partially offset by the decrease in depreciation associated with the sale of Splendour of the Seas in the second quarter of 2016 and the sale of Legend of the Seas in first quarter of 2017.

Other Income (Expense)

Interest expense, net of interest capitalized, for 2017 increased $12.8 million, or 8.8%, to $156.9 million from $144.2 million in 2016. The increase was primarily due to higher interest rates in 2017 compared to 2016, partially offset by lower average debt in 2017 compared to 2016.

Equity investment income decreased $13.1 million, or 27.0%, to $35.2 million in 2017 from $48.3 million in 2016 primarily due to losses associated with Pullmantur Holdings in 2017, partially offset by an increase in income from TUI Cruises. Effective July 31, 2016, as a result of the sale of 51% of our interest in Pullmantur Holdings, we account for our investment in Pullmantur Holdings under the equity method of accounting.

Other expense decreased $23.5 million, or 81.6%, to $5.3 million in 2017 from $28.9 million in 2016 primarily due to the 2016 net loss of $21.7 million related to the elimination of the Pullmantur reporting lag that did not recur in 2017.

Gross and Net Yields

Gross Yields and Net Yields increased 6.2% and 7.9% in 2017, respectively, compared to 2016 primarily due to the increase in passenger ticket and onboard and other revenues discussed above. Gross Yields and Net Yields, on a Constant Currency basis, increased 7.0% and 8.7% in 2017, respectively, compared to 2016.

Gross and Net Cruise Costs

Gross Cruise Costs and Net Cruise Costs decreased 3.4% and 4.2% in 2017, respectively compared to 2016 primarily due to the decrease in capacity and cruise operating expenses discussed above. Gross Cruise Costs per APCD and Net Cruise Costs per APCD decreased 1.8% and 2.6% in 2017, respectively, compared to 2016 primarily due to the decrease in cruise operating expenses. Gross Cruise Costs per APCD on a Constant Currency basis decreased 1.3% in 2017 compared to 2016. Net Cruise Costs per APCD on a Constant Currency basis decreased 2.1% in 2017 compared to 2016. Net Cruise Costs Excluding Fuel per APCD decreased 3.1% in 2017 compared to 2016 and decreased 2.6% in 2017 compared to 2016 on a Constant Currency basis.

Other Comprehensive Income (Loss)

Other comprehensive income remained consistent compared to 2016.
Future Application of Accounting Standards

Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements for further information on Recent Accounting Pronouncements.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash flow generated from operations provides us with a significant source of liquidity. Net cash provided by operating activities increased $388.4 million to $1.7 billion for the first six months in 2017 compared to $1.3 billion for the same period in 2016. The increase in cash provided by operating activities was primarily attributable to an increase in proceeds from customer deposits during the first six months in 2017 compared to the same period in 2016. Additionally, dividends received from unconsolidated affiliates increased by $33.5 million.
Net cash provided by investing activities was $7.7 million for the first six months in 2017 compared to Net cash used in investing activities of $2.2 billion for the same period in 2016. The change was primarily attributable to a decrease in capital expenditures of $1.8 billion due to ship deliveries in 2016, Ovation of the Seas and Harmony of the Seas, compared to no ship deliveries in 2017. In addition, we received $230.0 million of proceeds from the sale of property and equipment in 2017 which did not occur in 2016. Furthermore, during 2017, we received cash of $34.9 million on settlements on our foreign currency forward contracts compared to cash paid of $161.3 million during 2016.
Net cash used in financing activities was $1.7 billion for the first six months in 2017 compared to Net cash provided in financing activities of $1.0 billion for the same period in 2016. The change was primarily attributable to the decrease in debt proceeds of $3.1 billion during 2017 compared to 2016, partially offset by stock repurchases of $250.1 million in 2016 that did not recur in 2017 and a lower amount of dividends paid in the first half of 2017 compared to the first half of 2016 due to timing shifts in our record and payment dates. The decrease in debt proceeds was primarily due to the $841.8 million unsecured term loan borrowed in April 2016 to finance Ovation of the Seas and the €700.7 million and $226.1 million unsecured term loans borrowed in May 2016 to finance Harmony of the Seas that did not recur in 2017 and lower drawings on our revolving credit facilities during the first six months of 2017 compared to the same period in 2016.

Future Capital Commitments

Capital Expenditures

As of June 30, 2017, our Global Brands and our Partner Brands have twelve ships on order. The expected dates that these ships will enter service and their approximate berths are as follows:

Ship	Expected to Enter Service	Approximate Berths
Royal Caribbean International —
Oasis-class:
Symphony of the Seas	1st Quarter 2018	5,450
Unnamed	2nd Quarter 2021	5,450
Quantum-class:
Unnamed	2nd Quarter 2019	4,150
Unnamed	4th Quarter 2020	4,150
Project Icon:
Unnamed	2nd Quarter 2022	5,650
Unnamed	2nd Quarter 2024	5,650
Celebrity Cruises — Edge-class:
Celebrity Edge	4th Quarter 2018	2,900
Celebrity Beyond	2nd Quarter 2020	2,900
Unnamed	4th Quarter 2021	2,900
Unnamed	4th Quarter 2022	2,900
TUI Cruises (50% joint venture) (1)—
Unnamed	2nd Quarter 2018	2,850
Unnamed	1st Quarter 2019	2,850
Total Berths		47,800

(1) TUI Cruises plans to offset this additional capacity through the planned transfer of the their first two ships, Mein Schiff 1 and Mein Schiff 2, to an affiliate of TUI AG, our joint venture partner in TUI Cruises, in 2018 and 2019, respectively.

During the second quarter of 2017, we entered into agreements with Meyer Turku to build two ships of a new generation of ships for Royal Caribbean International, known as “Project Icon”. We have received commitments for the unsecured financing of the ships for up to 80% of the ships' contract price. Refer to Note 6. Commitments and Contingencies to our consolidated financial statements under Item 1. Financial Statements for further information.

Our future capital commitments consist primarily of new ship orders. As of June 30, 2017, the aggregate cost of our ships on order, not including the TUI Cruises' ships on order, was approximately $12.6 billion, of which we had deposited $322.4 million as of such date. Approximately 63.3% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at June 30, 2017. Refer to Note 9. Fair Value Measurements and Derivative Instruments to our consolidated financial statements under Item 1. Financial Statements for further information.

As of June 30, 2017, we anticipate overall full year capital expenditures, not including the TUI Cruises' ships, will be approximately $0.6 billion for 2017, $2.8 billion for 2018, $1.6 billion for 2019, $2.1 billion for 2020 and $2.4 billion for 2021.

Contractual Obligations

As of June 30, 2017, our contractual obligations were as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Operating Activities:
Operating lease obligations(1)	$222,980	$20,468	$32,985	$21,508	$148,019
Interest on long-term debt(2)	1,125,969	242,966	360,857	254,418	267,728
Other(3)	745,285	213,509	278,821	142,146	110,809
Investing Activities:	0
Ship purchase obligations(4)	10,056,210	1,497,312	2,513,106	4,059,073	1,986,719
Financing Activities:	0
Long-term debt obligations(5)	7,984,221	1,536,679	2,649,234	1,225,368	2,572,940
Capital lease obligations(6)	36,104	4,840	6,895	8,149	16,220
Other(7)	33,729	10,674	18,648	4,407	—
Total	$20,204,498	$3,526,448	$5,860,546	$5,715,069	$5,102,435

(1)	We are obligated under noncancelable operating leases primarily for offices, warehouses and motor vehicles. Amounts represent contractual obligations with initial terms in excess of one year.

(2)
Long-term debt obligations mature at various dates through fiscal year 2028 and bear interest at fixed and variable rates. Interest on variable-rate debt is calculated based on forecasted debt balances, including the impact of interest rate swap agreements using the applicable rate at June 30, 2017. Debt denominated in other currencies is calculated based on the applicable exchange rate at June 30, 2017.

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

Off-Balance Sheet Arrangements

We and TUI AG have each guaranteed repayment of 50% of a bank loan provided to TUI Cruises which is due 2022. Notwithstanding this, the lenders have agreed to release each shareholder’s guarantee in 2018. As of June 30, 2017, €105.7 million, or approximately $120.5 million based on the exchange rate at June 30, 2017, remains outstanding. Based on current facts and circumstances, we do not believe potential obligations under this guarantee are probable.

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

As of June 30, 2017, other than the items described above, we are not party to any other off-balance sheet arrangements, including guarantee contracts, retained or contingent interest, certain derivative instruments and variable interest entities, that either have, or are reasonably likely to have, a current or future material effect on our financial position.

Funding Needs and Sources

We have significant contractual obligations of which our debt service obligations and the capital expenditures associated with our ship purchases represent our largest funding needs. As of June 30, 2017, we had approximately $3.5 billion in contractual obligations due through June 30, 2018, of which approximately $1.5 billion relates to debt maturities, $243.0 million relates to interest on long-term debt and $1.5 billion relates to progress payments on our ship orders and the final installment payable on delivery of Symphony of the Seas in the first quarter of 2018. Of the debt maturities due through June 30, 2018, $407.0 million was paid in July 2017. We have historically relied on a combination of cash flows provided by operations, drawdowns under our available credit facilities, the incurrence of additional debt and/or the refinancing of our existing debt and the issuance of additional shares of equity securities to fund these obligations.

We had a working capital deficit of $4.5 billion and $3.7 billion as of June 30, 2017 and December 31, 2016, respectively. Included within our working capital deficit is $1.5 billion and $1.3 billion of current portion of long-term debt, including capital leases, as of June 30, 2017 and December 31, 2016, respectively. Similar to others in our industry, we operate with a substantial working capital deficit. This deficit is mainly attributable to the fact that, under our business model, a vast majority of our passenger ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts remain a current liability until the sailing date. The cash generated from these advance receipts is used interchangeably with cash on hand from other sources, such as our revolving credit facilities and other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future sailing or otherwise, pay down our revolving credit facilities, invest in long term investments or any other use of cash. In addition, we have a relatively low-level of accounts receivable and rapid turnover results in a limited investment in inventories. We generate substantial cash flows from operations and our business model, along with our unsecured revolving credit facilities, has historically allowed us to maintain this working capital deficit and still meet our operating, investing and financing needs. We expect that we will continue to have working capital deficits in the future.

As of June 30, 2017, we had liquidity of $1.9 billion, consisting of approximately $130.5 million in cash and cash equivalents and $1.8 billion available under our unsecured revolving credit facilities. We anticipate that our cash flows from operations and our current financing arrangements, as described above, will be adequate to meet our capital expenditures and debt repayments over the next twelve-month period.

In April 2017, Moody's changed our senior unsecured debt credit rating to Baa3 with a stable outlook.  Consistent with the provisions of our interest rate derivatives instruments, all collateral that was posted with our counterparties as of that date was returned in April 2017.

In April 2017, our board of directors authorized a 12-month common stock repurchase program for up to $500 million. The timing and number of shares purchased will depend on a variety of factors including price and market conditions. Repurchases under the program may be made at management's discretion from time to time on the open market or through privately negotiated transactions. As of June 30, 2017, we have not made any purchases under this program.

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

Debt Covenants

Certain of our financing agreements contain covenants that require us, among other things, to maintain minimum net worth of at least $7.5 billion, a fixed charge coverage ratio of at least 1.25x and limit our net debt-to-capital ratio to no more than 62.5%.  The fixed charge coverage ratio is calculated by dividing net cash from operations for the past four quarters by the sum of dividend payments plus scheduled principal debt payments in excess of any new financings for the past four quarters. Our minimum net worth and maximum net debt-to-capital calculations exclude the impact of Accumulated other comprehensive loss on Total shareholders’ equity. We were well in excess of all debt covenant requirements as of June 30, 2017. The specific covenants and related definitions can be found in the applicable debt agreements, the majority of which have been previously filed with the Securities and Exchange Commission.

Dividends

During the first and second quarters of 2017, we declared a cash dividend on our common stock of $0.48 per share which was paid in April 2017 and July 2017, respectively. During the first quarter of 2017, we also paid a cash dividend on our common stock of $0.48 per share which was declared during the fourth quarter of 2016.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are exposed to market risk attributable to changes in foreign currency exchange rates, fuel prices and interest rates. Significant changes in any of the foregoing could have a material impact on our financial results, net of the impact of our hedging activities and natural offsets. Our operating results have been and will continue to be impacted, often significantly, by changes in each of these factors. The value of our earnings in foreign currencies is adversely impacted by a strong United States dollar. In addition, any significant increase in fuel prices could materially adversely affect our business as fuel prices not only impact our fuel costs, but also some of our other expenses, such as crew travel, freight and commodity prices. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for more information.

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

Our future growth strategies increasingly depend on the growth and sustained profitability of certain international markets, such as China. Some factors that will be critical to our success in developing these markets may be different than those affecting our more-established North American and European markets. In the Chinese market, in particular, our future success depends on our ability to continue to raise awareness of our products, evolve the available distribution channels and adapt our offerings to best suit the Chinese consumer. China’s economy differs from the economies of other developed countries in many respects and, as the legal and regulatory system in China continues to evolve, there may be greater uncertainty as to the interpretation and enforcement of applicable laws and regulations. In March 2017, China's National Tourism Administration issued a directive to travel agents to halt sales of holiday packages to South Korea. This travel restriction has had a direct impact on our related itineraries impacting the overall performance of our China business. It is uncertain what the ultimate scope and duration of this restriction will be, but to the extent that this or similar sanctions affecting regional travel and/or tourism continues or are put in place, it may impact local demand, available cruise itineraries and the overall financial performance of the China market.

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

As a global operator, our business may be also impacted by changes in U.S. policy or priorities in areas such as trade, immigration and/or environmental or labor regulations, among others. Depending on the nature and scope of these changes, they could impact our domestic and international business operations. While still unclear, these changes, and any international response to them, could potentially introduce new barriers to passenger or crew travel and/or cross border transactions, impact our guest experience and/or increase our operating costs.

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

In addition, to the extent that we or our competitors deploy ships to a particular itinerary and the resulting capacity in that region exceeds the demand, we may lower pricing and profitability may be lower than anticipated. This risk exists in emerging cruise markets, such as China, where capacity has grown rapidly over the past few years and in mature markets where excess capacity is typically redeployed. Any of the foregoing could have an adverse impact on our results of operations, cash flows and financial condition, including potentially impairing the value of our ships and other assets.

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

Our debt agreements contain covenants, including covenants restricting our ability to take certain actions and financial covenants. In addition, our ability to make borrowings under our available credit facilities is subject to the absence of material adverse changes in our business. Our ability to maintain our credit facilities may also be impacted by changes in our ownership base. More specifically, we may be required to prepay our bank financing facilities if any person acquires ownership of more than 50% of our common stock or, subject to certain exceptions, during any 24-month period, a majority of the Board is no longer comprised of individuals who were members of the Board on the first day of such period.  Our public debt securities also contain change of control provisions that would be triggered by a third-party acquisition of greater than 50% of our common stock coupled with a ratings downgrade.

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

We are subject to various risks associated with the collection, handling, storage and transmission of sensitive information, including risks related to compliance with applicable laws and other contractual obligations, as well as the risk that our systems collecting such information could be compromised. In the course of doing business, we collect large volumes of internal and customer data, including personally identifiable information for various business purposes. We are subject to federal, state and international laws relating to the collection, use, retention, security and transfer of personally identifiable information, including the European Union Global Data Protection Regulation which is expected to take effect in May 2018. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between the Company and its subsidiaries, and among the Company, its subsidiaries and other parties with which the Company has commercial relations. Several jurisdictions have passed laws in this area, and other jurisdictions are considering imposing additional restrictions. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. Complying with emerging and changing international requirements may cause us to incur substantial costs or require us to change our business practices. If we fail to comply with the various applicable data collection and privacy laws, we could be exposed to fines, penalties, restrictions, litigation or other expenses, and our business could be adversely impacted.

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

Some environmental groups have also lobbied for more stringent regulation of cruise ships and have generated negative publicity about the cruise vacation industry and its environmental impact. See Item 1. Business-Regulation-Environmental Regulations of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

The following table presents the total number of shares of our common stock that we repurchased during the quarter ended June 30, 2017:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1, 2017 - April 30, 2017	—	—	—	$500,000,000
May 1, 2017 - May 31, 2017	—	—	—	$500,000,000
June 1, 2017 - June 30, 2017	—	—	—	$500,000,000
Total	—		—

(1)On April 28, 2017, we announced that our board of directors authorized a 12-month common stock repurchase program for up to $500 million. The timing and number of shares purchased will depend on a variety of factors including price and market conditions. Repurchases under the program may be made at management's discretion from time to time on the open market or through privately negotiated transactions. As of June 30, 2017, we have not made any purchases under this program.

Item 6. Exhibits

10.1
Novation Agreement, dated as of July 24, 2017, between Hibisyeu Finance Ltd., Royal Caribbean Cruises Ltd., Citibank Europe Plc, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC France, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch and the banks and financial institutions as lender parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 28, 2017).

10.2
Novation Agreement, dated as of July 24, 2017, between Hoediscus Finance Ltd., Royal Caribbean Cruises Ltd., Citibank Europe Plc, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC France, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch and the banks and financial institutions as lender parties thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 28, 2017).

10.3
Novation Agreement, dated as of July 24, 2017, between Houatorris Finance Ltd., Royal Caribbean Cruises Ltd., Citibank Europe Plc, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC France, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch and the banks and financial institutions as lender parties thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 28, 2017).

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

*	Filed herewith
**	Furnished herewith

Interactive Data File

101                          The following financial statements of Royal Caribbean Cruises Ltd. for the quarter ended June 30, 2017, formatted in XBRL are filed herewith:

(i)                     the Consolidated Statements of Comprehensive Income (Loss) for the quarter and six months ended June 30, 2017 and 2016;

(ii)	the Consolidated Balance Sheets at June 30, 2017 and December 31, 2016;

(iii)                the Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016; and

(iv)                   the Notes to the Consolidated Financial Statements, tagged in summary and detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL CARIBBEAN CRUISES LTD.
(Registrant)

/s/ JASON T. LIBERTY
Jason T. Liberty
Executive Vice President, Chief Financial Officer
August 1, 2017	(Principal Financial Officer and duly authorized signatory)