Form 10-Q
period 2017-09-30
ROYAL CARIBBEAN CRUISES LTD
filed 2017-11-07
CIK 884887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

There were 214,088,950 shares of common stock outstanding as of October 30, 2017.

ROYAL CARIBBEAN CRUISES LTD.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in thousands, except per share data)

	Quarter Ended September 30,
	2017	2016
Passenger ticket revenues	$1,893,152	$1,899,956
Onboard and other revenues	676,392	663,785
Total revenues	2,569,544	2,563,741
Cruise operating expenses:
Commissions, transportation and other	409,597	400,933
Onboard and other	157,041	159,887
Payroll and related	210,764	214,081
Food	126,223	125,732
Fuel	160,752	178,772
Other operating	253,892	260,718
Total cruise operating expenses	1,318,269	1,340,123
Marketing, selling and administrative expenses	273,637	259,327
Depreciation and amortization expenses	240,150	229,328
Operating Income	737,488	734,963
Other income (expense):
Interest income	4,693	6,472
Interest expense, net of interest capitalized	(73,233)	(82,610)
Equity investment income	85,120	46,539
Other expense	(1,226)	(12,107)
	15,354	(41,706)
Net Income	$752,842	$693,257
Earnings per Share:
Basic	$3.51	$3.23
Diluted	$3.49	$3.21
Weighted-Average Shares Outstanding:
Basic	214,694	214,819
Diluted	215,824	215,667
Comprehensive Income
Net Income	$752,842	$693,257
Other comprehensive income (loss):
Foreign currency translation adjustments	5,889	4,043
Change in defined benefit plans	(1,990)	(5,051)
Gain on cash flow derivative hedges	230,245	95,536
Total other comprehensive income	234,144	94,528
Comprehensive Income	$986,986	$787,785

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in thousands, except per share data)

	Nine Months Ended September 30,
	2017	2016
Passenger ticket revenues	$4,892,760	$4,794,653
Onboard and other revenues	1,880,618	1,792,145
Total revenues	6,773,378	6,586,798
Cruise operating expenses:
Commissions, transportation and other	1,060,176	1,060,391
Onboard and other	395,472	399,739
Payroll and related	636,861	671,955
Food	369,198	371,759
Fuel	508,914	531,283
Other operating	780,257	857,161
Total cruise operating expenses	3,750,878	3,892,288
Marketing, selling and administrative expenses	874,957	852,435
Depreciation and amortization expenses	710,836	661,712
Operating Income	1,436,707	1,180,363
Other income (expense):
Interest income	16,756	14,875
Interest expense, net of interest capitalized	(230,182)	(226,803)
Equity investment income	120,359	94,832
Other expense (including a $21.7 million loss related to the first quarter 2016 elimination of the Pullmantur reporting lag)	(6,546)	(40,965)
	(99,613)	(158,061)
Net Income	$1,337,094	$1,022,302
Earnings per Share:
Basic	$6.22	$4.74
Diluted	$6.19	$4.72
Weighted-Average Shares Outstanding:
Basic	214,882	215,663
Diluted	215,905	216,575
Comprehensive Income
Net Income	$1,337,094	$1,022,302
Other comprehensive income (loss):
Foreign currency translation adjustments	14,210	8,423
Change in defined benefit plans	(6,280)	(12,148)
Gain on cash flow derivative hedges	381,660	254,624
Total other comprehensive income	389,590	250,899
Comprehensive Income	$1,726,684	$1,273,201

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of
	September 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$139,950	$132,603
Trade and other receivables, net	285,332	291,899
Inventories	119,949	114,087
Prepaid expenses and other assets	200,125	209,716
Derivative financial instruments	52,796	—
Total current assets	798,152	748,305
Property and equipment, net	19,688,872	20,161,427
Goodwill	288,517	288,386
Other assets	1,323,773	1,112,206
	$22,099,314	$22,310,324
Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$1,515,708	$1,285,735
Accounts payable	384,536	305,313
Accrued interest	92,914	46,166
Accrued expenses and other liabilities	748,442	692,322
Derivative financial instruments	89,333	146,592
Customer deposits	2,226,179	1,965,473
Total current liabilities	5,057,112	4,441,601
Long-term debt	6,076,499	8,101,701
Other long-term liabilities	530,215	645,610
Commitments and contingencies (Note 7)
Shareholders’ equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 235,134,180 and 234,613,486 shares issued, September 30, 2017 and December 31, 2016, respectively)	2,351	2,346
Paid-in capital	3,375,969	3,328,517
Retained earnings	8,862,369	7,860,341
Accumulated other comprehensive loss	(526,894)	(916,484)
Treasury stock (21,059,191 and 20,019,237 common shares at cost, September 30, 2017 and December 31, 2016, respectively)	(1,278,307)	(1,153,308)
Total shareholders’ equity	10,435,488	9,121,412
	$22,099,314	$22,310,324

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Nine Months Ended September 30,
	2017	2016
Operating Activities
Net income	$1,337,094	$1,022,302
Adjustments:
Depreciation and amortization	710,836	661,712
Net deferred income tax expense	516	1,601
(Gain) loss on derivative instruments not designated as hedges	(56,836)	6,353
Share-based compensation expense	52,469	22,041
Equity investment income	(120,359)	(94,832)
Amortization of debt issuance costs	37,562	39,425
Gain on sale of property and equipment	(30,902)	—
Changes in operating assets and liabilities:
Decrease in trade and other receivables, net	16,245	9,823
Increase in inventories	(6,131)	(6,379)
Decrease (increase) in prepaid expenses and other assets	10,211	(8,794)
Increase (decrease) in accounts payable	77,436	(17,313)
Increase in accrued interest	46,748	56,787
Increase in accrued expenses and other liabilities	12,870	17,929
Increase in customer deposits	256,855	197,277
Dividends received from unconsolidated affiliates	107,267	71,370
Other, net	2,720	21,650
Net cash provided by operating activities	2,454,601	2,000,952
Investing Activities
Purchases of property and equipment	(387,335)	(2,313,831)
Cash received (paid) on settlement of derivative financial instruments	57,004	(172,878)
Investments in and loans to unconsolidated affiliates	—	(8,611)
Cash received on loans to unconsolidated affiliates	31,633	22,470
Proceeds from the sale of property and equipment	230,000	—
Other, net (1)	(9,313)	(44,709)
Net cash used in investing activities	(78,011)	(2,517,559)
Financing Activities
Debt proceeds	3,682,000	6,038,560
Debt issuance costs	(25,987)	(83,793)
Repayments of debt	(5,598,198)	(4,818,262)
Purchases of treasury stock	(124,999)	(299,959)
Dividends paid	(309,162)	(243,557)
Proceeds from exercise of common stock options	2,499	1,782
Other, net	4,137	2,179
Net cash (used in) provided by financing activities	(2,369,710)	596,950
Effect of exchange rate changes on cash	467	(23,480)
Net increase in cash and cash equivalents	7,347	56,863
Cash and cash equivalents at beginning of period	132,603	121,565
Cash and cash equivalents at end of period	$139,950	$178,428
Supplemental Disclosure
Cash paid during the period for:
Interest, net of amount capitalized	$147,789	$140,335
Non-cash Investing Activities
Notes receivable issued upon sale of property and equipment	$—	$213,042

(1) Amount includes $26.0 million in 2016 related to cash included in the divestiture of our 51% interest in Pullmantur Holdings.

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As used in this Quarterly Report on Form 10-Q, the terms “Royal Caribbean,” the “Company,” “we,” “our” and “us” refer to Royal Caribbean Cruises Ltd. and, depending on the context, Royal Caribbean Cruises Ltd.’s consolidated subsidiaries and/or affiliates. The terms “Royal Caribbean International,” “Celebrity Cruises” and “Azamara Club Cruises” refer to our wholly-owned global cruise brands. Throughout this Quarterly Report on Form 10-Q, we also refer to regional brands in which we hold an ownership interest, including “TUI Cruises,” “Pullmantur” and “SkySea Cruises.” However, because these regional brands are unconsolidated investments, our operating results and other disclosures herein do not include these brands unless otherwise specified. In accordance with cruise vacation industry practice, the term “berths” is determined based on double occupancy per cabin even though many cabins can accommodate three or more passengers. This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016, including the audited consolidated financial statements and related notes included therein.

This Quarterly Report on Form 10-Q also includes trademarks, trade names and service marks of other companies.  Use or display by us of other parties’ trademarks, trade names or service marks is not intended to and does not imply a relationship with, or endorsement or sponsorship of us by, these other parties other than as described herein.

Note 1. General

Description of Business

We are a global cruise company.  As of September 30, 2017, we own and operate three global cruise brands: Royal Caribbean International, Celebrity Cruises and Azamara Club Cruises (collectively, our "Global Brands"). We also own a 50% joint venture interest in the German brand TUI Cruises, a 49% interest in the Spanish brand Pullmantur and have a minority interest in the Chinese brand SkySea Cruises (collectively, our "Partner Brands"). We account for our investments in our Partner Brands under the equity method of accounting.

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

Basis for Preparation of Consolidated Financial Statements

The unaudited consolidated financial statements are presented pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, these statements include all adjustments necessary for a fair statement of the results of the interim periods reported herein. Adjustments consist only of normal recurring items, except for any discussed in the notes below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted as permitted by such rules and regulations. Estimates are required for the preparation of financial statements in accordance with GAAP and actual results could differ from these estimates. Refer to Note 2. Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of our significant accounting policies.

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

Prior to January 1, 2016, we consolidated the operating results of Pullmantur Holdings on a two-month reporting lag to allow for more timely preparation of our consolidated financial statements. Effective January 1, 2016, we eliminated the two-month reporting lag to reflect Pullmantur Holding's financial position, results of operations and cash flows concurrently and consistently with the fiscal calendar of the Company (the "elimination of the Pullmantur reporting lag"). The elimination of the Pullmantur reporting lag represented a change in accounting principle which we believed to be preferable because it provided more current information to the users of our financial statements. A change in accounting principle requires retrospective application, if material. The impact of the elimination of the Pullmantur reporting lag was immaterial to prior periods and was immaterial for our fiscal year ended December 31, 2016. As a result, we have accounted for this change in accounting principle in our consolidated results for the first quarter of 2016. Accordingly, the results of Pullmantur Holdings for November and December 2015 are included in our statement of comprehensive income (loss) for the nine months ended September 30, 2016. The effect of this change was a decrease to net income of $21.7 million, which has been reported within Other expense in our consolidated statements of comprehensive income (loss) for the nine months ended September 30, 2016.

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

We have made significant progress toward completing our evaluation of potential changes to our core revenues using the five-step model supported by the new revenue standard. Currently, we are in the process of finalizing our analysis and quantifying the effects of adoption, if any, on how we account for our customer loyalty programs and promotional offerings, as the new standard has changed the method of accounting for loyalty points from a cost-based model to a revenue deferral model using a relative stand-alone selling price method. We expect to complete this analysis and conclude our evaluation on the impact of adopting this new standard on our consolidated financial statements during the fourth quarter of fiscal 2017. Based on our assessment to date, we do not expect the adoption of the new standard to materially change the timing of recognition of our core revenues, but we do anticipate enhancing our disclosures with respect to our revenue recognition policies in compliance with the new standard.

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

Service Concession Arrangements

In May 2017, amended GAAP guidance was issued to clarify who should be viewed as the customer under service concession arrangements. A service concession arrangement is an arrangement under which a public sector entity (“grantor”), such as a Port Authority,  grants a private entity (“operator”), such as the Company, the right to operate the grantor's infrastructure for a specified period of time. The amended guidance will require the Company to evaluate the relationship with the grantor and identify the multiple performance obligations that may exist under these concession arrangements, including consideration of construction services that may be performed, operational services, and any other maintenance or ancillary services performed under the service concession. In addition, the amended guidance will require that all revenue streams identified under such arrangements be evaluated with the grantor as the customer, irrespective of whether some of the revenues are paid by third-party users of the infrastructure under concession. The clarification will enable a more consistent application of the new Revenue from Contracts with Customers guidance,  which along with this clarification guidance, will be effective for our annual reporting period beginning after December 15, 2017, including interim periods therein. This guidance must be applied using one of two retrospective application methods. We are currently evaluating the impact of the adoption of this newly issued guidance to our consolidated financial statements.

Derivatives and Hedging

In August 2017, amended GAAP guidance was issued to simplify and improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. In addition to changes in designation and measurement for qualifying hedge relationships, the guidance requires an entity to report the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. As a result, hedge ineffectiveness will no longer be separately measured or reported. This guidance will be effective for our annual reporting period beginning after December 15, 2018, including interim periods therein. Early adoption is permitted in any interim period after issuance of this guidance. All transition requirements and elections should be applied to hedging relationships existing on the date of adoption. The effect of the adoption should be reflected as of the beginning of the fiscal year of adoption. We are currently evaluating the impact of the adoption of this newly issued guidance to our consolidated financial statements.

Other

Revenues and expenses include port costs that vary with guest head counts. The amounts of such port costs included in Passenger ticket revenues on a gross basis were $135.9 million and $158.7 million for the third quarters of 2017 and 2016, respectively, and $413.7 million and $443.1 million for the nine months ended September 30, 2017 and 2016, respectively.

Reclassifications

For the third quarter and nine months ended September 30, 2016, restructuring charges of $1.9 million and $6.6 million, respectively, have been reclassified into Marketing, selling and administrative expenses in the consolidated statements of comprehensive income (loss) in order to conform to the current year presentation.

For the nine months ended September 30, 2016, share-based compensation expense of $22.0 million, equity investment income of $94.8 million and amortization of debt issuance costs of $22.9 million, have been reclassified in the consolidated statements of cash flows from Other, net to Share-based compensation expense, Equity investment income and Amortization of debt issuance costs, respectively, within Net cash provided by operating activities in order to conform to the current year presentation.

Additionally, for the nine months ended September 30, 2016, amortization of debt issuance costs of $11.3 million and $5.3 million, have been reclassified from Decrease (increase) in prepaid expenses and other assets and from Increase in accrued expenses and other liabilities, respectively, in the consolidated statements of cash flows to Amortization of debt issuance costs, within Net cash provided by operating activities in order to conform to the current year presentation.

Note 3. Earnings Per Share

A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income for basic and diluted earnings per share	$752,842	$693,257	$1,337,094	$1,022,302
Weighted-average common shares outstanding	214,694	214,819	214,882	215,663
Dilutive effect of stock options, performance share awards and restricted stock awards	1,130	848	1,023	912
Diluted weighted-average shares outstanding	215,824	215,667	215,905	216,575
Basic earnings per share	$3.51	$3.23	$6.22	$4.74
Diluted earnings per share	$3.49	$3.21	$6.19	$4.72

There were no antidilutive shares for the quarters and nine month periods ended September 30, 2017 and September 30, 2016.

Note 4. Property and Equipment

In March 2017, we sold Legend of the Seas to an affiliate of TUI AG, our joint venture partner in TUI Cruises. The sale resulted in a gain of $30.9 million and is reported within Other operating within Cruise operating expenses in our consolidated statements of comprehensive income (loss) for the nine months ended September 30, 2017.

In April 2016, we sold Splendour of the Seas to TUI Cruises. Concurrent with the acquisition, TUI Cruises leased the ship to the same TUI AG affiliate mentioned above, which now operates the ship. The gain recognized did not have a material effect to our consolidated financial statements and was also reported in Other operating within Cruise operating expenses in our consolidated statements of comprehensive income (loss) for the nine months ended September 30, 2016.

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

We have determined that TUI Cruises GmbH, our 50%-owned joint venture, which operates the brand TUI Cruises, is a VIE. As of September 30, 2017, the net book value of our investment in TUI Cruises was approximately $582.5 million, primarily consisting of $379.3 million in equity and a loan of €170.4 million, or approximately $201.5 million based on the exchange rate at September 30, 2017. As of December 31, 2016, the net book value of our investment in TUI Cruises was approximately $517.0 million, primarily consisting of $323.5 million in equity and a loan of €182.3 million, or approximately $192.4 million based on the exchange rate at December 31, 2016. The loan, which was made in connection with the sale of Splendour of the Seas in April 2016, accrues interest at a rate of 6.25% per annum and is payable over 10 years. This loan is 50% guaranteed by TUI AG, our joint venture partner in TUI Cruises, and is secured by a first priority mortgage on the ship. Refer to Note 4. Property and Equipment for further information. The majority of these amounts were included within Other assets in our consolidated balance sheets.

 In addition, we and TUI AG have each guaranteed the repayment by TUI Cruises of 50% of a bank loan. As of September 30, 2017, the outstanding principal amount of the loan was €100.4 million, or approximately $118.7 million based on the exchange rate at September 30, 2017. While this loan matures in May 2022, the lenders have agreed to release each shareholder's guarantee if certain conditions are met by April 2018. The loan amortizes quarterly and is secured by first mortgages on the Mein Schiff 1 and Mein Schiff 2 vessels. Based on current facts and circumstances, we do not believe potential obligations under our guarantee of this bank loan are probable.

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

We have determined that Pullmantur Holdings, in which we have a 49% noncontrolling interest, is a VIE for which we are not the primary beneficiary, as we do not have the power to direct the activities that most significantly impact the entity's economic performance. Accordingly, following the sale of our 51% interest in Pullmantur Holdings to Springwater Capital LLC ("Springwater"), we do not consolidate this entity and we account for this investment under the equity method of accounting. As of September 30, 2017, our maximum exposure to loss in Pullmantur Holdings was approximately $50.9 million consisting of loans and other receivables. As of December 31, 2016, our maximum exposure to loss in Pullmantur Holdings was approximately $40.3 million consisting of loans and other receivables. These amounts were included within Trade and other receivables, net and Other assets in our consolidated balance sheets.

In conjunction with the sale of our 51% interest in Pullmantur Holdings, we agreed to provide a non-revolving working capital facility to a Pullmantur Holdings subsidiary in the amount of up to €15.0 million or approximately $17.7 million based on the exchange rate at September 30, 2017. Proceeds of the facility, which may be drawn through July 2018, will bear interest at the rate of 6.5% per annum and are payable through 2022. Springwater has guaranteed repayment of 51% of the outstanding amounts under the facility. As of September 30, 2017, no amounts had been drawn on this facility.

We have determined that Grand Bahama Shipyard Ltd. (“Grand Bahama”), a ship repair and maintenance facility in which we have a 40% noncontrolling interest, is a VIE. This facility serves cruise and cargo ships, oil and gas tankers and offshore units.  We utilize this facility, among other ship repair facilities, for our regularly scheduled drydocks and certain emergency repairs as may be required. During the quarter and nine months ended September 30, 2017, we made payments of $1.9 million and $7.5 million, respectively, to Grand Bahama for ship repair and maintenance services. We have determined that we are not the primary beneficiary of this facility as we do not have the power to direct the activities that most significantly impact the facility’s economic performance. Accordingly, we do not consolidate this entity and we account for this investment under the equity method of accounting. As of September 30, 2017, the net book value of our investment in Grand Bahama was approximately $50.4 million, consisting of $30.8 million in equity and a loan of $19.6 million. As of December 31, 2016, the net book value of our investment in Grand Bahama was approximately $47.0 million, consisting of $23.2 million in equity and a loan of $23.8 million. These amounts represent our maximum exposure to loss related to our investment in Grand Bahama. Our debt agreement with Grand Bahama was amended during the quarter ended March 31, 2016 to extend the maturity by 10 years and increase the applicable interest rate to the lower of (i) LIBOR plus 3.50% and (ii) 5.5%. Interest payable on the loan is due on a semi-annual basis. We continue to classify the loan, as modified, as non-accrual status. The loan balance is included within Other assets in our consolidated balance sheets. We monitor credit risk associated with the loan through our participation on Grand Bahama’s board of directors along with our review of Grand Bahama’s financial statements and projected cash flows. Based on this review, we believe the risk of loss associated with the outstanding loan is not probable as of September 30, 2017.

We have determined that Skysea Holding International Ltd. ("Skysea Holding"), in which we have a 36% noncontrolling interest, is a VIE. During the second quarter of 2017, we made an equity contribution of $7.1 million which increased our equity interest from 35% to 36%. The contribution was made pursuant to a funding arrangement in which the entity's three largest investors agreed to contribute a total of $30.0 million in proportion to their equity interest in a series of installments. We have determined that we are not the primary beneficiary of Skysea Holding as we do not have the power to direct the activities that most significantly impact the entity's economic performance. Accordingly, we do not consolidate this entity and we account for this investment under the equity method of accounting. In December 2014, we and Ctrip.com International Ltd, which also owns 36% of Skysea Holding, each provided a debt facility to a wholly owned subsidiary of Skysea Holding in the amount of $80.0 million. Interest under these facilities, which mature in January 2030, currently accrues at a rate of 6.5% per annum. The facilities, which are pari passu to each other, are each 100% guaranteed by Skysea Holding and are secured by first priority mortgages on the ship, Golden Era. As of September 30, 2017, the net book value of our investment in Skysea Holding and its subsidiaries was approximately $97.3 million, consisting of $6.5 million in equity and loans and other receivables of $90.8 million. As of December 31, 2016, the net book value of our investment in Skysea Holding and its subsidiaries was approximately $98.0 million, consisting of $9.2 million in equity and loans and other receivables of $88.8 million. The majority of these amounts were included within Other assets in our consolidated balance sheets and represent our maximum exposure to loss related to our investment in Skysea Holding.

The following table sets forth information regarding our investments accounted for under the equity method of accounting, including the entities discussed above, (in thousands):

	Quarter Ended September 30, 2017	Quarter Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Share of equity income from investments	$85,120	$46,539	$120,359	$94,832
Dividends received	$49,865	$47,491	$107,267	$71,370

We also provide ship management services to TUI Cruises GmbH, Pullmantur Holdings and Skysea Holding. Additionally, we bareboat charter to Pullmantur Holdings the vessels currently operated by its brands, which were retained by us following the sale of our 51% interest in Pullmantur Holdings. We recorded the following as it relates to these services in our operating results within our consolidated statements of comprehensive income (loss) (in thousands):

	Quarter Ended September 30, 2017	Quarter Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Revenues	$14,054	$9,300	$39,987	$17,888
Expenses	$3,770	$2,410	$11,503	$8,930

Note 6. Long-Term Debt

In October 2017, we amended and restated our $1.2 billion unsecured revolving credit facility due August 2018. The amendment reduced the applicable margin and extended the termination date to October 2022. The applicable margin and facility fee vary with our debt rating and are currently 1.175% and 0.20%, respectively. We have the ability to increase the capacity of the amended facility by an additional $500 million, subject to the receipt of additional or increased lender commitments, and to extend the termination date by up to two years, subject to lender consent. These amendments did not result in the extinguishment of debt.

Note 7. Commitments and Contingencies

Ship Purchase Obligations

Our future capital commitments consist primarily of new ship orders. As of September 30, 2017, we had two Quantum-class ships, two Oasis-class ships and two ships of a new generation of ships, known as "Project Icon," on order for our Royal Caribbean International brand with an aggregate capacity of approximately 30,500 berths. Additionally, as of September 30, 2017, we have four Edge-class ships on order for our Celebrity Cruises brand with an aggregate capacity of approximately 11,600 berths. The following provides further information on recent developments with respect to our ship orders.

During the second quarter of 2017, we entered into agreements with Meyer Turku to build two "Project Icon" ships. Subsequently, in October 2017, we entered into credit agreements for the unsecured financing of these ships for up to 80% of each ship’s contract price. For each ship, the official Finnish export credit agency, Finnvera, plc, has agreed to guarantee to the lenders a substantial majority of the financing, with a smaller portion of the financing to be 95% guaranteed by Euler Hermes, the official German export credit agency. The maximum loan amount under each facility is not to exceed €1.4 billion, or approximately $1.7 billion, based on the exchange rate at September 30, 2017. Interest on approximately 75% of each loan will accrue at a fixed rate of 3.56% and 3.76% for the first and the second Icon-class ships, respectively, and the balance will accrue interest at a floating rate ranging from LIBOR plus 1.10% to 1.15% and LIBOR plus 1.15% to 1.20% for the first and the second Icon-class ships, respectively. Each loan will amortize semi-annually and will mature 12 years following delivery of each ship. The first and second Icon-class ships will each have a capacity of approximately 5,650 berths and are expected to enter service in the second quarters of 2022 and 2024, respectively.

In July 2017, we entered into credit agreements for the unsecured financing of the third and fourth Edge-class ships and the fifth Oasis-class ship for up to 80% of each ship’s contract price through facilities to be guaranteed 100% by Bpifrance Assurance Export, the official export credit agency of France. Under these financing arrangements, we have the right, but not the obligation, to satisfy the obligations to be incurred upon delivery and acceptance of each ship under the shipbuilding contract by assuming, at delivery and acceptance, the debt indirectly incurred by the shipbuilder during the construction of each ship. The maximum loan amount under each facility is not to exceed €684.2 million in the case of the third Edge-class ship and the United States dollar equivalent of €714.6 million and €1.1 billion in the case of the fourth Edge-class ship and fifth Oasis-class ship, or approximately $844.7 million and $1.3 billion, respectively, based on the exchange rate at September 30, 2017. The loans will amortize semi-annually and will mature 12 years following delivery of each ship. Interest on the loans will accrue at a fixed rate of 1.28% for the third Edge-class ship and at a fixed rate of 3.18% for both, the fourth Edge-class ship and the fifth Oasis-class ship. The third and fourth Edge-class ships, each of which will have a capacity of approximately 2,900 berths, are expected to enter service in the fourth quarters of 2021 and 2022, respectively. The fifth Oasis-class ship will have a capacity of approximately 5,450 berths and is expected to enter service in the second quarter of 2021.

In September 2017, we entered into an agreement to purchase a ship for our Azamara Club Cruises brand. The sale is expected to be completed with the delivery of the ship scheduled for March 2018.

As of September 30, 2017, the aggregate cost of our ships on order, not including any ships on order by our Partner Brands, was approximately $13.0 billion, of which we had deposited $323.2 million as of such date. Approximately 53.8% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at September 30, 2017. Refer to Note 10. Fair Value Measurements and Derivative Instruments for further information.

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

Note 8. Shareholders’ Equity

In September 2017, we declared a cash dividend on our common stock of $0.60 per share which was paid in October 2017. During the first and second quarters of 2017, we declared a cash dividend on our common stock of $0.48 per share which was paid in April 2017 and July 2017, respectively. During the first quarter of 2017, we also paid a cash dividend on our common stock of $0.48 per share which was declared during the fourth quarter of 2016.

During the third quarter of 2016, we declared a cash dividend on our common stock of $0.48 per share which was paid in October 2016. During the first and second quarters of 2016, we declared and paid a cash dividend on our common stock of $0.375 per share. During the first quarter of 2016, we also paid a cash dividend on our common stock of $0.375 per share which was declared during the fourth quarter of 2015.

In April 2017, our board of directors authorized a 12-month common stock repurchase program for up to $500 million. The timing and number of shares to be repurchased will depend on a variety of factors including price and market conditions. Repurchases under the program may be made at management's discretion from time to time on the open market or through privately negotiated transactions. During the third quarter of 2017, we repurchased 1.0 million shares of our common stock for a total of $125.0 million in open market transactions that were recorded within Treasury stock in our consolidated balance sheets. With these repurchases, we have $375.0 million that remain available for future stock repurchase transactions under our Board approved program.

Note 9. Changes in Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2017 and 2016 (in thousands):

	Accumulated Other Comprehensive Income (Loss) for the Nine Months Ended September 30, 2017				Accumulated Other Comprehensive Income (Loss) for the Nine Months Ended September 30, 2016
	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated comprehensive loss at beginning of the year	$(820,850)	$(28,083)	$(67,551)	$(916,484)	$(1,232,073)	$(26,447)	$(69,913)	$(1,328,433)
Other comprehensive income (loss) before reclassifications	230,341	(7,130)	14,210	237,421	(9,150)	(13,521)	8,423	(14,248)
Amounts reclassified from accumulated other comprehensive loss	151,319	850	—	152,169	263,774	1,373	—	265,147
Net current-period other comprehensive income (loss)	381,660	(6,280)	14,210	389,590	254,624	(12,148)	8,423	250,899
Ending balance	$(439,190)	$(34,363)	$(53,341)	$(526,894)	$(977,449)	$(38,595)	$(61,490)	$(1,077,534)

The following table presents reclassifications out of accumulated other comprehensive income (loss) for the quarters and nine months ended September 30, 2017 and 2016 (in thousands):

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
Details About Accumulated Other Comprehensive Income (Loss) Components	Quarter Ended September 30, 2017	Quarter Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016	Affected Line Item in Statements of Comprehensive Income (Loss)
Loss on cash flow derivative hedges:
Interest rate swaps	$(7,860)	$(11,953)	$(24,580)	$(32,019)	Interest expense, net of interest capitalized
Foreign currency forward contracts	(2,710)	(2,710)	(8,130)	(5,408)	Depreciation and amortization expenses
Foreign currency forward contracts	(1,512)	(3,465)	(9,187)	(10,206)	Other expense
Foreign currency forward contracts	—	—	—	(207)	Other operating
Foreign currency collar options	(602)	(601)	(1,806)	(1,806)	Depreciation and amortization expenses
Fuel swaps	1,758	2,760	6,533	9,356	Other expense
Fuel swaps	(32,386)	(64,654)	(114,149)	(223,484)	Fuel
	(43,312)	(80,623)	(151,319)	(263,774)
Amortization of defined benefit plans:
Actuarial loss	(293)	(285)	(850)	(1,373)	Payroll and related
	(293)	(285)	(850)	(1,373)
Total reclassifications for the period	$(43,605)	$(80,908)	$(152,169)	$(265,147)

Note 10. Fair Value Measurements and Derivative Instruments

Fair Value Measurements

The estimated fair value of our financial instruments that are not measured at fair value, categorized based upon the fair value hierarchy, are as follows (in thousands):

	Fair Value Measurements at September 30, 2017 Using					Fair Value Measurements at December 31, 2016 Using
Description	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Cash and cash equivalents(4)	$139,950	$139,950	$139,950	$—	$—	$132,603	$132,603	$132,603	$—	$—
Total Assets	$139,950	$139,950	$139,950	$—	$—	$132,603	$132,603	$132,603	$—	$—
Liabilities:
Long-term debt (including current portion of long-term debt)(5)	$7,557,801	$8,111,168	$—	$8,111,168	$—	$9,347,051	$9,859,266	$—	$9,859,266	$—
Total Liabilities	$7,557,801	$8,111,168	$—	$8,111,168	$—	$9,347,051	$9,859,266	$—	$9,859,266	$—

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

(3)	Inputs that are unobservable. The Company did not use any Level 3 inputs as of September 30, 2017 and December 31, 2016.

(4)	Consists of cash and marketable securities with original maturities of less than 90 days.

(5)	Consists of unsecured revolving credit facilities, senior notes, senior debentures and term loans. This does not include our capital lease obligations.

Other Financial Instruments

The carrying amounts of accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value at September 30, 2017 and December 31, 2016.

Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2017 Using				Fair Value Measurements at December 31, 2016 Using
Description	Total	Level 1(1)	Level 2(2)	Level 3(3)	Total	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Derivative financial instruments(4)	$221,258	$—	$221,258	$—	$19,397	$—	$19,397	$—
Investments(5)	$3,237	3,237	—	—	$3,576	3,576	—	—
Total Assets	$224,495	$3,237	$221,258	$—	$22,973	$3,576	$19,397	$—
Liabilities:
Derivative financial instruments(6)	$189,163	$—	$189,163	$—	$373,497	$—	$373,497	$—
Total Liabilities	$189,163	$—	$189,163	$—	$373,497	$—	$373,497	$—

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

(3)	Inputs that are unobservable. The Company did not use any Level 3 inputs as of September 30, 2017 and December 31, 2016.

(4)	Consists of foreign currency forward contracts, interest rate swaps and fuel swaps. Please refer to the “Fair Value of Derivative Instruments” table for breakdown by instrument type.

(5)	Consists of exchange-traded equity securities and mutual funds reported within Other assets in our consolidated balance sheets.

(6)	Consists of foreign currency forward contracts, interest rate swaps and fuel swaps. Please refer to the “Fair Value of Derivative Instruments” table for breakdown by instrument type.

The reported fair values are based on a variety of factors and assumptions. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of September 30, 2017 or December 31, 2016, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.

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

The following table presents information about the Company’s offsetting of financial assets under master netting agreements with derivative counterparties:

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of September 30, 2017				As of December 31, 2016
	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Received	Net Amount of Derivative Assets
(In thousands)
Derivatives subject to master netting agreements	$221,258	$(117,065)	$—	$104,193	$19,397	$(19,397)	$—	$—
Total	$221,258	$(117,065)	$—	$104,193	$19,397	$(19,397)	$—	$—

The following table presents information about the Company’s offsetting of financial liabilities under master netting agreements with derivative counterparties:

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of September 30, 2017				As of December 31, 2016
	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Pledged	Net Amount of Derivative Liabilities
(In thousands)
Derivatives subject to master netting agreements	$(189,163)	$117,065	$—	$(72,098)	$(373,497)	$19,397	$7,213	$(346,887)
Total	$(189,163)	$117,065	$—	$(72,098)	$(373,497)	$19,397	$7,213	$(346,887)

Concentrations of Credit Risk

We monitor our credit risk associated with financial and other institutions with which we conduct significant business and, to minimize these risks, we select counterparties with credit risks acceptable to us and we seek to limit our exposure to an individual counterparty. Credit risk, including but not limited to counterparty nonperformance under derivative instruments, our credit facilities and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions, insurance companies and export credit agencies many of which we have long-term relationships with and which have credit risks acceptable to us or where the credit risk is spread out among a large number of counterparties. As of September 30, 2017, we had counterparty credit risk exposure under our derivative instruments of approximately $101.6 million, which was limited to the cost of replacing the contracts in the event of non-performance by the counterparties to the contracts, the majority of which are currently our lending banks. As of December 31, 2016, we did not have any exposure under our derivative instruments. We do not anticipate nonperformance by any of our significant counterparties. In addition, we have established guidelines we follow regarding credit ratings and instrument maturities to maintain safety and liquidity. We do not normally require collateral or other security to support credit relationships; however, in certain circumstances this option is available to us.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our long-term debt obligations including future interest payments. At September 30, 2017 and December 31, 2016, approximately 48.8% and 40.5%, respectively, of our long-term debt was effectively fixed. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense.

Market risk associated with our long-term fixed rate debt is the potential increase in fair value resulting from a decrease in interest rates. We use interest rate swap agreements that effectively convert a portion of our fixed-rate debt to a floating-rate basis to manage this risk. At September 30, 2017 and December 31, 2016, we maintained interest rate swap agreements on the following fixed-rate debt instruments:

Debt Instrument	Swap Notional as of September 30, 2017 (In thousands)	Maturity	Debt Fixed Rate	Swap Floating Rate: LIBOR plus	All-in Swap Floating Rate as of September 30, 2017
Oasis of the Seas term loan	$157,500	October 2021	5.41%	3.87%	5.29%
Unsecured senior notes	650,000	November 2022	5.25%	3.63%	4.95%
	$807,500

These interest rate swap agreements are accounted for as fair value hedges.

Market risk associated with our long-term floating rate debt is the potential increase in interest expense from an increase in interest rates. We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage this risk. At September 30, 2017 and December 31, 2016, we maintained interest rate swap agreements on the following floating-rate debt instruments:

Debt Instrument	Swap Notional as of September 30, 2017 (In thousands)	Maturity	Debt Floating Rate		All-in Swap Fixed Rate
Celebrity Reflection term loan	$409,063	October 2024	LIBOR plus	0.40%	2.85%
Quantum of the Seas term loan	581,875	October 2026	LIBOR plus	1.30%	3.74%
Anthem of the Seas term loan	604,167	April 2027	LIBOR plus	1.30%	3.86%
Ovation of the Seas term loan	760,833	April 2028	LIBOR plus	1.00%	3.16%
Harmony of the Seas term loan (1)	751,362	May 2028	EURIBOR plus	1.15%	2.26%
	$3,107,300

(1) Interest rate swap agreements hedging the Euro-denominated term loan for Harmony of the Seas include EURIBOR zero-floors matching the hedged debt EURIBOR zero-floor. Amount presented is based on the exchange rate as of September 30, 2017.

These interest rate swap agreements are accounted for as cash flow hedges.

The notional amount of interest rate swap agreements related to outstanding debt as of September 30, 2017 and December 31, 2016 was $3.9 billion and $4.0 billion, respectively.

Foreign Currency Exchange Rate Risk

Derivative Instruments

Our primary exposure to foreign currency exchange rate risk relates to our ship construction contracts denominated in Euros, our foreign currency denominated debt and our international business operations. We enter into foreign currency forward contracts, collar options and cross currency swap agreements to manage portions of the exposure to movements in foreign currency exchange rates. As of September 30, 2017, the aggregate cost of our ships on order, not including the TUI Cruises' ships on order and those subject to conditions to effectiveness, was approximately $13.0 billion, of which we had deposited $323.2 million as of such date. At September 30, 2017 and December 31, 2016, approximately 53.8% and 66.7%, respectively, of the aggregate cost of the ships under construction was exposed to fluctuations in the Euro exchange rate. The majority of our foreign currency forward contracts, collar options and cross currency swap agreements are accounted for as cash flow, fair value or net investment hedges depending on the designation of the related hedge.

On a regular basis, we enter into foreign currency forward contracts and, from time to time, we utilize cross-currency swap agreements to minimize the volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than our functional currency or the functional currencies of our foreign subsidiaries. During the third quarter of 2017, we maintained an average of approximately $823.0 million of these foreign currency forward contracts. These instruments are not designated as hedging instruments. Changes in the fair value of the foreign currency forward contracts resulted in a gain (loss), of approximately $22.0 million and $(2.5) million during the quarters ended September 30, 2017 and September 30, 2016, respectively, and approximately $57.1 million and $(11.8) million, during the nine months ended September 30, 2017 and September 30, 2016, respectively, that were recognized in earnings within Other expense in our consolidated statements of comprehensive income (loss).

We consider our investments in our foreign operations to be denominated in relatively stable currencies and of a long-term nature. As of September 30, 2017, we maintained foreign currency forward contracts and designated them as hedges of a portion of our net investment in TUI cruises of €101.0 million, or approximately $119.4 million based on the exchange rate at September 30, 2017. These forward currency contracts mature in October 2021.

The notional amount of outstanding foreign exchange contracts including our forward contracts as of September 30, 2017 and December 31, 2016 was $4.1 billion and $1.3 billion, respectively.

Non-Derivative Instruments

We also address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries’ and investments’ functional currencies and designating it as a hedge of these subsidiaries and investments. We had designated debt as a hedge of our net investments in TUI Cruises of approximately €241.0 million, or approximately $284.9 million, as of September 30, 2017.

 Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates primarily to the consumption of fuel on our ships. We use fuel swap agreements to mitigate the financial impact of fluctuations in fuel prices.

Our fuel swap agreements are accounted for as cash flow hedges. At September 30, 2017, we have hedged the variability in future cash flows for certain forecasted fuel transactions occurring through 2021. As of September 30, 2017 and December 31, 2016, we had the following outstanding fuel swap agreements:

	Fuel Swap Agreements
	As of September 30, 2017	As of December 31, 2016
	(metric tons)
2017	218,600	799,065
2018	756,700	616,300
2019	668,500	521,000
2020	531,200	306,500
2021	224,900	—

	Fuel Swap Agreements
	As of September 30, 2017	As of December 31, 2016
	(% hedged)
Projected fuel purchases:
2017	65%	60%
2018	56%	44%
2019	47%	35%
2020	36%	20%
2021	14%	—

At September 30, 2017 and December 31, 2016, $81.7 million and $138.5 million, respectively, of estimated unrealized net loss associated with our cash flow hedges pertaining to fuel swap agreements were expected to be reclassified to earnings from Accumulated other comprehensive loss within the next twelve months. Reclassification is expected to occur as the result of fuel consumption associated with our hedged forecasted fuel purchases.

The fair value and line item caption of derivative instruments recorded within our consolidated balance sheets were as follows:

	Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of September 30, 2017	As of December 31, 2016	Balance Sheet Location	As of September 30, 2017	As of December 31, 2016
		Fair Value	Fair Value		Fair Value	Fair Value
(In thousands)
Derivatives designated as hedging instruments under ASC 815-20(1)
Interest rate swaps	Other assets	$1,760	$5,246	Other long-term liabilities	$52,611	$57,679
Foreign currency forward contracts	Derivative financial instruments	45,583	—	Derivative financial instruments	—	5,574
Foreign currency forward contracts	Other assets	136,534	—	Other long-term liabilities	4,479	68,165
Fuel swaps	Derivative financial instruments	7,213	—	Derivative financial instruments	81,981	129,486
Fuel swaps	Other assets	29,721	13,608	Other long-term liabilities	40,517	95,125
Total derivatives designated as hedging instruments under 815-20		220,811	18,854		179,588	356,029
Derivatives not designated as hedging instruments under ASC 815-20
Fuel swaps	Derivative financial instruments	—	—	Derivative financial instruments	7,352	11,532
Fuel swaps	Other Assets	447	543	Other long-term liabilities	2,223	5,936
Total derivatives not designated as hedging instruments under 815-20		447	543		9,575	17,468
Total derivatives		$221,258	$19,397		$189,163	$373,497

(1) Accounting Standard Codification 815-20 “Derivatives and Hedging.”

The carrying value and line item caption of non-derivative instruments designated as hedging instruments recorded within our consolidated balance sheets were as follows:

		Carrying Value
Non-derivative instrument designated as hedging instrument under ASC 815-20	Balance Sheet Location	As of September 30, 2017	As of December 31, 2016
(In thousands)
Foreign currency debt	Current portion of long-term debt	$69,023	$61,601
Foreign currency debt	Long-term debt	215,863	249,624
		$284,886	$311,225

The effect of derivative instruments qualifying and designated as hedging instruments and the related hedged items in fair value hedges on the consolidated statements of comprehensive income (loss) was as follows:

Derivatives and Related Hedged Items under ASC 815-20 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative and Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative				Amount of Gain (Loss) Recognized in Income on Hedged Item
		Quarter Ended September 30, 2017	Quarter Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016	Quarter Ended September 30, 2017	Quarter Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
(In thousands)
Interest rate swaps	Interest expense, net of interest capitalized	$600	$1,737	$2,642	$6,075	$—	$—	$—	$7,203
Interest rate swaps	Other expense	(545)	(7,662)	3,275	28,592	1,013	7,423	(841)	(24,878)
		$55	$(5,925)	$5,917	$34,667	$1,013	$7,423	$(841)	$(17,675)

The effect of derivative instruments qualifying and designated as cash flow hedging instruments on the consolidated financial statements was as follows:

Derivatives under ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Loss) on Derivative (Effective Portion)				Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Effective Portion)
	Quarter Ended September 30, 2017	Quarter Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016		Quarter Ended September 30, 2017	Quarter Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
(In thousands)
Interest rate swaps	$(3,154)	$6,598	$(24,703)	$(126,505)	Interest expense, net of interest capitalized	$(7,860)	$(11,953)	$(24,580)	$(32,019)
Foreign currency forward contracts	122,211	11,405	221,861	22,715	Depreciation and amortization expenses	(2,710)	(2,710)	(8,130)	(5,408)
Foreign currency forward contracts	—	—	—	—	Other expense	(1,512)	(3,465)	(9,187)	(10,206)
Foreign currency forward contracts	—	—	—	—	Other operating	—	—	—	(207)
Foreign currency collar options	—	—	—	—	Depreciation and amortization expenses	(602)	(601)	(1,806)	(1,806)
Fuel swaps	—	—	—	—	Other expense	1,758	2,760	6,533	9,356
Fuel swaps	67,878	(3,090)	33,183	94,640	Fuel	(32,386)	(64,654)	(114,149)	(223,484)
	$186,935	$14,913	$230,341	$(9,150)		$(43,312)	$(80,623)	$(151,319)	$(263,774)

Derivatives under ASC 815-20 Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Quarter Ended September 30, 2017	Quarter Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
(In thousands)
Interest rate swaps	Other expense	—	90	—	(1,152)
Foreign currency forward contracts	Other expense	75	—	100	(57)
Fuel swaps	Other expense	3,351	(8)	1,014	(3,949)
		$3,426	$82	$1,114	$(5,158)

The effect of non-derivative instruments qualifying and designated as net investment hedging instruments on the consolidated financial statements was as follows:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion)
Non-derivative instruments under ASC 815-20 Net Investment Hedging Relationships	Quarter Ended September 30, 2017	Quarter Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
(In thousands)
Foreign Currency Debt	$7,949	$(3,382)	$34,206	$1,313
	$7,949	$(3,382)	$34,206	$1,313

There was no amount recognized in income (ineffective portion and amount excluded from effectiveness testing) for the quarters and nine months ended September 30, 2017 and September 30, 2016, respectively.

The effect of derivatives not designated as hedging instruments on the consolidated financial statements was as follows:

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments under ASC 815-20	Location of Gain (Loss) Recognized in Income on Derivatives	Quarter Ended September 30, 2017	Quarter Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
(In thousands)
Foreign currency forward contracts	Other expense	$21,951	$(2,464)	$57,019	$(11,712)
Fuel swaps	Other expense	(175)	(1,172)	(255)	(1,224)
		$21,776	$(3,636)	$56,764	$(12,936)

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

The amount of collateral required to be posted following such event will change as, and to the extent, our net liability position increases or decreases by more than the applicable minimum call amount. If our credit rating for our senior unsecured debt is subsequently equal to or above BBB- by Standard & Poor’s or Baa3 by Moody’s, then any collateral posted at such time will be released to us and we will no longer be required to post collateral unless we meet the collateral trigger requirement at the next fifth-year anniversary. At September 30, 2017, four of our interest rate derivative instruments had reached their fifth anniversary; however, our senior unsecured debt credit rating was BBB- by Standard & Poor’s and Baa3 by Moody’s and, accordingly, we were not required to post any collateral as of such date. As of December 31, 2016, two of our interest rate derivative instruments had reached their fifth anniversary. As our unsecured debt credit rating at December 31, 2016 was below BBB-/Baa3, we had posted $7.2 million in collateral as of such date. Consistent with the provisions of our interest rate derivatives instruments, all collateral that was posted with our counterparties was returned upon reaching investment grade.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Concerning Forward-Looking Statements

The discussion under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance (including our expectations for the fourth quarter and full year of 2017 and our earnings and yield estimates for 2017 set forth under the heading "Outlook" below), business and industry prospects or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. Words such as "anticipate," "believe," "could," "estimate," "expect," "goal," "intend," "may," "plan," "project," "seek," "should," "will," "driving" and similar expressions are intended to further identify any of these forward-looking statements. Forward-looking statements reflect management's current expectations but they are based on judgments and are inherently uncertain. Furthermore, they are subject to risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q and, in particular, the risks discussed under the caption "Risk Factors" in Part II, Item 1A herein.

All forward-looking statements made in this Quarterly Report on Form 10-Q speak only as of the date of this document.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

The discussion and analysis of our financial condition and results of operations has been organized to present the following:

•	a review of our financial presentation, including discussion of certain operational and financial metrics we utilize to assist us in managing our business;

•	a discussion of our results of operations for the quarter and nine months ended September 30, 2017 compared to the same periods in 2016;

•	a discussion of our business outlook, including our expectations for selected financial items for the fourth quarter and full year of 2017; and

•	a discussion of our liquidity and capital resources, including our future capital and contractual commitments and potential funding sources.

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

•
Other operating expenses, which consist primarily of operating costs, such as repairs and maintenance, port costs that do not vary with passenger head counts, vessel related insurance, entertainment and gains and/or losses related to the sale of our ships.

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

Adjusted Net Income represents net income excluding certain items that we believe adjusting for is meaningful when assessing our performance on a comparative basis. For the periods presented, these items included the net loss related to the elimination of the Pullmantur reporting lag, the net gain related to the 51% sale of the Pullmantur and CDF Croisières de France ("CDF") brands, restructuring charges and other initiative costs related to our Pullmantur right-sizing strategy and other restructuring initiatives.

Available Passenger Cruise Days (“APCD”) is our measurement of capacity and represents double occupancy per cabin multiplied by the number of cruise days for the period, which excludes canceled cruise days and drydock days. We use this measure to perform capacity and rate analysis to identify our main non-capacity drivers that cause our cruise revenue and expenses to vary.

Gross Cruise Costs represent the sum of total cruise operating expenses plus marketing, selling and administrative expenses.

Gross Yields represent total revenues per APCD.

Net Cruise Costs and Net Cruise Costs Excluding Fuel represent Gross Cruise Costs excluding commissions, transportation and other expenses and onboard and other expenses and, in the case of Net Cruise Costs Excluding Fuel, fuel expenses (each of which is described above under the Description of Certain Line Items heading). In measuring our ability to control costs in a manner that positively impacts net income, we believe changes in Net Cruise Costs and Net Cruise Costs Excluding Fuel to be the most relevant indicators of our performance. A reconciliation of historical Gross Cruise Costs to Net Cruise Costs and Net Cruise Costs Excluding Fuel is provided below under Results of Operations. For the periods presented, Net Cruise Costs excludes the net gain related to the 51% sale of the Pullmantur and CDF brands, restructuring charges and other initiative costs related to our Pullmantur right-sizing strategy and other restructuring initiatives.

Net Revenues represent total revenues less commissions, transportation and other expenses and onboard and other expenses (each of which is described above under the Description of Certain Line Items heading).

Net Yields represent Net Revenues per APCD. We utilize Net Revenues and Net Yields to manage our business on a day-to-day basis as we believe that they are the most relevant measures of our pricing performance because they reflect the cruise revenues earned by us net of our most significant variable costs, which are commissions, transportation and other expenses and onboard and other expenses. A reconciliation of historical Gross Yields to Net Yields is provided below under Results of Operations. Net Yields excludes initiative costs related to the sale of the Pullmantur and CDF brands.

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

The use of certain significant non-GAAP measures, such as Net Yields, Net Cruise Costs and Net Cruise Costs Excluding Fuel, allows us to perform capacity and rate analysis to separate the impact of known capacity changes from other less predictable changes which affect our business. We believe these non-GAAP measures provide expanded insight to measure revenue and cost performance in addition to the GAAP based financial measures. There are no specific rules or regulations for determining non-GAAP and Constant Currency measures, and as such, there exists the possibility that they may not be comparable to other companies within the industry.

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

Results of Operations

Summary

Both our net income and Adjusted Net Income for the third quarter of 2017 were $752.8 million, or $3.49 per share on a diluted basis compared to net income and Adjusted Net Income of $693.3 million and $690.9 million, or $3.21 and $3.20 per share on a diluted basis, respectively, for the third quarter of 2016.

Both our net income and Adjusted Net Income for the nine months ended September 30, 2017 were $1.3 billion, or $6.19 per share on a diluted basis as compared to net income and Adjusted Net Income of $1.0 billion and $1.1 billion, or $4.72 and $4.85, per share on a diluted basis, respectively, for the nine months ended September 30, 2016.

Significant items for the quarter and nine months ended September 30, 2017 include:

•
The estimated negative impact resulting from third quarter 2017 hurricane-related disruptions was approximately $0.20 per share on a diluted basis to our net income and Adjusted Net Income for the quarter and nine months ended September 30, 2017.

•
The effect of changes in foreign currency exchange rates related to our passenger ticket and onboard and other revenue transactions denominated in currencies other than the United States dollar, resulted in an increase in total revenues of $14.8 million for the quarter and a decrease of $16.6 million for the nine months ended September 30, 2017, respectively, as compared to the same periods in 2016.

•
Total revenues, excluding the effect of changes in foreign currency exchange rates, decreased $9.0 million and increased $203.2 million for the quarter and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. The decrease during the quarter was due to the decrease in capacity, including the hurricane-related disruptions during the third quarter of 2017, and the increase during the nine months was primarily due to an increase in ticket prices and onboard spending on a per passenger basis, which are further discussed below.

•
Total cruise operating expenses decreased $21.9 million and $141.4 million for the quarter and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. The decreases were primarily due to the decrease in capacity, which is further discussed below. Additionally, we recognized a $30.9 million gain on the sale of Legend of the Seas in March 2017.

•
The effect of changes in foreign currency exchange rates related to our cruise operating expenses, denominated in currencies other than the United States dollar, was immaterial to our consolidated statements of comprehensive income (loss) for the quarter and nine months ended September 30, 2017.

Other Items

•	In May 2017, TUI Cruises, our 50% joint venture, took delivery of Mein Schiff 6.

•
During the second quarter of 2017, we entered into agreements with Meyer Turku to build two "Project Icon" ships. In October 2017, we entered into credit agreements for the unsecured financing of these ships for up to 80% of each ship's contract price. Refer to Note 7. Commitments and Contingencies to our consolidated financial statements for further information.

•
During the third quarter of 2017, we entered into an agreement to purchase a ship for our Azamara Club Cruises brand. The sale is expected to be completed with the delivery of the ship scheduled for March 2018.

Operating results for the quarter and nine months ended September 30, 2017 compared to the same period in 2016 are shown in the following table (in thousands, except per share data):

	Quarter Ended September 30,				Nine months ended September 30,
	2017		2016		2017		2016
		% of Total Revenues		% of Total Revenues		% of Total Revenues		% of Total Revenues
Passenger ticket revenues	$1,893,152	73.7%	$1,899,956	74.1%	$4,892,760	72.2%	$4,794,653	72.8%
Onboard and other revenues	676,392	26.3%	663,785	25.9%	1,880,618	27.8%	1,792,145	27.2%
Total revenues	2,569,544	100.0%	2,563,741	100.0%	6,773,378	100.0%	6,586,798	100.0%
Cruise operating expenses:
Commissions, transportation and other	409,597	15.9%	400,933	15.6%	1,060,176	15.7%	1,060,391	16.1%
Onboard and other	157,041	6.1%	159,887	6.2%	395,472	5.8%	399,739	6.1%
Payroll and related	210,764	8.2%	214,081	8.4%	636,861	9.4%	671,955	10.2%
Food	126,223	4.9%	125,732	4.9%	369,198	5.5%	371,759	5.6%
Fuel	160,752	6.3%	178,772	7.0%	508,914	7.5%	531,283	8.1%
Other operating	253,892	9.9%	260,718	10.2%	780,257	11.5%	857,161	13.0%
Total cruise operating expenses	1,318,269	51.3%	1,340,123	52.3%	3,750,878	55.4%	3,892,288	59.1%
Marketing, selling and administrative expenses	273,637	10.6%	259,327	10.1%	874,957	12.9%	852,435	12.9%
Depreciation and amortization expenses	240,150	9.3%	229,328	8.9%	710,836	10.5%	661,712	10.0%
Operating Income	737,488	28.7%	734,963	28.7%	1,436,707	21.2%	1,180,363	17.9%
Other income (expense):
Interest income	4,693	0.2%	6,472	0.3%	16,756	0.2%	14,875	0.2%
Interest expense, net of interest capitalized	(73,233)	(2.9)%	(82,610)	(3.2)%	(230,182)	(3.4)%	(226,803)	(3.4)%
Equity investment income	85,120	3.3%	46,539	1.8%	120,359	1.8	94,832	1.4%
Other expense	(1,226)	—%	(12,107)	(0.5)%	(6,546)	(0.1)%	(40,965)	(0.6)%
	15,354	0.6%	(41,706)	(1.6)%	(99,613)	(1.5)%	(158,061)	(2.4)%
Net Income	$752,842	29.3%	$693,257	27.0%	$1,337,094	19.7%	$1,022,302	15.5%
Diluted Earnings per Share	$3.49		$3.21		$6.19		$4.72

Adjusted Net Income and Adjusted Earnings per Share were calculated as follows (in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Income	$752,842	$693,257	$1,337,094	$1,022,302
Adjusted Net income	752,842	690,911	1,337,094	1,050,031
Net Adjustments to Net Income- (Decrease) Increase	$—	$(2,346)	$—	$27,729
Adjustments to Net Income:
Net loss related to the elimination of the Pullmantur reporting lag	$—	$—	—	21,656
Net gain related to the sale of the Pullmantur and CDF Croisières de France brands	—	(3,834)	—	(3,834)
Restructuring charges	—	1,897	—	6,627
Other initiative costs	—	(409)	—	3,280
Net Adjustments to Net Income- (Decrease) Increase	$—	$(2,346)	$—	$27,729

Basic:
Earnings per Share	$3.51	$3.23	$6.22	$4.74
Adjusted Earnings per Share	$3.51	$3.22	$6.22	$4.87

Diluted:
Earnings per Share	$3.49	$3.21	$6.19	$4.72
Adjusted Earnings per Share	$3.49	$3.20	$6.19	$4.85

Weighted-Average Shares Outstanding:
Basic	214,694	214,819	214,882	215,663
Diluted	215,824	215,667	215,905	216,575

Selected statistical information is shown in the following table:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016(1)
Passengers Carried	1,512,363	1,558,224	4,371,235	4,365,144
Passenger Cruise Days	10,189,900	10,727,918	30,100,035	30,367,048
APCD	9,214,470	9,766,482	27,646,779	28,503,681
Occupancy	110.6%	109.8%	108.9%	106.5%

(1) Does not include November and December 2015 amounts for Pullmantur as the net Pullmantur result for those months was included within Other expense in our consolidated statements of comprehensive income (loss) for the nine months ended September 30, 2016, as a result of the elimination of the Pullmantur reporting lag, and did not affect Gross Yields, Net Yields, Gross Cruise Costs, Net Cruise Costs and Net Cruise Costs Excluding Fuel.

Gross Yields and Net Yields were calculated as follows (in thousands, except APCD and Yields):

	Quarter Ended September 30,			Nine Months Ended September 30,
	2017	2017 On a Constant Currency Basis	2016	2017	2017 On a Constant Currency Basis	2016
Passenger ticket revenues	$1,893,152	$1,880,360	$1,899,956	$4,892,760	$4,907,927	$4,794,653
Onboard and other revenues	676,392	674,382	663,785	1,880,618	1,882,049	1,792,145
Total revenues	2,569,544	2,554,742	2,563,741	6,773,378	6,789,976	6,586,798
Less:
Commissions, transportation and other	409,597	406,500	400,933	1,060,176	1,062,632	1,060,391
Onboard and other	157,041	155,818	159,887	395,472	394,316	399,739
Net Revenues including other initiative costs	2,002,906	1,992,424	2,002,921	5,317,730	5,333,028	5,126,668
Less:
Other initiative costs included within Net Revenues	—	—	(1,843)	—	—	(1,843)
Net Revenues	$2,002,906	$1,992,424	$2,004,764	$5,317,730	$5,333,028	$5,128,511

APCD	9,214,470	9,214,470	9,766,482	27,646,779	27,646,779	28,503,681
Gross Yields	$278.86	$277.25	$262.50	$245.00	$245.60	$231.09
Net Yields	$217.37	$216.23	$205.27	$192.35	$192.90	$179.92

Gross Cruise Costs, Net Cruise Costs and Net Cruise Costs Excluding Fuel were calculated as follows (in thousands, except APCD and costs per APCD):

	Quarter Ended September 30,			Nine Months Ended September 30,
	2017	2017 On a Constant Currency Basis	2016	2017	2017 On a Constant Currency Basis	2016
Total cruise operating expenses	$1,318,269	$1,311,964	$1,340,123	$3,750,878	$3,753,441	$3,892,288
Marketing, selling and administrative expenses(1)	273,637	273,121	257,430	874,957	881,067	845,808
Gross Cruise Costs	1,591,906	1,585,085	1,597,553	4,625,835	4,634,508	4,738,096
Less:
Commissions, transportation and other	409,597	406,500	400,933	1,060,176	1,062,632	1,060,391
Onboard and other	157,041	155,818	159,887	395,472	394,316	399,739
Net Cruise Costs including other initiative costs	1,025,268	1,022,767	1,036,733	3,170,187	3,177,560	3,277,966
Less:
Net gain related to the sale of Pullmantur and CDF Croisières de France brands included within other operating expenses	—	—	(3,834)	—	—	(3,834)
Other initiative costs included within cruise operating expenses and marketing, selling and administrative expenses	—	—	(2,252)	—	—	1,073
Net Cruise Costs	1,025,268	1,022,767	1,042,819	3,170,187	3,177,560	3,280,727
Less:
Fuel(2)	160,752	160,751	178,772	508,914	508,911	530,859
Net Cruise Costs Excluding Fuel	$864,516	$862,016	$864,047	$2,661,273	$2,668,649	$2,749,868

APCD	9,214,470	9,214,470	9,766,482	27,646,779	27,646,779	28,503,681
Gross Cruise Costs per APCD	$172.76	$172.02	$163.58	$167.32	$167.63	$166.23
Net Cruise Costs per APCD	$111.27	$111.00	$106.78	$114.67	$114.93	$115.10
Net Cruise Costs Excluding Fuel per APCD	$93.82	$93.55	$88.47	$96.26	$96.53	$96.47

(1) For the quarter and nine months ended September 30, 2016, amounts do not include restructuring charges of $1.9 million and $6.6 million, respectively.

(2) For the nine months ended September 30, 2016, amount does not include fuel expense of $0.4 million included within other initiative costs associated with the redeployment of Pullmantur’s Empress to the Royal Caribbean International brand.

2017 Outlook

The Company does not make predictions about fuel pricing, interest rates or currency exchange rates but does provide guidance about its future business activities. On November 7, 2017, we announced the following full year and fourth quarter 2017 guidance based on the then current fuel pricing, interest rates and currency exchange rates:

Full Year 2017

	As Reported	Constant Currency
Net Yields	Approx. 6.0%	Approx. 6.0%
Net Cruise Costs per APCD	1.0% to 1.5%	Approx. 1.5%
Net Cruise Costs per APCD, Excluding Fuel	Approx. 2.0%	Approx. 2.0%
Capacity Decrease	(2.4%)
Depreciation and Amortization	Approx. $950 million
Interest Expense, net	Approx. $280 million
Fuel Consumption (metric tons)	1,315,800
Fuel Expenses	$686 million
Percent Hedged (fwd consumption)	65%
Impact of 10% change in fuel prices	$7 million
1% Change in Currency	$4 million
1% Change in Net Yield	$16 million
1% Change in NCC ex Fuel	$9 million
1% Change in LIBOR	$6 million
Adjusted Earnings per Share-Diluted	$7.35 to $7.40

Fourth Quarter 2017

	As Reported	Constant Currency
Net Yields	Approx. 3.5%	2.0% to 2.5%
Net Cruise Costs per APCD	Approx. 7.0%	Approx. 6.5%
Net Cruise Costs per APCD, Excluding Fuel	Approx. 9.0%	Approx. 8.5%
Capacity Decrease	(0.6%)
Depreciation and Amortization	Approx. $240 million
Interest Expense, net	Approx. $65 million
Fuel Consumption (metric tons)	334,800
Fuel Expenses	$177 million
Percent Hedged (fwd consumption)	65%
Impact of 10% change in fuel prices	$7 million
1% Change in Currency	$4 million
1% Change in Net Yield	$16 million
1% Change in NCC ex Fuel	$9 million
1% Change in LIBOR	$6 million
Adjusted Earnings per Share-Diluted	$1.15 to $1.20

Volatility in foreign currency exchange rates affects the US dollar value of our earnings. Based on our highest net exposure for each quarter and the full year 2017, the top five foreign currencies are ranked below. For example, the Australian Dollar is the most impactful currency in the first and fourth quarters of 2017. The first, second and third quarters of 2017 rankings are based on actual results. Rankings for the fourth quarter and full year are based on estimated net exposures.

Ranking	Q1	Q2	Q3	Q4	FY 2017
1	AUD	GBP	GBP	AUD	GBP
2	CAD	CNH	CNH	GBP	AUD
3	GBP	AUD	EUR	CAD	CAD
4	CNH	CAD	CAD	EUR	CNH
5	BRL	MXN	MXN	CNH	EUR

The currency abbreviations above are defined as follows:

Currency Abbreviation	Currency
AUD	Australian Dollar
BRL	Brazilian Real
CAD	Canadian Dollar
CNH	Chinese Yuan
EUR	Euro
GBP	British Pound
MXN	Mexican Peso

Quarter Ended September 30, 2017 Compared to Quarter Ended September 30, 2016

In this section, references to 2017 refer to the quarter ended September 30, 2017 and references to 2016 refer to the quarter ended September 30, 2016.

Revenues

Total revenues for 2017 increased $5.8 million, or 0.2%, from 2016.

Passenger ticket revenues comprised 73.7% of our 2017 total revenues and decreased by $6.8 million, or 0.4%, from 2016. The decrease was primarily driven by a 5.7% decrease in capacity, which decreased passenger ticket revenues by $107.4 million primarily due to the sale of our majority interest in Pullmantur Holdings during the third quarter of 2016, and to a lesser extent, the sale of Legend of the Seas in the first quarter of 2017, as well as the impact of canceled sailings resulting from hurricane-related disruptions during the third quarter of 2017.

The decrease was partially offset by:

•
an $88.0 million increase in ticket prices driven by the improvement in our ticket price on a per passenger basis due to the exit of the Pullmantur ships, as well as higher pricing on North America and Europe sailings. The increase in ticket prices was partially offset by lower pricing on Asia/Pacific sailings; and

•	a favorable effect of changes in foreign currency exchange rates related to our revenue transactions denominated in currencies other than the United States dollar of approximately $12.8 million.

The remaining 26.3% of 2017 total revenues was comprised of onboard and other revenues, which increased $12.6 million, or 1.9%, to $676.4 million in 2017 from $663.8 million in 2016. The increase in onboard and other revenues was primarily due to:

•
a $30.7 million increase in onboard revenue attributable to higher spending on a per passenger basis due to our revenue enhancing initiatives, including beverage package sales and promotions, new strategies and promotion on specialty restaurants and the increased revenue associated with internet and other telecommunication services. The increase is also attributable to port activities mainly due to itinerary changes; and

•	a $13.8 million increase in other revenue primarily due to charter revenue and management fees earned from Pullmantur Holdings.

The increase was partially offset by a $36.8 million decrease attributable to the 5.7% decrease in capacity noted above, including the impact of canceled sailings resulting from hurricane-related disruptions during the third quarter of 2017.

Onboard and other revenues included concession revenues of $87.3 million in 2017 and $86.6 million in 2016.

Cruise Operating Expenses

Total cruise operating expenses for 2017 decreased $21.9 million, or 1.6%, from 2016. The decrease was primarily due to a $75.5 million decrease attributable to the 5.7% decrease in capacity noted above.

The decrease was partially offset by:

•	a $14.6 million increase in commissions expense mainly due to the increase in ticket prices discussed above and changes in commission incentives;

•	a $10.2 million increase in head taxes due to itinerary changes;

•	a $9.6 million increase in other operating expenses primarily due to an immaterial gain recognized in 2016 as a result of the sale of our majority interest in Pullmantur Holdings; and

•	an $8.7 million increase in payroll and related expenses due to an increase in crew benefits.

Marketing, Selling and Administrative Expenses

Marketing, selling and administrative expenses for 2017 increased $14.3 million, or 5.5%, to $273.6 million from $259.3 million in 2016. The increase was primarily due to an increase in payroll and benefits driven by higher stock prices year over year related to our performance share awards, partially offset by a decrease in expenses due to the sale of our majority interest in Pullmantur Holdings.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for 2017 increased $10.8 million, or 4.7%, to $240.2 million from $229.3 million in 2016. The increase was primarily due to new shipboard additions associated with our ship upgrade projects and to a lesser extent, additions related to shoreside projects, partially offset by the decrease in depreciation associated with the sale of Legend of the Seas in the first quarter of 2017.

Other Income (Expense)

Interest expense, net of interest capitalized for 2017 decreased $9.4 million, or 11.4%, to $73.2 million from $82.6 million in 2016. The decrease was primarily due to a lower average debt in 2017 compared to 2016, partially offset by higher interest rates in 2017 compared to 2016.

Equity investment income increased $38.6 million, or 82.9%, to $85.1 million in 2017 from $46.5 million in 2016 primarily due to an increase in income from TUI Cruises.

Other expense decreased $10.9 million, or 89.9%, to $1.2 million in 2017 from $12.1 million in 2016 primarily due to fuel hedge ineffectiveness gains in 2017 compared to losses in 2016 and a decrease in foreign exchange losses in 2017, net of hedges.

Gross and Net Yields

Gross Yields and Net Yields increased 6.2% and 5.9% in 2017, respectively, compared to 2016 primarily due to the increase in passenger ticket and onboard and other revenues discussed above. Gross Yields and Net Yields, on a Constant Currency basis, increased 5.6% and 5.3% in 2017, respectively, compared to 2016.

Gross and Net Cruise Costs

Gross Cruise Costs in 2017 was consistent with 2016 and Net Cruise Costs decreased 1.7% in 2017 compared to 2016 primarily due to the decrease in capacity discussed above. Gross Cruise Costs per APCD and Net Cruise Costs per APCD increased 5.6% and 4.2% in 2017, respectively, compared to 2016. Net Cruise Costs Excluding Fuel per APCD increased 6.0% in 2017 compared to 2016. The increases in 2017 were primarily due to the increase in cruise operating expenses discussed above. Additionally, the hurricane-related disruptions during the third quarter of 2017 reduced our capacity; however, certain operating expenses were still incurred, negatively impacting our metrics per APCD.

Other Comprehensive Income

Other comprehensive income in 2017 was $234.1 million compared to $94.5 million in 2016. The increase of $139.6 million, or 147.7%, was primarily due to the Gain on cash flow derivative hedges in 2017 of $230.2 million compared to $95.5 million in 2016. The increase of $134.7 million in 2017 was primarily due to higher foreign currency forward contract and fuel swap instrument values in 2017 compared to 2016, partially offset by lower amounts of fuel swap losses reclassified to income in 2017 .

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

In this section, references to 2017 refer to the nine months ended September 30, 2017 and references to 2016 refer to the nine months ended September 30, 2016.

Revenues

Total revenues for 2017 increased $186.6 million, or 2.8%, from 2016.

Passenger ticket revenues comprised 72.2% of our 2017 total revenues. Passenger ticket revenues for 2017 increased by $98.1 million, or 2.0%, from 2016, despite the impact of canceled sailings resulting from hurricane-related disruptions during the third quarter of 2017. The increase was primarily due to an increase of $258.1 million in ticket prices primarily driven by the improvement in our ticket price on a per passenger basis due to the exit of the Pullmantur ships and the addition of Harmony of the Seas and Ovation of the Seas, as well as higher pricing on North America and Europe sailings. The increase in ticket prices on these itineraries was partially offset by lower pricing on Asia/Pacific sailings.

The increase was partially offset by:

•
a 3.0% decrease in capacity, which decreased passenger ticket revenues by $144.2 million primarily due to the sale of our majority interest in Pullmantur Holdings during the third quarter of 2016, the sale of Splendour of the Seas in the second quarter of 2016 and the sale of Legend of the Seas in first quarter of 2017, which was partially offset by an increase in capacity due to the addition of Ovation of the Seas and Harmony of the Seas into our fleet during the second quarter of 2016; and

•
an approximate $15.2 million unfavorable effect of changes in foreign currency exchange rates related to our passenger ticket revenue transactions denominated in currencies other than the United States dollar.

The remaining 27.8% of 2017 total revenues was comprised of onboard and other revenues, which increased $88.5 million, or 4.9%, in 2017 from 2016. The increase in onboard and other revenues was primarily due to:

•
a $99.8 million increase in onboard revenue attributable to higher spending on a per passenger basis primarily due to our revenue enhancing initiatives, including beverage package sales and promotions, gaming initiatives, new strategies and promotions on specialty restaurants and the increased revenue associated with internet and other telecommunication services. The increase is also attributable to port activities mainly due to itinerary changes; and

•	a $39.4 million increase in other revenue primarily due to charter revenue and management fees earned from Pullmantur Holdings.

The increase was partially offset by a $53.1 million decrease attributable to the 3.0% decrease in capacity noted above, including the impact of canceled sailings resulting from hurricane-related disruptions during the third quarter of 2017.

Onboard and other revenues included concession revenues of $244.4 million in 2017 and $240.8 million in 2016.

Cruise Operating Expenses

Total cruise operating expenses for 2017 decreased $141.4 million, or 3.6%, from 2016.

The decrease was primarily due to:

•	a $116.6 million decrease attributable to the 3.0% decrease in capacity noted above;

•	a $30.9 million gain resulting from the sale of Legend of the Seas in 2017 compared to an immaterial gain from the sale of Splendour of the Seas in 2016;

•	a $32.6 million decrease in air expense due to itinerary changes and lower ticket costs; and

•	a $23.9 million decrease in vessel maintenance primarily due to the timing of scheduled drydocks.

The net decrease was partially offset by an increase in commissions expense of $26.0 million mainly due to the increase in ticket prices discussed above.

Marketing, Selling and Administrative Expenses

Marketing, selling and administrative expenses for 2017 increased $22.5 million, or 2.6%, to $875.0 million from $852.4 million in 2016. The increase was primarily due to an increase in payroll and benefits which was driven by an increase in our stock price year over year related to our performance share awards, partially offset by a decrease in expenses due to the sale of our majority interest in Pullmantur Holdings.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for 2017 increased $49.1 million, or 7.4%, to $710.8 million from $661.7 million in 2016. The increase was primarily due to the addition of Ovation of the Seas and Harmony of the Seas in the second quarter of 2016 into our fleet, and to a lesser extent, new shipboard additions associated with our ship upgrade projects. The increase was partially offset by the decrease in depreciation associated with the sale of Splendour of the Seas in the second quarter of 2016 and the sale of Legend of the Seas in first quarter of 2017.

Other Income (Expense)

Interest expense, net of interest capitalized, for 2017 increased $3.4 million, or 1.5%, to $230.2 million from $226.8 million in 2016. The increase was primarily due to higher interest rates in 2017 compared to 2016, partially offset by lower average debt in 2017 compared to 2016.

Equity investment income increased $25.5 million, or 26.9%, to $120.4 million in 2017 from $94.8 million in 2016 primarily due to an increase in income from TUI Cruises, partially offset by losses associated with Pullmantur Holdings in 2017. Effective July 31, 2016, as a result of the sale of 51% of our interest in Pullmantur Holdings, we account for our investment in Pullmantur Holdings under the equity method of accounting.

Other expense decreased $34.4 million, or 84.0%, to $6.5 million in 2017 from $41.0 million in 2016 primarily due to the 2016 net loss of $21.7 million related to the elimination of the Pullmantur reporting lag that did not recur in 2017.

Gross and Net Yields

Gross Yields and Net Yields increased 6.0% and 6.9% in 2017, respectively, compared to 2016 primarily due to the increase in passenger ticket and onboard and other revenues discussed above. Gross Yields and Net Yields, on a Constant Currency basis, increased 6.3% and 7.2% in 2017, respectively, compared to 2016.

Gross and Net Cruise Costs

Gross Cruise Costs and Net Cruise Costs decreased 2.4% and 3.4% in 2017, respectively compared to 2016 primarily due to the decrease in capacity and cruise operating expenses discussed above. In 2017, Gross Cruise Costs per APCD, Net Cruise Costs per APCD and Net Cruise Costs Excluding Fuel were consistent with 2016, as reported and on a Constant Currency basis. The hurricane-related disruptions during the third quarter of 2017 reduced our capacity; however, certain operating expenses were still incurred, negatively impacting our metrics per APCD.

Other Comprehensive Income (Loss)

Other comprehensive income in 2017 was $389.6 million compared to $250.9 million in 2016. The increase of $138.7 million, or 55.3%, was primarily due to the Gain on cash flow derivative hedges in 2017 of $381.7 million compared to $254.6 million in 2016. The increase of $127.1 million in 2017 was primarily due to higher foreign currency forward contract and interest rate swap instrument values in 2017 compared to 2016, partially offset by lower fuel swap instrument values and lower amounts of fuel swap losses reclassified to income in 2017.

Future Application of Accounting Standards

Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements for further information on Recent Accounting Pronouncements.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash flow generated from operations provides us with a significant source of liquidity. Net cash provided by operating activities increased $453.6 million to $2.5 billion for the first nine months in 2017 compared to $2.0 billion for the same period in 2016. The increase in cash provided by operating activities was primarily attributable to an increase in proceeds from customer deposits during the first nine months in 2017 compared to the same period in 2016. Additionally, dividends received from unconsolidated affiliates increased by $35.9 million.
Net cash used in investing activities decreased $2.4 billion to $78.0 million for the first nine months in 2017 compared to $2.5 billion for the same period in 2016. The decrease was primarily attributable to a decrease in capital expenditures of $1.9 billion due to ship deliveries in 2016, Ovation of the Seas and Harmony of the Seas, compared to no ship deliveries in 2017. In addition, we received $230.0 million of proceeds from the sale of property and equipment in 2017 which did not occur in 2016. Furthermore, during 2017, we received cash of $57.0 million on settlements on our foreign currency forward contracts compared to cash paid of $172.9 million during 2016.
Net cash used in financing activities was $2.4 billion for the first nine months in 2017 compared to Net cash provided in financing activities of $0.6 billion for the same period in 2016. The change was primarily attributable to a decrease in debt proceeds of $2.4 billion, an increase in debt repayments of $0.8 billion and a higher amount of dividends paid during the first nine months of 2017 compared to the same period in 2016, partially offset by a decrease of stock repurchases of $175.0 million during the first nine months of 2017 compared to the same period in 2016. The decrease in debt proceeds was primarily due to the $841.8 million unsecured term loan borrowed in April 2016 to finance Ovation of the Seas and the €700.7 million and $226.1 million unsecured term loans borrowed in May 2016 to finance Harmony of the Seas that did not recur in 2017 and lower drawings on our revolving credit facilities during the first nine months of 2017 compared to the same period in 2016.

Future Capital Commitments

Capital Expenditures

As of September 30, 2017, our Global Brands and our Partner Brands have 12 ships on order. The expected dates that these ships will enter service and their approximate berths are as follows:

Ship	Expected to Enter Service	Approximate Berths
Royal Caribbean International —
Oasis-class:
Symphony of the Seas	1st Quarter 2018	5,450
Unnamed	2nd Quarter 2021	5,450
Quantum-class:
Spectrum of the Seas	2nd Quarter 2019	4,150
Unnamed	4th Quarter 2020	4,150
Project Icon:
Unnamed	2nd Quarter 2022	5,650
Unnamed	2nd Quarter 2024	5,650
Celebrity Cruises — Edge-class:
Celebrity Edge	4th Quarter 2018	2,900
Celebrity Beyond	2nd Quarter 2020	2,900
Unnamed	4th Quarter 2021	2,900
Unnamed	4th Quarter 2022	2,900
TUI Cruises (50% joint venture) (1)—
Unnamed	2nd Quarter 2018	2,850
Unnamed	1st Quarter 2019	2,850
Total Berths		47,800

(1)
TUI Cruises plans to offset this additional capacity through the planned transfer of the their first two ships, Mein Schiff 1 and Mein Schiff 2, to an affiliate of TUI AG, our joint venture partner in TUI Cruises, in 2018 and 2019, respectively.

During the second quarter of 2017, we entered into agreements with Meyer Turku to build two ships of a new generation of ships for Royal Caribbean International, known as “Project Icon.” Subsequently, in October 2017, we entered into credit agreements for the unsecured financing of these ships for up to 80% of each ship's contract price. Refer to Note 7. Commitments and Contingencies to our consolidated financial statements under Item 1. Financial Statements for further information.

Our future capital commitments consist primarily of new ship orders. As of September 30, 2017, the aggregate cost of our ships on order, not including the TUI Cruises' ships on order, was approximately $13.0 billion, of which we had deposited $323.2 million as of such date. Approximately 53.8% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at September 30, 2017. Refer to Note 10. Fair Value Measurements and Derivative Instruments to our consolidated financial statements under Item 1. Financial Statements for further information.

In September 2017, we entered into an agreement to purchase a ship for our Azamara Club Cruises brand. The sale is expected to be completed with the delivery of the ship, scheduled for March 2018.

As of September 30, 2017, we anticipate overall full year capital expenditures, not including the TUI Cruises' ships, will be approximately $0.6 billion for 2017, $3.2 billion for 2018, $2.1 billion for 2019, $2.5 billion for 2020 and $2.5 billion for 2021.

Contractual Obligations

As of September 30, 2017, our contractual obligations were as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Operating Activities:
Operating lease obligations(1)	$242,989	$28,742	$42,299	$24,910	$147,038
Interest on long-term debt(2)	1,073,803	233,134	352,304	246,912	241,453
Other(3)	850,768	170,063	297,523	165,395	217,787
Investing Activities:	0
Ship purchase obligations(4)	10,692,368	1,658,774	2,751,170	4,230,704	2,051,720
Financing Activities:	0
Long-term debt obligations(5)	7,557,801	1,511,773	1,991,501	1,209,893	2,844,634
Capital lease obligations(6)	34,406	3,935	7,051	8,272	15,148
Other(7)	33,684	8,525	20,012	5,147	—
Total	$20,485,819	$3,614,946	$5,461,860	$5,891,233	$5,517,780

(1)	We are obligated under noncancelable operating leases primarily for offices, warehouses and motor vehicles. Amounts represent contractual obligations with initial terms in excess of one year.

(2)
Long-term debt obligations mature at various dates through fiscal year 2028 and bear interest at fixed and variable rates. Interest on variable-rate debt is calculated based on forecasted debt balances, including the impact of interest rate swap agreements using the applicable rate at September 30, 2017. Debt denominated in other currencies is calculated based on the applicable exchange rate at September 30, 2017.

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

Off-Balance Sheet Arrangements

We and TUI AG have each guaranteed repayment of 50% of a bank loan provided to TUI Cruises which is due 2022. Notwithstanding this, the lenders have agreed to release each shareholder’s guarantee if certain conditions are met by April 2018. As of September 30, 2017, €100.4 million, or approximately $118.7 million based on the exchange rate at September 30, 2017, remains outstanding. Based on current facts and circumstances, we do not believe potential obligations under this guarantee are probable.

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

As of September 30, 2017, other than the items described above, we are not party to any other off-balance sheet arrangements, including guarantee contracts, retained or contingent interest, certain derivative instruments and variable interest entities, that either have, or are reasonably likely to have, a current or future material effect on our financial position.

Funding Needs and Sources

We have significant contractual obligations of which our debt service obligations and the capital expenditures associated with our ship purchases represent our largest funding needs. As of September 30, 2017, we had approximately $3.6 billion in contractual obligations due through September 30, 2018, of which approximately $1.5 billion relates to debt maturities, $233.1 million relates to interest on long-term debt and $1.7 billion relates to ship purchase payments, including the final installment payable due upon delivery of Symphony of the Seas in the first quarter of 2018. We have historically relied on a combination of cash flows provided by operations, drawdowns under our available credit facilities, the incurrence of additional debt and/or the refinancing of our existing debt and the issuance of additional shares of equity securities to fund these obligations.

We had a working capital deficit of $4.3 billion and $3.7 billion as of September 30, 2017 and December 31, 2016, respectively. Included within our working capital deficit is $1.5 billion and $1.3 billion of current portion of long-term debt, including capital leases, as of September 30, 2017 and December 31, 2016, respectively. Similar to others in our industry, we operate with a substantial working capital deficit. This deficit is mainly attributable to the fact that, under our business model, a vast majority of our passenger ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts remain a current liability until the sailing date. The cash generated from these advance receipts is used interchangeably with cash on hand from other sources, such as our revolving credit facilities and other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future sailing or otherwise, pay down our revolving credit facilities, invest in long term investments or any other use of cash. In addition, we have a relatively low-level of accounts receivable and rapid turnover results in a limited investment in inventories. We generate substantial cash flows from operations and our business model, along with our unsecured revolving credit facilities, has historically allowed us to maintain this working capital deficit and still meet our operating, investing and financing needs. We expect that we will continue to have working capital deficits in the future.

As of September 30, 2017, we had liquidity of $1.9 billion, consisting of approximately $140.0 million in cash and cash equivalents and $1.8 billion available under our unsecured revolving credit facilities. We anticipate that our cash flows from operations and our current financing arrangements, as described above, will be adequate to meet our capital expenditures and debt repayments over the next twelve-month period.

In April 2017, Moody's changed our senior unsecured debt credit rating to Baa3 with a stable outlook.  Consistent with the provisions of our interest rate derivatives instruments, all collateral that was posted with our counterparties as of that date was returned in April 2017.

We have $375.0 million that remains available for future common stock repurchase transactions under our Board approved program. Future repurchases may be made at management's discretion from time to time on the open market or through privately negotiated transactions. Repurchases under the program are expected to be funded from available cash or borrowings under our revolving credit facilities. Refer to Note 8. Shareholders' Equity to our consolidated financial statements for further information.

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

Debt Covenants

Certain of our financing agreements contain covenants that require us, among other things, to maintain minimum net worth of at least $7.9 billion, a fixed charge coverage ratio of at least 1.25x and limit our net debt-to-capital ratio to no more than 62.5%.  The fixed charge coverage ratio is calculated by dividing net cash from operations for the past four quarters by the sum of dividend payments plus scheduled principal debt payments in excess of any new financings for the past four quarters. Our minimum net worth and maximum net debt-to-capital calculations exclude the impact of Accumulated other comprehensive loss on Total shareholders’ equity. We were well in excess of all debt covenant requirements as of September 30, 2017. The specific covenants and related definitions can be found in the applicable debt agreements, the majority of which have been previously filed with the Securities and Exchange Commission.

Dividends

In September 2017, we declared a cash dividend on our common stock of $0.60 per share which was paid in October of 2017. During the first and second quarters of 2017, we declared a cash dividend on our common stock of $0.48 per share which was paid in April 2017 and July 2017, respectively. During the first quarter of 2017, we also paid a cash dividend on our common stock of $0.48 per share which was declared during the fourth quarter of 2016.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chairman and Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded that those controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are exposed to market risk attributable to changes in foreign currency exchange rates, fuel prices and interest rates. Significant changes in any of the foregoing could have a material impact on our financial results, net of the impact of our hedging activities and natural offsets. Our operating results have been and will continue to be impacted, often significantly, by changes in each of these factors. The value of our earnings in foreign currencies is adversely impacted by a strong United States dollar. In addition, any significant increase in fuel prices could materially and adversely affect our business as fuel prices not only impact our fuel costs, but also some of our other expenses, such as crew travel, freight and commodity prices. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for more information.

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

Our cruise ships and port facilities may also be adversely impacted by unusual weather patterns or natural disasters or disruptions, such as hurricanes. We are often forced to alter itineraries and occasionally cancel a cruise or a series of cruises or to redeploy our ships due to these or other factors, which could have an adverse effect on our sales and profitability. For example, the 2017 hurricane season was particularly impactful to our operations in the Caribbean. Increases in the frequency, severity or duration of severe weather events, including those related to climate change, could exacerbate the impact and cause further disruption to our operations. In addition, these and any other events which impact the travel industry more generally may negatively impact our ability to deliver guests or crew to our cruises and/or interrupt our ability to obtain services and goods from key vendors in our supply chain. Any of the foregoing could have an adverse impact on our results of operations and on industry performance.

An increase in capacity worldwide or excess capacity in a particular market could adversely impact our cruise sales and/or pricing.

Although our ships can be redeployed, cruise sales and/or pricing may be impacted by the introduction of new ships into the marketplace, reductions in cruise capacity, overall market growth and deployment decisions of ourselves and our competitors. As of December 31, 2016, a total of 62 new ships with approximately 173,000 berths are on order for delivery through 2021 in the cruise industry. The further net growth in capacity from these new ships and future orders, without an increase in the cruise industry’s demand and/or share of the vacation market, could depress cruise prices and impede our ability to achieve yield improvement.

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

To fund our capital expenditures (including new ship orders), operations and scheduled debt payments, we have historically relied on a combination of cash flows provided by operations, drawdowns under available credit facilities, the incurrence of additional indebtedness and the sale of equity or debt securities in private or public securities markets. Any circumstance or event which leads to a decrease in consumer cruise spending, such as worsening global economic conditions or significant incidents impacting the cruise industry, could negatively affect our operating cash flows. See “-Adverse worldwide economic, geopolitical or other conditions…” and “-Incidents or adverse publicity concerning our ships and/or passengers or the cruise vacation industry…” for more information.

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

Our principal executive office and principal shoreside operations are located in Florida, and we have shoreside offices throughout the world. Actual or threatened natural disasters (e.g., hurricanes/typhoons, earthquakes, tornadoes, fires or floods) or similar events in these locations may have a material impact on our business continuity, reputation and results of operations. In addition, substantial or repeated information systems failures, computer viruses or cyber-attacks impacting our shoreside or shipboard operations could adversely impact our business. We do not generally carry business interruption insurance for our shoreside operations or our information systems. As such, any losses or damages incurred by us could have an adverse impact on our results of operations.

The loss of key personnel, our inability to recruit or retain qualified personnel, or disruptions among our shipboard personnel due to strained employee relations could adversely affect our results of operations.

Our success depends, in large part, on the skills and contributions of key executives and other employees, and on our ability to recruit, develop and retain high quality personnel. As demand for qualified personnel in the industry grows, we must continue to effectively recruit, train, motivate and retain our employees, both shoreside and on our ships, in order to effectively compete in our industry, maintain our current business and support our projected global growth.

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

Partnerships, joint ventures, and other business structures involving our co-investment with third parties, generally include some form of shared control over the operations of the business and create additional risks, including the possibility that other investors in such ventures could become bankrupt or otherwise lack the financial resources to meet their obligations, or could have or develop business interests, policies or objectives that are inconsistent with ours. With the sale of 51% of our interest in Pullmantur Holdings in July 2016, we continue to expand the breadth of our co-investment activities, which also include TUI Cruises, SkySea Cruises, Grand Bahama Shipyard and minority ownership investments in various port development and other projects. In addition to financial risks, our co-investment activities may also present managerial and operational risks and expose us to reputational or legal concerns. These or other issues related to our co-investment with third parties could adversely impact our operations.

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

We may be exposed to risks and costs associated with cyber security and data privacy, including protecting the integrity and security of our guests’, employees’ and business partners’ personal information.

We are subject to various risks associated with the collection, handling, storage and transmission of sensitive information, including risks related to compliance with applicable laws and other contractual obligations, as well as the risk that our systems collecting such information could be compromised. In the course of doing business, we collect large volumes of internal and customer data, including personally identifiable information and individual credit data, for various business purposes. We are subject to federal, state and international laws (including the European Union General Data Protection Regulation which is expected to take effect in May 2018), as well as industry standards, relating to the collection, use, retention, security and transfer of personally identifiable information and individual credit data. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between the Company and its subsidiaries, and among the Company, its subsidiaries and other parties with which the Company has commercial relations. Several jurisdictions have passed laws in this area, and other jurisdictions are considering imposing additional restrictions. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. Complying with emerging and changing international requirements may cause us to incur substantial costs or require us to change our business practices. If we fail to comply with the various applicable data collection and privacy laws, we could be exposed to fines, penalties, restrictions, litigation or other expenses, and our business could be adversely impacted.

In addition, even if we are fully compliant with legal and/or industry standards and any relevant contractual requirements, we still may not be able to prevent security breaches involving sensitive data and/or critical systems. Any breach, theft, loss, or fraudulent use of guest, employee or company data, or breach of any critical systems used in our land based or marine operations, could adversely impact our reputation and brand and our ability to retain or attract new customers, and expose us to risks of data loss, business disruption, governmental investigation, litigation and other liability, any of which could adversely affect our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

The following table presents the total number of shares of our common stock that we repurchased during the quarter ended September 30, 2017:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1, 2017 - July 31, 2017	—	—	—	$500,000,000
August 1, 2017 - August 31, 2017	827,826	$120.78	827,826	$400,000,000
September 1, 2017 - September 30, 2017	212,128	$117.83	212,128	$375,000,000
Total	1,039,954		1,039,954

(1)On April 28, 2017, we announced that our board of directors authorized a 12-month common stock repurchase program for up to $500 million. The timing and number of shares to be repurchased will depend on a variety of factors including price and market conditions. During the third quarter of 2017, we repurchased 1.0 million shares of our common stock for a total of $125.0 million in open market transactions that were recorded within Treasury stock in our consolidated balance sheet. Repurchases under the program may be made at management's discretion from time to time on the open market or through privately negotiated transactions.

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

10.4
Icon 1 Hull No. S-1400 Credit Agreement, dated as of October 11, 2017, between Royal Caribbean Cruises Ltd., as the Borrower, the Lenders from time to time party thereto, KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent, Documentation Agent and Initial Mandated Lead Arranger and BNP Paribas Fortis SA/NV as Finnvera Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 17, 2017).

10.5
Icon 2 Hull No. S-1401 Credit Agreement, dated as of October 11, 2017, between Royal Caribbean Cruises Ltd., as the Borrower, the Lenders from time to time party thereto, KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent, Documentation Agent and Initial Mandated Lead Arranger and BNP Paribas Fortis SA/NV as Finnvera Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 17, 2017).

10.6
Amendment to the Credit Agreement, dated as of October 12, 2017, among Royal Caribbean Cruises Ltd., the various financial institutions as are or shall become parties thereto and Nordea Bank AB (PUBL), New York branch, as administrative agent for the lender parties (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 17, 2017).

10.7	Form of 2008 Equity Incentive Plan Restricted Stock Unit Agreement - Executive Officer Grants (Non-Vesting Into Retirement)*

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1
Certifications of the Chairman and Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code**

*	Filed herewith
**	Furnished herewith

Interactive Data File

101                          The following financial statements of Royal Caribbean Cruises Ltd. for the period ended September 30, 2017, formatted in XBRL are filed herewith:

(i)                     the Consolidated Statements of Comprehensive Income (Loss) for the quarter and nine months ended September 30, 2017 and 2016;

(ii)	the Consolidated Balance Sheets at September 30, 2017 and December 31, 2016;

(iii)                the Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016; and

(iv)                   the Notes to the Consolidated Financial Statements, tagged in summary and detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL CARIBBEAN CRUISES LTD.
(Registrant)

/s/ JASON T. LIBERTY
Jason T. Liberty
Executive Vice President, Chief Financial Officer
November 7, 2017	(Principal Financial Officer and duly authorized signatory)