Form 10-K
period 2017-12-31
ROYAL CARIBBEAN CRUISES LTD
filed 2018-02-21
CIK 884887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐	(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the registrant's common stock at June 30, 2017 (based upon the closing sale price of the common stock on the New York Stock Exchange on June 30, 2017) held by those persons deemed by the registrant to be non-affiliates was approximately $19.9 billion. Shares of the registrant's common stock held by each executive officer and director and by each entity or person that, to the registrant's knowledge, owned 10% or more of the registrant's outstanding common stock as of June 30, 2017 have been excluded from this number in that these persons may be deemed affiliates of the registrant. This determination of possible affiliate status is not necessarily a conclusive determination for other purposes.
There were 213,749,009 shares of common stock outstanding as of February 12, 2018.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement relating to its 2018 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

ROYAL CARIBBEAN CRUISES LTD.

PART I
As used in this Annual Report on Form 10-K, the terms “Royal Caribbean,” the “Company,” “we,” “our” and “us” refer to Royal Caribbean Cruises Ltd. and, depending on the context, Royal Caribbean Cruises Ltd.’s consolidated subsidiaries and/or affiliates. The terms “Royal Caribbean International,” “Celebrity Cruises,” and “Azamara Club Cruises” refer to our wholly-owned global cruise brands. Throughout this Annual Report on Form 10-K, we also refer to regional brands in which we hold an ownership interest, including “TUI Cruises,” “Pullmantur” and “SkySea Cruises."However, because these regional brands are unconsolidated investments, our operating results and other disclosures herein do not include these brands unless otherwise specified. In accordance with cruise vacation industry practice, the term “berths” is determined based on double occupancy per cabin even though many cabins can accommodate three or more passengers.

This Annual Report on Form 10-K also includes trademarks, trade names and service marks of other companies. Use or display by us of other parties’ trademarks, trade names or service marks is not intended to and does not imply a relationship with, or endorsement or sponsorship of us by, these other parties other than as described herein.

Item 1. Business.

General

We are the world’s second largest cruise company. We own and operate three global cruise brands: Royal Caribbean International, Celebrity Cruises and Azamara Club Cruises (our "Global Brands"). We also own a 50% joint venture interest in the German brand TUI Cruises, a 49% interest in the Spanish brand Pullmantur and a 36% interest in the Chinese brand SkySea Cruises (collectively, our "Partner Brands"). Together, our Global Brands and our Partner Brands operate a combined total of 49 ships in the cruise vacation industry with an aggregate capacity of approximately 124,070 berths as of December 31, 2017.

Our ships operate on a selection of worldwide itineraries that call on approximately 540 destinations on all seven continents. In addition to our headquarters in Miami, Florida, we have offices and a network of international representatives around the world which primarily focus on sales and market development.

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

We believe cruising continues to be a popular vacation choice due to its inherent value, extensive itineraries and variety of shipboard and shoreside activities. In addition, we believe our brands are well-positioned globally and possess the ability to attract a wide range of guests by appealing to multiple customer bases allowing our global sourcing to be well diversified.

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

Our Global Brands

Our Global Brands include Royal Caribbean International, Celebrity Cruises and Azamara Club Cruises.

We believe our Global Brands possess the versatility to enter multiple cruise market segments within the cruise vacation industry. Although each of our Global Brands has its own marketing style as well as ships and crews of various sizes, the nature of the products sold and services delivered by our Global Brands share a common base (i.e., the sale and provision of cruise vacations). Our Global Brands also have similar itineraries as well as similar cost and revenue components. In addition, our Global Brands source passengers from similar markets around the world and operate in similar economic environments with a significant degree of commercial overlap. As a result, we strategically manage our Global Brands as a single business with the ultimate objective of maximizing long-term shareholder value.

Royal Caribbean International

Royal Caribbean International is positioned to compete in both the contemporary and premium segments of the cruise vacation industry. The brand appeals to families with children of all ages, as well as both older and younger couples, providing cruises that generally feature a casual ambiance as well as a variety of activities and entertainment venues. We believe that the quality of the Royal Caribbean International brand allows it to achieve market coverage that is among the broadest of any of the major cruise brands in the cruise vacation industry. Royal Caribbean International’s strategy is to attract an array of vacationing guests by providing a wide variety of itineraries to destinations worldwide including Alaska, Asia, Australia, Bahamas, Bermuda, Canada, the Caribbean, Europe, the Panama Canal and New Zealand with cruise lengths that range from two to 23 nights. Royal Caribbean International offers multiple innovative options for onboard dining, entertainment and other onboard activities. Because of the brand’s ability to deliver extensive and innovative product offerings at an excellent value to consumers, we believe Royal Caribbean International is well positioned to attract new consumers to cruising and to continue to bring loyal repeat guests back for their next vacation.

Under our Royal Caribbean International brand, we operate 24 ships with an aggregate capacity of approximately 76,450 berths. Additionally, we have six ships on order with an aggregate capacity of approximately 30,500 berths. These ships include our fourth and fifth Quantum-class ships, which are scheduled to enter service in the second quarter of 2019 and fourth quarter of 2020, respectively, the fourth and fifth Oasis-class ships, which are scheduled to enter service in the first quarter of 2018 and second quarter of 2021, respectively, and the first and second ships of a new generation, known as our Icon-class, which are expected to enter service in the second quarters of 2022 and 2024, respectively.

Celebrity Cruises

Celebrity Cruises is positioned within the premium segment of the cruise vacation industry. Celebrity Cruises’ strategy is to target affluent consumers by delivering a destination-rich, modern luxury experience on upscale ships that offer, among other things, luxurious accommodations, high-end design spaces, high-standard service and fine dining. Celebrity Cruises offers a range of itineraries to destinations, including Alaska, Asia, Australia, Bermuda, Canada, the Caribbean, Europe, the Galapagos Islands, Hawaii, India, New Zealand, the Panama Canal and South America with cruise lengths ranging from two to 19 nights.

Under our Celebrity Cruises brand, we operate 12 ships with an aggregate capacity of approximately 23,170 berths. Additionally, we have five ships on order with an aggregate capacity of approximately 11,700 berths. These ships include four ships of a new generation, known as our Edge-class, which are expected to enter service in the fourth quarter of 2018, the first quarter of 2020 and the fourth quarters of 2021 and 2022, respectively, and a ship designed for the Galapagos Islands, which is expected to enter service in the second quarter of 2019.

Azamara Club Cruises

Azamara Club Cruises is designed to serve the up-market segment of the North American, United Kingdom and Australian markets. The up-market segment incorporates elements of the premium segment and the luxury segment which is generally characterized by smaller ships, high standards of accommodation and service and exotic itineraries. Azamara Club Cruises’ strategy is to deliver distinctive destination experiences through unique itineraries with more overnights and longer stays as well as comprehensive tours allowing guests to experience the destination in more depth. Azamara Club Cruises offers a variety of itineraries to popular destinations, including Asia, Australia/New Zealand, Northern and Western Europe, the Mediterranean, Central and North America and the less-traveled islands of the Caribbean.

Under our Azamara Club Cruises brand, we operate two ships with an aggregate capacity of approximately 1,400 berths offering cruise itineraries ranging from four to 21 nights. Additionally, during 2017, we entered into an agreement to purchase a 700 berth ship that is scheduled to be delivered in March 2018 and expected to enter service during the third quarter of 2018.

Our Partner Brands

Our Global Brands are complemented by our 50% joint venture interest in TUI Cruises, which is specifically tailored for the German market, our 49% interest in the Spanish brand Pullmantur, which is primarily focused on the cruise market in Spain, and our 36% interest in SkySea Cruises, which is specifically tailored for the Chinese market. We account for our investments in our Partner Brands under the equity method of accounting and, accordingly, the operating results of these Partner Brands are not included in our consolidated results of operations. Refer to Note 1. General and Note 6. Other Assets to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further details.

TUI Cruises

TUI Cruises is a joint venture owned 50% by us and 50% by TUI AG, a German tourism and shipping company, which is designed to serve the contemporary and premium segments of the German cruise market by offering a product tailored for German guests. All onboard activities, services, shore excursions and menu offerings are designed to suit the preferences of this target market.

TUI Cruises operates six ships, with an aggregate capacity of approximately 13,800 berths. Included in this count is Mein Schiff 6, which entered the fleet in May 2017. Additionally, TUI Cruises has two ships on order which are scheduled for delivery in the second quarter of 2018 and the first quarter of 2019, respectively.

Pullmantur

Pullmantur Holdings S.L. ("Pullmantur Holdings"), the parent company of the Pullmantur brand, is a joint venture owned 49% by us and 51% by Springwater Capital LLC ("Springwater"). Pullmantur operates in the contemporary segment of the Spanish and Latin American cruise markets and is designed to attract Spanish-speaking families and couples and includes a Spanish-speaking crew as well as tailored food and entertainment options. The four ships operated by Pullmantur have an aggregate capacity of approximately 7,450 berths.

SkySea Cruises

We have a strategic partnership with Ctrip.com International Ltd. ("Ctrip"), a Chinese travel service provider, to operate the cruise brand known as SkySea Cruises. We and Ctrip each own 36% of the venture, with the remaining equity held by the venture's management and a private equity fund. SkySea Cruises commenced operations during the second quarter of 2015 and operates one ship, SkySea Golden Era, which has a capacity of approximately 1,800 berths. SkySea Cruises offers a custom-tailored product for Chinese cruise guests. All onboard activities, services, shore excursions and menu offerings are designed to suit the preferences of this target market.

Industry

Cruising is considered a well-established vacation sector in the North American and European markets and a developing sector in several other emerging markets. Industry data indicates that market penetration rates are still low and that a significant portion of cruise guests carried are first-time cruisers. We believe this presents an opportunity for long-term growth and a potential for increased profitability.

The following table details industry market penetration rates for North America, Europe and Asia/Pacific computed based on the number of annual cruise guests as a percentage of the total population:

Year	North America(1)(2)	Europe(1)(3)	Asia/Pacific(1)(4)
2013	3.32%	1.24%	0.05%
2014	3.46%	1.23%	0.06%
2015	3.36%	1.25%	0.08%
2016	3.43%	1.23%	0.11%
2017	3.56%	1.21%	0.12%
___________________________________________________________________

(1)
Source: Our estimates are based on a combination of data obtained from publicly available sources including the International Monetary Fund, United Nations, Department of Economic and Social Affairs, Cruise Lines International Association ("CLIA") and G.P. Wild. In addition, our estimates incorporate our own analysis utilizing the same publicly available cruise industry data as a base.

(2)	Our estimates include the United States and Canada.

(3)	Our estimates include European countries relevant to the industry (e.g., Nordics, Germany, France, Italy, Spain and the United Kingdom).

(4)
Our estimates include the Southeast Asia (e.g., Singapore, Thailand and the Philippines), East Asia (e.g., China and Japan), South Asia (e.g., India and Pakistan) and Oceania (e.g., Australia and Fiji Islands) regions.

We estimate that the global cruise fleet was served by a weighted average of approximately 517,000 berths during 2017 with approximately 311 ships at the end of 2017. As of December 31, 2017, there were approximately 75 ships with an estimated 184,000 berths that are expected to be placed in service in the global cruise market between 2018 and 2022, although it is also possible that ships could be ordered or taken out of service during these periods. We estimate that the global cruise industry carried approximately 25.8 million cruise guests in 2017 compared to approximately 24.0 million cruise guests carried in 2016 and approximately 23.0 million cruise guests carried in 2015.

The following table details the growth in global weighted average berths and the global, North American, European and Asia/Pacific cruise guests over the past five years (in thousands, except berth data):

Year	Weighted-Average Supply of Berths Marketed Globally(1)	Royal Caribbean Cruises Ltd. Total Berths(2)	Global Cruise Guests(1)	North American Cruise Guests(1)(3)	European Cruise Guests(1)(4)	Asia/Pacific Cruise Guests(1)(5)
2013	432,000	98,750	21,343	11,710	6,430	2,045
2014	448,000	105,750	22,039	12,269	6,387	2,382
2015	469,000	112,700	23,000	12,004	6,587	3,129
2016	493,000	123,270	24,000	12,274	6,512	4,466
2017	517,000	124,070	25,800	12,854	6,435	5,068
___________________________________________________________________

(1)
Source: Our estimates of the number of global cruise guests and the weighted-average supply of berths marketed globally are based on a combination of data that we obtain from various publicly available cruise industry trade information sources. We use data obtained from Seatrade Insider, Cruise Industry News and company press releases to estimate weighted-average supply of berths and CLIA and G.P. Wild to estimate cruise guest information. In addition, our estimates incorporate our own analysis utilizing the same publicly available cruise industry data as a base.

(2)	Total berths include our berths related to our Global Brands and Partner Brands.

(3)	Our estimates include the United States and Canada.

(4)	Our estimates include European countries relevant to the industry (e.g., Nordics, Germany, France, Italy, Spain and the United Kingdom).

(5)
Our estimates include the Southeast Asia (e.g., Singapore, Thailand and the Philippines), East Asia (e.g., China and Japan), South Asia (e.g., India and Pakistan) and Oceania (e.g., Australia and Fiji Islands) regions.

North America

Industry cruise guests are primarily sourced from North America, which represented approximately 50% of global cruise guests in 2017. The compound annual growth rate in cruise guests sourced from this market was approximately 2% from 2013 to 2017.

Europe

Industry cruise guests sourced from Europe represented approximately 25% of global cruise guests in 2017. Cruise guests sourced from this market remained consistent compared to 2013.

Asia/Pacific

Industry cruise guests sourced from the Asia/Pacific region represented approximately 20% of global cruise guests in 2017. The compound annual growth rate in cruise guests sourced from this market was approximately 25% from 2013 to 2017. The Asia/Pacific region is experiencing the highest growth rate of the major regions, although it will continue to represent a relatively small sector compared to North America.

Competition

We compete with a number of cruise lines. Our principal competitors are Carnival Corporation & plc, which owns, among others, Aida Cruises, Carnival Cruise Line, Costa Cruises, Cunard Line, Holland America Line, P&O Cruises, Princess Cruises and Seabourn; Disney Cruise Line; MSC Cruises; and Norwegian Cruise Line Holdings Ltd, which owns Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises. Cruise lines also compete with other vacation alternatives such as land-based resort hotels, internet-based alternative lodging sites and sightseeing destinations for consumers’ leisure time. Demand for such activities is influenced by political and general economic conditions. Companies within the vacation market are dependent on consumer discretionary spending.

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

We sell and market our Global Brands, Royal Caribbean International, Celebrity Cruises and Azamara Club Cruises, to guests outside of the United States and Canada through our commercial teams located in the United Kingdom, France, Germany, Norway, Italy, Spain, Singapore, China, Australia, New Zealand and Mexico. We believe that having a local presence in these markets provides us with the ability to react more quickly to local market conditions and better understand our consumer base in each market. We further extend our geographic reach with a network of approximately 60 independent international representatives located throughout the world covering more than 110 countries. Historically, our focus has been to primarily source guests for our Global Brands from North America. We continue to expand our focus on selling and marketing our cruise brands to guests in countries outside of North America by tailoring itineraries and onboard product offerings to the cultural characteristics and preferences of our international guests. In addition, we explore opportunities that may arise to acquire or develop brands tailored to specific markets.

Passenger ticket revenues generated by sales originating in countries outside of the United States were approximately 41% of total passenger ticket revenues in 2017 and 45% in each of 2016 and 2015. International guests have grown from approximately 2.3 million in 2013 to approximately 2.5 million in 2017. Refer to Item 1A. Risk Factors -“Conducting business globally may result in increased costs and other risks” for a discussion of the risks associated with our international operations.

Cost efficiency, operating expenditures and adequate cash and liquidity

In 2017, we continued our commitment to control our operating costs and will continue to do so in 2018. For example, we continue our initiatives to reduce energy consumption and, by extension, fuel costs. These include the design of more energy-efficient ships as well as the implementation of more efficient hardware, including improvements in operations and voyage planning as well as improvements to the propulsion, machinery, HVAC and lighting systems. The overall impact of these efforts has resulted in an approximate 34% improvement in energy efficiency from 2005 through 2016 and we believe that our energy consumption per guest is currently the lowest in the cruise industry. In order to sustain our competitive advantage, we will continue to seek innovative technologies.

We are focused on maintaining a strong liquidity position, reducing our debt and maintaining investment grade credit metrics. We believe these strategies enhance our ability to achieve our overall goal of maximizing our long-term shareholder value.

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

We are committed to building state-of-the-art ships at a moderate growth rate and we believe our success in this area provides us with a competitive advantage. Our newer vessels traditionally generate higher revenue yield premiums and are more efficient to operate than older vessels.

Our Global Brands have twelve ships expected to be delivered between 2018 and the end of 2024. These consist of two Quantum-class ships, which are scheduled to enter service in the second quarter of 2019 and fourth quarter of 2020, respectively, two Oasis-class ships, which are scheduled to enter service in the first quarter of 2018 and second quarter of 2021, respectively, four ships of a new generation for Celebrity Cruises, which are scheduled to enter service in the fourth quarter of 2018, the second quarter of 2020 and the fourth quarters of 2021 and 2022, respectively, a ship designed for the Galapagos Islands, which is scheduled to enter service in the second quarter of 2019, and two ships of a new generation for Royal Caribbean International, which are scheduled to enter service in the second quarters of 2022 and 2024, respectively. Additionally, we entered into an agreement to purchase a ship for Azamara Club Cruises that is scheduled to enter service in the third quarter of 2018. The addition of these ships is expected to increase passenger capacity of our Global Brands by approximately 42,900 berths by the end of 2024. Additionally, TUI Cruises, our 50% joint venture, has agreements for the construction of two new ships, which are scheduled to enter service in the second quarter of 2018 and the first quarter of 2019, respectively, with an expected total capacity of approximately 5,700 berths.

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

Our ships offer a wide selection of itineraries that call on approximately 540 destinations in 96 countries, spanning all seven continents. We are focused on obtaining the best possible long-term shareholder returns by operating in established markets while growing our presence in developing markets. New capacity allows us to expand into new markets and itineraries. Our brands have expanded their mix of itineraries while strengthening our ability to further penetrate the Asian and Australian markets. Additionally, in order to capitalize on the summer season in the Southern Hemisphere and mitigate the impact of the winter weather in the Northern Hemisphere, our brands have focused on deployment in the Caribbean, Asia and Australia during that period.

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

Technological capabilities

The need to develop and use innovative technology is increasingly important. Technology is a pervasive part of virtually every business process we use to support our strategic focus and provide a quality experience to our customers before, during and after their cruise. In the last few years, we introduced RFID WOW bands on some of our ships to make many onboard processes easier and more comfortable for our guests. Moreover, as the use of our various websites and social media platforms continue to increase along with the use of technology onboard our ships by both our guests and crew, we continually need to upgrade our systems, infrastructure and technologies to facilitate this growth. For instance, in 2017, we continued to advance our onboard technology in areas such as internet connectivity at sea, guest check-in and dining. Additionally, we have introduced and continue to improve our mobile-friendly websites for our travel partners and direct customers and to invest in mobile apps that enhance the guest experience onboard our ships. Cyber security and data privacy are a continued focus and we have made and will continue to make significant investments to protect our customer data, intellectual property and global operations.

Additionally, as we expand into new markets, we must ensure that we have the proper technology in place to support the market. For instance, our capabilities need to adapt to each of our markets' languages and regulations. As we expand our business, this has been an increased focus for us.

Travel agency support and consumer outreach

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

In addition, we continue to operate our Consumer Outreach department, which provides consumers 24-hour access to our vacation planners and customer service agents in our call centers. In addition, we maintain and invest in our websites, including mobile applications and mobile websites, which allow guests to directly plan, book and customize their cruise, including the ability to add a variety of onboard amenities.

We also have a robust Onboard Cruise Sales department to help guests to book their next cruise vacations while onboard our ships.

Guest Services

We offer to handle virtually all travel aspects related to guest reservations and transportation, including arranging guest pre- and post-hotel stay arrangements and air transportation.

Royal Caribbean International, Celebrity Cruises and Azamara Club Cruises offer rewards to their guests through their loyalty programs, Crown & Anchor Society, Captain’s Club and Le Club Voyage, respectively, to encourage repeat business. Crown & Anchor Society has approximately 12.8 million members worldwide. Captain’s Club and Le Club Voyage have approximately 3.7 million members combined worldwide. Members are recognized through increasing membership status by accumulating cruise points or credits, depending on the brand, which may be redeemed on future sailings. Members are awarded points or credits in proportion to the number of cruise days and stateroom category. The loyalty programs provide certain tiers of membership benefits which entitle guests to upgraded experiences and rewards relative to the status achieved once the guests have accumulated the number of cruise points or credits specified for each tier. In addition, upon achieving a certain level of cruise points or credits, members benefit from reciprocal membership benefits across all of our loyalty programs. Examples of the rewards available under our loyalty programs include, but are not limited to, priority ship embarkation, priority waitlist for shore excursions, complimentary laundry service, complimentary internet, booklets with onboard discount offers, upgraded bathroom amenities, private seating on the pool deck, ship tours and, in the case of our most loyal guests who have achieved the highest levels of cruise points or credits, complimentary cruise days. We regularly work to enhance each of our loyalty programs by adding new features and amenities in order to reward our repeat guests.

Operations

Cruise Ships and Itineraries

As of December 31, 2017, our Global Brands and Partner Brands collectively operated 49 ships with a selection of worldwide itineraries ranging from two to 23 nights that call on approximately 540 destinations.

The following table presents summary information concerning the ships we expect to operate in 2018 under our Global Brands and Partner Brands and their geographic areas of operation based on current 2018 itineraries (subject to change).

Ship	Year Ship Built	Year Ship Entered/Will Enter Service(1)	Approximate Berths	Primary Areas of Operation
Royal Caribbean International
Symphony of the Seas	2018	2018	5,450	Mediterranean, Eastern/Western Caribbean
Harmony of the Seas	2016	2016	5,450	Eastern/Western Caribbean
Ovation of the Seas	2016	2016	4,100	Eastern Asia, Australia/New Zealand
Anthem of the Seas	2015	2015	4,150	Bermuda, Canada, Eastern/Southern Caribbean
Quantum of the Seas	2014	2014	4,150	Eastern Asia
Allure of the Seas	2010	2010	5,450	Eastern/Western Caribbean
Oasis of the Seas	2009	2009	5,450	Eastern/Western Caribbean
Independence of the Seas	2008	2008	3,600	Northern Europe, Mediterranean, Western Caribbean
Liberty of the Seas	2007	2007	3,750	Western Caribbean
Freedom of the Seas	2006	2006	3,750	Eastern/Western Caribbean, Mediterranean
Jewel of the Seas	2004	2004	2,150	Mediterranean, Southern Caribbean
Mariner of the Seas	2003	2003	3,100	Eastern Asia, Bahamas
Serenade of the Seas	2003	2003	2,100	Eastern/Southern Caribbean, Northern Europe, Canada, Bermuda
Navigator of the Seas	2002	2002	3,250	Northern Europe, Southern/Western Caribbean, Mediterranean
Brilliance of the Seas	2002	2002	2,100	Northern Europe, Western Caribbean
Adventure of the Seas	2001	2001	3,200	Eastern/Western/Southern Caribbean, Canada
Radiance of the Seas	2001	2001	2,100	Alaska, Australia/New Zealand
Explorer of the Seas	2000	2000	3,250	Alaska, Australia/New Zealand
Voyager of the Seas	1999	1999	3,250	Eastern Asia, Australia/New Zealand
Vision of the Seas	1998	1998	2,000	Mediterranean, Western Caribbean
Enchantment of the Seas	1997	1997	2,250	Bahamas
Rhapsody of the Seas	1997	1997	2,000	Mediterranean, Western Caribbean
Grandeur of the Seas	1996	1996	1,950	Southern Caribbean, Bermuda, Canada, Bahamas
Majesty of the Seas	1992	1992	2,350	Bahamas, Cuba, Western Caribbean
Empress of the Seas	1990	2016	1,550	Bahamas, Cuba, Western Caribbean

Ship	Year Ship Built	Year Ship Entered/Will Enter Service(1)	Approximate Berths	Primary Areas of Operation
Celebrity Cruises
Celebrity Edge	2018	2018	2,900	Eastern/Western Caribbean
Celebrity Reflection	2012	2012	3,000	Mediterranean, Eastern/Western/Southern Caribbean
Celebrity Silhouette	2011	2011	2,850	Northern Europe, Mediterranean, Eastern/Western/Southern Caribbean
Celebrity Eclipse	2010	2010	2,850	Northern Europe, Mediterranean, Southern Caribbean, South America
Celebrity Equinox	2009	2009	2,850	Eastern/Western/Southern Caribbean
Celebrity Solstice	2008	2008	2,850	Alaska, Australia/New Zealand
Celebrity Xploration	2007	2016	20	Galapagos Islands
Celebrity Constellation	2002	2002	2,150	Mediterranean, Middle East, Southeast Asia
Celebrity Summit	2001	2001	2,150	Southern Caribbean, Bermuda, Canada
Celebrity Infinity	2001	2001	2,150	South America, Alaska, Western Caribbean, Bahamas
Celebrity Xpedition	2001	2004	100	Galapagos Islands
Celebrity Millennium	2000	2000	2,150	Alaska, Southeastern/Eastern Asia
Celebrity Xperience	1982	2016	50	Galapagos Islands
Azamara Club Cruises
Azamara Quest	2000	2007	700	Mediterranean, Eastern/Western/Southern Caribbean, Latin America, Middle East, Australia, Asia
Azamara Journey	2000	2007	700	Southeastern Asia, Eastern Asia, Australia/New Zealand, Mediterranean, Northern Europe, Cuba
Azamara Pursuit	2001	2018	700	Mediterranean, Northern Europe, South America
Pullmantur
Zenith	1992	2014	1,400	Mediterranean, Northern Europe, Eastern Caribbean
Monarch	1991	2013	2,350	Eastern/Southern Caribbean
Horizon	1990	2010	1,400	Mediterranean, Middle East
Sovereign	1988	2008	2,300	Mediterranean, Brazil
TUI Cruises
Mein Schiff 1 (2)	2018	2018	2,850	Southeastern Asia, Middle East, Mediterranean
Mein Schiff 6	2017	2017	2,500	North/South/Central America, Mediterranean
Mein Schiff 5	2016	2016	2,500	Southern Caribbean, Mediterranean, Dubai, Northern Europe
Mein Schiff 4	2015	2015	2,500	Northern Europe, Mediterranean, Dubai
Mein Schiff 3	2014	2014	2,500	Northern Europe, Eastern/Southern Caribbean, Mediterranean, Southeast Asia
Mein Schiff 2	1997	2011	1,900	Mediterranean
SkySea Cruises
SkySea Golden Era	1995	2015	1,800	Eastern Asia
Total			134,070

__________________________________________________________________

(1)	The year a ship entered service refers to the year in which the ship commenced or is expected to commence cruise revenue operations for the brand.

(2)
TUI Cruises' newbuild scheduled for delivery in 2018 will enter service as Mein Schiff 1 and the existing Mein Schiff 1, not included above, is planned for transfer to an affiliate of TUI AG, our joint venture partner in TUI Cruises.

Our Global Brands and our Partner Brands have thirteen ships on order. Two ships on order are being built in Germany by Meyer Werft GmbH, four are being built in Finland by Meyer Turku shipyard, six are being built in France by STX France and one is being built in the Netherlands by De Hoop Lobith. The expected dates that the ships on order will enter service and their approximate berths are as follows:

Ship	Expected to Enter Service	Approximate Berths
Royal Caribbean International —
Oasis-class:
Symphony of the Seas	1st Quarter 2018	5,450
Unnamed	2nd Quarter 2021	5,450
Quantum-class:
Spectrum of the Seas	2nd Quarter 2019	4,150
Unnamed	4th Quarter 2020	4,150
Icon-class:
Unnamed	2nd Quarter 2022	5,650
Unnamed	2nd Quarter 2024	5,650
Celebrity Cruises —
Edge-class:
Celebrity Edge	4th Quarter 2018	2,900
Celebrity Beyond	2nd Quarter 2020	2,900
Unnamed	4th Quarter 2021	2,900
Unnamed	4th Quarter 2022	2,900
Celebrity Flora	2nd Quarter 2019	100
TUI Cruises (50% joint venture) (1)—
Mein Schiff 1	2nd Quarter 2018	2,850
Unnamed	1st Quarter 2019	2,850
Total Berths		47,900
___________________________________________________________________

(1)
TUI Cruises plans to offset this additional capacity through the planned transfer of their existing, oldest ships, Mein Schiff 1 and Mein Schiff 2, in 2018 and 2019, respectively, to an affiliate of TUI AG, our joint venture partner in TUI Cruises.

In September 2017, we entered into an agreement to purchase a 700 berth ship for our Azamara Club Cruises brand that is scheduled to be delivered in March 2018 and expected to enter service during the third quarter of 2018.

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

Passengers and Capacity

Selected statistical information is shown in the following table (see Financial Presentation- Description of Certain Line Items and Selected Operational and Financial Metrics under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, for definitions):

	Year Ended December 31,
	2017	2016(1)	2015	2014	2013
Passengers Carried	5,768,496	5,754,747	5,401,899	5,149,952	4,884,763
Passenger Cruise Days	40,033,527	40,250,557	38,523,060	36,710,966	35,561,772
Available Passenger Cruise Days (APCD)	36,930,939	37,844,644	36,646,639	34,773,915	33,974,852
Occupancy	108.4%	106.4%	105.1%	105.6%	104.7%
___________________________________________________________________

(1)
Does not include November and December 2015 amounts for Pullmantur as the net Pullmantur result for those months was included within Other expense in our consolidated statements of comprehensive income (loss) for the year ended December 31, 2016, as a result of the elimination of the Pullmantur reporting lag, and did not affect Gross Yields, Net Yields, Gross Cruise Costs, Net Cruise Costs and Net Cruise Costs Excluding Fuel. Additionally, effective August 2016, we no longer include Pullmantur Holdings in these amounts.

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

Passenger ticket revenues accounted for approximately 72%, 72% and 73% of total revenues in 2017, 2016 and 2015, respectively.

Onboard Activities and Other Revenues

Our cruise brands offer modern fleets with a wide array of onboard services, amenities and activities which vary by brand and ship. While many onboard activities are included in the base price of a cruise, we realize additional revenues from, among other things, gaming, the sale of alcoholic and other beverages, internet and other telecommunication services, gift shop items, shore excursions, photography, spa/salon and fitness services, art auctions, retail shops and a wide variety of specialty restaurants and dining options. Many of these services are available for pre-booking prior to embarkation. These activities are provided either directly by us or by independent concessionaires from which we receive a percentage of their revenues.

In conjunction with our cruise vacations, we offer pre- and post-cruise hotel packages to our Royal Caribbean International, Celebrity Cruises and Azamara Club Cruises guests. We also offer cruise vacation protection coverage to guests in a number of markets, which provides guests with coverage for trip cancellation, medical protection and baggage protection. Onboard and other revenues accounted for approximately 28%, 28% and 27% of total revenues in 2017, 2016 and 2015, respectively.

Segment Reporting

We operate three wholly-owned cruise brands, Royal Caribbean International, Celebrity Cruises and Azamara Club Cruises. In addition, we have a 50% investment in a joint venture with TUI AG which operates the German brand TUI Cruises, a 49% interest in the Spanish brand Pullmantur and have a 36% interest in the Chinese brand SkySea Cruises. We believe our brands possess the versatility to enter multiple cruise market segments within the cruise vacation industry. Although each of our brands has its own marketing style as well as ships and crews of various sizes, the nature of the products sold and services delivered by our brands share a common base (i.e., the sale and provision of cruise vacations). Our brands also have similar itineraries as well as similar cost and revenue components. In addition, our brands source passengers from similar markets around the world and operate in similar economic environments with a significant degree of commercial overlap. As a result, our brands have been aggregated as a single reportable segment based on the similarity of their economic characteristics, types of consumers, regulatory environment, maintenance requirements, supporting systems and processes as well as products and services provided. Our Chairman and Chief Executive Officer has been identified as the chief operating decision-maker and all significant operating decisions including the allocation of resources are based upon the analyses of the Company as one segment. (For financial information see Item 8. Financial Statements and Supplementary Data.)

Employees

As of December 31, 2017, our Global Brands employed approximately 66,000 employees, including 60,000 shipboard employees as well as 6,000 full-time and 100 part-time employees in our shoreside operations. As of December 31, 2017, approximately 85% of our shipboard employees were covered by collective bargaining agreements.

Insurance

We maintain insurance on the hull and machinery of our ships, with insured values generally equal to the net book value of each ship. This coverage is maintained with reputable insurance underwriters from the British, Scandinavian, French, United States and other reputable international insurance markets.

We are members of three Protection and Indemnity ("P&I") clubs, which are part of a worldwide group of 13 P&I clubs, known as the International Group of P&I Clubs (the “IG”). Liabilities, costs and expenses for illness and injury to crew, guest injury, pollution and other third-party claims in connection with our cruise activities are covered by our P&I clubs, subject to the clubs’ rules and the limits of coverage determined by the IG. P&I coverage provided by the clubs is on a mutual basis and we are subject to additional premium calls in the event of a catastrophic loss incurred by any member of the 13 P&I clubs, whereby the reinsurance limits purchased by the IG are exhausted. We are also subject to additional premium calls based on investment and underwriting shortfalls experienced by our own individual insurers.

We maintain war risk insurance for legal liability to crew, guests and other third parties as well as for loss or damage to our vessels arising from acts of war, including invasion, insurrection, terrorism, rebellion, piracy and hijacking. Our primary war risk coverage is provided by a Norwegian war risk insurance association and our excess war risk insurance is provided by our three P&I clubs. Consistent with most marine war risk policies, our coverage is subject to cancellation in the event of a change in risk. In the event of a war between major powers, our primary policies terminate after thirty days’ notice and our excess policies terminate immediately. Our excess policies are also subject to cancellation after a notice period of seven days in the event of other changes in risk. These notice periods allow for premiums to be renegotiated based on changes in risk.

Insurance coverage for shoreside property and casualty exposures, shipboard inventory, off-vessel liability, directors and officers and other risks are maintained with various global insurance companies.

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

Regulation

Our ships are regulated by various international, national, state and local laws, regulations and treaties in force in the jurisdictions in which they operate. In addition, our ships are registered in the Bahamas, Malta or in the case of our ships operating in the Galapagos Islands, Ecuador. Each ship is subject to regulations issued by its country of registry, including regulations issued pursuant to international treaties governing the safety of our ships, guests and crew as well as environmental protection. Each country of registry conducts periodic inspections to verify compliance with these regulations as discussed more fully below. Ships operating out of ports of call around the world are also subject to inspection by the maritime authorities of that country for compliance with international treaties and local regulations. Additionally, ships operating out of the United States ports are subject to inspection by the United States Coast Guard for compliance with international treaties and by the United States Public Health Service for sanitary and health conditions. Our ships are also subject to similar inspections pursuant to the laws and regulations of various other countries our ships visit.

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

Safety and Security Regulations

Our ships are required to comply with international safety standards defined in the International Convention for Safety of Life at Sea (“SOLAS”), which, among other things, establishes requirements for ship design, structural features, materials, construction, lifesaving equipment and safe management and operation of ships to ensure guest and crew safety. The SOLAS standards are revised from time to time and changes are incorporated into the operation of our ships. Compliance with these modified standards have not historically had a material effect on our operating costs. SOLAS incorporates the International Safety Management Code (“ISM Code”), which provides an international standard for the safe management and operation of ships and for pollution prevention. The ISM Code is mandatory for all vessels, including passenger vessel operators.

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
Our ships are subject to the International Maritime Organization’s (‘‘IMO’’) regulations under the International Convention for the Prevention of Pollution from Ships (the ‘‘MARPOL Regulations’’) and the International Convention for the Control and Management of Ships Ballast Water and Sediments (Ballast Water Management Convention), which includes requirements designed to minimize pollution by oil, sewage, garbage, air emissions and the transfer of non-native/non-indigenous species. We have obtained the relevant international compliance certificates relating to oil, sewage, air pollution prevention and ballast water for all of our ships.
The MARPOL Regulations impose global limitations on the sulfur content of emissions emitted by ships operating worldwide to 3.5%. The MARPOL Regulations also establish special Emission Control Areas (‘‘ECAs’’) with stringent limitations on sulfur emissions in these areas. There are four established ECAs that restrict sulfur emissions: the Baltic Sea, the North Sea/English Channel, certain waters surrounding the North American coast, and the waters surrounding Puerto Rico and the U.S. Virgin Islands (the “Caribbean ECA”).

Ships operating in these sulfur ECAs have been required to reduce their emissions sulfur content from 1.0% to 0.1%. This reduction has not had a significant impact on our results of operations to date largely due to a number of mitigating steps we have taken over the last several years, including equipping all of our new ships delivered during or after 2014 with advanced emissions purification ("AEP") systems covering all engines and actively developing and testing AEP systems on the majority of our remaining fleet.

We continue to implement our AEP system strategy both for our ships on order and for the majority of the ships on our fleet. As our new ships are delivered, they will provide us with additional operational and deployment flexibility. Prior to 2017, we had in place exemptions for 19 of our ships which applied while they were sailing in the North American and Caribbean ECAs. These exemptions delay the requirement to comply with the additional sulfur content reduction pending our continued development and deployment of AEP systems on these ships. By the end of 2017, we completed deployment of the AEP system or systems on 17 of the 19 ships covered by the exemptions. We believe that the learning from our existing endeavors as well as our further efforts with regards to this technology will allow us to implement an effective AEP system retrofit strategy for our fleet.

By January 1, 2020, the MARPOL regulations will require the worldwide limitations on sulfur content on emissions to be reduced from 3.5% to 0.5%. As this regulation is implemented worldwide and if our mitigation strategies are ineffective, including our AEP system retrofit strategy, our fuel costs could increase significantly.

All new ships that began construction after January 1, 2016 are required to meet more stringent nitrogen oxide emission limits when operating within the North American and U.S. Caribbean Sea ECA. We have been in the process of evaluating a number of technological alternatives over the last several years to address these new requirements and believe that we will be able to comply with these limits without a significant impact to our operations or fuel costs.

Effective July 1, 2015, the European Commission adopted legislation that requires cruise ship operators with ships visiting ports in the European Union to monitor and report on the ship’s annual carbon dioxide emissions starting in 2018. Additionally, in 2019, the IMO's monitoring and reporting system (IMO data and collection system), which is applicable to all ship itineraries, will enter into force. While we do not expect compliance with either of these regulations to materially impact our costs or results of operations, the adopting legislations both present the new monitoring and reporting requirements as the first step of a staged approach which could ultimately result in additional costs or charges associated with carbon dioxide emissions.

Effective September 8, 2017, the IMO Ballast Water Management Convention requires ships that carry and discharge ballast water to meet specific discharge standards by installing Ballast Water Treatment Systems within the next five years. We do not expect compliance with this regulation to have a material effect on our results of operations.

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
We are also required by the United Kingdom, Norway, Finland, and the Baltics to establish our financial responsibility for any liability resulting from the non-performance of our obligations to guests from these jurisdictions. In the United Kingdom we are currently required by the Association of British Travel Agents to provide performance bonds totaling approximately £44 million. The Norwegian Travel Guarantee Fund requires us to maintain performance bonds in varying amounts during the course of the year to cover our financial responsibility in Norway, Finland and the Baltics. These amounts ranged from NOK 39 million to NOK 100 million during 2017.
Certain other jurisdictions also require that we establish financial responsibility to our guests resulting from the non-performance of our obligations; however, the related amounts do not have a material effect on our costs.
Regulations Regarding Protection of Disabled Persons

In June 2013, the U.S. Architectural and Transportation Barriers Compliance Board proposed guidelines for the construction and alteration of passenger vessels to ensure that the vessels are readily accessible to and usable by passengers with disabilities. Once finalized, these guidelines will be used by the U.S. Department of Transportation and U.S. Department of Justice to implement mandatory and enforceable standards for passenger vessels covered by the Americans with Disabilities Act. While we believe our vessels have been designed and outfitted to meet the needs of our guests with disabilities, we cannot at this time accurately predict whether we will be required to make material modifications or incur significant additional expenses given the uncertainty of the proposed guidelines.
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
2017 Tax Cuts and Jobs Act
On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. Among other things, the new legislation reduces the federal corporate income tax rate to 21% from 35%, resulting in an immaterial benefit related to the reduction of our U.S. deferred tax liability. Although there are a number of provisions which apply to us, we do not expect any material impact to our overall tax expense as a result of the legislation.
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
United Kingdom Income Taxation

We operate fifteen ships under companies which have elected to be subject to the United Kingdom tonnage tax regime (“U.K. tonnage tax”).
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
Website Access to Reports

We make available, free of charge, access to our Annual Reports, all quarterly and current reports and all amendments to those reports, as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission through our website at www.rclcorporate.com. The information contained on our website is not a part of any of these reports and is not incorporated by reference herein.

Executive Officers of the Company
As of February 20, 2018, our executive officers are:

Name	Age	Position
Richard D. Fain	70	Chairman, Chief Executive Officer and Director
Jason T. Liberty	42	Executive Vice President, Chief Financial Officer
Adam M. Goldstein	58	President and Chief Operating Officer
Michael W. Bayley	59	President and Chief Executive Officer, Royal Caribbean International
Lisa Lutoff-Perlo	60	President and Chief Executive Officer, Celebrity Cruises
Lawrence Pimentel	66	President and Chief Executive Officer, Azamara Club Cruises
Harri U. Kulovaara	65	Executive Vice President, Maritime
Bradley H. Stein	62	Senior Vice President, General Counsel, Chief Compliance Officer
Henry L. Pujol	50	Senior Vice President, Chief Accounting Officer

Richard D. Fain has served as a director since 1981 and as our Chairman and Chief Executive Officer since 1988. Mr. Fain is a recognized industry leader, having participated in shipping for over 40 years and having held a number of prominent industry positions, such as Chairman of the Cruise Lines International Association (CLIA), the largest cruise industry trade association. He currently serves as Chairman of the University of Miami Board of Trustees as well as on the National Board of the Posse Foundation. He is also former chairman of the Miami Business Forum, the Greater Miami Convention and Visitors Bureau, and the United Way of Miami-Dade.
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
Bradley H. Stein has served as General Counsel and Corporate Secretary of the Company since 2006. He has also served as Senior Vice President and Chief Compliance Officer of the Company since February 2009 and February 2011, respectively. Mr. Stein has been with Royal Caribbean since 1992. Before joining Royal Caribbean, Mr. Stein worked in private practice in New York and Miami.
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

The demand for cruises is affected by international, national and local economic conditions. Weak or uncertain economic conditions impact consumer confidence and pose a risk as vacationers may postpone or reduce discretionary spending. This, in turn, may result in cruise booking slowdowns, decreased cruise prices and lower onboard revenues. Given the global nature of our business, we are exposed to many different economies and our business could be hurt by challenging conditions in any of our markets. Any significant deterioration of international, national or local economic conditions could result in a prolonged period of booking slowdowns, depressed cruise prices and reduced onboard revenues.

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

Our operating costs, including fuel, food, payroll and benefits, airfare, taxes, insurance and security costs, are all subject to increases due to market forces and economic or geo-political conditions or other factors beyond our control. Increases in these operating costs could adversely affect our profitability.

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

We have operations in and source passengers from the United Kingdom and other member countries of the European Union. In March 2017, the United Kingdom notified the European Council of its intent to withdraw from the European Union. Since the initial referendum in June 2016, the expected withdrawal has resulted in increased volatility in the global financial markets and, in particular, in global currency exchange rates. The expected withdrawal could potentially adversely affect tax, legal and regulatory regimes to which our business in the region is subject. The expected withdrawal could also, among other potential outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the European Union. Further, as the expected withdrawal approaches, continued uncertainty around these issues could lead to adverse effects on the economy of the United Kingdom, including the value of the British Pound, and the other economies in which we operate, making it more difficult to source passengers from these regions. These risks may be exacerbated if voters of other countries within the European Union similarly elect to exit the European Union in future referendums.

As a global operator, our business may be also impacted by changes in U.S. policy or priorities in areas such as trade, immigration and/or environmental or labor regulations, among others. Depending on the nature and scope of any such changes, they could impact our domestic and international business operations. Any such changes, and any international response to them, could potentially introduce new barriers to passenger or crew travel and/or cross border transactions, impact our guest experience and/or increase our operating costs.

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

The ownership and/or operation of cruise ships, private destinations, port facilities and shore excursions involves the risk of accidents, illnesses, mechanical failures, environmental incidents and other incidents which may bring into question safety, health, security and vacation satisfaction which could negatively impact our reputation. Incidents involving cruise ships, and, in particular the safety, health and security of guests and crew and media coverage thereof have impacted and could in the future impact demand for our cruises and pricing in the industry. Our reputation and our business could also be damaged by negative publicity regarding the cruise industry in general, including publicity regarding the spread of contagious disease and the potentially adverse environmental impacts of cruising. The considerable expansion in the use of social media and digital marketing over recent years has compounded the potential scope of any negative publicity. If any such incident or news cycle occurs during a time of high seasonal demand, the effect could disproportionately impact our results of operations for the year. In addition, incidents involving cruise ships may result in additional costs to our business, increasing government or other regulatory oversight and, in the case of incidents involving our ships, potential litigation.

Our cruise ships and port facilities may also be adversely impacted by weather or natural disasters or disruptions, such as hurricanes. We are often forced to alter itineraries and occasionally cancel a cruise or a series of cruises or to redeploy our ships due to these types of events, which could have an adverse effect on our sales and profitability in the current and future periods. For example, the 2017 hurricane season was particularly impactful to our operations in the Caribbean. Increases in the frequency, severity or duration of severe weather events, including those related to climate change, could exacerbate the impact and cause further disruption to our operations. In addition, these and any other events which impact the travel industry more generally may negatively impact our ability to deliver guests or crew to our cruises and/or interrupt our ability to obtain services and goods from key vendors in our supply chain. Any of the foregoing could have an adverse impact on our results of operations and on industry performance.

An increase in capacity worldwide or excess capacity in a particular market could adversely impact our cruise sales and/or pricing.
Although our ships can be redeployed, cruise sales and/or pricing may be impacted by the introduction of new ships into the marketplace, reductions in cruise capacity, overall market growth and deployment decisions of ourselves and our competitors. As of December 31, 2017, a total of 75 new ships with approximately 184,000 berths are on order for delivery through 2022 in the cruise industry. The further net growth in capacity from these new ships and future orders, without an increase in the cruise industry’s demand and/or share of the vacation market, could depress cruise prices and impede our ability to achieve yield improvement.

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

Our reliance on shipyards, their subcontractors and our suppliers to implement our newbuild and ship upgrade programs and to repair and maintain our ships exposes us to risks which, if realized, could adversely impact our business.

We rely on shipyards, their subcontractors and our suppliers to effectively construct our new ships and to repair, maintain and upgrade our existing ships on a timely basis and in a cost effective manner.

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

Building, repairing, maintaining and/or upgrading a ship is sophisticated work that involves significant risks. In addition, the prices of labor and/or various commodities that are used in the construction of ships can be subject to volatile price changes, including the impact of fluctuations in foreign exchange rates. Shipyards, their subcontractors and/or our suppliers may encounter financial, technical or design problems when doing these jobs.  If materialized, these problems could impact the timely delivery or costs of new ships or the ability of shipyards to repair and upgrade our fleet in accordance with our needs or expectations.  In addition, delays or mechanical faults may result in cancellation of cruises or, in more severe situations, new ship orders, or necessitate unscheduled drydocks and repairs of ships. These events and any related adverse publicity could result in lost revenue, increased operating expenses, or both, and thus adversely affect our results of operations.

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

Disruptions in our shoreside or shipboard operations or our information systems may adversely affect our results of operations.

Our principal executive office and principal shoreside operations are located in Florida, and we have shoreside offices throughout the world. Actual or threatened natural disasters (e.g., hurricanes/typhoons, earthquakes, tornadoes, fires or floods) or similar events in these locations may have a material impact on our business continuity, reputation and results of operations. In addition, substantial or repeated information systems failures, computer viruses or cyber-attacks impacting our shoreside or shipboard operations could adversely impact our business. We do not generally carry business interruption insurance for our shoreside or shipboard operations or our information systems. As such, any losses or damages incurred by us could have an adverse impact on our results of operations.

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

As of December 31, 2017, 85% of our shipboard employees were covered by collective bargaining agreements. A dispute under our collective bargaining agreements could result in a work stoppage of those employees covered by the agreements. We may not be able to satisfactorily renegotiate these collective bargaining agreements when they expire. In addition, existing collective bargaining agreements may not prevent a strike or work stoppage on our ships. We may also be subject to or affected by work stoppages unrelated to our business or collective bargaining agreements. Any such work stoppages or potential work stoppages could have a material adverse effect on our financial results, as could a loss of key employees, our inability to recruit or retain qualified personnel or disruptions among our personnel.
Business activities that involve our co-investment with third parties may subject us to additional risks.

Partnerships, joint ventures and other business structures involving our co-investment with third parties generally include some form of shared control over the operations of the business and create additional risks, including the possibility that other investors in such ventures could become bankrupt or otherwise lack the financial resources to meet their obligations, or could have or develop business interests, policies or objectives that are inconsistent with ours. With the sale of 51% of our interest in Pullmantur Holdings in July 2016, we continue to expand the breadth of our co-investment activities, which also include TUI Cruises, SkySea Cruises, Grand Bahama Shipyard and minority ownership investments in various port development and other projects. In addition to financial risks, our co-investment activities may also present managerial and operational risks and expose us to reputational or legal concerns. These or other issues related to our co-investment with third parties could adversely impact our operations.

We rely on supply chain vendors and third-party service providers who are integral to the operations of our businesses. These vendors and service providers may be unable or unwilling to deliver on their commitments or may act in ways that could harm our business.

We rely on supply chain vendors to deliver key products to the operations of our businesses around the world. Any event impacting a vendor’s ability to deliver goods of the required quality at the location and time needed could negatively impact our ability to deliver our cruise experience. Events impacting our supply chain could be caused by factors beyond the control of our suppliers or us, including inclement weather, natural disasters, increased demand, problems in production or distribution and/or disruptions in third-party logistics or transportation systems. Interruptions to our supply chain could increase costs and could limit the availability of products critical to our operations.

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

We may be exposed to the threat of cyber attacks and/or data breaches, including the risks and costs associated with protecting our key operating systems and maintaining integrity and security of our business information, as well as personal data of our guests, employees and business partners.

Cyber attacks can vary in scope and intent from economically driven attacks to malicious attacks targeting our key operating systems with the intent to disrupt, disable or otherwise cripple our maritime and /or shoreside operations. This can include any combination of phishing attacks, malware and/or viruses targeted at our key systems. The breadth and scope of this threat has grown over time, and the techniques and sophistication used to conduct cyber attacks, as well as the sources and targets of the attacks, change frequently. While we invest time, effort and capital resources to secure our key systems and networks, our security measures cannot provide absolute assurance that we will be successful in preventing or responding to all such attacks.

A successful cyber attack may target us directly, or may be the result of a third party vendor's inadequate care. In either scenario, the Company may suffer damage to its key systems and/or data that could interrupt our operations, adversely impact our reputation and brand and expose us to increased risks of governmental investigation, litigation and other liability, any of which could adversely affect our business. Furthermore, responding to such an attack and mitigating the risk of future attacks could result in additional operating and capital costs in systems technology, personnel, monitoring and other investments.

In addition to malicious cyber attacks, we are also subject to various risks associated with the collection, handling, storage and transmission of sensitive information. In the course of doing business, we collect large volumes of internal, customer and other third-party data, including personally identifiable information and individual credit data, for various business purposes. We are subject to federal, state and international laws (including the European Union General Data Protection Regulation which will take effect in May 2018), as well as industry standards, relating to the collection, use, retention, security and transfer of personally identifiable information and individual credit data. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between the Company and its subsidiaries, and among the Company, its subsidiaries and other parties with which the Company has commercial relations. Several jurisdictions have passed laws in this area, and other jurisdictions are considering imposing additional restrictions. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. Complying with emerging and changing international requirements has caused, and may cause us to incur substantial costs or require us to change our business practices. If we fail to comply with the various applicable data collection and privacy laws, we could be exposed to fines, penalties, restrictions, litigation or other expenses, and our business could be adversely impacted.

Even if we are fully compliant with legal and/or industry standards and any relevant contractual requirements, we still may not be able to prevent security breaches involving sensitive data and/or critical systems. Any breach, theft, loss, or fraudulent use of guest, employee, third-party or company data, could adversely impact our reputation and brand and our ability to retain or attract new customers, and expose us to risks of data loss, business disruption, governmental investigation, litigation and other liability, any of which could adversely affect our business. Significant capital investments and other expenditures could be required to remedy the problem and prevent future breaches, including costs associated with additional security technologies, personnel, experts and credit monitoring services for those whose data has been breached. Further, if we or our vendors experience significant data security breaches or fail to detect and appropriately respond to significant data security breaches, we could be exposed to government enforcement actions and private litigation.

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

We are members of three Protection and Indemnity ("P&I") clubs, which are part of a worldwide group of 13 P&I clubs, known as the International Group of P&I Clubs (the “IG”). P&I coverage provided by the clubs is on a mutual basis and we are subject to additional premium calls in the event of a catastrophic loss incurred by any member of the 13 P&I clubs, whereby the reinsurance limits purchased by the IG are exhausted. We are also subject to additional premium calls based on investment and underwriting shortfalls experienced by our own individual insurers.

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

We also operate two private destinations which we utilize as ports-of-call on certain itineraries: (i) an island we own in the Bahamas which we call CocoCay; and (ii) Labadee, a secluded peninsula we lease on the north coast of Haiti.
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

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "RCL." The table below sets forth the high and low sales prices of our common stock as reported by the NYSE for the two most recent years by quarter:

	NYSE Common Stock
	High	Low
2017
Fourth Quarter	$133.75	$117.55
Third Quarter	$125.00	$107.79
Second Quarter	$115.63	$93.86
First Quarter	$101.11	$82.72
2016
Fourth Quarter	$86.84	$67.53
Third Quarter	$75.72	$65.10
Second Quarter	$84.56	$64.95
First Quarter	$99.81	$64.21

Holders
As of February 12, 2018, there were 1,529 record holders of our common stock. Since certain of our shares are held by brokers and other institutions on behalf of shareholders, the foregoing number is not representative of the number of beneficial owners.
Dividends
In 2016, we declared cash dividends on our common stock of $0.375 per share during the first and second quarters of 2016. We increased the dividend amount to $0.48 per share for the dividends declared in the third and fourth quarters of 2016 and the first and second quarters of 2017. The dividend amount was increased to $0.60 per share for the dividends declared in the third and fourth quarters of 2017.
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

Share Repurchases

The following table presents the total number of shares of our common stock that we repurchased during the quarter ended December 31, 2017:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1, 2017 - October 31, 2017	—	—	—	$375,000,000
November 1, 2017 - November 30, 2017	275,647	$124.05	275,647	$341,000,000
December 1, 2017 - December 31, 2017	526,470	$124.96	526,470	$275,000,000
Total	802,117		802,117
___________________________________________________________________

(1)
On April 28, 2017, we announced that our board of directors authorized a 12-month common stock repurchase program for up to $500 million. The timing and number of shares to be repurchased will depend on a variety of factors including price and market conditions. During the fourth quarter of 2017, we repurchased 0.8 million shares of our common stock for a total of $100 million in open market transactions that were recorded within Treasury stock in our consolidated balance sheet. Repurchases under the program may be made at management's discretion from time to time on the open market or through privately negotiated transactions.

Performance Graph
The following graph compares the total return, assuming reinvestment of dividends, on an investment in the Company, based on performance of the Company's common stock, with the total return of the Standard & Poor's 500 Composite Stock Index and the Dow Jones United States Travel and Leisure Index for a five year period by measuring the changes in common stock prices from December 31, 2012 to December 31, 2017.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Royal Caribbean Cruises Ltd., the S&P 500 Index and the Dow Jones US Travel & Leisure Supersector Index

$450
$400
$350
$300
$250
$200
$150
$100
$50
12/12
12/13
12/14
12/15
12/16
12/17
Royal Caribbean Cruises Ltd.
S&P 500
Dow Jones US Travel & Leisure Supersector

	12/12	12/13	12/14	12/15	12/16	12/17
Royal Caribbean Cruises Ltd.	100.00	142.11	251.44	313.65	260.04	385.47
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
Dow Jones US Travel & Leisure	100.00	145.48	169.28	179.27	192.85	238.77
The stock performance graph assumes for comparison that the value of the Company's common stock and of each index was $100 on December 31, 2012 and that all dividends were reinvested. Past performance is not necessarily an indicator of future results.

Item 6.    Selected Financial Data
The selected consolidated financial data presented below for the years 2013 through 2017 and as of the end of each such year, except for Adjusted Net Income amounts, are derived from our audited consolidated financial statements and should be read in conjunction with those financial statements and the related notes as well as in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Operating Data:
Total revenues	$8,777,845	$8,496,401	$8,299,074	$8,073,855	$7,959,894
Operating income	$1,744,056	$1,477,205	$874,902	$941,859	$798,148
Net income	$1,625,133	$1,283,388	$665,783	$764,146	$473,692
Adjusted Net Income(1) (2) (3) (4)	$1,625,133	$1,314,689	$1,065,066	$755,729	$539,224
Per Share Data—Basic:
Net income	$7.57	$5.96	$3.03	$3.45	$2.16
Adjusted Net Income	$7.57	$6.10	$4.85	$3.41	$2.46
Weighted-average shares	214,617	215,393	219,537	221,658	219,638
Per Share Data—Diluted:
Net income	$7.53	$5.93	$3.02	$3.43	$2.14
Adjusted Net Income	$7.53	$6.08	$4.83	$3.39	$2.44
Weighted-average shares and potentially dilutive shares	215,694	216,316	220,689	223,044	220,941
Dividends declared per common share	$2.16	$1.71	$1.35	$1.10	$0.74
Balance Sheet Data:
Total assets	$22,296,317	$22,310,324	$20,782,043	$20,524,060	$19,915,003
Total debt, including capital leases	$7,539,451	$9,387,436	$8,527,243	$8,254,818	$7,916,860
Common stock	$2,352	$2,346	$2,339	$2,331	$2,308
Total shareholders' equity	$10,702,303	$9,121,412	$8,063,039	$8,284,359	$8,808,265
___________________________________________________________________

(1)
For 2017, 2016 and 2015, refer to Financial Presentation and Results of Operations under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for definition of Adjusted Net Income and reconciliation of Adjusted Net Income to Net income.

(2)	Amount for 2017 includes a gain of $30.9 million related to the sale of Legend of the Seas.

(3)
Amount for 2014 excludes restructuring and related impairment charges of $4.3 million, other initiative costs of $21.2 million, an $11.0 million loss related to the estimated impact of Pullmantur's non-core businesses that were sold in 2014 and a loss of $17.4 million recognized on the sale of Celebrity Century. Additionally, the amount for 2014 excludes $28.9 million of net income resulting from the change in our voyage proration methodology and the reversal of a deferred tax asset valuation allowance of $33.5 million due to Spanish tax reform.

(4)
Amount for 2013 excludes restructuring and related impairment charges of $56.9 million and an $8.6 million loss related to the estimated impact of Pullmantur's non-core businesses that were sold in 2014.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Concerning Forward-Looking Statements
The discussion under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document, including, for example, under the "Risk Factors" and "Business" captions, includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance (including our expectations for the first quarter and full year of 2018 and our earnings and yield estimates for 2018 set forth under the heading "Outlook" below), business and industry prospects or future results of operations or financial position, made in this Annual Report on Form 10-K are forward-looking. Words such as "anticipate," "believe," "could," "estimate," "expect," "goal," "intend," "may," "plan," "project," "seek," "should," "will," "driving" and similar expressions are intended to further identify any of these forward-looking statements. Forward-looking statements reflect management's current expectations but they are based on judgments and are inherently uncertain. Furthermore, they are subject to risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to, those discussed in this Annual Report on Form 10-K and, in particular, the risks discussed under the caption "Risk Factors" in Part I, Item 1A of this report.
All forward-looking statements made in this Annual Report on Form 10-K speak only as of the date of this document. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
The discussion and analysis of our financial condition and results of operations have been organized to present the following:

•	a review of our critical accounting policies and of our financial presentation, including discussion of certain operational and financial metrics we utilize to assist us in managing our business;

•	a discussion of our results of operations for the year ended December 31, 2017 compared to the same period in 2016 and the year ended December 31, 2016 compared to the same period in 2015;

•	a discussion of our business outlook, including our expectations for selected financial items for the first quarter and full year of 2018; and

•	a discussion of our liquidity and capital resources, including our future capital and contractual commitments and potential funding sources.
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
We believe we have made reasonable estimates for ship accounting purposes. However, should certain factors or circumstances cause us to revise our estimates of ship useful lives or projected residual values, depreciation expense could be materially higher or lower. If circumstances cause us to change our assumptions in making determinations as to whether ship improvements should be capitalized, the amounts we expense each year as repairs and maintenance costs could increase, partially offset by a decrease in depreciation expense. If we had reduced our estimated average ship useful life by one year, depreciation expense for 2017 would have increased by approximately $51.5 million. If our ships were estimated to have no residual value, depreciation expense for 2017 would have increased by approximately $215.5 million.
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
The impairment review for indefinite-life intangible assets consists of a comparison of the fair value of the asset with its carrying amount. We estimate the fair value of these assets using a discounted cash flow model and various valuation methods depending on the nature of the intangible asset, such as the relief-from-royalty method for trademarks and tradenames. If the carrying amount exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. If the fair value exceeds its carrying amount, the indefinite-life intangible asset is not considered impaired. As of December 31, 2017, the carrying amount of indefinite-life intangible assets was not material. Other intangible assets assigned finite useful lives are amortized on a straight-line basis over their estimated useful lives.
We review our ships and other long-lived assets for impairment whenever events or changes in circumstances indicate, based on estimated undiscounted future cash flows, that the carrying amount of these assets may not be fully recoverable. We evaluate asset impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The lowest level for which we maintain identifiable cash flows that are independent of the cash flows of other assets and liabilities is at the ship level for our ships and, prior to the sale of the aircraft, at the aggregated asset group level for our aircraft. If estimated future cash flows are less than the carrying value of an asset, an impairment charge is recognized to the extent its carrying value exceeds fair value.
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
Royal Caribbean International
During the fourth quarter of 2017, we performed a qualitative assessment of the Royal Caribbean International reporting unit. Based on our qualitative assessment, we concluded that it was more-likely-than-not that the estimated fair value of the Royal Caribbean International reporting unit exceeded its carrying value and thus, we did not proceed to the two-step goodwill impairment test. No indicators of impairment exist primarily because the reporting unit's fair value has consistently exceeded its carrying value by a significant margin and forecasts of operating results generated by the reporting unit appear sufficient to support its carrying value. As of December 31, 2017, the carrying amount of goodwill attributable to our Royal Caribbean reporting unit was $286.9 million.

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
In conjunction with performing the two-step goodwill impairment test for the Pullmantur reporting unit, we identified that the estimated fair value of certain long-lived assets, consisting of two ships and three aircraft, was less than their carrying values. As a result of this determination, we evaluated these assets pursuant to our long-lived asset impairment test, resulting in an impairment charge of $113.2 million to write down these assets to their estimated fair values during the quarter ended September 30, 2015.
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

•
Onboard and other revenues, which consist primarily of revenues from the sale of goods and/or services onboard our ships not included in passenger ticket prices, cancellation fees, sales of vacation protection insurance and pre- and post-cruise tours. Onboard and other revenues also includes revenues we receive from independent third-party concessionaires that pay us a percentage of their revenues in exchange for the right to provide selected goods and/or services onboard our ships, as well as revenues received for our bareboat charter, procurement and management related services we perform on behalf of our unconsolidated affiliates.

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
Double-Double Program refers to the multi-year Adjusted EPS and Return on Invested Capital ("ROIC") goals we publicly announced in 2014 and sought to achieve by the end of 2017. We designed this program to help us better execute and achieve our business goals by clearly articulating longer-term financial objectives. Under the Double-Double Program, we targeted Adjusted EPS of $6.78 by the end of 2017, which was double our 2014 Adjusted EPS of $3.39. We also targeted ROIC of 10% by the end of 2017 as compared to ROIC of 5.9% in 2014.
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

Net Yields represent Net Revenues per APCD. We utilize Net Revenues and Net Yields to manage our business on a day-to-day basis as we believe that they are the most relevant measures of our pricing performance because they reflect the cruise revenues earned by us net of our most significant variable costs, which are commissions, transportation and other expenses and onboard and other expenses. A reconciliation of historical Gross Yields to Net Yields is provided below under Results of Operations. For the periods presented, Net Yields excludes initiative costs related to the sale of the Pullmantur and CDF brands.
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

Executive Overview
Our 2017 net income was $1.6 billion, or $7.53 per diluted share, compared to $1.3 billion, or $5.93 per diluted share, in 2016. Adjusted Net Income for 2017 was $1.6 billion, or $7.53 per diluted share, compared to $1.3 billion, or $6.08 per diluted share, in 2016. Adjusted EPS for 2017 represents the fourth straight year we achieved a record amount, growing approximately 24% compared to 2016.

The year 2017 marked the final year of our Double-Double program ("Double-Double"), which was comprised of two multi-year financial targets, including doubling our 2014 Adjusted EPS to $6.78 and achieving double-digit ROIC by the end of 2017. The Double-Double program was successful in galvanizing our large workforce and drove a real step change in performance. Our long-term commitment to grow revenue yields, manage costs and maintain steady capacity growth guided us towards the achievement of the Double-Double. We finished 2017 with Adjusted EPS of $7.53 and ROIC in excess of 10%, exceeding our Double-Double targets. During the Double-Double period, we have experienced annual Adjusted EPS growth of approximately 24%, 26% and 42% and annual ROIC growth of approximately 18%, 17% and 29%, in each of 2017, 2016 and 2015, respectively.

Additionally, Net Yields on a Constant-Currency basis increased for the eighth consecutive year. For the year ended December 31, 2017, our Net Yields on a Constant-Currency basis increased by 6.4%, primarily driven by increases in both ticket and onboard yields and by a benefit from the deconsolidation of the Pullmantur brand. Strong demand for Europe and North America products combined with strong onboard trends are responsible for the growth. Partly offsetting these successes was the impact of the 2017 hurricane season and China's South Korea travel restrictions.

Net onboard revenue yield in 2017 grew by 6.8% year-over-year on a Constant Currency basis. Growth came from a variety of areas, including beverage package sales, specialty restaurants, shore excursions, and our high speed onboard internet products.
We remain dedicated to finding efficiencies, identifying synergies and reducing costs, while at the same time, focusing on strategic investments in areas that will boost revenue. In 2017, our Net Cruise Costs Excluding Fuel increased by 2.0% on a Constant Currency basis compared to 2016.
The Company remains focused on improving returns for our shareholders. In 2017, we bought back $225 million shares of common stock under our $500 million share repurchase program that was announced in April 2017. We also announced a 25% increase to our common stock dividend, our fifth consecutive year with a dividend increase. In addition, during 2017, both Moody’s and S&P upgraded our senior unsecured debt rating to investment grade.
In 2018, all three of our Global Brands will each welcome a ship in the same year - a first in our history. Royal Caribbean International will welcome newbuild Symphony of the Seas in April; Azamara Club Cruises will welcome Azamara Pursuit in August; and Celebrity Cruises will welcome its newbuild Celebrity Edge in November. In 2018, we expect our capacity in the Caribbean will increase as Symphony of the Seas and Celebrity Edge join the Caribbean in the winter, Celebrity Infinity returns to the Caribbean and we upsize Jewel of the Seas to Freedom of the Seas and Enchantment of the Seas to Mariner of the Seas. As a result of Mariner of the Seas repositioning from Asia/Pacific to North America to make way for Spectrum of the Seas’ arrival in early 2019, we expect our Asia/Pacific capacity will decrease year over year and will account for 17% of our total capacity in 2018. We expect Europe will represent 17% of our capacity in 2018 with growth driven by the Symphony of the Seas' inaugural Western Mediterranean season replacing Freedom of the Seas and the addition of Azamara Pursuit.
In November 2017, we announced the order of Celebrity Flora, the brand’s first ship designed specifically for the Galapagos Islands, which we expect will sail beginning in 2019. In addition to investing in new hardware and our existing hardware through our fleet modernization programs, Royal Amplified and Celebrity Revolution, we continue to opportunistically evaluate selling or transferring older ships to further optimize our fleet. Since 2014, we have sold four ships - the sale of Celebrity Century to a subsidiary of Skysea Holdings, the sale of Ocean Dream to an unrelated third-party, the sale of Splendour of the Seas to TUI Cruises, and sale of Legend of the Seas to an affiliate of TUI AG, our joint venture partner in TUI Cruises.

After announcing our achievement of Double-Double, we thanked employees for their contribution with individual salary bonuses of five percent. Employees received equity-based awards equal to five percent of their 2017 salaries in an $80 million program called the "Thank You, Thank You Bonus."  The awards, which vest over three years, went to all employees – shipboard and shoreside, full-time and part-time, domestic and overseas. Corporate officers, however, were excluded. In addition to the five percent equity-based awards, we will contribute to the Crew Welfare Fund for upgrades to crew living and recreational areas.
Results of Operations
In addition to the items discussed above under "Executive Overview," significant items for 2017 include:

•
Both our net income and Adjusted Net Income for the year ended December 31, 2017 was $1.6 billion, or $7.53 per share on a diluted basis, respectively, as compared to both net income and Adjusted Net Income of $1.3 billion, or $5.93 and $6.08 per share on a diluted basis, respectively, for the year ended December 31, 2016.

•
The estimated negative impact resulting from the third quarter 2017 hurricane-related disruptions was approximately $0.26 per share on a diluted basis to our net income and Adjusted Net Income for the year ended December 31, 2017.

•
Total revenues increased by $281.4 million for the year ended December 31, 2017 compared to the same period in 2016 primarily due to an increase in ticket prices and onboard spending on a per passenger basis, which are further discussed below.

•
Total Cruise operating expenses decreased by $119.0 million for the year ended December 31, 2017 compared to the same period in 2016, primarily due to the decrease in capacity, which is further discussed below.

Other items for 2017 include:

•	In May 2017, TUI Cruises, our 50% joint venture, took delivery of Mein Schiff 6.

•
During the second quarter of 2017, we entered into agreements with Meyer Turku to build two Icon-class ships. In October 2017, we entered into credit agreements for the unsecured financing of these ships for up to 80% of each ship's contract price. Refer to Note 15. Commitments and Contingencies to our consolidated financial statements for further information.

•
During the third quarter of 2017, we entered into an agreement to purchase a ship for our Azamara Club Cruises brand. The sale is expected to be completed with the delivery of the ship scheduled for March 2018, and the ship is expected to enter service during the third quarter of 2018.

•
During the fourth quarter of 2017, we entered into a credit agreement for the unsecured financing of a ship we have on order designed for the Galapagos Islands for our Celebrity Cruises brand. Refer to Note 7. Long-Term Debt to our consolidated financial statements for further information.

We reported net income, Adjusted Net Income, earnings per share and Adjusted Earnings per Share as shown in the following table (in thousands, except per share data):

	Year Ended December 31,
	2017	2016	2015
Net income	$1,625,133	$1,283,388	$665,783
Adjusted Net Income	1,625,133	1,314,689	1,065,066
Net Adjustments to Net Income - Increase	$—	$31,301	$399,283
Adjustments to Net Income:
Impairment of Pullmantur related assets (1)	$—	$—	$399,283
Net loss related to the elimination of the Pullmantur reporting lag	—	21,656	—
Net gain related to the sale of the Pullmantur and CDF Croisières de France brands	—	(3,834)	—
Restructuring charges	—	8,452	—
Other initiative costs	—	5,027	—
Net Adjustments to Net Income - Increase	$—	$31,301	$399,283

Basic:
Earnings per Share	$7.57	$5.96	$3.03
Adjusted Earnings per Share	$7.57	$6.10	$4.85

Diluted:
Earnings per Share	$7.53	$5.93	$3.02
Adjusted Earnings per Share	$7.53	$6.08	$4.83

Weighted-Average Shares Outstanding:
Basic	214,617	215,393	219,537
Diluted	215,694	216,316	220,689
___________________________________________________________________

(1)    Includes a net deferred income tax benefit of $12.0 million related to the Pullmantur impairment.

The following table presents operating results as a percentage of total revenues for the last three years:

	Year Ended December 31,
	2017	2016	2015
Passenger ticket revenues	71.9%	72.4%	73.0%
Onboard and other revenues	28.1%	27.6%	27.0%
Total revenues	100.0%	100.0%	100.0%
Cruise operating expenses:
Commissions, transportation and other	15.5%	15.9%	16.9%
Onboard and other	5.6%	5.8%	6.7%
Payroll and related	9.7%	10.4%	10.4%
Food	5.6%	5.7%	5.8%
Fuel	7.8%	8.4%	9.6%
Other operating	11.5%	12.8%	12.1%
Total cruise operating expenses	55.8%	59.0%	61.4%
Marketing, selling and administrative expenses	13.5%	13.0%	13.1%
Depreciation and amortization expenses	10.8%	10.5%	10.0%
Impairment of Pullmantur related assets	—%	—%	5.0%
Operating income	19.9%	17.4%	10.5%
Other expense	(1.4)%	(2.3)%	(2.5)%
Net income	18.5%	15.1%	8.0%
Selected statistical information is shown in the following table:

	Year Ended December 31,
	2017	2016 (1)	2015
Passengers Carried	5,768,496	5,754,747	5,401,899
Passenger Cruise Days	40,033,527	40,250,557	38,523,060
APCD	36,930,939	37,844,644	36,646,639
Occupancy	108.4%	106.4%	105.1%
___________________________________________________________________

(1)
Does not include November and December 2015 amounts for Pullmantur as the net Pullmantur result for those months was included within Other expense in our consolidated statements of comprehensive income (loss) for the year ended December 31, 2016, as a result of the elimination of the Pullmantur reporting lag, and did not affect Gross Yields, Net Yields, Gross Cruise Costs, Net Cruise Costs and Net Cruise Costs Excluding Fuel. Additionally, effective August 2016, we no longer include Pullmantur Holdings in these amounts.

Gross Yields and Net Yields were calculated as follows (in thousands, except APCD and Yields):

	Year Ended December 31,
	2017	2017 On a Constant Currency basis	2016	2015
Passenger ticket revenues	$6,313,170	$6,302,600	$6,149,323	$6,058,821
Onboard and other revenues	2,464,675	2,462,531	2,347,078	2,240,253
Total revenues	8,777,845	8,765,131	8,496,401	8,299,074
Less:
Commissions, transportation and other	1,363,170	1,361,001	1,349,677	1,400,778
Onboard and other	495,552	493,790	493,558	553,104
Net revenues including other initiative costs	6,919,123	6,910,340	6,653,166	6,345,192
Less:
Other initiative costs included within Net Revenues	—	—	(2,230)	—
Net Revenues	$6,919,123	$6,910,340	$6,655,396	$6,345,192

APCD	36,930,939	36,930,939	37,844,644	36,646,639
Gross Yields	$237.68	$237.34	$224.51	$226.46
Net Yields	$187.35	$187.12	$175.86	$173.15

Gross Cruise Costs, Net Cruise Costs and Net Cruise Costs Excluding Fuel were calculated as follows (in thousands, except APCD and costs per APCD):

	Year Ended December 31,
	2017	2017 On a Constant Currency basis	2016	2015
Total cruise operating expenses	$4,896,579	$4,891,324	$5,015,539	$5,099,393
Marketing, selling and administrative expenses (1)	1,186,016	1,189,694	1,100,290	1,086,504
Gross Cruise Costs	6,082,595	6,081,018	6,115,829	6,185,897
Less:
Commissions, transportation and other	1,363,170	1,361,001	1,349,677	1,400,778
Onboard and other	495,552	493,790	493,558	553,104
Net Cruise Costs including other initiative costs	4,223,873	4,226,227	4,272,594	4,232,015
Less:
Net gain related to the sale of Pullmantur and CDF Croisières de France brands included within other operating expenses	—	—	(3,834)	—
Other initiative costs included within cruise operating expenses and marketing, selling and administrative expenses	—	—	2,433	—
Net Cruise Costs	4,223,873	4,226,227	4,273,995	4,232,015
Less:
Fuel (2)	681,118	681,114	713,252	795,801
Net Cruise Costs Excluding Fuel	$3,542,755	$3,545,113	$3,560,743	$3,436,214

APCD	36,930,939	36,930,939	37,844,644	36,646,639
Gross Cruise Costs per APCD	$164.70	$164.66	$161.60	$168.80
Net Cruise Costs per APCD	$114.37	$114.44	$112.94	$115.48
Net Cruise Cost Excluding Fuel per APCD	$95.93	$95.99	$94.09	$93.77
___________________________________________________________________

(1)	For the year ended December 31, 2016, amount does not include restructuring charges of $8.5 million.

(2)
For the year ended December 31, 2016, amount does not include fuel expense of $0.4 million included within other initiative costs associated with the redeployment of Pullmantur’s Empress to the Royal Caribbean International brand.

Outlook
The company does not make predictions about fuel pricing, interest rates or currency exchange rates but does provide guidance about its future business activities. On January 24, 2018, we announced the following initial full year and first quarter 2018 guidance based on the then current fuel pricing, interest rates and currency exchange rates:

Full Year 2018

	As Reported	Constant Currency
Net Yields	2.75% to 4.75%	1.5% to 3.5%
Net Cruise Costs per APCD	1.0% to 1.5%	0.5% to 1.0%
Net Cruise Costs per APCD, excluding Fuel	2.0% to 2.5%	1.5% to 2.0%
Capacity Increase	3.9%
Depreciation and Amortization	$1,053 to $1,063 million
Interest Expense, net	$280 to $290 million
Fuel Consumption (metric tons)	1,350,100
Fuel Expenses	$675 million
Percent Hedged (fwd consumption)	50%
Impact of 10% change in fuel prices	$38 million
1% Change in Currency	$18 million
1% Change in Net Yield	$75 million
1% Change in NCC x Fuel	$38 million
100 basis pt. Change in LIBOR	$30 million
Adjusted Earnings per Share — Diluted	$8.55 to $8.75
First Quarter 2018

	As Reported	Constant Currency
Net Yields	Approx. 5.5%	3.0% to 3.5%
Net Cruise Costs per APCD	Approx. 8.5%	Approx. 7.5%
Net Cruise Costs per APCD, excluding Fuel	Approx. 11.0%	Approx. 10.0%
Capacity Decrease	(3.9%)
Depreciation and Amortization	$245 to $250 million
Interest Expense, net	$59 to $63 million
Fuel Consumption (metric tons)	324,400
Fuel Expenses	$162 million
Percent Hedged (fwd consumption)	50%
Impact of 10% change in fuel prices	$9 million
1% Change in Currency	$4 million
1% Change in Net Yield	$16 million
1% Change in NCC x Fuel	$10 million
100 basis pt. Change in LIBOR	$5 million
Adjusted Earnings per Share — Diluted	Approx. $0.95

Since our earnings release on January 24, 2018, bookings have remained consistent with our previous expectations. Accordingly, our forecast has remained essentially unchanged.

Volatility in foreign currency exchange rates affects the United States dollar value of our earnings. Based on our highest net exposure for each quarter and the full year 2018, the top five foreign currencies are ranked below. For example, the Australian Dollar is the most impactful currency in the first and fourth quarters of 2018. Rankings are based on estimated net exposures.

Ranking	Q1	Q2	Q3	Q4	FY 2018
1	AUD	GBP	GBP	AUD	GBP
2	CAD	AUD	CNH	GBP	AUD
3	GBP	CAD	EUR	CAD	CAD
4	EUR	CNH	CAD	EUR	EUR
5	CNH	EUR	AUD	CNH	CNH

The currency abbreviations above are defined as follows:

Currency Abbreviation	Currency
AUD	Australian Dollar
CAD	Canadian Dollar
CNH	Chinese Yuan
EUR	Euro
GBP	British Pound

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

In this section, references to 2017 refer to the year ended December 31, 2017 and references to 2016 refer to the year ended December 31, 2016.

Revenues

Total revenues for 2017 increased $281.4 million, or 3.3%, to $8.8 billion from $8.5 billion in 2016.

Passenger ticket revenues comprised 71.9% of our 2017 total revenues. Passenger ticket revenues increased by $163.8 million, or 2.7% from 2016, despite the impact of canceled sailings resulting from hurricane-related disruptions during the third quarter of 2017. The increase was primarily due to:

•
an increase of $301.8 million in ticket prices primarily driven by the improvement in our ticket price on a per passenger basis due to the exit of the Pullmantur ships and the addition of Harmony of the Seas and Ovation of the Seas, as well as higher pricing on North America and Europe sailings. The increase in ticket prices on these itineraries was partially offset by lower pricing on Asia/Pacific sailings; and

•	the favorable effect of changes in foreign currency exchange rates related to our revenue transactions denominated in currencies other than the United States dollar of approximately $10.6 million.

The increase in passenger ticket revenues was partially offset by a 2.4% decrease in capacity, which decreased passenger ticket revenues by $148.5 million primarily due to the sale of our majority interest in Pullmantur Holdings during the third quarter of 2016, the sale of Splendour of the Seas in the second quarter of 2016 and the sale of Legend of the Seas in first quarter of 2017, which was partially offset by an increase in capacity due to the addition of Ovation of the Seas and Harmony of the Seas into our fleet during the second quarter of 2016.

The remaining 28.1% of 2017 total revenues was comprised of Onboard and other revenues, which increased $117.6 million, or 5.0%. The increase in Onboard and other revenues was primarily due to:

•
a $125.3 million increase in onboard revenue attributable to higher spending on a per passenger basis primarily due to our revenue enhancing initiatives, including beverage package, shore excursion and specialty restaurant sales and promotions and increased revenue associated with internet and other telecommunication service.

•	a $45.7 million increase in other revenue primarily due to charter revenue and management fees earned from Pullmantur Holdings.

The increase was partially offset by a $55.6 million decrease attributable to the 2.4% decrease in capacity noted above, including the impact of canceled sailings resulting from hurricane-related disruptions during the third quarter of 2017.

Onboard and other revenues included concession revenues of $326.5 million in 2017 and $316.9 million in 2016.

Cruise Operating Expenses

Total cruise operating expenses for 2017 decreased $119.0 million, or 2.4%, to $4.9 billion in 2017 from $5.0 billion in 2016. The decrease was primarily due to:

•	a $120.5 million decrease attributable to the 2.4% decrease in capacity noted above;

•	a $30.9 million gain resulting from the sale of Legend of the Seas in 2017 compared to an immaterial gain from the sale of Splendour of the Seas in 2016;

•	a $17.2 million decrease in air expense due to itinerary changes and lower ticket costs;

•	a $16.8 million decrease in vessel maintenance primarily due to the timing of scheduled drydocks; and

•
a $15.5 million decrease in fuel expense, excluding the impact of the decrease in capacity. Our cost of fuel (net of the financial impact of fuel swap agreements) for 2017 decreased 4.6% per metric ton compared to 2016.

The decrease was partially offset by:

•	a $33.8 million increase in commissions expense mainly due to the increase in ticket prices discussed above and changes in commission incentives;

•a $19.3 million increase in head taxes primarily due to itinerary changes; and

•	an $18.9 million increase in food expenses mainly due to our new culinary initiatives.

Marketing, Selling and Administrative Expenses

Marketing, selling and administrative expenses for 2017 increased $77.3 million, or 7.0%, to $1.2 billion from $1.1 billion in 2016. The increase was primarily due to an increase in payroll and benefits mostly driven by higher stock prices year over year related to our performance share awards, partially offset by a decrease in expenses due to the sale of our majority interest in Pullmantur Holdings.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for 2017 increased $56.3 million, or 6.3%, to $951.2 million from $894.9 million in 2016. The increase was primarily due to the addition of Ovation of the Seas and Harmony of the Seas in the second quarter of 2016, new shipboard additions associated with our ship upgrade projects and to a lesser extent, additions related to our shoreside projects. The increase was partially offset by the decrease in depreciation associated with the sale of Legend of the Seas in the first quarter of 2017 and to a lesser extent, the sale of Splendour of the Seas in the second quarter of 2016.

Other Income (Expense)

Interest expense, net of interest capitalized, decreased $7.4 million, or 2.4%, to $300.0 million in 2017 from $307.4 million in 2016. The decrease was due to a lower average debt level in 2017 compared to 2016, partially offset by higher interest rates in 2017 compared to 2016.

Equity investment income increased $27.9 million, or 21.7%, to $156.2 million in 2017 from $128.4 million in 2016 primarily due to an increase in income from TUI Cruises, one of our equity method investments.

Other expense decreased $30.4 million, or 85.2%, to $5.3 million in 2017 from $35.7 million in 2016. The decrease was primarily due to a net loss of $21.7 million related to the elimination of the Pullmantur reporting lag in 2016 which did not recur in 2017.

Gross and Net Yields

Gross and Net Yields increased 5.9% and 6.5% in 2017, respectively, compared to 2016 primarily due to the increase in passenger ticket and onboard and other revenues discussed above.

Gross and Net Cruise Costs

Gross Cruise Costs remained consistent in 2017 compared to 2016. Net Cruise Costs decreased 1.2% in 2017 compared to 2016 primarily due to the decrease in capacity and cruise operating expenses discussed above. Gross Cruise Costs per APCD and Net Cruise Costs per APCD increased 1.9% and 1.3% in 2017, respectively, compared to 2016. The increase was mainly due to the hurricane-related disruptions during the third quarter of 2017 which reduced our capacity; however, certain operating expenses were still incurred, negatively impacting our metrics per APCD. Net Cruise Costs Excluding Fuel per APCD increased 2.0% in 2017 compared to 2016.

Other Comprehensive Income

Other comprehensive income in 2017 was $582.2 million compared to $411.9 million in 2016. The increase of $170.3 million or 41.3% was primarily due to the Gain on cash flow derivative hedges in 2017 of $570.5 million compared to $411.2 million in 2016. The increase of $159.3 million in 2017 was primarily due to an increase in foreign currency forward contract values in 2017 compared to a decrease in 2016, which was partially offset by lower amounts of fuel swap losses reclasssified to income in 2017 and a smaller increase in fuel swap instrument values in 2017 compared to 2016.

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

Impairment of Pullmantur Related Assets

During 2015, we recognized an impairment charge of $411.3 million to write down Pullmantur's goodwill to its implied fair value and to write down trademarks and trade names and certain long-lived assets, consisting of three aircraft that was then owned and operated by Pullmantur Air and two ships owned and operated by Pullmantur, to their fair value.

Other Income (Expense)

Interest expense, net of interest capitalized, decreased $29.6 million, or 10.7%, to $307.4 million in 2016 from $277.7 million in 2015. The increase was due to a higher average debt level attributable to the financing of Ovation of the Seas and Harmony of the Seas, partially offset by lower pricing on debt refinanced in 2015.

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

Gross and Net Yields

Gross Yields remained consistent in 2016 compared to 2015. Net Yields increased 1.6% in 2016 compared to 2015 primarily due to the increase in passenger ticket and onboard and other revenues discussed above. Gross Yields and Net Yields increased 1.3% and 3.9%, respectively, in 2016 compared to 2015 on a Constant Currency basis.

Gross and Net Cruise Costs

Gross Cruise Costs decreased 1.1% in 2016 compared to 2015 primarily due to the decrease in fuel. Net Cruise Costs increased 1.0% in 2016 compared to 2015 primarily due to the increase in capacity, partially offset by the decrease in fuel, which are further discussed above. Gross Cruise Costs per APCD and Net Cruise Costs per APCD decreased 4.3% and 2.2%, respectively, in 2016 compared to 2015 primarily due to the decrease in fuel. Gross Cruise Costs per APCD on a Constant Currency basis decreased 3.4% in 2016 compared to 2015. Net Cruise Costs per APCD on a Constant Currency basis decreased 1.7% in 2016 compared to 2015. Net Cruise Costs Excluding Fuel per APCD remained consistent in 2016 compared to 2015 and increased 0.9% in 2016 compared to 2015 on a Constant Currency basis.

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
Liquidity and Capital Resources
Sources and Uses of Cash
Cash flow generated from operations provides us with a significant source of liquidity. Net cash provided by operating activities increased $357.9 million to $2.9 billion in 2017 compared to $2.5 billion in 2016. The increase in cash provided by operating activities was primarily attributable to an increase in proceeds from customer deposits, an increase in cash receipts from onboard spending and a decrease in fuel costs in 2017 compared to 2016. Additionally, dividends received from unconsolidated affiliates increased by $33.7 million.
Net cash provided by operating activities increased $570.3 million to $2.5 billion in 2016 compared to $1.9 billion in 2015. The increase in cash provided by operating activities was primarily attributable to an increase in proceeds from customer deposits, an increase in cash receipts from onboard spending and a decrease in fuel costs in 2016 compared to 2015. Additionally, dividends received from unconsolidated affiliates increased by $42.6 million.
Net cash used in investing activities decreased $2.5 billion to $213.6 million in 2017 compared to $2.7 billion in 2016. The decrease was primarily attributable to a decrease in capital expenditures of $1.9 billion due to ship deliveries in 2016, Ovation of the Seas and Harmony of the Seas, compared to no ship deliveries in 2017. In addition, we received $230.0 million of proceeds from the sale of property and equipment in 2017 which did not occur in 2016. Furthermore, during 2017, we received cash of $63.2 million on settlements on our foreign currency forward contracts compared to cash paid of $213.2 million during 2016.
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
Net cash used in financing activities was $2.7 billion in 2017 compared to Net cash provided in financing activities of $243.8 million in 2016. The change was primarily attributable to a decrease in debt proceeds of $1.5 billion, an increase in debt repayments of $1.5 billion and a higher amount of dividends paid during 2017 compared to 2016, partially offset by a decrease of stock repurchases of $75.0 million during 2017 compared to 2016. The decrease in debt proceeds was primarily due to the $841.8 million unsecured term loan borrowed in April 2016 to finance Ovation of the Seas and the €700.7 million and $226.1 million unsecured term loans borrowed in May 2016 to finance Harmony of the Seas that did not recur in 2017 and lower drawings on our revolving credit facilities during 2017 compared to 2016, partially offset by $800 million in proceeds received from unsecured senior notes issued during 2017 which did not occur in 2016. The increase in repayment of debt was primarily due to higher payments on our revolving credit facilities.
Net cash provided by financing activities was $243.8 million in 2016 compared to Net cash used in financing activities of $253.5 million in 2015. The change was primarily attributable to an increase in debt proceeds of $2.9 billion during 2016 compared to 2015, partially offset by an increase in repayment of debt of $2.2 billion, an increase in stock repurchases of $100.0 million and an increase in dividends paid of $66.3 million during 2016 compared to 2015. The increase in debt proceeds was primarily due to the $841.8 million unsecured term loan borrowed in April 2016 to finance Ovation of the Seas, the €700.7 million and $226.1 million unsecured term loans borrowed in May

2016 to finance Harmony of the Seas, the $200.0 million unsecured term loan borrowed in April 2016 and higher drawings on our revolving credit facilities during 2016 compared to the $742.1 million unsecured term loan borrowed in April 2015 to finance Anthem of the Seas. The increase in repayment of debt was primarily due to higher payments on our revolving credit facilities.
Future Capital Commitments
Our future capital commitments consist primarily of new ship orders. As of December 31, 2017, we have two Quantum-class ships, two Oasis-class ships and two ships of a new generation, known as our Icon-class, on order for our Royal Caribbean International brand with an aggregate capacity of approximately 30,500 berths. Additionally, we have four ships of a new generation, known as our Edge-class, and a ship designed for the Galapagos Islands on order for our Celebrity Cruises brand with an aggregate capacity of approximately 11,700 berths. For each of these orders, we have committed unsecured financing arrangements in place covering 80% of the cost of the ship, almost all of which include sovereign financing guarantees. Furthermore, during 2017, we entered into an agreement to purchase a ship for our Azamara Club Cruises brand that is scheduled to be delivered in March 2018 and expected to enter service during the third quarter of 2018.

As of December 31, 2017, the aggregate cost of our ships on order, not including the TUI Cruises' ships on order, was approximately $13.3 billion, of which we had deposited $465.7 million as of such date. Approximately 54.0% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at December 31, 2017. (Refer to Note 14. Fair Value Measurements and Derivative Instruments and Note 15. Commitments and Contingencies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data).

As of December 31, 2017, anticipated overall capital expenditures, based on our existing ships on order, are approximately $3.4 billion for 2018, $2.1 billion for 2019, $2.5 billion for 2020 and $2.5 billion for 2021.

Contractual Obligations
As of December 31, 2017, our contractual obligations were as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Operating Activities:
Operating lease obligations(1)	$241,468	$29,420	$44,191	$22,644	$145,213
Interest on long-term debt(2)	1,275,346	250,600	415,000	292,665	317,081
Other(3)	879,206	214,444	282,570	150,003	232,189
Investing Activities:	0
Ship purchase obligations(4)	10,888,494	2,368,806	3,063,165	4,089,153	1,367,370
Financing Activities:	0
Long-term debt obligations(5)	7,506,312	1,185,038	2,047,882	2,012,922	2,260,470
Capital lease obligations(6)	33,139	3,476	7,210	8,395	14,058
Other(7)	21,552	8,868	11,217	1,467	—
Total	$20,845,517	$4,060,652	$5,871,235	$6,577,249	$4,336,381
___________________________________________________________________

(1)     We are obligated under noncancelable operating leases primarily for offices, warehouses and motor vehicles. Amounts represent contractual obligations with initial terms in excess of one year.
(2)     Long-term debt obligations mature at various dates through fiscal year 2028 and bear interest at fixed and variable rates. Interest on variable-rate debt is calculated based on forecasted debt balances, including the impact of interest rate swap agreements, using the applicable rate at December 31, 2017. Debt denominated in other currencies is calculated based on the applicable exchange rate at December 31, 2017.

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
(5)     Amounts represent debt obligations with initial terms in excess of one year. Debt denominated in other currencies is calculated based on the applicable exchange rate at December 31, 2017.
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
Off-Balance Sheet Arrangements
We and TUI AG have each guaranteed repayment of 50% of a bank loan provided to TUI Cruises which is due 2022. Notwithstanding this, the lenders have agreed to release each shareholder’s guarantee if certain conditions are met by April 2018. As of December 31, 2017, €95.1 million, or approximately $114.2 million based on the exchange rate at December 31, 2017, remains outstanding. Based on current facts and circumstances, we do not believe potential obligations under this guarantee are probable.
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
As of December 31, 2017, other than the items described above, we are not party to any other off-balance sheet arrangements, including guarantee contracts, retained or contingent interest, certain derivative instruments and variable interest entities, that either have, or are reasonably likely to have, a current or future material effect on our financial position.
Funding Needs and Sources
We have significant contractual obligations of which our debt service obligations and the capital expenditures associated with our ship purchases represent our largest funding needs. As of December 31, 2017, we had approximately $4.1 billion in contractual obligations due through December 31, 2018 of which approximately $1.2 billion relates to debt maturities, $0.3 billion relates to interest on long-term debt and $2.4 billion relates to ship purchase payments, including the final installments payable due upon the deliveries of Symphony of the Seas and Celebrity Edge in the first and fourth quarters of 2018, respectively. We have historically relied on a combination of cash flows provided by operations, drawdowns under our available credit facilities, the incurrence of additional debt and/or the refinancing of our existing debt and the issuance of additional shares of equity securities to fund these obligations.
We had a working capital deficit of $3.9 billion and $3.7 billion as of December 31, 2017 and December 31, 2016, respectively. Included within our working capital deficit is $1.2 billion and $1.3 billion of current portion of debt, including capital leases, as of December 31, 2017 and December 31, 2016, respectively. Similar to others in our industry, we operate with a substantial working capital deficit. This deficit is mainly attributable to the fact that, under our business model, a vast majority of our passenger ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts remain a current liability until the sailing date. The cash generated from these advance receipts is used interchangeably with cash on hand from other sources, such as our revolving credit facilities and other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future sailing or otherwise, pay down our revolving credit facilities, invest in long term investments or any other use of cash. In addition, we have a relatively low-level of accounts receivable and rapid turnover results in a limited investment in inventories. We generate substantial cash flows from operations and our business model, along with our unsecured revolving credit facilities, has historically allowed us to maintain this working capital deficit and still meet our operating, investing and financing needs. We expect that we will continue to have working capital deficits in the future.
As of December 31, 2017, we had liquidity of $2.2 billion, consisting of approximately $0.1 billion in cash and cash equivalents and $2.1 billion available under our unsecured revolving credit facilities. We anticipate that our cash flows from operations and our current financing arrangements, as described above, will be adequate to meet our capital expenditures and debt repayments over the next twelve-month period.

In April 2017, Moody's changed our senior unsecured debt credit rating to Baa3 with a stable outlook. Consistent with the provisions of our interest rate derivatives instruments, all collateral that was posted with our counterparties as of that date was returned in April 2017. In addition, the interest margins and guarantee premium payable under certain of our credit agreements were automatically reduced in accordance with their terms.

On April 28, 2017, we announced that our Board of Directors authorized a twelve-month common stock repurchase program for up to $500 million. As of December 31, 2017, we have $275.0 million that remains available for future common stock repurchase transactions under this Board approved program. Future repurchases may be made at management's discretion from time to time on the open market or through privately negotiated transactions. Repurchases under the program are expected to be funded from available cash or borrowings under our revolving credit facilities. Refer to Note 8. Shareholders' Equity to our consolidated financial statements for further information.

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

Debt Covenants
Certain of our financing agreements contain covenants that require us, among other things, to maintain minimum net worth of at least $8.0 billion, a fixed charge coverage ratio of at least 1.25x and limit our net debt-to-capital ratio to no more than 62.5%. The fixed charge coverage ratio is calculated by dividing net cash from operations for the past four quarters by the sum of dividend payments plus scheduled principal debt payments in excess of any new financings for the past four quarters. Our minimum net worth and maximum net debt-to-capital calculations exclude the impact of Accumulated other comprehensive loss on Total shareholders' equity. We were well in excess of all debt covenant requirements as of December 31, 2017. The specific covenants and related definitions can be found in the applicable debt agreements, the majority of which have been previously filed with the Securities and Exchange Commission.

Dividends
In December 2017, we declared a cash dividend on our common stock of $0.60 per share which was paid in the first quarter of 2018. We declared a cash dividend on our common stock of $0.60 per share during the third quarter of 2017 which was paid in the fourth quarter of 2017. During the first and second quarters of 2017, we declared a cash dividend on our common stock of $0.48 per share which was paid in the second and third quarters of 2017, respectively. During the first quarter of 2017, we also paid a cash dividend on our common stock of $0.48 per share which was declared during the fourth quarter of 2016.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our long-term debt obligations including future interest payments. At December 31, 2017, approximately 57.4% of our long-term debt was effectively fixed as compared to 40.5% as of December 31, 2016. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense.

Market risk associated with our long-term fixed rate debt is the potential increase in fair value resulting from a decrease in interest rates. We use interest rate swap agreements that effectively convert a portion of our fixed-rate debt to a floating-rate basis to manage this risk. At December 31, 2017 and December 31, 2016, we maintained interest rate swap agreements on the following fixed-rate debt instruments:

Debt Instrument	Swap Notional as of December 31, 2017 (In thousands)	Maturity	Debt Fixed Rate	Swap Floating Rate: LIBOR plus	All-in Swap Floating Rate as of December 31, 2017
Oasis of the Seas term loan	$140,000	October 2021	5.41%	3.87%	5.44%
Unsecured senior notes	650,000	November 2022	5.25%	3.63%	5.05%
	$790,000

These interest rate swap agreements are accounted for as fair value hedges.

The estimated fair value of our long-term fixed-rate debt at December 31, 2017 was $2.4 billion, using quoted market prices, where available, or using the present value of expected future cash flows which incorporates risk profile. The fair value of our fixed to floating interest rate swap agreements was estimated to be a liability of $19.8 million as of December 31, 2017, based on the present value of expected future cash flows. A hypothetical one percentage point decrease in interest rates at December 31, 2017 would increase the fair value of our hedged and unhedged long-term fixed-rate debt by approximately $127.4 million and would increase the fair value of our fixed to floating interest rate swap agreements by approximately $31.8 million.

Market risk associated with our long-term floating-rate debt is the potential increase in interest expense from an increase in interest rates. We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage this risk. A hypothetical one percentage point increase in interest rates would increase our forecasted 2018 interest expense by approximately $30.1 million, assuming no change in foreign currency exchange rates.

At December 31, 2017 and December 31, 2016, we maintained interest rate swap agreements on the following floating-rate debt instruments:

Debt Instrument	Swap Notional as of December 31, 2017 (In thousands)	Maturity	Debt Floating Rate		All-in Swap Fixed Rate
Celebrity Reflection term loan	$381,792	October 2024	LIBOR plus	0.40%	2.85%
Quantum of the Seas term loan	551,250	October 2026	LIBOR plus	1.30%	3.74%
Anthem of the Seas term loan	573,958	April 2027	LIBOR plus	1.30%	3.86%
Ovation of the Seas term loan	726,250	April 2028	LIBOR plus	1.00%	3.16%
Harmony of the Seas term loan (1)	728,373	May 2028	EURIBOR plus	1.15%	2.26%
	$2,961,623
___________________________________________________________________

(1)
Interest rate swap agreements hedging the Euro-denominated term loan for Harmony of the Seas include EURIBOR zero-floors matching the hedged debt EURIBOR zero-floor. Amount presented is based on the exchange rate as of December 31, 2017.

These interest rate swap agreements are accounted for as cash flow hedges.

The fair value of our floating to fixed interest rate swap agreements was estimated to be a liability of $24.5 million as of December 31, 2017 based on the present value of expected future cash flows. These interest rate swap agreements are accounted for as cash flow hedges.

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

The estimated fair value, as of December 31, 2017, of our Euro-denominated forward contracts associated with our ship construction contracts was an asset of $235.9 million, based on the present value of expected future cash flows. As of December 31, 2017, the aggregate cost of our ships on order, not including the TUI Cruises' ships on order, was approximately $13.3 billion, of which we had deposited $465.7 million as of such date. Approximately 54.0% and 66.7% of the aggregate cost of the ships under construction was exposed to fluctuations in the Euro exchange rate at December 31, 2017 and December 31, 2016, respectively. A hypothetical 10% strengthening of the Euro as of December 31, 2017, assuming no changes in comparative interest rates, would result in a $716.0 million increase in the United States dollar cost of the foreign currency denominated ship construction contracts exposed to fluctuations in the Euro exchange rate. The majority of our foreign currency forward contracts, collar options and cross-currency swap agreements are accounted for as cash flow, fair value or net investment hedges depending on the designation of the related hedge.

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
We consider our investments in our foreign operations to be denominated in relatively stable currencies and of a long-term nature. As of December 31, 2017, we maintained foreign currency forward contracts and designated them as hedges of a portion of our net investment in TUI cruises of €101.0 million, or approximately $121.3 million based on the exchange rate at December 31, 2017. These forward currency contracts mature in October 2021.

We also address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries' and investments' functional currencies and designating it as a hedge of these subsidiaries and investments. We had designated debt as a hedge of our net investments in TUI Cruises of approximately €246.0 million, or approximately $295.3 million, through December 31, 2017. As of December 31, 2016, we had designated debt as a hedge of our net investments in TUI Cruises of approximately €295.0 million, or approximately $311.2 million.

We have included approximately $68.5 million and $114.0 million of foreign-currency transaction losses and of changes in the fair value of derivatives in the foreign currency translation adjustment component of Accumulated other comprehensive loss at December 31, 2017 and December 31, 2016, respectively.

Lastly, on a regular basis, we enter into foreign currency forward contracts and, from time to time, we utilize cross-currency swap agreements to minimize the volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than our functional currency or the functional currencies of our foreign subsidiaries. During 2017, we maintained an average of approximately $739.4 million of these foreign currency forward contracts. These instruments are not designated as hedging instruments. In 2017, 2016 and 2015 changes in the fair value of the foreign currency forward contracts resulted in a gain (loss) of approximately $62.0 million, $(51.1) million and $(55.5) million, respectively, which offset (losses) gains arising from the remeasurement of monetary assets and liabilities denominated in foreign currencies in those same years of $(75.6) million, $39.8 million and $34.6 million, respectively. These changes were recognized in earnings within Other expense in our consolidated statements of comprehensive income (loss).

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates primarily to the consumption of fuel on our ships. Fuel cost (net of the financial impact of fuel swap agreements), as a percentage of our total revenues, was approximately 7.8% in 2017, 8.4% in 2016 and 9.6% in 2015. We use fuel swap agreements to mitigate the financial impact of fluctuations in fuel prices.

As of December 31, 2017, we had fuel swap agreements to pay fixed prices for fuel with an aggregate notional amount of approximately $828.5 million, maturing through 2021. The fuel swap agreements represented 50% of our projected 2018 fuel requirements, 46% of our projected 2019 fuel requirements, 36% of our projected 2020 fuel requirements and 14% of our projected 2021 fuel requirements. These fuel swap agreements are generally accounted for as cash flow hedges. The estimated fair value of these contracts at December 31, 2017 was estimated to be an asset of $14.3 million. We estimate that a hypothetical 10% increase in our weighted-average fuel price from that experienced during the year ended December 31, 2017 would increase our forecasted 2018 fuel cost by approximately $38.0 million, net of the impact of fuel swap agreements.

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
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our Chairman and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017. The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, the independent registered certified public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in its report, which is included herein on page F-2.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Except for information concerning executive officers (called for by Item 401(b) of Regulation S-K), which is included in Part I of this Annual Report on Form 10-K, the information required by Items 10, 11, 12, 13 and 14 is incorporated herein by reference to the Royal Caribbean Cruises Ltd. Definitive Proxy Statement relating to our 2018 Annual Meeting of Shareholders (the "Proxy Statement") to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year. Please refer to the following sections in the Proxy Statement for more information regarding our corporate governance: "Corporate Governance"; "Proposal 1—Election of Directors"; and "Certain Relationships and Related Person Transactions." Copies of the Proxy Statement will become available when filed through our Investor Relations website at www.rclcorporate.com (please see "Financial Reports" under "Financial Information"); by contacting our Investor Relations department at 1050 Caribbean Way, Miami, Florida 33132—telephone (305) 982-2625; or by visiting the SEC's website at www.sec.gov.
We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, including our executive officers, and our directors. A copy of the Code of Business Conduct and Ethics is posted in the corporate governance section of our website at www.rclcorporate.com and is available in print, without charge, to shareholders upon written request to our Corporate Secretary at Royal Caribbean Cruises, Ltd., 1050 Caribbean Way, Miami, Florida 33132. Any amendments to the code or any waivers from any provisions of the code granted to executive officers or directors will be promptly disclosed to investors by posting on our website at www.rclcorporate.com. None of the websites referenced in this Annual Report on Form 10-K or the information contained therein is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)(1)  Financial Statements
Our Consolidated Financial Statements have been prepared in accordance with Item 8. Financial Statements and Supplementary Data and are included beginning on page F-1 of this report.

(2)	Financial Statement Schedules
None.

(3)	Exhibits

INDEX TO EXHIBITS

Exhibits 10.22 through 10.50 represent management compensatory plans or arrangements.

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
3.1	Restated Articles of Incorporation of the Company, as amended (composite)	S-3	3.1	3/23/2009
3.2	Amended and Restated By-Laws of the Company	8-K	3.1	9/11/2013
4.1	Indenture dated as of July 15, 1994, by and between the Company, as issuer, and The Bank of New York Trust Company, N.A., successor to NationsBank of Georgia, National Association, as Trustee	20-F	2.4	12/31/1994
4.2	Sixth Supplemental Indenture dated as of October 14, 1997, to the Indenture, dated as of July 15, 1994, by and between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee	20-F	2.11	12/31/1997
4.3	Eighth Supplemental Indenture dated as of March 16, 1998, to the Indenture, dated as of July 15, 1994, by and between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee	20-F	2.13	12/31/1997
4.4	Form of Indenture, dated as of July 31, 2006, by and between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee	S-3	4.1	7/31/2006
4.5	Second Supplemental Indenture dated as of November 7, 2012 between the Company, as issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.1	11/7/2012
4.6	Third Supplemental Indenture, dated as of November 28, 2017 between the Company, as issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.1	11/28/2017
10.1	Amended and Restated Registration Rights Agreement dated as of July 30, 1997, by and among the Company, A. Wilhelmsen AS., Cruise Associates, Monument Capital Corporation, Archinav Holdings, Ltd. and Overseas Cruiseship, Inc.	20-F	2.20	12/31/1997
10.2	Amendment to the Amended and Restated Credit Agreement, dated as of June 15, 2015, by and among the Company, The Bank of Nova Scotia, as administrative agent for the lender parties and the lender parties	8-K	10.1	6/19/2015
10.3	Amendment to the Credit Agreement, dated as of December 4, 2017, by and among the Company, the various financial institutions as are or shall become parties thereto and The Bank of Nova Scotia, as administrative agent for the lender parties	8-K	10.1	12/7/2017
10.4	Assignment and Amendment to the Credit Agreement, dated as of August 23, 2013, by and among the Company, Nordea Bank Finland plc, New York Branch, as administrative agent for the lender parties and the lender parties	8-K	10.1	8/26/2013
10.5	Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of July 10, 2015, by and among the Company Nordea Bank Finland Plc, New York Branch, as administrative agent for the lender parties and the lender parties	10-Q	10.2	6/30/2015
10.6	Amendment to the Credit Agreement, dated as of October 12, 2017, by and among the Company, the various financial institutions as are or shall become parties thereto and Nordea Bank AB (PUBL), New York branch, as administrative agent for the lender parties	8-K	10.3	10/17/2017
10.7	Amendment No. 4 to Hull No. S-697 Credit Agreement, dated as of February 2, 2016, by and between the Company, the Lenders from time to time party thereto, the Mandated Lead Arrangers and KfW-IPEX-Bank GmbH, as Hermes Agent and Facility Agent	10-K	10.7	12/31/2015
10.8	Amendment No. 4 to Hull No. S-698 Credit Agreement, dated as of February 3, 2016, by and between the Company, the Lenders from time to time party thereto, the Mandated Lead Arrangers and KfW-IPEX-Bank GmbH, as Hermes Agent and Facility Agent	10-K	10.8	12/31/2015

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
10.9	Amendment No. 1 to Hull No. S-699 Credit Agreement, dated as of March 31, 2016, by and between the Company, the Lenders from time to time party thereto, the Mandated Lead Arrangers and KfW-IPEX-Bank GmbH, as Hermes Agent and Facility Agent	10-Q	10.1	3/31/2016
10.10	Amendment and Restatement Agreement, dated as of January 15, 2016, in respect of a Facility Agreement dated, as of July 9, 2013, by and between the Company, the Lenders from time to time party thereto, Société Générale, as Facility Agent and Mandated Lead Arranger, BNP Paribas, as Documentation Bank and Mandated Lead Arranger, and HSBC France, as Mandated Lead Arranger	10-K	10.10	12/31/2015
10.11	Novation Agreement, dated as of January 30, 2015, by and between Frosaitomi Finance Ltd. the Company, Citibank International Limited, Citicorp Trustee Company Limited, Citibank N.A., London Branch and the banks and financial institutions as a lender parties thereto	8-K	10.1	2/5/2015
10.12	Form of Hull No. B34 Novated Credit Agreement (as amended and restated on February 8, 2017)	10-K	10.10	12/31/2016
10.13	Hull No. S-700 Credit Agreement, dated as of November 13, 2015, by and among the Company, the Lenders from time to time party thereto and KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent and Initial Mandated Lead Arranger.	8-K	10.1	11/19/2015
10.14	Hull No. S-713 Credit Agreement, dated as of November 13, 2015, by and among the Company, the Lenders from time to time party thereto and KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent and Initial Mandated Lead Arranger.	8-K	10.2	11/19/2015
10.15	Novation Agreement, dated as of June 22, 2016, by and between Saintiami Finance Ltd., Royal Caribbean Cruises Ltd., Citibank Europe Plc, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC France, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch and the banks and financial institutions as lender parties thereto	8-K	10.1	6/28/2016
10.16	Novation Agreement, dated as of June 22, 2016, by and between Azairemia Finance Ltd., Royal Caribbean Cruises Ltd., Citibank Europe Plc, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC France, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch and the banks and financial institutions as lender parties thereto	8-K	10.2	6/28/2016
10.17	Novation Agreement, dated as of July 24, 2017, between Hibisyeu Finance Ltd., Royal Caribbean Cruises Ltd., Citibank Europe Plc, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC France, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch and the banks and financial institutions as lender parties thereto	8-K	10.1	7/28/2017
10.18	Novation Agreement, dated as of July 24, 2017, between Hoediscus Finance Ltd., Royal Caribbean Cruises Ltd., Citibank Europe Plc, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC France, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch and the banks and financial institutions as lender parties thereto	8-K	10.2	7/28/2017
10.19	Novation Agreement, dated as of July 24, 2017, between Houatorris Finance Ltd., Royal Caribbean Cruises Ltd., Citibank Europe Plc, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC France, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch and the banks and financial institutions as lender parties thereto	8-K	10.3	7/28/2017
10.20	Icon 1 Hull No. S-1400 Credit Agreement, dated as of October 11, 2017, between Royal Caribbean Cruises Ltd., as the Borrower, the Lenders from time to time party thereto, KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent, Documentation Agent and Initial Mandated Lead Arranger and BNP Paribas Fortis SA/NV as Finnvera Agent	8-K	10.1	10/17/2017

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
10.21	Icon 2 Hull No. S-1401 Credit Agreement, dated as of October 11, 2017, between Royal Caribbean Cruises Ltd., as the Borrower, the Lenders from time to time party thereto, KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent, Documentation Agent and Initial Mandated Lead Arranger and BNP Paribas Fortis SA/NV as Finnvera Agent	8-K	10.2	10/17/2017
10.22	Royal Caribbean Cruises Ltd. 2000 Stock Award Plan	8-K	10.1	12/8/2005
10.23	Amendment No. 1 to 2000 Stock Award Plan	8-K	10.1	9/22/2006
10.24	Royal Caribbean Cruises Ltd. 2008 Equity Incentive Plan (as amended)	10-K	10.17	12/31/2016
10.25	Form of 2008 Equity Incentive Plan Stock Option Award Agreement—Incentive Options	10-Q	10.3	9/30/2008
10.26	Form of 2008 Equity Incentive Plan Stock Option Award Agreement—Nonqualified Options	10-Q	10.4	9/30/2008
10.27	Form of 2008 Equity Incentive Plan Restricted Stock Unit Agreement— Executive Officer Grants	10-K	10.23	12/31/2013
10.28	Form of 2008 Equity Incentive Plan Restricted Stock Unit Agreement— Executive Officer Grants (Non-Vesting Into Retirement)	10-Q	10.7	9/30/2017
10.29	Form of 2008 Equity Incentive Plan Restricted Stock Unit Agreement—Director Grants	10-K	10.31	12/31/2010
10.30	Form of 2008 Equity Incentive Plan Performance Shares Agreement	10-K	10.27	12/31/2014
10.31	Form of 2008 Equity Incentive Plan Performance-Based Restricted Shares Agreement	10-K	10.26	12/31/2015
10.32	Employment Agreement, dated as of December 31, 2012, by and between the Company and Richard D. Fain	10-K	10.22	12/31/2012
10.33	Employment Agreement, dated as of December 31, 2012, by and between the Company and Adam M. Goldstein	10-K	10.23	12/31/2012
10.34	Employment Agreement, dated as of May 20, 2013, by and between the Company and Jason T. Liberty	10-Q	10.2	6/30/2013
10.35	Employment Agreement, dated as of July 16, 2015, by and between the Company and Michael W. Bayley	10-Q	10.3	6/30/2015
10.36	Form of First Amendment to Employment Agreement, dated as of February 6, 2015 (entered into between the Company and each of Messrs. Fain, Goldstein and Liberty)	10-K	10.33	12/31/2014
10.37	Employment Agreement dated as of August 3, 2015, by and between Celebrity Cruises Inc. and Lisa Lutoff-Perlo	10-K	10.31	12/31/2016
10.38	Royal Caribbean Cruises Ltd. Executive Short-Term Bonus Plan	10-Q	10.4	6/30/2015
10.39	Royal Caribbean Cruises Ltd. et. al. Non Qualified 401(k) Plan	8-K	10.2	12/8/2005
10.40	Amendment to Royal Caribbean Cruises Ltd. et. al. Non Qualified 401(k) Plan	10-K	10.29	12/31/2006
10.41	Amendment to Royal Caribbean Cruises Ltd. et. al. Non Qualified 401(k) Plan	10-K	10.28	12/31/2007
10.42	Amendment to Royal Caribbean Cruises Ltd. et. al. Non Qualified 401(k) Plan	10-K	10.36	12/31/2008
10.43	Royal Caribbean Cruises Ltd. Supplemental Executive Retirement Plan	8-K	10.3	12/8/2005
10.44	Amendment to Royal Caribbean Cruises Ltd. Supplemental Executive Retirement Plan	10-K	10.31	12/31/2006
10.45	Amendment to Royal Caribbean Cruises Ltd. Supplemental Executive Retirement Plan	10-K	10.31	12/31/2007
10.46	Amendment to Royal Caribbean Cruises Ltd. Supplemental Executive Retirement Plan	10-Q	10.1	9/30/2008
10.47	Amendment to Royal Caribbean Cruises Ltd. Supplemental Executive Retirement Plan	10-K	10.38	12/31/2008

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
10.48	Cruise Policy for Members of the Board of Directors of the Company	10-K	10.35	12/31/2013
12.1	Statement regarding computation of fixed charge coverage ratio*
21.1	List of Subsidiaries*
23.1	Consent of PricewaterhouseCoopers LLP, an independent registered certified public accounting firm*
23.2	Consent of Drinker Biddle & Reath LLP*
24.1	Power of Attorney*
31.1	Certification of Richard D. Fain required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934*
31.2	Certification of Jason T. Liberty required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Richard D. Fain and Jason T. Liberty pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code**

*	Filed herewith

**	Furnished herewith
Interactive Data File

101
—The following financial statements from Royal Caribbean Cruises Ltd.'s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 20, 2018, formatted in XBRL, as follows:

	(i)	the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015;
	(ii)	the Consolidated Balance Sheets at December 31, 2017 and 2016;
	(iii)	the Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015;
	(iv)	the Consolidated Statements of Shareholders' Equity for the years ended December 31, 2017, 2016 and 2015; and
	(v)	the Notes to the Consolidated Financial Statements, tagged in summary and detail.

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL CARIBBEAN CRUISES LTD. (Registrant)
By:	/s/ JASON T. LIBERTY
Jason T. Liberty Executive Vice President, Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

February 20, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 20, 2018.

/s/ RICHARD D. FAIN
Richard D. Fain Director, Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ JASON T. LIBERTY
Jason T. Liberty Executive Vice President, Chief Financial Officer (Principal Financial Officer)

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

ROYAL CARIBBEAN CRUISES LTD.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Royal Caribbean Cruises Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Royal Caribbean Cruises Ltd. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
Certified Public Accountants
Miami, Florida
February 20, 2018

We have served as the Company’s auditor since at least 1989, which includes periods before the Company became subject to SEC reporting requirements. We have not determined the specific year we began serving as auditor of the Company.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except per share data)
Passenger ticket revenues	$6,313,170	$6,149,323	$6,058,821
Onboard and other revenues	2,464,675	2,347,078	2,240,253
Total revenues	8,777,845	8,496,401	8,299,074
Cruise operating expenses:
Commissions, transportation and other	1,363,170	1,349,677	1,400,778
Onboard and other	495,552	493,558	553,104
Payroll and related	852,990	882,891	861,775
Food	492,857	485,673	480,009
Fuel	681,118	713,676	795,801
Other operating	1,010,892	1,090,064	1,007,926
Total cruise operating expenses	4,896,579	5,015,539	5,099,393
Marketing, selling and administrative expenses	1,186,016	1,108,742	1,086,504
Depreciation and amortization expenses	951,194	894,915	827,008
Impairment of Pullmantur related assets	—	—	411,267
	7,033,789	7,019,196	7,424,172
Operating Income	1,744,056	1,477,205	874,902
Other income (expense):
Interest income	30,101	20,856	12,025
Interest expense, net of interest capitalized	(299,982)	(307,370)	(277,725)
Equity investment income	156,247	128,350	81,026
Other expense(1)	(5,289)	(35,653)	(24,445)
	(118,923)	(193,817)	(209,119)
Net Income	$1,625,133	$1,283,388	$665,783
Basic Earnings per Share:
Net income	$7.57	$5.96	$3.03
Diluted Earnings per Share:
Net income	$7.53	$5.93	$3.02
Comprehensive Income (Loss)
Net Income	$1,625,133	$1,283,388	$665,783
Other comprehensive income (loss):
Foreign currency translation adjustments	17,307	2,362	(30,152)
Change in defined benefit plans	(5,583)	(1,636)	4,760
Gain (loss) on cash flow derivative hedges	570,495	411,223	(406,047)
Total other comprehensive income (loss)	582,219	411,949	(431,439)
Comprehensive Income	$2,207,352	$1,695,337	$234,344
___________________________________________________________________

(1)	Including a $21.7 million loss related to the 2016 elimination of the Pullmantur reporting lag and a net deferred tax benefit of $12.0 million related to the 2015 Pullmantur impairment.

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2017	2016
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$120,112	$132,603
Trade and other receivables, net	318,641	291,899
Inventories	111,393	114,087
Prepaid expenses and other assets	193,562	209,716
Derivative financial instruments	99,320	—
Total current assets	843,028	748,305
Property and equipment, net	19,735,180	20,161,427
Goodwill	288,512	288,386
Other assets	1,429,597	1,112,206
	$22,296,317	$22,310,324
Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$1,188,514	$1,285,735
Accounts payable	360,113	305,313
Accrued interest	47,469	46,166
Accrued expenses and other liabilities	903,022	692,322
Derivative financial instruments	47,464	146,592
Customer deposits	2,243,682	1,965,473
Total current liabilities	4,790,264	4,441,601
Long-term debt	6,350,937	8,101,701
Other long-term liabilities	452,813	645,610
Commitments and contingencies (Note 15)
Shareholders' equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 235,198,901 and 234,613,486 shares issued, December 31, 2017 and December 31, 2016, respectively)	2,352	2,346
Paid-in capital	3,390,117	3,328,517
Retained earnings	9,022,405	7,860,341
Accumulated other comprehensive loss	(334,265)	(916,484)
Treasury stock (21,861,308 and 20,019,237 common shares at cost, December 31, 2017 and December 31, 2016, respectively)	(1,378,306)	(1,153,308)
Total shareholders' equity	10,702,303	9,121,412
	$22,296,317	$22,310,324

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Operating Activities
Net income	$1,625,133	$1,283,388	$665,783
Adjustments:
Depreciation and amortization	951,194	894,915	827,008
Impairment of Pullmantur related assets	—	—	411,267
Net deferred income tax expense (benefit)	1,730	2,608	(10,001)
Share-based compensation expense	69,459	32,659	36,073
Equity investment income	(156,247)	(128,350)	(81,026)
Amortization of debt issuance costs	45,943	52,795	52,153
Gain on sale of property and equipment	(30,902)	—	—
(Gain) loss on derivative instruments not designated as hedges	(61,704)	45,670	59,162
Changes in operating assets and liabilities:
(Increase) decrease in trade and other receivables, net	(32,043)	4,759	63,102
Decrease (increase) in inventories	2,424	(1,679)	1,197
Decrease (increase) in prepaid expenses and other assets	20,859	11,519	(2,262)
Increase (decrease) in accounts payable	36,780	29,564	(25,278)
Increase (decrease) in accrued interest	1,303	7,841	(10,749)
Increase in accrued expenses and other liabilities	34,215	20,718	33,859
Increase (decrease) in customer deposits	274,705	188,632	(92,849)
Dividends received from unconsolidated affiliates	109,677	75,942	33,338
Other, net	(17,960)	(4,291)	(14,411)
Net cash provided by operating activities	2,874,566	2,516,690	1,946,366
Investing Activities
Purchases of property and equipment	(564,138)	(2,494,363)	(1,613,340)
Cash received (paid) on settlement of derivative financial instruments	63,224	(213,202)	(178,597)
Investments in and loans to unconsolidated affiliates	(10,396)	(9,155)	(56,163)
Cash received on loans to unconsolidated affiliates	62,303	38,213	124,253
Proceeds from sale of property and equipment	230,000	—	—
Other, net (1)	5,415	(46,385)	(19,128)
Net cash used in investing activities	(213,592)	(2,724,892)	(1,742,975)
Financing Activities
Debt proceeds	5,866,966	7,338,560	4,399,501
Debt issuance costs	(51,590)	(88,241)	(68,020)
Repayments of debt	(7,835,087)	(6,365,570)	(4,118,553)
Purchase of treasury stock	(224,998)	(299,960)	(200,000)
Dividends paid	(437,455)	(346,487)	(280,212)
Proceeds from exercise of common stock options	2,525	2,258	11,252
Other, net	3,843	3,249	2,520
Net cash (used in) provided by financing activities	(2,675,796)	243,809	(253,512)
Effect of exchange rate changes on cash	2,331	(24,569)	(17,555)
Net (decrease) increase in cash and cash equivalents	(12,491)	11,038	(67,676)

The accompanying notes are an integral part of these consolidated financial statements.

Cash and cash equivalents at beginning of year	132,603	121,565	189,241
Cash and cash equivalents at end of year	$120,112	$132,603	$121,565
Supplemental Disclosures
Cash paid during the year for:
Interest, net of amount capitalized	$249,615	$256,775	$248,611

Non-Cash Investing Activities
Purchases of property and equipment included in accounts payable and accrued expenses and other liabilities	$139,644	$—	$—
Notes receivable issued upon sale of property and equipment	$20,409	$213,042	$—
___________________________________________________________________

(1)    Amount includes $26.0 million in 2016 related to cash included in the divestiture of Pullmantur Holdings.

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
	(in thousands)
Balances at January 1, 2015	$2,331	$3,253,552	$6,575,248	$(896,994)	$(649,778)	$8,284,359
Issuance under employee related plans	8	40,497	—	—	—	40,505
Common Stock dividends	—	—	(296,169)	—	—	(296,169)
Changes related to cash flow derivative hedges	—	—	—	(406,047)	—	(406,047)
Change in defined benefit plans	—	—	—	4,760	—	4,760
Foreign currency translation adjustments	—	—	—	(30,152)	—	(30,152)
Purchase of Treasury Stock	—	3,570	—	—	(203,570)	(200,000)
Net income	—	—	665,783	—	—	665,783
Balances at December 31, 2015	2,339	3,297,619	6,944,862	(1,328,433)	(853,348)	8,063,039
Issuance under employee related plans	7	30,898	—	—	—	30,905
Common Stock dividends	—	—	(367,909)	—	—	(367,909)
Changes related to cash flow derivative hedges	—	—	—	411,223	—	411,223
Change in defined benefit plans	—	—	—	(1,636)	—	(1,636)
Foreign currency translation adjustments	—	—	—	2,362	—	2,362
Purchases of Treasury Stock	—	—	—	—	(299,960)	(299,960)
Net income	—	—	1,283,388	—	—	1,283,388
Balances at December 31, 2016	2,346	3,328,517	7,860,341	(916,484)	(1,153,308)	9,121,412
Issuance under employee related plans	6	61,600	—	—	—	61,606
Common Stock dividends	—	—	(463,069)	—	—	(463,069)
Changes related to cash flow derivative hedges	—	—	—	570,495	—	570,495
Change in defined benefit plans	—	—	—	(5,583)	—	(5,583)
Foreign currency translation adjustments	—	—	—	17,307	—	17,307
Purchases of Treasury Stock	—	—	—	—	(224,998)	(224,998)
Net income	—	—	1,625,133	—	—	1,625,133
Balances at December 31, 2017	$2,352	$3,390,117	$9,022,405	$(334,265)	$(1,378,306)	$10,702,303

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1. General
Description of Business
We are a global cruise company. We own and operate three global cruise brands: Royal Caribbean International, Celebrity Cruises and Azamara Club Cruises. We also own a 50% joint venture interest in the German brand TUI Cruises, a 49% interest in the Spanish brand Pullmantur and have a 36% interest in the Chinese brand SkySea Cruises (collectively, our "Partner Brands"). We account for our investments in our Partner Brands under the equity method of accounting. Together, our Global Brands and our Partner Brands operate a combined 49 ships as of December 31, 2017. Our ships operate on a selection of worldwide itineraries that call on approximately 540 destinations on all seven continents.
Effective July 31, 2016, we sold 51% of our interest in Pullmantur Holdings (formerly known as Royal Caribbean Holdings de España S.L. or "RCHE"), the parent company of the Pullmantur brand. We retain a 49% interest in Pullmantur Holdings as well as full ownership of the four vessels currently operated by the Pullmantur brand under bareboat charter arrangements. We account for the bareboat charters of the vessels to Pullmantur Holdings as operating leases. We also provide certain ship management services to Pullmantur Holdings. We recognized an immaterial gain on the sale of our majority interest in Pullmantur Holdings. We had also retained full ownership of the aircraft which we subsequently sold during 2017. Effective August 2016, we no longer consolidate Pullmantur Holdings in our consolidated financial statements and our investment in the company is accounted for under the equity method of accounting. Refer to Note 6. Other Assets for further information on our retained interest in Pullmantur Holdings and Note 5. Property and Equipment for further information on the sale of the aircraft. The sale did not represent a strategic shift that will have a major effect on our operations and financial results, as we continue to provide similar itineraries to and source passengers from the markets served by the Pullmantur business. Therefore, the sale of Pullmantur Holdings did not meet the criteria for discontinued operations reporting.
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
Prior to January 1, 2016, we consolidated the operating results of Pullmantur Holdings on a two-month reporting lag to allow for more timely preparation of our consolidated financial statements. Effective January 1, 2016, we eliminated the two-month reporting lag to reflect Pullmantur Holdings' financial position, results of operations and cash flows concurrently and consistently with the fiscal calendar of the Company ("elimination of the Pullmantur reporting lag"). The elimination of the Pullmantur reporting lag represented a change in accounting principle which we believed to be preferable because it provided more current information to the users of our financial statements. A change in accounting principle requires retrospective application, if material. The impact of the elimination of the reporting lag was immaterial to prior periods and was immaterial for our fiscal year ended December 31, 2016. As a result, we have accounted for this change in accounting principle in our consolidated results for the year ended December 31, 2016. Accordingly, the results of Pullmantur Holdings for November and December 2015 were included in our statement of comprehensive income (loss) for the year ended December 31, 2016. The effect of this change was

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

a decrease to net income of $21.7 million, which has been reported within Other expense in our consolidated statements of comprehensive income (loss) for the year ended December 31, 2016.
Note 2. Summary of Significant Accounting Policies
Revenues and Expenses
Deposits received on sales of passenger cruises are initially recorded as customer deposit liabilities on our balance sheet. Customer deposits are subsequently recognized as passenger ticket revenues, together with revenues from onboard and other goods and services and all associated cruise operating expenses of a voyage.

Revenues and expenses include port costs that vary with guest head counts. The amounts of such port costs charged to our guests and included within Passenger ticket revenues on a gross basis were $569.5 million, $570.3 million and $561.1 million for the years 2017, 2016 and 2015, respectively.
Cash and Cash Equivalents
Cash and cash equivalents include cash and marketable securities with original maturities of less than 90 days.
Inventories
Inventories consist of provisions, supplies and fuel carried at the lower of cost (weighted-average) or net realizable value.
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
We review long-lived assets for impairment whenever events or changes in circumstances indicate, based on estimated undiscounted future cash flows, that the carrying amount of these assets may not be fully recoverable. For purposes of recognition and measurement of an impairment loss, long-lived assets are grouped with other assets and

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The lowest level for which we maintain identifiable cash flows that are independent of the cash flows of other assets and liabilities is at the ship level for our ships and, prior to the sale of the aircraft, at the aggregated asset group level for our aircraft. If estimated future cash flows are less than the carrying value of an asset, an impairment charge is recognized to the extent its carrying value exceeds fair value.
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
Media advertising was $233.5 million, $240.3 million and $242.8 million, and brochure, production and direct mail costs were $126.7 million, $120.8 million and $127.1 million for the years 2017, 2016 and 2015, respectively.
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

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Foreign Currency Translations and Transactions
We translate assets and liabilities of our foreign subsidiaries whose functional currency is the local currency, at exchange rates in effect at the balance sheet date. We translate revenues and expenses at weighted-average exchange rates for the period. Equity is translated at historical rates and the resulting foreign currency translation adjustments are included as a component of Accumulated other comprehensive loss, which is reflected as a separate component of Shareholders' equity. Exchange gains or losses arising from the remeasurement of monetary assets and liabilities denominated in a currency other than the functional currency of the entity involved are immediately included in our earnings, except for certain liabilities that have been designated to act as a hedge of a net investment in a foreign operation or investment. Exchange (losses) gains were $(75.6) million, $39.8 million and $34.6 million for the years 2017, 2016 and 2015, respectively, and were recorded within Other expense. The majority of our transactions are settled in United States dollars. Gains or losses resulting from transactions denominated in other currencies are recognized in income at each balance sheet date.
Concentrations of Credit Risk
We monitor our credit risk associated with financial and other institutions with which we conduct significant business and, to minimize these risks, we select counterparties with credit risks acceptable to us and we seek to limit our exposure to an individual counterparty. Credit risk, including but not limited to counterparty nonperformance under derivative instruments, our credit facilities and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions, insurance companies and export credit agencies many of which we have long-term relationships with and which have credit risks acceptable to us or where the credit risk is spread out among a large number of counterparties. As of December 31, 2017, we had counterparty credit risk exposure under our derivative instruments of approximately $212.8 million, which was limited to the cost of replacing the contracts in the event of non-performance by the counterparties to the contracts, the majority of which are currently our lending banks. As of December 31, 2016, we did not have any exposure under our derivative instruments. We do not anticipate nonperformance by any of our significant counterparties. In addition, we have established guidelines we follow regarding credit ratings and instrument maturities to maintain safety and liquidity. We do not normally require collateral or other security to support credit relationships; however, in certain circumstances this option is available to us.
Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share incorporates the incremental shares issuable upon the assumed exercise of stock options and conversion of potentially dilutive securities.
Stock-Based Employee Compensation

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We measure and recognize compensation expense at the estimated fair value of employee stock awards. Compensation expense for awards and the related tax effects are recognized as they vest. We use the estimated amount of expected forfeitures to calculate compensation costs for all outstanding awards.
Segment Reporting
We own and operate three global cruise brands, Royal Caribbean International, Celebrity Cruises and Azamara Club Cruises. We also own a 50% joint venture interest with TUI AG which operates the brand TUI Cruises, a 49% interest in the Spanish brand Pullmantur and have a 36% interest in the Chinese brand SkySea Cruises. We believe our brands possess the versatility to enter multiple cruise market segments within the cruise vacation industry. Although each of these brands have its own marketing style as well as ships and crews of various sizes, the nature of the products sold and services delivered by these brands share a common base (i.e., the sale and provision of cruise vacations). Our brands also have similar itineraries as well as similar cost and revenue components. In addition, our brands source passengers from similar markets around the world and operate in similar economic environments with a significant degree of commercial overlap. As a result, our brands have been aggregated as a single reportable segment based on the similarity of their economic characteristics, types of consumers, regulatory environment, maintenance requirements, supporting systems and processes as well as products and services provided. Our Chairman and Chief Executive Officer has been identified as the chief operating decision-maker and all significant operating decisions including the allocation of resources are based upon the analyses of the Company as one segment.
Information by geographic area is shown in the table below. Passenger ticket revenues are attributed to geographic areas based on where the reservation originates.

	2017	2016	2015
Passenger ticket revenues:
United States	59%	55%	55%
All other countries	41%	45%	45%
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

We have elected the modified retrospective method which will involve applying the guidance retrospectively only to the most current period presented in the consolidated financial statements and recognizing the cumulative effect of initially applying the guidance as an adjustment to the January 1, 2018 opening balance of retained earnings, if any. We have completed our evaluation of potential changes to our core revenues using the five-step model supported by the new revenue standard, including our accounting for customer loyalty programs and promotional offerings. Based on our assessment, the adoption of this newly issued guidance is not expected to have a material impact to the timing of recognition of our core revenues, but will require us to enhance our disclosures with respect to our revenue recognition policies.

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

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Derivatives and Hedging

In August 2017, amended GAAP guidance was issued to simplify and improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. In addition to changes in designation and measurement for qualifying hedge relationships, the guidance requires an entity to report the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. As a result, hedge ineffectiveness will no longer be separately measured or reported. This guidance will be effective for our annual reporting period beginning after December 15, 2018, including interim periods therein. Early adoption is permitted in any interim period after issuance of this guidance. All transition

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

requirements and elections should be applied to hedging relationships existing on the date of adoption. The effect of the adoption should be reflected as of the beginning of the fiscal year of adoption. We plan to early adopt this guidance in the first quarter of 2018. The adoption for this newly issued guidance is not expected to have a material impact on our consolidated financial statements.
Reclassifications
For the year ended December 31, 2016, restructuring charges of $8.5 million have been reclassified from Restructuring charges into Marketing, selling and administrative expenses in the consolidated statements of comprehensive income (loss) in order to conform to the current year presentation.
Note 3. Goodwill
The carrying amount of goodwill attributable to our Royal Caribbean International and Celebrity Cruises reporting units and the changes in such balances during the years ended December 31, 2017 and December 31, 2016 were as follows (in thousands):

	Royal Caribbean International	Celebrity Cruises	Total
Balance at December 31, 2015	$286,764	$—	$286,764
Goodwill attributable to purchase of Ocean Adventures(1)	—	1,600	1,600
Foreign currency translation adjustment	(10)	32	22
Balance at December 31, 2016	286,754	1,632	288,386
Foreign currency translation adjustment	126	—	126
Balance at December 31, 2017	$286,880	$1,632	$288,512
___________________________________________________________________

(1)
In 2016, we purchased Ocean Adventures. The acquisition was accounted for as a business purchase combination using the purchase method of accounting which requires the use of fair value measurements. The business combination, including purchase transaction and assets acquired, was immaterial to our consolidated financial statements.

During the fourth quarter of 2017, we performed a qualitative assessment of whether it was more-likely-than-not that our Royal Caribbean International reporting unit's fair value was less than its carrying amount before applying the two-step goodwill impairment test. The qualitative analysis included assessing the impact of certain factors such as general economic conditions, limitations on accessing capital, changes in forecasted operating results, changes in fuel prices and fluctuations in foreign exchange rates. Based on our qualitative assessment, we concluded that it was more-likely-than-not that the estimated fair value of the Royal Caribbean International reporting unit exceeded its carrying value and thus, we did not proceed to the two-step goodwill impairment test. No indicators of impairment exist primarily because the reporting unit's fair value has consistently exceeded its carrying value by a significant margin and forecasts of operating results generated by the reporting unit appear sufficient to support its carrying value. As a result of our assessment, we did not record an impairment of goodwill for the year ended December 31, 2017.

For the year ended December 31, 2016, we did not record an impairment of goodwill for our reporting units.

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
Note 4. Intangible Assets
Intangible assets are reported in Other assets in our consolidated balance sheets. The carrying amount of indefinite-life intangible assets was not material for the years ended December 31, 2017 and December 31, 2016.
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
Finite-life intangible assets had a gross carrying amount and accumulated amortization amount of $11.6 million and $3.7 million, respectively, as of December 31, 2017, consisting of operating licenses to operate in the Galapagos Islands. As of December 31, 2017, the remaining weighted average remaining life of these licenses were approximately 26.6 years. Amortization expense for finite-life intangible assets was immaterial to our consolidated financial statements.
Note 5. Property and Equipment
Property and equipment consists of the following (in thousands):

	2017	2016
Ships	$23,714,745	$23,978,822
Ship improvements	2,410,525	2,359,639
Ships under construction	642,235	354,425
Land, buildings and improvements, including leasehold improvements and port facilities	250,079	341,605
Computer hardware and software, transportation equipment and other	762,512	1,108,301
Total property and equipment	27,780,096	28,142,792
Less—accumulated depreciation and amortization	(8,044,916)	(7,981,365)
	$19,735,180	$20,161,427
Ships under construction include progress payments for the construction of new ships as well as planning, design, interest and other associated costs. We capitalized interest costs of $24.2 million, $25.3 million and $26.5 million for the years 2017, 2016 and 2015, respectively.
During 2017, we sold our three aircraft and 6% of our ownership stake in Wamos Air, S.A. (formerly known as Pullmantur Air, S.A.) to Wamos Air, S.A. In connection with the sale transaction, we extended two loans to Wamos Air, S.A. totaling €17.3 million, or approximately $20.8 million based on the exchange rate at December 31, 2017. The loans accrue interest at rates ranging from 4.78% to 5.35% per annum, amortize through maturity of October 2019 and July 2021, respectively, and are secured by first priority security interests over the aircraft engines and shares sold

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in connection with the transaction. The sale resulted in an immaterial gain that was recognized in earnings during the fourth quarter of 2017. Post-sale, we retain a 13% interest in Wamos Air, S.A.

During 2017, we entered into agreements with Meyer Turku to build two Icon-class ships for our Royal Caribbean International brand and we entered into an agreement to purchase a ship for our Azamara Club Cruises brand. Refer to Note 15. Commitments and Contingencies for further information.

In March 2017, we sold Legend of the Seas to an affiliate of TUI AG, our joint venture partner in TUI Cruises. The sale resulted in a gain of $30.9 million and is reported within Other operating within Cruise operating expenses in our consolidated statements of comprehensive income (loss) for the year ended December 31, 2017.

During 2016, we sold our 51% interest in Pullmantur Holdings. For further information on the sale transaction, refer to Note 1. General. Due to this sale and the resulting change in the nature of the cash flows generated by the vessels that are owned by us and operated by Pullmantur Holdings, we reviewed these vessels for impairment and determined that the undiscounted future cash flows of the vessels exceeded their carrying value; therefore, no impairment was required at the time of the sale.

In April 2016, we sold Splendour of the Seas to TUI Cruises. Concurrent with the acquisition, TUI Cruises leased the ship to an affiliate of TUI AG, our joint venture partner in TUI Cruises, which now operates the ship. The gain recognized did not have a material effect to our consolidated financial statements.

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

During 2015, Pullmantur sold Ocean Dream to an unrelated third-party for $34.6 million. The purchase price was paid via a secured promissory note, payable over a nine-year period. The buyer's obligations under this loan accrue interest at the rate of 6.0% per annum and are secured by a first priority mortgage on the ship. The sale resulted in an immaterial gain that was deferred and is expected to be recognized at the end of the nine-year term.
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

We have determined that TUI Cruises GmbH, our 50%-owned joint venture, which operates the brand TUI Cruises, is a VIE. As of December 31, 2017, the net book value of our investment in TUI Cruises was approximately $624.5 million, primarily consisting of $422.8 million in equity and a loan of €166.5 million, or approximately $199.8 million based on the exchange rate at December 31, 2017. As of December 31, 2016, the net book value of our investment in TUI Cruises was approximately $517.0 million, primarily consisting of $323.5 million in equity and a loan of €182.3 million, or approximately $192.4 million based on the exchange rate at December 31, 2016. The loan, which was made in connection with the sale of Splendour of the Seas in April 2016, accrues interest at a rate of 6.25% per annum and is payable over 10 years. This loan is 50% guaranteed by TUI AG, our joint venture partner in TUI Cruises, and is secured by a first priority mortgage on the ship. Refer to Note 5. Property and Equipment for further information. The majority of these amounts were included within Other assets in our consolidated balance sheets.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition, we and TUI AG have each guaranteed the repayment by TUI Cruises of 50% of a bank loan. As of December 31, 2017, the outstanding principal amount of the loan was €95.1 million, or approximately $114.2 million based on the exchange rate at December 31, 2017. While this loan matures in May 2022, the lenders have agreed to release each shareholder's guarantee if certain conditions are met by April 2018. The loan amortizes quarterly and is secured by first mortgages on the Mein Schiff 1 and Mein Schiff 2 vessels. Based on current facts and circumstances, we do not believe potential obligations under our guarantee of this bank loan are probable.

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
TUI Cruises has two newbuild ships on order scheduled to be delivered in each of 2018 and 2019. TUI Cruises has in place agreements for the secured financing of each of the ships on order for up to 80% of the contract price. The remaining portion of the contract price of the ships is expected to be funded through an existing €150.0 million, or approximately $180.1 million based on the exchange rate at December 31, 2017, bank facility and TUI Cruises’ cash flows from operations. The various ship construction and financing agreements include certain restrictions on each of our and TUI AG’s ability to reduce our current ownership interest in TUI Cruises below 37.55% through 2021.
We have determined that Pullmantur Holdings, in which we have a 49% noncontrolling interest, is a VIE for which we are not the primary beneficiary, as we do not have the power to direct the activities that most significantly impact the entity's economic performance. Accordingly, following the sale of our 51% interest in Pullmantur Holdings to Springwater Capital LLC ("Springwater") in 2016, we do not consolidate this entity and we account for this investment under the equity method of accounting. As of December 31, 2017, our maximum exposure to loss in Pullmantur Holdings was approximately $53.7 million consisting of loans and other receivables. As of December 31, 2016, our maximum exposure to loss in Pullmantur Holdings was approximately $43.7 million consisting of loans and other receivables. These amounts were included within Trade and other receivables, net and Other assets in our consolidated balance sheets.
In conjunction with the sale of our 51% interest in Pullmantur Holdings, we agreed to provide a non-revolving working capital facility to a Pullmantur Holdings subsidiary in the amount of up to €15.0 million or approximately $18.0 million based on the exchange rate at December 31, 2017. Proceeds of the facility, which may be drawn through July 2018, will bear interest at the rate of 6.5% per annum and are payable through 2022. Springwater has guaranteed repayment of 51% of the outstanding amounts under the facility. As of December 31, 2017, no amounts had been drawn on this facility. See Note 1. General for further discussion on the sales transaction.
We have determined that Grand Bahama Shipyard Ltd. ("Grand Bahama"), a ship repair and maintenance facility in which we have a 40% noncontrolling interest, is a VIE. This facility serves cruise and cargo ships, oil and gas tankers and offshore units. We utilize this facility, among other ship repair facilities, for our regularly scheduled drydocks and certain emergency repairs as may be required. During the year ended December 31, 2017 and 2016, we made payments of $16.0 million and $39.8 million, respectively, to Grand Bahama for ship repair and maintenance services. We have determined that we are not the primary beneficiary of this facility, as we do not have the power to direct the activities that most significantly impact the facility's economic performance. Accordingly, we do not consolidate this entity and we account for this investment under the equity method of accounting. As of December 31, 2017, the net book value of our investment in Grand Bahama was approximately $49.4 million, consisting of $32.4 million in equity and a loan of $17.0 million. As of December 31, 2016, the net book value of our investment in Grand Bahama was approximately $47.0 million, consisting of $23.2 million in equity and a loan of $23.8 million. These amounts represent our maximum exposure to loss related to our investment in Grand Bahama. During the first quarter of 2016, our debt agreement with Grand Bahama was amended to extend the maturity by 10 years and increase the applicable interest rate to the lower

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of (i) LIBOR plus 3.50% and (ii) 5.50%. Interest payable on the loan is due on a semi-annual basis. We have experienced strong payment performance on the loan since its amendment, and as a result completed an evaluation and review of the loan resulting in a reclassification of the loan to accrual status as of October 2017. During the year ended December 31, 2017, we received principal and interest payments of approximately $15.7 million. During the year ended December 31, 2016, we received payments of approximately $14.8 million. The loan balance is included within Other assets in our consolidated balance sheets. The loan is currently accruing interest under the effective yield method, which includes the recognition of previously unrecognized interest that accumulated while the loan was in non-accrual status.
We monitor credit risk associated with the loan through our participation on Grand Bahama's board of directors along with our review of Grand Bahama's financial statements and projected cash flows. Based on this review, we believe the risk of loss associated with the outstanding loan is not probable as of December 31, 2017.
We have determined that Skysea Holding International Ltd. ("Skysea Holding"), in which we have a 36% noncontrolling interest, is a VIE. During the second quarter of 2017, we made an equity contribution of $7.1 million which increased our equity interest from 35% to 36%. The contribution was made pursuant to a funding arrangement in which the entity's three largest investors agreed to contribute a total of $30.0 million in proportion to their equity interest in a series of installments. We have determined that we are not the primary beneficiary of Skysea Holding as we do not have the power to direct the activities that most significantly impact the entity's economic performance. Accordingly, we do not consolidate this entity and we account for this investment under the equity method of accounting. In December 2014, we and Ctrip.com International Ltd, which also owns 36% of Skysea Holding, each provided a debt facility to a wholly owned subsidiary of Skysea Holding in the amount of $80.0 million, with an applicable interest rate of 6.5% per annum, which mature in January 2030. Due to recent payment performance, the loans were classified to non-accrual status in 2017. The facilities, which are pari passu to each other, are each 100% guaranteed by Skysea Holding and are secured by first priority mortgages on the ship Golden Era. As of December 31, 2017, the net book value of our investment in Skysea Holding and its subsidiaries was approximately $96.0 million, consisting of $4.4 million in equity and loans and other receivables of $91.6 million. As of December 31, 2016, the net book value of our investment in Skysea Holding and its subsidiaries was approximately $98.0 million, consisting of $9.2 million in equity and loans and other receivables of $88.8 million. The majority of these amounts were included within Other assets in our consolidated balance sheets and represent our maximum exposure to loss related to our investment in Skysea Holding.
We monitor credit risk associated with the loan through our participation on Skysea Holding's board of directors along with our review of Skysea Holding's financial statements and projected cash flows. Based on this review, we believe the risk of loss associated with the outstanding loan is not probable as of December 31, 2017.
The following tables set forth information regarding our investments accounted for under the equity method of accounting, including the entities discussed above, (in thousands):

	For the period ended December 31,
	2017	2016	2015
Share of equity income from investments	$156,247	$128,350	$81,026
Dividends received	$109,677	$75,942	$33,338

	As of December 31,
	2017	2016
Total notes receivable due from equity investments	$314,323	$323,636
Less-current portion(1)	38,658	40,742
Long-term portion(2)	$275,665	$282,894
___________________________________________________________________

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)     Included within Trade and other receivables, net in our consolidated balance sheets.

(2)    Included within Other assets in our consolidated balance sheets.

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

	For the period ended December 31,
	2017	2016	2015
Revenues	$53,532	$30,517	$20,217
Expenses	$15,176	$12,795	$15,669

Summarized financial information for our affiliates accounted for under the equity method of accounting was as follows (in thousands):

	As of December 31,
	2017	2016
Current assets	$532,330	$492,707
Non-current assets	3,673,613	2,942,580
Total assets	$4,205,943	$3,435,287

Current liabilities	$1,152,193	$887,175
Non- current liabilities	1,974,166	1,704,495
Total liabilities	$3,126,359	$2,591,670

Equity attributable to:
Noncontrolling interest	$1,753	$1,544

	For the period ended December 31,
	2017	2016	2015
Total revenues	$1,994,014	$1,340,662	$990,172
Total expenses	(1,684,276)	(1,078,470)	(830,898)
Net income	$309,738	$262,192	$159,274

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Long-Term Debt
Long-term debt consists of the following (in thousands):

	2017	2016
$1.4 billion unsecured revolving credit facility, LIBOR plus 1.175%, currently 2.64% and a facility fee of 0.20%, due 2020	$300,000	$925,000
$1.2 billion unsecured revolving credit facility, LIBOR plus 1.175%, currently 2.58% and a facility fee of 0.20%, due 2022	280,000	805,000
Unsecured senior notes and senior debentures, 2.65% to 7.50%, due 2018, 2020, 2022, 2027 and 2028	1,866,359	1,073,261
$200 million unsecured term loan, LIBOR plus 1.30%	—	200,000
$841.8 million unsecured term loan, LIBOR plus 1.00%, currently 2.52% due through 2028	736,604	806,756
$226.1 million unsecured term loan, 2.53%, due through 2028	197,837	216,677
€700.7 million unsecured term loan, EURIBOR plus 1.15% currently 1.15%, due through 2028	736,020	708,417
$742.1 million unsecured term loan, LIBOR plus 1.30%, currently 2.81%, due through 2027	587,497	649,338
$273.2 million unsecured term loan, LIBOR plus 1.75%	—	273,166
$519 million unsecured term loan, LIBOR plus 0.45%, currently 2.00%, due through 2020	129,786	173,049
$420 million unsecured term loan, 5.41%, due through 2021	135,514	171,444
$420 million unsecured term loan, LIBOR plus 1.65%, currently 3.21%, due through 2021	140,000	175,000
€159.4 million unsecured term loan, EURIBOR plus 1.58%, currently 1.58%, due through 2021	63,798	70,082
$524.5 million unsecured term loan, LIBOR plus 0.50%, currently 1.96%, due through 2021	174,833	218,542
$566.1 million unsecured term loan, LIBOR plus 0.37%, currently 1.90%, due through 2022	212,276	259,448
$1.1 billion unsecured term loan, LIBOR plus 1.65%, currently 3.21%, due through 2022	345,877	460,652
$632.0 million unsecured term loan, LIBOR plus 0.40%, currently 1.86%, due through 2023	315,979	368,643
$673.5 million unsecured term loan, LIBOR plus 0.40%, currently 1.92%, due through 2024	392,860	448,983
$65.0 million unsecured term loan, LIBOR plus 1.45%, currently 3.02%, due through 2019	65,227	67,027
$380.0 million unsecured term loan, LIBOR plus 1.45%, currently 3.02%, due 2018	380,000	380,000
$791.1 million unsecured term loan, LIBOR plus 1.30%, currently 2.85%, due through 2026	593,331	659,256
$290.0 million unsecured term loan, LIBOR plus 1.75%	—	290,000
€365 million unsecured term loan, EURIBOR plus 1.75%	—	123,963
$7.3 million unsecured term loan, LIBOR plus 2.5%	—	3,964
$30.3 million unsecured term loan, LIBOR plus 3.75%, currently 5.29%, due through 2021	5,400	6,597
€80.0 million unsecured term loan, EURIBOR plus 1.32% currently 1.32%, due through 2024	14,267	—
Capital lease obligations	33,139	40,385
Total debt	7,706,604	9,574,650
Less: unamortized debt issuance costs	(167,153)	(187,214)
Total debt, net of unamortized debt issuance costs	7,539,451	9,387,436
Less: current portion	(1,188,514)	(1,285,735)
Long-term portion	$6,350,937	$8,101,701

In October 2017, we amended and restated our $1.2 billion unsecured revolving credit facility due August 2018. The amendment reduced the applicable margin and extended the termination date to October 2022. The applicable margin and facility fee vary with our debt rating and are currently 1.175% and 0.20%, respectively. In December 2017, we also amended and restated our $1.4 billion unsecured revolving credit facility due June 2020 to reduce pricing in line with the amended pricing of the $1.2 billion unsecured revolving credit facility. These amendments did not result

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in the extinguishment of debt. Accordingly, as of December 31, 2017, we have an aggregate revolving borrowing capacity of $2.6 billion.
In November 2017, we issued $300 million of 2.65% and $500 million of 3.70% unsecured senior notes due 2020 and 2028, respectively, at 99.977% and 99.623% of par, respectively. Amounts from the issuance of these notes were used for general corporate purposes, such as repayment and refinancing of debt.
In November 2017, we entered into a credit agreement which provides an unsecured term loan facility in an amount up to €80.0 million, or approximately $96.0 million based on the exchange rate at December 31, 2017, for the purchase of a ship we have on order designed for the Galapagos Islands. We may draw up to five times under the facility through the earlier of the delivery of the ship and June 30, 2019. As of December 31, 2017, we have drawn €11.9 million, or approximately $14.3 million based on the exchange rate at December 31, 2017, on this facility. The loan is due and payable at maturity in November 2024. Interest on the loan accrues at a floating rate based on EURIBOR plus the applicable margin. The applicable margin varies with our debt rating and was 1.32% as of December 31, 2017. In addition, we are subject to a commitment fee of 0.20% per annum on the undrawn amount.
Except as described above, all of our unsecured ship financing term loans are guaranteed by the export credit agency in the respective country in which the ship is constructed. In consideration for these guarantees, depending on the financing arrangement, we pay to the applicable export credit agency (1) a fee of 1.01% per annum based on the outstanding loan balance semi-annually over the term of the loan (subject to adjustment based upon our credit ratings) or (2) an upfront fee of 2.35% to 2.37% of the maximum loan amount. We amortize the fees that are paid upfront over the life of the loan and those that are paid semi-annually over each respective payment period. We classify these fees within Amortization of debt issuance costs in our consolidated statements of cash flows and within Other assets in our consolidated balance sheets.
Under certain of our agreements, the contractual interest rate, facility fee and/or export credit agency fee vary with our debt rating.
The unsecured senior notes and senior debentures are not redeemable prior to maturity, except that certain series may be redeemed upon the payment of a make-whole premium.
Following is a schedule of annual maturities on long-term debt including capital leases as of December 31, 2017 for each of the next five years (in thousands):

Year
2018	$1,188,514
2019	762,614
2020	1,292,478
2021	640,734
2022	1,380,583
Thereafter	2,274,528
$7,539,451
Note 8. Shareholders' Equity
During the fourth and third quarters of 2017, we declared a cash dividend on our common stock of $0.60 per share which was paid in the first quarter of 2018 and fourth quarter of 2017, respectively. During the first and second quarters of 2017, we declared a cash dividend on our common stock of $0.48 per share which was paid in the second and third quarters of 2017, respectively.

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

In April 2017, our board of directors authorized a 12-month common stock repurchase program for up to $500 million. The timing and number of shares to be repurchased will depend on a variety of factors including price and market conditions. Repurchases under the program may be made at management's discretion from time to time on the open market or through privately negotiated transactions. During the year ended December 31, 2017, we repurchased 1.8 million shares of our common stock for a total of $225.0 million in open market transactions that were recorded within Treasury stock in our consolidated balance sheets. As of December 31, 2017, we have $275.0 million that remain available for future stock repurchase transactions under our Board approved program.

During February 2018, we repurchased an additional 1.5 million shares for a total of $186.4 million in open market transactions.

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
Note 9. Stock-Based Employee Compensation
We currently have awards outstanding under two stock-based compensation plans, which provide for awards to our officers, directors and key employees. The plans consist of a 2000 Stock Award Plan and a 2008 Equity Plan. Our ability to issue new awards under the 2000 Stock Award Plan terminated in accordance with the terms of the plan in September 2009. The 2008 Equity Plan, as amended, provides for the issuance of up to 14,000,000 shares of our common stock pursuant to grants of (i) incentive and non-qualified stock options, (ii) stock appreciation rights, (iii) stock awards (including time-based and/or performance-based stock awards) and (iv) restricted stock units (including time-based and performance-based restricted stock units). During any calendar year, no one individual (other than non-employee members of our Board of Directors) may be granted awards of more than 500,000 shares and no non-employee member of our Board of Directors may be granted awards with a value in excess of $500,000 at the grant date. Options and restricted stock units outstanding as of December 31, 2017 generally vest in equal installments over four years from the date of grant. In addition, performance shares and performance share units generally vest in three years. With certain limited exceptions, awards are forfeited if the recipient ceases to be an employee before the shares vest. Options are granted at a price not less than the fair value of the shares on the date of grant and expire not later than ten years after the date of grant.
Prior to 2012, our officers received a combination of stock options and restricted stock units. Beginning in 2012, our officers instead receive their long-term incentive awards through a combination of performance share units and restricted stock units. Each performance share unit award is expressed as a target number of performance share units based upon the fair market value of our common stock on the date the award is issued. The actual number of shares underlying each award (not to exceed 200% of the target number of performance share units) will be determined based upon the Company's achievement of a specified performance target range. In 2017, we issued a target number of 140,542 performance share units, which will vest approximately three years following the award issue date. The performance payout of these grants will be based on return on our invested capital ("ROIC") and earnings per share (“EPS”) for the year ended December 31, 2019, as may be adjusted by the Talent and Compensation Committee of our Board of Directors in early 2020 for events that are outside of management's control. In 2014, we also issued a one-time performance-based equity award to our Chairman & Chief Executive Officer in a target amount of 63,771 performance share units. In February 2016, the Compensation Committee set the payout level for this grant at 165% of target based on our 2015 ROIC performance. As of December 2017, the award is no longer subject to restrictions on transfer.
Beginning in 2016, our senior officers meeting certain minimum age and service criteria receive their long-term incentive awards through a combination of restricted stock awards and restricted stock units. The restricted stock awards are subject to both performance and time-based vesting criteria while the restricted stock units are subject only to time-

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

based vesting criteria. Each restricted stock award is issued in an amount equal to 200% of the target number of shares underlying the award based upon the fair market value of our common stock on the date the award is issued. Dividends accrue (but do not get paid) on the restricted stock awards during the vesting period, with the accrued amounts to be paid out following vesting only on the number of shares underlying the award which actually vest based on satisfaction of the performance criteria. The actual number of shares that vest (not to exceed 200% of the shares) will be determined based upon the Company's achievement of a specified performance target range. In 2017, we issued 137,948 restricted stock awards, representing 200% of the target number of shares underlying the award, all of which are considered issued and outstanding from the date of issuance, however; grantees will only retain those shares earned as the result of the Company achieving the performance goals during the measurement period. The performance payout of the 2017 awards will be based on ROIC and EPS for the year ended December 31, 2019, as may be adjusted by the Talent and Compensation Committee of our Board of Directors in early 2020 for events that are outside of management's control.
We also provide an Employee Stock Purchase Plan ("ESPP") to facilitate the purchase by employees of up to 1,300,000 shares of common stock in the aggregate. Offerings to employees are made on a quarterly basis. Subject to certain limitations, the purchase price for each share of common stock is equal to 85% of the average of the market prices of the common stock as reported on the New York Stock Exchange on the first business day of the purchase period and the last business day of each month of the purchase period. During 2017, 2016 and 2015, 51,989, 42,347 and 28,724 shares of our common stock were purchased under the ESPP at a weighted-average price of $93.15, $65.48 and $72.52, respectively.
Total compensation expense recognized for employee stock-based compensation for the years ended December 31, 2017, 2016 and 2015 was as follows:

	Employee Stock-Based Compensation
Classification of expense	2017	2016	2015
(In thousands)
Marketing, selling and administrative expenses	$69,459	$32,659	$36,073
Total compensation expense	$69,459	$32,659	$36,073
The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The estimated fair value of stock options, less estimated forfeitures, is amortized over the vesting period using the graded-vesting method. We did not issue any stock options during the years ended December 31, 2017, 2016 and 2015.
Stock option activity and information about stock options outstanding are summarized in the following table:

Stock Option Activity	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
			(years)	(in thousands)
Outstanding at January 1, 2017	346,310	$32.82	2.39	$17,221
Granted	—	—	—	—
Exercised	(72,000)	$35.07	—	—
Canceled	(1,586)	$46.18	—	—
Outstanding at December 31, 2017	272,724	$32.15	1.41	$24,053
Vested at December 31, 2017	272,724	$32.15	1.41	$24,053
Options Exercisable at December 31, 2017	272,724	$32.15	1.41	$24,053
___________________________________________________________________

(1)	The intrinsic value represents the amount by which the fair value of stock exceeds the option exercise price.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The total intrinsic value of stock options exercised during the years ended December 31, 2017, 2016 and 2015 was $4.5 million, $2.3 million and $13.8 million, respectively. As of December 31, 2017, there was no unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under our stock incentive plan.
Restricted stock units are converted into shares of common stock upon vesting or, if applicable, are settled on a one-for-one basis. The cost of these awards is determined using the fair value of our common stock on the date of the grant, and compensation expense is recognized over the vesting period. Restricted stock activity is summarized in the following table:

Restricted Stock Units Activity	Number of Awards	Weighted- Average Grant Date Fair Value
Non-vested share units at January 1, 2017	748,516	$61.95
Granted	425,170	$99.03
Vested	(376,992)	$59.62
Canceled	(58,795)	$71.47
Non-vested share units expected to vest as of December 31, 2017	737,899	$83.78
The weighted-average estimated fair value of restricted stock units granted during the year ended 2016 and 2015 was $64.51 and $73.98, respectively. The total fair value of shares released on the vesting of restricted stock units during the years ended December 31, 2017, 2016 and 2015 was $38.7 million, $23.2 million and $27.6 million, respectively. As of December 31, 2017, we had $24.2 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock unit grants, which will be recognized over the weighted-average period of 1.73 years.
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

Performance Share Units Activity	Number of Awards	Weighted- Average Grant Date Fair Value
Non-vested share units at January 1, 2017	342,152	$61.78
Granted	140,542	$84.16
Vested	(105,615)	$45.62
Canceled	(23,929)	$71.37
Non-vested share units expected to vest as of December 31, 2017	353,150	$74.87
The weighted-average estimated fair value of performance share units granted during the year ended 2016 and 2015 was $65.83 and $71.36, respectively. The total fair value of shares released on the vesting of performance share units during the years ended December 31, 2017, 2016 and 2015 was $10.0 million, $16.9 million and $18.3 million, respectively. As of December 31, 2017, we had $11.9 million of total unrecognized compensation expense, net of estimated forfeitures, related to performance share unit grants, which will be recognized over the weighted-average period of 1.08 years.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The shares underlying our restricted stock awards to age and service eligible senior officers are issued as of the grant date in an amount equal to 200% of the target number of shares. Following the vesting date, the restrictions will lift with respect to the number of shares for which the performance criteria was met and any excess shares will be canceled. Dividends will accrue on the issued restricted shares during the vesting period, but will not be paid to the recipient until the awards vest and the final number of shares underlying the award is determined, at which point, the dividends will be paid in cash only on the earned shares. We estimate the fair value of each restricted stock award when the grant is authorized and the related service period has commenced. We remeasure the fair value of these restricted stock awards in each subsequent reporting period until the grant date has occurred, which is the date when the performance conditions are satisfied. We recognize compensation cost over the vesting period based on the probability of the service and performance conditions being achieved adjusted for each subsequent fair value measurement until the grant date. If the specified service and performance conditions are not met, compensation expense will not be recognized, any previously recognized compensation expense will be reversed, and any unearned shares will be returned to the Company. Restricted stock awards activity is summarized in the following table:

Restricted Stock Awards Activity	Number of Awards	Weighted- Average Grant Date Fair Value
Non-vested share units at January 1, 2017	132,228	$66.93
Granted	137,948	$95.04
Vested	—	$—
Canceled	—	$—
Non-vested share units expected to vest as of December 31, 2017	270,176	$81.28
The weighted-average estimated fair value of restricted stock awards granted during the year ended 2016 was $66.93. As of December 31, 2017, we had $2.0 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock award grants, which will be recognized over the weighted-average period of 1.62 years.
Note 10. Earnings Per Share
A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Year Ended December 31,
	2017	2016	2015
Net income for basic and diluted earnings per share	$1,625,133	$1,283,388	$665,783
Weighted-average common shares outstanding	214,617	215,393	219,537
Dilutive effect of stock-based awards	1,077	923	1,152
Diluted weighted-average shares outstanding	215,694	216,316	220,689
Basic earnings per share:
Net income	$7.57	$5.96	$3.03
Diluted earnings per share:
Net income	$7.53	$5.93	$3.02
There were no antidilutive shares for the year ended December 31, 2017, 2016 and 2015.
Note 11. Retirement Plan
We maintain a defined contribution plan covering shoreside employees. Effective January 1, 2016, we commenced annual, non-elective contributions to the plan on behalf of all eligible participants equal to 3% of participants' eligible

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

earnings. Remaining annual contributions to the plan are discretionary and are based on fixed percentages of participants' salaries and years of service, not to exceed certain maximums. Contribution expenses were $17.4 million, $16.7 million and $16.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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
Income tax expense for items not qualifying under Section 883, tonnage taxes and income taxes for the remainder of our subsidiaries was approximately $18.3 million, $20.1 million and $11.1 million and was recorded within Other expense for the years ended December 31, 2017, 2016 and 2015, respectively. In addition, all interest expense and penalties related to income tax liabilities are classified as income tax expense within Other expense.
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
As of December 31, 2017, the Company had Net Operating Losses (“NOLs”) in foreign jurisdictions of $7.5 million. If not utilized, $5.0 million of the NOLs are subject to expiration between 2018 and 2024. The Company has not recognized any benefits related to these NOLs, as all NOLs have full valuation allowances.
Net deferred tax assets and deferred tax liabilities and corresponding valuation allowances related to our operations were not material as of December 31, 2017 and 2016.
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
During the third quarter of 2015, the Pullmantur trademark and trade names were impaired. As a result of the impairment, there was no longer a difference between the book and tax basis of the trademark and trade names. During the third quarter of 2015, we reversed the deferred tax liability of $43.4 million and increased the deferred tax asset valuation allowance by $31.4 million, or to 100% of the deferred tax asset balance. The resulting net $12.0 million deferred tax benefit was recorded as part of our income tax provision and was reported within Other expense in our consolidated statements of comprehensive income (loss) for the year ended December 31, 2015. Effective July 31, 2016, we sold 51% of our interest in Pullmantur Holdings. For further information on the sale transaction, refer to Note 1. General.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Changes in Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive loss by component for the years ended December 31, 2017 and 2016 (in thousands):

	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)

Accumulated comprehensive loss at January 1, 2015	$(826,026)	$(31,207)	$(39,761)	$(896,994)
Other comprehensive (loss) income before reclassifications	(697,671)	3,053	(25,952)	(720,570)
Amounts reclassified from accumulated other comprehensive loss	291,624	1,707	(4,200)	289,131
Net current-period other comprehensive (loss) income	(406,047)	4,760	(30,152)	(431,439)

Accumulated comprehensive loss at January 1, 2016	(1,232,073)	(26,447)	(69,913)	(1,328,433)
Other comprehensive income (loss) before reclassifications	73,973	(2,777)	2,362	73,558
Amounts reclassified from accumulated other comprehensive loss	337,250	1,141	—	338,391
Net current-period other comprehensive income (loss)	411,223	(1,636)	2,362	411,949

Accumulated comprehensive loss at January 1, 2017	(820,850)	(28,083)	(67,551)	(916,484)
Other comprehensive income (loss) before reclassifications	381,865	(6,755)	17,307	392,417
Amounts reclassified from accumulated other comprehensive loss	188,630	1,172	—	189,802
Net current-period other comprehensive income (loss)	570,495	(5,583)	17,307	582,219

Accumulated comprehensive loss at December 31, 2017	$(250,355)	$(33,666)	$(50,244)	$(334,265)

The following table presents reclassifications out of accumulated other comprehensive loss for the years ended December 31, 2017 and 2016 (in thousands):

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Amount of Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
Details about Accumulated Other Comprehensive Income (Loss) Components	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Affected Line Item in Statements of Comprehensive Income (Loss)
Loss on cash flow derivative hedges:
Interest rate swaps	(31,603)	(41,480)	(36,401)	Interest expense, net of interest capitalized
Foreign currency forward contracts	(10,840)	(8,114)	(2,871)	Depreciation and amortization expenses
Foreign currency forward contracts	(9,472)	(14,342)	7,580	Other expense
Foreign currency forward contracts	—	(207)	—	Other indirect operating expenses
Foreign currency collar options	(2,408)	(2,408)	(1,605)	Depreciation and amortization expenses
Fuel swaps	7,382	13,685	(9,583)	Other expense
Fuel swaps	(141,689)	(284,384)	(248,744)	Fuel
	(188,630)	(337,250)	(291,624)
Amortization of defined benefit plans:
Actuarial loss	(1,172)	(1,141)	(1,414)	Payroll and related
Prior service costs	—	—	(293)	Payroll and related
	(1,172)	(1,141)	(1,707)
Release of foreign cumulative translation due to sale or liquidation of businesses:
Foreign cumulative translation	—	—	4,200	Other operating
Total reclassifications for the period	$(189,802)	$(338,391)	$(289,131)

Note 14. Fair Value Measurements and Derivative Instruments
Fair Value Measurements
The estimated fair value of our financial instruments that are not measured at fair value, categorized based upon the fair value hierarchy, are as follows (in thousands):

	Fair Value Measurements at December 31, 2017 Using					Fair Value Measurements at December 31, 2016 Using
Description	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Cash and cash equivalents(4)	$120,112	$120,112	$120,112	$—	$—	$132,603	$132,603	$132,603	$—	$—
Total Assets	$120,112	$120,112	$120,112	$—	$—	$132,603	$132,603	$132,603	$—	$—
Liabilities:
Long-term debt (including current portion of long-term debt)(5)	$7,506,312	$8,038,092	$—	$8,038,092	$—	$9,347,051	$9,859,266	$—	$9,859,266	$—
Total Liabilities	$7,506,312	$8,038,092	$—	$8,038,092	$—	$9,347,051	$9,859,266	$—	$9,859,266	$—
___________________________________________________________________

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

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the contract terms of our debt such as the debt maturity and the interest rate on the debt. The valuation model also takes into account the creditworthiness of the Company.

(3)	Inputs that are unobservable. The Company did not use any Level 3 inputs as of December 31, 2017 and December 31, 2016.

(4)	Consists of cash and marketable securities with original maturities of less than 90 days.

(5)	Consists of unsecured revolving credit facilities, senior notes, senior debentures and term loans. This does not include our capital lease obligations.

Other Financial Instruments
The carrying amounts of accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value at December 31, 2017 and December 31, 2016.
Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company's financial instruments recorded at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2017 Using				Fair Value Measurements at December 31, 2016 Using
Description	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Derivative financial instruments(4)	$320,385	$—	$320,385	$—	$19,397	$—	$19,397	$—
Investments(5)	3,340	3,340	—	—	3,576	3,576	—	—
Total Assets	$323,725	$3,340	$320,385	$—	$22,973	$3,576	$19,397	$—
Liabilities:
Derivative financial instruments(6)	$115,961	$—	$115,961	$—	$373,497	$—	$373,497	$—
Total Liabilities	$115,961	$—	$115,961	$—	$373,497	$—	$373,497	$—
___________________________________________________________________

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

(3)	Inputs that are unobservable. The Company did not use any Level 3 inputs as of December 31, 2017 and December 31, 2016.

(4)	Consists of foreign currency forward contracts, interest rate swaps and fuel swaps. Please refer to the "Fair Value of Derivative Instruments" table for breakdown by instrument type.

(5)	Consists of exchange-traded equity securities and mutual funds reported within Other assets in our consolidated balance sheets.

(6)	Consists of foreign currency forward contracts, interest rate swaps and fuel swaps. Please refer to the "Fair Value of Derivative Instruments" table for breakdown by instrument type.
The reported fair values are based on a variety of factors and assumptions. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of December 31, 2017 or December 31, 2016, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.
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

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents information about the Company’s offsetting of financial assets under master netting agreements with derivative counterparties:

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of December 31, 2017				As of December 31, 2016
	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Received	Net Amount of Derivative Assets
(In thousands)
Derivatives subject to master netting agreements	$320,385	$(104,751)	$—	$215,634	$19,397	$(19,397)	$—	$—
Total	$320,385	$(104,751)	$—	$215,634	$19,397	$(19,397)	$—	$—

The following table presents information about the Company’s offsetting of financial liabilities under master netting agreements with derivative counterparties:

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of December 31, 2017				As of December 31, 2016
	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Pledged	Net Amount of Derivative Liabilities
(In thousands)
Derivatives subject to master netting agreements	$(115,961)	$104,751	$—	$(11,210)	$(373,497)	$19,397	$7,213	$(346,887)
Total	$(115,961)	$104,751	$—	$(11,210)	$(373,497)	$19,397	$7,213	$(346,887)
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

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table presents information on the Company's cash flows from derivative instruments classified as investing activities in our Consolidated Statements of Cash Flows (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Cash received on settlement of derivative financial instruments	$63,777	$110,637	$2,148
Cash paid on settlement of derivative financial instruments	(553)	(323,839)	(180,745)
Cash received (paid) on settlement of derivative financial instruments	$63,224	$(213,202)	$(178,597)
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates to our long-term debt obligations including future interest payments. At December 31, 2017, approximately 57.4% of our long-term debt was effectively fixed as compared to 40.5% as of December 31, 2016. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense.
Market risk associated with our long-term fixed rate debt is the potential increase in fair value resulting from a decrease in interest rates. We use interest rate swap agreements that effectively convert a portion of our fixed-rate debt to a floating-rate basis

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to manage this risk. At December 31, 2017 and December 31, 2016, we maintained interest rate swap agreements on the following fixed-rate debt instruments:

Debt Instrument	Swap Notional as of December 31, 2017 (In thousands)	Maturity	Debt Fixed Rate	Swap Floating Rate: LIBOR plus	All-in Swap Floating Rate as of December 31, 2017
Oasis of the Seas term loan	$140,000	October 2021	5.41%	3.87%	5.44%
Unsecured senior notes	650,000	November 2022	5.25%	3.63%	5.05%
	$790,000

These interest rate swap agreements are accounted for as fair value hedges.

Market risk associated with our long-term floating rate debt is the potential increase in interest expense from an increase in interest rates. We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage this risk. At December 31, 2017 and December 31, 2016, we maintained interest rate swap agreements on the following floating-rate debt instruments:

Debt Instrument	Swap Notional as of December 31, 2017 (In thousands)	Maturity	Debt Floating Rate		All-in Swap Fixed Rate
Celebrity Reflection term loan	$381,792	October 2024	LIBOR plus	0.40%	2.85%
Quantum of the Seas term loan	551,250	October 2026	LIBOR plus	1.30%	3.74%
Anthem of the Seas term loan	573,958	April 2027	LIBOR plus	1.30%	3.86%
Ovation of the Seas term loan	726,250	April 2028	LIBOR plus	1.00%	3.16%
Harmony of the Seas term loan (1)	728,373	May 2028	EURIBOR plus	1.15%	2.26%
	$2,961,623
___________________________________________________________________

(1)
Interest rate swap agreements hedging the Euro-denominated term loan for Harmony of the Seas include a EURIBOR zero-floor matching the hedged debt EURIBOR zero-floor. Amount presented is based on the exchange rate as of December 31, 2017.

These interest rate swap agreements are accounted for as cash flow hedges.
The notional amount of interest rate swap agreements related to outstanding debt as of December 31, 2017 and 2016 was $3.8 billion and $4.0 billion, respectively.
Foreign Currency Exchange Rate Risk
Derivative Instruments
Our primary exposure to foreign currency exchange rate risk relates to our ship construction contracts denominated in Euros, our foreign currency denominated debt and our international business operations. We enter into foreign currency forward contracts, collar options and cross currency swap agreements to manage portions of the exposure to movements in foreign currency exchange rates. As of December 31, 2017, the aggregate cost of our ships on order, not including the TUI Cruises' ships on order was approximately $13.3 billion, of which we had deposited $465.7 million as of such date. Approximately 54.0% and 66.7% of the aggregate cost of the ships under construction was exposed to fluctuations in the Euro exchange rate at December 31, 2017 and 2016, respectively. The majority of our foreign currency forward contracts, collar options and cross currency swap agreements are accounted for as cash flow, fair value or net investment hedges depending on the designation of the related hedge.
On a regular basis, we enter into foreign currency forward contracts and, from time to time, we utilize cross-currency swap agreements to minimize the volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than our functional currency or the functional currencies of our foreign subsidiaries. During the fourth quarter of 2017, we maintained an average of approximately $843.3 million of these foreign currency forward contracts. These instruments

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

are not designated as hedging instruments. In 2017, 2016 and 2015 changes in the fair value of the foreign currency forward contracts resulted in a gain (loss) of approximately $62.0 million, $(51.1) million and $(55.5) million, respectively, which offset (losses) gains arising from the remeasurement of monetary assets and liabilities denominated in foreign currencies in those same years of $(75.6) million, $39.8 million and $34.6 million, respectively. These changes were recognized in earnings within Other expense in our consolidated statements of comprehensive income (loss).
We consider our investments in our foreign operations to be denominated in relatively stable currencies and of a long-term nature. As of December 31, 2017, we maintained foreign currency forward contracts and designated them as hedges of a portion of our net investment in TUI cruises of €101.0 million, or approximately $121.3 million based on the exchange rate at December 31, 2017. These forward currency contracts mature in October 2021.
The notional amount of outstanding foreign exchange contracts, including our forward contracts, as of December 31, 2017 and 2016 was $4.6 billion and $1.3 billion, respectively.
Non-Derivative Instruments
We also address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries' and investments' functional currencies and designating it as a hedge of these subsidiaries and investments. We had designated debt as a hedge of our net investments in TUI Cruises of approximately €246.0 million, or approximately $295.3 million, through December 31, 2017. As of December 31, 2016, we had designated debt as a hedge of our net investments in TUI Cruises of approximately €295.0 million, or approximately $311.2 million.
Fuel Price Risk
Our exposure to market risk for changes in fuel prices relates primarily to the consumption of fuel on our ships. We use fuel swap agreements to mitigate the financial impact of fluctuations in fuel prices.
Our fuel swap agreements are accounted for as cash flow hedges. At December 31, 2017, we have hedged the variability in future cash flows for certain forecasted fuel transactions occurring through 2021. As of December 31, 2017 and 2016, we had the following outstanding fuel swap agreements:

	Fuel Swap Agreements
	As of December 31, 2017	As of December 31, 2016
	(metric tons)
2017	—	799,065
2018	673,700	616,300
2019	668,500	521,000
2020	531,200	306,500
2021	224,900	—

	Fuel Swap Agreements
	As of December 31, 2017	As of December 31, 2016
	(% hedged)
Projected fuel purchases for year:
2017	—	60%
2018	50%	44%
2019	46%	35%
2020	36%	20%
2021	14%	—%
At December 31, 2017 and 2016, $23.7 million and $138.5 million, respectively, of estimated unrealized net loss associated with our cash flow hedges pertaining to fuel swap agreements were expected to be reclassified to earnings from Accumulated

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

other comprehensive loss within the next 12 months. Reclassification is expected to occur as the result of fuel consumption associated with our hedged forecasted fuel purchases.
The fair value and line item caption of derivative instruments recorded within our consolidated balance sheets were as follows:

	Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of December 31, 2017	As of December 31, 2016	Balance Sheet Location	As of December 31, 2017	As of December 31, 2016
		Fair Value	Fair Value		Fair Value	Fair Value
(In thousands)
Derivatives designated as hedging instruments under ASC 815-20(1)
Interest rate swaps	Other assets	$7,330	$5,246	Other long-term liabilities	$46,509	$57,679
Foreign currency forward contracts	Derivative financial instruments	68,352	—	Derivative financial instruments	—	5,574
Foreign currency forward contracts	Other assets	158,879	—	Other long-term liabilities	6,625	68,165
Fuel swaps	Derivative financial instruments	13,137	—	Derivative financial instruments	38,488	129,486
Fuel swaps	Other assets	51,265	13,608	Other long-term liabilities	13,411	95,125
Total derivatives designated as hedging instruments under ASC 815-20		298,963	18,854		105,033	356,029
Derivatives not designated as hedging instruments under ASC 815-20
Foreign currency forward contracts	Derivative Financial Instruments	9,945	—	Derivative financial instruments	2,933	—
Foreign currency forward contracts	Other assets	2,793	—	Other long-term liabilities	1,139	—
Fuel swaps	Derivative financial instruments	7,886	—	Derivative financial instruments	6,043	11,532
Fuel swaps	Other assets	798	543	Other long-term liabilities	813	5,936
Total derivatives not designated as hedging instruments under ASC 815-20		21,422	543		10,928	17,468
Total derivatives		$320,385	$19,397		$115,961	$373,497
___________________________________________________________________

(1)	Accounting Standard Codification 815-20 "Derivatives and Hedging."
The carrying value and line item caption of non-derivative instruments designated as hedging instruments recorded within our consolidated balance sheets were as follows:

		Carrying Value
Non-derivative instrument designated as hedging instrument under ASC 815-20	Balance Sheet Location	As of December 31, 2017	As of December 31, 2016
(In thousands)
Foreign currency debt	Current portion of long-term debt	$70,097	$61,601
Foreign currency debt	Long-term debt	225,226	249,624
		$295,323	$311,225
The effect of derivative instruments qualifying and designated as hedging instruments and the related hedged items in fair value hedges on the consolidated statements of comprehensive income (loss) was as follows:

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Location of Gain (Loss) Recognized in Income on Derivative and Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative		Amount of Gain (Loss) Recognized in Income on Hedged Item
Derivatives and Related Hedged Items under ASC 815-20 Fair Value Hedging Relationships		Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2017	Year Ended December 31, 2016
(In thousands)
Interest rate swaps	Interest expense, net of interest capitalized	$3,007	$7,448	$—	$7,203
Interest rate swaps	Other expense	(3,139)	(3,625)	6,065	5,072
		$(132)	$3,823	$6,065	$12,275
The effect of derivative instruments qualifying and designated as cash flow hedging instruments on the consolidated financial statements was as follows:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness testing)
Derivatives under ASC 815-20 Cash Flow Hedging Relationships	Year Ended December 31, 2017	Year Ended December 31, 2016		Year Ended December 31, 2017	Year Ended December 31, 2016		Year Ended December 31, 2017	Year Ended December 31, 2016
(In thousands)
Interest rate swaps	$(13,312)	$(31,049)	Interest expense	$(31,603)	$(41,480)	Other expense	$—	$—
Foreign currency forward contracts	276,573	(51,092)	Depreciation and amortization expenses	(10,840)	(8,114)	Other expense	131	—
Foreign currency forward contracts	—	—	Other expense	(9,472)	(14,342)	Other expense	—	(59)
Foreign currency forward contracts	—	—	Other indirect operating expenses	—	(207)	Other expense	—	—
Foreign currency collar options	—	—	Depreciation and amortization expenses	(2,408)	(2,408)	Other expense	—	—
Fuel swaps	—	—	Other expense	7,382	13,685	Other expense	—	—
Fuel swaps	118,604	156,139	Fuel	(141,689)	(284,384)	Other expense	2,738	(751)
	$381,865	$73,998		$(188,630)	$(337,250)		$2,869	$(810)

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effect of non-derivative instruments qualifying and designated as net investment hedging instruments on the consolidated financial statements was as follows:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)		Location of Gain (Loss) in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Non-derivative instruments under ASC 815-20 Net Investment Hedging Relationships	Year Ended December 31, 2017	Year Ended December 31, 2016		Year Ended December 31, 2017	Year Ended December 31, 2016
(In thousands)
Foreign Currency Debt	$(38,971)	$20,295	Other expense	$—	$—
	$(38,971)	$20,295		$—	$—
The effect of derivatives not designated as hedging instruments on the consolidated financial statements was as follows:

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments under ASC 815-20	Location of Gain (Loss) Recognized in Income on Derivatives	Year Ended December 31, 2017	Year Ended December 31, 2016
(In thousands)
Foreign currency forward contracts	Other expense	$61,952	$(51,029)
Fuel swaps	Other expense	(1,133)	(1,000)
		$60,819	$(52,029)
Credit Related Contingent Features
Our current interest rate derivative instruments may require us to post collateral if our Standard & Poor's and Moody's credit ratings are below specified levels. Specifically, if on the fifth anniversary of executing a derivative instrument or on any succeeding fifth-year anniversary our credit ratings for our senior unsecured debt were to be rated below BBB- by Standard & Poor's and Baa3 by Moody's, then the counterparty may periodically demand that we post collateral in an amount equal to the difference between (i) the net market value of all derivative transactions with such counterparty that have reached their fifth year anniversary, to the extent negative, and (ii) the applicable minimum call amount.
The amount of collateral required to be posted following such event will change as, and to the extent, our net liability position increases or decreases by more than the applicable minimum call amount. If our credit rating for our senior unsecured debt is subsequently equal to, or above BBB- by Standard & Poor's or Baa3 by Moody's, then any collateral posted at such time will be released to us and we will no longer be required to post collateral unless we meet the collateral trigger requirement at the next fifth-year anniversary. At December 31, 2017, four of our interest rate derivative instruments had reached their fifth anniversary; however, our senior unsecured debt credit rating was BBB- by Standard & Poor's and Baa3 by Moody's and, accordingly, we were not required to post any collateral as of such date. As of December 31, 2016, two of our interest rate derivative instruments had reached their fifth anniversary. As our unsecured debt credit rating at December 31, 2016 was below BBB-/Baa3, we had posted $7.2 million in collateral as of such date. Consistent with the provisions of our interest rate derivatives instruments, all collateral that was posted with our counterparties was returned upon reaching investment grade.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Commitments and Contingencies
Ship Purchase Obligations
Our future capital commitments consist primarily of new ship orders. As of December 31, 2017, we had two Quantum-class ships, two Oasis-class ships and two ships of a new generation of ships, known as our Icon-class, on order for our Royal Caribbean International brand with an aggregate capacity of approximately 30,500 berths. Additionally, as of December 31, 2017, we have four ships of a new generation of ships, known as our Edge-class, and a ship designed for the Galapagos Islands on order for our Celebrity Cruises brand with an aggregate capacity of approximately 11,700 berths. The following provides further information on recent developments with respect to our ship orders.
During the second quarter of 2017, we entered into agreements with Meyer Turku to build two Icon-class ships. Subsequently, in October 2017, we entered into credit agreements for the unsecured financing of these ships for up to 80% of each ship’s contract price. For each ship, the official Finnish export credit agency, Finnvera, plc, has agreed to guarantee 100% of a substantial majority of the financing to the lenders, with a smaller portion of the financing to be 95% guaranteed by Euler Hermes, the official German export credit agency. The maximum loan amount under each facility is not to exceed €1.4 billion, or approximately $1.7 billion, based on the exchange rate at December 31, 2017. Interest on approximately 75% of each loan will accrue at a fixed rate of 3.56% and 3.76% for the first and the second Icon-class ships, respectively, and the balance will accrue interest at a floating rate ranging from LIBOR plus 1.10% to 1.15% and LIBOR plus 1.15% to 1.20% for the first and the second Icon-class ships, respectively. Each loan will amortize semi-annually and will mature 12 years following delivery of each ship. The first and second Icon-class ships will each have a capacity of approximately 5,650 berths and are expected to enter service in the second quarters of 2022 and 2024, respectively.

In July 2017, we entered into credit agreements for the unsecured financing of the third and fourth Edge-class ships and the fifth Oasis-class ship for up to 80% of each ship’s contract price through facilities to be guaranteed 100% by Bpifrance Assurance Export, the official export credit agency of France. Under these financing arrangements, we have the right, but not the obligation, to satisfy the obligations to be incurred upon delivery and acceptance of each ship under the shipbuilding contract by assuming, at delivery and acceptance, the debt indirectly incurred by the shipbuilder during the construction of each ship. The maximum loan amount under each facility is not to exceed €684.2 million in the case of the third Edge-class ship and the United States dollar equivalent of €714.6 million and €1.1 billion in the case of the fourth Edge-class ship and fifth Oasis-class ship, or approximately $857.9 million and $1.3 billion, respectively, based on the exchange rate at December 31, 2017. The loans will amortize semi-annually and will mature 12 years following delivery of each ship. Interest on the loans will accrue at a fixed rate of 1.28% for the third Edge-class ship and at a fixed rate of 3.18% for both, the fourth Edge-class ship and the fifth Oasis-class ship. The third and fourth Edge-class ships, each of which will have a capacity of approximately 2,900 berths, are expected to enter service in the fourth quarters of 2021 and 2022, respectively. The fifth Oasis-class ship will have a capacity of approximately 5,450 berths and is expected to enter service in the second quarter of 2021.

In September 2017, we entered into an agreement to purchase a ship for our Azamara Club Cruises brand. The sale is expected to be completed with the delivery of the ship scheduled for March 2018.

During 2016, we entered into credit agreements for the unsecured financing of our first two Edge-class ships for up to 80% of each ship’s contract price through facilities to be guaranteed 100% by COFACE, the official export credit agency of France. The ships will each have a capacity of approximately 2,900 berths and are expected to enter service in the fourth quarter of 2018 and the first half of 2020, respectively. Under these financing arrangements, we have the right, but not the obligation, to satisfy the obligations to be incurred upon delivery and acceptance of each vessel under the shipbuilding contract by assuming, at delivery and acceptance, the debt indirectly incurred by the shipbuilder during the construction of each ship. The maximum loan amount under each facility is not to exceed the United States dollar equivalent of €622.6 million and €627.1 million, or approximately $747.4 million and $752.8 million, respectively, based on the exchange rate at December 31, 2017, for the first Edge-class ship delivery and the second Edge-class ship

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

delivery, respectively. The loans will amortize semi-annually and will mature 12 years following delivery of each ship. Interest on the loans will accrue at a fixed rate of 3.23%.
As of December 31, 2017, the aggregate cost of our ships on order, not including any ships on order by our Partner Brands, was approximately $13.3 billion, of which we had deposited $465.7 million as of such date. Approximately 54.0% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at December 31, 2017. Refer to Note 14. Fair Value Measurements and Derivative Instruments for further information.
Litigation
We are routinely involved in claims typical within the cruise vacation industry. The majority of these claims are covered by insurance. We believe the outcome of such claims, net of expected insurance recoveries, will not have a material adverse impact on our financial condition or results of operations and cash flows.
Operating Leases
We are obligated under other noncancelable operating leases primarily for offices, warehouses and motor vehicles. As of December 31, 2017, future minimum lease payments under noncancelable operating leases were as follows (in thousands):

Year
2018	$29,420
2019	24,077
2020	20,113
2021	13,005
2022	9,639
Thereafter	145,214
$241,468
Total expense for all operating leases amounted to $29.3 million, $29.0 million and $29.7 million for the years 2017, 2016 and 2015, respectively.
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

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

which we may be unable to replace on similar terms. Our public debt securities also contain change of control provisions that would be triggered by a third-party acquisition of greater than 50% of our common stock coupled with a ratings downgrade. If this were to occur, it would have an adverse impact on our liquidity and operations.
At December 31, 2017, we have future commitments to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts as follows (in thousands):

Year
2018	$214,444
2019	152,345
2020	130,225
2021	87,748
2022	62,255
Thereafter	232,189
$879,206
Note 16. Quarterly Selected Financial Data (Unaudited)

	(In thousands, except per share data)
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2017	2016	2017	2016	2017	2016	2017	2016
Total revenues(1)	$2,008,560	$1,917,795	$2,195,274	$2,105,262	$2,569,544	$2,563,741	$2,004,467	$1,909,603
Operating income	$279,522	$163,127	$419,697	$282,273	$737,488	$734,963	$307,349	$296,842
Net income(2)	$214,726	$99,140	$369,526	$229,905	$752,842	$693,257	$288,039	$261,086
Earnings per share:
Basic	$1.00	$0.46	$1.72	$1.07	$3.51	$3.23	$1.35	$1.22
Diluted	$0.99	$0.46	$1.71	$1.06	$3.49	$3.21	$1.34	$1.21
Dividends declared per share	$0.48	$0.375	$0.48	$0.375	$0.60	$0.48	$0.60	$0.48
___________________________________________________________________

(1)	Our revenues are seasonal based on the demand for cruises. Demand is strongest for cruises during the Northern Hemisphere's summer months and holidays.

(2)	Amount for the first quarter of 2016 includes $21.7 million net loss related to the elimination of the Pullmantur reporting lag.