Form 10-Q
period 2018-03-31
ROYAL CARIBBEAN CRUISES LTD
filed 2018-04-30
CIK 884887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

There were 211,746,787 shares of common stock outstanding as of April 19, 2018.

ROYAL CARIBBEAN CRUISES LTD.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in thousands, except per share data)

	Quarter Ended March 31,
	2018	2017
Passenger ticket revenues	$1,425,644	$1,418,223
Onboard and other revenues	602,112	590,337
Total revenues	2,027,756	2,008,560
Cruise operating expenses:
Commissions, transportation and other	290,609	310,248
Onboard and other	99,537	105,994
Payroll and related	227,156	215,735
Food	119,642	121,211
Fuel	160,341	177,414
Other operating	278,734	245,222
Total cruise operating expenses	1,176,019	1,175,824
Marketing, selling and administrative expenses	337,361	317,465
Depreciation and amortization expenses	240,230	235,749
Operating Income	274,146	279,522
Other income (expense):
Interest income	7,733	6,252
Interest expense, net of interest capitalized	(67,878)	(80,317)
Equity investment income	28,752	11,880
Impairment loss related to Skysea Holding	(23,343)	—
Other expense	(757)	(2,611)
	(55,493)	(64,796)
Net Income	$218,653	$214,726
Earnings per Share:
Basic	$1.03	$1.00
Diluted	$1.02	$0.99
Weighted-Average Shares Outstanding:
Basic	212,610	214,870
Diluted	213,602	215,813
Comprehensive Income
Net Income	$218,653	$214,726
Other comprehensive income (loss):
Foreign currency translation adjustments	1,160	2,342
Change in defined benefit plans	7,760	(641)
Gain on cash flow derivative hedges	142,530	22,461
Total other comprehensive income	151,450	24,162
Comprehensive Income	$370,103	$238,888

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of
	March 31,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$111,245	$120,112
Trade and other receivables, net	387,862	318,641
Inventories	110,826	111,393
Prepaid expenses and other assets	350,653	258,171
Derivative financial instruments	73,940	99,320
Total current assets	1,034,526	907,637
Property and equipment, net	21,207,786	19,735,180
Goodwill	288,479	288,512
Other assets	1,440,181	1,429,597
	$23,970,972	$22,360,926
Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$1,144,017	$1,188,514
Accounts payable	454,576	360,113
Accrued interest	90,388	47,469
Accrued expenses and other liabilities	680,397	903,022
Derivative financial instruments	40,314	47,464
Customer deposits	2,785,462	2,308,291
Total current liabilities	5,195,154	4,854,873
Long-term debt	7,664,722	6,350,937
Other long-term liabilities	464,300	452,813
Commitments and contingencies (Note 7)
Shareholders’ equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 235,738,538 and 235,198,901 shares issued, March 31, 2018 and December 31, 2017, respectively)	2,357	2,352
Paid-in capital	3,390,055	3,390,117
Retained earnings	9,090,544	9,022,405
Accumulated other comprehensive loss	(182,815)	(334,265)
Treasury stock (24,008,342 and 21,861,308 common shares at cost, March 31, 2018 and December 31, 2017, respectively)	(1,653,345)	(1,378,306)
Total shareholders’ equity	10,646,796	10,702,303
	$23,970,972	$22,360,926
.

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Quarter Ended March 31,
	2018	2017
Operating Activities
Net income	$218,653	$214,726
Adjustments:
Depreciation and amortization	240,230	235,749
Impairment loss related to Skysea Holding	23,343	—
Net deferred income tax (benefit) expense	(1,504)	610
Gain on derivative instruments not designated as hedges	(7,810)	(13,812)
Share-based compensation expense	20,164	17,262
Equity investment income	(28,752)	(11,880)
Amortization of debt issuance costs	10,108	13,256
Gain on sale of property and equipment	—	(30,902)
Changes in operating assets and liabilities:
Increase in trade and other receivables, net	(10,181)	(828)
Decrease in inventories	567	5,391
Increase in prepaid expenses and other assets	(89,725)	(32,083)
Increase in accounts payable	110,467	56,373
Increase in accrued interest	42,919	45,206
Decrease in accrued expenses and other liabilities	(109,136)	(57,344)
Increase in customer deposits	477,878	333,735
Dividends received from unconsolidated affiliates	37,918	27,997
Other, net	(11,017)	(6,930)
Net cash provided by operating activities	924,122	796,526
Investing Activities
Purchases of property and equipment	(1,720,232)	(122,783)
Cash received on settlement of derivative financial instruments	64,487	13,812
Cash received on loans to unconsolidated affiliates	13,953	5,011
Proceeds from the sale of property and equipment	—	230,000
Other, net	(3,353)	(2,440)
Net cash (used in) provided by investing activities	(1,645,145)	123,600
Financing Activities
Debt proceeds	2,544,737	1,006,000
Debt issuance costs	(41,344)	(10,383)
Repayments of debt	(1,394,222)	(1,840,402)
Purchases of treasury stock	(275,038)	—
Dividends paid	(127,840)	(102,942)
Proceeds from exercise of common stock options	3,863	2,100
Other, net	1,697	1,233
Net cash provided by (used in) financing activities	711,853	(944,394)
Effect of exchange rate changes on cash	303	974
Net decrease in cash and cash equivalents	(8,867)	(23,294)
Cash and cash equivalents at beginning of period	120,112	132,603
Cash and cash equivalents at end of period	$111,245	$109,309
Supplemental Disclosure
Cash paid during the period for:
Interest, net of amount capitalized	$16,953	$24,296

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As used in this Quarterly Report on Form 10-Q, the terms “Royal Caribbean,” the “Company,” “we,” “our” and “us” refer to Royal Caribbean Cruises Ltd. and, depending on the context, Royal Caribbean Cruises Ltd.’s consolidated subsidiaries and/or affiliates. The terms “Royal Caribbean International,” “Celebrity Cruises,” and “Azamara Club Cruises” refer to our wholly-owned global cruise brands. Throughout this report, we also refer to regional brands in which we hold an ownership interest, including “TUI Cruises,” “Pullmantur” and “SkySea Cruises.” However, because these regional brands are unconsolidated investments, our operating results and other disclosures herein do not include these brands unless otherwise specified. In accordance with cruise vacation industry practice, the term “berths” is determined based on double occupancy per cabin even though many cabins can accommodate three or more passengers. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017, including the audited consolidated financial statements and related notes included therein.

This Quarterly Report on Form 10-Q also includes trademarks, trade names and service marks of other companies.  Use or display by us of other parties’ trademarks, trade names or service marks is not intended to and does not imply a relationship with, or endorsement or sponsorship of us by, these other parties other than as described herein.

Note 1. General

Description of Business

We are a global cruise company.  As of March 31, 2018, we own and operate three global cruise brands: Royal Caribbean International, Celebrity Cruises and Azamara Club Cruises (collectively, our "Global Brands"). We also own a 50% joint venture interest in the German brand TUI Cruises, a 49% interest in the Spanish brand Pullmantur and a 36% interest in the Chinese brand SkySea Cruises (collectively, our "Partner Brands"). We account for our investments in our Partner Brands under the equity method of accounting.

In March 2018, we and Ctrip.com International Ltd. ("Ctrip") announced the decision to end the Skysea Holding International Ltd. ("Skysea Holding") venture. Skysea Holding expects to cease business operations by the end of 2018. The Golden Era, the ship operated by SkySea Cruises and owned by a wholly owned subsidiary of Skysea Holding, is expected to be sold to an affiliate of TUI AG, our joint venture partner in TUI Cruises, and is expected to be delivered in December 2018. Refer to Note 5. Other Assets for further information regarding our investment in SkySea Holding.

Basis for Preparation of Consolidated Financial Statements

The unaudited consolidated financial statements are presented pursuant to the rules and regulations of the Securities and
Exchange Commission. In our opinion, these statements include all adjustments necessary for a fair statement of the results of the interim periods reported herein. Adjustments consist only of normal recurring items, except for any discussed in the notes below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted as permitted by such rules and regulations. Estimates are required for the preparation of financial statements in accordance with GAAP and actual results could differ from these estimates. Refer to Note 2. Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of our significant accounting policies.

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

Note 2. Summary of Significant Accounting Policies

Adoption of Accounting Pronouncements

On January 1, 2018, we adopted the guidance in Accounting Standard Codification 606 ("ASC 606"), Revenue from Contracts with Customers, and applied the guidance to all contracts using the modified retrospective method. The new standard converged wide-ranging revenue recognition concepts and requirements that lead to diversity in application for particular industries and transactions into a single revenue standard containing comprehensive principles for recognizing revenue. The cumulative effect of applying the newly issued guidance was not material and accordingly there was no adjustment made to our retained earnings upon adoption on January 1, 2018. We do not expect the newly issued guidance to have a material impact on our consolidated financial statements on an ongoing basis. The comparative information presented has not been restated and continues to be reported under the accounting standards in effect for those periods; however, due to the adoption of ASC 606, we currently present prepaid commissions as an asset within Prepaid expenses and other assets. Prior to adoption, prepaid commissions were netted against our customer deposits in our consolidated balance sheets. In order to conform to current year presentation, as of December 31, 2017, we have reclassified prepaid commissions of $64.6 million from Customer deposits to Prepaid expenses and other assets in our consolidated balance sheets. Refer to Note 3. Revenues for disclosures with respect to our revenue recognition policies.

On January 1, 2018, we adopted the guidance in Accounting Standard Update ("ASU") 2016-16, Income Taxes 740: Intra-Entity Transfers of Assets Other Than Inventory, which requires the income tax consequences of an intra-entity transfer of an asset, other than inventory, to be recognized at the time that the transfer occurs, rather than when the asset is sold to an outside party. We adopted the standard using the modified retrospective method and recorded a cumulative-effect adjustment to reduce retained earnings as of January 1, 2018 by $6.6 million, which reflects the elimination of the deferred tax asset related to intercompany asset transfers.

On January 1, 2018, we adopted the guidance in ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, that was issued to simplify and align the financial reporting of hedging relationships to the economic results of an entity’s risk management activities. We adopted the amended guidance using the modified retrospective approach. Adoption of the guidance allowed us to modify the designated risk in our fair value interest rate hedges to the benchmark interest rate component, resulting in changes to the cumulative and ongoing fair value measurement for the hedged debt. Upon adoption, we also elected to hedge the contractually specified components of our commodities purchase contracts. For our cash flow hedges, there will be no periodic measurement or recognition of ineffectiveness. For all hedges, the earnings effect of the hedging instrument will be reported in the same period  and in the same income statement line item in which the earnings effect of the hedged item is reported. As a result of the adoption of this guidance, we recorded a cumulative-effect adjustment to reduce retained earnings as of January 1, 2018 by $16.9 million. The cumulative-effect adjustment includes an increase to the debt carrying value of $14.4 million for our fair value interest rate hedges as of January 1, 2018, which reflects the cumulative fair value measurement change to debt at adoption resulting from the modified designated risk. The cumulative-effect adjustment also includes an increase to other comprehensive income of $2.5 million, which represents an increase to the deferred gain on active cash flow hedges at adoption. Additionally, the new standard requires modifications to existing presentation and disclosure requirements on a prospective basis. As such, certain disclosures for the quarter ended March 31, 2018 conform to these disclosure requirements. Refer to Note 9. Changes in Accumulated Other Comprehensive Income (Loss) and Note 10. Fair Value Measurements and Derivative Instruments for additional information.

Recent Accounting Pronouncements

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

Change in Accounting Principle - Stock-based Compensation

In January 2018, we elected to change our accounting policy for recognizing stock-based compensation expense from the graded attribution method to the straight-line attribution method for time-based stock awards. The adoption of the straight-line attribution method for time-based stock awards represents a change in accounting principle which we believe to be preferable because it is the predominant method used in our industry. A change in accounting principle requires retrospective application, if material. The impact of the adoption of the straight-line attribution method to our time-based awards was immaterial to prior periods and is expected to be immaterial for our fiscal year ended December 31, 2018. As a result, we have accounted for this change in accounting principle in our consolidated results for the first quarter of 2018. The effect of this change was an increase to net income of $9.2 million, or $0.04 per share for basic and diluted earnings per share, and is reported within Marketing, selling and administrative expenses in our consolidated statements of comprehensive income (loss) for the quarter ended March 31, 2018.

Note 3. Revenues

Revenue Recognition

Revenues are measured based on consideration specified in our contracts with customers and are recognized as the related performance obligations are satisfied.

The majority of our revenues are derived from passenger cruise contracts which are reported within Passenger ticket revenues in our Consolidated Statements of Comprehensive Income (Loss). Our performance obligation under these contracts is to provide a cruise vacation in exchange for the ticket price. We satisfy this performance obligation and recognize revenue over the duration of each cruise, which range from two to 23 nights.

Passenger ticket revenues include charges to our guests for port costs that vary with passenger head counts. These type of port costs, along with port costs that do not vary by passenger head counts, are included in our operating expenses. The amounts of port costs charged to our guests and included within Passenger ticket revenues on a gross basis were $136.7 million and $134.5 million for the first quarter of 2018 and 2017, respectively.

Our total revenues also include onboard and other revenues, which consist primarily of revenues from the sale of goods and services onboard our ships that are not included in passenger ticket prices. We receive payment before or concurrently with the transfer of these goods and services to passengers during a cruise and recognize revenue at the time of transfer over the duration of the related cruise.

As a practical expedient, we have omitted disclosures on our remaining performance obligations as the duration of our contracts with customers is less than a year.

Disaggregated Revenues

The following table disaggregates our total revenues by geographic regions where we provide cruise itineraries (in thousands):

	Quarter Ended March 31,
	2018	2017
Total revenues by itinerary
North America(1)	$1,347,260	$1,352,169
Asia/Pacific(2)	532,979	525,856
Europe(3)	—	—
Other regions	77,185	65,232
Total revenues by itinerary	1,957,424	1,943,257
Other revenues(4)	70,332	65,303
Total revenues	$2,027,756	$2,008,560

(1) Includes the United States, Canada, Mexico and the Caribbean.

(2) Includes Southeast Asia (e.g., Singapore, Thailand and the Philippines), East Asia (e.g., China and Japan), South Asia (e.g., India and Pakistan) and Oceania (e.g., Australia and Fiji Islands) regions.

(3) Includes European countries (e.g., Nordics, Germany, France, Italy, Spain and the United Kingdom). During the quarters ended March 31, 2018 and 2017, there were no cruise itineraries in Europe.

(4) Includes revenues of $47.4 million and $42.6 million for the quarter ended March 31 2018 and 2017, respectively, related to cancellation fees, sales of vacation protection insurance and pre- and post-cruise tours and revenues of $23.0 million and $21.8 million for the quarter ended March 31 2018 and 2017, respectively, primarily related to our bareboat charter, procurement and management related services we perform on behalf of our unconsolidated affiliates.

Passenger ticket revenues are attributed to geographic areas based on where the reservation originates. For the quarter ended March 31, 2018 and March 31, 2017, our guests were sourced from the following areas:

	Quarter Ended March 31,
	2018	2017
Passenger ticket revenues:
United States	60%	60%
Australia	13%	12%
All other countries (1)	27%	28%

(1) No other individual country's revenue exceeded 10% for the quarter ended March 31, 2018 and 2017, respectively.

Customer Deposits and Contract Liabilities

Our payment terms generally require an upfront deposit to confirm a reservation, with the balance due prior to the cruise. Deposits received on sales of passenger cruises are initially recorded as Customer deposits in our consolidated balance sheets and subsequently recognized as passenger ticket revenues during the duration of the cruise. ASC 606 defines a “contract liability” as an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration from the customer. We do not consider customer deposits to be a contract liability until the customer no longer retains the unilateral right, resulting from the passage of time, to cancel such customer's reservation and receive a full refund. Customer deposits presented in our consolidated balance sheets include contract liabilities of $1.8 billion and $1.4 billion as of March 31, 2018 and December 31, 2017, respectively. During the quarter ended March 31, 2018, we recognized revenues related to our contract liabilities as of December 31, 2017 of $1.3 billion.
Contract Receivables and Contract Assets

Although we generally require full payment from our customers prior to their cruise, we grant credit terms to a relatively small portion of our revenue source in select markets outside of the United States. As a result, we have outstanding receivables from passenger cruise contracts in those markets. We also have receivables from credit card merchants for cruise ticket purchases and goods and services sold to guests during cruises that are collected before, during or shortly after the cruise voyage. In addition, we have receivables due from concessionaires onboard our vessels. These receivables are included within Trade and other receivables, net in our consolidated balance sheets. We have contract assets that are conditional rights to consideration for satisfying the construction services performance obligations under a service concession arrangement. As of March 31, 2018 and December 31, 2017, our contract assets were $59.5 million and $60.1 million, respectively, and were included within Other assets in our consolidated balance sheets. Given the short duration of our cruises and our collection terms, we do not have any other significant contract assets.

Assets Recognized from the Costs to Obtain a Contract with a Customer

Prepaid travel agent commissions are an incremental cost of obtaining contracts with customers that we recognize as an asset and include within Prepaid expenses and other assets in our consolidated balance sheets. Prepaid travel agent commissions increased to $80.2 million at March 31, 2018 from $64.6 million at December 31, 2017 because of increased bookings in the first quarter of 2018. Primarily all of our prepaid travel agent commissions at December 31, 2017 were expensed and reported within Commissions, transportation and other in our consolidated statements of comprehensive income (loss) for the quarter ended March 31, 2018.

Note 4. Earnings Per Share

A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Quarter Ended March 31,
	2018	2017
Net income for basic and diluted earnings per share	$218,653	$214,726
Weighted-average common shares outstanding	212,610	214,870
Dilutive effect of stock-based awards and stock options	992	943
Diluted weighted-average shares outstanding	213,602	215,813
Basic earnings per share	$1.03	$1.00
Diluted earnings per share	$1.02	$0.99

There were no antidilutive shares for the quarters ended March 31, 2018 and March 31, 2017.

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

We have determined that TUI Cruises GmbH, our 50%-owned joint venture, which operates the brand TUI Cruises, is a VIE. As of March 31, 2018, the net book value of our investment in TUI Cruises was approximately $627.5 million, primarily consisting of $425.4 million in equity and a loan of €162.5 million, or approximately $199.9 million based on the exchange rate at March 31, 2018. As of December 31, 2017, the net book value of our investment in TUI Cruises was approximately $624.5 million, primarily consisting of $422.8 million in equity and a loan of €166.5 million, or approximately $199.8 million based on the exchange rate at December 31, 2017. The loan, which was made in connection with the sale of Splendour of the Seas in April 2016, accrues interest at a rate of 6.25% per annum and is payable over 10 years. This loan is 50% guaranteed by TUI AG, our joint venture partner in TUI Cruises, and is secured by a first priority mortgage on the ship. The majority of these amounts were included within Other assets in our consolidated balance sheets.

 In addition, we and TUI AG have each guaranteed the repayment by TUI Cruises of 50% of a bank loan. As of March 31, 2018, the outstanding principal amount of the loan was €89.1 million, or approximately $109.6 million based on the exchange rate at March 31, 2018. The loan amortizes quarterly and is secured by first mortgages on the Mein Schiff 1 and Mein Schiff 2 vessels. In April 2018, Mein Schiff 1 was sold to an affiliate of TUI AG. The proceeds were used to repay €44.2 million of the bank loan and secure the release of the first mortgage on Mein Schiff 1. Based on current facts and circumstances, we do not believe potential obligations under our guarantee of this bank loan are probable.

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

TUI Cruises has two newbuild ships on order scheduled to be delivered in each of 2018 and 2019. TUI Cruises has in place agreements for the secured financing of each of the ships on order for up to 80% of the contract price. The remaining portion of the contract price of the ships is expected to be funded through an existing €150.0 million, or approximately $184.5 million based on the exchange rate at March 31, 2018, bank facility and TUI Cruises’ cash flows from operations. The various ship construction and financing agreements include certain restrictions on each of our and TUI AG’s ability to reduce our current ownership interest in TUI Cruises below 37.55% through 2021.

We have determined that Pullmantur Holdings S.L. ("Pullmantur Holdings"), in which we have a 49% noncontrolling interest, is a VIE for which we are not the primary beneficiary, as we do not have the power to direct the activities that most significantly impact the entity's economic performance. Accordingly, we do not consolidate this entity and we account for this investment under the equity method of accounting. As of March 31, 2018, our maximum exposure to loss in Pullmantur Holdings was approximately $54.6 million consisting of loans and other receivables. As of December 31, 2017, our maximum exposure to loss in Pullmantur Holdings was approximately $53.7 million consisting of loans and other receivables. These amounts were included within Trade and other receivables, net and Other assets in our consolidated balance sheets.

We have provided a non-revolving working capital facility to a Pullmantur Holdings subsidiary in the amount of up to €15.0 million or approximately $18.5 million based on the exchange rate at March 31, 2018. Proceeds of the facility, which may be drawn through July 2018, will bear interest at the rate of 6.5% per annum and are payable through 2022. Springwater Capital LLC, 51% owner of Pullmantur Holdings, has guaranteed repayment of 51% of the outstanding amounts under the facility. As of March 31, 2018, no amounts had been drawn on this facility.

We have determined that Grand Bahama Shipyard Ltd. (“Grand Bahama”), a ship repair and maintenance facility in which we have a 40% noncontrolling interest, is a VIE. This facility serves cruise and cargo ships, oil and gas tankers and offshore units.  We utilize this facility, among other ship repair facilities, for our regularly scheduled drydocks and certain emergency repairs as may be required. During the quarter ended March 31, 2018 and March 31, 2017, we made payments of $22.3 million and $1.7 million to Grand Bahama for ship repair and maintenance services. We have determined that we are not the primary beneficiary of this facility as we do not have the power to direct the activities that most significantly impact the facility’s economic performance. Accordingly, we do not consolidate this entity and we account for this investment under the equity method of accounting. As of March 31, 2018, the net book value of our investment in Grand Bahama was approximately $55.6 million, consisting of $38.7 million in equity and a loan of $16.9 million. As of December 31, 2017, the net book value of our investment in Grand Bahama was approximately $49.4 million, consisting of $32.4 million in equity and a loan of $17.0 million. These amounts represent our maximum exposure to loss related to our investment in Grand Bahama. Our loan with Grand Bahama matures on March 2025 and bears interest at the lower of (i) LIBOR plus 3.50% and (ii) 5.5%. Interest payable on the loan is due on a semi-annual basis. We have experienced strong payment performance on the loan since its amendment in 2016, and as a result completed an evaluation and review of the loan resulting in a reclassification of the loan to accrual status as of October 2017. During the quarter ended March 31, 2018, we received principal and interest payments of approximately $3.0 million. During the quarter ended March 31, 2017, we received principal payments of approximately $0.3 million. The loan balance is included within Other assets in our consolidated balance sheets. The loan is currently accruing interest under the effective yield method, which includes the recognition of previously unrecognized interest that accumulated while the loan was in non-accrual status.

We monitor credit risk associated with the loan through our participation on Grand Bahama’s board of directors along with our review of Grand Bahama’s financial statements and projected cash flows. Based on this review, we believe the risk of loss associated with the outstanding loan is not probable as of March 31, 2018.

We have determined that Skysea Holding International Ltd. ("Skysea Holding"), in which we currently have a 36% noncontrolling interest, is a VIE for which we are not the primary beneficiary, as we do not have the power to direct the activities that most significantly impact the entity's economic performance. Accordingly, we do not consolidate this entity and we account for this investment under the equity method of accounting. In December 2014, we and Ctrip, which also owns 36% of Skysea Holding, each provided a debt facility to a wholly owned subsidiary of Skysea Holding in the amount of $80.0 million, with an applicable interest rate of 6.5% per annum, which originally matured in January 2030. The facilities, which are pari passu to each other, are each 100% guaranteed by Skysea Holding and are secured by first priority mortgages on the ship, Golden Era. Due to payment performance, the loans were classified to non-accrual status in 2017.

In March 2018, the Skysea Holding's board of directors agreed to exit the business given increasing challenges faced by the brand. We expect Skysea Holding will cease business operations by the end of 2018. In connection with the decision to dissolve the brand, SkySea Holding has agreed to sell the Golden Era to an affiliate of TUI AG, our joint venture partner in TUI Cruises.

We review our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. Given SkySea Holding’s planned dissolution and sale of Golden Era, we reviewed the recoverability of our investment, debt facility and other receivables due from the brand. As a result of this analysis, we determined that our investment in SkySea Holding and the carrying value of our debt facility and other receivables due from the brand were impaired as of March 31, 2018 and recognized an impairment charge of $23.3 million. This impairment charge was recognized in Impairment loss related to Skysea Holding within our consolidated statements of comprehensive income (loss) for the quarter ended March 31, 2018. The charge reflects a full impairment of our investment in SkySea Holding and other receivables due to us and reduces the debt facility and the related accrued interest due to us from SkySea Holding to its net realizable value. Refer to Note 10. Fair Value Measurements and Derivative Instruments for further information on the fair value calculation of the debt facility.

As of March 31, 2018, the net book value of our investment in Skysea Holding and its subsidiaries was approximately $69.6 million, consisting of the remaining balance of the $80.0 million debt facility and its related accrued interest. Due to the expected sale of Golden Era in December of 2018, the amount was included within Trade and other receivables, net and represents our maximum exposure to loss related to our investment in Skysea Holding as of March 31, 2018. As of December 31, 2017, the net book value of our investment in Skysea Holding and its subsidiaries was approximately $96.0 million, which consisted of $4.4 million in equity and loans and other receivables of $91.6 million. The majority of these amounts were included within Other assets in our consolidated balance sheets and represented our maximum exposure to loss related to our investment in Skysea Holding as of December 31, 2017.

The following tables set forth information regarding our investments accounted for under the equity method of accounting, including the entities discussed above (in thousands):

	Quarter Ended March 31, 2018	Quarter Ended March 31, 2017
Share of equity income from investments	$28,752	$11,880
Dividends received	$37,918	$27,997

	As of March 31, 2018	As of December 31, 2017
Total notes receivable due from equity investments	$291,116	$314,323
Less-current portion(1)	95,865	38,658
Long-term portion(2)	$195,251	$275,665

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

	Quarter Ended March 31, 2018	Quarter Ended March 31, 2017
Revenues	$14,073	$12,615
Expenses	$3,638	$3,713

Note 6. Long-Term Debt

In March 2018, we took delivery of Symphony of the Seas. We had previously entered into a financing arrangement for the United States dollar financing of this ship in January 2015. Through the financing arrangement, we had the right, but not the obligation, to satisfy the obligations to be incurred upon delivery and acceptance of the vessel under the shipbuilding contract by assuming through a novation agreement, at delivery and acceptance, the debt indirectly incurred by the shipbuilder during the construction of the ship. We borrowed a total of $1.2 billion under our previously committed unsecured term loan, which includes the execution of the novation to satisfy a portion of our final obligation under our shipbuilding agreement. The loan amortizes semi-annually over 12 years and bears interest at a fixed rate of 3.82%. In our consolidated statement of cash flows for the quarter ended March 31, 2018, the acceptance of the ship and satisfaction of our obligation under the shipbuilding contract was classified as an outflow and constructive disbursement within Investing Activities while the amounts novated and effectively advanced from our lender under our previously committed unsecured term loan were classified as an inflow and constructive receipt within Financing Activities.

In March 2018, we entered into and drew in full on a credit agreement in the amount of $130.0 million due January 2023. The loan accrues interest at a floating rate of LIBOR plus an applicable margin. The applicable margin varies with our debt rating and was 1.32% as of March 31, 2018. Amounts from the issuance of this loan were used for capital expenditures.

Note 7. Commitments and Contingencies

Ship Purchase Obligations

Our future capital commitments consist primarily of new ship orders. As of March 31, 2018, we had two Quantum-class ships, one Oasis-class ship and two ships of a new generation of ships, known as our Icon-class, on order for our Royal Caribbean International brand with an aggregate capacity of approximately 25,250 berths. Additionally, as of March 31, 2018, we have four ships of a new generation of ships, known as our Edge-class, and a ship designed for the Galapagos Islands on order for our Celebrity Cruises brand with an aggregate capacity of approximately 12,200 berths.

As of March 31, 2018, the aggregate cost of our ships on order, not including any ships on order by our Partner Brands, was approximately $11.7 billion, of which we had deposited $419.0 million as of such date. Approximately 55.9% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at March 31, 2018. Refer to Note 10. Fair Value Measurements and Derivative Instruments for further information.

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

Note 8. Shareholders’ Equity

During the first quarter of 2018, we declared a cash dividend on our common stock of $0.60 per share which was paid in April 2018. During the first quarter of 2018, we also paid a cash dividend on our common stock of $0.60 per share which was declared during the fourth quarter of 2017.

During the first quarter of 2017, we declared a cash dividend on our common stock of $0.48 per share which was paid in April 2017. During the first quarter of 2017, we also paid a cash dividend on our common stock of $0.48 per share which was declared during the fourth quarter of 2016.

In April 2017, our board of directors authorized a 12-month common stock repurchase program for up to $500.0 million that was completed in February 2018. During the first quarter of 2018, we repurchased 2.1 million shares of our common stock for a total of $275.0 million in open market transactions that were recorded within Treasury stock in our consolidated balance sheet. Our repurchases under this program, including the 1.8 million shares repurchased for $225.0 million during 2017, totaled $500.0 million.

Note 9. Changes in Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) by component for the quarters ended March 31, 2018 and 2017 (in thousands):

	Accumulated Other Comprehensive Income (Loss) for the Quarter Ended March 31, 2018				Accumulated Other Comprehensive Income (Loss) for the Quarter Ended March 31, 2017
	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated comprehensive loss at beginning of the year	$(250,355)	$(33,666)	$(50,244)	$(334,265)	$(820,850)	$(28,083)	$(67,551)	$(916,484)
Other comprehensive income (loss) before reclassifications	127,616	7,417	1,160	136,193	(30,929)	(904)	2,342	(29,491)
Amounts reclassified from accumulated other comprehensive loss	14,914	343	—	15,257	53,390	263	—	53,653
Net current-period other comprehensive income (loss)	142,530	7,760	1,160	151,450	22,461	(641)	2,342	24,162
Ending balance	$(107,825)	$(25,906)	$(49,084)	$(182,815)	$(798,389)	$(28,724)	$(65,209)	$(892,322)

The following table presents reclassifications out of accumulated other comprehensive income (loss) for the quarters ended March 31, 2018 and 2017 (in thousands):

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
Details About Accumulated Other Comprehensive Income (Loss) Components	Quarter Ended March 31, 2018	Quarter Ended March 31, 2017	Affected Line Item in Statements of Comprehensive Income (Loss)
Loss on cash flow derivative hedges:
Interest rate swaps	$(6,838)	$(8,857)	Interest expense, net of interest capitalized
Foreign currency forward contracts	(3,312)	(2,710)	Depreciation and amortization expenses
Foreign currency forward contracts	42	(3,570)	Other expense
Foreign currency collar options	—	(602)	Depreciation and amortization expenses
Fuel swaps	325	2,277	Other expense
Fuel swaps	(5,131)	(39,928)	Fuel
	(14,914)	(53,390)
Amortization of defined benefit plans:
Actuarial loss	(343)	(263)	Payroll and related
	(343)	(263)
Total reclassifications for the period	$(15,257)	$(53,653)

Note 10. Fair Value Measurements and Derivative Instruments

Fair Value Measurements

The estimated fair value of our financial instruments that are not measured at fair value, categorized based upon the fair value hierarchy, are as follows (in thousands):

	Fair Value Measurements at March 31, 2018 Using					Fair Value Measurements at December 31, 2017 Using
Description	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Cash and cash equivalents(4)	$111,245	$111,245	$111,245	$—	$—	$120,112	$120,112	$120,112	$—	$—
Total Assets	$111,245	$111,245	$111,245	$—	$—	$120,112	$120,112	$120,112	$—	$—
Liabilities:
Long-term debt (including current portion of long-term debt)(5)	$8,762,052	$9,333,745	$—	$9,333,745	$—	$7,506,312	$8,038,092	$—	$8,038,092	$—
Total Liabilities	$8,762,052	$9,333,745	$—	$9,333,745	$—	$7,506,312	$8,038,092	$—	$8,038,092	$—

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
(3) Inputs that are unobservable. The Company did not use any Level 3 inputs as of March 31, 2018 and December 31, 2017.
(4) Consists of cash and marketable securities with original maturities of less than 90 days.
(5) Consists of unsecured revolving credit facilities, senior notes, senior debentures and term loans. This does not include our capital lease obligations.

Other Financial Instruments

The carrying amounts of accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value at March 31, 2018 and December 31, 2017.

Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2018 Using				Fair Value Measurements at December 31, 2017 Using
Description	Total	Level 1(1)	Level 2(2)	Level 3(3)	Total	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Derivative financial instruments(4)	$391,116	$—	$391,116	$—	$320,385	$—	$320,385	$—
Investments(5)	$5	5	—	—	$3,340	3,340	—	—
Total Assets	$391,121	$5	$391,116	$—	$323,725	$3,340	$320,385	$—
Liabilities:
Derivative financial instruments(6)	$118,117	$—	$118,117	$—	$115,961	$—	$115,961	$—
Total Liabilities	$118,117	$—	$118,117	$—	$115,961	$—	$115,961	$—

(1) Inputs based on quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Valuation of these items does not entail a significant amount of judgment.
(2) Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. For foreign currency forward contracts, interest rate swaps and fuel swaps, fair value is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms, such as maturity, as well as other inputs, such as foreign exchange rates and curves, fuel types, fuel curves and interest rate yield curves. All derivative instrument fair values take into account the creditworthiness of the counterparty and the Company.
(3) Inputs that are unobservable. The Company did not use any Level 3 inputs as of March 31, 2018 and December 31, 2017.
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

The reported fair values are based on a variety of factors and assumptions. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of March 31, 2018 or December 31, 2017, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.

The following table presents information about the fair value of our equity method investment and note and other receivables due related to SkySea Holding, further discussed in Note 5. Other Assets, recorded at fair value on a nonrecurring basis (in thousands):

	Fair Value Measurements at March 31, 2018 Using
Description	Total Carrying Amount	Total Fair Value	Level 3	Total Impairment
Equity-method investment- SkySea Holding (1)	$—	$—	$—	$509
Debt facility and other receivables due from Skysea Holding (2)	$69,562	$69,562	$69,562	$22,834
Total	$69,562	$69,562	$69,562	$23,343

(1) Due to the expectation that Skysea Holding will cease business operations by the end of 2018, we do not deem our investment balance to be recoverable and therefore, we estimated the fair value of our investment to be zero as of March 31, 2018.

(2) We estimated the fair value of our debt facility and other receivables due from Skysea Holding based on the fair value of the collateral of the debt facility, Skysea Holding's ship, Golden Era. During the quarter ended March 31, 2018, Skysea Holding agreed to sell Golden Era to an affiliate of TUI AG, our joint venture partner in TUI Cruises. The fair value of the ship represents the net realizable value based on the agreed upon sale price of the ship. The sale of the ship is expected to be completed in December 2018. For further information on the Skysea Holding impairment, refer to Note 5. Other Assets.

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

The following table presents information about the Company’s offsetting of financial assets under master netting agreements with derivative counterparties:

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of March 31, 2018				As of December 31, 2017
	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Received	Net Amount of Derivative Assets
(In thousands)
Derivatives subject to master netting agreements	$391,116	$(110,989)	$—	$280,127	$320,385	$(104,751)	$—	$215,634
Total	$391,116	$(110,989)	$—	$280,127	$320,385	$(104,751)	$—	$215,634

The following table presents information about the Company’s offsetting of financial liabilities under master netting agreements with derivative counterparties:

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of March 31, 2018				As of December 31, 2017
	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Pledged	Net Amount of Derivative Liabilities
(In thousands)
Derivatives subject to master netting agreements	$(118,117)	$110,989	$—	$(7,128)	$(115,961)	$104,751	$—	$(11,210)
Total	$(118,117)	$110,989	$—	$(7,128)	$(115,961)	$104,751	$—	$(11,210)

Concentrations of Credit Risk

We monitor our credit risk associated with financial and other institutions with which we conduct significant business and, to minimize these risks, we select counterparties with credit risks acceptable to us and we seek to limit our exposure to an individual counterparty. Credit risk, including but not limited to counterparty nonperformance under derivative instruments, our credit facilities and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions, insurance companies and export credit agencies many of which we have long-term relationships with and which have credit risks acceptable to us or where the credit risk is spread out among a large number of counterparties. As of March 31, 2018 and December 31, 2017, we had counterparty credit risk exposure under our derivative instruments of approximately $273.4 million and $212.8 million, respectively, which were limited to the cost of replacing the contracts in the event of non-performance by the counterparties to the contracts, the majority of which are currently our lending banks. We do not anticipate nonperformance by any of our significant counterparties. In addition, we have established guidelines we follow regarding credit ratings and instrument maturities to maintain safety and liquidity. We do not normally require collateral or other security to support credit relationships; however, in certain circumstances this option is available to us.

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

Changes in the fair value of derivatives that are designated as fair value hedges are offset against changes in the fair value of the underlying hedged assets, liabilities or firm commitments. Gains and losses on derivatives that are designated as cash flow hedges are recorded as a component of Accumulated other comprehensive loss until the underlying hedged transactions are recognized in earnings. The foreign currency transaction gain or loss of our non-derivative financial instruments and the changes in the fair value of derivatives designated as hedges of our net investment in foreign operations and investments are recognized as a component of Accumulated other comprehensive loss along with the associated foreign currency translation adjustment of the foreign operation or investment, with the amortization of excluded components affecting earnings.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our long-term debt obligations including future interest payments. At March 31, 2018 and December 31, 2017, approximately 60.9% and 57.4%, respectively, of our long-term debt was effectively fixed. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense.

Market risk associated with our long-term fixed rate debt is the potential increase in fair value resulting from a decrease in interest rates. We use interest rate swap agreements that effectively convert a portion of our fixed-rate debt to a floating-rate basis to manage this risk. At March 31, 2018 and December 31, 2017, we maintained interest rate swap agreements on the following fixed-rate debt instruments:

Debt Instrument	Swap Notional as of March 31, 2018 (In thousands)	Maturity	Debt Fixed Rate	Swap Floating Rate: LIBOR plus	All-in Swap Floating Rate as of March 31, 2018
Oasis of the Seas term loan	$140,000	October 2021	5.41%	3.87%	5.44%
Unsecured senior notes	650,000	November 2022	5.25%	3.63%	5.47%
	$790,000

These interest rate swap agreements are accounted for as fair value hedges.

Market risk associated with our long-term floating rate debt is the potential increase in interest expense from an increase in interest rates. We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage this risk. At March 31, 2018 and December 31, 2017, we maintained interest rate swap agreements on the following floating-rate debt instruments:

Debt Instrument	Swap Notional as of March 31, 2018 (In thousands)	Maturity	Debt Floating Rate		All-in Swap Fixed Rate
Celebrity Reflection term loan	$381,792	October 2024	LIBOR plus	0.40%	2.85%
Quantum of the Seas term loan	551,250	October 2026	LIBOR plus	1.30%	3.74%
Anthem of the Seas term loan	573,958	April 2027	LIBOR plus	1.30%	3.86%
Ovation of the Seas term loan	726,250	April 2028	LIBOR plus	1.00%	3.16%
Harmony of the Seas term loan (1)	746,332	May 2028	EURIBOR plus	1.15%	2.26%
	$2,979,582

(1) Interest rate swap agreements hedging the Euro-denominated term loan for Harmony of the Seas include EURIBOR zero-floor matching the hedged debt EURIBOR zero-floor. Amount presented is based on the exchange rate as of March 31, 2018.

These interest rate swap agreements are accounted for as cash flow hedges.

The notional amount of interest rate swap agreements related to outstanding debt as of March 31, 2018 and December 31, 2017 was $3.8 billion.

Foreign Currency Exchange Rate Risk

Derivative Instruments

Our primary exposure to foreign currency exchange rate risk relates to our ship construction contracts denominated in Euros, our foreign currency denominated debt and our international business operations. We enter into foreign currency forward contracts, to manage portions of the exposure to movements in foreign currency exchange rates. As of March 31, 2018, the aggregate cost of our ships on order, not including any ships on order by our Partner Brands, was approximately $11.7 billion, of which we had deposited $419.0 million as of such date. At March 31, 2018 and December 31, 2017, approximately 55.9% and 54.0%, respectively, of the aggregate cost of the ships under construction was exposed to fluctuations in the Euro exchange rate. The majority of our foreign currency forward contracts, collar options and cross currency swap agreements are accounted for as cash flow, fair value or net investment hedges depending on the designation of the related hedge.

On a regular basis, we enter into foreign currency forward contracts and, from time to time, we utilize cross-currency swap agreements to minimize the volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than our functional currency or the functional currencies of our foreign subsidiaries. During the first quarter of 2018, we maintained an average of approximately $770.5 million of these foreign currency forward contracts. These instruments are not designated as hedging instruments. Changes in the fair value of the foreign currency forward contracts resulted in a gain, of approximately $5.6 million and $13.8 million during the quarters ended March 31, 2018 and March 31, 2017, respectively, that were recognized in earnings within Other expense in our consolidated statements of comprehensive income (loss).

We consider our investments in our foreign operations to be denominated in relatively stable currencies and of a long-term nature. As of March 31, 2018, we maintained foreign currency forward contracts and designated them as hedges of a portion of our net investments primarily in TUI cruises of €101.0 million, or approximately $124.2 million based on the exchange rate at March 31, 2018. These forward currency contracts mature in October 2021.

The notional amount of outstanding foreign exchange contracts including our forward contracts as of March 31, 2018 and December 31, 2017 was $4.0 billion and $4.6 billion, respectively.

Non-Derivative Instruments

We also address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries’ and investments’ functional currencies and designating it as a hedge of these subsidiaries and investments. We had designated debt as a hedge of our net investments primarily in TUI Cruises of approximately €301.0 million, or approximately $370.6 million, as of March 31, 2018. As of December 31, 2017, we had designated debt as a hedge of our net investments in TUI Cruises of approximately €246.0 million, or approximately $295.3 million.

 Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates primarily to the consumption of fuel on our ships. We use fuel swap agreements to mitigate the financial impact of fluctuations in fuel prices.

Our fuel swap agreements are accounted for as cash flow hedges. At March 31, 2018, we have hedged the variability in future cash flows for certain forecasted fuel transactions occurring through 2022. As of March 31, 2018 and December 31, 2017, we had the following outstanding fuel swap agreements:

	Fuel Swap Agreements
	As of March 31, 2018	As of December 31, 2017
	(metric tons)
2018	512,800	673,700
2019	668,500	668,500
2020	531,200	531,200
2021	224,900	224,900
2022	—	—

	Fuel Swap Agreements
	As of March 31, 2018	As of December 31, 2017
	(% hedged)
Projected fuel purchases:
2018	50%	50%
2019	47%	46%
2020	36%	36%
2021	14%	14%
2022	—	—

At March 31, 2018 and December 31, 2017, $19.7 million and $23.7 million, respectively, of estimated unrealized net loss associated with our cash flow hedges pertaining to fuel swap agreements were expected to be reclassified to earnings from Accumulated other comprehensive loss within the next twelve months. Reclassification is expected to occur as the result of fuel consumption associated with our hedged forecasted fuel purchases.

The fair value and line item caption of derivative instruments recorded within our consolidated balance sheets were as follows:

	Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of March 31, 2018	As of December 31, 2017	Balance Sheet Location	As of March 31, 2018	As of December 31, 2017
		Fair Value	Fair Value		Fair Value	Fair Value
(In thousands)
Derivatives designated as hedging instruments under ASC 815-20(1)
Interest rate swaps	Other assets	$38,096	$7,330	Other long-term liabilities	$47,251	$46,509
Foreign currency forward contracts	Derivative financial instruments	42,688	68,352	Derivative financial instruments	1,390	—
Foreign currency forward contracts	Other assets	235,802	158,879	Other long-term liabilities	12,426	6,625
Fuel swaps	Derivative financial instruments	22,061	13,137	Derivative financial instruments	31,235	38,488
Fuel swaps	Other assets	38,562	51,265	Other long-term liabilities	15,180	13,411
Total derivatives designated as hedging instruments under 815-20		377,209	298,963		107,482	105,033
Derivatives not designated as hedging instruments under ASC 815-20
Foreign currency forward contracts	Derivative financial instruments	$4,361	$9,945	Derivative financial instruments	$2,369	$2,933
Foreign currency forward contracts	Other assets	4,413	2,793	Other long-term liabilities	2,762	1,139
Fuel swaps	Derivative financial instruments	4,830	7,886	Derivative financial instruments	5,320	6,043
Fuel swaps	Other Assets	303	798	Other long-term liabilities	184	813
Total derivatives not designated as hedging instruments under 815-20		13,907	21,422		10,635	10,928
Total derivatives		$391,116	$320,385		$118,117	$115,961

(1) Accounting Standard Codification 815-20 “Derivatives and Hedging.”

The location and amount of gain or (loss) recognized in income on fair value and cash flow hedging relationships were as follows (in thousands):

	Quarter Ended March 31, 2018				Quarter Ended March 31, 2017
	Fuel Expense	Depreciation and Amortization Expenses	Interest Income (Expense)	Other Income (Expense)	Fuel Expense	Depreciation and Amortization Expenses	Interest Income (Expense)	Other Income (Expense)

Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	160,341	240,230	(60,145)	(757)	177,414	235,749	(74,065)	(2,611)

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	n/a	n/a	13,182	n/a	n/a	n/a	n/a	2,457
Derivatives designated as hedging instruments	n/a	n/a	(12,570)	n/a	n/a	n/a	1,173	(1,531)
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	n/a	n/a	(6,838)	n/a	n/a	n/a	(8,857)	n/a
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income as a result that a forecasted transaction is no longer probable of occurring	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Commodity contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into income	(5,131)	n/a	n/a	325	(39,928)	n/a	n/a	2,277
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Foreign exchange contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	n/a	(3,312)	n/a	42	n/a	(3,312)	n/a	(3,570)
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

The carrying value and line item caption of non-derivative instruments designated as hedging instruments recorded within our consolidated balance sheets were as follows:

		Carrying Value
Non-derivative instrument designated as hedging instrument under ASC 815-20	Balance Sheet Location	As of March 31, 2018	As of December 31, 2017
(In thousands)
Foreign currency debt	Current portion of long-term debt	$88,353	$70,097
Foreign currency debt	Long-term debt	281,907	225,226
		$370,260	$295,323

The effect of derivative instruments qualifying and designated as hedging instruments and the related hedged items in fair value hedges on the consolidated statements of comprehensive income (loss) was as follows:

Derivatives and Related Hedged Items under ASC 815-20 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative and Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative		Amount of Gain (Loss) Recognized in Income on Hedged Item
		Quarter Ended March 31, 2018	Quarter Ended March 31, 2017	Quarter Ended March 31, 2018	Quarter Ended March 31, 2017
(In thousands)
Interest rate swaps	Interest expense, net of interest capitalized	$(12,570)	$1,173	$13,182	$—
Interest rate swaps	Other expense	—	(1,531)	—	2,457
		$(12,570)	$(358)	$13,182	$2,457

The fair value and line item caption of derivative instruments recorded within our consolidated balance sheets for the cumulative basis adjustment for fair value hedges were as follows (in thousands):

Line Item in the Statement of Financial PositionWhere the Hedged Item is Included	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
	As of March 31, 2018	As of December 31, 2017	As of March 31, 2018	As of December 31, 2017

Current portion of long-term debt and Long-term debt	$751,014	$749,155	$(33,274)	$(34,813)
	$751,014	$749,155	$(33,274)	$(34,813)

The effect of derivative instruments qualifying and designated as cash flow hedging instruments on the consolidated financial statements was as follows:

Derivatives under ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Loss) on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Effective Portion)
	Quarter Ended March 31, 2018	Quarter Ended March 31, 2017		Quarter Ended March 31, 2018	Quarter Ended March 31, 2017
(In thousands)
Interest rate swaps	$37,191	$(2,489)	Interest expense, net of interest capitalized	$(6,838)	$(8,857)
Foreign currency forward contracts	95,366	2,129	Depreciation and amortization expenses	(3,312)	(2,710)
Foreign currency forward contracts	—	—	Other expense	42	(3,570)
Foreign currency collar options	—	—	Depreciation and amortization expenses	—	(602)
Fuel swaps	—	—	Other expense	325	2,277
Fuel swaps	(4,941)	(30,569)	Fuel	(5,131)	(39,928)
	$127,616	$(30,929)		$(14,914)	$(53,390)

Gain (Loss) Recognized in Income (Net Investment Excluded Components) (1)
(In thousands)
Net inception fair value at January 1, 2018	$(11,335)
Fair value at March 31, 2018	(8,861)
Change in fair value at March 31, 2018	(2,474)
Amount of gain recognized in income for the quarter ended March 31, 2018	744
Amount of gain recognized in accumulated other comprehensive loss	$(1,730)

(1) Represents amounts excluded from the assessment of effectiveness for which the difference between changes in fair value and periodic amortization is recorded in other comprehensive income.

The effect of non-derivative instruments qualifying and designated as net investment hedging instruments on the consolidated financial statements was as follows:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)
Non-derivative instruments under ASC 815-20 Net Investment Hedging Relationships	Quarter Ended March 31, 2018	Quarter Ended March 31, 2017
(In thousands)
Foreign Currency Debt	$(8,244)	$4,369
	$(8,244)	$4,369

There was no amount recognized in income (ineffective portion and amount excluded from effectiveness testing) for the quarters March 31, 2018 and March 31, 2017, respectively.

The effect of derivatives not designated as hedging instruments on the consolidated financial statements was as follows:

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments under ASC 815-20	Location of Gain (Loss) Recognized in Income on Derivatives	Quarter Ended March 31, 2018	Quarter Ended March 31, 2017
(In thousands)
Foreign currency forward contracts	Other expense	$5,635	$13,812
Fuel swaps	Other expense	(30)	(60)
Fuel swaps	Fuel	2,205	—
		$7,810	$13,752

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

The amount of collateral required to be posted following such event will change as, and to the extent, our net liability position increases or decreases by more than the applicable minimum call amount. If our credit rating for our senior unsecured debt is subsequently equal to or above BBB- by Standard & Poor’s or Baa3 by Moody’s, then any collateral posted at such time will be released to us and we will no longer be required to post collateral unless we meet the collateral trigger requirement at the next fifth-year anniversary. At March 31, 2018, four of our interest rate derivative instruments had reached their fifth anniversary; however, our senior unsecured debt credit rating was BBB- by Standard & Poor’s and Baa3 by Moody’s and, accordingly, we were not required to post any collateral as of such date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Concerning Forward-Looking Statements

The discussion under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance (including our expectations for the second quarter and full year of 2018 and our earnings and yield estimates for 2018 set forth under the heading "Outlook" below), business and industry prospects or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. Words such as "anticipate," "believe," "could," "estimate," "expect," "goal," "intend," "may," "plan," "project," "seek," "should," "will," "driving" and similar expressions are intended to further identify any of these forward-looking statements. Forward-looking statements reflect management's current expectations but they are based on judgments and are inherently uncertain. Furthermore, they are subject to risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q and, in particular, the risks discussed under the caption "Risk Factors" in Part II, Item 1A herein.

All forward-looking statements made in this Quarterly Report on Form 10-Q speak only as of the date of this document.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

The discussion and analysis of our financial condition and results of operations has been organized to present the following:

•	a review of our financial presentation, including discussion of certain operational and financial metrics we utilize to assist us in managing our business;

•	a discussion of our results of operations for the quarter ended March 31, 2018 compared to the same period in 2017;

•	a discussion of our business outlook, including our expectations for selected financial items for the second quarter and full year of 2018; and

•	a discussion of our liquidity and capital resources, including our future capital and contractual commitments and potential funding sources.

Critical Accounting Policies

For a discussion of our critical accounting policies, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Adjusted Net Income represents net income excluding certain items that we believe adjusting for is meaningful when assessing our performance on a comparative basis. For the periods presented, these items included the impairment loss related to Skysea Holding and the impact of the change in accounting principle related to the recognition of stock-based compensation expense from the graded attribution method to the straight-line attribution method for time-based stock awards.

Available Passenger Cruise Days (“APCD”) is our measurement of capacity and represents double occupancy per cabin multiplied by the number of cruise days for the period , which excludes canceled cruise days and drydock days. We use this measure to perform capacity and rate analysis to identify our main non-capacity drivers that cause our cruise revenue and expenses to vary.

Gross Cruise Costs represent the sum of total cruise operating expenses plus marketing, selling and administrative expenses.

Gross Yields represent total revenues per APCD.

Net Cruise Costs and Net Cruise Costs Excluding Fuel represent Gross Cruise Costs excluding commissions, transportation and other expenses and onboard and other expenses and, in the case of Net Cruise Costs Excluding Fuel, fuel expenses (each of which is described above under the Description of Certain Line Items heading). In measuring our ability to control costs in a manner that positively impacts net income, we believe changes in Net Cruise Costs and Net Cruise Costs Excluding Fuel to be the most relevant indicators of our performance. A reconciliation of historical Gross Cruise Costs to Net Cruise Costs and Net Cruise Costs Excluding Fuel is provided below under Results of Operations. For the periods presented, Net Cruise Costs exclude the impact of the change in accounting principle related to the recognition of stock-based compensation expense from the graded attribution method to the straight-line attribution method for time-based stock awards, which was included within Marketing, selling and administrative expenses.

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

Return on Invested Capital ("ROIC") is defined to mean “Operating Profit” divided by “Invested Capital,” whereby (i) “Operating Profit” is  adjusted operating income (including income from equity pick-ups and related items) minus taxes, and (ii) “Invested Capital” is the most recent five-quarter average of total debt (i.e., current portion of long-term debt plus long-term debt) plus shareholders equity. This is effective as of January 1, 2018.

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

The use of certain significant non-GAAP measures, such as Net Yields, Net Cruise Costs and Net Cruise Costs Excluding Fuel, allows us to perform capacity and rate analysis to separate the impact of known capacity changes from other less predictable changes which affect our business. We believe these non-GAAP measures provide expanded insight to measure revenue and cost performance in addition to the standard GAAP based financial measures. There are no specific rules or regulations for determining non-GAAP and Constant Currency measures, and as such, there exists the possibility that they may not be comparable to other companies within the industry.

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

Results of Operations

Summary

Net income and Adjusted Net Income for the first quarter of 2018 was $218.7 million and $232.8 million, or $1.02 and $1.09 per share on a diluted basis, respectively, compared to both net income and Adjusted Net Income of $214.7 million, or $0.99 per share on a diluted basis, respectively, for the first quarter of 2017.

Significant items for the quarter ended March 31, 2018 include:

•
Total revenues, excluding the favorable effect of changes in foreign currency exchange rates, decreased $19.4 million for the quarter ended March 31, 2018 as compared to the same period in 2017. The decrease was primarily due to the decrease in capacity, partially offset by the increase in ticket prices, which are further discussed below.

•
The effect of changes in foreign currency exchange rates related to our passenger ticket and onboard and other revenue transactions denominated in currencies other than the United States dollar, resulted in an increase in total revenues of $38.6 million for the quarter ended March 31, 2018 compared to the same period in 2017.

•
Total cruise operating expenses, excluding the unfavorable effect of changes in foreign currency exchange rates, decreased $10.6 million for the quarter ended March 31, 2018 as compared to the same period in 2017. The decrease was primarily due to the decrease in capacity further discussed below, partially offset by the gain of $30.9 million recognized on the sale of Legend of the Seas in March 2017 that did not recur in 2018.

•
The effect of changes in foreign currency exchange rates related to our cruise operating expenses, denominated in currencies other than the United States dollar, resulted in an increase in total operating expenses of $10.8 million for the quarter ended March 31, 2018 compared to the same period in 2017.

•
The recognition of an impairment loss of $23.3 million related to the Skysea Holding investment, debt facility and other receivables due, which is reported within Impairment loss related to SkySea Holding within our consolidated statements of comprehensive income (loss). Refer to Note 5. Other Assets for further discussion on the impairment.

Other Items

•
In March 2018, we took delivery of Symphony of the Seas. To finance the purchase, we borrowed $1.2 billion under a previously committed unsecured term loan. Refer to Note 6. Long-Term Debt to our consolidated financial statements for further information. The ship entered service at the end of the first quarter of 2018.

•	In March 2018, we completed the purchase of Azamara Pursuit. The ship is expected to enter service during the third quarter of 2018.

•	We entered into and drew in full on a credit agreement in the amount of $130.0 million. Refer to Note 6. Long-Term Debt to our consolidated financial statements for further information.

Operating results for the quarter ended March 31, 2018 compared to the same period in 2017 are shown in the following table (in thousands, except per share data):

	Quarter Ended March 31,
	2018		2017
		% of Total Revenues		% of Total Revenues
Passenger ticket revenues	$1,425,644	70.3%	$1,418,223	70.6%
Onboard and other revenues	602,112	29.7%	590,337	29.4%
Total revenues	2,027,756	100.0%	2,008,560	100.0%
Cruise operating expenses:
Commissions, transportation and other	290,609	14.3%	310,248	15.4%
Onboard and other	99,537	4.9%	105,994	5.3%
Payroll and related	227,156	11.2%	215,735	10.7%
Food	119,642	5.9%	121,211	6.0%
Fuel	160,341	7.9%	177,414	8.8%
Other operating	278,734	13.7%	245,222	12.2%
Total cruise operating expenses	1,176,019	58.0%	1,175,824	58.5%
Marketing, selling and administrative expenses	337,361	16.6%	317,465	15.8%
Depreciation and amortization expenses	240,230	11.8%	235,749	11.7%
Operating Income	274,146	13.5%	279,522	13.9%
Other income (expense):
Interest income	7,733	0.4%	6,252	0.3%
Interest expense, net of interest capitalized	(67,878)	(3.3)%	(80,317)	(4.0)%
Equity investment income	28,752	1.4%	11,880	0.6%
Impairment loss related to Skysea Holding	(23,343)	(1.2)%	—	—%
Other expense	(757)	—%	(2,611)	(0.1)%
	(55,493)	(2.7)%	(64,796)	(3.2)%
Net Income	$218,653	10.8%	$214,726	10.7%
Diluted Earnings per Share	$1.02		$0.99

Adjusted Net Income and Adjusted Earnings per Share were calculated as follows (in thousands, except per share data):

	Quarter Ended March 31,
	2018	2017
Net Income	$218,653	$214,726
Adjusted Net income	232,758	214,726
Net Adjustments to Net Income- Increase	$14,105	$—
Adjustments to Net Income:
Impairment loss related to Skysea Holding	$23,343	$—
Impact of change in accounting principle(1)	(9,238)	—
Net Adjustments to Net Income- Increase	$14,105	$—

Basic:
Earnings per Share	$1.03	$1.00
Adjusted Earnings per Share	$1.09	$1.00

Diluted:
Earnings per Share	$1.02	$0.99
Adjusted Earnings per Share	$1.09	$0.99

Weighted-Average Shares Outstanding:
Basic	212,610	214,870
Diluted	213,602	215,813

(1) In January 2018, we elected to change our accounting policy for recognizing stock-based compensation expense from the graded attribution method to the straight-line attribution method for time-based stock awards. Refer to Note 2. Summary of Significant Accounting Policies for further information.

Selected statistical information is shown in the following table:

	Quarter Ended March 31,
	2018	2017
Passengers Carried	1,404,951	1,425,533
Passenger Cruise Days	9,625,781	9,959,565
APCD	8,915,706	9,279,410
Occupancy	108.0%	107.3%

Gross Yields and Net Yields were calculated as follows (in thousands, except APCD and Yields):

	Quarter Ended March 31,
	2018	2018 On a Constant Currency Basis	2017
Passenger ticket revenues	$1,425,644	$1,392,314	$1,418,223
Onboard and other revenues	602,112	596,842	590,337
Total revenues	2,027,756	1,989,156	2,008,560
Less:
Commissions, transportation and other	290,609	285,594	310,248
Onboard and other	99,537	99,360	105,994
Net Revenues	$1,637,610	$1,604,202	$1,592,318

APCD	8,915,706	8,915,706	9,279,410
Gross Yields	$227.44	$223.11	$216.45
Net Yields	$183.68	$179.93	$171.60

Gross Cruise Costs, Net Cruise Costs and Net Cruise Costs Excluding Fuel were calculated as follows (in thousands, except APCD and costs per APCD):

	Quarter Ended March 31,
	2018	2018 On a Constant Currency Basis	2017
Total cruise operating expenses	$1,176,019	$1,165,178	$1,175,824
Marketing, selling and administrative expenses (1)	346,599	340,960	317,465
Gross Cruise Costs	1,522,618	1,506,138	1,493,289
Less:
Commissions, transportation and other	290,609	285,594	310,248
Onboard and other	99,537	99,360	105,994
Net Cruise Costs	1,132,472	1,121,184	1,077,047
Less:
Fuel	160,341	160,341	177,414
Net Cruise Costs Excluding Fuel	$972,131	$960,843	$899,633

APCD	8,915,706	8,915,706	9,279,410
Gross Cruise Costs per APCD	$170.78	$168.93	$160.92
Net Cruise Costs per APCD	$127.02	$125.75	$116.07
Net Cruise Costs Excluding Fuel per APCD	$109.04	$107.77	$96.95

(1)
For the quarter ended March 31, 2018, amount does not include the impact of the change in accounting principle of $9.2 million related to the recognition of stock-based compensation expense. Refer to Note 2. Summary of Significant Accounting Policies for further information.

2018 Outlook

The Company does not make predictions about fuel pricing, interest rates or currency exchange rates but does provide guidance about its future business activities. On April 26, 2018, we announced the following full year and second quarter 2018 guidance based on the then current fuel pricing, interest rates and currency exchange rates:

Full Year 2018

	As Reported	Constant Currency
Net Yields	3.5% to 4.5%	2.0% to 3.75%
Net Cruise Costs per APCD	Approx. 2.0%	Approx. 1.5%
Net Cruise Costs per APCD, Excluding Fuel	3.0% to 3.5%	Approx 2.5%
Capacity Change	3.7%
Depreciation and Amortization	$1,040 to $1,050 million
Interest Expense, net	$280 to $290 million
Fuel Consumption (metric tons)	1,338,900
Fuel Expenses	$678 million
Percent Hedged (fwd consumption)	50%
Impact of 10% change in fuel prices	$29 million
1% Change in Currency	$14 million
1% Change in Net Yield	$58 million
1% Change in NCC x Fuel	$28 million
100 basis pt. Change in LIBOR	$21 million
Adjusted Earnings per Share-Diluted	$8.70 to $8.90

Second Quarter 2018

	As Reported	Constant Currency
Net Yields	3.0% to 3.5%	1.5% to 2.0%
Net Cruise Costs per APCD	Approx. 4.5%	Approx. 4.0%
Net Cruise Costs per APCD, Excluding Fuel	5.5% to 6.0%	Approx. 5.0%
Capacity Change	2.7%
Depreciation and Amortization	$255 to $260 million
Interest Expense, net	$75 to $80 million
Fuel Consumption (metric tons)	337,000
Fuel Expenses	$173 million
Percent Hedged (fwd consumption)	50%
Impact of 10% change in fuel prices	$10 million
1% Change in Currency	$4 million
1% Change in Net Yield	$18 million
1% Change in NCC x Fuel	$10 million
100 basis pt. Change in LIBOR	$5 million
Adjusted Earnings per Share-Diluted	$1.85 to 1.90

Volatility in foreign currency exchange rates affects the United States dollar value of our earnings. Based on our highest net exposure for each quarter and the full year 2018, the top five foreign currencies are ranked below. For example, the British Pound is the most impactful currency in the second, third and fourth quarters of 2018. The first quarter of 2018 rankings are based on actual results. Rankings for the remaining quarters and full year are based on estimated net exposures.

Ranking	Q1	Q2	Q3	Q4	FY 2018
1	AUD	GBP	GBP	GBP	GBP
2	CAD	AUD	CNH	AUD	AUD
3	GBP	CAD	EUR	CAD	CAD
4	CNH	CNH	CAD	EUR	EUR
5	EUR	EUR	AUD	CNH	CNH

The currency abbreviations above are defined as follows:

Currency Abbreviation	Currency
AUD	Australian Dollar
CAD	Canadian Dollar
CNH	Chinese Yuan
EUR	Euro
GBP	British Pound

Quarter Ended March 31, 2018 Compared to Quarter Ended March 31, 2017

In this section, references to 2018 refer to the quarter ended March 31, 2018 and references to 2017 refer to the quarter ended March 31, 2017.

Revenues

Total revenues for 2018 increased $19.2 million, or 1.0%, from 2017.

Passenger ticket revenues comprised 70.3% of our 2018 total revenues. Passenger ticket revenues for 2018 increased by $7.4 million, or 0.5%, from 2017. The increase was primarily due to:

•	a favorable effect of changes in foreign currency exchange rates related to our revenue transactions denominated in currencies other than the United States dollar of approximately $33.3 million; and

•	an increase of $29.7 million in ticket prices primarily driven by higher pricing on our Asia/Pacific sailings.

The increase in passenger ticket revenues was partially offset by a 3.9% decrease in capacity, which decreased passenger ticket revenues by $55.6 million primarily due to the sale of Legend of the Seas in the first quarter of 2017 and additional drydock days in 2018 compared to 2017.

The remaining 29.7% of 2018 total revenues was comprised of onboard and other revenues, which increased $11.8 million, or 2.0%, to $602.1 million in 2018 from $590.3 million in 2017. The increase in onboard and other revenues was primarily due to:

•
a $24.6 million increase in onboard revenue attributable to higher spending on a per passenger basis primarily due to our revenue enhancing initiatives, including beverage package sales and promotions, new strategies and promotions on our specialty restaurants, gaming initiatives and the increased revenue associated with internet and other telecommunication services; and

•
a favorable effect of changes in foreign currency exchange rates related to our onboard and other revenue transactions denominated in currencies other than the United States dollar of approximately $5.3 million.

The increase in onboard and other revenues was partially offset by a $22.6 million decrease attributable to the 3.9% decrease in capacity noted above.

Onboard and other revenues included concession revenues of $80.0 million in 2018 and $79.3 million in 2017.

Cruise Operating Expenses

Total cruise operating expenses for 2018 remained consistent at $1.2 billion compared to 2017. The more notable changes within cruise operating expenses were as follows:

•	a $30.9 million gain recognized in 2017 resulting from the sale of Legend of the Seas which did not recur in 2018;

•	a $19.6 million increase in payroll and related expenses primarily driven by changes in our gratuity structure;

•
an unfavorable effect of changes in foreign currency exchange rates related to our cruise operating expenses denominated in currencies other than the United States dollar of approximately $10.8 million; and

•	a $7.3 million increase in vessel maintenance primarily due to the timing of scheduled drydocks.

The above increases in cruise operating expenses were mostly offset by:

•	a 3.9% decrease in capacity noted above, which decreased cruise operating expenses by $47.1 million;

•	a $10.7 million decrease in head taxes primarily due to the timing of payments and itinerary changes; and

•
a $10.2 million decrease in fuel expense, excluding the impact of the decrease in capacity. Our cost of fuel (net of the financial impact of fuel swap agreements) for 2018 decreased 5.8% per metric ton compared to 2017.

Marketing, Selling and Administrative Expenses

Marketing, selling and administrative expenses for 2018 increased $19.9 million, or 6.3%, to $337.4 million from $317.5 million in 2017. The increase was primarily due to higher spending on advertisement and media promotions.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for 2018 increased $4.5 million, or 1.9%, to $240.2 million from $235.7 million in 2017. The increase was primarily due to new shipboard additions associated with our ship upgrade projects and to a lesser extent, additions related to our shoreside projects. The increase was partially offset by the sale of Legend of the Seas in the first quarter of 2017.

Other Income (Expense)

Interest expense, net of interest capitalized for 2018 decreased $12.4 million, or 15.5%, to $67.9 million from $80.3 million in 2017. The decrease was due to a lower average debt level in 2018 compared to 2017 and an increase in capitalized interest primarily due to our ships on order, partially offset by higher interest rates.

Equity investment income increased $16.9 million, or 142.0%, to $28.8 million in 2018 from $11.9 million in 2017 mainly due to an increase in income from TUI Cruises.

Impairment loss related to Skysea Holding was $23.3 million in 2018 compared to no impairment loss in 2017. During 2018, we recognized an impairment charge to write down our investment balance, debt facility and other receivables due from Skysea Holding to its implied fair value. Refer to Note 5. Other Assets, for further information.

Gross and Net Yields

Gross and Net Yields increased 5.1% and 7.0%, respectively, in 2018 compared to 2017 primarily due to the increase in passenger ticket and onboard and other revenues discussed above. Gross and Net Yields on a Constant Currency basis increased 3.1% and 4.9%, respectively, in 2018 compared to 2017.

Gross and Net Cruise Costs

Gross and Net Cruise Costs increased 2.0% and 5.1%, respectively, in 2018 compared to 2017 and Gross and Net Cruise Costs per APCD increased 6.1% and 9.4%, respectively, in 2018 compared to 2017 primarily due to the gain of $30.9 million recognized on the sale of Legend of the Seas in March 2017 that did not recur in 2018. Gross and Net Cruise Costs per APCD on a Constant Currency basis increased 5.0% and 8.3%, respectively, in 2018 compared to 2017.

Net Cruise Costs Excluding Fuel

Net Cruise Costs Excluding Fuel per APCD increased 12.5% in 2018 compared to 2017 and increased 11.2% in 2018 compared to 2017 on a Constant Currency basis.

Other Comprehensive Income (Loss)

Other comprehensive income in 2018 was $151.5 million compared to $24.2 million in 2017. The increase of $127.3 million or 534.6% was primarily due to the Gain on cash flow derivative hedges in 2018 of $142.5 million compared to $22.5 million in 2017. The increase of $120.1 million in 2018 was primarily due to an increase in foreign currency forward contract and interest rate swap values in 2018.

Future Application of Accounting Standards

Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements for further information on Recent Accounting Pronouncements.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash flow generated from operations provides us with a significant source of liquidity. Net cash provided by operating activities increased $127.6 million to $924.1 million for the first three months in 2018 compared to $796.5 million for the same period in 2017. The increase in cash provided by operating activities was primarily attributable to an increase in proceeds from customer deposits and a decrease in fuel costs during the first three months in 2018 compared to the same period in 2017. Additionally, dividends received from unconsolidated affiliates increased by $9.9 million.
Net cash used in investing activities was $1.6 billion for the first three months in 2018 compared to Net cash provided in investing activities of $123.6 million for the same period in 2017. The change was primarily attributable to an increase in capital expenditures of $1.6 billion primarily due to the delivery of Symphony of the Seas and the purchase of Azamara Pursuit during the first three months of 2018 compared to no ship deliveries or purchases for the same period in 2017, partially offset by $230.0 million of proceeds received from the sale of property and equipment in 2017, which did not recur in 2018.
Net cash provided in financing activities was $711.9 million for the first three months in 2018 compared to Net cash used in financing activities of $944.4 million for the same period in 2017. The change was primarily attributable to an increase in debt proceeds of $1.5 billion during the first three months of 2018 compared to the same period in 2017 and a decrease in repayments of debt of $446.2 million during the first three months of 2018 compared to the same period in 2017, partially offset by stock repurchases of $275.0 million during the first three months of 2018 that did not occur during the same period in 2017 and a higher amount of dividends paid during the first three months of 2018 compared to the same period in 2017. The increase in debt proceeds was primarily due to the $1.2 billion unsecured term loan borrowed to finance Symphony of the Seas and the $130.0 million credit facility, both borrowed in March 2018. The decrease in repayment of debt was due to lower payments on our revolving credit facilities during the first three months in 2018 compared to the same period in 2017.

Future Capital Commitments

Capital Expenditures

As of March 31, 2018, our Global Brands and our Partner Brands have twelve ships on order. The expected dates that these ships will enter service and their approximate berths are as follows:

Ship	Expected to Enter Service	Approximate Berths
Royal Caribbean International —
Oasis-class:
Unnamed	2nd Quarter 2021	5,450
Quantum-class:
Spectrum of the Seas	2nd Quarter 2019	4,250
Unnamed	4th Quarter 2020	4,250
Icon-class:
Unnamed	2nd Quarter 2022	5,650
Unnamed	2nd Quarter 2024	5,650
Celebrity Cruises —
Edge-class:
Celebrity Edge	4th Quarter 2018	2,900
Celebrity Beyond	2nd Quarter 2020	2,900
Unnamed	4th Quarter 2021	3,200
Unnamed	4th Quarter 2022	3,200
Celebrity Flora	2nd Quarter 2019	100
TUI Cruises (50% joint venture) (1)—
Mein Schiff 1 (new)	2nd Quarter 2018	2,850
Unnamed	1st Quarter 2019	2,850
Total Berths		43,250
___________________________________________________________________

(1)	The additional capacity is partially offset through the transfer of the original Mein Schiff 1 to an affiliate of TUI AG, our joint venture partner in TUI Cruises, in April 2018.

In February 2018, TUI Cruises signed a conditional agreement with Meyer Turku to build a ship, known as “Mein Schiff 7.” The ship will have a capacity of approximately 2,850 berths and is expected to enter service in 2023. TUI Cruises' agreement with Meyer Turku is contingent upon completion of conditions precedent, including financing.

Our future capital commitments consist primarily of new ship orders. As of March 31, 2018, the aggregate cost of our ships on order, not including any ships on order by our Partner Brands, was approximately $11.7 billion, of which we had deposited $419.0 million as of such date. Approximately 55.9% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at March 31, 2018. Refer to Note 10. Fair Value Measurements and Derivative Instruments to our consolidated financial statements under Item 1. Financial Statements for further information.

As of March 31, 2018, we anticipate overall full year capital expenditures, not including any ships on order by our Partner Brands, will be approximately $3.4 billion for 2018, $2.1 billion for 2019, $2.5 billion for 2020, $2.5 billion for 2021 and $2.9 billion for 2022.

Contractual Obligations

As of March 31, 2018, our contractual obligations were as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Operating Activities:
Operating lease obligations(1)	$243,017	$29,367	$46,253	$24,772	$142,625
Interest on long-term debt(2)	1,600,356	313,971	523,539	364,746	398,100
Other(3)	962,789	197,164	330,401	203,518	231,706
Investing Activities:	0
Ship purchase obligations(4)	9,885,801	1,028,701	3,148,916	4,307,100	1,401,084
Financing Activities:	0
Long-term debt obligations(5)	8,762,052	1,136,401	2,302,874	2,425,480	2,897,297
Capital lease obligations(6)	46,687	7,616	14,765	11,371	12,935
Other(7)	27,407	10,487	15,451	1,469	—
Total	$21,528,109	$2,723,707	$6,382,199	$7,338,456	$5,083,747

(1)	We are obligated under noncancelable operating leases primarily for offices, warehouses and motor vehicles. Amounts represent contractual obligations with initial terms in excess of one year.

(2)
Long-term debt obligations mature at various dates through fiscal year 2030 and bear interest at fixed and variable rates. Interest on variable-rate debt is calculated based on forecasted debt balances, including the impact of interest rate swap agreements using the applicable rate at March 31, 2018. Debt denominated in other currencies is calculated based on the applicable exchange rate at March 31, 2018.

(3)
Amounts primarily represent future commitments with remaining terms in excess of one year to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts. Amounts do not include the PortMiami lease further discussed below under Off-Balance Sheet Arrangements

(4)	Amounts do not include potential obligations which remain subject to cancellation at our sole discretion.

(5)	Amounts represent debt obligations with initial terms in excess of one year. Debt denominated in other currencies is calculated based on the applicable exchange rate at March 31, 2018.

(6)	Amounts represent capital lease obligations with initial terms in excess of one year.

(7)	Amounts represent fees payable to sovereign guarantors in connection with certain of our export credit debt facilities and facility fees on our revolving credit facilities.

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

Off-Balance Sheet Arrangements

 We and TUI AG have each guaranteed the repayment by TUI Cruises of 50% of a bank loan. As of March 31, 2018, the outstanding principal amount of the loan was €89.1 million, or approximately $109.6 million based on the exchange rate at March 31, 2018. The loan amortizes quarterly and is secured by first mortgages on the Mein Schiff 1 and Mein Schiff 2 vessels. In April 2018, Mein Schiff 1 was sold to an affiliate of TUI AG. The proceeds were used to repay €44.2 million of the bank loan and secure the release of the first mortgage on Mein Schiff 1. Based on current facts and circumstances, we do not believe potential obligations under our guarantee of this bank loan are probable.

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

As of March 31, 2018, other than the items described above, we are not party to any other off-balance sheet arrangements, including guarantee contracts, retained or contingent interest, certain derivative instruments and variable interest entities, that either have, or are reasonably likely to have, a current or future material effect on our financial position.

Funding Needs and Sources

We have significant contractual obligations of which our debt service obligations and the capital expenditures associated with our ship purchases represent our largest funding needs. As of March 31, 2018, we had approximately $2.7 billion in contractual obligations due through March 31, 2019, of which approximately $1.1 billion relates to debt maturities, $314.0 million relates to interest on long-term debt and $1.0 billion relates to progress payments on our ship orders and the final installment payable due upon the delivery of Celebrity Edge in the fourth quarter of 2018. We have historically relied on a combination of cash flows provided by operations, drawdowns under our available credit facilities, the incurrence of additional debt and/or the refinancing of our existing debt and the issuance of additional shares of equity securities to fund these obligations.

We had a working capital deficit of $4.2 billion and $3.9 billion as of March 31, 2018 and December 31, 2017, respectively. Included within our working capital deficit is $1.1 billion and $1.2 billion of current portion of long-term debt, including capital leases, as of March 31, 2018 and December 31, 2017, respectively. Similar to others in our industry, we operate with a substantial working capital deficit. This deficit is mainly attributable to the fact that, under our business model, a vast majority of our passenger ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts remain a current liability until the sailing date. The cash generated from these advance receipts is used interchangeably with cash on hand from other sources, such as our revolving credit facilities and other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future sailing or otherwise, pay down our revolving credit facilities, invest in long term investments or any other use of cash. In addition, we have a relatively low-level of accounts receivable and rapid turnover results in a limited investment in inventories. We generate substantial cash flows from operations and our business model, along with our unsecured revolving credit facilities, has historically allowed us to maintain this working capital deficit and still meet our operating, investing and financing needs. We expect that we will continue to have working capital deficits in the future.

As of March 31, 2018, we had liquidity of $2.0 billion, consisting of approximately $111.2 million in cash and cash equivalents and $1.9 billion available under our unsecured credit facilities. We anticipate that our cash flows from operations and our current financing arrangements, as described above, will be adequate to meet our capital expenditures and debt repayments over the next twelve-month period.

In April 2017, our board of directors authorized a common stock repurchase program for up to $500 million that was completed in February 2018. Refer to Note 7. Shareholders' Equity to our consolidated financial statements under Item 1. Financial Statements for further information.

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

Debt Covenants

Certain of our financing agreements contain covenants that require us, among other things, to maintain minimum net worth of at least $8.1 billion, a fixed charge coverage ratio of at least 1.25x and limit our net debt-to-capital ratio to no more than 62.5%.  The fixed charge coverage ratio is calculated by dividing net cash from operations for the past four quarters by the sum of dividend payments plus scheduled principal debt payments in excess of any new financings for the past four quarters. Our minimum net worth and maximum net debt-to-capital calculations exclude the impact of Accumulated other comprehensive loss on Total shareholders’ equity. We were well in excess of all debt covenant requirements as of March 31, 2018. The specific covenants and related definitions can be found in the applicable debt agreements, the majority of which have been previously filed with the Securities and Exchange Commission.

Dividends

During the first quarter of 2018, we declared a cash dividend on our common stock of $0.60 per share which was paid in April 2018. During the first quarter of 2018, we also paid a cash dividend on our common stock of $0.60 per share which was declared during the fourth quarter of 2017.

During the first quarter of 2017, we declared a cash dividend on our common stock of $0.48 per share which was paid in April 2017. During the first quarter of 2017, we also paid a cash dividend on our common stock of $0.48 per share which was declared during the fourth quarter of 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of our market risks, refer to Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no significant developments or material changes since the date of our Annual Report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are exposed to market risk attributable to changes in foreign currency exchange rates, fuel prices and interest rates. Significant changes in any of the foregoing could have a material impact on our financial results, net of the impact of our hedging activities and natural offsets. Our operating results have been and will continue to be impacted, often significantly, by changes in each of these factors. The value of our earnings in foreign currencies is adversely impacted by a strong United States dollar. In addition, any significant increase in fuel prices could materially and adversely affect our business as fuel prices not only impact our fuel costs, but also some of our other expenses, such as crew travel, freight and commodity prices. See Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 3. Quantitative and Qualitative Disclosures About Market Risk for more information.

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

We believe that port destinations are a major reason why guests choose to go on a particular cruise or on a cruise vacation. The availability of ports is affected by a number of factors, including existing capacity constraints, constraints related to the size of certain ships, security, environmental and health concerns, adverse weather conditions and natural disasters, financial limitations on port development, exclusivity arrangements that ports may have with our competitors, local governmental regulations and local community concerns about port development and other adverse impacts on their communities from additional tourists and overcrowding. In addition, fuel costs may adversely impact the destinations on certain of our itineraries. Any limitations on the availability or feasibility of our ports of call or on the availability of shore excursions and other service providers at such ports could adversely affect our results of operations.

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

To fund our capital expenditures (including new ship orders), operations and scheduled debt payments, we have historically relied on a combination of cash flows provided by operations, drawdowns under available credit facilities, the incurrence of additional indebtedness and the sale of equity or debt securities in private or public securities markets. Any circumstance or event which leads to a decrease in consumer cruise spending, such as worsening global economic conditions or significant incidents impacting the cruise industry, could negatively affect our operating cash flows. See “-Adverse worldwide economic or other conditions…” and “-Incidents or adverse publicity concerning our ships and/or passengers or the cruise vacation industry…” for more information.

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

We may be exposed to cyber attacks and/or data breaches, including the risks and costs associated with protecting our key operating systems and maintaining integrity and security of our business information, as well as personal data of our guests, employees and business partners.

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

Some environmental groups have also lobbied for more stringent regulation of cruise ships and have generated negative publicity about the cruise vacation industry and its environmental impact. See Item 1. Business-Regulation-Environmental Regulations of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

The following table presents the total number of shares of our common stock that we repurchased during the quarter ended March 31, 2018:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2018 - January 31, 2018	—	—	—	$275,000,000
February 1, 2018 - February 28, 2018	2,147,034	$128.08	2,147,034	$—
March 1, 2018 - March 31, 2018	—	—	—	$—
Total	2,147,034		2,147,034

(1) On April 28, 2017, we announced that our board of directors authorized a 12-month common stock repurchase program for up to $500 million that was completed in February 2018. For further information on our stock repurchase transactions, please refer to Note 8. Shareholders' Equity to our consolidated financial statements.

Item 6. Exhibits

10.1
Hull No. B34 Credit Agreement, dated as of January 30, 2015, as novated, amended and restated on the Actual Delivery Date pursuant to a novation agreement dated January 30, 2015 (as amended), between Royal Caribbean Cruises Ltd., Citibank N.A., London Branch, Citibank Europe plc, UK Branch, and the banks and financial institutions as lender parties thereto.*

18.1	Preferability Letter Regarding Change in Accounting Principle*

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1
Certifications of the Chairman and Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code**

*	Filed herewith
**	Furnished herewith

Interactive Data File

101                          The following financial statements of Royal Caribbean Cruises Ltd. for the quarter ended March 31, 2018, formatted in XBRL are filed herewith:

(i)                     the Consolidated Statements of Comprehensive Income (Loss) for the quarter ended March 31, 2018 and 2017;

(ii)	the Consolidated Balance Sheets at March 31, 2018 and December 31, 2017;

(iii)                the Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017; and

(iv)                   the Notes to the Consolidated Financial Statements, tagged in summary and detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL CARIBBEAN CRUISES LTD.
(Registrant)

/s/ JASON T. LIBERTY
Jason T. Liberty
Executive Vice President, Chief Financial Officer
April 30, 2018	(Principal Financial Officer and duly authorized signatory)