Form 10-Q
period 2018-06-30
ROYAL CARIBBEAN CRUISES LTD
filed 2018-08-02
CIK 884887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

There were 208,970,026 shares of common stock outstanding as of July 26, 2018.

ROYAL CARIBBEAN CRUISES LTD.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in thousands, except per share data)

	Quarter Ended June 30,
	2018	2017
Passenger ticket revenues	$1,672,570	$1,581,385
Onboard and other revenues	665,035	613,889
Total revenues	2,337,605	2,195,274
Cruise operating expenses:
Commissions, transportation and other	358,305	340,331
Onboard and other	142,240	132,437
Payroll and related	226,315	210,362
Food	128,383	121,764
Fuel	172,309	170,748
Other operating	286,859	281,143
Total cruise operating expenses	1,314,411	1,256,785
Marketing, selling and administrative expenses	312,923	283,855
Depreciation and amortization expenses	253,376	234,937
Operating Income	456,895	419,697
Other income (expense):
Interest income	13,098	5,811
Interest expense, net of interest capitalized	(81,864)	(76,632)
Equity investment income	44,311	23,359
Other income (expense)	33,855	(2,709)
	9,400	(50,171)
Net Income	$466,295	$369,526
Earnings per Share:
Basic	$2.20	$1.72
Diluted	$2.19	$1.71
Weighted-Average Shares Outstanding:
Basic	211,673	215,085
Diluted	212,509	216,062
Comprehensive Income
Net Income	$466,295	$369,526
Other comprehensive income (loss):
Foreign currency translation adjustments	(11,521)	5,979
Change in defined benefit plans	(1,964)	(3,649)
(Loss) gain on cash flow derivative hedges	(68,900)	128,954
Total other comprehensive (loss) income	(82,385)	131,284
Comprehensive Income	$383,910	$500,810

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in thousands, except per share data)

	Six Months Ended June 30,
	2018	2017
Passenger ticket revenues	$3,098,214	$2,999,608
Onboard and other revenues	1,267,147	1,204,226
Total revenues	4,365,361	4,203,834
Cruise operating expenses:
Commissions, transportation and other	648,914	650,579
Onboard and other	241,777	238,431
Payroll and related	453,471	426,097
Food	248,025	242,975
Fuel	332,650	348,162
Other operating	565,593	526,365
Total cruise operating expenses	2,490,430	2,432,609
Marketing, selling and administrative expenses	650,284	601,320
Depreciation and amortization expenses	493,606	470,686
Operating Income	731,041	699,219
Other income (expense):
Interest income	20,831	12,063
Interest expense, net of interest capitalized	(149,742)	(156,949)
Equity investment income	73,063	35,239
Other income (expense)	9,755	(5,320)
	(46,093)	(114,967)
Net Income	$684,948	$584,252
Earnings per Share:
Basic	$3.23	$2.72
Diluted	$3.21	$2.71
Weighted-Average Shares Outstanding:
Basic	212,139	214,978
Diluted	213,079	215,944
Comprehensive Income
Net Income	$684,948	$584,252
Other comprehensive income (loss):
Foreign currency translation adjustments	(10,361)	8,321
Change in defined benefit plans	5,796	(4,290)
Gain on cash flow derivative hedges	73,630	151,415
Total other comprehensive income	69,065	155,446
Comprehensive Income	$754,013	$739,698

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of
	June 30,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$108,998	$120,112
Trade and other receivables, net	355,729	318,641
Inventories	121,879	111,393
Prepaid expenses and other assets	418,817	258,171
Derivative financial instruments	94,473	99,320
Total current assets	1,099,896	907,637
Property and equipment, net	21,429,719	19,735,180
Goodwill	288,418	288,512
Other assets	1,239,003	1,429,597
	$24,057,036	$22,360,926
Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$1,177,626	$1,188,514
Accounts payable	418,616	360,113
Accrued interest	61,175	47,469
Accrued expenses and other liabilities	751,585	903,022
Derivative financial instruments	44,203	47,464
Customer deposits	3,049,145	2,308,291
Total current liabilities	5,502,350	4,854,873
Long-term debt	7,341,463	6,350,937
Other long-term liabilities	439,525	452,813
Commitments and contingencies (Note 7)
Shareholders’ equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 235,779,344 and 235,198,901 shares issued, June 30, 2018 and December 31, 2017, respectively)	2,358	2,352
Paid-in capital	3,397,561	3,390,117
Retained earnings	9,429,784	9,022,405
Accumulated other comprehensive loss	(265,200)	(334,265)
Treasury stock (25,293,576 and 21,861,308 common shares at cost, June 30, 2018 and December 31, 2017, respectively)	(1,790,805)	(1,378,306)
Total shareholders’ equity	10,773,698	10,702,303
	$24,057,036	$22,360,926
.

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Six Months Ended June 30,
	2018	2017
Operating Activities
Net income	$684,948	$584,252
Adjustments:
Depreciation and amortization	493,606	470,686
Impairment losses	33,651	—
Net deferred income tax (benefit) expense	(893)	1,084
Gain (loss) on derivative instruments not designated as hedges	29,750	(34,988)
Share-based compensation expense	31,819	35,379
Equity investment income	(73,063)	(35,239)
Amortization of debt issuance costs	16,283	26,035
Gain on sale of property and equipment	—	(30,902)
Gain on sale of unconsolidated affiliate	(13,680)	—
Recognition of deferred gain	(21,794)	—
Changes in operating assets and liabilities:
Decrease in trade and other receivables, net	16,162	33,045
(Increase) decrease in inventories	(10,485)	4,682
Increase in prepaid expenses and other assets	(152,626)	(36,931)
Increase in accounts payable	58,842	69,634
Increase in accrued interest	13,706	5,486
Decrease in accrued expenses and other liabilities	(71,254)	(47,189)
Increase in customer deposits	740,420	563,546
Dividends received from unconsolidated affiliates	158,942	57,402
Other, net	(2,748)	(6,702)
Net cash provided by operating activities	1,931,586	1,659,280
Investing Activities
Purchases of property and equipment	(2,212,880)	(271,541)
Cash received on settlement of derivative financial instruments	69,195	34,866
Cash paid on settlement of derivative financial instruments	(34,898)	—
Cash received on loans to unconsolidated affiliates	37,607	23,487
Proceeds from the sale of property and equipment	—	230,000
Proceeds from the sale of unconsolidated affiliate	13,215	—
Other, net	(13,220)	(9,144)
Net cash (used in) provided by investing activities	(2,140,981)	7,668
Financing Activities
Debt proceeds	3,929,322	2,236,000
Debt issuance costs	(48,535)	(14,575)
Repayments of debt	(3,029,944)	(3,689,890)
Purchases of treasury stock	(369,476)	—
Dividends paid	(254,645)	(206,039)
Proceeds from exercise of common stock options	4,062	2,385
Other, net	(16,827)	2,626
Net cash provided by (used in) financing activities	213,957	(1,669,493)
Effect of exchange rate changes on cash	(15,676)	419
Net decrease in cash and cash equivalents	(11,114)	(2,126)
Cash and cash equivalents at beginning of period	120,112	132,603
Cash and cash equivalents at end of period	$108,998	$130,477
Supplemental Disclosure
Cash paid during the period for:
Interest, net of amount capitalized	$114,061	$125,007
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

Note 1. General

Description of Business

We are a global cruise company. As of June 30, 2018, we own and operate three global cruise brands: Royal Caribbean International, Celebrity Cruises and Azamara Club Cruises (collectively, our "Global Brands"). We also own a 50% joint venture interest in the German brand TUI Cruises, a 49% interest in the Spanish brand Pullmantur and a 36% interest in the Chinese brand SkySea Cruises (collectively, our "Partner Brands"). We account for our investments in our Partner Brands under the equity method of accounting.

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

On July 31, 2018, we acquired a 66.7% equity stake in Silversea Cruises Holding Ltd. ("Silversea Cruises"), a privately-owned ultra-luxury cruise line with nine ships operating in all seven continents, for approximately $1.0 billion. Refer to Note 6. Long-Term Debt for information on debt issued to finance a portion of the acquisition. In addition to the purchase price, Manfredi Lefebvre D'Ovidio, Executive Chairman of Silversea Cruises, will qualify for contingent consideration of approximately 472,000 shares of our common stock, payable upon achievement of certain 2019-2020 performance metrics. For reporting purposes, we will account for this transaction under the provisions of Accounting Standard Codification ("ASC") 805, Business Combinations, and we expect to include Silversea Cruises’ results of operations on a three-month reporting lag beginning with the fourth quarter of 2018. During the subsequent measurement period, we expect to receive additional information to perform the purchase price allocation.

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

Note 2. Summary of Significant Accounting Policies

Adoption of Accounting Pronouncements

On January 1, 2018, we adopted the guidance in ASC 606, Revenue from Contracts with Customers, and applied the guidance to all contracts using the modified retrospective method. The new standard converged wide-ranging revenue recognition concepts and requirements that lead to diversity in application for particular industries and transactions into a single revenue standard containing comprehensive principles for recognizing revenue. The cumulative effect of applying the newly issued guidance was not material and accordingly there was no adjustment made to our retained earnings upon adoption on January 1, 2018. We do not expect the newly issued guidance to have a material impact on our consolidated financial statements on an ongoing basis. Due to the adoption of ASC 606, we currently present prepaid commissions as an asset within Prepaid expenses and other assets. In addition, we have reclassified prepaid commissions of $64.6 million from Customer deposits to Prepaid expenses and other assets in our consolidated balance sheet as of December 31, 2017. Refer to Note 3. Revenues for disclosures with respect to our revenue recognition policies.

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

On January 1, 2018, we adopted the guidance in ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, that was issued to simplify and align the financial reporting of hedging relationships to the economic results of an entity’s risk management activities. We adopted the amended guidance using the modified retrospective approach. Adoption of the guidance allowed us to modify the designated risk in our fair value interest rate hedges to the benchmark interest rate component, resulting in changes to the cumulative and ongoing fair value measurement for the hedged debt. Upon adoption, we also elected to hedge the contractually specified components of our commodities purchase contracts. For our cash flow hedges, there will be no periodic measurement or recognition of ineffectiveness. For all hedges, the earnings effect of the hedging instrument will be reported in the same period and in the same income statement line item in which the earnings effect of the hedged item is reported. As a result of the adoption of this guidance, we recorded a cumulative-effect adjustment to reduce retained earnings as of January 1, 2018 by $16.9 million. The cumulative-effect adjustment includes an increase to the debt carrying value of $14.4 million for our fair value interest rate hedges as of January 1, 2018, which reflects the cumulative fair value measurement change to debt at adoption resulting from the modified designated risk, and an increase to other comprehensive income of $2.5 million, which represents an increase to the deferred gain on active cash flow hedges at adoption. Additionally, the new standard requires modifications to existing presentation and disclosure requirements on a prospective basis. As such, certain disclosures for the six months ended June 30, 2018 conform to these disclosure requirements. Refer to Note 9. Changes in Accumulated Other Comprehensive Income (Loss) and Note 10. Fair Value Measurements and Derivative Instruments for additional information.

Recent Accounting Pronouncements

Leases

In February 2016, amended GAAP guidance was issued to increase the transparency and comparability of lease accounting among organizations. For leases with a term greater than 12 months, the amendments require the lease rights and obligations arising from the leasing arrangements, including operating leases, to be recognized as assets and liabilities on the balance sheet. The amendments also expand the required disclosures surrounding leasing arrangements. The guidance must be applied using a retrospective application method and will be effective for financial statements issued for fiscal years beginning after December 15, 2018 and interim periods within those years. Early adoption is permitted. We are currently evaluating the impact of adopting this guidance. In our evaluation, we have identified the contracts that provide an explicit right to use an asset and qualify as a leasing arrangement under the new guidance. We are currently evaluating certain contractual arrangements to determine if they contain an implicit or embedded right to use an asset that would qualify as a leasing arrangement under the new guidance. Upon implementation of the guidance, we expect an increase to both the assets and liabilities on our consolidated balance sheet to reflect the lease rights and obligations arising from our operating lease arrangements.  In addition, we expect to include additional qualitative and quantitative disclosures regarding our leasing arrangements as required by the guidance.

Change in Accounting Principle - Stock-based Compensation

In January 2018, we elected to change our accounting policy for recognizing stock-based compensation expense from the graded attribution method to the straight-line attribution method for time-based stock awards. The adoption of the straight-line attribution method for time-based stock awards represents a change in accounting principle which we believe to be preferable because it is the predominant method used in our industry. A change in accounting principle requires retrospective application, if material. The impact of the adoption of the straight-line attribution method to our time-based awards was immaterial to prior periods and is expected to be immaterial for our fiscal year ended December 31, 2018. As a result, we have accounted for this change in accounting principle in our consolidated results for the six months ended June 30, 2018. The effect of this change was an increase to net income of $9.2 million, or $0.04 per share for each of basic and diluted earnings per share, for the six months ended June 30, 2018, which is reported within Marketing, selling and administrative expenses in our consolidated statements of comprehensive income (loss) for the six months ended June 30, 2018.

Note 3. Revenues

Revenue Recognition

Revenues are measured based on consideration specified in our contracts with customers and are recognized as the related performance obligations are satisfied.

The majority of our revenues are derived from passenger cruise contracts which are reported within Passenger ticket revenues in our consolidated statements of comprehensive income (loss). Our performance obligation under these contracts is to provide a cruise vacation in exchange for the ticket price. We satisfy this performance obligation and recognize revenue over the duration of each cruise, which generally range from two to 23 nights.

Passenger ticket revenues include charges to our guests for port costs that vary with passenger head counts. These type of port costs, along with port costs that do not vary by passenger head counts, are included in our operating expenses. The amounts of port costs charged to our guests and included within Passenger ticket revenues on a gross basis were $151.4 million and $143.4 million for the second quarter of 2018 and 2017, respectively, and $288.1 million and $277.9 million for the six months ended June 30, 2018 and 2017, respectively.

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

Disaggregated Revenues

The following table disaggregates our total revenues by geographic regions where we provide cruise itineraries (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues by itinerary
North America(1)	$1,264,167	$1,246,103	$2,611,427	$2,598,272
Asia/Pacific(2)	283,198	300,891	816,177	826,747
Europe(3)	597,399	467,829	597,399	467,829
Other regions	101,631	94,719	178,816	159,951
Total revenues by itinerary	2,246,395	2,109,542	4,203,819	4,052,799
Other revenues(4)	91,210	85,732	161,542	151,035
Total revenues	$2,337,605	$2,195,274	$4,365,361	$4,203,834

(1)	Includes the United States, Canada, Mexico and the Caribbean.

(2)
Includes Southeast Asia (e.g., Singapore, Thailand and the Philippines), East Asia (e.g., China and Japan), South Asia (e.g., India and Pakistan) and Oceania (e.g., Australia and Fiji Islands) regions.

(3)	Includes European countries (e.g., Nordics, Germany, France, Italy, Spain and the United Kingdom).

(4)
Includes revenues primarily related to cancellation fees, vacation protection insurance and pre- and post-cruise tours. Amounts also include revenues related to our bareboat charter, procurement and management related services we perform on behalf of our unconsolidated affiliates. Refer to Note 5. Other Assets for more information on our unconsolidated affiliates.

Passenger ticket revenues are attributed to geographic areas based on where the reservation originates. For the quarters ended June 30, 2018 and 2017, our guests were sourced from the following areas:

	Quarter Ended June 30,
	2018	2017
Passenger ticket revenues:
United States	63%	63%
United Kingdom	10%	9%
All other countries (1)	27%	28%

For the six months ended June 30, 2018 and 2017, our guests were sourced from the following areas:

	Six Months Ended June 30,
	2018	2017
Passenger ticket revenues:
United States	62%	62%
All other countries (1)	38%	38%

(1)	No other individual country's revenue exceeded 10% for the quarters and six months ended June 30, 2018 and 2017.

Customer Deposits and Contract Liabilities

Our payment terms generally require an upfront deposit to confirm a reservation, with the balance due prior to the cruise. Deposits received on sales of passenger cruises are initially recorded as Customer deposits in our consolidated balance sheets and subsequently recognized as passenger ticket revenues during the duration of the cruise. ASC 606 defines a “contract liability” as an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration from the customer. We do not consider customer deposits to be a contract liability until the customer no longer retains the unilateral right, resulting from the passage of time, to cancel such customer's reservation and receive a full refund. Customer deposits presented in our consolidated balance sheets include contract liabilities of $2.0 billion and $1.4 billion as of June 30, 2018 and December 31, 2017, respectively. Substantially all of our contract liabilities as of December 31, 2017 were expensed and reported within Total revenues in our consolidated statements of comprehensive income (loss) for the six months ended June 30, 2018.
Contract Receivables and Contract Assets

Although we generally require full payment from our customers prior to their cruise, we grant credit terms to a relatively small portion of our revenue source in select markets outside of the United States. As a result, we have outstanding receivables from passenger cruise contracts in those markets. We also have receivables from credit card merchants for cruise ticket purchases and goods and services sold to guests during cruises that are collected before, during or shortly after the cruise voyage. In addition, we have receivables due from concessionaires onboard our vessels. These receivables are included within Trade and other receivables, net in our consolidated balance sheets. We have contract assets that are conditional rights to consideration for satisfying the construction services performance obligations under a service concession arrangement. As of June 30, 2018 and December 31, 2017, our contract assets were $58.9 million and $60.1 million, respectively, and were included within Other assets in our consolidated balance sheets. Given the short duration of our cruises and our collection terms, we do not have any other significant contract assets.

Assets Recognized from the Costs to Obtain a Contract with a Customer

Prepaid travel agent commissions are an incremental cost of obtaining contracts with customers that we recognize as an asset and include within Prepaid expenses and other assets in our consolidated balance sheets. Prepaid travel agent commissions were $148.2 million and $64.6 million as of June 30, 2018 and December 31, 2017, respectively. Substantially all of our prepaid travel agent commissions at December 31, 2017 were expensed and reported within Commissions, transportation and other in our consolidated statements of comprehensive income (loss) for the six months ended June 30, 2018.

Note 4. Earnings Per Share

A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income for basic and diluted earnings per share	$466,295	$369,526	$684,948	$584,252
Weighted-average common shares outstanding	211,673	215,085	212,139	214,978
Dilutive effect of stock-based awards and stock options	836	977	940	966
Diluted weighted-average shares outstanding	212,509	216,062	213,079	215,944
Basic earnings per share	$2.20	$1.72	$3.23	$2.72
Diluted earnings per share	$2.19	$1.71	$3.21	$2.71

There were no antidilutive shares for the quarters and six months ended June 30, 2018 and 2017.

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

We have determined that TUI Cruises GmbH, our 50%-owned joint venture, which operates the brand TUI Cruises, is a VIE. As of June 30, 2018, the net book value of our investment in TUI Cruises was approximately $537.4 million, primarily consisting of $349.3 million in equity and a loan of €158.5 million, or approximately $185.1 million based on the exchange rate at June 30, 2018. As of December 31, 2017, the net book value of our investment in TUI Cruises was approximately $624.5 million, primarily consisting of $422.8 million in equity and a loan of €166.5 million, or approximately $199.8 million based on the exchange rate at December 31, 2017. The loan, which was made in connection with the sale of Splendour of the Seas in April 2016, accrues interest at a rate of 6.25% per annum and is payable over 10 years. This loan is 50% guaranteed by TUI AG, our joint venture partner in TUI Cruises, and is secured by a first priority mortgage on the ship. The majority of these amounts were included within Other assets in our consolidated balance sheets.

In addition, we and TUI AG have each guaranteed the repayment by TUI Cruises of 50% of a bank loan. As of June 30, 2018, the outstanding principal amount of the loan was €41.3 million, or approximately $48.2 million based on the exchange rate at June 30, 2018. In April 2018, Mein Schiff 1 was sold to an affiliate of TUI AG. The proceeds were used to repay €44.2 million of the bank loan during the six months ended June 30, 2018 and secure the release of the first mortgage on Mein Schiff 1. The loan amortizes quarterly and is currently secured by a first mortgage on Mein Schiff 2. Based on current facts and circumstances, we do not believe potential obligations under our guarantee of this bank loan are probable. In addition to our guarantee of the bank loan, TUI Cruises has various ship construction and financing agreements which include certain restrictions on each of our and TUI AG’s ability to reduce our current ownership interest in TUI Cruises below 37.55% through May 2028.

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

In March 2009, we sold Celebrity Galaxy to TUI Cruises for €224.4 million or $290.9 million to serve as the original Mein Schiff 1. Due to the related party nature of this transaction, the gain on the sale of the ship of $35.9 million was deferred and being recognized over the remaining life of the ship which was estimated to be 23 years. As mentioned above, in April 2018, TUI Cruises sold the original Mein Schiff 1 and as a result we accelerated the recognition of the remaining balance of the deferred gain which was $21.8 million. This amount is included within Other income (expense) in our consolidated statements of comprehensive income (loss) for the quarter and six months ended June 30, 2018.

We have determined that Pullmantur Holdings S.L. ("Pullmantur Holdings"), in which we have a 49% noncontrolling interest, is a VIE for which we are not the primary beneficiary, as we do not have the power to direct the activities that most significantly impact the entity's economic performance. Accordingly, we do not consolidate this entity and we account for this investment under the equity method of accounting. As of June 30, 2018, our maximum exposure to loss in Pullmantur Holdings was approximately $58.8 million consisting of loans and other receivables. As of December 31, 2017, our maximum exposure to loss in Pullmantur Holdings was approximately $53.7 million consisting of loans and other receivables. These amounts were included within Trade and other receivables, net and Other assets in our consolidated balance sheets.

We have provided a non-revolving working capital facility to a Pullmantur Holdings subsidiary in the amount of up to €15.0 million or approximately $17.5 million based on the exchange rate at June 30, 2018. Proceeds of the facility, which may be drawn through December 2018, will bear interest at the rate of 6.5% per annum and are payable through 2022. Springwater Capital LLC, 51% owner of Pullmantur Holdings, has guaranteed repayment of 51% of the outstanding amounts under the facility. As of June 30, 2018, €8.0 million, or approximately $9.3 million, based on the exchange rate at June 30, 2018, was drawn on this facility.

We have determined that Grand Bahama Shipyard Ltd. (“Grand Bahama”), a ship repair and maintenance facility in which we have a 40% noncontrolling interest, is a VIE. This facility serves cruise and cargo ships, oil and gas tankers and offshore units.  We utilize this facility, among other ship repair facilities, for our regularly scheduled drydocks and certain emergency repairs as may be required. During the quarter and six months ended June 30, 2018, we made payments of $1.9 million and $24.3 million respectively, to Grand Bahama for ship repair and maintenance services. During the quarter and six months ended June 30, 2017, we made payments of $3.9 million and $5.5 million, respectively, to Grand Bahama for ship repair and maintenance services. We have determined that we are not the primary beneficiary of this facility as we do not have the power to direct the activities that most significantly impact the facility’s economic performance. Accordingly, we do not consolidate this entity and we account for this investment under the equity method of accounting. As of June 30, 2018, the net book value of our investment in Grand Bahama was approximately $58.7 million, consisting of $44.6 million in equity and a loan of $14.1 million. As of December 31, 2017, the net book value of our investment in Grand Bahama was approximately $49.4 million, consisting of $32.4 million in equity and a loan of $17.0 million. These amounts represent our maximum exposure to loss related to our investment in Grand Bahama. Our loan to Grand Bahama matures in March 2025 and bears interest at the lower of (i) LIBOR plus 3.50% and (ii) 5.5%. Interest payable on the loan is due on a semi-annual basis. We have experienced strong payment performance on the loan since its amendment in 2016, and as a result completed an evaluation and review of the loan resulting in a reclassification of the loan to accrual status as of October 2017. During the quarter and six months ended June 30, 2018, we received principal and interest payments of approximately $11.2 million and $14.2 million, respectively. During the quarter and six months ended June 30, 2017, we received principal payments of approximately $3.9 million and $4.2 million, respectively. The loan balance is included within Other assets in our consolidated balance sheets. The loan is currently accruing interest under the effective yield method, which includes the recognition of previously unrecognized interest that accumulated while the loan was in non-accrual status.

We monitor credit risk associated with the loan through our participation on Grand Bahama’s board of directors along with our review of Grand Bahama’s financial statements and projected cash flows. Based on this review, we believe the risk of loss associated with the outstanding loan is not probable as of June 30, 2018.

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

In March 2018, Skysea Holding's board of directors agreed to exit the business given increasing challenges faced by the brand. We expect Skysea Holding will cease business operations by the end of 2018. In connection with the decision to dissolve the brand, SkySea Holding has agreed to sell the Golden Era to an affiliate of TUI AG, our joint venture partner in TUI Cruises.

We review our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. Given SkySea Holding’s planned dissolution and sale of Golden Era, we reviewed the recoverability of our investment, debt facility and other receivables due from the brand. As a result of this analysis, we determined that our investment in SkySea Holding and the carrying value of our debt facility and other receivables due from the brand were impaired as of March 31, 2018 and recognized an impairment charge of $23.3 million. The charge reflected a full impairment of our investment in SkySea Holding and reduced the debt facility and other receivables due to us to their net realizable value as of March 31, 2018. This impairment charge was recognized in Other income (expense) within our consolidated statements of comprehensive income (loss) for the six months ended June 30, 2018. Refer to Note 10. Fair Value Measurements and Derivative Instruments for further information on the fair value calculation of the debt facility.

As of June 30, 2018, the net book value of our investment in Skysea Holding and its subsidiaries was approximately $64.7 million, consisting of the net book value of the $80.0 million debt facility, its related accrued interest and other receivables due from Skysea Holding. Due to the expected sale of Golden Era in December of 2018, the amount was included within Trade and other receivables, net in our consolidated balance sheets and represents our maximum exposure to loss related to our investment in Skysea Holding as of June 30, 2018. As of December 31, 2017, the net book value of our investment in Skysea Holding and its subsidiaries was approximately $96.0 million, which consisted of $4.4 million in equity and loans and other receivables of $91.6 million. The majority of these amounts were included within Other assets in our consolidated balance sheets and represented our maximum exposure to loss related to our investment in Skysea Holding as of December 31, 2017.

The following tables set forth information regarding our investments accounted for under the equity method of accounting, including the entities discussed above (in thousands):

	Quarter Ended June 30, 2018	Quarter Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Share of equity income from investments	$44,311	$23,359	$73,063	$35,239
Dividends received	$121,024	$29,405	$158,942	$57,402

	As of June 30, 2018	As of December 31, 2017
Total notes receivable due from equity investments	$277,635	$314,323
Less-current portion(1)	89,632	38,658
Long-term portion(2)	$188,003	$275,665

(1)	Included within Trade and other receivables, net in our consolidated balance sheets.

(2)	Included within Other assets in our consolidated balance sheets.

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

	Quarter Ended June 30, 2018	Quarter Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Revenues	$14,157	$13,318	$28,230	$25,933
Expenses	$3,270	$4,020	$6,908	$7,733

Note 6. Long-Term Debt

In June 2018, we entered into a credit agreement for the financing of a portion of the purchase price payable for the Silversea Cruises acquisition and to pay related fees and expenses. This agreement makes available to us an unsecured U.S. dollar denominated term loan with a maximum aggregate principal amount of $700 million. On July 31, 2018, we closed on the Silversea Cruises acquisition and subsequently drew in full on this credit agreement. The loan is due in July 2019 and we are required to prepay the loan with the proceeds of certain debt issuances prior to maturity. Interest on the loan will accrue at a floating rate based on LIBOR plus a margin that varies with our credit rating and which is currently 1.00%.

In June 2018, we established a commercial paper program pursuant to which we may issue short-term unsecured notes from time to time in an aggregate amount of up to $1.2 billion. The commercial paper issued will be backstopped by our revolving credit facilities. As of June 30, 2018, we had not issued any notes under this program and as of July 31, 2018, we had $415.0 million of commercial paper notes outstanding.

In March 2018, we took delivery of Symphony of the Seas. We had previously entered into a financing arrangement for the United States dollar financing of this ship in January 2015. Through the financing arrangement, we had the right, but not the obligation, to satisfy the obligations to be incurred upon delivery and acceptance of the vessel under the shipbuilding contract by assuming through a novation agreement, at delivery and acceptance, the debt indirectly incurred by the shipbuilder during the construction of the ship. We borrowed a total of $1.2 billion under our previously committed unsecured term loan, which includes the execution of the novation to satisfy a portion of our final obligation under our shipbuilding agreement. The loan amortizes semi-annually over 12 years and bears interest at a fixed rate of 3.82%. In our consolidated statement of cash flows for the six months ended June 30, 2018, the acceptance of the ship and satisfaction of our obligation under the shipbuilding contract was classified as an outflow and constructive disbursement within Investing Activities while the amounts novated and effectively advanced from our lender under our previously committed unsecured term loan were classified as an inflow and constructive receipt within Financing Activities.

In March 2018, we entered into and drew in full on a credit agreement in the amount of $130.0 million due February 2023. The loan accrues interest at a floating rate of LIBOR plus an applicable margin. The applicable margin varies with our debt rating and was 1.195% as of June 30, 2018. Amounts from the issuance of this loan were used for capital expenditures.

Note 7. Commitments and Contingencies

Ship Purchase Obligations

Our future capital commitments consist primarily of new ship orders. As of June 30, 2018, we had two Quantum-class ships, one Oasis-class ship and two ships of a new generation of ships, known as our Icon-class, on order for our Royal Caribbean International brand with an aggregate capacity of approximately 25,300 berths. Additionally, as of June 30, 2018, we have four ships of a new generation of ships, known as our Edge-class, and a ship designed for the Galapagos Islands on order for our Celebrity Cruises brand with an aggregate capacity of approximately 12,300 berths.

As of June 30, 2018, the aggregate cost of our ships on order, not including any ships on order by our Partner Brands, was approximately $11.4 billion, of which we had deposited $586.1 million. Approximately 54.3% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at June 30, 2018. Refer to Note 10. Fair Value Measurements and Derivative Instruments for further information.

Litigation

We are routinely involved in claims typical within the cruise vacation industry. The majority of these claims are covered by insurance. We believe the outcome of such claims, net of expected insurance recoveries, will not have a material adverse impact on our financial condition or results of operations and cash flows.

Other

In July 2016, we executed an agreement with Miami Dade County (“MDC”), which was simultaneously assigned to Sumitomo Banking Corporation (“SMBC”), to lease land from MDC and construct a new cruise terminal at PortMiami in Miami, Florida. The terminal is expected to be approximately 170,000 square feet and will serve as a homeport. During the construction period, SMBC will fund the costs of the terminal’s construction and land lease. Upon completion of the terminal's construction, which is expected to occur during the fourth quarter of 2018, we will operate and lease the terminal from SMBC for a five-year term. We determined that the lease arrangement between SMBC and us should be accounted for as an operating lease upon completion of the terminal.

If any person acquires ownership of more than 50% of our common stock or, subject to certain exceptions, during any 24-month period, a majority of our board of directors is no longer comprised of individuals who were members of our board of directors on the first day of such period, we may be obligated to prepay indebtedness outstanding under our credit facilities, which we may be unable to replace on similar terms. Our public debt securities also contain change of control provisions that would be triggered by a third-party acquisition of greater than 50% of our common stock coupled with a ratings downgrade. If this were to occur, it would have an adverse impact on our liquidity and operations.

Note 8. Shareholders’ Equity

During both first and second quarters of 2018, we declared a cash dividend on our common stock of $0.60 per share which was paid in April 2018 and July 2018, respectively. During the first quarter of 2018, we also paid a cash dividend on our common stock of $0.60 per share which was declared during the fourth quarter of 2017.

During both first and second quarters of 2017, we declared a cash dividend on our common stock of $0.48 per share which was paid in April 2017 and July 2017, respectively. During the first quarter of 2017, we also paid a cash dividend on our common stock of $0.48 per share which was declared during the fourth quarter of 2016.

In May 2018, our board of directors authorized a 24-month common stock repurchase program for up to $1.0 billion. The timing and number of shares to be repurchased will depend on a variety of factors, including price and market conditions. Repurchases under the program may be made at management's discretion from time to time on the open market or through privately negotiated transactions. During the second quarter of 2018, we repurchased 1.3 million shares of our common stock under this program for a total of $137.5 million in open market transactions that were recorded within Treasury stock in our consolidated balance sheet. In July 2018, we repurchased an additional 1.5 million shares for a total of $162.5 million in open market transactions.

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

Note 9. Changes in Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2018 and 2017 (in thousands):

	Accumulated Other Comprehensive Income (Loss) for the Six Months Ended June 30, 2018				Accumulated Other Comprehensive Income (Loss) for the Six Months Ended June 30, 2017
	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated comprehensive loss at beginning of the year	$(250,355)	$(33,666)	$(50,244)	$(334,265)	$(820,850)	$(28,083)	$(67,551)	$(916,484)
Other comprehensive income (loss) before reclassifications	69,932	5,082	(10,361)	64,653	43,408	(4,847)	8,321	46,882
Amounts reclassified from accumulated other comprehensive loss	3,698	714	—	4,412	108,007	557	—	108,564
Net current-period other comprehensive income (loss)	73,630	5,796	(10,361)	69,065	151,415	(4,290)	8,321	155,446
Ending balance	$(176,725)	$(27,870)	$(60,605)	$(265,200)	$(669,435)	$(32,373)	$(59,230)	$(761,038)

The following table presents reclassifications out of accumulated other comprehensive income (loss) for the quarters and six months ended June 30, 2018 and 2017 (in thousands):

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
Details About Accumulated Other Comprehensive Income (Loss) Components	Quarter Ended June 30, 2018	Quarter Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	Affected Line Item in Statements of Comprehensive Income (Loss)
Gain (loss) on cash flow derivative hedges:
Interest rate swaps	$(2,138)	$(7,863)	$(8,976)	$(16,720)	Interest expense, net of interest capitalized
Foreign currency forward contracts	(3,156)	(2,710)	(6,468)	(5,420)	Depreciation and amortization expenses
Foreign currency forward contracts	14,601	(4,105)	14,643	(7,675)	Other income (expense)
Foreign currency collar options	—	(602)	—	(1,204)	Depreciation and amortization expenses
Fuel swaps	(133)	2,498	192	4,775	Other income (expense)
Fuel swaps	2,043	(41,835)	(3,089)	(81,763)	Fuel
	11,217	(54,617)	(3,698)	(108,007)
Amortization of defined benefit plans:
Actuarial loss	(372)	(293)	(714)	(557)	Payroll and related
	(372)	(293)	(714)	(557)
Total reclassifications for the period	$10,845	$(54,910)	$(4,412)	$(108,564)

Note 10. Fair Value Measurements and Derivative Instruments

Fair Value Measurements

The estimated fair value of our financial instruments that are not measured at fair value, categorized based upon the fair value hierarchy, are as follows (in thousands):

	Fair Value Measurements at June 30, 2018 Using					Fair Value Measurements at December 31, 2017 Using
Description	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Cash and cash equivalents(4)	$108,998	$108,998	$108,998	$—	$—	$120,112	$120,112	$120,112	$—	$—
Total Assets	$108,998	$108,998	$108,998	$—	$—	$120,112	$120,112	$120,112	$—	$—
Liabilities:
Long-term debt (including current portion of long-term debt)(5)	$8,474,818	$8,964,142	$—	$8,964,142	$—	$7,506,312	$8,038,092	$—	$8,038,092	$—
Total Liabilities	$8,474,818	$8,964,142	$—	$8,964,142	$—	$7,506,312	$8,038,092	$—	$8,038,092	$—

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
(3) Inputs that are unobservable. The Company did not use any Level 3 inputs as of June 30, 2018 and December 31, 2017.
(4) Consists of cash and marketable securities with original maturities of less than 90 days.
(5) Consists of unsecured revolving credit facilities, senior notes, senior debentures and term loans. This does not include our capital lease obligations.

Other Financial Instruments

The carrying amounts of accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value at June 30, 2018 and December 31, 2017.

Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2018 Using				Fair Value Measurements at December 31, 2017 Using
Description	Total	Level 1(1)	Level 2(2)	Level 3(3)	Total	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Derivative financial instruments(4)	$296,646	$—	$296,646	$—	$320,385	$—	$320,385	$—
Investments(5)	—	—	—	—	3,340	3,340	—	—
Total Assets	$296,646	$—	$296,646	$—	$323,725	$3,340	$320,385	$—
Liabilities:
Derivative financial instruments(6)	$103,206	$—	$103,206	$—	$115,961	$—	$115,961	$—
Total Liabilities	$103,206	$—	$103,206	$—	$115,961	$—	$115,961	$—

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
(3) Inputs that are unobservable. The Company did not use any Level 3 inputs as of June 30, 2018 and December 31, 2017.
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

The reported fair values are based on a variety of factors and assumptions. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of June 30, 2018 or December 31, 2017, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.

The following table presents information about the fair value of our equity method investment and note and other receivables due related to SkySea Holding, further discussed in Note 5. Other Assets, recorded at fair value on a nonrecurring basis (in thousands):

	Fair Value Measurements at June 30, 2018 Using
Description	Total Carrying Amount	Total Fair Value	Level 3	Total Impairment
Equity-method investment - SkySea Holding (1)	$—	$—	$—	$509
Debt facility and other receivables due from Skysea Holding (2)	64,667	64,667	64,667	22,834
Total	$64,667	$64,667	$64,667	$23,343

(1) Due to the expectation that Skysea Holding will cease business operations by the end of 2018, we do not deem our investment balance to be recoverable and therefore, we estimated the fair value of our investment to be zero. The fair value of our equity investment in Skysea Holding was estimated as of March 31, 2018, the date of the last impairment test, at which point the investment was fully impaired.
(2) We estimated the fair value of our debt facility and other receivables due from Skysea Holding based on the fair value of the collateral of the debt facility, Skysea Holding's ship, Golden Era, as of March 31, 2018, the date of the last impairment test, adjusted for foreign exchange rates as of June 30, 2018. We believe this amount estimates fair value as of June 30, 2018. The fair value of the ship represents the net realizable value based on the agreed upon sale price of the ship, which is expected to be completed in December 2018. For further information on the Skysea Holding impairment, refer to Note 5. Other Assets.

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

The following table presents information about the Company’s offsetting of financial assets under master netting agreements with derivative counterparties (in thousands):

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of June 30, 2018				As of December 31, 2017
	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$296,646	$(91,084)	$—	$205,562	$320,385	$(104,751)	$—	$215,634
Total	$296,646	$(91,084)	$—	$205,562	$320,385	$(104,751)	$—	$215,634

The following table presents information about the Company’s offsetting of financial liabilities under master netting agreements with derivative counterparties (in thousands):

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of June 30, 2018				As of December 31, 2017
	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Pledged	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$(103,206)	$91,084	$—	$(12,122)	$(115,961)	$104,751	$—	$(11,210)
Total	$(103,206)	$91,084	$—	$(12,122)	$(115,961)	$104,751	$—	$(11,210)

Concentrations of Credit Risk

We monitor our credit risk associated with financial and other institutions with which we conduct significant business and, to minimize these risks, we select counterparties with credit risks acceptable to us and we seek to limit our exposure to an individual counterparty. Credit risk, including but not limited to counterparty nonperformance under derivative instruments, our credit facilities and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions, insurance companies and export credit agencies many of which we have long-term relationships with and which have credit risks acceptable to us or where the credit risk is spread out among a large number of counterparties. As of June 30, 2018 and December 31, 2017, we had counterparty credit risk exposure under our derivative instruments of approximately $205.6 million and $212.8 million, respectively, which were limited to the cost of replacing the contracts in the event of non-performance by the counterparties to the contracts, the majority of which are currently our lending banks. We do not anticipate nonperformance by any of our significant counterparties. In addition, we have established guidelines we follow regarding credit ratings and instrument maturities to maintain safety and liquidity. We do not normally require collateral or other security to support credit relationships; however, in certain circumstances this option is available to us.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our long-term debt obligations including future interest payments. At June 30, 2018 and December 31, 2017, approximately 60.6% and 57.4%, respectively, of our long-term debt was effectively fixed. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense.

Market risk associated with our long-term fixed rate debt is the potential increase in fair value resulting from a decrease in interest rates. We use interest rate swap agreements that effectively convert a portion of our fixed-rate debt to a floating-rate basis to manage this risk. At June 30, 2018 and December 31, 2017, we maintained interest rate swap agreements on the following fixed-rate debt instruments:

Debt Instrument	Swap Notional as of June 30, 2018 (In thousands)	Maturity	Debt Fixed Rate	Swap Floating Rate: LIBOR plus	All-in Swap Floating Rate as of June 30, 2018
Oasis of the Seas term loan	$122,500	October 2021	5.41%	3.87%	6.39%
Unsecured senior notes	650,000	November 2022	5.25%	3.63%	5.97%
	$772,500

These interest rate swap agreements are accounted for as fair value hedges.

Market risk associated with our long-term floating rate debt is the potential increase in interest expense from an increase in interest rates. We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage this risk. At June 30, 2018 and December 31, 2017, we maintained interest rate swap agreements on the following floating-rate debt instruments:

Debt Instrument	Swap Notional as of June 30, 2018 (In thousands)	Maturity	Debt Floating Rate		All-in Swap Fixed Rate
Celebrity Reflection term loan	$354,521	October 2024	LIBOR plus	0.40%	2.85%
Quantum of the Seas term loan	520,625	October 2026	LIBOR plus	1.30%	3.74%
Anthem of the Seas term loan	543,750	April 2027	LIBOR plus	1.30%	3.86%
Ovation of the Seas term loan	691,667	April 2028	LIBOR plus	1.00%	3.16%
Harmony of the Seas term loan (1)	674,563	May 2028	EURIBOR plus	1.15%	2.26%
	$2,785,126

(1) Interest rate swap agreements hedging the Euro-denominated term loan for Harmony of the Seas include EURIBOR zero-floor matching the hedged debt EURIBOR zero-floor. Amount presented is based on the exchange rate as of June 30, 2018.

These interest rate swap agreements are accounted for as cash flow hedges.

The notional amount of interest rate swap agreements related to outstanding debt as of June 30, 2018 and December 31, 2017 was $3.6 billion and $3.8 billion, respectively.

Foreign Currency Exchange Rate Risk

Derivative Instruments

Our primary exposure to foreign currency exchange rate risk relates to our ship construction contracts denominated in Euros, our foreign currency denominated debt and our international business operations. We enter into foreign currency forward contracts, to manage portions of the exposure to movements in foreign currency exchange rates. As of June 30, 2018, the aggregate cost of our ships on order, not including any ships on order by our Partner Brands, was approximately $11.4 billion, of which we had deposited $586.1 million. At June 30, 2018 and December 31, 2017, approximately 54.3% and 54.0%, respectively, of the aggregate cost of the ships under construction was exposed to fluctuations in the Euro exchange rate. The majority of our foreign currency forward contracts, collar options and cross currency swap agreements are accounted for as cash flow, fair value or net investment hedges depending on the designation of the related hedge.

On a regular basis, we enter into foreign currency forward contracts and, from time to time, we utilize cross-currency swap agreements to minimize the volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than our functional currency or the functional currencies of our foreign subsidiaries. During the second quarter of 2018, we maintained an average of approximately $733.6 million of these foreign currency forward contracts. These instruments are not designated as hedging instruments. For the quarters ended June 30, 2018 and 2017, changes in the fair value of the foreign currency forward contracts resulted in a (loss) gain of $(36.9) million and $21.3 million, respectively. For the six months ended June 30, 2018 and 2017, changes in the fair value of the foreign currency forward contracts resulted in a (loss) gain of $(31.3) million and $35.1 million , respectively. These amounts were recognized in earnings within Other income (expense) in our consolidated statements of comprehensive income (loss).

We consider our investments in our foreign operations to be denominated in relatively stable currencies and of a long-term nature. As of June 30, 2018, we maintained foreign currency forward contracts and designated them as hedges of a portion of our net investments primarily in

TUI Cruises of €101.0 million, or approximately $117.9 million based on the exchange rate at June 30, 2018. These forward currency contracts mature in October 2021.

The notional amount of outstanding foreign exchange contracts, excluding the forward contracts entered into to minimize remeasurement volatility, as of June 30, 2018 and December 31, 2017 was $3.8 billion and $4.6 billion, respectively.

Non-Derivative Instruments

We also address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries’ and investments’ functional currencies and designating it as a hedge of these subsidiaries and investments. We had designated debt as a hedge of our net investments primarily in TUI Cruises of approximately €256.0 million, or approximately $298.9 million, as of June 30, 2018. As of December 31, 2017, we had designated debt as a hedge of our net investments in TUI Cruises of approximately €246.0 million, or approximately $295.3 million.

 Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates primarily to the consumption of fuel on our ships. We use fuel swap agreements to mitigate the financial impact of fluctuations in fuel prices.

Our fuel swap agreements are accounted for as cash flow hedges. At June 30, 2018, we have hedged the variability in future cash flows for certain forecasted fuel transactions occurring through 2022. As of June 30, 2018 and December 31, 2017, we had the following outstanding fuel swap agreements:

	Fuel Swap Agreements
	As of June 30, 2018	As of December 31, 2017
	(metric tons)
2018	342,900	673,700
2019	668,500	668,500
2020	531,200	531,200
2021	224,900	224,900
2022	—	—

	Fuel Swap Agreements
	As of June 30, 2018	As of December 31, 2017
	(% hedged)
Projected fuel purchases:
2018	50%	50%
2019	47%	46%
2020	36%	36%
2021	14%	14%
2022	—%	—

At June 30, 2018 and December 31, 2017, $53.0 million and $(23.7) million, respectively, of estimated unrealized net gain (loss) associated with our cash flow hedges pertaining to fuel swap agreements were expected to be reclassified to earnings from Accumulated other comprehensive loss within the next twelve months. Reclassification is expected to occur as the result of fuel consumption associated with our hedged forecasted fuel purchases.

The fair value and line item caption of derivative instruments recorded within our consolidated balance sheets were as follows (in thousands):

	Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of June 30, 2018	As of December 31, 2017	Balance Sheet Location	As of June 30, 2018	As of December 31, 2017
		Fair Value	Fair Value		Fair Value	Fair Value
Derivatives designated as hedging instruments under ASC 815-20(1)
Interest rate swaps	Other assets	$49,418	$7,330	Other long-term liabilities	$51,917	$46,509
Foreign currency forward contracts	Derivative financial instruments	21,921	68,352	Derivative financial instruments	26,677	—
Foreign currency forward contracts	Other assets	72,830	158,879	Other long-term liabilities	4,502	6,625
Fuel swaps	Derivative financial instruments	62,366	13,137	Derivative financial instruments	9,098	38,488
Fuel swaps	Other assets	79,191	51,265	Other long-term liabilities	2,584	13,411
Total derivatives designated as hedging instruments under 815-20		285,726	298,963		94,778	105,033
Derivatives not designated as hedging instruments under ASC 815-20
Foreign currency forward contracts	Derivative financial instruments	$1,930	$9,945	Derivative financial instruments	$—	$2,933
Foreign currency forward contracts	Other assets	734	2,793	Other long-term liabilities	—	1,139
Fuel swaps	Derivative financial instruments	8,256	7,886	Derivative financial instruments	8,428	6,043
Fuel swaps	Other Assets	—	798	Other long-term liabilities	—	813
Total derivatives not designated as hedging instruments under 815-20		10,920	21,422		8,428	10,928
Total derivatives		$296,646	$320,385		$103,206	$115,961

(1) Accounting Standard Codification 815-20 “Derivatives and Hedging.”

The location and amount of gain or (loss) recognized in income on fair value and cash flow hedging relationships were as follows (in thousands):

	Quarter Ended June 30, 2018
	Fuel Expense	Depreciation and Amortization Expenses	Interest Income (Expense)	Other Income (Expense)	Fuel Expense	Depreciation and Amortization Expenses	Interest Income (Expense)	Other Income (Expense)
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	172,309	253,376	(68,766)	33,855	170,748	234,937	(70,821)	(2,709)
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	n/a	n/a	3,374	n/a	n/a	n/a	n/a	(4,311)
Derivatives designated as hedging instruments	n/a	n/a	(5,310)	n/a	n/a	n/a	869	5,351
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	n/a	n/a	(2,138)	n/a	n/a	n/a	(7,863)	n/a
Commodity contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into income	2,043	n/a	n/a	(133)	(41,835)	n/a	n/a	2,498
Foreign exchange contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	n/a	(3,156)	n/a	14,601	n/a	(3,312)	n/a	(4,105)

	Six Months Ended June 30, 2018
	Fuel Expense	Depreciation and Amortization Expenses	Interest Income (Expense)	Other Income (Expense)	Fuel Expense	Depreciation and Amortization Expenses	Interest Income (Expense)	Other Income (Expense)
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	332,650	493,606	(128,911)	9,755	348,162	470,686	(144,886)	(5,320)
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	n/a	n/a	16,556	n/a	n/a	n/a	n/a	(1,854)
Derivatives designated as hedging instruments	n/a	n/a	(17,880)	n/a	n/a	n/a	2,042	3,820
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	n/a	n/a	(8,976)	n/a	n/a	n/a	(16,720)	n/a
Commodity contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into income	(3,089)	n/a	n/a	192	(81,763)	n/a	n/a	4,775
Foreign exchange contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	n/a	(6,468)	n/a	14,643	n/a	(6,624)	n/a	(7,675)

The carrying value and line item caption of non-derivative instruments designated as hedging instruments recorded within our consolidated balance sheets were as follows (in thousands):

		Carrying Value
Non-derivative instrument designated as hedging instrument under ASC 815-20	Balance Sheet Location	As of June 30, 2018	As of December 31, 2017
Foreign currency debt	Current portion of long-term debt	$79,575	$70,097
Foreign currency debt	Long-term debt	219,279	225,226
		$298,854	$295,323

The effect of derivative instruments qualifying and designated as hedging instruments and the related hedged items in fair value hedges on the consolidated statements of comprehensive income (loss) was as follows (in thousands):

Derivatives and Related Hedged Items under ASC 815-20 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative and Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative				Amount of Gain (Loss) Recognized in Income on Hedged Item
		Quarter Ended June 30, 2018	Quarter Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	Quarter Ended June 30, 2018	Quarter Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Interest rate swaps	Interest expense, net of interest capitalized	$(5,310)	$869	$(17,880)	$2,042	$3,374	$—	$16,556	$—
Interest rate swaps	Other income (expense)	—	5,351	—	3,820	—	(4,311)	—	(1,854)
		$(5,310)	$6,220	$(17,880)	$5,862	$3,374	$(4,311)	$16,556	$(1,854)

The fair value and line item caption of derivative instruments recorded within our consolidated balance sheets for the cumulative basis adjustment for fair value hedges were as follows (in thousands):

Line Item in the Statement of Financial Position Where the Hedged Item is Included	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
	As of June 30, 2018	As of December 31, 2017	As of June 30, 2018	As of December 31, 2017
Current portion of long-term debt and Long-term debt	$730,462	$749,155	$(36,648)	$(34,813)
	$730,462	$749,155	$(36,648)	$(34,813)

The effect of derivative instruments qualifying and designated as cash flow hedging instruments on the consolidated financial statements was as follows (in thousands):

Derivatives under ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Loss) on Derivative (Effective Portion)				Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Effective Portion)
	Quarter Ended June 30, 2018	Quarter Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017		Quarter Ended June 30, 2018	Quarter Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Interest rate swaps	$8,867	$(19,060)	$46,058	$(21,549)	Interest expense, net of interest capitalized	$(2,138)	$(7,863)	$(8,976)	$(16,720)
Foreign currency forward contracts	(193,329)	97,521	(97,963)	99,650	Depreciation and amortization expenses	(3,156)	(2,710)	(6,468)	(5,420)
Foreign currency forward contracts	—	—	—	—	Other income (expense)	14,601	(4,105)	14,643	(7,675)
Foreign currency collar options	—	—	—	—	Depreciation and amortization expenses	—	(602)	—	(1,204)
Fuel swaps	—	—	—	—	Other income (expense)	(133)	2,498	192	4,775
Fuel swaps	126,778	(4,125)	121,837	(34,693)	Fuel	2,043	(41,835)	(3,089)	(81,763)
	$(57,684)	$74,336	$69,932	$43,408		$11,217	$(54,617)	$(3,698)	$(108,007)

The table below represents amounts excluded from the assessment of effectiveness for our net investment hedging instruments for which the difference between changes in fair value and periodic amortization is recorded in accumulated other comprehensive income (loss) (in thousands):

Gain (Loss) Recognized in Income (Net Investment Excluded Components)	Six Months Ended June 30, 2018
Net inception fair value at January 1, 2018	$(11,335)
Amount of gain recognized in income on derivatives for the period ended June 30, 2018	1,488
Amount of loss remaining to be amortized in accumulated other comprehensive loss, as of June 30, 2018	(2,205)
Fair value at June 30, 2018	$(12,052)

The effect of non-derivative instruments qualifying and designated as net investment hedging instruments on the consolidated financial statements was as follows (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)
Non-derivative instruments under ASC 815-20 Net Investment Hedging Relationships	Quarter Ended June 30, 2018	Quarter Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Foreign Currency Debt	$15,853	$21,888	$7,609	$26,257
	$15,853	$21,888	$7,609	$26,257

There was no amount recognized in income (ineffective portion and amount excluded from effectiveness testing) for the quarters and six months ended June 30, 2018 and 2017.

The effect of derivatives not designated as hedging instruments on the consolidated financial statements was as follows (in thousands):

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments under ASC 815-20	Location of Gain (Loss) Recognized in Income on Derivatives	Quarter Ended June 30, 2018	Quarter Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Foreign currency forward contracts	Other income (expense)	$(36,894)	$21,256	$(31,259)	$35,068
Fuel swaps	Other income (expense)	213	(20)	183	(80)
Fuel swaps	Fuel	(881)	—	1,326	—
		$(37,562)	$21,236	$(29,750)	$34,988

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

The amount of collateral required to be posted following such event will change as, and to the extent, our net liability position increases or decreases by more than the applicable minimum call amount. If our credit rating for our senior unsecured debt is subsequently equal to or above BBB- by Standard & Poor’s or Baa3 by Moody’s, then any collateral posted at such time will be released to us and we will no longer be required to post collateral unless we meet the collateral trigger requirement at the next fifth-year anniversary. At June 30, 2018, five of our interest rate derivative instruments had reached their fifth anniversary; however, our senior unsecured debt credit rating was Baa2 by Moody’s and BBB- by Standard & Poor’s and, accordingly, we were not required to post any collateral as of such date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Concerning Forward-Looking Statements

The discussion under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance (including our expectations for the third quarter and full year of 2018 and our earnings and yield estimates for 2018 set forth under the heading "Outlook" below), business and industry prospects or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. Words such as "anticipate," "believe," "could," "estimate," "expect," "goal," "intend," "may," "plan," "project," "seek," "should," "will," "driving" and similar expressions are intended to further identify any of these forward-looking statements. Forward-looking statements reflect management's current expectations but they are based on judgments and are inherently uncertain. Furthermore, they are subject to risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q and, in particular, the risks discussed under the caption "Risk Factors" in Part II, Item 1A herein.

All forward-looking statements made in this Quarterly Report on Form 10-Q speak only as of the date of this document.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

The discussion and analysis of our financial condition and results of operations has been organized to present the following:

•	a review of our financial presentation, including discussion of certain operational and financial metrics we utilize to assist us in managing our business;

•	a discussion of our results of operations for the quarter and six months ended June 30, 2018 compared to the same periods in 2017;

•	a discussion of our business outlook, including our expectations for selected financial items for the third quarter and full year of 2018; and

•	a discussion of our liquidity and capital resources, including our future capital and contractual commitments and potential funding sources.

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

Adjusted Net Income represents net income excluding certain items that we believe adjusting for is meaningful when assessing our performance on a comparative basis. For the periods presented, these items included the impairment loss related to Skysea Holding, the impairment loss and other costs related to the exit of our tour operations business, transaction costs related to the Silversea Cruises acquisition and the impact of the change in accounting principle related to the recognition of stock-based compensation expense from the graded attribution method to the straight-line attribution method for time-based stock awards.

Available Passenger Cruise Days (“APCD”) is our measurement of capacity and represents double occupancy per cabin multiplied by the number of cruise days for the period, which excludes canceled cruise days and drydock days. We use this measure to perform capacity and rate analysis to identify our main non-capacity drivers that cause our cruise revenue and expenses to vary.

Gross Cruise Costs represent the sum of total cruise operating expenses plus marketing, selling and administrative expenses. For the periods presented, Gross Cruise Costs exclude the impairment loss and other costs related to the exit of our tour operations business, transaction costs related to the Silversea Cruises acquisition and the impact of the change in accounting principle related to the recognition of stock-based compensation expense from the graded attribution method to the straight-line attribution method for time-based stock awards, which were included within Marketing, selling and administrative expenses.

Gross Yields represent total revenues per APCD.

Net Cruise Costs and Net Cruise Costs Excluding Fuel represent Gross Cruise Costs excluding commissions, transportation and other expenses and onboard and other expenses and, in the case of Net Cruise Costs Excluding Fuel, fuel expenses (each of which is described above under the Description of Certain Line Items heading). In measuring our ability to control costs in a manner that positively impacts net income, we believe changes in Net Cruise Costs and Net Cruise Costs Excluding Fuel to be the most relevant indicators of our performance. A reconciliation of historical Gross Cruise Costs to Net Cruise Costs and Net Cruise Costs Excluding Fuel is provided below under Results of Operations. For the periods presented, Net Cruise Costs exclude the impairment loss and other costs related to the exit of our tour operations business, transaction costs related to the Silversea Cruises acquisition and the impact of the change in accounting principle related to the recognition of stock-based compensation expense from the graded attribution method to the straight-line attribution method for time-based stock awards, which were included within Marketing, selling and administrative expenses.

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

Results of Operations

Summary

Net income and Adjusted Net Income for the second quarter of 2018 were $466.3 million and $482.2 million, or $2.19 and $2.27 per share on a diluted basis, respectively, compared to both net income and Adjusted Net Income of $369.5 million, or $1.71 per share on a diluted basis, respectively, for the second quarter of 2017.

Net income and Adjusted Net Income for the six months ended June 30, 2018 were $684.9 million and $715.0 million, or $3.21 and $3.36 per share on a diluted basis, respectively, compared to both net income and Adjusted Net Income of $584.3 million, or $2.71 per share on a diluted basis for the six months ended June 30, 2017.

Significant items for the quarter and six months ended June 30, 2018 include:

•
Total revenues, excluding the favorable effect of changes in foreign currency exchange rates, increased $119.7 million and $100.3 million for the quarter and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. The increase was primarily due to higher pricing on our Europe and Asia/Pacific sailings which are further discussed below.

•
The effect of changes in foreign currency exchange rates related to our passenger ticket and onboard and other revenue transactions denominated in currencies other than the United States dollar, resulted in an increase in total revenues of $22.6 million and $61.2 million for the quarter and six months ended June 30, 2018, respectively, compared to the same periods in 2017.

•
Total cruise operating expenses, excluding the unfavorable effect of changes in foreign currency exchange rates, increased $48.7 million and $38.0 million for the quarter and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. The increase for the quarter ended June 30, 2018 was mainly due to the increase in capacity and the increase for the six months ended June 30, 2018 was primarily due to the gain of $30.9 million recognized on the sale of Legend of the Seas in March 2017 that did not recur in 2018.

•
The effect of changes in foreign currency exchange rates related to our cruise operating expenses, denominated in currencies other than the United States dollar, resulted in an increase in total operating expenses of $9.0 million and $19.8 million for the quarter and six months ended June 30, 2018, respectively, compared to the same periods in 2017.

•
In April 2018, TUI Cruises, our 50% joint venture, took delivery of a new Mein Schiff 1. Also in April 2018, the original Mein Schiff 1 was sold to an affiliate of TUI AG, which offset the capacity of the new ship delivery. Due to the sale of the original Mein Schiff 1, we recognized a gain of $21.8 million related to a deferred gain from the 2009 sale of Celebrity Galaxy, which served as the original Mein Schiff 1, to TUI cruises. Refer to Note 5. Other Assets to our consolidated financial statements for further information

•
We recognized an impairment loss of $23.3 million related to the Skysea Holding investment, debt facility and other receivables due, which is reported within Other income (expense) within our consolidated statements of comprehensive income (loss) for the six months ended June 30, 2018. Refer to Note 5. Other Assets to our consolidated financial statements for further discussion on the impairment.

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

•
On July 31, 2018, we acquired a 66.7% equity stake in Silversea Cruises, a privately-owned ultra-luxury cruise line with nine ships operating in all seven continents, for approximately $1.0 billion and contingent consideration payable upon achievement of certain 2019-2020 performance metrics. Refer to Note 1. General to our consolidated financial statements for further information.

Operating results for the quarter and six months ended June 30, 2018 compared to the same period in 2017 are shown in the following table (in thousands, except per share data):

	Quarter Ended June 30,				Six months ended June 30,
	2018		2017		2018		2017
		% of Total Revenues		% of Total Revenues		% of Total Revenues		% of Total Revenues
Passenger ticket revenues	$1,672,570	71.6%	$1,581,385	72.0%	$3,098,214	71.0%	$2,999,608	71.4%
Onboard and other revenues	665,035	28.4%	613,889	28.0%	1,267,147	29.0%	1,204,226	28.6%
Total revenues	2,337,605	100.0%	2,195,274	100.0%	4,365,361	100.0%	4,203,834	100.0%
Cruise operating expenses:
Commissions, transportation and other	358,305	15.3%	340,331	15.5%	648,914	14.9%	650,579	15.5%
Onboard and other	142,240	6.1%	132,437	6.0%	241,777	5.5%	238,431	5.7%
Payroll and related	226,315	9.7%	210,362	9.6%	453,471	10.4%	426,097	10.1%
Food	128,383	5.5%	121,764	5.5%	248,025	5.7%	242,975	5.8%
Fuel	172,309	7.4%	170,748	7.8%	332,650	7.6%	348,162	8.3%
Other operating	286,859	12.3%	281,143	12.8%	565,593	13.0%	526,365	12.5%
Total cruise operating expenses	1,314,411	56.2%	1,256,785	57.2%	2,490,430	57.0%	2,432,609	57.9%
Marketing, selling and administrative expenses	312,923	13.4%	283,855	12.9%	650,284	14.9%	601,320	14.3%
Depreciation and amortization expenses	253,376	10.8%	234,937	10.7%	493,606	11.3%	470,686	11.2%
Operating Income	456,895	19.5%	419,697	19.1%	731,041	16.7%	699,219	16.6%
Other income (expense):
Interest income	13,098	0.6%	5,811	0.3%	20,831	0.5%	12,063	0.3%
Interest expense, net of interest capitalized	(81,864)	(3.5)%	(76,632)	(3.5)%	(149,742)	(3.4)%	(156,949)	(3.7)%
Equity investment income	44,311	1.9%	23,359	1.1%	73,063	1.7%	35,239	0.8%
Other income (expense)	33,855	1.4%	(2,709)	(0.1)%	9,755	0.2%	(5,320)	(0.1)%
	9,400	0.4%	(50,171)	(2.3)%	(46,093)	(1.1)%	(114,967)	(2.7)%
Net Income	$466,295	19.9%	$369,526	16.8%	$684,948	15.7%	$584,252	13.9%
Diluted Earnings per Share	$2.19		$1.71		$3.21		$2.71

Adjusted Net Income and Adjusted Earnings per Share were calculated as follows (in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Income	$466,295	$369,526	$684,948	$584,252
Adjusted Net income	482,221	369,526	714,979	584,252
Net Adjustments to Net Income - Increase	$15,926	$—	$30,031	$—
Adjustments to Net Income:
Impairment loss related to Skysea Holding(1)	$—	$—	$23,343	$—
Impairment and other costs related to exit of tour operations business(2)	11,255	—	11,255	—
Transaction costs related to Silversea Cruises acquisition(3)	4,671	—	4,671	—
Impact of change in accounting principle(4)	—	—	(9,238)	—
Net Adjustments to Net Income - Increase	$15,926	$—	$30,031	$—

Basic:
Earnings per Share	$2.20	$1.72	$3.23	$2.72
Adjusted Earnings per Share	$2.28	$1.72	$3.37	$2.72

Diluted:
Earnings per Share	$2.19	$1.71	$3.21	$2.71
Adjusted Earnings per Share	$2.27	$1.71	$3.36	$2.71

Weighted-Average Shares Outstanding:
Basic	211,673	215,085	212,139	214,978
Diluted	212,509	216,062	213,079	215,944

(1)	Refer to Note 5. Other Assets for information on the impairment loss related to Skysea Holding.

(2)
In 2014, we created a tour operations business that focused on developing, marketing and selling land based tours around the world through an e-commerce platform. During the second quarter of 2018, we decided to cease operations and exit this business. As a result, we incurred exit costs, primarily consisting of fixed asset impairment charges and severance expense.

(3)	Refer to Note 1. General for information on the Silversea Cruises acquisition.

(4)
In January 2018, we elected to change our accounting policy for recognizing stock-based compensation expense from the graded attribution method to the straight-line attribution method for time-based stock awards. Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements for further information.

Selected statistical information is shown in the following table:

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Passengers Carried	1,461,055	1,433,339	2,866,006	2,858,872
Passenger Cruise Days	10,213,067	9,950,570	19,838,849	19,910,135
APCD	9,402,736	9,152,899	18,318,442	18,432,309
Occupancy	108.6%	108.7%	108.3%	108.0%

Gross Yields and Net Yields were calculated as follows (in thousands, except APCD and Yields):

	Quarter Ended June 30,			Six Months Ended June 30,
	2018	2018 On a Constant Currency Basis	2017	2018	2018 On a Constant Currency Basis	2017
Passenger ticket revenues	$1,672,570	$1,653,080	$1,581,385	$3,098,214	$3,045,394	$2,999,608
Onboard and other revenues	665,035	661,938	613,889	1,267,147	1,258,780	1,204,226
Total revenues	2,337,605	2,315,018	2,195,274	4,365,361	4,304,174	4,203,834
Less:
Commissions, transportation and other	358,305	354,488	340,331	648,914	640,082	650,579
Onboard and other	142,240	141,115	132,437	241,777	240,475	238,431
Net Revenues	$1,837,060	$1,819,415	$1,722,506	$3,474,670	$3,423,617	$3,314,824

APCD	9,402,736	9,402,736	9,152,899	18,318,442	18,318,442	18,432,309
Gross Yields	$248.61	$246.21	$239.84	$238.30	$234.96	$228.07
Net Yields	$195.38	$193.50	$188.19	$189.68	$186.89	$179.84

Gross Cruise Costs, Net Cruise Costs and Net Cruise Costs Excluding Fuel were calculated as follows (in thousands, except APCD and costs per APCD):

	Quarter Ended June 30,			Six Months Ended June 30,
	2018	2018 On a Constant Currency Basis	2017	2018	2018 On a Constant Currency Basis	2017
Total cruise operating expenses	$1,314,411	$1,305,451	$1,256,785	$2,490,430	$2,470,629	$2,432,609
Marketing, selling and administrative expenses (1) (2)	296,997	294,106	283,855	643,596	635,066	601,320
Gross Cruise Costs	1,611,408	1,599,557	1,540,640	3,134,026	3,105,695	3,033,929
Less:
Commissions, transportation and other	358,305	354,488	340,331	648,914	640,082	650,579
Onboard and other	142,240	141,115	132,437	241,777	240,475	238,431
Net Cruise Costs	1,110,863	1,103,954	1,067,872	2,243,335	2,225,138	2,144,919
Less:
Fuel	172,309	172,309	170,748	332,650	332,650	348,162
Net Cruise Costs Excluding Fuel	$938,554	$931,645	$897,124	$1,910,685	$1,892,488	$1,796,757

APCD	9,402,736	9,402,736	9,152,899	18,318,442	18,318,442	18,432,309
Gross Cruise Costs per APCD	$171.38	$170.12	$168.32	$171.09	$169.54	$164.60
Net Cruise Costs per APCD	$118.14	$117.41	$116.67	$122.46	$121.47	$116.37
Net Cruise Costs Excluding Fuel per APCD	$99.82	$99.08	$98.02	$104.30	$103.31	$97.48

(1)
For the six months ended June 30, 2018, the amount does not include the impact of the change in accounting principle of $9.2 million related to the recognition of stock-based compensation expense. Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements for further information.

(2) For the quarter and six months ended June 30, 2018, the amounts do not include the impairment and other costs related to the exit of our tour operations business of $11.3 million and transaction costs related to the Silversea Cruises acquisition of $4.7 million.

2018 Outlook

The Company does not make predictions about fuel pricing, interest rates or currency exchange rates but does provide guidance about its future business activities. On August 2, 2018, we announced the following full year and third quarter 2018 guidance based on the then current fuel pricing, interest rates and currency exchange rates:

Full Year 2018 (1)

	As Reported	Constant Currency
Net Yields	3.25% to 4.25%	2.75% to 3.75%
Net Cruise Costs per APCD	2.0% to 2.5%	Approx. 2.0%
Net Cruise Costs per APCD, Excluding Fuel	Approx. 3.0%	Approx. 2.5%
Capacity Change	3.7%
Depreciation and Amortization	$1,025 to $1,035 million
Interest Expense, net	$288 to $298 million
Fuel Consumption (metric tons)	1,337,000
Fuel Expenses	$693 million
Percent Hedged (fwd consumption)	50%
Adjusted Earnings per Share-Diluted	$8.70 to $8.90

Sensitivity

Remaining Periods 2018
1% Change in Currency	$11 million
1% Change in Net Yields	$40 million
1% Change in NCC x Fuel	$19 million
100 basis pt. Change in LIBOR	$17 million
10% Change in Fuel Prices	$21 million

Third Quarter 2018 (1)

	As Reported	Constant Currency
Net Yields	Approx. 1.5%	Approx. 2.0%
Net Cruise Costs per APCD	Flat	Flat
Net Cruise Costs per APCD, Excluding Fuel	Approx. (1.0%)	Approx. (1.0%)
Capacity Change	8.2%
Depreciation and Amortization	$260 to $265 million
Interest Expense, net	$78 to $82 million
Fuel Consumption (metric tons)	340,200
Fuel Expenses	$184 million
Percent Hedged (fwd consumption)	47%
Adjusted Earnings per Share-Diluted	$3.90 to $3.95

Sensitivity

Third Quarter 2018
1% Change in Currency	$7 million
1% Change in Net Yields	$22 million
1% Change in NCC x Fuel	$9 million
100 basis pt. Change in LIBOR	$7 million
10% Change in Fuel Prices	$15 million

(1) The guidance above does not include Silversea Cruises, except for additional interest expense associated with the financing of the Silversea Cruises acquisition. We will be consolidating Silversea Cruises’ results of operations on a three-month reporting lag beginning with the fourth quarter of 2018, which we do not expect will be material to our results of operations for the year ended December 31, 2018.
Volatility in foreign currency exchange rates affects the United States dollar value of our earnings. Based on our highest net exposure for each quarter and the full year 2018, the top five foreign currencies are ranked below. For example, the British Pound is expected to be the most impactful currency in the third quarter of 2018. Rankings for the first and second quarters of 2018 are based on actual results. Rankings for the remaining quarters and full year are based on estimated net exposures.

Ranking	Q1	Q2	Q3	Q4	FY 2018
1	AUD	GBP	GBP	AUD	GBP
2	CAD	AUD	EUR	GBP	AUD
3	GBP	CAD	CNH	CAD	CAD
4	CNH	CNH	CAD	EUR	EUR
5	EUR	EUR	MXN	CNH	CNH

The currency abbreviations above are defined as follows:

Currency Abbreviation	Currency
AUD	Australian Dollar
CAD	Canadian Dollar
CNH	Chinese Yuan
EUR	Euro
GBP	British Pound
MXN	Mexican Peso

Quarter Ended June 30, 2018 Compared to Quarter Ended June 30, 2017

In this section, references to 2018 refer to the quarter ended June 30, 2018 and references to 2017 refer to the quarter ended June 30, 2017.

Revenues

Total revenues for 2018 increased $142.3 million, or 6.5%, from 2017.

Passenger ticket revenues comprised 71.6% of our 2018 total revenues. Passenger ticket revenues for 2018 increased by $91.2 million, or 5.8%, from 2017. The increase was primarily due to:

•	a 2.7% increase in capacity, which increased passenger ticket revenues by $43.2 million primarily due to the addition of Symphony of the Seas to our fleet during the second quarter of 2018;

•
an increase of $28.5 million in ticket prices primarily driven by higher pricing on our Europe and Asia/Pacific sailings and the improvement in our ticket price on a per passenger basis due to the addition of Symphony of the Seas; and

•	a favorable effect of changes in foreign currency exchange rates related to our revenue transactions denominated in currencies other than the United States dollar of approximately $19.5 million.

The remaining 28.4% of 2018 total revenues was comprised of onboard and other revenues, which increased $51.1 million, or 8.3%, to $665.0 million in 2018 from $613.9 million in 2017. The increase in onboard and other revenues was primarily due to:

•
a $29.7 million increase in onboard revenue attributable to higher spending on a per passenger basis primarily due to our revenue enhancing initiatives, including beverage package sales and promotions, new strategies and promotions on our specialty restaurants, internet and other telecommunication services, and an increase in port activities mainly due to itinerary changes;

•	a $16.4 million increase attributable to the 2.7% increase in capacity noted above; and

•
a favorable effect of changes in foreign currency exchange rates related to our onboard and other revenue transactions denominated in currencies other than the United States dollar of approximately $3.1 million.

Onboard and other revenues included concession revenues of $82.6 million in 2018 and $77.7 million in 2017.

Cruise Operating Expenses

Total cruise operating expenses for 2018 increased $57.6 million, or 4.6%, from 2017. The increase was primarily due to:

•	the 2.7% increase in capacity noted above, which increased cruise operating expenses by $34.1 million;

•	a $10.1 million increase in payroll and related expenses primarily driven by changes in our gratuity structure; and

•
an unfavorable effect of changes in foreign currency exchange rates related to our cruise operating expenses denominated in currencies other than the United States dollar of approximately $9.0 million.

Marketing, Selling and Administrative Expenses

Marketing, selling and administrative expenses for 2018 increased $29.1 million, or 10.2%, to $312.9 million from $283.9 million in 2017. The increase was primarily due to the impairment and other costs related to the exit of our tour operations business and transaction costs related to the Silversea Cruises acquisition, which did not occur in 2017, as well as higher spending on advertisement.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for 2018 increased $18.4 million, or 7.8%, to $253.4 million from $234.9 million in 2017. The increase was primarily due to the addition of Symphony of the Seas to our fleet and to a lesser extent, new shipboard additions associated with our ship upgrade projects and additions related to our shoreside projects.

Other Income (Expense)

Interest expense, net of interest capitalized for 2018 increased $5.2 million, or 6.8%, to $81.9 million from $76.6 million in 2017. The increase was due to higher interest rates, and to a lesser extent, a higher average debt level in 2018 compared to 2017, partially offset by an increase in capitalized interest due to our ships on order.

Equity investment income increased $21.0 million, or 89.7%, to $44.3 million in 2018 from $23.4 million in 2017 mainly due to an increase in income from TUI Cruises.

Other income was $33.9 million in 2018 compared to Other expense of $2.7 million in 2017. The change of $36.6 million was mainly due to a gain of $21.8 million in 2018 related to the recognition of the remaining balance of a deferred gain from the sale of Celebrity Galaxy to TUI Cruises in March 2009. In April 2018, TUI Cruises sold this ship to an affiliate of TUI AG, resulting in the recognition of the remaining balance of the deferred gain. Refer to Note 5. Other Assets to our consolidated financial statements for further information. In addition, Other income in 2018 includes a gain of $13.7 million related to the sale of our remaining equity interest in a travel agency business that we sold in 2015.

Gross and Net Yields

Gross and Net Yields increased 3.7% and 3.8%, respectively, in 2018 compared to 2017 primarily due to the increases in passenger ticket and onboard and other revenues, which are further discussed above. Gross and Net Yields on a Constant Currency basis increased 2.7% and 2.8%, respectively, in 2018 compared to 2017.

Gross and Net Cruise Costs

Gross and Net Cruise Costs increased 4.6% and 4.0%, respectively, in 2018 compared to 2017 primarily due to the increase in capacity. Gross and Net Cruise Costs per APCD increased 1.8% and 1.3%, respectively, in 2018 compared to 2017. Gross and Net Cruise Costs per APCD on a Constant Currency basis increased 1.1% and 0.6%, respectively, in 2018 compared to 2017.

Net Cruise Costs Excluding Fuel

Net Cruise Costs Excluding Fuel per APCD increased 1.8% in 2018 compared to 2017 and increased 1.1% in 2018 compared to 2017 on a Constant Currency basis.

Other Comprehensive Loss (Income)

Other comprehensive loss in 2018 was $82.4 million compared to Other comprehensive income in 2017 of $131.3 million. The change of $213.7 million was primarily due to the Loss on cash flow derivative hedges in 2018 of $68.9 million compared to a Gain on cash flow derivative hedges in 2017 of $129.0 million. The change of $197.9 million was primarily due to a decrease in foreign currency forward contract values in 2018 compared to an increase in 2017, partially offset by an increase in fuel swap values in 2018.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

In this section, references to 2018 refer to the six months ended June 30, 2018 and references to 2017 refer to the six months ended June 30, 2017.

Revenues

Total revenues for 2018 increased $161.5 million, or 3.8%, to $4.4 billion from $4.2 billion in 2017.

Passenger ticket revenues comprised 71.0% of our 2018 total revenues. Passenger ticket revenues for 2018 increased by $98.6 million, or 3.3%, from 2017. The increase was primarily due to:

•	an increase of $64.3 million in ticket prices primarily driven by higher pricing on Europe and Asia/Pacific sailings; and

•	a favorable effect of changes in foreign currency exchange rates related to our revenue transactions denominated in currencies other than the United States dollar of approximately $52.8 million.

The increase in passenger ticket revenues was partially offset by a 0.6% decrease in capacity, which decreased passenger ticket revenues by $18.5 million primarily due to the sale of Legend of the Seas in the first quarter of 2017 and additional drydock days in 2018 compared to 2017, partially offset by the addition of Symphony of the Seas in the second quarter of 2018.

The remaining 29.0% of 2018 total revenues was comprised of onboard and other revenues, which increased $62.9 million, or 5.2%, in 2018 from 2017. The increase in onboard and other revenues was primarily due to:

•
a $54.7 million increase in onboard revenue attributable to higher spending on a per passenger basis primarily due to our revenue enhancing initiatives, including beverage package sales and promotions, new strategies and promotions of our specialty restaurants, internet and other telecommunication services, and an increase in port activities mainly due to itinerary changes; and

•
a favorable effect of changes in foreign currency exchange rates related to our onboard and other revenue transactions denominated in currencies other than the United States dollar of approximately $8.4 million.

The increase in onboard and other revenues was partially offset by a $7.3 million decrease attributable to the 0.6% decrease in capacity noted above.

Onboard and other revenues included concession revenues of $162.6 million in 2018 and $157.0 million in 2017.

Cruise Operating Expenses

Total cruise operating expenses increased $57.8 million, or 2.4%. The increase was primarily due to:

•	a $30.9 million gain recognized in 2017 resulting from the sale of Legend of the Seas, which did not recur in 2018;

•	a $29.6 million increase in payroll and related expenses primarily driven by changes in our gratuity structure; and

•
an unfavorable effect of changes in foreign currency exchange rates related to our cruise operating expenses denominated in currencies other than the United States dollar of approximately $19.8 million.

The above increases in cruise operating expenses were mostly offset by:

•	the 0.6% decrease in capacity noted above, which decreased cruise operating expenses by $15.1 million; and

•
a $13.4 million decrease in fuel expense, excluding the impact of the decrease in capacity. Our cost of fuel (net of the financial impact of fuel swap agreements) for 2018 decreased 4.2% per metric ton compared to 2017.

Marketing, Selling and Administrative Expenses

Marketing, selling and administrative expenses increased $49.0 million, or 8.1%, to $650.3 million from $601.3 million in 2017. The increase was primarily due to the impairment and other costs related to the exit of our tour operations business and transaction costs related to the Silversea Cruises acquisition, which did not occur in 2017, as well as higher spending on advertisement.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for 2018 increased $22.9 million, or 4.9%, to $493.6 million from $470.7 million in 2017. The increase was primarily due to the addition of Symphony of the Seas to our fleet and to a lesser extent new shipboard additions associated with our ship upgrade projects and additions related to our shoreside projects. The increase was partially offset by the sale of Legend of the Seas in the first quarter of 2017.

Other Income (Expense)

Interest expense, net of interest capitalized, for 2018 decreased $7.2 million, or 4.6%, to $149.7 million from $156.9 million in 2017. The decrease was due to an increase in capitalized interest primarily due to our ships on order and a lower average debt level in 2018 compared to 2017, partially offset by higher interest rates in 2018 compared to 2017.

Equity investment income increased $37.8 million, or 107.3%, to $73.1 million in 2018 from $35.2 million in 2017 mainly due to an increase in income from TUI Cruises.

Other income was $9.8 million in 2018 compared to Other expense of $5.3 million in 2017. The change of $15.1 million was mainly due to a gain of $21.8 million in 2018 related to the recognition of the remaining balance of a deferred gain from the sale of Celebrity Galaxy to TUI Cruises in March 2009. In April 2018, TUI Cruises sold this ship to an affiliate of TUI AG, resulting in the recognition of the remaining balance of the deferred gain. In addition, Other income in 2018 includes a gain of $13.7 million related to the sale of our remaining equity interest in a travel agency business that we sold in 2015. The increase in Other income in 2018 was partially offset by an impairment charge of $23.3 million to write down our investment balance, debt facility and other receivables due from Skysea Holding to their net realizable value. For further information on the deferred gain recognized and impairment charge, refer to Note 5. Other Assets to our consolidated financial statements.

Gross and Net Yields

Gross and Net Yields increased 4.5% and 5.5%, respectively, in 2018 compared to 2017 primarily due to the increase in passenger ticket and onboard and other revenues, which are further discussed above. Gross and Net Yields on a Constant Currency basis increased 3.0% and 3.9%, respectively, in 2018 compared to 2017.

Gross and Net Cruise Costs

Gross and Net Cruise Costs increased 3.3% and 4.6%, respectively, in 2018 compared to 2017 and Gross and Net Cruise Costs per APCD increased 3.9% and 5.2%, respectively, in 2018 compared to 2017, primarily due to the gain of $30.9 million recognized on the sale of Legend of the Seas in March 2017 that did not recur in 2018. Gross and Net Cruise Costs per APCD on a Constant Currency basis increased 3.0% and 4.4%, respectively, in 2018 compared to 2017.

Net Cruise Costs Excluding Fuel

Net Cruise Costs Excluding Fuel per APCD increased 7.0% in 2018 compared to 2017 and on a Constant Currency basis increased 6.0% in 2018 compared to 2017.

Other Comprehensive Income

Other comprehensive income in 2018 was $69.1 million compared to $155.4 million in 2017. The decrease of $86.4 million, or 55.6%, was primarily due to Gain on cash flow derivative hedges in 2018 of $73.6 million, compared to $151.4 million in 2017. The decrease of $77.8 million in 2018 was primarily due to a decrease in foreign currency forward contract values in 2018 compared to an increase in 2017, partially offset by an increase in fuel swap instrument values in 2018 compared to a decrease in 2017.

Future Application of Accounting Standards

Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements for further information on Recent Accounting Pronouncements.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash flow generated from operations provides us with a significant source of liquidity. Net cash provided by operating activities increased $272.3 million to $1.9 billion for the first six months in 2018 compared to $1.7 billion for the same period in 2017. The increase in cash provided by operating activities was primarily attributable to an increase in proceeds from customer deposits during the first six months in 2018 compared to the same period in 2017. Additionally, dividends received from unconsolidated affiliates increased by $101.5 million.

Net cash used in investing activities was $2.1 billion for the first six months in 2018 compared to Net cash provided in investing activities of $7.7 million for the same period in 2017. The change was primarily attributable to an increase in capital expenditures of $1.9 billion primarily due to the delivery of Symphony of the Seas and the purchase of Azamara Pursuit during the first six months of 2018 compared to no ship deliveries or purchases for the same period in 2017, as well as $230.0 million of proceeds received from the sale of property and equipment in 2017, which did not recur in 2018.
Net cash provided by financing activities was $214.0 million for the first six months in 2018 compared to Net cash used in financing activities of $1.7 billion for the same period in 2017. The change was primarily attributable to an increase in debt proceeds of $1.7 billion during the first six months of 2018 compared to the same period in 2017 and a decrease in repayments of debt of $659.9 million during the first six months of 2018 compared to the same period in 2017, partially offset by stock repurchases of $369.5 million during the first six months of 2018 that did not occur during the same period in 2017 and a higher amount of dividends paid during the first six months of 2018 compared to the same period in 2017. The increase in debt proceeds during the first six months in 2018 was primarily due to the $1.2 billion unsecured term loan borrowed to finance Symphony of the Seas, an increase in borrowings on our revolving credit facilities and the $130.0 million credit agreement. The decrease in repayment of debt was due to lower payments on our revolving credit facilities during the first six months in 2018 compared to the same period in 2017.

Future Capital Commitments

Capital Expenditures

As of June 30, 2018, our Global Brands and our Partner Brands have twelve ships on order. The expected dates that these ships will enter service and their approximate berths are as follows:

Ship	Expected to Enter Service	Approximate Berths
Royal Caribbean International —
Oasis-class:
Unnamed	2nd Quarter 2021	5,500
Quantum-class:
Spectrum of the Seas	2nd Quarter 2019	4,250
Unnamed	4th Quarter 2020	4,250
Icon-class:
Unnamed	2nd Quarter 2022	5,650
Unnamed	2nd Quarter 2024	5,650
Celebrity Cruises —
Edge-class:
Celebrity Edge	4th Quarter 2018	2,900
Celebrity Apex	2nd Quarter 2020	2,900
Unnamed	4th Quarter 2021	3,200
Unnamed	4th Quarter 2022	3,200
Celebrity Flora	2nd Quarter 2019	100
TUI Cruises (50% joint venture) (1)—
Unnamed	1st Quarter 2019	2,850
Unnamed	3rd Quarter 2023	2,850
Total Berths		43,300
___________________________________________________________________

(1)	The additional capacity is partially offset through the transfer of the original Mein Schiff 1 to an affiliate of TUI AG, our joint venture partner in TUI Cruises, in April 2018.

In July 2018, TUI Cruises signed conditional agreements with Fincantieri to build two ships of a new generation of ships. The ships will have an aggregate capacity of approximately 8,200 berths and are expected to enter service in 2024 and 2026, respectively. TUI Cruises' agreement with Fincantieri is contingent upon completion of conditions precedent, including financing.

Our future capital commitments consist primarily of new ship orders. As of June 30, 2018, the aggregate cost of our ships on order, not including any ships on order by our Partner Brands, was approximately $11.4 billion, of which we had deposited $586.1 million. Approximately 54.3% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at June 30, 2018. Refer to Note 10. Fair Value Measurements and Derivative Instruments to our consolidated financial statements.

Including the investment in Silversea Cruises and their ships on order, we anticipate overall full year capital expenditures will be approximately $4.7 billion for 2018, $2.5 billion for 2019, $2.8 billion for 2020, $2.9 billion for 2021 and $3.0 billion for 2022. These amounts do not include any ships on order by our Partner Brands.

Contractual Obligations

As of June 30, 2018, our contractual obligations were as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Operating Activities:
Operating lease obligations(1)	$229,732	$27,937	$41,779	$19,932	$140,084
Interest on long-term debt(2)	1,504,109	302,578	498,991	333,956	368,584
Other(3)	976,284	188,253	364,704	193,942	229,385
Investing Activities:	0
Ship purchase obligations(4)	9,199,772	1,752,333	3,179,667	3,016,319	1,251,453
Financing Activities:	0
Long-term debt obligations(5)	8,474,818	1,170,169	2,369,772	2,210,570	2,724,307
Capital lease obligations(6)	44,271	7,457	14,343	10,255	12,216
Other(7)	23,454	9,238	11,093	3,123	—
Total	$20,452,440	$3,457,965	$6,480,349	$5,788,097	$4,726,029

(1)	We are obligated under noncancelable operating leases primarily for offices, warehouses and motor vehicles. Amounts represent contractual obligations with initial terms in excess of one year.

(2)
Long-term debt obligations mature at various dates through fiscal year 2030 and bear interest at fixed and variable rates. Interest on variable-rate debt is calculated based on forecasted debt balances, including the impact of interest rate swap agreements using the applicable rate at June 30, 2018. Debt denominated in other currencies is calculated based on the applicable exchange rate at June 30, 2018.

(3)
Amounts primarily represent future commitments with remaining terms in excess of one year to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts. Amounts do not include the PortMiami lease further discussed below under Off-Balance Sheet Arrangements.

(4)	Amounts do not include potential obligations which remain subject to cancellation at our sole discretion.

(5)	Amounts represent debt obligations with initial terms in excess of one year. Debt denominated in other currencies is calculated based on the applicable exchange rate at June 30, 2018.

(6)	Amounts represent capital lease obligations with initial terms in excess of one year.

(7)	Amounts represent fees payable to sovereign guarantors in connection with certain of our export credit debt facilities and facility fees on our revolving credit facilities.

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

Off-Balance Sheet Arrangements

We and TUI AG have each guaranteed the repayment by TUI Cruises of 50% of a bank loan. As of June 30, 2018, the outstanding principal amount of the loan was €41.3 million, or approximately $48.2 million based on the exchange rate at June 30, 2018. The loan amortizes quarterly and is currently secured by a first mortgage on Mein Schiff 2. Based on current facts and circumstances, we do not believe potential obligations under our guarantee of this bank loan are probable.

TUI Cruises has entered into various ship construction and credit agreements that include certain restrictions on each of our and TUI AG’s ability to reduce our current ownership interest in TUI Cruises below 37.55% through May 2028.

In July 2016, we executed an agreement with Miami Dade County (“MDC”), which was simultaneously assigned to Sumitomo Banking Corporation (“SMBC”), to lease land from MDC and construct a new cruise terminal at PortMiami in Miami, Florida. The terminal is expected to be approximately 170,000 square feet and will serve as a homeport. During the construction period,

SMBC will fund the costs of the terminal’s construction and land lease. Upon completion of the terminal's construction, which is expected to be during the fourth quarter of 2018, we will operate and lease the terminal from SMBC for a five-year term. We determined that the lease arrangement between SMBC and us should be accounted for as an operating lease upon completion of the terminal.

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

As of June 30, 2018, other than the items described above, we are not party to any other off-balance sheet arrangements, including guarantee contracts, retained or contingent interest, certain derivative instruments and variable interest entities, that either have, or are reasonably likely to have, a current or future material effect on our financial position.

Funding Needs and Sources

We have significant contractual obligations of which our debt service obligations and the capital expenditures associated with our ship purchases represent our largest funding needs. As of June 30, 2018, we had approximately $3.5 billion in contractual obligations due through June 30, 2019, of which approximately $1.2 billion relates to debt maturities, $302.6 million relates to interest on long-term debt and $1.8 billion relates to progress payments on our ship orders and the final installments payable due upon the deliveries of Celebrity Edge in the fourth quarter of 2018 and Spectrum of the Seas and Celebrity Flora in the second quarter of 2019. We have historically relied on a combination of cash flows provided by operations, drawdowns under our available credit facilities, the incurrence of additional debt and/or the refinancing of our existing debt and the issuance of additional shares of equity securities to fund these obligations.

We had a working capital deficit of $4.4 billion and $3.9 billion as of June 30, 2018 and December 31, 2017, respectively. Included within our working capital deficit is $1.2 billion of current portion of long-term debt, including capital leases, as of both June 30, 2018 and December 31, 2017. Similar to others in our industry, we operate with a substantial working capital deficit. This deficit is mainly attributable to the fact that, under our business model, a vast majority of our passenger ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts remain a current liability until the sailing date. The cash generated from these advance receipts is used interchangeably with cash on hand from other sources, such as our revolving credit facilities and other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future sailing or otherwise, pay down our revolving credit facilities, invest in long term investments or any other use of cash. In addition, we have a relatively low-level of accounts receivable and rapid turnover results in a limited investment in inventories. We generate substantial cash flows from operations and our business model, along with our unsecured revolving credit facilities, has historically allowed us to maintain this working capital deficit and still meet our operating, investing and financing needs. We expect that we will continue to have working capital deficits in the future.

As of June 30, 2018, we had liquidity of $2.0 billion, consisting of approximately $109.0 million in cash and cash equivalents and $1.9 billion available under our unsecured credit facilities. We anticipate that our cash flows from operations and our current financing arrangements, as described above, will be adequate to meet our capital expenditures and debt repayments over the next twelve-month period.

In June 2018, we established a commercial paper program pursuant to which we may issue short-term unsecured notes from time to time in an aggregate amount of up to $1.2 billion. The commercial paper issued will be backstopped by our revolving credit facilities.  As of June 30, 2018, we had not issued any notes under this program and as of July 31, 2018, we had $415.0 million of commercial paper notes outstanding.

On July 31, 2018, we acquired a 66.7% equity stake in Silversea Cruises for approximately $1.0 billion and contingent consideration payable upon achievement of certain 2019-2020 performance metrics. Additionally, in August 2018, we fully drew on a $700 million credit agreement that we entered into to finance a portion of the purchase price of the Silversea Cruises acquisition. The loan is due July 2019 and we are required to prepay the loan with the proceeds of certain debt issuances prior to maturity. We plan to finance the remainder of the transaction through the use of our revolving credit facilities. For further information on the $700 million credit agreement, refer to Note 6. Long-Term Debt to our consolidated financial statements.

As of June 30, 2018, we have approximately $862.5 million that remains available for future common stock repurchase transactions under a 24-month common stock repurchase program for up to $1.0 billion approved by our board of directors in May 2018. Repurchases under the program may be made at management's discretion from time to time on the open market or through privately negotiated transactions and are expected to be funded from available cash or borrowings under our revolving credit facilities. Refer to Note 8. Shareholders' Equity to our consolidated financial statements for further information.

In April 2017, our board of directors authorized a common stock repurchase program for up to $500 million that was completed in February 2018. Refer to Note 8. Shareholders' Equity to our consolidated financial statements.

If any person acquires ownership of more than 50% of our common stock or, subject to certain exceptions, during any 24-month period, a majority of our board of directors is no longer comprised of individuals who were members of our board of directors on the first day of such period, we may be obligated to prepay indebtedness outstanding under our credit facilities, which we may be unable to replace on similar terms. Our public debt securities also contain change of control provisions that would be triggered by a third-party acquisition of greater than 50% of our common stock coupled with a ratings downgrade. If this were to occur, it would have an adverse impact on our liquidity and operations.

Debt Covenants

Certain of our financing agreements contain covenants that require us, among other things, to maintain minimum net worth of at least $8.4 billion, a fixed charge coverage ratio of at least 1.25x and limit our net debt-to-capital ratio to no more than 62.5%.  The fixed charge coverage ratio is calculated by dividing net cash from operations for the past four quarters by the sum of dividend payments plus scheduled principal debt payments in excess of any new financings for the past four quarters. Our minimum net worth and maximum net debt-to-capital calculations exclude the impact of Accumulated other comprehensive loss on Total shareholders’ equity. We were well in excess of all debt covenant requirements as of June 30, 2018. The specific covenants and related definitions can be found in the applicable debt agreements, the majority of which have been previously filed with the Securities and Exchange Commission.

Dividends

During both first and second quarters of 2018, we declared a cash dividend on our common stock of $0.60 per share which was paid in April 2018 and July 2018, respectively. During the first quarter of 2018, we also paid a cash dividend on our common stock of $0.60 per share which was declared during the fourth quarter of 2017.

During both first and second quarters of 2017, we declared a cash dividend on our common stock of $0.48 per share which was paid in April 2017 and July 2017, respectively. During the first quarter of 2017, we also paid a cash dividend on our common stock of $0.48 per share which was declared during the fourth quarter of 2016.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We believe that port destinations are a major reason why guests choose to go on a particular cruise or on a cruise vacation. The availability of ports and destinations is affected by a number of factors, including existing capacity constraints, constraints related to the size of certain ships, security, environmental and health concerns, adverse weather conditions and natural disasters, financial limitations on port development, exclusivity arrangements that ports may have with our competitors, local governmental regulations and local community concerns about port development and other adverse impacts on their communities from additional tourists and overcrowding. In addition, fuel costs may adversely impact the destinations on certain of our itineraries. Any limitations on the availability or feasibility of our ports of call or on the availability of shore excursions and other service providers at such ports could adversely affect our results of operations.

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

Our debt agreements contain covenants, including covenants restricting our ability to take certain actions and financial covenants. Our ability to maintain our credit facilities may also be impacted by changes in our ownership base. More specifically, we may be required to prepay our bank financing facilities if any person acquires ownership of more than 50% of our common stock or, subject to certain exceptions, during any 24-month period, a majority of our board of directors is no longer comprised of individuals who were members of our board of directors on the first day of such period.  Our public debt securities also contain change of control provisions that would be triggered by a third-party acquisition of greater than 50% of our common stock coupled with a ratings downgrade.

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

Past or pending business acquisitions or potential acquisitions that we may decide to pursue in the future carry inherent risks which could adversely impact our financial performance and condition.

The Company, from time to time, has engaged in acquisitions (e.g. our recent Silversea Cruises acquisition) and may pursue acquisitions in the future, which are subject to, among other factors, the Company’s ability to identify attractive business opportunities and to negotiate favorable terms for such opportunities. Accordingly, the Company cannot make any assurances that potential acquisitions will be completed timely or at all, or that if completed, we would realize the anticipated benefits of such acquisition. Acquisitions also carry inherent risks such as, among others: (1) the potential delay or failure of our efforts to successfully integrate business processes and realizing expected synergies; (2) difficulty in aligning procedures, controls and/or policies; and (3) future unknown liabilities and costs that may be associated with an acquisition. In addition, acquisitions may also adversely impact our liquidity and/or debt levels, and the recognized value of goodwill and other intangible assets can be negatively affected by unforeseen events and/or circumstances, which may result in an impairment charge. Any of the foregoing events could adversely impact our financial condition and results of operations.

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

In addition to malicious cyber attacks, we are also subject to various risks associated with the collection, handling, storage and transmission of sensitive information. In the course of doing business, we collect large volumes of internal, customer and other third-party data, including personally identifiable information and individual credit data, for various business purposes. We are subject to federal, state and international laws (including the European Union General Data Protection Regulation which took effect in May 2018), as well as industry standards, relating to the collection, use, retention, security and transfer of personally identifiable information and individual credit data. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between the Company and its subsidiaries, and among the Company, its subsidiaries and other parties with which the Company has commercial relations. Several jurisdictions have passed laws in this area, and other jurisdictions are considering imposing additional restrictions. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. Complying with emerging and changing international requirements has caused, and may cause us to incur substantial costs or require us to change our business practices. If we fail to comply with the various applicable data collection and privacy laws, we could be exposed to fines, penalties, restrictions, litigation or other expenses, and our business could be adversely impacted.

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

Certain provisions of our Articles of Incorporation and By-Laws and Liberian law may inhibit third parties from effectuating a change of control of the Company without approval from our board of directors which could result in the entrenchment of current management. These include provisions in our Articles of Incorporation that prevent third parties, other than A. Wilhelmsen AS. and Cruise Associates, from acquiring beneficial ownership of more than 4.9% of our outstanding shares without the consent of our board of directors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

The following table presents the total number of shares of our common stock that we repurchased during the quarter ended June 30, 2018:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1, 2018 - April 30, 2018	—	$—	—	$—
May 1, 2018 - May 31, 2018	—	$—	—	$1,000,000,000
June 1, 2018 - June 30, 2018	1,285,234	$106.93	1,285,234	$862,500,000
Total	1,285,234		1,285,234

(1)
On May 9 2018, we announced that our board of directors authorized a 24-month common stock repurchase program for up to $1.0 billion. For further information on our stock repurchase transactions, refer to Note 8. Shareholders' Equity to our consolidated financial statements.

Item 6. Exhibits

10.1	Amendment to Employment Agreement, dated May 8, 2018, of Adam Goldstein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 11, 2018).

10.2
Commercial Paper Dealer Agreement, dated June 14, 2018, between Royal Caribbean Cruises Ltd., as Issuer, and the Dealer party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 18, 2018).

10.3
Loan Agreement, dated as of June 29, 2018, among Royal Caribbean Cruises Ltd., as the Borrower, the Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent and Bank of America, N.A., Citigroup Global Markets Limited, Goldman Sachs Bank USA and Morgan Stanley Senior Funding, Inc. as Co-Syndication Agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 5, 2018).

10.4
Amended and Restated Hull No. S-697 Credit Agreement, dated as of July 3, 2018 (Amendment No. 5 to the original agreement, dated as of June 8, 2011), by and between the Company, the Lenders from time to time party thereto, the Mandated Lead Arrangers and KfW-IPEX-Bank GmbH, as Hermes Agent and Facility Agent.*

10.5
Amended and Restated Hull No. S-698 Credit Agreement, dated as of July 3, 2018 (Amendment No. 5 to the original agreement, dated as of June 8, 2011), by and between the Company, the Lenders from time to time party thereto, the Mandated Lead Arrangers and KfW-IPEX-Bank GmbH, as Hermes Agent and Facility Agent.*

10.6
Amended and Restated Hull No. S-699 Credit Agreement, dated as of July 3, 2018 (Amendment No. 2 to the original agreement, dated as of November 27, 2013), by and between the Company, the Lenders from time to time party thereto, the Mandated Lead Arrangers and KfW-IPEX-Bank GmbH, as Hermes Agent and Facility Agent.*

10.7
Amendment No. 1 to Hull S-700 Credit Agreement, dated as of September 7. 2016, by and between the Company, the Lenders from time to time party thereto and KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent and Initial Mandated Lead Arranger.*

10.8
Amended and Restated Hull No. S-700 Credit Agreement, dated as of July 3, 2018 (Amendment No. 2 to the original agreement, dated as of November 13, 2015), by and among the Company, the Lenders from time to time party thereto and KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent and Initial Mandated Lead Arranger.*

10.9
Amendment No. 1 to Hull S-713 Credit Agreement, dated as of September 7, 2016, by and between the Company, the Lenders from time to time party thereto and KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent and Initial Mandated Lead Arranger.*

10.10
Amended and Restated Hull No. S-713 Credit Agreement, dated as of July 3, 2018 (Amendment No. 2 to the original agreement, dated as of November 13, 2015), by and among the Company, the Lenders from time to time party thereto and KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent and Initial Mandated Lead Arranger.*

10.11
Amended and Restated Icon 1 Hull No. S-1400 Credit Agreement, dated as of July 3, 2018 (Amendment No. 1 to the original agreement, dated as of October 11, 2017), between Royal Caribbean Cruises Ltd., as the Borrower, the Lenders from time to time party thereto, KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent, Documentation Agent and Initial Mandated Lead Arranger and BNP Paribas Fortis SA/NV as Finnvera Agent.*

10.12
Amended and Restated Icon 2 Hull No. S-1401 Credit Agreement, dated as of July 3, 2018 (Amendment No. 1 to the original agreement dated as of October 11, 2017), between Royal Caribbean Cruises Ltd., as the Borrower, the Lenders from time to time party thereto, KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent, Documentation Agent and Initial Mandated Lead Arranger and BNP Paribas Fortis SA/NV as Finnvera Agent.*

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

*	Filed herewith
**	Furnished herewith

Interactive Data File

101                         The following financial statements of Royal Caribbean Cruises Ltd. for the quarter ended June 30, 2018, formatted in XBRL are filed herewith:

(i)                     the Consolidated Statements of Comprehensive Income (Loss) for the quarter and six months ended June 30, 2018 and 2017;

(ii)	the Consolidated Balance Sheets at June 30, 2018 and December 31, 2017;

(iii)                the Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017; and

(iv)                   the Notes to the Consolidated Financial Statements, tagged in summary and detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL CARIBBEAN CRUISES LTD.
(Registrant)

/s/ JASON T. LIBERTY
Jason T. Liberty
Executive Vice President, Chief Financial Officer
August 2, 2018	(Principal Financial Officer and duly authorized signatory)