Form 10-Q
period 2018-09-30
ROYAL CARIBBEAN CRUISES LTD
filed 2018-10-26
CIK 884887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 208,996,396 shares of common stock outstanding as of October 18, 2018.

ROYAL CARIBBEAN CRUISES LTD.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in thousands, except per share data)

	Quarter Ended September 30,
	2018	2017
Passenger ticket revenues	$2,042,911	$1,893,152
Onboard and other revenues	753,276	676,392
Total revenues	2,796,187	2,569,544
Cruise operating expenses:
Commissions, transportation and other	430,039	409,597
Onboard and other	171,028	157,041
Payroll and related	221,205	210,764
Food	133,324	126,223
Fuel	182,415	160,752
Other operating	273,353	253,892
Total cruise operating expenses	1,411,364	1,318,269
Marketing, selling and administrative expenses	325,167	273,637
Depreciation and amortization expenses	259,923	240,150
Operating Income	799,733	737,488
Other income (expense):
Interest income	5,831	4,693
Interest expense, net of interest capitalized	(86,510)	(73,233)
Equity investment income	95,169	85,120
Other expense	(3,832)	(1,226)
	10,658	15,354
Net Income	$810,391	$752,842
Earnings per Share:
Basic	$3.88	$3.51
Diluted	$3.86	$3.49
Weighted-Average Shares Outstanding:
Basic	209,054	214,694
Diluted	209,928	215,824
Comprehensive Income
Net Income	$810,391	$752,842
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,479)	5,889
Change in defined benefit plans	1,153	(1,990)
Gain on cash flow derivative hedges	36,946	230,245
Total other comprehensive income	34,620	234,144
Comprehensive Income	$845,011	$986,986

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in thousands, except per share data)

	Nine Months Ended September 30,
	2018	2017
Passenger ticket revenues	$5,141,125	$4,892,760
Onboard and other revenues	2,020,423	1,880,618
Total revenues	7,161,548	6,773,378
Cruise operating expenses:
Commissions, transportation and other	1,078,953	1,060,176
Onboard and other	412,805	395,472
Payroll and related	674,676	636,861
Food	381,349	369,198
Fuel	515,065	508,914
Other operating	838,946	780,257
Total cruise operating expenses	3,901,794	3,750,878
Marketing, selling and administrative expenses	975,451	874,957
Depreciation and amortization expenses	753,529	710,836
Operating Income	1,530,774	1,436,707
Other income (expense):
Interest income	26,662	16,756
Interest expense, net of interest capitalized	(236,252)	(230,182)
Equity investment income	168,232	120,359
Other income (expense)	5,923	(6,546)
	(35,435)	(99,613)
Net Income	$1,495,339	$1,337,094
Earnings per Share:
Basic	$7.08	$6.22
Diluted	$7.05	$6.19
Weighted-Average Shares Outstanding:
Basic	211,099	214,882
Diluted	211,973	215,905
Comprehensive Income
Net Income	$1,495,339	$1,337,094
Other comprehensive income (loss):
Foreign currency translation adjustments	(13,840)	14,210
Change in defined benefit plans	6,949	(6,280)
Gain on cash flow derivative hedges	110,576	381,660
Total other comprehensive income	103,685	389,590
Comprehensive Income	$1,599,024	$1,726,684

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of
	September 30,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$254,821	$120,112
Trade and other receivables, net	385,297	318,641
Inventories	152,157	111,393
Prepaid expenses and other assets	459,792	258,171
Derivative financial instruments	106,933	99,320
Total current assets	1,359,000	907,637
Property and equipment, net	22,599,589	19,735,180
Goodwill	1,374,923	288,512
Other assets	1,760,028	1,429,597
Total assets	$27,093,540	$22,360,926
Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$1,528,613	$1,188,514
Commercial paper	998,835	—
Accounts payable	432,086	360,113
Accrued interest	94,977	47,469
Accrued expenses and other liabilities	859,948	903,022
Derivative financial instruments	46,801	47,464
Customer deposits	3,111,682	2,308,291
Total current liabilities	7,072,942	4,854,873
Long-term debt	7,646,988	6,350,937
Other long-term liabilities	497,705	452,813
Total liabilities	15,217,635	11,658,623
Commitments and contingencies (Note 9)
Redeemable noncontrolling interest	537,770	—
Shareholders’ equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 235,808,807 and 235,198,901 shares issued, September 30, 2018 and December 31, 2017, respectively)	2,358	2,352
Paid-in capital	3,425,810	3,390,117
Retained earnings	10,093,892	9,022,405
Accumulated other comprehensive loss	(230,580)	(334,265)
Treasury stock (26,830,765 and 21,861,308 common shares at cost, September 30, 2018 and December 31, 2017, respectively)	(1,953,345)	(1,378,306)
Total shareholders’ equity	11,338,135	10,702,303
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$27,093,540	$22,360,926
The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Nine Months Ended September 30,
	2018	2017
Operating Activities
Net income	$1,495,339	$1,337,094
Adjustments:
Depreciation and amortization	753,529	710,836
Impairment losses	33,651	—
Net deferred income tax (benefit) expense	(2,926)	516
Gain (loss) on derivative instruments not designated as hedges	41,397	(56,836)
Share-based compensation expense	63,420	52,469
Equity investment income	(168,232)	(120,359)
Amortization of debt issuance costs	31,656	37,562
Gain on sale of property and equipment	—	(30,902)
Gain on sale of unconsolidated affiliate	(13,680)	—
Recognition of deferred gain	(21,794)	—
Changes in operating assets and liabilities:
(Increase) decrease in trade and other receivables, net	(17,141)	16,245
Increase in inventories	(21,760)	(6,131)
(Increase) decrease in prepaid expenses and other assets	(76,471)	10,211
Increase in accounts payable	35,433	77,436
Increase in accrued interest	45,735	46,748
(Decrease) increase in accrued expenses and other liabilities	(15,856)	12,870
Increase in customer deposits	349,230	256,855
Dividends received from unconsolidated affiliates	241,697	107,267
Other, net	(6,243)	2,720
Net cash provided by operating activities	2,746,984	2,454,601
Investing Activities
Purchases of property and equipment	(2,509,127)	(387,335)
Cash received on settlement of derivative financial instruments	74,008	57,004
Cash paid on settlement of derivative financial instruments	(50,891)	—
Investments in and loans to unconsolidated affiliates	(15,194)	—
Cash received on loans to unconsolidated affiliates	49,501	31,633
Proceeds from the sale of property and equipment	—	230,000
Proceeds from the sale of unconsolidated affiliate	13,215	—
Acquisition of Silversea Cruises, net of cash acquired	(916,135)	—
Other, net	(3,989)	(9,313)
Net cash used in investing activities	(3,358,612)	(78,011)
Financing Activities
Debt proceeds	6,626,295	3,682,000
Debt issuance costs	(54,775)	(25,987)
Repayments of debt	(5,833,602)	(5,598,198)
Proceeds from issuance of commercial paper notes	2,165,991	—
Repayments of commercial paper notes	(1,171,000)	—
Purchases of treasury stock	(575,039)	(124,999)
Dividends paid	(381,465)	(309,162)
Proceeds from exercise of common stock options	4,206	2,499
Other, net	(14,857)	4,137
Net cash provided by (used in) financing activities	765,754	(2,369,710)
Effect of exchange rate changes on cash	(19,417)	467
Net increase in cash and cash equivalents	134,709	7,347
Cash and cash equivalents at beginning of period	120,112	132,603
Cash and cash equivalents at end of period	$254,821	$139,950
Supplemental Disclosure
Cash paid during the period for:
Interest, net of amount capitalized	$154,231	$147,789
Non-cash Investing Activities
Contingent consideration for the acquisition of Silversea Cruises	$44,000	$—
The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
As used in this Quarterly Report on Form 10-Q, the terms “Royal Caribbean,” the “Company,” “we,” “our” and “us” refer to Royal Caribbean Cruises Ltd. and, depending on the context, Royal Caribbean Cruises Ltd.’s consolidated subsidiaries and/or affiliates. The terms “Royal Caribbean International,” “Celebrity Cruises,” “Azamara Club Cruises” and "Silversea Cruises" refer to our wholly-owned or majority owned global cruise brands. Throughout this report, we also refer to regional brands in which we hold an ownership interest, including “TUI Cruises,” “Pullmantur” and “SkySea Cruises.” However, because these regional brands are unconsolidated investments, our operating results and other disclosures herein do not include these brands unless otherwise specified. In accordance with cruise vacation industry practice, the term “berths” is determined based on double occupancy per cabin even though many cabins can accommodate three or more passengers. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017, including the audited consolidated financial statements and related notes included therein.
This Quarterly Report on Form 10-Q also includes trademarks, trade names and service marks of other companies.  Use or display by us of other parties’ trademarks, trade names or service marks is not intended to and does not imply a relationship with, or endorsement or sponsorship of us by, these other parties other than as described herein.
Note 1. General
Description of Business
We are a global cruise company. As of September 30, 2018, we control and operate four global cruise brands: Royal Caribbean International, Celebrity Cruises, Azamara Club Cruises and, most recently, Silversea Cruises (collectively, our "Global Brands").
We also own a 50% joint venture interest in the German brand TUI Cruises, a 49% interest in the Spanish brand Pullmantur and a 37% interest in the Chinese brand SkySea Cruises (collectively, our "Partner Brands"). We account for our investments in our Partner Brands under the equity method of accounting.
On July 31, 2018, we acquired a 66.7% equity stake in Silversea Cruise Holding Ltd. ("Silversea Cruises"), an ultra-luxury and expedition cruise line with nine ships operating on all seven continents, from Silversea Cruises Group Ltd. ("SCG") for $1.02 billion in cash and contingent consideration. Refer to Note 3. Business Combination for further information on the Silversea Cruises acquisition.
In March 2018, we and Ctrip.com International Ltd. ("Ctrip") announced the decision to end the Skysea Holding International Ltd. ("Skysea Holding") venture. Skysea Holding plans to cease business operations by the end of 2018. Skysea Holding has entered into an agreement to sell the Golden Era, the ship operated by SkySea Cruises and owned by a wholly owned subsidiary of Skysea Holding, to an affiliate of TUI AG, our joint venture partner in TUI Cruises, and the sale is expected to close in December 2018. Refer to Note 7. Other Assets for further information regarding our investment in SkySea Holding.
Basis for Preparation of Consolidated Financial Statements
The unaudited consolidated financial statements are presented pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, these statements include all adjustments necessary for a fair statement of the results of the interim periods reported herein. Adjustments consist only of normal recurring items, except for any items discussed in the notes below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted as permitted by such rules and regulations. Estimates are required for the preparation of financial statements in accordance with GAAP and actual results could differ from these estimates. Refer to Note 2. Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of our significant accounting policies.
All significant intercompany accounts and transactions are eliminated in consolidation. We consolidate entities over which we have control, usually evidenced by a direct ownership interest of greater than 50%, and variable interest entities where we are determined to be the primary beneficiary. Refer to Note 7. Other Assets for further information regarding our variable interest entities. We consolidate the operating results of Silversea Cruises on a three-month reporting lag to allow for more timely preparation of our consolidated financial statements. No material events or other transactions involving Silversea Cruises have occurred from July 31, 2018, the Silversea Cruises acquisition date, through September 30, 2018 that would require further disclosure or adjustment to our consolidated financial statements as of and for the quarter and nine months ended September 30, 2018. For affiliates we do not control but over which we have significant influence with respect to their financial and operating policies, usually evidenced by a direct ownership interest ranging from 20% to 50%, the investment is accounted for using the equity method.
Note 2. Summary of Significant Accounting Policies
Adoption of Accounting Pronouncements
On January 1, 2018, we adopted the guidance codified in Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, and applied the guidance to all contracts using the modified retrospective method. The new standard converged wide-ranging revenue recognition concepts and requirements that lead to diversity in application for particular industries and transactions into a single revenue standard containing comprehensive principles for recognizing revenue. The cumulative effect of applying the newly issued guidance was not material and accordingly there was no adjustment made to our retained earnings upon adoption on January 1, 2018. We do not expect the newly issued guidance to have a material impact on our consolidated financial statements on an ongoing basis. Due to the adoption of ASC 606, we currently present prepaid commissions as an asset within Prepaid expenses and other assets. In addition, we have reclassified prepaid commissions of $64.6 million from Customer deposits to Prepaid expenses and other assets in our consolidated balance sheet as of December 31, 2017. Refer to Note 5. Revenues for disclosures with respect to our revenue recognition policies.
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
On January 1, 2018, we adopted the guidance in ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, that was issued to simplify and align the financial reporting of hedging relationships to the economic results of an entity’s risk management activities. We adopted the amended guidance using the modified retrospective approach. Adoption of the guidance allowed us to modify the designated risk in our fair value interest rate hedges to the benchmark interest rate component, resulting in changes to the cumulative and ongoing fair value measurement for the hedged debt. Upon adoption, we also elected to hedge the contractually specified components of our commodities purchase contracts. For our cash flow hedges, there will be no periodic measurement or recognition of ineffectiveness. For all hedges, the earnings effect of the hedging instrument will be reported in the same period and in the same income statement line item in which the earnings effect of the hedged item is reported. As a result of the adoption of this guidance, we recorded a cumulative-effect adjustment to reduce retained earnings as of January 1, 2018 by $16.9 million. The cumulative-effect adjustment includes an increase to the debt carrying value of $14.4 million for our fair value interest rate hedges as of January 1, 2018, which reflects the cumulative fair value measurement change to debt at adoption resulting from the modified designated risk, and an increase to other comprehensive income of $2.5 million, which represents an increase to the deferred gain on active cash flow hedges at adoption. Additionally, the new standard requires modifications to existing presentation and disclosure requirements on a prospective basis. As such, certain disclosures for the quarter and nine months ended September 30, 2018 conform to these disclosure requirements. Refer to Note 11. Changes in Accumulated Other Comprehensive Income (Loss) and Note 12. Fair Value Measurements and Derivative Instruments for additional information.
Recent Accounting Pronouncements
Leases
In February 2016, amended GAAP guidance was issued to increase the transparency and comparability of lease accounting among organizations. For leases with a term greater than 12 months, the amendments require the lease rights and obligations arising from the leasing arrangements, including operating leases, to be recognized as assets and liabilities on the balance sheet. The amendments also expand the required disclosures surrounding leasing arrangements. The guidance will be effective for financial statements issued for fiscal years beginning after December 15, 2018 and interim periods within those years. Early adoption is permitted. The amended guidance requires the use of a modified retrospective approach in applying the new lease accounting standard and originally required an entity to apply the standard at the beginning of the earliest period presented in the financial statements. In July 2018, updated guidance was issued which provides an additional and optional transition method that allows entities to initially apply the standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. While we are still evaluating the transition method of adoption, we expect to elect this optional transition method and recognize the cumulative impact of adoption in the opening balance of retained earnings as of January 1, 2019.

Additionally, we are currently evaluating the impact of adopting this guidance. In our evaluation, we have identified the contracts that provide an explicit right to use an asset and qualify as a leasing arrangement under the new guidance. We are currently evaluating certain contractual arrangements to determine if they contain an implicit or embedded right to use an asset that would qualify as a leasing arrangement under the new guidance. Upon implementation of the guidance, we expect an increase to both the assets and liabilities on our consolidated balance sheet to reflect the lease rights and obligations arising from our operating lease arrangements. In addition, we expect to include additional qualitative and quantitative disclosures regarding our leasing arrangements as required by the guidance.
Change in Accounting Principle - Stock-based Compensation
In January 2018, we elected to change our accounting policy for recognizing stock-based compensation expense from the graded attribution method to the straight-line attribution method for time-based stock awards. The adoption of the straight-line attribution method for time-based stock awards represents a change in accounting principle which we believe to be preferable because it is the predominant method used in our industry. A change in accounting principle requires retrospective application, if material. The impact of the adoption of the straight-line attribution method to our time-based awards was immaterial to prior periods and is expected to be immaterial for our fiscal year ended December 31, 2018. As a result, we have accounted for this change in accounting principle in our consolidated results for the nine months ended September 30, 2018. The effect of this change was an increase to net income of $9.2 million, or $0.04 per share for each of basic and diluted earnings per share, for the nine months ended September 30, 2018, which is reported within Marketing, selling and administrative expenses in our consolidated statements of comprehensive income (loss).
Note 3. Business Combination
On July 31, 2018, we acquired a 66.7% equity stake in Silversea Cruises, an ultra-luxury and expedition cruise line. Silversea Cruises enhances our presence in the ultra-luxury and expedition markets and provides us with an opportunity to drive long-term capacity growth in these markets.
The purchase price consisted of $1.02 billion in cash, net of assumed liabilities, and contingent consideration that can range from zero up to a maximum of approximately 472,000 shares of our common stock, and is payable upon achievement of certain 2019-2020 performance metrics by Silversea Cruises. The fair value of the contingent consideration at the acquisition date was $44.0 million and is recorded within Other liabilities in our consolidated balance sheets. Subsequent changes in the fair value of the contingent consideration will be recorded in our results of operations in the period of the change. Refer to Note 12. Fair Value Measurements and Derivative Instruments for further information on the valuation of the contingent consideration.
To finance a portion of the purchase price, we entered into and drew in full on a $700 million credit agreement. Refer to Note 8. Debt for further information on the credit agreement. The remainder of the transaction consideration was financed through the use of our revolving credit facilities.
We have accounted for this transaction under the provisions of ASC 805, Business Combinations. The purchase price for the Silversea Cruises acquisition was allocated based on preliminary estimates of the fair value of assets acquired and liabilities assumed at the acquisition date, with the excess allocated to goodwill. Goodwill is not deductible for tax purposes and consisted primarily of the opportunity to expand our cruise operations in strategic growth areas.
For reporting purposes, beginning with our fourth quarter 2018, we will include Silversea Cruises’ results of operations on a three-month reporting lag from the acquisition date through September 30, 2018. We have included Silversea Cruises' balance sheet as of the acquisition date in our consolidated balance sheet as of September 30, 2018. Refer to Note 1. General for further information on this three-month reporting lag.

The following table summarizes the purchase price allocation based on preliminary estimated fair value of the assets acquired and liabilities assumed related to the Silversea Cruises acquisition. We have not finalized the allocation of the purchase price as it requires extensive use of accounting estimates and valuation methodologies in the determination of such fair values.

(in thousands)
Assets
Cash and cash equivalents	$103,865
Trade and other receivables, net	5,640
Inventories	19,004
Prepaid expenses and other assets(1)	119,920
Derivative financial instruments	2,886
Property and equipment, net(2)	1,109,467
Goodwill	1,086,539
Other assets(3)	494,657
Total assets acquired	2,941,978
Liabilities
Current portion of long-term debt(4)	26,851
Accounts payable	36,960
Accrued interest	1,773
Accrued expenses and other liabilities	80,571
Customer deposits	453,798
Long-term debt(4)	727,935
Other long-term liabilities	12,320
Total liabilities assumed	1,340,208
Redeemable noncontrolling interest	537,770
Total purchase price	$1,064,000

(1)	Amount includes $32.0 million of cash held as collateral with credit card processors.

(2)
Property and equipment, net includes two ships under capital lease agreements amounting to $140.0 million. The respective capital lease liabilities are reported within Long-term debt. Refer to Note 8. Debt for further information on the capital lease financing arrangements.

(3)	Amount includes $490.8 million of intangible assets. Refer to Note 4. Goodwill and Intangible Assets for further information on the intangible assets acquired.

(4)	Refer to Note 8. Debt for further information on long-term debt assumed.
In connection with the acquisition of Silversea Cruises, we recorded a redeemable noncontrolling interest of $537.8 million due to the put options held by SCG. The put options may require us to purchase SCG's remaining interest, or 33.3% of Silversea Cruises, upon the occurrence or nonoccurence of certain future events that are not solely within our control. At the acquisition date, the estimated fair value of the redeemable noncontrolling interest is based on 33.3% of Silversea Cruises' equity value, which was determined based on the transaction price paid for 66.7% of Silversea Cruises. As of September 30, 2018, SCG's interest is presented as Redeemable noncontrolling interest and is classified outside of shareholders' equity in our consolidated balance sheets. Additionally, the noncontrolling interest will be subject to contractual accretion requirements.
Similar to our other ship-operating and vessel-owning subsidiaries, Silversea Cruises is currently exempt from U.S. corporate tax on U.S. source income from the international operation of ships pursuant to Section 883 of the Internal Revenue Code. Additionally, the deferred tax liability recognized in connection with the acquisition of Silversea Cruises was not material to our consolidated financial statements and there were no Net Operating Losses recognized as of September 30, 2018.
For the quarter and nine months ended September 30, 2018, our results of operations included transaction-related costs of $25.9 million and $30.6 million, respectively, which were included primarily within Marketing, selling and administrative expenses in our consolidated statements of comprehensive income (loss).
Pro-forma financial results relating to the Silversea Cruises acquisition are not presented, as this acquisition is not material to our consolidated results of operations.

Note 4. Goodwill and Intangible Assets
The carrying amount of goodwill attributable to each of our Royal Caribbean International, Celebrity Cruises and Silversea Cruises reporting units and the changes in such balances as of September 30, 2018 were as follows (in thousands):

	Royal Caribbean International	Celebrity Cruises	Silversea Cruises	Total
Balance at December 31, 2017	$286,880	$1,632	$—	$288,512
Goodwill attributable to the acquisition of Silversea Cruises(1)	—	—	1,086,539	1,086,539
Foreign currency translation adjustment	(128)	—	—	(128)
Balance at September 30, 2018	$286,752	$1,632	$1,086,539	$1,374,923

(1)	Refer to Note 3. Business Combination for further information on the Silversea Cruises acquisition.
Intangible assets acquired in the Silversea Cruises acquisition were as follows:

	Fair Value at Acquisition Date (in thousands)	Weighted Average Amortization Period
Silversea Cruises trade name	$349,500	Indefinite-life
Customer relationships	97,400	15 years
Galapagos operating license	32,300	26 years
Other finite-life intangible assets	11,560	2 years
Total intangible assets	$490,760
Intangible assets are reported within Other assets in our consolidated balance sheets. As of September 30, 2018 and December 31, 2017, intangible assets, excluding those related to the Silversea Cruises acquisition, were not material.
The estimated future amortization for finite-life intangible assets related to the Silversea Cruises acquisition for each of the next five years is as follows (in thousands):

Year
Remainder of 2018	$2,253
2019	$13,516
2020	$12,552
2021	$7,736
2022	$7,736
2023	$7,736
Note 5. Revenues
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
Passenger ticket revenues include charges to our guests for port costs that vary with passenger head counts. These type of port costs, along with port costs that do not vary by passenger head counts, are included in our operating expenses. The amounts of port costs charged to our guests and included within Passenger ticket revenues on a gross basis were $174.1 million and $135.9 million for the quarters ended September 30, 2018 and 2017, respectively, and $462.2 million and $413.7 million for the nine months ended September 30, 2018 and 2017, respectively.

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
Disaggregated Revenues
The following table disaggregates our total revenues by geographic regions where we provide cruise itineraries (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues by itinerary
North America(1)	$1,450,119	$1,325,432	$4,061,545	$3,923,704
Asia/Pacific(2)	235,374	284,574	1,051,551	1,111,321
Europe(3)	968,952	826,524	1,566,351	1,294,354
Other regions	28,948	26,254	207,764	186,204
Total revenues by itinerary	2,683,393	2,462,784	6,887,211	6,515,583
Other revenues(4)	112,794	106,760	274,337	257,795
Total revenues	$2,796,187	$2,569,544	$7,161,548	$6,773,378

(1)	Includes the United States, Canada, Mexico and the Caribbean.

(2)
Includes Southeast Asia (e.g., Singapore, Thailand and the Philippines), East Asia (e.g., China and Japan), South Asia (e.g., India and Pakistan) and Oceania (e.g., Australia and Fiji Islands) regions.

(3)	Includes European countries (e.g., Nordics, Germany, France, Italy, Spain and the United Kingdom).

(4)
Includes revenues primarily related to cancellation fees, vacation protection insurance and pre- and post-cruise tours. Amounts also include revenues related to our bareboat charter, procurement and management related services we perform on behalf of our unconsolidated affiliates. Refer to Note 7. Other Assets for more information on our unconsolidated affiliates.

Passenger ticket revenues are attributed to geographic areas based on where the reservation originates. For the quarters ended September 30, 2018 and 2017, our guests were sourced from the following areas:

	Quarter Ended September 30,
	2018	2017
Passenger ticket revenues:
United States	59%	56%
United Kingdom	13%	13%
China	7%	10%
All other countries (1)	21%	21%
For the nine months ended September 30, 2018 and 2017, our guests were sourced from the following areas:

	Nine Months Ended September 30,
	2018	2017
Passenger ticket revenues:
United States	60%	60%
United Kingdom	10%	9%
All other countries (1)	30%	31%

(1)	No other individual country's revenue exceeded 10% for the quarters and nine months ended September 30, 2018 and 2017.

Customer Deposits and Contract Liabilities
Our payment terms generally require an upfront deposit to confirm a reservation, with the balance due prior to the cruise. Deposits received on sales of passenger cruises are initially recorded as Customer deposits in our consolidated balance sheets and subsequently recognized as passenger ticket revenues during the duration of the cruise. ASC 606 defines a “contract liability” as an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration from the customer. We do not consider customer deposits to be a contract liability until the customer no longer retains the unilateral right, resulting from the passage of time, to cancel such customer's reservation and receive a full refund. Customer deposits presented in our consolidated balance sheets include contract liabilities of $1.8 billion and $1.4 billion as of September 30, 2018 and December 31, 2017, respectively. Substantially all of our contract liabilities as of December 31, 2017 were recognized and reported within Total revenues in our consolidated statement of comprehensive income (loss) for the nine months ended September 30, 2018.
Contract Receivables and Contract Assets
Although we generally require full payment from our customers prior to their cruise, we grant credit terms to a relatively small portion of our revenue source in select markets outside of the United States. As a result, we have outstanding receivables from passenger cruise contracts in those markets. We also have receivables from credit card merchants for cruise ticket purchases and goods and services sold to guests during cruises that are collected before, during or shortly after the cruise voyage. In addition, we have receivables due from concessionaires onboard our vessels. These receivables are included within Trade and other receivables, net in our consolidated balance sheets. We have contract assets that are conditional rights to consideration for satisfying the construction services performance obligations under a service concession arrangement. As of September 30, 2018 and December 31, 2017, our contract assets were $58.4 million and $60.1 million, respectively, and were included within Other assets in our consolidated balance sheets. Given the short duration of our cruises and our collection terms, we do not have any other significant contract assets.
Assets Recognized from the Costs to Obtain a Contract with a Customer
Prepaid travel agent commissions are an incremental cost of obtaining contracts with customers that we recognize as an asset and include within Prepaid expenses and other assets in our consolidated balance sheets. Prepaid travel agent commissions were $134.0 million and $64.6 million as of September 30, 2018 and December 31, 2017, respectively. Substantially all of our prepaid travel agent commissions at December 31, 2017 were expensed and reported within Commissions, transportation and other in our consolidated statements of comprehensive income (loss) for the nine months ended September 30, 2018.
Note 6. Earnings Per Share
A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income for basic and diluted earnings per share	$810,391	$752,842	$1,495,339	$1,337,094
Weighted-average common shares outstanding	209,054	214,694	211,099	214,882
Dilutive effect of stock-based awards and stock options	874	1,130	874	1,023
Diluted weighted-average shares outstanding	209,928	215,824	211,973	215,905
Basic earnings per share	$3.88	$3.51	$7.08	$6.22
Diluted earnings per share	$3.86	$3.49	$7.05	$6.19

There were no antidilutive shares for the quarters and nine months ended September 30, 2018 and 2017.
Note 7. Other Assets
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

We have determined that TUI Cruises GmbH, our 50%-owned joint venture, which operates the brand TUI Cruises, is a VIE. As of September 30, 2018, the net book value of our investment in TUI Cruises was $550.7 million, primarily consisting of $370.4 million in equity and a loan of €154.6 million, or approximately $179.5 million based on the exchange rate at September 30, 2018. As of December 31, 2017, the net book value of our investment in TUI Cruises was $624.5 million, primarily consisting of $422.8 million in equity and a loan of €166.5 million, or approximately $199.8 million based on the exchange rate at December 31, 2017. The loan, which was made in connection with the sale of Splendour of the Seas in April 2016, accrues interest at a rate of 6.25% per annum and is payable over 10 years. This loan is 50% guaranteed by TUI AG, our joint venture partner in TUI Cruises, and is secured by a first priority mortgage on the ship. The majority of these amounts were included within Other assets in our consolidated balance sheets.
In addition, we and TUI AG have each guaranteed the repayment by TUI Cruises of 50% of a bank loan. As of September 30, 2018, the outstanding principal amount of the loan was €39.6 million, or approximately $46.0 million based on the exchange rate at September 30, 2018. In April 2018, Mein Schiff 1 was sold to an affiliate of TUI AG. The proceeds were used to repay €44.2 million of the bank loan and secure the release of the first mortgage on Mein Schiff 1. The loan amortizes quarterly and is currently secured by a first mortgage on Mein Schiff 2. Based on current facts and circumstances, we do not believe potential obligations under our guarantee of this bank loan are probable. In addition to our guarantee of the bank loan, TUI Cruises has various ship construction and financing agreements which include certain restrictions on each of our and TUI AG’s ability to reduce our current ownership interest in TUI Cruises below 37.55% through May 2031.
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
In March 2009, we sold Celebrity Galaxy to TUI Cruises for €224.4 million, or $290.9 million, to serve as the original Mein Schiff 1. Due to the related party nature of this transaction, the gain on the sale of the ship of $35.9 million was deferred and being recognized over the remaining life of the ship which was estimated to be 23 years. As mentioned above, in April 2018, TUI Cruises sold the original Mein Schiff 1 and as a result we accelerated the recognition of the remaining balance of the deferred gain, which was $21.8 million. This amount is included within Other income (expense) in our consolidated statements of comprehensive income (loss) for the nine months ended September 30, 2018.
We have determined that Pullmantur Holdings S.L. ("Pullmantur Holdings"), in which we have a 49% noncontrolling interest, is a VIE for which we are not the primary beneficiary, as we do not have the power to direct the activities that most significantly impact the entity's economic performance. Accordingly, we do not consolidate this entity and we account for this investment under the equity method of accounting. As of September 30, 2018, our maximum exposure to loss in Pullmantur Holdings was $59.2 million consisting of loans and other receivables. As of December 31, 2017, our maximum exposure to loss in Pullmantur Holdings was $53.7 million consisting of loans and other receivables. These amounts were included within Trade and other receivables, net and Other assets in our consolidated balance sheets.
We have provided a non-revolving working capital facility to a Pullmantur Holdings subsidiary in the amount of up to €15.0 million or approximately $17.4 million based on the exchange rate at September 30, 2018. Proceeds of the facility, which may be drawn through December 2018, will bear interest at the rate of 6.5% per annum and are payable through 2022. Springwater Capital LLC, 51% owner of Pullmantur Holdings, has guaranteed repayment of 51% of the outstanding amounts under the facility. As of September 30, 2018, €7.5 million, or approximately $8.7 million, based on the exchange rate at September 30, 2018, was outstanding under this facility.
We have determined that Grand Bahama Shipyard Ltd. (“Grand Bahama”), a ship repair and maintenance facility in which we have a 40% noncontrolling interest, is a VIE. This facility serves cruise and cargo ships, oil and gas tankers and offshore units.  We utilize this facility, among other ship repair facilities, for our regularly scheduled drydocks and certain emergency repairs as may be required. During the quarter and nine months ended September 30, 2018, we made payments of $17.3 million and $41.6 million respectively, to Grand Bahama for ship repair and maintenance services. During the quarter and nine months ended September 30, 2017, we made payments of $1.9 million and $7.5 million, respectively, to Grand Bahama for ship repair and maintenance services. We have determined that we are not the primary beneficiary of this facility as we do not have the power to direct the activities that most significantly impact the facility’s economic performance. Accordingly, we do not consolidate this entity and we account for this investment under the equity method of accounting. As of September 30, 2018, the net book value of our investment in Grand Bahama was $55.9 million, consisting of $40.7 million in equity and a loan of $15.2 million. As of December 31, 2017, the net book value of our investment in Grand Bahama was $49.4 million, consisting of $32.4 million in equity and a loan of $17.0 million. These amounts represent our maximum exposure to loss related to our investment in Grand Bahama. Our loan to Grand Bahama matures in March 2025 and bears interest at the lower of (i) LIBOR plus 3.50% and (ii) 5.5%.

Interest payable on the loan is due on a semi-annual basis. We have experienced strong payment performance on the loan since its amendment in 2016, and as a result completed an evaluation and review of the loan resulting in a reclassification of the loan to accrual status as of October 2017. During both the quarters ended September 30, 2018 and 2017, no payments were received. During the nine months ended September 30, 2018, we received principal and interest payments of $14.2 million and during the nine months ended September 30, 2017, we received principal payments of $4.2 million. The loan balance is included within Other assets in our consolidated balance sheets. The loan is currently accruing interest under the effective yield method, which includes the recognition of previously unrecognized interest that accumulated while the loan was in non-accrual status.
We monitor credit risk associated with the loan through our participation on Grand Bahama’s board of directors along with our review of Grand Bahama’s financial statements and projected cash flows. Based on this review, we believe the risk of loss associated with the outstanding loan is not probable as of September 30, 2018.
We have determined that Skysea Holding, in which we currently have a 37% noncontrolling interest, is a VIE for which we are not the primary beneficiary, as we do not have the power to direct the activities that most significantly impact the entity's economic performance. Accordingly, we do not consolidate this entity and we account for this investment under the equity method of accounting. In December 2014, we and Ctrip, which also owns 37% of Skysea Holding, each provided a debt facility to a wholly owned subsidiary of Skysea Holding in the amount of $80.0 million, with an applicable interest rate of 6.5% per annum, which originally matured in January 2030. The facilities, which are pari passu to each other, are each 100% guaranteed by Skysea Holding and are secured by first priority mortgages on the ship, Golden Era. Due to payment performance, the loans were classified to non-accrual status in 2017.
In March 2018, Skysea Holding's board of directors agreed to exit the business given increasing challenges faced by the brand. Skysea Holding plans to cease business operations by the end of 2018 and has entered into an agreement to sell the Golden Era to an affiliate of TUI AG, our joint venture partner in TUI Cruises, which is expected to close December 2018.
We review our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. Given SkySea Holding’s planned dissolution and sale of Golden Era, we reviewed the recoverability of our investment, debt facility and other receivables due from the brand. As a result of this analysis, we determined that our investment in SkySea Holding and the carrying value of our debt facility and other receivables due from the brand were impaired as of March 31, 2018 and recognized an impairment charge of $23.3 million. The charge reflected a full impairment of our investment in SkySea Holding and reduced the debt facility and other receivables due to us to their net realizable value as of March 31, 2018. This impairment charge was recognized in Other income (expense) within our consolidated statements of comprehensive income (loss) for the nine months ended September 30, 2018. Refer to Note 12. Fair Value Measurements and Derivative Instruments for further information on the fair value calculation of the debt facility.
As of September 30, 2018, the net book value of our investment in Skysea Holding and its subsidiaries was $63.8 million, consisting of the net book value of the $80.0 million debt facility, its related accrued interest and other receivables due from Skysea Holding. Due to the expected sale of Golden Era in December of 2018, the amount was included within Trade and other receivables, net in our consolidated balance sheets and represents our maximum exposure to loss related to our investment in Skysea Holding as of September 30, 2018. As of December 31, 2017, the net book value of our investment in Skysea Holding and its subsidiaries was $96.0 million, which consisted of $4.4 million in equity and loans and other receivables of $91.6 million. The majority of these amounts were included within Other assets in our consolidated balance sheets and represented our maximum exposure to loss related to our investment in Skysea Holding as of December 31, 2017.
The following tables set forth information regarding our investments accounted for under the equity method of accounting, including the entities discussed above (in thousands):

	Quarter Ended September 30, 2018	Quarter Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Share of equity income from investments	$95,169	$85,120	$168,232	$120,359
Dividends received	$82,755	$49,865	$241,697	$107,267

	As of September 30, 2018	As of December 31, 2017
Total notes receivable due from equity investments	$267,837	$314,323
Less-current portion(1)	80,189	38,658
Long-term portion(2)	$187,648	$275,665

(1)	Included within Trade and other receivables, net in our consolidated balance sheets.

(2)	Included within Other assets in our consolidated balance sheets.
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

	Quarter Ended September 30, 2018	Quarter Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Revenues	$12,170	$14,054	$40,400	$39,987
Expenses	$1,735	$3,770	$8,643	$11,503
Note 8. Debt
In June 2018, we entered into a credit agreement for the financing of a portion of the purchase price payable for the Silversea Cruises acquisition. This agreement made available to us an unsecured U.S. dollar denominated term loan with a maximum aggregate principal amount of $700 million. On July 31, 2018, we closed on the Silversea Cruises acquisition and subsequently drew in full on this credit agreement. The loan is due in July 2019 and we are required to prepay the loan with the proceeds of certain debt issuances prior to maturity. Interest on the loan accrues at a floating rate based on LIBOR plus a margin that varies with our credit rating and which is currently 1.00%.
Upon our acquisition of Silversea Cruises, we recorded, at a fair value of $672.0 million, 7.25% senior secured notes with a principal amount of $620 million due February 2025, in accordance with ASC 805. The notes were issued by Silversea Cruise Finance Ltd., a wholly owned subsidiary of Silversea Cruises, and are guaranteed and secured by substantially all of the assets of Silversea Cruises and a number of its subsidiaries, subject to certain exceptions. Refer to Note 3. Business Combination for further information on the Silversea Cruises acquisition.
In June 2018, we established a commercial paper program pursuant to which we may issue short-term unsecured notes from time to time in an aggregate amount of up to $1.2 billion. The interest rate for the commercial paper notes varies based on duration, market conditions and our credit ratings. The maturities of the commercial paper notes can vary, but cannot exceed 397 days from the date of issuance. We intend to use the proceeds from our commercial paper notes for general corporate purposes. The commercial paper issued is backstopped by our revolving credit facilities. As of September 30, 2018, we had $1.0 billion of commercial paper notes outstanding with a weighted average interest rate of 2.73% and a weighted average maturity of approximately 32 days.
In March 2018, we took delivery of Symphony of the Seas. We had previously entered into a financing arrangement for the United States dollar financing of this ship in January 2015. Through the financing arrangement, we had the right, but not the obligation, to satisfy the obligations to be incurred upon delivery and acceptance of the vessel under the shipbuilding contract by assuming through a novation agreement, at delivery and acceptance, the debt indirectly incurred by the shipbuilder during the construction of the ship. We borrowed a total of $1.2 billion under our previously committed unsecured term loan, which includes the execution of the novation to satisfy a portion of our final obligation under our shipbuilding agreement. The loan amortizes semi-annually over 12 years and bears interest at a fixed rate of 3.82%. In our consolidated statement of cash flows for the nine months ended September 30, 2018, the acceptance of the ship and satisfaction of our obligation under the shipbuilding contract was classified as an outflow and constructive disbursement within Investing Activities while the amounts novated and effectively advanced from our lender under our previously committed unsecured term loan were classified as an inflow and constructive receipt within Financing Activities.
In March 2018, we entered into and drew in full on a credit agreement in the amount of $130.0 million due February 2023. The loan accrues interest at a floating rate of LIBOR plus an applicable margin. The applicable margin varies with our debt rating and was 1.195% as of September 30, 2018. Amounts from the issuance of this loan were used for capital expenditures.
Capital Leases
Silversea Cruises operates two ships, the Silver Whisper and Silver Explorer, under capital leases. The capital lease for the Silver Whisper will expire in 2022, subject to an option to purchase the ship, and the capital lease for the Silver Explorer will expire in 2021, subject to an option to extend the lease for up to an additional six years. The total aggregate amount of the finance lease obligations recorded for these ships at the acquisition date was $82.8 million with remaining net future minimum annual lease payments of $18.8 million. The lease payments on the Silver Whisper are subject to adjustments based on the LIBOR rate. Refer to Note 3. Business Combination for further information regarding the balance sheet allocation on the assets acquired and liabilities assumed in the Silversea Cruises acquisition.

Note 9. Commitments and Contingencies
Ship Purchase Obligations
Our future capital commitments consist primarily of new ship orders. As of September 30, 2018, we had two Quantum-class ships, one Oasis-class ship and two ships of a new generation of ships, known as our Icon-class, on order for our Royal Caribbean International brand with an aggregate capacity of approximately 25,300 berths. Additionally, as of September 30, 2018, we have four ships of a new generation of ships, known as our Edge-class, and a ship designed for the Galapagos Islands on order for our Celebrity Cruises brand with an aggregate capacity of approximately 12,300 berths. Furthermore, as of September 30, 2018, we have two ships on order for our Silversea Cruises brand with an aggregate capacity of approximately 1,100 berths.
As of September 30, 2018, the aggregate cost of our ships on order, not including any ships on order by our Partner Brands, was $12.2 billion, of which we had deposited $656.8 million. Approximately 54.3% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at September 30, 2018. Refer to Note 12. Fair Value Measurements and Derivative Instruments for further information.
As of September 30, 2018, the total ships on order and their aggregate costs, mentioned above, do not include the ship order placed by Silversea Cruises during the reporting lag period.
Litigation
On September 24, 2018, a proposed class-action lawsuit was filed by Roger and Maureen Carretta against Royal Caribbean Cruises Ltd. d/b/a Royal Caribbean International in the United States District Court for the Southern District of Florida relating to the marketing and sales of our Travel Protection Program. The plaintiffs purport to represent an alleged class of passengers who purchased the Travel Protection Program. The complaint alleges that the Company concealed that it received “kickbacks,” in the form of undisclosed commissions on the sale of the travel insurance portion of the product from an underwriter, and allegedly improperly bundled Travel Insurance Policies with non-insurance products. The complaint seeks damages in an indeterminate amount. We believe we have meritorious defenses to the claims and that any liability which may arise because of this action will not have a material impact on our consolidated financial statements.
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
Note 10. Shareholders’ Equity
In September 2018, we declared a cash dividend on our common stock of $0.70 per share, which was paid in October 2018. During both first and second quarters of 2018, we declared a cash dividend on our common stock of $0.60 per share, which was paid in April 2018 and July 2018, respectively. During the first quarter of 2018, we also paid a cash dividend on our common stock of $0.60 per share, which was declared during the fourth quarter of 2017.
During the third quarter of 2017, we declared a cash dividend on our common stock of $0.60 per share, which was paid in October 2017. During both first and second quarters of 2017, we declared a cash dividend on our common stock of $0.48 per share which, was paid in April 2017 and July 2017, respectively. During the first quarter of 2017, we also paid a cash dividend on our common stock of $0.48 per share, which was declared during the fourth quarter of 2016.

In May 2018, our board of directors authorized a 24-month common stock repurchase program for up to $1.0 billion. The timing and number of shares to be repurchased will depend on a variety of factors, including price and market conditions. Repurchases under the program may be made at management's discretion from time to time on the open market or through privately negotiated transactions. During the second and third quarters of 2018, we repurchased 1.3 million and 1.5 million shares of our common stock under this program, respectively, for a total of $137.5 million and $162.5 million, respectively, in open market transactions that were recorded within Treasury stock in our consolidated balance sheets. As of September 30, 2018, we have approximately $700.0 million that remains available for future stock repurchase transactions under our Board authorized program.
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
Note 11. Changes in Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2018 and 2017 (in thousands):

	Accumulated Other Comprehensive Income (Loss) for the Nine Months Ended September 30, 2018				Accumulated Other Comprehensive Income (Loss) for the Nine Months Ended September 30, 2017
	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated comprehensive loss at beginning of the year	$(250,355)	$(33,666)	$(50,244)	$(334,265)	$(820,850)	$(28,083)	$(67,551)	$(916,484)
Other comprehensive income (loss) before reclassifications	106,505	5,863	(13,840)	98,528	230,341	(7,130)	14,210	237,421
Amounts reclassified from accumulated other comprehensive loss	4,071	1,086	—	5,157	151,319	850	—	152,169
Net current-period other comprehensive income (loss)	110,576	6,949	(13,840)	103,685	381,660	(6,280)	14,210	389,590
Ending balance	$(139,779)	$(26,717)	$(64,084)	$(230,580)	$(439,190)	$(34,363)	$(53,341)	$(526,894)
The following table presents reclassifications out of accumulated other comprehensive income (loss) for the quarters and nine months ended September 30, 2018 and 2017 (in thousands):

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
Details About Accumulated Other Comprehensive Income (Loss) Components	Quarter Ended September 30, 2018	Quarter Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	Affected Line Item in Statements of Comprehensive Income (Loss)
Gain (loss) on cash flow derivative hedges:
Interest rate swaps	$(1,395)	$(7,860)	$(10,371)	$(24,580)	Interest expense, net of interest capitalized
Foreign currency forward contracts	(3,157)	(2,710)	(9,625)	(8,130)	Depreciation and amortization expenses
Foreign currency forward contracts	(835)	(1,512)	13,808	(9,187)	Other income (expense)
Foreign currency collar options	—	(602)	—	(1,806)	Depreciation and amortization expenses
Fuel swaps	466	1,758	658	6,533	Other income (expense)
Fuel swaps	4,548	(32,386)	1,459	(114,149)	Fuel
	(373)	(43,312)	(4,071)	(151,319)
Amortization of defined benefit plans:
Actuarial loss	(372)	(293)	(1,086)	(850)	Payroll and related
	(372)	(293)	(1,086)	(850)
Total reclassifications for the period	$(745)	$(43,605)	$(5,157)	$(152,169)

Note 12. Fair Value Measurements and Derivative Instruments
Fair Value Measurements
The estimated fair value of our financial instruments that are not measured at fair value, categorized based upon the fair value hierarchy, are as follows (in thousands):

	Fair Value Measurements at September 30, 2018 Using					Fair Value Measurements at December 31, 2017 Using
Description	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Cash and cash equivalents(4)	$254,821	$254,821	$254,821	$—	$—	$120,112	$120,112	$120,112	$—	$—
Total Assets	$254,821	$254,821	$254,821	$—	$—	$120,112	$120,112	$120,112	$—	$—
Liabilities:
Long-term debt (including current portion of long-term debt)(5)	$9,041,183	$9,495,498	$—	$9,495,498	$—	$7,506,312	$8,038,092	$—	$8,038,092	$—
Total Liabilities	$9,041,183	$9,495,498	$—	$9,495,498	$—	$7,506,312	$8,038,092	$—	$8,038,092	$—
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
(3) Inputs that are unobservable. The Company did not use any Level 3 inputs as of September 30, 2018 and December 31, 2017.
(4) Consists of cash and marketable securities with original maturities of less than 90 days.
(5) Consists of unsecured revolving credit facilities, senior notes, senior debentures and term loans. These amounts do not include our capital lease obligations or commercial paper.

Other Financial Instruments
The carrying amounts of accounts receivable, accounts payable, accrued interest, accrued expenses and commercial paper approximate fair value at September 30, 2018 and December 31, 2017.
Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2018 Using				Fair Value Measurements at December 31, 2017 Using
Description	Total	Level 1(1)	Level 2(2)	Level 3(3)	Total	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Derivative financial instruments(4)	$324,483	$—	$324,483	$—	$320,385	$—	$320,385	$—
Investments(5)	—	—	—	—	3,340	3,340	—	—
Total Assets	$324,483	$—	$324,483	$—	$323,725	$3,340	$320,385	$—
Liabilities:
Derivative financial instruments(6)	$103,349	$—	$103,349	$—	$115,961	$—	$115,961	$—
Contingent consideration (7)	44,000	—	—	44,000	—	—	—	—
Total Liabilities	$147,349	$—	$103,349	$44,000	$115,961	$—	$115,961	$—

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

(3)	Inputs that are unobservable. The Company did not use any Level 3 inputs as of December 31, 2017.

(4)	Consists of foreign currency forward contracts, interest rate swaps and fuel swaps. Refer to the “Fair Value of Derivative Instruments” table for breakdown by instrument type.

(5)	Consists of exchange-traded equity securities and mutual funds reported within Other assets in our consolidated balance sheets.

(6)	Consists of foreign currency forward contracts, interest rate swaps and fuel swaps. Refer to the “Fair Value of Derivative Instruments” table for breakdown by instrument type.

(7)
The contingent consideration related to the Silversea Cruises acquisition was estimated by applying a Monte-Carlo simulation method using our closing stock price along with significant inputs not observable in the market, including the probability of achieving the milestones and estimated future operating results. The Monte-Carlo simulation is a generally accepted statistical technique used to generate a defined number of valuation paths in order to develop a reasonable estimate of fair value. Refer to Note 3. Business Combination for further information on the Silversea Cruises acquisition.

The reported fair values are based on a variety of factors and assumptions. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of September 30, 2018 or December 31, 2017, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.
The following table presents information about the fair value of our equity method investment and note and other receivables due related to SkySea Holding, further discussed in Note 7. Other Assets, recorded at fair value on a nonrecurring basis (in thousands):

	Fair Value Measurements at September 30, 2018 Using
Description	Total Carrying Amount	Total Fair Value	Level 3	Total Impairment
Equity-method investment - SkySea Holding (1)	$—	$—	$—	$509
Debt facility and other receivables due from Skysea Holding (2)	63,837	63,837	63,837	22,834
Total	$63,837	$63,837	$63,837	$23,343

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

(2)
We estimated the fair value of our debt facility and other receivables due from Skysea Holding based on the fair value of the collateral of the debt facility, Skysea Holding's ship, Golden Era, as of March 31, 2018, the date of the last impairment test, adjusted for foreign exchange rates as of September 30,

2018. We believe this amount estimates fair value as of September 30, 2018. The fair value of the Golden Era represents the net realizable value based on the agreed upon sale price of the ship, which is expected to be completed in December 2018. For further information on the Skysea Holding impairment, refer to Note 7. Other Assets.
We have master International Swaps and Derivatives Association (“ISDA”) agreements in place with our derivative instrument counterparties. These ISDA agreements generally provide for final close out netting with our counterparties for all positions in the case of default or termination of the ISDA agreement. We have determined that our ISDA agreements provide us with rights of setoff on the fair value of derivative instruments in a gain position and those in a loss position with the same counterparty. We have elected not to offset such derivative instrument fair values in our consolidated balance sheets.
See Credit Related Contingent Features for further discussion on contingent collateral requirements for our derivative instruments.
The following table presents information about the Company’s offsetting of financial assets under master netting agreements with derivative counterparties (in thousands):

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of September 30, 2018				As of December 31, 2017
	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$324,483	$(90,439)	$—	$234,044	$320,385	$(104,751)	$—	$215,634
Total	$324,483	$(90,439)	$—	$234,044	$320,385	$(104,751)	$—	$215,634
The following table presents information about the Company’s offsetting of financial liabilities under master netting agreements with derivative counterparties (in thousands):

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of September 30, 2018				As of December 31, 2017
	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Pledged	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$(103,349)	$90,439	$—	$(12,910)	$(115,961)	$104,751	$—	$(11,210)
Total	$(103,349)	$90,439	$—	$(12,910)	$(115,961)	$104,751	$—	$(11,210)
Concentrations of Credit Risk
We monitor our credit risk associated with financial and other institutions with which we conduct significant business and, to minimize these risks, we select counterparties with credit risks acceptable to us and we seek to limit our exposure to an individual counterparty. Credit risk, including but not limited to counterparty nonperformance under derivative instruments, our credit facilities and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions, insurance companies and export credit agencies many of which we have long-term relationships with and which have credit risks acceptable to us or where the credit risk is spread out among a large number of counterparties. As of September 30, 2018 and December 31, 2017, we had counterparty credit risk exposure under our derivative instruments of $234.9 million and $212.8 million, respectively, which were limited to the cost of replacing the contracts in the event of non-performance by the counterparties to the contracts, the majority of which are currently our lending banks. We do not anticipate nonperformance by any of our significant counterparties. In addition, we have established guidelines we follow regarding credit ratings and instrument maturities to maintain safety and liquidity. We do not normally require collateral or other security to support credit relationships; however, in certain circumstances this option is available to us.

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
Interest Rate Risk
Our exposure to market risk for changes in interest rates primarily relates to our debt obligations including future interest payments. At September 30, 2018 and December 31, 2017, approximately 57.2% and 57.4%, respectively, of our debt was effectively fixed. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense.
Market risk associated with our fixed rate debt is the potential increase in fair value resulting from a decrease in interest rates. We use interest rate swap agreements that effectively convert a portion of our fixed-rate debt to a floating-rate basis to manage this risk. At September 30, 2018 and December 31, 2017, we maintained interest rate swap agreements on the following fixed-rate debt instruments:

Debt Instrument	Swap Notional as of September 30, 2018 (In thousands)	Maturity	Debt Fixed Rate	Swap Floating Rate: LIBOR plus	All-in Swap Floating Rate as of September 30, 2018
Oasis of the Seas term loan	$122,500	October 2021	5.41%	3.87%	6.39%
Unsecured senior notes	650,000	November 2022	5.25%	3.63%	5.95%
	$772,500

These interest rate swap agreements are accounted for as fair value hedges.
Market risk associated with our long-term floating rate debt is the potential increase in interest expense from an increase in interest rates. We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage this risk. At September 30, 2018 and December 31, 2017, we maintained interest rate swap agreements on the following floating-rate debt instruments:

Debt Instrument	Swap Notional as of September 30, 2018 (In thousands)	Maturity	Debt Floating Rate		All-in Swap Fixed Rate
Celebrity Reflection term loan	$354,521	October 2024	LIBOR plus	0.40%	2.85%
Quantum of the Seas term loan	520,625	October 2026	LIBOR plus	1.30%	3.74%
Anthem of the Seas term loan	543,750	April 2027	LIBOR plus	1.30%	3.86%
Ovation of the Seas term loan	691,667	April 2028	LIBOR plus	1.00%	3.16%
Harmony of the Seas term loan (1)	671,038	May 2028	EURIBOR plus	1.15%	2.26%
	$2,781,601

(1)
Interest rate swap agreements hedging the Euro-denominated term loan for Harmony of the Seas include EURIBOR zero-floor matching the hedged debt EURIBOR zero-floor. Amount presented is based on the exchange rate as of September 30, 2018.

These interest rate swap agreements are accounted for as cash flow hedges.
The notional amount of interest rate swap agreements related to outstanding debt as of September 30, 2018 and December 31, 2017 was $3.6 billion and $3.8 billion, respectively.
Foreign Currency Exchange Rate Risk
Derivative Instruments
Our primary exposure to foreign currency exchange rate risk relates to our ship construction contracts denominated in Euros, our foreign currency denominated debt and our international business operations. We enter into foreign currency forward contracts, to manage portions of the exposure to movements in foreign currency exchange rates. As of September 30, 2018, the aggregate cost of our ships on order, not including any ships on order by our Partner Brands and the ship order placed by Silversea Cruises during the reporting lag period, was $12.2 billion, of which we had deposited $656.8 million. At September 30, 2018 and December 31, 2017, approximately 54.3% and 54.0%, respectively, of the aggregate cost of the ships under construction was exposed to fluctuations in the Euro exchange rate. The majority of our foreign currency forward contracts, collar options and cross currency swap agreements are accounted for as cash flow, fair value or net investment hedges depending on the designation of the related hedge.
On a regular basis, we enter into foreign currency forward contracts and, from time to time, we utilize cross-currency swap agreements to minimize the volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than our functional currency or the functional currencies of our foreign subsidiaries. During the third quarter of 2018, we maintained an average of approximately $790.8 million of these foreign currency forward contracts. These instruments are not designated as hedging instruments. For the quarters ended September 30, 2018 and 2017, changes in the fair value of the foreign currency forward contracts resulted in a (loss) gain of $(12.1) million and $22.0 million, respectively. For the nine months ended September 30, 2018 and 2017, changes in the fair value of the foreign currency forward contracts resulted in a (loss) gain of $(43.4) million and $57.1 million, respectively. These amounts were recognized in earnings within Other income (expense) in our consolidated statements of comprehensive income (loss).
We consider our investments in our foreign operations to be denominated in relatively stable currencies and to be of a long-term nature. As of September 30, 2018, we maintained foreign currency forward contracts and designated them as hedges of a portion of our net investments primarily in TUI Cruises of €101.0 million, or approximately $117.3 million based on the exchange rate at September 30, 2018. These forward currency contracts mature in October 2021.
The notional amount of outstanding foreign exchange contracts, excluding the forward contracts entered into to minimize remeasurement volatility, as of September 30, 2018 and December 31, 2017 was $4.0 billion and $4.6 billion, respectively.
Non-Derivative Instruments
We also address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries’ and investments’ functional currencies and designating it as a hedge of these subsidiaries and investments. We had designated debt as a hedge of our net investments primarily in TUI Cruises of €284.0 million, or approximately $329.8 million, as of September 30, 2018. As of December 31, 2017, we had designated debt as a hedge of our net investments in TUI Cruises of €246.0 million, or approximately $295.3 million.

Fuel Price Risk
Our exposure to market risk for changes in fuel prices relates primarily to the consumption of fuel on our ships. We use fuel swap agreements to mitigate the financial impact of fluctuations in fuel prices.
Our fuel swap agreements are generally accounted for as cash flow hedges. At September 30, 2018, we have hedged the variability in future cash flows for certain forecasted fuel transactions occurring through 2022. As of September 30, 2018 and December 31, 2017, we had the following outstanding fuel swap agreements:

	Fuel Swap Agreements
	As of September 30, 2018	As of December 31, 2017
	(metric tons)
2018	192,200	673,700
2019	758,600	668,500
2020	609,100	531,200
2021	303,000	224,900
2022	80,500	—

	Fuel Swap Agreements
	As of September 30, 2018	As of December 31, 2017
	(% hedged)
Projected fuel purchases:
2018	54%	50%
2019	51%	46%
2020	39%	36%
2021	18%	14%
2022	5%	—
At September 30, 2018 and December 31, 2017, $79.4 million and $(23.7) million, respectively, of estimated unrealized net gain (loss) associated with our cash flow hedges pertaining to fuel swap agreements were expected to be reclassified to earnings from Accumulated other comprehensive loss within the next twelve months. Reclassification is expected to occur as the result of fuel consumption associated with our hedged forecasted fuel purchases.

The fair value and line item caption of derivative instruments recorded within our consolidated balance sheets were as follows (in thousands):

	Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of September 30, 2018	As of December 31, 2017	Balance Sheet Location	As of September 30, 2018	As of December 31, 2017
		Fair Value	Fair Value		Fair Value	Fair Value
Derivatives designated as hedging instruments under ASC 815-20(1)
Interest rate swaps	Other assets	$58,135	$7,330	Other long-term liabilities	$51,674	$46,509
Foreign currency forward contracts	Derivative financial instruments	14,063	68,352	Derivative financial instruments	37,269	—
Foreign currency forward contracts	Other assets	53,981	158,879	Other long-term liabilities	4,161	6,625
Fuel swaps	Derivative financial instruments	84,015	13,137	Derivative financial instruments	3,848	38,488
Fuel swaps	Other assets	104,066	51,265	Other long-term liabilities	689	13,411
Total derivatives designated as hedging instruments under 815-20		314,260	298,963		97,641	105,033
Derivatives not designated as hedging instruments under ASC 815-20
Foreign currency forward contracts	Derivative financial instruments	$1,008	$9,945	Derivative financial instruments	$70	$2,933
Foreign currency forward contracts	Other assets	760	2,793	Other long-term liabilities	23	1,139
Fuel swaps	Derivative financial instruments	7,847	7,886	Derivative financial instruments	5,614	6,043
Fuel swaps	Other Assets	608	798	Other long-term liabilities	1	813
Total derivatives not designated as hedging instruments under 815-20		10,223	21,422		5,708	10,928
Total derivatives		$324,483	$320,385		$103,349	$115,961

(1)	Accounting Standard Codification 815-20 “Derivatives and Hedging.”

The location and amount of gain or (loss) recognized in income on fair value and cash flow hedging relationships were as follows (in thousands):

	Quarter Ended September 30, 2018				Quarter Ended September 30, 2017
	Fuel Expense	Depreciation and Amortization Expenses	Interest Income (Expense)	Other Income (Expense)	Fuel Expense	Depreciation and Amortization Expenses	Interest Income (Expense)	Other Income (Expense)
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$182,415	$259,923	$(80,679)	$(3,832)	$160,752	$240,150	$(68,540)	$(1,226)
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	n/a	n/a	$2,124	—	n/a	n/a	—	$1,013
Derivatives designated as hedging instruments	n/a	n/a	$(3,512)	—	n/a	n/a	$600	$(545)
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income (loss) into income	n/a	n/a	$(1,395)	n/a	n/a	n/a	$(7,860)	n/a
Commodity contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income (loss) into income	$4,548	n/a	n/a	$466	$(32,386)	n/a	n/a	$1,758
Foreign exchange contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income (loss) into income	n/a	$(3,157)	n/a	$(835)	n/a	$(3,312)	n/a	$(1,512)

	Nine Months Ended September 30, 2018				Nine Months Ended September 30, 2017
	Fuel Expense	Depreciation and Amortization Expenses	Interest Income (Expense)	Other Income (Expense)	Fuel Expense	Depreciation and Amortization Expenses	Interest Income (Expense)	Other Income (Expense)
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$515,065	$753,529	$(209,590)	$5,923	$508,914	$710,836	$(213,426)	$(6,546)
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	n/a	n/a	$18,680	—	n/a	n/a	—	$(841)
Derivatives designated as hedging instruments	n/a	n/a	$(21,392)	—	n/a	n/a	$2,642	$3,275
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into income	n/a	n/a	$(10,371)	n/a	n/a	n/a	$(24,580)	n/a
Commodity contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into income	$1,459	n/a	n/a	$658	$(114,149)	n/a	n/a	$6,533
Foreign exchange contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into income	n/a	$(9,625)	n/a	$13,808	n/a	$(9,936)	n/a	$(9,187)

The carrying value and line item caption of non-derivative instruments designated as hedging instruments recorded within our consolidated balance sheets were as follows (in thousands):

		Carrying Value
Non-derivative instrument designated as hedging instrument under ASC 815-20	Balance Sheet Location	As of September 30, 2018	As of December 31, 2017
Foreign currency debt	Current portion of long-term debt	$78,746	$70,097
Foreign currency debt	Long-term debt	251,063	225,226
		$329,809	$295,323
The effect of derivative instruments qualifying and designated as hedging instruments and the related hedged items in fair value hedges on the consolidated statements of comprehensive income (loss) was as follows (in thousands):

Derivatives and Related Hedged Items under ASC 815-20 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative and Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative				Amount of Gain (Loss) Recognized in Income on Hedged Item
		Quarter Ended September 30, 2018	Quarter Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	Quarter Ended September 30, 2018	Quarter Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Interest rate swaps	Interest expense, net of interest capitalized	$(3,512)	$600	$(21,392)	$2,642	$2,124	$—	$18,680	$—
Interest rate swaps	Other income (expense)	—	(545)	—	3,275	—	1,013	—	(841)
		$(3,512)	$55	$(21,392)	$5,917	$2,124	$1,013	$18,680	$(841)
The fair value and line item caption of derivative instruments recorded within our consolidated balance sheets for the cumulative basis adjustment for fair value hedges were as follows (in thousands):

Line Item in the Statement of Financial Position Where the Hedged Item is Included	Carrying Amount of the Hedged Liabilities		Cumulative amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
	As of September 30, 2018	As of December 31, 2017	As of September 30, 2018	As of December 31, 2017
Current portion of long-term debt and Long-term debt	$728,659	$749,155	$(38,772)	$(34,813)
	$728,659	$749,155	$(38,772)	$(34,813)

The effect of derivative instruments qualifying and designated as cash flow hedging instruments on the consolidated financial statements was as follows (in thousands):

Derivatives under ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Loss) on Derivative				Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
	Quarter Ended September 30, 2018	Quarter Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017		Quarter Ended September 30, 2018	Quarter Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Interest rate swaps	$10,166	$(3,154)	$56,223	$(24,703)	Interest expense, net of interest capitalized	$(1,395)	$(7,860)	$(10,371)	$(24,580)
Foreign currency forward contracts	(35,397)	122,211	(133,360)	221,861	Depreciation and amortization expenses	(3,157)	(2,710)	(9,625)	(8,130)
Foreign currency forward contracts	—	—	—	—	Other income (expense)	(835)	(1,512)	13,808	(9,187)
Foreign currency collar options	—	—	—	—	Depreciation and amortization expenses	—	(602)	—	(1,806)
Fuel swaps	—	—	—	—	Other income (expense)	466	1,758	658	6,533
Fuel swaps	61,805	67,878	183,642	33,183	Fuel	4,548	(32,386)	1,459	(114,149)
	$36,574	$186,935	$106,505	$230,341		$(373)	$(43,312)	$(4,071)	$(151,319)
The table below represents amounts excluded from the assessment of effectiveness for our net investment hedging instruments for which the difference between changes in fair value and periodic amortization is recorded in accumulated other comprehensive income (loss) (in thousands):

Gain (Loss) Recognized in Income (Net Investment Excluded Components)	Nine Months Ended September 30, 2018
Net inception fair value at January 1, 2018	$(11,335)
Amount of gain recognized in income on derivatives for the period ended September 30, 2018	2,232
Amount of loss remaining to be amortized in accumulated other comprehensive loss, as of September 30, 2018	(2,609)
Fair value at September 30, 2018	$(11,712)
The effect of non-derivative instruments qualifying and designated as net investment hedging instruments on the consolidated financial statements was as follows (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)
Non-derivative instruments under ASC 815-20 Net Investment Hedging Relationships	Quarter Ended September 30, 2018	Quarter Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Foreign Currency Debt	$1,700	$7,949	$9,309	$34,206
	$1,700	$7,949	$9,309	$34,206
There was no amount recognized in income (ineffective portion and amount excluded from effectiveness testing) for the quarters and nine months ended September 30, 2018 and 2017.
The effect of derivatives not designated as hedging instruments on the consolidated financial statements was as follows (in thousands):

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments under ASC 815-20	Location of Gain (Loss) Recognized in Income on Derivatives	Quarter Ended September 30, 2018	Quarter Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Foreign currency forward contracts	Other income (expense)	$(12,097)	$21,951	$(43,356)	$57,019
Fuel swaps	Other income (expense)	(28)	(175)	155	(255)
Fuel swaps	Fuel	478	—	1,804	—
		$(11,647)	$21,776	$(41,397)	$56,764

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
The amount of collateral required to be posted following such event will change as, and to the extent, our net liability position increases or decreases by more than the applicable minimum call amount. If our credit rating for our senior unsecured debt is subsequently equal to or above BBB- by Standard & Poor’s or Baa3 by Moody’s, then any collateral posted at such time will be released to us and we will no longer be required to post collateral unless we meet the collateral trigger requirement at the next fifth-year anniversary. At September 30, 2018, five of our interest rate derivative instruments had reached their fifth anniversary; however, our senior unsecured debt credit rating was Baa2 by Moody’s and BBB- by Standard & Poor’s and, accordingly, we were not required to post any collateral as of such date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Concerning Forward-Looking Statements
The discussion under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance (including our expectations for the fourth quarter and full year of 2018 and our earnings and yield estimates for 2018 set forth under the heading "Outlook" below), business and industry prospects or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. Words such as "anticipate," "believe," "could," "estimate," "expect," "goal," "intend," "may," "plan," "project," "seek," "should," "will," "driving" and similar expressions are intended to further identify any of these forward-looking statements. Forward-looking statements reflect management's current expectations but they are based on judgments and are inherently uncertain. Furthermore, they are subject to risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q and, in particular, the risks discussed under the caption "Risk Factors" in Part II, Item 1A herein.
All forward-looking statements made in this Quarterly Report on Form 10-Q speak only as of the date of this document.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
The discussion and analysis of our financial condition and results of operations is organized to present the following:

•	a review of our financial presentation, including discussion of certain operational and financial metrics we utilize to assist us in managing our business;

•	a discussion of our results of operations for the quarter and nine months ended September 30, 2018 compared to the same periods in 2017;

•	a discussion of our business outlook, including our expectations for selected financial items for the fourth quarter and full year of 2018; and

•	a discussion of our liquidity and capital resources, including our future capital and contractual commitments and potential funding sources.

Critical Accounting Policies
Business Combinations
We account for business combinations in accordance with ASC 805, Business Combinations, by applying the acquisition method of accounting. The acquisition method of accounting requires that we record the assets acquired and liabilities assumed, and the noncontrolling interest, if any, at their respective fair values at the acquisition date. Goodwill is recognized as the excess of the purchase price over the fair value of the net assets acquired. Significant estimates and assumptions are made by management to value such assets and liabilities based on third party valuations such as appraisals or internal valuations based on discounted cash flow analyses or other valuation techniques. Although we believe that those estimates and assumptions are reasonable and appropriate, they are inherently uncertain and subject to change. If during the measurement period (not to exceed one year), additional information is obtained about facts and circumstances that existed as of the acquisition date related to the fair value of the assets acquired and liabilities assumed, we may adjust our estimates to account for subsequent adjustments to the provisional amounts recognized at the acquisition date, resulting in an offsetting adjustment to the goodwill associated with the business acquired.
Uncertain tax positions and tax-related valuation allowances are initially established in connection with a business combination as of the acquisition date. We continue to collect information and reevaluate these estimates and assumptions quarterly. We will record any adjustments to our preliminary estimates to goodwill, provided that we are within the one-year measurement period.
Any contingent consideration is estimated at fair value at the acquisition date. Liability-classified contingent consideration is remeasured each reporting period, with changes in fair value recognized in earnings until the contingent consideration is settled.
For a discussion of our other critical accounting policies, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report on Form 10-K for the year ended December 31, 2017.
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
The use of certain significant non-GAAP measures, such as Net Yields, Net Cruise Costs and Net Cruise Costs Excluding Fuel, allows us to perform capacity and rate analysis to separate the impact of known capacity changes from other less predictable changes which affect our business. We believe these non-GAAP measures provide expanded insight to measure revenue and cost performance in addition to the standard GAAP based financial measures. There are no specific rules or regulations for determining non-GAAP and Constant Currency measures, and as such, they may not be comparable to other companies within the industry.
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
Results of Operations
Summary
Net income and Adjusted Net Income for the third quarter of 2018 were $810.4 million and $836.3 million, or $3.86 and $3.98 per share on a diluted basis, respectively, compared to both net income and Adjusted Net Income of $752.8 million, or $3.49 per share on a diluted basis, respectively, for the third quarter of 2017.
Net income and Adjusted Net Income for the nine months ended September 30, 2018 were $1.5 billion and $1.6 billion, or $7.05 and $7.32 per share on a diluted basis, respectively, compared to both net income and Adjusted Net Income of $1.3 billion, or $6.19 per share on a diluted basis for the nine months ended September 30, 2017.
Significant items for the quarter and nine months ended September 30, 2018 include:

•
Total revenues, excluding the effect of changes in foreign currency exchange rates, increased $249.1 million and $349.4 million for the quarter and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017. The increase for the quarter ended September 30, 2018 was primarily due to an increase in capacity. The increase for the nine months ended September 30, 2018 was primarily due to higher pricing on our Europe and Asia/Pacific sailings and an increase in capacity.

•
The effect of changes in foreign currency exchange rates related to our passenger ticket and onboard and other revenue transactions, denominated in currencies other than the United States dollar, resulted in a decrease in total revenues of

$22.5 million for the quarter ended September 30, 2018 and an an increase of $38.7 million for the nine months ended September 30, 2018, compared to the same periods in 2017.

•
Total cruise operating expenses, excluding the effect of changes in foreign currency exchange rates, increased $98.3 million and $136.3 million for the quarter and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017. The increases were primarily due to the increase in capacity. Additionally, for the nine months ended September 30, 2018, the increase was due to the gain of $30.9 million recognized on the sale of Legend of the Seas in March 2017 that did not recur in 2018.

•
The effect of changes in foreign currency exchange rates related to our cruise operating expenses, denominated in currencies other than the United States dollar, resulted in a decrease in total operating expenses of $5.2 million for the quarter ended September 30, 2018 and an increase of $14.6 million for the nine months ended September 30, 2018, compared to the same periods in 2017.

•
In April 2018, TUI Cruises, our 50% joint venture, took delivery of a new Mein Schiff 1 and also sold the original Mein Schiff 1 to an affiliate of TUI AG. Due to the sale of the original Mein Schiff 1, we recognized a gain of $21.8 million for the nine months ended September 30, 2018 related to our deferred gain from the 2009 sale of this ship to TUI cruises. Refer to Note 7. Other Assets to our consolidated financial statements for further information.

•
On July 31, 2018, we acquired a 66.7% equity stake in Silversea Cruises, an ultra-luxury and expedition cruise line with nine ships operating on all seven continents, for $1.02 billion in cash and contingent consideration payable upon achievement of certain 2019-2020 performance metrics by Silversea Cruises. Refer to Note 3. Business Combination to our consolidated financial statements for further information.

•
For the nine months ended September 30, 2018, we recognized an impairment loss of $23.3 million related to the Skysea Holding investment, debt facility and other receivables due, which is reported within Other income (expense) within our consolidated statements of comprehensive income (loss). Refer to Note 7. Other Assets to our consolidated financial statements for further discussion on the impairment.

Other Items

•
In March 2018, we took delivery of Symphony of the Seas. To finance the purchase, we borrowed $1.2 billion under a previously committed unsecured term loan. Refer to Note 8. Debt to our consolidated financial statements for further information. The ship entered service at the end of the first quarter of 2018.

•	In March 2018, we completed the purchase of Azamara Pursuit, which entered service during the third quarter of 2018.

Operating results for the quarter and nine months ended September 30, 2018 compared to the same periods in 2017 are shown in the following table (in thousands, except per share data):

	Quarter Ended September 30,				Nine months ended September 30,
	2018		2017		2018		2017
		% of Total Revenues		% of Total Revenues		% of Total Revenues		% of Total Revenues
Passenger ticket revenues	$2,042,911	73.1%	$1,893,152	73.7%	$5,141,125	71.8%	$4,892,760	72.2%
Onboard and other revenues	753,276	26.9%	676,392	26.3%	2,020,423	28.2%	1,880,618	27.8%
Total revenues	2,796,187	100.0%	2,569,544	100.0%	7,161,548	100.0%	6,773,378	100.0%
Cruise operating expenses:
Commissions, transportation and other	430,039	15.4%	409,597	15.9%	1,078,953	15.1%	1,060,176	15.7%
Onboard and other	171,028	6.1%	157,041	6.1%	412,805	5.8%	395,472	5.8%
Payroll and related	221,205	7.9%	210,764	8.2%	674,676	9.4%	636,861	9.4%
Food	133,324	4.8%	126,223	4.9%	381,349	5.3%	369,198	5.5%
Fuel	182,415	6.5%	160,752	6.3%	515,065	7.2%	508,914	7.5%
Other operating	273,353	9.8%	253,892	9.9%	838,946	11.7%	780,257	11.5%
Total cruise operating expenses	1,411,364	50.5%	1,318,269	51.3%	3,901,794	54.5%	3,750,878	55.4%
Marketing, selling and administrative expenses	325,167	11.6%	273,637	10.6%	975,451	13.6%	874,957	12.9%
Depreciation and amortization expenses	259,923	9.3%	240,150	9.3%	753,529	10.5%	710,836	10.5%
Operating Income	799,733	28.6%	737,488	28.7%	1,530,774	21.4%	1,436,707	21.2%
Other income (expense):
Interest income	5,831	0.2%	4,693	0.2%	26,662	0.4%	16,756	0.2%
Interest expense, net of interest capitalized	(86,510)	(3.1)%	(73,233)	(2.9)%	(236,252)	(3.3)%	(230,182)	(3.4)%
Equity investment income	95,169	3.4%	85,120	3.3%	168,232	2.3%	120,359	1.8%
Other (expense) income	(3,832)	(0.1)%	(1,226)	—%	5,923	0.1%	(6,546)	(0.1)%
	10,658	0.4%	15,354	0.6%	(35,435)	(0.5)%	(99,613)	(1.5)%
Net Income	$810,391	29.0%	$752,842	29.3%	$1,495,339	20.9%	$1,337,094	19.7%
Diluted Earnings per Share	$3.86		$3.49		$7.05		$6.19

Adjusted Net Income and Adjusted Earnings per Share were calculated as follows (in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Income	$810,391	$752,842	$1,495,339	$1,337,094
Adjusted Net income	836,299	752,842	1,551,278	1,337,094
Net Adjustments to Net Income - Increase	$25,908	$—	$55,939	$—
Adjustments to Net Income:
Impairment loss related to Skysea Holding(1)	$—	$—	$23,343	$—
Impairment and other costs related to exit of tour operations business(2)	—	—	11,255	—
Transaction costs related to Silversea Cruises acquisition(3)	25,908	—	30,579	—
Impact of change in accounting principle(4)	—	—	(9,238)	—
Net Adjustments to Net Income - Increase	$25,908	$—	$55,939	$—

Basic:
Earnings per Share	$3.88	$3.51	$7.08	$6.22
Adjusted Earnings per Share	$4.00	$3.51	$7.35	$6.22

Diluted:
Earnings per Share	$3.86	$3.49	$7.05	$6.19
Adjusted Earnings per Share	$3.98	$3.49	$7.32	$6.19

Weighted-Average Shares Outstanding:
Basic	209,054	214,694	211,099	214,882
Diluted	209,928	215,824	211,973	215,905

(1)	Refer to Note 7. Other Assets to our consolidated financial statements for information on the impairment loss related to Skysea Holding.

(2)
In 2014, we created a tour operations business that focused on developing, marketing and selling land based tours around the world through an e-commerce platform. During the second quarter of 2018, we decided to cease operations and exit this business. As a result, we incurred exit costs, primarily consisting of fixed asset impairment charges and severance expense.

(3)	Refer to Note 3. Business Combination to our consolidated financial statements for information on the Silversea Cruises acquisition.

(4)
In January 2018, we elected to change our accounting policy for recognizing stock-based compensation expense from the graded attribution method to the straight-line attribution method for time-based stock awards. Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements for further information.

Selected statistical information is shown in the following table:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018(1)	2017	2018(1)	2017
Passengers Carried	1,635,884	1,512,363	4,501,890	4,371,235
Passenger Cruise Days	11,103,471	10,189,900	30,942,320	30,100,035
APCD	9,923,690	9,214,470	28,242,132	27,646,779
Occupancy	111.9%	110.6%	109.6%	108.9%

(1)
These amounts do not include Silversea Cruises due to the three-month reporting lag. Refer to Note 1. General and Note 3. Business Combination to our consolidated financial statements for more information on the three-month reporting lag and on the Silversea Cruises acquisition.

Gross Yields and Net Yields were calculated as follows (in thousands, except APCD and Yields):

	Quarter Ended September 30,			Nine Months Ended September 30,
	2018	2018 On a Constant Currency Basis	2017	2018	2018 On a Constant Currency Basis	2017
Passenger ticket revenues	$2,042,911	$2,063,294	$1,893,152	$5,141,125	$5,108,688	$4,892,760
Onboard and other revenues	753,276	755,348	676,392	2,020,423	2,014,128	1,880,618
Total revenues	2,796,187	2,818,642	2,569,544	7,161,548	7,122,816	6,773,378
Less:
Commissions, transportation and other	430,039	433,532	409,597	1,078,953	1,073,614	1,060,176
Onboard and other	171,028	171,499	157,041	412,805	411,974	395,472
Net Revenues	$2,195,120	$2,213,611	$2,002,906	$5,669,790	$5,637,228	$5,317,730

APCD	9,923,690	9,923,690	9,214,470	28,242,132	28,242,132	27,646,779
Gross Yields	$281.77	$284.03	$278.86	$253.58	$252.21	$245.00
Net Yields	$221.20	$223.06	$217.37	$200.76	$199.60	$192.35
Gross Cruise Costs, Net Cruise Costs and Net Cruise Costs Excluding Fuel were calculated as follows (in thousands, except APCD and costs per APCD):

	Quarter Ended September 30,			Nine Months Ended September 30,
	2018	2018 On a Constant Currency Basis	2017	2018	2018 On a Constant Currency Basis	2017
Total cruise operating expenses	$1,411,364	$1,416,550	$1,318,269	$3,901,794	$3,887,179	$3,750,878
Marketing, selling and administrative expenses (1) (2)	299,259	300,694	273,637	942,855	935,760	874,957
Gross Cruise Costs	1,710,623	1,717,244	1,591,906	4,844,649	4,822,939	4,625,835
Less:
Commissions, transportation and other	430,039	433,532	409,597	1,078,953	1,073,614	1,060,176
Onboard and other	171,028	171,499	157,041	412,805	411,974	395,472
Net Cruise Costs	1,109,556	1,112,213	1,025,268	3,352,891	3,337,351	3,170,187
Less:
Fuel	182,415	182,415	160,752	515,065	515,065	508,914
Net Cruise Costs Excluding Fuel	$927,141	$929,798	$864,516	$2,837,826	$2,822,286	$2,661,273

APCD	9,923,690	9,923,690	9,214,470	28,242,132	28,242,132	27,646,779
Gross Cruise Costs per APCD	$172.38	$173.04	$172.76	$171.54	$170.77	$167.32
Net Cruise Costs per APCD	$111.81	$112.08	$111.27	$118.72	$118.17	$114.67
Net Cruise Costs Excluding Fuel per APCD	$93.43	$93.69	$93.82	$100.48	$99.93	$96.26

(1)
For the nine months ended September 30, 2018, the amount does not include the impact of the change in accounting principle of $9.2 million related to the recognition of stock-based compensation expense and the impairment and other costs related to the exit of our tour operations business of $11.3 million. Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements for further information on the change in an accounting principle.

(2)	For the quarter and nine months ended September 30, 2018, the amounts do not include transaction costs related to the Silversea Cruises acquisition of $25.9 million and $30.6 million, respectively.

2018 Outlook
The Company does not make predictions about fuel pricing, interest rates or currency exchange rates but does provide guidance about its future business activities. On October 25, 2018, we announced the following full year and fourth quarter 2018 guidance based on the then current fuel pricing, interest rates and currency exchange rates:
Full Year 2018 (1)

	As Reported	Constant Currency
Net Yields	Approx. 4.5%	4.0% to 4.5%
Net Cruise Costs per APCD	Approx. 4.0%	3.5% to 4.0%
Net Cruise Costs per APCD, Excluding Fuel	4.5% to 5.0%	Approx. 4.5%
Capacity Change	4.0%
Depreciation and Amortization	$1,032 to $1,037 million
Interest Expense, net	$298 to $303 million
Fuel Consumption (metric tons)	1,349,600
Fuel Expenses	$706 million
Percent Hedged (fwd consumption)	54%
Adjusted Earnings per Share-Diluted	$8.75 to $8.85

Fourth Quarter 2018 (1)

	As Reported	Constant Currency
Net Yields	5.5% to 6.0%	6.5% to 7.0%
Net Cruise Costs per APCD	5.0% to 5.5%	Approx. 5.5%
Net Cruise Costs per APCD, Excluding Fuel	Approx. 6.0%	6.0% to 6.5%
Capacity Change	9.7%
Depreciation and Amortization	$278 to $283 million
Interest Expense, net	$88 to $93 million
Fuel Consumption (metric tons)	354,900
Fuel Expenses	$191 million
Percent Hedged (fwd consumption)	54%
Adjusted Earnings per Share-Diluted	$1.45 to $1.50
Sensitivity (2)

Fourth Quarter 2018
1% Change in Currency	$4 million
1% Change in Net Yields	$19 million
1% Change in NCC x Fuel	$10 million
100 basis pt. Change in LIBOR	$6 million
10% Change in Fuel Prices	$10 million

(1)
The guidance above includes Silversea Cruises. Beginning with our fourth quarter of 2018, we will be consolidating Silversea Cruises’ results of operations on a three-month reporting lag from the date of acquisition through September 30, 2018, which we do not expect will be material to our results of operations for the year ended December 31, 2018.

(2)	Due to the three-month reporting lag, Silversea Cruises does not impact the sensitivity analysis above.
Volatility in foreign currency exchange rates affects the United States dollar value of our earnings. Based on our highest net exposure for each quarter and the full year 2018, the top five foreign currencies are ranked below. For example, the British Pound is expected to be the most impactful currency in the fourth quarter of 2018. Rankings for the first, second and third quarters of 2018 are based on actual results. Rankings for the fourth quarter and full year are based on estimated net exposures.

Ranking	Q1	Q2	Q3	Q4	FY 2018
1	AUD	GBP	GBP	GBP	GBP
2	CAD	AUD	CNH	AUD	AUD
3	GBP	CAD	EUR	CAD	CAD
4	CNH	CNH	CAD	EUR	CNH
5	EUR	EUR	AUD	CNH	EUR
The currency abbreviations above are defined as follows:

Currency Abbreviation	Currency
AUD	Australian Dollar
CAD	Canadian Dollar
CNH	Chinese Yuan
EUR	Euro
GBP	British Pound

Quarter Ended September 30, 2018 Compared to Quarter Ended September 30, 2017
In this section, references to 2018 refer to the quarter ended September 30, 2018 and references to 2017 refer to the quarter ended September 30, 2017.
Revenues
Total revenues for 2018 increased $226.6 million, or 8.8%, to $2.8 billion from $2.6 billion in 2017.
Passenger ticket revenues comprised 73.1% of our 2018 total revenues. Passenger ticket revenues for 2018 increased by $149.8 million, or 7.9%, from 2017. The increase was primarily due to:

•
a 7.7% increase in capacity, which increased passenger ticket revenues by $145.8 million, primarily due to the addition of Symphony of the Seas in the second quarter of 2018 and Azamara Pursuit in the third quarter of 2018. Additionally, 2017 includes the impact of canceled sailings from hurricane-related disruptions which did not recur in 2018; and

•
an increase of $24.4 million in ticket prices primarily driven by higher pricing on our Europe and China sailings and the improvement in our ticket price on a per passenger basis due to the addition of Symphony of the Seas and Azamara Pursuit, partially offset by a decrease in pricing on Caribbean sailings.

The increase in passenger ticket revenues was partially offset by an unfavorable effect of changes in foreign currency exchange rates related to our revenue transactions denominated in currencies other than the United States dollar of $20.4 million.
The remaining 26.9% of 2018 total revenues was comprised of onboard and other revenues, which increased $76.9 million, or 11.4%, to $753.3 million in 2018 from $676.4 million in 2017. The increase in onboard and other revenues was primarily due to:

•	a $50.9 million increase attributable to the 7.7% increase in capacity noted above; and

•
a $28.0 million increase in onboard revenue attributable to higher spending on a per passenger basis primarily due to our revenue enhancing initiatives, including beverage package sales and promotions, gaming initiatives and new strategies and promotions on our shore excursions, specialty restaurants and Internet services.

Onboard and other revenues included concession revenues of $86.7 million in 2018 and $87.3 million in 2017.
Cruise Operating Expenses
Total cruise operating expenses for 2018 increased $93.1 million, or 7.1%, to $1.4 billion from $1.3 billion in 2017. The increase was primarily due to:

•	the 7.7% increase in capacity noted above, which increased cruise operating expenses by $100.9 million; and

•
a $9.5 million increase in fuel expenses, excluding the impact of the increase in capacity. Our cost of fuel (net of the financial impact of fuel swap agreements) for 2018 increased 8.0% per metric ton compared to 2017.

The increase in cruise operating expenses was partially offset by:

•	a $10.8 million decrease in commission expense primarily due to an increase in direct sales and changes in commission incentives; and

•	a favorable effect of changes in foreign currency exchange rates related to our cruise operating expenses denominated in currencies other than the United States dollar of $5.2 million.
Marketing, Selling and Administrative Expenses
Marketing, selling and administrative expenses for 2018 increased $51.5 million, or 18.8%, to $325.2 million from $273.6 million in 2017. The increase was primarily due to transaction costs incurred by us related to the Silversea Cruises acquisition, which occurred in 2018, and an increase in payroll and benefits expense primarily driven by an increase in headcount and higher stock prices year over year related to our performance share awards.
Depreciation and Amortization Expenses
Depreciation and amortization expenses for 2018 increased $19.8 million, or 8.2%, to $259.9 million from $240.2 million in 2017. The increase was primarily due to the addition of Symphony of the Seas to our fleet and to a lesser extent, new shipboard additions associated with our ship upgrade projects and additions related to our shoreside projects.

Other Income (Expense)
Interest expense, net of interest capitalized for 2018 increased $13.3 million, or 18.1%, to $86.5 million from $73.2 million in 2017. The increase was primarily due to a higher average debt level compared to 2017 attributable to the financing of Symphony of the Seas and our acquisition of Silversea Cruises in 2018 and higher interest rates in 2018 compared to 2017, partially offset by an increase in capitalized interest due to our ships on order.
Equity investment income increased $10.0 million, or 11.8%, to $95.2 million in 2018 from $85.1 million in 2017 mainly due to an increase in income from TUI Cruises.
Other expense remained consistent in 2018 compared to 2017.
Gross and Net Yields
Gross and Net Yields increased 1.0% and 1.8%, respectively, in 2018 compared to 2017 primarily due to the increases in passenger ticket and onboard and other revenues, which are further discussed above. Gross and Net Yields on a Constant Currency basis increased 1.9% and 2.6%, respectively, in 2018 compared to 2017.
Gross and Net Cruise Costs
Gross and Net Cruise Costs increased 7.5% and 8.2%, respectively, in 2018 compared to 2017 primarily due to the increase in capacity further discussed above. Gross and Net Cruise Costs per APCD and Gross and Net Cruise Costs per APCD on a Constant Currency basis remained consistent in 2018 compared to 2017.
Net Cruise Costs Excluding Fuel
Net Cruise Costs Excluding Fuel per APCD and Net Cruise Costs Excluding Fuel per APCD on a Constant Currency basis remained consistent in 2018 compared to 2017.
Other Comprehensive Loss (Income)
Other comprehensive income in 2018 was $34.6 million compared to $234.1 million in 2017. The decrease of $199.5 million, or 85.2%, was primarily due to the Gain on cash flow derivative hedges in 2018 of $36.9 million compared to a Gain on cash flow derivative hedges in 2017 of $230.2 million. The decrease of $193.3 million was primarily due to a decrease in foreign currency forward contract values in 2018 compared to an increase in 2017.
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
In this section, references to 2018 refer to the nine months ended September 30, 2018 and references to 2017 refer to the nine months ended September 30, 2017.
Revenues
Total revenues for 2018 increased $388.2 million, or 5.7%, to $7.2 billion from $6.8 billion in 2017.
Passenger ticket revenues comprised 71.8% of our 2018 total revenues. Passenger ticket revenues for 2018 increased by $248.4 million, or 5.1%, from 2017. The increase was primarily due to:

•	an increase of $110.5 million in ticket prices primarily driven by higher pricing on Europe and Asia/Pacific sailings, partially offset by a decrease in pricing on Caribbean sailings;

•
a 2.2% increase in capacity, which increased passenger ticket revenues by $105.4 million, primarily due to the addition of Symphony of the Seas in the second quarter of 2018 and Azamara Pursuit in the third quarter of 2018, partially offset by the sale of Legend of the Seas in the first quarter of 2017 and additional drydock days in 2018 compared to 2017. Additionally, 2017 included the impact of canceled sailings from hurricane-related disruptions, which did not recur in 2018; and

•	a favorable effect of changes in foreign currency exchange rates related to our revenue transactions denominated in currencies other than the United States dollar of $32.4 million.
The remaining 28.2% of 2018 total revenues was comprised of onboard and other revenues, which increased $139.8 million, or 7.4%, to $2.0 billion in 2018 from $1.9 billion in 2017. The increase in onboard and other revenues was primarily due to:

•
an $85.5 million increase in onboard revenue attributable to higher spending on a per passenger basis primarily due to our revenue enhancing initiatives, including beverage package sales and promotions, gaming initiatives and new strategies and promotions on our shore excursions, specialty restaurants and Internet services;

•	a $39.6 million increase attributable to the 2.2% increase in capacity noted above;

•	an $8.4 million increase in other revenues primarily due to cancellation fees associated with non-refundable deposits; and

•
a favorable effect of changes in foreign currency exchange rates related to our onboard and other revenue transactions denominated in currencies other than the United States dollar of approximately $6.3 million.

Onboard and other revenues included concession revenues of $249.3 million in 2018 and $244.4 million in 2017.
Cruise Operating Expenses
Total cruise operating expenses for 2018 increased $150.9 million, or 4.0%, to $3.9 billion from $3.8 billion in 2017. The increase was primarily due to:

•	the 2.2% increase in capacity noted above, which increased cruise operating expenses by $81.0 million;

•	a $30.9 million gain recognized in 2017 resulting from the sale of Legend of the Seas, which did not recur in 2018;

•	a $23.8 million increase in payroll and related expenses primarily driven by changes in our gratuity structure; and

•
an unfavorable effect of changes in foreign currency exchange rates related to our cruise operating expenses denominated in currencies other than the United States dollar of approximately $14.6 million.

Marketing, Selling and Administrative Expenses
Marketing, selling and administrative expenses increased $100.5 million, or 11.5%, to $975.5 million from $875.0 million in 2017. The increase was primarily due to transaction costs incurred by us related to the Silversea Cruises acquisition and the impairment and other costs related to the exit of our tour operations business, which occurred in 2018, and an increase in payroll and benefits expense primarily driven by an increase in headcount, as well as higher spending on advertisement.
Depreciation and Amortization Expenses
Depreciation and amortization expenses for 2018 increased $42.7 million, or 6.0%, to $753.5 million from $710.8 million in 2017. The increase was primarily due to the addition of Symphony of the Seas to our fleet and to a lesser extent, new shipboard additions associated with our ship upgrade projects and additions related to our shoreside projects. The increase was partially offset by the sale of Legend of the Seas in the first quarter of 2017.
Other Income (Expense)
Interest expense, net of interest capitalized, for 2018 increased $6.1 million, or 2.6%, to $236.3 million from $230.2 million in 2017. The increase was primarily due to higher interest rates in 2018 compared to 2017 and a higher average debt level in 2018 compared to 2017 attributable to the financing of Symphony of the Seas and our acquisition of Silversea Cruises in 2018, partially offset by an increase in capitalized interest due to our ships on order.
Equity investment income increased $47.9 million, or 39.8%, to $168.2 million in 2018 from $120.4 million in 2017 mainly due to an increase in income from TUI Cruises.
Other income was $5.9 million in 2018 compared to Other expense of $6.5 million in 2017. The change of $12.5 million million was mainly due to a gain of $21.8 million in 2018 related to the recognition of the remaining balance of a deferred gain from the sale of Celebrity Galaxy to TUI Cruises in March 2009. In April 2018, TUI Cruises sold this ship to an affiliate of TUI AG, resulting in the recognition of the remaining balance of the deferred gain. In addition, Other income in 2018 includes a gain of $13.7 million related to the sale of our remaining equity interest in a travel agency business that we sold in 2015. The increase in Other income was partially offset by an impairment charge of $23.3 million to write down our investment balance, debt facility and other receivables due from Skysea Holding to their net realizable value in 2018. For further information on the deferred gain recognized and impairment charge, refer to Note 7. Other Assets to our consolidated financial statements.

Gross and Net Yields
Gross and Net Yields increased 3.5% and 4.4%, respectively, in 2018 compared to 2017 primarily due to the increase in passenger ticket and onboard and other revenues, which are further discussed above. Gross and Net Yields on a Constant Currency basis increased 2.9% and 3.8%, respectively, in 2018 compared to 2017.
Gross and Net Cruise Costs
Gross and Net Cruise Costs increased 4.7% and 5.8%, respectively, in 2018 compared to 2017 and Gross and Net Cruise Costs per APCD increased 2.5% and 3.5%, respectively, in 2018 compared to 2017, primarily due to the increase in cruise operating expenses discussed above and a gain of $30.9 million recognized on the sale of Legend of the Seas in March 2017 that did not recur in 2018. Gross and Net Cruise Costs per APCD on a Constant Currency basis increased 2.1% and 3.1%, respectively, in 2018 compared to 2017.
Net Cruise Costs Excluding Fuel
Net Cruise Costs Excluding Fuel per APCD increased 4.4% in 2018 compared to 2017 and on a Constant Currency basis increased 3.8% in 2018 compared to 2017.
Other Comprehensive Income
Other comprehensive income in 2018 was $103.7 million compared to $389.6 million in 2017. The decrease of $285.9 million, or 73.4%, was primarily due to Gain on cash flow derivative hedges in 2018 of $110.6 million, compared to $381.7 million in 2017. The decrease of $271.1 million in 2018 was primarily due to a decrease in foreign currency forward contract values in 2018 compared to an increase in 2017, partially offset by a greater increase in fuel swap instrument values in 2018 compared to 2017.
Future Application of Accounting Standards
Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements for further information on Recent Accounting Pronouncements.
Liquidity and Capital Resources
Sources and Uses of Cash
Cash flow generated from operations provides us with a significant source of liquidity. Net cash provided by operating activities increased $292.4 million to $2.7 billion for the first nine months in 2018 compared to $2.5 billion for the same period in 2017. The increase in cash provided by operating activities was primarily attributable to an increase in proceeds from customer deposits and an increase of $134.4 million in dividends received from unconsolidated affiliates during the first nine months in 2018 compared to the same period in 2017.
Net cash used in investing activities increased $3.3 billion to $3.4 billion for the first nine months in 2018 compared to $78.0 million for the same period in 2017. The increase in investing activities was primarily attributable to an increase in capital expenditures of $2.1 billion primarily due to the delivery of Symphony of the Seas and the purchase of Azamara Pursuit during the first nine months of 2018 compared to no ship deliveries or purchases for the same period in 2017 and $916.1 million of cash paid for the acquisition of Silversea Cruises, net of cash acquired, as well as $230.0 million of proceeds received from the sale of property and equipment in 2017, which did not recur in 2018.
Net cash provided by financing activities was $765.8 million for the first nine months in 2018 compared to Net cash used in financing activities of $2.4 billion for the same period in 2017. The change was primarily attributable to an increase in proceeds from the issuance of commercial paper notes of $2.2 billion during the first nine months of 2018 compared to none issued during the same period in 2017 and an increase in debt proceeds of $2.9 billion during the first nine months of 2018 compared to the same period in 2017. The increase in debt proceeds during the first nine months in 2018 was primarily due to the $1.2 billion unsecured term loan borrowed to finance Symphony of the Seas, the $700 million unsecured term loan borrowed to finance the acquisition of Silversea Cruises, an increase in borrowings on our revolving credit facilities and the $130.0 million credit agreement.
This increase was partially offset by repayments of commercial paper notes of $1.2 billion during the first nine months of 2018 compared to none during the same period in 2017, an increase in stock repurchases of $450.0 million, an increase in repayments of debt of $235.4 million and a higher amount of dividends paid during the first nine months of 2018 compared to the same period in 2017.

Future Capital Commitments
Capital Expenditures
As of September 30, 2018, our Global Brands and our Partner Brands have 14 ships on order. The expected dates that these ships will enter service and their approximate berths are as follows:

Ship	Expected to Enter Service	Approximate Berths
Royal Caribbean International —
Oasis-class:
Unnamed	2nd Quarter 2021	5,500
Quantum-class:
Spectrum of the Seas	2nd Quarter 2019	4,250
Unnamed	4th Quarter 2020	4,250
Icon-class:
Unnamed	2nd Quarter 2022	5,650
Unnamed	2nd Quarter 2024	5,650
Celebrity Cruises —
Edge-class:
Celebrity Edge	4th Quarter 2018	2,900
Celebrity Apex	1st Quarter 2020	2,900
Unnamed	4th Quarter 2021	3,200
Unnamed	4th Quarter 2022	3,200
Celebrity Flora	2nd Quarter 2019	100
Silversea Cruises (1) —
Silver Moon	3rd quarter 2020	550
Silver Dawn	4th quarter 2021	550
TUI Cruises (50% joint venture) (2)—
Unnamed	1st Quarter 2019	2,850
Unnamed	2nd Quarter 2023	2,850
Total Berths		44,400
__________________________________________________________________
(1)     Does not include the agreement entered into in September 2018 with Shipyard De Hoop (further discussed below) due to the three-month reporting lag period.
(2)     The additional capacity is partially offset by the transfer of the original Mein Schiff 1 to an affiliate of TUI AG, our joint venture partner in TUI Cruises, in April 2018.
In July 2018, TUI Cruises signed conditional agreements with Fincantieri to build two ships of a new generation of ships. The ships will have an aggregate capacity of approximately 8,200 berths and are expected to enter service in 2024 and 2026, respectively. Subsequently, in October 2018, TUI Cruises entered into credit agreements for the financing of up to 80% of each ship’s contract price.
In September 2018, Silversea Cruises entered into an agreement with Shipyard De Hoop to build a ship designed for the Galapagos Islands. The ship will have a capacity of approximately 100 berths and is expected to enter service in 2020. In addition, Silversea Cruises also signed a memorandum of understanding with Meyer Werft to build two ships of a new generation of ships. The ships are expected to have an aggregate capacity of approximately 1,200 berths and are expected to enter service in 2022 and 2023, respectively. The memorandum of understanding with Meyer Werft is contingent upon the completion of final documentation and financing, which are expected to be completed in the first quarter of 2019.
Our future capital commitments consist primarily of new ship orders. As of September 30, 2018, the aggregate cost of our ships on order, not including any ships on order by our Partner Brands, was $12.2 billion, of which we had deposited $656.8 million. Approximately 54.3% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at September 30, 2018.

These amounts do not include the ship order placed by Silversea Cruises during the reporting lag period. Refer to Note 12. Fair Value Measurements and Derivative Instruments to our consolidated financial statements.
Including the investment in Silversea Cruises and their ships on order, we anticipate overall full year capital expenditures will be approximately $4.7 billion for 2018, $2.6 billion for 2019, $3.0 billion for 2020, $2.9 billion for 2021 and $3.4 billion for 2022. These amounts do not include any ships on order by our Partner Brands.
Contractual Obligations
As of September 30, 2018, our contractual obligations were as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Operating Activities:
Operating lease obligations(1)	$246,172	$30,523	$42,736	$21,145	$151,768
Interest on long-term debt(2)	1,692,444	351,537	534,133	394,657	412,117
Other(3)	959,046	174,635	366,098	188,928	229,385
Investing Activities:	0
Ship purchase obligations(4)	9,843,080	1,844,739	3,566,872	3,186,555	1,244,914
Financing Activities:	0
Commercial paper(5)	998,835	998,835	—	—	—
Long-term debt obligations(6)	9,041,183	1,498,141	2,224,609	2,014,153	3,304,280
Capital lease obligations(7)	134,418	30,472	57,900	35,234	10,812
Other(8)	20,714	8,491	9,861	2,362	—
Total	$22,935,892	$4,937,373	$6,802,209	$5,843,034	$5,353,276

(1)	We are obligated under noncancelable operating leases primarily for offices, warehouses and motor vehicles. Amounts represent contractual obligations with initial terms in excess of one year.

(2)
Long-term debt obligations mature at various dates through fiscal year 2030 and bear interest at fixed and variable rates. Interest on variable-rate debt is calculated based on forecasted debt balances, including the impact of interest rate swap agreements using the applicable rate at September 30, 2018. Debt denominated in other currencies is calculated based on the applicable exchange rate at September 30, 2018.

(3)
Amounts primarily represent future commitments with remaining terms in excess of one year to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts. Amounts do not include the PortMiami lease further discussed below under Off-Balance Sheet Arrangements.

(4)
Amounts do not include potential obligations which remain subject to cancellation at our sole discretion. Additionally, amounts do not include ship orders placed by Silversea Cruises during the reporting lag period.

(5)	Refer to Note 8. Debt to our consolidated financial statements for further information.

(6)	Amounts represent debt obligations with initial terms in excess of one year. Debt denominated in other currencies is calculated based on the applicable exchange rate at September 30, 2018.

(7)	Amounts represent capital lease obligations with initial terms in excess of one year.

(8)	Amounts represent fees payable to sovereign guarantors in connection with certain of our export credit debt facilities and facility fees on our revolving credit facilities.
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

Off-Balance Sheet Arrangements
We and TUI AG have each guaranteed the repayment by TUI Cruises of 50% of a bank loan. As of September 30, 2018, the outstanding principal amount of the loan was €39.6 million, or approximately $46.0 million based on the exchange rate at September 30, 2018. The loan amortizes quarterly and is currently secured by a first mortgage on Mein Schiff 2. Based on current facts and circumstances, we do not believe potential obligations under our guarantee of this bank loan are probable.
TUI Cruises has entered into various ship construction and credit agreements that include certain restrictions on each of our and TUI AG’s ability to reduce our current ownership interest in TUI Cruises below 37.55% through May 2031.
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
As of September 30, 2018, other than the items described above, we are not party to any other off-balance sheet arrangements, including guarantee contracts, retained or contingent interest, certain derivative instruments and variable interest entities, that either have, or are reasonably likely to have, a current or future material effect on our financial position.
Funding Needs and Sources
We have significant contractual obligations of which our debt service obligations and the capital expenditures associated with our ship purchases represent our largest funding needs. As of September 30, 2018, we had $4.9 billion in contractual obligations due through September 30, 2019, of which approximately $1.5 billion relates to debt maturities, $351.5 million relates to interest on long-term debt and $1.8 billion relates to progress payments on our ship orders and the final installments payable due upon the deliveries of Celebrity Edge in the fourth quarter of 2018 and Celebrity Flora and Spectrum of the Seas in 2019. We have historically relied on a combination of cash flows provided by operations, drawdowns under our available credit facilities, the incurrence of additional debt and/or the refinancing of our existing debt and the issuance of additional shares of equity securities to fund these obligations.
As of September 30, 2018, we had a working capital deficit of $5.7 billion, which included $1.5 billion of current portion of long-term debt, including capital leases, and $1.0 billion of commercial paper. As of December 31, 2017, we had a working capital deficit of $3.9 billion, which included $1.2 billion of current portion of long-term debt, including capital leases. Similar to others in our industry, we operate with a substantial working capital deficit. This deficit is mainly attributable to the fact that, under our business model, a vast majority of our passenger ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts remain a current liability until the sailing date. The cash generated from these advance receipts is used interchangeably with cash on hand from other sources, such as our revolving credit facilities, commercial paper and other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future sailing or otherwise, pay down our revolving credit facilities, commercial paper, invest in long term investments or any other use of cash. In addition, we have a relatively low-level of accounts receivable and rapid turnover results in a limited investment in inventories. We generate substantial cash flows from operations and our business model, along with our unsecured revolving credit facilities, has historically allowed us to maintain this working capital deficit and still meet our operating, investing and financing needs. We expect that we will continue to have working capital deficits in the future.
As of September 30, 2018, we had liquidity of $1.5 billion, consisting of $254.8 million in cash and cash equivalents and $1.2 billion available under our unsecured credit facilities, net of our outstanding commercial paper notes. We anticipate that our cash flows from operations and our current financing arrangements, as described above, will be adequate to meet our capital expenditures and debt repayments over the next twelve-month period.

As of September 30, 2018, we have approximately $700.0 million that remains available for future common stock repurchase transactions under a 24-month common stock repurchase program for up to $1.0 billion authorized by our board of directors in May 2018. Repurchases under the program may be made at management's discretion from time to time on the open market or through privately negotiated transactions and are expected to be funded from available cash or borrowings under our revolving credit facilities. Refer to Note 10. Shareholders' Equity to our consolidated financial statements for further information.
In April 2017, our board of directors authorized a common stock repurchase program for up to $500 million that was completed in February 2018. Refer to Note 10. Shareholders' Equity to our consolidated financial statements.
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
Debt Covenants
Certain of our financing agreements contain covenants that require us, among other things, to maintain minimum net worth of at least $8.8 billion, a fixed charge coverage ratio of at least 1.25x and limit our net debt-to-capital ratio to no more than 62.5%.  The fixed charge coverage ratio is calculated by dividing net cash from operations for the past four quarters by the sum of dividend payments plus scheduled principal debt payments in excess of any new financings for the past four quarters. Our minimum net worth and maximum net debt-to-capital calculations exclude the impact of Accumulated other comprehensive loss on Total shareholders’ equity. We were well in excess of all debt covenant requirements as of September 30, 2018. The specific covenants and related definitions can be found in the applicable debt agreements, the majority of which have been previously filed with the Securities and Exchange Commission.
Dividends
In September 2018, we declared a cash dividend on our common stock of $0.70 per share, which was paid in October 2018. During both first and second quarters of 2018, we declared a cash dividend on our common stock of $0.60 per share, which was paid in April 2018 and July 2018, respectively. During the first quarter of 2018, we also paid a cash dividend on our common stock of $0.60 per share, which was declared during the fourth quarter of 2017.
During the third quarter of 2017, we declared a cash dividend on our common stock of $0.60 per share, which was paid in October 2017. During both first and second quarters of 2017, we declared a cash dividend on our common stock of $0.48 per share, which was paid in April 2017 and July 2017, respectively. During the first quarter of 2017, we also paid a cash dividend on our common stock of $0.48 per share, which was declared during the fourth quarter of 2016.
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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the quarter ended September 30, 2018, we acquired Silversea Cruise Holding Ltd. and are in the process of integrating the acquired business into our overall internal control over financial reporting process. We expect to exclude Silversea Cruise Holding Ltd. from the assessment of internal control over financial reporting as of December 31, 2018.
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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
On September 24, 2018, a proposed class-action lawsuit was filed by Roger and Maureen Carretta against Royal Caribbean Cruises Ltd. d/b/a Royal Caribbean International in the United States District Court for the Southern District of Florida relating to the marketing and sales of our Travel Protection Program. The plaintiffs purport to represent an alleged class of passengers who purchased the Travel Protection Program. The complaint alleges that the Company concealed that it received “kickbacks,” in the form of undisclosed commissions on the sale of the travel insurance portion of the product from an underwriter, and allegedly improperly bundled Travel Insurance Policies with non-insurance products. The complaint seeks damages in an indeterminate amount. We believe we have meritorious defenses to the claims and that any liability which may arise because of this action will not have a material impact on our consolidated financial statements.
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
Our cruise ships and port facilities may also be adversely impacted by weather or natural disasters or disruptions, such as hurricanes. We are often forced to alter itineraries and occasionally cancel a cruise or a series of cruises or to redeploy our ships due to these types of events, which could have an adverse effect on our sales and profitability in the current and future periods. Increases in the frequency, severity or duration of severe weather events, including those related to climate change, could exacerbate their impact and cause further disruption to our operations. In addition, these and any other events which impact the travel industry more generally may negatively impact our ability to deliver guests or crew to our cruises and/or interrupt our ability to obtain services and goods from key vendors in our supply chain. Any of the foregoing could have an adverse impact on our results of operations and on industry performance.
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
Today certain ports and destinations are facing a surge of both cruise and non-cruise tourism which, in certain cases, has fueled anti-tourism sentiments and related countermeasures to limit the volume of tourists allowed in these destinations, including proposed limits on cruise ships and cruise passengers. In 2019, for example, the local government of Dubrovnik, Croatia will cap the number of cruise ships that can dock each day to two and the number of corresponding passengers to 5,000. Similar restrictions in ports and destinations such as Barcelona, Venice, Amsterdam and the Norwegian fjords could limit the itinerary and destination options we can offer our passengers going forward.
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
There are a limited number of shipyards with the capability and capacity to build our new ships. Increased demand for available new construction slots and/or continued consolidation in the cruise shipyard industry could impact our ability to: (1) construct new ships, when and as planned, (2) cause us to continue to commit to new ship orders earlier than we have historically done so and/or (3) result in stronger bargaining power on the part of the shipyards and the export credit agencies providing financing for the project.  Our inability to timely and cost-effectively procure new capacity could have a significant negative impact on our future business plans and results of operations.
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
Our and Silversea Cruises' debt agreements contain covenants, including covenants restricting our ability to take certain actions and financial covenants. Our ability to maintain our credit facilities may also be impacted by changes in our ownership base. More specifically, we may be required to prepay our bank financing facilities if any person acquires ownership of more than 50% of our common stock or, subject to certain exceptions, during any 24-month period, a majority of our board of directors is no longer comprised of individuals who were members of our board of directors on the first day of such period.  Our public debt securities also contain change of control provisions that would be triggered by a third-party acquisition of greater than 50% of our common stock coupled with a ratings downgrade.
Failure to comply with the terms of these debt facilities could result in an event of default. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default acceleration clauses, our outstanding debt and derivative contract payables could become due and/or terminated. In addition, in such events, our credit card processors could hold back payments to create a reserve. We cannot provide assurances that we or Silversea Cruises would have sufficient liquidity to repay, or the ability to refinance the debt if such amounts were accelerated upon an event of default.
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
We rely on travel agencies to generate the majority of bookings for our ships. Accordingly, we must ensure that our commission rates and incentive structures remain competitive. If we fail to offer competitive compensation packages, these agencies may be incentivized to sell cruises offered by our competitors to our detriment, which could adversely impact our operating results. Our reliance on third-party sellers is particularly pronounced in certain markets, such as China, where we have a large number of travel agent charter and group sales and less retail agency and direct bookings. In addition, the travel agent industry is sensitive to economic conditions that impact discretionary income of consumers. Significant disruptions, especially disruptions impacting those agencies that sell a high volume of our business, or contractions in the industry could reduce the number of travel agencies available for us to market and sell our cruises, which could have an adverse impact on our financial condition and results of operations.
Disruptions in our shoreside or shipboard operations or our information systems may adversely affect our results of operations.
Our principal executive office and principal shoreside operations are located in Florida and we have shoreside offices throughout the world. Actual or threatened natural disasters (e.g., hurricanes/typhoons, earthquakes, tornadoes, fires or floods) or similar events in these locations may have a material impact on our business continuity, reputation and results of operations. In addition, substantial or repeated information system failures, computer viruses or cyber-attacks impacting our shoreside or shipboard operations could adversely impact our business. We do not generally carry business interruption insurance for our shoreside or shipboard operations or our information systems. As such, any losses or damages incurred by us could have an adverse impact on our results of operations.

The loss of key personnel, our inability to recruit or retain qualified personnel, or disruptions among our shipboard personnel due to strained employee relations could adversely affect our results of operations.
Our success depends, in large part, on the skills and contributions of key executives and other employees, and on our ability to recruit, develop and retain high quality personnel and develop adequate succession plans. As demand for qualified personnel in the industry grows, we must continue to effectively recruit, train, motivate and retain our employees, both shoreside and on our ships, in order to effectively compete in our industry, maintain our current business and support our projected global growth. As of December 31, 2017, 85% of our shipboard employees were covered by collective bargaining agreements. A dispute under our collective bargaining agreements could result in a work stoppage of those employees covered by the agreements. We may not be able to satisfactorily renegotiate these collective bargaining agreements when they expire. In addition, existing collective bargaining agreements may not prevent a strike or work stoppage on our ships. We may also be subject to or affected by work stoppages unrelated to our business or collective bargaining agreements. Any such work stoppages or potential work stoppages could have a material adverse effect on our financial results, as could a loss of key employees, our inability to recruit or retain qualified personnel or disruptions among our personnel.
Business activities that involve our co-investments with third parties may subject us to additional risks.
Partnerships, joint ventures, and other business structures involving our co-investments with third parties, generally include some form of shared control over the operations of the business and create additional risks, including the possibility that other investors in such ventures could become bankrupt or otherwise lack the financial resources to meet their obligations, or could have or develop business interests, policies or objectives that are inconsistent with ours. In addition to financial risks, our co-investment activities may also present managerial and operational risks and expose us to reputational or legal concerns. These or other issues related to our co-investments with third parties could adversely impact our operations.
Past or pending business acquisitions or potential acquisitions that we may decide to pursue in the future carry inherent risks which could adversely impact our financial performance and condition.
The Company, from time to time, has engaged in acquisitions (e.g., our recent Silversea Cruises acquisition) and may pursue acquisitions in the future, which are subject to, among other factors, the Company’s ability to identify attractive business opportunities and to negotiate favorable terms for such opportunities. Accordingly, the Company cannot make any assurances that potential acquisitions will be completed timely or at all, or that if completed, we would realize the anticipated benefits of such acquisition. Acquisitions also carry inherent risks such as, among others: (1) the potential delay or failure of our efforts to successfully integrate business processes and realizing expected synergies; (2) difficulty in aligning procedures, controls and/or policies; and (3) future unknown liabilities and costs that may be associated with an acquisition. In addition, acquisitions may also adversely impact our liquidity and/or debt levels, and the recognized value of goodwill and other intangible assets can be negatively affected by unforeseen events and/or circumstances, which may result in an impairment charge. Any of the foregoing events could adversely impact our financial condition and results of operations.
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

If we are unable to keep pace with developments in technology or technological obsolescence, our operations or competitive position could become impaired.
Our business continues to demand the use of sophisticated technology and systems. These technologies and systems require significant investment and must be proven, refined, updated, and/or replaced with more advanced systems in order to continue to meet our customers’ demands and expectations. If we are unable to do so in a timely manner or within reasonable cost parameters or if we are unable to appropriately and timely train our employees to operate any of these new systems, our business could suffer. We also may not achieve the benefits that we anticipate from any new technology or system, which could result in higher than anticipated costs or impair our operating results.
We are exposed to cyber-attacks and data breaches, including the risks and costs associated with protecting our systems and maintaining integrity and security of our business information, as well as personal data of our guests, employees and business partners.
We are subject to cyber-attacks. These cyber-attacks can vary in scope and intent, from attacks with the objective of compromising our systems, networks and communications for economic gain to attacks with the objective of disrupting, disabling or otherwise compromising our maritime or shoreside operations. The attacks can encompass a wide range of methods and intent, including phishing attacks, illegitimate requests for payment, theft of intellectual property, theft of confidential or non-public information, installation of malware, installation of ransomware and theft of personal or business information. The breadth and scope of these attacks, as well as the techniques and sophistication used to conduct these attacks, have grown over time.
A successful cyber-attack may target us directly, or it may be the result of a third party's inadequate care. In either scenario, the Company may suffer damage to its systems and data that could interrupt our operations, adversely impact our reputation and brand and expose us to increased risks of governmental investigation, litigation and other liability, any of which could adversely affect our business. Furthermore, responding to such an attack and mitigating the risk of future attacks could result in additional operating and capital costs in systems technology, personnel, monitoring and other investments.
In addition, we are also subject to various risks associated with the collection, handling, storage and transmission of sensitive information. In the course of doing business, we collect large volumes of employee, customer and other third-party data, including personally identifiable information and individual credit card data, for various business purposes. We are subject to federal, state and international laws (including the European Union General Data Protection Regulation which took effect in May 2018), as well as industry standards, relating to the collection, use, retention, security and transfer of personally identifiable information and individual credit data. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between the Company and its subsidiaries, and among the Company, its subsidiaries and other parties with which the Company has commercial relations. Several jurisdictions have passed laws in this area, and other jurisdictions are considering imposing additional restrictions. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. Complying with emerging and changing international requirements has caused, and may cause us to incur substantial costs or require us to change our business practices. If we fail to comply with the various applicable data collection and privacy laws, we could be exposed to fines, penalties, restrictions, litigation or other expenses, and our business could be adversely impacted.
While we invest time, effort and financial resources to secure our systems, networks and communications, our security measures cannot provide absolute assurance that we will be successful in preventing or responding to all cyber-attacks. For example, in September 2018, we discovered instances of unauthorized access to a number of employee e-mail communications, some of which contained proprietary business and personally identifiable information. We have implemented additional safeguards, and we do not believe that we experienced any material losses related to this incident; however, there can be no assurance that this or any other breach or incident will not have a material impact on our operations and financial results in the future.
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
The potential unavailability of insurance coverage, an inability to obtain insurance coverage at commercially reasonable rates or our failure to have coverage in sufficient amounts to cover our incurred losses may adversely affect our financial condition or results of operations.
We seek to maintain appropriate insurance coverage at commercially reasonable rates. We normally insure based on the cost of an asset rather than replacement value and we also elect to self-insure, co-insure, or use deductibles in certain circumstances for certain risks such as loss of use of a ship or a cyber-security breach. The limits of insurance coverage we purchase are based on the availability of the coverage, evaluation of our risk profile and cost of coverage. Accordingly, we are not protected against all risks and we cannot be certain that our coverage will be adequate for liabilities actually incurred which could result in an unexpected decrease in our revenue and results of operations in the event of an incident.
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
We cannot be certain that insurance and reinsurance coverage will be available to us and at commercially reasonable rates in the future or at all or, if available, that it will be sufficient to cover potential claims. Additionally, if we or other insureds sustain significant losses, the result may be higher insurance premiums, cancellation of coverage, or the inability to obtain coverage. Such events could adversely affect our financial condition or results of operations.
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
The following table presents the total number of shares of our common stock that we repurchased during the quarter ended September 30, 2018:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1, 2018 - July 31, 2018	1,537,189	$105.72	1,537,189	$700,000,000
August 1, 2018 - August 31, 2018	—	$—	—	$700,000,000
September 1, 2018 - September 30, 2018	—	$—	—	$700,000,000
Total	1,537,189		1,537,189

(1)
On May 9, 2018, we announced that our board of directors authorized a 24-month common stock repurchase program for up to $1.0 billion. For further information on our stock repurchase transactions, refer to Note 10. Shareholders' Equity to our consolidated financial statements.

Item 6. Exhibits

10.1
Amended and Restated Hull No. S-697 Credit Agreement, dated as of July 3, 2018 (Amendment No. 5 to the original agreement, dated as of June 8, 2011), by and between the Company, the Lenders from time to time party thereto, the Mandated Lead Arrangers and KfW-IPEX-Bank GmbH, as Hermes Agent and Facility Agent (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 2, 2018).

10.2
Amended and Restated Hull No. S-698 Credit Agreement, dated as of July 3, 2018 (Amendment No. 5 to the original agreement, dated as of June 8, 2011), by and between the Company, the Lenders from time to time party thereto, the Mandated Lead Arrangers and KfW-IPEX-Bank GmbH, as Hermes Agent and Facility Agent (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 2, 2018).

10.3
Amended and Restated Hull No. S-699 Credit Agreement, dated as of July 3, 2018 (Amendment No. 2 to the original agreement, dated as of November 27, 2013), by and between the Company, the Lenders from time to time party thereto, the Mandated Lead Arrangers and KfW-IPEX-Bank GmbH, as Hermes Agent and Facility Agent (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 2, 2018).

10.4
Amended and Restated Hull No. S-700 Credit Agreement, dated as of July 3, 2018 (Amendment No. 2 to the original agreement, dated as of November 13, 2015), by and among the Company, the Lenders from time to time party thereto and KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent and Initial Mandated Lead Arranger (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on August 2, 2018).

10.5
Amended and Restated Hull No. S-713 Credit Agreement, dated as of July 3, 2018 (Amendment No. 2 to the original agreement, dated as of November 13, 2015), by and among the Company, the Lenders from time to time party thereto and KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent and Initial Mandated Lead Arranger (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on August 2, 2018).

10.6
Amended and Restated Icon 1 Hull No. S-1400 Credit Agreement, dated as of July 3, 2018 (Amendment No. 1 to the original agreement, dated as of October 11, 2017), between Royal Caribbean Cruises Ltd., as the Borrower, the Lenders from time to time party thereto, KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent, Documentation Agent and Initial Mandated Lead Arranger and BNP Paribas Fortis SA/NV as Finnvera Agent (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed on August 2, 2018).

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

*	Filed herewith
**	Furnished herewith

Interactive Data File
101                         The following financial statements of Royal Caribbean Cruises Ltd. for the period ended September 30, 2018, formatted in XBRL are filed herewith:
(i)                     the Consolidated Statements of Comprehensive Income (Loss) for the quarter and nine months ended September 30, 2018 and 2017;

(ii)	the Consolidated Balance Sheets at September 30, 2018 and December 31, 2017;
(iii)                the Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017; and
(iv)                   the Notes to the Consolidated Financial Statements, tagged in summary and detail.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL CARIBBEAN CRUISES LTD.
(Registrant)

/s/ JASON T. LIBERTY
Jason T. Liberty
Executive Vice President, Chief Financial Officer
October 25, 2018	(Principal Financial Officer and duly authorized signatory)