Form 10-K
period 2018-12-31
ROYAL CARIBBEAN CRUISES LTD
filed 2019-02-22
CIK 884887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the registrant's common stock at June 30, 2018 (based upon the closing sale price of the common stock on the New York Stock Exchange on June 29, 2018) held by those persons deemed by the registrant to be non-affiliates was approximately $18.5 billion. Shares of the registrant's common stock held by each executive officer and director and by each entity or person that, to the registrant's knowledge, owned 10% or more of the registrant's outstanding common stock as of June 30, 2018 have been excluded from this number in that these persons may be deemed affiliates of the registrant. This determination of possible affiliate status is not necessarily a conclusive determination for other purposes.
There were 209,186,598 shares of common stock outstanding as of February 14, 2019.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement relating to its 2019 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

ROYAL CARIBBEAN CRUISES LTD.

PART I
As used in this Annual Report on Form 10-K, the terms “Royal Caribbean,” the “Company,” “we,” “our” and “us” refer to Royal Caribbean Cruises Ltd. and, depending on the context, Royal Caribbean Cruises Ltd.’s consolidated subsidiaries and/or affiliates. The terms “Royal Caribbean International,” “Celebrity Cruises,” “Azamara Club Cruises” and “Silversea Cruises” refer to our wholly- or majority-owned global cruise brands. Throughout this Annual Report on Form 10-K, we also refer to regional brands in which we hold an ownership interest, including “TUI Cruises,” “Pullmantur” and “SkySea Cruises.” However, because these regional brands are unconsolidated investments, our operating results and other disclosures herein do not include these brands unless otherwise specified. In accordance with cruise vacation industry practice, the term “berths” is determined based on double occupancy per cabin even though many cabins can accommodate three or more passengers.
This Annual Report on Form 10-K also includes trademarks, trade names and service marks of other companies. Use or display by us of other parties’ trademarks, trade names or service marks is not intended to and does not imply a relationship with, or endorsement or sponsorship of us by, these other parties other than as described herein.

Item 1. Business.
General
We are the world’s second largest cruise company. We control and operate four global cruise brands: Royal Caribbean International, Celebrity Cruises, Azamara Club Cruises and, most recently, Silversea Cruises (collectively, our "Global Brands"). We also own a 50% joint venture interest in the German brand TUI Cruises and a 49% interest in the Spanish brand Pullmantur (collectively, our "Partner Brands"). Together, our Global Brands and our Partner Brands operate a combined total of 60 ships in the cruise vacation industry with an aggregate capacity of approximately 135,520 berths as of December 31, 2018.
Our ships operate on a selection of worldwide itineraries that call on more than 1,000 destinations on all seven continents. In addition to our headquarters in Miami, Florida, we have offices and a network of international representatives around the world, which primarily focus on sales and market development.
We compete principally by operating valued brands that offer exceptional service provided by our crew and on the basis of innovation and quality of ships, variety of itineraries, choice of destinations and price. We believe that our commitment to build state-of-the-art ships and to invest in the maintenance and upgrade of our fleet to, among other things, incorporate many of our latest signature innovations, allows us to continue to attract new and loyal repeat guests.
We believe cruising continues to be a popular vacation choice due to its inherent value, extensive itineraries and variety of shipboard and shoreside activities. In addition, we believe our brands are well-positioned globally and possess the ability to attract a wide range of guests by appealing to multiple customer bases allowing our global sourcing to be well diversified.
Royal Caribbean was founded in 1968 as a partnership. Its corporate structure has evolved over the years and, the current parent corporation, Royal Caribbean Cruises Ltd., was incorporated on July 23, 1985 in the Republic of Liberia under the Business Corporation Act of Liberia.
Our Global Brands
Our Global Brands include Royal Caribbean International, Celebrity Cruises, Azamara Club Cruises and Silversea Cruises.
We believe our Global Brands possess the versatility to enter multiple cruise market segments within the cruise vacation industry. Although each of our Global Brands has its own marketing style, as well as ships and crews of various sizes, the nature of the products sold and services delivered by our Global Brands share a common base (i.e., the sale and provision of cruise vacations). Our Global Brands also have similar itineraries as well as similar cost and revenue components. In addition, our Global Brands source passengers from similar markets around the world and operate in similar economic environments with a significant degree of commercial overlap. As a result, we strategically manage our Global Brands as a single business with the ultimate objective of maximizing long-term shareholder value.

Royal Caribbean International
Royal Caribbean International is positioned to compete in both the contemporary and premium segments of the cruise vacation industry. The brand appeals to families with children of all ages, as well as both older and younger couples, providing cruises that generally feature a casual ambiance, as well as a variety of activities and entertainment venues. We believe that the quality of the Royal Caribbean International brand allows it to achieve market coverage that is among the broadest of any of the major cruise brands in the cruise vacation industry. Royal Caribbean International’s strategy is to attract an array of vacationing guests by providing a wide variety of itineraries to destinations worldwide, including Alaska, Asia, Australia, Bahamas, Bermuda, Canada, the Caribbean, Europe, the Panama Canal and New Zealand, with cruise lengths ranging from two to 23 nights. Royal Caribbean International offers multiple innovative options for onboard dining, entertainment and other onboard activities. Because of the brand’s ability to deliver extensive and innovative product offerings at an excellent value to consumers, we believe Royal Caribbean International is well positioned to attract new consumers to cruising and to continue to bring loyal repeat guests back for their next vacation.
Royal Caribbean International operates 25 ships with an aggregate capacity of approximately 82,500 berths, including the brand's newest ship, Symphony of the Seas, which entered service in March 2018. Additionally, as of December 31, 2018, we have five ships on order with an aggregate capacity of approximately 25,300 berths. These ships consist of our fourth and fifth Quantum-class ships, which are scheduled to enter service in the second quarter of 2019 and fourth quarter of 2020, respectively, our fifth Oasis-class ship, which is scheduled to enter service in the second quarter of 2021, and the first two ships of a new generation, known as our Icon-class, which are expected to enter service in 2022 and 2024, respectively.
Celebrity Cruises
Celebrity Cruises is positioned within the premium segment of the cruise vacation industry. Celebrity Cruises’ strategy is to target affluent consumers by delivering a destination-rich, modern luxury experience on upscale ships that offer, among other things, luxurious accommodations, refined design-forward spaces, high-standard service and fine dining. Celebrity Cruises offers a range of itineraries to destinations, including Alaska, Asia, Australia, Bermuda, Canada, the Caribbean, Europe, the Galapagos Islands, Hawaii, India, New Zealand, the Panama Canal and South America, with cruise lengths ranging from two to 19 nights.
Celebrity Cruises operates 13 ships with an aggregate capacity of approximately 26,070 berths, including the brand's first Edge-class ship, Celebrity Edge, which entered service in December 2018. Additionally, as of December 31, 2018, we have four ships on order with an aggregate capacity of approximately 9,400 berths. These ships consist of three Edge-class ships, which are expected to enter service in the second quarter of 2020 and the fourth quarters of 2021 and 2022, respectively, and a ship designed for the Galapagos Islands, which is expected to enter service in the second quarter of 2019.
Azamara Club Cruises
Azamara Club Cruises is designed to serve the up-market segment of the North American, United Kingdom and Australian markets. The up-market segment incorporates elements of the premium segment and the luxury segment, which is generally characterized by smaller ships, high standards of accommodation and service and exotic itineraries. Azamara Club Cruises’ strategy is to deliver distinctive destination experiences through unique itineraries with more overnights and longer stays as well as comprehensive tours allowing guests to experience the destination in more depth. Azamara Club Cruises offers a variety of itineraries to popular destinations, including Asia, Australia/New Zealand, Northern and Western Europe, the Mediterranean, Cuba and South America with cruise lengths ranging from four to 21 nights.
Azamara Club Cruises operates three ships with an aggregate capacity of approximately 2,100 berths, including Azamara Pursuit, which entered service during the third quarter of 2018.
Silversea Cruises
On July 31, 2018, we acquired a 66.7% equity stake in Silversea Cruise Holding Ltd. ("Silversea Cruises"), an ultra-luxury and expedition cruise line. Refer to Note 3. Business Combinations to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information on the Silversea Cruises acquisition.

Silversea Cruises, formed in the early 1990's, is positioned as a luxury cruise line with smaller ships, high standards of accommodations, fine dining, personalized service and exotic itineraries. Silversea Cruises delivers distinctive destination experiences by visiting unique and remote destinations, including the Galapagos Islands, Antarctica and the Arctic.
Silversea Cruises operates nine ships, with an aggregate capacity of approximately 2,650 berths offering cruise itineraries generally ranging from six to 25 nights. As of December 31, 2018, Silversea Cruises has three ships on order with an aggregate capacity of approximately 1,200 berths, which are scheduled for delivery in the first and third quarter of 2020 and the third quarter of 2021, respectively. Additionally, Silversea Cruises signed a memorandum of understanding with Meyer Werft to build two ships of a new generation, which are expected to enter service in 2022 and 2023, respectively. The memorandum of understanding with Meyer Werft is contingent upon completion of final documentation and financing, which are expected to be completed in the first quarter of 2019.
Our Partner Brands
Our Global Brands are complemented by our 50% joint venture interest in TUI Cruises, which is specifically tailored for the German market and our 49% interest in the Spanish brand Pullmantur, which is primarily focused on the Spanish and Latin American cruise markets. We account for our investments in our Partner Brands under the equity method of accounting and, accordingly, the operating results of these Partner Brands are not included in our consolidated results of operations. Refer to Note 1. General and Note 8. Other Assets to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further details.
TUI Cruises
TUI Cruises is a joint venture owned 50% by us and 50% by TUI AG, a German tourism company, which is designed to serve the contemporary and premium segments of the German cruise market by offering a product tailored for German guests. All onboard activities, services, shore excursions and menu offerings are designed to suit the preferences of this target market.
TUI Cruises operates six ships, with an aggregate capacity of approximately 14,750 berths as of December 31, 2018. Additionally, TUI Cruises has four ships on order with an aggregate capacity of approximately 13,900 berths, of which one ship was delivered in January 2019 and the remaining ships on order are scheduled for delivery in the second quarter of 2023, the third quarter of 2024 and the first quarter of 2026, respectively.
Pullmantur
The Pullmantur brand is a joint venture owned 49% by us and 51% by Cruises Investment Holdings S.A.R.L., an affiliate of Springwater Capital LLC. Pullmantur operates in the contemporary segment of the Spanish and Latin American cruise markets and is designed to attract Spanish-speaking families and couples and includes Spanish-speaking crew, as well as tailored food and entertainment options. The four ships operated by Pullmantur have an aggregate capacity of approximately 7,450 berths.
SkySea Cruises
In March 2018, we and Ctrip.com International Ltd. announced the decision to end the Skysea Holding International Ltd. ("Skysea Holding") venture in which we have a 36% ownership interest. In September 2018, Skysea Holding ceased cruising operations and in December 2018, the Golden Era, the ship operated by Skysea Cruises, and owned by the wholly-owned subsidiary of Skysea Holding, was sold to an affiliate of TUI AG, our joint venture partner in TUI Cruises.
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

The following table details industry market penetration rates for North America, Europe and Asia/Pacific computed based on the number of annual cruise guests as a percentage of the total population:

Year	North America(1)(2)	Europe(1)(3)	Asia/Pacific(1)(4)
2014	3.46%	1.23%	0.06%
2015	3.36%	1.25%	0.08%
2016	3.43%	1.23%	0.11%
2017	3.56%	1.28%	0.15%
2018	3.59%	1.31%	0.19%
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

(2)	Our estimates include the United States and Canada.

(3)	Our estimates include European countries relevant to the industry (most notably: the Nordics, Germany, France, Italy, Spain and the United Kingdom).

(4)
Our estimates include the Southeast Asia (most notably: Singapore, Thailand and the Philippines), East Asia (most notably: China and Japan), South Asia (most notably: India and Pakistan) and Oceania (most notably: Australia and Fiji Islands) regions.

We estimate that the global cruise fleet was served by a weighted average of approximately 546,000 berths during 2018 with approximately 323 ships at the end of 2018. As of December 31, 2018, there were approximately 89 ships with an estimated 198,000 berths that are expected to be placed in service in the global cruise market between 2019 and 2023, although it is also possible that ships could be ordered or taken out of service during these periods. We estimate that the global cruise industry carried approximately 28.0 million cruise guests in 2018 compared to approximately 26.7 million cruise guests carried in 2017 and approximately 24.0 million cruise guests carried in 2016.
The following table details the growth in global weighted average berths and the global, North American, European and Asia/Pacific cruise guests over the past five years (in thousands, except berth data):

Year	Weighted-Average Supply of Berths Marketed Globally(1)	Royal Caribbean Cruises Ltd. Total Berths(2)	Global Cruise Guests(1)	North American Cruise Guests(1)(3)	European Cruise Guests(1)(4)	Asia/Pacific Cruise Guests(1)(5)
2014	448,000	105,750	22,039	12,269	6,387	2,382
2015	469,000	112,700	23,000	12,004	6,587	3,129
2016	493,000	123,270	24,000	12,274	6,512	4,466
2017	515,000	124,070	26,700	12,865	6,779	5,415
2018	546,000	135,520	28,000	13,054	6,986	7,006
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

(2)	Total berths include our berths related to our Global Brands and Partner Brands.

(3)	Our estimates include the United States and Canada.

(4)	Our estimates include European countries relevant to the industry (most notably: the Nordics, Germany, France, Italy, Spain and the United Kingdom).

(5)
Our estimates include the Southeast Asia (most notably: Singapore, Thailand and the Philippines), East Asia (most notably: China and Japan), South Asia (most notably: India and Pakistan) and Oceania (most notably: Australia and Fiji Islands) regions.

North America
Industry cruise guests are primarily sourced from North America, which represented approximately 47% of global cruise guests in 2018. The compound annual growth rate in cruise guests sourced from this market was approximately 2% from 2014 to 2018.
Europe
Industry cruise guests sourced from Europe represented approximately 25% of global cruise guests in 2018. The compound annual growth rate in cruise guests sourced from this market was approximately 2% from 2014 to 2018.
Asia/Pacific
Industry cruise guests sourced from the Asia/Pacific region represented approximately 25% of global cruise guests in 2018. The compound annual growth rate in cruise guests sourced from this market was approximately 31% from 2014 to 2018. The Asia/Pacific region is experiencing the highest growth rate of the major regions, although it represents a relatively small sector compared to North America.
Competition
We compete with a number of cruise lines. Our principal competitors are Carnival Corporation & plc, which owns, among others, Aida Cruises, Carnival Cruise Line, Costa Cruises, Cunard Line, Holland America Line, P&O Cruises, Princess Cruises and Seabourn; Disney Cruise Line; MSC Cruises; and Norwegian Cruise Line Holdings Ltd, which owns Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises. Cruise lines also compete with other vacation alternatives such as land-based resort hotels, Internet-based alternative lodging sites and sightseeing destinations for consumers’ leisure time. Interest for such activities is influenced by political and general economic conditions. Companies within the vacation market are dependent on consumer discretionary spending.
Operating Strategies
Our principal operating strategies are to:

•	protect the health, safety and security of our guests and employees,

•	protect the environment in which our vessels and organization operate,

•	strengthen and support our human capital in order to better serve our global guest base and grow our business,

•	strengthen our consumer engagement in order to enhance our revenues,

•	increase the awareness and market penetration of our brands globally,

•	focus on cost efficiency, manage our operating expenditures and ensure adequate cash and liquidity, with the overall goal of maximizing our return on invested capital and long-term shareholder value,

•	strategically invest in our fleet through the upgrade and maintenance of existing ships and the transfer of key innovations, while prudently expanding our fleet with new state-of-the-art cruise ships,

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

Safety, environment and health policies
We are committed to protecting the health, safety and security of our guests, employees and others working on our behalf. We are also focused on the environmental health of the marine environment and communities in which we operate. Our efforts in these areas are guided by a Maritime Advisory Board of experts, overseen by the Safety, Environment and Health Committee of our board of directors and managed by our dedicated Safety, Environment and Health Department, which is responsible for all of our maritime safety, global security, environmental stewardship and medical/public health activities.
We believe in transparent reporting on our safety, environment and health performance, as well as our corporate responsibility efforts, and annually publish a Sustainability Report. This report, which is accessible on our corporate website, highlights our progress with regards to those environmental and social aspects of our business that we believe are most significant to our organization and stakeholders. In addition to providing an overview, the report complies with the guidelines of the Global Reporting Initiative to ensure the report is as complete and accurate as possible. Our corporate website also provides information about our sustainability initiatives, environmental performance goals and our voluntary reporting of onboard security incidents. The foregoing information contained on our website is not a part of any of these reports and is not incorporated by reference herein or in any other report or document we file with the Securities and Exchange Commission.
Human capital
We believe that our employees, both shipboard and shoreside, are a critical success factor for our business. We strive to identify, hire, develop, motivate and retain the best employees, who provide our guests with extraordinary vacations. Attracting, engaging, and retaining key employees has been and will remain critical to our success.
We focus on providing our employees with a competitive compensation structure and development and other personal and professional growth opportunities in order to strengthen and support our human capital. We also select, develop and have strategies to retain high performing leaders to advance the enterprise now and in the future. To that end, we pay special attention to identifying high performing potential leaders and developing bench strength so these leaders can assume leadership roles throughout the organization. We strive to maintain a work environment that reinforces collaboration, motivation and innovation, and believe that maintaining a strong employee-focused culture is beneficial to the growth and expansion of our business.
Consumer engagement
We place a strong focus on identifying the needs of our guests and creating product features and innovations that our customers value. We are focused on targeting high-value guests by better understanding consumer data and insights to create communication strategies that resonate with our target audiences.
We target customers across all touch points and identify underlying needs for which guests are willing to pay a premium. We rely on various programs and technologies during the cruise-planning, cruising and after-cruise periods aimed at increasing ticket prices, onboard revenues and occupancy. We have and continue to strategically invest in onboard projects on our ships that we believe drive marketability, profitability and improve the guest experience.
Global awareness and market penetration
We increase brand awareness and market penetration of our cruise brands in various ways, including the use of communication strategies and marketing campaigns designed to emphasize the qualities of each brand and to broaden the awareness of the brand, especially among target groups. Our marketing strategies include the use of travel agencies, traditional media, mobile and digital media as well as social media, influencers and brand websites. Our brands engage past and potential guests by collaborating with travel partners and through call centers, international offices and international representatives. In addition, our Global Brands target repeat guests with exclusive benefits offered through their respective loyalty programs.
We sell and market our Global Brands, Royal Caribbean International, Celebrity Cruises, Azamara Club Cruises and Silversea Cruises, to guests outside of the United States and Canada through our commercial teams located in Europe, Asia, Australia, New Zealand and Mexico. We believe that having a local presence in these markets provides us with the ability to react more quickly to local market conditions and better understand our consumer base in each market. We further extend our geographic reach with a network of approximately 76 independent international representatives located throughout the world covering more than 180 countries. Historically, our focus has been to primarily source guests for our Global Brands from North America. We continue to expand our focus on selling and marketing our cruise brands to guests in countries outside of North America by tailoring itineraries and onboard product offerings to the cultural characteristics and preferences of our international guests. In addition, we explore opportunities that may arise to acquire or develop brands tailored to specific markets.
Passenger ticket revenues generated by sales originating in countries outside of the United States were approximately 39% of total passenger ticket revenues in 2018, 41% in 2017 and 45% in 2016. International guests have grown from approximately 2.2 million in 2014 to approximately 2.3 million in 2018. Refer to Item 1A. Risk Factors - “Conducting business globally may result in increased costs and other risks” for a discussion of the risks associated with our international operations.
Cost efficiency, operating expenditures and adequate cash and liquidity
We have adopted a number of strategies to control our operating costs and will continue to do so in 2019. For example, we have adopted numerous initiatives to reduce energy consumption and, by extension, fuel costs. These include the design of more energy-efficient ships as well as the implementation of more efficient hardware, including improvements in operations and voyage planning as well as improvements to the propulsion, machinery, HVAC and lighting systems. The overall impact of these efforts has resulted in an approximate 30% improvement in energy efficiency from 2005 through 2018 and we believe that our energy consumption per guest is currently the lowest in the cruise industry. In order to sustain our competitive advantage, we will continue to seek to lead with innovative technologies and commit to achieve our short and long-term sustainability goals.
We are focused on maintaining a strong liquidity position, investment grade credit metrics and a balanced debt maturity profile. We believe these strategies enhance our ability to achieve our overall goal of maximizing our long-term shareholder value.
Fleet upgrade, maintenance and expansion
We place a strong focus on innovation, which we seek to achieve by introducing new concepts on our new ships and continuously making improvements to our fleet through modernization projects. Several of these innovations have become signature elements of our brands. For the Royal Caribbean International brand, we introduced the “Royal Promenade” (a boulevard with shopping, dining and entertainment venues) and, more recently, interior balconies on the Oasis class ships and a two-level family suite on Symphony of the Seas. For the Celebrity Cruises brand, we enhanced many of the brand's design features through the introduction of the Solstice class ships. More recently, with the introduction of Celebrity Edge, the first ship of a new generation of ships, we introduced the "Magic Carpet" (a cantilevered, floating platform that reaches a height of 13 stories above sea level and can serve as a dining venue, full bar and platform for live music) and newly designed staterooms with an "Infinite Veranda" where, with the touch of a button, the entire living space becomes the veranda.
In 2018, the Royal Caribbean International and Celebrity Cruises brands announced the "Royal Amplified" and "Celebrity Revolution" modernization programs to upgrade vessels across their fleet. As part of these modernization programs, we incorporate certain innovations included in our newer ships to some of the ships in the remaining fleet. The process of integrating some of our latest innovations into our older vessels allows us to create a greater level of consistency of product across our fleet.
As part of the newbuild and modernization programs, we also seek to bring innovations in the areas of safety, reliability and energy efficiency to our fleet.
We are committed to building state-of-the-art ships at a moderate growth rate and we believe our success in this area provides us with a competitive advantage. Our newer vessels traditionally generate higher revenue yield premiums and are more efficient to operate than older vessels.
As of December 31, 2018, our Global Brands and Partner Brands have 16 ships on order. Refer to the Operations section below for further information on our ships on order.
In addition, we regularly evaluate opportunities to order new ships, purchase existing ships or sell ships in our current fleet. In the current environment of high industry demand, we recently have placed new ship orders earlier than we have historically done as well as more aggressively sought to sell older capacity.

Markets and itineraries
In an effort to penetrate untapped markets, diversify our consumer base and respond to changing economic and geopolitical market conditions, we continue to seek opportunities to deploy ships to new and stronger markets and itineraries throughout the world. The portability of our ships allows us to deploy our ships to meet demand within our existing cruise markets. We make deployment decisions generally 12 to 18 months in advance, with the goal of optimizing the overall profitability of our portfolio. Additionally, the infrastructure investments we have made to create a flexible global sourcing model have made our brands relevant in a number of markets around the world, which allows us to be opportunistic and source the highest yielding guests for our itineraries.
Our ships offer a wide selection of itineraries that call on more than 1,000 destinations in 126 countries, spanning all seven continents. We are focused on obtaining the best possible long-term shareholder returns by operating in established markets while growing our presence in developing markets. New capacity allows us to expand into new markets and itineraries. Our brands have expanded their mix of itineraries while strengthening our ability to further penetrate the Asian and Australian markets. The recent acquisition of Silversea Cruises adds more than 500 new destinations allowing us to expand and enhance our selection of exotic itineraries. Additionally, in order to provide unique destination experiences to our guests, we are investing in our private land destinations. For instance, in 2018, we announced Perfect Day Island Collection, an initiative to develop a series of private island destinations around the world. The first in the collection, Perfect Day at CocoCay, is scheduled to open in Spring 2019 and will include a wide range of attractions, such as a water park, zip line, wave and freshwater pools and overwater cabanas, to deliver a unique family experience.
Also, in order to capitalize on the summer season in the Southern Hemisphere and mitigate the impact of the winter weather in the Northern Hemisphere, our brands have focused on deployment in the Caribbean, Asia and Australia during that period.
In an effort to secure desirable berthing facilities for our ships, and to provide new or enhanced cruise destinations for our guests, we actively assist or invest in the development or enhancement of certain port facilities and infrastructure, including mixed-use commercial properties, located in strategic ports of call. For instance, in late 2018, a new cruise terminal of approximately 170,000 square feet was completed at PortMiami in Miami, Florida, serving as one of our homeports. Generally, we collaborate with local, private or governmental entities by providing management and/or financial assistance and often enter into long-term port usage arrangements. Our participation in these efforts is generally accomplished via investments with the relevant government authority and/or various other strategic partnerships established to develop and/or operate the port facilities, by providing direct development and management expertise or in certain limited circumstances, by providing direct or indirect financial support. In exchange for our involvement, we generally secure preferential berthing rights for our ships.
Technological capabilities
The need to develop and use innovative technology is increasingly important. Technology is a pervasive part of virtually every business process we use to support our strategic focus and provide a quality experience to our customers before, during and after their cruise.
In the past year, we have digitalized the guest journey from port check-in and onboard purchases to digital stateroom features. As the use of our various websites, mobile and social media platforms continue to increase both on shore and shipboard by both our guests and crew, we continually invest in our systems, infrastructure and technologies to facilitate this growth. For instance, in 2018, we continued to advance our onboard technology in areas such as Internet connectivity at sea, stateroom automation and guest-to-guest chat.
Additionally, we continue to invest in our distribution channels to ensure the best go-to-market approach, whether through travel partners or direct to customer. Commensurate with our destination strategy, we intend to invest in technology to service our guests seamlessly as they transition from ship to our private destinations to enjoy Internet connectivity or local activities.
Cyber security and data privacy are a continued focus, and we have made and will continue to make investments to protect our customer data, intellectual property and global operations.

Travel agency support and consumer outreach
Travel agencies continue to be the primary source of ticket sales for our ships. We believe in the value of this distribution channel and invest in maintaining strong relationships with our travel partners. To accomplish this goal, we seek to ensure that our commission rates and incentive structures remain competitive with the marketplace. We provide brand dedicated sales representatives who serve as advisors to our travel partners. We also provide trained customer service representatives, call centers and online training tools.
In addition, we continue to operate our Consumer Outreach department, which provides consumers 24-hour access to our vacation planners and customer service agents in our call centers. In addition, we maintain and invest in our websites, including mobile applications and mobile websites, which allow guests to directly plan, book and customize their cruise, including the ability to add a variety of onboard amenities. We enable our guests to communicate and book with us through various channels such as phone, web, chat, text message, and/or email.
We also have a robust Onboard Cruise Sales department to help guests to book their next cruise vacations while onboard our ships.
Guest Services
We offer to handle virtually all travel aspects related to guest reservations and transportation, including arranging guest pre- and post-hotel stay arrangements and air transportation.
Royal Caribbean International, Celebrity Cruises, Azamara Club Cruises and Silversea Cruises offer rewards to their guests through their loyalty programs, Crown & Anchor Society, Captain’s Club, Le Club Voyage and Venetian Society, respectively, to encourage repeat business. Crown & Anchor Society has approximately 13 million members worldwide. Captain’s Club, Le Club Voyage and Venetian Society have approximately 4.5 million members combined worldwide. Members are recognized through increasing membership status by accumulating cruise points or credits, depending on the brand, which may be redeemed on future sailings. Members are awarded points or credits in proportion to the number of cruise days and stateroom category. The loyalty programs provide tiers of membership benefits which entitle guests to upgraded experiences and rewards relative to the status achieved once the guests have accumulated the number of cruise points or credits specified for each tier. In addition, upon achieving a certain level of cruise points or credits, members benefit from reciprocal membership benefits across all of our loyalty programs. Examples of the rewards available under our loyalty programs include, but are not limited to, priority ship embarkation, priority waitlist for shore excursions, complimentary laundry service, complimentary Internet, booklets with onboard discount offers, upgraded bathroom amenities, private seating on the pool deck, ship tours and, in the case of our most loyal guests who have achieved the highest levels of cruise points or credits, complimentary cruise days. We regularly work to enhance each of our loyalty programs by adding new features and amenities in order to reward our repeat guests.

Operations
Cruise Ships and Itineraries
As of December 31, 2018, our Global Brands and Partner Brands collectively operated 60 ships with a selection of worldwide itineraries that call on more than 1,000 destinations.
The following table presents summary information concerning the ships we expect to operate in 2019 under our Global Brands and Partner Brands and their geographic areas of operation based on current 2019 itineraries (subject to change).

Ship	Year Ship Built	Year Ship Entered/Will Enter Service(1)	Approximate Berths	Primary Areas of Operation
Royal Caribbean International
Spectrum of the Seas	2019	2019	4,250	Eastern Asia
Symphony of the Seas	2018	2018	5,500	Eastern/Western Caribbean
Harmony of the Seas	2016	2016	5,450	Eastern/Western Caribbean
Ovation of the Seas	2016	2016	4,100	Australia, Alaska
Anthem of the Seas	2015	2015	4,150	Southern Caribbean, Bahamas, Bermuda, Canada
Quantum of the Seas	2014	2014	4,150	Eastern Asia
Allure of the Seas	2010	2010	5,450	Eastern/Western Caribbean
Oasis of the Seas	2009	2009	5,450	Eastern/Western Caribbean, Europe
Independence of the Seas	2008	2008	3,850	Western Caribbean, Europe
Liberty of the Seas	2007	2007	3,750	Western Caribbean
Freedom of the Seas	2006	2006	3,750	Southern Caribbean
Jewel of the Seas	2004	2004	2,150	Western/Southern Caribbean, Europe, Middle East
Mariner of the Seas	2003	2003	3,300	Bahamas
Serenade of the Seas	2003	2003	2,100	Eastern/Southern Caribbean, Bermuda, Canada
Navigator of the Seas	2002	2002	3,250	Western/Southern Caribbean, Bahamas
Brilliance of the Seas	2002	2002	2,100	Western Caribbean, Europe
Adventure of the Seas	2001	2001	3,300	Eastern/Western Caribbean, Bahamas, Canada
Radiance of the Seas	2001	2001	2,100	Australia, Alaska
Explorer of the Seas	2000	2000	3,250	Australia, Europe, Western/Southern Caribbean
Voyager of the Seas	1999	1999	3,250	Eastern Asia, Australia
Vision of the Seas	1998	1998	2,000	Western/Southern Caribbean, Europe
Enchantment of the Seas	1997	1997	2,250	Western Caribbean
Rhapsody of the Seas	1997	1997	2,000	Western Caribbean, Europe
Grandeur of the Seas	1996	1996	1,950	Bahamas, Southern Caribbean, Bermuda, Canada
Majesty of the Seas	1992	1992	2,350	Western Caribbean, Cuba
Empress of the Seas	1990	2016	1,550	Cuba
Celebrity Cruises
Celebrity Flora	2019	2019	100	Galapagos Islands
Celebrity Edge	2018	2018	2,900	Eastern/Western Caribbean, Europe
Celebrity Reflection	2012	2012	3,000	Southern Caribbean, Europe

Ship	Year Ship Built	Year Ship Entered/Will Enter Service(1)	Approximate Berths	Primary Areas of Operation
Celebrity Silhouette	2011	2011	2,850	Southern Caribbean, Europe
Celebrity Eclipse	2010	2010	2,850	South America, Alaska
Celebrity Equinox	2009	2009	2,850	Eastern/Western Caribbean
Celebrity Solstice	2008	2008	2,850	Australia, Alaska
Celebrity Xploration	2007	2016	20	Galapagos Islands
Celebrity Constellation	2002	2002	2,150	Middle East, India, Europe
Celebrity Summit	2001	2001	2,150	Southern Caribbean, Bermuda, Canada
Celebrity Infinity	2001	2001	2,150	Western Caribbean, Bahamas, Europe
Celebrity Xpedition	2001	2004	100	Galapagos Islands
Celebrity Millennium	2000	2000	2,150	Eastern Asia, Alaska
Celebrity Xperience	1982	2016	50	Galapagos Islands
Azamara Club Cruises
Azamara Pursuit	2001	2018	700	South America, Europe
Azamara Quest	2000	2007	700	Australia, Asia, Alaska
Azamara Journey	2000	2007	700	Cuba, Europe
Silversea Cruises
Muse	2017	2017	550	Australia, Asia, Alaska
Spirit	2009	2009	600	Southern Caribbean, Europe, Asia
Whisper	2001	2001	350	Southern Caribbean, Europe
Shadow	2000	2000	350	Asia, Europe, Southern Caribbean
Wind	1995	1995	250	Southern Caribbean, Europe, Canada
Cloud	1994	1994	250	South America, Europe
Galapagos	1990	2013	100	Galapagos Islands
Discoverer	1989	2014	100	Africa, Australia, Asia
Explorer	1989	2008	100	South America, Europe
Pullmantur
Zenith	1992	2014	1,400	Europe
Monarch	1991	2013	2,350	Southern Caribbean
Horizon	1990	2010	1,400	Middle East, Europe
Sovereign	1988	2008	2,300	South America, Europe
TUI Cruises
Mein Schiff 2 (2)	2019	2019	2,850	Europe, Southern Caribbean
Mein Schiff 1 (3)	2018	2018	2,850	Europe, Canada, Western Caribbean
Mein Schiff 6	2017	2017	2,500	Western Caribbean, Europe, Asia
Mein Schiff 5	2016	2016	2,500	Southern Caribbean, Europe, Middle East
Mein Schiff 4	2015	2015	2,500	Middle East, Europe
Mein Schiff 3	2014	2014	2,500	Asia, Europe
Mein Schiff Herz	1997	2011	1,900	Europe
Total			142,720
__________________________________________________________________

(1)	The year a ship entered service refers to the year in which the ship commenced or is expected to commence cruise revenue operations for the brand.

(2)	TUI Cruises' newbuild entered service as Mein Schiff 2 in February 2019 and the existing Mein Schiff 2 was renamed Mein Schiff Herz.

(3)	TUI Cruises' newbuild entered service as Mein Schiff 1 and the existing Mein Schiff 1, not included above, was transferred to an affiliate of TUI AG, our joint venture partner in TUI Cruises.

As of December 31, 2018, our Global Brands and our Partner Brands have 16 ships on order. Two ships on order are being built in Germany by Meyer Werft GmbH, four are being built in Finland by Meyer Turku shipyard, four are being built in France by Chantiers de l’Atlantique (formerly known as STX France), four are being built in Italy by Fincantieri and two are being built in the Netherlands by De Hoop Lobith. As of December 31, 2018, the expected dates that the ships on order will enter service and their approximate berths are as follows:

Ship	Expected to Enter Service	Approximate Berths
Royal Caribbean International —
Oasis-class:
Unnamed	2nd Quarter 2021	5,500
Quantum-class:
Spectrum of the Seas	2nd Quarter 2019	4,250
Odyssey of the Seas	4th Quarter 2020	4,250
Icon-class:
Unnamed	2nd Quarter 2022	5,650
Unnamed	2nd Quarter 2024	5,650
Celebrity Cruises —
Edge-class:
Celebrity Apex	2nd Quarter 2020	2,900
Unnamed	4th Quarter 2021	3,200
Unnamed	4th Quarter 2022	3,200
Celebrity Flora	2nd Quarter 2019	100
Silversea Cruises —
Silver Origin	1st Quarter 2020	100
Silver Moon	3rd Quarter 2020	550
Silver Dawn	3rd Quarter 2021	550
TUI Cruises (50% joint venture)—
Mein Schiff 2 (1)	1st Quarter 2019	2,850
Mein Schiff 7	2nd Quarter 2023	2,850
Unnamed	3rd Quarter 2024	4,100
Unnamed	1st Quarter 2026	4,100
Total Berths		49,800
___________________________________________________________________

(1)	TUI Cruises' newbuild entered service as Mein Schiff 2 in February 2019.
In addition, in September 2018, Silversea Cruises signed a memorandum of understanding with Meyer Werft to build two ships of a new generation of ships. The ships are expected to have an aggregate capacity of approximately 1,200 berths and are expected to enter service in 2022 and 2023, respectively. The memorandum of understanding with Meyer Werft is contingent upon the completion of final documentation and financing, which are expected to be completed in the first quarter of 2019.
In February 2019, we entered into an agreement with Chantiers de l’Atlantique to build the sixth Oasis-class ship for Royal Caribbean International. The ship is expected to have an aggregate capacity of approximately 5,700 berths and is expected to enter service in the fourth quarter of 2023. The order with Chantiers de l’Atlantique is contingent upon completion of conditions precedent and financing, which is expected to be completed in 2019.

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
Passengers and Capacity
Selected statistical information is shown in the following table (see Financial Presentation- Description of Certain Line Items and Selected Operational and Financial Metrics under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, for definitions):

	Year Ended December 31,
	2018 (1)	2017	2016 (2)	2015	2014
Passengers Carried	6,084,201	5,768,496	5,754,747	5,401,899	5,149,952
Passenger Cruise Days	41,853,052	40,033,527	40,250,557	38,523,060	36,710,966
Available Passenger Cruise Days (APCD)	38,425,304	36,930,939	37,844,644	36,646,639	34,773,915
Occupancy	108.9%	108.4%	106.4%	105.1%	105.6%
___________________________________________________________________

(1)
These amounts include only August and September 2018 amounts for Silversea Cruises due to the three-month reporting lag. Refer to Note 1. General and Note 3. Business Combination to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for more information on the three-month reporting lag and the Silversea Cruises acquisition.

(2)
These amounts do not include November and December 2015 amounts for Pullmantur as the net Pullmantur result for those months was included within Other expense in our consolidated statements of comprehensive income (loss) for the year ended December 31, 2016, as a result of the elimination of the Pullmantur two-month reporting lag, and did not affect Gross Yields, Net Yields, Gross Cruise Costs, Net Cruise Costs and Net Cruise Costs Excluding Fuel. Additionally, effective August 2016, we no longer include Pullmantur in these amounts.

Cruise Pricing
Our cruise ticket prices include accommodations and a wide variety of activities and amenities, including meals and entertainment. Prices vary depending on many factors including the destination, cruise length, stateroom category selected and the time of year the cruise takes place. Although we grant credit terms in select markets mainly outside of the United States, our payment terms generally require an upfront deposit to confirm a reservation, with the balance due prior to the sailing. Our cruises are generally available for sale at least one year in advance and often more than two years in advance of sailing. During the selling period of a cruise, we continually monitor and adjust our cruise ticket prices for available guest staterooms based on demand, with the objective of maximizing net yields.
As we grow our business globally, our sale arrangements with travel agents may vary. For instance, although our direct business is growing at a rapid pace, sale arrangements through travel agent charter and group sales are proportionately higher in the China market than in our other markets which are primarily through retail agency and direct sales.
We have developed and implemented enhancements to our reservations system that provide us and our travel partners with additional capabilities, making it easier to do business with us.
We offer air transportation to our guests through our air transportation program available in major cities around the world. Generally, air tickets are sold to guests at prices close to cost which vary by gateway and destination.
Passenger ticket revenues accounted for approximately 72% of total revenues in 2018, 2017 and 2016.
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
In conjunction with our cruise vacations, we offer pre- and post-cruise hotel packages to our Royal Caribbean International, Celebrity Cruises, Azamara Club Cruises, and Silversea Cruises guests. We also offer cruise vacation protection coverage to guests in a number of markets, which provides guests with coverage for trip cancellation, medical protection and baggage protection. Onboard and other revenues accounted for approximately 28% of total revenues in 2018, 2017 and 2016.
Segment Reporting
We control and operate four cruise brands, Royal Caribbean International, Celebrity Cruises, Azamara Club Cruises, and Silversea Cruises. In addition, we have a 50% investment in a joint venture with TUI AG which operates the German brand TUI Cruises, a 49% interest in the Spanish brand Pullmantur and a 36% interest in the Chinese brand SkySea Cruises, which ceased cruising operations in September 2018. We believe our brands possess the versatility to enter multiple cruise market segments within the cruise vacation industry. Although each of our brands has its own marketing style as well as ships and crews of various sizes, the nature of the products sold and services delivered by our brands share a common base (i.e., the sale and provision of cruise vacations). Our brands also have similar itineraries as well as similar cost and revenue components. In addition, our brands source passengers from similar markets around the world and operate in similar economic environments with a significant degree of commercial overlap. As a result, our brands have been aggregated as a single reportable segment based on the similarity of their economic characteristics, types of consumers, regulatory environment, maintenance requirements, supporting systems and processes as well as products and services provided. Our Chairman and Chief Executive Officer has been identified as the chief operating decision-maker and all significant operating decisions including the allocation of resources are based upon the analyses of the Company as one segment. (For financial information, see Item 8. Financial Statements and Supplementary Data.)
Employees
As of December 31, 2018, our Global Brands employed approximately 77,000 employees, including 70,000 shipboard employees as well as 7,000 full-time and 100 part-time employees in our shoreside operations. As of December 31, 2018, approximately 89% of our shipboard employees were covered by collective bargaining agreements.
Insurance
We maintain insurance on the hull and machinery of our ships, with insured values generally equal to the net book value of each ship. This coverage is maintained with reputable insurance underwriters from the British, Scandinavian, French, United States and other reputable international insurance markets.
We are members of four Protection and Indemnity ("P&I") clubs, which are part of a worldwide group of 13 P&I clubs, known as the International Group of P&I Clubs (the “IG”). Liabilities, costs and expenses for illness and injury to crew, guest injury, pollution and other third-party claims in connection with our cruise activities are covered by our P&I clubs, subject to the clubs’ rules and the limits of coverage determined by the IG. P&I coverage provided by the clubs is on a mutual basis and we are subject to additional premium calls in the event of a catastrophic loss incurred by any member of the 13 P&I clubs, whereby the reinsurance limits purchased by the IG are exhausted. We are also subject to additional premium calls based on investment and underwriting shortfalls experienced by our own individual insurers.
We maintain war risk insurance for legal liability to crew, guests and other third parties as well as for loss or damage to our vessels arising from acts of war, including invasion, insurrection, terrorism, rebellion, piracy and hijacking. Our primary war risk coverage is provided by a Norwegian war risk insurance association and our excess war risk insurance is provided by our four P&I clubs. Consistent with most marine war risk policies, our coverage is subject to cancellation in the event of a change in risk. In the event of a war between major powers, our primary policies terminate after thirty days’ notice and our excess policies terminate immediately. Our excess policies are also subject to cancellation after a notice period of seven days in the event of other changes in risk. These notice periods allow for premiums to be renegotiated based on changes in risk.

Insurance coverage for other exposures, such as shoreside property and casualty, passenger off-vessel, directors and officers and network security and privacy, are maintained with various global insurance companies.
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
Trademarks
We own a number of registered trademarks related to the Royal Caribbean International, Celebrity Cruises, Azamara Club Cruises and Silversea Cruises cruise brands. The registered trademarks include the name “Royal Caribbean International” and its crown and anchor logo, the name “Celebrity Cruises” and its “X” logo, the name “Azamara Club Cruises” and its globe with an “A” logo, the name “Silversea Cruises” and its logo, and the names of various cruise ships, as well as loyalty program names, ship venues and other marketing programs. We believe our largest brands' trademarks are widely recognized throughout the world and have considerable value. The duration of trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.
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
All of our operations and ships are regularly audited by various national authorities, and we are required to maintain the relevant certificates of compliance with the ISM Code.

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
The Cruise Vessel Security and Safety Act of 2010, which applies to passenger vessels which embark or include port stops within the United States, requires the implementation of certain safety design features as well as the establishment of practices for the reporting of and dealing with allegations of crime. The cruise industry supported this legislation and we believe that our internal standards are generally as strict or stricter than the law requires. A few provisions of the law call for regulations which have not yet been finalized. We do not expect the proposed regulations will have a material impact to our operations.
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
The MARPOL Regulations impose global limitations on the sulfur content of emissions emitted by ships operating worldwide to 3.5%, which will be further reduced to 0.5% beginning in January 2020. We do not expect this reduced limitation will have a material impact to our results of operations largely due to a number of mitigating steps we have taken over the last several years, including equipping all of our new ships delivered during or after 2014 with advanced emissions purification ("AEP") systems covering all engines and actively developing and testing AEP systems on the majority of our remaining fleet.
The MARPOL Regulations also establish special Emission Control Areas (‘‘ECAs’’) with stringent limitations on sulfur emissions in these areas. There are four established ECAs that restrict sulfur emissions: the Baltic Sea, the North Sea/English Channel, certain waters surrounding the North American coast, and the waters surrounding Puerto Rico and the U.S. Virgin Islands (the “Caribbean ECA”). Ships operating in these sulfur ECAs have been required to reduce their emissions sulfur content from 1.0% to 0.1%. This reduction has not had a significant impact on our results of operations to date due to the mitigating steps described above.
We continue to implement our AEP system strategy both for our ships on order and for the majority of the ships on our fleet. As our new ships are delivered, they will provide us with additional operational and deployment flexibility. From 2014 to 2017, we had in place exemptions for 19 of our ships which applied while they were sailing in the North American and Caribbean ECAs. These exemptions delayed the requirement to comply with the additional sulfur content reduction pending our continued development and deployment of AEP systems on these ships. By the end of 2018, we completed installations on all ships covered by the exemptions. We believe that the learning from our existing endeavors as well as our further efforts with regards to this technology will allow us to continue an effective AEP system retrofit strategy for our fleet.
All new ships that began construction after January 1, 2016 are required to meet more stringent nitrogen oxide emission limits when operating within the North American and U.S. Caribbean Sea ECA. We comply with these rules for those relevant ships in service. All of our ships under construction are being built to comply with these rules. These rules have not had and are not expected to have a significant impact to our operations or costs.
Effective July 1, 2015, the European Commission adopted legislation that requires cruise ship operators with ships visiting ports in the European Union to monitor and report on the ship’s annual carbon dioxide emissions starting in 2018. Compliance with this regulation did not have a material impact to our costs or results of operations in 2018. Additionally, in 2019, the IMO's monitoring and reporting system (IMO data and collection system), which is applicable to all ship itineraries, will enter into force. While we do not expect compliance with either of these regulations to materially impact our costs or results of operations, the legislations both present the new monitoring and reporting requirements as the first step of a staged approach, which could ultimately result in additional costs or charges associated with carbon dioxide emissions.
The IMO Ballast Water Management Convention, which came in effect in 2017, requires ships that carry and discharge ballast water to meet specific discharge standards by installing Ballast Water Treatment Systems within the next five years. Compliance with this regulation has not had a material effect on our results of operations and we do not expect the continuing compliance with this regulation to have a material effect on our results of operations.
Refer to Item 1A. Risk Factors - "Environmental, labor, health and safety, financial responsibility and other maritime regulations could affect operations and increase costs" for further discussion of the risks associated with the regulations discussed above.
Consumer Financial Responsibility Regulations
We are required to obtain certificates from the United States Federal Maritime Commission relating to our ability to satisfy liability in cases of non-performance of obligations to guests, as well as casualty and personal injury. As a condition to obtaining the required certificates, we generally arrange through our insurers for the provision of surety for our ship-operating companies. The required amount is currently $30.0 million per operator and is subject to additional consumer price index based adjustments.
We are also required by the United Kingdom, Norway, Finland and the Baltics to establish our financial responsibility for any liability resulting from the non-performance of our obligations to guests from these jurisdictions. In the United Kingdom we are currently required by the Association of British Travel Agents to provide performance bonds totaling approximately £74 million. The Norwegian Travel Guarantee Fund requires us to maintain performance bonds in varying amounts during the course of the year to cover our financial responsibility in Norway, Finland and the Baltics. These amounts ranged from NOK 44 million to NOK 116 million during 2018.
Certain other jurisdictions also require that we establish financial responsibility to our guests resulting from the non-performance of our obligations; however, the related amounts do not have a material effect on our costs.
Taxation of the Company
The following is a summary of our principal taxes, exemptions and special regimes. In addition to or instead of income taxation, virtually all jurisdictions where our ships call impose some tax or fee, or both, based on guest headcount, tonnage or some other measure. We also collect and remit value added tax (VAT) or sales tax in many jurisdictions where we operate.
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

Application of Section 883 of the Internal Revenue Code
We, Celebrity Cruises, Inc. and Silversea Cruises Ltd. are engaged in a trade or business in the United States, and many of our ship-owning subsidiaries, depending upon the itineraries of their ships, receive income from sources within the United States. Additionally, our United Kingdom tonnage tax company is a ship-operating company classified as a disregarded entity for U.S. federal income tax purposes that may earn U.S. source income. Under Section 883 of the Internal Revenue Code, certain foreign corporations may exclude from gross income (and effectively from branch profits tax as such earnings do not give rise to effectively connected earnings and profits) U.S. source income derived from or incidental to the international operation of a ship or ships, including income from the leasing of such ships.
A foreign corporation will qualify for the benefits of Section 883 if, in relevant part: (1) the foreign country in which the foreign corporation is organized grants an equivalent exemption to corporations organized in the United States; and (2) the stock of the corporation (or the direct or indirect corporate parent thereof) is “primarily and regularly traded on an established securities market” in the United States. In the opinion of our U.S. tax counsel, Drinker Biddle & Reath LLP, based on the representations and assumptions set forth in that opinion, we, Celebrity Cruises Inc., and our ship-owning subsidiaries with U.S. source shipping income qualify for the benefits of Section 883 because we and each of those subsidiaries are incorporated in Liberia, which is a qualifying country, and our common stock is primarily and regularly traded on an established securities market in the United States (i.e., we are a "publicly traded" corporation). In addition, in the opinion of Drinker Biddle and Reath LLP, based on the representations and assumptions set forth in that opinion, Silversea Cruises Ltd. and its ship-owning subsidiaries with U.S. source shipping income qualify for the benefits of Section 883 because Silversea Cruises Ltd. and each of those subsidiaries is incorporated in Bahamas, which is a qualifying country, and more than 50% of Silversea Cruises Ltd.’s shares were indirectly owned (through a number of intermediary non U.S. companies) by a qualifying individual, and such individual and intermediary entities have complied with the relevant document requirements. If, in the future, (1) Liberia or Bahamas no longer qualify as equivalent exemption jurisdictions, and we do not reincorporate in a jurisdiction that does qualify for the exemption, or (2) we fail to qualify as a publicly traded corporation, we and all of our ship-owning or operating subsidiaries that rely on Section 883 to exclude qualifying income from gross income would be subject to U.S. federal income tax on their U.S. source shipping income and income from activities incidental thereto.
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
Taxation in the Absence of an Exemption Under Section 883
If we, the operator of our vessels, Celebrity Cruises Inc., Silversea Cruises Ltd., or our ship-owning subsidiaries were to fail to meet the requirements of Section 883 of the Internal Revenue Code, or if the provision was repealed, then, as explained below, such companies would be subject to U.S. income taxation on a portion of their income derived from or incidental to the international operation of our ships.
Because we, Celebrity Cruises Inc. and Silversea Cruises Ltd. conduct a trade or business in the United States, we, Celebrity Cruises Inc. and Silversea Cruises Ltd. would be taxable at regular corporate rates on our separate company taxable income (i.e., without regard to the income of our ship-owning subsidiaries) on income which is effectively connected with our U.S. trade or business (generally only income from U.S. sources). In addition, if any of our earnings and profits effectively connected with our U.S. trade or business were withdrawn, or were deemed to have been withdrawn, from our U.S. trade or business, those withdrawn amounts would be subject to a “branch profits” tax at the rate of 30%. We, Celebrity Cruises Inc. and Silversea Cruises Ltd. would also be potentially subject to tax on portions of certain interest paid by us at rates of up to 30%.
If Section 883 were not available to our ship-owning subsidiaries, each such subsidiary would be subject to a special 4% tax on its U.S. source gross transportation income, if any, each year because it does not have a fixed place of business in the United States and its income is derived from the leasing of a ship.
Other United States Taxation
We, Celebrity Cruises Inc. and Silversea Cruises Ltd. earn U.S. source income from activities not considered incidental to international shipping. The tax on such income is not material to our results of operation for all years presented.
State Taxation
We, Celebrity Cruises Inc., Silversea Cruises Ltd. and certain of our subsidiaries are subject to various U.S. state income taxes which are generally imposed on each state’s portion of the U.S. source income subject to federal income taxes. Additionally, the state of Alaska subjects an allocated portion of the total income of companies doing business in Alaska and certain other affiliated companies to Alaska corporate state income taxes and also imposes a 33% tax on adjusted gross income from onboard gambling activities conducted in Alaska waters. This did not have a material impact to our results of operations for all years presented.
2017 Tax Cuts and Jobs Act
On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. Among other things, the new legislation reduced the federal corporate income tax rate to 21% from 35%, resulting in an immaterial benefit in 2017 related to the reduction of our U.S. deferred tax liability. Although there are a number of provisions which apply to us, there was no material impact to our overall tax expense as a result of the legislation.
Maltese and Spanish Income Taxation
Effective July 31, 2016, we sold 51% of our interest in Pullmantur Holdings S.L. ("Pullmantur Holdings"), the parent company of the Pullmantur brand. We account for our retained investment under the equity method of accounting. There was no tax impact to us as a result of this sale transaction. The surviving Pullmantur company continues to be subject to the tax laws of Spain and Malta, among others.
Under the sale agreement, we remain responsible for pre-sale tax matters with respect to years that are still open under the statute of limitations.
United Kingdom Income Taxation
During the year ended December 31, 2018, we operated 16 ships under the United Kingdom tonnage tax regime (“U.K. tonnage tax”).
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
Relevant shipping profits include income from the operation of qualifying ships and from shipping related activities. Our U.K. income from non-shipping activities which do not qualify under the U.K. tonnage tax regime and which are not considered significant, remain subject to regular U.K. corporate income tax.
Brazilian Income Taxation
Previously, Pullmantur and our U.K. tonnage tax company chartered certain ships to Brazilian subsidiary companies for operations in Brazil. Both Pullmantur and Royal Caribbean International ceased charters to Brazilian subsidiary companies in January 2016 and March 2016, respectively. While Brazilian charters took place, the Brazilian subsidiaries' earnings were subject to Brazilian taxation which was not considered significant. The charter payments made to the U.K. tonnage tax company and to Pullmantur were exempt from Brazilian income tax under Brazilian domestic law. Additionally, remittances of revenue from sales of certain cruises in the Brazilian market are subject to taxation.
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

Executive Officers of the Company
As of February 22, 2019, our executive officers are:

Name	Age	Position
Richard D. Fain	71	Chairman, Chief Executive Officer and Director
Jason T. Liberty	43	Executive Vice President, Chief Financial Officer
Michael W. Bayley	60	President and Chief Executive Officer, Royal Caribbean International
Lisa Lutoff-Perlo	61	President and Chief Executive Officer, Celebrity Cruises
Lawrence Pimentel	67	President and Chief Executive Officer, Azamara Club Cruises
Harri U. Kulovaara	66	Executive Vice President, Maritime
Bradley H. Stein	63	Senior Vice President, General Counsel, Chief Compliance Officer
Henry L. Pujol	51	Senior Vice President, Chief Accounting Officer
Richard D. Fain has served as a director since 1981 and as our Chairman and Chief Executive Officer since 1988. Mr. Fain is a recognized industry leader, having participated in shipping for over 40 years and having held a number of prominent industry positions, such as Chairman of the Cruise Lines International Association (CLIA), the largest cruise industry trade association. He currently serves as Chairman of the University of Miami Board of Trustees as well as serving on the National Board of the Posse Foundation. He is also former chairman of the Miami Business Forum, the Greater Miami Convention and Visitors Bureau, and the United Way of Miami-Dade.
Jason T. Liberty has been employed by the Company since 2005 and has served as Chief Financial Officer since May 2013. From May 2013 to February 2017, he served as Senior Vice President and Chief Financial Officer, and from February 2017 to May 2018, Mr. Liberty served as Executive Vice President and Chief Financial Officer, in each case overseeing the Company’s Treasury, Accounting, Corporate, Strategic and Revenue Planning, Corporate Development, Deployment, Internal Audit and Investor Relations functions. Since May 2018, in addition to the above functions, he has also overseen the Company’s Information Technology, Supply Chain, Risk Management, Legal and Port Operations functions. Prior to his role as Chief Financial Officer, Mr. Liberty served as Senior Vice President, Strategy and Finance from September 2012 through May 2013, overseeing the Company’s Corporate and Strategic Planning, Treasury, Investor Relations and Deployment functions. Prior to this, Mr. Liberty served, from 2010 through 2012, as Vice President of Corporate and Revenue Planning and, from 2008 to 2010, as Vice President of Corporate and Strategic Planning. Before joining Royal Caribbean, Mr. Liberty was a Senior Manager at the international public accounting firm of KPMG LLP.
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
We are exposed to market risk attributable to changes in foreign currency exchange rates, fuel prices and interest rates. Significant changes in any of the foregoing could have a material impact on our financial results, net of the impact of our hedging activities and natural offsets. Our operating results have been and will continue to be impacted, often significantly, by changes in each of these factors. The value of our earnings in foreign currencies is adversely impacted by a strong United States dollar. In addition, any significant increase in fuel prices could materially and adversely affect our business as fuel prices not only impact our fuel costs, but also some of our other expenses, such as crew travel, freight and commodity prices. Also, a significant increase in interest rates could materially impact the cost of our floating rate debt. Furthermore, regulatory changes, such as the announcement of the United Kingdom’s Financial Conduct Authority to phase out LIBOR by the end of 2021, may adversely affect our portfolio of floating-rate debt and interest rate derivatives. If LIBOR ceases to exist, we may need to renegotiate any credit agreements or interest rate derivatives agreements extending beyond 2021 that utilize LIBOR as a factor in determining the interest rate or hedge rate, which could adversely impact our cost of debt.
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
We have operations in and source passengers from the United Kingdom and other member countries of the European Union. In March 2017, the United Kingdom notified the European Council of its intent to withdraw from the European Union. Since the initial referendum in June 2016, the expected withdrawal has resulted in increased volatility in the global financial markets and, in particular, in global currency exchange rates. The expected withdrawal could potentially adversely affect tax, legal and regulatory regimes to which our business in the region is subject. The expected withdrawal could also, among other potential outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the European Union. Further, as the expected withdrawal approaches, continued uncertainty around these issues could lead to adverse effects on the economy of the United Kingdom, including the value of the British Pound, and the other economies in which we operate, making it more difficult to source passengers from these regions. These risks may be exacerbated if a structured withdrawal agreement is not ratified before the March 29, 2019 deadline, and/or if voters of other countries within the European Union similarly elect to exit the European Union in future referendums.
As a global operator, our business may be also impacted by changes in U.S. policy or priorities in areas such as trade, immigration and/or environmental or labor regulations, among others. Depending on the nature and scope of any such changes, they could impact our domestic and international business operations. Any such changes, and any international response to them, could potentially introduce new barriers to passenger or crew travel and/or cross border transactions, impact our guest experience and/or increase our operating costs. For example, we are currently monitoring developments in Venezuela as well as the U.S. government's recent comments regarding its policy towards Cuba and its impact to our business. A significant shift in U.S. policy towards Cuba, including the administration’s possible taking action to limit the ability of companies like us to continue to conduct business in Cuba, and/or a significant deterioration in the Cuban economy could impact our Cuban itineraries and associated ticket and tour revenues.
In addition, the administration has stated it is reviewing whether to continue to suspend the right of private parties to bring litigation under the Helms-Burton Act against companies making unauthorized use of property confiscated by the Cuban government. If such suspension is lifted, monetary and other claims may be brought against us and other companies doing business in Cuba.  Although we believe we have meritorious defenses to any such claims, it is possible that such claims could lead to an adverse impact on our business.

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
Incidents or adverse publicity concerning our ships, port facilities, land destinations and/or passengers or the cruise vacation industry in general, unusual weather conditions and other natural disasters or disruptions could affect our reputation as well as impact our sales and results of operations.
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
Our cruise ships, port facilities and land destinations may also be adversely impacted by weather or natural disasters or disruptions, such as hurricanes. We are often forced to alter itineraries and occasionally cancel a cruise or a series of cruises or to redeploy our ships due to these types of events, which could have an adverse effect on our sales and profitability in the current and future periods. Increases in the frequency, severity or duration of severe weather events, including those related to climate change, could exacerbate their impact and cause further disruption to our operations or make certain destinations less desirable. In addition, these and any other events which impact the travel industry more generally may negatively impact our ability to deliver guests or crew to our cruises and/or interrupt our ability to obtain services and goods from key vendors in our supply chain. Any of the foregoing could have an adverse impact on our results of operations and on industry performance.
An increase in capacity worldwide or excess capacity in a particular market could adversely impact our cruise sales and/or pricing.
Although our ships can be redeployed, cruise sales and/or pricing may be impacted by the introduction of new ships into the marketplace, reductions in cruise capacity, overall market growth and deployment decisions of ourselves and our competitors. As of December 31, 2018, a total of 89 new ships with approximately 198,000 berths are on order for delivery through 2023 in the cruise industry. The further net growth in capacity from these new ships and future orders, without an increase in the cruise industry’s demand and/or share of the vacation market, could depress cruise prices and impede our ability to achieve yield improvement.
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
We believe that port destinations are a major reason why guests choose to go on a particular cruise or on a cruise vacation. The availability of ports and destinations is affected by a number of factors, including existing capacity constraints, constraints related to the size of certain ships, security, environmental and health concerns, adverse weather conditions and natural disasters, financial limitations on port development, exclusivity arrangements that ports may have with our competitors, geopolitical developments, local governmental regulations and local community concerns about port development and other adverse impacts on their communities from additional tourists and overcrowding. In addition, fuel costs may adversely impact the destinations on certain of our itineraries.
Today certain ports and destinations are facing a surge of both cruise and non-cruise tourism which, in certain cases, has fueled anti-tourism sentiments and related countermeasures to limit the volume of tourists allowed in these destinations, including proposed limits on cruise ships and cruise passengers. In 2019, for example, the local government of Dubrovnik, Croatia will cap the number of cruise ships that can dock each day to two and the number of corresponding passengers to 5,000. Similar potential restrictions in ports and destinations such as Barcelona, Venice, Amsterdam and the Norwegian fjords could limit the itinerary and destination options we can offer our passengers going forward.
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
We operate in the vacation market and cruising is one of many alternatives for people choosing a vacation. We therefore risk losing business not only to other cruise lines, but also to other vacation operators, which provide other leisure options, including hotels, resorts, internet-based alternative lodging sites and package holidays and tours.
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
Our debt agreements contain covenants, including covenants restricting our and their ability to take certain actions and financial covenants. Our ability to maintain our credit facilities may also be impacted by changes in our ownership base. More specifically, we may be required to prepay our bank financing facilities if any person acquires ownership of more than 50% of our common stock or, subject to certain exceptions, during any 24-month period, a majority of our board of directors is no longer comprised of individuals who were members of our board of directors on the first day of such period.  Our public debt securities also contain change of control provisions that would be triggered by a third-party acquisition of greater than 50% of our common stock coupled with a ratings downgrade.
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
Our goals call for us to provide high quality products and deliver high quality services. There can be no assurance that we can successfully balance these goals with our cost management and capital allocation strategies. Our business also requires us to make capital allocation decisions, such as ordering new ships, upgrading our existing fleet, enhancing our technology and data capabilities, and expanding our portfolio of land-based assets, based on expected market preferences, competition and projected demand. There can be no assurance that our strategies will be successful, which could adversely impact our business, financial condition and results of operations. Investments in older tonnage, in particular, run the risk of not meeting expected returns and diluting related asset values.
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
As of December 31, 2018, 89% of our shipboard employees were covered by collective bargaining agreements. A dispute under our collective bargaining agreements could result in a work stoppage of those employees covered by the agreements. We may not be able to satisfactorily renegotiate these collective bargaining agreements when they expire. In addition, existing collective bargaining agreements may not prevent a strike or work stoppage on our ships. We may also be subject to or affected by work stoppages unrelated to our business or collective bargaining agreements. Any such work stoppages or potential work stoppages could have a material adverse effect on our financial results, as could a loss of key employees, our inability to recruit or retain qualified personnel or disruptions among our personnel.
Business activities that involve our co-investments with third parties may subject us to additional risks.
Partnerships, joint ventures and other business structures involving our co-investments with third parties generally include some form of shared control over the operations of the business and create additional risks, including the possibility that other investors in such ventures could become bankrupt or otherwise lack the financial resources to meet their obligations, or could have or develop business interests, policies or objectives that are inconsistent with ours. In addition to financial risks, our co-investment activities may also present managerial and operational risks and expose us to reputational or legal concerns. These or other issues related to our co-investments with third parties could adversely impact our operations.

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
We are subject to cyber-attacks. These cyber-attacks can vary in scope and intent from attacks with the objective of compromising our systems, networks and communications for economic gain to attacks with the objective of disrupting, disabling or otherwise compromising our maritime and/or shoreside operations. The attacks can encompass a wide range of methods and intent, including phishing attacks, illegitimate requests for payment, theft of intellectual property, theft of confidential or non-public information, installation of malware, installation of ransomware and theft of personal or business information. The breadth and scope of these attacks, as well as the techniques and sophistication used to conduct these attacks, have grown over time.

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
While we continue to evolve our cyber-security practices in line with our business' reliance on technology and the changing external threat landscape, and we invest time, effort and financial resources to secure our systems, networks and communications, our security measures cannot provide absolute assurance that we will be successful in preventing or responding to all cyber-attacks. For example, in September 2018, we discovered instances of unauthorized access to a number of employee e-mail communications, some of which contained proprietary business and personally identifiable information. We have implemented additional safeguards, and we do not believe that we experienced any material losses related to this incident; however, there can be no assurance that this or any other breach or incident will not have a material impact on our operations and financial results in the future.
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
We are members of four Protection and Indemnity ("P&I") clubs, which are part of a worldwide group of 13 P&I clubs, known as the International Group of P&I Clubs (the “IG”). P&I coverage provided by the clubs is on a mutual basis and we are subject to additional premium calls in the event of a catastrophic loss incurred by any member of the 13 P&I clubs, whereby the reinsurance limits purchased by the IG are exhausted. We are also subject to additional premium calls based on investment and underwriting shortfalls experienced by our own individual insurers.

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
There is increasing global regulatory focus on climate change, greenhouse gas (GHG) and other emissions. These regulatory efforts, both internationally and in the United States are still developing, and we cannot yet determine what the final regulatory programs or their impact will be in any jurisdiction where we do business. However, such climate change-related regulatory activity in the future may adversely affect our business and financial results by requiring us to reduce our emissions, purchase allowances or otherwise pay for our emissions. Such activity may also impact us by increasing our operating costs, including fuel costs.
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
We and a number of our subsidiaries are foreign corporations that derive income from a U.S. trade or business and/or from sources within the United States. Drinker Biddle & Reath LLP, our U.S. tax counsel, has delivered to us an opinion, based on certain representations and assumptions set forth in it, to the effect that this income, to the extent derived from or incidental to the international operation of a ship or ships, is excluded from gross income for U.S. federal income tax purposes pursuant to Section 883 of the Internal Revenue Code. We believe that most of our income (including that of our subsidiaries) is derived from or incidental to the international operation of ships.
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
Our principal executive office and principal shoreside operations are located in leased office buildings at the Port of Miami, Florida. We also lease a number of other offices in the U.S. and throughout Europe, Asia, Mexico, South America and Australia to administer our brand operations globally.
We believe that our facilities are adequate for our current needs and that we are capable of obtaining additional facilities as necessary.
We also operate two private destinations which we utilize as ports-of-call on certain itineraries: (i) an island we own in the Bahamas which we call CocoCay; and (ii) Labadee, a secluded peninsula we lease on the north coast of Haiti.
Item 3.    Legal Proceedings
On September 24, 2018, a proposed class-action lawsuit was filed by Roger and Maureen Carretta against Royal Caribbean Cruises Ltd. d/b/a Royal Caribbean International in the United States District Court for the Southern District of Florida relating to the marketing and sales of our Travel Protection Program. The plaintiffs purported to represent an alleged class of passengers who purchased the Travel Protection Program. The complaint alleged that the Company concealed that it received "kickbacks," in the form of undisclosed commissions on the sale of the travel insurance portion of the product from an underwriter, and allegedly improperly bundled Travel Insurance Policies with non-insurance products. The complaint sought damages in an indeterminate amount. On November 26, 2018, the Court dismissed the entire action with prejudice on the grounds that, among others, the claim was filed beyond the time limitations contained in the passenger ticket contract. Plaintiffs did not appeal the decision and the time period for filing an appeal has lapsed.
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
Holders
As of February 14, 2019, there were 1,398 record holders of our common stock. Since certain of our shares are held by brokers and other institutions on behalf of shareholders, the foregoing number is not representative of the number of beneficial owners.
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
The declaration of dividends shall at all times be subject to the final determination of our board of directors that a dividend is prudent at that time in consideration of the needs of the business. Refer to Note 11. Shareholders' Equity to our consolidated financial statements under Item 8. Financial Statements and Supplemental Data for further information on dividends declared.
Share Repurchases
During the quarter ended December 31, 2018, there were no common stock repurchases.
As of December 31, 2018, we have approximately $700.0 million that remains available for future common stock repurchase transactions under a 24-month common stock repurchase program for up to $1.0 billion authorized by our board of directors on May 9, 2018. Refer to Note 11. Shareholders' Equity to our consolidated financial statements under Item 8. Financial Statements and Supplemental Data for further information.

Performance Graph
The following graph compares the total return, assuming reinvestment of dividends, on an investment in the Company, based on performance of the Company's common stock, with the total return of the Standard & Poor's 500 Composite Stock Index ("S&P 500") and the Dow Jones United States Travel and Leisure Index for a five year period by measuring the changes in common stock prices from December 31, 2013 to December 31, 2018.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Royal Caribbean Cruises Ltd., the S&P 500 Index and the Dow Jones U.S. Travel & Leisure Index

$300
$250
$200
$150
$100
$50
12/13
12/14
12/15
12/16
12/17
12/18
Royal Caribbean Cruises Ltd.
S&P 500
Dow Jones U.S. Travel & Leisure

	12/13	12/14	12/15	12/16	12/17	12/18
Royal Caribbean Cruises Ltd.	100.00	176.94	220.72	182.99	271.25	227.46
S&P 500	100.00	113.69	115.26	129.05	157.22	150.33
Dow Jones U.S. Travel & Leisure	100.00	116.37	123.23	132.56	164.13	154.95
The stock performance graph assumes for comparison that the value of the Company's common stock and of each index was $100 on December 31, 2013 and that all dividends were reinvested. Past performance is not necessarily an indicator of future results.

Item 6.    Selected Financial Data
The selected consolidated financial data presented below for the years ended December 31, 2014 through December 31, 2018 and as of the end of each such year, except for Adjusted Net Income amounts, are derived from our audited consolidated financial statements and should be read in conjunction with those financial statements and the related notes as well as in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,
	2018 (1)	2017	2016	2015	2014
	(in thousands, except per share data)
Operating Data:
Total revenues	$9,493,849	$8,777,845	$8,496,401	$8,299,074	$8,073,855
Operating Income	$1,894,801	$1,744,056	$1,477,205	$874,902	$941,859
Net Income	$1,815,792	$1,625,133	$1,283,388	$665,783	$764,146
Net Income attributable to Royal Caribbean Cruises Ltd.	$1,811,042	$1,625,133	$1,283,388	$665,783	$764,146
Adjusted Net Income attributable to Royal Caribbean Ltd.(2) (3) (4) (5)	$1,873,363	$1,625,133	$1,314,689	$1,065,066	$755,729
Per Share Data—Basic:
Net Income attributable to Royal Caribbean Cruises Ltd.	$8.60	$7.57	$5.96	$3.03	$3.45
Adjusted Net Income attributable to Royal Caribbean Cruises Ltd.	$8.90	$7.57	$6.10	$4.85	$3.41
Weighted-average shares	210,570	214,617	215,393	219,537	221,658
Per Share Data—Diluted:
Net Income attributable to Royal Caribbean Cruises Ltd.	$8.56	$7.53	$5.93	$3.02	$3.43
Adjusted Net Income attributable to Royal Caribbean Cruises Ltd.	$8.86	$7.53	$6.08	$4.83	$3.39
Weighted-average shares and potentially dilutive shares	211,554	215,694	216,316	220,689	223,044
Dividends declared per common share	$2.60	$2.16	$1.71	$1.35	$1.10
Balance Sheet Data:
Total assets (6)	$27,698,270	$22,360,926	$22,310,324	$20,782,043	$20,524,060
Total debt, including commercial paper and capital leases	$10,777,699	$7,539,451	$9,387,436	$8,527,243	$8,254,818
Common stock	$2,358	$2,352	$2,346	$2,339	$2,331
Total shareholders' equity	$11,105,461	$10,702,303	$9,121,412	$8,063,039	$8,284,359
___________________________________________________________________

(1)
On July 31, 2018, we acquired a 66.7% equity stake in Silversea Cruise Holding Ltd ("Silversea Cruises"). Refer to Note 3. Business Combination to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for information on the Silversea Cruises acquisition.

(2)
For 2018, 2017 and 2016, refer to Financial Presentation and Results of Operations under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for the definition of Adjusted Net Income and a reconciliation of Adjusted Net Income to Net income.

(3)	Amount for 2017 includes a gain of $30.9 million related to the sale of Legend of the Seas.

(4)	Amount for 2015 excludes the impairment of Pullmantur related assets of $399.3 million.

(5)
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

(6)
We reclassified prepaid commissions of $64.6 million from Customer deposits to Prepaid expenses and other assets in our consolidated balance sheet as of December 31, 2017 in order to conform to the current year presentation.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Concerning Forward-Looking Statements
The discussion under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document, including, for example, under the "Risk Factors" and "Business" captions, includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance (including our expectations for the first quarter and full year of 2019 and our earnings and yield estimates for 2019 set forth under the heading "Outlook" below), business and industry prospects or future results of operations or financial position, made in this Annual Report on Form 10-K are forward-looking. Words such as "anticipate," "believe," "could," "estimate," "expect," "goal," "intend," "may," "plan," "project," "seek," "should," "will," "driving" and similar expressions are intended to further identify any of these forward-looking statements. Forward-looking statements reflect management's current expectations but they are based on judgments and are inherently uncertain. Furthermore, they are subject to risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to, those discussed in this Annual Report on Form 10-K and, in particular, the risks discussed under the caption "Risk Factors" in Part I, Item 1A of this report.
All forward-looking statements made in this Annual Report on Form 10-K speak only as of the date of this document. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
The discussion and analysis of our financial condition and results of operations have been organized to present the following:

•	a review of our critical accounting policies and of our financial presentation, including discussion of certain operational and financial metrics we utilize to assist us in managing our business;

•	a discussion of our results of operations for the year ended December 31, 2018 compared to the same period in 2017 and the year ended December 31, 2017 compared to the same period in 2016;

•	a discussion of our business outlook, including our expectations for selected financial items for the first quarter and full year of 2019; and

•	a discussion of our liquidity and capital resources, including our future capital and contractual commitments and potential funding sources.
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
We believe we have made reasonable estimates for ship accounting purposes. However, should certain factors or circumstances cause us to revise our estimates of ship useful lives or projected residual values, depreciation expense could be materially higher or lower. If circumstances cause us to change our assumptions in making determinations as to whether ship improvements should be capitalized, the amounts we expense each year as repairs and maintenance costs could increase, partially offset by a decrease in depreciation expense. If we had reduced our estimated average ship useful life by one year, depreciation expense for 2018 would have increased by approximately $63.8 million. If our ships were estimated to have no residual value, depreciation expense for 2018 would have increased by approximately $243.0 million.
Business Combinations
On July 31, 2018, we acquired a 66.7% equity stake in Silversea Cruises for $1.02 billion in cash and contingent consideration. Refer to Note 3. Business Combination to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information on the acquisition
We account for business combinations in accordance with ASC 805, Business Combinations, by applying the acquisition method of accounting. The acquisition method of accounting requires that we record the assets acquired and liabilities assumed, and the noncontrolling interest, if any, at their respective fair values at the acquisition date. Goodwill is recognized as the excess of the purchase price over the fair value of the net assets acquired. Significant estimates and assumptions are made by management to value such assets and liabilities based on third party valuations such as appraisals or internal valuations based on discounted cash flow analyses or other valuation techniques. Although we believe that those estimates and assumptions are reasonable and appropriate, they are inherently uncertain and subject to change. If during the measurement period (not to exceed one year), additional information is obtained about facts and circumstances that existed as of the acquisition date related to the fair value of the assets acquired and liabilities assumed, we may adjust our estimates to account for subsequent adjustments to the provisional amounts recognized at the acquisition date, resulting in an offsetting adjustment to the goodwill associated with the business acquired.
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
The impairment review for indefinite-life intangible assets consists of a comparison of the fair value of the asset with its carrying amount. We estimate the fair value of these assets using a discounted cash flow model and various valuation methods depending on the nature of the intangible asset, such as the relief-from-royalty method for trademarks and trade names. If the carrying amount exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. If the fair value exceeds its carrying amount, the indefinite-life intangible asset is not considered impaired. As of December 31, 2018, the carrying amount of indefinite-life intangible assets was $351.7 million, which primarily relates to the Silversea Cruises trade name acquired in the Silversea Cruises acquisition. Other intangible assets assigned finite useful lives are amortized on a straight-line basis over their estimated useful lives. Refer to Note 6, Intangible

Assets to our consolidated financial statements under Item 8. Financial Statements and Supplemental Data for further information on indefinite-life intangible assets.
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
We estimate fair value based on quoted market prices in active markets, if available. If active markets are not available, we base fair value on independent appraisals, sales price negotiations and projected future cash flows discounted at a rate estimated by management to be commensurate with the business risk. Quoted market prices are often not available for individual reporting units and for indefinite-life intangible assets. Accordingly, we estimate the fair value of a reporting unit and an indefinite-life intangible asset using an expected present value technique.
Royal Caribbean International
During the fourth quarter of 2018, we performed a qualitative assessment of the Royal Caribbean International reporting unit. Based on our qualitative assessment, we concluded that it was more-likely-than-not that the estimated fair value of the Royal Caribbean International reporting unit exceeded its carrying value and thus, we did not proceed to the two-step goodwill impairment test. No indicators of impairment exist primarily because the reporting unit's fair value has consistently exceeded its carrying value by a significant margin and forecasts of operating results expected to be generated by the reporting unit appear sufficient to support its carrying value. As of December 31, 2018, the carrying amount of goodwill attributable to our Royal Caribbean reporting unit was $286.7 million.
Silversea Cruises
The goodwill for the Silversea Cruises reporting unit was recorded at fair value at July 31, 2018, the acquisition date. Refer to Note 3. Business Combination to our consolidated financial statements under Item 8. Financial Statements and Supplemental Data for further information on the Silversea Cruises acquisition. During the fourth quarter of 2018, we performed a qualitative assessment of the Silversea Cruises reporting unit. Based on our qualitative assessment, we concluded that it was more-likely-than-not that the estimated fair value of the Silversea Cruises reporting unit exceeded its carrying value and thus, we did not proceed to the two-step goodwill impairment test. No indicators of impairment exist primarily because forecasts of operating results expected to be generated by the reporting unit appear sufficient to support its carrying value. As of December 31, 2018, the carrying amount of goodwill attributable to our Silversea Cruises reporting unit was $1.1 billion.
Derivative Instruments
We enter into various forward, swap and option contracts to manage our interest rate exposure and to limit our exposure to fluctuations in foreign currency exchange rates and fuel prices. These instruments are recorded on the balance sheet at their fair value and the vast majority are designated as hedges. We also use non-derivative financial instruments designated as hedges of our net investment in our foreign operations and investments. Although certain of our derivative financial instruments do not qualify or are not accounted for under hedge accounting, we do not hold or issue derivative financial instruments for trading or other speculative purposes. We account for derivative financial instruments in accordance with authoritative guidance. Refer to Note 2. Summary of Significant Accounting Policies and Note 17. Fair Value Measurements and Derivative Instruments to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for more information on related authoritative guidance, the Company's hedging programs and derivative financial instruments.
On a regular basis, we enter into foreign currency forward contracts, interest rate and fuel swaps and options with third-party institutions in over-the-counter markets. We estimate the fair value of our foreign currency forward contracts and interest rate swaps using expected future cash flows based on the instruments' contract terms and published forward prices for foreign currency exchange and interest rates. We apply present value techniques and LIBOR or EURIBOR-based discount rates to convert the expected future cash flows to the current fair value of the instruments.

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
We believe it is unlikely that materially different estimates for the fair value of our foreign currency forward contracts and interest rate and fuel swaps and options would be derived from other appropriate valuation models using similar assumptions, inputs or conditions suggested by actual historical experience.
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
Adjusted Earnings per Share ("Adjusted EPS") represents Adjusted Net Income attributable to Royal Caribbean Cruises Ltd. divided by weighted average shares outstanding or by diluted weighted average shares outstanding, as applicable. We believe that this non-GAAP measure is meaningful when assessing our performance on a comparative basis.
Adjusted Net Income attributable to Royal Caribbean Cruises Ltd. ("Adjusted Net Income") represents net income less net income attributable to noncontrolling interest excluding certain items that we believe adjusting for is meaningful when assessing our performance on a comparative basis. For the periods presented, these items included (i) the impairment loss related to Skysea Holding, (ii) the impairment loss and other costs related to the exit of our tour operations business, (iii) the transaction costs related to the Silversea Cruises acquisition, (iv) the amortization of the Silversea Cruises intangible assets resulting from the acquisition, (v) the noncontrolling interest adjustment to exclude the impact of the contractual accretion requirements associated with the put option held by Silversea Cruises Group Ltd.'s noncontrolling interest, (vi) the impact of the change in accounting principle related to the recognition of stock-based compensation expense from the graded attribution method to the straight-line attribution method for time-based stock awards, (vii) the net loss related to the elimination of the Pullmantur reporting lag, (viii) the net gain related to the 51% sale of the Pullmantur and CDF Croisières de France ("CDF") brands, (ix) the restructuring charges and other initiative costs related to our Pullmantur right-sizing strategy and (x) other restructuring initiatives.
Available Passenger Cruise Days ("APCD") is our measurement of capacity and represents double occupancy per cabin multiplied by the number of cruise days for the period, which excludes canceled cruise days and drydock days. We use this measure to perform capacity and rate analysis to identify our main non-capacity drivers that cause our cruise revenue and expenses to vary.
Gross Cruise Costs represent the sum of total cruise operating expenses plus marketing, selling and administrative expenses. For the periods presented, Gross Cruise Costs exclude the impairment loss and other costs related to the exit of our tour operations business, the transaction costs related to the Silversea Cruises acquisition, the impact of the change in accounting principle related to the recognition of stock-based compensation expense from the graded attribution method to the straight-line attribution method for time-based stock awards and restructuring charges, which were included within Marketing, selling and administrative expenses.
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
We have not provided a quantitative reconciliation of (i) projected Total revenues to projected Net Revenues, (ii) projected Gross Yields to projected Net Yields, (iii) projected Gross Cruise Costs to projected Net Cruise Costs and projected Net Cruise Costs Excluding Fuel and (iv) projected Net Income attributable to Royal Caribbean Cruises Ltd. and Earnings per Share to projected Adjusted Net Income and Adjusted Earnings per Share because preparation of meaningful GAAP projections of Total revenues, Gross Yields, Gross Cruise Costs, Net Income attributable to Royal Caribbean Cruises Ltd. and Earnings per Share would require unreasonable effort. Due to significant uncertainty, we are unable to predict, without unreasonable effort, the future movement of foreign exchange rates, fuel prices and interest rates inclusive of our related hedging programs. In addition, we are unable to determine the future impact of restructuring expenses or other non-core business related gains and losses which may result from strategic initiatives. These items are uncertain and could be material to our results of operations in accordance with GAAP. Due to this uncertainty, we do not believe that reconciling information for such projected figures would be meaningful.

Executive Overview
Our 2018 net income was $1.8 billion, or $8.56 per diluted share, compared to $1.6 billion, or $7.53 per diluted share, in 2017. Adjusted Net Income for 2018 was $1.9 billion, or $8.86 per diluted share, compared to $1.6 billion, or $7.53 per diluted share, in 2017. Adjusted EPS for 2018 represents the fifth straight year we achieved double digit earnings growth with an 18% increase compared to 2017.
Additionally, Net Yields on a Constant-Currency basis increased for the ninth consecutive year. For the year ended December 31, 2018, our Net Yields on a Constant-Currency basis increased by 4.4%, primarily driven by increases in both ticket and onboard yields. Net onboard revenue yield in 2018 grew by 5.1% year-over-year on a Constant Currency basis. Growth came from a variety of revenue enhancing initiatives, including beverage package sales and promotions, gaming initiatives and new strategies and promotions on our shore excursions, specialty restaurants and Internet services.
We remain dedicated to finding efficiencies, identifying synergies and reducing costs, while at the same time, focusing on strategic investments in areas that will boost revenue. In 2018, our Net Cruise Costs Excluding Fuel increased by 4.1% on a Constant Currency basis compared to 2017.
The Company remains focused on improving returns for our shareholders. In 2018, we bought back $575 million shares of common stock and we have $700 million remaining under our $1.0 billion share repurchase program that was announced in May 2018. Consistent with our earnings growth, we also announced a 17% increase to our common stock dividend, our sixth consecutive year with a dividend increase.
For the first time in our history, in 2018, three of our Global Brands each welcomed a ship. Royal Caribbean International welcomed newbuild Symphony of the Seas in March; Azamara Club Cruises welcomed Azamara Pursuit in September; and Celebrity Cruises welcomed newbuild Celebrity Edge in November. Also in 2018, TUI Cruises, our 50% joint venture, took delivery of a new Mein Schiff 1.
In addition, in July 2018, we acquired a 66.7% equity stake in Silversea Cruises, an ultra-luxury and expedition cruise line with nine ships. This acquisition enhances our presence in the ultra-luxury and expedition markets and provide us with an opportunity to drive long-term capacity growth in these markets.
In 2019, we expect our capacity to increase by 8.6% as each of the ships added to our Global Brands' fleet in 2018 will have it first full year of sailings. In addition, our Royal Caribbean brand will welcome Spectrum of the Seas, our first ship tailored to the Chinese market, which will expand our commitment to that market. In the second quarter of 2019, our Celebrity Cruises brand will welcome Celebrity Flora, the brand's first newbuild designed specifically for the Galapagos Islands. Additionally, we will have our first full year with Silversea Cruises and will launch Perfect Day at CocoCay in Spring 2019, the first development in our Perfect Day Island Collection.
From an offering perspective, we are expanding our short Caribbean program that includes the newly modernized Mariner of the Seas and the soon-to-be modernized Navigator of the Seas. We are also improving our Alaska itineraries to include larger ships for both our Royal Caribbean International and Celebrity Cruises brands. Additionally, Silversea Cruises' newest ship, the Silver Muse, will be in Alaska and Azamara will have its first Alaskan season.

Results of Operations
In addition to the items discussed above under "Executive Overview," significant items for 2018 include:

•
Our Net Income attributable to Royal Caribbean Cruises Ltd. and Adjusted Net Income for the year ended December 31, 2018 was $1.8 billion and $1.9 billion, or $8.56 and $8.86 per share on a diluted basis, respectively, as compared to both Net Income attributable to Royal Caribbean Cruises Ltd. and Adjusted Net Income of $1.6 billion, or $7.53 per share on a diluted basis, respectively, for the year ended December 31, 2017.

•
Total revenues, excluding the effect of changes in foreign currency rates, increased by $704.9 million for the year ended December 31, 2018 compared to the same period in 2017 primarily due to an increase in capacity and an increase in ticket prices and onboard spending on a per passenger basis, which are further discussed below.

•
The effect of changes in foreign currency exchange rates related to our passenger ticket and onboard and other revenue transactions, denominated in currencies other than the United States dollar, resulted in an increase in total revenues of $11.1 million for the year ended December 31, 2018 compared to the same period in 2017.

•
Total cruise operating expenses, excluding the effect of changes in foreign currency rate, increased by $357.5 million for the year ended December 31, 2018 compared to the same period in 2017, primarily due to an increase in capacity, which is further discussed below.

•
The effect of changes in foreign currency exchange rates related to our cruise operating expenses, denominated in currencies other than the United States dollar, resulted in an increase in total operating expenses of $8.1 million for the year ended December 31, 2018 compared to the same period in 2017.

•
On July 31, 2018, we acquired a 66.7% equity stake in Silversea Cruises for $1.02 billion in cash and contingent consideration payable upon achievement of certain 2019-2020 performance metrics by Silversea Cruises. Due to the three-month reporting lag, our consolidated results of operations for the year ended December 31, 2018 only include results for August and September 2018 for Silversea Cruises. Refer to Note 1. General and Note 3. Business Combination to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information on the three-month reporting lag and the Silversea Cruises acquisition.

Other items for 2018 include:

•
In March 2018, we took delivery of Symphony of the Seas. To finance the purchase, we borrowed $1.2 billion under a previously committed unsecured term loan. Refer to Note 9. Debt to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information. The ship entered service at the end of the first quarter of 2018.

•	In March 2018, we completed the purchase of Azamara Pursuit, which entered service during the third quarter of 2018.

•
In April 2018, TUI Cruises, our 50% joint venture, took delivery of a new Mein Schiff 1 and also sold the original Mein Schiff 1 to an affiliate of TUI AG. Due to the sale of the original Mein Schiff 1, we recognized a gain of $21.8 million for the year ended December 31, 2018 related to our deferred gain from the 2009 sale of this ship to TUI Cruises. Refer to Note 8. Other Assets to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information.

•
In October 2018, we took delivery of Celebrity Edge. To finance the purchase, we borrowed $729.0 million under a previously committed unsecured term loan. Refer to Note 9. Debt to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information. The ship entered service in December 2018.

•
For the year ended December 31, 2018, we recognized an impairment loss of $23.3 million related to the Skysea Holding investment, debt facility and other receivables due, which is reported within Other income

(expense) within our consolidated statements of comprehensive income (loss). Refer to Note 8. Other Assets to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information on the impairment.
We reported Net Income attributable to Royal Caribbean Cruises Ltd, Adjusted Net Income, earnings per share and Adjusted Earnings per Share as shown in the following table (in thousands, except per share data):

	Year Ended December 31,
	2018	2017	2016
Net Income attributable to Royal Caribbean Cruises Ltd.	$1,811,042	$1,625,133	$1,283,388
Adjusted Net Income attributable to Royal Caribbean Cruises Ltd.	1,873,363	1,625,133	1,314,689
Net Adjustments to Net Income attributable to Royal Caribbean Cruises Ltd. - Increase	$62,321	$—	$31,301
Adjustments to Net Income attributable to Royal Caribbean Cruises Ltd.:
Impairment loss related to Skysea Holding (1)	$23,343	$—	$—
Impairment and other costs related to exit of tour operations business (2)	11,255	—	—
Transaction costs related to the Silversea Cruises acquisition (3)	31,759	—	—
Amortization of Silversea Cruises intangible assets resulting from the acquisition (3)	2,046	—	—
Noncontrolling interest adjustment (4)	3,156	—	—
Impact of change in accounting principle (5)	(9,238)	—	—
Net loss related to the elimination of the Pullmantur reporting lag	—	—	21,656
Net gain related to the sale of the Pullmantur and CDF Croisières de France brands	—	—	(3,834)
Restructuring charges	—	—	8,452
Other initiative costs	—	—	5,027
Net Adjustments to Net Income attributable to Royal Caribbean Cruises Ltd. - Increase	$62,321	$—	$31,301

Basic:
Earnings per Share	$8.60	$7.57	$5.96
Adjusted Earnings per Share	$8.90	$7.57	$6.10

Diluted:
Earnings per Share	$8.56	$7.53	$5.93
Adjusted Earnings per Share	$8.86	$7.53	$6.08

Weighted-Average Shares Outstanding:
Basic	210,570	214,617	215,393
Diluted	211,554	215,694	216,316

(1)	Refer to Note 8. Other Assets to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for information on the impairment loss related to Skysea Holding.

(2)
In 2014, we created a tour operations business that focused on developing, marketing and selling land based tours around the world through an e-commerce platform. During the second quarter of 2018, we decided to cease operations and exit this business. As a result, we incurred exit costs, primarily consisting of fixed asset impairment charges and severance expense.

(3)	Refer to Note 3. Business Combination to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for information on the Silversea Cruises acquisition.

(4)
Adjustment made to exclude the impact of the contractual accretion requirements associated with the put option held by Silversea Cruises Group Ltd.'s noncontrolling interest. Refer to Note 10. Noncontrolling Interest to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information on noncontrolling interest.

(5)
In January 2018, we elected to change our accounting policy for recognizing stock-based compensation expense from the graded attribution method to the straight-line attribution method for time-based stock awards. Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information on our accounting policy.

The following table presents operating results as a percentage of total revenues for the last three years:

	Year Ended December 31,
	2018	2017	2016
Passenger ticket revenues	71.5%	71.9%	72.4%
Onboard and other revenues	28.5%	28.1%	27.6%
Total revenues	100.0%	100.0%	100.0%
Cruise operating expenses:
Commissions, transportation and other	15.1%	15.5%	15.9%
Onboard and other	5.7%	5.6%	5.8%
Payroll and related	9.7%	9.7%	10.4%
Food	5.5%	5.6%	5.7%
Fuel	7.5%	7.8%	8.4%
Other operating	12.0%	11.5%	12.8%
Total cruise operating expenses	55.4%	55.8%	59.0%
Marketing, selling and administrative expenses	13.7%	13.5%	13.0%
Depreciation and amortization expenses	10.9%	10.8%	10.5%
Operating income	20.0%	19.9%	17.4%
Other income (expense):
Interest income	0.3%	0.3%	0.2%
Interest expense, net of interest capitalized	(3.5)%	(3.4)%	(3.6)%
Equity investment income	2.2%	1.8%	1.5%
Other income (expense)	0.1%	(0.1)%	(0.4)%
	(0.8)%	(1.4)%	(2.3)%
Net Income	19.1%	18.5%	15.1%
Less: Net Income attributable to noncontrolling interest	0.1%	—%	—%
Net Income attributable to Royal Caribbean Cruises Ltd.	19.1%	18.5%	15.1%
Selected statistical information is shown in the following table:

	Year Ended December 31,
	2018 (1)	2017	2016 (2)
Passengers Carried	6,084,201	5,768,496	5,754,747
Passenger Cruise Days	41,853,052	40,033,527	40,250,557
APCD	38,425,304	36,930,939	37,844,644
Occupancy	108.9%	108.4%	106.4%
___________________________________________________________________

(1)
Due to the three-month reporting lag, these amounts only include August and September 2018 amounts for Silversea Cruises. Refer to Note 1. General and Note 3. Business Combination to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information on the three-month reporting lag and the Silversea Cruises acquisition.

(2)
These amounts do not include November and December 2015 amounts for Pullmantur as the net Pullmantur result for those months was included within Other expense in our consolidated statements of comprehensive income (loss) for the year ended December 31, 2016, as a result of the elimination of the Pullmantur reporting lag, and did not affect Gross Yields, Net Yields, Gross Cruise Costs,

Net Cruise Costs and Net Cruise Costs Excluding Fuel. Additionally, effective August 2016, we no longer include Pullmantur Holdings in these amounts.
Gross Yields and Net Yields were calculated as follows (in thousands, except APCD and Yields):

	Year Ended December 31,
	2018	2018 On a Constant Currency basis	2017	2016
Passenger ticket revenues	$6,792,716	$6,784,937	$6,313,170	$6,149,323
Onboard and other revenues	2,701,133	2,697,798	2,464,675	2,347,078
Total revenues	9,493,849	9,482,735	8,777,845	8,496,401
Less:
Commissions, transportation and other	1,433,739	1,432,267	1,363,170	1,349,677
Onboard and other	537,355	536,941	495,552	493,558
Net revenues including other initiative costs	7,522,755	7,513,527	6,919,123	6,653,166
Less:
Other initiative costs included within Net Revenues	—	—	—	(2,230)
Net Revenues	$7,522,755	$7,513,527	$6,919,123	$6,655,396

APCD	38,425,304	38,425,304	36,930,939	37,844,644
Gross Yields	$247.07	$246.78	$237.68	$224.51
Net Yields	$195.78	$195.54	$187.35	$175.86

Gross Cruise Costs, Net Cruise Costs and Net Cruise Costs Excluding Fuel were calculated as follows (in thousands, except APCD and costs per APCD):

	Year Ended December 31,
	2018	2018 On a Constant Currency basis	2017	2016
Total cruise operating expenses	$5,262,207	$5,254,105	$4,896,579	$5,015,539
Marketing, selling and administrative expenses (1) (2)	1,269,368	1,264,509	1,186,016	1,100,290
Gross Cruise Costs	6,531,575	6,518,614	6,082,595	6,115,829
Less:
Commissions, transportation and other	1,433,739	1,432,267	1,363,170	1,349,677
Onboard and other	537,355	536,941	495,552	493,558
Net Cruise Costs including other initiative costs	4,560,481	4,549,406	4,223,873	4,272,594
Less:
Net gain related to the sale of Pullmantur and CDF Croisières de France brands included within other operating expenses	—	—	—	(3,834)
Other initiative costs included within cruise operating expenses and marketing, selling and administrative expenses	—	—	—	2,433
Net Cruise Costs	4,560,481	4,549,406	4,223,873	4,273,995
Less:
Fuel (3)	710,617	710,621	681,118	713,252
Net Cruise Costs Excluding Fuel	$3,849,864	$3,838,785	$3,542,755	$3,560,743

APCD	38,425,304	38,425,304	36,930,939	37,844,644
Gross Cruise Costs per APCD	$169.98	$169.64	$164.70	$161.60
Net Cruise Costs per APCD	$118.68	$118.40	$114.37	$112.94
Net Cruise Cost Excluding Fuel per APCD	$100.19	$99.90	$95.93	$94.09
___________________________________________________________________

(1)
For the year ended December 31, 2018, the amount does not include transaction costs related to the Silversea Cruises acquisition of $31.8 million, the impairment and other costs related to the exit of our tour operations business of $11.3 million and the impact of the change in accounting principle of $9.2 million related to the recognition of stock-based compensation expense. Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information on the change in an accounting principle.

(2)	For the year ended December 31, 2016, the amount does not include restructuring charges of $8.5 million.

(3)
For the year ended December 31, 2016, the amount does not include fuel expense of $0.4 million included within other initiative costs associated with the redeployment of Pullmantur’s Empress to the Royal Caribbean International brand.

Outlook
The company does not make predictions about fuel pricing, interest rates or currency exchange rates but does provide guidance about its future business activities. On January 30, 2019, we announced the following initial full year and first quarter 2019 guidance based on the then current fuel pricing, interest rates and currency exchange rates:
Full Year 2019

	As Reported	Constant Currency
Net Yields	6.0% to 8.0%	6.5% to 8.5%
Net Cruise Costs per APCD	5.25% to 5.75%	5.5% to 6.0%
Net Cruise Costs per APCD, excluding Fuel	8.25% to 8.75%	8.5% to 9.0%
Capacity Change	8.6%
Depreciation and Amortization	$1,245 to $1,255 million
Interest Expense, net	$393 to $403 million
Fuel Consumption (metric tons)	1,486,300
Fuel Expenses	$690 million
Percent Hedged (fwd consumption)	58%
10% change in Fuel Prices	$37 million
1% Change in Currency	$21 million
1% Change in Net Yields	$87 million
1% Change in NCC x Fuel	$45 million
100 basis pt. Change in LIBOR	$36 million
Adjusted Earnings per Share — Diluted	$9.75 to $10.00
First Quarter 2019

	As Reported	Constant Currency
Net Yields	5.5% to 6.0%	7.5% to 8.0%
Net Cruise Costs per APCD	6.5% to 7.0%	Approx. 7.5%
Net Cruise Costs per APCD, excluding Fuel	9.0% to 9.5%	Approx. 10.0%
Capacity Change	10.8%
Depreciation and Amortization	$289 to $293 million
Interest Expense, net	$91 to $95 million
Fuel Consumption (metric tons)	364,200
Fuel Expenses	$163 million
Percent Hedged (fwd consumption)	57%
10% change in Fuel Prices	$9 million
1% Change in Currency	$4 million
1% Change in Net Yields	$19 million
1% Change in NCC x Fuel	$12 million
100 basis pt. Change in LIBOR	$6 million
Adjusted Earnings per Share — Diluted	Approx. $1.10
Since our earnings release on January 30, 2019, bookings have remained consistent with our previous expectations. Fuel prices and foreign currency exchange rates have fluctuated and are likely to continue to do so. Accordingly, except for the influence of fuel prices and foreign currency exchange rates, our forecast remains essentially unchanged.

Volatility in foreign currency exchange rates affects the United States dollar value of our earnings. Based on our highest net exposure for each quarter and the full year 2019, the top five foreign currencies are ranked below. For example, the Australian Dollar is the most impactful currency in the first and fourth quarters of 2019. Rankings are based on estimated net exposures.

Ranking	Q1	Q2	Q3	Q4	YTD 2019
1	AUD	GBP	GBP	AUD	GBP
2	CAD	CAD	CNH	GBP	AUD
3	GBP	AUD	EUR	EUR	CAD
4	CNH	EUR	CAD	CAD	EUR
5	EUR	CNH	AUD	CNH	CNH
The currency abbreviations above are defined as follows:

Currency Abbreviation	Currency
AUD	Australian Dollar
CAD	Canadian Dollar
CNH	Chinese Yuan
EUR	Euro
GBP	British Pound
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
In this section, references to 2018 refer to the year ended December 31, 2018 and references to 2017 refer to the year ended December 31, 2017.
Revenues
Total revenues for 2018 increased $716.0 million, or 8.2%, to $9.5 billion from $8.8 billion in 2017.
Passenger ticket revenues comprised 71.5% of our 2018 total revenues. Passenger ticket revenues increased by $479.5 million, or 7.6% from 2017. The increase was primarily due to:

•
a 4.0% increase in capacity, which increased Passenger ticket revenues by $255.5 million, primarily due to the addition of Symphony of the Seas in the second quarter of 2018, Azamara Pursuit in the third quarter of 2018 and, to a lesser extent, Celebrity Edge in the fourth quarter of 2018 and the Silversea Cruises fleet, partially offset by the sale of Legend of the Seas in 2017 and additional dry dock days in 2018 compared to 2017. Additionally, 2017 includes the impact of canceled sailings from hurricane-related disruptions which did not recur in 2018;

•
an increase of $216.3 million in ticket prices primarily driven by higher pricing on Asia/Pacific and Europe sailings and the increase to our ticket price on a per passenger basis due to the addition of Symphony of the Seas, Azamara Pursuit, Celebrity Edge and the Silversea Cruises fleet, partially offset by a decrease in pricing on Caribbean sailings; and

•	the favorable effect of changes in foreign currency exchange rates related to our revenue transactions denominated in currencies other than the United States dollar of $7.8 million.
The remaining 28.5% of 2018 total revenues was comprised of Onboard and other revenues, which increased $236.5 million, or 9.6%. The increase in Onboard and other revenues was primarily due to:

•
a $112.5 million increase in onboard revenue attributable to higher spending on a per passenger basis primarily due to our revenue enhancing initiatives, including beverage package sales and promotions, gaming initiatives, and new strategies and promotions on our shore excursions, specialty restaurants and Internet services;

•	a $97.4 million increase attributable to the 4.0% increase in capacity noted above; and

•	a $23.2 million increase in other revenues primarily due to cancellation fees mostly associated with non-refundable deposit promotions and the addition of Silversea Cruises.
Onboard and other revenues included concession revenues of $339.0 million in 2018 and $326.5 million in 2017.
Cruise Operating Expenses
Total cruise operating expenses for 2018 increased $365.6 million, or 7.5%, to $5.3 billion in 2018 from $4.9 billion in 2017. The increase was primarily due to:

•	the 4.0% increase in capacity noted above, which increased cruise operating expenses by $198.6 million;

•	a $30.9 million gain recognized in 2017 resulting from the sale of Legend of the Seas, which did not recur in 2018;

•	a $37.3 million increase in payroll and related expenses primarily driven by Silversea Cruises' higher crew to passenger ratio, an increase in employee bonuses and changes in our gratuity structure;

•	a $23.5 million increase in air expense primarily related to the addition of Silversea Cruises and itinerary changes;

•	a $19.7 million increase in vessel maintenance primarily due to the timing of scheduled drydocks; and

•	an unfavorable effect of changes in foreign currency exchange rates related to our cruise operating expenses denominated in currencies other than the United States dollar of $8.1 million.
Marketing, Selling and Administrative Expenses
Marketing, selling and administrative expenses for 2018 increased $117.1 million, or 9.9%, to $1.3 billion from $1.2 billion in 2017. The increase was primarily due to transaction costs incurred by us related to the Silversea Cruises acquisition, marketing, selling and administrative expenses due to the addition of Silversea Cruises, the impairment and other costs related to the exit of our tour operations business, which occurred in 2018, and an increase in payroll and benefits expense primarily driven by an increase in headcount, partially offset by lower stock prices year over year related to our performance share awards, as well as higher spending on advertisement.
Depreciation and Amortization Expenses
Depreciation and amortization expenses for 2018 increased $82.5 million, or 8.7%, to $1.0 billion. The increase was primarily due to the addition of Symphony of the Seas, Azamara Pursuit and Silversea Cruises to our fleet and, to a lesser extent, the addition of Celebrity Edge, new shipboard additions associated with our ship upgrade projects and additions related to our shoreside projects. The increase was partially offset by the sale of Legend of the Seas in 2017.
Other Income (Expense)
Interest expense, net of interest capitalized, increased $33.7 million, or 11.2%, to $333.7 million in 2018 from $300.0 million in 2017. The increase was primarily due to a higher average debt level in 2018 compared to 2017 attributable to the financing of Symphony of the Seas, Celebrity Edge and our acquisition of Silversea Cruises in 2018, and higher interest rates in 2018 compared to 2017, partially offset by an increase in capitalized interest due to our ships on order.
Equity investment income increased $54.5 million, or 34.9%, to $210.8 million in 2018 from $156.2 million in 2017 primarily due to an increase in income from TUI Cruises.
Other income was $11.1 million in 2018 compared to Other expense of $5.3 million in 2017. The change of $16.4 million was mainly due to a gain of $21.8 million in 2018 related to the recognition of the remaining balance of a deferred gain from the sale of Celebrity Galaxy to TUI Cruises in March 2009. In April 2018, TUI Cruises sold this ship to an affiliate of TUI AG, resulting in the recognition of the remaining balance of the deferred gain. In addition, Other income in 2018 includes a gain of $13.7 million related to the sale of our remaining equity interest in a travel agency business that we sold in 2015. The increase in Other income was partially offset by an impairment charge of $23.3 million to write down our investment balance, debt facility and other receivables due from Skysea Holding to their net realizable value in 2018. For further information on the deferred gain recognized and impairment charge, refer to Note 8. Other Assets to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data.
Gross and Net Yields
Gross and Net Yields increased 4.0% and 4.5% in 2018, respectively, compared to 2017 primarily due to the increase in passenger ticket and onboard and other revenues, which are further discussed above. Gross and Net Yields on a Constant Currency basis increased 3.8% and 4.4%, respectively, in 2018 compared to 2017.
Gross and Net Cruise Costs
Gross and Net Cruise Costs increased 7.4% and 8.0%, respectively, in 2018 compared to 2017 and Gross and Net Cruise Costs per APCD increased 3.2% and 3.8%, respectively, in 2018, compared to 2017, primarily due to the increase in cruise operating expenses discussed above. Gross and Net Cruise Costs on a Constant Currency basis increased 7.2% and 7.7% respectively, in 2018 compared to 2017.
Net Cruise Costs Excluding Fuel
Net Cruise Costs Excluding Fuel per APCD increased 4.4% in 2018 compared to 2017 and on a Constant Currency basis increased 4.1% in 2018 compared to 2017.
Other Comprehensive (Loss) Income
Other comprehensive loss in 2018 was $293.5 million compared to Other comprehensive income of $582.2 million in 2017. The change of $875.7 million was primarily due to the Loss on cash flow derivative hedges in 2018 of $286.9 million compared to the Gain on cash flow derivative hedges of $570.5 million in 2017. The change of $857.4 million in 2018 was primarily due to a decrease in foreign currency forward contract values in 2018 compared to an increase in 2017, a decrease in fuel swap instrument values in 2018 compared to an increase in 2017 and fuel swap losses recognized in income in 2017 compared to fuel swap gains recognized in income in 2018.
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
The remaining 28.1% of 2017 total revenues was comprised of Onboard and other revenues, which increased $117.6 million, or 5.0%. The increase in Onboard and other revenues was primarily due to:

•
a $125.3 million increase in onboard revenue attributable to higher spending on a per passenger basis primarily due to our revenue enhancing initiatives, including beverage package, shore excursion and specialty restaurant sales and promotions and increased revenue associated with internet and other telecommunication services; and

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

The decrease was partially offset by:

•	a $33.8 million increase in commissions expense mainly due to the increase in ticket prices discussed above and changes in commission incentives;

•	a $19.3 million increase in head taxes primarily due to itinerary changes; and

•	an $18.9 million increase in food expenses mainly due to our new culinary initiatives.
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
Depreciation and Amortization Expenses
Depreciation and amortization expenses for 2017 increased $56.3 million, or 6.3%, to $951.2 million from $894.9 million in 2016. The increase was primarily due to the addition of Ovation of the Seas and Harmony of the Seas in the second quarter of 2016, new shipboard additions associated with our ship upgrade projects and, to a lesser extent, additions related to our shoreside projects. The increase was partially offset by the decrease in depreciation associated with the sale of Legend of the Seas in the first quarter of 2017 and, to a lesser extent, the sale of Splendour of the Seas in the second quarter of 2016.

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
Gross and Net Cruise Costs
Gross Cruise Costs remained consistent in 2017 compared to 2016. Net Cruise Costs decreased 1.2% in 2017 compared to 2016 primarily due to the decrease in capacity and cruise operating expenses discussed above. Gross Cruise Costs per APCD and Net Cruise Costs per APCD increased 1.9% and 1.3% in 2017, respectively, compared to 2016. The increase was mainly due to the hurricane related disruptions during the third quarter of 2017 which reduced our capacity; however, certain operating expenses were still incurred, negatively impacting our metrics per APCD. Net Cruise Costs Excluding Fuel per APCD increased 2.0% in 2017 compared to 2016.
Other Comprehensive Income
Other comprehensive income in 2017 was $582.2 million compared to $411.9 million in 2016. The increase of $170.3 million, or 41.3%, was primarily due to the Gain on cash flow derivative hedges in 2017 of $570.5 million compared to $411.2 million in 2016. The increase of $159.3 million in 2017 was primarily due to an increase in foreign currency forward contract values in 2017 compared to a decrease in 2016, which was partially offset by lower amounts of fuel swap losses reclassified to income in 2017 and a smaller increase in fuel swap instrument values in 2017 compared to 2016.
Future Application of Accounting Standards
Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information on Recent Accounting Pronouncements.
Liquidity and Capital Resources
Sources and Uses of Cash
Cash flow generated from operations provides us with a significant source of liquidity. Net cash provided by operating activities increased $604.6 million to $3.5 billion in 2018 compared to $2.9 billion in 2017. The increase in cash provided by operating activities was primarily attributable to an increase in proceeds from customer deposits, an increase in cash receipts from onboard spending and an increase of $133.4 million in dividends received from unconsolidated affiliates.
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
Net cash used in investing activities increased $4.3 billion to $4.5 billion in 2018 compared to $213.6 million in 2017. The increase was primarily attributable to an increase in capital expenditures of $3.1 billion primarily due to the delivery of Symphony of the Seas and Celebrity Edge and to a lesser extent the purchase of Azamara Pursuit in 2018 compared to no ship deliveries or purchases in 2017 and $916.1 million of cash paid for the acquisition of Silversea Cruises, net of cash acquired, in 2018 as well as $230.0 million of proceeds received from the sale of property and equipment in 2017, which did not recur in 2018.
Net cash used in investing activities decreased $2.5 billion to $213.6 million in 2017 compared to $2.7 billion in 2016. The decrease was primarily attributable to a decrease in capital expenditures of $1.9 billion due to ship deliveries in 2016 of Ovation of the Seas and Harmony of the Seas, compared to no ship deliveries in 2017. In addition, we received $230.0 million of proceeds from the sale of property and equipment in 2017 which did not occur in 2016. Furthermore, during 2017, we received cash of $63.2 million on settlements on our foreign currency forward contracts compared to net cash paid of $213.2 million during 2016.
Net cash provided by financing activities was $1.2 billion in 2018 compared to Net cash used in financing activities of $2.7 billion in 2017. The change was primarily attributable to an increase in proceeds from the issuance of commercial paper notes of $4.7 billion in 2018 compared to none issued in 2017 and an increase in debt proceeds of $2.7 billion in 2018 compared to 2017. The increase in debt proceeds in 2018 was primarily due to the $1.2 billion unsecured term loan borrowed to finance Symphony of the Seas, the $729.0 million unsecured term loan borrowed to finance Celebrity Edge, the $700.0 million unsecured term loan borrowed to finance the acquisition of Silversea Cruises, an increase in borrowings on our revolving credit facilities and the $130.0 million credit agreement.
This increase was partially offset by repayments of commercial paper notes of $4.0 billion in 2018 compared to no repayments in 2017, an increase in stock repurchases of $350.0 million and a higher amount of dividends paid during 2018 compared to 2017.
Net cash used in financing activities was $2.7 billion in 2017 compared to Net cash provided in financing activities of $243.8 million in 2016. The change was primarily attributable to a decrease in debt proceeds of $1.5 billion, an increase in debt repayments of $1.5 billion and a higher amount of dividends paid during 2017 compared to 2016, partially offset by a decrease of stock repurchases of $75.0 million during 2017 compared to 2016. The decrease in debt proceeds was primarily due to the $841.8 million unsecured term loan borrowed in 2016 to finance Ovation of the Seas and the €700.7 million and $226.1 million unsecured term loans borrowed in 2016 to finance Harmony of the Seas that did not recur in 2017 and lower drawings on our revolving credit facilities during 2017 compared to 2016, partially offset by $800 million in proceeds received from unsecured senior notes issued during 2017 which did not occur in 2016. The increase in repayment of debt was primarily due to higher payments on our revolving credit facilities.
Future Capital Commitments
Our future capital commitments consist primarily of new ship orders. As of December 31, 2018, we have one Oasis-class ship, two Quantum-class ships and two ships of a new generation, known as our Icon-class, on order for our Royal Caribbean International brand with an aggregate capacity of approximately 25,300 berths. As of December 31, 2018, we have three Edge-class ships and a ship designed for the Galapagos Islands on order for our Celebrity Cruises brand with an aggregate capacity of approximately 9,400 berths. Additionally as of December 31, 2018, we have three ships on order for our Silversea Cruises brand with an aggregate capacity of approximately 1,200 berths. Refer to Item 1. Business-Operations for further information on our ships on order. For each of these orders, we have committed financing arrangements in place covering 80% of the cost of the ship, almost all of which include sovereign financing guarantees.
As of December 31, 2018, the aggregate cost of our ships on order, not including any ships on order by our Partner Brands and the Silversea Cruises ships that remain contingent upon final documentation and financing, was approximately $11.4 billion, of which we had deposited $651.7 million as of such date. Approximately 53.5% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at December 31, 2018. (Refer to Note 17. Fair Value Measurements and Derivative Instruments and Note 18. Commitments and Contingencies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data).
In February 2019, we entered into an agreement with Chantiers de l’Atlantique to build the sixth Oasis-class ship for Royal Caribbean International. The ship is expected to have an aggregate capacity of approximately 5,700 berths and is expected to enter service in the fourth quarter of 2023. The order with Chantiers de l’Atlantique is contingent upon completion of conditions precedent and financing, which is expected to be completed in 2019.
As of December 31, 2018, anticipated overall capital expenditures, based on our existing ships on order, are approximately $2.9 billion for 2019, $3.3 billion for 2020, $2.9 billion for 2021 and $3.4 billion for 2022.
Contractual Obligations
As of December 31, 2018, our contractual obligations were as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Operating Activities:
Operating lease obligations(1)	$677,316	$67,682	$120,380	$105,281	$383,973
Interest on long-term debt(2)	1,654,937	349,736	510,679	414,775	379,747
Other(3)	819,841	224,253	321,225	124,668	149,695
Investing Activities:
Ship purchase obligations(4)	9,075,882	1,241,657	4,107,744	2,500,756	1,225,725
Financing Activities:
Commercial paper(5)	775,488	775,488	—	—	—
Debt obligations(6)	9,871,267	1,614,506	2,456,251	2,252,831	3,547,679
Capital lease obligations(7)	130,944	32,335	69,703	19,168	9,738
Other(8)	18,365	8,018	8,632	1,715	—
Total	$23,024,040	$4,313,675	$7,594,614	$5,419,194	$5,696,557
___________________________________________________________________
(1)     We are obligated under noncancelable operating leases primarily for offices, warehouses and motor vehicles. Amounts represent contractual obligations with initial terms in excess of one year.
(2)     Debt obligations mature at various dates through fiscal year 2036 and bear interest at fixed and variable rates. Interest on variable-rate debt is calculated based on forecasted debt balances, including the impact of interest rate swap agreements, using the applicable rate at December 31, 2018. Debt denominated in other currencies is calculated based on the applicable exchange rate at December 31, 2018.
(3)      Amounts primarily represent future commitments with remaining terms in excess of one year to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts.
(4)     Amounts do not include potential obligations which remain subject to cancellation at our sole discretion and activity related to Silversea Cruises during the three-month reporting lag period. Additionally, amounts do not include the conditional agreement with Meyer Werft for the two Silversea Cruises ships of a new generation.

(5)	Refer to Note 9. Debt to our consolidated financial statements under Item 8. Financial Statements and Supplemental Data to our consolidated financial statements for further information.

(6)
Debt denominated in other currencies is calculated based on the applicable exchange rate at December 31, 2018. In addition, debt obligations presented above are net of debt issuance costs of $206.7 million as of December 31, 2018.

(7)     Amounts represent capital lease obligations with initial terms in excess of one year.
(8)    Amounts represent fees payable to sovereign guarantors in connection with certain of our export credit debt facilities and facility fees on our revolving credit facilities.
Please refer to Funding Needs and Sources below for discussion on the planned funding of the above contractual obligations.
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
Off-Balance Sheet Arrangements
We and TUI AG have each guaranteed the repayment by TUI Cruises of 50% of a bank loan. As of December 31, 2018, the outstanding principal amount of the loan was €37.0 million, or approximately $42.3 million, based on the exchange rate at December 31, 2018. The loan amortizes quarterly and is currently secured by a first mortgage on Mein Schiff Herz, previously known as Mein Schiff 2. Based on current facts and circumstances, we do not believe potential obligations under our guarantee of this bank loan are probable.
TUI Cruises has entered into various ship construction and credit agreements that include certain restrictions on each of our and TUI AG's ability to reduce our current ownership interest in TUI Cruises below 37.55% through May 2031.
In July 2016, we executed an agreement with Miami Dade County (“MDC”), which was simultaneously assigned to Sumitomo Banking Corporation (“SMBC”), to lease land from MDC and construct a new cruise terminal of approximately 170,000 square feet at PortMiami in Miami, Florida, which was completed during the fourth quarter of 2018 and serves as a homeport. During the construction period, SMBC funded the costs of the terminal’s construction and land lease. Once the terminal was substantially completed, we commenced operating and leasing the terminal from SMBC for a five-year term. We determined that the lease arrangement between SMBC and us should be accounted for as an operating lease.
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
As of December 31, 2018, other than the items described above, we are not party to any other off-balance sheet arrangements, including guarantee contracts, retained or contingent interest, certain derivative instruments and variable interest entities, that either have, or are reasonably likely to have, a current or future material effect on our financial position.
Funding Needs and Sources
We have significant contractual obligations of which our debt service obligations and the capital expenditures associated with our ship purchases represent our largest funding needs. As of December 31, 2018, we had approximately $4.3 billion in contractual obligations due through December 31, 2019 of which approximately $1.6 billion relates to debt maturities, $349.7 million relates to interest on long-term debt and $1.2 billion relates to progress payments on our ship orders and the final installments payable due upon the deliveries of Spectrum of the Seas and Celebrity Flora in 2019. We have historically relied on a combination of cash flows provided by operations, drawdowns under our available credit facilities, the incurrence of additional debt and/or the refinancing of our existing debt and the issuance of additional shares of equity securities to fund these obligations.
As of December 31, 2018, we had a working capital deficit of $5.9 billion, which included $1.6 billion of current portion of debt, including capital leases, and $775.5 million of commercial paper. As of December 31, 2017, we had a working capital deficit of $3.9 billion, which included $1.2 billion of current portion of debt, including capital leases. Similar to others in our industry, we operate with a substantial working capital deficit. This deficit is mainly attributable to the fact that, under our business model, a vast majority of our passenger ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts remain a current liability until the sailing date. The cash generated from these advance receipts is used interchangeably with cash on hand from other sources, such as our revolving credit facilities, commercial paper and other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future sailing or otherwise, pay down our revolving credit facilities and commercial paper notes, invest in long term investments or any other use of cash. In addition, we have a relatively low-level of accounts receivable and rapid turnover results in a limited investment in inventories. We generate substantial cash flows from operations, and our business model, along with our unsecured revolving credit facilities, has historically allowed us to maintain this working capital deficit and still meet our operating, investing and financing needs. We expect that we will continue to have working capital deficits in the future.
As of December 31, 2018, we had liquidity of $1.3 billion, consisting of $287.9 million in cash and cash equivalents and $1.0 billion available under our unsecured credit facilities, net of our outstanding commercial paper notes. We anticipate that our cash flows from operations and our current financing arrangements, as described above, will be adequate to meet our capital expenditures and debt repayments over the next twelve-month period.
As of December 31, 2018, we have $700.0 million that remains available for future common stock repurchase transactions under a 24-month common stock repurchase program for up to $1.0 billion authorized by our board of directors in May 2018. Repurchases under the program may be made at management's discretion from time to time on the open market or through privately negotiated transactions and are expected to be funded from available cash or borrowings under our revolving credit facilities. Refer to Note 11. Shareholders' Equity to our consolidated financial statements under Item 8. Financial Statements and Supplemental Data for further information.
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
Debt Covenants
Certain of our financing agreements contain covenants that require us, among other things, to maintain minimum net worth of at least $8.9 billion, a fixed charge coverage ratio of at least 1.25x and limit our net debt-to-capital ratio to no more than 62.5%. The fixed charge coverage ratio is calculated by dividing net cash from operations for the past four quarters by the sum of dividend payments plus scheduled principal debt payments in excess of any new financings for the past four quarters. Our minimum net worth and maximum net debt-to-capital calculations exclude the impact of Accumulated other comprehensive loss on Total shareholders' equity. We were well in excess of all debt covenant requirements as of December 31, 2018. The specific covenants and related definitions can be found in the applicable debt agreements, the majority of which have been previously filed with the Securities and Exchange Commission.
Dividends
In December 2018, we declared a cash dividend on our common stock of $0.70 per share which was paid in the first quarter of 2019. We declared a cash dividend on our common stock of $0.70 per share during the third quarter of 2018 which was paid in the fourth quarter of 2018. During the first and second quarters of 2018, we declared a cash dividend on our common stock of $0.60 per share which was paid in the second and third quarters of 2018, respectively. During the first quarter of 2018, we also paid a cash dividend on our common stock of $0.60 per share which was declared during the fourth quarter of 2017.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Financial Instruments and Other
General
We are exposed to market risk attributable to changes in interest rates, foreign currency exchange rates and fuel prices. We try to mitigate these risks through a combination of our normal operating and financing activities and through the use of derivative financial instruments pursuant to our hedging practices and policies. The financial impact of these hedging instruments is primarily offset by corresponding changes in the underlying exposures being hedged. We achieve this by closely matching the amount, term and conditions of the derivative instrument with the underlying risk being hedged. Although certain of our derivative financial instruments do not qualify or are not accounted for under hedge accounting, our objective is not to hold or issue derivative financial instruments for trading or other speculative purposes. (Refer to Note 17. Fair Value Measurements and Derivative Instruments to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data.)
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates to our long-term debt obligations including future interest payments. At December 31, 2018, approximately 59.1% of our long-term debt was effectively fixed as compared to 57.4% as of December 31, 2017. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense.
Market risk associated with our long-term fixed rate debt is the potential increase in fair value resulting from a decrease in interest rates. We use interest rate swap agreements that effectively convert a portion of our fixed-rate debt to a floating-rate basis to manage this risk. At December 31, 2018 and 2017, we maintained interest rate swap agreements on the following fixed-rate debt instruments:

Debt Instrument	Swap Notional as of December 31, 2018 (In thousands)	Maturity	Debt Fixed Rate	Swap Floating Rate: LIBOR plus	All-in Swap Floating Rate as of December 31, 2018
Oasis of the Seas term loan	$105,000	October 2021	5.41%	3.87%	6.63%
Unsecured senior notes	650,000	November 2022	5.25%	3.63%	6.25%
	$755,000
These interest rate swap agreements are accounted for as fair value hedges.
The estimated fair value of our long-term fixed-rate debt at December 31, 2018 was $2.7 billion, using quoted market prices, where available, or using the present value of expected future cash flows which incorporates risk profile. The fair value of our fixed to floating interest rate swap agreements was estimated to be a liability of $25.4 million as of December 31, 2018, based on the present value of expected future cash flows. A hypothetical one percentage point decrease in interest rates at December 31, 2018 would increase the fair value of our hedged and unhedged long-term fixed-rate debt by approximately $133.9 million and would increase the fair value of our fixed to floating interest rate swap agreements by approximately $24.3 million.
Market risk associated with our long-term floating-rate debt is the potential increase in interest expense from an increase in interest rates. We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage this risk. A hypothetical one percentage point increase in interest rates would increase our forecasted 2019 interest expense by approximately $35.7 million, assuming no change in foreign currency exchange rates.

At December 31, 2018 and 2017, we maintained interest rate swap agreements on the following floating-rate debt instruments:

Debt Instrument	Swap Notional as of December 31, 2018 (In thousands)	Maturity	Debt Floating Rate		All-in Swap Fixed Rate
Celebrity Reflection term loan	$327,250	October 2024	LIBOR plus	0.40%	2.85%
Quantum of the Seas term loan	490,000	October 2026	LIBOR plus	1.30%	3.74%
Anthem of the Seas term loan	513,542	April 2027	LIBOR plus	1.30%	3.86%
Ovation of the Seas term loan	657,083	April 2028	LIBOR plus	1.00%	3.16%
Harmony of the Seas term loan (1)	627,660	May 2028	EURIBOR plus	1.15%	2.26%
	$2,615,535
___________________________________________________________________

(1)
Interest rate swap agreements hedging the Euro-denominated term loan for Harmony of the Seas include EURIBOR zero-floors matching the hedged debt EURIBOR zero-floor. Amount presented is based on the exchange rate as of December 31, 2018.

These interest rate swap agreements are accounted for as cash flow hedges.
The fair value of our floating to fixed interest rate swap agreements was estimated to be an asset of $7.6 million as of December 31, 2018 based on the present value of expected future cash flows. These interest rate swap agreements are accounted for as cash flow hedges.
Foreign Currency Exchange Rate Risk
Our primary exposure to foreign currency exchange rate risk relates to our ship construction contracts denominated in Euros, our foreign currency denominated debt and our international business operations. On a regular basis, we enter into foreign currency forward contracts and, from time to time, we utilize cross-currency swap agreements and collar options to manage portions of the exposure to movements in foreign currency exchange rates.
The estimated fair value, as of December 31, 2018, of our Euro-denominated forward contracts associated with our ship construction contracts was a liability of $40.7 million, based on the present value of expected future cash flows. As of December 31, 2018, the aggregate cost of our ships on order, not including ships on order by our Partner Brands and the Silversea Cruises ships that remain contingent upon final documentation and financing, was approximately $11.4 billion, of which we had deposited $651.7 million as of such date. Approximately 53.5% and 54.0% of the aggregate cost of the ships under construction was exposed to fluctuations in the Euro exchange rate at December 31, 2018 and 2017, respectively. A hypothetical 10% strengthening of the Euro as of December 31, 2018, assuming no changes in comparative interest rates, would result in a $609.0 million increase in the United States dollar cost of the foreign currency denominated ship construction contracts exposed to fluctuations in the Euro exchange rate. Our foreign currency forward contract agreements are accounted for as cash flow or net investment hedges depending on the designation of the related hedge.
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
We consider our investments in our foreign operations to be denominated in relatively stable currencies and of a long-term nature. As of December 31, 2018, we maintained foreign currency forward contracts and designated them as hedges of a portion of our net investment in TUI Cruises of €101.0 million, or approximately $115.5 million based on the exchange rate at December 31, 2018. These forward currency contracts mature in October 2021.

We also address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries' and investments' functional currencies and designating it as a hedge of these subsidiaries and investments. We had designated debt as a hedge of our net investments primarily in TUI Cruises of approximately €280.0 million, or approximately $320.2 million, through December 31, 2018. As of December 31, 2017, we had designated debt as a hedge of our net investments primarily in TUI Cruises of approximately €246.0 million, or approximately $295.3 million.
We have included approximately $86.1 million and $68.5 million of foreign-currency transaction losses and of changes in the fair value of derivatives in the foreign currency translation adjustment component of Accumulated other comprehensive loss at December 31, 2018 and 2017, respectively.
On a regular basis, we enter into foreign currency forward contracts and, from time to time, we utilize cross-currency swap agreements and collar options to minimize the volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than our functional currency or the functional currencies of our foreign subsidiaries. During 2018, we maintained an average of approximately $741.5 million of these foreign currency forward contracts. These instruments are not designated as hedging instruments. For the years ended December 31, 2018, 2017 and 2016 changes in the fair value of the foreign currency forward contracts resulted in (losses) gains of approximately $(62.4) million, $62.0 million and $(51.1) million, respectively, which offset gains (losses) arising from the remeasurement of monetary assets and liabilities denominated in foreign currencies in those same years of $57.6 million, $(75.6) million and $39.8 million, respectively. These changes were recognized in earnings within Other income (expense) in our consolidated statements of comprehensive income (loss).
Fuel Price Risk
Our exposure to market risk for changes in fuel prices relates primarily to the consumption of fuel on our ships. Fuel cost (net of the financial impact of fuel swap agreements), as a percentage of our total revenues, was approximately 7.5% in 2018, 7.8% in 2017 and 8.4% in 2016. We use fuel swap agreements to mitigate the financial impact of fluctuations in fuel prices.
As of December 31, 2018, we had fuel swap agreements to pay fixed prices for fuel with an aggregate notional amount of approximately $1.1 billion, maturing through 2022. The fuel swap agreements represented 58% of our projected 2019 fuel requirements, 54% of our projected 2020 fuel requirements, 28% of our projected 2021 fuel requirements and 19% of our projected 2022 fuel requirements. These fuel swap agreements are generally accounted for as cash flow hedges. The estimated fair value of these contracts at December 31, 2018 was estimated to be an liability of $79.6 million. We estimate that a hypothetical 10% increase in our weighted-average fuel price from that experienced during the year ended December 31, 2018 would increase our forecasted 2019 fuel cost by approximately $37.0 million, net of the impact of fuel swap agreements.
Item 8.    Financial Statements and Supplementary Data
Our Consolidated Financial Statements and Quarterly Selected Financial Data are included beginning on page F-1 of this report.
Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chairman and Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based upon such evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded that those controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's (the "SEC") rules and forms.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our Chairman and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.
In July 31, 2018, we acquired Silversea Cruise Holding Ltd. ("Silversea Cruises"). Due to the timing of this acquisition, we excluded Silversea Cruises from the scope of our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018. The total assets, excluding goodwill and identifiable intangible assets, and total revenues of Silversea Cruises represent approximately 5.0% and 1.4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2018. This exclusion is in accordance with the general guidance issued by the SEC Staff that an assessment of a recent business acquisition may be omitted from management's report on internal control over financial reporting in the first year of consolidation. We are in the process of evaluating the controls and procedures at Silversea Cruises and integrating Silversea Cruises into our internal control over financial reporting.
The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in its report, which is included herein on page F-2.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Except for information concerning executive officers (called for by Item 401(b) of Regulation S-K), which is included in Part I of this Annual Report on Form 10-K, the information required by Items 10, 11, 12, 13 and 14 is incorporated herein by reference to certain sections of the Royal Caribbean Cruises Ltd. Definitive Proxy Statement relating to our 2019 Annual Meeting of Shareholders (the "Proxy Statement") to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year. Please refer to the following sections in the Proxy Statement for more information: "Corporate Governance"; "Proposal 1—Election of Directors"; "Certain Relationships and Related Person Transactions"; "Section 16(a) Beneficial Ownership Reporting Compliance"; "Executive Compensation"; "Security Ownership of Certain Beneficial Owners and Management"; and "Proposal 3—Ratification of Principal Independent Registered Public Accounting Firm." Copies of the Proxy Statement will become available when filed through our Investor Relations website at www.rclcorporate.com (please see "Financial Reports" under "Financial Information"); by contacting our Investor Relations department at 1050 Caribbean Way, Miami, Florida 33132—telephone (305) 982-2625; or by visiting the SEC's website at www.sec.gov.
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

(2)	Financial Statement Schedules
None.

(3)	Exhibits
Exhibits 10.30 through 10.49 represent management compensatory plans or arrangements.

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
3.1	Restated Articles of Incorporation of the Company, as amended (composite)	S-3	3.1	3/23/2009
3.2	Amended and Restated By-Laws of the Company, as amended	8-K	3.1	12/6/2018
4.1	Indenture dated as of July 15, 1994, by and between the Company, as issuer, and The Bank of New York Trust Company, N.A., successor to NationsBank of Georgia, National Association, as Trustee	20-F	2.4	12/31/1994
4.2	Sixth Supplemental Indenture dated as of October 14, 1997, to the Indenture, dated as of July 15, 1994, by and between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee	20-F	2.11	12/31/1997
4.3	Eighth Supplemental Indenture dated as of March 16, 1998, to the Indenture, dated as of July 15, 1994, by and between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee	20-F	2.13	12/31/1997
4.4	Form of Indenture, dated as of July 31, 2006, by and between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee	S-3	4.1	7/31/2006
4.5	Second Supplemental Indenture dated as of November 7, 2012 between the Company, as issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.1	11/7/2012
4.6	Third Supplemental Indenture, dated as of November 28, 2017 between the Company, as issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.1	11/28/2017
4.7
Indenture dated as of January 30, 2017 among Silversea Cruise Finance Ltd., as issuer, Citibank, N.A., London Branch, as Trustee, as Principal Paying Agent and as Security Agent, and Citigroup Global Markets Deutschland AG, as Registrar*

4.8	Supplemental Indenture dated as of February 1, 2017 by and among Silversea Cruise Finance Ltd., as issuer, the other parties listed as New Guarantors, and Citibank, N.A., London Branch, as Trustee*
4.9	Second Supplemental Indenture dated as of February 1, 2019 by and between Silversea Cruise Finance Ltd., as issuer, and Citibank, N.A., London Branch, as Trustee*
10.1	Amended and Restated Registration Rights Agreement dated as of July 30, 1997, by and among the Company, A. Wilhelmsen AS., Cruise Associates, Monument Capital Corporation, Archinav Holdings, Ltd. and Overseas Cruiseship, Inc.	20-F	2.20	12/31/1997
10.2	Amendment to the Credit Agreement, dated as of December 4, 2017, by and among the Company, the various financial institutions as are or shall become parties thereto and The Bank of Nova Scotia, as administrative agent for the lender parties	8-K	10.1	12/7/2017

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
10.3	Amendment to the Credit Agreement, dated as of October 12, 2017, by and among the Company, the various financial institutions as are or shall become parties thereto and Nordea Bank AB (PUBL), New York branch, as administrative agent for the lender parties	8-K	10.3	10/17/2017
10.4	Amendment No. 4 to Hull No. S-697 Credit Agreement, dated as of February 2, 2016, by and between the Company, the Lenders from time to time party thereto, the Mandated Lead Arrangers and KfW IPEX-Bank GmbH, as Hermes Agent and Facility Agent	10-K	10.7	12/31/2015
10.5	Amendment No. 5 to Hull No. S-697 Credit Agreement, dated as of July 3, 2018, by and between the Company, the Lenders from time to time party thereto, the Mandated Lead Arrangers and KfW IPEX-Bank GmbH, as Hermes Agent and Facility Agent	10-Q	10.4	6/30/2018
10.6	Amendment No. 4 to Hull No. S-698 Credit Agreement, dated as of February 3, 2016, by and between the Company, the Lenders from time to time party thereto, the Mandated Lead Arrangers and KfW IPEX-Bank GmbH, as Hermes Agent and Facility Agent	10-K	10.8	12/31/2015
10.7	Amendment No. 5 to Hull No. S-698 Credit Agreement, dated as of July 3, 2018, by and between the Company, the Lenders from time to time party thereto, the Mandated Lead Arrangers and KfW IPEX-Bank GmbH, as Hermes Agent and Facility Agent	10-Q	10.5	6/30/2018
10.8	Amendment No. 1 to Hull No. S-699 Credit Agreement, dated as of March 31, 2016, by and between the Company, the Lenders from time to time party thereto, the Mandated Lead Arrangers and KfW IPEX-Bank GmbH, as Hermes Agent and Facility Agent	10-Q	10.1	3/31/2016
10.9	Amendment No. 2 to Hull No. S-699 Credit Agreement, dated as of July 3, 2018, by and between the Company, the Lenders from time to time party thereto, the Mandated Lead Arrangers and KfW IPEX-Bank GmbH, as Hermes Agent and Facility Agent	10-Q	10.6	6/30/2018
10.10	Amendment and Restatement Agreement, dated as of January 15, 2016, in respect of a Facility Agreement dated, as of July 9, 2013, by and between the Company, the Lenders from time to time party thereto, Société Générale, as Facility Agent and Mandated Lead Arranger, BNP Paribas, as Documentation Bank and Mandated Lead Arranger, and HSBC France, as Mandated Lead Arranger	10-K	10.10	12/31/2015
10.11	Hull No. B34 Credit Agreement, dated as of January 30, 2015, as novated, amended and restated on the Actual Delivery Date pursuant to a novation agreement dated January 30, 2015 (as amended),between Royal Caribbean Cruises Ltd., Citibank N.A., London Branch, Citibank Europe plc, UK Branch, and the banks and financial institutions as lender parties thereto	10-Q	10.1	3/31/2018
10.12	Hull No. S-700 Credit Agreement, dated as of November 13, 2015, by and among the Company, the Lenders from time to time party thereto and KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent and Initial Mandated Lead Arranger	8-K	10.1	11/19/2015
10.13	Amendment No. 1 to Hull No. S-700 Credit Agreement, dated as of November 13, 2015, by and among the Company, the Lenders from time to time party thereto and KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent and Initial Mandated Lead Arranger	10-Q	10.7	6/30/2018
10.14	Amendment No. 2 to Hull No. S-700 Credit Agreement, dated as of July 3, 2018, by and among the Company, the Lenders from time to time party thereto and KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent and Initial Mandated Lead Arranger	10-Q	10.8	6/30/2018
10.15	Hull No. S-713 Credit Agreement, dated as of November 13, 2015, by and among the Company, the Lenders from time to time party thereto and KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent and Initial Mandated Lead Arranger.	8-K	10.2	11/19/2015

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
10.16	Amendment No. 1 to Hull No. S-713 Credit Agreement, dated as of September 7, 2016, by and among the Company, the Lenders from time to time party thereto and KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent and Initial Mandated Lead Arranger	10-Q	10.9	6/30/2018
10.17	Amendment No. 2 to Hull No. S-713 Credit Agreement, dated as of July 3, 2018, by and among the Company, the Lenders from time to time party thereto and KfW IPEX-Bank GmbH, as Hermes Agent,Facility Agent and Initial Mandated Lead Arranger	10-Q	10.10	6/30/2018
10.18
Hull No. J34 Credit Agreement, dated as of June 22, 2016, as novated, amended and restated on the Actual Delivery Date pursuant to a novation agreement dated June 22, 2016 (as amended), between Royal Caribbean Cruises Ltd., Citibank N.A., London Branch, Citibank Europe plc, UK Branch, and the banks and financial institutions as lender parties thereto*

10.19	Novation Agreement, dated as of June 22, 2016, by and between Azairemia Finance Ltd., Royal Caribbean Cruises Ltd., Citibank Europe Plc, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC France, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch and the banks and financial institutions as lender parties thereto	8-K	10.2	6/28/2016
10.20
First Supplemental Agreement, dated as of October 5, 2018, relating to Hull No. K34 and the Novation Agreement, dated as of June 22, 2016, by and between Azairemia Finance Ltd., Royal Caribbean Cruises Ltd., Citibank Europe Plc, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC France, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch, and the banks and financial institutions as lender parties thereto*

10.21	Novation Agreement, dated as of July 24, 2017, between Hibisyeu Finance Ltd., Royal Caribbean Cruises Ltd., Citibank Europe Plc, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC France, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch and the banks and financial institutions as lender parties thereto	8-K	10.1	7/28/2017
10.22	Novation Agreement, dated as of July 24, 2017, between Hoediscus Finance Ltd., Royal Caribbean Cruises Ltd., Citibank Europe Plc, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC France, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch and the banks and financial institutions as lender parties thereto	8-K	10.2	7/28/2017
10.23	Novation Agreement, dated as of July 24, 2017, between Houatorris Finance Ltd., Royal Caribbean Cruises Ltd., Citibank Europe Plc, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC France, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch and the banks and financial institutions as lender parties thereto	8-K	10.3	7/28/2017
10.24	Icon 1 Hull No. S-1400 Credit Agreement, dated as of October 11, 2017, between Royal Caribbean Cruises Ltd., as the Borrower, the Lenders from time to time party thereto, KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent, Documentation Agent and Initial Mandated Lead Arranger and BNP Paribas Fortis SA/NV as Finnvera Agent	8-K	10.1	10/17/2017
10.25	Amendment No. 1 to Icon 1 Hull No. S-1400 Credit Agreement, dated as of July 3, 2018, between Royal Caribbean Cruises Ltd., as the Borrower, the Lenders from time to time party thereto, KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent, Documentation Agent and Initial Mandated Lead Arranger and BNP Paribas Fortis SA/NV as Finnvera Agent	10-Q	10.11	6/30/2018
10.26	Icon 2 Hull No. S-1401 Credit Agreement, dated as of October 11, 2017, between Royal Caribbean Cruises Ltd., as the Borrower, the Lenders from time to time party thereto, KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent, Documentation Agent and Initial Mandated Lead Arranger and BNP Paribas Fortis SA/NV as Finnvera Agent	8-K	10.2	10/17/2017

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
10.27	Amendment No. 1 to Icon 2 Hull No. S-1401 Credit Agreement, dated as of July 3, 2018, between Royal Caribbean Cruises Ltd., as the Borrower, the Lenders from time to time party thereto, KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent, Documentation Agent and Initial Mandated Lead Arranger and BNP Paribas Fortis SA/NV as Finnvera Agent	10-Q	10.12	6/30/2018
10.28	Loan Agreement, dated as of June 29, 2018, among Royal Caribbean Cruises Ltd., as the Borrower, the Lenders from time to time party thereto, and JP Morgan Chase Bank, N.A. as Administrative Agent and Bank of America, N.A., Citigroup Global Markets Limited, Goldman Sachs Bank USA and Morgan Stanley Senior Funding,Inc. as Co-Syndication Agents	8-K	10.1	7/5/2018
10.29	Commercial Paper Dealer Agreement, dated June 14, 2018, between Royal Caribbean Cruises Ltd., as issuer, and the dealer party thereto	8-K	10.1	6/18/2018
10.30	Royal Caribbean Cruises Ltd. 2008 Equity Incentive Plan (as amended)	10-K	10.17	12/31/2016
10.31	Form of 2008 Equity Incentive Plan Stock Option Award Agreement—Incentive Options	10-Q	10.3	9/30/2008
10.32	Form of 2008 Equity Incentive Plan Stock Option Award Agreement—Nonqualified Options	10-Q	10.4	9/30/2008
10.33	Form of 2008 Equity Incentive Plan Restricted Stock Unit Agreement— Executive Officer Grants	10-K	10.23	12/31/2013
10.34	Form of 2008 Equity Incentive Plan Restricted Stock Unit Agreement— Executive Officer Grants (Non-Vesting Into Retirement)	10-Q	10.7	9/30/2017
10.35	Form of 2008 Equity Incentive Plan Restricted Stock Unit Agreement—Director Grants	10-K	10.31	12/31/2010
10.36	Form of 2008 Equity Incentive Plan Performance Shares Agreement	10-K	10.27	12/31/2014
10.37	Form of 2008 Equity Incentive Plan Performance-Based Restricted Shares Agreement	10-K	10.26	12/31/2015
10.38	Employment Agreement, dated as of December 31, 2012, by and between the Company and Richard D. Fain	10-K	10.22	12/31/2012
10.39	Employment Agreement, dated as of May 20, 2013, by and between the Company and Jason T. Liberty	10-Q	10.2	6/30/2013
10.40	Employment Agreement, dated as of July 16, 2015, by and between the Company and Michael W. Bayley	10-Q	10.3	6/30/2015
10.41	Form of First Amendment to Employment Agreement, dated as of February 6, 2015 (entered into between the Company and each of Messrs. Fain and Liberty)	10-K	10.33	12/31/2014
10.42	Employment Agreement dated as of August 3, 2015, by and between Celebrity Cruises Inc. and Lisa Lutoff-Perlo	10-K	10.31	12/31/2016
10.43	Royal Caribbean Cruises Ltd. Executive Short-Term Bonus Plan	10-Q	10.4	6/30/2015
10.44	Royal Caribbean Cruises Ltd. Supplemental Executive Retirement Plan	8-K	10.3	12/8/2005
10.45	Amendment to Royal Caribbean Cruises Ltd. Supplemental Executive Retirement Plan	10-K	10.31	12/31/2006
10.46	Amendment to Royal Caribbean Cruises Ltd. Supplemental Executive Retirement Plan	10-K	10.31	12/31/2007
10.47	Amendment to Royal Caribbean Cruises Ltd. Supplemental Executive Retirement Plan	10-Q	10.1	9/30/2008
10.48	Amendment to Royal Caribbean Cruises Ltd. Supplemental Executive Retirement Plan	10-K	10.38	12/31/2008
10.49	Cruise Policy for Members of the Board of Directors of the Company	10-K	10.35	12/31/2013
18.1	Preferability Letter Regarding Change in Accounting Principle*
21.1	List of Subsidiaries*

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
23.1	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm*
23.2	Consent of Drinker Biddle & Reath LLP*
24.1	Power of Attorney*
31.1	Certification of Richard D. Fain required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934*
31.2	Certification of Jason T. Liberty required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Richard D. Fain and Jason T. Liberty pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code**

*	Filed herewith

**	Furnished herewith
Interactive Data File

101	The following financial statements from Royal Caribbean Cruises Ltd.'s Annual Report on Form 10-K for the year ended December 31, 2018 formatted in XBRL are as follows:
	(i)	the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2018, 2017 and 2016;
	(ii)	the Consolidated Balance Sheets at December 31, 2018 and 2017;
	(iii)	the Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016;
	(iv)	the Consolidated Statements of Shareholders' Equity for the years ended December 31, 2018, 2017 and 2016; and
	(v)	the Notes to the Consolidated Financial Statements, tagged in summary and detail.

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
Jason T. Liberty Executive Vice President, Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

February 22, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2019.

/s/ RICHARD D. FAIN
Richard D. Fain Director, Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ JASON T. LIBERTY
Jason T. Liberty Executive Vice President, Chief Financial Officer (Principal Financial Officer)

/s/ HENRY L. PUJOL
Henry L. Pujol Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

*
John F. Brock Director

*
Stephen R. Howe Jr. Director

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
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Royal Caribbean Cruises Ltd. and its subsidiaries (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation expense in 2018.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
As described in Management's Report on Internal Control Over Financial Reporting, management has excluded Silversea Cruises from its assessment of internal control over financial reporting as of December 31, 2018 because it was acquired by the Company in a purchase business combination during 2018. We have also excluded Silversea Cruises from our audit of internal control over financial reporting. Silversea Cruises is a majority-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 5.0% and 1.4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2018.
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

/s/ PricewaterhouseCoopers LLP
Miami, Florida
February 22, 2019
We have served as the Company’s auditor since at least 1989, which includes periods before the Company became subject to SEC reporting requirements. We have not been able to determine the specific year we began serving as auditor of the Company.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except per share data)
Passenger ticket revenues	$6,792,716	$6,313,170	$6,149,323
Onboard and other revenues	2,701,133	2,464,675	2,347,078
Total revenues	9,493,849	8,777,845	8,496,401
Cruise operating expenses:
Commissions, transportation and other	1,433,739	1,363,170	1,349,677
Onboard and other	537,355	495,552	493,558
Payroll and related	924,985	852,990	882,891
Food	520,909	492,857	485,673
Fuel	710,617	681,118	713,676
Other operating	1,134,602	1,010,892	1,090,064
Total cruise operating expenses	5,262,207	4,896,579	5,015,539
Marketing, selling and administrative expenses	1,303,144	1,186,016	1,108,742
Depreciation and amortization expenses	1,033,697	951,194	894,915
Operating Income	1,894,801	1,744,056	1,477,205
Other income (expense):
Interest income	32,800	30,101	20,856
Interest expense, net of interest capitalized	(333,672)	(299,982)	(307,370)
Equity investment income	210,756	156,247	128,350
Other income (expense) (1)	11,107	(5,289)	(35,653)
	(79,009)	(118,923)	(193,817)
Net Income	1,815,792	1,625,133	1,283,388
Less: Net Income attributable to noncontrolling interest	4,750	—	—
Net Income attributable to Royal Caribbean Cruises Ltd.	$1,811,042	$1,625,133	$1,283,388
Earnings per Share:
Basic	$8.60	$7.57	$5.96
Diluted	$8.56	$7.53	$5.93
Comprehensive Income (Loss)
Net Income	$1,815,792	$1,625,133	$1,283,388
Other comprehensive income (loss):
Foreign currency translation adjustments	(14,251)	17,307	2,362
Change in defined benefit plans	7,643	(5,583)	(1,636)
(Loss) gain on cash flow derivative hedges	(286,861)	570,495	411,223
Total other comprehensive (loss) income	(293,469)	582,219	411,949
Comprehensive Income	$1,522,323	$2,207,352	$1,695,337
Less: Comprehensive Income attributable to noncontrolling interest	4,750	—	—
Comprehensive Income attributable to Royal Caribbean Cruises Ltd.	$1,517,573	$2,207,352	$1,695,337
___________________________________________________________________

(1)	For the year ended December 31, 2016, Other income (expense) included a $21.7 million loss related to the 2016 elimination of the Pullmantur reporting lag.

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2018	2017
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$287,852	$120,112
Trade and other receivables, net	324,507	318,641
Inventories	153,573	111,393
Prepaid expenses and other assets	456,547	258,171
Derivative financial instruments	19,565	99,320
Total current assets	1,242,044	907,637
Property and equipment, net	23,466,163	19,735,180
Goodwill	1,378,353	288,512
Other assets	1,611,710	1,429,597
Total assets	$27,698,270	$22,360,926
Liabilities, redeemable noncontrolling interest and shareholders' equity
Current liabilities
Current portion of long-term debt	$1,646,841	$1,188,514
Commercial paper	775,488	—
Accounts payable	488,212	360,113
Accrued interest	74,550	47,469
Accrued expenses and other liabilities	899,761	903,022
Derivative financial instruments	78,476	47,464
Customer deposits	3,148,837	2,308,291
Total current liabilities	7,112,165	4,854,873
Long-term debt	8,355,370	6,350,937
Other long-term liabilities	583,254	452,813
Total liabilities	16,050,789	11,658,623
Commitments and contingencies (Note 18)
Redeemable noncontrolling interest	542,020	—
Shareholders' equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 235,847,683 and 235,198,901 shares issued, December 31, 2018 and December 31, 2017, respectively)	2,358	2,352
Paid-in capital	3,420,900	3,390,117
Retained earnings	10,263,282	9,022,405
Accumulated other comprehensive loss	(627,734)	(334,265)
Treasury stock (26,830,765 and 21,861,308 common shares at cost, December 31, 2018 and December 31, 2017, respectively)	(1,953,345)	(1,378,306)
Total shareholders' equity	11,105,461	10,702,303
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$27,698,270	$22,360,926

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016

Operating Activities
Net Income	$1,815,792	$1,625,133	$1,283,388
Adjustments:
Depreciation and amortization	1,033,697	951,194	894,915
Impairment losses	33,651	—	—
Net deferred income tax (benefit) expense	(2,679)	1,730	2,608
Loss (gain) on derivative instruments not designated as hedges	61,148	(61,704)	45,670
Share-based compensation expense	46,061	69,459	32,659
Equity investment income	(210,756)	(156,247)	(128,350)
Amortization of debt issuance costs	41,978	45,943	52,795
Gain on sale of property and equipment	—	(30,902)	—
Gain on sale of unconsolidated affiliate	(13,680)	—	—
Recognition of deferred gain	(21,794)	—	—
Changes in operating assets and liabilities:
(Increase) decrease in trade and other receivables, net	(9,573)	(32,043)	4,759
(Increase) decrease in inventories	(23,849)	2,424	(1,679)
(Increase) decrease in prepaid expenses and other assets	(71,770)	20,859	11,519
Increase in accounts payable	91,737	36,780	29,564
Increase in accrued interest	18,773	1,303	7,841
Increase in accrued expenses and other liabilities	42,937	34,215	20,718
Increase in customer deposits	385,990	274,705	188,632
Dividends received from unconsolidated affiliates	243,101	109,677	75,942
Other, net	18,375	(17,960)	(4,291)
Net cash provided by operating activities	3,479,139	2,874,566	2,516,690
Investing Activities
Purchases of property and equipment	(3,660,028)	(564,138)	(2,494,363)
Cash received on settlement of derivative financial instruments	76,529	63,224	110,637
Cash paid on settlement of derivative financial instruments	(98,074)	—	(323,839)
Investments in and loans to unconsolidated affiliates	(27,172)	(10,396)	(9,155)
Cash received on loans to unconsolidated affiliates	124,238	62,303	38,213
Proceeds from the sale of property and equipment	—	230,000	—
Proceeds from the sale of unconsolidated affiliate	13,215	—	—
Acquisition of Silversea Cruises, net of cash acquired	(916,135)	—	—
Other, net (1)	(1,731)	5,415	(46,385)
Net cash used in investing activities	(4,489,158)	(213,592)	(2,724,892)
Financing Activities
Debt proceeds	8,590,740	5,866,966	7,338,560
Debt issuance costs	(81,959)	(51,590)	(88,241)
Repayments of debt	(6,963,511)	(7,835,087)	(6,365,570)
Proceeds from issuance of commercial paper notes	4,730,286	—	—
Repayments of commercial paper notes	(3,965,450)	—	—

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	Year Ended December 31,
	2018	2017	2016
Purchase of treasury stock	(575,039)	(224,998)	(299,960)
Dividends paid	(527,494)	(437,455)	(346,487)
Proceeds from exercise of common stock options	4,264	2,525	2,258
Other, net	(13,764)	3,843	3,249
Net cash provided by (used in) financing activities	1,198,073	(2,675,796)	243,809
Effect of exchange rate changes on cash	(20,314)	2,331	(24,569)
Net increase (decrease) in cash and cash equivalents	167,740	(12,491)	11,038
Cash and cash equivalents at beginning of year	120,112	132,603	121,565
Cash and cash equivalents at end of year	$287,852	$120,112	$132,603
Supplemental Disclosures
Cash paid during the year for:
Interest, net of amount capitalized	$252,466	$249,615	$256,775

Non-Cash Investing Activities
Contingent consideration for the acquisition of Silversea Cruises	$44,000	$—	$—
Purchases of property and equipment included in accounts payable and accrued expenses and other liabilities	$—	$139,644	$—
Notes receivable issued upon sale of property and equipment	$—	$20,409	$213,042
___________________________________________________________________
(1)    Amount includes $26.0 million in 2016 related to cash included in the divestiture of Pullmantur Holdings.

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
	(in thousands)
Balances at January 1, 2016	$2,339	$3,297,619	$6,944,862	$(1,328,433)	$(853,348)	$8,063,039
Activity related to employee stock plans	7	30,898	—	—	—	30,905
Common stock dividends, $1.71 per share	—	—	(367,909)	—	—	(367,909)
Changes related to cash flow derivative hedges	—	—	—	411,223	—	411,223
Change in defined benefit plans	—	—	—	(1,636)	—	(1,636)
Foreign currency translation adjustments	—	—	—	2,362	—	2,362
Purchase of treasury stock	—	—	—	—	(299,960)	(299,960)
Net Income attributable to Royal Caribbean Cruises Ltd.	—	—	1,283,388	—	—	1,283,388
Balances at December 31, 2016	2,346	3,328,517	7,860,341	(916,484)	(1,153,308)	9,121,412
Activity related to employee stock plans	6	61,600	—	—	—	61,606
Common stock dividends, $2.16 per share	—	—	(463,069)	—	—	(463,069)
Changes related to cash flow derivative hedges	—	—	—	570,495	—	570,495
Change in defined benefit plans	—	—	—	(5,583)	—	(5,583)
Foreign currency translation adjustments	—	—	—	17,307	—	17,307
Purchases of treasury stock	—	—	—	—	(224,998)	(224,998)
Net Income attributable to Royal Caribbean Cruises Ltd.	—	—	1,625,133	—	—	1,625,133
Balances at December 31, 2017	2,352	3,390,117	9,022,405	(334,265)	(1,378,306)	10,702,303
Cumulative effect of accounting changes	—	—	(23,476)	—	—	(23,476)
Activity related to employee stock plans	6	30,783	—	—	—	30,789
Common stock dividends, $2.60 per share	—	—	(546,689)	—	—	(546,689)
Changes related to cash flow derivative hedges	—	—	—	(286,861)	—	(286,861)
Change in defined benefit plans	—	—	—	7,643	—	7,643
Foreign currency translation adjustments	—	—	—	(14,251)	—	(14,251)
Purchases of treasury stock	—	—	—	—	(575,039)	(575,039)
Net Income attributable to Royal Caribbean Cruises Ltd.	—	—	1,811,042	—	—	1,811,042
Balances at December 31, 2018	$2,358	$3,420,900	$10,263,282	$(627,734)	$(1,953,345)	$11,105,461

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1. General
Description of Business
We are a global cruise company. We own and operate four global cruise brands: Royal Caribbean International, Celebrity Cruises, Azamara Club Cruises and, most recently, Silversea Cruises (collectively, our "Global Brands"). We also own a 50% joint venture interest in the German brand TUI Cruises and a 49% interest in the Spanish brand Pullmantur (collectively, our "Partner Brands"). We account for our investments in our Partner Brands under the equity method of accounting. Together, our Global Brands and our Partner Brands operate a combined 60 ships as of December 31, 2018. Our ships operate on a selection of worldwide itineraries that call on more than 1,000 destinations on all seven continents.
On July 31, 2018, we acquired a 66.7% equity stake in Silversea Cruise Holding Ltd. ("Silversea Cruises"), an ultra-luxury and expedition cruise line with nine ships, from Silversea Cruises Group Ltd. ("SCG") for $1.02 billion in cash and contingent consideration. Refer to Note 3. Business Combination for further information on the Silversea Cruises acquisition.
In March 2018, we and Ctrip.com International Ltd. ("Ctrip") announced the decision to end the Skysea Holding International Ltd. ("Skysea Holding") venture in which we have a 36% ownership interest. Skysea Holding ceased cruising operations in September 2018, and in December 2018, the Golden Era, the ship operated by SkySea Cruises, and owned by a wholly-owned subsidiary of Skysea Holding, was sold to an affiliate of TUI AG, our joint venture partner in TUI Cruises. Refer to Note 8. Other Assets for further information regarding our investment in SkySea Holding.
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
All significant intercompany accounts and transactions are eliminated in consolidation. We consolidate entities over which we have control, usually evidenced by a direct ownership interest of greater than 50%, and variable interest entities where we are determined to be the primary beneficiary. Refer to Note 8. Other Assets for further information regarding our variable interest entities. We consolidate the operating results of Silversea Cruises on a three-month reporting lag to allow for more timely preparation of our consolidated financial statements. No material events or other transactions involving Silversea Cruises have occurred from September 30, 2018 through December 31, 2018 that would require further disclosure or adjustment to our consolidated financial statements as of and for the year ended December 31, 2018. For affiliates we do not control but over which we have significant influence on financial and operating policies, usually evidenced by a direct ownership interest from 20% to 50%, the investment is accounted for using the equity method.
Effective July 31, 2016, we sold 51% of our interest in Pullmantur Holdings, the parent company of the Pullmantur brand. We retained a 49% interest in Pullmantur Holdings as well as full ownership of the four vessels currently operated by the Pullmantur brand under bareboat charter arrangements. Prior to January 1, 2016, we consolidated the operating results of Pullmantur Holdings on a two-month reporting lag to allow for more timely preparation of our consolidated financial statements. Effective January 1, 2016, we eliminated the two-month reporting lag to reflect Pullmantur Holdings' financial position, results of operations and cash flows concurrently and consistently with the fiscal calendar of the Company ("elimination of the Pullmantur reporting lag") and accounted for this change in accounting principle in our consolidated results for the year ended December 31, 2016. The impact of the elimination of the reporting lag was immaterial for our fiscal year ended December 31, 2016. Accordingly, the results of Pullmantur Holdings for November and December 2015 were included in our statement of comprehensive income (loss) for the year ended

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016. The effect of this change was a decrease to net income of $21.7 million, which has been reported within Other income (expense) in our consolidated statements of comprehensive income (loss) for the year ended December 31, 2016.
Note 2. Summary of Significant Accounting Policies
Revenues and Expenses
Deposits received on sales of passenger cruises are initially recorded as customer deposit liabilities on our balance sheet. Customer deposits are subsequently recognized as passenger ticket revenues, together with revenues from onboard and other goods and services and all associated cruise operating expenses of a voyage. For further information on revenue recognition, refer to Note. 4 Revenues.
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
We review long-lived assets for impairment whenever events or changes in circumstances indicate, based on estimated undiscounted future cash flows, that the carrying amount of these assets may not be fully recoverable. For purposes of recognition and measurement of an impairment loss, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and liabilities. The lowest level for which we maintain identifiable cash flows that are independent of the cash flows of other assets and liabilities is at the ship level for our ships. If estimated future cash flows are less than the carrying value of an asset, an impairment charge is recognized to the extent its carrying value exceeds fair value.
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
Media advertising was $255.7 million, $233.5 million and $240.3 million, and brochure, production and direct mail costs were $133.4 million, $126.7 million and $120.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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
Changes in the fair value of derivatives that are designated as fair value hedges are offset against changes in the fair value of the underlying hedged assets, liabilities or firm commitments. Gains and losses on derivatives that are designated as cash flow hedges are recorded as a component of Accumulated other comprehensive loss until the underlying hedged transactions are recognized in earnings. The foreign currency transaction gain or loss of our non-derivative financial instruments and the changes in the fair value of derivatives designated as hedges of our net investment in foreign operations and investments are recognized as a component of Accumulated other comprehensive loss along with the associated foreign currency translation adjustment of the foreign operation or investment. In certain hedges of our net investment in foreign operations and investments, we exclude forward points from the assessment of hedge effectiveness and we amortize the related amounts directly into earnings.
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

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Foreign Currency Translations and Transactions
We translate assets and liabilities of our foreign subsidiaries whose functional currency is the local currency, at exchange rates in effect at the balance sheet date. We translate revenues and expenses at weighted-average exchange rates for the period. Equity is translated at historical rates and the resulting foreign currency translation adjustments are included as a component of Accumulated other comprehensive loss, which is reflected as a separate component of Shareholders' equity. Exchange gains or losses arising from the remeasurement of monetary assets and liabilities denominated in a currency other than the functional currency of the entity involved are immediately included in our earnings, except for certain liabilities that have been designated to act as a hedge of a net investment in a foreign operation or investment. Exchange gains (losses) were $57.6 million, $(75.6) million and $39.8 million for the years ended December 31, 2018, 2017 and 2016, respectively, and were recorded within Other income (expense). The majority of our transactions are settled in United States dollars. Gains or losses resulting from transactions denominated in other currencies are recognized in income at each balance sheet date.
Concentrations of Credit Risk
We monitor our credit risk associated with financial and other institutions with which we conduct significant business and, to minimize these risks, we select counterparties with credit risks acceptable to us and we seek to limit our exposure to an individual counterparty. Credit risk, including but not limited to counterparty nonperformance under derivative instruments, our credit facilities and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions, insurance companies and export credit agencies many of which we have long-term relationships with and which have credit risks acceptable to us or where the credit risk is spread out among a large number of counterparties. As of December 31, 2018 and 2017, we had counterparty credit risk exposure under our derivative instruments of approximately $5.6 million and $212.8 million, respectively, which were limited to the cost of replacing the contracts in the event of non-performance by the counterparties to the contracts, the majority of which are currently our lending banks. We do not anticipate nonperformance by any of our significant counterparties. In addition, we have established guidelines we follow regarding credit ratings and instrument maturities to maintain safety and liquidity. We do not normally require collateral or other security to support credit relationships; however, in certain circumstances this option is available to us.
Earnings Per Share
Basic earnings per share is computed by dividing Net Income attributable to Royal Caribbean Cruises Ltd. by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share incorporates the incremental shares issuable upon the assumed exercise of stock options and conversion of potentially dilutive securities.

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
Segment Reporting
We control and operate four global cruise brands: Royal Caribbean International, Celebrity Cruises, Azamara Club Cruises and most recently, Silversea Cruises. We also own a 50% joint venture interest in the German brand TUI Cruises, a 49% interest in the Spanish brand Pullmantur and a 36% interest in the Chinese brand SkySea Cruises, which ceased cruising operations in September 2018. We believe our brands possess the versatility to enter multiple cruise market segments within the cruise vacation industry. Although each of these brands have its own marketing style as well as ships and crews of various sizes, the nature of the products sold and services delivered by these brands share a common base (i.e., the sale and provision of cruise vacations). Our brands also have similar itineraries as well as similar cost and revenue components. In addition, our brands source passengers from similar markets around the world and operate in similar economic environments with a significant degree of commercial overlap. As a result, our brands have been aggregated as a single reportable segment based on the similarity of their economic characteristics, types of consumers, regulatory environment, maintenance requirements, supporting systems and processes as well as products and services provided. Our Chairman and Chief Executive Officer has been identified as the chief operating decision-maker and all significant operating decisions including the allocation of resources are based upon the analyses of the Company as one segment. Refer to Note 4. Revenues for passenger ticket revenue information by geographic area.
Adoption of Accounting Pronouncements
On January 1, 2018, we adopted the guidance codified in Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, and applied the guidance to all contracts using the modified retrospective method. The new standard converged wide-ranging revenue recognition concepts and requirements that lead to diversity in application for particular industries and transactions into a single revenue standard containing comprehensive principles for recognizing revenue. The cumulative effect of applying the newly issued guidance was not material and accordingly there was no adjustment made to our retained earnings upon adoption on January 1, 2018. The newly adopted guidance has not had a material impact on our consolidated financial statements on an ongoing basis. Due to the adoption of ASC 606, we currently present prepaid commissions as an asset within Prepaid expenses and other assets. In addition, we have reclassified prepaid commissions of $64.6 million from Customer deposits to Prepaid expenses and other assets in our consolidated balance sheet as of December 31, 2017. Refer to Note 4. Revenues for disclosures with respect to our revenue recognition policies.
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
On January 1, 2018, we adopted the guidance in ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which was issued to simplify and align the financial reporting of hedging relationships to the economic results of an entity’s risk management activities. We adopted the amended guidance using the modified retrospective approach. Adoption of the guidance allowed us to modify the designated risk in our fair value interest rate hedges to the benchmark interest rate component, resulting in changes to the cumulative and ongoing fair value measurement for the hedged debt. Upon adoption, we also elected to hedge the contractually specified components of our commodities purchase contracts. For our cash flow hedges, there will be no periodic measurement or recognition of ineffectiveness. For all hedges, the earnings effect of the hedging instrument will be reported in the same period and in the same income statement line item in which the earnings effect of the hedged item is reported. As a result of the adoption of this guidance, we recorded a cumulative-effect adjustment to reduce retained

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

earnings as of January 1, 2018 by $16.9 million. The cumulative-effect adjustment includes an increase to the debt carrying value of $14.4 million for our fair value interest rate hedges as of January 1, 2018, which reflects the cumulative fair value measurement change to debt at adoption resulting from the modified designated risk, and an increase to other comprehensive income (loss) of $2.5 million, which represents an increase to the deferred gain on active cash flow hedges at adoption. Additionally, the new standard requires modifications to existing presentation and disclosure requirements on a prospective basis. As such, disclosures for the year ended December 31, 2018 conform to these disclosure requirements. Refer to Note 16. Changes in Accumulated Other Comprehensive Income (Loss) and Note 17. Fair Value Measurements and Derivative Instruments for additional information.
Recent Accounting Pronouncements
Leases
In February 2016, amended GAAP guidance was issued to increase the transparency and comparability of lease accounting among organizations. For leases with a term greater than 12 months, the amendments require the lease rights and obligations arising from the leasing arrangements, including operating leases, to be recognized as assets and liabilities on the balance sheet. The amendments also expand the required disclosures surrounding leasing arrangements. The guidance will be effective for our annual reporting period beginning after December 15, 2018, including interim periods therein.
The amended guidance requires the use of a modified retrospective approach in applying the new lease accounting standard. We elected the optional transition method, which allows entities to initially apply the standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.
The standard will have a material effect on our consolidated balance sheets due to the recognition of operating lease assets and operating lease liabilities primarily related to real estate, shipboard equipment and preferred berthing arrangements. Upon adoption, we expect that there will be no cumulative-effect adjustment of initially applying the guidance to our opening balance of retained earnings.
We do not expect this amended guidance to have a material impact to our consolidated statements of comprehensive income, consolidated statements of cash flows and our debt-covenant compliance under our current agreements on an ongoing basis.
Derivatives and Hedging
In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes, which permits use of the OIS rate based on SOFR as a U.S. benchmark interest rate for purposes of applying hedge accounting. SOFR is a new index calculated by short-term repurchase agreements backed by U.S Treasury securities. The guidance is required to be adopted on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after the adoption date. This ASU will be effective for our annual reporting period beginning January 1, 2019. The adoption of this newly issued guidance is not expected to have a material impact to our consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Change in Accounting Principle - Stock-based Compensation
In January 2018, we elected to change our accounting policy for recognizing stock-based compensation expense from the graded attribution method to the straight-line attribution method for time-based stock awards. The adoption of the straight-line attribution method for time-based stock awards represents a change in accounting principle which we believe to be preferable because it is the predominant method used in our industry. A change in accounting principle requires retrospective application, if material. The impact of the adoption of the straight-line attribution method to our time-based awards was immaterial to prior periods and to our year ended December 31, 2018. As a result, we have accounted for this change in accounting principle in our consolidated results for the year ended December 31, 2018. The effect of this change was an increase to Net Income attributable to Royal Caribbean Cruises Ltd. of $9.2 million, or $0.04 per share for each of basic and diluted earnings per share, for year ended December 31, 2018, which is reported within Marketing, selling and administrative expenses in our consolidated statements of comprehensive income (loss).
Reclassifications
For the year ended December 31, 2018, we separately presented Cash received on settlement of derivative financial instruments and Cash paid on settlement of derivative financial instruments in our consolidated statements of cash flows. As a result, prior years amounts were reclassified within Investing Activities to conform to current year presentation. Additionally, we have reclassified prepaid commissions of $64.6 million from Customer deposits to Prepaid expenses and Other assets in our consolidated balance sheet as of December 31, 2017 to conform with current year presentation. Refer to the Adoption of Accounting Pronouncements presented above for further information on this reclassification.
Note 3. Business Combination
On July 31, 2018, we acquired a 66.7% equity stake in Silversea Cruises enhancing our presence in the ultra-luxury and expedition markets and providing us with an opportunity to drive long-term capacity growth in these markets.
The purchase price consisted of $1.02 billion in cash, net of assumed liabilities, and contingent consideration that can range from zero up to a maximum of approximately 472,000 shares of our common stock, and is payable upon achievement of certain 2019-2020 performance metrics by Silversea Cruises. The fair value of the contingent consideration at the acquisition date was $44.0 million and was recorded within Other liabilities in our consolidated balance sheets. Subsequent changes to the fair value of the contingent consideration are recorded in our results of operations in the period of the change. Refer to Note 17. Fair Value Measurements and Derivative Instruments for further information on the valuation of the contingent consideration.
To finance a portion of the purchase price, we entered into and drew in full on a $700 million credit agreement. Refer to Note 9. Debt for further information on the credit agreement. The remainder of the transaction consideration was financed through the use of our revolving credit facilities.
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
For reporting purposes, beginning with our fourth quarter 2018, we included Silversea Cruises’ results of operations on a three-month reporting lag from the acquisition date through September 30, 2018. We have included Silversea Cruises' balance sheet as of September 30, 2018 in our consolidated balance sheet as of December 31, 2018. Refer to Note 1. General for further information on this three-month reporting lag.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the purchase price allocation based on preliminary estimated fair values of the assets acquired and liabilities assumed related to the Silversea Cruises acquisition as of July 31, 2018. We have not finalized the allocation of the purchase price as it requires extensive use of accounting estimates and valuation methodologies in the determination of such fair values.

(in thousands)	Estimated Fair Value as of Acquisition Date (as Previously Reported)	Measurement Period Adjustments (1)	Estimated Fair Value as of Acquisition Date (as Adjusted)
Assets
Cash and cash equivalents	$103,865	$—	$103,865
Trade and other receivables, net	5,640	1,523	7,163
Inventories	19,004	(673)	18,331
Prepaid expenses and other assets(2)	119,920	576	120,496
Derivative financial instruments	2,886	—	2,886
Property and equipment, net(3)	1,109,467	4,803	1,114,270
Goodwill	1,086,539	3,471	1,090,010
Other assets(4)	494,657	3,800	498,457
Total assets acquired	2,941,978	13,500	2,955,478
Liabilities
Current portion of long-term debt(5)	26,851	—	26,851
Accounts payable	36,960	—	36,960
Accrued interest	1,773	—	1,773
Accrued expenses and other liabilities	80,571	1,960	82,531
Customer deposits	453,798	—	453,798
Long-term debt(5)	727,935	—	727,935
Other long-term liabilities	12,320	11,540	23,860
Total liabilities assumed	1,340,208	13,500	1,353,708
Redeemable noncontrolling interest(6)	537,770	—	537,770
Total purchase price	$1,064,000	$—	$1,064,000

(1)
As a result of additional information obtained about facts and circumstances that existed as of the acquisition date, we recorded measurement period adjustments during the fourth quarter of 2018, which resulted in a net increase to Goodwill of $3.5 million.

(2)	Amount includes $32.0 million of cash held as collateral with credit card processors as of July 31, 2018.

(3)
Property and equipment, net includes two ships under capital lease agreements amounting to $156.0 million as of July 31, 2018. The respective capital lease liabilities are reported within Long-term debt. Refer to Note 9. Debt for further information on the capital lease financing arrangements.

(4)	Amount includes $494.6 million of intangible assets. Refer to Note 6. Intangible Assets for further information on the intangible assets acquired.

(5)	Refer to Note 9. Debt for further information on long-term debt assumed.

(6)	Refer to Note 10. Redeemable Noncontrolling Interest for further information on the redeemable noncontrolling interest recorded.
Similar to our other ship-operating and vessel-owning subsidiaries, Silversea Cruises is currently exempt from U.S. corporate tax on U.S. source income from the international operation of ships pursuant to Section 883 of the Internal Revenue Code. Additionally, the deferred tax liability recognized in connection with the acquisition of Silversea Cruises was not material to our consolidated financial statements and there were no net operating losses recognized as of December 31, 2018.
For the year ended December 31, 2018, Total revenues and Net Income in our consolidated statements of comprehensive income (loss) include $130.1 million and $3.3 million, respectively, of revenues and net income from

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Silversea Cruises since the date of acquisition through September 30, 2018. For the year ended December 31, 2018, our results of operations also include transaction-related costs of $31.8 million, which were included primarily within Marketing, selling and administrative expenses in our consolidated statements of comprehensive income (loss).
Pro-forma financial results relating to the Silversea Cruises acquisition are not presented, as this acquisition is not material to our consolidated results of operations.
Note 4. Revenues
Revenue Recognition
Revenues are measured based on consideration specified in our contracts with customers and are recognized as the related performance obligations are satisfied.
The majority of our revenues are derived from passenger cruise contracts which are reported within Passenger ticket revenues in our consolidated statements of comprehensive income (loss). Our performance obligation under these contracts is to provide a cruise vacation in exchange for the ticket price. We satisfy this performance obligation and recognize revenue over the duration of each cruise, which generally range from two to 25 nights.
Passenger ticket revenues include charges to our guests for port costs that vary with passenger head counts. These type of port costs, along with port costs that do not vary by passenger head counts, are included in our operating expenses. The amounts of port costs charged to our guests and included within Passenger ticket revenues on a gross basis were $611.4 million, $569.5 million and $570.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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
Disaggregated Revenues
The following table disaggregates our total revenues by geographic regions where we provide cruise itineraries (in thousands):

	Year Ended December 31,
	2018	2017	2016
Revenues by itinerary
North America(1)	$5,399,951	$5,062,305	$4,606,875
Asia/Pacific(2)	1,463,083	1,588,802	1,536,799
Europe(3)	1,914,549	1,509,586	1,711,496
Other regions	348,145	285,954	354,529
Total revenues by itinerary	9,125,728	8,446,647	8,209,699
Other revenues(4)	368,121	331,198	286,702
Total revenues	$9,493,849	$8,777,845	$8,496,401

(1)	Includes the United States, Canada, Mexico and the Caribbean.

(2)
Includes Southeast Asia (e.g., Singapore, Thailand and the Philippines), East Asia (e.g., China and Japan), South Asia (e.g., India and Pakistan) and Oceania (e.g., Australia and Fiji Islands) regions.

(3)	Includes European countries (e.g., the Nordics, Germany, France, Italy, Spain and the United Kingdom).

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)
Includes revenues primarily related to cancellation fees, vacation protection insurance and pre- and post-cruise tours. Amounts also include revenues related to our bareboat charter, procurement and management related services we perform on behalf of our unconsolidated affiliates. Refer to Note 8. Other Assets for more information on our unconsolidated affiliates.

Passenger ticket revenues are attributed to geographic areas based on where the reservation originates. For the years ended December 31, 2018, 2017 and 2016, our guests were sourced from the following areas:

	Year Ended December 31,
	2018	2017	2016
Passenger ticket revenues:
United States	61%	59%	55%
United Kingdom	10%	9%	10%
All other countries (1)	29%	32%	35%

(1)	No other individual country's revenue exceeded 10% for the years ended December 31, 2018, 2017 and 2016.
Customer Deposits and Contract Liabilities
Our payment terms generally require an upfront deposit to confirm a reservation, with the balance due prior to the cruise. Deposits received on sales of passenger cruises are initially recorded as Customer deposits in our consolidated balance sheets and subsequently recognized as passenger ticket revenues during the duration of the cruise. ASC 606 defines a “contract liability” as an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration from the customer. We do not consider customer deposits to be a contract liability until the customer no longer retains the unilateral right, resulting from the passage of time, to cancel such customer's reservation and receive a full refund. Customer deposits presented in our consolidated balance sheets include contract liabilities of $1.9 billion and $1.4 billion as of December 31, 2018 and 2017, respectively. Substantially all of our contract liabilities as of December 31, 2017 were recognized and reported within Total revenues in our consolidated statement of comprehensive income (loss) for the year ended December 31, 2018.
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
We have contract assets that are conditional rights to consideration for satisfying the construction services performance obligations under a service concession arrangement. As of December 31, 2018 and 2017, our contract assets were $57.8 million and $60.1 million, respectively, and were included within Other assets in our consolidated balance sheets. Given the short duration of our cruises and our collection terms, we do not have any other significant contract assets.
Assets Recognized from the Costs to Obtain a Contract with a Customer
Prepaid travel agent commissions are an incremental cost of obtaining contracts with customers that we recognize as an asset and include within Prepaid expenses and other assets in our consolidated balance sheets. Prepaid travel agent commissions were $153.5 million and $64.6 million as of December 31, 2018 and 2017, respectively. Substantially all of our prepaid travel agent commissions at December 31, 2017 were expensed and reported within Commissions, transportation and other in our consolidated statements of comprehensive income (loss) for the year ended December 31, 2018.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Goodwill
The carrying amount of goodwill attributable to our Royal Caribbean International, Celebrity Cruises and Silversea Cruises reporting units and the changes in such balances during the years ended December 31, 2018 and 2017 were as follows (in thousands):

	Royal Caribbean International	Celebrity Cruises	Silversea Cruises	Total
Balance at December 31, 2016	$286,754	$1,632	$—	$288,386
Foreign currency translation adjustment	126	—	—	126
Balance at December 31, 2017	286,880	1,632	—	288,512
Goodwill attributable to the acquisition of Silversea Cruises (1)	—	—	1,090,010	1,090,010
Foreign currency translation adjustment	(169)	—	—	(169)
Balance at December 31, 2018	$286,711	$1,632	$1,090,010	$1,378,353
___________________________________________________________________

(1)	In 2018, we purchased Silversea Cruises. Refer to Note 3. Business Combination for further information.
During the fourth quarter of 2018, we performed a qualitative assessment of whether it was more-likely-than-not that our Royal Caribbean International reporting unit's fair value was less than its carrying amount before applying the two-step goodwill impairment test. The qualitative analysis included assessing the impact of certain factors such as general economic conditions, limitations on accessing capital, changes in forecasted operating results, changes in fuel prices and fluctuations in foreign exchange rates. Based on our qualitative assessment, we concluded that it was more-likely-than-not that the estimated fair value of the Royal Caribbean International reporting unit exceeded its carrying value and thus, we did not proceed to the two-step goodwill impairment test. No indicators of impairment exist primarily because the reporting unit's fair value has consistently exceeded its carrying value by a significant margin and forecasts of operating results generated by the reporting unit appear sufficient to support its carrying value. As a result of our assessment, we did not record an impairment of goodwill for the year ended December 31, 2018.
During the fourth quarter of 2018, we also performed a qualitative assessment of whether it was more-likely-than-not that our Silversea Cruises reporting unit's fair value was less than its carrying amount before applying the two-step goodwill impairment test. The qualitative analysis included assessing the impact of certain factors such as general economic conditions, limitations on accessing capital, changes in forecasted operating results, changes in fuel prices and fluctuations in foreign exchange rates. Based on our qualitative assessment, we concluded that it was more-likely-than-not that the estimated fair value of the Silversea Cruises reporting unit exceeded its carrying value and thus, we did not proceed to the two-step goodwill impairment test. No indicators of impairment exist primarily because forecasted operating results of the reporting unit appear sufficient to support its carrying value. As a result of our assessment, we did not record an impairment of goodwill for the year ended December 31, 2018.
For the years ended December 31, 2017 and 2016, we did not record an impairment of goodwill for our reporting units.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Intangible Assets
Intangible assets consist of finite and indefinite life assets and are reported within Other assets in our consolidated balance sheets.
The following is a summary of our intangible assets as of December 31, 2018 (in thousands, except weighted average amortization period):

	As of December 31, 2018
	Remaining Weighted Average Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-life intangible assets:
Customer relationships	14.8	$97,400	$1,082	$96,318
Galapagos operating licenses	25.8	47,669	4,206	43,463
Other finite-life intangible assets	1.8	11,560	963	10,597
Total finite-life intangible assets		156,629	6,251	150,378
Indefinite-life intangible assets		351,725	—	351,725
Total intangible assets, net		$508,354	$6,251	$502,103
As of December 31, 2017, finite-life intangible assets had a gross carrying amount and accumulated amortization amount of $11.6 million and $3.7 million, respectively, consisting of operating licenses to operate in the Galapagos Islands. As of December 31, 2017, the remaining weighted average remaining life of these licenses was approximately 26.6 years. The carrying amount of indefinite-life intangible assets was not material as of December 31, 2017.
As of December 31, 2018, intangible assets, net include intangible assets acquired in the Silversea Cruises acquisition, which were recorded at fair value at acquisition date as follows:

	Fair Value at Acquisition Date (in thousands)	Weighted Average Amortization Period (Years)
Silversea Cruises trade name	$349,500	Indefinite-life
Customer relationships	97,400	15
Galapagos operating license	36,100	26
Other finite-life intangible assets	11,560	2
Total intangible assets	$494,560
Amortization expense for finite-life intangible assets was immaterial to our consolidated financial statements for the years ended December 31, 2018, 2017 and 2016.
The estimated future amortization for finite-life intangible assets for each of the next five years is as follows (in thousands):

Year
2019	$13,959
2020	$12,995
2021	$8,179
2022	$8,179
2023	$8,179

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Property and Equipment
Property and equipment consists of the following (in thousands):

	As of December 31,
	2018	2017
Ships	$27,209,553	$23,714,745
Ship improvements	2,965,634	2,410,525
Ships under construction	817,800	642,235
Land, buildings and improvements, including leasehold improvements and port facilities	321,136	250,079
Computer hardware and software, transportation equipment and other	1,120,988	762,512
Total property and equipment	32,435,111	27,780,096
Less—accumulated depreciation and amortization(1)	(8,968,948)	(8,044,916)
	$23,466,163	$19,735,180

(1)	Amount includes accumulated depreciation and amortization for assets in service.
Ships under construction include progress payments for the construction of new ships as well as planning, design, capitalized interest and other associated costs. We capitalized interest costs of $49.6 million, $24.2 million and $25.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.
During 2018, we completed our purchase of Azamara Pursuit and took delivery of Symphony of the Seas and Celebrity Edge. Refer to Note 9. Debt for further information.
Upon our acquisition of Silversea Cruises, we added to our fleet nine ships, two of which are under capital lease agreements. Refer to Note 3. Business Combination for further information on the Silversea Cruises acquisition and Note 9. Debt for further information on the capital leases.
During 2018, Silversea Cruises entered into an agreement with Shipyard De Hoop to build a ship designed for the Galapagos Islands. Refer to Note 18. Commitments and Contingencies for further information on the aggregate costs of our ships on order.
During 2017, we sold our three aircraft and 6% of our ownership stake in Wamos Air, S.A. (formerly known as Pullmantur Air, S.A.) to Wamos Air, S.A. In connection with the sale transaction, we extended two loans to Wamos Air, S.A. totaling €17.3 million. The loans accrue interest at rates ranging from 4.78% to 5.35% per annum, amortize through maturity of October 2019 and July 2021, respectively, and are secured by first priority security interests over the aircraft engines and shares sold in connection with the transaction. The sale resulted in an immaterial gain that was recognized in earnings during the year ended December 31, 2017. Post-sale, we retained a 13% interest in Wamos Air, S.A. During the year ended December 31, 2018, we received principal and interest payments of $4.0 million. As of December 31, 2018, a receivable of €14.1 million, or approximately $16.1 million, based on the exchange rate at December 31, 2018, was outstanding related to the principal amount of these loans.
During 2017, we sold Legend of the Seas to an affiliate of TUI AG, our joint venture partner in TUI Cruises. The sale resulted in a gain of $30.9 million and was reported within Other operating within Cruise operating expenses in our consolidated statements of comprehensive income (loss) for the year ended December 31, 2017.
During 2016, we sold our 51% interest in Pullmantur Holdings. We retained full ownership of the four vessels currently operated by the Pullmantur brand under bareboat charter arrangements. We account for the bareboat charters of the vessels to Pullmantur Holdings as operating leases.
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

Note 8. Other Assets
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
We have determined that TUI Cruises GmbH, our 50%-owned joint venture, which operates the brand TUI Cruises, is a VIE. As of December 31, 2018, the net book value of our investment in TUI Cruises was $578.1 million, primarily consisting of $403.0 million in equity and a loan of €150.6 million, or approximately $172.2 million, based on the exchange rate at December 31, 2018. As of December 31, 2017, the net book value of our investment in TUI Cruises was $624.5 million, primarily consisting of $422.8 million in equity and a loan of €166.5 million, or approximately $199.8 million, based on the exchange rate at December 31, 2017. The loan, which was made in connection with the sale of Splendour of the Seas in April 2016, accrues interest at a rate of 6.25% per annum and is payable over 10 years. This loan is 50% guaranteed by TUI AG, our joint venture partner in TUI Cruises, and is secured by a first priority mortgage on the ship. Refer to Note 7. Property and Equipment for further information. The majority of these amounts were included within Other assets in our consolidated balance sheets.
In addition, we and TUI AG have each guaranteed the repayment by TUI Cruises of 50% of a bank loan. As of December 31, 2018, the outstanding principal amount of the loan was €37.0 million, or approximately $42.3 million, based on the exchange rate at December 31, 2018. In April 2018, Mein Schiff 1 was sold to an affiliate of TUI AG. The proceeds were used to repay €44.2 million of the bank loan and secure the release of the first mortgage on Mein Schiff 1. The loan amortizes quarterly and is currently secured by a first mortgage on Mein Schiff Herz, previously known as Mein Schiff 2. Based on current facts and circumstances, we do not believe potential obligations under our guarantee of this bank loan are probable. In addition to our guarantee of the bank loan, TUI Cruises has various ship construction and financing agreements which include certain restrictions on each of our and TUI AG’s ability to reduce our current ownership interest in TUI Cruises below 37.55% through May 2031.
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
In March 2009, we sold Celebrity Galaxy to TUI Cruises for €224.4 million, or $290.9 million, to serve as the original Mein Schiff 1. Due to the related party nature of this transaction, the gain on the sale of the ship of $35.9 million was deferred and being recognized over the remaining life of the ship which was estimated to be 23 years. As mentioned above, in April 2018, TUI Cruises sold the original Mein Schiff 1 and as a result we accelerated the recognition of the remaining balance of the deferred gain, which was $21.8 million. This amount is included within Other income (expense) in our consolidated statements of comprehensive income (loss) for the year ended December 31, 2018.
We have determined that Pullmantur Holdings S.L. ("Pullmantur Holdings"), in which we have a 49% noncontrolling interest, is a VIE for which we are not the primary beneficiary, as we do not have the power to direct the activities that most significantly impact the entity's economic performance. Accordingly, we do not consolidate this entity and we account for this investment under the equity method of accounting. As of December 31, 2018 and December 31, 2017, our maximum exposure to loss in Pullmantur Holdings was $58.5 million and $53.7 million, respectively, consisting of loans and other receivables. These amounts were included within Trade and other receivables, net and Other assets in our consolidated balance sheets. Refer to Note 7. Property and Equipment for further information on the our vessels currently operated by the Pullmantur brand under bareboat charter arrangements.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We have provided a working capital facility to a Pullmantur Holdings subsidiary in the amount of up to €15.0 million or approximately $17.2 million based on the exchange rate at December 31, 2018. Proceeds of the facility, which were drawn through December 2018 at an interest rate of 6.5% per annum, are payable through 2022. Springwater Capital LLC, 51% owner of Pullmantur Holdings, has guaranteed repayment of 51% of the outstanding amounts under the facility. As of December 31, 2018, €14.0 million, or approximately $16.0 million, based on the exchange rate at December 31, 2018, was outstanding under this facility.
We have determined that Grand Bahama Shipyard Ltd. ("Grand Bahama"), a ship repair and maintenance facility in which we have a 40% noncontrolling interest, is a VIE. This facility serves cruise and cargo ships, oil and gas tankers and offshore units. We utilize this facility, among other ship repair facilities, for our regularly scheduled drydocks and certain emergency repairs as may be required. During the years ended December 31, 2018 and 2017, we made payments of $44.7 million and $16.0 million, respectively, to Grand Bahama for ship repair and maintenance services. We have determined that we are not the primary beneficiary of this facility, as we do not have the power to direct the activities that most significantly impact the facility's economic performance. Accordingly, we do not consolidate this entity and we account for this investment under the equity method of accounting. As of December 31, 2018, the net book value of our investment in Grand Bahama was $56.1 million, consisting of $41.4 million in equity and a loan of $14.6 million. As of December 31, 2017, the net book value of our investment in Grand Bahama was approximately $49.4 million, consisting of $32.4 million in equity and a loan of $17.0 million. These amounts represent our maximum exposure to loss related to our investment in Grand Bahama. Our loan to Grand Bahama matures in March 2025 and bears interest at the lower of (i) LIBOR plus 3.50% and (ii) 5.50%. Interest payable on the loan is due on a semi-annual basis. We have experienced strong payment performance on the loan since its amendment, in 2016, and as a result completed an evaluation and review of the loan resulting in a reclassification of the loan to accrual status as of October 2017. During the years ended December 31, 2018 and 2017, we received principal and interest payments of $16.4 million and $15.7 million, respectively. The loan balance is included within Other assets in our consolidated balance sheets. The loan is currently accruing interest under the effective yield method, which includes the recognition of previously unrecognized interest that accumulated while the loan was in non-accrual status.
We monitor credit risk associated with the loan through our participation on Grand Bahama's board of directors along with our review of Grand Bahama's financial statements and projected cash flows. Based on this review, we believe the risk of loss associated with the outstanding loan is not probable as of December 31, 2018.
In March 2018, Skysea Holding's board of directors agreed to exit the business given the increasing challenges faced by the brand. Skysea Holding ceased cruising operations in September 2018. We have determined that Skysea Holding, in which we have a 36% ownership interest, is a VIE for which we are not the primary beneficiary, as we do not have the power to direct the activities that most significantly impact the entity's economic performance. Accordingly, we do not consolidate this entity and we account for this investment under the equity method of accounting. In December 2014, we and Ctrip, which also owns 36% of Skysea Holding, each provided a debt facility to a wholly owned subsidiary of Skysea Holding in the amount of $80.0 million, with an applicable interest rate of 6.5% per annum, which originally matured in January 2030. The facilities, which were pari passu to each other, were each 100% guaranteed by Skysea Holding and were secured by first priority mortgages on the ship, Golden Era. Due to payment performance, the loans were classified to non-accrual status in 2017.
We review our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. During 2018, given SkySea Holding’s dissolution and sale of the Golden Era, we reviewed the recoverability of our investment, debt facility and other receivables due from the brand. As a result of this analysis, we determined that our investment in SkySea Holding and the carrying value of our debt facility and other receivables due from the brand were impaired and recognized an impairment charge of $23.3 million during the year ended December 31, 2018. The charge reflected a full impairment of our investment in SkySea Holding and reduced the debt facility and other receivables due to us to their net realizable value. This impairment charge was recognized in Other income (expense) within our consolidated statements of comprehensive income (loss) for the year ended December 31, 2018.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In December 2018, the Golden Era was sold to an affiliate of TUI AG, our joint venture partner in TUI Cruises. Proceeds from the sale were distributed to the existing shareholders which eliminated our net receivable balance due from Skysea Holding, resulting in no further impairment charges. As of December 31, 2018, we do not have any exposures to loss related to our investment in Skysea Holding. As of December 31, 2017, the net book value of our investment in Skysea Holding and its subsidiaries was $96.0 million, which consisted of $4.4 million in equity and loans and other receivables of $91.6 million. The majority of these amounts were included within Other assets in our consolidated balance sheets and represented our maximum exposure to loss related to our investment in Skysea Holding as of December 31, 2017.
The following tables set forth information regarding our investments accounted for under the equity method of accounting, including the entities discussed above, (in thousands):

	Year ended December 31,
	2018	2017	2016
Share of equity income from investments	$210,756	$156,247	$128,350
Dividends received	$243,101	$109,677	$75,942

	As of December 31,
	2018	2017
Total notes receivable due from equity investments	$201,979	$314,323
Less-current portion(1)	19,075	38,658
Long-term portion(2)	$182,904	$275,665
___________________________________________________________________
(1)     Included within Trade and other receivables, net in our consolidated balance sheets.
(2)    Included within Other assets in our consolidated balance sheets.
We also provide ship management services to TUI Cruises GmbH, Pullmantur Holdings and Skysea Holding (which ceased cruising operations in September 2018). Additionally, we bareboat charter to Pullmantur Holdings the vessels currently operated by its brands, which were retained by us following the sale of our 51% interest in Pullmantur Holdings. We recorded the following as it relates to these services in our operating results within our consolidated statements of comprehensive income (loss) (in thousands):

	Year ended December 31,
	2018	2017	2016
Revenues	$54,705	$53,532	$30,517
Expenses	$11,531	$15,176	$12,795

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized financial information for our affiliates accounted for under the equity method of accounting was as follows (in thousands):

	As of December 31,
	2018	2017
Current assets	$471,428	$532,330
Non-current assets	3,826,018	3,673,613
Total assets	$4,297,446	$4,205,943

Current liabilities	$1,064,741	$1,152,193
Non- current liabilities	2,217,909	1,974,166
Total liabilities	$3,282,650	$3,126,359

Equity attributable to:
Noncontrolling interest	$1,672	$1,753

	Year ended December 31,
	2018	2017	2016
Total revenues	$2,255,352	$1,994,014	$1,340,662
Total expenses	(1,779,160)	(1,684,276)	(1,078,470)
Net income	$476,192	$309,738	$262,192

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Debt
Debt consists of the following (in thousands):

			As of December 31,
	Interest Rate	Maturities Through	2018	2017
Fixed rate debt:
Senior notes	2.65% to 7.50%	2020 - 2028	$1,724,194	$1,866,359
Secured senior notes	7.25%	2025	670,437	—
Unsecured term loans	2.53% to 5.41%	2021 - 2030	2,148,351	333,351
Total fixed rate debt			4,542,982	2,199,710
Variable rate debt (1):
Unsecured revolving credit facilities(2)	3.54% to 3.61%	2020 - 2022	795,000	580,000
Commercial paper	3.19%	2019	775,488	—
USD unsecured term loan	2.92% to 6.52%	2019 - 2028	4,005,848	4,079,670
Euro unsecured term loan	1.15% to 1.58%	2021 - 2028	734,176	814,085
Total variable rate debt			6,310,512	5,473,755
Capital lease obligations			130,944	33,139
Total debt (3)			10,984,438	7,706,604
Less: unamortized debt issuance costs			(206,739)	(167,153)
Total debt, net of unamortized debt issuance costs			10,777,699	7,539,451
Less—current portion including commercial paper			(2,422,329)	(1,188,514)
Long-term portion			$8,355,370	$6,350,937

(1)	Calculation based on outstanding loan balance and interest rate as of December 31, 2018. For variable rate debt, interest rate includes either LIBOR or EURIBOR plus the applicable margin.

(2)	Includes $1.4 billion facility due in 2020 and $1.2 billion due in 2022, each of which accrue interest at LIBOR plus 1.10%, currently 3.91%, and are subject to a facility fee of 0.15%.

(3)	At December 31, 2018 and 2017, the weighted average interest rate for total debt was 4.14% and 3.92%, respectively.
In October 2018, we took delivery of Celebrity Edge. Through a novation agreement we put in place in June 2016, we had the right, but not the obligation, to finance the final installment payable to the shipyard by assuming upon our delivery and acceptance of the ship the debt indirectly incurred by the shipbuilder during the construction of the ship. We borrowed a total of $729.0 million (inclusive of the amount novated to us). The loan, which is unsecured, amortizes semi-annually over 12 years and bears interest at a fixed rate of 3.23%. In our consolidated statement of cash flows for the year ended December 31, 2018, the acceptance of the ship and satisfaction of our obligation under the shipbuilding contract was classified as an outflow and constructive disbursement within Investing Activities while the amounts novated and effectively advanced from our lenders under our previously committed financing arrangements were classified as an inflow and constructive receipt within Financing Activities.
On July 31, 2018, we closed on the Silversea Cruises acquisition and subsequently drew in full on an unsecured credit agreement in the amount of $700 million due July 2019. We are required to prepay the loan with the proceeds of certain debt issuances prior to maturity. Interest on the loan accrues at a floating rate based on LIBOR plus a margin that varies with our credit rating and which is currently 1.00%.
Upon our acquisition of Silversea Cruises, we recorded, at a fair value of $672.0 million, 7.25% senior secured notes with a principal amount of $620 million due February 2025, in accordance with ASC 805. The notes were previously issued by Silversea Cruise Finance Ltd., a wholly owned subsidiary of Silversea Cruises, and are guaranteed and secured by substantially all of the assets of Silversea Cruises and a number of its subsidiaries, subject to certain exceptions. Refer to Note 3. Business Combination for further information on the Silversea Cruises acquisition.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In June 2018, we established a commercial paper program pursuant to which we may issue short-term unsecured notes from time to time in an aggregate amount of up to $1.2 billion. The interest rate for the commercial paper notes varies based on duration, market conditions and our credit ratings. The maturities of the commercial paper notes can vary, but cannot exceed 397 days from the date of issuance. We use the proceeds from our commercial paper notes for general corporate purposes. The commercial paper issued is backstopped by our revolving credit facilities. As of December 31, 2018, we had $777.0 million of commercial paper notes outstanding with a weighted average interest rate of 3.19% and a weighted average maturity of approximately 23 days.
In March 2018, we took delivery of Symphony of the Seas. Through a novation agreement we put in place in January 2015, we had the right, but not the obligation, to finance the final installment payable to the shipyard by assuming upon our delivery and acceptance of this ship the debt indirectly incurred by the shipbuilder during the construction of the ship. We borrowed a total of $1.2 billion (inclusive of the amount novated to us). The loan, which is unsecured, amortizes semi-annually over 12 years and bears interest at a fixed rate of 3.82%. In our consolidated statement of cash flows for the year ended December 31, 2018, the acceptance of the ship and satisfaction of our obligation under the shipbuilding contract was classified as an outflow and constructive disbursement within Investing Activities while the amounts novated and effectively advanced from our lender under our previously committed financing arrangements were classified as an inflow and constructive receipt within Financing Activities.
In March 2018, we entered into and drew in full on a credit agreement in the amount of $130.0 million due February 2023. The loan accrues interest at a floating rate of LIBOR plus an applicable margin. The applicable margin varies with our debt rating and was 1.195% as of December 31, 2018. Amounts from the issuance of this loan were used for capital expenditures.
Except for Celebrity Flora, all of our unsecured ship financing term loans are guaranteed by the export credit agency in the respective country in which the ship is constructed. In consideration for these guarantees, depending on the financing arrangement, we pay to the applicable export credit agency (1) a fee of 0.77% per annum based on the outstanding loan balance semi-annually over the term of the loan (subject to adjustment based upon our credit ratings) or (2) an upfront fee of 2.35% to 2.37% of the maximum loan amount. We amortize the fees that are paid upfront over the life of the loan and those that are paid semi-annually over each respective payment period. Prior to the loan being drawn, we present these fees within Other assets in our consolidated balance sheets. Once the loan is drawn, such fees are classified as a discount to the related loan, or contra-liability account, within Current portion of long-term debt or Long-term debt. In our consolidated statements of cash flows, we classify these fees within Amortization of debt issuance costs.
Under certain of our agreements, the contractual interest rate, facility fee and/or export credit agency fee vary with our debt rating.
The unsecured senior notes and senior debentures are not redeemable prior to maturity, except that certain series may be redeemed upon the payment of a make-whole premium.
Capital Leases
Silversea Cruises operates two ships, the Silver Whisper and Silver Explorer, under capital leases. The capital lease for the Silver Whisper will expire in 2022, subject to an option to purchase the ship, and the capital lease for the Silver Explorer will expire in 2021, subject to an option to extend the lease for up to an additional six years. The total aggregate amount of the finance lease obligations recorded for these ships at the acquisition date was $82.8 million. The lease payments on the Silver Whisper are subject to adjustments based on the LIBOR rate. Refer to Note 3. Business Combination for further information regarding the assets acquired and liabilities assumed in the Silversea Cruises acquisition.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Following is a schedule of annual maturities on our total debt net of debt issuance costs, and including capital leases and commercial paper, as of December 31, 2018 for each of the next five years (in thousands):

Year
2019	$2,422,329
2020	1,681,978
2021	843,976
2022	1,607,975
2023	664,025
Thereafter	3,557,416
$10,777,699
Note 10. Redeemable Noncontrolling Interest
In connection with the acquisition of Silversea Cruises, we recorded a redeemable noncontrolling interest of $537.8 million due to the put options held by SCG. The put options may require us to purchase SCG's remaining interest, or 33.3% of Silversea Cruises, upon the occurrence or nonoccurrence of certain future events that are not solely within our control. At the acquisition date, the estimated fair value of the redeemable noncontrolling interest was based on 33.3% of Silversea Cruises' equity value, which was determined based on the transaction price paid for 66.7% of Silversea Cruises. As of December 31, 2018, SCG's interest is presented as Redeemable noncontrolling interest and is classified outside of shareholders' equity in our consolidated balance sheets. Additionally, the noncontrolling interest's share in the net earnings (loss) and contractual accretion requirements associated with the put options are included in Net Income attributable to noncontrolling interests our consolidated statements of comprehensive income (loss).
The following table presents changes in the redeemable noncontrolling interest as of December 31, 2018 (in thousands):

Balance as at January 1, 2018	$—
Additions (Silversea Cruises acquisition)	537,770
Net income attributable to noncontrolling interest, including the contractual accretion of the put options	4,750
Other	(500)
Balance at December 31, 2018	$542,020
Note 11. Shareholders' Equity
During the fourth and third quarters of 2018, we declared a cash dividend on our common stock of $0.70 per share which was paid in the first quarter of 2019 and fourth quarter of 2018, respectively. During the first and second quarters of 2018, we declared a cash dividend on our common stock of $0.60 per share which was paid in the second and third quarters of 2018, respectively.
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
In May 2018, our board of directors authorized a 24-month common stock repurchase program for up to $1.0 billion. The timing and number of shares to be repurchased will depend on a variety of factors, including price and market conditions. Repurchases under the program may be made at management's discretion from time to time on the open market or through privately negotiated transactions. During the year ended December 31, 2018, we repurchased

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.8 million shares of our common stock under this program, for a total of $300.0 million, in open market transactions that were recorded within Treasury stock in our consolidated balance sheets. As of December 31, 2018, we have $700.0 million that remains available for future stock repurchase transactions under our Board authorized program.
In April 2017, our board of directors authorized a 12-month common stock repurchase program for up to $500.0 million that was completed in February 2018. During 2018 and 2017, we repurchased 2.1 million and 1.8 million shares of our common stock for a total of $275.0 million and $225.0 million, respectively, totaling $500.0 million in open market transactions that were recorded within Treasury stock in our consolidated balance sheets.
Note 12. Stock-Based Employee Compensation
We currently have awards outstanding under one stock-based compensation plan, our 2008 Equity Plan, which provides for awards to our officers, directors and key employees. The 2008 Equity Plan, as amended, provides for the issuance of up to 14,000,000 shares of our common stock pursuant to grants of (i) incentive and non-qualified stock options, (ii) stock appreciation rights, (iii) stock awards (including time-based and/or performance-based stock awards) and (iv) restricted stock units (including time-based and performance-based restricted stock units). During any calendar year, no one individual (other than non-employee members of our board of directors) may be granted awards of more than 500,000 shares and no non-employee member of our board of directors may be granted awards with a value in excess of $500,000 at the grant date. Options and restricted stock units outstanding as of December 31, 2018 generally vest in equal installments over four years from the date of grant. In addition, performance shares and performance share units generally vest in three years. With certain limited exceptions, awards are forfeited if the recipient ceases to be an employee before the shares vest.
Prior to 2012, our officers received a combination of stock options and restricted stock units. Beginning in 2012, our officers instead receive their long-term incentive awards through a combination of performance share units and restricted stock units. Each performance share unit award is expressed as a target number of performance share units based upon the fair market value of our common stock on the date the award is issued. The actual number of shares underlying each award (not to exceed 200% of the target number of performance share units) will be determined based upon the Company's achievement of a specified performance target range. In 2018, we issued a target number of 184,550 performance share units, which will vest approximately three years following the award issue date. The performance payout of these grants will be based on return on our invested capital ("ROIC") and earnings per share (“EPS”) for the year ended December 31, 2020, as may be adjusted by the Talent and Compensation Committee of our board of directors in early 2021 for events that are outside of management's control.
Beginning in 2016, our senior officers meeting certain minimum age and service criteria receive their long-term incentive awards through a combination of restricted stock awards and restricted stock units. The restricted stock awards are subject to both performance and time-based vesting criteria while the restricted stock units are subject only to time-based vesting criteria. Each restricted stock award is issued in an amount equal to 200% of the target number of shares underlying the award based upon the fair market value of our common stock on the date the award is issued. Dividends accrue (but do not get paid) on the restricted stock awards during the vesting period, with the accrued amounts to be paid out following vesting only on the number of shares underlying the award which actually vest based on satisfaction of the performance criteria. The actual number of shares that vest (not to exceed 200% of the shares) will be determined based upon the Company's achievement of a specified performance target range. In 2018, we issued 120,022 restricted stock awards, representing 200%(1) of the target number of shares underlying the award, all of which are considered issued and outstanding from the date of issuance, however; grantees will only retain those shares earned as the result of the Company achieving the performance goals during the measurement period. The performance payout of the 2018 awards will be based on ROIC and EPS for the year ended December 31, 2020, as may be adjusted by the Talent and Compensation Committee of our board of directors in early 2021 for events that are outside of management's control.
On January 24, 2018, the Company issued a one-time bonus award for all non-officer employees. These awards vest, in equal installments, over the 3 years following the award issue date. For shoreside eligible employees, awards were issued as equity-settled restricted stock units.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We also provide an Employee Stock Purchase Plan ("ESPP") to facilitate the purchase by employees of up to 1,300,000 shares of common stock in the aggregate. Offerings to employees are made on a quarterly basis. Subject to certain limitations, the purchase price for each share of common stock is equal to 85% of the average of the market prices of the common stock as reported on the New York Stock Exchange on the first business day of the purchase period and the last business day of each month of the purchase period. During the years ended December 31, 2018, 2017 and 2016, 74,100, 51,989 and 42,347 shares of our common stock were purchased under the ESPP at a weighted-average price of $97.50, $93.15 and $65.48, respectively.
Total compensation expense recognized for employee stock-based compensation for the years ended December 31, 2018, 2017 and 2016 was as follows (in thousands):

	Employee Stock-Based Compensation
Classification of expense	2018	2017	2016
Marketing, selling and administrative expenses	$46,061	$69,459	$32,659
Total compensation expense	$46,061	$69,459	$32,659
The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The estimated fair value of stock options, less estimated forfeitures, is amortized over the vesting period using the graded-vesting method. We did not issue any stock options during the years ended December 31, 2018, 2017 and 2016.
Stock option activity and information about stock options outstanding are summarized in the following table:

Stock Option Activity	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
			(years)	(in thousands)
Outstanding at January 1, 2018	272,724	$32.15	1.41	$24,053
Granted	—	—
Exercised	(117,977)	$36.14
Canceled	(1,654)	$32.49
Outstanding at December 31, 2018	153,093	$29.06	1.23	$10,399
Vested at December 31, 2018	153,093	$29.06	1.23	$10,399
Options Exercisable at December 31, 2018	153,093	$29.06	1.23	$10,399
___________________________________________________________________

(1)	The intrinsic value represents the amount by which the fair value of stock exceeds the option exercise price.
The total intrinsic value of stock options exercised during the years ended December 31, 2018, 2017 and 2016 was $11.1 million, $4.5 million and $2.3 million, respectively. As of December 31, 2018, there was no unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under our stock incentive plan.
Restricted stock units are converted into shares of common stock upon vesting or, if applicable, are settled on a one-for-one basis. The cost of these awards is determined using the fair value of our common stock on the date of the grant, and compensation expense is recognized over the vesting period. Restricted stock activity is summarized in the following table:

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Units Activity	Number of Awards	Weighted- Average Grant Date Fair Value
Non-vested share units as of January 1, 2018	737,899	$83.78
Granted	392,427	$122.12
Vested	(276,059)	$78.09
Canceled	(53,682)	$101.82
Non-vested share units as of December 31, 2018	800,585	$103.32
The weighted-average estimated fair value of restricted stock units granted during the years ended December 31, 2017 and 2016 was $99.03 and $64.51, respectively. The total fair value of shares released on the vesting of restricted stock units during the years ended December 31, 2018, 2017 and 2016 was $33.9 million, $38.7 million and $23.2 million, respectively. As of December 31, 2018, we had $43.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock unit grants, which will be recognized over the weighted-average period of 1.68 years.
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

Performance Share Units Activity	Number of Awards	Weighted- Average Grant Date Fair Value
Non-vested share units as of January 1, 2018	353,150	$74.87
Granted	184,550	$97.98
Vested	(218,568)	$72.79
Canceled	(16,571)	$109.46
Non-vested share units as of December 31, 2018	302,561	$88.57
The weighted-average estimated fair value of performance share units granted during the years ended December 31, 2017 and 2016 was $84.16 and $65.83, respectively. The total fair value of shares released on the vesting of performance share units during the years ended December 31, 2018, 2017 and 2016 was $27.3 million, $10.0 million and $16.9 million, respectively. As of December 31, 2018, we had $7.7 million of total unrecognized compensation expense, net of estimated forfeitures, related to performance share unit grants, which will be recognized over the weighted-average period of 1.00 year.

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

Restricted Stock Awards Activity	Number of Awards	Weighted- Average Grant Date Fair Value
Non-vested share units as of January 1, 2018	270,176	$81.28
Granted	120,022	$129.23
Vested	—	—
Canceled	—	—
Non-vested share units as of December 31, 2018	390,198	$96.03
The weighted-average estimated fair value of restricted stock awards granted during the years ended December 31, 2017 and 2016 was $95.04 and $66.93, respectively. As of December 31, 2018, we had $1.6 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock award grants, which will be recognized over the weighted-average period of 1.08 years.
Note 13. Earnings Per Share
A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Year Ended December 31,
	2018	2017	2016
Net Income attributable to Royal Caribbean Cruises Ltd. for basic and diluted earnings per share	$1,811,042	$1,625,133	$1,283,388
Weighted-average common shares outstanding	210,570	214,617	215,393
Dilutive effect of stock-based awards	984	1,077	923
Diluted weighted-average shares outstanding	211,554	215,694	216,316
Basic earnings per share	$8.60	$7.57	$5.96
Diluted earnings per share	$8.56	$7.53	$5.93
There were no antidilutive shares for the years ended December 31, 2018, 2017 and 2016.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Retirement Plan
We maintain a defined contribution plan covering shoreside employees. Effective January 1, 2016, we commenced annual, non-elective contributions to the plan on behalf of all eligible participants equal to 3% of participants' eligible earnings. Remaining annual contributions to the plan are discretionary and are based on fixed percentages of participants' salaries and years of service, not to exceed certain maximums. Contribution expenses were $18.9 million, $17.4 million and $16.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Note 15. Income Taxes
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
Additionally, one of our ship-operating subsidiaries is subject to tax under the tonnage tax regime of the United Kingdom. Under this regime, income from qualifying activities is subject to corporate income tax, but the tax is computed by reference to the tonnage of the ship or ships registered under the relevant provisions of the tax regimes (the "relevant shipping profits"), which replaces the regular taxable income base. Income from activities not considered qualifying activities, which we do not consider significant, remains subject to United-Kingdom corporate income tax.
Income tax expense for items not qualifying under Section 883, tonnage tax and income taxes for the remainder of our subsidiaries was approximately $20.9 million, $18.3 million and $20.1 million for the years ended December 31, 2018, 2017 and 2016, respectively, and was recorded within Other income (expense). In addition, all interest expense and penalties related to income tax liabilities are classified as income tax expense within Other income (expense).
For a majority of our subsidiaries, we do not expect to incur income taxes on future distributions of undistributed earnings. Accordingly, no deferred income taxes have been provided for the distribution of these earnings. Where we do expect to incur income taxes on future distributions of undistributed earnings, we have provided for deferred taxes, which we do not consider significant to our operations.
As of December 31, 2018, the Company had deferred tax assets, including net operating losses (“NOLs”) in foreign jurisdictions of $24.8 million. If not utilized, $14.0 million of the NOLs are subject to expiration between 2019 and 2025. The Company has recognized $0.4 million of benefit related to these NOLs, as the remaining NOLs have full valuation allowances.
Net deferred tax assets and deferred tax liabilities and corresponding valuation allowances related to our operations were not material as of December 31, 2018 and 2017.
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

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Changes in Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in accumulated other comprehensive loss by component for the years ended December 31, 2018 and 2017 (in thousands):

	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive (loss) income

Accumulated comprehensive loss at January 1, 2016	$(1,232,073)	$(26,447)	$(69,913)	$(1,328,433)
Other comprehensive income (loss) before reclassifications	73,973	(2,777)	2,362	73,558
Amounts reclassified from accumulated other comprehensive loss	337,250	1,141	—	338,391
Net current-period other comprehensive income (loss)	411,223	(1,636)	2,362	411,949

Accumulated comprehensive loss at January 1, 2017	(820,850)	(28,083)	(67,551)	(916,484)
Other comprehensive income (loss) before reclassifications	381,865	(6,755)	17,307	392,417
Amounts reclassified from accumulated other comprehensive loss	188,630	1,172	—	189,802
Net current-period other comprehensive income (loss)	570,495	(5,583)	17,307	582,219

Accumulated comprehensive loss at January 1, 2018	(250,355)	(33,666)	(50,244)	(334,265)
Other comprehensive (loss) income before reclassifications	(297,994)	6,156	(14,251)	(306,089)
Amounts reclassified from accumulated other comprehensive loss	11,133	1,487	—	12,620
Net current-period other comprehensive (loss) income	(286,861)	7,643	(14,251)	(293,469)

Accumulated comprehensive loss at December 31, 2018	$(537,216)	$(26,023)	$(64,495)	$(627,734)

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents reclassifications out of accumulated other comprehensive loss for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
Details about Accumulated Other Comprehensive Loss Components	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Affected Line Item in Statements of Comprehensive Income (Loss)
Gain (loss) on cash flow derivative hedges:
Interest rate swaps	(10,931)	(31,603)	(41,480)	Interest expense, net of interest capitalized
Foreign currency forward contracts	(12,843)	(10,840)	(8,114)	Depreciation and amortization expenses
Foreign currency forward contracts	12,855	(9,472)	(14,342)	Other income (expense)
Foreign currency forward contracts	—	—	(207)	Other indirect operating expenses
Foreign currency collar options	—	(2,408)	(2,408)	Depreciation and amortization expenses
Fuel swaps	(1,580)	7,382	13,685	Other income (expense)
Fuel swaps	1,366	(141,689)	(284,384)	Fuel
	(11,133)	(188,630)	(337,250)
Amortization of defined benefit plans:
Actuarial loss	(1,487)	(1,172)	(1,141)	Payroll and related
	(1,487)	(1,172)	(1,141)
Total reclassifications for the period	$(12,620)	$(189,802)	$(338,391)

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Fair Value Measurements and Derivative Instruments
Fair Value Measurements
The estimated fair value of our financial instruments that are not measured at fair value, categorized based upon the fair value hierarchy, are as follows (in thousands):

	Fair Value Measurements at December 31, 2018					Fair Value Measurements at December 31, 2017
Description	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Cash and cash equivalents(4)	$287,852	$287,852	$287,852	—	—	$120,112	$120,112	$120,112	—	—
Total Assets	$287,852	$287,852	$287,852	$—	$—	$120,112	$120,112	$120,112	$—	$—
Liabilities:
Long-term debt (including current portion of long-term debt)(5)	$9,871,267	$10,244,214	—	$10,244,214	—	$7,506,312	$8,038,092	—	$8,038,092	—
Total Liabilities	$9,871,267	$10,244,214	$—	$10,244,214	$—	$7,506,312	$8,038,092	$—	$8,038,092	$—
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

(3)	Inputs that are unobservable. The Company did not use any Level 3 inputs as of December 31, 2018 and 2017.

(4)	Consists of cash and marketable securities with original maturities of less than 90 days.

(5)	Consists of unsecured revolving credit facilities, senior notes, senior debentures and term loans. These amounts do not include our capital lease obligations or commercial paper.
Fair Value Measurements on a Nonrecurring Basis
During 2018, we announced that Skysea Holding would cease cruising operations by the end of 2018. As a result, we did not deem our investment balance to be recoverable and estimated the fair value of our investment to be zero. For further information on our Skysea Holding investment and impairment, refer to Note 8. Other Assets.
Other Financial Instruments
The carrying amounts of accounts receivable, accounts payable, accrued interest, accrued expenses and commercial paper approximate fair value as of December 31, 2018 and 2017.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company's financial instruments recorded at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2018				Fair Value Measurements at December 31, 2017
Description	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Derivative financial instruments(4)	$65,297	$—	$65,297	$—	$320,385	$—	$320,385	$—
Investments(5)	—	—	—	—	3,340	3,340	—	—
Total Assets	$65,297	$—	$65,297	$—	$323,725	$3,340	$320,385	$—
Liabilities:
Derivative financial instruments(6)	$201,812	$—	$201,812	$—	$115,961	$—	$115,961	$—
Contingent consideration(7)	44,000	—	—	44,000	—	—	—	—
Total Liabilities	$245,812	$—	$201,812	$44,000	$115,961	$—	$115,961	$—
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

The reported fair values are based on a variety of factors and assumptions. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of December 31, 2018 or 2017, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.
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

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents information about the Company’s offsetting of financial assets under master netting agreements with derivative counterparties (in thousands):

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of December 31, 2018				As of December 31, 2017
	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Received	Net Amount of Derivative Assets

Derivatives subject to master netting agreements	$65,297	$(60,303)	$—	$4,994	$320,385	$(104,751)	$—	$215,634
Total	$65,297	$(60,303)	$—	$4,994	$320,385	$(104,751)	$—	$215,634
The following table presents information about the Company’s offsetting of financial liabilities under master netting agreements with derivative counterparties (in thousands):

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of December 31, 2018				As of December 31, 2017
	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Pledged	Net Amount of Derivative Liabilities

Derivatives subject to master netting agreements	$(201,812)	$60,303	$—	$(141,509)	$(115,961)	$104,751	$—	$(11,210)
Total	$(201,812)	$60,303	$—	$(141,509)	$(115,961)	$104,751	$—	$(11,210)
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

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Interest Rate Risk
Our exposure to market risk for changes in interest rates primarily relates to our debt obligations including future interest payments. At December 31, 2018 and 2017, approximately 59.1% and 57.4%, respectively, of our long-term debt was effectively fixed. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense.
Market risk associated with our fixed rate debt is the potential increase in fair value resulting from a decrease in interest rates. We use interest rate swap agreements that effectively convert a portion of our fixed-rate debt to a floating-rate basis to manage this risk. At December 31, 2018 and 2017, we maintained interest rate swap agreements on the following fixed-rate debt instruments:

Debt Instrument	Swap Notional as of December 31, 2018 (In thousands)	Maturity	Debt Fixed Rate	Swap Floating Rate: LIBOR plus	All-in Swap Floating Rate as of December 31, 2018
Oasis of the Seas term loan	$105,000	October 2021	5.41%	3.87%	6.63%
Unsecured senior notes	650,000	November 2022	5.25%	3.63%	6.25%
	$755,000
These interest rate swap agreements are accounted for as fair value hedges.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Market risk associated with our long-term floating rate debt is the potential increase in interest expense from an increase in interest rates. We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage this risk. At December 31, 2018 and 2017, we maintained interest rate swap agreements on the following floating-rate debt instruments:

Debt Instrument	Swap Notional as of December 31, 2018 (In thousands)	Maturity	Debt Floating Rate		All-in Swap Fixed Rate
Celebrity Reflection term loan	$327,250	October 2024	LIBOR plus	0.40%	2.85%
Quantum of the Seas term loan	490,000	October 2026	LIBOR plus	1.30%	3.74%
Anthem of the Seas term loan	513,542	April 2027	LIBOR plus	1.30%	3.86%
Ovation of the Seas term loan	657,083	April 2028	LIBOR plus	1.00%	3.16%
Harmony of the Seas term loan (1)	627,660	May 2028	EURIBOR plus	1.15%	2.26%
	$2,615,535
___________________________________________________________________

(1)
Interest rate swap agreements hedging the Euro-denominated term loan for Harmony of the Seas include a EURIBOR zero-floor matching the hedged debt EURIBOR zero-floor. Amount presented is based on the exchange rate as of December 31, 2018.

These interest rate swap agreements are accounted for as cash flow hedges.
The notional amount of interest rate swap agreements related to outstanding debt as of December 31, 2018 and 2017 was $3.4 billion and $3.8 billion, respectively.
Foreign Currency Exchange Rate Risk
Derivative Instruments
Our primary exposure to foreign currency exchange rate risk relates to our ship construction contracts denominated in Euros, our foreign currency denominated debt and our international business operations. We enter into foreign currency forward contracts to manage portions of the exposure to movements in foreign currency exchange rates. As of December 31, 2018, the aggregate cost of our ships on order, not including any ships on order by our Partner Brands and the Silversea Cruises ships that remain contingent upon final documentation and financing, was approximately $11.4 billion, of which we had deposited $651.7 million as of such date. At December 31, 2018 and 2017, approximately 53.5% and 54.0%, respectively, of the aggregate cost of the ships under construction was exposed to fluctuations in the Euro exchange rate. Our foreign currency forward contract agreements are accounted for as cash flow or net investment hedges depending on the designation of the related hedge.
On a regular basis, we enter into foreign currency forward contracts and, from time to time, we utilize cross-currency swap agreements and collar options to minimize the volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than our functional currency or the functional currencies of our foreign subsidiaries. During the year ended December 31, 2018, we maintained an average of approximately $741.5 million of these foreign currency forward contracts. These instruments are not designated as hedging instruments. For the years ended December 31, 2018, 2017 and 2016, changes in the fair value of the foreign currency forward contracts resulted in (losses) gains of approximately $(62.4) million, $62.0 million and $(51.1) million, respectively, which offset gains (losses) arising from the remeasurement of monetary assets and liabilities denominated in foreign currencies in those same years of $57.6 million, $(75.6) million and $39.8 million, respectively. These amounts were recognized in earnings within Other income (expense) in our consolidated statements of comprehensive income (loss).
We consider our investments in our foreign operations to be denominated in relatively stable currencies and of a long-term nature. As of December 31, 2018, we maintained foreign currency forward contracts and designated them as hedges of a portion of our net investments primarily in TUI cruises of €101.0 million, or approximately $115.5 million based on the exchange rate at December 31, 2018. These forward currency contracts mature in October 2021.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The notional amount of outstanding foreign exchange contracts, excluding the forward contracts entered into to minimize remeasurement volatility, as of December 31, 2018 and 2017 was $3.7 billion and $4.6 billion, respectively.
Non-Derivative Instruments
We also address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries' and investments' functional currencies and designating it as a hedge of these subsidiaries and investments. We had designated debt as a hedge of our net investments primarily in TUI Cruises of approximately €280.0 million, or approximately $320.2 million, through December 31, 2018. As of December 31, 2017, we had designated debt as a hedge of our net investments primarily in TUI Cruises of approximately €246.0 million, or approximately $295.3 million.
Fuel Price Risk
Our exposure to market risk for changes in fuel prices relates primarily to the consumption of fuel on our ships. We use fuel swap agreements to mitigate the financial impact of fluctuations in fuel prices.
Our fuel swap agreements are accounted for as cash flow hedges. At December 31, 2018, we have hedged the variability in future cash flows for certain forecasted fuel transactions occurring through 2022. As of December 31, 2018 and 2017, we had the following outstanding fuel swap agreements:

	Fuel Swap Agreements
	As of December 31, 2018	As of December 31, 2017
	(metric tons)
2018	—	673,700
2019	856,800	668,500
2020	830,500	531,200
2021	488,900	224,900
2022	322,900	—

	Fuel Swap Agreements
	As of December 31, 2018	As of December 31, 2017
	(% hedged)
Projected fuel purchases for year:
2018	—	50%
2019	58%	46%
2020	54%	36%
2021	28%	14%
2022	19%	—
At December 31, 2018 and 2017, $26.8 million and $23.7 million, respectively, of estimated unrealized net loss associated with our cash flow hedges pertaining to fuel swap agreements were expected to be reclassified to earnings from Accumulated other comprehensive loss within the next twelve months. Reclassification is expected to occur as the result of fuel consumption associated with our hedged forecasted fuel purchases.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value and line item caption of derivative instruments recorded within our consolidated balance sheets were as follows (in thousands):

	Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of December 31, 2018	As of December 31, 2017	Balance Sheet Location	As of December 31, 2018	As of December 31, 2017
		Fair Value	Fair Value		Fair Value	Fair Value
Derivatives designated as hedging instruments under ASC 815-20(1)
Interest rate swaps	Other assets	$23,518	$7,330	Other long-term liabilities	$40,467	$46,509
Foreign currency forward contracts	Derivative financial instruments	4,044	68,352	Derivative financial instruments	39,665	—
Foreign currency forward contracts	Other assets	10,844	158,879	Other long-term liabilities	16,854	6,625
Fuel swaps	Derivative financial instruments	10,966	13,137	Derivative financial instruments	37,627	38,488
Fuel swaps	Other assets	9,204	51,265	Other long-term liabilities	65,182	13,411
Total derivatives designated as hedging instruments under ASC 815-20		58,576	298,963		199,795	105,033
Derivatives not designated as hedging instruments under ASC 815-20
Foreign currency forward contracts	Derivative financial Instruments	1,751	9,945	Derivative financial instruments	808	2,933
Foreign currency forward contracts	Other assets	1,579	2,793	Other long-term liabilities	833	1,139
Fuel swaps	Derivative financial instruments	2,804	7,886	Derivative financial instruments	376	6,043
Fuel swaps	Other assets	587	798	Other long-term liabilities	—	813
Total derivatives not designated as hedging instruments under ASC 815-20		6,721	21,422		2,017	10,928
Total derivatives		$65,297	$320,385		$201,812	$115,961
___________________________________________________________________

(1)	Accounting Standard Codification 815-20 "Derivatives and Hedging."

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The location and amount of gain or (loss) recognized in income on fair value and cash flow hedging relationships were as follows (in thousands):

	Year Ended December 31, 2018				Year Ended December 31, 2017
	Fuel Expense	Depreciation and Amortization Expenses	Interest Income (Expense)	Other Income (Expense)	Fuel Expense	Depreciation and Amortization Expenses	Interest Income (Expense)	Other Income (Expense)
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$710,617	$1,033,697	$(300,872)	$11,107	$681,118	$951,194	$(269,881)	$(5,289)
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	n/a	n/a	$4,673	—	n/a	n/a	—	$6,065
Derivatives designated as hedging instruments	n/a	n/a	$(8,854)	—	n/a	n/a	$3,007	$(3,139)
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into income	n/a	n/a	$(10,931)	n/a	n/a	n/a	$(31,603)	n/a
Commodity contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into income	$1,366	n/a	n/a	$(1,580)	$(141,689)	n/a	n/a	$7,382
Foreign exchange contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into income	n/a	$(12,843)	n/a	$12,855	n/a	$(13,248)	n/a	$(9,472)

	Year Ended December 31, 2016
	Fuel Expense	Depreciation and Amortization Expenses	Interest Income (Expense)	Other Income (Expense)
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$713,676	$894,915	$(286,514)	$(35,653)
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	n/a	n/a	$7,203	$5,072
Derivatives designated as hedging instruments	n/a	n/a	$7,488	$(3,625)
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into income	n/a	n/a	$(41,480)	n/a
Commodity contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into income	$(284,384)	n/a	n/a	$13,685
Foreign exchange contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into income	n/a	$(10,522)	n/a	$(14,342)

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The carrying value and line item caption of non-derivative instruments designated as hedging instruments recorded within our consolidated balance sheets were as follows (in thousands):

		Carrying Value
Non-derivative instrument designated as hedging instrument under ASC 815-20	Balance Sheet Location	As of December 31, 2018	As of December 31, 2017
Foreign currency debt	Current portion of long-term debt	$38,168	$70,097
Foreign currency debt	Long-term debt	281,984	225,226
		$320,152	$295,323
The effect of derivative instruments qualifying and designated as hedging instruments and the related hedged items in fair value hedges on the consolidated statements of comprehensive income (loss) was as follows (in thousands):

	Location of Gain (Loss) Recognized in Income on Derivative and Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative			Amount of Gain (Loss) Recognized in Income on Hedged Item
Derivatives and related Hedged Items under ASC 815-20 Fair Value Hedging Relationships		Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Interest rate swaps	Interest expense, net of interest capitalized	$(8,854)	$3,007	$7,488	$4,673	$—	$7,203
Interest rate swaps	Other income (expense)	—	(3,139)	(3,625)	—	6,065	5,072
		$(8,854)	$(132)	$3,863	$4,673	$6,065	$12,275
The fair value and line item caption of derivative instruments recorded within our consolidated balance sheets for the cumulative basis adjustment for fair value hedges were as follows (in thousands):

Line Item in the Statement of Financial Position Where the Hedged Item is Included	Carrying Amount of the Hedged Liabilities		Cumulative amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
	As of December 31, 2018	As of December 31, 2017	As of December 31, 2018	As of December 31, 2017
Current portion of long-term debt and Long-term debt	$725,486	$749,155	$(24,766)	$(34,813)
	$725,486	$749,155	$(24,766)	$(34,813)
The effect of derivative instruments qualifying and designated as cash flow hedging instruments on the consolidated financial statements was as follows (in thousands):

	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Loss) on Derivative			Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives under ASC 815-20 Cash Flow Hedging Relationships	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016		Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Interest rate swaps	$18,578	$(13,312)	$(31,049)	Interest expense	$(10,931)	$(31,603)	$(41,480)
Foreign currency forward contracts	(222,645)	276,573	(51,092)	Depreciation and amortization expenses	(12,843)	(10,840)	(8,114)
Foreign currency forward contracts	—	—	—	Other income (expense)	12,855	(9,472)	(14,342)
Foreign currency forward contracts	—	—	—	Other indirect operating expenses	—	—	(207)
Foreign currency collar options	—	—	—	Depreciation and amortization expenses	—	(2,408)	(2,408)
Fuel swaps	—	—	—	Other income (expense)	(1,580)	7,382	13,685
Fuel swaps	(93,927)	118,604	156,139	Fuel	1,366	(141,689)	(284,384)
	$(297,994)	$381,865	$73,998		$(11,133)	$(188,630)	$(337,250)

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below represents amounts excluded from the assessment of effectiveness for our net investment hedging instruments for which the difference between changes in fair value and periodic amortization is recorded in accumulated other comprehensive income (loss) (in thousands):

Gain (Loss) Recognized in Income (Net Investment Excluded Components)	Year Ended December 31, 2018
Net inception fair value at January 1, 2018	$(11,335)
Amount of gain recognized in income on derivatives for the year ended December 31, 2018	2,976
Amount of loss remaining to be amortized in accumulated other comprehensive loss as of December 31, 2018	(1,339)
Fair value at December 31, 2018	(9,698)
The effect of non-derivative instruments qualifying and designated as net investment hedging instruments on the consolidated financial statements was as follows (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)
Non-derivative instruments under ASC 815-20 Net Investment Hedging Relationships	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Foreign Currency Debt	$13,210	$(38,971)	$20,295
	$13,210	$(38,971)	$20,295
The effect of derivatives not designated as hedging instruments on the consolidated financial statements was as follows (in thousands):

		Amount of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments under ASC 815-20	Location of Gain (Loss) Recognized in Income on Derivative	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Foreign currency forward contracts	Other income (expense)	$(62,423)	$61,952	$(51,029)
Fuel swaps	Fuel	1,161	—	—
Fuel swaps	Other income (expense)	114	(1,133)	(1,000)
		$(61,148)	$60,819	$(52,029)
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
The amount of collateral required to be posted following such event will change as, and to the extent, our net liability position increases or decreases by more than the applicable minimum call amount. If our credit rating for our senior unsecured debt is subsequently equal to, or above BBB- by Standard & Poor's or Baa3 by Moody's, then any collateral posted at such time will be released to us and we will no longer be required to post collateral unless we meet the collateral trigger requirement at the next fifth-year anniversary. At December 31, 2018, five of our interest rate derivative instruments had reached their fifth anniversary; however, our senior unsecured debt credit rating was Baa2 by Moody's and BBB- by Standard & Poor's and, accordingly, we were not required to post any collateral as of such date.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18. Commitments and Contingencies
Ship Purchase Obligations
Our future capital commitments consist primarily of new ship orders. As of December 31, 2018, we had two Quantum-class ships, one Oasis-class ship and two ships of a new generation of ships, known as our Icon-class, on order for our Royal Caribbean International brand with an aggregate capacity of approximately 25,300 berths. As of December 31, 2018, we have three Edge-class ships and a ship designed for the Galapagos Islands on order for our Celebrity brand with an aggregate capacity of approximately 9,400 berths. Additionally as December 31, 2018, we have three ships on order with an aggregate capacity of approximately 1,200 berths for our Silversea Cruises brand. The following provides further information on recent developments with respect to our ship orders.
During 2017, we entered into credit agreements for the unsecured financing of the two Icon-class ships for up to 80% of each ship’s contract price. For each ship, the official Finnish export credit agency, Finnvera, plc, has agreed to guarantee 100% of a substantial majority of the financing to the lenders, with a smaller portion of the financing to be 95% guaranteed by Euler Hermes, the official German export credit agency. The maximum loan amount under each facility is not to exceed €1.4 billion, or approximately $1.6 billion, based on the exchange rate at December 31, 2018. Interest on approximately 75% of each loan will accrue at a fixed rate of 3.56% and 3.76% for the first and the second Icon-class ships, respectively, and the balance will accrue interest at a floating rate ranging from LIBOR plus 1.10% to 1.15% and LIBOR plus 1.15% to 1.20% for the first and the second Icon-class ships, respectively. Each loan will amortize semi-annually and will mature 12 years following delivery of each ship. The first and second Icon-class ships will each have a capacity of approximately 5,650 berths and are expected to enter service in the second quarters of 2022 and 2024, respectively.
During 2017, we entered into credit agreements for the unsecured financing of the third and fourth Edge-class ships and the fifth Oasis-class ship for up to 80% of each ship’s contract price through facilities to be guaranteed 100% by Bpifrance Assurance Export, the official export credit agency of France. Under these financing arrangements, we have the right, but not the obligation, to satisfy the obligations to be incurred upon delivery and acceptance of each ship under the shipbuilding contract by assuming, at delivery and acceptance, the debt indirectly incurred by the shipbuilder during the construction of each ship. The maximum loan amount under each facility is not to exceed €684.2 million in the case of the third Edge-class ship and the United States dollar equivalent of €714.6 million and €1.1 billion in the case of the fourth Edge-class ship and fifth Oasis-class ship, or approximately $817.1 million and $1.3 billion, respectively, based on the exchange rate at December 31, 2018. The loans will amortize semi-annually and will mature 12 years following delivery of each ship. Interest on the loans will accrue at a fixed rate of 1.28% for the third Edge-class ship and at a fixed rate of 3.18% for both, the fourth Edge-class ship and the fifth Oasis-class ship. The third and fourth Edge-class ships, each of which will have a capacity of approximately 3,200, are expected to enter service in the fourth quarters of 2021 and 2022, respectively. The fifth Oasis-class ship will have a capacity of approximately 5,500 berths and is expected to enter service in the second quarter of 2021.
During 2016, we entered into credit agreements for the unsecured financing of our first two Edge-class ships for up to 80% of each ship’s contract price through facilities to be guaranteed 100% by COFACE, the official export credit agency of France. Celebrity Edge, the first Edge-class ship for our Celebrity Cruises brand, entered service in December 2018. For further information on the financing agreement for this ship, refer to Note 9. Debt. The second Edge-class ship will have a capacity of approximately 2,900 berths and is expected to enter service in the first quarter of 2020. Under the financing arrangement for the second Edge-class ship, we have the right, but not the obligation, to satisfy the obligations to be incurred upon delivery and acceptance of the vessel under the shipbuilding contract by assuming, at delivery and acceptance, the debt indirectly incurred by the shipbuilder during the construction of each ship. The maximum loan amount under the facility for the second Edge-class ship delivery is not to exceed the United States dollar equivalent of €627.1 million, or approximately $717.0 million, respectively, based on the exchange rate at December 31, 2018. The loan will amortize semi-annually and will mature 12 years following delivery of the ship. Interest on the loan will accrue at a fixed rate of 3.23%.
During 2015, we entered into credit agreements for the unsecured financing of the fourth and fifth Quantum-class ships for up to 80% of each of the ship’s contract price. Hermes has agreed to guarantee to the lenders payment of 95%

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of the financing. The ships will each have a capacity of approximately 4,250 berths and are expected to enter service in the second quarter of 2019 and the fourth quarter of 2020, respectively. These credit agreements make available to us unsecured term loans in an amount up to the United States dollar equivalent of €762.9 million and €777.5 million, or approximately $872.3 million and $889.0 million, respectively, based on the exchange rate at December 31, 2018. The loan will amortize semi-annually and will mature 12 years following delivery of each ship. At our election, prior to delivery of each ship, interest on the loans will accrue either (1) at a fixed rate of 3.45% (inclusive of the applicable margin) or (2) at a floating rate equal to LIBOR plus 0.95%.
In September 2018, Silversea Cruises signed a memorandum of understanding with Meyer Werft to build two ships of a new generation of ships. The ships are expected to have an aggregate capacity of approximately 1,200 berths and are expected to enter service in 2022 and 2023, respectively. The memorandum of understanding with Meyer Werft is contingent upon the completion of final documentation and financing, which are expected to be completed in the first quarter of 2019.
In February 2019, we entered into an agreement with Chantiers de l’Atlantique to build the sixth Oasis-class ship for Royal Caribbean International. The ship is expected to have an aggregate capacity of approximately 5,700 berths and is expected to enter service in the fourth quarter of 2023. The order with Chantiers de l’Atlantique is contingent upon completion of conditions precedent and financing, which is expected to be completed in 2019.
As of December 31, 2018, the aggregate cost of our ships on order, not including any ships on order by our Partner Brands and the Silversea Cruises ships that remain contingent upon final documentation and financing, was approximately $11.4 billion, of which we had deposited $651.7 million as of such date. Approximately 53.5% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at December 31, 2018. Refer to Note 17. Fair Value Measurements and Derivative Instruments for further information.
Litigation
On September 24, 2018, a proposed class-action lawsuit was filed by Roger and Maureen Carretta against Royal Caribbean Cruises Ltd. d/b/a Royal Caribbean International in the United States District Court for the Southern District of Florida relating to the marketing and sales of our Travel Protection Program. The plaintiffs purported to represent an alleged class of passengers who purchased the Travel Protection Program. The complaint alleged that the Company concealed that it received "kickbacks," in the form of undisclosed commissions on the sale of the travel insurance portion of the product from an underwriter, and allegedly improperly bundled Travel Insurance Policies with non-insurance products. The complaint sought damages in an indeterminate amount. On November 26, 2018, the Court dismissed the entire action with prejudice on the grounds that, among others, the claim was filed beyond the time limitations contained in the passenger ticket contract. Plaintiffs did not appeal the decision and the time period for filing an appeal has lapsed.
We are routinely involved in other claims typical within the cruise vacation industry. The majority of these claims are covered by insurance. We believe the outcome of such claims, net of expected insurance recoveries, will not have a material adverse impact on our financial condition or results of operations and cash flows.
Operating Leases
We are obligated under other noncancelable operating leases primarily for offices, warehouses and motor vehicles. As of December 31, 2018, future minimum lease payments under noncancelable operating leases were as follows (in thousands):

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Year
2019	$67,682
2020	64,237
2021	56,142
2022	52,759
2023	52,522
Thereafter	383,974
$677,316
Total expense for all operating leases amounted to $32.2 million, $29.3 million and $29.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.
In July 2016, we executed an agreement with Miami Dade County (“MDC”), which was simultaneously assigned to Sumitomo Banking Corporation (“SMBC”), to lease land from MDC and construct a new cruise terminal of approximately 170,000 square feet at PortMiami in Miami, Florida, which was completed during the fourth quarter of 2018 and serves as a homeport. During the construction period, SMBC funded the costs of the terminal’s construction and land lease. Once the terminal was substantially completed, we commenced operating and leasing the terminal from SMBC for a five-year term. We determined that the lease arrangement between SMBC and us should be accounted for as an operating lease and is included in the table above.
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
At December 31, 2018, we have future commitments to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts as follows (in thousands):

Year
2019	$224,253
2020	184,308
2021	136,917
2022	79,401
2023	45,266
Thereafter	149,696
$819,841

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19. Quarterly Selected Financial Data (Unaudited)

	(In thousands, except per share data)
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2018	2017	2018	2017	2018	2017	2018	2017
Total revenues(1)	$2,027,756	$2,008,560	$2,337,605	$2,195,274	$2,796,187	$2,569,544	$2,332,301	$2,004,467
Operating income	$274,146	$279,522	$456,895	$419,697	$799,733	$737,488	$364,027	$307,349
Net Income attributable to Royal Caribbean Cruises Ltd.	$218,653	$214,726	$466,295	$369,526	$810,391	$752,842	$315,703	$288,039
Earnings per share
Basic	$1.03	$1.00	$2.20	$1.72	$3.88	$3.51	$1.51	$1.35
Diluted	$1.02	$0.99	$2.19	$1.71	$3.86	$3.49	$1.50	$1.34
Dividends declared per share	$0.60	$0.480	$0.60	$0.480	$0.70	$0.60	$0.70	$0.60
___________________________________________________________________

(1)	Our revenues are seasonal based on the demand for cruises. Demand is strongest for cruises during the Northern Hemisphere's summer months and holidays.