Form 10-Q
period 2019-03-31
ROYAL CARIBBEAN CRUISES LTD
filed 2019-05-02
CIK 884887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
There were 209,647,874 shares of common stock outstanding as of April 24, 2019.

ROYAL CARIBBEAN CRUISES LTD.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in thousands, except per share data)

	Quarter Ended March 31,
	2019	2018
Passenger ticket revenues	$1,709,984	$1,425,644
Onboard and other revenues	729,783	602,112
Total revenues	2,439,767	2,027,756
Cruise operating expenses:
Commissions, transportation and other	363,155	290,609
Onboard and other	135,170	99,537
Payroll and related	269,532	227,156
Food	139,534	119,642
Fuel	160,171	160,341
Other operating	346,142	278,734
Total cruise operating expenses	1,413,704	1,176,019
Marketing, selling and administrative expenses	414,947	337,361
Depreciation and amortization expenses	292,285	240,230
Operating Income	318,831	274,146
Other income (expense):
Interest income	9,784	7,733
Interest expense, net of interest capitalized	(100,415)	(67,878)
Equity investment income	33,694	28,752
Other expense	(5,088)	(24,100)
	(62,025)	(55,493)
Net Income	256,806	218,653
Less: Net Income attributable to noncontrolling interest	7,125	—
Net Income attributable to Royal Caribbean Cruises Ltd.	$249,681	$218,653
Earnings per Share:
Basic	$1.19	$1.03
Diluted	$1.19	$1.02
Weighted-Average Shares Outstanding:
Basic	209,322	212,610
Diluted	209,874	213,602
Comprehensive Income
Net Income	$256,806	$218,653
Other comprehensive income (loss):
Foreign currency translation adjustments	564	1,160
Change in defined benefit plans	(653)	7,760
Gain on cash flow derivative hedges	48,843	142,530
Total other comprehensive income	48,754	151,450
Comprehensive Income	305,560	370,103
Less: Comprehensive Income attributable to noncontrolling interest	7,125	—
Comprehensive Income attributable to Royal Caribbean Cruises Ltd.	$298,435	$370,103
The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of
	March 31,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$248,197	$287,852
Trade and other receivables, net	374,982	324,507
Inventories	157,939	153,573
Prepaid expenses and other assets	491,553	456,547
Derivative financial instruments	60,451	19,565
Total current assets	1,333,122	1,242,044
Property and equipment, net	23,641,251	23,466,163
Operating lease right-of-use assets	777,551	—
Goodwill	1,378,362	1,378,353
Other assets	1,589,763	1,611,710
Total assets	$28,720,049	$27,698,270
Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Current liabilities
Current portion of debt	$1,646,324	$1,646,841
Commercial paper	1,112,030	775,488
Current portion of operating lease liabilities	88,497	—
Accounts payable	497,180	488,212
Accrued interest	120,131	74,550
Accrued expenses and other liabilities	823,097	899,761
Derivative financial instruments	89,023	78,476
Customer deposits	3,729,661	3,148,837
Total current liabilities	8,105,943	7,112,165
Long-term debt	7,526,330	8,355,370
Long-term operating lease liabilities	708,371	—
Other long-term liabilities	560,690	583,254
Total liabilities	16,901,334	16,050,789
Commitments and contingencies (Note 11)
Redeemable noncontrolling interest	549,645	542,020
Shareholders’ equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 236,380,544 and 235,847,683 shares issued, March 31, 2019 and December 31, 2018, respectively)	2,364	2,358
Paid-in capital	3,432,419	3,420,900
Retained earnings	10,366,612	10,263,282
Accumulated other comprehensive loss	(578,980)	(627,734)
Treasury stock (26,830,765 common shares at cost, at both March 31, 2019 and December 31, 2018)	(1,953,345)	(1,953,345)
Total shareholders’ equity	11,269,070	11,105,461
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$28,720,049	$27,698,270
The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Three Months Ended March 31,
	2019	2018
Operating Activities
Net income	$256,806	$218,653
Adjustments:
Depreciation and amortization	292,285	240,230
Impairment losses	—	23,343
Net deferred income tax expense (benefit)	2,983	(1,504)
Gain on derivative instruments not designated as hedges	(4,780)	(7,810)
Share-based compensation expense	27,322	20,164
Equity investment income	(33,694)	(28,752)
Amortization of debt issuance costs	10,366	10,108
Changes in operating assets and liabilities:
Increase in trade and other receivables, net	(44,382)	(10,181)
(Increase) decrease in inventories	(4,366)	567
Increase in prepaid expenses and other assets	(12,323)	(89,725)
Increase in accounts payable	8,843	110,467
Increase in accrued interest	45,581	42,919
Decrease in accrued expenses and other liabilities	(68,688)	(109,136)
Increase in customer deposits	580,735	477,878
Dividends received from unconsolidated affiliates	42,435	37,918
Other, net	(20,669)	(11,017)
Net cash provided by operating activities	1,078,454	924,122
Investing Activities
Purchases of property and equipment	(470,116)	(1,720,232)
Cash received on settlement of derivative financial instruments	5,803	64,487
Cash paid on settlement of derivative financial instruments	(678)	—
Cash received on loans to unconsolidated affiliates	11,824	13,953
Other, net	2,719	(3,353)
Net cash used in investing activities	(450,448)	(1,645,145)
Financing Activities
Debt proceeds	316,810	2,544,737
Debt issuance costs	(3,675)	(41,344)
Repayments of debt	(1,146,674)	(1,394,222)
Proceeds from issuance of commercial paper notes	5,039,834	—
Repayments of commercial paper notes	(4,711,208)	—
Purchases of treasury stock	—	(275,038)
Dividends paid	(146,817)	(127,840)
Proceeds from exercise of common stock options	241	3,863
Other, net	(16,192)	1,697
Net cash (used in) provided by financing activities	(667,681)	711,853
Effect of exchange rate changes on cash	20	303
Net decrease in cash and cash equivalents	(39,655)	(8,867)
Cash and cash equivalents at beginning of period	287,852	120,112
Cash and cash equivalents at end of period	$248,197	$111,245
Supplemental Disclosure
Cash paid during the period for:
Interest, net of amount capitalized	$37,103	$16,953
The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited; in thousands)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at January 1, 2019	$2,358	$3,420,900	$10,263,282	$(627,734)	$(1,953,345)	$11,105,461
Activity related to employee stock plans	6	11,519	—	—	—	11,525
Common stock dividends, $0.70 per share	—	—	(146,351)	—	—	(146,351)
Changes related to cash flow derivative hedges	—	—	—	48,843	—	48,843
Change in defined benefit plans	—	—	—	(653)	—	(653)
Foreign currency translation adjustments	—	—	—	564	—	564
Net Income attributable to Royal Caribbean Cruises Ltd.	—	—	249,681	—	—	249,681
Balance at March 31, 2019	$2,364	$3,432,419	$10,366,612	$(578,980)	$(1,953,345)	$11,269,070

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at January 1, 2018	$2,352	$3,390,117	$9,022,405	$(334,265)	$(1,378,306)	$10,702,303
Cumulative effect of accounting changes	—	—	(23,476)	—	—	(23,476)
Activity related to employee stock plans	5	(62)	—	—	—	(57)
Common stock dividends, $0.60 per share	—	—	(127,038)	—	—	(127,038)
Changes related to cash flow derivative hedges	—	—	—	142,530	—	142,530
Change in defined benefit plans	—	—	—	7,760	—	7,760
Foreign currency translation adjustments	—	—	—	1,160	—	1,160
Purchases of treasury stock	—	—	—	—	(275,039)	(275,039)
Net Income attributable to Royal Caribbean Cruises Ltd.	—	—	218,653	—	—	218,653
Balance at March 31, 2018	$2,357	$3,390,055	$9,090,544	$(182,815)	$(1,653,345)	$10,646,796

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
As used in this Quarterly Report on Form 10-Q, the terms “Royal Caribbean,” the “Company,” “we,” “our” and “us” refer to Royal Caribbean Cruises Ltd. and, depending on the context, Royal Caribbean Cruises Ltd.’s consolidated subsidiaries and/or affiliates. The terms “Royal Caribbean International,” “Celebrity Cruises,” “Azamara Club Cruises” and "Silversea Cruises" refer to our wholly- or majority-owned global cruise brands. Throughout this report, we also refer to regional brands in which we hold an ownership interest, including “TUI Cruises” and “Pullmantur.” However, because these regional brands are unconsolidated investments, our operating results and other disclosures herein do not include these brands unless otherwise specified. In accordance with cruise vacation industry practice, the term “berths” is determined based on double occupancy per cabin even though many cabins can accommodate three or more passengers. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018, including the audited consolidated financial statements and related notes included therein.
This Quarterly Report on Form 10-Q also includes trademarks, trade names and service marks of other companies.  Use or display by us of other parties’ trademarks, trade names or service marks is not intended to and does not imply a relationship with, or endorsement or sponsorship of us by, these other parties other than as described herein.
Note 1. General
Description of Business
We are a global cruise company. As of March 31, 2019, we control and operate four global cruise brands: Royal Caribbean International, Celebrity Cruises, Azamara Club Cruises and Silversea Cruises (collectively, our "Global Brands").
We also own a 50% joint venture interest in the German brand TUI Cruises and a 49% interest in the Spanish brand Pullmantur (collectively, our "Partner Brands"). We account for our investments in our Partner Brands under the equity method of accounting.
Basis for Preparation of Consolidated Financial Statements
The unaudited consolidated financial statements are presented pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, these statements include all adjustments necessary for a fair statement of the results of the interim periods reported herein. Adjustments consist only of normal recurring items, except for any items discussed in the notes below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted as permitted by such rules and regulations. Estimates are required for the preparation of financial statements in accordance with these principles. Actual results could differ from these estimates. Refer to Note 2. Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of our significant accounting policies.
All significant intercompany accounts and transactions are eliminated in consolidation. We consolidate entities over which we have control, usually evidenced by a direct ownership interest of greater than 50%, and variable interest entities where we are determined to be the primary beneficiary. Refer to Note 7. Other Assets for further information regarding our variable interest entities. We consolidate the operating results of Silversea Cruises on a three-month reporting lag to allow for more timely preparation of our consolidated financial statements. No material events or other transactions involving Silversea Cruises have occurred from December 31, 2018 through March 31, 2019 that would require further disclosure or adjustment to our consolidated financial statements as of and for the quarter ended March 31, 2019. For affiliates we do not control but over which we have significant influence on financial and operating policies, usually evidenced by a direct ownership interest from 20% to 50%, the investment is accounted for using the equity method.
Note 2. Summary of Significant Accounting Policies
Adoption of Accounting Pronouncements
Leases
On January 1, 2019, we adopted the guidance codified in Accounting Standard Codification ("ASC") 842, Leases, ("ASC 842") using the modified retrospective approach and elected the optional transition method, which allows entities to initially apply the standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Upon adoption, we applied the guidance to all existing leases.

For leases with a term greater than 12 months, the new guidance requires the lease rights and obligations arising from the leasing arrangements, including operating leases, to be recognized as assets and liabilities on the balance sheet. Upon adoption of the new guidance, the most significant impact was the recognition of right-of-use assets and lease liabilities relating to operating leases in the amounts of $801.8 million and $820.5 million, respectively, reported within Operating lease right-of-use assets and Long-term operating lease liabilities, respectively, with the current portion of the liability reported within Current portion of operating lease liabilities, in our consolidated balance sheet as of January 1, 2019. Accounting for finance leases remained substantially unchanged and continues to be reported within Property and equipment, net and Long-term debt, with the current portion of the debt reported within Current portion of debt, in our consolidated balance sheets. There was no cumulative effect of applying the new standard and accordingly there was no adjustment to our retained earnings upon adoption. The comparative information presented has not been restated and continues to be reported under the accounting standards in effect for those periods. For further information on leases, refer to Note 9. Leases.
This guidance did not have a material impact to our consolidated statements of comprehensive income (loss), consolidated statements of cash flows and our debt-covenants calculations under our current agreements.
Note 3. Business Combination
On July 31, 2018, we acquired a 66.7% equity stake in Silversea Cruise Holding Ltd. ("Silversea Cruises"), an ultra-luxury and expedition cruise line with nine ships, from Silversea Cruises Group Ltd. ("SCG"). Silversea Cruises enhances our presence in the ultra-luxury and expedition markets and provides us with an opportunity to drive long-term capacity growth in these markets.
The purchase price consisted of $1.02 billion in cash, net of assumed liabilities, and contingent consideration that can range from zero up to a maximum of approximately 472,000 shares of our common stock, and is payable upon achievement of certain 2019-2020 performance metrics by Silversea Cruises. The fair value of the contingent consideration at the acquisition date was $44.0 million and is recorded within Other long-term liabilities in our consolidated balance sheets. Changes in the fair value of the contingent consideration are recorded in our results of operations, if any, in the period of the change. Refer to Note 14. Fair Value Measurements and Derivative Instruments for further information on the valuation of the contingent consideration.
To finance a portion of the purchase price, we drew in full on a $700 million unsecured credit agreement and the remainder of the transaction consideration was financed through the use of our revolving credit facilities.
We have accounted for this transaction under the provisions of ASC 805, Business Combinations. The purchase price for the Silversea Cruises acquisition was allocated based on estimates of the fair value of assets acquired and liabilities assumed at the acquisition date, with the excess allocated to goodwill. Goodwill is not deductible for tax purposes and consisted primarily of the opportunity to expand our cruise operations in strategic growth areas.
For reporting purposes, we include Silversea Cruises’ results of operations on a three-month reporting lag from October 1, 2018 through December 31, 2018. We have included Silversea Cruises' balance sheet as of December 31, 2018 in our consolidated balance sheet as of March 31, 2019. Refer to Note 1. General for further information on this three-month reporting lag.
Our purchase price allocation was final as of March 31, 2019. There were no measurement period adjustments recorded during the quarter ended March 31, 2019.
Pro-forma financial results relating to the Silversea Cruises acquisition are not presented, as this acquisition was not material to our consolidated results of operations.
Note 4. Intangible Assets
Intangible assets consist of finite and indefinite life assets and are reported within Other assets in our consolidated balance sheets.

The following is a summary of our intangible assets as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-life intangible assets:
Customer relationships	$97,400	$2,706	$94,694
Galapagos operating license	47,669	4,553	43,116
Other finite-life intangible assets	11,560	2,408	9,152
Total finite-life intangible assets	156,629	9,667	146,962
Indefinite-life intangible assets	351,725	—	351,725
Total intangible assets, net	$508,354	$9,667	$498,687

	December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-life intangible assets:
Customer relationships	$97,400	$1,082	$96,318
Galapagos operating license	47,669	4,206	43,463
Other finite-life intangible assets	11,560	963	10,597
Total finite-life intangible assets	156,629	6,251	150,378
Indefinite-life intangible assets	351,725	—	351,725
Total intangible assets, net	$508,354	$6,251	$502,103
Amortization expense for finite-life intangible assets was immaterial for the quarters ended March 31, 2019 and March 31, 2018.
The estimated future amortization for finite-life intangible assets for each of the next five years is as follows (in thousands):

Year
Remainder of 2019	$10,469
2020	$12,995
2021	$8,179
2022	$8,179
2023	$8,179
2024	$8,179
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
Passenger ticket revenues include charges to our guests for port costs that vary with passenger head counts. These type of port costs, along with port costs that do not vary by passenger head counts, are included in our operating expenses. The amounts of port costs charged to our guests and included within Passenger ticket revenues on a gross basis were $152.0 million and $136.7 million for the quarters ended March 31, 2019 and 2018, respectively.

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
Disaggregated Revenues
The following table disaggregates our total revenues by geographic regions where we provide cruise itineraries (in thousands):

	Quarter Ended March 31,
	2019	2018
Revenues by itinerary
North America(1)	$1,681,058	$1,347,260
Asia/Pacific(2)	490,075	532,979
Europe(3)	7,982	—
Other regions(4)	162,505	77,185
Total revenues by itinerary	2,341,620	1,957,424
Other revenues(5)	98,147	70,332
Total revenues	$2,439,767	$2,027,756

(1)	Includes the United States, Canada, Mexico and the Caribbean.

(2)
Includes Southeast Asia (e.g., Singapore, Thailand and the Philippines), East Asia (e.g., China and Japan), South Asia (e.g., India and Pakistan) and Oceania (e.g., Australia and Fiji Islands) regions.

(3)	Includes European countries (e.g., Nordics, Germany, France, Italy, Spain and the United Kingdom).

(4)	Includes seasonality impacted itineraries primarily in South and Latin American countries.

(5)
Includes revenues primarily related to cancellation fees, vacation protection insurance, pre- and post-cruise tours and fees for operating certain port facilities. Amounts also include revenues related to our bareboat charter, procurement and management related services we perform on behalf of our unconsolidated affiliates. Refer to Note 7. Other Assets for more information on our unconsolidated affiliates.

Passenger ticket revenues are attributed to geographic areas based on where the reservation originates. For the quarters ended March 31, 2019 and 2018, our guests were sourced from the following areas:

	Quarter Ended March 31,
	2019	2018
Passenger ticket revenues:
United States	66%	60%
Australia	8%	13%
All other countries (1)	26%	27%

(1)	No other individual country's revenue exceeded 10% for the quarters ended March 31, 2019 and 2018.
Customer Deposits and Contract Liabilities
Our payment terms generally require an upfront deposit to confirm a reservation, with the balance due prior to the cruise. Deposits received on sales of passenger cruises are initially recorded as Customer deposits in our consolidated balance sheets and subsequently recognized as passenger ticket revenues during the duration of the cruise. ASC 606, Revenues from Contracts with Customers, defines a “contract liability” as an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration from the customer. We do not consider customer deposits to be a contract liability until the customer no longer retains the unilateral right, resulting from the passage of time, to cancel such customer's reservation and receive a full refund. Customer deposits presented in our consolidated balance sheets include contract liabilities of $2.2 billion and $1.9 billion as of March 31, 2019 and December 31, 2018, respectively. Substantially all of our contract liabilities as of December 31, 2018 were recognized and reported within Total revenues in our consolidated statement of comprehensive income (loss) for the quarter ended March 31, 2019.

Contract Receivables and Contract Assets
Although we generally require full payment from our customers prior to their cruise, we grant credit terms to a relatively small portion of our revenue sourced in select markets outside of the United States. As a result, we have outstanding receivables from passenger cruise contracts in those markets. We also have receivables from credit card merchants for cruise ticket purchases and goods and services sold to guests during cruises that are collected before, during or shortly after the cruise voyage. In addition, we have receivables due from concessionaires onboard our vessels. These receivables are included within Trade and other receivables, net in our consolidated balance sheets.
We have contract assets that are conditional rights to consideration for satisfying the construction services performance obligations under a service concession arrangement. As of March 31, 2019 and December 31, 2018, our contract assets were $57.2 million and $57.8 million, respectively, and were included within Other assets in our consolidated balance sheets. Given the short duration of our cruises and our collection terms, we do not have any other significant contract assets.
Assets Recognized from the Costs to Obtain a Contract with a Customer
Prepaid travel agent commissions are an incremental cost of obtaining contracts with customers that we recognize as an asset and include within Prepaid expenses and other assets in our consolidated balance sheets. Prepaid travel agent commissions were $182.9 million and $153.5 million as of March 31, 2019 and December 31, 2018, respectively. Substantially all of our prepaid travel agent commissions at December 31, 2018 were expensed and reported within Commissions, transportation and other in our consolidated statements of comprehensive income (loss) for the quarter ended March 31, 2019.
Note 6. Earnings Per Share
A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Quarter Ended March 31,
	2019	2018
Net Income attributable to Royal Caribbean Cruises Ltd. for basic and diluted earnings per share	$249,681	$218,653
Weighted-average common shares outstanding	209,322	212,610
Dilutive effect of stock-based awards	552	992
Diluted weighted-average shares outstanding	209,874	213,602
Basic earnings per share	$1.19	$1.03
Diluted earnings per share	$1.19	$1.02

There were no antidilutive shares for the quarters ended March 31, 2019 and 2018.
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
We have determined that TUI Cruises GmbH, our 50%-owned joint venture, which operates the brand TUI Cruises, is a VIE. As of March 31, 2019, the net book value of our investment in TUI Cruises was $537.5 million, primarily consisting of $370.4 million in equity and a loan of €146.6 million, or approximately $164.6 million based on the exchange rate at March 31, 2019. As of December 31, 2018, the net book value of our investment in TUI Cruises was $578.1 million, primarily consisting of $403.0 million in equity and a loan of €150.6 million, or approximately $172.2 million based on the exchange rate at December 31, 2018. The loan, which was made in connection with the sale of Splendour of the Seas in April 2016, accrues interest at a rate of 6.25% per annum and is payable over 10 years. This loan is 50% guaranteed by TUI AG, our joint venture partner in TUI Cruises, and is secured by a first priority mortgage on the ship. The majority of these amounts were included within Other assets in our consolidated balance sheets.
In addition, we and TUI AG have each guaranteed the repayment by TUI Cruises of 50% of a bank loan. As of March 31, 2019, the outstanding principal amount of the loan was €34.4 million, or approximately $38.6 million based on the exchange rate at March 31, 2019. The loan amortizes quarterly and is currently secured by a first mortgage on Mein Schiff Herz. Based on current facts and circumstances, we do not believe potential obligations under our guarantee of this bank loan are probable. In addition to our guarantee of the bank loan, TUI Cruises has various ship construction and financing agreements which include certain restrictions on each of our and TUI AG’s ability to reduce our current ownership interest in TUI Cruises below 37.55% through May 2031.
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
We have determined that Pullmantur Holdings S.L. ("Pullmantur Holdings"), in which we have a 49% noncontrolling interest and Springwater Capital LLC has a 51% interest, is a VIE for which we are not the primary beneficiary, as we do not have the power to direct the activities that most significantly impact the entity's economic performance. Accordingly, we do not consolidate this entity and we account for this investment under the equity method of accounting. As of March 31, 2019 and December 31, 2018, our maximum exposure to loss in Pullmantur Holdings was $63.7 million and $58.5 million, respectively, consisting of loans and other receivables. These amounts were included within Trade and other receivables, net and Other assets in our consolidated balance sheets.
We have provided a non-revolving working capital facility to a Pullmantur Holdings subsidiary in the amount of up to €15.0 million or approximately $16.8 million based on the exchange rate at March 31, 2019. Proceeds of the facility, which were available to be drawn through December 2018 accrue interest at an interest rate of 6.5% per annum and are payable through 2022. An affiliate of Springwater Capital LLC has guaranteed repayment of 51% of the outstanding amounts under the facility. As of March 31, 2019, €14.0 million, or approximately $15.7 million, based on the exchange rate at March 31, 2019, was outstanding under this facility. As of December 31, 2018, €14.0 million, or approximately $16.0 million, based on the exchange rate at December 31, 2018, was outstanding under this facility.
We have determined that Grand Bahama Shipyard Ltd. (“Grand Bahama”), a ship repair and maintenance facility in which we have a 40% noncontrolling interest, is a VIE. This facility serves cruise and cargo ships, oil and gas tankers and offshore units.  We utilize this facility, among other ship repair facilities, for our regularly scheduled drydocks and certain emergency repairs as may be required. During the quarters ended March 31, 2019 and 2018, we made payments of $40.3 million and $22.3 million, respectively, to Grand Bahama for ship repair and maintenance services. We have determined that we are not the primary beneficiary of this facility as we do not have the power to direct the activities that most significantly impact the facility’s economic performance. Accordingly, we do not consolidate this entity and we account for this investment under the equity method of accounting. As of March 31, 2019, the net book value of our investment in Grand Bahama was $64.1 million, consisting of $51.2 million in equity and a loan of $12.9 million. As of December 31, 2018, the net book value of our investment in Grand Bahama was $56.1 million, consisting of $41.4 million in equity and a loan of $14.6 million. These amounts represent our maximum exposure to loss related to our investment in Grand Bahama. Our loan to Grand Bahama matures in March 2025 and bears interest at the lower of (i) LIBOR plus 3.50% and (ii) 5.50%. Interest payable on the loan is due on a semi-annual basis. During the quarters ended March 31, 2019 and 2018, we received principal and interest payments of $6.6 million and $3.0 million, respectively. The loan balance is included within Other assets in our consolidated balance sheets. The loan is currently accruing interest under the effective yield method.
We monitor credit risk associated with the loan through our participation on Grand Bahama’s board of directors along with our review of Grand Bahama’s financial statements and projected cash flows. Based on this review, we believe the risk of loss associated with the outstanding loan is not probable as of March 31, 2019.
In March 2018, we and Ctrip.com International Ltd. ("Ctrip") announced the decision to end the Skysea Holding International Ltd. ("Skysea Holding") venture in which we have a 36% ownership interest. As a result, we reviewed the recoverability of our investment in Skysea Holding and determined that our investment, debt facility and other receivables due from the brand were impaired and recognized an impairment charge of $23.3 million, which was included within Other expense in our consolidated statement of comprehensive income (loss) for the quarter ended March 31, 2018. The charge reflected a full impairment of our investment in Skysea Holding and other receivables due to us and reduced the debt facility and the related accrued interest due to us from Skysea Holding to its net realizable value. In December 2018, the Golden Era, the ship operated by SkySea Cruises, and owned by a wholly-owned subsidiary of Skysea Holding, was sold to an affiliate of TUI AG. Proceeds from the sale were distributed to Ctrip and us, which eliminated our net receivable balance due from Skysea Holding, resulting in no further impairment charges. As of March 31, 2019 and December 31, 2018, we do not have any material exposures to loss related to our investment in Skysea Holding.

The following tables set forth information regarding our investments accounted for under the equity method of accounting, including the entities discussed above (in thousands):

	Quarter Ended March 31,
	2019	2018
Share of equity income from investments	$33,694	$28,752
Dividends received (1)	$42,435	$37,918

(1)	For the quarter ended March 31, 2019, amount includes a €50.0 million dividend from TUI Cruises, net of tax withholdings.

	As of March 31, 2019	As of December 31, 2018
Total notes receivable due from equity investments	$193,351	$201,979
Less-current portion(1)	19,681	19,075
Long-term portion(2)	$173,670	$182,904

(1)	Included within Trade and other receivables, net in our consolidated balance sheets.

(2)	Included within Other assets in our consolidated balance sheets.
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

	Quarter Ended March 31,
	2019	2018
Revenues	$11,882	$14,073
Expenses	$974	$3,638
Note 8. Debt
In June 2018, we established a commercial paper program pursuant to which we may issue short-term unsecured notes from time to time in an aggregate amount of up to $1.2 billion. The interest rate for the commercial paper notes varies based on duration, market conditions and our credit ratings. The maturities of the commercial paper notes can vary, but cannot exceed 397 days from the date of issuance. We use the proceeds from our commercial paper notes for general corporate purposes. The commercial paper issued is backstopped by our revolving credit facilities. As of March 31, 2019, we had $1.1 billion of commercial paper notes outstanding with a weighted average interest rate of 3.04% and a weighted average maturity of approximately 34 days. As of December 31, 2018, we had $777.0 million of commercial paper notes outstanding with a weighted average interest rate of 3.19% and a weighted average maturity of approximately 23 days.
In April 2019, we amended our $1.4 billion unsecured revolving credit facility due in 2020 to extend the termination date through April 2024 and increase the facility size to $1.7 billion. The interest rate and facility fee vary with our senior debt rating and are currently set at LIBOR plus 1.0% per annum and 0.125% per annum, respectively. These amendments did not result in the extinguishment of debt.
In April 2019, we entered into and drew in full on an unsecured three-year term loan agreement in the amount of $1.0 billion. The loan accrues interest at a floating rate of LIBOR plus an applicable margin, which varies with our senior debt rating, and is currently 1.075% per annum. Proceeds of this loan were used to repay the $700 million 364-day loan due July 2019 related to the acquisition of Silversea Cruises and the remaining balance of the unsecured term loan originally incurred in 2010 to purchase Allure of the Seas. The repayment of these loans resulted in a total loss on the extinguishment of debt of approximately $6.5 million, which will be recognized in the statement of comprehensive income (loss) subsequent to March 31, 2019.
In April 2019, we took delivery of Spectrum of the Seas. To finance the purchase, we borrowed $908.0 million under a previously committed unsecured term loan which is 95% guaranteed by Euler Hermes Deutschland AG, the official export credit agency of Germany. The loan amortizes semi-annually over 12 years and bears interest at a fixed rate of 3.45% per annum.

Note 9. Leases
Our operating leases primarily relate to preferred berthing arrangements, real estate and shipboard equipment and are included within Operating lease right-of-use assets, and Long-term operating lease liabilities with the current portion of the liability included within Current portion of operating lease liabilities in our consolidated balance sheet as of March 31, 2019. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term. Refer to Note 2. Summary of Significant Accounting Policies, for further information on the adoption of ASC 842.
Our finance leases primarily relate to two ships, Silver Whisper and Silver Explorer, operated by Silversea Cruises. Finance leases are included within Property and equipment, net and Long-term debt, with the current portion of the debt reported within Current portion of debt, in our consolidated balance sheets. The finance lease for Silver Whisper will expire in 2022, subject to an option to purchase the ship, and the finance lease for Silver Explorer will expire in 2021, subject to an option to extend the lease for up to an additional six years.
For some of our real estate leases and berthing agreements, we do have the option to extend our current lease term. For those lease agreements with renewal options, the renewal periods for real estate leases range from one to 10 years and the renewal periods for berthing agreements range from one to 20 years. Generally, we do not include renewal options as a component of our present value calculation for berthing agreements. However, for certain real estate leases, we include them. Additionally, we do have a residual value guarantee associated with our lease of a terminal at PortMiami in Miami, Florida that approximates a percentage of cost of the asset as of the inception of the lease. We consider the possibility of incurring costs associated with the residual value guarantee to be remote.
As most of our leases do not provide an implicit rate, we use our incremental borrowing rate in determining the present value of lease payments. We estimate our incremental borrowing rates based on LIBOR and U.S. Treasury note rates corresponding to lease terms increased by the Company’s credit risk spread and reduced by the estimated impact of collateral. We used the incremental borrowing rate as of the adoption date for operating leases that commenced prior to that date. In addition, we have lease agreements with lease and non-lease components, which are generally accounted for separately. However, for berthing agreements, we account for the lease and non-lease components as a single lease component.
Additionally, we bareboat charter to Pullmantur Holdings the vessels currently operated by its brands, which were retained by us following the sale of our 51% interest in Pullmantur Holdings in 2016. We account for the bareboat charters of these vessels as operating leases for which we are the lessor.  The remaining payments and term of these leases are immaterial to our consolidated financial statements.
Supplemental balance sheet information for leases was as follows (in thousands):

As of March 31, 2019
Lease assets:
Finance lease right-of-use assets, net:
Property and equipment, gross	$246,682
Accumulated depreciation	(39,882)
Property and equipment, net	206,800
Operating lease right-of-use assets	777,551
Total lease assets	$984,351
Lease liabilities:
Finance lease liabilities:
Current portion of debt	$33,068
Long-term debt	94,127
Total finance lease liabilities	127,195
Operating lease liabilities:
Current portion of operating lease liabilities	88,497
Long-term operating lease liabilities	708,371
Total operating lease liabilities	796,868
Total lease liabilities	$924,063

The components of lease expense were as follows (in thousands):

	Consolidated Statement of Comprehensive Income (Loss) Classification	Quarter Ended March 31, 2019
Lease costs:
Operating lease costs	Commission, transportation and other	$19,056
Operating lease costs	Other operating expenses	6,931
Operating lease costs	Marketing, selling and administrative expenses	5,679
Financial lease costs:
Amortization of right-of-use-assets	Depreciation and amortization expenses	3,195
Interest on lease liabilities	Interest expense, net of interest capitalized	596
Total lease costs		$35,457
In addition, certain of our berth agreements include variable lease costs based on the number of passengers berthed. During the quarter ended March 31, 2019, we had $34.3 million of variable lease costs recorded within Commission, transportation and other in our consolidated statement of comprehensive income (loss).
Weighted average of the remaining lease terms and weighted average discount rates are as follows:

As of March 31, 2019
Weighted average of the remaining lease term
Operating leases	10.8 years
Finance leases	3.6 years
Weighted average discount rate
Operating leases	4.6%
Finance leases	3.8%
Supplemental cash flow information related to leases is as follows (in thousands):

Quarter Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$31,981
Operating cash flows from finance leases	$596
Financing cash flows from finance leases	$3,606
As of March 31, 2019, maturities related to lease liabilities were as follows (in thousands):

Year	Operating Leases	Finance Leases
Remainder of 2019	$95,927	$32,468
2020	126,959	36,334
2021	114,278	39,139
2022	107,885	16,097
2023	105,846	5,089
Thereafter	522,270	10,413
Total lease payments	1,073,165	139,540
Less: Interest	(276,297)	(12,345)
Present value of lease liabilities	$796,868	$127,195
Operating lease payments include $41.0 million related to options to extend lease terms that are reasonably certain of being exercised.

Under ASC 840, Leases, future minimum lease payments under noncancelable operating leases as of December 31, 2018 were as follows (in thousands):

Year
2019	$67,682
2020	64,237
2021	56,142
2022	52,759
2023	52,522
Thereafter	383,974
$677,316
Note 10. Redeemable Noncontrolling Interest
In connection with the acquisition of Silversea Cruises, we recorded a redeemable noncontrolling interest of $537.8 million due to the put options held by SCG. The put options may require us to purchase SCG's remaining interest, or 33.3% of Silversea Cruises, upon the occurrence or nonoccurrence of certain future events that are not solely within our control. At the acquisition date, the estimated fair value of the redeemable noncontrolling interest was based on 33.3% of Silversea Cruises' equity value, which was determined based on the transaction price paid for 66.7% of Silversea Cruises. As of March 31, 2019, SCG's interest is presented as Redeemable noncontrolling interest and is classified outside of shareholders' equity in our consolidated balance sheets. Additionally, the noncontrolling interest's share in the net earnings (loss) and contractual accretion requirements associated with the put options are included in Net Income attributable to noncontrolling interest in our consolidated statements of comprehensive income (loss).
The following table presents changes in the redeemable noncontrolling interest as of March 31, 2019 (in thousands):

Beginning balance January 1, 2019	$542,020
Net income attributable to noncontrolling interest, including the contractual accretion of the put options	7,125
Other	500
Ending balance March 31, 2019	$549,645

Note 11. Commitments and Contingencies
Ship Purchase Obligations
Our future capital commitments consist primarily of new ship orders. As of March 31, 2019, we had two Quantum-class ships, one Oasis-class ship and two ships of a new generation of ships, known as our Icon-class, on order for our Royal Caribbean International brand with an aggregate capacity of approximately 25,300 berths. As of March 31, 2019, we have three Edge-class ships and a ship designed for the Galapagos Islands on order for our Celebrity Cruises brand with an aggregate capacity of approximately 9,400 berths. Additionally, as of March 31, 2019, we have three ships on order for our Silversea Cruises brand with an aggregate capacity of approximately 1,200 berths.
In September 2018, Silversea Cruises signed a memorandum of understanding with Meyer Werft (the "MOU") to build two ships of a new generation of ships. The ships are expected to have an aggregate capacity of approximately 1,200 berths and are expected to enter service in 2022 and 2023, respectively. The MOU with Meyer Werft was contingent upon the completion of final documentation, which was completed in April 2019.
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
In April 2019, we entered into an agreement with Chantiers de l’Atlantique to build the fifth Edge-class ship for Celebrity Cruises. The ship is expected to have an aggregate capacity of approximately 3,200 berths and is expected to enter service in the fourth quarter of 2024. The order with Chantiers de l’Atlantique is contingent upon completion of conditions precedent and financing.
As of March 31, 2019, the aggregate cost of our ships on order, not including any ships on order by our Partner Brands, and the two ships under the MOU for Silversea Cruises and the sixth Oasis-class ship for Royal Caribbean International that remain contingent upon the items discussed above, was $11.4 billion, of which we had deposited $667.8 million. Approximately 54.0% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at March 31, 2019. Refer to Note 14. Fair Value Measurements and Derivative Instruments for further information.
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
Note 12. Shareholders’ Equity
During the first quarter of 2019, we declared a cash dividend on our common stock of $0.70 per share, which was paid in April 2019. During the first quarter of 2019, we also paid a cash dividend on our common stock of $0.70 per share, which was declared during the fourth quarter of 2018.
During the first quarter of 2018, we declared a cash dividend on our common stock of $0.60 per share, which was paid in April 2018. During the first quarter of 2018, we also paid a cash dividend on our common stock of $0.60 per share, which was declared during the fourth quarter of 2017.
In May 2018, our board of directors authorized a 24-month common stock repurchase program for up to $1.0 billion. The timing and number of shares to be repurchased will depend on a variety of factors, including price and market conditions. Repurchases under the program may be made at management's discretion from time to time on the open market or through privately negotiated transactions. During the first quarter of 2019, there were no common stock repurchases under this program. During the year ended December 31, 2018, we repurchased 2.8 million shares of our common stock under this program, for a total of

$300.0 million, in open market transactions. As of March 31, 2019, we have approximately $700.0 million that remains available for future stock repurchase transactions under our Board authorized program.
Note 13. Changes in Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in accumulated other comprehensive income (loss) by component for the quarters ended March 31, 2019 and 2018 (in thousands):

	Accumulated Other Comprehensive Income (Loss) for the Quarter Ended March 31, 2019				Accumulated Other Comprehensive Income (Loss) for the Quarter Ended March 31, 2018
	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated comprehensive loss at beginning of the year	$(537,216)	$(26,023)	$(64,495)	$(627,734)	$(250,355)	$(33,666)	$(50,244)	$(334,265)
Other comprehensive income (loss) before reclassifications	61,565	(841)	564	61,288	127,616	7,417	1,160	136,193
Amounts reclassified from accumulated other comprehensive loss	(12,722)	188	—	(12,534)	14,914	343	—	15,257
Net current-period other comprehensive income (loss)	48,843	(653)	564	48,754	142,530	7,760	1,160	151,450
Ending balance	$(488,373)	$(26,676)	$(63,931)	$(578,980)	$(107,825)	$(25,906)	$(49,084)	$(182,815)
The following table presents reclassifications out of accumulated other comprehensive income (loss) for the quarters ended March 31, 2019 and 2018 (in thousands):

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
Details About Accumulated Other Comprehensive Income (Loss) Components	Quarter Ended March 31, 2019	Quarter Ended March 31, 2018	Affected Line Item in Statements of Comprehensive Income (Loss)
Gain (loss) on cash flow derivative hedges:
Interest rate swaps	$(391)	$(6,838)	Interest expense, net of interest capitalized
Foreign currency forward contracts	(3,334)	(3,312)	Depreciation and amortization expenses
Foreign currency forward contracts	(1,315)	42	Other income (expense)
Foreign currency collar options	—	—	Depreciation and amortization expenses
Fuel swaps	(256)	325	Other income (expense)
Fuel swaps	18,018	(5,131)	Fuel
	12,722	(14,914)
Amortization of defined benefit plans:
Actuarial loss	(188)	(343)	Payroll and related
	(188)	(343)
Total reclassifications for the period	$12,534	$(15,257)

Note 14. Fair Value Measurements and Derivative Instruments
Fair Value Measurements
The estimated fair value of our financial instruments that are not measured at fair value, categorized based upon the fair value hierarchy, are as follows (in thousands):

	Fair Value Measurements at March 31, 2019 Using					Fair Value Measurements at December 31, 2018 Using
Description	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Cash and cash equivalents(4)	$248,197	$248,197	$248,197	$—	$—	$287,852	$287,852	$287,852	$—	$—
Total Assets	$248,197	$248,197	$248,197	$—	$—	$287,852	$287,852	$287,852	$—	$—
Liabilities:
Long-term debt (including current portion of debt)(5)	$9,045,459	$9,581,920	$—	$9,581,920	$—	$9,871,267	$10,244,214	$—	$10,244,214	$—
Total Liabilities	$9,045,459	$9,581,920	$—	$9,581,920	$—	$9,871,267	$10,244,214	$—	$10,244,214	$—
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
(3) Inputs that are unobservable. The Company did not use any Level 3 inputs as of March 31, 2019 and December 31, 2018.
(4) Consists of cash and marketable securities with original maturities of less than 90 days.
(5) Consists of unsecured revolving credit facilities, senior notes, senior debentures and term loans. These amounts do not include our capital lease obligations or commercial paper.

Other Financial Instruments
The carrying amounts of accounts receivable, accounts payable, accrued interest, accrued expenses and commercial paper approximate fair value at March 31, 2019 and December 31, 2018.
Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2019 Using				Fair Value Measurements at December 31, 2018 Using
Description	Total	Level 1(1)	Level 2(2)	Level 3(3)	Total	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Derivative financial instruments(4)	$119,082	$—	$119,082	$—	$65,297	$—	$65,297	$—
Total Assets	$119,082	$—	$119,082	$—	$65,297	$—	$65,297	$—
Liabilities:
Derivative financial instruments(5)	$210,426	$—	$210,426	$—	$201,812	$—	$201,812	$—
Contingent consideration (6)	44,000	—	—	44,000	44,000	—	—	44,000
Total Liabilities	$254,426	$—	$210,426	$44,000	$245,812	$—	$201,812	$44,000

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

(3)	Inputs that are unobservable.

(4)	Consists of foreign currency forward contracts, interest rate swaps and fuel swaps. Refer to the “Fair Value of Derivative Instruments” table for breakdown by instrument type.

(5)	Consists of foreign currency forward contracts, interest rate swaps and fuel swaps. Refer to the “Fair Value of Derivative Instruments” table for breakdown by instrument type.

(6)
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

The reported fair values are based on a variety of factors and assumptions. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of March 31, 2019 or December 31, 2018, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.
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
The following table presents information about the Company’s offsetting of financial assets under master netting agreements with derivative counterparties (in thousands):

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of March 31, 2019				As of December 31, 2018
	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$119,082	$(100,198)	$—	$18,884	$65,297	$(60,303)	$—	$4,994
Total	$119,082	$(100,198)	$—	$18,884	$65,297	$(60,303)	$—	$4,994
The following table presents information about the Company’s offsetting of financial liabilities under master netting agreements with derivative counterparties (in thousands):

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of March 31, 2019				As of December 31, 2018
	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Pledged	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$(210,426)	$100,198	$—	$(110,228)	$(201,812)	$60,303	$—	$(141,509)
Total	$(210,426)	$100,198	$—	$(110,228)	$(201,812)	$60,303	$—	$(141,509)
Concentrations of Credit Risk
We monitor our credit risk associated with financial and other institutions with which we conduct significant business and, to minimize these risks, we select counterparties with credit risks acceptable to us and we seek to limit our exposure to an individual counterparty. Credit risk, including but not limited to counterparty nonperformance under derivative instruments, our credit facilities and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions, insurance companies and export credit agencies many of which we have long-term relationships with and which have credit risks acceptable to us or where the credit risk is spread out among a large number of counterparties. As of March 31, 2019 and December 31, 2018, we had counterparty credit risk exposure under our derivative instruments of $19.2 million and $5.6 million, respectively, which were limited to the cost of replacing the contracts in the event of non-performance by the counterparties to the contracts, the majority of which are currently our lending banks. We do not anticipate nonperformance by any of our significant counterparties. In addition, we have established guidelines we follow regarding credit ratings and instrument maturities to maintain safety and liquidity. We do not normally require collateral or other security to support credit relationships; however, in certain circumstances this option is available to us.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates primarily relates to our debt obligations including future interest payments. At March 31, 2019 and December 31, 2018, approximately 61.3% and 59.1%, respectively, of our debt was effectively fixed. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense.
Market risk associated with our fixed rate debt is the potential increase in fair value resulting from a decrease in interest rates. We use interest rate swap agreements that effectively convert a portion of our fixed-rate debt to a floating-rate basis to manage this risk. At March 31, 2019 and December 31, 2018, we maintained interest rate swap agreements on the following fixed-rate debt instruments:

Debt Instrument	Swap Notional as of March 31, 2019 (In thousands)	Maturity	Debt Fixed Rate	Swap Floating Rate: LIBOR plus	All-in Swap Floating Rate as of March 31, 2019
Oasis of the Seas term loan	$105,000	October 2021	5.41%	3.87%	6.63%
Unsecured senior notes	650,000	November 2022	5.25%	3.63%	6.32%
	$755,000
These interest rate swap agreements are accounted for as fair value hedges.
Market risk associated with our long-term floating rate debt is the potential increase in interest expense from an increase in interest rates. We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage this risk. At March 31, 2019 and December 31, 2018, we maintained interest rate swap agreements on the following floating-rate debt instruments:

Debt Instrument	Swap Notional as of March 31, 2019 (In thousands)	Maturity	Debt Floating Rate		All-in Swap Fixed Rate
Celebrity Reflection term loan	$327,250	October 2024	LIBOR plus	0.40%	2.85%
Quantum of the Seas term loan	490,000	October 2026	LIBOR plus	1.30%	3.74%
Anthem of the Seas term loan	513,542	April 2027	LIBOR plus	1.30%	3.86%
Ovation of the Seas term loan	657,083	April 2028	LIBOR plus	1.00%	3.16%
Harmony of the Seas term loan (1)	616,242	May 2028	EURIBOR plus	1.15%	2.26%
	$2,604,117

(1)
Interest rate swap agreements hedging the Euro-denominated term loan for Harmony of the Seas include EURIBOR zero-floor matching the hedged debt EURIBOR zero-floor. Amount presented is based on the exchange rate as of March 31, 2019.

These interest rate swap agreements are accounted for as cash flow hedges.
The notional amount of interest rate swap agreements related to outstanding debt as of both March 31, 2019 and December 31, 2018 was $3.4 billion.
Foreign Currency Exchange Rate Risk
Derivative Instruments
Our primary exposure to foreign currency exchange rate risk relates to our ship construction contracts denominated in Euros, our foreign currency denominated debt and our international business operations. We enter into foreign currency forward contracts to manage portions of the exposure to movements in foreign currency exchange rates. As of March 31, 2019, the aggregate cost of our ships on order, not including any ships on order by our Partner Brands and the two ships under the MOU for Silversea Cruises and the sixth Oasis-class ship for Royal Caribbean International that remain contingent upon certain conditions precedent, was $11.4 billion, of which we had deposited $667.8 million as of such date. At March 31, 2019 and December 31, 2018, approximately 54.0% and 53.5%, respectively, of the aggregate cost of the ships under construction was exposed to fluctuations in the Euro exchange rate. Our foreign currency forward contract agreements are accounted for as cash flow or net investment hedges depending on the designation of the related hedge.
On a regular basis, we enter into foreign currency forward contracts and, from time to time, we utilize cross-currency swap agreements and collar options to minimize the volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than our functional currency or the functional currencies of our foreign subsidiaries. During the first quarter of 2019, we maintained an average of approximately $663.6 million of these foreign currency forward contracts. These instruments are not designated as hedging instruments. For the quarters ended March 31, 2019 and 2018, changes in the fair value of the foreign currency forward contracts resulted in a gain of $5.0 million and $5.6 million, respectively. These amounts were recognized in earnings within Other income (expense) in our consolidated statements of comprehensive income (loss).
We consider our investments in our foreign operations to be denominated in relatively stable currencies and to be of a long-term nature. As of March 31, 2019, we maintained foreign currency forward contracts and designated them as hedges of a portion of our net investments primarily in TUI Cruises of €101.0 million, or approximately $113.4 million based on the exchange rate at March 31, 2019. These forward currency contracts mature in October 2021.
The notional amount of outstanding foreign exchange contracts, excluding the forward contracts entered into to minimize remeasurement volatility, as of both March 31, 2019 and December 31, 2018 was $3.7 billion.
Non-Derivative Instruments
We also address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries’ and investments’ functional currencies and designating it as a hedge of these subsidiaries and investments. We had designated debt as a hedge of our net investments primarily in TUI Cruises of €279.0 million, or approximately $313.2 million, as of March 31, 2019. As of December 31, 2018, we had designated debt as a hedge of our net investments in TUI Cruises of €280.0 million, or approximately $320.2 million.
Fuel Price Risk
Our exposure to market risk for changes in fuel prices relates primarily to the consumption of fuel on our ships. We use fuel swap agreements to mitigate the financial impact of fluctuations in fuel prices.
Our fuel swap agreements are generally accounted for as cash flow hedges. At March 31, 2019, we have hedged the variability in future cash flows for certain forecasted fuel transactions occurring through 2023. As of March 31, 2019 and December 31, 2018, we had the following outstanding fuel swap agreements:

	Fuel Swap Agreements
	As of March 31, 2019	As of December 31, 2018
	(metric tons)
2019	648,400	856,800
2020	830,500	830,500
2021	488,900	488,900
2022	322,900	322,900
2023	—	—

	Fuel Swap Agreements
	As of March 31, 2019	As of December 31, 2018
	(% hedged)
Projected fuel purchases:
2019	58%	58%
2020	54%	54%
2021	29%	28%
2022	18%	19%
2023	—%	—%
At March 31, 2019, $45.9 million of estimated unrealized net gain (loss) associated with our cash flow hedges pertaining to fuel swap agreements is expected to be reclassified to earnings from Accumulated other comprehensive loss within the next twelve months. Reclassification is expected to occur as the result of fuel consumption associated with our hedged forecasted fuel purchases.
The fair value and line item caption of derivative instruments recorded within our consolidated balance sheets were as follows (in thousands):

	Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of March 31, 2019	As of December 31, 2018	Balance Sheet Location	As of March 31, 2019	As of December 31, 2018
		Fair Value	Fair Value		Fair Value	Fair Value
Derivatives designated as hedging instruments under ASC 815-20(1)
Interest rate swaps	Other assets	$6,010	$23,518	Other long-term liabilities	$43,351	$40,467
Foreign currency forward contracts	Derivative financial instruments	6,605	4,044	Derivative financial instruments	80,989	39,665
Foreign currency forward contracts	Other assets	5,838	10,844	Other long-term liabilities	58,929	16,854
Fuel swaps	Derivative financial instruments	53,470	10,966	Derivative financial instruments	7,757	37,627
Fuel swaps	Other assets	46,783	9,204	Other long-term liabilities	19,123	65,182
Total derivatives designated as hedging instruments under 815-20		118,706	58,576		210,149	199,795
Derivatives not designated as hedging instruments under ASC 815-20
Foreign currency forward contracts	Derivative financial instruments	$—	$1,751	Derivative financial instruments	$—	$808
Foreign currency forward contracts	Other assets	—	1,579	Other long-term liabilities	—	833
Fuel swaps	Derivative financial instruments	376	2,804	Derivative financial instruments	277	376
Fuel swaps	Other Assets	—	587	Other long-term liabilities	—	—
Total derivatives not designated as hedging instruments under 815-20		376	6,721		277	2,017
Total derivatives		$119,082	$65,297		$210,426	$201,812

(1)	Accounting Standard Codification 815-20 “Derivatives and Hedging.”

The location and amount of gain or (loss) recognized in income on fair value and cash flow hedging relationships were as follows (in thousands):

	Quarter Ended March 31, 2019				Quarter Ended March 31, 2018
	Fuel Expense	Depreciation and Amortization Expenses	Interest Income (Expense)	Other Income (Expense)	Fuel Expense	Depreciation and Amortization Expenses	Interest Income (Expense)	Other Income (Expense)
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$160,171	$292,285	$(90,631)	$(5,088)	$160,341	$240,230	$(60,145)	$(24,100)
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	n/a	n/a	$(8,459)	$—	n/a	n/a	13,182	$—
Derivatives designated as hedging instruments	n/a	n/a	$(2,257)	$—	n/a	n/a	$(12,570)	$—
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income (loss) into income	n/a	n/a	$(391)	n/a	n/a	n/a	$(6,838)	n/a
Commodity contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income (loss) into income	$18,018	n/a	n/a	$(256)	$(5,131)	n/a	n/a	$325
Foreign exchange contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income (loss) into income	n/a	$(3,334)	n/a	$(1,315)	n/a	$(3,312)	n/a	$42

The carrying value and line item caption of non-derivative instruments designated as hedging instruments recorded within our consolidated balance sheets were as follows (in thousands):

		Carrying Value
Non-derivative instrument designated as hedging instrument under ASC 815-20	Balance Sheet Location	As of March 31, 2019	As of December 31, 2018
Foreign currency debt	Current portion of debt	$73,536	$38,168
Foreign currency debt	Long-term debt	239,669	281,984
		$313,205	$320,152
The effect of derivative instruments qualifying and designated as hedging instruments and the related hedged items in fair value hedges on the consolidated statements of comprehensive income (loss) was as follows (in thousands):

Derivatives and Related Hedged Items under ASC 815-20 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative and Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative		Amount of Gain (Loss) Recognized in Income on Hedged Item
		Quarter Ended March 31, 2019	Quarter Ended March 31, 2018	Quarter Ended March 31, 2019	Quarter Ended March 31, 2018
Interest rate swaps	Interest expense, net of interest capitalized	$(2,257)	$(12,570)	$(8,459)	$13,182
Interest rate swaps	Other income (expense)	8,092	—	—	—
		$5,835	$(12,570)	$(8,459)	$13,182

The fair value and line item caption of derivative instruments recorded within our consolidated balance sheets for the cumulative basis adjustment for fair value hedges were as follows (in thousands):

Line Item in the Statement of Financial Position Where the Hedged Item is Included	Carrying Amount of the Hedged Liabilities		Cumulative amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
	As of March 31, 2019	As of December 31, 2018	As of March 31, 2019	As of December 31, 2018
Current portion of debt and Long-term debt	$734,266	$725,486	$(16,306)	$(24,766)
	$734,266	$725,486	$(16,306)	$(24,766)
The effect of derivative instruments qualifying and designated as cash flow hedging instruments on the consolidated financial statements was as follows (in thousands):

Derivatives under ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Loss) on Derivative		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
	Quarter Ended March 31, 2019	Quarter Ended March 31, 2018		Quarter Ended March 31, 2019	Quarter Ended March 31, 2018
Interest rate swaps	$(28,329)	$37,191	Interest expense, net of interest capitalized	$(391)	$(6,838)
Foreign currency forward contracts	(90,144)	95,366	Depreciation and amortization expenses	(3,334)	(3,312)
Foreign currency forward contracts	—	—	Other income (expense)	(1,315)	42
Fuel swaps	—	—	Other income (expense)	(256)	325
Fuel swaps	180,038	(4,941)	Fuel	18,018	(5,131)
	$61,565	$127,616		$12,722	$(14,914)
The table below represents amounts excluded from the assessment of effectiveness for our net investment hedging instruments for which the difference between changes in fair value and periodic amortization is recorded in accumulated other comprehensive income (loss) (in thousands):

Gain (Loss) Recognized in Income (Net Investment Excluded Components)	Three Months Ended March 31, 2019
Net inception fair value at January 1, 2019	$(8,359)
Amount of gain recognized in income on derivatives for the period ended March 31, 2019	744
Amount of loss remaining to be amortized in accumulated other comprehensive loss, as of March 31, 2019	(656)
Fair value at March 31, 2019	$(8,271)
The effect of non-derivative instruments qualifying and designated as net investment hedging instruments on the consolidated financial statements was as follows (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)
Non-derivative instruments under ASC 815-20 Net Investment Hedging Relationships	Quarter Ended March 31, 2019	Quarter Ended March 31, 2018
Foreign Currency Debt	$5,702	$(8,244)
	$5,702	$(8,244)
There was no amount recognized in income (ineffective portion and amount excluded from effectiveness testing) for the quarters ended March 31, 2019 and 2018.

The effect of derivatives not designated as hedging instruments on the consolidated financial statements was as follows (in thousands):

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments under ASC 815-20	Location of Gain (Loss) Recognized in Income on Derivatives	Quarter Ended March 31, 2019	Quarter Ended March 31, 2018
Foreign currency forward contracts	Other income (expense)	$5,014	$5,635
Fuel swaps	Fuel	(136)	(30)
Fuel swaps	Other income (expense)	(98)	2,205
		$4,780	$7,810

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
The amount of collateral required to be posted following such event will change as, and to the extent, our net liability position increases or decreases by more than the applicable minimum call amount. If our credit rating for our senior unsecured debt is subsequently equal to or above BBB- by Standard & Poor’s or Baa3 by Moody’s, then any collateral posted at such time will be released to us and we will no longer be required to post collateral unless we meet the collateral trigger requirement at the next fifth-year anniversary. At March 31, 2019, five of our interest rate derivative instruments had reached their fifth anniversary; however, our senior unsecured debt credit rating was Baa2 by Moody’s and BBB- by Standard & Poor’s and, accordingly, we were not required to post any collateral as of such date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Concerning Forward-Looking Statements
The discussion under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance (including our expectations for the second quarter and full year of 2019 and our earnings and yield estimates for 2019 set forth under the heading "Outlook" below), business and industry prospects or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. Words such as "anticipate," "believe," "could," "estimate," "expect," "goal," "intend," "may," "plan," "project," "seek," "should," "will," "driving" and similar expressions are intended to further identify any of these forward-looking statements. Forward-looking statements reflect management's current expectations but they are based on judgments and are inherently uncertain. Furthermore, they are subject to risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q and, in particular, the risks discussed under the caption "Risk Factors" in Part II, Item 1A herein.
All forward-looking statements made in this Quarterly Report on Form 10-Q speak only as of the date of this document.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
The discussion and analysis of our financial condition and results of operations is organized to present the following:

•	a review of our financial presentation, including discussion of certain operational and financial metrics we utilize to assist us in managing our business;

•	a discussion of our results of operations for the quarter ended March 31, 2019 compared to the same period in 2018;

•	a discussion of our business outlook, including our expectations for selected financial items for the second quarter and full year of 2019; and

•	a discussion of our liquidity and capital resources, including our future capital and contractual commitments and potential funding sources.

Critical Accounting Policies
For a discussion of our critical accounting policies, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report on Form 10-K for the year ended December 31, 2018.
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

•
Onboard and other revenues, which consist primarily of revenues from the sale of goods and/or services onboard our ships not included in passenger ticket prices, cancellation fees, sales of vacation protection insurance, pre- and post-cruise tours and fees for operating certain port facilities. Onboard and other revenues also include revenues we receive from independent third party concessionaires that pay us a percentage of their revenues in exchange for the right to provide selected goods and/or services onboard our ships as well as revenues received for our bareboat charter, procurement and management related services we perform on behalf of our unconsolidated affiliates.

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
Adjusted Net Income attributable to Royal Caribbean Cruises Ltd. represents net income less net income attributable to noncontrolling interest excluding certain items that we believe adjusting for is meaningful when assessing our performance on a comparative basis. For the periods presented, these items included (i) transaction costs related to the Silversea Cruises acquisition, (ii) the amortization of the Silversea Cruises intangible assets resulting from the acquisition, (iii) the noncontrolling interest adjustment to exclude the impact of the contractual accretion requirements associated with the put option held by Silversea Cruises Group Ltd.'s noncontrolling interest, (iv) the impairment loss related to Skysea Holding and (v) the impact of the change in accounting principle related to the recognition of stock-based compensation expense from the graded attribution method to the straight-line attribution method for time-based stock awards.
Available Passenger Cruise Days (“APCD”) is our measurement of capacity and represents double occupancy per cabin multiplied by the number of cruise days for the period, which excludes canceled cruise days and drydock days. We use this measure to perform capacity and rate analysis to identify our main non-capacity drivers that cause our cruise revenue and expenses to vary.
Gross Cruise Costs represent the sum of total cruise operating expenses plus marketing, selling and administrative expenses. For the periods presented, Gross Cruise Costs exclude transaction costs related to the Silversea Cruises acquisition and the impact of the change in accounting principle related to the recognition of stock-based compensation expense from the graded attribution method to the straight-line attribution method for time-based stock awards, which were included within Marketing, selling and administrative expenses.
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
We believe Net Yields, Net Cruise Costs and Net Cruise Costs Excluding Fuel are our most relevant non-GAAP financial measures. However, a significant portion of our revenue and expenses are denominated in currencies other than the United States dollar. Because our reporting currency is the United States dollar, the value of these revenues and expenses can be affected by changes in currency exchange rates. Although such changes in local currency prices are just one of many elements impacting our revenues and expenses, they can be an important element. For this reason, we also monitor Net Yields, Net Cruise Costs and Net Cruise Costs Excluding Fuel as if the current period's currency exchange rates had remained constant with the comparable prior period's rates, or on a “Constant Currency” basis.
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
Results of Operations
Summary
Net Income attributable to Royal Caribbean Cruises Ltd. and Adjusted Net Income attributable to Royal Caribbean Cruises Ltd. for the first quarter of 2019 were $249.7 million and $275.8 million, or $1.19 and $1.31 per share on a diluted basis, respectively, compared to Net Income attributable to Royal Caribbean Cruises Ltd. and Adjusted Net Income attributable Royal Caribbean Cruises Ltd. of $218.7 million and $232.8 million, or $1.02 and $1.09 per share on a diluted basis, respectively, for the first quarter of 2018.
Significant items for the quarter ended March 31, 2019 include:

•
Total revenues, excluding the effect of changes in foreign currency exchange rates, increased $457.0 million for the quarter ended March 31, 2019 as compared to the same period in 2018. The increase was primarily due to an increase in capacity and an increase in ticket prices and onboard spending on a per passenger basis, which are further discussed below.

•
The effect of changes in foreign currency exchange rates related to our passenger ticket and onboard and other revenue transactions, denominated in currencies other than the United States dollar, resulted in a decrease in total revenues of $45.0 million for the quarter ended March 31, 2019 compared to the same period in 2018.

•
Total cruise operating expenses, excluding the effect of changes in foreign currency exchange rates, increased $249.1 million for the quarter ended March 31, 2019 as compared to the same period in 2018. The increase was primarily due to an increase in capacity and the addition of Silversea Cruises, which are further discussed below.

•
The effect of changes in foreign currency exchange rates related to our cruise operating expenses, denominated in currencies other than the United States dollar, resulted in a decrease in total operating expenses of $11.4 million for the quarter ended March 31, 2019 compared to the same period in 2018.

•
On July 31, 2018, we acquired a 66.7% equity stake in Silversea Cruises. Due to the three-month reporting lag, our consolidated results of operations for the quarter ended March 31, 2019 include the results for October, November and December 2018 for Silversea Cruises. Refer to Note 1, General and Note 3. Business Combination to our consolidated financial statements for further information on the three-month reporting lag and the Silversea Cruises acquisition.

Other Items

•	In February 2019, TUI Cruises, our 50% joint venture, took delivery of a new Mein Schiff 2 and the existing Mein Schiff 2 was renamed Mein Schiff Herz.

Operating results for the quarter ended March 31, 2019 compared to the same period in 2018 are shown in the following table (in thousands, except per share data):

	Quarter Ended March 31,
	2019		2018
		% of Total Revenues		% of Total Revenues
Passenger ticket revenues	$1,709,984	70.1%	$1,425,644	70.3%
Onboard and other revenues	729,783	29.9%	602,112	29.7%
Total revenues	2,439,767	100.0%	2,027,756	100.0%
Cruise operating expenses:
Commissions, transportation and other	363,155	14.9%	290,609	14.3%
Onboard and other	135,170	5.5%	99,537	4.9%
Payroll and related	269,532	11.0%	227,156	11.2%
Food	139,534	5.7%	119,642	5.9%
Fuel	160,171	6.6%	160,341	7.9%
Other operating	346,142	14.2%	278,734	13.7%
Total cruise operating expenses	1,413,704	57.9%	1,176,019	58.0%
Marketing, selling and administrative expenses	414,947	17.0%	337,361	16.6%
Depreciation and amortization expenses	292,285	12.0%	240,230	11.8%
Operating Income	318,831	13.1%	274,146	13.5%
Other income (expense):
Interest income	9,784	0.4%	7,733	0.4%
Interest expense, net of interest capitalized	(100,415)	(4.1)%	(67,878)	(3.3)%
Equity investment income	33,694	1.4%	28,752	1.4%
Other expense	(5,088)	(0.2)%	(24,100)	(1.2)%
	(62,025)	(2.5)%	(55,493)	(2.7)%
Net Income	256,806	10.5%	218,653	10.8%
Less: Net Income attributable to noncontrolling interest	7,125	0.3%	—	—%
Net Income attributable to Royal Caribbean Cruises Ltd.	$249,681	10.2%	$218,653	10.8%
Diluted Earnings per Share	$1.19		$1.02

Adjusted Net Income attributable to Royal Caribbean Cruises Ltd and Adjusted Earnings per Share were calculated as follows (in thousands, except per share data):

	Quarter Ended March 31,
	2019	2018
Net Income attributable to Royal Caribbean Cruises Ltd.	$249,681	$218,653
Adjusted Net Income attributable to Royal Caribbean Cruises Ltd.	275,847	232,758
Net Adjustments to Net Income attributable to Royal Caribbean Cruises Ltd. - Increase	$26,166	$14,105
Adjustments to Net Income attributable to Royal Caribbean Cruises Ltd.:
Transaction costs related to Silversea Cruises acquisition(1)	$1,186	$—
Amortization of Silversea Cruises intangible assets resulting from the acquisition(1)	3,069	—
Noncontrolling interest adjustment(2)	21,911	—
Impairment loss related to Skysea Holding(3)	—	23,343
Impact of change in accounting principle(4)	—	(9,238)
Net Adjustments to Net Income attributable to Royal Caribbean Cruises Ltd. - Increase	$26,166	$14,105

Basic:
Earnings per Share	$1.19	$1.03
Adjusted Earnings per Share	$1.32	$1.09

Diluted:
Earnings per Share	$1.19	$1.02
Adjusted Earnings per Share	$1.31	$1.09

Weighted-Average Shares Outstanding:
Basic	209,322	212,610
Diluted	209,874	213,602

(1)	Refer to Note 3. Business Combination to our consolidated financial statements for information on the Silversea Cruises acquisition.

(2)
Adjustment made to exclude the impact of the contractual accretion requirements associated with the put option held by Silversea Cruises Group Ltd.'s noncontrolling interest. Refer to Note 10. Redeemable Noncontrolling Interest to our consolidated financial statements for further information on the noncontrolling interest.

(3)	Refer to Note 7. Other Assets to our consolidated financial statements for information on the impairment loss related to Skysea Holding.

(4)
In January 2018, we elected to change our accounting policy for recognizing stock-based compensation expense from the graded attribution method to the straight-line attribution method for time-based stock awards, resulting in an increase to Net Income attributable to Royal Caribbean Cruises Ltd. of $9.2 million, which is reported within Marketing, selling and administrative expenses in our consolidated statements of comprehensive income (loss) for the quarter ended March 31, 2018.

Selected statistical information is shown in the following table:

	Quarter Ended March 31,
	2019(1)	2018
Passengers Carried	1,533,226	1,404,951
Passenger Cruise Days	10,561,817	9,625,781
APCD	9,860,600	8,915,706
Occupancy	107.1%	108.0%

(1)
Due to the three-month reporting lag, these amounts include October, November and December of 2018 amounts for Silversea Cruises. Refer to Note 1. General and Note 3. Business Combination to our consolidated financial statements for more information on the three-month reporting lag and Silversea Cruises acquisition.

Gross Yields and Net Yields were calculated as follows (in thousands, except APCD and Yields):

	Quarter Ended March 31,
	2019	2019 On a Constant Currency Basis	2018
Passenger ticket revenues	$1,709,984	$1,749,294	$1,425,644
Onboard and other revenues	729,783	735,466	602,112
Total revenues	2,439,767	2,484,760	2,027,756
Less:
Commissions, transportation and other	363,155	369,111	290,609
Onboard and other	135,170	135,684	99,537
Net Revenues	$1,941,442	$1,979,965	$1,637,610

APCD	9,860,600	9,860,600	8,915,706
Gross Yields	$247.43	$251.99	$227.44
Net Yields	$196.89	$200.80	$183.68
Gross Cruise Costs, Net Cruise Costs and Net Cruise Costs Excluding Fuel were calculated as follows (in thousands, except APCD and costs per APCD):

	Quarter Ended March 31,
	2019	2019 On a Constant Currency Basis	2018
Total cruise operating expenses	$1,413,704	$1,425,102	$1,176,019
Marketing, selling and administrative expenses (1) (2)	413,761	418,357	346,599
Gross Cruise Costs	1,827,465	1,843,459	1,522,618
Less:
Commissions, transportation and other	363,155	369,111	290,609
Onboard and other	135,170	135,684	99,537
Net Cruise Costs	1,329,140	1,338,664	1,132,472
Less:
Fuel	160,171	160,184	160,341
Net Cruise Costs Excluding Fuel	$1,168,969	$1,178,480	$972,131

APCD	9,860,600	9,860,600	8,915,706
Gross Cruise Costs per APCD	$185.33	$186.95	$170.78
Net Cruise Costs per APCD	$134.79	$135.76	$127.02
Net Cruise Costs Excluding Fuel per APCD	$118.55	$119.51	$109.04

(1)	For the quarter ended March 31, 2019, the amount does not include the transaction costs related to the Silversea Cruises acquisition of $1.2 million.

(2)
For the quarter ended March 31, 2018, the amount does not include the impact of the change in accounting principle related to the recognition of stock-based compensation expense, which resulted in an increase to Net Income attributable to Royal Caribbean Cruises Ltd. of $9.2 million.

2019 Outlook
The Company does not make predictions about fuel pricing, interest rates or currency exchange rates but does provide guidance about its future business activities. On May 1, 2019, we announced the following full year and second quarter 2019 guidance based on the then current fuel pricing, interest rates and currency exchange rates:
Full Year 2019

	As Reported	Constant Currency
Net Yields	6.5% to 8.0%	7.5% to 9.0%
Net Cruise Costs per APCD	6.5% to 7.0%	Approx. 7.0%
Net Cruise Costs per APCD, Excluding Fuel	Approx. 9.5%	Approx. 10.0%
Capacity Change	8.1%
Depreciation and Amortization	$1,240 to $1,250 million
Interest Expense, net	$384 to $392 million
Fuel Consumption (metric tons)	1,482,000
Fuel Expenses	$707 million
Percent Hedged (fwd consumption)	58%
Adjusted Earnings per Share-Diluted	$9.65 to $9.85
Sensitivity

Remaining Periods 2019
1% Change in Currency	$16 million
1% Change in Net Yields	$63 million
1% Change in NCC x Fuel	$31 million
100 basis pt. Change in LIBOR	$27 million
10% Change in Fuel Prices	$30 million
Second Quarter 2019

	As Reported	Constant Currency
Net Yields	8.0% to 8.5%	Approx. 9.5%
Net Cruise Costs per APCD	Approx. 7.0%	7.5% to 8.0%
Net Cruise Costs per APCD, Excluding Fuel	9.0% to 9.5%	Approx. 10.0%
Capacity Change	11%
Depreciation and Amortization	$307 to $311 million
Interest Expense, net	$99 to $103 million
Fuel Consumption (metric tons)	378,500
Fuel Expenses	$182 million
Percent Hedged (fwd consumption)	56%
Adjusted Earnings per Share-Diluted	$2.45 to $2.50
Sensitivity (1)

Second Quarter 2019
1% Change in Currency	$4 million
1% Change in Net Yields	$20 million
1% Change in NCC x Fuel	$10 million
100 basis pt. Change in LIBOR	$7 million
10% Change in Fuel Prices	$10 million

(1)	Due to the three-month reporting lag, Silversea Cruises does not impact the sensitivity analysis above for the second quarter 2019.

Volatility in foreign currency exchange rates affects the United States dollar value of our earnings. Based on our highest net exposure for each quarter and the full year 2019, the top five foreign currencies are ranked below. For example, the British Pound is expected to be the most impactful currency in the second quarter of 2019. The first quarter of 2019 rankings are based on actual results. Rankings for the remaining quarters and full year are based on estimated net exposures.

Ranking	Q1	Q2	Q3	Q4	FY 2019
1	AUD	GBP	GBP	AUD	GBP
2	CAD	CAD	CNH	GBP	AUD
3	GBP	AUD	EUR	CAD	CAD
4	CNH	EUR	CAD	EUR	EUR
5	EUR	CNH	AUD	CNH	CNH
The currency abbreviations above are defined as follows:

Currency Abbreviation	Currency
AUD	Australian Dollar
CAD	Canadian Dollar
CNH	Chinese Yuan
EUR	Euro
GBP	British Pound

Quarter Ended March 31, 2019 Compared to Quarter Ended March 31, 2018
In this section, references to 2019 refer to the quarter ended March 31, 2019 and references to 2018 refer to the quarter ended March 31, 2018.
Revenues
Total revenues for 2019 increased $412.0 million, or 20.3%, to $2.4 billion from $2.0 billion in 2018.
Passenger ticket revenues comprised 70.1% of our 2019 total revenues. Passenger ticket revenues for 2019 increased by $284.3 million, or 19.9%, from 2018. The increase was primarily due to:

•
a 10.6% increase in capacity, which increased Passenger ticket revenues by $151.1 million, primarily due to the additions of Symphony of the Seas in the second quarter of 2018, Azamara Pursuit in the third quarter of 2018 and Celebrity Edge in the fourth quarter of 2018 and the addition of Silversea Cruises to our fleet in 2018; and

•
an increase of $172.5 million in ticket prices primarily driven by the improvement in our ticket price on a per passenger basis due to the addition of Silversea Cruises to our fleet in 2018, the additions of Symphony of the Seas, Azamara Pursuit and Celebrity Edge and higher pricing on our Caribbean and China sailings.

The increase in Passenger ticket revenues was partially offset by an unfavorable effect of changes in foreign currency exchange rates related to our revenue transactions denominated in currencies other than the United States dollar of $39.3 million.
The remaining 29.9% of 2019 total revenues was comprised of Onboard and other revenues, which increased $127.7 million, or 21.2%, to $729.8 million in 2019 from $602.1 million in 2018. The increase in Onboard and other revenues was primarily due to:

•	a $62.3 million increase attributable to the 10.6% increase in capacity noted above;

•
a $47.2 million increase in onboard revenue attributable to higher spending on a per passenger basis primarily due to our revenue enhancing initiatives, including shore excursion and beverage package sales and promotions, gaming initiatives and new programs and activities offered to our guests; and

•
a $23.8 million increase in other revenue primarily due to revenue associated with our new cruise terminal at PortMiami and cancellation fees associated with non-refundable deposits and higher pricing.

The increase in Onboard and other revenues was partially offset by an unfavorable effect of changes in foreign currency exchange rates related to our revenue transactions denominated in currencies other than the United States dollar of $5.7 million.
Onboard and other revenues included concession revenues of $91.7 million in 2019 and $80.0 million in 2018.
Cruise Operating Expenses
Total Cruise operating expenses for 2019 increased $237.7 million, or 20.2%, to $1.4 billion from $1.2 billion in 2018. The increase was primarily due to:

•	the 10.6% increase in capacity noted above, which increased cruise operating expenses by $123.8 million; and

•
a $142.3 million increase in total cruise operating expenses, excluding the impact of the increase in capacity and the decrease in fuel expense, primarily due to the addition of Silversea Cruises to our fleet in 2018.

The increase in Cruise operating expenses was partially offset by:

•
a $17.0 million decrease in fuel expenses, excluding the impact of the increase in capacity. Our cost of fuel (net of the financial impact of fuel swap agreements) for 2019 decreased 11.2% per metric ton compared to 2018; and

•	a favorable effect of changes in foreign currency exchange rates related to our cruise operating expenses denominated in currencies other than the United States dollar of $11.4 million.
Marketing, Selling and Administrative Expenses
Marketing, selling and administrative expenses for 2019 increased $77.6 million, or 23.0%, to $414.9 million from $337.4 million in 2018. The increase was primarily due to the addition of Silversea Cruises in 2018, higher spending on advertisement and media promotions and an increase in payroll and benefits expense primarily driven by an increase in headcount.

Depreciation and Amortization Expenses
Depreciation and amortization expenses for 2019 increased $52.1 million, or 21.7%, to $292.3 million from $240.2 million in 2018. The increase was primarily due to the additions of Symphony of the Seas in the second quarter of 2018, Azamara Pursuit in the third quarter of 2018 and Celebrity Edge in the fourth quarter of 2018 and the addition of Silversea Cruises to our fleet in 2018. Additionally, to a lesser extent, the increase is also attributable to new shipboard additions associated with our ship upgrade projects and additions related to our shoreside projects.
Other Income (Expense)
Interest expense, net of interest capitalized for 2019 increased $32.5 million, or 47.9%, to $100.4 million from $67.9 million in 2018. The increase was primarily due to a higher average debt level compared to 2018, mostly attributable to the financing of Symphony of the Seas and Celebrity Edge and our acquisition of Silversea Cruises in 2018 and to a lesser extent, higher interest rates in 2019 compared to 2018.
Other expense for 2019 decreased $19.0 million, or 78.9%, to $5.1 million from $24.1 million in 2018. The decrease was primarily due to the $23.3 million impairment loss related to Skysea Holding in 2018, which did not recur in 2019.
Gross and Net Yields
Gross and Net Yields increased 8.8% and 7.2%, respectively, in 2019 compared to 2018 primarily due to the increases in passenger ticket and onboard and other revenues discussed above. Gross and Net Yields on a Constant Currency basis increased 10.8% and 9.3%, respectively, in 2019 compared to 2018.
Gross and Net Cruise Costs
Gross and Net Cruise Costs increased 20.0% and 17.4%, respectively, in 2019 compared to 2018 primarily due to the increase in cruise operating expenses and capacity discussed above. Gross and Net Cruise Costs per APCD increased 8.5% and 6.1%, respectively, in 2019 compared to 2018 and Gross and Net Cruise Costs per APCD on a Constant Currency basis increased 9.5% and 6.9%, respectively, in 2019 compared to 2018.
Net Cruise Costs Excluding Fuel
Net Cruise Costs Excluding Fuel per APCD increased 8.7% in 2019 compared to 2018 and on a Constant Currency basis increased 9.6% in 2019 compared to 2018.
Other Comprehensive Income (Loss)
Other comprehensive income in 2019 was $48.8 million compared to $151.5 million in 2018. The decrease of $102.7 million, or 67.8%, was primarily due to the Gain on cash flow derivative hedges in 2019 of $48.8 million compared to a Gain on cash flow derivative hedges in 2018 of $142.5 million. The decrease of $93.7 million was primarily due to decreases in both foreign currency and interest rate contract values in 2019 compared to increases in 2018, partially offset by an increase in fuel swap instrument values in 2019 compared to a decrease in 2018.
Future Application of Accounting Standards
Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements for further information on Recent Accounting Pronouncements.
Liquidity and Capital Resources
Sources and Uses of Cash
Cash flow generated from operations provides us with a significant source of liquidity. Net cash provided by operating activities increased $154.3 million to $1.1 billion for the first three months in 2019 compared to $0.9 billion for the same period in 2018. The increase in cash provided by operating activities was primarily attributable to an increase in proceeds from customer deposits and an increase of $4.5 million in dividends received from unconsolidated affiliates during the first three months in 2019 compared to the same period in 2018.
Net cash used in investing activities decreased $1.2 billion to $0.5 billion for the first three months in 2019 compared to $1.6 billion for the same period in 2018. The decrease in investing activities was primarily attributable to a decrease in capital expenditures of $1.3 billion as there were no ship deliveries or purchases during the first three months of 2019 compared to the delivery of Symphony of the Seas during the same period in 2018.

Net cash used in financing activities was $667.7 million for the first three months in 2019 compared to Net cash provided by financing activities of $711.9 million for the same period in 2018. The change was primarily attributable to a decrease in debt proceeds of $2.2 billion for the first three months in 2019 compared to the same period in 2018, partially offset by net borrowings of commercial paper of $328.6 million during the first three months of 2019 compared to no borrowings of commercial paper during the same period in 2018 and no stock repurchases during the first three months of 2019 compared to $275.0 million of stock repurchases during the same period in 2018. The decrease in debt proceeds was primarily due to the $1.2 billion unsecured term loan borrowed to finance Symphony of the Seas and the $130.0 million credit facility, both borrowed in March 2018, and lower drawings on our revolving credit facilities during the first three months of 2019 compared to the same period in 2018.
Future Capital Commitments
Capital Expenditures
As of March 31, 2019, our Global Brands and our Partner Brands have 15 ships on order. The expected dates that these ships will enter service and their approximate berths are as follows:

Ship	Expected to Enter Service	Approximate Berths
Royal Caribbean International —
Oasis-class:
Unnamed	2nd Quarter 2021	5,700
Quantum-class:
Spectrum of the Seas(1)	2nd Quarter 2019	4,200
Odyssey of the Seas	4th Quarter 2020	4,200
Icon-class:
Unnamed	2nd Quarter 2022	5,600
Unnamed	2nd Quarter 2024	5,600
Celebrity Cruises —
Edge-class:
Celebrity Apex	2nd Quarter 2020	2,900
Unnamed	4th Quarter 2021	3,200
Unnamed	4th Quarter 2022	3,200
Celebrity Flora	2nd Quarter 2019	100
Silversea Cruises —
Silver Origin	2nd Quarter 2020	100
Silver Moon	3rd Quarter 2020	550
Silver Dawn	3rd Quarter 2021	550
TUI Cruises (50% joint venture) —
Mein Schiff 7	2nd Quarter 2023	2,850
Unnamed	3rd Quarter 2024	4,100
Unnamed	1st Quarter 2026	4,100
Total Berths		46,950

(1)	In April 2019, we took delivery of Spectrum of the Seas.
In September 2018, Silversea Cruises signed a memorandum of understanding with Meyer Werft (the "MOU") to build two ships of a new generation of ships. The ships are expected to have an aggregate capacity of approximately 1,200 berths and are expected to enter service in 2022 and 2023, respectively. The MOU with Meyer Werft was contingent upon the completion of final documentation, which was completed in April 2019.
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

In April 2019, we entered into an agreement with Chantiers de l’Atlantique to build the fifth Edge-class ship for Celebrity Cruises. The ship is expected to have an aggregate capacity of approximately 3,200 berths and is expected to enter service in the fourth quarter of 2024. The order with Chantiers de l’Atlantique is contingent upon completion of conditions precedent and financing.
Our future capital commitments consist primarily of new ship orders. As of March 31, 2019, the aggregate cost of our ships on order, not including any ships on order by our Partner Brands, and the two ships under the MOU for Silversea Cruises and the sixth Oasis-class ship for Royal Caribbean International that remain contingent upon the items discussed above, was $11.4 billion, of which we had deposited $667.8 million. Approximately 54.0% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at March 31, 2019. These amounts do not include the ship order placed by Silversea Cruises during the reporting lag period. Refer to Note 14. Fair Value Measurements and Derivative Instruments to our consolidated financial statements.
As of March 31, 2019, we anticipate overall full year capital expenditures, based on our existing ships on order, will be approximately $3.0 bilion for 2019, $3.9 billion for 2020, $3.1 billion for 2021, $3.5 billion for 2022 and $2.7 billion for 2023. These amounts do not include any ships on order by our Partner Brands.
Contractual Obligations
As of March 31, 2019, our contractual obligations were as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Operating Activities:
Operating lease obligations(1)	$1,073,165	$127,920	$236,382	$210,322	$498,541
Interest on debt(2)	1,623,490	329,775	557,248	385,789	350,678
Other(3)	513,500	182,340	242,641	53,161	35,358
Investing Activities:	0
Ship purchase obligations(4)	8,882,624	1,893,475	3,664,481	2,121,241	1,203,427
Financing Activities:	0
Commercial paper(5)	1,112,030	1,112,030	—	—	—
Debt obligations(6)	9,045,459	1,613,256	1,935,838	1,995,234	3,501,131
Finance lease obligations(7)	127,195	33,068	66,677	18,800	8,650
Other(8)	22,575	6,352	9,999	6,188	36
Total	$22,400,038	$5,298,216	$6,713,266	$4,790,735	$5,597,821

(1)
We are obligated under noncancelable operating leases primarily for preferred berthing arrangements, real estate and shipboard equipment. Amounts represent contractual obligations with initial terms in excess of one year.

(2)
Long-term debt obligations mature at various dates through fiscal year 2036 and bear interest at fixed and variable rates. Interest on variable-rate debt is calculated based on forecasted debt balances, including the impact of interest rate swap agreements using the applicable rate at March 31, 2019. Debt denominated in other currencies is calculated based on the applicable exchange rate at March 31, 2019. Amounts include imputed interest for our finance lease obligations, refer to Note 9, Leases, to our consolidated financial statements, for further information.

(3)	Amounts primarily represent future commitments with remaining terms in excess of one year to pay for marine consumables, services and maintenance contracts, and our usage of certain port facilities.

(4)
Amounts do not include potential obligations which remain subject to cancellation at our sole discretion and activity related to Silversea Cruises during the three-month reporting lag period. Additionally, amounts do not include the conditional agreements with Meyer Werft for the two Silversea Cruises ships of a new generation and with Chantiers de l’Atlantique for the sixth Oasis-class ship for Royal Caribbean International.

(5)	Refer to Note 8. Debt to our consolidated financial statements for further information.

(6)
Amounts represent debt obligations with initial terms in excess of one year. Debt denominated in other currencies is calculated based on the applicable exchange rate at March 31, 2019. In addition, debt obligations presented above are net of debt issuance costs of $199.4 million as of March 31, 2019.

(7)	Amounts represent finance lease obligations with initial terms in excess of one year, net of imputed interest.

(8)	Amounts represent fees payable to sovereign guarantors in connection with certain of our export credit debt facilities and facility fees on our revolving credit facilities.
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
Off-Balance Sheet Arrangements
We and TUI AG have each guaranteed the repayment by TUI Cruises of 50% of a bank loan. As of March 31, 2019, the outstanding principal amount of the loan was €34.4 million, or approximately $38.6 million based on the exchange rate at March 31, 2019. The loan amortizes quarterly and is currently secured by a first mortgage on Mein Schiff Herz. Based on current facts and circumstances, we do not believe potential obligations under our guarantee of this bank loan are probable.
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
As of March 31, 2019, other than the items described above, we are not party to any other off-balance sheet arrangements, including guarantee contracts, retained or contingent interest, certain derivative instruments and variable interest entities, that either have, or are reasonably likely to have, a current or future material effect on our financial position.
Funding Needs and Sources
We have significant contractual obligations of which our debt service obligations and the capital expenditures associated with our ship purchases represent our largest funding needs. As of March 31, 2019, we had $5.3 billion in contractual obligations due through March 31, 2020, of which approximately $1.6 billion relates to debt maturities, $329.8 million relates to interest on debt and $1.9 billion relates to progress payments on our ship orders and the final installments payable due upon the deliveries of Spectrum of the Seas, which was delivered in April 2019, Celebrity Flora, scheduled for delivery in the second quarter of 2019 and Celebrity Apex and Silver Origin, which are both scheduled for delivery in the first quarter of 2020. We have historically relied on a combination of cash flows provided by operations, drawdowns under our available credit facilities, the incurrence of additional debt and/or the refinancing of our existing debt and the issuance of additional shares of equity securities to fund these obligations.
As of March 31, 2019, we had a working capital deficit of $6.8 billion, which included $1.6 billion of current portion of debt, including finance leases, and $1.1 billion of commercial paper. As of December 31, 2018, we had a working capital deficit of $5.9 billion, which included $1.6 billion of current portion of debt, including finance leases and $775.5 million of commercial paper. Similar to others in our industry, we operate with a substantial working capital deficit. This deficit is mainly attributable to the fact that, under our business model, a vast majority of our passenger ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts remain a current liability until the sailing date. The cash generated from these advance receipts is used interchangeably with cash on hand from other sources, such as our revolving credit facilities, commercial paper and other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future sailing or otherwise, pay down our revolving credit facilities, commercial paper, invest in long term investments or any other use of cash. In addition, we have a relatively low-level of accounts receivable and rapid turnover results in a limited investment in inventories. We generate substantial cash flows from operations and our business model, along with our unsecured revolving credit facilities, has historically allowed us to maintain this working capital deficit and still meet our operating, investing and financing needs. We expect that we will continue to have working capital deficits in the future.
As of March 31, 2019, we had liquidity of $1.7 billion, consisting of $248.2 million in cash and cash equivalents and $1.4 billion available under our unsecured credit facilities, net of our outstanding commercial paper notes.

In April 2019, we entered into and drew in full on an unsecured three-year term loan agreement in the amount of $1.0 billion. The proceeds of this loan were used to repay the $700 million 364-day loan due July 2019 related to the acquisition of Silversea Cruises and the remaining balance of the unsecured term loan originally incurred in 2010 to purchase Allure of the Seas, which reduced our Current portion of debt by $76.8 million in our consolidated balance sheet subsequent to March 31, 2019.
We anticipate that our cash flows from operations and our current financing arrangements, as described above, will be adequate to meet our capital expenditures and debt repayments over the next twelve-month period.
As of March 31, 2019, we have approximately $700.0 million that remains available for future common stock repurchase transactions under a 24-month common stock repurchase program for up to $1.0 billion authorized by our board of directors in May 2018. Repurchases under the program may be made at management's discretion from time to time on the open market or through privately negotiated transactions and are expected to be funded from available cash or borrowings under our revolving credit facilities. Refer to Note 12. Shareholders' Equity to our consolidated financial statements for further information.
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
Debt Covenants
Certain of our financing agreements contain covenants that require us, among other things, to maintain minimum net worth of at least $8.9 billion, a fixed charge coverage ratio of at least 1.25x and limit our net debt-to-capital ratio to no more than 62.5%.  The fixed charge coverage ratio is calculated by dividing net cash from operations for the past four quarters by the sum of dividend payments plus scheduled principal debt payments in excess of any new financings for the past four quarters. Our minimum net worth and maximum net debt-to-capital calculations exclude the impact of Accumulated other comprehensive loss on Total shareholders’ equity. We were well in excess of all debt covenant requirements as of March 31, 2019. The specific covenants and related definitions can be found in the applicable debt agreements, the majority of which have been previously filed with the Securities and Exchange Commission.
Dividends
During the first quarter of 2019, we declared a cash dividend on our common stock of $0.70 per share, which was paid in April 2019. During the first quarter of 2019, we also paid a cash dividend on our common stock of $0.70 per share, which was declared during the fourth quarter of 2018.
During the first quarter of 2018, we declared a cash dividend on our common stock of $0.60 per share, which was paid in April 2018. During the first quarter of 2018, we also paid a cash dividend on our common stock of $0.60 per share, which was declared during the fourth quarter of 2017.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For a discussion of our market risks, refer to Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no significant developments or material changes since the date of our Annual Report.
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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In July 2018, we acquired Silversea Cruise Holding Ltd. ("Silversea Cruises") and we are in the process of evaluating the controls and procedures at Silversea Cruises and integrating the acquired business into our internal control over financial reporting.
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
We have operations in and source passengers from the United Kingdom and other member countries of the European Union. In March 2017, the United Kingdom notified the European Council of its intent to withdraw from the European Union. Since the initial referendum in June 2016, the expected withdrawal has resulted in increased volatility in the global financial markets and, in particular, in global currency exchange rates. The expected withdrawal could potentially adversely affect tax, legal and regulatory regimes to which our business in the region is subject. The expected withdrawal could also, among other potential outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the European Union. Further, as the expected withdrawal approaches, continued uncertainty around these issues could lead to adverse effects on the economy of the United Kingdom, including the value of the British Pound, and the other economies in which we operate, making it more difficult to source passengers from these regions. These risks may be exacerbated if a structured withdrawal agreement is not ratified before the extended October 31, 2019 deadline, and/or if voters of other countries within the European Union similarly elect to exit the European Union in future referendums.
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
New U.S. policy towards Cuba may adversely impact our Cuba cruise itineraries.
On April 17, 2019, the U.S. Government announced that effective as of May 2, 2019 it will no longer waive Title III of the Cuban Liberty and Solidarity (Libertad) Act of 1996, popularly known as the Helms-Burton Act. The activation of Title III will allow certain individuals whose property was confiscated by the Cuban government beginning in 1959 to sue in U.S. courts anyone who "traffics" in the property in question. Although the law exempts specified lawful travel to Cuba, this move could result in litigation against the Company by those claiming to have rights in confiscated property to the extent any such property is used by the Company and/or its cruise guests in connection with the Company’s cruises to Cuba. If these suits are successful, they could result in substantial monetary damages against the Company and/or impact the Company’s future scheduled Cuba cruise itineraries.
As part of the April 17, 2019 announcement, the U.S. Government stated that it will be tightening restrictions on travel to Cuba. The Company will not know the impact of these new restrictions until new regulations are enacted which could take several weeks or months. However, the new regulations could significantly limit the number of persons who would be eligible to cruise to Cuba and/or effectively prevent the Company from making any future scheduled cruises to Cuba. If this was to occur it could have a material adverse financial impact to the Company.

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
In addition, to the extent that we or our competitors deploy ships to a particular itinerary and the resulting capacity in that region exceeds the demand, we may lower pricing and profitability may be lower than anticipated. This risk exists in emerging cruise markets, where capacity has grown rapidly over the past few years and in mature markets where excess capacity is typically redeployed. Any of the foregoing could have an adverse impact on our results of operations, cash flows and financial condition, including potentially impairing the value of our ships and other assets.
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
Today certain ports and destinations are facing a surge of both cruise and non-cruise tourism which, in certain cases, has fueled anti-tourism sentiments and related countermeasures to limit the volume of tourists allowed in these destinations, including proposed limits on cruise ships and cruise passengers. For example, effective 2020, the local government of Dubrovnik, Croatia will cap the number of cruise ships that can dock each day to two and the number of corresponding passengers. Similar existing and potential restrictions in ports and destinations such as Barcelona, Venice, Amsterdam, the Norwegian fjords and Bar Harbor could limit the itinerary and destination options we can offer our passengers going forward.
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
We rely on shipyards, their subcontractors and our suppliers to effectively construct our new ships and to repair, maintain and upgrade our existing ships on a timely basis and in a cost effective manner. There are a limited number of shipyards with the capability and capacity to build, repair, maintain and/or upgrade our ships.
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
Building, repairing, maintaining and/or upgrading a ship is sophisticated work that involves significant risks. In addition, the prices of labor and/or various commodities that are used in the construction of ships can be subject to volatile price changes, including the impact of fluctuations in foreign exchange rates. Shipyards, their subcontractors and/or our suppliers may encounter financial, technical or design problems when doing these jobs.  If materialized, these problems could impact the timely delivery or costs of new ships or the ability of shipyards to repair and upgrade our fleet in accordance with our needs or expectations.  In addition, delays, mechanical faults and/or unforeseen incidents, such as the collapse of the drydock structure at the Grand Bahama Shipyard involving Oasis of the Seas, may result in cancellation of cruises or, in more severe situations, new ship orders, or necessitate unscheduled drydocks and repairs of ships. These events and any related adverse publicity could result in lost revenue, increased operating expenses, or both, and thus adversely affect our results of operations.
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
We face significant competition from other cruise lines on the basis of cruise pricing, travel agent preference and also in terms of the nature of ships and services we offer to guests. Our principal competitors within the cruise vacation industry include Carnival Corporation & plc, which owns, among others, Aida Cruises, Carnival Cruise Line, Costa Cruises, Cunard Line, Holland America Line, P&O Cruises, Princess Cruises and Seabourn; Disney Cruise Line; MSC Cruises; and Norwegian Cruise Line Holdings Ltd, which owns Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises. Our revenues are sensitive to the actions of other cruise lines in many areas, including pricing, scheduling, capacity and promotions, which can have a substantial adverse impact not only on our revenues, but on overall industry revenues.
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
The Company, from time to time, has engaged in acquisitions (e.g., our Silversea Cruises acquisition) and may pursue acquisitions in the future, which are subject to, among other factors, the Company’s ability to identify attractive business opportunities and to negotiate favorable terms for such opportunities. Accordingly, the Company cannot make any assurances that potential acquisitions will be completed timely or at all, or that if completed, we would realize the anticipated benefits of such acquisition. Acquisitions also carry inherent risks such as, among others: (1) the potential delay or failure of our efforts to successfully integrate business processes and realizing expected synergies; (2) difficulty in aligning procedures, controls and/or policies; and (3) future unknown liabilities and costs that may be associated with an acquisition. In addition, acquisitions may also adversely impact our liquidity and/or debt levels, and the recognized value of goodwill and other intangible assets can be negatively affected by unforeseen events and/or circumstances, which may result in an impairment charge. Any of the foregoing events could adversely impact our financial condition and results of operations.
We rely on supply chain vendors and third-party service providers who are integral to the operations of our businesses. These vendors and service providers may be unable or unwilling to deliver on their commitments or may act in ways that could harm our business.
We rely on supply chain vendors to deliver key products to the operations of our businesses around the world. Any event impacting a vendor’s ability to deliver goods of the expected quality at the location and time needed could negatively impact our ability to deliver our cruise experience. Events impacting our supply chain could be caused by factors beyond the control of our suppliers or us, including inclement weather, natural disasters, increased demand, problems in production or distribution and/or disruptions in third-party logistics or transportation systems. Interruptions to our supply chain could increase costs and could limit the availability of products critical to our operations.
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
Our business continues to demand the use of sophisticated technology and systems. These technologies and systems require significant investment and must be proven, refined, updated, upgraded and/or replaced with more advanced systems in order to continue to meet our customers’ demands and expectations. If we are unable to do so in a timely manner or within reasonable cost parameters or if we are unable to appropriately and timely train our employees to operate any of these new systems, our business could suffer. We also may not achieve the benefits that we anticipate from any new technology or system, which could result in higher than anticipated costs or impair our operating results.
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
In addition, we are also subject to various risks associated with the collection, handling, storage and transmission of sensitive information. In the course of doing business, we collect large volumes of employee, customer and other third-party data, including personally identifiable information and individual credit data, for various business purposes. We are subject to federal, state and international laws (including the European Union General Data Protection Regulation), as well as industry standards, relating to the collection, use, retention, security and transfer of personally identifiable information and individual credit data. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between the Company and its subsidiaries, and among the Company, its subsidiaries and other parties with which the Company has commercial relations. Several jurisdictions have passed laws in this area, and other jurisdictions are considering imposing additional restrictions. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. Complying with emerging and changing international requirements has caused, and may cause us to incur substantial costs or require us to change our business practices. If we fail to comply with the various applicable data collection and privacy laws, we could be exposed to fines, penalties, restrictions, litigation or other expenses, and our business could be adversely impacted.
While we continue to evolve our cyber-security practices in line with our business' reliance on technology and the changing external threat landscape, and we invest time, effort and financial resources to secure our systems, networks and communications, our security measures cannot provide absolute assurance that we will be successful in preventing or responding to all cyber-attacks. There can be no assurance that any breach or incident will not have a material impact on our operations and financial results.
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
Some environmental groups have also lobbied for more stringent regulation of cruise ships and have generated negative publicity about the cruise vacation industry and its environmental impact. See Part I, Item 1. Business-Regulation-Environmental Regulations in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
We and a number of our subsidiaries are foreign corporations that derive income from a U.S. trade or business and/or from sources within the United States. In connection with the year end audit, each year, Drinker Biddle & Reath LLP, our U.S. tax counsel, delivers to us an opinion, based on certain representations and assumptions set forth in it, to the effect that this income, to the extent derived from or incidental to the international operation of a ship or ships, is excluded from gross income for U.S. federal income tax purposes pursuant to Section 883 of the Internal Revenue Code. We believe that most of our income (including that of our subsidiaries) is derived from or incidental to the international operation of ships.
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
During the quarter ended March 31, 2019, there were no common stock repurchases.
As of March 31, 2019, we have approximately $700.0 million that remains available for future stock repurchase transactions under a 24-month common stock repurchase program for up to $1.0 billion authorized by our board of directors on May 9, 2018. Refer to Note 12. Shareholders' Equity to our consolidated financial statements under Item 1. Financial Statements for further information.

Item 6. Exhibits

10.1
Employment Agreement, dated as of December 31, 2012, by and between the Company and Harri U. Kulovaara (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on February 25, 2013).

10.2
Form of First Amendment to Employment Agreement, dated as of February 6, 2015 (entered into between the Company and each of Messrs. Fain, Kulovaara and Liberty) (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on February 23, 2015).

10.3
Amendment to the Amended and Restated Credit Agreement, dated as of April 5, 2019, by and among the Company, The Bank of Nova Scotia, as administrative agent for the lender parties and the lender parties (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 10, 2019).

10.4
Loan Agreement, dated as of April 5, 2019, among Royal Caribbean Cruises Ltd., as the Borrower, the Lenders from time to time party thereto, Bank of America, N.A. as Administrative Agent and Banco Bilbao Vizcaya Argentaria, S.A. New York Branch, Sumitomo Mitsui Banking Corporation, The Bank of Nova Scotia, Wells Fargo Bank, National Association and DNB Markets Inc. as Co-Syndication Agents (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 10, 2019).

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

*	Filed herewith
**	Furnished herewith
Interactive Data File
101                         The following financial statements of Royal Caribbean Cruises Ltd. for the period ended March 31, 2019, formatted in XBRL are filed herewith:
(i)                     the Consolidated Statements of Comprehensive Income (Loss) for the quarter ended March 31, 2019 and 2018;

(ii)	the Consolidated Balance Sheets at March 31, 2019 and December 31, 2018;
(iii)                the Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018; and
(iv)                   the Notes to the Consolidated Financial Statements, tagged in summary and detail.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL CARIBBEAN CRUISES LTD.
(Registrant)

/s/ JASON T. LIBERTY
Jason T. Liberty
Executive Vice President, Chief Financial Officer
May 1, 2019	(Principal Financial Officer and duly authorized signatory)