Form 10-Q
period 2019-09-30
ROYAL CARIBBEAN CRUISES LTD
filed 2019-10-30
CIK 884887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
There were 209,631,168 shares of common stock outstanding as of October 23, 2019.

ROYAL CARIBBEAN CRUISES LTD.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in thousands, except per share data)

	Quarter Ended September 30,
	2019	2018
Passenger ticket revenues	$2,344,779	$2,042,911
Onboard and other revenues	842,071	753,276
Total revenues	3,186,850	2,796,187
Cruise operating expenses:
Commissions, transportation and other	488,921	430,039
Onboard and other	200,656	171,028
Payroll and related	263,993	221,205
Food	149,621	133,324
Fuel	177,677	182,415
Other operating	342,170	273,353
Total cruise operating expenses	1,623,038	1,411,364
Marketing, selling and administrative expenses	352,725	325,167
Depreciation and amortization expenses	320,295	259,923
Operating Income	890,792	799,733
Other income (expense):
Interest income	5,625	5,831
Interest expense, net of interest capitalized	(102,038)	(86,510)
Equity investment income	103,654	95,169
Other expense	(7,668)	(3,832)
	(427)	10,658
Net Income	890,365	810,391
Less: Net Income attributable to noncontrolling interest	7,125	—
Net Income attributable to Royal Caribbean Cruises Ltd.	$883,240	$810,391
Earnings per Share:
Basic	$4.21	$3.88
Diluted	$4.20	$3.86
Weighted-Average Shares Outstanding:
Basic	209,575	209,054
Diluted	210,121	209,928
Comprehensive Income
Net Income	$890,365	$810,391
Other comprehensive income (loss):
Foreign currency translation adjustments	(15,510)	(3,479)
Change in defined benefit plans	(12,456)	1,153
(Loss) gain on cash flow derivative hedges	(265,224)	36,946
Total other comprehensive (loss) income	(293,190)	34,620
Comprehensive Income	597,175	845,011
Less: Comprehensive Income attributable to noncontrolling interest	7,125	—
Comprehensive Income attributable to Royal Caribbean Cruises Ltd.	$590,050	$845,011

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in thousands, except per share data)

	Nine Months Ended September 30,
	2019	2018
Passenger ticket revenues	$6,072,599	$5,141,125
Onboard and other revenues	2,360,649	2,020,423
Total revenues	8,433,248	7,161,548
Cruise operating expenses:
Commissions, transportation and other	1,279,010	1,078,953
Onboard and other	510,255	412,805
Payroll and related	799,094	674,676
Food	436,002	381,349
Fuel	519,772	515,065
Other operating	1,037,113	838,946
Total cruise operating expenses	4,581,246	3,901,794
Marketing, selling and administrative expenses	1,144,546	975,451
Depreciation and amortization expenses	924,180	753,529
Operating Income	1,783,276	1,530,774
Other income (expense):
Interest income	21,751	26,662
Interest expense, net of interest capitalized	(313,757)	(236,252)
Equity investment income	170,393	168,232
Other (expense) income	(34,537)	5,923
	(156,150)	(35,435)
Net Income	1,627,126	1,495,339
Less: Net Income attributable to noncontrolling interest	21,375	—
Net Income attributable to Royal Caribbean Cruises Ltd.	$1,605,751	$1,495,339
Earnings per Share:
Basic	$7.67	$7.08
Diluted	$7.65	$7.05
Weighted-Average Shares Outstanding:
Basic	209,477	211,099
Diluted	210,032	211,973
Comprehensive Income
Net Income	$1,627,126	$1,495,339
Other comprehensive income (loss):
Foreign currency translation adjustments	(7,683)	(13,840)
Change in defined benefit plans	(22,831)	6,949
(Loss) gain on cash flow derivative hedges	(288,115)	110,576
Total other comprehensive (loss) income	(318,629)	103,685
Comprehensive Income	1,308,497	1,599,024
Less: Comprehensive Income attributable to noncontrolling interest	21,375	—
Comprehensive Income attributable to Royal Caribbean Cruises Ltd.	$1,287,122	$1,599,024
The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of
	September 30,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$276,730	$287,852
Trade and other receivables, net	348,991	324,507
Inventories	167,213	153,573
Prepaid expenses and other assets	399,390	456,547
Derivative financial instruments	11,633	19,565
Total current assets	1,203,957	1,242,044
Property and equipment, net	25,005,404	23,466,163
Operating lease right-of-use assets	697,461	—
Goodwill	1,373,065	1,378,353
Other assets	1,545,574	1,611,710
Total assets	$29,825,461	$27,698,270
Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Current liabilities
Current portion of debt	$943,060	$1,646,841
Commercial paper	922,201	775,488
Current portion of operating lease liabilities	93,058	—
Accounts payable	538,949	488,212
Accrued interest	124,561	74,550
Accrued expenses and other liabilities	979,939	899,761
Derivative financial instruments	101,561	78,476
Customer deposits	3,410,205	3,148,837
Total current liabilities	7,113,534	7,112,165
Long-term debt	8,819,212	8,355,370
Long-term operating lease liabilities	620,570	—
Other long-term liabilities	731,844	583,254
Total liabilities	17,285,160	16,050,789
Commitments and contingencies (Note 11)
Redeemable noncontrolling interest	563,394	542,020
Shareholders’ equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 236,494,616 and 235,847,683 shares issued, September 30, 2019 and December 31, 2018, respectively)	2,365	2,358
Paid-in capital	3,466,641	3,420,900
Retained earnings	11,412,773	10,263,282
Accumulated other comprehensive loss	(946,363)	(627,734)
Treasury stock (26,887,147 and 26,830,765 common shares at cost, at September 30, 2019 and December 31, 2018, respectively)	(1,958,509)	(1,953,345)
Total shareholders’ equity	11,976,907	11,105,461
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$29,825,461	$27,698,270

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Nine Months Ended September 30,
	2019	2018
Operating Activities
Net Income	$1,627,126	$1,495,339
Adjustments:
Depreciation and amortization	924,180	753,529
Impairment losses	—	33,651
Net deferred income tax expense (benefit)	4,664	(2,926)
Loss on derivative instruments not designated as hedges	24,229	41,397
Share-based compensation expense	51,256	63,420
Equity investment income	(170,393)	(168,232)
Amortization of debt issuance costs	24,154	31,656
Amortization of commercial paper notes discount	23,583	3,844
Loss on extinguishment of debt	6,326	—
Change in fair value of contingent consideration	10,700	—
Gain on sale of unconsolidated affiliate	—	(13,680)
Recognition of deferred gain	—	(21,794)
Changes in operating assets and liabilities:
Increase in trade and other receivables, net	(36,682)	(17,141)
Increase in inventories	(13,640)	(21,760)
Decrease (increase) in prepaid expenses and other assets	41,757	(76,471)
Increase in accounts payable	51,011	35,433
Increase in accrued interest	50,011	45,735
Increase (decrease) in accrued expenses and other liabilities	81,026	(15,856)
Increase in customer deposits	261,335	349,230
Dividends received from unconsolidated affiliates	148,285	241,697
Other, net	(1,860)	(10,087)
Net cash provided by operating activities	3,107,068	2,746,984
Investing Activities
Purchases of property and equipment	(2,341,895)	(2,509,127)
Cash received on settlement of derivative financial instruments	6,442	74,008
Cash paid on settlement of derivative financial instruments	(86,671)	(50,891)
Investments in and loans to unconsolidated affiliates	(6,889)	(15,194)
Cash received on loans to unconsolidated affiliates	27,697	49,501
Proceeds from the sale of unconsolidated affiliate	—	13,215
Acquisition of Silversea Cruises, net of cash acquired	—	(916,135)
Other, net	(1,028)	(3,989)
Net cash used in investing activities	(2,402,344)	(3,358,612)
Financing Activities
Debt proceeds	3,080,564	6,626,295
Debt issuance costs	(42,491)	(54,775)
Repayments of debt	(3,424,339)	(5,833,602)
Proceeds from issuance of commercial paper notes	19,807,417	2,165,991
Repayments of commercial paper notes	(19,684,288)	(1,171,000)
Purchases of treasury stock	—	(575,039)
Dividends paid	(439,543)	(381,465)
Proceeds from exercise of common stock options	1,452	4,206
Other, net	(13,681)	(14,857)
Net cash (used in) provided by financing activities	(714,909)	765,754
Effect of exchange rate changes on cash	(937)	(19,417)
Net (decrease) increase in cash and cash equivalents	(11,122)	134,709
Cash and cash equivalents at beginning of period	287,852	120,112
Cash and cash equivalents at end of period	$276,730	$254,821
Supplemental Disclosure
Cash paid during the period for:
Interest, net of amount capitalized	$179,497	$154,231
Non-cash Investing Activities
Contingent consideration for the acquisition of Silversea Cruises	$—	$44,000

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited; in thousands)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at July 1, 2019	$2,364	$3,454,831	$10,692,890	$(653,173)	$(1,958,509)	$11,538,403
Activity related to employee stock plans	1	11,810	—	—	—	11,811
Common stock dividends, $0.78 per share	—	—	(163,357)	—	—	(163,357)
Changes related to cash flow derivative hedges	—	—	—	(265,224)	—	(265,224)
Change in defined benefit plans	—	—	—	(12,456)	—	(12,456)
Foreign currency translation adjustments	—	—	—	(15,510)	—	(15,510)
Net Income attributable to Royal Caribbean Cruises Ltd.	—	—	883,240	—	—	883,240
Balance at September 30, 2019	$2,365	$3,466,641	$11,412,773	$(946,363)	$(1,958,509)	$11,976,907

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at January 1, 2019	$2,358	$3,420,900	$10,263,282	$(627,734)	$(1,953,345)	$11,105,461
Activity related to employee stock plans	7	45,741	—	—	(5,164)	40,584
Common stock dividends, $2.18 per share	—	—	(456,260)	—	—	(456,260)
Changes related to cash flow derivative hedges	—	—	—	(288,115)	—	(288,115)
Change in defined benefit plans	—	—	—	(22,831)	—	(22,831)
Foreign currency translation adjustments	—	—	—	(7,683)	—	(7,683)
Net Income attributable to Royal Caribbean Cruises Ltd.	—	—	1,605,751	—	—	1,605,751
Balance at September 30, 2019	$2,365	$3,466,641	$11,412,773	$(946,363)	$(1,958,509)	$11,976,907

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY -Continued
(unaudited; in thousands)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at July 1, 2018	$2,358	$3,397,561	$9,429,784	$(265,200)	$(1,790,805)	$10,773,698
Activity related to employee stock plans	—	28,249	—	—	—	28,249
Common stock dividends, $0.70 per share	—	—	(146,283)	—	—	(146,283)
Changes related to cash flow derivative hedges	—	—	—	36,946	—	36,946
Change in defined benefit plans	—	—	—	1,153	—	1,153
Foreign currency translation adjustments	—	—	—	(3,479)	—	(3,479)
Purchases of treasury stock	—	—	—	—	(162,540)	(162,540)
Net Income attributable to Royal Caribbean Cruises Ltd.	—	—	810,391	—	—	810,391
Balance at September 30, 2018	$2,358	$3,425,810	$10,093,892	$(230,580)	$(1,953,345)	$11,338,135

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at January 1, 2018	$2,352	$3,390,117	$9,022,405	$(334,265)	$(1,378,306)	$10,702,303
Cumulative effect of accounting changes	—	—	(23,476)	—	—	(23,476)
Activity related to employee stock plans	6	35,693	—	—	—	35,699
Common stock dividends, $1.90 per share	—	—	(400,376)	—	—	(400,376)
Changes related to cash flow derivative hedges	—	—	—	110,576	—	110,576
Change in defined benefit plans	—	—	—	6,949	—	6,949
Foreign currency translation adjustments	—	—	—	(13,840)	—	(13,840)
Purchases of treasury stock	—	—	—	—	(575,039)	(575,039)
Net Income attributable to Royal Caribbean Cruises Ltd.	—	—	1,495,339	—	—	1,495,339
Balance at September 30, 2018	$2,358	$3,425,810	$10,093,892	$(230,580)	$(1,953,345)	$11,338,135

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
As used in this Quarterly Report on Form 10-Q, the terms “Royal Caribbean,” the “Company,” “we,” “our” and “us” refer to Royal Caribbean Cruises Ltd. and, depending on the context, Royal Caribbean Cruises Ltd.’s consolidated subsidiaries and/or affiliates. The terms “Royal Caribbean International,” “Celebrity Cruises,” “Azamara” and "Silversea Cruises" refer to our wholly- or majority-owned global cruise brands. Throughout this report, we also refer to regional brands in which we hold an ownership interest, including “TUI Cruises” and “Pullmantur.” However, because these regional brands are unconsolidated investments, our operating results and other disclosures herein do not include these brands unless otherwise specified. In accordance with cruise vacation industry practice, the term “berths” is determined based on double occupancy per cabin even though many cabins can accommodate three or more passengers. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018, including the audited consolidated financial statements and related notes included therein.
This Quarterly Report on Form 10-Q also includes trademarks, trade names and service marks of other companies.  Use or display by us of other parties’ trademarks, trade names or service marks is not intended to and does not imply a relationship with, or endorsement or sponsorship of us by, these other parties other than as described herein.
Note 1. General
Description of Business
We are a global cruise company. As of September 30, 2019, we control and operate four global cruise brands: Royal Caribbean International, Celebrity Cruises, Azamara and Silversea Cruises (collectively, our "Global Brands").
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
All significant intercompany accounts and transactions are eliminated in consolidation. We consolidate entities over which we have control, usually evidenced by a direct ownership interest of greater than 50%, and variable interest entities where we are determined to be the primary beneficiary. Refer to Note 7. Other Assets for further information regarding our variable interest entities. We consolidate the operating results of Silversea Cruises on a three-month reporting lag to allow for more timely preparation of our consolidated financial statements. No material events or other transactions involving Silversea Cruises have occurred from July 1, 2019 through September 30, 2019 that would require further disclosure or adjustment to our consolidated financial statements as of and for the quarter ended September 30, 2019. For affiliates we do not control but over which we have significant influence on financial and operating policies, usually evidenced by a direct ownership interest from 20% to 50%, the investment is accounted for using the equity method.
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
Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326); Measurement of Credit Losses on Financial Instruments. This ASU, along with subsequent ASUs issued to clarify certain of its provisions, introduces new guidance which makes substantive changes to the accounting model for financial assets subject to credit losses that are measured at amortized cost, as well as certain off-balance sheet credit exposures. The primary updates include the introduction of a new current expected credit loss (“CECL”) model that is based on expected rather than incurred losses. This ASU and the related amendments will be effective for our annual reporting period beginning January 1, 2020. We are currently evaluating the impact of the adoption of this guidance to our consolidated financial statements.
Reclassifications
For the nine months ended September 30, 2019, we separately presented Amortization of commercial paper notes discount in our consolidated statements of cash flows. As a result, the prior year amortization amount was reclassified within Operating Activities to conform to the current year presentation.
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
The purchase price consisted of $1.02 billion in cash, net of assumed liabilities, and contingent consideration that can range from zero up to a maximum of approximately 472,000 shares of our common stock, and is payable upon achievement of certain 2019-2020 performance metrics by Silversea Cruises. The fair value of the contingent consideration at the acquisition date was $44.0 million. Changes in the fair value of the contingent consideration are recorded in our results of operations, if any, in the period of the change. Refer to Note 14. Fair Value Measurements and Derivative Instruments for further information on the valuation of the contingent consideration.
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
For reporting purposes, we include Silversea Cruises’ results of operations on a three-month reporting lag from April 1, 2019 through June 30, 2019 for the quarter ended September 30, 2019 and from October 1, 2018 through June 30, 2019 for the nine months ended September 30, 2019. We have included Silversea Cruises' balance sheet as of June 30, 2019 in our consolidated balance sheet as of September 30, 2019. Refer to Note 1. General for further information on this three-month reporting lag.

Our purchase price allocation was final as of March 31, 2019. There were no material measurement period adjustments recorded during the nine months ended September 30, 2019.
Pro-forma financial results relating to the Silversea Cruises acquisition are not presented, as this acquisition was not material to our consolidated results of operations.
Note 4. Intangible Assets
Intangible assets consist of finite and indefinite life assets and are reported within Other assets in our consolidated balance sheets.
The following is a summary of our intangible assets as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-life intangible assets:
Customer relationships	$97,400	$5,952	$91,448
Galapagos operating license	47,669	5,470	42,199
Other finite-life intangible assets	11,560	5,298	6,262
Total finite-life intangible assets	156,629	16,720	139,909
Indefinite-life intangible assets	351,725	—	351,725
Total intangible assets, net	$508,354	$16,720	$491,634

	December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-life intangible assets:
Customer relationships	$97,400	$1,082	$96,318
Galapagos operating license	47,669	4,206	43,463
Other finite-life intangible assets	11,560	963	10,597
Total finite-life intangible assets	156,629	6,251	150,378
Indefinite-life intangible assets	351,725	—	351,725
Total intangible assets, net	$508,354	$6,251	$502,103

The estimated future amortization for finite-life intangible assets for each of the next five years is as follows (in thousands):

Year
Remainder of 2019	$3,490
2020	$12,995
2021	$8,179
2022	$8,179
2023	$8,179
2024	$8,179

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
Passenger ticket revenues include charges to our guests for port costs that vary with passenger head counts. These type of port costs, along with port costs that do not vary by passenger head counts, are included in our operating expenses. The amounts of port costs charged to our guests and included within Passenger ticket revenues on a gross basis were $184.0 million and $174.1 million for the quarters ended September 30, 2019 and 2018, respectively, and $509.6 million and $462.2 million for the nine months ended September 30, 2019 and 2018, respectively.
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
Disaggregated Revenues
The following table disaggregates our total revenues by geographic regions where we provide cruise itineraries (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues by itinerary
North America (1)	$1,617,446	$1,450,119	$4,870,273	$4,061,545
Asia/Pacific (2)	272,062	235,374	1,089,914	1,051,551
Europe (3)	1,060,424	968,952	1,663,118	1,566,351
Other regions (4)	102,184	28,948	461,193	207,764
Total revenues by itinerary	3,052,116	2,683,393	8,084,498	6,887,211
Other revenues (5)	134,734	112,794	348,750	274,337
Total revenues	$3,186,850	$2,796,187	$8,433,248	$7,161,548

(1)	Includes the United States, Canada, Mexico and the Caribbean.

(2)
Includes Southeast Asia (e.g., Singapore, Thailand and the Philippines), East Asia (e.g., China and Japan), South Asia (e.g., India and Pakistan) and Oceania (e.g., Australia and Fiji Islands) regions.

(3)	Includes European countries (e.g., Nordics, Germany, France, Italy, Spain and the United Kingdom).

(4)	Includes itineraries primarily in South and Latin American countries.

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

Passenger ticket revenues are attributed to geographic areas based on where the reservation originates. For the quarters ended September 30, 2019 and 2018, our guests were sourced from the following areas:

	Quarter Ended September 30,
	2019	2018
Passenger ticket revenues:
United States	62%	59%
United Kingdom	12%	13%
All other countries (1)	26%	28%

For the nine months ended September 30, 2019 and 2018, our guests were sourced from the following areas:

	Nine Months Ended September 30,
	2019	2018
Passenger ticket revenues:
United States	65%	60%
United Kingdom	9%	10%
All other countries (1)	26%	30%

(1)	No other individual country's revenue exceeded 10% for the quarters and nine months ended September 30, 2019 and 2018.
Customer Deposits and Contract Liabilities
Our payment terms generally require an upfront deposit to confirm a reservation, with the balance due prior to the cruise. Deposits received on sales of passenger cruises are initially recorded as Customer deposits in our consolidated balance sheets and subsequently recognized as passenger ticket revenues during the duration of the cruise. ASC 606, Revenues from Contracts with Customers, defines a “contract liability” as an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration from the customer. We consider customer deposits to be a contract liability once the customer no longer retains the unilateral right, resulting from the passage of time, to cancel such customer's reservation and receive a full refund. Customer deposits presented in our consolidated balance sheets include contract liabilities of $1.9 billion as of both September 30, 2019 and December 31, 2018, respectively. Substantially all of our contract liabilities as of December 31, 2018 were recognized and reported within Total revenues in our consolidated statement of comprehensive income (loss) for the nine months ended September 30, 2019.
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
We have contract assets that are conditional rights to consideration for satisfying the construction services performance obligations under a service concession arrangement. As of September 30, 2019 and December 31, 2018, our contract assets were $56.1 million and $57.8 million, respectively, and were included within Other assets in our consolidated balance sheets. Given the short duration of our cruises and our collection terms, we do not have any other significant contract assets.
Assets Recognized from the Costs to Obtain a Contract with a Customer
Prepaid travel agent commissions are an incremental cost of obtaining contracts with customers that we recognize as an asset and include within Prepaid expenses and other assets in our consolidated balance sheets. Prepaid travel agent commissions were $146.5 million and $153.5 million as of September 30, 2019 and December 31, 2018, respectively. Substantially all of our prepaid travel agent commissions at December 31, 2018 were expensed and reported within Commissions, transportation and other in our consolidated statements of comprehensive income (loss) for the nine months ended September 30, 2019.
Note 6. Earnings Per Share
A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Income attributable to Royal Caribbean Cruises Ltd. for basic and diluted earnings per share	$883,240	$810,391	$1,605,751	$1,495,339
Weighted-average common shares outstanding	209,575	209,054	209,477	211,099
Dilutive effect of stock-based awards	546	874	555	874
Diluted weighted-average shares outstanding	210,121	209,928	210,032	211,973
Basic earnings per share	$4.21	$3.88	$7.67	$7.08
Diluted earnings per share	$4.20	$3.86	$7.65	$7.05

There were no antidilutive shares for the quarters and nine months ended September 30, 2019 and 2018.
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

We have determined that TUI Cruises GmbH, our 50%-owned joint venture, which operates the brand TUI Cruises, is a VIE. As of September 30, 2019, the net book value of our investment in TUI Cruises was $521.7 million, primarily consisting of $368.2 million in equity and a loan of €138.7 million, or approximately $151.2 million based on the exchange rate at September 30, 2019. As of December 31, 2018, the net book value of our investment in TUI Cruises was $578.1 million, primarily consisting of $403.0 million in equity and a loan of €150.6 million, or approximately $172.2 million based on the exchange rate at December 31, 2018. The loan, which was made in connection with the sale of Splendour of the Seas in April 2016, accrues interest at a rate of 6.25% per annum and is payable over 10 years. This loan is 50% guaranteed by TUI AG, our joint venture partner in TUI Cruises, and is secured by a first priority mortgage on the ship. The majority of these amounts were included within Other assets in our consolidated balance sheets.
In addition, we and TUI AG have each guaranteed the repayment by TUI Cruises of 50% of a bank loan. As of September 30, 2019, the outstanding principal amount of the loan was €29.1 million, or approximately $31.7 million based on the exchange rate at September 30, 2019. The loan amortizes quarterly and is currently secured by a first mortgage on Mein Schiff Herz. Based on current facts and circumstances, we do not believe potential obligations under our guarantee of this bank loan are probable. In addition to our guarantee of the bank loan, TUI Cruises has various ship construction and financing agreements which include certain restrictions on each of our and TUI AG’s ability to reduce our current ownership interest in TUI Cruises below 37.55% through May 2031.
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
In March 2009, we sold Celebrity Galaxy to TUI Cruises for €224.4 million, or $290.9 million, to serve as the original Mein Schiff 1. Due to the related party nature of this transaction, the gain on the sale of the ship of $35.9 million was deferred and being recognized over the remaining life of the ship, which was estimated to be 23 years. In April 2018, TUI Cruises sold the original Mein Schiff 1 and as a result we accelerated the recognition of the remaining balance of the deferred gain, which was $21.8 million. This amount is included within Other (expense) income in our consolidated statements of comprehensive income (loss) for the nine months ended September 30, 2018.
We have determined that Pullmantur Holdings S.L. ("Pullmantur Holdings"), in which we have a 49% noncontrolling interest and Springwater Capital LLC has a 51% interest, is a VIE for which we are not the primary beneficiary, as we do not have the power to direct the activities that most significantly impact the entity's economic performance. Accordingly, we do not consolidate this entity and we account for this investment under the equity method of accounting. As of September 30, 2019 and December 31, 2018, our maximum exposure to loss in Pullmantur Holdings was $49.6 million and $58.5 million, respectively, consisting of loans and other receivables. These amounts were included within Trade and other receivables, net and Other assets in our consolidated balance sheets.
We have provided a non-revolving working capital facility to a Pullmantur Holdings subsidiary in the amount of up to €15.0 million or approximately $16.4 million based on the exchange rate at September 30, 2019. Proceeds of the facility, which were available to be drawn through December 2018, accrue interest at an interest rate of 6.5% per annum and are payable through 2022. An affiliate of Springwater Capital LLC has guaranteed repayment of 51% of the outstanding amounts under the facility. As of September 30, 2019, €12.0 million, or approximately $13.1 million, based on the exchange rate at September 30, 2019, was outstanding under this facility. As of December 31, 2018, €14.0 million, or approximately $16.0 million, based on the exchange rate at December 31, 2018, was outstanding under this facility.
We have determined that Grand Bahama Shipyard Ltd. (“Grand Bahama”), a ship repair and maintenance facility in which we have a 40% noncontrolling interest, is a VIE. This facility serves cruise and cargo ships, oil and gas tankers and offshore units.  We utilize this facility, among other ship repair facilities, for our regularly scheduled drydocks, ship upgrades and certain emergency repairs as may be required. During the quarter and nine months ended September 30, 2019, we made payments of $0.4 million and $45.5 million, respectively, to Grand Bahama for ship repair and maintenance services. During the quarter and nine months ended September 30, 2018, we made payments of $17.3 million and $41.6 million, respectively, to Grand Bahama for ship repair and maintenance services. We have determined that we are not the primary beneficiary of this facility as we do not have the power to direct the activities that most significantly impact the facility’s economic performance. Accordingly, we do not consolidate this entity and we account for this investment under the equity method of accounting. As of September 30, 2019, the net book value of our investment in Grand Bahama was $47.8 million, consisting of $33.5 million in equity and a loan of $14.3 million. As of December 31, 2018, the net book value of our investment in Grand Bahama was $56.1 million, consisting of $41.4 million in equity and a loan of $14.7 million. These amounts represent our maximum exposure to loss related to our investment in Grand Bahama. Our loan to Grand Bahama matures in March 2025 and bears interest at the lower of (i) LIBOR plus 3.50% and (ii)

5.50%. Interest payable on the loan is due on a semi-annual basis. During both the quarters ended September 30, 2019 and 2018, no payments were received. During the nine months ended September 30, 2019 and 2018, we received principal and interest payments of $7.6 million and $14.2 million, respectively. The loan balance is included within Other assets in our consolidated balance sheets. The loan is currently accruing interest under the effective yield method.
In April 2019, Grand Bahama experienced an incident involving one of its drydocks where Oasis of the Seas was undergoing maintenance.  The damage from the incident resulted in a write-off of the related drydock by Grand Bahama.  Our equity investment income for the quarter and nine months ended September 30, 2019 reflects our equity share of the write-off and other incidental expenses. Grand Bahama's management is working with its insurance underwriter to determine coverage under their existing policies.
We monitor credit risk associated with the loan through our participation on Grand Bahama’s board of directors along with our review of Grand Bahama’s financial statements and projected cash flows. Based on this review, we believe the risk of loss associated with the outstanding loan is not probable as of September 30, 2019.
In March 2018, we and Ctrip.com International Ltd. ("Ctrip") announced the decision to end the Skysea Holding International Ltd. ("Skysea Holding") venture in which we have a 36% ownership interest. As a result, we reviewed the recoverability of our investment in Skysea Holding and determined that our investment, debt facility and other receivables due from the brand were impaired and recognized an impairment charge of $23.3 million, which was included within Other (expense) income in our consolidated statement of comprehensive income (loss) for the nine months ended September 30, 2018. The charge reflected a full impairment of our investment in Skysea Holding and other receivables due to us and reduced the debt facility and the related accrued interest due to us from Skysea Holding to its net realizable value. In December 2018, the Golden Era, the ship operated by SkySea Cruises, and owned by a wholly-owned subsidiary of Skysea Holding, was sold to an affiliate of TUI AG. Proceeds from the sale were distributed to Ctrip and us, which eliminated our net receivable balance due from Skysea Holding, resulting in no further impairment charges. As of September 30, 2019 and December 31, 2018, we do not have any material exposures to loss related to our investment in Skysea Holding.
The following tables set forth information regarding our investments accounted for under the equity method of accounting, including the entities discussed above (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Share of equity income from investments	$103,654	$95,169	$170,393	$168,232
Dividends received (1)	$67,713	$82,755	$148,285	$241,697

(1)
For the quarter ended September 30, 2019, TUI Cruises paid us dividends of €80.0 million, or approximately $88.5 million, based on the exchange rate at the time of the transactions. For the nine months ended September 30, 2019, TUI Cruises paid us dividends totaling €170.0 million, or approximately $190.3 million, based on the exchange rates at the time of the transactions. The amounts included in the table above are net of tax withholdings.

	As of September 30, 2019	As of December 31, 2018
Total notes receivable due from equity investments	$178,853	$201,979
Less-current portion (1)	19,091	19,075
Long-term portion (2)	$159,762	$182,904

(1)	Included within Trade and other receivables, net in our consolidated balance sheets.

(2)	Included within Other assets in our consolidated balance sheets.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$11,857	$12,170	$35,714	$40,400
Expenses	$1,365	$1,735	$3,450	$8,643

Note 8. Debt
In June 2018, we established a commercial paper program pursuant to which we may issue short-term unsecured notes from time to time in an aggregate amount of up to $1.2 billion, which was increased to $2.9 billion in August 2019. The commercial paper issued is backstopped by our revolving credit facilities. As of September 30, 2019, we had $923.0 million of commercial paper notes outstanding with a weighted average interest rate of 2.36% and a weighted average maturity of approximately 34 days. As of December 31, 2018, we had $777.0 million of commercial paper notes outstanding with a weighted average interest rate of 3.19% and a weighted average maturity of approximately 23 days.
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
In April 2019, we entered into and drew in full on an unsecured three-year term loan agreement in the amount of $1.0 billion. The loan accrues interest at a floating rate of LIBOR plus an applicable margin, which varies with our senior debt rating, and is currently 1.075% per annum. Proceeds of this loan were used to repay the $700 million 364-day loan due July 2019 related to the acquisition of Silversea Cruises and the remaining balance of the unsecured term loan originally incurred in 2010 to purchase Allure of the Seas. The repayment of these loans resulted in a total loss on the extinguishment of debt of $6.3 million, which was recognized within Other (expense) income within our consolidated statements of comprehensive income (loss) for the nine months ended September 30, 2019.
In April 2019, we took delivery of Spectrum of the Seas. To finance the purchase, we borrowed $908.0 million under a previously committed unsecured term loan which is 95% guaranteed by Euler Hermes Aktiengesellschaft, the official export credit agency of Germany. The loan amortizes semi-annually over 12 years and bears interest at a fixed rate of 3.45% per annum.
In May 2019, we took delivery of Celebrity Flora. The purchase was financed through an unsecured term loan facility entered into in November 2017 in an amount up to €80.0 million, or approximately $87.2 million based on the exchange rate at September 30, 2019. As of September 30, 2019, we had fully drawn on this facility. The loan is due and payable at maturity in November 2024. Interest on the loan accrues at a floating rate based on EURIBOR plus the applicable margin. The applicable margin varies with our debt rating and was 1.195% as of September 30, 2019.
Note 9. Leases
Our operating leases primarily relate to preferred berthing arrangements, real estate and shipboard equipment and are included within Operating lease right-of-use assets, and Long-term operating lease liabilities with the current portion of the liability included within Current portion of operating lease liabilities in our consolidated balance sheet as of September 30, 2019. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term. Refer to Note 2. Summary of Significant Accounting Policies, for further information on the adoption of ASC 842.
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

In June 2019, the Company entered into a new master lease agreement (“Master Lease”) with Miami-Dade County relating to the buildings and surrounding land located at its Miami headquarters, which are classified as finance leases in accordance with ASC 842. Prior to entering into the Master Lease, the buildings were classified as operating lease assets. The finance lease for the buildings and land will expire in 2072, which includes an initial 43 years lease term and two five-year options to extend the lease. We consider the possibility of exercising the two five-year options reasonably certain.
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
Supplemental balance sheet information for leases was as follows (in thousands):

As of September 30, 2019
Lease assets:
Finance lease right-of-use assets, net:
Property and equipment, gross	$374,494
Accumulated depreciation	(51,493)
Property and equipment, net	323,001
Operating lease right-of-use assets	697,461
Total lease assets	$1,020,462
Lease liabilities:
Finance lease liabilities:
Current portion of debt	$34,603
Long-term debt	203,675
Total finance lease liabilities	238,278
Operating lease liabilities:
Current portion of operating lease liabilities	93,058
Long-term operating lease liabilities	620,570
Total operating lease liabilities	713,628
Total lease liabilities	$951,906

The components of lease expense were as follows (in thousands):

	Consolidated Statement of Comprehensive Income (Loss) Classification	Quarter Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease costs:
Operating lease costs	Commission, transportation and other	$19,057	$57,170
Operating lease costs	Other operating expenses	6,930	20,791
Operating lease costs	Marketing, selling and administrative expenses	4,276	14,501
Finance lease costs:
Amortization of right-of-use-assets	Depreciation and amortization expenses	6,081	14,805
Interest on lease liabilities	Interest expense, net of interest capitalized	1,514	3,680
Total lease costs		$37,858	$110,947

In addition, certain of our berth agreements include variable lease costs based on the number of passengers berthed. During the quarter and nine months ended September 30, 2019, we had $17.3 million and $73.1 million, respectively, of variable lease costs recorded within Commission, transportation and other in our consolidated statement of comprehensive income (loss).
Weighted average of the remaining lease terms and weighted average discount rates are as follows:

As of September 30, 2019
Weighted average of the remaining lease term
Operating leases	10.5 years
Finance leases	28.9 years
Weighted average discount rate
Operating leases	4.65%
Finance leases	4.42%

Supplemental cash flow information related to leases is as follows (in thousands):

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$94,125
Operating cash flows from finance leases	$3,680
Financing cash flows from finance leases	$19,009
Supplemental noncash information:
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	$122,237

As of September 30, 2019, maturities related to lease liabilities were as follows (in thousands):

Year	Operating Leases	Finance Leases
Remainder of 2019	$30,765	$17,209
2020	122,718	42,912
2021	109,984	45,803
2022	103,551	22,832
2023	101,442	11,891
Thereafter	492,553	414,098
Total lease payments	961,013	554,745
Less: Interest	(247,385)	(316,467)
Present value of lease liabilities	$713,628	$238,278

Operating lease payments do not include any costs related to options to extend lease terms as none are reasonably certain of being exercised.
Under ASC 840, Leases, future minimum lease payments under noncancelable operating leases as of December 31, 2018 were as follows (in thousands):

Year
2019	$67,682
2020	64,237
2021	56,142
2022	52,759
2023	52,522
Thereafter	383,974
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
The following table presents changes in the redeemable noncontrolling interest as of September 30, 2019 (in thousands):

Beginning balance January 1, 2019	$542,020
Net income attributable to noncontrolling interest, including the contractual accretion of the put options	21,375
Distribution to noncontrolling interest	(501)
Other	500
Ending balance September 30, 2019	$563,394

Note 11. Commitments and Contingencies
Ship Purchase Obligations
Our future capital commitments consist primarily of new ship orders. As of September 30, 2019, our Global Brands have the following ships on order:

Ship	Shipyard	Expected to Enter Service	Approximate Berths
Royal Caribbean International —
Oasis-class:
Wonder of the Seas	Chantiers de l’Atlantique	2nd Quarter 2021	5,700
Quantum-class:
Odyssey of the Seas	Meyer Werft	4th Quarter 2020	4,200
Icon-class:
Unnamed	Meyer Turku Oy	2nd Quarter 2022	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2024	5,600
Celebrity Cruises —
Edge-class:
Celebrity Apex	Chantiers de l’Atlantique	2nd Quarter 2020	2,900
Celebrity Beyond	Chantiers de l’Atlantique	4th Quarter 2021	3,250
Unnamed	Chantiers de l’Atlantique	4th Quarter 2022	3,250
Silversea Cruises — (1)
Silver Origin	De Hoop	4th Quarter 2020	100
Muse-class:
Silver Moon	Fincantieri	4th Quarter 2020	550
Silver Dawn	Fincantieri	1st Quarter 2022	550
Evolution-class:
Unnamed	Meyer Werft	3rd Quarter 2022	600
Unnamed	Meyer Werft	2nd Quarter 2023	600
Total Berths			32,900

(1)	The "Expected to Enter Service" dates for Silversea Cruises' new ships takes into consideration the three-month reporting lag. Refer to Note 1. General for further information.
In June 2019, Silversea Cruises entered into a $300 million unsecured term loan facility for the financing of Silver Moon to pay a portion of the ship's contract price through a facility guaranteed by us. We expect to draw upon this loan when we take delivery of the ship. The loan will be due and payable at maturity in June 2028. Interest on the loan will accrue at LIBOR plus 1.50%.
In September 2019, Silversea Cruises entered into two credit agreements, guaranteed by us, for the unsecured financing of the first and second Evolution-class ships for an amount of up to 80% of each ship's contract price through facilities to be guaranteed 95% by Euler Hermes Aktiengesellschaft, the official export credit agency of Germany. The maximum loan amount under each facility is not to exceed the United States dollar equivalent of €351.6 million in the case of the first Evolution-class ship and €359.0 million in the case of the second Evolution-class ship, or approximately $383.3 million and $391.4 million, respectively, based on the exchange rate at September 30, 2019. Each loan, once funded, will amortize semi-annually and will mature 12 years following the delivery of each ship.  At our election, interest on each loan will accrue either (1) at a fixed rate of 4.14% and 4.18%, respectively (inclusive of the applicable margin) or (2) at a floating rate equal to LIBOR plus 0.79% and 0.83%, respectively.
As of September 30, 2019, the aggregate cost of our ships on order presented in the table above, was $11.1 billion, of which we had deposited $705.5 million. Approximately 57.9% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at September 30, 2019. Refer to Note 14. Fair Value Measurements and Derivative Instruments for further information.

In addition, as of September 30, 2019, we have the following agreements in place for new ships on order for our Global Brands, which are contingent upon completion of conditions precedent and financing:

Ship	Shipyard	Expected to Enter Service	Approximate Berths
Royal Caribbean International —
Oasis-class:
Unnamed	Chantiers de l’Atlantique	4th Quarter 2023	5,700
Icon-class:
Unnamed	Meyer Turku Oy	2nd Quarter 2025	5,600
Celebrity Cruises —
Edge-class:
Unnamed	Chantiers de l’Atlantique	4th Quarter 2024	3,250

Litigation
On August 27, 2019, two lawsuits were filed against Royal Caribbean Cruises Ltd. in the U.S. District Court for the Southern District of Florida under Title III of the Cuban Liberty and Democratic Solidarity Act, also known as the Helms-Burton Act. The complaint filed by Havana Docks Corporation alleges it holds an interest in the Havana Cruise Port Terminal and the complaint filed by Javier Garcia-Bengochea alleges that he holds an interest in the Port of Santiago, Cuba, both of which were expropriated by the Cuban Government. The complaints further allege that Royal Caribbean Cruises Ltd. trafficked in those properties by embarking and disembarking passengers at these facilities. The plaintiffs seek all available statutory remedies, including the value of the expropriated property, plus interest, treble damages, attorneys’ fees and costs. Royal Caribbean Cruises Ltd. filed its answer to each complaint on October 4, 2019. We believe we have meritorious defenses to the claims, and we intend to vigorously defend ourselves against them. We believe that it is unlikely that the outcome of these matters will have a material adverse impact to our financial condition, results of operations or cash flows. However, the outcome of litigation is inherently unpredictable and subject to significant uncertainties, and there can be no assurances that the final outcome of this case will not be material.
We are routinely involved in claims typical within the cruise vacation industry. The majority of these claims are covered by insurance. Although the outcome of any litigation is inherently unpredictable and subject to significant uncertainties, we believe it is unlikely that the outcome of such claims, net of expected insurance recoveries, will have a material adverse impact on our financial condition, results of operations and cash flows.
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
Note 12. Shareholders’ Equity
Dividends Declared
In September 2019 we declared a cash dividend on our common stock of $0.78 per share, which was paid in October 2019. During both first and second quarters of 2019, we declared a cash dividend on our common stock of $0.70 per share, which was paid in April 2019 and July 2019, respectively. During the first quarter of 2019, we also paid a cash dividend on our common stock of $0.70 per share, which was declared during the fourth quarter of 2018.
During the third quarter of 2018, we declared a cash dividend on our common stock of $0.70 per share, which was paid in October 2018. During both first and second quarters of 2018, we declared a cash dividend on our common stock of $0.60 per share, which was paid in April 2018 and July 2018, respectively. During the first quarter of 2018, we also paid a cash dividend on our common stock of $0.60 per share, which was declared during the fourth quarter of 2017.
For the nine months ended September 30, 2019 and 2018, cash dividends declared but not yet paid were $163.5 million and $146.8 million, respectively.

Common Stock Repurchase Program
In May 2018, our board of directors authorized a 24-month common stock repurchase program for up to $1.0 billion. The timing and number of shares to be repurchased will depend on a variety of factors, including price and market conditions. Repurchases under the program may be made at management's discretion from time to time on the open market or through privately negotiated transactions. During the quarter and nine months ended September 30, 2019, there were no common stock repurchases under this program. During the year ended December 31, 2018, we repurchased 2.8 million shares of our common stock under this program, for a total of approximately $300.0 million, in open market transactions. As of September 30, 2019, we have approximately $700.0 million that remains available for future stock repurchase transactions under our Board authorized program.
Note 13. Changes in Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2019 and 2018 (in thousands):

	Accumulated Other Comprehensive Income (Loss) for the Nine Months Ended September 30, 2019				Accumulated Other Comprehensive Income (Loss) for the Nine Months Ended September 30, 2018
	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated comprehensive loss at beginning of the year	$(537,216)	$(26,023)	$(64,495)	$(627,734)	(250,355)	(33,666)	(50,244)	(334,265)
Other comprehensive income (loss) before reclassifications	(271,726)	(23,408)	(7,683)	(302,817)	106,505	5,863	(13,840)	98,528
Amounts reclassified from accumulated other comprehensive loss	(16,389)	577	—	(15,812)	4,071	1,086	—	5,157
Net current-period other comprehensive income (loss)	(288,115)	(22,831)	(7,683)	(318,629)	110,576	6,949	(13,840)	103,685
Ending balance	$(825,331)	$(48,854)	$(72,178)	$(946,363)	$(139,779)	$(26,717)	$(64,084)	$(230,580)

The following table presents reclassifications out of accumulated other comprehensive income (loss) for the quarters and nine months ended September 30, 2019 and 2018 (in thousands):

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
Details About Accumulated Other Comprehensive Income (Loss) Components	Quarter Ended September 30, 2019	Quarter Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018	Affected Line Item in Statements of Comprehensive Income (Loss)
Gain (loss) on cash flow derivative hedges:
Interest rate swaps	$(373)	$(1,395)	$(1,173)	$(10,371)	Interest expense, net of interest capitalized
Foreign currency forward contracts	(3,592)	(3,157)	(10,471)	(9,625)	Depreciation and amortization expenses
Foreign currency forward contracts	(1,251)	(835)	(3,866)	13,808	Other income (expense)
Fuel swaps	(472)	466	(1,916)	658	Other income (expense)
Fuel swaps	2,435	4,548	33,815	1,459	Fuel
	(3,253)	(373)	16,389	(4,071)
Amortization of defined benefit plans:
Actuarial loss	(194)	(372)	(577)	(1,086)	Payroll and related
	(194)	(372)	(577)	(1,086)
Total reclassifications for the period	$(3,447)	$(745)	$15,812	$(5,157)

Note 14. Fair Value Measurements and Derivative Instruments
Fair Value Measurements
The estimated fair value of our financial instruments that are not measured at fair value, categorized based upon the fair value hierarchy, are as follows (in thousands):

	Fair Value Measurements at September 30, 2019 Using					Fair Value Measurements at December 31, 2018 Using
Description	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Cash and cash equivalents(4)	$276,730	$276,730	$276,730	$—	$—	$287,852	$287,852	$287,852	$—	$—
Total Assets	$276,730	$276,730	$276,730	$—	$—	$287,852	$287,852	$287,852	$—	$—
Liabilities:
Long-term debt (including current portion of debt)(5)	$9,523,994	$10,241,498	$—	$10,241,498	$—	$9,871,267	$10,244,214	$—	$10,244,214	$—
Total Liabilities	$9,523,994	$10,241,498	$—	$10,241,498	$—	$9,871,267	$10,244,214	$—	$10,244,214	$—
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
(3) Inputs that are unobservable. The Company did not use any Level 3 inputs as of September 30, 2019 and December 31, 2018.
(4) Consists of cash and marketable securities with original maturities of less than 90 days.
(5) Consists of unsecured revolving credit facilities, senior notes, senior debentures and term loans. These amounts do not include our capital lease obligations or commercial paper.

Other Financial Instruments
The carrying amounts of accounts receivable, accounts payable, accrued interest, accrued expenses and commercial paper approximate fair value at September 30, 2019 and December 31, 2018.
Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2019 Using				Fair Value Measurements at December 31, 2018 Using
Description	Total	Level 1(1)	Level 2(2)	Level 3(3)	Total	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Derivative financial instruments(4)	$30,883	$—	$30,883	$—	$65,297	$—	$65,297	$—
Total Assets	$30,883	$—	$30,883	$—	$65,297	$—	$65,297	$—
Liabilities:
Derivative financial instruments(5)	$385,576	$—	$385,576	$—	$201,812	$—	$201,812	$—
Contingent consideration (6)	54,700	—	—	54,700	44,000	—	—	44,000
Total Liabilities	$440,276	$—	$385,576	$54,700	$245,812	$—	$201,812	$44,000

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

(6)
The contingent consideration related to the Silversea Cruises acquisition is estimated by applying a Monte-Carlo simulation method using our closing stock price along with significant inputs not observable in the market, including the probability of achieving the milestones and estimated future operating results. The Monte-Carlo simulation is a generally accepted statistical technique used to generate a defined number of valuation paths in order to develop a reasonable estimate of fair value. Refer to Note 3. Business Combination for further information on the Silversea Cruises acquisition. For the nine months ended September 30, 2019, we recorded a contingent consideration expense of $10.7 million within Other (expense) income in our consolidated statements of comprehensive income (loss).

The reported fair values are based on a variety of factors and assumptions. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of September 30, 2019 or December 31, 2018, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.
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

The following table presents information about the Company’s offsetting of financial assets under master netting agreements with derivative counterparties (in thousands):

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of September 30, 2019				As of December 31, 2018
	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$30,883	$(30,067)	$—	$816	$65,297	$(60,303)	$—	$4,994
Total	$30,883	$(30,067)	$—	$816	$65,297	$(60,303)	$—	$4,994

The following table presents information about the Company’s offsetting of financial liabilities under master netting agreements with derivative counterparties (in thousands):

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of September 30, 2019				As of December 31, 2018
	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Pledged	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$(385,576)	$30,067	$—	$(355,509)	$(201,812)	$60,303	$—	$(141,509)
Total	$(385,576)	$30,067	$—	$(355,509)	$(201,812)	$60,303	$—	$(141,509)

Concentrations of Credit Risk
We monitor our credit risk associated with financial and other institutions with which we conduct significant business and, to minimize these risks, we select counterparties with credit risks acceptable to us and we seek to limit our exposure to an individual counterparty. Credit risk, including but not limited to counterparty nonperformance under derivative instruments, our credit facilities and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions, insurance companies and export credit agencies many of which we have long-term relationships with and which have credit risks acceptable to us or where the credit risk is spread out among a large number of counterparties. As of September 30, 2019 and December 31, 2018, we had counterparty credit risk exposure under our derivative instruments of $0.8 million and $5.6 million, respectively, which were limited to the cost of replacing the contracts in the event of non-performance by the counterparties to the contracts, the majority of which are currently our lending banks. We do not anticipate nonperformance by any of our significant counterparties. In addition, we have established guidelines we follow regarding credit ratings and instrument maturities to maintain safety and liquidity. We do not normally require collateral or other security to support credit relationships; however, in certain circumstances this option is available to us.
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
On an ongoing basis, we assess whether derivatives used in hedging transactions are “highly effective” in offsetting changes in the fair value or cash flow of hedged items. For our net investment hedges, we use the dollar offset method to measure effectiveness. For all other hedging programs, we use the long-haul method to assess hedge effectiveness using regression analysis for each hedge relationship. The methodology for assessing hedge effectiveness is applied on a consistent basis for each one of our hedging programs (i.e., interest rate, foreign currency ship construction, foreign currency net investment and fuel). For our regression analyses, we use an observation period of up to three years, utilizing market data relevant to the hedge horizon of each hedge relationship. High effectiveness is achieved when a statistically valid relationship reflects a high degree of offset and correlation between the changes in the fair values of the derivative instrument and the hedged item. If it is determined that a derivative is not highly effective as a hedge or hedge accounting is discontinued, any change in fair value of the derivative since the last date at which it was determined to be effective is recognized in earnings.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates primarily relates to our debt obligations including future interest payments. At September 30, 2019 and December 31, 2018, approximately 66.1% and 59.1%, respectively, of our debt was effectively fixed. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense.
Market risk associated with our fixed rate debt is the potential increase in fair value resulting from a decrease in interest rates. We use interest rate swap agreements that effectively convert a portion of our fixed-rate debt to a floating-rate basis to manage this risk. At September 30, 2019 and December 31, 2018, we maintained interest rate swap agreements on the following fixed-rate debt instruments:

Debt Instrument	Swap Notional as of September 30, 2019 (In thousands)	Maturity	Debt Fixed Rate	Swap Floating Rate: LIBOR plus	All-in Swap Floating Rate as of September 30, 2019
Oasis of the Seas term loan	$87,500	October 2021	5.41%	3.87%	6.49%
Unsecured senior notes	650,000	November 2022	5.25%	3.63%	5.79%
	$737,500

These interest rate swap agreements are accounted for as fair value hedges.

Market risk associated with our long-term floating rate debt is the potential increase in interest expense from an increase in interest rates. We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage this risk. At September 30, 2019 and December 31, 2018, we maintained interest rate swap agreements on the following floating-rate debt instruments:

Debt Instrument	Swap Notional as of September 30, 2019 (In thousands)	Maturity	Debt Floating Rate		All-in Swap Fixed Rate
Celebrity Reflection term loan	$299,979	October 2024	LIBOR plus	0.40%	2.85%
Quantum of the Seas term loan	459,375	October 2026	LIBOR plus	1.30%	3.74%
Anthem of the Seas term loan	483,333	April 2027	LIBOR plus	1.30%	3.86%
Ovation of the Seas term loan	622,500	April 2028	LIBOR plus	1.00%	3.16%
Harmony of the Seas term loan (1)	566,959	May 2028	EURIBOR plus	1.15%	2.26%
Odyssey of the Seas term loan (2)	460,000	October 2032	LIBOR plus	0.95%	3.20%
	$2,892,146

(1)
Interest rate swap agreements hedging the Euro-denominated term loan for Harmony of the Seas include EURIBOR zero-floor matching the hedged debt EURIBOR zero-floor. Amount presented is based on the exchange rate as of September 30, 2019.

(2)
Interest rate swap agreements hedging the term loan for Odyssey of the Seas includes a LIBOR zero-floor matching the hedged debt LIBOR zero-floor. The anticipated unsecured term loan for the financing of Odyssey of the Seas is expected to be drawn in October 2020.

These interest rate swap agreements are accounted for as cash flow hedges.
The notional amount of interest rate swap agreements related to outstanding debt and our current unfunded financing arrangements as of September 30, 2019 and December 31, 2018 was $3.6 billion and $3.4 billion, respectively.
Foreign Currency Exchange Rate Risk
Derivative Instruments
Our primary exposure to foreign currency exchange rate risk relates to our ship construction contracts denominated in Euros, our foreign currency denominated debt and our international business operations. We enter into foreign currency forward contracts to manage portions of the exposure to movements in foreign currency exchange rates. As of September 30, 2019, the aggregate cost of our ships on order was $11.1 billion, of which we had deposited $705.5 million as of such date. These amounts do not include any ships placed on order that are contingent upon completion of conditions precedent and/or financing, any ships on order by our Partner Brands and any ships on order placed by Silversea Cruises during the reporting lag period. Refer to Note 11. Commitments and Contingencies, for further information on our ships on order. At September 30, 2019 and December 31, 2018, approximately 57.9% and 53.5%, respectively, of the aggregate cost of the ships under construction was exposed to fluctuations in the Euro exchange rate. Our foreign currency forward contract agreements are accounted for as cash flow or net investment hedges depending on the designation of the related hedge.
On a regular basis, we enter into foreign currency forward contracts and, from time to time, we utilize cross-currency swap agreements and collar options to minimize the volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than our functional currency or the functional currencies of our foreign subsidiaries. During the third quarter of 2019, we maintained an average of approximately $725.4 million of these foreign currency forward contracts. These instruments are not designated as hedging instruments. For the quarters ended September 30, 2019 and 2018, changes in the fair value of the foreign currency forward contracts resulted in a loss of $26.0 million and $12.1 million, respectively. For the nine months ended September 30, 2019 and 2018, changes in the fair value of the foreign currency forward contracts resulted in a loss of $25.2 million and $43.4 million, respectively. These amounts were recognized in earnings within Other (expense) income in our consolidated statements of comprehensive income (loss).
We consider our investments in our foreign operations to be denominated in relatively stable currencies and to be of a long-term nature. As of September 30, 2019, we maintained foreign currency forward contracts and designated them as hedges of a portion of our net investments primarily in TUI Cruises of €173.0 million, or approximately $188.6 million based on the exchange rate at September 30, 2019. These forward currency contracts mature in October 2021.
The notional amount of outstanding foreign exchange contracts, excluding the forward contracts entered into to minimize remeasurement volatility, as of September 30, 2019 and December 31, 2018 was $3.0 billion and $3.2 billion, respectively.
Non-Derivative Instruments
We also address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries’ and investments’ functional currencies and designating it as a hedge of these subsidiaries and investments. We had designated debt as a hedge of our net investments primarily in TUI Cruises of €286.0 million, or approximately $311.8 million, as of September 30, 2019. As of December 31, 2018, we had designated debt as a hedge of our net investments in TUI Cruises of €280.0 million, or approximately $320.2 million.
Fuel Price Risk
Our exposure to market risk for changes in fuel prices relates primarily to the consumption of fuel on our ships. We use fuel swap agreements to mitigate the financial impact of fluctuations in fuel prices.
Our fuel swap agreements are generally accounted for as cash flow hedges. At September 30, 2019, we have hedged the variability in future cash flows for certain forecasted fuel transactions occurring through 2023. As of September 30, 2019 and December 31, 2018, we had the following outstanding fuel swap agreements as hedges of our fuel exposure:

	Fuel Swap Agreements
	As of September 30, 2019	As of December 31, 2018
	(metric tons)
2019	221,150	856,800
2020	830,468	830,500
2021	488,900	488,900
2022	322,900	322,900
2023	82,400	—

	Fuel Swap Agreements
	As of September 30, 2019	As of December 31, 2018
	(% hedged)
Projected fuel purchases:
2019	60%	58%
2020	55%	54%
2021	30%	28%
2022	19%	19%
2023	5%	—%

At September 30, 2019, $25.4 million of estimated unrealized net loss associated with our cash flow hedges pertaining to fuel swap agreements is expected to be reclassified to earnings from Accumulated other comprehensive loss within the next twelve months. Reclassification is expected to occur as the result of fuel consumption associated with our hedged forecasted fuel purchases.

The fair value and line item caption of derivative instruments recorded within our consolidated balance sheets were as follows (in thousands):

	Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of September 30, 2019	As of December 31, 2018	Balance Sheet Location	As of September 30, 2019	As of December 31, 2018
		Fair Value	Fair Value		Fair Value	Fair Value
Derivatives designated as hedging instruments under ASC 815-20(1)
Interest rate swaps	Other assets	$1,415	$23,518	Other long-term liabilities	$85,004	$40,467
Foreign currency forward contracts	Derivative financial instruments	—	4,044	Derivative financial instruments	54,985	39,665
Foreign currency forward contracts	Other assets	13,351	10,844	Other long-term liabilities	144,592	16,854
Fuel swaps	Derivative financial instruments	6,698	10,966	Derivative financial instruments	43,160	37,627
Fuel swaps	Other assets	4,241	9,204	Other long-term liabilities	53,997	65,182
Total derivatives designated as hedging instruments under 815-20		25,705	58,576		381,738	199,795
Derivatives not designated as hedging instruments under ASC 815-20
Foreign currency forward contracts	Derivative financial instruments	$3,811	$1,751	Derivative financial instruments	$3,046	$808
Foreign currency forward contracts	Other assets	—	1,579	Other long-term liabilities	—	833
Fuel swaps	Derivative financial instruments	1,124	2,804	Derivative financial instruments	370	376
Fuel swaps	Other Assets	243	587	Other long-term liabilities	422	—
Total derivatives not designated as hedging instruments under 815-20		5,178	6,721		3,838	2,017
Total derivatives		$30,883	$65,297		$385,576	$201,812

(1)	Accounting Standard Codification 815-20 “Derivatives and Hedging.”

The location and amount of gain or (loss) recognized in income on fair value and cash flow hedging relationships were as follows (in thousands):

	Quarter Ended September 30, 2019				Quarter Ended September 30, 2018
	Fuel Expense	Depreciation and Amortization Expenses	Interest Income (Expense)	Other Income (Expense)	Fuel Expense	Depreciation and Amortization Expenses	Interest Income (Expense)	Other Income (Expense)
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$177,677	$320,295	$(96,413)	$(7,668)	$182,415	$259,923	$(80,679)	$(3,832)
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	n/a	n/a	$(4,116)	—	n/a	n/a	$2,124	—
Derivatives designated as hedging instruments	n/a	n/a	$2,920	—	n/a	n/a	$(3,512)	—
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income (loss) into income	n/a	n/a	$(373)	n/a	n/a	n/a	$(1,395)	n/a
Commodity contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income (loss) into income	$2,435	n/a	n/a	$(472)	$4,548	n/a	n/a	$466
Foreign exchange contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income (loss) into income	n/a	$(3,592)	n/a	$(1,251)	n/a	$(3,157)	n/a	$(835)

	Nine Months Ended September 30, 2019				Nine Months Ended September 30, 2018
	Fuel Expense	Depreciation and Amortization Expenses	Interest Income (Expense)	Other Income (Expense)	Fuel Expense	Depreciation and Amortization Expenses	Interest Income (Expense)	Other Income (Expense)
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$519,772	$924,180	$(292,006)	$(34,537)	$515,065	$753,529	$(209,590)	$5,923
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	n/a	n/a	$(25,862)	—	n/a	n/a	$18,680	—
Derivatives designated as hedging instruments	n/a	n/a	$19,699	—	n/a	n/a	$(21,392)	—
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into income	n/a	n/a	$(1,173)	n/a	n/a	n/a	$(10,371)	n/a
Commodity contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into income	$33,815	n/a	n/a	$(1,916)	$1,459	n/a	n/a	$658
Foreign exchange contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into income	n/a	$(10,471)	n/a	$(3,866)	n/a	$(9,625)	n/a	$13,808

The carrying value and line item caption of non-derivative instruments designated as hedging instruments recorded within our consolidated balance sheets were as follows (in thousands):

		Carrying Value
Non-derivative instrument designated as hedging instrument under ASC 815-20	Balance Sheet Location	As of September 30, 2019	As of December 31, 2018
Foreign currency debt	Current portion of debt	$69,399	$38,168
Foreign currency debt	Long-term debt	242,398	281,984
		$311,797	$320,152

The effect of derivative instruments qualifying and designated as hedging instruments and the related hedged items in fair value hedges on the consolidated statements of comprehensive income (loss) was as follows (in thousands):

Derivatives and Related Hedged Items under ASC 815-20 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative and Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative				Amount of Gain (Loss) Recognized in Income on Hedged Item
		Quarter Ended September 30, 2019	Quarter Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018	Quarter Ended September 30, 2019	Quarter Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Interest rate swaps	Interest income (expense), net of interest capitalized	$2,920	$(3,512)	$19,699	$(21,392)	$(4,116)	$2,124	$(25,862)	$18,680
		$2,920	$(3,512)	$19,699	$(21,392)	$(4,116)	$2,124	$(25,862)	$18,680

The fair value and line item caption of derivative instruments recorded within our consolidated balance sheets for the cumulative basis adjustment for fair value hedges were as follows (in thousands):

Line Item in the Statement of Financial Position Where the Hedged Item is Included	Carrying Amount of the Hedged Liabilities		Cumulative amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
	As of September 30, 2019	As of December 31, 2018	As of September 30, 2019	As of December 31, 2018
Current portion of debt and Long-term debt	$734,811	$725,486	$1,097	$(24,766)
	$734,811	$725,486	$1,097	$(24,766)

The effect of derivative instruments qualifying and designated as cash flow hedging instruments on the consolidated financial statements was as follows (in thousands):

Derivatives under ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Loss) on Derivative				Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
	Quarter Ended September 30, 2019	Quarter Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018		Quarter Ended September 30, 2019	Quarter Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Interest rate swaps	$(23,488)	$10,166	$(91,949)	$56,223	Interest expense, net of interest capitalized	$(373)	$(1,395)	$(1,173)	$(10,371)
Foreign currency forward contracts	(131,523)	(35,397)	(202,273)	(133,360)	Depreciation and amortization expenses	(3,592)	(3,157)	(10,471)	(9,625)
Foreign currency forward contracts	—	—	—	—	Other income (expense)	(1,251)	(835)	(3,866)	13,808
Fuel swaps	—	—	—	—	Other income (expense)	(472)	466	(1,916)	658
Fuel swaps	(113,467)	61,805	22,496	183,642	Fuel	2,435	4,548	33,815	1,459
	$(268,478)	$36,574	$(271,726)	$106,505		$(3,253)	$(373)	$16,389	$(4,071)

The table below represents amounts excluded from the assessment of effectiveness for our net investment hedging instruments for which the difference between changes in fair value and periodic amortization is recorded in accumulated other comprehensive income (loss) (in thousands):

Gain (Loss) Recognized in Income (Net Investment Excluded Components)	Nine Months Ended September 30, 2019
Net inception fair value at January 1, 2019	$(8,359)
Amount of gain recognized in income on derivatives for the period ended September 30, 2019	2,790
Amount of loss remaining to be amortized in accumulated other comprehensive loss, as of September 30, 2019	(4,056)
Fair value at September 30, 2019	$(9,625)

The effect of non-derivative instruments qualifying and designated as net investment hedging instruments on the consolidated financial statements was as follows (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)
Non-derivative instruments under ASC 815-20 Net Investment Hedging Relationships	Quarter Ended September 30, 2019	Quarter Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Foreign Currency Debt	$12,811	$1,700	$15,519	$9,309
	$12,811	$1,700	$15,519	$9,309

There was no amount recognized in income (ineffective portion and amount excluded from effectiveness testing) for the quarters and nine months ended September 30, 2019 and 2018.
The effect of derivatives not designated as hedging instruments on the consolidated financial statements was as follows (in thousands):

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments under ASC 815-20	Location of Gain (Loss) Recognized in Income on Derivatives	Quarter Ended September 30, 2019	Quarter Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Foreign currency forward contracts	Other income (expense)	$(26,035)	$(12,097)	$(25,189)	$(43,356)
Fuel swaps	Fuel	—	478	(14)	1,804
Fuel swaps	Other income (expense)	1,095	(28)	974	155
		$(24,940)	$(11,647)	$(24,229)	$(41,397)

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
The amount of collateral required to be posted following such event will change as, and to the extent, our net liability position increases or decreases by more than the applicable minimum call amount. If our credit rating for our senior unsecured debt is subsequently equal to or above BBB- by Standard & Poor’s or Baa3 by Moody’s, then any collateral posted at such time will be released to us and we will no longer be required to post collateral unless we meet the collateral trigger requirement at the next fifth-year anniversary. At September 30, 2019, five of our interest rate derivative instruments had reached their fifth anniversary; however, our senior unsecured debt credit rating was Baa2 by Moody’s and BBB- by Standard & Poor’s and, accordingly, we were not required to post any collateral as of such date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Concerning Forward-Looking Statements
The discussion under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance (including our expectations for the fourth quarter and full year of 2019 and our earnings and yield estimates for 2019 set forth under the heading "Outlook" below), business and industry prospects or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. Words such as "anticipate," "believe," "could," "estimate," "expect," "goal," "intend," "may," "plan," "project," "seek," "should," "will," "driving" and similar expressions are intended to further identify any of these forward-looking statements. Forward-looking statements reflect management's current expectations but they are based on judgments and are inherently uncertain. Furthermore, they are subject to risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q and, in particular, the risks discussed under the caption "Risk Factors" in Part II, Item 1A herein.
All forward-looking statements made in this Quarterly Report on Form 10-Q speak only as of the date of this document.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
The discussion and analysis of our financial condition and results of operations is organized to present the following:

•	a review of our financial presentation, including discussion of certain operational and financial metrics we utilize to assist us in managing our business;

•	a discussion of our results of operations for the quarter and nine months ended September 30, 2019 compared to the same periods in 2018;

•	a discussion of our business outlook, including our expectations for selected financial items for the fourth quarter and full year of 2019; and

•	a discussion of our liquidity and capital resources, including our future capital and contractual commitments and potential funding sources.

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
Adjusted Net Income attributable to Royal Caribbean Cruises Ltd. represents net income less net income attributable to noncontrolling interest excluding certain items that we believe adjusting for is meaningful when assessing our performance on a comparative basis. For the periods presented, these items included (i) costs, net of insurance recoveries, related to the Grand Bahama drydock structure incident involving Oasis of the Seas; (ii) our equity share of the write-off of the Grand Bahama drydock and other incidental expenses by Grand Bahama; (iii) the noncontrolling interest adjustment to exclude the impact of the contractual accretion requirements associated with the put option held by Heritage Cruise Holding Ltd.'s (previously known as Silversea Cruises Group Ltd.) noncontrolling interest; (iv) the change in fair value in the contingent consideration related to the Silversea Cruises acquisition; (v) a loss on the early extinguishment of debt related to the repayment of certain loans; (vi) the amortization of the Silversea Cruises intangible assets resulting from the acquisition; (vii) integration costs related to the Silversea Cruises acquisition; (viii) transaction costs related to the Silversea Cruises acquisition; (ix) the impairment loss and other costs related to the exit of our tour operations business; (x) the impairment loss related to Skysea Holding; and (xi) the impact of the change in accounting principle related to the recognition of stock-based compensation expense from the graded attribution method to the straight-line attribution method for time-based stock awards.
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
Net Cruise Costs and Net Cruise Costs Excluding Fuel represent Gross Cruise Costs excluding commissions, transportation and other expenses and onboard and other expenses and, in the case of Net Cruise Costs Excluding Fuel, fuel expenses (each of which is described above under the Description of Certain Line Items heading). In measuring our ability to control costs in a manner that positively impacts net income, we believe changes in Net Cruise Costs and Net Cruise Costs Excluding Fuel to be the most relevant indicators of our performance. A reconciliation of historical Gross Cruise Costs to Net Cruise Costs and Net Cruise Costs Excluding Fuel is provided below under Results of Operations. Net Cruise Costs and Net Cruise Costs Excluding Fuel exclude the costs, net of insurance recoveries, related to the Grand Bahama drydock structure incident involving Oasis of the Seas.
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
Results of Operations
Summary
Net Income attributable to Royal Caribbean Cruises Ltd. and Adjusted Net Income attributable to Royal Caribbean Cruises Ltd. for the third quarter of 2019 were $883.2 million and $896.8 million, or $4.20 and $4.27 per share on a diluted basis, respectively, compared to Net Income attributable to Royal Caribbean Cruises Ltd. and Adjusted Net Income attributable Royal Caribbean Cruises Ltd. of $810.4 million and $836.3 million, or $3.86 and $3.98 per share on a diluted basis, respectively, for the third quarter of 2018.
Net Income attributable to Royal Caribbean Cruises Ltd. and Adjusted Net Income attributable to Royal Caribbean Cruises Ltd. for the nine months ended September 30, 2019 were $1.6 billion and $1.7 billion, or $7.65 and $8.12 per share on a diluted basis, respectively, compared to Net Income attributable to Royal Caribbean Cruises Ltd. and Adjusted Net Income attributable Royal Caribbean Cruises Ltd. of $1.5 billion and $1.6 billion, or $7.05 and $7.32 per share on a diluted basis, respectively, for the nine months ended September 30, 2018.
For reporting purposes, we include Silversea Cruises’ results of operations on a three-month reporting lag from April 1, 2019 through June 30, 2019 for the quarter ended September 30, 2019 and from October 1, 2018 through June 30, 2019 for the nine months ended September 30, 2019. For the quarter and nine months ended September 30, 2018, Silversea Cruises' results of operations are not included in our consolidated results of operations due to the three-month reporting lag. Refer to Note 1. General to our consolidated financial statements under Item 1. Financial Statements for further information on this three-month reporting lag.
Significant items for the quarter and nine months ended September 30, 2019 include:

•
Total revenues, excluding the effect of changes in foreign currency exchange rates, increased $427.8 million and $1.4 billion for the quarter and nine months ended September 30, 2019 respectively, as compared to the same periods in 2018. The increases were primarily due to an increase in capacity and an increase in ticket prices and onboard spending on a per passenger basis, which are further discussed below.

•
The effect of changes in foreign currency exchange rates related to our passenger ticket and onboard and other revenue transactions, denominated in currencies other than the United States dollar, resulted in a decrease in total revenues of $37.1 million and $115.0 million for the quarter and nine months ended September 30, 2019, respectively, compared to the same periods in 2018.

•
Total cruise operating expenses, excluding the effect of changes in foreign currency exchange rates, increased $223.2 million and $712.1 million for the quarter and nine months ended September 30, 2019 as compared to the same periods in 2018. The increase was primarily due to an increase in capacity and the addition of Silversea Cruises, which are further discussed below.

•
The effect of changes in foreign currency exchange rates related to our cruise operating expenses, denominated in currencies other than the United States dollar, resulted in a decrease in total operating expenses of $11.6 million and $32.6 million for the quarter and nine months ended September 30, 2019, respectively, compared to the same periods in 2018.

•
The estimated negative impact resulting from 2019 hurricane-related disruptions was approximately $0.13 per share on a diluted basis to our Net Income attributable to Royal Caribbean Cruises Ltd for the quarter and nine months ended September 30, 2019.

•
The estimated negative impact resulting from the Grand Bahama drydock structure incident involving Oasis of the Seas, net of insurance recoveries and including our share of the write-off of the related drydock by Grand Bahama, is approximately $0.02 and $0.28 per share on a diluted basis to our Net Income attributable to Royal Caribbean Cruises Ltd. for the quarter and nine months ended September 30, 2019.

•
Effective June 5th, 2019, we stopped sailings to Cuba as the U.S government rescinded authorized travel to Cuba under the People-to-People program and prohibited travel to Cuba via cruise ships. The estimated negative impact resulting from this regulatory change, primarily due to changes in itineraries, is approximately $0.13 and $0.16 per share on a diluted basis to our Net Income attributable to Royal Caribbean Cruises Ltd. for the quarter and nine months ended September 30, 2019, respectively.

•
In April 2019, we entered into and drew in full on an unsecured three-year term loan agreement in the amount of $1.0 billion. Proceeds of this loan were used to repay the $700 million 364-day loan due July 2019 related to the acquisition of Silversea Cruises and the remaining balance of the unsecured term loan originally incurred in 2010 to purchase Allure of the Seas. The repayment of these loans resulted in a total loss on the extinguishment of debt of $6.3 million, which was recognized within Other (expense) income within our consolidated statements of comprehensive income (loss) for the nine months ended September 30, 2019.

Other Items

•	In February 2019, TUI Cruises, our 50% joint venture, took delivery of a new Mein Schiff 2 and the existing Mein Schiff 2 was renamed Mein Schiff Herz.

•
During the second quarter of 2019, we took delivery of Spectrum of the Seas and Celebrity Flora. To finance the purchases, we borrowed $908.0 million and €80.0 million, or approximately $87.2 million based on the exchange rate at September 30, 2019, respectively, under previously committed unsecured term loans. Refer to Note 8. Debt to our consolidated financial statements under Item 1. Financial Statements for further information. Additionally, Spectrum of the Seas and Celebrity Flora entered service in April 2019 and at the end of June 2019, respectively.

•
In April 2019, we amended our $1.4 billion unsecured revolving credit facility due in 2020 to extend the termination date through April 2024, increase the facility size to $1.7 billion and reduce pricing. Refer to Note 8. Debt to our consolidated financial statements under Item 1. Financial Statements for further information.

•	In May 2019, we amended our $1.15 billion unsecured revolving credit facility due in 2022 to reduce pricing to match pricing on our $1.7 billion unsecured revolving credit facility due in 2024.

•
In April 2019, Silversea Cruises entered into an agreement with Meyer Werft to build two ships of a new generation, known as the Evolution-class. In September 2019, we entered into credit agreements for the unsecured financing of these ships for up to 80% of each ship's contract price. Refer to Note 11. Commitments and Contingencies to our consolidated financial statements under Item 1. Financial Statements for further information.

•
In June 2019, we entered into a $300 million unsecured term loan facility for the financing of Silversea Cruises' Silver Moon. Refer to Note 8. Debt to our consolidated financial statements under Item 1. Financial Statements for further information.

Operating results for the quarter and nine months ended September 30, 2019 compared to the same periods in 2018 are shown in the following tables (in thousands, except per share data):

	Quarter Ended September 30,
	2019		2018
		% of Total Revenues		% of Total Revenues
Passenger ticket revenues	$2,344,779	73.6%	$2,042,911	73.1%
Onboard and other revenues	842,071	26.4%	753,276	26.9%
Total revenues	3,186,850	100.0%	2,796,187	100.0%
Cruise operating expenses:
Commissions, transportation and other	488,921	15.3%	430,039	15.4%
Onboard and other	200,656	6.3%	171,028	6.1%
Payroll and related	263,993	8.3%	221,205	7.9%
Food	149,621	4.7%	133,324	4.8%
Fuel	177,677	5.6%	182,415	6.5%
Other operating	342,170	10.7%	273,353	9.8%
Total cruise operating expenses	1,623,038	50.9%	1,411,364	50.5%
Marketing, selling and administrative expenses	352,725	11.1%	325,167	11.6%
Depreciation and amortization expenses	320,295	10.1%	259,923	9.3%
Operating Income	890,792	28.0%	799,733	28.6%
Other income (expense):
Interest income	5,625	0.2%	5,831	0.2%
Interest expense, net of interest capitalized	(102,038)	(3.2)%	(86,510)	(3.1)%
Equity investment income	103,654	3.3%	95,169	3.4%
Other expense	(7,668)	(0.2)%	(3,832)	(0.1)%
	(427)	—%	10,658	0.4%
Net Income	890,365	27.9%	810,391	29.0%
Less: Net Income attributable to noncontrolling interest	7,125	0.2%	—	—%
Net Income attributable to Royal Caribbean Cruises Ltd.	$883,240	27.7%	$810,391	29.0%
Diluted Earnings per Share	$4.20		$3.86

	Nine months ended September 30,
	2019		2018
		% of Total Revenues		% of Total Revenues
Passenger ticket revenues	$6,072,599	72.0%	$5,141,125	71.8%
Onboard and other revenues	2,360,649	28.0%	2,020,423	28.2%
Total revenues	8,433,248	100.0%	7,161,548	100.0%
Cruise operating expenses:
Commissions, transportation and other	1,279,010	15.2%	1,078,953	15.1%
Onboard and other	510,255	6.1%	412,805	5.8%
Payroll and related	799,094	9.5%	674,676	9.4%
Food	436,002	5.2%	381,349	5.3%
Fuel	519,772	6.2%	515,065	7.2%
Other operating	1,037,113	12.3%	838,946	11.7%
Total cruise operating expenses	4,581,246	54.3%	3,901,794	54.5%
Marketing, selling and administrative expenses	1,144,546	13.6%	975,451	13.6%
Depreciation and amortization expenses	924,180	11.0%	753,529	10.5%
Operating Income	1,783,276	21.1%	1,530,774	21.4%
Other income (expense):
Interest income	21,751	0.3%	26,662	0.4%
Interest expense, net of interest capitalized	(313,757)	(3.7)%	(236,252)	(3.3)%
Equity investment income	170,393	2.0%	168,232	2.3%
Other (expense) income	(34,537)	(0.4)%	5,923	0.1%
	(156,150)	(1.9)%	(35,435)	(0.5)%
Net Income	1,627,126	19.3%	1,495,339	20.9%
Less: Net Income attributable to noncontrolling interest	21,375	0.3%	—	—%
Net Income attributable to Royal Caribbean Cruises Ltd.	$1,605,751	19.0%	$1,495,339	20.9%
Diluted Earnings per Share	$7.65		$7.05

Adjusted Net Income attributable to Royal Caribbean Cruises Ltd and Adjusted Earnings per Share were calculated as follows (in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Income attributable to Royal Caribbean Cruises Ltd.	$883,240	$810,391	$1,605,751	$1,495,339
Adjusted Net Income attributable to Royal Caribbean Cruises Ltd.	896,838	836,299	1,705,420	1,551,278
Net Adjustments to Net Income attributable to Royal Caribbean Cruises Ltd. - Increase	$13,598	$25,908	$99,669	$55,939
Adjustments to Net Income attributable to Royal Caribbean Cruises Ltd.:
Grand Bahama's drydock write-off and other incidental expenses (1)	$1,588	$—	$16,709	$—
Noncontrolling interest adjustment (2)	8,508	—	43,082	—
Oasis of the Seas incident (3)	(429)	—	11,597	—
Change in the fair value of contingent consideration related to Silversea Cruises acquisition (4)	—	—	10,700	—
Loss on extinguishment of debt	—	—	6,326	—
Amortization of Silversea Cruises intangible assets resulting from the acquisition(4)	3,069	—	9,207	—
Integration costs related to Silversea Cruises acquisition	862	—	862	—
Transaction costs related to Silversea Cruises acquisition(4)	—	25,908	1,186	30,579
Impairment and other costs related to exit of tour operations business(5)	—	—	—	11,255
Impairment loss related to Skysea Holding(6)	—	—	—	23,343
Impact of change in accounting principle(7)	—	—	—	(9,238)
Net Adjustments to Net Income attributable to Royal Caribbean Cruises Ltd. - Increase	$13,598	$25,908	$99,669	$55,939

Basic:
Earnings per Share	$4.21	$3.88	$7.67	$7.08
Adjusted Earnings per Share	$4.28	$4.00	$8.14	$7.35

Diluted:
Earnings per Share	$4.20	$3.86	$7.65	$7.05
Adjusted Earnings per Share	$4.27	$3.98	$8.12	$7.32

Weighted-Average Shares Outstanding:
Basic	209,575	209,054	209,477	211,099
Diluted	210,121	209,928	210,032	211,973

(1)
Amounts are included in our equity investment income within our consolidated statements of comprehensive income (loss) for the quarter and nine months ended September 30, 2019. Refer to Note 7. Other Assets to our consolidated financial statements under Item 1. Financial Statements for information regarding the Grand Bahama incident involving one of its drydocks.

(2)
Adjustment made to exclude the impact of the contractual accretion requirements associated with the put option held by Heritage Cruise Holding Ltd.'s (previously known as Silversea Cruises Group Ltd.) noncontrolling interest. Refer to Note 10. Redeemable Noncontrolling Interest to our consolidated financial statements under Item 1. Financial Statements for further information on the noncontrolling interest.

(3)
Represents incidental costs, net of insurance recoveries, related to the collapse of the drydock structure at the Grand Bahama Shipyard involving Oasis of the Seas, which were reported primarily within Other operating expenses in our consolidated statements of comprehensive income (loss) for the quarter and nine months ended September 30, 2019.

(4)	Refer to Note 3. Business Combination to our consolidated financial statements under Item 1. Financial Statements for information on the Silversea Cruises acquisition.

(5)
In 2014, we created a tour operations business that focused on developing, marketing and selling land based tours around the world through an e-commerce platform. During the second quarter of 2018, we decided to cease operations and exit this business. As a result, we incurred exit costs, primarily consisting of fixed asset impairment charges and severance expense.

(6)
Refer to Note 7. Other Assets to our consolidated financial statements under Item 1. Financial Statements for information on the impairment loss related to Skysea Holding for the nine months ended September 30, 2018.

(7)
In January 2018, we elected to change our accounting policy for recognizing stock-based compensation expense from the graded attribution method to the straight-line attribution method for time-based stock awards, resulting in an increase to Net Income attributable to Royal Caribbean Cruises Ltd. of $9.2 million, which is reported within Marketing, selling and administrative expenses in our consolidated statements of comprehensive income (loss) for the nine months ended September 30, 2018.

Selected statistical information is shown in the following table:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2019(1)	2018	2019(1)	2018
Passengers Carried	1,728,997	1,635,884	4,926,123	4,501,890
Passenger Cruise Days	11,863,189	11,103,471	33,746,534	30,942,320
APCD	10,733,254	9,923,690	31,031,274	28,242,132
Occupancy	110.5%	111.9%	108.8%	109.6%

(1)
Due to the three-month reporting lag, we included Silversea Cruises' result of operations from April 1, 2019 through June 30, 2019 for the quarter ended September 30, 2019 and from October 1, 2018 through June 30, 2019 for the nine months ended September 30, 2019. Refer to Note 1. General and Note 3. Business Combination to our consolidated financial statements under Item 1. Financial Statements for more information on the three-month reporting lag and the Silversea Cruises acquisition.

Gross Yields and Net Yields were calculated as follows (in thousands, except APCD and Yields):

	Quarter Ended September 30,			Nine Months Ended September 30,
	2019	2019 On a Constant Currency Basis	2018	2019	2019 On a Constant Currency Basis	2018
Passenger ticket revenues	$2,344,779	$2,377,350	$2,042,911	$6,072,599	$6,173,459	$5,141,125
Onboard and other revenues	842,071	846,596	753,276	2,360,649	2,374,817	2,020,423
Total revenues	3,186,850	3,223,946	2,796,187	8,433,248	8,548,276	7,161,548
Less:
Commissions, transportation and other	488,921	495,974	430,039	1,279,010	1,296,848	1,078,953
Onboard and other	200,656	202,229	171,028	510,255	513,397	412,805
Net Revenues	$2,497,273	$2,525,743	$2,195,120	$6,643,983	$6,738,031	$5,669,790

APCD	10,733,254	10,733,254	9,923,690	31,031,274	31,031,274	28,242,132
Gross Yields	$296.91	$300.37	$281.77	$271.77	$275.47	$253.58
Net Yields	$232.67	$235.32	$221.20	$214.11	$217.14	$200.76
Gross Cruise Costs, Net Cruise Costs and Net Cruise Costs Excluding Fuel were calculated as follows (in thousands, except APCD and costs per APCD):

	Quarter Ended September 30,			Nine Months Ended September 30,
	2019	2019 On a Constant Currency Basis	2018	2019	2019 On a Constant Currency Basis	2018
Total cruise operating expenses	$1,623,038	$1,634,594	$1,411,364	$4,581,246	$4,613,867	$3,901,794
Marketing, selling and administrative expenses (1) (2)	351,863	354,751	299,259	1,142,498	1,153,627	942,855
Gross Cruise Costs	1,974,901	1,989,345	1,710,623	5,723,744	5,767,494	4,844,649
Less:
Commissions, transportation and other	488,921	495,974	430,039	1,279,010	1,296,848	1,078,953
Onboard and other	200,656	202,229	171,028	510,255	513,397	412,805
Net Cruise Costs including other costs	1,285,324	1,291,142	1,109,556	3,934,479	3,957,249	3,352,891
Less:
Costs, net of insurance recoveries, related to the Oasis of the Seas incident included within cruise operating expenses	(429)	(429)	—	11,597	11,597	—
Net Cruise Costs	1,285,753	1,291,571	1,109,556	3,922,882	3,945,652	3,352,891
Less:
Fuel (3)	178,373	178,374	182,415	519,772	519,791	515,065
Net Cruise Costs Excluding Fuel	$1,107,380	$1,113,197	$927,141	$3,403,110	$3,425,861	$2,837,826

APCD	10,733,254	10,733,254	9,923,690	31,031,274	31,031,274	28,242,132
Gross Cruise Costs per APCD	$184.00	$185.34	$172.38	$184.45	$185.86	$171.54
Net Cruise Costs per APCD	$119.79	$120.33	$111.81	$126.42	$127.15	$118.72
Net Cruise Costs Excluding Fuel per APCD	$103.17	$103.71	$93.43	$109.67	$110.40	$100.48

(1)
For both the quarter and nine months ended September 30, 2019, the amounts do not include integration costs related to the Silversea Cruises acquisition of $0.9 million. In addition, for the nine months ended September 30, 2019, the amount does not include the transaction costs related to the Silversea Cruises acquisition of $1.2 million.

(2)
For the quarter and nine months ended September 30, 2018, the amounts do not include the transaction costs related to the Silversea Cruises acquisition of $25.9 million and $30.6 million, respectively. For the nine months ended September 30, 2018, the amount does not include the impairment and other costs related to the exit of our tour operations business of $11.3 million and the impact of the change in accounting principle related to the recognition of stock-based compensation expense, which resulted in an increase to Net Income attributable to Royal Caribbean Cruises Ltd. of $9.2 million.

(3)	For the quarter and nine months ended September 30, 2019, the amounts do not include fuel expense, net of insurance recoveries, related to the Oasis of the Seas incident.
2019 Outlook
The Company does not make predictions about fuel pricing, interest rates or currency exchange rates but does provide guidance about its future business activities. On October 30, 2019, we announce the following full year and fourth quarter 2019 guidance based on the then current fuel pricing, interest rates and currency exchange rates:
Full Year 2019

	As Reported	Constant Currency
Net Yields	Approx. 6.75%	Approx. 8.0%
Net Cruise Costs per APCD	Approx. 7.5%	Approx. 8.0%
Net Cruise Costs per APCD, Excluding Fuel	Approx. 10.5%	Approx. 11.0%
Capacity Change	7.9%
Depreciation and Amortization	$1,237 to $1,241 million
Interest Expense, net	$374 to $378 million
Fuel Consumption (metric tons)	1,486,200
Fuel Expenses	$696 million
Percent Hedged (fwd consumption)	60%
Adjusted Earnings per Share-Diluted	$9.50 to $9.55
Fourth Quarter 2019

	As Reported	Constant Currency
Net Yields	Approx. 6.25%	Approx. 6.75%
Net Cruise Costs per APCD	Approx. 10.0%	Approx. 10.25%
Net Cruise Costs per APCD, Excluding Fuel	Approx. 14.25%	Approx. 14.5%
Capacity Change	2.3%
Depreciation and Amortization	$322 to $326 million
Interest Expense, net	$89 to $93 million
Fuel Consumption (metric tons)	371,400
Fuel Expenses	$176 million
Percent Hedged (fwd consumption)	60%
Adjusted Earnings per Share-Diluted	Approx. $1.40

Sensitivity (1)

Fourth Quarter 2019
1% Change in Currency	$5 million
1% Change in Net Yields	$19 million
1% Change in NCC x Fuel	$10 million
100 basis pt. Change in LIBOR	$5 million
10% Change in Fuel Prices	$9 million

(1)	Due to the three-month reporting lag, Silversea Cruises does not impact the sensitivity analysis above for the fourth quarter 2019.
Volatility in foreign currency exchange rates affects the United States dollar value of our earnings. Based on our highest net exposure for each quarter and the full year 2019, the top five foreign currencies are ranked below. For example, the Australian Dollar is expected to be the most impactful currency in the fourth quarter of 2019. Rankings for the first, second and third quarters of 2019 are based on actual results. Rankings for the fourth quarter and full year are based on estimated net exposures.

Ranking	Q1	Q2	Q3	Q4	FY 2019
1	AUD	GBP	GBP	AUD	GBP
2	CAD	CAD	CNH	GBP	AUD
3	GBP	AUD	EUR	CAD	CAD
4	CNH	CNH	CAD	EUR	CNH
5	EUR	MXN	AUD	CNH	EUR
The currency abbreviations above are defined as follows:

Currency Abbreviation	Currency
AUD	Australian Dollar
CAD	Canadian Dollar
CNH	Chinese Yuan
EUR	Euro
GBP	British Pound
MXN	Mexican Peso

Quarter Ended September 30, 2019 Compared to Quarter Ended September 30, 2018
In this section, references to 2019 refer to the quarter ended September 30, 2019 and references to 2018 refer to the quarter ended September 30, 2018.
Revenues
Total revenues for 2019 increased $390.7 million, or 14.0%, to $3.2 billion from $2.8 billion in 2018.
Passenger ticket revenues comprised 73.6% of our 2019 total revenues. Passenger ticket revenues for 2019 increased by $301.9 million, or 14.8%, from 2018. The increase was primarily due to:

•
an 8.2% increase in capacity, which increased Passenger ticket revenues by $166.7 million, primarily due to the additions of Spectrum of the Seas in the second quarter of 2019, Celebrity Edge in the fourth quarter of 2018 and the addition of Silversea Cruises to our fleet in the second half of 2018, net of the negative impact of canceled and modified sailings resulting from hurricane-related disruptions during the third quarter of 2019; and

•
an increase of $167.8 million in ticket prices primarily driven by the improvement in our ticket price on a per passenger basis due to the addition of Silversea Cruises to our fleet in the second half of 2018, the additions of Spectrum of the Seas and Celebrity Edge and higher pricing on our Caribbean sailings, net of the negative impact to our ticket price on a per passenger basis resulting from itinerary changes related to the travel restrictions to Cuba.

The increase in Passenger ticket revenues was partially offset by an unfavorable effect of changes in foreign currency exchange rates related to our revenue transactions denominated in currencies other than the United States dollar of $32.6 million.
The remaining 26.4% of 2019 total revenues was comprised of Onboard and other revenues, which increased $88.8 million, or 11.8%, to $842.1 million in 2019 from $753.3 million in 2018. The increase in Onboard and other revenues was primarily due to:

•
a $60.5 million increase attributable to the 8.2% increase in capacity noted above, net of the negative impact of canceled and modified sailings resulting from hurricane-related disruptions during the third quarter of 2019;

•
a $16.9 million increase in onboard revenue attributable to higher spending on a per passenger basis primarily due to our revenue enhancing initiatives, including shore excursions, Perfect Day at CocoCay, specialty restaurants, internet services, beverage package sales and promotions and new programs and activities offered to our guests; and

•
a $15.1 million increase in other revenue primarily due to revenue associated with our new cruise terminal at PortMiami and cancellation fees associated with non-refundable deposits and higher pricing.

The increase in Onboard and other revenues was partially offset by an unfavorable effect of changes in foreign currency exchange rates related to our revenue transactions denominated in currencies other than the United States dollar of $4.5 million.
Onboard and other revenues included concession revenues of $91.5 million in 2019 and $86.7 million in 2018.
Cruise Operating Expenses
Total Cruise operating expenses for 2019 increased $211.7 million, or 15.0%, to $1.6 billion from $1.4 billion in 2018. The increase was primarily due to:

•	the 8.2% increase in capacity noted above, which increased cruise operating expenses by $114.8 million; and

•
a $126.8 million increase in total cruise operating expenses, excluding the impact of the increase in capacity and the decrease in fuel expense, was primarily due to the addition of Silversea Cruises to our fleet in the second half of 2018, expenses associated with operating PerfectDay at CocoCay and our new cruise terminal at PortMiami.

The increase in Cruise operating expenses was partially offset by:

•
a $19.5 million decrease in fuel expenses, excluding the impact of the increase in capacity. Our cost of fuel (net of the financial impact of fuel swap agreements) for 2019 decreased 12.3% per metric ton compared to 2018; and

•	a favorable effect of changes in foreign currency exchange rates related to our cruise operating expenses denominated in currencies other than the United States dollar of $11.6 million.

Marketing, Selling and Administrative Expenses
Marketing, selling and administrative expenses for 2019 increased $27.6 million, or 8.5%, to $352.7 million from $325.2 million in 2018. The increase was primarily due to the addition of Silversea Cruises in the second half of 2018, higher spending on advertisement and media promotions and an increase in payroll and benefits expense primarily driven by an increase in headcount. Additionally, 2019 includes expenses associated with Hurricane Dorian relief efforts, which did not occur in 2018.
The increase was partially offset by a decrease in compensation expense related to our performance share awards due to a lower stock price year over year. Additionally, marketing, selling and administrative expenses for 2018 include transaction costs incurred by us related to the Silversea Cruises acquisition, which did not recur in 2019.
Depreciation and Amortization Expenses
Depreciation and amortization expenses for 2019 increased $60.4 million, or 23.2%, to $320.3 million from $259.9 million in 2018. The increase was primarily due to the additions of Spectrum of the Seas in the second quarter of 2019 and Celebrity Edge in the fourth quarter of 2018 and the addition of Silversea Cruises to our fleet in the second half of 2018. Additionally, to a lesser extent, the increase is also attributable to new shipboard additions associated with our ship upgrade projects and additions related to our shoreside projects.
Other Income (Expense)
Interest expense, net of interest capitalized for 2019 increased $15.5 million, or 17.9%, to $102.0 million from $86.5 million in 2018. The increase was primarily due to a higher average debt level compared to 2018, mostly attributable to the financing of our newbuilds and our acquisition of Silversea Cruises in the second half of 2018 and to a lesser extent, higher interest rates in 2019 compared to 2018.
Equity investment income increased $8.5 million, or 8.9%, to $103.7 million in 2019 from $95.2 million in 2018 mainly due to an increase in income from TUI Cruises.
Gross and Net Yields
Gross and Net Yields increased 5.4% and 5.2%, respectively, in 2019 compared to 2018 primarily due to the increases in passenger ticket and onboard and other revenues discussed above. Gross and Net Yields on a Constant Currency basis increased 6.6% and 6.4%, respectively, in 2019 compared to 2018.
Gross and Net Cruise Costs
Gross and Net Cruise Costs increased 15.4% and 15.9%, respectively, in 2019 compared to 2018 primarily due to the increase in cruise operating expenses and capacity discussed above. Gross and Net Cruise Costs per APCD increased 6.7% and 7.1%, respectively, in 2019 compared to 2018 and Gross and Net Cruise Costs per APCD on a Constant Currency basis increased 7.5% and 7.6%, respectively, in 2019 compared to 2018.
Net Cruise Costs Excluding Fuel
Net Cruise Costs Excluding Fuel per APCD increased 10.4% in 2019 compared to 2018 and on a Constant Currency basis increased 11.0% in 2019 compared to 2018.
Other Comprehensive (Loss) Income
Other comprehensive loss in 2019 was $293.2 million compared to Other comprehensive income of $34.6 million in 2018. The change of $327.8 million was primarily due to the Loss on cash flow derivative hedges in 2019 of $265.2 million compared to the Gain on cash flow derivative hedges of $36.9 million in 2018. The change of $302.2 million in 2019 was primarily due to a decrease in fuel swap instrument values in 2019 compared to an increase in 2018 and a greater decrease in foreign currency forward contract values in 2019 compared to the decrease in 2018.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
In this section, references to 2019 refer to the nine months ended September 30, 2019 and references to 2018 refer to the nine months ended September 30, 2018.
Revenues
Total revenues for 2019 increased $1.3 billion, or 17.8%, to $8.4 billion from $7.2 billion in 2018.

Passenger ticket revenues comprised 72.0% of our 2019 total revenues. Passenger ticket revenues for 2019 increased by $931.5 million, or 18.1%, from 2018. The increase was primarily due to:

•
a 9.9% increase in capacity, which increased passenger ticket revenues by $507.8 million, primarily due to the additions of Spectrum of the Seas in the second quarter of 2019, Symphony of the Seas in the second quarter of 2018, Azamara Pursuit in the third quarter of 2018 and Celebrity Edge in the fourth quarter of 2018 and the addition of Silversea Cruises to our fleet in the second half of 2018, net of the negative impact of canceled and modified sailings resulting from hurricane-related disruptions during the third quarter of 2019; and

•
an increase of $524.5 million in ticket prices primarily driven by the improvement in our ticket price on a per passenger basis due to the addition of Silversea Cruises to our fleet in the second half of 2018, the additions of Spectrum of the Seas, Symphony of the Seas, Azamara Pursuit and Celebrity Edge, and higher pricing on our Caribbean and Asia/Pacific sailings, net of the negative impact to our ticket price on a per passenger basis resulting from itinerary changes related to the travel restrictions to Cuba.

The increase in Passenger ticket revenues was partially offset by an unfavorable effect of changes in foreign currency exchange rates related to our revenue transactions denominated in currencies other than the United States dollar of $100.9 million.
The remaining 28.0% of 2019 total revenues was comprised of Onboard and other revenues, which increased $340.2 million, or 16.8%, to $2.4 billion in 2019 from $2.0 billion in 2018. The increase in Onboard and other revenues was primarily due to:

•
a $195.5 million increase attributable to the 9.9% increase in capacity noted above, net of the negative impact of canceled and modified sailings resulting from hurricane-related disruptions during the third quarter of 2019;

•
a $101.9 million increase in onboard revenue attributable to higher spending on a per passenger basis primarily due to our revenue enhancing initiatives, including shore excursions, Perfect Day at CocoCay, specialty restaurants, internet services, beverage package sales and promotions, gaming initiatives and new programs and activities offered to our guests; and

•
a $56.2 million increase in other revenues primarily due to revenue associated with our new cruise terminal at PortMiami and cancellation fees associated with non-refundable deposits and higher pricing.

The increase in Onboard and other revenues was partially offset by an unfavorable effect of changes in foreign currency exchange rates related to our revenue transactions denominated in currencies other than the United States dollar of $14.2 million.
Onboard and other revenues included concession revenue of $276.0 million in 2019 and $249.3 million in 2018.
Cruise Operating Expenses
Total cruise operating expenses for 2019 increased $679.5 million, or 17.4%, to $4.6 billion from $3.9 billion in 2018. The increase was primarily due to:

•	the 9.9% increase in capacity noted above, which increased cruise operating expenses by $382.8 million; and

•
a $373.9 million increase in total cruise operating expenses, excluding the impact of the increase in capacity and the decrease in fuel expense, was primarily due to the addition of Silversea Cruises to our fleet in the second half of 2018 as well as incidental costs related to the collapse of the drydock structure at the Grand Bahama Shipyard involving Oasis of the Seas, expenses associated with operating PerfectDay at CocoCay and our new cruise terminal at PortMiami.

The increase in Cruise operating expenses was partially offset by:

•
a $45.8 million decrease in fuel expenses, excluding the impact of the increase in capacity. Our cost of fuel (net of the financial impact of fuel swap agreements) for 2019 decreased 9.8% per metric ton compared to 2018; and

•	a favorable effect of changes in foreign currency exchange rates related to our expense transactions denominated in currencies other than the United States dollar of $32.6 million.
Marketing, Selling and Administrative Expenses
Marketing, selling and administrative expenses increased $169.1 million, or 17.3%, to $1.1 billion from $975.5 million in 2018. The increase was primarily due to the addition of Silversea Cruises in the second half of 2018, higher spending on advertisement and media promotions, an increase in payroll and benefits expense primarily driven by an increase in headcount and higher stock price year over year related to our performance share awards. Additionally, 2019 includes expenses associated with Hurricane Dorian relief efforts, which did not occur in 2018.

Marketing, selling and administrative expenses for 2018 include transaction costs incurred by us related to the Silversea Cruises acquisition, which were not significant in 2019, and the impairment and other costs related to the exit of our tour operations business, which did not recur in 2019.
Depreciation and Amortization Expenses
Depreciation and amortization expenses for 2019 increased $170.7 million, or 22.6%, to $924.2 million from $753.5 million in 2018. The increase was primarily due to the additions of Spectrum of the Seas in the second quarter of 2019, Symphony of the Seas in the second quarter of 2018, Azamara Pursuit in the third quarter of 2018 and Celebrity Edge in the fourth quarter of 2018 and the addition of Silversea Cruises to our fleet in the second half of 2018. Additionally, to a lesser extent, the increase is also attributable to new shipboard additions associated with our ship upgrade projects and additions related to our shoreside projects.
Other Income (Expense)
Interest expense, net of interest capitalized, for 2019 increased $77.5 million, or 32.8%, to $313.8 million from $236.3 million in 2018. The increase was primarily due to a higher average debt level compared to 2018, mostly attributable to the financing of our newbuilds and our acquisition of Silversea Cruises in the second half of 2018, and to a lesser extent, higher interest rates in 2019 compared to 2018.
Equity investment income remained consistent compared to 2018. In 2019, our equity investment income includes our equity share of the write-off and other expenses resulting from the Grand Bahama drydock structure incident involving Oasis of the Seas.
Other expense was $34.5 million in 2019 compared to Other income of $5.9 million in 2018. Other expense in 2019 includes $6.3 million of debt extinguishment associated with the remaining balance of the unsecured term loan related to the purchase of Allure of the Seas and the repayment of the $700 million loan associated with the Silversea Cruises acquisition. Refer to Note 8. Debt to our consolidated financial statements under Item 1. Financial Statements for further information. Other income in 2018 included a gain of $21.8 million related to the recognition of the remaining balance of a deferred gain from the sale of Celebrity Galaxy to TUI Cruises and a gain of $13.7 million related to the sale of our remaining equity interest in a travel agency business, neither of which recurred in 2019. These gains in Other income in 2018 were partially offset by an impairment charge of $23.3 million to write down our investment balance, debt facility and other receivables due from Skysea Holding to their net realizable value in 2018. For further information on the deferred gain recognized and impairment charge, refer to Note 7. Other Assets to our consolidated financial statements under Item 1. Financial Statements.
Gross and Net Yields
Gross and Net Yields increased 7.2% and 6.6%, respectively, in 2019 compared to 2018 primarily due to the increase in passenger ticket and onboard and other revenues, which are further discussed above. Gross and Net Yields on a Constant Currency basis increased 8.6% and 8.2%, respectively, in 2019 compared to 2018.
Gross and Net Cruise Costs
Gross and Net Cruise Costs increased 18.1% and 17.0%, respectively, in 2019 compared to 2018 and Gross and Net Cruise Costs per APCD increased 7.5% and 6.5%, respectively, in 2019 compared to 2018, primarily due to the increase in cruise operating expenses discussed above. Gross and Net Cruise Costs per APCD on a Constant Currency basis increased 8.3% and 7.1%, respectively, in 2019 compared to 2018.
Net Cruise Costs Excluding Fuel
Net Cruise Costs Excluding Fuel per APCD increased 9.1% in 2019 compared to 2018 and on a Constant Currency basis increased 9.9% in 2019 compared to 2018.
Other Comprehensive (Loss) Income
Other comprehensive loss in 2019 was $318.6 million compared to Other comprehensive income of $103.7 million in 2018. The change of $422.3 million was primarily due to a Loss on cash flow derivative hedges in 2019 of $288.1 million, compared to a Gain on cash flow derivative hedges of $110.6 million in 2018. The change of $398.7 million in 2019 was primarily due to a smaller increase in fuel swap instrument values in 2019 compared to the increase in 2018, a decrease in interest rate contract values in 2019 compared to an increase in 2018 and a greater decrease in foreign currency forward contract values in 2019 compared to the decrease in 2018.

Future Application of Accounting Standards
We have reviewed all recently issued, but not yet effective, accounting pronouncements and we do not expect the future adoption of any such pronouncements to have a material impact on our consolidated financial statements.
Liquidity and Capital Resources
Sources and Uses of Cash
Cash flow generated from operations provides us with a significant source of liquidity. Net cash provided by operating activities increased $360.1 million to $3.1 billion for the first nine months in 2019 compared to $2.7 billion for the same period in 2018. The increase in cash provided by operating activities was primarily attributable to an increase in proceeds from customer deposits and an increase in cash receipts from onboard spending.
Net cash used in investing activities decreased $956.3 million to $2.4 billion for the first nine months in 2019 compared to $3.4 billion for the same period in 2018. The decrease was primarily attributable to the $916.1 million of cash paid for the acquisition of Silversea Cruises, net of cash acquired, in 2018 which did not recur in 2019.
Net cash used in financing activities was $714.9 million for the first nine months in 2019 compared to Net cash provided by financing activities of $765.8 million for the same period in 2018. The change was primarily attributable to a decrease in debt proceeds of $3.5 billion due to a decrease in borrowings on our revolving credit facilities and a net decrease in proceeds from the issuance of commercial paper notes of $871.9 million for the first nine months in 2019 compared to the same period in 2018. These decreases in cash were partially offset by a decrease in repayments of debt of $2.4 billion. Additionally, during the first nine months of 2019, there were no stock repurchases compared to $575.0 million of stock repurchases during the same period in 2018.

Future Capital Commitments
Capital Expenditures
As of September 30, 2019, our Global Brands and our Partner Brands have 15 ships on order. The expected dates that these ships will enter service and their approximate berths are as follows:

Ship	Shipyard	Expected to Enter Service	Approximate Berths
Royal Caribbean International —
Oasis-class:
Wonder of the Seas	Chantiers de l’Atlantique	2nd Quarter 2021	5,700
Quantum-class:
Odyssey of the Seas	Meyer Werft	4th Quarter 2020	4,200
Icon-class:
Unnamed	Meyer Turku Oy	2nd Quarter 2022	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2024	5,600
Celebrity Cruises —
Edge-class:
Celebrity Apex	Chantiers de l’Atlantique	2nd Quarter 2020	2,900
Celebrity Beyond	Chantiers de l’Atlantique	4th Quarter 2021	3,250
Unnamed	Chantiers de l’Atlantique	4th Quarter 2022	3,250
Silversea Cruises — (1)
Silver Origin	De Hoop	4th Quarter 2020	100
Muse-class:
Silver Moon	Fincantieri	4th Quarter 2020	550
Silver Dawn	Fincantieri	1st Quarter 2022	550
Evolution-class:
Unnamed	Meyer Werft	3rd Quarter 2022	600
Unnamed	Meyer Werft	2nd Quarter 2023	600
TUI Cruises (50% joint venture) —
Mein Schiff 7	Meyer Turku Oy	2nd Quarter 2023	2,850
Unnamed	Fincantieri	3rd Quarter 2024	4,100
Unnamed	Fincantieri	1st Quarter 2026	4,100
Total Berths			43,950

(1)
The "Expected to Enter Service" dates for Silversea Cruises' new ships takes into consideration the three-month reporting lag. Refer to Note 1. General under Item 1. Financial Statements for further information.

In September 2019, Silversea Cruises entered into two credit agreements, guaranteed by us, for the unsecured financing of the first and second Evolution-class ships, a new generation of ships for Silversea Cruises, for up to 80% of each ship's contract price. Refer to Note 11. Commitments and Contingencies to our consolidated financial statements under Item 1. Financial Statements for further information.
Our future capital commitments consist primarily of new ship orders. As of September 30, 2019, the aggregate cost of our ships on order presented in the table above, excluding any ships on order by our Partner Brands, was $11.1 billion, of which we had deposited $705.5 million. Approximately 57.9% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at September 30, 2019. Refer to Note 14. Fair Value Measurements and Derivative Instruments to our consolidated financial statements under Item 1. Financial Statements for further information.

In addition, as of September 30, 2019, we have the following agreements in place for new ships on order, which are contingent upon completion of conditions precedent and financing:

Ship	Shipyard	Expected to Enter Service	Approximate Berths
Royal Caribbean International —
Oasis-class:
Unnamed	Chantiers de l’Atlantique	4th Quarter 2023	5,700
Icon-class:
Unnamed	Meyer Turku Oy	2nd Quarter 2025	5,600
Celebrity Cruises —
Edge-class:
Unnamed	Chantiers de l’Atlantique	4th Quarter 2024	3,250
As of September 30, 2019, we anticipate overall full year capital expenditures, based on our existing ships on order, will be approximately $3.0 billion for 2019, $4.5 billion for 2020, $3.5 billion for 2021, $3.6 billion for 2022 and $2.9 billion for 2023. These amounts do not include any ships on order by our Partner Brands.
Contractual Obligations
As of September 30, 2019, our contractual obligations were as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Operating Activities:
Operating lease obligations (1)	$961,013	$123,155	$218,202	$185,662	$433,994
Interest on debt (2)	2,006,801	355,891	609,923	399,918	641,069
Other (3)	489,050	207,374	215,081	31,170	35,425
Investing Activities:	0
Ship purchase obligations (4)	8,486,877	1,056,290	5,110,395	2,320,192	—
Financing Activities:	0
Commercial paper (5)	922,201	922,201	—	—	—
Debt obligations (6)	9,523,994	908,456	2,840,140	1,993,285	3,782,113
Finance lease obligations (7)	238,278	34,604	62,804	9,908	130,962
Other (8)	16,334	5,030	7,943	3,361	—
Total	$22,644,548	$3,613,001	$9,064,488	$4,943,496	$5,023,563

(1)
We are obligated under noncancelable operating leases primarily for preferred berthing arrangements, real estate and shipboard equipment. Amounts represent contractual obligations with initial terms in excess of one year.

(2)
Long-term debt obligations mature at various dates through fiscal year 2036 and bear interest at fixed and variable rates. Interest on variable-rate debt is calculated based on forecasted debt balances, including the impact of interest rate swap agreements using the applicable rate at September 30, 2019. Debt denominated in other currencies is calculated based on the applicable exchange rate at September 30, 2019. Amounts include imputed interest for our finance lease obligations, refer to Note 9. Leases to our consolidated financial statements under Item 1. Financial Statements for further information.

(3)	Amounts primarily represent future commitments with remaining terms in excess of one year to pay for marine consumables, services and maintenance contracts, and our usage of certain port facilities.

(4)
Amounts do not include potential obligations which remain subject to cancellation at our sole discretion or any agreements entered for ships on order that remain contingent upon completion of conditions precedent. Additionally, amounts do not include activity related to Silversea Cruises, including ships placed on order, if any, during the three-month reporting lag period. Refer to the Capital Expenditures section.

(5)	Refer to Note 8. Debt to our consolidated financial statements under Item 1. Financial Statements for further information.

(6)
Amounts represent debt obligations with initial terms in excess of one year. Debt denominated in other currencies is calculated based on the applicable exchange rate at September 30, 2019. In addition, debt obligations presented above are net of debt issuance costs of $172.2 million as of September 30, 2019.

(7)	Amounts represent finance lease obligations with initial terms in excess of one year, net of imputed interest.

(8)	Amounts represent fees payable to sovereign guarantors in connection with certain of our export credit debt facilities and facility fees on our revolving credit facilities.
In addition, we have leasehold improvement commitments under the lease of our corporate facilities of approximately $300 million to be incurred within the next three years of which we have incurred $8.8 million as of September 30, 2019.
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
Off-Balance Sheet Arrangements
We and TUI AG have each guaranteed the repayment by TUI Cruises of 50% of a bank loan. As of September 30, 2019, the outstanding principal amount of the loan was €29.1 million, or approximately $31.7 million based on the exchange rate at September 30, 2019. The loan amortizes quarterly and is currently secured by a first mortgage on Mein Schiff Herz. Based on current facts and circumstances, we do not believe potential obligations under our guarantee of this bank loan are probable.
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
As of September 30, 2019, other than the items described above, we are not party to any other off-balance sheet arrangements, including guarantee contracts, retained or contingent interest, certain derivative instruments and variable interest entities, that either have, or are reasonably likely to have, a current or future material effect on our financial position.
Funding Needs and Sources
We have significant contractual obligations of which our debt service obligations and the capital expenditures associated with our ship purchases represent our largest funding needs. As of September 30, 2019, we had $3.6 billion in contractual obligations due through September 30, 2020 of which approximately $1.8 billion relates to debt maturities including our commercial paper notes, $355.9 million relates to interest on debt and $1.1 billion relates to progress payments on our ship orders and the final installments payable due upon the deliveries of Celebrity Apex and Silver Origin, which are scheduled for delivery in the first and second quarter of 2020, respectively. We have historically relied on a combination of cash flows provided by operations, drawdowns under our available credit facilities and our commercial paper program, the incurrence of additional debt and/or the refinancing of our existing debt and the issuance of additional shares of equity securities to fund these obligations.
As of September 30, 2019, we had a working capital deficit of $5.9 billion, which included $943.1 million of current portion of debt, including finance leases, and $922.2 million of commercial paper. As of December 31, 2018, we had a working capital deficit of $5.9 billion, which included $1.6 billion of current portion of debt, including finance leases and $775.5 million of commercial paper. Similar to others in our industry, we operate with a substantial working capital deficit. This deficit is mainly attributable to the fact that, under our business model, a vast majority of our passenger ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts remain a current liability until the sailing date. The cash generated from these advance receipts is used interchangeably with cash on hand from other sources, such as our revolving credit facilities, commercial paper and other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future sailing or otherwise, pay down our revolving credit facilities, commercial paper, invest in long term investments or any other use of cash. In addition, we have a relatively low-level of accounts receivable and rapid turnover results in a limited investment in inventories. We generate substantial cash flows from operations and our business model, along with our unsecured revolving credit facilities, has historically allowed us to maintain this working capital deficit and still meet our operating, investing and financing needs. We expect that we will continue to have working capital deficits in the future.
As of September 30, 2019, we had liquidity of $2.2 billion, consisting of $276.7 million in cash and cash equivalents and $1.9 billion available under our unsecured credit facilities, net of our outstanding commercial paper notes.
We anticipate that our cash flows from operations and our current financing arrangements, as described above, will be adequate to meet our capital expenditures and debt repayments over the next twelve-month period.
As of September 30, 2019, we have approximately $700.0 million that remains available for future common stock repurchase transactions under a 24-month common stock repurchase program for up to $1.0 billion authorized by our board of directors in May 2018. Repurchases under the program may be made at management's discretion from time to time on the open market or through privately negotiated transactions and are expected to be funded from available cash or borrowings. Refer to Note 12. Shareholders' Equity to our consolidated financial statements under Item 1. Financial Statements for further information.
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
Debt Covenants
Certain of our financing agreements contain covenants that require us, among other things, to maintain minimum net worth of at least $9.7 billion, a fixed charge coverage ratio of at least 1.25x and limit our net debt-to-capital ratio to no more than 62.5%.  The fixed charge coverage ratio is calculated by dividing net cash from operations for the past four quarters by the sum of dividend payments plus scheduled principal debt payments in excess of any new financings for the past four quarters. Our minimum net worth and maximum net debt-to-capital calculations exclude the impact of Accumulated other comprehensive loss on Total shareholders’ equity. We were well in excess of all debt covenant requirements as of September 30, 2019. The specific covenants and related definitions can be found in the applicable debt agreements, the majority of which have been previously filed with the Securities and Exchange Commission.
Dividends
In September 2019, we declared a cash dividend on our common stock of $0.78 per share, which was paid in October 2019. During both the first and second quarters of 2019, we declared a cash dividend on our common stock of $0.70 per share, which was paid in April 2019 and July 2019, respectively. During the first quarter of 2019, we also paid a cash dividend on our common stock of $0.70 per share, which was declared during the fourth quarter of 2018.
During the third quarter of 2018, we declared a cash dividend on our common stock of $0.70 per share, which was paid in October 2018. During both the first and second quarters of 2018, we declared a cash dividend on our common stock of $0.60 per share, which was paid in April 2018 and July 2018, respectively. During the first quarter of 2018, we also paid a cash dividend on our common stock of $0.60 per share, which was declared during the fourth quarter of 2017.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In July 2018, we acquired Silversea Cruise Holding Ltd. ("Silversea Cruises") and we are in the process of implementing the controls and procedures at Silversea Cruises and integrating the acquired business into our internal control over financial reporting.
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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
On August 27, 2019, two lawsuits were filed against Royal Caribbean Cruises Ltd. in the U.S. District Court for the Southern District of Florida under Title III of the Cuban Liberty and Democratic Solidarity Act, also known as the Helms-Burton Act. The complaint filed by Havana Docks Corporation alleges it holds an interest in the Havana Cruise Port Terminal and the complaint filed by Javier Garcia-Bengochea alleges that he holds an interest in the Port of Santiago, Cuba, both of which were expropriated by the Cuban Government. The complaints further allege that Royal Caribbean Cruises Ltd. trafficked in those properties by embarking and disembarking passengers at these facilities. The plaintiffs seek all available statutory remedies, including the value of the expropriated property, plus interest, treble damages, attorneys’ fees and costs. Royal Caribbean Cruises Ltd. filed its answer to each complaint on October 4, 2019. We believe we have meritorious defenses to the claims, and we intend to vigorously defend ourselves against them. We believe that it is unlikely that the outcome of these matters will have a material adverse impact to our financial condition, results of operations or cash flows. However, the outcome of litigation is inherently unpredictable and subject to significant uncertainties, and there can be no assurances that the final outcome of this case will not be material.
We are routinely involved in claims typical within the cruise vacation industry. The majority of these claims are covered by insurance. Although the outcome of any litigation is inherently unpredictable and subject to significant uncertainties, we believe it is unlikely that the outcome of such claims, net of expected insurance recoveries, will have a material adverse impact on our financial condition, results of operations and cash flows.
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
The demand for cruises is affected by international, national and local economic conditions. Weak or uncertain economic conditions impact consumer confidence and pose a risk as vacationers may postpone or reduce discretionary spending. This, in turn, may result in cruise booking slowdowns, decreased cruise prices and lower onboard revenues. Given the global nature of our business, we are exposed to many different economies and our business could be hurt by challenging conditions in any of our markets. Any significant deterioration of international, national or local economic conditions, including those resulting from geopolitical events and/or international disputes, could result in a prolonged period of booking slowdowns, depressed cruise prices and/or reduced onboard revenues.
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
We have operations in and source passengers from the United Kingdom and other member countries of the European Union. In March 2017, the United Kingdom notified the European Council of its intent to withdraw from the European Union. Since the initial referendum in June 2016, the expected withdrawal has resulted in increased volatility in the global financial markets and, in particular, in global currency exchange rates. The expected withdrawal could potentially adversely affect tax, legal and regulatory regimes to which our business in the region is subject. The expected withdrawal could also, among other potential outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the European Union. Further, as the expected withdrawal approaches, continued uncertainty around these issues could lead to adverse effects on the economy of the United Kingdom, including the value of the British Pound, and the other economies in which we operate, making it more difficult to source passengers from these regions. These risks may be exacerbated if a structured withdrawal agreement is not ratified before the deadline (currently, January 31, 2020), and/or if voters of other countries within the European Union similarly elect to exit the European Union in future referendums.
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
Changes in U.S. foreign policy could result in the imposition of travel restrictions or travel bans on U.S. persons to certain countries or result in the imposition of U.S. rules, regulations or legislation that could expose us to penalties or claims of monetary damages. The timing and scope of these changes are unpredictable, and they could cause us to cancel scheduled sailings, possibly on short notice, or could result in possible litigation against us. This, in turn, could decrease our revenue, increase our operating costs and otherwise impair our profitability. For instance, in June 2019, the U.S. government announced that cruise ships would no longer be allowed to travel between the U.S. and Cuba. This required us to change our high yielding Cuba sailings on short notice which impacted our earnings. Moreover, in May 2019, the U.S. government activated Title III of the Cuban Liberty and Solidarity (Libertad) Act of 1996, popularly known as the Helms-Burton Act. This allowed certain individuals whose property was confiscated by the Cuban government to sue in U.S. courts anyone who "traffics" in the property in question. The activation of Title III has resulted in litigation against us and others in the tourism industry.
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
In addition, to the extent that we or our competitors deploy ships to a particular itinerary/region and the resulting capacity in that region exceeds the demand, we may lower pricing and profitability may be lower than anticipated. This risk exists in emerging cruise markets, where capacity has grown rapidly over the past few years and in mature markets where excess capacity is typically redeployed. Any of the foregoing could have an adverse impact on our results of operations, cash flows and financial condition, including potentially impairing the value of our ships and other assets.
Unavailability of ports of call may adversely affect our results of operations.
We believe that port destinations are a major reason why guests choose to go on a particular cruise or on a cruise vacation. The availability of ports and destinations is affected by a number of factors, including industry demand and competition for key ports and destinations, existing capacity constraints, constraints related to the size of certain ships, security, financial limitations on port development, exclusivity arrangements that ports may have with our competitors, geopolitical developments and local governmental regulations. In addition, fuel costs may adversely impact the destinations on certain of our itineraries.
Increased demand and competition for key ports of call or destinations, limitations on the availability or feasibility of use of specific ports of call and/or constraints on the availability of shore excursions and other service providers at such ports or destinations could adversely affect our results of operations.
Growing anti-tourism sentiments and environmental concerns related to cruising could adversely impact our operations.
Certain ports and destinations are facing a surge of both cruise and non-cruise tourism which, in certain cases, has fueled anti-tourism sentiments and related countermeasures to limit the volume of tourists allowed in these destinations. In certain destinations, countermeasures to limit the volume of tourists are being contemplated and/or put into effect, including proposed limits on cruise ships and cruise passengers. For example, effective 2020, the local government of Dubrovnik, Croatia will cap the number of cruise ships that can dock each day to two and the number of corresponding passengers. Similar existing and potential restrictions in ports and destinations such as Venice and Barcelona could limit the itinerary and destination options we can offer our passengers going forward. Some environmental groups have also generated negative publicity about the environmental impact of the cruise vacation industry and are advocating for more stringent regulation of ship emissions at berth and at sea. These anti-tourism sentiments and growing environmental scrutiny of the cruise industry and any related countermeasures could adversely impact our operations and financial results and subject us to increasing compliance costs.
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
We face significant competition from other cruise lines on the basis of cruise pricing, travel agent preference and also in terms of the nature of ships, services and destinations we offer to guests. Our principal competitors within the cruise vacation industry include Carnival Corporation & plc, which owns, among others, Aida Cruises, Carnival Cruise Line, Costa Cruises, Cunard Line, Holland America Line, P&O Cruises, Princess Cruises and Seabourn; Disney Cruise Line; MSC Cruises; and Norwegian Cruise Line Holdings Ltd, which owns Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises. Our revenues are sensitive to the actions of other cruise lines in many areas, including pricing, scheduling, capacity and promotions, which can have a substantial adverse impact not only on our revenues, but on overall industry revenues.
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
Our goals call for us to provide high quality products and deliver high quality services. There can be no assurance that we can successfully balance these goals with our cost management and capital allocation strategies. Our business also requires us to make capital allocation decisions across a broad scope of investment options with varying return profiles and time horizons for value realization. These include significant capital investment decisions such as ordering new ships, upgrading our existing fleet, enhancing our technology and/or data capabilities, and expanding our portfolio of land-based assets, based on expected market preferences, competition and projected demand. There can be no assurance that our strategies will be successful, which could adversely impact our business, financial condition and results of operations. Investments in older tonnage, in particular, run the risk of not meeting expected returns and diluting related asset values.
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
Our success depends, in large part, on the skills and contributions of key executives and other employees, and on our ability to recruit, develop and retain high quality personnel as well as having adequate succession plans. As demand for qualified personnel in the industry grows, we must continue to effectively recruit, train, motivate and retain our employees, both shoreside and on our ships, in order to effectively compete in our industry, maintain our current business and support our projected global growth.
As of September 30, 2019, 89% of our shipboard employees were covered by collective bargaining agreements. A dispute under our collective bargaining agreements could result in a work stoppage of those employees covered by the agreements. We may not be able to satisfactorily renegotiate these collective bargaining agreements when they expire. In addition, existing collective bargaining agreements may not prevent a strike or work stoppage on our ships. We may also be subject to or affected by work stoppages unrelated to our business or collective bargaining agreements. Any such work stoppages or potential work stoppages could have a material adverse effect on our financial results, as could a loss of key employees, our inability to recruit or retain qualified personnel or disruptions among our personnel.
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
A successful cyber-attack may target us directly, or it may be the result of a third party's inadequate care. In either scenario, the Company may suffer damage to its systems and data that could interrupt our operations, adversely impact our reputation and brand and expose us to increased risks of governmental investigation, litigation, fines and other liability, any of which could adversely affect our business. Furthermore, responding to such an attack and mitigating the risk of future attacks could result in additional operating and capital costs in systems technology, personnel, monitoring and other investments.
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
Our business is subject to various United States and international laws and regulations that could lead to enforcement actions, fines, civil or criminal penalties or the assertion of litigation claims and damages. In addition, improper conduct by our employees, agents or joint venture partners could damage our reputation and/or lead to litigation or legal proceedings that could result in civil or criminal penalties, including substantial monetary fines. In certain circumstances it may not be economical to defend against such matters and/or our legal strategy may not ultimately result in us prevailing in a matter. Such events could lead to an adverse impact on our financial condition or results of operations.
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
During the quarter ended September 30, 2019, there were no common stock repurchases.
As of September 30, 2019, we have approximately $700 million that remains available for future stock repurchase transactions under a 24-month common stock repurchase program for up to $1.0 billion authorized by our board of directors on May 9, 2018. Refer to Note 12. Shareholders' Equity to our consolidated financial statements under Item 1. Financial Statements for further information.

Item 6. Exhibits

10.1
Amendment and Restatement Agreement, dated as of August 15, 2019, in respect of a Facility Agreement dated, as of July 9, 2013, by and between the Company, the Lenders from time to time party thereto, Société Générale, as Facility Agent and Mandated Lead Arranger, BNP Paribas, as Documentation Bank and Mandated Lead Arranger, and HSBC France, as Mandated Lead Arranger*

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
Interactive Data File
101                         The following financial statements of Royal Caribbean Cruises Ltd. for the period ended September 30, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language) are filed herewith:

(i)	the Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the quarter and nine months ended September 30, 2019 and 2018;

(ii)	the Consolidated Balance Sheets at September 30, 2019 (Unaudited) and December 31, 2018;

(iii)	the Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2019 and 2018;

(iv)	the Consolidated Statements of Shareholders' Equity (Unaudited) for the the quarter and nine months ended September 30, 2019 and 2018; and
(v)     the Notes to the Consolidated Financial Statements, tagged in summary and detail.
104    Cover Page Interactive Data File (the cover page XBRL tags are embedded within Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL CARIBBEAN CRUISES LTD.
(Registrant)

/s/ JASON T. LIBERTY
Jason T. Liberty
Executive Vice President, Chief Financial Officer
October 30, 2019	(Principal Financial Officer and duly authorized signatory)