Form 10-K
period 2019-12-31
ROYAL CARIBBEAN CRUISES LTD
filed 2020-02-25
CIK 884887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
(305) 539-6000
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	RCL	New York Stock Exchange

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the registrant's common stock at June 30, 2019 (based upon the closing sale price of the common stock on the New York Stock Exchange on June 28, 2019) held by those persons deemed by the registrant to be non-affiliates was approximately $22.0 billion. Shares of the registrant's common stock held by each executive officer and director and by each entity or person that, to the registrant's knowledge, owned 10% or more of the registrant's outstanding common stock as of June 30, 2019 have been excluded from this number in that these persons may be deemed affiliates of the registrant. This determination of possible affiliate status is not necessarily a conclusive determination for other purposes.
There were 209,000,016 shares of common stock outstanding as of February 21, 2020.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement relating to its 2020 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

ROYAL CARIBBEAN CRUISES LTD.

PART I
As used in this Annual Report on Form 10-K, the terms “Royal Caribbean,” the “Company,” “we,” “our” and “us” refer to Royal Caribbean Cruises Ltd. and, depending on the context, Royal Caribbean Cruises Ltd.’s consolidated subsidiaries and/or affiliates. The terms “Royal Caribbean International,” “Celebrity Cruises,” “Azamara” and “Silversea Cruises” refer to our wholly- or majority-owned global cruise brands. Throughout this Annual Report on Form 10-K, we also refer to regional brands in which we hold an ownership interest, including “TUI Cruises,” and “Pullmantur.” However, because these regional brands are unconsolidated investments, our operating results and other disclosures herein do not include these brands unless otherwise specified. In accordance with cruise vacation industry practice, the term “berths” is determined based on double occupancy per cabin even though many cabins can accommodate three or more passengers.
This Annual Report on Form 10-K also includes trademarks, trade names and service marks of other companies. Use or display by us of other parties’ trademarks, trade names or service marks is not intended to and does not imply a relationship with, or endorsement or sponsorship of us by, these other parties other than as described herein.

Item 1. Business.
General
We are the world's second largest cruise company. We control and operate four global cruise brands: Royal Caribbean International, Celebrity Cruises, Azamara and Silversea Cruises (collectively, our "Global Brands"). We also own a 50% joint venture interest in the German brand TUI Cruises and a 49% interest in the Spanish brand Pullmantur (collectively, our "Partner Brands"). Together, our Global Brands and our Partner Brands operate a combined total of 61 ships in the cruise vacation industry with an aggregate capacity of approximately 141,570 berths as of December 31, 2019.
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
Our Global Brands
Our Global Brands include Royal Caribbean International, Celebrity Cruises, Azamara, and Silversea Cruises.
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
Royal Caribbean International
Royal Caribbean International is positioned to compete in both the contemporary and premium segments of the cruise vacation industry. The brand appeals to families with children of all ages, as well as both older and younger couples, providing cruises that generally feature a casual ambiance, as well as a variety of activities and entertainment venues. We believe that the quality of the Royal Caribbean International brand allows it to achieve market coverage that is among the broadest of any of the major cruise brands in the cruise vacation industry. Royal Caribbean International’s strategy is to attract an array of vacationing guests by providing a wide variety of itineraries to destinations worldwide, including Alaska, Asia, Australia, Bahamas, Bermuda, Canada, the Caribbean, Europe, the Panama Canal and New Zealand, with cruise lengths ranging from two to 19 nights. Royal Caribbean International offers multiple innovative options for onboard dining, entertainment and other onboard activities. Because of the brand’s ability to deliver extensive and innovative product offerings at an excellent value to consumers, we believe Royal Caribbean International is well positioned to attract new consumers to cruising and to continue to bring loyal repeat guests back for their next vacation.

Royal Caribbean International operates 26 ships with an aggregate capacity of approximately 87,150 berths, including the brand's newest ship, Spectrum of the Seas, which entered service in April 2019. Additionally, as of December 31, 2019, we have six ships on order with an aggregate capacity of approximately 32,400 berths. These ships consist of our fifth Quantum-class ship, which is scheduled to enter service in the fourth quarter of 2020, our fifth and sixth Oasis-class ships, which are scheduled to enter service in the second quarter of 2021 and the fourth quarter of 2023, respectively, and the first three ships of a new generation, known as our Icon-class, which are expected to enter service in 2022, 2024 and 2025, respectively.
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
Celebrity Cruises operates 14 ships with an aggregate capacity of approximately 26,220 berths, including the brand's newest ship designed for the Galapagos Islands, Celebrity Flora, which entered service in the second quarter of 2019. Additionally, as of December 31, 2019, we have three ships on order with an aggregate capacity of approximately 9,400 berths. These ships consist of three Edge-class ships, which are expected to enter service in the second quarter of 2020 and the fourth quarters of 2021 and 2022, respectively.
Azamara
Azamara is designed to serve the up-market segment of the North American, United Kingdom and Australian markets. The up-market segment incorporates elements of the premium segment and the luxury segment, which is generally characterized by smaller ships, high standards of accommodation and service and exotic itineraries. Azamara's strategy is to deliver distinctive destination experiences through unique itineraries with more overnights and longer stays as well as comprehensive tours allowing guests to experience the destination in more depth. These destination experiences include over 1,700 pre and post-voyage land programs. Azamara offers a variety of itineraries to popular destinations, including Asia, Australia/New Zealand, Northern and Western Europe, the Mediterranean, and South America with cruise lengths ranging from three to 26 nights.
Azamara operates three ships with an aggregate capacity of approximately 2,100 berths.
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
Silversea Cruises operates eight ships, with an aggregate capacity of approximately 2,450 berths offering cruise itineraries generally ranging from six to 25 nights. As of December 31, 2019, Silversea Cruises has five ships on order with an aggregate capacity of approximately 2,400 berths. Two ships are scheduled to enter service in the third quarter of 2020, another in the third quarter of 2021, with the remaining two ships scheduled to enter service in the first quarters of 2022 and 2023.
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
TUI Cruises operates seven ships, with an aggregate capacity of approximately 17,600 berths as of December 31, 2019, including the brand's newest ship, Mein Schiff 2, which entered service in January 2019. Additionally, TUI Cruises has three ships on order with an aggregate capacity of approximately 11,100 berths, that are scheduled to enter service in the second quarter of 2023, the third quarter of 2024 and the first quarter of 2026, respectively. On February 7, 2020, TUI Cruises entered into an agreement to acquire Hapag-Lloyd Cruises, a luxury and expedition brand for German-speaking guests, from TUI AG. Hapag-Lloyd Cruises operates two luxury liners and three smaller expedition ships. The transaction is subject to regulatory approval and customary closing conditions.
Pullmantur
The Pullmantur brand is a joint venture owned 49% by us and 51% by Cruises Investment Holdings S.A., an affiliate of Springwater Capital LLC. Pullmantur operates in the contemporary segment of the Spanish and Latin American cruise markets and is designed to attract Spanish-speaking families and couples and includes Spanish-speaking crew, as well as tailored food and entertainment options. The three ships operated by Pullmantur have an aggregate capacity of approximately 6,050 berths. Zenith was sold to a third party in January 2020. To offset the decrease in capacity to the Pullmantur brand, commencing in the second quarter of 2021, we expect to charter Grandeur of the Seas to Pullmantur.
Industry
Cruising is considered a well-established vacation sector in the North American, European and Australian markets and a developing sector in several other emerging markets. Industry data indicates that market penetration rates are still low and that a significant portion of cruise guests carried are first-time cruisers. We believe this presents an opportunity for long-term growth and a potential for increased profitability.
The following table details industry market penetration rates for North America, Europe and Asia/Pacific computed based on the number of annual cruise guests as a percentage of the total population:

Year	North America(1)(2)	Europe(1)(3)	Asia/Pacific(1)(4)
2015	3.36%	1.25%	0.08%
2016	3.43%	1.23%	0.11%
2017	3.56%	1.28%	0.15%
2018	3.87%	1.38%	0.16%
2019	3.89%	1.41%	0.20%
___________________________________________________________________
(1)Source: Our estimates are based on a combination of data obtained from publicly available sources including the International Monetary Fund, United Nations, Department of Economic and Social Affairs, Cruise Lines International Association ("CLIA") and G.P. Wild. In addition, our estimates incorporate our own analysis utilizing the same publicly available cruise industry data as a base.
(2)Our estimates include the United States and Canada.
(3)Our estimates include European countries relevant to the industry (most notably: the Nordics, Germany, France, Italy, Spain and the United Kingdom).
(4)Our estimates include Southeast Asia (most notably: Singapore, Thailand and the Philippines), East Asia (most notably: China and Japan), South Asia (most notably: India) and Oceania (most notably: Australia and New Zealand) regions.
We estimate that the global cruise fleet was served by a weighted average of approximately 579,000 berths during 2019 with approximately 354 ships at the end of 2019. As of December 31, 2019, there were approximately

67 ships with an estimated 159,000 berths that are expected to be placed in service in the global cruise market through 2024, although it is also possible that ships could be ordered or taken out of service during these periods. We estimate that the global cruise industry carried approximately 30.0 million cruise guests in 2019 compared to approximately 28.5 million cruise guests carried in 2018 and approximately 26.7 million cruise guests carried in 2017.
The following table details the growth in global weighted average berths and the global, North American, European and Asia/Pacific cruise guests over the past five years (in thousands, except berth data):

Year	Weighted-Average Supply of Berths Marketed Globally(1)	Royal Caribbean Cruises Ltd. Total Berths(2)	Global Cruise Guests(1)	North American Cruise Guests(1)(3)	European Cruise Guests(1)(4)	Asia/Pacific Cruise Guests(1)(5)
2015	469,000	112,700	23,000	12,004	6,587	3,129
2016	493,000	123,270	24,000	12,274	6,512	4,466
2017	515,000	124,070	26,700	12,865	6,779	5,415
2018	546,000	135,520	28,500	14,062	7,343	5,685
2019	579,000	141,570	30,000	14,246	7,554	7,317
___________________________________________________________________
(1)Source: Our estimates of the number of global cruise guests and the weighted-average supply of berths marketed globally are based on a combination of data that we obtain from various publicly available cruise industry trade information sources. We use data obtained from Seatrade Insider, Cruise Industry News and company press releases to estimate weighted-average supply of berths and CLIA and G.P. Wild to estimate cruise guest information. In addition, our estimates incorporate our own analysis utilizing the same publicly available cruise industry data as a base.
(2)Total berths include our berths related to our Global Brands and Partner Brands.
(3)Our estimates include the United States and Canada.
(4)Our estimates include European countries relevant to the industry (most notably: the Nordics, Germany, France, Italy, Spain and the United Kingdom).
(5)Our estimates include Southeast Asia (most notably: Singapore, Thailand and the Philippines), East Asia (most notably: China and Japan), South Asia (most notably: India) and Oceania (most notably: Australia and New Zealand) regions.
North America
Industry cruise guests are primarily sourced from North America, which represented approximately 47% of global cruise guests in 2019. The compound annual growth rate in cruise guests sourced from this market was approximately 4% from 2015 to 2019.
Europe
Industry cruise guests sourced from Europe represented approximately 25% of global cruise guests in 2019. The compound annual growth rate in cruise guests sourced from this market was approximately 3% from 2015 to 2019.
Asia/Pacific
Industry cruise guests sourced from the Asia/Pacific region represented approximately 24% of global cruise guests in 2019. The compound annual growth rate in cruise guests sourced from this market was approximately 24% from 2015 to 2019. The recent coronavirus outbreak and the resulting measures taken by China and other countries to move aggressively to contain the disease, including travel restrictions, have resulted in the cancellation of several of our cruises in Southeast Asia and modification of several itineraries in the region. In addition, we have imposed several measures to protect our guests and crew, including denying boarding to those that have traveled from, to or through mainland China or Hong Kong. See Outlook for further discussion.

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
Operating Strategies
Our strategic emphasis on People, Profits and Planet has led us to focus on the following principal operating strategies:
•Protect the health, safety and security of our guests and employees,
•protect the environment in which our vessels and organization operate,
•invest in our workforce in order to better serve our global guest base and grow our business, and promote gender equality, diversity and inclusion,
•strengthen our consumer engagement in order to enhance our revenues,
•increase the awareness and market penetration of our brands globally,
•focus on cost efficiency, manage our operating expenditures and ensure adequate cash and liquidity, with the overall goal of maximizing our return on invested capital and long-term shareholder value,
•strategically invest in our fleet through the upgrade and maintenance of existing ships and the transfer of key innovations, while prudently expanding our fleet with new state-of-the-art cruise ships,
•capitalize on the portability and flexibility of our ships by deploying them into those markets and itineraries that provide opportunities to optimize returns, while continuing our focus on existing key markets,
•provide extraordinary destination experiences and state-of-the-art port facilities to our guests,
•continue to integrate digital technological capabilities, data analytics and artificial intelligence into our operations to service customer preferences and expectations in an innovative manner, create efficiencies and enhance employee satisfaction, and
•maintain strong relationships with travel agencies, which continue to be the principal industry distribution channel, while enhancing our consumer outreach programs.
Safety and health policies
We are committed to protecting the health, safety and security of our guests, employees and others working on our behalf. Our efforts in these areas are managed by our dedicated Safety, Security, Environment, Medical and Public Health Department which is responsible for all of our maritime safety, global security, environmental stewardship and medical/public health activities; overseen by the Safety, Environment and Health Committee of our board of directors and informed by a Maritime Advisory Board of experts.
Protect the environment
We are focused on the environmental health of the marine environment and communities in which we operate. This includes reducing our carbon footprint through the energy and carbon efficiencies included in the design of our new capacity, our ongoing energy management program on our existing fleet and the development of new technologies.

Our long-term partnership with the World Wildlife Fund focuses on greenhouse gas reduction strategies, sustainable food supplies, sustainable destinations and guest education on ocean conservation issues, including climate change, which supports onboard conservation efforts such as our reduced use of plastics and increased sourcing of sustainable seafood. We are also committed to water quality and management projects onboard and in the communities in which we operate.
We believe in transparent reporting on our environmental and sustainability stewardship, as well as our corporate governance efforts, and annually publish a Sustainability Report. This report, which is accessible on our corporate website, highlights our progress with regards to those environmental and social aspects of our business that we believe are most significant to our organization and stakeholders. In addition to providing an overview, the report complies with the guidelines of the Global Reporting Initiative to ensure the report is as complete and accurate as possible. Our corporate website also provides information about our environmental performance goals and sustainability initiatives. The foregoing information contained on our website is not part of any of these reports and is not incorporated by reference herein or in any other report or document we file with the Securities and Exchange Commission.
Investing in our workforce and promoting gender equality, diversity and inclusion
We believe that our employees, both shipboard and shoreside, are a critical success factor for our business. We strive to identify, hire, develop, motivate and retain the best employees, who provide our guests with extraordinary vacations. Our ability to attract, engage, and retain key employees has been and will remain critical to our success.
We focus on providing our employees with a competitive compensation structure, development opportunities, and other personal and professional growth opportunities in order to strengthen and support our human capital. We also select, develop and have strategies to retain high performing leaders to advance the enterprise now and in the future. To that end, we pay special attention to identifying high performing potential leaders and developing bench strength so these leaders can assume leadership roles throughout the organization.
We strive to maintain a work environment that reinforces collaboration, motivation and innovation, and believe that maintaining a strong employee-focused culture is beneficial to the growth and expansion of our business. We support the equal representation of women in all levels. We foster diversity and inclusion among our broad employee base.
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
We sell and market our Global Brands, Royal Caribbean International, Celebrity Cruises, Azamara and Silversea Cruises, to guests outside of the United States and Canada through the combined efforts of internationally focused internal resources and a network of approximately 80 independent international representatives located throughout the world covering more than 183 countries. Historically, our focus has been to primarily source guests for our Global Brands from North America. We continue to expand our focus on selling and marketing our cruise brands to guests in countries outside of North America by tailoring itineraries and onboard product offerings to the cultural characteristics and preferences of our international guests. In addition, we explore opportunities that may arise to acquire or develop brands tailored to specific markets.
Passenger ticket revenues generated by sales originating in countries outside of the United States were approximately 38% of total passenger ticket revenues in 2019, 39% in 2018 and 41% in 2017. International guests have grown from approximately 2.5 million in 2015 to approximately 2.6 million in 2019. Refer to Item 1A. Risk Factors - “Conducting business globally may result in increased costs and other risks” for a discussion of the risks associated with our international operations.
Cost efficiency, operating expenditures and adequate cash and liquidity
We have adopted a number of strategies to control our operating costs and will continue to do so in 2020. For example, we have adopted numerous initiatives to reduce energy consumption and, by extension, fuel costs. These include the design of more energy-efficient ships as well as the implementation of more efficient hardware, including improvements in operations and voyage planning as well as improvements to the propulsion, machinery, HVAC and lighting systems. The overall impact of these efforts has resulted in an approximate 35% improvement in energy efficiency from 2005 through 2019 and we believe that our energy consumption per guest is currently the lowest in the cruise industry. In order to sustain our competitive advantage, we will continue to seek to lead with innovative technologies and commit to achieve our short and long-term sustainability goals.
We are focused on maintaining a strong liquidity position, investment grade credit metrics and a balanced debt maturity profile. We believe these strategies enhance our ability to achieve our overall goal of maximizing our long-term shareholder value.
Fleet upgrade, maintenance and expansion
We place a strong focus on innovation, which we seek to achieve by introducing new concepts on our new ships and continuously making improvements to our fleet through modernization projects. Several of these innovations have become signature elements of our brands. For the Royal Caribbean International brand, we introduced the “Royal Promenade” (a boulevard with shopping, dining and entertainment venues) and interior balconies on the Oasis class ships and a two-level family suite on Symphony of the Seas. For the Celebrity Cruises brand, we enhanced many of the brand's design features through the introduction of the Solstice class ships. More recently, with the introduction of Celebrity Edge, we introduced the "Magic Carpet" (a cantilevered, floating platform that reaches a height of 13 stories above sea level and can serve as a dining venue, full bar and platform for live music) and newly designed staterooms with an "Infinite Veranda" where, with the touch of a button, the veranda becomes part of the entire living space.
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
As of December 31, 2019, our Global Brands and Partner Brands have 17 ships on order. Refer to the Operations section below for further information on our ships on order.
In addition, we regularly evaluate opportunities to order new ships, purchase existing ships or sell ships in our current fleet while ensuring that we remain focused on the returns we generate on invested capital and maintaining a high level of discipline on capital spending and operating leverage. In the current environment of high industry demand, we have placed new ship orders earlier than we have historically done as well as more aggressively sought to sell older capacity.
Markets and itineraries
In an effort to penetrate untapped markets, diversify our consumer base and respond to changing economic and geopolitical market conditions, we continue to seek opportunities to deploy ships to new and stronger markets and itineraries throughout the world. The portability of our ships allows us to deploy our ships to meet demand within our existing cruise markets. We make deployment decisions generally 18 to 28 months in advance, with the goal of optimizing the overall profitability of our portfolio. Additionally, the infrastructure investments we have made to create a flexible global sourcing model have made our brands relevant in a number of markets around the world, which allows us to be opportunistic and source the highest yielding guests for our itineraries.
Our ships offer a wide selection of itineraries that call on more than 1,000 destinations in 126 countries, spanning all seven continents. We are focused on obtaining the best possible long-term shareholder returns by operating in established markets while growing our presence in developing markets. New capacity allows us to expand into new markets and itineraries. Our brands have expanded their mix of itineraries while strengthening our ability to further penetrate the Asian and Australian markets. The acquisition of Silversea Cruises added more than 500 new destinations allowing us to expand and enhance our selection of exotic itineraries.
Destination experiences and port facilities
Additionally, in order to provide unique destination experiences to our guests, we are investing in our private land destinations. For instance, in 2018, we announced Perfect Day Island Collection, an initiative to develop a series of private island destinations around the world. The first island in the collection, Perfect Day at CocoCay, opened in Spring 2019 and includes a wide range of attractions, such as a water park, zip line and wave and freshwater pool. The second island in the collection, Perfect Day at Lelepa, is scheduled to open in 2022 and will offer its own unique experience. In 2019, we also announced the launch of a Royal Beach Club initiative to bring the unique features and cultures of each destination to life. The first will be Royal Beach Club in Antigua, launching 2021.
In an effort to secure desirable berthing facilities for our ships, and to provide new or enhanced cruise destinations for our guests, we actively assist or invest in the development or enhancement of certain port facilities and infrastructure, including mixed-use commercial properties, located in strategic ports of call. For instance, a new homeport cruise terminal of approximately 170,000 square feet was completed at PortMiami in Miami, Florida in 2018 and we are building a new homeport cruise terminal in Galveston, Texas of approximately 140,000 square feet to be completed in 2021.
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
In past years, we have continued to integrate digital capabilities into our operations and have increased our focus in bringing in data analytics and artificial intelligence into our processes. For example, we have continued the deployment of our innovative guest journey solutions across our fleet from online check-in to port embarkation to onboard cruise experience. At the same time, we are investing in shipboard operational technology to facilitate casino play, hotel maintenance, as well as the optimization of marine maintenance. In concert with our destination focus, our island technology solutions are now enabling our guests to remain connected with WiFi access, order food and beverage as well as take advantage of all the island based activities with the same ease as onboard our ships.

Investments in our core platforms, as well as the trade and direct distribution channels, are delivering the benefit of more modernized solutions with scalability and faster self-service response times while also deploying new features such as flight packages and additional promotional offer capabilities.
Cyber security and data privacy are an ongoing focus, and we have made and will continue to make investments to protect our customer data, intellectual property and global operations.
Travel agency support and consumer outreach
Travel agencies continue to be the primary source of ticket sales for our ships. We believe in the value of this distribution channel and invest in maintaining strong relationships with our travel partners. To accomplish this goal, we seek to ensure that our commission rates and incentive structures remain competitive with the marketplace. We continuously work with travel agencies to sell upgrades and add-ons such as air and pre-cruise purchases to improve the retention and profitability of the channel. We provide brand dedicated sales representatives who serve as consultants to our travel partners. We also provide trained customer service representatives, call centers and online training tools.
In addition, we continue to operate our Consumer Outreach department, which provides consumers 24-hour access to our vacation planners and customer service agents in our call centers. In addition, we maintain and invest in our websites, including mobile applications and mobile websites. We enable our guests to communicate and book with us through various channels such as phone, web, chat, text message, and/or email.
We also have a robust Onboard Cruise Sales department to help guests to book their next cruise vacations while onboard our ships.
Guest Services
We offer to handle virtually all travel aspects related to guest reservations and transportation, including arranging guest pre- and post-hotel stay arrangements and air transportation.
Royal Caribbean International, Celebrity Cruises, Azamara and Silversea Cruises offer recognition and status upgrades to their guests through their loyalty programs, Crown & Anchor Society, Captain’s Club, Le Club Voyage and Venetian Society, respectively, to encourage repeat business. Crown & Anchor Society has approximately 16 million members worldwide. Captain’s Club, Le Club Voyage and Venetian Society have approximately 4.8 million members combined worldwide. Members are recognized through increasing membership status by accumulating cruise points or credits, depending on the brand, which may be redeemed on future sailings. Members are awarded points or credits in proportion to the number of cruise days and stateroom category. The loyalty programs provide tiers of membership benefits which entitle guests to upgraded experiences and recognition relative to the status achieved once the guests have accumulated the number of cruise points or credits specified for each tier. In addition, upon achieving a certain level of cruise points or credits, members benefit from reciprocal membership benefits across all of our loyalty programs. Examples of the benefits available under our loyalty programs include, but are not limited to, priority ship embarkation, priority waitlist for shore excursions, complimentary laundry service, complimentary Internet, booklets with onboard discount offers, upgraded bathroom amenities, private seating on the pool deck, ship tours and, in the case of our most loyal guests who have achieved the highest levels of cruise points or credits, complimentary cruise days. We regularly work to enhance each of our loyalty programs by adding new features and amenities in order to reward our repeat guests.

Operations
Cruise Ships and Itineraries
As of December 31, 2019, our Global Brands and Partner Brands collectively operated 61 ships with a selection of worldwide itineraries that call on more than 1,000 destinations.
The following table presents summary information concerning the ships we expect to operate in 2020 under our Global Brands and Partner Brands and their geographic areas of operation based on current 2020 itineraries (subject to change).

Ship	Year Ship Built	Year Ship Entered/Will Enter Service(1)	Approximate Berths	Primary Areas of Operation
Royal Caribbean International
Odyssey of the Seas	2020	2020	4,200	Eastern/Western Caribbean
Spectrum of the Seas	2019	2019	4,250	Eastern Asia
Symphony of the Seas	2018	2018	5,500	Eastern/Western Caribbean
Harmony of the Seas	2016	2016	5,450	Eastern/Western Caribbean
Ovation of the Seas	2016	2016	4,100	Australia, Alaska
Anthem of the Seas	2015	2015	4,100	Southern Caribbean, Bahamas, Europe
Quantum of the Seas	2014	2014	4,150	Eastern Asia
Allure of the Seas	2010	2010	5,450	Eastern/Western Caribbean, Europe
Oasis of the Seas	2009	2009	5,650	Eastern/Western Caribbean, Bahamas
Independence of the Seas	2008	2008	3,850	Western Caribbean, Bahamas
Liberty of the Seas	2007	2007	3,750	Western Caribbean
Freedom of the Seas	2006	2006	3,750	Southern Caribbean
Jewel of the Seas	2004	2004	2,150	Western Caribbean, Europe, Middle East
Mariner of the Seas	2003	2003	3,300	Bahamas
Serenade of the Seas	2003	2003	2,100	Southern Caribbean, Alaska, Australia
Navigator of the Seas	2002	2002	3,350	Bahamas
Brilliance of the Seas	2002	2002	2,100	Western Caribbean, Europe, Canada
Adventure of the Seas	2001	2001	3,300	Eastern/Western Caribbean, Bermuda, Canada
Radiance of the Seas	2001	2001	2,100	Australia, Alaska
Explorer of the Seas	2000	2000	3,250	Europe, Western/Southern Caribbean
Voyager of the Seas	1999	1999	3,400	Eastern Asia, Australia
Vision of the Seas	1998	1998	2,000	Southern Caribbean, Europe, Canada
Enchantment of the Seas	1997	1997	2,250	Southern/Western Caribbean, Bahamas
Rhapsody of the Seas	1997	1997	2,000	Western Caribbean, Europe
Grandeur of the Seas(2)	1996	1996	1,950	Bahamas, Southern Caribbean, Bermuda, Canada
Majesty of the Seas	1992	1992	2,350	Western Caribbean, Bahamas
Empress of the Seas	1990	2016	1,550	Eastern/Western Caribbean, Canada, Bermuda
Celebrity Cruises
Celebrity Apex	2020	2020	2,900	Europe, Eastern/Western Caribbean
Celebrity Flora	2019	2019	100	Galapagos Islands
Celebrity Edge	2018	2018	2,900	Eastern/Western Caribbean, Europe

Ship	Year Ship Built	Year Ship Entered/Will Enter Service(1)	Approximate Berths	Primary Areas of Operation
Celebrity Reflection	2012	2012	3,000	Southern Caribbean, Europe
Celebrity Silhouette	2011	2011	2,850	Southern Caribbean, Europe
Celebrity Eclipse	2010	2010	2,850	South America, Alaska
Celebrity Equinox	2009	2009	2,850	Eastern/Western Caribbean
Celebrity Solstice	2008	2008	2,850	Australia, Alaska
Celebrity Xploration	2007	2016	20	Galapagos Islands
Celebrity Constellation	2002	2002	2,150	Middle East, India, Europe, Caribbean
Celebrity Summit	2001	2001	2,200	Southern Caribbean, Bermuda, Canada
Celebrity Infinity	2001	2001	2,150	Western Caribbean, Bahamas, Europe
Celebrity Xpedition	2001	2004	50	Galapagos Islands
Celebrity Millennium	2000	2000	2,200	Eastern Asia, Alaska
Celebrity Xperience	1982	2016	50	Galapagos Islands
Azamara
Azamara Pursuit	2001	2018	700	South America, Europe
Azamara Quest	2000	2007	700	Australia, Asia, Alaska
Azamara Journey	2000	2007	700	Europe
Silversea Cruises(3)
Silver Origin	2020	2020	100	Galapagos Islands
Silver Moon	2020	2020	550	Europe, Caribbean
Silver Muse	2017	2017	550	Australia, Asia, Alaska
Silver Spirit	2009	2009	500	Southern Caribbean, Europe, Asia
Silver Whisper	2001	2001	350	Southern Caribbean, Europe
Silver Shadow	2000	2000	350	Asia, Europe, Southern Caribbean
Silver Wind	1995	1995	250	Southern Caribbean, Europe, Canada
Silver Cloud	1994	1994	250	South America, Europe
Silver Galapagos	1990	2013	100	Galapagos Islands
Silver Explorer	1989	2008	100	South America, Europe
Pullmantur(4)
Monarch	1991	2013	2,350	Southern Caribbean
Horizon	1990	2010	1,400	Middle East, Europe
Sovereign	1988	2008	2,300	South America, Europe
TUI Cruises
Mein Schiff 2(5)	2019	2019	2,900	Europe, Southern Caribbean
Mein Schiff 1	2018	2018	2,850	Europe, Canada, Western Caribbean
Mein Schiff 6	2017	2017	2,500	Western Caribbean, Europe, Asia
Mein Schiff 5	2016	2016	2,500	Southern Caribbean, Europe, Middle East
Mein Schiff 4	2015	2015	2,500	Middle East, Europe
Mein Schiff 3	2014	2014	2,500	Asia, Europe
Mein Schiff Herz	1997	2011	1,850	Europe
Total			149,320
__________________________________________________________________
(1)The year a ship entered service refers to the year in which the ship commenced or is expected to commence cruise revenue operations for the brand.
(2)Commencing in the second quarter of 2021, Grandeur of the Seas is planned to no longer operate under the Royal Caribbean International brand and we expect to lease the ship to Pullmantur.

(3)During 2019, the lease for Discover was terminated.
(4)In January 2020, we sold Zenith to a third party.
(5)TUI Cruises' newbuild entered service as Mein Schiff 2 in February 2019 and the existing Mein Schiff 2 was renamed Mein Schiff Herz.
As of December 31, 2019, our Global Brands and our Partner Brands have 17 ships on order. Three ships on order are being built in Germany by Meyer Werft GmbH, four are being built in Finland by Meyer Turku shipyard, five are being built in France by Chantiers de l’Atlantique (formerly known as STX France), four are being built in Italy by Fincantieri and one is being built in the Netherlands by De Hoop Lobith. As of December 31, 2019, the expected dates that the ships on order will enter service, subject to change in the event of construction delays, and their approximate berths are as follows:

Ship	Shipyard	Expected to Enter Service	Approximate Berths
Royal Caribbean International —
Oasis-class:
Wonder of the Seas	Chantiers de l’Atlantique	2nd Quarter 2021	5,700
Unnamed	Chantiers de l’Atlantique	4th Quarter 2023	5,700
Quantum-class:
Odyssey of the Seas	Meyer Werft	4th Quarter 2020	4,200
Icon-class:
Unnamed	Meyer Turku Oy	2nd Quarter 2022	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2024	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2025	5,600
Celebrity Cruises —
Edge-class:
Celebrity Apex	Chantiers de l’Atlantique	2nd Quarter 2020	2,900
Celebrity Beyond	Chantiers de l’Atlantique	4th Quarter 2021	3,250
Unnamed	Chantiers de l’Atlantique	4th Quarter 2022	3,250
Silversea Cruises (1) —
Silver Origin	De Hoop	3rd Quarter 2020	100
Muse-class:
Silver Moon	Fincantieri	3rd Quarter 2020	550
Silver Dawn	Fincantieri	3rd Quarter 2021	550
Evolution-class:
Unnamed	Meyer Werft	1st Quarter 2022	600
Unnamed	Meyer Werft	1st Quarter 2023	600
TUI Cruises (50% joint venture) —
Mein Schiff 7	Meyer Turku Oy	2nd Quarter 2023	2,900
Unnamed	Fincantieri	3rd Quarter 2024	4,100
Unnamed	Fincantieri	1st Quarter 2026	4,100
Total Berths			55,300

__________________________________________________________________
(1)The revenue impact from Silversea Cruises' new ships will be recognized on a three month reporting lag from the "Expected to Enter Service" dates above. Refer to Note 1. General to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information.
In addition, as of December 31, 2019, we have an agreement in place with Chantiers de l’Atlantique to build an additional Edge-class ship for delivery in the 4th quarter of 2024, which is contingent upon completion of conditions precedent and financing.

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
Passengers and Capacity
Selected statistical information is shown in the following table (see Financial Presentation- Description of Certain Line Items and Selected Operational and Financial Metrics under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, for definitions):

	Year Ended December 31,
	2019 (1)	2018 (2)	2017	2016 (3)	2015
Passengers Carried	6,553,865	6,084,201	5,768,496	5,754,747	5,401,899
Passenger Cruise Days	44,803,953	41,853,052	40,033,527	40,250,557	38,523,060
Available Passenger Cruise Days (APCD)	41,432,451	38,425,304	36,930,939	37,844,644	36,646,639
Occupancy	108.1%	108.9%	108.4%	106.4%	105.1%
___________________________________________________________________
(1) As a result of the three-month reporting lag, we included Silversea Cruises' results of operations from October 1, 2018 through September 30, 2019 for the twelve months ended December 31, 2019. Refer to Note 1. General and Note 3. Business Combination to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for more information on the three-month reporting lag and the Silversea Cruises acquisition.
(2) We acquired Silversea Cruises on July 31, 2018 and report their results on a three-month reporting lag. As a result, these amounts include only August and September 2018 amounts for Silversea Cruises. Refer to Note 1. General and Note 3. Business Combination to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for more information on the three-month reporting lag and the Silversea Cruises acquisition.
(3) These amounts do not include November and December 2015 amounts for Pullmantur as the net Pullmantur result for those months was included within Other expense in our consolidated statements of comprehensive income (loss) for the year ended December 31, 2016, as a result of the elimination of the Pullmantur two-month reporting lag, and did not affect Gross Yields, Net Yields, Gross Cruise Costs, Net Cruise Costs and Net Cruise Costs Excluding Fuel. Additionally, effective August 2016, following the sale of our 51% interest in Pullmantur Holdings, we no longer include Pullmantur in these amounts.
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
We have developed and implemented enhancements to our reservations system that provide us and our travel partners with additional capabilities, making it easier to do business with us. For example, we offer air transportation to our guests through our air transportation program available in major cities around the world.
Passenger ticket revenues accounted for approximately 72% of total revenues in 2019, 2018 and 2017.

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
In conjunction with our cruise vacations, we offer pre- and post-cruise hotel packages to our Royal Caribbean International, Celebrity Cruises, Azamara and Silversea Cruises guests. We also offer cruise vacation protection coverage to guests in a number of markets, which provides guests with coverage for trip cancellation, medical protection and baggage protection. Onboard and other revenues accounted for approximately 28% of total revenues in 2019, 2018 and 2017.
Segment Reporting
We control and operate four cruise brands, Royal Caribbean International, Celebrity Cruises, Azamara, and Silversea Cruises. In addition, we have a 50% investment in a joint venture with TUI AG which operates the German brand TUI Cruises and a 49% interest in the Spanish brand Pullmantur. We believe our brands possess the versatility to enter multiple cruise market segments within the cruise vacation industry. Although each of our brands has its own marketing style as well as ships and crews of various sizes, the nature of the products sold and services delivered by our brands share a common base (i.e., the sale and provision of cruise vacations). Our brands also have similar itineraries as well as similar cost and revenue components. In addition, our brands source passengers from similar markets around the world and operate in similar economic environments with a significant degree of commercial overlap. As a result, our brands have been aggregated as a single reportable segment based on the similarity of their economic characteristics, types of consumers, regulatory environment, maintenance requirements, supporting systems and processes as well as products and services provided. Our Chairman and Chief Executive Officer has been identified as the chief operating decision-maker and all significant operating decisions including the allocation of resources are based upon the analyses of the Company as one segment. (For financial information, see Item 8. Financial Statements and Supplementary Data.)
Employees
As of December 31, 2019, our Global Brands employed approximately 85,400 employees, including 77,000 shipboard employees as well as 8,200 full-time and 100 part-time employees in our shoreside operations. As of December 31, 2019, approximately 89% of our shipboard employees were covered by collective bargaining agreements.
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
Trademarks
We own a number of registered trademarks related to the Royal Caribbean International, Celebrity Cruises, Azamara and Silversea Cruises cruise brands. The registered trademarks include the name “Royal Caribbean International” and its crown and anchor logo, the name “Celebrity Cruises” and its “X” logo, the name “Azamara” and its "open world" and "star logo", the name “Silversea Cruises” and its logo, and the names of various cruise ships, ship venues and other marketing programs. We believe our largest brands' trademarks are widely recognized throughout the world and have considerable value. The duration of trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.
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
Our ships are subject to various security requirements, including the International Ship and Port Facility Security Code (“ISPS Code”), which is part of SOLAS, and the U.S. Maritime Transportation Security Act of 2002 (“MTSA”), which applies to ships that operate in U.S. ports. In order to satisfy these security requirements, we implement security measures, conduct vessel security assessments, and develop security plans. The security plans for all of our ships have been submitted to and approved by the Recognized Security Organization on behalf of the ships' flag state and are in compliance with the ISPS Code and the MTSA.
The Cruise Vessel Security and Safety Act of 2010, which applies to passenger vessels which embark or include port stops within the United States, requires the implementation of certain safety design features as well as the establishment of practices for the reporting of and dealing with allegations of crime. The cruise industry supported this legislation and we believe that our internal standards are generally as strict or stricter than the law requires. Some provisions of the act call for regulations which have not been finalized. We do not expect the pending regulations will have a material impact to our operations.
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
Our ships are subject to the International Maritime Organization’s (‘‘IMO’’) regulations under the International Convention for the Prevention of Pollution from Ships (the ‘‘MARPOL Regulations’’) and the International Convention for the Control and Management of Ships Ballast Water and Sediments (Ballast Water Management Convention), in addition to other regional and national regulations such as EU Directives and the US Vessel General Permit, which includes requirements designed to minimize pollution by oil, sewage, garbage, air emissions and the transfer of non-native/non-indigenous species. We have obtained the relevant international compliance certificates relating to oil, sewage, air pollution prevention and ballast water for all of our ships.
The MARPOL Regulations imposed reduced global limitations on the sulfur content of emissions emitted by ships operating worldwide to 0.5% as of January 1, 2020, which was reduced from 3.5%. We do not expect that this increased limitation will have a material impact to our results of operations largely due to a number of mitigating steps we have taken over the last several years, including equipping all of our new ships delivered during or after 2014 with advanced emissions purification ("AEP") systems covering all engines and actively developing and installing AEP systems on the majority of our remaining fleet.
The MARPOL Regulations also establish special Emission Control Areas (‘‘ECAs’’) with additional stringent limitations on sulfur emissions in these areas. There are four established ECAs that restrict sulfur emissions: the Baltic Sea, the North Sea/English Channel, certain waters surrounding the North American coast, and the waters surrounding Puerto Rico and the U.S. Virgin Islands (the “Caribbean ECA”). Ships operating in these sulfur ECAs have been required to reduce their emissions sulfur content to 0.1%. This reduction has not had a significant impact on our results of operations to date due to the mitigating steps described above.
We continue to implement our AEP system strategy for both our ships on order and our existing fleet. As our new ships are delivered and additional existing ships are retrofitted with AEP systems, they will provide us with additional operational and deployment flexibility.

Additionally, all new ships operating within the North American and U.S. Caribbean Sea ECA that began construction after January 1, 2016 are required to meet more stringent nitrogen oxide emission limits. We comply with these rules for those relevant ships in service. As an added measure, all of our ships under construction are being built to comply with these rules. The rules have not had and are not expected to have a significant impact to our operations or costs.
Effective July 1, 2015, the European Commission adopted legislation that requires cruise ship operators with ships visiting ports in the European Union to monitor and report on the ship’s annual carbon dioxide emissions starting in 2018. Additionally, in 2019, the IMO's monitoring and reporting system (IMO data and collection system), which is applicable to all ship itineraries, entered into force. While compliance with these regulations did not materially impact our costs or results of operations, the legislations contemplate further obligations and restrictions which could ultimately result in additional costs or charges associated with carbon dioxide emissions.
The IMO Ballast Water Management Convention, which came in effect in 2017, requires ships that carry and discharge ballast water to meet specific discharge standards by installing Ballast Water Treatment Systems by 2023. Compliance with this regulation has not had a material effect on our results of operations and we do not expect the continuing compliance with this regulation to have a material effect on our results of operations.
Refer to Item 1A. Risk Factors - "Environmental, labor, health and safety, financial responsibility and other maritime regulations could affect operations and increase costs" for further discussion of the risks associated with the regulations discussed above.
Consumer Financial Responsibility Regulations
We are required to obtain certificates from the United States Federal Maritime Commission relating to our ability to satisfy liability in cases of non-performance of obligations to guests, as well as casualty and personal injury. As a condition to obtaining the required certificates, we generally arrange through our insurers for the provision of surety for our ship-operating companies. The required amount is currently $32.0 million per operator and is subject to additional consumer price index based adjustments.
We are also required by the United Kingdom, Norway, Finland and the Baltics to establish our financial responsibility for any liability resulting from the non-performance of our obligations to guests from these jurisdictions. In the United Kingdom we are currently required by the Association of British Travel Agents to provide performance bonds totaling approximately £82 million. Additionally, we were required by the Civil Aviation Authority to provide performance bonds totaling £8 million. The Norwegian Travel Guarantee Fund requires us to maintain performance bonds in varying amounts during the course of the year to cover our financial responsibility in Norway, Finland and the Baltics. These amounts ranged from NOK 32 million to NOK 57 million during 2019.
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
A foreign corporation will qualify for the benefits of Section 883 if, in relevant part: (1) the foreign country in which the foreign corporation is organized grants an equivalent exemption to corporations organized in the United States; and (2) the stock of the corporation (or the direct or indirect corporate parent thereof) is “primarily and regularly traded on an established securities market” in the United States. In the opinion of our U.S. tax counsel, Drinker Biddle & Reath LLP, based on the representations and assumptions set forth in that opinion, we, Celebrity Cruises Inc., Silversea Cruises Ltd. and relevant ship-owning subsidiaries with U.S. source shipping income qualify for the benefits of Section 883 because we and each of those subsidiaries are incorporated in Liberia or Bahamas, which are qualifying countries, and our common stock is primarily and regularly traded on an established securities market in the United States (i.e., we are a "publicly traded" corporation). If, in the future, (1) Liberia or Bahamas no longer qualify as equivalent exemption jurisdictions, and we do not reincorporate in a jurisdiction that does qualify for the exemption, or (2) we fail to qualify as a publicly traded corporation, we and all of our ship-owning or operating subsidiaries that rely on Section 883 to exclude qualifying income from gross income would be subject to U.S. federal income tax on their U.S. source shipping income and income from activities incidental thereto.
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
Maltese and Spanish Income Taxation
Effective July 31, 2016, we sold 51% of our interest in Pullmantur Holdings S.L. ("Pullmantur Holdings"), the parent company of the Pullmantur brand. We account for our retained investment under the equity method of accounting. There was no tax impact to us as a result of this sale transaction. The Pullmantur group continues to be subject to the tax laws of Spain and Malta, among others.
Under the sale agreement, we remain responsible for pre-sale tax matters with respect to years that are still open under the statute of limitations.
United Kingdom Income Taxation
During the year ended December 31, 2019, we operated 16 ships under the United Kingdom tonnage tax regime (“U.K. tonnage tax”).
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
Information About our Executive Officers
As of February 25, 2020, our executive officers are:

Name	Age	Position
Richard D. Fain	72	Chairman, Chief Executive Officer and Director
Jason T. Liberty	44	Executive Vice President, Chief Financial Officer
Michael W. Bayley	61	President and Chief Executive Officer, Royal Caribbean International
Lisa Lutoff-Perlo	62	President and Chief Executive Officer, Celebrity Cruises
Lawrence Pimentel	68	President and Chief Executive Officer, Azamara
Harri U. Kulovaara	67	Executive Vice President, Maritime
Bradley H. Stein	64	Senior Vice President, General Counsel, Chief Compliance Officer
Henry L. Pujol	52	Senior Vice President, Chief Accounting Officer
Richard D. Fain has served as a director since 1981 and as our Chairman and Chief Executive Officer since 1988. Mr. Fain is a recognized industry leader, having participated in shipping for over 40 years and having held a number of prominent industry positions, such as Chairman of the Cruise Lines International Association (CLIA), the largest cruise industry trade association. He currently serves on the University of Miami Board of Trustees as well as the National Board of the Posse Foundation. He is former chairman of the University of Miami Board of Trustees, Miami Business Forum, the Greater Miami Convention and Visitors Bureau, and the United Way of Miami-Dade.
Jason T. Liberty has been employed by the Company since 2005 and has served as Executive Vice President and Chief Financial Officer since February 2017. From May 2013 to February 2017, he served as Senior Vice President and Chief Financial Officer. Since February 2017, Mr. Liberty has overseen the Company’s Treasury, Accounting, Corporate, Strategic and Revenue Planning, Corporate Development, Deployment, Internal Audit and Investor Relations functions. Since May 2018, in addition to the above functions, he has also overseen the Company’s Information Technology, Supply Chain, Risk Management, Legal and Port Operations functions. Prior to his role as Chief Financial Officer, Mr. Liberty served as Senior Vice President, Strategy and Finance from September 2012 through May 2013, overseeing the Company’s Corporate and Strategic Planning, Treasury, Investor Relations and Deployment functions. Prior to this, Mr. Liberty served, from 2010 through 2012, as Vice President of Corporate and Revenue Planning and, from 2008 to 2010, as Vice President of Corporate and Strategic Planning. Before joining Royal Caribbean, Mr. Liberty was a Senior Manager at the international public accounting firm of KPMG LLP. Mr. Liberty currently serves on the Board of Directors of WNS Holdings.
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
Lisa Lutoff-Perlo has served as President and Chief Executive Officer of Celebrity Cruises since December 2014 and has been with the company since 1985. She also leads the Company’s Global Marine Organization. Ms. Lutoff-Perlo was the Executive Vice President, Operations of Royal Caribbean International from 2012 to 2014; Senior Vice President, Hotel Operations of Celebrity Cruises from 2007 to 2012; and Vice President, Onboard

Revenue of Celebrity Cruises from 2005 to 2007. Ms. Lutoff-Perlo held various senior positions in sales and marketing with Royal Caribbean International from 1985 to 2005. Ms. Lutoff-Perlo also serves on the Board of Directors of AutoNation.
Lawrence Pimentel has served as President and Chief Executive Officer of Azamara since July 2009. From 2001 until January 2009, Mr. Pimentel was President, Chief Executive Officer, Director and co-owner of SeaDream Yacht Club, a privately held luxury cruise line located in Miami, Florida with two yacht-style ships that sailed primarily in the Caribbean and Mediterranean. From April 1991 to February 2001, Mr. Pimentel was President and Chief Executive Officer of Carnival Corp.’s Seabourn Cruise Line and from May 1998 to February 2001, he was President and Chief Executive Officer of Carnival Corp.’s Cunard Line.
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
We are exposed to market risk attributable to changes in foreign currency exchange rates, fuel prices and interest rates. Significant changes in any of the foregoing could have a material impact on our financial results, net of the impact of our hedging activities and natural offsets. Our operating results have been and will continue to be impacted, often significantly, by changes in each of these factors. The value of our earnings in foreign currencies is adversely impacted by a strong United States dollar. In addition, any significant increase in fuel prices could materially and adversely affect our business as fuel prices not only impact our fuel costs, but also some of our other expenses, such as crew travel, freight and commodity prices. Mandatory fuel restrictions, such as the International Maritime Organization's 2020 Low Sulphur Regulation ("IMO 2020"), may also create uncertainty related to the price and availability of certain fuel types potentially impacting operating costs and the value of our related hedging instruments. Also, a significant increase in interest rates could materially impact the cost of our floating rate debt. Furthermore, regulatory changes, such as the announcement of the United Kingdom’s Financial Conduct Authority to phase out LIBOR by the end of 2021, may adversely affect our portfolio of floating-rate debt and interest rate derivatives. If LIBOR ceases to exist, we may need to renegotiate any credit agreements or interest rate derivatives agreements extending beyond 2021 that utilize LIBOR as a factor in determining the interest rate or hedge rate, which could adversely impact our cost of debt.
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
We have operations in and source passengers from the United Kingdom and the European Union. On January 31, 2020, the United Kingdom withdrew from the European Union and immediately entered an 11-month transition period. Uncertainty during the transition period could lead to adverse effects on the economy of the United Kingdom, including the value of the British Pound, and the other economies in which we operate, making it more difficult to source passengers from these regions. Additionally, if the withdrawal is not executed effectively, it could adversely affect tax, legal and regulatory regimes to which our business in the region is subject. The withdrawal could also, among other potential outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the European Union, if not executed effectively.
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
Changes in U.S. foreign policy could result in the imposition of travel restrictions or travel bans on U.S. persons to certain countries or result in the imposition of U.S. rules, regulations or legislation that could expose us to penalties or claims of monetary damages. The timing and scope of these changes are unpredictable, and they could cause us to cancel scheduled sailings, possibly on short notice, or could result in possible litigation against us. This, in turn, could decrease our revenue, increase our operating costs and otherwise impair our profitability. For instance, in June 2019, the U.S. government announced that cruise ships would no longer be allowed to travel between the U.S. and Cuba. This required us to change our high yielding Cuba sailings on short notice, which impacted our earnings. Moreover, in May 2019, the U.S. government activated Title III of the Cuban Liberty and Solidarity (Libertad) Act of 1996, popularly known as the Helms-Burton Act. This allowed certain individuals whose property was confiscated by the Cuban government to sue in U.S. courts anyone who "traffics" in the property in question. The activation of Title III has resulted in litigation against us and others in the tourism industry.
Price increases for commercial airline service for our guests or major changes or reduction in commercial airline service and/or availability could adversely impact the demand for cruises and undermine our ability to provide reasonably priced vacation packages to our guests.
Many of our guests depend on scheduled commercial airline services to transport them to or from the ports where our cruises embark or disembark. Increases in the price of airfare would increase the overall price of the cruise vacation to our guests, which may adversely impact demand for our cruises. In addition, changes in the availability of commercial airline services could adversely affect our guests’ ability to obtain air travel, as well as our ability to transfer our guests to or from our cruise ships, which could adversely affect our results of operations.
Incidents on ships, at port facilities, land destinations and/or affecting the cruise vacation industry in general, and the associated negative media coverage and publicity, could affect our reputation and impact our sales and results of operations.
The ownership and/or operation of cruise ships, private destinations, port facilities and shore excursions involves the risk of accidents, illnesses, mechanical failures, environmental incidents and other incidents which may bring into question safety, health, security and vacation satisfaction and can negatively impact our sales, operations and reputation. Incidents involving cruise ships, and, in particular the safety, health and security of guests and crew and the media coverage thereof have impacted and could in the future impact demand for our cruises and pricing in the industry. Our reputation and our business could also be damaged by negative publicity regarding the cruise industry in general, including publicity regarding the spread of contagious disease, over-tourism in key ports and destinations and the potentially adverse environmental impacts of cruising. The considerable expansion in the use of social and digital media over recent years has compounded the potential scope and reach of any negative publicity. If any such incident or news cycle occurs during a time of high seasonal demand, the effect could disproportionately impact our results of operations for the year. In addition, incidents involving cruise ships may result in additional costs to our business, increasing government or other regulatory oversight and, in certain cases, potential litigation.
Significant weather, climate events and/or natural disasters could adversely impact our business and results from operations.
Natural disasters (e.g. earthquakes), weather and/or climate events (including hurricanes and typhoons) could impact our source markets and operations resulting in travel restrictions, guest cancellations, an inability to source our crew or our provisions and supplies from certain places. We are often forced to alter itineraries and occasionally cancel a cruise or a series of cruises or to redeploy our ships due to these types of events, which could have an adverse effect on our sales, operating costs and profitability in the current and future periods. Increases in the frequency, severity or duration of these types of events could exacerbate their impact and cause further disruption to our operations or make certain destinations less desirable or unavailable impacting our revenues and profitability further. Any of the foregoing could have an adverse impact on our results of operations and on industry performance.
Disease outbreaks and an increase in concern about the risk of illness could adversely impact our business and results from operations.
Disease outbreaks and increased concern related to illness when travelling to, from, and on our ships could cause a drop in demand for cruises, guest cancellations, travel restrictions, an unavailability of ports and/or destinations, cruise cancellations, ship redeployments and an inability to source our crew, provisions or supplies from certain places. The recent coronavirus outbreak is currently having these impacts on our operations and, given its fluid and developing nature, has made it extremely difficult for us to forecast the impact it could have on our future operations. For instance, the resulting measures taken by China and other countries to contain the disease, including travel restrictions, have resulted in the cancellation or itinerary modification of an increasing number of our cruises in Southeast Asia. In addition, our imposition of measures to protect our guests and crew, including denying boarding to those that have traveled from, to or through mainland China or Hong Kong, has caused us to cancel cruise bookings or restrict certain guests from booking our cruises. All of these issues are having and are likely to continue to have a material impact on our bookings, operations and our overall financial performance.

An increase in capacity worldwide or excess capacity in a particular market could adversely impact our cruise sales and/or pricing.
Although our ships can be redeployed, cruise sales and/or pricing may be impacted by the introduction of new ships into the marketplace, reductions in cruise capacity, overall market growth and deployment decisions of ourselves and our competitors. As of December 31, 2019, a total of 67 new ships with approximately 159,000 berths are on order for delivery through 2024 in the cruise industry. The further net growth in capacity from these new ships and future orders, without an increase in the cruise industry’s demand and/or share of the vacation market, could depress cruise prices and impede our ability to achieve yield improvement.
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
Increased demand for available new construction slots and/or continued consolidation in the cruise shipyard industry could impact our ability to: (1) construct new ships, when and as planned, (2) cause us to continue to commit to new ship orders earlier than we have historically done so and/or (3) result in stronger bargaining power on the part of the shipyards and the export credit agencies providing financing for the project. Current market conditions characterized by limited shipyard capacity, high demand for shipyard and sub-contractor resources and the growing application of advanced technologies to newbuilds (e.g. LNG) could cause delays in ship deliveries and scheduled drydocks across the industry. Our inability to timely and cost-effectively procure new capacity and the potential delay in ship deliveries and/or scheduled drydocks or modernizations could have a significant negative impact on our future business plans and results of operations.
Building, repairing, maintaining and/or upgrading a ship is also sophisticated work that involves significant risks. In addition, the prices of labor and/or various commodities that are used in the construction of ships can be subject to volatile price changes, including the impact of fluctuations in foreign exchange rates. Shipyards, their subcontractors and/or our suppliers may encounter financial, technical or design problems when doing these jobs.  If materialized, these problems could impact the timely delivery or costs of new ships or the ability of shipyards to repair and upgrade our fleet in accordance with our needs or expectations.  In addition, delays, mechanical faults and/or unforeseen incidents, such as the collapse of the drydock structure at the Grand Bahama Shipyard involving Oasis of the Seas, may result in cancellation of cruises or, in more severe situations, new ship orders, or necessitate unscheduled drydocks and repairs of ships. These events and any related adverse publicity could result in lost revenue, increased operating expenses, or both, and thus adversely affect our results of operations.
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
We face significant competition from other cruise lines on the basis of cruise pricing, travel agent preference and also in terms of the nature of ships, services and destinations that we offer to guests. Our principal competitors within the cruise vacation industry include Carnival Corporation & plc, which owns, among others, Aida Cruises, Carnival Cruise Line, Costa Cruises, Cunard Line, Holland America Line, P&O Cruises, Princess Cruises and Seabourn; Disney Cruise Line; MSC Cruises; and Norwegian Cruise Line Holdings Ltd, which owns Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises. Our revenues are sensitive to the actions of other cruise lines in many areas including pricing, scheduling, capacity and promotions, which can have a substantial adverse impact not only on our revenues, but on overall industry revenues.
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
We opportunistically seek to grow our business through, among other things, expansion into new destinations or source markets and establishment of new ventures complementary to our current offerings. These attempts to expand our business increase the complexity of our business, require significant levels of investment and can strain our management, personnel, operations and systems. There can be no assurance that these business expansion efforts will develop as anticipated or that we will succeed, and if we do not, we may be unable to recover our investment, which could adversely impact our business, financial condition and results of operations.
Risks associated with our development and operation of key land-based destination projects may adversely impact our business or results of operations.
We have invested, and will continue to invest, either directly or indirectly through joint ventures and partnerships, in a growing portfolio of key land-based projects including port and terminal facilities, private destinations and multi-brand destination projects. These investments can increase our exposure to certain key risks depending on the scope, location, and the ownership and management structure of these projects. These risks include susceptibility to weather events, exposure to local political/regulatory developments and policies, logistical challenges and human resource and labor risks.
Our reliance on travel agencies to sell and market our cruises exposes us to certain risks which, if realized, could adversely impact our business.
We rely on travel agencies to generate the majority of bookings for our ships. Accordingly, we must ensure that our commission rates and incentive structures remain competitive. If we fail to offer competitive compensation packages or fail to maintain our relationships, these agencies may be incentivized to sell cruises offered by our competitors to our detriment, which could adversely impact our operating results. Our reliance on third-party sellers is particularly pronounced in certain markets. In addition, the travel agent industry is sensitive to economic conditions that impact discretionary income of consumers. Significant disruptions, especially disruptions impacting those agencies that sell a high volume of our business, or contractions in the industry could reduce the number of travel agencies available for us to market and sell our cruises, which could have an adverse impact on our financial condition and results of operations.
Disruptions in our shoreside or shipboard operations or our information systems may adversely affect our results of operations.
Our principal executive office and principal shoreside operations are located in Florida, and we have shoreside offices throughout the world. Actual or threatened natural disasters (e.g., hurricanes/typhoons, earthquakes, tornadoes, fires or floods) or similar events in these locations may have a material impact on our business continuity, reputation and results of operations. In addition, substantial or repeated information system failures, computer viruses or cyber attacks impacting our shoreside or shipboard operations could adversely impact our business. We do not generally carry business interruption insurance for our shoreside or shipboard operations or our information systems. As such, any losses or damages incurred by us could have an adverse impact on our results of operations.
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
As of December 31, 2019, 89% of our shipboard employees were covered by collective bargaining agreements. A dispute under our collective bargaining agreements could result in a work stoppage of those employees covered by the agreements. We may not be able to satisfactorily renegotiate these collective bargaining agreements when they expire. In addition, existing collective bargaining agreements may not prevent a strike or work stoppage on our ships. We may also be subject to or affected by work stoppages unrelated to our business or collective bargaining agreements. Any such work stoppages or potential work stoppages could have a material adverse effect on our financial results, as could a loss of key employees, our inability to recruit or retain qualified personnel or disruptions among our personnel.
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
We rely on supply chain vendors to deliver key products to the operations of our businesses around the world. Any event impacting a vendor’s ability to deliver goods of the expected quality at the location and time needed could negatively impact our ability to deliver our cruise experience. Events impacting our supply chain could be caused by factors beyond the control of our suppliers or us, including inclement weather, natural disasters, increased demand, problems in production or distribution and/or disruptions in third-party logistics or transportation systems, such as those caused by the recent coronavirus. Interruptions to our supply chain could increase costs and could limit the availability of products critical to our operations.
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
We are exposed to cyber security attacks and data breaches, including the risks and costs associated with protecting our systems and maintaining integrity and security of our business information, as well as personal data of our guests, employees and business partners.
We are subject to cyber security attacks. These cyber attacks can vary in scope and intent from attacks with the objective of compromising our systems, networks and communications for economic gain to attacks with the objective of disrupting, disabling or otherwise compromising our maritime and/or shoreside operations. The attacks can encompass a wide range of methods and intent, including phishing attacks, illegitimate requests for payment, theft of intellectual property, theft of confidential or non-public information, installation of malware, installation of ransomware and theft of personal or business information. The breadth and scope of these attacks, as well as the techniques and sophistication used to conduct these attacks, have grown over time.
A successful cyber security attack may target us directly, or it may be the result of a third party's inadequate care. In either scenario, the Company may suffer damage to its systems and data that could interrupt our operations, adversely impact our reputation and brand and expose us to increased risks of governmental investigation, litigation, fines and other liability, any of which could adversely affect our business. Furthermore, responding to such an attack and mitigating the risk of future attacks could result in additional operating and capital costs in systems technology, personnel, monitoring and other investments.
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
While we continue to evolve our cyber security practices in line with our business' reliance on technology and the changing external threat landscape, and we invest time, effort and financial resources to secure our systems, networks and communications, our security measures cannot provide absolute assurance that we will be successful in preventing or responding to all cyber security attacks. There can be no assurance that any breach or incident will not have a material impact on our operations and financial results.
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
We seek to maintain appropriate insurance coverage at commercially reasonable rates. We normally insure based on the cost of an asset rather than replacement value and we also elect to self-insure, co-insure, or use deductibles in certain circumstances for certain risks such as loss of use of a ship or a cyber security breach. The limits of insurance coverage we purchase are based on the availability of the coverage, evaluation of our risk profile and cost of coverage. Accordingly, we are not protected against all risks and we cannot be certain that our coverage will be adequate for liabilities actually incurred which could result in an unexpected decrease in our revenue and results of operations in the event of an incident.
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
The United States and various state and foreign government or regulatory agencies have enacted or may enact environmental regulations or policies, such as requiring the use of low sulfur fuels (e.g. IMO 2020), that could increase our direct cost to operate in certain markets, increase our cost for fuel, limit the supply of compliant fuel, cause us to incur significant expenses to purchase and/or develop new equipment and adversely impact the cruise vacation industry. While we have taken and expect to continue to take a number of actions to mitigate the potential impact of certain of these regulations, there can be no assurances that these efforts will be successful or completed on a timely basis.
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
Our ability to rely on Section 883 could be challenged or could change in the future. Provisions of the Internal Revenue Code, including Section 883, are subject to legislative change at any time. Moreover, changes could occur in the future with respect to the identity, residence or holdings of our direct or indirect shareholders, trading volume or trading frequency of our shares, or relevant foreign tax laws of Liberia or Bahamas, such that they no longer qualify as equivalent exemption jurisdictions, that could affect our eligibility for the Section 883 exemption. Accordingly, there can be no assurance that we will continue to be exempt from U.S. income tax on U.S. source shipping income in the future. If we were not entitled to the benefit of Section 883, we and our subsidiaries would be subject to U.S. taxation on a portion of the income derived from or incidental to the international operation of our ships, which would reduce our net income.
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
We are routinely involved in claims typical within the travel and tourism industry. The majority of these claims are covered by insurance. Although the outcome of any litigation is inherently unpredictable and subject to significant uncertainties, we believe it is unlikely that the outcome of such claims, net of expected insurance recoveries, will have a material adverse impact on our financial condition, results of operations and cash flows.
Item 4.    Mine Safety Disclosures
None.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "RCL."
Holders
As of February 21, 2020, there were 1,318 record holders of our common stock. Since certain of our shares are held by brokers and other institutions on behalf of shareholders, the foregoing number is not representative of the number of beneficial owners.
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
Share Repurchases
The following table presents the total number of shares of our common stock that we repurchased during the quarter ended December 31, 2019:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1, 2019 - October 31, 2019	—	—	—	$700,000,000
November 1, 2019 - November 30, 2019	859,701	$115.83	859,701	$600,417,000
December 1, 2019 - December 31, 2019	—	—	—	$600,417,000
Total	859,701		859,701

As of December 31, 2019, we have approximately $600.0 million that remains available for future common stock repurchase transactions under a 24-month common stock repurchase program for up to $1.0 billion authorized by our board of directors on May 9, 2018. Refer to Note 12. Shareholders' Equity to our consolidated financial statements under Item 8. Financial Statements and Supplemental Data for further information.

Performance Graph
The following graph compares the total return, assuming reinvestment of dividends, on an investment in the Company, based on performance of the Company's common stock, with the total return of the Standard & Poor's 500 Composite Stock Index ("S&P 500") and the Dow Jones United States Travel and Leisure Index for a five year period by measuring the changes in common stock prices from December 31, 2014 to December 31, 2019.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Royal Caribbean Cruises Ltd., the S&P 500 Index and the Dow Jones U.S. Travel & Leisure Index

$200
$180
$160
$140
$120
$100
$80
12/14
12/15
12/16
12/17
12/18
12/19
Royal Caribbean Cruises Ltd.
S&P 500
Dow Jones U.S. Travel & Leisure

	12/14	12/15	12/16	12/17	12/18	12/19
Royal Caribbean Cruises Ltd.	100.00	124.74	103.42	153.30	128.55	179.92
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
Dow Jones U.S. Travel & Leisure	100.00	105.90	113.92	141.05	133.16	165.04
The stock performance graph assumes for comparison that the value of the Company's common stock and of each index was $100 on December 31, 2014 and that all dividends were reinvested. Past performance is not necessarily an indicator of future results.

Item 6.    Selected Financial Data
The selected consolidated financial data presented below for the years ended December 31, 2015 through December 31, 2019 and as of the end of each such year, except for Adjusted Net Income amounts, are derived from our audited consolidated financial statements and should be read in conjunction with those financial statements and the related notes as well as in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,
	2019	2018 (1)	2017	2016	2015
	(in thousands, except per share data)
Operating Data:
Total revenues	$10,950,661	$9,493,849	$8,777,845	$8,496,401	$8,299,074
Operating Income	$2,082,701	$1,894,801	$1,744,056	$1,477,205	$874,902
Net Income (2)	$1,907,600	$1,815,792	$1,625,133	$1,283,388	$665,783
Net Income attributable to Royal Caribbean Cruises Ltd.	$1,878,887	$1,811,042	$1,625,133	$1,283,388	$665,783
Adjusted Net Income attributable to Royal Caribbean Ltd.(3) (4) (5)	$2,002,847	$1,873,363	$1,625,133	$1,314,689	$1,065,066
Per Share Data—Basic:
Net Income attributable to Royal Caribbean Cruises Ltd.	$8.97	$8.60	$7.57	$5.96	$3.03
Adjusted Net Income attributable to Royal Caribbean Cruises Ltd.	$9.56	$8.90	$7.57	$6.10	$4.85
Weighted-average shares	209,405	210,570	214,617	215,393	219,537
Per Share Data—Diluted:
Net Income attributable to Royal Caribbean Cruises Ltd.	$8.95	$8.56	$7.53	$5.93	$3.02
Adjusted Net Income attributable to Royal Caribbean Cruises Ltd.	$9.54	$8.86	$7.53	$6.08	$4.83
Weighted-average shares and potentially dilutive shares	209,930	211,554	215,694	216,316	220,689
Dividends declared per common share	$2.96	$2.60	$2.16	$1.71	$1.35
Balance Sheet Data:
Total assets (6) (7)	$30,320,284	$27,698,270	$22,360,926	$22,310,324	$20,782,043
Total debt, including commercial paper and capital leases	$11,034,876	$10,777,699	$7,539,451	$9,387,436	$8,527,243
Common stock	$2,365	$2,358	$2,352	$2,346	$2,339
Total shareholders' equity	$12,163,846	$11,105,461	$10,702,303	$9,121,412	$8,063,039
___________________________________________________________________
(1)On July 31, 2018, we acquired a 66.7% equity stake in Silversea Cruise Holding Ltd ("Silversea Cruises"). Refer to Note 3. Business Combination to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for information on the Silversea Cruises acquisition.
(2)Amount for 2017 includes a gain of $30.9 million related to the sale of Legend of the Seas.
(3)For 2019, 2018 and 2017, refer to Financial Presentation and Results of Operations under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for the definition of Adjusted Net Income and a reconciliation of Adjusted Net Income to Net income.
(4)Amount for 2016 excludes the net loss related to the elimination of the Pullmantur reporting lag of $21.7 million, the net gain related to the sale of the Pullmantur and CDF Croisieres de France brands of $3.8 million, restructuring charges of $8.5 million and other initiative costs of $5.0 million.
(5)Amount for 2015 excludes the impairment of Pullmantur related assets of $399.3 million.
(6)We reclassified prepaid commissions of $64.6 million from Customer deposits to Prepaid expenses and other assets in our consolidated balance sheet as of December 31, 2017 in order to conform to the current year presentation.

(7)Upon adoption of the new Lease accounting guidance effective January 1, 2019, we recognized right-of-use assets relating to operating leases within Operating lease right-of-use assets in our consolidated balance sheet. As of December 31, 2019, we reported Operating lease right-of-use assets of $687.6 million in our consolidated balance sheet. The comparative information presented has not been recast and continues to be reported under the accounting standards in effect for those periods. For further information on leases, refer to Note 10. Leases.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Concerning Forward-Looking Statements
The discussion under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document, includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance (including our expectations for the first quarter and full year of 2020, our earnings and yield estimates for 2020 set forth under the heading "Outlook" below and our goals for our program), business and industry prospects or future results of operations or financial position, made in this Annual Report on Form 10-K are forward-looking. Words such as "anticipate," "believe," "could," "estimate," "expect," "goal," "intend," "may," "plan," "project," "seek," "should," "will," "driving" and similar expressions are intended to further identify any of these forward-looking statements. Forward-looking statements reflect management's current expectations but they are based on judgments and are inherently uncertain. Furthermore, they are subject to risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to, those discussed in this Annual Report on Form 10-K and, in particular, the risks discussed under the caption "Risk Factors" in Part I, Item 1A herein.
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
Overview
The discussion and analysis of our financial condition and results of operations is organized to present the following:
•a review of our critical accounting policies and of our financial presentation, including discussion of certain operational and financial metrics we utilize to assist us in managing our business;
•a discussion of our results of operations for the year ended December 31, 2019 compared to the same period in 2018 and the year ended December 31, 2018 compared to the same period in 2017;
•a discussion of our business outlook, including our expectations for selected financial items for the first quarter and full year of 2020; and
•a discussion of our liquidity and capital resources, including our future capital and contractual commitments and potential funding sources.

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
Ship Accounting
Ships represent our most significant assets and are stated at cost less accumulated depreciation and amortization. Depreciation of ships is generally computed net of a 10%-15% projected residual value, using the straight-line method over the estimated useful life of the asset, which is generally 30-35 years. The 30-35 year useful life and 10%-15% residual value is the weighted-average of all major components of a ship. Our useful life and residual value estimates take into consideration the impact of anticipated technological changes, long-term cruise and vacation market conditions and historical useful lives of similarly-built ships. In addition, we take into consideration our estimates of the weighted-average useful lives of the ships' major component systems, such as hull, superstructure, main electric, engines and cabins. We employ a cost allocation methodology at the component level, in order to support the estimated weighted-average useful lives and residual values, as well as to determine the net cost basis of assets being replaced. Given the very large and complex nature of our ships, our accounting estimates related to ships and determinations of ship improvement costs to be capitalized require considerable judgment and are inherently uncertain. We do not have cost segregation studies performed to specifically componentize our ship systems. However, we estimate the costs, useful lives and residual values of component systems based principally on general and technical information known about major ship component systems and their lives, as well as our knowledge of the cruise vacation industry. We do not identify and track depreciation by ship component systems, but instead utilize these estimates to determine the net cost basis of assets replaced or refurbished. Improvement costs that we believe add value to our ships are capitalized as additions to the ship and depreciated over the shorter of the improvements' estimated useful lives or that of the associated ship. The estimated cost and accumulated depreciation of replaced or refurbished ship components are written off and any resulting losses are recognized within Cruise operating expenses in our Consolidated Statements of Comprehensive Income (Loss).
We periodically review estimated useful lives and residual values for ongoing reasonableness, considering long term views on our intended use of each class of ships and the planned level of improvements to maintain and enhance vessels within those classes. In the event a factor is identified that may trigger a change in the estimated useful lives and residual values of our ships, a review of the estimate is completed. In the fourth quarter of 2019, we completed a modernization of the Oasis of the Seas under our ship upgrade program. The level of capital investment, as well as planned investment levels in the other ships within the Oasis class, triggered a review of the estimated useful lives and residual values of the Oasis-class ships. Following a review of the estimate, considering the intended use of the vessel and assessment of the estimated lives of component assets forming the Oasis class ships, we concluded a change to the estimated lives and residual values of Oasis class ships was required. Effective fourth quarter of 2019, we revised the estimated useful lives and residual values of the Oasis-class ships from 30 years with a 15% residual value to 35 years with a 10% residual value. The change in the estimated useful lives and residual values was accounted for prospectively as a change in accounting estimate. For further information regarding this change in accounting estimate, refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data.
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
We believe we have made reasonable estimates for ship accounting purposes. However, should certain factors or circumstances cause us to revise our estimates of ship useful lives or projected residual values, depreciation expense could be materially higher or lower. If circumstances cause us to change our assumptions in making determinations as to whether ship improvements should be capitalized, the amounts we expense each year as repairs and maintenance costs could increase, partially offset by a decrease in depreciation expense. If we had reduced our estimated average ship useful life by one year, depreciation expense for 2019 would have increased by approximately $129.3 million. If our ships were estimated to have no residual value, depreciation expense for 2019 would have increased by approximately $325.1 million.
Business Combinations
On July 31, 2018, we acquired a 66.7% equity stake in Silversea Cruises for $1.02 billion in cash and contingent consideration. Refer to Note 3. Business Combination to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information on the acquisition.
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
Uncertain tax positions and tax-related valuation allowances are initially established in connection with a business combination as of the acquisition date. We continue to collect information and reevaluate these estimates and assumptions quarterly. We will record any adjustments to our preliminary estimates to goodwill, provided that we are within the one-year measurement period. Our purchase price measurement period for the Silversea Cruises acquisition was closed during 2019.
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
The impairment review for indefinite-life intangible assets can be performed using a qualitative or quantitative impairment assessment. The quantitative assessment consists of a comparison of the fair value of the asset with its carrying amount. We estimate the fair value of these assets using a discounted cash flow model and various valuation methods depending on the nature of the intangible asset, such as the relief-from-royalty method for trademarks and trade names. If the carrying amount exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. If the fair value exceeds its carrying amount, the indefinite-life intangible asset is not considered impaired. Other intangible assets assigned finite useful lives are amortized on a straight-line basis over their estimated useful lives. Refer to Note 6. Intangible Assets to our consolidated financial statements under Item 8. Financial Statements and Supplemental Data for further information on indefinite-life intangible assets.
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
Royal Caribbean International
During the fourth quarter of 2019, we performed a qualitative assessment of the Royal Caribbean International reporting unit. Based on our qualitative assessment, we concluded that it was more-likely-than-not that the estimated fair value of the Royal Caribbean International reporting unit exceeded its carrying value and thus, we did not proceed to the two-step goodwill impairment test. No indicators of impairment exist primarily because the reporting unit's fair value has consistently exceeded its carrying value by a significant margin and forecasts of operating results expected to be generated by the reporting unit appear sufficient to support its carrying value. As of

December 31, 2019, the carrying amount of goodwill attributable to our Royal Caribbean reporting unit was $299.2 million.
Silversea Cruises
The goodwill for the Silversea Cruises reporting unit was recorded at fair value at July 31, 2018, the acquisition date. Refer to Note 3. Business Combination to our consolidated financial statements under Item 8. Financial Statements and Supplemental Data for further information on the Silversea Cruises acquisition. During the fourth quarter of 2019, we performed a qualitative assessment of the Silversea Cruises reporting unit. Based on our qualitative assessment, we concluded that it was more-likely-than-not that the estimated fair value of the Silversea Cruises reporting unit exceeded its carrying value and thus, we did not proceed to the two-step goodwill impairment test. No indicators of impairment exist primarily because forecasts of operating results expected to be generated by the reporting unit appear sufficient to support its carrying value. As of December 31, 2019, the carrying amount of goodwill attributable to our Silversea Cruises reporting unit was $1.1 billion.
The indefinite-life intangible asset related to the Silversea Cruises trade name acquired in the Silversea Cruises acquisition was recorded at fair value at July 31, 2018, the acquisition date. During the fourth quarter of 2019, we performed a qualitative assessment of the Silversea Cruises trade name. As a result of the assessment performed no impairment charge was recorded related to trade name intangible assets for the year ended December 31, 2019. As of December 31, 2019 and 2018, the carrying amount of indefinite-life intangible assets was $352.3 million and $351.7 million, respectively, which primarily relates to the Silversea Cruises trade name acquired in the Silversea Cruises acquisition.
Derivative Instruments
We enter into various forward, swap and option contracts to manage our interest rate exposure and to limit our exposure to fluctuations in foreign currency exchange rates and fuel prices. These instruments are recorded on the balance sheet at their fair value and the vast majority are designated as hedges. We also use non-derivative financial instruments designated as hedges of our net investment in our foreign operations and investments. Although certain of our derivative financial instruments do not qualify or are not accounted for under hedge accounting, we do not hold or issue derivative financial instruments for trading or other speculative purposes. We account for derivative financial instruments in accordance with authoritative guidance. Refer to Note 2. Summary of Significant Accounting Policies and Note 18. Fair Value Measurements and Derivative Instruments to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for more information on related authoritative guidance, the Company's hedging programs and derivative financial instruments.
On a regular basis, we enter into foreign currency forward contracts, interest rate and fuel swaps and options with third-party institutions in over-the-counter markets. We estimate the fair value of our foreign currency forward contracts and interest rate swaps using expected future cash flows based on the instruments' contract terms and published forward prices for foreign currency exchange and interest rates. We value floors which are embedded within our interest rate swaps using standard option pricing models with inputs based on the options’ contract terms, such as exercise price and maturity, and readily available market data, such as forward interest rates and interest rate volatility. We apply present value techniques and LIBOR or EURIBOR-based discount rates to convert the expected future cash flows to the current fair value of the instruments.
We estimate the fair value of our fuel swaps using expected future cash flows based on the swaps' contract terms and forward prices. We derive forward prices from published forward fuel curves which in turn are based on actual market transactions and published price quotes for similar assets. We apply present value techniques and LIBOR-based discount rates to convert the expected future cash flows to the current fair value of the instruments. We also corroborate our fair value estimates using valuations provided by our counterparties.
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
Financial Presentation
Description of Certain Line Items
Revenues
Our revenues are comprised of the following:
•Passenger ticket revenues, which consist of revenue recognized from the sale of passenger tickets and the sale of air transportation to and from our ships; and
•Onboard and other revenues, which consist primarily of revenues from the sale of goods and/or services onboard our ships not included in passenger ticket prices, cancellation fees, sales of vacation protection insurance, pre- and post-cruise tours and fees for operating certain port facilities. Onboard and other revenues also include revenues we receive from independent third party concessionaires that pay us a percentage of their revenues in exchange for the right to provide selected goods and/or services onboard our ships, as well as revenues received for our bareboat charter, procurement and management related services we perform on behalf of our unconsolidated affiliates.
Cruise Operating Expenses
Our cruise operating expenses are comprised of the following:
•Commissions, transportation and other expenses, which consist of those costs directly associated with passenger ticket revenues, including travel agent commissions, air and other transportation expenses, port costs that vary with passenger head counts and related credit card fees;
•Onboard and other expenses, which consist of the direct costs associated with onboard and other revenues, including the costs of products sold onboard our ships, vacation protection insurance premiums, costs associated with pre- and post-cruise tours and related credit card fees as well as the minimal costs associated with concession revenues, as the costs are mostly incurred by third-party concessionaires and costs incurred for the procurement and management related services we perform on behalf of our unconsolidated affiliates;
•Payroll and related expenses, which consist of costs for shipboard personnel (costs associated with our shoreside personnel are included in Marketing, selling and administrative expenses);
•Food expenses, which include food costs for both guests and crew;
•Fuel expenses, which include fuel and related delivery, storage and emission consumable costs and the financial impact of fuel swap agreements; and

•Other operating expenses, which consist primarily of operating costs such as repairs and maintenance, port costs that do not vary with passenger head counts, vessel related insurance, entertainment and gains and/or losses related to the sale of our ships, if any.
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
Program refers to the multi-year program designed to communicate and motivate employees to work towards company specific goals. The program includes five goals by 2025: delivering $20.00 adjusted earnings per share; further reducing the company’s carbon footprint by 25% against a 2019 base; delivering strong returns on invested capital; and continuing to improve on record guest satisfaction and employee engagement metrics. These goals have been put in place to focus our leadership on achieving outsized improvements in our performance going forward and are purposely aspirational. The strategies that we will employ to achieve the goals of the program are consistent with our ongoing operating strategies as listed in the Operating Strategies section. During the six-year time horizon of this program, there are many factors that will impact our ability to achieve these ambitious goals. In particular, our goal of reducing our carbon footprint by 25% will be challenging and will depend on our ability to take aggressive steps including the use of new technologies that have not yet been developed or proven.
Adjusted Earnings per Share ("Adjusted EPS") represents Adjusted Net Income attributable to Royal Caribbean Cruises Ltd. divided by weighted average shares outstanding or by diluted weighted average shares outstanding, as applicable. We believe that this non-GAAP measure is meaningful when assessing our performance on a comparative basis.
Adjusted Net Income represents net income less net income attributable to noncontrolling interest excluding certain items that we believe adjusting for is meaningful when assessing our performance on a comparative basis. For the periods presented, these items included (i) costs, net of insurance recoveries, related to the Grand Bahama drydock structure incident involving Oasis of the Seas; (ii) our equity share of the write-off of the Grand Bahama drydock and other incidental expenses by Grand Bahama; (iii) the noncontrolling interest adjustment to exclude the impact of the contractual accretion requirements associated with the put option held by Heritage Cruise Holding Ltd.'s (previously known as Silversea Cruises Group Ltd.) noncontrolling interest; (iv) the change in fair value in the contingent consideration related to the Silversea Cruises acquisition; (v) a loss on the early extinguishment of debt related to the repayment of certain loans; (vi) the amortization of the Silversea Cruises intangible assets resulting from the acquisition; (vii) integration costs related to the Silversea Cruises acquisition; (viii) transaction costs related to the Silversea Cruises acquisition; (ix) restructuring charges incurred in relation to the reorganization of our international sales and marketing structure and other initiatives; (x) the impairment loss and other costs related to the exit of our tour operations business; (xi) the impairment loss related to Skysea Holding; and (xii) the impact of the change in accounting principle related to the recognition of stock-based compensation expense from the graded attribution method to the straight-line attribution method for time-based stock awards.
Available Passenger Cruise Days ("APCD") is our measurement of capacity and represents double occupancy per cabin multiplied by the number of cruise days for the period, which excludes canceled cruise days and drydock days. We use this measure to perform capacity and rate analysis to identify our main non-capacity drivers that cause our cruise revenue and expenses to vary.
Gross Cruise Costs represent the sum of total cruise operating expenses plus marketing, selling and administrative expenses. For the periods presented, Gross Cruise Costs exclude (i) restructuring charges incurred in relation to the reorganization of our international sales and marketing structure and other initiatives; (ii) transaction costs related to the Silversea Cruises acquisition; (iii) integration costs related to the Silversea Cruises acquisition; (iv) the impairment loss and other costs related to the exit of our tour operations business; and (v) the impact of the change in accounting principle related to the recognition of stock-based compensation expense from the graded attribution method to the straight-line attribution method for time-based stock awards, which were included within Marketing, selling and administrative expenses.
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

Executive Overview
By all accounts, 2019 was another year of very strong performance. We introduced three new vessels - Spectrum of the Seas, Celebrity Flora, and TUI Cruises Mein Schiff 2, launched a very successful Perfect Day destination at Coco Cay, modernized six ships and implemented Excalibur, our digital transformation platform, on most of the fleet. In addition, we continued to find efficiencies, implement synergies and reduce costs, while at the same time, remained focused on strategic investments in areas that will boost revenue.

Our 2019 net income was $1.9 billion, or $8.95 per diluted share, compared to $1.8 billion, or $8.56 per diluted share, in 2018. Adjusted Net Income for 2019 was $2.0 billion, or $9.54 per diluted share, compared to $1.9 billion, or $8.86 per diluted share, in 2018. Adjusted EPS for 2019, on a diluted basis, represents an 8% increase in earnings compared to 2018. We were able to achieve these results despite the dry-dock incident in the Grand Bahama shipyard, the cancellation of cruises to Cuba beginning in June of this year and an unusual hurricane season, all of which negatively impacted the company’s adjusted earnings per share for the year by approximately $0.80.

Total revenues increased $1.5 billion in 2019 to $11.0 billion, compared to $9.5 billion in 2018, primarily driven by increases in both ticket and onboard yields. During 2019, our Gross Yields and Net Yields increased by 8.0%, on a Constant-Currency basis, marking the tenth consecutive year of revenue growth. The addition of new vessels to the fleet, the consolidation of Silversea Cruises, Perfect Day at CocoCay and our Miami terminal operation also contributed to our year-over-year revenue growth. Onboard revenue and Net onboard revenue growth came from a variety of revenue enhancing initiatives, including beverage package sales and promotions, gaming initiatives and new strategies and promotions on our shore excursions, specialty restaurants and Internet services.

Cruise operating expenses increased $801.0 million in 2019 to $6.1 billion from $5.3 billion in 2018. Adjusting for capacity, our Gross Cruise Costs and Net Cruise Costs Excluding Fuel increased by 8.7% and 11.4%, respectively, on a Constant Currency basis compared to 2018 driven primarily by the consolidation of Silversea Cruises, our new operations of Perfect Day at CocoCay and our terminal operation in Miami.

The Company remains focused on improving returns for our shareholders. In 2019, we bought back $100.0 million in shares of common stock and have $600.0 million remaining under our $1.0 billion share repurchase program that was announced in May 2018. Consistent with our earnings growth, we also announced a 11% increase to our common stock dividend, our seventh consecutive year with a dividend increase.

Perfect Day at CocoCay is the first of our Perfect Day Island Collection of next-level private destinations. The island debuted a combination of first-of-their-kind thrills and one-of-a-kind ways to chill that significantly change what is possible in a vacation destination. The island features the tallest waterslide in North America, the Up and Away helium balloon, and the Caribbean’s largest wave pool.

The year 2020 has started off challenging as we address the impact of the recent coronavirus outbreak on our operations. Prior to the outbreak, our sailings in China were trending particularly well both in terms of rate and volume. Our itineraries in China were expected to represent 6% and 4% of our full year and first quarter 2020 capacity, respectively. The travel restrictions and other measures taken by China and other countries to contain the disease have resulted in the cancellation of an increasing number of our cruises in the region. We have also implemented several measures restricting the boarding of certain at-risk guests and crew on our ships. These and other concerns and restrictions relating to the coronavirus outbreak are having an impact on the demand for cruises and causing travel restrictions, guest cancellations, an unavailability of ports and/or destinations, ship redeployments and an inability to source our crew, provisions or supplies from certain places. All of these issues are having and are likely to continue to have a material impact on our bookings, operations and our overall financial performance. However, given the fluidity and uncertainty of this situation, we are unable to predict the full financial impact that this incident will have on our operations and financial condition, including what our yields and earnings for 2020 will be (see Outlook).

In 2020, we expect our capacity to increase 4.8% year-over-year as we add Odyssey of the Seas and Celebrity Apex as well as two Silversea vessels, Silver Origin and Silver Moon, to the fleet. We’ve slightly increased our capacity in the Caribbean to over 50% of our total capacity in 2020, driven by the inaugural winter seasons of Odyssey of the Seas and Celebrity Apex. Our European itineraries will account for 17% of our 2020 capacity with the year-over-year increase driven by the timing of drydocks and the addition of Celebrity Apex and Silver Moon. Excluding the impact of the recent coronavirus outbreak, we expect another year of total revenue and net yield growth driven by our new ships, strong demand for our core products and continued growth from our onboard revenue areas.

In addition, we recently announced our program which presents specific goals to be achieved by 2025: delivering $20.00 adjusted earnings per share; further reducing the company’s carbon footprint by 25%; delivering strong returns on invested capital; and continuing to improve on record guest satisfaction and employee engagement metrics. Our management team is goal motivated and our aim, through this program, is to establish clear, simple, and ambitious targets that will motivate our people and drive superior results. Adopting these clear and simple goals will help guide our everyday decision-making to focus on People, Profits and Planet.

Results of Operations
For reporting purposes, we include Silversea Cruises’ results of operations on a three-month reporting lag from October 1, 2018 through September 30, 2019 in our consolidated results of operations for the year ended December 31, 2019 and from the date of acquisition through September 30, 2018 in our consolidated results of operations for the year ended December 31, 2018. Refer to Note 1. General and Note 3. Business Combinations to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information on the three-month reporting lag and the Silversea Cruises acquisition.
In addition to the items discussed above under "Executive Overview," significant items for 2019 include:
•Our Net Income attributable to Royal Caribbean Cruises Ltd. and Adjusted Net Income for the year ended December 31, 2019 was $1.9 billion and $2.0 billion, or $8.95 and $9.54 per share on a diluted basis, respectively, as compared to Net Income attributable to Royal Caribbean Cruises Ltd. and Adjusted Net Income of $1.8 billion and $1.9 billion, or $8.56 and $8.86 per share on a diluted basis, respectively, for the year ended December 31, 2018.
•Total revenues, excluding the effect of changes in foreign currency rates, increased by $1.6 billion for the year ended December 31, 2019 compared to the same period in 2018 primarily due to an increase in capacity and an increase in ticket prices and onboard spending on a per passenger basis, which are further discussed below.
•The effect of changes in foreign currency exchange rates related to our passenger ticket and onboard and other revenue transactions, denominated in currencies other than the United States dollar, resulted in a decrease in total revenues of $127.4 million for the year ended December 31, 2019 compared to the same period in 2018.
•Total cruise operating expenses, excluding the effect of changes in foreign currency rate, increased by $837.5 million for the year ended December 31, 2019 compared to the same period in 2018, primarily due to an increase in capacity, which is further discussed below.
•The effect of changes in foreign currency exchange rates related to our cruise operating expenses, denominated in currencies other than the United States dollar, resulted in a decrease in total operating expenses of $36.9 million for the year ended December 31, 2019 compared to the same period in 2018.
•Effective June 5th, 2019, we stopped sailings to Cuba as the U.S government rescinded authorized travel to Cuba under the People-to-People program and prohibited travel to Cuba via cruise ships. The estimated negative impact resulting from this regulatory change, primarily due to changes in itineraries, is approximately $0.29 per share on a diluted basis to our Net Income attributable to Royal Caribbean Cruises Ltd.
•The estimated negative impact resulting from the Grand Bahama drydock structure incident involving Oasis of the Seas, net of insurance recoveries and including our share of the write-off of the related drydock by Grand Bahama, is approximately $0.36 per share on a diluted basis to our Net Income attributable to Royal Caribbean Cruises Ltd.
•The estimated negative impact resulting from 2019 hurricane-related disruptions was approximately $0.15 per share on a diluted basis to our Net Income attributable to Royal Caribbean Cruises Ltd.
•In April 2019, we entered into and drew in full on an unsecured three-year term loan agreement in the amount of $1.0 billion. Proceeds of this loan were used to repay the $700 million 364-day loan due July 2019 related to the acquisition of Silversea Cruises and the remaining balance of the unsecured term loan originally incurred in 2010 to purchase Allure of the Seas. The repayment of these loans resulted in a total loss on the extinguishment of debt of $6.3 million, which was recognized within Other (expense) income within our consolidated statements of comprehensive income (loss).

Other items for 2019 include:
•In February 2019, TUI Cruises, our 50% joint venture, took delivery of a new Mein Schiff 2 and the existing Mein Schiff 2 was renamed Mein Schiff Herz.
•During the second quarter of 2019, we took delivery of Spectrum of the Seas and Celebrity Flora. To finance the purchases, we borrowed $908.0 million and €80.0 million, or approximately $89.8 million based on the exchange rate at December 31, 2019, respectively, under previously committed unsecured term loans. Refer to Note 9. Debt to our consolidated financial statements under Item 1. Financial Statements for further information. Additionally, Spectrum of the Seas and Celebrity Flora entered service in April 2019 and at the end of June 2019, respectively.
•In April 2019, we amended our $1.4 billion unsecured revolving credit facility due in 2020 to extend the termination date through April 2024, increase the facility size to $1.7 billion and reduce pricing. Refer to Note 9. Debt to our consolidated financial statements under Item 1. Financial Statements for further information.
•In April 2019, Silversea Cruises entered into an agreement with Meyer Werft to build two ships of a new generation, known as the Evolution-class. In September 2019, we entered into credit agreements for the unsecured financing of these ships for up to 80% of each ship's contract price. Refer to Note 11. Commitments and Contingencies to our consolidated financial statements under Item 1. Financial Statements for further information.
•In May 2019, we amended our $1.15 billion unsecured revolving credit facility due in 2022 to reduce pricing to match pricing on our $1.7 billion unsecured revolving credit facility due in 2024.
•In June 2019, we entered into a $300 million unsecured term loan facility for the financing of Silversea Cruises' Silver Moon. Refer to Note 9. Debt to our consolidated financial statements under Item 1. Financial Statements for further information.
•In June 2019, we entered into an agreement with Meyer Turku to build a third Icon-class ship. In December 2019, we entered into a credit agreement for the unsecured financing for up to 80% of the ship's contract price. Refer to Note 19. Commitments and Contingencies to our consolidated financial statements for further information.
•In December 2019, we entered into a credit agreement for the unsecured financing for up to 80% contract price for the sixth Oasis-class ship. Refer to Note 19. Commitments and Contingencies to our consolidated financial statements for further information.

We reported Net Income attributable to Royal Caribbean Cruises Ltd, Adjusted Net Income, earnings per share and Adjusted Earnings per Share as shown in the following table (in thousands, except per share data):

	Year Ended December 31,
	2019	2018	2017
Net Income attributable to Royal Caribbean Cruises Ltd.	$1,878,887	$1,811,042	$1,625,133
Adjusted Net Income attributable to Royal Caribbean Cruises Ltd.	2,002,847	1,873,363	1,625,133
Net Adjustments to Net Income attributable to Royal Caribbean Cruises Ltd. - Increase	$123,960	$62,321	$—
Adjustments to Net Income attributable to Royal Caribbean Cruises Ltd.:
Oasis of the Seas incident, Grand Bahama's drydock write-off and other incidental expenses (1)	35,239	—	—
Loss on extinguishment of debt	6,326	—	—
Change in the fair value of contingent consideration and amortization of Silversea Cruises intangible assets related to Silversea Cruises acquisition (2)	30,675	2,046	—
Restructuring charges and other initiatives expense (3)	13,707	—	—
Transaction and integration costs related to the Silversea Cruises acquisition (2)	2,048	31,759	—
Noncontrolling interest adjustment (4)	35,965	3,156	—
Impairment loss related to Skysea Holding (5)	—	23,343	—
Impairment and other costs related to exit of tour operations business (6)	—	11,255	—
Impact of change in accounting principle (7)	—	(9,238)	—
Net Adjustments to Net Income attributable to Royal Caribbean Cruises Ltd. - Increase	$123,960	$62,321	$—

Basic:
Earnings per Share	$8.97	$8.60	$7.57
Adjusted Earnings per Share	$9.56	$8.90	$7.57

Diluted:
Earnings per Share	$8.95	$8.56	$7.53
Adjusted Earnings per Share	$9.54	$8.86	$7.53

Weighted-Average Shares Outstanding:
Basic	209,405	210,570	214,617
Diluted	209,930	211,554	215,694
(1)Amount includes incidental costs, net of insurance recoveries of $14.5 million related to the collapse of the drydock structure at the Grand Bahama Shipyard involving Oasis of the Seas, which were reported primarily within Other operating expenses in our consolidated statements of comprehensive income (loss) for the year ended December 31, 2019; and $20.7 million regarding the Grand Bahama incident involving one of its drydocks, included in our equity investment income within our consolidated statements of comprehensive income (loss) for the year ended December 31, 2019. Refer to Note 8. Other Assets to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for information.
(2)Refer to Note 3. Business Combination to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for information on the Silversea Cruises acquisition.
(3)Represents restructuring charges incurred in relation to the reorganization of our international sales and marketing structure and other initiatives expenses. Refer to Note 20. Restructuring Charges to our consolidated financial statements under item 8. Financial Statements and Supplementary Data for further information on the restructuring activities.
(4)Adjustment made to exclude the impact of the contractual accretion requirements associated with the put option held by Silversea Cruises Group Ltd.'s noncontrolling interest. Refer to Note 11. Noncontrolling Interest to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information on noncontrolling interest.
(5)Refer to Note 8. Other Assets to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for information on the impairment loss related to Skysea Holding.

(6)In 2014, we created a tour operations business that focused on developing, marketing and selling land based tours around the world through an e-commerce platform. During the second quarter of 2018, we decided to cease operations and exit this business. As a result, we incurred exit costs, primarily consisting of fixed asset impairment charges and severance expense.
(7)In January 2018, we elected to change our accounting policy for recognizing stock-based compensation expense from the graded attribution method to the straight-line attribution method for time-based stock awards. Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information on our accounting policy.

The following table presents operating results as a percentage of total revenues for the last three years:

	Year Ended December 31,
	2019	2018	2017
Passenger ticket revenues	71.7%	71.5%	71.9%
Onboard and other revenues	28.3%	28.5%	28.1%
Total revenues	100.0%	100.0%	100.0%
Cruise operating expenses:
Commissions, transportation and other	15.1%	15.1%	15.5%
Onboard and other	5.8%	5.7%	5.6%
Payroll and related	9.9%	9.7%	9.7%
Food	5.3%	5.5%	5.6%
Fuel	6.4%	7.5%	7.8%
Other operating	12.8%	12.0%	11.5%
Total cruise operating expenses	55.4%	55.4%	55.8%
Marketing, selling and administrative expenses	14.2%	13.7%	13.5%
Depreciation and amortization expenses	11.4%	10.9%	10.8%
Operating income	19.0%	20.0%	19.9%
Other income (expense):
Interest income	0.2%	0.3%	0.3%
Interest expense, net of interest capitalized	(3.7)%	(3.5)%	(3.4)%
Equity investment income	2.1%	2.2%	1.8%
Other (expense) income	(0.2)%	0.1%	(0.1)%
	(1.6)%	(0.8)%	(1.4)%
Net Income	17.4%	19.1%	18.5%
Less: Net Income attributable to noncontrolling interest	0.3%	0.1%	—%
Net Income attributable to Royal Caribbean Cruises Ltd.	17.2%	19.1%	18.5%

Selected statistical information is shown in the following table:

	Year Ended December 31,
	2019 (1)	2018 (1)	2017
Passengers Carried	6,553,865	6,084,201	5,768,496
Passenger Cruise Days	44,803,953	41,853,052	40,033,527
APCD	41,432,451	38,425,304	36,930,939
Occupancy	108.1%	108.9%	108.4%
___________________________________________________________________
(1) We acquired Silversea Cruises on July 31, 2018 and report their results on a three-month reporting lag. As a result, 2019 figures include October 2018 through September 2019 Silversea Cruises amounts and 2018 figures include August and September 2018 Silversea Cruises amounts. Refer to Note 1. General and Note 3. Business Combination to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information on the three-month reporting lag and the Silversea Cruises acquisition.

Gross Yields and Net Yields were calculated as follows (in thousands, except APCD and Yields:

	Year Ended December 31,
	2019	2019 On a Constant Currency basis	2018	2017
Passenger ticket revenues	$7,857,057	$7,968,116	$6,792,716	$6,313,170
Onboard and other revenues	3,093,604	3,109,939	2,701,133	2,464,675
Total revenues	10,950,661	11,078,055	9,493,849	8,777,845
Less:
Commissions, transportation and other	1,656,297	1,675,941	1,433,739	1,363,170
Onboard and other	639,782	643,350	537,355	495,552
Net Revenues	$8,654,582	$8,758,764	$7,522,755	$6,919,123

APCD	41,432,451	41,432,451	38,425,304	36,930,939
Gross Yields	$264.30	$267.38	$247.07	$237.68
Net Yields	$208.88	$211.40	$195.78	$187.35

Gross Cruise Costs, Net Cruise Costs and Net Cruise Costs Excluding Fuel were calculated as follows (in thousands, except APCD and costs per APCD):

	Year Ended December 31,
	2019	2019 On a Constant Currency basis	2018	2017
Total cruise operating expenses	$6,062,765	$6,099,657	$5,262,207	$4,896,579
Marketing, selling and administrative expenses (1) (2)	1,543,498	1,555,703	1,269,368	1,186,016
Gross Cruise Costs	7,606,263	7,655,360	6,531,575	6,082,595
Less:
Commissions, transportation and other	1,656,297	1,675,941	1,433,739	1,363,170
Onboard and other	639,782	643,350	537,355	495,552
Net Cruise Costs Including Other Costs	5,310,184	5,336,069	4,560,481	4,223,873
Less:
Costs, net of insurance recoveries, related to the Oasis of the Seas incident included within cruise operating expenses	14,530	14,530	—	—
Net Cruise Costs	5,295,654	5,321,539	4,560,481	4,223,873
Less:
Fuel	697,962	697,981	710,617	681,118
Net Cruise Costs Excluding Fuel	$4,597,692	$4,623,558	$3,849,864	$3,542,755

APCD	41,432,451	41,432,451	38,425,304	36,930,939
Gross Cruise Costs per APCD	$183.58	$184.77	$169.98	$164.70
Net Cruise Costs per APCD	$127.81	$128.44	$118.68	$114.37
Net Cruise Costs Excluding Fuel per APCD	$110.97	$111.59	$100.19	$95.93
___________________________________________________________________
(1) For the year ended December 31, 2019, the amount does not include integration costs related to the Silversea Cruises acquisition of $0.9 million, transaction costs related to the Silversea Cruises acquisition of $1.2 million and restructuring and other initiative costs of $13.7 million.
(2) For the year ended December 31, 2018, the amount does not include transaction costs related to the Silversea Cruises acquisition of $31.8 million, the impairment and other costs related to the exit of our tour operations business of $11.3 million and the impact of the change in accounting principle of $9.2 million related to the recognition of stock-based compensation expense. Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information on the change in an accounting principle.

Outlook
The widely reported coronavirus outbreak and efforts by China and other countries to move aggressively to contain the spread of the disease have adversely impacted our business, including a drop in demand for cruises, guest cancellations, travel restrictions, an unavailability of ports and/or destinations, cruise cancellations, ship redeployments and an inability to source our crew, provisions or supplies from certain places. We have implemented several measures to protect guest and crew, including denying boarding to those that have travelled from, to or through mainland China or Hong Kong in the past 15 days and performing mandatory specialized health screenings on at-risk guest and crew. These measures have caused us to cancel cruise bookings or restrict certain guests from booking our cruises. We are assessing the developments constantly and will update our protective measures as needed.

As a result of these measures, we have now cancelled 30 sailings in Southeast Asia and modified several itineraries in the region which overall have an estimated impact of $0.90 per share to our 2020 financial performance. If the company were to cancel all of its remaining sailings in Asia through the end of April, it would impact our 2020 financial performance by an additional $0.30.

There are still too many variables and uncertainties regarding the impact of this outbreak on our business in Asia and elsewhere to reasonably forecast the full impact on our business, including what our yields and earnings for 2020 will be. These concerns and restrictions over the outbreak are impacting our bookings and are having, and are likely to continue to have, a material impact on our overall financial performance.

The company does not make predictions about fuel pricing, interest rates or currency exchange rates but does provide guidance about its future business activities. On February 4, 2020, we announced the following initial full year and first quarter 2020 guidance based on the then current fuel pricing, interest rates and currency exchange rates. Given the fluidity of the circumstances related to the recent coronavirus and the actions being taken to contain its spread, the following 2020 guidance does not include any financial impact related to the coronavirus outbreak:

Full Year 2020

	As Reported	Constant Currency
Net Yields	2.5% to 4.5%	2.25% to 4.25%
Net Cruise Costs per APCD	1.75% to 2.25%	1.75% to 2.25%
Net Cruise Costs per APCD, excluding Fuel	1.75% to 2.25%	1.75% to 2.25%
Capacity Change	4.8%
Depreciation and Amortization	$1,376 to $1,392 million
Interest Expense, net	$368 to $384 million
Fuel Consumption (metric tons)	1,534,300
Fuel Expenses	$744 million
Percent Hedged (fwd consumption)	54%
10% change in Fuel Prices	$37 million
1% Change in Currency	$21 million
1% Change in Net Yields	$91 million
1% Change in NCC x Fuel	$48 million
100 basis pt. Change in LIBOR	$37 million
Adjusted Earnings per Share — Diluted	$10.40 to $10.70

First Quarter 2020

	As Reported	Constant Currency
Net Yields	(0.5%) to (1.0%)	Approx. (0.5%)
Net Cruise Costs per APCD	Approx. 4.25%	Approx. 4.5%
Net Cruise Costs per APCD, excluding Fuel	Approx. 3.0%	Approx. 3.0%
Capacity Change	4.5%
Depreciation and Amortization	$321 to $325 million
Interest Expense, net	$85 to $89 million
Fuel Consumption (metric tons)	375,200
Fuel Expenses	$191 million
Percent Hedged (fwd consumption)	62%
10% change in Fuel Prices	$9 million
1% Change in Currency	$4 million
1% Change in Net Yields	$20 million
1% Change in NCC x Fuel	$12 million
100 basis pt. Change in LIBOR	$7 million
Adjusted Earnings per Share — Diluted	$0.80 to $0.85

Since our earnings release on February 4, 2020, fuel prices and foreign currency exchange rates have fluctuated and are likely to continue to do so. Accordingly, except for the impact of the recent coronavirus outbreak, described above, fuel prices and foreign currency exchange rates, our forecast remains essentially unchanged.

Volatility in foreign currency exchange rates affects the United States dollar value of our earnings. Based on our highest net exposure for each quarter and the full year 2020, the top five foreign currencies are ranked below. For example, the Australian Dollar is the most impactful currency in the first and fourth quarters of 2020. Rankings are based on estimated net exposures.

Ranking	Q1	Q2	Q3	Q4	YTD 2020
1	AUD	GBP	GBP	AUD	GBP
2	CAD	CAD	CNH	GBP	AUD
3	GBP	AUD	EUR	CAD	CAD
4	BRL	CNH	CAD	EUR	CNH
5	MXN	EUR	AUD	CNH	EUR
The currency abbreviations above are defined as follows:

Currency Abbreviation	Currency
AUD	Australian Dollar
BRL	Brazilian Real
CAD	Canadian Dollar
CNH	Chinese Yuan
EUR	Euro
GBP	British Pound
MXN	Mexican Peso

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
In this section, references to 2019 refer to the year ended December 31, 2019 and references to 2018 refer to the year ended December 31, 2018.
Revenues
Total revenues for 2019 increased $1.5 billion, or 15.3%, to $11.0 billion from $9.5 billion in 2018.
Passenger ticket revenues comprised 71.7% of our 2019 total revenues. Passenger ticket revenues increased by $1.1 billion, or 15.7% from 2018. The increase was primarily due to:
•an 7.8% increase in capacity, which increased Passenger ticket revenues by $565.0 million, primarily due to the additions of Spectrum of the Seas in the second quarter of 2019, Symphony of the Seas in the second quarter of 2018, Azamara Pursuit in the third quarter of 2018, Celebrity Edge in the fourth quarter of 2018 and the acquisition of Silversea Cruises in the second half of 2018, partially offset by a significant increase in dry dock days in 2019 compared to 2018 and the negative impact of canceled and modified sailings resulting from the dry-dock incident in the Grand Bahama shipyard and hurricane-related disruptions during 2019.
•an increase of $614.0 million in ticket prices primarily driven by the addition of Spectrum of the Seas, Symphony of the Seas, Azamara Pursuit, Celebrity Edge and the Silversea Cruises fleet, and the higher pricing on our Caribbean and Asia/Pacific sailings, net of the negative impact to our ticket price on a per passenger basis resulting from itinerary changes related to the travel restrictions to Cuba.
The increase in Passenger ticket revenues was partially offset by the unfavorable effect of changes in foreign currency exchange rates related to our revenue transactions denominated in currencies other than the United States dollar of $(111.1) million.
The remaining 28.3% of 2019 total revenues was comprised of Onboard and other revenues, which increased $392.5 million, or 14.5%. The increase in Onboard and other revenues was primarily due to:
•a $118.4 million increase in onboard revenue attributable to higher spending on a per passenger basis primarily due to shore excursions, Perfect Day at CocoCay, specialty restaurants, internet services, beverage package sales and promotions, gaming initiatives and new programs and activities offered to our guests;
•a $193.6 million increase attributable to the 7.8% increase in capacity noted above, net of the negative impact of canceled and modified sailings resulting from the dry-dock incident in the Grand Bahama shipyard and hurricane-related disruptions in 2019; and
•a $79.7 million increase in other revenues primarily due to revenue associated with our new cruise terminal at PortMiami and cancellation fees associated with non-refundable deposits and higher pricing.
Onboard and other revenues included concession revenues of $363.8 million in 2019 and $339.0 million in 2018.
Cruise Operating Expenses
Total cruise operating expenses for 2019 increased $800.6 million, or 15.2%, to $6.1 billion in 2019 from $5.3 billion in 2018. The increase was primarily due to:
•the 7.8% increase in capacity noted above, which increased cruise operating expenses by $433.3 million;
•a $367.3 million increase in total cruise operating expenses, excluding capacity, was primarily due to the addition of Silversea Cruises to our fleet in the second half of 2018 as well as incidental costs related to the collapse of the drydock structure at the Grand Bahama Shipyard involving Oasis of the Seas, expenses associated with operating Perfect Day at CocoCay and our new cruise terminal at PortMiami.
The increase in Cruise operating expenses was partially offset by:
•a $47.0 million decrease in fuel expenses, excluding the impact of capacity. Our cost of fuel (net of the financial impact of fuel swap agreements) for 2019 decreased 11% per metric ton compared to 2018; and

•a favorable effect of changes in foreign currency exchange rates related to costs denominated in currencies other than the United States dollar of $37.0 million.
Marketing, Selling and Administrative Expenses
Marketing, selling and administrative expenses for 2019 increased $256.1 million, or 19.7%, to $1.6 billion from $1.3 billion in 2018. The increase was primarily due to the addition of Silversea Cruises in the second half of 2018, higher spending on advertisement and media promotions and an increase in payroll and benefits expense primarily driven by an increase in headcount and higher stock price year over year related to our performance share awards. Additionally, 2019 includes expenses associated with Hurricane Dorian relief efforts, which did not occur in 2018.
Marketing, selling and administrative expenses for 2019 and 2018 include transaction costs incurred by us related to the Silversea Cruises acquisition of $1.2 million and $31.8 million, respectively.
Depreciation and Amortization Expenses
Depreciation and amortization expenses for 2019 increased $212.2 million, or 20.5%, to $1.2 billion. The increase was primarily due to the addition of Spectrum of the Seas in the second quarter of 2019, Symphony of the Seas in the second quarter of 2018, Azamara Pursuit in the third quarter of 2018, Celebrity Edge in the fourth quarter of 2018 and the addition of Silversea Cruises to our fleet in the second half of 2018. Additionally, to a lesser extent, the increase is also attributable to new shipboard additions associated with our ship upgrade projects and additions related to our shoreside projects.
Other Income (Expense)
Interest expense, net of interest capitalized, increased $74.8 million, or 22.4%, to $408.5 million in 2019 from $333.7 million in 2018. The increase was primarily due to a higher average debt level in 2019 compared to 2018 attributable to the financing of our newbuilds and our acquisition of Silversea Cruises in the second half of 2018 and to lesser extent, higher interest rates in 2019 compared to 2018.
Equity investment income increased $20.2 million, or 9.6%, to $231.0 million in 2019 from $210.8 million in 2018 primarily due to an increase in income from various equity investments, partially offset by equity investment losses from Grand Bahama as a result of a drydock write-off in 2019.
Other expense was $24.5 million in 2019 compared to Other income of $11.1 million in 2018. The increase in expense of $35.6 million was mainly due to higher taxes resulting from a full year of Silversea Cruises activity reported in 2019 and higher U.S. taxable income in 2019; and an increase in the fair value of contingent consideration related to the Silversea Cruises acquisition. In addition, a gain of $21.8 million was reported in 2018 related to the recognition of the remaining balance of a deferred gain from the sale of Celebrity Galaxy to TUI Cruises in March 2009. In April 2018, TUI Cruises sold this ship to an affiliate of TUI AG, resulting in the recognition of the remaining balance of the deferred gain. Other income in 2018 also includes a gain of $13.7 million related to the sale of our remaining equity interest in a travel agency business that we sold in 2015. The gains in 2018 were partially offset by an impairment charge of $23.3 million to write down our investment balance, debt facility and other receivables due from Skysea Holding to their net realizable value in 2018. For further information on the deferred gain recognized and impairment charge, refer to Note 8. Other Assets to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data.
Gross and Net Yields
Gross and Net Yields increased 7.0% and 6.7% in 2019, respectively, compared to 2018 primarily due to the increase in passenger ticket and onboard and other revenues discussed above. Gross and Net Yields on a Constant Currency basis increased 8.2% and 8.0%, respectively, in 2019 compared to 2018.
Gross and Net Cruise Costs
Gross and Net Cruise Costs increased 16.5% and 16.1%, respectively, in 2019 compared to 2018 and Gross and Net Cruise Costs per APCD increased 8.0% and 7.7%, respectively, in 2019, compared to 2018, primarily due to the increase in cruise operating expenses discussed above. Gross and Net Cruise Costs on a Constant Currency basis increased 17.2% and 16.7% respectively, in 2019 compared to 2018.

Net Cruise Costs Excluding Fuel
Net Cruise Costs Excluding Fuel per APCD increased 10.8% in 2019 compared to 2018 and on a Constant Currency basis increased 11.4% in 2019 compared to 2018.
Other Comprehensive (Loss) Income
Other comprehensive loss in 2019 was $170.0 million compared to Other comprehensive loss of $293.5 million in 2018. The decrease in loss of $123.5 million was primarily due to the Loss on cash flow derivative hedges in 2019 of $151.3 million compared to the Loss on cash flow derivative hedges of $286.9 million in 2018. The decrease of $135.5 million in Loss on cash flow derivative hedges in 2019 was primarily due to an increase in the fair value of our fuel swap instruments held in 2019 compared to 2018.
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
Passenger ticket revenues comprised 71.5% of our 2018 total revenues. Passenger ticket revenues increased by $479.5 million, or 7.6% from 2017. The increase was primarily due to:
•a 4.0% increase in capacity, which increased Passenger ticket revenues by $255.5 million, primarily due to the addition of Symphony of the Seas in the second quarter of 2018, Azamara Pursuit in the third quarter of 2018 and, to a lesser extent, Celebrity Edge in the fourth quarter of 2018 and the Silversea Cruises fleet, partially offset by the sale of Legend of the Seas in 2017 and additional dry dock days in 2018 compared to 2017. Additionally, 2017 includes the impact of canceled sailings from hurricane-related disruptions which did not recur in 2018;
•an increase of $216.3 million in ticket prices primarily driven by higher pricing on Asia/Pacific and Europe sailings and the increase to our ticket price on a per passenger basis due to the addition of Symphony of the Seas, Azamara Pursuit, Celebrity Edge and the Silversea Cruises fleet, partially offset by a decrease in pricing on Caribbean sailings; and
•the favorable effect of changes in foreign currency exchange rates related to our revenue transactions denominated in currencies other than the United States dollar of approximately $7.8 million.
The remaining 28.5% of 2018 total revenues was comprised of Onboard and other revenues, which increased $236.5 million, or 9.6%. The increase in Onboard and other revenues was primarily due to:
•a $112.5 million increase in onboard revenue attributable to higher spending on a per passenger basis primarily due to our revenue enhancing initiatives, including beverage package sales and promotions, gaming initiatives, and new strategies and promotions on our shore excursion, specialty restaurant and Internet services;
•a $97.4 million increase attributable to the 4.0% increase in capacity noted above; and
•a $23.2 million increase in other revenue primarily due to cancellation fees mostly associated with non-refundable deposit promotions and the addition of Silversea Cruises.
Onboard and other revenues included concession revenues of $339.0 million in 2018 and $326.5 million in 2017.
Cruise Operating Expenses
Total cruise operating expenses for 2018 decreased $365.6 million, or 7.5%, to $5.3 billion in 2018 from $4.9 billion in 2017. The decrease was primarily due to:
•the 4.0% increase in capacity noted above, which increased cruise operating expenses by $198.6 million;

•a $30.9 million gain recognized in 2017 resulting from the sale of Legend of the Seas, which did not recur in 2018;
•a $37.3 million increase in payroll and related expenses primarily driven by Silversea Cruises' higher crew to passenger ratio, an increase in employee bonuses and changes in our gratuity structure;
•a $23.5 million increase in air expense primarily related to the addition of Silversea Cruises and itinerary changes;
•a $19.7 million increase in vessel maintenance primarily due to the timing of scheduled drydocks; and
•an unfavorable effect of changes in foreign currency, exchange rates related to our cruise operating expenses denominated in currencies other than the United States dollar of $8.1 million.
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
Other Income (Expense)
Interest expense, net of interest capitalized, increased $33.7 million, or 11.2%, to $333.7 million in 2018 from $300.0 million in 2017. The increase was mostly due to a higher average debt level in 2018 compared to 2017, attributable to the financing of Symphony of the Seas, Celebrity Edge and our acquisition of Silversea Cruises in 2018, and higher interest rates in 2018 compared to 2017, partially offset by an increase in capitalized interest due to our ships on order.
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
Gross and Net Cruise Costs

Gross and Net Cruise Costs increased 7.4% and 8.0%, respectively, in 2018 compared to 2017 and Gross and Net Cruise Costs per APCD increased 3.2% and 3.8%, respectively, in 2018 compared to 2017, primarily due to the increase in cruise operating expenses discussed above. Gross and Net Cruise Costs on a Constant Currency basis increased 7.2% and 7.7%, respectively, in 2018 compared to 2017.
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
Liquidity and Capital Resources
Sources and Uses of Cash
Cash flow generated from operations provides us with a significant source of liquidity. Net cash provided by operating activities increased $237.2 million to $3.7 billion in 2019 compared to $3.5 billion in 2018. The increase in cash provided by operating activities was primarily attributable to an increase in proceeds from customer deposits and an increase in cash receipts from onboard spending. The increase was partially offset by a decrease in dividends received from unconsolidated affiliates of $92.9 million.
Net cash provided by operating activities increased $604.6 million to $3.5 billion in 2018 compared to $2.9 billion in 2017. The increase in cash provided by operating activities was primarily attributable to an increase in proceeds from customer deposits, an increase in cash receipts from onboard spending and a decrease in fuel costs in 2018 compared to 2017. Additionally, dividends received from unconsolidated affiliates increased by $133.4 million.
Net cash used in investing activities decreased $1.4 billion to $3.1 billion in 2019 compared to $4.5 billion in 2018. The decrease was primarily attributable to the $916.1 million of cash paid for the acquisition of Silversea Cruises, net of cash acquired, in 2018, which did not recur in 2019 and a decrease in capital expenditures of $635.4 million due mostly to the delivery of two more ships in 2018 compared to 2019, partially offset by higher fleet modernization costs in 2019 compared to 2018.
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
Net cash used in financing activities was $670.4 million in 2019 compared to Net cash provided in financing activities of $1.2 billion in 2018. The change was primarily attributable to a decrease in debt proceeds of $5.1 billion in 2019 compared to 2018 primarily due to a decrease in borrowings on our revolving credit facilities and less unsecured term loan borrowings resulting from less ship deliveries in 2019 and the financing of the acquisition of Silversea Cruises in 2018. This decrease in proceeds was partially offset by a decrease in repayments of debt of $2.9 billion and a decrease in stock repurchases of $475.5 million in 2019 compared to 2018.
Net cash provided by financing activities was $1.2 billion in 2018 compared to Net cash used in financing activities of $2.7 billion in 2017. The change was primarily attributable to an increase in proceeds from the issuance of commercial paper notes of $4.7 billion in 2018 compared to none issued in 2017 and an increase in debt proceeds of $2.7 billion in 2018 compared to 2017. The increase in debt proceeds in 2018 was primarily due to the $1.2 billion unsecured term loan borrowed to finance Symphony of the Seas, and the $729.0 million unsecured term loan borrowed to finance Celebrity Edge, the $700.0 million unsecured term loan borrowed to finance the acquisition of Silversea Cruises, an increase in borrowings on our revolving credit facilities and the $130.0 million credit agreement.

Future Capital Commitments
Our future capital commitments consist primarily of new ship orders. As of December 31, 2019, we have two Oasis-class ships, one Quantum-class ship, and three ships of a new generation, known as our Icon-class, on order for our Royal Caribbean International brand with an aggregate capacity of approximately 32,400 berths. As of December 31, 2019, we have three Edge-class ships with an aggregate capacity of approximately 9,400 berths. Additionally as of December 31, 2019, we have five ships on order for our Silversea Cruises brand with an aggregate capacity of approximately 2,400 berths. Refer to Item 1. Business-Operations for further information on our ships on order. For each of these orders, we have committed financing arrangements in place covering 80% of the cost of the ship, almost all of which include sovereign financing guarantees.
As of December 31, 2019, the aggregate cost of our ships on order, not including any ships on order by our Partner Brands and the Silversea Cruises ships that remain contingent upon final documentation and financing, was approximately $14.8 billion, of which we had deposited $881.5 million as of such date. Approximately 65.9% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at December 31, 2019. (Refer to Note 18. Fair Value Measurements and Derivative Instruments and Note 19. Commitments and Contingencies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data).
As of December 31, 2019, anticipated overall capital expenditures, based on our existing ships on order, are approximately $4.7 billion for 2020, $3.5 billion for 2021, $3.6 billion for 2022 and $2.9 billion for 2023.
Contractual Obligations
As of December 31, 2019, our contractual obligations were as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Operating Activities:
Operating lease obligations(1)	$938,354	$126,234	$217,941	$177,057	$417,122
Interest on long-term debt(2)	1,918,714	348,821	588,296	383,167	598,430
Other(3)	455,404	202,879	194,936	23,356	34,233
Investing Activities:
Ship purchase obligations(4)	11,418,681	2,195,931	4,958,432	3,060,998	1,203,320
Financing Activities:
Commercial paper(5)	1,434,180	1,434,180	—	—	—
Debt obligations(6)	9,370,438	1,153,024	3,270,006	1,476,538	3,470,870
Capital lease obligations(7)	230,258	33,562	53,203	10,541	132,952
Other(8)	15,008	4,841	7,406	2,761
Total	$25,781,037	$5,499,472	$9,290,220	$5,134,418	$5,856,927
___________________________________________________________________
(1)   We are obligated under noncancelable operating leases primarily for offices, warehouses and motor vehicles. Amounts represent contractual obligations with initial terms in excess of one year.
(2)     Debt obligations mature at various dates through fiscal year 2037 and bear interest at fixed and variable rates. Interest on variable-rate debt is calculated based on forecasted debt balances, including the impact of interest rate swap agreements, using the applicable rate at December 31, 2019. Debt denominated in other currencies is calculated based on the applicable exchange rate at December 31, 2019.
(3)    Amounts primarily represent future commitments with remaining terms in excess of one year to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts.
(4)     Amounts do not include potential obligations which remain subject to cancellation at our sole discretion or any agreements entered for ships on order that remain contingent upon completion of conditions precedent. Additionally, amounts do not include activity related to Silversea Cruises, including ships placed on order, if any, during the three-month reporting lag period. Refer to the Capital Expenditure section.
(5)   Refer to Note 9. Debt to our consolidated financial statements under Item 8. Financial Statements and Supplemental Data to our consolidated financial statements for further information.

(6) Debt denominated in other currencies is calculated based on the applicable exchange rate at December 31, 2019. In addition, debt obligations presented above are net of debt issuance costs of $206.6 million as of December 31, 2019.
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
Off-Balance Sheet Arrangements
We and TUI AG have each guaranteed the repayment by TUI Cruises of 50% of a bank loan. As of December 31, 2019, the outstanding principal amount of the loan was €26.4 million, or approximately $29.7 million, based on the exchange rate at December 31, 2019. The loan amortizes quarterly and is currently secured by a first mortgage on Mein Schiff Herz, previously known as Mein Schiff 2. Based on current facts and circumstances, we do not believe potential obligations under our guarantee of this bank loan are probable.
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
As of December 31, 2019, other than the items described above, we are not party to any other off-balance sheet arrangements, including guarantee contracts, retained or contingent interest, certain derivative instruments and variable interest entities, that either have, or are reasonably likely to have, a current or future material effect on our financial position.
Funding Needs and Sources
We have significant contractual obligations of which our debt service obligations and the capital expenditures associated with our ship purchases represent our largest funding needs. As of December 31, 2019, we had approximately $5.5 billion in contractual obligations due through December 31, 2020 of which approximately $2.6 billion relates to debt maturities including our commercial paper notes, $348.8 million relates to interest on debt and $2.2 billion relates to progress payments on our ship orders and the final installments payable due upon the deliveries of Celebrity Apex, Silver Origin, Silver Moon and Odyssey of the Seas in 2020. We have historically relied on a combination of cash flows provided by operations, drawdowns under our available credit facilities and our commercial paper program, the incurrence of additional debt and/or the refinancing of our existing debt and the issuance of additional shares of equity securities to fund these obligations.
As of December 31, 2019, we had a working capital deficit of $6.8 billion, which included $1.2 billion of current portion of debt, including finance leases, and $1.4 billion of commercial paper. As of December 31, 2018, we had a working capital deficit of $5.9 billion, which included $1.6 billion of current portion of debt, including finance leases and $0.8 million of commercial paper. Similar to others in our industry, we operate with a substantial working capital deficit. This deficit is mainly attributable to the fact that, under our business model, a vast majority of our passenger ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts remain a current liability until the sailing date. The cash generated from these advance receipts is used interchangeably with cash on hand from other sources, such as our revolving credit facilities, commercial paper and other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future sailing or otherwise, pay down our revolving credit facilities and commercial paper, invest in long term investments or any other use of cash. In addition, we have a relatively low-level of accounts receivable and rapid turnover results in a limited investment in inventories. We generate substantial cash flows from operations, and our business model, along with our unsecured revolving credit facilities, has historically allowed us to maintain this working capital deficit and still meet our operating, investing and financing needs. We expect that we will continue to have working capital deficits in the future.
As of December 31, 2019, we had liquidity of $1.5 billion, consisting of $243.7 million in cash and cash equivalents and $1.3 billion available under our unsecured credit facilities, net of our outstanding commercial paper notes.
We anticipate that our cash flows from operations and our current financing arrangements, as described above, will be adequate to meet our capital expenditures and debt repayments over the next twelve-month period.
As of December 31, 2019, we have approximately $600.0 million that remains available for future common stock repurchase transactions under a 24-month common stock repurchase program for up to $1.0 billion authorized by our board of directors in May 2018. Repurchases under the program may be made at management's discretion from time to time on the open market or through privately negotiated transactions and are expected to be funded from available cash or borrowings. Refer to Note 12. Shareholders' Equity to our consolidated financial statements under Item 8. Financial Statements and Supplemental Data for further information.
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
Debt Covenants
Certain of our financing agreements contain covenants that require us, among other things, to maintain minimum net worth of at least $9.9 billion, a fixed charge coverage ratio of at least 1.25x and limit our net debt-to-capital ratio to no more than 62.5%. The fixed charge coverage ratio is calculated by dividing net cash from operations for the past four quarters by the sum of dividend payments plus scheduled principal debt payments in excess of any new financings for the past four quarters. Our minimum net worth and maximum net debt-to-capital calculations exclude the impact of Accumulated other comprehensive loss on Total shareholders' equity. We were well in excess of all debt covenant requirements as of December 31, 2019. The specific covenants and related definitions can be found in the applicable debt agreements, the majority of which have been previously filed with the Securities and Exchange Commission.
Dividends
In December 2019, we declared a cash dividend on our common stock of $0.78 per share which was paid in the first quarter of 2020. We declared a cash dividend on our common stock of $0.78 per share during the third quarter of 2019 which was paid in the fourth quarter of 2019. During the first and second quarters of 2019, we declared a cash dividend on our common stock of $0.70 per share which was paid in the second and third quarters of 2019, respectively. During the first quarter of 2019, we also paid a cash dividend on our common stock of $0.70 per share which was declared during the fourth quarter of 2018.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Financial Instruments and Other
General
We are exposed to market risk attributable to changes in interest rates, foreign currency exchange rates and fuel prices. We try to mitigate these risks through a combination of our normal operating and financing activities and through the use of derivative financial instruments pursuant to our hedging practices and policies. The financial impact of these hedging instruments is primarily offset by corresponding changes in the underlying exposures being hedged. We achieve this by closely matching the amount, term and conditions of the derivative instrument with the underlying risk being hedged. Although certain of our derivative financial instruments do not qualify or are not accounted for under hedge accounting, our objective is not to hold or issue derivative financial instruments for trading or other speculative purposes. (Refer to Note 18. Fair Value Measurements and Derivative Instruments to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data.)
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates to our long-term debt obligations including future interest payments. At December 31, 2019, approximately 62.1% of our long-term debt was effectively fixed as compared to 59.1% as of December 31, 2018. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense.
Market risk associated with our long-term fixed rate debt is the potential increase in fair value resulting from a decrease in interest rates. We use interest rate swap agreements that effectively convert a portion of our fixed-rate debt to a floating-rate basis to manage this risk. At December 31, 2019 and 2018, we maintained interest rate swap agreements on the following fixed-rate debt instruments:

Debt Instrument	Swap Notional as of December 31, 2019 (In thousands)	Maturity	Debt Fixed Rate	Swap Floating Rate: LIBOR plus	All-in Swap Floating Rate as of December 31, 2019
Oasis of the Seas term loan	$70,000	October 2021	5.41%	3.87%	5.8%
Unsecured senior notes	650,000	November 2022	5.25%	3.63%	5.54%
	$720,000
These interest rate swap agreements are accounted for as fair value hedges.
The estimated fair value of our long-term fixed-rate debt at December 31, 2019 was $5.6 billion, using quoted market prices, where available, or using the present value of expected future cash flows which incorporates risk profile. The fair value of our fixed to floating interest rate swap agreements was estimated to be a liability of $1.6 million as of December 31, 2019, based on the present value of expected future cash flows. A hypothetical one percentage point decrease in interest rates at December 31, 2019 would increase the fair value of our hedged and unhedged long-term fixed-rate debt by approximately $266.2 million and would increase the fair value of our fixed to floating interest rate swap agreements by approximately $16.5 million.
Market risk associated with our long-term floating-rate debt is the potential increase in interest expense from an increase in interest rates. We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage this risk. A hypothetical one percentage point increase in interest rates would increase our forecasted 2020 interest expense by approximately $37.4 million, assuming no change in foreign currency exchange rates.

At December 31, 2019 and 2018, we maintained interest rate swap agreements on the following floating-rate debt instruments:

Debt Instrument	Swap Notional as of December 31, 2019 (In thousands)	Maturity	Debt Floating Rate		All-in Swap Fixed Rate
Celebrity Reflection term loan	$272,708	October 2024	LIBOR plus	0.40%	2.85%
Quantum of the Seas term loan	428,750	October 2026	LIBOR plus	1.30%	3.74%
Anthem of the Seas term loan	453,125	April 2027	LIBOR plus	1.30%	3.86%
Ovation of the Seas term loan	587,917	April 2028	LIBOR plus	1.00%	3.16%
Harmony of the Seas term loan (1)	551,325	May 2028	EURIBOR plus	1.15%	2.26%
Odyssey of the Seas term loan (2)	460,000	October 2032	LIBOR plus	0.95%	3.20%
	$2,753,825
___________________________________________________________________
(1) Interest rate swap agreements hedging the Euro-denominated term loan for Harmony of the Seas include EURIBOR zero-floors matching the hedged debt EURIBOR zero-floor. Amount presented is based on the exchange rate as of December 31, 2019.
(2) Interest rate swap agreements hedging the term loan for Odyssey of the Seas include LIBOR zero-floors matching the hedged debt LIBOR zero-floor. The anticipated unsecured term loan for the financing of Odyssey of the Seas is expected to be drawn in October 2020.
These interest rate swap agreements are accounted for as cash flow hedges.
The fair value of our floating to fixed interest rate swap agreements was estimated to be a liability of $65.4 million as of December 31, 2019 based on the present value of expected future cash flows. These interest rate swap agreements are accounted for as cash flow hedges.
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
The estimated fair value, as of December 31, 2019, of our Euro-denominated forward contracts associated with our ship construction contracts was a liability of $139.2 million, based on the present value of expected future cash flows. As of December 31, 2019, the aggregate cost of our ships on order, not including ships on order by our Partner Brands and the Silversea Cruises ships that remain contingent upon final documentation and financing, was approximately $14.8 billion, of which we had deposited $881.5 million as of such date. Approximately 65.9% and 53.5% of the aggregate cost of the ships under construction was exposed to fluctuations in the Euro exchange rate at December 31, 2019 and 2018, respectively. A hypothetical 10% strengthening of the Euro as of December 31, 2019, assuming no changes in comparative interest rates, would result in a $972.2 million increase in the United States dollar cost of the foreign currency denominated ship construction contracts exposed to fluctuations in the Euro exchange rate. Our foreign currency forward contract agreements are accounted for as cash flow or net investment hedges depending on the designation of the related hedge.
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

We consider our investments in our foreign operations to be denominated in relatively stable currencies and of a long-term nature. As of December 31, 2019, we maintained foreign currency forward contracts and designated them as hedges of a portion of our net investment in TUI Cruises of €173.0 million, or approximately $194.2 million based on the exchange rate at December 31, 2019. These forward currency contracts mature in October 2021.
We also address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries' and investments' functional currencies and designating it as a hedge of these subsidiaries and investments. We had designated debt as a hedge of our net investments primarily in TUI Cruises of approximately €319.0 million, or approximately $358.1 million, through December 31, 2019. As of December 31, 2018, we had designated debt as a hedge of our net investments primarily in TUI Cruises of approximately €280.0 million, or approximately $320.2 million.
We have included net gains of approximately $96.8 million and $86.1 million of foreign-currency transaction remeasurement and changes in the fair value of derivatives in the foreign currency translation adjustment component of Accumulated other comprehensive loss at December 31, 2019 and 2018, respectively.
On a regular basis, we enter into foreign currency forward contracts and, from time to time, we utilize cross-currency swap agreements and collar options to minimize the volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than our functional currency or the functional currencies of our foreign subsidiaries. During 2019, we maintained an average of approximately $689.7 million of these foreign currency forward contracts. These instruments are not designated as hedging instruments. For the years ended December 31, 2019, 2018 and 2017 changes in the fair value of the foreign currency forward contracts resulted in gains (losses) of approximately $1.4 million, $(62.4) million and $62.0 million, respectively, which offset gains (losses) arising from the remeasurement of monetary assets and liabilities denominated in foreign currencies in those same years of $0.4 million, $57.6 million and $(75.6) million, respectively. These changes were recognized in earnings within Other income (expense) in our consolidated statements of comprehensive income (loss).
Fuel Price Risk
Our exposure to market risk for changes in fuel prices relates primarily to the consumption of fuel on our ships. Fuel cost (net of the financial impact of fuel swap agreements), as a percentage of our total revenues, was approximately 6.4% in 2019, 7.5% in 2018 and 7.8% in 2017. We use fuel swap agreements to mitigate the financial impact of fluctuations in fuel prices.
As of December 31, 2019, we had fuel swap agreements to pay fixed prices for fuel with an aggregate notional amount of approximately $810.0 million, maturing through 2023. The fuel swap agreements represented 54% of our projected 2020 fuel requirements, 30% of our projected 2021 fuel requirements, 19% of our projected 2022 fuel requirements and 5% of our projected 2023 fuel requirements. These fuel swap agreements are generally accounted for as cash flow hedges. The estimated fair value of these contracts at December 31, 2019 was estimated to be a liability of $23.8 million. We estimate that a hypothetical 10% increase in our weighted-average fuel price from that experienced during the year ended December 31, 2019 would increase our forecasted 2020 fuel cost by approximately $36.8 million, net of the impact of fuel swap agreements.
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
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our Chairman and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in its report, which is included herein on page F-2.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Except for information concerning executive officers (called for by Item 401(b) of Regulation S-K), which is included in Part I of this Annual Report on Form 10-K, the information required by Items 10, 11, 12, 13 and 14 is incorporated herein by reference to certain sections of the Royal Caribbean Cruises Ltd. Definitive Proxy Statement relating to our 2020 Annual Meeting of Shareholders (the "Proxy Statement") to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year. Please refer to the following sections in the Proxy Statement for more information: "Corporate Governance"; "Proposal 1—Election of Directors"; "Certain Relationships and Related Person Transactions"; "Section 16(a) Beneficial Ownership Reporting Compliance"; "Executive Compensation"; "Security Ownership of Certain Beneficial Owners and Management"; and "Proposal 3—Ratification of Principal Independent Registered Public Accounting Firm." Copies of the Proxy Statement will become available when filed through our Investor Relations website at www.rclcorporate.com (please see "Financial Reports" under "Financial Information"); by contacting our Investor Relations department at 1050 Caribbean Way, Miami, Florida 33132—telephone (305) 982-2625; or by visiting the SEC's website at www.sec.gov.
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
(1)Financial Statement Schedules
None.
(1)Exhibits
Exhibits 10.36 through 10.57 represent management compensatory plans or arrangements.

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
3.1	Restated Articles of Incorporation of the Company, as amended (composite)	S-3	3.1	3/23/2009
3.2	Amended and Restated By-Laws of the Company, as amended	8-K	3.1	12/6/2018
4.1	Indenture dated as of July 15, 1994, by and between the Company, as issuer, and The Bank of New York Trust Company, N.A., successor to NationsBank of Georgia, National Association, as Trustee	20-F	2.4	12/31/1994
4.2	Sixth Supplemental Indenture dated as of October 14, 1997, to the Indenture, dated as of July 15, 1994, by and between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee	20-F	2.11	12/31/1997
4.3	Eighth Supplemental Indenture dated as of March 16, 1998, to the Indenture, dated as of July 15, 1994, by and between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee	20-F	2.13	12/31/1997
4.4	Form of Indenture, dated as of July 31, 2006, by and between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee	S-3	4.1	7/31/2006
4.5	Second Supplemental Indenture dated as of November 7, 2012 between the Company, as issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.1	11/7/2012
4.6	Third Supplemental Indenture, dated as of November 28, 2017 between the Company, as issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.1	11/28/2017
4.7	Indenture dated as of January 30, 2017 among Silversea Cruise Finance Ltd., as issuer, Citibank, N.A., London Branch, as Trustee, as Principal Paying Agent and as Security Agent, and Citigroup Global Markets Deutschland AG, as Registrar	10-K	4.7	12/31/2018
4.8	Supplemental Indenture dated as of February 1, 2017 by and among Silversea Cruise Finance Ltd., as issuer, the other parties listed as New Guarantors, and Citibank, N.A., London Branch, as Trustee	10-K	4.8	12/31/2018
4.9	Second Supplemental Indenture dated as of February 1, 2019 by and between Silversea Cruise Finance Ltd., as issuer, and Citibank, N.A., London Branch, as Trustee	10-K	4.9	12/31/2018
4.10	Description of the Company's Securities*
10.1	Amended and Restated Registration Rights Agreement dated as of July 30, 1997, by and among the Company, A. Wilhelmsen AS., Cruise Associates, Monument Capital Corporation, Archinav Holdings, Ltd. and Overseas Cruiseship, Inc.	20-F	2.20	12/31/1997
10.2	Amendment to the Credit Agreement, dated as of December 4, 2017, by and among the Company, the various financial institutions as are or shall become parties thereto and The Bank of Nova Scotia, as administrative agent for the lender parties	8-K	10.1	12/7/2017

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
10.3	Amendment to the Credit Agreement, dated as of April 5, 2019, among Royal Caribbean Cruises Ltd., the various financial institutions as are or shall become parties thereto and The Bank of Nova Scotia, as administrative agent for the lender parties	8-K	10.1	4/10/2019
10.4	Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of May 24, 2019, among the Company, the various financial institutions party thereto and Nordea Bank ABP, as administrative agent	10-Q	10.3	7/25/2019
10.5	Amendment to the Credit Agreement, dated as of October 12, 2017, by and among the Company, the various financial institutions as are or shall become parties thereto and Nordea Bank AB (PUBL), New York branch, as administrative agent for the lender parties	8-K	10.3	10/17/2017
10.6	Amendment No. 4 to Hull No. S-697 Credit Agreement, dated as of February 2, 2016, by and between the Company, the Lenders from time to time party thereto, the Mandated Lead Arrangers and KfW IPEX-Bank GmbH, as Hermes Agent and Facility Agent	10-K	10.7	12/31/2015
10.7	Amendment No. 5 to Hull No. S-697 Credit Agreement, dated as of July 3, 2018, by and between the Company, the Lenders from time to time party thereto, the Mandated Lead Arrangers and KfW IPEX-Bank GmbH, as Hermes Agent and Facility Agent	10-Q	10.4	6/30/2018
10.8	Amendment No. 4 to Hull No. S-698 Credit Agreement, dated as of February 3, 2016, by and between the Company, the Lenders from time to time party thereto, the Mandated Lead Arrangers and KfW IPEX-Bank GmbH, as Hermes Agent and Facility Agent	10-K	10.8	12/31/2015
10.9	Amendment No. 5 to Hull No. S-698 Credit Agreement, dated as of July 3, 2018, by and between the Company, the Lenders from time to time party thereto, the Mandated Lead Arrangers and KfW IPEX-Bank GmbH, as Hermes Agent and Facility Agent	10-Q	10.5	6/30/2018
10.10	Amendment No. 1 to Hull No. S-699 Credit Agreement, dated as of March 31, 2016, by and between the Company, the Lenders from time to time party thereto, the Mandated Lead Arrangers and KfW IPEX-Bank GmbH, as Hermes Agent and Facility Agent	10-Q	10.1	3/31/2016
10.11	Amendment No. 2 to Hull No. S-699 Credit Agreement, dated as of July 3, 2018, by and between the Company, the Lenders from time to time party thereto, the Mandated Lead Arrangers and KfW IPEX-Bank GmbH, as Hermes Agent and Facility Agent	10-Q	10.6	6/30/2018
10.12	Amendment and Restatement Agreement, dated as of January 15, 2016, in respect of a Facility Agreement dated, as of July 9, 2013, by and between the Company, the Lenders from time to time party thereto, Société Générale, as Facility Agent and Mandated Lead Arranger, BNP Paribas, as Documentation Bank and Mandated Lead Arranger, and HSBC France, as Mandated Lead Arranger	10-K	10.10	12/31/2015
10.13	Amendment and Restatement Agreement, dated as of August 15, 2019, in respect of a Facility Agreement dated, as of July 9, 2013, by and between the Company, the Lenders from time to time party thereto, Société Générale, as Facility Agent and Mandated Lead Arranger, BNP Paribas, as Documentation Bank and Mandated Lead Arranger, and HSBC France, as Mandated Lead Arranger	10-Q	10.1	10/30/2019
10.14	Hull No. B34 Credit Agreement, dated as of January 30, 2015, as novated, amended and restated on the Actual Delivery Date pursuant to a novation agreement dated January 30, 2015 (as amended),between Royal Caribbean Cruises Ltd., Citibank N.A., London Branch, Citibank Europe plc, UK Branch, and the banks and financial institutions as lender parties thereto	10-Q	10.1	3/31/2018
10.15	Hull No. S-700 Credit Agreement, dated as of November 13, 2015, by and among the Company, the Lenders from time to time party thereto and KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent and Initial Mandated Lead Arranger	8-K	10.1	11/19/2015

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
10.16	Amendment No. 1 to Hull No. S-700 Credit Agreement, dated as of November 13, 2015, by and among the Company, the Lenders from time to time party thereto and KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent and Initial Mandated Lead Arranger	10-Q	10.7	6/30/2018
10.17	Amendment No. 2 to Hull No. S-700 Credit Agreement, dated as of July 3, 2018, by and among the Company, the Lenders from time to time party thereto and KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent and Initial Mandated Lead Arranger	10-Q	10.8	6/30/2018
10.18	Hull No. S-713 Credit Agreement, dated as of November 13, 2015, by and among the Company, the Lenders from time to time party thereto and KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent and Initial Mandated Lead Arranger	8-K	10.2	11/19/2015
10.19	Amendment No. 1 to Hull No. S-713 Credit Agreement, dated as of September 7, 2016, by and among the Company, the Lenders from time to time party thereto and KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent and Initial Mandated Lead Arranger	10-Q	10.9	6/30/2018
10.20	Amendment No. 2 to Hull No. S-713 Credit Agreement, dated as of July 3, 2018, by and among the Company, the Lenders from time to time party thereto and KfW IPEX-Bank GmbH, as Hermes Agent,Facility Agent and Initial Mandated Lead Arranger	10-Q	10.10	6/30/2018
10.21	Hull No. J34 Credit Agreement, dated as of June 22, 2016, as novated, amended and restated on the Actual Delivery Date pursuant to a novation agreement dated June 22, 2016 (as amended), between Royal Caribbean Cruises Ltd., Citibank N.A., London Branch, Citibank Europe plc, UK Branch, and the banks and financial institutions as lender parties thereto	10-K	10.18	12/31/2018
10.22	Novation Agreement, dated as of June 22, 2016, by and between Azairemia Finance Ltd., Royal Caribbean Cruises Ltd., Citibank Europe Plc, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC France, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch and the banks and financial institutions as lender parties thereto	8-K	10.2	6/28/2016
10.23	First Supplemental Agreement, dated as of October 5, 2018, relating to Hull No. K34 and the Novation Agreement, dated as of June 22, 2016, by and between Azairemia Finance Ltd., Royal Caribbean Cruises Ltd., Citibank Europe Plc, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC France, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch, and the banks and financial institutions as lender parties thereto	10-K	10.20	12/31/2018
10.24	Novation Agreement, dated as of July 24, 2017, between Hibisyeu Finance Ltd., Royal Caribbean Cruises Ltd., Citibank Europe Plc, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC France, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch and the banks and financial institutions as lender parties thereto	8-K	10.1	7/28/2017
10.25	Novation Agreement, dated as of July 24, 2017, between Hoediscus Finance Ltd., Royal Caribbean Cruises Ltd., Citibank Europe Plc, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC France, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch and the banks and financial institutions as lender parties thereto	8-K	10.2	7/28/2017
10.26	Novation Agreement, dated as of July 24, 2017, between Houatorris Finance Ltd., Royal Caribbean Cruises Ltd., Citibank Europe Plc, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC France, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch and the banks and financial institutions as lender parties thereto	8-K	10.3	7/28/2017

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
10.27	Novation Agreement, dated as of December 13, 2019, between Palmeraie Finance Limited, Royal Caribbean Cruises Ltd., Citibank Europe Plc, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch HSBC France, Banco Santander S.A., Banco Bilbao Vizcaya Argentaria S.A., Paris Branch, BNP Paribas SA, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch, Société Générale, Unicredit Bank AG and the banks and financial institutions as lender parties thereto	8-K	10.1	12/18/2019
10.28	Icon 1 Hull No. S-1400 Credit Agreement, dated as of October 11, 2017, between Royal Caribbean Cruises Ltd., as the Borrower, the Lenders from time to time party thereto, KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent, Documentation Agent and Initial Mandated Lead Arranger and BNP Paribas Fortis SA/NV as Finnvera Agent	8-K	10.1	10/17/2017
10.29	Amendment No. 1 to Icon 1 Hull No. S-1400 Credit Agreement, dated as of July 3, 2018, between Royal Caribbean Cruises Ltd., as the Borrower, the Lenders from time to time party thereto, KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent, Documentation Agent and Initial Mandated Lead Arranger and BNP Paribas Fortis SA/NV as Finnvera Agent	10-Q	10.11	6/30/2018
10.30	Icon 2 Hull No. S-1401 Credit Agreement, dated as of October 11, 2017, between Royal Caribbean Cruises Ltd., as the Borrower, the Lenders from time to time party thereto, KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent, Documentation Agent and Initial Mandated Lead Arranger and BNP Paribas Fortis SA/NV as Finnvera Agent	8-K	10.2	10/17/2017
10.31	Amendment No. 1 to Icon 2 Hull No. S-1401 Credit Agreement, dated as of July 3, 2018, between Royal Caribbean Cruises Ltd., as the Borrower, the Lenders from time to time party thereto, KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent, Documentation Agent and Initial Mandated Lead Arranger and BNP Paribas Fortis SA/NV as Finnvera Agent	10-Q	10.12	6/30/2018
10.32	Icon 3 Hull No. 1402 Credit Agreement, dated as of December 18, 2019, between Royal Caribbean Cruises Ltd., as the Borrower, KfW IPEX-Bank GmbH, as Facility Agent CIRR Agent, Documentation Agent, Hermes Agent, Initial Manadated Lead Arranger and Sole Bookrunner, and the Lenders and Residual Risk Guarantors from time to time party thereto	8-K	10.1	12/20/2019
10.33	Loan Agreement, dated as of June 29, 2018, among Royal Caribbean Cruises Ltd., as the Borrower, the Lenders from time to time party thereto, and JP Morgan Chase Bank, N.A. as Administrative Agent and Bank of America, N.A., Citigroup Global Markets Limited, Goldman Sachs Bank USA and Morgan Stanley Senior Funding,Inc. as Co-Syndication Agents	8-K	10.1	7/5/2018
10.34	Loan Agreement, dated as of April 5, 2019, among Royal Caribbean Cruises Ltd., as the Borrower, the Lenders from time to time party thereto, Bank of America, N.A. as Administrative Agent and Banco Bilbao Vizcaya Argentaria, S.A. New York Branch, Sumitomo Mitsui Banking Corporation, The Bank of Nova Scotia, Wells Fargo Bank, National Association and DNB Markets Inc. as Co-Syndication Agents	8-K	10.2	4/10/2019
10.35	Commercial Paper Dealer Agreement, dated June 14, 2018, between Royal Caribbean Cruises Ltd., as issuer, and the dealer party thereto	8-K	10.1	6/18/2018
10.36	Royal Caribbean Cruises Ltd. 2008 Equity Incentive Plan (as amended)	10-K	10.17	12/31/2016
10.37	Form of 2008 Equity Incentive Plan Stock Option Award Agreement—Incentive Options	10-Q	10.3	9/30/2008
10.38	Form of 2008 Equity Incentive Plan Stock Option Award Agreement—Nonqualified Options	10-Q	10.4	9/30/2008
10.39	Form of 2008 Equity Incentive Plan Restricted Stock Unit Agreement— Executive Officer Grants	10-K	10.23	12/31/2013
10.40	Form of 2008 Equity Incentive Plan Restricted Stock Unit Agreement— Executive Officer Grants (Non-Vesting Into Retirement)	10-Q	10.7	9/30/2017
10.41	Form of 2008 Equity Incentive Plan Restricted Stock Unit Agreement—Director Grants	10-K	10.31	12/31/2010
10.42	Form of 2008 Equity Incentive Plan Performance Shares Agreement	10-K	10.27	12/31/2014

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
10.43	Form of 2008 Equity Incentive Plan Performance-Based Restricted Shares Agreement	10-K	10.26	12/31/2015
10.44	Employment Agreement, dated as of December 31, 2012, by and between the Company and Richard D. Fain	10-K	10.22	12/31/2012
10.45	Employment Agreement, dated as of May 20, 2013, by and between the Company and Jason T. Liberty	10-Q	10.2	6/30/2013
10.46	Employment Agreement, dated as of July 16, 2015, by and between the Company and Michael W. Bayley	10-Q	10.3	6/30/2015
10.47	Form of First Amendment to Employment Agreement, dated as of February 6, 2015 (entered into between the Company and each of Messrs. Fain and Liberty)	10-K	10.33	12/31/2014
10.48	Employment Agreement dated as of August 3, 2015, by and between Celebrity Cruises Inc. and Lisa Lutoff-Perlo	10-K	10.31	12/31/2016
10.49	Employment Agreement, dated as of December 31, 2012, by and between the Company and Harri U. Kulovaara	10-K	10.26	2/25/2013
10.50	Form of First Amendment to Employment Agreement, dated as of February 6, 2015 (entered into between the Company and each of Messrs. Fain, Kulovaara and Liberty)	10-K	10.33	12/31/2014
10.51	Royal Caribbean Cruises Ltd. Executive Short-Term Bonus Plan	10-Q	10.4	6/30/2015
10.52	Royal Caribbean Cruises Ltd. Supplemental Executive Retirement Plan	8-K	10.3	12/8/2005
10.53	Amendment to Royal Caribbean Cruises Ltd. Supplemental Executive Retirement Plan	10-K	10.31	12/31/2006
10.54	Amendment to Royal Caribbean Cruises Ltd. Supplemental Executive Retirement Plan	10-K	10.31	12/31/2007
10.55	Amendment to Royal Caribbean Cruises Ltd. Supplemental Executive Retirement Plan	10-Q	10.1	9/30/2008
10.56	Amendment to Royal Caribbean Cruises Ltd. Supplemental Executive Retirement Plan	10-K	10.38	12/31/2008
10.57	Cruise Policy for Members of the Board of Directors of the Company	10-K	10.35	12/31/2013
21.1	List of Subsidiaries*
23.1	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm*
23.2	Consent of Drinker Biddle & Reath LLP*
24.1	Power of Attorney*
31.1	Certification of Richard D. Fain required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934*
31.2	Certification of Jason T. Liberty required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Richard D. Fain and Jason T. Liberty pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code**
* Filed herewith
** Furnished herewith
Interactive Data File

101	The following financial statements from Royal Caribbean Cruises Ltd.'s Annual Report on Form 10-K for the year ended December 31, 2019 formatted in iXBRL (Inline eXtensible Business Reporting Language) are as follows:
	(i)	the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2019, 2018 and 2017;
	(ii)	the Consolidated Balance Sheets at December 31, 2019 and 2018;
	(iii)	the Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017;
	(iv)	the Consolidated Statements of Shareholders' Equity for the years ended December 31, 2019, 2018 and 2017; and
	(v)	the Notes to the Consolidated Financial Statements, tagged in summary and detail.
104		Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101

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
Jason T. Liberty Executive Vice President, Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

February 25, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2020.

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
Jason T. Liberty, as Attorney-in-Fact

ROYAL CARIBBEAN CRUISES LTD.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Royal Caribbean Cruises Ltd.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Royal Caribbean Cruises Ltd. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of comprehensive income (loss), of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standard Codification (“ASC”) 842, Leases (“ASC 842”), which was adopted using the modified retrospective approach.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Ship Accounting
As described in Notes 2 and 7 to the consolidated financial statements, the Company had vessels with a net book value of approximately $22.7 billion recorded in its financial statements as of December 31, 2019, with capitalized ship improvement costs of approximately $538 million for the year then ended. Ship improvement costs that add value are capitalized, the useful life of the improvement is estimated, and the replaced asset is disposed of on a net cost basis. Any such improvements are depreciated over the shorter of the improvement’s estimated useful lives or that of the associated ship. Accounting estimates related to ship accounting and determinations of ship improvements costs to be capitalized require considerable judgment and are inherently uncertain. Vessels are stated at cost less accumulated depreciation and amortization and depreciation is calculated using the straight-line method over the estimated useful life of the vessels. Management considers the costs and estimates of the useful lives of the ships’ component assets, which are categorized into major component systems, such as the hull, superstructure, main electric, engines and cabins, to determine the estimated weighted-average useful life of a vessel. An assessment of cost allocation methodology is performed at the component level, in order to support the estimated weighted-average useful life and residual values, as well as determine the net cost basis of assets being replaced. Management reviews estimated useful lives and residual values periodically for ongoing reasonableness, and where a trigger for change is identified, a review of the estimate is completed. In the fourth quarter of 2019, the Company invested approximately $170 million of upgrades to its Oasis of the Seas ship under their ship upgrade program. Based on the expected impact of these enhancements, as well as planned future investments and upgrades in the balance of the Oasis class of ships, management now estimates that certain ship components and the overall life of the Oasis class of ships will be extended longer than those previously estimated. In determining the change in estimated useful life and residual value, management utilized quantitative and qualitative analysis, including historical and projected usage patterns, industry benchmarks, planned maintenance programs and projected operational and financial performance of the class.
The principal considerations for our determination that performing procedures relating to ship accounting is a critical audit matter are the significant judgments by management when determining (i) whether ship improvement costs add value to the Company’s ships and are capitalizable; (ii) the related useful life assigned to these ship improvement costs; (iii) the estimated net cost basis of the associated assets being replaced; and (iv) whether changes to estimated weighted-average useful lives and residual values are necessary. This in turn led to significant auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to capitalized ship improvement costs; the estimated useful lives of ship improvement costs; the estimated net cost basis of assets replaced; and management's assessment of the weight-average useful lives and residual values for the Oasis-class ships. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of management’s controls relating to ship improvement costs, including the assessment of the capitalization of ship improvement costs, the estimated useful lives and net cost basis of the assets being replaced and management’s reassessment of the estimated useful lives and residual values for the Oasis class ships during 2019. These procedures also included, among others, for a sample of ship improvement costs, (i) evaluating whether the costs capitalized add value to a ship; (ii) evaluating the reasonableness of the assigned estimated useful lives; and (iii) evaluating the reasonableness of the estimated net cost basis of the assets being replaced. Further, for management’s reassessment of estimated useful life and residual value of the Oasis class of ships, our procedures included (i) evaluating the reasonableness of the 35 year useful life and 10% residual value assigned to the Oasis class ships, considering management’s historical experience with similarly built ships, as well as consideration of anticipated technology and market changes (ii) evaluating the reasonableness of the changes in the estimated useful lives and residual values at the component asset level, (iii) evaluating the feasibility of management’s intended use of the Oasis class of ships, considering 1) historical and projected use patterns 2) consistency of planned refurbishments and maintenance with current program 3) consistency of projected forecasts with past performance and 4) consistency with industry external data. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the estimated useful lives of the assets being replaced and the estimated useful life and residual value of the Oasis class of ships.

/s/ PricewaterhouseCoopers LLP
Miami, FL
February 25, 2020
We have served as the Company’s auditor since at least 1989, which includes periods before the Company became subject to SEC reporting requirements. We have not been able to determine the specific year we began serving as auditor of the Company.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except per share data)
Passenger ticket revenues	$7,857,057	$6,792,716	$6,313,170
Onboard and other revenues	3,093,604	2,701,133	2,464,675
Total revenues	10,950,661	9,493,849	8,777,845
Cruise operating expenses:
Commissions, transportation and other	1,656,297	1,433,739	1,363,170
Onboard and other	639,782	537,355	495,552
Payroll and related	1,079,121	924,985	852,990
Food	583,905	520,909	492,857
Fuel	697,962	710,617	681,118
Other operating	1,405,698	1,134,602	1,010,892
Total cruise operating expenses	6,062,765	5,262,207	4,896,579
Marketing, selling and administrative expenses	1,559,253	1,303,144	1,186,016
Depreciation and amortization expenses	1,245,942	1,033,697	951,194
Operating Income	2,082,701	1,894,801	1,744,056
Other income (expense):
Interest income	26,945	32,800	30,101
Interest expense, net of interest capitalized	(408,513)	(333,672)	(299,982)
Equity investment income	230,980	210,756	156,247
Other (expense) income	(24,513)	11,107	(5,289)
	(175,101)	(79,009)	(118,923)
Net Income	1,907,600	1,815,792	1,625,133
Less: Net Income attributable to noncontrolling interest	28,713	4,750	—
Net Income attributable to Royal Caribbean Cruises Ltd.	$1,878,887	$1,811,042	$1,625,133
Earnings per Share:
Basic	$8.97	$8.60	$7.57
Diluted	$8.95	$8.56	$7.53
Comprehensive Income (Loss)
Net Income	$1,907,600	$1,815,792	$1,625,133
Other comprehensive (loss) income:
Foreign currency translation adjustments	869	(14,251)	17,307
Change in defined benefit plans	(19,535)	7,643	(5,583)
(Loss) gain on cash flow derivative hedges	(151,313)	(286,861)	570,495
Total other comprehensive (loss) income	(169,979)	(293,469)	582,219
Comprehensive Income	$1,737,621	$1,522,323	$2,207,352
Less: Comprehensive Income attributable to noncontrolling interest	28,713	4,750	—
Comprehensive Income attributable to Royal Caribbean Cruises Ltd.	$1,708,908	$1,517,573	$2,207,352
___________________________________________________________________

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2019	2018
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$243,738	$287,852
Trade and other receivables, net	305,821	324,507
Inventories	162,107	153,573
Prepaid expenses and other assets	429,211	456,547
Derivative financial instruments	21,751	19,565
Total current assets	1,162,628	1,242,044
Property and equipment, net	25,466,808	23,466,163
Operating lease right-of-use assets	687,555	—
Goodwill	1,385,644	1,378,353
Other assets	1,617,649	1,611,710
Total assets	$30,320,284	$27,698,270
Liabilities, redeemable noncontrolling interest and shareholders' equity
Current liabilities
Current portion of long-term debt	$1,186,586	$1,646,841
Commercial paper	1,434,180	775,488
Current portion of operating lease liabilities	96,976	—
Accounts payable	563,706	488,212
Accrued interest	70,090	74,550
Accrued expenses and other liabilities	1,078,345	899,761
Derivative financial instruments	94,875	78,476
Customer deposits	3,428,138	3,148,837
Total current liabilities	7,952,896	7,112,165
Long-term debt	8,414,110	8,355,370
Long-term operating lease liabilities	601,641	—
Other long-term liabilities	617,810	583,254
Total liabilities	17,586,457	16,050,789
Commitments and contingencies (Note 19)
Redeemable noncontrolling interest	569,981	542,020
Shareholders' equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 236,547,842 and 235,847,683 shares issued, December 31, 2019 and December 31, 2018, respectively)	2,365	2,358
Paid-in capital	3,493,959	3,420,900
Retained earnings	11,523,326	10,263,282
Accumulated other comprehensive loss	(797,713)	(627,734)
Treasury stock (27,746,848 and 26,830,765 common shares at cost, December 31, 2019 and December 31, 2018, respectively)	(2,058,091)	(1,953,345)
Total shareholders' equity	12,163,846	11,105,461
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$30,320,284	$27,698,270
The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Operating Activities
Net Income	$1,907,600	$1,815,792	$1,625,133
Adjustments:
Depreciation and amortization	1,245,942	1,033,697	951,194
Impairment losses	—	33,651	—
Net deferred income tax expense (benefit)	7,745	(2,679)	1,730
(Gain) loss on derivative instruments not designated as hedges	(1,431)	61,148	(61,704)
Share-based compensation expense	75,930	46,061	69,459
Equity investment income	(230,980)	(210,756)	(156,247)
Amortization of debt issuance costs	31,991	41,978	45,943
Amortization of commercial paper notes discount	31,263	10,652	—
Loss on extinguishment of debt	6,326	—	—
Change in fair value of contingent consideration	18,400	—	—
Gain on sale of property and equipment	—	—	(30,902)
Gain on sale of unconsolidated affiliate	—	(13,680)	—
Recognition of deferred gain	—	(21,794)	—
Changes in operating assets and liabilities:
Increase in trade and other receivables, net	(9,898)	(9,573)	(32,043)
(Increase) decrease in inventories	(8,533)	(23,849)	2,424
Decrease (increase) in prepaid expenses and other assets	15,669	(71,770)	20,859
Increase in accounts payable	75,281	91,737	36,780
(Decrease) increase in accrued interest	(4,460)	18,773	1,303
Increase in accrued expenses and other liabilities	96,490	42,937	34,215
Increase in customer deposits	280,139	385,990	274,705
Dividends received from unconsolidated affiliates	150,177	243,101	109,677
Other, net	28,715	7,723	(17,960)
Net cash provided by operating activities	3,716,366	3,479,139	2,874,566
Investing Activities
Purchases of property and equipment	(3,024,663)	(3,660,028)	(564,138)
Cash received on settlement of derivative financial instruments	7,621	76,529	63,224
Cash paid on settlement of derivative financial instruments	(68,836)	(98,074)	—
Investments in and loans to unconsolidated affiliates	(25,569)	(27,172)	(10,396)
Cash received on loans to unconsolidated affiliates	32,870	124,238	62,303
Proceeds from the sale of property and equipment	—	—	230,000
Proceeds from the sale of unconsolidated affiliate	—	13,215	—
Acquisition of Silversea Cruises, net of cash acquired	—	(916,135)	—
Other, net	(12,829)	(1,731)	5,415
Net cash used in investing activities	(3,091,406)	(4,489,158)	(213,592)
Financing Activities
Debt proceeds	3,525,564	8,590,740	5,866,966
The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	Year Ended December 31,
	2019	2018	2017
Debt issuance costs	(50,348)	(81,959)	(51,590)
Repayments of debt	(4,060,244)	(6,963,511)	(7,835,087)
Proceeds from issuance of commercial paper notes	26,240,540	4,730,286	—
Repayments of commercial paper notes	(25,613,111)	(3,965,450)	—
Purchase of treasury stock	(99,582)	(575,039)	(224,998)
Dividends paid	(602,674)	(527,494)	(437,455)
Proceeds from exercise of common stock options	1,742	4,264	2,525
Other, net	(12,258)	(13,764)	3,843
Net cash (used in) provided by financing activities	(670,371)	1,198,073	(2,675,796)
Effect of exchange rate changes on cash	1,297	(20,314)	2,331
Net (decrease) increase in cash and cash equivalents	(44,114)	167,740	(12,491)
Cash and cash equivalents at beginning of year	287,852	120,112	132,603
Cash and cash equivalents at end of year	$243,738	$287,852	$120,112
Supplemental Disclosures
Cash paid during the year for:
Interest, net of amount capitalized	$246,312	$252,466	$249,615

Non-Cash Investing Activities
Contingent consideration for the acquisition of Silversea Cruises	—	44,000	—
Purchases of property and equipment included in accounts payable and accrued expenses and other liabilities	86,155	—	139,644
Notes receivable issued upon sale of property and equipment	—	—	20,409
___________________________________________________________________

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
	(in thousands, except per share data)
Balances at January 1, 2017	$2,346	$3,328,517	$7,860,341	$(916,484)	$(1,153,308)	$9,121,412
Activity related to employee stock plans	6	61,600	—	—	—	61,606
Common stock dividends, $2.16 per share	—	—	(463,069)	—	—	(463,069)
Changes related to cash flow derivative hedges	—	—	—	570,495	—	570,495
Change in defined benefit plans	—	—	—	(5,583)	—	(5,583)
Foreign currency translation adjustments	—	—	—	17,307	—	17,307
Purchase of treasury stock	—	—	—	—	(224,998)	(224,998)
Net Income attributable to Royal Caribbean Cruises Ltd.	—	—	1,625,133	—	—	1,625,133
Balances at December 31, 2017	2,352	3,390,117	9,022,405	(334,265)	(1,378,306)	10,702,303
Cumulative effect of accounting changes	—	—	(23,476)	—	—	(23,476)
Activity related to employee stock plans	6	30,783	—	—	—	30,789
Common stock dividends, $2.60 per share	—	—	(546,689)	—	—	(546,689)
Changes related to cash flow derivative hedges	—	—	—	(286,861)	—	(286,861)
Change in defined benefit plans	—	—	—	7,643	—	7,643
Foreign currency translation adjustments	—	—	—	(14,251)	—	(14,251)
Purchases of treasury stock	—	—	—	—	(575,039)	(575,039)
Net Income attributable to Royal Caribbean Cruises Ltd.	—	—	1,811,042	—	—	1,811,042
Balances at December 31, 2018	2,358	3,420,900	10,263,282	(627,734)	(1,953,345)	11,105,461
Activity related to employee stock plans	7	73,059	—	—	(5,164)	67,902
Common stock dividends, $2.96 per share	—	—	(618,843)	—	—	(618,843)
Changes related to cash flow derivative hedges	—	—	—	(151,313)	—	(151,313)
Change in defined benefit plans	—	—	—	(19,535)	—	(19,535)
Foreign currency translation adjustments	—	—	—	869	—	869
Purchases of treasury stock	—	—	—	—	(99,582)	(99,582)
Net Income attributable to Royal Caribbean Cruises Ltd.	—	—	1,878,887	—	—	1,878,887
Balances at December 31, 2019	$2,365	$3,493,959	$11,523,326	$(797,713)	$(2,058,091)	$12,163,846

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1. General
Description of Business
We are a global cruise company. We own and operate four global cruise brands: Royal Caribbean International, Celebrity Cruises, Azamara and Silversea Cruises (collectively, our "Global Brands"). We also own a 50% joint venture interest in the German brand TUI Cruises and a 49% interest in the Spanish brand Pullmantur (collectively, our "Partner Brands"). We account for our investments in our Partner Brands under the equity method of accounting. Together, our Global Brands and our Partner Brands operate a combined 61 ships as of December 31, 2019. Our ships operate on a selection of worldwide itineraries that call on more than 1,000 destinations on all seven continents.
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
All significant intercompany accounts and transactions are eliminated in consolidation. We consolidate entities over which we have control, usually evidenced by a direct ownership interest of greater than 50%, and variable interest entities where we are determined to be the primary beneficiary. Refer to Note 8. Other Assets for further information regarding our variable interest entities. We consolidate the operating results of Silversea Cruises on a three-month reporting lag to allow for more timely preparation of our consolidated financial statements. No material events or other transactions involving Silversea Cruises have occurred from September 30, 2019 through December 31, 2019 that would require further disclosure or adjustment to our consolidated financial statements as of and for the year ended December 31, 2019. For affiliates we do not control but over which we have significant influence on financial and operating policies, usually evidenced by a direct ownership interest from 20% to 50%, the investment is accounted for using the equity method.

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

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and amortization. We capitalize interest as part of the cost of acquiring certain assets. Improvement costs that we believe add value to our ships are capitalized as additions to the ship, the useful lives of the improvements are estimated and depreciated over the shorter of the improvements' estimated useful lives or that of the associated ship, and the replaced assets are disposed of on a net cost basis. The estimated cost and accumulated depreciation of replaced or refurbished ship components are written off and any resulting losses are recognized in Cruise operating expenses. Liquidated damages received from shipyards as a result of the late delivery of a new ship are recorded as reductions to the cost basis of the ship.
Depreciation of property and equipment is computed using the straight-line method over the estimated useful life of the asset. The useful lives of our ships are generally 30-35 years, net of a 10%-15% projected residual value. The 30-35-year useful life and 10%-15% residual value are based on the weighted-average of all major components of a ship. Our useful life and residual value estimates take into consideration the impact of anticipated technological changes, long-term cruise and vacation market conditions and historical useful lives of similarly-built ships. In addition, we take into consideration our estimates of the weighted-average useful lives of the ships' major component systems, such as hull, superstructure, main electric, engines and cabins. We employ a cost allocation methodology at the component level, in order to support the estimated weighted-average useful lives and residual values, as well as to determine the net cost basis of assets being replaced. Given the very large and complex nature of our ships, our accounting estimates related to ships and determinations of ship improvement costs to be capitalized require considerable judgment and are inherently uncertain. Depreciation for assets under capital leases is computed using the shorter of the lease term or related asset life.
Depreciation of property and equipment is computed utilizing the following useful lives:

Years
Ships	generally, 30-35
Ship improvements	3-25
Buildings and improvements	10-40
Computer hardware and software	3-10
Transportation equipment and other	3-30
Leasehold improvements	Shorter of remaining lease term or useful life 3-30

We periodically review estimated useful lives and residual values for ongoing reasonableness, considering long term views on our intended use of each class of ships and the planned level of improvements to maintain and enhance vessels within those classes. In the event a factor is identified that may trigger a change in the estimated useful lives and residual values of our ships, a review of the estimate is completed. In the fourth quarter of 2019, we completed a modernization of the Oasis of the Seas under our ship upgrade program. We spent $538.0 million under this ship upgrade program for the year ended December 31, 2019, with the Oasis of the Seas representing approximately $170.0 million. As a result of this capital investment and future planned investments in our Oasis-class ships, we performed a review of the estimated useful lives and residual values of Oasis-class ships, concluding in a change to the estimate. Effective fourth quarter of 2019, we revised the estimated useful lives of our Oasis-class ships from 30 years with a 15% residual value to 35 years with a 10% residual value. The change in the estimated useful lives and residual values was accounted for prospectively as a change in accounting estimate. The 35-year useful life with a 10% residual value is based on revised estimates of the weighted-average useful life of all major ship components for the Oasis-class ships. The change in estimate is consistent with our recent investments in and future plans to continue to invest in the upgrade of these ships, resulting in the use of certain ship components longer than originally estimated. In determining the change in estimated useful life and residual value, we utilized quantitative and qualitative analysis, including historical and projected usage patterns, industry benchmarks, planned maintenance programs and projected operational and financial performance of the class. The change allows us to better match depreciation expense with the periods these assets are expected to be in use. For the year ended

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019, this change increased operating income and net income by approximately $4.6 million and increased earnings per share by $0.02 per share on a basic and diluted basis.
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
Intangible Assets
In connection with our acquisitions, we have acquired certain intangible assets to which value has been assigned based on our estimates. Intangible assets that are deemed to have an indefinite life are not amortized, but are subject to an annual impairment test, or when events or circumstances dictate, more frequently. The impairment review for indefinite-life intangible assets can be performed using a qualitative or quantitative impairment assessment. The quantitative assessment consists of a comparison of the fair value of the indefinite-life intangible

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

asset with its carrying amount. If the carrying amount exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. If the fair value exceeds its carrying amount, the indefinite-life intangible asset is not considered impaired.
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
Media advertising was $309.4 million, $255.7 million and $233.5 million, and brochure, production and direct mail costs were $156.0 million, $133.4 million and $126.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.
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

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Foreign Currency Translations and Transactions
We translate assets and liabilities of our foreign subsidiaries whose functional currency is the local currency, at exchange rates in effect at the balance sheet date. We translate revenues and expenses at weighted-average exchange rates for the period. Equity is translated at historical rates and the resulting foreign currency translation adjustments are included as a component of Accumulated other comprehensive loss, which is reflected as a separate component of Shareholders' equity. Exchange gains or losses arising from the remeasurement of monetary assets and liabilities denominated in a currency other than the functional currency of the entity involved are immediately included in our earnings, except for certain liabilities that have been designated to act as a hedge of a net investment in a foreign operation or investment. Exchange gains (losses) were $0.4 million, $57.6 million and $(75.6) million for the years ended December 31, 2019, 2018 and 2017, respectively, and were recorded within Other income (expense). The majority of our transactions are settled in United States dollars. Gains or losses resulting from transactions denominated in other currencies are recognized in income at each balance sheet date.
Concentrations of Credit Risk
We monitor our credit risk associated with financial and other institutions with which we conduct significant business and, to minimize these risks, we select counterparties with credit risks acceptable to us and we seek to limit our exposure to an individual counterparty. Credit risk, including but not limited to counterparty nonperformance under derivative instruments, our credit facilities and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions, insurance companies and export credit agencies many of which we have long-term relationships with and which have credit risks acceptable to us or where the credit risk is spread out among a large number of counterparties. As of December 31, 2019, we had no counterparty credit risk exposure under our derivative instruments compared to credit risk exposures of $5.6 million on December 31, 2018, which were limited to the cost of replacing the contracts in the event of non-performance by the counterparties to the contracts, the majority of which are currently our lending banks. We do not anticipate nonperformance by any of our significant counterparties. In addition, we have established guidelines we follow regarding credit ratings and instrument maturities to maintain safety and liquidity. We do not normally require collateral or other security to support credit relationships; however, in certain circumstances this option is available to us.
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
Segment Reporting
We control and operate four global cruise brands: Royal Caribbean International, Celebrity Cruises, Azamara and Silversea Cruises. We also own a 50% joint venture interest in the German brand TUI Cruises, a 49% interest in the Spanish brand Pullmantur. We believe our brands possess the versatility to enter multiple cruise market segments within the cruise vacation industry. Although each of these brands has its own marketing style as well as ships and crews of various sizes, the nature of the products sold and services delivered by these brands share a common base (i.e., the sale and provision of cruise vacations). Our brands also have similar itineraries as well as similar cost and revenue components. In addition, our brands source passengers from similar markets around the world and operate in similar economic environments with a significant degree of commercial overlap. As a result, our brands have been aggregated as a single reportable segment based on the similarity of their economic characteristics, types of consumers, regulatory environment, maintenance requirements, supporting systems and processes as well as products and services provided. Our Chairman and Chief Executive Officer has been identified as the chief operating decision-maker and all significant operating decisions including the allocation of resources are based upon the analyses of the Company as one segment. Refer to Note 4. Revenues for passenger ticket revenue information by geographic area.
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
For leases with a term greater than 12 months, the new guidance requires the lease rights and obligations arising from the leasing arrangements, including operating leases, to be recognized as assets and liabilities on the balance sheet. Upon adoption of the new guidance, the most significant impact was the recognition of right-of-use assets and lease liabilities relating to operating leases in the amounts of $801.8 million and $820.5 million, respectively, reported within Operating lease right-of-use assets and Long-term operating lease liabilities, respectively, with the current portion of the liability reported within Current portion of operating lease liabilities, in our consolidated balance sheet as of January 1, 2019. Accounting for finance leases remained substantially unchanged and continues to be reported within Property and equipment, net and Long-term debt, with the current portion of the debt reported within Current portion of debt, in our consolidated balance sheets. There was no cumulative effect of applying the new standard and accordingly there was no adjustment to our retained earnings upon adoption. The comparative information presented has not been recast and continues to be reported under the accounting standards in effect for those periods. For further information on leases, refer to Note 10. Leases.
This guidance did not have a material impact to our consolidated statements of comprehensive income (loss), consolidated statements of cash flows and our debt-covenants calculations under our current agreements.
Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326); Measurement of Credit Losses on Financial Instruments. This ASU, along with subsequent ASUs issued to clarify certain of its provisions, introduces new guidance which makes substantive changes to the accounting model for financial assets subject to credit losses that are measured at amortized cost, as well as certain off-balance sheet credit exposures. The primary updates include the introduction of a new current expected credit loss (“CECL”) model that is based on expected rather than

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

incurred losses. This ASU and the related amendments will be effective for our annual reporting period beginning January 1, 2020. We are currently evaluating the impact that the adoption of this guidance will have to our consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test. Under the new standard, goodwill impairment should be recognized based on the amount by which the carrying amount of a reporting unit exceeds its fair value, but should not exceed the total amount of goodwill allocated to the reporting unit. This ASU will be effective for our annual reporting period beginning January 1, 2020. This guidance is not expected to have a material impact to our consolidated financial statements, but may require us to modify our annual or interim goodwill impairment tests.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Topic 350-40), which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance to determine which implementation costs to capitalize as assets or expense as incurred. This ASU will be effective for our annual reporting period beginning January 1, 2020 and we expect to elect the prospective adoption method. The guidance may impact the accounting treatment of our future implementation costs related to cloud computing arrangements.
In January 2020, the FASB issued ASU No. 2020-01, Investments – Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivative and Hedging (Topic 815), which clarifies the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities. The guidance clarifies how to account for the transition into and out of the equity method of accounting when considering observable transactions under the measurement alternative. The ASU is effective for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those annual periods, with early adoption permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.
Reclassifications
For the year ended December 31, 2019, we separately presented Amortization of commercial paper notes discount in our consolidated statements of cash flows. As a result, the prior year amortization amount was reclassified within Operating Activities to conform to the current year presentation.
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
The purchase price consisted of $1.02 billion in cash, net of assumed liabilities, and contingent consideration that can range from zero up to a maximum of approximately 472,000 shares of our common stock, and is payable upon achievement of certain 2019-2020 performance metrics by Silversea Cruises. The fair value of the contingent consideration at the acquisition date was $44.0 million. Changes to the fair value of the contingent consideration are recorded in our results of operations, if any, in the period of the change. Refer to Note 18. Fair Value Measurements and Derivative Instruments for further information on the valuation of the contingent consideration.
To finance a portion of the purchase price, we drew in full on a $700 million unsecured credit agreement and the remainder of the transaction consideration was financed through the use of our revolving credit facilities. Refer to Note 9. Debt for further information on the credit agreement.
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

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For reporting purposes, we included Silversea Cruises’ results of operations on a three-month reporting lag from October 1, 2018 through September 30, 2019 in our consolidated results of operations for the year ended December 31, 2019 and from the July 31, 2018 date of acquisition through September 30, 2018 in our consolidated results of operations for the year ended December 31, 2018. We have included Silversea Cruises' balance sheets as of September 30, 2019 and 2018 in our consolidated balance sheets as of December 31, 2019 and 2018, respectively. Refer to Note 1. General for further information on this three-month reporting lag.
There were no material measurement period adjustments recorded for the year ended December 31, 2019.
The following table summarizes the purchase price allocation based on estimated fair values of the assets acquired and liabilities assumed related to the Silversea Cruises acquisition as of July 31, 2018. Our purchase price allocation was final during 2019.

(in thousands)	Estimated Fair Value as of Acquisition Date (as Previously Reported)	Measurement Period Adjustments (1)	Estimated Fair Value as of Acquisition Date (as Adjusted)
Assets
Cash and cash equivalents	$103,865	$—	$103,865
Trade and other receivables, net	7,163	—	7,163
Inventories	18,331	—	18,331
Prepaid expenses and other assets(2)	120,496	—	120,496
Derivative financial instruments	2,886	—	2,886
Property and equipment, net(3)	1,114,270	—	1,114,270
Goodwill	1,090,010	(5,224)	1,084,786
Other assets(4)	498,457	—	498,457
Total assets acquired	2,955,478	(5,224)	2,950,254
Liabilities
Current portion of long-term debt(5)	26,851	—	26,851
Accounts payable	36,960	—	36,960
Accrued interest	1,773	—	1,773
Accrued expenses and other liabilities	82,531	(5,224)	77,307
Customer deposits	453,798	—	453,798
Long-term debt(5)	727,935	—	727,935
Other long-term liabilities	23,860	—	23,860
Total liabilities assumed	1,353,708	(5,224)	1,348,484
Redeemable noncontrolling interest(6)	537,770	—	537,770
Total purchase price	$1,064,000	$—	$1,064,000

(1) As a result of additional information obtained about facts and circumstances that existed as of the acquisition date, we recorded measurement period adjustments during 2019, which resulted in a net decrease to Goodwill of $5.2 million.
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

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)  Refer to Note 11. Redeemable Noncontrolling Interest for further information on the redeemable noncontrolling interest recorded.
As of December 31, 2018, intangible assets, net include intangible assets acquired in the Silversea Cruises acquisition, which were recorded at fair value at acquisition date as follows:

	Fair Value at Acquisition Date (in thousands)	Weighted Average Amortization Period (Years)
Silversea Cruises trade name	$349,500	Indefinite-life
Customer relationships	97,400	15
Galapagos operating license	36,100	16
Other finite-life intangible assets	11,560	2
Total intangible assets	$494,560
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
For the year ended December 31, 2018, Total revenues and Net Income in our consolidated statements of comprehensive income (loss) include $130.1 million and $3.3 million, respectively, of revenues and net income from Silversea Cruises since the date of acquisition through September 30, 2018. For the year ended December 31, 2018, our results of operations also include transaction-related costs of $31.8 million, which were included primarily within Marketing, selling and administrative expenses in our consolidated statements of comprehensive income (loss).
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
Passenger ticket revenues include charges to our guests for port costs that vary with passenger head counts. These type of port costs, along with port costs that do not vary by passenger head counts, are included in our operating expenses. The amounts of port costs charged to our guests and included within Passenger ticket revenues on a gross basis were $666.8 million, $611.4 million and $569.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.
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

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Disaggregated Revenues
The following table disaggregates our total revenues by geographic regions where we provide cruise itineraries (in thousands):

	Year Ended December 31,
	2019	2018	2017
Revenues by itinerary
North America(1)	$6,392,354	$5,399,951	$5,062,305
Asia/Pacific(2)	1,529,898	1,463,083	1,588,802
Europe(3)	1,942,057	1,914,549	1,509,586
Other regions	567,904	348,145	285,954
Total revenues by itinerary	10,432,213	9,125,728	8,446,647
Other revenues(4)	518,448	368,121	331,198
Total revenues	$10,950,661	$9,493,849	$8,777,845
(1)Includes the United States, Canada, Mexico and the Caribbean.
(2)Includes Southeast Asia (e.g., Singapore, Thailand and the Philippines), East Asia (e.g., China and Japan), South Asia (e.g., India and Pakistan) and Oceania (e.g., Australia and Fiji Islands) regions.
(3)Includes European countries (e.g., the Nordics, Germany, France, Italy, Spain and the United Kingdom).
(4)Includes revenues primarily related to cancellation fees, vacation protection insurance and pre- and post-cruise tours and fees for operating certain port facilities. Amounts also include revenues related to our bareboat charter, procurement and management related services we perform on behalf of our unconsolidated affiliates. Refer to Note 8. Other Assets for more information on our unconsolidated affiliates.
Passenger ticket revenues are attributed to geographic areas based on where the reservation originates. For the years ended December 31, 2019, 2018 and 2017, our guests were sourced from the following areas:

	Year Ended December 31,
	2019	2018	2017
Passenger ticket revenues:
United States	65%	61%	59%
United Kingdom	9%	10%	9%
All other countries (1)	26%	29%	32%
(1)No other individual country's revenue exceeded 10% for the years ended December 31, 2019, 2018 and 2017.
Customer Deposits and Contract Liabilities
Our payment terms generally require an upfront deposit to confirm a reservation, with the balance due prior to the cruise. Deposits received on sales of passenger cruises are initially recorded as Customer deposits in our consolidated balance sheets and subsequently recognized as passenger ticket revenues during the duration of the cruise. ASC 606, Revenues from Contracts with Customers, defines a “contract liability” as an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration from the customer. We consider customer deposits to be a contract liability once the customer no longer retains the unilateral right, resulting from the passage of time, to cancel such customer's reservation and receive a full refund. Customer deposits as of December 31, 2019, 2018 and 2017 included contract liabilities of $1.7 billion, $1.9 billion and $1.4 billion, respectively. Substantially all of our contract liabilities as of the years ended December 31, 2018 and 2017 were recognized and reported within Total revenues in our consolidated statements of comprehensive income (loss) for the years ended December 31, 2019 and 2018, respectively.
Contract Receivables and Contract Assets
Although we generally require full payment from our customers prior to their cruise, we grant credit terms to a relatively small portion of our revenue sourced in select markets outside of the United States. As a result, we have

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
We have contract assets that are conditional rights to consideration for satisfying the construction services performance obligations under a service concession arrangement. As of December 31, 2019, 2018, and 2017, our contract assets were $55.5 million, $57.8 million and $60.1 million, respectively, and were included within Other assets in our consolidated balance sheets. Given the short duration of our cruises and our collection terms, we do not have any other significant contract assets.
Assets Recognized from the Costs to Obtain a Contract with a Customer
Prepaid travel agent commissions are an incremental cost of obtaining contracts with customers that we recognize as an asset and include within Prepaid expenses and other assets in our consolidated balance sheets. Prepaid travel agent commissions were $163.2 million and $153.5 million as of December 31, 2019 and 2018, respectively. Substantially all of our prepaid travel agent commissions at December 31, 2018 and December 31, 2017 were expensed and reported within Commissions, transportation and other in our consolidated statements of comprehensive income (loss) for the years ended December 31, 2019 and 2018, respectively.
Note 5. Goodwill
The carrying amount of goodwill attributable to our Royal Caribbean International, Celebrity Cruises and Silversea Cruises reporting units and the changes in such balances during the years ended December 31, 2019 and 2018 were as follows (in thousands):

	Royal Caribbean International	Celebrity Cruises	Silversea Cruises	Total
Balance at December 31, 2017	$286,880	$1,632	$—	$288,512
Goodwill attributable to the acquisition of Silversea Cruises (1)			1,090,010	1,090,010
Foreign currency translation adjustment	(169)	—	—	(169)
Balance at December 31, 2018	286,711	1,632	1,090,010	1,378,353
Silversea Goodwill adjustment	—	—	(5,224)	(5,224)
Goodwill attributable to the purchase of photo operations onboard our ships (2)	12,518	—	—	12,518
Foreign currency translation adjustment	(3)	—	—	(3)
Balance at December 31, 2019	$299,226	$1,632	$1,084,786	$1,385,644
___________________________________________________________________
(1)In 2018, we purchased Silversea Cruises. Refer to Note 3. Business Combination for further information.
(2)In 2019, we purchased the photo operations onboard our ships from our previous concessionaire. The acquisition was accounted for as a business purchase combination using the purchase method of accounting which requires the use of fair value measurements. The business combination, including purchase transaction and assets acquired, was immaterial to our consolidated financial statements.
During the fourth quarter of 2019, we performed a qualitative assessment of whether it was more-likely-than-not that our Royal Caribbean International reporting unit's fair value was less than its carrying amount before applying the two-step goodwill impairment test. The qualitative analysis included assessing the impact of certain factors such as general economic conditions, limitations on accessing capital, changes in forecasted operating results, changes in fuel prices and fluctuations in foreign exchange rates. Based on our qualitative assessment, we concluded that it was more-likely-than-not that the estimated fair value of the Royal Caribbean International reporting unit exceeded its carrying value and thus, we did not proceed to the two-step goodwill impairment test. No indicators of impairment exist primarily because the reporting unit's fair value has consistently exceeded its carrying value by a significant margin and forecasts of operating results generated by the reporting unit appear sufficient to

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

support its carrying value. As a result of our assessment, we did not record an impairment of goodwill for the year ended December 31, 2019.
During the fourth quarter of 2019, we also performed a qualitative assessment of whether it was more-likely-than-not that our Silversea Cruises reporting unit's fair value was less than its carrying amount before applying the two-step goodwill impairment test. The qualitative analysis included assessing the impact of certain factors such as general economic conditions, limitations on accessing capital, changes in forecasted operating results, changes in fuel prices and fluctuations in foreign exchange rates. Based on our qualitative assessment, we concluded that it was more-likely-than-not that the estimated fair value of the Silversea Cruises reporting unit exceeded its carrying value and thus, we did not proceed to the two-step goodwill impairment test. No indicators of impairment exist primarily because forecasted operating results of the reporting unit appear sufficient to support its carrying value. As a result of our assessment, we did not record an impairment of goodwill for the year ended December 31, 2019.
For the years ended December 31, 2018 and 2017, we did not record an impairment of goodwill for our reporting units.
Note 6. Intangible Assets
Intangible assets consist of finite and indefinite life assets and are reported within Other assets in our consolidated balance sheets.
The following is a summary of our intangible assets as of December 31, 2019 (in thousands, except weighted average amortization period):

	As of December 31, 2019
	Remaining Weighted Average Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-life intangible assets:
Customer relationships	13.8	$97,400	$7,576	$89,824
Galapagos operating license	24.7	47,669	6,010	41,659
Other finite-life intangible assets	0.8	11,560	6,743	4,817
Total finite-life intangible assets		156,629	20,329	136,300
Indefinite-life intangible assets		352,275	—	352,275
Total intangible assets, net		$508,904	$20,329	$488,575

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of our intangible assets as of December 31, 2018 (in thousands, except weighted average amortization period):

	As of December 31, 2018
	Remaining Weighted Average Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-life intangible assets:
Customer relationships	14.8	$97,400	$1,082	$96,318
Galapagos operating license	25.8	47,669	4,206	43,463
Other finite-life intangible assets	1.8	11,560	963	10,597
Total finite-life intangible assets		156,629	6,251	150,378
Indefinite-life intangible assets		351,725	—	351,725
Total intangible assets, net		$508,354	$6,251	$502,103

The estimated future amortization for finite-life intangible assets for each of the next five years is as follows (in thousands):

Year
2020	$12,995
2021	$8,179
2022	$8,179
2023	$8,179
2024	$8,179

Note 7. Property and Equipment
Property and equipment consists of the following (in thousands):

	As of December 31,
	2019	2018
Ships	$28,348,088	$27,209,553
Ship improvements	3,920,800	2,965,634
Ships under construction	1,110,962	817,800
Land, buildings and improvements, including leasehold improvements and port facilities	472,067	321,136
Computer hardware and software, transportation equipment and other	1,698,007	1,120,988
Total property and equipment	35,549,924	32,435,111
Less—accumulated depreciation and amortization(1)	(10,083,116)	(8,968,948)
	$25,466,808	$23,466,163
(1)Amount includes accumulated depreciation and amortization for assets in service.
Ships under construction include progress payments for the construction of new ships as well as planning, design, capitalized interest and other associated costs. We capitalized interest costs of $56.5 million, $49.6 million and $24.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.
During 2019, we took delivery of Spectrum of the Seas and Celebrity Flora. During 2018, we completed our purchase of Azamara Pursuit and took delivery of Symphony of the Seas and Celebrity Edge. Refer to Note 9. Debt for further information.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Upon our acquisition of Silversea Cruises, we added nine ships to our fleet, two of which are under capital lease agreements and one under an operating lease. As of December 31, 2019, Silversea Cruises operates eight ships as the operating lease for Silver Discover was terminated during 2019. Refer to Note 3. Business Combination for further information on the Silversea Cruises acquisition and Note 9. Debt for further information on the capital leases.
During 2017, we sold our three aircraft and 6% of our ownership stake in Wamos Air, S.A. (formerly known as Pullmantur Air, S.A.) to Wamos Air, S.A. In connection with the sale transaction, we extended two loans to Wamos Air, S.A. totaling €17.3 million. During the year ended December 31, 2019, we received principal and interest payments of €5.4 million resulting in full repayment of one of the loans. As of December 31, 2019, a receivable of €9.9 million, or approximately $11.1 million, based on the exchange rate at December 31, 2019, was outstanding related to the principal amount of the remaining loan. The remaining loan accrues interest at 5.25% per annum, amortizes through maturity of July 2021, and is secured by first priority security interests over the aircraft engines and shares sold in connection with the transaction. The sale resulted in an immaterial gain that was recognized in earnings during the year ended December 31, 2017. Post-sale, we retained a 13% interest in Wamos Air, S.A.
During 2017, we sold Legend of the Seas to an affiliate of TUI AG, our joint venture partner in TUI Cruises. The sale resulted in a gain of $30.9 million and was reported within Other operating within Cruise operating expenses in our consolidated statements of comprehensive income (loss) for the year ended December 31, 2017.
In January of 2020, Zenith was sold to a third party for approximately its net book value. Zenith was previously bareboat chartered to Pullmantur Holdings S.L.
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
We have determined that TUI Cruises GmbH, our 50%-owned joint venture, which operates the brand TUI Cruises, is a VIE. As of December 31, 2019, the net book value of our investment in TUI Cruises was $598.1 million, primarily consisting of $443.1 million in equity and a loan of €133.2 million, or approximately $149.5 million, based on the exchange rate at December 31, 2019. As of December 31, 2018, the net book value of our investment in TUI Cruises was $578.1 million, primarily consisting of $403.0 million in equity and a loan of €150.6 million, or approximately $172.2 million, based on the exchange rate at December 31, 2018. The loan, which was made in connection with the sale of Splendour of the Seas in April 2016, accrues interest at a rate of 6.25% per annum and is payable over 10 years. This loan is 50% guaranteed by TUI AG, our joint venture partner in TUI Cruises, and is secured by a first priority mortgage on the ship. Refer to Note 7. Property and Equipment for further information. The majority of these amounts were included within Other assets in our consolidated balance sheets.
In addition, we and TUI AG have each guaranteed the repayment by TUI Cruises of 50% of a bank loan. As of December 31, 2019, the outstanding principal amount of the loan was €26.4 million, or approximately $29.7 million, based on the exchange rate at December 31, 2019. The loan amortizes quarterly and is currently secured by a first mortgage on Mein Schiff Herz. Based on current facts and circumstances, we do not believe potential obligations under our guarantee of this bank loan are probable. In addition to our guarantee of the bank loan, TUI Cruises has various ship construction and financing agreements which include certain restrictions on each of our and TUI AG’s ability to reduce our current ownership interest in TUI Cruises below 37.55% through May 2031.
Our investment amount, outstanding term loan and the potential obligations under the bank loan guarantee are substantially our maximum exposure to loss in connection with our investment in TUI Cruises. We have determined that we are not the primary beneficiary of TUI Cruises. We believe that the power to direct the activities that most

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
On February 7, 2020, TUI Cruises entered into an agreement to acquire Hapag-Lloyd Cruises, a luxury and expedition brand for German-speaking guests, from TUI AG. Hapag-Lloyd Cruises operates two luxury liners and three smaller expedition ships. The transaction is subject to regulatory approval and customary closing conditions.
We have determined that Pullmantur Holdings S.L. ("Pullmantur Holdings"), which operates the Pullmantur brand and in which we have a 49% noncontrolling interest and Springwater Capital LLC has a 51% interest, is a VIE for which we are not the primary beneficiary, as we do not have the power to direct the activities that most significantly impact the entity's economic performance. Accordingly, we do not consolidate this entity and we account for this investment under the equity method of accounting. As of December 31, 2019 and December 31, 2018, our maximum exposure to loss in Pullmantur Holdings was $49.7 million and $58.5 million, respectively, consisting of loans and other receivables. These amounts were included within Trade and other receivables, net and Other assets in our consolidated balance sheets.
We have provided a non-revolving working capital facility to a Pullmantur Holdings subsidiary in the amount of up to €15.0 million or approximately $16.8 million based on the exchange rate at December 31, 2019. Proceeds of the facility, which were available to be drawn through December 31, 2018 accrue interest at an interest rate of 6.5% per annum, are payable through 2022. An affiliate of Springwater Capital LLC, has guaranteed repayment of 51% of the outstanding amounts under the facility. As of December 31, 2019, €11.0 million, or approximately $12.3 million, based on the exchange rate at December 31, 2019, was outstanding under this facility. As of December 31, 2018, €14.0 million, or approximately $16.0 million, based on the exchange rate at December 31, 2018, was outstanding under this facility.
We have determined that Grand Bahama Shipyard Ltd. ("Grand Bahama"), a ship repair and maintenance facility in which we have a 40% noncontrolling interest, is a VIE. This facility serves cruise and cargo ships, oil and gas tankers and offshore units. We utilize this facility, among other ship repair facilities, for our regularly scheduled drydocks, ship upgrades and certain emergency repairs as may be required. During the years ended December 31, 2019 and 2018, we made payments of $45.7 million and $44.7 million, respectively, to Grand Bahama for ship repair and maintenance services. We have determined that we are not the primary beneficiary of this facility, as we do not have the power to direct the activities that most significantly impact the facility's economic performance. Accordingly, we do not consolidate this entity and we account for this investment under the equity method of accounting. As of December 31, 2019, the net book value of our investment in Grand Bahama was $47.9 million, consisting of $27.0 million in equity and loans of $20.9 million. As of December 31, 2018, the net book value of our investment in Grand Bahama was approximately $56.1 million, consisting of $41.4 million in equity and loans of $14.6 million. These amounts represent our maximum exposure to loss related to our investment in Grand Bahama. Our loans to Grand Bahama mature between December 2020 and March 2026 and bear interest at LIBOR plus 2.0% to 3.75%, capped at 5.75% for the majority of the outstanding loan balance. Interest payable on the loans is due on a semi-annual basis. During the years ended December 31, 2019 and 2018, we received principal and interest payments of $8.6 million and $16.4 million, respectively. The loan balances are included within Trade and other receivables, net and Other assets in our consolidated balance sheets. The loans are currently accruing interest under the effective yield method.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We monitor credit risk associated with the loan through our participation on Grand Bahama's board of directors along with our review of Grand Bahama's financial statements and projected cash flows. Based on this review, we believe the risk of loss associated with the outstanding loan is not probable as of December 31, 2019.
In April 2019, Grand Bahama experienced an incident involving one of its drydocks where Oasis of the Seas was undergoing maintenance.  The damage from the incident resulted in a write-off of the related drydock by Grand Bahama.  Our equity investment income for the year ended December 31, 2019 reflects our equity share of the write-off and other incidental expenses. Grand Bahama's management is working with its insurance underwriter to determine coverage under their existing policies.
In March 2018, we and Ctrip.com International Ltd. ("Ctrip") announced the decision to end the Skysea Holding International Ltd. ("Skysea Holding") venture in which we have a 36% ownership interest. As a result, we reviewed the recoverability of our investment in Skysea Holding and determined that our investment, debt facility and other receivables due from the brand were impaired and recognized an impairment charge of $23.3 million which was included within Other (expense) income in our consolidated statement of comprehensive income (loss) for the year ended December 31, 2018. The charge reflected a full impairment of our investment in SkySea Holding and other receivables due to us and reduced the debt facility and related accrued interest due to us to Skysea Holdings to its net realizable value.
In December 2018, the Golden Era, the ship operated by SkySea Cruises, and a wholly-owned subsidiary of Skysea Holdings, was sold to an affiliate of TUI AG. Proceeds from the sale were distributed to Ctrip and us, which eliminated our net receivable balance due from Skysea Holding, resulting in no further impairment charges. As of December 31, 2019, we do not have any exposures to loss related to our investment in Skysea Holding.

The following tables set forth information regarding our investments accounted for under the equity method of accounting, including the entities discussed above, (in thousands):

	Year ended December 31,
	2019	2018	2017
Share of equity income from investments	$230,980	$210,756	$156,247
Dividends received (1)	$150,177	$243,101	$109,677

(1) For the year ended December 31, 2019, TUI Cruises paid us dividends totaling €170.0 million, or approximately $190.3 million, based on the exchange rates at the time of the transactions. The amounts included in the table above are net of tax withholdings.

	As of December 31,
	2019	2018
Total notes receivable due from equity investments	$184,558	$201,979
Less-current portion (1)	25,933	19,075
Long-term portion (2)	$158,625	$182,904
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

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31,
	2019	2018	2017
Revenues	$47,242	$54,705	$53,532
Expenses	$4,304	$11,531	$15,176
Summarized financial information for our affiliates accounted for under the equity method of accounting was as follows (in thousands):

	As of December 31,
	2019	2018
Current assets	$435,152	$471,428
Non-current assets	4,019,394	3,826,018
Total assets	$4,454,546	$4,297,446

Current liabilities	$1,094,552	$1,064,741
Non- current liabilities	2,267,936	2,217,909
Total liabilities	$3,362,488	$3,282,650

Equity attributable to:
Noncontrolling interest	$1,784	$1,672

	Year ended December 31,
	2019	2018	2017
Total revenues	$2,354,744	$2,255,352	$1,994,014
Total expenses	(1,875,952)	(1,779,160)	(1,684,276)
Net income	$478,792	$476,192	$309,738

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Debt
Debt consists of the following (in thousands):

			As of December 31,
	Interest Rate(1)	Maturities Through	2019	2018
Fixed rate debt:
Senior notes	2.65% to 7.50%	2020 - 2028	$1,746,280	$1,724,194
Secured senior notes	7.25%	2025	662,398	670,437
Unsecured term loans	2.53% to 5.41%	2021 - 2030	2,806,774	2,148,351
Total fixed rate debt			5,215,452	4,542,982
Variable rate debt:
Unsecured revolving credit facilities(2)	2.79%	2022 - 2024	165,000	795,000
Commercial paper	2.19%	2019	1,434,180	775,488
USD unsecured term loan	2.31% to 5.64%	2019 - 2028	3,519,853	4,005,848
Euro unsecured term loan	1.15% to 1.58%	2021 - 2028	676,740	734,176
Total variable rate debt			5,795,773	6,310,512
Finance lease liabilities			230,258	130,944
Total debt (3)			11,241,483	10,984,438
Less: unamortized debt issuance costs			(206,607)	(206,739)
Total debt, net of unamortized debt issuance costs			11,034,876	10,777,699
Less—current portion including commercial paper			(2,620,766)	(2,422,329)
Long-term portion			$8,414,110	$8,355,370
(1)Interest rates based on outstanding loan balance as of December 31, 2019 and, for variable rate debt, include either LIBOR or EURIBOR plus the applicable margin.
(2)Includes $1.7 billion facility due in 2024 and $1.2 billion facility due in 2022, each of which accrue interest at LIBOR plus 1.00%, currently 2.91%, and are subject to a facility fee of 0.125%.
(3)At December 31, 2019 and 2018, the weighted average interest rate for total debt was 3.99% and 4.14%, respectively.
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
In April 2019, we entered into and drew in full on an unsecured three-year term loan agreement in the amount of $1.0 billion. The loan accrues interest at a floating rate of LIBOR plus an applicable margin, which varies with our senior debt rating, and is currently 1.075% per annum. Proceeds of this loan were used to repay the $700 million 364-day loan due July 2019 related to the acquisition of Silversea Cruises and the remaining balance of the unsecured term loan originally incurred in 2010 to purchase Allure of the Seas. The repayment of these loans resulted in a total loss on the extinguishment of debt of $6.3 million, which was recognized within Other (expense) income within our consolidated statements of comprehensive income (loss) for the twelve months ended December 31, 2019.
In April 2019, we took delivery of Spectrum of the Seas. To finance the purchase, we borrowed $908.0 million under a previously committed unsecured term loan which is 95% guaranteed by Euler Hermes Aktiengesellschaft, the official export credit agency of Germany. The loan amortizes semi-annually over 12 years and bears interest at a fixed rate of 3.45% per annum.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In May 2019, we took delivery of Celebrity Flora. The purchase was financed through an unsecured term loan facility entered into in November 2017 in an amount up to €80.0 million, or approximately $89.8 million based on the exchange rate at December 31, 2019. As of December 31, 2019, we had fully drawn on this facility. The loan is due and payable at maturity in November 2024. Interest on the loan accrues at a floating rate based on EURIBOR plus the applicable margin. The applicable margin varies with our debt rating and was 1.195% as of December 31, 2019.
In June 2018, we established a commercial paper program pursuant to which we may issue short-term unsecured notes from time to time in an aggregate amount of up to $1.2 billion, which was increased to $2.9 billion in August 2019. The commercial paper issued is backstopped by our revolving credit facilities. As of December 31, 2019, we had $1.4 billion of commercial paper notes outstanding with a weighted average interest rate of 2.19% and a weighted average maturity of approximately 21 days. As of December 31, 2018 we had $777.0 million of commercial paper notes outstanding with a weighted average interest rate of 3.19% and a weighted average maturity of approximately 23 days.
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
Finance Leases
Silversea Cruises operates two ships, the Silver Whisper and Silver Explorer, under finance leases. The finance lease for the Silver Whisper will expire in 2022, subject to an option to purchase the ship, and the finance lease for the Silver Explorer will expire in 2021, subject to an option to extend the lease for up to an additional six years. The total aggregate amount of the finance lease liabilities recorded for these ships at the acquisition date was $82.8 million. The lease payments on the Silver Whisper are subject to adjustments based on the LIBOR rate. Refer to Note 3. Business Combination for further information regarding the assets acquired and liabilities assumed in the Silversea Cruises acquisition.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Following is a schedule of annual maturities on our total debt net of debt issuance costs, and including capital leases and commercial paper, as of December 31, 2019 for each of the next five years (in thousands):

Year
2020	$2,620,766
2021	843,906
2022	2,479,303
2023	763,382
2024	723,697
Thereafter	3,603,822
$11,034,876

Note 10. Leases
Our operating leases primarily relate to preferred berthing arrangements, real estate and shipboard equipment and are included within Operating lease right-of-use assets, and Long-term operating lease liabilities with the current portion of the liability included within Current portion of operating lease liabilities in our consolidated balance sheet as of December 31, 2019. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term. Refer to Note 2. Summary of Significant Accounting Policies, for further information on the adoption of ASC 842.
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
Supplemental balance sheet information for leases was as follows (in thousands):

As of December 31, 2019
Lease assets:
Finance lease right-of-use assets, net:
Property and equipment, gross	$376,159
Accumulated depreciation	(57,955)
Property and equipment, net	318,204
Operating lease right-of-use assets	687,555
Total lease assets	$1,005,759
Lease liabilities:
Finance lease liabilities:
Current portion of debt	$33,561
Long-term debt	196,697
Total finance lease liabilities	230,258
Operating lease liabilities:
Current portion of operating lease liabilities	96,976
Long-term operating lease liabilities	601,641
Total operating lease liabilities	698,617
Total lease liabilities	$928,875

The components of lease expense were as follows (in thousands):

	Consolidated Statement of Comprehensive Income (Loss) Classification	Twelve Months Ended December 31, 2019
Lease costs:
Operating lease costs	Commission, transportation and other	$76,226
Operating lease costs	Other operating expenses	27,868
Operating lease costs	Marketing, selling and administrative expenses	18,837
Finance lease costs:
Amortization of right-of-use-assets	Depreciation and amortization expenses	22,044
Interest on lease liabilities	Interest expense, net of interest capitalized	8,355
Total lease costs		$153,330

In addition, certain of our berth agreements include variable lease costs based on the number of passengers berthed. During the twelve months ended December 31, 2019, we had $103.3 million of variable lease costs recorded within Commission, transportation and other in our consolidated statement of comprehensive income (loss).

Weighted average of the remaining lease terms and weighted average discount rates are as follows:

As of December 31, 2019
Weighted average of the remaining lease term
Operating leases	10.3
Finance leases	30.22
Weighted average discount rate
Operating leases	4.65%
Finance leases	4.47%

Supplemental cash flow information related to leases is as follows (in thousands):

Twelve Months Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$125,307
Operating cash flows from finance leases	$8,355
Financing cash flows from finance leases	$32,090

As of December 31, 2019, maturities related to lease liabilities were as follows (in thousands):

Years	Operating Leases	Finance Leases
2020	$126,235	$43,793
2021	113,033	46,726
2022	104,907	23,801
2023	101,547	12,539
2024	75,510	12,528
Thereafter	417,122	405,756
Total lease payments	938,354	545,143
Less: Interest	(239,737)	(314,885)
Present value of lease liabilities	$698,617	$230,258

Operating lease payments do not include any costs related to options to extend lease terms as none are reasonably certain of being exercised.

Under ASC 840, Leases, future minimum lease payments under noncancelable operating leases, primarily for offices, warehouses and motor vehicles, as of December 31, 2018 were as follows (in thousands):

Years
2019	$67,682
2020	64,237
2021	56,142
2022	52,759
2023	52,522
Thereafter	383,974
$677,316

Total expense for operating leases, under ASC 840, primarily for offices, warehouses and motor vehicles amounted to $32.2 million and $29.3 million for the years ended December 31, 2018 and 2017, respectively.
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

Note 11. Redeemable Noncontrolling Interest
In connection with the acquisition of Silversea Cruises, we recorded a redeemable noncontrolling interest of $537.8 million due to the put options held by HCH. The put options may require us to purchase HCH's remaining interest, or 33.3% of Silversea Cruises, upon the occurrence or nonoccurrence of certain future events that are not solely within our control. As of December 31, 2019, HCH's interest is presented as Redeemable noncontrolling interest and is classified outside of shareholders' equity in our consolidated balance sheets. Additionally, the noncontrolling interest's share in the net earnings (loss) and contractual accretion requirements associated with the put options are included in Net Income attributable to noncontrolling interests in our consolidated statements of comprehensive income (loss).
The following table presents changes in the redeemable noncontrolling interest as of December 31, 2019 (in thousands):

Balance as of January 1, 2018	$—
Additions (Silversea Cruises acqusition)	537,770
Net income attributable to noncontrolling interest, including the contractual accretion of the put options	4,750
Other	(500)
Balance at December 31, 2018	$542,020
Net income attributable to noncontrolling interest, including the contractual accretion of the put options	28,713
Distribution to noncontrolling interest	(752)
Balance at December 31, 2019	$569,981

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Shareholders' Equity
Dividends Declared
During the fourth and third quarters of 2019, we declared a cash dividend on our common stock of $0.78 per share which was paid in the first quarter of 2020 and fourth quarter of 2019, respectively. During the first and second quarters of 2019, we declared a cash dividend on our common stock of $0.70 per share which was paid in the second and third quarters of 2019, respectively.
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
Common Stock Repurchase Program
In May 2018, our board of directors authorized a 24-month common stock repurchase program for up to $1.0 billion. The timing and number of shares to be repurchased will depend on a variety of factors, including price and market conditions. Repurchases under the program may be made at management's discretion from time to time on the open market or through privately negotiated transactions. During the year ended December 31, 2019, we repurchased 0.9 million shares of our common stock under this program, for a total of $99.6 million, in open market transactions that were recorded within Treasury stock in our consolidated balance sheets. As of December 31, 2019, we have $600.0 million that remains available for future stock repurchase transactions under our Board authorized program.
Note 13. Stock-Based Employee Compensation
We currently have awards outstanding under one stock-based compensation plan, our 2008 Equity Plan, which provides for awards to our officers, directors and key employees. The plan consists of a 2008 Equity Plan, as amended, provides for the issuance of up to 14,000,000 shares of our common stock pursuant to grants of (i) incentive and non-qualified stock options, (ii) stock appreciation rights, (iii) stock awards (including time-based and/or performance-based stock awards) and (iv) restricted stock units (including time-based and performance-based restricted stock units). During any calendar year, no one individual (other than non-employee members of our board of directors) may be granted awards of more than 500,000 shares and no non-employee member of our board of directors may be granted awards with a value in excess of $500,000 at the grant date. Options and restricted stock units outstanding as of December 31, 2019 generally vest in equal installments over four years from the date of grant. In addition, performance shares and performance share units generally vest in three years. With certain limited exceptions, awards are forfeited if the recipient ceases to be an employee before the shares vest.
Prior to 2012, our officers received a combination of stock options and restricted stock units. Beginning in 2012, our officers instead receive their long-term incentive awards through a combination of performance share units and restricted stock units. Each performance share unit award is expressed as a target number of performance share units based upon the fair market value of our common stock on the date the award is issued. The actual number of shares underlying each award (not to exceed 200% of the target number of performance share units) will be determined based upon the Company's achievement of a specified performance target range. In 2019, we issued a target number of 187,924 performance share units, which will vest approximately three years following the award issue date. The performance payout of these grants will be based on return on our invested capital ("ROIC") and

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

earnings per share (“EPS”) for the year ended December 31, 2021, as may be adjusted by the Talent and Compensation Committee of our board of directors in early 2022 for events that are outside of management's control.
Beginning in 2016, our senior officers meeting certain minimum age and service criteria receive their long-term incentive awards through a combination of restricted stock awards and restricted stock units. The restricted stock awards are subject to both performance and time-based vesting criteria while the restricted stock units are subject only to time-based vesting criteria. Each restricted stock award is issued in an amount equal to 200% of the target number of shares underlying the award based upon the fair market value of our common stock on the date the award is issued. Dividends accrue (but do not get paid) on the restricted stock awards during the vesting period, with the accrued amounts to be paid out following vesting only on the number of shares underlying the award which actually vest based on satisfaction of the performance criteria. The actual number of shares that vest (not to exceed 200% of the shares) will be determined based upon the Company's achievement of a specified performance target range. In 2019, we issued 194,486 restricted stock awards, representing 200% of the target number of shares underlying the award, all of which are considered issued and outstanding from the date of issuance, however; grantees will only retain those shares earned as the result of the Company achieving the performance goals during the measurement period. The performance payout of the 2019 awards will be based on ROIC and EPS for the year ended December 31, 2021, as may be adjusted by the Talent and Compensation Committee of our board of directors in early 2022 for events that are outside of management's control.
On January 24, 2018, the Company issued a one-time bonus award for all non-officer employees. These awards vest, in equal installments, over the 3 years following the award issue date. For shoreside eligible employees, awards were issued as equity-settled restricted stock units.
We also provide an Employee Stock Purchase Plan ("ESPP") to facilitate the purchase by employees of up to 1,300,000 shares of common stock in the aggregate. Offerings to employees are made on a quarterly basis. Subject to certain limitations, the purchase price for each share of common stock is equal to 85% of the average of the market prices of the common stock as reported on the New York Stock Exchange on the first business day of the purchase period and the last business day of each month of the purchase period. During the years ended December 31, 2019, 2018 and 2017, 91,586, 74,100 and 51,989 shares of our common stock were purchased under the ESPP at a weighted-average price of $98.20, $97.50 and $93.15, respectively.
Total compensation expense recognized for employee stock-based compensation for the years ended December 31, 2019, 2018 and 2017 was as follows (in thousands):

	Employee Stock-Based Compensation
Classification of expense	2019	2018	2017
Marketing, selling and administrative expenses	$75,930	$46,061	$69,459
Total compensation expense	$75,930	$46,061	$69,459
The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The estimated fair value of stock options, less estimated forfeitures, is amortized over the vesting period using the graded-vesting method. We did not issue any stock options during the years ended December 31, 2019, 2018 and 2017.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock option activity and information about stock options outstanding are summarized in the following table:

Stock Option Activity	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
			(years)	(in thousands)
Outstanding at January 1, 2019	153,093	$29.06	1.23	$10,399
Granted	—	—
Exercised	(87,262)	$19.96
Canceled	(844)	$33.73
Outstanding at December 31, 2019	64,987	$41.22	0.87	$5,990
Vested at December 31, 2019	64,987	$41.22	0.87	$5,990
Options Exercisable at December 31, 2019	64,987	$41.22	0.87	$5,990
___________________________________________________________________
(1)The intrinsic value represents the amount by which the fair value of stock exceeds the option exercise price.
The total intrinsic value of stock options exercised during the years ended December 31, 2019, 2018 and 2017 was $8.1 million, $11.1 million and $4.5 million, respectively. As of December 31, 2019, there was no unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under our stock incentive plan.
Restricted stock units are converted into shares of common stock upon vesting or, if applicable, are settled on a one-for-one basis. The cost of these awards is determined using the fair value of our common stock on the date of the grant, and compensation expense is recognized over the vesting period. Restricted stock activity is summarized in the following table:

Restricted Stock Units Activity	Number of Awards	Weighted- Average Grant Date Fair Value
Non-vested share units as of January 1, 2019	$800,585	$103.32
Granted	293,707	112.13
Vested	(267,134)	96.96
Canceled	(25,323)	109.32
Non-vested share units as of December 31, 2019	$801,835	$88.97

The weighted-average estimated fair value of restricted stock units granted during the years ended December 31, 2018 and 2017 was $122.12 and $99.03, respectively. The total fair value of shares released on the vesting of restricted stock units during the years ended December 31, 2019, 2018 and 2017 was $30.8 million, $33.9 million and $38.7 million, respectively. As of December 31, 2019, we had $37.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock unit grants, which will be recognized over the weighted-average period of 1.39 years.
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

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Performance Share Units Activity	Number of Awards	Weighted- Average Grant Date Fair Value
Non-vested share units as of January 1, 2019	302,561	88.57
Granted	187,924	87.39
Vested	(198,537)	62.49
Canceled	(5,931)	95.12
Non-vested share units as of December 31, 2019	286,017	105.76

The weighted-average estimated fair value of performance share units granted during the years ended December 31, 2018 and 2017 was $97.98 and $84.16, respectively. The total fair value of shares released on the vesting of performance share units during the years ended December 31, 2019, 2018 and 2017 was $23.0 million, $27.3 million and $10.0 million, respectively. As of December 31, 2019, we had $10.0 million of total unrecognized compensation expense, net of estimated forfeitures, related to performance share unit grants, which will be recognized over the weighted-average period of 1.06 year.
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

Restricted Stock Awards Activity	Number of Awards	Weighted- Average Grant Date Fair Value
Non-vested share units as of January 1, 2019	390,198	96.03
Granted	194,486	118.08
Vested	(120,329)	66.93
Canceled	(11,899)	66.93
Non-vested share units as of December 31, 2019	452,456	114.01

The weighted-average estimated fair value of restricted stock awards granted during the years ended December 31, 2018 and 2017 was $129.23 and $95.04, respectively. As of December 31, 2019, we had $3.2 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock award grants, which will be recognized over the weighted-average period of 1.24 years.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Earnings Per Share
A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Year Ended December 31,
	2019	2018	2017
Net Income attributable to Royal Caribbean Cruises Ltd. for basic and diluted earnings per share	$1,878,887	$1,811,042	$1,625,133
Weighted-average common shares outstanding	209,405	210,570	214,617
Dilutive effect of stock-based awards	525	984	1,077
Diluted weighted-average shares outstanding	209,930	211,554	215,694
Basic earnings per share	$8.97	$8.60	$7.57
Diluted earnings per share	$8.95	$8.56	$7.53
There were no antidilutive shares for the years ended December 31, 2019, 2018 and 2017.
Note 15. Retirement Plan
We maintain a defined contribution plan covering shoreside employees. Effective January 1, 2016, we commenced annual, non-elective contributions to the plan on behalf of all eligible participants equal to 3% of participants' eligible earnings. Remaining annual contributions to the plan are discretionary and are based on fixed percentages of participants' salaries and years of service, not to exceed certain maximums. Contribution expenses were $21.2 million, $18.9 million and $17.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Note 16. Income Taxes
We are subject to corporate income taxes in countries where we have operations or subsidiaries. We and the majority of our ship-operating and vessel-owning subsidiaries are currently exempt from U.S. corporate income tax on U.S. source income from the international operation of ships pursuant to Section 883 of the Internal Revenue Code. Regulations under Section 883 have limited the activities that are considered the international operation of a ship or incidental thereto. Accordingly, our provision for U.S. federal and state income taxes includes taxes on certain activities not considered incidental to the international operation of our ships.
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
Income tax expense for items not qualifying under Section 883, tonnage tax and income taxes for the remainder of our subsidiaries was approximately $32.6 million, $20.9 million and $18.3 million for the years ended December 31, 2019, 2018 and 2017, respectively, and was recorded within Other income (expense). In addition, all interest expense and penalties related to income tax liabilities are classified as income tax expense within Other income (expense).
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
As of December 31, 2019, the Company had deferred tax assets, for foreign net operating losses (“NOLs”) of $25.1 million. We have provided a full valuation allowance for these NOLs. $17.6 million of the NOLs are subject to expire between 2020 and 2025.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our deferred tax assets and deferred tax liabilities and corresponding valuation allowances related to our operations were not material as of December 31, 2019 and 2018.
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
Note 17. Changes in Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in accumulated other comprehensive loss by component for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive (loss) income

Accumulated comprehensive loss at January 1, 2017	$(820,850)	$(28,083)	$(67,551)	$(916,484)
Other comprehensive income (loss) before reclassifications	381,865	(6,755)	17,307	392,417
Amounts reclassified from accumulated other comprehensive loss	188,630	1,172	—	189,802
Net current-period other comprehensive income (loss)	570,495	(5,583)	17,307	582,219

Accumulated comprehensive loss at January 1, 2018	(250,355)	(33,666)	(50,244)	(334,265)
Other comprehensive income (loss) before reclassifications	(297,994)	6,156	(14,251)	(306,089)
Amounts reclassified from accumulated other comprehensive loss	11,133	1,487	—	12,620
Net current-period other comprehensive (loss) income	(286,861)	7,643	(14,251)	(293,469)

Accumulated comprehensive loss at January 1, 2019	(537,216)	(26,023)	(64,495)	(627,734)
Other comprehensive (loss) income before reclassifications	(146,108)	(20,314)	869	(165,553)
Amounts reclassified from accumulated other comprehensive loss	(5,205)	779	—	(4,426)
Net current-period other comprehensive (loss) income	(151,313)	(19,535)	869	(169,979)

Accumulated comprehensive loss at December 31, 2019	$(688,529)	$(45,558)	$(63,626)	$(797,713)

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents reclassifications out of accumulated other comprehensive loss for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
Details about Accumulated Other Comprehensive Loss Components	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Affected Line Item in Statements of Comprehensive Income (Loss)
Gain (loss) on cash flow derivative hedges:
Interest rate swaps	(4,289)	(10,931)	(31,603)	Interest expense, net of interest capitalized
Foreign currency forward contracts	(14,063)	(12,843)	(10,840)	Depreciation and amortization expenses
Foreign currency forward contracts	(5,080)	12,855	(9,472)	Other income (expense)
Foreign currency forward contracts	—	—	—	Other indirect operating expenses
Foreign currency collar options	—	—	(2,408)	Depreciation and amortization expenses
Fuel swaps	(1,292)	(1,580)	7,382	Other income (expense)
Fuel swaps	29,929	1,366	(141,689)	Fuel
	5,205	(11,133)	(188,630)
Amortization of defined benefit plans:
Actuarial loss	(779)	(1,487)	(1,172)	Payroll and related
	(779)	(1,487)	(1,172)
Total reclassifications for the period	$4,426	$(12,620)	$(189,802)

Note 18. Fair Value Measurements and Derivative Instruments
Fair Value Measurements
The estimated fair value of our financial instruments that are not measured at fair value, categorized based upon the fair value hierarchy, are as follows (in thousands):

	Fair Value Measurements at December 31, 2019					Fair Value Measurements at December 31, 2018
Description	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Cash and cash equivalents(4)	$243,738	$243,738	$243,738	—	—	$287,852	$287,852	$287,852	—	—
Total Assets	$243,738	$243,738	$243,738	$—	$—	$287,852	$287,852	$287,852	$—	$—
Liabilities:
Long-term debt (including current portion of long-term debt)(5)	$9,370,438	$10,059,055	—	$10,059,055	—	$9,871,267	$10,244,214	—	$10,244,214	—
Total Liabilities	$9,370,438	$10,059,055	$—	$10,059,055	$—	$9,871,267	$10,244,214	$—	$10,244,214	$—
___________________________________________________________________
(1)Inputs based on quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Valuation of these items does not entail a significant amount of judgment.
(2)Inputs other than quoted prices included within Level 1 that are observable for the liability, either directly or indirectly. For unsecured revolving credit facilities and unsecured term loans, fair value is determined utilizing the income valuation approach. This valuation model takes into account the contract terms of our debt such as the debt maturity and the interest rate on the debt. The valuation model also takes into account the creditworthiness of the Company.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)Inputs that are unobservable. The Company did not use any Level 3 inputs as of December 31, 2019 and 2018.
(4)Consists of cash and marketable securities with original maturities of less than 90 days.
(5)Consists of unsecured revolving credit facilities, senior notes, senior debentures and term loans. These amounts do not include our capital lease obligations or commercial paper.
Fair Value Measurements on a Nonrecurring Basis
During 2018, we announced that Skysea Holding would cease cruising operations by the end of 2018. As a result, we did not deem our investment balance to be recoverable and estimated the fair value of our investment to be zero. For further information on our Skysea Holding investment and impairment, refer to Note 8. Other Assets.
Other Financial Instruments
The carrying amounts of accounts receivable, accounts payable, accrued interest, accrued expenses and commercial paper approximate fair value as of December 31, 2019 and 2018.
Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company's financial instruments recorded at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2019				Fair Value Measurements at December 31, 2018
Description	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Derivative financial instruments(4)	$39,994	$—	$39,994	$—	$65,297	$—	$65,297	$—
Total Assets	$39,994	$—	$39,994	$—	$65,297	$—	$65,297	$—
Liabilities:
Derivative financial instruments(5)	$257,728	$—	$257,728	$—	$201,812	$—	$201,812	$—
Contingent consideration(6)	62,400	—	—	62,400	44,000	—	—	44,000
Total Liabilities	$320,128	$—	$257,728	$62,400	$245,812	$—	$201,812	$44,000
___________________________________________________________________
(1)Inputs based on quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Valuation of these items does not entail a significant amount of judgment.
(2)Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. For foreign currency forward contracts, interest rate swaps and fuel swaps, fair value is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms, such as maturity as well as other inputs, such as foreign exchange rates and curves, fuel types, fuel curves and interest rate yield curves. Derivative instrument fair values take into account the creditworthiness of the counterparty and the Company.
(3)Inputs that are unobservable.
(4)Consists of foreign currency forward contracts, interest rate swaps and fuel swaps. Refer to the "Fair Value of Derivative Instruments" table for breakdown by instrument type.
(5)Consists of foreign currency forward contracts, interest rate swaps and fuel swaps. Refer to the "Fair Value of Derivative Instruments" table for breakdown by instrument type.
(6)The contingent consideration related to the Silversea Cruises acquisition is estimated by applying a Monte-Carlo simulation method using our closing stock price along with significant inputs not observable in the market, including the probability of achieving the milestones and estimated future operating results. The Monte-Carlo simulation is a generally accepted statistical technique used to generate a defined number of valuation paths in order to develop a reasonable estimate of fair value. Refer to Note 3. Business Combination for further information on the Silversea Cruises acquisition. For the twelve months ended December 31, 2019, we recorded a contingent consideration expense of $18.4 million within Other (expense) income in our consolidated statements of comprehensive income (loss).
The reported fair values are based on a variety of factors and assumptions. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of December 31, 2019 or

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2018, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.
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
The following table presents information about the Company’s offsetting of financial assets under master netting agreements with derivative counterparties (in thousands):

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of December 31, 2019				As of December 31, 2018
	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Received	Net Amount of Derivative Assets

Derivatives subject to master netting agreements	$39,994	$(39,994)	$—	$—	$65,297	$(60,303)	$—	$4,994
Total	$39,994	$(39,994)	$—	$—	$65,297	$(60,303)	$—	$4,994
The following table presents information about the Company’s offsetting of financial liabilities under master netting agreements with derivative counterparties (in thousands):

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of December 31, 2019				As of December 31, 2018
	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Pledged	Net Amount of Derivative Liabilities

Derivatives subject to master netting agreements	$(257,728)	$39,994	$—	$(217,734)	$(201,812)	$60,303	$—	$(141,509)
Total	$(257,728)	$39,994	$—	$(217,734)	$(201,812)	$60,303	$—	$(141,509)

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

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Interest Rate Risk
Our exposure to market risk for changes in interest rates primarily relates to our debt obligations including future interest payments. At December 31, 2019 and 2018, approximately 62.1% and 59.1%, respectively, of our debt was effectively fixed. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense.
Market risk associated with our fixed rate debt is the potential increase in fair value resulting from a decrease in interest rates. We use interest rate swap agreements that effectively convert a portion of our fixed-rate debt to a floating-rate basis to manage this risk. At December 31, 2019 and 2018, we maintained interest rate swap agreements on the following fixed-rate debt instruments:

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Debt Instrument	Swap Notional as of December 31, 2019 (In thousands)	Maturity	Debt Fixed Rate	Swap Floating Rate: LIBOR plus	All-in Swap Floating Rate as of December 31, 2019
Oasis of the Seas term loan	$70,000	October 2021	5.41%	3.87%	5.80%
Unsecured senior notes	650,000	November 2022	5.25%	3.63%	5.54%
	$720,000
These interest rate swap agreements are accounted for as fair value hedges.
Market risk associated with our long-term floating rate debt is the potential increase in interest expense from an increase in interest rates. We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage this risk. At December 31, 2019 and 2018, we maintained interest rate swap agreements on the following floating-rate debt instruments:

Debt Instrument	Swap Notional as of December 31, 2019 (In thousands)	Maturity	Debt Floating Rate		All-in Swap Fixed Rate
Celebrity Reflection term loan	$272,708	October 2024	LIBOR plus	0.40%	2.85%
Quantum of the Seas term loan	428,750	October 2026	LIBOR plus	1.30%	3.74%
Anthem of the Seas term loan	453,125	April 2027	LIBOR plus	1.30%	3.86%
Ovation of the Seas term loan	587,917	April 2028	LIBOR plus	1.00%	3.16%
Harmony of the Seas term loan (1)	551,325	May 2028	EURIBOR plus	1.15%	2.26%
Odyssey of the Seas term loan(2)	460,000	October 2032	LIBOR plus	0.95%	3.20%
	$2,753,825
___________________________________________________________________
(1) Interest rate swap agreements hedging the Euro-denominated term loan for Harmony of the Seas include EURIBOR zero-floors matching the hedged debt EURIBOR zero-floor. Amount presented is based on the exchange rate as of December 31, 2019.
(2) Interest rate swap agreements hedging the term loan for Odyssey of the Seas include LIBOR zero-floors matching the hedged debt LIBOR zero-floor. The anticipated unsecured term loan for the financing of Odyssey of the Seas is expected to be drawn in October 2020.
These interest rate swap agreements are accounted for as cash flow hedges.
The notional amount of interest rate swap agreements related to outstanding debt and our current unfunded financing arrangements as of December 31, 2019 and 2018 was $3.5 billion and $3.4 billion, respectively.
Foreign Currency Exchange Rate Risk
Derivative Instruments
Our primary exposure to foreign currency exchange rate risk relates to our ship construction contracts denominated in Euros, our foreign currency denominated debt and our international business operations. We enter into foreign currency forward contracts to manage portions of the exposure to movements in foreign currency exchange rates. As of December 31, 2019, the aggregate cost of our ships on order, was $14.8 billion, of which we had deposited $881.5 million as of such date. These amounts do not include any ships placed on order that are contingent upon completion of conditions precedent and/or financing, any ships on order by our Partner Brands and any ships on order placed by Silversea Cruises during the reporting lag period. Refer to Note 19. Commitments and Contingencies, for further information on our ships on order. At December 31, 2019 and 2018, approximately 65.9% and 53.5%, respectively, of the aggregate cost of the ships under construction was exposed to fluctuations in the Euro exchange rate. Our foreign currency forward contract agreements are accounted for as cash flow or net investment hedges depending on the designation of the related hedge.
On a regular basis, we enter into foreign currency forward contracts and, from time to time, we utilize cross-currency swap agreements and collar options to minimize the volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than our functional currency or the functional

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

currencies of our foreign subsidiaries. During the year ended December 31, 2019, we maintained an average of approximately $689.7 million of these foreign currency forward contracts. These instruments are not designated as hedging instruments. For the years ended December 31, 2019, 2018 and 2017, changes in the fair value of the foreign currency forward contracts resulted in gains (losses) of $1.4 million, $(62.4) million and $62.0 million, respectively, which offset gains (losses) arising from the remeasurement of monetary assets and liabilities denominated in foreign currencies in those same years of $0.4 million, $57.6 million and $(75.6) million, respectively. These amounts were recognized in earnings within Other income (expense) in our consolidated statements of comprehensive income (loss).
We consider our investments in our foreign operations to be denominated in relatively stable currencies and of a long-term nature. As of December 31, 2019, we maintained foreign currency forward contracts and designated them as hedges of a portion of our net investments primarily in TUI Cruises of €173.0 million, or approximately $194.2 million based on the exchange rate at December 31, 2019. These forward currency contracts mature in October 2021.
The notional amount of outstanding foreign exchange contracts, excluding the forward contracts entered into to minimize remeasurement volatility, as of December 31, 2019 and 2018 was $2.9 billion and $3.7 billion, respectively.
Non-Derivative Instruments
We also address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries' and investments' functional currencies and designating it as a hedge of these subsidiaries and investments. We had designated debt as a hedge of our net investments primarily in TUI Cruises of €319.0 million, or approximately $358.1 million, as of December 31, 2019. As of December 31, 2018, we had designated debt as a hedge of our net investments primarily in TUI Cruises of €280.0 million, or approximately $320.2 million.
Fuel Price Risk
Our exposure to market risk for changes in fuel prices relates primarily to the consumption of fuel on our ships. We use fuel swap agreements to mitigate the financial impact of fluctuations in fuel prices.
Our fuel swap agreements are generally accounted for as cash flow hedges. At December 31, 2019, we have hedged the variability in future cash flows for certain forecasted fuel transactions occurring through 2023. As of December 31, 2019 and 2018, we had the following outstanding fuel swap agreements as hedges of our fuel exposure:

	Fuel Swap Agreements
	As of December 31, 2019	As of December 31, 2018
	(metric tons)
2019	—	856,800
2020	830,500	830,500
2021	488,900	488,900
2022	322,900	322,900
2023	82,400	—

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fuel Swap Agreements
	As of December 31, 2019	As of December 31, 2018
	(% hedged)
Projected fuel purchases for year:
2019	—	58%
2020	54%	54%
2021	30%	28%
2022	19%	19%
2023	5%	—
At December 31, 2019 there was no material estimated unrealized net loss associated with our cash flow hedges pertaining to fuel swap agreements to be reclassified to earnings from Accumulated other comprehensive loss within the next twelve months when compared to $26.8 million at December 31, 2018. Reclassification is expected to occur as the result of fuel consumption associated with our hedged forecasted fuel purchases.
The fair value and line item caption of derivative instruments recorded within our consolidated balance sheets were as follows (in thousands):

	Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of December 31, 2019	As of December 31, 2018	Balance Sheet Location	As of December 31, 2019	As of December 31, 2018
		Fair Value	Fair Value		Fair Value	Fair Value
Derivatives designated as hedging instruments under ASC 815-20(1)
Interest rate swaps	Other assets	$11	$23,518	Other long-term liabilities	$64,168	$40,467
Foreign currency forward contracts	Derivative financial instruments	—	4,044	Derivative financial instruments	75,260	39,665
Foreign currency forward contracts	Other assets	9,380	10,844	Other long-term liabilities	64,711	16,854
Fuel swaps	Derivative financial instruments	16,922	10,966	Derivative financial instruments	16,901	37,627
Fuel swaps	Other assets	8,677	9,204	Other long-term liabilities	33,965	65,182
Total derivatives designated as hedging instruments under ASC 815-20		34,990	58,576		255,005	199,795
Derivatives not designated as hedging instruments under ASC 815-20
Foreign currency forward contracts	Derivative financial Instruments	3,186	1,751	Derivative financial instruments	2,419	808
Foreign currency forward contracts	Other assets	—	1,579	Other long-term liabilities	—	833
Fuel swaps	Derivative financial instruments	1,643	2,804	Derivative financial instruments	295	376
Fuel swaps	Other assets	175	587	Other long-term liabilities	9	—
Total derivatives not designated as hedging instruments under ASC 815-20		5,004	6,721		2,723	2,017
Total derivatives		$39,994	$65,297		$257,728	$201,812
___________________________________________________________________
(1)Accounting Standard Codification 815-20 "Derivatives and Hedging."

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The location and amount of gain or (loss) recognized in income on fair value and cash flow hedging relationships were as follows (in thousands):

	Year Ended December 31, 2019				Year Ended December 31, 2018
	Fuel Expense	Depreciation and Amortization Expenses	Interest Income (Expense)	Other Income (Expense)	Fuel Expense	Depreciation and Amortization Expenses	Interest Income (Expense)	Other Income (Expense)
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$697,962	$1,245,942	$(381,568)	$(24,513)	$710,617	$1,033,697	$(300,872)	$11,107
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	n/a	n/a	$(23,464)	—	n/a	n/a	4,673	$—
Derivatives designated as hedging instruments	n/a	n/a	$16,607	—	n/a	n/a	$(8,854)	$—
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into income	n/a	n/a	$(4,289)	n/a	n/a	n/a	$(10,931)	n/a
Commodity contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into income	$29,929	n/a	n/a	$(1,292)	$1,366	n/a	n/a	$(1,580)
Foreign exchange contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into income	n/a	$(14,063)	n/a	$(5,080)	n/a	$(12,843)	n/a	$12,855

	Year Ended December 31, 2017
	Fuel Expense	Depreciation and Amortization Expenses	Interest Income (Expense)	Other Income (Expense)
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$681,118	$951,194	$(269,881)	$(5,289)
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	n/a	n/a	$—	$6,065
Derivatives designated as hedging instruments	n/a	n/a	$3,007	$(3,139)
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into income	n/a	n/a	$(31,603)	n/a
Commodity contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into income	$(141,689)	n/a	n/a	$7,382
Foreign exchange contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into income	n/a	$(13,248)	n/a	$(9,472)

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The carrying value and line item caption of non-derivative instruments designated as hedging instruments recorded within our consolidated balance sheets were as follows (in thousands):

		Carrying Value
Non-derivative instrument designated as hedging instrument under ASC 815-20	Balance Sheet Location	As of December 31, 2019	As of December 31, 2018
Foreign currency debt	Current portion of long-term debt	$73,572	$38,168
Foreign currency debt	Long-term debt	284,506	281,984
		$358,078	$320,152
The effect of derivative instruments qualifying and designated as hedging instruments and the related hedged items in fair value hedges on the consolidated statements of comprehensive income (loss) was as follows (in thousands):

	Location of Gain (Loss) Recognized in Income on Derivative and Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative			Amount of Gain (Loss) Recognized in Income on Hedged Item
Derivatives and related Hedged Items under ASC 815-20 Fair Value Hedging Relationships		Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Interest rate swaps	Interest expense (income), net of interest capitalized	$16,607	$(8,854)	$3,007	$(23,464)	$4,673	$—
Interest rate swaps	Other income (expense)	—	—	(3,139)	—	—	6,065
		$16,607	$(8,854)	$(132)	$(23,464)	$4,673	$6,065
The fair value and line item caption of derivative instruments recorded within our consolidated balance sheets for the cumulative basis adjustment for fair value hedges were as follows (in thousands):

Line Item in the Statement of Financial Position Where the Hedged Item is Included	Carrying Amount of the Hedged Liabilities		Cumulative amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
	As of December 31, 2019	As of December 31, 2018	As of December 31, 2019	As of December 31, 2018
Current portion of long-term debt and Long-term debt	$715,234	$725,486	$(1,301)	$(24,766)
	$715,234	$725,486	$(1,301)	$(24,766)
The effect of derivative instruments qualifying and designated as cash flow hedging instruments on the consolidated financial statements was as follows (in thousands):

	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Loss) on Derivative			Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives under ASC 815-20 Cash Flow Hedging Relationships	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017		Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Interest rate swaps	$(72,732)	$18,578	$(13,312)	Interest expense	$(4,289)	$(10,931)	$(31,603)
Foreign currency forward contracts	(148,881)	(222,645)	276,573	Depreciation and amortization expenses	(14,063)	(12,843)	(10,840)
Foreign currency forward contracts	—	—	—	Other income (expense)	(5,080)	12,855	(9,472)
Foreign currency forward contracts	—	—	—	Other indirect operating expenses	—	—	—
Foreign currency collar options	—	—	—	Depreciation and amortization expenses	—	—	(2,408)
Fuel swaps	—	—	—	Other income (expense)	(1,292)	(1,580)	7,382
Fuel swaps	75,505	(93,927)	118,604	Fuel	29,929	1,366	(141,689)
	$(146,108)	$(297,994)	$381,865		$5,205	$(11,133)	$(188,630)

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below represents amounts excluded from the assessment of effectiveness for our net investment hedging instruments for which the difference between changes in fair value and periodic amortization is recorded in accumulated other comprehensive income (loss) (in thousands):

Gain (Loss) Recognized in Income (Net Investment Excluded Components)	Year Ended December 31, 2019
Net inception fair value at January 1, 2019	$(8,359)
Amount of gain recognized in income on derivatives for the year ended December 31, 2019	4,024
Amount of loss remaining to be amortized in accumulated other comprehensive loss as of December 31, 2019	(3,673)
Fair value at December 31, 2019	$(8,008)
The effect of non-derivative instruments qualifying and designated as net investment hedging instruments on the consolidated financial statements was as follows (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)
Non-derivative instruments under ASC 815-20 Net Investment Hedging Relationships	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Foreign Currency Debt	$6,111	$13,210	$(38,971)
	$6,111	$13,210	$(38,971)
The effect of derivatives not designated as hedging instruments on the consolidated financial statements was as follows (in thousands):

		Amount of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments under ASC 815-20	Location of Gain (Loss) Recognized in Income on Derivative	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Foreign currency forward contracts	Other income (expense)	$1,356	$(62,423)	$61,952
Fuel swaps	Fuel	(37)	1,161	—
Fuel swaps	Other income (expense)	112	114	(1,133)
		$1,431	$(61,148)	$60,819
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
The amount of collateral required to be posted following such event will change as, and to the extent, our net liability position increases or decreases by more than the applicable minimum call amount. If our credit rating for our senior unsecured debt is subsequently equal to, or above BBB- by Standard & Poor's or Baa3 by Moody's, then any collateral posted at such time will be released to us and we will no longer be required to post collateral unless we meet the collateral trigger requirement, generally, at the next fifth-year anniversary. At December 31, 2019, five of our interest rate derivative instruments had reached their fifth anniversary; however, our senior unsecured debt credit rating was Baa2 by Moody's and BBB- by Standard & Poor's and, accordingly, we were not required to post any collateral as of such date.
Note 19. Commitments and Contingencies
Ship Purchase Obligations
Our future capital commitments consist primarily of new ship orders. As of December 31, 2019, we had one Quantum-class ship, two Oasis-class ships and three ships of a new generation, known as our Icon-class, on order

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for our Royal Caribbean International brand with an aggregate capacity of approximately 32,400 berths. As of December 31, 2019, we had three Edge-class ships on order for our Celebrity brand with an aggregate capacity of approximately 9,400 berths. Additionally as of December 31, 2019, we had five ships on order with an aggregate capacity of approximately 2,400 berths for our Silversea Cruises brand. The following provides further information on recent developments with respect to our ship orders.
During 2017, we entered into credit agreements for the unsecured financing of the two Icon-class ships for up to 80% of each ship’s contract price. For each ship, the official Finnish export credit agency, Finnvera plc, has agreed to guarantee 100% of a substantial majority of the financing to the lenders, with a smaller portion of the financing to be 95% guaranteed by Euler Hermes, the official German export credit agency. The maximum loan amount under each facility is not to exceed €1.4 billion, or approximately $1.6 billion, based on the exchange rate at December 31, 2019. Interest on approximately 75% of each loan will accrue at a fixed rate of 3.56% and 3.76% for the first and the second Icon-class ships, respectively, and the balance will accrue interest at a floating rate ranging from LIBOR plus 1.10% to 1.15% and LIBOR plus 1.15% to 1.20% for the first and the second Icon-class ships, respectively. Each loan will amortize semi-annually and will mature 12 years following delivery of each ship. The first and second Icon-class ships will each have a capacity of approximately 5,600 berths and are expected to enter service in the second quarters of 2022 and 2024, respectively.
During 2017, we entered into credit agreements for the unsecured financing of the third and fourth Edge-class ships and the fifth Oasis-class ship for up to 80% of each ship’s contract price through facilities to be guaranteed 100% by Bpifrance Assurance Export, the official export credit agency of France. Under these financing arrangements, we have the right, but not the obligation, to satisfy the obligations to be incurred upon delivery and acceptance of each ship under the shipbuilding contract by assuming, at delivery and acceptance, the debt indirectly incurred by the shipbuilder during the construction of each ship. The maximum loan amount under each facility is not to exceed €684.2 million in the case of the third Edge-class ship and the United States dollar equivalent of €714.6 million and €1.1 billion in the case of the fourth Edge-class ship and fifth Oasis-class ship, or approximately $802.1 million and $1.2 billion, respectively, based on the exchange rate at December 31, 2019. The loans will amortize semi-annually and will mature 12 years following delivery of each ship. Interest on the loans will accrue at a fixed rate of 1.28% for the third Edge-class ship and at a fixed rate of 3.18% for both, the fourth Edge-class ship and the fifth Oasis-class ship. The third and fourth Edge-class ships, each of which will have a capacity of approximately 3,250, are expected to enter service in the fourth quarters of 2021 and 2022, respectively. The fifth Oasis-class ship will have a capacity of approximately 5,700 berths and is expected to enter service in the second quarter of 2021.
During 2016, we entered into credit agreements for the unsecured financing of our first two Edge-class ships for up to 80% of each ship’s contract price through facilities to be guaranteed 100% by Bpifrance Assurance Export, the official export credit agency of France. Celebrity Edge, the first Edge-class ship for our Celebrity Cruises brand, entered service in December 2018. For further information on the financing agreement for this ship, refer to Note 9. Debt. The second Edge-class ship will have a capacity of approximately 2,900 berths and is expected to enter service in the first quarter of 2020. Under the financing arrangement for the second Edge-class ship, we have the right, but not the obligation, to satisfy the obligations to be incurred upon delivery and acceptance of the vessel under the shipbuilding contract by assuming, at delivery and acceptance, the debt indirectly incurred by the shipbuilder during the construction of the ship. The maximum loan amount under the facility for the second Edge-class ship delivery is not to exceed the United States dollar equivalent of €627.1 million, or approximately $704.0 million, respectively, based on the exchange rate at December 31, 2019. The loan will amortize semi-annually and will mature 12 years following delivery of the ship. Interest on the loan will accrue at a fixed rate of 3.23%.
During 2015, we entered into a credit agreement for the unsecured financing of the fifth Quantum-class ship for up to 80% of the ship’s contract price, through a facility to be guaranteed 95% by Euler Hermes, official export credit agency of Germany. Hermes has agreed to guarantee to the lender payment of 95% of the financing. The ship will have a capacity of approximately 4,200 berths and is expected to enter service in the fourth quarter of 2020. This credit agreement makes available to us an unsecured term loan in an amount up to the United States dollar equivalent of €777.5 million, or approximately $872.7 million, based on the exchange rate at December 31, 2019.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The loan will amortize semi-annually and will mature 12 years following delivery of the ship. At our election, prior to delivery of the ship, interest on the loans will accrue either (1) at a fixed rate of 3.45% (inclusive of the applicable margin) or (2) at a floating rate equal to LIBOR plus 0.95%.
Our future capital commitments consist primarily of new ship orders. As of December 31, 2019, our Global Brands have the following ships on order:

Ship	Shipyard	Expected to Enter Service	Approximate Berths
Royal Caribbean International —
Oasis-class:
Wonder of the Seas	Chantiers de l’Atlantique	2nd Quarter 2021	5,700
Unnamed	Chantiers de l’Atlantique	4th Quarter 2023	5,700
Quantum-class:
Odyssey of the Seas	Meyer Werft	4th Quarter 2020	4,200
Icon-class:
Unnamed	Meyer Turku Oy	2nd Quarter 2022	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2024	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2025	5,600
Celebrity Cruises —
Edge-class:
Celebrity Apex	Chantiers de l’Atlantique	2nd Quarter 2020	2,900
Celebrity Beyond	Chantiers de l’Atlantique	4th Quarter 2021	3,250
Unnamed	Chantiers de l’Atlantique	4th Quarter 2022	3,250
Silversea Cruises — (1)
Silver Origin	De Hoop	3rd Quarter 2020	100
Muse-class:
Silver Moon	Fincantieri	3rd Quarter 2020	550
Silver Dawn	Fincantieri	3rd Quarter 2021	550
Evolution-class:
Unnamed	Meyer Werft	1st Quarter 2022	600
Unnamed	Meyer Werft	1st Quarter 2023	600
TUI Cruises (50% joint venture) —
Mein Schiff 7	Meyer Turku Oy	2nd Quarter 2023	2,900
Unnamed	Fincantieri	3rd Quarter 2024	4,100
Unnamed	Fincantieri	1st Quarter 2026	4,100

Total Berths			55,300
(1) The revenue impact from Silversea Cruises' new ships will be recognized on a three month reporting lag from the "Expected to Enter Service" dates above. Refer to Note 1. General to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information.
In June 2019, Silversea Cruises entered into a $300 million unsecured term loan facility for the financing of Silver Moon to pay a portion of the ship's contract price through a facility guaranteed by us. We expect to draw upon this loan when we take delivery of the ship. The loan will be due and payable at maturity in June 2028. Interest on the loan will accrue at LIBOR plus 1.50%.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In September 2019, Silversea Cruises entered into two credit agreements, guaranteed by us, for the unsecured financing of the first and second Evolution-class ships for an amount of up to 80% of each ship's contract price through facilities to be guaranteed 95% by Euler Hermes, the official export credit agency of Germany. The maximum loan amount under each facility is not to exceed the United States dollar equivalent of €351.6 million in the case of the first Evolution-class ship and €359.0 million in the case of the second Evolution-class ship, or approximately $394.7 million and $403.0 million, respectively, based on the exchange rate at December 31, 2019. Each loan, once funded, will amortize semi-annually and will mature 12 years following the delivery of each ship.  At our election, interest on each loan will accrue either (1) at a fixed rate of 4.14% and 4.18%, respectively (inclusive of the applicable margin) or (2) at a floating rate equal to LIBOR plus 0.79% and 0.83%, respectively. The first and second Evolution-class ships will each have a capacity of approximately 600 berths and are scheduled for delivery in the first quarters of 2022 and 2023, respectively.

In December 2019, we entered into a credit agreement for the unsecured financing of the sixth Oasis-class ship for up to 80% of the ship’s contract price through a facility to be guaranteed 100% by Bpifrance Assurance Export, the official export credit agency of France. Under the financing arrangement, we have the right, but not the obligation, to satisfy the obligations to be incurred upon delivery and acceptance of the ship under the shipbuilding contract by assuming, at delivery and acceptance, the debt indirectly incurred by the shipbuilder during the construction of the ship. The maximum loan amount under the facility is not to exceed the United States dollar equivalent of €1.3 billion, or approximately $1.5 billion based on the exchange rate at December 31, 2019. The loan will amortize semi-annually and will mature 12 years following delivery of the ship. Interest on the loan will accrue at a fixed rate of 3.00% (inclusive of margin). The sixth Oasis-class ship will have a capacity of approximately 5,700 berths and is scheduled for delivery in the fall of 2023.

In December 2019, we entered into a credit agreement for the unsecured financing of the third Icon-class ship for up to 80% of the ship’s contract price. Finnvera plc, the official export credit agency of Finland, has agreed to guarantee 95% of the substantial majority of the financing, with a smaller portion of the financing to be 95% guaranteed by Euler Hermes, the official German export credit agency. The maximum loan amount under the facility is not to exceed the United States dollar equivalent of €1.4 billion, or approximately $1.6 billion based on the exchange rate at December 31, 2019. The loan, once funded, will amortize semi-annually and will mature 12 years following the delivery of the ship. Approximately 60% of the loan will accrue interest at a fixed rate of 3.29%. The balance of the loan will accrue interest at a floating rate of LIBOR plus 0.85%. The third Icon-class ship will have a capacity of approximately 5,600 berths and is scheduled for delivery in the second quarter of 2025.
As of December 31, 2019, the aggregate cost of our ships on order, not including any ships on order by our Partner Brands and the Silversea Cruises ships that remain contingent upon final documentation and financing, was approximately $14.8 billion, of which we had deposited $881.5 million as of such date. Approximately 65.9% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at December 31, 2019. Refer to Note 18. Fair Value Measurements and Derivative Instruments for further information.
In addition, as of December 31, 2019, we have an agreement in place with Chantiers de l’Atlantique to build an additional Edge-class ship for delivery in the 4th quarter of 2024, which is contingent upon completion of conditions precedent and financing.
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

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

a material adverse impact to our financial condition, results of operations or cash flows. However, the outcome of litigation is inherently unpredictable and subject to significant uncertainties, and there can be no assurances that the final outcome of this case will not be material.
We are routinely involved in other claims typical within the travel and tourism industry. The majority of these claims are covered by insurance. We believe the outcome of such claims, net of expected insurance recoveries, will not have a material adverse impact on our financial condition or results of operations and cash flows.
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
At December 31, 2019, we have future commitments to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts as follows (in thousands):

Year
2020	$202,879
2021	137,840
2022	57,096
2023	14,596
2024	8,760
Thereafter	34,233
$455,404

Note 20. Restructuring Charges
For the year ended December 31, 2019, we incurred restructuring charges of $12.0 million in connection with our international sales and marketing strategy. For the year ended December 31, 2018 and 2017, we did not incur restructuring charges.
Centralization of Global Sales and Marketing Structure
During the year ended December 31, 2019, we implemented a strategy related to the restructuring and centralization of our international sales and marketing structure. Activities related to this strategy focused on moving from a multi-brand sales model to a brand dedicated sales model, which resulted in the consolidation of some of our international offices and personnel reorganization among our sales and marketing teams. The personnel reorganization resulted in the recognition of a liability for one-time termination benefits during the twelve months ended December 31, 2019. We also incurred contract termination costs related to the closure of some of our international offices and other related costs consisting of legal and consulting fees to implement this initiative. As a result of these actions, we incurred restructuring exit costs of $12.0 million for the year ended December 31, 2019, which were reported within Marketing, selling and administrative expenses in our consolidated statements of comprehensive income (loss). In 2020, we expect to incur additional immaterial costs as it relates to the restructuring activities of this strategy.
The following table summarizes our restructuring exit costs (in thousands):

	Beginning Balance January 1, 2019	Accruals	Payments	Ending Balance December 31, 2019	Cumulative Charges Incurred
Termination benefits	—	$8,880	$491	$8,389	$8,880
Contract termination costs	—	338	—	338	338
Other related costs	—	2,808	23	2,785	2,808
Total	—	$12,026	$514	$11,512	$12,026

Note 21. Quarterly Selected Financial Data (Unaudited)

	(In thousands, except per share data)
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2019	2018	2019	2018	2019	2018	2019	2018
Total revenues(1)	$2,439,767	$2,027,756	$2,806,631	$2,337,605	$3,186,850	$2,796,187	$2,517,413	$2,332,301
Operating income	$318,831	$274,146	$573,653	$456,895	$890,792	$799,733	$299,425	$364,027
Net Income attributable to Royal Caribbean Cruises Ltd.	$249,681	$218,653	$472,830	$466,295	$883,240	$810,391	$273,136	$315,703
Earnings per share
Basic	$1.19	$1.03	$2.26	$2.20	$4.21	$3.88	$1.31	$1.51
Diluted	$1.19	$1.02	$2.25	$2.19	$4.20	$3.86	$1.30	$1.50
Dividends declared per share	$0.70	$0.60	$0.70	$0.60	$0.78	$0.70	$0.78	$0.70
___________________________________________________________________
(1)Our revenues are seasonal based on the demand for cruises. Demand is strongest for cruises during the Northern Hemisphere's summer months and holidays.