Form 10-Q
period 2020-03-31
ROYAL CARIBBEAN CRUISES LTD
filed 2020-05-21
CIK 884887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
There were 209,385,377 shares of common stock outstanding as of May 13, 2020.

EXPLANATORY NOTE

As previously disclosed in the Current Report on Form 8-K filed by Royal Caribbean Cruises Ltd. (the “Company”) on May 11, 2020, as amended on May 12, 2020, the Company delayed the filing of this Quarterly Report on Form 10-Q due to circumstances related to the COVID-19 pandemic and in reliance on the U.S. Securities and Exchange Commission’s order under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and certain rules thereunder (Release No. 34-88465). In particular, the COVID-19 pandemic has resulted in the Company announcing a voluntary suspension of its global cruise operations from March 13 through at least July 31, 2020 and China sailings until at least June 30, 2020, interfering with the Company’s normal operations. In addition, voluntary and mandatory measures implemented by the Company to reduce the spread of the virus have limited access to many of the areas where the Company operates, including its corporate offices and facilities, resulting in limited support from staff. These restrictions impacted the Company’s ability to complete its internal quarterly review, including an evaluation of the various impacts of COVID-19 on the Company’s financial statements and to prepare and complete the Form 10-Q in a timely manner.

ROYAL CARIBBEAN CRUISES LTD.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited; in thousands, except per share data)

	Quarter Ended March 31,
	2020	2019
Passenger ticket revenues	$1,376,851	$1,709,984
Onboard and other revenues	655,899	729,783
Total revenues	2,032,750	2,439,767
Cruise operating expenses:
Commissions, transportation and other	317,129	363,155
Onboard and other	123,718	135,170
Payroll and related	330,390	269,532
Food	121,316	139,534
Fuel	194,268	160,171
Other operating	423,998	346,142
Total cruise operating expenses	1,510,819	1,413,704
Marketing, selling and administrative expenses	395,890	414,947
Depreciation and amortization expenses	324,330	292,285
Impairment and credit losses	1,108,118	—
Operating (Loss) Income	(1,306,407)	318,831
Other income (expense):
Interest income	5,534	9,784
Interest expense, net of interest capitalized	(92,911)	(100,415)
Equity investment (loss) income	(10,392)	33,694
Other expense	(32,859)	(5,088)
	(130,628)	(62,025)
Net (Loss) Income	(1,437,035)	256,806
Less: Net Income attributable to noncontrolling interest	7,444	7,125
Net (Loss) Income attributable to Royal Caribbean Cruises Ltd.	$(1,444,479)	$249,681
(Loss) Earnings per Share:
Basic	$(6.91)	$1.19
Diluted	$(6.91)	$1.19
Weighted-Average Shares Outstanding:
Basic	209,097	209,322
Diluted	209,097	209,874
Comprehensive (Loss) Income
Net (Loss) Income	$(1,437,035)	$256,806
Other comprehensive income (loss):
Foreign currency translation adjustments	10,290	564
Change in defined benefit plans	(7,589)	(653)
(Loss) gain on cash flow derivative hedges	(300,605)	48,843
Total other comprehensive (loss) income	(297,904)	48,754
Comprehensive (Loss) Income	(1,734,939)	305,560
Less: Comprehensive Income attributable to noncontrolling interest	7,444	7,125
Comprehensive (Loss) Income attributable to Royal Caribbean Cruises Ltd.	$(1,742,383)	$298,435
The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of
	March 31,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$3,890,811	$243,738
Trade and other receivables, net	220,876	305,821
Inventories	177,705	162,107
Prepaid expenses and other assets	304,809	429,211
Derivative financial instruments	—	21,751
Total current assets	4,594,201	1,162,628
Property and equipment, net	25,857,215	25,466,808
Operating lease right-of-use assets	619,439	687,555
Goodwill	809,216	1,385,644
Other assets	1,564,982	1,617,649
Total assets	$33,445,053	$30,320,284
Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Current liabilities
Current portion of debt	$3,411,993	$1,186,586
Commercial paper	343,557	1,434,180
Current portion of operating lease liabilities	98,883	96,976
Accounts payable	1,414,394	563,706
Accrued interest	114,738	70,090
Accrued expenses and other liabilities	1,022,405	1,078,345
Derivative financial instruments	203,308	94,875
Customer deposits	2,373,092	3,428,138
Total current liabilities	8,982,370	7,952,896
Long-term debt	12,273,322	8,414,110
Long-term operating lease liabilities	583,979	601,641
Other long-term liabilities	796,182	617,810
Total liabilities	22,635,853	17,586,457
Commitments and contingencies (Note 10)
Redeemable noncontrolling interest	577,425	569,981
Shareholders’ equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 237,168,148 and 236,547,842 shares issued, March 31, 2020 and December 31, 2019, respectively)	2,372	2,365
Paid-in capital	3,473,253	3,493,959
Retained earnings	9,915,758	11,523,326
Accumulated other comprehensive loss	(1,095,617)	(797,713)
Treasury stock (27,799,775 and 27,746,848 common shares at cost, March 31, 2020 and December 31, 2019, respectively)	(2,063,991)	(2,058,091)
Total shareholders’ equity	10,231,775	12,163,846
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$33,445,053	$30,320,284
The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Three Months Ended March 31,
	2020	2019
Operating Activities
Net (Loss) Income	$(1,437,035)	$256,806
Adjustments:
Depreciation and amortization	324,330	292,285
Impairment and credit losses	1,108,118	—
Net deferred income tax expense	253	2,983
Loss (gain) on derivative instruments not designated as hedges	120,765	(4,780)
Share-based compensation (income) expense	(7,428)	27,322
Equity investment loss (income)	10,392	(33,694)
Amortization of debt issuance costs	7,795	10,366
Amortization of commercial paper notes discount	6,615	7,916
Change in fair value of contingent consideration	(51,019)	—
Changes in operating assets and liabilities:
Decrease (increase) in trade and other receivables, net	84,578	(44,382)
Increase in inventories	(15,598)	(4,366)
Decrease (increase) in prepaid expenses and other assets	24,476	(12,323)
Increase in accounts payable	851,342	8,843
Increase in accrued interest	44,648	45,581
Increase (decrease) in accrued expenses and other liabilities	110,440	(68,688)
(Decrease) increase in customer deposits	(959,555)	580,735
Dividends received from unconsolidated affiliates	1,991	42,435
Other, net	(26,398)	(28,585)
Net cash provided by operating activities	198,710	1,078,454
Investing Activities
Purchases of property and equipment	(1,252,554)	(470,116)
Cash received on settlement of derivative financial instruments	1,132	5,803
Cash paid on settlement of derivative financial instruments	(96,575)	(678)
Investments in and loans to unconsolidated affiliates	(2,000)	—
Cash received on loans to unconsolidated affiliates	5,160	11,824
Proceeds from the sale of property and equipment	5,256	—
Other, net	(1,596)	2,719
Net cash used in investing activities	(1,341,177)	(450,448)
Financing Activities
Debt proceeds	7,052,189	316,810
Debt issuance costs	(62,346)	(3,675)
Repayments of debt	(921,867)	(1,146,674)
Proceeds from issuance of commercial paper notes	6,396,787	5,039,834
Repayments of commercial paper notes	(7,494,025)	(4,711,208)
Dividends paid	(163,563)	(146,817)
Proceeds from exercise of common stock options	384	241
Other, net	(17,347)	(16,192)
Net cash provided by (used in) financing activities	4,790,212	(667,681)
Effect of exchange rate changes on cash	(672)	20
Net increase (decrease) in cash and cash equivalents	3,647,073	(39,655)
Cash and cash equivalents at beginning of period	243,738	287,852
Cash and cash equivalents at end of period	$3,890,811	$248,197
Supplemental Disclosure
Cash paid during the period for:
Interest, net of amount capitalized	$31,481	$37,103
Non-cash Investing Activities
Notes receivable issued upon sale of property and equipment	$6,294	$—
Purchase of property and equipment included in accounts payable and accrued expenses and other liabilities	$29,022	$—
The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited; in thousands)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at January 1, 2020	$2,365	$3,493,959	$11,523,326	$(797,713)	$(2,058,091)	$12,163,846
Activity related to employee stock plans	7	(20,706)	—	—	—	(20,699)
Common stock dividends, $0.78 per share	—	—	(163,089)	—	—	(163,089)
Changes related to cash flow derivative hedges	—	—	—	(300,605)	—	(300,605)
Change in defined benefit plans	—	—	—	(7,589)	—	(7,589)
Foreign currency translation adjustments	—	—	—	10,290	—	10,290
Purchases of treasury stock	—		—	—	(5,900)	(5,900)
Net Loss attributable to Royal Caribbean Cruises Ltd.	—	—	(1,444,479)	—	—	(1,444,479)
Balance at March 31, 2020	$2,372	$3,473,253	$9,915,758	$(1,095,617)	$(2,063,991)	$10,231,775

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at January 1, 2019	$2,358	$3,420,900	$10,263,282	$(627,734)	$(1,953,345)	$11,105,461
Activity related to employee stock plans	6	11,519	—	—	—	11,525
Common stock dividends, $0.70 per share	—	—	(146,351)	—	—	(146,351)
Changes related to cash flow derivative hedges	—	—	—	48,843	—	48,843
Change in defined benefit plans	—	—	—	(653)	—	(653)
Foreign currency translation adjustments	—	—	—	564	—	564
Net Income attributable to Royal Caribbean Cruises Ltd.	—	—	249,681	—	—	249,681
Balance at March 31, 2019	$2,364	$3,432,419	$10,366,612	$(578,980)	$(1,953,345)	$11,269,070

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
As used in this Quarterly Report on Form 10-Q, the terms “Royal Caribbean,” the “Company,” “we,” “our” and “us” refer to Royal Caribbean Cruises Ltd. and, depending on the context, Royal Caribbean Cruises Ltd.’s consolidated subsidiaries and/or affiliates. The terms “Royal Caribbean International,” “Celebrity Cruises,” “Azamara Club Cruises” and "Silversea Cruises" refer to our wholly- or majority-owned global cruise brands. Throughout this report, we also refer to regional brands in which we hold an ownership interest, including “TUI Cruises” and “Pullmantur.” However, because these regional brands are unconsolidated investments, our operating results and other disclosures herein do not include these brands unless otherwise specified. In accordance with cruise vacation industry practice, the term “berths” is determined based on double occupancy per cabin even though many cabins can accommodate three or more passengers. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019, including the audited consolidated financial statements and related notes included therein, as updated by our Current Report on Form-8K dated May 13, 2020.
This Quarterly Report on Form 10-Q also includes trademarks, trade names and service marks of other companies.  Use or display by us of other parties’ trademarks, trade names or service marks is not intended to and does not imply a relationship with, or endorsement or sponsorship of us by, these other parties other than as described herein.
Note 1. General
Description of Business
We are a global cruise company. As of March 31, 2020, we control and operate four global cruise brands: Royal Caribbean International, Celebrity Cruises, Azamara Club Cruises and Silversea Cruises (collectively, our "Global Brands").
We also own a 50% joint venture interest in the German brand TUI Cruises and a 49% interest in the Spanish brand Pullmantur (collectively, our "Partner Brands"). We account for our investments in our Partner Brands under the equity method of accounting.
Management's Plan and Liquidity
As part of the global containment effort for the COVID-19 pandemic, the Company implemented a voluntary suspension of its global cruise operations effective March 13, 2020, which has subsequently been extended through at least July 31, 2020 and China sailings until at least June 30, 2020. On March 14, 2020, concurrent with our and the broader cruise industry’s suspension, the U.S. Centers for Disease Control and Prevention (“CDC”) issued a No Sail Order through April 13, 2020. On April 9, 2020, the CDC modified its existing No Sail Order to extend it until the earliest of (a) the expiration of the Secretary of Health and Human Services’ declaration that COVID-19 constitutes a public health emergency, (b) the date the Director of the CDC rescinds or modifies the No Sail Order or (c) 100 days after the order appears on the Federal Register, which would be July 24, 2020.
Significant events affecting travel, including COVID-19, typically have an impact on the booking pattern for cruise vacations, with the full extent of the impact generally determined by the length of time the event influences travel decisions. Based on our assumptions and estimates and our financial condition, we believe that the liquidity described in the following paragraphs will be sufficient to fund our liquidity requirements for at least the next twelve months. However, there can be no assurance that our assumptions and estimates are accurate due to possible unknown variables, including, but not limited to, whether the CDC will issue additional No Sail Orders on cruises out of the United States. The No Sail Order is currently set to expire on or before July 24, 2020. The Company, working with the CDC, is developing its enhanced safety and health protocols as well as other operational procedures necessary to return its vessels to service and is targeting mid-summer of 2020 to begin sailings; however, if the ban on cruising is extended beyond the third quarter of 2020, it will have a material adverse impact on our current and forecasted liquidity levels. There are also other unknown variables related to the unprecedented suspension of our operations and, as such, there is significant uncertainty in our ability to predict future liquidity requirements.
As of March 31, 2020, the Company had liquidity of $3.6 billion, consisting of cash and cash equivalents, net of our outstanding commercial paper notes. During the quarter ended March 31, 2020 and through the issuance of these financial statements, as described in Note 7. Debt, the Company:

•increased the capacity under our revolving credit facilities by $0.6 billion and fully drew on both facilities;
•entered into 364-day senior secured term loan for $2.2 billion, which was subsequently increased to $2.35 billion and was repaid in its entirety through the date of these financial statements; and

•secured deferrals of existing debt amortization under our export-credit backed ship debt facilities which increased the Company’s liquidity by an additional $0.8 billion.

The Company has also undertaken several proactive measures as well as has future plans to mitigate the financial and operational impacts of COVID-19, through new financing options, reduction of capital expenditures and operating expenses, including furloughing staff, laying up vessels, as well as agreeing with certain of our lenders not to pay dividends or engage in stock repurchases.

We were in compliance with all of our debt covenants as of March 31, 2020 and the date these financial statements were issued. Subsequent to March 31, 2020, we amended each of our outstanding facilities to waive compliance with all financial covenants in such facilities through and including the first quarter of 2021.

We also have agreements with a number of credit card processors that transact advance passenger ticket deposits and onboard transactions related to our cruise voyages. These agreements allow the credit card processors to require under certain circumstances, including the existence of a material adverse change, excessive chargebacks and other triggering events, that we maintain a reserve which could be satisfied by posting collateral. While we have not posted any collateral under these agreements as of the date of the issuance of the financial statements, we are currently in discussions with certain processors which may result in the posting of collateral to satisfy reserve requirements. Based on the triggers in the various agreements and the conversations to date, we believe the maximum reserve we may need to provide under these agreements in the next twelve months is approximately $300 million.

Any covenant waiver may lead to increased costs, increased interest rates, additional restrictive covenants and other available lender protections that would be applicable. There can be no assurance that we would be able to obtain waivers in a timely manner, or on acceptable terms at all. If we were not able to obtain waivers or repay the debt facilities, this would lead to an event of default and potential acceleration of amounts due under all of our outstanding debt and derivative contract payables.

Note 2. Summary of Significant Accounting Policies
Adoption of Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326); Measurement of Credit Losses on Financial Instruments. This ASU, along with subsequent ASUs issued to clarify certain of its provisions, introduces new guidance which makes substantive changes to the accounting model for financial assets subject to credit losses that are measured at amortized cost, as well as certain off-balance sheet credit exposures. The updates include the introduction of a new current expected credit loss (“CECL”) model that is based on expected rather than incurred losses. On January 1, 2020, we adopted these updates using the modified retrospective approach. The adoption did not have a material impact to our consolidated financial statements.

Recent Accounting Pronouncements
In January 2020, the FASB issued ASU No. 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivative and Hedging (Topic 815), which clarifies the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities. The guidance clarifies how to account for the transition into and out of the equity method of accounting when considering observable transactions under the measurement alternative. The ASU is effective for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those annual periods, with early adoption permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions to the current guidance on contract modifications and hedging relationships to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

Note 3. Impairment and Credit Losses

The increased challenges related to COVID-19 has significantly impacted our expected investments, operating plans and projected cash flows. Refer to Note 1. General for further information regarding COVID-19 and its impact to the Company. As a result of these developments, we performed interim impairment evaluations on certain assets as further discussed below.

Goodwill & Intangible Assets

The following are the carrying amounts of goodwill attributable to our Royal Caribbean International, Celebrity Cruises and Silversea Cruises reporting units and the changes in such balances during the quarter ended March 31, 2020 (in thousands) are as follows:

	Royal Caribbean International	Celebrity Cruises	Silversea Cruises	Total
Balance at December 31, 2019	$299,226	$1,632	$1,084,786	$1,385,644
Impairment charge	—	—	(576,208)	(576,208)
Transfer of goodwill attributable to the 2019 purchase of photo operations onboard our ships	(2,694)	2,694	—	—
Foreign currency translation adjustment	(220)	—	—	(220)
Balance at March 31, 2020	$296,312	$4,326	$508,578	$809,216

We performed an interim impairment evaluation of Royal Caribbean International’s goodwill in connection with the preparation of our financial statements during the quarter ended March 31, 2020. As a result of the test, we determined that the fair value of the Royal Caribbean International reporting unit exceeded its carrying value by approximately 32% resulting in no impairment to the Royal Caribbean International goodwill. As of March 31, 2020, the carrying amount of goodwill attributable to our Royal Caribbean reporting unit was $296.3 million.

We also performed an interim impairment evaluation of Silversea Cruises’ goodwill in connection with the preparation of our financial statements for the quarter ended March 31, 2020. We estimated the fair value of the Silversea Cruises reporting unit using a probability-weighted discounted cash flow model in combination with a market based valuation approach. As a result of this analysis, we determined that the carrying value of the Silversea Cruises reporting unit exceeded its fair value. Accordingly, we recognized a goodwill impairment charge of $576.2 million during the quarter ended March 31, 2020, which is also the accumulated impairment charge as of March 31, 2020.

Intangible assets consist of finite and indefinite life assets and are reported within Other assets in our consolidated balance sheets. The following is a summary of our intangible assets as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020
	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment losses	Net Carrying Value
Finite-life intangible assets:
Customer relationships	$97,400	$9,199	$—	$88,201
Galapagos operating license	47,669	6,506	—	41,163
Other finite-life intangible assets	11,560	8,188	—	3,372
Total finite-life intangible assets	156,629	23,893	—	132,736
Indefinite-life intangible assets	352,275	—	30,800	321,475
Total intangible assets, net	$508,904	$23,893	$30,800	$454,211

	December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-life intangible assets:
Customer relationships	$97,400	$7,576	$89,824
Galapagos operating license	47,669	6,010	41,659
Other finite-life intangible assets	11,560	6,743	4,817
Total finite-life intangible assets	156,629	20,329	136,300
Indefinite-life intangible assets	352,275	—	352,275
Total intangible assets, net	$508,904	$20,329	$488,575

Impairment charges related to the Silversea Cruises trade name included within Indefinite-life intangible assets in the table above was $30.8 million as of March 31, 2020.

Long-lived Assets

We identified that the undiscounted cash flows of certain long-lived assets, consisting of 8 ships and certain right-of-use assets, were less than their carrying values. Events surrounding the COVID-19 pandemic negatively impacted the expected undiscounted cash flows of these assets. As a result of this determination, we evaluated these assets pursuant to our long -lived asset impairment test, which resulted in an impairment charge of $463.0 million to write down these assets to their estimated fair values during the quarter ended March 31, 2020.

Notes Receivable

We reviewed our notes receivable for credit losses in connection with the preparation of our financial statements for the quarter ended March 31, 2020. In evaluating the allowance for loan losses, management considered factors such as historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. Based on these credit loss estimation factors, we recorded and subsequently wrote-off loan loss allowances of $38.1 million primarily due to loans and other net receivables related to Pullmantur Holdings S.L. ("Pullmantur Holdings"). Refer to Note 6. Other Assets for further information regarding our investment in Pullmantur Holdings.

Equity Investments

For an equity method investment that experiences a loss in fair value determined to be other than temporary, we will reduce our basis in the investment to fair value and record an impairment loss. Given the recent impact of the COVID-19 pandemic to our business, we evaluated whether our equity method investments were other than temporarily impaired. Based on our review of each of the investment's most recent financial results and projections, we determined that certain of our equity method investments, primarily Grand Bahama Shipyard Ltd. (“Grand Bahama”), were other than temporarily impaired, which resulted in an impairment charge of $39.7 million during the quarter ended March 31, 2020. Refer to Note 6. Other Assets for information regarding our significant equity investments.

The combined impairment and credit loss charge of $1.1 billion related to our goodwill, trademarks and trade names, vessels, right-of-use assets and notes receivable was recognized in earnings during the quarter ended March 31, 2020 and is reported within Impairment and credit losses within our consolidated statements of comprehensive (loss) income. The impairment charge of $39.7 million related to our equity investments was recognized in earnings during the quarter ended March 31, 2020 and is reported within Equity investment (loss) income within our consolidated statements of comprehensive (loss) income. For further information on the measurements used to estimate the fair value of these assets, refer to Note 13. Fair Value Measurements and Derivative Instruments. These impairment assessments and the resulting charges were determined based on management’s current estimates and projections using information through the time of the issuance of these financial statements. The adverse impact COVID-19 will continue to have on our business, operating results, cash flows and overall financial condition is uncertain and may result in changes to the assumptions used in the impairment tests discussed above, which may result in additional impairments to these assets in the future.

Note 4. Revenues
Revenue Recognition
Revenues are measured based on consideration specified in our contracts with customers and are recognized as the related performance obligations are satisfied.
The majority of our revenues are derived from passenger cruise contracts which are reported within Passenger ticket revenues in our consolidated statements of comprehensive (loss) income. Our performance obligation under these contracts is to provide a cruise vacation in exchange for the ticket price. We satisfy this performance obligation and recognize revenue over the duration of each cruise, which generally range from two to 25 nights.
Passenger ticket revenues include charges to our guests for port costs that vary with passenger head counts. These type of port costs, along with port costs that do not vary by passenger head counts, are included in our cruise operating expenses. The amounts of port costs charged to our guests and included within Passenger ticket revenues on a gross basis were $124.5 million and $152.0 million for the quarters ended March 31, 2020 and 2019, respectively.
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
Disaggregated Revenues
The following table disaggregates our total revenues by geographic regions where we provide cruise itineraries (in thousands):

	Quarter Ended March 31,
	2020	2019
Revenues by itinerary
North America(1)	$1,324,573	$1,681,058
Asia/Pacific(2)	362,398	490,075
Europe(3)	19,540	7,982
Other regions(4)	158,043	162,505
Total revenues by itinerary	1,864,554	2,341,620
Other revenues(5)	168,196	98,147
Total revenues	$2,032,750	$2,439,767
(1)Includes the United States, Canada, Mexico and the Caribbean.
(2)Includes Southeast Asia (e.g., Singapore, Thailand and the Philippines), East Asia (e.g., China and Japan), South Asia (e.g., India and Pakistan) and Oceania (e.g., Australia and Fiji Islands) regions.
(3)Includes European countries (e.g., Nordics, Germany, France, Italy, Spain and the United Kingdom).
(4)Includes seasonality impacted itineraries primarily in South and Latin American countries.
(5)Includes revenues primarily related to cancellation fees, vacation protection insurance, pre- and post-cruise tours and fees for operating certain port facilities. Amounts also include revenues related to our bareboat charter, procurement and management related services we perform on behalf of our unconsolidated affiliates. Refer to Note 6. Other Assets for more information on our unconsolidated affiliates.

Passenger ticket revenues are attributed to geographic areas based on where the reservation originates. For the quarters ended March 31, 2020 and 2019, our guests were sourced from the following areas:

	Quarter Ended March 31,
	2020	2019
Passenger ticket revenues:
United States	68%	66%
Australia	9%	8%
All other countries (1)	23%	26%

(1)No other individual country's revenue exceeded 10% for the quarters ended March 31, 2020 and 2019.
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

The current reduction in demand for cruising due to the COVID-19 pandemic has resulted in an unprecedented low level of advance bookings and the associated customer deposits received. At the same time, we experienced significant cancellations beginning in the second half of March, which has led to issuance of refunds to customers, while the remainder have been rebooked on future cruises or received credits in lieu of cash refunds. As of March 31, 2020, refunds due to customers mostly as a result of booking cancellations were $847.2 million compared to $32.9 million as of March 31, 2019. Due to the uncertainty around the return of demand for cruising, we are unable to estimate the amount of the March 31, 2020 customer deposits that will be recognized in earnings compared to amounts that will be refunded to customers or issued as a credit for future travel through the end of 2020. Customer deposits presented in our consolidated balance sheets include contract liabilities of $470.2 million and $1.7 billion as of March 31, 2020 and December 31, 2019, respectively.
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
We have contract assets that are conditional rights to consideration for satisfying the construction services performance obligations under a service concession arrangement. As of March 31, 2020 and December 31, 2019, our contract assets were $54.9 million and $55.5 million, respectively, and were included within Other assets in our consolidated balance sheets. Given the short duration of our cruises and our collection terms, we do not have any other significant contract assets.
Assets Recognized from the Costs to Obtain a Contract with a Customer
Prepaid travel agent commissions are an incremental cost of obtaining contracts with customers that we recognize as an asset and include within Prepaid expenses and other assets in our consolidated balance sheets. Prepaid travel agent commissions were $33.5 million and $163.2 million as of March 31, 2020 and December 31, 2019, respectively. Substantially all of our prepaid travel agent commissions at December 31, 2019 were expensed and reported primarily within Commissions, transportation and other in our consolidated statements of comprehensive income (loss) for the quarter ended March 31, 2020.

Note 5. (Loss) Earnings Per Share
A reconciliation between basic and diluted (loss) earnings per share is as follows (in thousands, except per share data):

	Quarter Ended March 31,
	2020	2019
Net (Loss) Income attributable to Royal Caribbean Cruises Ltd. for basic and diluted earnings per share	$(1,444,479)	$249,681
Weighted-average common shares outstanding	209,097	209,322
Dilutive effect of stock-based awards	—	552
Diluted weighted-average shares outstanding	209,097	209,874
Basic (loss) earnings per share	$(6.91)	$1.19
Diluted (loss) earnings per share	$(6.91)	$1.19

There were approximately 877,000 antidilutive shares for the quarter ended March 31, 2020 and no antidilutive shares for the quarter ended March 31, 2019.
Note 6. Other Assets
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
We have determined that TUI Cruises GmbH, our 50%-owned joint venture, which operates the brand TUI Cruises, is a VIE. As of March 31, 2020, the net book value of our investment in TUI Cruises was $613.9 million, primarily consisting of $467.9 million in equity and a loan of €130.8 million, or approximately $143.5 million based on the exchange rate at March 31, 2020. As of December 31, 2019, the net book value of our investment in TUI Cruises was $598.1 million, primarily consisting of $443.1 million in equity and a loan of €133.2 million, or approximately $149.5 million based on the exchange rate at December 31, 2019. The loan, which was made in connection with the sale of Splendour of the Seas in April 2016, accrues interest at a rate of 6.25% per annum and is payable over 10 years. This loan is 50% guaranteed by TUI AG, our joint venture partner in TUI Cruises, and is secured by a first priority mortgage on the ship. The majority of these amounts were included within Other assets in our consolidated balance sheets. TUI Cruises has various ship construction and financing agreements which include certain restrictions on each of our and TUI AG’s ability to reduce our current ownership interest in TUI Cruises below 37.55% through May 2031.
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
On February 7, 2020, TUI Cruises entered into an agreement to acquire Hapag-Lloyd Cruises, a luxury and expedition brand for German-speaking guests, from TUI AG. Hapag-Lloyd Cruises operates two luxury liners and three smaller expedition ships. The transaction is subject to regulatory approval and customary closing conditions. The majority of the purchase price for this acquisition is being financed by third-party financing, however, each shareholder is making a contribution of €75 million to fund a portion of the purchase price.

We have determined that Pullmantur Holdings, in which we have a 49% noncontrolling interest and Springwater Capital LLC has a 51% interest, is a VIE for which we are not the primary beneficiary, as we do not have the power to direct the activities that most significantly impact the entity's economic performance. Accordingly, we do not consolidate this entity and we account for this investment under the equity method of accounting. As of March 31, 2020, we did not have any exposure to loss in Pullmantur Holdings as a result of the loans and net receivables written-off as of March 31, 2020. Refer to Note 3. Impairment and Credit Losses for further information on our credit loss evaluation related to these receivables as of March 31, 2020.

As of December 31, 2019, our maximum exposure to loss in Pullmantur Holdings was $49.7 million, consisting of loans and other receivables. These amounts were included within Trade and other receivables, net and Other assets in our consolidated balance sheets.

We have provided a non-revolving working capital facility to a Pullmantur Holdings subsidiary in the amount of up to €15.0 million or approximately $16.5 million based on the exchange rate at March 31, 2020. Proceeds of the facility, which were available to be drawn through December 2018 accrued interest at an interest rate of 6.5% per annum and are payable through 2022. An affiliate of Springwater Capital LLC has guaranteed repayment of 51% of the outstanding amounts under the facility. As of March 31, 2020, €11.4 million, or approximately $12.5 million, based on the exchange rate at March 31, 2020, was outstanding under this facility and was fully written-off as of March 31, 2020. As of December 31, 2019, €11.0 million, or approximately $12.3 million, based on the exchange rate at December 31, 2019, was outstanding under this facility.

We have determined that Grand Bahama, a ship repair and maintenance facility in which we have a 40% noncontrolling interest, is a VIE. This facility serves cruise and cargo ships, oil and gas tankers and offshore units.  We utilize this facility, among other ship repair facilities, for our regularly scheduled drydocks and certain emergency repairs as may be required. During the quarters ended March 31, 2020 and 2019, we made payments of $0.2 million and $40.3 million, respectively, to Grand Bahama for ship repair and maintenance services. We have determined that we are not the primary beneficiary of this facility as we do not have the power to direct the activities that most significantly impact the facility’s economic performance. Accordingly, we do not consolidate this entity and we account for this investment under the equity method of accounting. During the quarter ended March 31, 2020, we performed an impairment evaluation on our investment in Grand Bahama. As a result of the evaluation, we did not deem our investment balance to be recoverable and recorded an impairment charge of $30.1 million. Refer to Note 3. Impairment and Credit Losses for further information regarding the impairment evaluation. As of March 31, 2020, the net book value of our investment in Grand Bahama was $24.0 million, consisting of loans. As of December 31, 2019, the net book value of our investment in Grand Bahama was $47.9 million, consisting of $27.0 million in equity and loans of $20.9 million. These amounts represent our maximum exposure to loss related to our investment in Grand Bahama. Our loans to Grand Bahama mature between December 2020 and March 2026 and bear interest at LIBOR plus 2.00% to 3.75%, capped at 5.75% for the majority of the outstanding loan balance. Interest payable on the loans is due on a semi-annual basis. We did not receive any principal and interest payments during the quarter ended March 31, 2020. During the quarter ended March 31, 2019, we received principal and interest payments of $6.6 million. The loan balances are included within Trade and other receivables, net and Other assets in our consolidated balance sheets. As of March 31, 2020, the loans were accruing interest under the effective yield method. Effective April 1, 2020, we determined the loans to be in non-accrual status.
We monitor credit risk associated with the loans through our participation on Grand Bahama’s board of directors along with our review of Grand Bahama’s financial statements and projected cash flows. Based on this review, we do not expect to realize credit losses associated with the outstanding loans as of March 31, 2020.
The following tables set forth information regarding our investments accounted for under the equity method of accounting, including the entities discussed above (in thousands):

	Quarter Ended March 31,
	2020	2019
Share of equity (loss) income from investments	$(10,392)	$33,694
Dividends received (1)	$1,991	$42,435
(1)There were no dividends received from TUI Cruises for the quarter ended March 31, 2020. For the quarter ended March 31, 2019, amount includes dividends of €50.0 million from TUI Cruises, net of tax withholdings.

	As of March 31, 2020	As of December 31, 2019
Total notes receivable due from equity investments	$167,352	$193,351
Less-current portion (1)	27,323	19,681
Long-term portion (2)	$140,029	$173,670
(1)Included within Trade and other receivables, net in our consolidated balance sheets.
(2)Included within Other assets in our consolidated balance sheets.
We also provide ship management services to TUI Cruises GmbH and Pullmantur Holdings. Additionally, we bareboat charter to Pullmantur Holdings the vessels currently operated by its brands, which were retained by us following the sale of our 51% interest in Pullmantur Holdings. We recorded the following as it relates to these services in our operating results within our consolidated statements of comprehensive income (loss) (in thousands):

	Quarter Ended March 31,
	2020	2019
Revenues	$7,411	$11,882
Expenses	$782	$974
As of March 31, 2020 and December 31, 2019, our total credit loss allowance related to receivables subject to credit loss evaluation was $5.7 million and $5.6 million, respectively.

Note 7. Debt
Debt consist of the following (in thousands):

	Interest Rate (1)	Maturities Through	Quarter ended March 31, 2020	Year ended December 31, 2019
Fixed rate debt:
Unsecured senior notes	2.65% to 7.50%	2020 - 2028	$1,767,059	$1,746,280
Secured senior notes	7.25%	2025	658,645	662,398
Unsecured term loans	2.53% to 5.41%	2021 - 2032	3,480,147	2,806,774
Total fixed rate debt			5,905,851	5,215,452
Variable rate debt:
Unsecured revolving credit facilities (2)	2.79%	2022 - 2024	3,475,000	165,000
Commercial paper	1.93%	2020	343,557	1,434,180
USD secured term loan	2.25% to 2.75%	2021	2,200,000	—
USD unsecured term loan	1.55% to 5.64%	2020 - 2028	3,471,256	3,519,853
Euro unsecured term loan	1.15% to 1.58%	2021 - 2028	661,487	676,740
Total variable rate debt			10,151,300	5,795,773
Finance lease liabilities			226,471	230,258
Total debt (3)			16,283,622	11,241,483
Less: unamortized debt issuance costs			(254,750)	(206,607)
Total debt, net of unamortized debt issuance costs			16,028,872	11,034,876
Less—current portion including commercial paper			(3,755,550)	(2,620,766)
Long-term portion			$12,273,322	$8,414,110
(1) Interest rates based on outstanding loan balance as of March 31, 2020 and, for variable rate debt, include either LIBOR or EURIBOR plus the applicable margin.

(2) Includes $1.9 billion facility due in 2024 and $1.6 billion facility due in 2022, each of which accrue interest at LIBOR plus 1.10%, which interest rate was 2.55% as of March 31, 2020 and each is subject to a facility fee of 0.15%.
(3) At March 31, 2020 and December 31, 2019, the weighted average interest rate for total debt was 3.98% and 3.99%, respectively.

In March 2020, we increased the capacity of our $1.7 billion and $1.2 billion unsecured revolving credit facilities due in 2024 and 2022, by $200 million and $400 million, respectively, utilizing their respective accordion features. As of March 31, 2020, our aggregate revolving borrowing capacity was $3.5 billion and was fully drawn upon.
In March 2020, we took delivery of Celebrity Apex. To finance the purchase, we borrowed $722.2 million under a previously committed unsecured term loan which is 100% guaranteed by Bpifrance Assurance Export, the official export credit agency of France. The loan amortizes semi-annually over 12 years and bears interest at a fixed rate of 3.23% per annum.
As of March 31, 2020, we had $343.6 million of commercial paper notes outstanding with a weighted average interest rate of 1.93% and a weighted average maturity of approximately 4 days. As of March 31, 2019, we had $1.1 billion of commercial paper notes outstanding with a weighted average interest rate of 3.04% and a weighted average maturity of approximately 34 days.
In March 2020, we borrowed $2.2 billion pursuant to a 364-day senior secured term loan agreement. The loan would have matured 364 days after funding and maturity could have been extended at our option for an additional 364 days subject to customary conditions, including the payment of a 1.00% extension fee. Our obligation under the loan was guaranteed by our wholly-owned subsidiaries, Celebrity Cruises Holdings Inc., Celebrity Cruises Inc. and certain of our wholly-owned vessel-owning subsidiaries, and was secured by certain of our trademarks and a pledge of 100% of the equity interests of certain of our vessel-owning subsidiaries. Interest accrued at LIBOR plus a margin of 2.25% which would have increased to 2.50% and 2.75%, 180 days and 365 days, respectively, after funding. We were also required to pay a duration fee in an amount equal to 0.25% of the aggregate loan principal amount every 60 days. Two of our board members each purchased a participation interest equal to $100 million in our 364-day, $2.2 billion senior secured term loan agreement. In May 2020, this secured term loan was increased by an additional $150 million through an accordion feature.
In May 2020, we issued $3.32 billion in senior secured notes, less original issue discount. $1.0 billion of the notes accrue interest at 10.875% and mature in 2023. The remaining $2.32 billion of the notes accrue interest at a fixed rate of 11.5% and mature in 2025. The notes are fully and unconditionally guaranteed by Celebrity Cruises Holdings Inc., Celebrity Cruises Inc., and certain of our wholly-owned vessel-owning subsidiaries. The notes are secured by first priority security interests in the collateral (which generally includes certain of our material intellectual property, a pledge of 100% of the equity interests of certain of our vessel-owning subsidiaries and mortgages on the 28 vessels owned by such subsidiaries, subject to permitted liens and certain exclusions and release provisions). The obligations under the senior secured notes will be secured by the collateral in an amount not to exceed $1.662 billion based on our debt rating as of the date of issuance. We repaid the $2.35 billion, 364-day senior secured term loan in its entirety with a portion of the proceeds of these $3.32 billion secured notes. We expect to use the remainder of the proceeds for general corporate purposes, which may include repayment of additional indebtedness.
Subsequent to March 31, 2020 and through the date of these financial statements, we amended certain export-credit backed ship debt facilities to benefit from a 12-month debt amortization and financial covenant holiday ("Debt Holiday"). Under the Debt Holiday, deferred debt amortization of approximately $0.8 billion will be paid over a period of four years after the 12-month deferral period. The Debt Holiday was offered by certain export credit agencies as a result of the current impact to cruise-line borrowers as a result of COVID-19.
Except for Celebrity Flora and Azamara Pursuit, all of our unsecured ship financing term loans are guaranteed by the export credit agency in the respective country in which the ship is constructed. As of March 31, 2020, in consideration for these guarantees, depending on the financing arrangement, we pay to the applicable export credit agency (1) a fee of 1.01% per annum based on the outstanding loan balance semi-annually over the term of the loan (subject to adjustments based upon our credit ratings) or (2) an upfront fee of 2.35% to 2.37% of the maximum loan amount. We amortize the fees that are paid upfront over the life of the loan and those that are paid semi-annually over each respective payment period. Prior to the loan being drawn, we present these fees within Other assets in our consolidated balance sheets. Once the loan is drawn, such fees are classified as a discount to the related loan, or contra-liability account, within Current portion of long-term debt or long-term debt. In our consolidated statements of cash flows, we classify these fees within Amortization of debt issuance costs.
Except for the 2027 series (which are not redeemable), unsecured senior notes outstanding as of March 31, 2020 are redeemable upon the payment of a make-whole premium prior to maturity, or with respect to the 2028 series, prior to the par call date. The 2028 series may also be redeemed three months prior to maturity at par.

Certain of our debt agreements contain covenants that, among other things, require us to maintain a minimum level of shareholder's equity and certain financial ratios. We were in compliance with our financial covenants as of March 31, 2020. However, subsequent to March 31, 2020, we amended these debt agreements to waive the quarterly testing of our financing covenants through and including the first quarter of 2021. For information related to the covenant in our PortMiami Terminal "A" operating lease agreement, refer to Note 8. Leases.
As part of obtaining these debt compliance waivers, we are now required to maintain a minimum of $300 million in cash and cash equivalents tested on a monthly basis through March 31, 2021, and we are not permitted during the covenant waiver period, subject to limited exceptions, to pay cash dividends or make share repurchases unless we would have been compliant with our fixed charge coverage ratio at such time. In addition, the lenders under such unsecured bank facilities required a number of structural enhancements to such facilities. Under certain of our agreements, the contractual interest rate, facility fee and/or export credit agency fee vary with our debt rating. On April 2, 2020, S&P Global downgraded us from BBB- to BB and on May 13, 2020, Moody’s downgraded us from Baa3 to Ba2.

The following is a schedule of annual maturities on our total debt net of debt issuance costs, and including capital leases and commercial paper, as of March 31, 2020 for each of the next five years (in thousands):

Year
Remainder of 2020	1,082,153
2021	3,102,445
2022	4,289,601
2023	823,209
2024	2,706,216
Thereafter	4,025,248
16,028,872

Finance Leases
Silversea Cruises operates two ships, the Silver Whisper and Silver Explorer, under finance leases. The finance lease for the Silver Whisper will expire in 2022, subject to an option to purchase the ship, and the finance lease for the Silver Explorer will expire in 2021, subject to an option to extend the lease for up to an additional six years. The total aggregate amount of the finance lease liabilities recorded for these ships was $54.3 million and $55.6 million at March 31, 2020 and December 31, 2019, respectively. The lease payments on the Silver Whisper are subject to adjustments based on the LIBOR rate.

Note 8. Leases
Our operating leases primarily relate to preferred berthing arrangements, real estate and shipboard equipment and are included within Operating lease right-of-use assets, and Long-term operating lease liabilities with the current portion of the liability included within Current portion of operating lease liabilities in our consolidated balance sheets as of March 31, 2020 and December 31, 2019. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term.
During the first quarter ended March 31, 2020, we identified that the undiscounted cash flows of certain right-of-use assets, were less than their carrying values. Events surrounding the COVID-19 pandemic negatively impacted the expected undiscounted cash flows of these assets. As a result of this determination, we evaluated these assets pursuant to our long-lived asset impairment test, which resulted in an impairment charge of $45.9 million to write down these right-of-use assets to their estimated fair values during the quarter ended March 31, 2020.
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
For some of our real estate leases and berthing agreements, we do have the option to extend our current lease term. For those lease agreements with renewal options, the renewal periods for real estate leases range from one to 10 years and the renewal periods for berthing agreements range from one to 20 years. Generally, we do not include renewal options as a component of our present value calculation for berthing agreements. However, for certain real estate leases, we include them. Additionally, we do have a residual value guarantee associated with our lease of a terminal at Port of Miami in Miami, Florida that approximates a percentage of cost of the asset as of the inception of the lease. We consider the possibility of incurring costs associated with the residual value guarantee to be remote. As of March 31, 2020, we were not in compliance with one covenant in our Port of Miami Terminal "A" operating lease agreement, which we subsequently obtained a waiver for and amended our agreement with the lessor to increase the lien basket in line with our debt facilities.
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
The components of lease expense were as follows (in thousands):

	Consolidated Statement of Comprehensive Income (Loss) Classification	Quarter Ended March 31, 2020	Quarter Ended March 31, 2019
Lease costs:
Operating lease costs	Commission, transportation and other	$14,745	$19,056
Operating lease costs	Other operating expenses	7,001	6,931
Operating lease costs	Marketing, selling and administrative expenses	5,368	5,679
Financial lease costs:
Amortization of right-of-use-assets	Depreciation and amortization expenses	4,881	3,195
Interest on lease liabilities	Interest expense, net of interest capitalized	1,933	596
Total lease costs		$33,928	$35,457
In addition, certain of our berth agreements include variable lease costs based on the number of passengers berthed. During the quarter ended March 31, 2020, we had $25.6 million of variable lease costs recorded within Commission, transportation and other in our consolidated statement of comprehensive income (loss).
Weighted average of the remaining lease terms and weighted average discount rates are as follows:

As of March 31, 2020
Weighted average of the remaining lease term
Operating leases	8.6 years
Finance leases	30.17 years
Weighted average discount rate
Operating leases	4.7%
Finance leases	4.5%

Supplemental cash flow information related to leases is as follows (in thousands):

	Quarter Ended March 31, 2020	Quarter Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$27,841	$31,981
Operating cash flows from finance leases	$1,933	$596
Financing cash flows from finance leases	$3,823	$3,606

As of March 31, 2020, maturities related to lease liabilities were as follows (in thousands):

Year	Operating Leases	Finance Leases
Remainder of 2020	$97,082	$37,905
2021	117,145	46,451
2022	106,714	23,480
2023	101,557	12,539
2024	75,509	12,528
Thereafter	417,122	406,088
Total lease payments	915,129	538,991
Less: Interest	(232,267)	(312,520)
Present value of lease liabilities	$682,862	$226,471

Note 9. Redeemable Noncontrolling Interest
In connection with the acquisition of Silversea Cruises, we recorded redeemable noncontrolling interest due to the put options held by the non-controlling interest shareholder, which may require us to purchase the remaining interest, or 33.3% of Silversea Cruises, upon the occurrence or nonoccurrence of certain future events that are not solely within our control. At the acquisition date, the estimated fair value of the redeemable noncontrolling interest was based on 33.3% of Silversea Cruises' equity value, which was determined based on the transaction price paid for 66.7% of Silversea Cruises. As of March 31, 2020, the non-controlling controlling interest shareholder's interest is presented as Redeemable noncontrolling interest and is classified outside of shareholders' equity in our consolidated balance sheets. Additionally, the noncontrolling interest's share in the net earnings (loss) and contractual accretion requirements associated with the put options are included in Net Income attributable to noncontrolling interest in our consolidated statements of comprehensive income (loss).

The following table presents changes in the redeemable noncontrolling interest as of March 31, 2020 (in thousands):

Beginning balance January 1, 2019	$542,020
Net income attributable to noncontrolling interest, including the contractual accretion of the put options	28,713
Distribution to noncontrolling interest	(752)
Balance at December 31, 2019	$569,981
Net income attributable to noncontrolling interest, including the contractual accretion of the put options	7,444
Ending balance March 31, 2020	$577,425

Note 10. Commitments and Contingencies
Ship Purchase Obligations
Our future capital commitments consist primarily of new ship orders. As of March 31, 2020, we had one Quantum-class ship, two Oasis-class ships and three ships of a new generation, known as our Icon-class, on order for our Royal Caribbean International brand with an aggregate capacity of approximately 32,400 berths. As of March 31, 2020, we had two Edge-class ships on order for our Celebrity Cruises brand with an aggregate capacity of approximately 6,500 berths. Additionally, as of March 31, 2020, we have five ships on order for our Silversea Cruises brand with an aggregate capacity of approximately 2,400 berths.
In June 2019, Silversea Cruises entered into a $300 million unsecured term loan facility for the financing of Silver Moon to pay a portion of the ship's contract price through a facility guaranteed by us. We expect to draw upon this loan when we take delivery of the ship. The loan will be due and payable at maturity in June 2028. Interest on the loan will accrue at LIBOR plus 1.50%.
In September 2019, Silversea Cruises entered into two credit agreements, guaranteed by us, for the unsecured financing of the first and second Evolution-class ships for an amount of up to 80% of each ship's contract price through facilities to be guaranteed 95% by Euler Hermes, the official export credit agency of Germany. The maximum loan amount under each facility is not to exceed the United States dollar equivalent of €351.6 million in the case of the first Evolution-class ship and €359.0 million in the case of the second Evolution-class ship, or approximately $385.8 million and $393.9 million, respectively, based on the exchange rate at March 31, 2020. Each loan, once funded, will amortize semi-annually and will mature 12 years following the delivery of each ship. At our election, interest on each loan will accrue either (1) at a fixed rate of 4.14% and 4.18%, respectively (inclusive of the applicable margin) or (2) at a floating rate equal to LIBOR plus 0.79% and 0.83%, respectively. The first and second Evolution-class ships will each have a capacity of approximately 600 berths and are currently scheduled for delivery in the first quarters of 2022 and 2023, respectively.
In December 2019, we entered into a credit agreement for the unsecured financing of the sixth Oasis-class ship for up to 80% of the ship’s contract price through a facility to be guaranteed 100% by Bpifrance Assurance Export, the official export credit agency of France. Under the financing arrangement, we have the right, but not the obligation, to satisfy the obligations to be incurred upon delivery and acceptance of the ship under the shipbuilding contract by assuming, at delivery and acceptance, the debt indirectly incurred by the shipbuilder during the construction of the ship. The maximum loan amount under the facility is not to exceed the United States dollar equivalent of €1.3 billion, or approximately $1.4 billion based on the exchange rate at March 31, 2020. The loan will amortize semi-annually and will mature 12 years following delivery of the ship. Interest on the loan will accrue at a fixed rate of 3.00% (inclusive of margin). The sixth Oasis-class ship will have a capacity of approximately 5,700 berths and is currently scheduled for delivery in the fall of 2023.
In December 2019, we entered into a credit agreement for the unsecured financing of the third Icon-class ship for up to 80% of the ship’s contract price. Finnvera plc, the official export credit agency of Finland, has agreed to guarantee 95% of the substantial majority of the financing, with a smaller portion of the financing to be 95% guaranteed by Euler Hermes, the official German export credit agency. The maximum loan amount under the facility is not to exceed the United States dollar equivalent of €1.4 billion, or approximately $1.6 billion based on the exchange rate at March 31, 2020. The loan, once funded, will amortize semi-annually and will mature 12 years following the delivery of the ship. Approximately 60% of the loan will accrue interest at a fixed rate of 3.29%. The balance of the loan will accrue interest at a floating rate of LIBOR plus 0.85%. The third Icon-class ship will have a capacity of approximately 5,600 berths and is currently scheduled for delivery in the second quarter of 2025.

Our future capital commitments consist primarily of new ship orders. As of March 31, 2020, our Global Brands and Partner Brands have the following ships on order. COVID-19 has impacted shipyard operations and we expect that this will result in delivery delays of ships on order and will adjust the timing of our contractual ship deliveries:

Ship	Shipyard	Contractual Delivery Dates	Approximate Berths
Royal Caribbean International —
Oasis-class:
Wonder of the Seas	Chantiers de l'Atlantique	2nd Quarter 2021	5,700
Unnamed	Chantiers de l'Atlantique	4nd Quarter 2023	5,700
Quantum-class:
Odyssey of the Seas	Meyer Werft	4th Quarter 2020	4,200
Icon-class:
Unnamed	Meyer Turku Oy	2nd Quarter 2022	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2024	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2025	5,600
Celebrity Cruises —
Edge-class:
Celebrity Beyond	Chantiers de l'Atlantique	4th Quarter 2021	3,250
Unnamed	Chantiers de l'Atlantique	4th Quarter 2022	3,250
Silversea Cruises —
Silver Origin	De Hoop	2nd Quarter 2020	100
Muse-Class:
Silver Moon	Fincantieri	3rd Quarter 2020	550
Silver Dawn	Fincantieri	3rd Quarter 2021	550
Evolution Class:
Unnamed	Meyer Werft	1st Quarter 2022	600
Unnamed	Meyer Werft	1st Quarter 2023	600
TUI Cruises (50% joint venture) (2)—
Mein Schiff 7	Meyer Turku Oy	2nd Quarter 2023	2,900
Unnamed	Fincantieri	3rd Quarter 2024	4,100
Unnamed	Fincantieri	1st Quarter 2026	4,100
Total Berths			52,400
As of March 31, 2020, the aggregate cost of our ships on order presented in the table above, excluding any ships on order by our Partner Brands, was approximately $13.8 billion, of which we had deposited $810.9 million as of such date. Approximately 63.6% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at March 31, 2020. Refer to Note 13. Fair Value Measurements and Derivative Instruments for further information.
In addition, as of March 31, 2020, we have an agreement in place with Chantiers de l'Atlantique to build an additional Edge-class ship for delivery in the 4th quarter of 2024, which is contingent upon completion of conditions precedent and financing.
Litigation
As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2019, as updated by our Current Report on Form 8-K dated May 13, 2020, two lawsuits were filed against Royal Caribbean Cruises Ltd. in August 2019 in the U.S. District Court for the Southern District of Florida under Title III of the Cuban Liberty and Democratic Solidarity Act, also known as the Helms-Burton Act. The complaint filed by Havana Docks Corporation alleges it holds an interest in the Havana Cruise Port Terminal and the complaint filed by Javier Garcia-Bengochea alleges that he holds an interest in the Port of Santiago, Cuba, both of which were expropriated by the Cuban Government. The complaints further allege that Royal Caribbean Cruises Ltd. trafficked in those properties by embarking and disembarking passengers at these facilities. The plaintiffs seek all available statutory remedies, including the value of the expropriated property, plus interest, treble damages, attorneys’ fees and costs. Royal Caribbean Cruises Ltd. filed its answer to each complaint in October 2019. We believe we have meritorious defenses to the claims, and we intend to vigorously defend ourselves against them. We believe that it is unlikely that the outcome of these matters will have a material adverse impact to our financial condition, results of operations or cash flows. However, the outcome of litigation is inherently unpredictable and subject to significant uncertainties, and there can be no assurances that the final outcome of this case will not be material.
We are also routinely involved in claims typical within the cruise vacation industry. The majority of these claims are covered by insurance. We believe the outcome of such claims, net of expected insurance recoveries, will not have a material adverse impact on our financial condition or results of operations and cash flows.
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

Note 11. Shareholders’ Equity
During the first quarter of 2020, we declared a cash dividend on our common stock of $0.78 per share, which was paid in April 2020. During the first quarter of 2020, we also paid a cash dividend on our common stock of $0.78 per share, which was declared during the fourth quarter of 2019.
During the first quarter of 2019, we declared a cash dividend on our common stock of $0.70 per share, which was paid in April 2019. During the first quarter of 2019, we also paid a cash dividend on our common stock of $0.70 per share, which was declared during the fourth quarter of 2018.
Subsequent to March 31, 2020, we agreed with certain of our our lenders not to pay dividends or engage in common stock repurchases for so long as our debt covenant waivers are in effect.
Note 12. Changes in Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in accumulated other comprehensive income (loss) by component for the quarters ended March 31, 2020 and 2019 (in thousands):

	Accumulated Other Comprehensive Income (Loss) for the Quarter Ended March 31, 2020				Accumulated Other Comprehensive Income (Loss) for the Quarter Ended March 31, 2019
	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated comprehensive loss at beginning of the year	$(688,529)	$(45,558)	$(63,626)	$(797,713)	$(537,216)	$(26,023)	$(64,495)	$(627,734)
Other comprehensive income (loss) before reclassifications	(322,985)	(8,094)	10,290	(320,789)	61,565	(841)	564	61,288
Amounts reclassified from accumulated other comprehensive loss	22,380	505	—	22,885	(12,722)	188	—	(12,534)
Net current-period other comprehensive income (loss)	(300,605)	(7,589)	10,290	(297,904)	48,843	(653)	564	48,754
Ending balance	$(989,134)	$(53,147)	$(53,336)	$(1,095,617)	$(488,373)	$(26,676)	$(63,931)	$(578,980)

The following table presents reclassifications out of accumulated other comprehensive income (loss) for the quarters ended March 31, 2020 and 2019 (in thousands):

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
Details About Accumulated Other Comprehensive Income (Loss) Components	Quarter Ended March 31, 2020	Quarter Ended March 31, 2019	Affected Line Item in Statements of Comprehensive Income (Loss)
Gain (loss) on cash flow derivative hedges:
Interest rate swaps	$(3,391)	$(391)	Interest expense, net of interest capitalized
Foreign currency forward contracts	(3,337)	(3,334)	Depreciation and amortization expenses
Foreign currency forward contracts	(1,763)	(1,315)	Other income (expense)
Fuel swaps	344	(256)	Other income (expense)
Fuel swaps	(14,233)	18,018	Fuel
	(22,380)	12,722
Amortization of defined benefit plans:
Actuarial loss	(505)	(188)	Payroll and related
	(505)	(188)
Total reclassifications for the period	$(22,885)	$12,534

Note 13. Fair Value Measurements and Derivative Instruments
Fair Value Measurements
The estimated fair value of our financial instruments that are not measured at fair value, categorized based upon the fair value hierarchy, are as follows (in thousands):

	Fair Value Measurements at March 31, 2020 Using					Fair Value Measurements at December 31, 2019 Using
Description	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Cash and cash equivalents(4)	$3,890,811	$3,890,811	$3,890,811	$—	$—	$243,738	$243,738	$243,738	$—	$—
Total Assets	$3,890,811	$3,890,811	$3,890,811	$—	$—	$243,738	$243,738	$243,738	$—	$—
Liabilities:
Long-term debt (including current portion of debt)(5)	$15,458,844	$15,635,346	$—	$15,635,346	$—	$9,370,438	$10,059,055	$—	$10,059,055	$—
Total Liabilities	$15,458,844	$15,635,346	$—	$15,635,346	$—	$9,370,438	$10,059,055	$—	$10,059,055	$—
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
(3) Inputs that are unobservable. The Company did not use any Level 3 inputs as of March 31, 2020 and December 31, 2019.
(4) Consists of cash and marketable securities with original maturities of less than 90 days.
(5) Consists of unsecured revolving credit facilities, senior notes, senior debentures and term loans. These amounts do not include our capital lease obligations or commercial paper.
Other Financial Instruments
The carrying amounts of accounts receivable, accounts payable, accrued interest, accrued expenses and commercial paper approximate fair value at March 31, 2020 and December 31, 2019.
Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2020 Using				Fair Value Measurements at December 31, 2019 Using
Description	Total	Level 1(1)	Level 2(2)	Level 3(3)	Total	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Derivative financial instruments(4)	$40,960	$—	$40,960	$—	$39,994	$—	$39,994	$—
Total Assets	$40,960	$—	$40,960	$—	$39,994	$—	$39,994	$—
Liabilities:
Derivative financial instruments(5)	$557,492	$—	$557,492	$—	$257,728	$—	$257,728	$—
Contingent consideration (6)	11,381	—	—	11,381	62,400	—	—	62,400
Total Liabilities	$568,873	$—	$557,492	$11,381	$320,128	$—	$257,728	$62,400
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
(5)Consists of foreign currency forward contracts, interest rate swaps and fuel swaps.
(6)The contingent consideration related to the Silversea Cruises acquisition was estimated by applying a Monte-Carlo simulation method using our closing stock price along with significant inputs not observable in the market, including the probability of achieving the milestones and estimated future operating results. The Monte-Carlo simulation is a generally accepted statistical technique used to generate a defined number of valuation paths in order to develop a reasonable estimate of fair value.
The reported fair values are based on a variety of factors and assumptions. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of March 31, 2020 or December 31, 2019, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.
Nonfinancial Instruments Recorded at Fair Value on a Nonrecurring Basis
The following table presents information about the Company’s nonfinancial instruments recorded at fair value on a nonrecurring basis (in thousands):

	Fair Value Measurements at March 31, 2020 Using
Description	Total Carrying Amount	Total Fair Value	Level 3	Total Impairment
Silversea Cruises Goodwill (1)	$508,579	$508,579	$508,579	$576,208
Indefinite-life intangible asset (2)	$318,700	$318,700	$318,700	$30,800
Long-lived assets - vessels(3)	$156,270	$156,270	$156,270	$417,057
Right-of-use assets(4)	$57,068	$57,068	$57,068	$45,945
Equity-method investments(5)	—	—	—	$39,735
Total	$1,040,617	$1,040,617	$1,040,617	$1,109,745
_________________________________________________________________________________________________________
(1) We estimated the fair value of the Silversea Cruises reporting unit using a probability-weighted discounted cash flow model in combination with a market based valuation approach. The principal assumptions used in the discounted cash flow model are projected operating results, weighted-average cost of capital and terminal value. Significantly impacting these assumptions were changes in market conditions associated with COVID-19 and its impact to the business and related operating plans. The discounted cash flow model used our 2020 projected operating results as a base. To that base we added future years’ cash flows through 2030 assuming multiple revenue and expense scenarios that reflect the impact of different global economic environments for this period on Silversea Cruises' reporting unit. We assigned a probability to each revenue and expense scenario. We discounted the projected cash flows using rates specific to Silversea Cruises' reporting unit based on its weighted-average cost of capital, which was determined to be 12.75%. A significant input in performing the fair value assessment for the Silversea Cruises goodwill was forecasted operating results, which takes into consideration expected ship deliveries, including ship options.
(2) We estimated the fair value of our indefinite-life intangible asset using a discounted cash flow model and the relief-from-royalty method. The trade name relates to Silversea Cruises and we used a discount rate of 13.25%, comparable to the rate used in valuing the Silversea Cruises reporting unit. Significant inputs in performing the fair value assessment for the trade name were the royalty rate of 3.0% and forecasted net revenues, which takes into consideration expected ship deliveries, including ship options.

(3) We estimated the fair value of two of our vessels using a blended indication from the income and cost approaches. The fair value of the remaining vessels was estimated primarily based on their orderly liquidation values. A significant input in performing the fair value assessments for these vessels was management's expected use of the vessels, which takes into consideration forecasted operating results.

(4) Impairments to our right-of-use assets relate to certain of our berthing arrangements. We estimated the fair value of these right-of-use assets using estimated projected discounted cash flows. A significant input in performing the fair value assessments for these assets was our expected passenger headcount.

(5) We estimated the fair value of our other than temporarily impaired equity-method investments using a discounted cash flow model. A significant input in performing the fair value assessments for these assets was forecasted operating results for these investments.

We believe that our estimates and judgments related to the fair values of goodwill, intangibles and long-lived assets discussed above are reasonable. A change in the conditions, circumstances or strategy which influence determinations of fair value, may result in the recognition of additional impairment charges.
Master Netting Agreements
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
The following table presents information about the Company’s offsetting of financial assets under master netting agreements with derivative counterparties (in thousands):

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of March 31, 2020				As of December 31, 2019
	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$40,960	$(40,960)	$—	$—	$39,994	$(39,994)	$—	$—
Total	$40,960	$(40,960)	$—	$—	$39,994	$(39,994)	$—	$—
The following table presents information about the Company’s offsetting of financial liabilities under master netting agreements with derivative counterparties (in thousands):

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of March 31, 2020				As of December 31, 2019
	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Pledged	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$(557,492)	$40,960	$—	$(516,532)	$(257,728)	$39,994	$—	$(217,734)
Total	$(557,492)	$40,960	$—	$(516,532)	$(257,728)	$39,994	$—	$(217,734)
Concentrations of Credit Risk
We monitor our credit risk associated with financial and other institutions with which we conduct significant business and, to minimize these risks, we select counterparties with credit risks acceptable to us and we seek to limit our exposure to an individual counterparty. Credit risk, including but not limited to counterparty nonperformance under derivative instruments, our credit facilities and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions, insurance companies and export credit agencies many of which we have long-term relationships with and which have credit risks acceptable to us or where the credit risk is spread out among a large number of counterparties. As of March 31, 2020 we had counterparty credit risk exposure under our derivative instruments of $19.2 million, which were limited to the cost of replacing the contracts in the event of non-performance by the counterparties to the contracts, the majority of which are currently our lending banks. We do not anticipate nonperformance by any of our significant counterparties. In addition, we have established guidelines we follow regarding credit ratings and instrument maturities to maintain safety and liquidity. We do not normally require collateral or other security to support credit relationships; however, in certain circumstances this option is available to us.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates primarily relates to our debt obligations including future interest payments. At March 31, 2020 and December 31, 2019, approximately 47.0% and 62.1%, respectively, of our debt was effectively fixed. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense.
Market risk associated with our fixed rate debt is the potential increase in fair value resulting from a decrease in interest rates. We use interest rate swap agreements that effectively convert a portion of our fixed-rate debt to a floating-rate basis to manage this risk. At March 31, 2020 and December 31, 2019, we maintained interest rate swap agreements on the following fixed-rate debt instruments:

Debt Instrument	Swap Notional as of March 31, 2020 (In thousands)	Maturity	Debt Fixed Rate	Swap Floating Rate: LIBOR plus	All-in Swap Floating Rate as of March 31, 2020
Oasis of the Seas term loan	$70,000	October 2021	5.41%	3.87%	5.8%
Unsecured senior notes	650,000	November 2022	5.25%	3.63%	5.32%
	$720,000
These interest rate swap agreements are accounted for as fair value hedges.
Market risk associated with our long-term floating rate debt is the potential increase in interest expense from an increase in interest rates. We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage this risk. At March 31, 2020 and December 31, 2019, we maintained interest rate swap agreements on the following floating-rate debt instruments:

Debt Instrument	Swap Notional as of March 31, 2020 (In thousands)	Maturity	Debt Floating Rate		All-in Swap Fixed Rate
Celebrity Reflection term loan	$272,708	October 2024	LIBOR plus	0.40%	2.85%
Quantum of the Seas term loan	428,750	October 2026	LIBOR plus	1.30%	3.74%
Anthem of the Seas term loan	453,125	April 2027	LIBOR plus	1.30%	3.86%
Ovation of the Seas term loan	587,917	April 2028	LIBOR plus	1.00%	3.16%
Harmony of the Seas term loan (1)	538,899	May 2028	EURIBOR plus	1.15%	2.26%
Odyssey of the Seas term loan (2)	460,000	October 2032	LIBOR plus	0.95%	3.20%
Odyssey of the Seas term loan (2)	191,667	October 2032	LIBOR plus	0.95%	2.83%
	$2,933,066
(1)Interest rate swap agreements hedging the Euro-denominated term loan for Harmony of the Seas include EURIBOR zero-floor matching the hedged debt EURIBOR zero-floor. Amount presented is based on the exchange rate as of March 31, 2020.
(2)Interest rate swap agreements hedging the term loan of Odyssey of the Seas include LIBOR zero-floors matching the debt LIBOR zero-floor. The effective dates of the $460.0 million and $191.7 million interest rate swap agreements are October 2020 and October 2022, respectively. The anticipated unsecured term loan for the financing of Odyssey of the Seas was initially expected to be drawn in October 2020. However, due to the impact of COVID-19 to shipyard operations, there may be a delay in the ship delivery.
These interest rate swap agreements are accounted for as cash flow hedges.
The notional amount of interest rate swap agreements related to outstanding debt and our current unfunded financing arrangements as of March 31, 2020 and December 31, 2019 was $3.7 billion and $3.5 billion, respectively.
Foreign Currency Exchange Rate Risk
Derivative Instruments
Our primary exposure to foreign currency exchange rate risk relates to our ship construction contracts denominated in Euros, our foreign currency denominated debt and our international business operations. We enter into foreign currency forward contracts to manage portions of the exposure to movements in foreign currency exchange rates. As of March 31, 2020, the aggregate cost of our ships on order was $13.8 billion, of which we had deposited $810.9 million as of such date. These amounts do not include any ships placed on order that are contingent upon completion of conditions precedent and/or financing, any ships on order by our Partner Brands and any ships on order placed by Silversea Cruises during the reporting lag period. Refer to Note 10. Commitments and Contingencies, for further information on our ships on order.  At March 31, 2020 and December 31, 2019, approximately 63.6% and 65.9%, respectively, of the aggregate cost of the ships under construction was exposed to fluctuations in the Euro exchange rate. Our foreign currency forward contract agreements are accounted for as cash flow or net investment hedges depending on the designation of the related hedge.
On a regular basis, we enter into foreign currency forward contracts and, from time to time, we utilize cross-currency swap agreements and collar options to minimize the volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than our functional currency or the functional currencies of our foreign subsidiaries. During the first quarter of 2020, we maintained an average of approximately $549.8 million of these foreign currency forward contracts. These instruments are not designated as hedging instruments. For the quarters ended March 31, 2020 and 2019, changes in the fair value of the foreign currency forward contracts resulted in a loss and a gain of $(52.7) million and $5.0 million, respectively. These amounts were recognized in earnings within Other income (expense) in our consolidated statements of comprehensive income (loss).
We consider our investments in our foreign operations to be denominated in relatively stable currencies and to be of a long-term nature. As of March 31, 2020, we maintained foreign currency forward contracts and designated them as hedges of a portion of our net investments primarily in TUI Cruises of €245.0 million, or approximately $268.8 million based on the exchange rate at March 31, 2020. These forward currency contracts mature in October 2021.
The notional amount of outstanding foreign exchange contracts, excluding the forward contracts entered into to minimize remeasurement volatility, as of both March 31, 2020 and December 31, 2019 was $3.7 billion and $2.9 billion, respectively.
Non-Derivative Instruments
We also address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries’ and investments’ functional currencies and designating it as a hedge of these subsidiaries and investments. We had designated debt as a hedge of our net investments primarily in TUI Cruises of €286.0 million, or approximately $313.8 million, as of March 31, 2020. As of December 31, 2019, we had designated debt as a hedge of our net investments in TUI Cruises of €319.0 million, or approximately $358.1 million.
Fuel Price Risk
Our exposure to market risk for changes in fuel prices relates primarily to the consumption of fuel on our ships. We use fuel swap agreements to mitigate the financial impact of fluctuations in fuel prices.
Our fuel swap agreements are generally accounted for as cash flow hedges. In the case that our hedged forecasted fuel consumption is not probable of occurring, hedge accounting will be discontinued and the related accumulated other comprehensive gain or loss will be reclassified to Other income (expense) immediately.
At March 31, 2020, we have hedged the variability in future cash flows for certain forecasted fuel transactions occurring through 2023. As of March 31, 2020 and December 31, 2019, we had the following outstanding fuel swap agreements:

	Fuel Swap Agreements
	As of March 31, 2020	As of December 31, 2019
	(metric tons)
2020(1)	596,850	830,500
2021	614,900	488,900
2022	404,300	322,900
2023	82,400	82,400

(1) As a result of the COVID-19 pandemic, we discontinued cash flow hedge accounting on 0.2 million metric tons of our fuel swap agreements maturing in 2020 as of March 31, 2020.

	Fuel Swap Agreements
	As of March 31, 2020	As of December 31, 2019
	(% hedged)
Projected fuel purchases:
2020	60%	54%
2021	39%	30%
2022	23%	19%
2023	5%	5%
At March 31, 2020, $70.8 million of estimated unrealized loss associated with our cash flow hedges pertaining to fuel swap agreements is expected to be reclassified to earnings from Accumulated other comprehensive loss within the next twelve months. Reclassification is expected to occur as the result of fuel consumption associated with our hedged forecasted fuel purchases.
The fair value and line item caption of derivative instruments recorded within our consolidated balance sheets were as follows (in thousands):

	Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of March 31, 2020	As of December 31, 2019	Balance Sheet Location	As of March 31, 2020	As of December 31, 2019
		Fair Value	Fair Value		Fair Value	Fair Value
Derivatives designated as hedging instruments under ASC 815-20(1)
Interest rate swaps	Other assets	$19,787	$11	Other long-term liabilities	$113,312	$64,168
Foreign currency forward contracts	Derivative financial instruments	—	—	Derivative financial instruments	75,862	75,260
Foreign currency forward contracts	Other assets	21,173	9,380	Other long-term liabilities	119,303	64,711
Fuel swaps	Derivative financial instruments	—	16,922	Derivative financial instruments	66,098	16,901
Fuel swaps	Other assets	—	8,677	Other long-term liabilities	119,472	33,965
Total derivatives designated as hedging instruments under 815-20		40,960	34,990		494,047	255,005
Derivatives not designated as hedging instruments under ASC 815-20
Foreign currency forward contracts	Derivative financial instruments	$—	$3,186	Derivative financial instruments	$—	$2,419
Foreign currency forward contracts	Other assets	—	—	Other long-term liabilities	—	—
Fuel swaps	Derivative financial instruments	—	1,643	Derivative financial instruments	61,347	295
Fuel swaps	Other Assets	—	175	Other long-term liabilities	2,098	9
Total derivatives not designated as hedging instruments under 815-20		—	5,004		63,445	2,723
Total derivatives		$40,960	$39,994		$557,492	$257,728
(1)Accounting Standard Codification 815-20 “Derivatives and Hedging.”
The location and amount of gain or (loss) recognized in income on fair value and cash flow hedging relationships were as follows (in thousands):

	Quarter Ended March 31, 2020				Quarter Ended March 31, 2019
	Fuel Expense	Depreciation and Amortization Expenses	Interest Income (Expense)	Other Income (Expense)	Fuel Expense	Depreciation and Amortization Expenses	Interest Income (Expense)	Other Income (Expense)
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$194,268	$324,330	$(87,377)	$(32,859)	$160,171	$292,285	$(90,631)	$(5,088)
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	n/a	n/a	$(21,330)	$—	n/a	n/a	(8,459)	$—
Derivatives designated as hedging instruments	n/a	n/a	$20,430	$—	n/a	n/a	$(2,257)	$8,092
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income (loss) into income	n/a	n/a	$(3,391)	n/a	n/a	n/a	$(391)	n/a
Commodity contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income (loss) into income	$(14,233)	n/a	n/a	$344	$18,018	n/a	n/a	$(256)
Foreign exchange contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income (loss) into income	n/a	$(3,337)	n/a	$(1,763)	n/a	$(3,334)	n/a	$(1,315)

The carrying value and line item caption of non-derivative instruments designated as hedging instruments recorded within our consolidated balance sheets were as follows (in thousands):

		Carrying Value
Non-derivative instrument designated as hedging instrument under ASC 815-20	Balance Sheet Location	As of March 31, 2020	As of December 31, 2019
Foreign currency debt	Current portion of debt	$70,293	$73,572
Foreign currency debt	Long-term debt	243,506	284,506
		$313,799	$358,078
The effect of derivative instruments qualifying and designated as hedging instruments and the related hedged items in fair value hedges on the consolidated statements of comprehensive income (loss) was as follows (in thousands):

Derivatives and Related Hedged Items under ASC 815-20 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative and Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative		Amount of Gain (Loss) Recognized in Income on Hedged Item
		Quarter Ended March 31, 2020	Quarter Ended March 31, 2019	Quarter Ended March 31, 2020	Quarter Ended March 31, 2019
Interest rate swaps	Interest expense, net of interest capitalized	$20,430	$(2,257)	$(21,330)	$(8,459)
Interest rate swaps	Other income (expense)	—	8,092	—	—
		$20,430	$5,835	$(21,330)	$(8,459)

The fair value and line item caption of derivative instruments recorded within our consolidated balance sheets for the cumulative basis adjustment for fair value hedges were as follows (in thousands):

Line Item in the Statement of Financial Position Where the Hedged Item is Included	Carrying Amount of the Hedged Liabilities		Cumulative amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
	As of March 31, 2020	As of December 31, 2019	As of March 31, 2020	As of December 31, 2019
Current portion of debt and Long-term debt	$736,885	$715,234	$20,029	$(1,301)
	$736,885	$715,234	$20,029	$(1,301)
The effect of derivative instruments qualifying and designated as cash flow hedging instruments on the consolidated financial statements was as follows (in thousands):

Derivatives under ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Loss) on Derivative		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
	Quarter Ended March 31, 2020	Quarter Ended March 31, 2019		Quarter Ended March 31, 2020	Quarter Ended March 31, 2019
Interest rate swaps	$(52,595)	$(28,329)	Interest expense, net of interest capitalized	$(3,391)	$(391)
Foreign currency forward contracts	(100,014)	(90,144)	Depreciation and amortization expenses	(3,337)	(3,334)
Foreign currency forward contracts	—	—	Other income (expense)	(1,763)	(1,315)
Fuel swaps	—	—	Other income (expense)	344	(256)
Fuel swaps	(170,376)	180,038	Fuel	(14,233)	18,018
	$(322,985)	$61,565		$(22,380)	$12,722
The table below represents amounts excluded from the assessment of effectiveness for our net investment hedging instruments for which the difference between changes in fair value and periodic amortization is recorded in accumulated other comprehensive income (loss) (in thousands):

Gain (Loss) Recognized in Income (Net Investment Excluded Components)	Three Months Ended March 31, 2020
Net inception fair value at January 1, 2020	$(8,008)
Amount of gain recognized in income on derivatives for the period ended March 31, 2020	1,617
Amount of gain (loss) remaining to be amortized in accumulated other comprehensive loss, as of March 31, 2020	1,654
Fair value at March 31, 2020	$(4,737)
The effect of non-derivative instruments qualifying and designated as net investment hedging instruments on the consolidated financial statements was as follows (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)
Non-derivative instruments under ASC 815-20 Net Investment Hedging Relationships	Quarter Ended March 31, 2020	Quarter Ended March 31, 2019
Foreign Currency Debt	$7,489	$5,702
	$7,489	$5,702
There was no amount recognized in income (ineffective portion and amount excluded from effectiveness testing) for the quarters ended March 31, 2020.
The effect of derivatives not designated as hedging instruments on the consolidated financial statements was as follows (in thousands):

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments under ASC 815-20	Location of Gain (Loss) Recognized in Income on Derivatives	Quarter Ended March 31, 2020	Quarter Ended March 31, 2019
Foreign currency forward contracts	Other income (expense)	$(52,676)	$5,014
Fuel swaps	Fuel	—	(136)
Fuel swaps	Other income (expense)	(67,206)	(98)
		$(119,882)	$4,780
The current suspension of our cruise operations due to the COVID-19 pandemic resulted in changes to our forecasted fuel purchases. As of March 31, 2020, we discontinued cash flow hedge accounting on 0.2 million metric tons of our fuel swap agreements. The discontinuance of the hedging relationship for these fuel swap agreements resulted in the reclassification of a net $54.9 million loss from Accumulated other comprehensive loss to Other expense.
Credit Related Contingent Features
Our current interest rate derivative instruments require us to post collateral if our Standard & Poor’s and Moody’s credit ratings fall below specified levels. Specifically, under most of our agreements, if on the fifth anniversary of executing a derivative instrument, or on any succeeding fifth-year anniversary, our credit ratings for our senior unsecured debt is rated below BBB- by Standard & Poor’s and Baa3 by Moody’s, then the counterparty will periodically demand that we post collateral in an amount equal to the difference between (i) the net market value of all derivative transactions with such counterparty that have reached their fifth year anniversary, to the extent negative, and (ii) the applicable minimum call amount.

The amount of collateral required to be posted will change as, and to the extent, our net liability position increases or decreases by more than the applicable minimum call amount. If our credit rating for our senior unsecured debt is subsequently equal to or above BBB- by Standard & Poor’s or Baa3 by Moody’s, then any collateral posted at such time will be released to us and we will no longer be required to post collateral unless we meet the collateral trigger requirement, generally, at the next fifth-year anniversary.
 At March 31, 2020, our senior unsecured debt credit rating was BBB- by Standard & Poor's and Baa3 by Moody's and as such we were not required to post collateral. We currently have five interest rate derivative hedges that have a term of at least five years. On April 2, 2020, S&P Global downgraded us from BBB- to BB and on May 13, 2020, Moody’s downgraded us from Baa3 to Ba2. Based on our current projected fair value of certain derivative instruments in net liability positions, on or prior to September 23, 2020, we will be required to post collateral of approximately $80.4 million.

Note 14. Restructuring Charges
For the quarter ended March 31, 2020, we incurred restructuring charges of $5.5 million in connection with our international sales and marketing strategy. We did not incur restructuring charges for the quarter ended March 31, 2019.
Centralization of Global Sales and Marketing Structure
During the year ended December 31, 2019, we implemented a strategy related to the restructuring and centralization of our international sales and marketing structure. Activities related to this strategy focused on moving from a multi-brand sales model to a brand dedicated sales model, which resulted in the consolidation of some of our international offices and personnel reorganization among our sales and marketing teams. The personnel reorganization resulted in the recognition of a liability for one-time termination benefits during the twelve months ended December 31, 2019. We also incurred contract termination costs related to the closure of some of our international offices and other related costs consisting of legal and consulting fees to implement this initiative. As a result of these actions, we incurred restructuring exit costs of $12.0 million for the year ended December 31, 2019, which were reported within Marketing, selling and administrative expenses in our consolidated statements of comprehensive income (loss). As of March 31, 2020, we incurred $5.5 million and we expected to incur $5.6 million additional costs as it relates to the restructuring activities of this strategy.
The following table summarizes our restructuring exit costs (in thousands):

	Beginning balance January 1, 2020	Accruals	Payments	Ending balance March 31, 2020	Cumulative Charges Incurred	Expected Additional Expenses to be Incurred
Termination benefits	$8,389	$761	$1,824	$7,326	$9,641	$2,220
Contract termination costs	338	—	—	338	338	300
Other related costs	2,785	4,786	2,408	5,163	7,594	3,036
Total	$11,512	$5,547	$4,232	$12,827	$17,573	$5,556

Operating Expense Reduction in Workforce
In April 2020, we reduced our US shoreside workforce by approximately 23% through a combination of permanent layoffs and 90-day furloughs with paid benefits. We incurred severance costs of $26.9 million in April 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Concerning Forward-Looking Statements
The discussion under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, business and industry prospects or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. Words such as "anticipate," "believe," "could," "estimate," "expect," "goal," "intend," "may," "plan," "project," "seek," "should," "will," "driving" and similar expressions are intended to further identify any of these forward-looking statements. Forward-looking statements reflect management's current expectations but they are based on judgments and are inherently uncertain. Furthermore, they are subject to risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q and, in particular, the risks discussed under the caption "Risk Factors" in Part II, Item 1A herein.
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
•a discussion of our results of operations for the quarter ended March 31, 2020 compared to the same period in 2019;
•a discussion of our business outlook
•a discussion of our liquidity and capital resources, including our future capital and contractual commitments and potential funding sources.

Critical Accounting Policies
Valuation of Goodwill, Indefinite-Lived Intangible Assets and Long-Lived Assets

The outbreak of COVID-19 has resulted in an unprecedented global response to contain the spread of the disease. These global efforts have resulted in travel restrictions and created significant uncertainty regarding worldwide port closures and availability. As part of the global containment effort, the Company previously announced a voluntary suspension of its global cruise operations from March 13 through at least July 31, 2020 and China sailings until at least June 30, 2020. Continued disruptions to travel and port operations in various regions may result in further suspensions. Refer to Note 1. General to our consolidated financial statements for further information regarding COVID-19 and its impact to the Company.

As a result of these developments, we performed an interim impairment evaluation on our goodwill, indefinite-lived intangible assets and long-lived assets as discussed below in connection with the preparation of our financial statements for the quarter ended March 31, 2020.

When performing the goodwill impairment test, the fair value of the reporting unit is determined and compared to the carrying value of the net assets allocated to the reporting unit. We typically estimate the fair value of our reporting units using a probability-weighted discounted cash flow model, which may also include a combination of a market based valuation approach. The estimation of fair value utilizing discounted expected future cash flows includes numerous uncertainties which require our significant judgment when making assumptions of expected revenues, operating costs, marketing, selling and administrative expenses, interest rates, ship additions and retirements as well as assumptions regarding the cruise vacation industry's competitive environment and general economic and business conditions, among other factors. The principal assumptions we use in the discounted cash flow model are projected operating results, weighted-average cost of capital, and terminal value. The discounted cash flow model uses the most current projected operating results for the upcoming fiscal year as a base. To that base, we add future years' cash flows assuming multiple revenue and expense scenarios that reflect the impact of different global economic environments beyond the base year on the reporting unit. We discount the projected cash flows using rates specific to the reporting unit based on its weighted-average cost of capital. If the fair value of the reporting unit exceeds its carrying value, no write-down of goodwill is required. As amended by ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment, if the fair value of the reporting unit is less than the carrying value of its net assets, an impairment is recognized based on the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to such reporting unit.

For further discussion of our critical accounting policies, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report on Form 10-K for the year ended December 31, 2019, as updated by our Current Report on Form 8-K dated May 13, 2020. For further discussion on impairment losses recorded in the three months ended March 31, 2020, refer to Note 3. Impairment and Credit Losses to our consolidated financial statements.

Royal Caribbean International Reporting Unit

We performed an interim impairment evaluation of Royal Caribbean International’s goodwill in connection with the preparation of our financial statements during the quarter ended March 31, 2020. As a result of the test, we determined that the fair value of the Royal Caribbean International reporting unit exceeded its carrying value by approximately 32% resulting in no impairment to the Royal Caribbean International goodwill. As of March 31, 2020, the carrying amount of goodwill attributable to our Royal Caribbean reporting unit was $296.3 million.

Silversea Cruises Reporting Unit

We performed an interim impairment evaluation of Silversea Cruises’ goodwill and trade name in connection with the preparation of our financial statements for the quarter ended March 31, 2020. As a result of this analysis, we determined that the carrying value of the Silversea Cruises reporting unit exceeded its fair value. Similarly, we determined that the carrying value of Silversea Cruises’ trade name exceeded its fair value as well. Accordingly, upon the completion of the impairment test, we recognized impairment charges of $576.2 million and $30.8 million for goodwill and the trade name, respectively, during the quarter ended March 31, 2020.

Long-lived Assets

We identified that the undiscounted cash flows of certain long-lived assets, consisting of 8 ships and certain right-of-use assets, were less than their carrying values. Events surrounding the COVID-19 pandemic negatively impacted the expected undiscounted cash flows of these assets. As a result of this determination, we evaluated these assets pursuant to our long -lived asset impairment test, which resulted in an impairment charge of $463.0 million to write down these assets to their estimated fair values during the quarter ended March 31, 2020.

The combined impairment charge of $1.1 billion related to our goodwill, trademarks and trade names, vessels and right-of-use assets was recognized in earnings during the quarter ended March 31, 2020 and is reported within Impairment and credit losses within our consolidated statements of comprehensive income (loss). For further information on the impairment losses and the fair value measurements used to estimate the fair value of these assets, refer to Note 3. Impairment and Credit Losses and Note 13. Fair Value Measurements and Derivative Instruments to our consolidated financial statements.

These impairment assessments and the resulting charges were determined based on management’s current estimates and projections using information through the time of the issuance of these financial statements. The adverse impact COVID-19 will continue to have on our business, operating results, cash flows and overall financial condition is uncertain and may result in changes to the assumptions used in the impairment tests discussed above, which may result in additional impairments of our goodwill, indefinite-lived intangible assets and long-lived assets in the future. Refer to Risk Factors in Part 2, Item 1A. for further discussion on risks related to the COVID-19 pandemic.
Seasonality
Our revenues are seasonal based on demand for cruises. Demand has historically been strongest for cruises during the Northern Hemisphere’s summer months and holidays. In order to mitigate the impact of the winter weather in the Northern Hemisphere and to capitalize on the summer season in the Southern Hemisphere, our brands have focused on deployment to the Caribbean, Asia and Australia during that period.
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
•Onboard and other expenses, which consist of the direct costs associated with onboard and other revenues, including the costs of products sold onboard our ships, vacation protection insurance premiums, costs associated with pre- and post-cruise tours and related credit card fees, as well as, the minimal costs associated with concession revenues, as the costs are mostly incurred by third-party concessionaires, and costs incurred for the procurement and management related services we perform on behalf of our unconsolidated affiliates;
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
Adjusted (Loss) Earnings per Share ("Adjusted EPS") represents Adjusted Net (Loss) Income attributable to Royal Caribbean Cruises Ltd. divided by weighted average shares outstanding or by diluted weighted average shares outstanding, as applicable. We believe that this non-GAAP measure is meaningful when assessing our performance on a comparative basis.
Adjusted Net (Loss) Income represents net (loss) income less net income attributable to noncontrolling interest excluding certain items that we believe adjusting for is meaningful when assessing our performance on a comparative basis. For the periods presented, these items included (i) asset impairment and credit losses recorded in the first quarter of 2020 as a result of the impact of COVID-19; (ii) the change in fair value in the Silversea Cruises contingent consideration; (iii) net insurance recoveries related to the collapse of the drydock structure at the Grand Bahama Shipyard involving Oasis of the Seas; (iv) restructuring charges incurred in relation to the reorganization of our international sales and marketing structure and other initiatives expenses; (v) the amortization of the Silversea Cruises intangible assets resulting from the acquisition; (vi) the noncontrolling interest adjustment to exclude the impact of the contractual accretion requirements associated with the put option held by Heritage Cruise Holding Ltd.'s (previously known as Silversea Cruises Group Ltd.) noncontrolling interest; (vii) transaction costs related to the Silversea Cruises acquisition and (viii) equity investment impairment..
Available Passenger Cruise Days (“APCD”) is our measurement of capacity and represents double occupancy per cabin multiplied by the number of cruise days for the period, which excludes canceled cruise days and drydock days. We use this measure to perform capacity and rate analysis to identify our main non-capacity drivers that cause our cruise revenue and expenses to vary.
Gross Cruise Costs represent the sum of total cruise operating expenses plus marketing, selling and administrative expenses. For the periods presented, Gross Cruise Costs exclude (i) restructuring charges incurred in relation to the reorganization of our international sales and marketing structure and other initiative costs and (ii) transaction costs related to the Silversea Cruises acquisition, which were included within Marketing, selling and administrative expenses.
Gross Yields represent total revenues per APCD.
Net Cruise Costs and Net Cruise Costs Excluding Fuel represent Gross Cruise Costs excluding commissions, transportation and other expenses and onboard and other expenses and, in the case of Net Cruise Costs Excluding Fuel, fuel expenses (each of which is described above under the Description of Certain Line Items heading). In measuring our ability to control costs in a manner that positively impacts net income, we believe changes in Net Cruise Costs and Net Cruise Costs Excluding Fuel to be the most relevant indicators of our performance. A reconciliation of historical Gross Cruise Costs to Net Cruise Costs and Net Cruise Costs Excluding Fuel is provided below under Results of Operations. Net Cruise Costs and Net Cruise Costs Excluding Fuel exclude net insurance recoveries related to the collapse of the drydock structure at Grand Bahama Shipyard involving Oasis of the Seas.
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

Recent Developments: COVID-19
The disruptions to our operations resulting from the COVID-19 pandemic (“COVID-19”) have had, and continue to have, a material negative impact on our financial condition and results of operations. The outbreak of COVID-19 has resulted in an unprecedented global response to contain the spread of the disease. These global efforts have resulted in travel restrictions and created significant uncertainty regarding worldwide port closures and availability. As part of the global containment effort, the Company previously announced a voluntary suspension of its global cruise operations from March 13 through at least July 31, 2020 and China sailings until at least June 30, 2020. Continued disruptions to travel and port operations in various regions may result in further suspensions.
The Company has been developing a comprehensive and multi-faceted program to address the unique public health challenges posed by COVID-19. This includes, among other things, enhanced screening, upgraded cleaning and disinfection protocols and plans for social distancing. The Company will continue to work with the Centers for Disease Control and Prevention, global public health authorities and national and local governments to enhance measures to protect the health, safety and security of guests, crew and the communities visited when we are out of service and once operations resume.
Update on Bookings
Prior to the outbreak of COVID-19, the Company started the year in a strong booked position and at higher prices on a prior year comparable basis. Given the impact of COVID-19, booking volumes for the remainder of 2020 are meaningfully lower than the same time last year at prices that are down low-single digits. Due to the suspension in sailings, booking trends reflect elevated cancellations for 2020 and more typical levels for 2021 and beyond. Although still early in the booking cycle, the booked position for 2021 is within historical ranges when compared to same time last year with 2021 prices up mid-single digits compared to 2020, subject to the uncertainty around the duration of our suspension of sailings and resumption of service.
The Company has instituted several programs in order to best serve its guests: for cancelled cruises, guests are offered the choice of future cruise credits valued at 125% of the initial cruise fare paid in lieu of providing cash refunds. These future cruise credits can be redeemed on any sailing on or before December 31, 2021. As of April 30, 2020, approximately 45% of the guests booked on cancelled sailings have requested cash refunds. For non-cancelled cruises, the Company has implemented a “Cruise with Confidence” policy. This policy allows guests to cancel up to 48 hours prior to sailing (for sailings on or before August 1, 2020) and receive a full credit for their fare usable until April 30, 2022.
As of March 31, 2020, the Company had $2.4 billion in customer deposits. This includes approximately $0.8 billion of future cruise credits related to previously announced voyage cancellations. The Company also continues to take future bookings for 2020, 2021 and 2022, and receive new customer deposits and final payments on these bookings.
Update on Recent Liquidity Actions and Ongoing Uses of Cash
As of April 30, 2020, the Company had liquidity of approximately $2.3 billion all in the form of cash and cash equivalents. In response to the financial impacts of COVID-19, the Company has taken preemptive actions that focus on strengthening liquidity through significant cost and capital reductions, cash conservation and additional financing sources, as described below.

Reduced Operating Expenses
The Company has taken significant actions to reduce operating expenses during the suspension of its global cruise operations. In particular, we:
• significantly reduced ship operating expenses, including crew payroll, food, fuel, insurance and port charges;
• further reduced operating expenses as the Company’s ships are currently transitioning into various levels of layup with  several ships in the fleet transitioning into cold layup;
• eliminated or significantly reduced marketing and selling expenses for the remainder of 2020;
• reduced and furloughed our workforce, with approximately 23% of our US shoreside employee base being impacted; and
• suspended travel for shoreside employees and instituted a hiring freeze across the organization.
The Company estimates that its average ongoing ship operating expenses and administrative expenses are approximately $150 million to $170 million per month during a prolonged suspension of operations. The Company may seek to further reduce this average monthly requirement under a further prolonged non-revenue scenario.
Reduced Capital Expenditures
Since the start of February 2020, the Company has identified approximately $3.0 billion and $1.4 billion of capital expenditure reductions or deferrals in 2020 and 2021, respectively. The reductions or deferrals of capital expenditures in 2020 comprise:
• $1.2 billion of non-newbuild, discretionary capital expenditures; and
• $1.8 billion in reduced spend or deferred installment payments for newbuild related payments which the Company is currently finalizing.
The Company believes COVID-19 has impacted shipyard operations and will result in delivery delays of ships previously planned for delivery in 2020 and 2021.
Debt Maturities, New Financings and Other Liquidity Actions
Since the start of February 2020, the Company has taken several additional actions to further improve its liquidity position and manage cash flow. In particular, we:
• increased the capacity under our revolving credit facilities by $0.6 billion, and fully drew on both facilities;
• entered into a $2.35 billion 364-day senior secured loan agreement with an option to extend the maturity for an additional 364 days secured by 28 ships with a net book value of approximately $12 billion as of March 31, 2020, after giving effect to the vessel impairment described in Note 3. Impairment and Credit Losses in the Notes to our Consolidated Financial Statements;
• issued $3.32 billion in senior secured notes, of which $1.0 billion is due in 2023 and $2.32 billion is due in 2025. The previously mentioned $2.35 billion, 364-day senior secured loan was repaid in its entirety with a portion of the proceeds of these notes;
• obtained a $0.8 billion, 12-month debt amortization and financial covenant holiday with respect to certain export-credit backed facilities;
• amended certain of our non-export-credit backed bank facilities to incorporate a 12-month financial covenant holiday; and
• agreed with certain of our lenders that we will not pay dividends or engage in stock repurchases for so long as our debt covenant waivers are in effect.
Expected debt maturities for the remainder of 2020 and 2021 are $0.4 billion and $0.9 billion, respectively. The expected debt maturities do not include the repayment at maturity of the $2.35 billion 364-day senior secured loan agreement, which we repaid in full with a portion of the proceeds from the issuance of the $3.32 billion secured senior notes.
The Company estimates its cash burn to be, on average, in the range of approximately $250 million to $275 million per month during a prolonged suspension of operations. This range includes ongoing ship operating expenses, administrative expenses, debt service expense, hedging costs, expected necessary capital expenditures (net of committed financings in the case of newbuilds) and excludes cash refunds of customer deposits as well as cash inflows from new and existing bookings. The Company is considering ways to further reduce the average monthly requirement under a further prolonged out-of-service scenario and during start-up of operations.
The Company continues to identify and evaluate further actions to improve its liquidity. These include and are not limited to: further reductions in capital expenditures, operating expenses and administrative costs and additional financings.
Furthermore, certain of our separate unsecured bank facilities totaling an outstanding principal amount of approximately $4.7 billion as of March 31, 2020 contain covenants that require us, among other things, to maintain a fixed charge coverage ratio of at least 1.25x and limit our net debt-to-capital ratio to no more than 62.5%. In May 2020, the requisite lenders under such unsecured bank facilities agreed to waive the requirement to comply with such financial covenants, so that the next time we will be required to comply with such covenants will be for the three months then ended June 30, 2021. As a condition to obtaining such waivers, we agreed to certain additional covenants during the covenant waiver period, including that we maintain at least $300 million in unrestricted cash and cash equivalents (tested monthly) and that we are not permitted during the covenant waiver period, subject to limited exceptions, to pay cash dividends or make share repurchases unless we would have been compliant with our fixed charge coverage ratio at such time.
Results of Operations
Summary
Net Loss attributable to Royal Caribbean Cruises Ltd. and Adjusted Loss attributable to Royal Caribbean Cruises Ltd. for the first quarter of 2020 were $(1.4) billion and $(310.4) million, or $(6.91) and $(1.48) per share on a diluted basis, respectively, reflecting the impact of our suspension of global fleet sailings starting in mid-March, compared to Net Income attributable to Royal Caribbean Cruises Ltd. and Adjusted Net Income attributable Royal Caribbean Cruises Ltd. of $249.7 million and $275.8 million, or $1.19 and $1.31 per share on a diluted basis, respectively, for the first quarter of 2019.
Significant items for the quarter ended March 31, 2020 include:
•Total revenues, excluding the effect of changes in foreign currency exchange rates, decreased $385.3 million for the quarter ended March 31, 2020 as compared to the same period in 2019, reflecting the volume impact of our cancelled sailings during the first quarter of 2020 as a result of the COVID-19 pandemic.
•The effect of changes in foreign currency exchange rates related to our passenger ticket and onboard and other revenue transactions, denominated in currencies other than the United States dollar, resulted in a decrease in total revenues of $21.6 million for the quarter ended March 31, 2020 compared to the same period in 2019.
•Total cruise operating expenses, excluding the effect of changes in foreign currency exchange rates, increased $105.4 million for the quarter ended March 31, 2020 as compared to the same period in 2019. The increase was primarily due to incremental costs incurred as a result of the COVID-19 pandemic.
•The effect of changes in foreign currency exchange rates related to our cruise operating expenses, denominated in currencies other than the United States dollar, resulted in a decrease in total operating expenses of $8.3 million for the quarter ended March 31, 2020 compared to the same period in 2019.
•During the quarter ended March 31, 2020, as a result of the current and expected ongoing impact of COVID-19 pandemic on our operations and cash flows, we recorded total impairment and credit losses of $1.1 billion related to goodwill, intangibles, vessels, operating lease right-of-use assets and credit losses related to other long-lived assets.
•Our consolidated results of operations for the quarter ended March 31, 2020 include the results for October, November and December 2019 for Silversea Cruises due to the three month reporting lag for the entity.
•In March 2020, we increased the capacity of our $1.7 billion and $1.2 billion unsecured revolving credit facilities due in 2024 and 2022, by $200 million and $400 million, respectively.
•In March 2020, we borrowed $2.2 billion pursuant to a 364-day senior secured term loan agreement which would have matured 364 days after funding and could have been extended at our option for an additional 364 days. Subsequently, the term loan was increased to $2.35 billion and was repaid on May 19, 2020.
•In March 2020, we took delivery of Celebrity Apex.

Operating results for the quarter ended March 31, 2020 compared to the same period in 2019 are shown in the following table (in thousands, except per share data):

	Quarter Ended March 31,
	2020		2019
		% of Total Revenues		% of Total Revenues
Passenger ticket revenues	$1,376,851	67.7%	$1,709,984	70.1%
Onboard and other revenues	655,899	32.3%	729,783	29.9%
Total revenues	2,032,750	100.0%	2,439,767	100.0%
Cruise operating expenses:
Commissions, transportation and other	317,129	15.6%	363,155	14.9%
Onboard and other	123,718	6.1%	135,170	5.5%
Payroll and related	330,390	16.3%	269,532	11.0%
Food	121,316	6.0%	139,534	5.7%
Fuel	194,268	9.6%	160,171	6.6%
Other operating	423,998	20.9%	346,142	14.2%
Total cruise operating expenses	1,510,819	74.3%	1,413,704	57.9%
Marketing, selling and administrative expenses	395,890	19.5%	414,947	17.0%
Depreciation and amortization expenses	324,330	16.0%	292,285	12.0%
Impairment and credit losses	1,108,118	54.5%	—	—%
Operating (Loss) Income	(1,306,407)	(64.3)%	318,831	13.1%
Other (expense) income:
Interest income	5,534	0.3%	9,784	0.4%
Interest expense, net of interest capitalized	(92,911)	(4.6)%	(100,415)	(4.1)%
Equity investment (loss) income	(10,392)	(0.5)%	33,694	1.4%
Other expense	(32,859)	(1.6)%	(5,088)	(0.2)%
	(130,628)	(6.4)%	(62,025)	(2.5)%
Net (Loss) Income	(1,437,035)	(70.7)%	256,806	10.5%
Less: Net Income attributable to noncontrolling interest	7,444	0.4%	7,125	0.3%
Net (Loss) Income attributable to Royal Caribbean Cruises Ltd.	$(1,444,479)	(71.1)%	$249,681	10.2%
Diluted (Loss) Earnings per Share	$(6.91)		$1.19

Adjusted Net (Loss) Income attributable to Royal Caribbean Cruises Ltd and Adjusted (Loss) Earnings per Share attributable to Royal Caribbean Cruises Ltd were calculated as follows (in thousands, except per share data):

	Quarter Ended March 31,
	2020	2019
Net (Loss) Income attributable to Royal Caribbean Cruises Ltd.	$(1,444,479)	$249,681
Adjusted Net (Loss) Income attributable to Royal Caribbean Cruises Ltd.	(310,412)	275,847
Net Adjustments to Net (Loss) Income attributable to Royal Caribbean Cruises Ltd.	$1,134,067	$26,166
Adjustments to Net (Loss) Income attributable to Royal Caribbean Cruises Ltd.:
Impairment and credit losses (1)	$1,108,118	$—
Equity investment impairment (2)	39,735	—
Change in fair value of the Silversea contingent consideration (3)	(51,019)	—
Net insurance recoveries of Oasis of the Seas incident (4)	(1,938)	—
Restructuring charges and other initiatives expense (5)	12,043	—
Amortization of Silversea Cruises intangible assets resulting from the acquisition (3)	3,069	3,069
Noncontrolling interest adjustment (6)	24,059	21,911
Transaction costs related to Silversea acquisition (3)	—	1,186
Net Adjustments to Net (Loss) Income attributable to Royal Caribbean Cruises Ltd.	$1,134,067	$26,166

Basic:
(Loss) Earnings per Share	$(6.91)	$1.19
Adjusted (Loss) Earnings per Share	$(1.48)	$1.32

Diluted:
(Loss) Earnings per Share	$(6.91)	$1.19
Adjusted (Loss) Earnings per Share	$(1.48)	$1.31

Weighted-Average Shares Outstanding:
Basic	209,097	209,322
Diluted	209,097	209,874
(1)Represents asset impairment and credit losses recorded in the first quarter of 2020 as a result of the impact of COVID-19.
(2)Represents equity investment asset impairment, primarily for our investment in Grand Bahama Shipyard, recorded in the first quarter of 2020 as a result of the impact of COVID-19.
(3)Related to the Silversea Cruises acquisition.
(4)Amount includes net insurance recoveries related to the collapse of the drydock structure at the Grand Bahama Shipyard involving Oasis of the Seas.
(5)Represents restructuring charges incurred in relation to the reorganization of our international sales and marketing structure and other initiatives expenses.
(6)Adjustment made to exclude the impact of the contractual accretion requirements associated with the put option held by Silversea Cruises Group Ltd.'s noncontrolling interest.

Selected statistical information is shown in the following table:

	Quarter Ended March 31, (1)
	2020	2019
Passengers Carried	1,239,817	1,533,226
Passenger Cruise Days	8,467,106	10,561,817
APCD	8,217,133	9,860,600
Occupancy	103.0%	107.1%
(1)Due to the three-month reporting lag, these metrics include October, November and December amounts for Silversea Cruises.

Gross Yields and Net Yields were calculated as follows (in thousands, except APCD and Yields):

	Quarter Ended March 31,
	2020	2020 On a Constant Currency Basis	2019
Passenger ticket revenues	$1,376,851	$1,391,923	$1,709,984
Onboard and other revenues	655,899	662,465	729,783
Total revenues	2,032,750	2,054,388	2,439,767
Less:
Commissions, transportation and other	317,129	320,131	363,155
Onboard and other	123,718	124,119	135,170
Net Revenues	$1,591,903	$1,610,138	$1,941,442

APCD	8,217,133	8,217,133	9,860,600
Gross Yields	$247.38	$250.01	$247.43
Net Yields	$193.73	$195.95	$196.89

Gross Cruise Costs, Net Cruise Costs and Net Cruise Costs Excluding Fuel were calculated as follows (in thousands, except APCD and costs per APCD):

	Quarter Ended March 31,
	2020	2020 On a Constant Currency Basis	2019
Total cruise operating expenses	$1,510,819	$1,519,124	$1,413,704
Marketing, selling and administrative expenses (1) (2)	383,847	385,694	413,761
Gross Cruise Costs	1,894,666	1,904,818	1,827,465
Less:
Commissions, transportation and other	317,129	320,131	363,155
Onboard and other	123,718	124,119	135,170
Net Cruise Costs Including Other Costs	1,453,819	1,460,568	1,329,140
Less:
Net insurance recoveries related to the Oasis of the Seas incident included within cruise operating expenses	(1,580)	(1,580)	—
Net Cruise Costs	1,455,399	1,462,148	1,329,140
Less:
Fuel (3)	193,458	193,463	160,171
Net Cruise Costs Excluding Fuel	$1,261,941	$1,268,685	$1,168,969

APCD	8,217,133	8,217,133	9,860,600
Gross Cruise Costs per APCD	$230.58	$231.81	$185.33
Net Cruise Costs per APCD	$177.12	$177.94	$134.79
Net Cruise Costs Excluding Fuel per APCD	$153.57	$154.40	$118.55
(1)For the quarter ended March 31, 2020, the amount does not include restructuring charges and other initiatives expense of $12.0 million.
(2)For the quarter ended March 31, 2019, the amount does not include the transaction costs related to the Silversea Cruises acquisition of $1.2 million.

(3) For the quarter ended March 31, 2020, the amount does not include the fuel impact of the Oasis of the Seas incident of $0.8 million already considered to arrive at Net Cruise Costs.

2020 Outlook
On March 10, 2020, we withdrew our full-year 2020 guidance due to the heightened impact and uncertainty of changes in the magnitude, duration and geographic reach of COVID-19. The duration and intensity of this global health crisis and related disruptions continue to be highly uncertain. The adverse impact of the COVID-19 pandemic on our revenues, consolidated results of operations, cash flows and financial condition will be material in 2020. We expect to report a loss for the second quarter ended June 30, 2020 and the year ended December 31, 2020, the extent of which will depend on the timing and extent of our return to service. However, we cannot reasonably estimate the magnitude of the expected loss or any future results as it is not known when the COVID-19 pandemic will end, when or how quickly the current travel restrictions and advisories will be modified or cease to be necessary and the resulting impact on the global economy and the Company’s operations.

Quarter Ended March 31, 2020 Compared to Quarter Ended March 31, 2019
In this section, references to 2020 refer to the quarter ended March 31, 2020 and references to 2019 refer to the quarter ended March 31, 2019.
Revenues
Total revenues for 2020 decreased $407.0 million, or 16.7%, to $2.0 billion from $2.4 billion in 2019.
Passenger ticket revenues comprised 67.7% of our 2020 total revenues. Passenger ticket revenues for 2020 decreased by $333.1 million, or 19.5%, from 2019. The decrease was due to a 16.7% decrease in capacity, which decreased Passenger ticket revenues by $285.2 million, driven by our cancelled sailings resulting from the suspension of our global fleet operations in mid-March 2020 in response to the COVID-19 pandemic. To a lesser degree, we experienced decreased capacity due to a higher number of drydock days in 2020, partially offset by the inclusion of Spectrum of the Seas in our fleet during the first quarter of 2020.
Passenger ticket revenues was also affected negatively by unfavorable foreign currency exchange rates movements related to our revenue transactions denominated in currencies other than the United States dollar of $15.0 million.
The remaining 32.3% of 2020 total revenues was comprised of Onboard and other revenues, which decreased $73.9 million, or 10.1%, to $655.9 million in 2020 from $729.8 million in 2019. The decrease in Onboard and other revenues was primarily due to the 16.7% decrease in capacity noted above, and was partially offset by higher cancellation fee revenue associated with non-refundable deposits.
Unfavorable movements in foreign currency exchange rates related to our revenue transactions denominated in currencies other than the United States dollar decreased Onboard and other revenues by $6.6 million.
Onboard and other revenues included concession revenues of $72.0 million in 2020 and $91.7 million in 2019.
Cruise Operating Expenses
Total Cruise operating expenses for 2020 increased $97.1 million, or 6.9%, to $1.5 billion from $1.4 billion in 2019. The increase was primarily due to:
•a $60.8 million increase in Payroll and related costs primarily due to crew contract terminations and higher repatriation costs as a result our cancelled sailings due to the COVID-19 pandemic;
•a $34.1 million increase in Fuel expenses;
•an increase in commissions as a result of sailing cancellations, mostly recorded in Other operating and
•to a lesser extent, an increase in running costs related to the inclusion of Spectrum of the Seas in 2020.
The increase in Cruise operating expenses was partially offset by:
•a $11.5 million decrease in Onboard and other expenses and $18.2 million decrease in Food due to the decrease in capacity discussed above and
•the favorable effect of changes in foreign currency exchange rates related to our cruise operating expenses denominated in currencies other than the United States dollar of $8.3 million.
Marketing, Selling and Administrative Expenses
Marketing, selling and administrative expenses for 2020 decreased $19.1 million, or 4.6%, to $395.9 million from $414.9 million in 2019. The decrease was primarily due to a lower stock price year over year related to our performance share awards, partially offset by an increase in payroll and benefits expense primarily driven by an increase in headcount.
Depreciation and Amortization Expenses
Depreciation and amortization expenses for 2020 increased $32.0 million, or 11.0%, to $324.3 million from $292.3 million in 2019. The increase was primarily due to new shipboard additions associated with our 2019 ship modernization projects, additions related to A Perfect Day and the addition of Spectrum of the Seas in the first quarter of 2019.

Impairment and Credit Losses
During the quarter ended March 31, 2020, as a result of the current and expected ongoing impact of COVID-19 pandemic on our operations and cash flows, we recorded total impairment and credit losses of $1.1 billion related to goodwill, intangibles, vessels, operating lease right-of-use assets and credit losses related to other long-lived assets.
Other Income (Expense)
Interest expense, net of interest capitalized for 2020 decreased $7.5 million, or 7.5%, to $92.9 million from $100.4 million in 2019. The decrease was primarily due to lower interest rates overall and as a result of debt refinancing in 2019.
Equity investment (loss) income was a loss of ($10.4) million for the three months ended March 31, 2020. The loss includes a $39.7 million impairment charge of equity investments, primarily Grand Bahama Shipyard, that we deemed to be impaired due to the impact of the COVID-19 pandemic to our business. Excluding the impairment loss, we reported equity investment income of $29.3 million in 2020 compared to income of $33.7 million in 2019.
Other expense for 2020 increased $27.8 million to $32.9 million from $5.1 million in 2019. The increase was primarily due to a net $26.6 million loss related the change in fair value of fuel swaps with no hedge accounting and $11.1 million in foreign currency losses on the remeasurement of monetary assets.
Gross and Net Yields
Gross and Net Yields remained flat and decreased 1.6%, respectively, in 2020 compared to 2019. Gross and Net Yields on a Constant Currency basis increased 1.0% and decreased 0.5%, respectively, in 2020 compared to 2019.
Gross and Net Cruise Costs
Gross Cruise Costs increased 3.7% in 2020 compared to 2019 primarily due to the net increase in cruise operating expenses discussed above. Net Cruise Costs increased 9.5% in 2020 compared to 2019 primarily due to a decrease in Commissions, transportation and other and Onboard and other related to the decrease in capacity discussed above. Gross and Net Cruise Costs per APCD increased 24.4% and 31.4%, respectively, in 2020 compared to 2019 and Gross and Net Cruise Costs per APCD on a Constant Currency basis increased 25.1% and 32.0%, respectively, in 2020 compared to 2019 due to the increase in Gross Cruise Costs and Net Cruise Costs discussed above applied to a lower number of APCD's in 2020.
Net Cruise Costs Excluding Fuel
Net Cruise Costs Excluding Fuel per APCD increased 29.5% in 2020 compared to 2019 and increased 30.2% in 2020 compared to 2019 on a Constant Currency basis.
Other Comprehensive (Loss) Income
Other comprehensive (loss) in 2020 was $(297.9) million compared to Other comprehensive income of $48.8 million in 2019. The increase in loss of $(346.7) million was primarily due to a Loss on cash flow derivative hedges in 2020 of $(300.6) million compared to a Gain on cash flow derivative hedges in 2019 of $48.8 million.
Future Application of Accounting Standards
Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements for further information on Recent Accounting Pronouncements.
Liquidity and Capital Resources
Sources and Uses of Cash
As a result of the COVID-19 impact on our business, including the suspension of global sailings, we have experienced a decrease in bookings and an increase in customer deposit refunds in the first quarter of 2020 which has significantly affected our liquidity and cash flow. Net cash provided by operating activities decreased $879.7 million to $198.7 million for the first three months in 2020 compared to $1.1 billion for the same period in 2019. The current disruptions to our business led to a decrease in customer deposits of $959.6 million in the first three months of 2020. Also affecting our operating cash flows, we experienced a decrease of Onboard and other revenues of $73.9 million and a decrease of $40.4 million in dividends received from unconsolidated affiliates during the first three months in 2020 compared to the same period in 2019.
Net cash used in investing activities increased $890.7 million to $1.3 billion for the first three months in 2020 compared to $450.4 million for the same period in 2019. The increase in investing activities was primarily attributable to an increase in capital expenditures of $782.4 million due to the delivery of Celebrity Apex in the first three months of 2020 compared to no ship deliveries or purchases during the same period in 2019.
Net cash provided by financing activities was $4.8 billion for the first three months in 2020 compared to Net cash used in financing activities of $667.7 million for the same period in 2019. The change was primarily attributable to an increase in debt proceeds of $6.7 billion for the first three months in 2020 compared to the same period in 2019, partially offset by an increase of debt repayments of $224.8 million. Also offsetting the increase in debt proceeds, was net repayments of commercial paper of $1.1 billion during the first three months of 2020 compared to net borrowings of commercial paper of $328.6 million during the same period in 2019. The increase in debt proceeds was primarily due to the $2.2 billion 364-day senior secured term loan agreement and the $722.2 million unsecured term loan borrowed to finance Celebrity Apex, both borrowed in March 2020, and higher drawings on our revolving credit facilities, resulting in a fully drawn balance, during the first three months of 2020, compared to the same period in 2019.
Future Capital Commitments
Capital Expenditures
As of March 31, 2020, our Global Brands and our Partner Brands have 16 ships on order. Their original contractual delivery dates and their approximate berths are listed below. COVID-19 has impacted shipyard operations and we expect that this will result in delivery delays of ships on order and will adjust the timing of our contractual ship deliveries:

Ship	Shipyard	Contractual Delivery Date	Approximate Berths
Royal Caribbean International —
Oasis-class:
Wonder of the Seas	Chantiers de l'Atlantique	2nd Quarter 2021	5,700
Unnamed	Chantiers de l'Atlantique	4nd Quarter 2023	5,700
Quantum-class:
Odyssey of the Seas	Meyer Werft	4th Quarter 2020	4,200
Icon-class:
Unnamed	Meyer Turku Oy	2nd Quarter 2022	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2024	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2025	5,600
Celebrity Cruises —
Edge-class:
Celebrity Beyond	Chantiers de l'Atlantique	4th Quarter 2021	3,250
Unnamed	Chantiers de l'Atlantique	4th Quarter 2022	3,250
Silversea Cruises —
Silver Origin	De Hoop	2nd Quarter 2020	100
Muse-Class:
Silver Moon	Fincantieri	3rd Quarter 2020	550
Silver Dawn	Fincantieri	3rd Quarter 2021	550
Evolution Class:
Unnamed	Meyer Werft	1st Quarter 2022	600
Unnamed	Meyer Werft	1st Quarter 2023	600
TUI Cruises (50% joint venture) (2)—
Mein Schiff 7	Meyer Turku Oy	2nd Quarter 2023	2,900
Unnamed	Fincantieri	3rd Quarter 2024	4,100
Unnamed	Fincantieri	1st Quarter 2026	4,100

Total Berths			52,400
In April 2019, we entered into an agreement with Chantiers de l’Atlantique to build the fifth Edge-class ship for Celebrity Cruises. The ship is expected to have an aggregate capacity of approximately 3,200 berths and is expected to enter service in the fourth quarter of 2024. The order with Chantiers de l’Atlantique is contingent upon completion of conditions precedent and financing.
Our future capital commitments consist primarily of new ship orders. As of March 31, 2020, the aggregate cost of our ships on order presented in the table above, excluding any ships on order by our Partner Brands, was $13.8 billion, of which we had deposited $810.9 million. Approximately 63.6% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at March 31, 2020. These amounts do not include the ship order placed by Silversea Cruises during the reporting lag period. Refer to Note 13. Fair Value Measurements and Derivative Instruments to our consolidated financial statements.
Decreased demand for cruising as a result of concerns regarding the COVID-19 pandemic has had, and is expected to continue to have, a material impact on our cash flows, liquidity and financial position. In order to preserve liquidity throughout the COVID-19 pandemic, we deferred a significant portion of our planned 2020 and 2021 capital expenditures. As of March 31, 2020, we anticipate overall full year capital expenditures, based on our existing ships on order, will be approximately $0.5 billion for 2020 and $2.1 billion for 2021. These amounts do not include any ships on order by our Partner Brands.
Contractual Obligations
As of March 31, 2020, our contractual obligations were as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Operating Activities:
Operating lease obligations(1)	$915,129	$127,273	$219,304	$168,384	$400,168
Interest on debt(2)	2,416,916	516,618	826,821	454,155	619,322
Other(3)	510,721	241,783	224,488	22,347	22,103
Investing Activities:	0
Ship purchase obligations(4)	10,629,536	1,551,358	4,920,903	2,981,077	1,176,198
Financing Activities:	0
Commercial paper(5)	343,557	343,557	—	—	—
Debt obligations(6)	15,458,844	3,377,652	4,902,203	3,361,788	3,817,201
Finance lease obligations(7)	226,471	34,342	49,605	10,601	131,923
Other(8)	19,132	6,366	9,790	2,976	—
Total	$30,520,306	$6,198,949	$11,153,114	$7,001,328	$6,166,915
(1)  We are obligated under noncancelable operating leases primarily for preferred berthing arrangements, real estate and shipboard equipment. Amounts represent contractual obligations with initial terms in excess of one year.
(2)   Long-term debt obligations mature at various dates through fiscal year 2037 and bear interest at fixed and variable rates. Interest on variable-rate debt is calculated based on forecasted debt balances, including the impact of interest rate swap agreements using the applicable rate at March 31, 2020. Debt denominated in other currencies is calculated based on the applicable exchange rate at March 31, 2020. The interest related to the $2.2 billion 364-day secured term loan is reported in the Less than 1 year column. Subsequent to March 31, 2020, the $2.2 billion 364-day term loan was fully repaid with a portion of the proceeds from the $3.32 billion secured bond issued in May 2020.
(3) Amounts primarily represent future commitments with remaining terms in excess of one year to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts.
(4) Amounts are based on contractual installment and delivery dates for our ships on order. Included in these figures are $8.8 billion in final contractual installments, which have committed financing. COVID-19 has impacted shipyard operations and we expect that this will result in delivery delays of ships on order and will adjust the timing of our contractual ship deliveries. Amounts do not include potential obligations which remain subject to cancellation at our sole discretion or any agreements entered for ships on order that remain contingent upon completion of conditions precedent. Additionally, amounts do not include activity related to Silversea Cruises, including ships placed on order, if any, during the three-month reporting lag period.
(5) Refer to Note 7. Debt to our consolidated financial statements for further information.
(6) Amounts represent debt obligations with initial terms in excess of one year. Debt denominated in other currencies is calculated based on the applicable exchange rate at March 31, 2020. In addition, debt obligations presented above are net of debt issuance costs of $254.7 million as of March 31, 2020. The $2.2 billion 364-day secured term loan is reported in the "Less than 1 year" column. Subsequent to March 31, 2020, the term loan was refinanced with debt maturing in 2023 and 2025.
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
On April 2, 2020, S&P Global downgraded us from BBB- to BB and on May 13, 2020, Moody’s downgraded us from Baa3 to Ba2. Our access to, and cost of debt financing is negatively impacted by by the downgrades. Based on our current projected fair value of certain derivative instruments in net liability positions, on or prior to September 23, 2020, we will be required to post collateral of approximately $80.4 million as a result of the downgrades.
As of March 31, 2020, other than the items described above, we are not party to any other off-balance sheet arrangements, including guarantee contracts, retained or contingent interest, certain derivative instruments and variable interest entities, that either have, or are reasonably likely to have, a current or future material effect on our financial position.
Funding Needs and Sources
Historically, we relied on a combination of cash flows provided by operations, draw downs under our available credit facilities, the incurrence of additional debt and/or the refinancing of our existing debt and the issuance of additional shares of equity securities to fund our obligations. The impact of COVID-19 resulted in our previously announced voluntary suspension of global cruise operations from March 13 through at least July 31, 2020 and China sailings until at least June 30, 2020. This suspension of operations has strained our sources of cash flow and liquidity, causing us to take actions resulting in reductions in our operating expenses, reductions in our capital expenses and new financings and other liquidity actions.
The Company continues to identify and evaluate further actions to improve its liquidity. These include and are not limited to: further reductions in capital expenditures, operating expenses and administrative costs and additional financings. See further discussion on these liquidity actions at Recent Developments - COVID-19.
We have significant contractual obligations of which our debt service obligations and the capital expenditures associated with our ship purchases represent our largest funding needs. As of March 31, 2020, we had $8.8 billion of committed financing for final delivery installments on our ships on order.
As of March 31, 2020, we had $6.2 billion in contractual obligations due through March 31, 2021, of which approximately $3.4 billion relates to debt maturities, $516.6 million relates to interest on debt and $1.6 billion relates to progress payments on our ship orders and the final installments payable due upon the delivery of Odyssey of the Seas, Silver Origin and Silver Moon, based on their contractual delivery dates. The $2.2 billion 364-day secured term loan is reported as maturing prior to March 31, 2021; however, subsequent to March 31, 2020, the term loan was refinanced with debt maturing in 2023 and 2025.
As of March 31, 2020, we had liquidity of $3.6 billion, consisting of cash and cash equivalents, net of commercial paper issuances. As of March 31, 2020, our revolving credit facilities were fully drawn. Subsequent to March 31, 2020, we agreed with certain of our lenders not to pay dividends or engage in stock repurchases. Refer to Note 11. Shareholders' Equity to our consolidated financial statements for further information.
Based on our assumptions and estimates and our financial condition, we believe that the liquidity resulting from the actions mentioned above will be sufficient to fund our liquidity requirements over at least the next twelve months. However, there is no assurance that our assumptions and estimates are accurate due to possible unknown variables related this unprecedented suspension of our operations and, as such, there is inherent uncertainty in our ability to predict future liquidity requirements.
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
We were in compliance with our financial covenants as of March 31, 2020. However, we amended these debt agreements to waive the quarterly testing of our financing covenants through and including the first quarter of 2021. In addition to the above, as of March 31, 2020, we were not in compliance with one covenant in our Port of Miami Terminal "A" operating lease agreement which we subsequently obtained a waiver for and amended our agreement with the lessor to increase the lien basket in line with our debt facilities.
As part of obtaining these debt compliance waivers, we are now required to maintain a minimum of $300 million in cash and cash equivalents tested on a monthly basis through March 31, 2021, and we are not permitted during the covenant waiver period, subject to limited exceptions, to pay cash dividends or make share repurchases unless we would have been compliant with our fixed charge coverage ratio at such time. In addition, the lenders under such unsecured bank facilities required a number of structural enhancements to such facilities. Under certain of our agreements, the contractual interest rate, facility fee and/or export credit agency fee vary with our debt rating. On April 2, 2020, S&P Global downgraded us from BBB- to BB and on May 13, 2020, Moody’s downgraded us from Baa3 to Ba2.
Any covenant waiver may lead to increased costs, increased interest rates, additional restrictive covenants and other available lender protections that would be applicable. There can be no assurance that we would be able to obtain waivers in a timely manner, or on acceptable terms at all. If we were not able to obtain waivers or repay the debt facilities, this would lead to an event of default and potential acceleration of amounts due under all of our outstanding debt and derivative contract payables.
Dividends
During the first quarter of 2020, we declared a cash dividend on our common stock of $0.78 per share, which was paid in April 2020. During the first quarter of 2020, we also paid a cash dividend on our common stock of $0.78 per share, which was declared during the fourth quarter of 2019.
During the first quarter of 2019, we declared a cash dividend on our common stock of $0.70 per share, which was paid in April 2019. During the first quarter of 2019, we also paid a cash dividend on our common stock of $0.70 per share, which was declared during the fourth quarter of 2018. Subsequent to March 31, 2020, we agreed with certain of our lenders not to pay dividends for so long as our debt covenant waivers are in effect.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For a discussion of our market risks, refer to Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2019, as updated by our Current Report on Form 8-K dated May 13, 2020. There have been no significant developments or material changes since the date of our Annual Report.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2019, as updated by our Current Report on Form 8-K dated May 13, 2020, two lawsuits were filed against Royal Caribbean Cruises Ltd. in August 2019 in the U.S. District Court for the Southern District of Florida under Title III of the Cuban Liberty and Democratic Solidarity Act, also known as the Helms-Burton Act. The complaint filed by Havana Docks Corporation alleges it holds an interest in the Havana Cruise Port Terminal and the complaint filed by Javier Garcia-Bengochea alleges that he holds an interest in the Port of Santiago, Cuba, both of which were expropriated by the Cuban Government. The complaints further allege that Royal Caribbean Cruises Ltd. trafficked in those properties by embarking and disembarking passengers at these facilities. The plaintiffs seek all available statutory remedies, including the value of the expropriated property, plus interest, treble damages, attorneys’ fees and costs. Royal Caribbean Cruises Ltd. filed its answer to each complaint in October 2019. We believe we have meritorious defenses to the claims, and we intend to vigorously defend ourselves against them. We believe that it is unlikely that the outcome of these matters will have a material adverse impact to our financial condition, results of operations or cash flows. However, the outcome of litigation is inherently unpredictable and subject to significant uncertainties, and there can be no assurances that the final outcome of this case will not be material.

We are also routinely involved in claims typical within the cruise vacation industry. The majority of these claims are covered by insurance. We believe the outcome of such claims, net of expected insurance recoveries, will not have a material adverse impact on our financial condition or results of operations and cash flows.

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
The global COVID-19 pandemic has had, and will continue to have, a material adverse impact on our business and results of operations. The global spread of COVID-19 and the unprecedented responses by governments and other authorities to control and contain the spread has caused significant disruptions, created new risks, and exacerbated existing risks to our business.
We have been, and will continue to be, negatively impacted by the COVID-19 pandemic, including impacts that resulted from actions taken in response to the outbreak. Examples of these include, but are not limited to, travel bans and cruising advisories and the resulting temporary suspension of our operations, which is expected to continue until at least July 31, 2020 and China sailings until at least June 30, 2020, restrictions on the movement and gathering of people, social distancing measures, shelter-in-place/stay-at-home orders, and disruptions to businesses in our supply chain. In addition to the imposed restrictions affecting our business, the extent, duration, and magnitude of the COVID-19 pandemic’s effect on the economy and consumer demand for cruising and travel is still rapidly fluctuating and difficult to predict. As such, these impacts may persist for an extended period of time or even become more pronounced, even after we are permitted to and/or begin to resume operations.
The COVID-19 pandemic also has elevated risks affecting significant parts of our business:
•Operations: Due to the global public health circumstances, we have decided to extend the suspension of sailings of our global fleet through at least July 31, 2020 and China sailings until at least June 30, 2020. It is uncertain as to whether we will need to suspend additional sailings and to what extent. The suspension of sailings and the expected reduction in demand for future cruising once we resume sailing has led to a significant decline in our revenues and cash inflows, which has required us to take cost and capital expenditure containment actions. Consequently, we have reduced and furloughed our workforce, with approximately 23% of our U.S. shoreside employee base being impacted and, except for the minimum safe manning shipboard crew required to operate the ships during the suspension of operations, our shipboard crew were notified that their contracts would end early and they would be notified about new assignments when operations resume in the future, which may delay our ability to rebuild our workforce in the case of improved conditions. In addition, we have reduced our planned capital spending through 2021, which may negatively impact our execution of planned growth strategies, particularly as it relates to investments in our ships, technology, and our expansion of land-based developments. Furthermore, we have taken actions to monitor and mitigate changes in our supply chain, and port destination availability, which may strain relationships with our vendors and port partners. Due to the unprecedented and uncertain nature of the COVID-19 pandemic, it is difficult to predict the impact of further disruptions and their magnitude. The impact of further disruptions may depend on how they coincide with the timing of when we seek to resume sailing. In addition, we have never previously experienced a complete cessation of our cruising operations, and as a consequence, our ability to predict the impact of such a cessation on our brands and future prospects is limited and such impact is uncertain.
•Results of Operations: Our decision to suspend sailings of our global fleet through at least July 31, 2020 and China sailings until at least June 30, 2020 and the resulting trip cancellations have materially impacted the results of our operations. We have incurred and will continue to incur significant costs associated with cancellations as we accommodate passengers with refunds and future cruise credits; as well as assisting our crew with their return home, food, housing, and medical needs. In addition, although cruise operations are currently suspended, we have incurred and will likely continue to incur significant overhead costs associated with layup of our fleet and enhanced COVID-19 related sanitation procedures. As we cannot control adverse media coverage and we cannot predict exactly when we will resume sailing operations, we are experiencing and may continue to experience weak demand for cruising for an undeterminable length of time and we cannot predict when we will return to pre-outbreak demand or fare pricing or if we will return to such levels in the foreseeable future. In turn, these negative impacts to our financial performance have resulted and may continue to result in impairments of our long-lived and intangible assets. For the three months ended March 31, 2020, we incurred impairment charges of $1.1 billion primarily related to the impairment of goodwill attributable to our Silversea Cruises reporting unit and several of our vessels. Additionally, future profitability will be impacted by increased debt service costs as a result of our liquidity actions.
•Liquidity: The suspension of our sailings and the reduction in demand for future cruising has adversely impacted our liquidity as we have experienced a significant increase in refunds of customer deposits while cash inflows from new or existing bookings on future sailings has reduced sharply. As a result, we have taken actions to increase our liquidity through a combination of capital and operating expense reductions and financing activities. For instance, we borrowed an aggregate principal amount of $2.2 billion on March 23, 2020 and an additional $150 million on May 4, 2020 pursuant to a 364-day senior secured term loan. On March 27, 2020, we drew down all the remaining capacity of our revolving credit facilities for a total of $3.475 billion outstanding. On May 19, 2020, we issued $3.32 billion in senior secured notes of which $1.0 billion is due in 2023 and $2.32 billion is due in 2025. The previously mentioned $2.35 billion, 364-day senior secured loan was repaid in its entirety with a portion the proceeds of these notes. On April 2, 2020, S&P Global downgraded us from BBB- to BB and on May 13, 2020, Moody’s downgraded us from Baa3 to Ba2. These downgrades reduce our ability to incur secured indebtedness by reducing the amount of indebtedness that we are permitted to secure. In April and May 2020, we obtained interim debt service and financial covenant holidays under certain of our export-credit backed loan facilities to generate a cumulative $0.8 billion of incremental liquidity through April 2021. Our ability to raise additional financing, whether or not secured, could be limited if our credit rating is further downgraded, and/or if we fail to comply with applicable covenants governing our outstanding indebtedness, and/or if overall financial market conditions worsen. Additionally, due to the complexity of the pandemic’s impact to the economy and uncertainty of its duration, we cannot guarantee that assumptions used to project our liquidity needs will be correct, which may result in the need for additional financing and/or may result in the inability to satisfy covenants required by our current credit facilities. If we raise additional funds through equity or debt issuances, our shareholders could experience dilution of their ownership interest, and these securities could have rights, preferences, and privileges that are superior to that of holders of our ordinary shares. If we raise additional funds by issuing debt, we may be subject to limitations on our operations due to restrictive covenants, which may be more restrictive than the covenants in our existing debt agreements, and we may be required to further encumber our assets. If adequate funds are not available on acceptable terms, or at all, we may be unable to fund our operations, or respond to competitive pressures, any of which could negatively affect our business. There is no guarantee that financing will be available in the future or that such financing will be available with similar terms or terms that are commercially acceptable to us. Further, if any government agrees to provide us with disaster relief assistance, or other assistance due to the impacts of the COVID-19 pandemic, and we determine it is beneficial to seek such government assistance, it may impose restrictions on executive compensation, share buybacks, dividends, prepayment of debt and other similar restrictions until the aid is repaid or redeemed in full, which could significantly limit our corporate activities and adversely impact our business and operations. We cannot assure you that any such disaster relief would be available to us.

Adverse worldwide economic or other conditions could result in prolonged reduction in the demand for cruises and passenger spending, adversely impacting our operating results, cash flows and financial condition including impairing the value of our goodwill, ships, trademarks and other assets and potentially affecting other critical accounting estimates where the change may be material to our operating results.
In addition to health and safety concerns, demand for cruises is affected by international, national, and local economic conditions. Weak or uncertain economic conditions may impact consumer confidence and pose a risk as vacationers postpone or reduce discretionary spending. This, in turn, may result in cruise booking slowdowns, decreased cruise prices and lower onboard revenues, even after the COVID-19 pandemic has ended and/or related health and safety concerns are reduced. Given the global nature of our business, we are exposed to many different economies and our business could be hurt by challenging conditions in any of our markets. Any significant deterioration of international, national, or local economic conditions, including those resulting from geopolitical events and/or international disputes and the current economic and employment impact of the COVID-19 pandemic in countries where many of our customers reside could result in a prolonged period of booking slowdowns, depressed cruise prices and/or reduced onboard revenues, even after the COVID-19 pandemic has ended and/or related health and safety concerns are reduced. The COVID-19 pandemic could cause a global recession, which would have a further adverse impact on our financial condition and results of operations. In past recessions, demand in the cruise industry was significantly negatively impacted resulting in lower occupancy rates and adverse pricing, with a corresponding increase in the use of credits and other means to attract travelers. Additionally, the impact of COVID-19 on the financial markets is complicated and we cannot predict its effect on geopolitical events and/or international trade policies as countries attempt to mitigate the impact as economies re-open.
Our operating costs could increase due to market forces and economic or geopolitical factors beyond our control.
Our operating costs, including fuel, food, payroll and benefits, airfare, taxes, insurance, and security costs, are all subject to increases due to market forces and economic or geopolitical conditions or other factors beyond our control, including as a result of rerouting itineraries due to ports closing or not accepting passengers in connection with the COVID-19 pandemic. Increases in these operating costs could adversely affect our future profitability when an economic recovery begins.
Conducting business globally may result in increased costs and other risks.
We operate our business globally, which exposes us to a number of risks, including increased exposure to a wider range of regional and local economic conditions, volatile local political conditions, potential changes in duties and taxes, including changing and/or uncertain interpretations of existing tax laws and regulations, required compliance with additional laws and policies affecting cruising, vacation or maritime businesses or governing the operations of foreign-based companies, currency fluctuations, interest rate movements, difficulties in operating under local business environments, port quality and availability in certain regions, U.S. and global anti-bribery laws or regulations, imposition of trade barriers and restrictions on repatriation of earnings.
Our future growth strategies increasingly depend on the growth and sustained profitability of international markets. Factors that will be critical to our success in these markets include our ability to continue to raise awareness of our products and our ability to adapt our offerings to best suit rapidly evolving consumer demands. This risk is further heightened by the COVID-19 pandemic, as authorities in many of these markets have implemented numerous measures to contain the spread and impact of COVID-19, such as travel bans and restrictions, shelter-in-place/stay-at-home orders, and other limitations on business activity, including business closures. The execution of our planned growth strategies is dependent on meeting the governmental and regulatory measures and policies in each of these markets as they begin to re-open. Our ability to realize our future growth strategy is highly dependent on our ability to satisfy country-specific policies and requirements in order to return to service, as well as meeting the needs of region specific consumer preferences as services come back online. These factors may cause us to reevaluate some of our international business strategies.
Operating globally also exposes us to numerous and sometimes conflicting legal, regulatory and tax requirements. In many parts of the world, including countries in which we operate, practices in the local business communities might not conform to international business standards. These legal and regulatory requirements and standards may change in response to the COVID-19 pandemic, and there may be greater uncertainty as to the interpretation and enforcement of applicable laws and regulations, including those introduced in response to the COVID-19 pandemic. We cannot guarantee consistent interpretation, application, and enforcement of rules and regulations put in place in response to the COVID-19 pandemic, which could place limits on our operations or increase our costs, as well as negatively impact our future growth strategies in our key growth markets. We must adhere to policies designed to promote legal and regulatory compliance as well as applicable laws and regulations. However, we might not be successful in ensuring that our employees, agents, representatives and other third parties with whom we associate throughout the world properly adhere to them. In addition, we may be exposed to the risk of penalties and other liabilities if we fail to comply with all applicable legal and regulatory requirements introduced in response to the COVID-19 pandemic, which may be subject to frequent and rapid change. Failure by us, our employees or any of these third parties to adhere to our policies or applicable laws or regulations could result in penalties, sanctions, damage to our reputation and related costs, which in turn could negatively affect our results of operations and cash flows.
We have operations in, and source passengers from, the United Kingdom and the European Union. On January 31, 2020, the United Kingdom withdrew from the European Union and immediately entered an 11-month transition period. Uncertainty during the transition period (including any impact that COVID-19 may have on the negotiations during this transition period) could lead to adverse effects on the economy of the United Kingdom, including the value of the British Pound, and the other economies in which we operate, making it more difficult to source passengers from these regions. Additionally, if the withdrawal is not executed effectively, it could adversely affect tax, legal and regulatory regimes to which our business in the region is subject. The withdrawal could also, among other potential outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the European Union, if not executed effectively.
As a global operator, our business also may be impacted by changes in U.S. policy or priorities in areas such as trade, immigration (including any continuation of any of the immigration policies put in place by the U.S. government in response to the COVID-19 pandemic) and/or environmental or labor regulations, among others. Depending on the nature and scope of any such changes, they could impact our domestic and international business operations. Any such changes, and any international response to them, could potentially introduce new barriers to passenger or crew travel and/or cross border transactions, impact our guest experience and/or increase our operating costs.
If we are unable to address these risks adequately, our financial position and results of operations could be adversely affected, including impairing the value of our ships and other assets.
Price increases for commercial airline service for our guests or major changes or reduction in commercial airline service and/or availability could adversely impact the demand for cruises and undermine our ability to provide reasonably priced vacation packages to our guests.
Many of our guests depend on scheduled commercial airline services to transport them to or from the ports where our cruises embark or disembark. Increases in the price of airfare would increase the overall price of the cruise vacation to our guests, which may adversely impact demand for our cruises. In addition, changes in the availability and/or regulations governing commercial airline services, including those resulting from the COVID-19 pandemic, have adversely affected and could continue to adversely affect our guests’ ability to obtain air travel, as well as our ability to transfer our guests to or from our cruise ships, which could adversely affect our results of operations.
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
We are exposed to market risk attributable to changes in foreign currency exchange rates, fuel prices and interest rates. Significant changes in any of the foregoing could have a material impact on our financial results, net of the impact of our hedging activities and natural offsets. Our operating results have been and will continue to be impacted, often significantly, by changes in each of these factors. The value of our earnings in foreign currencies is adversely impacted by a strong U.S. dollar. In addition, any significant increase in fuel prices could materially and adversely affect our business as fuel prices not only impact our fuel costs, but also some of our other expenses, such as crew travel, freight, and commodity prices. Mandatory fuel restrictions, such as the International Maritime Organization’s 2020 Low Sulphur Regulation (“IMO 2020”), may also create uncertainty related to the price and availability of certain fuel types potentially impacting operating costs and the value of our related hedging instruments. Also, a significant increase in interest rates could materially impact the cost of our floating rate debt. Furthermore, regulatory changes, such as the announcement of the United Kingdom’s Financial Conduct Authority to

phase out LIBOR by the end of 2021, may adversely affect our portfolio of floating-rate debt and interest rate derivatives. If LIBOR ceases to exist, we may need to renegotiate any credit agreements or interest rate derivatives agreements extending beyond 2021 that utilize LIBOR as a factor in determining the interest rate or hedge rate, which could adversely impact our cost of debt.

Changes in U.S. or other countries’ foreign travel policy may affect our results of operations.
Changes in U.S. foreign policy could result in the imposition of travel restrictions or travel bans on U.S. persons to certain countries or result in the imposition of U.S. travel advisories, warnings, rules, regulations or legislation that could expose us to penalties or claims of monetary damages. The timing and scope of these changes are unpredictable, and they could cause us to cancel scheduled sailings, possibly on short notice, or could result in possible litigation against us. This, in turn, could decrease our revenue, increase our operating costs and otherwise impair our profitability. For instance, in June 2019, the U.S. government announced that cruise ships would no longer be allowed to travel between the U.S. and Cuba. This required us to change our high yielding Cuba sailings on short notice, which impacted our earnings. Moreover, in May 2019, the U.S. government activated Title III of the Cuban Liberty and Solidarity (Libertad) Act of 1996, popularly known as the Helms-Burton Act. This allowed certain individuals whose property was confiscated by the Cuban government to sue in U.S. courts anyone who “traffics” in the property in question. The activation of Title III has resulted in litigation against us and others in the tourism industry.
Additionally, in the first quarter of 2020, the U.S. Department of State, along with other governments, including Canada, issued travel advisories warning against cruise travel as a result of the COVID-19 pandemic and subsequently imposed restrictions on those entering the U.S. and many nations imposed strict temporary restrictions on international travel. This, combined with other factors, ultimately lead to the company voluntarily suspending the sailings of our fleet globally through at least July 31, 2020 and China sailings until at least June 30, 2020 and may limit or slow our ability to resume operations in the near term. In addition to the loss of revenues, our financial condition is affected by refund requests, future cruise credit issuances, and other costs associated with returning passengers and crew home safely.
Disease outbreaks and an increase in concern about the risk of illness could adversely impact our business and results from operations.
Disease outbreaks and increased concern related to illness when travelling to, from, and on our ships could cause a drop in demand for cruises, guest cancellations, travel restrictions, an unavailability of ports and/or destinations, cruise cancellations, ship redeployments and an inability to source our crew, provisions or supplies from certain places. Due to the complex and evolving nature of the COVID-19 pandemic we cannot predict the duration of the effect of the current pandemic, and the magnitude is dependent on the development of future events and responses from governments, other authorities, and individual consumers. Our industry may be subject to enhanced health and safety requirements in the future which may be costly and take a significant amount of time to implement across our fleet and we may be subject to concerns that cruises are susceptible to the spread of infectious diseases such as COVID-19. These effects may extend beyond any resolution of the current COVID-19 pandemic through the development of a vaccine or effective therapeutic treatment, and the impact of any of these factors could have a material adverse effect on our business and results of operations.
Incidents on ships, at port facilities, land destinations and/or affecting the cruise vacation industry in general, and the associated negative media coverage and publicity, could affect our reputation and impact our sales and results of operations.
The ownership and/or operation of cruise ships, private destinations, port facilities and shore excursions involves the risk of accidents, illnesses, mechanical failures, environmental incidents and other incidents which may bring into question safety, health, security and vacation satisfaction and can negatively impact our sales, operations and reputation. Incidents involving cruise ships, and, in particular the safety, health and security of guests and crew and the media coverage thereof, including those related to the COVID-19 pandemic, have impacted and could continue to impact demand for our cruises and pricing in the industry. In particular, we cannot predict the impact on our financial performance and our cash flows required for cash refunds of deposits as a result of the pause in our global fleet cruise operations, which may be prolonged, and the public’s concern regarding the health and safety of travel, especially by cruise ship, and related decreases in demand for travel and cruising. Moreover, our ability to attract and retain guests and crew depends, in part, upon the perception and reputation of our company and our brands and the public’s concerns regarding the health and safety of travel generally, as well as regarding the cruising industry and our ships specifically. Our reputation and our business could also be damaged by continued or additional negative publicity regarding the cruise industry in general, including publicity regarding the spread of contagious disease such as COVID-19, over-tourism in key ports and destinations and the potentially adverse environmental impacts of cruising. The considerable expansion in the use of social and digital media over recent years has compounded the potential scope and reach of any negative publicity. In addition, incidents involving cruise ships may result in additional costs to our business, increasing government or other regulatory oversight and, in certain cases, potential litigation.
Significant weather, climate events and/or natural disasters could adversely impact our business and results from operations.
Natural disasters (e.g. earthquakes, volcanos), weather and/or climate events (including hurricanes and typhoons) could impact our source markets and operations resulting in travel restrictions, guest cancellations, an inability to source our crew or our provisions and supplies from certain places. We are often forced to alter itineraries and occasionally cancel a cruise or a series of cruises or to redeploy our ships due to these types of events, which could have an adverse effect on our sales, operating costs and profitability in the current and future periods. Increases in the frequency, severity or duration of these types of events could exacerbate their impact and cause further disruption to our operations or make certain destinations less desirable or unavailable impacting our revenues and profitability further. Any of the foregoing could have an adverse impact on our results of operations and on industry performance.
Our reliance on shipyards, their subcontractors and our suppliers to implement our newbuild and ship upgrade programs and to repair and maintain our ships exposes us to risks which, if realized, could adversely impact our business.
We rely on shipyards, their subcontractors and our suppliers to effectively construct our new ships and to repair, maintain, and upgrade our existing ships on a timely basis and in a cost effective manner; and there are a limited number of shipyards with the capability and capacity to build, repair, maintain and/or upgrade our ships. As such, any disruptions effecting the newbuild or fleet modernization supply chain will adversely impact our business as there are limited substitutes.
The COVID-19 pandemic has led to suspensions and/or a slowdowns of work at certain shipyards, which impacts our ability to construct new ships when and as planned, our ability to timely and cost-effectively procure new capacity, and our ability to execute scheduled drydocks and/or fleet modernizations. We believe the effects of the COVID-19 pandemic on the shipyards, their subcontractors, and our suppliers will result in a delay in ship deliveries and we cannot yet reasonably predict the extent and duration of such delays. Variations from our plan could have a significant negative impact on our business operations and financial condition.
Building, repairing, maintaining and/or upgrading a ship is sophisticated work that involves significant risks. In addition, the prices of labor and/or various commodities that are used in the construction of ships can be subject to volatile price changes, including the impact of fluctuations in foreign exchange rates. Shipyards, their subcontractors, and/or our suppliers may encounter financial, technical or design problems when doing these jobs. If materialized, these problems could impact the timely delivery or costs of new ships or the ability of shipyards to repair and upgrade our fleet in accordance with our needs or expectations. In addition, delays, mechanical faults and/or unforeseen incidents may result in cancellation of cruises, or, in more severe situations, delays of new ship orders, or necessitate unscheduled drydocks. Such events could result in lost revenue, increased operating expenses, or both, and thus adversely affect our results of operations.
An increase in capacity worldwide or excess capacity in a particular market could adversely impact our cruise sales and/or pricing.
Although our ships can be redeployed, cruise sales and/or pricing may be impacted by the introduction of new ships into the marketplace, reductions in cruise capacity, overall market growth and deployment decisions of ourselves and our competitors. As of December 31, 2019, a total of 67 new ships with approximately 159,000 berths are on order for delivery through 2024 in the cruise industry, including 15 ships currently scheduled to be delivered to us through 2024. The further net growth in capacity from these new ships and future orders, without an increase in the cruise industry’s demand and/or share of the vacation market, could depress cruise prices and impede our ability to achieve yield improvement. Additionally, due to our global suspension of operations and the suspension of operations by other cruise operators, cruise prices and yield improvement are further at risk depending on how, when, and where global operations resume.
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
We believe that port destinations are a major reason why guests choose to go on a particular cruise or on a cruise vacation. The availability of ports and destinations is affected by a number of factors, including industry demand and competition for key ports and destinations, existing capacity constraints, constraints related to the size of certain ships, security, financial limitations on port development, exclusivity arrangements that ports may have with our competitors, geopolitical developments and local governmental regulations; and in light of the COVID-19 pandemic, port availability could also be subject to immediate change depending on local and/or onboard disease outbreaks or other government restrictions as well as limited availability when sailing resumes. In addition, higher fuel costs may adversely impact the destinations we choose to call upon on certain of our itineraries as they become too costly to include.
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
To fund our capital expenditures (including new ship orders), operations and scheduled debt payments, we have historically relied on a combination of cash flows provided by operations, drawdowns under available credit facilities, the incurrence of additional indebtedness and the sale of equity or debt securities in private or public securities markets. Any circumstance or event which leads to a decrease in consumer cruise spending, such as worsening global economic conditions or significant incidents impacting the cruise industry, including the COVID-19 pandemic, negatively affects our operating cash flows. In the case of the COVID-19 pandemic and the resulting suspension of our operations, these circumstances have also resulted in credit rating downgrades. See “—Adverse worldwide economic or other conditions could result in prolonged reduction in the demand for cruises and passenger spending, adversely impacting our operating results, cash flows and financial condition including potentially impairing the value of our goodwill, ships, trademarks and other assets and potentially affecting other critical accounting estimates where the change may be material to our operating results” and “—Incidents on ships, at port facilities, land destinations and/or affecting the cruise vacation industry in general, and the associated negative media coverage and publicity, could affect our reputation and impact our sales and results of operations” for more information.
Our ability to access additional funding as and when needed, our ability to timely refinance and/or replace our outstanding debt securities and credit facilities on acceptable terms and our cost of funding will depend upon numerous factors including, but not limited to, the recovery and strength of the financial markets, our financial performance, the performance of our industry in general and the size, scope and timing of our financial needs. In addition, even where financing commitments have been secured, significant disruptions in the capital and credit markets could cause our banking and other counterparties to breach their contractual obligations to us or could cause the conditions to the availability of such funding not to be satisfied.

This could include failures of banks or other financial service companies to fund required borrowings under our loan agreements or to pay us amounts that may become due or return collateral that is refundable under our derivative contracts for hedging of fuel prices, interest rates and foreign currencies or other agreements. If any of the foregoing occurs for a prolonged period of time it will have a long-term negative impact on our cash flows and our ability to meet our obligations cannot be guaranteed.
Our liquidity could be adversely impacted if we are unable to satisfy the covenants required by our credit facilities.
Our debt agreements contain covenants, including financial and other covenants restricting our ability, or requiring us, to take certain actions. Certain of our separate unsecured bank facilities totaling an outstanding principal amount of approximately $4.7 billion as of March 31, 2020 contain covenants that require us, among other things, to maintain a fixed charge coverage ratio of at least 1.25x and limit our net debt-to-capital ratio to no more than 62.5%. In May 2020, the requisite lenders under such unsecured bank facilities agreed to waive the requirement to comply with such financial covenants, so that the next time we will be required to comply with such covenants will be for the three months ended June 30, 2021. As a condition to obtaining such waivers, we agreed to certain additional covenants during the covenant waiver period, including that we maintain at least $300 million in unrestricted cash and cash equivalents (tested monthly) and that we are not permitted during the covenant waiver period, subject to limited exceptions, to pay cash dividends or make share repurchases unless we would have been compliant with our fixed charge coverage ratio at such time. In addition, the lenders under such unsecured bank facilities required a number of structural enhancements to such facilities. Among other things, certain of our subsidiaries that directly own other of our subsidiaries that own certain of our cruise ships are not permitted to incur or guarantee debt in excess of $1.7 billion in the aggregate prior to April 5, 2022 and, in certain circumstances, are required to provide additional guarantees for the benefit of the lenders under such facilities. Until such additional guarantees are released, which will occur automatically in certain circumstances where we eliminate secured and guaranteed debt, certain of our subsidiaries will be subject to limitations on incurring debt and creating liens on their assets and we and our subsidiaries will be subject to limitations on selling assets that are subject to such guarantees.
In addition, our ability to maintain our credit facilities may also be impacted by changes in our ownership base. More specifically, we may be required to prepay our bank financing facilities if any person acquires ownership of more than 50% of our common stock or, subject to certain exceptions, during any 24-month period, a majority of our board of directors is no longer comprised of individuals who were members of our board of directors on the first day of such period. Our public debt securities also contain change of control provisions that would be triggered by a third-party acquisition of greater than 50% of our common stock coupled with a ratings downgrade, which would require us to offer to repurchase our public debt securities in the event of such change of control.
Failure to comply with the terms of these debt facilities, or any prepayment or repurchase obligations, could result in an event of default. Generally, if an event of default under any debt agreement or debt security occurs, then pursuant to cross default acceleration clauses, our outstanding debt and derivative contract payables could become due and/or terminated. In addition, in such events, our credit card processors could hold back payments to create a reserve. We cannot provide assurances that we would have sufficient liquidity to repay, or the ability to refinance the debt if such amounts were accelerated upon an event of default.
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
We opportunistically seek to grow our business through, among other things, expansion into new destinations or source markets and establishment of new ventures complementary to our current offerings. These attempts to expand our business increase the complexity of our business, require significant levels of investment and can strain our management, personnel, operations and systems. In addition, we may be unable to execute our attempts to expand our business as a result of the impacts of the COVID-19 pandemic, as described elsewhere herein. There can be no assurance that these business expansion efforts will develop as anticipated or that we will succeed, and if we do not, we may be unable to recover our investment, which could adversely impact our business, financial condition and results of operations.
Risks associated with our development and operation of key land-based destination projects may adversely impact our business or results of operations.
We have invested, either directly or indirectly through joint ventures and partnerships, in a growing portfolio of key land-based projects including port and terminal facilities, private destinations and multi-brand destination projects. These investments can increase our exposure to certain key risks depending on the scope, location, and the ownership and management structure of these projects. These risks include susceptibility to weather events, exposure to local political/regulatory developments and policies, logistical challenges and human resource and labor risks; in addition to location-specific safety, environmental, and health risks, including challenges posed by the COVID-19 pandemic and its effects locally where we have these projects and relationships.
Our reliance on travel agencies to sell and market our cruises exposes us to certain risks which, if realized, could adversely impact our business.
We rely on travel agencies to generate the majority of bookings for our ships. Accordingly, we must ensure that our commission rates and incentive structures remain competitive. If we fail to offer competitive compensation packages or fail to maintain our relationships, these agencies may be incentivized to sell cruises offered by our competitors to our detriment, which could adversely impact our operating results. Our reliance on third-party sellers is particularly pronounced in certain markets. In addition, the travel agent industry is sensitive to economic conditions that impact discretionary income of consumers. Significant disruptions, such as those caused by the COVID-19 pandemic, or contractions in the industry could reduce the number of travel agencies available for us to market and sell our cruises, which could have an adverse impact on our financial condition and results of operations. Additionally, the strength of our recovery from suspended operations could be delayed if we are not aligned and partnered with key travel agencies.
Disruptions in our shoreside or shipboard operations or our information systems may adversely affect our results of operations.
Our principal executive office and principal shoreside operations are located in Florida, and we have shoreside offices throughout the world. Actual or threatened natural disasters (e.g., hurricanes/typhoons, earthquakes, tornadoes, fires or floods), municipal lockdowns, curfews, quarantines, or similar events in these locations may have a material impact on our business continuity, reputation and results of operations. For instance, virtually all Company shoreside operations are working remotely due to the COVID-19 pandemic, which may pose increased technological risks. In addition, substantial or repeated information system failures, computer viruses or cyber attacks impacting our shoreside or shipboard operations could adversely impact our business. We do not generally carry business interruption insurance for our shoreside or shipboard operations or our information systems. As such, any losses or damages incurred by us could have an adverse impact on our results of operations.
The loss of key personnel, our inability to recruit or retain qualified personnel, or disruptions among our shipboard personnel due to strained employee relations could adversely affect our results of operations.
Our success depends, in large part, on the skills and contributions of key executives and other employees, and on our ability to recruit, develop and retain high quality personnel as well as having adequate succession plans and back-up operating plans for when critical executives are unable to serve. As demand for qualified personnel in the industry grows, we must continue to effectively recruit, train, motivate and retain our employees, both shoreside and on our ships, in order to effectively compete in our industry, maintain our current business and support our projected global growth. In addition, we may experience difficulties in recruiting and retaining qualified personnel if we reduce the levels of fixed or variable compensation that we offer (including equity compensation impacted by the trading price of our equity), whether in response to the impacts of the COVID-19 pandemic or otherwise.
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

Partnerships, joint ventures and other business structures involving our co-investments with third parties generally include some form of shared control over the operations of the business and create additional risks, including the possibility that other investors in such ventures could become bankrupt or otherwise lack the financial resources to meet their obligations, or could have or develop business interests, policies or objectives that are inconsistent with ours. In addition to financial risks, our co-investment activities may also present managerial and operational risks and expose us to reputational or legal concerns. These or other issues related to our co-investments with third parties could adversely impact our operations or liquidity. Due to the COVID-19 pandemic, our Pullmantur, TUI Cruises and Silversea affiliate cruise lines have suspended sailings and their operations, results of operations and liquidity have been and will continue to be adversely materially impacted. The Company may be required to provide funding for these affiliated operations and it is unclear when and to what extent these brands will resume operations and our ability to provide such funding will be limited by the level and terms of our outstanding indebtedness. Further, due to the arrangements we have in place with our partners in these ventures, we are limited in our ability to control the strategy of these ventures if and when they resume operations, or their use of capital and other key factors to their results of operation which could adversely affect our investments and impact our results of operations.
We have a partial ownership interest in Silversea Cruises and as a result may be unable to control the amount of cash we receive or retain from the operation of Silversea Cruises and are limited in the flexibility we have to support Silversea Cruises’ operations.
On July 31, 2018, we acquired a 66.7% equity stake in Silversea Cruises. In connection with the acquisition of our equity stake in Silversea Cruises, we with the other shareholder of Silversea Cruises became party to a Shareholders’ Agreement with Silversea Cruises and Silversea Cruises Group Ltd. (the “Shareholders’ Agreement”). Among other things, the Shareholders’ Agreement contains certain provisions concerning our funding and support of Silversea Cruises. We have provided and expect to continue to provide significant operational support and funding to Silversea Cruises. However our ability to control the operational support and funding that we believe is advisable to provide to Silversea Cruises is limited by provisions of the Shareholders’ Agreement. To the extent we continue to own less than 100% of Silversea Cruises and Silversea Cruises requires additional operational support and funding, our flexibility to contribute such support and funding is limited by the rights of the other shareholder of Silversea Cruises. Our inability, or limited ability, to control the operations and/or management of Silversea Cruises may limit the business strategies and operational results of Silversea Cruises and the value of our investment. Further, our continued significant operational support and funding of Silversea Cruises may have an adverse impact on our business and results of operation.
In addition, we and Silversea Cruise Holding Ltd. are guarantors of the 7.25% senior secured notes 2025 issued by Silversea Cruise Finance Ltd. (the “Silversea Notes”). The Silversea Notes are rated Baa3 by Moody’s and BBB- by S&P. If the credit rating of the Silversea Notes is downgraded to below investment grade by one rating agency, then Silversea Cruises and its restricted subsidiaries will become subject to certain restrictive and other covenants, the application of which is currently suspended unless and until any such downgrade occurs. For example, if the credit rating of the Silversea Notes is downgraded to below investment grade, among other things, Silversea Cruises and its restricted subsidiaries will be subject to limitations on the incurrence of indebtedness, limitations on entering into transactions with affiliates (including Royal Caribbean and its subsidiaries that are not restricted subsidiaries of Silversea Cruises) and limitations on the payment of dividends and other distributions from Silversea Cruises to Royal Caribbean, each of which may limit our ability to obtain funding and may decrease our operational and financial flexibility, including the ability to make upstream payments from Silversea Cruises. The Silversea Notes are guaranteed by the Company on a senior unsecured basis. Any event of default or acceleration of the indebtedness under the Silversea Notes could cause the borrowings under other of our debt instruments that contain cross-default provisions to be accelerated or become payable on demand.
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

We rely on supply chain vendors and third-party service providers who are integral to the operations of our businesses. These vendors and service providers are also affected by COVID-19 and may be unable or unwilling to deliver on their commitments or may act in ways that could harm our business.
We rely on supply chain vendors to deliver key products to the operations of our businesses around the world. Any event impacting a vendor’s ability to deliver goods of the expected quality at the location and time needed could negatively impact our ability to deliver our cruise experience. Events impacting our supply chain could be caused by factors beyond the control of our suppliers or us, including inclement weather, natural disasters, increased demand, problems in production or distribution and/or disruptions in third-party logistics or transportation systems, such as those caused by the COVID-19 pandemic. Any such interruptions to our supply chain could increase our costs and could limit the availability of products critical to our operations.
In order to achieve cost and operational efficiencies, we outsource to third-party vendors certain services that are integral to the operations of our global businesses, such as our onboard concessionaires, certain of our call center operations and operation of a large part of our information technology systems, which are also affected by the COVID-19 pandemic. We are subject to the risk that certain decisions are subject to the control of our third-party service providers and that these decisions may adversely affect our activities. A failure to adequately monitor a third-party service provider’s compliance with a service level agreement or regulatory or legal requirements could result in significant economic and reputational harm to us. There is also a risk the confidentiality, privacy and/or security of data held by third parties or communicated over third-party networks or platforms could become compromised.
If we are unable to keep pace with developments in technology or technological obsolescence, including technology in response to the COVID-19 pandemic, our operations or competitive position could become impaired.
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
In response to the COVID-19 pandemic, there has been a search for technology to accurately detect, either directly or indirectly, whether an individual is or has been infected with the virus or has been exposed to someone who is or might be infected. While this technology is in the early stages, as this technology continues to develop we may be faced with decisions regarding what technology to adopt for testing our passengers and employees, and what safety procedures to adopt for future sailings. We may be unable to obtain appropriate technology in a timely manner or at all or we may incur significant costs in doing so. A failure to adopt the appropriate technology, a failure or obsolescence in the technology that we do adopt, or a failure in our safety procedures could adversely affect our results of operations.
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
A successful cyber security attack may target us directly, or it may be the result of a third party’s inadequate care. In either scenario, the Company may suffer damage to its systems and data that could interrupt our operations, adversely impact our reputation and brand and expose us to increased risks of governmental investigation, litigation, fines and other liability, any of which could adversely affect our business. Furthermore, responding to such an attack and mitigating the risk of future attacks could result in additional operating and capital costs in systems technology, personnel, monitoring and other investments.
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
While we continue to evolve our cyber security practices in line with our business’ reliance on technology and the changing external threat landscape, and we invest time, effort and financial resources to secure our systems, networks and communications, our security measures cannot provide absolute assurance that we will be successful in preventing or responding to all cyber security attacks. There can be no assurance that any breach or incident will not have a material impact on our operations and financial results.
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
Our business is subject to various U.S. and international laws and regulations that could lead to enforcement actions, fines, civil or criminal penalties or the assertion of litigation claims and damages. In addition, improper conduct by our employees, agents or joint venture partners could damage our reputation and/or lead to litigation or legal proceedings that could result in civil or criminal penalties, including substantial monetary fines. In certain circumstances it may not be economical to defend against such matters and/or our legal strategy may not ultimately result in us prevailing in a matter. Such events could lead to an adverse impact on our financial condition or results of operations. In addition, we have experienced, and may continue to experience, increases in litigation pertaining to the COVID-19 crisis. We cannot predict the quantum or outcome of any such proceedings and the impact that they will have on our financial results, but any such impact may be material. While some of these claims are covered by insurance, we cannot be certain that all of them will be, which could have an adverse impact on our financial condition or results of operations.
The potential unavailability of insurance coverage, an inability to obtain insurance coverage at commercially reasonable rates or our failure to have coverage in sufficient amounts to cover our incurred losses may adversely affect our financial condition or results of operations.
We seek to maintain appropriate insurance coverage at commercially reasonable rates. We normally insure based on the cost of an asset rather than replacement value and we also elect to self-insure, co-insure, or use deductibles in certain circumstances for certain risks such as loss of use of a ship or a cyber security breach. The limits of insurance coverage we purchase are based on the availability of the coverage, evaluation of our risk profile and cost of coverage. We do not carry business interruption insurance and accordingly we have no insurance coverage for loss of revenues or earnings from our ships or other operations. Accordingly, we are not protected against all risks and we cannot be certain that our coverage will be adequate for liabilities actually incurred which could result in an unexpected decrease in our revenue and results of operations in the event of an incident.
We are members of four Protection and Indemnity (“P&I”) clubs, which are part of a worldwide group of 13 P&I clubs, known as the International Group of P&I Clubs (the “IG”). P&I coverage provided by the clubs is on a mutual basis and we are subject to additional premium calls in the event of a catastrophic loss incurred by any member of the 13 P&I clubs, whereby the reinsurance limits purchased by the IG are exhausted. We are also subject to additional premium calls based on investment and underwriting shortfalls experienced by our own individual insurers. Certain liabilities, costs, and expenses associated with the COVID-19 pandemic are insured by our participation in these P&I clubs.
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
The U.S. and various state and foreign government or regulatory agencies have enacted or may enact environmental regulations or policies, such as requiring the use of low sulfur fuels (e.g. IMO 2020), that could increase our direct cost to operate in certain markets, increase our cost for fuel, limit the supply of compliant fuel, cause us to incur significant expenses to purchase and/or develop new equipment and adversely impact the cruise vacation industry. While we have taken and expect to continue to take a number of actions to mitigate the potential impact of certain of these regulations, there can be no assurances that these efforts will be successful or completed on a timely basis.
There is increasing global regulatory focus on climate change, greenhouse gas and other emissions. These regulatory efforts, both internationally and in the U.S. are still developing, and we cannot yet determine what the final regulatory programs or their impact will be in any jurisdiction where we do business. However, such climate change-related regulatory activity in the future may adversely affect our business and financial results by requiring us to reduce our emissions, purchase allowances or otherwise pay for our emissions. Such activity may also impact us by increasing our operating costs, including fuel costs.
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
A change in our tax status under the U.S. Internal Revenue Code, or other jurisdictions, may have adverse effects on our income.
We and a number of our subsidiaries are foreign corporations that derive income from a U.S. trade or business and/or from sources within the U.S. In connection with the year end audit, each year, Faegre Drinker Biddle & Reath LLP, our U.S. tax counsel, delivers to us an opinion, based on certain representations and assumptions set forth in it, to the effect that this income, to the extent derived from or incidental to the international operation of a ship or ships, is excluded from gross income for U.S. federal income tax purposes pursuant to Section 883 of the Internal Revenue Code. We believe that most of our income (including that of our subsidiaries) is derived from or incidental to the international operation of ships.
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
We are not a U.S. corporation and our shareholders may be subject to the uncertainties of a foreign legal system in protecting their interests.
Our corporate affairs are governed by our Articles of Incorporation and By-Laws and by the Business Corporation Act of Liberia. The provisions of the Business Corporation Act of Liberia resemble provisions of the corporation laws of a number of states in the U.S. However, while most states have a fairly well developed body of case law interpreting their respective corporate statutes, there are very few judicial cases in Liberia interpreting the Business Corporation Act of Liberia. As such, the rights and fiduciary responsibilities of directors under Liberian law are not as clearly established as the rights and fiduciary responsibilities of directors under statutes or judicial precedent in certain U.S. States jurisdictions. For example, the right of shareholders to bring a derivative action in Liberian courts may be more limited than in U.S. jurisdictions. There may also be practical difficulties for shareholders attempting to bring suit in Liberia and Liberian courts may or may not recognize and enforce foreign judgments. Thus, our public shareholders may have more difficulty in protecting their interests with respect to actions by management, directors or controlling shareholders than would shareholders of a corporation incorporated in a U.S. jurisdiction.
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
The following table provides information about our repurchase of common stock during the quarter ended March 31, 2020,

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2020 - January 31,2020	—	—	—	$600,000,000
February 1, 2020 - February 29, 2020	—	—	—	$600,000,000
March 1, 2020 - March 31, 2020	52,927	$111.47	—	$600,000,000
Total	52,927	$111.47
(1) Includes shares related to employee stock plans, primarily withheld by us to cover withholding taxes due at the election of certain holders.
As of March 31, 2020, we have approximately $600.0 million that remains available for future stock repurchase transactions under a 24-month common stock repurchase program for up to $1.0 billion authorized by our board of directors on May 9, 2018. Subsequent to March 31, 2020, we agreed with our lenders not to engage in stock repurchases for so long as our debt covenant waivers are in effect.

Item 6. Exhibits

10.1	Form of Commitment Increase Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 11, 2020).

10.2	Form of Added Lender Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 11, 2020).

10.3
Term Loan Agreement, dated as of March 23, 2020, among Royal Caribbean Cruises Ltd., the various financial institutions as are or shall become parties thereto and Morgan Stanley Senior Funding, Inc., as administrative agent for the lender parties and as collateral agent for the secured parties (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 23, 2020).

10.4
First Supplemental Agreement relating to Hull No. L34 at Chantiers de l’Atlantique (previously known as STX France S.A.), dated as of March 12, 2020, by and among Houatorris Finance Limited, Chantiers de L’Atlantique, the Company, Citibank Europe PLC, UK Branch as facility agent, Citicorp Trustee Company Limited as security trustee, Citibank N.A., London branch, HSBC France, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch and the banks and financial institutions party thereto.*

10.5
First Supplemental Agreement relating to Hull No. M34 at Chantiers de l’Atlantique (previously known as STX France S.A.), dated as of March 12, 2020, by and among Hoediscus Finance Limited, Chantiers de L’Atlantique as seller, the Company as buyer, Citibank Europe PLC, UK Branch as facility agent, Citicorp Trustee Company Limited as security trustee, Citibank N.A., London branch as global coordinator, HSBC France as French coordinating bank, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch as ECA agent and the banks and financial institutions listed thereto.*

10.6
First Supplemental Agreement relating to Hull No. C34 at Chantiers de l’Atlantique (previously known as STX France S.A.), dated as of March 12, 2020, by and among Hibisyeu Finance Limited as borrower, Chantiers de L’Atlantique as seller, the Company as buyer, Citibank Europe PLC, UK Branch as facility agent, Citicorp Trustee Company Limited as security trustee, Citibank N.A., London branch as global coordinator, HSBC France as French coordinating bank, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch as ECA agent and the banks and financial institutions listed thereto.*

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
Interactive Data File
101                         The following financial statements of Royal Caribbean Cruises Ltd. for the period ended March 31, 2020, formatted in iXBRL (Inline extensible Reporting Language) are filed herewith:
(i)                     the Consolidated Statements of Comprehensive Income (Loss) for the quarter ended March 31, 2020 and 2019;
(ii) the Consolidated Balance Sheets at March 31, 2020 and December 31, 2019;
(iii)                the Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019; and
(iv)                   the Notes to the Consolidated Financial Statements, tagged in summary and detail.
104   Cover page interactive data file (the cover page XBRL tags are embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL CARIBBEAN CRUISES LTD.
(Registrant)

/s/ JASON T. LIBERTY
Jason T. Liberty
Executive Vice President, Chief Financial Officer
May 21, 2020	(Principal Financial Officer and duly authorized signatory)