Form 10-Q
period 2020-06-30
ROYAL CARIBBEAN CRUISES LTD
filed 2020-08-10
CIK 884887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
There were 214,667,937 shares of common stock outstanding as of July 31, 2020.

ROYAL CARIBBEAN CRUISES LTD.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited; in thousands, except per share data)

	Quarter Ended June 30,
	2020	2019
Passenger ticket revenues	$107,022	$2,017,836
Onboard and other revenues	68,583	788,795
Total revenues	175,605	2,806,631
Cruise operating expenses:
Commissions, transportation and other	28,824	426,934
Onboard and other	21,579	174,429
Payroll and related	243,877	265,569
Food	27,483	146,847
Fuel	79,192	181,924
Other operating	279,465	348,801
Total cruise operating expenses	680,420	1,544,504
Marketing, selling and administrative expenses	301,418	376,874
Depreciation and amortization expenses	319,757	311,600
Impairment and credit losses	156,497	—
Operating (Loss) Income	(1,282,487)	573,653
Other expense:
Interest income	5,206	6,342
Interest expense, net of interest capitalized	(218,889)	(111,304)
Equity investment (loss) income	(51,853)	33,045
Other expense	(83,825)	(21,781)
	(349,361)	(93,698)
Net (Loss) Income	(1,631,848)	479,955
Less: Net Income attributable to noncontrolling interest	7,444	7,125
Net (Loss) Income attributable to Royal Caribbean Cruises Ltd.	$(1,639,292)	$472,830
(Loss) Earnings per Share:
Basic	$(7.83)	$2.26
Diluted	$(7.83)	$2.25
Weighted-Average Shares Outstanding:
Basic	209,385	209,531
Diluted	209,385	210,052
Comprehensive (Loss) Income
Net (Loss) Income	$(1,631,848)	$479,955
Other comprehensive income (loss):
Foreign currency translation adjustments	26,337	7,263
Change in defined benefit plans	(6,278)	(9,722)
Gain (loss) on cash flow derivative hedges	124,331	(71,734)
Total other comprehensive income (loss)	144,390	(74,193)
Comprehensive (Loss) Income	(1,487,458)	405,762
Less: Comprehensive Income attributable to noncontrolling interest	7,444	7,125
Comprehensive (Loss) Income attributable to Royal Caribbean Cruises Ltd.	$(1,494,902)	$398,637

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited; in thousands, except per share data)

	Six Months Ended June 30,
	2020	2019
Passenger ticket revenues	$1,483,873	$3,727,820
Onboard and other revenues	724,482	1,518,578
Total revenues	2,208,355	5,246,398
Cruise operating expenses:
Commissions, transportation and other	345,953	790,089
Onboard and other	145,297	309,599
Payroll and related	574,267	535,101
Food	148,799	286,381
Fuel	273,460	342,095
Other operating	703,463	694,943
Total cruise operating expenses	2,191,239	2,958,208
Marketing, selling and administrative expenses	697,308	791,821
Depreciation and amortization expenses	644,087	603,885
Impairment and credit losses	1,264,615	—
Operating (Loss) Income	(2,588,894)	892,484
Other expense:
Interest income	10,740	16,126
Interest expense, net of interest capitalized	(311,800)	(211,719)
Equity investment (loss) income	(62,245)	66,739
Other expense	(116,684)	(26,869)
	(479,989)	(155,723)
Net (Loss) Income	(3,068,883)	736,761
Less: Net Income attributable to noncontrolling interest	14,888	14,250
Net (Loss) Income attributable to Royal Caribbean Cruises Ltd.	$(3,083,771)	$722,511
(Loss) Earnings per Share:
Basic	$(14.74)	$3.45
Diluted	$(14.74)	$3.44
Weighted-Average Shares Outstanding:
Basic	209,241	209,427
Diluted	209,241	209,962
Comprehensive (Loss) Income
Net (Loss) Income	$(3,068,883)	$736,761
Other comprehensive (loss) income:
Foreign currency translation adjustments	36,627	7,827
Change in defined benefit plans	(13,867)	(10,375)
Loss on cash flow derivative hedges	(176,274)	(22,891)
Total other comprehensive (loss)	(153,514)	(25,439)
Comprehensive (Loss) Income	(3,222,397)	711,322
Less: Comprehensive Income attributable to noncontrolling interest	14,888	14,250
Comprehensive (Loss) Income attributable to Royal Caribbean Cruises Ltd.	$(3,237,285)	$697,072

The accompanying notes are an integral part of these consolidated financial statements.

`ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of
	June 30,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$4,146,691	$243,738
Trade and other receivables, net of allowances of $21,362 and $5,635 at June 30, 2020 and December 31, 2019, respectively	205,921	305,821
Inventories	152,596	162,107
Prepaid expenses and other assets	178,364	429,211
Derivative financial instruments	868	21,751
Total current assets	4,684,440	1,162,628
Property and equipment, net	25,647,715	25,466,808
Operating lease right-of-use assets	609,422	687,555
Goodwill	809,384	1,385,644
Other assets, net of allowances of $61,990 and $0 at June 30, 2020 and December 31, 2019, respectively	1,555,582	1,617,649
Total assets	$33,306,543	$30,320,284
Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Current liabilities
Current portion of debt	$706,283	$1,186,586
Commercial paper	368,952	1,434,180
Current portion of operating lease liabilities	102,814	96,976
Accounts payable	661,427	563,706
Accrued interest	122,204	70,090
Accrued expenses and other liabilities	810,536	1,078,345
Derivative financial instruments	158,818	94,875
Customer deposits	1,805,874	3,428,138
Total current liabilities	4,736,908	7,952,896
Long-term debt	17,753,424	8,414,110
Long-term operating lease liabilities	569,392	601,641
Other long-term liabilities	698,045	617,810
Total liabilities	23,757,769	17,586,457
Commitments and contingencies (Note 10)
Redeemable noncontrolling interest	584,869	569,981
Shareholders’ equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 237,187,862 and 236,547,842 shares issued, June 30, 2020 and December 31, 2019, respectively)	2,372	2,365
Paid-in capital	3,700,288	3,493,959
Retained earnings	8,276,463	11,523,326
Accumulated other comprehensive loss	(951,227)	(797,713)
Treasury stock (27,799,775 and 27,746,848 common shares at cost, June 30, 2020 and December 31, 2019, respectively)	(2,063,991)	(2,058,091)
Total shareholders’ equity	8,963,905	12,163,846
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$33,306,543	$30,320,284

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Six Months Ended June 30,
	2020	2019
Operating Activities
Net (loss) income	$(3,068,883)	$736,761
Adjustments:
Depreciation and amortization	644,087	603,885
Impairment and credit losses	1,264,615	—
Net deferred income tax (benefit) expense	(2,666)	3,794
Loss (gain) on derivative instruments not designated as hedges	84,280	(713)
Share-based compensation expense	8,764	41,974
Equity investment loss (income)	62,245	(66,739)
Amortization of debt issuance costs	28,807	20,467
Amortization of commercial paper notes discount	6,668	16,350
Loss on extinguishment of secured senior term loan	40,335	6,326
Currency translation adjustment losses	69,044	—
Change in fair value of contingent consideration	(44,605)	10,700
Changes in operating assets and liabilities:
Decrease (increase) in trade and other receivables, net	94,873	(14,262)
Decrease (increase) in inventories	9,511	(14,436)
Decrease (increase) in prepaid expenses and other assets	249,481	(51,443)
Increase in accounts payable	118,398	43,594
Increase in accrued interest	52,114	763
(Decrease) increase in accrued expenses and other liabilities	(17,110)	34,056
(Decrease) increase in customer deposits	(1,622,721)	760,435
Dividends received from unconsolidated affiliates	1,991	80,572
Other, net	(28,051)	(16,557)
Net cash (used in) provided by operating activities	(2,048,823)	2,195,527
Investing Activities
Purchases of property and equipment	(1,391,891)	(1,866,141)
Cash received on settlement of derivative financial instruments	1,558	6,204
Cash paid on settlement of derivative financial instruments	(117,518)	(55,758)
Investments in and loans to unconsolidated affiliates	(87,943)	(3,046)
Cash received on loans to unconsolidated affiliates	10,241	19,509
Other, net	(5,924)	(173)
Net cash used in investing activities	(1,591,477)	(1,899,405)
Financing Activities
Debt proceeds	12,672,189	2,749,564
Debt issuance costs	(276,995)	(35,454)
Repayments of debt	(3,424,387)	(3,008,893)
Proceeds from issuance of commercial paper notes	6,765,739	13,335,536
Repayments of commercial paper notes	(7,837,635)	(13,080,788)
Dividends paid	(326,421)	(293,197)
Proceeds from exercise of common stock options	386	265
Other, net	(28,670)	(15,930)
Net cash provided by (used in) financing activities	7,544,206	(348,897)
Effect of exchange rate changes on cash	(953)	(76)
Net increase (decrease) in cash and cash equivalents	3,902,953	(52,851)
Cash and cash equivalents at beginning of period	243,738	287,852
Cash and cash equivalents at end of period	$4,146,691	$235,001
Supplemental Disclosure
Cash paid during the period for:
Interest, net of amount capitalized	$153,078	$141,961
Non-cash Investing Activities
Notes receivable issued upon sale of property and equipment	$53,419	$—
Purchase of property and equipment included in accounts payable and accrued expenses and other liabilities	$64,326	$—
The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited; in thousands)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at April 1, 2020	2,372	3,473,253	9,915,758	(1,095,617)	(2,063,991)	10,231,775
Activity related to employee stock plans	—	18,047	—	—	—	18,047
Equity component of convertible notes, net of issuance costs	—	208,988	—	—	—	208,988
Changes related to cash flow derivative hedges	—	—	—	124,331	—	124,331
Change in defined benefit plans	—	—	—	(6,278)	—	(6,278)
Foreign currency translation adjustments	—	—	(3)	26,337	—	26,334
Net loss attributable to Royal Caribbean Cruises Ltd.	—	—	(1,639,292)	—	—	(1,639,292)
Balance at June 30, 2020	$2,372	$3,700,288	$8,276,463	$(951,227)	$(2,063,991)	$8,963,905

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at January 1, 2020	$2,365	$3,493,959	$11,523,326	$(797,713)	$(2,058,091)	$12,163,846
Activity related to employee stock plans	7	(8,559)	—	—	—	(8,552)
Equity component of convertible notes, net of issuance costs	—	208,988	—	—	—	208,988
Common stock dividends, $0.78 per share	—	—	(163,089)	—	—	(163,089)
Changes related to cash flow derivative hedges	—	—	—	(176,274)	—	(176,274)
Change in defined benefit plans	—	—	—	(13,867)	—	(13,867)
Foreign currency translation adjustments	—	—	(3)	36,627	—	36,624
Purchases of treasury stock	—	5,900	—	—	(5,900)	—
Net loss attributable to Royal Caribbean Cruises Ltd.	—	—	(3,083,771)	—	—	(3,083,771)
Balance at June 30, 2020	$2,372	$3,700,288	$8,276,463	$(951,227)	$(2,063,991)	$8,963,905

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited; in thousands)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at April 1, 2019	2,364	3,432,419	10,366,612	(578,980)	(1,953,345)	11,269,070
Activity related to employee stock plans	—	22,412	—	—	(5,164)	17,248
Common stock dividends, $0.70 per share	—	—	(146,552)	—	—	(146,552)
Changes related to cash flow derivative hedges	—	—	—	(71,734)	—	(71,734)
Change in defined benefit plans	—	—	—	(9,722)	—	(9,722)
Foreign currency translation adjustments	—	—	—	7,263	—	7,263
Net Income attributable to Royal Caribbean Cruises Ltd.	—	—	472,830	—	—	472,830
Balance at June 30, 2019	$2,364	$3,454,831	$10,692,890	$(653,173)	$(1,958,509)	$11,538,403

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at January 1, 2019	$2,358	$3,420,900	$10,263,282	$(627,734)	$(1,953,345)	$11,105,461
Activity related to employee stock plans	6	33,931	—	—	(5,164)	28,773
Common stock dividends, $1.40 per share	—	—	(292,903)	—	—	(292,903)
Changes related to cash flow derivative hedges	—	—	—	(22,891)	—	(22,891)
Change in defined benefit plans	—	—	—	(10,375)	—	(10,375)
Foreign currency translation adjustments	—	—	—	7,827	—	7,827
Net Income attributable to Royal Caribbean Cruises Ltd.	—	—	722,511	—	—	722,511
Balance at June 30, 2019	$2,364	$3,454,831	$10,692,890	$(653,173)	$(1,958,509)	$11,538,403

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
As used in this Quarterly Report on Form 10-Q, the terms "Royal Caribbean,” "Royal Caribbean Group," the “Company,” “we,” “our” and “us” refer to Royal Caribbean Cruises Ltd. and, depending on the context, Royal Caribbean Cruises Ltd.’s consolidated subsidiaries and/or affiliates. The terms “Royal Caribbean International,” “Celebrity Cruises,” “Azamara” and "Silversea Cruises" refer to our wholly owned global cruise brands. Throughout this report, we also refer to regional brands in which we hold an ownership interest, including “TUI Cruises,” and “Hapag-Lloyd Cruises.” However, because these regional brands are unconsolidated investments, our operating results and other disclosures herein do not include these brands unless otherwise specified. In accordance with cruise vacation industry practice, the term “berths” is determined based on double occupancy per cabin even though many cabins can accommodate three or more passengers. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019, including the audited consolidated financial statements and related notes included therein, as updated by our Current Report on Form 8-K dated May 13, 2020.
This Quarterly Report on Form 10-Q also includes trademarks, trade names and service marks of other companies.  Use or display by us of other parties’ trademarks, trade names or service marks is not intended to and does not imply a relationship with, or endorsement or sponsorship of us by, these other parties other than as described herein.

Note 1. General
Description of Business
We are a global cruise company. As of June 30, 2020, we control and operate four global cruise brands: Royal Caribbean International, Celebrity Cruises, Azamara, and Silversea Cruises (collectively, our "Global Brands").
We also own a 50% joint venture interest in TUI Cruises GmbH ("TUIC"), our 50%-owned joint venture that operates the German brands TUI Cruises and Hapag-Lloyd Cruises (collectively, our "Partner Brands"). On June 30, 2020, TUIC acquired Hapag-Lloyd Cruises, a luxury and expedition brand for German-speaking guests, from TUI AG for approximately €1.2 billion, or $1.3 billion. See Note 6. Other Assets for further information on the acquisition. We account for our investments in our Partner Brands under the equity method of accounting.

On June 22, 2020, Pullmantur S.A, a subsidiary of Pullmantur Holdings S.L. ("Pullmantur Holdings"), in which we own a 49% non-controlling interest, filed for reorganization under the terms of the Spanish insolvency laws (the "Pullmantur reorganization") due to the negative impact of the COVID-19 pandemic on the company. The Pullmantur brand has cancelled all its ship operations until, at least, November 15, 2020. We suspended equity method accounting for Pullmantur Holdings during the second quarter of 2020. Refer to Note 6. Other Assets for further information regarding Pullmantur's reorganization filing and its impact to the Company.

On July 9, 2020, we acquired the 33.3% interest in Silversea Cruises that we did not already own (the "noncontrolling interest") from Heritage Cruise Holding Ltd. ("Heritage"). As a result of the acquisition, Silversea Cruises is now a wholly owned cruise brand. As consideration for the noncontrolling interest, we issued to Heritage 5.2 million shares of common stock, par value $0.01 per share, of Royal Caribbean Cruises Ltd. Pursuant to the agreement governing the acquisition, among other things, the parties terminated any existing obligation to issue Heritage any contingent consideration, at fair value, in connection with our acquisition of a 66.7% interest in Silversea Cruises on July 31, 2018. The share purchase did not result in a change of control. The purchase will be accounted for as an equity transaction and no gain or loss will be recognized in earnings. See Note 9. Redeemable Noncontrolling Interest for further information regarding our acquisition of Silversea Cruises' noncontrolling interest.

Management's Plan and Liquidity

As part of the global containment effort for the COVID-19 pandemic, we implemented a voluntary suspension of our Global Brands' cruise operations effective March 13, 2020 which has been extended through at least October 31, 2020, excluding China and Australia. On March 14, 2020, concurrent with our and the broader cruise industry’s suspension, the U.S. Centers for Disease Control and Prevention (“CDC”) issued a No Sail Order which has been extended through the earliest of (a) the expiration of the Secretary of Health and Human Services’ declaration that COVID-19 constitutes a public health emergency, (b) the date the Director of the CDC rescinds or modifies the No Sail Order or (c) September 30, 2020.

Significant events affecting travel, including COVID-19, typically have an impact on the booking pattern for cruise vacations, with the full extent of the impact generally determined by the length of time the event influences travel decisions. Based on our assumptions and estimates and our financial condition, we believe that the liquidity described in the following paragraphs will be sufficient to fund our liquidity requirements for at least the next twelve months. However, there can be no assurance that our assumptions and estimates are accurate due to possible unknown variables, including, but not limited to, whether the CDC will continue to extend the current No Sail Orders on cruises out of the United States and whether efforts by other countries to contain the disease will further restrict our ability to commence operations. The suspension of our operations and the impact to our global bookings resulting from the COVID-19 pandemic will continue to have a material negative impact on our results of operations and liquidity, which may be prolonged beyond containment of the disease.

We have undertaken several proactive measures to mitigate the financial and operational impacts of COVID-19, including reduction of capital expenditures and operating expenses, furloughing staff and laying up of vessels.

As of June 30, 2020, we had liquidity of $4.1 billion, consisting of cash and cash equivalents. Through the six months ended June 30, 2020 and through the issuance of these financial statements, we executed and amended various financing arrangements, as described in Note 7. Debt, which resulted in a $0.6 billion increase in our revolving credit facilities; additional liquidity of $5.5 billion with the issuance of new debt, net of repayments; £300.0 million, or $370.8 million based on exchange rates as of June 30, 2020, of available and issued liquidity under a government commercial paper program with the Bank of England and the deferral of $0.9 billion of existing debt amortization under our export-credit backed ship debt facilities through April 2021.
Additionally, as of June 30, 2020, we amended our export credit facilities and our non-export credit facilities, totaling an outstanding principal amount of $11.0 billion, and certain of our credit card processing agreements to suspend the testing of financial covenants through and including the first quarter of 2021. Certain of the amended agreements imposed a monthly-tested liquidity covenant of $300.0 million of cash and cash equivalents for the duration of the waiver period. Subsequent to June 30, 2020, we further extended the financial covenant waiver on our export credit facilities, certain of our non-export credit facilities and our credit card processor agreements through and including the fourth quarter of 2021, which resulted in an increased minimum liquidity covenant of $500.0 million, as applicable, subject to reduction in the event of further capital raises.

Pursuant to these amendments, we have also agreed that we will not pay cash dividends or effectuate share repurchases during the waiver period unless we are in compliance with the fixed charge coverage covenant as of the end of the most recently completed quarter for the duration of the waiver period. As of June 30, 2020, we were in compliance with the minimum liquidity covenant of $300.0 million and we estimate that we will be in compliance with our amended minimum liquidity covenant of $500.0 million for at least the next twelve months. Refer to Note 7. Debt for further information regarding our debt covenants.

Any further covenant waivers may lead to increased costs, increased interest rates, additional restrictive covenants and other available lender protections as may be agreed with our lenders. There can be no assurance that we would be able to obtain additional waivers in a timely manner, or on acceptable terms. If we were not able to obtain additional waivers or repay the debt facilities, this would lead to an event of default and potential acceleration of amounts due under all of our outstanding debt and derivative contracts. If we were not able to obtain waivers on the credit card processing agreements, this could lead to the termination of these agreements or the trigger of reserve requirements.

Certain of our credit card processing agreements that govern the terms to advance passenger ticket deposits, require under certain circumstances, including existence of a material adverse change, excessive chargebacks and other triggering events, that we maintain a reserve which could be satisfied by posting collateral. We have executed amendments to these agreements, such that certain covenant and collateral requirements are waived for a period through December 2021. Based on the triggers in the various agreements, we do not believe any incremental collateral will be required, although the maximum additional collateral or reserves we could potentially need to provide under these agreements in the next twelve months is approximately $75 million.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments, requiring bifurcation only if the convertible debt feature qualifies as a derivative under ASC 815 or for convertible debt issued at a substantial premium. The ASU removes certain settlement conditions required for equity contracts to qualify for the derivative scope exception, permitting more contracts to qualify for it. In addition, the guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The ASU is effective for annual reporting periods beginning after December 15, 2021, including interim reporting periods within those annual periods, with early adoption permitted no earlier than the fiscal year beginning after December 15, 2020. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

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

Goodwill & Intangible Assets

The following are the carrying amounts of goodwill attributable to our Royal Caribbean International, Celebrity Cruises and Silversea Cruises reporting units and the changes in such balances during the quarter and six months ended June 30, 2020 (in thousands) are as follows:

	Royal Caribbean International	Celebrity Cruises	Silversea Cruises	Total
Balance at January 1, 2020	$299,226	$1,632	$1,084,786	$1,385,644
Impairment charge	—	—	(576,208)	(576,208)
Transfer of goodwill attributable to the 2019 purchase of photo operations onboard our ships	(2,694)	2,694	—	—
Foreign currency translation adjustment	(52)	—	—	(52)
Balance at June 30, 2020	$296,480	$4,326	$508,578	$809,384

We performed interim impairment evaluations of Royal Caribbean International’s goodwill in connection with the preparation of our financial statements for the quarters ended March 31, 2020 and June 30, 2020 due to the significant impact that COVID-19 has had on our projected cash flows. Our extended suspension of our operations and the possibility of further extensions have created some uncertainty in forecasting the operating results and future cash flows used in our impairment analyses. As a result of our evaluations, we determined that the fair value of the Royal Caribbean International reporting unit exceeded its carrying values as of March 31, 2020 and June 30, 2020 by approximately 30% and 8%, respectively, resulting in no impairment to the Royal Caribbean International goodwill. We will continue to monitor Royal Caribbean International's goodwill for any additional adverse impact of COVID-19 that may result in changes to the assumptions used in the impairment testing, and will perform interim testing impairment evaluations, if deemed necessary, prior to our annual impairment evaluation to be performed in the fourth quarter of 2020.

We estimated the fair value of the Royal Caribbean International reporting unit using a probability-weighted discounted cash flow model in combination with a market based valuation approach. Significant assumptions used in these valuations include the weighted average cost of capital discount factor, revenue base, revenue growth rate and terminal rate. As of the three months ended June 30, 2020, the carrying amount of goodwill attributable to our Royal Caribbean International reporting unit was $296.5 million.

We also performed an interim impairment evaluation of Silversea Cruises’ goodwill and trade name in connection with the preparation of our financial statements for the quarter ended March 31, 2020. We estimated the fair value of the Silversea Cruises reporting unit using a probability-weighted discounted cash flow model in combination with a market based valuation approach. Significant assumptions used in these valuations include the weighted average cost of capital discount factor, revenue growth rates and royalty rate. As a result of the analysis, we determined that the carrying value of the Silversea Cruises reporting unit exceeded its fair value as of March 31, 2020. Accordingly, we recognized a goodwill impairment charge of $576.2 million for the quarter ended March 31, 2020. For the quarter ended June 30, 2020, we had no further indication of impairment to the carrying amount of the Silversea Cruises goodwill and trade name.

Intangible assets consist of finite and indefinite life assets and are reported within Other assets in our consolidated balance sheets. The following is a summary of our intangible assets as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020
	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment losses	Net Carrying Value
Finite-life intangible assets:
Customer relationships	$97,400	$10,822	$—	$86,578
Galapagos operating license	47,669	6,927	—	40,742
Other finite-life intangible assets	11,560	9,633	—	1,927
Total finite-life intangible assets	156,629	27,382	—	129,247
Indefinite-life intangible assets	352,275	—	30,800	321,475
Total intangible assets, net	$508,904	$27,382	$30,800	$450,722

	December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-life intangible assets:
Customer relationships	$97,400	$7,576	$89,824
Galapagos operating license	47,669	6,010	41,659
Other finite-life intangible assets	11,560	6,743	4,817
Total finite-life intangible assets	156,629	20,329	136,300
Indefinite-life intangible assets	352,275	—	352,275
Total intangible assets, net	$508,904	$20,329	$488,575

Impairment charges related to the Silversea Cruises trade name included within Indefinite-life intangible assets in the table above were $30.8 million for the six months ended June 30, 2020 and were recorded during the quarter ended Mach 31, 2020.

Long-lived Assets

During the quarter ended March 31, 2020, we identified that the undiscounted cash flows of certain long-lived assets, consisting of 8 ships and certain right-of-use assets, were less than their carrying values. Events surrounding the COVID-19 pandemic negatively impacted the expected undiscounted cash flows of these assets. As a result of this determination, we evaluated these assets pursuant to our long-lived asset impairment test, which resulted in an impairment charge of $463.0 million to write down these assets to their estimated fair values during the quarter ended March 31, 2020.

During the quarter ended June 30, 2020, we terminated the agreements chartering Monarch of the Seas, Horizon of the Seas and Sovereign of the Seas to Pullmantur Holdings and agreed to sell the ships to a third party. Consequently, the ships met accounting criteria to be classified as held for sale which resulted in a further impairment charge of $15.2 million during the quarter ended June 30, 2020 to adjust the carrying value of the assets held for sale to their fair value, less cost to sell. As of June 30, 2020, the net book value of assets held for sale was not material to our consolidated balance sheet.

As a result of the continuing effect of COVID-19 on our expected future operating cash flows, we determined certain impairment triggers had occurred. Accordingly, we updated and performed undiscounted cash flow analyses on certain ships in our fleet and right of use of assets as of June 30, 2020 and identified further impairment on two ships and one right of use asset, as the undiscounted cashflows were less than their carrying values. We determined that an additional impairment charge of $49.7 million was required to write down these assets to their estimated fair values as of June 30, 2020.

These impairment charges were reported within Impairment and Credit Losses in our consolidated statements of comprehensive (loss) income.

Notes Receivable

We reviewed our notes receivable for credit losses in connection with the preparation of our financial statements. In evaluating the credit loss allowance, management considered factors such as historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. Based on these credit loss estimation factors, we recorded and subsequently wrote-off loan loss allowances of $38.1 million during the quarter ended March 31, 2020, primarily due to loans and other net receivables related to Pullmantur Holdings. Refer to Note 6. Other Assets for further information regarding our investment in Pullmantur Holdings. During the quarter ended June 30, 2020, we incurred credit losses of $91.6 million due to loss provisions recognized on notes receivable related to our previous sale of property and equipment and on net receivables related to Pullmantur Holdings.

The following table summarizes our credit loss allowance related to receivables for the six months ended June 30, 2020 (in thousands):

Credit Loss Allowance
Balance at January 1, 2020	$5,635
Loss provision for receivables	168,858
Bad debt write-offs	(91,142)
Balance at June 30, 2020	$83,351

Our credit loss allowance balance as of June 30, 2020 primarily related to a $73.3 million loss provision recognized during the three months ended June 30, 2020 on notes receivable related to our previous sale of property and equipment.

Equity Investments

For an equity method investment that experiences a loss in fair value determined to be other than temporary, we will reduce our basis in the investment to fair value and record an impairment loss. Given the recent impact of the COVID-19 pandemic to our business, we evaluated whether our equity method investments were other than temporarily impaired. Based on our review of each of the investment's most recent financial results and projections, we determined that certain of our equity method investments, primarily Grand Bahama Shipyard Ltd. (“Grand Bahama”), were other than temporarily impaired, which resulted in an impairment charge of $39.7 million during the quarter ended March 31, 2020. For the quarter ended June 30, 2020, we had no further indication of impairment to our equity investment balances. Refer to Note 6. Other Assets for information regarding our significant equity investments.

During the three and six months ended June 30, 2020, we recognized combined impairment and credit loss charges of $156.5 million and $1.3 billion, respectively. The impairment charges related to our goodwill, trademarks and trade names, vessels and right-of-use assets and the credit losses related to our notes receivable are reported within Impairment and credit losses within our consolidated statements of comprehensive (loss) income. The impairment charge of $39.7 million related to our equity investments was reported within Equity investment (loss) income within our consolidated statements of comprehensive (loss) income during the quarter ended March 31, 2020 and six months ended June 30, 2020. For further information on the measurements used to estimate the fair value of these assets, refer to Note 13. Fair Value Measurements and Derivative Instruments. These impairment assessments and the resulting charges were determined based on management’s current estimates and projections using information through the time of the issuance of these financial statements. The adverse impact COVID-19 will continue to have on our business, operating results, cash flows and overall financial condition is uncertain and may result in changes to the assumptions used in the impairment tests discussed above, which may result in additional impairments to these assets in the future.

Note 4. Revenues
Revenue Recognition
Revenues are measured based on consideration specified in our contracts with customers and are recognized as the related performance obligations are satisfied.
The majority of our revenues are derived from passenger cruise contracts which are reported within Passenger ticket revenues in our consolidated statements of comprehensive (loss) income. Our performance obligation under these contracts is to provide a cruise vacation in exchange for the ticket price. We satisfy this performance obligation and recognize revenue over the duration of each cruise, which generally range from one to 25 nights.
Passenger ticket revenues include charges to our guests for port costs that vary with passenger head counts. These type of port costs, along with port costs that do not vary by passenger head counts, are included in our cruise operating expenses. There were no port costs charged to our guests and included within Passenger ticket revenues on a gross basis for the quarter ended June 30, 2020. The amounts of port costs charged to our guests and included within Passenger ticket revenues on a gross basis were $173.6 million for the quarter ended June 30, 2019, and $124.5 million and $325.6 million for the six months ended June 30, 2020, and 2019, respectively.
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
Disaggregated Revenues
The following table disaggregates our total revenues by geographic regions where we provide cruise itineraries (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues by itinerary
North America(1)	$25,574	$1,571,769	$1,350,147	$3,252,827
Asia/Pacific(2)	38,539	327,777	400,937	817,852
Europe(3)	—	594,712	19,135	602,694
Other regions(4)	73,082	196,504	231,530	359,009
Total revenues by itinerary	137,195	2,690,762	2,001,749	5,032,382
Other revenues(5)	38,410	115,869	206,606	214,016
Total revenues	$175,605	$2,806,631	$2,208,355	$5,246,398
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
Passenger ticket revenues are attributed to geographic areas based on where the reservation originates. For the quarters and six months ended June 30, 2020 and 2019, our guests were sourced from the following areas:

	Quarter Ended June 30,
	2020	2019
Passenger ticket revenues:
United States	61%	67%
United Kingdom	18%	9%
China	11%	5%
All other countries (1)	10%	19%

	Six Months Ended June 30,
	2020	2019
Passenger ticket revenues:
United States	67%	66%
All other countries (1)	33%	34%

(1)No other individual country's revenue exceeded 10% for the quarters and six months ended June 30, 2020 and 2019.
Customer Deposits and Contract Liabilities
Our payment terms generally require an upfront deposit to confirm a reservation, with the balance due prior to the cruise. Deposits received on sales of passenger cruises are initially recorded as Customer deposits in our consolidated balance sheets and subsequently recognized as passenger ticket revenues during the duration of the cruise. Additionally, refunds payable to guests who have elected cash refunds for cancelled sailings are recorded in Accounts Payable. ASC 606, Revenues from Contracts with Customers, defines a “contract liability” as an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration from the customer. We do not consider customer deposits to be a contract liability until the customer no longer retains the unilateral right, resulting from the passage of time, to cancel such customer's reservation and receive a full refund.

The current reduction in demand for cruising due to the COVID-19 pandemic has resulted in an unprecedented low level of advance bookings and the associated customer deposits received. At the same time, we experienced significant cancellations beginning in the second half of March, which has led to issuance of refunds to customers, while other customers have been rebooked on future cruises or received credits in lieu of cash refunds. As of June 30, 2020, refunds due to customers mostly as a result of booking cancellations were $467.9 million compared to $25.5 million as of June 30, 2019 and are included within Accounts payable in our consolidated balance sheets. Customer deposits also include deposits related to cancelled cruises prior to the election of a cash refund by guests. Due to the uncertainty around the return of demand for cruising, we are unable to estimate the amount of the June 30, 2020 customer deposits that will be recognized in earnings compared to amounts that will be refunded to customers or issued as a credit for future travel through the end of 2020. Customer deposits presented in our consolidated balance sheets include contract liabilities of $161.8 million and $1.7 billion as of June 30, 2020 and December 31, 2019, respectively.

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

We have contract assets that are conditional rights to consideration for satisfying the construction services performance obligations under a service concession arrangement. As of June 30, 2020 and December 31, 2019, our contract assets were $54.3 million and $55.5 million, respectively, and were included within Other assets in our consolidated balance sheets. Given the short duration of our cruises and our collection terms, we do not have any other significant contract assets.
Assets Recognized from the Costs to Obtain a Contract with a Customer
Prepaid travel agent commissions are an incremental cost of obtaining contracts with customers that we recognize as an asset and include within Prepaid expenses and other assets in our consolidated balance sheets. Prepaid travel agent commissions were $163.2 million as of December 31, 2019. Our prepaid travel agent commissions at December 31, 2019 were expensed and reported primarily within Other operating in our consolidated statements of comprehensive income (loss) during the six months ended June 30, 2020. We did not report any prepaid travel agent commissions as of June 30, 2020
Note 5. (Loss) Earnings Per Share
A reconciliation between basic and diluted (loss) earnings per share is as follows (in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (Loss) Income attributable to Royal Caribbean Cruises Ltd. for basic and diluted earnings per share	$(1,639,292)	$472,830	(3,083,771)	722,511
Weighted-average common shares outstanding	209,385	209,531	209,241	209,427
Dilutive effect of stock-based awards	—	521	—	535
Diluted weighted-average shares outstanding	209,385	210,052	209,241	209,962
Basic (loss) earnings per share	$(7.83)	$2.26	$(14.74)	$3.45
Diluted (loss) earnings per share	$(7.83)	$2.25	$(14.74)	$3.44

There were approximately 421,000 and 662,000 antidilutive shares for the quarter and six month ended June 30, 2020, respectively. There were no antidilutive shares for the quarter and six month ended June 30, 2019.
Since the Company expects to settle in cash the principal outstanding under the 4.25% convertible notes that mature in 2023, we currently use the treasury stock method when calculating their potential dilutive effect, if any. While no shares of the convertible notes are currently convertible, they would be anti-dilutive for the three and six months ended June 30, 2020.

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
We have determined that TUI Cruises GmbH ("TUIC"), our 50%-owned joint venture, which operates the brands TUI Cruises and Hapag-Lloyd Cruises, is a VIE. We have determined that we are not the primary beneficiary of TUIC. We believe that the power to direct the activities that most significantly impact TUIC’s economic performance are shared between ourselves and TUI AG, our joint venture partner. All the significant operating and financial decisions of TUIC require the consent of both parties, which we believe creates shared power over TUIC. Accordingly, we do not consolidate this entity and account for this investment under the equity method of accounting.
On June 30, 2020, TUIC acquired Hapag-Lloyd Cruises, a luxury and expedition brand for German-speaking guests, from TUI AG for approximately €1.2 billion, or approximately $1.3 billion. Hapag-Lloyd Cruises operates two luxury liners and two smaller expedition ships. We and TUI AG each made an equity contribution of €75.0 million, or approximately $84.2 million, to TUIC to fund a portion of the purchase price, the remainder of which was financed by third-party financing.
As of June 30, 2020, the net book value of our investment in TUIC was $655.6 million, primarily consisting of $509.0 million in equity and a loan of €126.8 million, or approximately $142.4 million based on the exchange rate at June 30, 2020. As of December 31, 2019, the net book value of our investment in TUIC was $598.1 million, primarily consisting of $443.1 million in equity and a loan of €133.2 million, or approximately $149.5 million based on the exchange rate at December 31, 2019. The loan, which was made in connection with the sale of Splendour of the Seas in April 2016, accrues interest at a rate of 6.25% per annum and is payable over 10 years. This loan is 50% guaranteed by TUI AG and is secured by a first priority mortgage on the ship. The majority of these amounts were included within Other assets in our consolidated balance sheets. TUIC has various ship construction and financing agreements which include certain restrictions on each of our and TUI AG’s ability to reduce our current ownership interest in TUIC below 37.55% through May 2033. Our investment amount and outstanding term loan are substantially our maximum exposure to loss in connection with our investment in TUIC.
We determined that Pullmantur Holdings, in which we have a 49% noncontrolling interest and Springwater Capital LLC has a 51% interest, is a VIE for which we are not the primary beneficiary as we do not have the power to direct the activities that most significantly impact the entity's economic performance. On June 22, 2020, Pullmantur S.A., a subsidiary of Pullmantur Holdings, filed for reorganization under the terms of the Spanish insolvency laws at the direction of its Board as a result of the adverse impact of the COVID-19 pandemic on the company's operations and liquidity. We suspended the equity method of accounting for Pullmantur Holdings during the second quarter of 2020 as we do not intend to fund the entity's future losses and lost our ability to exert significant influence over the entity's activities as a result of the reorganization process.

In connection with the reorganization, we terminated the agreements chartering three of our ships to Pullmantur Holdings and agreed to sell the ships to a third party. Refer to Note 3. Impairment and Credit Losses for further discussion on the impact of the ships' sale on our consolidated financial statements. In addition, we recognized a loss of $69.0 million during the quarter ended June 30, 2020, representing deferred currency translation adjustment losses, net of hedging, as we no longer have significant involvement in the Pullmantur operation. This loss was recorded within Other expense in our consolidated statements of comprehensive (loss) income for the quarter ended June 30, 2020.

During the quarter ended June 30, 2020, we entered into an agreement with Springwater Capital LLC to settle the guarantees previously issued by them and for costs that we incurred as a result of Pullmantur S.A.'s reorganization. As part of this settlement, we agreed to provide Pullmantur guests the option to apply their paid deposits toward a Royal Caribbean International or Celebrity Cruises sailing, or request a cash refund. An amount of $21.6 million, approximating the estimated total cash refund expected to be paid to Pullmantur guests and other expenses incurred as part of the reorganization, was recorded in Other expense in our consolidated statements of comprehensive (loss) income for the quarter ended June 30, 2020.

We had previously provided a non-revolving working capital facility to a Pullmantur Holdings subsidiary in the amount of up to €15.0 million or approximately $16.8 million based on the exchange rate at June 30, 2020. Proceeds of the facility, which were available to be drawn through December 2018 accrued interest at an interest rate of 6.5% per annum and were payable through 2022. During the quarter ended March 31, 2020, we recorded and subsequently wrote-off loan loss allowances on the facility receivable balance of $12.5 million. As of December 31, 2019, €11.0 million, or approximately $12.3 million, based on the exchange rate at December 31, 2019, was outstanding under this facility.

During the quarter ended June 30, 2020, we funded Pullmantur $18.3 million for operational purposes during its reorganization for which we recorded and subsequently wrote-off loss allowances. See Note 3. Impairments and Credit losses for further discussion.

As of June 30, 2020, we did not have any exposure to credit loss in Pullmantur Holdings. Refer to Note 3. Impairment and Credit Losses for further information on our credit loss evaluation of Pullmantur related receivables as of June 30, 2020.

As of December 31, 2019, our maximum exposure to loss in Pullmantur Holdings was $49.7 million, consisting of loans and other receivables. These amounts were included within Trade and other receivables, net and Other assets in our consolidated balance sheets.

We have determined that Grand Bahama, a ship repair and maintenance facility in which we have a 40% noncontrolling interest, is a VIE. This facility serves cruise and cargo ships, oil and gas tankers and offshore units.  We utilize this facility, among other ship repair facilities, for our regularly scheduled drydocks and certain emergency repairs as may be required.  During the six months ended June 30, 2020, we made payments of $0.2 million to Grand Bahama for ship repair and maintenance services. We made payments of $4.8 million and $45.1 million during the quarter and six months ended June 30, 2019, respectively. We have determined that we are not the primary beneficiary of this facility as we do not have the power to direct the activities that most significantly impact the facility’s economic performance. Accordingly, we do not consolidate this entity.

During the quarter ended March 31, 2020, we performed an impairment evaluation on our investment in Grand Bahama. As a result of the evaluation, we did not deem our investment balance to be recoverable and recorded an impairment charge of $30.1 million. Refer to Note 3. Impairment and Credit Losses for further information regarding the impairment evaluation. We suspended the equity method of accounting for this investment during the second quarter of 2020.

As of June 30, 2020, we had exposure to credit loss in Grand Bahama consisting of $24.0 million in loans. Our loans to Grand Bahama mature between December 2020 and March 2026 and bear interest at LIBOR plus 2.00% to 3.75%, capped at 5.75% for the majority of the outstanding loan balance. Interest payable on the loans is due on a semi-annual basis. We did not receive principal and interest payments during the first half of 2020. During the quarter and six months ended June 30, 2019, we received principal and interest payments of $1.1 million and $7.6 million, respectively. The loan balances are included within Trade and other receivables, net and Other assets in our consolidated balance sheets.

We monitor credit risk associated with the loans through our participation on Grand Bahama’s board of directors along with our review of Grand Bahama’s financial statements and projected cash flows. Effective April 1, 2020, we placed the loans in non-accrual status based on our review of Grand Bahama's projected cash flows which have been adversely affected by impacts to their operations caused by the 2019 crane accident related to Oasis of the Seas, Hurricane Dorian and most recently, COVID-19. As of our June 30, 2020 assessment, no credit losses were recorded related to these loans.

As of December 31, 2019, the net book value of our investment in Grand Bahama was $47.9 million, consisting of $27.0 million in equity and loans of $20.9 million. These amounts represented our maximum exposure to loss related to our investment in Grand Bahama.

The following tables set forth information regarding our investments accounted for under the equity method of accounting, including the entities discussed above (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Share of equity (loss) income from investments	$(51,853)	$33,045	$(62,245)	$66,739
Dividends received (1)	$—	$38,137	$1,991	$80,572

(1)There were no dividends received from TUIC for the quarter and six months ended June 30, 2020. For the quarter ended June 30, 2019, the amount includes dividends from TUIC of €40.0 million, or approximately $45.6 million, based on exchange rate at the time of the transaction. For the six months ended June 30, 2019, amounts include dividends from TUIC of €90 million or approximately $101.8 million based on the exchange rates at the time of the transactions. The amounts included in the table above are net of tax withholding.

	As of June 30, 2020	As of December 31, 2019
Total notes receivable due from equity investments	$166,255	$184,558
Less-current portion (1)	27,712	25,933
Long-term portion (2)	$138,543	$158,625
(1)Included within Trade and other receivables, net in our consolidated balance sheets.
(2)Included within Other assets in our consolidated balance sheets.
We also provide ship management services to TUIC and bareboat chartered three vessels to Pullmantur Holdings, prior to it filing for reorganization. We recorded the following as it relates to these services in our operating results within our consolidated statements of comprehensive income (loss) (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$2,807	$11,975	$10,218	$23,857
Expenses	$1,364	$1,111	$2,146	$2,085

Note 7. Debt
Debt consist of the following (in thousands):

	Interest Rate(1)	Maturities Through	Quarter Ended June 30, 2020	Year Ended December 31, 2019
Fixed rate debt:
Unsecured senior notes	2.65% to 9.13%	2020 - 2028	$2,768,980	$1,746,280
Secured senior notes	7.25% to 11.50%	2023 - 2025	3,887,409	662,398
Unsecured term loans	2.53% to 5.41%	2021 - 2032	3,385,090	2,806,774
Convertible notes	4.25%	2023	939,010	—
Total fixed rate debt			10,980,489	5,215,452
Variable rate debt:
Unsecured revolving credit facilities(2)	1.48%	2022 - 2024	3,385,000	165,000
UK Commercial paper		2021	368,952	—
USD Commercial paper		—	—	1,434,180
USD unsecured term loan	1.55% to 4.05%	2020 - 2028	3,546,179	3,519,853
Euro unsecured term loan	1.15% to 1.58%	2021 - 2028	644,169	676,740
Total variable rate debt			7,944,300	5,795,773
Finance lease liabilities			218,302	230,258
Total debt (3)			19,143,091	11,241,483
Less: unamortized debt issuance costs			(314,432)	(206,607)
Total debt, net of unamortized debt issuance costs			18,828,659	11,034,876
Less—current portion including commercial paper			$(1,075,235)	$(2,620,766)
Long-term portion			17,753,424	8,414,110
(1) Interest rates based on outstanding loan balance as of June 30, 2020 and, for variable rate debt, include either LIBOR or EURIBOR plus the applicable margin.
(2) Includes $1.9 billion facility due in 2024 and $1.5 billion facility due in 2022, each of which accrue interest at LIBOR plus 1.30%, which interest rate was 1.60% as of June 30, 2020 and each is subject to a facility fee of 0.20%.
(3) At June 30, 2020 and December 31, 2019, the weighted average interest rate for total debt was 5.68% and 3.99%, respectively.

In March 2020, we increased the capacity of our $1.7 billion and $1.2 billion unsecured revolving credit facilities due in 2024 and 2022, by $200 million and $400 million, respectively, utilizing their respective accordion features. As of June 30, 2020, our aggregate revolving borrowing capacity was $3.5 billion and was fully utilized.
In March 2020, we took delivery of Celebrity Apex. To finance the purchase, we borrowed $722.2 million under a previously committed unsecured term loan which is 100% guaranteed by BpiFrance Assurance Export, the official export credit agency of France. The loan amortizes semi-annually over 12 years and bears interest at a fixed rate of 3.23% per annum.
In March 2020, we borrowed $2.2 billion pursuant to a 364-day senior secured term loan agreement (the "Secured Term Loan"). In May 2020, the Secured Term Loan was increased by an additional $150 million through the exercise of the accordion feature. The increased Secured Term Loan balance was repaid with proceeds from the $3.32 billion senior secured notes issued in May 2020 and discussed below. The Senior Secured Term Loan would have matured 364 days after funding and maturity could have been extended at our option for an additional 364 days subject to customary conditions, including the payment of a 1.00% extension fee. Our obligations were guaranteed by our wholly-owned subsidiaries, Celebrity Cruises Holdings Inc., Celebrity Cruises Inc. and certain of our wholly-owned vessel-owning subsidiaries, and was secured by certain of our trademarks and a pledge of 100% of the equity interests of certain of our vessel-owning subsidiaries. Interest accrued at LIBOR plus a margin of 2.25% which would have increased to 2.50% and 2.75% at 180 days and 365 days, respectively, after funding. We would have also been required to pay a duration fee in an amount equal to 0.25% of the aggregate loan principal amount every 60 days. Additionally, two of our board members each purchased a participation interest equal to $100 million.

The repayment of this Secured Term Loan in May 2020 resulted in a total loss on the extinguishment of debt of $40.3 million, which was recognized within Interest expense, net of interest capitalized within our consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2020.
In May 2020, we issued $3.32 billion in senior secured notes, less original issue discount. We repaid the $2.35 billion, 364-day Secured Term Loan in its entirety with a portion of the proceeds of these $3.32 billion secured notes. $1.0 billion of the notes accrue interest at 10.875% and mature in 2023. The remaining $2.32 billion of the notes accrue interest at a fixed rate of 11.5% and mature in 2025 (the "2025 Secured Notes"). The notes are fully and unconditionally guaranteed by Celebrity Cruises Holdings Inc., Celebrity Cruises Inc., and certain of our wholly-owned vessel-owning subsidiaries. $1.66 billion of the obligations under the 2025 Secured Notes and the related guarantees are secured by first priority security interests in the collateral (which generally includes certain of our material intellectual property, a pledge of 100% of the equity interests of certain of our vessel-owning subsidiaries and mortgages on the 28 vessels owned by such subsidiaries, subject to permitted liens and certain exclusions and release provisions), subject to certain adjustments after the date of issuance based on our debt rating as of the date of issuance and our lien basket amount in certain of our credit facilities. Prior to June 1, 2022, we may, at our option, redeem some or all of the 2025 Secured Notes at 100% of the principal amount plus accrued and unpaid interest plus the applicable “make-whole premium” described in the Secured Notes Indenture. On or after June 1, 2022, we may, at our option, redeem some or all of the 2025 Secured Notes at the applicable redemption prices set forth in the Secured Notes Indenture.

In June 2020, we issued $1.0 billion in senior unsecured notes which accrue interest at 9.125% and mature in 2023. The notes are fully and unconditionally guaranteed by RCI Holdings LLC, which owns 100% of the equity interests in certain of our wholly-owned vessel-owning subsidiaries.

In June 2020, we issued $1.15 billion aggregate principal amount of convertible notes which accrue interest at 4.25% and mature in 2023. The notes are convertible into shares of common stock of the Company, cash, or a combination of common stock and cash, at the election of the Company. The initial conversion rate per $1,000 principal amount of the convertible notes is 13.8672 shares of our common stock, which is equivalent to an initial conversion price of approximately $72.11 per share, subject to adjustment in certain circumstances. Prior to March 15, 2023, the convertible notes will be convertible at the option of holders during certain periods, and only under the following conditions:

•during any calendar quarter after September 30, 2020, if the last reported sale price per share of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•if, prior to March 15, 2023, the trading price per $1,000 principal amount of notes is less than 98% of the product of the last reported sale price per share of our common stock and the conversation rate for ten consecutive trading days (in which case the notes are convertible at any time during the five business day period following the 10 consecutive trading day period);
•if we call the notes for a tax redemption or
•upon the occurrence of specified corporate events.

On or after March 15, 2023, the convertible notes will be convertible at any time until the close of business on the second scheduled trading day immediately preceding their maturity date.

Holders of the convertible notes may require the Company, upon the occurrence of certain events that constitute a fundamental change under the indenture, to offer to repurchase the convertible notes at a repurchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest.

We allocated $907.9 million of the convertible notes' proceeds, net of debt issue costs, to Long-term debt and $209.0 million to Paid-in-capital on our Consolidated Balance Sheet. The amount allocated to Long-term debt represents the difference between the $1.15 billion aggregate principal amount of the convertible notes and the amount of the proceeds allocated to the debt component as a debt discount. The fair value of the convertible notes' debt component was determined utilizing a present value calculation. We recognized the equity component by ascribing the difference between the proceeds and the fair value of the debt component to Paid-in-capital and the corresponding debt discount will be amortized to interest expense over the term of the convertible notes using the straight-line method, which approximates the effective interest method. Debt issuance costs on the convertible notes were allocated to the debt and equity components in proportion to the allocation of proceeds to those components. We incurred total debt issue costs of $35.1 million on the issuance of the debt and allocated $6.2 million to Paid-in-capital. Debt issuance costs attributable to debt will be amortized to interest expense over the term of the convertible notes.

The net carrying value of the liability component of the convertible notes was as follows:

(in thousands)	As of June 30, 2020
Principal	1,150,000
Less: Unamortized debt discount and transaction costs	242,051
$907,949

The interest expense recognized related to the convertible notes was as follows:

(in thousands)	As of June 30, 2020
Contractual interest expense	2,987
Amortization of debt discount and transaction costs	4,910
$7,897

In June 2020, RCL Cruises Ltd., our subsidiary that operates and manages our business in the United Kingdom, established a commercial paper facility for the purpose of issuing short-term, unsecured Sterling-denominated notes that are eligible for purchase under the Joint HM Treasury and Bank of England’s COVID Corporate Financing Facility commercial paper program (the “Program”) in an aggregate principal amount up to £300.0 million. The maturities of the commercial paper notes can vary by note, but cannot exceed 364 days from the date of issuance. As of June 30, 2020, we had £300.0 million, or approximately $370.8 million, based on the exchange rate at June 30, 2020, of commercial paper notes outstanding under this program

As of December 31, 2019, we had $1.4 billion of commercial paper notes outstanding under our traditional commercial paper program established on June 14, 2018. As of June 30, 2020, we did not have a balance outstanding on this commercial paper program. We terminated this commercial paper program as of August 5, 2020.

During the quarter ended June 30, 2020, we amended certain export-credit backed ship debt facilities to benefit from a 12-month debt amortization ("Debt Holiday"). Under the Debt Holiday, deferred debt amortization of approximately $0.9 billion will be paid over a period of four years after the 12-month deferral period. The Debt Holiday was offered by certain export credit agencies as a result of the current impact to cruise-line borrowers as a result of COVID-19.

Except for the financings incurred to acquire Celebrity Flora and Azamara Pursuit, all of our unsecured ship financing term loans are guaranteed by the export credit agency in the respective country in which the ship is constructed. As of June 30, 2020, in consideration for these guarantees, depending on the financing arrangement, we pay to the applicable export credit agency (1) a fee of 1.96% per annum based on the outstanding loan balance semi-annually over the term of the loan (subject to adjustments based upon our credit ratings) or (2) an upfront fee of 2.35% to 2.37% of the maximum loan amount. We amortize the fees that are paid upfront over the life of the loan and those that are paid semi-annually over each respective payment period. Prior to the loan being drawn, we present these fees within Other assets in our consolidated balance sheets. Once the loan is drawn, such fees are classified as a discount to the related loan, or contra-liability account, within Current portion of long-term debt or long-term debt. In our consolidated statements of cash flows, we classify these fees within Amortization of debt issuance costs.

Both our export credit facilities and our non-export credit facilities totaling an outstanding principal amount of approximately $11.0 billion as of June 30, 2020 contain covenants that, among other things, require us to maintain financial ratios, including in certain cases, a fixed charge coverage ratio of at least 1.25x and limit our net debt-to-capital ratio. During the quarter ended June 30, 2020, we amended our export credit facilities and our non-export credit facilities and certain of our credit card processing agreements which contain financial covenants to suspend the testing of these covenants through and including the first quarter of 2021. Certain of these amendments imposed a new monthly-tested minimum liquidity covenant of $300 million of cash and cash equivalents for the duration of the waiver period. Pursuant to these amendments, we also agreed that we will not pay cash dividends or effectuate share repurchases during the waiver period unless we are in compliance with the fixed charge coverage covenant as of the end of the most recently completed quarter.

Subsequent to June 30, 2020, we further amended certain of these agreements to extend the financial covenant waiver through and including the fourth quarter of 2021. In connection therewith, we increased the minimum liquidity covenant to $500 million, as applicable, subject to reduction in the event of further capital raises, and extended the dividend and share repurchase restrictions through the new waiver period. Pursuant to these amendments, debt totaling an outstanding amount of approximately $130.0 million will remain subject to the covenant waiver to the first quarter of 2021. This debt is prepayable at any time without penalty. As of June 30, 2020 and the date of these financial statements, we were in compliance with the minimum liquidity covenant, as increased by the recent amendments. For information related to the covenants in our Port of Miami Terminal "A" operating lease agreement, refer to Note 8. Leases.
Under certain of our agreements, the contractual interest rate, facility fee and/or export credit agency fee vary with our debt rating. On April 2, 2020, S&P Global downgraded us from BBB- to BB and on May 13, 2020, Moody’s downgraded us from Baa3 to Ba2.

The following is a schedule of annual maturities on our total debt net of debt issuance costs, and including finance leases and commercial paper, as of June 30, 2020 for each of the next five years (in thousands):

Year
Remainder of 2020	343,565
2021	1,289,145
2022	4,135,263
2023	3,914,635
2024	2,858,219
Thereafter	6,287,832
18,828,659

Finance Leases
Silversea Cruises operates the Silver Whisper, under a finance lease. The finance lease for the Silver Whisper will expire in 2022, subject to an option to purchase the ship. The total aggregate amount of the finance lease liabilities recorded for this ship was $31.5 million and $55.6 million at June 30, 2020 and December 31, 2019, respectively. The lease payments on the Silver Whisper are subject to adjustments based on the LIBOR rate.

Note 8. Leases
Our operating leases primarily relate to preferred berthing arrangements, real estate and shipboard equipment and are included within Operating lease right-of-use assets, and Long-term operating lease liabilities with the current portion of the liability included within Current portion of operating lease liabilities in our consolidated balance sheets as of June 30, 2020 and December 31, 2019. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term. During the three months ended March 31, 2020, we determined that the lease for Silver Explorer, operated by Silversea Cruises and previously classified as a finance lease, is an operating lease based on modification of the terms of the lease during the quarter. Due to the three-month reporting lag for Silversea Cruises, the reclassification of the lease to an operating lease is reflected in our Consolidated Balance Sheet as of June 30, 2020. The operating lease for Silver Explorer will expire in 2023.
During the first quarter ended March 31, 2020, we identified that the undiscounted cash flows of certain right-of-use assets, were less than their carrying values. Events surrounding the COVID-19 pandemic negatively impacted the expected undiscounted cash flows of these assets. As a result of this determination, we evaluated these assets pursuant to our long-lived asset impairment test, which resulted in an impairment charge of $45.9 million to write down these right-of-use assets to their estimated fair values during the quarter ended March 31, 2020. We updated our analysis during the second quarter ended June 30, 2020, which resulted in an impairment of the Silver Exporer right-of-use asset of $13.3 million to write down the asset to its estimated fair value as of June 30, 2020.
Our finance leases include Silver Whisper, operated by Silversea Cruises, and are included within Property and equipment, net and Long-term debt, with the current portion of the debt reported within Current portion of debt, in our consolidated balance sheets. The finance lease for Silver Whisper will expire in 2022, subject to an option to purchase the ship.
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
We have a residual value guarantee associated with our Port of Miami Terminal "A" operating lease agreement ("Port of Miami terminal lease") that approximates a percentage of cost of the asset as of the inception of the lease. We consider the possibility of incurring costs associated with the residual value guarantee to be remote.
Also in connection with the Port of Miami terminal lease, we are required to deliver on or before July 18, 2021, cash collateral in an amount equal to the lesser of our residual value guarantee or the aggregate balance of the lenders' terminal construction debt, estimated at $181.1 million as of June 30, 2020. The collateral is to be returned when all amounts due by us under the lease have been paid in full.
During the quarter ended June 30, 2020, we amended our Port of Miami terminal lease to increase the lien basket in line with our debt facilities and obtain a financial covenant waiver to the first quarter of 2021. This obligation is prepayable at any time without penalty. As of June 30, 2020, we were in compliance with the amended covenants under the lease agreement.
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
Commencing in 2016 when we sold our 51% interest in the Pullmantur brand to Pullmantur Holdings, and continuing through the quarter ended June 30, 2020, we bareboat chartered to Pullmantur Holdings the vessels operated by the Pullmantur brand. On June 22, 2020, Pullmantur S.A., a subsidiary of Pullmantur Holdings, filed for reorganization in Spain. We terminated the bareboat charters. See Note 6. Other Assets for further discussion of Pullmantur. We accounted for the bareboat charters of these vessels as operating leases for which we were the lessor.
The components of lease expense were as follows (in thousands):

	Consolidated Statement of Comprehensive Income (Loss) Classification	Quarter Ended June 30, 2020	Six Months Ended June 30, 2020
Lease costs:
Operating lease costs	Commission, transportation and other	$17,875	$32,620
Operating lease costs	Other operating expenses	7,740	14,741
Operating lease costs	Marketing, selling and administrative expenses	5,662	11,030
Financial lease costs:
Amortization of right-of-use-assets	Depreciation and amortization expenses	(2,886)	1,995
Interest on lease liabilities	Interest expense, net of interest capitalized	1,263	3,196
Total lease costs		$29,654	$63,582

In addition, certain of our berthing agreements include variable lease costs based on the number of passengers berthed. During the six months ended June 30, 2020, we had $25.6 million of variable lease costs recorded within Commission, transportation and other in our consolidated statement of comprehensive income (loss). For the quarter ended June 30, 2020 there were no variable lease costs as a result of the ongoing suspension of our cruise operations. During the quarter and six months ended June 30, 2019, we had $21.5 million and $55.8 million, respectively, of variable lease costs recorded within Commission, transportation and other in our consolidated statement of comprehensive income (loss).
Weighted average of the remaining lease terms and weighted average discount rates are as follows:

As of June 30, 2020
Weighted average years of the remaining lease term
Operating leases	8.6
Finance leases	40.3
Weighted average discount rate
Operating leases	4.48%
Finance leases	6.68%
Supplemental cash flow information related to leases is as follows (in thousands):

Six Months Ended June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$60,352
Operating cash flows from finance leases	$3,196
Financing cash flows from finance leases	$8,504

As of June 30, 2020, maturities related to lease liabilities were as follows (in thousands):

Year	Operating Leases	Finance Leases
Remainder of 2020	$68,104	$24,116
2021	121,802	49,744
2022	110,034	23,480
2023	103,778	12,539
2024	75,543	12,529
Thereafter	417,131	407,624
Total lease payments	896,392	530,032
Less: Interest	(224,186)	(311,730)
Present value of lease liabilities	$672,206	$218,302

Note 9. Redeemable Noncontrolling Interest
In connection with the 2018 Silversea Cruises acquisition, we recorded redeemable noncontrolling interest due to the put options held by the noncontrolling interest shareholder. At the date of the 2018 Silversea Cruises acquisition, the estimated fair value of the redeemable noncontrolling interest was based on 33.3% of Silversea Cruises' equity value, which was determined based on the transaction price paid for 66.7% of Silversea Cruises in the 2018 Silversea Cruises acquisition. As of June 30, 2020, the noncontrolling interest shareholder's interest is presented as Redeemable noncontrolling interest and is classified outside of shareholders' equity in our consolidated balance sheets. Additionally, the noncontrolling interest's share in the net earnings (loss) and contractual accretion requirements associated with the put options are included in Net income attributable to noncontrolling interest in our consolidated statements of comprehensive income (loss).
The following table presents changes in the redeemable noncontrolling interest for the quarters and six months ended June 30, 2020 and June 30, 2019 (in thousands):

Beginning balance at April 1, 2020	$577,425
Net income attributable to noncontrolling interest, including the contractual accretion of the put options	7,444
Balance at June 30, 2020	$584,869

Beginning balance at January 1, 2020	$569,981
Net income attributable to noncontrolling interest, including the contractual accretion of the put options	14,888
Ending balance June 30, 2020	$584,869

Beginning balance at April 1, 2019	$549,645
Net income attributable to noncontrolling interest, including the contractual accretion of the put options	7,125
Ending balance at June 30, 2019	$556,770

Beginning balance at January 1, 2019	$542,020
Net income attributable to noncontrolling interest, including the contractual accretion of the put options	14,250
Distribution to noncontrolling interest	500
Ending balance at June 30, 2019	$556,770

On July 9, 2020, we acquired the 33.3% noncontrolling interest in Silversea Cruises from Heritage in exchange for 5.2 million shares of common stock, par value $0.01 per share, of Royal Caribbean Cruises Ltd. on the date of acquisition. Pursuant to the agreement governing the acquisition of the noncontrolling interest, among other things, the parties terminated any existing obligation to issue Heritage any contingent consideration, at fair value, in connection with our acquisition of a 66.7% interest in Silversea Cruises on July 31, 2018. The purchase of the 33.3% interest in Silversea Cruises will be accounted for as an equity transaction in July 2020 and no gain or loss will be recognized in earnings. The carrying amount of Silversea Cruises' noncontrolling interest will be adjusted to zero and the difference between the carrying amount of noncontrolling interest and the fair value of the consideration paid will be recognized in additional paid in capital.

Note 10. Commitments and Contingencies
Ship Purchase Obligations
Our future capital commitments consist primarily of new ship orders. As of June 30, 2020, we had one Quantum-class ship, two Oasis-class ships and three ships of a new generation, known as our Icon-class, on order for our Royal Caribbean International brand with an aggregate capacity of approximately 32,400 berths. As of June 30, 2020, we had two Edge-class ships on order for our Celebrity Cruises brand with an aggregate capacity of approximately 6,500 berths. Additionally, as of June 30, 2020, we have four ships on order for our Silversea Cruises brand with an aggregate capacity of approximately 2,300 berths.
In June 2019, Silversea Cruises entered into a $300 million unsecured term loan facility for the financing of Silver Moon to pay a portion of the ship's contract price through a facility guaranteed by us. We expect to draw upon this loan when we take delivery of the ship. The loan will be due and payable at maturity in June 2028, provided however, that each lender may elect to cause us to repay the outstanding amount of any advances held by such lender on June 2026 upon 90 days advance notice. The loan amortizes semi-annually starting six months after funding, with 1/24th of the outstanding principal payable every six months and the balance payable upon maturity. Interest on the loan will accrue at LIBOR plus 1.50%.
In September 2019, Silversea Cruises entered into two credit agreements, guaranteed by us, for the unsecured financing of the first and second Evolution-class ships for an amount of up to 80% of each ship's contract price through facilities to be guaranteed 95% by Euler Hermes, the official export credit agency of Germany. The maximum loan amount under each facility is not to exceed the United States dollar equivalent of €351.6 million in the case of the first Evolution-class ship and €359.0 million in the case of the second Evolution-class ship, or approximately $394.8 million and $403.1 million, respectively, based on the exchange rate at June 30, 2020. Each loan, once funded, will amortize semi-annually and will mature 12 years following the delivery of each ship. At our election, interest on each loan will accrue either (1) at a fixed rate of 4.14% and 4.18%, respectively (inclusive of the applicable margin) or (2) at a floating rate equal to LIBOR plus 0.79% and 0.83%, respectively. The first and second Evolution-class ships will each have a capacity of approximately 600 berths.
In December 2019, we entered into a credit agreement for the unsecured financing of the sixth Oasis-class ship for up to 80% of the ship’s contract price through a facility to be guaranteed 100% by BpiFrance Assurance Export, the official export credit agency of France. Under the financing arrangement, we have the right, but not the obligation, to satisfy the obligations to be incurred upon delivery and acceptance of the ship under the shipbuilding contract by assuming, at delivery and acceptance, the debt indirectly incurred by the shipbuilder during the construction of the ship. The maximum loan amount under the facility is not to exceed the United States dollar equivalent of €1.3 billion, or approximately $1.5 billion based on the exchange rate at June 30, 2020. The loan will amortize semi-annually and will mature 12 years following delivery of the ship. Interest on the loan will accrue at a fixed rate of 3.00% (inclusive of margin). The sixth Oasis-class ship will have a capacity of approximately 5,700 berths.
In December 2019, we entered into a credit agreement for the unsecured financing of the third Icon-class ship for up to 80% of the ship’s contract price. Finnvera plc, the official export credit agency of Finland, has agreed to guarantee 95% of the substantial majority of the financing, with a smaller portion of the financing to be 95% guaranteed by Euler Hermes, the official German export credit agency. The maximum loan amount under the facility is not to exceed the United States dollar equivalent of €1.4 billion, or approximately $1.6 billion based on the exchange rate at June 30, 2020. The loan, once funded, will amortize semi-annually and will mature 12 years following the delivery of the ship. Approximately 60% of the loan will accrue interest at a fixed rate of 3.29%. The balance of the loan will accrue interest at a floating rate of LIBOR plus 0.85%. The third Icon-class ship will have a capacity of approximately 5,600 berths.
Our future capital commitments consist primarily of new ship orders. As of June 30, 2020, our Global Brands and Partner Brands have the following ships on order. COVID-19 has impacted shipyard operations and will result in delays of our previously contracted ship deliveries. Of five ships originally scheduled for delivery between July 2020 and December 2021, we expect that Silver Moon, Silver Dawn and Odyssey of the Seas will be delivered within the remaining time frame. The exact duration of the ship delivery delays are currently under discussion with the impacted shipyards:

Ship	Shipyard	Contractual Delivery Date	Approximate Berths
Royal Caribbean International —
Oasis-class:
Wonder of the Seas	Chantiers de l'Atlantique	2nd Quarter 2021	5,700
Unnamed	Chantiers de l'Atlantique	4th Quarter 2023	5,700
Quantum-class:
Odyssey of the Seas	Meyer Werft	4th Quarter 2020	4,200
Icon-class:
Unnamed	Meyer Turku Oy	2nd Quarter 2022	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2024	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2025	5,600
Celebrity Cruises —
Edge-class:
Celebrity Beyond	Chantiers de l'Atlantique	4th Quarter 2021	3,250
Unnamed	Chantiers de l'Atlantique	4th Quarter 2022	3,250
Silversea Cruises —
Muse-Class:
Silver Moon	Fincantieri	3rd Quarter 2020	550
Silver Dawn	Fincantieri	3rd Quarter 2021	550
Evolution Class:
Unnamed	Meyer Werft	1st Quarter 2022	600
Unnamed	Meyer Werft	1st Quarter 2023	600
TUI Cruises (50% joint venture) —
Mein Schiff 7	Meyer Turku Oy	2nd Quarter 2023	2,900
Unnamed	Fincantieri	3rd Quarter 2024	4,100
Unnamed	Fincantieri	1st Quarter 2026	4,100
Hapag-Lloyd Cruises (50% joint venture) —
Hanseatic Spirit	Vard	2nd Quarter 2021	230
Total Berths			52,530
As of June 30, 2020, the aggregate cost of our ships on order presented in the table above, excluding any ships on order by our Partner Brands, was approximately $13.9 billion, of which we had deposited $833.1 million as of such date. Approximately 62.5% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at June 30, 2020. Refer to Note 13. Fair Value Measurements and Derivative Instruments for further information.
In addition, as of June 30, 2020, we have an agreement in place with Chantiers de l'Atlantique to build an additional Edge-class ship for delivery in the 4th quarter of 2024, which is contingent upon completion of conditions precedent and financing.
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
During the three months ended June 30, 2020, we agreed with certain of our lenders not to pay dividends or engage in common stock repurchases for so long as our debt covenant waivers are in effect. In addition, in the event we declare a dividend or engage in share repurchases, we will need to repay the amounts deferred under our export credit facilities as part of the Debt Holiday. Accordingly, we did not declare a dividend during the second quarter of 2020.

Note 12. Changes in Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2020 and 2019 (in thousands):

	Accumulated Other Comprehensive Income (Loss) for the six months ended June 30, 2020				Accumulated Other Comprehensive Income (Loss) for the Six Months Ended June 30, 2019
	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated comprehensive loss at beginning of the year	$(688,529)	$(45,558)	$(63,626)	$(797,713)	$(537,216)	$(26,023)	$(64,495)	$(627,734)
Other comprehensive income (loss) before reclassifications	(221,571)	(14,900)	2,327	(234,144)	(3,249)	(10,758)	7,827	(6,180)
Amounts reclassified from accumulated other comprehensive loss	45,297	1,033	34,300	80,630	(19,642)	383	—	(19,259)
Net current-period other comprehensive income (loss)	(176,274)	(13,867)	36,627	(153,514)	(22,891)	(10,375)	7,827	(25,439)
Ending balance	$(864,803)	$(59,425)	$(26,999)	$(951,227)	$(560,107)	$(36,398)	$(56,668)	$(653,173)

The following table presents reclassifications out of accumulated other comprehensive income (loss) for the quarters and six months ended June 30, 2020 and 2019 (in thousands):

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
Details About Accumulated Other Comprehensive Income (Loss) Components	Quarter Ended June 30, 2020	Quarter Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019	Affected Line Item in Statements of Comprehensive Income (Loss)
Gain (loss) on cash flow derivative hedges:
Interest rate swaps	$(6,016)	$(409)	$(9,407)	$(800)	Interest expense, net of interest capitalized
Foreign currency forward contracts	(3,780)	(3,545)	(7,117)	(6,879)	Depreciation and amortization expenses
Foreign currency forward contracts	(2,581)	(1,300)	(4,344)	(2,615)	Other income (expense)
Fuel swaps	2,149	(1,188)	2,493	(1,444)	Other income (expense)
Fuel swaps	(12,689)	13,362	(26,922)	31,380	Fuel
	(22,917)	6,920	(45,297)	19,642
Amortization of defined benefit plans:
Actuarial loss	(528)	(195)	(1,033)	(383)	Payroll and related
	(528)	(195)	(1,033)	(383)
Release of net foreign cumulative translation due to sale or liquidation of businesses
Foreign cumulative translation	(34,300)	—	(34,300)	—	Other expense
Total reclassifications for the period	$(57,745)	$6,725	$(80,630)	$19,259

During the quarter and six months ended June 30, 2020, a $69.0 million loss was recorded within Other expense in our consolidated statements of comprehensive (loss) income, consisting of a $92.6 million loss resulting from the recognition of a currency translation adjustment, partially offset by the recognition of a deferred $23.6 million foreign exchange gain related to the Pullmantur net investment hedge. In connection with the Pullmantur reorganization, we no longer have significant involvement in the Pullmantur operations and these amounts previously deferred in Accumulated other comprehensive loss were recognized in earnings. Of the $69.0 million loss, $34.3 million was released from Accumulated other comprehensive loss as of June 30, 2020.

Note 13. Fair Value Measurements and Derivative Instruments
Fair Value Measurements
The estimated fair value of our financial instruments that are not measured at fair value, categorized based upon the fair value hierarchy, are as follows (in thousands):

	Fair Value Measurements at June 30, 2020 Using					Fair Value Measurements at December 31, 2019 Using
Description	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Cash and cash equivalents(4)	$4,146,691	$4,146,691	$4,146,691	$—	$—	$243,738	$243,738	$243,738	$—	$—
Total Assets	$4,146,691	$4,146,691	$4,146,691	$—	$—	$243,738	$243,738	$243,738	$—	$—
Liabilities:
Long-term debt (including current portion of debt)(5)	$18,241,405	$18,915,653	$—	$18,915,653	$—	$9,370,438	$10,059,055	$—	$10,059,055	$—
Total Liabilities	$18,241,405	$18,915,653	$—	$18,915,653	$—	$9,370,438	$10,059,055	$—	$10,059,055	$—
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
(3) Inputs that are unobservable. The Company did not use any Level 3 inputs as of June 30, 2020 and December 31, 2019.
(4) Consists of cash and marketable securities with original maturities of less than 90 days.
(5) Consists of unsecured revolving credit facilities, senior notes, senior debentures and term loans. These amounts do not include our capital lease obligations or commercial paper.
Other Financial Instruments
The carrying amounts of accounts receivable, accounts payable, accrued interest, accrued expenses and commercial paper approximate fair value at June 30, 2020 and December 31, 2019.
Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2020 Using				Fair Value Measurements at December 31, 2019 Using
Description	Total	Level 1(1)	Level 2(2)	Level 3(3)	Total	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Derivative financial instruments(4)	$39,045	$—	$39,045	$—	$39,994	$—	$39,994	$—
Total Assets	$39,045	$—	$39,045	$—	$39,994	$—	$39,994	$—
Liabilities:
Derivative financial instruments(5)	$404,284	$—	$404,284	$—	$257,728	$—	$257,728	$—
Contingent consideration (6)	17,795	—	—	17,795	62,400	—	—	62,400
Total Liabilities	$422,079	$—	$404,284	$17,795	$320,128	$—	$257,728	$62,400
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
(6)The contingent consideration related to the 2018 Silversea Cruises acquisition was estimated by applying a Monte-Carlo simulation method using our closing stock price along with significant inputs not observable in the market, including the probability of achieving the milestones and estimated future operating results. The Monte-Carlo simulation is a generally accepted statistical technique used to generate a defined number of valuation paths in order to develop a reasonable estimate of fair value.
The reported fair values are based on a variety of factors and assumptions. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of June 30, 2020 or December 31, 2019, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.
Nonfinancial Instruments Recorded at Fair Value on a Nonrecurring Basis
The following table presents information about the Company’s nonfinancial instruments recorded at fair value on a nonrecurring basis (in thousands):

	Fair Value Measurements at June 30, 2020 Using
Description	Total Carrying Amount	Total Fair Value	Level 3	Total Impairment for the Quarter ended June 30, 2020	Total Impairment for the Six Months ended June 30, 2020
Silversea Cruises Goodwill (1)	$508,578	$508,579	$508,579	$—	576,208
Indefinite-life intangible asset (2)	$299,173	$299,173	$299,173	$—	30,800
Long-lived assets - vessels(3)	$28,607	$28,607	$28,607	$51,613	468,670
Right-of-use assets(4)	$16,427	$16,427	$16,427	$13,276	59,221
Equity-method investments(5)	—	—	—	$—	39,735
Total	$852,785	$852,786	$852,786	$64,889	1,174,634
_________________________________________________________________________________________________________
(1) We estimated the fair value of the Silversea Cruises reporting unit using a probability-weighted discounted cash flow model in combination with a market based valuation approach. The principal assumptions used in the discounted cash flow model are projected operating results, weighted-average cost of capital and terminal value. Significantly impacting these assumptions were changes in market conditions associated with COVID-19 and its impact to the business and related operating plans. The discounted cash flow model used our 2020 projected operating results as a base. To that base we added future years’ cash flows through 2030 assuming multiple revenue and expense scenarios that reflect the impact of different global economic environments for this period on Silversea Cruises' reporting unit. We assigned a probability to each revenue and expense scenario. We discounted the projected cash flows using rates specific to Silversea Cruises' reporting unit based on its weighted-average cost of capital, which was determined to be 12.75%. A significant input in performing the fair value assessment for the Silversea Cruises goodwill was forecasted operating results, which takes into consideration expected ship deliveries, including ship options. The fair value of Silversea Cruises’ goodwill was estimated as of March 31, 2020, the date of the last impairment test.

(2) We estimated the fair value of our indefinite-life intangible asset using a discounted cash flow model and the relief-from-royalty method. For the Silversea Cruises trade name we used a discount rate of 13.25%, comparable to the rate used in valuing the Silversea Cruises reporting unit. Significant inputs in performing the fair value assessment for the trade name were the royalty rate of 3.0% and forecasted net revenues, which takes into consideration expected ship deliveries, including ship options. The fair value of the Silversea Cruises trade name was estimated as of March 31, 2020, the date of the last impairment test.

(3) For the vessels impaired as of March 31, 2020, we estimated the fair value of two of our vessels using a blended indication from the income and cost approaches and the fair value of the remaining vessels was estimated primarily based on their orderly liquidation values. For the vessels impaired as of June 30, 2020, we estimated the fair value of the vessels using a modified market approach based on the carrying values and orderly liquidation values of the vessels. A significant input in performing the fair value assessments for these vessels was management's expected use of the vessels, which takes into consideration forecasted operating results.

(4) Impairments to our right-of-use assets relate to certain of our berthing arrangements and a ship operating lease. We estimated the fair value of the berthing arrangements using estimated projected discounted cash flows and the fair value of the ship operating lease was estimated using a cost approach. The fair value of the berthing arrangements was estimated as of March 31, 2020, the date these assets were last impaired, and a significant input in performing the fair value assessments for these assets was our expected passenger headcount. The fair value of the ship operating lease was estimated as of June 30, 2020 and significant inputs in performing the fair value assessment for this asset were current and residual values of the vessel, expected rate of return and remaining lease payments.

(5) We estimated the fair value of our other than temporarily impaired equity-method investments using a discounted cash flow model. A significant input in performing the fair value assessments for these assets was forecasted operating results for these investments. The fair value of these equity-method investments was estimated as of March 31, 2020, the date these assets were last impaired.

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
The following table presents information about the Company’s offsetting of financial assets under master netting agreements with derivative counterparties (in thousands):

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of June 30, 2020				As of December 31, 2019
	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$39,045	$(38,697)	$—	$348	$39,994	$(39,994)	$—	$—
Total	$39,045	$(38,697)	$—	$348	$39,994	$(39,994)	$—	$—
The following table presents information about the Company’s offsetting of financial liabilities under master netting agreements with derivative counterparties (in thousands):

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of June 30, 2020				As of December 31, 2019
	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Pledged	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$(404,284)	$38,697	$20,160	$(345,427)	$(257,728)	$39,994	$—	$(217,734)
Total	$(404,284)	$38,697	$20,160	$(345,427)	$(257,728)	$39,994	$—	$(217,734)
Concentrations of Credit Risk
We monitor our credit risk associated with financial and other institutions with which we conduct significant business and, to minimize these risks, we select counterparties with credit risks acceptable to us and we seek to limit our exposure to an individual counterparty. Credit risk, including but not limited to counterparty nonperformance under derivative instruments, our credit facilities and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions, insurance companies and export credit agencies many of which we have long-term relationships with and which have credit risks acceptable to us or where the credit risk is spread out among a large number of counterparties. As of June 30, 2020, we had counterparty credit risk exposure under our derivative instruments of $1.7 million, which was limited to the cost of replacing the contracts in the event of non-performance by the counterparties to the contracts, the majority of which are currently our lending banks. We do not anticipate nonperformance by any of our significant counterparties. In addition, we have established guidelines we follow regarding credit ratings and instrument maturities to maintain safety and liquidity. We do not normally require collateral or other security to support credit relationships; however, in certain circumstances this option is available to us.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates primarily relates to our debt obligations including future interest payments. At June 30, 2020 and December 31, 2019, approximately 66.3% and 62.1%, respectively, of our debt was effectively fixed. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense.
Market risk associated with our fixed rate debt is the potential increase in fair value resulting from a decrease in interest rates. We use interest rate swap agreements that effectively convert a portion of our fixed-rate debt to a floating-rate basis to manage this risk. At June 30, 2020 and December 31, 2019, we maintained interest rate swap agreements on the following fixed-rate debt instruments:

Debt Instrument	Swap Notional as of June 30, 2020 (In thousands)	Maturity	Debt Fixed Rate	Swap Floating Rate: LIBOR plus	All-in Swap Floating Rate as of June 30, 2020
Oasis of the Seas term loan	$52,500	October 2021	5.41%	3.87%	4.84%
Unsecured senior notes	650,000	November 2022	5.25%	3.63%	4.02%
	$702,500
These interest rate swap agreements are accounted for as fair value hedges.
Market risk associated with our long-term floating rate debt is the potential increase in interest expense from an increase in interest rates. We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage this risk. At June 30, 2020 and December 31, 2019, we maintained interest rate swap agreements on the following floating-rate debt instruments:

Debt Instrument	Swap Notional as of June 30, 2020 (In thousands)	Maturity	Debt Floating Rate		All-in Swap Fixed Rate
Celebrity Reflection term loan	$245,437	October 2024	LIBOR plus	0.40%	2.85%
Quantum of the Seas term loan	398,125	October 2026	LIBOR plus	1.30%	3.74%
Anthem of the Seas term loan	422,917	April 2027	LIBOR plus	1.30%	3.86%
Ovation of the Seas term loan	553,333	April 2028	LIBOR plus	1.00%	3.16%
Harmony of the Seas term loan (1)	519,056	May 2028	EURIBOR plus	1.15%	2.26%
Odyssey of the Seas term loan (2)	460,000	October 2032	LIBOR plus	0.95%	3.20%
Odyssey of the Seas term loan (2)	191,667	October 2032	LIBOR plus	0.95%	2.83%
	$2,790,535
(1)Interest rate swap agreements hedging the Euro-denominated term loan for Harmony of the Seas include EURIBOR zero-floor matching the hedged debt EURIBOR zero-floor. Amount presented is based on the exchange rate as of June 30, 2020.
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
The notional amount of interest rate swap agreements related to outstanding debt and our current unfunded financing arrangements as of June 30, 2020 and December 31, 2019 was $3.5 billion.
Foreign Currency Exchange Rate Risk
Derivative Instruments
Our primary exposure to foreign currency exchange rate risk relates to our ship construction contracts denominated in Euros, our foreign currency denominated debt and our international business operations. We enter into foreign currency forward contracts to manage portions of the exposure to movements in foreign currency exchange rates. As of June 30, 2020, the aggregate cost of our ships on order was $13.9 billion, of which we had deposited $833.1 million as of such date. These amounts do not include any ships placed on order that are contingent upon completion of conditions precedent and/or financing, any ships on order by our Partner Brands and any ships on order placed by Silversea Cruises during the reporting lag period. Refer to Note 10. Commitments and Contingencies, for further information on our ships on order.  At June 30, 2020 and December 31, 2019, approximately 62.5% and 65.9%, respectively, of the aggregate cost of the ships under construction was exposed to fluctuations in the Euro exchange rate. Our foreign currency forward contract agreements are accounted for as cash flow or net investment hedges depending on the designation of the related hedge.
On a regular basis, we enter into foreign currency forward contracts and, from time to time, we utilize cross-currency swap agreements and collar options to minimize the volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than our functional currency or the functional currencies of our foreign subsidiaries. During the second quarter of 2020, we maintained an average of approximately $275.1 million of these foreign currency forward contracts. These instruments are not designated as hedging instruments. For the quarters ended June 30, 2020 and 2019, changes in the fair value of the foreign currency forward contracts resulted in a gain and a loss of $12.5 million and $(4.2) million, respectively. These amounts were recognized in earnings within Other income (expense) in our consolidated statements of comprehensive income (loss).
We consider our investments in our foreign operations to be denominated in relatively stable currencies and to be of a long-term nature. As of June 30, 2020, we maintained foreign currency forward contracts and designated them as hedges of a portion of our net investments primarily in TUI Cruises of €245.0 million, or approximately $275.1 million based on the exchange rate at June 30, 2020. These forward currency contracts mature in October 2021.
The notional amount of outstanding foreign exchange contracts, excluding the forward contracts entered into to minimize remeasurement volatility, as of both June 30, 2020 and December 31, 2019 was $3.4 billion and $2.9 billion, respectively.
Non-Derivative Instruments
We also address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries’ and investments’ functional currencies and designating it as a hedge of these subsidiaries and investments. We had designated debt as a hedge of our net investments primarily in TUI Cruises of €326.0 million, or approximately $366.0 million, as of June 30, 2020. As of December 31, 2019, we had designated debt as a hedge of our net investments in TUI Cruises of €319.0 million, or approximately $358.1 million.
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

The current suspension of our cruise operations due to the COVID-19 pandemic resulted in reductions to our forecasted fuel purchases. As of June 30, 2020, we discontinued cash flow hedge accounting on 0.3 million metric tons of our fuel swap agreements maturing in 2020 and 2021. The discontinuance of the hedging relationship for these fuel swap agreements resulted in the reclassification of a net $68.6 million loss from Accumulated other comprehensive loss to Other expense during the six months ended June 30, 2020. Changes in the fair value of these fuel derivatives are currently recognized in Other expense each reporting period.
At June 30, 2020, we have hedged the variability in future cash flows for certain forecasted fuel transactions occurring through 2023. As of June 30, 2020 and December 31, 2019, we had the following outstanding fuel swap agreements:

	Fuel Swap Agreements
	As of June 30, 2020	As of December 31, 2019
Designated as hedges:	(metric tons)
2020	205,400	792,900
2021	599,700	488,900
2022	404,300	322,900
2023	82,400	82,400

	Fuel Swap Agreements
	As of June 30, 2020	As of December 31, 2019
	(% hedged)
Designated hedges as a % of projected fuel purchases:
2020	64%	52%
2021	40%	30%
2022	23%	19%
2023	5%	5%

	Fuel Swap Agreements
	As of June 30, 2020	As of December 31, 2019
Not designated as hedges:	(metric tons)
2020	172,100	37,600
2021	15,200	—

At June 30, 2020, $52.0 million of estimated unrealized loss associated with our cash flow hedges pertaining to fuel swap agreements is expected to be reclassified to earnings from Accumulated other comprehensive loss within the next twelve months. Reclassification is expected to occur as the result of fuel consumption associated with our hedged forecasted fuel purchases.
The fair value and line item caption of derivative instruments recorded within our consolidated balance sheets were as follows (in thousands):

	Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of June 30, 2020	As of December 31, 2019	Balance Sheet Location	As of June 30, 2020	As of December 31, 2019
		Fair Value	Fair Value		Fair Value	Fair Value
Derivatives designated as hedging instruments under ASC 815-20(1)
Interest rate swaps	Other assets	$21,695	$11	Other long-term liabilities	$102,687	$64,168
Foreign currency forward contracts	Derivative financial instruments	697	—	Derivative financial instruments	83,034	75,260
Foreign currency forward contracts	Other assets	16,482	9,380	Other long-term liabilities	60,887	64,711
Fuel swaps	Derivative financial instruments	—	16,922	Derivative financial instruments	40,285	16,901
Fuel swaps	Other assets	—	8,677	Other long-term liabilities	80,462	33,965
Total derivatives designated as hedging instruments under 815-20		38,874	34,990		367,355	255,005
Derivatives not designated as hedging instruments under ASC 815-20
Foreign currency forward contracts	Derivative financial instruments	$171	$3,186	Derivative financial instruments	$165	$2,419
Foreign currency forward contracts	Other assets	—	—	Other long-term liabilities	—	—
Fuel swaps	Derivative financial instruments	—	1,643	Derivative financial instruments	35,334	295
Fuel swaps	Other Assets	—	175	Other long-term liabilities	1,430	9
Total derivatives not designated as hedging instruments under 815-20		171	5,004		36,929	2,723
Total derivatives		$39,045	$39,994		$404,284	$257,728
(1)Accounting Standard Codification 815-20 “Derivatives and Hedging.”
The location and amount of gain or (loss) recognized in income on fair value and cash flow hedging relationships were as follows (in thousands):

	Quarter Ended June 30, 2020				Quarter Ended June 30, 2019
	Fuel Expense	Depreciation and Amortization Expenses	Interest Income (Expense)	Other Income (Expense)	Fuel Expense	Depreciation and Amortization Expenses	Interest Income (Expense)	Other Income (Expense)
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$79,192	$319,757	$(213,683)	$(83,825)	$181,924	$311,600	$(104,962)	$(21,781)
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	n/a	n/a	$(1,904)	$—	n/a	n/a	$(13,287)	$—
Derivatives designated as hedging instruments	n/a	n/a	$2,870	$—	n/a	n/a	$10,944	$—
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income (loss) into income	n/a	n/a	$(6,016)	n/a	n/a	n/a	$(409)	n/a
Commodity contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income (loss) into income	$(12,689)	n/a	n/a	$2,149	$13,362	n/a	n/a	$(1,188)
Foreign exchange contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income (loss) into income	n/a	$(3,780)	n/a	$(2,581)	n/a	$(3,545)	n/a	$(1,300)

	Six Months Ended June 30, 2020				Six Months Ended June 30, 2019
	Fuel Expense	Depreciation and Amortization Expenses	Interest Income (Expense)	Other Income (Expense)	Fuel Expense	Depreciation and Amortization Expenses	Interest Income (Expense)	Other Income (Expense)
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$273,460	$644,087	$(301,060)	$(116,684)	$342,095	$603,885	$(195,593)	$(26,869)
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	n/a	n/a	$(23,234)	—	n/a	n/a	$(21,746)	$—
Derivatives designated as hedging instruments	n/a	n/a	$23,299	—	n/a	n/a	$16,779	$—
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income (loss) into income	n/a	n/a	$(9,407)	n/a	n/a	n/a	$(800)	n/a
Commodity contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income (loss) into income	$(26,922)	n/a	n/a	$2,493	$31,380	n/a	n/a	$(1,444)
Foreign exchange contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income (loss) into income	n/a	$(7,117)	n/a	$(4,344)	n/a	$(6,879)	n/a	$(2,615)

The carrying value and line item caption of non-derivative instruments designated as hedging instruments recorded within our consolidated balance sheets were as follows (in thousands):

		Carrying Value
Non-derivative instrument designated as hedging instrument under ASC 815-20	Balance Sheet Location	As of June 30, 2020	As of December 31, 2019
Foreign currency debt	Current portion of debt	$73,595	$73,572
Foreign currency debt	Long-term debt	292,454	284,506
		$366,049	$358,078
The effect of derivative instruments qualifying and designated as hedging instruments and the related hedged items in fair value hedges on the consolidated statements of comprehensive income (loss) was as follows (in thousands):

Derivatives and Related Hedged Items under ASC 815-20 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative and Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative				Amount of Gain (Loss) Recognized in Income on Hedged Item
		Quarter Ended June 30, 2020	Quarter Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019	Quarter Ended June 30, 2020	Quarter Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Interest rate swaps	Interest expense, net of interest capitalized	$2,870	$10,944	$23,299	$16,779	$(1,904)	$(13,287)	$(23,234)	$(21,746)
Interest rate swaps	Other income (expense)	—	—	—	—	—	—	—	—
		$2,870	$10,944	$23,299	$16,779	$(1,904)	$(13,287)	$(23,234)	$(21,746)

The fair value and line item caption of derivative instruments recorded within our consolidated balance sheets for the cumulative basis adjustment for fair value hedges were as follows (in thousands):

Line Item in the Statement of Financial Position Where the Hedged Item is Included	Carrying Amount of the Hedged Liabilities		Cumulative amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
	As of June 30, 2020	As of December 31, 2019	As of June 30, 2020	As of December 31, 2019
Current portion of debt and Long-term debt	$721,611	$715,234	$21,934	$(1,301)
	$721,611	$715,234	$21,934	$(1,301)
The effect of derivative instruments qualifying and designated as cash flow hedging instruments on the consolidated financial statements was as follows (in thousands):

Derivatives under ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Loss) on Derivative				Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
	Quarter Ended June 30, 2020	Quarter Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019		Quarter Ended June 30, 2020	Quarter Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Interest rate swaps	$4,406	$(40,132)	$(48,189)	$(68,461)	Interest expense, net of interest capitalized	$(6,016)	$(409)	$(9,407)	$(800)
Foreign currency forward contracts	42,354	19,394	(57,660)	(70,750)	Depreciation and amortization expenses	(3,780)	(3,545)	(7,117)	(6,879)
Foreign currency forward contracts	—	—	—	—	Other income (expense)	(2,581)	(1,300)	(4,344)	(2,615)
Fuel swaps	—	—	—	—	Other income (expense)	2,149	(1,188)	2,493	(1,444)
Fuel swaps	54,655	(44,076)	(115,722)	135,962	Fuel	(12,689)	13,362	(26,922)	31,380
	$101,415	$(64,814)	$(221,571)	$(3,249)		$(22,917)	$6,920	$(45,297)	$19,642
The table below represents amounts excluded from the assessment of effectiveness for our net investment hedging instruments for which the difference between changes in fair value and periodic amortization is recorded in accumulated other comprehensive income (loss) (in thousands):

Gain (Loss) Recognized in Income (Net Investment Excluded Components)	Six Months Ended June 30, 2020
Net inception fair value at January 1, 2020	$(8,008)
Amount of gain recognized in income on derivatives for the period ended June 30, 2020	3,273
Amount of gain (loss) remaining to be amortized in accumulated other comprehensive loss, as of June 30, 2020	1,580
Fair value at June 30, 2020	$(3,155)
The effect of non-derivative instruments qualifying and designated as net investment hedging instruments on the consolidated financial statements was as follows (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)
Non-derivative instruments under ASC 815-20 Net Investment Hedging Relationships	Quarter Ended June 30, 2020	Quarter Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Foreign Currency Debt	$(7,541)	$(2,994)	$(52)	$2,708
	$(7,541)	$(2,994)	$(52)	$2,708

The effect of derivatives not designated as hedging instruments on the consolidated financial statements was as follows (in thousands):

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments under ASC 815-20	Location of Gain (Loss) Recognized in Income on Derivatives	Quarter Ended June 30, 2020	Quarter Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Foreign currency forward contracts	Other income (expense)	$12,504	$(4,168)	$(40,172)	$846
Fuel swaps	Fuel	—	122	—	(14)
Fuel swaps	Other income (expense)	(9,153)	(21)	(76,359)	(119)
		$3,351	$(4,067)	$(116,531)	$713
Credit Related Contingent Features
Our current interest rate derivative instruments require us to post collateral if our Standard & Poor’s and Moody’s credit ratings fall below specified levels. Specifically, under most of our agreements, if on the fifth anniversary of executing a derivative instrument, or on any succeeding fifth-year anniversary, our credit ratings for our senior unsecured debt is rated below BBB- by Standard & Poor’s and Baa3 by Moody’s, then the counterparty will periodically have the right to demand that we post collateral in an amount equal to the difference between (i) the net market value of all derivative transactions with such counterparty that have reached their fifth year anniversary, to the extent negative, and (ii) the applicable minimum call amount.

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

During the quarter ended June 30, 2020, our senior unsecured debt credit rating was BB by Standard & Poor's and Ba2 by Moody's. As of June 30, 2020, six of our interest rate derivative hedges had a term of at least five years requiring us to post collateral of $20.2 million to satisfy our obligations under our interest rate derivative agreements, taking into account collateral waivers issued by certain banks. We believe the maximum additional collateral we may need to provide under these agreements in the next twelve months is approximately $73.6 million.

Note 14. Restructuring Charges
We incurred restructuring charges of $29.3 million and $46.9 million for the quarter and six months ended June 30, 2020, respectively, in connection with the centralization of our global sales and marketing structure and the reduction of our U.S. workforce.
Centralization of Global Sales and Marketing Structure
During the year ended December 31, 2019, we implemented a strategy related to the restructuring and centralization of our international sales and marketing structure. Activities related to this strategy focused on moving from a multi-brand sales model to a brand dedicated sales model, which resulted in the consolidation of some of our international offices and personnel reorganization among our sales and marketing teams. The personnel reorganization resulted in the recognition of a liability for one-time termination benefits during the twelve months ended December 31, 2019. We also incurred contract termination costs related to the closure of some of our international offices and other related costs consisting of legal and consulting fees to implement this initiative. As a result of these actions, we incurred restructuring exit costs of $12.0 million for the year ended December 31, 2019, which were reported within Marketing, selling and administrative expenses in our consolidated statements of comprehensive income (loss). As of June 30, 2020, we incurred $21.5 million restructuring costs and expect to incur $1.9 million additional costs as it relates to the restructuring activities of this strategy.
The following table summarizes our restructuring exit costs as it relates to the centralization of our global sales and marketing structure (in thousands):

	Beginning balance January 1, 2020	Accruals	Payments	Ending balance June 30, 2020	Cumulative Charges Incurred	Expected Additional Expenses to be Incurred
Termination benefits	$8,389	$2,620	$2,748	$8,261	$11,500	$312
Contract termination costs	338	—	—	338	338	390
Other related costs	2,785	6,837	6,996	2,626	9,645	1,247
Total	$11,512	$9,457	$9,744	$11,225	$21,483	$1,949

Operating Expense Reduction in Workforce
In April 2020, we reduced our US shoreside workforce by approximately 23% through a combination of permanent layoffs and 90-day furloughs with paid benefits. We incurred severance costs of $25.4 million during the quarter ended June 30, 2020. In July 2020, we incurred an additional $1.5 million of termination benefits related to this workforce reduction.

The following table summarizes our restructuring costs as it relates to the April 2020 reduction in our workforce (in thousands):

	Beginning balance January 1, 2020	Accruals	Payments	Ending balance June 30, 2020	Cumulative Charges Incurred	Expected Additional Expenses to be Incurred
Termination benefits	$—	$25,382	$10,872	$14,509	$25,382	$1,537
Contract termination costs	—	—	—	—	—	—
Other related costs	—	—	—	—	—	—
Total	$—	$25,382	$10,872	$14,509	$25,382	$1,537

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
•a discussion of our results of operations for the quarter ended June 30, 2020 and six months ended June 30, 2020, compared to the same periods in 2019;
•a discussion of our business outlook
•a discussion of our liquidity and capital resources, including our future capital and contractual commitments and potential funding sources.

Critical Accounting Policies
Valuation of Goodwill, Indefinite-Lived Intangible Assets and Long-Lived Assets

The outbreak of COVID-19 has resulted in an unprecedented global response to contain the spread and control the resurgence of the disease. These global efforts have resulted in travel restrictions and created significant uncertainty regarding worldwide port closures and availability. As part of the global containment effort, the Company previously announced a voluntary suspension of its Global Brands' cruise operations through at least October 31, 2020, excluding China and Australia. Continued disruptions to travel and port operations in various regions may result in further suspensions. Refer to Note 1. General to our consolidated financial statements for further information regarding COVID-19 and its impact to the Company.

As a result of these developments, we performed interim impairment evaluations on our goodwill, indefinite-lived intangible assets and long-lived assets as discussed below in connection with the preparation of our financial statements for the quarters ended March 31, 2020 and June 30, 2020.

When performing the goodwill impairment test, the fair value of the reporting unit is determined and compared to the carrying value of the net assets allocated to the reporting unit. We typically estimate the fair value of our reporting units using a probability-weighted discounted cash flow model, which may also include a combination of a market-based valuation approach. The estimation of fair value utilizing discounted expected future cash flows includes numerous uncertainties which require our significant judgment when making assumptions of expected revenues, operating costs, marketing, selling and administrative expenses, interest rates, ship additions and retirements as well as assumptions regarding the cruise vacation industry's competitive environment and general economic and business conditions, among other factors. The principal assumptions we use in the discounted cash flow model are projected operating results, weighted average cost of capital, revenue base, revenue growth rate and terminal rate. The discounted cash flow model uses the most current projected operating results for the upcoming fiscal year as a base. To that base, we add future years' cash flows assuming multiple revenue and expense scenarios that reflect the impact of different global economic environments beyond the base year on the reporting unit. We discount the projected cash flows using rates specific to the reporting unit based on its weighted-average cost of capital. If the fair value of the reporting unit exceeds its carrying value, no write-down of goodwill is required. As amended by ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment, if the fair value of the reporting unit is less than the carrying value of its net assets, an impairment is recognized based on the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to such reporting unit.

For further discussion of our critical accounting policies, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report on Form 10-K for the year ended December 31, 2019, as updated by our Current Report on Form 8-K dated May 13, 2020. For further discussion on impairment losses recorded in the six months ended June 30, 2020, refer to Note 3. Impairment and Credit Losses to our consolidated financial statements.

Royal Caribbean International Reporting Unit

We performed interim impairment evaluations of Royal Caribbean International’s goodwill in connection with the preparation of our financial statements during the quarters ended March 31, 2020 and June 30, 2020. As a result of the tests, we determined that the fair value of the Royal Caribbean International reporting unit exceeded its carrying value by approximately 30% and 8% resulting in no impairment to the Royal Caribbean International goodwill in either period. We estimated the fair value of the Royal Caribbean International reporting unit using a probability-weighted discounted cash flow model in combination with a market based valuation approach. Significant assumptions used in these valuations include the weighted average cost of capital discount factor, revenue base, revenue growth rate and terminal rate. As of June 30, 2020, the carrying amount of goodwill attributable to our Royal Caribbean reporting unit was $296.5 million.

Silversea Cruises Reporting Unit

We performed an interim impairment evaluation of Silversea Cruises’ goodwill and trade name in connection with the preparation of our financial statements for the quarter ended March 31, 2020. As a result of this analysis, we determined that the carrying value of the Silversea Cruises reporting unit exceeded its fair value. Similarly, we determined that the carrying value of Silversea Cruises’ trade name exceeded its fair value as well. Accordingly, upon the completion of the impairment test, we recognized impairment charges of $576.2 million and $30.8 million for goodwill and the trade name, respectively, during the quarter ended March 31, 2020. We estimated the fair value of the Silversea Cruises reporting unit using a probability-weighted discounted cash flow model in combination with a market based valuation approach. Significant assumptions used in these valuations include the weighted average cost of capital discount factor, revenue growth rates and royalty rate.We did not recognize any impairment charges related to the Silversea Cruises reporting unit for the quarter ended June 30, 2020.

Long-lived Assets

During the quarter ended March 31, 2020, we identified that the undiscounted cash flows of certain long-lived assets, consisting of 8 ships and certain right-of-use assets, were less than their carrying values. Events surrounding the COVID-19 pandemic negatively impacted the expected undiscounted cash flows of these assets. As a result of this determination, we evaluated these assets pursuant to our long-lived asset impairment test, which resulted in an impairment charge of $463.0 million to write down these assets to their estimated fair values during the quarter ended March 31, 2020.

During the quarter ended June 30, 2020, Monarch, Horizon and Sovereign, the three ships that we chartered to Pullmantur Holdings prior to the filing of the Pullmantur reorganization, met accounting criteria to be classified as held for sale which resulted in related impairment charges of $15.2 million during the quarter ended June 30, 2020 to adjust the carrying value of the assets held for sale to their fair value, less cost to sell. During the quarter ended March 31, 2020, an impairment charge of $156.1 million, included in the $463.0 million impairment charge to write down certain long-lived assets, was recorded for these ships. As of June 30, 2020, assets held for sale were not material to our consolidated balance sheet.

We also updated our undiscounted cash flows analysis for other long-lived assets during the quarter ended June 30, 2020 and identified that the undiscounted cash flows for some of those assets, consisting of 2 ships and one right-of-use asset, were less than their carrying values. Based on our evaluation, we determined that an additional impairment charge of $49.7 million was required to write down these assets to their estimated fair values during the quarter ended June 30, 2020.

The combined impairment charges of $65.0 million and $1.1 billion related to our goodwill, trademarks and trade names, vessels and right-of-use assets were recognized in earnings during the quarter and six months ended June 30, 2020, respectively, and are reported within Impairment and credit losses within our consolidated statements of comprehensive income (loss). For further information on the impairment losses and the fair value measurements used to estimate the fair value of these assets, refer to Note 3. Impairment and Credit Losses and Note 13. Fair Value Measurements and Derivative Instruments to our consolidated financial statements.

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
Financial Presentation
Description of Certain Line Items
Revenues
Our revenues are comprised of the following:
•Passenger ticket revenues, which consist of revenue recognized from the sale of passenger tickets and the sale of air transportation to and from our ships; and
•Onboard and other revenues, which consist primarily of revenues from the sale of goods and/or services onboard our ships not included in passenger ticket prices, cancellation fees, sales of vacation protection insurance, pre- and post-cruise tours and fees for operating certain port facilities. Onboard and other revenues also include revenues we receive from independent third-party concessionaires that pay us a percentage of their revenues in exchange for the right to provide selected goods and/or services onboard our ships, as well as revenues received for our bareboat charter, procurement and management related services we perform on behalf of our unconsolidated affiliates.
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
Adjusted Net (Loss) Income represents net (loss) income less net income attributable to noncontrolling interest excluding certain items that we believe adjusting for is meaningful when assessing our performance on a comparative basis. For the periods presented, these items included (i) asset impairment and credit losses recorded in the first and second quarters of 2020 as a result of the impact of COVID-19; (ii) equity investment impairment charges recorded in the first quarter of 2020 as a result of the impact of COVID-19; (iii) currency translation losses recognized in connection with the ships classified as assets held-for-sale that were previously chartered to Pullmantur; (iv) settlement costs with Pullmantur S.A. incurred in connection with its reorganization filing; (v) restructuring charges incurred in relation to the reduction in our U.S. workforce in the second quarter of 2020, the reorganization of our global sales and marketing structure and other initiatives expenses; (vi) the amortization of non-cash debt discount on the $1.15 billion convertible notes; (vii) loss on the extinguishment of debt; (viii) the amortization of the Silversea Cruises intangible assets resulting from the 2018 Silversea Cruises acquisition; (ix) the noncontrolling interest adjustment to exclude the impact of the contractual accretion requirements associated with the put option held by Heritage Cruise Holding Ltd.'s ("Heritage") prior to the July 2020 noncontrolling interest purchase; (x) the change in fair value in the Silversea Cruises contingent consideration; (xi) net insurance recoveries or costs related to the collapse of the drydock structure at the Grand Bahama Shipyard involving Oasis of the Seas; (xii) transaction costs related to the 2018 Silversea Cruises acquisition.
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
Although discussed in previous periods, we did not report nor reconcile our Gross Yields, Net Revenues, Net Yields, Gross Cruise Costs, Net Cruise Costs and Net Cruise Costs Excluding Fuel, as defined in our Annual Report on Form 10-K for the year ended December 31, 2019, for the quarter and six months ended June 30, 2020. Historically, we have utilized these financial metrics to measure relevant rate comparisons to other periods. However, our 2020 reduction in capacity and revenues and the shift in the nature of our running costs due to the suspension of our operations do not allow for a meaningful comparison to the 2019 metrics and as such these metrics have been excluded from this report.

Recent Developments: COVID-19
The disruptions to our operations resulting from the COVID-19 pandemic (“COVID-19”) have had, and continue to have, a material negative impact on our financial condition and results of operations. The outbreak of COVID-19 has resulted in an unprecedented global response to contain the spread of the disease. These global efforts have resulted in travel restrictions and created significant uncertainty regarding worldwide port closures and availability. As part of the global containment effort, the Company previously announced a voluntary suspension of its Global Brands' cruise operations beginning March 13, which has been extended through at least October 31, 2020, excluding China and Australia. Containment efforts as a result of the disease and continued disruptions to travel and port operations in various regions may result in further suspensions.
We have been developing a comprehensive and multi-faceted program to address the unique public health challenges posed by COVID-19. This includes, among other things, enhanced screening, upgraded cleaning and disinfection protocols and plans for social distancing. Together with Norwegian Cruise Line, we recently established a “Healthy Sail Panel” made up of leading experts in relevant fields, including epidemiology, infectious diseases, public policy and regulation, engineering and general health safety to advise us in our effort to establish and implement appropriate safety protocols. We are working with the Centers for Disease Control and Prevention, global public health authorities and national and local governments to enhance measures to protect the health, safety and security of guests, crew and the communities visited while we are out of service and once operations resume.
Update on Bookings
The extended suspension of cruising has significantly impacted bookings for the remainder of 2020 which are meaningfully lower than the same time last year and at lower prices. Although still early in the booking cycle, the booked position for 2021 is trending well and is within historical ranges. Pricing for 2021 bookings is relatively flat year-over-year when including the negative yield impact of bookings made with future cruise credits; it is slightly up year-over-year when excluding them.
The Company has implemented various programs to best serve its booked guests providing the choice of future cruise credits (“FCCs”) or the opportunity to “Lift & Shift” their booking to the same sailing the following year in lieu of providing cash refunds. Over the past two months, approximately 60% of the 2021 bookings are new and the rest are due to the redemption of FCCs and the “Lift & Shift” program.
As of June 30, 2020, the Company had $1.8 billion in customer deposits of which approximately $300 million correspond to fourth quarter 2020 sailings. Approximately 48% of the guests booked on cancelled sailings have requested cash refunds.
Update on Recent Liquidity Actions and Ongoing Uses of Cash
As of June 30, 2020, the Company had liquidity of approximately $4.1 billion all in the form of cash and cash equivalents. In response to the financial impacts of COVID-19, the Company has taken preemptive actions that focus on strengthening liquidity through significant cost and capital reductions, cash conservation and additional financing sources, as described below.
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
The Company may seek to further reduce its average monthly expenses under a further prolonged non-revenue scenario. This includes consideration of additional vessels heading to cold layup as well as further assessment of its US shoreside workforce, including those coming back from furlough.
Reduced Capital Expenditures
Since the start of February 2020, the Company has identified approximately $4.4 billion of total capital expenditure reductions or deferrals in 2020 and 2021. The reductions or deferrals of capital expenditures comprise of the following:
• $1.3 billion of non-newbuild, discretionary capital expenditures; and
• $3.1 billion in reduced spend or deferred installment payments for newbuild related payments which the Company is currently finalizing.
COVID-19 has impacted shipyard operations which have resulted in delivery delays of ships previously planned for delivery in 2020 and 2021. Of five ships originally scheduled for delivery between July 2020 and December 2021, we expect that Silver Moon, Silver Dawn and Odyssey of the Seas will be delivered within the remaining time frame. The exact duration of the ship delivery delays are currently under discussion with the impacted shipyards.
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
• secured deferrals of existing debt amortization under our export-credit backed debt facilities which increased the Company’s liquidity by an additional $0.9 billion;
•issued $1.0 billion senior guaranteed notes maturing 2023;
•issued $1.15 billion convertible notes maturing 2023;
•qualified for a government commercial paper program by the Bank of England and issued £300.0 million, or approximately $370.8 million, of commercial paper thereunder; and

• agreed with certain of our lenders that we will not pay dividends or engage in stock repurchases for so long as our debt covenant waivers are in effect.
Expected debt maturities for the remainder of 2020 and 2021 are $0.3 billion and $1.3 billion, respectively. The Company estimates its cash burn to be, on average, in the range of approximately $250 million to $290 million per month during a prolonged suspension of operations. This range includes all interest expenses, including the increases driven by the latest capital raises. It also includes ongoing ship operating expenses, administrative expenses, hedging costs, expected necessary capital expenditures (net of committed financings in the case of newbuilds) and excludes cash refunds of customer deposits, commissions, debt obligations and cash inflows from new and existing bookings. The Company is considering ways to further reduce the average monthly cash burn under a further prolonged out-of-service scenario and during re-start of operations.
The Company continues to identify and evaluate further actions to improve its liquidity. These include and are not limited to: further reductions in capital expenditures, operating expenses and administrative costs and additional financings.

Furthermore, both our export credit facilities and non-export credit bank facilities contain covenants that require us, among other things, to maintain a fixed charge coverage ratio of at least 1.25x and limit our net debt-to-capital ratio to no more than 62.5%. In the second quarter of 2020, the requisite lenders under such facilities agreed to waive the requirement to comply with such financial covenants through and including the first quarter of 2021. In certain of these facilities, we agreed to additional covenants during the covenant waiver period, including that we maintain at least $300 million in unrestricted cash and cash equivalents (tested monthly) and that we are not permitted during the covenant waiver period, subject to limited exceptions, to pay cash dividends or make share repurchases unless we would have been compliant with our fixed charge coverage ratio at such time. Subsequent to June 30, 2020, we further amended our export facilities and certain of our non-export credit facilities, to extend the financial covenant waiver through and including, the fourth quarter of 2021. In connection therewith, we increased the minimum liquidity covenant to $500 million, as applicable, subject to reduction in the event of further capital raises, and extended the dividend and share repurchase restrictions through the new waiver period.
Results of Operations
Summary
Net Loss and Adjusted Net Loss attributable to Royal Caribbean Cruises Ltd. for the second quarter of 2020 were $(1,639.3) million and $(1,282.6) million, or $(7.83) and $(6.13) per share on a diluted basis, respectively, reflecting the impact of our suspension of global fleet sailings starting in mid-March, compared to Net Income and Adjusted Net Income attributable to Royal Caribbean Cruises Ltd. of $472.8 million and $532.7 million, or $2.25 and $2.54 per share on a diluted basis, respectively, for the second quarter of 2019.
Net Loss and Adjusted Net Loss to attributable Royal Caribbean Cruises Ltd. for the six months ended June 30, 2020 were $(3,083.8) million and $(1,593.0) million, or $(14.74) and $(7.61) per share on a diluted basis, respectively, compared to Net Income and Adjusted Net Income attributable to Royal Caribbean Cruises Ltd. of $722.5 million and $808.6 million, or $3.44 and $3.85 per share on a diluted basis, respectively, for the six months ended June 30, 2019.
Significant items for the quarter and six months ended June 30, 2020 include:
•Total revenues, excluding the effect of changes in foreign currency exchange rates, decreased $2,629.5 million and $3,014.9 million for the quarter and six months ended June 30, 2020 as compared to the same periods in 2019, reflecting the volume impact of our cancelled sailings during 2020 as a result of the COVID-19 pandemic.
•The effect of changes in foreign currency exchange rates related to our passenger ticket and onboard and other revenue transactions, denominated in currencies other than the United States dollar, resulted in a decrease in total revenues of $1.5 million and $23.2 million for the quarter and six months ended June 30, 2020 compared to the same periods in 2019.
•Total cruise operating expenses, excluding the effect of changes in foreign currency exchange rates, decreased $861.0 million and $752.3 million for the quarter and six months ended June 30, 2020 as compared to the same periods in 2019 due to the suspension of operations during the full quarter ended June 30, 2020.
•The effect of changes in foreign currency exchange rates related to our cruise operating expenses, denominated in currencies other than the United States dollar, resulted in decreases in total operating expenses of $2.7 million and $14.3 million for the quarter and six months ended June 30, 2020 compared to the same period in 2019.
•During the quarter and six months ended June 30, 2020, as a result of the current and expected ongoing impact of COVID-19 pandemic on our operations and cash flows, we recorded total impairment and credit losses of $156.5 million and $ 1.3 billion. The impairment charges related to our goodwill, trademarks and trade names, vessels and right-of-use assets and the credit losses related to our notes receivable.
•Our consolidated results of operations include Silversea Cruises’ results of operations on a three-month reporting lag from January 1, 2020 through March 31, 2020 for the quarter ended June 30, 2020 and from October 1, 2019 through March 31, 2020 for the six months ended June 30, 2020. Refer to Note 1. General to our consolidated financial statements for further information on this three-month reporting lag.
•In March 2020, we increased the capacity of our $1.7 billion and $1.2 billion unsecured revolving credit facilities due in 2024 and 2022, by $200 million and $400 million, respectively.
•In March and June 2020, we took delivery of Celebrity Apex and Silver Origin, respectively. To finance the purchase of Celebrity Apex, we borrowed $0.7 billion under a previously committed unsecured term loan.

•In March 2020, we borrowed $2.2 billion pursuant to a 364-day senior secured term loan agreement which would have matured 364 days after funding and could have been extended at our option for an additional 364 days. Subsequently, the term loan was increased to $2.35 billion and was repaid on May 19, 2020.
•In May 2020, we issued $3.32 billion in senior secured notes, less original issue discount. $1.0 billion of the notes accrue interest at 10.875% and mature in 2023. The remaining $2.32 billion of the notes accrue interest at a fixed rate of 11.5% and mature in 2025.
•In June 2020, we issued $1.0 billion in senior unsecured notes which accrue interest at 9.125% and mature in 2023.
•In June 2020, we issued $1.15 billion in convertible notes which accrue interest at 4.25% and mature in 2023. The notes are convertible into shares of common stock of the Company, cash, or a combination of common stock and cash, at our election.
•In May 2020, we qualified for a U.K. government commercial paper program providing £300.0 million of available liquidity and issued £300.0 million, or approximately $370.8 million, of commercial paper thereunder.

Operating results for the quarter ended June 30, 2020 compared to the same period in 2019 are shown in the following table (in thousands, except per share data):

	Quarter Ended June 30,
	2020		2019
		% of Total Revenues		% of Total Revenues
Passenger ticket revenues	$107,022	60.9%	$2,017,836	71.9%
Onboard and other revenues	68,583	39.1%	788,795	28.1%
Total revenues	175,605	100.0%	2,806,631	100.0%
Cruise operating expenses:
Commissions, transportation and other	28,824	16.4%	426,934	15.2%
Onboard and other	21,579	12.3%	174,429	6.2%
Payroll and related	243,877	138.9%	265,569	9.5%
Food	27,483	15.7%	146,847	5.2%
Fuel	79,192	45.1%	181,924	6.5%
Other operating	279,465	159.1%	348,801	12.4%
Total cruise operating expenses	680,420	387.5%	1,544,504	55.0%
Marketing, selling and administrative expenses	301,418	171.6%	376,874	13.4%
Depreciation and amortization expenses	319,757	182.1%	311,600	11.1%
Impairment and credit losses	156,497	89.1%	—	—%
Operating (Loss) Income	(1,282,487)	(730.3)%	573,653	20.4%
Other (expense) income:
Interest income	5,206	3.0%	6,342	0.2%
Interest expense, net of interest capitalized	(218,889)	(124.6)%	(111,304)	(4.0)%
Equity investment (loss) income	(51,853)	(29.5)%	33,045	1.2%
Other expense	(83,825)	(47.7)%	(21,781)	(0.8)%
	(349,361)	(198.9)%	(93,698)	(3.3)%
Net (Loss) Income	(1,631,848)	(929.3)%	479,955	17.1%
Less: Net Income attributable to noncontrolling interest	7,444	4.2%	7,125	0.3%
Net (Loss) Income attributable to Royal Caribbean Cruises Ltd.	$(1,639,292)	(933.5)%	$472,830	16.8%
Diluted (Loss) Earnings per Share	$(7.83)		$2.25

	Six Months Ended June 30,
	2020		2019
		% of Total Revenues		% of Total Revenues
Passenger ticket revenues	$1,483,873	67.2%	$3,727,820	71.1%
Onboard and other revenues	724,482	32.8%	1,518,578	28.9%
Total revenues	2,208,355	100.0%	5,246,398	100.0%
Cruise operating expenses:
Commissions, transportation and other	345,953	15.7%	790,089	15.1%
Onboard and other	145,297	6.6%	309,599	5.9%
Payroll and related	574,267	26.0%	535,101	10.2%
Food	148,799	6.7%	286,381	5.5%
Fuel	273,460	12.4%	342,095	6.5%
Other operating	703,463	31.9%	694,943	13.2%
Total cruise operating expenses	2,191,239	99.2%	2,958,208	56.4%
Marketing, selling and administrative expenses	697,308	31.6%	791,821	15.1%
Depreciation and amortization expenses	644,087	29.2%	603,885	11.5%
Impairment and credit losses	1,264,615	57.3%	—	—%
Operating (Loss) Income	(2,588,894)	(117.2)%	892,484	17.0%
Other (expense) income:
Interest income	10,740	0.5%	16,126	0.3%
Interest expense, net of interest capitalized	(311,800)	(14.1)%	(211,719)	(4.0)%
Equity investment income	(62,245)	(2.8)%	66,739	1.3%
Impairment loss related to Skysea Holding	—	—%	—	—%
Extinguishment of unsecured senior notes	—	—%	—	—%
Other expense	(116,684)	(5.3)%	(26,869)	(0.5)%
	(479,989)	(21.7)%	(155,723)	(3.0)%
Net (Loss) Income	$(3,068,883)	(139.0)%	$736,761	14.0%
Less: Net Income attributable to noncontrolling interest	14,888	0.7%	14,250	0.3%
Net (Loss) Income attributable to Royal Caribbean Cruises Ltd.	$(3,083,771)	(139.6)%	$722,511	13.8%
Diluted (Loss) Earnings per Share	$(14.74)		$3.44

Adjusted Net (Loss) Income attributable to Royal Caribbean Cruises Ltd and Adjusted (Loss) Earnings per Share attributable to Royal Caribbean Cruises Ltd were calculated as follows (in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (Loss) Income attributable to Royal Caribbean Cruises Ltd.	$(1,639,292)	$472,830	$(3,083,771)	$722,511
Adjusted Net (Loss) Income attributable to Royal Caribbean Cruises Ltd.	(1,282,573)	532,735	(1,592,985)	808,582
Net Adjustments to Net (Loss) Income attributable to Royal Caribbean Cruises Ltd.	$356,719	$59,905	$1,490,786	$86,071
Adjustments to Net (Loss) Income attributable to Royal Caribbean Cruises Ltd.:
Impairment and credit losses (1)	$156,497	$—	1,264,615	$—
Equity investment impairment (2)	—	—	39,735	—
Currency translation adjustment losses (3)	69,044	—	69,044	—
Pullmantur reorganization settlement (4)	21,637	—	21,637	—
Restructuring charges and other initiatives expense (5)	32,982	—	45,025	—
Convertible debt amortization of debt discount (6)	4,184	—	4,184	—
Loss on extinguishment of debt (7)	40,335	6,326	40,335	6,326
Amortization of Silversea Cruises intangible assets resulting from the 2018 Silversea Cruises acquisition (8)	3,069	3,069	6,138	6,138
Noncontrolling interest adjustment (8)	22,557	12,663	46,616	34,574
Change in fair value of the Silversea contingent consideration (9)	6,414	10,700	(44,605)	10,700
Net insurance recoveries of Oasis of the Seas incident (10)	—	27,147	(1,938)	27,147
Transaction costs related to the 2018 Silversea Cruises acquisition (8)	—	—	—	1,186
Net Adjustments to Net (Loss) Income attributable to Royal Caribbean Cruises Ltd.	$356,719	$59,905	$1,490,786	$86,071

Basic:
(Loss) Earnings per Share	$(7.83)	$2.26	$(14.74)	$3.45
Adjusted (Loss) Earnings per Share	$(6.13)	$2.54	$(7.61)	$3.86

Diluted:
(Loss) Earnings per Share	$(7.83)	$2.25	$(14.74)	$3.44
Adjusted (Loss) Earnings per Share	$(6.13)	$2.54	$(7.61)	$3.85

Weighted-Average Shares Outstanding:
Basic	209,385	209,531	209,241	209,427
Diluted	209,385	210,052	209,241	209,962
(1)Represents asset impairment and credit losses recorded in the first and second quarters of 2020 as a result of the impact of COVID-19.
(2)Represents equity investment asset impairment, primarily for our investment in Grand Bahama Shipyard, recorded in the first quarter of 2020 as a result of the impact of COVID-19.

(3)Represents currency translation losses recognized in connection with the ships classified as assets held-for-sale that were previously chartered to Pullmantur. Refer to Note 6. Other Assets for further information.
(4)Represents settlement costs with Pullmantur in connection with its reorganization filing.
(5)Represents restructuring charges incurred in relation to the reduction in our U.S. workforce in the second quarter of 2020, the reorganization of our international sales and marketing structure and other initiatives expenses.
(6)Represents the amortization of non-cash debt discount on the $1.15 billion convertible notes.
(7)For the quarter and six months ended June 30, 2020, loss on the extinguishment of the $2.2 billion Senior Secured Term Loan. For the quarter and six months ended June 30, 2019, loss on the extinguishment of the $700 million 364-day loan related to the 2018 Silversea Cruises acquisition and the remaining balance of the unsecured term loan originally incurred in 2010 to purchase Allure of the Seas.
(8)Related to the 2018 Silversea Cruises acquisition.
(9)Adjustment made to exclude the impact of the contractual accretion requirements associated with the put option held by the Silversea Cruises noncontrolling interest prior to the July 2020 noncontrolling interest purchase.
(10)Amount includes net insurance recoveries related to the collapse of the drydock structure at the Grand Bahama Shipyard involving Oasis of the Seas.

Selected statistical information is shown in the following table (1):

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Passengers Carried	20,027	1,663,900	1,259,846	3,197,126
Passenger Cruise Days	181,268	11,321,528	8,648,375	21,883,345
APCD	214,449	10,437,420	8,431,579	20,298,020
Occupancy	84.5%	108.5%	102.6%	107.8%
(1)) Due to the three-month reporting lag, we include Silversea Cruises' result of operations from January 1 through March 31 for the quarters ended June 30, 2020 and 2019 and from October 1 through March 31 for the six months ended June 30, 2020 and 2019. Refer to Note 1. General to our consolidated financial statements for more information on the three-month reporting lag.
2020 Outlook
On March 10, 2020, we withdrew our full-year 2020 guidance due to the heightened impact and uncertainty of changes in the magnitude, duration and geographic reach of COVID-19. The magnitude, duration and speed of COVID-19 and related disruptions remain uncertain. As a consequence, the Company cannot reasonably estimate the impact of COVID-19 on its business, financial condition or near or longer-term financial or operational results with reasonable certainty. The adverse impact of the COVID-19 pandemic on our revenues, consolidated results of operations, cash flows and financial condition has been and will continue to be material in 2020. We expect to incur a net loss on both a US GAAP and adjusted basis for our third quarter and the 2020 fiscal year, the extent of which will depend on the timing and extent of the return to service.

Quarter Ended June 30, 2020 Compared to Quarter Ended June 30, 2019
In this section, references to 2020 refer to the quarter ended June 30, 2020 and references to 2019 refer to the quarter ended June 30, 2019.
Revenues
Total revenues for 2020 decreased $2,631.0 million, or 93.7%, to $0.2 billion from $2.8 billion in 2019.
Passenger ticket revenues comprised 60.9% of our 2020 total revenues. Passenger ticket revenues for 2020 decreased by $1,910.8 million, or 94.7%, from 2019. The decrease was due to a 97.9% decrease in capacity, which decreased Passenger ticket revenues by $1,976.6 million, driven by our cancelled sailings resulting from the suspension of our global fleet operations in mid-March 2020 in response to the COVID-19 pandemic. The decrease in Passenger ticket revenues due to capacity and foreign currency exchange rate movements was somewhat offset by a $66.4 million increase in rate primarily due to the reporting of Silversea Cruises' January through March sailings in our consolidated results for the quarter months ended June 30, 2020 due to the three month reporting lag.
The remaining 39.1% of 2020 total revenues was comprised of Onboard and other revenues, which decreased $720.2 million, or 91.3%, to $68.6 million in 2020 from $788.8 million in 2019. The decrease in Onboard and other revenues was primarily due to the 97.9% decrease in capacity noted above, and was partially offset by higher cancellation fee revenue associated with non-refundable deposits.
Onboard and other revenues included concession revenues of $2.7 million in 2020 and $87.2 million in 2019.
Cruise Operating Expenses
Total Cruise operating expenses for 2020 decreased $864.1 million, or (55.9)%, to $0.7 billion from $1.5 billion in 2019. The majority of the decrease was due to our cancelled sailings as follows:
•a $398.1 million decrease in Commissions, transportation and other primarily due to lower commission and variable passenger tax expenses;
•a $152.9 million decrease in Onboard and other expenses mostly due to lower shore excursion costs and beverage costs;
•a $119.4 million decrease in Food expenses;
•a $102.7 million decrease in Fuel expenses; and
•a $69.30 million decrease in Other operating expenses mostly due to lower port fees and a decrease in ship maintenance and consumable costs.
The decrease in Cruise operating expenses was partially offset by the favorable effect of changes in foreign currency exchange rates related to our cruise operating expenses denominated in currencies other than the United States dollar of $2.7 million.
Marketing, Selling and Administrative Expenses
Marketing, selling and administrative expenses for 2020 decreased $75.5 million, or 20.0%, to $301.4 million from $376.9 million in 2019. The decrease was due to a reduction and deferral of global sales and marketing activities due to the suspension of our operations.
Depreciation and Amortization Expenses
Depreciation and amortization expenses for 2020 increased $8.2 million, or 2.6%, to $319.8 million from $311.6 million in 2019. The increase was primarily due to new shipboard additions associated with our 2019 ship modernization projects, additions related to our shoreside projects and the addition of Celebrity Apex and Silver Origin in the first and second quarters of 2020, respectively.
Impairment and Credit Losses
During the quarter ended June 30, 2020, as a result of the current and expected ongoing impact of the COVID-19 pandemic on our operations and cash flows, we recorded total impairment and credit losses of $156.5 million related to the impaired value of certain of long-lived assets and due to credit losses on receivables mostly related to the sale of our property and equipment. See Note 3. Impairment and Credit Losses for further information on the impacted assets.

Other Income (Expense)
Interest expense, net of interest capitalized for 2020 increased $107.6 million, or 96.7%, to $218.9 million from $111.3 million in 2019. The increase was primarily due to interest expense related to new debt issuances in 2020, a higher average balance on our revolver facilities and a loss on the extinguishment of the $2.35 billion senior term loan of $40.3 million.
Equity investment (loss) income in 2020 was $(51.9) million compared to $33.0 million in 2019. The $84.9 million variance was primarily due to losses reported by our equity investments as a result of the adverse impact of COVID-19 on their operations and earnings.
Other expense in 2020 was $83.8 million compared to $21.8 million in 2019. The increase of $62.0 million in Other expense was primarily due to the recognition of a deferred currency translation adjustment loss of $69.0 million in the quarter ended June 30, 2020 related to the 2016 sale of our majority interest in the Pullmantur brand. We recognized the deferred currency translation loss as we no longer have significant involvement in Pullmantur's operations. In June 2020, we terminated the agreements chartering our ships to the Pullmantur brand as a result of its reorganization filing under Spanish law. We also recognized $21.6 million of expense during the second quarter of 2020, approximating the estimated total cash refund expected to be paid to Pullmantur guests and other expenses incurred as part of a settlement agreement with our joint venture partner as part of the brand's reorganization. These expenses were partially offset by the recognition of income on remeasurement of our foreign monetary assets of $15.7 million in 2020 compared to loss of $1.8 million in 2019 and a decrease in net tax expense mostly attributable to the suspension in our operations of $11.9 million.
Other Comprehensive (Loss) Income
Other comprehensive income (loss) in 2020 was $144.4 million compared to $(74.2) million in 2019. The increase in income of $218.6 million was primarily due to Gain on cash flow derivative hedges in 2020 of $124.3 million compared to a Loss on cash flow derivative hedges in 2019 of $71.7 million. The increase in cash flow derivative hedge income in 2020 was primarily due to increases in the fair values of our fuel swaps and interest rate swaps in 2020 compared to decreases in the fair values of these in 2019 due to changes in market rates.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
In this section, references to 2020 refer to the six months ended June 30, 2020 and references to 2019 refer to the six months ended June 30, 2019.
Revenues
Total revenues for 2020 decreased $3.0 billion, or 57.9%, to $2.2 billion from $5.2 billion in 2019.
Passenger ticket revenues comprised 67.2% of our 2020 total revenues. Passenger ticket revenues for 2020 decreased by $2.2 billion, or 60.2%, from 2019. The decrease was due to a 58% decrease in capacity driven by our cancelled sailings resulting from the suspension of our global fleet operations since mid-March 2020 in response to the COVID-19 pandemic.
Passenger ticket revenues were also decreased by $15.7 million due to the unfavorable effect of changes in foreign currency exchange rates related to our revenues in currencies other than the United States dollar.
The remaining 32.8% of 2020 total revenues was comprised of Onboard and other revenues, which decreased $794.1 million, or 52.3%, to $724.5 million in 2020 from $1.5 billion in 2019. The decrease in Onboard and other revenues was primarily due to the 58% decrease in capacity related to cancelled sailings noted above and, to a much lesser extent, to the unfavorable effect of changes in foreign currency exchange rates related to our onboard and other revenues denominated in currencies other than the United States dollar of $7.4 million.
Onboard and other revenues included concession revenue of $74.7 million in 2020 and $184.5 million in 2019.
Cruise Operating Expenses
Total cruise operating expenses for 2020 decreased $0.8 billion, or (25.9)%, to $2.2 billion from $3.0 billion in 2019. The majority of the decrease was due to the 58% decrease in capacity noted above as a result of our cancelled sailings as follows::
•a $444.1 million decrease in Commissions, transportation and other primarily due to lower commission and variable passenger tax expenses;
•a $164.3 million decrease in Onboard and other expenses mostly due to lower shore excursion costs and beverage costs;

•a $137.6 million decrease in Food expenses;
•a $68.6 million decrease in Fuel expenses; and
•the favorable effect of changes in foreign currency exchange rates related to our expense transactions denominated in currencies other than the United States dollar of $14.7 million.
Marketing, Selling and Administrative Expenses
Marketing, selling and administrative expenses decreased $94.5 million, or 11.9%, to $697.3 million from $791.8 million in 2019. The decrease was due to the reduction and deferral of global sales and marketing activities due to the suspension of our operations.
Depreciation and Amortization Expenses
Depreciation and amortization expenses for 2020 increased $40.2 million, or 6.7%, to $644.1 million from $603.9 million in 2019. The increase was primarily due to the additions of Spectrum of the Seas in the second quarter of 2019 and Celebrity Apex and Silver Origin in the first and second quarters of 2020, respectively. Additionally, the increase is also attributable to new shipboard additions associated with our ship upgrade projects and additions related to our shoreside projects.
Impairment and Credit Losses
For the six months ended June 30, 2020, as a result of the current and expected ongoing impact of the COVID-19 pandemic on our operations and cash flows, we recorded total impairment and credit losses of $1.3 billion, most of which was recorded during the three months ended March 31, 2020, related to the impairment of goodwill, intangibles, long-lived assets and credit losses related to the sale of our property and equipment. See Note 3. Impairment and Credit Losses for further information on the impacted long-lived assets.
Other Income (Expense)
Interest expense, net of interest capitalized, for 2020 increased $100.1 million, or 47.3%, to $311.8 million from $211.7 million in 2019. The increase was primarily due to interest expense related to new debt issuances in 2020, a higher average balance on our revolver and a loss on extinguishment of the $2.35 billion senior term loan of $40.3 million.
Equity investment (loss) income decreased $129.0 million, or (193.3)%, to a loss of $(62.2) million in 2020 from income of $66.7 million in 2019 mainly due to losses reported by our equity investments as a result of the adverse impact of COVID-19 on their operations and earnings and a $39.7 million impairment charge of equity investments, recorded during the three months ended March 31, 2020, primarily for our investment in Grand Bahama Shipyard.
Other expense was $116.7 million in 2020 compared to $26.9 million in 2019. The $89.8 million increase in expense includes recognition of a deferred currency translation adjustment loss of $69.0 million in the quarter ended June 30, 2020 related to the 2016 sale of our majority interest in the Pullmantur brand. We recognized the deferred currency translation loss as we no longer have significant involvement in Pullmantur's operations. In June 2020, we terminated the agreements chartering our ships to the Pullmantur brand as a result of its reorganization filing under Spanish law. We also recognized $21.6 million of expense during the second quarter of 2020, approximating the estimated total cash refund expected to be paid to Pullmantur guests and other expenses incurred as part of a settlement agreement with our joint venture partner as part of the brand's reorganization and a net $76.9 million loss related the change in fair value of fuel swaps with no hedge accounting. These expenses were partially offset by income of $55.3 million for the change in contingent consideration payable as of June 30, 2020 to Heritage and a decrease in net tax expense mostly attributable to the suspension in our operations of $16.2 million.
Other Comprehensive (Loss)
Other comprehensive loss in 2020 was $153.5 million compared to other comprehensive loss of $25.4 million in 2019. The change of $128.1 million, or 503.5%, was primarily due to a loss on cash flow derivative hedges in 2020 of $176.3 million, compared to a loss on cash flow derivative hedges of $22.9 million in 2019 primarily due to a decrease in our fuel swap values in 2020 compared to an increase in 2019 due to changes in fuel prices.
Future Application of Accounting Standards
Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements for further information on Recent Accounting Pronouncements.
Liquidity and Capital Resources
Sources and Uses of Cash

As a result of the COVID-19 impact on our business, including the suspension of global sailings, we have experienced a decrease in bookings and an increase in customer deposit refunds since the first quarter of 2020 which has significantly affected our liquidity and cash flow.
Net cash (used in) provided by operating activities decreased $4.2 billion to cash used of $(2.0) billion for the first six months in 2020 compared to cash provided of $2.2 billion for the same period in 2019. The current disruptions to our business led to a net decrease in customer deposits of $1.6 billion in the first six months of 2020. Also affecting our operating cash flows, was a decrease of Onboard and other revenues of 794.1 million and a decrease of $78.6 million in dividends received from unconsolidated affiliates during the first six months in 2020 compared to the same period in 2019.
Net cash used in investing activities decreased $307.9 million to $1.6 billion for the first six months in 2020 compared to $1.9 billion for the same period in 2019. The decrease in investing activities was primarily attributable to a decrease in capital expenditures of $474.3 million.
Net cash provided by financing activities was $7.5 billion for the first six months in 2020 compared to Net cash used in financing activities of $(348.9) million for the same period in 2019. The change was primarily attributable to an increase in debt proceeds of $9.9 billion for the first six months in 2020 compared to the same period in 2019, partially offset by an increase of debt repayments of $415.5 million. Also offsetting the increase in debt proceeds, was net repayments of commercial paper of $1.1 billion during the first six months of 2020 compared to net borrowings of commercial paper of $254.7 million during the same period in 2019. The increase in debt proceeds was primarily due to the $2.2 billion 364-day Senior Secured Term Loan which was repaid in May 2020, the $3.32 billion Senior Secured Notes issued in May 2020, the $722.2 million unsecured term loan borrowed to finance Celebrity Apex, issuance of $1.0 billion senior unsecured notes, issuance of $1.15 billion convertible notes, and higher drawings on our revolving credit facilities, resulting in a fully utilized balance, during the first six months of 2020, compared to the same period in 2019.

Future Capital Commitments
Capital Expenditures
As of June 30, 2020, our Global Brands and our Partner Brands have 16 ships on order. Their original contractual delivery dates and their approximate berths are listed below. COVID-19 has impacted shipyard operations and will result in delays of our previously contracted ship deliveries. Of five ships originally scheduled for delivery between July 2020 and December 2021, we expect that Silver Moon, Silver Dawn and Odyssey of the Seas will be delivered within the remaining time frame. The exact duration of the ship delivery delays are currently under discussion with the impacted shipyards:

Ship	Shipyard	Contractual Delivery Date	Approximate Berths
Royal Caribbean International —
Oasis-class:
Wonder of the Seas	Chantiers de l'Atlantique	2nd Quarter 2021	5,700
Unnamed	Chantiers de l'Atlantique	4th Quarter 2023	5,700
Quantum-class:
Odyssey of the Seas	Meyer Werft	4th Quarter 2020	4,200
Icon-class:
Unnamed	Meyer Turku Oy	2nd Quarter 2022	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2024	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2025	5,600
Celebrity Cruises —
Edge-class:
Celebrity Beyond	Chantiers de l'Atlantique	4th Quarter 2021	3,250
Unnamed	Chantiers de l'Atlantique	4th Quarter 2022	3,250
Silversea Cruises —
Muse-Class:
Silver Moon	Fincantieri	3rd Quarter 2020	550
Silver Dawn	Fincantieri	3rd Quarter 2021	550
Evolution Class:
Unnamed	Meyer Werft	1st Quarter 2022	600
Unnamed	Meyer Werft	1st Quarter 2023	600
TUI Cruises (50% joint venture) —
Mein Schiff 7	Meyer Turku Oy	2nd Quarter 2023	2,900
Unnamed	Fincantieri	3rd Quarter 2024	4,100
Unnamed	Fincantieri	1st Quarter 2026	4,100
Hapag-Lloyd Cruises (50% joint venture) —
Hanseatic Spirit	VARD	2nd Quarter 2021	230

Total Berths			52,530
In April 2019, we entered into an agreement with Chantiers de l’Atlantique to build the fifth Edge-class ship for Celebrity Cruises. The ship is expected to have an aggregate capacity of approximately 3,200 berths. The order with Chantiers de l’Atlantique is contingent upon completion of conditions precedent and financing.
Our future capital commitments consist primarily of new ship orders. As of June 30, 2020, the aggregate cost of our ships on order presented in the table above, excluding any ships on order by our Partner Brands, was $13.9 billion, of which we had deposited $833.1 million. Approximately 62.5% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at June 30, 2020. Refer to Note 13. Fair Value Measurements and Derivative Instruments to our consolidated financial statements.
Decreased demand for cruising as a result of concerns regarding the COVID-19 pandemic has had, and is expected to continue to have, a material impact on our cash flows, liquidity and financial position. In order to preserve liquidity throughout the COVID-19 pandemic, we deferred a significant portion of our planned 2020 and 2021 capital expenditures. As of June 30,

2020, we anticipate overall full year capital expenditures, based on our existing ships on order, will be approximately $0.6 billion for 2020 and $1.8 billion for 2021. These amounts do not include any ships on order by our Partner Brands.
Contractual Obligations
As of June 30, 2020, our contractual obligations were as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Operating Activities:
Operating lease obligations(1)	$896,392	$129,399	$222,661	$161,074	$383,258
Interest on debt(2)	5,971,864	1,337,362	2,558,857	1,488,907	586,738
Other(3)	584,344	184,427	359,804	18,025	22,088
Investing Activities:	0
Ship purchase obligations(4)	10,911,178	2,851,979	4,258,418	3,800,781	—
Financing Activities:	0
Commercial paper(5)	368,952	368,952	—	—	—
Debt obligations(6)	18,241,406	661,231	8,126,910	6,458,695	2,994,570
Finance lease obligations(7)	218,301	45,052	30,486	10,739	132,024
Other(8)	15,393	5,819	7,702	1,872	—
Total	$37,207,830	$5,584,221	$15,564,838	$11,940,093	$4,118,678
(1)  We are obligated under noncancelable operating leases primarily for preferred berthing arrangements, real estate and shipboard equipment. Amounts represent contractual obligations with initial terms in excess of one year.
(2)   Long-term debt obligations mature at various dates through fiscal year 2037 and bear interest at fixed and variable rates. Interest on variable-rate debt is calculated based on forecasted debt balances, including the impact of interest rate swap agreements using the applicable rate at June 30, 2020. Debt denominated in other currencies is calculated based on the applicable exchange rate at June 30, 2020.
(3) Amounts primarily represent future commitments with remaining terms in excess of one year to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts. Included in the 1-3 year figure is estimated cash collateral of $181.1 million that we are required to deliver on or before July 18, 2021 in connection with our Port of Miami terminal operating lease. See Note 8. Leases for further information on the collateral requirement.
(4) Amounts are based on contractual installment and delivery dates for our ships on order. Included in these figures are $9.0 billion in final contractual installments, which have committed financing. COVID-19 has impacted shipyard operations and will result in delays for our previously contracted ship deliveries. Of five ships originally scheduled for delivery between July 2020 and December 2021, we expect that Silver Moon, Silver Dawn and Odyssey of the Seas will be delivered within the remaining time frame. The exact duration of the ship delivery delays are currently under discussion with the impacted shipyards. Amounts do not include potential obligations which remain subject to cancellation at our sole discretion or any agreements entered for ships on order that remain contingent upon completion of conditions precedent. Additionally, amounts do not include activity related to Silversea Cruises, including ships placed on order, if any, during the three-month reporting lag period.
(5) Refer to Note 7. Debt to our consolidated financial statements for further information.
(6) Amounts represent debt obligations with initial terms in excess of one year. Debt denominated in other currencies is calculated based on the applicable exchange rate at June 30, 2020. In addition, debt obligations presented above are net of debt issuance costs of $314.4 million as of June 30, 2020.
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
Off-Balance Sheet Arrangements
TUIC has entered into various ship construction and credit agreements that include certain restrictions on each of our and TUI AG’s ability to reduce our current ownership interest in TUIC below 37.55% through May 2033.
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
We have a residual value guarantee associated with our operating lease of a terminal at Port of Miami in Miami, Florida that approximates a percentage of cost of the asset as of the inception of the lease. We consider the possibility of incurring costs associated with the residual value guarantee to be remote. Also in connection with the Port of Miami terminal operating lease, we are required to deliver on or before July 18, 2021, cash collateral in an amount equal to the lesser of our residual value guarantee or the aggregate balance of the lessors' terminal construction debt, estimated at $181.1 million as of June 30, 2020. The collateral is to be issued to an escrow agent and pledged to the benefit of the terminal construction debt lenders until all amounts due by us under the lease have been paid in full.
On April 2, 2020, S&P Global downgraded us from BBB- to BB and on May 13, 2020, Moody’s downgraded us from Baa3 to Ba2. Our access to, and cost of debt financing is negatively impacted by the downgrades.
Certain of our credit card processing agreements that govern the terms to advance passenger ticket deposits, require under certain circumstances, including existence of a material adverse change, excessive chargebacks and other triggering events, that we maintain a reserve which could be satisfied by posting collateral. We have executed amendments to these agreements, such that certain covenant and collateral requirements are waived for a period through December 2021. Based on the triggers in the various agreements, we do not believe any incremental collateral will be required, although the maximum additional collateral or reserves we could potentially need to provide under these agreements in the next twelve months is approximately $75 million.
As of June 30, 2020, other than the items described above, we are not party to any other off-balance sheet arrangements, including guarantee contracts, retained or contingent interest, certain derivative instruments and variable interest entities, that either have, or are reasonably likely to have, a current or future material effect on our financial position.

Funding Needs and Sources
Historically, we relied on a combination of cash flows provided by operations, draw downs under our available credit facilities, the incurrence of additional debt and/or the refinancing of our existing debt and the issuance of additional shares of equity securities to fund our obligations. The impact of COVID-19 resulted in our previously announced voluntary suspension of Global Brands' cruise operations from March 13 which has been extended through at least October 31, 2020, excluding China and Australia. This suspension of operations has strained our sources of cash flow and liquidity, causing us to take actions resulting in reductions in our operating expenses, reductions in our capital expenses and new financings and other liquidity actions.
The Company continues to identify and evaluate further actions to improve its liquidity. These include, and are not limited to, further reductions in capital expenditures, operating expenses and administrative costs and additional financings. See further discussion on these liquidity actions at Recent Developments - COVID-19.
We have significant contractual obligations of which our debt service obligations and the capital expenditures associated with our ship purchases represent our largest funding needs. As of June 30, 2020, we had $11.3 billion of committed financing for our ships on order.
As of June 30, 2020, we had $5.6 billion in contractual obligations due through June 30, 2021, of which approximately $0.7 billion relates to debt maturities, $1.3 billion relates to interest on debt and $2.9 billion relates to progress payments on our ship orders and the final installments payable due upon the delivery of Silver Moon, Odyssey of the Seas and Wonder of the Seas, based on their contractual delivery dates.
As of June 30, 2020, we had liquidity of $4.1 billion, consisting of cash and cash equivalents. As of June 30, 2020, our revolving credit facilities were fully utilized. In connection with our debt covenant waiver extensions, we agreed with certain of our lenders not to pay dividends or engage in stock repurchases. Refer to Note 11. Shareholders' Equity to our consolidated financial statements for further information.
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
Under certain of our agreements, the contractual interest rate, facility fee and/or export credit agency fee vary with our debt rating. On April 2, 2020, S&P Global downgraded us from BBB- to BB and on May 13, 2020, Moody’s downgraded us from Baa3 to Ba2, thereby increasing the contractual interest rate, facility fee and export credit agency fee across various facilities.
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
Debt Covenants
Both our export credit facilities and our non-export credit facilities contain covenants that require us, among other things, to maintain a fixed charge coverage ratio of at least 1.25x and limit our net debt-to-capital ratio to no more than 62.5%.  The fixed charge coverage ratio is calculated by dividing net cash from operations for the past four quarters by the sum of dividend payments plus scheduled principal debt payments in excess of any new financings for the past four quarters. Our minimum net worth and maximum net debt-to-capital calculations exclude the impact of Accumulated other comprehensive loss on Total shareholders’ equity.
During the second quarter of 2020, we amended our export credit facilities and our non-export credit facilities and certain of our credit card processing agreements which contain financial covenants to suspend the testing of these covenants through and including the first quarter of 2021. Certain of these amendments imposed a new monthly-tested minimum liquidity covenant $300 million for the duration of the waiver period. Pursuant to these amendments, we have also agreed that we will not pay cash dividends or effectuate share repurchases during the wavier period unless we are in compliance with the fixed charge coverage ratio covenant as of the end of the most recently completed quarter. Subsequent to June 30, 2020, we further amended our export credit facilities, certain of our non-export credit facilities and our credit card processing agreements to extend the financial covenant waiver through and including, the fourth quarter of 2021. In connection therewith, we increased the minimum liquidity covenant to $500 million, as applicable, subject to reduction in the event of further capital raises, and extended the dividend and share repurchase restrictions through the extended waiver period. As of June 30, 2020 and the date of these financial statements, we were in compliance with the minimum liquidity covenant, as increased by the recent amendments.
In addition to the above, during the quarter ended June 30, 2020, we amended our Port of Miami Terminal "A" operating lease agreement to increase the lien basket in line with our debt facilities. As of June 30, 2020, were in compliance with the covenants under the lease agreement.
Any covenant waiver may lead to increased costs, increased interest rates, additional restrictive covenants and other available lender protections as the lenders may require. There can be no assurance that we would be able to obtain waivers in a timely manner, or on acceptable terms. If we were not able to obtain waivers or repay the debt facilities, this would lead to an event of default and potential acceleration of amounts due under all of our outstanding debt and derivative contract payables. If we were not able to obtain waivers on the credit card processing agreements, this could lead to the termination of these agreements or the trigger of reserve requirements.
Dividends
During the first quarter of 2020, we declared a cash dividend on our common stock of $0.78 per share, which was paid in April 2020. During the first quarter of 2020, we also paid a cash dividend on our common stock of $0.78 per share, which was declared during the fourth quarter of 2019. Subsequent to March 31, 2020, we agreed with certain of our lenders not to pay dividends for so long as our debt covenant waivers are in effect. Accordingly, we did not declare a dividend in the second quarter of 2020.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The global COVID-19 pandemic has had, and will continue to have, a material adverse impact on our business and results of operations. The global spread of COVID-19 and the unprecedented responses by governments and other authorities to control and contain the disease, has caused significant disruptions, created new risks, and exacerbated existing risks to our business.
We have been, and will continue to be, negatively impacted by the COVID-19 pandemic, including impacts that resulted from actions taken in response to the outbreak. Examples of these include, but are not limited to, travel bans and cruising advisories and the resulting temporary suspension of our operations, which is expected to continue until at least October 31, 2020, excluding China and Australia, restrictions on the movement and gathering of people, social distancing measures, shelter-in-place/stay-at-home orders, and disruptions to businesses in our supply chain. In addition to the imposed restrictions affecting our business, the extent, duration, and magnitude of the COVID-19 pandemic’s effect on the economy and consumer demand for cruising and travel is still rapidly fluctuating and difficult to predict. As such, these impacts may persist for an extended period of time or even become more pronounced, even after we are permitted to and/or begin to resume operations.
The COVID-19 pandemic also has elevated risks affecting significant parts of our business:
•Operations: Due to the global public health circumstances, we have decided to extend the suspension of sailings of our Global Brands' fleet through at least October 31, 2020, excluding China and Australia. It is uncertain as to whether we will need to suspend additional sailings and to what extent, although once such suspension ends, we still do not expect to return to normal sailings for some time. The suspension of sailings and the expected reduction in demand for future cruising once we resume sailing has led to a significant decline in our revenues and cash inflows, which has required us to take cost and capital expenditure containment actions. Consequently, we have reduced and furloughed our workforce, with approximately 23% of our U.S. shoreside employee base being impacted and, except for the minimum safe manning shipboard crew required to operate the ships during the suspension of operations, our shipboard crew were notified that their contracts would end early and they would be notified about new assignments when operations resume in the future. As a result of these actions, we may be challenged in rebuilding our workforce which could further delay our return to service. In addition, we have reduced our planned capital spending through 2021, which may negatively impact our execution of planned growth strategies, particularly as it relates to investments in our ships, technology, and our expansion of land-based developments. Furthermore, we have taken actions to monitor and mitigate changes in our supply chain, and port destination availability, which may strain relationships with our vendors and port partners. Due to the unprecedented and uncertain nature of the COVID-19 pandemic, it is difficult to predict the impact of further disruptions and their magnitude. The impact of further disruptions may depend on how they coincide with the timing of when we seek to resume sailing. In addition, we have never previously experienced a complete cessation of our cruising operations, and as a consequence, our ability to predict the impact of such a cessation on our brands and future prospects is limited and such impact is uncertain.

•Results of Operations: Our decision to suspend sailings of our Global Brands' fleet through at least October 31, 2020, excluding China and Australia, and the resulting trip cancellations have materially impacted the results of our operations. We have incurred and will continue to incur significant costs associated with cancellations as we accommodate passengers with refunds and future cruise credits; as well as continuing to assist our crew with their return home, food, housing, and medical needs. In addition, although cruise operations are currently suspended, we have incurred and will likely continue to incur significant overhead costs associated with layup of our fleet and enhanced COVID-19 related sanitation procedures. As we cannot control adverse media coverage and we cannot predict exactly when we will resume sailing operations, we are experiencing and may continue to experience weak demand for cruising for an undeterminable length of time and we cannot predict when we will return to pre-outbreak demand or fare pricing or if we will return to such levels in the foreseeable future. In turn, these negative impacts to our financial performance have resulted and may continue to result in impairments of our long-lived and intangible assets, which has influenced our decision making relating to early disposal, sale or retirement of assets. For the six months ended June 30, 2020, we incurred impairment charges and credit losses of $1.3 billion related to the impairment of goodwill and trademarks and trade names attributable to our Silversea Cruises reporting unit, and long-lived assets as well as credit losses on mostly on receivables related to our sale of property and equipment. Additionally, any future profitability will be impacted by increased debt service costs as a result of our liquidity actions.

•Liquidity: The suspension of our sailings and the reduction in demand for future cruising has adversely impacted our liquidity as we have experienced a significant increase in refunds of customer deposits while cash inflows from new or existing bookings on future sailings has reduced sharply. As a result, we have taken actions to increase our liquidity through a combination of capital and operating expense reductions and financing activities. For instance, we borrowed an aggregate principal amount of $2.2 billion on March 23, 2020 and an additional $150 million on May 4, 2020 pursuant to a 364-day senior secured term loan. On March 27, 2020, we drew down all the remaining capacity of our revolving credit facilities for a total of $3.475 billion outstanding. On May 19, 2020, we issued $3.32 billion in senior secured notes of which $1.0 billion is due in 2023 and $2.32 billion is due in 2025. The previously mentioned $2.35 billion, 364-day senior secured loan was repaid in its entirety with a portion the proceeds of these notes. On June 9, 2020, we issued $1.0 billion in senior unsecured notes which mature in 2023. Also on June 9, 2020, we issued $1.15 billion in convertible notes which are convertible into shares of our common stock, cash, or a combination of common stock and cash, at our election after meeting certain conditions prior to March 15, 2023. The convertible notes mature in 2023. In June 2020, we established a commercial paper facility for the purpose of issuing short-term, unsecured Sterling-denominated notes for purchase under the Joint HM Treasury and Bank of England’s COVID Corporate Financing Facility commercial paper program in an aggregate principal amount up to £300.0 million. On April 2, 2020, S&P Global downgraded us from BBB- to BB and on May 13, 2020, Moody’s downgraded us from Baa3 to Ba2. These downgrades reduce our ability to incur secured indebtedness by reducing the amount of indebtedness that we are permitted to secure. During the three months ended June 30, 2020, we obtained interim debt service and financial covenant holidays under certain of our export-credit backed loan facilities to generate a cumulative $0.9 billion of incremental liquidity over a period of four years after the 12-month deferral period. Our ability to raise additional financing, whether or not secured, could be limited if our credit rating is further downgraded, and/or if we fail to comply with applicable covenants governing our outstanding indebtedness, and/or if overall financial market conditions worsen. Additionally, due to the complexity of the pandemic’s impact to the economy and uncertainty of its duration, we cannot guarantee that assumptions used to project our liquidity needs will be correct, which may result in the need for additional financing and/or may result in the inability to satisfy covenants required by our current credit facilities. If we continue to raise additional funds through equity or convertible debt issuances, our shareholders could experience dilution of their ownership interest, and these securities could have rights, preferences, and privileges that are superior to that of holders of our ordinary shares. If we raise additional funds by issuing debt, we may be subject to limitations on our operations due to restrictive covenants, which may be more restrictive than the covenants in our existing debt agreements, and we may be required to further encumber our assets. Also, as a result of our additional debt issuances, we will require a significant amount of cash to service our debt and sustain operations. Our ability to generate cash depends on factors beyond our control and we may be unable to repay or repurchase debt at maturity. If adequate funds are not available on acceptable terms, or at all, we may be unable to fund our operations, or respond to competitive pressures, any of which could negatively affect our business. There is no guarantee that financing will be available in the future or that such financing will be available with similar terms or terms that are commercially acceptable to us. Further, if any government agrees to provide us with disaster relief assistance, or other assistance due to the impacts of the COVID-19 pandemic, and we determine it is beneficial to seek such government assistance, it may impose restrictions on executive compensation, share buybacks, dividends, prepayment of debt and other similar restrictions until the aid is repaid or redeemed in full, which could significantly limit our corporate activities and adversely impact our business and operations. We cannot assure you that any more such disaster relief would be available to us.
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
In addition to health and safety concerns, demand for cruises is affected by international, national, and local economic conditions. Weak or uncertain economic conditions may impact consumer confidence and pose a risk as vacationers postpone or reduce discretionary spending. This, in turn, may result in cruise booking slowdowns, decreased cruise prices and lower onboard revenues, even after the COVID-19 pandemic has ended and/or related health and safety concerns are reduced. Given the global nature of our business, we are exposed to many different economies and our business could be hurt by challenging conditions in any of our markets. Any significant deterioration of international, national, or local economic conditions, including those resulting from geopolitical events and/or international disputes and the current economic and employment impact of the COVID-19 pandemic in countries where many of our customers reside could result in a prolonged period of booking slowdowns, depressed cruise prices and/or reduced onboard revenues, even after the COVID-19 pandemic has ended and/or related health and safety concerns are reduced. The COVID-19 pandemic could cause a global recession, which would have a further adverse impact on our financial condition and results of operations. Additionally, the continued impact of COVID-19 on the financial markets is complicated and we cannot predict its effect on geopolitical events and/or international trade policies as countries attempt to mitigate the impact of the pandemic and as they re-open their economies or re-implement lockdown measures.
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
Any further impairment of our goodwill, long-lived assets, equity investments and notes receivable could adversely affect our financial condition and operating results.
We evaluate goodwill for impairment on an annual basis, or more frequently when circumstances indicate that the carrying value of a reporting unit may not be recoverable. A challenging operating environment, such as is currently being experienced under the impact of COVID-19, impacts affecting consumer demand or spending, the deterioration of general macroeconomic conditions, or other factors could result in a change to the future cash flows we expect to derive from our operations. Reductions of cash flows used in the valuation analyses may result in the recording of an impairment charge to a reporting unit’s goodwill. During the six months ended June 30, 2020, we recognized a Silversea Cruises’ goodwill impairment loss of $576.2 million. See Note 3. Impairments and Credit Losses for further information.
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

Our future growth strategies increasingly depend on the growth and sustained profitability of international markets. Factors that will be critical to our success in these markets include our ability to continue to raise awareness of our products and our ability to adapt our offerings to best suit rapidly evolving consumer demands. This risk is further heightened by the COVID-19 pandemic, as authorities in many of these markets have implemented numerous measures to contain the spread and impact of COVID-19, such as travel bans and restrictions, shelter-in-place/stay-at-home orders, and other limitations on business activity, including business closures. In addition, these measures could change unpredictably and/or could be scaled up or down in response to evolving intensity or resurgence of COVID-19 in or around these markets. The execution of our planned growth strategies is dependent on meeting the governmental and regulatory measures and policies in each of these markets. Our ability to realize our future growth strategy is highly dependent on our ability to satisfy country-specific policies and requirements in order to return to service, as well as meeting the needs of region specific consumer preferences as services come back online. These factors may cause us to reevaluate some of our international business strategies.
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
Additionally, in the first quarter of 2020, the U.S. Department of State, along with other governments, including Canada, issued travel advisories warning against cruise travel as a result of the COVID-19 pandemic and subsequently imposed restrictions on those entering the U.S. and many nations imposed strict temporary restrictions on international travel. This, combined with other factors, ultimately lead to the company voluntarily suspending the sailings of our fleet globally and may limit or slow our ability to resume operations in the near term. In addition to the loss of revenues, our financial condition is affected by refund requests, future cruise credit issuances, and other costs associated with returning passengers and crew home safely. Furthermore, many countries have adopted restrictions against U.S. travelers and we currently cannot predict when those restrictions will be eased.
Disease outbreaks and an increase in concern about the risk of illness could adversely impact our business and results from operations.
Disease outbreaks and increased concern related to illness when travelling to, from, and on our ships could cause a drop in demand for cruises, guest cancellations, travel restrictions, an unavailability of ports and/or destinations, cruise cancellations, ship redeployments and an inability to source our crew, provisions or supplies from certain places. Due to the complex and evolving nature of the COVID-19 pandemic we cannot predict the duration of the effect of the current pandemic, and the magnitude is dependent on the development of future events and responses from governments, other authorities, and individual consumers. Our industry, including our passengers and crew, may be subject to enhanced health and safety requirements in the future which may be costly and take a significant amount of time to implement across our fleet and we may be subject to concerns that cruises are susceptible to the spread of infectious diseases such as COVID-19. For example, local governments may establish their own set of rules for self-quarantines and/or require proof of individuals health status prior to or upon visiting. These effects may extend beyond any resolution of the current COVID-19 pandemic through the development of a vaccine or effective therapeutic treatment, and the impact of any of these factors could have a material adverse effect on our business and results of operations.
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
The COVID-19 pandemic has led to suspensions and/or a slowdowns of work at certain shipyards, which impacts our ability to construct new ships when and as planned, our ability to timely and cost-effectively procure new capacity, and our ability to execute scheduled drydocks and/or fleet modernizations. The effects of the COVID-19 pandemic on the shipyards, their subcontractors, and our suppliers have resulted in delays in our previously scheduled ship deliveries, which are currently under discussion with the shipyards. Variations from our plan could have a significant negative impact on our business operations and financial condition.
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
Although our ships can be redeployed, cruise sales and/or pricing may be impacted by the introduction of new ships into the marketplace, reductions in cruise capacity, overall market growth and deployment decisions of ourselves and our competitors. As of December 31, 2019, a total of 67 new ships with approximately 159,000 berths were on order for delivery through 2024 in the cruise industry, including 16 ships currently scheduled to be delivered to us. The further net growth in capacity from these new ships and future orders, without an increase in the cruise industry’s demand and/or share of the vacation market, could depress cruise prices and impede our ability to achieve yield improvement. Additionally, due to our global suspension of operations and the suspension of operations by other cruise operators, cruise prices and yield improvement are further at risk depending on how, when, and where global operations resume.
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
To fund our capital expenditures (including new ship orders), operations and scheduled debt payments, we have historically relied on a combination of cash flows provided by operations, drawdowns under available credit facilities, the incurrence of additional indebtedness and the sale of equity or debt securities in private or public securities markets. Any circumstance or event which leads to a decrease in consumer cruise spending, such as worsening global economic conditions or significant incidents impacting the cruise industry, including the COVID-19 pandemic, negatively affects our operating cash flows and currently, we have no cash flows from operations. In the case of the COVID-19 pandemic and the resulting suspension of our operations, these circumstances have also resulted in credit rating downgrades. See “—Adverse worldwide economic or other conditions could result in prolonged reduction in the demand for cruises and passenger spending, adversely impacting our operating results, cash flows and financial condition including potentially impairing the value of our goodwill, ships, trademarks and other assets and potentially affecting other critical accounting estimates where the change may be material to our operating results” and “—Incidents on ships, at port facilities, land destinations and/or affecting the cruise vacation industry in general, and the associated negative media coverage and publicity, could affect our reputation and impact our sales and results of operations” for more information.
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
Our substantial debt, and any additional debt we may incur, could adversely affect our financial condition and operational flexibility. In addition, we will require a significant amount of cash to service our debt and sustain our operations. Our ability to generate cash depends on many factors beyond our control, and we may not be able to generate cash required to service our debt.
We have a substantial amount of debt and significant debt service obligations. As of June 30, 2020, we had total debt of $19.1 billion. Our substantial debt could have important negative consequences for us. For example, our substantial debt could require us to dedicate a large portion of our cash flow from operations to service debt and fund repayments on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes; increase our vulnerability to adverse general economic or industry conditions; limit our flexibility in planning for, or reacting to, changes in our business or the industry in which we operate; place us at a competitive disadvantage compared to our competitors that have less debt; make us more vulnerable to downturns in our business, the economy or the industry in which we operate, including the current downturn related to COVID-19; limit our ability to raise additional debt or equity capital in the future to satisfy our requirements relating to working capital, capital expenditures, development projects, strategic initiatives or other purposes; restrict us from making strategic acquisitions, introducing new technologies or exploiting business opportunities; make it difficult for us to satisfy our obligations with respect to the notes and our other debt; and increase our exposure to the risk of increased interest rates as certain of our borrowings are (and may be in the future) at a variable rate of interest. In addition, we may incur substantial additional debt in the future. If new debt is added to our existing debt levels, the related risks that we now face would increase.
If we cannot generate sufficient cash to meet our debt service obligations or fund our other business needs, we may, among other things, need to refinance all or a portion of our debt, obtain additional financing, delay planned capital expenditures or sell assets. We cannot assure that we will be able to generate sufficient cash through any of the foregoing. If we are not able to refinance any of our debt, obtain additional financing or sell assets on commercially reasonable terms or at all, we may not be able to satisfy our obligations with respect to our debt.

We are subject to restrictive debt covenants that may limit our ability to finance future operations and capital needs and to pursue business opportunities and activities. In addition, if we fail to comply with any of these restrictions, it could have a material adverse effect on us.
Certain of our debt instruments, including our unsecured bank facilities, limit our flexibility in operating our business. For example, certain of our loan agreements and indentures restrict or limit our and our subsidiaries’ ability to, among other things: incur or guarantee additional indebtedness; pay dividends or distributions on, or redeem or repurchase capital stock and make other restricted payments; make investments; consummate certain asset sales; engage in certain transactions with affiliates; grant or assume certain liens; and consolidate, merge or transfer all or substantially all of our assets. Both our export credit facilities and our non-export credit facilities contain covenants that require us, among other things, to maintain a fixed charge coverage ratio of at least 1.25x and limit our net debt-to-capital ratio to no more than 62.5%. Refer to Note 7. Debt for further discussion on our covenants and existing waivers.
If the credit rating of Silversea Cruise Holding Ltd.'s 7.25% senior secured notes due 2025 (the “Silversea Notes”) is downgraded to below investment grade by one rating agency, then we will become subject to certain restrictive and other covenants over Silversea Cruises' operations, the application of which is currently suspended unless and until any such downgrade occurs. The Silversea Notes are rated Baa3 by Moody’s and BBB- by S&P. For example, if the credit rating of the Silversea Notes is downgraded to below investment grade, among other things, Silversea Cruises and its restricted subsidiaries will be subject to limitations on the incurrence of indebtedness, limitations on entering into transactions with affiliates (including Royal Caribbean and its subsidiaries that are not restricted subsidiaries of Silversea Cruises) and limitations on the payment of dividends and other distributions from Silversea Cruises to Royal Caribbean, each of which may limit our ability to obtain funding and may decrease our operational and financial flexibility, including the ability to make upstream payments from Silversea Cruises and to provide funding support to Silversea Cruises. The Silversea Notes are guaranteed by the Company on a senior unsecured basis. Any event of default or acceleration of the indebtedness under the Silversea Notes could cause the borrowings under other of our debt instruments that contain cross-default provisions to be accelerated or become payable on demand.
All of these limitations are subject to significant exceptions and qualifications. Despite these exceptions and qualifications, we cannot assure you that the operating and financial restrictions and covenants in certain of our debt instruments will not adversely affect our ability to finance our future operations or capital needs or engage in other business activities that may be in our interest. Any future indebtedness may include similar or other restrictive terms. In addition, our ability to comply with these covenants, and restrictions may be affected by events beyond our control. These include prevailing economic, financial and industry conditions. If we breach any of these covenants or restrictions, we could be in default under such indebtedness and certain of our other debt instruments and the relevant debt holders or lenders could elect to declare the debt, together with accrued and unpaid interest and other fees, if any, immediately due and payable and proceed against any collateral securing that debt. If the debt under certain of our debt instruments that we enter into were to be accelerated, our liquid assets may be insufficient to repay in full such indebtedness. Borrowings under other debt instruments that contain cross-default provisions also may be accelerated or become payable on demand. In these circumstances, our assets may not be sufficient to repay in full that indebtedness and our other indebtedness then outstanding.
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
If we elect to settle conversions of our convertible notes, if any, in shares of our common stock or a combination of cash and shares of our common stock, conversions of our convertible notes may result in substantial dilution for our existing shareholders.
In June 2020, we issued an aggregate principal amount of $1.15 billion in convertible notes. The convertible notes are convertible into shares of our common stock, cash, or a combination of common stock and cash, at the our election. The initial conversion rate per $1,000 principal amount of the convertible notes is 13.8672 shares of our common stock, which is equivalent to an initial conversion price of approximately $72.11 per share, subject to adjustment in certain circumstances. In connection with certain corporate events or if we issue a notice of tax redemption, we will, under certain circumstances, increase the conversion rate for holders of the convertible notes who convert their convertible notes in connection with such corporate event or whose convertible notes are called for tax redemption and who convert their convertible notes during the relevant redemption period. Prior to March 15, 2023, the convertible notes will be convertible at the option of holders during certain periods only upon satisfaction of certain conditions On or after March 15, 2023, the convertible notes will be convertible at any time until the close of business on the second scheduled trading day immediately preceding their maturity date. If we elect to settle conversions of our convertible notes, if any, in shares of our common stock or a combination of common stock and cash, conversions of our convertible notes may result in significant dilution to our shareholders.
We did not declare dividends on our common stock in the quarter ended June 30, 2020 and do not expect to pay dividends on our common stock for the near future. Any return on investment may be limited to the value of our common stock.
No cash dividends were declared on our common stock during the quarter ended June 30, 2020. We expect that any income received from operations will be devoted to our future operations and recovery. We do not expect to pay cash dividends on our common stock in the near future due to our agreement to not pay dividends as a condition of our debt covenant amendments and as the payment of dividends would trigger repayment of our Debt Holiday. Payment of dividends would depend upon our profitability at the time, cash available for those dividends, and other factors as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on an investor’s investment will only occur if our stock price appreciates.

If we are unable to appropriately balance our cost management and capital allocation strategies with our goal of satisfying guest expectations, it may adversely impact our business success.
Our goals call for us to provide high quality products and deliver high quality services. There can be no assurance that we can successfully balance these goals with our cost management and capital allocation strategies. Our business also requires us to make capital allocation decisions across a broad scope of investment options with varying return profiles and time horizons for value realization. These include significant capital investment decisions such as ordering new ships, upgrading our existing fleet, enhancing our technology and/or data capabilities, and expanding our portfolio of land-based assets, based on expected market preferences, competition and projected demand. There can be no assurance that our strategies will be successful, which could adversely impact our business, financial condition and results of operations. For example, our ownership and operation of older tonnage, in particular during the business disruption caused by COVID-19, has resulted in impaired asset values due to expected returns that we will not be able to recover.
Our attempts to expand our business into new markets and new ventures may not be successful.
We opportunistically seek to grow our business through, among other things, expansion into new destinations or source markets and establishment of new ventures complementary to our current offerings. These attempts to expand our business increase the complexity of our business, require significant levels of investment and can strain our management, personnel, operations and systems. In addition, we have been unable to execute our attempts to expand our business as a result of the impacts of the COVID-19 pandemic, as described elsewhere herein. There can be no assurance that these business expansion efforts will develop as anticipated or that we will succeed, and if we do not, we may be unable to recover our investment, which could adversely impact our business, financial condition and results of operations.
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
Our principal executive office and principal shoreside operations are located in Florida, and we have shoreside offices throughout the world. Actual or threatened natural disasters (e.g., hurricanes/typhoons, earthquakes, tornadoes, fires or floods), municipal lockdowns, curfews, quarantines, or similar events in these locations may have a material impact on our business continuity, reputation and results of operations. For instance, all Company shoreside operations are working remotely due to the COVID-19 pandemic, which has posed increased technological risks. In addition, substantial or repeated information system failures, computer viruses or cyber attacks impacting our shoreside or shipboard operations could adversely impact our business. We do not generally carry business interruption insurance for our shoreside or shipboard operations or our information systems. As such, any losses or damages incurred by us could have an adverse impact on our results of operations.
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
Partnerships, joint ventures and other business structures involving our co-investments with third parties generally include some form of shared control over the operations of the business and create additional risks, including the event that other investors in such ventures become bankrupt or otherwise lack the financial resources to meet their obligations, or could have or develop business interests, policies or objectives that are inconsistent with ours. In addition to financial risks, our co-investment activities have also presented managerial and operational risks and expose us to reputational or legal concerns. These or other issues related to our co-investments with third parties could adversely impact our operations or liquidity. Due to the COVID-19 pandemic, Pullmantur S.A. filed for reorganization under the terms of the Spanish insolvency laws. In addition TUI Cruises and Hapag-Lloyd Cruises have, for the most part, suspended sailings and their operations, results of operations and liquidity have been and will continue to be adversely materially impacted. The Company may be required continue to provide funding for these affiliated operations and it is unclear when and to what extent these brands will resume operations and our ability to provide such funding will be limited by the level and terms of our outstanding indebtedness. Further, due to the arrangements we have in place with our partners in these ventures, we are limited in our ability to control the strategy of these ventures if and when they resume operations, or their use of capital and other key factors to their results of operation which could adversely affect our investments and impact our results of operations.
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
We rely on supply chain vendors to deliver key products to the operations of our businesses around the world. Any event impacting a vendor’s ability to deliver goods of the expected quality at the location and time needed could negatively impact our ability to deliver our cruise experience. Events impacting our supply chain could be caused by factors beyond the control of our suppliers or us, including inclement weather, natural disasters, increased demand, problems in production or distribution and/or disruptions in third-party logistics or transportation systems, including those caused by the COVID-19 pandemic. Any such interruptions to our supply chain could increase our costs and could limit the availability of products critical to our operations.

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
The U.S. and various state and foreign government or regulatory agencies have enacted or may enact environmental regulations or policies, such as requiring the use of low sulfur fuels (e.g. IMO 2020), that could increase our direct cost to operate in certain markets, increase our cost for fuel, limit the supply of compliant fuel, cause us to incur significant expenses to purchase and/or develop new equipment and adversely impact the cruise vacation industry. While we have taken and expect to continue to take a number of actions to mitigate the potential impact of certain of these regulations, there can be no assurances that these efforts will be successful over the long term.
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
There were no repurchases of common stock during the quarter ended June 30, 2020. As of June 30, 2020, the 24-month common stock repurchase program authorized by our board of directors on May 9, 2018 had expired. In connection with our debt covenant waivers, we agreed with our lenders not to engage in stock repurchases for so long as our debt covenant waivers are in effect.

Item 5. Other Information
The information below is reported in lieu of information that would be reported under Items 1.01, 1.02 and 2.03 under Form 8-K.
Export Credit Facility Amendment
On August 4, 2020, we amended the EUR denominated BPiFrance Assurance Export-backed loan facility incurred to finance Harmony of the Seas in order to extend the period during which a breach of the financial covenants will not trigger a mandatory prepayment under the facility through and including the fourth quarter of 2021. In connection with this amendment, we have agreed that as a condition to the extension of the waiver period, certain of our subsidiaries (none of which directly own a vessel) will issue guarantees for the debt outstanding under the facility by no later than October 15, 2020.
Certain of the lenders participating in the facility, and affiliates of those parties, provide banking, investment banking and other financial services to us from time to time for which they have received, and will in the future receive, customary fees.
The foregoing description of the provisions of the amendment is summary in nature and is qualified in its entirety by reference to the full and complete terms of the amendment, a copy of which is filed herewith as Exhibit 10.17 and incorporated herein by reference.
Termination of Commercial Paper Program
As of December 31, 2019, we had $1.4 billion of commercial paper notes outstanding under our commercial paper program established on June 14, 2018. As of June 30, 2020, we did not have a balance outstanding on this commercial paper program. On August 5, 2020, we terminated this commercial paper program pursuant to the terms of our dealer agreements entered into with each of the commercial paper dealers who act as dealers under this program (the “Dealers”). From time to time, the Dealers and certain of their respective affiliates have provided, and may in the future provide, lending, commercial banking, investment banking and other financial advisory services to us and our affiliates.

Item 6. Exhibits

4.1
Indenture, dated May 19, 2020, among the Company, the guarantors named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee, principal paying agent, transfer agent, registrar and security agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 19, 2020).

4.2
Indenture, dated June 9, 2020, among the Company, RCI Holdings LLC, a limited liability company formed and existing under the laws of Liberia and a direct, wholly-owned subsidiary of the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, principal paying agent, transfer agent, registrar and security agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 9, 2020).

4.3
Indenture, dated June 9, 2020, among the Company, and The Bank of New York Mellon Trust Company, N.A., as trustee, paying agent, registrar, custodian and conversion agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 9, 2020).

10.1
Sixth Amendment Agreement to a Credit Agreement dated as of June 8, 2011 (as amended and restated from time to time) “Anthem of the Seas” – ex Hull No. S-698, dated April 8, 2020 between the Company, the lenders party thereto, KfW IPEX-Bank GmbH, as Hermes agent, facility agent, initial mandated lead arrangers and the mandated lead arrangers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 10, 2020).

10.2
Third Amendment Agreement to a Credit Agreement dated as of 13 November 2015 (as amended and restated from time to time) “Spectrum of the Seas” – ex Hull No. S-700, dated April 8, 2020 between the Company, the lenders party thereto, KfW IPEX-Bank GmbH, as Hermes agent, facility agent, initial mandated lead arrangers and the mandated lead arrangers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 10, 2020).

10.3
Sixth Amendment Agreement to a Credit Agreement dated as of June 8, 2011 (as amended and restated from time to time) “Quantum of the Seas” – ex Hull No. S-697, dated April 21, 2020 between the Company, the lenders party thereto, KfW IPEX-Bank GmbH, as Hermes agent, facility agent, initial mandated lead arrangers and the mandated lead arrangers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 24, 2020).

10.4
Second Supplemental Agreement to a Credit Agreement in respect of the financing of acquisition of m.v. Celebrity Edge (ex hull no. J34), dated as April 28, 2020, between the Company, Citibank N.A., London Branch as global coordinator, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch as ECA agent, Citibank Europe PLC, UK Branch as facility agent, the mandated lead arrangers and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2020).

10.5
Second Supplemental Agreement to a Credit Agreement in respect of the financing of acquisition of m.v. Celebrity Apex (ex hull no. K34), dated as April 29, 2020, between the Company, Citibank N.A., London Branch as global coordinator, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch as ECA agent, Citibank Europe PLC, UK Branch as facility agent, the mandated lead arrangers and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 4, 2020).

10.6
Fourth Supplemental Agreement to a Credit Agreement in respect of the financing of acquisition of m.v. Symphony of the Seas (ex hull no. B34), dated as April 29, 2020, between the Company, Citibank N.A., London Branch as ECA agent, Citibank Europe PLC, UK Branch as facility agent, the mandated lead arrangers and the other lenders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 4, 2020).

10.7
Amendment to the Amended and Restated Credit Agreement, dated as of May 7, 2020, among the Company, the various financial institutions party thereto and Nordea Bank ABP, New York Branch as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 11, 2020).

10.8
Amendment to the Amended and Restated Credit Agreement, dated as of May 7, 2020, among the Company, the various financial institutions party thereto and The Bank of Nova Scotia as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 11, 2020).

10.9
Amendment to Term Loan Agreement, dated as of May 7, 2020, among the Company, the various financial institutions party thereto and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 11, 2020).

10.10
Amendment to the Amended and Restated Credit Agreement, dated as of July 28, 2020. among the Company, the various financial institutions party thereto and Nordea Bank ABP, New York Branch as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 3, 2020).

10.11
Amendment to the Amended and Restated Credit Agreement, dated as of July 28, 2020, among the Company, the various financial institutions party thereto and The Bank of Nova Scotia as administrative agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 3, 2020).

10.12
Amendment to Term Loan Agreement, dated as of July 28, 2020, among the Company, the various financial institutions party thereto and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filedon August 3, 2020).

10.13
Third Amendment Agreement to a Credit Agreement dated as of 27 November 2013 (as amended and restated from time to time) “Ovation of the Seas” – ex hull no S-699, dated May 6, 2020, between the Company, the lenders party thereto, KfW IPEX-Bank GmbH, as Hermes agent, facility agent, initial mandated lead arrangers and the mandated lead arrangers (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 11, 2020).

10.14
Fourth Amendment and Restatement Agreement, relating to a credit agreement in respect of the financing of the acquisition of m.v. Harmony of the Seas (ex hull no. A34), dated May 6, 2020 between the Company, Société Genéralé as facility agent, BNP Baribas, HSBC France and Société Générale as Mandated Lead Arrangers and the banks and financial institutions listed therein as lenders (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 11, 2020).

10.15
Third Amendment Agreement to a Credit Agreement dated as of 13 November 2015 (as amended and restated from time to time) in respect of “Odyssey of the Seas” – Hull S-713, dated 30 April 2020, between the Company, the lenders party thereto, KfW IPEX-Bank GmbH, as Hermes agent, facility agent, initial mandated lead arrangers and the mandated lead arrangers.*

10.16
Amendment Letter, dated May 11, 2020 in respect of the Icon 3 Hull No. 1402 credit agreement, dated 18 December 2019 between the Company, the lenders and residual risk guarantors party thereto, and KfW IPEX-Bank GmbH as facility agent, CIRR agent, documentation agent, Hermes agent, initial mandated lead arranger and sole bookrunner.*

10.17
Supplemental Agreement in relation to the extension of the waiver period for financial covenants in the EUR Facility Agreement in respect of m.v Harmony of the Seas, dated August 4, 2020, among the Company and Societe Generale.*

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
Interactive Data File
101                         The following financial statements of Royal Caribbean Cruises Ltd. for the period ended June 30, 2020, formatted in iXBRL (Inline extensible Reporting Language) are filed herewith:
(i)                     the Consolidated Statements of Comprehensive Income (Loss) for the quarter ended June 30, 2020 and 2019;
(ii) the Consolidated Balance Sheets at June 30, 2020 and December 31, 2019;
(iii)                the Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019; and
(iv)                   the Notes to the Consolidated Financial Statements, tagged in summary and detail.
104   Cover page interactive data file (the cover page XBRL tags are embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL CARIBBEAN CRUISES LTD.
(Registrant)

/s/ JASON T. LIBERTY
Jason T. Liberty
Executive Vice President, Chief Financial Officer
August 10, 2020	(Principal Financial Officer and duly authorized signatory)