Form 10-Q
period 2020-09-30
ROYAL CARIBBEAN CRUISES LTD
filed 2020-11-04
CIK 884887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
There were 224,338,138 shares of common stock outstanding as of October 30, 2020.

1

ROYAL CARIBBEAN CRUISES LTD.

2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited; in thousands, except per share data)

	Quarter Ended September 30,
	2020	2019
Passenger ticket revenues	$3,204	$2,344,779
Onboard and other revenues	(36,892)	842,071
Total revenues	(33,688)	3,186,850
Cruise operating expenses:
Commissions, transportation and other	(3,321)	488,921
Onboard and other	6,036	200,656
Payroll and related	119,213	263,993
Food	5,640	149,621
Fuel	53,815	177,677
Other operating	127,226	342,170
Total cruise operating expenses	308,609	1,623,038
Marketing, selling and administrative expenses	246,779	352,725
Depreciation and amortization expenses	317,139	320,295
Impairment and credit losses	89,899	—
Operating (Loss) Income	(996,114)	890,792
Other expense:
Interest income	5,017	5,625
Interest expense, net of interest capitalized	(259,349)	(102,038)
Equity investment (loss) income	(78,013)	103,654
Other expense	(10,853)	(7,668)
	(343,198)	(427)
Net (Loss) Income	(1,339,312)	890,365
Less: Net Income attributable to noncontrolling interest	7,444	7,125
Net (Loss) Income attributable to Royal Caribbean Cruises Ltd.	$(1,346,756)	$883,240
(Loss) Earnings per Share:
Basic	$(6.29)	$4.21
Diluted	$(6.29)	$4.20
Weighted-Average Shares Outstanding:
Basic	214,163	209,575
Diluted	214,163	210,121
Comprehensive (Loss) Income
Net (Loss) Income	$(1,339,312)	$890,365
Other comprehensive income (loss):
Foreign currency translation adjustments	19,071	(15,510)
Change in defined benefit plans	(3,086)	(12,456)
Gain (loss) on cash flow derivative hedges	66,135	(265,224)
Total other comprehensive income (loss)	82,120	(293,190)
Comprehensive (Loss) Income	(1,257,192)	597,175
Less: Comprehensive Income attributable to noncontrolling interest	7,444	7,125
Comprehensive (Loss) Income attributable to Royal Caribbean Cruises Ltd.	$(1,264,636)	$590,050

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited; in thousands, except per share data)

	Nine Months Ended September 30,
	2020	2019
Passenger ticket revenues	$1,487,077	$6,072,599
Onboard and other revenues	687,590	2,360,649
Total revenues	2,174,667	8,433,248
Cruise operating expenses:
Commissions, transportation and other	342,632	1,279,010
Onboard and other	151,333	510,255
Payroll and related	693,480	799,094
Food	154,439	436,002
Fuel	327,275	519,772
Other operating	830,689	1,037,113
Total cruise operating expenses	2,499,848	4,581,246
Marketing, selling and administrative expenses	944,087	1,144,546
Depreciation and amortization expenses	961,226	924,180
Impairment and credit losses	1,354,514	—
Operating (Loss) Income	(3,585,008)	1,783,276
Other expense:
Interest income	15,757	21,751
Interest expense, net of interest capitalized	(571,149)	(313,757)
Equity investment (loss) income	(140,258)	170,393
Other expense	(127,537)	(34,537)
	(823,187)	(156,150)
Net (Loss) Income	(4,408,195)	1,627,126
Less: Net Income attributable to noncontrolling interest	22,332	21,375
Net (Loss) Income attributable to Royal Caribbean Cruises Ltd.	$(4,430,527)	$1,605,751
(Loss) Earnings per Share:
Basic	$(21.01)	$7.67
Diluted	$(21.01)	$7.65
Weighted-Average Shares Outstanding:
Basic	210,894	209,477
Diluted	210,894	210,032
Comprehensive (Loss) Income
Net (Loss) Income	$(4,408,195)	$1,627,126
Other comprehensive (loss) income:
Foreign currency translation adjustments	55,698	(7,683)
Change in defined benefit plans	(16,953)	(22,831)
Loss on cash flow derivative hedges	(110,139)	(288,115)
Total other comprehensive (loss)	(71,394)	(318,629)
Comprehensive (Loss) Income	(4,479,589)	1,308,497
Less: Comprehensive Income attributable to noncontrolling interest	22,332	21,375
Comprehensive (Loss) Income attributable to Royal Caribbean Cruises Ltd.	$(4,501,921)	$1,287,122

The accompanying notes are an integral part of these consolidated financial statements.

`ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of
	September 30,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$3,016,788	$243,738
Trade and other receivables, net of allowances of $7,673 and $5,635 at September 30, 2020 and December 31, 2019, respectively	165,225	305,821
Inventories	142,432	162,107
Prepaid expenses and other assets	197,195	429,211
Derivative financial instruments	10,155	21,751
Total current assets	3,531,795	1,162,628
Property and equipment, net	25,362,549	25,466,808
Operating lease right-of-use assets	584,477	687,555
Goodwill	809,471	1,385,644
Other assets, net of allowances of $73,156 and $0 at September 30, 2020 and December 31, 2019, respectively	1,540,518	1,617,649
Total assets	$31,828,810	$30,320,284
Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Current liabilities
Current portion of debt	$870,027	$1,186,586
Commercial paper	386,683	1,434,180
Current portion of operating lease liabilities	102,251	96,976
Accounts payable	421,023	563,706
Accrued interest	234,375	70,090
Accrued expenses and other liabilities	677,594	1,078,345
Derivative financial instruments	113,474	94,875
Customer deposits	1,820,038	3,428,138
Total current liabilities	4,625,465	7,952,896
Long-term debt	17,633,737	8,414,110
Long-term operating lease liabilities	546,494	601,641
Other long-term liabilities	694,520	617,810
Total liabilities	23,500,216	17,586,457
Commitments and contingencies (Note 10)
Redeemable noncontrolling interest	—	569,981
Shareholders’ equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 242,502,983 and 236,547,842 shares issued, September 30, 2020 and December 31, 2019, respectively)	2,425	2,365
Paid-in capital	4,329,557	3,493,959
Retained earnings	6,929,710	11,523,326
Accumulated other comprehensive loss	(869,107)	(797,713)
Treasury stock (27,799,775 and 27,746,848 common shares at cost, September 30, 2020 and December 31, 2019, respectively)	(2,063,991)	(2,058,091)
Total shareholders’ equity	8,328,594	12,163,846
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$31,828,810	$30,320,284
The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Nine Months Ended September 30,
	2020	2019
Operating Activities
Net (loss) income	$(4,408,195)	$1,627,126
Adjustments:
Depreciation and amortization	961,226	924,180
Impairment and credit losses	1,354,514	—
Net deferred income tax (benefit) expense	(4,586)	4,664
Loss on derivative instruments not designated as hedges	64,541	24,229
Share-based compensation expense	29,871	51,256
Equity investment loss (income)	140,258	(170,393)
Amortization of debt issuance costs	54,887	24,154
Amortization of commercial paper notes discount	7,269	23,583
Amortization of debt discounts and premiums	29,061	265
Loss on extinguishment of secured senior term loan	41,109	6,326
Currency translation adjustment losses	69,044	—
Change in fair value of contingent consideration	(45,126)	10,700
Changes in operating assets and liabilities:
Decrease (increase) in trade and other receivables, net	133,769	(36,682)
Decrease (increase) in inventories	19,675	(13,640)
Decrease in prepaid expenses and other assets	271,315	41,757
(Decrease) increase in accounts payable	(90,306)	51,011
Increase in accrued interest	164,284	50,011
(Decrease) increase in accrued expenses and other liabilities	(87,936)	81,026
(Decrease) increase in customer deposits	(1,608,355)	261,335
Dividends received from unconsolidated affiliates	2,215	148,285
Other, net	(4,789)	(2,125)
Net cash (used in) provided by operating activities	(2,906,255)	3,107,068
Investing Activities
Purchases of property and equipment	(1,573,241)	(2,341,895)
Cash received on settlement of derivative financial instruments	3,771	6,442
Cash paid on settlement of derivative financial instruments	(139,940)	(86,671)
Investments in and loans to unconsolidated affiliates	(87,943)	(6,889)
Cash received on loans to unconsolidated affiliates	15,581	27,697
Other, net	(6,921)	(1,028)
Net cash used in investing activities	(1,788,693)	(2,402,344)
Financing Activities
Debt proceeds	12,672,189	3,080,564
Debt issuance costs	(348,118)	(42,491)
Repayments of debt	(3,430,245)	(3,424,339)
Proceeds from issuance of commercial paper notes	6,765,816	19,807,417
Repayments of commercial paper notes	(7,837,635)	(19,684,288)
Dividends paid	(326,421)	(439,543)
Proceeds from exercise of common stock options	386	1,452
Other, net	(26,210)	(13,681)
Net cash provided by (used in) financing activities	7,469,762	(714,909)
Effect of exchange rate changes on cash	(1,764)	(937)
Net increase (decrease) in cash and cash equivalents	2,773,050	(11,122)
Cash and cash equivalents at beginning of period	243,738	287,852
Cash and cash equivalents at end of period	$3,016,788	$276,730

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Nine Months Ended September 30,
	2020	2019
Supplemental Disclosure
Cash paid during the period for:
Interest, net of amount capitalized	$258,063	$179,497
Non-cash Investing Activities
Notes receivable issued upon sale of property and equipment	$53,419	0
Purchase of property and equipment included in accounts payable and accrued expenses and other liabilities	$13,603	0
Non-cash Financing Activities
Purchase of Silversea Cruises non-controlling interest	$592,313	0
Termination of Silversea Cruises contingent consideration obligation	$17,274	0

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited; in thousands)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at July 1, 2020	2,372	3,700,288	8,276,463	(951,227)	(2,063,991)	8,963,905
Activity related to employee stock plans	1	20,445	—	—	—	20,446
Silversea acquisition	52	608,824				608,876
Changes related to cash flow derivative hedges	—	—	—	66,135	—	66,135
Change in defined benefit plans	—	—	—	(3,086)	—	(3,086)
Foreign currency translation adjustments	—	—	3	19,071	—	19,074
Net loss attributable to Royal Caribbean Cruises Ltd.	—	—	(1,346,756)	—	—	(1,346,756)
Balance at September 30, 2020	$2,425	$4,329,557	$6,929,710	$(869,107)	$(2,063,991)	$8,328,594

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at January 1, 2020	$2,365	$3,493,959	$11,523,326	$(797,713)	$(2,058,091)	$12,163,846
Activity related to employee stock plans	8	11,886	—	—	—	11,894
Equity component of convertible notes, net of issuance costs	—	208,988	—	—	—	208,988
Silversea acquisition	52	608,824	—	—	—	608,876
Common stock dividends, $0.78 per share	—	—	(163,089)	—	—	(163,089)
Changes related to cash flow derivative hedges	—	—	—	(110,139)	—	(110,139)
Change in defined benefit plans	—	—	—	(16,953)	—	(16,953)
Foreign currency translation adjustments	—	—	—	55,698	—	55,698
Purchases of treasury stock	—	5,900	—	—	(5,900)	—
Net loss attributable to Royal Caribbean Cruises Ltd.	—	—	(4,430,527)	—	—	(4,430,527)
Balance at September 30, 2020	$2,425	$4,329,557	$6,929,710	$(869,107)	$(2,063,991)	$8,328,594

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited; in thousands)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at July 1, 2019	2,364	3,454,831	10,692,890	(653,173)	(1,958,509)	11,538,403
Activity related to employee stock plans	1	11,810	—	—	—	11,811
Common stock dividends, $0.78 per share	—	—	(163,357)	—	—	(163,357)
Changes related to cash flow derivative hedges	—	—	—	(265,224)	—	(265,224)
Change in defined benefit plans	—	—	—	(12,456)	—	(12,456)
Foreign currency translation adjustments	—	—	—	(15,510)	—	(15,510)
Net Income attributable to Royal Caribbean Cruises Ltd.	—	—	883,240	—	—	883,240
Balance at September 30, 2019	$2,365	$3,466,641	$11,412,773	$(946,363)	$(1,958,509)	$11,976,907

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at January 1, 2019	$2,358	$3,420,900	$10,263,282	$(627,734)	$(1,953,345)	$11,105,461
Activity related to employee stock plans	7	45,741	—	—	(5,164)	40,584
Common stock dividends, $2.18 per share	—	—	(456,260)	—	—	(456,260)
Changes related to cash flow derivative hedges	—	—	—	(288,115)	—	(288,115)
Change in defined benefit plans	—	—	—	(22,831)	—	(22,831)
Foreign currency translation adjustments	—	—	—	(7,683)	—	(7,683)
Net Income attributable to Royal Caribbean Cruises Ltd.	—	—	1,605,751	—	—	1,605,751
Balance at September 30, 2019	$2,365	$3,466,641	$11,412,773	$(946,363)	$(1,958,509)	$11,976,907

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
As used in this Quarterly Report on Form 10-Q, the terms "Royal Caribbean,” "Royal Caribbean Group," the “Company,” “we,” “our” and “us” refer to Royal Caribbean Cruises Ltd. and, depending on the context, Royal Caribbean Cruises Ltd.’s consolidated subsidiaries and/or affiliates. The terms “Royal Caribbean International,” “Celebrity Cruises,” “Azamara” and "Silversea Cruises" refer to our wholly owned global cruise brands. Throughout this report, we also refer to regional brands in which we hold an ownership interest, including “TUI Cruises” and “Hapag-Lloyd Cruises.” However, because these regional brands are unconsolidated investments, our operating results and other disclosures herein do not include these brands unless otherwise specified. In accordance with cruise vacation industry practice, the term “berths” is determined based on double occupancy per cabin even though many cabins can accommodate three or more passengers. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019, including the audited consolidated financial statements and related notes included therein, as updated by our Current Report on Form 8-K dated May 13, 2020.
This Quarterly Report on Form 10-Q also includes trademarks, trade names and service marks of other companies.  Use or display by us of other parties’ trademarks, trade names or service marks is not intended to and does not imply a relationship with, or endorsement or sponsorship of us by, these other parties other than as described herein.

Note 1. General
Description of Business
We are a global cruise company. As of September 30, 2020, we control and operate four global cruise brands: Royal Caribbean International, Celebrity Cruises, Azamara, and Silversea Cruises (collectively, our "Global Brands").
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

On June 22, 2020, Pullmantur S.A, a subsidiary of Pullmantur Holdings S.L. ("Pullmantur Holdings"), in which we own a 49% non-controlling interest, filed for reorganization under the terms of the Spanish insolvency laws (the "Pullmantur reorganization") due to the negative impact of the COVID-19 pandemic on the company. Subsequently, Pullmantur Holdings and certain of its other subsidiaries filed for reorganization in Spain. The Pullmantur brand has cancelled all of its ship operations until, at least, November 15, 2020. We suspended equity method accounting for Pullmantur Holdings during the second quarter of 2020. Refer to Note 6. Other Assets for further information regarding Pullmantur's reorganization filing and its impact to the Company.

On July 9, 2020, we acquired the 33.3% interest in Silversea Cruises that we did not already own (the "noncontrolling interest") from Heritage Cruise Holding Ltd. ("Heritage"). As a result of the acquisition, Silversea Cruises is now a wholly owned cruise brand. As consideration for the noncontrolling interest, we issued to Heritage 5.2 million shares of common stock, par value $0.01 per share, of Royal Caribbean Cruises Ltd. Pursuant to the agreement governing the acquisition, among other things, the parties terminated any existing obligation to issue Heritage any contingent consideration, at fair value, in connection with our acquisition of a 66.7% interest in Silversea Cruises on July 31, 2018. The share purchase did not result in a change of control. The purchase was accounted for as an equity transaction and no gain or loss was recognized in earnings. See Note 9. Redeemable Noncontrolling Interest for further information regarding our acquisition of Silversea Cruises' noncontrolling interest.

Management's Plan and Liquidity

As part of the global containment effort for the COVID-19 pandemic, we implemented a voluntary suspension of our Global Brands' cruise operations effective March 13, 2020 which has been extended through at least December 31, 2020, excluding sailings from Singapore. Celebrity Cruises also suspended its full 2020/21 Winter program in Australia and Asia. Additionally, Azamara suspended its 2020/21 Winter sailings throughout Australia and New Zealand, South Africa and South America. On March 14, 2020, concurrent with our and the broader cruise industry’s suspension, the U.S. Centers for Disease Control and Prevention (“CDC”) issued a No Sail Order, which expired on October 31, 2020. On and effective as of October 30, 2020, the CDC issued a Framework for Conditional Sailing Order (the “Conditional Order”) that will conditionally permit cruise ship passenger operations in U.S. waters under certain conditions and using a phased approach. The phases contemplated in the Conditional Order are subject to further interpretation and guidance by the CDC and to change based on public health considerations and the ability of the Company and other cruise ship operators’ to mitigate COVID-19 risks. The Conditional Order shall remain in effect until the earlier of (1) the expiration of the Secretary of Health and Human Services’ declaration that COVID-19 constitutes a public health emergency; (2) the CDC Director rescinds or modifies the Conditional Order based on specific public health or other considerations, or (3) November 1, 2021. We are currently reviewing the Conditional Order and assessing the uncertainties relating to the Conditional Order’s requirements. Based on our initial assessment of these conditions or for other reasons, we may determine it necessary to further extend our voluntary suspension of our Global Brands’ cruise sailings which currently extends through at least December 31, 2020.

Significant events affecting travel, including COVID-19, typically have an impact on the booking pattern for cruise vacations, with the full extent of the impact generally determined by the length of time the event influences travel decisions. Based on our assumptions and estimates and our financial condition, we believe that the liquidity described in the following paragraphs will be sufficient to fund our liquidity requirements for at least the next twelve months from the issuance of these financial statements. However, there can be no assurance that our assumptions and estimates are accurate due to possible variables, including, but not limited to, the uncertainties associated with the CDC’s interpretation and application of the requirements in the Conditional Order and subsequent changes to those requirements, our ability to meet the requirements of the Conditional Order and the costs associated with compliance, some of which may be significant, and whether efforts by other countries to contain the disease will further restrict our ability to commence operations. The suspension of our operations and the impact to our global bookings resulting from the COVID-19 pandemic will continue to have a material negative impact on our results of operations and liquidity, which may be prolonged beyond containment of the disease.

We have undertaken several proactive measures to mitigate the financial and operational impacts of COVID-19, including reduction of capital expenditures and operating expenses, furloughing staff and laying up of vessels.

As of September 30, 2020, we had liquidity of $3.7 billion, consisting of cash and cash equivalents of $3.0 billion and a $0.7 billion one-year commitment for a 364-day term loan facility. As of September 30, 2020, our revolving credit facilities were fully utilized through a combination of amounts drawn and letters of credit issued under the facilities. Through the nine months ended September 30, 2020, we executed and amended various financing arrangements, as described in Note 7. Debt, which have resulted in $8.1 billion of incremental liquidity, including:

•a $0.6 billion increase in the capacity available under our revolving credit facilities;
•additional liquidity of $6.2 billion through the issuance of new debt, net of repayments, and the securing of a one-year $700 million commitment for a 364-day term loan facility;
•£300.0 million, or $387.9 million, based on exchange rates as of September 30, 2020, of available and issued liquidity under an unsecured government commercial paper program with the Bank of England; and
•the deferral of $0.9 billion of existing debt amortization under our export-credit backed ship debt facilities through April 2021.

In October 2020, we issued $575 million of 2.875% senior convertible notes due 2023. See Note 7. Debt for further information on the debt issuance. Concurrently, we issued 9.6 million shares of common stock at a price of $60.00 per share, for approximately $575 million. See Note 11. Shareholders' Equity for further information on the common stock issuance.

Additionally, as of June 30, 2020, we amended our export credit facilities and our non-export credit facilities, totaling an outstanding principal amount of $11.0 billion, and certain of our credit card processing agreements to suspend the testing of financial covenants through and including the first quarter of 2021. As of September 30, 2020, we further extended the financial covenant waiver on our export credit facilities, certain of our non-export credit facilities and our credit card processor agreements through and including the fourth quarter of 2021. Certain of these amended agreements impose a monthly-tested liquidity covenant. The minimum liquidity requirement was $500.0 million as of September 30, 2020; however, this amount was subsequently reduced to $350.0 million upon completion of our capital raising activities in October.

Pursuant to these amendments, we have also agreed that we will not pay cash dividends or effectuate share repurchases during the waiver period unless we are in compliance with the fixed charge coverage covenant as of the end of the most recently completed quarter for the duration of the waiver period. As of September 30, 2020, we were in compliance with the applicable minimum liquidity covenant and we estimate that we will be in compliance for at least the next twelve months. Refer to Note 7. Debt for further information regarding our debt covenants.

Certain of our credit card processing agreements that govern the terms to advance passenger ticket deposits require under certain circumstances, including existence of a material adverse change, excessive chargebacks and other triggering events, that we maintain a reserve which could be satisfied by posting collateral. We have executed amendments to these agreements, such that certain covenant and collateral requirements are waived for a period through December 2021. Based on the triggers in the various agreements, we do not believe any incremental collateral will be required, although the maximum additional collateral or reserves we could potentially need to provide under these agreements in the next twelve months is approximately $75 million.

Any further covenant waivers may lead to increased costs, increased interest rates, additional restrictive covenants and other available lender protections as may be agreed with our lenders. There can be no assurance that we would be able to obtain additional waivers in a timely manner, or on acceptable terms. If we require additional waivers and are not able to obtain them or repay the debt facilities, this would lead to an event of default and potential acceleration of amounts due under all of our outstanding debt and derivative contracts. If we require additional waivers on the credit card processing agreements and are not able to obtain them, this could lead to the termination of these agreements or the trigger of reserve requirements.

Certain of our surety agreements with third party providers for the benefit of certain agencies and associations that provide travel related bonds allow the surety to request collateral in the form of cash or letters of credit. Several of these agreements are currently up for renewal. We expect that our current and/or new providers will request collateral in the amount of approximately $80 million based on the exchange rate at September 30, 2020.

Basis for Preparation of Consolidated Financial Statements
The unaudited consolidated financial statements are presented pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, these statements include all adjustments necessary for a fair statement of the results of the interim periods reported herein. Adjustments consist only of normal recurring items, except for any items discussed in the notes below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted as permitted by such rules and regulations. Estimates are required for the preparation of financial statements in accordance with these principles. Actual results could differ from these estimates. Refer to Note 2. Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019, as updated by our Current Report on Form 8-K dated May 13, 2020, for a discussion of our significant accounting policies.
All significant intercompany accounts and transactions are eliminated in consolidation. We consolidate entities over which we have control, usually evidenced by a direct ownership interest of greater than 50%, and variable interest entities where we are determined to be the primary beneficiary. Refer to Note 6. Other Assets for further information regarding our variable interest entities. We consolidate the operating results of Silversea Cruises on a three-month reporting lag to allow for more timely preparation of our consolidated financial statements. No material events or other transactions involving Silversea Cruises have occurred from July 1, 2020 through September 30, 2020 that would require further disclosure or adjustment to our consolidated financial statements as of and for the quarter ended September 30, 2020, with the exception of our July 2020 acquisition of the noncontrolling interest, which was accounted for in our consolidated financial statements as of September 30, 2020. For affiliates we do not control but over which we have significant influence on financial and operating policies, usually evidenced by a direct ownership interest from 20% to 50%, the investment is accounted for using the equity method.

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
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments, requiring bifurcation only if the convertible debt feature qualifies as a derivative under ASC 815 or for convertible debt issued at a substantial premium. The ASU removes certain settlement conditions required for equity contracts to qualify for the derivative scope exception, permitting more contracts to qualify for it. In addition, the guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The ASU is effective for annual reporting periods beginning after December 15, 2021, including interim reporting periods within those annual periods, with early adoption permitted no earlier than the fiscal year beginning after December 15, 2020. The guidance is expected to have an impact on our consolidated financial statements given the recent issuance of convertible notes, however, we are still evaluating the magnitude of the new guidance on our consolidated financial statements.

Note 3. Impairment and Credit Losses
The increased challenges related to COVID-19 have significantly impacted our expected investments, operating plans and projected cash flows. Refer to Note 1. General for further information regarding COVID-19 and its impact to the Company. As a result of these developments, we performed interim impairment evaluations in 2020 on certain assets as further discussed below.

Goodwill & Intangible Assets

The following are the carrying amounts of goodwill attributable to our Royal Caribbean International, Celebrity Cruises and Silversea Cruises reporting units and the changes in such balances during the quarter and nine months ended September 30, 2020 (in thousands) are as follows:

	Royal Caribbean International	Celebrity Cruises	Silversea Cruises	Total
Balance at January 1, 2020	$299,226	$1,632	$1,084,786	$1,385,644
Impairment charge	—	—	(576,208)	(576,208)
Transfer of goodwill attributable to the 2019 purchase of photo operations onboard our ships	(2,694)	2,694	—	—
Foreign currency translation adjustment	35	—	—	35
Balance at September 30, 2020	$296,567	$4,326	$508,578	$809,471

We performed interim impairment evaluations of Royal Caribbean International’s goodwill in connection with the preparation of our quarterly financial statements for the periods ended March 31, 2020 and June 30, 2020 due to the significant impact that COVID-19 has had on our projected cash flows and triggering events identified in those quarters. Our extended suspension of our operations and the possibility of further extensions created some uncertainty in forecasting the operating results and future cash flows used in our impairment analyses. As a result of our evaluations, we determined that the fair value of the Royal Caribbean International reporting unit exceeded its carrying value as of March 31, 2020 and June 30, 2020 by approximately 30% and 8%, respectively, resulting in no impairment to the Royal Caribbean International goodwill. We did not perform an interim impairment evaluation of Royal Caribbean International's goodwill during the quarter ended September 30,

2020 as no triggering events were identified. We will assess Royal Caribbean International's goodwill during our annual impairment evaluation to be performed in the fourth quarter of 2020 for any additional adverse impact of COVID-19 that may result in changes to the assumptions used in the June 30, 2020 impairment testing.

For the quarters ended March 31, 2020 and June 30, 2020, we estimated the fair value of the Royal Caribbean International reporting unit using a probability-weighted discounted cash flow model in combination with a market-based valuation approach. Significant assumptions used in these valuations include the weighted average cost of capital discount factor, revenue base, revenue growth rate and terminal rate. As of the three months ended September 30, 2020, the carrying amount of goodwill attributable to our Royal Caribbean International reporting unit was $296.6 million.

We also performed an interim impairment evaluation of Silversea Cruises’ goodwill and trade name in connection with the preparation of our financial statements for the quarter ended March 31, 2020. We estimated the fair value of the Silversea Cruises reporting unit using a probability-weighted discounted cash flow model in combination with a market-based valuation approach. Significant assumptions used in these valuations include the weighted average cost of capital discount factor, revenue growth rates and royalty rate. As a result of the analysis, we determined that the carrying value of the Silversea Cruises reporting unit exceeded its fair value as of March 31, 2020. Accordingly, we recognized a goodwill impairment charge of $576.2 million for the quarter ended March 31, 2020. For the quarters ended June 30, 2020 and September 30, 2020, we did not perform interim impairment evaluations of the Silversea Cruises goodwill and trade name, as no triggering events were identified. As of September 30, 2020, the carrying amount of goodwill attributable to our Silversea Cruises reporting unit was $508.6 million.

Intangible assets consist of finite and indefinite life assets and are reported within Other assets in our consolidated balance sheets. The following is a summary of our intangible assets as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020
	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment losses	Net Carrying Value
Finite-life intangible assets:
Customer relationships	$97,400	$12,446	$—	$84,954
Galapagos operating license	47,669	7,274	—	40,395
Other finite-life intangible assets	11,560	11,078	—	482
Total finite-life intangible assets	156,629	30,798	—	125,831
Indefinite-life intangible assets	352,275	—	30,800	321,475
Total intangible assets, net	$508,904	$30,798	$30,800	$447,306

	December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-life intangible assets:
Customer relationships	$97,400	$7,576	$89,824
Galapagos operating license	47,669	6,010	41,659
Other finite-life intangible assets	11,560	6,743	4,817
Total finite-life intangible assets	156,629	20,329	136,300
Indefinite-life intangible assets	352,275	—	352,275
Total intangible assets, net	$508,904	$20,329	$488,575

Impairment charges related to the Silversea Cruises trade name included within Indefinite-life intangible assets in the table above were $30.8 million for the nine months ended September 30, 2020 and were recorded during the quarter ended March 31, 2020.

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

During the quarter ended June 30, 2020, we terminated the agreements chartering Monarch of the Seas, Horizon of the Seas and Sovereign of the Seas to Pullmantur Holdings and agreed to sell the ships to a third party. Consequently, the ships met accounting criteria to be classified as held for sale which resulted in a further impairment charge of $15.2 million during the quarter ended June 30, 2020 to adjust the carrying value of the assets held for sale to their fair value, less cost to sell. We sold the ships to third parties during the three months ended September 30, 2020 for amounts approximating their carrying values.

As a result of the continuing effect of COVID-19 on our expected future operating cash flows, we determined certain impairment triggers had occurred during the quarter ended June 30, 2020. Accordingly, we updated and performed undiscounted cash flow analyses on certain ships in our fleet and right-of-use of assets and identified further impairment on two ships and one right of use asset, as the undiscounted cashflows were less than their carrying values. We determined that an additional impairment charge of $49.7 million was required to write down these assets to their estimated fair values as of June 30, 2020.

We performed undiscounted cash flow recoverability evaluations for three ships with a combined net book value of approximately $400.0 million in connection with the preparation of our financial statements during the quarter ended September 30, 2020. As a result of these recoverability evaluations, it was determined the carrying value of these three ships were recoverable at September 30, 2020. Our assessment applied probability scenario cash flows by using a 50% weighting to undiscounted cash flows through the remaining life of the ships and 50% to cash flows assuming disposal of the ships. In the event that our intent to continue to operate the ships changes, or the probability of disposing increases to approximately 75%, the vessels would need to be fair valued and we expect that a material impairment charge would be recorded. We will continue to monitor these ships and our intent to use these ships in light of the COVID-19 environment. For the quarter ended September 30, 2020, we had no further indication of impairment to the carrying amount of our other ships and our right-of-use assets.

During the quarter ended September 30, 2020, we determined that certain construction in progress projects would be reduced in scope or would no longer be completed as a result of capital cost containment measures due to the impact COVID-19 has had on our operations. This led to the impairment of $83.9 million of construction in progress assets previously reported in Property and equipment, net.

These impairment charges were reported within Impairment and Credit Losses in our consolidated statements of comprehensive (loss) income.

Notes Receivable

We reviewed our notes receivable for credit losses in connection with the preparation of our financial statements. In evaluating the credit loss allowance, management considered factors such as historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. Based on these credit loss estimation factors, we recorded and subsequently wrote-off loan loss allowances of $72.8 million during the quarter ended March 31, 2020, primarily due to loans and other receivables related to Pullmantur Holdings. Refer to Note 6. Other Assets for further information regarding our investment in Pullmantur Holdings. During the quarters ended June 30, 2020 and September 30, 2020, we incurred credit losses of $91.6 million and $6.0 million, respectively, due to loss provisions recognized on notes receivable related to our previous sale of property and equipment and on receivables mostly related to Pullmantur Holdings.

The following table summarizes our credit loss allowance related to receivables for the nine months ended September 30, 2020 (in thousands):

Credit Loss Allowance
Balance at January 1, 2020	$5,635
Loss provision for receivables	172,286
Write-offs	(97,092)
Balance at September 30, 2020	$80,829

Our credit loss allowance balance as of September 30, 2020 primarily related to a $73.2 million loss provision recognized during the three months ended June 30, 2020 on notes receivable related to our previous sale of property and equipment.

Equity Investments

For an equity method investment that experiences a loss in fair value determined to be other than temporary, we will reduce our basis in the investment to fair value and record an impairment loss. Given the impact of the COVID-19 pandemic to our business, we evaluated whether our equity method investments were other than temporarily impaired. Based on our review of each of the investment's most recent financial results and projections, we determined that certain of our equity method investments, primarily Grand Bahama Shipyard Ltd. (“Grand Bahama”), were other than temporarily impaired, which resulted in an impairment charge of $39.7 million during the quarter ended March 31, 2020. For the quarters ended June 30, 2020, and September 30, 2020, we had no further indication of impairment to our equity investment balances. Refer to Note 6. Other Assets for information regarding our significant equity investments.

During the three and nine months ended September 30, 2020, we recognized combined impairment and credit loss charges of $89.9 million and $1.4 billion, respectively. The impairment charges primarily related to our goodwill, trademarks and trade names, property and equipment, net and right-of-use assets and the credit losses related to our notes receivable were reported within Impairment and credit losses within our consolidated statements of comprehensive (loss) income. The impairment charge of $39.7 million related to our equity investments was reported within Equity investment (loss) income within our consolidated statements of comprehensive (loss) income during the quarter ended March 31, 2020 and nine months ended September 30, 2020. For further information on the measurements used to estimate the fair value of these assets, refer to Note 13. Fair Value Measurements and Derivative Instruments. These impairment assessments and the resulting charges were determined based on management’s current estimates and projections using information through the time of the issuance of these financial statements. The adverse impact COVID-19 will continue to have on our business, operating results, cash flows and overall financial condition is uncertain and may result in changes to the assumptions used in the impairment tests discussed above, which may result in additional impairments to our assets in the future.

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
Passenger ticket revenues include charges to our guests for port costs that vary with passenger head counts. These type of port costs, along with port costs that do not vary by passenger head counts, are included in our cruise operating expenses. There were no port costs charged to our guests or included within Passenger ticket revenues for the quarter ended September 30, 2020. The amounts of port costs charged to our guests and included within Passenger ticket revenues on a gross basis were $184.0 million for the quarter ended September 30, 2019, and $124.5 million and $509.6 million for the nine months ended September 30, 2020, and 2019, respectively.
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

Disaggregated Revenues
The following table disaggregates our total revenues by geographic regions where we provide cruise itineraries (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues by itinerary
North America(1)	$(11,781)	$1,617,446	$1,338,365	$4,870,273
Asia/Pacific(2)	(3,441)	272,062	397,496	1,089,914
Europe(3)	—	1,060,424	18,129	1,663,118
Other regions(4)	6,576	102,184	239,112	461,193
Total revenues by itinerary	(8,646)	3,052,116	1,993,102	8,084,498
Other revenues(5)	(25,042)	134,734	181,565	348,750
Total revenues	$(33,688)	$3,186,850	$2,174,667	$8,433,248
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
Passenger ticket revenues are attributed to geographic areas based on where the reservation originates. For the quarters and nine months ended September 30, 2020 and 2019, our guests were sourced from the following areas:

	Quarter Ended September 30,
	2020	2019
Passenger ticket revenues:
United States	66%	62%
United Kingdom	14%	12%
All other countries (1)	20%	26%

	Nine Months Ended September 30,
	2020	2019
Passenger ticket revenues:
United States	67%	65%
All other countries (1)	33%	35%

(1)No other individual country's revenue exceeded 10% for the quarters and nine months ended September 30, 2020 and 2019.
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

The current reduction in demand for cruising due to the COVID-19 pandemic has resulted in an unprecedented low level of advance bookings and the associated customer deposits received. At the same time, we experienced significant cancellations beginning in the second half of March 2020, which has led to issuance of refunds to customers, while other customers have been rebooked on future cruises or received credits in lieu of cash refunds.

Onboard and other revenues for the quarter ended September 30, 2020 includes a charge of $67.9 million to correct cancellation revenue, for certain immaterial bookings, that was incorrectly recognized during the six months ended June 30, 2020. The charge is considered immaterial to our financial statements.

As of September 30, 2020, refunds due to customers mostly as a result of booking cancellations were $189.2 million compared to $32.4 million as of September 30, 2019 and are included within Accounts payable in our consolidated balance sheets. Customer deposits also include deposits related to cancelled cruises prior to the election of a cash refund by guests. Due to the uncertainty around the return of demand for cruising, we are unable to estimate the amount of the September 30, 2020 customer deposits that will be recognized in earnings compared to amounts that will be refunded to customers or issued as a credit for future travel through the end of 2020. Customer deposits presented in our consolidated balance sheets include contract liabilities of $167.5 million and $1.7 billion as of September 30, 2020 and December 31, 2019, respectively.

Contract Receivables and Contract Assets
Although we generally require full payment from our customers prior to their cruise, we grant credit terms to a relatively small portion of our revenue sourced in select markets outside of the United States. As a result, we have outstanding receivables from passenger cruise contracts in those markets. We also have receivables from credit card processors for cruise ticket purchases and goods and services sold to guests during cruises that are collected before, during or shortly after the cruise voyage. In addition, we have receivables due from concessionaires onboard our vessels. These receivables are included within Trade and other receivables, net in our consolidated balance sheets.
We have contract assets that are conditional rights to consideration for satisfying the construction services performance obligations under a service concession arrangement. As of September 30, 2020 and December 31, 2019, our contract assets were $53.7 million and $55.5 million, respectively, and were included within Other assets in our consolidated balance sheets. Given the short duration of our cruises and our collection terms, we do not have any other significant contract assets.
Assets Recognized from the Costs to Obtain a Contract with a Customer
Prepaid travel agent commissions are an incremental cost of obtaining contracts with customers that we recognize as an asset and include within Prepaid expenses and other assets in our consolidated balance sheets. Prepaid travel agent commissions were $7.9 million and $163.2 million as of September 30, 2020 and December 31, 2019, respectively. Our prepaid travel agent commissions at December 31, 2019 were expensed and reported primarily within Other operating in our consolidated statements of comprehensive income (loss) during the nine months ended September 30, 2020.
Note 5. (Loss) Earnings Per Share
A reconciliation between basic and diluted (loss) earnings per share is as follows (in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (Loss) Income attributable to Royal Caribbean Cruises Ltd. for basic and diluted earnings per share	$(1,346,756)	$883,240	(4,430,527)	1,605,751
Weighted-average common shares outstanding	214,163	209,575	210,894	209,477
Dilutive effect of stock-based awards	—	546	—	555
Diluted weighted-average shares outstanding	214,163	210,121	210,894	210,032
Basic (loss) earnings per share	$(6.29)	$4.21	$(21.01)	$7.67
Diluted (loss) earnings per share	$(6.29)	$4.20	$(21.01)	$7.65

There were approximately 192,981 and 265,606 antidilutive shares for the quarter and nine month ended September 30, 2020, respectively. There were no antidilutive shares for the quarter and nine month ended September 30, 2019.
Since the Company expects to settle in cash the principal outstanding under the 4.25% convertible notes that mature in 2023, we currently use the treasury stock method when calculating their potential dilutive effect, if any. While no shares of the convertible notes are currently convertible, they would be anti-dilutive for the three and nine months ended September 30, 2020.

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
As of September 30, 2020, the net book value of our investment in TUIC was $617.8 million, primarily consisting of $467.4 million in equity and a loan of €122.9 million, or approximately $144.1 million based on the exchange rate at September 30, 2020. As of December 31, 2019, the net book value of our investment in TUIC was $598.1 million, primarily consisting of $443.1 million in equity and a loan of €133.2 million, or approximately $149.5 million based on the exchange rate at December 31, 2019. The loan, which was made in connection with the sale of Splendour of the Seas in April 2016, accrues interest at a rate of 6.25% per annum and is payable over 10 years. This loan is 50% guaranteed by TUI AG and is secured by a first priority mortgage on the ship. The majority of these amounts were included within Other assets in our consolidated balance sheets. TUIC has various ship construction and financing agreements which include certain restrictions on each of our and TUI AG’s ability to reduce our current ownership interest in TUIC below 37.55% through May 2033. Our investment amount and outstanding term loan are substantially our maximum exposure to loss in connection with our investment in TUIC.
We determined that Pullmantur Holdings, in which we have a 49% noncontrolling interest and Springwater Capital LLC has a 51% interest, is a VIE for which we are not the primary beneficiary as we do not have the power to direct the activities that most significantly impact the entity's economic performance. On June 22, 2020, Pullmantur S.A., a subsidiary of Pullmantur Holdings, filed for reorganization under the terms of the Spanish insolvency laws at the direction of its Board as a result of the adverse impact of the COVID-19 pandemic on the company's operations and liquidity. Subsequently, Pullmantur Holdings and certain of its other subsidiaries filed for reorganization in Spain. We suspended the equity method of accounting for Pullmantur Holdings during the second quarter of 2020 as we do not intend to fund the entity's future losses and lost our ability to exert significant influence over the entity's activities as a result of the reorganization process.

In connection with the reorganization, we terminated the agreements chartering three of our ships to Pullmantur Holdings and sold the ships to third parties during the quarter ended September 30, 2020 for amounts approximating their carrying values. Refer to Note 3. Impairment and Credit Losses for further discussion on the impact of the ships' sale on our consolidated financial statements. In addition, we recognized a loss of $69.0 million during the quarter ended June 30, 2020, representing deferred currency translation adjustment losses, net of hedging, as we no longer have significant involvement in the Pullmantur operation. This loss was recognized within Other expense in our consolidated statements of comprehensive (loss) income for the quarter ended June 30, 2020.

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

We had previously provided a non-revolving working capital facility to a Pullmantur Holdings subsidiary in the amount of up to €15.0 million or approximately $17.6 million based on the exchange rate at September 30, 2020. Proceeds of the facility, which were available to be drawn through December 2018 accrued interest at an interest rate of 6.5% per annum and were payable through 2022. During the quarter ended March 31, 2020, we recorded and subsequently wrote-off loan loss allowances on the facility receivable balance of $12.5 million. As of December 31, 2019, €11.0 million, or approximately $12.3 million, based on the exchange rate at December 31, 2019, was outstanding under this facility.

During the quarters ended June 30, 2020 and September 30, 2020, we funded Pullmantur $18.3 million and $1.9 million, respectively, for operational purposes during its reorganization for which we recorded and subsequently wrote-off loss allowances.

As of September 30, 2020, we did not have any exposure to credit loss in Pullmantur Holdings. Refer to Note 3. Impairment and Credit Losses for further information on our credit loss evaluation of Pullmantur related receivables as of September 30, 2020.

As of December 31, 2019, our maximum exposure to loss in Pullmantur Holdings was $49.7 million, consisting of loans and other receivables. These amounts were included within Trade and other receivables, net and Other assets in our consolidated balance sheets.

We have determined that Grand Bahama, a ship repair and maintenance facility in which we have a 40% noncontrolling interest, is a VIE. This facility serves cruise and cargo ships, oil and gas tankers and offshore units.  We utilize this facility, among other ship repair facilities, for our regularly scheduled drydocks and certain emergency repairs as may be required.  During the nine months ended September 30, 2020, we made payments of $0.2 million to Grand Bahama for ship repair and maintenance services. We made payments of $0.4 million and $45.5 million during the quarter and nine months ended September 30, 2019, respectively. We have determined that we are not the primary beneficiary of this facility as we do not have the power to direct the activities that most significantly impact the facility’s economic performance. Accordingly, we do not consolidate this entity.

During the quarter ended March 31, 2020, we performed an impairment evaluation on our investment in Grand Bahama. As a result of the evaluation, we did not deem our investment balance to be recoverable and recorded an impairment charge of $30.1 million. Refer to Note 3. Impairment and Credit Losses for further information regarding the impairment evaluation. As a result of the impairment charge that reduced our Grand Bahama investment balance to zero, we are currently recognizing our share of equity method losses against the carrying value of our loans receivable from Grand Bahama.

As of September 30, 2020, we had exposure to credit loss in Grand Bahama consisting of $21.1 million in loans. Our loans to Grand Bahama mature between December 2020 and March 2026 and bear interest at LIBOR plus 2.00% to 3.75%, capped at 5.75% for the majority of the outstanding loan balance. Interest payable on the loans is due on a semi-annual basis. We did not receive principal and interest payments through the nine months ended September 30, 2020. During the quarter and nine months ended September 30, 2019, we received principal and interest payments of $7.6 million and $14.2 million, respectively. The loan balances are included within Trade and other receivables, net and Other assets in our consolidated balance sheets.

We monitor credit risk associated with the loans through our participation on Grand Bahama’s board of directors along with our review of Grand Bahama’s financial statements and projected cash flows. Effective April 1, 2020, we placed the loans in non-accrual status based on our review of Grand Bahama's projected cash flows which have been adversely affected by impacts to their operations caused by the 2019 crane accident related to Oasis of the Seas, Hurricane Dorian and most recently, COVID-19. During the nine months ended September 30, 2020, no credit losses were recorded related to these loans.

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

The following tables set forth information regarding our investments accounted for under the equity method of accounting, including the entities discussed above (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Share of equity (loss) income from investments	$(78,013)	$103,654	$(140,258)	$170,393
Dividends received (1)	$—	$67,713	$2,215	$148,285

(1)There were no dividends received from TUIC for the quarter and nine months ended September 30, 2020. For the quarter ended September 30, 2019, the amount includes dividends from TUIC of €80.0 million, or approximately $88.5 million, based on exchange rate at the time of the transaction. For the nine months ended September 30, 2019, amounts include dividends from TUIC of €170 million or approximately $190.3 million based on the exchange rates at the time of the transactions. The amounts included in the table above are net of tax withholding.

	As of September 30, 2020	As of December 31, 2019
Total notes receivable due from equity investments	$165,203	$184,558
Less-current portion (1)	25,783	25,933
Long-term portion (2)	$139,420	$158,625
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
We also provide ship management services to TUIC and bareboat chartered three vessels to Pullmantur Holdings, prior to it filing for reorganization. We recorded the following as it relates to these services in our operating results within our consolidated statements of comprehensive income (loss) (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$5,619	$11,857	$15,837	$35,714
Expenses	$1,223	$1,365	$3,369	$3,450

Note 7. Debt
Debt consist of the following (in thousands):

	Interest Rate(1)	Maturities Through	As of September 30, 2020	As of December 31, 2019
Fixed rate debt:
Unsecured senior notes	2.65% to 9.13%	2020 - 2028	$2,765,079	$1,746,280
Secured senior notes	7.25% to 11.50%	2023 - 2025	3,893,665	662,398
Unsecured term loans	2.53% to 5.41%	2021 - 2032	3,305,031	2,806,774
Convertible notes	4.25%	2023	956,760	—
Total fixed rate debt			10,920,535	5,215,452
Variable rate debt:
Unsecured revolving credit facilities(2)	1.48%	2022 - 2024	3,382,000	165,000
Unsecured UK Commercial paper		2021	386,683	—
USD Commercial paper		—	—	1,434,180
USD Unsecured term loan	0.74% - 4.05%	2020- 2028	3,641,968	3,519,853
Euro Unsecured term loan	1.15% - 1.58%	2021 - 2028	657,977	676,740
Total variable rate debt			8,068,628	5,795,773
Finance lease liabilities			216,953	230,258
Total debt (3)			19,206,116	11,241,483
Less: unamortized debt issuance costs			(315,669)	(206,607)
Total debt, net of unamortized debt issuance costs			18,890,447	11,034,876
Less—current portion including commercial paper			$(1,256,710)	$(2,620,766)
Long-term portion			17,633,737	8,414,110
(1) Interest rates based on outstanding loan balance as of September 30, 2020 and, for variable rate debt, include either LIBOR or EURIBOR plus the applicable margin.
(2) Includes $1.9 billion facility due in 2024 and $1.5 billion facility due in 2022, each of which accrue interest at LIBOR plus 1.30%, which interest rate was 1.53% as of September 30, 2020 and each is subject to a facility fee of 0.20%.
(3) At September 30, 2020 and December 31, 2019, the weighted average interest rate for total debt was 6.00% and 3.99%, respectively.

In March 2020, we increased the capacity of our $1.7 billion and $1.2 billion unsecured revolving credit facilities due in 2024 and 2022, by $200 million and $400 million, respectively, utilizing their respective accordion features. As of September 30, 2020, our aggregate revolving borrowing capacity was $3.4 billion and was fully utilized through a combination of amounts drawn and letters of credit issued under the facilities.
In March 2020, we took delivery of Celebrity Apex. To finance the purchase, we borrowed $722.2 million under a previously committed unsecured term loan which is 100% guaranteed by BpiFrance Assurance Export, the official export credit agency of France. The loan amortizes semi-annually over 12 years and bears interest at a fixed rate of 3.23% per annum.
In March 2020, we borrowed $2.2 billion pursuant to a 364-day senior secured term loan agreement (the "Secured Term Loan"). In May 2020, the Secured Term Loan was increased by an additional $150 million through the exercise of the accordion feature. The increased Secured Term Loan balance was repaid with proceeds from the $3.32 billion senior secured notes (as described below) issued in May 2020 and discussed below. The Senior Secured Term Loan would have matured 364 days after funding and maturity could have been extended at our option for an additional 364 days subject to customary conditions, including the payment of a 1.00% extension fee. Interest accrued at LIBOR plus a margin of 2.25% which would have increased to 2.50% and 2.75% at 180 days and 365 days, respectively, after funding. We would have also been required to pay a duration fee in an amount equal to 0.25% of the aggregate loan principal amount every 60 days. Additionally, two of our board members each purchased a participation interest equal to $100 million. The repayment of this Secured Term Loan in May 2020 resulted in a total loss on the extinguishment of debt of $41.1 million, which was recognized within Interest expense, net of interest capitalized within our consolidated statements of comprehensive income (loss) during the nine months ended September 30, 2020.
In May 2020, we issued $3.32 billion in senior secured notes, less original issue discount (the "Senior Secured Notes"). We repaid the $2.35 billion, 364-day Secured Term Loan in its entirety with a portion of the proceeds of the Senior Secured Notes. $1.0 billion of the notes accrue interest at 10.875% and mature in 2023. The remaining $2.32 billion of the Senior Secured Notes accrue interest at a fixed rate of 11.5% and mature in 2025 (the "2025 Secured Notes"). The Senior Secured Notes are fully and unconditionally guaranteed by Celebrity Cruises Holdings Inc., Celebrity Cruises Inc., and certain of our wholly-owned vessel-owning subsidiaries. $1.66 billion of the obligations under the Senior Secured Notes and the related guarantees are secured by first priority security interests in the collateral (which generally includes certain of our material intellectual property, a pledge of 100% of the equity interests of certain of our vessel-owning subsidiaries and mortgages on the 28 vessels owned by such subsidiaries, subject to permitted liens and certain exclusions and release provisions), subject to certain adjustments after the date of issuance based on our debt rating as of the date of issuance and our lien basket amount in certain of our credit facilities. Prior to June 1, 2022, we may, at our option, redeem some or all of the 2025 Secured Notes at 100% of the principal amount plus accrued and unpaid interest plus the applicable “make-whole premium” described in the indenture relating to the Senior Secured Notes (the "Senior Secured Notes Indenture"). On or after June 1, 2022, we may, at our option, redeem some or all of the 2025 Secured Notes at the applicable redemption prices set forth in the Secured Notes Indenture.

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
•if we call the notes for a tax redemption; or
•upon the occurrence of specified corporate events.

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

We allocated $907.9 million of the convertible notes' proceeds, net of debt issue costs, to Long-term debt and $209.0 million to Paid-in-capital on our Consolidated Balance Sheet. The amount allocated to Long-term debt represents the difference between the $1.15 billion aggregate principal amount of the convertible notes and the amount of the proceeds allocated to the debt component as a debt discount. The fair value of the convertible notes' debt component was determined utilizing a present value calculation. We recognized the equity component by ascribing the difference between the proceeds and the fair value of the debt component to Paid-in-capital and the corresponding debt discount will be amortized to interest expense over the term of the convertible notes using the straight-line method, which approximates the effective interest method. Debt issuance costs on the convertible notes were allocated to the debt and equity components in proportion to the allocation of proceeds to those components. We incurred total debt issue costs of $33.1 million on the issuance of the debt and allocated $6.2 million to Paid-in-capital. Debt issuance costs attributable to debt will be amortized to interest expense over the term of the convertible notes.
The net carrying value of the liability component of the convertible notes was as follows:

(in thousands)	As of September 30, 2020
Principal	1,150,000
Less: Unamortized debt discount and transaction costs	220,117
$929,883

The interest expense recognized related to the convertible notes was as follows:

(in thousands)	Nine Months Ended September 30, 2020
Contractual interest expense	15,206
Amortization of debt discount and transaction costs	24,920
$40,126

In June 2020, RCL Cruises Ltd., our subsidiary that operates and manages our business in the United Kingdom, established a commercial paper facility for the purpose of issuing short-term, unsecured Sterling-denominated notes that are eligible for purchase under the Joint HM Treasury and Bank of England’s COVID Corporate Financing Facility commercial paper program (the “Program”) in an aggregate principal amount up to £300.0 million. The maturities of the commercial paper notes can vary by note, but cannot exceed 364 days from the date of issuance. As of September 30, 2020, we had £300.0 million, or approximately $387.9 million, based on the exchange rate at September 30, 2020, of commercial paper notes outstanding under this program.

As of December 31, 2019, we had $1.4 billion of commercial paper notes outstanding under our US commercial paper program established on June 14, 2018. We terminated this commercial paper program as of August 5, 2020.

In August 2020, we secured a binding commitment from Morgan Stanley Senior Funding Inc. for a $700 million term loan facility. We may draw on the facility at any time prior to August 12, 2021. Once drawn, the loan will bear interest at LIBOR + 3.75% and will mature 364 days from funding. The facility will be guaranteed by RCI Holdings, LLC, our wholly owned subsidiary that owns the equity interests in subsidiaries that own seven of our vessels. We have the ability to increase the capacity of the facility by an additional $300 million from time to time subject to the receipt of additional or increased commitments and the issuance of guarantees from additional subsidiaries.

In October 2020, we issued $575 million aggregate principal amount of senior convertible notes which accrue interest at 2.875% and mature in 2023. The notes are convertible into shares of common stock of the Company, cash, or a combination of common stock and cash, at the election of the Company. The initial conversion rate per $1,000 principal amount of the convertible notes is 12.1212 shares of our common stock, which is equivalent to an initial conversion price of approximately $82.50 per share, subject to adjustment in certain circumstances. Prior to August 15, 2023, the convertible notes will be convertible at the option of holders during certain periods, and only under the following conditions:

•during any calendar quarter after December 31, 2020, if the last reported sale price per share of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•if, prior to August 15, 2023, the trading price per $1,000 principal amount of notes is less than 98% of the product of the last reported sale price per share of our common stock and the conversation rate for ten consecutive trading days

(in which case the notes are convertible at any time during the five business day period following the 10 consecutive trading day period);
•if we call the notes for a tax redemption; or
•upon the occurrence of specified corporate events.

On or after August 15, 2023, the convertible notes will be convertible at any time until the close of business on the second scheduled trading day immediately preceding their maturity date.

Holders of the convertible notes may require the Company, upon the occurrence of certain events that constitute a fundamental change under the indenture, to offer to repurchase the convertible notes at a repurchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. We expect to use a portion of the net proceeds from the offering to repay the 2.650% Senior Notes due November 2020, with the remainder to be used for general corporate purposes.

In October 2020, we took delivery of Silver Moon. To finance the purchase, we borrowed $300 million under a previously committed unsecured term loan facility, guaranteed by us, to pay a portion of the ship's contract price. The loan is due and payable at maturity in June 2028, provided however, that each lender may elect to cause us to repay the outstanding amount of any advances held by such lender on June 2026 upon 90 days advance notice. The loan amortizes semi-annually starting six months after funding, with 1/24th of the outstanding principal payable every six months and the balance payable upon maturity. Interest on the loan accrues at LIBOR plus 1.50%.

During the quarters ended June 30, 2020 and September 30, 2020, we amended certain export-credit backed ship debt facilities to benefit from a 12-month debt amortization deferral (the "Debt Deferral"). Under the Debt Deferral, deferred debt amortization of approximately $0.9 billion will be paid over a period of four years after the 12-month deferral period. The Debt Deferral was offered by certain export credit agencies as a result of the current impact to cruise-line borrowers as a result of COVID-19.

Except for the financings incurred to acquire Celebrity Flora, Azamara Pursuit and Silver Moon, all of our unsecured ship financing term loans are guaranteed by the export credit agency in the respective country in which the ship is constructed. As of September 30, 2020, in consideration for these guarantees, depending on the financing arrangement, we pay to the applicable export credit agency (1) a fee of 2.97% per annum based on the outstanding loan balance semi-annually over the term of the loan (subject to adjustments based upon our credit ratings) or (2) an upfront fee of 2.35% to 2.37% of the maximum loan amount. We amortize the fees that are paid upfront over the life of the loan and those that are paid semi-annually over each respective payment period. Prior to the loan being drawn, we present these fees within Other assets in our consolidated balance sheets. Once the loan is drawn, such fees are classified as a discount to the related loan, or contra-liability account, within Current portion of debt or long-term debt. In our consolidated statements of cash flows, we classify these fees within Amortization of debt issuance costs.

Both our export credit facilities and our non-export credit facilities totaling an outstanding principal amount of approximately $11.0 billion as of September 30, 2020 contain covenants that, among other things, require us to maintain financial ratios, including in certain cases, a fixed charge coverage ratio of at least 1.25x and/or minimum shareholders' equity and limit our net debt-to-capital ratio.

During the quarter ended June 30, 2020, we amended all of our export credit facilities, all of our non-export credit facilities and certain of our credit card processing agreements which contain financial covenants to suspend the testing of these covenants through and including the first quarter of 2021. During the quarter ended September 30, 2020, we further amended each of these agreements, with the exception of a $130.0 million term loan due 2023, to extend the financial covenant waiver through and including the fourth quarter of 2021. The $130.0 million term loan, which remains subject to a covenant waiver through the end of the first quarter of 2021, is prepayable at any time without penalty.

Certain of these amendments impose a new monthly-tested minimum liquidity covenant. The minimum liquidity requirement was $500.0 million as of September 30, 2020; however, this amount was subsequently reduced to $350.0 million upon completion of our capital raising activities in October. As of September 30, 2020 and the date of these financial statements, we were in compliance with the applicable minimum liquidity covenant. Pursuant to these amendments, we also agreed that we will not pay cash dividends or effectuate share repurchases during the waiver period unless we are in compliance with the fixed charge coverage covenant as of the end of the most recently completed quarter. For information related to the covenants in our Port of Miami Terminal "A" operating lease agreement, refer to Note 8. Leases.

Under certain of our agreements, the contractual interest rate, facility fee and/or export credit agency fee vary with our debt rating. On August 24, 2020, Moody’s downgraded our senior unsecured rating from Ba2 to B2, and on August 31, 2020, S&P Global downgraded our senior unsecured rating from BB to B+.

The following is a schedule of annual maturities on our total debt net of debt issuance costs, and including finance leases and commercial paper, as of September 30, 2020 for each of the next five years (in thousands):

Year
Remainder of 2020	333,655
2021	1,379,400
2022	4,322,300
2023	4,327,465
2024	3,519,209
Thereafter	5,008,418
18,890,447

Finance Leases
Silversea Cruises operates the Silver Whisper, under a finance lease. The finance lease for the Silver Whisper will expire in 2022, subject to an option to purchase the ship. The total aggregate amount of the finance lease liabilities recorded for this ship was $31.5 million and $55.6 million at September 30, 2020 and December 31, 2019, respectively. The lease payments on the Silver Whisper are subject to adjustments based on the LIBOR rate.

Note 8. Leases
Our operating leases primarily relate to preferred berthing arrangements, real estate and shipboard equipment and are included within Operating lease right-of-use assets, and Long-term operating lease liabilities with the current portion of the liability included within Current portion of operating lease liabilities in our consolidated balance sheets as of September 30, 2020 and December 31, 2019. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term. During the three months ended March 31, 2020, we determined that the lease for Silver Explorer, operated by Silversea Cruises and previously classified as a finance lease, is an operating lease based on modification of the terms of the lease during the quarter. Due to the three-month reporting lag for Silversea Cruises, the reclassification of the lease to an operating lease was reflected in our Consolidated Balance Sheet as of June 30, 2020. The operating lease for Silver Explorer will expire in 2023.
During the first quarter ended March 31, 2020, we identified that the undiscounted cash flows of certain right-of-use assets, were less than their carrying values. Events surrounding the COVID-19 pandemic negatively impacted the expected undiscounted cash flows of these assets. As a result of this determination, we evaluated these assets pursuant to our long-lived asset impairment test, which resulted in an impairment charge of $45.9 million to write down these right-of-use assets to their estimated fair values during the quarter ended March 31, 2020. Due to the continuing effect of COVID-19, we updated our analysis during the second quarter ended June 30, 2020, which resulted in an impairment of the Silver Explorer right-of-use asset of $13.3 million to write down the asset to its estimated fair value as of June 30, 2020. For the quarter ended September 30, 2020, we had no further indication of impairment to the carrying amount of our right of use assets.
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

We have a residual value guarantee associated with our Port of Miami Terminal "A" operating lease agreement ("Port of Miami terminal lease") that approximates a percentage of the cost of the asset as of the inception of the lease. We consider the possibility of incurring costs associated with the residual value guarantee to be remote.
Also in connection with the Port of Miami terminal lease, we are required to deliver on or before July 18, 2021, cash collateral in an amount equal to the lesser of our residual value guarantee or the aggregate balance of the lenders' terminal construction debt, estimated at $181.1 million as of September 30, 2020. The collateral is to be returned when all amounts due by us under the lease have been paid in full.
During the quarter ended June 30, 2020, we amended our Port of Miami terminal lease to increase the lien basket in line with our debt facilities and obtain a financial covenant waiver to the first quarter of 2021. This obligation is prepayable at any time without penalty. As of September 30, 2020, we were in compliance with the amended covenants under the lease agreement.
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
Commencing in 2016 when we sold our 51% interest in the Pullmantur brand to Pullmantur Holdings, and continuing through the quarter ended June 30, 2020, we bareboat chartered to Pullmantur Holdings the vessels operated by the Pullmantur brand. On June 22, 2020, Pullmantur S.A., a subsidiary of Pullmantur Holdings, filed for reorganization in Spain, at which time we terminated these bareboat charters. See Note 6. Other Assets for further discussion of Pullmantur. We accounted for the bareboat charters of these vessels as operating leases for which we were the lessor.
The components of lease expense were as follows (in thousands):

	Consolidated Statement of Comprehensive Income (Loss) Classification	Quarter Ended September 30, 2020	Nine Months Ended September 30, 2020
Lease costs:
Operating lease costs	Commission, transportation and other	$17,648	$50,268
Operating lease costs	Other operating expenses	7,179	21,920
Operating lease costs	Marketing, selling and administrative expenses	5,686	16,716
Financial lease costs:
Amortization of right-of-use-assets	Depreciation and amortization expenses	946	2,941
Interest on lease liabilities	Interest expense, net of interest capitalized	557	3,754
Total lease costs		$32,016	$95,599
In addition, certain of our berthing agreements include variable lease costs based on the number of passengers berthed. During the nine months ended September 30, 2020, we had $25.6 million of variable lease costs recorded within Commission, transportation and other in our consolidated statement of comprehensive income (loss). For the quarter ended September 30, 2020 there were no variable lease costs as a result of the ongoing suspension of our cruise operations. During the quarter and nine months ended September 30, 2019, we had $17.3 million and $73.1 million, respectively, of variable lease costs recorded within Commission, transportation and other in our consolidated statement of comprehensive income (loss).
Weighted average of the remaining lease terms and weighted average discount rates are as follows:

As of September 30, 2020
Weighted average years of the remaining lease term
Operating leases	7.8
Finance leases	40.4
Weighted average discount rate
Operating leases	4.36%
Finance leases	6.75%

Supplemental cash flow information related to leases is as follows (in thousands):

Nine Months Ended September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$97,903
Operating cash flows from finance leases	$3,754
Financing cash flows from finance leases	$13,291

As of September 30, 2020, maturities related to lease liabilities were as follows (in thousands):

Year	Operating Leases	Finance Leases
Remainder of 2020	$34,259	$34,862
2021	122,125	35,132
2022	110,127	23,480
2023	104,240	12,539
2024	75,622	12,529
Thereafter	417,143	407,078
Total lease payments	863,516	525,620
Less: Interest	(214,771)	(308,667)
Present value of lease liabilities	$648,745	$216,953

Note 9. Redeemable Noncontrolling Interest
In connection with the 2018 Silversea Cruises acquisition, we recorded redeemable noncontrolling interest due to the put options held by the noncontrolling interest shareholder. At the date of the 2018 Silversea Cruises acquisition, the estimated fair value of the noncontrolling interest was based on 33.3% of Silversea Cruises' equity value, which was determined based on the transaction price paid for 66.7% of Silversea Cruises in the 2018 Silversea Cruises acquisition.
On July 9, 2020, we acquired the 33.3% noncontrolling interest in Silversea Cruises from Heritage in exchange for 5.2 million shares of common stock, par value $0.01 per share, of Royal Caribbean Cruises Ltd. Pursuant to the agreement governing the acquisition of the noncontrolling interest, among other things, the parties terminated any existing obligation to issue Heritage any contingent consideration, at fair value, in connection with our acquisition of a 66.7% interest in Silversea Cruises in 2018. The purchase of the noncontrolling interest was accounted for as an equity transaction during the quarter ended September 30, 2020 and no gain or loss was recognized in earnings. The carrying amount of the noncontrolling interest was adjusted to zero and the difference between the carrying amount of the noncontrolling interest and the fair value of the consideration paid was recognized in additional paid in capital.
The noncontrolling interest's share in the net earnings (loss) and contractual accretion requirements associated with the put options, for periods prior to our acquisition of the noncontrolling interest, are included in Net income attributable to noncontrolling interest in our consolidated statements of comprehensive income (loss). As of December 31, 2019, the noncontrolling interest shareholder's interest is presented as Redeemable noncontrolling interest and is classified outside of shareholders' equity in our consolidated balance sheets.
The following table presents changes in the noncontrolling interest for the quarters and nine months ended September 30, 2020 and September 30, 2019 (in thousands):

Beginning balance at July 1, 2020	$584,869
Net income attributable to noncontrolling interest, including the contractual accretion of the put options	7,444
Acquisition of noncontrolling interest	(592,313)
Balance at September 30, 2020	$—

Beginning balance at January 1, 2020	$569,981
Net income attributable to noncontrolling interest, including the contractual accretion of the put options	22,332
Acquisition of noncontrolling interest	(592,313)
Ending balance September 30, 2020	$—

Beginning balance at July 1, 2019	$556,770
Net income attributable to noncontrolling interest, including the contractual accretion of the put options	7,125
Distribution to noncontrolling interest	(501)
Ending balance at September 30, 2019	$563,394

Beginning balance at January 1, 2019	$542,020
Net income attributable to noncontrolling interest, including the contractual accretion of the put options	21,375
Distribution to noncontrolling interest	(501)
Other	500
Ending balance at September 30, 2019	$563,394

Note 10. Commitments and Contingencies
Ship Purchase Obligations
Our future capital commitments consist primarily of new ship orders. As of September 30, 2020, we had one Quantum-class ship, two Oasis-class ships and three ships of a new generation, known as our Icon-class, on order for our Royal Caribbean International brand with an aggregate capacity of approximately 32,400 berths. As of September 30, 2020, we had two Edge-class ships on order for our Celebrity Cruises brand with an aggregate capacity of approximately 6,500 berths. Additionally, as of September 30, 2020, we have four ships on order for our Silversea Cruises brand with an aggregate capacity of approximately 2,300 berths.
In September 2019, Silversea Cruises entered into two credit agreements, guaranteed by us, for the unsecured financing of the first and second Evolution-class ships for an amount of up to 80% of each ship's contract price through facilities to be guaranteed 95% by Euler Hermes, the official export credit agency of Germany. The maximum loan amount under each facility is not to exceed the United States dollar equivalent of €351.6 million in the case of the first Evolution-class ship and €359.0 million in the case of the second Evolution-class ship, or approximately $412.3 million and $421.0 million, respectively, based on the exchange rate at September 30, 2020. Each loan, once funded, will amortize semi-annually and will mature 12 years following the delivery of each ship. At our election, interest on each loan will accrue either (1) at a fixed rate of 4.14% and 4.18%, respectively (inclusive of the applicable margin) or (2) at a floating rate equal to LIBOR plus 0.79% and 0.83%, respectively. The first and second Evolution-class ships will each have a capacity of approximately 600 berths.
In December 2019, we entered into a credit agreement for the unsecured financing of the sixth Oasis-class ship for up to 80% of the ship’s contract price through a facility to be guaranteed 100% by BpiFrance Assurance Export, the official export credit agency of France. Under the financing arrangement, we have the right, but not the obligation, to satisfy the obligations to be incurred upon delivery and acceptance of the ship under the shipbuilding contract by assuming, at delivery and acceptance, the debt indirectly incurred by the shipbuilder during the construction of the ship. The maximum loan amount under the facility is not to exceed the United States dollar equivalent of €1.3 billion, or approximately $1.5 billion based on the exchange rate at September 30, 2020. The loan will amortize semi-annually and will mature 12 years following delivery of the ship. Interest on the loan will accrue at a fixed rate of 3.00% (inclusive of margin). The sixth Oasis-class ship will have a capacity of approximately 5,700 berths.
In December 2019, we entered into a credit agreement for the unsecured financing of the third Icon-class ship for up to 80% of the ship’s contract price. Finnvera plc, the official export credit agency of Finland, has agreed to guarantee 95% of the substantial majority of the financing, with a smaller portion of the financing to be 95% guaranteed by Euler Hermes, the official

German export credit agency. The maximum loan amount under the facility is not to exceed the United States dollar equivalent of €1.4 billion, or approximately $1.6 billion based on the exchange rate at September 30, 2020. The loan, once funded, will amortize semi-annually and will mature 12 years following the delivery of the ship. Approximately 60% of the loan will accrue interest at a fixed rate of 3.29%. The balance of the loan will accrue interest at a floating rate of LIBOR plus 0.85%. The third Icon-class ship will have a capacity of approximately 5,600 berths.
Our future capital commitments consist primarily of new ship orders. As of September 30, 2020, our Global Brands and Partner Brands have the following ships on order. COVID-19 has impacted shipyard operations which have and will result in delays of our previously contracted ship deliveries as noted below. Of the six ships originally scheduled for delivery between July 2020 and December 2021, Silver Moon was delivered in October 2020 and we expect that Silver Dawn and Odyssey of the Seas will be delivered within the remaining time frame, with the shift of the Odyssey of the Seas expected delivery into early 2021. The exact duration of the ship delivery delays are currently under discussion with the impacted shipyards:

Ship	Shipyard	Contractual Delivery Date	Approximate Berths
Royal Caribbean International —
Oasis-class:
Wonder of the Seas	Chantiers de l'Atlantique	2nd Quarter 2021	5,700
Unnamed	Chantiers de l'Atlantique	4th Quarter 2023	5,700
Quantum-class:
Odyssey of the Seas	Meyer Werft	4th Quarter 2020	4,200
Icon-class:
Unnamed	Meyer Turku Oy	2nd Quarter 2022	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2024	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2025	5,600
Celebrity Cruises —
Edge-class:
Celebrity Beyond	Chantiers de l'Atlantique	4th Quarter 2021	3,250
Unnamed	Chantiers de l'Atlantique	4th Quarter 2022	3,250
Silversea Cruises —
Muse-Class:
Silver Moon (1)	Fincantieri	4th Quarter 2020	550
Silver Dawn	Fincantieri	4th Quarter 2021	550
Evolution Class:
Unnamed	Meyer Werft	1st Quarter 2022	600
Unnamed	Meyer Werft	1st Quarter 2023	600
TUI Cruises (50% joint venture) —
Mein Schiff 7	Meyer Turku Oy	2nd Quarter 2023	2,900
Unnamed	Fincantieri	3rd Quarter 2024	4,100
Unnamed	Fincantieri	1st Quarter 2026	4,100
Hapag-Lloyd Cruises (50% joint venture) —
Hanseatic Spirit	Vard	2nd Quarter 2021	230
Total Berths			52,530
(1) In October 2020, we took delivery of Silver Moon.
As of September 30, 2020, the aggregate cost of our ships on order presented in the table above, excluding any ships on order by our Partner Brands, was approximately $14.1 billion, of which we had deposited $770.7 million as of such date. Approximately 64.4% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at September 30, 2020. Refer to Note 13. Fair Value Measurements and Derivative Instruments for further information.

In addition, as of September 30, 2020, we have an agreement in place with Chantiers de l'Atlantique to build an additional Edge-class ship for delivery in the 4th quarter of 2024, which is contingent upon completion of conditions precedent and financing.
Litigation
As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2019, as updated by our Current Report on Form 8-K dated May 13, 2020, two lawsuits were filed against Royal Caribbean Cruises Ltd. in August 2019 in the U.S. District Court for the Southern District of Florida under Title III of the Cuban Liberty and Democratic Solidarity Act, also known as the Helms-Burton Act. The complaint filed by Havana Docks Corporation ("Havana Docks Action") alleges it holds an interest in the Havana Cruise Port Terminal and the complaint filed by Javier Garcia-Bengochea (the "Port of Santiago Action") alleges that he holds an interest in the Port of Santiago, Cuba, both of which were expropriated by the Cuban Government. The complaints further allege that Royal Caribbean Cruises Ltd. trafficked in those properties by embarking and disembarking passengers at these facilities. The plaintiffs seek all available statutory remedies, including the value of the expropriated property, plus interest, treble damages, attorneys’ fees and costs. Royal Caribbean Cruises Ltd. filed its answer to each complaint in October 2019 and on October 15, 2020, the Court dismissed the Port of Santiago Action on the basis that the plaintiffs in that action lacked standing to bring the claim. This decision may be appealed by the plaintiffs. We believe we have meritorious defenses to the claims alleged in both the Havana Docks Action and the Port of Santiago Action, and we intend to vigorously defend ourselves against them. We believe that it is unlikely that the outcome of either action will have a material adverse impact to our financial condition, results of operations or cash flows. However, the outcome of litigation is inherently unpredictable and subject to significant uncertainties, and there can be no assurances that the final outcome of this case will not be material.
On October 7, 2020, a shareholder filed a putative class action complaint against us and certain officers, in the United States District Court for the Southern District of Florida, alleging misrepresentations relating to COVID-19 in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, seeking unspecified damages on behalf of a purported class consisting of all persons and entities (subject to specified exceptions) that purchased or otherwise acquired our securities from February 4, 2020 through March 17, 2020. On October 27, 2020, a second complaint was filed by another shareholder against us and our same officers in the United States District Court for the Southern District of Florida alleging the same misrepresentations relating to COVID-19. As is the case with the first action, the second action seeks unspecified damages on behalf of a purported class consisting of all persons and entities (subject to specified exceptions) that purchased or otherwise acquired our securities from February 4, 2020 through March 17, 2020.We cannot predict the duration or outcome of these lawsuits at this time, although management believes the claims are without merit. Depending on how these cases progress, they could be costly to defend and could divert the attention of management and other resources from operations. Accordingly, even if ultimately resolved in our favor, these actions could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

During the second quarter of 2020, we agreed with certain of our lenders not to pay dividends or engage in common stock repurchases for so long as our debt covenant waivers are in effect. In addition, in the event we declare a dividend or engage in share repurchases, we will need to repay the amounts deferred under our export credit facilities as part of the Debt Deferral. Accordingly, we did not declare a dividend during the second, and third quarters of 2020.

During October 2020, we issued 9.6 million shares of common stock, par value $0.01 per share, at a price of $60.00 per share. We received net proceeds of $557.4 million from the sale of our common stock, after deducting the underwriters’ discount and the estimated offering expenses payable by us.

Note 12. Changes in Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2020 and 2019 (in thousands):

	Accumulated Other Comprehensive Income (Loss) for the nine months ended September 30, 2020				Accumulated Other Comprehensive Income (Loss) for the Nine Months Ended September 30, 2019
	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated comprehensive loss at beginning of the year	$(688,529)	$(45,558)	$(63,626)	$(797,713)	$(537,216)	$(26,023)	$(64,495)	$(627,734)
Other comprehensive income (loss) before reclassifications	(172,323)	(18,503)	(13,346)	(204,172)	(271,726)	(23,408)	(7,683)	(302,817)
Amounts reclassified from accumulated other comprehensive loss	62,184	1,550	69,044	132,778	(16,389)	577	—	(15,812)
Net current-period other comprehensive income (loss)	(110,139)	(16,953)	55,698	(71,394)	(288,115)	(22,831)	(7,683)	(318,629)
Ending balance	$(798,668)	$(62,511)	$(7,928)	$(869,107)	$(825,331)	$(48,854)	$(72,178)	$(946,363)

The following table presents reclassifications out of accumulated other comprehensive income (loss) for the quarters and nine months ended September 30, 2020 and 2019 (in thousands):

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
Details About Accumulated Other Comprehensive Income (Loss) Components	Quarter Ended September 30, 2020	Quarter Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019	Affected Line Item in Statements of Comprehensive Income (Loss)
Gain (loss) on cash flow derivative hedges:
Interest rate swaps	$(6,532)	$(373)	$(15,939)	$(1,173)	Interest expense, net of interest capitalized
Foreign currency forward contracts	(3,782)	(3,592)	(10,899)	(10,471)	Depreciation and amortization expenses
Foreign currency forward contracts	(1,511)	(1,251)	(5,855)	(3,866)	Other income (expense)
Fuel swaps	536	(472)	3,029	(1,916)	Other income (expense)
Fuel swaps	(5,598)	2,435	(32,520)	33,815	Fuel
	(16,887)	(3,253)	(62,184)	16,389
Amortization of defined benefit plans:
Actuarial loss	(517)	(194)	(1,550)	(577)	Payroll and related
	(517)	(194)	(1,550)	(577)
Release of net foreign cumulative translation due to sale or liquidation of businesses:
Foreign cumulative translation	(34,697)	—	(69,044)	—	Other expense
Total reclassifications for the period	$(52,101)	$(3,447)	$(132,778)	$15,812

During the quarter and nine months ended September 30, 2020, a $69.0 million net loss was recorded within Other expense in our consolidated statements of comprehensive (loss) income. The amount was recognized in earnings in connection with the Pullmantur reorganization, as we no longer have significant involvement in the Pullmantur operations and these amounts were previously deferred in Accumulated other comprehensive loss. The net loss consisted of a $92.6 million loss resulting from the recognition of a currency translation adjustment, partially offset by the recognition of a deferred $23.6 million foreign exchange gain related to the Pullmantur net investment hedge. Of the $69.0 million loss, $34.3 million and $34.7 million was released from Accumulated other comprehensive loss during the quarters ended June 30, 2020 and September 30, 2020, respectively.

Note 13. Fair Value Measurements and Derivative Instruments
Fair Value Measurements
The estimated fair value of our financial instruments that are not measured at fair value, categorized based upon the fair value hierarchy, are as follows (in thousands):

	Fair Value Measurements at September 30, 2020 Using					Fair Value Measurements at December 31, 2019 Using
Description	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Cash and cash equivalents(4)	$3,016,788	$3,016,788	$3,016,788	$—	$—	$243,738	$243,738	$243,738	$—	$—
Total Assets	$3,016,788	$3,016,788	$3,016,788	$—	$—	$243,738	$243,738	$243,738	$—	$—
Liabilities:
Long-term debt (including current portion of debt)(5)	$18,286,811	$19,876,822	$—	$19,876,822	$—	$9,370,438	$10,059,055	$—	$10,059,055	$—
Total Liabilities	$18,286,811	$19,876,822	$—	$19,876,822	$—	$9,370,438	$10,059,055	$—	$10,059,055	$—
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
(3) Inputs that are unobservable. The Company did not use any Level 3 inputs as of September 30, 2020 and December 31, 2019.
(4) Consists of cash and marketable securities with original maturities of less than 90 days.
(5) Consists of unsecured revolving credit facilities, senior notes, senior debentures and term loans. These amounts do not include our finance lease obligations or commercial paper.
Other Financial Instruments
The carrying amounts of accounts receivable, accounts payable, accrued interest, accrued expenses and commercial paper approximate fair value at September 30, 2020 and December 31, 2019.
Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2020 Using				Fair Value Measurements at December 31, 2019 Using
Description	Total	Level 1(1)	Level 2(2)	Level 3(3)	Total	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Derivative financial instruments(4)	$46,367	$—	$46,367	$—	$39,994	$—	$39,994	$—
Total Assets	$46,367	$—	$46,367	$—	$39,994	$—	$39,994	$—
Liabilities:
Derivative financial instruments(5)	$363,955	$—	$363,955	$—	$257,728	$—	$257,728	$—
Contingent consideration (6)	—	—	—	—	62,400	—	—	62,400
Total Liabilities	$363,955	$—	$363,955	$—	$320,128	$—	$257,728	$62,400
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
(6)Any obligation under the contingent consideration related to the 2018 Silversea Cruises acquisition was eliminated during the quarter ended September 30 2020 as a result of our purchase of the remaining 33.3% non-controlling interest in Silversea Cruises. In prior periods, the contingent consideration was estimated by applying a Monte-Carlo simulation method using our closing stock price along with significant inputs not observable in the market, including the probability of achieving the milestones and estimated future operating results. The Monte-Carlo simulation is a generally accepted statistical technique used to generate a defined number of valuation paths in order to develop a reasonable estimate of fair value.
The reported fair values are based on a variety of factors and assumptions. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of September 30, 2020 or December 31, 2019, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.
Nonfinancial Instruments Recorded at Fair Value on a Nonrecurring Basis
The following table presents information about the Company’s nonfinancial instruments recorded at fair value on a nonrecurring basis (in thousands):

	Fair Value Measurements at September 30, 2020 Using
Description	Total Carrying Amount	Total Fair Value	Level 3	Total Impairment for the Quarter ended September 30, 2020	Total Impairment for the Nine Months ended September 30, 2020
Silversea Cruises Goodwill (1)	$508,578	$508,578	$508,578	$—	576,208
Indefinite-life intangible asset (2)	$318,700	$318,700	$318,700	$—	30,800
Long-lived assets - property and equipment, net(3)	$577,193	$577,193	$577,193	$83,949	560,926
Long-lived assets - right-of-use assets(4)	$67,265	$67,265	$67,265	$—	50,914
Equity-method investments(5)	—	—	—	$—	39,735
Total	$1,471,736	$1,471,736	$1,471,736	$83,949	1,258,583
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

(3) Impairments primarily related to vessels during the six months ended June 30, 2020 and to certain construction in progress projects during the three months ended September 30, 2020. For the vessels impaired as of March 31, 2020, we estimated the fair value of two of our vessels using a blended indication from the income and cost approaches and the fair value of the remaining vessels was estimated primarily based on their orderly liquidation values. For the vessels impaired as of June 30, 2020, we estimated the fair value of the vessels using a modified market approach based on the carrying values and orderly liquidation values of the vessels. A significant input in performing the fair value assessments for these vessels was management's expected use of the vessels, which takes into consideration forecasted operating results. During the quarter ended September 30, 2020, construction in progress assets were impaired due to a reduction in scope or the decision to not complete the projects. The impairment was calculated based on orderly liquidation values.

(4) Impairments to our right-of-use assets relate to certain of our berthing arrangements and a ship operating lease. We estimated the fair value of the berthing arrangements using estimated projected discounted cash flows and the fair value of the ship operating lease was estimated using a cost approach. The fair value of the berthing arrangements was estimated as of March 31, 2020, the date these assets were last impaired, and a significant input in performing the fair value assessments for these assets was our expected passenger headcount. The fair value of the ship operating lease was estimated as of June 30, 2020, the date this asset was last impaired, and significant inputs in performing the fair value assessment for this asset were current and residual values of the vessel, expected rate of return and remaining lease payments.

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
The following table presents information about the Company’s offsetting of financial assets under master netting agreements with derivative counterparties (in thousands):

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of September 30, 2020				As of December 31, 2019
	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$46,367	$(42,232)	$—	$4,135	$39,994	$(39,994)	$—	$—
Total	$46,367	$(42,232)	$—	$4,135	$39,994	$(39,994)	$—	$—
The following table presents information about the Company’s offsetting of financial liabilities under master netting agreements with derivative counterparties (in thousands):

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of September 30, 2020				As of December 31, 2019
	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$(363,955)	$42,232	$30,471	$(291,252)	$(257,728)	$39,994	$—	$(217,734)
Total	$(363,955)	$42,232	$30,471	$(291,252)	$(257,728)	$39,994	$—	$(217,734)
Concentrations of Credit Risk
We monitor our credit risk associated with financial and other institutions with which we conduct significant business and, to minimize these risks, we select counterparties with credit risks acceptable to us and we seek to limit our exposure to an individual counterparty. Credit risk, including but not limited to counterparty nonperformance under derivative instruments, our credit facilities and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions, insurance companies and export credit agencies many of which we have long-term relationships with and which have credit risks acceptable to us or where the credit risk is spread out among a large number of counterparties. As of September 30, 2020, we had counterparty credit risk exposure under our derivative instruments of $2.2 million, which was limited to the cost of replacing the contracts in the event of non-performance by the counterparties to the contracts, the majority of which are currently our lending banks. We do not anticipate nonperformance by any of our significant counterparties. In addition, we have established guidelines we follow regarding credit ratings and instrument maturities to maintain safety and liquidity. We do not normally require collateral or other security to support credit relationships; however, in certain circumstances this option is available to us.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates primarily relates to our debt obligations including future interest payments. At September 30, 2020 and December 31, 2019, approximately 65.9% and 62.1%, respectively, of our debt was effectively fixed. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense.
Market risk associated with our fixed rate debt is the potential increase in fair value resulting from a decrease in interest rates. We use interest rate swap agreements that effectively convert a portion of our fixed-rate debt to a floating-rate basis to manage this risk. At September 30, 2020 and December 31, 2019, we maintained interest rate swap agreements on the following fixed-rate debt instruments:

Debt Instrument	Swap Notional as of September 30, 2020 (In thousands)	Maturity	Debt Fixed Rate	Swap Floating Rate: LIBOR plus	All-in Swap Floating Rate as of September 30, 2020
Oasis of the Seas term loan	$52,500	October 2021	5.41%	3.87%	4.84%
Unsecured senior notes	650,000	November 2022	5.25%	3.63%	3.91%
	$702,500
These interest rate swap agreements are accounted for as fair value hedges.
Market risk associated with our long-term floating rate debt is the potential increase in interest expense from an increase in interest rates. We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage this risk. At September 30, 2020 and December 31, 2019, we maintained interest rate swap agreements on the following floating-rate debt instruments:

Debt Instrument	Swap Notional as of September 30, 2020 (In thousands)	Maturity	Debt Floating Rate		All-in Swap Fixed Rate
Celebrity Reflection term loan	$245,437	October 2024	LIBOR plus	0.40%	2.85%
Quantum of the Seas term loan	398,125	October 2026	LIBOR plus	1.30%	3.74%
Anthem of the Seas term loan	422,917	April 2027	LIBOR plus	1.30%	3.86%
Ovation of the Seas term loan	553,333	April 2028	LIBOR plus	1.00%	3.16%
Harmony of the Seas term loan (1)	542,123	May 2028	EURIBOR plus	1.15%	2.26%
Odyssey of the Seas term loan (2)	460,000	October 2032	LIBOR plus	0.95%	3.20%
Odyssey of the Seas term loan (2)	191,667	October 2032	LIBOR plus	0.95%	2.83%
	$2,813,602
(1)Interest rate swap agreements hedging the Euro-denominated term loan for Harmony of the Seas include EURIBOR zero-floor matching the hedged debt EURIBOR zero-floor. Amount presented is based on the exchange rate as of September 30, 2020.
(2)Interest rate swap agreements hedging the term loan of Odyssey of the Seas include LIBOR zero-floors matching the debt LIBOR zero-floor. The effective dates of the $460.0 million and $191.7 million interest rate swap agreements are October 2020 and October 2022, respectively. The anticipated unsecured term loan for the financing of Odyssey of the Seas was initially expected to be drawn in October 2020. However, due to the impact of COVID-19 to shipyard operations, there is a delay in the ship delivery.
These interest rate swap agreements are accounted for as cash flow hedges.
The notional amount of interest rate swap agreements related to outstanding debt and our current unfunded financing arrangements as of September 30, 2020 and December 31, 2019 was $3.5 billion.
Foreign Currency Exchange Rate Risk
Derivative Instruments
Our primary exposure to foreign currency exchange rate risk relates to our ship construction contracts denominated in Euros, our foreign currency denominated debt and our international business operations. We enter into foreign currency forward contracts to manage portions of the exposure to movements in foreign currency exchange rates. As of September 30, 2020, the aggregate cost of our ships on order was $14.1 billion, of which we had deposited $770.7 million as of such date. These amounts exclude any ships on order by our Partner Brands. Refer to Note 10. Commitments and Contingencies, for further information on our ships on order.  At September 30, 2020 and December 31, 2019, approximately 64.4% and 65.9%, respectively, of the aggregate cost of the ships under construction was exposed to fluctuations in the Euro exchange rate. Our foreign currency forward contract agreements are accounted for as cash flow or net investment hedges depending on the designation of the related hedge.
On a regular basis, we enter into foreign currency forward contracts and, from time to time, we utilize cross-currency swap agreements and collar options to minimize the volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than our functional currency or the functional currencies of our foreign subsidiaries. During the third quarter of 2020, we maintained an average of approximately $262.1 million of these foreign currency forward contracts. These instruments are not designated as hedging instruments. For the quarters ended September 30, 2020 and 2019, changes in the fair value of the foreign currency forward contracts resulted in a gain of $4.9 million and a loss of $26.0 million, respectively. For the nine months ended September 30, 2020 and 2019, changes in the fair value of the foreign currency contracts resulted in a loss of $35.3 million and $25.2 million, respectively. These amounts were recognized in earnings within Other income (expense) in our consolidated statements of comprehensive income (loss).
We consider our investments in our foreign operations to be denominated in relatively stable currencies and to be of a long-term nature. As of September 30, 2020, we maintained foreign currency forward contracts and designated them as hedges of a portion of our net investments primarily in TUI Cruises of €245.0 million, or approximately $287.3 million based on the exchange rate at September 30, 2020. These forward currency contracts mature in October 2021.
The notional amount of outstanding foreign exchange contracts, excluding the forward contracts entered into to minimize remeasurement volatility, as of September 30, 2020 and December 31, 2019 was $3.3 billion and $2.9 billion, respectively.
Non-Derivative Instruments
We also address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries’ and investments’ functional currencies and designating it as a hedge of these subsidiaries and investments. We had designated debt as a hedge of our net investments primarily in TUI Cruises of €284.0 million, or approximately $333.1 million, as of September 30, 2020. As of December 31, 2019, we had designated debt as a hedge of our net investments in TUI Cruises of €319.0 million, or approximately $358.1 million.
Fuel Price Risk
Our exposure to market risk for changes in fuel prices relates primarily to the consumption of fuel on our ships. We use fuel swap agreements to mitigate the financial impact of fluctuations in fuel prices.
Our fuel swap agreements are generally accounted for as cash flow hedges. In the case that our hedged forecasted fuel consumption is not probable of occurring, hedge accounting will be discontinued and the related accumulated other comprehensive gain or loss will be reclassified to Other income (expense) immediately. For hedged forecasted fuel consumption that remains possible of occurring, hedge accounting will be discontinued and the related accumulated other comprehensive gain or loss will remain in accumulated other comprehensive gain or loss until the underlying hedged transactions are recognized in earnings or the related hedged forecasted fuel consumption is deemed probable of not occurring.

The current suspension of our cruise operations due to the COVID-19 pandemic resulted in reductions to our forecasted fuel purchases. As of September 30, 2020, we discontinued cash flow hedge accounting on 0.5 million metric tons of our fuel swap agreements maturing in 2020 and 2021. The discontinuance of cash flow hedge accounting on 0.4 million metric tons of the fuel swap agreements resulted in the reclassification of a net $76.3 million loss from Accumulated other comprehensive loss to Other expense during the nine months ended September 30, 2020; whereas, the discontinuance of cash flow hedge accounting on the remaining swaps resulted in the deferral of an immaterial loss in Accumulated other comprehensive loss as the related forecasted fuel consumption remains possible of occurring. Changes in the fair value of fuel swaps for which cash flow hedge accounting was discontinued are currently recognized in Other expense each reporting period.
At September 30, 2020, we have hedged the variability in future cash flows for certain forecasted fuel transactions occurring through 2023. As of September 30, 2020 and December 31, 2019, we had the following outstanding fuel swap agreements:

	Fuel Swap Agreements
	As of September 30, 2020	As of December 31, 2019
Designated as hedges:	(metric tons)
2020	60,800	792,900
2021	518,450	488,900
2022	404,300	322,900
2023	82,400	82,400

	Fuel Swap Agreements
	As of September 30, 2020	As of December 31, 2019
	(% hedged)
Designated hedges as a % of projected fuel purchases:
2020	53%	52%
2021	39%	30%
2022	24%	19%
2023	5%	5%

	Fuel Swap Agreements
	As of September 30, 2020	As of December 31, 2019
Not designated as hedges:	(metric tons)
2020	113,700	37,600
2021	96,450	—

At September 30, 2020, $48.1 million of estimated unrealized loss associated with our cash flow hedges pertaining to fuel swap agreements is expected to be reclassified to earnings from Accumulated other comprehensive loss within the next twelve months. Reclassification is expected to occur as the result of fuel consumption associated with our hedged forecasted fuel purchases.
The fair value and line item caption of derivative instruments recorded within our consolidated balance sheets were as follows (in thousands):

	Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of September 30, 2020	As of December 31, 2019	Balance Sheet Location	As of September 30, 2020	As of December 31, 2019
		Fair Value	Fair Value		Fair Value	Fair Value
Derivatives designated as hedging instruments under ASC 815-20(1)
Interest rate swaps	Other assets	$19,465	$11	Other long-term liabilities	$141,822	$64,168
Foreign currency forward contracts	Derivative financial instruments	10,203	—	Derivative financial instruments	43,089	75,260
Foreign currency forward contracts	Other assets	16,699	9,380	Other long-term liabilities	29,187	64,711
Fuel swaps	Derivative financial instruments	—	16,922	Derivative financial instruments	39,808	16,901
Fuel swaps	Other assets	—	8,677	Other long-term liabilities	78,026	33,965
Total derivatives designated as hedging instruments under 815-20		46,367	34,990		331,932	255,005
Derivatives not designated as hedging instruments under ASC 815-20
Foreign currency forward contracts	Derivative financial instruments	$—	$3,186	Derivative financial instruments	$—	$2,419
Fuel swaps	Derivative financial instruments	—	1,643	Derivative financial instruments	30,578	295
Fuel swaps	Other Assets	—	175	Other long-term liabilities	1,445	9
Total derivatives not designated as hedging instruments under 815-20		—	5,004		32,023	2,723
Total derivatives		$46,367	$39,994		$363,955	$257,728
(1)Accounting Standard Codification 815-20 “Derivatives and Hedging.”
The location and amount of gain or (loss) recognized in income on fair value and cash flow hedging relationships were as follows (in thousands):

	Quarter Ended September 30, 2020				Quarter Ended September 30, 2019
	Fuel Expense	Depreciation and Amortization Expenses	Interest Income (Expense)	Other Income (Expense)	Fuel Expense	Depreciation and Amortization Expenses	Interest Income (Expense)	Other Income (Expense)
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$53,815	$317,139	$(254,332)	$(10,853)	$177,677	$320,295	$(96,413)	$(7,668)
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	n/a	n/a	$2,379	$—	n/a	n/a	$(4,116)	$—
Derivatives designated as hedging instruments	n/a	n/a	$39	$—	n/a	n/a	$2,920	$—
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income (loss) into income	n/a	n/a	$(6,532)	n/a	n/a	n/a	$(373)	n/a
Commodity contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income (loss) into income	$(5,598)	n/a	n/a	$536	$2,435	n/a	n/a	$(472)
Foreign exchange contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income (loss) into income	n/a	$(3,782)	n/a	$(1,511)	n/a	$(3,592)	n/a	$(1,251)

	Nine Months Ended September 30, 2020				Nine Months Ended September 30, 2019
	Fuel Expense	Depreciation and Amortization Expenses	Interest Income (Expense)	Other Income (Expense)	Fuel Expense	Depreciation and Amortization Expenses	Interest Income (Expense)	Other Income (Expense)
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$327,275	$961,226	$(555,392)	$(127,537)	$519,772	$924,180	$(292,006)	$(34,537)
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	n/a	n/a	$(20,855)	—	n/a	n/a	(25,862)	$—
Derivatives designated as hedging instruments	n/a	n/a	$23,338	—	n/a	n/a	$19,699	$—
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into income	n/a	n/a	$(15,939)	n/a	n/a	n/a	$(1,173)	n/a
Commodity contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into income	$(32,520)	n/a	n/a	$3,029	$33,815	n/a	n/a	$(1,916)
Foreign exchange contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into income	n/a	$(10,899)	n/a	$(5,855)	n/a	$(10,471)	n/a	$(3,866)

The carrying value and line item caption of non-derivative instruments designated as hedging instruments recorded within our consolidated balance sheets were as follows (in thousands):

		Carrying Value
Non-derivative instrument designated as hedging instrument under ASC 815-20	Balance Sheet Location	As of September 30, 2020	As of December 31, 2019
Foreign currency debt	Current portion of debt	$40,153	$73,572
Foreign currency debt	Long-term debt	292,908	284,506
		$333,061	$358,078
The effect of derivative instruments qualifying and designated as hedging instruments and the related hedged items in fair value hedges on the consolidated statements of comprehensive income (loss) was as follows (in thousands):

Derivatives and Related Hedged Items under ASC 815-20 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative and Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative				Amount of Gain (Loss) Recognized in Income on Hedged Item
		Quarter Ended September 30, 2020	Quarter Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019	Quarter Ended September 30, 2020	Quarter Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Interest rate swaps	Interest expense, net of interest capitalized	$39	$2,920	$23,338	$19,699	$2,379	$(4,116)	$(20,855)	$(25,862)
		$39	$2,920	$23,338	$19,699	$2,379	$(4,116)	$(20,855)	$(25,862)

The fair value and line item caption of derivative instruments recorded within our consolidated balance sheets for the cumulative basis adjustment for fair value hedges were as follows (in thousands):

Line Item in the Statement of Financial Position Where the Hedged Item is Included	Carrying Amount of the Hedged Liabilities		Cumulative amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
	As of September 30, 2020	As of December 31, 2019	As of September 30, 2020	As of December 31, 2019
Current portion of debt and Long-term debt	$719,553	$715,234	$19,555	$(1,301)
	$719,553	$715,234	$19,555	$(1,301)
The effect of derivative instruments qualifying and designated as cash flow hedging instruments on the consolidated financial statements was as follows (in thousands):

Derivatives under ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Loss) on Derivative				Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
	Quarter Ended September 30, 2020	Quarter Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019		Quarter Ended September 30, 2020	Quarter Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Interest rate swaps	$(42,488)	$(23,488)	$(90,677)	$(91,949)	Interest expense, net of interest capitalized	$(6,532)	$(373)	$(15,939)	$(1,173)
Foreign currency forward contracts	96,821	(131,523)	39,161	(202,273)	Depreciation and amortization expenses	(3,782)	(3,592)	(10,899)	(10,471)
Foreign currency forward contracts	—	—	—	—	Other income (expense)	(1,511)	(1,251)	(5,855)	(3,866)
Fuel swaps	—	—	—	—	Other income (expense)	536	(472)	3,029	(1,916)
Fuel swaps	(5,085)	(113,467)	(120,807)	22,496	Fuel	(5,598)	2,435	(32,520)	33,815
	$49,248	$(268,478)	$(172,323)	$(271,726)		$(16,887)	$(3,253)	$(62,184)	$16,389
The table below represents amounts excluded from the assessment of effectiveness for our net investment hedging instruments for which the difference between changes in fair value and periodic amortization is recorded in accumulated other comprehensive income (loss) (in thousands):

Gain (Loss) Recognized in Income (Net Investment Excluded Components)	Nine Months Ended September 30, 2020
Net inception fair value at January 1, 2020	$(8,008)
Amount of gain recognized in income on derivatives for the period ended September 30, 2020	4,946
Amount of gain (loss) remaining to be amortized in accumulated other comprehensive loss, as of September 30, 2020	561
Fair value at September 30, 2020	$(2,501)
The effect of non-derivative instruments qualifying and designated as net investment hedging instruments on the consolidated financial statements was as follows (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)
Non-derivative instruments under ASC 815-20 Net Investment Hedging Relationships	Quarter Ended September 30, 2020	Quarter Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Foreign Currency Debt	$(16,732)	$12,811	$(16,784)	$15,519
	$(16,732)	$12,811	$(16,784)	$15,519

The effect of derivatives not designated as hedging instruments on the consolidated financial statements was as follows (in thousands):

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments under ASC 815-20	Location of Gain (Loss) Recognized in Income on Derivatives	Quarter Ended September 30, 2020	Quarter Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Foreign currency forward contracts	Other income (expense)	$4,907	$(26,035)	$(35,265)	$(25,189)
Fuel swaps	Fuel	—	—	—	(14)
Fuel swaps	Other income (expense)	(13,112)	1,095	(89,471)	974
		$(8,205)	$(24,940)	$(124,736)	$(24,229)
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

As of September 30, 2020, our senior unsecured debt credit rating was B+ by Standard & Poor's and B2 by Moody's. As of September 30, 2020, seven of our interest rate derivative hedges had a term of at least five years requiring us to post collateral of $30.5 million to satisfy our obligations under our interest rate derivative agreements, taking into account collateral waivers issued by certain banks. We believe the maximum additional collateral we may need to provide under these agreements in the next twelve months is approximately $60.6 million.

Note 14. Restructuring Charges
We incurred restructuring charges of $29.4 million and $50.8 million for the quarter and nine months ended September 30, 2020, respectively, in connection with the centralization of our global sales and marketing structure and the reduction of our U.S. workforce.
Centralization of Global Sales and Marketing Structure
During the year ended December 31, 2019, we implemented a strategy related to the restructuring and centralization of our international sales and marketing structure. Activities related to this strategy focused on moving from a multi-brand sales model to a brand dedicated sales model, which resulted in the consolidation of some of our international offices and personnel reorganization among our sales and marketing teams. The personnel reorganization resulted in the recognition of a liability for one-time termination benefits during the twelve months ended December 31, 2019. We also incurred contract termination costs related to the closure of some of our international offices and other related costs consisting of legal and consulting fees to implement this initiative. As a result of these actions, we incurred restructuring exit costs of $12.0 million for the year ended December 31, 2019, which were reported within Marketing, selling and administrative expenses in our consolidated statements of comprehensive income (loss). As of September 30, 2020, we incurred $22.9 million restructuring costs and expect to incur $0.5 million additional costs as it relates to the restructuring activities of this strategy.
The following table summarizes our restructuring exit costs as it relates to the centralization of our global sales and marketing structure (in thousands):

	Beginning balance January 1, 2020	Accruals	Payments	Ending balance September 30, 2020	Cumulative Charges Incurred	Expected Additional Expenses to be Incurred
Termination benefits	$8,389	$3,059	$3,125	$8,323	$11,939	$—
Contract termination costs	338	—	—	338	338	—
Other related costs	2,785	7,847	9,001	1,631	10,655	514
Total	$11,512	$10,906	$12,126	$10,292	$22,932	$514

Operating Expense Reduction in Workforce
In April 2020, we reduced our US shoreside workforce by approximately 23% through a combination of permanent layoffs and 90-day furloughs with paid benefits. We incurred severance costs of $27.9 million during the nine months ended September 30, 2020, respectively, and do not expect to incur additional costs as it relates to this activity.

The following table summarizes our restructuring costs as it relates to the April 2020 reduction in our workforce (in thousands):

	Beginning balance January 1, 2020	Accruals	Payments	Ending balance September 30, 2020	Cumulative Charges Incurred	Expected Additional Expenses to be Incurred
Termination benefits	$—	$27,936	$18,570	$9,362	$27,936	$—
Contract termination costs	—	—	—	—	—	—
Other related costs	—	—	—	—	—	—
Total	$—	$27,936	$18,570	$9,362	$27,936	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Concerning Forward-Looking Statements
The discussion under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, business and industry prospects or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. Words such as "anticipate," "believe," "could," "estimate," "expect," "goal," "intend," "look to," "may," "plan," "project," "seek," "should," "will," "driving" and similar expressions are intended to further identify any of these forward-looking statements. Forward-looking statements reflect management's current expectations but they are based on judgments and are inherently uncertain. Furthermore, they are subject to risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q and, in particular, the risks discussed under the caption "Risk Factors" in Part II, Item 1A herein.
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
•a discussion of our results of operations for the quarter ended September 30, 2020 and nine months ended September 30, 2020, compared to the same periods in 2019;
•a discussion of our business outlook; and
•a discussion of our liquidity and capital resources, including our future capital and contractual commitments and potential funding sources.

Critical Accounting Policies
Valuation of Goodwill, Indefinite-Lived Intangible Assets and Long-Lived Assets

The outbreak of COVID-19 has resulted in an unprecedented global response to contain the spread and control the resurgence of the disease. These global efforts have resulted in travel restrictions and created significant uncertainty regarding worldwide port closures and availability. As part of the global containment effort, the Company previously announced a voluntary suspension of its Global Brands' cruise operations through at least December 31, 2020, excluding sailings from Singapore. Celebrity Cruises also suspended their full 2020/21 Winter program in Australia and Asia. Additionally, Azamara suspended their 2020/21 Winter sailings throughout Australia and New Zealand, South Africa and South America. On and effective as of October 30, 2020, the CDC issued a Framework for Conditional Sailing Order (the “Conditional Order”) that will conditionally permit cruise ship passenger operations in U.S. waters under certain conditions and using a phased approach. We are currently reviewing the Conditional Order and assessing the uncertainties relating to the Conditional Order’s requirements. Based on our initial assessment of these conditions or for other reasons, we may determine it necessary to further extend our voluntary suspension of our Global Brands’ cruise sailings which currently extends through at least December 31, 2020. Continued disruptions to travel and port operations in various regions may result in further suspensions. Refer to Note 1. General to our consolidated financial statements under Item 1. Financial Statements for further information regarding COVID-19 and its impact to the Company.

As a result of these developments, we performed interim impairment evaluations on certain of our goodwill, indefinite-lived intangible assets and long-lived assets in 2020 in connection with the preparation of our quarterly financial statements as further discussed below.

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

For further discussion of our critical accounting policies, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report on Form 10-K for the year ended December 31, 2019, as updated by our Current Report on Form 8-K dated May 13, 2020. For further discussion on impairment losses recorded in the nine months ended September 30, 2020, refer to Note 3. Impairment and Credit Losses to our consolidated financial statements under Item 1. Financial Statements.

Royal Caribbean International Reporting Unit

We performed interim impairment evaluations of Royal Caribbean International’s goodwill in connection with the preparation of our quarterly financial statements for the periods ended March 31, 2020 and June 30, 2020. As a result of the tests, we determined that the fair value of the Royal Caribbean International reporting unit exceeded its carrying value as of March 31, 2020 and June 30, 2020 by approximately 30% and 8%, respectively, resulting in no impairment to the Royal Caribbean International goodwill in either period. We estimated the fair value of the Royal Caribbean International reporting unit using a probability-weighted discounted cash flow model in combination with a market based valuation approach. Significant assumptions used in these valuations include the weighted average cost of capital discount factor, revenue base, revenue growth rate and terminal rate. We did not perform an interim impairment evaluation of Royal Caribbean International's goodwill during the quarter ended September 30, 2020 as no triggering events were identified. As of September 30, 2020, the carrying amount of goodwill attributable to our Royal Caribbean International reporting unit was $296.6 million.

Silversea Cruises Reporting Unit

We performed an interim impairment evaluation of Silversea Cruises’ goodwill and trade name in connection with the preparation of our financial statements for the quarter ended March 31, 2020. As a result of this analysis, we determined that the carrying value of the Silversea Cruises reporting unit exceeded its fair value. Similarly, we determined that the carrying value of Silversea Cruises’ trade name exceeded its fair value. Accordingly, upon the completion of the impairment test, we recognized impairment charges of $576.2 million and $30.8 million for goodwill and the trade name, respectively, during the quarter ended March 31, 2020. We estimated the fair value of the Silversea Cruises reporting unit using a probability-weighted discounted cash flow model in combination with a market based valuation approach. Significant assumptions used in these valuations include the weighted average cost of capital discount factor, revenue growth rates and royalty rate. We did not perform an interim impairment evaluation of Silversea Cruises' reporting unit during the quarters ended June 30, 2020 and September 30, 2020 as no triggering events were identified. As of September 30, 2020, the carrying amount of goodwill attributable to our Silversea Cruises reporting unit was $508.6 million.

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

During the quarter ended June 30, 2020, Monarch, Horizon and Sovereign, the three ships that we chartered to Pullmantur Holdings prior to the filing of the Pullmantur reorganization, met accounting criteria to be classified as held for sale which resulted in related impairment charges of $15.2 million during the quarter ended June 30, 2020 to adjust the carrying value of the assets held for sale to their fair value, less cost to sell. During the quarter ended March 31, 2020, an impairment charge of $156.1 million, included in the $463.0 million impairment charge to write down certain long-lived assets, was recorded for these ships. During the quarter ended September 30, 2020, we sold the ships to third parties for amounts approximating their carrying values and no further impairment was recorded.

Due to the continuing effect of COVID-19, we also updated our undiscounted cash flows analysis for other long-lived assets during the quarter ended June 30, 2020 and identified that the undiscounted cash flows for some of those assets, consisting of 2 ships and one right-of-use asset, were less than their carrying values. Based on our evaluation, we determined that an additional impairment charge of $49.7 million was required to write down these assets to their estimated fair values during the quarter ended June 30, 2020.

We performed undiscounted cash flow recoverability evaluations for three ships with a combined net book value of approximately $400.0 million in connection with the preparation of our financial statements during the three months ended September 30, 2020. As a result of these recoverability evaluations, it was determined the carrying value of these three ships to be recoverable at September 30, 2020. Our assessment applied probability scenario cash flows by using a 50% weighting to undiscounted cash flows through the remaining life of the ships and 50% to cash flows assuming disposal of the ships. In the event that our intent to continue to operate the ships changes, or the probability of disposing increases to 75%, the vessels would need to be fair valued and we expect that a material impairment charge would be recorded. We will continue to monitor these ships and our intent to use these ships in light of the COVID-19 environment. For the quarter ended September 30, 2020, we had no further indication of impairment to the carrying amount of our other ships and our right-of-use assets.

During the quarter ended September 30, 2020, we determined that certain construction in progress projects would be reduced in scope or would no longer be completed as a result of capital cost containment measures due to the impact COVID-19 has had on our operations. This led to the impairment of $83.9 million of construction in progress assets previously reported in Property and equipment, net.

The combined impairment charges of $83.9 million and $1.3 billion primarily related to our goodwill, trademarks and trade names, vessels and right-of-use assets were recognized in earnings during the quarter and nine months ended September 30, 2020, respectively, and are reported within Impairment and credit losses within our consolidated statements of comprehensive income (loss). For further information on the impairment losses and the fair value measurements used to estimate the fair value of these assets, refer to Note 3. Impairment and Credit Losses and Note 13. Fair Value Measurements and Derivative Instruments to our consolidated financial statements under Item 1. Financial Statements.

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
Adjusted Net (Loss) Income represents net (loss) income less net income attributable to noncontrolling interest excluding certain items that we believe adjusting for is meaningful when assessing our performance on a comparative basis. For the periods presented, these items included (i) asset impairment and credit losses recorded in 2020 as a result of the impact of COVID-19; (ii) equity investment impairment charges recorded in the first quarter of 2020 as a result of the impact of COVID-19; (iii) currency translation losses recognized in connection with the ships that were previously chartered to Pullmantur; (iv) the estimated cash refund expected to be paid to Pullmantur guests and other expenses incurred as part of the Pullmantur S.A reorganization; (v) restructuring charges incurred in relation to the reduction in our U.S. workforce in 2020 and the reorganization of our global sales and marketing structure and other initiatives expenses; (vi) the amortization of non-cash debt discount on the $1.15 billion convertible notes; (vii) loss on the extinguishment of debt; (viii) the amortization of the Silversea Cruises intangible assets resulting from the 2018 Silversea Cruises acquisition; (ix) the noncontrolling interest adjustment to exclude the impact of the contractual accretion requirements associated with the put option held by Heritage Cruise Holding Ltd. ("Heritage"), prior to the July 2020 noncontrolling interest purchase; (x) the change in fair value in the Silversea Cruises contingent consideration; (xi) net insurance recoveries or costs related to the collapse of the drydock structure at the Grand Bahama Shipyard involving Oasis of the Seas; (xii) transaction costs related to the 2018 Silversea Cruises acquisition.
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
Although discussed in previous periods, we did not report nor reconcile our Gross Yields, Net Revenues, Net Yields, Gross Cruise Costs, Net Cruise Costs and Net Cruise Costs Excluding Fuel, as defined in our Annual Report on Form 10-K for the year ended December 31, 2019, or for the quarter and nine months ended September 30, 2020. Historically, we have utilized these financial metrics to measure relevant rate comparisons to other periods. However, our 2020 reduction in capacity and revenues and the shift in the nature of our running costs due to the suspension of our operations do not allow for a meaningful comparison to the 2019 metrics and as such these metrics have been excluded from this report.

Recent Developments: COVID-19
The disruptions to our operations resulting from the COVID-19 pandemic (“COVID-19”) have had, and continue to have, a material negative impact on our financial condition and results of operations. The outbreak of COVID-19 has resulted in an unprecedented global response to contain the spread of the disease. These global efforts have resulted in travel restrictions and created significant uncertainty regarding worldwide port closures and availability. As part of the global containment effort, the Company previously announced a voluntary suspension of its Global Brands' cruise operations beginning March 13, which has been extended through at least December 31, 2020, excluding sailings from Singapore. Celebrity Cruises also suspended their full 2020/21 Winter program in Australia and Asia. Additionally, Azamara suspended their 2020/21 Winter sailings throughout Australia and New Zealand, South Africa and South America. Containment efforts as a result of the disease and continued disruptions to travel and port operations in various regions may result in further suspensions.

We continue to work with government and health authorities across the globe to address the unique public health challenges posed by COVID-19 and expect to re-start our global cruise operation in a phased manner. Notably, we resumed limited cruise operations outside of the U.S. in July with TUI Cruises and Hapag-Lloyd, which are now operating three and two vessels, respectively, and in September, for a limited period, with one Silversea ship. Recently, we also received approval from the Singaporean Government. As a result, we anticipate that Quantum of the Seas, a ship from the Royal Caribbean International fleet, will resume cruising from Singapore in December 2020. These initial cruises are and will most likely take place with reduced guest occupancy, modified itineraries and enhanced health protocols developed in collaboration with governments and health authorities.
Update on Healthy Sail Panel Recommendations
On September 21, 2020, the Healthy Sail Panel ("HSP") submitted its recommendations to the Centers for Disease Control and Prevention (“CDC”) in response to a CDC request for public comment that will be used to inform future public health guidance and preventative measures relating to travel on cruise ships. The HSP’s 65-plus-page report includes 74 recommendations to protect the public health and safety of guests, crew and the communities where cruise ships call. Recommendations include testing, the use of face coverings, and enhanced sanitation procedures on ships and in terminals.
The HSP identified five areas of focus every cruise operator should address to improve health and safety for guests and crew, and reduce the risk of infection and spread of COVID-19 on cruise ships:

1.Testing, Screening and Exposure Reduction
2.Sanitation and Ventilation
3.Response, Contingency Planning and Execution
4.Destination and Excursion Planning
5.Mitigating Risks for Crew Members

In each category, the HSP created practical and actionable recommendations to address specific safety concerns. Among the recommendations are key strategies such as:

◦Taking aggressive measures to prevent COVID-19 from entering a ship through robust education, screening and testing of both crew and guests prior to embarkation;
◦Reducing transmission via air management strategies and enhanced sanitation practices;
◦Implementing detailed plans to address positive infection on board, including contingencies for onboard treatment, isolation and rapid evacuation and repatriation;
◦Closely controlling shore excursions; and
◦Enhanced protection for crew members.

CDC Framework for Conditional Sailing Order

On and effective as of October 30, 2020, the CDC issued a Framework for Conditional Sailing Order (the “Conditional Order”) that will conditionally permit cruise ship passenger operations in U.S. waters under certain conditions and using a phased approach. The Conditional Order replaces the CDC’s No Sail Order that expired on October 31, 2020 and shall remain in effect until the earlier of (1) the expiration of the Secretary of Health and Human Services’ declaration that COVID-19 constitutes a public health emergency, (2) the CDC Director rescinds or modifies the Conditional Order based on specific public health or other considerations, or (3) November 1, 2021.

The phases outlined in the Conditional Order include:

◦Establishment of laboratory testing of crew and guests onboard cruise ships in U.S. waters and upon embarkation and disembarkation;
◦Simulated voyages designed to test a cruise ship operators’ ability to mitigate COVID-19 on cruise ships;
◦Meeting and maintaining requirements for a Conditional Sailing Certificate, which include, among other things, implementing the required testing protocols, a prohibition on offering itineraries longer than seven days, and the demonstration at each port where a ship intends to dock of approval with U.S. port and local health authorities, which requires medical care agreements addressing evacuation to onshore hospitals, housing agreements with onshore facilities for isolation and quarantine of COVID-19 cases, and port agreements to limit the number of cruise ships at any single port; and
◦A return to passenger voyages in a manner that mitigates the risk of COVID-19 introduction, transmission, or spread among passengers and crew onboard ships and ashore to communities.

While the Conditional Order represents an important step in our return to service, many uncertainties remain as to the specifics and timing of implementation, administration and costs of the requirements of the Conditional Order, some of which may be significant. Further, the Conditional Order contemplates that the CDC may issue additional requirements through technical instructions or orders as needed and that the phases described above will be further determined based on public health considerations, including the trajectory of the pandemic and the ability of cruise ships operators to successfully employ measures that mitigate the risk of COVID-19.

We will continue to work closely with both the CDC and the HSP as we make our plans to implement a comprehensive set of health and safety measures at every step of the guest journey with rigorous protocols, while continuing to deliver on our brands’ leading vacation experiences. We are also designing itineraries where we will be able to control the vacation experience in compliance with the health and safety protocols contained in the Conditional Order.

Beyond these health and safety protocols, our resumption of operations will include a staggered return of the fleet to service which will include bringing the fleet from layup status to fully operational; bringing crew back to an appropriate staffing level and expected reduced load factors for a period of time; and implementation of the health and safety protocols on ships as they resume operations and while protocols are required. However, we are currently reviewing the Conditional Order and assessing the uncertainties relating to the Conditional Order’s requirements. Based on our initial assessment of these conditions or for other reasons, we may determine it necessary to further extend our voluntary suspension of our Global Brands’ cruise sailings which currently extends through at least December 31, 2020.

Update on Bookings
Booking activity for the first half of 2021 is aligned with our anticipated staggered resumption of cruises. The cumulative booked position for our sailings in the second half of 2021 is within historical ranges with prices that are down slightly year-over-year when including the negative yield impact of bookings made with future cruise credits (“FCCs”) and about flat when excluding them. Since our last business update, more than 65% of the 2021 bookings are new and the rest are due to the redemption of FCCs and the “Lift & Shift” program. We continue to provide guests who were booked on a suspended sailing with the option to request a refund, to receive an FCC, or to “lift and shift” their booking to the following year.
As of September 30, 2020, we had $1.8 billion in customer deposits of which approximately 50% are FCCs and $180 million correspond to fourth quarter 2020 sailings. Approximately 50% of the guests booked on cancelled sailings have requested cash refunds.

Update on Recent Liquidity Actions and Ongoing Uses of Cash

As of September 30, 2020, we had liquidity of approximately $3.7 billion in the form of cash and cash equivalents of $3.0 billion and a $0.7 billion one-year commitment for a 364-day term loan facility. As of September 30, 2020, our revolving credit facilities were fully utilized through a combination of amounts drawn and letters of credit issued under the facilities. Given the current environment, we continue to prioritize and bolster liquidity through significant cost and capital reductions, cash conservation and additional financing sources, as described below, to ensure that we are well positioned for recovery.
Reduced Operating Expenses
We have taken significant actions to reduce operating expenses during the suspension of our global cruise operations. In particular, we:
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
We may seek to further reduce our average monthly expenses under a further prolonged non-revenue scenario and during the restart of operations. This includes consideration of additional vessels heading to cold layup as well as further assessment of our U.S. shoreside workforce, including those coming back from furlough.

Reduced Capital Expenditures
Since the start of February 2020, we have identified approximately $4.2 billion of total capital expenditure reductions or deferrals in 2020 and 2021. The reductions or deferrals of capital expenditures comprise of the following:
•    $1.4 billion of non-newbuild, discretionary capital expenditures; and
•    $2.8 billion in reduced spend or deferred installment payments for newbuild related payments which we are currently finalizing.
COVID-19 has impacted shipyard operations which have and will result in delays of our previously contracted ship deliveries as noted below. Of the six ships originally scheduled for delivery between July 2020 and December 2021, Silver Moon was delivered in October 2020 and we expect that Silver Dawn and Odyssey of the Seas will be delivered within the remaining time frame, with the shift of the Odyssey of the Seas expected delivery into early 2021. The exact duration of the ship delivery delays are currently under discussion with the impacted shipyards.
Debt Maturities, New Financings and Other Liquidity Actions
Since the start of February 2020, we have taken several additional actions to further improve our liquidity position and manage cash flow. In particular, we:
•    increased the capacity under our unsecured revolving credit facilities by $0.6 billion, and fully drew on both facilities;
•    entered into a $2.35 billion 364-day senior secured loan agreement with an option to extend the maturity for an additional 364 days. The senior secured loan balance was repaid with proceeds from the $3.32 billion Senior Secured Notes discussed below;
•    issued $3.32 billion in Senior Secured Notes, of which $1.0 billion is due in 2023 and $2.32 billion is due in 2025. The previously mentioned $2.35 billion, 364-day senior secured loan was repaid in its entirety with a portion of the proceeds of these notes. The Senior Secured Notes are unconditionally guaranteed by Celebrity Cruises Holdings Inc., Celebrity Cruises Inc. and certain of our wholly-owned vessel-owning subsidiaries. $1.66 billion of the obligations under the Senior Secured Notes and the related guarantees are secured by first priority security interests in collateral, which includes certain of our material intellectual property, a pledge of 100% of the equity interests of certain of our vessel-owning subsidiaries and mortgages on the 28 vessels owned by such subsidiaries;
•    secured deferrals of existing debt amortization under our export-credit backed debt facilities which increased the Company’s liquidity by an additional $0.9 billion;
•issued $1.0 billion senior guaranteed notes maturing 2023;
•issued $1.15 billion and $575.0 million senior convertible notes maturing 2023;
•qualified for a government commercial paper program by the Bank of England and issued £300.0 million, or approximately $387.9 million, of unsecured commercial paper thereunder;

•secured a commitment for a $700.0 million 364 day term loan facility available for draw any time prior to August 12, 2021;

•issued 9.6 million shares of common stock for approximately $575 million; and

•    agreed with certain of our lenders that we will not pay dividends or engage in stock repurchases for so long as our debt covenant waivers are in effect.

Expected debt maturities for the remainder of 2020 and 2021 are $0.3 billion and $1.3 billion, respectively. We estimate our cash burn to be, on average, in the range of approximately $250 million to $290 million per month during a prolonged suspension of operations. This range includes all interest expenses, ongoing ship operating expenses, administrative expenses, hedging costs, expected necessary capital expenditures (net of committed financings in the case of newbuilds) and excludes cash refunds of customer deposits, commissions, debt obligations and cash inflows from new and existing bookings.

When we start returning our fleet into service, we will incur incremental spend as we bring the ships out of their various levels of layup, return the crew to our vessels, take the necessary steps to ensure compliance with the recommended protocols and restart our sales and marketing activities.

The total cash spend for the third quarter was approximately $1.1 billion, mainly driven by ship operating expenses. These expenses sequentially declined each month within the quarter as the fleet achieved the desired levels of layup by end of August 2020. Our cash burn rate for the quarter was consistent with our previously announced range when excluding cash refunds of customer deposits, commissions, debt obligations, cash inflows from new and existing bookings and fees and collateral postings related to our financing and hedging activities.

The Company continues to identify and evaluate further actions to improve its liquidity. These include and are not limited to further reductions in capital expenditures, operating expenses and administrative costs and additional financings.

Furthermore, both our export credit facilities and non-export credit bank facilities contain covenants that require us, among other things, to maintain a fixed charge coverage ratio of at least 1.25x and limit our net debt-to-capital ratio to no more than 62.5%, and under certain facilities, to maintain minimum shareholders' equity. In the second quarter of 2020, the requisite lenders under such facilities agreed to waive the requirement to comply with such financial covenants through and including the first quarter of 2021. In certain of these facilities, we agreed to additional covenants during the covenant waiver period, including unrestricted cash and cash equivalents to be tested monthly, and that we are not permitted during the covenant waiver period, subject to limited exceptions, to pay cash dividends or make share repurchases unless we would have been compliant with our fixed charge coverage ratio at such time. In the third quarter of 2020, we further amended our export facilities and certain of our non-export credit facilities, to extend the financial covenant waiver through and including, the fourth quarter of 2021. In connection therewith, the minimum liquidity requirement was $500.0 million as of September 30, 2020; however, this amount was subsequently reduced to $350.0 million upon completion of our capital raising activities in October 2020.

Results of Operations
Summary
Net Loss and Adjusted Net Loss attributable to Royal Caribbean Cruises Ltd. for the third quarter of 2020 were $1.3 billion and $1.2 billion, or $6.29 and $5.62 per share on a diluted basis, respectively, reflecting the impact of our suspension of global fleet sailings starting in mid-March, compared to Net Income and Adjusted Net Income attributable to Royal Caribbean Cruises Ltd. of $883.2 million and $896.8 million, or $4.20 and $4.27 per share on a diluted basis, respectively, for the third quarter of 2019.
Net Loss and Adjusted Net Loss to attributable Royal Caribbean Cruises Ltd. for the nine months ended September 30, 2020 were $4.4 billion and 2.8 billion, or $21.01 and $13.26 per share on a diluted basis, respectively, compared to Net Income and Adjusted Net Income attributable to Royal Caribbean Cruises Ltd. of $1.6 billion and $1.7 billion, or $7.65 and $8.12 per share on a diluted basis, respectively, for the nine months ended September 30, 2019.
Significant items for the quarter and nine months ended September 30, 2020 include:
•Total revenues, excluding the effect of changes in foreign currency exchange rates, decreased $3,221.0 million and $6,235.8 million for the quarter and nine months ended September 30, 2020 as compared to the same periods in 2019, reflecting the volume impact of our cancelled sailings during 2020 as a result of the COVID-19 pandemic.
•The effect of changes in foreign currency exchange rates related to our passenger ticket and onboard and other revenue transactions, denominated in currencies other than the United States dollar, resulted in an increase in total revenues of $0.4 million for the quarter and a decrease of $22.7 million for the nine months ended September 30, 2020 compared to the same periods in 2019.
•Total cruise operating expenses, excluding the effect of changes in foreign currency exchange rates, decreased $1,315.3 million and $2,068.0 million for the quarter and nine months ended September 30, 2020 as compared to the same periods in 2019 due to the suspension of operations during the full quarter ended September 30, 2020.
•The effect of changes in foreign currency exchange rates related to our cruise operating expenses, denominated in currencies other than the United States dollar, resulted in an increase in total operating expenses of $0.9 million and a decrease of $13.4 million for the nine months ended September 30, 2020 compared to the same periods in 2019.
•During the quarter and nine months ended September 30, 2020, as a result of the current and expected ongoing impact of COVID-19 pandemic on our operations and cash flows, we recorded total impairment and credit losses of $89.9 million and $1.4 billion, respectively. The impairment charges related to our goodwill, trademarks and trade names, long-lived assets, including right-of-use assets, and credit losses related to our notes receivable.

•Our consolidated results of operations include Silversea Cruises’ results of operations on a three-month reporting lag from April 1, 2020 through June 30, 2020 for the quarter ended September 30, 2020 and from October 1, 2019 through June 30, 2020 for the nine months ended September 30, 2020. Refer to Note 1. General to our consolidated financial statements under Item 1. Financial Statements for further information on this three-month reporting lag.
•In March 2020, we increased the capacity of our $1.7 billion and $1.2 billion unsecured revolving credit facilities due in 2024 and 2022, by $200 million and $400 million, respectively.
•In March and June 2020, we took delivery of Celebrity Apex and Silver Origin, respectively. To finance the purchase of Celebrity Apex, we borrowed $722.2 million under a previously committed unsecured term loan.
•In March 2020, we borrowed $2.2 billion pursuant to a 364-day senior secured term loan agreement. Subsequently, the term loan was increased to $2.35 billion and was repaid in May 2020.
•In May 2020, we issued $3.32 billion in Senior Secured Notes. $1.0 billion of the notes accrue interest at 10.875% and mature in 2023. The remaining $2.32 billion of the notes accrue interest at a fixed rate of 11.5% and mature in 2025.
•In May 2020, we qualified for a U.K. government commercial paper program providing £300.0 million of available liquidity and issued £300.0 million, or approximately $387.9 million, of unsecured commercial paper thereunder.
•In June 2020, we issued $1.0 billion in senior unsecured notes which accrue interest at 9.125% and mature in 2023.
•In June 2020, we issued $1.15 billion in convertible notes which accrue interest at 4.25% and mature in 2023. The notes are convertible into shares of common stock of the Company, cash, or a combination of common stock and cash, at our election.
•In August 2020, we secured a commitment for a $700.0 million 364-day term loan facility available for draw any time prior to August 12, 2021.

Operating results for the quarter ended September 30, 2020 compared to the same period in 2019 are shown in the following table (in thousands, except per share data):

	Quarter Ended September 30,
	2020		2019
		% of Total Revenues		% of Total Revenues
Passenger ticket revenues	$3,204	(9.5)%	$2,344,779	73.6%
Onboard and other revenues	(36,892)	109.5%	842,071	26.4%
Total revenues	(33,688)	100.0%	3,186,850	100.0%
Cruise operating expenses:
Commissions, transportation and other	(3,321)	9.9%	488,921	15.3%
Onboard and other	6,036	(17.9)%	200,656	6.3%
Payroll and related	119,213	(353.9)%	263,993	8.3%
Food	5,640	(16.7)%	149,621	4.7%
Fuel	53,815	(159.7)%	177,677	5.6%
Other operating	127,226	(377.7)%	342,170	10.7%
Total cruise operating expenses	308,609	(916.1)%	1,623,038	50.9%
Marketing, selling and administrative expenses	246,779	(732.5)%	352,725	11.1%
Depreciation and amortization expenses	317,139	(941.4)%	320,295	10.1%
Impairment and credit losses	89,899	(266.9)%	—	—%
Operating (Loss) Income	(996,114)	2,956.9%	890,792	28.0%
Other (expense) income:
Interest income	5,017	(14.9)%	5,625	0.2%
Interest expense, net of interest capitalized	(259,349)	769.9%	(102,038)	(3.2)%
Equity investment (loss) income	(78,013)	231.6%	103,654	3.3%
Other expense	(10,853)	32.2%	(7,668)	(0.2)%
	(343,198)	1,018.8%	(427)	—%
Net (Loss) Income	(1,339,312)	3,975.6%	890,365	27.9%
Less: Net Income attributable to noncontrolling interest	7,444	(22.1)%	7,125	0.2%
Net (Loss) Income attributable to Royal Caribbean Cruises Ltd.	$(1,346,756)	3,997.7%	$883,240	27.7%
Diluted (Loss) Earnings per Share	$(6.29)		$4.20

	Nine Months Ended September 30,
	2020		2019
		% of Total Revenues		% of Total Revenues
Passenger ticket revenues	$1,487,077	68.4%	$6,072,599	72.0%
Onboard and other revenues	687,590	31.6%	2,360,649	28.0%
Total revenues	2,174,667	100.0%	8,433,248	100.0%
Cruise operating expenses:
Commissions, transportation and other	342,632	15.8%	1,279,010	15.2%
Onboard and other	151,333	7.0%	510,255	6.1%
Payroll and related	693,480	31.9%	799,094	9.5%
Food	154,439	7.1%	436,002	5.2%
Fuel	327,275	15.0%	519,772	6.2%
Other operating	830,689	38.2%	1,037,113	12.3%
Total cruise operating expenses	2,499,848	115.0%	4,581,246	54.3%
Marketing, selling and administrative expenses	944,087	43.4%	1,144,546	13.6%
Depreciation and amortization expenses	961,226	44.2%	924,180	11.0%
Impairment and credit losses	1,354,514	62.3%	—	—%
Operating (Loss) Income	(3,585,008)	(164.9)%	1,783,276	21.1%
Other (expense) income:
Interest income	15,757	0.7%	21,751	0.3%
Interest expense, net of interest capitalized	(571,149)	(26.3)%	(313,757)	(3.7)%
Equity investment (loss) income	(140,258)	(6.4)%	170,393	2.0%
Other expense	(127,537)	(5.9)%	(34,537)	(0.4)%
	(823,187)	(37.9)%	(156,150)	(1.9)%
Net (Loss) Income	$(4,408,195)	(202.7)%	$1,627,126	19.3%
Less: Net Income attributable to noncontrolling interest	22,332	1.0%	21,375	0.3%
Net (Loss) Income attributable to Royal Caribbean Cruises Ltd.	$(4,430,527)	(203.7)%	$1,605,751	19.0%
Diluted (Loss) Earnings per Share	$(21.01)		$7.65

Adjusted Net (Loss) Income attributable to Royal Caribbean Cruises Ltd and Adjusted (Loss) Earnings per Share attributable to Royal Caribbean Cruises Ltd were calculated as follows (in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (Loss) Income attributable to Royal Caribbean Cruises Ltd.	$(1,346,756)	$883,240	$(4,430,527)	$1,605,751
Adjusted Net (Loss) Income attributable to Royal Caribbean Cruises Ltd.	(1,204,350)	896,838	(2,797,335)	1,705,420
Net Adjustments to Net (Loss) Income attributable to Royal Caribbean Cruises Ltd.	$142,406	$13,598	$1,633,192	$99,669
Adjustments to Net (Loss) Income attributable to Royal Caribbean Cruises Ltd.:
Impairment and credit losses (1)	$89,899	$—	1,354,514	$—
Equity investment impairment (2)	—	—	39,735	—
Currency translation adjustment losses (3)	—	—	69,044	—
Pullmantur reorganization settlement (4)	—	—	21,637	—
Restructuring charges and other initiatives expense (5)	5,720	—	50,745	—
Convertible debt amortization of debt discount (6)	17,750	—	21,934	—
Loss on extinguishment of debt (7)	774	—	41,109	6,326
Amortization of Silversea Cruises intangible assets resulting from the 2018 Silversea Cruises acquisition (8)	3,069	3,069	9,207	9,207
Noncontrolling interest adjustment (9)	25,715	8,508	72,331	43,082
Change in fair value of the Silversea contingent consideration (8)	(521)	—	(45,126)	10,700
Net insurance recoveries of Oasis of the Seas incident (10)	—	2,021	(1,938)	29,168
Transaction costs related to the 2018 Silversea Cruises acquisition (8)	—	—	—	1,186
Net Adjustments to Net (Loss) Income attributable to Royal Caribbean Cruises Ltd.	$142,406	$13,598	$1,633,192	$99,669

Basic:
(Loss) Earnings per Share	$(6.29)	$4.21	$(21.01)	$7.67
Adjusted (Loss) Earnings per Share	$(5.62)	$4.28	$(13.26)	$8.14

Diluted:
(Loss) Earnings per Share	$(6.29)	$4.20	$(21.01)	$7.65
Adjusted (Loss) Earnings per Share	$(5.62)	$4.27	$(13.26)	$8.12

Weighted-Average Shares Outstanding:
Basic	214,163	209,575	210,894	209,477
Diluted	214,163	210,121	210,894	210,032
(1)Represents asset impairment and credit losses recorded in 2020 as a result of the impact of COVID-19.
(2)Represents equity investment asset impairment, primarily for our investment in Grand Bahama Shipyard, recorded in the first quarter of 2020 as a result of the impact of COVID-19.

(3)Represents currency translation losses recognized in connection with the ships classified as assets held-for-sale and subsequently sold that were previously chartered to Pullmantur. Refer to Note 6. Other Assets to our consolidated financial statements under Item 1. Financial Statements for further information.
(4)Represents estimated cash refunds expected to be paid to Pullmantur guests and other expenses incurred as part of the Pullmantur S.A reorganization.
(5)Represents restructuring charges incurred in relation to the reduction in our U.S. workforce in 2020 and the reorganization of our international sales and marketing structure and other initiatives expenses.
(6)Represents the amortization of non-cash debt discount on the $1.15 billion convertible notes.
(7)In 2020, represents the loss on the extinguishment of the $2.2 billion Senior Secured Term Loan. In 2019, represents the loss on the extinguishment of the $700 million 364-day loan related to the 2018 Silversea Cruises acquisition and the remaining balance of the unsecured term loan originally incurred in 2010 to purchase Allure of the Seas.
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

Selected statistical information is shown in the following table (1):

	Quarter Ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Passengers Carried	1,230	1,728,997	1,261,075	4,926,123
Passenger Cruise Days	5,424	11,863,189	8,653,799	33,746,534
APCD	5,424	10,733,254	8,437,003	31,031,274
Occupancy	100.0%	110.5%	102.6%	108.8%
(1)) Due to the three-month reporting lag, we include Silversea Cruises' result of operations from April 1 through June 30 for the quarters ended September 30, 2020 and 2019 and from October 1 through June 30 for the nine months ended June 30, 2020 and 2019. Refer to Note 1. General to our consolidated financial statements under Item 1. Financial Statements for more information on the three-month reporting lag.
2020 Outlook
On March 10, 2020, we withdrew our full-year 2020 guidance due to the heightened impact and uncertainty of changes in the magnitude, duration and geographic reach of COVID-19. The magnitude, duration and speed of COVID-19 and related disruptions remain uncertain. As a consequence, the Company cannot reasonably estimate the impact of COVID-19 on its business, financial condition or near or longer-term financial or operational results with reasonable certainty. The adverse impact of the COVID-19 pandemic on our revenues, consolidated results of operations, cash flows and financial condition has been and will continue to be material in 2020. We expect to incur a net loss on both a US GAAP and adjusted basis for our fourth quarter and the 2020 fiscal year. See Recent Developments: COVID-19 – Update on Bookings for further indication of the booking environment for 2021.

Quarter Ended September 30, 2020 Compared to Quarter Ended September 30, 2019
In this section, references to 2020 refer to the quarter ended September 30, 2020 and references to 2019 refer to the quarter ended September 30, 2019.
Revenues
Total revenues for 2020 decreased $3,220.5 million, or 101.1%, from 2019.
Passenger ticket revenues for 2020 decreased by $2,341.6 million, or 99.9%, from 2019. The decrease was due to a 99.9% decrease in capacity, which decreased Passenger ticket revenues by $2,344.3 million, driven by our cancelled sailings resulting from the suspension of our global fleet operations in mid-March 2020 in response to the COVID-19 pandemic.
Onboard and other revenues decreased $879.0 million, or 104.4%, to $(36.9) million in 2020 from $842.1 million in 2019. Onboard and other revenues for the quarter ended September 30, 2020 includes a charge of $67.9 million to correct cancellation revenue, for certain immaterial bookings, that was incorrectly recognized during the six months ended June 30, 2020. The charge is offsetting cancellation and other revenue recognized during the quarter ended September 30, 2020 and is considered immaterial to our financial statements.
Onboard and other revenues included concession revenues of $0.4 million in 2020 and $91.5 million in 2019.
Cruise Operating Expenses
Total Cruise operating expenses for 2020 decreased $1,314.4 million, or 81.0%, to $0.3 billion from $1.6 billion in 2019. The majority of the decrease was due to our cancelled sailings as follows:
•a $492.2 million decrease in Commissions, transportation and other primarily due to lower commission and variable passenger tax expenses; During the three months ended September 30, 2020, we recognized income in Commissions transportation and other as a result of rebates received from various ports for past sailings.
•a $194.6 million decrease in Onboard and other expenses mostly due to lower shore excursion costs and beverage costs;
•a $144.0 million decrease in Food expenses;
•a $144.8 million decrease in Payroll and related expenses resulting from reduced onboard staffing levels;
•a $123.9 million decrease in Fuel expenses; and
•a $214.9 million decrease in Other operating expenses mostly due to lower port fees and a decrease in ship maintenance and consumable costs.
Marketing, Selling and Administrative Expenses
Marketing, selling and administrative expenses for 2020 decreased $105.9 million, or 30.0%, to $246.8 million from $352.7 million in 2019. The decrease was due to a reduction and deferral of global sales and marketing activities due to the suspension of our operations.
Depreciation and Amortization Expenses
Depreciation and amortization expenses for 2020 decreased $3.2 million, or 1.0%, to $317.1 million from $320.3 million in 2019. The decrease was primarily due to the reclassification of the Silversea Cruises Silver Explorer lease to an operating lease from a finance lease, based on modification of the terms of the lease during the second quarter of 2020, and a net reduction in long lived assets due to impairments in 2020, partially offset by additions associated with our 2019 ship modernization projects, shoreside projects and the addition of Celebrity Apex and Silver Origin in the first and second quarters of 2020.
Impairment and Credit Losses
During the quarter ended September 30, 2020, as a result of the current and expected ongoing impact of the COVID-19 pandemic on our operations and cash flows, we recorded total impairment and credit losses of $89.9 million primarily related to construction in progress projects that were reduced in scope or determined to no longer be completed as a result of cost containment measures due to the impact COVID-19 has had on our operations.

Other Income (Expense)
Interest expense, net of interest capitalized for 2020 increased $157.3 million, or 154.2%, to $259.3 million from $102.0 million in 2019. The increase was primarily due to new debt issuances in 2020 and a higher average balance on our revolver facilities.
Equity investment (loss) income in 2020 was loss of $78.0 million compared to income of $103.7 million in 2019. The decrease of $181.7 million was primarily due to losses reported by our equity investments as a result of the adverse impact of COVID-19 on their operations and earnings.
Other expense in 2020 was $10.9 million compared to $7.7 million in 2019. The increase of $3.2 million in Other expense was primarily due to the recognition of $12.7 million in higher losses on mostly fuel swap derivative instruments that are marked to market and the recognition of higher net losses on remeasurement of our foreign monetary assets by $8.6 million in 2020, offset by a decrease in net tax expense mostly attributable to the suspension in our operations of $19.5 million.
Other Comprehensive (Loss) Income
Other comprehensive income (loss) in 2020 was income of $82.1 million compared to loss of $293.2 million in 2019. The increase in income of $375.3 million was primarily due to Gain on cash flow derivative hedges in 2020 of $66.1 million compared to a Loss on cash flow derivative hedges in 2019 of $(265.2) million. The increase in cash flow derivative hedge income in 2020 was primarily due to an increase in the fair value of our foreign currency forwards in 2020 compared to a decrease in the fair value of these foreign currency forwards in 2019 due to changes in market rates.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
In this section, references to 2020 refer to the nine months ended September 30, 2020 and references to 2019 refer to the nine months ended September 30, 2019
Revenues
Total revenues for 2020 decreased $6.3 billion, or 74.2%, to $2.2 billion from $8.4 billion in 2019.
Passenger ticket revenues comprised 68.4% of our 2020 total revenues. Passenger ticket revenues for 2020 decreased by $4.6 billion, or 75.5%, from 2019. The decrease was due to a 73% decrease in capacity driven by our cancelled sailings resulting from the suspension of our global fleet operations since mid-March 2020 in response to the COVID-19 pandemic.
Passenger ticket revenues were also decreased by $15.7 million due to the unfavorable effect of changes in foreign currency exchange rates related to our revenues in currencies other than the United States dollar.
The remaining 31.6% of 2020 total revenues was comprised of Onboard and other revenues, which decreased $1,673.1 million, or 70.9% to $687.6 million in 2020 from $2.4 billion in 2019. The decrease in Onboard and other revenues was primarily due to the 73% decrease in capacity related to cancelled sailings noted above.

Onboard and other revenues for the nine months ended September 30, 2020 also includes a charge of $67.9 million recorded in the quarter ended September 30, 2020 to correct cancellation revenue, for certain immaterial bookings, that was incorrectly recognized during the six months ended June 30, 2020. The charge is considered immaterial to our financial statements. Additionally, Onboard and other revenues includes, to a much lesser extent, the unfavorable effect of changes in foreign currency exchange rates related to our onboard and other revenues denominated in currencies other than the United States dollar of $7.0 million.
Onboard and other revenues included concession revenue of $75.1 million in 2020 and $276.0 million in 2019.
Cruise Operating Expenses
Total cruise operating expenses for 2020 decreased $2.1 billion, or (45.4)%, to $2.5 billion from $4.6 billion in 2019. The majority of the decrease was due to the 73% decrease in capacity noted above as a result of our cancelled sailings as follows:
•a $936.4 million decrease in Commissions, transportation and other primarily due to lower commission and variable passenger tax expenses;
•a $358.9 million decrease in Onboard and other expenses mostly due to lower shore excursion costs and beverage costs;

•a $281.6 million decrease in Food expenses;
•a $206.4 million decrease in Other operating expenses mostly due to lower port fees and a decrease in ship maintenance and consumable costs.
•a $192.5 million decrease in Fuel expenses;
•a $105.6 million decrease in Payroll and related expenses resulting from reduced onboard staffing levels; and
•the favorable effect of changes in foreign currency exchange rates related to our expense transactions denominated in currencies other than the United States dollar of $13.4 million.
Marketing, Selling and Administrative Expenses
Marketing, selling and administrative expenses decreased $200.5 million, or 17.5%, to $944.1 million from $1.1 billion in 2019. The decrease was due to the reduction and deferral of global sales and marketing activities due to the suspension of our operations.
Depreciation and Amortization Expenses
Depreciation and amortization expenses for 2020 increased $37.0 million, or 4.0%, to $961.2 million from $924.2 million in 2019. The increase was primarily due to the additions of Celebrity Apex and Silver Origin in the first and second quarters of 2020, respectively. Additionally, the increase is also attributable to new shipboard additions in 2019 associated with our ship modernization projects and additions related to our shoreside projects.
Impairment and Credit Losses
For the nine months ended September 30, 2020, as a result of the current and expected ongoing impact of the COVID-19 pandemic on our operations and cash flows, we recorded total impairment and credit losses of $1.4 billion, most of which was recorded during the three months ended March 31, 2020, related to the impairment of goodwill, intangibles, long-lived assets and credit losses related to the sale of our property and equipment.
Other Income (Expense)
Interest expense, net of interest capitalized, for 2020 increased $257.4 million, or 82.0%, to $571.1 million from $313.8 million in 2019. The increase was primarily due to new debt issuances in 2020, a higher average balance on our revolver and a loss on extinguishment of the $2.35 billion senior secured term loan of $41.1 million recorded mostly during the three months ended June 30, 2020.
Equity investment (loss) income decreased $310.7 million, or 182.3%, to a loss of $140.3 million in 2020 from income of $170.4 million in 2019 mainly due to losses reported by our equity investments as a result of the adverse impact of COVID-19 on their operations and earnings and a $39.7 million impairment charge of equity investments, recorded during the three months ended March 31, 2020, primarily for our investment in Grand Bahama Shipyard.
Other expense was $127.5 million in 2020 compared to $34.5 million in 2019. The $93.0 million increase in expense includes recognition of a deferred currency translation adjustment loss of $69.0 million in the quarter ended June 30, 2020 related to the 2016 sale of our majority interest in the Pullmantur brand. We recognized the deferred currency translation loss as we no longer have significant involvement in Pullmantur's operations. In June 2020, we terminated the agreements chartering our ships to the Pullmantur brand as a result of its reorganization filing under Spanish law. We also recognized $21.6 million of expense during the second quarter of 2020, approximating the estimated total cash refund expected to be paid to Pullmantur guests and other expenses incurred as part of a settlement agreement with our joint venture partner as part of the brand's reorganization and a net $87.5 million loss related to the change in fair value of mostly fuel swap derivative instruments with no hedge accounting. These expenses were partially offset by income of $55.8 million for the change in contingent consideration payable in 2020 to Heritage and a decrease in net tax expense mostly attributable to the suspension in our operations of $35.7 million.
Other Comprehensive (Loss)
Other comprehensive loss in 2020 was $71.4 million compared to other comprehensive loss of $318.6 million in 2019. The change of $247.2 million, or (77.6)%, was primarily due to a loss on cash flow derivative hedges in 2020 of $110.1 million, compared to a loss on cash flow derivative hedges of $288.1 million in 2019. The reduction in cash flow derivative hedge loss in 2020 was primarily due to an increase in the fair value of our foreign currency forwards in 2020 compared to a decrease in the fair value of these foreign currency forwards in 2019 due to changes in market rates.

Future Application of Accounting Standards
Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements under Item 1. Financial Statements for further information on Recent Accounting Pronouncements.
Liquidity and Capital Resources
Sources and Uses of Cash
As a result of the COVID-19 impact on our business, including the suspension of global sailings, we have experienced a decrease in bookings and an increase in customer deposit refunds since the first quarter of 2020 which has significantly affected our liquidity and cash flow.
Net cash (used in) provided by operating activities decreased $6.0 billion to cash used of $2.9 billion for the nine months ended September 30, 2020, compared to cash provided of $3.1 billion for the same period in 2019. The current disruptions to our business led to a decrease in collections from our guests as well as an increase of refunds to guest for cancelled sailings during the nine months ended September 30, 2020 compared to the same period in 2019.
Net cash (used in) investing activities decreased $613.7 million to $1.8 billion for the nine months ended September 30, 2020 compared to $2.4 billion for the same period in 2019. The decrease in investing activities was primarily attributable to a decrease in capital expenditures of $768.7 million.
Net cash provided by financing activities was $7.5 billion for the nine months ended September 30, 2020 compared to Net cash used in financing activities of $0.7 billion for the same period in 2019. The change was primarily attributable to an increase in debt proceeds of $9.6 billion for the nine months ended September 30, 2020 compared to the same period in 2019, partially offset by net repayments of commercial paper of $1.1 billion during the nine months ended September 30, 2020 compared to net borrowings of commercial paper of $0.1 billion during the same period in 2019. The increase in debt proceeds was primarily due to the $2.2 billion 364-day Senior Secured Term Loan which was repaid in May 2020, the $3.32 billion Senior Secured Notes issued in May 2020, issuance of $1.0 billion senior unsecured notes, issuance of $1.15 billion convertible notes, the $0.7 billion unsecured term loan borrowed to finance Celebrity Apex, and higher drawings on our revolving credit facilities, resulting in a fully utilized balance, during the nine months ended September 30, 2020, compared to the same period in 2019.

Future Capital Commitments
Capital Expenditures
As of September 30, 2020, our Global Brands and our Partner Brands have 16 ships on order. Their original contractual delivery dates and their approximate berths are listed below. COVID-19 has impacted shipyard operations which have and will result in delays of our previously contracted ship deliveries as noted below. Of the six ships originally scheduled for delivery between July 2020 and December 2021, Silver Moon was delivered in October 2020 and we expect that Silver Dawn and Odyssey of the Seas will be delivered within the remaining time frame, with the shift of the Odyssey of the Seas expected delivery into early 2021. The exact duration of the ship delivery delays are currently under discussion with the impacted shipyards:

Ship	Shipyard	Contractual Delivery Date	Approximate Berths
Royal Caribbean International —
Oasis-class:
Wonder of the Seas	Chantiers de l'Atlantique	2nd Quarter 2021	5,700
Unnamed	Chantiers de l'Atlantique	4th Quarter 2023	5,700
Quantum-class:
Odyssey of the Seas	Meyer Werft	4th Quarter 2020	4,200
Icon-class:
Unnamed	Meyer Turku Oy	2nd Quarter 2022	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2024	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2025	5,600
Celebrity Cruises —
Edge-class:
Celebrity Beyond	Chantiers de l'Atlantique	4th Quarter 2021	3,250
Unnamed	Chantiers de l'Atlantique	4th Quarter 2022	3,250
Silversea Cruises —
Muse-Class:
Silver Moon (1)	Fincantieri	3rd Quarter 2020	550
Silver Dawn	Fincantieri	4th Quarter 2021	550
Evolution Class:
Unnamed	Meyer Werft	1st Quarter 2022	600
Unnamed	Meyer Werft	1st Quarter 2023	600
TUI Cruises (50% joint venture) —
Mein Schiff 7	Meyer Turku Oy	2nd Quarter 2023	2,900
Unnamed	Fincantieri	3rd Quarter 2024	4,100
Unnamed	Fincantieri	1st Quarter 2026	4,100
Hapag-Lloyd Cruises (50% joint venture) —
Hanseatic Spirit	VARD	2nd Quarter 2021	230

Total Berths			52,530
(1) In October 2020, we took delivery of Silver Moon.
In April 2019, we entered into an agreement with Chantiers de l’Atlantique to build the fifth Edge-class ship for Celebrity Cruises. The ship is expected to have an aggregate capacity of approximately 3,200 berths. The order with Chantiers de l’Atlantique is contingent upon completion of conditions precedent and financing.
Our future capital commitments consist primarily of new ship orders. As of September 30, 2020, the aggregate cost of our ships on order presented in the table above, excluding any ships on order by our Partner Brands, was $14.1 billion, of which we had deposited $770.7 million. Approximately 64.4% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at September 30, 2020. Refer to Note 13. Fair Value Measurements and Derivative Instruments to our consolidated financial statements under Item 1. Financial Statements.
Decreased demand for cruising as a result of concerns regarding the COVID-19 pandemic has had, and is expected to continue to have, a material impact on our cash flows, liquidity and financial position. In order to preserve liquidity throughout the COVID-19 pandemic, we deferred a significant portion of our planned 2020 and 2021 capital expenditures. As of September 30, 2020, we anticipate overall full year capital expenditures, based on our existing ships on order, will be approximately $0.6 billion for 2020 and $1.8 billion for 2021. These amounts do not include any ships on order by our Partner Brands.
Contractual Obligations
As of September 30, 2020, our contractual obligations were as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Operating Activities:
Operating lease obligations(1)	$863,516	$125,300	$219,666	$84,186	$434,364
Interest on debt(2)	3,842,616	893,146	1,573,354	836,295	539,821
Other(3)	620,741	200,123	373,183	24,083	23,352
Investing Activities:	0
Ship purchase obligations(4)	11,304,988	3,023,432	4,291,486	3,990,070	—
Financing Activities:	0
Commercial paper(5)	386,683	386,683	—	—	—
Debt obligations(6)	18,286,811	823,514	8,122,072	6,417,986	2,923,239
Finance lease obligations(7)	216,953	46,513	29,479	10,914	130,047
Other(8)	13,765	5,647	6,861	1,257	—
Total	$35,536,073	$5,504,358	$14,616,101	$11,364,791	$4,050,823
(1)     We are obligated under noncancelable operating leases primarily for preferred berthing arrangements, real estate and shipboard equipment. Amounts represent contractual obligations with initial terms in excess of one year.
(2)      Long-term debt obligations mature at various dates through fiscal year 2032 and bear interest at fixed and variable rates. Interest on variable-rate debt is calculated based on forecasted debt balances, including the impact of interest rate swap agreements using the applicable rate at September 30, 2020. Debt denominated in other currencies is calculated based on the applicable exchange rate at September 30, 2020.
(3)    Amounts primarily represent future commitments with remaining terms in excess of one year to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts. Included in the 1-3 year figure is estimated cash collateral of $181.1 million that we are required to deliver on or before July 18, 2021 in connection with our Port of Miami terminal operating lease. See Note 8. Leases to our consolidated financial statements under Item 1. Financial Statements for further information on the collateral requirement.
(4)    Amounts are based on contractual installment and delivery dates for our ships on order. Included in these figures are $9.3 billion in final contractual installments, which have committed financing. COVID-19 has impacted shipyard operations which have and will result in delays for our previously contracted ship deliveries. The exact duration of the ship delivery delays are currently under discussion with the impacted shipyards. Amounts do not include potential obligations which remain subject to cancellation at our sole discretion or any agreements entered for ships on order that remain contingent upon completion of conditions precedent. Additionally, amounts do not include activity related to Silversea Cruises, including ships placed on order, if any, during the three-month reporting lag period.
(5)    Refer to Note 7. Debt to our consolidated financial statements under Item 1. Financial Statements for further information.
(6)    Amounts represent debt obligations with initial terms in excess of one year. Debt denominated in other currencies is calculated based on the applicable exchange rate at September 30, 2020. In addition, debt obligations presented above are net of debt issuance costs of $315.7 million as of September 30, 2020.
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
We have a residual value guarantee associated with our operating lease of a terminal at Port of Miami in Miami, Florida that approximates a percentage of cost of the asset as of the inception of the lease. We consider the possibility of incurring costs associated with the residual value guarantee to be remote. Also in connection with the Port of Miami terminal operating lease, we are required to deliver on or before July 18, 2021, cash collateral in an amount equal to the lesser of our residual value guarantee or the aggregate balance of the lessors' terminal construction debt, estimated at $181.1 million as of September 30, 2020. The collateral is to be issued to an escrow agent and pledged to the benefit of the terminal construction debt lenders until all amounts due by us under the lease have been paid in full.
On August 24, 2020, Moody’s downgraded our senior unsecured rating from Ba2 to B2, and on August 31, 2020, S&P Global downgraded our senior unsecured rating from BB to B+. Our access to, and cost of debt financing is negatively impacted by the downgrades.
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
Certain of our surety agreements with third party providers for the benefit of certain agencies and associations that provide travel related bonds allow the surety to request collateral in the form of cash or letters of credit. Several of these agreements are currently up for renewal. We expect that our current and/or new providers will request collateral in the amount of approximately $80 million based on the exchange rate at September 30, 2020.
As of September 30, 2020, other than the items described above, we are not party to any other off-balance sheet arrangements, including guarantee contracts, retained or contingent interest, certain derivative instruments and variable interest entities, that either have, or are reasonably likely to have, a current or future material effect on our financial position.

Funding Needs and Sources
Historically, we relied on a combination of cash flows provided by operations, draw downs under our available credit facilities, the incurrence of additional debt and/or the refinancing of our existing debt and the issuance of additional shares of equity securities to fund our obligations. The impact of COVID-19 resulted in our previously announced voluntary suspension of Global Brands' cruise operations from March 13, 2020 which has been extended through at least December 31, 2020, excluding sailings from Singapore. Celebrity Cruises will also be suspending their full 2020/21 Winter program in Australia and Asia. Additionally, Azamara will be suspending their 2020/21 Winter sailings throughout Australia & New Zealand, South Africa and South America. This suspension of operations has strained our sources of cash flow and liquidity, causing us to take actions resulting in reductions in our operating expenses, reductions in our capital expenses and new financings and other liquidity actions.

The Company continues to identify and evaluate further actions to improve its liquidity. These include, and are not limited to, further reductions in capital expenditures, operating expenses and administrative costs and additional financings. See further discussion on these liquidity actions at Recent Developments - COVID-19.
We have significant contractual obligations of which our debt service obligations and the capital expenditures associated with our ship purchases represent our largest funding needs. As of September 30, 2020, we had $11.3 billion of committed financing for our ships on order.
As of September 30, 2020, we had $5.5 billion in contractual obligations due through September 30, 2021, of which approximately $0.8 billion relates to debt maturities, $0.9 billion relates to interest on debt and $3.0 billion relates to progress payments on our ship orders and the final installments payable due upon the delivery of Silver Moon, Odyssey of the Seas and Wonder of the Seas, based on their contractual delivery dates.
As of September 30, 2020, we had liquidity of $3.7 billion, consisting of cash and cash equivalents of $3.0 billion and a $0.7 billion one-year commitment for a 364-day term loan facility. As of September 30, 2020, our revolving credit facilities were fully utilized through a combination of amounts drawn and letters of credit issued under the facilities. In connection with our debt covenant waiver extensions, we agreed with certain of our lenders not to pay dividends or engage in stock repurchases. Refer to Note 11. Shareholders' Equity to our consolidated financial statements under Item 1. Financial Statements for further information.
Based on our assumptions and estimates and our financial condition, we believe that the liquidity resulting from the actions mentioned above will be sufficient to fund our liquidity requirements over at least the next twelve months from the issuance of these financial statements. However, there is no assurance that our assumptions and estimates are accurate due to possible unknown variables related this unprecedented suspension of our operations and, as such, there is inherent uncertainty in our ability to predict future liquidity requirements.
Under certain of our agreements, the contractual interest rate, facility fee and/or export credit agency fee vary with our debt rating. On August 24, 2020, Moody’s downgraded our senior unsecured rating from Ba2 to B2, and on August 31, 2020, S&P Global downgraded our senior unsecured rating from BB to B+, thereby increasing the contractual interest rate, facility fee and export credit agency fee across various facilities.
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
Debt Covenants
Both our export credit facilities and our non-export credit facilities contain covenants that require us, among other things, to maintain a fixed charge coverage ratio of at least 1.25x and limit our net debt-to-capital ratio to no more than 62.5%, and under certain facilities, to maintain a minimum level of shareholders' equity.  The fixed charge coverage ratio is calculated by dividing net cash from operations for the past four quarters by the sum of dividend payments plus scheduled principal debt payments in excess of any new financings for the past four quarters. Our minimum net worth and maximum net debt-to-capital calculations exclude the impact of Accumulated other comprehensive loss on Total shareholders’ equity.
During the second quarter of 2020, we amended our export credit facilities and our non-export credit facilities and certain of our credit card processing agreements which contain financial covenants to suspend the testing of these covenants through and including the first quarter of 2021. Certain of these amendments imposed a new monthly-tested minimum liquidity covenant of $300 million for the duration of the waiver period. Pursuant to these amendments, we have also agreed that we will not pay cash dividends or effectuate share repurchases during the wavier period unless we are in compliance with the fixed charge coverage ratio covenant as of the end of the most recently completed quarter. During the third quarter of 2020, we further amended our export credit facilities, certain of our non-export credit facilities and our credit card processing agreements to extend the financial covenant waiver through and including, the fourth quarter of 2021. In connection therewith, we increased the minimum liquidity covenant to $500 million, as applicable, subject to reduction in the event of further capital raises, and extended the dividend and share repurchase restrictions through the extended waiver period. As of September 30, 2020 and the date of these financial statements, we were in compliance with the minimum liquidity covenant as amended. Subsequent to September 30, 2020, the minimum liquidity covenant was reduced to $350.0 million due to our capital raising activities in October 2020.

In addition to the above, during the quarter ended June 30, 2020, we amended our Port of Miami Terminal "A" operating lease agreement to increase the lien basket in line with our debt facilities and obtain a financial covenant waiver to the first quarter of 2021. As of September 30, 2020, we were in compliance with the amended covenants under the lease agreement.
Any further covenant waivers may lead to increased costs, increased interest rates, additional restrictive covenants and other available lender protections as may be agreed with our lenders. There can be no assurance that we would be able to obtain additional waivers in a timely manner, or on acceptable terms. If we require additional waivers and are not able to obtain them or repay the debt facilities, this would lead to an event of default and potential acceleration of amounts due under all of our outstanding debt and derivative contracts. If we require additional waivers on the credit card processing agreements and are not able to obtain them, this could lead to the termination of these agreements or the trigger of reserve requirements.
Dividends
During the first quarter of 2020, we declared a cash dividend on our common stock of $0.78 per share, which was paid in April 2020. During the first quarter of 2020, we also paid a cash dividend on our common stock of $0.78 per share, which was declared during the fourth quarter of 2019. Subsequent to March 31, 2020, we agreed with certain of our lenders not to pay dividends for so long as our debt covenant waivers are in effect. Accordingly, we did not declare a dividend in the second and third quarters of 2020.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2019, as updated by our Current Report on Form 8-K dated May 13, 2020, two lawsuits were filed against Royal Caribbean Cruises Ltd. in August 2019 in the U.S. District Court for the Southern District of Florida under Title III of the Cuban Liberty and Democratic Solidarity Act, also known as the Helms-Burton Act. The complaint filed by Havana Docks Corporation ("Havana Docks Action") alleges it holds an interest in the Havana Cruise Port Terminal and the complaint filed by Javier Garcia-Bengochea (the "Port of Santiago Action") alleges that he holds an interest in the Port of Santiago, Cuba, both of which were expropriated by the Cuban Government. The complaints further allege that Royal Caribbean Cruises Ltd. trafficked in those properties by embarking and disembarking passengers at these facilities. The plaintiffs seek all available statutory remedies, including the value of the expropriated property, plus interest, treble damages, attorneys’ fees and costs. Royal Caribbean Cruises Ltd. filed its answer to each complaint in October 2019 and on October 15, 2020, the Court dismissed the Port of Santiago Action on the basis that the plaintiffs in that action lacked standing to bring the claim. This decision may be appealed by the plaintiffs. We believe we have meritorious defenses to the claims alleged in both the Havana Docks Action and the Port of Santiago Action, and we intend to vigorously defend ourselves against them. We believe that it is unlikely that the outcome of either action will have a material adverse impact to our financial condition, results of operations or cash flows. However, the outcome of litigation is inherently unpredictable and subject to significant uncertainties, and there can be no assurances that the final outcome of this case will not be material.

On October 7, 2020, a shareholder filed a putative class action complaint against us and certain officers, in the United States District Court for the Southern District of Florida, alleging misrepresentations relating to COVID-19 in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, seeking unspecified damages on behalf of a purported class consisting of all persons and entities (subject to specified exceptions) that purchased or otherwise acquired our securities from February 4, 2020 through March 17, 2020. On October 27, 2020, a second complaint was filed by another shareholder against us and our same officers in the United States District Court for the Southern District of Florida alleging the same misrepresentations relating to COVID-19. As is the case with the first action, the second action seeks unspecified damages on behalf of a purported class consisting of all persons and entities (subject to specified exceptions) that purchased or otherwise acquired our securities from February 4, 2020 through March 17, 2020.We cannot predict the duration or outcome of these lawsuits at this time, although management believes the claims are without merit. Depending on how these cases progress, they could be costly to defend and could divert the attention of management and other resources from operations. Accordingly, even if ultimately resolved in our favor, these actions could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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
We have been, and will continue to be, negatively impacted by the COVID-19 pandemic, including impacts that resulted from actions taken in response to the outbreak. Examples of these include, but are not limited to: travel bans and cruising advisories and the resulting temporary suspension of our Global Brands' operations, which is expected to continue until at least Decemeber 31, 2020, excluding sailings from Singapore, with Celebrity Cruises having also suspended their full 2020/21

Winter program in Australia and Asia and Azamara having suspended their 2020/21 Winter sailings throughout Australia and New Zealand, South Africa and South America; restrictions on the movement and gathering of people; social distancing measures; shelter-in-place/stay-at-home orders; and disruptions to businesses in our supply chain. In addition to the imposed restrictions affecting our business, the extent, duration, and magnitude of the COVID-19 pandemic’s effect on the economy and consumer demand for cruising and travel is still rapidly fluctuating and difficult to predict. As such, these impacts may persist for an extended period of time or even become more pronounced, even after we are permitted to and/or begin to resume operations.
The COVID-19 pandemic also has elevated risks affecting significant parts of our business:
•Operations: Due to the global public health circumstances, we have decided to extend the suspension of sailings of our Global Brands' fleet through at least December 31, 2020, excluding Signapore. It is uncertain as to whether we will need to suspend additional sailings and to what extent, although once such suspension ends, we still do not expect to return to normal sailings for some time. The suspension of sailings and the expected reduction in demand for future cruising once we resume sailing has led to a significant decline in our revenues and cash inflows, which has required us to take cost and capital expenditure containment actions. Consequently, we have reduced and furloughed our workforce, with approximately 23% of our U.S. shoreside employee base being impacted and, except for the minimum safe manning shipboard crew required to operate the ships during the suspension of operations, our shipboard crew were notified that their contracts would end early and they would be notified about new assignments when operations resume in the future. As a result of these actions, we may be challenged in rebuilding our workforce which could further delay our return to service. In addition, we have reduced our planned capital spending through 2021, which may negatively impact our execution of planned growth strategies, particularly as it relates to investments in our ships, technology, and our expansion of land-based developments. Furthermore, we have taken actions to monitor and mitigate changes in our supply chain, and port destination availability, which may strain relationships with our vendors and port partners. On September 21, 2020, the Healthy Sail Panel, which was formed in June by the Company and Norwegian Cruise Line Holdings Ltd., submitted its report on recommendations to the U.S. Centers for Disease Control and Prevention, which includes more than 70 detailed recommendations to protect the public health and safety of guests, crew and the communities where cruise ships call. On October 30, 2020, the CDC issued the Conditional Order, which replaces the current “no sail” order that expired on October 31, 2020. While the Conditional Order represents an important step in our return to service, many uncertainties remain as to the specifics and timing of implementation, administration and costs of the requirements of the Conditional Order, some of which may be significant. Further, the Conditional Order contemplates that the CDC may issue additional requirements through technical instructions or orders as needed and that the phases required to resume operations will be further determined based on public health considerations, including the trajectory of the pandemic and the ability of the Company and other cruise ship operators to successfully employ measures that mitigate the risk of COVID-19. In addition, the Conditional Order contains requirements that could negatively impact our results of operations, such as: laboratory testing of crew members and guests; simulated voyages; and the certification process, including implementing the required testing protocols, the prohibition on itineraries longer than seven days, and the demonstration at each port where a ship intends to dock of approval with U.S. port and local health authorities, which requires medical care agreements addressing evacuation to onshore hospitals, housing agreements with onshore facilities for isolation and quarantine of COVID-19 cases, and port agreements to limit the number of cruise ships at any single port. Our ability to meet the requirements under the Conditional Order will determine the timing and implementation of our plans to return to service which we expect to be gradual. We are currently reviewing the Conditional Order and assessing the uncertainties relating to the Conditional Order’s requirements. Based on our initial assessment of these conditions or for other reasons, we may determine it necessary to further extend our voluntary suspension of our Global Brands’ cruise sailings which currently extends through at least December 31, 2020. It is difficult to predict our ability to meet the requirements of the Conditional Order and the costs associated with compliance, some of which could be significant.

If we are unable to satisfy the requirements of the Conditional Order our operations may be negatively impacted and we could be exposed to reputational and legal risks. Due to the unprecedented and uncertain nature of the COVID-19 pandemic and CDC guidance, it is difficult to predict the impact of further disruptions and their magnitude. The impact of further disruptions may depend on how they coincide with the timing of when we seek to resume sailing. In addition, we have never previously experienced a complete cessation of our cruising operations, and as a consequence, our ability to predict the impact of such a cessation on our brands and future prospects is limited and such impact is uncertain.

•Results of Operations: Our suspensions of sailings have materially impacted the results of our operations. We have incurred and will continue to incur significant costs associated with cancellations as we accommodate passengers with refunds and future cruise credits; as well as continuing to assist our crew with their return home, food, housing, and medical needs. In addition, although cruise operations are currently suspended, we have incurred and will likely continue to incur significant overhead costs associated with layup of our fleet and enhanced COVID-19 related sanitation procedures. As we cannot control adverse media coverage and we cannot predict exactly when we will resume sailing operations, we are experiencing and may continue to experience weak demand for cruising for an undeterminable length of time and we cannot predict when we will return to pre-outbreak demand or fare pricing or if we will return to such levels in the foreseeable future. In turn, these negative impacts to our financial performance have resulted and may continue to result in impairments of our long-lived and intangible assets, which has influenced our decision making relating to early disposal, sale or retirement of assets. For the nine months ended September 30, 2020, we incurred impairment charges and credit losses of $1.4 billion related to the impairment of goodwill and trademarks and trade names attributable to our Silversea Cruises reporting unit, and long-lived assets as well as credit losses on mostly receivables related to our sale of property and equipment. Following the resumption of operations, our Global Brands and our Partner Brands may be subject to the continued impact of the COVID-19 pandemic. Our Partner Brands, TUI Cruises and Hapag-Lloyd Cruises, resumed limited cruise operations outside of the U.S. in July 2020 with cruises of short durations, with reduced occupancies and with limited or no ports of call. Additionally, any future profitability will be impacted by increased debt service costs as a result of our liquidity actions.

•Liquidity: The suspension of our sailings and the reduction in demand for future cruising has adversely impacted our liquidity as we have experienced a significant increase in refunds of customer deposits while cash inflows from new or existing bookings on future sailings has reduced sharply. As a result, we have taken actions to increase our liquidity through a combination of capital and operating expense reductions and financing activities. For instance, we borrowed an aggregate principal amount of $2.2 billion in March 2020 and an additional $150 million in May 2020 pursuant to a 364-day senior secured term loan. In March 2020, we drew down all the remaining capacity of our revolving credit facilities for a total of $3.475 billion outstanding. In May 2020, we issued $3.32 billion in Senior Secured Notes of which $1.0 billion is due in 2023 and $2.32 billion is due in 2025. The previously mentioned $2.35 billion, 364-day senior secured loan was repaid in its entirety with a portion of the proceeds of these notes. In June 2020, we issued $1.0 billion in senior unsecured notes which mature in 2023. Also in June and October 2020, we issued $1.15 billion, and $575.0 million, respectively, in convertible notes which are convertible into shares of our common stock, cash, or a combination of common stock and cash, at our election after meeting certain conditions prior to March 15, 2023 and August 15, 2023, respectively. The convertible notes mature in 2023. In June 2020, we established a commercial paper facility for the purpose of issuing short-term, unsecured Sterling-denominated notes for purchase under the Joint HM Treasury and Bank of England’s COVID Corporate Financing Facility commercial paper program in an aggregate principal amount up to £300.0 million. In August 2020, we obtained a one-year commitment for a $700 million senior guaranteed 364-day term loan facility which may be increased to $1.0 billion. In October 2020, we issued approximately 9.6 million of shares of common stock for approximately $575.0 million. We also agreed with certain of our lenders that we will not pay dividends or engage in stock repurchases for so long as our debt covenant waivers are in effect. On August 24, 2020, Moody’s downgraded our senior unsecured rating from Ba2 to B2, and on August 31, 2020, S&P Global downgraded our senior unsecured rating from BB to B+. On August 24, 2020, Moody’s also downgraded the Silversea Notes from Baa3 to Ba2 and on August 31, 2020, S&P downgraded Silversea Cruises' Notes from BBB- to BB and as a result, certain covenants of the indenture governing the Silversea Notes have been reinstated. These downgrades reduce our ability to incur secured indebtedness by reducing the amount of indebtedness that we are permitted to secure, and may negatively impact our access to, and cost of, debt financing. During the quarters ended June 30, 2020 and September 30, 2020, we obtained an interim debt service deferral and financial covenant holidays under certain of our export-credit backed loan facilities to generate a cumulative $0.9 billion of incremental liquidity which is to be repaid over a period of four years after the 12-month deferral period. Our ability to raise additional financing, whether or not secured, could be limited if our credit rating is further downgraded, and/or if we fail to comply with applicable covenants governing our outstanding indebtedness, and/or if overall financial market conditions worsen. Additionally, due to the complexity of the pandemic’s impact to the economy and uncertainty of its duration, we cannot guarantee that assumptions used to project our liquidity needs will be correct, which may result in the need for additional financing and/or may result in the inability to satisfy covenants required by our current credit facilities. If we continue to raise additional funds through equity or convertible debt issuances, our shareholders could experience dilution of their ownership interest, and these securities could have rights, preferences, and privileges that are superior to that of holders of our ordinary shares. If we raise additional funds by issuing debt, we may be subject to limitations on our operations due to restrictive covenants, which may be more restrictive than the covenants in our existing debt agreements, and we may be required to further encumber our assets. Also, as a result of our additional debt issuances, we will require a significant amount of cash to service our debt and sustain operations. Our ability to generate cash depends on factors beyond our control and we may be unable to repay or repurchase debt at maturity. If adequate funds are not available on acceptable terms, or at all, we may be unable to fund our operations, or respond to competitive pressures, any of which could negatively affect our business. There is no guarantee that financing will be available in the future or that such financing will be available with similar terms or terms that are commercially acceptable to us. Further, if any government agrees to provide us with disaster relief assistance, or other assistance due to the impacts of the COVID-19 pandemic, and we determine it is beneficial to seek such government assistance, it may impose restrictions on executive compensation, share buybacks, dividends, prepayment of debt and other similar restrictions until the aid is repaid or redeemed in full, which could significantly limit our corporate activities and adversely impact our business and operations. We cannot assure you that any more such disaster relief would be available to us.

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
We evaluate goodwill for impairment on an annual basis, or more frequently when circumstances indicate that the carrying value of a reporting unit may not be recoverable. A challenging operating environment, such as is currently being experienced under the impact of COVID-19, impacts affecting consumer demand or spending, the deterioration of general macroeconomic conditions, or other factors could result in a change to the future cash flows we expect to derive from our operations. Reductions of cash flows used in the valuation analyses may result in the recording of an impairment charge to a reporting unit’s goodwill. During the nine months ended September 30, 2020, we recognized a Silversea Cruises’ goodwill impairment loss of $576.2 million. See Note 3. Impairments and Credit Losses to our consolidated financial statements under Item 1. Financial Statements for further information.
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
Disease outbreaks and increased concern related to illness when travelling to, from, and on our ships could cause a drop in demand for cruises, guest cancellations, travel restrictions, an unavailability of ports and/or destinations, cruise cancellations, ship redeployments and an inability to source our crew, provisions or supplies from certain places. Due to the complex and evolving nature of the COVID-19 pandemic we cannot predict the duration of the effect of the current pandemic, and the magnitude is dependent on the development of future events and responses from governments, other authorities, and individual consumers. Our industry, including our passengers and crew, may be subject to enhanced health and safety requirements in the future which may be costly and take a significant amount of time to implement across our fleet and we may be subject to concerns that cruises are susceptible to the spread of infectious diseases such as COVID-19. For example, local governments may establish their own set of rules for self-quarantines and/or require proof of individuals health status prior to or upon visiting. These effects may extend beyond any resolution of the current COVID-19 pandemic through the development of a vaccine or effective therapeutic treatment, and the impact of any of these factors could have a material adverse effect on our business and results of operations. In addition, the new operating protocols we are developing and any other health protocol we may develop or that may be required by law in the future in response to COVID-19 or other infectious diseases may be costly to implement and less effective than we expected in reducing the risk of infection and spread of such disease on our cruise ships, which will negatively impact our operations and expose us to reputational and legal risks.

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
Natural disasters (e.g. earthquakes, volcanos, wild fires), weather and/or climate events (including hurricanes and typhoons) could impact our source markets and operations resulting in travel restrictions, guest cancellations, an inability to source our crew or our provisions and supplies from certain places. We are often forced to alter itineraries and occasionally cancel a cruise or a series of cruises or to redeploy our ships due to these types of events, which could have an adverse effect on our sales, operating costs and profitability in the current and future periods. Increases in the frequency, severity or duration of these types of events could exacerbate their impact and cause further disruption to our operations or make certain destinations less desirable or unavailable impacting our revenues and profitability further. Any of the foregoing could have an adverse impact on our results of operations and on industry performance.
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
The COVID-19 pandemic has led to suspensions and/or slowdowns of work at certain shipyards, which impacts our ability to construct new ships when and as planned, our ability to timely and cost-effectively procure new capacity, and our ability to execute scheduled drydocks and/or fleet modernizations. The effects of the COVID-19 pandemic on the shipyards, their subcontractors, and our suppliers have resulted in delays in our previously scheduled ship deliveries, which are currently under discussion with the shipyards. Variations from our plan could have a significant negative impact on our business operations and financial condition.
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
Certain ports and destinations are facing a surge of both cruise and non-cruise tourism which, in certain cases, has fueled anti-tourism sentiments and related countermeasures to limit the volume of tourists allowed in these destinations. In certain destinations, countermeasures to limit the volume of tourists are being contemplated and/or put into effect, including proposed limits on cruise ships and cruise passengers. Potential restrictions in ports and destinations such as Venice, Barcelona or Key West, could limit the itinerary and destination options we can offer our passengers going forward. Some environmental groups have also generated negative publicity about the environmental impact of the cruise vacation industry and are advocating for more stringent regulation of ship emissions at berth and at sea. These anti-tourism sentiments and growing environmental scrutiny of the cruise industry and any related countermeasures could adversely impact our operations and financial results and subject us to increasing compliance costs.
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
We have a substantial amount of debt and significant debt service obligations. As of September 30, 2020, we had total debt of $18.9 billion. Our substantial debt could have important negative consequences for us. For example, our substantial debt could require us to dedicate a large portion of our cash flow from operations to service debt and fund repayments on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes; increase our vulnerability to adverse general economic or industry conditions; limit our flexibility in planning for, or reacting to, changes in our business or the industry in which we operate; place us at a competitive disadvantage compared to our competitors that have less debt; make us more vulnerable to downturns in our business, the economy or the industry in which we operate, including the current downturn related to COVID-19; limit our ability to raise additional debt or equity capital in the future to satisfy our requirements relating to working capital, capital expenditures, development projects, strategic initiatives or other purposes; restrict us from making strategic acquisitions, introducing new technologies or exploiting business opportunities; limit or restrict our ability to obtain and maintain performance bonds to cover our financial responsibility requirements in various jurisdictions for non-performance of guest travel, casualty and personal injury; make it difficult for us to satisfy our obligations with respect to the notes and our other debt; and increase our exposure to the risk of increased interest rates as certain of our borrowings are (and may be in the future) at a variable rate of interest. In addition, we may incur substantial additional debt in the future. If new debt is added to our existing debt levels, the related risks that we now face would increase.
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
Certain of our debt instruments, including our unsecured bank facilities, limit our flexibility in operating our business. For example, certain of our loan agreements and indentures restrict or limit our and our subsidiaries’ ability to, among other things: incur or guarantee additional indebtedness; pay dividends or distributions on, or redeem or repurchase capital stock and make other restricted payments; make investments; consummate certain asset sales; engage in certain transactions with affiliates; grant or assume certain liens; and consolidate, merge or transfer all or substantially all of our assets. Both our export credit facilities and our non-export credit facilities contain covenants that require us, among other things, to maintain a fixed charge coverage ratio of at least 1.25x and limit our net debt-to-capital ratio to no more than 62.5%. Refer to Note 7. Debt to our consolidated financial statements under Item 1. Financial Statements for further discussion on our covenants and existing waivers.
On August 24, 2020, Moody’s downgraded the Silversea Notes from Baa3 to Ba2 and on August 31, 2020, S&P downgraded Silversea Cruises' Notes from BBB- to BB and as a result, certain covenants of the indenture governing the Silversea Notes have been reinstated, the application of which had been previously suspended unless and until any such downgrade occurred. The reinstated covenants include, among other things, limitations on the ability of Silversea Cruises and its restricted subsidiaries to incur indebtedness, enter into transactions with affiliates (including Royal Caribbean and its subsidiaries that are not restricted subsidiaries of Silversea Cruises) and pay dividends and make other distributions from Silversea Cruises to Royal Caribbean, each of which may limit our ability to obtain funding and may decrease our operational and financial flexibility, including the ability to make upstream payments from Silversea Cruises and to provide funding support to Silversea Cruises. The Silversea Notes are guaranteed by the Company on a senior unsecured basis. Any event of default or acceleration of the indebtedness under the Silversea Notes could cause the borrowings under other of our debt instruments that contain cross-default provisions to be accelerated or become payable on demand.
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
In June 2020, we issued an aggregate principal amount of $1.15 billion in convertible notes. The notes are convertible into shares of our common stock, cash, or a combination of common stock and cash, at the our election. The initial conversion rate per $1,000 principal amount of the convertible notes is 13.8672 shares of our common stock, which is equivalent to an initial conversion price of approximately $72.11 per share, subject to adjustment in certain circumstances. In connection with certain corporate events or if we issue a notice of tax redemption, we will, under certain circumstances, increase the conversion rate for holders of the convertible notes who convert their convertible notes in connection with such corporate event or whose convertible notes are called for tax redemption and who convert their convertible notes during the relevant redemption period. Prior to March 15, 2023, the convertible notes will be convertible at the option of holders during certain periods only upon satisfaction of certain conditions. On or after March 15, 2023, the convertible notes will be convertible at any time until the close of business on the second scheduled trading day immediately preceding their maturity date. If we elect to settle conversions of our convertible notes, if any, in shares of our common stock or a combination of common stock and cash, conversions of our convertible notes may result in significant dilution to our shareholders.
We did not declare dividends on our common stock in the quarter ended September 30, 2020 and do not expect to pay dividends on our common stock for the near future. Any return on investment may be limited to the value of our common stock.
No cash dividends were declared on our common stock during the quarter ended September 30, 2020. We expect that any income received from operations will be devoted to our future operations and recovery. We do not expect to pay cash dividends on our common stock in the near future due to our agreement to not pay dividends as a condition of our debt covenant amendments and as the payment of dividends would trigger repayment of our Debt Deferral. Payment of dividends would depend upon our profitability at the time, cash available for those dividends, and other factors as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on an investor’s investment will only occur if our stock price appreciates.
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
Partnerships, joint ventures and other business structures involving our co-investments with third parties generally include some form of shared control over the operations of the business and create additional risks, including the event that other investors in such ventures become bankrupt or otherwise lack the financial resources to meet their obligations, or could have or develop business interests, policies or objectives that are inconsistent with ours. In addition to financial risks, our co-investment activities have also presented managerial and operational risks and expose us to reputational or legal concerns. These or other issues related to our co-investments with third parties could adversely impact our operations or liquidity. Due to the COVID-19 pandemic, Pullmantur S.A. filed for reorganization under the terms of the Spanish insolvency laws. In addition, with the exception of limited sailings outside of the U.S. starting in July 2020, TUI Cruises and Hapag-Lloyd Cruises have, for the most part, suspended sailings and their operations, results of operations and liquidity have been and will continue to be adversely materially impacted. The Company may be required to continue to provide funding for these affiliated entities and it is unclear when and to what extent these entities will fully resume operations and our ability to provide such funding will be limited by the level and terms of our outstanding indebtedness. Further, due to the arrangements we have in place with our partners in these ventures, we are limited in our ability to control the strategy of these ventures if and when they resume operations, or their use of capital and other key factors to their results of operation which could adversely affect our investments and impact our results of operations.
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
We seek to maintain appropriate insurance coverage at commercially reasonable rates. We normally insure based on the cost of an asset rather than replacement value and we also elect to self-insure, co-insure, or use deductibles in certain circumstances for certain risks such as loss of use of a ship or other business interruption. The limits of insurance coverage we purchase are based on the availability of the coverage, evaluation of our risk profile and cost of coverage. We do not carry business interruption insurance and accordingly we have no insurance coverage for loss of revenues or earnings from our ships or other operations. Accordingly, we are not protected against all risks and we cannot be certain that our coverage will be adequate for liabilities actually incurred which could result in an unexpected decrease in our revenue and results of operations in the event of an incident.
We are members of four Protection and Indemnity (“P&I”) clubs, which are part of a worldwide group of 13 P&I clubs, known as the International Group of P&I Clubs (the “IG”). P&I coverage provided by the clubs is on a mutual basis and we are subject to additional premium calls in the event of a catastrophic loss incurred by any member of the 13 P&I clubs, whereby the reinsurance limits purchased by the IG are exhausted. We are also subject to additional premium calls based on investment and underwriting shortfalls experienced by our own individual insurers. Certain liabilities, costs, and expenses associated with COVID-19 cases identified on or traced to our vessels are eligible for insurance coverage under our participation in these P&I clubs.
We cannot be certain that insurance and reinsurance coverage will be available to us and at commercially reasonable rates in the future or at all or, if available, that it will be sufficient to cover potential claims. Additionally, if we or other insureds sustain significant losses, the result may be higher insurance premiums, cancellation of coverage, or the inability to obtain coverage. The COVID-19 pandemic, for example, depending on its on-going scope, and duration and the associated insurance claims volumes driven by the pandemic, may potentially impact the insurance markets we rely on for coverage and could adversely impact both the coverage options available to us in the future as well as the premium costs we are required to pay for those coverages. Such events could adversely affect our financial condition or results of operations.
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
There were no repurchases of common stock during the quarter ended September 30, 2020. As of September 30, 2020, the 24-month common stock repurchase program authorized by our board of directors on May 9, 2018 had expired. In connection with our debt covenant waivers, we agreed with our lenders not to engage in stock repurchases for so long as our debt covenant waivers are in effect.

Item 5. Other Information
The information below is reported in lieu of information that would be reported under Items 1.01 and 2.03 under Form 8-K.

Export Credit Facility Amendments
On October 30, 2020, we entered into amendments to the BpiFrance Assurance Export-backed loan facilities incurred to finance Symphony of the Seas, Celebrity Edge, Celebrity Apex and Harmony of the Seas (collectively, the “Bpi Facilities”), in each case, to implement guarantees of the debt outstanding under the Bpi Facilities in connection with the further extension of the financial covenant waivers through and including the fourth quarter of 2021 agreed to in July. The guarantees will be released under certain circumstances as other debt is repaid or refinanced on an unsecured and unguaranteed basis. The guarantors consist of certain of our subsidiaries (none of which directly own a vessel). In connection with the issuance of the guarantees of the Bpi Facilities, the guarantor subsidiaries are restricted from issuing additional guarantees in favor of other lenders, and certain of the guarantor subsidiaries are restricted from incurring additional debt. In addition, the Bpi Facilities will benefit from guarantees to be issued by intermediary parent companies of subsidiaries that take delivery of any new vessels.
As previously disclosed, we are in the process of amending our other export credit facilities to implement similar pari passu guarantees in favor of the lenders thereunder.
Certain of the lenders participating in the Bpi Facilities, and affiliates of those parties, provide banking, investment banking and other financial services to us from time to time for which they have received, and will in the future receive, customary fees.

Item 6. Exhibits

10.1
Amendment to the Amended and Restated Credit Agreement, dated as of July 28, 2020. among the Company, the various financial institutions party thereto and Nordea Bank ABP, New York Branch as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 3, 2020).

10.2
Amendment to the Amended and Restated Credit Agreement, dated as of July 28, 2020, among the Company, the various financial institutions party thereto and The Bank of Nova Scotia as administrative agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 3, 2020).

10.3
Amendment to Term Loan Agreement, dated as of July 28, 2020, among the Company, the various financial institutions party thereto and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on August 3, 2020).

10.4
Financial Covenant Waiver Extension Consent Letter relating to the Cruise Debt Holiday Principles, dated July 28, 2020, among Royal Caribbean Cruises Ltd., Silversea Cruise Holding Ltd. and KfW IPEX-Bank GmbH (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on August 3, 2020).

10.5
Supplemental Agreement in relation to the extension of the waiver period for financial covenants in respect of the financing of the acquisition of Celebrity Edge (ex hull no. J34), dated July 28, 2020, among Royal Caribbean Cruises Ltd. and Citibank Europe plc, UK Branch (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on August 3, 2020).

10.6
Supplemental Agreement in relation to the extension of the waiver period for financial covenants in respect of the financing of the acquisition of Celebrity Apex (ex hull no. K34), dated July 28, 2020, among Royal Caribbean Cruises Ltd. and Citibank Europe plc, UK Branch (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on August 3, 2020).

10.7
Supplemental Agreement in relation to the extension of the waiver period for financial covenants in respect of the financing of the acquisition of Symphony of the Seas (ex hull no. B34), dated July 28, 2020, among Royal Caribbean Cruises Ltd. and Citibank Europe plc, UK Branch (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on August 3, 2020).

10.8
Financial Covenant Waiver Extension Consent Letter relating to the Cruise Debt Holiday Principles, dated July 31, 2020, between Royal Caribbean Cruises Ltd. and KfW IPEX-Bank GmbH (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed on August 3, 2020).

10.9
Supplemental Agreement in relation to the extension of the waiver period for financial covenants in the EUR Facility Agreement in respect of m.v Harmony of the Seas, dated August 4, 2020, among the Company and Societe Generale.*

10.10
Supplemental Agreement in relation to certain amendments in connection with the Silversea negative covenants and the exercise of the Buyer's Stretch Option in respect of Edge 3 (ex. hull no. L34), dated August 29, 2020, among the Company, Hoediscus Finance Limited, Citibank Europe Plc, UK Branch, Citibank N.A., London Branch, Citicorp Trustee Company Limited, HSBC France and Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch*

10.11
Supplemental Agreement in relation to certain amendments in connection with the Silversea negative covenants and the exercise of the Buyer's Stretch Option in respect of Edge 4 (ex. hull no. M34), dated August 29, 2020, by and among the Company, Hoediscus Finance Limited, Citibank Europe Plc, UK Branch, Citibank N.A., London Branch, Citicorp Trustee Company Limited, HSBC France and Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch*

10.12
Supplemental Agreement in relation to certain amendments in connection with Silversea Cruise Holding Ltd. in respect of Oasis 5 (ex. hull no. C34), dated August 29, 2020, among the Company, Hibisyeu Finance Limited, Citibank Europe Plc, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch and HSBC France*

10.13
Supplemental Agreement in relation to certain amendments in connection with Silversea Cruise Holding Ltd. in respect of Oasis 6 (ex. hull no. A35), dated August 29, 2020, among the Company, Palmeraie Finance Limited, Citibank Europe Plc, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch and HSBC France*

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
Interactive Data File
101                         The following financial statements of Royal Caribbean Cruises Ltd. for the period ended September 30, 2020, formatted in iXBRL (Inline extensible Reporting Language) are filed herewith:
(i)                     the Consolidated Statements of Comprehensive Income (Loss) for the quarter ended September 30, 2020 and 2019;
(ii)    the Consolidated Balance Sheets at September 30, 2020 and December 31, 2019;
(iii)                the Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019; and
(iv)                   the Notes to the Consolidated Financial Statements, tagged in summary and detail.
104      Cover page interactive data file (the cover page XBRL tags are embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL CARIBBEAN CRUISES LTD.
(Registrant)

/s/ JASON T. LIBERTY
Jason T. Liberty
Executive Vice President, Chief Financial Officer
November 4, 2020	(Principal Financial Officer and duly authorized signatory)