Form 10-K
period 2020-12-31
ROYAL CARIBBEAN CRUISES LTD
filed 2021-02-26
CIK 884887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒  No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the registrant's common stock at June 30, 2020 (based upon the closing sale price of the common stock on the New York Stock Exchange on June 30, 2020) held by those persons deemed by the registrant to be non-affiliates was approximately $10.5 billion. Shares of the registrant's common stock held by each executive officer and director and by each entity or person that, to the registrant's knowledge, owned 10% or more of the registrant's outstanding common stock as of June 30, 2020 have been excluded from this number in that these persons may be deemed affiliates of the registrant. This determination of possible affiliate status is not necessarily a conclusive determination for other purposes.
There were 237,535,138 shares of common stock outstanding as of February 22, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement relating to its 2021 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

F-1

ROYAL CARIBBEAN CRUISES LTD.

F-2

PART I

As used in this Annual Report on Form 10-K, the terms “Royal Caribbean,” "Royal Caribbean Group," the “Company,” “we,” “our” and “us” refer to Royal Caribbean Cruises Ltd. and, depending on the context, Royal Caribbean Cruises Ltd.’s consolidated subsidiaries and/or affiliates. The terms “Royal Caribbean International,” “Celebrity Cruises,” “Azamara” and “Silversea Cruises” refer to our wholly owned global cruise brands. Throughout this Annual Report on Form 10-K, we also refer to our partner brands in which we hold an ownership interest, including “TUI Cruises,” and “Hapag-Lloyd Cruises.” However, because these partner brands are unconsolidated investments, our operating results and other disclosures herein do not include these brands unless otherwise specified. In accordance with cruise vacation industry practice, the term “berths” is determined based on double occupancy per cabin even though many cabins can accommodate three or more passengers.
This Annual Report on Form 10-K also includes trademarks, trade names and service marks of other companies. Use or display by us of other parties’ trademarks, trade names or service marks is not intended to and does not imply a relationship with, or endorsement or sponsorship of us by, these other parties other than as described herein.

Item 1. Business.
General
We are a global cruise company. We control and operate four global cruise brands: Royal Caribbean International, Celebrity Cruises, Azamara and Silversea Cruises (collectively, our "Global Brands"). We also own a 50% joint venture interest in TUI Cruises GmbH ("TUIC"), that operates the German brands TUI Cruises and Hapag-Lloyd Cruises (collectively, our "Partner Brands"). Together, our Global Brands and our Partner Brands operate a combined total of 61 ships in the cruise vacation industry with an aggregate capacity of approximately 137,930 berths as of December 31, 2020.
Our ships operate on a selection of worldwide itineraries that call on approximately 1,000 destinations on all seven continents. In addition to our headquarters in Miami, Florida, we have offices and a network of international representatives around the world, which primarily focus on sales and market development.
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
On January 19, 2021, we announced that we entered into a definitive agreement to sell the Azamara brand, including its three-ship fleet and associated intellectual property, to Sycamore Partners for $201 million. The transaction is subject to customary conditions and is expected to close in the first quarter of 2021.
Royal Caribbean was founded in 1968 as a partnership. Its corporate structure has evolved over the years and, the current parent corporation, Royal Caribbean Cruises Ltd., was incorporated on July 23, 1985 in the Republic of Liberia under the Business Corporation Act of Liberia.
COVID-19
The disruptions to our operations resulting from the COVID-19 pandemic (“COVID-19”) have had, and continue to have, a material negative impact on our financial condition and results of operations. The global efforts to contain the spread of the disease have resulted in travel restrictions and created significant uncertainty regarding worldwide port closures and availability. As part of the global containment effort, we implemented a voluntary suspension of our Global Brands' cruise operations beginning March 13, 2020, which has been extended through at least April 30, 2021, for most of our cruise operations. As of February 23, 2021, four of our ships were operating with guests onboard.
On and effective as of October 30, 2020, the U.S. Centers for Disease Control and Prevention ("CDC") issued a Framework for Conditional Sailing Order (the “Conditional Order”) that will conditionally permit cruise ship passenger operations in U.S. waters under certain conditions and using a phased approach. The Conditional Order will remain in effect until the earlier of (1) the expiration of the Secretary of Health and Human Services’ declaration that COVID-19 constitutes a public health emergency, (2) the rescission or modification by the CDC Director of the Conditional Order based on specific public health or other considerations, or (3) November 1, 2021. See Business - Regulation for further details on the Conditional Order.
Our resumption of operations will include a staggered return of the fleet to service, which will include:
•Bringing the fleet from layup status to fully operational;
•Bringing crew back to an appropriate staffing level and expected reduced load factors for a period of time; and
•Implementing health and safety protocols on ships as they resume operations and while protocols are required.

We are working with both the CDC and the Healthy Sail Panel ("HSP"), formed in June 2020 by us and Norwegian Cruise Line Holdings Ltd. and composed of leading experts in relevant fields, including epidemiology, infectious diseases, public policy and regulation, engineering and general health safety, to prepare and develop our plan to meet the framework for the Conditional Order.
While the Conditional Order represents an important step in our return to service, many uncertainties remain as to the specifics, timing and costs of administering and implementing the requirements of the Conditional Order, some of which may be significant. Further, the Conditional Order contemplates that the CDC may issue additional requirements through technical instructions or orders as needed and that the phases described above will be further determined based on public health considerations, including the trajectory of the pandemic and the ability of cruise ship operators to successfully employ measures that mitigate the risk of COVID-19. Based on our assessment of these conditions or for other reasons, we may determine it necessary to further extend our voluntary suspension of our Global Brands’ cruise sailings which currently extends through at least April 30, 2021, for most of our cruise operations.

We have undertaken several proactive measures to mitigate the financial and operational impacts of COVID-19, including significant reduction of capital expenditures and operating expenses as well as the issuance of debt and shares of our common stock. Given the current environment, we intend to continue to prioritize and bolster liquidity through cash conservation and additional financing sources, which may include the issuance of new debt (including convertible debt), refinancing of existing debt, amortization deferrals under our export-credit backed debt facilities and issuance of common stock, to ensure that we are well positioned for recovery. Additionally, we agreed with certain of our lenders that we will not pay dividends or engage in stock repurchases until the end of the third quarter of 2022. See Part II. Item 7. Management's Discussion and Analysis - Critical Accounting Policies and Recent Developments: COVID-19 and Note 1. General to our consolidated financial statements under Item 1. Financial Statements for further details on the impact of COVID-19 on our financial condition and results of operations.
Our Global Brands
Our Global Brands include Royal Caribbean International, Celebrity Cruises, Azamara, and Silversea Cruises. We believe our Global Brands possess the versatility to enter multiple cruise market segments within the cruise vacation industry. Although each of our Global Brands has its own marketing style, as well as ships and crews of various sizes, the nature of the products sold and services delivered by our Global Brands share a common base (i.e., the sale and provision of cruise vacations). Our Global Brands also offer similar itineraries as well as similar cost and revenue components. The itineraries of Global Brands are subject to resumption of our operations and local restrictions. In addition, our Global Brands have historically sourced passengers from similar markets around the world and operated in similar economic environments with a significant degree of commercial overlap. As a result, we strategically manage our Global Brands as a single business with the ultimate objective of maximizing long-term shareholder value.
Royal Caribbean International
Royal Caribbean International is positioned to compete in both the contemporary and premium segments of the cruise vacation industry. The brand appeals to families with children of all ages, as well as both older and younger couples, providing cruises that generally feature a casual ambiance, as well as a variety of activities and entertainment venues. We believe that the quality of the Royal Caribbean International brand allows it to achieve market coverage that is among the broadest of any of the major cruise brands in the cruise vacation industry. Royal Caribbean International’s strategy is to attract an array of vacationing guests by offering a wide variety of itineraries to destinations worldwide, including Alaska, Asia, Australia, Bahamas, Bermuda, Canada, the Caribbean, Europe, the Panama Canal and New Zealand, with cruise lengths ranging from two to 24 nights. Royal Caribbean International offers multiple innovative options for onboard dining, entertainment and other onboard activities. Because of the brand’s ability to deliver extensive and innovative product offerings at an excellent value to consumers, we believe Royal Caribbean International is well positioned to attract new consumers to cruising and to continue to bring loyal repeat guests back for their next vacation.
Royal Caribbean International operates 24 ships with an aggregate capacity of approximately 84,200 berths. Additionally, as of December 31, 2020, Royal Caribbean International has six ships on order with an aggregate capacity of approximately 32,400 berths. These ships consist Odyssey of the Seas, which is expected to be delivered in early 2021, Wonder of the Seas and our sixth Oasis-class ship, which are expected to be delivered in the first quarter of 2022 and the second quarter of 2024, respectively, and the first three ships of a new generation, known as our Icon-class, which are expected to be delivered in the third quarter of 2023, and the second quarters of 2025 and 2026, respectively.
The expected delivery dates for all of our ships on order are subject to change in the event of shipyard construction delays. See Part I. Item 1A. Risk Factors for further discussion on the impact of COVID-19 on shipyard operations.
Celebrity Cruises
Celebrity Cruises is positioned within the luxury segment of the cruise vacation industry. Celebrity Cruises’ strategy is to target affluent consumers by delivering a destination-rich experience on upscale ships that offer, among other things, luxurious accommodations, refined design-forward spaces, world-class service and culinary excellence. Celebrity Cruises offers a range of itineraries to destinations, including Alaska, Asia, Australia, Bermuda, Canada, the Caribbean, Europe, the Galapagos Islands, Hawaii, New Zealand, the Panama Canal and South America, with cruise lengths ranging from two to 18 nights.
Celebrity Cruises operates 14 ships with an aggregate capacity of approximately 29,220 berths, including the brand's newest ship Celebrity Apex, which was delivered in the first quarter of 2020. Additionally, as of December 31, 2020, we have two ships on order with an aggregate capacity of approximately 6,500 berths. These ships consist of two Edge-class ships, including Celebrity Beyond and a fourth ship in the class, which are expected to be delivered in the second quarter of 2022 and in the fourth quarter of 2023, respectively. In addition, as of December 31, 2020, we have an agreement in place with Chantiers de l’Atlantique to build an additional Edge-class ship with capacity of approximately 3,250 berths, estimated for delivery in 2025, which is contingent upon completion of certain conditions precedent and financing.

Silversea Cruises
Silversea Cruise Holding Ltd. ("Silversea Cruises") is an ultra-luxury and expedition cruise line. On July 9, 2020, we acquired the remaining 33.3% interest in Silversea Cruises that we did not already own (the "noncontrolling interest") from Heritage Cruise Holding Ltd. ("Heritage"). As a result of the acquisition of the noncontrolling interest, Silversea Cruises is now a wholly owned cruise brand.
Silversea Cruises, formed in the early 1990s, is positioned as an ultra-luxury cruise line with smaller ships, high standards of accommodations, fine dining, personalized service and exotic itineraries. Silversea Cruises delivers distinctive destination experiences by visiting unique and remote destinations, including the Galapagos Islands, Antarctica and the Arctic with cruise itineraries generally ranging from six to 24 nights.
Silversea Cruises operates nine ships, with an aggregate capacity of approximately 3,350 berths, including the brand's newest ships Silver Origin and Silver Moon, which were delivered in the second and fourth quarters of 2020, respectively. As of December 31, 2020, Silversea Cruises has three ships on order with an aggregate capacity of approximately 1,750 berths. The ships are expected to be delivered in the fourth quarter of 2021, and in the first quarters of 2023 and 2024, respectively.
Azamara
On January 19, 2021, we announced that we entered into a definitive agreement to sell the Azamara brand, including its three-ship fleet with an aggregate capacity of approximately 2,100 berths and associated intellectual property, to Sycamore Partners for $201 million. The transaction is subject to customary conditions and is expected to close in the first quarter of 2021.
Our Partner Brands
Our Global Brands are complemented by our interest in TUIC, our 50%-owned joint venture that operates the German brands TUI Cruises and Hapag-Lloyd Cruises (collectively, our "Partner Brands").
TUIC is a joint venture owned 50% by us and 50% by TUI AG, a German tourism company, which is designed to serve the contemporary and premium segments of the German cruise market by offering products tailored for German guests. All onboard activities, services, shore excursions and menu offerings are designed to suit the preferences of this target market.
TUI Cruises operates seven ships, with an aggregate capacity of approximately 17,700 berths as of December 31, 2020. Additionally, TUI Cruises has three ships on order with an aggregate capacity of approximately 11,100 berths, that are expected to be delivered in the second quarter of 2023, the third quarter of 2024 and the first quarter of 2026, respectively.
On June 30, 2020, TUIC acquired Hapag-Lloyd Cruises, a luxury and expedition brand for German-speaking guests, from TUI AG for approximately €1.2 billion, or $1.3 billion, as of the purchase date. Hapag-Lloyd Cruises operates two luxury liners and two smaller expedition ships, with an aggregate capacity of approximately 1,360 berths as of December 31, 2020. Refer to Note 1. General and Note 8. Other Assets to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further details.
Pullmantur
Pullmantur Holdings S.L ("Pullmantur Holdings") is a joint venture owned 49% by us and 51% by Cruises Investment Holdings S.A., an affiliate of Springwater Capital LLC. In 2020, Pullmantur Holdings and certain of its subsidiaries filed for reorganization under the terms of the Spanish insolvency laws due to the negative impact of the COVID-19 pandemic on the companies. Refer to Note 8. Other Assets to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information regarding Pullmantur's reorganization filing and its impact to the Company.
Industry
The cruising industry has been considered a well-established vacation sector in the North American, European and Australian markets and a developing sector in several other emerging markets. Although the industry is currently experiencing challenges brought on by the COVID-19 pandemic, we believe that cruising will continue to be a popular vacation choice in the long-term due to its inherent value, extensive itineraries and variety of shipboard and shoreside activities.

As part of the global effort to contain the spread of COVID-19, the Company and other industry participants voluntarily suspended operations in March 2020, resulting in a limited number of cruises being taken in the past year. As a result, representative information of market penetration and other indicators are not available for 2020. For the five year period prior to 2020, industry data indicated that market penetration rates were still low and that a significant portion of cruise guests carried in those years were first-time cruisers. We believe this presents an opportunity for operational and financial recovery and long-term growth for the industry when it resumes operations.
The following table details industry market penetration rates for North America, Europe and Asia/Pacific for the five years prior to 2020 computed based on the number of annual cruise guests as a percentage of the total population:

Year (1)	North America(2)(3)	Europe(2)(4)	Asia/Pacific(2)(5)
2015	3.36%	1.25%	0.08%
2016	3.43%	1.23%	0.11%
2017	3.56%	1.28%	0.15%
2018	3.87%	1.38%	0.16%
2019	3.89%	1.41%	0.20%
___________________________________________________________________
(1)Historically, we have reported annual comparable information for relevant comparisons to other periods. The 2020 suspension of global cruise operations as a result of COVID-19 does not allow for a meaningful comparison to prior years' information and as such the 2020 data has been excluded from this table.
(2)Source: Our estimates are based on a combination of data obtained from publicly available sources including the International Monetary Fund, United Nations, Department of Economic and Social Affairs, Cruise Lines International Association ("CLIA") and G.P. Wild. In addition, our estimates incorporate our own analysis utilizing the same publicly available cruise industry data as a base.
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

The global cruise fleet was served by a weighted average of approximately 579,000 berths during 2019 with approximately 354 ships at the end of 2019. As of December 31, 2019, there were approximately 67 ships with an estimated 159,000 berths that were expected to be placed in service in the global cruise market through 2024, not taking into account ships taken out of service or ordered during these periods. We believe that, starting in 2020, cruise ships in the industry were taken out of service at an accelerated rate and new ship orders were deferred due to global cruise operation restrictions resulting from the COVID-19 pandemic. The global cruise industry carried approximately 30.0 million cruise guests in 2019 and approximately 28.5 million in 2018.
The following table details the growth in global weighted average berths and the global, North American, European and Asia/Pacific cruise guests for the five years prior to the impact of COVID-19 in 2020 (in thousands, except berth data):

Year (1)	Weighted-Average Supply of Berths Marketed Globally(2)	Royal Caribbean Group Total Berths(3)	Global Cruise Guests(2)	North American Cruise Guests(2)(4)	European Cruise Guests(2)(5)	Asia/Pacific Cruise Guests(2)(6)
2015	469,000	112,700	23,000	12,004	6,587	3,129
2016	493,000	123,270	24,000	12,274	6,512	4,466
2017	515,000	124,070	26,700	12,865	6,779	5,415
2018	546,000	135,520	28,500	14,062	7,343	5,685
2019	579,000	141,570	30,000	14,246	7,554	7,317
___________________________________________________________________

(1)Historically, we have reported annual comparable information for relevant comparisons to other periods. The 2020 suspension of global cruise operations as a result of COVID-19 does not allow for a meaningful comparison to prior years' information and as such the 2020 data has been excluded from this table.
(2)Source: Our estimates of the number of global cruise guests and the weighted-average supply of berths marketed globally are based on a combination of data that we obtain from various publicly available cruise industry trade information sources. We use data obtained from Seatrade Insider, Cruise Industry News and company press releases to estimate weighted-average supply of berths and CLIA and G.P. Wild to estimate cruise guest information. In addition, our estimates incorporate our own analysis utilizing the same publicly available cruise industry data as a base.
(3)Total berths include our berths related to our Global Brands and Partner Brands.
(4)Our estimates include the United States and Canada.
(5)Our estimates include European countries relevant to the industry (most notably: the Nordics, Germany, France, Italy, Spain and the United Kingdom).
(6)Our estimates include Southeast Asia (most notably: Singapore, Thailand and the Philippines), East Asia (most notably: China and Japan), South Asia (most notably: India) and Oceania (most notably: Australia and New Zealand) regions.
North America
Industry cruise guests have been primarily sourced from North America, which represented approximately 47% of global cruise guests in 2019. The compound annual growth rate in cruise guests sourced from this market was approximately 4% from 2015 to 2019.
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
Competition
We compete with a number of cruise lines. Our principal competitors are Carnival Corporation & plc, which owns, among other brands, Aida Cruises, Carnival Cruise Line, Costa Cruises, Cunard Line, Holland America Line, P&O Cruises, Princess Cruises and Seabourn; Disney Cruise Line; MSC Cruises; and Norwegian Cruise Line Holdings Ltd, which owns Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises. Cruise lines also compete with other vacation alternatives such as land-based resort hotels, internet-based alternative lodging sites and sightseeing destinations for consumers’ leisure time. The COVID-19 pandemic, related restrictions and general economic conditions have significantly affected companies within the vacation market which may result in a changed competitive landscape by the time we return to service.
Operating Focus
Our principal operating strategies remain consistent with our historical strategies, yet have been affected by the vast impact that the COVID-19 pandemic has had, and will continue to have, on our Company's operations. While our cruise operations remain suspended, we have and will continue to prioritize those operating strategies that reduce our capital and operating expenditures, enhance our liquidity and support the healthy and safe return to cruising globally for guests, crew and the communities visited, including for some time after we resume cruise operations.
Our Company's operating focus is as follows:
•protect the health, safety and security of our guests and employees,
•support the healthy return of cruising globally along with our industry partners, including national and local governments and regulators, the communities in which we operate, other cruise companies, shipyards, our guests and trade partners,
•focus on cost control and efficiency, ensure adequate cash and liquidity, manage our capital expenditures and our balance sheet, with the overall goals of sustaining our operations and being well positioned for recovery, and, in the long-term, maximizing our return on invested capital and shareholder value,
•protect the environment in which our vessels and organization operate,

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
Support the healthy return of cruising
We continue to work and collaborate with the Healthy Sail Panel, epidemiological and policy experts, health authorities and various governments around the globe to ensure a healthy and safe return to cruising for guests, crew and the communities visited. We work in close partnership and communication with our contracted shipyards to carefully address our newbuild delivery delays and work towards a safe and effective shipyard working environment in the midst of COVID-19. We have established flexible cruise pricing and booking programs (e.g. Cruise with Confidence, Best Price Guarantee and all-inclusive pricing) that present our guests with options and value as we anticipate our return to service. The travel agency community has been a vital partner in our success, and we are committed to assist the industry during this challenging time with essential financial relief (e.g., the RCL CARES program).
Focus on cost control and efficiency, capital expenditure reductions, adequate cash and liquidity and managing of our balance sheet
We have taken significant actions to reduce operating and capital expenses during the suspension of our global cruise operations. Given the current environment, we continue to prioritize and bolster liquidity through cash conservation and additional financing sources while managing our balance sheet to ensure that we are well positioned for recovery. We are focused on leveraging our scale and shifting our resources behind our Royal Caribbean International, Celebrity Cruises and Silversea brands. Additionally, we agreed with certain of our lenders that we will not pay dividends or engage in stock repurchases until the end of the third quarter of 2022.
We are focused on maintaining a strong liquidity position, a balanced debt maturity profile, and returning to investment grade credit metrics. We believe these strategies enhance our ability to achieve our overall goal of maximizing our long-term shareholder value.
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
We strive to maintain a work environment that reinforces collaboration, motivation and innovation, and believe that maintaining a strong employee-focused culture is beneficial to the growth and expansion of our business. We support the equal representation of women in all levels. We foster diversity and inclusion among our broad employee base. Refer to the Human Capital section below for further information.
Consumer engagement
We place a strong focus on identifying the needs of our guests and creating product features and innovations that our customers value. We are focused on targeting high-value guests by better understanding consumer data and insights to create communication strategies that resonate with our target audiences.
We target customers across all touch points and identify underlying needs for which guests are willing to pay a premium. We rely on various programs and technologies during the cruise-planning, cruising and after-cruise periods aimed at increasing ticket prices, onboard revenues and occupancy. We have and expect to strategically invest in onboard projects on our ships that we believe drive marketability, profitability and improve the guest experience.
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
We sell and market our Global Brands, Royal Caribbean International, Celebrity Cruises, Azamara and Silversea Cruises, to guests outside of the United States and Canada through the combined efforts of internationally focused internal resources and a network of independent international representatives located throughout the world. Historically, our focus has been to primarily source guests for our Global Brands from North America. We will continue to expand our focus on selling and marketing our cruise brands to guests in countries outside of North America by tailoring itineraries and onboard product offerings to the cultural characteristics and preferences of our international guests. In addition, we explore opportunities that may arise to acquire or develop brands tailored to specific markets.
Passenger ticket revenues generated by sales originating in countries outside of the United States were approximately 35% of total passenger ticket revenues in 2019, and 39% in 2018. International guests have grown from approximately 2.5 million in 2015 to approximately 2.6 million in 2019. Refer to Item 1A. Risk Factors - “Conducting business globally may result in increased costs and other risks” for a discussion of the risks associated with our international operations.
Fleet upgrade and maintenance
We place a strong focus on innovation, which we seek to achieve by introducing new concepts on our new ships and continuously making improvements to our fleet through modernization projects and key technological improvements. Several of these innovations have become signature elements of our brands. For the Royal Caribbean International brand, we introduced the “Royal Promenade” (a boulevard with shopping, dining and entertainment venues) and interior balconies on the Oasis class ships and a two-level family suite on Symphony of the Seas. For the Celebrity Cruises brand, we enhanced many of the brand's design features through the introduction of the Solstice class ships. More recently, with the introduction of Celebrity Edge, we introduced the "Magic Carpet" (a cantilevered, floating platform that reaches a height of 13 stories above sea level and can serve as a dining venue, full bar and platform for live music) and newly designed staterooms with an "Infinite Veranda" where, with the touch of a button, the veranda becomes part of the entire living space.
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
As of December 31, 2020, our Global Brands and Partner Brands have 15 ships on order. Refer to the Operations section below for further information on our ships on order. In addition, we regularly evaluate opportunities to order new ships, purchase existing ships or sell ships in our current fleet while ensuring that we remain focused on the returns we generate on invested capital and maintaining a high level of discipline on capital spending and operating leverage.
We have undertaken measures to mitigate the financial and operational impacts of COVID-19, such as the reduction of our capital expenditures by delaying or deferring newbuild deliveries and the modernization of our ships. The expected capital expenditures for 2021 are $2.1 billion and are mostly related to newbuild projects which have committed financing. During 2021, the Company expects the delivery of Odyssey of the Seas and Silver Dawn during the first and fourth quarter, respectively. In 2022, the Company has two ship deliveries scheduled, both with committed financing: Wonder of the Seas and Celebrity Beyond. Excluding the newbuilds, the capital expenditures for 2022 will depend on the Company’s schedule to return to operation. Moreover, COVID-19 has impacted shipyard operations which has resulted in delivery delays for newbuilds. The exact duration of the ship delivery delays is currently under discussion with the impacted shipyards.
During 2020, we disposed of Celebrity Xperience, Majesty of the Seas and Empress of the Seas. Additionally, we entered into a definitive agreement to sell the Azamara brand which includes three vessels: Azamara Journey, Azamara Quest and Azamara Pursuit. These six ships represent approximately 5.2% of our 2019 capacity. During 2020, we also disposed of the following ships which were previously chartered to Pullmantur: Zenith, Monarch, Horizon, Sovereign.
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
Our ships offer a wide selection of itineraries that call on more than 1,000 destinations in 126 countries, spanning all seven continents. We are focused on obtaining the best possible long-term shareholder returns by operating in established markets while growing our presence in developing markets. New capacity has allowed us to expand into new markets and itineraries. Our brands have expanded their mix of itineraries while strengthening our ability to further penetrate the Asian and Australian markets. The acquisition of Silversea Cruises added more than 500 new destinations allowing us to expand and enhance our selection of exotic itineraries.
As we plan for our brands' return to service, we are developing new and attractive itineraries that will allow us to resume our operations on a staggered basis. We are also responding quickly to changes in market demand, as observed in our new bookings.
Destination experiences and port facilities
Additionally, in order to provide unique destination experiences to our guests, we have invested in our private land destinations. For instance, in 2018, we announced Perfect Day Island Collection, an initiative to develop a series of private island destinations around the world. The first island in the collection, Perfect Day at CocoCay, opened in Spring 2019 and includes a wide range of attractions, such as a water park, zip line and wave and freshwater pool. As a result of the operational disruptions caused by the COVID-19 pandemic and in an effort to bolster our liquidity, we have delayed previously announced Perfect Day site openings and are reassessing their timing as well as the timing of our complementary Royal Beach Club offering portfolio. We are also reassessing our investment in other destinations.

In an effort to secure desirable berthing facilities for our ships, and to provide new or enhanced cruise destinations for our guests, we have actively assisted or invested in the development or enhancement of certain port facilities and infrastructure, including mixed-use commercial properties, located in strategic ports of call. For instance, a new homeport cruise terminal of approximately 170,000 square feet was completed at PortMiami in Miami, Florida in 2018. We have delayed the expected completion of our new homeport cruise terminal in Galveston, Texas until 2022.
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
Technological capabilities
Technology is a pervasive part of virtually every business process we use to support our strategic focus and provide a quality experience to our customers before, during and after their cruise. Technology also plays a critical role in the measures and protocols that we have developed and will continue to develop to mitigate COVID-19 on our cruise ships. For example, through the deployment of our innovative electronic safety drill ("Muster 2.0") program, we have added convenience, allowed for physical distancing, and improved our guests experience regarding the mandatory safety briefing. Additionally, through the in-app messaging technology we are enhancing guest check-in to support education, testing and screening information prior to embarkation, and to support onboard detection contingency scenarios and protocols, and most importantly promote the health and safety of guests and crew.
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
At the onset of the COVID-19 pandemic, we launched the RCL CARES program which provided dedicated financial guidance as travel advisors navigated government relief benefits, including small business loans and the Paycheck Protection Program. During December 2020, we announced the Pay it Forward program which made available $40 million in the form of interest free commercial loans for qualifying travel agencies to begin their recovery efforts. Our Pay it Forward program launched in February 2021.
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
We also have an Onboard Cruise Sales department to help guests to book their next cruise vacations while onboard our ships.
Guest Services
We offer to handle virtually all travel aspects related to guest reservations and transportation, including arranging guest pre- and post-hotel stay arrangements and air transportation.
Royal Caribbean International, Celebrity Cruises, Azamara and Silversea Cruises offer recognition and status upgrades to their guests through their loyalty programs, Crown & Anchor Society, Captain’s Club, Le Club Voyage and Venetian Society, respectively, to encourage repeat business. Crown & Anchor Society has approximately 17.0 million members worldwide. Captain’s Club, Le Club Voyage and Venetian Society have approximately 5.2 million members combined worldwide. Members are recognized through increasing membership status by accumulating cruise points or credits, depending on the brand, which may be redeemed on future sailings. Members are awarded points or credits in proportion to the number of cruise days and stateroom category. The loyalty programs provide tiers of membership benefits which entitle guests to upgraded experiences and recognition relative to the status achieved once the guests have accumulated the number of cruise points or credits specified for each tier. In addition, upon achieving a certain level of cruise points or credits, members benefit from reciprocal membership benefits across all of our loyalty programs. Examples of the benefits available under our loyalty programs include, but are not limited to, priority ship embarkation, priority waitlist for shore excursions, complimentary laundry service, complimentary Internet, booklets with onboard discount offers, upgraded bathroom amenities, private seating on the pool deck, ship tours and, in the case of our most loyal guests who have achieved the highest levels of cruise points or credits, complimentary cruise days. We regularly work to enhance each of our loyalty programs by adding new features and amenities in order to reward our repeat guests.

Operations
Cruise Ships and Itineraries
As of December 31, 2020, our Global Brands and Partner Brands collectively operated 61 ships with a selection of worldwide itineraries that call on more than 1,000 destinations.
The following table presents summary information concerning ships that we expect will be in our fleet in 2021 under our Global Brands and Partner Brands. The Azamara Pursuit, Azamara Quest and Azamara Journey are not listed due to the definitive agreement to sell the Azamara brand, announced on January 19, 2021 and expected to close in the first quarter of 2021.

Ship	Year Ship Built	Year Ship In Service or Delivered, if after 2020(1)	Approximate Berths
Royal Caribbean International
Odyssey of the Seas	2021	2021	4,200
Spectrum of the Seas	2019	2019	4,150
Symphony of the Seas	2018	2018	5,500
Harmony of the Seas	2016	2016	5,500
Ovation of the Seas	2016	2016	4,150
Anthem of the Seas	2015	2015	4,150
Quantum of the Seas	2014	2014	4,150
Allure of the Seas	2010	2010	5,500
Oasis of the Seas	2009	2009	5,600
Independence of the Seas	2008	2008	3,850
Liberty of the Seas	2007	2007	3,800
Freedom of the Seas	2006	2006	3,950
Jewel of the Seas	2004	2004	2,200
Mariner of the Seas	2003	2003	3,350
Serenade of the Seas	2003	2003	2,150
Navigator of the Seas	2002	2002	3,400
Brilliance of the Seas	2002	2002	2,150
Adventure of the Seas	2001	2001	3,350
Radiance of the Seas	2001	2001	2,150
Explorer of the Seas	2000	2000	3,300
Voyager of the Seas	1999	1999	3,450
Vision of the Seas	1998	1998	2,050
Enchantment of the Seas	1997	1997	2,300
Rhapsody of the Seas	1997	1997	2,050
Grandeur of the Seas	1996	1996	2,000
Celebrity Cruises
Celebrity Apex	2020	2020	2,900
Celebrity Flora	2019	2019	100
Celebrity Edge	2018	2018	2,900
Celebrity Reflection	2012	2012	3,050
Celebrity Silhouette	2011	2011	2,900

Ship	Year Ship Built	Year Ship In Service or Delivered, if after 2020(1)	Approximate Berths
Celebrity Eclipse	2010	2010	2,850
Celebrity Equinox	2009	2009	2,850
Celebrity Solstice	2008	2008	2,850
Celebrity Xploration	2007	2016	20
Celebrity Constellation	2002	2002	2,200
Celebrity Summit	2001	2001	2,200
Celebrity Infinity	2001	2001	2,150
Celebrity Xpedition	2001	2004	50
Celebrity Millennium	2000	2000	2,200
Silversea Cruises
Silver Dawn	2021	2021	550
Silver Origin	2020	2020	100
Silver Moon	2020	2020	600
Silver Muse	2017	2017	600
Silver Spirit	2009	2009	600
Silver Whisper	2001	2001	400
Silver Shadow	2000	2000	400
Silver Wind	1995	1995	250
Silver Cloud	1994	1994	250
Silver Explorer	1989	2008	150
TUI Cruises
Mein Schiff 2(2)	2019	2019	2,900
Mein Schiff 1	2018	2018	2,900
Mein Schiff 6	2017	2017	2,500
Mein Schiff 5	2016	2016	2,500
Mein Schiff 4	2015	2015	2,500
Mein Schiff 3	2014	2014	2,500
Mein Schiff Herz	1997	2011	1,900
Hapag-Lloyd
Hanseatic Spirit	2021	2021	230
Hanseatic Inspiration	2019	2019	230
Hanseatic Nature	2018	2018	230
Europa 2	2013	2013	500
Europa	1999	1999	400

Total			140,810
__________________________________________________________________
(1)The year a ship entered service refers to the year in which the ship commenced cruise revenue operations for the brand. If after 2020, the date reflects the year of expected delivery into the brand.
(2)TUI Cruises' newbuild entered service as Mein Schiff 2 in February 2019 and the existing Mein Schiff 2 was renamed Mein Schiff Herz.

As of December 31, 2020, our Global Brands and our Partner Brands have 15 ships on order. Three ships on order are being built in Germany by Meyer Werft GmbH, four are being built in Finland by Meyer Turku shipyard, four are being built in France by Chantiers de l’Atlantique, three are being built in Italy by Fincantieri and one is being built in Norway by Vard Fincateieri. COVID-19 has impacted shipyard operations which have and will continue to result in delays of our previously contracted ship deliveries. As of December 31, 2020, the dates that the ships on order are expected to be delivered, subject to change in the event of construction delays, and their approximate berths are as follows:

Ship	Shipyard	Expected Delivery	Approximate Berths
Royal Caribbean International —
Oasis-class:
Wonder of the Seas	Chantiers de l’Atlantique	1st Quarter 2022	5,700
Unnamed	Chantiers de l’Atlantique	2nd Quarter 2024	5,700
Quantum-class:
Odyssey of the Seas	Meyer Werft	1st Quarter 2021	4,200
Icon-class:
Unnamed	Meyer Turku Oy	3rd Quarter 2023	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2025	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2026	5,600
Celebrity Cruises —
Edge-class:
Celebrity Beyond	Chantiers de l’Atlantique	2nd Quarter 2022	3,250
Unnamed	Chantiers de l’Atlantique	4th Quarter 2023	3,250
Silversea Cruises (1) —
Muse-class:
Silver Dawn	Fincantieri	4th Quarter 2021	550
Evolution-class:
Unnamed	Meyer Werft	1st Quarter 2022	600
Unnamed	Meyer Werft	1st Quarter 2023	600
TUI Cruises (50% joint venture) —
Mein Schiff 7	Meyer Turku Oy	2nd Quarter 2023	2,900
Unnamed	Fincantieri	3rd Quarter 2024	4,100
Unnamed	Fincantieri	1st Quarter 2026	4,100
Hapag-Lloyd Cruises (50% joint venture) —
Hanseatic Spirit	Vard Fincantieri	2nd Quarter 2021	230
Total Berths			51,980

__________________________________________________________________
(1)The revenue impact from Silversea Cruises' new ships will be recognized on a three month reporting lag from when the ships enter service. Refer to Note 1. General to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information.
In addition, as of December 31, 2020, we have an agreement in place with Chantiers de l’Atlantique to build an additional Edge-class ship for delivery in 2025, which is contingent upon completion of conditions precedent and financing.
Seasonality
Our revenues have historically been seasonal based on the demand for cruises. Demand is typically strongest for cruises during the Northern Hemisphere’s summer months and holidays. In order to mitigate the impact of the winter weather in the Northern Hemisphere and to capitalize on the summer season in the Southern Hemisphere, our brands have focused on deployment in the Caribbean, Asia and Australia during that period.
Passengers and Capacity
Selected statistical information is shown in the following table (see Financial Presentation- Description of Certain Line Items and Selected Operational and Financial Metrics under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, for definitions). Passengers Carried, Passenger Cruise Days, Available Passenger Cruise Days and Occupancy reflect the impact of our 2020 suspension of operations due to the COVID-19 pandemic:

	Year Ended December 31,
	2020(1)	2019 (1)	2018 (2)	2017	2016 (3)
Passengers Carried	1,295,144	6,553,865	6,084,201	5,768,496	5,754,747
Passenger Cruise Days	8,697,893	44,803,953	41,853,052	40,033,527	40,250,557
Available Passenger Cruise Days (APCD)	8,539,903	41,432,451	38,425,304	36,930,939	37,844,644
Occupancy	101.9%	108.1%	108.9%	108.4%	106.4%
___________________________________________________________________
(1)    As a result of the three-month reporting lag, we included Silversea Cruises' results of operations from October 1, 2019 through September 30, 2020 for the twelve months ended December 31, 2020, and from October 1, 2018 through September 30, 2019 for the twelve months ended December 31, 2019, respectively. Refer to Note 1. General and Note 11. Redeemable Noncontrolling Interest to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for more information on the three-month reporting lag and the Silversea Cruises acquisition.
(2)    We acquired a controlling interest in Silversea Cruises on July 31, 2018 and report their results on a three-month reporting lag. As a result, these amounts include only August and September 2018 amounts for Silversea Cruises. Refer to Note 1. General and Note 11. Redeemable Noncontrolling Interest to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for more information on the three-month reporting lag and the Silversea Cruises acquisition.
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
Cruise Pricing
Our cruise ticket prices include accommodations and a wide variety of activities and amenities, including meals and entertainment. Prices vary depending on many factors including the destination, cruise length, stateroom category selected and the time of year the cruise takes place. Soon after our initial suspension of operations due to the occurrence of COVID-19, we established flexible cruise pricing programs (i.e. Cruise with Confidence, Best Price Guarantee and all-inclusive pricing) that present our guests with options and value as we anticipate our return to service.
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
As our business has grown globally, our sale arrangements with travel agents may vary. For instance, although our direct business has historically grown at a rapid pace, sale arrangements through travel agent charter and group sales are proportionately higher in the China market than in our other markets which are primarily through retail agency and direct sales.
We have developed and implemented enhancements to our reservations system that provide us and our travel partners with additional capabilities, making it easier to do business with us. For example, we offer air transportation to our guests through our air transportation program available in major cities around the world.
Passenger ticket revenues accounted for approximately 68% of total revenues in 2020, and 72% of total revenues in 2019 and 2018.
Onboard Activities and Other Revenues
Our cruise brands offer modern fleets with a wide array of onboard services, amenities and activities which vary by brand and ship. While many onboard activities are included in the base price of a cruise, we realize additional revenues from, among other things, gaming, the sale of alcoholic and other beverages, Internet and other telecommunication services, gift shop items, shore excursions, photography, spa/salon and fitness services, art auctions, retail shops and a wide variety of specialty restaurants and dining options. Many of these services are available for pre-booking prior to embarkation. These activities are offered either directly by us or by independent concessionaires from which we receive a percentage of their revenues. The all-inclusive pricing programs that we offer currently, add some of these onboard activity and other services to the base price of the cruise.

In conjunction with our cruise vacations, we offer pre- and post-cruise hotel packages to our Royal Caribbean International, Celebrity Cruises, Azamara and Silversea Cruises guests. We also offer cruise vacation protection coverage to guests in a number of markets, which provides guests with coverage for trip cancellation, medical protection and baggage protection. Onboard and other revenues accounted for approximately 32% of total revenues in 2020, and 28% of total revenues in 2019 and 2018.
Segment Reporting
We control and operate four cruise brands, Royal Caribbean International, Celebrity Cruises, Azamara, and Silversea Cruises. In addition, we have a 50% joint venture interest in TUIC, our 50%-owned joint venture that operates the German brands TUI Cruises and Hapag-Lloyd Cruises. We believe our brands possess the versatility to enter multiple cruise market segments within the cruise vacation industry. Although each of our brands has its own marketing style as well as ships and crews of various sizes, the nature of the products sold and services delivered by our brands share a common base (i.e., the sale and provision of cruise vacations). Our brands also have similar itineraries as well as similar cost and revenue components. In addition, our brands source passengers from similar markets around the world and operate in similar economic environments with a significant degree of commercial overlap. As a result, our brands have been aggregated as a single reportable segment based on the similarity of their economic characteristics, types of consumers, regulatory environment, maintenance requirements, supporting systems and processes as well as products and services provided. Our Chairman and Chief Executive Officer has been identified as the chief operating decision-maker and all significant operating decisions including the allocation of resources are based upon the analyses of the Company as one segment. (For financial information, see Item 8. Financial Statements and Supplementary Data.)
Human Capital
Our human capital strategies are continually evolving to provide a rewarding and fulfilling employee experience. Some key elements of these strategies include: a diverse and inclusive workforce; opportunities for employee growth and development; support for health and well-being; and an active listening strategy to make sure voices are heard in order to facilitate continuous improvement.
As of December 31, 2020, our four global cruise brands, Royal Caribbean International, Celebrity Cruises, Azamara, and Silversea Cruises, employed approximately 85,000 employees. Our shoreside workforce, including employees who work at our private destinations, consisted of approximately 6,900 full time and 100 part-time employees. Our shipboard workforce consisted of 78,000 employees, and as of December 31, 2020, approximately 89% of our shipboard employees were covered by collective bargaining agreements. Due to the pause in our cruise operations in 2020, we repatriated the majority of our shipboard employees to their home countries, and as a result, we ended the year with approximately 87% less employees onboard our ships compared with 2019.
The following table details the distribution of our workforce by employee type and region as of December 31, 2020:

Employee Type(1)	U.S. Based Employees	International Employees
Shoreside Operations	4,000	2,000
Shipboard Employees		78,000
Private Destinations(2)		1,000

(1)    Includes full time and part time employees.
(2)    Private Destinations includes Coco Cay, Labadee and Galapagos based employees.

As a global operation, we take great pride in the broad diversity of our workforce and the value that it brings to our company. Our shoreside workforce is gender diverse with 53% female representation. Our shipboard workforce is comprised of employees from 120 plus countries. The majority of our shipboard workforce comes from the Philippines (29%), Indonesia (16%) and India (14%). Our shoreside workforce is primarily based out of the U.S. (69%), Philippines (10%), U.K. (5%) and China (4%).

The following table details the gender distribution of our workforce by employee location as of December 31, 2020:

Employee Location	Male	Female	Unidentified
Shoreside - U.S.	43%	57%
Shoreside - International	47%	52%	1%
Shipboard	79%	21%

Our U.S. shoreside workforce is ethnically diverse with 54% of our employees comprised of non-White ethnic groups.

U.S. Shoreside Representation by Ethnicity	% of Total U.S. Shoreside Population
White	46%
Hispanic	37%
African American	11%
Asian	5%
Others(1)	1%

(1)    American Indians and Pacific Islanders make up approximately 1% of our U.S. shoreside population.
In addition, we offer a variety of learning and development programs to our workforce which includes a combination of instructor led (classroom and virtual) and web based (self-learning) courses. In 2020, our workforce spent approximately 1 million hours in training across a variety of areas ranging from Ethics, Compliance, Data Analysis, Business Software and Tools, Finance/Accounting, Professional Development, Project Management Skills, Leadership and Safety/Security. In total, our workforce completed over 560,000 courses within our learning management systems.
The Company has created a 24/7 care platform provided at no-cost that allows for employees and their families to get confidential assistance with stress management, relationships, financial concerns or legal concerns. Through this assistance program, we offer:
•Short-term Professional Counseling - providing support for personal and emotional issues through telephone, video or in-person sessions.
•Family Support Services - connecting our employees with advisors that can provide them resources to assist with family planning, parenting, childcare, eldercare, home care support and more.
•Legal Support Services - providing general guidance and referrals to professionals to answer legal questions surrounding divorce, custody, adoption, real estate, debt, bankruptcy, landlord/tenant issues, and more.
•Financial Support Services - providing general guidance and referrals to professionals to answer financial questions about budgeting, debt management, tax issues, and more.
•LifeWorks Digital Wellbeing Website - granting access to an online platform containing hundreds of articles, resources, webinars and tools to help employees better manage overall well-being.
Further, our Disaster Relief program provides emergency funding to employees who have been directly impacted by natural disasters. All shipboard and shoreside employees are eligible for assistance from this fund.
Finally, COVID-19 has had and continues to have a tremendous impact on our business. During 2020, our offices closed and our crew were repatriated off our ships to their home countries. In response, we ramped up our listening strategy through frequent pulse surveys to understand our employees' needs and concerns and help them navigate the crisis. We continue to run our pulse surveys every quarter to understand and positively impact our employees’ experience. In 2020, our shoreside employee engagement scores remained high and were higher than the prior 3-year average.
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

CDC Framework for Conditional Sailing Order
On and effective as of October 30, 2020, the CDC issued a Framework for Conditional Sailing Order (the “Conditional Order”) that will conditionally permit cruise ship passenger operations in U.S. waters under certain conditions and using a phased approach. The Conditional Order will remain in effect until the earlier of (1) the expiration of the Secretary of Health and Human Services’ declaration that COVID-19 constitutes a public health emergency, (2) the rescission or modification by the CDC Director of the Conditional Order based on specific public health or other considerations, or (3) November 1, 2021.
All phases listed below are outlined in the Conditional Order; however, only the first phase listed is detailed in the Conditional Order. The remaining phases are currently pending approval by the CDC for distribution to all cruise lines prior to being detailed in the CDC's Phase 2 Technical Instructions.
•Establishment of laboratory testing of crew and guests onboard cruise ships in U.S. waters and upon embarkation and disembarkation;
•Simulated voyages designed to test a cruise ship operators’ ability to mitigate COVID-19 on cruise ships;
•Meeting and maintaining requirements for a Conditional Sailing Certificate, which include, among other things, implementing the required testing protocols, a prohibition on offering itineraries longer than seven days, and the demonstration at each port where a ship intends to dock of approval with U.S. port and local health authorities, which requires medical care agreements addressing evacuation to onshore hospitals, housing agreements with onshore facilities for isolation and quarantine of COVID-19 cases, and port agreements to limit the number of cruise ships at any single port; and
•A return to passenger voyages in a manner that mitigates the risk of COVID-19 introduction, transmission, or spread among passengers and crew onboard ships and ashore to communities.
We are working with both the CDC and the HSP, to implement the requirements of the Conditional Order and establish a comprehensive set of health and safety measures at every step of the guest journey with rigorous protocols. We are also designing itineraries where we will be able to control the vacation experience in compliance with the health and safety protocols contained in the Conditional Order.
While the Conditional Order represents an important step in our return to service, many uncertainties remain as to the specifics, timing and costs of administering and implementing the requirements of the Conditional Order, some of which may be material to our results of operations. Further, the Conditional Order contemplates that the CDC may issue additional requirements through technical instructions or orders as needed and that the phases described above will be further determined based on public health considerations, including the trajectory of the pandemic and the ability of cruise ships operators to successfully employ measures that mitigate the risk of COVID-19.
Our resumption of operations will include a staggered return of the fleet to service which will include:
•Bringing the fleet from layup status to fully operational;
•Bringing crew back to an appropriate staffing level and expected reduced load factors for a period of time; and
•Implementation of the health and safety protocols on ships as they resume operations.
We are also reviewing and assessing the uncertainties relating to the Conditional Order’s requirements. Based on our assessment of these conditions or for other reasons, we may determine it necessary to further extend our voluntary suspension of our Global Brands’ cruise sailings.
Safety and Security Regulations
Our ships are required to comply with international safety standards defined in the International Convention for Safety of Life at Sea (“SOLAS”), which, among other things, establishes requirements for ship design, structural features, materials, construction, lifesaving equipment and safe management and operation of ships to ensure guest and crew safety. The SOLAS standards are revised from time to time and incorporated in our ship design and operation, as applicable. The latest enhancements include the addition of the Polar Code which sets goal-based standards for ships operating in the polar region as well as damage stability requirements for new designs and operational measures for existing vessels. Compliance with these modified standards have not historically had a material effect on our operating costs. SOLAS incorporates the International Safety Management Code (“ISM Code”), which provides an international standard for the safe management and operation of ships and for pollution prevention. The ISM Code is mandatory for all vessels, including passenger vessel operators.
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
Additionally, all new ships operating within the North American and U.S. Caribbean Sea ECA that began construction on or after January 1, 2016, and North and Baltic Sea ships constructed on or after January 1, 2021 are required to meet more stringent nitrogen oxide emission limits. We comply with these rules for those relevant ships in service. As an added measure, all of our ships under construction are being built to comply with these rules. The rules have not had and are not expected to have a significant impact to our operations or costs.
Recently IMO approved draft amendments to the MARPOL convention that will require ships to combine a technical and an operational approach (Energy Efficiency Existing Ship Index and Carbon Intensity Indicator) to reduce their carbon intensity in line with the ambition of the Initial IMO GHG Strategy, which aims to reduce carbon intensity of international shipping by 40% by 2030, compared to 2008. While there is still a considerable amount of work ahead before these amendments can be implemented, we believe the amendments could have a material impact depending on the technical and operational approaches used (such as speed optimization, engine power reduction, etc.).

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
We are also required by the United Kingdom, Norway, Finland and the Baltics to establish our financial responsibility for any liability resulting from the non-performance of our obligations to guests from these jurisdictions. In the United Kingdom we are currently required by the Association of British Travel Agents to provide performance bonds totaling approximately £110 million. Additionally, we were required by the Civil Aviation Authority to provide performance bonds totaling £16.6 million. The Norwegian Travel Guarantee Fund requires us to maintain performance bonds in varying amounts during the course of the year to cover our financial responsibility in Norway, Finland and the Baltics.
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
A foreign corporation will qualify for the benefits of Section 883 if, in relevant part: (1) the foreign country in which the foreign corporation is organized grants an equivalent exemption to corporations organized in the United States; and (2) the stock of the corporation (or the direct or indirect corporate parent thereof) is “primarily and regularly traded on an established securities market” in the United States. In the opinion of our U.S. tax counsel, Faegre Drinker Biddle & Reath LLP, based on the representations and assumptions set forth in that opinion, we, Celebrity Cruises Inc., Silversea Cruises Ltd. and relevant ship-owning subsidiaries with U.S. source shipping income qualify for the benefits of Section 883 because we and each of those subsidiaries are incorporated in Liberia or Bahamas, which are qualifying countries, and our common stock is primarily and regularly traded on an established securities market in the United States (i.e., we are a "publicly traded" corporation). If, in the future, (1) Liberia or Bahamas no longer qualify as equivalent exemption jurisdictions, and we do not reincorporate in a jurisdiction that does qualify for the exemption, or (2) we fail to qualify as a publicly traded corporation, we and all of our ship-owning or operating subsidiaries that rely on Section 883 to exclude qualifying income from gross income would be subject to U.S. federal income tax on their U.S. source shipping income and income from activities incidental thereto.
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

United Kingdom Income Taxation
During the year ended December 31, 2020, we operated 17 ships under the United Kingdom tonnage tax regime (“U.K. tonnage tax”).
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
Information About our Executive Officers
As of February 26, 2021, our executive officers are:

Name	Age	Position
Richard D. Fain	73	Chairman, Chief Executive Officer and Director
Jason T. Liberty	45	Executive Vice President, Chief Financial Officer
Michael W. Bayley	62	President and Chief Executive Officer, Royal Caribbean International
Lisa Lutoff-Perlo	63	President and Chief Executive Officer, Celebrity Cruises
Roberto Martinoli	68	President and Chief Executive Officer, Silversea Cruises
Harri U. Kulovaara	68	Executive Vice President, Maritime
Bradley H. Stein	65	Senior Vice President, General Counsel, Chief Compliance Officer
Henry L. Pujol	53	Senior Vice President, Chief Accounting Officer
Naftali Holtz	43	Senior Vice President, Finance

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
Jason T. Liberty has been employed by the Company since 2005 and has served as Executive Vice President and Chief Financial Officer since February 2017. From May 2013 to February 2017, he served as Senior Vice President and Chief Financial Officer. Since February 2017, Mr. Liberty has overseen the Company’s Treasury, Accounting, Corporate, Strategic and Revenue Planning, Corporate Development, Deployment, Internal Audit and Investor Relations

functions. Since May 2018, in addition to the above functions, he has also overseen the Company’s Information Technology, Supply Chain, Risk Management, Legal and Port Operations functions. Mr. Liberty has overseen our Silversea Cruises investment since 2019. Prior to his role as Chief Financial Officer, Mr. Liberty served as Senior Vice President, Strategy and Finance from September 2012 through May 2013, overseeing the Company’s Corporate and Strategic Planning, Treasury, Investor Relations and Deployment functions. Prior to this, Mr. Liberty served, from 2010 through 2012, as Vice President of Corporate and Revenue Planning and, from 2008 to 2010, as Vice President of Corporate and Strategic Planning. Before joining Royal Caribbean, Mr. Liberty was a Senior Manager at the international public accounting firm of KPMG LLP. Mr. Liberty currently serves on the Board of Directors of WNS Holdings.
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
Lisa Lutoff-Perlo has served as President and Chief Executive Officer of Celebrity Cruises since December 2014 and has been with the company since 1985. She also leads the Company’s Global Marine Organization. Ms. Lutoff-Perlo was the Executive Vice President, Operations of Royal Caribbean International from 2012 to 2014; Senior Vice President, Hotel Operations of Celebrity Cruises from 2007 to 2012; and Vice President, Onboard Revenue of Celebrity Cruises from 2005 to 2007. Ms. Lutoff-Perlo held various senior positions in sales and marketing with Royal Caribbean International from 1985 to 2005. Ms. Lutoff-Perlo currently serves on the Board of Directors of AutoNation and is Vice Chair for United Way of Broward County.
Roberto Martinoli has served as President and Chief Executive Officer of Silversea Cruises since 2016. Before joining Silversea, Mr. Martinoli was the Chairman and Chief Executive Officer of Grandi Navi Veloci from 2010 to 2016, President and Chief Operating Officer of Norwegian Cruise Line from 2007 to 2010, Executive Vice President of Operations at Carnival Cruise Lines from 2000 to 2007 and Senior Vice President at Costa Crociere from 1997 to 2000.
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
Naftali Holtz has served as Senior Vice President, Finance of the Royal Caribbean since 2019. Before joining Royal Caribbean, Mr. Holtz worked in investment banking at Goldman Sachs and was most recently Managing Director, Head of Lodging and Leisure Investment Banking.

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
COVID-19 and Financial Risks
The COVID-19 pandemic has had, and will continue to have, a material adverse impact on our business and results of operations. The global spread of COVID-19 and the unprecedented responses by governments and other authorities to control and contain the disease, has caused significant disruptions, created new risks, and exacerbated existing risks to our business.
We have been, and will continue to be, negatively impacted by the COVID-19 pandemic, including impacts that resulted from actions taken in response to the outbreak. Examples of these include, but are not limited to: travel bans and cruising advisories and the resulting temporary suspension of our Global Brands' operations, which is expected to continue through at least April 30, 2021, for most of our cruise operations; restrictions on the movement and gathering of people; social distancing measures; shelter-in-place/stay-at-home orders; and disruptions to businesses in our supply chain. In addition to the imposed restrictions affecting our business, the extent, duration, and magnitude of the COVID-19 pandemic’s effect on the economy and consumer demand for cruising and travel is still rapidly fluctuating and difficult to predict. As such, these impacts may persist for an extended period of time or even become more pronounced, even after we are permitted to and/or begin to resume operations.
The COVID-19 pandemic also has elevated risks affecting significant parts of our business:
• Operations: Due to the global public health circumstances, we have decided to extend the suspension of sailings of our Global Brands' fleet through at least April 30, 2021, for most of our cruise operations. It is uncertain as to whether we will need to suspend additional sailings and to what extent, and upon the conclusion of such suspensions, we expect a gradual return to normal sailings. The suspension of sailings and the expected reduction in demand for future cruising once we resume sailing has led to a significant decline in our revenues and cash inflows, which has required us to take cost and capital expenditure containment actions. Consequently, we have reduced and furloughed our workforce, with approximately 23% of our U.S. shoreside employee base being impacted and, except for the minimum safe manning shipboard crew required to operate the ships during the suspension of operations, our shipboard crew were notified that their contracts would end early and they would be notified about new assignments when operations resume in the future. As a result of these actions, we may be challenged in rebuilding our workforce which could further delay our return to service. In addition, we have reduced our planned capital spending through 2021, which may negatively impact our execution of planned growth strategies, particularly as it relates to investments in our ships, technology, and our expansion of land-based developments. Furthermore, we have taken actions to monitor and mitigate changes in our supply chain, and port destination availability, which may strain relationships with our vendors and port partners. On September 21, 2020, the HSP submitted its report on recommendations to the CDC, which includes more than 70 detailed recommendations to protect the public health and safety of guests, crew and the communities where cruise ships call. On October 30, 2020, the CDC issued the Conditional Order, which replaced the “no sail” order that expired on October 31, 2020. While the Conditional Order represents an important step in our return to service, many uncertainties remain as to the specifics and timing of implementation, administration and costs of the requirements of the Conditional Order, some of which may be significant. Further, the Conditional Order contemplates that the CDC may issue additional requirements through technical instructions or orders as needed and that the phases required to resume operations will be further determined based on public health considerations, including the trajectory of the pandemic and the ability of the Company and other cruise ship operators to successfully employ measures that mitigate the risk of COVID-19. In addition, the Conditional Order contains requirements that could negatively impact our results of operations, such as: laboratory testing of crew members and guests; simulated voyages; and the certification process, including implementing the required testing protocols, the prohibition on itineraries longer than seven days, and the demonstration at each port where a ship intends to dock of approval with U.S. port and local health authorities, which requires medical care agreements addressing evacuation to onshore hospitals, housing agreements with onshore facilities for isolation and quarantine of COVID-19 cases, and port agreements to limit the number of cruise ships at any single port. Our ability to meet the requirements under the Conditional Order will determine the timing and implementation of our plans to return to service which we expect to be gradual. We are currently reviewing and assessing the uncertainties relating to the Conditional Order’s requirements and are in dialogue with the CDC. Based on our assessment of these conditions or for other reasons, we may determine it necessary to extend our voluntary suspension of our Global Brands’ cruise sailings which currently extends through at least April 30, 2021, for most of our cruise operations. It is difficult to predict our ability to meet the requirements of the Conditional Order and the costs associated with compliance, some of which could be significant.
If we are unable to satisfy the requirements of the Conditional Order our operations may be negatively impacted and we could be exposed to reputational and legal risks. Due to the unprecedented and uncertain nature of the COVID-19 pandemic and CDC or Department of State guidance, it is difficult to predict the impact of further disruptions and their magnitude. The impact of further disruptions may depend on how they coincide with the timing of when we seek to resume sailing. In addition, we have never previously experienced a complete cessation of our cruising operations, and as a consequence, our ability to predict the impact of such a cessation on our brands and future prospects is limited and such impact is uncertain.
•Results of Operations: Our suspensions of sailings have materially impacted the results of our operations. We have incurred and will continue to incur significant costs associated with cancellations as we accommodate passengers with refunds and future cruise credits; as well as continuing to assist our crew with their return home, food, housing, and medical needs. In addition, although cruise operations are currently suspended, we have incurred and will likely continue to incur significant overhead costs associated with layup of our fleet and enhanced COVID-19 related sanitation procedures. As we cannot control adverse media coverage and we cannot predict exactly when we will resume sailing operations, we are experiencing and may continue to experience weak demand for cruising for an indeterminable length of time and we cannot predict when we will return to pre-outbreak demand or fare pricing or if we will return to such levels in the foreseeable future. In turn, these negative impacts to our financial performance have resulted and may continue to result in impairments of our long-lived and intangible assets, which has influenced our decision making relating to early disposal, sale or retirement of assets. For the twelve months ended December 31, 2020, we incurred impairment charges and credit losses of $1.6 billion related to the impairment of goodwill and trademarks and trade names attributable to our Silversea Cruises reporting unit, and long-lived assets as well as credit losses on mostly receivables related to our sale of property and equipment. Following the resumption of operations, our Global Brands and our Partner Brands may be subject to the continued impact of the COVID-19 pandemic. Our Partner Brands, TUI Cruises and Hapag-Lloyd Cruises, resumed limited cruise operations outside of the U.S. in July 2020 with cruises of short durations, with reduced occupancies and with limited or no ports of call. Additionally, any future profitability will be impacted by increased debt service costs as a result of our liquidity actions.
•Liquidity: The suspension of our sailings and the reduction in demand for future cruising has adversely impacted our liquidity as we have experienced a significant increase in refunds of customer deposits while cash inflows from new or existing bookings on future sailings has reduced sharply. As a result, we have taken actions to increase our liquidity through a combination of capital and operating expense reductions and financing activities. During the year ended December 31, 2020, we executed and amended various financing arrangements, which have resulted in $10.2 billion of incremental liquidity, including:
◦a $0.6 billion increase in the capacity available under our revolving credit facilities;
◦additional liquidity of $6.7 billion through the issuance of new debt, net of repayments, and the securing of a one-year $700 million commitment for a 364-day term loan facility;
◦£300.0 million, or $409.9 million, based on exchange rates as of December 31, 2020, of available and issued liquidity under an unsecured government commercial paper program with the Bank of England;
◦the deferral of $0.9 billion of existing debt amortization under our export-credit backed ship debt facilities through April 2021; and
◦the issuance of 22.6 million shares of common stock for approximately $1.6 billion
We also agreed with certain of our lenders that we will not pay dividends or engage in stock repurchases until the end of the third quarter of 2022. Thereafter, in the event we declare a dividend or engage in stock repurchases we will need to repay the amounts deferred under our export credit facilities. On August 24, 2020, Moody’s downgraded our senior unsecured rating from Ba2 to B2, and on August 31, 2020, S&P Global downgraded our senior unsecured rating from BB to B+. On August 24, 2020, Moody’s also downgraded the Silversea Notes from Baa3 to Ba2 and on August 31, 2020, S&P downgraded Silversea Cruises' Notes from BBB- to BB and, as a result, certain covenants of the indenture governing the Silversea Notes have been reinstated. These downgrades reduce our ability to incur secured indebtedness by reducing the amount of indebtedness that we are permitted to secure, and may negatively impact our access to, and cost of debt financing. On February 25, 2021, S&P Global further downgraded our senior unsecured rating from B+ to B, and downgraded our $3.32 billion Senior Secured Notes and Silversea Notes from BB to BB-. This downgrade has no further impact on the terms of the notes. As of December 31, 2020, we obtained an interim debt service deferral and financial covenant holiday under certain of our export-credit backed loan facilities to generate a cumulative $0.9 billion of incremental liquidity during the 12 month period ended April 2021 which is to be repaid over a period of four years after the 12-month deferral period. During the first quarter of 2021, we amended our export credit facilities to defer $0.8 billion of amortization payments due under these export facilities. The deferred amounts will be repayable semi-annually over a five-year period starting in April 2022. Our ability to raise additional financing, whether or not secured, could be limited if our credit rating is further downgraded, and/or if we fail to comply with applicable covenants governing our outstanding indebtedness, and/or if overall financial market conditions worsen. Additionally, due to the complexity of the pandemic’s impact to the economy and uncertainty of its duration, we cannot guarantee that assumptions used to project our liquidity needs will be correct, which may result in the need for additional financing and/or may result in the inability to satisfy covenants required by our current credit facilities. If we continue to raise additional funds through equity or convertible debt issuances, our shareholders could experience dilution of their ownership interest, and these securities could have rights, preferences, and privileges that are superior to that of holders of our ordinary shares. If we raise additional funds by issuing debt, we may be subject to additional limitations on our operations due to restrictive covenants, which may be more restrictive than the covenants in our existing debt agreements, and we may be required to further encumber our assets. Also, as a result of our additional debt issuances, we will require a significant amount of cash to service our debt and sustain operations. Our ability to generate cash depends on factors beyond our control and we may be unable to repay or repurchase debt at maturity. If adequate funds are not available on acceptable terms, or at all, we may be unable to fund our operations, or respond to competitive pressures, any of which could negatively affect our business. There is no guarantee that financing will be available in the future or that such financing will be available with similar terms or terms that are commercially acceptable to us. Further, if any government agrees to provide us with disaster relief assistance, or other assistance due to the impacts of the COVID-19 pandemic, and we determine it is beneficial to seek such government assistance, it may impose restrictions on executive compensation, share buybacks, dividends, prepayment of debt and other restrictions until the aid is repaid or redeemed in full, which could significantly limit our corporate activities and adversely impact our business and operations. We cannot assure you that any more such disaster relief would be available to us.
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
Our ability to access additional funding as and when needed, our ability to timely refinance and/or replace our outstanding debt securities and credit facilities on acceptable terms and our cost of funding will depend upon numerous factors including, but not limited to, the strength of the financial markets, our recovery and financial performance, the recovery and performance of our industry in general and the size, scope and timing of our financial needs. In addition, even where financing commitments have been secured, significant disruptions in the capital and credit markets could cause our banking and other counterparties to breach their contractual obligations to us or could cause the conditions to the availability of such funding not to be satisfied. This could include failures of banks or other financial service companies to fund required borrowings under our loan agreements or to pay us amounts that may become due or return collateral that is refundable under our derivative contracts for hedging of fuel prices, interest rates and foreign currencies or other agreements. If any of the foregoing occurs for a prolonged period of time it will have a long-term negative impact on our cash flows and our ability to meet our obligations cannot be guaranteed.
Our substantial debt could adversely affect our financial condition.
We have a substantial amount of debt and significant debt service obligations. As of December 31, 2020, we had total debt of $18.9 billion. Our substantial debt could have important negative consequences for us. For example, our substantial debt could require us to dedicate a large portion of our cash flow from operations to service debt and fund repayments on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes; increase our vulnerability to adverse general economic or industry conditions; limit our flexibility in planning for, or reacting to, changes in our business or the industry in which we operate; place us at a competitive disadvantage compared to our competitors that have less debt; make us more vulnerable to downturns in our business, the economy or the industry in which we operate, including the current downturn related to COVID-19; limit our ability to raise additional debt or equity capital in the future to satisfy our requirements relating to working capital, capital expenditures, development projects, strategic initiatives or other purposes; restrict us from making strategic acquisitions, introducing new technologies or exploiting business opportunities; limit or restrict our ability to obtain and maintain performance bonds to cover our financial responsibility requirements in various jurisdictions for non-performance of guest travel, casualty and personal injury; make it difficult for us to satisfy our obligations with respect to our debt; and increase our exposure to the risk of increased interest rates as certain of our borrowings are (and may be in the future) at a variable rate of interest.
Despite our leverage, we may incur more debt, which could adversely affect our business.
We may incur substantial additional debt in the future. Except for the restrictions under the indentures governing our Secured Notes (as defined below) and our 9.125% Senior Guaranteed Notes due 2023 (the “Unsecured Notes”) and certain of our other debt instruments, including our unsecured bank and export credit facilities, we are not restricted under the terms of our debt instruments from incurring additional debt. Although the indentures governing the Secured Notes, the Unsecured Notes, and certain of our other debt instruments, including our unsecured bank and export credit facilities, contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances the amount of debt that could be incurred in compliance with these restrictions could be substantial. Our debt instruments do not and will not prevent us from incurring liabilities that do not constitute “Indebtedness” as defined therein. In the event that we execute and borrow under the $700M Liquidity Facility, the credit agreement that would govern the $700M Liquidity Facility would impose substantially similar restrictions (including the related qualifications and exceptions) as are set forth in the indenture governing the Unsecured Notes. If new debt is added to our existing debt levels, the related risks that we now face would increase. As of December 31, 2020, we have commitments for approximately $11.6 billion of debt to finance the purchase of 11 ships on order by our Royal Caribbean International, Celebrity Cruises and Silversea Cruises brands, 10 of which are guaranteed by the export credit agencies in the countries in which the ships are being built. The ultimate size of each facility will depend on the final contract price (including change orders and owner’s supply) as well as fluctuations in the EUR/USD exchange rate.
The terms of existing debt financing gives, and any future preferred equity or debt financing may give, holders of any preferred securities or debt securities rights that are senior to rights of our common shareholders or impose more stringent operating restrictions on our company.
The holders of our existing debt have rights, preferences and privileges senior to those of holders of our common stock in the event of liquidation. If we incur additional debt or raise equity through the issuance of preferred stock or convertible securities, the terms of the debt or the preferred stock issued may give the holders rights, preferences and privileges senior to those of holders of our common stock, particularly in the event of liquidation. The terms of the debt may also impose additional and more stringent restrictions on our operations. If we raise funds through the issuance of additional equity, the ownership percentage of our existing shareholders would be diluted. Debt or equity financing may not be available to us on acceptable terms.
We will require a significant amount of cash to service our debt and sustain our operations. Our ability to generate cash depends on many factors beyond our control, and we may not be able to generate cash required to service our debt.
Our ability to make scheduled payments on our debt service obligations or refinance our debt depends on our future operating and financial performance and ability to generate cash. This will be affected by our ability to successfully implement our business strategy, as well as general economic, financial, competitive, regulatory and other factors beyond our control, such as the disruption caused by the COVID-19 pandemic. If we cannot generate sufficient cash to meet our debt service obligations or fund our other business needs, we may, among other things, need to refinance all or a portion of our debt, obtain additional financing, delay planned capital expenditures or sell assets. We cannot assure you that we will be able to generate sufficient cash through any of the foregoing. If we are not able to refinance any of our debt, obtain additional financing or sell assets on commercially reasonable terms or at all, we may not be able to satisfy our obligations with respect to our debt.
We are subject to restrictive debt covenants that may limit our ability to finance future operations and capital needs and to pursue business opportunities and activities. In addition, if we fail to comply with any of these restrictions, it could have a material adverse effect on us.
Certain of our debt instruments, including our indentures and our unsecured bank and export credit facilities, limit our flexibility in operating our business. For example, certain of our loan agreements and indentures restrict or limit our and our subsidiaries’ ability to, among other things: incur or guarantee additional indebtedness; pay dividends or distributions on, or redeem or repurchase capital stock and make other restricted payments; make investments; consummate certain asset sales; engage in certain transactions with affiliates; grant or assume certain liens; and consolidate, merge or transfer all or substantially all of our assets. Both our export credit facilities and our non-export credit facilities contain covenants that require us, among other things, to maintain a fixed charge coverage ratio of at least 1.25x and limit our net debt-to-capital ratio to no more than 62.5%. Refer to Note 9. Debt to our consolidated financial statements under Item 1. Financial Statements for further discussion on our covenants and existing waivers.
On August 24, 2020, Moody’s downgraded the Silversea Notes from Baa3 to Ba2 and on August 31, 2020, S&P Global downgraded Silversea Cruises' Notes from BBB- to BB and as a result, certain covenants of the indenture governing the Silversea Notes have been reinstated, the application of which had been previously suspended unless and until any such downgrade occurred. The reinstated covenants include, among other things, limitations on the ability of Silversea Cruises and its restricted subsidiaries to incur indebtedness, enter into transactions with affiliates (including Royal Caribbean and its subsidiaries that are not restricted subsidiaries of Silversea Cruises) and pay dividends and make other distributions from Silversea Cruises to Royal Caribbean, each of which may limit our ability to obtain funding and may decrease our operational and financial flexibility, including the ability to make upstream payments from Silversea Cruises and to provide funding support to Silversea Cruises. On February 25, 2021, S&P Global further downgraded the Silversea Cruises’ Notes from BB to BB-, which had no further impact with respect to the Silversea Cruises’ Notes. The Silversea Notes are guaranteed by the Company on a senior unsecured basis. Any event of default or acceleration of the indebtedness under the Silversea Notes could cause the borrowings under other of our debt instruments that contain cross-default provisions to be accelerated or become payable on demand.
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
In 2020, we issued an aggregate principal amount of $1.725 billion in convertible notes. The notes are convertible into shares of our common stock, cash, or a combination of common stock and cash, at our election. The initial conversion rate per $1,000 principal amount of the convertible notes is 13.8672 and 12.1212 shares of our common stock for our June and October 2020 issuances of convertible notes, respectively, which is equivalent to an initial conversion price of approximately $72.11 and $82.50 per share, respectively, subject to adjustment in certain circumstances. In connection with certain corporate events or if we issue a notice of tax redemption, we will, under certain circumstances, increase the conversion rate for holders of the convertible notes who convert their convertible notes in connection with such corporate event or whose convertible notes are called for tax redemption and who convert their convertible notes during the relevant redemption period. Prior to March 15 and August 15, 2023, the June and October convertible notes, respectively, will be convertible at the option of holders during certain periods only upon satisfaction of certain conditions. Beyond those dates, the convertible notes will be convertible at any time until the close of business on the second scheduled trading day immediately preceding their maturity date. If we elect to settle conversions of our convertible notes, if any, in shares of our common stock or a combination of common stock and cash, conversions of our convertible notes may result in significant dilution to our shareholders.
We did not declare dividends on our common stock in the quarters ended June 30, 2020, September 30, 2020 and December 31, 2020 and do not expect to pay dividends on our common stock for the foreseeable future.
No cash dividends were declared on our common stock during the quarters ended June 30, 2020, September 30, 2020 and December 31, 2020. We expect that any income received from operations will be devoted to our future operations and recovery.

We do not expect to pay cash dividends on our common stock for the foreseeable future due to our agreement with certain of our lenders not to pay dividends until the end of the third quarter 2022. In addition, in the event we thereafter declare a dividend, we will need to repay our Debt Deferral. Payment of dividends would, in any case, depend upon our profitability at the time, cash available for those dividends, and other factors as our board of directors may consider relevant.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly
A portion of our indebtedness bears interest at variable rates that are linked to changing market interest rates. As a result, an increase in market interest rates would increase our interest expense and our debt service obligations. As of December 31, 2020, we had approximately $7.1 billion of indebtedness that bears interest at variable rates. This amount represented approximately 35.5% of our total indebtedness. As of December 31, 2020, a hypothetical 1% increase in prevailing interest rates would increase our forecasted 2021 interest expense by approximately $59.4 million.
In addition, on July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”), announced that it will no longer persuade or compel banks to submit LIBOR rates after 2021. Also in 2017, the Alternative Reference Rates Committee, a steering committee comprised of, among other entities, large U.S. financial institutions, selected the Secured Overnight Financing Rate (“SOFR”) as the rate recommended to replace U.S. dollar LIBOR ("USD LIBOR"). SOFR measures the cost of borrowing cash overnight, backed by U.S. Treasury securities. SOFR is observed and backward-looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. On December 4, 2020, ICE Benchmark Administration, the administrator of LIBOR, released a consultation disclosing its intent to cease publication of one-week and two-month USD LIBOR after December 31, 2021, but continue to publish the remaining tenors of USD LIBOR for an additional 18 months, through June 30, 2023. These remaining tenors of USD LIBOR—overnight, one-month, three-month, six-month and 12-months—encompass the tenors referenced in our borrowings and interest rate swaps. U.S. regulators continue to encourage banks to cease entering into new contracts that use USD LIBOR as a reference rate by December 31, 2021. However, uncertainty remains as many market participants await the development of term SOFR products, i.e., forward-looking rates, and benchmark providers are developing indices that might co-exist with SOFR. If LIBOR ceases to exist, the level of interest payments on the portion of our indebtedness that bears interest at variable rates would be affected, which may materially impact the amount of our interest payments under such debt. Further, if we, the agent or the lenders holding a majority of the outstanding loans or commitments under such indebtedness determine that a LIBOR rate is no longer available, that a specific date has been announced after which a LIBOR rate will no longer be made available, or that syndicated loans are being executed or amended to adopt a replacement rate, then the terms of such indebtedness will allow us and the applicable agent to amend such indebtedness to implement a replacement rate, subject to the negative consent of the lenders holding a majority of the outstanding loans or commitments. Such replacement rate will give due consideration to any evolving or then-existing conventions for similar credit facilities, which may result in different than expected interest payments.
Macroeconomic, Business, Market and Operational Risks
Adverse worldwide economic or other conditions could reduce the demand for cruises and passenger spending, adversely impacting our operating results, cash flows and financial condition including impairing the value of our goodwill, ships, trademarks and other assets and potentially affecting other critical accounting estimates where the change may be material to our operating results.
In addition to health and safety concerns, demand for cruises is affected by international, national, and local economic conditions. Weak or uncertain economic conditions may impact consumer confidence and pose a risk as vacationers postpone or reduce discretionary spending. This, in turn, may result in cruise booking slowdowns, decreased cruise prices and lower onboard revenues, even after the COVID-19 pandemic has ended and/or related health and safety concerns are reduced. Given the global nature of our business, we are exposed to many different economies and our business could be hurt by challenging conditions in any of our markets. Any significant deterioration of international, national, or local economic conditions, including those resulting from geopolitical events and/or international disputes and the current economic and employment impact of the COVID-19 pandemic in countries where many of our customers reside could result in a prolonged period of booking slowdowns, depressed cruise prices and/or reduced onboard revenues, even after the COVID-19 pandemic has ended and/or related health and safety concerns are reduced. Additionally, the continued impact of COVID-19 on the financial markets is complicated and we cannot predict its effect on geopolitical events and/or international trade policies as countries attempt to mitigate the impact of the pandemic and as they re-open their economies or re-implement lockdown measures. Additionally, uncertainties resulting from the United Kingdom’s recent exit from the European Union may impact our business.
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
We evaluate goodwill for impairment on an annual basis, or more frequently when circumstances indicate that the carrying value of a reporting unit may not be recoverable. A challenging operating environment, such as is currently being experienced under the impact of COVID-19, impacts affecting consumer demand or spending, the deterioration of general macroeconomic conditions, or other factors could result in a change to the future cash flows we expect to derive from our operations. Reductions of cash flows used in the valuation analyses may result in the recording of an impairment charge to a reporting unit’s goodwill. During the twelve months ended December 31, 2020, we recognized a Silversea Cruises’ goodwill impairment loss of $576.2 million. See Note 5. Goodwill to our consolidated financial statements under Item 1. Financial Statements for further information.
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
Although our ships can be redeployed, cruise sales and/or pricing may be impacted by the introduction of new ships into the marketplace, reductions in cruise capacity, overall market growth and deployment decisions of ourselves and our competitors. As of December 31, 2020, a total of 105 new ships with approximately 217,600 berths were on order for delivery through 2027 in the cruise industry, including 15 ships currently scheduled to be delivered to us. The further net growth in capacity from these new ships and future orders, without an increase in the cruise industry’s demand and/or share of the vacation market, could depress cruise prices and impede our ability to achieve yield improvement. Additionally, due to our global suspension of operations and the suspension of operations by other cruise operators, cruise prices and yield improvement are further at risk depending on how, when, and where global operations resume.
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
Certain provisions of our Articles of Incorporation and By-Laws and Liberian law may inhibit third parties from effectuating a change of control of the Company without approval from our board of directors which could result in the entrenchment of current management. These include provisions in our Articles of Incorporation that prevent third parties, other than A. Wilhelmsen AS and Cruise Associates and their permitted transferees, from acquiring beneficial ownership of more than 4.9% of our outstanding shares without the consent of our board of directors.
Compliance and Regulatory Risks
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
Our corporate affairs are governed by our Articles of Incorporation and By-Laws and by the Business Corporation Act of Liberia. The provisions of the Business Corporation Act of Liberia resemble provisions of the corporation laws of a number of states in the U.S. However, there are very few judicial cases in Liberia interpreting the Business Corporation Act of Liberia. While the Business Corporation Act of Liberia provides that it is to be applied and construed to make the laws of Liberia, with respect of the subject matter of the Business Corporation Act of Liberia, uniform with the laws of the State of Delaware and other states with substantially similar legislative provisions, there have been few Liberian court cases interpreting the Business Corporation Act of Liberia and we cannot predict whether Liberian courts would reach the same conclusions as United States courts. The right of shareholders to bring a derivative action in Liberian courts may be more limited than in U.S. jurisdictions. There may also be practical difficulties for shareholders attempting to bring suit in Liberia and Liberian courts may or may not recognize and enforce foreign judgments. Thus, our public shareholders may have more difficulty in protecting their interests with respect to actions by management, directors or controlling shareholders than would shareholders of a corporation incorporated in a U.S. jurisdiction.
General Risk Factors
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
We are exposed to market risk attributable to changes in foreign currency exchange rates, fuel prices and interest rates. Significant changes in any of the foregoing could have a material impact on our financial results, net of the impact of our hedging activities and natural offsets. Our operating results have been and will continue to be impacted, often significantly, by changes in each of these factors. The value of our earnings in foreign currencies is adversely impacted by a strong U.S. dollar. In addition, any significant increase in fuel prices could materially and adversely affect our business as fuel prices not only impact our fuel costs, but also some of our other expenses, such as crew travel, freight, and commodity prices. Mandatory fuel restrictions, may also create uncertainty related to the price and availability of certain fuel types potentially impacting operating costs and the value of our related hedging instruments. Also, a significant increase in interest rates could materially impact the cost of our floating rate debt.
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
As of December 31, 2020, approximately 89% of our shipboard employees were covered by collective bargaining agreements. A dispute under our collective bargaining agreements could result in a work stoppage of those employees covered by the agreements. We may not be able to satisfactorily renegotiate these collective bargaining agreements when they expire. In addition, existing collective bargaining agreements may not prevent a strike or work stoppage on our ships. We may also be subject to or affected by work stoppages unrelated to our business or collective bargaining agreements. Any such work stoppages or potential work stoppages could have a material adverse effect on our financial results, as could a loss of key employees, our inability to recruit or retain qualified personnel or disruptions among our personnel.
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
Our business is subject to various U.S. and international laws and regulations that could lead to enforcement actions, fines, civil or criminal penalties or the assertion of litigation claims and damages. In addition, improper conduct by our employees, agents or joint venture partners could damage our reputation and/or lead to litigation or legal proceedings that could result in civil or criminal penalties, including substantial monetary fines. In certain circumstances it may not be economical to defend against such matters and/or our legal strategy may not ultimately result in us prevailing in a matter. Such events could lead to an adverse impact on our financial condition or results of operations. In addition, we have experienced, and may continue to experience, increases in litigation pertaining to the COVID-19 crisis, including potential claims for non-refundable cash deposits. We cannot predict the quantum or outcome of any such proceedings and the impact that they will have on our financial results, but any such impact may be material. While some of these claims are covered by insurance, we cannot be certain that all of them will be, which could have an adverse impact on our financial condition or results of operations.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Information about our cruise ships, including their size, may be found within the Operating Strategies - Fleet upgrade and maintenance section and the Operations - Cruise Ships and Itineraries sections in Item 1. Business. Information regarding our cruise ships under construction, estimated expenditures and financing may be found within the Future Capital Commitments and Funding Needs and Sources sections of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
We also operate two private destinations which we utilize as ports-of-call on certain itineraries: (i) an island we own in the Bahamas which we call CocoCay; and (ii) Labadee, a secluded peninsula that we lease on the north coast of Haiti.
Item 3.    Legal Proceedings
As previously reported, two lawsuits were filed against Royal Caribbean Cruises Ltd. in August 2019 in the U.S. District Court for the Southern District of Florida under Title III of the Cuban Liberty and Democratic Solidarity Act, also known as the Helms-Burton Act. The complaint filed by Havana Docks Corporation ("Havana Docks Action") alleges it holds an interest in the Havana Cruise Port Terminal and the complaint filed by Javier Garcia-Bengochea (the "Port of Santiago Action") alleges that he holds an interest in the Port of Santiago, Cuba, both of which were expropriated by the Cuban Government. The complaints further allege that Royal Caribbean Cruises Ltd. trafficked in those properties by embarking and disembarking passengers at these facilities. The plaintiffs seek all available statutory remedies, including the value of the expropriated property, plus interest, treble damages, attorneys’ fees and costs. Royal Caribbean Cruises Ltd. filed its answer to each complaint in October 2019 and on October 15, 2020, and the Court dismissed the Port of Santiago Action with prejudice on the basis that the plaintiffs in that action lacked standing to bring the claim. This decision has been appealed by the plaintiffs. We believe we have meritorious defenses to the claims alleged in both the Havana Docks Action and the Port of Santiago Action, and we intend to vigorously defend ourselves against them. We believe that it is unlikely that the outcome of either action will have a material adverse impact to our financial condition, results of operations or cash flows. However, the outcome of litigation is inherently unpredictable and subject to significant uncertainties, and there can be no assurances that the final outcome of this case will not be material.
As previously reported, on October 7, 2020, a shareholder filed a putative class action complaint against us, and three officers, Richard Fain, Jason Liberty and Michael Bayley, in the United States District Court for the Southern District of Florida (the "Court"), alleging misrepresentations relating to COVID-19 in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, seeking unspecified damages on behalf of a purported class consisting of all persons and entities (subject to specified exceptions) that purchased or otherwise acquired our securities from February 4, 2020 through March 17, 2020. As previously disclosed, on October 27, 2020, a second complaint was filed by another shareholder against us and these same officers in the Court alleging the same misrepresentations relating to COVID-19. As is the case with the first action, the second action seeks unspecified damages on behalf of a purported class consisting of all persons and entities (subject to specified exceptions) that purchased or otherwise acquired our securities from February 4, 2020 through March 17, 2020. On December 23, 2020, these cases were consolidated with a new lead plaintiff, Indiana Public Retirement System. We cannot predict the duration or outcome of this lawsuit at this time, although management believes the claims are without merit. Depending on how this case progresses, it could be costly to defend and could divert the attention of management and other resources from operations. Accordingly, even if ultimately resolved in our favor, this action could have a material adverse effect on our business, financial condition, results of operations and liquidity. On February 25, 2021, the lead plaintiff filed with the Court a voluntary dismissal of the action without prejudice.
We are also routinely involved in other claims, regulatory investigations and inquiries, and consumer complaints, including those related to COVID-19, that are typical within the travel and tourism vacation industry. The majority of these claims are covered by insurance. We believe the outcome of such claims, net of expected insurance recoveries, will not have a material adverse impact on our financial condition or results of operations and cash flows.

Item 4.    Mine Safety Disclosures
None.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "RCL."
Holders
As of February 22, 2021, there were 1,296 record holders of our common stock. Since certain of our shares are held by brokers and other institutions on behalf of shareholders, the foregoing number is not representative of the number of beneficial owners.
Dividends
Holders of our common stock have an equal right, pro rata based on number of shares held, to share in our profits in the form of dividends when and if declared by our board of directors out of funds legally available, subject to any rights of holders of preferred stock if any. Holders of our common stock have no rights to any sinking fund.
There are no exchange control restrictions on remittances of dividends on our common stock by reason of our incorporation in Liberia because (1) we are and intend to maintain our status as a nonresident Liberian entity under the Liberia Revenue Code of 2000 as amended and the regulations thereunder, and (2) our ship-owning subsidiaries are not now engaged, and are not in the future expected to engage, in any business in Liberia, including voyages exclusively within the territorial waters of the Republic of Liberia. Under current Liberian law, no Liberian taxes or withholding will be imposed on payments to holders of our securities other than to a holder that is a resident Liberian entity or a resident individual or an individual or entity subject to taxation in Liberia as a result of having a permanent establishment within the meaning of the Liberia Revenue Code of 2000 as amended in Liberia.
The declaration of dividends shall at all times be subject to the final determination of our board of directors that a dividend is prudent at that time in consideration of the needs of the business. In connection with securing various financial covenant waivers, we agreed with certain of our lenders not to pay dividends until the end of the third quarter of 2022. In addition, in the event we thereafter declare a dividend, we will need to repay the amounts deferred under our export credit facilities as part of the principal amortization deferrals agreed with them during 2020 and 2021. Accordingly, we did not declare a dividend during the second, third and fourth quarters of 2020. Refer to Note 12. Shareholders' Equity to our consolidated financial statements under Item 8. Financial Statements and Supplemental Data for further information on dividends declared.
Share Repurchases
There were no repurchases of common stock during the quarter ended December 31, 2020. As of December 31, 2020, the 24-month common stock repurchase program authorized by our board of directors on May 9, 2018 had expired.
In connection with our debt covenant waivers, we agreed with certain of our lenders not to engage in stock repurchases until the end of the third quarter of 2022. In addition, in the event we engage in share repurchases, we will need to repay the amounts deferred under our export credit facilities as part of the principal amortization deferrals agreed with them during 2020 and 2021.

Performance Graph
The following graph compares the total return, assuming reinvestment of dividends, on an investment in the Company, based on performance of the Company's common stock, with the total return of the Standard & Poor's 500 Composite Stock Index ("S&P 500") and the Dow Jones United States Travel and Leisure Index for a five year period by measuring the changes in common stock prices from December 31, 2015 to December 31, 2020.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Royal Caribbean Cruises Ltd., the S&P 500 Index and the Dow Jones U.S. Travel & Leisure Index

$225
$200
$175
$150
$125
$100
$75
12/15
12/16
12/17
12/18
12/19
12/20
Royal Caribbean Cruises Ltd.
S&P 500
Dow Jones U.S. Travel & Leisure

	12/15	12/16	12/17	12/18	12/19	12/20
Royal Caribbean Cruises Ltd.	100.00	82.91	122.90	103.06	144.23	81.65
S&P 500	100.00	111.96	136.40	130.42	171.49	203.04
Dow Jones U.S. Travel & Leisure	100.00	107.57	133.19	125.74	155.84	158.56
The stock performance graph assumes for comparison that the value of the Company's common stock and of each index was $100 on December 31, 2015 and that all dividends were reinvested. Past performance is not necessarily an indicator of future results.

Item 6.    Selected Financial Data
The selected consolidated financial data presented below for the years ended December 31, 2016 through December 31, 2020 and as of the end of each such year, except for Adjusted Net (Loss) Income amounts, are derived from our audited consolidated financial statements and should be read in conjunction with those financial statements and the related notes as well as in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,
	2020	2019	2018 (1)	2017	2016
	(in thousands, except per share data)
Operating Data: (2)
Total revenues	$2,208,805	$10,950,661	$9,493,849	$8,777,845	$8,496,401
Operating (Loss) Income	$(4,601,557)	$2,082,701	$1,894,801	$1,744,056	$1,477,205
Net (Loss) Income (3)	$(5,775,130)	$1,907,600	$1,815,792	$1,625,133	$1,283,388
Net (Loss) Income attributable to Royal Caribbean Cruises Ltd.	$(5,797,462)	$1,878,887	$1,811,042	$1,625,133	$1,283,388
Adjusted Net (Loss) Income attributable to Royal Caribbean Ltd. (4)	$(3,924,579)	$2,002,847	$1,873,363	$1,625,133	$1,314,689
Per Share Data—Basic: (2)
Net (Loss) Income attributable to Royal Caribbean Cruises Ltd.	$(27.05)	$8.97	$8.60	$7.57	$5.96
Adjusted Net (Loss) Income attributable to Royal Caribbean Cruises Ltd.	$(18.31)	$9.56	$8.90	$7.57	$6.10
Weighted-average shares	214,335	209,405	210,570	214,617	215,393
Per Share Data—Diluted: (2)
Net (Loss) Income attributable to Royal Caribbean Cruises Ltd.	$(27.05)	$8.95	$8.56	$7.53	$5.93
Adjusted Net (loss) Income attributable to Royal Caribbean Cruises Ltd.	$(18.31)	$9.54	$8.86	$7.53	$6.08
Weighted-average shares and potentially dilutive shares	214,335	209,930	211,554	215,694	216,316
Dividends declared per common share	$0.78	$2.96	$2.16	$1.71	$1.35
Balance Sheet Data:
Total assets (5) (6)	$32,465,187	$30,320,284	$27,698,270	$22,360,926	$22,310,324
Total debt, including commercial paper and capital leases	$19,329,043	$11,034,876	$10,777,699	$7,539,451	$9,387,436
Common stock	$2,652	$2,365	$2,358	$2,352	$2,346
Total shareholders' equity	$8,760,669	$12,163,846	$11,105,461	$10,702,303	$9,121,412
___________________________________________________________________
(1)On July 31, 2018, we acquired a 66.7% equity stake in Silversea Cruise Holding Ltd ("Silversea Cruises"). Refer to Note 1. General, Note 3. Business Combinations and Note 11. Redeemable Noncontrolling Interest to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for information on the Silversea Cruises acquisition.
(2)Operating Data and Per Share Data amounts in 2020 reflect the impact of our 2020 suspension of operations due to the COVID-19 pandemic, including impairment charges and credit losses of $1.6 billion incurred related to the impairment of goodwill and trademarks and trade names attributable to our Silversea Cruises reporting unit, and long-lived assets as well as credit losses mostly on receivables related to our sale of property and equipment.
(3)Amount for 2017 includes a gain of $30.9 million related to the sale of Legend of the Seas.
(4)For 2020, 2019 and 2018, refer to Financial Presentation and Results of Operations under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for the definition of Adjusted Net Income and a reconciliation of Adjusted Net Income to Net income.
(5)We reclassified prepaid commissions of $64.6 million from Customer deposits to Prepaid expenses and other assets in our consolidated balance sheet as of December 31, 2017 in order to conform to the current year presentation.

(6)Upon adoption of the new Lease accounting guidance effective January 1, 2019, we recognized right-of-use assets relating to operating leases within Operating lease right-of-use assets in our consolidated balance sheet. As of December 31, 2019, we reported Operating lease right-of-use assets of $687.6 million in our consolidated balance sheet. The comparative information presented has not been recast and continues to be reported under the accounting standards in effect for those periods. For further information on leases, refer to Note 10. Leases, to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Concerning Forward-Looking Statements
The discussion under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document, includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding our expectations for the first quarter and full year of 2021, business and industry prospects or future results of operations or financial position, made in this Annual Report on Form 10-K are forward-looking. Words such as "anticipate," "believe," "could," "estimate," "expect," "goal," "intend," "may," "plan," "project," "seek," "should," "will," "driving" and similar expressions are intended to further identify any of these forward-looking statements. Forward-looking statements reflect management's current expectations but they are based on judgments and are inherently uncertain. Furthermore, they are subject to risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to, those discussed in this Annual Report on Form 10-K and, in particular, the risks discussed under the caption "Risk Factors" in Part I, Item 1A herein.
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
•a discussion of our results of operations for the year ended December 31, 2020 compared to the same period in 2019;
•a discussion of our business outlook, and
•a discussion of our liquidity and capital resources, including our future capital and contractual commitments and potential funding sources.
A discussion of our results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018 is included in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 25, 2020, as updated by our Current Report on Form 8-K dated May 13, 2020, and is incorporated by reference into this Form 10-K.

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
Liquidity and COVID-19
The effects of COVID-19 have had and continue to have a material negative impact on our operations, financial results and liquidity. The full extent of the impact will be determined by the length of time COVID-19 influences our industry and our eventual gradual return to service. Given the ongoing effects of COVID-19 on our operations and global bookings, we have identified the estimation of our future liquidity requirements as a critical accounting policy.
The estimation of our future liquidity requirements includes numerous assumptions that are subject to various risks and uncertainties. The principal assumptions used to estimate our future liquidity requirements during our out-of-service period consist of:
•Expected date of return to operations;
•Expected gradual resumption of cruise operations;
•Expected lower than comparable historical occupancy levels during the resumption of cruise operations; and
•Expected incremental expenses for the resumption of cruise operations, for the maintenance of additional public health protocols and procedures for additional regulations.
The assumptions used to estimate our liquidity requirements are frequently and continuously evaluated because of the unprecedented non-operational environment we are experiencing due to COVID-19. In addition, the magnitude, duration and speed of the global pandemic continues to be uncertain. As a result, we have made reasonable estimates and judgments of the impact of COVID-19 on our liquidity within our financial statements and there may be changes to those estimates in future periods.
We have taken and will continue to take actions to improve our liquidity, including:
•Reduction of capital expenditures;
•Reduction of operating expenses (including furloughing staff and laying up vessels);
•Amending credit agreements to defer payments and covenant requirements, as well as extend maturity dates;
•Raising capital through debt and stock issuances; and
•Suspending dividend payments.
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
We believe we have made reasonable estimates for ship accounting purposes. However, should certain factors or circumstances cause us to revise our estimates of ship useful lives or projected residual values, depreciation expense could be materially higher or lower. If circumstances cause us to change our assumptions in making determinations as to whether ship improvements should be capitalized, the amounts we expense each year as repairs and maintenance costs could increase, partially offset by a decrease in depreciation expense. If we had reduced our estimated average ship useful life by one year, depreciation expense for 2020 would have increased by approximately $157.3 million. If our ships were estimated to have no residual value, depreciation expense for 2020 would have increased by approximately $345.3 million. We have evaluated our estimated ship useful lives and projected residual values in light of our current environment and determined that there are no changes to these estimates based on our return to service expectations.
Business Combinations
On July 31, 2018, we acquired a 66.7% equity stake in Silversea Cruises for $1.02 billion in cash and contingent consideration. Refer to Note 3. Business Combination to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information on the acquisition.
On July 9, 2020, we acquired the remaining 33.3% interest in Silversea Cruises that we did not already own (the "noncontrolling interest") from Heritage. As a result of the acquisition of the noncontrolling interest, Silversea Cruises is now a wholly owned cruise brand. As consideration for the noncontrolling interest, we issued to Heritage 5.2 million shares of common stock, par value $0.01 per share, of Royal Caribbean Cruises Ltd. Pursuant to the agreement governing the acquisition, among other things, the parties terminated any existing obligation to issue Heritage any contingent consideration, at fair value, in connection with our acquisition of a 66.7% interest in Silversea Cruises on July 31, 2018. The share purchase did not result in a change of control. The purchase was accounted for as an equity transaction and no gain or loss was recognized in earnings. Refer to Note 11. Redeemable Noncontrolling Interest to our consolidated financial statements under Item 8. Financial

Statements and Supplementary Data for further information regarding our acquisition of Silversea Cruises' noncontrolling interest.
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
Uncertain tax positions and tax-related valuation allowances are initially established in connection with a business combination as of the acquisition date. Our purchase price measurement period for the Silversea Cruises 2018 acquisition was closed during 2019.
Any contingent consideration is estimated at fair value at the acquisition date. Liability-classified contingent consideration is remeasured each reporting period, with changes in fair value recognized in earnings until the contingent consideration is settled.
Valuation of Goodwill, Indefinite-Lived Intangible Assets and Long-Lived Assets
We review goodwill and indefinite-lived intangible assets for impairment at the reporting unit level annually or, when events or circumstances dictate, more frequently. The impairment review for goodwill consists of a qualitative assessment of whether it is more-likely than-not that a reporting unit's fair value is less than its carrying value, and if necessary, a goodwill impairment test. Factors to consider when performing the qualitative assessment include general economic conditions, limitations on accessing capital, changes in forecasted operating results, changes in fuel prices and fluctuations in foreign exchange rates.
The goodwill impairment analysis consists of a comparison of the fair value of the reporting unit with its carrying value. We typically estimate the fair value of our reporting units using a probability-weighted discounted cash flow model, which may also include a combination of a market-based valuation approach. The estimation of fair value utilizing discounted expected future cash flows includes numerous uncertainties which require our significant judgment when making assumptions of expected revenues, operating costs, marketing, selling and administrative expenses, interest rates, ship additions and retirements as well as assumptions regarding the cruise vacation industry's competitive environment and general economic and business conditions, among other factors. The principal assumptions used in the discounted cash flow model for our 2020 impairment assessments were:
•The timing of our return to service, changes in market conditions and port or other restrictions;
•Forecasted net revenues, primarily the timing of returning to normalized operations, occupancy rates from existing and expected ship deliveries, including options, and terminal growth rate; and
•Weighted average cost of capital (i.e., discount rate).
The discounted cash flow model uses the most current projected operating results for the upcoming fiscal year as a base. To that base, we add future years' cash flows based on multiple revenue and expense scenarios reflecting the impact of various return to service management assumptions beyond the base year on the reporting unit. We discount the projected cash flows using rates specific to the reporting unit based on its weighted-average cost of capital.
If the fair value of the reporting unit exceeds its carrying value, no write-down of goodwill is required. As amended by ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment, if the fair value of the reporting unit is less than the carrying value of its net assets, an impairment is recognized based on the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to such reporting unit.
The impairment review for indefinite-life intangible assets can be performed using a qualitative or quantitative impairment assessment. The quantitative assessment consists of a comparison of the fair value of the asset with its carrying value. We estimate the fair value of these assets using a discounted cash flow model and various valuation methods depending on the nature of the intangible asset, such as the relief-from-royalty method, for trademarks and trade names. The principal assumptions used in the discounted cash flow model for our 2020 impairment assessments were:

•Forecasted net revenues, primarily the timing of returning to normalized operations, occupancy rates from existing and expected ship deliveries, including options, and terminal growth rate;
•Royalty rate; and
•Weighted average cost of capital (i.e., discount rate).
If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. If the fair value exceeds its carrying value, the indefinite-life intangible asset is not considered impaired. Other intangible assets assigned finite useful lives are amortized on a straight-line basis over their estimated useful lives. Refer to Note 6. Intangible Assets to our consolidated financial statements under Item 8. Financial Statements and Supplemental Data for further information on indefinite-life intangible assets.
We review our ships and other long-lived assets for impairment whenever events or changes in circumstances indicate, based on estimated undiscounted future cash flows, that the carrying value of these assets may not be fully recoverable. We evaluate asset impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The lowest level for which we maintain identifiable cash flows that are independent of the cash flows of other assets and liabilities is at the ship level for our ships. If estimated future cash flows are less than the carrying value of an asset, an impairment charge is recognized to the extent its carrying value exceeds fair value. Refer to Note 7. Property and Equipment to our consolidated financial statements under Item 8. Financial Statements and Supplemental Data for further information on determination of fair value for long-lived assets.
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
The outbreak of COVID-19 has resulted in an unprecedented global response to contain the spread and control the resurgence of the disease. These global efforts have resulted in travel restrictions and created significant uncertainty regarding worldwide port closures and availability of ports and destinations generally. As part of the global containment effort, the Company previously announced a voluntary suspension of its Global Brands' cruise operations through at least April 30, 2021, for most of our cruise operations.
As a result of the developments in 2020, we performed interim impairment evaluations, in addition to our annual impairment reviews, of certain of our goodwill, indefinite-lived intangible assets and long-lived assets in connection with the preparation of our 2020 quarterly and annual financial statements, as further discussed below.
Royal Caribbean International Reporting Unit
We performed interim impairment evaluations of Royal Caribbean International’s goodwill in connection with the preparation of our quarterly financial statements for the periods ended March 31, 2020 and June 30, 2020 due to the significant impact that COVID-19 has had on our projected cash flows and triggering events identified in those quarters. Our extended suspension of our operations and the possibility of further extensions created some uncertainty in forecasting the operating results and future cash flows used in our impairment analyses. As a result of the tests, we determined that the fair value of the Royal Caribbean International reporting unit exceeded its carrying value by approximately 30% and 8% as of March 31, 2020 and June 30, 2020, respectively, resulting in no impairment to the Royal Caribbean International goodwill in those periods. The fair value of the Royal Caribbean International reporting unit as of March 31, 2020 was determined using a discounted cash flow model and a probability-weighted discounted cash flow model in combination with a market based valuation approach for the June 30, 2020 and November 30, 2020 assessments. We did not perform interim impairment evaluation of Royal Caribbean International's goodwill during the quarter ended September 30, 2020 as no triggering events were identified.
During the fourth quarter of 2020, we performed our annual impairment review of goodwill for Royal Caribbean International's reporting unit. We did not perform a qualitative assessment but instead proceeded directly to the goodwill impairment test. As a result of the test, we determined the fair value of the Royal Caribbean International reporting unit exceeded its carrying value by approximately 14% resulting in no impairment to Royal Caribbean International's goodwill. As of December 31, 2020, the carrying value of goodwill attributable to our Royal Caribbean reporting unit was $296.6 million.
Silversea Cruises Reporting Unit
We performed interim impairment evaluations of Silversea Cruises’ goodwill and trade name in connection with the preparation of our financial statements for the quarter ended March 31, 2020. As a result of these analyses, we determined that the carrying value of the Silversea Cruises reporting unit exceeded its fair value. Similarly, we determined that the carrying value of Silversea Cruises’ trade name exceeded its fair value. Accordingly, upon the completion of the impairment test, we recognized impairment charges of $576.2 million and $30.8 million for goodwill and the trade name, respectively, during the quarter ended March 31, 2020. We estimated the fair value of the Silversea Cruises reporting unit using a probability-weighted discounted cash flow model in combination with a market based valuation approach. We did not perform interim impairment evaluations of Silversea Cruises' reporting unit or trade names during the quarters ended June 30, 2020 and September 30, 2020 as no triggering events were identified.
During the fourth quarter of 2020, we performed our annual impairment review of Silversea Cruises' goodwill. We did not perform a qualitative assessment but instead proceeded directly to the goodwill impairment test. As a result of the test, we determined the fair value of the Silversea Cruises reporting unit exceeded its carrying value by approximately 12%, resulting in no impairment to Silversea Cruises' goodwill. As of December 31, 2020, the carrying value of goodwill attributable to our Silversea Cruises reporting unit was $508.6 million.
During the fourth quarter of 2020, we performed our annual impairment review of Silversea Cruises' trade name. As a result of the quantitative test, we determined that the fair value of the Silversea Cruises' trade name exceeded its carrying value by approximately 3%, resulting in no impairment to Silversea Cruises' trade name. We will continue to closely monitor the change in fair value of the Silversea Cruises' trade name. Any further adverse developments due to COVID-19 or other events affecting the projected cash flows for Silversea Cruises may lead to further impairment of the Silversea Cruises' trade name. As of December 31, 2020 and 2019, the carrying value of indefinite-life intangible assets was $321.5 million and $352.3 million, respectively, which primarily relates to the Silversea Cruises trade name.
Long-lived Assets
Events surrounding the COVID-19 pandemic negatively impacted the expected undiscounted cash flows of certain of our long-lived assets. We evaluated these assets during the year ended 2020 pursuant to our long-lived asset impairment test which resulted in an impairment charge of $464.2 million during the year ended December 31, 2020, to write down certain ships operated by our Global Brands to their estimated fair values. The amount also includes impairment charges for ships that our Global Brands disposed of during 2020 as well as the three Azamara ships.
We also recorded impairment charges of $171.3 million during the year ended December 31, 2020 for the three ships that we chartered to Pullmantur Holdings prior to the filing of the Pullmantur reorganization. During the quarter ended September 30, 2020, we sold the ships to third parties for amounts approximating their carrying values and no further impairment was recorded.
During the year ended December 31, 2020, we also determined that certain construction in progress projects would be reduced in scope or would no longer be completed as a result of our capital cost containment measures in response to the COVID-19 impact on our liquidity. This led to an impairment charge of $91.5 million of construction in progress assets reported in Property and equipment, net.
In addition, during the year ended December 31, 2020, we identified that the undiscounted cash flows for certain right-of-use assets were less than their carrying values due to the negative impact of COVID-19. We evaluated these assets pursuant to our long-lived asset impairment test, resulting in an impairment charge of $65.9 million to write down these assets to their estimated fair values during the year ended December 31, 2020.
The combined impairment charge of $1.5 billion primarily related to our goodwill, trademarks and trade names, vessels, construction in progress, and right-of-use assets were recognized in earnings during the year ended December 31, 2020 and is reported within Impairment and credit losses within our consolidated statements of comprehensive income (loss). These impairment assessments and the resulting charges were determined based on management’s current estimates and projections using information through the time of the issuance of these financial statements. The adverse impact that COVID-19 will continue to have on our business, operating results, cash flows and overall financial condition is uncertain and may result in changes to the assumptions used in the impairment tests discussed above, which may result in additional impairments of our goodwill, indefinite-lived intangible assets and long-lived assets in the future. Refer to Risk Factors in Part 1, Item 1A. for further discussion on risks related to the COVID-19 pandemic.
Derivative Instruments
We enter into various forward, swap and option contracts to manage our interest rate exposure and to limit our exposure to fluctuations in foreign currency exchange rates and fuel prices. These instruments are recorded on the balance sheet at their fair value and the vast majority are designated as hedges. We also use non-derivative financial instruments designated as hedges of our net investment in our foreign operations and investments. Although certain of our derivative financial instruments do not qualify or are not accounted for under hedge accounting, we do not hold or issue derivative financial instruments for trading or other speculative purposes. We account for derivative financial instruments in accordance with authoritative guidance. Refer to Note 2. Summary of Significant Accounting Policies and Note 19. Commitments and Contingencies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for more information on related authoritative guidance, the Company's hedging programs and derivative financial instruments.

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
The current suspension of our cruise operations due to the COVID-19 pandemic and our 2020 and expected 2021 ship disposals resulted in reductions to our forecasted fuel purchases. As of December 31, 2020, we discontinued cash flow hedge accounting on 0.6 million metric tons of our fuel swap agreements maturing in 2020 and 2021, which resulted in the reclassification of a net $104.4 million loss from Accumulated other comprehensive loss to Other expense during the year ended December 31, 2020. Changes in the fair value of fuel swaps for which cash flow hedge accounting was discontinued are currently recognized in Other expense each reporting period.
Future suspension of our operations or modifications to our itineraries may affect our expected forecasted fuel purchases which could result in further discontinuance of fuel swap cash flow hedge accounting and the reclassification of deferred gains or losses from Accumulated other comprehensive loss into earnings. Refer to Risk Factors in Part 1, Item 1A. for further discussion on risks related to the COVID-19 pandemic.
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
Adjusted Net (Loss) Income represents net (loss) income less net income attributable to noncontrolling interest excluding certain items that we believe adjusting for is meaningful when assessing our performance on a comparative basis. For the periods presented, these items included (i) asset impairment and credit losses recorded in 2020 as a result of the impact of COVID-19; (ii) equity investment impairment charges recorded in the first quarter of 2020 as a result of the impact of COVID-19; (iii) currency translation losses recognized in connection with the ships that were previously chartered to Pullmantur; (iv) the estimated cash refund expected to be paid to Pullmantur guests and other expenses incurred as part of the Pullmantur S.A. reorganization; (v) restructuring charges incurred in relation to the reduction in our U.S. workforce and other initiatives expenses in 2020 and the reorganization of our international sales and marketing structure primarily in 2019; (vi) the amortization of non-cash debt discount on our convertible notes; (vii) loss on the extinguishment of debt; (viii) the amortization of the Silversea Cruises intangible assets resulting from the 2018 acquisition; (ix) the noncontrolling interest adjustment to exclude the impact of the contractual accretion requirements associated with the put option held by Heritage Cruise Holding Ltd. ("Heritage"), prior to the July 2020 noncontrolling interest purchase; (x) the change in fair value in the Silversea Cruises contingent consideration; (xi) net insurance recoveries or costs related to the collapse of the drydock structure at the Grand Bahama Shipyard involving Oasis of the Seas; (xii) transaction costs related to the 2018 Silversea Cruises acquisition; (xiii) the impairment loss and other costs related to the exit of our tour operations business; (xiv) the impairment loss related to Skysea Holding; and (xv) the impact of the change in accounting principle related to the recognition of stock-based compensation expense from the graded attribution method to the straight-line attribution method for time-based stock awards.
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
Although discussed in prior periods, we did not report nor reconcile our Gross Yields, Net Revenues, Net Yields, Gross Cruise Costs, Net Cruise Costs and Net Cruise Costs Excluding Fuel, as defined in our Annual Report on Form 10-K for twelve months ended December 31, 2019. Historically, we have utilized these financial metrics to measure relevant rate comparisons to other periods. However, our 2020 reduction in capacity and revenues and the shift in the nature of our running costs due to the suspension of our operations as a result of the COVID-19 pandemic ("COVID-19") do not allow for a meaningful comparison to the prior period metrics and as such these metrics have been excluded from this report.
Recent Developments: COVID-19
The disruptions to our operations resulting from COVID-19 have had, and continue to have, a material negative impact on our financial condition and results of operations. The outbreak of COVID-19 has resulted in an unprecedented global response to contain the spread of the disease. These global efforts have resulted in travel restrictions and created significant uncertainty regarding worldwide port closures and availability of ports and destinations generally. As part of the global containment effort, we previously announced a voluntary suspension of our Global Brands’ cruise operations beginning March 13, 2020, which has been extended through at least April 30, 2021, for most of our cruise operations.
We continue to work with government and health authorities across the globe to address the unique public health challenges posed by COVID-19 and expect to re-start our global cruise operation in a phased manner. Notably, we resumed limited cruise operations outside of the U.S. in July and September with TUI Cruises and Hapag-Lloyd, respectively, for a limited period. Recently, we also received approval from the Singaporean Government to resume sailings out of Singapore. As a result, Quantum of the Seas, a ship from the Royal Caribbean International fleet, resumed cruising from Singapore in December 2020. These initial cruises are and will most likely continue to take place with reduced guest occupancy, modified itineraries and enhanced health protocols developed in collaboration with governments and health authorities.
CDC Framework for Conditional Sailing Order
On and effective as of October 30, 2020, the U.S. Centers for Disease Control and Prevention ("CDC") issued a Framework for Conditional Sailing Order (the “Conditional Order”) that will conditionally permit cruise ship passenger operations in U.S. waters under certain conditions and using a phased approach. The Conditional Order replaces the CDC’s No Sail Order that expired on October 31, 2020 and will remain in effect until the earlier of (1) the expiration of the Secretary of Health and Human Services’ declaration that COVID-19 constitutes a public health emergency, (2) the rescission or modification by the CDC Director of the Conditional Order based on specific public health or other considerations, or (3) November 1, 2021. See Part I. Item 1. Business - Regulation for further details on the Conditional Order.
We are working with both the CDC and the Healthy Sail Panel ("HSP"), formed in June 2020 by us and Norwegian Cruise Line Holdings Ltd. and composed of leading experts in relevant fields, including epidemiology, infectious diseases, public policy and regulation, engineering and general health safety, to prepare and develop our plan to meet the framework for the Conditional Order. While the Conditional Order represents an important step in our return to service, many uncertainties remain as to the specifics, timing and costs of administering and implementing the requirements of the Conditional Order, some of which may be significant. Further, the Conditional Order contemplates that the CDC may issue additional requirements through technical instructions or orders as needed and that the phases described above will be further determined based on public health considerations, including the trajectory of the pandemic and the ability of cruise ship operators to successfully employ measures that mitigate the risk of COVID-19. Based on our assessment of these conditions or for other reasons, we may determine it necessary to further extend our voluntary suspension of our Global Brands’ cruise sailings which currently extends through at least April 30, 2021, for most of our cruise operations.
Update on Bookings
Booking activity for the second half of 2021 is aligned with our anticipated resumption of cruises. Pricing on these bookings is higher than 2019 both including and excluding the dilutive impact of future cruise credits (FCCs). While the brands are still in the process of opening for sale the remainder of their 2022/2023 seasons, first and second quarter 2022 sailings have been open for some time. Cumulative advance bookings for the first half of 2022 are within historical ranges and at higher prices. This was achieved with minimal sales and marketing spend, which we believe highlights a strong long-term demand for cruising.

Since our last quarterly filing, approximately 75% of bookings made for 2021 are new and the rest are due to the redemption of FCCs and our “Lift & Shift” program. We continue to provide guests who were booked on a suspended sailing with the option to request a refund, to receive an FCC, or to “lift and shift” their booking to the following year.
As of December 31, 2020, we had $1.8 billion in customer deposits of which approximately 50% are FCCs and the rest are related to new bookings. Approximately 53% of the guests booked on cancelled sailings since our suspension of operations have requested cash refunds.
Update on Recent Liquidity Actions and Ongoing Uses of Cash
As of December 31, 2020, we had liquidity of approximately $4.4 billion in the form of cash and cash equivalents of $3.7 billion and a $0.7 billion one-year commitment through August 12, 2021, for a 364-day term loan facility. As of December 31, 2020, our revolving credit facilities were fully utilized through a combination of amounts drawn and letters of credit issued under the facilities. Given the current environment, we continue to prioritize and bolster liquidity through significant cost and capital expenditure reductions, cash conservation and additional financing sources, as described below, to ensure that we are well positioned for recovery.
Reduced Operating Expenses
We have taken significant actions to reduce operating expenses during the suspension of our global cruise operations. In particular, we:
•significantly reduced ship operating expenses, including crew payroll, food, fuel, insurance and port charges;
•further reduced operating expenses as the Company’s ships transitioned during the year into various levels of layup;
•eliminated or significantly reduced marketing and selling expenses in 2020;
•reduced and furloughed our workforce, with approximately 23% of our US shoreside employee base being impacted; and
•suspended travel for shoreside employees and instituted a hiring freeze across the organization.•
We may seek to further reduce our average monthly expenses under a further prolonged non-revenue scenario and during the restart of operations. This includes consideration of additional vessels heading to cold layup as well as further assessment of our shoreside workforce, including those coming back from furlough.
Reduced Capital Expenditures
Since the start of February 2020, we have identified approximately $4.2 billion of total capital expenditure reductions or deferrals in 2020 and 2021. The reductions or deferrals of capital expenditures are comprised of the following:
•$1.4 billion of non-newbuild, discretionary capital expenditures; and
•$2.8 billion in reduced spend or deferred installment payments for newbuild related payments which we are currently finalizing.
COVID-19 has impacted shipyard operations which have and will continue to result in delays of our previously contracted ship deliveries. During 2021, the Company expects the delivery of Odyssey of the Seas and Silver Dawn during the first and fourth quarters, respectively. As it relates to 2022, the Company has two ship deliveries scheduled: Wonder of the Seas and Celebrity Beyond. The exact durations of the ship delivery delays are currently under discussion with the impacted shipyards.
Debt Maturities, New Financings and Other Liquidity Actions
Since the start of February 2020, we have taken several additional actions to further improve our liquidity position and manage cash flow. In particular, we:
•    increased the capacity under our unsecured revolving credit facilities by $0.6 billion, and fully drew on both facilities;
•    entered into a $2.35 billion 364-day senior secured loan agreement in March of 2020, which was repaid in May of 2020 with proceeds from the $3.32 billion senior secured notes ("Secured Notes") discussed below;
•    issued $3.32 billion in Secured Notes, of which $1.0 billion is due in 2023 and $2.32 billion is due in 2025. The previously mentioned $2.35 billion, 364-day senior secured loan was repaid in its entirety with a portion of the proceeds of these notes. The Secured Notes are unconditionally guaranteed by Celebrity Cruises Holdings Inc., Celebrity Cruises Inc. and certain of our wholly-owned vessel-owning subsidiaries. $1.66 billion of the obligations under the Secured Notes and the related guarantees are secured by first priority security interests in collateral, which includes certain of our material intellectual property, a pledge of 100% of the equity interests of certain of our vessel-owning subsidiaries and mortgages on the 28 vessels owned by such subsidiaries;

•    secured deferrals of existing debt amortization under our export-credit backed debt facilities which increased the Company’s liquidity by an additional $1.5 billion;
•issued $1.0 billion senior guaranteed notes (“Unsecured Notes”) maturing 2023;
•issued $1.725 billion senior convertible notes maturing 2023;
•qualified for a government commercial paper program by the Bank of England and issued £300.0 million, or approximately $409.9 million, of unsecured commercial paper thereunder;
•secured a commitment for a $700.0 million 364-day term loan facility available for draw any time prior to August 12, 2021;
•issued approximately 22.6 million shares of common stock for approximately $1.6 billion; and
•    agreed with certain of our lenders that we will not pay dividends or engage in stock repurchases until at least the end of the third quarter of 2022.
Expected debt maturities for 2021 are $0.4 billion, assuming completion of a remaining $0.4 billion in ship principal amortization deferrals. We estimate our cash burn to be, on average, in the range of approximately $250 million to $290 million per month during a prolonged suspension of operations. This range includes all interest expenses, ongoing ship operating expenses, administrative expenses, hedging costs, expected necessary capital expenditures (net of committed financings in the case of newbuilds) and excludes changes in customer deposits, commissions, principal repayments, and fees and collateral postings related to financing and hedging activities.
As we return our fleet into service, we have incurred, as it relates to existing operations, and will incur incremental spend as we bring the ships out of their various levels of layup, return the crew to our vessels, take the necessary steps to ensure compliance with the recommended protocols and gear up our sales and marketing activities.
We continue to identify and evaluate further actions to enhance our liquidity and support our recovery. These include and are not limited to further reductions in capital expenditures, operating expenses and administrative costs and additional financings, and refinancings.
Both our non-export credit agency facilities and our export credit agency (“ECA”) facilities contain covenants that require us, among other things, to maintain a fixed charge coverage ratio of at least 1.25x and limit our net debt-to-capital ratio to no more than 62.5%, and under certain facilities, to maintain minimum shareholders’ equity. During the course of 2020, we amended our export credit facilities, substantially all of our non-export credit facilities totaling an outstanding amount of $11.2 billion as of December 31, 2020, and our credit card processing agreements in order to waive the applicable financial covenants through and including the fourth quarter of 2021. The remainder of our credit facilities with financial covenants (totaling $130 million as of December 31, 2020) benefit from a financial covenant waiver through and including the first quarter of 2021. Certain of these amended agreements impose a monthly-tested liquidity covenant. As of December 31, 2020, the minimum liquidity requirement was $350.0 million. Pursuant to these amendments, we have also agreed that we will not pay cash dividends or effectuate share repurchases during the waiver period unless we are in compliance with the fixed charge coverage covenant as of the end of the most recently completed quarter for the duration of the waiver period.
During the first quarter of 2021, we amended $4.9 billion of our non-export credit facilities and certain of our credit card processing agreements to extend the waiver of the financial covenants through and including the third quarter of 2022 or, if earlier, that date falling after January 1, 2022 on which we elect to comply with the modified covenants. In addition, pursuant to the amendments, we have modified the manner in which such covenants are calculated (temporarily in certain cases and permanently in others) as well as the levels at which our net debt to capitalization covenant will be tested during the period commencing immediately following the end of the waiver period and continuing through the end of 2023. The amendments also increase the monthly-tested minimum liquidity covenant to $500 million for the duration of the waiver period (subject to reduction to $350 million, if we raise at least $500 million of additional capital). Pursuant to these amendments, the restrictions on paying cash dividends and effectuating share repurchases were extended through and including the third quarter of 2022.
As of December 31, 2020, we were in compliance with the applicable minimum liquidity covenant and we estimate that we will be in compliance for at least the next twelve months. Refer to Note 9. Debt for further information regarding our debt covenants.
During the first quarter of 2021, we also amended $6.2 billion of our export credit facilities to extend the waiver of the financial covenants through and including at least the end of the third quarter of 2022. These amendments also allow for the deferral of up to $1.1 billion of principal payments due between April 2021 and April 2022 subject to the satisfaction of various conditions precedent. As of February 19, 2021, the conditions precedent have been satisfied for 13 of the 15 amended facilities, which will allow us to defer $0.8 billion of amortization payments due during this period. There can be no assurances that the conditions precedent will be met for the remaining two facilities. The deferred amounts will be repayable semi-annually over a five-year period starting in April 2022. Pursuant to these amendments, we have agreed to implement the same liquidity covenant that applies in our non-export credit facilities. The amendments also provide for mandatory prepayment of the deferred amounts upon the taking of certain actions. Subject to a number of carve-outs, these include, but are not limited to, issuance of dividends, completion of share repurchases, issuances of debt other than for crisis and recovery purposes, the making of loans and the sale of assets other than at arm’s length.
In addition, in the fourth quarter of 2020 and the first quarter of 2021, we entered into amendments to our drawn and undrawn ECA facilities to provide for the issuance of guarantees in satisfaction of existing obligations under these facilities. Following issuance, which in the case of the undrawn facilities, will occur once the debt is drawn, the guarantees will be released under certain circumstances as other debt is repaid or refinanced on an unsecured and unguaranteed basis. In connection with and following the issuance of the guarantees, the guarantor subsidiaries are restricted from issuing additional guarantees in favor of lenders, other than those lenders who are party to the ECA facilities, and certain of the guarantor subsidiaries are restricted from incurring additional debt. In addition, the ECA facilities will benefit from guarantees to be issued by intermediary parent companies of subsidiaries that take delivery of any new vessels subject to export-credit backed financing.

Executive Overview
During 2020, the world was heavily impacted by the COVID-19 pandemic. As part of the containment effort resulting from the global pandemic, we implemented a voluntary suspension of our cruise operation beginning March 13, 2020, which has been extended through at least April 30, 2021, for most of our cruise operations. As a result, we cancelled almost 2,000 sailings that were originally scheduled to sail in 2020.
Throughout the COVID-19 pandemic, our focus has been on the safety and well-being of our guests and crew, the care of our fleet, and the strength of our liquidity position. We repatriated 46,998 crew members, moved our whole fleet into various level of lay-up and formed an expert panel with Norwegian Cruise Line Holdings, called the Healthy Sail Panel ("HSP"), to develop a comprehensive set of enhanced health and safety protocols. Based on the detailed scientific recommendations of the HSP we were able to successfully resume operations in Singapore, with Quantum of the Seas, and in Europe with TUI Cruises and Hapag-Lloyd.
Since the suspension of our global cruise operation, we have taken aggressive actions to enhance our liquidity, preserve cash and obtain additional financing. During 2020, we raised approximately $9.3 billion of new capital through a combination of bond issuances, common stock public offerings and other loan facilities. We also reduced our steady-state monthly cruise operating expenses by approximately 80% and reduced the 2020 capital expenditures by $3.0 billion. In addition, in the second quarter of 2020 and the first quarter of 2021, we amended our export credit facilities to allow for the deferral of $1.5 billion of principal amortization through April 2022. We also amended over $11 billion of commercial bank and export credit facilities to provide covenant waivers through at least the third quarter of 2022. Given the current environment, we continue to prioritize and bolster our liquidity, working to ensure we are well positioned for recovery. Our average cash burn rate continues to be within the range of $250 million - $290 million per month during this prolonged suspension of operations, despite increased interest expenses from additional financing.
During the year ended December 31, 2020, we executed several measures to structurally reduce our cost base, realign our capital allocation and improve our scale and margins. Besides working on reducing our G&A expenses and streamlining our procurement efforts, we successfully divested three of our oldest and less efficient ships, Empress of the Seas, Majesty of the Seas and Celebrity Xperience and are assisting in the reorganization in Spanish courts of Pullmantur Cruceros. We also acquired the remaining share of Silversea without impacting our liquidity and expanded our joint-venture with TUI Cruises to include Hapag-Lloyd Cruises. Despite disruptions in shipyard operations, we successfully took delivery of three new ships – Celebrity Apex, Silver Moon and Silver Origin. Moreover, in January 2021, we entered into a definitive agreement to sell our Azamara brand to Sycamore Partners in an all-cash transaction which is expected to close in the first quarter of 2021. The deal includes Azamara’s three-ship fleet and associated intellectual property. By reshaping our fleet’s efficiency and the corporations’ cost structure we are aligning our company to better support our operating leverage and earnings growth during our recovery.
As the pandemic persists, we will continue to search for further opportunities in our operations. As important, we are also focusing on our healthy return-to-service program, as well as returning to financial health.
We continue to work and collaborate with the HSP, epidemiological and policy experts, health authorities and various governments around the globe to ensure a healthy and safe return to cruising for guests, crew and the communities we visit. Regarding the resumption of operations out of the U.S., we continue to prepare and develop our plan to meet the Framework for Conditional Sailing Order issued by the U.S. Centers for Disease Control and Prevention (CDC). Overall, and due to the challenges posed by the pandemic, we expect to re-start our global cruise operation in a phased manner with reduced guest occupancy, modified itineraries and enhanced health and safety protocols.

Results of Operations
In addition to the items discussed above under "Executive Overview," significant items for 2020 include:
•Our Net (Loss) Income attributable to Royal Caribbean Cruises Ltd. and Adjusted Net (Loss) Income for the year ended December 31, 2020 was $(5.8) billion and $(3.9) billion, or $(27.05) and $(18.31) per share on a diluted basis, respectively, as compared to Net Income attributable to Royal Caribbean Cruises Ltd. and Adjusted Net Income of $1.9 billion and $2.0 billion, or $8.95 and $9.54 per share on a diluted basis, respectively, for the year ended December 31, 2019.
•Total revenues, excluding the effect of changes in foreign currency rates, decreased by $8.7 billion for the year ended December 31, 2020 compared to the same period in 2019 reflecting the volume impact of our cancelled sailings during 2020 as a result of the COVID-19 pandemic.
•The effect of changes in foreign currency exchange rates related to our passenger ticket and onboard and other revenue transactions, denominated in currencies other than the United States dollar, resulted in a decrease in total revenues of $22.0 million for the year ended December 31, 2020 compared to the same period in 2019.
•Total cruise operating expenses, excluding the effect of changes in foreign currency rate, decreased by $3.3 billion for the year ended December 31, 2020 compared to the same period in 2019 due to our cancelled sailings in 2020.
•The effect of changes in foreign currency exchange rates related to our cruise operating expenses, denominated in currencies other than the United States dollar, resulted in a decrease in total operating expenses of $11.2 million for the year ended December 31, 2020 compared to the same period in 2019.
•During the year ended December 31, 2020, as a result of the current and expected ongoing impact of the COVID-19 pandemic on our operations and cash flows, we recorded total impairment and credit losses of $1.6 billion. The impairment charges related to our goodwill, trademarks and trade names, long-lived assets, including right-of-use assets, and credit losses related to our notes receivable.
•Our consolidated results of operations include Silversea Cruises’ results of operations on a three-month reporting lag from October 1, 2019 through September 30, 2020 for the twelve months ended December 31, 2020, from October 1, 2018 through September 30, 2019 in our consolidated results of operations for the year ended December 31, 2019 and from the date of acquisition of July 31, 2018 to September 30, 2018 in our consolidated results of operations for the year ended December 31, 2018. Refer to Note 1. General to our consolidated financial statements under Item 1. Financial Statements for further information on this three-month reporting lag.
•During the year ended December 31, 2020, we executed and amended various financing arrangements, as summarized below. Refer to Note 9. Debt and Note 12. Shareholders' Equity, to our consolidated financial statements under Item 8. Financial Statements and Supplemental Data for further information on the following underlying financing transactions:
•a $0.6 billion increase in the capacity available under our revolving credit facilities;
•additional liquidity of $6.8 billion through the issuance of new debt, including convertible debt, net of repayments, and the securing of a one-year $700 million commitment for a 364-day term loan facility;
•£300.0 million, or $409.9 million, based on exchange rates as of December 31, 2020, of available and issued liquidity under an unsecured government commercial paper program with the Bank of England;
•the deferral of $0.9 million of existing debt amortization under our export-credit backed ship debt facilities through April 2021, which will be paid over a period of four years after the deferral period; and
•22.6 million shares of common stock for approximately $1.6 billion.

We reported Net Income attributable to Royal Caribbean Cruises Ltd, Adjusted Net Income, earnings per share and Adjusted Earnings per Share as shown in the following table (in thousands, except per share data):

	Year Ended December 31,
	2020	2019	2018
Net (Loss) Income attributable to Royal Caribbean Cruises Ltd.	$(5,797,462)	$1,878,887	$1,811,042
Adjusted Net (Loss) Income attributable to Royal Caribbean Cruises Ltd.	(3,924,579)	2,002,847	1,873,363
Net Adjustments to Net (Loss) Income attributable to Royal Caribbean Cruises Ltd. - Increase	$1,872,883	$123,960	$62,321
Adjustments to Net (Loss) Income attributable to Royal Caribbean Cruises Ltd.:
Impairment and credit losses (1)	$1,566,380	$—	$—
Equity investment impairment (2)	39,735	—	—
Recognition of deferred currency translation adjustment loss on sale of assets (3)	69,044	—	—
Convertible debt amortization of debt discount (4)	46,546	—	—
Pullmantur reorganization settlement (5)	21,637	—	—
Oasis of the Seas incident, Grand Bahama's drydock write-off and other incidental expenses (6)	(1,938)	35,239	—
Loss on extinguishment of debt (7)	41,109	6,326	—
Change in the fair value of contingent consideration and amortization of Silversea Cruises intangible assets related to Silversea Cruises acquisition (8)	(33,814)	30,675	2,046
Restructuring charges and other initiatives expense (9)	51,853	13,707	—
Transaction and integration costs related to the Silversea Cruises acquisition (8)	—	2,048	31,759
Noncontrolling interest adjustment (10)	72,331	35,965	3,156
Impairment loss related to Skysea Holding (11)	—	—	23,343
Impairment and other costs related to exit of tour operations business (12)	—	—	11,255
Impact of change in accounting principle (13)	—	—	(9,238)
Net Adjustments to Net (Loss) Income attributable to Royal Caribbean Cruises Ltd. - Increase	$1,872,883	$123,960	$62,321

Basic:
(Loss) Earnings per Share	$(27.05)	$8.97	$8.60
Adjusted (Loss) Earnings per Share	$(18.31)	$9.56	$8.90

Diluted:
(Loss) Earnings per Share	$(27.05)	$8.95	$8.56
Adjusted (Loss) Earnings per Share	$(18.31)	$9.54	$8.86

Weighted-Average Shares Outstanding:
Basic	214,335	209,405	210,570
Diluted	214,335	209,930	211,554

(1)    Represents asset impairment and credit losses recorded in 2020 as a result of the impact of COVID-19.
(2)    Represents equity investment asset impairment, primarily for our investment in Grand Bahama Shipyard, recorded in the first quarter of 2020 as a result of the impact of COVID-19.
(3)    Represents currency translation losses recognized in connection with the ships sold in 2020 that were previously chartered to Pullmantur. Refer to Note 8. Other Assets to our consolidated financial statements under Item 1. Financial Statements and Supplementary Data for further information.
(4)    Represents the amortization of non-cash debt discount on our convertible notes.

(5)    Represents estimated cash refunds expected to be paid to Pullmantur guests and other expenses incurred as part of the Pullmantur S.A. reorganization.
(6)    In 2020, amount includes net insurance recoveries related to the collapse of the drydock structure at the Grand Bahama Shipyard involving Oasis of the Seas. In 2019, amount includes incidental costs, net of insurance recoveries, of $14.5 million related to the collapse of the drydock structure at the Grand Bahama Shipyard involving Oasis of the Seas, which were reported primarily within Other operating expenses in our consolidated statements of comprehensive income (loss) for the year ended December 31, 2019; and $20.7 million regarding the Grand Bahama incident involving one of its drydocks, included in Equity investment income within our consolidated statements of comprehensive income (loss) for the year ended December 31, 2019. Refer to Note 8. Other Assets to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for information.
(7)    In 2020, represents the loss on the extinguishment of the $2.35 billion 364-day senior secured term loan. In 2019, represents the loss on the extinguishment of the $700 million 364-day loan related to the 2018 Silversea Cruises acquisition and the remaining balance of the unsecured term loan originally incurred in 2010 to purchase Allure of the Seas.
(8)    Related to the 2018 Silversea Cruises acquisition. Refer to Note 1. General and Note 11. Redeemable Noncontrolling Interest to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for information on the Silversea Cruises acquisition.
(9)    Represents restructuring charges incurred in relation to the reduction in our U.S. workforce and other initiatives expenses in 2020 and the reorganization of our international sales and marketing structure primarily in 2019. Refer to Note 20. Restructuring Charges to our consolidated financial statements under item 8. Financial Statements and Supplementary Data for further information on the restructuring activities.
(10)    Adjustment made to exclude the impact of the contractual accretion requirements associated with the put option held by Silversea Cruises Group Ltd.'s noncontrolling interest. Refer to Note 11. Redeemable Noncontrolling Interest to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information on noncontrolling interest.
(11)    Represents an impairment loss related to Skysea Holding recorded in 2018.
(12)    In 2014, we created a tour operations business that focused on developing, marketing and selling land based tours around the world through an e-commerce platform. During the second quarter of 2018, we decided to cease operations and exit this business. As a result, we incurred exit costs, primarily consisting of fixed asset impairment charges and severance expense.
(13)    In January 2018, we elected to change our accounting policy from the graded attribution method to the straight-line attribution method for time-based stock awards. Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information on our accounting policy.

The following table presents operating results as a percentage of total revenues for the last three years:

	Year Ended December 31,
	2020	2019	2018
Passenger ticket revenues	68.1%	71.7%	71.5%
Onboard and other revenues	31.9%	28.3%	28.5%
Total revenues	100.0%	100.0%	100.0%
Cruise operating expenses:
Commissions, transportation and other	15.6%	15.1%	15.1%
Onboard and other	7.1%	5.8%	5.7%
Payroll and related	35.7%	9.9%	9.7%
Food	7.3%	5.3%	5.5%
Fuel	16.8%	6.4%	7.5%
Other operating	42.7%	12.8%	12.0%
Total cruise operating expenses	125.2%	55.4%	55.4%
Marketing, selling and administrative expenses	54.3%	14.2%	13.7%
Depreciation and amortization expenses	57.9%	11.4%	10.9%
Impairment and credit losses	70.9%	—%	—%
Operating (loss) income	(208.3)%	19.0%	20.0%
Other income (expense):
Interest income	1.0%	0.2%	0.3%
Interest expense, net of interest capitalized	(38.2)%	(3.7)%	(3.5)%
Equity investment (loss) income	(9.7)%	2.1%	2.2%
Other (expense) income	(6.2)%	(0.2)%	0.1%
	(53.1)%	(1.6)%	(0.8)%
Net (Loss) Income	(261.5)%	17.4%	19.1%
Less: Net Income attributable to noncontrolling interest	1.0%	0.3%	0.1%
Net (Loss) Income attributable to Royal Caribbean Cruises Ltd.	(262.5)%	17.2%	19.1%

Selected statistical information is shown in the following table:

	Year Ended December 31,
	2020(1)	2019 (1)	2018 (1)
Passengers Carried	1,295,144	6,553,865	6,084,201
Passenger Cruise Days	8,697,893	44,803,953	41,853,052
APCD	8,539,903	41,432,451	38,425,304
Occupancy	101.9%	108.1%	108.9%
___________________________________________________________________
(1)    We acquired Silversea Cruises on July 31, 2018 and report their results on a three-month reporting lag. As a result, 2020 figures include October 2019 through September 2020 Silversea Cruises amounts, 2019 figures include October 2018 through September 2019 Silversea Cruises amounts and 2018 figures include August and September 2018 Silversea Cruises amounts. Refer to Note 1. General and Note 3. Business Combination to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information on the three-month reporting lag.

Outlook
On March 10, 2020, we withdrew our full-year 2020 guidance due to the heightened impact and uncertainty of changes in the magnitude, duration and geographic reach of COVID-19. The magnitude, duration and speed of COVID-19 and related disruptions remain uncertain. As a consequence, the Company cannot reasonably estimate the impact of COVID-19 on its business, financial condition or near or longer-term financial or operational results. The adverse impact of the COVID-19 pandemic on our revenues, consolidated results of operations, cash flows and financial condition has been and will continue to be material in 2021. We expect to incur a net loss on both a US GAAP and adjusted basis for our first quarter of 2021, the extent of which will depend on many factors including the timing and extent of our return to service. See Recent Developments: COVID-19 – Update on Bookings for further indication of the booking environment for 2021 and 2022.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
In this section, references to 2020 refer to the year ended December 31, 2020 and references to 2019 refer to the year ended December 31, 2019.
Revenues
Total revenues for 2020 decreased $8.7 billion, or 79.8%, to $2.2 billion from $11.0 billion in 2019.
Passenger ticket revenues comprised 68.1% of our 2020 total revenues. Passenger ticket revenues decreased by $6.4 billion, or 80.9% from 2019. The decrease was primarily due to a 79.4% decrease in capacity driven by our cancelled sailings resulting from the suspension of our global fleet operations since mid-March 2020 in response to the COVID-19 pandemic.
Passenger ticket revenues also decreased by $15.7 million due to the unfavorable effect of changes in foreign currency exchange rates related to our revenues in currencies other than the United States dollar.
The remaining 31.9% of 2020 total revenues was comprised of Onboard and other revenues, which decreased $2.4 billion, or 77.2%. The decrease in Onboard and other revenues was primarily due to the 79.4% decrease in capacity noted above.
Additionally, Onboard and other revenues includes, to a much lesser extent, the unfavorable effect of changes in foreign currency exchange rates related to our onboard and other revenues denominated in currencies other than the United States dollar of $6.4 million.
Onboard and other revenues included concession revenues of $76.0 million in 2020 and $363.8 million in 2019.
Cruise Operating Expenses
Total cruise operating expenses for 2020 decreased $3.3 billion, or 54.4%, to $2.8 billion in 2020 from $6.1 billion in 2019. The majority of the decrease was due to the 79.4% decrease in capacity noted above as a result of our cancelled sailings, including:
•a $1.3 billion decrease in Commissions, transportation and other primarily due to lower commission and variable passenger tax expenses;
•a $482.6 million decrease in Onboard and other expenses mostly due to lower shore excursion costs and beverage costs;
•a $463.5 million decrease in Other operating expenses mostly due to lower port fees and a decrease in ship maintenance and consumable costs;
•a $422.2 million decrease in Food expenses;
•a $326.9 million decrease in Fuel expenses;
•a $290.8 million decrease in Payroll and related expenses resulting from reduced onboard staffing levels; and
•the favorable effect of changes in foreign currency exchange rates related to our expense transactions denominated in currencies other than the United States dollar of $11.2 million.
Marketing, Selling and Administrative Expenses
Marketing, selling and administrative expenses for 2020 decreased $359.6 million, or 23.1% to $1.2 billion from $1.6 billion in 2019. The decrease was primarily due to the reduction and deferral of global sales and marketing activities due to the suspension of our operations.

Depreciation and Amortization Expenses
Depreciation and amortization expenses for 2020 increased $33.3 million, or 2.7%, to $1.3 billion. The increase was primarily due to the additions of Celebrity Apex and Silver Origin in the first and second quarters of 2020, respectively, and a full year of depreciation in 2020 for Spectrum of the Seas. Additionally, the increase is also attributable to new shipboard additions in 2019 associated with our ship modernization projects and additions related to our shoreside projects.
Impairment and Credit Losses
For the year ended December 31, 2020, as a result of the current and expected ongoing impact of the COVID-19 pandemic on our operations and cash flows, we recorded total impairment and credit losses of $1.6 billion, most of which was recorded during the three months ended March 31, 2020, related to the impairment of goodwill, intangibles, long-lived assets and credit losses related to the sale of our property and equipment.
Other Income (Expense)
Interest expense, net of interest capitalized, increased $435.7 million, or 106.7%, to $844.2 million in 2020 from $408.5 million in 2019. The increase was primarily due to new debt issuances in 2020, a higher average balance on our revolver balances and a loss on extinguishment of the $2.35 billion senior secured term loan of $41.1 million.
Equity investment (loss) income decreased $444.3 million, or 192.3%, to a loss of $213.3 million in 2020 from income of $231.0 million in 2019 mainly due to losses reported by our equity investments as a result of the adverse impact of COVID-19 on their operations and earnings and a $39.7 million impairment charge of equity investments, recorded during the three months ended March 31, 2020, primarily for our investment in Grand Bahama Shipyard.
Other expense was $137.1 million in 2020 compared to $24.5 million in 2019. The increase in expense of $112.6 million includes recognition of a deferred currency translation adjustment loss of $69.0 million in the quarter ended June 30, 2020 related to the 2016 sale of our majority interest in the Pullmantur brand. We recognized the deferred currency translation loss in 2020 as we no longer have significant involvement in Pullmantur's operations. We also recognized $21.6 million of expense during the second quarter of 2020, approximating the estimated total cash refund expected to be paid to Pullmantur guests and other expenses incurred as part of a settlement agreement with our joint venture partner as part of the brand's reorganization Refer to Note 8. Other Assets to our consolidated financial statements under Item 8. Financial Statements and Supplemental Data for further information on our investment in Pullmantur. In addition, we recorded a net $92.0 million loss related to the change in fair value of mostly fuel swap derivative instruments with no hedge accounting. These expenses were partially offset by income of $45.1 million for the change in contingent consideration payable in 2020 to Heritage, the former minority shareholder of Silversea Cruises, and a decrease of $47.6 million in net tax expense mostly attributable to the suspension in our operations.
Other Comprehensive Income (Loss)
Other comprehensive income in 2020 was $58.4 million compared to Other comprehensive loss of $170.0 million in 2019. The change of $228.4 million in 2020 was primarily due to a Gain on cash flow derivative hedges in 2020 of $38.0 million compared to a Loss on cash flow derivative hedges of $151.3 million in 2019. The decrease was primarily due to an increase in the fair value of our foreign currency forward contracts in 2020 compared to a decrease in fair value of our foreign currency contracts in 2019.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
A discussion of our results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018 is included in Part II. Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 25, 2020, as updated by our Current Report on Form 8-K dated May 13, 2020, and is incorporated by reference into this Form 10-K.

Future Application of Accounting Standards
Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information on Recent Accounting Pronouncements.
Liquidity and Capital Resources
Sources and Uses of Cash
As a result of the COVID-19 impact on our business, including the suspension of global sailings, we have experienced a decrease in bookings and an increase in customer deposit refunds since the first quarter of 2020, which has significantly affected our liquidity and cash flow.
Net cash (used in) provided by operating activities decreased $7.4 billion to cash used of $(3.7) billion for the twelve months ended December 31, 2020, compared to cash provided of $3.7 billion in 2019. The current disruptions to our business led to a decrease in collections from our guests as well as an increase of refunds to guests for cancelled sailings during the twelve months ended December 31, 2020 compared to the same period in 2019.
Net cash provided by operating activities increased $237.2 million to $3.7 billion in 2019 compared to $3.5 billion in 2018. The increase in cash provided by operating activities was primarily attributable to an increase in proceeds from customer deposits, an increase in cash receipts from onboard spending and a decrease in fuel costs in 2019 compared to 2018. Additionally, dividends received from unconsolidated affiliates decreased by $92.9 million.
Net cash used in investing activities decreased $0.9 billion to $2.2 billion in 2020 compared to $3.1 billion in 2019. The decrease in investing activities was primarily attributable to a decrease in capital expenditures of $1.1 billion.
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
Net cash provided by financing activities was $9.3 billion in 2020 compared to Net cash used in financing activities of $0.7 billion in 2019. The change was primarily attributable to an increase in debt proceeds of $10.0 billion in 2020 compared to the same period in 2019, and $1.4 million in proceeds from common stock issuances on 2020. These proceeds were partially offset by net repayments of commercial paper of $1.1 billion during the twelve months ended December 31, 2020 compared to net borrowings of commercial paper of $0.6 billion during the same period in 2019.
Net cash used by financing activities was $0.7 billion in 2019 compared to Net cash provided in financing activities of $1.2 billion in 2018. The change was primarily attributable to a decrease in debt proceeds of $5.1 billion in 2019 compared to 2018 primarily due to a decrease in borrowings on our revolving credit facilities and less unsecured term loan borrowings resulting from less ship deliveries in 2019 and the financing of the acquisition of Silversea Cruises in 2018. This decrease in proceeds was partially offset by a decrease in repayments of debt of $2.9 billion and a decrease in stock repurchases of $475.5 million in 2019 compared to 2018.
Future Capital Commitments
Capital Expenditures
Our future capital commitments consist primarily of new ship orders. As of December 31, 2020, we have two Oasis-class ships, one Quantum-class ship, and three ships of a new generation, known as our Icon-class, on order for our Royal Caribbean International brand with an aggregate capacity of approximately 32,400 berths. As of December 31, 2020, we have two Edge-class ships on order for our Celebrity Cruises brand, with an aggregate capacity of approximately 6,500 berths. Additionally, as of December 31, 2020, we have three ships on order for our Silversea Cruises brand with an aggregate capacity of approximately 1,750 berths. Refer to Item 1. Business-Operations for further information on our ships on order. For the 15 ships on order we have committed financing arrangements in place covering 80% of the cost of the ship, almost all of which include sovereign financing guarantees. Additionally, we have an agreement in place with Chantiers de l’Atlantique to build an additional Edge-class ship for delivery in 2025, which is contingent upon completion of conditions precedent and financing.
As of December 31, 2020, the aggregate cost of our ships on order, not including any ships on order by our Partner Brands and the Silversea Cruises ships that remain contingent upon final documentation and financing, was approximately $14.2 billion, of which we had deposited $684.8 million as of such date. Approximately 66.3% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at December 31, 2020. Refer to Note 18. Fair Value Measurements and Derivative Instruments and Note 19. Commitments and Contingencies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data.

Decreased demand for cruising as a result of concerns regarding the COVID-19 pandemic has had, and is expected to continue to have, a material impact on our cash flows, liquidity and financial position. In order to preserve liquidity throughout the COVID-19 pandemic, we deferred a significant portion of our planned 2020 and 2021 capital expenditures. As of December 31, 2020, we anticipate overall full year capital expenditures, based on our existing ships on order, will be approximately $2.1 billion for 2021. These amounts do not include any ships on order by our Partner Brands.
Contractual Obligations
As of December 31, 2020, our contractual obligations were as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Operating Activities:
Operating lease obligations(1)	$873,415	$124,108	$226,823	$153,818	$368,666
Interest on long-term debt(2)	3,690,617	908,230	1,521,157	746,103	515,127
Other(3)	567,193	202,618	327,671	14,185	22,719
Investing Activities:
Ship purchase obligations(4)	11,602,504	1,321,218	5,585,545	3,384,256	1,311,485
Financing Activities:
Commercial paper(5)	409,319	409,319	—	—	—
Debt obligations(6)	18,706,358	909,912	8,546,804	6,341,360	2,908,282
Capital lease obligations(7)	213,365	51,855	21,335	11,092	129,083
Other(8)	20,177	8,889	10,261	1,027	—
Total	$36,082,948	$3,936,149	$16,239,596	$10,651,841	$5,255,362
___________________________________________________________________
(1)   We are obligated under noncancelable operating leases primarily for preferred berthing arrangements, real estate and shipboard equipment. Amounts represent contractual obligations with initial terms in excess of one year.
(2)     Debt obligations mature at various dates through fiscal year 2032 and bear interest at fixed and variable rates. Interest on variable-rate debt is calculated based on forecasted debt balances, including the impact of interest rate swap agreements, using the applicable rate at December 31, 2020. Debt denominated in other currencies is calculated based on the applicable exchange rate at December 31, 2020.
(3)    Amounts primarily represent future commitments with remaining terms in excess of one year to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts. Included in the 1-3 year figure is estimated cash collateral of $181.1 million that we are required to deliver on or before July 18, 2021 in connection with our Port of Miami terminal operating lease. See Note 10. Leases to our consolidated financial statements under Item 1. Financial Statements for further information on the collateral requirement
(4)     Amounts are based on contractual installment and delivery dates for our ships on order. Included in these figures are $9.4 billion in final contractual installments, which have committed financing. COVID-19 has impacted shipyard operations which have and will result in delays for our previously contracted ship deliveries. The exact duration of the ship delivery delays are currently under discussion with the impacted shipyards. Amounts do not include potential obligations which remain subject to cancellation at our sole discretion or any agreements entered for ships on order that remain contingent upon completion of conditions precedent. Additionally, amounts do not include activity related to Silversea Cruises, including ships placed on order, if any, during the three-month reporting lag period.
(5)   In June 2020, RCL Cruises Ltd., we established a commercial paper facility under the Joint HM Treasury and Bank of England’s COVID Corporate Financing Facility commercial paper program in an aggregate principal amount up to £300.0 million. Refer to Note 9. Debt to our consolidated financial statements under Item 8. Financial Statements and Supplemental Data to our consolidated financial statements for further information.
(6) Debt denominated in other currencies is calculated based on the applicable exchange rate at December 31, 2020. In addition, debt obligations presented above are net of debt issuance costs of $314.8 million as of December 31, 2020.
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
Off-Balance Sheet Arrangements
TUI Cruises has entered into various ship construction and credit agreements that include certain restrictions on each of our and TUI AG's ability to reduce our current ownership interest in TUI Cruises below 37.55% through May 2033.
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
We have a residual value guarantee associated with our operating lease of a terminal at Port of Miami in Miami, Florida that approximates a percentage of cost of the asset as of the inception of the lease. We consider the possibility of incurring costs associated with the residual value guarantee to be remote. Also in connection with the Port of Miami terminal operating lease, we are required to deliver on or before July 18, 2021, cash collateral in an amount equal to the lesser of our residual value guarantee or the aggregate balance of the lessors' terminal construction debt, estimated at $181.1 million as of December 31, 2020. The collateral is to be issued to an escrow agent and pledged to the benefit of the terminal construction debt lenders until all amounts due by us under the lease have been paid in full.
Since the COVID-19 pandemic began, our senior unsecured ratings from Moody’s and S&P have been downgraded and are currently B2 and B, respectively. These downgrades reduce our ability to incur secured indebtedness by reducing the amount of indebtedness that we are permitted to secure, and may negatively impact our access to, and cost of, debt financing. Additionally, as a result of Moody’s downgrade of the Silversea Notes from Baa3 to Ba2 on August 31, 2020 and S&P’s downgrade of Silversea Cruises' Notes from BBB- to BB on August 31, 2020, certain covenants of the indenture governing the Silversea Notes have been reinstated. On February 25, 2021, S&P Global further downgraded the Silversea Cruises Notes from BB to BB-, which had no further impact with respect to the Silversea Cruises’ Notes.
The Company also has agreements with its credit card processors relating to customer deposits received by the Company for future voyages. These agreements allow the credit card processors to require, under certain circumstances, including breach of the financial covenants, the existence of other material adverse changes, excessive chargebacks, and other triggering events, the Company to maintain a reserve that can be satisfied by posting collateral.
Executed amendments are in place for the majority of these providers, waiving reserve requirements tied to breach of our financial covenants through at least March 31, 2022 or September 30, 2022 depending on the agreement, and as such, we do not anticipate any incremental collateral requirements for the processors covered by these waivers in the next 12 months. We have a $75.0 million held in reserve with a processor where the agreement was amended in the first quarter of 2021, such that future proceeds will be withheld in reserve, of which the maximum projected exposure is approximately $200.0 million. The amount and timing are dependent on future factors that are uncertain, such as the date we return to operations, volume and value of future deposits and whether we transfer our business to other processors. If we require additional waivers on the credit card processing agreements and are not able to obtain them, this could lead to the termination of these agreements or the trigger of reserve requirements.
Certain of our surety agreements with third party providers for the benefit of certain agencies and associations that provide travel related bonds allow the surety to request collateral in the form of cash or letters of credit. As of December 31, 2020, we have posted collateral in the amount of approximately $91 million.
As of December 31, 2020, other than the items described above, we are not party to any other off-balance sheet arrangements, including guarantee contracts, retained or contingent interest, certain derivative instruments and variable interest entities, that either have, or are reasonably likely to have, a current or future material effect on our financial position.
Funding Needs and Sources
Historically, we relied on a combination of cash flows provided by operations, draw-downs under our available credit facilities, the incurrence of additional debt and/or the refinancing of our existing debt and the issuance of additional shares of equity securities to fund our obligations. The impact of COVID-19 resulted in our previously announced voluntary suspension of Global Brands' cruise operations from March 13, 2020, which has been extended through at least April 30, 2021, for most of our cruise operations. This suspension of operations has strained our sources of cash flow and liquidity, causing us to take actions resulting in reductions in our operating expenses, reductions in our capital expenses and new financings and other liquidity actions.
The Company continues to identify and evaluate further actions to improve its liquidity. These include, and are not limited to, further reductions in capital expenditures, operating expenses and administrative costs and additional financings. See further discussion on these liquidity actions at Recent Developments : COVID-19.
We have significant contractual obligations of which our debt service obligations and the capital expenditures associated with our ship purchases represent our largest funding needs. As of December 31, 2020, we had $11.6 billion of committed financing for our ships on order.
As of December 31, 2020, we had $3.9 billion in contractual obligations due through December 31, 2021, of which approximately $1.3 billion relates to debt maturities, $0.9 billion relates to interest on debt and $1.3 billion relates to progress payments on our ship orders and the final installments payable due upon the delivery of Odyssey of the Seas.
As of December 31, 2020, we had liquidity of $4.4 billion, consisting of cash and cash equivalents of $3.7 billion and a $0.7 billion one-year commitment for a 364-day term loan facility. As of December 31, 2020, our revolving credit facilities were fully utilized through a combination of amounts drawn and letters of credit issued under the facilities. In connection with our debt covenant waiver extensions, we agreed with certain of our lenders not to pay dividends or engage in stock repurchases. Refer to Note 12. Shareholders' Equity to our consolidated financial statements under Item 8. Financial Statements for further information.
Based on our assumptions and estimates and our financial condition, we believe that the liquidity resulting from the actions mentioned above will be sufficient to fund our liquidity requirements over at least the next twelve months from the issuance of these financial statements. However, there is no assurance that our assumptions and estimates are accurate due to possible unknown variables related to this unprecedented suspension of our operations and, as such, there is inherent uncertainty in our ability to predict future liquidity requirements. Refer to Note 1. General, Management’s Plan and Liquidity, to our consolidated financial statements under Item 1. Financial Statements for further information.
Under certain of our agreements, the contractual interest rate, facility fee and/or export credit agency fee vary with our debt rating. On August 24, 2020, Moody’s downgraded our senior unsecured rating from Ba2 to B2, and on August 31, 2020, S&P Global downgraded our senior unsecured rating from BB to B+, thereby increasing the contractual interest rate, facility fee and export credit agency fee across various facilities. On February 25, 2021, S&P Global further downgraded our senior unsecured rating from B+ to B, which had no further financial impact.
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
As of December 31, 2020, financial covenant testing on our export-credit and non-export credit facilities totaling $11.2 billion of, and our credit card processing agreements was waived through the fourth quarter of 2021 following amendments to the agreements during 2020.
During the first quarter of 2021, we further amended $4.9 billion of our non-export credit facilities and $6.2 billion of our export credit facilities, and certain credit card processing agreements, to extend the waiver of our financial covenants through and including at least the third quarter of 2022.
In addition, pursuant to the amendments for the non-export credit facilities, we have modified the manner in which such covenants are calculated, temporarily in certain cases and permanently in others, as well as the levels at which our net debt to capitalization covenant will be tested during the period commencing immediately following the end of the waiver period and continuing through the end of 2023.
The amendments impose a monthly-tested minimum liquidity covenant of $500.0 million for the duration of the waiver period, subject to reduction to $350.0 million if we raise at least $500.0 million of additional capital, which can be satisfied through previously undrawn facilities. In addition, the amendments to the non-export credit facilities place restrictions on paying cash dividends and effectuating share repurchases through the end of the third quarter of 2022, while the export credit facility amendments require us to prepay any deferred amounts if we elect to issue dividends or complete share repurchases. As of December 31, 2020, we were in compliance with the applicable minimum liquidity covenant and we estimate that we will be in compliance for at least the next twelve months.
In addition to the above, during 2020, we amended our Port of Miami Terminal "A" operating lease agreement to increase the lien basket in line with our debt facilities. In the first quarter of 2021, we also amended this lease to obtain a financial covenant waiver through the end of the third quarter of 2022, on the same terms as apply to the non-export credit facilities. As of December 31, 2020, we were in compliance with the amended covenants under the lease agreement.
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
Dividends
During the first quarter of 2020 we declared a cash dividend on our common stock of $0.78 per share which was paid in the second quarter of 2020.
During the second quarter of 2020, we agreed with certain of our lenders not to pay dividends or engage in common stock repurchases for so long as our debt covenant waivers are in effect. In addition, in the event we declare a dividend or engage in share repurchases, we will need to repay the amounts deferred under our export credit facilities as part of the principal amortization deferral provided in 2020 and the first quarter of 2021. Accordingly, we did not declare any additional dividends during 2020.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Financial Instruments and Other
General
We are exposed to market risk attributable to changes in interest rates, foreign currency exchange rates and fuel prices. We try to mitigate these risks through a combination of our normal operating and financing activities and through the use of derivative financial instruments pursuant to our hedging practices and policies. The financial impact of these hedging instruments is primarily offset by corresponding changes in the underlying exposures being hedged. We achieve this by closely matching the amount, term and conditions of the derivative instrument with the underlying risk being hedged. Although certain of our derivative financial instruments do not qualify or are not accounted for under hedge accounting, our objective is not to hold or issue derivative financial instruments for trading or other speculative purposes. Refer to Note 18. Fair Value Measurements and Derivative Instruments to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates to our long-term debt obligations including future interest payments. At December 31, 2020, approximately 64.5% of our long-term debt was effectively fixed as compared to 62.1% as of December 31, 2019. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense.
Market risk associated with our long-term fixed rate debt is the potential increase in fair value resulting from a decrease in interest rates. We use interest rate swap agreements that effectively convert a portion of our fixed-rate debt to a floating-rate basis to manage this risk. At December 31, 2020, we maintained interest rate swap agreements on the following fixed-rate debt instruments:

Debt Instrument	Swap Notional as of December 31, 2020 (In thousands)	Maturity	Debt Fixed Rate	Swap Floating Rate: LIBOR plus	All-in Swap Floating Rate as of December 31, 2020
Oasis of the Seas term loan	$35,000	October 2021	5.41%	3.87%	4.12%
Unsecured senior notes	650,000	November 2022	5.25%	3.63%	3.85%
	$685,000
These interest rate swap agreements are accounted for as fair value hedges.
The estimated fair value of our long-term fixed-rate debt at December 31, 2020 was $12.9 billion, using quoted market prices, where available, or using the present value of expected future cash flows which incorporates risk profile. The fair value of our fixed to floating interest rate swap agreements was estimated to be an asset of $18.8 million as of December 31, 2020, based on the present value of expected future cash flows. A hypothetical one percentage point decrease in interest rates at December 31, 2020 would increase the fair value of our hedged and unhedged long-term fixed-rate debt by approximately $67.2 million and would increase the fair value of our fixed to floating interest rate swap agreements by approximately $11.8 million.
Market risk associated with our long-term floating-rate debt is the potential increase in interest expense from an increase in interest rates. We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage this risk. A hypothetical one percentage point increase in interest rates would increase our forecasted 2021 interest expense by approximately $59.4 million, assuming no change in foreign currency exchange rates.

At December 31, 2020, we maintained interest rate swap agreements on the following floating-rate debt instruments:

Debt Instrument	Swap Notional as of December 31, 2020 (In thousands)	Maturity	Debt Floating Rate		All-in Swap Fixed Rate
Celebrity Reflection term loan	$218,167	October 2024	LIBOR plus	0.40%	2.85%
Quantum of the Seas term loan	367,500	October 2026	LIBOR plus	1.30%	3.74%
Anthem of the Seas term loan	392,708	April 2027	LIBOR plus	1.30%	3.86%
Ovation of the Seas term loan	518,750	April 2028	LIBOR plus	1.00%	3.16%
Harmony of the Seas term loan (1)	530,191	May 2028	EURIBOR plus	1.15%	2.26%
Odyssey of the Seas term loan(2)	460,000	October 2032	LIBOR plus	0.95%	3.20%
Odyssey of the Seas term loan (2)	191,667	October 2032	LIBOR plus	0.95%	2.83%
	$2,678,983
___________________________________________________________________
(1)    Interest rate swap agreements hedging the Euro-denominated term loan for Harmony of the Seas include EURIBOR zero-floors matching the hedged debt EURIBOR zero-floor. Amount presented is based on the exchange rate as of December 31, 2020.
(2)    Interest rate swap agreements hedging the term loan of Odyssey of the Seas include LIBOR zero-floors matching the debt LIBOR zero-floor. The effective dates of the $460.0 million and $191.7 million interest rate swap agreements are October 2020 and October 2022, respectively. The anticipated unsecured term loan for the financing of Odyssey of the Seas was initially expected to be drawn in October 2020. However, due to the impact of COVID-19 to shipyard operations, there is a delay in the ship delivery.
These interest rate swap agreements are accounted for as cash flow hedges.
The fair value of our floating to fixed interest rate swap agreements was estimated to be a liability of $154.5 million as of December 31, 2020 based on the present value of expected future cash flows. These interest rate swap agreements are accounted for as cash flow hedges.
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
The estimated fair value, as of December 31, 2020, of our Euro-denominated forward contracts associated with our ship construction contracts was a liability of $70.9 million, based on the present value of expected future cash flows. As of December 31, 2020, the aggregate cost of our ships on order, not including ships on order by our Partner Brands and the Silversea Cruises ships that remain contingent upon final documentation and financing, was approximately $14.2 billion, of which we had deposited $684.8 million as of such date. Approximately 66.3% and 65.9% of the aggregate cost of the ships under construction was exposed to fluctuations in the Euro exchange rate at December 31, 2020 and 2019, respectively. A hypothetical 10% strengthening of the Euro as of December 31, 2020, assuming no changes in comparative interest rates, would result in a $941.2 million increase in the United States dollar cost of the foreign currency denominated ship construction contracts exposed to fluctuations in the Euro exchange rate. Our foreign currency forward contract agreements are accounted for as cash flow or net investment hedges depending on the designation of the related hedge.
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
We consider our investments in our foreign operations to be denominated in relatively stable currencies and of a long-term nature. As of December 31, 2020, we maintained foreign currency forward contracts and designated them as hedges of a portion of our net investment in TUI Cruises of €245.0 million, or approximately $299.7 million based on the exchange rate at December 31, 2020. These forward currency contracts mature in October 2021.

We also address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries' and investments' functional currencies and designating it as a hedge of these subsidiaries and investments. We had designated debt as a hedge of our net investments primarily in TUI Cruises of approximately €215.0 million, or approximately $263.0 million, through December 31, 2020. As of December 31, 2019, we had designated debt as a hedge of our net investments primarily in TUI Cruises of approximately €319.0 million, or approximately $358.1 million.
We have included net gains of approximately $22.1 million and $96.8 million of foreign-currency transaction remeasurement and changes in the fair value of derivatives in the foreign currency translation adjustment component of Accumulated other comprehensive loss at December 31, 2020 and 2019, respectively.
On a regular basis, we enter into foreign currency forward contracts and, from time to time, we utilize cross-currency swap agreements and collar options to minimize the volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than our functional currency or the functional currencies of our foreign subsidiaries. During 2020, we maintained an average of approximately $364.0 million of these foreign currency forward contracts. These instruments are not designated as hedging instruments. For the years ended December 31, 2020, 2019 and 2018 changes in the fair value of the foreign currency forward contracts resulted in gains (losses) of approximately $(19.0) million, $1.4 million and $(62.4) million, respectively, which offset gains (losses) arising from the remeasurement of monetary assets and liabilities denominated in foreign currencies in those same years of $(1.5) million, $0.4 million and $57.6 million, respectively. These changes were recognized in earnings within Other income (expense) in our consolidated statements of comprehensive income (loss).
Fuel Price Risk
Our exposure to market risk for changes in fuel prices relates primarily to the consumption of fuel on our ships. Fuel cost, net of the financial impact of fuel swap agreements, as a percentage of our total revenues, was approximately 16.8% in 2020, 6.4% in 2019 and 7.5% in 2018. We use fuel swap agreements to mitigate the financial impact of fluctuations in fuel prices.
As of December 31, 2020, we had fuel swap agreements to pay fixed prices for fuel with an aggregate notional amount of approximately $535.0 million, maturing through 2024. These fuel swap agreements are generally accounted for as cash flow hedges. The fuel swap agreements designated as hedges of projected fuel purchases represented 40% of our projected 2021 fuel requirements, 23% of our projected 2022 fuel requirements and 5% of our projected 2023 fuel requirements. The current suspension of the cruise operations due to the COVID-19 pandemic and our 2020 and expected 2021 ship disposals resulted in reductions to our forecasted fuel consumption. As of December 31, 2020, the Company had outstanding fuel swaps of 229,850 and 14,650 metric tons maturing in 2021 and 2022, respectively, that no longer hedge forecasted fuel consumption. The estimated fair value of our fuel swap agreements at December 31, 2020 was estimated to be a liability of $88.0 million. We estimate that a hypothetical 10% increase in our weighted-average fuel price from that experienced during the year ended December 31, 2020 would increase our forecasted 2021 fuel cost by approximately $15.0 million, net of the impact of fuel swap agreements.

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
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our Chairman and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in its report, which is included herein on page F-2.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Except for information concerning executive officers (called for by Item 401(b) of Regulation S-K), which is included in Part I of this Annual Report on Form 10-K, the information required by Items 10, 11, 12, 13 and 14 is incorporated herein by reference to certain sections of the Royal Caribbean Cruises Ltd. Definitive Proxy Statement relating to our 2021 Annual Meeting of Shareholders (the "Proxy Statement") to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year. Please refer to the following sections in the Proxy Statement for more information: "Corporate Governance"; "Proposal 1—Election of Directors"; "Certain Relationships and Related Person Transactions"; "Section 16(a) Beneficial Ownership Reporting Compliance"; "Executive Compensation"; "Security Ownership of Certain Beneficial Owners and Management"; and "Proposal 3—Ratification of Principal Independent Registered Public Accounting Firm." Copies of the Proxy Statement will become available when filed through our Investor Relations website at www.rclcorporate.com (please see "Financial Reports" under "Financial Information"); by contacting our Investor Relations department at 1050 Caribbean Way, Miami, Florida 33132—telephone (305) 982-2625; or by visiting the SEC's website at www.sec.gov.
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
(1)Financial Statement Schedules
None.
(1)Exhibits
Exhibits 10.90 through 10.111 represent management compensatory plans or arrangements.

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
3.1	Restated Articles of Incorporation of the Company, as amended (composite)	S-3	3.1	3/23/2009
3.2	Amended and Restated By-Laws of the Company, as amended	8-K	3.1	12/6/2018
4.1	Indenture dated as of July 15, 1994, by and between the Company, as issuer, and The Bank of New York Trust Company, N.A., successor to NationsBank of Georgia, National Association, as Trustee	20-F	2.4	12/31/1994
4.2	Sixth Supplemental Indenture dated as of October 14, 1997, to the Indenture, dated as of July 15, 1994, by and between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee	20-F	2.11	12/31/1997
4.3	Eighth Supplemental Indenture dated as of March 16, 1998, to the Indenture, dated as of July 15, 1994, by and between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee	20-F	2.13	12/31/1997
4.4	Form of Indenture, dated as of July 31, 2006, by and between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee	S-3	4.1	7/31/2006
4.5	Second Supplemental Indenture dated as of November 7, 2012 between the Company, as issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.1	11/7/2012
4.6	Third Supplemental Indenture, dated as of November 28, 2017 between the Company, as issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.1	11/28/2017
4.7	Indenture dated as of January 30, 2017 among Silversea Cruise Finance Ltd., as issuer, Citibank, N.A., London Branch, as Trustee, as Principal Paying Agent and as Security Agent, and Citigroup Global Markets Deutschland AG, as Registrar	10-K	4.7	12/31/2018
4.8	Supplemental Indenture dated as of February 1, 2017 by and among Silversea Cruise Finance Ltd., as issuer, the other parties listed as New Guarantors, and Citibank, N.A., London Branch, as Trustee	10-K	4.8	12/31/2018
4.9	Second Supplemental Indenture dated as of February 1, 2019 by and between Silversea Cruise Finance Ltd., as issuer, and Citibank, N.A., London Branch, as Trustee	10-K	4.9	12/31/2018
4.10	Description of the Company's Securities*
4.11	Indenture, dated May 19, 2020, among the Company, the guarantors named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee, principal paying agent, transfer agent, registrar and security agent.	8-K	4.1	5/19/2020
4.12	Indenture, dated June 9, 2020, among the Company, RCI Holdings LLC, a limited liability company formed and existing under the laws of Liberia and a direct wholly-owned subsidiary of the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, principal paying agent, transfer agent, registrar and security agent.	8-K	4.1	6/9/2020
4.13	Indenture, dated June 9, 2020, among the Company, and The Bank of New York Mellon Trust Company, N.A., as trustee, paying agent, registrar, custodian and conversion agent.	8-K	4.2	6/9/2020

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
4.14	Indenture, dated October 16, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, paying agent, registrar, custodian and conversion agent.	8-K	4.1	10/16/2020
10.1	Amended and Restated Registration Rights Agreement dated as of July 30, 1997, by and among the Company, A. Wilhelmsen AS., Cruise Associates, Monument Capital Corporation, Archinav Holdings, Ltd. and Overseas Cruiseship, Inc.	20-F	2.20	12/31/1997
10.2	Amendment to the Credit Agreement, dated as of December 4, 2017, by and among the Company, the various financial institutions as are or shall become parties thereto and The Bank of Nova Scotia, as administrative agent for the lender parties	8-K	10.1	12/7/2017
10.3	Amendment to the Credit Agreement, dated as of April 5, 2019, among Royal Caribbean Cruises Ltd., the various financial institutions as are or shall become parties thereto and The Bank of Nova Scotia, as administrative agent for the lender parties	8-K	10.1	4/10/2019
10.4	Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of May 24, 2019, among the Company, the various financial institutions party thereto and Nordea Bank ABP, as administrative agent	10-Q	10.3	7/25/2019
10.5	Amendment to the Credit Agreement, dated as of October 12, 2017, by and among the Company, the various financial institutions as are or shall become parties thereto and Nordea Bank AB (PUBL), New York branch, as administrative agent for the lender parties	8-K	10.3	10/17/2017
10.6	Amendment No. 4 to Hull No. S-697 Credit Agreement, dated as of February 2, 2016, by and between the Company, the Lenders from time to time party thereto, the Mandated Lead Arrangers and KfW IPEX-Bank GmbH, as Hermes Agent and Facility Agent	10-K	10.7	12/31/2015
10.7	Amendment No. 5 to Hull No. S-697 Credit Agreement, dated as of July 3, 2018, by and between the Company, the Lenders from time to time party thereto, the Mandated Lead Arrangers and KfW IPEX-Bank GmbH, as Hermes Agent and Facility Agent	10-Q	10.4	6/30/2018
10.8	Amendment No. 4 to Hull No. S-698 Credit Agreement, dated as of February 3, 2016, by and between the Company, the Lenders from time to time party thereto, the Mandated Lead Arrangers and KfW IPEX-Bank GmbH, as Hermes Agent and Facility Agent	10-K	10.8	12/31/2015
10.9	Amendment No. 5 to Hull No. S-698 Credit Agreement, dated as of July 3, 2018, by and between the Company, the Lenders from time to time party thereto, the Mandated Lead Arrangers and KfW IPEX-Bank GmbH, as Hermes Agent and Facility Agent	10-Q	10.5	6/30/2018
10.10	Amendment No. 1 to Hull No. S-699 Credit Agreement, dated as of March 31, 2016, by and between the Company, the Lenders from time to time party thereto, the Mandated Lead Arrangers and KfW IPEX-Bank GmbH, as Hermes Agent and Facility Agent	10-Q	10.1	3/31/2016
10.11	Amendment No. 2 to Hull No. S-699 Credit Agreement, dated as of July 3, 2018, by and between the Company, the Lenders from time to time party thereto, the Mandated Lead Arrangers and KfW IPEX-Bank GmbH, as Hermes Agent and Facility Agent	10-Q	10.6	6/30/2018
10.12	Amendment and Restatement Agreement, dated as of January 15, 2016, in respect of a Facility Agreement dated, as of July 9, 2013, by and between the Company, the Lenders from time to time party thereto, Société Générale, as Facility Agent and Mandated Lead Arranger, BNP Paribas, as Documentation Bank and Mandated Lead Arranger, and HSBC France, as Mandated Lead Arranger	10-K	10.10	12/31/2015

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
10.13	Amendment and Restatement Agreement, dated as of August 15, 2019, in respect of a Facility Agreement dated, as of July 9, 2013, by and between the Company, the Lenders from time to time party thereto, Société Générale, as Facility Agent and Mandated Lead Arranger, BNP Paribas, as Documentation Bank and Mandated Lead Arranger, and HSBC France, as Mandated Lead Arranger	10-Q	10.1	10/30/2019
10.14	Hull No. B34 Credit Agreement, dated as of January 30, 2015, as novated, amended and restated on the Actual Delivery Date pursuant to a novation agreement dated January 30, 2015 (as amended),between Royal Caribbean Cruises Ltd., Citibank N.A., London Branch, Citibank Europe plc, UK Branch, and the banks and financial institutions as lender parties thereto	10-Q	10.1	3/31/2018
10.15	Hull No. S-700 Credit Agreement, dated as of November 13, 2015, by and among the Company, the Lenders from time to time party thereto and KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent and Initial Mandated Lead Arranger	8-K	10.1	11/19/2015
10.16	Amendment No. 1 to Hull No. S-700 Credit Agreement, dated as of November 13, 2015, by and among the Company, the Lenders from time to time party thereto and KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent and Initial Mandated Lead Arranger	10-Q	10.7	6/30/2018
10.17	Amendment No. 2 to Hull No. S-700 Credit Agreement, dated as of July 3, 2018, by and among the Company, the Lenders from time to time party thereto and KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent and Initial Mandated Lead Arranger	10-Q	10.8	6/30/2018
10.18	Hull No. S-713 Credit Agreement, dated as of November 13, 2015, by and among the Company, the Lenders from time to time party thereto and KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent and Initial Mandated Lead Arranger	8-K	10.2	11/19/2015
10.19	Amendment No. 1 to Hull No. S-713 Credit Agreement, dated as of September 7, 2016, by and among the Company, the Lenders from time to time party thereto and KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent and Initial Mandated Lead Arranger	10-Q	10.9	6/30/2018
10.20	Amendment No. 2 to Hull No. S-713 Credit Agreement, dated as of July 3, 2018, by and among the Company, the Lenders from time to time party thereto and KfW IPEX-Bank GmbH, as Hermes Agent,Facility Agent and Initial Mandated Lead Arranger	10-Q	10.10	6/30/2018
10.21	Hull No. J34 Credit Agreement, dated as of June 22, 2016, as novated, amended and restated on the Actual Delivery Date pursuant to a novation agreement dated June 22, 2016 (as amended), between Royal Caribbean Cruises Ltd., Citibank N.A., London Branch, Citibank Europe plc, UK Branch, and the banks and financial institutions as lender parties thereto	10-K	10.18	12/31/2018
10.22	Novation Agreement, dated as of June 22, 2016, by and between Azairemia Finance Ltd., Royal Caribbean Cruises Ltd., Citibank Europe Plc, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC France, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch and the banks and financial institutions as lender parties thereto	8-K	10.2	6/28/2016
10.23	First Supplemental Agreement, dated as of October 5, 2018, relating to Hull No. K34 and the Novation Agreement, dated as of June 22, 2016, by and between Azairemia Finance Ltd., Royal Caribbean Cruises Ltd., Citibank Europe Plc, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC France, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch, and the banks and financial institutions as lender parties thereto	10-K	10.20	12/31/2018
10.24	Novation Agreement, dated as of July 24, 2017, between Hibisyeu Finance Ltd., Royal Caribbean Cruises Ltd., Citibank Europe Plc, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC France, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch and the banks and financial institutions as lender parties thereto	8-K	10.1	7/28/2017

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
10.25	Novation Agreement, dated as of July 24, 2017, between Hoediscus Finance Ltd., Royal Caribbean Cruises Ltd., Citibank Europe Plc, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC France, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch and the banks and financial institutions as lender parties thereto	8-K	10.2	7/28/2017
10.26	Novation Agreement, dated as of July 24, 2017, between Houatorris Finance Ltd., Royal Caribbean Cruises Ltd., Citibank Europe Plc, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC France, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch and the banks and financial institutions as lender parties thereto	8-K	10.3	7/28/2017
10.27	Novation Agreement, dated as of December 13, 2019, between Palmeraie Finance Limited, Royal Caribbean Cruises Ltd., Citibank Europe Plc, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch HSBC France, Banco Santander S.A., Banco Bilbao Vizcaya Argentaria S.A., Paris Branch, BNP Paribas SA, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch, Société Générale, Unicredit Bank AG and the banks and financial institutions as lender parties thereto	8-K	10.1	12/18/2019
10.28	Icon 1 Hull No. S-1400 Credit Agreement, dated as of October 11, 2017, between Royal Caribbean Cruises Ltd., as the Borrower, the Lenders from time to time party thereto, KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent, Documentation Agent and Initial Mandated Lead Arranger and BNP Paribas Fortis SA/NV as Finnvera Agent	8-K	10.1	10/17/2017
10.29	Amendment No. 1 to Icon 1 Hull No. S-1400 Credit Agreement, dated as of July 3, 2018, between Royal Caribbean Cruises Ltd., as the Borrower, the Lenders from time to time party thereto, KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent, Documentation Agent and Initial Mandated Lead Arranger and BNP Paribas Fortis SA/NV as Finnvera Agent	10-Q	10.11	6/30/2018
10.30	Icon 2 Hull No. S-1401 Credit Agreement, dated as of October 11, 2017, between Royal Caribbean Cruises Ltd., as the Borrower, the Lenders from time to time party thereto, KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent, Documentation Agent and Initial Mandated Lead Arranger and BNP Paribas Fortis SA/NV as Finnvera Agent	8-K	10.2	10/17/2017
10.31	Amendment No. 1 to Icon 2 Hull No. S-1401 Credit Agreement, dated as of July 3, 2018, between Royal Caribbean Cruises Ltd., as the Borrower, the Lenders from time to time party thereto, KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent, Documentation Agent and Initial Mandated Lead Arranger and BNP Paribas Fortis SA/NV as Finnvera Agent	10-Q	10.12	6/30/2018
10.32	Icon 3 Hull No. 1402 Credit Agreement, dated as of December 18, 2019, between Royal Caribbean Cruises Ltd., as the Borrower, KfW IPEX-Bank GmbH, as Facility Agent CIRR Agent, Documentation Agent, Hermes Agent, Initial Mandated Lead Arranger and Sole Bookrunner, and the Lenders and Residual Risk Guarantors from time to time party thereto	8-K	10.1	12/20/2019
10.33	Loan Agreement, dated as of June 29, 2018, among Royal Caribbean Cruises Ltd., as the Borrower, the Lenders from time to time party thereto, and JP Morgan Chase Bank, N.A. as Administrative Agent and Bank of America, N.A., Citigroup Global Markets Limited, Goldman Sachs Bank USA and Morgan Stanley Senior Funding,Inc. as Co-Syndication Agents	8-K	10.1	7/5/2018
10.34	Loan Agreement, dated as of April 5, 2019, among Royal Caribbean Cruises Ltd., as the Borrower, the Lenders from time to time party thereto, Bank of America, N.A. as Administrative Agent and Banco Bilbao Vizcaya Argentaria, S.A. New York Branch, Sumitomo Mitsui Banking Corporation, The Bank of Nova Scotia, Wells Fargo Bank, National Association and DNB Markets Inc. as Co-Syndication Agents	8-K	10.2	4/10/2019
10.35	Commercial Paper Dealer Agreement, dated June 14, 2018, between Royal Caribbean Cruises Ltd., as issuer, and the dealer party thereto	8-K	10.1	6/18/2018

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
10.36	Term Loan Agreement, dated as of March 23, 2020, among Royal Caribbean Cruises Ltd., the various financial institutions as are or shall be party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent for the lender parties and as collateral agent for the secured parties	8-K	10.1	3/23/2020
10.37	Sixth Amendment to a Credit Agreement, dated as of June 8, 2011 (as amended and restated from time to time) “Anthem of the Seas” – ex Hull No. S-698, dated April 8, 2020, between Royal Caribbean Cruises Ltd., the lenders party thereto, KfW IPEX-Bank GmbH, as Hermes agent, facility agent, initial mandated lead arrangers and the mandated lead arrangers	8-K	10.1	4/10/2020
10.38	Third Amendment Agreement to a Credit Agreement, dated as of 13 November 2015 (as amended and restated from time to time) “Spectrum of the Seas” – ex Hull No. S-700, dated April 8, 2020, between Royal Caribbean Cruises Ltd., the lenders party thereto, KfW IPEX-Bank GmbH, as Hermes agent, facility agent, initial mandated lead arrangers and the mandated lead arrangers	8-K	10.2	4/10/2020
10.39	Sixth Amendment Agreement to a Credit Agreement, dated as of June 8, 2011 (as amended from time to time) “Quantum of the Seas”—ex Hull No. S-697, dated April 21, 2020 between Royal Caribbean Cruises Ltd., the lenders party thereto, KfW IPEX-Bank GmbH, as Hermes agent, facility agent, initial mandated lead arrangers and the mandated lead arrangers	8-K	10.1	4/24/2020
10.40	Second Supplemental Agreement to a Credit Agreement in respect of the financing of acquisition of m.v. Celebrity Edge (ex hull no. J34), dated as of April 28, 2020, between Royal Caribbean Cruises Ltd., Citibank N.A., London Branch as global coordinator, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch as ECA agent, Citibank Europe PLC, UK branch as facility agent, the mandated lead arrangers and the other lenders party thereto	8-K	10.1	5/4/2020
10.41	Second Supplemental Agreement to a Credit Agreement in respect of the financing of acquisition of m.v. Celebrity Apex (ex hull no. K34), dated as of April 29, 2020, between Royal Caribbean Cruises Ltd., Citibank N.A., London Bank, as global coordinator, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch as ECA agent, Citibank Europe PLC, UK Branch as facility agent, the mandated lead arrangers and the other lenders party thereto	8-K	10.2	5/4/2020
10.42	Fourth Supplemental Agreement to a Credit Agreement in respect of the financing of acquisition of m.v. Symphony of the Seas (ex hull no. B34), dated as of April 29, 2020, between Royal Caribbean Cruises Ltd., Citibank N.A., London Branch as ECA agent, Citibank Europe PLC, UK Branch as facility agent, the mandated lead arrangers and the other lenders party thereto	8-K	10.3	5/4/2020
10.43	Amendment to the Amended and Restated Credit Agreement, dated as of May 7, 2020, among Royal Caribbean Cruises Ltd., the various financial institutions party thereto and Nordea Bank ABP, New York Branch as administrative agent	8-K	10.1	5/11/2020
10.44	Amendment to the Amended and Restated Credit Agreement, dated as of May 7, 2020, among Royal Caribbean Cruises Ltd., the various financial institutions party thereto and The Bank of Nova Scotia as administrative agent	8-K	10.2	5/11/2020
10.45	Amendment to the Term Loan Agreement, dated as of May 7, 2020, among Royal Caribbean Cruises Ltd., the various financial institutions party thereto and Bank of America, N.A. as administrative agent	8-K	10.3	5/11/2020
10.46	Third Amendment Agreement to a Credit Agreement dated as of 27 November 2013 (as amended and restated from time to time) “Ovation of the Seas” – ex hull no S-699, dated May 6, 2020, between Royal Caribbean Cruises Ltd., the lenders party thereto, KfW IPEX-Bank GmbH, as Hermes agent, facility agent, initial mandated lead arrangers and the mandated lead arrangers	8-K	10.4	5/11/2020

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
10.47	Fourth Amendment and Restatement Agreement, relating to a credit agreement in respect of the financing of the acquisition of m.v. Harmony of the Seas (ex hull no. A34), dated May 6, 2020, between Royal Caribbean Cruises Ltd., Société Générale as facility agent, BNP Baribas, HSBC France and Société Générale as Mandated Lead Arrangers and the banks and financial institutions listed therein as lenders	8-K	10.5	5/11/2020
10.48	First Supplemental Agreement relating to Hull No. L34 at Chantiers de l’Atlantique (previously known as STX France S.A.), dated as of March 12, 2020, by and among Houatorris Finance Limited, Chantiers de L’Atlantique, the Company, Citibank Europe PLC, UK Branch as facility agent, Citicorp Trustee Company Limited as security trustee, Citibank N.A., London branch, HSBC France, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch and the banks and financial institutions party thereto	10-Q	10.4	5/21/2020
10.49	First Supplemental Agreement relating to Hull No. M34 at Chantiers de l’Atlantique (previously known as STX France S.A.), dated as of March 12, 2020, by and among Hoediscus Finance Limited, Chantiers de L’Atlantique as seller, the Company as buyer, Citibank Europe PLC, UK Branch as facility agent, Citicorp Trustee Company Limited as security trustee, Citibank N.A., London branch as global coordinator, HSBC France as French coordinating bank, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch as ECA agent and the banks and financial institutions listed thereto	10-Q	10.5	5/21/2020
10.50	First Supplemental Agreement relating to Hull No. C34 at Chantiers de l’Atlantique (previously known as STX France S.A.), dated as of March 12, 2020, by and among Hibisyeu Finance Limited as borrower, Chantiers de L’Atlantique as seller, the Company as buyer, Citibank Europe PLC, UK Branch as facility agent, Citicorp Trustee Company Limited as security trustee, Citibank N.A., London branch as global coordinator, HSBC France as French coordinating bank, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch as ECA agent and the banks and financial institutions listed thereto	10-Q	10.6	5/21/2020
10.51	Amendment to the Amended and Restated Credit Agreement, dated as of July 28, 2020, among Royal Caribbean Cruises Ltd., the various financial institutions party thereto and Nordea Bank ABP, New York Branch as administrative agent	8-K	10.1	8/3/2020
10.52	Amendment to the Amended and Restated Credit Agreement, dated as of July 28, 2020, among Royal Caribbean Cruises Ltd., the various financial institutions party thereto and The Bank of Nova Scotia as administrative agent	8-K	10.2	8/3/2020
10.53	Amendment to Term Loan Agreement, dated as of July 28, 2020, among Royal Caribbean Cruises Ltd., the various financial institutions party thereto and Bank of America, N.A. as administrative agent	8-K	10.3	8/3/2020
10.54	Financial Covenant Waiver Extension Consent Letter relating to the Cruise Debt Holiday Principles, dated July 28, 2020, among Royal Caribbean Cruises Ltd., Silversea Cruise Holdings Ltd. and KfW IPEX-Bank GmbH	8-K	10.4	8/3/2020
10.55	Supplemental Agreement in relation to the extension of the waiver period for financial covenants in respect of the financing of the acquisition of Celebrity Edge (ex hull no. J34), dated July 28, 2020, among Royal Caribbean Cruises Ltd. and Citibank Europe plc, UK Branch	8-K	10.5	8/3/2020
10.56	Supplemental Agreement in relation to the extension of the waiver period for financial covenants in respect of the financing of the acquisition of Celebrity Apex (ex hull no. K34), dated July 28, 2020, among Royal Caribbean Cruises Ltd. and Citibank Europe plc, UK Branch	8-K	10.6	8/3/2020
10.57	Supplemental Agreement in relation to the extension of the waiver period for financial covenants in respect of the financing of the acquisition of Symphony of the Seas (ex hull no. B34), dated July 28, 2020, among Royal Caribbean Cruises Ltd. and Citibank Europe plc, UK Branch	8-K	10.7	8/3/2020

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
10.58	Financial Covenant Waiver Extension Consent Letter relating to the Cruise Debt Holiday Principles, dated July 31, 2020, between Royal Caribbean Cruises Ltd. and KfW IPEX-Bank GmbH	8-K	10.8	8/3/2020
10.59	Third Amendment Agreement to a Credit Agreement dated as of 13 November 2015 (as amended and restated from time to time) in respect of “Odyssey of the Seas” – Hull S-713, dated 30 April 2020, between the Company, the lenders party thereto, KfW IPEX-Bank GmbH, as Hermes agent, facility agent, initial mandated lead arrangers and the mandated lead arrangers.	10.Q	10.15	8/10/2020
10.60	Amendment Letter, dated May 11, 2020 in respect of the Icon 3 Hull No. 1402 credit agreement, dated 18 December 2019 between the Company, the lenders and residual risk guarantors party thereto, and KfW IPEX-Bank GmbH as facility agent, CIRR agent, documentation agent, Hermes agent, initial mandated lead arranger and sole bookrunner.	10.Q	10.16	8/10/2020
10.61	Supplemental Agreement in relation to the extension of the waiver period for financial covenants in the EUR Facility Agreement in respect of m.v Harmony of the Seas, dated August 4, 2020, among the Company and Société Generale.	10.Q	10.17	8/10/2020
10.62	Supplemental Agreement in relation to the extension of the waiver period for financial covenants in the EUR Facility Agreement in respect of m.v Harmony of the Seas, dated August 4, 2020, among the Company and Societe Generale.	10.Q	10.9	11/4/2020
10.63	Supplemental Agreement in relation to certain amendments in connection with the Silversea negative covenants and the exercise of the Buyer's Stretch Option in respect of Edge 3 (ex. hull no. L34), dated August 29, 2020, among the Company, Hoediscus Finance Limited, Citibank Europe Plc, UK Branch, Citibank N.A., London Branch, Citicorp Trustee Company Limited, HSBC France and Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch	10.Q	10.10	11/4/2020
10.64	Supplemental Agreement in relation to certain amendments in connection with the Silversea negative covenants and the exercise of the Buyer's Stretch Option in respect of Edge 4 (ex. hull no. M34), dated August 29, 2020, by and among the Company, Hoediscus Finance Limited, Citibank Europe Plc, UK Branch, Citibank N.A., London Branch, Citicorp Trustee Company Limited, HSBC France and Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch	10.Q	10.11	11/4/2020
10.65	Supplemental Agreement in relation to certain amendments in connection with Silversea Cruise Holding Ltd. in respect of Oasis 5 (ex. hull no. C34), dated August 29, 2020, among the Company, Hibisyeu Finance Limited, Citibank Europe Plc, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch and HSBC France	10.Q	10.12	11/4/2020
10.66	Supplemental Agreement in relation to certain amendments in connection with Silversea Cruise Holding Ltd. in respect of Oasis 6 (ex. hull no. A35), dated August 29, 2020, among the Company, Palmeraie Finance Limited, Citibank Europe Plc, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch and HSBC France	10.Q	10.13	11/4/2020
10.67	Equity Distribution Agreement, dated as of December 3, 2020, among the Company and the financial institutions named therein.	8-K	1.1	12/4/2020
10.68
Fourth Supplemental Agreement relating to a credit agreement in respect of the financing of the acquisition of mv. Celebrity Edge (ex hull no. J34), dated as of October 30, 2020, between Royal Caribbean Cruises Limited, Citibank N.A., London Branch, SMBC Bank International PLC, Citibank Europe PLC, UK Branch, the mandated lead arrangers and the banks and financial institutions party thereto as lenders*

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
10.69
Fourth Supplemental Agreement relating to a credit agreement in respect of the financing of the acquisition of mv. Celebrity Apex (ex hull no. K34), dated as of October 30, 2020, between Royal Caribbean Cruises Limited, Citibank N.A., London Branch, SMBC Bank International PLC, Citibank Europe PLC, UK Branch, the mandated lead arrangers and the banks and financial institutions party thereto as lenders*

10.70
Fifth Amendment and Restatement Agreement relating to a credit agreement in respect of the financing of the acquisition of m.v. Harmony of the Seas (ex hull no. A34)(EUR Facility), dated October 30, 2020, between Royal Caribbean Cruises Ltd., Société Générale, the mandated lead arrangers and the banks and financial institutions party thereto*

10.71
Fourth Amendment and Restatement Agreement relating to a credit agreement in respect of the financing of m.v. Harmony of the Seas (ex hull no. A34)(USD Facility), dated October 30, 2020, between Royal Caribbean Cruises Ltd., Société General, the mandated lead arrangers and the banks and financial institutions party thereto*

10.72
Sixth Supplemental Agreement relating to a credit agreement in respect of the financing of the acquisition of m.v. Symphony of the Seas (ex hull no. B34), dated as of October 30, 2020, between Royal Caribbean Cruises Ltd., Citibank N.A., London Branch, Citibank Europe PLC, UK Branch, the mandated lead arrangers listed therein and the banks and financial institutions party thereto as lenders.*

10.73
Supplemental Agreement relating to a secured credit facility agreement for Hull No. L34 at Chantiers l’Atlantique S.A., dated November 13, 2020, between Hoediscus Finance Limited, Royal Caribbean Cruises Ltd., Citibank Europe PLC, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC France, SMBC Bank International PLC, the mandated lead arrangers and the banks and financial institutions party thereto*

10.74
Supplemental Agreement relating to a secured credit facility for hull no. M34, dated November 13, 2020, between Houatorris Finance Limited, Royal Caribbean Cruises Ltd., Citibank Europe PLC, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC France, SMBC Bank International PLC, the mandated lead arrangers and the banks and financial institutions party thereto*

10.75
Supplemental Agreement relating to Hull No. C34 at Chantiers de l’Atlantique, dated November 13, 2020, between Hibisyeu Finance Limited, Royal Caribbean Cruises Ltd., Citibank Europe PLC, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC France, SMBC Bank International PLC, the banks and financial institutions party thereto and the mandated lead arrangers*

10.76
Supplemental Agreement relating to Hull No. A35 at Chantiers de l’Atlantique, dated November 13, 2020, between Palmeraie Finance Limited, Royal Caribbean Cruises Ltd., Citibank Europe PLC, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC France, the mandated lead arrangers and the banks and financial institutions party thereo*

10.77
Amendment No. 4 in connection with the Credit Agreement in respect of “Celebrity Reflection” – Hull S-691, dated December 21, 2020, between Royal Caribbean Cruises Ltd., KfW IPEX-Bank GmbH and the banks and financial institutions party thereto*

10.78
Amendment No. 4 in connection with the Credit Agreement in respect of “Celebrity Silhouette” – Hull S-679, dated December 21, 2020, between Royal Caribbean Cruises Ltd., KfW IPEX-Bank GmbH and the banks and financial institutions party thereto*

10.79
Amendment No. 4 in connection with the Credit Agreement in respect of “Celebrity Solstice” – Hull S-675, dated December 21, 2020, between Royal Caribbean Cruises Ltd., KfW IPEX-Bank GmbH, the mandated co-lead arrangers and the banks and financial institutions party thereto*

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
10.80
Amendment No. 4 in connection with the Credit Agreement in respect of “Odyssey of the Seas” – Hull S-713, dated December 21, 2020, between Royal Caribbean Cruises Ltd., KfW IPEX-Bank GmbH, the mandated lead arrangers and the banks and financial institutions party thereto*

10.81
Amendment No. 4 in connection with the Credit Agreement in respect of “Ovation of the Seas” – Hull S-699, dated December 21, 2020, between Royal Caribbean Cruises Ltd., KfW IPEX-Bank GmbH, the mandated lead arrangers and the banks and financial institutions party thereto*

10.82
Amendment No. 7 in connection with the Credit Agreement in respect of “Quantum of the Seas” – Hull S-697, dated December 21, 2020, between Royal Caribbean Cruises Ltd., KfW IPEX-Bank GmbH, the mandated lead arrangers and the banks and financial institutions party thereto*

10.83
Amendment No. 4 in connection with the Credit Agreement in respect of “Spectrum of the Seas” – Hull S-700, dated December 21, 2020, between Royal Caribbean Cruises Ltd., KfW IPEX-Bank GmbH, the mandated lead arrangers and the banks and financial institutions party thereto*

10.84
Amendment No. 7 in connection with the Credit Agreement in respect of “Anthem of the Seas” – Hull S-698, dated December 21, 2020, between Royal Caribbean Cruises Ltd., KfW IPEX-Bank GmbH, the mandated lead arrangers and the banks and financial institutions party thereto*

10.85
Amendment No. 4 in connection with the Credit Agreement in respect of “Celebrity Eclipse” – Hull S-677, dated December 21, 2020, between Royal Caribbean Cruises Ltd., KfW IPEX-Bank GmbH and the banks and financial institutions party thereto*

10.86
Amendment No. 4 in connection with the Credit Agreement in respect of “Celebrity Equinox” – Hull S-676, dated December 21, 2020, between Royal Caribbean Cruises Ltd., KfW IPEX-Bank GmbH and the banks and financial institutions party thereto*

10.87
Amendment No. 1 in connection with the Credit Agreement in respect of Hull S-719, dated as of December 21, 2020, between Silversea Cruise Holding Ltd., Royal Caribbean Cruises Ltd., KfW IPEX-Bank GmbH and the banks and financial institutions party thereto*

10.88
Amendment No. 1 in connection with the Credit Agreement in respect of Hull S-720, dated as of December 21, 2020, between Silversea Cruise Holding Ltd., Royal Caribbean Cruises Ltd., KfW IPEX-Bank GmbH and the banks and financial institutions party thereto*

10.89	Underwriting Agreement, dated October 13, 2020, among the Company and Morgan Stanley & Co. LLC and BofA Securities, Inc., as representatives of the several underwriters listed in Schedule 1 thereto.	8-K	1.1	10/15/2020
10.90	Royal Caribbean Cruises Ltd. 2008 Equity Incentive Plan (as amended)	10-K	10.17	12/31/2016
10.91	Form of 2008 Equity Incentive Plan Stock Option Award Agreement—Incentive Options	10-Q	10.3	9/30/2008
10.92	Form of 2008 Equity Incentive Plan Stock Option Award Agreement—Nonqualified Options	10-Q	10.4	9/30/2008
10.93	Form of 2008 Equity Incentive Plan Restricted Stock Unit Agreement— Executive Officer Grants	10-K	10.23	12/31/2013
10.94	Form of 2008 Equity Incentive Plan Restricted Stock Unit Agreement— Executive Officer Grants (Non-Vesting Into Retirement)	10-Q	10.7	9/30/2017
10.95	Form of 2008 Equity Incentive Plan Restricted Stock Unit Agreement—Director Grants	10-K	10.31	12/31/2010
10.96	Form of 2008 Equity Incentive Plan Performance Shares Agreement	10-K	10.27	12/31/2014
10.97	Form of 2008 Equity Incentive Plan Performance-Based Restricted Shares Agreement	10-K	10.26	12/31/2015
10.98	Employment Agreement, dated as of December 31, 2012, by and between the Company and Richard D. Fain	10-K	10.22	12/31/2012

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
10.99	Employment Agreement, dated as of May 20, 2013, by and between the Company and Jason T. Liberty	10-Q	10.2	6/30/2013
10.100	Employment Agreement, dated as of July 16, 2015, by and between the Company and Michael W. Bayley	10-Q	10.3	6/30/2015
10.101	Form of First Amendment to Employment Agreement, dated as of February 6, 2015 (entered into between the Company and each of Messrs. Fain and Liberty)	10-K	10.33	12/31/2014
10.102	Employment Agreement dated as of August 3, 2015, by and between Celebrity Cruises Inc. and Lisa Lutoff-Perlo	10-K	10.31	12/31/2016
10.103	Employment Agreement, dated as of December 31, 2012, by and between the Company and Harri U. Kulovaara	10-K	10.26	2/25/2013
10.104	Form of First Amendment to Employment Agreement, dated as of February 6, 2015 (entered into between the Company and each of Messrs. Fain, Kulovaara and Liberty)	10-K	10.33	12/31/2014
10.105	Royal Caribbean Cruises Ltd. Executive Short-Term Bonus Plan	10-Q	10.4	6/30/2015
10.106	Royal Caribbean Cruises Ltd. Supplemental Executive Retirement Plan	8-K	10.3	12/8/2005
10.107	Amendment to Royal Caribbean Cruises Ltd. Supplemental Executive Retirement Plan	10-K	10.31	12/31/2006
10.108	Amendment to Royal Caribbean Cruises Ltd. Supplemental Executive Retirement Plan	10-K	10.31	12/31/2007
10.109	Amendment to Royal Caribbean Cruises Ltd. Supplemental Executive Retirement Plan	10-Q	10.1	9/30/2008
10.110	Amendment to Royal Caribbean Cruises Ltd. Supplemental Executive Retirement Plan	10-K	10.38	12/31/2008
10.111	Cruise Policy for Members of the Board of Directors of the Company	10-K	10.35	12/31/2013
21.1	List of Subsidiaries*
23.1	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm*
23.2	Consent of Drinker Biddle & Reath LLP*
24.1	Power of Attorney*
31.1	Certification of Richard D. Fain required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934*
31.2	Certification of Jason T. Liberty required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Richard D. Fain and Jason T. Liberty pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code**
*    Filed herewith
**    Furnished herewith
Interactive Data File

101	The following financial statements from Royal Caribbean Cruises Ltd.'s Annual Report on Form 10-K for the year ended December 31, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language) are as follows:
	(i)	the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2020, 2019 and 2018;
	(ii)	the Consolidated Balance Sheets at December 31, 2020 and 2019;
	(iii)	the Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018;
	(iv)	the Consolidated Statements of Shareholders' Equity for the years ended December 31, 2020, 2019 and 2018; and
	(v)	the Notes to the Consolidated Financial Statements, tagged in summary and detail.
104		Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101

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
Jason T. Liberty Executive Vice President, Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

February 26, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2021.

/s/ RICHARD D. FAIN
Richard D. Fain Director, Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ JASON T. LIBERTY
Jason T. Liberty Executive Vice President, Chief Financial Officer (Principal Financial Officer)

/s/ HENRY L. PUJOL
Henry L. Pujol Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

*
John F. Brock Director

*
Stephen R. Howe Jr. Director

*
William L. Kimsey Director

*
Maritza G. Montiel Director

*
Ann S. Moore Director
*
Eyal M. Ofer Director

*
William K. Reilly Director

*
Vagn O. Sørensen Director

*
Donald Thompson Director

*
Arne Alexander Wilhelmsen Director
*

Amy C. McPherson Director
*

*By:	/s/ JASON T. LIBERTY
Jason T. Liberty, as Attorney-in-Fact

ROYAL CARIBBEAN CRUISES LTD.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Royal Caribbean Cruises Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Royal Caribbean Cruises Ltd. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of comprehensive (loss) income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

Emphasis of Matter

As discussed in Note 1 to the consolidated financial statements, the impact to the Company’s global bookings resulting from the COVID-19 pandemic will continue to have a material negative impact on the Company’s results of operations and liquidity. Further, in April 2022, approximately $1.0 billion of long- term debt will need to be refinanced or extended should the commencement of operations be delayed beyond management’s current estimate. Management’s evaluation of the events and conditions and management’s plans to mitigate these matters are also described in Note 1.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment Assessments – Royal Caribbean International & Silversea Cruises Reporting Units Goodwill and Silversea Cruises Indefinite-lived Intangible Asset Trade Name

As described in Notes 2, 5 and 6 to the consolidated financial statements, the Company’s consolidated goodwill balance was $809.5 million and the indefinite-lived intangible assets balance was $321.5 million as of December 31, 2020. The Royal Caribbean International reporting unit goodwill was $296.6 million, the Silversea Cruises reporting unit goodwill was $508.6 million and the Silversea Cruises’ indefinite-lived intangible asset trade name was $318.7 million, respectively, as of December 31, 2020. Management reviews goodwill and indefinite-lived intangible assets for impairment at the reporting unit level and asset level, respectively, annually or, when events or circumstances dictate, more frequently. The impairment analysis consists of a comparison of the fair value of the reporting unit or asset with its carrying value.

The impact of COVID-19 on management’s operating plans and projected cash flows resulted in the completion of (i) an interim impairment assessment for the Royal Caribbean International reporting unit as of March 31, 2020 and June 30, 2020, and the Silversea Cruises reporting unit as of March 31, 2020; and (ii) an interim impairment assessment in respect to the Silversea Cruises trade name as of March 31, 2020. As a result of management’s interim impairment assessments, management recognized a goodwill impairment charge associated with the Silversea Cruises reporting unit of $576.2 million and an impairment charge of $30.8 million charge for the Silversea Cruises trade name for the quarter ended March 31, 2020. As of November 30, 2020, management performed the annual goodwill impairment reviews and determined no incremental impairment losses existed at the date of this annual assessment for the Royal Caribbean International reporting unit or the Silversea Cruises reporting unit and trade name. The fair value of the Silversea Cruises reporting unit was determined by management using a probability-weighted discounted cash flow model in combination with a market based valuation approach for all periods assessed. The fair value of the Royal Caribbean International reporting unit as of March 31, 2020 was determined using a discounted cash flow model and a probability-weighted discounted cash flow model in combination with a market based valuation approach for the June 30, 2020 and November 30, 2020 assessments. The principal assumptions used in the discounted cash flow analyses that support the Silversea Cruises and Royal Caribbean International reporting units’ impairment assessments consisted of the timing of management’s return to service; changes in market conditions; and port or other restrictions; forecasted net revenues, primarily the timing of returning to normalized operations, occupancy rates from existing and expected ship deliveries, including options, and terminal growth rate; and the weighted average cost of capital (i.e., discount rate). Management estimates the fair value of the intangible assets using a discounted cash flow model and various valuation methods depending on the nature of the intangible asset, such as the relief-from-royalty method for trade names. The principal assumptions used in the discounted cash flow analyses that support the Silversea Cruises trade name impairment assessments consisted of forecasted net revenues, primarily the timing of returning to normalized operations, occupancy rates from existing and expected ship deliveries, including options, and terminal growth rate; the royalty rate; and the weighted average cost of capital (i.e., discount rate).

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments of the Royal Caribbean International and Silversea Cruises reporting units and the indefinite-lived intangible asset impairment assessments of the Silversea Cruises trade name is a critical audit matter are (i) the significant judgment by management when determining the fair value estimates; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to forecasted net revenues, primarily the timing of returning to normalized operations, occupancy rates from existing and expected ship deliveries, including options, and terminal growth rate, and the discount rate for the goodwill and trade name impairment assessments; and the royalty rate assumption for the trade name impairment assessments; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill and indefinite-lived intangible asset impairment assessments, including controls over the valuation of the Royal Caribbean International & Silversea Cruises reporting units and Silversea Cruises trade name. These procedures also included, among others, (i) testing management’s process for developing the fair value estimates; (ii) evaluating the appropriateness of the discounted future cash flow model, market based valuation approach and the relief-from-royalty model; (iii) testing the completeness and accuracy of underlying data used in the fair value estimates; and (iv) evaluating the reasonableness of the significant assumptions used by management related to forecasted net revenues, primarily the timing of returning to normalized operations, occupancy rates from existing and expected ship deliveries, including options, and terminal growth rate; and the discount rate for the goodwill and the trade name impairment assessments and the royalty rate assumption for the Silversea Cruises trade name impairment assessments. Evaluating management’s assumptions related to forecasted net revenues, primarily the timing of returning to normalized operations, occupancy rates from existing and expected ship deliveries, including options, and the terminal growth rate involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit and trade name; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of discounted cash flow model, relief-from-royalty and market based valuation approach and the discount rates and royalty rate assumptions.
Certain Ship Impairment Assessments

As described in Notes 2 and 7 to the consolidated financial statements, the Company’s consolidated ships and ship improvements balance was $32.0 billion as of December 31, 2020. Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate, based on estimated undiscounted future cash flows, that the carrying value of these assets may not be fully recoverable. The impact of COVID-19 on the Company’s expected future operating cash flows and management’s decision to dispose of certain vessels, resulted in management identifying impairment triggers for certain vessels. Management estimated the recoverability of certain vessels using undiscounted cash flow analyses at interim dates throughout 2020 and again at December 31, 2020. A number of vessels were found to have net carrying values in excess of their estimated undiscounted future cash flows, and as such, were subject to fair value assessments. Management determined fair value of the vessels based on intended use of the identified vessels, and as such, management used a combination of discounted cash flows, replacement cost, scrap and residual value techniques to estimate fair value. Consequently, management recognized $635.5 million of impairment losses during the year ended 2020. The suspension of operations and the possibility of further suspensions create uncertainty in forecasting undiscounted cash flows, which are used by management to determine if a vessel is at risk of impairment. Management’s principal assumptions used in the undiscounted cash flows consisted of the timing of management’s return to service; changes in market conditions; and port or other restrictions; forecasted net revenues, primarily the timing of returning to normalized operations, and occupancy rates; and management’s intended use of the vessel for its remaining useful life.

The principal considerations for our determination that performing procedures relating to certain ship impairment assessments is a critical audit matter are (i) the significant judgment by management in developing the undiscounted cash flow analyses for the ships with triggering events; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to forecasted net revenues, primarily the timing of returning to normalized operations, and occupancy rates and management’s intended use of the vessel for its remaining useful life.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s ship impairment assessments, including controls over the analysis of the Company’s ships that were subject to undiscounted cash flow impairment analyses. These procedures also included, among others, (i) testing management’s process for developing the undiscounted cash flow estimates for certain ships with triggering events; (ii) evaluating the appropriateness of the undiscounted cash flow methods; (iii) testing the completeness and accuracy of underlying data used in the analyses; and (iv) evaluating the significant assumptions used by management related to forecasted net revenues, primarily the timing of returning to normalized operations, and occupancy rates, and management’s intended use of the vessel for its remaining useful life. Evaluating management’s assumptions involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Company, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

Liquidity - Impact of COVID-19

As described in Note 1 to the consolidated financial statements, the Company voluntarily suspended its global cruise operations effective March 13, 2020, and this suspension remains in effect through at least April 30, 2021 for most of its cruise operations. The suspension of operations and the impact to the Company’s global bookings resulting from the COVID-19 pandemic will continue to have a material negative impact on the Company’s results of operations and liquidity, which may be prolonged beyond containment of the disease. Management has and will continue undertaking several proactive measures to mitigate the financial and operational impacts of COVID-19, including reduction of capital expenditures and operating expenses (reduction and furloughing of workforce and laying up of vessels), issuing of debt and shares of our common stock, amending of credit agreements to defer payments and covenant requirements and suspending of dividend payments. As of December 31, 2020, the Company had liquidity of $4.4 billion, consisting of cash and cash equivalents of $3.7 billion and a $0.7 billion one-year commitment for a 364-day term loan facility. Based on management’s actions described above, and management’s assumptions regarding the impact of COVID-19 and the suspension of operations, as well as the Company’s present financial condition, management believes the available liquidity will be sufficient to fund the Company’s obligations for at least the next twelve months from the issuance of the consolidated financial statements. The principal assumptions used by management’s to estimate future liquidity requirements consist of (i) the expected date of return to operations; (ii) the expected resumption of operations; (iii) the expected occupancy levels; and (iv) the expected incremental expenses for the resumption of guest cruise operations for the maintenance of additional public health protocols and complying with additional regulations.

The principal considerations for our determination that performing procedures relating to the impact of COVID-19 on the Company’s liquidity is a critical audit matter are (i) the significant judgment by management when evaluating the uncertainty related to the effects of COVID-19 on the Company’s financial results and liquidity, which impacts the Company’s forecasted financial results and estimated liquidity requirements to satisfy its obligations; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s liquidity assessment to satisfy obligations for at least the next twelve months from the issuance of the consolidated financial statements.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of internal controls relating to management’s assessment of the Company’s liquidity. These procedures also included, among others, (i) testing management’s process for forecasting financial results and liquidity within one year from the issuance of the consolidated financial statements, (ii) testing the completeness and accuracy of underlying data used in the forecast; and (iii) evaluation of management’s liquidity assessment and their disclosure in the consolidated financial statements regarding having sufficient liquidity to satisfy its obligations for at least the next twelve months from the issuance of the consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Miami, Florida February 26, 2021

We have served as the Company’s auditor since at least 1989, which includes periods before the Company became subject to SEC reporting requirements. We have not been able to determine the specific year we began serving as auditor of the Company.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Passenger ticket revenues	$1,504,569	$7,857,057	$6,792,716
Onboard and other revenues	704,236	3,093,604	2,701,133
Total revenues	2,208,805	10,950,661	9,493,849
Cruise operating expenses:
Commissions, transportation and other	344,625	1,656,297	1,433,739
Onboard and other	157,213	639,782	537,355
Payroll and related	788,273	1,079,121	924,985
Food	161,750	583,905	520,909
Fuel	371,015	697,962	710,617
Other operating	942,232	1,405,698	1,134,602
Total cruise operating expenses	2,765,108	6,062,765	5,262,207
Marketing, selling and administrative expenses	1,199,620	1,559,253	1,303,144
Depreciation and amortization expenses	1,279,254	1,245,942	1,033,697
Impairment and credit losses	1,566,380	—	—
Operating (Loss) Income	(4,601,557)	2,082,701	1,894,801
Other income (expense):
Interest income	21,036	26,945	32,800
Interest expense, net of interest capitalized	(844,238)	(408,513)	(333,672)
Equity investment (loss) income	(213,286)	230,980	210,756
Other (expense) income	(137,085)	(24,513)	11,107
	(1,173,573)	(175,101)	(79,009)
Net (Loss) Income	(5,775,130)	1,907,600	1,815,792
Less: Net Income attributable to noncontrolling interest	22,332	28,713	4,750
Net (Loss) Income attributable to Royal Caribbean Cruises Ltd.	$(5,797,462)	$1,878,887	$1,811,042
(Loss) Earnings per Share:
Basic	$(27.05)	$8.97	$8.60
Diluted	$(27.05)	$8.95	$8.56
Comprehensive (Loss) Income
Net (Loss) Income	$(5,775,130)	$1,907,600	$1,815,792
Other comprehensive (loss) income:
Foreign currency translation adjustments	40,346	869	(14,251)
Change in defined benefit plans	(19,984)	(19,535)	7,643
Gain (loss) on cash flow derivative hedges	38,010	(151,313)	(286,861)
Total other comprehensive income (loss)	58,372	(169,979)	(293,469)
Comprehensive (Loss) Income	$(5,716,758)	$1,737,621	$1,522,323
Less: Comprehensive Income attributable to noncontrolling interest	22,332	28,713	4,750
Comprehensive (Loss) Income attributable to Royal Caribbean Cruises Ltd.	$(5,739,090)	$1,708,908	$1,517,573
___________________________________________________________________

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2020	2019
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$3,684,474	$243,738
Trade and other receivables, net of allowances of $3,867 and $5,635 at December 31, 2020 and December 31, 2019, respectively	284,149	305,821
Inventories	118,703	162,107
Prepaid expenses and other assets	154,339	429,211
Derivative financial instruments	70,082	21,751
Total current assets	4,311,747	1,162,628
Property and equipment, net	25,246,595	25,466,808
Operating lease right-of-use assets	599,985	687,555
Goodwill	809,480	1,385,644
Other assets, net of allowances of $81,580 and $0 at December 31, 2020 and December 31, 2019, respectively	1,497,380	1,617,649
Total assets	$32,465,187	$30,320,284
Liabilities, redeemable noncontrolling interest and shareholders' equity
Current liabilities
Current portion of long-term debt	$961,768	$1,186,586
Commercial paper	409,319	1,434,180
Current portion of operating lease liabilities	102,677	96,976
Accounts payable	353,422	563,706
Accrued interest	252,668	70,090
Accrued expenses and other liabilities	615,750	1,078,345
Derivative financial instruments	56,685	94,875
Customer deposits	1,784,832	3,428,138
Total current liabilities	4,537,121	7,952,896
Long-term debt	17,957,956	8,414,110
Long-term operating lease liabilities	563,876	601,641
Other long-term liabilities	645,565	617,810
Total liabilities	23,704,518	17,586,457
Commitments and contingencies (Note 19)
Redeemable noncontrolling interest	—	569,981
Shareholders' equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 265,198,371 and 236,547,842 shares issued, December 31, 2020 and December 31, 2019, respectively)	2,652	2,365
Paid-in capital	5,998,574	3,493,959
Retained earnings	5,562,775	11,523,326
Accumulated other comprehensive loss	(739,341)	(797,713)
Treasury stock (27,799,775 and 27,746,848 common shares at cost, December 31, 2020 and December 31, 2019, respectively)	(2,063,991)	(2,058,091)
Total shareholders' equity	8,760,669	12,163,846
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$32,465,187	$30,320,284

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Operating Activities
Net (Loss) Income	$(5,775,130)	$1,907,600	$1,815,792
Adjustments:
Depreciation and amortization	1,279,254	1,245,942	1,033,697
Impairment and credit losses	1,566,380	—	33,651
Net deferred income tax (benefit) expense	(8,791)	7,745	(2,679)
Loss (gain) on derivative instruments not designated as hedges	49,316	(1,431)	61,148
Share-based compensation expense	39,779	75,930	46,061
Equity investment loss (income)	213,286	(230,980)	(210,756)
Amortization of debt issuance costs	89,442	31,991	41,978
Amortization of debt discounts and premiums	66,776	31,616	11,004
Loss on extinguishment of secured senior term loan	41,109	6,326	—
Change in fair value of contingent consideration	(45,126)	18,400	—
Recognition of deferred currency translation adjustment loss on sale of assets	69,044	—	—
Gain on sale of unconsolidated affiliate	—	—	(13,680)
Recognition of deferred gain	—	—	(21,794)
Changes in operating assets and liabilities:
Decrease (increase) in trade and other receivables, net	121,055	(9,898)	(9,573)
Decrease (increase) in inventories	27,077	(8,533)	(23,849)
Decrease (increase) in prepaid expenses and other assets	295,876	15,669	(71,770)
(Decrease) increase in accounts payable	(133,815)	75,281	91,737
Increase (decrease) in accrued interest	182,578	(4,460)	18,773
(Decrease) increase in accrued expenses and other liabilities	(180,479)	96,490	42,937
(Decrease) increase in customer deposits	(1,643,560)	280,139	385,990
Dividends received from unconsolidated affiliates	2,215	150,177	243,101
Other, net	12,061	28,362	7,371
Net cash (used in) provided by operating activities	(3,731,653)	3,716,366	3,479,139
Investing Activities
Purchases of property and equipment	(1,965,131)	(3,024,663)	(3,660,028)
Cash received on settlement of derivative financial instruments	15,874	7,621	76,529
Cash paid on settlement of derivative financial instruments	(161,335)	(68,836)	(98,074)
Investments in and loans to unconsolidated affiliates	(100,609)	(25,569)	(27,172)
Cash received on loans to unconsolidated affiliates	21,086	32,870	124,238
Proceeds from the sale of property and equipment	27,796	—	—
Proceeds from the sale of unconsolidated affiliate	—	—	13,215
Acquisition of Silversea Cruises, net of cash acquired	—	—	(916,135)
Other, net	(16,247)	(12,829)	(1,731)
Net cash used in investing activities	(2,178,566)	(3,091,406)	(4,489,158)

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Financing Activities
Debt proceeds	13,547,189	3,525,564	8,590,740
Debt issuance costs	(374,715)	(50,348)	(81,959)
Repayments of debt	(3,845,133)	(4,060,244)	(6,963,511)
Proceeds from issuance of commercial paper notes	6,765,816	26,240,540	4,730,286
Repayments of commercial paper notes	(7,837,635)	(25,613,111)	(3,965,450)
Purchase of treasury stock	—	(99,582)	(575,039)
Dividends paid	(326,421)	(602,674)	(527,494)
Proceeds from common stock issuances	1,431,375	—	—
Other, net	(10,688)	(10,516)	(9,500)
Net cash provided by (used in) financing activities	9,349,788	(670,371)	1,198,073
Effect of exchange rate changes on cash	1,167	1,297	(20,314)
Net increase (decrease) in cash and cash equivalents	3,440,736	(44,114)	167,740
Cash and cash equivalents at beginning of year	243,738	287,852	120,112
Cash and cash equivalents at end of year	$3,684,474	$243,738	$287,852
Supplemental Disclosures
Cash paid during the year for:
Interest, net of amount capitalized	$418,164	$246,312	$252,466
Non-Cash Investing Activities
Contingent consideration for the acquisition of Silversea Cruises	$—	$—	$44,000
Purchases of property and equipment included in accounts payable and accrued expenses and other liabilities	$16,189	$86,155	$—
Notes receivable issued upon sale of property and equipment	$53,419	$—	$—
Non-Cash Financing Activities
Acquisition of Silversea Cruises non-controlling interest	$592,313	$—	$—
Termination of Silversea Cruises contingent consideration obligation	$16,564	$—	$—
Common stock issuances pending cash settlement and included in trade receivables	$121,352	$—	$—
___________________________________________________________________

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
	(in thousands, except per share data)
Balances at January 1, 2018	$2,352	$3,390,117	$9,022,405	$(334,265)	$(1,378,306)	$10,702,303
Cumulative effect of accounting changes	—	—	(23,476)	—	—	(23,476)
Activity related to employee stock plans	6	30,783	—	—	—	30,789
Common stock dividends, $2.60 per share	—	—	(546,689)	—	—	(546,689)
Changes related to cash flow derivative hedges	—	—	—	(286,861)	—	(286,861)
Change in defined benefit plans	—	—	—	7,643	—	7,643
Foreign currency translation adjustments	—	—	—	(14,251)	—	(14,251)
Purchases of treasury stock	—	—	—	—	(575,039)	(575,039)
Net Income attributable to Royal Caribbean Cruises Ltd.	—	—	1,811,042	—	—	1,811,042
Balances at December 31, 2018	2,358	3,420,900	10,263,282	(627,734)	(1,953,345)	11,105,461
Activity related to employee stock plans	7	73,059	—	—	(5,164)	67,902
Common stock dividends, $2.96 per share	—	—	(618,843)	—	—	(618,843)
Changes related to cash flow derivative hedges	—	—	—	(151,313)	—	(151,313)
Change in defined benefit plans	—	—	—	(19,535)	—	(19,535)
Foreign currency translation adjustments	—	—	—	869	—	869
Purchases of treasury stock	—	—	—	—	(99,582)	(99,582)
Net Income attributable to Royal Caribbean Cruises Ltd.	—	—	1,878,887	—	—	1,878,887
Balances at December 31, 2019	2,365	3,493,959	11,523,326	(797,713)	(2,058,091)	12,163,846
Activity related to employee stock plans	9	29,750	—	—	—	29,759
Common stock issuance	226	1,552,500	—	—	—	1,552,726
Equity component of convertible notes, net of issuance costs	—	307,640	—	—	—	307,640
Acquisition of Silversea non-controlling interest	52	608,825	—	—	—	608,877
Common stock dividends, $0.78 per share	—	—	(163,089)	—	—	(163,089)
Changes related to cash flow derivative hedges	—	—	—	38,010	—	38,010
Change in defined benefit plans	—	—	—	(19,984)	—	(19,984)
Foreign currency translation adjustments	—	—		40,346	—	40,346
Purchases of treasury stock	—	5,900	—	—	(5,900)	—
Net Loss attributable to Royal Caribbean Cruises Ltd.	—	—	(5,797,462)	—	—	(5,797,462)
Balances at December 31, 2020	$2,652	$5,998,574	$5,562,775	$(739,341)	$(2,063,991)	$8,760,669
The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1. General
Description of Business
We are a global cruise company. We own and operate four global cruise brands: Royal Caribbean International, Celebrity Cruises, Azamara and Silversea Cruises (collectively, our "Global Brands"). We also own a 50% joint venture interest in TUI Cruises GmbH ("TUIC"), that operates the German brands TUI Cruises and Hapag-Lloyd Cruises (collectively, our "Partner Brands"). On June 30, 2020, TUIC acquired Hapag-Lloyd Cruises, a luxury and expedition brand for German-speaking guests, from TUI AG for approximately €1.2 billion, or $1.3 billion as of the purchase date. See Note 8. Other Assets for further information on the acquisition. We account for our investments in our Partner Brands under the equity method of accounting. Together, our Global Brands and our Partner Brands operate a combined 61 ships as of December 31, 2020. Our ships offer a selection of worldwide itineraries that call on more than 1,000 destinations on all seven continents.
In 2020, Pullmantur Holdings S.L. ("Pullmantur Holdings"), in which we own a 49% non-controlling interest, and certain of its other subsidiaries filed for reorganization in Spain under the terms of the Spanish insolvency laws (the "Pullmantur reorganization") due to the negative impact of the COVID-19 pandemic on the company. The Pullmantur brand has cancelled all of its scheduled ship operations. We suspended equity method accounting for Pullmantur Holdings during the second quarter of 2020. Refer to Note 8. Other Assets for further information regarding Pullmantur's reorganization filing and its impact to the Company.
On July 9, 2020, we acquired the remaining 33.3% interest in Silversea Cruises that we did not already own (the "noncontrolling interest") from Heritage Cruise Holding Ltd. ("Heritage"). As a result of the acquisition of the noncontrolling interest, Silversea Cruises is now a wholly owned cruise brand. As consideration for the noncontrolling interest, we issued to Heritage 5.2 million shares of common stock, par value $0.01 per share, of Royal Caribbean Cruises Ltd. Pursuant to the agreement governing the acquisition, among other things, the parties terminated any existing obligation to issue Heritage any contingent consideration, at fair value, in connection with our acquisition of a 66.7% interest in Silversea Cruises on July 31, 2018. The share purchase did not result in a change of control. The purchase was accounted for as an equity transaction and no gain or loss was recognized in earnings. See Note 11. Redeemable Noncontrolling Interest for further information regarding our acquisition of the noncontrolling interest.
On January 19, 2021, we announced that we entered into a definitive agreement to sell the Azamara brand, including its three-ship fleet and associated intellectual property to Sycamore Partners in an all-cash carve-out transaction for $201.0 million. The transaction is subject to customary conditions and is expected to close in the first quarter of 2021.
Management's Plan and Liquidity
As part of our response to the COVID-19 pandemic, we voluntarily suspended our global cruise operations effective March 13, 2020 and this suspension remains in effect through at least April 30, 2021, for most of our cruise operations.
We are working with both the U.S. Center for Disease Control and Prevention (“CDC”) and the Healthy Sail Panel (“HSP”), formed in June 2020 by us and Norwegian Cruise Line Holdings Ltd. and composed of leading experts in relevant fields, including epidemiology, infectious diseases, public policy and regulation, engineering and general health safety, to prepare and develop a plan to meet the requirements of the CDC’s Framework for the Conditional Sailing Order (the “Conditional Order”). The Conditional Order permits cruise ship passenger operations in U.S. waters under certain conditions and following the establishment of certain protocols and procedures, with the order remaining in effect until the earlier of (1) the expiration of the Secretary of Health and Human Services’ declaration that COVID-19 constitutes a public health emergency; (2) the CDC Director rescinds or modifies the Conditional Order based on specific public health or other considerations, or (3) November 1, 2021.
Many uncertainties remain as to the specifics, timing and costs of administering and implementing the requirements of the Conditional Order, some of which may be significant, as well as the extent of any additional requirements the CDC may issue as it provides further guidance on the requirements of the Conditional Order. We expect to re-start our global cruise operations in a phased manner once we fulfill the requirements of the Conditional Order, with cruises having reduced guest occupancy, modified itineraries and enhanced health and safety protocols. Based on our assessment of these conditions or for other reasons, we may determine it necessary to further extend our voluntary suspension of our Global Brands’ cruise sailings which currently extends through at least April 30, 2021, for most of our cruise operations. As such, we believe the suspension of our operations
The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and the impact to our global bookings resulting from the COVID-19 pandemic will continue to have a material negative impact on our results of operations and liquidity, which may be prolonged beyond containment of the disease.
As of December 31, 2020, we had liquidity of $4.4 billion, consisting of cash and cash equivalents of $3.7 billion and a $0.7 billion one-year commitment for a 364-day term loan facility. As of December 31, 2020, our revolving credit facilities were fully utilized through a combination of amounts drawn and letters of credit issued under the facilities.
As of December 31, 2020, financial covenant testing on our amended export-credit and non-export credit facilities, totaling and outstanding principal amount of $11.2 billion, and on our credit card processing agreements, was waived through the fourth quarter of 2021 following amendments to the agreements during 2020.
During the first quarter of 2021, we further amended $4.9 billion of our non-export credit facilities and $6.2 billion of our export credit facilities, and certain credit card processing agreements to extend the waiver of our financial covenants through and including at least the third quarter of 2022. In addition, during the first quarter of 2021, we amended our export credit facilities to defer an additional $0.8 billion of principal payments due under these export facilities between April 2021 and March 2022. Pursuant to the covenant amendments for the non-export facilities and certain of the credit card processing agreements, we have modified the manner in which such covenants are calculated, temporarily in certain cases and permanently in others, as well as the levels at which our net debt to capitalization covenant will be tested during the period commencing immediately following the end of the waiver period and continuing through the end of 2023. The amendments also impose a monthly-tested minimum liquidity covenant of $500.0 million for the duration of the waiver period subject to reduction to $350.0 million if we raise at least $500.0 million of additional capital, which can be satisfied through previously undrawn facilities. In addition, the amendments place restrictions on paying cash dividends and effectuating share repurchases through at least the end of the third quarter of 2022. As of December 31, 2020, we were in compliance with the applicable minimum liquidity covenant and we estimate that we will be in compliance for at least the next twelve months. Refer to Note 9. Debt for further information regarding our debt covenants.
Significant events affecting travel, including COVID-19 and our suspension of operations, typically have an impact on the booking pattern for cruise vacations, with the full extent of the impact generally determined by the length of time the event influences travel decisions. The estimation of our future liquidity requirements includes numerous assumptions that are subject to various risks and uncertainties. The principal assumptions used to estimate our future liquidity requirements consist of:
•Expected date of return to operations;
•Expected gradual resumption of cruise operations;
•Expected lower than comparable historical occupancy levels during the resumption of cruise operations; and
•Expected incremental expenses for the resumption of cruise operations, for the maintenance of additional public health protocols and procedures for additional regulations.
There can be no assurance that our assumptions and estimates are accurate due to possible variables, including, but not limited to, the uncertainties associated with the CDC’s interpretation and application of the requirements in the Conditional Order and subsequent changes to those requirements, our ability to meet these requirements , some of which may be significant, and whether efforts by other countries to contain the disease will further restrict our ability to commence operations. We have and will continue undertaking several proactive measures to mitigate the financial and operational impacts of COVID-19, including reduction of capital expenditures and operating expenses (reduction and furloughing of workforce and laying up of vessels), issuing of debt and shares of our common stock, amending of credit agreements to defer payments and covenant requirements and suspending of dividend payments.
Based on these actions and our assumptions regarding the impact of COVID-19 and our suspension of operations, as well as our present financial condition, we believe that our available liquidity as described above will be sufficient to fund our obligations for at least the next twelve months from the issuance of these financial statements. Beyond the next 12 months, in April 2022, approximately $1.0 billion of long- term debt will need to be refinanced or extended should the commencement of operations be delayed beyond the summer of 2021, in order to maintain the Company's liquidity position. We are working on refinancing or negotiating extension of the obligation, which we expect to have completed in advance of the April 2022 due date. There can be no assurances that the Company will be successful in completing the refinancing or extension necessary to meet its obligations beyond twelve months from the issuance of these financial statements on terms acceptable to the Company. If the Company is unable to maintain the required minimum level of liquidity or negotiate its minimum liquidity requirements, it could have a significant adverse effect on the Company’s business, financial condition and operating results.
Any further covenant waivers may lead to increased costs, increased interest rates, additional restrictive covenants and other available lender protections as may be agreed with our lenders. There can be no assurance that we would be able to obtain additional waivers in a timely manner, or on acceptable terms. If we require additional waivers and are not able to obtain them

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

or repay the debt facilities, this would lead to an event of default and potential acceleration of amounts due under all of our outstanding debt and derivative contracts.
The Company also has agreements with its credit card processors relating to customer deposits received by the Company for future voyages. These agreements allow the credit card processors to require, under certain circumstances, including breach of the financial covenants, the existence of other material adverse changes, excessive chargebacks, and other triggering events, the Company to maintain a reserve that can be satisfied by posting collateral.
Executed amendments are in place for the majority of these providers, waiving collateral posting and reserve requirements tied to breach of our financial covenants through at least March 31, 2022 or September 30, 2022 depending on the agreement, and as such, we do not anticipate any incremental collateral requirements for the processors covered by these waivers in the next 12 months. We have approximately $75.0 million held in reserve with a processor where the agreement was amended in the first quarter of 2021, such that future proceeds will be withheld in reserve, of which the maximum exposure is approximately $200.0 million. The amount and timing are dependent on future factors that are uncertain, such as the date we return to operations, volume and value of future deposits and whether we transfer our business to other processors. If we require additional waivers on the credit card processing agreements and are not able to obtain them, this could lead to the termination of these agreements or the trigger of reserve requirements.
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
All significant intercompany accounts and transactions are eliminated in consolidation. We consolidate entities over which we have control, usually evidenced by a direct ownership interest of greater than 50%, and variable interest entities where we are determined to be the primary beneficiary. Refer to Note 8. Other Assets for further information regarding our variable interest entities. We consolidate the operating results of Silversea Cruises on a three-month reporting lag to allow for more timely preparation of our consolidated financial statements. With the exception of the October 2020 delivery of the Silver Moon which is reported in our consolidated financial statements as of and for the year ended December 31, 2020, no material events or other transactions involving Silversea Cruises have occurred from September 30, 2020 through December 31, 2020. Refer to Note 7. Property and Equipment, and Note 9. Debt for further information on the delivery of Silver Moon.
For affiliates we do not control but over which we have significant influence on financial and operating policies, usually evidenced by a direct ownership interest from 20% to 50%, the investment is accounted for using the equity method.

Note 2. Summary of Significant Accounting Policies
Revenues and Expenses
Deposits received on sales of passenger cruises are initially recorded as customer deposit liabilities on our balance sheet. Customer deposits are subsequently recognized as passenger ticket revenues, together with revenues from onboard and other goods and services and all associated cruise operating expenses of a voyage. For further information on revenue recognition, refer to Note 4. Revenues.
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

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

We periodically review estimated useful lives and residual values for ongoing reasonableness, considering long term views on our intended use of each class of ships and the planned level of improvements to maintain and enhance vessels within those classes. In the event a factor is identified that may trigger a change in the estimated useful lives and residual values of our ships, a review of the estimate is completed. In the fourth quarter of 2019, we completed a modernization of the Oasis of the Seas under our ship upgrade program. We spent $538.0 million under this ship upgrade program for the year ended December 31, 2019, with the Oasis of the Seas representing approximately $170.0 million. As a result of this capital investment and future planned investments in our Oasis-class ships, we performed a review of the estimated useful lives and residual values of Oasis-class ships, concluding in a change to the estimate. Effective fourth quarter of 2019, we revised the estimated useful lives of our Oasis-class ships from 30 years with a 15% residual value to 35 years with a 10% residual value. The change in the estimated useful lives and residual values was accounted for prospectively as a change in accounting estimate. The 35-year useful life with a 10% residual value is based on revised estimates of the weighted-average useful life of all major ship components for the Oasis-class ships. The change in estimate is consistent with our recent investments in and long term future plans to continue to invest in the upgrade of these ships, resulting in the use of certain ship components longer than originally estimated. In determining the change in estimated useful life and residual value, we utilized quantitative and qualitative analysis, including historical and projected usage patterns, industry benchmarks, planned maintenance programs and projected operational and financial performance of the class. The change allows us to better match depreciation expense with the periods these assets are expected to be in use. For the year ended December 31, 2019, this change increased operating income and net income by approximately $4.6 million and increased earnings per share by $0.02 per share on a basic and diluted basis.
We review long-lived assets for impairment whenever events or changes in circumstances indicate, based on estimated undiscounted future cash flows, that the carrying value of these assets may not be fully recoverable. For purposes of recognition and measurement of an impairment loss, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The lowest level for which we maintain identifiable cash flows that are independent of the cash flows of other assets and liabilities is at the ship level for our ships. If estimated future cash flows are less than the carrying value of an asset, an impairment charge is recognized to the extent its carrying value exceeds fair value. Refer to Note 7. Property and Equipment for further information on determination of fair value for long-lived assets.
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

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Goodwill
Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets acquired. We review goodwill for impairment at the reporting unit level annually or, when events or circumstances dictate, more frequently. The impairment review for goodwill consists of a qualitative assessment of whether it is more-likely-than-not that a reporting unit's fair value is less than its carrying value, and if necessary, a goodwill impairment test. Factors to consider when performing the qualitative assessment include general economic conditions, limitations on accessing capital, changes in forecasted operating results, changes in fuel prices and fluctuations in foreign exchange rates. If the qualitative assessment demonstrates that it is more-likely-than-not that the estimated fair value of the reporting unit exceeds its carrying value, it is not necessary to perform the goodwill impairment test. We may elect to bypass the qualitative assessment and proceed directly to step one, for any reporting unit, in any period. On a periodic basis, we elect to bypass the qualitative assessment and proceed to step one to corroborate the results of recent years' qualitative assessments. We can resume the qualitative assessment for any reporting unit in any subsequent period.
The goodwill impairment analysis consists of a comparison of the fair value of the reporting unit with its carrying value. We typically estimate the fair value of our reporting units using a probability-weighted discounted cash flow model, which may also include a combination of a market-based valuation approach. The estimation of fair value utilizing discounted expected future cash flows includes numerous uncertainties which require our significant judgment when making assumptions of expected revenues, operating costs, marketing, selling and administrative expenses, interest rates, ship additions and retirements as well as assumptions regarding the cruise vacation industry's competitive environment and general economic and business conditions, among other factors. The principal assumptions used in the discounted cash flow model for our 2020 impairment assessments were: (i) the timing of our return to service, changes in market conditions and port or other restrictions; (ii) forecasted net revenues, primarily the timing of returning to normalized operations, occupancy rates from existing and expected ship deliveries, including options, and terminal growth rate; and (iii) weighted average cost of capital (i.e., discount rate). The discounted cash flow model uses the most current projected operating results for the upcoming fiscal year as a base. To that base, we add future years' cash flows based on multiple revenue and expense scenarios reflecting the impact of various return to service management assumptions beyond the base year on the reporting unit. We discount the projected cash flows using rates specific to the reporting unit based on its weighted-average cost of capital. If the fair value of the reporting unit exceeds its carrying value, no write-down of goodwill is required. As amended by ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment, if the fair value of the reporting unit is less than the carrying value of its net assets, an impairment is recognized based on the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to such reporting unit.
Intangible Assets
In connection with our acquisitions, we have acquired certain intangible assets to which value has been assigned based on our estimates. Intangible assets that are deemed to have an indefinite life are not amortized, but are subject to an annual impairment test, or when events or circumstances dictate, more frequently. The impairment review for indefinite-life intangible assets can be performed using a qualitative or quantitative impairment assessment. The quantitative assessment consists of a comparison of the fair value of the asset with its carrying value. We estimate the fair value of these assets using a discounted cash flow model and various valuation methods depending on the nature of the intangible asset, such as the relief-from-royalty method for trademarks and trade names. The principal assumptions used in the discounted cash flows model for our 2020 impairment assessments were: (i) forecasted net revenues, primarily the timing of returning to normalized operations, occupancy rates from existing and expected ship deliveries, including options, and terminal growth rate; (ii) royalty rate; and (iii) weighted average cost of capital (i.e., discount rate). If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. If the fair value exceeds its carrying value, the indefinite-life intangible asset is not considered impaired.
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
Media advertising was $138.1 million, $309.4 million and $255.7 million, and brochure, production and direct mail costs were $69.1 million, $156.0 million and $133.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Foreign Currency Translations and Transactions
We translate assets and liabilities of our foreign subsidiaries whose functional currency is the local currency, at exchange rates in effect at the balance sheet date. We translate revenues and expenses at weighted-average exchange rates for the period. Equity is translated at historical rates and the resulting foreign currency translation adjustments are included as a component of Accumulated other comprehensive loss, which is reflected as a separate component of Shareholders' equity. Exchange gains or losses arising from the remeasurement of monetary assets and liabilities denominated in a currency other than the functional currency of the entity involved are immediately included in our earnings, except for certain liabilities that have been designated to act as a hedge of a net investment in a foreign operation or investment. Exchange gains (losses) were $(1.5) million, $0.4 million and $57.6 million for the years ended December 31, 2020, 2019 and 2018, respectively, and were recorded within Other income (expense). The majority of our transactions are settled in United States dollars. Gains or losses resulting from transactions denominated in other currencies are recognized in income at each balance sheet date.
Concentrations of Credit Risk
We monitor our credit risk associated with financial and other institutions with which we conduct significant business and, to minimize these risks, we select counterparties with credit risks acceptable to us and we seek to limit our exposure to an individual counterparty. Credit risk, including but not limited to counterparty nonperformance under derivative instruments, our credit facilities and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions, insurance companies and export credit agencies many of which we have long-term relationships with and which have credit risks acceptable to us or where the credit risk is spread out among a large number of counterparties. As of December 31, 2020, we had $26.9 million counterparty credit risk exposure under our derivative instruments which was limited to the cost of replacing the contracts in the event of non-performance by the counterparties to the contracts, the majority of which are currently our lending banks. As of December 31, 2019, we had no counterparty credit risk exposure under our derivative instruments. We do not anticipate nonperformance by any of our significant counterparties. In addition, we have established guidelines we follow regarding credit ratings and instrument maturities to maintain safety and liquidity. We do not normally require collateral or other security to support credit relationships; however, in certain circumstances this option is available to us.
(Loss) Earnings Per Share
Basic (loss) earnings per share is computed by dividing Net (Loss) Income attributable to Royal Caribbean Cruises Ltd. by the weighted-average number of shares of common stock outstanding during each period. Diluted (loss) earnings per share incorporates the incremental shares issuable upon the assumed exercise of stock options and conversion of potentially dilutive securities.
Stock-Based Employee Compensation
We measure and recognize compensation expense at the estimated fair value of employee stock awards. Compensation expense for awards and the related tax effects are recognized as they vest. We use the estimated amount of expected forfeitures to calculate compensation costs for all outstanding awards.
Segment Reporting
As of December 31, 2020, we controlled and operated four global cruise brands: Royal Caribbean International, Celebrity Cruises, Azamara and Silversea Cruises. We also own a 50% joint venture interest in TUIC, that operates the German brands TUI Cruises and Hapag-Lloyd Cruises. We believe our brands possess the versatility to enter multiple cruise market segments within the cruise vacation industry. Although each of these brands has its own marketing style as well as ships and crews of various sizes, the nature of the products sold and services delivered by these brands share a common base (i.e., the sale and provision of cruise vacations). Our brands also have similar itineraries as well as similar cost and revenue components. In addition, our brands source passengers from similar markets around the world and operate in similar economic environments with a significant degree of commercial overlap. As a result, our brands have been aggregated as a single reportable segment based on the similarity of their economic characteristics, types of consumers, regulatory environment, maintenance requirements, supporting systems and processes as well as products and services provided. Our Chairman and Chief Executive

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Officer has been identified as the chief operating decision-maker and all significant operating decisions including the allocation of resources are based upon the analyses of the Company as one segment. Refer to Note 4. Revenues for passenger ticket revenue information by geographic area.
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
In January 2020, the FASB issued ASU No. 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivative and Hedging (Topic 815), which clarifies the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities. The guidance clarifies how to account for the transition into and out of the equity method of accounting when considering observable transactions under the measurement alternative. The ASU is effective for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those annual periods, with early adoption permitted. We adopted the guidance during the quarter ended December 31, 2020. The adoption did not have a material impact to our consolidated financial statements.
Recent Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions to the current guidance on contract modifications and hedging relationships to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. Subsequently, in January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which presents amendments to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The guidance in both ASUs was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. We are currently evaluating the impact of the new guidance on our consolidated financial statements.
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

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition, the guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The ASU is effective for annual reporting periods beginning after December 15, 2021, including interim reporting periods within those annual periods, with early adoption permitted no earlier than the fiscal year beginning after December 15, 2020. The guidance is expected to have an impact on our consolidated financial statements given the recent issuance of convertible notes, however, we are still evaluating the extent of the impact of the new guidance on our consolidated financial statements.
Reclassifications
For the year ended December 31, 2020, we separately presented Amortization of debt discounts and premiums, which includes amortization of commercial paper notes discount, in our consolidated statements of cash flows. As a result, the prior year amortization amounts were reclassified from Other, net within Operating Activities to conform to the current year presentation. Also for the year ended December 31, 2020, we no longer separately presented Proceeds from exercise of common stock options in our consolidated statements of cash flows. As a result, the prior year amounts were reclassified to Other, net within Financing Activities to conform to the current year presentation.
Note 3. Business Combination
On July 31, 2018, we acquired a 66.7% equity stake ("the 2018 acquisition") in Silversea Cruise Holding Ltd. ("Silversea Cruises"), an ultra-luxury and expedition cruise line, from Heritage Cruise Holding Ltd. ("Heritage"), previously known as Silversea Cruises Group Ltd.
The purchase price for the 2018 acquisition consisted of $1.02 billion in cash, net of assumed liabilities, and contingent consideration due to Heritage for which any obligation was terminated upon our acquisition of the noncontrolling interest in 2020. The fair value of the contingent consideration at the time of the 2018 acquisition was $44.0 million. Changes to the fair value of the contingent consideration were recorded in our results of operations, if any, in the period of the change prior to its termination. Refer to Note 18. Fair Value Measurements and Derivative Instruments for further information on the valuation of the contingent consideration.
To finance a portion of the 2018 acquisition purchase price, we drew in full on a $700 million unsecured credit agreement and the remainder of the transaction consideration was financed through the use of our revolving credit facilities.
We have accounted for the Silversea Cruises acquisition under the provisions of ASC 805, Business Combinations. The purchase price for the 2018 acquisition was allocated based on estimates of the fair value of assets acquired and liabilities assumed at the acquisition date, with the excess allocated to goodwill. Goodwill is not deductible for tax purposes and consisted primarily of the opportunity to expand our cruise operations in strategic growth areas. Our purchase price allocation was final during 2019. There were no material measurement period adjustments recorded for the year ended December 31, 2019.
On July 9, 2020, we acquired the remaining 33.3% interest in Silversea Cruises that we did not already own (the "noncontrolling interest") from Heritage. As a result of the acquisition of the noncontrolling interest, Silversea Cruises is now a wholly owned cruise brand. As consideration for our acquisition of the noncontrolling interest, we issued to Heritage 5.2 million shares of common stock, par value $0.01 per share, of Royal Caribbean Cruises Ltd. Pursuant to the agreement governing the acquisition of the noncontrolling interest, among other things, the parties terminated any existing obligation to issue Heritage any contingent consideration, at fair value, in connection with the 2018 acquisition. The share purchase did not result in a change of control. The purchase was accounted for as an equity transaction and no gain or loss was recognized in earnings. Refer to Note 11. Redeemable Noncontrolling Interest to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information regarding our acquisition of the noncontrolling interest.
For reporting purposes, we included Silversea Cruises’ results of operations on a three-month reporting lag from October 1, 2019 through September 30, 2020 in our consolidated results of operations for the year ended December 31, 2020; from October 1, 2018 through September 30, 2019 in our consolidated results of operations for the year ended December 31, 2019 and from the July 31, 2018 date of acquisition through September 30, 2018 in our consolidated results of operations for the year ended December 31, 2018. We have included Silversea Cruises' balance sheets as of September 30, 2020 and 2019 in our consolidated balance sheets as of December 31, 2020 and 2019, respectively. Refer to Note 1. General for further information on this three-month reporting lag.
Note 4. Revenues
Revenue Recognition
Revenues are measured based on consideration specified in our contracts with customers and are recognized as the related performance obligations are satisfied.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The majority of our revenues are derived from passenger cruise contracts which are reported within Passenger ticket revenues in our consolidated statements of comprehensive income (loss). Our performance obligation under these contracts is to provide a cruise vacation in exchange for the ticket price. We satisfy this performance obligation and recognize revenue over the duration of each cruise, which generally range from two to 24 nights.
Passenger ticket revenues include charges to our guests for port costs that vary with passenger head counts. These type of port costs, along with port costs that do not vary by passenger head counts, are included in our operating expenses. The amounts of port costs charged to our guests and included within Passenger ticket revenues on a gross basis were $125.0 million,$666.8 million and $611.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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
Disaggregated Revenues
The following table disaggregates our total revenues by geographic regions where we provide cruise itineraries (in thousands):

	Year Ended December 31,
	2020	2019	2018
Revenues by itinerary
North America(1)	$1,342,429	$6,392,354	$5,399,951
Asia/Pacific(2)	411,865	1,529,898	1,463,083
Europe(3)	18,604	1,942,057	1,914,549
Other regions	241,590	567,904	348,145
Total revenues by itinerary	2,014,488	10,432,213	9,125,728
Other revenues(4)	194,317	518,448	368,121
Total revenues	$2,208,805	$10,950,661	$9,493,849
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
Passenger ticket revenues are attributed to geographic areas based on where the reservation originates. For the years ended December 31, 2020, 2019 and 2018, our guests were sourced from the following areas:

	Year Ended December 31,
	2020	2019	2018
Passenger ticket revenues:
United States	67%	65%	61%
United Kingdom	7%	9%	10%
All other countries (1)	26%	26%	29%
(1)No other individual country's revenue exceeded 10% for the years ended December 31, 2020, 2019 and 2018.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
As of December 31, 2020, refunds due to customers mostly as a result of booking cancellations were $95.8 million compared to $9.8 million as of December 31, 2019 and are included within Accounts payable in our consolidated balance sheets. Customer deposits also include deposits related to cancelled cruises prior to the election of a cash refund by guests. Due to the uncertainty around our return to sailing and the future demand for cruising, we are unable to estimate the amount of the December 31, 2020 customer deposits that will be recognized in earnings compared to amounts that will be refunded to customers or issued as a credit for future travel through the end of 2021. Customer deposits presented in our consolidated balance sheets include contract liabilities of $124.8 million and $1.7 billion as of December 31, 2020 and December 31, 2019, respectively.
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
We have contract assets that are conditional rights to consideration for satisfying the construction services performance obligations under a service concession arrangement. As of December 31, 2020 and 2019, our contract assets were $53.7 million and $55.5 million, respectively, and were included within Other assets in our consolidated balance sheets. Given the short duration of our cruises and our collection terms, we do not have any other significant contract assets.
Assets Recognized from the Costs to Obtain a Contract with a Customer
Prepaid travel agent commissions are an incremental cost of obtaining contracts with customers that we recognize as an asset and include within Prepaid expenses and other assets in our consolidated balance sheets. Prepaid travel agent commissions were $1.1 million and $163.2 million as of December 31, 2020 and 2019, respectively. Our prepaid travel agent commissions at December 31, 2019 were expensed and reported primarily within Other operating in our consolidated statements of comprehensive income (loss) during the year ended December 31, 2020.

Note 5. Goodwill
The impact of COVID-19 on our operating plans and projected cash flows resulted in the completion of interim impairment assessments in respect of certain reporting units as of March 31, 2020 and June 30, 2020, in addition to our annual goodwill impairment assessment performed as of November 30, 2020. Refer to Note 1. General for further information regarding COVID-19 and its impact to the Company.
As a result of our evaluations, we determined that the fair value of the Royal Caribbean International reporting unit exceeded its carrying value as of March 31, 2020 and June 30, 2020 by approximately 30% and 8%, respectively, resulting in no impairment to the Royal Caribbean International goodwill in those periods. We did not perform an interim impairment evaluation of Royal Caribbean International's goodwill during the quarter ended September 30, 2020 as no triggering events were identified. In respect to the Silversea Cruises reporting unit, we determined the carrying value of the reporting unit

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

exceeded its fair value as of March 31, 2020. Accordingly, we recognized a goodwill impairment charge of $576.2 million for the quarter ended March 31, 2020. We did not perform interim impairment evaluations of Silversea Cruises' reporting unit during the quarters ended June 30, 2020 and September 30, 2020 as no triggering events were identified.
As of November 30, 2020, we performed our annual goodwill impairment reviews and determined no incremental impairment losses existed at the date of this annual assessment. We determined the fair value of the Royal Caribbean International and Silversea Cruises reporting units exceeded their carrying values by approximately 14% and 12% respectively at the date of this annual assessment.
The suspension of operations, as further discussed in Note 1. General, and possibility of further suspensions create uncertainty in forecasting operating cash flows. The fair value of the Royal Caribbean International reporting unit as of March 31, 2020 was determined using a discounted cash flow model and a probability-weighted discounted cash flow model in combination with a market based valuation approach for the June 30, 2020 and November 30, 2020 assessments. For the Silversea reporting unit a probability-weighted discounted cash flow model in combination with a market based valuation approach was used for all periods assessed. This requires the use of assumptions that are subject to risk and uncertainties. The principal assumptions used in the discounted cash flow analyses that support our Royal Caribbean International and Silversea Cruises reporting unit impairment assessments consisted of:
•The timing of our return to service, changes in market conditions and port or other restrictions;
•Forecasted net revenues, primarily the timing of returning to normalized operations, occupancy rates from existing and expected ship deliveries, including options, and terminal growth rate; and
•Weighted average cost of capital (i.e., discount rate).
The adverse impact COVID-19 will continue to have on our business, operating results, cash flows and overall financial condition is uncertain and may result in changes to the assumptions used in the impairment tests discussed above, which may result in impairments to these assets in the future.
The carrying value of goodwill attributable to our Royal Caribbean International, Celebrity Cruises and Silversea Cruises reporting units and the changes in such balances during the years ended December 31, 2020 and 2019 were as follows (in thousands):

	Royal Caribbean International	Celebrity Cruises	Silversea Cruises	Total
Balance at December 31, 2018	$286,711	$1,632	$1,090,010	$1,378,353
Silversea Goodwill adjustment (1)	—	—	(5,224)	(5,224)
Goodwill attributable to the purchase of photo operation onboard our ships (2)	12,518	—	—	12,518
Foreign currency translation adjustment	(3)	—	—	(3)
Balance at December 31, 2019	299,226	1,632	1,084,786	1,385,644
Impairment charge	—	—	(576,208)	(576,208)
Transfer of goodwill attributable to the 2019 purchase of photo operations onboard our ships	(2,694)	2,694	—	—
Foreign currency translation adjustment	44	—	—	44
Balance at December 31, 2020	$296,576	$4,326	$508,578	$809,480
___________________________________________________________________
(1)In 2018, we acquired a 66.7% equity stake in Silversea Cruises. Our controlling interest purchase price allocation was final during 2019. In 2020, we acquired the remaining 33.3% minority interest, making Silversea Cruises a wholly owned brand. Refer to Note 1. General, Note 3. Business Combination, and Note 11. Redeemable Noncontrolling Interest for further information.
(2)In 2019, we purchased the photo operations onboard our ships from our former concessionaire. The acquisition was accounted for as a business purchase combination using the purchase method of accounting which requires the use of fair value measurements. The business combination, including purchase transaction and assets acquired, was immaterial to our consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Intangible Assets
Intangible assets consist of finite and indefinite life assets and are reported within Other assets in our consolidated balance sheets.
The impact of COVID-19 on our operating plans and projected cash flows resulted in the completion of an interim impairment assessment for the Silversea Cruises trade name as of March 31, 2020, in addition to our annual indefinite-lived intangible asset impairment assessment performed as of November 30, 2020. Refer to Note 1. General for further information regarding COVID-19 and its impact to the Company.
As a result of our evaluation, we determined the carrying value of the Silversea Cruises trade name exceeded its fair value as of March 31, 2020. Accordingly, we recognized an impairment charge of $30.8 million for the quarter ended March 31, 2020. We did not perform interim impairment evaluations of Silversea Cruises' trade name during the quarters ended June 30, 2020 and September 30, 2020 as no triggering events were identified.
As of November 30, 2020, we performed our annual trade name impairment review and determined no incremental impairment losses existed at the date of this annual assessment. We determined the fair value of the Silversea Cruises trade name exceeded its carrying value by approximately 3% at the date of this annual assessment. The adverse impact COVID-19 will continue to have on our business, operating results, cash flows and overall financial condition is uncertain and may result in changes to the assumptions used in the impairment tests discussed above. In addition, further suspension beyond 2021 or changes to our planned ship deliveries could adversely impact our expected occupancy rates and may result in additional impairment charges of the Silversea Cruises trade name in the future.
The suspension of operations, as further discussed in Note 1. General, and possibility of further suspensions create uncertainty in forecasting operating cash flows. The determination of our trade name fair values using a discounted cash flow model and various valuation methods depending on the nature of the intangible asset, such as the relief-from-royalty method, require the use of assumptions that are subject to risk and uncertainties. The principal assumptions used in the discounted cash flow analyses that support the Silversea Cruises trade name impairment assessments consisted of:
•Forecasted net revenues, primarily the timing of returning to normalized operations, occupancy rates from existing and expected ship deliveries, including options, and terminal growth rate;
•Royalty rate; and
•Weighted average cost of capital (i.e., discount rate).
The following is a summary of our intangible assets as of December 31, 2020 (in thousands, except weighted average amortization period), with Silversea Cruises' trade name representing approximately $318.7 million of the indefinite-lived intangible asset balance:

	As of December 31, 2020
	Remaining Weighted Average Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Value
Finite-life intangible assets:
Customer relationships	12.8	$97,400	$14,069	$—	$83,331
Galapagos operating license	23.8	47,669	7,621	—	40,048
Other finite-life intangible assets	0	11,560	11,560	—	—
Total finite-life intangible assets		156,629	33,250	—	123,379
Indefinite-life intangible assets (1)		352,275	—	30,800	321,475
Total intangible assets, net		$508,904	$33,250	$30,800	$444,854

(1) Primarily relates to the Silversea Cruises trade name.

The following is a summary of our intangible assets as of December 31, 2019 (in thousands, except weighted average amortization period):

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31, 2019
	Remaining Weighted Average Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-life intangible assets:
Customer relationships	13.8	$97,400	$7,576	$89,824
Galapagos operating license	24.7	47,669	6,010	41,659
Other finite-life intangible assets	0.8	11,560	6,743	4,817
Total finite-life intangible assets		156,629	20,329	136,300
Indefinite-life intangible assets (1)		352,275	—	352,275
Total intangible assets, net		$508,904	$20,329	$488,575

(1) Primarily relates to the Silversea Cruises trade name.
The estimated future amortization for finite-life intangible assets for each of the next five years is as follows (in thousands):

Year
2021	$8,179
2022	$8,179
2023	$8,179
2024	$8,179
2025	$8,179

Note 7. Property and Equipment
Property and equipment consists of the following (in thousands):

	As of December 31,
	2020	2019
Ships	$29,872,655	$28,348,088
Ship improvements	2,108,922	3,920,800
Ships under construction	1,078,243	1,110,962
Land, buildings and improvements, including leasehold improvements and port facilities	524,849	472,067
Computer hardware and software, transportation equipment and other	1,678,903	1,698,007
Total property and equipment	35,263,572	35,549,924
Less—accumulated depreciation and amortization(1)	(10,016,977)	(10,083,116)
	$25,246,595	$25,466,808
(1)Amount includes accumulated depreciation and amortization for assets in service.
Ships under construction include progress payments for the construction of new ships as well as planning, design, capitalized interest and other associated costs. We capitalized interest costs of $59.1 million, $56.5 million and $49.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.
During 2020, we took delivery of Celebrity Apex, Silver Origin and Silver Moon. Refer to Note 9. Debt for further information on the financings for Celebrity Apex and Silver Moon. The October 2020 Silversea Cruises delivery and related financing for the Silver Moon was reported in our consolidated financial statements as of and for the year ended December 31, 2020, regardless of the three month reporting lag for Silversea Cruises, due to the materiality of the transaction.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the first quarter 2020, we determined that the lease for Silver Explorer, operated by Silversea Cruises and previously classified as a finance lease, was an operating lease based on modification of the terms of the lease. Accordingly, Silver Explorer is included within Operating lease right-of use assets, Current portion of operating lease liabilities, and Long term lease liabilities in our consolidated balance sheets. Refer to Note 10. Leases for further information.
During 2019, we took delivery of Spectrum of the Seas and Celebrity Flora. Refer to Note 9. Debt for further information. During 2019 Silversea Cruises terminated the operating lease for Silver Discover.
Long-lived Assets impairments
We review our long-lived assets for impairment whenever events or circumstances indicate potential impairment losses exist. The impact of COVID-19 on our expected future operating cash flows, as well as decisions to dispose of certain vessels, resulted in the identification of impairment triggers for certain vessels. Refer to Note 1. General for further information regarding COVID-19 and its impact to the Company.
We estimated the recoverability of certain vessels using undiscounted cash flow analyses at interim dates throughout 2020 and again at December 31,2020. A number of vessels were found to have net carrying values in excess of their estimated undiscounted future cash flows and, as such, were subject to fair value assessments. Fair value was determined based on our intended use of the identified vessels and, as such, we used a combination of discounted cash flows, replacement cost, scrap and residual value techniques to estimate fair value. Differences between the estimated fair values and the net carrying values were recorded as an impairment charge within the period the loss was identified. Consequently, we recorded $635.5 million of impairment losses during the year ended 2020. Included in this amount are $171.3 million impairment losses recorded for the three ships that we chartered to Pullmantur Holdings, prior to its filing for reorganization. Refer to Note 8. Other Assets for further information regarding Pullmantur's reorganization. During the quarter ended September 30, 2020, we sold the ships previously chartered to Pullmantur Holdings to third parties for amounts approximating their carrying values and no further impairment was recorded. Also included in the $635.5 million impairment loss for the year ended December 31, 2020, is a $166.8 million impairment charge for the three Azamara ships to be included in the sale of the Azamara brand that is expected to close in the first quarter of 2021.
The suspension of operations, as discussed in Note 1. General, and the possibility of further suspensions create uncertainty in forecasting undiscounted cash flows, which are used to determine if a vessel is at risk of impairment and in estimating the fair value of our ships. Our principal assumptions used in our undiscounted cash flows consisted of:
•The timing of our return to service, changes in market conditions and port or other restrictions;
•Forecasted net revenues, primarily the timing of returning to normalized operations, and occupancy rates; and
•Intended use of the vessel for the remaining useful life.
The adverse impact COVID-19 will continue to have on our business, operating results, cash flows and overall financial condition is uncertain and may result in changes to the assumptions used in the impairment tests discussed above, which may result in additional impairments to these assets in the future.
During the year ended December 31, 2020, we also determined that certain construction in progress projects would be reduced in scope or would no longer be completed as a result of our capital cost containment measures in response to the COVID-19 impact on our liquidity. This led to an impairment charge of $91.5 million of construction in progress assets.
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

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

consent of both parties, which we believe creates shared power over TUIC. Accordingly, we do not consolidate this entity and account for this investment under the equity method of accounting.
On June 30, 2020, TUIC acquired Hapag-Lloyd Cruises, a luxury and expedition brand for German-speaking guests, from TUI AG for approximately €1.2 billion, or approximately $1.3 billion as of the purchase date. Hapag-Lloyd Cruises operates two luxury liners and two smaller expedition ships. We and TUI AG each made an equity contribution of €75.0 million, or approximately $84.2 million to TUIC to fund a portion of the purchase price, the remainder of which was financed by third-party financing.
As of December 31, 2020, the net book value of our investment in TUIC was $538.4 million, primarily consisting of $387.5 million in equity and a loan of €118.9 million, or approximately $145.5 million, based on the exchange rate at December 31, 2020. As of December 31, 2019, the net book value of our investment in TUIC was $598.1 million, primarily consisting of $443.1 million in equity and a loan of €133.2 million, or approximately $149.5 million, based on the exchange rate at December 31, 2019. The loan, which was made in connection with the sale of Splendour of the Seas in April 2016, accrues interest at a rate of 6.25% per annum and is payable over 10 years. This loan is 50% guaranteed by TUI AG and is secured by a first priority mortgage on the ship. The majority of these amounts were included within Other assets in our consolidated balance sheets. TUIC has various ship construction and financing agreements which include certain restrictions on each of our and TUI AG’s ability to reduce our current ownership interest in TUIC below 37.55% through May 2033. Our investment amount and outstanding term loan are substantially our maximum exposure to loss in connection with our investment in TUIC.
In March 2009, we sold Celebrity Galaxy to TUI Cruises for €224.4 million, or $290.9 million as of the sale date, to serve as the original Mein Schiff 1. Due to the related party nature of this transaction, the gain on the sale of the ship of $35.9 million was deferred and was being recognized over the remaining life of the ship which was estimated to be 23 years. In April 2018, TUI Cruises sold the original Mein Schiff 1 and as a result we accelerated the recognition of the remaining balance of the deferred gain, which was $21.8 million. This amount is included within Other income (expense) in our consolidated statements of comprehensive income (loss) for the year ended December 31, 2018.
We determined that Pullmantur Holdings, in which we have a 49% noncontrolling interest and Springwater Capital LLC has a 51% interest, is a VIE for which we are not the primary beneficiary as we do not have the power to direct the activities that most significantly impact the entity's economic performance. In 2020, Pullmantur Holdings and certain of its subsidiaries filed for reorganization under the terms of the Spanish insolvency laws due to the negative impact of the COVID-19 pandemic on the companies. We suspended the equity method of accounting for Pullmantur Holdings during the second quarter of 2020 as we do not intend to fund the entity's future losses and lost our ability to exert significant influence over the entity's activities as a result of the reorganization process.
In connection with the reorganization, we terminated the agreements chartering three of our ships to Pullmantur Holdings and sold the ships to third parties during the quarter ended September 30, 2020 for amounts approximating their carrying values. Refer to Note 7. Property and Equipment for further discussion on the impact of the ships' sale on our consolidated financial statements. In addition, we recognized a loss of $69.0 million within Other expense in our consolidated statements of comprehensive (loss) income, during the quarter ended June 30, 2020 representing deferred currency translation adjustment losses, net of hedging, as we no longer had significant involvement in the Pullmantur operation.
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
As of December 31, 2020, we did not have any exposure to credit loss in Pullmantur Holdings. As of December 31, 2019, our maximum exposure to loss in Pullmantur Holdings was $49.7 million, consisting of loans and other receivables. These amounts were included within Trade and other receivables, net and Other assets in our consolidated balance sheets.
We have determined that Grand Bahama Shipyard Ltd. ("Grand Bahama"), a ship repair and maintenance facility in which we have a 40% noncontrolling interest, is a VIE. This facility serves cruise and cargo ships, oil and gas tankers and offshore units. We utilize this facility, among other ship repair facilities, for our regularly scheduled drydocks, ship upgrades and certain emergency repairs as may be required. During the years ended December 31, 2020 and 2019, we made payments of $0.2 million. and $45.7 million, respectively, to Grand Bahama for ship repair and maintenance services. We have determined

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

that we are not the primary beneficiary of this facility, as we do not have the power to direct the activities that most significantly impact the facility's economic performance. Accordingly, we do not consolidate this entity.
Given the impact of the COVID-19 pandemic to our business, we evaluated whether our equity method investments were other than temporarily impaired. During the quarter ended March 31, 2020, we performed an impairment evaluation on our investment in Grand Bahama. As a result of the evaluation, we did not deem our investment balance to be recoverable and recorded an impairment charge of $30.1 million bringing our investment balance to zero. The impairment assessment and the resulting charge on our equity method investment in Grand Bahama were determined based on management’s estimates and projections. We are currently recognizing our share of equity method losses against the carrying value of our loans receivable from Grand Bahama.

For further information on the measurements used to estimate the fair value of our equity investments, refer to Note 18. Fair Value Measurements and Derivative Instruments.
As of December 31, 2020, we had exposure to credit loss in Grand Bahama consisting of $19.1 million in loans. Our loans to Grand Bahama mature between December 2020 and March 2026 and bear interest at LIBOR plus 2.0% to 3.75%, capped at 5.75% for the majority of the outstanding loan balance. Interest payable on the loans is due on a semi-annual basis. We did not receive principal and interest payments during the year ended December 31, 2020. During the year ended December 31, 2019, we received principal and interest payments of $8.6 million. The loan balances are included within Trade and other receivables, net and Other assets in our consolidated balance sheets.
We monitor credit risk associated with the loans through our participation on Grand Bahama’s board of directors along with our review of Grand Bahama’s financial statements and projected cash flows. Effective April 1, 2020, we placed the loans in non-accrual status based on our review of Grand Bahama's projected cash flows which have been adversely affected by impacts to their operations caused by the 2019 crane accident related to Oasis of the Seas, Hurricane Dorian and most recently, COVID-19. During the year ended December 31, 2020, no credit losses were recorded related to these loans.
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
The following tables set forth information regarding our investments accounted for under the equity method of accounting, including the entities discussed above, (in thousands):

	Year ended December 31,
	2020	2019	2018
Share of equity (loss) income from investments	$(213,286)	$230,980	$210,756
Dividends received (1)	$2,215	$150,177	$243,101

(1) For the year ended December 31, 2019, TUI Cruises paid us dividends totaling €170.0 million, or approximately $190.3 million, based on the exchange rates at the time of the transactions. The amounts included in the table above are net of tax withholdings.

	As of December 31,
	2020	2019
Total notes receivable due from equity investments	$164,596	$184,558
Less-current portion (1)	29,501	25,933
Long-term portion (2)	$135,095	$158,625
___________________________________________________________________
(1)     Included within Trade and other receivables, net in our consolidated balance sheets.
(2)    Included within Other assets in our consolidated balance sheets.
We also provide ship management services to TUI Cruises GmbH and provided management services to Pullmantur Holdings (which filed for reorganization in Spain in June 2020) and Skysea Holding (which ceased cruising operations in September 2018). Additionally, we bareboat chartered to Pullmantur Holdings the vessels previously operated by its brands, which were retained by us following the sale of our 51% interest in Pullmantur Holdings. These bareboat charters were

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

terminated when Pullmantur Holdings filed for reorganization in Spain. We recorded the following as it relates to these services in our operating results within our consolidated statements of comprehensive income (loss) (in thousands):

	Year ended December 31,
	2020	2019	2018
Revenues	$21,372	$47,242	$54,705
Expenses	$4,986	$4,304	$11,531
Summarized financial information for our affiliates accounted for under the equity method of accounting was as follows (in thousands):

	As of December 31,
	2020	2019
Current assets	$488,329	$435,152
Non-current assets	5,456,061	4,019,394
Total assets	$5,944,390	$4,454,546

Current liabilities	$1,106,700	$1,094,552
Non- current liabilities	3,771,992	2,267,936
Total liabilities	$4,878,692	$3,362,488

Equity attributable to:
Noncontrolling interest	$—	$1,784

	Year ended December 31,
	2020	2019	2018
Total revenues	$619,795	$2,354,744	$2,255,352
Total expenses	(939,481)	(1,875,952)	(1,779,160)
Net income	$(319,686)	$478,792	$476,192

Credit Losses
We reviewed our notes receivable for credit losses in connection with the preparation of our financial statements. In evaluating the credit loss allowance, management considered factors such as historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. Based on these credit loss estimation factors, during the year ended December 31, 2020, we recorded a loss provision of $187.1 million primarily on notes receivable of approximately $81.6 million related to our previous sales of property and equipment to third parties and on receivables of approximately $103.5 million mostly related to loans and other receivables due from Pullmantur Holdings. We also wrote-off a credit loss allowance amount of $107.3 million during 2020, primarily due to loans and other receivables related to Pullmantur Holdings.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes our credit loss allowance related to receivables for the year ended December 31, 2020 (in thousands):

Credit Loss Allowance
Balance at January 1, 2020	$5,635
Loss provision for receivables	187,128
Write-offs	(107,316)
Balance at December 31, 2020	$85,447

Our credit loss allowance balance for the year ended December 31, 2020 primarily related to a $81.6 million loss provision recognized during 2020 on notes receivable related to our previous sale of property and equipment mostly to third parties.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Debt
Debt consists of the following (in thousands):

			As of December 31,
	Interest Rate(1)	Maturities Through	2020	2019
Fixed rate debt:
Unsecured senior notes	2.65% - 9.13%	2020 - 2028	$2,464,994	$1,746,280
Secured senior notes	7.25% - 11.50%	2023 - 2025	3,895,166	662,398
Unsecured term loans	2.53% - 5.41%	2021 - 2032	3,210,161	2,806,774
Convertible notes	2.88% - 4.25%	2023	1,454,488	—
Total fixed rate debt			11,024,809	5,215,452
Variable rate debt:
Unsecured revolving credit facilities(2)	1.45%	2022 - 2024	3,289,000	165,000
Unsecured UK Commercial paper		2021	409,319	—
USD Commercial paper	—%	—	—	1,434,180
USD unsecured term loan	0.74% - 4.05%	2020- 2028	4,002,249	3,519,853
Euro unsecured term loan	1.15% -1.58%	2021 - 2028	705,064	676,740
Total variable rate debt			8,405,632	5,795,773
Finance lease liabilities			213,365	230,258
Total debt (3)			19,643,806	11,241,483
Less: unamortized debt issuance costs			(314,763)	(206,607)
Total debt, net of unamortized debt issuance costs			19,329,043	11,034,876
Less—current portion including commercial paper			(1,371,087)	(2,620,766)
Long-term portion			$17,957,956	$8,414,110
(1)Interest rates based on outstanding loan balance as of December 31, 2020 and, for variable rate debt, include either LIBOR or EURIBOR plus the applicable margin.
(2)Includes $1.9 billion facility due in 2024 and $1.6 billion facility due in 2022, each of which accrue interest at LIBOR plus 1.30%, which interest rate was 1.54%, as of December 31, 2020 and each is subject to a facility fee of 0.20%.
(3)At December 31, 2020 and 2019, the weighted average interest rate for total debt was 6.02% and 3.99%, respectively.

In March 2020, we increased the capacity of our $1.7 billion and $1.2 billion unsecured revolving credit facilities due in 2024 and 2022, by $200 million and $400 million, respectively, utilizing their respective accordion features. As of December 31, 2020, our aggregate revolving borrowing capacity was $3.5 billion and was fully utilized through a combination of amounts drawn and letters of credit issued under the facilities. Certain of our surety agreements with third party providers for the benefit of certain agencies and associations that provide travel related bonds allow the surety to request collateral in the form of cash or letters of credit. As of December 31, 2020, we have posted collateral in the amount of approximately $91 million.
In March 2020, we took delivery of Celebrity Apex. To finance the purchase, we borrowed $722.2 million under a previously committed unsecured term loan which is 100% guaranteed by BpiFrance Assurance Export, the official export credit agency of France. The loan amortizes semi-annually over 12 years and bears interest at a fixed rate of 3.23% per annum. In the second quarter of 2020 and the first quarter of 2021, we amended the agreement to defer the payment of all principal payments due between April 2020 and March 2022. The deferred amounts will be repayable starting in 2022 over a five year period.
In March 2020, we borrowed $2.2 billion pursuant to a 364-day senior secured term loan agreement. In May 2020, this secured term loan was increased by an additional $150 million through the exercise of the accordion feature. The increased secured term loan balance was repaid with proceeds from the $3.32 billion Secured Notes (as described below) issued in May 2020. This secured term loan would have matured 364 days after funding and could have been extended at our option for an additional 364 days subject to customary conditions, including the payment of a 1.00% extension fee. Interest accrued at

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LIBOR plus a margin of 2.25% which would have increased to 2.50% and 2.75% at 180 days and 365 days, respectively, after funding. We would have also been required to pay a duration fee in an amount equal to 0.25% of the aggregate loan principal amount every 60 days. Additionally, two of our board members each purchased a participation interest equal to $100 million. The repayment of this secured term loan in May 2020 resulted in a total loss on the extinguishment of debt of $41.1 million, which was recognized within Interest expense, net of interest capitalized within our consolidated statements of comprehensive income (loss).
In May 2020, we issued $3.32 billion of senior secured notes (the "Secured Notes") for net proceeds of approximately $3.2 billion. We repaid the $2.35 billion, 364-day senior secured term loan in its entirety with a portion of the proceeds of the Secured Notes. $1.0 billion of the notes accrue interest at 10.875% and mature in 2023 (the "2023 Secured Notes"). The remaining $2.32 billion of the Secured Notes accrue interest at 11.5% and mature in 2025 (the "2025 Secured Notes"). The Secured Notes are fully and unconditionally guaranteed by Celebrity Cruises Holdings Inc., Celebrity Cruises Inc., and certain of our wholly-owned vessel-owning subsidiaries. $1.66 billion of the obligations under the Secured Notes and the related guarantees are secured by first priority security interests in the collateral (which generally includes certain of our material intellectual property, a pledge of 100% of the equity interests of certain of our vessel-owning subsidiaries, the collateral account established pursuant to the indenture governing the Secured Notes (the "Secured Notes Indenture"), mortgages on the 28 vessels owned by such subsidiaries, and an assignment of insurance and earnings in respect of such vessels, subject to permitted liens and certain exclusions and release provisions), subject to certain adjustments after the date of issuance based on our debt rating as of the date of issuance and our lien basket amount in certain of our credit facilities. Prior to March 1, 2023, we may, at our option, redeem some or all of the 2023 Secured Notes at 100% of the principal amount thereof plus accrued and unpaid interest plus the applicable “make-whole premium” described in the Secured Notes Indenture. On or after March 1, 2023, we may, at our option, redeem some or all of the 2023 Secured Notes at a redemption price equal to 100% of the principal amount of the 2023 Secured Notes to be redeemed plus accrued and unpaid interest, if any, to, but excluding, the redemption date. Prior to June 1, 2022, we may, at our option, redeem some or all of the 2025 Secured Notes at 100% of the principal amount plus accrued and unpaid interest plus the applicable “make-whole premium” described in the Secured Notes Indenture. On or after June 1, 2022, we may, at our option, redeem some or all of the 2025 Secured Notes at the applicable redemption prices set forth in the Secured Notes Indenture. In addition, on or prior to June 1, 2022, we may, at our option, redeem up to 40% of the 2025 Secured Notes with the proceeds from certain equity offerings at the redemption price listed in the Secured Notes Indenture. In addition, we may redeem all, but not part, of the Secured Notes upon the occurrence of specified tax events set forth in the Secured Notes Indenture.
In June 2020, we issued $1.0 billion of senior unsecured notes which accrue interest at 9.125% and mature in 2023. The notes are fully and unconditionally guaranteed by RCI Holdings LLC, which owns 100% of the equity interests in certain of our wholly-owned vessel-owning subsidiaries.
In June 2020, we issued $1.15 billion of convertible notes which accrue interest at 4.25% and mature in 2023. The notes are convertible into our shares of common stock, cash, or a combination of common stock and cash, at our election. The initial conversion rate per $1,000 principal amount of the convertible notes is 13.8672 shares of our common stock, which is equivalent to an initial conversion price of approximately $72.11 per share, subject to adjustment in certain circumstances. Prior to March 15, 2023, the convertible notes will be convertible at the option of holders during certain periods, and only under the following conditions:
•during any calendar quarter after September 30, 2020, if the last reported sale price per share of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•the trading price per $1,000 principal amount of notes is less than 98% of the product of the last reported sale price per share of our common stock and the conversation rate for ten consecutive trading days (in which case the notes are convertible at any time during the five business day period following the 10 consecutive trading day period);
•if we call the notes for a tax redemption; or
•upon the occurrence of specified corporate events.
On or after March 15, 2023, the convertible notes will be convertible at any time until the close of business on the second scheduled trading day immediately preceding their maturity date.
Holders of the convertible notes may require us, upon the occurrence of certain events that constitute a fundamental change under the indenture, to offer to repurchase the convertible notes at a repurchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We allocated $907.9 million of the convertible notes' proceeds, net of debt issue costs, to Long-term debt and $209.0 million to Paid-in-capital on our Consolidated Balance Sheet. We recognized the equity component by ascribing the difference between the proceeds and the fair value of the convertible notes' debt component to Paid-in-capital and the corresponding debt discount will be amortized to interest expense over the term of the convertible notes using the straight-line method, which approximates the effective interest method. The fair value of the convertible notes' debt component was determined utilizing a present value calculation. Debt issuance costs on the convertible notes were allocated to the debt and equity components in proportion to the allocation of proceeds to those components. We incurred total debt issue costs of $33.1 million on the issuance of the debt and allocated $6.2 million to Paid-in-capital. Debt issuance costs attributable to debt will be amortized to interest expense over the term of the convertible notes.
In October 2020, we issued $575 million of senior convertible notes which accrue interest at 2.875% and mature in 2023. The notes are convertible into shares of our common stock, cash, or a combination of common stock and cash, at our election. The initial conversion rate per $1,000 principal amount of the convertible notes is 12.1212 shares of our common stock, which is equivalent to an initial conversion price of approximately $82.50 per share, subject to adjustment in certain circumstances. Prior to August 15, 2023, the convertible notes will be convertible at the option of holders during certain periods, and only under the following conditions:
•during any calendar quarter after December 31, 2020, if the last reported sale price per share of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•the trading price per $1,000 principal amount of notes is less than 98% of the product of the last reported sale price per share of our common stock and the conversation rate for ten consecutive trading days (in which case the notes are convertible at any time during the five business day period following the ten consecutive trading day period);
•if we call the notes for a tax redemption; or
•upon the occurrence of specified corporate events.

On or after August 15, 2023, the convertible notes will be convertible at any time until the close of business on the second scheduled trading day immediately preceding their maturity date.
Holders of the convertible notes may require us, upon the occurrence of certain events that constitute a fundamental change under the indenture, to offer to repurchase the convertible notes at a repurchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest.
We allocated $463.0 million of the convertible notes' proceeds, net of debt issue costs, to Long-term debt and $101.9 million to Paid-in-capital on our Consolidated Balance Sheet. We recognized the equity component by ascribing the difference between the proceeds and the fair value of the convertible notes' debt component to Paid-in-capital and the corresponding debt discount will be amortized to interest expense over the term of the convertible notes using the straight-line method, which approximates the effective interest method. The fair value of the convertible notes' debt component was determined utilizing a present value calculation. Debt issuance costs on the convertible notes were allocated to the debt and equity components in proportion to the allocation of proceeds to those components. We incurred total debt issue costs of $10.1 million on the issuance of the debt and allocated $1.8 million to Paid-in-capital. Debt issuance costs attributable to debt will be amortized to interest expense over the term of the convertible notes.
The net carrying value of the liability component of the convertible notes was as follows:

(in thousands)	As of December 31, 2020
Principal	$1,725,000
Less: Unamortized debt discount and transaction costs	312,117
$1,412,883

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The interest expense recognized related to the convertible notes was as follows:

(in thousands)	As of December 31, 2020
Contractual interest expense	$30,832
Amortization of debt discount and transaction costs	52,518
$83,350

In June 2020, RCL Cruises Ltd., our subsidiary that operates and manages our business in the United Kingdom, established a commercial paper facility for the purpose of issuing short-term, unsecured Sterling-denominated notes that are eligible for purchase under the Joint HM Treasury and Bank of England’s COVID Corporate Financing Facility commercial paper program in an aggregate principal amount up to £300.0 million. The maturities of the commercial paper notes can vary by note, but cannot exceed 364 days from the date of issuance. As of December 31, 2020, we had £300.0 million, or approximately $409.9 million, based on the exchange rate at December 31, 2020, of commercial paper notes outstanding under this program.
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
In October 2020, we took delivery of Silver Moon. To finance the purchase, Silversea Cruise Holding Ltd., our wholly owned subsidiary, borrowed $300 million under a previously committed unsecured term loan facility, guaranteed by us, to pay a portion of the ship's contract price. The loan is due and payable at maturity in June 2028, provided however, that each lender may elect to cause us to repay the outstanding amount of any advances held by such lender on June 2026 upon 90 days advance notice. The loan amortizes semi-annually starting six months after funding, with 1/24th of the outstanding principal payable every six months and the balance payable upon maturity. Interest on the loan currently accrues at LIBOR plus 2.00%. The financing to purchase Silver Moon is reflected in our Consolidated Balance Sheet for the year ended December 31, 2020.
During 2020, we amended certain export-credit backed ship debt facilities to benefit from a 12-month debt amortization deferral (the "Debt Deferral"). Under the Debt Deferral, deferred debt amortization of approximately $0.9 billion will be paid over a period of 4 years after the 12-month deferral period. The Debt Deferral was offered by certain export credit agencies as a result of the current impact to cruise-line borrowers as a result of COVID-19. During the first quarter of 2021, we further amended our export-credit backed ship debt facilities and deferred an additional $0.8 billion of principal payments due under these export facilities between April 2021 and March 2022. The new amounts being deferred are scheduled to be repaid over a five year period starting in April 2022.
Except for the financings incurred to acquire Celebrity Flora, Azamara Pursuit and Silver Moon, all of our unsecured ship financing term loans are guaranteed by the export credit agency in the respective country in which the ship is constructed. As of December 31, 2020, in consideration for these guarantees, depending on the financing arrangement, we pay to the applicable export credit agency (1) a fee of 2.97% per annum based on the outstanding loan balance semi-annually over the term of the loan (subject to adjustments based upon our credit ratings) or (2) an upfront fee of 2.35% to 2.37% of the maximum loan amount. We amortize the fees that are paid upfront over the life of the loan and those that are paid semi-annually over each respective payment period. Prior to the loan being drawn, we present these fees within Other assets in our consolidated balance sheets. Once the loan is drawn, such fees are classified as a discount to the related loan, or contra-liability account, within Current portion of debt or long-term debt. In our consolidated statements of cash flows, we classify these fees within Amortization of debt issuance costs.
Both our export credit facilities and our non-export credit facilities totaling an outstanding principal amount of approximately $11.2 billion as of December 31, 2020 contain covenants that, among other things, require us to maintain financial ratios, including in certain cases, a fixed charge coverage ratio of at least 1.25x and/or minimum shareholders' equity and limit our net debt-to-capital ratio.
During 2020, we amended all of our export credit facilities, all of our non-export credit facilities and certain of our credit card processing agreements which contain financial covenants, with the exception of a $130.0 million term loan due 2023, to

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

extend the financial covenant waiver through and including the fourth quarter of 2021. The $130.0 million term loan, which remains subject to a covenant waiver through the end of the first quarter of 2021, is prepayable at any time without penalty.
During the first quarter of 2021, we amended $4.9 billion of our non-export credit facilities and certain of our credit card processing agreements to extend the waiver of the financial covenants through and including the third quarter of 2022 or, if earlier, that date falling after January 1, 2022 on which we elect to comply with the modified covenants. In addition, pursuant to the amendments, we have modified the manner in which such covenants are calculated (temporarily in certain cases and permanently in others) as well as the levels at which our net debt to capitalization covenant will be tested during the period commencing immediately following the end of the waiver period and continuing through the end of 2023. The amendments also increase the monthly-tested minimum liquidity covenant to $500 million for the duration of the waiver period (subject to reduction to $350 million if we raise at least $500 million of additional capital). As of the date of these financial statements, we were in compliance with the applicable minimum liquidity covenant. Pursuant to these amendments, the restrictions on paying cash dividends and effectuating share repurchases were extended through and including the third quarter of 2022.
During the first quarter of 2021, we also amended $6.2 billion of our export credit facilities to extend the waiver of the financial covenants through and including at least the end of the third quarter of 2022. These amendments also allow for the deferral of up to $1.1 billion of principal payments due between April 2021 and April 2022 subject to the satisfaction of various conditions precedent. As of February 19, 2021, the conditions precedent have been satisfied for 13 of the 15 amended facilities, which will allow us to defer $0.8 billion of amortization payments due during this period. There can be no assurances that the conditions precedent will be met for the remaining two facilities. The deferred amounts will be repayable semi-annually over a five-year period starting in April 2022. Pursuant to these amendments, we have agreed to implement the same liquidity covenant that applies in our non-export credit facilities. The amendments also provide for mandatory prepayment of the deferred amounts upon the taking of certain actions. Subject to a number of carveouts, these include, but are not limited to, issuance of dividends, completion of share repurchases, issuances of debt other than for crisis and recovery purposes, the making of loans and the sale of assets other than at arm’s length
In the fourth quarter of 2020 and the first quarter of 2021, we entered into amendments to our drawn and undrawn ECA facilities to provide for the issuance of guarantees in satisfaction of existing obligations under these facilities. Following issuance (which, in the case of the undrawn facilities, will occur once the debt is drawn), the guarantees will be released under certain circumstances as other debt is repaid or refinanced on an unsecured and unguaranteed basis. In connection with and following the issuance of the guarantees, the guarantor subsidiaries are restricted from issuing additional guarantees in favor of lenders (other than those lenders who are party to the ECA facilities), and certain of the guarantor subsidiaries are restricted from incurring additional debt. In addition, the ECA facilities will benefit from guarantees to be issued by intermediary parent companies of subsidiaries that take delivery of any new vessels subject to export-credit backed financing.
For information related to the covenants in our Port of Miami Terminal "A" operating lease agreement, refer to Note 10. Leases.
Under certain of our agreements, the contractual interest rate, facility fee and/or export credit agency fee vary with our debt rating. On August 24, 2020, Moody’s downgraded our senior unsecured rating from Ba2 to B2, and on August 31, 2020, S&P Global downgraded our senior unsecured rating from BB to B+. On February 25, 2021, S&P Global further downgraded our senior unsecured rating from B+ to B.
In April 2019, we amended our $1.4 billion unsecured revolving credit facility due in 2020 to extend the termination date through April 2024, increase the facility size to $1.7 billion and reduce pricing. The interest rate and facility fee vary with our senior debt rating set at LIBOR plus 1.0% per annum and 0.125% per annum, respectively. These amendments did not result in the extinguishment of debt. In addition, in May 2019, we amended our $1.15 billion unsecured revolving credit facility due in 2022 to reduce pricing to match pricing on our $1.7 billion unsecured revolving credit facility due in 2024.
In April 2019, we entered into and drew in full on an unsecured three-year term loan agreement in the amount of $1.0 billion. The loan accrues interest at a floating rate of LIBOR plus an applicable margin, which varies with our senior debt rating set at 1.075% per annum. Proceeds of this loan were used to repay the $700 million 364-day loan due July 2019 related to the acquisition of Silversea Cruises and the remaining balance of the unsecured term loan originally incurred in 2010 to purchase Allure of the Seas. The repayment of these loans resulted in a total loss on the extinguishment of debt of $6.3 million, which was recognized within Other (expense) income within our consolidated statements of comprehensive income (loss) for the twelve months ended December 31, 2019.
In April 2019, we took delivery of Spectrum of the Seas. To finance the purchase, we borrowed $908.0 million under a previously committed unsecured term loan which is 95% guaranteed by Euler Hermes Aktiengesellschaft, the official export credit agency of Germany. The loan amortizes semi-annually over 12 years and bears interest at a fixed rate of 3.45% per

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

annum. In the second quarter of 2020 and the first quarter of 2021, we amended the agreement to defer the payment of all principal payments due between April 2020 and March 2022. The deferred amounts will be repayable starting in 2022 over a five year period.
In May 2019, we took delivery of Celebrity Flora. The purchase was financed through an unsecured term loan facility entered into in November 2017 in an amount up to €80.0 million, or approximately $97.9 million based on the exchange rate at December 31, 2020. As of December 31, 2020, we had fully drawn on this facility. The loan is due and payable at maturity in November 2024. Interest on the loan accrues at a floating rate based on EURIBOR plus the applicable margin. The applicable margin varies with our debt rating and was 1.195% as of December 31, 2019.
In June 2018, we established a commercial paper program pursuant to which we may issue short-term unsecured notes from time to time in an aggregate amount of up to $1.2 billion, which was increased to $2.9 billion in August 2019. The commercial paper issued is backstopped by our revolving credit facilities. As of December 31, 2019 we had $1.4 billion of commercial paper notes outstanding with a weighted average interest rate of 2.19% and a weighted average maturity of approximately 21 days. We terminated this commercial paper program as of August 5, 2020.
Following is a schedule of annual maturities on our total debt net of debt issuance costs, and including finance leases and commercial paper, as of December 31, 2020 for each of the next five years (in thousands):

Year
2021	$1,371,087
2022	4,143,884
2023	4,433,261
2024	2,862,486
2025	3,480,961
Thereafter	3,037,364
$19,329,043

Note 10. Leases
Operating leases
Our operating leases primarily relate to preferred berthing arrangements, real estate and shipboard equipment and are included within Operating lease right-of-use assets, and Long-term operating lease liabilities with the current portion of the liability included within Current portion of operating lease liabilities in our consolidated balance sheet as of December 31, 2020. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term. During the first quarter of 2020, we determined that the lease for Silver Explorer, operated by Silversea Cruises and previously classified as a finance lease, was an operating lease based on modification of the terms of the lease. The operating lease for Silver Explorer will expire in 2023.
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
Also in connection with the Port of Miami terminal lease, we are required to deliver on or before July 18, 2021, cash collateral in an amount equal to the lesser of our residual value guarantee or the aggregate balance of the lenders' terminal construction debt, estimated at $181.1 million as of December 31, 2020. The collateral is to be returned when all amounts due by us under the lease have been paid in full.
During the second quarter of 2020, we amended our Port of Miami terminal lease to increase the lien basket in line with our debt facilities. We further amended this lease in the first quarter of 2021 to and obtain a financial covenant waiver through the third quarter of 2022. This obligation is prepayable at any time without penalty. As of December 31, 2020, we were in compliance with the amended covenants under the lease agreement.
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
Commencing in 2016 when we sold our 51% interest in the Pullmantur brand to Pullmantur Holdings, and continuing through the quarter ended June 30, 2020, we bareboat chartered to Pullmantur Holdings the vessels operated by the Pullmantur brand. On June 22, 2020, Pullmantur S.A., a subsidiary of Pullmantur Holdings, filed for reorganization in Spain, at which time we terminated these bareboat charters. See Note 8. Other Assets for further discussion of Pullmantur Holdings. We accounted for the bareboat charters of these vessels as operating leases for which we were the lessor.
Finance Leases
Silversea Cruises operates the Silver Whisper, under a finance lease. The finance lease for the Silver Whisper will expire in 2022, subject to an option to purchase the ship. The total aggregate amount of the finance lease liabilities recorded for this ship was $31.5 million and $55.6 million at December 31, 2020 and December 31, 2019, respectively. The lease payments on the Silver Whisper are subject to adjustments based on the LIBOR rate.
Supplemental balance sheet information for leases was as follows (in thousands):

	As of December 31, 2020	As of December 31, 2019
Lease assets:
Finance lease right-of-use assets, net:
Property and equipment, gross	$364,910	$376,159
Accumulated depreciation	(71,288)	(57,955)
Property and equipment, net	293,622	318,204
Operating lease right-of-use assets	599,985	687,555
Total lease assets	$893,607	$1,005,759
Lease liabilities:
Finance lease liabilities:
Current portion of debt	51,856	33,561
Long-term debt	161,509	196,697
Total finance lease liabilities	213,365	230,258
Operating lease liabilities:
Current portion of operating lease liabilities	102,677	96,976
Long-term operating lease liabilities	563,876	601,641
Total operating lease liabilities	666,553	698,617
Total lease liabilities	$879,918	$928,875

The components of lease expense were as follows (in thousands):

	Consolidated Statement of Comprehensive Income (Loss) Classification	Year ended December 31, 2020	Year ended December 31, 2019
Lease costs:
Operating lease costs	Commission, transportation and other	$38,349	$76,226
Operating lease costs	Other operating expenses	30,955	27,868
Operating lease costs	Marketing, selling and administrative expenses	21,971	18,837
Finance lease costs:
Amortization of right-of-use-assets	Depreciation and amortization expenses	6,901	22,044
Interest on lease liabilities	Interest expense, net of interest capitalized	4,429	8,355
Total lease costs		$102,605	$153,330

In addition, certain of our berth agreements include variable lease costs based on the number of passengers berthed. During the twelve months ended December 31, 2020, we had $24.3 million of variable lease costs recorded within Commission, transportation and other in our consolidated statement of comprehensive income (loss).
Weighted average of the remaining lease terms and weighted average discount rates are as follows:

	As of December 31, 2020	As of December 31, 2019
Weighted average of the remaining lease term
Operating leases	7.8	10.3
Finance leases	41.2	30.22
Weighted average discount rate
Operating leases	4.59%	4.65%
Finance leases	6.89%	4.47%

Supplemental cash flow information related to leases is as follows (in thousands):

	Year ended December 31, 2020	Year ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$89,179	$125,307
Operating cash flows from finance leases	$4,429	$8,355
Financing cash flows from finance leases	$19,778	$32,090

As of December 31, 2020, maturities related to lease liabilities were as follows (in thousands):

Years	Operating Leases	Finance Leases
2021	$124,108	$62,501
2022	117,698	23,822
2023	109,125	12,789
2024	81,696	12,529
2025	72,123	12,566
Thereafter	368,666	395,007
Total lease payments	873,416	519,214
Less: Interest	(206,863)	(305,849)
Present value of lease liabilities	$666,553	$213,365

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
$677,316

Total expense for operating leases, primarily for offices, warehouses and motor vehicles amounted to $32.2 million for the year ended December 31, 2018.
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
Right-of-use assets impairments
During the year ended December 31, 2020, we identified that the undiscounted cash flows for certain right-of-use assets were less than their carrying values due to the negative impact of COVID-19. We evaluated these assets pursuant to our long-lived asset impairment test, resulting in an impairment charge of $65.9 million to write down these assets to their estimated fair values during the year ended December 31, 2020.

Note 11. Redeemable Noncontrolling Interest
In connection with the 2018 Silversea Cruises acquisition, we recorded redeemable noncontrolling interest due to the put options held by the noncontrolling interest shareholder. At the date of the 2018 acquisition, the estimated fair value of the noncontrolling interest was based on 33.3% of Silversea Cruises' equity value, which was determined based on the transaction price paid for 66.7% of Silversea Cruises in the 2018 acquisition.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On July 9, 2020, we acquired the remaining 33.3% noncontrolling interest in Silversea Cruises from Heritage in exchange for 5.2 million shares of common stock, par value $0.01 per share, of Royal Caribbean Cruises Ltd. Pursuant to the agreement governing the acquisition of the noncontrolling interest, among other things, the parties terminated any existing obligation to issue Heritage any contingent consideration, at fair value, in connection with our acquisition of a 66.7% interest in Silversea Cruises in 2018. The purchase of the noncontrolling interest was accounted for as an equity transaction during the quarter ended September 30, 2020 and no gain or loss was recognized in earnings. The carrying amount of the noncontrolling interest was adjusted to zero and the difference between the carrying amount of the noncontrolling interest and the fair value of the consideration paid was recognized as additional paid in capital.
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
The following table presents changes in the redeemable noncontrolling interest as of December 31, 2020 (in thousands):

Balance as of January 1, 2019	$542,020
Net income attributable to noncontrolling interest, including the contractual accretion of the put options	28,713
Distribution to noncontrolling interest	(752)
Balance at December 31, 2019	$569,981
Net income attributable to noncontrolling interest, including the contractual accretion of the put options	22,332
Acquisition of noncontrolling interest	(592,313)
Balance at December 31, 2020	$—

Note 12. Shareholders' Equity
Common Stock Issued
During October 2020, we issued 9.6 million shares of common stock, par value $0.01 per share, at a price of $60.00 per share. We received net proceeds of $557.4 million from the sale of our common stock, after deducting the underwriters’ discount and the estimated offering expenses payable by us.
During December 2020, we issued 13.0 million shares of common stock, par value $0.01 per share, at an average price of $76.65 per share. We received net proceeds of $994.6 million after deducting the underwriters’ discount and the estimated offering expenses payable by us. Of the total proceeds, $868.6 million was received as of December 31, 2020 and the remainder was received in January of 2021.
Dividends Declared
During the first quarter of 2020 we declared a cash dividend on our common stock of $0.78 per share which was paid in the second quarter of 2020.
During the second quarter of 2020, we agreed with certain of our lenders not to pay dividends or engage in common stock repurchases for so long as our debt covenant waivers are in effect. In addition, in the event we declare a dividend or engage in share repurchases, we will need to repay the amounts deferred under our export credit facilities as part of the Debt Deferral. Accordingly, we did not declare a dividend during the second, third, and fourth quarters of 2020. Pursuant to amendments made to these agreements during the first quarter of 2021, the restrictions on paying cash dividends and effectuating share repurchases were extended through and including the third quarter of 2022.
During the fourth and third quarters of 2019, we declared a cash dividend on our common stock of $0.78 per share which was paid in the first quarter of 2020 and fourth quarter of 2019, respectively. During the first and second quarters of 2019, we declared a cash dividend on our common stock of $0.70 per share which was paid in the second and third quarters of 2019, respectively.
Common Stock Repurchase Program
During the quarter ended on June 30, 2020, the 24-month common stock repurchase program authorized by our board of directors on May 9, 2018 had expired. In connection with our debt covenant waivers, we agreed with our lenders not to engage

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in stock repurchases for so long as our debt covenant waivers are in effect. Effective in the first quarter of 2021, the agreement with our lenders to suspend stock repurchases is extended through the third quarter of 2022.
During the year ended December 31, 2019, we repurchased 0.9 million shares of our common stock under this program, for a total of $99.6 million, in open market transactions that were recorded within Treasury stock in our consolidated balance sheets.

Note 13. Stock-Based Employee Compensation
We currently have awards outstanding under one stock-based compensation plan, our 2008 Equity Plan, which provides for awards to our officers, directors and key employees. The plan consists of a 2008 Equity Plan, as amended, provides for the issuance of up to 14,000,000 shares of our common stock pursuant to grants of (i) incentive and non-qualified stock options, (ii) stock appreciation rights, (iii) stock awards (including time-based and/or performance-based stock awards) and (iv) restricted stock units (including time-based and performance-based restricted stock units). During any calendar year, no one individual (other than non-employee members of our board of directors) may be granted awards of more than 500,000 shares and no non-employee member of our board of directors may be granted awards with a value in excess of $500,000 at the grant date. Options and restricted stock units outstanding as of December 31, 2020 generally vest in equal installments over four years from the date of grant. In addition, performance shares and performance share units generally vest in three years. With certain limited exceptions, awards are forfeited if the recipient ceases to be an employee before the shares vest.
Prior to 2012, our officers received a combination of stock options and restricted stock units. Beginning in 2012, our officers instead receive their long-term incentive awards through a combination of performance share units and restricted stock units. Each performance share unit award is expressed as a target number of performance share units based upon the fair market value of our common stock on the date the award is issued. The actual number of shares underlying each award (not to exceed 200% of the target number of performance share units) will be determined based upon the Company's achievement of a specified performance target range. In 2020, we issued a target number of 245,417 performance share units, which will vest approximately three years following the award issue date. The performance payout of these grants will be based on return on our invested capital ("ROIC") and earnings per share ("EPS") for the year ended December 31, 2022, as may be adjusted by the Talent and Compensation Committee of our board of directors in early 2023 for events that are outside of management's control.
Beginning in 2016, our senior officers meeting certain minimum age and service criteria receive their long-term incentive awards through a combination of restricted stock awards and restricted stock units. The restricted stock awards are subject to both performance and time-based vesting criteria while the restricted stock units are subject only to time-based vesting criteria. Each restricted stock award is issued in an amount equal to 200% of the target number of shares underlying the award based upon the fair market value of our common stock on the date the award is issued. Declared dividends accrue (but do not get paid) on the restricted stock awards during the vesting period, with the accrued amounts to be paid out following vesting only on the number of shares underlying the award which actually vest based on satisfaction of the performance criteria. The actual number of shares that vest (not to exceed 200% of the shares) will be determined based upon the Company's achievement of a specified performance target range. In 2020, we issued 260,924 restricted stock awards, representing 200% of the target number of shares underlying the award, all of which are considered issued and outstanding from the date of issuance, however; grantees will only retain those shares earned as the result of the Company achieving the performance goals during the measurement period. The performance payout of the 2020 awards will be based on ROIC and EPS for the year ended December 31, 2022, as may be adjusted by the Talent and Compensation Committee of our board of directors in early 2023 for events that are outside of management's control.
On January 24, 2018, the Company issued a one-time bonus award for all non-officer employees. These awards vest, in equal installments, over the 3 years following the award issue date. For shoreside eligible employees, awards were issued as equity-settled restricted stock units. As of December 31, 2020, these awards have fully vested.
We also provide an Employee Stock Purchase Plan ("ESPP") to facilitate the purchase by employees of up to 1,300,000 shares of common stock in the aggregate. Offerings to employees are made on a quarterly basis. Subject to certain limitations, the purchase price for each share of common stock is equal to 85% of the average of the market prices of the common stock as reported on the New York Stock Exchange on the first business day of the purchase period and the last business day of each month of the purchase period. During the years ended December 31, 2020, 2019 and 2018, 184,936, 91,586 and 74,100 shares of our common stock were purchased under the ESPP at a weighted-average price of $48.08, $98.20 and $97.50, respectively.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total compensation expense recognized for employee stock-based compensation for the years ended December 31, 2020, 2019 and 2018 was as follows (in thousands):

	Employee Stock-Based Compensation
Classification of expense	2020	2019	2018
Marketing, selling and administrative expenses	$39,780	$75,930	$46,061
Total compensation expense	$39,780	$75,930	$46,061
The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The estimated fair value of stock options, less estimated forfeitures, is amortized over the vesting period using the graded-vesting method. We did not issue any stock options during the years ended December 31, 2020, 2019 and 2018.
Stock option activity and information about stock options outstanding are summarized in the following table:

Stock Option Activity	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
			(years)	(in thousands)
Outstanding at January 1, 2020	64,987	$41.22	0.87	$5,990
Granted	—	—	—	—
Exercised	(15,340)	$25.18	—	—
Canceled	—	$—	—	—
Outstanding at December 31, 2020	49,647	$46.18	0.11	$1,355
Vested at December 31, 2020	49,647	$46.18	0.11	$1,355
Options Exercisable at December 31, 2020	49,647	$46.18	0.11	$1,355
___________________________________________________________________
(1)The intrinsic value represents the amount by which the fair value of stock exceeds the option exercise price.
The total intrinsic value of stock options exercised during the years ended December 31, 2020, 2019 and 2018 was $1.5 million, $8.1 million and $11.1 million, respectively. As of December 31, 2020, there was no unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under our stock incentive plan.
Restricted stock units are converted into shares of common stock upon vesting or, if applicable, are settled on a one-for-one basis. The cost of these awards is determined using the fair value of our common stock on the date of the grant, and compensation expense is recognized over the vesting period. Restricted stock activity is summarized in the following table:

Restricted Stock Units Activity	Number of Awards	Weighted- Average Grant Date Fair Value
Non-vested share units as of January 1, 2020	801,835	108.48
Granted	598,433	78.51
Vested	(315,541)	104.38
Canceled	(112,135)	109.43
Non-vested share units as of December 31, 2020	972,592	91.26

The weighted-average estimated fair value of restricted stock units granted during the years ended December 31, 2019 and 2018 was $112.13 and $122.12, respectively. The total fair value of shares released on the vesting of restricted stock units during the years ended December 31, 2020, 2019 and 2018 was $31.2 million, $30.8 million, and $33.9 million, respectively. As of December 31, 2020, we had $42.3 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock unit grants, which will be recognized over the weighted-average period of 1.15 years.
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

Performance Share Units Activity	Number of Awards	Weighted- Average Grant Date Fair Value
Non-vested share units as of January 1, 2020	286,017	105.76
Granted	245,417	95.81
Vested	(221,016)	89.41
Canceled	(42,696)	110.72
Non-vested share units as of December 31, 2020	267,722	109.34

The weighted-average estimated fair value of performance share units granted during the years ended December 31, 2019 and 2018 was $87.39 and $97.98, respectively. The total fair value of shares released on the vesting of performance share units during the years ended December 31, 2020, 2019 and 2018 was $24.6 million, $23.0 million and $27.3 million, respectively. As of December 31, 2020, we had $7.0 million of total unrecognized compensation expense, net of estimated forfeitures, related to performance share unit grants, which will be recognized over the weighted-average period of 1.32 year.
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

Restricted Stock Awards Activity	Number of Awards	Weighted- Average Grant Date Fair Value
Non-vested share units as of January 1, 2020	452,456	114.01
Granted	260,924	110.21
Vested	(137,948)	95.04
Canceled	—	—
Non-vested share units as of December 31, 2020	575,432	116.83

The weighted-average estimated fair value of restricted stock awards granted during the years ended December 31, 2019 and 2018 was $118.08 and $129.23, respectively. As of December 31, 2020, we had $2.2 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock award grants, which will be recognized over the weighted-average period of 1.37 years.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. (Loss) Earnings Per Share
A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Year Ended December 31,
	2020	2019	2018
Net (Loss) Income attributable to Royal Caribbean Cruises Ltd. for basic and diluted (loss) earnings per share	$(5,797,462)	$1,878,887	$1,811,042
Weighted-average common shares outstanding	214,335	209,405	210,570
Dilutive effect of stock-based awards	—	525	984
Diluted weighted-average shares outstanding	214,335	209,930	211,554
Basic (loss) earnings per share	$(27.05)	$8.97	$8.60
Diluted (loss) earnings per share	$(27.05)	$8.95	$8.56

There were approximately 282,118 antidilutive shares for the year ended December 31, 2020, compared to no antidilutive shares for the years ended December 31, 2019 and 2018.
Since the Company expects to settle in cash the principal outstanding under our convertible notes that mature in 2023, we currently use the treasury stock method when calculating their potential dilutive effect, if any. While no shares of the convertible notes are currently convertible, they would be anti-dilutive for the year ended December 31, 2020.
Note 15. Retirement Plan
We maintain a defined contribution plan covering shoreside employees. Effective January 1, 2016, we commenced annual, non-elective contributions to the plan on behalf of all eligible participants equal to 3% of participants' eligible earnings. Remaining annual contributions to the plan are discretionary and are based on fixed percentages of participants' salaries and years of service, not to exceed certain maximums. Contribution expenses were $18.4 million, $21.2 million and $18.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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
For the year ended December 31, 2020, we had an income tax benefit of approximately $15 million primarily driven by items not qualifying under Section 883. For the years ended December 31, 2019 and 2018, income tax expense was $32.6 million and $20.9 million, respectively, for items not qualifying under Section 883, tonnage tax and income taxes for the remainder of our subsidiaries. Income taxes are recorded within Other income (expense). In addition, all interest expense and penalties related to income tax liabilities are classified as income tax expense within Other income (expense).
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
As of December 31, 2020, the Company had deferred tax assets for U.S. and foreign net operating losses (“NOLs”) of approximately $41.2 million. We have provided a valuation allowance for approximately $28.6 million of these NOLs. $18.3 million of the NOLs are subject to expire between 2021 and 2030.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our deferred tax assets and deferred tax liabilities and corresponding valuation allowances related to our operations were not material as of December 31, 2020 and 2019.
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
Note 17. Changes in Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in accumulated other comprehensive loss by component for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive (loss) income

Accumulated comprehensive loss at January 1, 2018	$(250,355)	$(33,666)	$(50,244)	$(334,265)
Other comprehensive income (loss) before reclassifications	(297,994)	6,156	(14,251)	(306,089)
Amounts reclassified from accumulated other comprehensive loss	11,133	1,487	—	12,620
Net current-period other comprehensive income (loss)	(286,861)	7,643	(14,251)	(293,469)

Accumulated comprehensive loss at January 1, 2019	(537,216)	(26,023)	(64,495)	(627,734)
Other comprehensive income (loss) before reclassifications	(146,108)	(20,314)	869	(165,553)
Amounts reclassified from accumulated other comprehensive loss	(5,205)	779	—	(4,426)
Net current-period other comprehensive (loss) income	(151,313)	(19,535)	869	(169,979)

Accumulated comprehensive loss at January 1, 2020	(688,529)	(45,558)	(63,626)	(797,713)
Other comprehensive (loss) income before reclassifications	(41,109)	(22,051)	(28,698)	(91,858)
Amounts reclassified from accumulated other comprehensive loss	79,119	2,067	69,044	150,230
Net current-period other comprehensive (loss) income	38,010	(19,984)	40,346	58,372

Accumulated comprehensive loss at December 31, 2020	$(650,519)	$(65,542)	$(23,280)	$(739,341)

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents reclassifications out of accumulated other comprehensive loss for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into (Loss) Income
Details about Accumulated Other Comprehensive Loss Components	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018	Affected Line Item in Statements of Comprehensive Income (Loss)
Gain (loss) on cash flow derivative hedges:
Interest rate swaps	(25,267)	(4,289)	(10,931)	Interest expense, net of interest capitalized
Foreign currency forward contracts	(14,679)	(14,063)	(12,843)	Depreciation and amortization expenses
Foreign currency forward contracts	(7,315)	(5,080)	12,855	Other income (expense)
Fuel swaps	3,549	(1,292)	(1,580)	Other income (expense)
Fuel swaps	(35,407)	29,929	1,366	Fuel
	(79,119)	5,205	(11,133)
Amortization of defined benefit plans:
Actuarial loss	(2,067)	(779)	(1,487)	Payroll and related
Prior service costs	—	—	—	Payroll and related
	(2,067)	(779)	(1,487)
Release of foreign cumulative translation due to sale or liquidation of businesses:
Foreign cumulative translation	(69,044)	—	—	Other operating
Total reclassifications for the period	$(150,230)	$4,426	$(12,620)

During the year ended December 31, 2020, a $69.0 million net loss was recorded within Other expense in our consolidated statements of comprehensive (loss) income. The amount was recognized in earnings in connection with the Pullmantur reorganization, as we no longer have significant involvement in the Pullmantur operations and these amounts were previously deferred in Accumulated other comprehensive loss. The net loss consisted of a $92.6 million loss resulting from the recognition of a currency translation adjustment, partially offset by the recognition of a deferred $23.6 million foreign exchange gain related to the Pullmantur net investment hedge. Of the $69.0 million loss, $34.3 million and $34.7 million was released from Accumulated other comprehensive loss during the quarters ended June 30, 2020 and September 30, 2020, respectively.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18. Fair Value Measurements and Derivative Instruments
Fair Value Measurements
The estimated fair value of our financial instruments that are not measured at fair value, categorized based upon the fair value hierarchy, are as follows (in thousands):

	Fair Value Measurements at December 31, 2020					Fair Value Measurements at December 31, 2019
Description	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Cash and cash equivalents(4)	$3,684,474	$3,684,474	$3,684,474	—	—	$243,738	$243,738	$243,738	—	—
Total Assets	$3,684,474	$3,684,474	$3,684,474	$—	$—	$243,738	$243,738	$243,738	$—	$—
Liabilities:
Long-term debt (including current portion of long-term debt)(5)	$18,706,359	$20,981,040	—	$20,981,040	—	$9,370,438	$10,059,055	—	$10,059,055	—
Total Liabilities	$18,706,359	$20,981,040	$—	$20,981,040	$—	$9,370,438	$10,059,055	$—	$10,059,055	$—
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
(3)Inputs that are unobservable. The Company did not use any Level 3 inputs as of December 31, 2020 and 2019.
(4)Consists of cash and marketable securities with original maturities of less than 90 days.
(5)Consists of unsecured revolving credit facilities, senior notes, senior debentures, term loans and convertible notes. These amounts do not include our capital lease obligations or commercial paper.
Other Financial Instruments
The carrying amounts of accounts receivable, accounts payable, accrued interest, accrued expenses and commercial paper approximate fair value as of December 31, 2020 and 2019.
Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company's financial instruments recorded at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2020				Fair Value Measurements at December 31, 2019
Description	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Derivative financial instruments(4)	$108,539	$—	$108,539	$—	$39,994	$—	$39,994	$—
Total Assets	$108,539	$—	$108,539	$—	$39,994	$—	$39,994	$—
Liabilities:
Derivative financial instruments(5)	$259,705	$—	$259,705	$—	$257,728	$—	$257,728	$—
Contingent consideration(6)	—	—	—	—	62,400	—	—	62,400
Total Liabilities	$259,705	$—	$259,705	$—	$320,128	$—	$257,728	$62,400
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
(6)Any obligation under the contingent consideration related to the 2018 Silversea Cruises acquisition was terminated during the quarter ended September 30, 2020 as a result of our purchase of the remaining 33.3% non-controlling interest in Silversea Cruises. In prior periods, the contingent consideration was estimated by applying a Monte-Carlo simulation method using our closing stock price along with significant inputs not observable in the market, including the probability of achieving the milestones and estimated future operating results. The Monte-Carlo simulation is a generally accepted statistical technique used to generate a defined number of valuation paths in order to develop a reasonable estimate of fair value. Refer to Note 1. General, Note 3. Business Combination, and Note 11. Redeemable Noncontrolling Interest for further information on the Silversea Cruises acquisitions. For the twelve months ended December 31, 2020, we recorded income for the change in fair value of the contingent consideration of $45.1 million within Other (expense) income in our consolidated statements of comprehensive income (loss).
The reported fair values are based on a variety of factors and assumptions. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of December 31, 2020 or 2019, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.
Nonfinancial Instruments Recorded at Fair Value on a Nonrecurring Basis
The following table presents information about the Company’s nonfinancial instruments recorded at fair value on a nonrecurring basis (in thousands):

	Fair Value Measurement at December 31, 2020 Using
Description	Total Carrying Amount	Total Fair Value	Level 3	Total Impairment for the year ended December 31, 2020
Silversea Goodwill(1)	508,578	508,578	508,578	576,208
Indefinite-life intangible asset(2)	318,700	318,700	318,700	30,800
Long-lived assets(3)	577,193	577,193	577,193	727,063
Right-of-use assets(4)	67,265	67,265	67,265	65,909
Equity-method investments(5)	—	—	—	39,735
Total	1,471,736	1,471,736	1,471,736	1,439,715
___________________________________________________________________________________________________
(1) We estimated the fair value of the Silversea Cruises reporting unit using a probability-weighted discounted cash flow model in combination with a market based valuation approach. The principal assumptions used in the discounted cash flow model were (i) the timing of our return to service, changes in market conditions and port or other restrictions; (ii) forecasted net revenues, primarily the timing of returning to normalized operations, occupancy rates from existing and expected ship deliveries, including options, and terminal growth rate; and (iii) weighted average cost of capital (i.e., discount rate). The discounted cash flow model used our 2020 projected operating results as a base. To that base we added future years’ cash flows through 2030 assuming multiple revenue and expense scenarios that reflect the impact of different global economic environments for this period on the Silversea Cruises' reporting unit. We assigned a probability to each revenue and expense scenario. We discounted the projected cash flows using rates specific to the Silversea Cruises' reporting unit based on its weighted-average cost of capital, which was determined to be 12.75%. The fair value of Silversea Cruises’ goodwill was estimated as of March 31, 2020, the date the asset was last impaired.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Amount represents the Silversea Cruises trade name which makes up the majority of our indefinite-life intangible assets, totaling $321.5 million. We estimated the fair value of our the Silversea Cruises trade name using a discounted cash flow model and the relief-from-royalty method and used a discount rate of 13.25%. Significant inputs in performing the fair value assessment for the trade name were (i) forecasted net revenues, primarily the timing of returning to normalized operations, occupancy rates from existing and expected ship deliveries, including options, and terminal growth rate; (ii) the royalty rate of 3.0%; and (iii) weighted average cost of capital (i.e., discount rate). The fair value of the Silversea Cruises trade name was estimated as of March 31, 2020, the date the asset was last impaired.

(3) Impairments primarily relate to certain vessels during 2020. In addition, certain construction in progress projects generated impairments during the quarter ended September 30, 2020 and quarter ended December 31, 2020. For the vessels impaired during the quarter ended March 31, 2020, we estimated the fair value of two of our vessels using a blended indication from the income and cost approaches and the fair value of the remaining vessels was estimated primarily based on their orderly liquidation values. For the vessels impaired during the quarter ended June 30, 2020, we estimated the fair value of the vessels using a modified market approach based on the carrying values and orderly liquidation values of the vessels. For the vessels impaired during the quarter ended December 31, 2020, we estimated the fair value of the three Azamara vessels using a market approach. A significant input in performing the fair value assessments for these vessels was management's expected use of the vessels, which takes into consideration forecasted operating results. During the quarter ended September 30, 2020 and quarter ended December 31, 2020, construction in progress assets were impaired due to a reduction in scope or the decision to not complete the projects. The impairment was calculated based on orderly liquidation values. The fair value of these assets were estimated as of the date the asset was last impaired.

(4) Impairments to our right-of-use assets relate to certain of our berthing arrangements and a ship operating lease. We estimated the fair value of the berthing arrangements using estimated projected discounted cash flows and the fair value of the ship operating lease was estimated using a market approach. The fair value of the berthing arrangements was estimated as of March 31, 2020, the date these assets were last impaired. A significant input in performing the fair value assessments for these assets was our expected passenger headcount. The fair value of the ship operating lease was estimated as of December 31, 2020, the date this asset was last impaired, and significant inputs in performing the fair value assessment using the market approach for this asset were the expected rate of return and remaining lease payments.

(5) We estimated the fair value of our other than temporarily impaired equity-method investments using a discounted cash flow model. A significant input in performing the fair value assessments for these assets was forecasted operating results for these investments. The fair value of these equity-method investments was estimated as of March 31, 2020, the date these assets were last impaired. For further information on our equity method investments, refer to Note 8. Other Assets.

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
The following table presents information about the Company’s offsetting of financial assets under master netting agreements with derivative counterparties (in thousands):

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of December 31, 2020				As of December 31, 2019
	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets

Derivatives subject to master netting agreements	$108,539	$(80,743)	$—	$27,796	$39,994	$(39,994)	$—	$—
Total	$108,539	$(80,743)	$—	$27,796	$39,994	$(39,994)	$—	$—

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents information about the Company’s offsetting of financial liabilities under master netting agreements with derivative counterparties (in thousands):

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of December 31, 2020				As of December 31, 2019
	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities

Derivatives subject to master netting agreements	$(259,705)	$80,743	$57,273	$(121,689)	$(257,728)	$39,994	$—	$(217,734)
Total	$(259,705)	$80,743	$57,273	$(121,689)	$(257,728)	$39,994	$—	$(217,734)

Concentrations of Credit Risk
We monitor our credit risk associated with financial and other institutions with which we conduct significant business and, to minimize these risks, we select counterparties with credit risks acceptable to us and we seek to limit our exposure to an individual counterparty. Credit risk, including but not limited to counterparty nonperformance under derivative instruments, our credit facilities and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions, insurance companies and export credit agencies many of which we have long-term relationships with and which have credit risks acceptable to us or where the credit risk is spread out among a large number of counterparties. As of December 31, 2020, we had counterparty credit risk exposure under our derivative instruments of $26.9 million, which was limited to the cost of replacing the contracts in the event of non-performance by the counterparties to the contracts, the majority of which are currently our lending banks. We do not anticipate nonperformance by any of our significant counterparties. In addition, we have established guidelines we follow regarding credit ratings and instrument maturities to maintain safety and liquidity. We do not normally require collateral or other security to support credit relationships; however, in certain circumstances this option is available to us.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates primarily relates to our debt obligations including future interest payments. At December 31, 2020 and 2019, approximately 64.5% and 62.1%, respectively, of our debt was effectively fixed. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense.
Market risk associated with our fixed rate debt is the potential increase in fair value resulting from a decrease in interest rates. We use interest rate swap agreements that effectively convert a portion of our fixed-rate debt to a floating-rate basis to manage this risk. At December 31, 2020, we maintained interest rate swap agreements on the following fixed-rate debt instruments:

Debt Instrument	Swap Notional as of December 31, 2020 (In thousands)	Maturity	Debt Fixed Rate	Swap Floating Rate: LIBOR plus	All-in Swap Floating Rate as of December 31, 2020
Oasis of the Seas term loan	$35,000	October 2021	5.41%	3.87%	4.12%
Unsecured senior notes	650,000	November 2022	5.25%	3.63%	3.85%
	$685,000
These interest rate swap agreements are accounted for as fair value hedges.
Market risk associated with our long-term floating rate debt is the potential increase in interest expense from an increase in interest rates. We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage this risk. At December 31, 2020, we maintained interest rate swap agreements on the following floating-rate debt instruments:

Debt Instrument	Swap Notional as of December 31, 2020 (In thousands)	Maturity	Debt Floating Rate		All-in Swap Fixed Rate
Celebrity Reflection term loan	$218,167	October 2024	LIBOR plus	0.40%	2.85%
Quantum of the Seas term loan	367,500	October 2026	LIBOR plus	1.30%	3.74%
Anthem of the Seas term loan	392,708	April 2027	LIBOR plus	1.30%	3.86%
Ovation of the Seas term loan	518,750	April 2028	LIBOR plus	1.00%	3.16%
Harmony of the Seas term loan (1)	530,191	May 2028	EURIBOR plus	1.15%	2.26%
Odyssey of the Seas term loan(2)	460,000	October 2032	LIBOR plus	0.95%	3.20%
Odyssey of the Seas term loan(2)	191,667	October 2032	LIBOR plus	0.95%	2.83%
	$2,678,983
___________________________________________________________________

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)    Interest rate swap agreements hedging the Euro-denominated term loan for Harmony of the Seas include EURIBOR zero-floors matching the hedged debt EURIBOR zero-floor. Amount presented is based on the exchange rate as of December 31, 2020.
(2)    Interest rate swap agreements hedging the term loan of Odyssey of the Seas include LIBOR zero-floors matching the debt LIBOR zero-floor. The effective dates of the $460.0 million and $191.7 million interest rate swap agreements are October 2020 and October 2022, respectively. The anticipated unsecured term loan for the financing of Odyssey of the Seas was initially expected to be drawn in October 2020. However, due to the impact of COVID-19 to shipyard operations, there is a delay in the ship delivery.
These interest rate swap agreements are accounted for as cash flow hedges.
The notional amount of interest rate swap agreements related to outstanding debt and our current unfunded financing arrangements as of December 31, 2020 and 2019 was $3.4 billion and $3.5 billion, respectively.
Foreign Currency Exchange Rate Risk
Derivative Instruments
Our primary exposure to foreign currency exchange rate risk relates to our ship construction contracts denominated in Euros, our foreign currency denominated debt and our international business operations. We enter into foreign currency forward contracts to manage portions of the exposure to movements in foreign currency exchange rates. As of December 31, 2020, the aggregate cost of our ships on order, was $14.2 billion, of which we had deposited $684.8 million as of such date. These amounts do not include any ships placed on order that are contingent upon completion of conditions precedent and/or financing, any ships on order by our Partner Brands and any ships on order placed by Silversea Cruises during the reporting lag period. Refer to Note 19. Commitments and Contingencies, for further information on our ships on order. At December 31, 2020 and 2019, approximately 66.3% and 65.9%, respectively, of the aggregate cost of the ships under construction was exposed to fluctuations in the Euro exchange rate. Our foreign currency forward contract agreements are accounted for as cash flow or net investment hedges depending on the designation of the related hedge.
On a regular basis, we enter into foreign currency forward contracts and, from time to time, we utilize cross-currency swap agreements and collar options to minimize the volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than our functional currency or the functional currencies of our foreign subsidiaries. During the year ended December 31, 2020, we maintained an average of approximately $364.0 million of these foreign currency forward contracts. These instruments are not designated as hedging instruments. For the years ended December 31, 2020, 2019 and 2018, changes in the fair value of the foreign currency forward contracts resulted in gains (losses) of $(19.0) million, $1.4 million and $(62.4) million, respectively, which offset gains (losses) arising from the remeasurement of monetary assets and liabilities denominated in foreign currencies in those same years of $(1.5) million, $0.4 million and $57.6 million, respectively. These amounts were recognized in earnings within Other income (expense) in our consolidated statements of comprehensive income (loss).
We consider our investments in our foreign operations to be denominated in relatively stable currencies and of a long-term nature. As of December 31, 2020, we maintained foreign currency forward contracts and designated them as hedges of a portion of our net investments primarily in TUI Cruises of €245.0 million, or approximately $299.7 million based on the exchange rate at December 31, 2020. These forward currency contracts mature in October 2021.
The notional amount of outstanding foreign exchange contracts, excluding the forward contracts entered into to minimize remeasurement volatility, as of December 31, 2020 and 2019 was $3.1 billion and $2.9 billion, respectively.
Non-Derivative Instruments
We also address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries' and investments' functional currencies and designating it as a hedge of these subsidiaries and investments. We had designated debt as a hedge of our net investments primarily in TUI Cruises of €215.0 million, or approximately $263.0 million, as of December 31, 2020. As of December 31, 2019, we had designated debt as a hedge of our net investments primarily in TUI Cruises of €319.0 million, or approximately $358.1 million.
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

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

remain in accumulated other comprehensive gain or loss until the underlying hedged transactions are recognized in earnings or the related hedged forecasted fuel consumption is deemed probable of not occurring.

The current suspension of our cruise operations due to the COVID-19 pandemic and our 2020 and expected 2021 ship disposals resulted in reductions to our forecasted fuel purchases. As of December 31, 2020, we discontinued cash flow hedge accounting on 0.6 million metric tons of our fuel swap agreements maturing in 2020 and 2021, which resulted in the reclassification of a net $104.4 million loss from Accumulated other comprehensive loss to Other expense during the year ended December 31, 2020. Changes in the fair value of fuel swaps for which cash flow hedge accounting was discontinued are currently recognized in Other expense each reporting period.

Future suspension of our operations or modifications to our itineraries may affect our expected forecasted fuel purchases which could result in further discontinuance of fuel swap cash flow hedge accounting and the reclassification of deferred gains or losses from Accumulated other comprehensive loss into earnings. Refer to Risk Factors in Part 1, Item 1A. for further discussion on risks related to the COVID-19 pandemic.
At December 31, 2020, we have hedged the variability in future cash flows for certain forecasted fuel transactions occurring through 2023. As of December 31, 2020 and December 31, 2019, we had the following outstanding fuel swap agreements:

	Fuel Swap Agreements
	As of December 31, 2020	As of December 31, 2019
	(metric tons)
Designated as hedges:
2021	385,050	488,900
2022	389,650	322,900
2023	82,400	82,400

	Fuel Swap Agreements
	As of December 31, 2020	As of December 31, 2019
	(% hedged)
Designated hedges as a % of projected fuel purchases:
2021	40%	30%
2022	23%	19%
2023	5%	5%

	Fuel Swap Agreements
	As of December 31, 2020	As of December 31, 2019
	(metric tons)
Not designated as hedges:
2021	229,850	—
2022	14,650	—

At December 31, 2020 there was $13.1 million of estimated unrealized net loss associated with our cash flow hedges pertaining to fuel swap agreements to be reclassified to earnings from Accumulated other comprehensive loss within the next twelve months when compared to none at December 31, 2019. Reclassification is expected to occur as the result of fuel consumption associated with our hedged forecasted fuel purchases.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value and line item caption of derivative instruments recorded within our consolidated balance sheets were as follows (in thousands):

	Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of December 31, 2020	As of December 31, 2019	Balance Sheet Location	As of December 31, 2020	As of December 31, 2019
		Fair Value	Fair Value		Fair Value	Fair Value
Derivatives designated as hedging instruments under ASC 815-20(1)
Interest rate swaps	Other assets	$17,271	$11	Other long-term liabilities	$144,653	$64,168
Interest rate swaps	Derivative financial instruments	261	—	Derivative Financial Instruments	—	—
Foreign currency forward contracts	Derivative financial instruments	63,894	—	Derivative financial instruments	13,294	75,260
Foreign currency forward contracts	Other assets	20,836	9,380	Other long-term liabilities	7,306	64,711
Fuel swaps	Derivative financial instruments	5,093	16,922	Derivative financial instruments	25,203	16,901
Fuel swaps	Other assets	350	8,677	Other long-term liabilities	50,117	33,965
Total derivatives designated as hedging instruments under ASC 815-20		107,705	34,990		240,573	255,005
Derivatives not designated as hedging instruments under ASC 815-20
Foreign currency forward contracts	Derivative financial Instruments	—	3,186	Derivative financial instruments	160	2,419
Foreign currency forward contracts	Other assets	—	—	Other long-term liabilities	—	—
Fuel swaps	Derivative financial instruments	834	1,643	Derivative financial instruments	18,028	295
Fuel swaps	Other assets	—	175	Other long-term liabilities	944	9
Total derivatives not designated as hedging instruments under ASC 815-20		834	5,004		19,132	2,723
Total derivatives		$108,539	$39,994		$259,705	$257,728
___________________________________________________________________
(1)Accounting Standard Codification 815-20 "Derivatives and Hedging."

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The location and amount of gain or (loss) recognized in income on fair value and cash flow hedging relationships were as follows (in thousands):

	Year Ended December 31, 2020				Year Ended December 31, 2019
	Fuel Expense	Depreciation and Amortization Expenses	Interest Income (Expense)	Other Income (Expense)	Fuel Expense	Depreciation and Amortization Expenses	Interest Income (Expense)	Other Income (Expense)
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$371,015	$1,279,254	$(823,202)	$(137,085)	$697,962	$1,245,942	$(381,568)	$(24,513)
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	n/a	n/a	$(18,813)	—	n/a	n/a	(23,464)	$—
Derivatives designated as hedging instruments	n/a	n/a	$23,819	—	n/a	n/a	$16,607	$—
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into income	n/a	n/a	$(25,267)	n/a	n/a	n/a	$(4,289)	n/a
Commodity contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into income	$(35,407)	n/a	n/a	$3,549	$29,929	n/a	n/a	$(1,292)
Foreign exchange contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into income	n/a	$(14,679)	n/a	$(7,315)	n/a	$(14,063)	n/a	$(5,080)

	Year Ended December 31, 2018
	Fuel Expense	Depreciation and Amortization Expenses	Interest Income (Expense)	Other Income (Expense)
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$710,617	$1,033,697	$(300,872)	$11,107
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	n/a	n/a	$4,673	$—
Derivatives designated as hedging instruments	n/a	n/a	$(8,854)	$—
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into income	n/a	n/a	$(10,931)	n/a
Commodity contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into income	$1,366	n/a	n/a	$(1,580)
Foreign exchange contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into income	n/a	$(12,843)	n/a	$12,855

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The carrying value and line item caption of non-derivative instruments designated as hedging instruments recorded within our consolidated balance sheets were as follows (in thousands):

		Carrying Value
Non-derivative instrument designated as hedging instrument under ASC 815-20	Balance Sheet Location	As of December 31, 2020	As of December 31, 2019
Foreign currency debt	Current portion of long-term debt	$43,696	$73,572
Foreign currency debt	Long-term debt	219,335	284,506
		$263,031	$358,078
The effect of derivative instruments qualifying and designated as hedging instruments and the related hedged items in fair value hedges on the consolidated statements of comprehensive income (loss) was as follows (in thousands):

	Location of Gain (Loss) Recognized in Income on Derivative and Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative			Amount of Gain (Loss) Recognized in Income on Hedged Item
Derivatives and related Hedged Items under ASC 815-20 Fair Value Hedging Relationships		Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Interest rate swaps	Interest expense (income), net of interest capitalized	$23,819	$16,607	$(8,854)	$(18,813)	$(23,464)	$4,673
		$23,819	$16,607	$(8,854)	$(18,813)	$(23,464)	$4,673
The fair value and line item caption of derivative instruments recorded within our consolidated balance sheets for the cumulative basis adjustment for fair value hedges were as follows (in thousands):

Line Item in the Statement of Financial Position Where the Hedged Item is Included	Carrying Amount of the Hedged Liabilities		Cumulative amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
	As of December 31, 2020	As of December 31, 2019	As of December 31, 2020	As of December 31, 2019
Current portion of long-term debt and Long-term debt	$700,331	$715,234	$17,512	$(1,301)
	$700,331	$715,234	$17,512	$(1,301)
The effect of derivative instruments qualifying and designated as cash flow hedging instruments on the consolidated financial statements was as follows (in thousands):

	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Loss) on Derivative			Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives under ASC 815-20 Cash Flow Hedging Relationships	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018		Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Interest rate swaps	$(112,960)	$(72,732)	$18,578	Interest expense	$(25,267)	$(4,289)	$(10,931)
Foreign currency forward contracts	130,426	(148,881)	(222,645)	Depreciation and amortization expenses	(14,679)	(14,063)	(12,843)
Foreign currency forward contracts	—	—	—	Other income (expense)	(7,315)	(5,080)	12,855
Foreign currency forward contracts	—	—	—	Other indirect operating expenses	—	—	—
Foreign currency collar options	—	—	—	Depreciation and amortization expenses	—	—	—
Fuel swaps	—	—	—	Other income (expense)	3,549	(1,292)	(1,580)
Fuel swaps	(58,575)	75,505	(93,927)	Fuel	(35,407)	29,929	1,366
	$(41,109)	$(146,108)	$(297,994)		$(79,119)	$5,205	$(11,133)

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below represents amounts excluded from the assessment of effectiveness for our net investment hedging instruments for which the difference between changes in fair value and periodic amortization is recorded in accumulated other comprehensive income (loss) (in thousands):

Gain (Loss) Recognized in Income (Net Investment Excluded Components)	Year Ended December 31, 2020
Net inception fair value at January 1, 2020	$(8,008)
Amount of gain recognized in income on derivatives for the year ended December 31, 2020	6,620
Amount of loss remaining to be amortized in accumulated other comprehensive loss as of December 31, 2020	(528)
Fair value at December 31, 2020	$(1,916)
The effect of non-derivative instruments qualifying and designated as net investment hedging instruments on the consolidated financial statements was as follows (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)
Non-derivative instruments under ASC 815-20 Net Investment Hedging Relationships	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Foreign Currency Debt	$(28,062)	$6,111	$13,210
	$(28,062)	$6,111	$13,210
The effect of derivatives not designated as hedging instruments on the consolidated financial statements was as follows (in thousands):

		Amount of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments under ASC 815-20	Location of Gain (Loss) Recognized in Income on Derivative	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Foreign currency forward contracts	Other income (expense)	$(18,961)	$1,356	$(62,423)
Fuel swaps	Fuel	—	(37)	1,161
Fuel swaps	Other income (expense)	(102,740)	112	114
		$(121,701)	$1,431	$(61,148)
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

As of December 31, 2020, our senior unsecured debt credit rating was B+ by Standard & Poor's and B2 by Moody's. As of December 31, 2020, seven of our interest rate derivative hedges had a term of at least five years requiring us to post collateral of $57.3 million to satisfy our obligations under our interest rate derivative agreements, taking into account collateral waivers issued by certain banks. On February 25, 2021, Standard & Poor's further downgraded our senior unsecured debt credit rating from B+ to B. We believe the maximum additional collateral we may need to provide under these agreements in the next twelve months is approximately $33.3 million.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19. Commitments and Contingencies
Ship Purchase Obligations
Our future capital commitments consist primarily of new ship orders. As of December 31, 2020, we had one Quantum-class ship, two Oasis-class ships and three ships of a new generation, known as our Icon-class, on order for our Royal Caribbean International brand with an aggregate capacity of approximately 32,400 berths. As of December 31, 2020, we had two Edge-class ships on order for our Celebrity brand with an aggregate capacity of approximately 6,500 berths. Additionally as of December 31, 2020, we had three ships on order with an aggregate capacity of approximately 1,750 berths for our Silversea Cruises brand. The following provides further information on recent developments with respect to our ship orders.
In September 2019, Silversea Cruises entered into two credit agreements, guaranteed by us, for the unsecured financing of the first and second Evolution-class ships for an amount of up to 80% of each ship's contract price through facilities to be guaranteed 95% by Euler Hermes, the official export credit agency of Germany. The maximum loan amount under each facility is not to exceed the United States dollar equivalent of €351.6 million in the case of the first Evolution-class ship and €359.0 million in the case of the second Evolution-class ship, or approximately $430.1 million and $439.2 million, respectively, based on the exchange rate at December 31, 2020. Each loan, once funded, will amortize semi-annually and will mature 12 years following the delivery of each ship. At our election, interest on each loan will accrue either (1) at a fixed rate of 4.14% and 4.18%, respectively (inclusive of the applicable margin) or (2) at a floating rate equal to LIBOR plus 0.79% and 0.83%, respectively. The first and second Evolution-class ships will each have a capacity of approximately 600 berths.
In December 2019, we entered into a credit agreement for the unsecured financing of the sixth Oasis-class ship for up to 80% of the ship’s contract price through a facility to be guaranteed 100% by BpiFrance Assurance Export, the official export credit agency of France. Under the financing arrangement, we have the right, but not the obligation, to satisfy the obligations to be incurred upon delivery and acceptance of the ship under the shipbuilding contract by assuming, at delivery and acceptance, the debt indirectly incurred by the shipbuilder during the construction of the ship. The maximum loan amount under the facility is not to exceed the United States dollar equivalent of €1.3 billion, or approximately $1.6 billion based on the exchange rate at December 31, 2020. The loan will amortize semi-annually and will mature 12 years following delivery of the ship. Interest on the loan will accrue at a fixed rate of 3.00% (inclusive of margin). The sixth Oasis-class ship will have a capacity of approximately 5,700 berths.
In December 2019, we entered into a credit agreement for the unsecured financing of the third Icon-class ship for up to 80% of the ship’s contract price. Finnvera plc, the official export credit agency of Finland, has agreed to guarantee 95% of the substantial majority of the financing, with a smaller portion of the financing to be 95% guaranteed by Euler Hermes, the official German export credit agency. The maximum loan amount under the facility is not to exceed the United States dollar equivalent of €1.4 billion, or approximately $1.7 billion based on the exchange rate at December 31, 2020. The loan, once funded, will amortize semi-annually and will mature 12 years following the delivery of the ship. Approximately 60% of the loan will accrue interest at a fixed rate of 3.29%. The balance of the loan will accrue interest at a floating rate of LIBOR plus 0.85%. The third Icon-class ship will have a capacity of approximately 5,600 berths.
During 2017, we entered into credit agreements for the unsecured financing of the two Icon-class ships for up to 80% of each ship’s contract price. For each ship, the official Finnish export credit agency, Finnvera plc, has agreed to guarantee 100% of a substantial majority of the financing to the lenders, with a smaller portion of the financing to be 95% guaranteed by Euler Hermes, the official German export credit agency. The maximum loan amount under each facility is not to exceed €1.4 billion, or approximately $1.7 billion, based on the exchange rate at December 31, 2020. Interest on approximately 75% of each loan will accrue at a fixed rate of 3.56% and 3.76% for the first and the second Icon-class ships, respectively, and the balance will accrue interest at a floating rate ranging from LIBOR plus 1.10% to 1.15% and LIBOR plus 1.15% to 1.20% for the first and the second Icon-class ships, respectively. Each loan will amortize semi-annually and will mature 12 years following delivery of each ship. The first and second Icon-class ships will each have a capacity of approximately 5,600 berths.
During 2017, we entered into credit agreements for the unsecured financing of the third and fourth Edge-class ships and the fifth Oasis-class ship for up to 80% of each ship’s contract price through facilities to be guaranteed 100% by Bpifrance Assurance Export, the official export credit agency of France. Under these financing arrangements, we have the right, but not the obligation, to satisfy the obligations to be incurred upon delivery and acceptance of each ship under the shipbuilding contract by assuming, at delivery and acceptance, the debt indirectly incurred by the shipbuilder during the construction of each ship. The maximum loan amount under each facility is not to exceed €684.2 million in the case of the third Edge-class ship and the United States dollar equivalent of €714.6 million and €1.1 billion in the case of the fourth Edge-class ship and fifth Oasis-class ship, or approximately $874.2 million and $1.3 billion, respectively, based on the exchange rate at December 31, 2020. The loans will amortize semi-annually and will mature 12 years following delivery of each ship. Interest on the loans will accrue at a fixed rate of 1.28% for the third Edge-class ship and at a fixed rate of 3.18% for both, the fourth Edge-class ship and

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the fifth Oasis-class ship. The third and fourth Edge-class ships, each of which will have a capacity of approximately 3,250 berths. The fifth Oasis-class ship will have a capacity of approximately 5,700 berths.
During 2015, we entered into a credit agreement for the unsecured financing of Odyssey of the Seas for up to 80% of the ship’s contract price, through a facility to be guaranteed 95% by Euler Hermes, official export credit agency of Germany. Hermes has agreed to guarantee to the lender payment of 95% of the financing. The ship will have a capacity of approximately 4,200 berths. This credit agreement makes available to us an unsecured term loan in an amount up to the United States dollar equivalent of €777.5 million, or approximately $951.2 million, based on the exchange rate at December 31, 2020. The loan will amortize semi-annually and will mature 12 years following delivery of the ship. At our election, prior to delivery of the ship, interest on the loans will accrue either (1) at a fixed rate of 3.45% (inclusive of the applicable margin) or (2) at a floating rate equal to LIBOR plus 0.95%.
Our future capital commitments consist primarily of new ship orders. As of December 31, 2020, our Global and Partner Brands have the following ships on order. COVID-19 has impacted shipyard operations which have and may continue to result in delays of our previously contracted ship deliveries. As of December 31, 2020, the expected dates that the ships on order are expected to be delivered, subject to change in the event of construction delays, and their approximate berths are as follows:

Ship	Shipyard	Expected to be delivered	Approximate Berths
Royal Caribbean International —
Oasis-class:
Wonder of the Seas	Chantiers de l’Atlantique	1st Quarter 2022	5,700
Unnamed	Chantiers de l’Atlantique	2nd Quarter 2024	5,700
Quantum-class:
Odyssey of the Seas	Meyer Werft	1st Quarter 2021	4,200
Icon-class:
Unnamed	Meyer Turku Oy	3rd Quarter 2023	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2025	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2026	5,600
Celebrity Cruises —
Edge-class:
Celebrity Beyond	Chantiers de l’Atlantique	2nd Quarter 2022	3,250
Unnamed	Chantiers de l’Atlantique	4th Quarter 2023	3,250
Silversea Cruises — (1)
Muse-class:
Silver Dawn	Fincantieri	4th Quarter 2021	550
Evolution-class:
Unnamed	Meyer Werft	1st Quarter 2022	600
Unnamed	Meyer Werft	1st Quarter 2023	600
TUI Cruises (50% joint venture) —
Mein Schiff 7	Meyer Turku Oy	2nd Quarter 2023	2,900
Unnamed	Fincantieri	3rd Quarter 2024	4,100
Unnamed	Fincantieri	1st Quarter 2026	4,100
Hapag-Lloyd Cruises (50% joint venture) —
Hanseatic Spirit	Vard Fincantieri	2nd Quarter 2021	230
Total Berths			51,980

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(1)    The revenue impact from Silversea Cruises' new ships will be recognized on a three month reporting lag from when the ships enter service. Refer to Note 1. General for further information.
In addition, as of December 31, 2020, we have an agreement in place with Chantiers de l’Atlantique to build an additional Edge-class ship for delivery in 2025, which is contingent upon completion of conditions precedent and financing.
As of December 31, 2020, the aggregate cost of our ships on order, not including any ships on order by our Partner Brands and the Silversea Cruises ships that remain contingent upon final documentation and financing, was approximately $14.2 billion, of which we had deposited $684.8 million as of such date. Approximately 66.3% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at December 31, 2020. Refer to Note 18. Fair Value Measurements and Derivative Instruments for further information.
Litigation
As previously reported, two lawsuits were filed against Royal Caribbean Cruises Ltd. in August 2019 in the U.S. District Court for the Southern District of Florida under Title III of the Cuban Liberty and Democratic Solidarity Act, also known as the Helms-Burton Act. The complaint filed by Havana Docks Corporation ("Havana Docks Action") alleges it holds an interest in the Havana Cruise Port Terminal and the complaint filed by Javier Garcia-Bengochea (the "Port of Santiago Action") alleges that he holds an interest in the Port of Santiago, Cuba, both of which were expropriated by the Cuban Government. The complaints further allege that Royal Caribbean Cruises Ltd. trafficked in those properties by embarking and disembarking passengers at these facilities. The plaintiffs seek all available statutory remedies, including the value of the expropriated property, plus interest, treble damages, attorneys’ fees and costs. Royal Caribbean Cruises Ltd. filed its answer to each complaint in October 2019 and on October 15, 2020, and the Court dismissed the Port of Santiago Action with prejudice on the basis that the plaintiffs in that action lacked standing to bring the claim. This decision has been appealed by the plaintiffs. We believe we have meritorious defenses to the claims alleged in both the Havana Docks Action and the Port of Santiago Action, and we intend to vigorously defend ourselves against them. We believe that it is unlikely that the outcome of either action will have a material adverse impact to our financial condition, results of operations or cash flows. However, the outcome of litigation is inherently unpredictable and subject to significant uncertainties, and there can be no assurances that the final outcome of this case will not be material.

As previously reported, on October 7, 2020, a shareholder filed a putative class action complaint against us, and three officers, Richard Fain, Jason Liberty and Michael Bayley, in the United States District Court for the Southern District of Florida (the "Court"), alleging misrepresentations relating to COVID-19 in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, seeking unspecified damages on behalf of a purported class consisting of all persons and entities (subject to specified exceptions) that purchased or otherwise acquired our securities from February 4, 2020 through March 17, 2020. As previously disclosed, on October 27, 2020, a second complaint was filed by another shareholder against us and these same officers in the Court alleging the same misrepresentations relating to COVID-19. As is the case with the first action, the second action seeks unspecified damages on behalf of a purported class consisting of all persons and entities (subject to specified exceptions) that purchased or otherwise acquired our securities from February 4, 2020 through March 17, 2020. On December 23, 2020, these cases were consolidated with a new lead plaintiff, Indiana Public Retirement System. We cannot predict the duration or outcome of this lawsuit at this time, although management believes the claims are without merit. Depending on how this case progresses, it could be costly to defend and could divert the attention of management and other resources from operations. Accordingly, even if ultimately resolved in our favor, this action could have a material adverse effect on our business, financial condition, results of operations and liquidity. On February 25, 2021, the lead plaintiff filed with the Court a voluntary dismissal of the action without prejudice.

We are routinely involved in other claims, regulatory investigations and inquiries, and consumer complaints, including those related to COVID-19, that are typical within the travel and tourism industry. The majority of these claims are covered by insurance. We believe the outcome of such claims, net of expected insurance recoveries, will not have a material adverse impact on our financial condition or results of operations and cash flows.
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

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
At December 31, 2020, we have future commitments to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts as follows (in thousands):

Year
2021	$202,618
2022	299,347
2023	28,324
2024	6,911
2025	7,273
Thereafter	22,720
$567,193

Note 20. Restructuring Charges
Centralization of Global Sales and Marketing Structure
During the year ended December 31, 2019, we implemented a strategy related to the restructuring and centralization of our international sales and marketing structure. Activities related to this strategy focused on moving from a multi-brand sales model to a brand dedicated sales model, which resulted in the consolidation of some of our international offices and personnel reorganization among our sales and marketing teams. The personnel reorganization resulted in the recognition of a liability for one-time termination benefits during the twelve months ended December 31, 2019. We also incurred contract termination costs related to the closure of some of our international offices and other related costs consisting of legal and consulting fees to implement this initiative. As a result of these actions, we incurred restructuring exit costs of $12.0 million for the year ended December 31, 2019, which were reported within Marketing, selling and administrative expenses in our consolidated statements of comprehensive income (loss). As of December 31, 2020, we incurred $22.7 million restructuring costs as it relates to the restructuring activities of this strategy.
The following table summarizes our restructuring exit costs (in thousands):

	Beginning Balance January 1, 2020	Accruals	Payments	Ending Balance December 31, 2020	Cumulative Charges Incurred
Termination benefits	$8,389	$2,711	$3,192	$7,908	$11,591
Contract termination costs	338	—	—	338	338
Other related costs	2,785	7,989	9,473	1,301	10,797
Total	$11,512	$10,700	$12,665	$9,547	$22,726

Operating Expense Reduction in Workforce
In April 2020, we reduced our US shoreside workforce by approximately 23% through permanent layoffs. We incurred severance costs of $28.0 million during the year ended December 31, 2020.
The following table summarizes our restructuring costs as it relates to the April 2020 reduction in our workforce (in thousands):

	Beginning Balance January 1, 2020	Accruals	Payments	Ending Balance December 31, 2020	Cumulative Charges Incurred
Termination benefits	$—	$27,953	$23,696	$4,257	$27,953
Total	$—	$27,953	$23,696	$4,257	$27,953

Note 21. Quarterly Selected Financial Data (Unaudited)

	(In thousands, except per share data)
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2020	2019	2020	2019	2020	2019	2020	2019
Total revenues(1)(2)	$2,032,750	$2,439,767	$175,605	$2,806,631	$(33,688)	$3,186,850	$34,138	$2,517,413
Operating (Loss) income	$(1,306,407)	$318,831	$(1,282,487)	$573,653	$(996,114)	$890,792	$(1,016,549)	$299,425
Net (Loss) Income attributable to Royal Caribbean Cruises Ltd.	$(1,444,479)	$249,681	$(1,639,292)	$472,830	$(1,346,756)	$883,240	$(1,366,935)	$273,136
(Loss) Earnings per share
Basic	$(6.91)	$1.19	$(7.83)	$2.26	$(6.29)	$4.21	$(6.09)	$1.31
Diluted	$(6.91)	$1.19	$(7.83)	$2.25	$(6.29)	$4.20	$(6.09)	$1.30
Dividends declared per share	$0.78	$0.70	$—	$0.70	$—	$0.78	$—	$0.78
___________________________________________________________________
(1)Our revenues are seasonal based on the demand for cruises. Demand is strongest for cruises during the Northern Hemisphere's summer months and holidays.
(2)Total revenues for the quarter ended September 30, 2020 includes a charge of $67.9 million that was recorded to Onboard and other revenues to correct cancellation revenue, for certain immaterial bookings, that was incorrectly recognized during the six months ended June 30, 2020. The charge is offsetting cancellation and other revenue recognized during the quarter ended September 30, 2020 and was considered immaterial to our financial statements.