Form 10-Q
period 2021-03-31
ROYAL CARIBBEAN CRUISES LTD
filed 2021-04-29
CIK 884887

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
There were 254,570,657 shares of common stock outstanding as of April 26, 2021.

Table of Contents

ROYAL CARIBBEAN CRUISES LTD.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited; in thousands, except per share data)

	Quarter Ended March 31,
	2021	2020
Passenger ticket revenues	$20,844	$1,376,851
Onboard and other revenues	21,170	655,899
Total revenues	42,014	2,032,750
Cruise operating expenses:
Commissions, transportation and other	2,949	317,129
Onboard and other	4,481	123,718
Payroll and related	96,636	330,390
Food	8,472	121,316
Fuel	41,822	194,268
Other operating	129,127	423,998
Total cruise operating expenses	283,487	1,510,819
Marketing, selling and administrative expenses	258,041	395,890
Depreciation and amortization expenses	310,166	324,330
Impairment and credit losses	(449)	1,108,118
Operating Loss	(809,231)	(1,306,407)
Other income (expense):
Interest income	4,861	5,534
Interest expense, net of interest capitalized	(272,514)	(92,911)
Equity investment loss	(59,871)	(10,392)
Other income (expense)	5,033	(32,859)
	(322,491)	(130,628)
Net Loss	(1,131,722)	(1,437,035)
Less: Net Income attributable to noncontrolling interest	—	7,444
Net Loss attributable to Royal Caribbean Cruises Ltd.	$(1,131,722)	$(1,444,479)
Loss per Share:
Basic	$(4.66)	$(6.91)
Diluted	$(4.66)	$(6.91)
Weighted-Average Shares Outstanding:
Basic	243,004	209,097
Diluted	243,004	209,097
Comprehensive Loss
Net Loss	$(1,131,722)	$(1,437,035)
Other comprehensive income (loss):
Foreign currency translation adjustments	9,722	10,290
Change in defined benefit plans	10,463	(7,589)
Gain (loss) on cash flow derivative hedges	10,302	(300,605)
Total other comprehensive income (loss)	30,487	(297,904)
Comprehensive Loss	(1,101,235)	(1,734,939)
Less: Comprehensive Income attributable to noncontrolling interest	—	7,444
Comprehensive Loss attributable to Royal Caribbean Cruises Ltd.	$(1,101,235)	$(1,742,383)

The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of
	March 31,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$5,091,463	$3,684,474
Trade and other receivables, net of allowances of $4,309 and $3,867 at March 31, 2021 and December 31, 2020, respectively	226,740	284,149
Inventories	119,405	118,703
Prepaid expenses and other assets	163,709	154,339
Derivative financial instruments	48,652	70,082
Total current assets	5,649,969	4,311,747
Property and equipment, net	25,794,798	25,246,595
Operating lease right-of-use assets	579,541	599,985
Goodwill	809,459	809,480
Other assets, net of allowances of $81,580 and $81,580 at March 31, 2021 and December 31, 2020, respectively	1,513,306	1,497,380
Total assets	$34,347,073	$32,465,187
Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$221,299	$961,768
Commercial paper	—	409,319
Current portion of operating lease liabilities	97,431	102,677
Accounts payable	340,872	353,422
Accrued interest	236,942	252,668
Accrued expenses and other liabilities	534,744	615,750
Derivative financial instruments	53,398	56,685
Customer deposits	1,830,144	1,784,832
Total current liabilities	3,314,830	4,537,121
Long-term debt	20,714,376	17,957,956
Long-term operating lease liabilities	547,327	563,876
Other long-term liabilities	598,158	645,565
Total liabilities	25,174,691	23,704,518

Shareholders’ equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 282,414,098 and 265,198,371 shares issued, March 31, 2021 and December 31, 2020, respectively)	2,824	2,652
Paid-in capital	7,513,318	5,998,574
Retained earnings	4,431,053	5,562,775
Accumulated other comprehensive loss	(708,854)	(739,341)
Treasury stock (27,882,987 and 27,799,775 common shares at cost, March 31, 2021 and December 31, 2020, respectively)	(2,065,959)	(2,063,991)
Total shareholders’ equity	9,172,382	8,760,669
Total liabilities and shareholders’ equity	$34,347,073	$32,465,187

The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Three Months Ended March 31,
	2021	2020
Operating Activities
Net Loss	$(1,131,722)	$(1,437,035)
Adjustments:
Depreciation and amortization	310,166	324,330
Impairment and credit losses	(449)	1,108,118
Net deferred income tax (benefit) expense	(3,556)	253
Loss on derivative instruments not designated as hedges	491	120,765
Share-based compensation expense (income)	18,834	(7,428)
Equity investment loss	59,871	10,392
Amortization of debt issuance costs	35,581	7,795
Amortization of debt discounts and premiums	29,304	8,624
Change in fair value of contingent consideration	—	(51,019)
Changes in operating assets and liabilities:
(Increase) decrease in trade and other receivables, net	(72,397)	84,578
Increase in inventories	(3,708)	(15,598)
(Increase) decrease in prepaid expenses and other assets	(26,118)	24,476
(Decrease) increase in accounts payable	(7,499)	851,342
(Decrease) increase in accrued interest	(15,726)	44,648
(Decrease) increase in accrued expenses and other liabilities	(134,113)	110,440
Increase (decrease) in customer deposits	95,923	(959,555)
Dividends received from unconsolidated affiliates	—	1,991
Other, net	35,935	(28,407)
Net cash (used) provided by operating activities	(809,183)	198,710
Investing Activities
Purchases of property and equipment	(1,061,691)	(1,252,554)
Cash received on settlement of derivative financial instruments	3,758	1,132
Cash paid on settlement of derivative financial instruments	(27,362)	(96,575)
Investments in and loans to unconsolidated affiliates	(70,369)	(2,000)
Cash received on loans to unconsolidated affiliates	12,519	5,160
Proceeds from the sale of property and equipment and other assets	175,439	5,256
Other, net	146	(1,596)
Net cash used in investing activities	(967,560)	(1,341,177)
Financing Activities
Debt proceeds	2,494,077	7,052,189
Debt issuance costs	(82,115)	(62,346)
Repayments of debt	(427,978)	(921,867)
Proceeds from issuance of commercial paper notes	—	6,396,787
Repayments of commercial paper notes	(414,570)	(7,494,025)
Dividends paid	—	(163,563)
Proceeds from common stock issuances	1,617,234	—
Other, net	(2,724)	(16,963)
Net cash provided by financing activities	3,183,924	4,790,212
The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Three Months Ended March 31,
	2021	2020
Effect of exchange rate changes on cash	(192)	(672)
Net increase in cash and cash equivalents	1,406,989	3,647,073
Cash and cash equivalents at beginning of period	3,684,474	243,738
Cash and cash equivalents at end of period	$5,091,463	$3,890,811
Supplemental Disclosure
Cash paid during the period for:
Interest, net of amount capitalized	$228,877	$31,481
Non-cash Investing Activities
Notes receivable issued upon sale of property and equipment and other assets	$16,000	$6,294
Purchase of property and equipment included in accounts payable and accrued expenses and other liabilities	$26,882	$29,022

The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited; in thousands)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at January 1, 2021	$2,652	$5,998,574	$5,562,775	$(739,341)	$(2,063,991)	$8,760,669
Activity related to employee stock plans	2	18,638	—	—	—	18,640
Common stock issuance	170	1,496,106	—	—	—	1,496,276
Changes related to cash flow derivative hedges	—	—	—	10,302	—	10,302
Change in defined benefit plans	—	—	—	10,463	—	10,463
Foreign currency translation adjustments	—	—	—	9,722	—	9,722
Purchase of treasury stock	—	—	—	—	(1,968)	(1,968)
Net Loss attributable to Royal Caribbean Cruises Ltd.	—	—	(1,131,722)	—	—	(1,131,722)
Balance at March 31, 2021	$2,824	$7,513,318	$4,431,053	$(708,854)	$(2,065,959)	$9,172,382

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at January 1, 2020	$2,365	$3,493,959	$11,523,326	$(797,713)	$(2,058,091)	$12,163,846
Activity related to employee stock plans	7	(20,706)	—	—	—	(20,699)
Common stock dividends, $0.78 per share	—	—	(163,089)	—	—	(163,089)
Changes related to cash flow derivative hedges	—	—	—	(300,605)	—	(300,605)
Change in defined benefit plans	—	—	—	(7,589)	—	(7,589)
Foreign currency translation adjustments	—	—	—	10,290	—	10,290
Purchases of treasury stock	—	—	—	—	(5,900)	(5,900)
Net Loss attributable to Royal Caribbean Cruises Ltd.	—	—	(1,444,479)	—	—	(1,444,479)
Balance at March 31, 2020	$2,372	$3,473,253	$9,915,758	$(1,095,617)	$(2,063,991)	$10,231,775

The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
As used in this Quarterly Report on Form 10-Q, the terms “Royal Caribbean,” "Royal Caribbean Group," the “Company,” “we,” “our” and “us” refer to Royal Caribbean Cruises Ltd. and, depending on the context, Royal Caribbean Cruises Ltd.’s consolidated subsidiaries and/or affiliates. The terms “Royal Caribbean International,” “Celebrity Cruises,” and "Silversea Cruises" refer to our wholly owned global cruise brands. Throughout this Quarterly Report on Form 10-Q, we also refer to our partner brands in which we hold an ownership interest, including “TUI Cruises” and "Hapag-Lloyd Cruises." However, because these partner brands are unconsolidated investments, our operating results and other disclosures herein do not include these brands unless otherwise specified. In accordance with cruise vacation industry practice, the term “berths” is determined based on double occupancy per cabin even though many cabins can accommodate three or more passengers. This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020.
This Quarterly Report on Form 10-Q also includes trademarks, trade names and service marks of other companies. Use or display by us of other parties’ trademarks, trade names or service marks is not intended to and does not imply a relationship with, or endorsement or sponsorship of us by, these other parties other than as described herein.
Note 1. General
Description of Business
We are a global cruise company. We own and operate three global cruise brands: Royal Caribbean International, Celebrity Cruises and Silversea Cruises (collectively, our "Global Brands"). We also own 50% of TUI Cruises GmbH ("TUIC"), which operates the German brands TUI Cruises and Hapag-Lloyd Cruises (collectively, our "Partner Brands"). We account for our investment in TUIC under the equity method of accounting. Together, our Global Brands and our Partner Brands operate a combined 59 ships as of March 31, 2021. Our ships offer a selection of worldwide itineraries that call on more than 1,000 destinations on all seven continents.
Effective March 19, 2021, we sold our wholly-owned brand, Azamara Cruises ("Azamara"), including its three-ship fleet and associated intellectual property, to Sycamore Partners for $201 million, subject to closing adjustments.
Management's Plan and Liquidity
In response to the COVID-19 pandemic, we voluntarily suspended our global cruise operations effective March 13, 2020 and this suspension remains in effect through at least June 30, 2021, for most of our cruise operations. We continue to work with the U.S. Centers for Disease Control and Prevention (“CDC”), other U.S. and non-U.S. regulatory agencies and a panel composed of leading experts in relevant fields, including epidemiology, infectious diseases, public policy and applicable regulations, engineering and general health safety (the "Healthy Sail Panel" or “HSP”) to develop a plan to return to service in consideration of global vaccination efforts. For cruise ship operations in U.S. waters, our return to service plan also considers the requirements of the CDC’s Framework for the Conditional Sailing Order (the “Conditional Order”), including recently issued technical instructions under the Conditional Order. The Conditional Order permits cruise ship passenger operations in U.S. waters under certain conditions and following the establishment of certain protocols and procedures, with the Conditional Order remaining in effect until the earlier of (1) the expiration of the Secretary of Health and Human Services’ declaration that COVID-19 constitutes a public health emergency, (2) the date the CDC Director rescinds or modifies the Conditional Order based on specific public health or other considerations, or (3) November 1, 2021. On April 28, 2021, the CDC issued a letter to members of the cruising industry communicating that it remains committed to the resumption of cruise ship passenger operations in the U.S. following the requirements of the Conditional Order by mid-summer 2021. In the communication, the CDC provided clarifications to its previously issued technical instructions regarding several matters including port operations and COVID-19 testing and vaccination protocols. We are currently evaluating the impact of these clarifications on the technical instructions.
We expect to re-start the rest of our global cruise operations in a phased manner once we fulfill the requirements of the CDC and other U.S. and non-U.S. regulatory agencies, also with reduced guest occupancy, modified itineraries and enhanced health, safety and vaccination protocols. Based on our assessment of these requirements, the status of COVID-19 infection and/or vaccination rates in the U.S. or globally or for other reasons, we may determine it necessary to further extend our voluntary suspension of our Global Brands’ cruise sailings which currently extends through at least June 30, 2021, for most of our cruise operations. As such, we believe the suspension of our operations and the impact to our global bookings resulting from COVID-19 will continue to have a material negative impact on our results of operations and liquidity, which may be prolonged beyond containment of the disease and its variants.

Significant events affecting travel, including COVID-19 and our suspension of operations, typically have an impact on the booking pattern for cruise vacations, with the full extent of the impact generally determined by the length of time the event influences travel decisions. The estimation of our future liquidity requirements include numerous assumptions that are subject to various risks and uncertainties. The principal assumptions used to estimate our future liquidity requirements consist of:
•Expected date of return to operations;
•Expected gradual resumption of cruise operations;
•Expected lower than comparable historical occupancy levels during the resumption of cruise operations; and
•Expected incremental expenses for the resumption of cruise operations, for the maintenance of additional public health protocols and procedures for additional regulations.
There can be no assurance that our assumptions and estimates are accurate due to possible variables, including, but not limited to, the uncertainties associated with the CDC’s interpretation and application of the requirements in the Conditional Order and subsequent changes to those requirements, our ability to meet these requirements, some of which may be significant, and whether efforts by other countries to contain the disease and its variants will further restrict our ability to commence operations. We have implemented and may continue to pursue a number of proactive measures to mitigate the financial and operational impacts of COVID-19, including reduction of capital expenditures and operating expenses (such as reduction and furloughing of workforce and laying up of vessels), the issuance of debt and shares of our common stock, the amendment of credit agreements to defer payments and the waiver and/or modification of covenant requirements and the suspension of dividend payments.
As of March 31, 2021, we had liquidity of $5.8 billion, consisting of cash and cash equivalents of $5.1 billion and a $0.7 billion 364-day term loan facility commitment available to draw through August 12, 2022. Our revolving credit facilities were fully utilized through a combination of amounts drawn and letters of credit issued under the facilities as of March 31, 2021.
We have extended our $1.0 billion unsecured loan due April 2022 and our $1.6 billion unsecured revolving credit facility due October 2022 to October 2023 and April 2024, respectively. As of March 31, 2021, we were in compliance with our financial covenants. Refer to Note 7. Debt for further information regarding the amendments made to our debt facilities and credit card processing agreements, including related covenants, during the quarter ended March 31, 2021.
Based on our assumptions regarding the impact of COVID-19 and our suspension of operations, as well as our present financial condition, we believe that we have sufficient financial resources to fund our obligations for at least the next twelve months from the issuance of these financial statements.
Basis for Preparation of Consolidated Financial Statements
The unaudited consolidated financial statements are presented pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, these statements include all adjustments necessary for a fair statement of the results of the interim periods reported herein. Adjustments consist only of normal recurring items, except for any items discussed in the notes below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted as permitted by such rules and regulations. Estimates are required for the preparation of financial statements in accordance with these principles. Actual results could differ from these estimates. Refer to Note 2. Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of our significant accounting policies.
All significant intercompany accounts and transactions are eliminated in consolidation. We consolidate entities over which we have control, usually evidenced by a direct ownership interest of greater than 50%, and variable interest entities where we are determined to be the primary beneficiary. Refer to Note 6. Other Assets for further information regarding our variable interest entities. We consolidate the operating results of Silversea Cruises on a three-month reporting lag to allow for more timely preparation of our consolidated financial statements. No material events or other transactions involving Silversea Cruises have occurred from December 31, 2020 through March 31, 2021.
For affiliates we do not control but over which we have significant influence on financial and operating policies, usually evidenced by a direct ownership interest from 20% to 50%, the investment is accounted for using the equity method.
The March 2021 sale of Azamara does not represent a strategic shift that will have a major effect on our operations and financial results, as we continue to provide similar itineraries to and source passengers from the markets served by the Azamara business. Therefore, the sale of Azamara did not meet the criteria for discontinued operations reporting. Effective March 19, 2021, we no longer consolidate Azamara's balance sheet nor recognize its results of operations in our consolidated financial statements. We recognized an immaterial gain on the sale during the quarter ended March 31, 2021 and have agreed to provide certain transition services to Azamara for a period of time for a fee.

Note 2. Summary of Significant Accounting Policies
Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB") issued Accounting Standard Update (“ASU") No. 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions to the current guidance on contract modifications and hedging relationships to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. Subsequently, in January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which presents amendments to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The guidance in both ASUs was effective upon issuance and may be applied retrospectively or prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. We are currently evaluating the impact of the new guidance on our consolidated financial statements.
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
Reclassifications
For the three months ended March 31, 2021, we separately presented Amortization of debt discounts and premiums, which includes amortization of commercial paper notes discount, in our consolidated statements of cash flows. As a result, the prior year amortization amounts were reclassified from Other, net within Operating Activities to conform to the current year presentation. Also, for the three months ended March 31, 2021, we no longer separately presented Proceeds from exercise of common stock options in our consolidated statements of cash flows. As a result, the prior year amounts were reclassified to Other, net within Financing Activities to conform to the current year presentation.

Note 3. Impairments and Credit Losses
Starting in early 2020, the challenges related to COVID-19 have significantly impacted our expected investments, operating plans and projected cash flows. Refer to Note 1. General for further information regarding COVID-19 and its impact to the Company. As a result of these events, we performed interim impairment evaluations during 2020 on certain assets.
During the quarter ended March 31, 2020, we recognized combined impairment and credit losses of $1.1 billion which are reported within Impairment and credit losses within our consolidated statements of comprehensive loss. The impairment losses of $1.1 billion were primarily related to our goodwill, trademarks and trade names, property and equipment, net and right-of-use assets. The credit losses of $38.1 million recognized during the quarter ended March 31, 2020 related to our notes receivable.
In addition, an impairment charge of $39.7 million related to our equity investments was recognized in earnings during the quarter ended March 31, 2020 and is reported within Equity investment loss within our consolidated statements of comprehensive loss.
For the quarter ended March 31, 2021, we had no indication of impairment or credit losses. The adverse impact COVID-19 will continue to have on our business, operating results, cash flows and overall financial condition is uncertain and may result in changes to the assumptions used in the impairment tests discussed above, which may result in additional impairments to these assets in the future.

Note 4. Revenues
Revenue Recognition
Revenues are measured based on consideration specified in our contracts with customers and are recognized as the related performance obligations are satisfied.
Historically, the majority of our revenues when we are operating are derived from passenger cruise contracts which are reported within Passenger ticket revenues in our consolidated statements of comprehensive loss. Our performance obligation under these contracts is to provide a cruise vacation in exchange for the ticket price. We satisfy this performance obligation and recognize revenue over the duration of each cruise, which generally range from two to 24 nights.
Passenger ticket revenues include charges to our guests for port costs that vary with passenger head counts. These type of port costs, along with port costs that do not vary by passenger head counts, are included in our cruise operating expenses. The amounts of port costs charged to our guests and included within Passenger ticket revenues on a gross basis were $1.5 million and $124.5 million for the quarters ended March 31, 2021 and 2020, respectively.
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
Disaggregated Revenues
The following table disaggregates our total revenues by geographic regions where we provide cruise itineraries (in thousands):

	Quarter Ended March 31,
	2021	2020
Revenues by itinerary
North America(1)	$—	$1,324,573
Asia/Pacific(2)	29,885	362,398
Europe(3)	—	19,540
Other regions(4)	810	158,043
Total revenues by itinerary	30,695	1,864,554
Other revenues(5)	11,319	168,196
Total revenues	$42,014	$2,032,750
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
(5)Includes revenues primarily related to cancellation fees, vacation protection insurance, pre- and post-cruise tours and fees for operating certain port facilities. Amounts also include revenues related to our bareboat charter, which was terminated when Pullmantur Holdings filed for reorganization in Spain in 2020, and procurement and management related services we perform on behalf of our unconsolidated affiliates. Refer to Note 6. Other Assets for more information on our unconsolidated affiliates.

Passenger ticket revenues are attributed to geographic areas based on where the reservation originates. For the quarters ended March 31, 2021 and 2020, our guests were sourced from the following areas:

	Quarter Ended March 31,
	2021	2020
Passenger ticket revenues:
Singapore	69%	—%
China	31%	—%
United States	—%	68%
All other countries (1)	—%	32%

(1)No other individual country's revenue exceeded 10% for the quarter ended March 31, 2020.
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

The current reduction in demand for cruising due to COVID-19 resulted in an unprecedented low level of advance bookings and the associated customer deposits received. At the same time, we have experienced significant cancellations as a result of our suspension of operations, which has led to issuance of refunds to customers, while the remainder have been rebooked on future cruises or received credits in lieu of cash refunds.

As of March 31, 2021, refunds due to customers mostly as a result of booking cancellations were $107.3 million compared to $95.8 million as of December 31, 2020. Due to the uncertainty around the return of demand for cruising, we are unable to estimate the amount of the March 31, 2021 customer deposits that will be recognized in earnings compared to amounts that will be refunded to customers or issued as a credit for future travel through the end of 2021. Customer deposits presented in our consolidated balance sheets include contract liabilities of $503.3 million and $124.8 million as of March 31, 2021 and December 31, 2020, respectively.
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
We have contract assets that are conditional rights to consideration for satisfying the construction services performance obligations under a service concession arrangement. As of March 31, 2021 and December 31, 2020, our contract assets were $53.7 million and were included within Other assets in our consolidated balance sheets. Given the short duration of our cruises and our collection terms, we do not have any other significant contract assets.
Assets Recognized from the Costs to Obtain a Contract with a Customer
Prepaid travel agent commissions are an incremental cost of obtaining contracts with customers that we recognize as an asset and include within Prepaid expenses and other assets in our consolidated balance sheets. Prepaid travel agent commissions were $13.6 million as of March 31, 2021 and $1.1 million as of December 31, 2020. Substantially all of our prepaid travel agent commissions at December 31, 2020 were expensed and reported primarily within Commissions, transportation and other in our consolidated statements of comprehensive loss for the quarter ended March 31, 2021.

Note 5. (Loss) Per Share
A reconciliation between basic and diluted (loss) per share is as follows (in thousands, except per share data):

	Quarter Ended March 31,
	2021	2020
Net (Loss) attributable to Royal Caribbean Cruises Ltd. for basic and diluted loss per share	$(1,131,722)	$(1,444,479)
Weighted-average common shares outstanding	243,004	209,097
Diluted weighted-average shares outstanding	243,004	209,097
Basic (loss) per share	$(4.66)	$(6.91)
Diluted (loss) per share	$(4.66)	$(6.91)

There were approximately 413,501 and 877,000 antidilutive shares for the quarters ended March 31, 2021 and March 31, 2020, respectively.
Since the Company expects to settle in cash the principal outstanding convertible notes that mature in 2023, we currently use the treasury stock method when calculating their potential dilutive effect, if any. While no shares of the convertible notes are currently convertible, they would be anti-dilutive for the three months ended March 31, 2021.

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
We have determined that TUI Cruises GmbH ("TUIC"), our 50%-owned joint venture, which operates the brands TUI Cruises and Hapag-Lloyd Cruises, is a VIE. In addition, we have determined that we are not the primary beneficiary of TUIC. We believe that the power to direct the activities that most significantly impact TUIC’s economic performance is shared between ourselves and TUI AG, our joint venture partner. All the significant operating and financial decisions of TUIC require the consent of both parties, which we believe creates shared power over TUIC. Accordingly, we do not consolidate this entity and account for this investment under the equity method of accounting.
As of March 31, 2021, the net book value of our investment in TUIC was $538.8 million, primarily consisting of $395.8 million in equity and a loan of €114.9 million, or approximately $135.1 million based on the exchange rate at March 31, 2021. As of December 31, 2020, the net book value of our investment in TUIC was $538.4 million, primarily consisting of $387.5 million in equity and a loan of €118.9 million, or approximately $145.5 million based on the exchange rate at December 31, 2020. The loan, which was made in connection with the sale of Splendour of the Seas in April 2016, accrues interest at a rate of 6.25% per annum and is payable over 10 years. This loan is 50% guaranteed by TUI AG, our joint venture partner in TUIC, and is secured by a first priority mortgage on the ship. The majority of these amounts were included within Other assets in our consolidated balance sheets. During the quarter ended March 31, 2021, we and TUI AG each contributed €59.5 million, or approximately $69.9 million based on the exchange rate at March 31, 2021, of additional equity through a combination of cash contributions and conversion of existing receivables.
TUIC has various ship construction and financing agreements which include certain restrictions on each of our and TUI AG’s ability to reduce our current ownership interest in TUI Cruises below 37.55% through May 2033. Our investment amount and outstanding term loan are substantially our maximum exposure to loss in connection with our investment in TUIC.
TUI Cruises and Hapag-Lloyd Cruises, our Partner Brands, have been adversely affected by COVID-19, resulting in the suspension of the majority of the brands' cruise operations and a material negative impact to the brands' results of operations and liquidity. The brands have executed cost containment actions and liquidity measures, including the issuance of new financing and the deferral of existing financing, to mitigate the impact of COVID-19 until normal operations may be resumed.
We have determined that Pullmantur Holdings, in which we have a 49% noncontrolling interest and Springwater Capital LLC has a 51% interest, is a VIE for which we are not the primary beneficiary, as we do not have the power to direct the activities that most significantly impact the entity's economic performance. In 2020, Pullmantur Holdings and certain of its subsidiaries filed for reorganization under the terms of the Spanish insolvency laws due to the negative impact of COVID-19 on the companies. We suspended the equity method of accounting for Pullmantur Holdings during the second quarter of 2020 as we do not intend to fund the entity's future losses and we lost our ability to exert significant influence over the entity's activities as a result of the liquidation process.

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

As of March 31, 2021, we had exposure to credit loss in Grand Bahama consisting of a $8.6 million loan. Our loan to Grand Bahama matures March 2026 and bears interest at LIBOR plus 3.5% to 3.75%, capped at 5.75%. Interest payable on the loan is due on a semi-annual basis. During the quarter ended March 31, 2021, we received principal and interest payments of $8.9 million related to a term loan that had fully matured. We did not receive principal and interest payments during the quarter ended March 31, 2020. The outstanding loan balance is included within Trade and other receivables, net and Other assets in our consolidated balance sheets.
We monitor credit risk associated with the loan through our participation on Grand Bahama’s board of directors along with our review of Grand Bahama’s financial statements and projected cash flows. Effective April 1, 2020, we placed the loans in non-accrual status based on our review of Grand Bahama's projected cash flows, which have been adversely affected by impacts to their operations caused by the 2019 crane accident related to Oasis of the Seas, Hurricane Dorian and most recently, COVID-19. During the quarter ended March 31, 2021, no credit losses were recorded related to these loans.
For further information on the measurements used to estimate the fair value of our equity investments, refer to Note 12. Fair Value Measurements and Derivative Instruments.
The following tables set forth information regarding our investments accounted for under the equity method of accounting, including the entities discussed above (in thousands):

	Quarter Ended March 31,
	2021	2020
Share of equity (loss) income from investments	$(59,871)	$(10,392)
Dividends received (1)	$—	$1,991
(1)There were no dividends received from TUI Cruises for the quarters ended March 31, 2021 and March 31, 2020.

	As of March 31, 2021	As of December 31, 2020
Total notes receivable due from equity investments	$143,642	$164,596
Less-current portion (1)	20,018	29,501
Long-term portion (2)	$123,624	$135,095
(1)Included within Trade and other receivables, net in our consolidated balance sheets.
(2)Included within Other assets in our consolidated balance sheets.

We also provide ship management services to TUIC and provided management services to Pullmantur Holdings (which filed for reorganization in Spain in June 2020). Additionally, we bareboat chartered to Pullmantur Holdings the vessels previously operated by its brands, which were retained by us following the sale of our 51% interest in Pullmantur Holdings. These bareboat charters were terminated when Pullmantur Holdings filed for reorganization in Spain. We recorded the following as it relates to these services in our operating results within our consolidated statements of comprehensive income (loss) (in thousands):

	Quarter Ended March 31,
	2021	2020
Revenues	$5,231	$7,411
Expenses	$1,275	$782

Credit Losses
We reviewed our notes receivable for credit losses in connection with the preparation of our financial statements for the quarter ended March 31, 2021. In evaluating the allowance for loan losses, management considered factors such as historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions.

The following table summarizes our credit loss allowance related to receivables for the three months ended March 31, 2021 (in thousands):

Credit Loss Allowance
Beginning balance January 1, 2021	$85,447
Loss provision for receivables	971
Write-offs	(529)
Ending balance March 31, 2021	$85,889

Our credit loss allowance balance as of March 31, 2021 primarily related to a $81.6 million loss provision recognized during 2020 on notes receivable related to a previous sale of property and equipment.

Note 7. Debt
Debt consist of the following (in thousands):

	Interest Rate (1)	Maturities Through	Quarter Ended March 31, 2021	Year Ended December 31, 2020
Fixed rate debt:
Unsecured senior notes	3.70% to 7.50%	2022 - 2028	$3,962,852	$2,464,994
Secured senior notes	7.25% to 11.50%	2023 - 2025	3,897,963	3,895,166
Unsecured term loans	2.53% to 5.41%	2021 - 2032	3,130,363	3,210,161
Convertible notes	2.88% to 4.25%	2023	1,480,561	1,454,488
Total fixed rate debt			12,471,739	11,024,809
Variable rate debt:
Unsecured revolving credit facilities (2)	1.49% to 1.89%	2022 - 2024	3,004,342	3,289,000
Unsecured UK Commercial paper		2021	—	409,319
USD unsecured term loan	0.61% to 3.31%	2021 - 2033	4,904,446	4,002,249
Euro unsecured term loan	1.15% to 2.25%	2021 - 2028	708,663	705,064
Total variable rate debt			8,617,451	8,405,632
Finance lease liabilities			209,748	213,365
Total debt (3)			21,298,938	19,643,806
Less: unamortized debt issuance costs			(363,263)	(314,763)
Total debt, net of unamortized debt issuance costs			20,935,675	19,329,043
Less—current portion including commercial paper			(221,299)	(1,371,087)
Long-term portion			$20,714,376	$17,957,956
(1) Interest rates based on outstanding loan balance as of March 31, 2021 and, for variable rate debt, include either LIBOR or EURIBOR plus the applicable margin.
(2) Includes $1.9 billion facility and $1.3 billion facility, the vast majority of which is due in 2024. Our $1.9 billion facility accrues interest at LIBOR plus a maximum interest rate margin of 1.30%, which interest was 1.49% as of March 31, 2021 and is subject to a facility fee of a maximum of 0.20%. Our $1.3 billion facility accrues interest at LIBOR plus a maximum interest rate margin of 1.70%, which interest was 1.89% as of March 31, 2021 and is subject to a facility fee of a maximum of 0.30%.
(3) At March 31, 2021 and December 31, 2020, the weighted average interest rate for total debt was 5.78% and 6.02%, respectively.

In March 2021, we amended our $1.55 billion unsecured revolving credit facility due October 2022 and our $1.0 billion unsecured loan due April 2022. These amendments, among other things, extend the maturity date or termination date of certain of the advances and commitments, as applicable, under the facilities held by consenting lenders by 18 months and increase the interest rate margin and/or the facility fee, as applicable, with respect to advances and commitments held by such lenders. Consenting lenders also received a prepayment and commitment reduction equal to 20% of their respective outstanding advances and commitments. Following these amendments, the aggregate revolving capacity of the revolving credit facility is approximately $1.3 billion, with approximately $0.2 billion terminating in October 2022 and approximately $1.1 billion terminating in April 2024 and the aggregate principal balance of the term loan is approximately $0.9 billion, with approximately $0.3 billion maturing in April 2022 and approximately $0.6 billion maturing in October 2023.
As of March 31, 2021, our aggregate revolving borrowing capacity was $3.2 billion and was fully utilized through a combination of amounts drawn and letters of credit issued under the facilities. Certain of our surety agreements with third party providers for the benefit of certain agencies and associations that provide travel related bonds, allow the sureties to request collateral. We also have agreements with our credit card processors relating to customer deposits received by us for future voyages. These agreements allow the credit card processors to require us, under certain circumstances, to maintain a reserve that can be satisfied by posting collateral. As of March 31, 2021, we have posted letters of credit as collateral with our sureties and credit card processors, under our revolving credit facilities in the amount of $172.7 million.
Executed amendments are in place for the majority of our credit card processors, waiving reserve requirements tied to breach of our financial covenants through at least September 30, 2022, and as such, we do not anticipate any incremental collateral requirements for the processors covered by these waivers in the next 12 months. We have a reserve with a processor where the agreement was amended in the first quarter of 2021, such that proceeds are withheld in reserve, until the sailing takes place or the funds are refunded to the customer. The maximum projected exposure with the processor, including amounts currently withheld and reported in Trade and other receivables, is approximately $170.6 million. The amount and timing are dependent on future factors that are uncertain, such as the date we return to operations, volume and value of future deposits and whether we transfer our business to other processors. If we require additional waivers on the credit card processing agreements and are not able to obtain them, this could lead to the termination of these agreements or the trigger of reserve requirements.
In March 2021, we took delivery of Odyssey of the Seas. To finance the purchase, we borrowed $994.1 million under a previously committed unsecured term loan which is 95% guaranteed by Euler Hermes Aktiengesellschaft (“Hermes”), the official export credit agency of Germany. The loan amortizes semi-annually over 12 years and bears interest at a floating rate equal to LIBOR plus a margin of 0.96%. Prior to delivery during the first quarter of 2021, we amended the credit agreement to (i) increase the maximum loan amount under the facility to make available to us a maximum amount equal to the US dollar equivalent of 80% of the vessel purchase price plus 100% of the premium payable to Hermes and (ii) defer the payment of all principal payments due between April 2021 and April 2022, which amounts will be repayable semi-annually over a five year period starting in April 2022.
In March 2021, we issued $1.50 billion of senior unsecured notes that mature in 2028, for net proceeds of $1.48 billion. Interest on the senior notes accrues at 5.5% per annum and is payable semi-annually.

In March 2021, we extended our binding commitment for a $700.0 million term loan facility by one year. As amended, we may draw on the facility at any time prior to August 12, 2022. Once drawn, the loan will bear interest at LIBOR plus 3.75% and will mature 364 days from funding. In addition, the facility will be guaranteed by RCI Holdings, LLC, our wholly owned subsidiary that owns the equity interests in subsidiaries that own seven of our vessels. We have the ability to increase the capacity of the facility by an additional $300.0 million from time to time subject to the receipt of additional or increased commitments and the issuance of guarantees from additional subsidiaries.

During the first quarter of 2021, we repaid in full at maturity £300.0 million of Sterling-denominated notes issued under the Joint HM Treasury and Bank of England’s COVID Corporate Financing Facility.
During the first quarter of 2021, we amended $4.9 billion of our non-export credit facilities and certain of our credit card processing agreements to extend the waiver of the financial covenants through and including the third quarter of 2022 or, if earlier, the date falling after January 1, 2022 on which we elect to comply with the modified covenants. Pursuant to the amendments, we have modified the manner in which such covenants are calculated (temporarily in certain cases and permanently in others) as well as the levels at which our net debt to capitalization covenant will be tested during the period commencing immediately following the end of the waiver period and continuing through the end of 2023. As of March 31, 2021, the monthly-tested minimum liquidity covenant was $350 million for the duration of the waiver period. As of the date of these financial statements, we were in compliance with the applicable minimum liquidity covenant. Pursuant to these amendments, the restrictions on paying cash dividends and effectuating share repurchases were extended through and including the third quarter of 2022. As of March 31, 2021, we had one $130.0 million term loan which benefited from a financial covenant waiver through the end of the first quarter of 2021. This term loan was repaid in full in April of 2021 and was reported in Current portion of long-term debt in our Consolidated Balance Sheet as of March 31, 2021.
During the first quarter of 2021, we also amended $6.3 billion of our export credit facilities to extend the waiver of the financial covenants through and including at least the end of the third quarter of 2022. These amendments defer $1.15 billion of principal payments due between April 2021 and April 2022. The deferred amounts will be repayable semi-annually over a five-year period starting in April 2022. Pursuant to these amendments, we have agreed to implement the same liquidity covenant that applies in our non-export credit facilities. The amendments provide for mandatory prepayment of the deferred amounts upon the taking of certain actions. Subject to a number of carve outs, these include, but are not limited to, the issuance of dividends, the completion of share repurchases, issuances of debt other than for crisis and recovery purposes, the making of loans and the sale of assets other than at arm’s length.
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
Under certain of our agreements, the contractual interest rate, facility fee and/or export credit agency fee vary with our debt rating. On February 25, 2021, S&P Global downgraded our senior unsecured rating from B+ to B, which had no financial impact, and downgraded our $3.32 billion Senior Secured Notes and Silversea Notes from BB to BB-. This downgrade had no impact on the terms of the notes.
Except for the term loans we incurred to acquire Celebrity Flora, Azamara Pursuit and Silver Moon, all of our unsecured ship financing term loans are guaranteed by the export credit agency in the respective country in which the ship is constructed. The term loan incurred to acquire Azamara Pursuit was repaid in full in April of 2021. For the majority of the loans as of March 31, 2021, we pay to the applicable export credit agency, depending on the financing agreement, an upfront fee of 2.35% to 5.48% of the maximum loan amount in consideration for these guarantees. For one of our loans, we pay to the applicable export credit agency a fee of 2.97% per annum, based on the outstanding loan balance. The fee is paid semi-annually over the term of the loan (subject to adjustments based upon our credit ratings).We amortize the fees that are paid upfront over the life of the loan and those that are paid semi-annually over each respective payment period. We classify these fees within Amortization of debt issuance costs in our consolidated statements of cash flows. Prior to the loan being drawn, we present these fees within Other assets in our consolidated balance sheets. Once the loan is drawn, such fees are classified as a discount to the related loan, or contra-liability account, within Current portion of long-term debt or long-term debt.
The following is a schedule of annual maturities on our total debt net of debt issuance costs, and including finance leases and commercial paper, as of March 31, 2021 for each of the next five years (in thousands):

Year
Remainder of 2021	189,207
2022	2,211,011
2023	6,251,032
2024	4,670,735
2025	4,436,340
Thereafter	3,177,350
20,935,675

Note 8. Leases
Operating leases
Our operating leases primarily relate to preferred berthing arrangements, real estate and shipboard equipment and are included within Operating lease right-of-use assets, and Long-term operating lease liabilities with the current portion of the liability included within Current portion of operating lease liabilities in our consolidated balance sheets as of March 31, 2021 and December 31, 2020. Leases with an initial term of 12 months or less are not recorded on our consolidated balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term. Our operating leases include Silver Explorer, operated by Silversea Cruises. The operating lease for Silver Explorer will expire in 2023.
For some of our real estate leases and berthing agreements, we have the option to extend our current lease term. For those lease agreements with renewal options, the renewal periods for real estate leases range from one to 10 years and the renewal periods for berthing agreements range from one to 20 years. Generally, we do not include renewal options as a component of our present value calculation for berthing agreements. However, for certain real estate leases, we include them.
We have a residual value guarantee associated with our Port of Miami Terminal "A" operating lease agreement ("Port of Miami terminal lease") that approximates a percentage of the cost of the asset as of the inception of the lease. We consider the possibility of incurring costs associated with the residual value guarantee to be remote.

Also in connection with the Port of Miami terminal lease, we are required to deliver on or before July 18, 2021, cash collateral in an amount equal to the lesser of our residual value guarantee or the aggregate balance of the lenders' terminal construction debt, estimated at $181.1 million as of March 31, 2021. The collateral is to be returned when all amounts due by us under the lease have been paid in full.
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
Finance Leases
Silversea Cruises operates the Silver Whisper under a finance lease. The finance lease for the Silver Whisper will expire in 2022, subject to an option to purchase the ship. The total aggregate amount of the finance lease liabilities recorded for this ship was $31.5 million at March 31, 2021 and December 31, 2020. The lease payments on the Silver Whisper are subject to adjustments based on the LIBOR rate.
The components of lease expense were as follows (in thousands):

	Consolidated Statement of Comprehensive Loss Classification	Quarter Ended March 31, 2021	Quarter Ended March 31, 2020
Lease costs:
Operating lease costs	Commission, transportation and other	$—	$14,745
Operating lease costs	Other operating expenses	5,130	7,001
Operating lease costs	Marketing, selling and administrative expenses	6,035	5,368
Financial lease costs:
Amortization of right-of-use-assets	Depreciation and amortization expenses	3,744	4,881
Interest on lease liabilities	Interest expense, net of interest capitalized	310	1,933
Total lease costs		$15,219	$33,928
In addition, certain of our berthing agreements include variable lease costs based on the number of passengers berthed. During the quarter ended March 31, 2021, we had no variable lease costs recorded within Commission, transportation and other in our consolidated statement of comprehensive loss.
Weighted average of the remaining lease terms and weighted average discount rates are as follows:

	As of March 31, 2021	As of December 31, 2020
Weighted average of the remaining lease term
Operating leases	9.9	7.8
Finance leases	42.1	41.2
Weighted average discount rate
Operating leases	5.25%	4.59%
Finance leases	7.02%	6.89%
Supplemental cash flow information related to leases is as follows (in thousands):

	Quarter Ended March 31, 2021	Quarter Ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,531	$27,841
Operating cash flows from finance leases	$310	$1,933
Financing cash flows from finance leases	$4,305	$3,823

As of March 31, 2021, maturities related to lease liabilities were as follows (in thousands):

Year	Operating Leases	Finance Leases
Remainder of 2021	$96,266	$55,831
2022	119,321	23,822
2023	112,718	12,789
2024	84,696	12,529
2025	77,323	12,566
Thereafter	386,342	395,460
Total lease payments	876,666	512,997
Less: Interest	(231,908)	(303,249)
Present value of lease liabilities	$644,758	$209,748

Note 9. Commitments and Contingencies
Ship Purchase Obligations
Our future capital commitments consist primarily of new ship orders. As of March 31, 2021, two Oasis-class ships and three ships of a new generation, known as our Icon-class, are on order for our Royal Caribbean International brand with an aggregate capacity of approximately 28,200 berths. As of March 31, 2021, we had two Edge-class ships on order for our Celebrity Cruises brand with an aggregate capacity of approximately 6,500 berths. Additionally, as of March 31, 2021, we have three ships on order for our Silversea Cruises brand with an aggregate capacity of approximately 2,000 berths.
COVID-19 has impacted shipyard operations which have and may continue to result in delays of our previously contracted ship deliveries. As of March 31, 2021, the dates that the ships on order by our Global and Partner Brands are expected to be delivered, subject to change in the event of construction delays, and their approximate berths are as follows:

Ship	Shipyard	Expected Delivery Dates	Approximate Berths
Royal Caribbean International —
Oasis-class:
Wonder of the Seas	Chantiers de l'Atlantique	1st Quarter 2022	5,700
Unnamed	Chantiers de l'Atlantique	2nd Quarter 2024	5,700
Icon-class:
Unnamed	Meyer Turku Oy	3rd Quarter 2023	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2025	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2026	5,600
Celebrity Cruises —
Edge-class:
Celebrity Beyond	Chantiers de l'Atlantique	2nd Quarter 2022	3,250
Unnamed	Chantiers de l'Atlantique	4th Quarter 2023	3,250
Silversea Cruises — (1)
Muse-Class:
Silver Dawn	Fincantieri	4th Quarter 2021	600
Evolution Class:
Unnamed	Meyer Werft	2nd Quarter 2023	700
Unnamed	Meyer Werft	2nd Quarter 2024	700
TUI Cruises (50% joint venture)
Mein Schiff 7	Meyer Turku Oy	2nd Quarter 2024	2,900
Unnamed	Fincantieri	3rd Quarter 2024	4,100
Unnamed	Fincantieri	1st Quarter 2026	4,100
Hapag-Lloyd Cruises (50% joint venture) —
Hanseatic Spirit	Vard Fincantieri	2nd Quarter 2021	230
Total Berths			48,030

(1)    The revenue impact from Silversea Cruises' new ships will be recognized on a three month reporting lag from when the ships enter service. Refer to Note 1. General for further information.
In addition, as of March 31, 2021, we have an agreement in place with Chantiers de l'Atlantique to build an additional Edge-class ship for delivery in 2025, which is contingent upon completion of conditions precedent and financing.
As of March 31, 2021, the aggregate cost of our ships on order presented in the table above, excluding any ships on order by our Partner Brands, was approximately $12.9 billion, of which we had deposited $602.5 million as of such date. Approximately 70.5% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at March 31, 2021. Refer to Note 12. Fair Value Measurements and Derivative Instruments for further information.
Litigation
As previously reported, two lawsuits were filed against us in August 2019 in the U.S. District Court for the Southern District of Florida under Title III of the Cuban Liberty and Democratic Solidarity Act, also known as the Helms-Burton Act. The complaint filed by Havana Docks Corporation ("Havana Docks Action") alleges it holds an interest in the Havana Cruise Port Terminal and the complaint filed by Javier Garcia-Bengochea (the "Port of Santiago Action") alleges that he holds an interest in the Port of Santiago, Cuba, both of which were expropriated by the Cuban government. The complaints further allege that we trafficked in those properties by embarking and disembarking passengers at these facilities. The plaintiffs seek all available statutory remedies, including the value of the expropriated property, plus interest, treble damages, attorneys’ fees and costs. We filed our answer to each complaint in October 2019 and on October 15, 2020, and the Court dismissed the Port of Santiago Action with prejudice on the basis that the plaintiffs in that action lacked standing to bring the claim. This decision has been appealed by the plaintiffs. We believe we have meritorious defenses to the claims alleged in both the Havana Docks Action and the Port of Santiago Action, and we intend to vigorously defend ourselves against them. We believe that it is unlikely that the outcome of either action will have a material adverse impact to our financial condition, results of operations or cash flows. However, the outcome of litigation is inherently unpredictable and subject to significant uncertainties, and there can be no assurances that the final outcome of either case will not be material.
As previously disclosed, on October 7, 2020, a shareholder filed a putative class action complaint against us, and three officers, Richard Fain, Jason Liberty and Michael Bayley, in the United States District Court for the Southern District of Florida, alleging misrepresentations relating to COVID-19 in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, seeking unspecified damages on behalf of a purported class consisting of all persons and entities (subject to specified exceptions) that purchased or otherwise acquired our securities from February 4, 2020 through March 17, 2020. In addition, on October 27, 2020, a second complaint was filed by another shareholder against us and these same officers in the District Court alleging the same misrepresentations relating to COVID-19. As is the case with the first action, the second action seeks unspecified damages on behalf of a purported class consisting of all persons and entities (subject to specified exceptions) that purchased or otherwise acquired our securities from February 4, 2020 through March 17, 2020. On December 23, 2020, these cases were consolidated with a new lead plaintiff, Indiana Public Retirement System. On February 25, 2021, the lead plaintiff filed with the District Court a voluntary dismissal of the action without prejudice. On February 26, 2021, the District Court dismissed the entire action without prejudice based on the request for voluntary dismissal.
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

Note 10. Shareholders' Equity
Common Stock Issued
During March 2021, we issued 16.9 million shares of common stock, par value $0.01 per share, at a price of $91.00 per share. We received net proceeds of $1.5 billion from the sale of our common stock, after deducting the estimated offering expenses payable by us.
Dividends
During the second quarter of 2020, we agreed with certain of our lenders not to pay dividends or engage in common stock repurchases for so long as our debt covenant waivers are in effect. In addition, in the event we declare a dividend or engage in share repurchases, we will need to repay the amounts deferred under our export credit facilities. Accordingly, we did not declare a dividend during the first quarter of 2021. Pursuant to amendments made to these agreements during the first quarter of 2021, the restrictions on paying cash dividends and effectuating share repurchases were extended through and including the third quarter of 2022.
During the first quarter of 2020, we declared a cash dividend on our common stock of $0.78 per share, which was paid in April 2020. During the first quarter of 2020, we also paid a cash dividend on our common stock of $0.78 per share, which was declared during the fourth quarter of 2019.

Note 11. Changes in Accumulated Other Comprehensive Loss
The following table presents the changes in accumulated other comprehensive loss by component for the quarters ended March 31, 2021 and 2020 (in thousands):

	Accumulated Other Comprehensive Loss for the Quarter Ended March 31, 2021				Accumulated Other Comprehensive Loss for the Quarter Ended March 31, 2020
	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated comprehensive loss at beginning of the year	$(650,519)	$(65,542)	$(23,280)	$(739,341)	$(688,529)	$(45,558)	$(63,626)	$(797,713)
Other comprehensive income (loss) before reclassifications	(927)	9,720	9,722	18,515	(322,985)	(8,094)	10,290	(320,789)
Amounts reclassified from accumulated other comprehensive loss	11,229	743	—	11,972	22,380	505	—	22,885
Net current-period other comprehensive income (loss)	10,302	10,463	9,722	30,487	(300,605)	(7,589)	10,290	(297,904)
Ending balance	$(640,217)	$(55,079)	$(13,558)	$(708,854)	$(989,134)	$(53,147)	$(53,336)	$(1,095,617)

The following table presents reclassifications out of accumulated other comprehensive loss for the quarters ended March 31, 2021 and 2020 (in thousands):

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
Details About Accumulated Other Comprehensive Loss Components	Quarter Ended March 31, 2021	Quarter Ended March 31, 2020	Affected Line Item in Statements of Comprehensive Loss
Gain (loss) on cash flow derivative hedges:
Interest rate swaps	$(9,509)	$(3,391)	Interest expense, net of interest capitalized
Foreign currency forward contracts	(3,781)	(3,337)	Depreciation and amortization expenses
Foreign currency forward contracts	(1,291)	(1,763)	Other income (expense)
Fuel swaps	(407)	344	Other income (expense)
Fuel swaps	3,759	(14,233)	Fuel
	(11,229)	(22,380)
Amortization of defined benefit plans:
Actuarial loss	(743)	(505)	Payroll and related
	(743)	(505)
Total reclassifications for the period	$(11,972)	$(22,885)

Note 12. Fair Value Measurements and Derivative Instruments
Fair Value Measurements
The estimated fair value of our financial instruments that are not measured at fair value, categorized based upon the fair value hierarchy, are as follows (in thousands):

	Fair Value Measurements at March 31, 2021 Using					Fair Value Measurements at December 31, 2020 Using
Description	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Cash and cash equivalents(4)	$5,091,463	$5,091,463	$5,091,463	$—	$—	$3,684,474	$3,684,474	$3,684,474	$—	$—
Total Assets	$5,091,463	$5,091,463	$5,091,463	$—	$—	$3,684,474	$3,684,474	$3,684,474	$—	$—
Liabilities:
Long-term debt (including current portion of debt)(5)	$20,725,927	$23,195,196	$—	$23,195,196	$—	$18,706,359	$20,981,040	$—	$20,981,040	$—
Total Liabilities	$20,725,927	$23,195,196	$—	$23,195,196	$—	$18,706,359	$20,981,040	$—	$20,981,040	$—
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
(3) Inputs that are unobservable. The Company did not use any Level 3 inputs as of March 31, 2021 and December 31, 2020.
(4) Consists of cash and marketable securities with original maturities of less than 90 days.
(5) Consists of unsecured revolving credit facilities, senior notes, term loans and convertible notes. These amounts do not include our finance lease obligations or commercial paper.
Other Financial Instruments
The carrying amounts of accounts receivable, accounts payable, accrued interest, accrued expenses and commercial paper approximate fair value at March 31, 2021 and December 31, 2020.
Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2021 Using				Fair Value Measurements at December 31, 2020 Using
Description	Total	Level 1(1)	Level 2(2)	Level 3(3)	Total	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Derivative financial instruments(4)	$72,900	$—	$72,900	$—	$108,539	$—	$108,539	$—
Total Assets	$72,900	$—	$72,900	$—	$108,539	$—	$108,539	$—
Liabilities:
Derivative financial instruments(5)	$196,293	$—	$196,293	$—	$259,705	$—	$259,705	$—
Total Liabilities	$196,293	$—	$196,293	$—	$259,705	$—	$259,705	$—
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
(3)Inputs that are unobservable. No Level 3 inputs were used in fair value measurements of Other financial instruments as of March 31, 2021 and December 31, 2020.
(4)Consists of foreign currency forward contracts, interest rate swaps and fuel swaps. Refer to the "Fair Value of Derivative Instruments" table for breakdown by instrument type.
(5) Consists of foreign currency forward contracts, interest rate swaps and fuel swaps. Refer to the "Fair Value of Derivative Instruments" table for breakdown by instrument type.
The reported fair values are based on a variety of factors and assumptions. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of March 31, 2021 or December 31, 2020, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.
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

(5) We estimated the fair value of our other than temporarily impaired equity-method investments using a discounted cash flow model. A significant input in performing the fair value assessments for these assets was forecasted operating results for these investments. The fair value of these equity-method investments was estimated as of March 31, 2020, the date these assets were last impaired. For further information on our equity method investments, refer to Note 6. Other Assets.
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
The following table presents information about the Company’s offsetting of financial assets under master netting agreements with derivative counterparties (in thousands):

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of March 31, 2021				As of December 31, 2020
	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$72,900	$(63,789)	$—	$9,111	$108,539	$(80,743)	$—	$27,796
Total	$72,900	$(63,789)	$—	$9,111	$108,539	$(80,743)	$—	$27,796

The following table presents information about the Company’s offsetting of financial liabilities under master netting agreements with derivative counterparties (in thousands):

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of March 31, 2021				As of December 31, 2020
	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$(196,293)	$63,789	$71,587	$(60,917)	$(259,705)	$80,743	$57,273	$(121,689)
Total	$(196,293)	$63,789	$71,587	$(60,917)	$(259,705)	$80,743	$57,273	$(121,689)
Concentrations of Credit Risk
We monitor our credit risk associated with financial and other institutions with which we conduct significant business and to minimize these risks, we select counterparties with credit risks acceptable to us and we seek to limit our exposure to an individual counterparty. Credit risk, including but not limited to counterparty nonperformance under derivative instruments, our credit facilities and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions, insurance companies and export credit agencies many of which we have long-term relationships with and which have credit risks acceptable to us or where the credit risk is spread out among a large number of counterparties. As of March 31, 2021, we had counterparty credit risk exposure under our derivative instruments of $4.8 million, which were limited to the cost of replacing the contracts in the event of non-performance by the counterparties to the contracts, the majority of which are currently our lending banks. We do not anticipate nonperformance by any of our significant counterparties. In addition, we have established guidelines we follow regarding credit ratings and instrument maturities to maintain safety and liquidity. We do not normally require collateral or other security to support credit relationships; however, in certain circumstances this option is available to us.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates primarily relates to our debt obligations including future interest payments. At March 31, 2021 and December 31, 2020, approximately 68.2% and 64.5%, respectively, of our debt was effectively fixed. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense.
Market risk associated with our fixed-rate debt is the potential increase in fair value resulting from a decrease in interest rates. We use interest rate swap agreements that effectively convert a portion of our fixed-rate debt to a floating-rate basis to manage this risk. At March 31, 2021 and December 31, 2020, we maintained interest rate swap agreements on the following fixed-rate debt instruments:

Debt Instrument	Swap Notional as of March 31, 2021 (in thousands)	Maturity	Debt Fixed Rate	Swap Floating Rate: LIBOR plus	All-in Swap Floating Rate as of March 31, 2021
Oasis of the Seas term loan	$35,000	October 2021	5.41%	3.87%	4.12%
Unsecured senior notes	650,000	November 2022	5.25%	3.63%	3.83%
	$685,000
These interest rate swap agreements are accounted for as fair value hedges.
Market risk associated with our long-term floating-rate debt is the potential increase in interest expense from an increase in interest rates. We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage this risk. At March 31, 2021 and December 31, 2020, we maintained interest rate swap agreements on the following floating-rate debt instruments:

Debt Instrument	Swap Notional as of March 31, 2021 (in thousands)	Maturity	Debt Floating Rate		All-in Swap Fixed Rate
Celebrity Reflection term loan	$218,167	October 2024	LIBOR plus	0.40%	2.85%
Quantum of the Seas term loan	367,500	October 2026	LIBOR plus	1.30%	3.74%
Anthem of the Seas term loan	392,708	April 2027	LIBOR plus	1.30%	3.86%
Ovation of the Seas term loan	518,750	April 2028	LIBOR plus	1.00%	3.16%
Harmony of the Seas term loan (1)	509,411	May 2028	EURIBOR plus	1.15%	2.26%
Odyssey of the Seas term loan (2)	460,000	October 2032	LIBOR plus	0.95%	3.21%
Odyssey of the Seas term loan (2)	191,667	October 2032	LIBOR plus	0.95%	2.84%
	$2,658,203
(1)Interest rate swap agreements hedging the Euro-denominated term loan for Harmony of the Seas include EURIBOR zero-floor matching the hedged debt EURIBOR zero-floor. Amount presented is based on the exchange rate as of March 31, 2021.
(2)Interest rate swap agreements hedging the term loan of Odyssey of the Seas include LIBOR zero-floors matching the debt LIBOR zero-floor. The effective dates of the $460.0 million and $191.7 million interest rate swap agreements are October 2020 and October 2022, respectively. The unsecured term loan for the financing of Odyssey of the Seas was drawn on March 2021.
These interest rate swap agreements are accounted for as cash flow hedges.
The notional amount of interest rate swap agreements related to outstanding debt and our current unfunded financing arrangements as of March 31, 2021 and December 31, 2020 was $3.3 billion and $3.4 billion, respectively.
Foreign Currency Exchange Rate Risk
Derivative Instruments
Our primary exposure to foreign currency exchange rate risk relates to our ship construction contracts denominated in Euros, our foreign currency denominated debt and our international business operations. We enter into foreign currency forward contracts to manage portions of the exposure to movements in foreign currency exchange rates. As of March 31, 2021, the aggregate cost of our ships on order was $12.9 billion, of which we had deposited $602.5 million as of such date. These amounts do not include any ships placed on order that are contingent upon completion of conditions precedent and/or financing, any ships on order by our Partner Brands and any ships on order placed by Silversea Cruises during the reporting lag period. Refer to Note 9. Commitments and Contingencies, for further information on our ships on order.  At March 31, 2021 and December 31, 2020, approximately 70.5% and 66.3%, respectively, of the aggregate cost of the ships under construction was exposed to fluctuations in the Euro exchange rate. Our foreign currency forward contract agreements are accounted for as cash flow or net investment hedges depending on the designation of the related hedge.
On a regular basis, we enter into foreign currency forward contracts and, from time to time, we utilize cross-currency swap agreements and collar options to minimize the volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than our functional currency or the functional currencies of our foreign subsidiaries. During the first quarter of 2021, we maintained an average of approximately $462.6 million of these foreign currency forward contracts. These instruments are not designated as hedging instruments. For the quarters ended March 31, 2021 and 2020, changes in the fair value of the foreign currency forward contracts resulted in losses of $13.5 million and $52.7 million, respectively. These amounts were recognized in earnings within Other income (expense) in our consolidated statements of comprehensive loss.
We consider our investments in our foreign operations to be denominated in relatively stable currencies and to be of a long-term nature. As of March 31, 2021, we maintained foreign currency forward contracts and designated them as hedges of a portion of our net investments primarily in TUI Cruises of €245.0 million, or approximately $288.0 million based on the exchange rate at March 31, 2021. These forward currency contracts mature in October 2021.
The notional amount of outstanding foreign exchange contracts, excluding the forward contracts entered into to minimize remeasurement volatility, as of both March 31, 2021 and December 31, 2020 was $2.5 billion and $3.1 billion, respectively.
Non-Derivative Instruments
We also address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries’ and investments’ functional currencies and designating it as a hedge of these subsidiaries and investments. We had designated debt as a hedge of our net investments primarily in TUI Cruises of €113.0 million, or approximately $132.8 million, as of March 31, 2021. As of December 31, 2020, we had designated debt as a hedge of our net investments in TUI Cruises of €215.0 million, or approximately $263.0 million.
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

The current suspension of our cruise operations due to the COVID-19 pandemic resulted in reductions to our forecasted fuel purchases. During the quarter ended March 31, 2021, we discontinued cash flow hedge accounting on 48 thousand metric tons of our fuel swap agreements maturing in 2021, which resulted in the reclassification of a net $4.4 million loss from Accumulated other comprehensive loss to Other income (expense). During the quarter ended March 31, 2020, we discontinued cash flow hedge accounting on 212 thousand metric tons of our fuel swap agreements maturing in 2020, which resulted in the reclassification of a net $54.9 million loss from Accumulated other comprehensive loss to Other income (expense). Changes in the fair value of fuel swaps for which cash flow hedge accounting was discontinued are currently recognized in Other income (expense) each reporting period through the maturity dates of the fuel swaps.

Future suspension of our operations or modifications to our itineraries may affect our expected forecasted fuel purchases which could result in further discontinuance of fuel swap cash flow hedge accounting and the reclassification of deferred gains or losses from Accumulated other comprehensive loss into earnings. Refer to Risk Factors in Part II, Item 1A. for further discussion on risks related to COVID-19.
At March 31, 2021, we have hedged the variability in future cash flows for certain forecasted fuel transactions occurring through 2024. As of March 31, 2021 and December 31, 2020, we had the following outstanding fuel swap agreements:

	Fuel Swap Agreements
	As of March 31, 2021	As of December 31, 2020
Designated as hedges:	(metric tons)
2021	284,050	385,050
2022	389,650	389,650
2023	82,400	82,400

	Fuel Swap Agreements
	As of March 31, 2021	As of December 31, 2020
	(% hedged)
Designated hedges as a % of projected fuel purchases:
2021	43%	40%
2022	25%	23%
2023	5%	5%

	Fuel Swap Agreements
	As of March 31, 2021	As of December 31, 2020
Not designated as hedges:	(metric tons)
2021	172,400	229,850
2022	14,650	14,650

As of March 31, 2021, $8.9 million of estimated unrealized loss associated with our cash flow hedges pertaining to fuel swap agreements is expected to be reclassified to earnings from Accumulated other comprehensive loss within the next twelve months. Reclassification is expected to occur as the result of fuel consumption associated with our hedged forecasted fuel purchases.
The fair value and line item caption of derivative instruments recorded within our consolidated balance sheets were as follows (in thousands):

	Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of March 31, 2021	As of December 31, 2020	Balance Sheet Location	As of March 31, 2021	As of December 31, 2020
		Fair Value	Fair Value		Fair Value	Fair Value
Derivatives designated as hedging instruments under ASC 815-20(1)
Interest rate swaps	Other assets	$16,152	$17,271	Other long-term liabilities	$97,981	$144,653
Interest rate-swaps	Derivative financial instruments	149	261	Derivative financial instruments	—	—
Foreign currency forward contracts	Derivative financial instruments	30,268	63,894	Derivative financial instruments	26,903	13,294
Foreign currency forward contracts	Other assets	5,842	20,836	Other long-term liabilities	23,032	7,306
Fuel swaps	Derivative financial instruments	15,099	5,093	Derivative financial instruments	9,135	25,203
Fuel swaps	Other assets	2,225	350	Other long-term liabilities	20,854	50,117
Total derivatives designated as hedging instruments under 815-20		69,735	107,705		177,905	240,573
Derivatives not designated as hedging instruments under ASC 815-20
Foreign currency forward contracts	Derivative financial instruments	$1,201	$—	Derivative financial instruments	$4,284	$160
Foreign currency forward contracts	Other assets	—	—	Other long-term liabilities	—	—
Fuel swaps	Derivative financial instruments	1,935	834	Derivative financial instruments	13,076	18,028
Fuel swaps	Other Assets	29	—	Other long-term liabilities	1,028	944
Total derivatives not designated as hedging instruments under 815-20		3,165	834		18,388	19,132
Total derivatives		$72,900	$108,539		$196,293	$259,705
(1)Accounting Standard Codification 815-20 “Derivatives and Hedging.”
The location and amount of gain or (loss) recognized in income on fair value and cash flow hedging relationships were as follows (in thousands):

	Quarter Ended March 31, 2021				Quarter Ended March 31, 2020
	Fuel Expense	Depreciation and Amortization Expenses	Interest Income (Expense)	Other Income (Expense)	Fuel Expense	Depreciation and Amortization Expenses	Interest Income (Expense)	Other Income (Expense)
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$41,822	$310,166	$(267,653)	$5,033	$194,268	$324,330	$(87,377)	$(32,859)
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	n/a	n/a	$2,930	$—	n/a	n/a	$(21,330)	$—
Derivatives designated as hedging instruments	n/a	n/a	$(552)	$—	n/a	n/a	$20,430	$—
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into income	n/a	n/a	$(9,509)	n/a	n/a	n/a	$(3,391)	n/a
Commodity contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into income	$3,759	n/a	n/a	$(407)	$(14,233)	n/a	n/a	$344
Foreign exchange contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into income	n/a	$(3,781)	n/a	$(1,291)	n/a	$(3,337)	n/a	$(1,763)

The carrying value and line item caption of non-derivative instruments designated as hedging instruments recorded within our consolidated balance sheets were as follows (in thousands):

		Carrying Value
Non-derivative instrument designated as hedging instrument under ASC 815-20	Balance Sheet Location	As of March 31, 2021	As of December 31, 2020
Foreign currency debt	Current portion of debt	$—	$43,696
Foreign currency debt	Long-term debt	132,826	219,335
		$132,826	$263,031
The effect of derivative instruments qualifying and designated as hedging instruments and the related hedged items in fair value hedges on the consolidated statements of comprehensive loss was as follows (in thousands):

Derivatives and Related Hedged Items under ASC 815-20 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative and Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative		Amount of Gain (Loss) Recognized in Income on Hedged Item
		Quarter Ended March 31, 2021	Quarter Ended March 31, 2020	Quarter Ended March 31, 2021	Quarter Ended March 31, 2020
Interest rate swaps	Interest expense, net of interest capitalized	$(552)	$20,430	$2,930	$(21,330)
		$(552)	$20,430	$2,930	$(21,330)

The fair value and line item caption of derivative instruments recorded within our consolidated balance sheets for the cumulative basis adjustment for fair value hedges were as follows (in thousands):

Line Item in the Statement of Financial Position Where the Hedged Item is Included	Carrying Amount of the Hedged Liabilities		Cumulative amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
	As of March 31, 2021	As of December 31, 2020	As of March 31, 2021	As of December 31, 2020
Current portion of debt and Long-term debt	$662,822	$700,331	$14,582	$17,512
	$662,822	$700,331	$14,582	$17,512
The effect of derivative instruments qualifying and designated as cash flow hedging instruments on the consolidated financial statements was as follows (in thousands):

Derivatives under ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss on Derivatives		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
	Quarter Ended March 31, 2021	Quarter Ended March 31, 2020		Quarter Ended March 31, 2021	Quarter Ended March 31, 2020
Interest rate swaps	$43,408	$(52,595)	Interest expense, net of interest capitalized	$(9,509)	$(3,391)
Foreign currency forward contracts	(99,581)	(100,014)	Depreciation and amortization expenses	(3,781)	(3,337)
Foreign currency forward contracts	—	—	Other income (expense)	(1,291)	(1,763)
Fuel swaps	—	—	Other income (expense)	(407)	344
Fuel swaps	55,246	(170,376)	Fuel	3,759	(14,233)
	$(927)	$(322,985)		$(11,229)	$(22,380)
The table below represents amounts excluded from the assessment of effectiveness for our net investment hedging instruments for which the difference between changes in fair value and periodic amortization is recorded in accumulated other comprehensive income (loss) (in thousands):

Gain (Loss) Recognized in Income (Net Investment Excluded Components)	Three Months Ended March 31, 2021
Net inception fair value at January 1, 2021	$(1,915)
Amount of gain recognized in income on derivatives for the period ended March 31, 2021	1,637
Amount of gain (loss) remaining to be amortized in accumulated other comprehensive loss, as of March 31, 2021	(993)
Fair value at March 31, 2021	$(1,271)
The effect of non-derivative instruments qualifying and designated as net investment hedging instruments on the consolidated financial statements was as follows (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Loss
Non-derivative instruments under ASC 815-20 Net Investment Hedging Relationships	Quarter Ended March 31, 2021	Quarter Ended March 31, 2020
Foreign Currency Debt	$5,822	$7,489
	$5,822	$7,489
There was no amount recognized in income (ineffective portion and amount excluded from effectiveness testing) for the quarters ended March 31, 2021 and March 31, 2020.
The effect of derivatives not designated as hedging instruments on the consolidated financial statements was as follows (in thousands):

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments under ASC 815-20	Location of Gain (Loss) Recognized in Income on Derivatives	Quarter Ended March 31, 2021	Quarter Ended March 31, 2020
Foreign currency forward contracts	Other income (expense)	$(13,498)	$(52,676)
Fuel swaps	Other income (expense)	12,655	(67,206)
		$(843)	$(119,882)
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

As of March 31, 2021, our senior unsecured debt credit rating was B by Standard & Poor's and B2 by Moody's. As of March 31, 2021, seven of our interest rate derivative hedges had a term of at least five years requiring us to post collateral of $71.6 million to satisfy our obligations under our interest rate derivative agreements, taking into account any collateral waivers issued by banks. We believe we have reached the maximum collateral amount that we may need to provide under these agreements in the next twelve months.

Note 13. Restructuring Charges
In April 2020, we reduced our U.S. shoreside workforce by approximately 23% through permanent layoffs. We incurred severance costs of $28.0 million during the year ended December 31, 2020.
The following table summarizes our restructuring costs during the quarter ended March 31, 2021 as it relates to the April 2020 reduction in our workforce (in thousands):

	Beginning balance January 1, 2021	Accruals	Payments	Ending balance March 31, 2021	Cumulative Charges Incurred	Expected Additional Expenses to be Incurred
Termination benefits	$4,257	$3,468	$—	$7,725	$31,421	$—
Total	$4,257	$3,468	$—	$7,725	$31,421	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Concerning Forward-Looking Statements
The discussion under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, business and industry prospects or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. Words such as "anticipate," "believe," "could," "driving," "estimate," "expect," "goal," "intend," "may," "plan," "project," "seek," "should," "will," "would," "considering" and similar expressions are intended to further identify any of these forward-looking statements. Forward-looking statements reflect management's current expectations but they are based on judgments and are inherently uncertain. Furthermore, they are subject to risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q and, in particular, the risks discussed under the caption "Risk Factors" in Part II, Item 1A herein.
All forward-looking statements made in this Quarterly Report on Form 10-Q speak only as of the date of this filing.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
The discussion and analysis of our financial condition and results of operations is organized to present the following:
•a review of our financial presentation, including discussion of certain operational and financial metrics we utilize to assist us in managing our business;
•a discussion of our results of operations for the quarter ended March 31, 2021, compared to the same period in 2020;
•a discussion of our business outlook; and
•a discussion of our liquidity and capital resources, including our future capital and contractual commitments and potential funding sources.

Critical Accounting Policies
For a discussion of our critical accounting policies, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report on Form 10-K for the year ended December 31, 2020.

Seasonality
Historically, our revenues are seasonal based on demand for cruises. Demand has historically been strongest for cruises during the Northern Hemisphere’s summer months and holidays. In order to mitigate the impact of the winter weather in the Northern Hemisphere and to capitalize on the summer season in the Southern Hemisphere, our brands have focused on deployment to the Caribbean, Asia and Australia during that period.
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
Adjusted Loss per Share ("Adjusted EPS") represents Adjusted Net Loss attributable to Royal Caribbean Cruises Ltd. divided by weighted average shares outstanding or by diluted weighted average shares outstanding, as applicable. We believe that this non-GAAP measure is meaningful when assessing our performance on a comparative basis.
Adjusted Net Loss represents net loss less net income attributable to noncontrolling interest excluding certain items that we believe adjusting for is meaningful when assessing our performance on a comparative basis. For the periods presented, these items included (i) loss on the extinguishment of debt; (ii) the amortization of non-cash debt discount on our convertible notes; (iii) the estimated cash refund expected to be paid to Pullmantur guests and other expenses incurred as part of the Pullmantur S.A. reorganization; (iv) impairment and credit losses recognized in the first quarter of 2020 as a result of the impact of COVID-19 and, in 2021, recovery of credit losses recognized during 2020; (v) equity investment asset impairments; (vi) net insurance recoveries related to the collapse of the drydock structure at the Grand Bahama Shipyard involving Oasis of the Seas; (vii) restructuring charges incurred in relation to the reduction in our U.S. workforce and other initiative expenses; (viii) the change in the fair value in the Silversea Cruises contingent consideration and the amortization of the Silversea Cruises intangible assets resulting from the our acquisition of a 66.7% interest in Silversea Cruises in 2018; (ix) the noncontrolling interest adjustment to exclude the impact of the contractual accretion requirements associated with the put option held by Heritage Cruise Holding Ltd.'s (previously known as Silversea Cruises Group Ltd.) noncontrolling interest in Silversea Cruises; and (x) the net gain recognized in the first quarter of 2021 in relation to the sale of the Azamara brand.
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
Although discussed in previous periods, we did not report nor reconcile our Gross Yields, Net Yields, Gross Cruise Costs, Net Cruise Costs and Net Cruise Costs Excluding Fuel, as defined in our Annual Report on Form 10-K for the year ended December 31, 2019. Historically, we have utilized these financial metrics to measure relevant rate comparisons to other periods. However, our 2020 and 2021 reduction in capacity and revenues and the shift in the nature of our running costs due to the suspension of our operations do not allow for a meaningful analysis and comparison of these metrics and as such these metrics have been excluded from this report.
Recent Developments: COVID-19
Return to Healthy Sailing
Our voluntary suspension of our Global Brands’ cruise operations established in March 2020 in an effort to contain COVID-19, has been extended through at least June 30, 2021, for most of our cruise operations. The disruptions to our operations resulting from COVID-19 have had, and continue to have, a material negative impact on our financial condition and results of operations. The outbreak of COVID-19 has resulted in an unprecedented global response to contain the spread of the disease. These global efforts have resulted in travel restrictions and created significant uncertainty regarding worldwide port closures and availability of ports and destinations generally.
We have begun certain limited operations and have announced additional, limited cruise operations on 13 out of our 59 Global and Partner Brand ships, in each case, outside of the U.S. with reduced guest occupancy, modified itineraries, and enhanced health, safety and vaccination protocols for our crew and guests, developed in collaboration with governments and health authorities and under the advice of the Healthy Sail Panel (“HSP”). The HSP was formed in June 2020 by us and Norwegian Cruise Line Holdings Ltd. and composed of leading experts in relevant fields, including epidemiology, infectious diseases, public policy, applicable regulations, engineering and general health safety.
CDC Framework for Conditional Sailing Order
On and effective as of October 30, 2020, the U.S. Centers for Disease Control and Prevention ("CDC") issued a Framework for Conditional Sailing Order (the “Conditional Order”), and recently issued technical instructions under the

Conditional Order, that will permit cruise ship passenger operations in U.S. waters under certain conditions and using a phased approach. The Conditional Order will remain in effect until the earlier of (1) the expiration of the Secretary of Health and Human Services’ declaration that COVID-19 constitutes a public health emergency, (2) the rescission or modification by the CDC Director of the Conditional Order based on specific public health or other considerations, or (3) November 1, 2021.
We continue to work with the CDC, other U.S. and non-U.S. regulatory agencies and the HSP to develop our plan to return to service in consideration of global vaccination efforts. For cruise ship operations in U.S. waters, our return to service plan also considers the requirements of the CDC's framework for the Conditional Order, including recently issued technical instructions. On April 28, 2021, the CDC issued a letter to members of the cruising industry communicating that it remains committed to the resumption of cruise ship passenger operations in the U.S. following the requirements of the Conditional Order by mid-summer 2021. In the communication, the CDC provided clarifications to its previously issued technical instructions regarding several matters including port operations and COVID-19 testing and vaccination protocols. We are currently evaluating the impact of these clarifications on the technical instructions.
Many uncertainties remain as to the specifics, timing and costs of administering and implementing the requirements of the Conditional Order, some of which may be significant. Further, the Conditional Order contemplates that the CDC may issue additional requirements through additional technical instructions or orders as needed and that the phases described above will be further determined based on public health considerations, including the trajectory of the pandemic, variants of disease and the ability of cruise ship operators to successfully employ measures that mitigate the risk of COVID-19. Based on our assessment of these conditions or for other reasons, we may determine it necessary to further extend our voluntary suspension of our Global Brands’ cruise sailings which currently extends through at least June 30, 2021, for most of our cruise operations.
Update on Bookings
Booking activity for the second half of 2021 is aligned with our anticipated resumption of cruising. Pricing on these bookings is higher than 2019 both including and excluding the dilutive impact of future cruise credits ("FCC"s). Cumulative advance bookings for the first half of 2022 are within historical ranges and at higher prices when compared to 2019. This was achieved with minimal sales and marketing spend, which we believe highlights a strong long-term demand for cruising
Since our annual filing, approximately 75% of bookings made for the remainder of 2021 are new and the rest are due to the redemption of FCCs and our “Lift & Shift” program. We continue to provide guests who were booked on a suspended sailing with the option to request a refund, to receive an FCC, or to “Lift and Shift” their booking to the following year.
As of March 31, 2021 we had $1.8 billion in customer deposits, of which approximately 45% are FCCs. Approximately 50% of the guests booked on cancelled sailings since our suspension of operations have requested cash refunds.
Update on Recent Liquidity Actions and Ongoing Uses of Cash
As of March 31, 2021, we had liquidity of approximately $5.8 billion in the form of cash and cash equivalents of $5.1 billion and a $0.7 billion commitment expiring on August 12, 2022 for a 364-day term loan facility. As of March 31, 2021, our revolving credit facilities were fully utilized through a combination of amounts drawn and letters of credit issued under the facilities. Given the current environment, we continue to prioritize and bolster liquidity through significant cost and capital expenditure reductions, cash conservation and additional financing sources, as described below, to ensure that we are well positioned for recovery.
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
•    significantly reduced marketing and selling expenses;
•    reduced and furloughed our workforce, with approximately 23% of our US shoreside employee base being impacted in 2020; and
•    suspended travel for shoreside employees and instituted a hiring freeze across the organization.
The average monthly cash burn rate for the first quarter of 2021 was approximately $300 million. This is slightly higher than the previously announced range driven mainly by fleet wide restart expenses and timing.

As we transition back to operations, we expects to incur incremental spend related to bringing ships back to operating status, returning crew members to ships and implementing enhanced health and safety protocols. The decision to return each vessel considers many variables, including deployment opportunities, commercial potential, cost of operations and cash flow. Given the fluidity of return to service decisions and costs related to the ramp-up, we cannot reasonably estimate a monthly average cash burn rate or related offsets to the cash burn generated by revenue and deposits from returning ships. Monthly average cash burn rate for ships that are still in lay-up status will remain consistent with previous expectations.
Capital Expenditures
COVID-19 has impacted shipyard operations which have and may continue to result in delays of our previously contracted ship deliveries. Based upon current ship orders and delivery schedules, we project capital expenditures of $1.1 billion for the remainder of 2021. We took delivery of Odyssey of the Seas during the first quarter ended March 31, 2021 and expect delivery of Silver Dawn during the fourth quarter of 2021. For 2022, we have two ship deliveries scheduled: Wonder of the Seas and Celebrity Beyond. Excluding newbuild deliveries, our capital expenditures for 2022 will depend on our schedule to return to service.
Debt Maturities, New Financings and Other Liquidity Actions
During the quarter ended March 31, 2021, the Company continued to take actions to further improve its liquidity position and manage cash flow. In particular, we:
•    extended the maturity date or termination date, as applicable, of certain of the advances and commitments held by consenting lenders under our $1.0 billion unsecured loan due April 2022 and our $1.55 billion unsecured revolving credit facility due October 2022, each by 18 months to October 2023 and April 2024, respectively;
•    extended the period during which we may draw upon our binding commitment for a $700.0 million 364-day term loan facility by one year, which is now available for draw any time prior to August 12, 2022;
•    issued $1.5 billion of senior unsecured notes due in 2028 for net proceeds of approximately $1.48 billion; interest on the senior notes accrues at 5.5% per annum and is payable semi-annually;

•issued 16.9 million shares of common stock for approximately $1.5 billion;

•amended $4.9 billion of our non-export-credit facilities and certain of our credit card processing agreements to extend the waiver of the financial covenants through and including the third quarter of 2022 and to implement modified covenants for the period starting fourth quarter of 2022 and extending through and including the fourth quarter of 2023 ; and
•    amended $6.3 billion of our export-credit facilities to extend the waiver of the financial covenants through and including the third quarter of 2022 and defer $1.15 billion of principal payments due between April 2021 and April 2022.
Expected debt maturities for the remainder 2021 are $0.2 billion and $2.2 billion for 2022.
As we gradually return our fleet into service, we will continue to incur incremental spend as we bring the ships out of their various levels of layup, return the crew to our vessels, take the necessary steps to ensure compliance with the recommended protocols and gear up our sales and marketing activities.
We continue to identify and evaluate further actions to enhance our liquidity and support our recovery. These include and are not limited to further reductions in capital expenditures, operating expenses and administrative costs and additional financings and refinancings.
Results of Operations
Summary
Net Loss attributable to Royal Caribbean Cruises Ltd. and Adjusted Net Loss attributable to Royal Caribbean Cruises Ltd. for the first quarter of 2021 were $(1.13) billion and $(1.08) billion, or $(4.66) and $(4.44) per share on a diluted basis, respectively, reflecting the impact of our suspension of global fleet sailings, compared to Net Loss attributable to Royal Caribbean Cruises Ltd. and Adjusted Net Loss attributable Royal Caribbean Cruises Ltd. of $(1.44) billion and $(310.4) million, or $(6.91) and $(1.48) per share on a diluted basis, respectively, for the first quarter of 2020.
Significant items for the quarter ended March 31, 2021 include:

•Total revenues, excluding the effect of changes in foreign currency exchange rates, decreased $2.0 billion for the quarter ended March 31, 2021 as compared to the same period in 2020, reflecting the volume impact of our cancelled sailings during the first quarter of 2021, as a result of the continued impact of COVID-19, which was higher than the volume impact of cancelled sailings during the first quarter of 2020. APCDs for the first quarter ended March 31, 2021 were 384,224 compared to 8,217,133 in the same period in 2020.
•The effect of changes in foreign currency exchange rates related to our passenger ticket and onboard and other revenue transactions, denominated in currencies other than the United States dollar, resulted in an increase in total revenues of $2.5 million for the quarter ended March 31, 2021 compared to the same period in 2020.
•Total cruise operating expenses, excluding the effect of changes in foreign currency exchange rates, decreased $1.2 billion for the quarter ended March 31, 2021 as compared to the same period in 2020. The decrease was primarily due to lower costs incurred as a result of our suspension of operations due to COVID-19.
•The effect of changes in foreign currency exchange rates related to our cruise operating expenses, denominated in currencies other than the U.S. dollar, resulted in an increase in total operating expenses of $4.1 million for the quarter ended March 31, 2021, compared to the same period in 2020.
•Our consolidated results of operations include Silversea Cruises’ results of operations on a three-month reporting lag for October, November and December 2020, for the quarter ended March 31, 2021.
•In March 2021, we extended the maturity date or termination date of certain of the advances and commitments, as applicable, held by consenting lenders under our $1.0 billion unsecured loan due April 2022 and our $1.55 billion unsecured revolving credit facility due October 2022, by 18 months to October 2023 and April 2024, respectively.
•In March 2021, we extended our binding commitment for a $700.0 million 364-day term loan facility by one year which is currently available for draw any time prior to August 12, 2022;
•In March 2021, we issued $1.50 billion of senior unsecured notes due in 2028. Interest on the senior notes accrues at 5.5% and is payable semi-annually.
•In March 2021, we issued 16.9 million shares of common stock, par value $0.01 per share, at an average price of $91.00 per share for net proceeds of $1.5 billion.
•In March 2021, we amended $4.9 million of our non-export-credit facilities and certain of our credit card processing agreements to extend the waiver of the financial covenants through and including the third quarter of 2022.
•In March 2021, we amended $6.3 million of our export-credit facilities to extend the waiver of the financial covenants through and including the third quarter of 2022; including the deferral of up to $1.15 billion of principal payments due between April 2021 and April 2022.
•In March 2021, we entered into amendments to our drawn and undrawn ECA facilities to provide for the issuance of guarantees in satisfaction of existing obligations under these facilities.
•In March 2021, we took delivery of Odyssey of the Seas.

Operating results for the quarter ended March 31, 2021 compared to the same period in 2020 are shown in the following table (in thousands, except per share data):

	Quarter Ended March 31,
	2021		2020
		% of Total Revenues		% of Total Revenues
Passenger ticket revenues	$20,844	49.6%	$1,376,851	67.7%
Onboard and other revenues	21,170	50.4%	655,899	32.3%
Total revenues	42,014	100.0%	2,032,750	100.0%
Cruise operating expenses:
Commissions, transportation and other	2,949	7.0%	317,129	15.6%
Onboard and other	4,481	10.7%	123,718	6.1%
Payroll and related	96,636	230.0%	330,390	16.3%
Food	8,472	20.2%	121,316	6.0%
Fuel	41,822	99.5%	194,268	9.6%
Other operating	129,127	307.3%	423,998	20.9%
Total cruise operating expenses	283,487	674.7%	1,510,819	74.3%
Marketing, selling and administrative expenses	258,041	614.2%	395,890	19.5%
Depreciation and amortization expenses	310,166	738.2%	324,330	16.0%
Impairment and credit losses	(449)	(1.1)%	1,108,118	54.5%
Operating Loss	(809,231)	(1,926.1)%	(1,306,407)	(64.3)%
Other (expense) income:
Interest income	4,861	11.6%	5,534	0.3%
Interest expense, net of interest capitalized	(272,514)	(648.6)%	(92,911)	(4.6)%
Equity investment loss	(59,871)	(142.5)%	(10,392)	(0.5)%
Other income (expense)	5,033	12.0%	(32,859)	(1.6)%
	(322,491)	(767.6)%	(130,628)	(6.4)%
Net Loss	(1,131,722)	(2,693.7)%	(1,437,035)	(70.7)%
Less: Net Income attributable to noncontrolling interest	—	—%	7,444	0.4%
Net Loss attributable to Royal Caribbean Cruises Ltd.	$(1,131,722)	(2,693.7)%	$(1,444,479)	(71.1)%
Diluted Loss per Share	$(4.66)		$(6.91)

Adjusted Net Loss attributable to Royal Caribbean Cruises Ltd. and Adjusted Loss per Share attributable to Royal Caribbean Cruises Ltd. were calculated as follows (in thousands, except per share data):

	Quarter Ended March 31,
	2021	2020
Net Loss attributable to Royal Caribbean Cruises Ltd.	$(1,131,722)	$(1,444,479)
Adjusted Net Loss attributable to Royal Caribbean Cruises Ltd.	(1,078,279)	(310,412)
Net Adjustments to Net Loss attributable to Royal Caribbean Cruises Ltd.	$53,443	$1,134,067
Adjustments to Net Loss attributable to Royal Caribbean Cruises Ltd.:
Loss on extinguishment of debt (1)	$1,314	$—
Convertible debt amortization of debt discount (2)	26,073	—
Pullmantur reorganization settlement (3)	5,000	—
Impairment and credit losses (4)	(449)	1,108,118
Equity investment impairment (5)	26,042	39,735
Oasis of the Seas incident, Grand Bahama's drydock write-off and other incidental expenses (6)	(1,321)	(1,938)
Restructuring charges and other initiatives expense (7)	1,317	12,043
Change in the fair value of contingent consideration and amortization of Silversea Cruises intangible assets related to Silversea Cruises acquisition (8)	1,623	(47,950)
Noncontrolling interest adjustment (9)	—	24,059
Net gain related to the sale of the Azamara brand (10)	(6,156)	—
Net Adjustments to Net Loss attributable to Royal Caribbean Cruises Ltd.	$53,443	$1,134,067

Basic:
Loss per Share	$(4.66)	$(6.91)
Adjusted Loss per Share	$(4.44)	$(1.48)

Diluted:
Loss per Share	$(4.66)	$(6.91)
Adjusted Loss per Share	$(4.44)	$(1.48)

Weighted-Average Shares Outstanding:
Basic	243,004	209,097
Diluted	243,004	209,097
(1)Represents a debt extinguishment loss on the partial repayment of the $1.55 billion unsecured revolving credit facility.
(2)Represents the amortization of non-cash debt discount on our convertible notes.
(3)Represents estimated cash refunds expected to be paid to Pullmantur guests and other expenses incurred as part of the Pullmantur S.A. reorganization.
(4)In 2021, represents the recovery of credit losses recognized during 2020. In 2020, represents asset impairment and credit losses recorded in the first quarter of 2020 as a result of the impact of COVID-19.
(5)Represent equity investment asset impairments, primarily for our investment in TUI Cruises GmbH in 2021 and Grand Bahama Shipyard in 2020, as a result of the impact of COVID-19.
(6)Amounts includes net insurance recoveries related to the collapse of the drydock structure at the Grand Bahama Shipyard involving Oasis of the Seas.
(7)Represents primarily restructuring charges incurred in relation to the reduction in our U.S. workforce and other initiatives expenses. Refer to Note 13. Restructuring Charges to our consolidated financial statements under Item 1. Financial Statements for further information on the restructuring activities.
(8)Related to the Silversea Cruises acquisition.

(9)Adjustment made to exclude the impact of the contractual accretion requirements associated with the put option held by Heritage Cruise Holding Ltd.'s (previously known as Silversea Cruises Group Ltd.'s) noncontrolling interest.
(10)Represents the net gain recognized in the first quarter of 2021 in relation to the sale of the Azamara brand.

Selected statistical information is shown in the following table:

	Quarter Ended March 31, (1)
	2021	2020
Passengers Carried	41,209	1,239,817
Passenger Cruise Days	144,916	8,467,106
APCD	384,224	8,217,133
Occupancy	37.7%	103.0%
(1)Due to the three-month reporting lag, these metrics include October, November and December amounts for Silversea Cruises.

2021 Outlook
The Company’s operations are still heavily impacted by the magnitude, duration, speed and geographic reach of COVID-19 and its related variants. As a consequence, we cannot reasonably estimate the impact of COVID-19 on our business, financial condition or near or longer-term financial or operational results. The adverse impact of the COVID-19 pandemic on our revenues, consolidated results of operations, cash flows and financial condition has been and will continue to be material in 2021. We expect to incur a net loss on both a U.S. GAAP and adjusted basis for our second quarter and our 2021 fiscal year, the extent of which will depend on many factors including the timing and extent of our return to service. See Recent Developments: COVID-19 – Update on Bookings for further indication of the booking environment for 2021 and 2022.

Quarter Ended March 31, 2021 Compared to Quarter Ended March 31, 2020
In this section, references to 2021 refer to the quarter ended March 31, 2021 and references to 2020 refer to the quarter ended March 31, 2020.
Revenues
Total revenues for 2021 decreased $2.0 billion, or 97.9%, to $42.0 million from $2.0 billion in 2020.
Passenger ticket revenues comprised 49.6% of our 2021 total revenues. Passenger ticket revenues for 2021 decreased by $1.4 billion, or 98.5%, from 2020. The decrease was due to a decrease in capacity, driven by a higher amount of cancelled sailings in 2021 resulting from the suspension of our global fleet operations in response to COVID-19, which began in mid-March 2020.
The remaining 50.4% of 2021 total revenues was comprised of Onboard and other revenues, which decreased $634.7 million, or 96.8%, to $21.2 million in 2021 from $655.9 million in 2020. The decrease in Onboard and other revenues was primarily due to the decrease in capacity noted above.
Favorable movements in foreign currency exchange rates related to our revenue transactions denominated in currencies other than the United States dollar increased Onboard and other revenues by $2.5 million.
Onboard and other revenues included concession revenues of $0.7 million in 2021 and $72.0 million in 2020.
Cruise Operating Expenses
Total Cruise operating expenses for 2021 decreased $1.2 billion, or 81.2%, to $0.3 billion from $1.5 billion in 2020. The decrease was primarily due to:
•a decrease in commissions as a result of sailing cancellations, including those reported in Other operating;
•a $233.8 million decrease in Payroll and related;
•a $152.4 million increase in Fuel expenses; and
•a $119.2 million decrease in Onboard and other expenses and $112.8 million decrease in Food due to the decrease in capacity discussed above.
The decrease Cruise operating expenses was partially offset by the unfavorable effect of changes in foreign currency exchange rates related to our cruise operating expenses denominated in currencies other than the United States dollar of $4.1 million.
Marketing, Selling and Administrative Expenses
Marketing, selling and administrative expenses for 2021 decreased $137.8 million, or 34.8%, to $258.0 million from $395.9 million in 2020. The decrease was primarily due to the reduction and deferral of global sales and marketing activities due to the suspension of our operations and a decrease in payroll and benefits due to our reduced headcount. The decrease is partially offset by the impact of a higher stock price year-over-year on our performance share awards.
Depreciation and Amortization Expenses
Depreciation and amortization expenses for 2021 decreased $14.2 million, or 4.4%, to $310.2 million from $324.3 million in 2020. The decrease was primarily due to a reduction in the carrying value of depreciable assets, resulting from the 2020 asset impairments, that exceeded the carrying value of assets placed in service during the same period. Additionally, we ceased the recognition of depreciation expense on the Azamara fleet during the quarter ended March 31, 2021. The decreases were partially offset by the addition of Celebrity Apex in 2020.
Impairment and Credit Losses
Impairment and credit losses for 2021 decreased by $1.1 billion as a result of charges recorded during the quarter ended March 31, 2020 due to the impact of COVID-19 on our operations and cash flows, impacting our long-lived assets related to goodwill, intangibles, vessels and operating lease right-of-use asset, as well as incurring credit losses.
Other Income (Expense)
Interest expense, net of interest capitalized for 2021 increased $179.6 million, or 193.3%, to $272.5 million from $92.9 million in 2020. The increase was primarily due to new debt issuances after the first quarter of 2020 and through the first quarter of 2021, higher interest rates on our new debt and a higher average balance on our revolver.

Equity investment loss increased by $49.5 million to $59.9 million from $10.4 million mainly due to continued losses reported by our equity investments as a result of the adverse impact of COVID-19 on their operations and earnings.
Other income (expense) We recognized Other income of $5.0 million in 2021, compared to Other expense of $32.9 million in 2020. The $37.9 million increase in income was primarily due to: the 2020 recognition of $65.7 million expense related to the change in fair value of mostly fuel swap derivative instruments with no hedge accounting, compared to $14.3 million in income recognized in 2021, resulting in a change of $80.0 million of income; an increase of $6.4 million in foreign exchange gain on remeasurement of our monetary assets, net of hedging, and an increase of $6.7 million in net tax benefit mostly attributable to the suspension in our operations in 2021 compared to 2020. The increases in income were partially offset by $51.0 million in income recognized in 2020, which did not recur in 2021, for the change in fair value of contingent consideration related to our acquisition of 66.7% interest in Silversea Cruises in 2018. Due to the settlement of the contingent consideration in 2020, there was no impact for the three months ended March 31, 2021.
Other Comprehensive Income (Loss)
Other comprehensive income in 2021 was $30.5 million compared to Other comprehensive loss of $297.9 million in 2020. The increase in income of $328.4 million was primarily due to a Gain on cash flow derivative hedges in 2021 of $10.3 million compared to a Loss on cash flow derivative hedges in 2020 of $300.6 million, as a result of an increase in the fair value of our fuel swaps and interest rate swaps in 2021 compared to a decrease in the fair value of our fuel swaps and interest rate swaps in 2020.
Future Application of Accounting Standards
Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements for further information on Recent Accounting Pronouncements.
Liquidity and Capital Resources
Sources and Uses of Cash
Net cash used by operating activities decreased $1.0 billion to $(0.8) billion for the first quarter of 2021 compared to Net cash provided by operating activities of $198.7 million for the same period in 2020. The continued suspension of the majority of our global sailings as a result of COVID-19 has significantly affected our liquidity and cash flow resulting in decreased guest ticket collections and a decrease of Onboard and other revenues of $634.7 million during the first three months in 2021, compared to the same period in 2020. We also began to incur return to service expenses for certain ships in our fleet during the first quarter of 2021, as we have announced additional limited sailings for the summer of 2021.
Net cash used in investing activities decreased $373.6 million to $1.0 billion for the first three months in 2021, compared to $1.3 billion for the same period in 2020. The decrease was primarily attributable to a decrease in capital expenditures of $190.9 million during the first quarter of 2021, compared to the same period in 2020 and an increase in proceeds from the sale of property and equipment and other assets of $175.4 million during the first quarter of 2021 compared to 2020.
Net cash provided by financing activities was $3.2 billion for the first quarter of 2021, compared to $4.8 billion for the same period in 2020. The decrease of $1.6 billion was primarily attributable to a decrease in debt proceeds and issuance of commercial paper notes of $11.0 billion, partially offset by lower repayments of debt and commercial paper notes of $7.6 million during the first quarter of 2021, compared to the same period in 2020. The $3.4 billion decrease in net debt and commercial paper notes proceeds, was further offset by $1.6 billion of proceeds from common stock issuances during the first quarter of 2021.

Future Capital Commitments
Capital Expenditures
COVID-19 has impacted shipyard operations which have and may continue to result in delays of our previously contracted ship deliveries. As of March 31, 2021, the dates that the ships on order by our Global and Partner Brands are expected to be delivered, subject to change in the event of construction delays, and their approximate berths are as follows:

Ship	Shipyard	Expected Delivery Date	Approximate Berths
Royal Caribbean International —
Oasis-class:
Wonder of the Seas	Chantiers de l'Atlantique	1st Quarter 2022	5,700
Unnamed	Chantiers de l'Atlantique	2nd Quarter 2024	5,700
Icon-class:
Unnamed	Meyer Turku Oy	3rd Quarter 2023	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2025	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2026	5,600
Celebrity Cruises —
Edge-class:
Celebrity Beyond	Chantiers de l'Atlantique	2nd Quarter 2022	3,250
Unnamed	Chantiers de l'Atlantique	4th Quarter 2023	3,250
Silversea Cruises
Muse-Class:
Silver Dawn	Fincantieri	4th Quarter 2021	600
Evolution Class:
Unnamed	Meyer Werft	2nd Quarter 2023	700
Unnamed	Meyer Werft	2nd Quarter 2024	700
TUI Cruises (50% joint venture)
Mein Schiff 7	Meyer Turku Oy	2nd Quarter 2024	2,900
Unnamed	Fincantieri	3rd Quarter 2024	4,100
Unnamed	Fincantieri	1st Quarter 2026	4,100
Hapag-Lloyd Cruises (50% joint venture) —
Hanseatic Spirit	Vard Fincantieri	2nd Quarter 2021	230
Total Berths			48,030

In April 2019, we entered into an agreement with Chantiers de l’Atlantique to build the fifth Edge-class ship for Celebrity Cruises. The ship is expected to have an aggregate capacity of approximately 3,200 berths and is expected to enter service in the fourth quarter of 2025. The order with Chantiers de l’Atlantique is contingent upon completion of conditions precedent and financing.
Our future capital commitments consist primarily of new ship orders. As of March 31, 2021, the aggregate cost of our ships on order presented in the table above, excluding any ships on order by our Partner Brands, was $12.9 billion, of which we had deposited $602.5 million. Approximately 70.5% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at March 31, 2021.
Decreased demand for cruising as a result of concerns regarding COVID-19 has had, and is expected to continue to have, a material impact on our cash flows, liquidity and financial position. In order to preserve liquidity throughout the COVID-19 pandemic, we deferred a significant portion of our planned 2020 and 2021 capital expenditures. As of March 31, 2021, we anticipate overall full year capital expenditures, based on our existing ships on order, will be approximately $2.1 billion for 2021. This amount does not include any ships on order by our Partner Brands.
Contractual Obligations
As of March 31, 2021, our contractual obligations were as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Operating Activities:
Operating lease obligations(1)	$876,664	$96,265	$232,039	$162,019	$386,341
Interest on debt(2)	4,105,547	981,396	1,632,850	820,719	670,582
Other(3)	578,637	192,420	321,536	42,922	21,759
Investing Activities:	0
Ship purchase obligations(4)	10,536,398	1,807,228	4,020,000	3,373,314	1,335,856
Financing Activities:	0
Debt obligations(5)	20,725,927	171,774	7,598,959	7,859,138	5,096,056
Finance lease obligations(6)	209,748	49,525	20,913	10,423	128,887
Other(7)	25,763	11,193	14,456	114	—
Total	$37,058,684	$3,309,801	$13,840,753	$12,268,649	$7,639,481
(1)     We are obligated under noncancelable operating leases primarily for preferred berthing arrangements, real estate and shipboard equipment. Amounts represent contractual obligations with initial terms in excess of one year.
(2)      Long-term debt obligations mature at various dates through fiscal year 2033 and bear interest at fixed and variable rates. Interest on variable-rate debt is calculated based on forecasted debt balances, including the impact of interest rate swap agreements using the applicable rate at March 31, 2021. Debt denominated in other currencies is calculated based on the applicable exchange rate at March 31, 2021.
(3)    Amounts primarily represent future commitments with remaining terms in excess of one year to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts.
(4)    Amounts are based on contractual installment and delivery dates for our ships on order. Included in these figures are $8.3 billion in final contractual installments, which have committed financing. COVID-19 has impacted shipyard operations and we expect that this will result in delivery delays of ships on order and will adjust the timing of our contractual ship deliveries. Amounts do not include potential obligations which remain subject to cancellation at our sole discretion or any agreements entered for ships on order that remain contingent upon completion of conditions precedent. Additionally, amounts do not include activity related to Silversea Cruises, including ships placed on order, if any, during the three-month reporting lag period.

(5)    Amounts represent debt obligations with initial terms in excess of one year. Debt denominated in other currencies is calculated based on the applicable exchange rate at March 31, 2021. In addition, debt obligations presented above are net of debt issuance costs of $363.3 million as of March 31, 2021.
(6)    Amounts represent finance lease obligations with initial terms in excess of one year, net of imputed interest.
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
We have a residual value guarantee associated with our operating lease of a terminal at Port of Miami in Miami, Florida that approximates a percentage of cost of the asset as of the inception of the lease. We consider the possibility of incurring costs associated with the residual value guarantee to be remote. Also in connection with the Port of Miami terminal operating lease, we are required to deliver on or before July 18, 2021, cash collateral in an amount equal to the lesser of our residual value guarantee or the aggregate balance of the lessors' terminal construction debt, estimated at $181.1 million as of March 31, 2021. The collateral is to be issued to an escrow agent and pledged to the benefit of the terminal construction debt lenders until all amounts due by us under the lease have been paid in full.
On February 25, 2021, S&P Global downgraded our senior unsecured rating from B+ to B, which had no financial impact, and downgraded our $3.32 billion Senior Secured Notes and Silversea Notes from BB to BB-. This downgrade had no impact on the terms of the notes.
Certain of our surety agreements with third party providers for the benefit of certain agencies and associations that provide travel related bonds, allow the sureties to request collateral. We also have agreements with our credit card processors relating to customer deposits received by us for future voyages. These agreements allow the credit card processors to require us, under certain circumstances, including breach of the financial covenants, the existence of other material adverse changes, excessive chargebacks, and other triggering events, to maintain a reserve that can be satisfied by posting collateral. As of March 31, 2021, we have posted letters of credit as collateral with our sureties and credit card processors, under our revolving credit facilities in the amount of $172.7 million.
Executed amendments are in place for the majority of our credit card processors, waiving reserve requirements tied to breach of our financial covenants through at least September 30, 2022, and as such, we do not anticipate any incremental collateral requirements for the processors covered by these waivers in the next 12 months. We have a reserve with a processor where the agreement was amended in the first quarter of 2021, such that proceeds are withheld in reserve, until the sailing takes place or the funds are refunded to the customer. The maximum projected exposure with the processor, including amounts currently withheld and reported in Trade and other receivables, is approximately $170.6 million. The amount and timing are dependent on future factors that are uncertain, such as the date we return to operations, volume and value of future deposits and whether we transfer our business to other processors. If we require additional waivers on the credit card processing agreements and are not able to obtain them, this could lead to the termination of these agreements or the trigger of reserve requirements.
As of March 31, 2021, other than the items described above, we are not party to any other off-balance sheet arrangements, including guarantee contracts, retained or contingent interest, certain derivative instruments and variable interest entities, that either have, or are reasonably likely to have, a current or future material effect on our financial position.
Funding Needs and Sources
Historically, we relied on a combination of cash flows provided by operations, drawdowns under our available credit facilities, the incurrence of additional debt and/or the refinancing of our existing debt and the issuance of additional shares of equity securities to fund our obligations. The impact of COVID-19 has resulted in our voluntary suspension of global cruise operations from March 2020 through at least June 30, 2021, for most of our cruise operations. This suspension of operations has strained our sources of cash flow and liquidity, causing us to take actions resulting in reductions in our operating expenses, reductions in our capital expenses and new financings and other liquidity actions.
The Company continues to identify and evaluate further actions to improve its liquidity. These include and are not limited to: further reductions in capital expenditures, operating expenses and administrative costs and additional financings. See further discussion on these liquidity actions at Recent Developments - COVID-19.
We have significant contractual obligations of which our debt service obligations and the capital expenditures associated with our ship purchases represent our largest funding needs. As of March 31, 2020, we had $10.5 billion of committed financing for final delivery installments on our ships on order.
As of March 31, 2021, we had $3.3 billion in contractual obligations due through March 31, 2022, of which approximately $0.2 billion relates to debt maturities, $981.4 million relates to interest on debt and $1.8 billion relates to progress payments on our ship orders and the final installments payable due upon the delivery of Silver Dawn and Wonder of the Seas, based on their expected delivery dates.
As of March 31, 2021, we had liquidity of $5.8 billion, consisting of cash and cash equivalents of $5.1 billion and a $0.7 billion commitment through August 12, 2022 for a 364-day term loan facility. As of March 31, 2021, our revolving credit facilities were fully utilized through a combination of amounts drawn and letters of credit issued under the facilities. We have agreed with certain of our lenders not to pay dividends or engage in stock repurchases. Refer to Note 10. Shareholders' Equity to our consolidated financial statements for further information.

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
During the first quarter of 2021, we amended $4.9 billion of our non-export credit facilities and $6.3 billion of our export credit facilities, and certain credit card processing agreements, to extend the waiver of our financial covenants through and including at least the third quarter of 2022.
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
The amendments impose a monthly-tested minimum liquidity covenant of $350 million. In addition, the amendments to the non-export credit facilities place restrictions on paying cash dividends and effectuating share repurchases through the end of the third quarter of 2022, while the export credit facility amendments require us to prepay any deferred amounts if we elect to issue dividends or complete share repurchases. As of March 31, 2021, we were in compliance with the applicable minimum liquidity covenant and we estimate that we will be in compliance for at least the next twelve months.
In the first quarter of 2021, we amended our Port of Miami Terminal "A" operating lease agreement to obtain a financial covenant waiver through the end of the third quarter of 2022, on the same terms as apply to the non-export credit facilities. As of March 31, 2021, we were in compliance with the amended covenants under the lease agreement.
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
During the second quarter of 2020, we agreed with certain of our lenders not to pay dividends or engage in common stock repurchases for so long as our debt covenant waivers are in effect. In addition, in the event we declare a dividend or engage in share repurchases, we will need to repay the amounts deferred under our export credit facilities. Accordingly, we did not declare a dividend during the four consecutive quarters ending March 31, 2021. Pursuant to amendments made to these agreements during the first quarter of 2021, the restrictions on paying cash dividends and effectuating share repurchases were extended through and including the third quarter of 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For a discussion of our market risks, refer to Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant developments or material changes since the date of our 2020 Annual Report.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As previously reported, two lawsuits were filed against us in August 2019 in the U.S. District Court for the Southern District of Florida under Title III of the Cuban Liberty and Democratic Solidarity Act, also known as the Helms-Burton Act. The complaint filed by Havana Docks Corporation ("Havana Docks Action") alleges it holds an interest in the Havana Cruise Port Terminal and the complaint filed by Javier Garcia-Bengochea (the "Port of Santiago Action") alleges that he holds an interest in the Port of Santiago, Cuba, both of which were expropriated by the Cuban government. The complaints further allege that we trafficked in those properties by embarking and disembarking passengers at these facilities. The plaintiffs seek all available statutory remedies, including the value of the expropriated property, plus interest, treble damages, attorneys’ fees and costs. We filed our answer to each complaint in October 2019 and on October 15, 2020, and the Court dismissed the Port of Santiago Action with prejudice on the basis that the plaintiffs in that action lacked standing to bring the claim. This decision has been appealed by the plaintiffs. We believe we have meritorious defenses to the claims alleged in both the Havana Docks Action and the Port of Santiago Action, and we intend to vigorously defend ourselves against them. We believe that it is unlikely that the outcome of either action will have a material adverse impact to our financial condition, results of operations or cash flows. However, the outcome of litigation is inherently unpredictable and subject to significant uncertainties, and there can be no assurances that the final outcome of either case will not be material.
As previously disclosed, on October 7, 2020, a shareholder filed a putative class action complaint against us, and three officers, Richard Fain, Jason Liberty and Michael Bayley, in the United States District Court for the Southern District of Florida, alleging misrepresentations relating to COVID-19 in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, seeking unspecified damages on behalf of a purported class consisting of all persons and entities (subject to specified exceptions) that purchased or otherwise acquired our securities from February 4, 2020 through March 17, 2020. In addition, on October 27, 2020, a second complaint was filed by another shareholder against us and these same officers in the District Court alleging the same misrepresentations relating to COVID-19. As is the case with the first action, the second action seeks unspecified damages on behalf of a purported class consisting of all persons and entities (subject to specified exceptions) that purchased or otherwise acquired our securities from February 4, 2020 through March 17, 2020. On December 23, 2020, these cases were consolidated with a new lead plaintiff, Indiana Public Retirement System. On February 25, 2021, the lead plaintiff filed with the District Court a voluntary dismissal of the action without prejudice. On February 26, 2021, the District Court dismissed the entire action without prejudice based on the request for voluntary dismissal.
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
COVID-19 and Financial Risks
The COVID-19 pandemic has had, and will continue to have, a material adverse impact on our business, results of operations and liquidity. The global spread of COVID-19, the unprecedented responses by governments and other authorities to control and contain the disease, including related variants, and challenges to global vaccination efforts, have caused significant disruptions, created new risks, and exacerbated existing risks to our business.
We have been, and will continue to be, negatively impacted by the COVID-19 pandemic, including impacts that resulted or may result from actions taken in response to the outbreak, including the occurrence and spread of related variants . Examples of these include, but are not limited to: travel bans and cruising advisories and the resulting temporary suspension of our Global Brands' operations, which is expected to continue through at least June 30, 2021, for most of our cruise operations; restrictions on the movement and gathering of people; social distancing measures; shelter-in-place/stay-at-home orders; and disruptions to businesses in our supply chain. In addition to the imposed restrictions affecting our business, the extent, duration, and magnitude of the COVID-19 pandemic’s effect on the economy and consumer demand for cruising and travel is still rapidly fluctuating and difficult to predict. As such, these impacts may persist for an extended period of time or even become more pronounced, even after we are permitted to and/or begin to resume operations.
The COVID-19 pandemic also has elevated risks affecting significant parts of our business:
• Operations: Due to the global public health circumstances, we have decided to extend the suspension of sailings of our Global Brands' fleet through at least June 30, 2021, for most of our cruise operations. We have begun certain limited operations and have announced additional, limited cruise operations, in each case, outside of the U.S. with reduced guest occupancy, modified itineraries, and enhanced health, safety and vaccination protocols for our crew and guests.
There is no assurance that our return to service efforts will be successful and without material setbacks. It is possible that future COVID-19 outbreaks could occur onboard and, even if controlled and contained, it is uncertain as to whether we will need to suspend additional sailings and to what extent in such event. An outbreak could result in possible illness among our guests and crew, incremental costs, guest refunds and negative publicity and media attention. In addition, we may face challenges in executing our return to service plans from new homeports as a result of new and evolving operating protocols and possible changes in regulations in the countries in which we operate and plan to operate.
We continue to work with the U.S. Center for Disease Control and Prevention (“CDC”), other U.S. and non-U.S. regulatory agencies and the Healthy Sail Panel (“HSP”) to develop a plan to return to service in consideration of global vaccination efforts. For cruise ship operations in U.S. waters, our return to service plan also considers the requirements of the CDC’s Framework for the Conditional Sailing Order (the “Conditional Order”), issued on October 30, 2020, including recently issued technical instructions under the Conditional Order. This includes the CDC letter issued to members of the cruising industry on April 28, 2021 that provides clarifications to its previously issued technical instructions regarding several matters including port operations and COVID-19 testing and vaccination protocols.
While the Conditional Order and subsequent CDC guidance represents an important step in our return to service, many uncertainties remain as to the specifics and timing of implementation, administration and costs of the requirements of the Conditional Order, some of which may be significant. Further, the Conditional Order contemplates that the CDC may issue additional requirements through technical instructions or orders as needed and that the phases required to resume operations will be further determined based on public health considerations, including the trajectory of the pandemic and the ability of the Company and other cruise ship operators to successfully employ measures that mitigate the risk of COVID-19 and its variants. In addition, the Conditional Order contains requirements that could negatively impact our results of operations, such as: laboratory testing of crew members and guests; simulated voyages; and the certification process, including implementing the required testing protocols, the prohibition on itineraries longer than seven days, and the demonstration at each port where a ship intends to dock of approval with U.S. port and local health authorities, which requires medical care agreements addressing evacuation to onshore hospitals, housing agreements with onshore facilities for isolation and quarantine of COVID-19 cases, and port agreements to limit the number of cruise ships at any single port. Our ability to meet the requirements under the Conditional Order will determine the timing and implementation of our plans to return to service for the rest of our operations, which we expect to be gradual. We are currently reviewing and assessing the uncertainties relating to the Conditional Order’s requirements and are in dialogue with the CDC. Based on our assessment of these conditions or for other reasons, we may determine it necessary to extend our voluntary suspension of our Global Brands’ cruise sailings which currently extends through at least June 30 , 2021, for most of our cruise operations. It is difficult to predict our ability to meet the requirements of the Conditional Order and the costs associated with compliance, some of which could be significant.
    The suspension of sailings and the expected reduction in demand for future cruising has led to a significant decline in our revenues and cash inflows, which has required us to take cost and capital expenditure containment actions. Consequently, we have reduced and furloughed some of our workforce, with approximately 23% of our U.S. shoreside employee base being impacted and, except for the minimum safe manning shipboard crew required to operate our ships subject to suspension of operations, our shipboard crew were notified that their contracts ended early and are gradually being notified about new assignments as operations resume over time. As a result of these actions, we may be challenged in rebuilding and vaccinating our workforce which could further delay our return to service. Furthermore, our efforts to vaccinate returning crew members could be hindered if vaccine availability does not keep pace with the timing of our phased return to service. In addition, we have reduced our planned capital spending through 2021, which may negatively impact our execution of planned growth strategies, particularly as it relates to investments in our ships, technology, and our expansion of land-based developments. Furthermore, we have taken actions to monitor and mitigate changes in our supply chain, and port destination availability, which may strain relationships with our vendors and port partners.
If we are unable to satisfy the requirements of the Conditional Order our operations may be negatively impacted and we could be exposed to reputational and legal risks. Due to the unprecedented and uncertain nature of the COVID-19 pandemic and CDC or Department of State guidance, it is difficult to predict the impact of further disruptions and their magnitude. The impact of further disruptions may depend on how they coincide with the timing of when we seek to continue to resume sailing. In addition, we had never previously experienced a complete cessation of our cruising operations, and as a consequence, our ability to predict the impact of such a cessation on our brands and future prospects is limited and such impact is uncertain.
•Results of Operations: Our suspensions of sailings have materially impacted the results of our operations. We have incurred and will continue to incur significant costs associated with cancellations as we accommodate passengers with refunds and future cruise credits. In addition, although the majority of our cruise operations are currently suspended, we have incurred and will likely continue to incur significant overhead costs associated with layup of our fleet and enhanced COVID-19 related cleaning, testing, vaccination and other mitigation procedures. We may experience volatility in demand for cruising for an indeterminable length of time due to the uncertain nature of the COVID-19 pandemic and to ongoing concerns about health and safety, and we cannot predict when we will return to pre-outbreak demand or fare pricing or if we will return to such levels in the foreseeable future. In turn, these negative impacts to our financial performance have resulted and may continue to result in impairments of our long-lived and intangible assets, which has influenced our decision making relating to early disposal, sale or retirement of assets. Following the resumption of operations, our Global Brands and our Partner Brands may be subject to the continued impact of the COVID-19 pandemic. Additionally, any future profitability will be impacted by increased debt service costs as a result of our liquidity actions.
•Liquidity: The suspension of our sailings and the reduction in demand for future cruising has adversely impacted our liquidity as we have experienced a significant increase in refunds of customer deposits while cash inflows from new or existing bookings on future sailings has reduced sharply compared to pre-pandemic levels. As a result, we have taken actions to increase our liquidity through a combination of capital and operating expense reductions and financing activities. During the quarter ended March 31, 2021, we executed and amended various financing arrangements including the issuance of $1.5 billion in senior notes and the issuance of 16.9 million shares of common stock for approximately $1.5 billion. Additionally, we extended the draw date for our $700 million 364-day facility for an additional year, extended more than $2.0 billion in debt and revolving credit due in 2022, and deferred $1.2 billion of debt amortization under our export-credit backed loan facilities over a five-year period starting in April 2022.
We have agreed with certain of our lenders that we will not pay dividends or engage in stock repurchases until after the third quarter of 2022. Thereafter, in the event we declare a dividend or engage in stock repurchases we will need to repay the amounts deferred under our export credit facilities. On February 25, 2021, S&P Global downgraded our senior unsecured rating from B+ to B, which had no financial impact, and downgraded our $3.32 billion Senior Secured Notes and Silversea Notes from BB to BB-. This downgrade had no impact on the terms of the notes. Our ability to raise additional financing, whether or not secured, could be limited if our credit rating is further downgraded, and/or if we fail to comply with applicable covenants governing our outstanding indebtedness, and/or if overall financial market conditions worsen. Additionally, due to the complexity of the pandemic’s impact to the economy and uncertainty of its duration, we cannot guarantee that assumptions used to project our liquidity needs will be correct, which may result in the need for additional financing and/or may result in the inability to satisfy covenants required by our current credit facilities. If we continue to raise additional funds through equity or convertible debt issuances, our shareholders could experience dilution of their ownership interest, and these securities could have rights, preferences, and privileges that are superior to that of holders of our ordinary shares. If we raise additional funds by issuing debt, we may be subject to additional limitations on our operations due to restrictive covenants, which may be more restrictive than the covenants in our existing debt agreements, and we may be required to further encumber our assets. Also, as a result of our additional debt issuances, we will require a significant amount of cash to service our debt and sustain operations. Our ability to generate cash depends on factors beyond our control and we may be unable to repay or repurchase debt at maturity. If adequate funds are not available on acceptable terms, or at all, we may be unable to fund our operations, or respond to competitive pressures, any of which could negatively affect our business. There is no guarantee that financing will be available in the future or that such financing will be available with similar terms or terms that are commercially acceptable to us. Further, if any government agrees to provide us with disaster relief assistance, or other assistance due to the impacts of the COVID-19 pandemic, and we determine it is beneficial to seek such government assistance, it may impose restrictions on executive compensation, share buybacks, dividends, prepayment of debt and other restrictions until the aid is repaid or redeemed in full, which could significantly limit our corporate activities and adversely impact our business and operations. We cannot assure you that any more such disaster relief would be available to us.

We may not be able to obtain sufficient financing or capital for our needs or may not be able to do so on terms that are acceptable or consistent with our expectations.
To fund our capital expenditures (including new ship orders), operations and scheduled debt payments, we have historically relied on a combination of cash flows provided by operations, drawdowns under available credit facilities, the incurrence of additional indebtedness and the sale of equity or debt securities in private or public securities markets. Any circumstance or event which leads to a decrease in consumer cruise spending, such as worsening global economic conditions or significant incidents impacting the cruise industry, including the COVID-19 pandemic, negatively affects our operating cash flows and currently, we have no net cash flows from operations. In the case of the COVID-19 pandemic and the resulting suspension of our operations, these circumstances have also resulted in credit rating downgrades.
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
We have a substantial amount of debt and significant debt service obligations. As of March 31, 2021, we had total debt of $20.9 billion. Our substantial debt could have important negative consequences for us. For example, our substantial debt could require us to dedicate a large portion of our cash flow from operations to service debt and fund repayments on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes; increase our vulnerability to adverse general economic or industry conditions; limit our flexibility in planning for, or reacting to, changes in our business or the industry in which we operate; place us at a competitive disadvantage compared to our competitors that have less debt; make us more vulnerable to downturns in our business, the economy or the industry in which we operate, including the current downturn related to COVID-19; limit our ability to raise additional debt or equity capital in the future to satisfy our requirements relating to working capital, capital expenditures, development projects, strategic initiatives or other purposes; restrict us from making strategic acquisitions, introducing new technologies or exploiting business opportunities; limit or restrict our ability to obtain and maintain performance bonds to cover our financial responsibility requirements in various jurisdictions for non-performance of guest travel, casualty and personal injury; make it difficult for us to satisfy our obligations with respect to our debt; and increase our exposure to the risk of increased interest rates as certain of our borrowings are (and may be in the future) at a variable rate of interest.
Despite our leverage, we may incur more debt, which could adversely affect our business.
We may incur substantial additional debt in the future. Except for the restrictions under the indentures governing our Secured Notes (as defined below) and our 9.125% Senior Guaranteed Notes due 2023 (the “Unsecured Notes”) and certain of our other debt instruments, including our unsecured bank and export credit facilities, we are not restricted under the terms of our debt instruments from incurring additional debt. Although the indentures governing the Secured Notes, the Unsecured Notes, and certain of our other debt instruments, including our unsecured bank and export credit facilities, contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances the amount of debt that could be incurred in compliance with these restrictions could be substantial. Our debt instruments do not and will not prevent us from incurring liabilities that do not constitute “Indebtedness” as defined therein. In the event that we execute and borrow under the $700M commitment expiring on August 12, 2022 for a 364-day term loan facility, the credit agreement that would govern such term loan facility would impose substantially similar restrictions (including the related qualifications and exceptions) as are set forth in the indenture governing the Unsecured Notes. If new debt is added to our existing debt levels, the related risks that we now face would increase. As of March 31, 2021, we have commitments for approximately $10.6 billion of debt to finance the purchase of 10 ships on order by our Royal Caribbean International, Celebrity Cruises and Silversea Cruises brands, nine of which are guaranteed by the export credit agencies in the countries in which the ships are being built. The ultimate size of each facility will depend on the final contract price (including change orders and owner’s supply) as well as fluctuations in the EUR/USD exchange rate.
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
On February 25, 2021, S&P Global downgraded the Silversea Cruises’ Notes from BB to BB-, which had no impact with respect to the Silversea Cruises’ Notes. The Silversea Notes are guaranteed by the Company on a senior unsecured basis. Any event of default or acceleration of the indebtedness under the Silversea Notes could cause the borrowings under other of our debt instruments that contain cross-default provisions to be accelerated or become payable on demand.
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
We have an aggregate principal amount of $1.725 billion in convertible notes outstanding. The notes are convertible into shares of our common stock, cash, or a combination of common stock and cash, at our election. Prior to March 15 and August 15, 2023, our convertible notes issued June 2020 and October 2020, respectively, will be convertible at the option of holders during certain periods only upon satisfaction of certain conditions. Beyond those dates, the convertible notes will be convertible at any time until the close of business on the second scheduled trading day immediately preceding their maturity date. If we elect to settle conversions of our convertible notes, if any, in shares of our common stock or a combination of common stock and cash, conversions of our convertible notes may result in significant dilution to our shareholders.
We did not declare dividends on our common stock in the quarter ended March 31, 2021 and do not expect to pay dividends on our common stock for the foreseeable future.
No cash dividends were declared on our common stock during the four consecutive quarters ended March 31, 2021. We expect that any income received from operations will be devoted to our future operations and recovery. We do not expect to pay cash dividends on our common stock for the foreseeable future due to our agreement with certain of our lenders not to pay dividends until the end of the third quarter 2022. In addition, in the event we thereafter declare a dividend, we will need to repay our debt deferral. Payment of dividends would, in any case, depend upon our profitability at the time, cash available for those dividends, and other factors as our board of directors may consider relevant.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly
A portion of our indebtedness bears interest at variable rates that are linked to changing market interest rates. As a result, an increase in market interest rates would increase our interest expense and our debt service obligations. As of March 31, 2021, we had approximately $6.9 billion of indebtedness that bears interest at variable rates. This amount represented approximately 31.8% of our total indebtedness. As of March 31, 2021, a hypothetical 1% increase in prevailing interest rates would increase our forecasted 2021 interest expense by approximately $40.9 million.
In addition, on July 27, 2017, the United Kingdom’s Financial Conduct Authority ("FCA"), which regulates the London Interbank Offered Rate (“LIBOR”), announced that it will no longer persuade or compel banks to submit LIBOR rates after 2021. Also in 2017, the Alternative Reference Rates Committee, a steering committee comprised of, among other entities, large U.S. financial institutions, selected the Secured Overnight Financing Rate (“SOFR”) as the rate recommended to replace U.S. dollar LIBOR ("USD LIBOR"). SOFR measures the cost of borrowing cash overnight, backed by U.S. Treasury securities. SOFR is observed and backward-looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. On December 4, 2020, ICE Benchmark Administration ("IBA"), the administrator of LIBOR, released a consultation disclosing its intent to cease publication of one-week and two-month USD LIBOR after December 31, 2021, but continue to publish the remaining tenors of USD LIBOR for an additional 18 months, through June 30, 2023. These remaining tenors of USD LIBOR—overnight, one-month, three-month, six-month and 12-months—encompass the tenors referenced in our borrowings and interest rate swaps. On March 5, 2021, the FCA confirmed that it will not require IBA to publish LIBOR beyond the dates proposed in the consultation.
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
In addition to health and safety concerns, demand for cruises is affected by international, national, and local economic conditions. Weak or uncertain economic conditions may impact consumer confidence and pose a risk as vacationers postpone or reduce discretionary spending. This, in turn, may result in cruise booking slowdowns, decreased cruise prices and lower onboard revenues, even after the COVID-19 pandemic has ended and/or related health and safety concerns are reduced. Given the global nature of our business, we are exposed to many different economies and our business could be hurt by challenging conditions in any of our markets. Any significant deterioration of international, national, or local economic conditions, including those resulting from geopolitical events and/or international disputes and the current economic and employment impact of the COVID-19 pandemic in countries where many of our customers reside, could result in a prolonged period of booking slowdowns, depressed cruise prices and/or reduced onboard revenues, even after the COVID-19 pandemic has ended and/or related health and safety concerns are reduced. Additionally, the continued impact of COVID-19 on the financial markets is complicated and we cannot predict its effect on geopolitical events and/or international trade policies as countries attempt to mitigate the impact of the pandemic and as they re-open their economies or re-implement lockdown measures. Additionally, uncertainties resulting from the United Kingdom’s recent exit from the European Union may impact our business.
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
Disease outbreaks and increased concern related to illness when traveling to, from, and on our ships could cause a drop in demand for cruises, guest cancellations, travel restrictions, an unavailability of ports and/or destinations, cruise cancellations, ship redeployments and an inability to source our crew, provisions or supplies from certain places. Due to the complex and evolving nature of the COVID-19 pandemic, we cannot predict the duration of the effect of the current pandemic, and the magnitude is dependent on the development of future events and responses from governments, other authorities, and individual consumers. Our industry, including our passengers and crew, may be subject to enhanced health and safety requirements in the future which may be costly and take a significant amount of time to implement across our fleet and we may be subject to concerns that cruises are susceptible to the spread of infectious diseases such as COVID-19. For example, local governments may establish their own set of rules for self-quarantines and/or require proof of individuals health status or vaccination prior to or upon visiting. These effects may extend beyond any resolution of the current COVID-19 pandemic through the distribution and roll-out of a vaccine or effective therapeutic treatment, and the impact of any of these factors could have a material adverse effect on our business and results of operations. In addition, the new operating protocols we are developing and any other health protocol we may develop or that may be required by law in the future in response to COVID-19, and related variants, or other infectious diseases may be costly to implement and less effective than we expected in reducing the risk of infection and spread of such disease on our cruise ships, which will negatively impact our operations and expose us to reputational and legal risks.
Incidents on ships, at port facilities, land destinations and/or affecting the cruise vacation industry in general, and the associated negative media coverage and publicity, could affect our reputation and impact our sales and results of operations.
The ownership and/or operation of cruise ships, private destinations, port facilities and shore excursions involves the risk of accidents, illnesses, mechanical failures, environmental incidents and other incidents which may bring into question safety, health, security and vacation satisfaction and can negatively impact our sales, operations and reputation. Incidents involving cruise ships, and, in particular the safety, health and security of guests and crew and the media coverage thereof, including those related to the COVID-19 pandemic, have impacted and could continue to impact demand for our cruises and pricing in the industry. In particular, we cannot predict the impact on our financial performance and our cash flows required for cash refunds of deposits as a result of the pause in our global fleet cruise operations, which may be prolonged, and the public’s concern regarding the health and safety of travel, especially by cruise ship, and related decreases in demand for travel and cruising. Moreover, our ability to attract and retain guests and crew depends, in part, upon the perception and reputation of our company and our brands and the public’s concerns regarding the health and safety of travel generally, as well as regarding the cruising industry and our ships specifically. Our reputation and our business could also be damaged by continued or additional negative publicity regarding the cruise industry in general, including publicity regarding the spread of contagious disease such as COVID-19, over-tourism in key ports and destinations, and the potentially adverse environmental impacts of cruising. The considerable expansion in the use of social and digital media over recent years has compounded the potential scope and reach of any negative publicity. In addition, incidents involving cruise ships may result in additional costs to our business, increasing government or other regulatory oversight and, in certain cases, potential litigation.
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
Although our ships can be redeployed, cruise sales and/or pricing may be impacted by the introduction of new ships into the marketplace, reductions in cruise capacity, overall market growth and deployment decisions of ourselves and our competitors. As of March 31, 2021, a total of 109 new ships with approximately 219,300 berths were on order for delivery through 2027 in the cruise industry, including 11 ships currently scheduled to be delivered to us. The further net growth in capacity from these new ships and future orders, without an increase in the cruise industry’s demand and/or share of the vacation market, could depress cruise prices and impede our ability to achieve yield improvement. Additionally, due to our global suspension of operations and the suspension of operations by other cruise operators, cruise prices and yield improvement are further at risk depending on how, when, and where global operations resume.
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

The Company, from time to time, has engaged in acquisitions and may pursue acquisitions in the future, which are subject to, among other factors, the Company’s ability to identify attractive business opportunities and to negotiate favorable terms for such opportunities. Accordingly, the Company cannot make any assurances that potential acquisitions will be completed timely or at all, or that if completed, we would realize the anticipated benefits of such acquisition. Acquisitions also carry inherent risks such as, among others: (1) the potential delay or failure of our efforts to successfully integrate business processes and realizing expected synergies; (2) difficulty in aligning procedures, controls and/or policies; and (3) future unknown liabilities and costs that may be associated with an acquisition. In addition, acquisitions may also adversely impact our liquidity and/or debt levels, and the recognized value of goodwill and other intangible assets can be negatively affected by unforeseen events and/or circumstances, which may result in an impairment charge. Any of the foregoing events could adversely impact our financial condition and results of operations.
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
Our success depends, in large part, on the skills and contributions of key executives and other employees, and on our ability to recruit, develop and retain high quality personnel as well as having adequate succession plans and back-up operating plans for when critical executives are unable to serve. As demand for qualified personnel in the industry grows, we must continue to effectively recruit, train, motivate and retain our employees, both shoreside and on our ships, in order to effectively compete in our industry, maintain our current business and support our projected global growth. In addition, we may experience difficulties in recruiting and retaining qualified personnel if we reduce the levels of fixed or variable compensation that we offer (including equity compensation impacted by the trading price of our equity), whether in response to the impacts of COVID-19 or otherwise.
For the quarter ended March 31, 2021, approximately 89% of our shipboard employees were covered by collective bargaining agreements. A dispute under our collective bargaining agreements could result in a work stoppage of those employees covered by the agreements. We may not be able to satisfactorily renegotiate these collective bargaining agreements when they expire. In addition, existing collective bargaining agreements may not prevent a strike or work stoppage on our ships. We may also be subject to or affected by work stoppages unrelated to our business or collective bargaining agreements. Any such work stoppages or potential work stoppages could have a material adverse effect on our financial results, as could a loss of key employees, our inability to recruit or retain qualified personnel or disruptions among our personnel.
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
We are exposed to cyber security attacks, which have significantly increased in frequency and complexity, and data breaches, including the risks and costs associated with protecting our systems and maintaining integrity and security of our business information, as well as personal data of our guests, employees and business partners.
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
In addition, we are also subject to various risks associated with the collection, handling, storage and transmission of sensitive information. In the course of doing business, we collect large volumes of employee, customer and other third-party data, including personally identifiable information and individual credit data, for various business purposes. Although we have policies and procedures in place to safeguard such sensitive information, this information has been and could be subject to cyber security attacks and the aforementioned risks. We are subject to federal, state and international laws (including the European Union General Data Protection Regulation), as well as industry standards, relating to the collection, use, retention, security and transfer of personally identifiable information and individual credit data. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between the Company and its subsidiaries, and among the Company, its subsidiaries and other parties with which the Company has commercial relations. Several jurisdictions have passed laws in this area, and other jurisdictions are considering imposing additional restrictions. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. Complying with emerging and changing international requirements has caused, and may cause us to incur substantial costs or require us to change our business practices. If we fail to comply with the various applicable data collection and privacy laws, we could be exposed to fines, penalties, restrictions, litigation or other expenses, and our business could be adversely impacted.
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
The following table provides information about our repurchase of common stock during the quarter ended March 31, 2021,

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2021 - January 31,2021	—	—	—	$—
February 1, 2021 - February 28, 2021	—	—	—	$—
March 1, 2021 - March 31, 2021	83,212	23.66	—	$—
Total	83,212	$23.66
(1) Includes shares related to employee stock plans; primarily 60,011 performance shares issued that did not vest as the performance criteria was not met and were repurchased at par value of $0.01 per share. Additionally, shares were withheld by us to cover withholding taxes due at the election of certain holders.

Item 6. Exhibits

4.1
Indenture, dated March 29, 2021, among the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, principal paying agent, transfer agent, registrar and security agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 30, 2021).

10.1
Amendment to the Amended and Restated Credit Agreement, dated as of February 12, 2021, among the Company, the various financial institutions party thereto and Nordea Bank ABP, New York Branch as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 18, 2021).

10.2
Amendment to the Amended and Restated Credit Agreement, dated as of February 12, 2021, among the Company, the various financial institutions party thereto and The Bank of Nova Scotia as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 18, 2021).

10.3
Amendment to Term Loan Agreement, dated as of February 12, 2021, among the Company, the various financial institutions party thereto and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 18, 2021).

10.4
Amendment No. 2 in connection with the Credit Agreement in respect of Icon 1—Hull 1400, dated as of 15 February 2021, between the Company, the lenders party thereto, KfW IPEX-Bank GmbH, as Hermes agent and facility agent, BNP Paribas Fortis SA/NV as Finnvera agent, the banks and financial institutions listed therein as initial mandated lead arranger, other mandated lead arrangers or lead arrangers and the banks and financial institutions listed therein as lenders (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 18, 2021).

10.5
Amendment No. 2 in connection with the Credit Agreement in respect of Icon 2—Hull 1401, dated as of 15 February 2021, between the Company, the lenders party thereto, KfW IPEX-Bank GmbH, as Hermes agent and facility agent, BNP Paribas Fortis SA/NV as Finnvera agent, the banks and financial institutions listed therein as initial mandated lead arranger, other mandated lead arrangers or lead arrangers and the banks and financial institutions listed therein as lenders (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 18, 2021).

10.6
Amendment No. 1 in connection with the Credit Agreement in respect of Icon 3—Hull 1402, dated as of 15 February 2021, between the Company, the lenders party thereto, KfW IPEX-Bank GmbH, as Hermes agent, facility agent, initial mandated lead arranger and sole book runner and the banks and financial institutions listed therein as lenders and residual risk guarantors (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 18, 2021).

10.7
Amendment No. 5 in connection with the Credit Agreement in respect of “CELEBRITY ECLIPSE” – Hull S-677, dated as of February 17, 2021, between Royal Caribbean Cruises Ltd., KfW IPEX-GmbH as administrative agent and Hermes agent and the banks and financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 23, 2021).

10.8
Amendment No. 5 in connection with the Credit Agreement in respect of “CELEBRITY EQUINOX” – Hull S-676, dated as of February 17, 2021, between Royal Caribbean Cruises Ltd., KfW IPEX-GmbH as administrative agent and Hermes agent and the banks and financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 23, 2021).

10.9
Amendment No. 5 in connection with the Credit Agreement in respect of “CELEBRITY REFLECTION” – Hull S-691, dated as of February 17, 2021, between Royal Caribbean Cruises Ltd., KfW IPEX-GmbH as administrative agent and Hermes agent and the banks and financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 23, 2021).

10.10
Amendment No. 5 in connection with the Credit Agreement in respect of “CELEBRITY SILHOUETTE” – Hull S-679, dated as of February 17, 2021, between Royal Caribbean Cruises Ltd., KfW IPEX-GmbH as administrative agent and Hermes agent and the banks and financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 23, 2021).

10.11
Amendment No. 5 in connection with the Credit Agreement in respect of “ODYSSEY OF THE SEAS” – Hull S-713, dated as of February 18, 2021, between Royal Caribbean Cruises Ltd., KfW IPEX-GmbH as administrative agent and Hermes agent and the banks and financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 23, 2021).

10.12
Amendment No. 5 in connection with the Credit Agreement in respect of “CELEBRITY SOLSTICE” – Hull S-675, dated as of February 18, 2021, between Royal Caribbean Cruises Ltd., KfW IPEX-GmbH as administrative agent and Hermes agent and the banks and financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 23, 2021).

10.13
Amendment No. 5 in connection with the Credit Agreement in respect of “SPECTRUM OF THE SEAS” – Hull S-700, dated as of February 17, 2021, between Royal Caribbean Cruises Ltd., KfW IPEX-GmbH as administrative agent and Hermes agent and the banks and financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 23, 2021).

10.14
Amendment No. 8 in connection with the Credit Agreement in respect of “ANTHEM OF THE SEAS” – Hull S-698, dated as of February 18, 2021, between Royal Caribbean Cruises Ltd., KfW IPEX-GmbH as administrative agent and Hermes agent and the banks and financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on February 23, 2021).

10.15
Amendment No. 8 in connection with the Credit Agreement in respect of “QUANTUM OF THE SEAS” – Hull S-697, dated as of February 18, 2021, between Royal Caribbean Cruises Ltd., KfW IPEX-GmbH as administrative agent and Hermes agent and the banks and financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on February 23, 2021).

10.16
Amendment No. 5 in connection with the Credit Agreement in respect of “OVATION OF THE SEAS” – Hull S-699, dated as of February 18, 2021, between Royal Caribbean Cruises Ltd., KfW IPEX-GmbH as administrative agent and Hermes agent and the banks and financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on February 23, 2021).

10.17
Amendment Agreement in connection with the Credit Agreement in respect of “CELEBRITY EDGE” (ex. Hull J34), dated as of February 18, 2021 between Royal Caribbean Cruises Ltd., Citibank N.A., London Branch as global coordinator, SMBC Bank International plc as ECA agent, Citibank Europe plc, UK Branch, as facility agent, the banks and financial institutions listed therein as the mandated lead arrangers and the banks and financial institutions listed as lenders party thereto (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on February 23, 2021).

10.18
Amendment Agreement in connection with the Credit Agreement in respect of “CELEBRITY APEX” (ex. Hull K34), dated as of February 18, 2021 between Royal Caribbean Cruises Ltd., Citibank N.A., London Branch as global coordinator, SMBC Bank International plc as ECA agent, Citibank Europe plc, UK Branch, as facility agent, the banks and financial institutions listed therein as the mandated lead arrangers and the banks and financial institutions listed as lenders party thereto (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on February 23, 2021).

10.19
Sixth Amendment and Restatement Agreement in connection with the Credit Agreement in respect of “HARMONY OF THE SEAS” (ex Hull A34) (EUR-denominated facility), dated as of February 19, 2021, between Royal Caribbean Cruises Ltd, Société Générale as facility agent, the banks and financial institutions listed therein as mandated lead arrangers and the banks and financial institutions listed as lenders party thereto (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on February 23, 2021).

10.20
Fifth Amendment and Restatement Agreement in connection with the Credit Agreement in respect of “HARMONY OF THE SEAS” (ex Hull A34) (USD-denominated facility), dated as of February 19, 2021, between Royal Caribbean Cruises Ltd, Société Générale as facility agent, the banks and financial institutions listed therein as mandated lead arrangers and the banks and financial institutions listed as lenders party thereto (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on February 23, 2021).

10.21
Amendment Agreement in connection with the Credit Agreement in respect of “SYMPHONY OF THE SEAS” (ex. Hull B34), dated as of February 17, 2021 between Royal Caribbean Cruises Ltd., Citibank N.A., London Branch as global coordinator, SMBC Bank International plc as ECA agent, Citibank Europe plc, UK Branch, as facility agent, the banks and financial institutions listed therein as the mandated lead arrangers and the banks and financial institutions listed as lenders party thereto (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on February 23, 2021).

10.22
Amendment No. 6 in connection with the Credit Agreement in respect of “Odyssey of the Seas” – Hull S-713, dated as of March 10, 2021, between the Company, Kfw IPEX-Bank GmbH as facility agent and Hermes agent, the banks and financial institutions party thereto as mandated lead arrangers and the banks and financial institutions listed therein as lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 16, 2021).

10.23
Amendment No. 3 in connection with the Credit Agreement in respect of “ICON 1” – Hull 1400, dated as of March 16, 2021, between the Company, KfW IPEX-Bank GmbH as facility agent and Hermes agent, BNP Paribas Fortis SA/NV as Finnvera agent, the banks and financial institutions party thereto as mandated lead arrangers and the banks and financial institutions listed therein as lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 19, 2021).

10.24
Amendment No. 3 in connection with the Credit Agreement in respect of “ICON 2” – Hull 1401, dated as of March 16, 2021, between the Company, KfW IPEX-Bank GmbH as facility agent and Hermes agent, BNP Paribas Fortis SA/NV as Finnvera agent, the banks and financial institutions party thereto as mandated lead arrangers and the banks and financial institutions listed therein as lenders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 19, 2021).

10.25
Amendment No. 2 in connection with the Credit Agreement in respect of “ICON 3” - Hull 1402, dated as of March 18, 2021, between the Company, KfW IPEX-Bank GmbH as facility agent and Hermes agent, KfW IPEX-Bank GmbH as the mandated lead arranger, the banks and financial institutions party thereto as mandated lead arrangers and the banks and financial institutions listed therein as lenders (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 19, 2021).

10.26
Amendment No. 2 in connection with the Credit Agreement in respect of Hull S-719, dated March 26, 2021, by and among Silversea Cruise Holding Ltd., the Company, KfW IPEX-Bank GmbH as facility agent and Hermes agent and the banks and financial institutions listed in Schedule 1 thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 1, 2021).

10.27
Amendment No. 2 in connection with the Credit Agreement in respect of Hull S-720, dated March 26, 2021, by and among Silversea Cruise Holding Ltd., the Company, KfW IPEX-Bank GmbH as facility agent and Hermes agent and the banks and financial institutions listed in Schedule 1 thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 1, 2021).

10.28
Amended and Restated Credit Agreement, dated March 30, 2021, by and among the Company, the various financial institutions as are or shall be parties thereto and Nordea Bank AB (PUBL) New York branch, as administrative agent for the lender parties (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 1, 2021).

10.29
Amended and Restated Term Loan Agreement, dated as of March 30, 2021, by and among the Company, the various financial institutions party thereto and Bank of America NA. as administrative agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 1, 2021).

10.30
Underwriting Agreement, dated March 1, 2021, among the Company and Morgan Stanley & Co. LLC and BofA Securities, Inc., as representatives of the several underwriters listed in Schedule 1 thereto (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on March 3, 2021)

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
Interactive Data File
101                         The following financial statements of Royal Caribbean Cruises Ltd. for the period ended March 31, 2021, formatted in iXBRL (Inline extensible Reporting Language) are filed herewith:
(i)                     the Consolidated Statements of Comprehensive Income (Loss) for the quarter ended March 31, 2021 and 2020;
(ii)    the Consolidated Balance Sheets at March 31, 2021 and December 31, 2020;
(iii)                the Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020; and
(iv)                   the Notes to the Consolidated Financial Statements, tagged in summary and detail.
104      Cover page interactive data file (the cover page XBRL tags are embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL CARIBBEAN CRUISES LTD.
(Registrant)

/s/ JASON T. LIBERTY
Jason T. Liberty
Executive Vice President, Chief Financial Officer
April 29, 2021	(Principal Financial Officer and duly authorized signatory)