Form 10-Q
period 2021-06-30
ROYAL CARIBBEAN CRUISES LTD
filed 2021-08-05
CIK 884887

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
There were 254,694,208 shares of common stock outstanding as of July 30, 2021

Table of Contents

ROYAL CARIBBEAN CRUISES LTD.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited; in thousands, except per share data)

	Quarter Ended June 30,
	2021	2020
Passenger ticket revenues	$22,785	$107,022
Onboard and other revenues	28,129	68,583
Total revenues	50,914	175,605
Cruise operating expenses:
Commissions, transportation and other	5,188	28,824
Onboard and other	8,598	21,579
Payroll and related	167,640	243,877
Food	17,196	27,483
Fuel	59,109	79,192
Other operating	167,099	279,465
Total cruise operating expenses	424,830	680,420
Marketing, selling and administrative expenses	285,558	301,418
Depreciation and amortization expenses	323,439	319,757
Impairment and credit losses	40,621	156,497
Operating Loss	(1,023,534)	(1,282,487)
Other income (expense):
Interest income	4,670	5,206
Interest expense, net of interest capitalized	(304,811)	(218,889)
Equity investment loss	(48,088)	(51,853)
Other income (expense)	24,508	(83,825)
	(323,721)	(349,361)
Net Loss	(1,347,255)	(1,631,848)
Less: Net Income attributable to noncontrolling interest	—	7,444
Net Loss attributable to Royal Caribbean Cruises Ltd.	$(1,347,255)	$(1,639,292)
Loss per Share:
Basic	$(5.29)	$(7.83)
Diluted	$(5.29)	$(7.83)
Weighted-Average Shares Outstanding:
Basic	254,577	209,385
Diluted	254,577	209,385
Comprehensive Loss
Net Loss	$(1,347,255)	$(1,631,848)
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,489)	26,337
Change in defined benefit plans	(3,088)	(6,278)
Gain on cash flow derivative hedges	51,476	124,331
Total other comprehensive income	44,899	144,390
Comprehensive Loss	(1,302,356)	(1,487,458)
Less: Comprehensive Income attributable to noncontrolling interest	—	7,444
Comprehensive Loss attributable to Royal Caribbean Cruises Ltd.	$(1,302,356)	$(1,494,902)

The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited; in thousands, except per share data)

	Six Months Ended June 30,
	2021	2020
Passenger ticket revenues	$43,629	$1,483,873
Onboard and other revenues	49,299	724,482
Total revenues	92,928	2,208,355
Cruise operating expenses:
Commissions, transportation and other	8,137	345,953
Onboard and other	13,079	145,297
Payroll and related	264,276	574,267
Food	25,668	148,799
Fuel	100,931	273,460
Other operating	296,226	703,463
Total cruise operating expenses	708,317	2,191,239
Marketing, selling and administrative expenses	543,599	697,308
Depreciation and amortization expenses	633,605	644,087
Impairment and credit losses	40,172	1,264,615
Operating Loss	(1,832,765)	(2,588,894)
Other income (expense):
Interest income	9,531	10,740
Interest expense, net of interest capitalized	(577,325)	(311,800)
Equity investment loss	(107,959)	(62,245)
Other income (expense)	29,541	(116,684)
	(646,212)	(479,989)
Net Loss	(2,478,977)	(3,068,883)
Less: Net Income attributable to noncontrolling interest	—	14,888
Net Loss attributable to Royal Caribbean Cruises Ltd.	$(2,478,977)	$(3,083,771)
Loss per Share:
Basic	$(9.96)	$(14.74)
Diluted	$(9.96)	$(14.74)
Weighted-Average Shares Outstanding:
Basic	248,823	209,241
Diluted	248,823	209,241
Comprehensive Loss
Net Loss	$(2,478,977)	$(3,068,883)
Other comprehensive income (loss):
Foreign currency translation adjustments	6,233	36,627
Change in defined benefit plans	7,375	(13,867)
Gain (loss) on cash flow derivative hedges	61,778	(176,274)
Total other comprehensive income (loss)	75,386	(153,514)
Comprehensive Loss	(2,403,591)	(3,222,397)
Less: Comprehensive Income attributable to noncontrolling interest	—	14,888
Comprehensive Loss attributable to Royal Caribbean Cruises Ltd.	$(2,403,591)	$(3,237,285)
The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of
	June 30,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$4,250,369	$3,684,474
Trade and other receivables, net of allowances of $4,459 and $3,867 at June 30, 2021 and December 31, 2020, respectively	345,055	284,149
Inventories	132,888	118,703
Prepaid expenses and other assets	224,688	154,339
Derivative financial instruments	56,230	70,082
Total current assets	5,009,230	4,311,747
Property and equipment, net	25,872,907	25,246,595
Operating lease right-of-use assets	559,508	599,985
Goodwill	809,435	809,480
Other assets, net of allowances of $85,369 and $81,580 at June 30, 2021 and December 31, 2020, respectively	1,440,882	1,497,380
Total assets	$33,691,962	$32,465,187
Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$970,627	$961,768
Commercial paper	—	409,319
Current portion of operating lease liabilities	84,842	102,677
Accounts payable	384,683	353,422
Accrued interest	270,343	252,668
Accrued expenses and other liabilities	552,992	615,750
Derivative financial instruments	52,723	56,685
Customer deposits	2,363,505	1,784,832
Total current liabilities	4,679,715	4,537,121
Long-term debt	20,078,789	17,957,956
Long-term operating lease liabilities	533,551	563,876
Other long-term liabilities	515,892	645,565
Total liabilities	25,807,947	23,704,518

Shareholders’ equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized, 282,575,446 and 265,198,371 shares issued, June 30, 2021 and December 31, 2020, respectively)	2,826	2,652
Paid-in capital	7,527,305	5,998,574
Retained earnings	3,083,798	5,562,775
Accumulated other comprehensive loss	(663,955)	(739,341)
Treasury stock (27,882,987 and 27,799,775 common shares at cost, June 30, 2021 and December 31, 2020, respectively)	(2,065,959)	(2,063,991)
Total shareholders’ equity	7,884,015	8,760,669
Total liabilities and shareholders’ equity	$33,691,962	$32,465,187

The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Six Months Ended June 30,
	2021	2020
Operating Activities
Net Loss	$(2,478,977)	$(3,068,883)
Adjustments:
Depreciation and amortization	633,605	644,087
Impairment and credit losses	40,172	1,264,615
Net deferred income tax benefit	(8,450)	(2,666)
(Gain) loss on derivative instruments not designated as hedges	(16,163)	84,280
Share-based compensation expense	35,562	8,764
Equity investment loss	107,959	62,245
Amortization of debt issuance costs	72,500	28,807
Amortization of debt discounts and premiums	56,609	6,668
(Gain) loss on extinguishment of debt	(3,156)	40,335
Currency translation adjustment losses	—	69,044
Change in fair value of contingent consideration	—	(44,605)
Changes in operating assets and liabilities:
(Increase) decrease in trade and other receivables, net	(180,562)	94,873
(Increase) decrease in inventories	(17,191)	9,511
(Increase) decrease in prepaid expenses and other assets	(75,213)	249,481
Increase in accounts payable	38,073	118,398
Increase in accrued interest	17,675	52,114
Decrease in accrued expenses and other liabilities	(123,028)	(17,110)
Increase (decrease) in customer deposits	629,285	(1,622,721)
Dividends received from unconsolidated affiliates	—	1,991
Other, net	1,746	(28,051)
Net cash used in operating activities	(1,269,554)	(2,048,823)
Investing Activities
Purchases of property and equipment	(1,286,175)	(1,391,891)
Cash received on settlement of derivative financial instruments	24,766	1,558
Cash paid on settlement of derivative financial instruments	(34,121)	(117,518)
Investments in and loans to unconsolidated affiliates	(70,084)	(87,943)
Cash received on loans to unconsolidated affiliates	20,127	10,241
Proceeds from the sale of property and equipment and other assets	175,439	5,256
Other, net	(13,627)	(11,180)
Net cash used in investing activities	(1,183,675)	(1,591,477)
Financing Activities
Debt proceeds	3,144,077	12,672,189
Debt issuance costs	(110,760)	(276,995)
Repayments of debt	(1,185,490)	(3,424,387)
Proceeds from issuance of commercial paper notes	—	6,765,739
Repayments of commercial paper notes	(414,570)	(7,837,635)
Dividends paid	—	(326,421)
Proceeds from common stock issuances	1,621,860	—
Other, net	(36,125)	(28,284)
The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Six Months Ended June 30,
	2021	2020
Net cash provided by financing activities	3,018,992	7,544,206
Effect of exchange rate changes on cash	132	(953)
Net increase in cash and cash equivalents	565,895	3,902,953
Cash and cash equivalents at beginning of period	3,684,474	243,738
Cash and cash equivalents at end of period	$4,250,369	$4,146,691
Supplemental Disclosure
Cash paid during the period for:
Interest, net of amount capitalized	$382,461	$153,078
Non-cash Investing Activities
Notes receivable issued upon sale of property and equipment and other assets	$16,000	$53,419
Purchase of property and equipment included in accounts payable and accrued expenses and other liabilities	$33,207	$64,326

The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited; in thousands)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at April 1, 2021	$2,824	$7,513,318	$4,431,053	$(708,854)	$(2,065,959)	$9,172,382
Activity related to employee stock plans	2	14,116	—	—	—	14,118
Common stock issuance	—	(129)	—	—	—	(129)
Changes related to cash flow derivative hedges	—	—	—	51,476	—	51,476
Change in defined benefit plans	—	—	—	(3,088)	—	(3,088)
Foreign currency translation adjustments	—	—	—	(3,489)	—	(3,489)
Net Loss attributable to Royal Caribbean Cruises Ltd.	—	—	(1,347,255)	—	—	(1,347,255)
Balance at June 30, 2021	$2,826	$7,527,305	$3,083,798	$(663,955)	$(2,065,959)	$7,884,015

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at January 1, 2021	$2,652	$5,998,574	$5,562,775	$(739,341)	$(2,063,991)	$8,760,669
Activity related to employee stock plans	4	32,754	—	—	—	32,758
Common stock issuance	170	1,495,977	—	—	—	1,496,147
Changes related to cash flow derivative hedges	—	—	—	61,778	—	61,778
Change in defined benefit plans	—	—	—	7,375	—	7,375
Foreign currency translation adjustments	—	—	—	6,233	—	6,233
Purchase of treasury stock	—	—	—	—	(1,968)	(1,968)
Net Loss attributable to Royal Caribbean Cruises Ltd.	—	—	(2,478,977)	—	—	(2,478,977)
Balance at June 30, 2021	$2,826	$7,527,305	$3,083,798	$(663,955)	$(2,065,959)	$7,884,015

The accompanying notes are an integral part of these consolidated financial statements
6

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited; in thousands)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at April 1, 2020	$2,372	$3,473,253	$9,915,758	$(1,095,617)	$(2,063,991)	$10,231,775
Activity related to employee stock plans	—	18,047	—	—	—	18,047
Equity component of convertible notes, net of issuance costs	—	208,988	—	—	—	208,988
Changes related to cash flow derivative hedges	—	—	—	124,331	—	124,331
Change in defined benefit plans	—	—	—	(6,278)	—	(6,278)
Foreign currency translation adjustments	—	—	(3)	26,337	—	26,334
Net loss attributable to Royal Caribbean Cruises Ltd.	—	—	(1,639,292)	—	—	(1,639,292)
Balance at June 30, 2020	$2,372	$3,700,288	$8,276,463	$(951,227)	$(2,063,991)	$8,963,905

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at January 1, 2020	$2,365	$3,493,959	$11,523,326	$(797,713)	$(2,058,091)	$12,163,846
Activity related to employee stock plans	7	(8,559)	—	—	—	(8,552)
Equity component of convertible notes, net of issuance costs	—	208,988	—	—	—	208,988
Common stock dividends, $0.78 per share	—	—	(163,089)	—	—	(163,089)
Changes related to cash flow derivative hedges	—	—	—	(176,274)	—	(176,274)
Change in defined benefit plans	—	—	—	(13,867)	—	(13,867)
Foreign currency translation adjustments	—	—	(3)	36,627	—	36,624
Purchases of treasury stock	—	5,900	—	—	(5,900)	—
Net loss attributable to Royal Caribbean Cruises Ltd.	—	—	(3,083,771)	—	—	(3,083,771)
Balance at June 30, 2020	$2,372	$3,700,288	$8,276,463	$(951,227)	$(2,063,991)	$8,963,905
The accompanying notes are an integral part of these consolidated financial statements
7

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
Note 1. General
Description of Business
We are a global cruise company. We own and operate three global cruise brands: Royal Caribbean International, Celebrity Cruises and Silversea Cruises (collectively, our "Global Brands"). We also own 50% of TUI Cruises GmbH ("TUIC"), which operates the German brands TUI Cruises and Hapag-Lloyd Cruises (collectively, our "Partner Brands"). We account for our investment in TUIC under the equity method of accounting. Together, our Global Brands and our Partner Brands operate a combined 60 ships as of June 30, 2021. Our ships offer a selection of worldwide itineraries that call on more than 1,000 destinations on all seven continents.
Management's Plan and Liquidity
We voluntarily suspended our global cruise operations effective March 2020 in response to the COVID-19 outbreak. We have restarted our global cruise operations in a phased manner, following the requirements and recommendations of regulatory agencies, with reduced guest occupancy, modified itineraries and enhanced health, safety and vaccination protocols.

Our Global Brands have returned to service from U.S. ports, and 12 of our ships have sailed or are expected to sail from U.S. ports by August 31, 2021. More broadly, a total of 36 of our 60 Global and Partner Brand ships have resumed sailing or have announced their intention to resume sailing by August 31, 2021.

Uncertainties remain as to the specifics, timing and costs of administering and implementing our health and safety measures, some of which may be significant. Based on our assessment of these requirements and recommendations, the status of COVID-19 infection and/or vaccination rates in the U.S. or globally or for other reasons, we may determine it necessary to cancel or modify certain of our Global Brands’ cruise sailings. We believe the impact to our global bookings resulting from COVID-19 will continue to have a material negative impact on our results of operations and liquidity, which may be prolonged beyond containment of the disease and its variants.

Significant events affecting travel, including COVID-19 and our gradual resumption of cruise operations, typically have an impact on the booking pattern for cruise vacations, with the full extent of the impact generally determined by the length of time the event influences travel decisions. The estimation of our future liquidity requirements include numerous assumptions that are subject to various risks and uncertainties. The principal assumptions used to estimate our future liquidity requirements consist of:

•Expected gradual resumption of cruise operations;
•Expected lower than comparable historical occupancy levels during the resumption of cruise operations; and
•Expected incremental spend for our resumption of cruise operations, including bringing our vessels out of layup status, returning our crew members to our ships and implementing and maintaining of health and safety protocols.

There can be no assurance that our assumptions and estimates are accurate due to possible variables, including, but not limited to, the uncertainties associated with regulatory requirements and recommendations, subsequent changes to and/or enforceability of those requirements and recommendations, our ability to meet the requirements and recommendations, and whether efforts by countries to contain the disease and its variants will further restrict our ability to resume operations. We have implemented a number of proactive measures to mitigate the financial and operational impacts of COVID-19, including reduction of capital expenditures and operating expenses, the issuance of debt and shares of our common stock, the amendment of credit agreements to defer payments, the waiver and/or modification of covenant requirements and the suspension of dividend payments. Additionally, we expect to continue to pursue refinancing opportunities to reduce interest expense and extend maturities.
As of June 30, 2021, we had liquidity of $5.0 billion, consisting of cash and cash equivalents of $4.3 billion and a $0.7 billion 364-day term loan facility commitment available to draw through August 12, 2022. Our revolving credit facilities were mostly utilized through a combination of amounts drawn and letters of credit issued under the facilities as of June 30, 2021.
During the three months ended March 31, 2021, we extended our $1.0 billion unsecured loan due April 2022 and our $1.6 billion unsecured revolving credit facility due October 2022 to October 2023 and April 2024, respectively. As of June 30, 2021, we were in compliance with our financial covenants. Refer to Note 7. Debt for further information regarding the amendments made to our debt facilities and credit card processing agreements, including related covenants, and for further discussion of our 2021 financing activities.
Based on our assumptions regarding the impact of COVID-19 and our resumption of operations, as well as our present financial condition, we believe that we have sufficient financial resources to fund our obligations for at least the next twelve months from the issuance of these financial statements.
Basis for Preparation of Consolidated Financial Statements
The unaudited consolidated financial statements are presented pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, these statements include all adjustments necessary for a fair statement of the results of the interim periods reported herein. Adjustments consist only of normal recurring items, except for any items discussed in the notes below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted as permitted by such Securities and Exchange Commission rules and regulations. Estimates are required for the preparation of financial statements in accordance with these principles. Actual results could differ from these estimates. Refer to Note 2. Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of our significant accounting policies.
All significant intercompany accounts and transactions are eliminated in consolidation. We consolidate entities over which we have control, usually evidenced by a direct ownership interest of greater than 50%, and variable interest entities where we are determined to be the primary beneficiary. Refer to Note 6. Other Assets for further information regarding our variable interest entities. We consolidate the operating results of Silversea Cruises on a three-month reporting lag to allow for more timely preparation of our consolidated financial statements. No material events or other transactions involving Silversea Cruises have occurred from March 31, 2021 through June 30, 2021, with the exception of the full repayment of the Silversea Cruises 7.25% senior secured notes, in the amount of $619.8 million, in addition to payment of the related call premiums, accrued interest and fees in June of 2021, which are reported in our consolidated financial statements as of and for the quarter ended June 30, 2021.
For affiliates we do not control but over which we have significant influence on financial and operating policies, usually evidenced by a direct ownership interest from 20% to 50%, the investment is accounted for using the equity method.
Effective March 19, 2021, we sold our wholly-owned brand, Azamara Cruises ("Azamara"), including its three-ship fleet and associated intellectual property, to Sycamore Partners for $201 million, before closing adjustments. The sale of Azamara does not represent a strategic shift that will have a major effect on our operations and financial results, as we continue to provide similar itineraries to and source passengers from the markets served by the Azamara business. Therefore, the sale of Azamara did not meet the criteria for discontinued operations reporting. Effective March 19, 2021, we no longer consolidate Azamara's balance sheet nor recognize its results of operations in our consolidated financial statements. We recognized an immaterial gain on the sale during the quarter ended March 31, 2021 and have agreed to provide certain transition services to Azamara for a period of time for a fee.

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
Reclassifications
For the six months ended June 30, 2021, we separately presented Amortization of debt discounts and premiums, which includes amortization of commercial paper notes discount, in our consolidated statements of cash flows within Operating Activities. As a result, the prior year amortization amounts were reclassified from Other, net within Operating Activities to conform to the current year presentation. Also, for the six months ended June 30, 2021, we no longer separately present Proceeds from exercise of common stock options in our consolidated statements of cash flows. As a result, the prior year amounts were reclassified to Other, net within Financing Activities to conform to the current year presentation.

Note 3. Impairments and Credit Losses
Starting in early 2020, the challenges related to COVID-19 have significantly impacted our expected investments, operating plans and projected cash flows. Refer to Note 1. General for further information regarding COVID-19 and its impact to the Company. As a result of these events, we performed interim impairment evaluations during 2020 on certain assets.
During the quarter and six months ended June 30, 2020, we recognized combined impairment and credit losses of $156.5 million and $1.3 billion, respectively, which are reported within Impairment and credit losses within our consolidated statements of comprehensive loss. For the quarter ended June 30, 2020, we recognized impairment losses of $64.9 million primarily related to our property and equipment, net and right-of-use assets. We recognized impairment losses of $1.1 billion during the six months ended June 30, 2020 primarily related to goodwill, trademarks and trade names, property and equipment, net and right-of-use assets. The credit losses of $91.6 million and $129.7 million recognized during the quarter and six months ended June 30, 2020, respectively, related to our notes receivable.
In addition, an impairment charge of $39.7 million related to our equity investments was recognized in earnings during the quarter ended March 31, 2020 and is reported within Equity investment loss within our consolidated statements of comprehensive loss for the six months ended June 30, 2020.
For the quarter ended March 31, 2021, we had no indication of impairment or credit losses. During the quarter ended June 30, 2021, we determined that certain construction in progress projects would be reduced in scope or would no longer be completed due to the impact COVID-19 has had on our operations. This led to an impairment of $40.6 million of construction in progress assets previously reported in Property and equipment, net. This impairment charge was reported within Impairment and Credit Losses in our consolidated statements of comprehensive loss for the three and six months ended June 30, 2021.

The adverse impact COVID-19 will continue to have on our business, operating results, cash flows and overall financial condition is uncertain and may result in changes to the assumptions used in the impairment tests, which may result in additional impairments to these assets in the future.

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
Passenger ticket revenues include charges to our guests for port costs that vary with passenger head counts. These type of port costs, along with port costs that do not vary by passenger head counts, are included in our cruise operating expenses. The amounts of port costs charged to our guests and included within Passenger ticket revenues on a gross basis were $3.2 million for the quarter ended June 30, 2021 compared to no port costs charged for the quarter ended June 30, 2020. Port costs charged to our guest and included within Passenger ticket revenues were $4.7 million and $124.5 million for the six months ended June 30, 2021 and 2020, respectively.
Our total revenues also include Onboard and other revenues, which historically have consisted primarily of revenues from the sale of goods and services onboard our ships that are not included in passenger ticket prices. We receive payment before or concurrently with the transfer of these goods and services to passengers during a cruise and recognize revenue at the time of transfer over the duration of the related cruise.
As a practical expedient, we have omitted disclosures on our remaining performance obligations as the duration of our contracts with customers is less than a year.
Disaggregated Revenues
The following table disaggregates our total revenues by geographic regions where we provide cruise itineraries (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues by itinerary
North America(1)	$11,632	$25,574	$11,632	$1,350,147
Asia/Pacific(2)	19,317	38,539	49,202	400,937
Europe(3)	3,765	—	3,765	19,135
Other regions(4)	1,900	73,082	2,710	231,530
Total revenues by itinerary	36,614	137,195	67,309	2,001,749
Other revenues(5)	14,300	38,410	25,619	206,606
Total revenues	$50,914	$175,605	$92,928	$2,208,355
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
(5)Includes revenues primarily related to cancellation fees, vacation protection insurance, pre- and post-cruise tours and fees for operating certain port facilities. Amounts also include revenues related to our bareboat charter, which was terminated when Pullmantur Holdings filed for reorganization in Spain in 2020, and procurement and management related services we perform on behalf of our unconsolidated affiliates and third parties. Refer to Note 6. Other Assets for more information on our unconsolidated affiliates.

Passenger ticket revenues are attributed to geographic areas based on where the reservation originates. For the quarters ended June 30, 2021 and 2020, our guests were sourced from the following areas:

	Quarter Ended June 30,
	2021	2020
Passenger ticket revenues:
Singapore	54%	—%
United States	44%	61%
United Kingdom	—%	18%
China	—%	11%
All other countries (1)	2%	10%

	Six Months Ended June 30,
	2021	2020
Passenger ticket revenues:
Singapore	61%	—%
China	15%	3%
United States	23%	67%
All other countries (1)	1%	30%

(1)No other individual country's revenue exceeded 10% for the quarters and six months ended June 30, 2021 and 2020.
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

The current reduction in demand for cruising due to COVID-19 resulted in an unprecedented low level of advance bookings and the associated customer deposits received. At the same time, we have experienced significant cancellations as a result of the COVID-19 pandemic operations, which has led to issuance of refunds to customers, while the remainder have been rebooked on future cruises or received credits in lieu of cash refunds.

As of June 30, 2021, refunds due to customers mostly as a result of booking cancellations were $107.9 million compared to $95.8 million as of December 31, 2020. Due to the uncertainty around the return of demand for cruising, we are unable to estimate the amount of the June 30, 2021 customer deposits that will be recognized in earnings compared to amounts that will be refunded to customers or issued as a credit for future travel through the end of 2021. Customer deposits presented in our consolidated balance sheets include contract liabilities of $283.7 million and $124.8 million as of June 30, 2021 and December 31, 2020, respectively.
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
We have contract assets that are conditional rights to consideration for satisfying the construction services performance obligations under a service concession arrangement. As of June 30, 2021 and December 31, 2020, our contract assets were

$53.7 million and were included within Other assets in our consolidated balance sheets. Given the short duration of our cruises and our collection terms, we do not have any other significant contract assets.
Assets Recognized from the Costs to Obtain a Contract with a Customer
Prepaid travel agent commissions are an incremental cost of obtaining contracts with customers that we recognize as an asset and include within Prepaid expenses and other assets in our consolidated balance sheets. Prepaid travel agent commissions were $31.7 million as of June 30, 2021 and $1.1 million as of December 31, 2020. Substantially all of our prepaid travel agent commissions at December 31, 2020 were expensed and reported primarily within Commissions, transportation and other in our consolidated statements of comprehensive loss for the quarter ended June 30, 2021.
Note 5. (Loss) Per Share
A reconciliation between basic and diluted (loss) per share is as follows (in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net (Loss) attributable to Royal Caribbean Cruises Ltd. for basic and diluted loss per share	$(1,347,255)	$(1,639,292)	$(2,478,977)	$(3,083,771)
Weighted-average common shares outstanding	254,577	209,385	248,823	209,241
Diluted weighted-average shares outstanding	254,577	209,385	248,823	209,241
Basic (loss) per share	$(5.29)	$(7.83)	$(9.96)	$(14.74)
Diluted (loss) per share	$(5.29)	$(7.83)	$(9.96)	$(14.74)

There were approximately 445,000 and 449,000 antidilutive shares for the quarter and six months ended June 30, 2021, respectively, compared to 421,000 and 662,000 for the quarter and six months ended June 30, 2020, respectively.
Since the Company expects to settle in cash the principal outstanding on the convertible notes that mature in 2023, we currently use the treasury stock method when calculating their potential dilutive effect, if any. While the criteria for conversion of the convertible notes has not been met, the shares that would be issued upon conversion of the notes would be anti-dilutive for the quarter and six months ended June 30, 2021.

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
As of June 30, 2021, the net book value of our investment in TUIC was $488.9 million, primarily consisting of $347.1 million in equity and a loan of €111.0 million, or approximately $131.6 million based on the exchange rate at June 30, 2021. As of December 31, 2020, the net book value of our investment in TUIC was $538.4 million, primarily consisting of $387.5 million in equity and a loan of €118.9 million, or approximately $145.5 million based on the exchange rate at December 31, 2020. The loan, which was made in connection with the sale of Splendour of the Seas in April 2016, accrues interest at a rate of 6.25% per annum and is payable over 10 years. This loan is 50% guaranteed by TUI AG, our joint venture partner in TUIC, and is secured by a first priority mortgage on the ship. The majority of these amounts were included within Other assets in our consolidated balance sheets. During the quarter ended March 31, 2021, we and TUI AG each contributed €59.5 million, or approximately $69.9 million based on the exchange rate at March 31, 2021, of additional equity through a combination of cash contributions and conversion of existing receivables. In June 2021, Hapag-Lloyd Cruises received delivery of the Hanseatic Spirit, a 230 berth luxury expedition cruise vessel.
TUIC has various ship construction and financing agreements which include certain restrictions on each of our and TUI AG’s ability to reduce our current ownership interest in TUI Cruises below 37.55% through May 2033. Our investment amount and outstanding term loan are substantially our maximum exposure to loss in connection with our investment in TUIC.
TUI Cruises and Hapag-Lloyd Cruises, our Partner Brands, have been adversely affected by COVID-19, resulting in the suspension of the majority of the brands' cruise operations. TUI Cruises has resumed limited cruises and announced resumption of additional cruise operations in Europe. Hapag-Lloyd announced their resumption of cruise operation for the third quarter of 2021. The brands' suspension of operations during the COVID-19 pandemic has resulted in a material negative impact to the brands' results of operations and liquidity. The brands have executed cost containment actions and liquidity measures, including the issuance of new financing, such as the April 2021 issuance of €300.0 million senior unsecured bonds due in 2026, and the deferral of existing financing, to mitigate the impact of COVID-19 until normal operations resume.
We have determined that Pullmantur Holdings, in which we have a 49% noncontrolling interest and Springwater Capital LLC has a 51% interest, is a VIE for which we are not the primary beneficiary, as we do not have the power to direct the activities that most significantly impact the entity's economic performance. In 2020, Pullmantur Holdings and certain of its subsidiaries filed for reorganization under the terms of the Spanish insolvency laws due to the negative impact of COVID-19 on the companies, and on July 15, 2021 Pullmantur Holdings and certain of its subsidiaries filed for liquidation. We suspended the equity method of accounting for Pullmantur Holdings during the second quarter of 2020 as we do not intend to fund the entity's future losses and we lost our ability to exert significant influence over the entity's activities as a result of the liquidation process.

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

During the quarter ended March 31, 2020, we performed an impairment evaluation on our investment in Grand Bahama. As a result of the evaluation, we did not deem our investment balance to be recoverable and recorded an impairment charge of $30.1 million. The impairment assessment and the resulting charge on our equity method investment in Grand Bahama were determined based on management’s estimates and projections. We are currently recognizing our share of net accumulated equity method losses against the carrying value of our loans receivable from Grand Bahama.

As of June 30, 2021, we had exposure to credit loss in Grand Bahama consisting of a $12.7 million loan. Our loan to Grand Bahama matures March 2026 and bears interest at LIBOR plus 3.5% to 3.75%, capped at 5.75%. Interest payable on the loan is due on a semi-annual basis. During the three months ended March 31, 2021, we received principal and interest payments of $8.9 million related to a term loan that had fully matured. We did not receive principal and interest payments during the first half of 2020. The outstanding loan balance is included within Trade and other receivables, net and Other assets in our consolidated balance sheets.
We monitor credit risk associated with the loan through our participation on Grand Bahama’s board of directors along with our review of Grand Bahama’s financial statements and projected cash flows. Effective April 1, 2020, we placed the loans in non-accrual status based on our review of Grand Bahama's projected cash flows, which have been adversely affected by impacts to their operations caused by the 2019 crane accident related to Oasis of the Seas, Hurricane Dorian and most recently, COVID-19. During the quarter and six months ended June 30, 2021, no credit losses were recorded related to these loans.
For further information on the measurements used to estimate the fair value of our equity investments, refer to Note 12. Fair Value Measurements and Derivative Instruments.
The following tables set forth information regarding our investments accounted for under the equity method of accounting, including the entities discussed above (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Share of equity (loss) income from investments	$(48,088)	$(51,853)	$(107,959)	$(62,245)
Dividends received (1)	$—	$—	$—	$1,991
There were no dividends received from TUI Cruises for the quarters and six months ended June 30, 2021 and June 30, 2020.

	As of June 30, 2021	As of December 31, 2020
Total notes receivable due from equity investments	$144,288	$164,596
Less-current portion (1)	20,136	29,501
Long-term portion (2)	$124,152	$135,095
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

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$5,913	$2,807	$11,144	$10,218
Expenses	$1,715	$1,364	$2,990	$2,146

Credit Loss Allowance
We reviewed our notes receivable for credit losses in connection with the preparation of our financial statements as of June 30, 2021. In evaluating the allowance for loan losses, management considered factors such as historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions.

The following table summarizes our credit loss allowance related to receivables for the six months ended June 30, 2021 (in thousands):

Credit Loss Allowance
Beginning balance January 1, 2021	$85,447
Loss provision for receivables	4,663
Write-offs	(282)
Ending balance June 30, 2021	$89,828

Our credit loss allowance balance as of June 30, 2021, primarily relate to a $81.6 million loss provision recognized during 2020 on notes receivable related to a previous sale of property and equipment.

Note 7. Debt
Debt consist of the following (in thousands):

	Interest Rate (1)	Maturities Through	Quarter Ended June 30, 2021	Year Ended December 31, 2020
Fixed rate debt:
Unsecured senior notes	3.70% to 9.13%	2022 - 2028	$4,610,341	$2,464,994
Secured senior notes	10.88% to 11.50%	2023 - 2025	3,252,702	3,895,166
Unsecured term loans	2.53% to 5.41%	2021 - 2033	3,017,735	3,210,161
Convertible notes	2.88% to 4.25%	2023	1,506,634	1,454,488
Total fixed rate debt			12,387,412	11,024,809
Variable rate debt:
Unsecured revolving credit facilities (2)	1.38% to 1.78%	2022 - 2024	2,999,342	3,289,000
Unsecured UK Commercial paper	—	2021	—	409,319
USD unsecured term loan	0.59% to 3.33%	2021 - 2033	4,887,153	4,002,249
Euro unsecured term loan	1.15% to 2.25%	2021 - 2028	714,782	705,064
Total variable rate debt			8,601,277	8,405,632
Finance lease liabilities			427,755	213,365
Total debt (3)			21,416,444	19,643,806
Less: unamortized debt issuance costs			(367,028)	(314,763)
Total debt, net of unamortized debt issuance costs			21,049,416	19,329,043
Less—current portion including commercial paper			(970,627)	(1,371,087)
Long-term portion			$20,078,789	$17,957,956
(1) Interest rates based on outstanding loan balance as of June 30, 2021 and, for variable rate debt, include either LIBOR or EURIBOR plus the applicable margin.
(2) Includes $1.9 billion facility and $1.3 billion facility, the vast majority of which is due in 2024. Our $1.9 billion facility accrues interest at LIBOR plus a maximum interest rate margin of 1.30%, which interest was 1.45% as of June 30, 2021 and is subject to a facility fee of a maximum of 0.20%. Our $1.3 billion facility accrues interest at LIBOR plus a maximum interest rate margin of 1.70%, which interest was 1.85% as of June 30, 2021 and is subject to a facility fee of a maximum of 0.30%.
(3) At June 30, 2021 and December 31, 2020, the weighted average interest rate for total debt was 5.98% and 6.02%, respectively.

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
As of June 30, 2021, our aggregate revolving borrowing capacity was $3.2 billion and was mostly utilized through a combination of amounts drawn and letters of credit issued under the facilities. Certain of our surety agreements with third party providers for the benefit of certain agencies and associations that provide travel related bonds, allow the sureties to request collateral. We also have agreements with our credit card processors relating to customer deposits received by us for future voyages. These agreements allow the credit card processors to require us, under certain circumstances, to maintain a reserve that can be satisfied by posting collateral. As of June 30, 2021, we have posted letters of credit as collateral with our sureties and credit card processors under our revolving credit facilities in the amount of $164.2 million.

Executed amendments are in place for the majority of our credit card processors, waiving reserve requirements tied to breach of our financial covenants through at least September 30, 2022, and as such, we do not anticipate any incremental collateral requirements for the processors covered by these waivers in the next 12 months. We have a reserve with a processor where the agreement was amended in the first quarter of 2021, such that proceeds are withheld in reserve until the sailing takes place or the funds are refunded to the customer. The maximum projected cash exposure with the processor, including amounts currently withheld and reported in Trade and other receivables, is approximately $210.6 million. The amount and timing are dependent on future factors that are uncertain, such as the dates when our various ships return to operations, volume and value of future deposits and whether we transfer our business to other processors. If we require additional waivers on the credit card processing agreements and are not able to obtain them, this could lead to the termination of these agreements or the trigger of reserve requirements.
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

In March 2021, we extended our binding commitment for a $700.0 million term loan facility by one year. As amended, we may draw on the facility at any time prior to August 12, 2022. Once drawn, the loan will bear interest at LIBOR plus 3.75% and will mature 364 days from funding. In addition, the facility, once drawn, will be guaranteed by RCI Holdings, LLC, our wholly owned subsidiary that owns the equity interests in subsidiaries that own seven of our vessels. We have the ability to increase the capacity of the facility by an additional $300.0 million from time to time subject to the receipt of additional or increased commitments and the issuance of guarantees from additional subsidiaries.

We repaid in full £300.0 million of Sterling-denominated notes issued under the Joint HM Treasury and Bank of England’s COVID Corporate Financing Facility and a $130 million term loan during the first and second quarters of 2021, respectively.

In June 2021, we issued $650.0 million of senior unsecured notes due in 2026 (the "Unsecured Notes") for net proceeds of approximately $640.6 million. Interest accrues on the Unsecured Notes at a fixed rate of 4.25% and is payable semi-annually. We fully repaid the Silversea Cruises 7.25% Senior Secured Notes due in 2025 (the "Silversea Notes"), in the amount of $619.8 million, with a portion of the proceeds from the Unsecured Notes. We also funded call premiums, fees and expenses in connection with the redemption of the Silversea Notes with proceeds from the Unsecured Notes.
During the first quarter of 2021, we amended $4.9 billion of our non-export credit facilities and certain of our credit card processing agreements to extend the waiver of the financial covenants through and including the third quarter of 2022 or, if earlier, the date falling after January 1, 2022 on which we elect to comply with the modified covenants. Pursuant to the amendments, we have modified the manner in which such covenants are calculated (temporarily in certain cases and permanently in others) as well as the levels at which our net debt to capitalization covenant will be tested during the period commencing immediately following the end of the waiver period and continuing through the end of 2023. As of June 30, 2021, the monthly-tested minimum liquidity covenant was $350 million for the duration of the waiver period. As of the date of these financial statements, we were in compliance with the applicable minimum liquidity covenant. Pursuant to these amendments, the restrictions on paying cash dividends and effectuating share repurchases were extended through and including the third quarter of 2022.
During the first quarter of 2021, we also amended $6.3 billion of our export credit facilities to extend the waiver of the financial covenants through and including at least the end of the third quarter of 2022. These amendments defer $1.15 billion of principal payments due between April 2021 and April 2022. The deferred amounts will be repayable semi-annually over a five-

year period starting in April 2022. Pursuant to these amendments, we have agreed to implement the same liquidity covenant that applies in our non-export credit facilities. The amendments provide for mandatory prepayment of the deferred amounts upon the taking of certain actions. Subject to a number of carve outs, these include, but are not limited to, the issuance of dividends, the completion of share repurchases, issuances of debt other than for crisis and recovery purposes, the making of loans and the sale of assets other than at arm’s length.
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
Under certain of our agreements, the contractual interest rate, facility fee and/or export credit agency fee vary with our debt rating. On February 25, 2021, S&P Global downgraded our senior unsecured rating from B+ to B, which had no financial impact, and downgraded our $3.32 billion Senior Secured Notes and our Silversea Notes (which were fully repaid in June 2021 with proceeds from the $650 million Unsecured Notes) from BB to BB-. This downgrade had no impact on the terms of the notes.
Except for the term loans we incurred to acquire Celebrity Flora and Silver Moon, all of our unsecured ship financing term loans are guaranteed by the export credit agency in the respective country in which the ship is constructed. For the majority of the loans as of June 30, 2021, we pay to the applicable export credit agency, depending on the financing agreement, an upfront fee of 2.35% to 5.48% of the maximum loan amount in consideration for these guarantees. For one of our loans, we pay to the applicable export credit agency a fee of 2.97% per annum, based on the outstanding loan balance. The fee is paid semi-annually over the term of the loan (subject to adjustments based upon our credit ratings). We amortize the fees that are paid upfront over the life of the loan and those that are paid semi-annually over each respective payment period. We classify these fees within Amortization of debt issuance costs in our consolidated statements of cash flows. Prior to the loan being drawn, we present these fees within Other assets in our consolidated balance sheets. Once the loan is drawn, such fees are classified as a discount to the related loan, or contra-liability account, within Current portion of long-term debt or long-term debt.
The following is a schedule of annual maturities on our total debt net of debt issuance costs, and including finance leases, as of June 30, 2021 for each of the next five years (in thousands):

Year
Remainder of 2021	$252,306
2022	2,216,489
2023	5,314,547
2024	4,090,590
2025	3,179,162
Thereafter	5,996,322
$21,049,416

Note 8. Leases
Operating leases
Our operating leases primarily relate to preferred berthing arrangements, real estate and shipboard equipment and are included within Operating lease right-of-use assets, and Long-term operating lease liabilities with the current portion of the liability included within Current portion of operating lease liabilities in our consolidated balance sheets as of June 30, 2021 and December 31, 2020. Leases with an initial term of 12 months or less are not recorded on our consolidated balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term. Our operating leases include Silver Explorer, operated by Silversea Cruises. The operating lease for Silver Explorer will expire in 2023.
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
In June of 2021, we issued a notice to SMBC Leasing and Finance, Inc (the "Lessor"), exercising our existing option under our operating lease with the Lessor to purchase Terminal A at PortMiami in July 2021 for the pre-agreed purchase price of $220.0 million. We reassessed the classification of the terminal lease as a result of our exercise to purchase the terminal and determined the lease to be a finance lease as of June 30, 2021. Accordingly, as of June 30, 2021, we remeasured the lease liability and adjusted the related right-of-use asset, based on the pre-agreed purchase price and reported the finance lease liability in Current portion of long-term debt in our Consolidated Balance Sheet. Upon purchase of the terminal lease in July 2021, the underlying asset was recorded as a leasehold improvement within Property and equipment, net. Our July 2021 purchase of the Port of Miami terminal eliminated the residual value guarantee and a requirement under the lease to post $181.1 million of cash collateral on or before July 18, 2021.
Additionally, we remeasured the ground lease related to the Terminal A lease based on a reassessed lease term resulting from our purchase option exercise. As of June 30, 2021, we determined that the ground lease should remain as an operating lease with adjustments to the operating lease liability and the related right-of-use asset in our Consolidated Balance Sheet.
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
Finance Leases
Silversea Cruises operates the Silver Whisper under a finance lease. In May 2021, the finance lease for the Silver Whisper expiring in 2022 was amended to extend its expiration by 12 months and will now expire in 2023, subject to an option to purchase the ship. Additionally, certain scheduled payments have been deferred and are reflected in Long-term debt in our Consolidated Balance Sheet as of June 30, 2021. The total aggregate amount of the finance lease liabilities recorded for this ship was $31.5 million at June 30, 2021 and December 31, 2020. The lease payments on the Silver Whisper are subject to adjustments based on the LIBOR rate.

The components of lease expense were as follows (in thousands):

	Consolidated Statement of Comprehensive Loss Classification	Quarter Ended June 30, 2021	Six Months Ended June 30, 2021
Lease costs:
Operating lease costs	Other operating expenses	$4,811	$9,941
Operating lease costs	Marketing, selling and administrative expenses	2,475	8,510
Financial lease costs:
Amortization of right-of-use-assets	Depreciation and amortization expenses	3,983	7,727
Interest on lease liabilities	Interest expense, net of interest capitalized	364	674
Total lease costs		$11,633	$26,852

	Consolidated Statement of Comprehensive Loss Classification	Quarter Ended June 30, 2020	Six Months Ended June 30, 2020
Lease costs:
Operating lease costs	Commission, transportation and other	$17,875	$32,620
Operating lease costs	Other operating expenses	7,740	14,741
Operating lease costs	Marketing, selling and administrative expenses	5,662	11,030
Financial lease costs:
Amortization of right-of-use-assets	Depreciation and amortization expenses	(2,886)	1,995
Interest on lease liabilities	Interest expense, net of interest capitalized	1,263	3,196
Total lease costs		$29,654	$63,582
In addition, certain of our berthing agreements include variable lease costs based on the number of passengers berthed. During the quarter ended June 30, 2021, we had no variable lease costs recorded within Commission, transportation and other in our consolidated statement of comprehensive loss.
Weighted average of the remaining lease terms and weighted average discount rates are as follows:

	As of June 30, 2021	As of December 31, 2020
Weighted average of the remaining lease term
Operating leases	17.9	7.8
Finance leases	19.0	41.2
Weighted average discount rate
Operating leases	6.49%	4.59%
Finance leases	3.19%	6.89%
Supplemental cash flow information related to leases is as follows (in thousands):

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,149	$60,352
Operating cash flows from finance leases	$674	$3,196
Financing cash flows from finance leases	$7,935	$8,504

As of June 30, 2021, maturities related to lease liabilities were as follows (in thousands):

Year	Operating Leases	Finance Leases
Remainder of 2021	$64,040	$271,408
2022	107,793	23,822
2023	101,841	12,818
2024	82,253	12,529
2025	76,545	12,566
Thereafter	861,367	395,823
Total lease payments	1,293,839	728,966
Less: Interest	(675,446)	(301,211)
Present value of lease liabilities	$618,393	$427,755

Note 9. Commitments and Contingencies
Ship Purchase Obligations
Our future capital commitments consist primarily of new ship orders. As of June 30, 2021, two Oasis-class ships and three ships of a new generation, known as our Icon-class, are on order for our Royal Caribbean International brand with an aggregate capacity of approximately 28,200 berths. As of June 30, 2021, we had two Edge-class ships on order for our Celebrity Cruises brand with an aggregate capacity of approximately 6,500 berths. Additionally, as of June 30, 2021, we have three ships on order for our Silversea Cruises brand with an aggregate capacity of approximately 2,000 berths.
COVID-19 has impacted shipyard operations which have and may continue to result in delays of our previously contracted ship deliveries. As of June 30, 2021, the dates that the ships on order by our Global and Partner Brands are expected to be delivered, subject to change in the event of construction delays, and their approximate berths are as follows:

Ship	Shipyard	Expected Delivery Dates	Approximate Berths
Royal Caribbean International —
Oasis-class:
Wonder of the Seas	Chantiers de l'Atlantique	1st Quarter 2022	5,700
Unnamed	Chantiers de l'Atlantique	2nd Quarter 2024	5,700
Icon-class:
Icon of the Seas	Meyer Turku Oy	3rd Quarter 2023	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2025	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2026	5,600
Celebrity Cruises —
Edge-class:
Celebrity Beyond	Chantiers de l'Atlantique	2nd Quarter 2022	3,250
Unnamed	Chantiers de l'Atlantique	4th Quarter 2023	3,250
Silversea Cruises — (1)
Muse-Class:
Silver Dawn	Fincantieri	4th Quarter 2021	600
Evolution Class:
Unnamed	Meyer Werft	2nd Quarter 2023	700
Unnamed	Meyer Werft	2nd Quarter 2024	700
TUI Cruises (50% joint venture)
Mein Schiff 7	Meyer Turku Oy	2nd Quarter 2024	2,900
Unnamed	Fincantieri	3rd Quarter 2024	4,100
Unnamed	Fincantieri	1st Quarter 2026	4,100
Total Berths			47,800

(1)    The revenue impact from Silversea Cruises' new ships will be recognized on a three-month reporting lag from when the ships enter service. Refer to Note 1. General for further information.
In addition, as of June 30, 2021, we have an agreement in place with Chantiers de l'Atlantique to build an additional Edge-class ship for delivery in 2025, which is contingent upon completion of conditions precedent and financing.
As of June 30, 2021, the aggregate cost of our ships on order presented in the table above, excluding any ships on order by our Partner Brands, was approximately $12.9 billion, of which we had deposited $739.5 million as of such date. Approximately 70.1% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at June 30, 2021. Refer to Note 12. Fair Value Measurements and Derivative Instruments for further information.
Litigation
As previously reported, two lawsuits were filed against us in August 2019 in the U.S. District Court for the Southern District of Florida (the "Court") under Title III of the Cuban Liberty and Democratic Solidarity Act, also known as the Helms-Burton Act. The complaint filed by Havana Docks Corporation ("Havana Docks Action") alleges it holds an interest in the Havana Cruise Port Terminal and the complaint filed by Javier Garcia-Bengochea (the "Port of Santiago Action") alleges that he holds an interest in the Port of Santiago, Cuba, both of which were expropriated by the Cuban government. The complaints further allege that we trafficked in those properties by embarking and disembarking passengers at these facilities. The plaintiffs seek all available statutory remedies, including the value of the expropriated property, plus interest, treble damages, attorneys’ fees and costs. The trial for the Havana Docks Action has been scheduled for October 25, 2021. The Court dismissed the Port of Santiago Action with prejudice on the basis that the plaintiffs lacked standing; however, the plaintiffs have appealed the dismissal. We believe we have meritorious defenses to the claims alleged in both the Havana Docks Action and the Port of Santiago Action, and we intend to vigorously defend ourselves against them. We believe it is unlikely the outcome of either action will have a material adverse impact to our financial condition, results of operations or cash flows. However, the outcome of litigation is inherently unpredictable and subject to significant uncertainties, and there can be no assurances that the final outcome of either case will not be material.
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
Dividends
During the second quarter of 2020, we agreed with certain of our lenders not to pay dividends or engage in common stock repurchases for so long as our debt covenant waivers are in effect. In addition, in the event we declare a dividend or engage in share repurchases, we will need to repay the amounts deferred under our export credit facilities. Accordingly, we did not declare a dividend during the second quarter of 2021. Pursuant to amendments made to these agreements during the first quarter of 2021, the restrictions on paying cash dividends and effectuating share repurchases were extended through and including the third quarter of 2022.
During the first quarter of 2020, we declared a cash dividend on our common stock of $0.78 per share, which was paid in April 2020. During the first quarter of 2020, we also paid a cash dividend on our common stock of $0.78 per share, which was declared during the fourth quarter of 2019.

Note 11. Changes in Accumulated Other Comprehensive Loss
The following table presents the changes in accumulated other comprehensive loss by component for the six months ended June 30, 2021 and 2020 (in thousands):

	Accumulated Other Comprehensive Loss for the Six Months Ended June 30, 2021				Accumulated Other Comprehensive Loss for the Six Months Ended June 30, 2020
	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated comprehensive loss at beginning of the year	$(650,519)	$(65,542)	$(23,280)	$(739,341)	$(688,529)	$(45,558)	$(63,626)	$(797,713)
Other comprehensive income (loss) before reclassifications	42,247	5,085	6,233	53,565	(221,571)	(14,900)	2,327	(234,144)
Amounts reclassified from accumulated other comprehensive loss	19,531	2,290	—	21,821	45,297	1,033	34,300	80,630
Net current-period other comprehensive income (loss)	61,778	7,375	6,233	75,386	(176,274)	(13,867)	36,627	(153,514)
Ending balance	$(588,741)	$(58,167)	$(17,047)	$(663,955)	$(864,803)	$(59,425)	$(26,999)	$(951,227)
The following table presents reclassifications out of accumulated other comprehensive loss for the quarters and six months ended June 30, 2021 and 2020 (in thousands):

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
Details About Accumulated Other Comprehensive Loss Components	Quarter Ended June 30, 2021	Quarter Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020	Affected Line Item in Statements of Comprehensive Loss
Gain (loss) on cash flow derivative hedges:
Interest rate swaps	$(11,448)	$(6,016)	$(20,957)	$(9,407)	Interest expense, net of interest capitalized
Foreign currency forward contracts	(3,855)	(3,780)	(7,636)	(7,117)	Depreciation and amortization expenses
Foreign currency forward contracts	(515)	(2,581)	(1,806)	(4,344)	Other income (expense)
Fuel swaps	(7)	2,149	(414)	2,493	Other income (expense)
Fuel swaps	7,523	(12,689)	11,282	(26,922)	Fuel
	(8,302)	(22,917)	(19,531)	(45,297)
Amortization of defined benefit plans:
Actuarial loss	(1,547)	(528)	(2,290)	(1,033)	Payroll and related
	(1,547)	(528)	(2,290)	(1,033)
Release of net foreign cumulative translation due to sale or liquidation of businesses:
Foreign cumulative translation	—	(34,300)	—	(34,300)	Other operating
Total reclassifications for the period	$(9,849)	$(57,745)	$(21,821)	$(80,630)
During the quarter and six months ended June 30, 2020, a $69.0 million loss was recorded within Other expense in our consolidated statements of comprehensive (loss) income, consisting of a $92.6 million loss resulting from the recognition of a currency translation adjustment, partially offset by the recognition of a deferred $23.6 million foreign exchange gain related to the Pullmantur net investment hedge. In connection with the Pullmantur reorganization in 2020, we no longer have significant involvement in the Pullmantur operations and these amounts previously deferred in Accumulated other comprehensive loss were recognized in earnings. Of the $69.0 million loss, $34.3 million was released from Accumulated other comprehensive loss as of June 30, 2020.

Note 12. Fair Value Measurements and Derivative Instruments
Fair Value Measurements
The estimated fair value of our financial instruments that are not measured at fair value, categorized based upon the fair value hierarchy, are as follows (in thousands):

	Fair Value Measurements at June 30, 2021 Using					Fair Value Measurements at December 31, 2020 Using
Description	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Cash and cash equivalents(4)	$4,250,369	$4,250,369	$4,250,369	$—	$—	$3,684,474	$3,684,474	$3,684,474	$—	$—
Total Assets	$4,250,369	$4,250,369	$4,250,369	$—	$—	$3,684,474	$3,684,474	$3,684,474	$—	$—
Liabilities:
Long-term debt (including current portion of debt)(5)	$20,621,661	$23,046,499	$—	$23,046,499	$—	$18,706,359	$20,981,040	$—	$20,981,040	$—
Total Liabilities	$20,621,661	$23,046,499	$—	$23,046,499	$—	$18,706,359	$20,981,040	$—	$20,981,040	$—
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
(3) Inputs that are unobservable. The Company did not use any Level 3 inputs as of June 30, 2021 and December 31, 2020.
(4) Consists of cash and marketable securities with original maturities of less than 90 days.
(5) Consists of unsecured revolving credit facilities, senior notes, term loans and convertible notes. These amounts do not include our finance lease obligations or commercial paper.
Other Financial Instruments
The carrying amounts of accounts receivable, accounts payable, accrued interest, accrued expenses and commercial paper approximate fair value at June 30, 2021 and December 31, 2020.
Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2021 Using				Fair Value Measurements at December 31, 2020 Using
Description	Total	Level 1(1)	Level 2(2)	Level 3(3)	Total	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Derivative financial instruments(4)	$82,499	$—	$82,499	$—	$108,539	$—	$108,539	$—
Total Assets	$82,499	$—	$82,499	$—	$108,539	$—	$108,539	$—
Liabilities:
Derivative financial instruments(5)	$156,771	$—	$156,771	$—	$259,705	$—	$259,705	$—
Total Liabilities	$156,771	$—	$156,771	$—	$259,705	$—	$259,705	$—
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
(3)Inputs that are unobservable. No Level 3 inputs were used in fair value measurements of Other financial instruments as of June 30, 2021 and December 31, 2020.
(4)Consists of foreign currency forward contracts, interest rate swaps and fuel swaps. Refer to the "Fair Value of Derivative Instruments" table for breakdown by instrument type.
(5) Consists of foreign currency forward contracts, interest rate swaps and fuel swaps. Refer to the "Fair Value of Derivative Instruments" table for breakdown by instrument type.
The reported fair values are based on a variety of factors and assumptions. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of June 30, 2021 or December 31, 2020, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.
Nonfinancial Instruments Recorded at Fair Value on a Nonrecurring Basis
The following tables present information about the Company’s nonfinancial instruments recorded at fair value on a nonrecurring basis (in thousands):

	Fair Value Measurements at June 30, 2021 Using
Description	Total Carrying Amount	Total Fair Value	Level 3	Total Impairment for the six months ended June 30, 2021
Long-lived assets(1)	—	—	—	$40,643
Total	—	—	—	$40,643
(1) During the quarter ended June 30, 2021, certain construction in progress assets were impaired due to a reduction in scope or the decision to not complete the projects. The impairment was calculated based on orderly liquidation values. The fair value of these assets was estimated as of June 30, 2021.

	Fair Value Measurement at December 31, 2020 Using
Description	Total Carrying Amount	Total Fair Value	Level 3	Total Impairment for the year ended December 31, 2020
Silversea Goodwill(1)	$508,578	$508,578	$508,578	$576,208
Indefinite-life intangible asset(2)	318,700	318,700	318,700	30,800
Long-lived assets(3)	577,193	577,193	577,193	727,063
Right-of-use assets(4)	67,265	67,265	67,265	65,909
Equity-method investments(5)	—	—	—	39,735
Total	$1,471,736	$1,471,736	$1,471,736	$1,439,715
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

(2) Amount represents the Silversea Cruises trade name which makes up the majority of our indefinite-life intangible assets, totaling $321.5 million. We estimated the fair value of the Silversea Cruises trade name using a discounted cash flow model and the relief-from-royalty method and used a discount rate of 13.25%. Significant inputs in performing the fair value assessment for the trade name were (i) forecasted net revenues, primarily the timing of returning to normalized operations, occupancy rates from existing and expected ship deliveries, including options, and terminal growth rate; (ii) the royalty rate of 3.0%; and (iii) weighted average cost of capital (i.e., discount rate). The fair value of the Silversea Cruises trade name was estimated as of March 31, 2020, the date the asset was last impaired.

(3) Impairments primarily relate to certain vessels during 2020. In addition, certain construction in progress projects generated impairments during the quarter ended September 30, 2020 and quarter ended December 31, 2020. For the vessels impaired during the quarter ended March 31, 2020, we estimated the fair value of two of our vessels using a blended indication from the income and cost approaches and the fair value of the remaining vessels was estimated primarily based on their orderly liquidation values. For the vessels impaired during the quarter ended June 30, 2020, we estimated the fair value of the vessels using a modified market approach based on the carrying values and orderly liquidation values of the vessels. For the vessels impaired during the quarter ended December 31, 2020, we estimated the fair value of the three Azamara vessels using a market approach. A significant input in performing the fair value assessments for these vessels was management's expected use of the vessels, which takes into consideration forecasted operating results. During the quarter ended September 30, 2020 and quarter ended December 31, 2020, construction in progress assets were impaired due to a reduction in scope or the decision to not complete the projects. The impairment was calculated based on orderly liquidation values. The fair value of these assets was estimated as of the date the asset was last impaired.

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
The following table presents information about the Company’s offsetting of financial assets under master netting agreements with derivative counterparties (in thousands):

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of June 30, 2021				As of December 31, 2020
	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$82,499	$(60,816)	$—	$21,683	$108,539	$(80,743)	$—	$27,796
Total	$82,499	$(60,816)	$—	$21,683	$108,539	$(80,743)	$—	$27,796

The following table presents information about the Company’s offsetting of financial liabilities under master netting agreements with derivative counterparties (in thousands):

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of June 30, 2021				As of December 31, 2020
	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$(156,771)	$60,816	$60,934	$(35,021)	$(259,705)	$80,743	$57,273	$(121,689)
Total	$(156,771)	$60,816	$60,934	$(35,021)	$(259,705)	$80,743	$57,273	$(121,689)
Concentrations of Credit Risk
We monitor our credit risk associated with financial and other institutions with which we conduct significant business and to minimize these risks, we select counterparties with credit risks acceptable to us and we seek to limit our exposure to an individual counterparty. Credit risk, including but not limited to counterparty nonperformance under derivative instruments, our credit facilities and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions, insurance companies and export credit agencies many of which we have long-term relationships with and which have credit risks acceptable to us or where the credit risk is spread out among a large number of counterparties. As of June 30, 2021, we had counterparty credit risk exposure under our derivative instruments of $20.5 million, which were limited to the cost of replacing the contracts in the event of non-performance by the counterparties to the contracts, the majority of which are currently our lending banks. We do not anticipate nonperformance by any of our significant counterparties. In addition, we have established guidelines we follow regarding credit ratings and instrument maturities to maintain safety and liquidity. We do not normally require collateral or other security to support credit relationships; however, in certain circumstances this option is available to us.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates primarily relates to our debt obligations including future interest payments. At June 30, 2021 and December 31, 2020, approximately 67.8% and 64.5%, respectively, of our debt was effectively fixed. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense.
Market risk associated with our fixed-rate debt is the potential increase in fair value resulting from a decrease in interest rates. We use interest rate swap agreements that effectively convert a portion of our fixed-rate debt to a floating-rate basis to manage this risk. At June 30, 2021 and December 31, 2020, we maintained interest rate swap agreements on the following fixed-rate debt instruments:

Debt Instrument	Swap Notional as of June 30, 2021 (in thousands)	Maturity	Debt Fixed Rate	Swap Floating Rate: LIBOR plus	All-in Swap Floating Rate as of June 30, 2021
Oasis of the Seas term loan	$17,500	October 2021	5.41%	3.87%	4.08%
Unsecured senior notes	650,000	November 2022	5.25%	3.63%	3.79%
	$667,500
These interest rate swap agreements are accounted for as fair value hedges.
Market risk associated with our long-term floating-rate debt is the potential increase in interest expense from an increase in interest rates. We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage this risk. At June 30, 2021 and December 31, 2020, we maintained interest rate swap agreements on the following floating-rate debt instruments:

Debt Instrument	Swap Notional as of June 30, 2021 (in thousands)	Maturity	Debt Floating Rate		All-in Swap Fixed Rate
Celebrity Reflection term loan	$190,896	October 2024	LIBOR plus	0.40%	2.85%
Quantum of the Seas term loan	336,875	October 2026	LIBOR plus	1.30%	3.74%
Anthem of the Seas term loan	362,500	April 2027	LIBOR plus	1.30%	3.86%
Ovation of the Seas term loan	484,167	April 2028	LIBOR plus	1.00%	3.16%
Harmony of the Seas term loan (1)	479,555	May 2028	EURIBOR plus	1.15%	2.26%
Odyssey of the Seas term loan (2)	440,833	October 2032	LIBOR plus	0.96%	3.21%
Odyssey of the Seas term loan (2)	191,667	October 2032	LIBOR plus	0.96%	2.84%
	$2,486,493
(1)Interest rate swap agreements hedging the Euro-denominated term loan for Harmony of the Seas include EURIBOR zero-floor matching the hedged debt EURIBOR zero-floor. Amount presented is based on the exchange rate as of June 30, 2021.
(2)Interest rate swap agreements hedging the term loan of Odyssey of the Seas include LIBOR zero-floors matching the debt LIBOR zero-floor. The effective dates of the $440.8 million and $191.7 million interest rate swap agreements are October 2020 and October 2022, respectively. The unsecured term loan for the financing of Odyssey of the Seas was drawn on March 2021.
These interest rate swap agreements are accounted for as cash flow hedges.
The notional amount of interest rate swap agreements related to outstanding debt and our current unfunded financing arrangements as of June 30, 2021 and December 31, 2020 was $3.2 billion and $3.4 billion, respectively.
Foreign Currency Exchange Rate Risk
Derivative Instruments
Our primary exposure to foreign currency exchange rate risk relates to our ship construction contracts denominated in Euros, our foreign currency denominated debt and our international business operations. We enter into foreign currency forward contracts to manage portions of the exposure to movements in foreign currency exchange rates. As of June 30, 2021, the aggregate cost of our ships on order was $12.9 billion, of which we had deposited $739.5 million as of such date. These amounts do not include any ships placed on order that are contingent upon completion of conditions precedent and/or financing, any ships on order by our Partner Brands and any ships on order placed by Silversea Cruises during the reporting lag period. Refer to Note 9. Commitments and Contingencies, for further information on our ships on order.  At June 30, 2021 and December 31, 2020, approximately 70.1% and 66.3%, respectively, of the aggregate cost of the ships under construction was exposed to fluctuations in the Euro exchange rate. Our foreign currency forward contract agreements are accounted for as cash flow or net investment hedges depending on the designation of the related hedge.
On a regular basis, we enter into foreign currency forward contracts and, from time to time, we utilize cross-currency swap agreements and collar options to minimize the volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than our functional currency or the functional currencies of our foreign subsidiaries. During the second quarter of 2021, we maintained an average of approximately $407.3 million of these foreign currency forward contracts. These instruments are not designated as hedging instruments. For the quarters ended June 30, 2021 and 2020, changes in the fair value of the foreign currency forward contracts resulted in a gain of $0.5 million and $12.5 million, respectively. For the six months ended June 30, 2021 and 2020, changes in the fair value of the foreign currency forward contracts resulted in a loss of $13.0 million and $40.1 million, respectively. These amounts were recognized in earnings within Other income (expense) in our consolidated statements of comprehensive loss.
We consider our investments in our foreign operations to be denominated in relatively stable currencies and to be of a long-term nature. As of June 30, 2021, we maintained foreign currency forward contracts and designated them as hedges of a portion of our net investments in TUI Cruises of €245.0 million, or approximately $290.5 million based on the exchange rate at June 30, 2021. These forward currency contracts mature in October 2021.
The notional amount of outstanding foreign exchange contracts, excluding the forward contracts entered into to minimize remeasurement volatility, as of both June 30, 2021 and December 31, 2020 was $2.2 billion and $3.1 billion, respectively.
Non-Derivative Instruments
We also address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries’ and investments’ functional currencies and designating it as a hedge of these subsidiaries and investments. We had designated debt as a hedge of our net investments primarily in TUI Cruises of €148.0 million, or approximately $175.5 million, as of June 30, 2021. As of December 31, 2020, we had designated debt as a hedge of our net investments in TUI Cruises of €215.0 million, or approximately $263.0 million.
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

The prior suspension of our cruise operations due to the COVID-19 pandemic and our recent gradual resumption of cruise operations has resulted in reductions to our forecasted fuel purchases. During the quarter and six months ended June 30, 2020, we discontinued cash flow hedge accounting on 0.1 million and 0.3 million metric tons of our fuel swap agreements maturing in 2020 and 2021, respectively, which resulted in the reclassification of net losses of $13.7 million and $68.6 million in 2020 and 2021, respectively, from Accumulated other comprehensive loss to Other income (expense). During the six months ended June 30, 2021, we discontinued cash flow hedge accounting on 48 thousand metric tons of fuel swap agreements maturing in 2021, which resulted in the reclassification of a net $4.4 million loss from Accumulated other comprehensive loss to Other income (expense). Changes in the fair value of fuel swaps for which cash flow hedge accounting was discontinued are currently recognized in Other income (expense) each reporting period through the maturity dates of the fuel swaps.

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
At June 30, 2021, we have hedged the variability in future cash flows for certain forecasted fuel transactions occurring through 2024. As of June 30, 2021 and December 31, 2020, we had the following outstanding fuel swap agreements:

	Fuel Swap Agreements
	As of June 30, 2021	As of December 31, 2020
Designated as hedges:	(metric tons)
2021	214,850	385,050
2022	389,650	389,650
2023	82,400	82,400

	Fuel Swap Agreements
	As of June 30, 2021	As of December 31, 2020
	(% hedged)
Designated hedges as a % of projected fuel purchases:
2021	38%	40%
2022	25%	23%
2023	5%	5%

	Fuel Swap Agreements
	As of June 30, 2021	As of December 31, 2020
Not designated as hedges:	(metric tons)
2021	82,500	229,850
2022	14,650	14,650

As of June 30, 2021, $34.5 million of estimated unrealized gain associated with our cash flow hedges pertaining to fuel swap agreements is expected to be reclassified to earnings from Accumulated other comprehensive loss within the next twelve months. Reclassification is expected to occur as the result of fuel consumption associated with our hedged forecasted fuel purchases.
The fair value and line item caption of derivative instruments recorded within our consolidated balance sheets were as follows (in thousands):

	Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of June 30, 2021	As of December 31, 2020	Balance Sheet Location	As of June 30, 2021	As of December 31, 2020
		Fair Value	Fair Value		Fair Value	Fair Value
Derivatives designated as hedging instruments under ASC 815-20(1)
Interest rate swaps	Other assets	$12,433	$17,271	Other long-term liabilities	$101,306	$144,653
Interest rate-swaps	Derivative financial instruments	75	261	Derivative financial instruments	—	—
Foreign currency forward contracts	Derivative financial instruments	18,132	63,894	Derivative financial instruments	49,408	13,294
Foreign currency forward contracts	Other assets	3,831	20,836	Other long-term liabilities	632	7,306
Fuel swaps	Derivative financial instruments	35,544	5,093	Derivative financial instruments	1,008	25,203
Fuel swaps	Other assets	9,459	350	Other long-term liabilities	2,110	50,117
Total derivatives designated as hedging instruments under 815-20		$79,474	$107,705		$154,464	$240,573
Derivatives not designated as hedging instruments under ASC 815-20
Foreign currency forward contracts	Derivative financial instruments	$—	$—	Derivative financial instruments	$—	$160
Fuel swaps	Derivative financial instruments	2,479	834	Derivative financial instruments	2,307	18,028
Fuel swaps	Other Assets	546	—	Other long-term liabilities	—	944
Total derivatives not designated as hedging instruments under 815-20		3,025	834		2,307	19,132
Total derivatives		$82,499	$108,539		$156,771	$259,705
(1)Accounting Standard Codification 815-20 “Derivatives and Hedging.”
The location and amount of gain or (loss) recognized in income on fair value and cash flow hedging relationships were as follows (in thousands):

	Quarter Ended June 30, 2021				Quarter Ended June 30, 2020
	Fuel Expense	Depreciation and Amortization Expenses	Interest Income (Expense)	Other Income (Expense)	Fuel Expense	Depreciation and Amortization Expenses	Interest Income (Expense)	Other Income (Expense)
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$59,109	$323,439	$(300,141)	$24,508	$79,192	$319,757	$(213,683)	$(83,825)
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	n/a	n/a	$2,068	$—	n/a	n/a	$(1,904)	$—
Derivatives designated as hedging instruments	n/a	n/a	$317	$—	n/a	n/a	$2,870	$—
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into income	n/a	n/a	$(11,448)	n/a	n/a	n/a	$(6,016)	n/a
Commodity contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into income	$7,523	n/a	n/a	$(7)	$(12,689)	n/a	n/a	$2,149
Foreign exchange contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into income	n/a	$(3,855)	n/a	$(515)	n/a	$(3,780)	n/a	$(2,581)

	Six Months Ended June 30, 2021				Six Months Ended June 30, 2020
	Fuel Expense	Depreciation and Amortization Expenses	Interest Income (Expense)	Other Income (Expense)	Fuel Expense	Depreciation and Amortization Expenses	Interest Income (Expense)	Other Income (Expense)
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$100,931	$633,605	$(567,794)	$29,541	$273,460	$644,087	$(301,060)	$(116,684)
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	n/a	n/a	$4,998	—	n/a	n/a	(23,234)	$—
Derivatives designated as hedging instruments	n/a	n/a	$(234)	—	n/a	n/a	$23,299	$—
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into income	n/a	n/a	$(20,957)	n/a	n/a	n/a	$(9,407)	n/a
Commodity contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into income	$11,282	n/a	n/a	$(414)	$(26,922)	n/a	n/a	$2,493
Foreign exchange contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into income	n/a	$(7,636)	n/a	$(1,806)	n/a	$(7,117)	n/a	$(4,344)

The carrying value and line item caption of non-derivative instruments designated as hedging instruments recorded within our consolidated balance sheets were as follows (in thousands):

		Carrying Value
Non-derivative instrument designated as hedging instrument under ASC 815-20	Balance Sheet Location	As of June 30, 2021	As of December 31, 2020
Foreign currency debt	Current portion of debt	$41,038	$43,696
Foreign currency debt	Long-term debt	134,431	219,335
		$175,469	$263,031
The effect of derivative instruments qualifying and designated as hedging instruments and the related hedged items in fair value hedges on the consolidated statements of comprehensive loss was as follows (in thousands):

Derivatives and Related Hedged Items under ASC 815-20 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative and Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative				Amount of Gain (Loss) Recognized in Income on Hedged Item
		Quarter Ended June 30, 2021	Quarter Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020	Quarter Ended June 30, 2021	Quarter Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Interest rate swaps	Interest expense, net of interest capitalized	$317	$2,870	$(234)	$23,299	$2,068	$(1,904)	$4,998	$(23,234)
		$317	$2,870	$(234)	$23,299	$2,068	$(1,904)	$4,998	$(23,234)

The fair value and line item caption of derivative instruments recorded within our consolidated balance sheets for the cumulative basis adjustment for fair value hedges were as follows (in thousands):

Line Item in the Statement of Financial Position Where the Hedged Item is Included	Carrying Amount of the Hedged Liabilities		Cumulative amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
	As of June 30, 2021	As of December 31, 2020	As of June 30, 2021	As of December 31, 2020
Current portion of debt and Long-term debt	$661,031	$700,331	$12,514	$17,512
	$661,031	$700,331	$12,514	$17,512
The effect of derivative instruments qualifying and designated as cash flow hedging instruments on the consolidated financial statements was as follows (in thousands):.

Derivatives under ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss on Derivatives				Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
	Quarter Ended June 30, 2021	Quarter Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020		Quarter Ended June 30, 2021	Quarter Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Interest rate swaps	$(15,714)	$4,406	$27,694	$(48,189)	Interest expense, net of interest capitalized	$(11,448)	$(6,016)	$(20,957)	$(9,407)
Foreign currency forward contracts	(2,574)	42,354	(102,155)	(57,660)	Depreciation and amortization expenses	(3,855)	(3,780)	(7,636)	(7,117)
Foreign currency forward contracts	—	—	—	—	Other income (expense)	(515)	(2,581)	(1,806)	(4,344)
Fuel swaps	—	—	—	—	Other income (expense)	(7)	2,149	(414)	2,493
Fuel swaps	61,463	54,655	116,708	(115,722)	Fuel	7,523	(12,689)	11,282	(26,922)
	$43,175	$101,415	$42,247	$(221,571)		$(8,302)	$(22,917)	$(19,531)	$(45,297)
The table below represents amounts excluded from the assessment of effectiveness for our net investment hedging instruments for which the difference between changes in fair value and periodic amortization is recorded in accumulated other comprehensive loss (in thousands):

Gain (Loss) Recognized in Income (Net Investment Excluded Components)	Six Months Ended June 30, 2021
Net inception fair value at January 1, 2021	$(1,915)
Amount of gain recognized in income on derivatives for the six month period ended June 30, 2021	3,293
Amount of gain (loss) remaining to be amortized in accumulated other comprehensive loss, as of June 30, 2021	(2,034)
Fair value at June 30, 2021	$(656)
The effect of non-derivative instruments qualifying and designated as net investment hedging instruments on the consolidated financial statements was as follows (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Loss
Non-derivative instruments under ASC 815-20 Net Investment Hedging Relationships	Quarter Ended June 30, 2021	Quarter Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Foreign Currency Debt	$(2,813)	$(7,541)	$3,009	$(52)
	$(2,813)	$(7,541)	$3,009	$(52)

The effect of derivatives not designated as hedging instruments on the consolidated financial statements was as follows (in thousands):

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments under ASC 815-20	Location of Gain (Loss) Recognized in Income on Derivatives	Quarter Ended June 30, 2021	Quarter Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Foreign currency forward contracts	Other income (expense)	$524	$12,504	$(12,974)	$(40,172)
Fuel swaps	Other income (expense)	14,981	(9,153)	27,636	(76,359)
		$15,505	$3,351	$14,662	$(116,531)
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

As of June 30, 2021, our senior unsecured debt credit rating was B by Standard & Poor's and B2 by Moody's. As of June 30, 2021, seven of our interest rate derivative hedges had a term of at least five years requiring us to post collateral of $60.9 million to satisfy our obligations under our interest rate derivative agreements, taking into account any collateral waivers issued by banks. We believe the maximum additional collateral we may need to provide under these agreements in the next twelve months is approximately $11.4 million.

Note 13. Restructuring Charges
In April 2020, we reduced our U.S. shoreside workforce by approximately 23% through permanent layoffs. We incurred severance costs of $28.0 million during the year ended December 31, 2020.
The following table summarizes our restructuring costs during the six months ended June 30, 2021 as it relates to the April 2020 reduction in our workforce (in thousands):

	Beginning balance January 1, 2021	Accruals	Payments	Ending balance June 30, 2021	Cumulative Charges Incurred	Expected Additional Expenses to be Incurred
Termination benefits	$4,257	$649	$3,872	$1,034	$28,601	$—
Total	$4,257	$649	$3,872	$1,034	$28,601	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Concerning Forward-Looking Statements
The discussion under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, business and industry prospects or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. Words such as "anticipate," "believe," "could," "driving," "estimate," "expect," "goal," "intend," "may," "plan," "project," "seek," "should," "will," "would," "considering" and similar expressions are intended to further identify any of these forward-looking statements. Forward-looking statements reflect management's current expectations but they are based on judgments and are inherently uncertain. Furthermore, they are subject to risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q and, in particular, the risks discussed under the caption "Risk Factors" in Part II., Item 1A. herein.
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
•a discussion of our results of operations for the quarter and six months ended June 30, 2021, compared to the same periods in 2020;
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
Financial Presentation
Description of Certain Line Items
Revenues
Our revenues are comprised of the following:
•Passenger ticket revenues, which consist of revenue recognized from the sale of passenger tickets and the sale of air transportation to and from our ships; and
•Onboard and other revenues, which consist primarily of revenues from the sale of goods and/or services onboard our ships not included in passenger ticket prices, cancellation fees, sales of vacation protection insurance, pre- and post-cruise tours and fees for operating certain port facilities. Onboard and other revenues also include revenues we receive from independent third party concessionaires that pay us a percentage of their revenues in exchange for the right to provide selected goods and/or services onboard our ships, as well as revenues received for our bareboat charter, procurement and management related services we perform on behalf of our unconsolidated affiliates and third parties.
Cruise Operating Expenses
Our cruise operating expenses are comprised of the following:
•Commissions, transportation and other expenses, which consist of those costs directly associated with passenger ticket revenues, including travel agent commissions, air and other transportation expenses, port costs that vary with passenger head counts and related credit card fees;
•Onboard and other expenses, which consist of the direct costs associated with onboard and other revenues, including the costs of products sold onboard our ships, vacation protection insurance premiums, costs associated with pre- and post-cruise tours and related credit card fees, as well as the minimal costs associated with concession revenues, as the costs are mostly incurred by third-party concessionaires, and costs incurred for the procurement and management related services we perform on behalf of our unconsolidated affiliates;
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
Adjusted Loss per Share ("Adjusted EPS") represents Adjusted Net Loss attributable to Royal Caribbean Cruises Ltd. (as defined below) divided by weighted average shares outstanding or by diluted weighted average shares outstanding, as applicable. We believe that this non-GAAP measure is meaningful when assessing our performance on a comparative basis.
Adjusted Net Loss attributable to Royal Caribbean Cruises Ltd. represents net loss less net income attributable to noncontrolling interest excluding certain items that we believe adjusting for is meaningful when assessing our performance on a comparative basis. For the periods presented, these items included (i) gain or loss on the extinguishment of debt; (ii) the amortization of non-cash debt discount on our convertible notes; (iii) the estimated cash refund expected to be paid to Pullmantur guests and other expenses incurred as part of the Pullmantur reorganization; (iv) impairment and credit losses recognized as a result of the impact of COVID-19; (v) equity investment asset impairments; (vi) net insurance recoveries related to the collapse of the drydock structure at the Grand Bahama Shipyard involving Oasis of the Seas; (vii) restructuring charges incurred in relation to the reduction in our U.S. workforce and other initiative expenses; (viii) the change in the fair value in the Silversea Cruises contingent consideration and the amortization of the Silversea Cruises intangible assets resulting from our acquisition of a 66.7% interest in Silversea Cruises in 2018; (ix) the noncontrolling interest adjustment to exclude the impact of the contractual accretion requirements associated with the put option held by Heritage Cruise Holding Ltd.'s (previously known as Silversea Cruises Group Ltd.) noncontrolling interest in Silversea Cruises, which noncontrolling interest we acquired on July 9, 2020; (x) the net gain recognized in the first quarter of 2021 in relation to the sale of the Azamara brand; and (xi) currency translation losses recognized during the second quarter of 2020, in connection with the ships classified as assets held-for-sale that were previously chartered to Pullmantur.
Available Passenger Cruise Days (“APCD”) is our measurement of capacity and represents double occupancy per cabin multiplied by the number of cruise days for the period, which excludes canceled cruise days, simulated voyage cruise days and drydock days. We use this measure to perform capacity and rate analysis to identify our main non-capacity drivers that cause our cruise revenue and expenses to vary.
Occupancy, in accordance with cruise vacation industry practice, is calculated by dividing Passenger Cruise Days (as defined below) by APCD. A percentage in excess of 100% indicates that three or more passengers occupied some cabins.
Passenger Cruise Days represent the number of passengers carried for the period multiplied by the number of days of their respective cruises.
Although discussed in previous periods, we do not disclose or reconcile in this report our Gross Yields, Net Yields, Gross Cruise Costs, Net Cruise Costs and Net Cruise Costs Excluding Fuel, as defined in our Annual Report on Form 10-K for the year ended December 31, 2019. Historically, we have utilized these financial metrics to measure relevant rate comparisons to other periods. However, our 2020 and 2021 reduction in capacity and revenues and the shift in the nature of our running costs, due to the impact of the COVID-19 pandemic on our operations, do not allow for a meaningful analysis and comparison of these metrics and as such these metrics have been excluded from this report.
Recent Developments: COVID-19
Return to Healthy Sailing
Our voluntary suspension of our global cruise operations commenced in March 2020 in response to the COVID-19 outbreak. We have restarted our global cruise operations in a phased manner, following the requirements and recommendations of regulatory agencies, with reduced guest occupancy, modified itineraries and enhanced health, safety and vaccination protocols.

Our Global Brands have returned to service from U.S. ports, and 12 of our ships have sailed or are expected to sail from these U.S. ports by August 31, 2021. More broadly, a total of 36 of our 60 Global and Partner Brand ships have resumed sailing or have announced their intention to resume sailing by August 31, 2021. Additionally, we anticipate having 80% of the fleet in service by end of year 2021.

Uncertainties remain as to the specifics, timing and costs of administering and implementing our health and safety measures, some of which may be significant. Based on our assessment of these requirements and recommendations, the status of COVID-19 infection and/or vaccination rates in the U.S. or globally or for other reasons, we may determine it necessary to cancel or modify certain of our Global Brands’ cruise sailings. We believe the impact to our global bookings resulting from COVID-19 will continue to have a material negative impact on our results of operations and liquidity, which may be prolonged beyond containment of the disease and its variants.

Update on Bookings
Overall booking volumes have improved, and pricing remains strong. During the second quarter of 2021, we received about 50% more new bookings compared to the first quarter of 2021, with trends improving from one month to the next. By June, we were receiving about 90% more bookings each week when compared to the first quarter of 2021, with improvements of a similar magnitude for both 2021 and 2022 sailings.
Overall, the booking activity for 2021 sailings is consistent with our expected capacity and occupancy ramp up, at prices that are higher than in 2019. While it’s too early to make any definitive conclusions of the impact of the Delta variant on bookings, we have seen a modest impact on closer-in bookings. However, 2022 continues to remain strong; in particular the spring and summer months are performing well.
As of June 30, 2021 we had $2.4 billion in customer deposits, which has increased by $530 million from the March 31, 2021 balance. Approximately 40% of the customer deposit balance is related to future cruise credits. This has dropped from 45% in the prior quarter, indicating net new demand.
Update on Recent Liquidity Actions and Ongoing Uses of Cash
As of June 30, 2021, we had liquidity of approximately $5.0 billion in the form of cash and cash equivalents of $4.3 billion and a $0.7 billion commitment expiring on August 12, 2022 for a 364-day term loan facility. As of June 30, 2021, our revolving credit facilities were mostly utilized through a combination of amounts drawn and letters of credit issued under the facilities. We continue to prioritize and bolster liquidity while taking steps to improve our balance sheet and reduce its interest costs to be well positioned for recovery.
Reduced Operating Expenses
We took significant actions to reduce operating expenses during the suspension of our global cruise operations. In particular, we:
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
The average monthly cash burn rate for the second quarter of 2021 was approximately $330 million. This is slightly higher than the previous quarter as we have additional ships in operation.
As we continue to ramp up operations, we expect to incur incremental spend related to bringing ships back to operating status, returning crew members to ships and implementing enhanced health and safety protocols. We also expect to continue to collect deposits related to those sailings and for future cruises. The decision to bring ships back into service considers many variables, including deployment opportunities, commercial potential, cost of operations and cash flow.
Capital Expenditures
COVID-19 has impacted shipyard operations, which have and may continue to result in delays of our previously contracted ship deliveries. As of June 30, 2021, we anticipate overall full year capital expenditures, based on our existing ships on order, will be approximately $2.1 billion for 2021. This amount does not include any ships on order by our Partner Brands. We took delivery of Odyssey of the Seas during the first quarter ended March 31, 2021 and expect delivery of Silver Dawn during the fourth quarter of 2021. For 2022, we have two ship deliveries scheduled: Wonder of the Seas and Celebrity Beyond. Excluding newbuild deliveries, our capital expenditures for 2022 will depend on our schedule to return to service.
Debt Maturities, New Financings and Other Liquidity Actions
During the six months ended June 30, 2021, the Company continued to take actions to further improve its liquidity position and manage cash flow. In particular, we:

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
•    issued $1.5 billion of 5.5% senior unsecured notes due in 2028 for net proceeds of approximately $1.48 billion;

•issued $650.0 million of 4.25% senior unsecured notes due in 2026 for net proceeds of approximately $640.6 million, which were used to fully repay the Silversea Notes, in the amount of $619.8 million, and to pay the related call premiums, accrued interest and fees;

•issued 16.9 million shares of common stock for approximately $1.5 billion;

•amended $4.9 billion of our non-export-credit facilities and certain of our credit card processing agreements to extend the waiver of the financial covenants through and including the third quarter of 2022 and to implement modified covenants for the period starting fourth quarter of 2022 and extending through and including the fourth quarter of 2023; and
•    amended $6.3 billion of our export-credit facilities to extend the waiver of the financial covenants through and including the third quarter of 2022 and defer $1.15 billion of principal payments due between April 2021 and April 2022.
As of the date of this report, expected debt maturities for the remainder of 2021 are $0.02 billion and $2.2 billion for 2022.
We continue to identify and evaluate further actions to enhance our liquidity and support our recovery. These include and are not limited to further reductions in capital expenditures, operating expenses and administrative costs and additional financings and refinancings.
Results of Operations
Summary
Net Loss attributable to Royal Caribbean Cruises Ltd. and Adjusted Net Loss attributable to Royal Caribbean Cruises Ltd. for the second quarter of 2021 were $(1.35) billion and $(1.29) billion, or $(5.29) and $(5.06) per share on a diluted basis, respectively, reflecting the impact of the continued suspension of the majority of our sailings, compared to Net Loss attributable to Royal Caribbean Cruises Ltd. and Adjusted Net Loss attributable Royal Caribbean Cruises Ltd. of $(1.64) billion and $(1.28) billion, or $(7.83) and $(6.13) per share on a diluted basis, respectively, for the second quarter of 2020.
Net Loss attributable to Royal Caribbean Cruises Ltd. and Adjusted Net Loss attributable to Royal Caribbean Cruises Ltd. for the six months ended June 30, 2021 were $(2.48) billion and $(2.37) billion, or $(9.96) and $(9.51) per share on a diluted basis, respectively, compared to Net Loss attributable to Royal Caribbean Cruises Ltd. and Adjusted Net Loss attributable Royal Caribbean Cruises Ltd. of $(3.08) billion and $(1.59) billion, or $(14.74) and $(7.61) per share on a diluted basis, respectively, for the six months ended June 30, 2020.
Significant items for the quarter and six months ended June 30, 2021 include:
•Total revenues, excluding the effect of changes in foreign currency exchange rates, decreased $127.3 million and $2.1 billion, respectively, for the quarter and six months ended June 30, 2021, as compared to the same periods in 2020. The decrease in total revenues in the second quarter of 2021 reflects a 57% decrease in occupancy compared to the second quarter of 2020. Our occupancy in the second of quarter 2020 includes Silversea Cruises' first quarter 2020 sailings prior to the suspension of our global sailings in March of 2020, reported on a one quarter lag. For the six months ended June 30, 2021, the decrease in total revenues reflects a 89.9% capacity decrease compared to the same period in 2020 reflecting the lay-up of the majority of our fleet during the six months ended 2021, compared to the operation of the majority of our fleet up through our global suspension in March of 2020. Higher ticket pricing for the Silversea brand also resulted in higher total revenues for the quarter and six months ended June 30, 2020.
•The effect of changes in foreign currency exchange rates related to our passenger ticket and onboard and other revenue transactions, denominated in currencies other than the United States dollar, resulted in an increase in total revenues of $2.6 million and $5.1 million for the quarter and six months ended June 30, 2021, respectively, compared to the same periods in 2020.

•Total cruise operating expenses, excluding the effect of changes in foreign currency exchange rates, decreased $259.4 million and $1.5 billion for the quarter and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. The decrease was primarily due to lower costs incurred as a result of the continued suspension of the majority of our operations due to COVID-19 during the quarter and six months ended June 30, 2021.
•The effect of changes in foreign currency exchange rates related to our cruise operating expenses, denominated in currencies other than the U.S. dollar, resulted in an increase in total operating expenses of $3.8 million and $7.9 million, respectively, for the quarter and six months ended June 30, 2021, compared to the same periods in 2020.
•Our consolidated results of operations include Silversea Cruises’ results of operations on a three-month reporting lag for January, February and March 2021, for the quarter ended June 30, 2021, and from October 1, 2020 through March 31, 2021 for the six months ended June 30, 2021.
•In March 2021, we extended the maturity date or termination date of certain of the advances and commitments, as applicable, held by consenting lenders under our $1.0 billion unsecured loan due April 2022 and our $1.55 billion unsecured revolving credit facility due October 2022, by 18 months to October 2023 and April 2024, respectively.
•In March 2021, we extended our binding commitment for a $700.0 million 364-day term loan facility by one year which is currently available for draw any time prior to August 12, 2022.
•In March 2021, we issued $1.5 billion of senior unsecured notes due in 2028. Interest on the senior notes accrues at 5.5% and is payable semi-annually.
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
•In June 2021, we issued $650.0 million of senior unsecured notes due in 2026 for net proceeds of approximately $640.6 million, which were used to fully repay the Silversea Notes in the amount of $619.8 million and to pay the related call premiums, accrued interest and fees. Interests on the Silversea Notes accrued at 7.25% per annum and was payable semi-annually.
•In June 2021, Hapag-Lloyd took delivery of Hanseatic Spirit.

Operating results for the quarter and six months ended June 30, 2021 compared to the same periods in 2020 are shown in the following tables (in thousands, except per share data):

	Quarter Ended June 30,
	2021		2020
		% of Total Revenues		% of Total Revenues
Passenger ticket revenues	$22,785	44.8%	$107,022	60.9%
Onboard and other revenues	28,129	55.2%	68,583	39.1%
Total revenues	50,914	100.0%	175,605	100.0%
Cruise operating expenses:
Commissions, transportation and other	5,188	10.2%	28,824	16.4%
Onboard and other	8,598	16.9%	21,579	12.3%
Payroll and related	167,640	329.3%	243,877	138.9%
Food	17,196	33.8%	27,483	15.7%
Fuel	59,109	116.1%	79,192	45.1%
Other operating	167,099	328.2%	279,465	159.1%
Total cruise operating expenses	424,830	834.4%	680,420	387.5%
Marketing, selling and administrative expenses	285,558	560.9%	301,418	171.6%
Depreciation and amortization expenses	323,439	635.3%	319,757	182.1%
Impairment and credit losses	40,621	79.8%	156,497	89.1%
Operating Loss	(1,023,534)	(2,010.3)%	(1,282,487)	(730.3)%
Other (expense) income:
Interest income	4,670	9.2%	5,206	3.0%
Interest expense, net of interest capitalized	(304,811)	(598.7)%	(218,889)	(124.6)%
Equity investment loss	(48,088)	(94.4)%	(51,853)	(29.5)%
Other income (expense)	24,508	48.1%	(83,825)	(47.7)%
	(323,721)	(635.8)%	(349,361)	(198.9)%
Net Loss	(1,347,255)	(2,646.1)%	(1,631,848)	(929.3)%
Less: Net Income attributable to noncontrolling interest	—	—%	7,444	4.2%
Net Loss attributable to Royal Caribbean Cruises Ltd.	$(1,347,255)	(2,646.1)%	$(1,639,292)	(933.5)%
Diluted Loss per Share	$(5.29)		$(7.83)

	Six Months Ended June 30,
	2021		2020
		% of Total Revenues		% of Total Revenues
Passenger ticket revenues	$43,629	46.9%	$1,483,873	67.2%
Onboard and other revenues	49,299	53.1%	724,482	32.8%
Total revenues	92,928	100.0%	2,208,355	100.0%
Cruise operating expenses:
Commissions, transportation and other	8,137	8.8%	345,953	15.7%
Onboard and other	13,079	14.1%	145,297	6.6%
Payroll and related	264,276	284.4%	574,267	26.0%
Food	25,668	27.6%	148,799	6.7%
Fuel	100,931	108.6%	273,460	12.4%
Other operating	296,226	318.8%	703,463	31.9%
Total cruise operating expenses	708,317	762.2%	2,191,239	99.2%
Marketing, selling and administrative expenses	543,599	585.0%	697,308	31.6%
Depreciation and amortization expenses	633,605	681.8%	644,087	29.2%
Impairment and credit losses	40,172	43.2%	1,264,615	57.3%
Operating Loss	(1,832,765)	(1,972.2)%	(2,588,894)	(117.2)%
Other income (expense):
Interest income	9,531	10.3%	10,740	0.5%
Interest expense, net of interest capitalized	(577,325)	(621.3)%	(311,800)	(14.1)%
Equity investment loss	(107,959)	(116.2)%	(62,245)	(2.8)%
Other income (expense)	29,541	31.8%	(116,684)	(5.3)%
	(646,212)	(695.4)%	(479,989)	(21.7)%
Net Loss	$(2,478,977)	(2,667.6)%	$(3,068,883)	(139.0)%
Less: Net Income attributable to noncontrolling interest	—	—%	14,888	0.7%
Net Loss attributable to Royal Caribbean Cruises Ltd.	$(2,478,977)	(2,667.6)%	$(3,083,771)	(139.6)%
Diluted Loss per Share	$(9.96)		$(14.74)

Adjusted Net Loss attributable to Royal Caribbean Cruises Ltd. and Adjusted Loss per Share attributable to Royal Caribbean Cruises Ltd. were calculated as follows (in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Loss attributable to Royal Caribbean Cruises Ltd.	$(1,347,255)	$(1,639,292)	$(2,478,977)	$(3,083,771)
Adjusted Net Loss attributable to Royal Caribbean Cruises Ltd.	(1,287,121)	(1,282,573)	(2,365,400)	(1,592,985)
Net Adjustments to Net Loss attributable to Royal Caribbean Cruises Ltd.	$60,134	$356,719	$113,577	$1,490,786
Adjustments to Net Loss attributable to Royal Caribbean Cruises Ltd.:
(Gain) Loss on extinguishment of debt (1)	$(4,470)	$40,335	$(3,156)	40,335
Convertible debt amortization of debt discount (2)	26,073	4,184	52,146	4,184
Pullmantur reorganization settlement (3)	—	21,637	5,000	21,637
Impairment and credit losses (4)	40,621	156,497	40,172	1,264,615
Equity investment impairments (5)	—	—	26,042	39,735
Oasis of the Seas incident, Grand Bahama's drydock write-off and other incidental expenses (6)	(5,263)	—	(6,584)	(1,938)
Restructuring charges and other initiatives expense (7)	330	32,982	1,647	45,025
Change in the fair value of contingent consideration and amortization of Silversea Cruises intangible assets related to Silversea Cruises acquisition (8)	1,623	9,483	3,246	(38,467)
Noncontrolling interest adjustment (9)	—	22,557	—	46,616
Net gain related to the sale of the Azamara brand (10)	1,220	—	(4,936)	—
Currency translation adjustment losses (11)	—	69,044	—	69,044
Net Adjustments to Net Loss attributable to Royal Caribbean Cruises Ltd.	$60,134	$356,719	$113,577	$1,490,786

Basic:
Loss per Share	$(5.29)	$(7.83)	$(9.96)	$(14.74)
Adjusted Loss per Share	$(5.06)	$(6.13)	$(9.51)	$(7.61)

Diluted:
Loss per Share	$(5.29)	$(7.83)	$(9.96)	$(14.74)
Adjusted Loss per Share	$(5.06)	$(6.13)	$(9.51)	$(7.61)

Weighted-Average Shares Outstanding:
Basic	254,577	209,385	248,823	209,241
Diluted	254,577	209,385	248,823	209,241
(1)For the three months ended June 30, 2021, represents the net gain on the full repayment of the Silversea Notes in the amount of $619.8 million. For the six months ended June 30, 2021, represents the net gain on the full repayment of the Silversea Notes and the first quarter 2021 loss on the partial repayment of the $1.55 billion unsecured revolving credit facility. For the quarter and six months ended June 30, 2020, represents a loss on the extinguishment of the $2.2 billion Senior Secured Term Loan.
(2)Represents the amortization of non-cash debt discount on our convertible notes.
(3)Represents estimated cash refunds expected to be paid to Pullmantur guests and other expenses incurred as part of the Pullmantur reorganization.
(4)In 2021 and 2020, represents asset impairment and credit losses as a result of the impact of COVID-19. In 2021, amounts are net of the recovery of credit losses recognized in 2020.
(5)Represent equity investment asset impairments, primarily for our investments in TUI Cruises GmbH in 2021 and Grand Bahama Shipyard in 2020, as a result of the impact of COVID-19.

(6)Amounts include net insurance recoveries related to the collapse of the drydock structure at the Grand Bahama Shipyard involving Oasis of the Seas.
(7)Represents primarily restructuring charges incurred in relation to the reduction in our U.S. workforce and other initiatives expenses. Refer to Note 13. Restructuring Charges to our consolidated financial statements under Item 1. Financial Statements for further information on the restructuring activities.
(8)Related to the Silversea Cruises acquisition.
(9)Adjustment made to exclude the impact of the contractual accretion requirements associated with the put option held by Heritage Cruise Holding Ltd.'s (previously known as Silversea Cruises Group Ltd.) noncontrolling interest, which noncontrolling interest we acquired on July 9, 2020.
(10)Represents the net gain recognized in the first quarter of 2021 in relation to the sale of the Azamara brand.
(11)Represents currency translation losses recognized during the second quarter of 2020, in connection with the ships classified as assets held-for-sale that were previously chartered to Pullmantur.

Selected statistical information is shown in the following table:

	Quarter Ended June 30, (1)		Six Months Ended June 30, (1)
	2021	2020	2021	2020
Passengers Carried	34,273	20,027	75,482	1,259,846
Passenger Cruise Days	129,562	181,268	274,478	8,648,375
APCD	470,598	214,449	854,822	8,431,579
Occupancy	27.5%	84.5%	32.1%	102.6%
(1)Due to the three-month reporting lag, we include Silversea Cruises' results of operations from January 1 through March 31 for the quarters ended June 30, 2021 and 2020 and from October 1 through March 31 for the six months ended June 30, 2021 and 2020. Refer to Note 1. General to our consolidated financial statements for more information on the three-month reporting lag.

2021 Outlook
The Company’s operations are still heavily impacted by the magnitude, duration, speed and geographic reach of COVID-19 and its related variants. As a consequence, we cannot reasonably estimate the impact of COVID-19 on our business, financial condition or near or longer-term financial or operational results. The adverse impact of the COVID-19 pandemic on our revenues, consolidated results of operations, cash flows and financial condition has been and will continue to be material in 2021. We expect to incur a net loss on both a U.S. GAAP and adjusted basis for our third quarter and our 2021 fiscal year, the extent of which will depend on many factors including the timing and extent of our return to service. See Recent Developments: COVID-19 – Update on Bookings for further indication of the booking environment for 2021 and 2022.

Quarter Ended June 30, 2021 Compared to Quarter Ended June 30, 2020
In this section, references to 2021 refer to the quarter ended June 30, 2021 and references to 2020 refer to the quarter ended June 30, 2020.
Revenues
Total revenues for 2021 decreased $124.7 million, or 71.0%, to $50.9 million from $175.6 million in 2020.
Passenger ticket revenues comprised 44.8% of our 2021 total revenues. Passenger ticket revenues for 2021 decreased by $84.2 million, or 78.7%, from 2020. The decrease in Passenger ticket revenues in the second quarter of 2021 reflects a 57% decrease in occupancy compared to the second quarter of 2020. Our occupancy in the second of quarter 2020 includes Silversea Cruises' first quarter 2020 sailings prior to the suspension of our global sailings in March of 2020, reported on a one quarter lag. Higher ticket pricing for the Silversea brand also resulted in higher Passenger ticket revenues for the quarter ended June 30, 2020.
The remaining 55.2% of 2021 total revenues was comprised of Onboard and other revenues, which decreased $40.5 million, or 59.0%, to $28.1 million in 2021 from $68.6 million in 2020. The decrease in Onboard and other revenues was primarily due to the decrease in occupancy noted above.
Favorable movements in foreign currency exchange rates related to our revenue transactions denominated in currencies other than the United States dollar increased Onboard and other revenues by $1.9 million.
Onboard and other revenues included concession revenues of $1.7 million in 2021 and $2.7 million in 2020.
Cruise Operating Expenses
Total Cruise operating expenses for 2021 decreased $255.6 million, or 37.6%, to $424.8 million from $680.4 million in 2020. The decrease was primarily due to:
•a decrease in commissions as a result of sailing cancellations, including those reported in Other operating;
•a $76.2 million decrease in Payroll and related;
•a $20.1 million increase in Fuel expenses; and
•a $13.0 million decrease in Onboard and other expenses and $10.3 million decrease in Food due to the decrease in capacity discussed above.
The decrease Cruise operating expenses was partially offset by the unfavorable effect of changes in foreign currency exchange rates related to our cruise operating expenses denominated in currencies other than the United States dollar of $3.8 million.
Marketing, Selling and Administrative Expenses
Marketing, selling and administrative expenses for 2021 decreased $15.9 million, or 5.3%, to $285.6 million from $301.4 million in 2020. The decrease was primarily due to the reduction and deferral of global sales and marketing activities due to the suspension of our operations and a decrease in payroll and benefits due to our reduced headcount. The decrease is partially offset by the impact of a higher stock price year-over-year on our performance share awards.
Depreciation and Amortization Expenses
Depreciation and amortization expenses for 2021 were in line with prior year expenses, with an increase of $3.7 million, or 1.2%, to $323.4 million from $319.8 million in 2020.
Impairment and Credit Losses
Impairment and credit losses for 2021 decreased by $115.9 million as a result of charges recorded during the quarter ended June 30, 2020 due to the impact of COVID-19 on our operations and cash flows, which adversely impacted our long-lived assets related to vessels and operating lease right-of-use assets, and resulted in credit losses.
Other Income (Expense)
Interest expense, net of interest capitalized for 2021 increased $85.9 million, or 39.3%, to $304.8 million from $218.9 million in 2020. The increase was primarily due to new debt issuances during and after the second quarter of 2020 and through the second quarter of 2021, and to a lesser extent higher interest rates.

Equity investment loss in 2021 was generally consistent with the prior year, with a slight decrease of $3.8 million, to $48.1 million from $51.9 million in 2020.
Other income (expense) We recognized Other income of $24.5 million in 2021, compared to Other expense of $83.8 million in 2020. The $108.3 million increase in income was primarily due to the 2020 recognition of a deferred currency translation adjustment loss of $69.0 million in the quarter ended June 30, 2020 related to the 2016 sale of our majority interest in the Pullmantur brand. We recognized the deferred currency translation loss as we no longer have significant involvement in Pullmantur's operations. In June 2020, we terminated the agreements chartering our ships to the Pullmantur brand as a result of its reorganization filing under Spanish law. We also recognized $20.0 million of expense during the second quarter of 2020, approximating the estimated total cash refunds expected to be paid to Pullmantur guests and other expenses incurred as part of a settlement agreement with our joint venture partner as part of the brand's reorganization. In 2021, we recognized $15.1 million in income related to the change in fair value of fuel swap derivative instruments with no hedge accounting compared with an expense of $8.3 million recognized in 2020, resulting in a change of $23.4 million.
Other Comprehensive Income (Loss)
Other comprehensive income in 2021 was $44.9 million compared to Other comprehensive income of $144.4 million in 2020. The decrease in income of $99.5 million was primarily due to a decrease in Gain on cash flow derivative hedges of $72.9 million in 2021 compared to 2020, primarily due to a decrease in the fair value of our foreign currency forwards and interest rate swaps in 2021 compared to an increase in their fair values in 2020.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
In this section, references to 2021 refer to the six months ended June 30, 2021 and references to 2020 refer to the six months ended June 30, 2020.
Revenues
Total revenues for 2021 decreased $2.1 billion, or 95.8%, to $92.9 million from $2.2 billion in 2020.
Passenger ticket revenues comprised 46.9% of our 2021 total revenues. Passenger ticket revenues for 2021 decreased by $1.4 billion, or 97.1%, from 2020. The decrease in Passenger ticket revenues was due to a 89.9% decrease in capacity driven by the lay-up of the majority of our fleet during the six months ended 2021 compared to the operation of the majority of our fleet up through our global suspension in March of 2020. Our results of operations for the six months ended June 2020 include Silversea Cruises' fourth quarter 2019 and first quarter 2020 sailings, reported on a one quarter lag. Additionally, higher ticket pricing for the Silversea brand also resulted in higher Passenger ticket revenues for the six months ended June 30, 2020.
Passenger ticket revenues also increased by $1.2 million due to the favorable effect of changes in foreign currency exchange rates related to our revenues in currencies other than the United States dollar.
The remaining 53.1% of 2021 total revenues was comprised of Onboard and other revenues, which decreased $675.2 million, or 93.2%, to $49.3 million in 2021 from $724.5 million in 2020. The decrease in Onboard and other revenues was primarily due to the decrease in capacity noted above and offset by the favorable effect of changes in foreign currency exchange rates related to our onboard and other revenues denominated in currencies other than the United States dollar of $3.9 million.
Onboard and other revenues included concession revenue of 2.4 million in 2021 and $74.7 million in 2020.
Cruise Operating Expenses
Total cruise operating expenses for 2021 decreased $1.5 billion, or 67.7%, to $708.3 million from $2.2 billion in 2020. The majority of the decrease was due to the 89.9% decrease in capacity noted above as a result of our cancelled sailings as follows:
•a decrease in commissions as a result of sailing cancellations, including those reported in Other operating;
•a $310.0 million decrease in Payroll and related expense;
•a $132.2 million decrease in Onboard and other expenses mostly due to lower shore excursion costs and beverage costs;
•a $172.5 million decrease in Fuel expenses;
•a $123.1 million decrease in Food expenses; and
•the unfavorable effect of changes in foreign currency exchange rates related to our expense transactions denominated in currencies other than the United States dollar of $7.9 million.

Marketing, Selling and Administrative Expenses
Marketing, selling and administrative expenses decreased $153.7 million, or 22.0%, to $543.6 million from $697.3 million in 2020. The decrease was due to the reduction and deferral of global sales and marketing activities due to the COVID-19 impact on our operations.
Depreciation and Amortization Expenses
Depreciation and amortization expenses for 2021 decreased $10.5 million, or 1.6%, to $633.6 million from $644.1 million in 2020. The decrease was primarily due to the sale of Azamara ships and other asset dispositions after the second quarter of 2020, offset by the addition of Odyssey of the Seas in the first quarter of 2021 and Celebrity Apex in the first quarter of 2020.
Impairment and Credit Losses
Impairment and credit losses for 2021 decreased by $1.2 billion as a result of charges recorded during the six months ended June 30, 2020 due to the impact of COVID-19 on our operations and cash flows, which impacted our long-lived assets related to goodwill, intangibles, vessels and operating lease right-of-use asset, and resulted in credit losses.
Other Income (Expense)
Interest expense, net of interest capitalized, for 2021 increased $265.5 million, or 85.2%, to $577.3 million from $311.8 million in 2020. The increase was due to interest expense related to new debt issuances in 2020 and 2021, a higher average balance on our revolver and higher interest rates.
Equity investment loss increased $45.7 million, or 73.4%, to a loss of $108.0 million in 2021 from a loss of $62.2 million in 2020 mainly as a result of the continued adverse impact of COVID-19 on our equity investees' operations and a $26.0 million impairment charge of our investee's long-lived assets, partially offset with a $39.7 million impairment charge of equity investments in 2020, primarily for our investment in Grand Bahama Shipyard.
Other income (expense) We recognized Other income of $29.5 million in 2021 compared to Other expense of $116.7 million in 2020. The $146.2 million change was primarily due to a $106.9 million year-over-year increase in the fair value of fuel swaps with no hedge accounting. Additionally, we recorded a deferred currency translation adjustment loss of $69.0 million in the quarter ended June 30, 2020 related to the 2016 sale of our majority interest in the Pullmantur brand. We recognized the deferred currency translation loss as we no longer have significant involvement in Pullmantur's operations. In June 2020, we terminated the agreements chartering our ships to the Pullmantur brand as a result of its reorganization filing under Spanish law. We also recognized $20.0 million of expense during the second quarter of 2020, approximating the estimated total cash refund expected to be paid to Pullmantur guests and other expenses incurred as part of a settlement agreement with our joint venture partner as part of the brand's reorganization. The increases in Other income were partially offset by income reported in 2020 of $44.6 million for the change in contingent consideration payable to Heritage in 2020, which did not recur in 2021.
Other Comprehensive (Loss)
Other comprehensive income in 2021 was $75.4 million compared to Other comprehensive loss of $153.5 million in 2020. The change of $228.9 million, or 149.1%, was primarily due to a gain on cash flow derivative hedges in 2021 of $61.8 million, compared to a loss on cash flow derivative hedges of $176.3 million in 2020 primarily due to an increase in the fair value of our fuel swaps in 2021 compared to a decrease in 2020.
Future Application of Accounting Standards
Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements for further information on Recent Accounting Pronouncements.
Liquidity and Capital Resources
Sources and Uses of Cash
Net cash used in operating activities decreased $0.8 billion to $(1.3) billion for the first six months of 2021 compared to Net cash used in operating activities of $(2.0) billion for the same period in 2020. Our gradual resumption of operations during the first half of 2021 and our announcement for the resumption of future operations has generated increased guest ticket collections, resulting in an increase of customer deposits of $0.6 billion during the six months ended June 30, 2021, compared to a decrease of customer deposits of $(1.6) billion during the six months ended June 30, 2020, when the suspension of our global operations commenced. The increase in customer deposits was offset by increased service expenses for certain ships in our fleet during the first half of 2021, reflecting our resumption of limited cruise operations globally and preparations for our announced sailings in the near term.
Net cash used in investing activities decreased $0.4 billion to $1.2 billion for the first six months in 2021, compared to $1.6 billion for the same period in 2020. The decrease was primarily attributable to an increase in proceeds from the sale of property and equipment and other assets of $175.4 million during the first six months of 2021 compared to 2020 and a decrease in capital expenditures of $105.7 million during the first six months of 2021, compared to the same period in 2020.
Net cash provided by financing activities were $3.0 billion for the first six months of 2021, compared to $7.5 billion for the same period in 2020. The decrease of $4.5 billion was primarily attributable to higher debt proceeds and issuance of commercial paper notes of $16.3 billion during the first six months of 2020, partially offset by lower repayments of debt and commercial paper notes of $9.7 billion during the first six months of 2021 and $1.6 billion of proceeds from common stock issuances in the first quarter of 2021.
Future Capital Commitments
Capital Expenditures
COVID-19 has impacted shipyard operations, which have resulted and may continue to result in delays of our previously contracted ship deliveries. As of June 30, 2021, the dates that the ships on order by our Global and Partner Brands are expected to be delivered, subject to change in the event of construction delays, and their approximate berths are as follows:

Ship	Shipyard	Expected Delivery Date	Approximate Berths
Royal Caribbean International —
Oasis-class:
Wonder of the Seas	Chantiers de l'Atlantique	1st Quarter 2022	5,700
Unnamed	Chantiers de l'Atlantique	2nd Quarter 2024	5,700
Icon-class:
Icon of the Seas	Meyer Turku Oy	3rd Quarter 2023	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2025	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2026	5,600
Celebrity Cruises —
Edge-class:
Celebrity Beyond	Chantiers de l'Atlantique	2nd Quarter 2022	3,250
Unnamed	Chantiers de l'Atlantique	4th Quarter 2023	3,250
Silversea Cruises
Muse-Class:
Silver Dawn	Fincantieri	4th Quarter 2021	600
Evolution Class:
Unnamed	Meyer Werft	2nd Quarter 2023	700
Unnamed	Meyer Werft	2nd Quarter 2024	700
TUI Cruises (50% joint venture)
Mein Schiff 7	Meyer Turku Oy	2nd Quarter 2024	2,900
Unnamed	Fincantieri	3rd Quarter 2024	4,100
Unnamed	Fincantieri	1st Quarter 2026	4,100
Total Berths			47,800

In April 2019, we entered into an agreement with Chantiers de l’Atlantique to build the fifth Edge-class ship for Celebrity Cruises. The ship is expected to have an aggregate capacity of approximately 3,200 berths and is expected to enter service in the fourth quarter of 2025. The order with Chantiers de l’Atlantique is contingent upon completion of conditions precedent and financing.
Our future capital commitments consist primarily of new ship orders. As of June 30, 2021, the aggregate cost of our ships on order presented in the table above, excluding any ships on order by our Partner Brands, was $12.9 billion, of which we had deposited $739.5 million. Approximately 70.1% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at June 30, 2021.
Decreased demand for cruising as a result of concerns regarding COVID-19 has had, and is expected to continue to have, a material impact on our cash flows, liquidity and financial position. In order to preserve liquidity throughout the COVID-19 pandemic, we deferred a significant portion of our planned 2020 and 2021 capital expenditures. As of June 30, 2021, we anticipate overall full year capital expenditures, based on our existing ships on order, will be approximately $2.1 billion for 2021. This amount does not include any ships on order by our Partner Brands.
Contractual Obligations
As of June 30, 2021, our contractual obligations were as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Operating Activities:
Operating lease obligations(1)	$1,293,839	$64,040	$209,634	$158,798	$861,367
Interest on debt(2)	4,063,227	987,109	1,574,949	809,984	691,185
Other(3)	442,944	117,575	99,823	59,422	166,124
Investing Activities:	0
Ship purchase obligations(4)	10,468,716	2,533,149	4,678,252	3,257,315	—
Financing Activities:	0
Debt obligations(5)	20,621,661	709,401	10,218,421	4,278,812	5,415,027
Finance lease obligations(6)	427,755	261,226	28,201	9,314	129,014
Other(7)	22,957	10,487	12,470	—	—
Total	$37,341,099	$4,682,987	$16,821,750	$8,573,645	$7,262,717
(1)     We are obligated under noncancelable operating leases primarily for preferred berthing arrangements, real estate and shipboard equipment. Amounts represent contractual obligations with initial terms in excess of one year.
(2)      Long-term debt obligations mature at various dates through fiscal year 2033 and bear interest at fixed and variable rates. Interest on variable-rate debt is calculated based on forecasted debt balances, including the impact of interest rate swap agreements using the applicable rate at June 30, 2021. Debt denominated in other currencies is calculated based on the applicable exchange rate at June 30, 2021.
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

(5)    Amounts represent debt obligations with initial terms in excess of one year. Debt denominated in other currencies is calculated based on the applicable exchange rate at June 30, 2021. In addition, debt obligations presented above are net of debt issuance costs of $367.0 million as of June 30, 2021.
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
In June of 2021, we issued a notice to SMBC Leasing and Finance, Inc (the "Lessor"), exercising our existing option under our operating lease with the Lessor to purchase Terminal A at PortMiami in July of 2021 for the pre-agreed purchase price of $220.0 million. Our July 2021 purchase of the Port of Miami terminal eliminated the residual value guarantee and a requirement under the lease to post $181.1 million of cash collateral on or before July 18, 2021.
On February 25, 2021, S&P Global downgraded our senior unsecured rating from B+ to B, which had no financial impact, and downgraded our $3.32 billion Senior Secured Notes and Silversea Notes (which were fully repaid in June 2021 with a portion of the proceeds from the $650 million Unsecured Notes) from BB to BB-. This downgrade had no impact on the terms of the notes.
Certain of our surety agreements with third party providers for the benefit of certain agencies and associations that provide travel related bonds, allow the sureties to request collateral. We also have agreements with our credit card processors relating to customer deposits received by us for future voyages. These agreements allow the credit card processors to require us, under certain circumstances, including breach of the financial covenants, the existence of other material adverse changes, excessive chargebacks, and other triggering events, to maintain a reserve that can be satisfied by posting collateral. As of June 30, 2021, we have posted letters of credit as collateral with our sureties and credit card processors under our revolving credit facilities in the amount of $164.2 million.
Executed amendments are in place for the majority of our credit card processors, waiving reserve requirements tied to breach of our financial covenants through at least September 30, 2022, and as such, we do not anticipate any incremental collateral requirements for the processors covered by these waivers in the next 12 months. We have a reserve with a processor where the agreement was amended in the first quarter of 2021, such that proceeds are withheld in reserve until the sailing takes place or the funds are refunded to the customer. The maximum projected exposure with the processor, including amounts currently withheld and reported in Trade and other receivables, is approximately $210.6 million. The amount and timing are dependent on future factors that are uncertain, such as the date we return to operations, volume and value of future deposits and whether we transfer our business to other processors. If we require additional waivers on the credit card processing agreements and are not able to obtain them, this could lead to the termination of these agreements or the trigger of reserve requirements.
As of June 30, 2021, other than the items described above, we are not party to any other off-balance sheet arrangements, including guarantee contracts, retained or contingent interest, certain derivative instruments and variable interest entities, that either have, or are reasonably likely to have, a current or future material effect on our financial position.
Funding Needs and Sources
Historically, we relied on a combination of cash flows provided by operations, drawdowns under our available credit facilities, the incurrence of additional debt and/or the refinancing of our existing debt and the issuance of additional shares of equity securities to fund our obligations. The impact of COVID-19 has resulted in our voluntary suspension of global cruise operations from March 2020 up to our recent gradual resumption of operations. The suspension of operations strained our sources of cash flow and liquidity, causing us to take actions resulting in reductions in our operating expenses, reductions in our capital expenses and new financings and other liquidity actions.
The Company continues to identify and evaluate further actions to improve its liquidity. These include and are not limited to: further reductions in capital expenditures, operating expenses and administrative costs and additional financings. See further discussion on these liquidity actions at Recent Developments - COVID-19.

We have significant contractual obligations of which our debt service obligations and the capital expenditures associated with our ship purchases represent our largest funding needs. As of June 30, 2021, we had $10.5 billion of committed financing for final delivery installments on our ships on order.
As of June 30, 2021, we had $4.7 billion in contractual obligations due through June 30, 2022, of which approximately $0.7 billion relates to debt maturities, $1.0 billion relates to interest on debt and $2.5 billion relates to progress payments on our ship orders and the final installments payable due upon the delivery of Silver Dawn, Wonder of the Seas and Celebrity Beyond, based on their expected delivery dates.
As of June 30, 2021, we had liquidity of $5.0 billion, consisting of cash and cash equivalents of $4.3 billion and a $0.7 billion commitment through August 12, 2022 for a 364-day term loan facility. As of June 30, 2021, our revolving credit facilities were mostly utilized through a combination of amounts drawn and letters of credit issued under the facilities. We have agreed with certain of our lenders not to pay dividends or engage in stock repurchases. Refer to Note 10. Shareholders' Equity to our consolidated financial statements for further information.

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
The amendments impose a monthly-tested minimum liquidity covenant of $350 million. In addition, the amendments to the non-export credit facilities place restrictions on paying cash dividends and effectuating share repurchases through the end of the third quarter of 2022, while the export credit facility amendments require us to prepay any deferred amounts if we elect to issue dividends or complete share repurchases. As of June 30, 2021, we were in compliance with the applicable minimum liquidity covenant and we estimate that we will be in compliance for at least the next twelve months.
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
During the second quarter of 2020, we agreed with certain of our lenders not to pay dividends or engage in common stock repurchases for so long as our debt covenant waivers are in effect. In addition, in the event we declare a dividend or engage in share repurchases, we will need to repay the amounts deferred under our export credit facilities. Accordingly, we did not declare a dividend during the five consecutive quarters ending June 30, 2021. Pursuant to amendments made to these agreements during the first quarter of 2021, the restrictions on paying cash dividends and effectuating share repurchases were extended through and including the third quarter of 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For a discussion of our market risks, refer to Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant developments or material changes since the date of our 2020 Annual Report.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that those controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
As previously reported, two lawsuits were filed against us in August 2019 in the U.S. District Court for the Southern District of Florida (the "Court") under Title III of the Cuban Liberty and Democratic Solidarity Act, also known as the Helms-Burton Act. The complaint filed by Havana Docks Corporation ("Havana Docks Action") alleges it holds an interest in the Havana Cruise Port Terminal and the complaint filed by Javier Garcia-Bengochea (the "Port of Santiago Action") alleges that he holds an interest in the Port of Santiago, Cuba, both of which were expropriated by the Cuban government. The complaints further allege that we trafficked in those properties by embarking and disembarking passengers at these facilities. The plaintiffs seek all available statutory remedies, including the value of the expropriated property, plus interest, treble damages, attorneys’ fees and costs. The trial for the Havana Docks Action has been scheduled for October 25, 2021. The Court dismissed the Port of Santiago Action with prejudice on the basis that the plaintiffs lacked standing; however, the plaintiffs have appealed the dismissal We believe we have meritorious defenses to the claims alleged in both the Havana Docks Action and the Port of Santiago Action, and we intend to vigorously defend ourselves against them. We believe that it is unlikely that the outcome of either action will have a material adverse impact to our financial condition, results of operations or cash flows. However, the outcome of litigation is inherently unpredictable and subject to significant uncertainties, and there can be no assurances that the final outcome of either case will not be material.
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
We have been, and will continue to be, negatively impacted by the COVID-19 pandemic, including impacts that resulted or may result from actions taken in response to the outbreak, including the occurrence and spread of related variants. Examples of these actions include, but are not limited to: travel bans and cruising advisories that resulted in the temporary suspension of our Global Brands' operations, and from which we have resumed limited operations; restrictions on the movement and gathering of people; social distancing measures; shelter-in-place/stay-at-home orders and disruptions to businesses in our supply chain. In addition to the imposed restrictions affecting our business, the extent, duration, and magnitude of the COVID-19 pandemic’s effect on the economy and consumer demand for cruising and travel is still rapidly fluctuating and difficult to predict. As such, these impacts may persist for an extended period of time or even become more pronounced, as we are permitted to and/or continue to resume operations.
The COVID-19 pandemic also has elevated risks affecting significant parts of our business:
•     Operations: Our voluntary suspension of our global cruise operations commenced in March 2020 in response to the COVID-19 outbreak. We have restarted our global cruise operations in a phased manner, following the requirements and recommendations of regulatory agencies, with reduced guest occupancy, modified itineraries and enhanced health, safety and vaccination protocols.
There is no assurance that our plan to resume operations will be successful and without material setbacks, including our ability to conduct sailings in consideration the requirements and recommendations of regulatory agencies. It is possible that future COVID-19 outbreaks could occur onboard and, even if controlled and contained, it is uncertain as to whether we will need to suspend additional sailings and to what extent in such event. An outbreak could result in possible illness among our guests and crew, incremental costs, guest refunds and negative publicity and media attention. In addition, we may face challenges in executing our return to service plans from new homeports as a result of new and evolving operating protocols, including the impact of state regulations and litigation regarding proof of passenger vaccination, and possible changes in regulations in the countries in which we operate and plan to operate.
Uncertainties remain as to the specifics, timing and costs of administering and implementing our health and safety measures, some of which may be significant. Based on our assessment of these requirements and recommendations, the status of COVID-19 infection and/or vaccination rates in the U.S. or globally or for other reasons, we may determine it necessary to cancel or modify certain of our Global Brands’ cruise sailings. We believe the impact to our global bookings resulting from COVID-19 will continue to have a material negative impact on our results of operations and liquidity, which may be prolonged beyond containment of the disease and its variants.
Our previous suspension of sailings and our gradual resumption of operations has led to a significant decline in our revenues and cash inflows, which required us to take cost and capital expenditure containment actions. Consequently, we reduced and furloughed some of our workforce, with approximately 23% of our U.S. shoreside employee base being impacted in 2020 and, except for the minimum safe manning shipboard crew required to operate our ships, our shipboard crew are gradually being notified about new assignments as operations resume over time. As a result of these actions, we may be challenged in rebuilding and vaccinating the rest of our workforce which could further delay our resumption of operations. Furthermore, our efforts to vaccinate returning crew members could be hindered if vaccine availability does not keep pace with the timing of our phased resumption of operations. In addition, we have reduced our planned capital spending through 2021, which may negatively impact or delay our execution of planned growth strategies, particularly as it relates to investments in our ships, technology, and our expansion of land-based developments. We also have taken actions to monitor and mitigate changes in our supply chain, and port destination availability, which may strain relationships with our vendors and port partners.
If we are unable to satisfy the guidance and recommendations of the Conditional Order, our operations may be negatively impacted and we could be exposed to reputational and legal risks. Due to the unprecedented and uncertain nature of the COVID-19 pandemic and CDC or Department of State guidance, it is difficult to predict the impact of further disruptions and their magnitude. The impact of further disruptions may depend on how they coincide with the timing of when we seek to continue to resume sailing. In addition, we had never previously experienced a complete cessation of our cruising operations, and as a consequence, our ability to predict the impact of such a cessation on our brands and future prospects is limited and such impact is uncertain.
•Results of Operations: Our previous suspension of sailings materially impacted the results of our operations. We have incurred and will continue to incur significant costs as we accommodate passengers with future cruise credits. In addition, we have incurred and will likely continue to incur significant overhead costs associated with layup of our fleet that has not resumed operations and enhanced COVID-19 related cleaning, testing, vaccination and other mitigation procedures. We may experience volatility in demand for cruising for an indeterminable length of time due to the uncertain nature of the COVID-19 pandemic and to ongoing concerns about health and safety, and we cannot predict when we will return to pre-outbreak demand or fare pricing or if we will return to such levels in the foreseeable future. In turn, these negative impacts to our financial performance have resulted and may continue to result in impairments of our long-lived and intangible assets, which has influenced our decision making relating to early disposal, sale or retirement of assets. Following the resumption of operations, our Global Brands and our Partner Brands may be subject to the continued impact of the COVID-19 pandemic. Additionally, any future profitability will be impacted by increased debt service costs as a result of our liquidity actions.
•Liquidity: The suspension of our sailings and the reduction in demand for future cruising has adversely impacted our liquidity as we have experienced a significant increase in refunds of customer deposits while cash inflows from new or existing bookings on future sailings has reduced sharply compared to pre-pandemic levels. As a result, we have taken actions to increase our liquidity through a combination of capital and operating expense reductions and financing activities. Refer to Note 7. Debt to our consolidated financial statements under Item 1. Financial Statements for further discussion of our 2021 financing activities.
We have agreed with certain of our lenders that we will not pay dividends or engage in stock repurchases until after the third quarter of 2022. Thereafter, in the event we declare a dividend or engage in stock repurchases we will need to repay the amounts deferred under our export credit facilities. On February 25, 2021, S&P Global downgraded our senior unsecured rating from B+ to B, which had no financial impact, and downgraded our $3.32 billion Senior Secured Notes and Silversea Notes , which were fully repaid in June 2021 with the proceeds from the $650 million Unsecured Notes, from BB to BB-. This downgrade had no impact on the terms of the notes. Our ability to raise additional financing, whether or not secured, could be limited if our credit rating is further downgraded, and/or if we fail to comply with applicable covenants governing our outstanding indebtedness, and/or if overall financial market conditions worsen. Additionally, due to the complexity of the pandemic’s impact to the economy and uncertainty of its duration, we cannot guarantee that assumptions used to project our liquidity needs will be correct, which may result in the need for additional financing and/or may result in the inability to satisfy covenants required by our current credit facilities. If we continue to raise additional funds through equity or convertible debt issuances, our shareholders could experience dilution of their ownership interest, and these securities could have rights, preferences, and privileges that are superior to that of holders of our ordinary shares. If we raise additional funds by issuing debt, we may be subject to additional limitations on our operations due to restrictive covenants, which may be more restrictive than the covenants in our existing debt agreements, and we may be required to further encumber our assets. Also, as a result of our additional debt issuances, we will require a significant amount of cash to service our debt and sustain operations. Our ability to generate cash depends on factors beyond our control and we may be unable to repay or repurchase debt at maturity. If adequate funds are not available on acceptable terms, or at all, we may be unable to fund our operations, or respond to competitive pressures, any of which could negatively affect our business. There is no guarantee that financing will be available in the future or that such financing will be available with similar terms or terms that are commercially acceptable to us. Further, if any government agrees to provide us with disaster relief assistance, or other assistance due to the impacts of the COVID-19 pandemic, and we determine it is beneficial to seek such government assistance, it may impose restrictions on executive compensation, share buybacks, dividends, prepayment of debt and other restrictions until the aid is repaid or redeemed in full, which could significantly limit our corporate activities and adversely impact our business and operations. We cannot assure you that any more such disaster relief would be available to us.
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
We have a substantial amount of debt and significant debt service obligations. As of June 30, 2021, we had total debt of $21.0 billion. Our substantial debt could have important negative consequences for us. For example, our substantial debt could require us to dedicate a large portion of our cash flow from operations to service debt and fund repayments on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes; increase our vulnerability to adverse general economic or industry conditions; limit our flexibility in planning for, or reacting to, changes in our business or the industry in which we operate; place us at a competitive disadvantage compared to our competitors that have less debt; make us more vulnerable to downturns in our business, the economy or the industry in which we operate, including the current downturn related to COVID-19; limit our ability to raise additional debt or equity capital in the future to satisfy our requirements relating to working capital, capital expenditures, development projects, strategic initiatives or other purposes; restrict us from making strategic acquisitions, introducing new technologies or exploiting business opportunities; limit or restrict our ability to obtain and maintain performance bonds to cover our financial responsibility requirements in various jurisdictions for non-performance of guest travel, casualty and personal injury; make it difficult for us to satisfy our obligations with respect to our debt; and increase our exposure to the risk of increased interest rates as certain of our borrowings are (and may be in the future) at a variable rate of interest.
Despite our leverage, we may incur more debt, which could adversely affect our business.

We may incur substantial additional debt in the future. Except for the restrictions under the indentures governing our Secured Notes (as defined below) and our 9.125% Senior Guaranteed Notes due in 2023 (the “Unsecured Notes”) and certain of our other debt instruments, including our unsecured bank and export credit facilities, we are not restricted under the terms of our debt instruments from incurring additional debt. Although the indentures governing the Secured Notes, the Unsecured Notes, and certain of our other debt instruments, including our unsecured bank and export credit facilities, contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances the amount of debt that could be incurred in compliance with these restrictions could be substantial. Our debt instruments also do not and will not prevent us from incurring liabilities that do not constitute “Indebtedness” as defined therein. In the event that we execute and borrow under the $700 million commitment expiring on August 12, 2022 for a 364-day term loan facility, the credit agreement that would govern such term loan facility would impose substantially similar restrictions (including the related qualifications and exceptions) as are set forth in the indenture governing the Unsecured Notes. If new debt is added to our existing debt levels, the related risks that we now face would increase. As of June 30, 2021, we have commitments for approximately $10.5 billion of debt to finance the purchase of 10 ships on order by our Royal Caribbean International, Celebrity Cruises and Silversea Cruises brands, nine of which are guaranteed by the export credit agencies in the countries in which the ships are being built. The ultimate size of each facility will depend on the final contract price (including change orders and owner’s supply) as well as fluctuations in the EUR/USD exchange rate.
The terms of existing debt financing give, and any future preferred equity or debt financing may give, holders of any preferred securities or debt securities rights that are senior to rights of our common shareholders or impose more stringent operating restrictions on our company.
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
Certain of our debt instruments, including our indentures and our unsecured bank and export credit facilities, limit our flexibility in operating our business. For example, certain of our loan agreements and indentures restrict or limit our and our subsidiaries’ ability to, among other things: incur or guarantee additional indebtedness; pay dividends or distributions on, or redeem or repurchase capital stock and make other restricted payments; make investments; consummate certain asset sales; engage in certain transactions with affiliates; grant or assume certain liens; and consolidate, merge or transfer all or substantially all of our assets. Both our export credit facilities and our non-export credit facilities contain covenants that will, once our current waivers expire, require us, among other things, to maintain a specified minimum fixed charge coverage ratio and limit our net debt-to-capital ratio. Refer to Note 7. Debt to our consolidated financial statements under Item 1. Financial Statements for further discussion on our covenants and existing waivers.
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
We did not declare dividends on our common stock in the quarter ended June 30, 2021 and do not expect to pay dividends on our common stock for the foreseeable future.
No cash dividends were declared on our common stock during the five consecutive quarters ended June 30, 2021. We expect that any income received from operations will be devoted to our future operations and recovery. We do not expect to pay cash dividends on our common stock for the foreseeable future due to our agreement with certain of our lenders not to pay dividends until the end of the third quarter 2022. In addition, in the event we thereafter declare a dividend, we will need to repay our debt deferral. Payment of dividends would, in any case, depend upon our profitability at the time, cash available for those dividends, and other factors as our board of directors may consider relevant.
Increased regulatory oversight, changes in the method pursuant to which the LIBOR rates are determined and potential phasing out of LIBOR after 2021 may adversely affect the value of a portion of our indebtedness.
A portion of our indebtedness bears interest at variable rates that are linked to changing market interest rates. As a result, an increase in market interest rates would increase our interest expense and our debt service obligations. As of June 30, 2021, we had approximately $7.0 billion of indebtedness that bears interest at variable rates. This amount represented approximately 32.2% of our total indebtedness. As of June 30, 2021, a hypothetical 1% increase in prevailing interest rates would increase our forecasted 2021 interest expense by approximately $29.3 million.
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
Our operating costs, including fuel, food, payroll and benefits, airfare, taxes, insurance, and security costs, can be, and have been, subject to increases due to market forces and economic or geopolitical conditions or other factors beyond our control, including as a result of rerouting itineraries due to ports closing or not accepting passengers in connection with the COVID-19 pandemic. Increases in these operating costs could adversely affect our future profitability.
Any further impairment of our goodwill, long-lived assets, equity investments and notes receivable could adversely affect our financial condition and operating results.
We evaluate goodwill for impairment on an annual basis, or more frequently when circumstances indicate that the carrying value of a reporting unit may not be recoverable. A challenging operating environment, such as is currently being experienced under the impact of COVID-19, impacts affecting consumer demand or spending, the deterioration of general macroeconomic conditions, or other factors, could result in a change to the future cash flows we expect to derive from our operations. Reductions of cash flows used in the valuation analyses may result in the recording of an impairment charge to a reporting unit’s goodwill.
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
Incidents on ships, at port facilities, land destinations and/or affecting the cruise vacation industry in general, and the associated negative media coverage and publicity, have affected and could continue to affect our reputation and impact our sales and results of operations.
Cruise ships, private destinations, port facilities and shore excursions operated and/or offered by us and third parties involve the risk of accidents, illnesses, mechanical failures, environmental incidents and other incidents which may bring into question safety, health, security and vacation satisfaction and negatively impact our sales, operations and reputation. Incidents involving cruise ships, and, in particular the safety, health and security of guests and crew and the media coverage thereof, including those related to the COVID-19 pandemic, have impacted and could continue to impact demand for our cruises and pricing in the industry. In particular, we cannot predict the impact on our financial performance and our cash flows required for cash refunds of deposits as a result of the pause in our global fleet cruise operations, which may be prolonged, and the public’s concern regarding the health and safety of travel, especially by cruise ship, and related decreases in demand for travel and cruising. Moreover, our ability to attract and retain guests and crew depends, in part, upon the perception and reputation of our company and our brands and the public’s concerns regarding the health and safety of travel generally, as well as regarding the cruising industry and our ships specifically. Our reputation and our business could also be damaged by continued or additional negative publicity regarding the cruise industry in general, including publicity regarding the spread of contagious disease such as COVID-19, over-tourism in key ports and destinations, and the potentially adverse environmental impacts of cruising. The considerable expansion in the use of social and digital media over recent years has compounded the potential scope and reach of any negative publicity. In addition, incidents involving cruise ships may result in additional costs to our business, increasing government or other regulatory oversight and, in certain cases, potential litigation.
Significant weather, climate events and/or natural disasters could adversely impact our business and results from operations.
Natural disasters (e.g., earthquakes, volcanos, wild fires), weather and/or climate events (including hurricanes and typhoons) could impact our source markets and operations resulting in travel restrictions, guest cancellations, an inability to source our crew or our provisions and supplies from certain places. We are often forced to alter itineraries and occasionally cancel a cruise or a series of cruises or to redeploy our ships due to these types of events, which could have an adverse effect on our sales, operating costs and profitability in the current and future periods. Increases in the frequency, severity or duration of these types of events could exacerbate their impact and cause further disruption to our operations or make certain destinations less desirable or unavailable impacting our revenues and profitability further. Any of the foregoing could have an adverse impact on our results of operations and on industry performance.

Our reliance on shipyards, their subcontractors and our suppliers to implement our newbuild and ship upgrade programs and to repair and maintain our ships exposes us to risks which, if realized, could adversely impact our business.
We rely on shipyards, their subcontractors and our suppliers to effectively construct our new ships and to repair, maintain, and upgrade our existing ships on a timely basis and in a cost effective manner; and there are a limited number of shipyards with the capability and capacity to build, repair, maintain and/or upgrade our ships. As such, any disruptions affecting the newbuild or fleet modernization supply chain will adversely impact our business as there are limited substitutes.
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
Although our ships can be redeployed, cruise sales and/or pricing may be impacted by the introduction of new ships into the marketplace, reductions in cruise capacity, overall market growth and deployment decisions of ourselves and our competitors. As of June 30, 2021, a total of 91 new ships with approximately 198,186 berths were on order for delivery through 2027 in the cruise industry, including 13 ships currently scheduled to be delivered to us. The further net growth in capacity from these new ships and future orders, without an increase in the cruise industry’s demand and/or share of the vacation market, could depress cruise prices and impede our ability to achieve yield improvement. Further, cruise prices and yield improvement could face additional pressure due to the pace at which we and other cruise line operators return to service.
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
We believe that port destinations are a major reason why guests choose to go on a particular cruise or on a cruise vacation. The availability of ports and destinations is affected by a number of factors, including industry demand and competition for key ports and destinations, existing capacity constraints, constraints related to the size of certain ships, security, financial limitations on port development, exclusivity arrangements that ports may have with our competitors, geopolitical developments and local governmental regulations; and in light of the COVID-19 pandemic, port availability could also be subject to immediate change depending on local and/or onboard disease outbreaks or other government restrictions as well as limited availability when sailing resumes. Higher fuel costs also may adversely impact the destinations we choose to call upon on certain of our itineraries as they become too costly to include.
In addition, certain ports and destinations have faced a surge of both cruise and non-cruise tourism which, in certain cases, has fueled anti-tourism sentiments and related countermeasures to limit the volume of tourists allowed in these destinations. In certain destinations, countermeasures to limit the volume of tourists have been contemplated and/or put into effect, including proposed limits on cruise ships and cruise passengers. Potential restrictions in ports and destinations such as Venice, Barcelona or Key West, could limit the itinerary and destination options we can offer our passengers going forward.
Increased demand and competition for key ports of call or destinations, limitations on the availability or feasibility of use of specific ports of call and/or constraints on the availability of shore excursions and other service providers at such ports or destinations could adversely affect our operations and financial results.

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
Compliance and Regulatory Risks
Changes in U.S. or other countries’ foreign travel policy have affected, and may continue to affect, our results of operations.
Changes in U.S. foreign policy have in the past and could in the future result in the imposition of travel restrictions or travel bans on U.S. persons to certain countries or result in the imposition of travel advisories, warnings, rules, regulations or legislation exposing us to penalties or claims of monetary damages. In addition, many countries have adopted restrictions against U.S. travelers, and we currently cannot predict when those restrictions will be eased. The timing and scope of these changes and regulations can be unpredictable, and they could cause us to cancel scheduled sailings, possibly on short notice, or could result in litigation against us. This, in turn, could decrease our revenue, increase our operating costs and otherwise impair our profitability.
Environmental, labor, health and safety, financial responsibility and other maritime regulations and measures could affect operations and increase operating costs.
The U.S. and various state and foreign government or regulatory agencies have enacted or may enact environmental regulations or policies, such as requiring the use of low sulfur fuels (e.g., IMO 2020), that could increase our direct cost to operate in certain markets, increase our cost for fuel, limit the supply of compliant fuel, cause us to incur significant expenses to purchase and/or develop new equipment and adversely impact the cruise vacation industry. While we have taken and expect to continue to take a number of actions to mitigate the potential impact of certain of these regulations, there can be no assurances that these efforts will be successful over the long term.
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
Some environmental groups also have generated negative publicity about the environmental impact of the cruise vacation industry and are advocating for more stringent regulation of ship emissions at berth and at sea. Growing environmental scrutiny of the cruise industry and any related measures could adversely impact our operations and financial results and subject us to increasing compliance costs.
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
We are exposed to cyber security attacks, data breaches and the risks and costs associated with protecting our systems and maintaining data integrity and security.
We are subject to cyber security attacks. These cyber attacks can vary in scope and intent from attacks with the objective of compromising our systems, networks and communications for economic gain to attacks with the objective of disrupting, disabling or otherwise compromising our maritime and/or shoreside operations. The attacks can encompass a wide range of methods and intent, including phishing attacks, illegitimate requests for payment, theft of intellectual property, theft of confidential or non-public information, installation of malware, installation of ransomware and theft of personal or business information. The frequency and sophistication of, and methods used to conduct, these attacks have increased over time.
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
We are also subject to various risks associated with the collection, handling, storage and transmission of sensitive information. In the regular course of business, we collect employee, customer and other third-party data, including personally identifiable information and individual credit card data, for various business purposes. Although we have policies and procedures in place to safeguard such sensitive information, this information has been and could be subject to cyber security attacks and the aforementioned risks. In addition, we are subject to federal, state and international laws relating to the collection, use, retention, security and transfer of personally identifiable information and individual credit card data. Those laws include, among others, the European Union General Data Protection Regulation and regulations of the New York State Department of Financial Services and similar state agencies that impose additional cyber security requirements on us as a result of our provision of certain insurance products. Complying with these and other applicable laws has caused, and may cause, us to incur substantial costs or require us to change our business practices, and our failure to do so may expose us to substantial fines, penalties, restrictions, litigation or other expenses and adversely affect our business. Further, any changes to laws or regulations, including new restrictions or requirements applicable to our business, or an increase in enforcement of existing laws and regulations, could expose us to additional costs and liability and could limit our use and disclosure of such information.
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
There were no repurchases of common stock during the quarter ended June 30, 2021. As of June 30, 2021, the 24-month common stock repurchase program authorized by our board of directors on May 9, 2018 had expired. In connection with our debt covenant waivers, we agreed with our lenders not to engage in stock repurchases for so long as our debt covenant waivers are in effect.

Item 6. Exhibits

4.1
Indenture, dated June 24, 2021, among the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, principal paying agent, transfer agent, registrar (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 24, 2021).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1
Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code**

*	Filed herewith
**	Furnished herewith
Interactive Data File
101                         The following financial statements of Royal Caribbean Cruises Ltd. for the period ended June 30, 2021, formatted in iXBRL (Inline extensible Reporting Language) are filed herewith:
(i)                     the Consolidated Statements of Comprehensive Loss for the quarters and six months ended June 30, 2021 and 2020;
(ii)    the Consolidated Balance Sheets at June 30, 2021 and December 31, 2020;
(iii)                the Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020; and
(iv)                   the Notes to the Consolidated Financial Statements, tagged in summary and detail.
104      Cover page interactive data file (the cover page XBRL tags are embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL CARIBBEAN CRUISES LTD.
(Registrant)

/s/ JASON T. LIBERTY
Jason T. Liberty
Executive Vice President, Chief Financial Officer
August 5, 2021	(Principal Financial Officer and duly authorized signatory)